Form 10-Q
period 2004-09-30
ARES CAPITAL CORP
filed 2004-11-17
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period              to

Commission File No. 000-50697

ARES CAPITAL CORPORATION

(Exact name of Registrant as specified in its charter)

Maryland	33-1089684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

780 Third Avenue, 46th Floor, New York, NY  10017

(Address of principal executive office)   (Zip Code)

(212) 750-7300

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☐   No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 15, 2004
Common stock, $0.001 par value	11,066,767

ARES CAPITAL CORPORATION

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

ARES CAPITAL CORPORATION
BALANCE SHEET
As of September 30, 2004 (unaudited) and June 23, 2004

	As of
	September 30, 2004	June 23, 2004
	(unaudited)
ASSETS
Cash	$1,001,505	$1,500
Investment purchase right	250,000	—
Total assets	$1,251,505	$1,500
LIABILITIES
Payable for investment purchase right	$250,000	$—
Organizational expenses payable	250,000	—
Total liabilities	$500,000	$—
STOCKHOLDERS’ EQUITY
Common stock, par value $.001 per share, 100,000,000 and 1,000 common shares authorized, 66,767 and 100 common shares issued and outstanding, respectively	$67	$—
Paid-in capital in excess of par	1,001,438	1,500
Accumulated deficit	(250,000)	—
Total stockholders’ equity	$751,505	$1,500
Total liabilities and stockholders’ equity	$1,251,505	$1,500

See notes to financial statements (unaudited).

ARES CAPITAL CORPORATION
STATEMENT OF OPERATIONS
For the period June 23, 2004 (inception) through September 30, 2004 (unaudited)

OPERATING INCOME:
Interest and other	$—
Total operating income	—
OPERATING EXPENSES:
Organizational expenses	250,000
Total operating expenses	250,000
Net operating loss before investment gains and losses	(250,000)
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss):
Investment transactions	—
Net unrealized gain (loss):
Investment transactions	—
Net realized and unrealized gain (loss) from investment transactions	—
NET DECREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$(250,000)

See notes to financial statements (unaudited).

ARES CAPITAL CORPORATION
STATEMENT OF STOCKHOLDERS’ EQUITY
For the period June 23, 2004 (inception) through September 30, 2004 (unaudited)

	Common Stock		Paid in Capital in	Accumulated	Total Stockholders’
	Shares	Amount	Excess of Par	Deficit	Equity
Balance at June 23, 2004	100	$—	$1,500	$—	$1,500
Issuance of common stock	66,667	67	999,938	—	1,000,005
Net decrease in stockholders’ equity resulting from operations	—	—	—	(250,000)	(250,000)
Balance at September 30, 2004	66,767	$67	$1,001,438	$(250,000)	$751,505

See notes to financial statements (unaudited).

ARES CAPITAL CORPORATION
STATEMENT OF CASH FLOWS
For the period June 23, 2004 (inception) through September 30, 2004 (unaudited)

OPERATING ACTIVITIES:
Net decrease in stockholders’ equity resulting from operations	$(250,000)
Adjustments to reconcile net decrease in stockholders’ equity resulting from operations:
Changes in operating assets and liabilities:
Organizational expenses payable	250,000
Net cash provided by operating activities	—
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,000,005
Net cash provided by financing activities	1,000,005
CHANGE IN CASH AND CASH EQUIVALENTS	1,000,005
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,500
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,001,505

See notes to financial statements (unaudited).

ARES CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.   ORGANIZATION

Ares Capital Corporation (the “Company,” “ARCC,” “we,” “us,” and “our”) was organized as a Maryland corporation on April 16, 2004 and initially funded on June 23, 2004. The Company is a newly organized closed-end management investment company that has filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940. As of September 30, 2004, we had filed a registration statement to offer shares of our common stock for public sale.

In September 2004, our board of directors approved an increase in the number of authorized common shares to 100,000,000 common shares. As of September 30, 2004, we had issued and sold 66,767 shares of our common stock at a price of $15.00 per share to Ares Management LLC and its affiliates.

Interim financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ended December 31, 2004.

2.   SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income or loss and expenses during the reporting period. Actual results could differ from those estimates.

3.   AGREEMENTS

On September 16, 2004, we entered into an agreement with Royal Bank of Canada and its affiliates (“RBC”) pursuant to which we agreed to pay $250,000 to RBC to acquire a right to purchase, for approximately $140.8 million in cash plus the assumption of certain obligations as a lender arising after the purchase (including funding future advances under revolving loans), a portfolio of loans and equity investments (the “Portfolio”). We believe the Portfolio (other than the collateralized debt obligations) is comprised substantially of BDC qualifying assets that satisfy our general investment objectives.

We have entered into an investment advisory and management agreement (the “Advisory Agreement”) with Ares Capital Management LLC (the “Investment Adviser”) under which the Investment Adviser, subject to the overall supervision of our board of directors, will provide investment advisory and management services to ARCC. For providing these services, the Investment Adviser will receive a fee from us, consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.5% of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds). For services rendered under the Advisory Agreement during the period commencing from October 8, 2004 through and including December 31, 2004, the base management fee is payable monthly in arrears. For services rendered under the Advisory Agreement after December 31, 2004, the base management fee is payable quarterly in arrears. Until January 1, 2005, the base management fee is calculated based on the initial value of our total assets after giving effect to the purchase of the Portfolio (other than cash or cash equivalents but including assets purchased with borrowed funds). Subsequently, the base management fee will be calculated based on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters. Base management fees for any partial month or quarter will be appropriately pro rated.

The incentive fee has two parts. The first part of the incentive fee is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the administration agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as original issue discount, debt instruments with payment-in-kind interest, preferred stock with payment-in-kind dividends and zero coupon securities, accrued income that we have not yet received in cash. The Investment Adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income.

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, will be compared to a fixed “hurdle rate” of 2.00% per quarter (8.0% annualized).

We will pay the Investment Adviser the first part of the incentive fee (with respect to our pre-incentive fee net investment income) in each calendar quarter as follows:

•       no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle rate;

•       100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.50% in any calendar quarter (10% annualized). We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 2.50%) as the “catch-up” provision. The “catch-up” is meant to provide our Investment Adviser with 20% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 2.50% in any calendar quarter; and

•       20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.50% in any calendar quarter (10% annualized).

These calculations will be appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The second part of the incentive fee will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), commencing with the calendar year ending on December 31, 2004, and will equal 20% of our realized capital gains for the calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation for such year; provided that the incentive fee determined as of December 31, 2004 will be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation for the period ending December 31, 2004.

We will defer cash payment of any incentive fee otherwise earned by the Investment Adviser if during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made the sum of (a) the aggregate distributions to the stockholders and (b) the change in net assets (defined as total assets less indebtedness) is less than 8.0% of our net assets at the beginning of such period. These calculations will be appropriately pro rated during the first calendar quarter following the closing of the offering and will be adjusted for any share issuances or repurchases.

From inception through September 30, 2004, we incurred no base management fee or incentive fee, as investment operations had yet to commence.

We have also entered into a separate administration agreement (the “Administration Agreement”) with Ares Technical Administration LLC (“Ares Administration”) under which Ares Administration will furnish us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, Ares Administration also performs or oversees the performance of our required administrative services. These administrative services include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Administration will assist us to determine and publish the net asset value, oversee the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement will be equal to an amount based upon our allocable portion of Ares Administration’s overhead in performing its obligations including rent and our allocable portion of the cost of the officers and their respective staff. Under the Administration Agreement, Ares Administration will also provide on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60-days’ written notice to the other party.

4.   ORGANIZATIONAL AND OFFERING EXPENSES

A portion of the net proceeds of the proposed public offering will be used to pay for the offering costs and organizational expenses. Offering costs will be charged against the proceeds from the offering when received and are currently estimated to be $1.6 million. Organizational expenses have been charged and expensed as incurred. Such offering and organizational expenses reflect management’s best estimate and are subject to change upon the completion of the offering and conclusion of the organization process.

5.   FEDERAL INCOME TAXES

We intend to qualify for the tax treatment applicable to regulated investment companies under Subchapter M of the Internal Revenue Code of 1986, as amended, and, among other things, intend to make the requisite distributions to our stockholders which will relieve us from Federal income or excise taxes. Therefore, no provision has been recorded for Federal income or excise taxes.

6.   EARNINGS (LOSS) PER SHARE

The  net decrease in stockholders’ equity per share resulting from operations was $(31.51). The weighted average shares outstanding used in the computation of loss per share for the period from June 23, 2004 to September 30, 2004 were 7,933. There were no common stock equivalents which resulted in diluted earnings per share.

7.   FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the period from June 23, 2004 (inception) through September 30, 2004:

Per Share Data:
Net asset value, beginning of period	$15.00
Net investment loss	(3.74)
Net decrease in stockholders’ equity resulting from operations	(3.74)
Net asset value at end of period	$11.26
Shares outstanding at end of period	66,767
Ratio/Supplemental Data:
Total return per share	(24.93)%
Net assets at end of period	$751,505
Ratio of operating expenses to average net assets	242.36%
Ratio of net operating loss to average net assets	242.36%

Ratios include non-recurring organizational expenses of approximately $250,000 that were expensed as incurred and have been annualized.

8.   SUBSEQUENT EVENTS

On October 8, 2004, we completed our initial public offering of 11,000,000 shares at a price of $15.00 per share, less an underwriting discount and commissions totaling $0.675 per share. The Investment Adviser, on our behalf, agreed to pay the underwriters $0.225 per share in underwriting discount and commissions. We are obligated to repay this amount, together with accrued interest (a) if during any four calendar periods ending on or after October 8, 2005 the sum of (i) the aggregate distributions to the stockholders and (ii) the change in net assets (defined as total assets less indebtedness) equals or exceeds 7.0% of the net assets at the beginning of such period (as adjusted for any share issuances or repurchases) or (b) upon the Company’s liquidation. We received approximately $160,450,000 in total net proceeds from the offering, before other offering and organizational expenses, and including approximately $405,000 the underwriters agreed to reimburse us for offering expenses.

On October 8, 2004, we completed the purchase of substantially all of the assets in the Portfolio from RBC for approximately $122.3 million. We purchased additional assets originally included in the Portfolio from RBC for approximately $18.5 million on November 3, 2004.

On November 3, 2004, we formed Ares Capital CP Funding LLC (“Ares Capital CP”), a wholly-owned subsidiary of the Company, through which we established a revolving credit facility (the “Facility”) allowing Ares Capital CP to issue up to $150.0 million of variable funding certificates (“VFC”). As part of the Facility, we are subject to limitations as to how borrowed funds may be used including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of VFC that we may issue from time to time. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early amortization of the Facility and limit further advances under the Facility and in some cases could be an event of default. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the Facility. The interest charged on the VFC is based on the commercial paper rate plus 1.25% and payable quarterly. As of September 30, 2004, the commercial paper rate was 1.7885%. The Facility expires on November 2, 2005 unless extended prior to such date for an additional 364-day period with the consent of the lender. If the Facility is not extended, any principal amounts then outstanding will be amortized over a 24-month period through a termination date of November 2, 2007. Under the terms of the Facility, we are required to pay a one-time 0.25% structuring fee and a 0.375% renewal fee on each of the two years following the closing date of the Facility. Additionally, we are also required to pay a 0.175% commitment fee for any unused portion of the Facility.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Some of the statements in this report constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Capital Corporation (the “Company,” “ARCC,” “we,” “us” and “our”). The forward-looking statements contained in this report involve risks and uncertainties, including statements as to:

•       our future operating results;

•       our business prospects and the prospects of our portfolio companies;

•       the impact of investments that we expect to make;

•       our contractual arrangements and relationships with third parties;

•       the dependence of our future success on the general economy and its impact on the industries in which we invest;

•       the ability of our portfolio companies to achieve their objectives;

•       our expected financings and investments;

•       the adequacy of our cash resources and working capital;

•       the timing of cash flows, if any, from the operations of our portfolio companies; and

•       the ability of Ares Capital Management LLC (the “Investment Adviser”)to locate suitable investments for us and to monitor and administer our investments.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason. We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

We were incorporated in Maryland on April 16, 2004 and initially funded on June 23, 2004. We commenced material operations on October 8, 2004. Our investment objectives are to generate both current income and capital appreciation through debt and equity investments. We intend to invest primarily in first and second lien senior loans and long-term mezzanine debt, which in some cases may include an equity component, and, to a lesser extent, in equity investments in private middle market companies.

We are an externally managed, non-diversified, closed-end investment company that elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940. As a business development company, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. On October 8, 2004, we completed our initial public offering (the “IPO”) of 11,000,000 shares of common stock at $15.00 per share, less an underwriting discount and commissions totaling $.675 per share. Ares Capital Management LLC, our investment adviser, agreed to pay the underwriters $.225 per share in underwriting and commissions on the Company’s behalf. We are obligated to repay this amount, together with the accrued interest (a) if during any four calendar periods ending on or after October 8, 2005 the sum of (i) the aggregate distributions to the stockholders and (ii) the change in net assets (defined as total assets less indebtedness) equals or exceeds 7.0% of the net assets at the beginning of such period (as adjusted for any share issuances or repurchases) or (b) upon the Company’s liquidation. We received approximately $160,450,000 in total net proceeds from the offering, before other offering and organizational expenses, and including approximately $405,000 the underwriters agreed to reimburse us for offering expenses.

We intend to elect to be treated as a regulated investment company, or a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income that we distribute to our stockholders.

Portfolio and Investment Activity

On September 16, 2004, we entered into an agreement with Royal Bank of Canada and its affiliates (“RBC”) whereby we agreed to pay $250,000 to RBC to acquire a right to purchase a portfolio of loans and equity investments comprising substantially of BDC qualifying assets (the “Portfolio”) that satisfy our investment objectives.

Following the completion of our IPO on October 8, 2004, we exercised our right to purchase substantially all of the assets in the Portfolio from RBC for approximately $122.3 million. We purchased additional assets originally included in the Portfolio from RBC for approximately $18.5 million on November 3, 2004.

To maintain our status as a BDC, we must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. If we acquire senior loans, mezzanine investments or equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets may not be treated as qualifying assets. This results from the definition of “eligible portfolio company” under the Investment Company Act of 1940, which in part looks to whether a company has outstanding marginable securities. Amendments promulgated in 1998 by the Board of Governors of the Federal Reserve System to Regulation T under the Securities Exchange Act of 1934, expanded the definition of marginable security to include any non-equity security. These amendments have raised questions as to whether a private company that has outstanding debt would qualify as an eligible portfolio company.

On November 1, 2004, the Securities and Exchange Commission proposed for comment two new rules under the Investment Company Act of 1940 that are designed to realign the definition of eligible portfolio company set forth under the Investment Company Act of 1940, and the investment activities of BDCs, with their original purpose by (1) defining eligible portfolio company with reference to whether an issuer has any class of securities listed on a national securities exchange or on an automated interdealer quotation system of a national securities association (“NASDAQ”) and (2) permitting BDCs to make certain additional (“follow-on”) investments in those issuers even after they list their securities on a national securities exchange or on NASDAQ. The proposed rules are intended to expand the definition of eligible portfolio company in a manner that would promote the flow of capital to small, developing and financially troubled companies. We cannot assure you that these rules, or related rules arising out of the comment process, will be approved by the Securities and Exchange Commission.

Results of Operations

We initially funded on June 23, 2004 and therefore, have no period to compare results for the quarter ended September 30, 2004. For period from June 23, 2004 (inception) through September 30, 2004, our operating expenses reflected non-recurring charges of approximately $250,000 in expenses related to the organization of the Company. As a result, our stockholders’ equity decreased by approximately $250,000 for the period covered in this report.

Financial Condition, Liquidity and Capital Resources

For the period from June 23, 2004 to September 30, 2004, we had no operations other than the incurrence of approximately $250,000 in organizational expenses and the acquisition of a right to purchase the Portfolio.

Substantially all of the net proceeds from our IPO will be used to acquire the Portfolio, to make investments, and to pay for our operating expenses prior to the end of our first fiscal year ending December 31, 2004. We plan to borrow money in order to provide additional liquidity and to meet our investment objectives and strategies.

On November 3, 2004, we and Ares Capital CP Funding LLC, a single member, special purpose, limited liability company, wholly owned by us (“Ares Capital CP”), entered into:

(i)    a Purchase and Sale Agreement (the “Purchase Agreement”) pursuant to which we sold and contributed to Ares Capital CP certain loans we originated or acquired and will continue to sell and contribute certain newly originated and acquired loans (the “Loans”),

(ii)   a Sale and Servicing Agreement (the “Servicing Agreement” and together with the Purchase Agreement, the “Agreements”) with certain conduits and institutional lenders agented by Wachovia Capital Markets, LLC (“Wachovia”), U.S. Bank National Association, as trustee, and Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as the backup servicer, pursuant to which Ares Capital CP may obtain up to $150,000,000 in financing from the conduits and institutional lenders, and

(iii)  various supporting documentation, including a hedge agreement with an affiliate of Wachovia, concentration account and intercreditor agreements, securities account agreements and powers of attorney.

In connection with the Agreements, through our wholly owned subsidiary Ares Capital CP, we established a revolving credit facility (the “Facility”) that will allow Ares Capital CP to issue up to $150.0 million of variable funding certificates (“VFC”) as described in more detail in Note 8 to our Financial Statements.

Dividends

We intend to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986. In order to maintain our status as a regulated investment company, we are required to (1) distribute at least 90% of our investment company taxable income and (2) distribute at least 98% of our income (both ordinary income and net capital gains) to avoid an excise tax. We intend to make distributions to our stockholders on a quarterly basis of substantially all of our net operating income. We also intend to make distributions of net realized capital gains, if any, at least annually.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings when applicable to us as a business development company under the Investment Company Act of 1940 and due to provisions in our credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

For period covered in this report, we did not have any investment in our portfolio other than a purchase right to acquire the Portfolio from RBC.

Item 4.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

There have been no changes in our internal control over financial reporting that occurred during the period June 23, 2004 through September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

We are not a defendant in any pending legal proceeding, and no such proceedings are known to be contemplated.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

As of September 30, 2004, ARCC issued and sold 66,767 shares of its common stock for an aggregate purchase price of $1,001,505 to Ares Management LLC and its affiliates. These shares were issued prior to and not a part of the 11,000,000 shares offered in the IPO, and we believe that the transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and Regulation D promulgated thereunder. A portion of the proceeds was used to acquire the purchase right from RBC in connection with the Portfolio. We plan to use the remainder of the proceeds to support our investment operations.

We did not repurchase any shares issued during the period covered in this report.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant.(1)
3.2	Amended and Restated Bylaws of the Registrant, as amended.(1)
4.1	Form of Stock Certificate(2)
10.1	Investment Advisory and Management Agreement between Registrant and Ares Capital Management LLC.(1)
10.2	Custodian Agreement between Registrant and U.S. National Bank Association.(2)
10.3	Administration Agreement between Registrant and Ares Technical Administration LLC.(1)
10.4	License Agreement between the Registrant and Ares Management LLC.(1)
10.5	Form of Stock Transfer Agency Agreement between Registrant and Computershare Investor Services, LLC.(2)
10.6	Form of Indemnification Agreement between Registrant and directors and certain officers.(2)
10.7	Form of Indemnification Agreement between Registrant and the members of the Ares Capital Management LLC investment committee.(2)
10.8	Agreement Regarding Purchase of Loan Portfolio between Registrant and Royal Bank of Canada.(2)
10.9	Form of Agreement Regarding Repayment of Sales Load Advance between Registrant and Ares Capital Management LLC.(2)
10.10	Purchase and Sale Agreement, between Registrant and Ares Capital CP Funding LLC.(3)
10.11

Sale and Servicing Agreement among Ares Capital CP, as borrower, Registrant as servicer, certain conduits and institutional lenders agented by Wachovia Capital Markets, LLC, U.S. Bank National Association, as trustee, and Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as the backup servicer.(3)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*                    Filed herewith.

(1)          Previously filed with pre-effective Amendment No. 1 to the Form N-2 filed by the Registrant on September 17, 2004 (File No. 33-114656).

(2)          Previously filed with pre-effective Amendment No. 2 to the Form N-2 filed by the Registrant on September 28, 2004 (File No. 33-114656).

(3)          Previously filed with Form 8-K filed by the Registrant on November 8, 2004 (File No. 000-50697).

(b)             Reports on Form 8 K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES CAPITAL CORPORATION
Date: November 17, 2004	By	/s/ MICHAEL J. AROUGHETI
Michael J. Arougheti
President
	By	/s/ DANIEL F. NGUYEN
Daniel F. Nguyen
Chief Financial Officer