Form 10-K
period 2004-12-31
ARES CAPITAL CORP
filed 2005-03-30
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will no be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 23, 2005, based on the closing price on that date of $15.74 on the Nasdaq National Market, was $353,783,998.  As of March 23, 2005 there were 23,143,414 shares of the registrant’s common stock outstanding.

Portions of the registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.  Business

FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report involve risks and uncertainties, including statements as to:

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

•                                          the timing of cash flows, if any, from the operations of our portfolio companies; and

•                                          the ability of our investment advisor to locate suitable investments for us and to monitor and administer our investments.

We use words such as ‘‘anticipates,’’ ‘‘believes,’’ ‘‘expects,’’ ‘‘intends’’ and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in ‘‘Risk Factors’’ and elsewhere in this Annual Report.

GENERAL

Ares Capital Corporation, a Maryland corporation (together with its subsidiary, where applicable, “Ares Capital,” the “Company” or the “Registrant,” which may also be referred to as “we,” “us,” or “our”) is a closed-end, non-diversified management investment company that is regulated as a business development company or a “BDC” under the Investment Company Act of 1940, or the “1940 Act.” We were founded in April 2004 and completed an initial public offering of our common stock on October 8, 2004. Ares Capital’s investment objectives are to generate both current income and capital appreciation through debt and equity investments by primarily investing in U.S. middle market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive.

We primarily invest in first and second lien senior loans and long-term mezzanine debt. First and second lien senior loans generally are senior debt instruments that rank ahead of subordinated debt of a given portfolio company.  These loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of or be junior to other security interests.  Mezzanine debt is subordinated to senior loans and is generally unsecured.  In some cases, we may also receive warrants or options in connection with our debt instruments. Our investments generally range between $10 million and $30 million each, although the investment sizes may be more or less than the targeted range. We also, to a lesser extent, make equity investments in private middle market companies. These investments are generally less than $10 million each and made in conjunction with loans we make to these companies. In this Annual Report, we generally use the term “middle market” to refer to companies with annual EBITDA between $5 million and $50 million.  EBITDA represents net income before net interest expense, income tax expense, depreciation and amortization.

The first and second lien senior loans generally have stated terms of three to ten years and the mezzanine debt investments generally have stated terms of up to ten years, but the expected average life of such first and second lien loans and mezzanine debt is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. The debt that we invest in typically is not rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than ‘‘Baa3’’ by Moody’s or lower than ‘‘BBB ‘‘ by Standard & Poor’s). We may invest without limit in debt of any rating, including securities that have not been rated by any nationally recognized statistical rating organization.

We believe that our investment adviser, Ares Capital Management LLC (“Ares Capital Management” or “investment advisor’), is able to leverage the current investment platform, resources and existing relationships with financial sponsors, financial institutions, hedge funds and other investment firms of Ares Partners Management Company LLC and its affiliated companies (collectively, “Ares”) to provide us with attractive investments. In addition to deal flow, the Ares investment platform assists our investment adviser in analyzing, structuring and monitoring investments. Ares’ senior principals have worked together for many years and have substantial experience in investing in senior loans, high yield bonds, mezzanine debt and private equity. The Company has access to the Ares staff of approximately 38 investment professionals and to the 20 administrative professionals employed by Ares who provide assistance in accounting, legal, compliance and investor relations.

While our primary focus is to generate current income and capital appreciation through investments in first and second lien senior loans and mezzanine debt and, to a lesser extent, equity securities of private companies, we also may invest up to 30% of the portfolio in opportunistic investments. Such investments may include investments in high-yield bonds, debt and equity securities in collateralized debt obligation vehicles and distressed debt or equity securities of public companies. We expect that these public companies generally will have debt that are non-investment grade. As part of this 30% of the portfolio, we may also invest in debt of middle market companies located outside of the United States, which investments are not anticipated to be in excess of 5% of the portfolio at the time such investments are made.

About Ares

Ares is an independent Los Angeles based firm with 78 employees that manages investment funds that have approximately $6.5 billion of committed capital. Ares was founded in 1997 by a group of highly experienced investment professionals.

Ares specializes in originating and managing assets in both the leveraged finance and private equity markets. Ares’ leveraged finance activities include the acquisition and management of senior loans, high yield bonds, mezzanine and special situation investments. Ares’ private equity activities focus on providing flexible, junior capital to middle market companies. Ares has the ability to invest across a capital structure, from senior secured floating rate debt to common equity.

Ares is comprised of the following groups:

•                                          Capital Markets Group. The Ares Capital Markets Group currently manages a variety of funds and investment vehicles that have approximately $5.0 billion of committed capital, primarily focusing on syndicated senior secured loans, high yield bonds, distressed debt and other liquid fixed income investments. The Capital Markets Group focuses primarily on liquid fixed income debt securities and other publicly traded debt securities.

•                                          Private Debt Group. The Ares Private Debt Group manages the assets of Ares Capital. The Private Debt Group focuses primarily on non-syndicated first and second lien senior loans and mezzanine debt.

•                                          Private Equity Group. The Ares Private Equity Group manages ACOF, which has $750 million of committed capital. ACOF generally makes private equity investments in middle market companies and in amounts substantially larger than the private equity investments anticipated to be made by Ares Capital. The Private Equity Group generally focuses on control-oriented equity investments in under-capitalized companies or companies with capital structure issues.

Ares’ senior principals have been working together as a group for many years and have an average of over 20 years of experience in leveraged finance, private equity, distressed debt, investment banking and capital markets. They are backed by a large team of highly-disciplined professionals. Ares’ rigorous investment approach is based upon an intensive, independent financial analysis, with a focus on preservation of capital, diversification and active portfolio management. These fundamentals underlie Ares’ investment strategy and have resulted in large pension funds, banks, insurance companies, endowments and high net worth individuals investing in Ares funds.

Ares Capital Management

Ares Capital Management, our investment adviser, is served by a dedicated origination and transaction development team of 8 investment professionals, including our President, Michael J. Arougheti, which team is augmented by Ares’ additional investment professionals, primarily its 18 member Capital Markets Group. Ares Capital Management’s investment committee has five members, including Mr. Arougheti and 4 founding members of Ares. In addition, Ares Capital Management leverages off of Ares’ entire investment platform and benefits from Ares’ investment professionals’ significant capital markets, trading and research expertise developed through Ares industry analysts. Ares’ industry analysts currently maintain research on over 600 companies. Ares funds have made investments in over 650 companies in over 30 different industries and currently hold over 300 investments in over 30 different industries.

MARKET OPPORTUNITY

We believe the environment for investing in middle market companies is attractive for the following reasons:

•                                          Consolidation of senior lenders. Between January 1990 and December 2004, the broad-based consolidation in the U.S. financial services industry has reduced the number of

FDIC-insured financial institutions from approximately 15,000 to 9,000. We believe that the remaining financial institutions have de-emphasized their service and product offerings to middle-market businesses in recent years in favor of lending to large corporate clients and managing capital markets transactions.

•                                          Increase in demand for primary capital. A continuing preference for high-yield bond issues above $150 million and a lack of alternative financing sources have also resulted in a significant increase in demand for primary capital, resulting in higher rates of return with lower risk characteristics. As evidence of this trend, the average deal size in the high-yield market has grown from approximately $159 million in 1992 to almost $256 million in 2004 and, in 2004, fewer than 9.2% of the high-yield issues raised less than $100 million.

•                                          Large pool of uninvested private equity capital. We also believe there is a large pool of uninvested private equity capital for middle market companies. We expect that private equity firms will be active investors in middle market companies and that these private equity funds will seek to leverage their investments by combining capital with senior secured loans and mezzanine debt from other sources. During the past five years, Ares has co-invested with more than 30 private equity and venture capital funds. Through these relationships and contacts, we anticipate that we will have access to investment opportunities.

COMPETITIVE ADVANTAGES

We believe that we have the following competitive advantages over other capital providers in middle market companies:

Existing investment platform

Ares currently manages approximately $6.5 billion of committed capital in the related asset classes of syndicated loans, high yield bonds, mezzanine debt and private equity. We believe Ares’ current investment platform provides a competitive advantage in terms of access to origination and marketing activities and diligence for Ares Capital.

Seasoned management team

Antony Ressler, Bennett Rosenthal, John Kissick and David Sachs are all founding members of Ares who serve on Ares Capital Management’s investment committee. These professionals have an average of over 20 years experience in leveraged finance, including substantial experience in investing in leveraged loans, high yield bonds, mezzanine debt, distressed debt and private equity securities. In addition, our President, Michael J. Arougheti also serves on the investment committee and leads a dedicated origination and transaction development team of 8 investment professionals (including Mr. Arougheti), which team is augmented by Ares’ additional investment professionals, primarily its 18 member Capital Markets Group. As a result of Ares’ extensive investment experience, Ares and its senior principals have developed a strong reputation in the capital markets. We believe that this experience affords Ares Capital a competitive advantage in identifying and investing in middle market companies with the potential to generate positive returns.

Experience and focus on middle market companies

Ares has historically focused on investments in middle market companies and we will benefit from this experience. Our investment adviser uses Ares’ extensive network of relationships with intermediaries focused on middle market companies, including management teams, members of the investment banking community, private equity groups and other investment firms with whom Ares has had long-term relationships. We expect this network will enable us to attract well-positioned prospective portfolio company investments. In particular, our investment adviser works closely with the Ares’ Capital Markets Group investment professionals who oversee a portfolio of investments in over 300 companies and provide access to an extensive network of relationships and special insights into industry trends and the state of the capital markets.

Disciplined investment philosophy

In making its investment decisions, our investment adviser has adopted Ares’ long-standing, consistent investment approach that was developed over 12 years ago by several of its founders. Ares Capital Management’s investment philosophy and portfolio construction involves an assessment of the overall macroeconomic environment, financial markets and company-specific research and analysis. Our investment approach emphasizes capital preservation, low volatility and minimization of downside risk. In addition to engaging in extensive due diligence from the perspective of a long-term investor, Ares Capital Management’s approach seeks to reduce risk in investments by focusing on:

•                                          Businesses with strong franchises and sustainable competitive advantages;

•                                          Industries with positive long-term dynamics;

•                                          Cash flows that are dependable and predictable;

•                                          Management teams with demonstrated track records and economic incentives;

•                                          Rates of return commensurate with the perceived risks; and

•                                          Securities or investments that are structured with appropriate terms and covenants.

Extensive industry focus

We concentrate our investing activities in industries with a history of predictable and dependable cash flows and in which the Ares investment professionals historically have had extensive investment experience. Since its inception in 1997, Ares investment professionals have invested in over 650 companies in over 30 different industries. Ares’ Capital Markets Group provides a large team of in-house analysts with significant expertise and relationships in industries in which we are likely to invest. The Capital Markets Group financial analysts maintain research on over 600 companies. Ares investment professionals have developed long-term relationships with management teams and management consultants in these industries, as well as substantial information concerning these industries and potential trends within these industries. The experience of Ares’ investment professionals in investing across these industries throughout various stages of the economic cycle provides our investment adviser with access to ongoing market insights and favorable investment opportunities.

Flexible transaction structuring

We are flexible in structuring investments, the types of securities in which we invest and the terms associated with such investments. The principals of Ares have extensive experience in a wide variety of securities for leveraged companies with a diverse set of terms and conditions. This approach and experience should enable our investment adviser to identify attractive investment opportunities throughout the economic cycle and across a company’s capital structure so that we can make investments consistent with our stated objectives.

Co-investment opportunities

We intend to co-invest with Ares funds (other than ACOF) when we believe it will be advantageous for us to do so. As a BDC, we would not generally be permitted to invest in any portfolio company in which Ares or any of its affiliates currently has an investment or make any co-investments with Ares or its affiliates. Consequently, we intend to apply for an exemptive order from the SEC that would permit us to co-invest with funds managed by Ares. Any such order will be subject to certain terms and conditions. There is no assurance that the application for exemptive relief will be granted by the SEC. Accordingly, we cannot assure you that the Company will be permitted to co-invest with funds managed by Ares.

OPERATING AND REGULATORY STRUCTURE

Our investment activities are managed by Ares Capital Management and supervised by our board of directors, a majority of whom are independent of Ares and its affiliates. Ares Capital Management is an investment adviser that is registered under the Advisers Act. Under our investment advisory and management agreement, we have agreed to pay Ares Capital Management an annual base management fee based on our total assets (other than cash and cash equivalents, but including assets purchased with borrowed funds), and an incentive fee based on our performance.

As a BDC, we are required to comply with certain regulatory requirements. For example, we would not generally be permitted to invest in any portfolio company in which Ares or any of its affiliates currently has an investment or make any co-investments with Ares or its affiliates. However, we intend to apply for an exemptive order from the SEC that would permit us, subject to certain terms and conditions, to co-invest with funds managed by Ares. Assuming receipt of a favorable exemptive order from the SEC, we anticipate that, subject to certain terms and conditions, funds managed by Ares (other than ACOF) may co-invest in the same portfolio companies as the Company due to similarities in certain of their investment strategies. Such co-investments will be on terms and conditions that are the same in all material respects, subject to the availability of capital for investment on the part of the Company and of each such Ares fund and certain other considerations.

Also, while we are permitted to finance investments using debt, our ability to use debt is limited in certain significant respects. We borrow funds to make additional investments. We intend to elect to be treated for federal income tax purposes as a regulated investment company, or a RIC, under Subchapter M of the Code.

INVESTMENTS

We seek to create a diversified portfolio that will include first and second lien senior loans and mezzanine debt by investing a range of $10 million to $30 million of capital, on average, although the investment sizes may be more or less. We also anticipate, to a lesser extent, making equity investments in private middle market companies. These investments will generally be less than $10 million each and made in conjunction with loans we make to these companies. We expect that our target portfolio over time will include both first and second lien senior loans and mezzanine debt, and, to a lesser extent, private equity securities. In addition to originating investments, we may acquire investments in the secondary market.

Structurally, mezzanine debt usually ranks subordinate in priority of payment to senior loans and is often unsecured. However, mezzanine debt ranks senior to common and preferred equity in a borrowers’ capital structure. Typically, mezzanine debt has elements of both debt and equity instruments, offering the fixed returns in the form of interest payments associated with senior loans, while providing lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest. This equity interest typically takes the form of warrants. Due to its higher risk profile and often less restrictive covenants as compared to senior loans, mezzanine debt generally earns a higher return than senior secured debt. The warrants associated with mezzanine debt are typically detachable, which allows lenders to receive repayment of their principal on an agreed amortization schedule while retaining their equity interest in the borrower. Mezzanine debt also may include a ‘‘put’’ feature, which permits the holder to sell its equity interest back to the borrower at a price determined through an agreed formula.

We also intend, to a lesser extent, to make equity investments in private middle market companies. In making an investment, in addition to considering the factors discussed below under ‘‘Investment Selection,’’ we also consider the anticipated timing of a liquidity event, such as a public offering, sale of the company or redemption of our equity securities.

Our principal focus is to invest in first and second lien senior loans and mezzanine debt and, to a lesser extent, equity capital, of middle market companies in a variety of industries. We generally target companies that generate positive cash flows. Ares has a staff of 16 investment professionals who specialize in specific industries. We will generally seek to invest in companies from the industries in which Ares’ investment professionals have direct expertise. The following is a representative list of the industries in which Ares has invested.

•                                          Aerospace and Defense

•                                          Airlines

•                                          Broadcasting/Cable

•                                          Chemicals

•                                          Consumer Products

•                                          Energy

•                                          Environmental Services

•                                          Food and Beverage

•                                          Gaming

•                                          Health Care

•                                          Homebuilding

•                                          Lodging and Leisure

•                                          Metals/Mining

•                                          Paper and Forest Products

•                                          Retail

•                                          Supermarket and Drug

•                                          Technology

•                                          Wireless Telecom and Wireline Telecom

However, we may invest in other industries if we are presented with attractive opportunities.

As a result of regulatory restrictions, we are not permitted to invest in any portfolio company in which Ares or any affiliate currently has an investment. However, we intend to apply for an exemptive order from the SEC that would permit us, subject to certain terms and conditions, to co-invest with funds managed by Ares (other than ACOF). Assuming receipt of a favorable exemptive order from the SEC, we anticipate that, subject to certain terms and conditions, funds managed by Ares (other than ACOF) may co-invest in the same portfolio companies as the Company due to similarities in certain of their investment strategies. Such co-investments will be on terms and conditions that are the same in all material respects, subject to the availability of capital for investment on the part of the Company and of each such Ares fund and certain other considerations.

In addition to such investments, we may invest up to 30% of the portfolio in opportunistic investments in high-yield bonds, debt and equity securities in collateralized debt obligation vehicles, distressed debt or equity securities of public companies. We expect that these public companies generally will have debt that is non-investment grade. We also may invest in debt of middle market companies located outside of the United States, which investments are not anticipated to be in excess of 5% of the portfolio at the time such investments are made.

INVESTMENT SELECTION

Ares’ investment philosophy was developed over the past 12 years and has remained consistent throughout a number of economic cycles. In managing the Company, Ares Capital Management will employ the same investment philosophy and portfolio management methodologies used by the investment professionals of Ares in Ares’ private investment funds.

Ares Capital Management’s investment philosophy and portfolio construction will involve:

•                                          an assessment of the overall macroeconomic environment and financial markets;

•                                          company-specific research and analysis; and

•                                          with respect to each individual company, an emphasis on capital preservation, low volatility and minimization of downside risk.

The foundation of Ares’ investment philosophy is intensive credit investment analysis, a strict sales discipline based on both market technicals and fundamental value-oriented research and diversification strategy. Ares Capital Management will follow a rigorous process based on:

•                                          a comprehensive analysis of issuer creditworthiness, including a quantitative and qualitative assessment of the issuer’s business;

•                                          an evaluation of management;

•                                          an analysis of business strategy and industry trends; and

•                                          an in-depth examination of capital structure, financial results and projections.

Ares Capital Management seeks to identify those issuers exhibiting superior fundamental risk-reward profiles and strong defensible business franchises while focusing on relative value of the security across the industry as well as for the specific issuer.

Intensive due diligence

The process through which Ares Capital Management makes an investment decision involves extensive research into the target company, its industry, its growth prospects and its ability to withstand adverse conditions. If the senior investment professional responsible for the transaction determines that an investment opportunity should be pursued, Ares Capital Management will engage in an intensive due diligence process. Though each transaction will involve a somewhat different approach, the regular due diligence steps generally to be undertaken include:

•                                          meeting with management to get an insider’s view of the business, and to probe for potential weaknesses in business prospects;

•                                          checking management backgrounds and references;

•                                          performing a detailed review of historical financial performance and the quality of earnings;

•                                          visiting headquarters and company operations and meeting top and middle level executives;

•                                          contacting customers and vendors to assess both business prospects and standard practices;

•                                          conducting a competitive analysis, and comparing the issuer to its main competitors on an operating, financial, market share and valuation basis;

•                                          researching the industry for historic growth trends and future prospects (including Wall Street research, industry association literature and general news);

•                                          assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth; and

•                                          investigating legal risks and financial and accounting systems.

Selective investment process

Ares Capital Management employs Ares’ credit recommendation process, which is focused on selectively narrowing investment opportunities through a process designed to identify the most attractive opportunities. Ares reviews and analyzes numerous investment opportunities on behalf of its funds to determine which investments should be consummated.

After an investment has been identified and diligence has been completed, a credit research and analysis report is prepared. This report will be reviewed by the senior investment professional in charge of the potential investment. If such senior investment professional is in favor of the potential investment, then it is presented to the investment committee. Members of the investment committee have an average of over 20 years of experience in the leveraged finance markets. The investment generally requires the substantial consensus of the investment committee. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside advisers, as appropriate.

Investment structure

Once we have determined that a prospective portfolio company is suitable for investment, we will work with the management of that company and its other capital providers, including senior, junior, and equity capital providers, to structure an investment. We will negotiate among these parties to agree on how our investment is expected to perform relative to the other capital in the portfolio company’s capital structure.

Debt investments

We invest in portfolio companies in the form of first and second lien senior loans. These loans generally have terms of three to ten years. We generally obtain security interests in the assets of our portfolio companies that will serve as collateral in support of the repayment of these loans. This collateral may take the form of first or second priority liens on the assets of a portfolio company.

We structure our mezzanine investments primarily as unsecured, subordinated loans that provide for relatively high, fixed interest rates that provide us with significant current interest income. These loans typically have interest-only payments in the early years, with amortization of principal deferred to the later years of the mezzanine debt. In some cases, we may enter into loans that, by their terms, convert into equity or additional debt or defer payments of interest (or at least cash interest) for the first few years after our investment. Also, in some cases our mezzanine debt will be collateralized by a subordinated lien on some or all of the assets of the borrower.

In some cases our debt investments may provide for a portion of the interest payable to be payment-in-kind interest. To the extent interest is payment-in-kind, it will be payable through the increase of the principal amount of the loan by the amount of interest due on the then-outstanding aggregate principal amount of such loan. In the case of our first and second lien senior loans and mezzanine debt, we tailor the terms of the investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that aims to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. For example, in addition to seeking a senior position in the capital structure of our portfolio companies, we will seek, where appropriate, to limit the downside potential of our investments by:

•                                          requiring a total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk;

•                                          incorporating ‘‘put’’ rights and call protection into the investment structure; and

•                                          negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights.

In general, Ares Capital Management includes financial covenants and terms that require an issuer to reduce leverage, thereby enhancing credit quality. These methods include: (i) maintenance leverage covenants requiring a decreasing ratio of debt to cash flow; (ii) maintenance cash flow covenants requiring an increasing ratio of cash flow to the sum of interest expense and capital expenditures; and (iii) debt incurrence prohibitions, limiting a company’s ability to re-lever. In addition, limitations on asset sales and capital expenditures should prevent a company from changing the nature of its business or capitalization without consent.

Our debt investments may include equity features, such as warrants or options to buy a minority interest in the portfolio company. Warrants we receive with our debt may require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as puts, or rights to sell such securities back to the company, upon the occurrence of specified events. In many cases, we will also obtain registration rights in connection with these equity interests, which may include demand and ‘‘piggyback’’ registration rights.

Equity investments

Our equity investments may consist of preferred equity that is expected to pay dividends on a current basis or preferred equity that does not pay current dividends. Preferred equity generally has a preference over common equity as to distributions on liquidation and dividends. In some cases, we may acquire common equity. In general, our equity investments will not be control-oriented investments and we expect that in many cases we will acquire equity securities as part of a group of private equity investors in which we are not the lead investor. With respect to preferred or common equity investments, we expect to make investments that will generally be less than $10 million each and made in conjunction with loans that we make to the issuers. In many cases, we will also obtain registration rights in connection with these equity interests, which may include demand and ‘‘piggyback’’ registration rights.

ON-GOING RELATIONSHIPS WITH AND MONITORING OF PORTFOLIO COMPANIES

Ares Capital Management will closely monitor each investment we make, maintain a regular dialogue with both the management team and other stakeholders and seek specifically tailored financial reporting. In addition, senior investment professionals of Ares sometimes take board seats or obtain board observation rights. Currently we have board seats or board observation rights on more than 50% of the operating companies in our portfolio.

Post-investment, in addition to covenants and other contractual rights, Ares will seek to exert significant influence through board participation, when appropriate, and by actively working with management on strategic initiatives. Ares often introduces managers of companies in which they have invested to other portfolio companies to capitalize on complementary business activities and best practices.

In addition to various risk management and monitoring tools, we intend to grade all loans on a scale of 1 to 4. This system is intended to reflect the performance of the borrower’s business, the collateral coverage of the loans and other factors considered relevant. Under this system, loans with a grade of 4 involve the least amount of risk in our portfolio. The borrower is performing above expectations and the trends and risk factors are generally favorable. Loans graded 3 involve a level of risk that is similar to the risk at the time of origination. The borrower is performing as expected and the risk factors are neutral to favorable. All new loans are initially graded 3. Loans graded 2 involve a borrower performing below expectations and indicates that the loan’s risk has increased materially since origination. The borrower is generally out of compliance with debt covenants, however, loan payments are generally not more than 120 days past due. For loans graded 2, we expect to increase procedures to monitor the borrower and the fair value generally will be lowered. A loan grade of 1 indicates that the borrower is performing materially below expectations and that the loan risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans graded 1 are not anticipated to be repaid in full.

MANAGERIAL ASSISTANCE

As a BDC, we will offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may receive fees for these services. Ares Administration will provide such managerial assistance on our behalf to portfolio companies that request this assistance.

COMPETITION

Our primary competitors to provide financing to middle market companies will include public and private funds, commercial and investment banks, commercial financing companies and private equity funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act will impose on us as a BDC. We expect to use the industry information of Ares’ investment professionals to which we will have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that the relationships of the members of Ares Capital Management’s investment committees and of the senior principals of Ares, will enable us to learn about, and compete effectively for, financing opportunities with attractive middle market companies in the industries in which we seek to invest.

LEVERAGE

In October 2004, our wholly owned subsidiary Ares Capital CP Funding LLC (‘‘Ares Capital CP’’), a single member, special purpose, limited liability company was established for the limited purpose of entering into a credit facility (the “Facility”). On November 3, 2004, Ares Capital CP entered into the Facility, pursuant to which Ares Capital CP may obtain up to $150 million in financing for the acquisition of loans from Ares Capital.

Under the Facility, funds are loaned to Ares Capital CP by or through Wachovia Capital Markets, LLC at prevailing commercial paper rates, or if the commercial paper market is at any time unavailable at prevailing LIBOR rates, plus, in each case, an applicable spread. The funds are used for the simultaneous purchase by Ares Capital CP from the Company of loan investments originated or otherwise acquired by the Company. Through this simultaneous purchase from the Company by Ares Capital CP with funds obtained by Ares Capital CP from the Facility, the Company is able to obtain the benefits of the Facility.

As part of the Facility, we are subject to limitations as to how borrowed funds may be used including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of funds that Ares Capital CP may obtain. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early amortization of the Facility and limit further advances under the Facility and in some cases could be an event of default. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the Facility. The interest charged on the funds is based on the commercial paper rate plus 1.25% and payable quarterly. As of December 31, 2004, the commercial paper rate was 2.3152%. The Facility expires on November 2, 2005 unless extended prior to such date for an additional 364 day period with the consent of the lender. If the Facility is not extended, any principal amounts then outstanding will be amortized over a 24 month period through a termination date of November 2, 2007. Under the terms of the Facility, we are required to pay a one-time 0.25% structuring fee and a 0.375% renewal fee on each of the two years following the closing date of the Facility. Additionally, we are also required to pay a 0.175% commitment fee for any unused portion of the Facility.

As of December 31, 2004, the principal amount outstanding under the Facility was $55.5 million and our asset coverage for senior securities was 388%.

We intend to continue borrowing under the Facility in the future and we may increase the size of the Facility or otherwise issue debt securities or other evidences of indebtedness in the future.

STAFFING

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of Ares Capital Management and Ares Administration, pursuant to the terms of the management agreement and the administration agreement. Each of our executive officers described under ‘‘Management’’ is an employee of Ares Administration and/or Ares Capital Management. Our day-to-day investment operations will be managed by our investment adviser. Most of the services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by Ares Capital Management. Including Michael J. Arougheti, our President who will also serve on Ares Capital Management’s investment committee, Ares Capital Management has 8 investment professionals who focus on origination and transaction development and monitoring of our investments. In addition, we will reimburse Ares Administration for our allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our officers and their respective staffs.

REGULATION

We are a BDC under the 1940 Act and intend to elect to be treated as a RIC under Subchapter M of the Code. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than ‘‘interested persons,’’ as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an ‘‘underwriter’’ as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investment. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in general. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies are fundamental and may be changed without stockholder approval.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

We are a new company with a limited operating history.

We were incorporated in April 2004, completed an initial public offering of our common stock in October 2004 and have a limited operating history. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of our common stock could decline substantially.

Our investment adviser and the members of its investment committee have limited experience managing a BDC.

The 1940 Act imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Our investment adviser and the majority of the members of our senior management only have limited experience managing or providing management consultant services to an operating company, such as may be required of a BDC. Our investment adviser’s and the members of its investment committee’s lack of experience in managing a portfolio of assets under such constraints may hinder their ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives.

A failure on our part to maintain our status as a BDC would significantly reduce our operating flexibility.

If we do not continue to qualify as a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility.

The Company may not replicate Ares’ historical success.

Our primary focus in making investments differs from those of other private funds that are or have been managed by Ares’ investment professionals. Further, our stockholders do not have an interest in other Ares funds. While Ares Capital may consider potential co-investment participation in portfolio investments with other Ares funds (other than ACOF), no investment opportunities are currently under consideration and any such investment activity will be subject to, among other things, regulatory and independent board member approvals, the receipt of which, if sought, cannot be assured. Accordingly, we cannot assure you that Ares Capital will replicate Ares’ historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by those private funds.

We are dependent upon Ares Capital Management’s key personnel for our future success and upon their access to Ares investment professionals.

We depend on the diligence, skill and network of business contacts of the members of Ares Capital Management’s investment committee. We also depend, to a significant extent, on Ares Capital Management’s access to the investment professionals of Ares and the information and deal flow generated by Ares’ investment professionals in the course of their investment and portfolio management activities. Our future success will depend on the continued service of Ares Capital Management’s investment committee. The departure of any of the members of Ares Capital Management’s investment committee, or of a significant number of the investment professionals or partners of Ares, could have a material adverse effect on our ability to achieve our investment objectives. In addition, we cannot assure you that Ares Capital Management will remain our investment adviser or that we will continue to have access to Ares’ investment professionals or its information and deal flow.

Our financial condition and results of operation will depend on our ability to manage future growth effectively.

Our ability to achieve our investment objectives depends on our ability to acquire suitable investments and monitor and administer those investments, which depends, in turn, on Ares Capital Management’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis will be largely a function of Ares Capital Management’s structuring of the investment process and its ability to provide competent, attentive and efficient services to us. Our executive officers and the members of Ares Capital Management have substantial responsibilities in connection with their roles at Ares and with the other Ares funds as well as responsibilities under the investment advisory and management agreement. They may also be called upon to provide managerial assistance to our portfolio companies on behalf of our administrator. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, we and Ares Capital Management will need to hire, train, supervise and manage new employees. However, we cannot assure you that any such employees will contribute to the work of the investment adviser. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our ability to grow will depend on our ability to raise capital.

We will need to periodically access the capital markets to raise cash to fund new investments. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any. With certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ will depend on our investment adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to maintain our current Facility or obtain another line of credit at all or on terms acceptable to us.

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the types of investments that we plan to make in middle market companies. We compete with other business development companies, public and private funds, commercial and investment banks, commercial financing companies, insurance companies, high yield investors, hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act will impose on us as a BDC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we cannot assure you that we will be able to identify and make investments that meet our investment objectives.

We will not seek to compete primarily based on the interest rates we will offer and we believe that some of our competitors may make loans with interest rates that will be comparable to or lower than the rates we offer.

We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss. As a result of operating in such a competitive environment, we may make investments that are on better terms to our portfolio companies than what we may have originally anticipated, which may impact our return on these investments.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC.

To qualify as a RIC under the Code, we must meet certain income source, asset diversification and annual distribution requirements.

The annual distribution requirement for a RIC is satisfied if we distribute to our stockholders on an annual basis an amount equal to at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. Because we may use debt financing in the future, we may be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax.

To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to (i) dispose of certain investments quickly or (ii) raise additional capital to prevent the loss of RIC status. If we fail to qualify as a RIC for any reason and become or remain subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or contracted payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount or increases in loan balances will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash, including, for example, non-cash income from pay-in-kind securities and deferred payment securities.

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the tax requirement to distribute an amount equal to at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses, to maintain our status as a RIC. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thus be subject to corporate-level income tax.

If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. The investment adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never receive as a result of a default by an entity on the obligation that resulted in the accrual of such income.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

We may issue debt securities or preferred stock, which we refer to collectively as ‘‘senior securities,’’ and borrow money from banks or other financial institutions up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. If the value of our assets declines, we may be unable to satisfy this test, which would prohibit us from paying dividends and could prevent us from maintaining our status as a RIC. If we cannot satisfy this test, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. As of December 31, 2004, our asset coverage for senior securities was 388%.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of Ares Capital and its stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any commission or discount). If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital.

In addition, we may in the future seek to securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools, and we would retain a portion of the equity in the securitized pool of loans. An inability to successfully securitize our loan portfolio could limit our ability to grow our business, fully execute our business strategy and decrease our earnings, if any. The securitization market is subject to changing market conditions and we may not be able to access this market when we would otherwise deem appropriate. Moreover, the successful securitization of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and more apt to generate losses. The 1940 Act may also impose restrictions on the structure of any securitization.

If our primary investments are deemed not to be qualifying assets, we could lose our status as a BDC or be precluded from investing according to our current business plan.

If we are to maintain our status as a BDC, we must not acquire any assets other than ‘‘qualifying assets’’ unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. If we acquire senior loans, mezzanine investments or equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets may not be treated as qualifying assets. This results from the definition of ‘‘eligible portfolio company’’ under the 1940 Act, which in part looks to whether a company has outstanding marginable securities.

Amendments promulgated in 1998 by the Board of Governors of the Federal Reserve System to Regulation T under the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’), expanded the definition of marginable security to include any non-equity security. These amendments have raised questions as to whether a private company that has outstanding debt would qualify as an eligible portfolio company.

We believe that the senior loans and mezzanine investments that we propose to acquire should constitute qualifying assets because the privately held issuers will not, at the time of our investment, have outstanding marginable securities for the reasons set forth in this paragraph. First, we expect to make a large portion of our investments in companies that, to the extent they have any outstanding debt, have issued such debt on terms and in circumstances such that such debt should not, under existing legal precedent, be ‘‘securities’’ under the Exchange Act and therefore should not be deemed marginable securities under Regulation T. Second, we believe that, should a different position be taken such that those investments may be securities, they should still not be marginable securities. In particular, debt that does not trade in a public secondary market or is not rated investment grade is generally not a margin eligible security under the rules established by the self-regulatory organizations, including the New York Stock Exchange and National Association of Securities Dealers, that govern the terms on which broker-dealers may extend margin credit. Unless the questions raised by the amendments to Regulation T have been addressed by legislative, administrative or judicial action that contradicts our interpretation, we intend to treat as qualifying assets only those senior loans and mezzanine investments that, at the time of our investment, are issued by an issuer that does not have outstanding a class of margin eligible securities.

Likewise, we will treat equity securities issued by a portfolio company as qualifying assets only if such securities are issued by a company that has no margin eligible securities outstanding at the time we purchase such securities.

If there were a court ruling or regulatory decision that conflicts with our interpretations, we could lose our status as a BDC or be precluded from investing in the manner described in this Annual Report, either of which would have a material adverse effect on our business, financial condition and results of operations.  Such a ruling or decision also may require that we dispose of investments that we made based on our interpretation of Regulation T. Such dispositions could have a material adverse effect on us and our stockholders. We may need to dispose of such investments quickly, which would make it difficult to dispose of such investments on favorable terms. In addition, because these types of investments will generally be illiquid, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.

On November 1, 2004, the Securities and Exchange Commission proposed for comment two new rules under the Investment Company Act of 1940 that are designed to realign the definition of eligible portfolio company set forth under the Investment Company Act of 1940, and the investment activities of BDCs, with their original purpose by (1) defining eligible portfolio company with reference to whether an issuer has any class of securities listed on a national securities exchange or on an automated interdealer quotation system of a national securities association (‘‘NASDAQ’’) and (2) permitting BDCs to make certain additional (‘‘follow-on’’) investments in those issuers even after they list their securities on a national securities exchange or on NASDAQ. The proposed rules are intended to expand the definition of eligible portfolio company in a manner that would promote the flow of capital to small, developing and financially troubled companies. We cannot assure you that these rules, or related rules arising out of the comment process, will be approved by the Securities and Exchange Commission.

Until the SEC or its staff has issued final rules with respect to the issue discussed above, we will continue to monitor this issue closely, and may be required to adjust our investment focus to comply with and/or take advantage of any future administrative position, judicial decision or legislative action.

We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing with us.

As of December 31, 2004, we had $55.5 million of outstanding borrowings under our Facility. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2004 total assets of at least 0.90%. The interest rate charged on our borrowings as of December 31, 2004 was 3.56%. We intend to continue borrowing under the Facility in the future and we may increase the size of the Facility or otherwise issue debt securities or other evidences of indebtedness in the future. Our ability to service our debt depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our investment adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing.

Our Facility imposes financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a regulated investment company under Subchapter M of the Internal Revenue Code. A failure to renew our Facility, or to add new or replacement debt facilities could have a material adverse effect on our business, financial condition and results of operations.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We currently borrow under our Facility and in the future may borrow from or issue senior debt securities to banks, insurance companies, and other lenders. Lenders of senior securities have fixed dollar claims on our consolidated assets that are superior to the claims of our common stockholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. There is no assurance that a leveraging strategy will be successful.

The following table is designed to illustrate the effect on return to a holder of our common stock of the leverage created by our use of borrowing, at the interest rate of 3.56% as of December 31, 2004 and assuming hypothetical annual returns on our portfolio of minus 15 to plus 15 percent.

Assumed Return on Portfolio (Net of Expenses)(1)	-15.0%	-10.0%	-5.0%	—	5.0%	10.0%	15.0%
Corresponding Return to Common Stockholders(2)	-21.9%	-15.0%	-8.1%	-1.2%	5.7%	12.6%	19.5%

(1)     The assumed portfolio return based on SEC regulations and is not a prediction of, and does not represent, our projected or actual performance.

(2)     In order to compute the ‘‘Corresponding Return to Common Stockholders,’’ the ‘‘Assumed Return on Portfolio’’ is multiplied by the total value of our assets at December 31, 2004 to obtain an assumed return to us. From this amount, all interest accrued during the period is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of December 31, 2004 to determine the ‘‘Corresponding Return to Common Stockholders.’’

We will be exposed to risks associated with changes in interest rates.

General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on investment objectives and our rate of return on invested capital. Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to 10 years. This means that we will be subject to greater risk (other things being equal) than a fund invested solely in shorter-term securities. A decline in the prices of the debt we own could adversely affect the trading price of our shares.

When we are required to repay the amount paid to underwriters by our investment adviser on our behalf in connection with our initial public offering, we may have to realize losses and the amount that we have available for investment may be reduced.

In connection with our initial public offering, our investment adviser paid to the underwriters, on our behalf, an additional sales load with respect to the offering of our shares in the aggregate amount of $2,475,000. We are obligated to repay this amount, together with accrued interest upon the occurrence of one or more of the following events on or before October 8, 2007: (a) if during any four calendar quarter period ending on or after October 8, 2005, the sum of (i) our aggregate distributions to our stockholders and (ii) our change in net assets (defined as total assets less indebtedness) equals or exceeds 7.0% of our net assets at the beginning of such period (as adjusted for any share issuances or repurchases) or (b) upon our liquidation. If one or more of the above events does not occur on or before October 8, 2007, we will not be obligated to repay this amount. To meet our obligations to repay this amount while making distributions to our stockholders necessary to maintain our RIC status and avoid the imposition of federal income and excise taxes, we may have to dispose of a portion of our investments. Any such disposition could result in our realizing losses and reduce the amount that we have available for investment.

Many of our portfolio investments are recorded at fair value as determined in good faith by our board of directors. As a result, there will be uncertainty as to the value of our portfolio investments.

A large percentage of our portfolio investments are not publicly traded. The fair value of investments that are not publicly traded may not be readily determinable. We value these investments quarterly at fair value as determined in good faith by our board of directors. However, we may be required to value our investments more frequently as determined in good faith by our board of directors to the extent necessary to reflect significant events affecting their value. Where appropriate, our board of directors may utilize the services of an independent valuation firm to aid it in determining fair value. The types of factors that may be considered in valuing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments are materially higher than the values that we ultimately realize.

The lack of liquidity in our investments may adversely affect our business.

We generally make investments in private companies. Substantially all of these investments will be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or an affiliated manager of Ares has material non-public information regarding such portfolio company.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt investments we make, the default rate on such investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses and the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

There are significant potential conflicts of interest that could impact our investment returns.

Certain of our executive officers and directors, and members of the investment committee of our investment adviser serve or may serve as officers, directors or principals of other entities and affiliates of our adviser and investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders or that may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, Messrs. Ressler, Rosenthal, Kissick and Sachs each are and, will continue to be, founding members of Ares with significant responsibilities for other Ares funds. Mr. Ressler and Mr. Rosenthal are required to devote a substantial majority of their business time, and Mr. Kissick is required to devote a majority of his business time, to the affairs of ACOF. Ares believes that the efforts of Messrs. Ressler, Rosenthal and Kissick relative to Ares Capital and ACOF will be synergistic with and beneficial to the affairs of each of Ares Capital and ACOF.

Although other Ares funds generally will have different primary investment objectives than Ares Capital, they may from time to time invest in asset classes similar to those targeted by Ares Capital. Ares Capital Management will endeavor to allocate investment opportunities in a fair and equitable manner, and in any event consistent with any fiduciary duties owed to Ares Capital. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds managed by investment managers affiliated with Ares Capital Management.

As a result of regulatory restrictions, we are not permitted to invest in any portfolio company in which Ares or any affiliate currently has an investment. However, we intend to apply for an exemptive order from the SEC that would permit us, subject to certain terms and conditions, to co-invest with the funds managed by Ares. Assuming receipt of a favorable exemptive order from the SEC, we anticipate that, subject to certain terms and conditions, Ares funds (other than ACOF) may invest in the same portfolio companies as the Company due to similarities in certain of their investment strategies.

We will pay management and incentive fees to Ares Capital Management, and will reimburse Ares Capital Management for certain expenses it incurs. As a result, investors in our common stock will invest on a ‘‘gross’’ basis and receive distributions on a ‘‘net’’ basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments.

Ares Capital Management’s management fee will be based on a percentage of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) and Ares Capital Management may have conflicts of interest in connection with decisions that could affect the Company’s total assets, such as decisions as to whether to incur debt.

The incentive fees payable to our investment adviser are subject to certain hurdles. To the extent we or Ares Capital Management are able to exert influence over our portfolio companies, these hurdles may provide Ares Capital Management (subject to its fiduciary duty to us) with an incentive to induce our portfolio companies to accelerate or defer interest or other obligations owed to us from one calendar quarter to another under circumstances where accrual would not otherwise occur, such as acceleration or deferral of the declaration of a dividend or the timing of a voluntary redemption.

Acceleration of obligations may result in stockholders recognizing taxable gains earlier than anticipated, while deferral of obligations creates incremental risk of an obligation becoming uncollectible in whole or in part if the issuer of the security suffers subsequent deterioration in its financial condition. Any such inducement by the investment adviser solely for the purpose of adjusting the incentive fees would be a breach of the investment adviser’s fiduciary duty to us.

The part of the incentive fee payable by us that relates to our pre-incentive fee net investment income will be computed and paid on income that may include interest that is accrued but not yet received in cash. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible.

We rent office space from Ares Administration, an affiliate of Ares Capital Management, and pay Ares Administration our allocable portion of overhead and other expenses incurred by Ares Administration in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our officers and their respective staffs. Furthermore, in connection with our initial public offering our investment adviser paid to the underwriters, on our behalf, an additional sales load with respect to the offering of our shares in the aggregate amount of $2,475,000. This amount must be reimbursed under certain circumstances. As a result of these arrangements, there may be times when the management team of Ares Capital Management has interests that differ from those of our stockholders, giving rise to a conflict.

Our stockholders may have conflicting investment, tax and other objectives with respect to their investments in us. The conflicting interests of individual stockholders may relate to or arise from, among other things, the nature of our investments, the structure or the acquisition of our investments, and the timing of disposition of our investments. As a consequence, conflicts of interest may arise in connection with decisions made by our investment adviser, including with respect to the nature or structuring of our investments, that may be more beneficial for one stockholder than for another stockholder, especially with respect to stockholders’ individual tax situations. In selecting and structuring investments appropriate for us, our investment adviser will consider the investment and tax objectives of Ares Capital and our stockholders as a whole, not the investment, tax or other objectives of any stockholder individually.

Our investment adviser’s liability is limited under the investment management agreement, and we will indemnify our investment adviser against certain liabilities, which may lead our investment adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Our investment adviser has not assumed any responsibility to us other than to render the services described in the investment management agreement, and it will not be responsible for any action of our board of directors in declining to follow our investment adviser’s advice or recommendations. Pursuant to the investment management agreement, our investment adviser and its managing members, officers and employees will not be liable to us for their acts, under the investment management agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our investment adviser and its managing members, officers and employees with respect to all damages, liabilities, costs and expenses resulting from acts of our investment adviser not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the investment management agreement. These protections may lead our investment adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

We may be obligated to pay our manager incentive compensation even if we incur a loss.

Our investment adviser will be entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our investment income for that quarter (before deducting incentive compensation, net operating losses and certain other items) above a threshold return for that quarter. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our manager incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.

Under the investment advisory and management agreement, we will defer cash payment of any incentive fee otherwise earned by our investment adviser if, during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made, the sum of (a) our aggregate distributions to our stockholders and (b) our change in net assets (defined as total assets less indebtedness) is less than 8.0% of our net assets at the beginning of such period. These calculations will be appropriately pro rated during the first three calendar quarters and will be adjusted for any share issuances or repurchases.

Changes in laws or regulations governing our operations, or changes in the interpretation thereof, and any failure by us to comply with laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time.

Accordingly, any change in these laws or regulations, or their interpretation, or any failure by us to comply with these laws or regulations may adversely affect our business. As discussed above, there is a risk that certain investments that we intend to treat as qualifying assets will be determined to not be eligible for such treatment. Any such determination would have a material adverse effect on our business.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our independent directors. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits ‘‘joint’’ transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security from or to such person, or entering into joint transactions with such person, absent the prior approval of the SEC.

Item 2.  Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 780 Third Avenue, 46th Floor, New York, New York, where we occupy our office space pursuant to our administration agreement with Ares Technical Administration, LLC.

Item 3.  Legal Proceedings

Neither we nor Ares Capital Management are currently subject to any material legal proceedings.

Item 4.  Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ending December 31, 2004.

PART II

Item 5.           Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is quoted on The NASDAQ National Market under the symbol ‘‘ARCC.’’ We completed the initial public offering of our common stock on October 8, 2004 at the price to the public of $15.00 per share. Prior to such date there was no public market for our common stock. Our common stock continues to trade in excess of net asset value. There can be no assurance, however, that our shares will continue to trade at a premium to our net asset value.

The following table sets forth the range of high and low closing sales prices per share of our common stock as reported on The NASDAQ National Market and the dividends declared by us for each fiscal quarter following completion of our initial public offering. The stock quotations are interdealer quotations and do not include markups, markdowns or commissions and may not necessarily represent actual transactions.

	Price Range		Cash Dividend Per Share(1)
	High	Low
Fiscal 2005
First quarter (through March 23, 2005)	$18.74	$15.74	$0.30
Fiscal 2004
Fourth quarter	$19.64	$15.00	$0.30

(1)  Represents the dividend declared in the specified quarter.

HOLDERS

As of March 23, 2005, there were 4 holders of record of our common stock (including Cede & Co.).

DIVIDEND POLICY

We currently intend to distribute quarterly dividends to our stockholders. Our quarterly dividends, if any, will be determined by our board of directors. On December 16, 2004, we declared an initial dividend of $0.30 per share for the fourth quarter of 2004, which was comprised of $0.29 ordinary income and $0.01 return of capital. On February 23, 2005, we declared a dividend of $0.30 per share for the first quarter of 2005. Because of our limited operating history, these are the only dividends to date that we have declared on our common stock.

To maintain our RIC status, we must distribute an amount equal to at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses, out of the assets legally available for distribution. To avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. The consequences of our retention of net capital gains are as described under ‘‘Material U.S. Federal Income Tax Considerations.’’ We cannot assure you that we will achieve results that will permit the payment of any cash distributions and, if we incur indebtedness or issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

We maintain an ‘‘opt out’’ dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically ‘‘opt out’’ of the dividend reinvestment plan so as to receive cash dividends.

RECENT SALES OF UNREGISTERED SECURITIES

Prior to our initial public offering, we issued 66,767 shares of our common stock to Ares for an aggregate purchase price of $1,001,505. Such shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder as transactions by an issuer no involving any public offering.

ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any of our securities during any month within the quarter ended December 31, 2004.

Item 6.  Selected Consolidated Financial Data

The following selected financial and other data for the period from June 23, 2004 (inception) through December 31, 2004 are derived from our consolidated financial statements which have been audited by KPMG LLP, an independent registered public accounting firm whose report thereon is included within this Annual Report. The data should be read in conjunction with our consolidated financial statements and notes thereto and ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ which are included elsewhere in this Annual Report.

ARES CAPITAL CORPORATION AND SUBSIDIARY
SELECTED FINANCIAL DATA
Period June 23, 2004 (inception) Through December 31, 2004

Total Investment Income	$4,380,848
Net Realized and Unrealized Gain on Investments	475,393
Total Expenses	(1,665,753)
Net Increase in Stockholders’ Equity Resulting from Operations	$3,190,488
Per Share Data:
Net Increase in Stockholder’s Equity Resulting from Operations:
Basic:	$0.29
Diluted:	$0.29
Cash Dividend Declared:	$0.30
Total Assets	$220,455,614
Total Debt	$55,500,000
Total Stockholders’ Equity	$159,708,305
Other Data:
Number of Portfolio Companies at Period End	20
Principal Amount of Investments Purchased(1)	$234,102,000
Principal Amount of Investments Sold and Repayments(2)	$52,272,000
Total Return Based on Market Value(3)	31.53%
Total Return Based on Net Asset Value(4)	(1.80)%
Weighted Average Yield on Loans(5):	12.36%

(1)     Includes $140.8 million of the assets purchased from Royal Bank of Canada and excludes $9.7 million of publicly traded fixed income securities.

(2)     Excludes $9.7 million of publicly traded fixed income securities.

(3)     Total return based on market value equals the increase of the ending market value at December 31, 2004 of $19.43 per share over the offering price of $15.00 per share plus the declared dividend of $0.30 per share (includes return of capital of $0.01 per share) for holders of record on December 27, 2004, divided by the offering price. Total return based on market value is not annualized.

(4)     Total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.30 per share (includes return of capital of $0.01 per share) for holders of record on December 27, 2004, divided by the beginning net asset value. Total return based on net asset value is not annualized.

(5)     Weighted average yield on loans is computed as (a) the annual stated interest rate (or, in the case of equity securities, dividend rate) plus the annual amortization of loan, origination fees, original issue discount and market discount on accruing loans, debt and income producing equity securities divided by (b) total loans, debt and income producing equity securities at value.

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The information contained in this section should be read in conjunction with the Selected Financial and Other Data and our financial statements and notes thereto appearing elsewhere in this Annual Report.

OVERVIEW

We were incorporated in Maryland on April 16, 2004 and initially funded on June 23, 2004. We commenced material operations on October 8, 2004. Our investment objectives are to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first and second lien senior loans and long-term mezzanine debt, which in some cases may include an equity component, and, to a lesser extent, in equity investments in U.S. private middle market companies.

We are an externally managed, non-diversified, closed-end investment company that is a BDC. As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in ‘‘qualifying assets,’’ including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

On October 8, 2004, we completed our initial public offering (the ‘‘IPO’’) of 11,000,000 shares of common stock at $15.00 per share, less an underwriting discount and commissions totaling $.675 per share. Ares Capital Management agreed to pay the underwriters of such offering $0.225 per share, or $2,475,000, in underwriting and commissions on the Company’s behalf. We are obligated to repay this amount, together with the accrued interest upon the occurrence of one or more of the following events on or before October 8, 2007: (a) if during any four calendar periods ending on or after October 8, 2005 the sum of (i) the aggregate distributions to the stockholders and (ii) the change in net assets (defined as total assets less indebtedness) equals or exceeds 7.0% of the net assets at the beginning of such period (as adjusted for any share issuances or repurchases) or (b) upon the Company’s liquidation. If one or more of the above events does not occur on or before October 8, 2007, we will not be obligated to repay this amount. We received approximately $159.8 million in net proceeds from the IPO.

We intend to elect to be treated as a regulated investment company, or a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income that we distribute to our stockholders.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States, and include the accounts of the Company and its wholly-owned subsidiary. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All significant intercompany balances and transactions have been eliminated.

Investments

Investment transactions are recorded on trade date. Realized gains or losses are computed using the specific identification method. We carry our investments at fair value, as determined by our board of directors. Investments for which market quotations are readily available are valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our board of directors. The types of factors that we may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our private equity valuation. Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board under a valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•                                          Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment.

•                                          Preliminary valuation conclusions are then documented and discussed with our senior management.

•                                          The audit committee of our board of directors reviews these preliminary valuations. Where appropriate, the committee may utilize an independent valuation firm selected by the board of directors.

•                                          The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our investment adviser and audit committee and, where appropriate, an independent valuation firm.

As defined in the 1940 Act, Affiliate investments are those in which we own more than 5% of the portfolio company’s outstanding voting securities.

Interest Income Recognition

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible. If any cash is received after it is determined that interest is no longer collectible, we will treat the cash as payment on the principal balance until the entire principal balance has been repaid, before any interest income is recognized. Discounts and premiums on securities purchased are accreted/amortized over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discounts and amortizations of premium on bonds.

Payment in Kind Interest

The Company has loans in its portfolio that contain a payment-in-kind (‘‘PIK’’) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash.

Capital Structuring Service Fees

Our investment adviser seeks to provide assistance to the portfolio companies in connection with the Company’s investments and in return we may receive fees for capital structuring services. These fees are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing the investment. The services that our investment adviser provides vary by investment, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice, which concludes upon closing of the loan. Our investment adviser may also take a seat on the board of directors of a portfolio company, or observe the meetings of the board of directors without taking a formal seat. Any services of the above nature subsequent to the closing would generally generate a separate fee payable to the Company. In certain instances where the Company is invited to participate as a co-lender in a transaction and in the event that the Company does not provide significant services in connection with the investment, a portion of loan fees paid to the Company in such situations may be deferred and amortized over the estimated life of the loan.

Foreign Currency Translation

The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

(1)          Market value of investment securities, other assets and liabilities—at the exchange rates prevailing at the end of the day.

(2)          Purchases and sales of investment securities, income and expenses—at the rates of exchange prevailing on the respective dates of such transactions.

Although the net assets and the fair values are presented at the foreign exchange rates at the end of the day, the Company does not isolate the portion of the results of the operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair value of investments. Such fluctuations are included with the net realized and unrealized gains or losses from investments. Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. Government securities. These risks include but are not limited to revaluation of currencies and future adverse political and economic developments which could cause investments in their markets to be less liquid and prices more volatile than those of comparable U.S. companies.

Federal Income Taxes

The Company intends to qualify for the tax treatment applicable to regulated investment companies under Subchapter M of the Internal Revenue Code of 1986 (the ‘‘Code’’), as amended, and, among other things, intends to make the requisite distributions to its stockholders which will relieve the

Company from Federal income or excise taxes. Therefore, no provision has been recorded for Federal income or excise taxes.

In order to qualify as a RIC, the Company is required to distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code.

In accordance with Statement of Position 93-2, ‘‘Determination, Disclosure, and Financial Statement Presentation of Income, Capital Gain, and Return of Capital Distributions by Investment Companies,’’ book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are reclassified to capital in excess of par. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America, as highlighted in Note 6 to our consolidated financial statements.

Dividends

Dividends and distributions to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.

We have adopted a dividend reinvestment plan that provides for reinvestment of our distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not ‘‘opted out’’ of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of actual and contingent assets and liabilities at the date of the financial statements and the reported amounts of income or loss and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation of investments.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments approximate fair value. The carrying value of interest and open trade receivables, accounts payable and accrued expenses, as well as the credit facility payable approximate fair value due to their short maturity.

PORTFOLIO AND INVESTMENT ACTIVITY

On September 16, 2004, we entered into an agreement with Royal Bank of Canada and its affiliates (‘‘RBC’’) whereby we agreed to pay $250,000 to RBC to acquire a right to purchase a portfolio of loans and equity investments comprising substantially of BDC qualifying assets (the ‘‘October Portfolio’’) that satisfy our investment objectives.

Following the completion of our IPO on October 8, 2004, we exercised our right to purchase substantially all of the assets in the October Portfolio from RBC for approximately $122.3 million. We purchased additional assets originally included in the October Portfolio from RBC for approximately $18.5 million on November 3, 2004.

Aside from the purchase of the October Portfolio, the Company also purchased (A) $52.2 million of senior term debt, (B) $34.6 million of senior subordinated debt, (C) $6.1 million of senior notes, (D) $0.3 million of investments in equity securities and (E) $9.7 million of publicly traded fixed income securities during the period from October 8, 2004 (the date of the IPO and commencement of substantial investment operations) through December 31, 2004.

In addition, we sold (i) $13.7 million of senior term debt, (ii) $8.9 million of senior subordinated debt, (iii) $0.8 million of investments in equity securities and (iv) $9.7 million of publicly traded fixed income securities during the period from October 8, 2004 (the date of the IPO and commencement of substantial investment operations) through December 31, 2004. Also during the period, (A) $6.9 million of senior term debt and (B) $22.0 million of senior subordinated debt were redeemed.

Our investment adviser employs an investment rating system to categorize our investments. We believe that as of December 31, 2004, the weighted average investment grade of the debt in our portfolio is 3.0 and the weighted average yield of such debt is approximately 12.36% (computed as (a) the annual stated interest rate (or, in the case of equity securities, dividend rate) plus the annual amortization of loan, origination fees, original issue discount and market discount on accruing loans, debt and income producing equity securities) divided by (b) total loans, debt and income producing equity securities at value.

RESULTS OF OPERATIONS

We were incorporated on April 16, 2004 and commenced material operations in October 2004. Therefore, there is no period with which to compare the results of operations for the year ended December 31, 2004.

For the period from June 23, 2004 (inception) through December 31, 2004

Results for the period from June 23, 2004 (inception) through December 31, 2004 are as follows:

Investment Income	$4,380,848
Total Expenses	1,665,753
Net Investment Income	2,715,095
Net Realized Gain	244,446
Net Unrealized Gain	230,947
Net Increase in Stockholders’ Equity Resulting From Operations	$3,190,488

Investment Income

Investment income for the period consisted of approximately $3.57 million in interest income from investments, $39,000 in interest income from cash and cash equivalents, $191,000 in dividend income, $542,000 in capital structuring service fees from the closing of newly originated loans, and $34,000 in facility fees and other income. Of the approximately $3.57 million in interest income from investments, non-cash PIK interest income was $509,000.

Total Expenses

Total expenses for the period consisted of approximately $472,000 in base management fees, $95,000 in incentive management fees, $136,000 in general and administrative expenses, $336,000 in professional fees, $120,000 for director fees, $162,000 in insurance expenses, $96,000 in interest expense and facility fees, $41,000 in amortization of debt issuance cost, $8,000 in other expense, and a one-time charge of $199,000 in organizational expenses.

Net Increase in Stockholders’ Equity Resulting From Operations

Net increase in stockholders’ equity resulting from operations for the period was approximately $3.2 million. Our net increase in stockholders’ equity resulting from operations per common share for the period from June 23, 2004 (inception) through December 31, 2004 was $0.29.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

On October 8, 2004, we completed our IPO of 11,000,000 shares of common stock at $15.00 per share, less an underwriting discount and commissions totaling $.675 per share. Ares Capital Management agreed to pay the underwriters $.225 per share, or $2,475,000, in underwriting and commissions on the Company’s behalf. We are obligated to repay this amount, together with the accrued interest upon the occurrence of one or more of the following events on or before October 8, 2007: (a) if during any four calendar periods ending on or after October 8, 2005 the sum of (i) the aggregate distributions to the stockholders and (ii) the change in net assets (defined as total assets less indebtedness) equals or exceeds 7.0% of the net assets at the beginning of such period (as adjusted for any share issuances or repurchases) or (b) upon the Company’s liquidation. If one or more of the above events does not occur on or before October 8, 2007, we will not be obligated to repay this amount. We received approximately $159.8 million in net proceeds from the IPO.

As of December 31, 2004, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$26,806,160	$26,806,160
Senior term debt	63,069,190	63,118,678
Senior notes	6,060,352	5,997,645
Senior subordinated debt	77,925,429	78,169,595
Collateralized debt obligations	8,281,768	8,281,768
Equity securities	26,992,461	26,992,461
Total	$209,135,360	$209,366,307

As a result of the acquisition of substantially all of the October Portfolio and loan originations, we used substantially all of the net proceeds from the IPO. In order to provide additional liquidity and to meet our investment objectives and strategies, in November 2004 we and our wholly owned subsidiary Ares Capital CP entered into the Facility, pursuant to which Ares Capital CP can obtain up to $150.0 million of financing for the acquisition of loans from Ares Capital as described in more detail in Note 8 to our consolidated financial statements. As of December 31, 2004, the outstanding principal balance under the Facility was approximately $55.5 million which bears interest at a rate equal to the commercial paper rate plus 125 basis points. As of December 31, 2004, the commercial paper rate was 2.3152%.

A summary of our contractual payment obligations as of December 31, 2004 are as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Credit facility payable	$55,500,000	$55,500,000	—	—	—

The Facility expires on November 3, 2005 unless extended prior to such date for an additional 364-day period with the consent of the lender.

We anticipate borrowing funds and issuing additional equity securities to obtain additional capital.  On March 23, 2005 we issued an additional 12,075,000 shares of our common stock for net proceeds of approximately $184,056,000 million, a portion of which will be used to repay borrowings under our Facility.  We expect to use the remaining proceeds to fund investments in portfolio companies in accordance with our investment objectives and strategies and for general corporate purposes.

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2004, the Company had committed to make a total of approximately $14.2 million of investments in various revolving senior secured loans. As of December 31, 2004, $13.8 million was unfunded.

As a part of the IPO, our investment adviser, on our behalf, agreed to pay the underwriters $0.225 of the $0.675 per share in underwriting discount and commissions for a total of approximately $2.5 million. We are obligated to repay this amount, together with accrued interest upon the occurrence of one or more of the following events on or before October 8, 2007: (a) if during any four calendar quarter period ending on or after October 8, 2005 the sum of (i) the aggregate distributions to the stockholders and (ii) the change in net assets (defined as total assets less indebtedness) equals or exceeds 7.0% of the net assets at the beginning of such period (as adjusted for any share issuances or repurchases) or (b) upon the Company’s liquidation. If one or more of the above events does not occur on or before October 8, 2007, we will not be obligated to repay this amount.

Item 7A.  Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.

Interest Rate Risk

As of December 31, 2004, approximately 46% of the investments at fair value in our portfolio were at fixed rates while approximately 37% were at variable rates.  In addition, the Facility is a variable rate borrowing facility.

To illustrate the potential impact of changes in interest rates, we have performed the following analysis based on our December 31, 2004 balance sheet and assuming no changes in our investment and borrowing structure.  Under this analysis, a 100 basis point increase in the various base rates would result in an increase in interest income of approximately $675,000 and an increase in interest expense of $555,000 over the next 12 months.  A 100 basis point decrease in the various base rates would result in a decrease in interest income of approximately $675,000 and a decrease in interest expense of $555,000 over the next 12 months.

As of December 31, 2004, we employed no hedging against the fixed rate positions of the portfolio.  On January 7, 2005, as required by the Facility, we entered into a costless collar agreement in order to manage the exposure to changing interest rates related to the Company’s fixed rate investments.  The costless collar agreement was for a notional amount of $20 million, has a cap of 6.5%, a floor of 2.72% and matures in 2008.  The costless collar resets quarterly based on the 3-month LIBOR.

While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

Portfolio Valuation

We carry our investments at fair value, as determined by our board of directors.  Investments for which market quotations are readily available are valued at such market quotations.  Debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our board of directors.  The types of factors that we may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our private equity valuation.  Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board under a valuation policy and a consistently applied valuation process.  Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments, and the differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

Item 8.  Financial Statements And Supplementary Data

See the Index to Consolidated Financial Statements on page F-1.

Item 9.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A.  Controls And Procedures

The Company’s management, with the participation of the Company’s President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the

period covered by this report. Based upon this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors And Executive Officers Of The Registrant

The information required by this item will be contained in the Registrant’s definitive Proxy Statement for its 2005 Annual Stockholder Meeting, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004, and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item will be contained in the Registrant’s definitive Proxy Statement for its 2005 Annual Stockholder Meeting, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004, and is incorporated herein by reference.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information required by this item will be contained in the Registrant’s definitive Proxy Statement for its 2005 Annual Stockholder Meeting, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004, and is incorporated herein by reference.

Item 13.  Certain Relationships And Related Transactions

The information required by this item will be contained in the Registrant’s definitive Proxy Statement for its 2005 Annual Stockholder Meeting, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004, and is incorporated herein by reference.

Item 14.  Principal Accountant Fees And Services

The information required by this item will be contained in the Registrant’s definitive Proxy Statement for its 2005 Annual Stockholder Meeting, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004, and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1.               Financial Statements —See the Index to Consolidated Financial Statements on Page F-1.

2.               Financial Statement Schedules—None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

3.               Exhibits.

Number	Description

3.1	Articles of Amendment and Restatement (1)

3.2	Amended and Restated Bylaws (1)

4.1	Form of Stock Certificate (2)

10.1	Investment Advisory and Management Agreement between Ares Capital Corporation and Ares Capital Management LLC (1)

10.2	Administration Agreement between Ares Capital Corporation and Ares Technical Administration LLC (1)

10.3	License Agreement between Ares Capital Corporation and Ares Management LLC (1)

10.4	Form of Indemnification Agreement between Ares Capital Corporation and directors and certain officers (2)

10.5	Form of Indemnification Agreement between Ares Capital Corporation and the members of the Ares Capital Management LLC investment committee (2)

10.6	Dividend Reinvestment Plan (1)

10.7	Custodian Agreement between Registrant and U.S. Bank National Association (2)

10.8	Amended and Restated Agreement Regarding Repayment of Sales Load Advance by and between Ares Capital Corporation and Ares Capital Management LLC (5)

10.9	Purchase and Sale Agreement, dated as of November 3, 2004, by and among Ares Capital Corporation and Ares Capital CP Funding LLC (3)

10.10

Sale and Servicing Agreement, dated as of November 3, 2004, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation as servicer, certain conduits and institutional lenders agented by Wachovia Capital Markets, LLC, U.S. Bank National Association, as trustee, and Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as the backup servicer (3)

14.1	Code of Conduct of Ares Capital Corporation (6)

21.1	Subsidiaries of the registrant*

31.1	Certification by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Previously filed with the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on September 17, 2004.

(2)	Previously filed with the Registrant’s pre-effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on September 28, 2004.

(3)	Previously filed with the Registrant’s Form 8-K, filed on November 8, 2004.

(4)	Previously filed with the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on February 7, 2005.

(5)	Previously filed with the Registrant’s pre-effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 9, 2005.

(6)	Previously filed with the Registrant’s Form 8-K, filed on October 12, 2004.

*   Filed herewith.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of KPMG LLP, Independent Auditors

Consolidated Balance Sheet as of December 31, 2004 and as of June 23, 2004 (inception)

Consolidated Schedule of Investments as of December 31, 2004

Consolidated Statement of Operations for the period from June 23, 2004 (inception) through December 31, 2004

Consolidated Statement of Stockholders’ Equity for the period from June 23, 2004 (inception) through December 31, 2004

Consolidated Statement of Cash Flows for the period from June 23, 2004 (inception) through December 31, 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ares Capital Corporation:

We have audited the accompanying consolidated balance sheets, of Ares Capital Corporation (and subsidiary) as of December 31, 2004 and June 23, 2004, including the consolidated schedule of investments as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from June 23, 2004 (inception) to December 31, 2004, and the financial highlights for the periods from June 23, 2004 to December 31, 2004 and October 8, 2004 to December 31, 2004. These consolidated financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial highlights based on our audits.

We conducted our audits in accordance with auditing standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2004 by correspondence with the custodian and other appropriate auditing procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Ares Capital Corporation (and subsidiary) as of December 31, 2004 and June 23, 2004, and the results of their operations and their cash flows for the periods as indicated above in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Los Angeles, California

February 2, 2005, except as to the fourth paragraph

of note 7 to the consolidated financial

statements, which is as of March 8, 2005

ARES CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
As of December 31, 2004 and June 23, 2004 (inception)

	As of
	December 31, 2004	June 23, 2004
ASSETS
Investments at fair value (amortized cost $182,329,200)
Non-Control/Non-Affiliate investments	$165,126,181	$—
Affiliate investments	17,433,966	—

Total investments at fair value	182,560,147	—
Cash and cash equivalents	26,806,160	1,500
Receivable for open trades	8,794,478	—
Interest receivable	1,140,495	—
Other assets	1,154,334	—

Total assets	$220,455,614	$1,500

LIABILITIES
Credit facility payable	$55,500,000	$—
Dividend payable	3,320,030	—
Accounts payable and accrued expenses	1,556,446	—
Management and incentive fees payable	274,657	—
Interest and facility fees payable	96,176	—

Total liabilities	60,747,309	—

Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Common stock, par value $.001 per share, 100,000,000 and 1,000 common shares authorized, respectively, 11,066,767 and 100 common shares issued and outstanding, respectively	11,067	—
Capital in excess of par value	159,602,706	1,500
Net unrealized appreciation on investments	230,947	—
Distributions in excess of net investment income	(136,415)	—

Total stockholders’ equity	159,708,305	1,500

Total liabilities and stockholders’ equity	$220,455,614	$1,500

NET ASSETS PER SHARE	$14.43	$15.00

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2004

Company(1)	Industry	Investment	Interest(9)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit			Percentage of Net Assets
Manufacturing
Qualitor, Inc.	Automotive aftermarket components supplier	Senior secured loan ($2,000,000 par due 12/2009) Junior secured loan ($5,000,000 par due 6/2012)	8.00% (Base Rate + 2.75%/M) 11.00% (Base Rate + 5.75%/M)	12/29/04 12/29/04	$2,000,000 5,000,000	$2,000,000 5,000,000	$ $	1.00 1.00	(2) (2)
Reflexite Corporation	Developer and manufacturer of high visibility reflective products	Senior subordinated loan ($10,000,833 par due 12/2011)	11.00% cash, 3.00% PIK	12/30/04	10,000,833	10,000,833		$1.00	(2)(3)
Universal Trailer Corporation	Livestock and specialty trailer manufacturer	Senior secured loan ($1,963,872 par due 3/2007) Senior subordinated loan ($7,500,000 par due 9/2008) Common stock (50,000 shares) Warrants to purchase 22,208 shares	6.42% (LIBOR + 4.00%/M)(10) 13.50%	10/8/04 10/8/04 10/8/04 10/8/04	1,974,665 7,527,808 6,424,645 1,505,776	1,974,665 7,528,880 6,424,645 1,505,776	$ $ $ $	1.01 1.00 128.49 67.80	(4)(5) (4)
					$34,433,727	$34,434,799				21.56%
Consumer Products—Non-Durable
Esselte	Office supply products distributor	Senior notes ($6,777,000 par due 3/2011)	7.63%	12/6/04	$6,060,352	$5,997,645		$0.89	(6)(7)
Reef Holdings, Inc.	Shoe designer, marketer and distributor	Senior secured loan ($17,500,000 par due 12/2009) Common stock (47,118 shares) Warrants to purchase 27,043 shares	12.50% (Base Rate + 7.25%/Q)	12/21/04 10/8/04 10/8/04	17,500,000 2,258,666 752,888	17,500,000 2,258,666 752,888	$ $ $	1.00 47.94 27.84	(2) (4) (4)
Shoes for Crews, LLC	Safety footwear and slip-related mats manufacturer	Senior secured loan ($1,721,154 par due 7/2010)	6.75% (Base Rate + 2.00%/Q)	10/8/04 10/8/04	1,731,282 334,617	1,731,282 334,617	$ $	1.01 1.00	(2)
		Senior secured revolving loan ($333,333 par due 7/2010)	6.75% (Base Rate + 2.00%/Q)
					$28,637,805	$28,575,098				17.89
Services—Other
Billing Concepts, Inc.	Billing clearinghouse services	Senior secured loan ($10,000,000 par due 12/2005)	10.63% (LIBOR + 8.50%/Q)	10/8/04 10/8/04	$10,042,007 5,231,589 150,578	$10,042,007 5,232,490 150,578	$ $ $	1.00 1.00 136.89	(2)(3) (4)
		Senior subordinated loan ($5,212,619 par due 6/2008) Common stock (1,100 shares)	14.00% cash, 4.00% PIK	10/8/04
Diversified Collection Services	Collections services	Senior secured loan ($4,017,391 par due 1/2009)	6.02% (LIBOR + 4.00%/Q)	10/8/04 10/8/04 10/8/04	4,036,107 2,059,964 483,709	4,036,107 2,060,150 483,709	$ $ $	1.00 1.00 4.24	(2) (2)(3) (4)
		Senior subordinated loan ($2,052,321 par due 7/2010) Preferred stock (114,004 shares)	12.00% cash, 3.75% PIK
					$22,003,954	$22,005,041				13.78%
Forest Products/Containers—Packaging
FlexSol Packaging Corporation	Manufacturer of value-added plastic and flexible packaging	Senior secured loan ($1,000,000 par due 12/2012) Junior secured loan ($2,000,000 par due 12/2012)	5.78% (LIBOR + 3.25%/Q) 9.53% (LIBOR + 7.00%/Q)	12/7/04 12/7/04	$1,000,000 2,000,000	$1,000,000 2,000,000	$ $	1.00 1.00	(2) (2)
York Label Holdings, Inc.	Consumer product labels manufacturer	Senior subordinated loan ($9,897,956 par due 2/2010) Preferred stock (650 shares) Warrants to purchase 156,000 shares	10.00% cash, 4.00 PIK 10.00%	11/3/04 11/3/04 11/3/04	9,934,660 3,387,069 5,320,408	9,935,689 3,387,069 5,320,408	$ $ $	1.00 5,210.88 34.11	(2)(3) (3) (4)
					$21,642,137	$21,643,166				13.55%

Company(1)	Industry	Investment	Interest(9)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit			Percentage of Net Assets
Environmental Services
Mactec, Inc.	Engineering and environmental consulting services	Common stock (186 shares)		11/3/04	—	—		$0.00	(4)
United Site Services, Inc.	Portable restroom and site services	Junior secured loan ($10,000,000 par due 6/2010) Senior subordinated loan ($8,456,734 par due 12/2010) Common stock (216,795 shares)	10.41% (LIBOR + 8.00%/Q) 12.00% cash, 4.00% PIK	12/2/04 10/8/04 10/8/04	$9,950,512 8,571,374 1,353,851	$10,000,000 8,574,034 1,353,851	$ $ $	1.00 1.01 6.24	(2) (3) (4)
					$19,875,737	$19,927,885				12.48%
Information Technology
PHNS, Inc.	Information technology and business process outsourcing	Senior subordinated loan ($16,000,000 par due 11/2011)	11.50% cash, 2.25% PIK	11/1/04	$15,763,394	$16,000,000		$1.00	(3)
					$15,763,394	$16,000,000				10.02%
Energy—Service & Equipment
Mechanical Dynamics & Analysis	Steam power generator repair services	Senior subordinated loan ($10,654,348 par due 3/2010) Warrants to purchase 4,067 shares	13.00% cash, 5.00% PIK	10/8/04 10/8/04	$10,693,629 150,578	$10,694,664 150,578	$ $	1.00 37.02	(2)(3) (4)
					$10,844,207	$10,845,242				6.79%
Housing-Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,112,135 par due 3/2011) Common stock (2,743 shares) Warrants to purchase 4,464 shares	10.00% cash, 5.00% PIK	10/8/04 10/8/04 10/8/04	$8,142,178 752,888 652,503	$8,142,855 752,888 652,503	$ $ $	1.00 274.48 146.17	(3) (4) (4)
					$9,547,569	$9,548,246				5.98%
Consumer Products-Durable
Berkline/Benchcraft Holdings LLC	Furniture manufacturer and distributor	Junior secured loan ($5,000,000 par due 5/2012) Preferred stock (2,536 shares) Warrants to purchase 483,020 shares	10.50% (LIBOR + 8.00%/Q)	11/3/04 10/8/04 10/8/04	$5,000,000 1,046,343 2,752,559	$5,000,000 1,046,343 2,752,559	$ $ $	1.00 412.60 5.70	(2) (4) (4)
					$8,798,902	$8,798,902				5.51%
Financial
Foxe Basin CLO 2003, Ltd.	Collateralized debt obligation	Preference shares (3,000 shares)		10/8/04	$3,011,552	$3,011,552		$1,003.85	(8)
Hudson Straits CLO 2004, Ltd.	Collateralized debt obligation	Preference shares (750 shares)		10/8/04	752,888	752,888		$1,003.85	(8)
MINCS-Glace Bay, Ltd.	Collateralized debt obligation	Secured notes ($4,500,000 par due 7/2014)	6.63% (LIBOR + 5.00%/Q)	10/8/04	4,517,328	4,517,328		$1.00	(8)
					$8,281,768	$8,281,768				5.19%

Company(1)	Industry	Investment	Interest(9)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit			Percentage of Net Assets
Healthcare—Medical Products
Aircast, Inc.	Manufacturer of orthopedic braces, supports and vascular systems	Senior secured loan ($1,500,000 par due 12/2010) Junior secured loan ($1,000,000 par due 6/2011)	5.19% (LIBOR + 2.75%/Q) 9.44% (LIBOR + 7.00%/Q)	12/21/04 12/21/04	$1,500,000 1,000,000	$1,500,000 1,000,000	$ $	1.00 1.00	(2) (2)
					$2,500,000	$2,500,000				1.57%
Total					$182,329,200	$182,560,147

(1)                                  We do not “Control” any of our portfolio companies, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, we would “Control” a portfolio company if we owned 25% or more of its voting securities. Additionally, with the exception of our investment in Esselte, all of our investments are subject to legal restriction on sales. As of December 31, 2004, the Company held $176,562,502 in restricted securities, which represented 111% of the Company’s net assets.

(2)                                  Pledged as collateral for the credit facility payable (see Note 8).

(3)                                  Has a payment-in-kind interest feature (see Note 2).

(4)                                  Non-income producing at December 31, 2004.

(5)                                  As defined in the 1940 Act, we are an “Affiliate” of this portfolio company as we own more than 5% of the portfolio company’s outstanding voting securities. For the period from June 23, 2004 through December 31, 2004, for this portfolio company there were total purchases of $17,598,522, a redemption of $164,555 (cost), interest income of $285,059, other income of $5,833 and net realized losses of $899.

(6)                                  Principal amount denominated in Euros has been translated into U.S. dollars (see Note 2).

(7)                                  Non-U.S. company or principal place of business outside the U.S.

(8)                                  Non-registered investment company.

(9)                                  A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset quarerly (Q) or monthly (M). For each such loan, we have provided the current interest rate in effect at December 31, 2004.

(10)                            At December 31, 2004, a portion of this loan equal to $3,873 was earning interest at a rate of 8.25% which is equal to Base Rate plus 3.50%, resetting monthly.

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

For The Period June 23, 2004 (inception) through December 31, 2004

INVESTMENT INCOME:
From non-control/non-affiliate investments:
Interest from investments	$3,289,259
Interest from cash & cash equivalents	39,325
Dividend income	191,130
Capital structuring service fees	542,353
Other income	27,889

Total investment income from non-control/non-affiliate investments	4,089,956

From affiliate investments:
Interest from investments	285,059
Other income	5,833

Total investment income from affiliate investments	290,892

Total investment income	4,380,848

EXPENSES:
Organizational	199,183
Management and incentive fees	567,036
Administrative	135,941
Professional fees	336,187
Directors fees	119,966
Insurance	161,855
Interest and credit facility fees	96,176
Amortization of debt issuance costs	41,220
Other	8,189

Total expenses	1,665,753

NET INVESTMENT INCOME	2,715,095

REALIZED AND UNREALIZED GAIN ON INVESTMENTS:
Net realized gains (losses):
Net realized gains from non-control/non-affiliate investment transactions	245,345
Net realized loss from affiliate investment transactions	(899)

Net realized gains from investment transactions	244,446

Net unrealized gain:
Investment transactions from non-control/non-affiliate investments	230,947

Net realized and unrealized gain on investments	475,393

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$3,190,488

BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 4)	$0.29

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 4)	11,066,767

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Period June 23, 2004 (inception) through December 31, 2004

			Capital in Excess of Par Value	Distributions in Excess of Net Investment income	Accumulated Net Realized Gain on Sale of Investments	Net Unrealized Appreciation of Investments	Total Stockholders’ Equity

	Common Stock
	Shares	Amount
Balance at June 23, 2004	100	$—	$1,500	$—	$—	$—	$1,500
Issuance of common stock	11,066,667	11,067	165,988,938	—	—	—	166,000,005
Offering and underwriting costs (see Note 7)	—	—	(8,638,658)	—	—	—	(8,638,658)
Underwriting costs paid by the Investment Adviser (see Note 7)	—	—	2,475,000	—	—	—	2,475,000
Net increase in stockholders’ equity resulting from operations	—	—	—	2,715,095	244,446	230,947	3,190,488
Dividend declared ($0.28 per share)	—	—	—	(2,851,510)	(244,446)	—	(3,095,956)
Tax return of capital ($0.02 per share)	—	—	(224,074)	—	—	—	(224,074)

Balance at December 31, 2004	11,066,767	$11,067	$159,602,706	$(136,415)	$—	$230,947	$159,708,305

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For The Period June 23, 2004 (inception) through December 31, 2004

OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$3,190,488
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Realized gain on investment transactions	(244,446)
Unrealized gain on investment transactions	(230,947)
Net amortization of premium on securities	9,091
Increase in accrued payment-in-kind dividends and interest	(508,762)
Amortization of debt issuance costs	41,220
Proceeds from sale and redemption of investments	53,480,443
Purchases of investments	(243,860,004)
Changes in operating assets and liabilities:
Interest receivable	(1,140,495)
Other assets	(417,331)
Accounts payable and accrued expenses	1,556,446
Management and incentive fees payable	274,657
Interest and facility fees payable	96,176

Net cash used in operating activities	(187,753,464)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	159,836,347
Borrowings on credit facility payable	55,500,000
Credit facility financing costs	(778,223)

Net cash provided by financing activities	214,558,124

CHANGE IN CASH AND CASH EQUIVALENTS	26,804,660

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,500

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,806,160

Supplemental Information:
Interest paid during the period	$—
Dividends declared during the period	$3,320,030

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2004

1.  ORGANIZATION

Ares Capital Corporation (the “Company” or “ARCC” or “we”) is a closed-end, non-diversified management investment company incorporated in Maryland that is regulated as a business development company under the Investment Company Act of 1940 (“1940 Act”). We were founded on April 16, 2004 and were initially funded on June 23, 2004. The Company intends to elect to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended. Our investment objectives are to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first and second lien senior loans and mezzanine debt, which in some cases may include an equity component, and, to a lesser extent, in equity investments in private middle market companies.

In September 2004, our board of directors approved an increase in the number of authorized common shares to 100,000,000 common shares. On October 8, 2004, we completed our initial public offering (the “Offering”) of 11,000,000 shares at a price of $15.00 per share, less an underwriting discount and commissions totaling $0.675 per share of which $0.225 was paid on our behalf by our investment adviser (see Note 7). On the same date, we commenced substantial investment operations. On October 29, 2004, we formed Ares Capital CP Funding LLC (“Ares Capital CP”), a wholly-owned subsidiary of the Company, through which we established a revolving credit facility.

We are externally managed by Ares Capital Management LLC (the “Investment Adviser”), an affiliate of Ares Management LLC, an independent Los Angeles based firm that manages investment funds. Ares Technical Administration LLC (“Ares Administration”), an affiliate of Ares Management LLC, provides the administrative services necessary for us to operate.

2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States, and include the accounts of the Company and its wholly-owned subsidiary. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include short-term, liquid investments in a money market fund. Cash and cash equivalents are carried at cost which approximates fair value.

Concentration of Credit Risk

The Company places its cash and cash equivalents with financial institutions and, at times, cash held in money market accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Investments

Investment transactions are recorded on trade date. Realized gains or losses are computed using the specific identification method. We carry our investments at fair value, as determined by our board of directors. Investments for which market quotations are readily available are valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our board of directors. The types of factors that we may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our private equity valuation. Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board under a valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•                  Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment.

•                  Preliminary valuation conclusions are then documented and discussed with our senior management.

•                  The audit committee of our board of directors reviews these preliminary valuations. Where appropriate, the committee may utilize an independent valuation firm selected by the board of directors.

•                  The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our investment adviser and audit committee and, where appropriate, an independent valuation firm.

As defined in the 1940 Act, Affiliate investments are those in which we own more than 5% of the portfolio company’s outstanding voting securities.

Interest Income Recognition

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible. If any cash is received after it is determined that interest is no longer collectible, we will treat the cash as payment on the principal balance until the entire principal balance has been repaid, before any interest income is recognized. Discounts and premiums on securities purchased are accreted/amortized over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discounts and amortizations of premium on bonds.

Payment in Kind Interest

The Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. For the period from June 23, 2004 (inception) through December 31, 2004, $508,762 in PIK income was recorded.

Capital Structuring Service Fees

The Company’s Investment Adviser seeks to provide assistance to the portfolio companies in connection with the Company’s investments and in return the Company may receive fees for capital structuring services. These fees are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing the investment. The services that the Company’s Investment Adviser provides vary by investment, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice, which concludes upon closing of the loan. The Company’s Investment Adviser may also take a seat on the board of directors of a portfolio company, or observe the meetings of the board of directors without taking a formal seat. Any services of the above nature subsequent to the closing would generally generate a separate fee payable to the Company. In certain instances where the Company is invited to participate as a co-lender in a transaction and in the event that the Company does not provide significant services in connection with the investment, a portion of loan fees paid to the Company in such situations may be deferred and amortized over the estimated life of the loan.

Foreign Currency Translation

The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

(1)          Market value of investment securities, other assets and liabilities—at the exchange rates prevailing at the end of the day.

(2)          Purchases and sales of investment securities, income and expenses—at the rates of exchange prevailing on the respective dates of such transactions.

Although the net assets and the fair values are presented at the foreign exchange rates at the end of the day, the Company does not isolate the portion of the results of the operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair value of investments. Such fluctuations are included with the net realized and unrealized gains or losses from investments. Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. Government securities. These risks include but are not limited to revaluation of currencies and future adverse political and economic developments which could cause investments in their markets to be less liquid and prices more volatile than those of comparable U.S. companies.

Organizational and Offering Expenses

A portion of the net proceeds of the Offering was used to pay for the Company’s offering costs and organizational expenses. The offering costs were charged against the proceeds from the Offering when received and were approximately $1.6 million. Approximately $200,000 in organizational expenses have been expensed as incurred.

Debt Issuance Costs

Debt issuance costs are being amortized over the life of the credit facility using the straight line method.

Federal Income Taxes

The Company intends to qualify for the tax treatment applicable to regulated investment companies under Subchapter M of the Internal Revenue Code of 1986 (the “Code”), as amended, and, among other things, intends to make the requisite distributions to its stockholders which will relieve the Company from Federal income or excise taxes. Therefore, no provision has been recorded for Federal income or excise taxes.

In order to qualify as a RIC, the Company is required to distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code.

In accordance with Statement of Position 93-2, “Determination, Disclosure, and Financial Statement Presentation of Income, Capital Gain, and Return of Capital Distributions by Investment Companies,” book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are reclassified to capital in excess of par. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America, as highlighted in Note 6.

Dividends

Dividends and distributions to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.

We have adopted a dividend reinvestment plan that provides for reinvestment of our distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of actual and contingent assets and liabilities at the date of the financial statements and the reported amounts of income or loss and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation of investments.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments approximate fair value. The carrying value of interest and open trade receivables, accounts payable and accrued expenses, as well as the credit facility payable approximate fair value due to their short maturity.

3.  AGREEMENTS

The Company has entered into an investment advisory agreement (the “Advisory Agreement”) with the Investment Adviser under which the Investment Adviser, subject to the overall supervision of our board of directors provides investment advisory services to ARCC. For providing these services, the Investment Adviser receives a fee from us, consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.5% of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds). For services rendered under the Advisory Agreement during the period commencing from October 8, 2004 through and including December 31, 2004, the base management fee is payable monthly in arrears. For services rendered under the Advisory Agreement after that time, the base management fee is payable quarterly in arrears. Until January 1, 2005, the base management fee is calculated based on the initial value of our total assets after giving effect to the purchase of the Portfolio (as defined below) (other than cash or cash equivalents but including assets purchased with borrowed funds). Subsequently, the base management fee is calculated based on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the calendar quarter. Base management fees for any partial month or quarter are appropriately pro rated.

The incentive fee has two parts. One part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the administration agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with payment-in-kind interest, preferred stock with payment-in-kind dividends and zero coupon securities, accrued income that we have not yet received in cash. The Investment Adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income.

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 2.00% per quarter.

We pay the Investment Adviser an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•                  no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle rate;

•                  100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.50% in any calendar quarter. We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 2.50%) as the “catch-up” provision. The “catch-up” is meant to provide our Investment Adviser with 20% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 2.50% in any calendar quarter; and

•                  20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.50% in any calendar quarter.

These calculations are appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), commencing with the calendar year ending on December 31, 2004, and equals 20% of our realized capital gains for the calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation for such year; provided that the incentive fee determined as of December 31, 2004 is calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation for the period ending December 31, 2004.

We defer cash payment of any incentive fee otherwise earned by the Investment Adviser if during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made the sum of (a) the aggregate distributions to the stockholders and (b) the change in net assets (defined as total assets less indebtedness) is less than 8.0% of our net assets at the beginning of such period. These calculations are appropriately pro rated during the first three calendar quarters following October 8, 2004 and are adjusted for any share issuances or repurchases.

For the period from October 8, 2004 (the date of the Offering and the commencement of substantial investment operations) through December 31, 2004, we incurred $471,565 in base management fees and $95,471 in incentive fees. Prior to October 8, 2004, we incurred no base management or incentive fees.

We also entered into a separate administration agreement (the “Administration Agreement”) with Ares Administration under which Ares Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration

Agreement, Ares Administration also performs or oversees the performance of our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Administration assists us in determining and publishing the net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Ares Administration also provides on our behalf, managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60-days’ written notice to the other party.

For the period from October 8, 2004 (the date of the Offering and the commencement of substantial investment operations) through December 31, 2004 we incurred $135,941 in administrative fees. As of December 31, 2004, the entire amount was unpaid and included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. Prior to October 8, 2004, we incurred no administrative fees.

4.  EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net decrease in stockholders’ equity per share resulting from October 8, 2004 (the date of the Offering and the commencement of substantial investment operations) through December 31, 2004:

Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	$3,190,488
Denominator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	11,066,767
Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$0.29

If the above computation had been done for the period from June 23, 2004 (inception) through December 31, 2004, the numerator would have remained the same, but the denominator would have been 4,905,916 resulting in a basic and diluted net increase in stockholders’ equity resulting from operations per share of $0.65.

5.  INVESTMENTS

On September 16, 2004, we entered into an agreement with Royal Bank of Canada and its affiliates (“RBC”) whereby we agreed to pay $250,000 to RBC to acquire a right to purchase a portfolio of loans and equity investments (the “October Portfolio”).

Upon completion of the Offering on October 8, 2004, we exercised our right to purchase substantially all of the October Portfolio from RBC for approximately $122.3 million. The October Portfolio consisted of $31.5 million of senior term debt, $63.7 million of senior subordinated debt, $18.8 million of investments in equity securities and $8.3 million of investments in collateralized debt obligations. On November 3, 2004, we purchased additional assets originally included in the October

Portfolio for approximately $18.5 million. The assets were comprised of $9.8 million of senior subordinated debt and $8.7 million of investments in equity securities.

Aside from the purchase of the October Portfolio, the Company also purchased (A) $52.2 million of senior term debt, (B) $34.6 million of senior subordinated debt. (C) $6.1 million of senior notes, (D) $0.3 million of investments in equity securities and (E) $9.7 million of publicly traded fixed income securities during the period from October 8, 2004 (the date of the Offering and commencement of substantial investment operations) through December 31, 2004.

In addition, we sold (i) $13.7 million of senior term debt, (ii) $8.9 million of senior subordinated debt, (iii) $0.8 million of investments in equity securities and (iv) $9.7 million of publicly traded fixed income securities during the period from October 8, 2004 (the date of the Offering and commencement of substantial investment operations) through December 31, 2004. Also during the period, (A) $6.9 million of senior term debt and (B) $22.0 million of senior subordinated debt were redeemed.

As of December 31, 2004, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$26,806,160	$26,806,160
Senior term debt	63,069,190	63,118,678
Senior notes	6,060,352	5,997,645
Senior subordinated debt	77,925,429	78,169,595
Collateralized debt obligations	8,281,768	8,281,768
Equity securities	26,992,461	26,992,461

Total	$209,135,360	$209,366,307

6.  INCOME TAXES

The following reconciles net increase in stockholders’ equity resulting from operations to taxable income for the period from June 23, 2004 (inception) through December 31, 2004:

Net increase in stockholders’ equity resulting from operations	$3,190,488
Net unrealized gain on investments transactions not taxable	(230,947)
Other income not currently taxable	(53,490)
Organizational expenses not currently deductible	189,905

Taxable income before deductions for distributions	$3,095,956

As of December 31, 2004, the cost of investments for tax purposes was $182,275,710 resulting in a gross unrealized appreciation and depreciation of $347,144 and $62,707, respectively.

For income tax purposes, distributions paid to stockholders are reported as ordinary income, non-taxable, capital gains, or a combination thereof. Dividends paid per common share for the period from June 23, 2004 (inception) through December 31, 2004 were taxable as follows (unaudited):

Ordinary income	$3,095,956
Capital gains	—
Return of capital	224,074

Total reported on tax form 1099-DIV	$3,320,030

7.  COMMITMENTS AND CONTINGENCIES

As of December 31, 2004, the Company had committed to make a total of approximately $14.2 million of investments in various revolving senior secured loans. As of December 31, 2004, $13.8 million was unfunded.

Gross underwriting costs related to our offering were $7,425,000 or $0.675 per share. As a part of the Offering, the Investment Adviser, on our behalf, agreed to pay the underwriters $0.225 of the $0.675 per share in underwriting discount and commission for a total of approximately $2.5 million. We are obligated to repay this amount, together with accrued interest (charged at the 3-month LIBOR plus 2% starting on October 8, 2004) (a) if during any four calendar quarter period ending on or after October 8, 2005 the sum of (i) the aggregate distributions, including return of capital, if any, to the stockholders and (ii) the change in net assets (defined as total assets less indebtedness) equals or exceeds 7.0% of the net assets at the beginning of such period (as adjusted for any share issuances or repurchases) or (b) upon the Company’s liquidation. As of December 31, 2004, the 3-month LIBOR was 2.56%. Had the amount been deemed payable at December 31, 2004, the accrued interest expense through December 31, 2004 would have been $23,726.

For the period from the Offering on October 8, 2004 to December 31, 2004, the aggregate distributions and change in net asset value represented a return of approximately 9.2 % over the net asset value as of the Offering, on an annualized basis. Consistent with generally accepted accounting principles, because several uncertainties existed at the balance sheet date regarding the likelihood that the Company would achieve the 7% return referred to above, which would require repayment to the Investment Adviser, no liability was recorded in the accompanying financial statements. As the Company continues its operations, management will assess the ongoing performance results, and when it is determined that the 7% return is probable, the approximate $2.5 million will be charged against stockholders’ equity.

On March 8, 2005, the Company’s board of directors approved entering into an amended and restated agreement with the Investment Adviser whereby the Company would be obligated to repay the Investment Adviser for the approximate $2.5 million only if the conditions for repayment referred to above were met before the third anniversary of the Offering. If one or more such events do not occur on or before October 8, 2007, we will not be obligated to repay this amount to the Investment Adviser.

8.  CREDIT FACILITY PAYABLE

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. On November 3, 2004 (the “Facility Effective Date”), the Company entered into a revolving credit facility (the “Facility”) that allows Ares Capital CP to issue up to $150.0 million of variable funding certificates (“VFC”). As part of the Facility, we are subject to limitations as to how borrowed funds may be used including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of VFC that we may issue from time to time. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early amortization of the Facility and limit further advances under the Facility and in some cases could be an event of default. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the Facility. As of December 31, 2004 there was $55,500,000 outstanding under the Facility and the Company continues to be in compliance with all of the limitations and requirements of the Facility.

The interest charged on the VFC is based on the commercial paper rate plus 1.25% and payable quarterly. As of December 31, 2004, the commercial paper rate was 2.3152%. The average interest rate during the period from the Facility Effective Date through December 31, 2004 was 1.78% (from date of first borrowing through December 31, 2004, the average interest rate was 3.50%) and the average outstanding balance was $10,466,102. For the period from June 23, 2004 (inception) through December 31, 2004 the interest expense incurred was $60,531. There was no cash paid for interest during the period.

The Facility expires on November 3, 2005 unless extended prior to such date for an additional 364-day period with the consent of the lender. If the Facility is not extended, any principal amounts then outstanding will be amortized over a 24-month period through a termination date of November 3, 2007. Under the terms of the Facility, we were required to pay a one-time 0.25% structuring fee and a 0.375% renewal fee on each of the two years following the closing date of the Facility. Additionally, we are also required to pay a 0.175% commitment fee for any unused portion of the Facility. For the period from June 23, 2004 (inception) through December 31, 2004 the commitment fee incurred was $35,644.

9.  RELATED PARTY TRANSACTIONS

In accordance with the Advisory Agreement, we bear all costs and expenses of the operation of the Company and reimburse the Investment Adviser for all such costs and expenses incurred in the operation of the Company. For the period from June 23, 2004 (inception) through December 31, 2004 the Investment Adviser incurred such expenses totaling $242,205, of which $232,632 related to offering costs paid on behalf of the Company by the Investment Adviser. Accordingly, the Company has recorded a liability at December 31, 2004 to the Investment Adviser for the portion of such amount not yet reimbursed. As of December 31, 2004, $14,398 was payable to the Investment Adviser and such payable is included in accounts payable in the accompanying consolidated balance sheet.

Additionally, the Company will be obligated to pay approximately $2.5 million to the Investment Adviser for the portion of the sales load on the Offering paid by the Investment Adviser on behalf of the Company, dependent on certain conditions being met (see Note 7).

As of December 31, 2004, Ares Management LLC, of which Ares Capital Management LLC is a wholly-owned subsidiary, owned 666,667 shares of the Company’s common stock representing approximately 6.0% of the total shares outstanding.

See Note 3 for a description of other related party transactions.

10.  DIVIDEND

For the period from June 23, 2004 (inception) through December 31, 2004, the Company declared a dividend on December 17, 2004 of $0.30 per share for a total of $3,320,030. The record date was December 27, 2004 and the dividend was distributed on January 26, 2005.

11.  FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the periods from June 23, 2004 (inception) through December 31, 2004 and October 8, 2004 (the date of the Offering and the commencement of substantial investment operations) through December 31, 2004:

	From June 23, 2004	From October 8, 2004
Per Share Data:
Net asset value, beginning of period	$15.00	$14.42(1)

Gross Offering and underwriting costs	(0.78)	—

Underwriting costs paid by the Investment Adviser (see Note 7)	0.22

Net investment income for period	0.25	0.27
Net realized and unrealized gains on securities	0.04	0.04

Net increase in stockholders’ equity resulting from operations	0.29	0.31

Distributions from net investment income	(0.25)	(0.25)
Distributions in excess of net investment income	(0.01)	(0.01)
Distributions from net realized capital gains on securities	(0.02)	(0.02)

Total distributions to stockholders before return of capital	(0.28)	(0.28)
Tax return of capital	(0.02)	(0.02)

Total distributions	(0.30)	(0.30)

Net asset value at end of period	$14.43	$14.43

Per share market value at end of period	$19.43	$19.43
Total return based on market value(2)	31.53%	31.53%
Total return based on net asset value(3)	(1.80)%	2.15%
Shares outstanding at end of period	11,066,767	11,066,767

Ratio/Supplemental Data:
Net assets at end of period	$159,708,305	$159,708,305
Total debt outstanding at end of period	$55,500,000	$55,500,000
Total assets to debt outstanding ratio	3.97	3.97
Ratio of operating expenses to average net assets(4)	5.24%	3.92%
Ratio of net investment income to average net assets(4)	8.54%	7.79%
Portfolio turnover rate(4)	215%	190%

(1)          This amount includes the net proceeds of the Offering on October 8, 2004, organizational expenses and previous offerings of 66,767 shares which had no sales load.

(2)          Total return based on market value equals the increase of the ending market value at December 31, 2004 of $19.43 per share over the offering price of $15 per share plus the declared dividend of $0.30 per share (includes return of capital of $0.01 per share) for holders of record on December 27, 2004, divided by the offering price. Total return based on market value is not annualized.

(3)          Total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.30 per share (includes return of capital of $0.01 per share) for holders of record on December 27, 2004, divided by the beginning net asset value during the period. Total return based on net asset value is not annualized.

(4)          The ratios reflect an annualized amount.

12.  IMPACT OF NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 123R, “Share Based Payment,” which requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity based compensation issued to employees. SFAS 123R is effective for annual periods beginning after June 15, 2005. As the Company does not have any options or equity based compensation plans, there is no expected impact from the adoption of SFAS 123R.

13.  SUBSEQUENT EVENTS

On January 7, 2005 we entered into a costless collar agreement in order to manage the exposure to changing interest rates related to the Company’s fixed rate investments. The costless collar agreement was for a notional amount of $20 million, has a cap of 6.5%, a floor of 2.72% and matures in 2008. The costless collar resets quarterly based on the 3-month LIBOR.

On January 12, 2005 the Company filed a registration statement to offer additional common shares of the Company for public sale.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2005.

ARES CAPITAL CORPORATION

By:	/s/ Michael J. Arougheti
Michael J. Arougheti
President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2005.

Signature	Title(s)

/s/ Michael J. Arougheti	President (principal executive officer)
Michael J. Arougheti

/s/ Daniel F. Nguyen	Chief Financial Officer (principal
Daniel F. Nguyen	financial and accounting officer)

/s/ Douglas E. Coltharp	Director
Douglas E. Coltharp

/s/ Anthony P. Ressler	Director
Anthony P. Ressler

/s/ Robert L. Rosen	Director
Robert L. Rosen

/s/ Bennett Rosenthal	Director
Bennett Rosenthal

/s/ Eric B. Siegel	Director
Eric B. Siegel