Form 10-Q
period 2005-03-31
ARES CAPITAL CORP
filed 2005-05-04
CIK 1287750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act).             Yes  ☐       No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2005
Common stock, $0.001 par value	23,168,595

PART I  —  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARES CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

As of March 31, 2005 (unaudited) and December 31, 2004

	As of
	March 31, 2005	December 31, 2004

ASSETS

Investments at fair value (amortized cost of $230,535,301 and $182,329,200, respectively)
Non-control/Non-affiliate investments	$216,861,880	$165,126,181
Affiliate investments	18,469,415	17,433,966
Total investments at fair value	235,331,295	182,560,147
Cash and cash equivalents	119,606,955	26,806,160
Receivable for open trades	2,646,742	8,794,478
Interest receivable	1,901,933	1,140,495
Other assets	983,675	1,154,334

Total assets	$360,470,600	$220,455,614

LIABILITIES

Credit facility payable	$—	$55,500,000
Payable for open trades	5,813,944	—
Reimbursed underwriting costs payable to the Investment Adviser	2,475,000	—
Dividend payable	3,320,524	3,320,030
Accounts payable and accrued expenses	1,029,021	1,556,446
Management and incentive fees payable	1,084,996	274,657
Interest and facility fees payable	375,290	96,176
Interest payable to the Investment Adviser	51,725	—

Total liabilities	14,150,500	60,747,309

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY

Common stock, par value $.001 per share, 100,000,000 common shares authorized, 23,143,414 and 11,066,767 common shares issued and outstanding, respectively	23,144	11,067
Capital in excess of par value	341,019,042	159,602,706
Net unrealized appreciation on investments	4,795,994	230,947
Distributions less than (in excess of) net investment income	481,920	(136,415)

Total stockholders’ equity	346,320,100	159,708,305

Total liabilities and stockholders’ equity	$360,470,600	$220,455,614

NET ASSETS PER SHARE	$14.96	$14.43

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2005 (unaudited)

Company (1)	Industry	Investment	Interest (9)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets

Consumer Products - Non-Durable
Esselte Corporation	Office supply products manufacturer and distributor	Senior notes ($12,964,000 par due 3/2011)	7.63%	12/6/04	$11,846,983	$11,537,960	$0.89	(6)(7)

Reef Holdings, Inc.	Shoe designer, marketer and distributor	Senior secured loan ($17,500,000 par due 12/2009)	13.00% (Base Rate + 7.25%/Q)	12/21/04	17,500,000	17,500,000	$1.00	(2)
		Common stock (47,118 shares)		10/8/04	2,258,666	3,902,346	$82.82	(4)
		Warrants to purchase 27,043 shares		10/8/04	752,888	3,919,490	$144.94	(4)

Shoes for Crews, LLC	Safety footwear and slip-related mats manufacturer	Senior secured loan ($1,663,388 par due 7/2010)	6.75% (Base Rate + 2.00%/Q)	10/8/04	1,663,388	1,663,388	$1.00	(2)
		Senior secured revolving loan ($333,333 par due 7/2010)	6.75% (Base Rate + 2.00%/Q)	10/8/04	334,617	334,617	$1.00

Tumi Holdings, Inc.	Branded luggage designer, marketer and distributor	Senior secured loan ($5,000,000 par due 12/2013)	6.34% (Libor + 3.25%/Q)	3/14/05	2,500,000	2,500,000	$1.00	(2)
		Senior subordinated loan ($12,553,819 par due 12/2014)	14.09% (Libor + 6.00% cash, 5.00% PIK/Q)	3/14/05	12,553,819	12,553,819	$1.00	(2) (3)

					$49,410,361	$53,911,620			15.57%

Manufacturing
Qualitor, Inc.	Automotive aftermarket components supplier	Senior secured loan ($847,059 par due 12/2009)	6.77% (Libor + 4.00%/M)	12/29/04	$847,059	$847,059	$1.00	(2)
		Senior secured loan ($1,147,941 par due 12/2009)	8.25% (Base Rate + 2.75%/M)	12/29/04	1,147,941	1,147,941	$1.00	(2)
		Junior secured loan ($5,000,000 par due 6/2012)	11.25% (Base Rate + 5.75%/M)	12/29/04	5,000,000	5,000,000	$1.00	(2)

Reflexite Corporation	Developer and manufacturer of high visibility reflective products	Senior subordinated loan ($10,075,917 par due 12/2011)	11.00% cash, 3.00% PIK	12/30/04	10,075,917	10,075,917	$1.00	(2) (3)

Universal Trailer Corporation	Livestock and specialty trailer manufacturer	Senior secured loan ($1,800,002 par due 3/2007)	9.25% (Base Rate + 3.50%/M)	10/8/04	1,809,899	1,809,899	$1.01
		Senior secured loan ($214 par due 3/2007)	7.34% (Libor + 4.25%/M)	10/8/04	215	215	$1.00
		Senior secured revolving loan ($1,200,000 par due 3/2007)	9.75% (Base Rate + 4.00%/M)	2/9/05	1,200,000	1,200,000	$1.00
		Senior subordinated loan ($7,500,000 par due 9/2008)	13.50%	10/8/04	7,526,624	7,528,880	$1.00
		Common stock (50,000 shares)		10/8/04	6,424,645	6,424,645	$128.49	(4) (5)
		Warrants to purchase 22,208 shares		10/8/04	1,505,776	1,505,776	$67.80	(4)

Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan ($4,000,000 par due 4/2010)	9.75% (Base Rate + 4.00%/Q)	3/28/05	4,000,000	4,000,000	$1.00
		Senior secured loan ($6,000,000 par due 10/2010)	14.25% (Base Rate + 8.50%/Q)	3/28/05	6,000,000	6,000,000	$1.00

					$45,538,076	$45,540,332			13.15%

Services - Other
Billing Concepts, Inc.	Billing clearinghouse services	Senior secured loan ($7,500,000 par due 12/2005)	12.25% (Base Rate + 6.50%/Q)	10/8/04	$7,531,505	$7,531,505	$1.00
		Senior subordinated loan ($5,264,031 par due 6/2008)	14.00% cash, 4.00% PIK	10/8/04	5,281,994	5,283,903	$1.00	(2)(3)
		Common stock (1,100 shares)		10/8/04	150,578	150,578	$136.89	(4)

Diversified Collection Services, Inc.	Collections services	Senior secured loan ($6,743,333 par due 2/2011)	6.99% (Libor + 4.00%/Q)	2/4/04	6,743,333	6,743,333	$1.00	(2)
		Senior secured loan ($128,333 par due 2/2011)	6.77% (Libor + 4.00%/Q)	2/4/04	128,333	128,333	$1.00	(2)
		Senior secured loan ($8,500,000 par due 8/2011)	8.99% (Libor + 6.00%/Q)	10/8/04	8,500,000	8,500,000	$1.00	(2)
		Preferred stock (114,004 shares)		10/8/04	295,270	295,270	$2.59	(4)

					$28,631,013	$28,632,922			8.27%

Forest Products/ Containers-Packaging
FlexSol Packaging Corporation	Manufacturer of value-added plastic and flexible packaging	Senior secured loan ($987,500 par due 12/2012)	6.10% (Libor + 3.25%/M)	12/7/04	$987,500	$987,500	$1.00	(2)
		Junior secured loan ($2,000,000 par due 12/2012)	9.85% (Libor + 7.00%/M)	12/7/04	2,000,000	2,000,000	$1.00	(2)

York Label Holdings, Inc.	Consumer product labels manufacturer	Senior subordinated loan ($9,999,474 par due 2/2010)	10.00% cash, 4.00% PIK	11/3/04	10,035,430	10,037,597	$1.00	(2) (3)
		Preferred stock (650 shares)	10.00%	11/3/04	3,471,746	3,471,746	$5,341.15	(3)
		Warrants to purchase 156,000 shares		11/3/04	5,320,408	5,320,408	$34.11	(4)

					$21,815,084	$21,817,251			6.30%

See accompanying notes to consolidated financial statements.

Company (1)	Industry	Investment	Interest (9)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets

Environmental Services
Mactec, Inc.	Engineering and environmental consulting services	Common stock (186 shares)		11/3/04	$—	$—	$0.00	(4)

United Site Services, Inc.	Portable restroom and site services	Junior secured loan ($10,000,000 par due 6/2010)	10.92% (Libor + 8.00%/Q)	12/2/04	9,952,177	10,000,000	$1.00	(2)
		Senior subordinated loan ($8,501,994 par due 12/2010)	12.00% cash, 4.00% PIK	10/8/04	8,652,396	8,658,025	$1.02	(3)
		Common stock (216,795 shares)		10/8/04	1,353,851	1,353,851	$6.24	(4)

					$19,958,424	$20,011,876			5.78%

Information Technology
PHNS, Inc.	Information technology and business process outsourcing	Senior subordinated loan ($16,000,000 par due 11/2011)	11.50% cash, 2.25% PIK	11/1/04	$15,768,603	$16,000,000	$1.00	(3)

					$15,768,603	$16,000,000			4.62%

Energy - Service & Equipment
Mechanical Dynamics & Analysis	Steam power generator repair services	Senior subordinated loan ($10,742,766 par due 3/2010)	13.00% cash, 5.00% PIK	10/8/04	$10,825,661	$10,827,840	$1.01	(2) (3)
		Warrants to purchase 4,067 shares		10/8/04	150,578	150,578	$37.02	(4)

					$10,976,239	$10,978,418			3.17%

Housing - Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,169,423 par due 3/2011)	10.00% cash, 5.00% PIK	10/8/04	$8,233,106	$8,234,528	$1.01	(2) (3)
		Common stock (2,743 shares)		10/8/04	752,888	752,888	$274.48	(4)
		Warrants to purchase 4,464 shares		10/8/04	652,503	652,503	$146.17	(4)

					$9,638,497	$9,639,919			2.78%
Aerospace
Thermal Solutions LLC	Thermal management and electronics packaging manufacturer	Senior secured loan ($2,151,000 par due 3/2010)	8.50% (Base Rate + 2.75%/Q)	3/28/05	$2,151,000	$2,151,000	$1.00	(2)
		Senior secured loan ($3,849,000 par due 3/2011)	9.75% (Base Rate + 4.00%/Q)	3/28/05	3,849,000	3,849,000	$1.00	(2)
		Senior subordinated loan ($3,000,000 par due 3/2012)	11.50% cash, 2.75% PIK	3/28/05	3,000,047	3,000,000	$1.00	(2) (3)
		Preferred stock (29,400 shares)		3/28/05	294,000	294,000	$10.00	(4)
		Common stock (600,000 shares)		3/28/05	6,000	6,000	$0.01	(4)

					$9,300,047	$9,300,000			2.69%

Consumer Products - Durable
Berkline/Benchcraft Holdings LLC	Furniture manufacturer and distributor	Junior secured loan ($5,000,000 par due 5/2012)	11.02% (Libor + 8.00%/Q)	11/3/04	$5,000,000	$5,000,000	$1.00	(2)
		Preferred stock (2,536 shares)		10/8/04	1,046,343	1,046,343	$412.60	(4)
		Warrants to purchase 483,020 shares		10/8/04	2,752,559	2,752,559	$5.70	(4)

					$8,798,902	$8,798,902			2.54%

Financial
Foxe Basin CLO 2003, Ltd.	Collateralized debt obligation	Preference shares (3,000 shares)		10/8/04	2,975,521	2,975,521	$991.84	(7) (8)

Hudson Straits CLO 2004, Ltd.	Collateralized debt obligation	Preference shares (750 shares)		10/8/04	752,888	752,888	$1,003.85	(7) (8)

MINCS-Glace Bay, Ltd.	Collateralized debt obligation	Secured notes ($4,500,000 par due 7/2014)	6.63% (Libor + 5.00%/Q)	10/8/04	4,517,328	4,517,328	$1.00	(7) (8)

					$8,245,737	$8,245,737			2.38%

Healthcare - Medical Products
Aircast, Inc.	Manufacturer of orthopedic braces, supports and vascular systems	Senior secured loan ($1,454,318 par due 12/2010)	5.70% (Libor + 2.75%/Q)	12/21/04	$1,454,318	$1,454,318	$1.00	(2)
		Junior secured loan ($1,000,000 par due 6/2011)	9.95% (Libor + 7.00%/Q)	12/21/04	1,000,000	1,000,000	$1.00	(2)

					2,454,318	2,454,318			0.71%

Total					$230,535,301	$235,331,295

See accompanying notes to consolidated financial statements.

(1) We do not “Control” any of our portfolio companies, as defined in the Investment Company Act of 1940.  In general, under the 1940 Act, we would “Control” a portfolio company if we owned 25% or more of its voting securities.  Additionally, with the exception of our investment in Esselte Corporation, all of our portfolio company investments are subject to legal restriction on sales.  As of March 31, 2005, the Company held $223,793,335 in restricted securities, which represented 65% of the Company’s net assets.

(2) Pledged as collateral for the credit facility payable (see Note 7).

(3) Has a payment-in-kind interest feature (see Note 2).

(4) Non-income producing at March 31, 2005.

(5) As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the period from January 1, 2005 through March 31, 2005, for this portfolio company there were total purchases of $1,200,000, a redemption of $164,555 (cost), interest income of $310,593, other income of $125,842 and net realized losses of $150.

(6) Principal amount denominated in Euros has been translated into U.S. dollars (see Note 2).

(7) Non-U.S. company or principal place of business outside the U.S.

(8) Non-registered investment company.

(9) A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either Libor or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset quarerly (Q) or monthly (M).  For each such loan, we have provided the current interest rate in effect at March 31, 2005.

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2004

Company (1)	Industry	Investment	Interest (9)		Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets

Manufacturing
Qualitor, Inc.	Automotive aftermarket components supplier	Senior secured loan ($2,000,000 par due 12/2009)	8.00% (Base Rate + 2.75%/M)		12/29/04	$2,000,000	$2,000,000	$1.00	(2)
		Junior secured loan ($5,000,000 par due 6/2012)	11.00% (Base Rate + 5.75%/M)		12/29/04	5,000,000	5,000,000	$1.00	(2)

Reflexite Corporation	Developer and manufacturer of high visibility reflective products	Senior subordinated loan ($10,000,833 par due 12/2011)	11.00% cash, 3.00% PIK		12/30/04	10,000,833	10,000,833	$1.00	(2) (3)

Universal Trailer Corporation	Livestock and specialty trailer manufacturer	Senior secured loan ($1,963,872 par due 3/2007)	6.42% (Libor + 4.00%/M)	(10)	10/8/04	1,974,665	1,974,665	$1.01
		Senior subordinated loan ($7,500,000 par due 9/2008)	13.50%		10/8/04	7,527,808	7,528,880	$1.00
		Common stock (50,000 shares)			10/8/04	6,424,645	6,424,645	$128.49	(4) (5)
		Warrants to purchase 22,208 shares			10/8/04	1,505,776	1,505,776	$67.80	(4)

						$34,433,727	$34,434,799			9.94%

Consumer Products - Non-Durable
Esselte Corporation	Office supply products manufacturer and distributor	Senior notes ($6,777,000 par due 3/2011)	7.63%		12/6/04	$6,060,352	$5,997,645	$0.89	(6) (7)

Reef Holdings, Inc.	Shoe designer, marketer and distributor	Senior secured loan ($17,500,000 par due 12/2009)	12.50% (Base Rate + 7.25%/Q)		12/21/04	17,500,000	17,500,000	$1.00	(2)
		Common stock (47,118 shares)			10/8/04	2,258,666	2,258,666	$47.94	(4)
		Warrants to purchase 27,043 shares			10/8/04	752,888	752,888	$27.84	(4)

Shoes for Crews, LLC	Safety footwear and slip-related mats manufacturer	Senior secured loan ($1,721,154 par due 7/2010)	6.75% (Base Rate + 2.00%/Q)		10/8/04	1,731,282	1,731,282	$1.01	(2)
		Senior secured revolving loan ($333,333 par due 7/2010)	6.75% (Base Rate + 2.00%/Q)		10/8/04	334,617	334,617	$1.00

						$28,637,805	$28,575,098			8.25%

Services - Other
Billing Concepts, Inc.	Billing clearinghouse services	Senior secured loan ($10,000,000 par due 12/2005)	10.63% (Libor + 8.50%/Q)		10/8/04	$10,042,007	$10,042,007	$1.00
		Senior subordinated loan ($5,212,619 par due 6/2008)	14.00% cash, 4.00% PIK		10/8/04	5,231,589	5,232,490	$1.00	(2) (3)
		Common stock (1,100 shares)			10/8/04	150,578	150,578	$136.89	(4)

Diversified Collection Services, Inc.	Collections services	Senior secured loan ($4,017,391 par due 1/2009)	6.02% (Libor + 4.00%/Q)		10/8/04	4,036,107	4,036,107	$1.00	(2)
		Senior subordinated loan ($2,052,321 par due 7/2010)	12.00% cash, 3.75% PIK		10/8/04	2,059,964	2,060,150	$1.00	(2) (3)
		Preferred stock (114,004 shares)			10/8/04	483,709	483,709	$4.24	(4)

						$22,003,954	$22,005,041			6.35%

Forest Products/ Containers-Packaging
FlexSol Packaging Corporation	Manufacturer of value-added plastic and flexible packaging	Senior secured loan ($1,000,000 par due 12/2012)	5.78% (Libor + 3.25%/Q)		12/7/04	$1,000,000	$1,000,000	$1.00	(2)
		Junior secured loan ($2,000,000 par due 12/2012)	9.53% (Libor + 7.00%/Q)		12/7/04	2,000,000	2,000,000	$1.00	(2)

York Label Holdings, Inc.	Consumer product labels manufacturer	Senior subordinated loan ($9,897,956 par due 2/2010)	10.00% cash, 4.00% PIK		11/3/04	9,934,660	9,935,689	$1.00	(2) (3)
		Preferred stock (650 shares)	10.00%		11/3/04	3,387,069	3,387,069	$5,210.88	(3)
		Warrants to purchase 156,000 shares			11/3/04	5,320,408	5,320,408	$34.11	(4)

						$21,642,137	$21,643,166			6.25%

Environmental Services
Mactec, Inc.	Engineering and environmental consulting services	Common stock (186 shares)			11/3/04	$—	$—	$0.00	(4)

United Site Services, Inc.	Portable restroom and site services	Junior secured loan ($10,000,000 par due 6/2010)	10.41% (Libor + 8.00%/Q)		12/2/04	9,950,512	10,000,000	$1.00	(2)
		Senior subordinated loan ($8,456,734 par due 12/2010)	12.00% cash, 4.00% PIK		10/8/04	8,571,374	8,574,034	$1.01	(3)
		Common stock (216,795 shares)			10/8/04	1,353,851	1,353,851	$6.24	(4)

						$19,875,737	$19,927,885			5.75%

See accompanying notes to consolidated financial statements.

Company (1)	Industry	Investment	Interest (9)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets

Information Technology
PHNS, Inc.	Information technology and business process outsourcing	Senior subordinated loan ($16,000,000 par due 11/2011)	11.50% cash, 2.25% PIK	11/1/04	$15,763,394	$16,000,000	$1.00	(3)

					$15,763,394	$16,000,000			4.62%

Energy - Service & Equipment
Mechanical Dynamics & Analysis	Steam power generator repair services	Senior subordinated loan ($10,654,348 par due 3/2010)	13.00% cash, 5.00% PIK	10/8/04	$10,693,629	$10,694,664	$1.00	(2) (3)
		Warrants to purchase 4,067 shares		10/8/04	150,578	150,578	$37.02	(4)

					$10,844,207	$10,845,242			3.13%

Housing - Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,112,135 par due 3/2011)	10.00% cash, 5.00% PIK	10/8/04	$8,142,178	$8,142,855	$1.00	(3)
		Common stock (2,743 shares)		10/8/04	752,888	752,888	$274.48	(4)
		Warrants to purchase 4,464 shares		10/8/04	652,503	652,503	$146.17	(4)

					$9,547,569	$9,548,246			2.76%

Consumer Products - Durable
Berkline/Benchcraft Holdings LLC	Furniture manufacturer and distributor	Junior secured loan ($5,000,000 par due 5/2012)	10.50% (Libor + 8.00%/Q)	11/3/04	$5,000,000	$5,000,000	$1.00	(2)
		Preferred stock (2,536 shares)		10/8/04	1,046,343	1,046,343	$412.60	(4)
		Warrants to purchase 483,020 shares		10/8/04	2,752,559	2,752,559	$5.70	(4)

					$8,798,902	$8,798,902			2.54%

Financial
Foxe Basin CLO 2003, Ltd.	Collateralized debt obligation	Preference shares (3,000 shares)		10/8/04	$3,011,552	$3,011,552	$1,003.85	(7) (8)

Hudson Straits CLO 2004, Ltd.	Collateralized debt obligation	Preference shares (750 shares)		10/8/04	752,888	752,888	$1,003.85	(7) (8)

MINCS-Glace Bay, Ltd.	Collateralized debt obligation	Secured notes ($4,500,000 par due 7/2014)	6.63% (Libor + 5.00%/Q)	10/8/04	4,517,328	4,517,328	$1.00	(7) (8)

					$8,281,768	$8,281,768			2.39%

Healthcare - Medical Products
Aircast, Inc.	Manufacturer of orthopedic braces, supports and vascular systems	Senior secured loan ($1,500,000 par due 12/2010)	5.19% (Libor + 2.75%/Q)	12/21/04	$1,500,000	$1,500,000	$1.00	(2)
		Junior secured loan ($1,000,000 par due 6/2011)	9.44% (Libor + 7.00%/Q)	12/21/04	1,000,000	1,000,000	$1.00	(2)

					2,500,000	2,500,000			0.72%

Total					$182,329,200	$182,560,147

(1) We do not “Control” any of our portfolio companies, as defined in the Investment Company Act of 1940.  In general, under the 1940 Act, we would “Control” a portfolio company if we owned 25% or more of its voting securities.  Additionally, with the exception of our investment in Esselte, all of our  portfolio company investments are subject to legal restriction on sales.  As of December 31, 2004, the Company held $176,562,502 in restricted securities, which represented 111% of the Company’s net assets.

(2) Pledged as collateral for the credit facility payable (see Note 7).

(3) Has a payment-in-kind interest feature (see Note 2).

(4) Non-income producing at December 31, 2004.

(5) As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the period from June 23, 2004 through December 31, 2004, for this portfolio company there were total purchases of $17,598,522, a redemption of $164,555 (cost), interest income of $285,059, other income of $5,833 and net realized losses of $899.

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

ARES CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

For the Quarter Ended March 31, 2005 (unaudited)

INVESTMENT INCOME:
From non-control/non-affiliate investments:
Interest from investments	$4,920,655
Interest from cash & cash equivalents	30,356
Capital structuring service fees	303,750
Other income	59,396
Total investment income from non-control/non-affiliate investments	5,314,157

From affiliate investments:
Interest from investments	310,593
Other income	125,842
Total investment income from affiliate investments	436,435

Total investment income	5,750,592

EXPENSES:
Management and incentive fees	1,084,996
Administrative	233,272
Professional fees	164,994
Directors fees	72,165
Insurance	142,813
Interest and credit facility fees	375,290
Interest payable to the Investment Adviser	51,725
Amortization of debt issuance costs	65,690
Other	29,818
Total expenses	2,220,763

NET INVESTMENT INCOME	3,529,829

REALIZED AND UNREALIZED GAIN ON INVESTMENTS:
Net realized gains (losses):
Net realized gains from non-control/non-affiliate investment transactions	409,180
Net realized loss from affiliate investment transactions	(150)
Net realized gains from investment transactions	409,030

Net unrealized gain (loss):
Investment transactions from non-control/non-affiliate investments	4,566,231
Investment transactions from affiliate investments	(1,184)
Net unrealized gains from investment transactions	4,565,047

Net realized and unrealized gain on investments	4,974,077

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$8,503,906

BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 4)	$0.69

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 4)	12,275,457

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Quarter Ended March 31, 2005 (unaudited)

	Common Stock		Capital in Excess of Par Value	Distributions Less Than (in Excess of) Net Investment income	Accumulated Net Realized Gain on Sale of Investments	Net Unrealized Appreciation (Depreciation) of Investments	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2005	11,066,767	$11,067	$159,602,706	$(136,415)	$—	$230,947	$159,708,305

Shares issued in connection with dividend reinvestment plan	1,647	2	31,996				31,998

Issuance of common stock from secondary offering (net of offering and underwriting costs)	12,075,000	12,075	183,859,340	—	—	—	183,871,415

Reimbursement of underwriting costs paid by the Investment Adviser (see Note 9)	—	—	(2,475,000)				(2,475,000)

Net increase in stockholders’ equity resulting from operations	—	—	—	3,529,829	409,030	4,565,047	8,503,906

Dividend declared ($0.30 per share)	—	—	—	(2,911,494)	(409,030)	—	(3,320,524)

Balance at March 31, 2005	23,143,414	$23,144	$341,019,042	$481,920	$0	$4,795,994	$346,320,100

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Quarter Ended March 31, 2005 (unaudited)

OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$8,503,906
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Realized gain on investment transactions	(409,030)
Unrealized loss on investment transactions	(4,565,047)
Net amortization of premium on securities	1,348
Increase in accrued payment-in-kind dividends and interest	(688,839)
Amortization of debt issuance costs	65,690
Proceeds from sale and redemption of investments	15,824,788
Purchases of investments	(50,972,688)
Changes in operating assets and liabilities:
Interest receivable	(761,438)
Other assets	104,969
Accounts payable and accrued expenses	(527,425)
Management and incentive fees payable	810,339
Interest and facility fees payable	279,114
Interest payable to the Investment Adviser	51,725

Net cash used in operating activities	(32,282,588)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	183,871,415
Borrowings on credit facility payable	(55,500,000)
Dividends paid in cash	(3,288,032)

Net cash provided by financing activities	125,083,383

CHANGE IN CASH AND CASH EQUIVALENTS	92,800,795

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,806,160

CASH AND CASH EQUIVALENTS, END OF PERIOD	$119,606,955

Supplemental Information:
Interest paid during the period	$60,531
Dividends declared during the period	$3,320,524

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2005 (unaudited)

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

On October 8, 2004, we completed our initial public offering (the “IPO”) of 11,000,000 shares at a price of $15.00 per share, less an underwriting discount and commissions totaling $0.675 per share of which $0.225 was paid on our behalf by our investment adviser (see Note 9).  On the same date, we commenced substantial investment operations.

We are externally managed by Ares Capital Management LLC (the “Investment Adviser”), an affiliate of Ares Management LLC, an independent Los Angeles based firm that manages investment funds.  Ares Technical Administration LLC (“Ares Administration”), an affiliate of Ares Management LLC, provides the administrative services necessary for us to operate.

Interim financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2005.

2.                                      SIGNIFICANT ACCOUNTING POLICIES

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

Payment in Kind Interest

The Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision.  The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income.  To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash.  For the quarter ended March 31, 2005, $688,839 in PIK income was recorded.

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

Foreign Currency Translation

The Company’s books and records are maintained in U.S. dollars.  Any foreign currency amounts are translated into U.S. dollars on the following basis:

(1)          Market value of investment securities, other assets and liabilities – at the exchange rates prevailing at the end of the day.

(2)          Purchases and sales of investment securities, income and expenses – at the rates of exchange prevailing on the respective dates of such transactions.

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

Secondary Offering Expenses

The offering costs were charged against the proceeds from the Secondary Offering (as defined in Note 10) when received and were approximately $635,000 (see Note 10).

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

3.                                      AGREEMENTS

The Company has entered into an investment advisory agreement (the “Advisory Agreement”) with the Investment Adviser under which the Investment Adviser, subject to the overall supervision of our board of directors, provides investment advisory services to ARCC. For providing these services, the Investment Adviser receives a fee from us, consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.5% of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds).  For services rendered under the Advisory Agreement during the period commencing from October 8, 2004 through and including December 31, 2004, the base management fee is payable monthly in arrears.  For services rendered under the Advisory Agreement after that time, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters.

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

These calculations are adjusted for any share issuances or repurchases during the quarter.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), commencing with the calendar year ending on December 31, 2004, and equals 20% of our realized capital gains for the calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation for such year.

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

For the quarter ended March 31, 2005, we incurred $814,712 in base management fees and $270,284 in incentive fees.   As of March 31, 2005, the entire amount was unpaid and included in management and incentive fees payable in the accompanying consolidated balance sheet.

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

For the quarter ended March 31, 2005, we incurred $233,272 in administrative fees.  As of March 31, 2005, the entire amount was unpaid and included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

4.             EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share resulting from January 1, 2005 through March 31, 2005:

Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	$8,503,906

Denominator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	$12,275,457

Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$0.69

5.             INVESTMENTS

For the quarter ended March 31, 2005, the Company purchased (A) $35.2 million aggregate principal amount of senior term debt, (B) $15.6 million aggregate principal amount of senior subordinated debt, (C) $5.8 million aggregate principal amount of senior notes and (D) $0.3 million of investments in equity securities.

In addition, (A) $7.0 million aggregate principal amount of senior term debt and (B) $2.1 million aggregate principal amount of senior subordinated debt were redeemed, and  (C) $0.2 million of investments in equity securities were sold.

As of March 31, 2005, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$119,606,955	$119,606,955
Senior term debt	91,300,285	91,348,109
Senior notes	11,846,983	11,537,960
Senior subordinated debt	91,953,597	92,200,509
Collateralized debt obligations	8,245,737	8,245,737
Equity securities	27,188,699	31,998,980
Total	$350,142,256	$354,938,250

As of December 31, 2004, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$26,806,160	$26,806,160
Senior term debt	63,069,190	63,118,678
Senior notes	6,060,352	5,997,645
Senior subordinated debt	77,925,429	78,169,595
Collateralized debt obligations	8,281,768	8,281,768
Equity securities	26,992,461	26,992,461
Total	$209,135,360	$209,366,307

6.             COMMITMENTS AND CONTINGENCIES

As of March 31, 2005, the Company had committed to make a total of approximately $11.7 million of investments in various revolving senior secured loans.  As of March 31, 2005, $10.1 million was unfunded.

7.             CREDIT FACILITY PAYABLE

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.  On October 29, 2004, we formed Ares Capital CP Funding LLC (“Ares Capital CP”), a wholly-owned subsidiary of the Company, through which we established a revolving credit facility (the “Facility”). On November 3, 2004 (the “Facility Effective Date”), the Company entered into the Facility that allows Ares Capital CP to issue up to $150.0 million of variable funding certificates (“VFC”).  As part of the Facility, we are subject to limitations as to how borrowed funds may be used including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of VFC that we may issue from time to time.  There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early amortization of the Facility and limit further advances under the Facility and in some cases could be an event of default.  Such limitations, requirements, and associated defined terms are as provided for in the documents governing the Facility.  As of March 31, 2005 there was zero balance outstanding under the Facility and the Company continues to be in compliance with all of the limitations and requirements of the Facility.

The interest charged on the VFC is based on the commercial paper rate plus 1.25% and is payable quarterly.  As of March 31, 2005, the commercial paper rate was 2.7371%.   The average interest rate during the quarter ended March 31, 2005 was 3.78% and the average outstanding balance was $34,444,444.  For the quarter ended March 31, 2005, the interest expense incurred was $324,734.   Cash paid for interest during the period was $60,531.

The Facility expires on November 3, 2005 unless extended prior to such date for an additional 364-day period with the consent of the lender.  If the Facility is not extended, any principal amounts then outstanding will be amortized over a 24-month period through a termination date of November 3, 2007.  Under the terms of the Facility, we were required to pay a one-time 0.25% structuring fee and a 0.375% renewal fee on each of the two years following the closing date of the Facility.  Additionally, we are also required to pay a 0.175% commitment fee for any unused portion of the Facility.  For the quarter ended March 31, 2005, the commitment fee incurred was $50,556.

8.             DERIVATIVE INSTRUMENTS

As required by the Facility, we entered into a costless collar agreement in order to manage the exposure to changing interest rates related to the Company’s fixed rate investments.  The costless collar agreement is for a notional amount of $20 million, has a cap of 6.5%, a floor of 2.72% and matures in 2008.  The costless collar agreement allows us to receive an interest payment for any quarterly period when the 3-month LIBOR exceeds 6.5%, and requires us to pay an interest payment for any quarterly period when the 3-month LIBOR is less than 2.72%. The costless collar resets quarterly based on the 3-month LIBOR.  As of March 31, 2005, the 3-month LIBOR was 3.12%.  As of March 31, 2005 these derivatives had no fair value.

9.             RELATED PARTY TRANSACTIONS

Gross underwriting costs related to the IPO were $7,425,000 or $0.675 per share.  As a part of the IPO, the Investment Adviser, on our behalf, agreed to pay the underwriters $0.225 of the $0.675 per share in underwriting discount and commissions for a total of approximately $2.5 million.  We are obligated to repay this amount, together with accrued interest  (charged at the 3-month LIBOR plus 2% starting on October 8, 2004) (a) if during any four calendar quarter period ending on or after October 8, 2005 the sum of (i) the aggregate distributions, including return of capital, if any,  to the stockholders and (ii) the change in net assets (defined as total assets less indebtedness) equals or exceeds 7.0% of the net assets at the beginning of such period (as adjusted for any share issuances or repurchases) or (b) upon the Company’s liquidation.   On March 8, 2005, the Company’s board of directors approved entering into an amended and restated agreement with the Investment Adviser whereby the Company would be obligated to repay the Investment Adviser for the approximate $2.5 million only if the conditions for repayment referred to above were met before the third anniversary of the IPO.  If one or more such events do not occur on or before October 8, 2007, we will not be obligated to repay this amount to the Investment Adviser.

As of March 31, 2005 based on actual returns to date and the likelihood of future activity that may generate additional returns, management determined that the 7% return was probable and therefore recorded the liability payable to the Investment Adviser in the accompanying consolidated balance sheet.  Additionally, the Company also recognized the interest expense related to the amount payable to the Investment Adviser in the accompanying consolidated balance sheet and statement of operations.

In accordance with the Advisory Agreement, we bear all costs and expenses of the operation of the Company and reimburse the Investment Adviser for all such costs and expenses incurred in the operation of the Company.  For the quarter ended March 31, 2005, the Investment Adviser incurred such expenses totaling $10,692.  Accordingly, the Company has recorded a liability at March 31, 2005 to the Investment Adviser and it is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

As of March 31, 2005, Ares Management LLC, of which Ares Capital Management LLC is a wholly-owned subsidiary, owned 666,667 shares of the Company’s common stock representing approximately 2.9% of the total shares outstanding.

See Note 3 for a description of other related party transactions.

10.          STOCKHOLDERS’ EQUITY

On March 23, 2005, we completed a public secondary offering (the “Secondary Offering”) of 12,075,000 shares of common stock (including the underwriters’ overallotment of 1,575,000 shares) at $16.00 per share, less an underwriting discount and commissions totaling $0.72 per share.  Total proceeds received from the Secondary Offering, net of the underwriters’ discount and offering costs, were $183,871,415.

11.          DIVIDEND

For the quarter ended March 31, 2005, the Company declared a dividend on February 23, 2005 of $0.30 per share for a total of $3,320,524.  The record date was March 7, 2005 and the dividend was distributed on April 15, 2005.

12.          FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the quarter ended March 31, 2005:

Per Share Data:

Net asset value, beginning of period (1)	$14.43

Issuance of common stock	0.42
Effect of antidilution	(0.08)
Reimbursement of underwriting costs paid by the Investment Adviser (2)	(0.20)
Net investment income for period (2)	0.69
Net increase in stockholders’ equity resulting from operations	0.83

Distributions from net investment income	(0.26)
Distributions from net realized capital gains on securities	(0.04)
Total distributions to stockholders	(0.30)

Net asset value at end of period (1)	$14.96

Per share market value at end of period	$16.40
Total return based on market value (3)	(14.05)%
Total return based on net asset value (4)	4.77%
Shares outstanding at end of period	23,143,414

Ratio/Supplemental Data:
Net assets at end of period	$346,320,100
Ratio of operating expenses to average net assets (5)	4.34%
Ratio of net investment income to average net assets (5)	6.89%
Portfolio turnover rate (5)	19%

(1)   The net assets used equals the total stockholders’ equity on the consolidated balance sheets.

(2)   Weighted average basic per share data.

(3)   Total return based on market value equals the increase of the ending market value at March 31, 2005 of $16.40 per share over the ending market value at December 31, 2004 of $19.43, plus the declared dividend of $0.30 per share for holders of record on March 7, 2005, divided by the market value at December 31, 2004.  Total return based on market value is not annualized.

(4)   Total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.30 per share for holders of record on March 7, 2005, divided by the beginning net asset value during the period.  The calculation was adjusted for shares issued in connection with dividend reinvestment plan, the issuance of common stock in connection with the Secondary Offering, and the reimbursement of underwriting costs paid by the Investment Adviser.  Total return based on net asset value is not annualized.

(5)   The ratios reflect an annualized amount.

13.          IMPACT OF NEW ACCOUNTING STANDARDS

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

14.          SUBSEQUENT EVENTS

In April 2005, the Company entered into an amendment that increased the amount available for borrowing under the Facility from $150.0 million to $225.0 million.  As a part of the amendment to the agreement, the Company was required to pay a one-time structuring fee of 0.25% of the increased available amount equal to $187,500, and a 0.375% renewal fee on the new total available for borrowing amount.  In addition, the commitment fee required to be paid for any unused portion of the Facility was reduced to 0.11% until the earlier of (a) the date the total borrowings outstanding exceed $150.0 million or (b) October 3, 2005, after which the commitment fee will be 0.175%.

On March 19, 2005, Reef Holdings, Inc. (“Reef”) entered into a purchase and sale agreement with VF Corp whereby Reef agreed to be acquired by VF Corp.  While the transaction was not completed until April 14, 2005, our results for the quarter ended March 31, 2005 reflect an anticipated gain of $4.8 million on our investments in Reef as a part of the net unrealized gain on investments in the consolidated statement of operations.   Because the gain was not realized during the quarter, no incentive fee was payable with respect to the transaction for the quarter ended March 31, 2005.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this quarterly report.  In addition, some of the statements in this report constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Capital Corporation (the “Company,” “ARCC,” “we,” “us” and “our”). The forward-looking statements contained in this report involve risks and uncertainties, including statements as to:

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

• the timing of cash flows, if any, from the operations of our portfolio companies; and

• the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments.

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

OVERVIEW

                We are a closed-end, non-diversified management investment company incorporated in Maryland that is regulated as a business development company (a  “BDC”) under the Investment Company Act of 1940 (“1940 Act”). We were founded on April 16, 2004 and were initially funded on June 23, 2004.  On October 8, 2004, we completed our initial public offering (the “IPO”) of 11,000,000 common shares, raising net proceeds of $159.8 million.

                Our investment objectives are to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first and second lien senior loans and long-term mezzanine debt, which in some cases may include an equity component, and, to a lesser extent, in equity investments in private U.S. middle market companies.

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

PORTFOLIO AND INVESTMENT ACTIVITY

                For the quarter ended March 31, 2005, we issued five new commitments in an aggregate amount of  $93.6 million ($72.3 million to new portfolio companies and $21.3 million to existing portfolio companies). During the quarter ended March 31, 2005, we funded $55.6 million of such commitments ($34.3 million to new portfolio companies and $21.3 million to existing portfolio companies).  We have no further contractual obligations to any new or existing portfolio companies with respect to the difference between the $93.6 million of commitments issued and the $55.6 million actually funded. The weighted average yield of new debt funded in connection with such investments is approximately 10.5% (computed as (a) annual stated interest rate earned plus the net annual amortization of original issue discount and market discount earned on accruing loans and debt securities, divided by (b) total loans and debt securities at fair value).

                For the quarter ended March 31, 2005, the Company purchased (A) $35.2 million aggregate principal amount of senior term debt, (B) $15.6 million aggregate principal amount of senior subordinated debt, (C) $5.8 million aggregate principal amount of senior notes and (D) $0.3 million of investments in equity securities.  During the same period, (A) $7.0 million aggregate principal amount of senior term debt and (B) $2.1 million aggregate principal amount of senior subordinated debt were redeemed, and (C) $0.2 million of investments in equity securities were sold.  As of March 31, 2005, the Company held investments in 23 portfolio companies.

                The Investment Adviser employs an investment rating system to categorize our investments.  In addition to various risk management and monitoring tools, we grade all loans on a scale of 1 to 4 no less than quarterly. This system is intended to reflect the performance of the borrower’s business, the collateral coverage of the loans and other factors considered relevant.   Under this system, loans with a grade of 4 involve the least amount of risk in our portfolio.  The borrower is performing above expectations and the trends and risk factors are generally favorable. Loans graded 3 involve a level of risk that is similar to the risk at the time of origination. The borrower is performing as expected and the risk factors are neutral to favorable. All new loans are initially graded 3. Loans graded 2 involve a borrower performing below expectations and indicates that the loan’s risk has increased materially since origination. The borrower is generally out of compliance with debt covenants, however, loan payments are generally not more than 120 days past due. For loans graded 2, we increase procedures to monitor the borrower. A loan grade of 1 indicates that the borrower is performing materially below expectations and that the loan risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans graded 1 are not anticipated to be repaid in full.

As of March 31, 2005, the weighted average investment grade of the debt in our portfolio is 3.2 and the weighted average yield of such debt is approximately 12.22% (computed as (a) annual stated interest rate earned plus the net annual amortization of original issue discount and market discount earned on accruing loans and debt securities, divided by (b) total loans and debt securities at fair value).   At March 31, 2005, the cost and fair value of loans include the investments in collateralized debt obligations and income producing preferred stock and the yield earned on these investments is included in interest income.  The weighted average yield is computed as of the balance sheet date.

RESULTS OF OPERATIONS

                We were incorporated on April 16, 2004 and commenced material operations in October 2004. Therefore, there is no comparable period from the prior year with which to compare the results of operations for the three months ended March 31, 2005.

For the quarter ended March 31, 2005

 Operating results for the three months ended March 31, 2005 are as follows:

Operating Income	$5,750,592
Operating Expenses	2,220,763
Net Operating Income	3,529,829

Net Realized Gain	409,030
Net Unrealized Gain	4,565,047

Net Increase in Stockholders’ Equity Resulting From Operations	$8,503,906

Operating Income

                Total operating income for the period consisted of approximately $5.2 million in interest income from investments, $30,000 in interest income from cash and cash equivalents, $304,000 in capital structuring service fees from the closing of newly originated loans, and $185,000 in facility fees and other income.  Of the approximately $5.2 million in interest income from investments, non-cash PIK interest income was $689,000.

Operating Expenses

                Total operating expenses for the period consisted of approximately $815,000 in base management fees, $270,000 in incentive management fees, $233,000 in general and administrative expenses, $165,000 in professional fees, $72,000 for director fees, $143,000 in insurance expenses, $375,000 in interest expense and facility fees, $52,000 in interest expense payable to the Investment Adviser (related to underwriting costs payable to the Investment Adviser), $66,000 in amortization of debt issuance cost and $30,000 in other expenses.

Net Unrealized Appreciation on Investments

                For the quarter ended March 31, 2005, the Company’s investments had an increase in net unrealized appreciation of $4.6 million.  The net unrealized appreciation was attributable primarily to a $4.8 million  anticipated gain under a purchase and sale agreement that was entered into on March 19, 2005 pursuant to which one of our portfolio companies agreed to be sold. While the transaction was not completed until April 14, 2005, we reflected an anticipated gain of $4.8 million as part of the net unrealized gain on investments.  Because the gain was not realized during the quarter, no incentive fee was payable with respect to the transaction for the quarter ended March 31, 2005.

Net Realized Gains/Losses

                During the quarter ended March 31, 2005, the Company had $9.7 million of sales and repayments resulting in $409,000 of net realized gains.

Net Increase in Stockholders’ Equity Resulting From Operations

                Net increase in stockholders’ equity resulting from operations for the period was approximately $8.5 million.  Based on the weighted average shares outstanding during the quarter ended March 31, 2005, our net increase in stockholders’ equity resulting from operations per common share was $0.69.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

                On March 23, 2005, we completed a secondary public offering (the “Secondary Offering”) of 12,075,000 shares of common stock (including the underwriters’ overallotment of 1,575,000 common shares) at $16.00 per share, less an underwriting discount and commissions totaling $.72 per share.  We received approximately $183.9 million in proceeds net of underwriting and offering costs.

       A portion of the proceeds from the Secondary Offering was used to repay outstanding indebtedness under our credit facility (the “Facility”).  The remaining unused portion of the proceeds from the Secondary Offering will be used to fund investments in portfolio companies in accordance with our investment objectives and strategies.

                As of March 31, 2005 and December 31, 2005, the fair value of investments and cash and cash equivalents, and the outstanding borrowings under the Facility were as follows:

	March 31, 2005	December 31, 2004
Cash and cash equivalents	$119,606,955	$26,806,160
Senior term debt	91,348,109	63,118,678
Senior notes	11,537,960	5,997,645
Senior subordinated debt	92,200,509	78,169,595
Collateralized debt obligations	8,245,737	8,281,768
Equity securities	31,998,980	26,992,461
Total	$354,938,250	$209,366,307

Outstanding borrowings	$—	$55,500,000

                In April 2005, the Company entered into an amendment that increased the available amount for borrowing under the Facility from $150.0 million to $225.0 million (see Note 7 to the consolidated financial statements for more detail of the Facility arrangement).  As of March 31, 2005, there was no outstanding principal balance under the Facility.  The Facility expires on November 3, 2005 unless extended prior to such date for an additional 364-day period with the consent of the lender.  We anticipate borrowing funds to obtain additional capital.

OFF BALANCE SHEET ARRANGEMENTS

       As of March 31, 2005, the Company had committed to make a total of approximately $11.7 million of investments in various revolving senior secured loans.  As of March 31, 2005, $10.1 million was unfunded.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.  We are also subject to foreign currency risk as certain of our investments are denominated in Eurodollars.

Interest Rate Risk

As of March 31, 2005, approximately 39% of the investments in our portfolio were at fixed rates while approximately 46% were at variable rates.  In addition, the Facility is a variable rate borrowing facility.

To illustrate the potential impact of changes in interest rates, we have performed the following analysis based on our March 31, 2005 balance sheet and assuming no changes in our investment and borrowing structure.  Under this analysis, a 100 basis point increase in the various base rates would result in an increase in interest income of approximately $983,000 over the next 12 months.  A 100 basis point decrease in the various base rates would result in a decrease in interest income of approximately $983,000 over the next 12 months.

On January 7, 2005, we entered into a costless collar agreement in order to manage the exposure to changing interest rates related to the Company’s fixed rate investments.  The costless collar agreement was for a notional amount of $20 million, has a cap of 6.5%, a floor of 2.72% and matures in 2008.  The costless collar agreement allows us to receive an interest payment when the 3-month LIBOR exceeds 6.5% and obligates us to pay an interest payment when the 3-month LIBOR is less than 2.72%.  The costless collar resets quarterly based on the 3-month LIBOR.  As of March 31, 2005, the 3-month LIBOR was 3.12%.  As of March 31, 2005, these derivatives had no fair value.

While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

Portfolio Valuation

We carry our investments at fair value, as determined by our board of directors in good faith based on the input of our investment adviser and audit committee and, where appropriate, an independent valuation firm.  Investments for which market quotations are readily available are valued at such market quotations.  Debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our board of directors.  The types of factors that we may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

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

Foreign Currency Risk

As of March 31, 2005, our investment portfolio consisted of 95.1% of investments denominated in U.S. dollars and 4.9% of investments denominated in Eurodollars.  We may hedge against foreign exchange rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts.  For the quarter ended March 31, 2005, we did not engage in any foreign currency hedging activities.

Item 4.  Controls and Procedures.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  —  OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a defendant in any pending legal proceeding, and no such proceedings are known to be contemplated.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any securities during the period covered in this report that were not registered under the Securities Act.

We did not repurchase any shares issued during the period covered in this report.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

EXHIBIT INDEX

Number	Description
3.1	Articles of Amendment and Restatement (1)
3.2	Amended and Restated Bylaws (1)
4.1	Form of Stock Certificate (2)
10.1

Amendment No. 2 to Sale and Servicing Agreement, dated as of April 8, 2005, among Ares Capital CP Funding LLC, Ares Capital Corporation, each of the Conduit Purchasers and Institutional Purchasers from time to time party thereto, each of the Purchaser Agents from time to time party thereto, Wachovia Capital Markets, LLC, as administrative agent, U.S. Bank National Association, as trustee, and Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as the backup servicer (3)

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

__________________

* Filed herewith.

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

(3)          Previously filed with the Registrant’s Form 8-K, filed on April 12, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES CAPITAL CORPORATION

Dated: May 4, 2005	By	/s/ Michael J. Arougheti
Michael J. Arougheti
President

	By	/s/ Daniel F. Nguyen
Daniel F. Nguyen
Chief Financial Officer