Form 10-Q
period 2005-06-30
ARES CAPITAL CORP
filed 2005-08-08
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2005
Common stock, $0.001 par value	23,353,454

ARES CAPITAL CORPORATION

INDEX

Part I.	Financial Information

Item 1.	Financial Statements.

Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004

Consolidated Schedules of Investments as of June 30, 2005 (unaudited) and December 31, 2004

Consolidated Statement of Operations for the three and six months ended June 30, 2005 (unaudited)

Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2005 (unaudited)

Consolidated Statement of Cash Flows for the six months ended June 30, 2005 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4.	Controls and Procedures.

Part II.	Other Information

Item 1.	Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 5.	Other Information.

Item 6.	Exhibits.

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARES CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

As of June 30, 2005 and December 31, 2004

	As of
	June 30, 2005	December 31, 2004
	(unaudited)	(unaudited)
ASSETS

Investments at fair value (amortized cost of $302,413,472 and $182,329,200, respectively)
Non-control/Non-affiliate investments	$262,449,541	$165,126,181
Affiliate investments	39,848,665	17,433,966
Total investments at fair value	302,298,206	182,560,147
Cash and cash equivalents	53,891,961	26,806,160
Receivable for open trades	497,770	8,794,478
Interest receivable	3,379,843	1,140,495
Other assets	765,935	1,154,334

Total assets	$360,833,715	$220,455,614

LIABILITIES

Credit facility payable	$—	$55,500,000
Reimbursed underwriting costs payable to the Investment Adviser	2,475,000	—
Dividend payable	7,413,950	3,320,030
Accounts payable and accrued expenses	1,006,711	1,556,446
Management and incentive fees payable	2,858,596	274,657
Interest and facility fees payable	62,979	96,176
Interest payable to the Investment Adviser	83,539	—

Total liabilities	13,900,775	60,747,309

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY

Common stock, par value $.001 per share, 100,000,000 common shares authorized, 23,168,595 and 11,066,767 common shares issued and outstanding, respectively	23,169	11,067
Capital in excess of par value	341,443,552	159,602,706
Net unrealized (depreciation) appreciation on investments	(115,266)	230,947
Accumulated net realized gain on sale of investments	5,581,485	—
Distributions less than (in excess of) net investment income	—	(136,415)

Total stockholders’ equity	346,932,940	159,708,305

Total liabilities and stockholders’ equity	$360,833,715	$220,455,614

NET ASSETS PER SHARE	$14.97	$14.43

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2005 (unaudited)

Company (1)	Industry	Investment	Interest (10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets

Consumer Products - Non-Durable
Esselte Corporation	Office supply products manufacturer and distributor	Senior notes ($14,529,600 par due 3/2011)	7.63%	12/6/04	$14,011,162	$12,786,049	$0.88	(7) (8)

Making Memories Wholesale, Inc. (6)	Scrapbooking branded products manufacturer	Senior secured loan ($9,381,250 par due 3/2011)	7.19% (Libor + 4.00%/Q)	5/5/05	9,381,250	9,381,250	1.00	(2)
		Senior subordinated loan ($10,038,194 par due 5/2012)	12.00% cash, 2.50% PIK	5/5/05	10,000,000	10,000,000	1.00	(2) (3)
		Preferred stock (3,500 shares)		5/5/05	3,542,000	3,542,000	1,012.00	(3)

Shoes for Crews, LLC	Safety footwear and slip-related mats manufacturer	Senior secured loan ($1,619,910 par due 7/2010)	7.17% (Base Rate + 2.00%/Q)	10/8/04	1,629,442	1,629,442	1.01	(2)

Tumi Holdings, Inc.	Branded luggage designer, marketer and distributor	Senior secured loan ($2,500,000 par due 12/2012)	6.24% (Libor + 2.75%/Q)	3/14/05	2,500,000	2,500,000	1.00	(2)
		Senior secured loan ($5,000,000 par due 12/2013)	6.34% (Libor + 3.25%/Q)	3/14/05	5,000,000	5,000,000	1.00	(2)
		Senior subordinated loan ($12,553,819 par due 12/2014)	14.49% (Libor + 6.00% cash, 5.00% PIK/Q)	3/14/05	12,684,357	12,684,357	1.00	(2) (3)

					58,748,211	57,523,098			16.58%

Manufacturing
Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan ($6,000,000 par due 4/2010)	8.49% (Base Rate + 4.00%/Q)	3/28/05	6,041,250	6,120,000	1.02
		Senior secured loan ($6,000,000 par due 10/2010)	12.99% (Base Rate + 8.50%/Q)	3/28/05	6,000,000	6,000,000	1.00

The GSI Group, Inc.	Agricultural equipment manufacturer	Senior notes ($10,000,000 par due 5/2013)	12.00%	5/12/05	10,000,000	10,000,000	1.00
		Common stock (7,500 shares)		5/11/05	750,000	750,000	100.00	(4)

Qualitor, Inc.	Automotive aftermarket components supplier	Senior secured loan ($837,059 par due 12/2009)	7.21% (Libor + 4.00%/M)	12/29/04	837,059	837,059	1.00	(2)
		Senior secured loan ($1,152,941 par due 12/2009)	7.49 (Base Rate + 2.75%/M)	12/29/04	1,152,941	1,152,941	1.00	(2)
		Junior secured loan ($5,000,000 par due 6/2012)	10.49% (Base Rate + 5.75%/M)	12/29/04	5,000,000	5,000,000	1.00	(2)

Reflexite Corporation	Developer and manufacturer of high visibility reflective products	Senior subordinated loan ($10,137,969 par due 12/2011)	11.00% cash, 3.00% PIK	12/30/04	10,151,485	10,151,485	1.00	(2) (3)

Universal Trailer Corporation (5)	Livestock and specialty trailer manufacturer	Senior secured loan ($1,422,456 par due 3/2007)	7.65% (Libor + 4.25%/M)	10/8/04	1,430,273	1,430,273	1.01
		Senior secured loan ($35,644 par due 3/2007)	9.75% (Base Rate + 3.50%/M)	10/8/04	35,840	35,840	1.01
		Senior subordinated loan ($7,500,000 par due 9/2008)	13.50%	10/8/04	7,525,388	7,528,881	1.00
		Common stock (50,000 shares)		10/8/04	6,424,645	6,424,645	128.49	(4)
		Warrants to purchase 22,208 shares		10/8/04	1,505,776	1,505,776	67.80	(4)

					56,854,657	56,936,900			16.41%

Environmental Services
Mactec, Inc.	Engineering and environmental consulting services	Common stock (186 shares)		11/3/04	—	—	0.00	(4)

United Site Services, Inc.	Portable restroom and site services	Junior secured loan ($10,000,000 par due 6/2010)	11.38% (Libor + 8.00%/Q)	12/2/04	9,953,900	10,000,000	1.00	(2)
		Senior subordinated loan ($8,587,014 par due 12/2010)	12.00% cash, 4.00% PIK	10/8/04	8,734,673	8,743,435	1.02	(3)
		Common stock (216,795 shares)		10/8/04	1,353,851	1,353,851	6.24	(4)

WCA Waste Systems, Inc.	Waste management services	Junior secured loan ($25,000,000 par due 10/2011)	9.49% (Libor + 6.00%/Q)	4/25/05	25,000,000	25,000,000	1.00	(2)

					45,042,424	45,097,286			13.00%

Energy - Service & Equipment
Mechanical Dynamics & Analysis	Steam power generator repair services	Senior subordinated loan ($10,880,035 par due 3/2010)	13.00% cash, 5.00% PIK	10/8/04	10,960,790	10,964,177	1.01	(2) (3)
		Warrants to purchase 4,067 shares		10/8/04	150,578	889,891	218.81	(4)

Varel Holdings, Inc.	Drill bit manufacturer	Senior secured loan ($6,666,667 par due 12/2010)	8.75% (Base Rate + 2.75%/Q)	5/18/05	6,666,667	6,666,667	1.00
		Senior secured loan ($2,500,000 par due 12/2010)	7.40% (Libor + 4.00%/Q	5/18/05	2,500,000	2,500,000	1.00

See accompanying notes to consolidated financial statements.

Company (1)	Industry	Investment	Interest (10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets

		Senior secured loan ($3,333,333 par due 12/2010)	11.40% (Libor + 8.00%/Q)	5/18/05	3,333,333	3,333,333	1.00
		Preferred stock (30,738 shares)		5/18/05	1,006,362	1,006,362	32.74	(3)
		Common stock (30,451 shares)		5/18/05	3,045	3,045	0.10	(4)

					24,620,775	25,363,475			7.31%

Services - Other
Diversified Collection Services, Inc.	Collections services	Senior secured loan ($6,743,333 par due 2/2011)	6.99% (Libor + 4.00%/Q)	2/4/04	6,743,333	6,743,333	1.00	(2)
		Senior secured loan ($128,333 par due 2/2011)	6.77% (Libor + 4.00%/Q)	2/4/04	128,333	128,333	1.00	(2)
		Senior secured loan ($8,500,000 par due 8/2011)	8.99% (Libor + 6.00%/Q)	10/8/04	8,500,000	8,500,000	1.00	(2)
		Preferred stock (114,004 shares)		10/8/04	295,270	295,270	2.59	(4)

Miller Heiman, Inc.	Sales consulting services	Senior secured loan ($4,918,326 par due 6/2010)	6.86% (Libor + 3.75%/Q)	6/20/05	4,918,326	4,918,326	1.00
		Senior secured loan ($4,078,773 par due 6/2012)	7.36% (Libor + 4.25%/Q)	6/20/05	4,078,773	4,078,773	1.00

					24,664,035	24,664,035			7.11%

Forest Products / Containers-Packaging
FlexSol Packaging Corporation	Manufacturer of plastic and flexible packaging	Senior secured loan ($987,500 par due 12/2012)	7.50% (Base Rate + 1.75%/Q)	12/7/04	987,500	987,500	1.00	(2)
		Junior secured loan ($2,000,000 par due 12/2012)	11.25% (Base Rate + 5.50%/Q)	12/7/04	2,000,000	2,000,000	1.00	(2)

York Label Holdings, Inc.	Consumer product labels manufacturer	Senior subordinated loan ($10,105,706 par due 2/2010)	10.00% cash, 4.00% PIK	11/3/04	10,140,881	10,144,238	1.00	(2) (3)
		Preferred stock (650 shares)	10.00%	11/3/04	3,558,883	3,558,883	5,475.20	(3)
		Warrants to purchase 156,000 shares		11/3/04	5,320,408	5,320,408	34.11	(4)

					22,007,672	22,011,029			6.34%

Printing, Publishing and Broadcasting
Canon Communications LLC	Print publications services	Junior secured loan ($16,250,000 par due 11/2011)	10.99% (Base Rate + 6.50%/Q)	5/25/05	16,250,000	16,250,000	1.00	(2)

					16,250,000	16,250,000			4.68%

Information Technology
PHNS, Inc.	Information technology and business process outsourcing	Senior subordinated loan ($16,000,000 par due 11/2011)	11.50% cash, 2.25% PIK	11/1/04	15,774,053	16,000,000	1.00	(3)

					15,774,053	16,000,000			4.61%

Housing - Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,232,282 par due 3/2011)	10.00% cash, 5.00% PIK	10/8/04	8,294,541	8,296,744	1.01	(2) (3)
		Common stock (2,743 shares)		10/8/04	752,888	752,888	274.48	(4)
		Warrants to purchase 4,464 shares		10/8/04	652,503	652,503	146.17	(4)

					9,699,932	9,702,135			2.80%
Aerospace
Thermal Solutions LLC	Thermal management and electronics packaging manufacturer	Senior secured loan ($5,991,176 par due 3/2011)	8.62% (Libor + 5.25%/Q)	3/28/05	5,991,176	5,991,176	1.00	(2)
		Senior subordinated loan ($3,021,083 par due 3/2012)	11.50% cash, 2.75% PIK	3/28/05	3,022,548	3,021,083	1.00	(2) (3)
		Preferred stock (29,400 shares)		3/28/05	294,000	294,000	10.00	(4)
		Common stock (600,000 shares)		3/28/05	6,000	6,000	0.01	(4)

					9,313,724	9,312,259			2.68%

Consumer Products - Durable
Berkline/Benchcraft Holdings LLC	Furniture manufacturer and distributor	Junior secured loan ($5,000,000 par due 5/2012)	11.02% (Libor + 8.00%/Q)	11/3/04	5,000,000	5,000,000	1.00	(2)
		Preferred stock (2,536 shares)		10/8/04	1,046,343	1,046,343	412.60	(4)
		Warrants to purchase 483,020 shares		10/8/04	2,752,559	2,752,559	5.70	(4)

					8,798,902	8,798,902			2.54%

See accompanying notes to consolidated financial statements.

Company (1)	Industry	Investment	Interest (10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets

Financial
Foxe Basin CLO 2003, Ltd.	Collateralized debt obligation	Preference shares (3,000 shares)		10/8/04	2,927,555	2,927,555	975.85	(8) (9)

Hudson Straits CLO 2004, Ltd.	Collateralized debt obligation	Preference shares (750 shares)		10/8/04	739,886	739,886	986.51	(8) (9)

MINCS-Glace Bay, Ltd.	Collateralized debt obligation	Secured notes ($4,500,000 par due 7/2014)	6.63% (Libor + 5.00%/Q)	10/8/04	4,517,328	4,517,328	1.00	(8) (9)

					8,184,769	8,184,769			2.36%

Healthcare - Medical Products
Aircast, Inc.	Manufacturer of orthopedic braces, supports and vascular systems	Senior secured loan ($1,454,318 par due 12/2010)	6.11% (Libor + 2.75%/Q)	12/21/04	1,454,318	1,454,318	1.00	(2)
		Junior secured loan ($1,000,000 par due 6/2011)	10.36% (Libor + 7.00%/Q)	12/21/04	1,000,000	1,000,000	1.00	(2)

					2,454,318	2,454,318			0.71%

Total					$302,413,472	$302,298,206

(1) We do not “Control” any of our portfolio companies, as defined in the Investment Company Act of 1940. In general, under the 1940 Act, we would “Control” a portfolio company if we owned 25% or more of its voting securities. All of our portfolio company investments are subject to legal restriction on sales which as of June 30, 2005 represented 87% of the Company’s net assets.

(2) Pledged as collateral for the credit facility payable (see Note 7 to the consolidated financial statements).

(3) Has a payment-in-kind interest feature (see Note 2 to the consolidated financial statements).

(4) Non-income producing at June 30, 2005.

(5) As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities. For the period from April 1, 2005 through June 30, 2005, for this portfolio company there were total redemptions of $1,543,996 (cost), interest income of $297,303, other income of $5,303 and net realized losses of $1,880. For the period from January 1, 2005 through June 30, 2005, for this portfolio company there were total purchases of $1,200,000, redemptions of $1,708,551 (cost), interest income of $607,896, other income of $131,145 and net realized losses of $2,030.

(6) As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities. For the period from January 1, 2005 through June 30, 2005, for this portfolio company there were total purchases of $26,000,000, sales of $3,000,000 (cost), interest income of $403,568, capital structuring services fees of $862,500 and other income of $1,438.

(7) Principal amount denominated in Euros has been translated into U.S. dollars (see Note 2 to the consolidated financial statements).

(8) Non-U.S. company or principal place of business outside the U.S.

(9) Non-registered investment company.

(10) A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either Libor or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset quarerly (Q) or monthly (M). For each such loan, we have provided the current interest rate in effect at June 30, 2005.

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2004

Company (1)	Industry	Investment	Interest (9)		Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets

Manufacturing
Qualitor, Inc.	Automotive aftermarket components supplier	Senior secured loan ($2,000,000 par due 12/2009)	8.00% (Base Rate + 2.75%/M)		12/29/04	$2,000,000	$2,000,000	$1.00	(2)
		Junior secured loan ($5,000,000 par due 6/2012)	11.00% (Base Rate + 5.75%/M)		12/29/04	5,000,000	5,000,000	$1.00	(2)

Reflexite Corporation	Developer and manufacturer of high visibility reflective products	Senior subordinated loan ($10,000,833 par due 12/2011)	11.00% cash, 3.00% PIK		12/30/04	10,000,833	10,000,833	$1.00	(2) (3)

Universal Trailer Corporation (5)	Livestock and specialty trailer manufacturer	Senior secured loan ($1,963,872 par due 3/2007)	6.42% (Libor + 4.00%/M)	(10)	10/8/04	1,974,665	1,974,665	$1.01
		Senior subordinated loan ($7,500,000 par due 9/2008)	13.50%		10/8/04	7,527,808	7,528,880	$1.00
		Common stock (50,000 shares)			10/8/04	6,424,645	6,424,645	$128.49	(4)
		Warrants to purchase 22,208 shares			10/8/04	1,505,776	1,505,776	$67.80	(4)

						34,433,727	34,434,799			21.56%

Consumer Products - Non-Durable
Esselte Corporation	Office supply products manufacturer and distributor	Senior notes ($6,777,000 par due 3/2011)	7.63%		12/6/04	6,060,352	5,997,645	$0.89	(6) (7)

Reef Holdings, Inc.	Shoe designer, marketer and distributor	Senior secured loan ($17,500,000 par due 12/2009)	12.50% (Base Rate + 7.25%/Q)		12/21/04	17,500,000	17,500,000	$1.00	(2)
		Common stock (47,118 shares)			10/8/04	2,258,666	2,258,666	$47.94	(4)
		Warrants to purchase 27,043 shares			10/8/04	752,888	752,888	$27.84	(4)

Shoes for Crews, LLC	Safety footwear and slip-related mats manufacturer	Senior secured loan ($1,721,154 par due 7/2010)	6.75% (Base Rate + 2.00%/Q)		10/8/04	1,731,282	1,731,282	$1.01	(2)
		Senior secured revolving loan ($333,333 par due 7/2010)	6.75% (Base Rate + 2.00%/Q)		10/8/04	334,617	334,617	$1.00

						28,637,805	28,575,098			17.89%

Services - Other
Billing Concepts, Inc.	Billing clearinghouse services	Senior secured loan ($10,000,000 par due 12/2005)	10.63% (Libor + 8.50%/Q)		10/8/04	10,042,007	10,042,007	$1.00
		Senior subordinated loan ($5,212,619 par due 6/2008)	14.00% cash, 4.00% PIK		10/8/04	5,231,589	5,232,490	$1.00	(2) (3)
		Common stock (1,100 shares)			10/8/04	150,578	150,578	$136.89	(4)

Diversified Collection Services, Inc.	Collections services	Senior secured loan ($4,017,391 par due 1/2009)	6.02% (Libor + 4.00%/Q)		10/8/04	4,036,107	4,036,107	$1.00	(2)
		Senior subordinated loan ($2,052,321 par due 7/2010)	12.00% cash, 3.75% PIK		10/8/04	2,059,964	2,060,150	$1.00	(2) (3)
		Preferred stock (114,004 shares)			10/8/04	483,709	483,709	$4.24	(4)

						22,003,954	22,005,041			13.78%

Forest Products/ Containers-Packaging
FlexSol Packaging Corporation	Manufacturer of value-added plastic and flexible packaging	Senior secured loan ($1,000,000 par due 12/2012)	5.78% (Libor + 3.25%/Q)		12/7/04	1,000,000	1,000,000	$1.00	(2)
		Junior secured loan ($2,000,000 par due 12/2012)	9.53% (Libor + 7.00%/Q)		12/7/04	2,000,000	2,000,000	$1.00	(2)

York Label Holdings, Inc.	Consumer product labels manufacturer	Senior subordinated loan ($9,897,956 par due 2/2010)	10.00% cash, 4.00% PIK		11/3/04	9,934,660	9,935,689	$1.00	(2) (3)
		Preferred stock (650 shares)	10.00%		11/3/04	3,387,069	3,387,069	$5,210.88	(3)
		Warrants to purchase 156,000 shares			11/3/04	5,320,408	5,320,408	$34.11	(4)

						21,642,137	21,643,166			13.55%

Environmental Services
Mactec, Inc.	Engineering and environmental consulting services	Common stock (186 shares)			11/3/04	—	—	$0.00	(4)

United Site Services, Inc.	Portable restroom and site services	Junior secured loan ($10,000,000 par due 6/2010)	10.41% (Libor + 8.00%/Q)		12/2/04	9,950,512	10,000,000	$1.00	(2)
		Senior subordinated loan ($8,456,734 par due 12/2010)	12.00% cash, 4.00% PIK		10/8/04	8,571,374	8,574,034	$1.01	(3)
		Common stock (216,795 shares)			10/8/04	1,353,851	1,353,851	$6.24	(4)

						19,875,737	19,927,885			12.48%

See accompanying notes to consolidated financial statements.

Company (1)	Industry	Investment	Interest (9)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets

Information Technology
PHNS, Inc.	Information technology and business process outsourcing	Senior subordinated loan ($16,000,000 par due 11/2011)	11.50% cash, 2.25% PIK	11/1/04	15,763,394	16,000,000	$1.00	(3)

					15,763,394	16,000,000			10.02%

Energy - Service & Equipment
Mechanical Dynamics & Analysis	Steam power generator repair services	Senior subordinated loan ($10,654,348 par due 3/2010)	13.00% cash, 5.00% PIK	10/8/04	10,693,629	10,694,664	$1.00	(2) (3)
		Warrants to purchase 4,067 shares		10/8/04	150,578	150,578	$37.02	(4)

					10,844,207	10,845,242			6.79%

Housing - Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,112,135 par due 3/2011)	10.00% cash, 5.00% PIK	10/8/04	8,142,178	8,142,855	$1.00	(3)
		Common stock (2,743 shares)		10/8/04	752,888	752,888	$274.48	(4)
		Warrants to purchase 4,464 shares		10/8/04	652,503	652,503	$146.17	(4)

					9,547,569	9,548,246			5.98%

Consumer Products - Durable
Berkline/Benchcraft Holdings LLC	Furniture manufacturer and distributor	Junior secured loan ($5,000,000 par due 5/2012)	10.50% (Libor + 8.00%/Q)	11/3/04	5,000,000	5,000,000	$1.00	(2)
		Preferred stock (2,536 shares)		10/8/04	1,046,343	1,046,343	$412.60	(4)
		Warrants to purchase 483,020 shares		10/8/04	2,752,559	2,752,559	$5.70	(4)

					8,798,902	8,798,902			5.51%

Financial
Foxe Basin CLO 2003, Ltd.	Collateralized debt obligation	Preference shares (3,000 shares)		10/8/04	3,011,552	3,011,552	$1,003.85	(7) (8)

Hudson Straits CLO 2004, Ltd.	Collateralized debt obligation	Preference shares (750 shares)		10/8/04	752,888	752,888	$1,003.85	(7) (8)

MINCS-Glace Bay, Ltd.	Collateralized debt obligation	Secured notes ($4,500,000 par due 7/2014)	6.63% (Libor + 5.00%/Q)	10/8/04	4,517,328	4,517,328	$1.00	(7) (8)

					8,281,768	8,281,768			5.19%

Healthcare - Medical Products
Aircast, Inc.	Manufacturer of orthopedic braces, supports and vascular systems	Senior secured loan ($1,500,000 par due 12/2010)	5.19% (Libor + 2.75%/Q)	12/21/04	1,500,000	1,500,000	$1.00	(2)
		Junior secured loan ($1,000,000 par due 6/2011)	9.44% (Libor + 7.00%/Q)	12/21/04	1,000,000	1,000,000	$1.00	(2)

					2,500,000	2,500,000			1.57%

Total					$182,329,200	$182,560,147

(1) We do not “Control” any of our portfolio companies, as defined in the Investment Company Act of 1940.  In general, under the 1940 Act, we would “Control” a portfolio company if we owned 25% or more of its voting securities.  All of our portfolio company investments are subject to legal restriction on sales which as of December 31, 2004 represented 114% of the Company’s net assets.

(2) Pledged as collateral for the credit facility payable (see Note 7 to the consolidated financial statements).

(3) Has a payment-in-kind interest feature (see Note 2 to the consolidated financial statements).

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

(6) Principal amount denominated in Euros has been translated into U.S. dollars (see Note 2 to the consolidated financial statements).

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

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

	For the three months ended June 30, 2005	For the six months ended June 30, 2005
	(unaudited)	(unaudited)
INVESTMENT INCOME:
From non-control/non-affiliate investments:
Interest from investments	$6,027,175	$10,947,830
Interest from cash & cash equivalents	565,412	595,768
Dividend income	744,818	744,818
Capital structuring service fees	631,333	935,083
Other income	62,765	122,161
Total investment income from non-control/non-affiliate investments	8,031,503	13,345,660

From affiliate investments:
Interest from investments	700,871	1,011,464
Capital structuring service fees	862,500	862,500
Other income	6,741	132,583
Total investment income from affiliate investments	1,570,112	2,006,547

Total investment income	9,601,615	15,352,207

EXPENSES:
Management and incentive fees	2,826,054	3,911,049
Administrative	256,115	489,387
Professional fees	320,800	485,794
Directors fees	85,643	157,808
Insurance	144,400	287,213
Interest and credit facility fees	62,979	438,269
Interest payable to the Investment Adviser	31,814	83,539
Amortization of debt issuance costs	65,736	131,426
Other	39,940	69,759
Total expenses	3,833,481	6,054,244

NET INVESTMENT INCOME	5,768,134	9,297,963

REALIZED AND UNREALIZED GAIN ON INVESTMENTS:
Net realized gains (losses):
Net realized gains from non-control/non-affiliate investment transactions	6,747,262	7,156,442
Net realized loss from affiliate investment transactions	(1,880)	(2,030)
Net realized gains from investment transactions	6,745,382	7,154,412

Net unrealized gains (losses):
Investment transactions from non-control/non-affiliate investments	(4,910,024)	(343,793)
Investment transactions from affiliate investments	(1,236)	(2,420)
Net unrealized losses from investment transactions	(4,911,260)	(346,213)

Net realized and unrealized gain on investments	1,834,122	6,808,199

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$7,602,256	$16,106,162

BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 4)	$0.33	$0.91

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 4)	23,164,444	17,683,309

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2005 (unaudited)

			Capital in Excess of Par Value	Distributions Less Than (in Excess of) Net Investment income	Accumulated Net Realized Gain on Sale of Investments	Net Unrealized Appreciation (Depreciation) of Investments	Total Stockholders’ Equity

	Common Stock
	Shares	Amount
Balance at January 1, 2005	11,066,767	$11,067	$159,602,706	$(136,415)	$—	$230,947	$159,708,305

Issuance of common stock from add-on offering (net of offering and underwriting costs)	12,075,000	12,075	183,859,340	—	—	—	183,871,415

Reimbursement of underwriting costs paid by the Investment Adviser (see Note 9)	—	—	(2,475,000)				(2,475,000)

Shares issued in connection with dividend reinvestment plan	26,828	27	456,506				456,533

Net increase in stockholders’ equity resulting from operations	—	—	—	9,297,963	7,154,412	(346,213)	16,106,162

Dividend declared ($0.62 per share)	—	—	—	(9,161,548)	(1,572,927)	—	(10,734,475)

Balance at June 30, 2005	23,168,595	$23,169	$341,443,552	$—	$5,581,485	$(115,266)	$346,932,940

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2005 (unaudited)

OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$16,106,162
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Realized gain on investment transactions	(7,154,412)
Unrealized loss on investment transactions	346,213
Net amortization of premium on securities	625
Increase in accrued payment-in-kind dividends and interest	(1,460,731)
Amortization of debt issuance costs	131,426
Proceeds from sale and redemption of investments	63,881,989
Purchases of investments	(167,055,034)
Changes in operating assets and liabilities:
Interest receivable	(2,239,348)
Other assets	256,973
Accounts payable and accrued expenses	(549,735)
Management and incentive fees payable	2,583,939
Interest and facility fees payable	(33,197)
Interest payable to the Investment Adviser	83,539

Net cash used in operating activities	(95,101,591)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	183,871,415
Borrowings on credit facility payable	(55,500,000)
Dividends paid in cash	(6,184,023)

Net cash provided by financing activities	122,187,392

CHANGE IN CASH AND CASH EQUIVALENTS	27,085,801

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,806,160

CASH AND CASH EQUIVALENTS, END OF PERIOD	$53,891,961

Supplemental Information:
Interest paid during the period	$385,265
Dividends declared during the period	$10,734,475

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2005 (unaudited)

1.             ORGANIZATION

Ares Capital Corporation (the “Company” or “ARCC” or “we”) is a closed-end, non-diversified management investment company incorporated in Maryland that is regulated as a business development company under the Investment Company Act of 1940 (“1940 Act”). We were founded on April 16, 2004 and were initially funded on June 23, 2004. The Company has qualified and has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended.  The Company expects to continue to qualify and to elect to be treated for tax purposes as a RIC.  Our investment objectives are to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first and second lien senior loans and mezzanine debt, which in some cases may include an equity component, and, to a lesser extent, in equity investments in private middle market companies.

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

Investments

Investment transactions are recorded on the trade date.  Realized gains or losses are computed using the specific identification method.  We carry our investments at fair value, as determined by our board of directors.  Investments for which market quotations are readily available are valued at such market quotations.  Debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our board of directors.  The types of factors that we may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

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

Payment in Kind Interest

The Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision.  The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income.  To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash.  For the three months ended June 30, 2005, $771,892 in PIK income was recorded.   For the six months ended June 30, 2005, $1,460,731 in PIK income was recorded.

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

Foreign Currency Translation

The Company’s books and records are maintained in U.S. dollars.  Any foreign currency amounts are translated into U.S. dollars on the following basis:

(1)   Market value of investment securities, other assets and liabilities — at the exchange rates prevailing at the end of the day.

(2)   Purchases and sales of investment securities, income and expenses — at the rates of exchange prevailing on the respective dates of such transactions.

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

Add-on Offering Expenses

The offering costs were charged against the proceeds from the Add-on Offering (as defined in Note 10) when received and were approximately $635,000 (see Note 10).

Debt Issuance Costs

Debt issuance costs are being amortized over the life of the credit facility using the straight line method.

Federal Income Taxes

The Company has qualified and elected and intends to continue to qualify and elect for the tax treatment applicable to regulated investment companies under Subchapter M of the Internal Revenue Code of 1986 (the “Code”), as amended, and, among other things, has made and intends to continue to make the requisite distributions to its stockholders which will relieve the Company from Federal income or excise taxes. Therefore, no provision has been recorded for Federal income or excise taxes.

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

For the three months ended June 30, 2005, we incurred $1,027,135 in base management fees and $1,798,919 in incentive fees.   For the six months ended June 30, 2005, we incurred $1,841,847 in base management fees and $2,069,202 in incentive fees.  As of June 30, 2005, $2,858,596 was unpaid and included in management and incentive fees payable in the accompanying consolidated balance sheet.

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

For the three months ended June 30, 2005, we incurred $256,115 in administrative fees.  For the six months ended June 30, 2005, we incurred $489,387 in administrative fees.  As of June 30, 2005, $256,115 was unpaid and included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

4.             EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share resulting from the three months ended June 30, 2005:

Numerator for basic and diluted net increase in stockholders’equity resulting from operations per share:	$7,602,256

Denominator for basic and diluted net increase in stockholders’equity resulting from operations per share:	23,164,444

Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$0.33

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share resulting from the six months ended June 30, 2005:

Numerator for basic and diluted net increase in stockholders’equity resulting from operations per share:	$16,106,162

Denominator for basic and diluted net increase in stockholders’equity resulting from operations per share:	17,683,309

Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$0.91

5.             INVESTMENTS

For the six months ended June 30, 2005, the Company purchased (A) $118.1 million aggregate principal amount of senior term debt, (B) $25.5 million aggregate principal amount of senior subordinated debt, (C) $18.0 million aggregate principal amount of senior notes and (D) $5.5 million of investments in equity securities.

In addition, (A) $34.6 million aggregate principal amount of senior term debt and $7.3 million aggregate principal amount of senior subordinated debt were redeemed, and (B)$3.0 million aggregate principal amount senior term debt and  $3.4 million (cost basis) of investments in equity securities were sold.

As of June 30, 2005, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$53,891,961	$53,891,961
Senior term debt	143,513,715	143,638,563
Senior notes	24,011,162	22,786,048
Senior subordinated debt	97,288,715	97,534,402
Collateralized debt obligations	8,184,769	8,184,769
Equity securities	29,415,111	30,154,424
Total	$356,305,433	$356,190,167

As of December 31, 2004, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$26,806,160	$26,806,160
Senior term debt	63,069,190	63,118,678
Senior notes	6,060,352	5,997,645
Senior subordinated debt	77,925,429	78,169,595
Collateralized debt obligations	8,281,768	8,281,768
Equity securities	26,992,461	26,992,461
Total	$209,135,360	$209,366,307

6.             COMMITMENTS AND CONTINGENCIES

As of June 30, 2005, the Company had committed to make a total of approximately $16.6 million of investments in various revolving senior secured loans.  As of June 30, 2005, $16.6 million was unfunded.

7.             CREDIT FACILITY PAYABLE

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.  On October 29, 2004, we formed Ares Capital CP Funding LLC (“Ares Capital CP”), a wholly-owned subsidiary of the Company, through which we established a revolving credit facility (the “Facility”). On November 3, 2004 (the “Facility Effective Date”), the Company entered into the Facility that allows Ares Capital CP to issue up to $150.0 million of variable funding certificates (“VFC”).  As part of the Facility, we are subject to limitations as to how borrowed funds may be used including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of VFC that we may issue from time to time.  There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early amortization of the Facility and limit further advances under the Facility and in some cases could be an event of default.  Such limitations, requirements, and associated defined terms are as provided for in the documents governing the Facility.  As of June 30, 2005 there was zero balance outstanding under the Facility and the Company continues to be in compliance with all of the limitations and requirements of the Facility.

The interest charged on the VFC is based on the commercial paper rate plus 1.25% and payable quarterly.  As of June 30, 2005, the commercial paper rate was 3.2088%.   For the three months ended June 30, 2005 the average interest rate (i.e. commercial paper rate plus 1.25%) was

4.2688%.  For the six months ended June 30, 2005 the average interest rate was 4.0226%. There was no balance outstanding at any time during the three months ended June 30, 2005.  For the six months ended June 30, 2005 the average outstanding balance was $17,127,072.  For the three months ended June 30, 2005, no interest expense was incurred.  For the six months ended June 30, 2005 the interest expense incurred was $324,734.   Cash paid for interest expense during the six months ended June 30, 2005 was $385,265.

The Facility expires on November 3, 2005 unless extended prior to such date for an additional 364-day period with the consent of the lender.  If the Facility is not extended, any principal amounts then outstanding will be amortized over a 24-month period through a termination date of November 3, 2007.  Under the terms of the Facility, we were required to pay a one-time 0.25% structuring fee and a 0.375% renewal fee on each of the two years following the closing date of the Facility.  Additionally, we are also required to pay a 0.175% commitment fee for any unused portion of the Facility.  For the three months ended June 30, 2005, the commitment fee incurred was $62,979.  For the six months ended June 30, 2005, the commitment fee incurred was $113,535.

In April 2005, the Company entered into an amendment that increased the amount available for borrowing under the Facility from $150.0 million to $225.0 million.  As a part of the amendment, the Company was required to pay a one-time structuring fee of 0.25% of the increased available amount equal to $187,500, and a 0.375% renewal fee on the new total available for borrowing amount.  In addition, the commitment fee required to be paid for any unused portion of the Facility was reduced to 0.11% until the earlier of (a) the date the total borrowings outstanding exceed $150.0 million or (b) October 3, 2005, after which the commitment fee will be 0.175%.

8.             DERIVATIVE INSTRUMENTS

As required by the Facility, we entered into a costless collar agreement in order to manage the exposure to changing interest rates related to the Company’s fixed rate investments.  The costless collar agreement is for a notional amount of $20 million, has a cap of 6.5%, a floor of 2.72% and matures in 2008.  The costless collar agreement allows us to receive an interest payment for any quarterly period when the 3-month LIBOR exceeds 6.5%, and requires us to pay an interest payment for any quarterly period when the 3-month LIBOR is less than 2.72%. The costless collar resets quarterly based on the 3-month LIBOR.  As of June 30, 2005, the 3-month LIBOR was 3.52%.  As of June 30, 2005 these derivatives had no fair value.

9.             RELATED PARTY TRANSACTIONS

Gross underwriting costs related to the IPO were $7,425,000 or $0.675 per share.  As a part of the IPO, the Investment Adviser, on our behalf, agreed to pay the underwriters $0.225 of the $0.675 per share in underwriting discount and commissions for a total of approximately $2.5 million.  We are obligated to repay this amount, together with accrued interest  (charged at the 3-month LIBOR plus 2% starting on October 8, 2004) (a) if during any four calendar quarter period ending on or after October 8, 2005 the sum of (i) the aggregate distributions, including return of capital, if any,  to the stockholders and (ii) the change in net assets (defined as total assets less indebtedness) equals or exceeds 7.0% of the net assets at the beginning of such period (as adjusted for any share issuances or repurchases) or (b) upon the Company’s liquidation.   On March 8, 2005, the Company’s board of directors approved entering into an amended and restated agreement with the Investment Adviser whereby the Company would be obligated to repay the Investment Adviser for the approximate $2.5 million only if the conditions for repayment referred to above were met before the third anniversary of the IPO.  If one or more such events do not occur on or before October 8, 2007, we will not be obligated to repay this amount to the Investment Adviser.  As of June 30, 2005, such amount was recorded as a payable to the Investment Adviser in the accompanying consolidated balance sheet.  Additionally, the Company also recognized the interest expense related to the amount payable to the Investment Adviser in the accompanying consolidated balance sheet and statement of operations.

In accordance with the Advisory Agreement, we bear all costs and expenses of the operation of the Company and reimburse the Investment Adviser for all such costs and expenses incurred in the operation of the Company.  For the three months ended June 30, 2005, the Investment Adviser incurred such expenses totaling $31,220.  For the six months ended June 30, 2005, the Investment Adviser incurred such expenses totaling $41,912.  Accordingly, the Company has recorded a liability at June 30, 2005 to the Investment Adviser and it is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

As of June 30, 2005, Ares Management LLC, of which Ares Capital Management LLC is a wholly-owned subsidiary, owned 666,667 shares of the Company’s common stock representing approximately 2.9% of the total shares outstanding.

See Note 3 for a description of other related party transactions.

10.          STOCKHOLDERS’ EQUITY

On March 23, 2005, we completed a public add-on offering (the “Add-on Offering”) of 12,075,000 shares of common stock (including the underwriters’ overallotment of 1,575,000 shares) at $16.00 per share, less an underwriting discount and commissions totaling $0.72 per share.  Total proceeds received from the Add-on Offering, net of the underwriters’ discount and offering costs, were $183,871,415.

11.          DIVIDEND

For the three months ended June 30, 2005, the Company declared a dividend on June 20, 2005 of $0.32 per share for a total of $7,413,951.  The record date was June 30, 2005 and the dividend was distributed on July 15, 2005.   For the three months ended March 31, 2005, the Company declared a dividend on February 23, 2005 of $0.30 per share for a total of $3,320,524.  The record date was March 7, 2005 and the dividend was distributed on April 15, 2005.

12.          FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the six months ended June 30, 2005:

Per Share Data:

Net asset value, beginning of period (1)	$14.43

Issuance of common stock	0.42
Effect of antidilution	(0.03)
Reimbursement of underwriting costs paid by the Investment Adviser (2)	(0.14)
Net investment income for period (2)	0.91

Net increase in stockholders’ equity resulting from operations	1.16
Distributions from net investment income	(0.53)
Distributions from net realized capital gains on securities	(0.09)
Total distributions to stockholders	(0.62)

Net asset value at end of period (1)	$14.97

Per share market value at end of period	$17.83
Total return based on market value (3)	(5.04)%
Total return based on net asset value (4)	6.18%
Shares outstanding at end of period	23,168,595

Ratio/Supplemental Data:
Net assets at end of period	$346,932,940
Ratio of operating expenses to average net assets (5)	4.55%
Ratio of net investment income to average net assets (5)	6.98%
Portfolio turnover rate (5)	43%

(1) The net assets used equals the total stockholders’ equity on the consolidated balance sheets.

(2) Weighted average basic per share data.

(3) Total return based on market value equals the decrease of the ending market value at June 30, 2005 of $17.83 per share over the ending market value at December 31, 2004 of $19.43, plus the declared dividend of $0.30 per share for holders of record on March 7, 2005 and the declared dividend of $0.32 per share for holders of record on June 30, 2005, divided by the market value at December 31, 2004.  Total return based on market value is not annualized.

(4) Total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.30 per share for holders of record on March 7, 2005 and the declared dividend of $0.32 per share for holders of record on June 30, 2005, divided by the beginning net asset value during the period.  The calculation was adjusted for shares issued in connection with dividend reinvestment plan, the issuance of common stock in connection with the Add-on Offering, and the reimbursement of underwriting costs paid by the Investment Adviser.  Total return based on net asset value is not annualized.

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

OVERVIEW

We are a closed-end, non-diversified management investment company incorporated in Maryland that is regulated as a business development company (a “BDC”) under the Investment Company Act of 1940 (“1940 Act”). We were founded on April 16, 2004 and were initially funded on June 23, 2004.  On October 8, 2004, we completed our initial public offering (the “IPO”) of 11,000,000 common shares, raising net proceeds of $159.8 million.  On March 23, 2005, we completed an add-on offering of 12,075,000 shares of common stock, raising net proceeds of $183.9 million.

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

PORTFOLIO AND INVESTMENT ACTIVITY

For the three months ended June 30, 2005, we issued nine new commitments in an aggregate amount of $114.8 million ($105.6 million to new portfolio companies and $9.2 million to existing portfolio companies). During the three months ended June 30, 2005, we funded $110.3 million of such commitments ($101.1 million to new portfolio companies and $9.2 million to existing portfolio companies).  We have contractual obligations for $4.5 million with respect to the difference between the $114.8 million of commitments issued and the $110.3 million actually funded. The weighted average yield of new debt funded in connection with such investments is approximately 9.71% (computed as (a) annual stated interest rate earned plus the net annual amortization of original issue discount and market discount earned on accruing loans and debt securities, divided by (b) total loans and debt securities at fair value).

For the three months ended June 30, 2005, the Company purchased (a) $82.9 million aggregate principal amount of senior term debt, (b) $10.0 million aggregate principal amount of senior subordinated debt, (c) $12.2 million aggregate principal amount of senior notes and (d) $5.2 million of investments in equity securities.  During the same period, (1) $27.6 million aggregate principal amount of senior term debt and (2) $5.3 million aggregate principal amount of senior subordinated debt were redeemed.  Additionally, (A) $3.0 million aggregate principal amount of senior term debt and (B) $3.2 million of investments in equity securities were sold.  As of June 30, 2005, the Company held investments in 27 portfolio companies.

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

As of June 30, 2005, the weighted average investment grade of the debt in our portfolio is 3.1 and the weighted average yield of such debt is approximately 11.13% (computed as (a) annual stated interest rate earned plus the net annual amortization of original issue discount and market discount earned on accruing loans and debt securities, divided by (b) total loans and debt securities at fair value).   At June 30, 2005, the cost and fair value of loans include the investments in collateralized debt obligations and income producing preferred stock and the yield earned on these investments is included in interest income.  The weighted average yield is computed as of the balance sheet date.

RESULTS OF OPERATIONS

We were incorporated on April 16, 2004 and commenced material operations in October 2004. Therefore, there is no comparable period from the prior year with which to compare the results of operations for the three or six months ended June 30, 2005.

For the three months ended June 30, 2005

Operating results for the three months ended June 30, 2005 are as follows:

Total Investment Income	$9,601,615
Total Expenses	3,833,481
Net Investment Income	5,768,134

Net Realized Gain	6,745,382
Net Unrealized Loss	(4,911,260)

Net Increase in Stockholders’ Equity Resulting From Operations	$7,602,256

Investment Income

Total investment income for the period consisted of approximately $6.7 million in interest income from investments, $565,000 in interest income from cash and cash equivalents, $745,000 in dividend income from investments, $1,490,000 in capital structuring service fees from the closing of newly originated loans, and $70,000 in facility fees and other income.  Of the approximately $6.7 million in interest income from investments, non-cash PIK interest income was $772,000.

Expenses

Total expenses for the period consisted of approximately $1,027,000 in base management fees, $1,799,000 in incentive management fees, $256,000 in general and administrative expenses, $321,000 in professional fees, $86,000 for director fees, $144,000 in insurance expense, $63,000 in facility fees, $32,000 in interest expense payable to the Investment Adviser (related to underwriting costs payable to the Investment Adviser), $66,000 in amortization of debt issuance cost and $40,000 in other expenses.

Net Unrealized Appreciation on Investments

For the three months ended June 30, 2005, the Company’s investments had a decrease in net unrealized appreciation of $4.9 million.  The majority of the decrease is due to the realization of an investment for which we had recorded a $4.8 million unrealized appreciation as of March 31, 2005.

Net Realized Gains/Losses

During the three months ended June 30, 2005, the Company had $45.8 million of sales and repayments resulting in $6.7 million of net realized gains.

Net Increase in Stockholders’ Equity Resulting From Operations

Net increase in stockholders’ equity resulting from operations for the period was approximately $7.6 million.  Based on the weighted average shares outstanding during the three months ended June 30, 2005, our net increase in stockholders’ equity resulting from operations per common share was $0.33.

For the six months ended June 30, 2005

Operating results for the six months ended June 30, 2005 are as follows:

Total Investment Income	$15,352,207
Total Expenses	6,054,244
Net Investment Income	9,297,963

Net Realized Gain	7,154,412
Net Unrealized Loss	(346,213)

Net Increase in Stockholders’ Equity Resulting From Operations	$16,106,162

Investment Income

Total investment income for the period consisted of approximately $12.0 million in interest income from investments, $596,000 in interest income from cash and cash equivalents, $745,000 in dividend income from investments, $1.8 million in capital structuring service fees from the closing of newly originated loans, and $255,000 in facility fees and other income.  Of the approximately $12.0 million in interest income from investments, non-cash PIK interest income was $1.5 million.

Expenses

Total expenses for the period consisted of approximately $1.8 million in base management fees, $2.1 million in incentive management fees, $489,000 in general and administrative expenses, $486,000 in professional fees, $158,000 for director fees, $287,000 in insurance expenses, $438,000 in interest expense and facility fees, $84,000 in interest expense payable to the Investment Adviser (related to underwriting costs payable to the Investment Adviser), $131,000 in amortization of debt issuance cost and $70,000 in other expenses.

Net Unrealized Appreciation on Investments

For the six months ended June 30, 2005, the Company’s investments had a decrease in net unrealized appreciation of $346,000.

Net Realized Gains/Losses

During the six months ended June 30, 2005, the Company had $55.6 million of sales and repayments resulting in $7.2 million of net realized gains.

Net Increase in Stockholders’ Equity Resulting From Operations

Net increase in stockholders’ equity resulting from operations for the period was approximately $16.1 million.  Based on the weighted average shares outstanding during the six months ended June 30, 2005, our net increase in stockholders’ equity resulting from operations per common share was $0.91.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

On March 23, 2005, we completed an add-on public offering (the “Add-on Offering”) of 12,075,000 shares of common stock (including the underwriters’ overallotment of 1,575,000 common shares) at $16.00 per share, less an underwriting discount and commissions totaling $.72 per share.  We received approximately $183.9 million in proceeds net of underwriting and offering costs.

A portion of the proceeds from the Add-on Offering was used to repay outstanding indebtedness under our credit facility (the ‘‘Facility’’).  The remaining unused portion of the proceeds from the Add-on Offering has been used to fund investments in portfolio companies in accordance with our investment objectives and strategies.

As of June 30, 2005 and December 31, 2004, the fair value of investments and cash and cash equivalents, and the outstanding borrowings under the Facility were as follows:

	June 30, 2005	December 31, 2004
Cash and cash equivalents	$53,891,961	$26,806,160
Senior term debt	143,638,563	63,118,678
Senior notes	22,786,048	5,997,645
Senior subordinated debt	97,534,402	78,169,595
Collateralized debt obligations	8,184,769	8,281,768
Equity securities	30,154,424	26,992,461
Total	$356,190,167	$209,366,307

Outstanding borrowings	$—	$55,500,000

In April 2005, the Company entered into an amendment that increased the available amount for borrowing under the Facility from $150.0 million to $225.0 million (see Note 7 to the consolidated financial statements for more detail of the Facility arrangement).  As of June 30, 2005, there was no outstanding principal balance under the Facility.  The Facility expires on November 3, 2005 unless extended prior to such date for an additional 364-day period with the consent of the lender.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2005, the Company had committed to make a total of approximately $16.6 million of investments in various revolving senior secured loans.  As of June 30, 2005, $16.6 million was unfunded.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.  We are also subject to foreign currency risk as certain of our investments are denominated in Eurodollars.

Interest Rate Risk

As of June 30, 2005, approximately 36% of the investments in our portfolio were at fixed rates while approximately 53% were at variable rates.  In addition, the Facility is a variable rate borrowing facility.

To illustrate the potential impact of changes in interest rates, we have performed the following analysis based on our June 30, 2005 balance sheet and assuming no changes in our investment and borrowing structure.  Under this analysis, a 100 basis point increase in the various base rates would result in an increase in interest income of approximately $1,607,000 over the next 12 months.  A 100 basis point decrease in the various base rates would result in a decrease in interest income of approximately $1,607,000 over the next 12 months.

On January 7, 2005, we entered into a costless collar agreement in order to manage the exposure to changing interest rates related to the Company’s fixed rate investments.  The costless collar agreement was for a notional amount of $20 million, has a cap of 6.5%, a floor of 2.72% and matures in 2008.  The costless collar agreement allows us to receive an interest payment when the 3-month LIBOR exceeds 6.5% and obligates us to pay an interest payment when the 3-month LIBOR is less than 2.72%.  The costless collar resets quarterly based on the 3-month LIBOR.  As of June 30, 2005, the 3-month LIBOR was 3.52%.  As of June 30, 2005, these derivatives had no fair value.

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

Foreign Currency Risk

As of June 30, 2005, our investment portfolio consisted of 94.2% of investments denominated in U.S. dollars and 5.8% of investments denominated in Euro dollars.  We may hedge against foreign exchange rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts.  For the quarter ended June 30, 2005, we did not engage in any foreign currency hedging activities.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  -  OTHER INFORMATION

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

Item 4.   Submission of Matters to a Vote of Security Holders.

On May 24, 2005, we held our Annual Meeting of Stockholders in Los Angeles, California.  Stockholders voted on two matters; the substance of these matters and the results of the voting of each such matter are described below.  There were no broker non-votes on these matters.

1.  Election of Directors: Stockholders elected a Class I director of the Company, who will serve for three years, or until his successor is elected and qualified. Votes were cast as follows:

	For	Withheld
Douglas E. Coltharp	21,873,737	73,613

2.  Ratification of the selection of KPMG LLP to serve as independent registered public accounting firm for the year ending December 31, 2005. Votes were cast as follows:

For	Against	Withheld
21,894,982	22,144	30,224

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

ARES CAPITAL CORPORATION

Dated: August 8, 2005	By	/s/ Michael J. Arougheti
Michael J. Arougheti
President

	By	/s/ Daniel F. Nguyen
Daniel F. Nguyen
Chief Financial Officer