Form 10-Q
period 2005-09-30
ARES CAPITAL CORP
filed 2005-11-14
CIK 1287750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period             to

Commission File No. 000-50697

ARES CAPITAL CORPORATION

(Exact name of Registrant as specified in its charter)

MARYLAND	33-1089684
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

780 Third Avenue, 46th Floor, New York, NY  10017

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

Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2005
Common stock, $0.001 par value	37,909,484

ARES CAPITAL CORPORATION

INDEX

Part I.	Financial Information

Item 1.	Financial Statements.

Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004

Consolidated Schedules of Investments as of September 30, 2005 (unaudited) and December 31, 2004

Consolidated Statement of Operations for the three and nine months ended September 30, 2005 (unaudited)

Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2005 (unaudited)

Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 (unaudited)

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

Item 1.  Financial Statements.

ARES CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

As of September 30, 2005 and December 31, 2004

	As of
	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS

Investments at fair value (amortized cost of $424,079,852 and $182,329,200, respectively)
Non-control/Non-affiliate investments	$349,221,287	$165,126,181
Affiliate investments	75,192,208	17,433,966
Total investments at fair value	424,413,495	182,560,147
Cash and cash equivalents	15,408,955	26,806,160
Receivable for open trades	164,945	8,794,478
Interest receivable	3,438,207	1,140,495
Other assets	1,501,986	1,154,334

Total assets	$444,927,588	$220,455,614

LIABILITIES

Credit facility payable	$82,000,000	$55,500,000
Reimbursed underwriting costs payable to the Investment Adviser	2,475,000	—
Dividend payable	—	3,320,030
Accounts payable and accrued expenses	1,694,808	1,556,446
Management and incentive fees payable	5,222,118	274,657
Interest and facility fees payable	310,463	96,176
Interest payable to the Investment Adviser	115,706	—

Total liabilities	91,818,095	60,747,309

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY

Common stock, par value $.001 per share, 100,000,000 common shares authorized, 23,409,484 and 11,066,767 common shares issued and outstanding, respectively	23,410	11,067
Capital in excess of par value	345,678,147	159,602,706
Distributions less than (in excess of) net investment income	—	(136,415)
Accumulated net realized gain on sale of investments	7,074,293	—
Net unrealized appreciation on investments	333,643	230,947

Total stockholders’ equity	353,109,493	159,708,305

Total liabilities and stockholders’ equity	$444,927,588	$220,455,614

NET ASSETS PER SHARE	$15.08	$14.43

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2005 (unaudited)

Company (1)	Industry	Investment	Interest (10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets

Environmental Services
Mactec, Inc.	Engineering and environmental consulting services	Common stock (186 shares)		11/3/04	—	—	$0.00	(4)

United Site Services, Inc.	Portable restroom and site services	Senior secured loan ($5,086,957 par due 8/2011)	6.88% (Libor + 3.00%/M)	9/14/05	5,086,957	5,086,957	$1.00
		Senior secured loan ($3,043,478 par due 8/2011)	7.00% (Libor + 3.00%/M)	9/14/05	3,043,478	3,043,478	$1.00
		Senior secured loan ($1,869,565 par due 8/2011)	6.94% (Libor + 3.00%/M)	9/14/05	1,869,565	1,869,565	$1.00
		Junior secured loan ($13,461,538 par due 6/2010)	11.88% (Libor + 8.00%/Q)	12/1/04	13,417,227	13,461,538	$1.00	(2)
		Common stock (216,795 shares)		10/8/04	1,353,851	1,353,851	$6.24	(4)

WCA Waste Systems, Inc.	Waste management services	Junior secured loan ($25,000,000 par due 10/2011)	10.03% (Libor + 6.00%/Q)	4/25/05	25,000,000	25,000,000	$1.00	(2)

WasteEquip, Inc.	Waste management equipment manufacturer	Junior secured loan ($15,000,000 par due 7/2012)	9.67% (Libor + 6.00%/Q)	8/4/05	15,000,000	15,000,000	$1.00

					64,771,078	64,815,389			18.36%

Containers-Packaging
FlexSol Packaging Corporation	Manufacturer of plastic and flexible packaging	Senior secured loan ($962,500 par due 12/2012)	8.00% (Base Rate + 1.75%/Q)	12/1/04	962,500	962,500	$1.00	(2)
		Junior secured loan ($2,000,000 par due 12/2012)	11.75% (Base Rate + 5.50%/Q)	12/1/04	2,000,000	2,000,000	$1.00	(2)

Industrial Container Services, LLC (7)	Industrial container manufacturer, reconditioner and servicer	Senior secured loan ($31,804,348 par due 9/2011)	11.75% (Base Rate + 5.00%/Q)	9/30/05	31,804,348	31,804,348	$1.00
		Senior secured revolving loan ($1,992,799 par due 9/2011)	9.75% (Base Rate + 3.00%/Q)	9/30/05	1,992,799	1,992,799	$1.00
		Common stock (1,800,000 shares)		9/29/05	1,800,000	1,800,000	$1.00	(4)

York Label Holdings, Inc.	Consumer product labels manufacturer	Senior subordinated loan ($10,216,791 par due 2/2010)	10.00% cash, 4.00% PIK	11/3/04	10,251,526	10,256,128	$1.00	(2)(3)
		Preferred stock (650 shares)	10.00%	11/3/04	3,649,515	3,649,515	$5,614.64	(3)
		Warrants to purchase 156,000 shares		11/3/04	5,320,408	5,320,408	$34.11	(4)

					57,781,096	57,785,698			16.36%

Manufacturing
Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan ($6,000,000 par due 4/2010)	9.02% (Libor + 5.00%/Q)	3/28/05	6,040,575	6,000,000	$1.00
		Senior secured loan ($6,000,000 par due 10/2010)	13.52% (Libor + 9.50%/Q)	3/28/05	6,000,000	6,000,000	$1.00

The GSI Group, Inc.	Agricultural equipment manufacturer	Senior notes ($10,000,000 par due 5/2013)	12.00%	5/11/05	10,000,000	10,000,000	$1.00
		Common stock (7,500 shares)		5/12/05	750,000	750,000	$100.00	(4)

Qualitor, Inc.	Automotive aftermarket components supplier	Senior secured loan ($832,059 par due 12/2011)	7.77% (Libor + 4.00%/M)	12/29/04	832,059	832,059	$1.00	(2)
		Senior secured loan ($1,152,941 par due 12/2011)	8.02 (Libor + 4.00%/Q)	12/29/04	1,152,941	1,152,941	$1.00	(2)
		Junior secured loan ($5,000,000 par due 6/2012)	11.02% (Libor + 7.00%/Q)	12/29/04	5,000,000	5,000,000	$1.00	(2)

Reflexite Corporation	Developer and manufacturer of high visibility reflective products	Senior subordinated loan ($10,227,623 par due 12/2011)	11.00% cash, 3.00% PIK	12/30/04	10,227,623	10,227,623	$1.00	(2)(3)

Universal Trailer Corporation (5)	Livestock and specialty trailer manufacturer	Senior secured loan ($1,253,530 par due 3/2007)	7.76% (Libor + 4.00%/M)	10/8/04	1,260,419	1,260,419	$1.01
		Senior subordinated loan ($7,500,000 par due 9/2008)	13.50%	10/8/04	7,524,097	7,528,881	$1.00
		Common stock (50,000 shares)		10/8/04	6,424,645	6,424,645	$128.49	(4)
		Warrants to purchase 22,208 shares		10/8/04	1,505,776	1,505,776	$67.80	(4)

					56,718,135	56,682,344			16.05%

Services - Other
Diversified Collection Services, Inc.	Collections services	Senior secured loan ($6,486,667 par due 2/2011)	8.00% (Libor + 4.00%/Q)	2/2/05	6,486,667	6,486,667	$1.00	(2)
		Senior secured loan ($128,333 par due 2/2011)	7.76% (Libor + 4.00%/Q)	2/2/05	128,333	128,333	$1.00	(2)
		Senior secured loan ($8,500,000 par due 8/2011)	10.00% (Libor + 6.00%/Q)	2/2/05	8,500,000	8,500,000	$1.00	(2)
		Preferred stock (114,004 shares)		2/2/05	295,270	295,270	$2.59	(4)

GCA Services, Inc.	Custodial services	Senior subordinated loan ($32,500,000 par due 1/2010)	12.00% cash, 3.00% PIK	7/25/05	32,500,000	32,500,000	$1.00	(3)

Miller Heiman, Inc.	Sales consulting services	Senior secured loan ($4,601,015 par due 6/2010)	7.60% (Libor + 3.75%/M)	6/20/05	4,601,015	4,601,015	$1.00	(2)

See accompanying notes to consolidated financial statements.

Company (1)	Industry	Investment	Interest (10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior secured loan ($4,068,576 par due 6/2012)	8.28% (Libor + 4.25%/Q)	6/20/05	4,068,576	4,068,576	$1.00	(2)

					56,579,861	56,579,861			16.02%

Consumer Services
CICQ, LP	Restaurant franchisor, owner and operator	Limited partnership interest (26.5% interest)		8/15/05	53,000,000	53,000,000

					53,000,000	53,000,000			15.01%

Consumer Products - Non-Durable
Making Memories Wholesale, Inc. (6)	Scrapbooking branded products manufacturer	Senior secured loan ($9,262,500 par due 3/2011)	7.50% (Libor + 4.00%/Q)	5/5/05	9,262,500	9,262,500	$1.00	(2)
		Senior subordinated loan ($10,000,000 par due 5/2012)	12.00% cash, 2.50% PIK	5/5/05	10,000,000	10,000,000	$1.00	(3)
		Preferred stock (3,500 shares)		5/5/05	3,612,840	3,612,840	$1,032.24	(3)

Shoes for Crews, LLC	Safety footwear and slip-related mats manufacturer	Senior secured loan ($1,565,913 par due 7/2010)	6.92% (Libor + 3.25%/Q)	10/8/04	1,575,127	1,575,127	$1.01	(2)
		Senior secured loan ($6,750 par due 7/2010)	7.27% (Libor + 3.25%/Q)	10/8/04	6,789	6,789	$1.01	(2)

Tumi Holdings, Inc.	Branded luggage designer, marketer and distributor	Senior secured loan ($2,500,000 par due 12/2012)	6.77% (Libor + 2.75%/Q)	5/24/05	2,500,000	2,500,000	$1.00	(2)
		Senior secured loan ($5,000,000 par due 12/2013)	7.27% (Libor + 3.25%/Q)	3/14/05	5,000,000	5,000,000	$1.00	(2)
		Senior subordinated loan ($12,848,219 par due 12/2014)	14.49% (Libor + 6.00% cash, 5.00% PIK/Q)	3/14/05	12,848,219	12,848,219	$1.00	(2)(3)

					44,805,475	44,805,475			12.69%

Printing, Publishing and Broadcasting
Canon Communications LLC	Print publications services	Junior secured loan ($16,250,000 par due 11/2011)	11.52% (Libor + 7.50%/Q)	5/25/05	16,250,000	16,250,000	$1.00	(2)

					16,250,000	16,250,000			4.60%

Information Technology
PHNS, Inc.	Information technology and business process outsourcing	Senior subordinated loan ($16,000,000 par due 11/2011)	13.50% cash, 2.5% PIK	10/29/04	15,779,755	16,000,000	$1.00	(3)

					15,779,755	16,000,000			4.53%

Aerospace & Defense
ILC Industries, Inc.	Electronics supplier	Junior secured loan ($6,500,000 par due 8/2012)	9.77% (Libor + 5.75%/Q)	8/30/05	6,529,813	6,630,000	$1.02

Thermal Solutions LLC	Thermal management and electronics packaging manufacturer	Senior secured loan ($5,982,353 par due 3/2011)	10.50% (Base Rate + 4.00%/Q)	3/28/05	5,982,353	5,982,353	$1.00	(2)
		Senior subordinated loan ($3,041,853 par due 3/2012)	11.50% cash, 2.75% PIK	3/28/05	3,044,788	3,041,853	$1.00	(2)(3)
		Preferred stock (29,400 shares)		3/28/05	294,000	294,000	$10.00	(4)
		Common stock (600,000 shares)		3/28/05	6,000	6,000	$0.01	(4)

					15,856,954	15,954,206			4.52%

Energy - Service & Equipment
Varel Holdings, Inc.	Drill bit manufacturer	Senior secured loan ($6,666,667 par due 12/2010)	9.25% (Base Rate + 2.75%/Q)	5/18/05	6,666,667	6,666,667	$1.00	(2)
		Senior secured loan ($2,500,000 par due 12/2010)	7.85% (Libor + 4.00%/Q	5/18/05	2,500,000	2,500,000	$1.00	(2)
		Senior secured loan ($3,333,333 par due 12/2011)	11.85% (Libor + 8.00%/Q)	5/18/05	3,333,333	3,333,333	$1.00	(2)
		Preferred stock (30,738 shares)		5/18/05	1,026,465	1,026,465	$33.39	(3)
		Common stock (30,451 shares)		5/18/05	3,045	3,045	$0.10	(4)

					13,529,510	13,529,510			3.83%

Housing - Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,342,525 par due 3/2011)	13.00% cash, 4.00% PIK	10/8/04	8,371,125	8,374,149	$1.00	(2)(3)
		Common stock (2,743 shares)		10/8/04	752,888	752,888	$274.48	(4)
		Warrants to purchase 4,464 shares		10/8/04	652,503	652,503	$146.17	(4)

					9,776,516	9,779,540			2.77%

See accompanying notes to consolidated financial statements.

Company (1)	Industry	Investment	Interest (10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets

Consumer Products - Durable
Berkline/Benchcraft Holdings LLC	Furniture manufacturer and distributor	Junior secured loan ($5,000,000 par due 5/2012)	11.51% (Libor + 8.00%/Q)	11/3/04	5,000,000	5,000,000	$1.00	(2)
		Preferred stock (2,536 shares)		10/8/04	1,046,343	1,046,343	$412.60	(4)
		Warrants to purchase 483,020 shares		10/8/04	2,752,559	2,752,559	$5.70	(4)

					8,798,902	8,798,902			2.49%

Financial
Foxe Basin CLO 2003, Ltd.	Collateralized debt obligation	Preference shares (3,000 shares)		10/8/04	2,836,589	2,836,589	$945.53	(8)(9)

Hudson Straits CLO 2004, Ltd.	Collateralized debt obligation	Preference shares (750 shares)		10/8/04	728,461	728,461	$971.28	(8)(9)

MINCS-Glace Bay, Ltd.	Collateralized debt obligation	Secured notes ($4,500,000 par due 7/2014)	4.89% (Libor + 1.75%/Q)	10/8/04	4,517,328	4,517,328	$1.00	(8)(9)

					8,082,378	8,082,378			2.29%

Healthcare - Medical Products
Aircast, Inc.	Manufacturer of orthopedic braces, supports and vascular systems	Senior secured loan ($1,350,192 par due 12/2010)	6.51% (Libor + 2.75%/Q)	12/2/04	1,350,192	1,350,192	$1.00	(2)
		Junior secured loan ($1,000,000 par due 6/2011)	10.76% (Libor + 7.00%/Q)	12/2/04	1,000,000	1,000,000	$1.00	(2)

					2,350,192	2,350,192			0.67%

Total					$424,079,852	$424,413,495

(1) We do not “Control” any of our portfolio companies, as defined in the Investment Company Act of 1940.  In general, under the 1940 Act, we would “Control” a portfolio company if we owned 25% or more of its voting securities.  All of our portfolio company investments are subject to legal restriction on sales which as of September 30, 2005 represented 120% of the Company’s net assets.

(2) Pledged as collateral for the credit facility payable (see Note 7 to the consolidated financial statements).

(3) Has a payment-in-kind interest feature (see Note 2 to the consolidated financial statements).

(4) Non-income producing at September 30, 2005.

(5) As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the period from July 1, 2005 through September 30, 2005, for this portfolio company there were total redemptions of $205,694 (cost), interest income of $286,424, other income of $6,389 and net realized losses of $1,124.  For the period from January 1, 2005 through September 30, 2005, for this portfolio company there were total purchases of $1,200,000, redemptions of $1,914,245 (cost), interest income of $894,320, other income of $137,534 and net realized losses of $3,154.

(6) As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the period from July 1, 2005 through September 30, 2005, for this portfolio company there were total redemptions of $118,750 (cost) and interest income of $556,321.  For the period from January 1, 2005 through September 30, 2005, for this portfolio company there were total purchases of $26,000,000, sales of $3,000,000 (cost), redemptions of $118,750 (cost), interest income of $959,889, capital structuring services fees of $862,500 and other income of $1,438.

(7) As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the period from July 1, 2005 through September 30, 2005, for this portfolio company there were total purchases of $45,597,147, total sales of $10,000,000 (cost), interest income of $10,921, capital structuring services fees of $901,250 and other income of $12,500.

(8) Non-U.S. company or principal place of business outside the U.S.

(9) Non-registered investment company.

(10) A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either Libor or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset quarterly (Q) or monthly (M).  For each such loan, we have provided the current interest rate in effect at September 30, 2005.

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2004

Company (1)	Industry	Investment	Interest (9)		Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets

Manufacturing
Qualitor, Inc.	Automotive aftermarket components supplier	Senior secured loan ($2,000,000 par due 12/2009)	8.00% (Base Rate + 2.75%/M)		12/29/04	$2,000,000	$2,000,000	$1.00	(2)
		Junior secured loan ($5,000,000 par due 6/2012)	11.00% (Base Rate + 5.75%/M)		12/29/04	5,000,000	5,000,000	$1.00	(2)

Reflexite Corporation	Developer and manufacturer of high visibility reflective products	Senior subordinated loan ($10,000,833 par due 12/2011)	11.00% cash, 3.00% PIK		12/30/04	10,000,833	10,000,833	$1.00	(2)(3)

Universal Trailer Corporation (5)	Livestock and specialty trailer manufacturer	Senior secured loan ($1,963,872 par due 3/2007)	6.42% (Libor + 4.00%/M)	(10)	10/8/04	1,974,665	1,974,665	$1.01
		Senior subordinated loan ($7,500,000 par due 9/2008)	13.50%		10/8/04	7,527,808	7,528,880	$1.00
		Common stock (50,000 shares)			10/8/04	6,424,645	6,424,645	$128.49	(4)
		Warrants to purchase 22,208 shares			10/8/04	1,505,776	1,505,776	$67.80	(4)

						34,433,727	34,434,799			21.56%

Consumer Products - Non-Durable
Esselte Corporation	Office supply products manufacturer and distributor	Senior notes ($6,777,000 par due 3/2011)	7.63%		12/6/04	6,060,352	5,997,645	$0.89	(6)(7)

Reef Holdings, Inc.	Shoe designer, marketer and distributor	Senior secured loan ($17,500,000 par due 12/2009)	12.50% (Base Rate + 7.25%/Q)		12/21/04	17,500,000	17,500,000	$1.00	(2)
		Common stock (47,118 shares)			10/8/04	2,258,666	2,258,666	$47.94	(4)
		Warrants to purchase 27,043 shares			10/8/04	752,888	752,888	$27.84	(4)

Shoes for Crews, LLC	Safety footwear and slip-related mats manufacturer	Senior secured loan ($1,721,154 par due 7/2010)	6.75% (Base Rate + 2.00%/Q)		10/8/04	1,731,282	1,731,282	$1.01	(2)
		Senior secured revolving loan ($333,333 par due 7/2010)	6.75% (Base Rate + 2.00%/Q)		10/8/04	334,617	334,617	$1.00
										17.89%
						28,637,805	28,575,098

Services - Other
Billing Concepts, Inc.	Billing clearinghouse services	Senior secured loan ($10,000,000 par due 12/2005)	10.63% (Libor + 8.50%/Q)		10/8/04	10,042,007	10,042,007	$1.00
		Senior subordinated loan ($5,212,619 par due 6/2008)	14.00% cash, 4.00% PIK		10/8/04	5,231,589	5,232,490	$1.00	(2)(3)
		Common stock (1,100 shares)			10/8/04	150,578	150,578	$136.89	(4)

Diversified Collection Services, Inc.	Collections services	Senior secured loan ($4,017,391 par due 1/2009)	6.02% (Libor + 4.00%/Q)		10/8/04	4,036,107	4,036,107	$1.00	(2)
		Senior subordinated loan ($2,052,321 par due 7/2010)	12.00% cash, 3.75% PIK		10/8/04	2,059,964	2,060,150	$1.00	(2)(3)
		Preferred stock (114,004 shares)			10/8/04	483,709	483,709	$4.24	(4)
										13.78%
						22,003,954	22,005,041

Forest Products/Containers-Packaging
FlexSol Packaging Corporation	Manufacturer of value-added plastic and flexible packaging	Senior secured loan ($1,000,000 par due 12/2012)	5.78% (Libor + 3.25%/Q)		12/7/04	1,000,000	1,000,000	$1.00	(2)
		Junior secured loan ($2,000,000 par due 12/2012)	9.53% (Libor + 7.00%/Q)		12/7/04	2,000,000	2,000,000	$1.00	(2)

York Label Holdings, Inc.	Consumer product labels manufacturer	Senior subordinated loan ($9,897,956 par due 2/2010)	10.00% cash, 4.00% PIK		11/3/04	9,934,660	9,935,689	$1.00	(2)(3)
		Preferred stock (650 shares)	10.00%		11/3/04	3,387,069	3,387,069	$5,210.88	(3)
		Warrants to purchase 156,000 shares			11/3/04	5,320,408	5,320,408	$34.11	(4)
										13.55%
						21,642,137	21,643,166

Environmental Services
Mactec, Inc.	Engineering and environmental consulting services	Common stock (186 shares)			11/3/04	—	—	$0.00	(4)

United Site Services, Inc.	Portable restroom and site services	Junior secured loan ($10,000,000 par due 6/2010)	10.41% (Libor + 8.00%/Q)		12/2/04	9,950,512	10,000,000	$1.00	(2)
		Senior subordinated loan ($8,456,734 par due 12/2010)	12.00% cash, 4.00% PIK		10/8/04	8,571,374	8,574,034	$1.01	(3)
		Common stock (216,795 shares)			10/8/04	1,353,851	1,353,851	$6.24	(4)
										12.48%
						19,875,737	19,927,885

See accompanying notes to consolidated financial statements.

Company (1)	Industry	Investment	Interest (9)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets

Information Technology
PHNS, Inc.	Information technology and business process outsourcing	Senior subordinated loan ($16,000,000 par due 11/2011)	11.50% cash, 2.25% PIK	11/1/04	15,763,394	16,000,000	$1.00	(3)
									10.02%
					15,763,394	16,000,000

Energy - Service & Equipment
Mechanical Dynamics & Analysis	Steam power generator repair services	Senior subordinated loan ($10,654,348 par due 3/2010)	13.00% cash, 5.00% PIK	10/8/04	10,693,629	10,694,664	$1.00	(2)(3)
		Warrants to purchase 4,067 shares		10/8/04	150,578	150,578	$37.02	(4)
									6.79%
					10,844,207	10,845,242

Housing - Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,112,135 par due 3/2011)	10.00% cash, 5.00% PIK	10/8/04	8,142,178	8,142,855	$1.00	(3)
		Common stock (2,743 shares)		10/8/04	752,888	752,888	$274.48	(4)
		Warrants to purchase 4,464 shares		10/8/04	652,503	652,503	$146.17	(4)
									5.98%
					9,547,569	9,548,246

Consumer Products - Durable
Berkline/Benchcraft Holdings LLC	Furniture manufacturer and distributor	Junior secured loan ($5,000,000 par due 5/2012)	10.50% (Libor + 8.00%/Q)	11/3/04	5,000,000	5,000,000	$1.00	(2)
		Preferred stock (2,536 shares)		10/8/04	1,046,343	1,046,343	$412.60	(4)
		Warrants to purchase 483,020 shares		10/8/04	2,752,559	2,752,559	$5.70	(4)
									5.51%
					8,798,902	8,798,902

Financial
Foxe Basin CLO 2003, Ltd.	Collateralized debt obligation	Preference shares (3,000 shares)		10/8/04	3,011,552	3,011,552	$1,003.85	(7)(8)

Hudson Straits CLO 2004, Ltd.	Collateralized debt obligation	Preference shares (750 shares)		10/8/04	752,888	752,888	$1,003.85	(7)(8)

MINCS-Glace Bay, Ltd.	Collateralized debt obligation	Secured notes ($4,500,000 par due 7/2014)	6.63% (Libor + 5.00%/Q)	10/8/04	4,517,328	4,517,328	$1.00	(7)(8)
									5.19%
					8,281,768	8,281,768

Healthcare - Medical Products
Aircast, Inc.	Manufacturer of orthopedic braces, supports and vascular systems	Senior secured loan ($1,500,000 par due 12/2010)	5.19% (Libor + 2.75%/Q)	12/21/04	1,500,000	1,500,000	$1.00	(2)
		Junior secured loan ($1,000,000 par due 6/2011)	9.44% (Libor + 7.00%/Q)	12/21/04	1,000,000	1,000,000	$1.00	(2)
									1.57%
					2,500,000	2,500,000

Total					$182,329,200	$182,560,147

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

(8) Non-registered investment company.

(9) A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either Libor or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset quarterly (Q) or monthly (M).  For each such loan, we have provided the current interest rate in effect at December 31, 2004.

(10) At December 31, 2004, a portion of this loan equal to $3,873 was earning interest at a rate of 8.25% which is equal to Base Rate plus 3.50%, resetting monthly.

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS(1)

	For the three	For the nine
	months ended	months ended
	September 30, 2005	September 30, 2005
	(unaudited)	(unaudited)
INVESTMENT INCOME:
From non-control/non-affiliate investments:
Interest from investments	$8,700,840	$19,648,671
Interest from cash & cash equivalents	282,092	877,860
Dividend income	—	744,818
Capital structuring service fees	759,615	1,694,698
Other income	91,637	213,797
Total investment income from non-control/non-affiliate investments	9,834,184	23,179,844

From affiliate investments:
Interest from investments	853,666	1,865,130
Capital structuring service fees	901,250	1,763,750
Other income	18,889	151,472
Total investment income from affiliate investments	1,773,805	3,780,352

Total investment income	11,607,989	26,960,196

EXPENSES:
Base management fees	1,380,863	3,222,709
Incentive management fees	2,643,353	4,712,556
Administrative	195,360	684,747
Professional fees	368,146	853,940
Directors fees	74,995	232,803
Insurance	151,019	438,232
Interest and credit facility fees	310,463	748,732
Interest payable to the Investment Adviser	32,167	115,706
Amortization of debt issuance costs	84,855	216,281
Other	122,490	192,248
Total expenses	5,363,711	11,417,954

NET INVESTMENT INCOME	6,244,278	15,542,242

REALIZED AND UNREALIZED GAIN ON INVESTMENTS:
Net realized gains (losses):
Net realized gains from non-control/non-affiliate investment transactions	3,189,827	10,346,269
Net realized losses from affiliate investment transactions	(1,124)	(3,154)
Net realized gains from investment transactions	3,188,703	10,343,115

Net unrealized gains (losses):
Investment transactions from non-control/non-affiliate investments	447,617	103,824
Investment transactions from affiliate investments	1,292	(1,128)
Net unrealized gains from investment transactions	448,909	102,696

Net realized and unrealized gain on investments	3,637,612	10,445,811

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$9,881,890	$25,988,053

BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 4)	$0.42	$1.33

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 4)	23,323,314	19,583,970

(1) For the period from June 23, 2004 (inception) to September 30, 2004, the Company had no operations other than the incurrence of approximately $250,000 in organizational expenses.  Therefore there is no comparable period from the prior year with which to compare the results of operations for the three & nine months ended September 30, 2005.

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2005 (unaudited)

	Common Stock		Capital in Excess of Par	Distributions Less Than (in Excess of) Net Investment	Accumulated Net Realized Gain on Sale of	Net Unrealized Appreciation (Depreciation)	Total Stockholders’
	Shares	Amount	Value	income	Investments	of Investments	Equity
Balance at January 1, 2005	11,066,767	$11,067	$159,602,706	$(136,415)	$—	$230,947	$159,708,305

Issuance of common stock from add-on offering (net of offering and underwriting costs)	12,075,000	12,075	183,859,340	—	—	—	183,871,415

Reimbursement of underwriting costs paid by the Investment Adviser (see Note 9)	—	—	(2,475,000)				(2,475,000)

Shares issued in connection with dividend reinvestment plan	267,717	268	4,691,101				4,691,369

Net increase in stockholders’ equity resulting from operations	—	—	—	15,542,242	10,343,115	102,696	25,988,053

Dividend declared ($0.96 per share)	—	—	—	(15,405,827)	(3,268,822)	—	(18,674,649)

Balance at September 30, 2005	23,409,484	$23,410	$345,678,147	$—	$7,074,293	$333,643	$353,109,493

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2005 (unaudited)

OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$25,988,053
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Realized gain on investment transactions	(10,343,115)
Unrealized gain on investment transactions	(102,696)
Net accretion of discount on securities	(78,621)
Increase in accrued payment-in-kind dividends and interest	(2,243,980)
Amortization of debt issuance costs	216,281
Proceeds from sale and redemption of investments	112,704,621
Purchases of investments	(333,160,023)
Changes in operating assets and liabilities:
Interest receivable	(2,297,712)
Other assets	(563,934)
Accounts payable and accrued expenses	138,362
Management and incentive fees payable	4,947,461
Interest and facility fees payable	214,287
Interest payable to the Investment Adviser	115,706

Net cash used in operating activities	(204,465,310)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	183,871,415
Borrowings on credit facility payable	26,500,000
Dividends paid in cash	(17,303,310)

Net cash provided by financing activities	193,068,105

CHANGE IN CASH AND CASH EQUIVALENTS	(11,397,205)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,806,160

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,408,955

Supplemental Information:
Interest paid during the period	$385,265
Dividends declared during the period	$18,674,649

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2005 (unaudited)

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

Payment in Kind Interest

The Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision.  The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income.  To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash.  For the three months ended September 30, 2005, $783,249 in PIK income was recorded.   For the nine months ended September 30, 2005, $2,243,980 in PIK income was recorded.

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

In order to qualify as a RIC, among other factors, the Company is required to distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code.

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), commencing with the calendar year ending on December 31, 2004, and equals 20% of our realized capital gains for the calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation for such year (see Note 14).

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

For the three months ended September 30, 2005, we incurred $1,380,863 in base management fees, $1,777,526 in incentive management fees related to pre-incentive fee net investment income and $865,827 in incentive management fees related to realized capital gains.   For the nine months ended September 30, 2005, we incurred $3,222,709 in base management fees, $2,648,827 in incentive management fees related to pre-incentive fee net investment income and $2,063,729 in incentive management fees related to realized capital gains.  As of September 30, 2005, $5,222,118 was unpaid and included in management and incentive fees payable in the accompanying consolidated balance sheet.

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

For the three months ended September 30, 2005, we incurred $195,360 in administrative fees.  For the nine months ended September 30, 2005, we incurred $684,747 in administrative fees.  As of September 30, 2005, $195,360 was unpaid and included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

4.                                      EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share resulting from the three months ended September 30, 2005:

Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	$9,881,890

Denominator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	23,323,314

Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$0.42

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share resulting from the nine months ended September 30, 2005:

Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	$25,988,053

Denominator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	19,583,970

Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$1.33

5.                                      INVESTMENTS

For the nine months ended September 30, 2005, the Company purchased (A) $196.9 million aggregate principal amount of senior term debt, (B) $58.0 million aggregate principal amount of senior subordinated debt, (C) $18.0 million aggregate principal amount of senior notes and (D) $60.3 million of investments in equity securities.

In addition, (A) $35.7 million aggregate principal amount of senior term debt, $27.2 million aggregate principal amount of senior subordinated debt and $0.2 million of collateralized debt obligations were redeemed, and (B) $14.0 million aggregate principal amount of senior notes,  $13.0 million aggregate principal amount senior term debt and $3.5 million (cost basis) of investments in equity securities were sold.

As of September 30, 2005, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$15,408,955	$15,408,955
Senior term debt	211,204,233	211,308,156
Senior notes	10,000,000	10,000,000
Senior subordinated debt	110,547,132	110,776,852
Collateralized debt obligations	8,082,378	8,082,378
Equity securities	84,246,109	84,246,109
Total	$439,488,807	$439,822,450

As of December 31, 2004, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$26,806,160	$26,806,160
Senior term debt	63,069,190	63,118,678
Senior notes	6,060,352	5,997,645
Senior subordinated debt	77,925,429	78,169,595
Collateralized debt obligations	8,281,768	8,281,768
Equity securities	26,992,461	26,992,461
Total	$209,135,360	$209,366,307

The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt using the effective interest method.

6.                                      COMMITMENTS AND CONTINGENCIES

As of September 30, 2005, the Company had committed to make a total of approximately $32.3 million of investments in various revolving senior secured loans.  As of September 30, 2005, $27.9 million was unfunded.

7.                                      CREDIT FACILITY PAYABLE

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.  On October 29, 2004, we formed Ares Capital CP Funding LLC (“Ares Capital CP”), a wholly-owned subsidiary of the Company, through which we established a revolving credit facility (the “Facility”). On November 3, 2004 (the “Facility Effective Date”), the Company entered into the Facility that allows Ares Capital CP to issue up to $150.0 million of variable funding certificates (“VFC”).  As part of the Facility, we are subject to limitations as to how borrowed funds may be used including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of VFC that we may issue from time to time.  There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early amortization of the Facility and limit further advances under the Facility and in some cases could be an event of default.  Such limitations, requirements, and associated defined terms are as provided for in the documents governing the Facility.  As of September 30, 2005 there was $82,000,000 outstanding under the Facility and the Company continues to be in compliance with all of the limitations and requirements of the Facility.

The interest charged on the VFC is based on the commercial paper rate plus 1.25% and payable quarterly.  As of September 30, 2005, the commercial paper rate was 3.7415%.   For the three months ended September 30, 2005 the average interest rate (i.e. commercial paper rate plus 1.25%) was 4.7288%.  For the nine months ended September 30, 2005 the average interest rate was 4.2606%. For the three months ended September 30, 2005 the average outstanding balance was $7,894,273.  For the nine months ended September 30, 2005 the average outstanding balance was $21,550,661.  For the three months ended September 30, 2005, the interest expense  incurred was $252,939.  For the nine months ended September 30, 2005, the interest expense incurred was $577,673.   Cash paid for interest expense during the nine months ended September 30, 2005 was $385,265.

The Facility expires on November 2, 2005 unless extended prior to such date for an additional 364-day period with the consent of the lender (see Note 14).  If the Facility is not extended, any principal amounts then outstanding will be amortized over a 24-month period from the termination date.  Upon entering into the Facility, we were required to pay a one-time 0.25% structuring fee.  In April 2005, the Company entered into an amendment that increased the amount available for borrowing under the Facility from $150.0 million to $225.0 million.  As a part of the amendment, the Company was required to pay a one-time structuring fee of 0.25% of the increased available amount equal to $187,500.  Under the terms of the Facility, we are required to pay a renewal fee of 0.375% of the total amount available for borrowing on or around each November 3.  Additionally, we are also required to pay a 0.175% commitment fee for any unused portion of the Facility.  In connection with the April 2005 amendment to the Facility, this commitment fee was temporarily reduced to 0.11% per annum until the earlier of (a) the date the total borrowings outstanding exceed $150.0 million or (b) October 3, 2005, after which the commitment fee will be 0.175% per annum.  For the three months ended September 30, 2005, the commitment fee incurred was $57,524.  For the nine months ended September 30, 2005, the commitment fee incurred was $171,059.

8.                                      DERIVATIVE INSTRUMENTS

As required by the Facility, we entered into a costless collar agreement in order to manage the exposure to changing interest rates related to the Company’s fixed rate investments.  The costless collar agreement is for a notional amount of $20 million, has a cap of 6.5%, a floor of 2.72% and matures in 2008.  The costless collar agreement allows us to receive an interest payment for any quarterly period when the 3-month LIBOR exceeds 6.5%, and requires us to pay an interest payment for any quarterly period when the 3-month LIBOR is less than 2.72%. The costless collar resets quarterly based on the 3-month LIBOR.  As of September 30, 2005, the 3-month LIBOR was 4.07%.  As of September 30, 2005 these derivatives had no fair value.

9.                                      RELATED PARTY TRANSACTIONS

Gross underwriting costs related to the IPO were $7,425,000 or $0.675 per share.  As a part of the IPO, the Investment Adviser, on our behalf, agreed to pay the underwriters $0.225 of the $0.675 per share in underwriting discount and commissions for a total of approximately $2.5 million.  We are obligated to repay this amount, together with accrued interest  (charged at the 3-month LIBOR plus 2% starting on October 8, 2004) (a) if during any four calendar quarter period ending on or after October 8, 2005 the sum of (i) the aggregate distributions, including return of capital, if any,  to the stockholders and (ii) the change in net assets (defined as total assets less indebtedness) equals or exceeds 7.0% of the net assets at the beginning of such period (as adjusted for any share issuances or repurchases) or (b) upon the Company’s liquidation.   On March 8, 2005, the Company’s board of directors approved entering into an amended and restated agreement with the Investment Adviser whereby the Company would be obligated to repay the Investment Adviser for the approximate $2.5 million only if the conditions for repayment referred to above were met before the third anniversary of the IPO.  If one or more such events do not occur on or before October 8, 2007, we will not be obligated to repay this amount to the Investment Adviser.  As of September 30, 2005, such amount was recorded as a payable to the Investment Adviser in the accompanying consolidated balance sheet.  Additionally, the Company also recognized the interest expense related to the amount payable to the Investment Adviser in the accompanying consolidated balance sheet and statement of operations.

In accordance with the Advisory Agreement, we bear all costs and expenses of the operation of the Company and reimburse the Investment Adviser for all such costs and expenses incurred in the operation of the Company.  For the three months ended September 30, 2005, the Investment

Adviser incurred such expenses totaling $102,739.  For the nine months ended September 30, 2005, the Investment Adviser incurred such expenses totaling $144,651.  Accordingly, the Company has recorded a liability at September 30, 2005 to the Investment Adviser and it is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

As of September 30, 2005, Ares Management LLC, of which Ares Capital Management LLC is a wholly-owned subsidiary, owned 666,667 shares of the Company’s common stock representing approximately 2.8% of the total shares outstanding.

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

11.                               DIVIDEND

For the three months ended September 30, 2005, the Company declared a dividend on September 6, 2005 of $0.34 per share for a total of $7,940,174.  The record date was September 16, 2005 and the dividend was distributed on September 30, 2005.  For the three months ended June 30, 2005, the Company declared a dividend on June 20, 2005 of $0.32 per share for a total of $7,413,951.  The record date was June 30, 2005 and the dividend was distributed on July 15, 2005.   For the three months ended March 31, 2005, the Company declared a dividend on February 23, 2005 of $0.30 per share for a total of $3,320,524.  The record date was March 7, 2005 and the dividend was distributed on April 15, 2005.

12.                               FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the nine months ended September 30, 2005 and for the period from June 23, 2004 (inception) through December 31, 2004:

Per Share Data:

		For the period from
	For the nine	June 23, 2004
	months ended	(inception) through
	September 30, 2005	December 31, 2004
Net asset value, beginning of period(1)	$14.43	$15.00

Issuance of common stock	0.45	(0.78)
Effect of antidilution	(0.04)	—
Underwriting costs (reimbursed to)/paid by the Investment Adviser (see Note 9)(2)	(0.13)	0.22
Net investment income for period(2)	0.80	0.25
Net realized and unrealized gains for period(2)	0.53	0.04
Net increase in stockholders’ equity	1.61	(0.27)

Distributions from net investment income	(0.80)	(0.25)
Distributions in excess of net investment income	—	(0.01)
Distributions from net realized capital gains on securities	(0.16)	(0.02)
Total distributions to stockholders before return of capital	(0.96)	(0.28)
Tax return of capital	—	(0.02)
Total distributions	(0.96)	(0.30)

Net asset value at end of period(1)	$15.08	$14.43

Per share market value at end of period	$16.28	$19.43
Total return based on market value(3)	(11.27)%	31.53%
Total return based on net asset value(4)	8.97%	(1.80)%
Shares outstanding at end of period	23,409,484	11,066,767

Ratio/Supplemental Data:
Net assets at end of period	$353,109,493	$159,708,305
Ratio of operating expenses to average net assets(5)	5.18%	5.24%
Ratio of net investment income to average net assets(5)	7.05%	8.54%
Portfolio turnover rate(5)	46%	215%

(1) The net assets used equals the total stockholders’ equity on the consolidated balance sheets.

(2) Weighted average basic per share data.

(3) For the nine months ended September 30, 2005, the total return based on market value equals the decrease of the ending market value at September 30, 2005 of $16.28 per share over the ending market value at December 31, 2004 of $19.43, plus the declared dividend of $0.30 per share for holders of record on March 7, 2005, the declared dividend of $0.32 per share for holders of record on June 30, 2005 and the declared dividend of $0.34 per share for holders of record on September 16, 2005, divided by the market value at December 31, 2004.  For the period from June 23, 2004 (inception) through December 31, 2004, the total return based on market value equals the increase of the ending market value at December 31, 2004 of $19.43 per share over the offering price of $15 per share, plus the declared dividend of $0.30 per share (includes return of capital of $0.01 per share) for holders of record on December 27, 2004, divided by the offering price.  Total return based on market value is not annualized.

(4) For the nine months ended September 30, 2005, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.30 per share for holders of record on March 7, 2005, the declared dividend of $0.32 per share for holders of record on June 30, 2005 and the declared dividend of $0.34 per share for holders of record on September 16, 2005, divided by the beginning net asset value during the period.  The calculation was adjusted for shares issued in connection with dividend reinvestment plan, the issuance of common stock in connection with the Add-on Offering, and the reimbursement of underwriting costs paid by the Investment Adviser.  For the period from June 23, 2004 (inception) through December 31, 2004 the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.30 per share (includes return of capital of $0.01 per share) for holders of record on December 27, 2004, divided by the beginning net asset value during the period.  Total return based on net asset value is not annualized.

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

14.                               SUBSEQUENT EVENTS

Earlier this year, as part of an industry sweep, the Fort Worth District Office of the Securities and Exchange Commission (the “District Office”) conducted a limited scope examination of the Company. As a result of this examination, we received a letter on October 5, 2005 in which the District Office—while noting that the fees we have already paid to our investment adviser do not appear to exceed those allowable by law—raised issues regarding the clarity of the Advisory Agreement and certain aspects of our method of calculation of the capital gains portion of the incentive fee contained in that agreement.

The District Office’s letter noted that the Chief Accountant’s Office of the Division of Investment Management has interpreted the language in Section 205(b)(3)(A) of the Investment Advisers Act of 1940 to generally allow two basic methodologies for calculating the capital gains portion of the incentive fee. The first, called the “period-to-period” method, bases the capital gains fee on realized capital gains net realized capital losses over a specified period (e.g., one year) reduced by the amount of unrealized depreciation over the same period. Under the period-to-period method, the calculation of unrealized depreciation of each portfolio security over the period must be based upon the market value at the end of the period compared to the market value at the beginning of the period. The second, called the “cumulative” method, bases the capital gains fee on the cumulative net realized capital gains less unrealized depreciation as of the date of the calculation, less the amount of fees paid to the adviser to date. Under the cumulative method, the calculation of unrealized depreciation of each portfolio security must be based upon the market value of each security as of the date of such calculation compared to its adjusted cost.

We believe that we intended to use the cumulative method to calculate the capital gains portion of the incentive fee. However, the District Office has raised issues regarding the clarity of the Advisory Agreement. In response the Investment Adviser has agreed that in calculating payments of the capital gains portion of the incentive fee we will use the calculation that results in the lowest incentive fee payment to the Investment Adviser until our next stockholder meeting, where we will seek the vote of our stockholders to clarify or amend and restate the Advisory Agreement to make our method of calculation clear.  We do not expect that the resolution of this inquiry will result in a material adverse effect on us or our stockholders.

On October 18, 2005, we completed a public add-on offering (the “October Add-on Offering”) of 14,500,000 shares of common stock at $15.46 per share, less an underwriting discount and commissions totaling $0.6957 per share.  Total proceeds received from the October Add-on Offering, net of the underwriters’ discount and offering costs, were approximately $213.8 million.  We used a portion of the proceeds to repay outstanding indebtedness under the Facility.

On October 31, 2005, we entered into an amendment to extend the maturity of the Facility to November 1, 2006.

In addition, on November 14, 2005, we entered into an amendment that increased the available amount for borrowing under our Facility from $225.0 million to $350.0 million and decreased the interest rate payable on commercial paper funding from the commercial paper rate plus 125 basis points to the commercial paper rate plus 75 basis points. The amendment also made certain provisions of the Facility more flexible and decreased our commitment fee for unused portions of the Facility from 0.175% to a range from 0.10% to 0.125%, depending on funding levels.

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

OVERVIEW

We are a closed-end, non-diversified management investment company incorporated in Maryland that is regulated as a business development company (a “BDC”) under the Investment Company Act of 1940 (“1940 Act”). We were founded on April 16, 2004 and were initially funded on June 23, 2004.  On October 8, 2004, we completed our initial public offering (the “IPO”) of 11,000,000 common shares, raising net proceeds of $159.8 million.  On March 23, 2005, we completed an add-on offering of 12,075,000 shares of common stock, raising net proceeds of $183.9 million.  On October 18, 2005, we completed an additional add-on offering of 14,500,000 shares of common stock , raising net proceeds of approximately $213.8 million.

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

We have elected to be treated as a regulated investment company, or a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended.  To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements.  Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income that we distribute to our stockholders.

PORTFOLIO AND INVESTMENT ACTIVITY

For the three months ended September 30, 2005, we issued six new commitments in an aggregate amount of $180.1 million ($166.6 million to new portfolio companies and $13.5 million to existing portfolio companies). During the three months ended September 30, 2005, we funded $166.1 million of such commitments ($152.6 million to new portfolio companies and $13.5 million to existing portfolio companies).  We have remaining contractual obligations for $11.4 million with respect to the $14.0 million of commitments issued and not funded. The weighted average yield of new debt funded in connection with such investments is approximately 10.55% (computed as (a) annual stated interest rate earned plus the net annual amortization of original issue discount and market discount earned on accruing loans and debt securities, divided by (b) total loans and debt securities at fair value).

For the three months ended September 30, 2005, the Company purchased (a) $78.8 million aggregate principal amount of senior term debt, (b) $32.5 million aggregate principal amount of senior subordinated debt and (c) $54.8 million of investments in equity securities.  During the same period, (1) $19.9 million aggregate principal amount of senior subordinated debt and (2) $1.1 million aggregate principal amount of senior term debt were redeemed.  Additionally, (A) $14.0 million aggregate principal amount of senior notes, (B) $10.0 million aggregate principal amount of senior term debt, (C) $0.2 million of investments in equity securities and (D) $0.1 million of collateralized debt obligations were sold.  As of September 30, 2005, the Company held investments in 30 portfolio companies.

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

As of September 30, 2005, the weighted average investment grade of the debt in our portfolio is 3.0 and the weighted average yield of such debt and income producing equity securities is approximately 11.28% (computed as (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt, divided by (b) total debt and income producing equity securities at fair value).   As of September 30, 2005, the weighted average yield on our entire portfolio was 10.67%.  The weighted average yield on our senior term debt, senior subordinated debt and income producing equity securities was 9.97%, 14.81%

and 9.77%, respectively.   Of the senior term debt, the weighted average yield attributable to first lien senior term debt and second lien senior term debt was 9.32% and 10.75%, respectively.

RESULTS OF OPERATIONS

We were incorporated on April 16, 2004 and commenced material operations in October 2004. Therefore, there is no comparable period from the prior year with which to compare the results of operations for the three or nine months ended September 30, 2005.

For the three months ended September 30, 2005

Operating results for the three months ended September 30, 2005 are as follows:

Total Investment Income	$11,607,989
Total Expenses	5,363,711
Net Investment Income	6,244,278

Net Realized Gain	3,188,703
Net Unrealized Gain	448,909

Net Increase in Stockholders’ Equity Resulting From Operations	$9,881,890

Investment Income

Total investment income for the period consisted of approximately $9.6 million in interest income from investments, $282,000 in interest income from cash and cash equivalents, $1.7 million in capital structuring service fees from the closing of newly originated loans, and $111,000 in facility fees and other income.  Of the approximately $9.6 million in interest income from investments, non-cash PIK interest income was $783,000.

Expenses

Total expenses for the period consisted of approximately $1.4 million in base management fees, $1.8 million in incentive management fees related to pre-incentive fee net investment income, $866,000 in incentive management fees related to realized capital gains, $195,000 in general and administrative expenses, $368,000 in professional fees, $75,000 for director fees, $151,000 in insurance expense, $310,000 in interest expense and credit facility fees, $32,000 in interest expense payable to the Investment Adviser (related to underwriting costs payable to the Investment Adviser), $85,000 in amortization of debt issuance cost and $122,000 in other expenses.

Net Unrealized Appreciation on Investments

For the three months ended September 30, 2005, the Company’s investments had an increase in net unrealized appreciation of $449,000.

Net Realized Gains/Losses

During the three months ended September 30, 2005, the Company had $48.4 million of sales and repayments resulting in $3.2 million of net realized gains.

Net Increase in Stockholders’ Equity Resulting From Operations

Net increase in stockholders’ equity resulting from operations for the period was approximately $9.9 million.  Based on the weighted average shares outstanding during the three months ended September 30, 2005, our net increase in stockholders’ equity resulting from operations per common share was $0.42.

For the nine months ended September 30, 2005

Operating results for the nine months ended September 30, 2005 are as follows:

Total Investment Income	$26,960,196
Total Expenses	11,417,954
Net Investment Income	15,542,242

Net Realized Gain	10,343,115
Net Unrealized Gain	102,696

Net Increase in Stockholders’ Equity Resulting From Operations	$25,988,053

Investment Income

Total investment income for the period consisted of approximately $21.5 million in interest income from investments, $878,000 in interest income from cash and cash equivalents, $745,000 in dividend income from investments, $3.5 million in capital structuring service fees from the closing of newly originated loans, and $365,000 in facility fees and other income.  Of the approximately $21.5 million in interest income from investments, non-cash PIK interest income was $2.2 million.

Expenses

Total expenses for the period consisted of approximately $3.2 million in base management fees, $2.6 million in incentive management fees related to pre-incentive fee net investment income, $2.1 million in incentive management fees related to realized capital gains, $685,000 in general and administrative expenses, $854,000 in professional fees, $233,000 for director fees, $438,000 in insurance expenses, $749,000 in interest expense and credit facility fees, $116,000 in interest expense payable to the Investment Adviser (related to underwriting costs payable to the Investment Adviser), $216,000 in amortization of debt issuance cost and $192,000 in other expenses.

Net Unrealized Appreciation on Investments

For the nine months ended September 30, 2005, the Company’s investments had an increase in net unrealized appreciation of $103,000.

Net Realized Gains/Losses

During the nine months ended September 30, 2005, the Company had $104.1 million of sales and repayments resulting in $10.3 million of net realized gains.

Net Increase in Stockholders’ Equity Resulting From Operations

Net increase in stockholders’ equity resulting from operations for the period was approximately $26.0 million.  Based on the weighted average shares outstanding during the nine months ended September 30, 2005, our net increase in stockholders’ equity resulting from operations per common share was $1.33.

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

On October 18, 2005, we completed an add-on public offering (the “October Add-on Offering”) of 14,500,000 shares of common stock at $15.46 per share, less an underwriting discount and commissions totaling $0.6957 per share.  We received approximately $213.8 million in proceeds net of underwriting and offering costs.

A portion of the proceeds from the October Add-on Offering was used to repay outstanding indebtedness under our credit facility (the “Facility”).  The remaining unused portion of the proceeds from the October Add-on Offering will be used to fund investments in portfolio companies in accordance with our investment objectives and strategies.

On November 14, 2005, we entered into an amendment that increased the available amount for borrowing under our Facility from $225.0 million to $350.0 million and decreased the interest rate payable on commercial paper funding from the commercial paper rate plus 125 basis points to the commercial paper rate plus 75 basis points. The amendment also made certain provisions of the Facility more flexible and decreased our commitment fee for unused portions of the Facility from 0.175% to a range from 0.10% to 0.125%, depending on funding levels.

As of September 30, 2005 and December 31, 2004, the fair value of investments and cash and cash equivalents, and the outstanding borrowings under the Facility were as follows:

	September 30, 2005	December 31, 2004
Cash and cash equivalents	$15,408,955	$26,806,160
Senior term debt	211,308,156	63,118,678
Senior notes	10,000,000	5,997,645
Senior subordinated debt	110,776,852	78,169,595
Collateralized debt obligations	8,082,378	8,281,768
Equity securities	84,246,109	26,992,461
Total	$439,822,450	$209,366,307

Outstanding borrowings	$82,000,000	$55,500,000

The available amount for borrowing under the Facility is $350.0 million (see Notes 7 and 14 to the consolidated financial statements for more detail of the Facility arrangement).  As of September 30, 2005, there was $82,000,000 outstanding under the Facility.  The Facility expires on November 1, 2006 unless extended prior to such date with the consent of the lenders.

For the quarter ending September 30, 2005, average total assets was $392.3 million.

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2005, the Company had committed to make a total of approximately $32.3 million of investments in various revolving senior secured loans.  As of September 30, 2005, $27.9 million was unfunded.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.

Interest Rate Risk

As of September 30, 2005, approximately 40% of the investments in our portfolio were at fixed rates while approximately 55% were at variable rates.  In addition, the Facility is a variable rate borrowing facility.

To illustrate the potential impact of changes in interest rates, we have performed the following analysis based on our September 30, 2005 balance sheet and assuming no changes in our investment and borrowing structure.  Under this analysis, a 100 basis point increase in the various base rates would result in an increase in interest income of approximately $2,192,000 and an increase in interest expense of $820,000 over the next 12 months.  A 100 basis point decrease in the various base rates would result in a decrease in interest income of approximately $2,192,000 and a decrease in interest expense of $820,000 over the next 12 months.

On January 7, 2005, we entered into a costless collar agreement in order to manage the exposure to changing interest rates related to the Company’s fixed rate investments.  The costless collar agreement was for a notional amount of $20 million, has a cap of 6.5%, a floor of 2.72% and matures in 2008.  The costless collar agreement allows us to receive an interest payment when the 3-month LIBOR exceeds 6.5% and obligates us to pay an interest payment when the 3-month LIBOR is less than 2.72%.  The costless collar resets quarterly based on the 3-month LIBOR.  As of September 30, 2005, the 3-month LIBOR was 4.07%.  As of September 30, 2005, these derivatives had no fair value.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a defendant in any pending legal proceeding, and no such proceedings are known to be contemplated.

Earlier this year, as part of an industry sweep, the Fort Worth District Office of the Securities and Exchange Commission (the “District Office”) conducted a limited scope examination of the Company. As a result of this examination, we received a letter on October 5, 2005 in which the District Office—while noting that the fees we have already paid to our investment adviser do not appear to exceed those allowable by law—raised issues regarding the clarity of our investment advisory and management agreement and certain aspects of our method of calculation of the capital gains portion of the incentive fee contained in that agreement.

The District Office’s letter noted that the Chief Accountant’s Office of the Division of Investment Management has interpreted the language in Section 205(b)(3)(A) of the Investment Advisers Act of 1940 to generally allow two basic methodologies for calculating the capital gains portion of the incentive fee. The first, called the “period-to-period” method, bases the capital gains fee on realized capital gains net realized capital losses over a specified period (e.g., one year) reduced by the amount of unrealized depreciation over the same period. Under the period-to-period method, the calculation of unrealized depreciation of each portfolio security over the period must be based upon the market value at the end of the period compared to the market value at the beginning of the period. The second, called the “cumulative” method, bases the capital gains fee on the cumulative net realized capital gains less unrealized depreciation as of the date of the calculation, less the amount of fees paid to the adviser to date. Under the cumulative method, the calculation of unrealized depreciation of each portfolio security must be based upon the market value of each security as of the date of such calculation compared to its adjusted cost.

We believe that we intended to use the cumulative method to calculate the capital gains portion of the incentive fee. However, the District Office has raised issues regarding the clarity of our investment advisory and management agreement. In response our investment adviser has agreed that in calculating payments of the capital gains portion of the incentive fee we will use the calculation that results in the lowest incentive fee payment to the investment adviser until our next stockholder meeting, where we will seek the vote of our stockholders to clarify or amend and restate our investment advisory and management agreement to make our method of calculation clear. (see Note 3 to the consolidated financial statements for more detail).  We do not expect that the resolution of this inquiry will result in a material adverse effect on us or our stockholders.

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

None.

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

ARES CAPITAL CORPORATION

Dated: November 14, 2005	By	/s/ Michael J. Arougheti

Michael J. Arougheti
President

	By	/s/ Daniel F. Nguyen

Daniel F. Nguyen
Chief Financial Officer