Form 10-K
period 2005-12-31
ARES CAPITAL CORP
filed 2006-02-28
CIK 1287750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on February 24, 2006, based on the closing price on that date of $16.89 on the Nasdaq National Market, was $630,680,724. As of February 24, 2006 there were 37,340,481 shares of the registrant’s common stock outstanding.

Portions of the registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.   Business

FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K (the “Annual Report”) constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report involve risks and uncertainties, including statements as to:

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

GENERAL

Ares Capital Corporation, a Maryland corporation (together with its subsidiaries, where applicable, “Ares Capital,” the “Company” or the “Registrant,” which may also be referred to as “we,” “us,” or “our”) is a closed-end, non-diversified management investment company that is regulated as a business development company or a “BDC” under the Investment Company Act of 1940, or the “1940 Act.” We were founded in April 2004, completed our initial public offering on October 8, 2004 and completed two additional equity offerings in March 2005 and October 2005. Ares Capital’s investment objectives are to generate both current income and capital appreciation through debt and equity investments by primarily investing in U.S. middle market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive.

We primarily invest in first and second lien senior loans and long-term mezzanine debt. First and second lien senior loans generally are senior debt instruments that rank ahead of subordinated debt of a given portfolio company. These loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of or be junior to other security interests. Mezzanine debt is subordinated to senior loans and is generally unsecured. In some cases, we may also receive warrants or options in connection with our debt instruments. Our investments have generally ranged between $10 million and $50 million each, although the investment sizes may be more or less than the targeted range and are expected to grow with our capital availability. We also, to a lesser extent, make equity investments in private middle market companies. These investments have generally been less than $10 million each (but may grow with our capital availability) and are usually made in conjunction with loans we make to these companies. In this Annual Report, we generally use the term “middle market” to refer to companies with annual EBITDA between $5 million and $50 million. EBITDA represents net income before net interest expense, income tax expense, depreciation and amortization.

The first and second lien senior loans generally have stated terms of three to ten years and the mezzanine debt investments generally have stated terms of up to ten years, but the expected average life of such first and second lien loans and mezzanine debt is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. The debt that we invest in typically is not rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than ‘‘Baa3’’ by Moody’s or lower than ‘‘BBB’’ by Standard & Poor’s). We may invest without limit in debt of any rating, including securities that have not been rated by any nationally recognized statistical rating organization.

We believe that our investment adviser, Ares Capital Management LLC (“Ares Capital Management” or “investment adviser’), is able to leverage the current investment platform, resources and existing relationships with financial sponsors, financial institutions, hedge funds and other investment firms of Ares Partners Management Company LLC and its affiliated companies (collectively, “Ares”) to provide us with attractive investments. In addition to deal flow, the Ares investment platform assists our investment adviser in analyzing, structuring and monitoring investments. Ares’ senior principals have worked together for many years and have substantial experience in investing in senior loans, high yield bonds, mezzanine debt and private equity. The Company has access to the Ares staff of approximately 45 investment professionals and to the 28 administrative professionals employed by Ares who provide assistance in accounting, legal, compliance and investor relations.

While our primary focus is to generate current income and capital appreciation through investments in first and second lien senior loans and mezzanine debt and, to a lesser extent, equity securities of private companies, we also may invest up to 30% of the portfolio in opportunistic investments. Such investments may include investments in high-yield bonds, debt and equity securities in collateralized debt obligation vehicles and distressed debt or equity securities of public companies. We expect that these public companies generally will have debt that are non-investment grade. As part of this 30% of the portfolio, we may also invest in debt of middle market companies located outside of the United States, which investments are not anticipated to be in excess of 10% of the portfolio at the time such investments are made.

About Ares

Ares is an independent Los Angeles based firm with approximately over $10.0 billion of total committed capital and over 100 employees as of January 31, 2006. Ares was founded in 1997 by a group of highly experienced investment professionals.

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

Ares is comprised of the following groups:

•       Capital Markets Group. The Ares Capital Markets Group currently manages a variety of funds and investment vehicles that have approximately $6.4 billion of committed capital, focusing primarily on syndicated senior secured loans, high yield bonds, distressed debt, other liquid fixed income investments and other publicly traded debt securities.

•       Private Debt Group. The Ares Private Debt Group manages the assets of Ares Capital. The Private Debt Group focuses primarily on non-syndicated first and second lien senior loans and mezzanine debt.

•       Private Equity Group. The Ares Private Equity Group manages the Ares Corporate Opportunities Fund, L.P. and the Ares Corporate Opportunities Fund II, L.P. (collectively referred to as “ACOF”), which together have $2.5 billion of committed capital as of January 31, 2006. ACOF generally makes private equity investments in companies in amounts substantially larger than the private equity investments anticipated to be made by Ares Capital. The Private Equity Group generally focuses on control-oriented equity investments in under-capitalized companies or companies with capital structure issues.

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

Ares Capital Management

Ares Capital Management, our investment adviser, is served by a dedicated origination and transaction development team of 12 investment professionals, including our President, Michael J. Arougheti, which team is augmented by Ares’ additional investment professionals, primarily its 21 member Capital Markets Group. Ares Capital Management’s investment committee has five members, including Mr. Arougheti and 4 founding members of Ares. In addition, Ares Capital Management leverages off of Ares’ entire investment platform and benefits from Ares’ investment professionals’ significant capital markets, trading and research expertise developed through Ares industry analysts. Ares’ industry analysts currently maintain research on over 600 companies. Ares funds have made investments in over 650 companies in over 30 different industries and currently hold over 300 investments in over 30 different industries.

MARKET OPPORTUNITY

We believe the environment for investing in middle market companies is attractive for the following reasons:

•       We believe that many senior lenders have, in recent years, de-emphasized their service and product offerings to middle market businesses in favor of lending to large corporate clients and managing capital markets transactions.

•       We believe there is increased demand among private middle market companies for primary capital. Many middle market firms have faced increased difficulty raising debt in the capital markets, due to a continuing preference for larger size high yield bond issuances.

•       We believe there is a large pool of uninvested private equity capital for middle market companies. We expect private equity firms will seek to leverage their investments by combining capital with senior secured loans and mezzanine debt from other sources.

COMPETITIVE ADVANTAGES

We believe that we have the following competitive advantages over other capital providers in middle market companies:

Existing investment platform

Ares currently manages approximately over $10.0 billion of committed capital in the related asset classes of syndicated loans, high yield bonds, mezzanine debt and private equity. We believe Ares’ current investment platform provides a competitive advantage in terms of access to origination and marketing activities and diligence for Ares Capital.

Seasoned management team

Antony Ressler, Bennett Rosenthal, John Kissick and David Sachs are all founding members of Ares who serve on Ares Capital Management’s investment committee. These professionals have an average of over 20 years experience in leveraged finance, including substantial experience in investing in leveraged loans, high yield bonds, mezzanine debt, distressed debt and private equity securities. In addition, our President, Michael J. Arougheti also serves on the investment committee and leads a dedicated origination and transaction development team of 12 investment professionals (including Mr. Arougheti), which team is augmented by Ares’ additional investment professionals, primarily its 21 member Capital Markets Group. As a result of Ares’ extensive investment experience, Ares and its senior principals have developed a strong reputation in the capital markets. We believe that this experience affords Ares Capital a competitive advantage in identifying and investing in middle market companies with the potential to generate positive returns.

Experience and focus on middle market companies

Ares has historically focused on investments in middle market companies and we benefit from this experience. Our investment adviser uses Ares’ extensive network of relationships with intermediaries focused on middle market companies, including management teams, members of the investment banking community, private equity groups and other investment firms with whom Ares has had long-term relationships. We believe this network enables us to attract well-positioned prospective portfolio company investments. In particular, our investment adviser works closely with the Ares’ Capital Markets Group investment professionals who oversee a portfolio of investments in over 300 companies and provide access to an extensive network of relationships and special insights into industry trends and the state of the capital markets.

Disciplined investment philosophy

In making its investment decisions, our investment adviser has adopted Ares’ long-standing, consistent investment approach that was developed over 13 years ago by several of its founders. Ares Capital Management’s investment philosophy and portfolio construction involves an assessment of the overall macroeconomic environment, financial markets and company-specific research and analysis. Our investment approach emphasizes capital preservation, low volatility and minimization of downside risk. In addition to engaging in extensive due diligence from the perspective of a long-term investor, Ares Capital Management’s approach seeks to reduce risk in investments by focusing on:

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

As a BDC, we are required to comply with certain regulatory requirements. For example, we would not generally be permitted to invest in any portfolio company in which Ares or any of its affiliates currently has an investment (although we may co-invest on a concurrent basis with funds managed by Ares, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures). Some of these co-investments would only be permitted pursuant to an exemptive order from the Securities and Exchange Commission and we have currently determined not to pursue obtaining such an order.

Also, while we are permitted to finance investments using debt, our ability to use debt is limited in certain significant respects. We borrow funds to make additional investments. We have elected to be treated for federal income tax purposes as a regulated investment company, or a RIC, under Subchapter M of the Code.

INVESTMENTS

We have created a diversified portfolio that includes first and second lien senior loans and mezzanine debt by investing a range of $10 million to $50 million of capital, on average, although the investment sizes may be more or less and are expected to grow with our capital availability. We also, to a lesser extent, make equity investments in private middle market companies. These investments are generally been less than $10 million each (but may grow with our capital availability) and are usually made in conjunction with loans we make to these companies. In addition to originating investments, we acquire investments in the secondary market.

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

In making an equity investment, in addition to considering the factors discussed below under ‘‘Investment Selection,’’ we also consider the anticipated timing of a liquidity event, such as a public offering, sale of the company or redemption of our equity securities.

Our principal focus is investing in first and second lien senior loans and mezzanine debt and, to a lesser extent, equity capital, of middle market companies in a variety of industries. We generally target companies that generate positive cash flows. Ares has a staff of 16 investment professionals who specialize in specific industries. We generally seek to invest in companies from the industries in which Ares’ investment professionals have direct expertise. The following is a representative list of the industries in which Ares has invested.

•       Aerospace and Defense

•       Airlines

•       Broadcasting/Cable

•       Cargo Transport

•       Chemicals

•       Consumer Products

•       Containers/Packaging

•       Education

•       Energy

•       Environmental Services

•       Farming and Agriculture

•       Financial

•       Food and Beverage

•       Gaming

•       Health Care

•       Homebuilding

•       Lodging and Leisure

•       Manufacturing

•       Metals/Mining

•       Paper and Forest Products

•       Printing/Publishing

•       Retail

•       Restaurants

•       Supermarket and Drug

•       Technology

•       Utilities

•       Wireless and Wireline Telecom

However, we may invest in other industries if we are presented with attractive opportunities.

The industry and geographic information of the portfolio as of December 31, 2005 and 2004, were as follows:

Industry	2005	2004
Health Care	13.1%	10.1%
Containers/Packaging	12.0	11.9
Other Services	12.0	12.1
Consumer Products	11.2	20.5
Environmental Services	11.0	10.9
Restaurants	10.6	0.0
Manufacturing	9.5	18.9
Education	5.6	0.0
Financial	3.0	4.5
Printing/Publishing	2.8	0.0
Aerospace and Defense	2.7	0.0
Cargo Transport	2.1	0.0
Farming and Agriculture	1.8	0.0
Homebuilding	1.7	5.2
Broadcasting/Cable	0.9	0.0
Energy	0.0	5.9
Total	100.0%	100.0%
Geographic Region
West	38.9%	32.1%
Mid-Atlantic	24.3	11.6
Midwest	12.3	19.3
Northeast	11.3	16.4
Southeast	10.2	12.8
International	3.0	7.8
Total	100.0%	100.0%

As a result of regulatory restrictions, we are not permitted to invest in any portfolio company in which Ares or any affiliate currently has an investment (although we may co-invest on a concurrent basis with funds managed by Ares, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures). Some of these co-investments would only be permitted pursuant to an exemptive order from the Securities and Exchange Commission and we have currently determined not to pursue obtaining such an order.

In addition to such investments, we may invest up to 30% of the portfolio in opportunistic investments in high-yield bonds, debt and equity securities in collateralized debt obligation vehicles, distressed debt or equity securities of public companies. We expect that these public companies generally will have debt that is non-investment grade. We also may invest in debt of middle market companies located outside of the United States, which investments are not anticipated to be in excess of 10% of the portfolio at the time such investments are made.

INVESTMENT SELECTION

Ares’ investment philosophy was developed over the past 13 years and has remained consistent throughout a number of economic cycles. In managing the Company, Ares Capital Management employs the same investment philosophy and portfolio management methodologies used by the investment professionals of Ares in Ares’ private investment funds.

Ares Capital Management’s investment philosophy and portfolio construction involves:

•       an assessment of the overall macroeconomic environment and financial markets;

•       company-specific research and analysis; and

•       with respect to each individual company, an emphasis on capital preservation, low volatility and minimization of downside risk.

The foundation of Ares’ investment philosophy is intensive credit investment analysis, a strict sales discipline based on both market technicals and fundamental value-oriented research and diversification strategy. Ares Capital Management follows a rigorous process based on:

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

Investment structure

Once we have determined that a prospective portfolio company is suitable for investment, we work with the management of that company and its other capital providers, including senior, junior, and equity capital providers, to structure an investment. We negotiate among these parties to agree on how our investment is expected to perform relative to the other capital in the portfolio company’s capital structure.

Debt investments

We invest in portfolio companies primarily in the form of first and second lien senior loans and long-term mezzanine debt. The first and second lien senior loans generally have terms of three to ten years. We generally obtain security interests in the assets of our portfolio companies that will serve as collateral in support of the repayment of the first and second lien senior loans. This collateral may take the form of first or second priority liens on the assets of a portfolio company.

We structure our mezzanine investments primarily as unsecured, subordinated loans that provide for relatively high, fixed interest rates that provide us with significant current interest income. The mezzanine debt investments generally have terms of up to ten years. These loans typically have interest-only payments in the early years, with amortization of principal deferred to the later years of the mezzanine debt. In some cases, we may enter into loans that, by their terms, convert into equity or additional debt or defer payments of interest (or at least cash interest) for the first few years after our investment. Also, in some cases our mezzanine debt will be collateralized by a subordinated lien on some or all of the assets of the borrower.

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

Our debt investments may include equity features, such as warrants or options to buy a minority interest in the portfolio company. Warrants we receive with our debt may require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as puts, or rights to sell such securities back to the company, upon the occurrence of specified events. In many cases, we also obtain registration rights in connection with these equity interests, which may include demand and ‘‘piggyback’’ registration rights.

Equity investments

Our equity investments may consist of preferred equity that is expected to pay dividends on a current basis or preferred equity that does not pay current dividends. Preferred equity generally has a preference over common equity as to distributions on liquidation and dividends. In some cases, we may acquire common equity. In general, our equity investments are not control-oriented investments and in many cases we acquire equity securities as part of a group of private equity investors in which we are not the lead investor. With respect to preferred or common equity investments, these investments have generally been less than $10 million each (but may grow with our capital availability) and are usually made in conjunction with loans we make to these companies. In many cases, we will also obtain registration rights in connection with these equity interests, which may include demand and ‘‘piggyback’’ registration rights.

ON-GOING RELATIONSHIPS WITH AND MONITORING OF PORTFOLIO COMPANIES

Ares Capital Management closely monitors each investment we make, maintains a regular dialogue with both the management team and other stakeholders and seeks specifically tailored financial reporting. In addition, senior investment professionals of Ares sometimes take board seats or obtain board observation rights. As of December 31, 2005, Ares Capital Management has board seats or board observation rights on more than 26% of the operating companies in our portfolio.

Post-investment, in addition to covenants and other contractual rights, Ares seeks to exert significant influence through board participation, when appropriate, and by actively working with management on strategic initiatives. Ares often introduces managers of companies in which they have invested to other portfolio companies to capitalize on complementary business activities and best practices.

In addition to various risk management and monitoring tools, we grade all loans on a scale of 1 to 4. This system is intended to reflect the performance of the borrower’s business, the collateral coverage of the loans and other factors considered relevant. Under this system, loans with a grade of 4 involve the least amount of risk in our portfolio. The borrower is performing above expectations and the trends and risk factors are generally favorable. Loans graded 3 involve a level of risk that is similar to the risk at the time of origination. The borrower is performing as expected and the risk factors are neutral to favorable. All new loans are initially graded 3. Loans graded 2 involve a borrower performing below expectations and indicates that the loan’s risk has increased materially since origination. The borrower is generally out of compliance with debt covenants, however, loan payments are generally not more than 120 days past due. For loans graded 2, we expect to increase procedures to monitor the borrower and the fair value generally will be lowered. A loan grade of 1 indicates that the borrower is performing materially below expectations and that the loan risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans graded 1 are not anticipated to be repaid in full. We believe that as of December 31, 2005, the weighted average investment grade of the debt in our portfolio was 3.1.

MANAGERIAL ASSISTANCE

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may receive fees for these services. Ares Technical Administration, LLC (“Ares Administration”) provides such managerial assistance on our behalf to portfolio companies that request this assistance.

INVESTMENT ADVISORY AND MANAGEMENT AGREEMENT

Management services

Ares Capital Management serves as our investment adviser. Ares Capital Management is an investment adviser that is registered as an investment adviser under the Investment Advisers Act of 1940. Subject to the overall supervision of our board of directors, the investment adviser manages the day-to-day operations of, and provides investment advisory and management services to, Ares Capital. Under the terms of an investment advisory and management agreement, Ares Capital Management:

•       determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•       identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies);

•       closes and monitors the investments we make; and

•       determines the securities and other assets that we purchase, retain or sell.

Ares Capital Management’s services under the investment advisory and management agreement are not exclusive, and it is free to furnish similar services to other entities.

Management fee

Pursuant to the investment advisory and management agreement, we pay Ares Capital Management a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.5% of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds). The base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter will be appropriately pro rated.

The incentive fee has the following two parts:

One part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, debt instruments with payment-in-kind interest, preferred stock with payment-in-kind dividends and zero coupon securities), accrued income that we have not yet received in cash. The investment adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never receive as a result of a default by an entity on the obligation that resulted in the accrual of such income.

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate for a quarter, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses.

Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, will be compared to a fixed “hurdle rate” of 2.00% per quarter. If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for our investment adviser to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. Our pre-incentive fee net investment income used to calculate this part of the incentive fee is also included in the amount of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds) used to calculate the 1.5% base management fee.

We will pay Ares Capital Management an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•       no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate;

•       100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.50% in any calendar quarter. We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 2.50%) as the “catch-up.” The “catch-up” is meant to provide our investment adviser with 20% of our pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 2.50% in any calendar quarter; and

•       20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.50% in any calendar quarter.

These calculations will be appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and management agreement, as of the termination date) and will equal 20.0% of our realized capital gains for the calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation for such year.

Last year, as part of an industry sweep, the SEC’s Fort Worth District Office (the “District Office”) conducted a limited scope examination of the Company. As a result of this examination, by letter dated September 29, 2005, the District Office—while noting that the fees we have already paid to our investment adviser do not appear to exceed those allowable by law—raised issues regarding the clarity of the language in our investment advisory and management agreement and certain aspects of our method of calculation of the capital gains portion of the incentive fee contained in that agreement.

The District Office’s letter noted that the Chief Accountant’s Office of the Division of Investment Management has interpreted the language in Section 205(b)(3)(A) of the Investment Advisers Act of 1940 to generally allow two basic methodologies for calculating the capital gains portion of the incentive fee. The first, called the “period-to-period” method, bases the capital gains fee on realized capital gains net  of realized capital losses over a specified period (e.g., one year) reduced by the amount of unrealized depreciation over the same period. Under the period-to-period method, the calculation of unrealized depreciation of each portfolio security over the period must be based upon the market value at the end of the period compared to the market value at the beginning of the period. The second, called the “cumulative” method, bases the capital gains fee on the cumulative net realized capital gains less unrealized depreciation as of the date of the calculation, less the amount of fees paid to the adviser to date. Under the cumulative method, the calculation of unrealized depreciation of each portfolio security must be based upon the market value of each security as of the date of such calculation compared to its adjusted cost.

We intended to use the cumulative method to calculate the capital gains portion of the incentive fee. However, the District Office raised issues regarding the clarity of the language in our investment advisory and management agreement. In response, our investment adviser agreed that in calculating payments of the capital gains portion of the incentive fee, we would use the calculation that results in the lowest incentive fee payment to the investment adviser until our next stockholder meeting, where we would seek the vote of our stockholders to clarify or amend and restate our investment advisory and management agreement to make our method of calculation more clear.

Payment of our expenses

All investment professionals of the investment adviser and its staff when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by Ares Capital Management. We bear all other costs and expenses of our operations and transactions, including those relating to: organization; calculation of our net asset value (including the cost and expenses of any independent valuation firm); expenses incurred by Ares Capital Management payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies; interest payable on debt, if any, incurred to finance our investments; offerings of our common stock and other securities; investment advisory and management fees; administration fees; fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments; transfer agent and custodial fees; registration fees; listing fees; taxes; independent directors’ fees and expenses; costs of preparing and filing reports or other documents of the SEC; the costs of any reports, proxy statements or other notices to stockholders, including printing costs; to the extent we are covered by any joint insurance policies, our allocable portion of the insurance premiums for such policies; direct costs and expenses of administration, including auditor and legal costs; and all other expenses incurred by us or Ares Administration in connection with administering our business, such as our allocable portion of overhead under the administration agreement, including rent and our allocable portion of the salary and cost of our officers (including our chief compliance officer, our chief financial officer, and our vice president of investor relations and treasurer) and their respective staffs (including travel).

Duration and termination

Unless terminated earlier as described below, the investment advisory and management agreement will remain in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The investment advisory and management agreement will automatically terminate in the event of its assignment. The investment advisory and management agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

Indemnification

The investment advisory and management agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, Ares Capital Management, its members and their respective officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from Ares Capital for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Ares

Capital Management’s services under the investment advisory and management agreement or otherwise as an investment adviser of Ares Capital.

Organization of the investment adviser

Ares Capital Management LLC is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act. The principal executive offices of Ares Capital Management are located at 1999 Avenue of the Stars, Suite 1900, Los Angeles, California 90067.

ADMINISTRATION AGREEMENT

Pursuant to a separate administration agreement, Ares Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the administration agreement, Ares Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the Securities and Exchange Commission. In addition, Ares Administration assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement will be equal to an amount based upon our allocable portion of Ares Administration’s overhead in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our officers and their respective staffs. Under the administration agreement, Ares Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The administration agreement may be terminated by either party without penalty upon 60-days’ written notice to the other party.

Indemnification

The administration agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, Ares Administration, its members and their respective officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from Ares Capital for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Ares Administration’s services under the administration agreement or otherwise as administrator for Ares Capital.

COMPETITION

Our primary competitors to provide financing to middle market companies include public and private funds, commercial and investment banks, commercial financing companies and private equity funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. We use the industry information of Ares’ investment professionals to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of the members of Ares Capital Management’s investment committees and of the senior principals of Ares, enable us to learn about, and compete effectively for, financing opportunities with attractive middle market companies in the industries in which we seek to invest.

LEVERAGE

In October 2004, our wholly owned subsidiary Ares Capital CP Funding LLC (“Ares Capital CP”), a single member, special purpose, limited liability company was established for the limited purpose of entering into a credit facility (the “CP Funding Facility”). On November 3, 2004, Ares Capital CP entered into the CP Funding Facility, pursuant to which Ares Capital CP may obtain financing for the acquisition of loans from Ares Capital.

On April 8, 2005, we amended the CP Funding Facility to increase the amount available for borrowing from $150,000,000 to $225,000,000.

On October 31, 2005, we entered into an amendment to extend the maturity of the CP Funding Facility to November 1, 2006.

On November 14, 2005, we amended the CP Funding Facility to increase the available amount for borrowing from $225,000,000 to $350,000,000.

Under the CP Funding Facility, funds are loaned to Ares Capital CP by or through Wachovia Capital Markets, LLC at prevailing commercial paper rates, or if the commercial paper market is at any time unavailable at prevailing LIBOR rates, plus, in each case, an applicable spread. The funds are used for the simultaneous purchase by Ares Capital CP from the Company of loan investments originated or otherwise acquired by the Company. Through this simultaneous purchase from the Company by Ares Capital CP with funds obtained by Ares Capital CP from the CP Funding Facility, the Company is able to obtain the benefits of the CP Funding Facility.

As part of the CP Funding Facility, we are subject to limitations as to how borrowed funds may be used including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of funds that Ares Capital CP may obtain. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early amortization of the CP Funding Facility and limit further advances under the CP Funding Facility and in some cases could be an event of default. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the CP Funding Facility. The interest charged on the funds is based on the commercial paper rate plus 0.75% and payable quarterly. As of December 31, 2005, the commercial paper rate was 4.3223%. The CP Funding Facility expires on November 1, 2006 unless extended prior to such date with the consent of the lender. If the CP Funding Facility is not extended, any principal amounts then outstanding will be amortized over a 24 month period through a termination date of November 2, 2008. Under the terms of the CP Funding Facility, we are required to pay a one-time 0.25% structuring fee and a 0.375% renewal fee on each of the two years following the closing date of the CP Funding Facility. Additionally, we are also required to pay a commitment fee (as described below) for any unused portion of the CP Funding Facility.

In connection with amending the CP Funding Facility on April 8, 2005, we paid a one-time structuring fee of 0.25% of the increased available amount equal to $187,500, and agreed to pay a 0.375% renewal fee on the new total amount available for borrowing amount.

In connection with amending the CP Funding Facility on November 14, 2005, we paid a one-time structuring fee of 0.25% of the increased available amount equal to $312,500. The interest rate payable on commercial paper funding decreased from the commercial paper rate plus 125 basis points to the commercial paper rate plus 75 basis points. The amendment also made certain provisions of the credit facility more flexible and decreased our commitment fee for unused portions of the credit facility from 0.175% to a range from 0.10% to 0.125%, depending on funding levels.

As of December 31, 2005, the principal amount outstanding under the CP Funding Facility was $18,000,000.

On December 28, 2005, we entered into a Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility” and, together with the CP Funding Facility, the “Facilities”), dated as of December 28, 2005, with the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, together with various supporting documentation, including a guarantee and security agreement.

Under the Revolving Credit Facility, the lenders have agreed to extend credit to Ares Capital in an initial aggregate principal amount not exceeding $250 million at any one time outstanding. The Revolving Credit Facility provides also for issuing letters of credit. The Revolving Credit Facility is a five-year revolving facility (with a stated maturity date of December 28, 2010) and with certain exceptions is secured by substantially all of the assets in our portfolio (other than investments held by Ares Capital CP under the CP Funding Facility).

Subject to certain exceptions, the interest rate payable under the Revolving Credit Facility is 100 basis points over LIBOR. Under the Revolving Credit Facility, we have made certain representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of Ares Capital and its subsidiaries, of not less than 2.0:1.0, (f) maintaining minimum liquidity, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of Ares Capital and its subsidiaries.

In addition to the asset coverage ratio described above, borrowings under the Revolving Credit Facility (and the incurrence of certain other permitted debt) will be subject to compliance with a borrowing base that will apply different advance rates to different types of assets in our portfolio. The Revolving Credit Facility also includes an “accordion” feature that allows us to increase the size of the Revolving Credit Facility to a maximum of $500 million under certain circumstances. The Revolving Credit Facility also includes usual and customary events of default for senior secured revolving credit facilities of this nature.

We intend to continue borrowing under the Facilities in the future and we may increase the size of the Facilities or otherwise issue debt securities or other evidences of indebtedness in the future.

STAFFING

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of Ares Capital Management and Ares Administration, pursuant to the terms of the management agreement and the administration agreement. Each of our executive officers described under ‘‘Management’’ is an employee of Ares Administration and/or Ares Capital Management. Our day-to-day investment operations are managed by our investment adviser. Most of the services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by Ares Capital Management. Including Michael J. Arougheti, our President who also serves on Ares Capital Management’s investment committee, Ares Capital Management has 12 investment professionals who focus on origination and transaction development and monitoring of our investments. In addition, we reimburse Ares Administration for our allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our officers and their respective staffs.

REGULATION

We are a BDC under the 1940 Act and have elected to be treated as a RIC under Subchapter M of the Code. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than ‘‘interested persons,’’ as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company.

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

AVAILABLE INFORMATION

Our Internet address is www.arescapitalcorp.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information contained on our website is not incorporated by reference into this Annual Report and you should not consider information contained on our website to be part of this Annual Report.

Item 1A.                Risk Factors

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

We are a new company with a limited operating history.

We were incorporated in April 2004, completed our initial public offering in October 2004 and have a limited operating history. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of our common stock could decline substantially.

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

Our primary focus in making investments differs from those of other private funds that are or have been managed by Ares’ investment professionals. Further, our stockholders do not have an interest in other Ares funds. While Ares Capital may consider potential co-investment participation in portfolio investments with other Ares funds (other than ACOF), no investment opportunities are currently under consideration and any such investment activity could be subject to, among other things, regulatory and independent board member approvals, the receipt of which, if sought, cannot be assured. Accordingly, we cannot assure you that Ares Capital will replicate Ares’ historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by those private funds.

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

Our ability to achieve our investment objectives depends on our ability to acquire suitable investments and monitor and administer those investments, which depends, in turn, on Ares Capital Management’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of Ares Capital Management’s structuring of the investment process and its ability to provide competent, attentive and efficient services to us. Our executive officers and the members of Ares Capital Management have substantial responsibilities in connection with their roles at Ares and with the other Ares funds as well as responsibilities under the investment advisory and management agreement. They may also be called upon to provide managerial assistance to our portfolio companies on behalf of our administrator. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, Ares Capital Management will need to hire, train, supervise and manage new employees. However, we cannot assure you that any such employees will be retained. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our ability to grow will depend on our ability to raise capital.

We will need to periodically access the capital markets to raise cash to fund new investments. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any. With certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ will depend on our investment adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to maintain our current Facilities or obtain another line of credit at all or on terms acceptable to us.

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the types of investments that we make in middle market companies. We compete with other business development companies, public and private funds, commercial and investment banks, commercial financing companies, insurance companies, high yield investors, hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act will impose on us as a BDC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we cannot assure you that we will be able to identify and make investments that meet our investment objectives.

We do not seek to compete primarily based on the interest rates we offer and we believe that some of our competitors may make loans with interest rates that will be comparable to or lower than the rates we offer.

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

The annual distribution requirement for a RIC is satisfied if we distribute to our stockholders on a timely basis an amount equal to at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses, for each year. Because we may use debt financing in the future, we may be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax.

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

For federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or contracted payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount or increases in loan balances are included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash, including, for example, non-cash income from pay-in-kind securities and deferred payment securities.

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

We may issue debt securities or preferred stock, which we refer to collectively as ‘‘senior securities,’’ and borrow money from banks or other financial institutions up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. If the value of our assets declines, we may be unable to satisfy this test, which would prohibit us from paying dividends and could prevent us from maintaining our status as a RIC. If we cannot satisfy this test, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. As of December 31, 2005, our asset coverage for senior securities was 3,265%.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any commission or discount). If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital.

In addition, we may seek to securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools, and we would retain a portion of the equity in the securitized pool of loans. An inability to successfully securitize our loan portfolio could limit our ability to grow our business, fully execute our business strategy and decrease our earnings, if any. The securitization market is subject to changing market conditions and we may not be able to access this market when we would otherwise deem appropriate. Moreover, the successful securitization of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and more apt to generate losses. The 1940 Act may also impose restrictions on the structure of any securitization.

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

We believe that the senior loans and mezzanine investments that we acquire should constitute qualifying assets because the privately held issuers will not, at the time of our investment, have outstanding marginable securities for the reasons set forth in this paragraph. First, we make a large portion of our investments in companies that, to the extent they have any outstanding debt, have issued such debt on terms and in circumstances such that such debt should not, under existing legal precedent, be ‘‘securities’’ under the Exchange Act and therefore should not be deemed marginable securities under Regulation T. Second, we believe that, should a different position be taken such that those investments may be securities, they should still not be marginable securities. In particular, debt that does not trade in a public secondary market or is not rated investment grade is generally not a margin eligible security under the rules established by the self-regulatory organizations, including the New York Stock Exchange and National Association of Securities Dealers, that govern the terms on which broker-dealers may extend margin credit. Unless the questions raised by the amendments to Regulation T have been addressed by legislative, administrative or judicial action that contradicts our interpretation, we intend to treat as qualifying assets only those senior loans and mezzanine investments that, at the time of our investment, are issued by an issuer that does not have outstanding a class of margin eligible securities. Likewise, we will treat equity securities issued by a portfolio company as qualifying assets only if such securities are issued by a company that has no margin eligible securities outstanding at the time we purchase such securities.

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

On November 1, 2004, the Securities and Exchange Commission proposed for comment two new rules under the 1940 Act that are designed to realign the definition of eligible portfolio company set forth under the 1940 Act, and the investment activities of BDCs, with their original purpose by (1) defining eligible portfolio company with reference to whether an issuer has any class of securities listed on a national securities exchange or on an automated interdealer quotation system of a national securities association (‘‘NASDAQ’’) and (2) permitting BDCs to make certain additional (‘‘follow-on’’) investments in those issuers even after they list their securities on a national securities exchange or on NASDAQ. The proposed rules are intended to expand the definition of eligible portfolio company in a manner that would promote the flow of capital to small, developing and financially troubled companies. We cannot assure you that these rules, or related rules arising out of the comment process, will be approved by the Securities and Exchange Commission.

Until the Securities and Exchange Commission or its staff has issued final rules with respect to the issue discussed above, we will continue to monitor this issue closely, and may be required to adjust our investment focus to comply with and/or take advantage of any future administrative position, judicial decision or legislative action.

We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing with us.

As of December 31, 2005, we had $18 million of outstanding borrowings under our Facilities. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2005 total assets of at least 0.13%. The interest rate charged on our borrowings as of December 31, 2005 was 5.0723%. We intend to continue borrowing under the Facilities in the future and we may increase the size of the Facilities or otherwise issue debt securities or other evidences of indebtedness in the future. Our ability to service our debt depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our investment adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing.

Our Facilities impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a regulated investment company under Subchapter M of the Internal Revenue Code. A failure to renew our Facilities, or to add new or replacement debt facilities could have a material adverse effect on our business, financial condition and results of operations.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We currently borrow under our

Facilities and in the future may borrow from or issue senior debt securities to banks, insurance companies, and other lenders. Lenders of senior securities have fixed dollar claims on our consolidated assets that are superior to the claims of our common stockholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. There is no assurance that a leveraging strategy will be successful.

The following table illustrates the effect on return to a holder of our common stock of the leverage created by our use of borrowing at the interest rate of 5.0723% and assumes (i) our total value of net assets as of December 31,2005; (ii)$18,000,000 debt outstanding as of December 31, 2005 and (iii) hypothetical annual returns on our portfolio of minus 15 to plus 15 percent.

Assumed Return on Portfolio (Net of Expenses)(1)	-15.0%	-10.0%	-5.0%	—	5.0%	10.0%	15.0%
Corresponding Return to Common Stockholders(2)	-16.3%	-10.9%	-5.6%	-0.2%	5.2%	10.6%	16.0%

(1)          The assumed portfolio return based on Securities and Exchange Commission regulations and is not a prediction of, and does not represent, our projected or actual performance.

(2)          In order to compute the ‘‘Corresponding Return to Common Stockholders,’’ the ‘‘Assumed Return on Portfolio’’ is multiplied by the total value of our assets at December 31, 2005 to obtain an assumed return to us. From this amount, the interest expense calculated by multiplying the interest rate of 5.0723% times the $18,000,000 debt is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of December 31, 2005 to determine the ‘‘Corresponding Return to Common Stockholders.’’

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

Many of our portfolio investments are not publicly traded and, as a result, there will be uncertainty as to the value of our portfolio investments.

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

Certain of our executive officers and directors, and members of the investment committee of our investment adviser serve or may serve as officers, directors or principals of other entities and affiliates of our adviser and investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders or that may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, Messrs. Ressler, Rosenthal, Kissick and Sachs each are and, will continue to be, founding members of Ares with significant responsibilities for other Ares funds. Mr. Ressler and Mr. Rosenthal are required to devote a substantial majority of their business time, and Mr. Kissick is required to devote a majority of his business time, to the affairs of ACOF. Ares believes that the efforts of Messrs. Ressler, Rosenthal and Kissick relative to Ares Capital and ACOF are synergistic with and beneficial to the affairs of each of Ares Capital and ACOF.

Although other Ares funds generally have different primary investment objectives than Ares Capital, they may from time to time invest in asset classes similar to those targeted by Ares Capital. Ares Capital Management endeavors to allocate investment opportunities in a fair and equitable manner, and in any event consistent with any fiduciary duties owed to Ares Capital. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds managed by investment managers affiliated with Ares Capital Management.

We pay management and incentive fees to Ares Capital Management, and reimburse Ares Capital Management for certain expenses it incurs. As a result, investors in our common stock will invest on a ‘‘gross’’ basis and receive distributions on a ‘‘net’’ basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments.

Ares Capital Management’s management fee is based on a percentage of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) and Ares Capital Management may have conflicts of interest in connection with decisions that could affect the Company’s total assets, such as decisions as to whether to incur debt.

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

The part of the incentive fee payable by us that relates to our pre-incentive fee net investment income is computed and paid on income that may include interest that is accrued but not yet received in cash. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible.

Pursuant to a separate administration agreement, Ares Administration, an affiliate of Ares Capital Management, and furnishes us with office space and we pay Ares Administration our allocable portion of overhead and other expenses incurred by Ares Administration in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our officers and their respective staffs. Furthermore, in connection with our initial public offering our investment adviser paid to the underwriters, on our behalf, an additional sales load with respect to the offering of our shares in the aggregate amount of $2,475,000. This amount must be reimbursed under certain circumstances. As a result of these arrangements, there may be times when the management team of Ares Capital Management has interests that differ from those of our stockholders, giving rise to a conflict.

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

Our investment adviser is entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our investment income for that quarter (before deducting incentive compensation, net operating losses and certain other items) above a threshold return for that quarter. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our manager incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.

Under the investment advisory and management agreement, we will defer cash payment of any incentive fee otherwise earned by our investment adviser if, during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made, the sum of (a) our aggregate distributions to our stockholders and (b) our change in net assets (defined as total assets less indebtedness) is less than 8.0% of our net assets at the beginning of such period. These calculations will be adjusted for any share issuances or repurchases.

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are currently located at 780 Third Avenue, 46th Floor, New York, New York, where we occupy our office space pursuant to our administration agreement with Ares Technical Administration, LLC.

We have also entered into a new lease and, as of July 26, 2006, will lease new office facilities (the “New Office Space”) directly from a third party. In addition, we have entered into a sublease with Ares Management LLC (“Ares Management”) whereby Ares Management will sublease approximately 25% of the New Office Space for a fixed rent equal to 25% of the basic annual rent payable by us under the new lease, plus certain additional costs and expenses.

Item 3.                        Legal Proceedings

We are not a defendant in any pending legal proceeding, and no such proceedings are known to be contemplated.

Earlier this year, as part of an industry sweep, the District Office conducted a limited scope examination of the Company. As a result of this examination, we received a letter on October 5, 2005 in which the District Office—while noting that the fees we have already paid to our investment adviser do not appear to exceed those allowable by law—raised issues regarding the clarity of the language in our investment advisory and management agreement and certain aspects of our method of calculation of the capital gains portion of the incentive fee contained in that agreement.

The District Office’s letter noted that the Chief Accountant’s Office of the Division of Investment Management has interpreted the language in Section 205(b)(3)(A) of the Investment Advisers Act of 1940 to generally allow two basic methodologies for calculating the capital gains portion of the incentive fee. The first, called the ‘‘period-to-period’’ method, bases the capital gains fee on realized capital gains net realized capital losses over a specified period (e.g., one year) reduced by the amount of unrealized depreciation over the same period. Under the period-to-period method, the calculation of unrealized depreciation of each portfolio security over the period must be based upon the market value at the end of the period compared to the market value at the beginning of the period. The second, called the ‘‘cumulative’’ method, bases the capital gains fee on the cumulative net realized capital gains less unrealized depreciation as of the date of the calculation, less the amount of fees paid to the adviser to date. Under the cumulative method, the calculation of unrealized depreciation of each portfolio security must be based upon the market value of each security as of the date of such calculation compared to its adjusted cost.

We intended to use the cumulative method to calculate the capital gains portion of the incentive fee. However, the District Office has raised issues regarding the clarity of the language in our investment advisory and management agreement. In response our investment adviser has agreed that in calculating payments of the capital gains portion of the incentive fee we will use the calculation that results in the lowest incentive fee payment to the investment adviser until our next stockholder meeting, where we will seek the vote of our stockholders to clarify or amend and restate our investment advisory and management agreement to make our method of calculation clear. (see Note 3 to the consolidated financial statements for more detail). We do not expect that the resolution of this inquiry will result in a material adverse effect on us or our stockholders.

Item 4.                        Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ending December 31, 2005.

PART II

Item 5.                        Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is quoted on The NASDAQ National Market under the symbol ‘‘ARCC.’’ We completed our initial public offering on October 8, 2004 at the price to the public of $15.00 per share. Prior to such date there was no public market for our common stock. Our common stock continues to trade in excess of net asset value. There can be no assurance, however, that our shares will continue to trade at a premium to our net asset value.

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

			Price Range
	NAV(1)		High	Low	Cash Dividend Per Share(2)
Fiscal 2004
Fourth quarter		$14.43	$19.75	$15.00	$0.30
Fiscal 2005
First quarter		$14.96	$18.74	$15.57	$0.30
Second quarter		$14.97	$18.14	$15.96	$0.32
Third quarter		$15.08	$19.25	$16.18	$0.34
Fourth quarter		$15.03	$16.73	$15.08	$0.34
Fiscal 2006
First quarter (through February 24, 2006)	$	*	$16.89	$16.25	$0.36

(1)          Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of each period.

(2)          Represents the dividend declared in the specified quarter.

*                    Net asset value has not yet been calculated for this period

HOLDERS

As of February 24, 2006, there were 5 holders of record of our common stock (including Cede & Co.).

DIVIDEND POLICY

We currently intend to distribute quarterly dividends to our stockholders. Our quarterly dividends, if any, will be determined by our board of directors. On December 16, 2004, we declared an initial dividend of $0.30 per share for the fourth quarter of 2004, which was comprised of $0.29 ordinary income and $0.01 return of capital. On February 23, 2005, we declared a dividend of $0.30 per share for the first quarter of 2005 and on June 20, 2005, we declared a dividend of $0.32 per share for the second quarter of 2005. On September 6, 2005, we declared a dividend of $0.34 per share for the third quarter of 2005 and on

December 12, 2005, we declared a dividend of $0.34 per share for the fourth quarter of 2005. All of the dividends declared during the year ended December 31, 2005 were comprised of ordinary income. Because of our limited operating history, these are the only dividends to date that we have declared on our common stock.

To maintain our RIC status, we must timely distribute an amount equal to at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses, out of the assets legally available for distribution, for each year. To avoid certain excise taxes imposed on RICs, we are generally required to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. If this requirement is not met, we will be required to pay a nondeductible excise tax equal to 4% of the amount by which 98% of the current year’s taxable income exceeds the distribution for the year. The taxable income on which an excise tax is paid is generally carried forward and distributed to stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. As of December 31, 2005, our excise tax liability was approximately $158,000.

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

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell any securities during the period covered by this report that were not registered under the Securities Act.

ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any of our securities during any month within the quarter ended December 31, 2005.

Item 6.                        Selected Consolidated Financial Data

The following selected financial and other data for the year ended December 31, 2005 and for the period from June 23, 2004 (inception) through December 31, 2004 are derived from our consolidated financial statements which have been audited by KPMG LLP, an independent registered public accounting firm whose report thereon is included within this Annual Report. The data should be read in conjunction with our consolidated financial statements and notes thereto and ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ which are included elsewhere in this Annual Report.

ARES CAPITAL CORPORATION AND SUBSIDIARY
SELECTED FINANCIAL DATA
Year Ended December 31, 2005 and
Period June 23, 2004 (inception) Through December 31, 2004

	Year Ended December 31, 2005	For the Period June 23, 2004 (inception) Through December 31, 2004
Total Investment Income	$41,850,477	$4,380,848
Net Realized and Unrealized Gain on Investments	14,727,276	475,393
Total Expenses	(14,726,677)	(1,665,753)
Net Increase in Stockholders’ Equity Resulting from Operations	$41,851,076	$3,190,488
Per Share Data:
Net Increase in Stockholder’s Equity Resulting from Operations:
Basic:	$1.78	$0.29
Diluted:	$1.78	$0.29
Cash Dividend Declared:	$1.30	$0.30
Total Assets	$613,645,144	$220,455,614
Total Debt	$18,000,000	$55,500,000
Total Stockholders’ Equity	$569,612,199	$159,708,305
Other Data:
Number of Portfolio Companies at Period End	38	20
Principal Amount of Investments Purchased(1)	$504,299,000	$234,102,000
Principal Amount of Investments Sold and Repayments(2)	$108,415,000	$52,272,000
Total Return Based on Market Value(3)	(10.60)%	31.53%
Total Return Based on Net Asset Value(4)	12.04%	(1.80)%
Weighted Average Yield of Income Producing Equity Securities and Debt(5):	11.25%	12.36%

(1)          The information presented for the period June 23, 2004 (inception) through December 31, 2004 includes $140.8 million of the assets purchased from Royal Bank of Canada and excludes $9.7 million of publicly traded fixed income securities.

(2)          The information presented for the period June 23, 2004 (inception) through December 31, 2004 excludes $9.7 million of publicly traded fixed income securities.

(3)          Total return based on market value for the year ended December 31, 2005 equals the decrease of the ending market value at December 31, 2005 of $16.07 per share over the ending market value at December 31, 2004 of $19.43 per share plus the declared dividends of $1.30 per share for the year ended December 31, 2005. Total return based on market value for the period June 23, 2004 (inception) through December 31, 2004 equals the increase of the ending market value at December 31, 2004 of $19.43 per share over the offering price of $15.00 per share plus the declared dividend of $0.30 per share (includes return of capital of $0.01 per share) for holders of record on December 27, 2004, divided by the offering price. Total return based on market value is not annualized.

(4)          Total return based on net asset value for the year ended December 31, 2005 equals the change in net asset value during the period (adjusted for share issuances) plus the declared dividends of $1.30 per share for the year ended December 31, 2005, divided by the beginning net asset value. Total return based on net asset value for the period June 23, 2004 (inception) through December 31, 2004 equals the change in net asset value during the period plus the declared dividend of $0.30 per share (includes return of capital of $0.01 per share) for holders of record on December 27, 2004, divided by the beginning net asset value. Total return based on net asset value is not annualized.

(5)          Weighted average yield on income producing equity securities and debt is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount on accruing debt divided by (b) total income producing equity securities and debt at fair value.

Item 7.                        Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The information contained in this section should be read in conjunction with the Selected Financial and Other Data and our financial statements and notes thereto appearing elsewhere in this Annual Report.

OVERVIEW

We were incorporated in Maryland on April 16, 2004 and initially funded on June 23, 2004. We commenced material operations on October 8, 2004, when we completed our initial public offering (the “IPO”) of 11,000,000 common shares, raising net proceeds of $159.8 million. On March 23, 2005, we completed an add-on offering of 12,075,000 shares of common stock, raising net proceeds of $183.9 million. On October 12, 2005, we completed an additional add-on offering of 14,500,000 shares of common stock, raising net proceeds of approximately $213.5 million. Our investment objectives are to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first and second lien senior loans and long-term mezzanine debt, which in some cases may include an equity component, and, to a lesser extent, in equity investments in U.S. private middle market companies.

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

Federal Income Taxes

The Company has qualified and elected and intends to continue to qualify for the tax treatment applicable to regulated investment companies under Subchapter M of the Internal Revenue Code of 1986 (the ‘‘Code’’), as amended, and, among other things, has made and intends to continue to make the requisite distributions to its stockholders which will relieve the Company from Federal income taxes.  Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required.

In order to qualify as a RIC, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year.

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

Dividends

Dividends and distributions to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually, although we may decide to retain such capital gains for investment.

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

PORTFOLIO AND INVESTMENT ACTIVITY

On September 16, 2004, we entered into an agreement with Royal Bank of Canada and its affiliates (“RBC”) whereby we agreed to pay $250,000 to RBC to acquire a right to purchase a portfolio of loans and equity investments comprising substantially of BDC qualifying assets (the “October Portfolio”) that satisfy our investment objectives.

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

For the year ended December 31, 2005, we issued 31 new commitments in an aggregate amount of $528.9 million ($464.9 million to new portfolio companies and $64.0 million to existing portfolio companies). During the year ended December 31, 2005, we funded $504.3 million of such commitments ($440.3 million to new portfolio companies and $64.0 million to existing portfolio companies). We have remaining contractual obligations for $17.2 million with respect to the $24.6 million of commitments issued and not funded. The weighted average yield of new income producing equity securities and debt funded in connection with such investments is approximately 10.50% (computed as (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt, divided by (b) total income producing securities and debt at fair value).

For the year ended December 31, 2005, the Company purchased (a) $339.3 million aggregate principal amount of senior term debt, (b) $76.6 million aggregate principal amount of senior subordinated debt, (c) $61.4 million of investments in equity securities, (d) $18.0 million aggregate principal amount of senior notes and (e) $9.0 million of investments in collateralized debt obligations.

During the same period, (1) $38.4 million aggregate principal amount of senior term debt and (2) $27.2 million aggregate principal amount of senior subordinated debt were redeemed. Additionally, (A) $25.0 million aggregate principal amount of senior term debt, (B) $14.0 million aggregate principal amount of senior notes and (C) $3.5 million of investments in equity securities were sold. As of December 31, 2005, the Company held investments in 38 portfolio companies.

We believe that as of December 31, 2005, the weighted average investment grade of the debt in our portfolio is 3.1 and the weighted average yield of such income producing equity securities and debt is approximately 11.25% (computed as (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt, divided by (b) total income producing equity securities and debt at fair value). As of December 31, 2004, we believe the weighted average investment grade of the debt in our portfolio was 3.0 and the weighted average yield of such debt and income producing equity securities was approximately 12.36%.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the year ended December 31, 2005 and the period from June 23, 2004 (inception) through December 31, 2004. We were incorporated on April 16, 2004, initially funded on June 23, 2004 and commenced operations in October 2004. Therefore, there is no prior period with which to compare the results of operations for the period from June 23, 2004 (inception) through December 31, 2004.

Investment Income

Investment income for the year ended December 31, 2005 was approximately $41.9 million compared to approximately $4.4 million for the period from June 23, 2004 (inception) through December 31, 2004. The increase was primarily from the use of the proceeds from the add-on offerings completed in 2005 to fund additional investments, and as a result of a full year of operations for the year ended December 31, 2005 as compared to our limited operations during the prior period. For the year ended December 31, 2005 investment income consisted of approximately $34.0 million in interest income from investments, $1.5 million in interest income from cash and cash equivalents, $745,000 in dividend income, $5.2 million in capital structuring service fees from the closing of newly originated loans, and $447,000 in facility fees and other income. Of the approximately $34.0 million in interest income from investments, non-cash PIK interest income was $3.1 million. For the period from June 23, 2004 (inception) through December 31, 2004 investment income consisted of approximately $3.57 million in interest income from investments, $39,000 in interest income from cash and cash equivalents, $191,000 in dividend income, $542,000 in capital structuring service fees from the closing of newly originated loans, and $34,000 in facility fees and other income. Of the approximately $3.57 million in interest income from investments, non-cash PIK interest income was $509,000.

Operating Expenses

Total operating expenses for the year ended December 31, 2005 were approximately $14.7 million compared to approximately $1.7 million for the period from June 23, 2004 (inception) through December 31, 2004.

For the year ended December 31, 2005, operating expenses consisted of approximately $5.1 million in base management fees, $3.2 million in incentive management fees related to pre-incentive fee net investment income and $979,000 in incentive management fees related to realized capital gains compared to approximately $472,000 in base management fees, $60,000 in incentive management fees related to pre-incentive fee net investment income and $36,000 in incentive management fees related to realized capital gains for the period from June 23, 2004 (inception) through December 31, 2004. The increase in base management fees and incentive management fees related to pre-incentive fee net investment income reflects the significantly increased size of our portfolio during the year ended December 31, 2005 as a result of the add-on offerings completed in 2005, and also reflects a full year of operations for the year ended December 31, 2005 as compared to our limited operations during the prior period. The increase in incentive management fees related to realized capital gains was a result of the sales and paydowns of several investments during the year ended December 31, 2005. Additionally, base management fees and incentive management fees were only payable beginning on October 8, 2004 (the date of the IPO and the commencement of substantial investment operations).

For the year ended December 31, 2005, total operating expenses also consisted of $888,000 in general and administrative expenses, $1.4 million in professional fees, $310,000 for director fees, $631,000 in insurance expenses, $1.1 million in interest expense and facility fees, $154,000 in interest payable to the investment adviser, $465,000 in amortization of debt issuance cost, $311,000 in other expense and $158,000 in excise tax related to excess taxable income carried forward into 2006. For the period from June 23, 2004 (inception) through December 31, 2004 total expenses consisted of $136,000 in general and administrative expenses, $336,000 in professional fees, $120,000 for director fees, $162,000 in insurance expenses, $96,000 in interest expense and facility fees, $41,000 in amortization of debt issuance cost, $8,000 in other expense, and a one-time charge of $199,000 in organizational expenses. The increases are primarily a result of the larger size of our portfolio and also reflect a full year of operations for the year ended December 31, 2005 as compared to the prior period.

Net Realized Gains

During the year ended December 31, 2005, the Company had $118.8 million of sales and repayments resulting in $10.3 million of net realized gains compared to the period from June 23, 2004 (inception) through December 31, 2004 which had $53.5 million of sales and repayments resulting in $244,000 of net realized gains. The increase in net realized gains was primarily a result of the sales and paydowns of several investments during the year ended December 31, 2005.

Net Change in Unrealized Appreciation on Investments

During the year ended December 31, 2005, the Company’s investments had an increase in net unrealized appreciation of $4.4 million as compared to $231,000 for the period from June 23, 2004 (inception) through December 31, 2004. The increase in net unrealized appreciation was primarily a result of the appreciation of one investment offset by the depreciation of several other investments during the year ended December 31, 2005.

Net Increase in Stockholders’ Equity Resulting From Operations

Net increase in stockholders’ equity resulting from operations for the year ended December 31, 2005 was approximately $41.9 million compared to $3.2 million for the period from June 23, 2004 (inception) through December 31, 2004. Our net increase in stockholders’ equity resulting from operations per common share for the year ended December 31, 2005 was $1.78 compared to $0.29 for the period from June 23, 2004 (inception) through December 31, 2004.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

On October 8, 2004, we completed our IPO of 11,000,000 shares of common stock at $15.00 per share, less an underwriting discount and commissions totaling $.675 per share. Ares Capital Management agreed to pay the underwriters $.225 per share, or $2,475,000, in underwriting and commissions on the Company’s behalf. We are obligated to repay this amount, together with the accrued interest upon the occurrence of one or more of the following events on or before October 8, 2007: (a) if during any four calendar periods ending on or after October 8, 2005 the sum of (i) the aggregate distributions to the stockholders and (ii) the change in net assets (defined as total assets less indebtedness) equals or exceeds 7.0% of the net assets at the beginning of such period (as adjusted for any share issuances or repurchases) or (b) upon the Company’s liquidation. For the year ended December 31, 2005, the sum of the aggregate distributions to our stockholders and the change in our net assets exceeds 7.0% of our net assets at the beginning of the year (as adjusted for share issuances) and therefore such amount will be repaid in 2006. Such amount is reflected as a payable to the investment adviser in the consolidated balance sheet as of December 31, 2005 included in this report. We received approximately $159.8 million in net proceeds from the IPO.

On March 23, 2005, we completed an add-on public offering (the “Add-on Offering”) of 12,075,000 shares of common stock (including the underwriters’ overallotment of 1,575,000 common shares) at $16.00 per share, less an underwriting discount and commissions totaling $0.72 per share. We received approximately $183.9 million in proceeds net of underwriting and offering costs.

On October 18, 2005, we completed an additional add-on public offering (the “October Add-on Offering”) of 14,500,000 shares of common stock at $15.46 per share, less an underwriting discount and commissions totaling $0.6957 per share. We received approximately $213.5 million in proceeds net of underwriting and offering costs.

A portion of the proceeds from the Add-on Offering and the October Add-on Offering was used to repay outstanding indebtedness under the CP Funding Facility. The remaining unused portion of the proceeds from the Add-on Offering and October Add-on Offering has been used to fund investments in portfolio companies in accordance with our investment objectives and strategies.

As of December 31, 2005 and 2004, the fair value of investments and cash and cash equivalents, and the outstanding borrowing under the Facilities were as follows:

	December 31, 2005	December 31, 2004
Cash and cash equivalents	$16,613,334	$26,806,160
Senior term debt	338,467,061	63,118,678
Senior notes	10,000,000	5,997,645
Senior subordinated debt	130,042,698	78,169,595
Collateralized debt obligations	17,386,561	8,281,768
Equity securities	90,072,055	26,992,461
Total	$602,581,709	$209,366,307
Outstanding borrowings	$18,000,000	$55,500,000

In order to provide additional liquidity and to meet our investment objectives and strategies, in November 2004 we and Ares Capital CP Funding LLC, a single member, special purpose, limited liability company, wholly owned by us (“Ares Capital CP”), entered into the CP Funding Facility, pursuant to which our wholly owned subsidiary Ares Capital CP can obtain financing for the acquisition of loans from Ares Capital as described in more detail in Note 8 to our consolidated financial statements as of December 31, 2005.

In April 2005, the Company entered into an amendment that increased the available amount for borrowing under the CP Funding Facility from $150.0 million to $225.0 million and in November 2005, the Company entered into an amendment that further increased the available amount for borrowing under the CP Funding Facility from $225.0 million to $350.0 million (see Note 8 to the consolidated financial statements as of December 31, 2005 for more detail of the CP Funding Facility arrangement).

As of December 31, 2005, the outstanding principal balance under the CP Funding Facility was $18.0 million, which bears interest at a rate equal to the commercial paper rate plus 75 basis points. As of December 31, 2005, the commercial paper rate was 4.3223%. The CP Funding Facility expires on November 1, 2006 unless extended prior to such date with the consent of the lender. As of December 31, 2004, the outstanding principal balance under the CP Funding Facility was approximately $55.5 million, which bore interest at a rate equal to the commercial paper rate plus 125 basis points. As of December 31, 2004 the commercial paper rate was 2.3152%.

In December 2005, we entered into a the Revolving Credit Facility under which the lenders have agreed to extend credit to Ares Capital in an initial aggregate principal amount not exceeding $250.0 million at any one time outstanding (see Note 8 to the consolidated financial statements as of December 31, 2005 for more detail of the Revolving Credit Facility arrangement). As of December 31, 2005, there were no amounts outstanding under the Revolving Credit Facility which bears an interest rate of  LIBOR (one, two three or six month) plus 100 basis points, generally. As of December 31, 2005, the one, two, three and six month LIBOR were 4.39%, 4.48%, 4.54% and 4.70%, respectively.

A summary of our contractual payment obligations as of December 31, 2005 are as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
CP Funding Facility payable	$18,000,000	$18,000,000	—	—	—
Revolving Credit Facility payable	—	—	—	—	—

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2005, the Company had committed to make a total of approximately $43.0 million of investments in various revolving senior secured loans. As of December 31, 2005, $28.8 million was unfunded. Included within the $43.0 million commitment in revolving secured loans is a commitment to issue up to $3.2 million in standby letters of credit through a financial intermediary on behalf of a portfolio company. Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio company was to default on its related payment obligations. As of December 31, 2005, the Company had $2.2 million in standby letters of credit issued and outstanding on behalf of the portfolio company, of which no amounts were recorded as a liability on the Company’s consolidated balance sheet.  These letters of credit expire on September 30, 2006, but may be extended under substantially similar terms for additional one-year terms at the Company’s option until the revolving line of credit, under which the letters of credit were issued, matures on September 30, 2011.

As of December 31, 2004, the Company had committed to make a total of approximately $14.2 million of investments in various revolving senior secured loans. As of December 31, 2004, $13.8 million was unfunded.

RECENT DEVELOPMENTS

In January 2006, the Company entered into a new lease agreement to rent New Office Space directly from a third party. The lease begins on July 26, 2006 and expires on February 27, 2011. In addition, we have entered into a sublease with Ares Management whereby Ares Management will sublease approximately 25% of the New Office Space for a fixed rent equal to 25% of the basic annual rent payable by us under the new lease, plus certain additional costs and expenses.

In connection with our IPO, our Investment Adviser paid to the underwriters, on our behalf, an additional sales load with respect to the offering of our shares in the aggregate amount of $2,475,000. In February 2006 we repaid this amount together with accrued interest.

Item 7A.                Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.

Interest Rate Risk

As of December 31, 2005, approximately 39% of the investments at fair value in our portfolio were at fixed rates while approximately 57% were at variable rates. In addition, the Facilities are variable rate borrowing facilities.

To illustrate the potential impact of changes in interest rates, we have performed the following analysis based on our December 31, 2005 balance sheet and assuming no changes in our investment and borrowing structure. Under this analysis, a 100 basis point increase in the various base rates would result in an increase in interest income of approximately $3,313,474 and an increase in interest expense of $180,000 over the next 12 months. A 100 basis point decrease in the various base rates would result in a decrease in interest income of approximately $3,313,474 and a decrease in interest expense of $180,000 over the next 12 months.

On January 7, 2005, we entered into a costless collar agreement in order to manage the exposure to changing interest rates related to the Company’s fixed rate investments. The costless collar agreement was for a notional amount of $20 million, has a cap of 6.5%, a floor of 2.72% and matures in 2008. The costless collar agreement allows us to receive an interest payment when the 3-month LIBOR exceeds 6.5% and obligates us to pay an interest payment when the 3-month LIBOR is less than 2.72%. The costless collar resets quarterly based on the 3-month LIBOR. As of December 31, 2005, the 3-month LIBOR was 4.54%. As of December 31, 2005, these derivatives had no fair value.

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

Item 8.                        Financial Statements And Supplementary Data

See the Index to Consolidated Financial Statements on page F-1.

Item 9.                        Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A.                Controls And Procedures

(a)   Evaluation of Controls and Procedures. The Company’s management, with the participation of the Company’s President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon such evaluation, the Company’s President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

(b)   Management’s Report on Internal Controls over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934). Under the supervision and with the participation of management, including the President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(c)   Attestation Report of the Registered Public Accounting Firm. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is set forth under the heading “Report of Independent Registered Public Accounting Firm” on page F-3.

(d)   Changes in Internal Controls. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors And Executive Officers Of The Registrant

The information required by this item will be contained in the Registrant’s definitive Proxy Statement for its 2006 Annual Stockholder Meeting, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005, and is incorporated herein by reference.

Item 11.                 Executive Compensation

The information required by this item will be contained in the Registrant’s definitive Proxy Statement for its 2006 Annual Stockholder Meeting, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005, and is incorporated herein by reference.

Item 12.                 Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information required by this item will be contained in the Registrant’s definitive Proxy Statement for its 2006 Annual Stockholder Meeting, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005, and is incorporated herein by reference.

Item 13.                 Certain Relationships And Related Transactions

The information required by this item will be contained in the Registrant’s definitive Proxy Statement for its 2006 Annual Stockholder Meeting, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005, and is incorporated herein by reference.

Item 14.                 Principal Accountant Fees And Services

The information required by this item will be contained in the Registrant’s definitive Proxy Statement for its 2006 Annual Stockholder Meeting, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005, and is incorporated herein by reference.

PART IV

Item 15.                 Exhibits And Financial Statement Schedules

The following documents are filed as part of this Annual Report:

1.                Financial Statements—See the Index to Consolidated Financial Statements on Page F-1.

2.                Financial Statement Schedules—None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

3.                Exhibits.

Number	Description
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(1)
4.1	Form of Stock Certificate(2)
10.1	Investment Advisory and Management Agreement between Ares Capital Corporation and Ares Capital Management LLC(1)
10.2	Administration Agreement between Ares Capital Corporation and Ares Technical Administration LLC(1)
10.3	License Agreement between Ares Capital Corporation and Ares Management LLC(1)
10.4	Form of Indemnification Agreement between Ares Capital Corporation and directors and certain officers(2)
10.5	Form of Indemnification Agreement between Ares Capital Corporation and the members of the Ares Capital Management LLC investment committee(2)
10.6	Dividend Reinvestment Plan(1)
10.7	Custodian Agreement between Registrant and U.S. Bank National Association(2)
10.8	Amended and Restated Agreement Regarding Repayment of Sales Load Advance by and between Ares Capital Corporation and Ares Capital Management LLC(4)
10.9	Purchase and Sale Agreement, dated as of November 3, 2004, by and among Ares Capital Corporation and Ares Capital CP Funding LLC(3)
10.10

Sale and Servicing Agreement, dated as of November 3, 2004, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation as servicer, certain conduits and institutional lenders agented by Wachovia Capital Markets, LLC, U.S. Bank National Association, as trustee, and Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as the backup servicer(3)

10.11

Amendment No. 2 to Sale and Servicing Agreement, dated as of April 8, 2005, among Ares Capital CP Funding LLC, Ares Capital Corporation, each of the Conduit Purchasers and Institutional Purchasers from time to time party thereto, each of the Purchaser Agents from time to time party thereto, Wachovia Capital Markets, LLC, as administrative agent, U.S. Bank National Association, as trustee, and Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as the backup servicer(6)

10.12

Amendment No. 3 to Sale and Servicing Agreement, dated as of October 31, 2005, among Ares Capital CP Funding LLC, Ares Capital Corporation, each of the Conduit Purchasers and Institutional Purchasers from time to time party thereto, each of the Purchaser Agents from time to time party thereto, Wachovia Capital Markets, LLC, as administrative agent, U.S. Bank National Association, as trustee, and Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as the backup servicer*

10.13

Amendment No. 4 to Sale and Servicing Agreement, dated as of November 14, 2005, among Ares Capital CP Funding LLC, Ares Capital Corporation, each of the Conduit Purchasers and Institutional Purchasers from time to time party thereto, each of the Purchaser Agents from time to time party thereto, Wachovia Capital Markets, LLC, as administrative agent, U.S. Bank National Association, as trustee, and Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as the backup servicer(7)

10.14	Senior Secured Revolving Credit Agreement, dated as of December 28, 2005, among Ares Capital Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent(8)
14.1	Code of Conduct of Ares Capital Corporation(5)
21.1	Subsidiaries of the registrant*
31.1	Certification by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

(5)          Previously filed with the Registrant’s Form 8-K, filed on October 12, 2004.

(6)          Previously filed with the Registrant’s Form 8-K dated as of April 8, 2005.

(7)          Previously filed with the Registrant’s Form 8-K dated as of November 14, 2005.

(8)          Previously filed with the Registrant’s Form 8-K dated as of December 28, 2005.

*                    Filed herewith.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2005 and 2004	F-4
Consolidated Schedule of Investments as of December 31, 2005 and 2004	F-5
Consolidated Statements of Operations for the year ended December 31, 2005 and for the period from June 23, 2004 (inception) through December 31, 2004	F-21
Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2005 and for the period from June 23, 2004 (inception) through December 31, 2004	F-22
Consolidated Statements of Cash Flows for the year ended December 31, 2005 and for the period from June 23, 2004 (inception) through December 31, 2004	F-23
Notes to Consolidated Financial Statements	F-24

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ares Capital Corporation:

We have audited the accompanying consolidated balance sheets of Ares Capital Corporation (and subsidiary) (the Company) as of December 31, 2005 and 2004, including the consolidated schedule of investments as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2005 and period from June 23, 2004 (inception) through December 31, 2004, and the financial highlights for the year ended December 31, 2005 and for the period from June 23, 2004 (inception) through December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Ares Capital Corporation (and subsidiary) as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the year ended December 31, 2005 and period from June 23, 2004 (inception) through December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Los Angeles, CA
February 17, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ares Capital Corporation:

We have audited management’s assessment, included in the accompanying Annual Report, that Ares Capital Corporation (and subsidiary) (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Ares Capital Corporation (and subsidiary) maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Ares Capital Corporation (and subsidiary) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ares Capital Corporation (and subsidiary) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for year ended December 31, 2005 and period from June 23, 2004 (inception) through December 31, 2004, and our report dated February 17, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Los Angeles, CA
February 17, 2006

ARES CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 and December 31, 2004

	As of
	December 31, 2005	December 31, 2004
ASSETS
Investments at fair value (amortized cost of $581,351,865 and $182,329,200, respectively)
Non-control/Non-affiliate investments	$515,184,991	$165,126,181
Affiliate investments	70,783,384	17,433,966
Total investments at fair value	585,968,375	182,560,147
Cash and cash equivalents	16,613,334	26,806,160
Receivable for open trades	1,581,752	8,794,478
Interest receivable	5,828,098	1,140,495
Other assets	3,653,585	1,154,334
Total assets	$613,645,144	$220,455,614
LIABILITIES
Credit facility payable	$18,000,000	$55,500,000
Reimbursed underwriting costs payable to the Investment Adviser	2,475,000	—
Dividend payable	12,889,225	3,320,030
Payable for open trades	5,500,000	—
Accounts payable and accrued expenses	1,222,678	1,556,446
Management and incentive fees payable	3,478,034	274,657
Interest and facility fees payable	313,930	96,176
Interest payable to the Investment Adviser	154,078	—
Total liabilities	$44,032,945	$60,747,309
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 37,909,484 and 11,066,767 common shares issued and outstanding, respectively	37,910	11,067
Capital in excess of par value	559,192,554	159,602,706
Distributions less than (in excess of) net investment income	—	(136,415)
Accumulated net realized gain on sale of investments	5,765,225	—
Net unrealized appreciation on investments	4,616,510	230,947
Total stockholders’ equity	569,612,199	159,708,305
Total liabilities and stockholders’ equity	$613,645,144	$220,455,614
NET ASSETS PER SHARE	$15.03	$14.43

ARES CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2005

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Healthcare—Services
American Renal Associates, Inc.	Dialysis provider	Senior secured loan ($3,426,230 par due 12/2010)	8.68% (Libor + 4.00%/Q)	12/14/05	$3,426,230	$3,426,230	$1.00
		Senior secured loan ($180,328 par due 12/2010)	8.50% (Libor + 4.00%/Q)	12/14/05	180,328	180,328	$1.00
		Senior secured loan ($5,886,885 par due 12/2011)	9.18% (Libor + 4.50%/Q)	12/14/05	5,886,885	5,886,885	$1.00
		Senior secured loan ($14,754 par due 12/2011)	9.00% (Libor + 4.50%/Q)	12/14/05	14,754	14,754	$1.00
		Senior secured loan ($7,213,115 par due 12/2011)	11.68% (Libor + 7.00%/Q)	12/14/05	7,213,115	7,213,115	$1.00
Capella Healthcare, Inc.	Acute care hospital operator	Junior secured loan ($29,000,000 par due 11/2013)	10.45% (Libor + 6.00%/Q)	12/1/05	29,000,000	29,000,000	$1.00
PHNS, Inc.	Information technology and business process outsourcing	Senior subordinated loan ($16,000,000 par due 11/2011)	13.50% cash, 2.5% PIK	10/29/04	15,785,661	16,000,000	$1.00	(3)
Triad Laboratory Alliance, LLC	Laboratory services	Senior subordinated loan ($9,714,888 par due 12/2012)	12.00% cash, 1.75% PIK	12/21/05	9,714,888	9,714,888	$1.00	(3)
		Senior secured loan ($3,000,000 par due 12/2011)	7.78% (Libor + 3.25%/Q)	12/21/05	3,000,000	3,000,000	$1.00
					$74,221,861	$74,436,200			13.07%

ARES CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2005

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Containers—Packaging
Captive Plastics, Inc.	Plastics container manufacturer	Junior secured loan ($16,000,000 par due 2/2012)	11.62% (Libor + 7.25%/M)	12/19/05	$16,000,000	$16,000,000	$1.00
Industrial Container Services, LLC (7)	Industrial container manufacturer, reconditioner and servicer	Senior secured loan ($26,728,663 par due 9/2011)	11.00% (Libor + 6.50%/Q)	9/30/05	26,728,663	26,728,663	$1.00
		Senior secured loan ($4,643,479 par due 9/2011)	8.88% (Libor + 4.50%/M)	9/30/05	4,643,479	4,643,479	$1.00
		Senior secured revolving loan ($1,160,870 par due 9/2011)	10.25% (Base Rate + 3.00%/Q)	9/30/05	1,160,870	1,160,870	$1.00
		Senior secured revolving loan ($541,739 par due 9/2011)	10.25% (Base Rate + 3.00%/Q)	9/30/05	541,739	541,739	$1.00
		Common stock (1,800,000 shares)		9/29/05	1,800,000	1,800,000	$1.00	(4)
York Label Holdings, Inc.	Consumer product labels manufacturer	Senior subordinated loan ($10,368,791 par due 2/2010)	10.00% cash, 4.00% PIK	11/3/04	10,362,901	10,368,791	$1.00	(2)(3)
		Preferred stock (650 shares)	10.00%	11/3/04	3,742,445	3,742,445	$5,757.61	(3)
		Warrants to purchase 156,000 shares		11/3/04	5,320,409	5,320,408	$34.11	(4)
					$70,300,506	$70,306,395			12.34%

ARES CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2005

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Services—Other
Diversified Collection Services, Inc.	Collections services	Senior secured loan ($6,300,000 par due 2/2011)	8.38% (Libor + 4.00%/M)	2/2/05	$6,300,000	$6,300,000	$1.00	(2)
		Senior secured loan ($8,500,000 par due 8/2011)	10.00% (Libor + 6.00%/Q)	2/2/05	8,500,000	8,500,000	$1.00	(2)
		Preferred stock (114,004 shares)		2/2/05	295,270	295,270	$2.59	(4)
Event Rentals, Inc.	Party rental services	Senior secured loan ($2,676,136 par due 11/2011)	9.91% (Libor + 5.25%/S)	11/17/05	2,676,136	2,676,136	$1.00
		Senior secured loan ($2,897,727 par due 11/2011)	9.92% (Libor + 5.25%Q)	11/17/05	2,897,727	2,897,727	$1.00
		Senior secured loan ($170,455 par due 11/2011)	11.50% (Base Rate + 4.25%/D)	11/17/05	170,455	170,455	$1.00
		Senior secured loan ($8,011,363 par due 11/2011)	9.91% (Libor + 5.25%/S)	11/17/05	8,011,363	8,011,363	$1.00
GCA Services, Inc.	Custodial services	Senior subordinated loan ($32,743,750 par due 1/2010)	12.00% cash, 3.00% PIK	7/25/05	32,743,750	32,743,750	$1.00	(3)
Miller Heiman, Inc.	Sales consulting services	Senior secured loan ($4,521,687 par due 6/2010)	8.14% (Libor + 3.75%/M)	6/20/05	4,521,687	4,521,687	$1.00	(2)
		Senior secured loan ($4,058,379 par due 6/2012)	8.78% (Libor + 4.25%/Q)	6/20/05	4,058,379	4,058,379	$1.00	(2)
					$70,174,767	$70,174,767			12.32%

ARES CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2005

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Mactec, Inc.	Engineering and environmental consulting services	Common stock (186 shares)		11/3/04	$—	$—	$0.00	(4)
United Site Services, Inc.	Portable restroom and site services	Senior secured loan ($5,061,957 par due 8/2011)	7.37% (Libor + 3.00%/M)	9/14/05	5,061,957	5,061,957	$1.00
		Senior secured loan ($3,043,478 par due 8/2011)	7.41% (Libor + 3.00%/Q)	9/14/05	3,043,478	3,043,478	$1.00
		Senior secured loan ($1,869,565 par due 8/2011)	7.28% (Libor + 3.00%/Q)	9/14/05	1,869,565	1,869,565	$1.00
		Junior secured loan ($13,461,538 par due 6/2010)	12.44% (Libor + 8.00%/Q)	12/1/04	13,419,063	13,461,538	$1.00	(2)
		Common stock (216,795 shares)		10/8/04	1,353,851	1,353,851	$6.24	(4)
Wastequip, Inc.	Waste management equipment manufacturer	Junior secured loan ($15,000,000 par due 7/2012)	10.53% (Libor + 6.00%/Q)	8/4/05	15,000,000	15,000,000	$1.00
WCA Waste Systems, Inc.	Waste management services	Junior secured loan ($25,000,000 par due 10/2011)	10.53% (Libor + 6.00%/Q)	4/25/05	25,000,000	25,000,000	$1.00	(2)
					$64,747,914	$64,790,389			11.37%
Restaurants
CICQ, LP	Restaurant franchisor, owner and operator	Limited partnership interest (26.5% interest)		8/15/05	$53,000,000	$62,284,540
					$53,000,000	$62,284,540			10.93%

ARES CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2005

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Manufacturing
Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan ($6,000,000 par due 4/2010)	9.53% (Libor + 5.00%/Q)	3/28/05	$6,040,153	$6,000,000	$1.00
		Senior secured loan ($6,000,000 par due 10/2010)	14.03% (Libor + 9.50%/Q)	3/28/05	6,000,000	6,000,000	$1.00
Qualitor, Inc.	Automotive aftermarket components supplier	Senior secured loan ($827,059 par due 12/2011)	8.27% (Libor + 4.00%/Q)	12/29/04	827,059	827,059	$1.00	(2)
		Senior secured loan ($1,152,941 par due 12/2011)	8.53% (Libor + 4.00%/Q)	12/29/04	1,152,941	1,152,941	$1.00	(2)
		Junior secured loan ($5,000,000 par due 6/2012)	11.53% (Libor + 7.00%/Q)	12/29/04	5,000,000	5,000,000	$1.00	(2)
Reflexite Corporation	Developer and manufacturer of high visibility reflective products	Senior subordinated loan ($10,304,329 par due 12/2011)	11.00% cash, 3.00% PIK	12/30/04	10,304,329	10,304,329	$1.00	(2)(3)
Universal Trailer Corporation(5)	Livestock and specialty trailer manufacturer	Senior secured loan ($1,048,960 par due 3/2007)	8.39% (Libor + 4.00%/M)	10/8/04	1,054,725	1,054,725	$1.01
		Senior subordinated loan ($7,500,000 par due 9/2008)	13.50%	10/8/04	7,522,762	7,528,881	$1.00
		Common stock (50,000 shares)		10/8/04	6,424,645	3,113,351	$62.27	(4)
		Warrants to purchase 22,208 shares		10/8/04	1,505,776	1,382,826	$62.27	(4)
Varel Holdings, Inc.	Drill bit manufacturer	Senior secured loan ($6,643,750 par due 12/2010)	8.58% (Libor + 4.00%/S)	5/18/05	6,643,750	6,643,750	$1.00	(2)
		Senior secured loan ($2,333,333 par due 12/2010)	8.47% (Libor + 4.00%/Q)	5/18/05	2,333,333	2,333,333	$1.00	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2005

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior secured loan ($3,333,333 par due 12/2011)	12.48% (Libor + 8.00%/Q)	5/18/05	3,333,333	3,333,333	$1.00	(2)
		Preferred stock (30,451 shares)		5/18/05	1,046,568	1,046,568	$34.37	(3)
		Common stock (30,451 shares)		5/18/05	3,045	3,045	$0.10	(4)
					$59,192,419	$55,724,141			9.78%
Consumer Products—Non-Durable
Making Memories Wholesale, Inc.(6)	Scrapbooking branded products manufacturer	Senior secured loan ($9,143,750 par due 3/2011)	8.50% (Libor + 4.00%/Q)	5/5/05	$9,143,750	$9,143,750	$1.00	(2)
		Senior subordinated loan ($10,000,000 par due 5/2012)	12.00% cash, 2.50% PIK	5/5/05	10,000,000	10,000,000	$1.00	(3)
		Preferred stock (3,500 shares)		5/5/05	3,685,100	3,685,100	$1,052.89	(3)
Shoes for Crews, LLC	Safety footwear and slip-related mats manufacturer	Senior secured loan ($1,478,167 par due 7/2010)	9.00% (Base Rate + 1.75%/D)	10/8/04	1,486,865	1,486,865	$1.01	(2)
		Senior secured loan ($47,247 par due 7/2010)	7.78% (Libor + 3.25%/Q)	10/8/04	47,525	47,525	$1.01	(2)
Tumi Holdings, Inc.	Branded luggage designer, marketer and distributor	Senior secured loan ($2,500,000 par due 12/2012)	7.28% (Libor + 2.75%/Q)	5/24/05	2,500,000	2,500,000	$1.00	(2)
		Senior secured loan ($5,000,000 par due 12/2013)	7.78% (Libor + 3.25%/Q)	3/14/05	5,000,000	5,000,000	$1.00	(2)
		Senior subordinated loan ($13,008,799 par due 12/2014)	15.53% (Libor + 6.00% cash, 5.00% PIK/Q)	3/14/05	13,008,799	13,008,799	$1.00	(2)(3)
					$44,872,039	$44,872,039			7.88%
Education
Lakeland Finance, LLC	Private school operator	Senior secured note ($33,000,000 par due 12/2012)	11.50%	12/13/05	$33,000,000	$33,000,000	$1.00
					$33,000,000	$33,000,000			5.79%

ARES CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2005

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Consumer Products—Durable
AWTP, LLC	Water treatment services	Junior secured loan ($13,600,000 par due 12/2012)	13.50% (Base Rate + 6.25%/Q)	12/21/05	$13,600,000	$13,600,000	$1.00
Berkline/Benchcraft Holdings LLC	Furniture manufacturer and distributor	Junior secured loan ($5,000,000 par due 5/2012)	14.05% (Libor + 10.00%/Q)	11/3/04	5,000,000	4,500,000	$0.90	(2)
		Preferred stock (2,536 shares)		10/8/04	1,046,343	677,643	$267.21	(4)
		Warrants to purchase 483,020 shares		10/8/04	2,752,559	1,782,640	$3.69	(4)
					$22,398,902	$20,560,283			3.61%
Financial
Foxe Basin CLO 2003, Ltd.	Collateralized debt obligation	Preference shares (3,000 shares)		10/8/04	$2,743,440	$2,743,440	$914.48	(8)(9)
Hudson Straits CLO 2004, Ltd.	Collateralized debt obligation	Preference shares (5,750 shares)		10/8/04	5,217,331	5,143,121	$894.46	(8)(9)
MINCS-Glace Bay, Ltd.	Collateralized debt obligation	Secured notes ($9,500,000 par due 7/2014)	7.79% (Libor + 3.60%/Q)	10/8/04	9,019,819	9,500,000	$1.00	(8)(9)
					$16,980,590	$17,386,561			3.05%
Printing, Publishing and Broadcasting
Canon Communications LLC	Print publications services	Junior secured loan ($16,250,000 par due 11/2011)	12.03% (Libor + 7.50%/Q)	5/25/05	$16,250,000	$16,250,000	$1.00	(2)
					$16,250,000	$16,250,000			2.85%

ARES CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2005

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Aerospace & Defense
ILC Industries, Inc.	Industrial products provider	Junior secured loan ($6,500,000 par due 8/2012)	10.28% (Libor + 5.75%/Q)	8/30/05	$6,529,232	$6,500,000	$1.00
Thermal Solutions LLC	Thermal management and electronics packaging manufacturer	Senior secured loan ($5,973,529 par due 3/2011)	9.71% (Libor + 5.25%/Q)	3/28/05	5,973,529	5,973,529	$1.00	(2)
		Senior subordinated loan ($3,062,766 par due 3/2012)	11.50% cash, 2.75% PIK	3/28/05	3,067,225	3,062,766	$1.00	(2)(3)
		Preferred stock (29,400 shares)		3/28/05	294,000	294,000	$10.00	(4)
		Common stock (600,000 shares)		3/28/05	6,000	6,000	$0.01	(4)
					$15,869,986	$15,836,295			2.78%
Cargo Transport
Kenan Advantage Group, Inc.	Fuel transportation provider	Senior subordinated loan ($8,870,968 par due 12/2013)	13.00%	12/15/05	$8,870,968	$8,870,968	$1.00
		Senior secured loan ($2,500,000 par due 12/2011)	7.50% (Libor + 3.00%/Q)	12/15/05	2,500,000	2,500,000	$1.00
		Preferred stock (10,984 shares)		12/15/05	1,098,400	1,098,400	$100.00	(4)
		Common stock (30,575 shares)		12/15/05	30,575	30,575	$1.00	(4)
					$12,499,943	$12,499,943			2.19%
Farming and Agriculture
The GSI Group, Inc.	Agricultural equipment manufacturer	Senior notes ($10,000,000 par due 5/2013)	12.00%	5/11/05	$10,000,000	$10,000,000	$1.00
		Common stock (7,500 shares)		5/12/05	750,000	750,000	$100.00	(4)
					$10,750,000	$10,750,000			1.89%

ARES CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2005

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Housing—Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,439,529 par due 3/2011)	13.00% cash, 4.00% PIK	10/8/04	$8,435,645	$8,439,529	$1.00	(2)(3)
		Common stock (2,743 shares)		10/8/04	752,888	752,888	$274.48	(4)
		Warrants to purchase 4,464 shares		10/8/04	652,503	652,503	$146.17	(4)
					$9,841,036	$9,844,920			1.73%
Cable Television
Patriot Media & Communications CNJ, LLC	Cable services	Junior secured loan ($5,000,000 par due 10/2013)	9.50% (Libor + 5.00%/Q)	10/6/05	$5,000,000	$5,000,000	$1.00
					$5,000,000	$5,000,000			0.88%
Healthcare—Medical Products
Aircast, Inc.	Manufacturer of orthopedic braces, supports and vascular systems	Senior secured loan ($1,251,902 par due 12/2010)	7.20% (Libor + 2.75%/Q)	12/2/04	$1,251,902	$1,251,902	$1.00	(2)
		Junior secured loan ($1,000,000 par due 6/2011)	11.45% (Libor + 7.00%/Q)	12/2/04	1,000,000	1,000,000	$1.00	(2)
					$2,251,902	$2,251,902			0.40%
Total					$581,351,865	$585,968,375

(1)             We do not “Control” any of our portfolio companies, as defined in the Investment Company Act of 1940. In general, under the 1940 Act, we would “Control” a portfolio company if we owned 25% or more of its voting securities. All of our portfolio company investments are subject to legal restriction on sales which as of December 31, 2005 represented 103% of the Company’s net assets.

(2)             Pledged as collateral for the credit facility payable (see Note 8 to the consolidated financial statements).

(3)             Has a payment-in-kind interest feature (see Note 2 to the consolidated financial statements).

(4)             Non-income producing at December 31, 2005.

ARES CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2005

(5)             As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities. For the year ended December 31, 2005, for this portfolio company there were total purchases of $2,000,000, redemptions of $2,919,939 (cost), interest income of $1,147,137, other income of $143,667, net realized losses of $4,278 and net unrealized losses of $3,429,198.

(6)             As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities. For the year ended December 31, 2005, for this portfolio company there were total purchases of $26,000,000, sales of $3,000,000 (cost), redemptions of $237,500 (cost), interest income of $1,514,431, capital structuring services fees of $862,500 and other income of $2,068.

(7)             As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities. For the year ended December 31, 2005, for this portfolio company there were total purchases of $54,647,808, total sales of $19,000,000 (cost), redemptions of $706,069 (cost) interest income of $943,631, capital structuring services fees of $1,058,750 and other income of $44,426.

(8)             Non-U.S. company or principal place of business outside the U.S.

(9)             Non-registered investment company.

(10)       A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either Libor or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q), monthly (M) or daily (D). For each such loan, we have provided the current interest rate in effect at December 31, 2005.

See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2004

Company(1)	Industry	Investment	Interest(9)		Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Manufacturing
Qualitor, Inc.	Automotive aftermarket components supplier	Senior secured loan ($2,000,000 par due 12/2009)	8.00% (Base Rate + 2.75%/M)		12/29/04	$2,000,000	$2,000,000	$1.00	(2)
		Junior secured loan ($5,000,000 par due 6/2012)	11.00% ( Base Rate + 5.75%/M)		12/29/04	5,000,000	5,000,000	$1.00	(2)
Reflexite Corporation	Developer and manufacturer of high visibility reflective products	Senior subordinated loan ($10,000,833 par due 12/2011)	11.00% cash, 3.00% PIK		12/30/04	10,000,833	10,000,833	$1.00	(2)(3)

Universal Trailer Corporation(5)	Livestock and specialty trailer manufacturer	Senior secured loan ($1,963,872 par due 3/2007)	6.42% (Libor + 4.00%/M)	(10)	10/8/04	1,974,665	1,974,665	$1.01
		Senior subordinated loan ($7,500,000 par due 9/2008)	13.50%		10/8/04	7,527,808	7,528,880	$1.00
		Common stock (50,000 shares)			10/8/04	6,424,645	6,424,645	$128.49	(4)
		Warrants to purchase 22,208 shares			10/8/04	1,505,776	1,505,776	$67.80	(4)
						$34,433,727	$34,434,799			21.56%

ARES CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2004

Company(1)	Industry	Investment	Interest(9)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Consumer Products—Non-Durable
Esselte Corporation	Office supply products manufacturer and distributor	Senior notes ($6,777,000 par due 3/2011)	7.63%	12/6/04	$6,060,352	$5,997,645	$0.89	(6)(7)
Reef Holdings, Inc.	Shoe designer, marketer and distributor	Senior secured loan ($17,500,000 par due 12/2009)	12.50% (Base Rate + 7.25%/Q)	12/21/04	17,500,000	17,500,000	$1.00	(2)
		Common stock (47,118 shares)		10/8/04	2,258,666	2,258,666	$47.94	(4)
		Warrants to purchase 27,043 shares		10/8/04	752,888	752,888	$27.84	(4)
Shoes for Crews, LLC	Safety footwear and slip-related mats manufacturer	Senior secured loan ($1,721,154 par due 7/2010)	6.75% (Base Rate + 2.00%/Q)	10/8/04	1,731,282	1,731,282	$1.01	(2)
		Senior secured revolving loan ($333,333 par due 7/2010)	6.75% (Base Rate + 2.00%/Q)	10/8/04	334,617	334,617	$1.00
					$28,637,805	$28,575,098			17.89%

ARES CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2004

Company(1)	Industry	Investment	Interest(9)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Services—Other
Billing Concepts, Inc.	Billing clearinghouse services	Senior secured loan ($10,000,000 par due 12/2005)	10.63% (Libor + 8.50%/Q)	10/8/04	$10,042,007	$10,042,007	$1.00
		Senior subordinated loan ($5,212,619 par due 6/2008)	14.00% cash, 4.00% PIK	10/8/04	5,231,589	5,232,490	$1.00	(2)(3)
		Common stock (1,100 shares)		10/8/04	150,578	150,578	$136.89	(4)
Diversified Collection Services, Inc.	Collections services	Senior secured loan ($4,017,391 par due 1/2009)	6.02% (Libor + 4.00%/Q)	10/8/04	4,036,107	4,036,107	$1.00	(2)
		Senior subordinated loan ($2,052,321 par due 7/2010)	12.00% cash, 3.75% PIK	10/8/04	2,059,964	2,060,150	$1.00	(2)(3)
		Preferred stock (114,004 shares)		10/8/04	483,709	483,709	$4.24	(4)
					$22,003,954	$22,005,041			13.78%
Forest Products/Containers—Packaging
FlexSol Packaging Corporation	Manufacturer of value-added plastic and flexible packaging	Senior secured loan ($1,000,000 par due 12/2012)	5.78% (Libor + 3.25%/Q)	12/7/04	$1,000,000	$1,000,000	$1.00	(2)
		Junior secured loan ($2,000,000 par due 12/2012)	9.53% (Libor + 7.00%/Q)	12/7/04	2,000,000	2,000,000	$1.00	(2)
York Label Holdings, Inc.	Consumer product labels manufacturer	Senior subordinated loan ($9,897,956 par due 2/2010)	10.00% cash, 4.00% PIK	11/3/04	9,934,660	9,935,689	$1.00	(2)(3)
		Preferred stock (650 shares)	10.00%	11/3/04	3,387,069	3,387,069	$5,210.88	(3)
		Warrants to purchase 156,000 shares		11/3/04	5,320,408	5,320,408	$34.11	(4)
					$21,642,137	$21,643,166			13.55%

ARES CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2004

Company(1)	Industry	Investment	Interest(9)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Environmental Services
Mactec, Inc.	Engineering and environmental consulting services	Common stock (186 shares)		11/3/04	$—	$—	$0.00	(4)
United Site Services, Inc.	Portable restroom and site services	Junior secured loan ($10,000,000 par due 6/2010)	10.41% (Libor + 8.00%/Q)	12/2/04	9,950,512	10,000,000	$1.00	(2)
		Senior subordinated loan ($8,456,734 par due 12/2010)	12.00% cash, 4.00% PIK	10/8/04	8,571,374	8,574,034	$1.01	(3)
		Common stock (216,795 shares)		10/8/04	1,353,851	1,353,851	$6.24	(4)
					$19,875,737	$19,927,885			12.48%
Healthcare—Services
PHNS, Inc.	Information technology and business process outsourcing	Senior subordinated loan ($16,000,000 par due 11/2011)	11.50% cash, 2.25% PIK	11/1/04	$15,763,394	$16,000,000	$1.00	(3)
					$15,763,394	$16,000,000			10.02%
Energy—Service & Equipment
Mechanical Dynamics & Analysis	Steam power generator repair services	Senior subordinated loan ($10,654,348 par due 3/2010)	13.00% cash, 5.00% PIK	10/8/04	$10,693,629	$10,694,664	$1.00	(2)(3)
		Warrants to purchase 4,067 shares		10/8/04	150,578	150,578	$37.02	(4)
					$10,844,207	$10,845,242			6.79%

ARES CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2004

Company(1)	Industry	Investment	Interest(9)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Housing—Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,112,135 par due 3/2011)	10.00% cash, 5.00% PIK	10/8/04	$8,142,178	$8,142,855	$1.00	(3)
		Common stock (2,743 shares)		10/8/04	752,888	752,888	$274.48	(4)
		Warrants to purchase 4,464 shares		10/8/04	652,503	652,503	$146.17	(4)
					$9,547,569	$9,548,246			5.98%
Consumer Products—Durable
Berkline/Benchcraft Holdings LLC	Furniture manufacturer and distributor	Junior secured loan ($5,000,000 par due 5/2012)	10.50% (Libor + 8.00%/Q)	11/3/04	$5,000,000	$5,000,000	$1.00	(2)
		Preferred stock (2,536 shares)		10/8/04	1,046,343	1,046,343	$412.60	(4)
		Warrants to purchase 483,020 shares		10/8/04	2,752,559	2,752,559	$5.70	(4)
					$8,798,902	$8,798,902			5.51%
Financial
Foxe Basin CLO 2003, Ltd.	Collateralized debt obligation	Preference shares (3,000 shares)		10/8/04	$3,011,552	$3,011,552	$1,003.85	(7)(8)
Hudson Straits CLO 2004, Ltd.	Collateralized debt obligation	Preference shares (750 shares)		10/8/04	752,888	752,888	$1,003.85	(7)(8)
MINCS-Glace Bay, Ltd.	Collateralized debt obligation	Secured notes ($4,500,000 par due 7/2014)	6.63% (Libor + 5.00%/Q)	10/8/04	4,517,328	4,517,328	$1.00	(7)(8)
					$8,281,768	$8,281,768			5.19%

ARES CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2004

Company(1)	Industry	Investment	Interest(9)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Healthcare—Medical Products
Aircast, Inc.	Manufacturer of orthopedic braces, supports and vascular systems	Senior secured loan ($1,500,000 par due 12/2010)	5.19% (Libor + 2.75%/Q)	12/21/04	$1,500,000	$1,500,000	$1.00	(2)
		Junior secured loan ($1,000,000 par due 6/2011)	9.44% (Libor + 7.00%/Q)	12/21/04	1,000,000	1,000,000	$1.00	(2)
					$2,500,000	$2,500,000			1.57%
Total					$182,329,200	$182,560,147

(1)             We do not “Control” any of our portfolio companies, as defined in the Investment Company Act of 1940. In general, under the 1940 Act, we would “Control” a portfolio company if we owned 25% or more of its voting securities. All of our portfolio company investments are subject to legal restriction on sales which as of December 31, 2004 represented 114% of the Company’s net assets.

(2)             Pledged as collateral for the credit facility payable (see Note 8 to the consolidated financial statements).

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

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2005	For the Period June 23, 2004 (inception) through December 31, 2004
INVESTMENT INCOME:
From non-control/non-affiliate investments:
Interest from investments	$30,360,311	$3,289,259
Interest from cash & cash equivalents	1,457,830	39,325
Dividend income	744,818	191,130
Capital structuring service fees	3,314,440	542,353
Other income	256,467	27,889
Total investment income from non-control/non-affiliate investments	36,133,866	4,089,956
From affiliate investments:
Interest from investments	3,605,200	285,059
Capital structuring service fees	1,921,250	—
Other income	190,161	5,833
Total investment income from affiliate investments	5,716,611	290,892
Total investment income	41,850,477	4,380,848
EXPENSES:
Organizational expenses	—	199,183
Base management fees	5,147,492	471,565
Incentive management fees	4,202,078	95,471
Administrative	888,081	135,941
Professional fees	1,398,125	336,187
Directors fees	309,536	119,966
Insurance	630,513	161,855
Interest and credit facility fees	1,062,662	96,176
Interest payable to the Investment Adviser	154,078	—
Amortization of debt issuance costs	465,398	41,220
Other	468,714	8,189
Total expenses	14,726,677	1,665,753
NET INVESTMENT INCOME	27,123,800	2,715,095
REALIZED AND UNREALIZED GAIN ON INVESTMENTS:
Net realized gains (losses):
Net realized gains from non-control/non-affiliate investment transactions	10,345,991	245,345
Net realized losses from affiliate investment transactions	(4,278)	(899)
Net realized gains from investment transactions	10,341,713	244,446
Net unrealized gains (losses):
Investment transactions from non-control/non-affiliate investments	7,814,761	229,875
Investment transactions from affiliate investments	(3,429,198)	1,072
Net unrealized gains from investment transactions	4,385,563	230,947
Net realized and unrealized gain on investments	14,727,276	475,393
NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$41,851,076	$3,190,488
BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 4)	$1.78	$0.29
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 4)	23,487,935	11,066,767

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2005 and the for the Period June 23, 2004
(inception) through December 31, 2004

				Distributions
				Less Than	Accumulated	Net
				(in Excess of)	Net Realized	Unrealized
			Capital in	Net	Gain on	Appreciation	Total
	Common Stock		Excess of	Investment	Sale of	on	Stockholders’
	Shares	Amount	Par Value	income	Investments	Investments	Equity
Balance at June 23, 2004	100	$—	$1,500	$—	$—	$—	$1,500
Issuance of common stock	11,066,667	11,067	165,988,938	—	—	—	166,000,005
Gross offering and underwriting costs	—	—	(8,638,658)	—	—	—	(8,638,658)
Underwriting costs paid by the Investment Adviser (see Note 10)			2,475,000				2,475,000
Net increase in stockholders’ equity resulting from operations	—	—	—	2,715,095	244,446	230,947	3,190,488
Dividend declared ($0.28 per share)	—	—	—	(2,851,510)	(244,446)	—	(3,095,956)
Tax return of capital ($0.02 per share)	—	—	(224,074)	—			(224,074)
Balance at December 31, 2004	11,066,767	$11,067	$159,602,706	$(136,415)	$—	$230,947	$159,708,305
Issuance of common stock from add-on offerings (net of offering and underwriting costs)	26,575,000	26,575	397,373,747				397,400,322
Reimbursement of underwriting costs paid by the Investment Adviser (see Note 10)			(2,475,000)				(2,475,000)
Shares issued in connection with dividend reinvestment plan	267,717	268	4,691,101				4,691,369
Net increase in stockholders’ equity resulting from operations				27,123,800	10,341,713	4,385,563	41,851,076
Dividend declared ($1.30 per share)				(26,987,385)	(4,576,488)		(31,563,873)
Balance at December 31, 2005	37,909,484	$37,910	$559,192,554	$—	$5,765,225	$4,616,510	$569,612,199

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

		For the Period
		June 23, 2004
	For the Year	(inception)
	Ended	through
	December 31, 2005	December 31, 2004
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$41,851,076	$3,190,488
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Realized gain on investment transactions	(10,341,713)	(244,446)
Unrealized gain on investment transactions	(4,385,563)	(230,947)
Net accretion of discount on securities	(85,899)	9,091
Increase in accrued payment-in-kind dividends and interest	(3,113,035)	(508,762)
Amortization of debt issuance costs	465,398	41,220
Proceeds from sale and redemption of investments	126,029,440	53,480,443
Purchases of investments	(498,798,732)	(243,860,004)
Changes in operating assets and liabilities:
Interest receivable	(4,687,603)	(1,140,495)
Other assets	(147,207)	(417,331)
Accounts payable and accrued expenses	(333,768)	1,556,446
Management and incentive fees payable	3,203,377	274,657
Interest and facility fees payable	217,754	96,176
Interest payable to the Investment Adviser	154,078	—
Net cash used in operating activities	(349,972,397)	(187,753,464)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	397,400,322	159,836,347
Borrowings on credit facility payable	123,500,000	55,500,000
Repayments on credit facility payable	(161,000,000)	—
Credit facility financing costs	(2,817,442)	(778,223)
Dividends paid in cash	(17,303,309)	—
Net cash provided by financing activities	339,779,571	214,558,124
CHANGE IN CASH AND CASH EQUIVALENTS	(10,192,826)	26,804,660
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,806,160	1,500
CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,613,334	$26,806,160
Supplemental Information:
Interest paid during the period	$638,204	$—
Dividends declared during the period	$31,563,873	$3,320,030

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2005

1.   ORGANIZATION

Ares Capital Corporation (the “Company” or “ARCC” or “we”) is a closed-end, non-diversified management investment company incorporated in Maryland that is regulated as a business development company under the Investment Company Act of 1940 (“1940 Act”). We were incorporated on April 16, 2004 and were initially funded on June 23, 2004. On October 8, 2004, we completed our initial public offering (the “IPO”). On the same date, we commenced substantial investment operations.

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

We are externally managed by Ares Capital Management LLC (the “Investment Adviser”), an affiliate of Ares Management LLC (“Ares Management”), an independent Los Angeles based firm that manages investment funds. Ares Technical Administration LLC (“Ares Administration”), an affiliate of Ares Management, provides the administrative services necessary for us to operate.

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

Payment in Kind Interest

The Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. For the year ended December 31, 2005, $3,113,035 in PIK income was recorded. For the period from June 23, 2004 (inception) through December 31, 2004, $508,762 in PIK income was recorded.

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

Organizational Expenses

Approximately $200,000 in organizational expenses were expensed as incurred for the period from June 23, 2004 (inception) through December 31, 2004.

Offering Expenses

The Company’s offering costs were charged against the proceeds from the IPO, the Add-on Offering (as defined in Note 11) and the October Add-on Offering (as defined in Note 11) when received and were approximately $1,600,000, $635,000 and $553,000, respectively (see Note 11).

Debt Issuance Costs

Debt issuance costs are being amortized over the life of the related credit facility using the straight line method.

Federal Income Taxes

The Company has qualified and elected and intends to continue to qualify and elect for the tax treatment applicable to regulated investment companies under Subchapter M of the Internal Revenue Code of 1986 (the “Code”), as amended, and, among other things, has made and intends to continue to make the requisite distributions to its stockholders which will relieve the Company from Federal income taxes. Therefore, no provision has been recorded for Federal income taxes. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. For the year ended December 31, 2005, a provision of approximately $158,000 was recorded for Federal excise taxes. As of December 31, 2005, the entire amount was unpaid and included in accounts payable on the accompanying consolidated balance sheet.

In order to qualify as a RIC, among other factors, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year.

Dividends

Dividends and distributions to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although we may decide to retain such capital gains for investment..

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

Earlier in 2005, as part of an industry sweep, the Fort Worth District Office of the Securities and Exchange Commission (the “District Office”) conducted a limited scope examination of the Company. As a result of this examination, by letter dated September 29, 2005, the District Office—while noting that the fees we have already paid to our investment adviser do not appear to exceed those allowable by law—raised issues regarding the clarity of the Advisory Agreement and certain aspects of our method of calculation of the capital gains portion of the incentive fee contained in that agreement.

The District Office’s letter noted that the Chief Accountant’s Office of the Division of Investment Management has interpreted the language in Section 205(b)(3)(A) of the Investment Advisers Act of 1940 to generally allow two basic methodologies for calculating the capital gains portion of the incentive fee. The first, called the “period-to-period” method, bases the capital gains fee on realized capital gains net of realized capital losses over a specified period (e.g., one year) reduced by the amount of unrealized depreciation over the same period. Under the period-to-period method, the calculation of unrealized depreciation of each portfolio security over the period must be based upon the market value at the end of the period compared to the market value at the beginning of the period. The second, called the “cumulative” method, bases the capital gains fee on the cumulative net realized capital gains less unrealized depreciation as of the date of the calculation, less the amount of fees paid to the adviser to date. Under the cumulative method, the calculation of unrealized depreciation of each portfolio security must be based upon the market value of each security as of the date of such calculation compared to its adjusted cost.

We intended to use the cumulative method to calculate the capital gains portion of the incentive fee. However, the District Office raised issues regarding the clarity of the language in our Advisory Agreement. In response the Investment Adviser has agreed that in calculating payments of the capital gains portion of the incentive fee, we would use the calculation that results in the lowest incentive fee payment to the Investment Adviser until our next stockholder meeting, where we would seek the vote of our stockholders to clarify or amend and restate the Advisory Agreement to make our method of calculation clear. We do not expect that the resolution of this inquiry will result in a material adverse effect on us or our stockholders.

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

For the year ended December 31, 2005, we incurred $5,147,492 in base management fees, $3,222,690 in incentive management fees related to pre-incentive fee net investment income and $979,388 in incentive management fees related to realized capital gains.  As of December 31, 2005, $3,478,034 was unpaid and included in management and incentive fees payable in the accompanying consolidated balance sheet.

For the period from October 8, 2004 (the date of the IPO and the commencement of substantial investment operations) through December 31, 2004, we incurred $471,565 in base management fees and $59,904 in incentive management fees related to pre-incentive fee net investment income and $35,567 in incentive management fees related to realized capital gains. As of December 31, 2004, $274,657 was unpaid and included in management and incentive fees payable in the accompanying consolidated balance sheet.

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

For the year ended December 31, 2005, we incurred $888,081 in administrative fees. As of December 31, 2005, $203,334 was unpaid and included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

For the period from October 8, 2004 (the date of the IPO and the commencement of substantial investment operations) through December 31, 2004 we incurred $135,941 in administrative fees. As of December 31, 2004, the entire amount was unpaid and included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.  Prior to October 8, 2004, we incurred no administrative fees.

4.   EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share resulting from the year ended December 31, 2005:

Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	$41,851,076
Denominator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	23,487,935
Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$1.78

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share resulting from October 8, 2004 (the date of the IPO and the commencement of substantial investment operations) through December 31, 2004:

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

5.   INVESTMENTS

For the year ended December 31, 2005, the Company purchased (A) $339.3 million aggregate principal amount of senior term debt, (B) $76.6 million aggregate principal amount of senior subordinated debt, (C) $61.4 million of investments in equity securities, (D) $18.0 million aggregate principal amount of senior notes and (E) $9.0 million of investments in collateralized debt obligations.

In addition, for the year ended December 31, 2005, (1) $38.4 million aggregate principal amount of senior term debt and (2) $27.2 million aggregate principal amount of senior subordinated debt were redeemed. Additionally, (A) $25.0 million aggregate principal amount of senior term debt, (B) $14.0 million aggregate principal amount of senior notes and (C) $3.5 million of investments in equity securities were sold.

As of December 31, 2005, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$16,613,334	$16,613,334
Senior term debt	338,993,970	338,467,061
Senior notes	10,000,000	10,000,000
Senior subordinated debt	129,816,927	130,042,698
Collateralized debt obligations	16,980,590	17,386,561
Equity securities	85,560,378	90,072,055
Total	$597,965,199	$602,581,709

As of December 31, 2004, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$26,806,160	$26,806,160
Senior term debt	63,069,190	63,118,678
Senior notes	6,060,352	5,997,645
Senior subordinated debt	77,925,429	78,169,595
Collateralized debt obligations	8,281,768	8,281,768
Equity securities	26,992,461	26,992,461
Total	$209,135,360	$209,366,307

The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt using the effective interest method.

6.   INCOME TAXES

The following reconciles net increase in stockholders’ equity resulting from operations to taxable income for the year ended December 31, 2005:

Net increase in stockholders’ equity resulting from operations	$41,851,076
Net unrealized gain on investments transactions not taxable	(4,385,563)
Other income not currently taxable	(3,040,806)
Other taxable income	2,435,774
Expenses not currently deductible	192,281
Other deductible expenses	(802,692)
Taxable income before deductions for distributions	$36,250,070

As of December 31, 2005, the cost of investments for tax purposes was $580,261,410 resulting in a gross unrealized appreciation and depreciation of $11,127,886 and $5,420,916, respectively.

For income tax purposes, distributions paid to stockholders are reported as ordinary income, non-taxable, capital gains, or a combination thereof. Dividends paid per common share for the year ended December 31, 2005 were taxable as follows (unaudited):

Ordinary income	$31,563,873
Capital gains	—
Return of capital	—
Total reported on tax form 1099-DIV	$31,563,873

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

7.   COMMITMENTS AND CONTINGENCIES

As of December 31, 2005, the Company had committed to make a total of approximately $43.0 million of investments in various revolving senior secured loans. As of December 31, 2005, $28.8 million was unfunded. Included within the $43.0 million commitment in revolving secured loans is a commitment to issue up to $3.2 million in standby letters of credit through a financial intermediary on behalf of a portfolio company. Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio company was to default on its related payment obligations. As of December 31, 2005, the Company had $2.2 million in standby letters of credit issued and outstanding on behalf of the portfolio company, of which no amounts were recorded as a liability.  These letters of credit expire on September 30, 2006, but may be extended under substantially similar terms for additional one-year terms at the Company’s option until the revolving line of credit, under which the letters of credit were issued, matures on September 30, 2011.

As of December 31, 2004, the Company had committed to make a total of approximately $14.2 million of investments in various revolving senior secured loans. As of December 31, 2004, $13.8 million was unfunded.

8.   CREDIT FACILITY PAYABLE

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On October 29, 2004, we formed Ares Capital CP Funding LLC (“Ares Capital CP”), a wholly-owned subsidiary of the Company, through which we established a revolving credit facility (the “CP Funding Facility”). On November 3, 2004 (the “Facility Effective Date”), the Company entered into the CP Funding Facility that allows Ares Capital CP to issue up to $150.0 million of variable funding certificates (“VFC”). As part of the CP Funding Facility, we are subject to limitations as to how borrowed funds may be used including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of VFC that we may issue from time to time. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early amortization of the CP Funding Facility and limit further advances under the CP Funding Facility and in some cases could be an event of default. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the CP Funding Facility. As of December 31, 2005 there was $18.0 million outstanding under the CP Funding Facility and the Company continues to be in compliance with all of the limitations and requirements of the CP Funding Facility. As of December 31, 2004 there was $55.5 million outstanding under the CP Funding Facility.

The CP Funding Facility initially was to expire on November 2, 2005, but was extended to November 1, 2006. If the CP Funding Facility is not extended beyond November 1, 2006, any principal amounts then outstanding will be amortized over a 24-month period from the termination date. Upon entering into the CP Funding Facility, we were required to pay a one-time 0.25% structuring fee. On April 8, 2005, the Company entered into an amendment that increased the amount available for borrowing under the CP Funding Facility from $150.0 million to $225.0 million. As a part of the amendment, the Company was required to pay a one-time structuring fee of 0.25% of the increased available amount equal to $187,500. On November 14, 2005, the Company entered into an amendment that increased the amount available for borrowing under the CP Funding Facility from $225.0 million to $350.0 million and made certain provisions of the CP Funding Facility more flexible. As a part of the amendment, the Company was required to pay a one-time structuring fee of 0.25% of the increased available amount equal to $312,500. Under the terms of the CP Funding Facility, we are required to pay a renewal fee of 0.375% of the total amount available for borrowing on or around each November 3.

From the Facility Effective Date through November 13, 2005, the interest charged on the VFC was based on the commercial paper rate plus 1.25%. As a part of the November 14, 2005 amendment to the CP Funding Facility, effective on November 14, 2005, the interest charged on the VFC was reduced to the commercial paper rate plus 0.75%. The interest charged on the VFC is payable quarterly. As of December 31, 2005, the commercial paper rate was 4.3223% and as of December 31, 2004 the commercial paper rate was 2.3152%.  For the year ended December 31, 2005 the average interest rate (i.e. commercial paper rate plus the spread) was 4.26%. For the year ended December 31, 2005 the average outstanding balance was $17,939,726. The average interest rate during the period from the Facility Effective Date through December 31, 2004 was 1.78% (from date of first borrowing through December 31, 2004, the average interest rate was 3.50%) and the average outstanding balance was $10,466,102. For the year ended December 31, 2005, the interest expense incurred was $799,307. For the period from June 23, 2004 (inception) through December 31, 2004 the interest expense incurred was $60,532. Cash paid for interest expense during the year ended December 31, 2005 was $638,204. There was no cash paid for interest during the period from June 23, 2004 (inception) through December 31, 2004.

The Company is also required to pay a commitment fee for any unused portion of the CP Funding Facility. Initially, the commitment fee was 0.175% per annum. In connection with the April 8, 2005 amendment to the CP Funding Facility, this commitment fee was temporarily reduced to 0.11% per annum until the earlier of (a) the date the total borrowings outstanding exceed $150.0 million or (b) October 3, 2005, after which the commitment fee was 0.175% per annum. In connection with the November 14, 2005 amendment to the CP Funding Facility, the commitment fee was reduced to 0.10% per annum prior to the first time that the borrowings outstanding under the CP Funding Facility equal or exceed $200.0 million and 0.125% per annum on and after the first time that the borrowings outstanding under the CP Funding Facility exceed $200.0 million. For the year ended December 31, 2005 the commitment fee incurred was $257,800. For the period from June 23, 2004 (inception) through December 31, 2004 the commitment fee incurred was $35,644.

In December 2005, we entered into a new senior secured revolving credit facility (the “Revolving Credit Facility”) under which the lenders have agreed to extend credit to Ares Capital in an initial aggregate principal amount not exceeding $250 million at any one time outstanding. The Revolving Credit Facility expires on December 28, 2010 and with certain exceptions is secured by substantially all of the assets in our portfolio (other than investments held by Ares Capital CP under the CP Funding Facility). Under the Revolving Credit Facility, we have made certain representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of Ares Capital and its subsidiaries, of not less than 2.0:1.0, (f) maintaining minimum liquidity, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of Ares Capital and its subsidiaries.

In addition to the asset coverage ratio described above, borrowings under the Revolving Credit Facility (and the incurrence of certain other permitted debt) will be subject to compliance with a borrowing base that will apply different advance rates to different types of assets in our portfolio. The Revolving Credit Facility also includes an “accordion” feature that allows us to increase the size of the Revolving Credit Facility to a maximum of $500 million under certain circumstances. The Revolving Credit Facility also includes usual and customary events of default for senior secured revolving credit facilities of this nature. As of December 31, 2005, there were no amounts outstanding under the Revolving Credit Facility and the Company continues to be in compliance with all of the limitations and requirements of the Revolving Credit Facility.

The interest charged under the Revolving Credit Facility is based on LIBOR (one, two, three or six month) plus 1.00%, generally. As of December 31, 2005, the one, two, three and six month LIBOR were 4.39%, 4.48%, 4.54% and 4.70%, respectively.  The Company is also required to pay a commitment fee of 0.20% for any unused portion of the Revolving Credit Facility. For the year ended December 31, 2005, the commitment fee incurred was $5,555.

9.   DERIVATIVE INSTRUMENTS

In 2005, we entered into a costless collar agreement in order to manage the exposure to changing interest rates related to the Company’s fixed rate investments. The costless collar agreement is for a notional amount of $20 million, has a cap of 6.5%, a floor of 2.72% and matures in 2008. The costless collar agreement allows us to receive an interest payment for any quarterly period when the 3-month LIBOR exceeds 6.5%, and requires us to pay an interest payment for any quarterly period when the 3-month LIBOR is less than 2.72%. The costless collar resets quarterly based on the 3-month LIBOR. As of December 31, 2005, the 3-month LIBOR was 4.54%. As of December 31, 2005 these derivatives had no fair value.

10.   RELATED PARTY TRANSACTIONS

Gross underwriting costs related to the IPO were $7,425,000 or $0.675 per share. As a part of the IPO, the Investment Adviser, on our behalf, agreed to pay the underwriters $0.225 of the $0.675 per share in underwriting discount and commissions for a total of approximately $2.5 million. We are obligated to repay this amount, together with accrued interest  (charged at the 3-month LIBOR plus 2% starting on October 8, 2004) (a) if during any four calendar quarter period ending on or after October 8, 2005 the sum of (i) the aggregate distributions, including return of capital, if any,  to the stockholders and (ii) the change in net assets (defined as total assets less indebtedness) equals or exceeds 7.0% of the net assets at the beginning of such period (as adjusted for any share issuances or repurchases) or (b) upon the Company’s liquidation. On March 8, 2005, the Company’s board of directors approved entering into an amended and restated agreement with the Investment Adviser whereby the Company would be obligated to repay the Investment Adviser for the approximate $2.5 million only if the conditions for repayment referred to above were met before the third anniversary of the IPO. If one or more such events do not occur on or before October 8, 2007, we will not be obligated to repay this amount to the Investment Adviser. For the year ended December 31, 2005, the sum of our aggregate distributions to our stockholders and our change in net assets exceeded 7.0% of net assets as of December 31, 2004 (as adjusted for any share issuances). As of December 31, 2005, such amount was recorded as a payable to the Investment Adviser in the accompanying consolidated balance sheet. Additionally, the Company also recognized the interest expense related to the amount payable to the Investment Adviser in the accompanying consolidated balance sheet and statement of operations.

In accordance with the Advisory Agreement, we bear all costs and expenses of the operation of the Company and reimburse the Investment Adviser for all such costs and expenses incurred in the operation of the Company. For the year ended December 31, 2005, the Investment Adviser incurred such expenses totaling $243,377. Accordingly, the Company has recorded a liability at December 31, 2005 to the Investment Adviser for the portion of such amount not yet reimbursed. As of December 31, 2005, $98,726 was payable to the Investment adviser and such payable is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. For the period from June 23, 2004 (inception) through December 31, 2004 the Investment Adviser incurred such expenses totaling $242,205, of which $232,632 related to offering costs paid on behalf of the Company by the Investment Adviser. Accordingly, the Company has recorded a liability at December 31, 2004 to the Investment Adviser for the portion of such amount not yet reimbursed. As of December 31, 2004, $14,398 was payable to the Investment Adviser and such payable is included in accounts payable in the accompanying consolidated balance sheet.

As of December 31, 2005, Ares Management, of which the Investment Adviser is a wholly-owned subsidiary, owned 666,667 shares of the Company’s common stock representing approximately 1.8% of the total shares outstanding.

See Note 3 for a description of other related party transactions.

11.   STOCKHOLDERS’ EQUITY

On March 23, 2005, we completed a public add-on offering (the “Add-on Offering”) of 12,075,000 shares of common stock (including the underwriters’ overallotment of 1,575,000 shares) at $16.00 per share, less an underwriting discount and commissions totaling $0.72 per share. Total proceeds received from the Add-on Offering, net of the underwriters’ discount and offering costs, were $183.9 million.

On October 18, 2005, we completed a public add-on offering (the “October Add-on Offering”) of 14,500,000 shares of common stock at $15.46 per share, less an underwriting discount and commissions totaling $0.6957 per share. Total proceeds received from the October Add-on Offering, net of the underwriters’ discount and offering costs, were approximately $213.5 million.

12.   DIVIDEND

For the three months ended December 31, 2005, the Company declared a dividend on December 12, 2005 of $0.34 per share for a total of $12,889,224. The record date was December 22, 2005 and the dividend was distributed on January 17, 2006. For the three months ended September 30, 2005, the Company declared a dividend on September 6, 2005 of $0.34 per share for a total of $7,940,174. The record date was September 16, 2005 and the dividend was distributed on September 30, 2005. For the three months ended June 30, 2005, the Company declared a dividend on June 20, 2005 of $0.32 per share for a total of $7,413,951. The record date was June 30, 2005 and the dividend was distributed on July 15, 2005.  For the three months ended March 31, 2005, the Company declared a dividend on February 23, 2005 of $0.30 per share for a total of $3,320,524. The record date was March 7, 2005 and the dividend was distributed on April 15, 2005.

13.   FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the year ended December 31, 2005 and for the period from June 23, 2004 (inception) through December 31, 2004:

Per Share Data:

		For the period from
	For the year	June 23, 2004
	ended	(inception) through
	December 31, 2005	December 31, 2004
Net asset value, beginning of period(1)	$14.43	$15.00
Issuance of common stock	0.39	(0.78)
Effect of antidilution	(0.16)	—
Underwriting costs (reimbursed to)/paid by the Investment Adviser (see Note 10)(2)	(0.11)	0.22
Net investment income for period(2)	1.15	0.25
Net realized and unrealized gains for period(2)	0.63	0.04
Net increase in stockholders’ equity	1.90	(0.27)
Distributions from net investment income	(1.15)	(0.25)
Distributions in excess of net investment income	—	(0.01)
Distributions from net realized capital gains on securities	(0.15)	(0.02)
Total distributions to stockholders before return of capital	(1.30)	(0.28)
Tax return of capital	—	(0.02)
Total distributions	(1.30)	(0.30)
Net asset value at end of period(1)	$15.03	$14.43
Per share market value at end of period	$16.07	$19.43
Total return based on market value(3)	(10.60)%	31.53%
Total return based on net asset value(4)	12.04%	(1.80)%
Shares outstanding at end of period	37,909,484	11,066,767
Ratio/Supplemental Data:
Net assets at end of period	$569,612,199	$159,708,305
Ratio of operating expenses to average net assets(5)	4.11%	5.24%
Ratio of net investment income to average net assets(5)	7.56%	8.54%
Portfolio turnover rate(5)	34%	215%

(1)          The net assets used equals the total stockholders’ equity on the consolidated balance sheets.

(2)          Weighted average basic per share data.

(3)          For the year ended December 31, 2005, the total return based on market value equals the decrease of the ending market value at December 31, 2005 of $16.07 per share over the ending market value at December 31, 2004 of $19.43, plus the declared dividend of $0.30 per share for holders of record on March 7, 2005, the declared dividend of $0.32 per share for holders of record on June 30, 2005, the declared dividend of $0.34 per share for holders of record on September 16, 2005 and the declared dividend of $0.34 per share for holders of record on December 22, 2005, divided by the market value at December 31, 2004. For the period from June 23, 2004 (inception) through December 31, 2004, the total return based on market value equals the increase of the ending market value at December 31, 2004 of $19.43 per share over the offering price of $15 per share, plus the declared dividend of $0.30 per share (includes return of capital of $0.01 per share) for holders of record on December 27, 2004, divided by the offering price. Total return based on market value is not annualized.

(4)          For the year ended December 31, 2005, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.30 per share for holders of record on March 7, 2005, the declared dividend of $0.32 per share for holders of record on June 30, 2005, the declared dividend of $0.34 per share for holders of record on September 16, 2005 and the declared dividend of $0.34 per share for holders of record on December 22, 2005, divided by the beginning net asset value during the period. The calculation was adjusted for shares issued in connection with dividend reinvestment plan, the issuances of common stock in connection with the Add-on Offering and October Add-on Offering, and the reimbursement of underwriting costs paid by the Investment Adviser. For the period from June 23, 2004 (inception) through December 31, 2004 the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.30 per share (includes return of capital of $0.01 per share) for holders of record on December 27, 2004, divided by the beginning net asset value during the period. Total return based on net asset value is not annualized.

(5)          The ratios reflect an annualized amount.

14.   IMPACT OF NEW ACCOUNTING STANDARDS

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

15.   SELECTED QUARTERLY DATA (Unaudited)

	2005				2004
	Q4	Q3	Q2	Q1	Q4(1)
Total Investment Income	$14,890,281	$11,607,989	$9,601,615	$5,750,592	$4,380,848
Net investment income before net realized and unrealized gain on investments and incentive compensation	$11,071,081	$8,887,631	$7,567,053	$3,800,113	$3,009,749
Incentive compensation	$(510,478)	$2,643,353	$1,798,919	$270,284	$95,471
Net investment income before net realized and unrealized gain on investments	$11,581,559	$6,244,278	$5,768,134	$3,529,829	$2,914,278
Net realized and unrealized gain on investments	$4,281,465	$3,637,612	$1,834,122	$4,974,077	$475,393
Net increase in stockholders’ equity resulting from operations	$15,863,024	$9,881,890	$7,602,256	$8,503,906	$3,389,671
Basic and diluted earnings per common share	$0.45	$0.42	$0.33	$0.69	$0.34
Net asset value per share as of the end of the quarter	$15.03	$15.08	$14.97	$14.96	$14.43

(1)          The Company was initially funded on June 23, 2005 (inception) but had no significant operations until the fourth quarter of 2004. The sole activity for the second and third quarters of 2004 was the incurrence of $199,183 in organizational expenses.

16.   SUBSEQUENT EVENTS

In January 2006, the Company entered into a new lease agreement to rent new office facilities (the “New Office Space”) directly from a third party. The lease begins on July 26, 2006 and expires on February 27, 2011. In addition, we have entered into a sublease with Ares Management whereby Ares Management will sublease approximately 25% of the New Office Space for a fixed rent equal to 25% of the basic annual rent payable by us under the new lease, plus certain additional costs and expenses.

In connection with our IPO, our Investment Adviser paid to the underwriters, on our behalf, an additional sales load with respect to the offering of our shares in the aggregate amount of $2,475,000. In February 2006 we repaid this amount together with accrued interest.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2006.

ARES CAPITAL CORPORATION
By:	/s/ MICHAEL J. AROUGHETI
Michael J. Arougheti
President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2006.

Signature	Title(s)
/s/ MICHAEL J. AROUGHETI	President (principal executive officer)
Michael J. Arougheti
/s/ DANIEL F. NGUYEN	Chief Financial Officer (principal financial and
Daniel F. Nguyen	accounting officer)
/s/ DOUGLAS E. COLTHARP	Director
Douglas E. Coltharp
/s/ FRANK E. O’BRYAN	Director
Frank E. O’Bryan
/s/ ROBERT L. ROSEN	Director
Robert L. Rosen
/s/ BENNETT ROSENTHAL	Director
Bennett Rosenthal
/s/ ERIC B. SIEGEL	Director
Eric B. Siegel