Form 10-Q
period 2006-03-31
ARES CAPITAL CORP
filed 2006-05-08
CIK 1287750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes    ☒  No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2006
Common stock, $0.001 par value	38,108,897

ARES CAPITAL CORPORATION

INDEX

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005

Consolidated Schedules of Investments as of March 31, 2006 (unaudited) and December 31, 2005

Consolidated Statement of Operations for the three months ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited)

Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited)

Consolidated Statement of Cash Flows for the three months ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

PART I  -  FINANCIAL INFORMATION

Item 1. Financial Statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS

Investments at fair value (amortized cost of $740,988,027 and $581,351,865, respectively)
Non-control/Non-affiliate investments	$644,751,610	$515,184,991
Affiliate investments	102,393,539	70,783,384
Total investments at fair value	747,145,149	585,968,375
Cash and cash equivalents	19,034,286	16,613,334
Receivable for open trades	1,025,671	1,581,752
Interest receivable	7,958,177	5,828,098
Other assets	3,457,273	3,653,585

Total assets	$778,620,556	$613,645,144

LIABILITIES

Credit facilities payable	$185,200,000	$18,000,000
Reimbursed underwriting costs payable to the Investment Adviser	—	2,475,000
Dividend payable	13,682,573	12,889,225
Payable for open trades	—	5,500,000
Accounts payable and accrued expenses	1,654,641	1,222,678
Management and incentive fees payable	5,466,543	3,478,034
Interest and facility fees payable	1,241,461	313,930
Interest payable to the Investment Adviser	—	154,078

Total liabilities	207,245,218	44,032,945

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY

Common stock, par value $.001 per share, 100,000,000 common shares authorized, 38,007,148 and 37,909,484 common shares issued and outstanding, respectively	38,008	37,910
Capital in excess of par value	560,795,135	559,192,554
Accumulated net realized gain on sale of investments	4,385,073	5,765,225
Net unrealized appreciation on investments	6,157,122	4,616,510

Total stockholders’ equity	571,375,338	569,612,199

Total liabilities and stockholders’ equity	$778,620,556	$613,645,144

NET ASSETS PER SHARE	$15.03	$15.03

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2006 (unaudited)

Company (1)	Industry	Investment	Interest (12)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets

Healthcare - Services
American Renal Associates, Inc.	Dialysis provider	Senior secured loan ($3,426,230 par due 12/2010)	8.68% (Libor+ 4.00%/S)	12/14/05	3,426,230	3,426,230	$1.00
		Senior secured loan ($180,328 par due 12/2010)	10.25% (Base Rate+ 2.50%/Q)	12/14/05	180,328	180,328	$1.00
		Senior secured loan ($5,886,885 par due 12/2011)	9.18% (Libor + 4.50%/S)	12/14/05	5,886,885	5,886,885	$1.00
		Senior secured loan ($14,754 par due 12/2011)	10.50% (Base Rate+ 3.00%/Q)	12/14/05	14,754	14,754	$1.00
		Senior secured loan ($7,213,115 par due 12/2011)	11.68% (Libor + 7.00%/S)	12/14/05	7,213,115	7,213,115	$1.00

Capella Healthcare, Inc.	Acute care hospital operator	Junior secured loan ($29,000,000 par due 11/2013)	10.82% (Libor + 6.00%/Q)	12/1/05	29,000,000	29,000,000	$1.00

OnCURE Medical Corp.	Radiation oncology care provider	Senior secured revolving loan ($200,000 par due 2/2011)	8.50% (Libor + 3.50%/S)	2/14/06	200,000	200,000	$1.00
		Senior secured loan ($4,964,286 par due 2/2012)	9.00% (Libor + 4.00%/S)	2/14/06	4,964,286	4,964,286	$1.00
		Senior secured loan ($35,714 par due 2/2012)	8.88% (Libor + 4.00%/Q)	2/14/06	35,714	35,714	$1.00
		Junior secured loan ($15,023,125 par due 8/2012)	12.00% cash, 1.50% PIK	2/14/06	15,023,125	15,023,125	$1.00	(3)

PHNS, Inc.	Information technology and business process outsourcing	Senior subordinated loan ($16,000,000 par due 11/2011)	13.50% cash, 2.50% PIK	10/29/04	15,791,643	16,000,000	$1.00	(3)

Triad Laboratory Alliance, LLC	Laboratory services	Senior subordinated loan ($9,757,421 par due 12/2012)	12.00% cash, 1.75% PIK	12/21/05	9,757,421	9,757,421	$1.00	(3)
		Senior secured loan ($2,992,500 par due 12/2011)	8.23% (Libor + 3.25%/Q)	12/21/05	2,992,500	2,992,500	$1.00

					94,486,000	94,694,357			16.57%

Services - Other
Diversified Collection Services, Inc.	Collections services	Senior secured loan ($6,300,000 par due 2/2011)	8.78% (Libor + 4.00%/S)	2/2/05	6,300,000	6,300,000	$1.00	(2)
		Senior secured loan ($8,500,000 par due 8/2011)	10.89% (Libor + 6.00%/Q)	2/2/05	8,500,000	8,500,000	$1.00	(2)
		Preferred stock (114,004 shares)		2/2/05	295,270	295,270	$2.59	(4)

Event Rentals, Inc.	Party rental services	Senior secured loan ($2,676,136 par due 11/2011)	9.91% (Libor+ 5.25%/S)	11/17/05	2,676,136	2,676,136	$1.00
		Senior secured loan ($2,897,727 par due 11/2011)	9.91% (Libor + 5.25%Q)	11/17/05	2,897,727	2,897,727	$1.00
		Senior secured loan ($106,534 par due 11/2011)	12.00% (Base Rate + 4.25%/D)	11/17/05	106,534	106,534	$1.00
		Senior secured loan ($8,011,363 par due 11/2011)	9.91% (Libor + 5.25%/S)	11/17/05	8,011,363	8,011,363	$1.00

GCA Services, Inc.	Custodial services	Senior subordinated loan ($32,989,328 par due 1/2010)	12.00% cash, 3.00% PIK	7/25/05	32,989,328	32,989,328	$1.00	(3)

Miller Heiman, Inc.	Sales consulting services	Senior secured loan ($4,389,474 par due 6/2010)	8.58% (Libor + 3.75%/M)	6/20/05	4,389,474	4,389,474	$1.00	(2)
		Senior secured loan ($4,048,182 par due 6/2012)	9.23% (Libor + 4.25%/Q)	6/20/05	4,048,182	4,048,182	$1.00	(2)

MR Processing Holding Corp.	Bankruptcy and foreclosure processing services	Senior subordinated loan ($20,000,000 par due 2/2013)	14.00%	3/23/06	20,000,000	20,000,000	$1.00
		Senior secured loan ($2,000,000 par due 2/2012)	10.00% (Base Rate + 2.50%/Q)	3/28/06	2,000,000	2,000,000	$1.00

					92,214,015	92,214,015			16.14%

Restaurants
CICQ, LP	Restaurant franchisor, owner and operator	Limited partnership interest (26.5% interest)		8/15/05	53,000,000	66,287,100

					53,000,000	66,287,100			11.60%

Environmental Services
Mactec, Inc.	Engineering and environmental consulting services	Common stock (186 shares)		11/3/04	—	—	$—	(4)

United Site Services, Inc.	Portable restroom and site services	Senior secured loan ($5,036,957 par due 8/2011)	7.81% (Libor + 3.00%/M)	9/14/05	5,036,957	5,036,957	$1.00
		Senior secured loan ($3,043,478 par due 8/2011)	7.82% (Libor + 3.00%/Q)	9/14/05	3,043,478	3,043,478	$1.00
		Senior secured loan ($1,869,565 par due 8/2011)	7.71% (Libor + 3.00%/Q)	9/14/05	1,869,565	1,869,565	$1.00
		Junior secured loan ($13,461,538 par due 6/2010)	12.63% (Libor + 7.75%/Q)	12/1/04	13,420,907	13,461,538	$1.00	(2)
		Common stock (216,795 shares)		10/8/04	1,353,851	1,353,851	$6.24	(4)

Wastequip, Inc.	Waste management equipment manufacturer	Junior secured loan ($15,000,000 par due 7/2012)	10.98% (Libor + 6.00%/Q)	8/4/05	15,000,000	15,000,000	$1.00

WCA Waste Systems, Inc.	Waste management services	Junior secured loan ($25,000,000 par due 10/2011)	10.98% (Libor + 6.00%/Q)	4/25/05	25,000,000	25,000,000	$1.00	(2)

					64,724,758	64,765,389			11.33%

See accompanying notes to consolidated financial statements.

Company (1)	Industry	Investment	Interest (12)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets

Containers-Packaging
Captive Plastics, Inc.	Plastics container manufacturer	Junior secured loan ($16,000,000 par due 2/2012)	11.86% (Libor + 7.25%/Q)	12/19/05	16,000,000	16,000,000	$1.00

Industrial Container Services, LLC (7)	Industrial container manufacturer, reconditioner and servicer	Senior secured loan ($26,661,674 par due 9/2011)	11.43% (Libor + 6.50%/Q)	9/30/05	26,661,674	26,661,674	$1.00
		Senior secured loan ($3,869,565 par due 9/2011)	9.32% (Libor + 4.50%/M)	9/30/05	3,869,565	3,869,565	$1.00
		Senior secured revolving loan ($1,315,652 par due 9/2011)	9.28% (Libor + 4.50%/M)	9/30/05	1,315,652	1,315,652	$1.00
		Senior secured revolving loan ($1,160,870 par due 9/2011)	9.25% (Libor + 4.50%/M)	9/30/05	1,160,870	1,160,870	$1.00
		Senior secured revolving loan ($232,174 par due 9/2011)	10.75% (Base Rate + 3.00%/Q)	9/30/05	232,174	232,174	$1.00
		Common stock (1,800,000 shares)		9/29/05	1,800,000	1,800,000	$1.00	(4)

York Label Holdings, Inc.	Consumer product labels manufacturer	Senior subordinated loan ($9,111,375 par due 9/2012)	12.00% cash, 3.00% PIK	3/16/06	9,111,375	9,111,375	$1.00	(3)

					60,151,310	60,151,310			10.53%

Education
Equinox SMU Partners LLC and SMU Acquisition Corp. (8)	Medical school operator	Senior secured revolving loan ($8,482,342 par due 12/2010)	12.25% (Base Rate + 5.00%/Q)	1/25/06	8,482,342	8,482,342	$1.00
		Senior secured loan ($10,500,000 par due 12/2010)	11.07% (Libor + 6.00%/S)	1/25/06	10,500,000	10,500,000	$1.00
		Senior secured loan ($3,000,000 par due 12/2010)	11.07% (Libor + 6.00%/S)	1/25/06	3,000,000	3,000,000	$1.00
		Limited partnership interest (17.39% interest)		1/25/06	4,000,000	4,000,000		(4)

Lakeland Finance, LLC	Private school operator	Senior secured note ($33,000,000 par due 12/2012)	11.50%	12/13/05	33,000,000	33,000,000	$1.00

					58,982,342	58,982,342			10.32%

Consumer Products - Non-Durable
Making Memories Wholesale, Inc. (6)	Scrapbooking branded products manufacturer	Senior secured loan ($9,025,000 par due 3/2011)	8.98% (Libor + 4.00%/Q)	5/5/05	9,025,000	9,025,000	$1.00	(2)
		Senior subordinated loan ($10,050,000 par due 5/2012)	12.00% cash, 2.50% PIK	5/5/05	10,050,000	10,050,000	$1.00	(3)
		Preferred stock (3,500 shares)		5/5/05	3,758,800	1,320,000	$377.14	(3)

Shoes for Crews, LLC	Safety footwear and slip-related mats manufacturer	Senior secured loan ($1,478,167 par due 7/2010)	7.64% (Libor + 3.25%/S)	10/8/04	1,486,865	1,486,865	$1.01	(2)

Tumi Holdings, Inc.	Branded luggage designer, marketer and distributor	Senior secured loan ($2,500,000 par due 12/2012)	7.73% (Libor + 2.75%/Q)	5/24/05	2,500,000	2,500,000	$1.00	(2)
		Senior secured loan ($5,000,000 par due 12/2013)	8.23% (Libor + 3.25%/Q)	3/14/05	5,000,000	5,000,000	$1.00	(2)
		Senior subordinated loan ($13,173,216 par due 12/2014)	15.98% (Libor + 6.00% cash, 5.00% PIK/Q)	3/14/05	13,173,216	13,173,216	$1.00	(2) (3)

UCG Paper Crafts, Inc.	Scrapbooking materials manufacturer	Senior secured loan ($2,000,000 par due 2/2013)	8.08% (Libor + 3.25%/M)	2/23/06	2,000,000	2,000,000	$1.00
		Junior secured loan ($13,000,000 par due 2/2013)	12.33% (Libor + 7.50%/M)	2/23/06	13,000,000	13,000,000	$1.00

					59,993,881	57,555,081			10.07%

Manufacturing
Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan ($6,000,000 par due 4/2010)	9.98% (Libor + 5.00%/M)	3/28/05	6,039,721	6,000,000	$1.00
		Senior secured loan ($6,000,000 par due 10/2010)	14.48% (Libor + 9.50%/M)	3/28/05	6,000,000	6,000,000	$1.00

Qualitor, Inc.	Automotive aftermarket components supplier	Senior secured loan ($1,975,000 par due 12/2011)	8.98% (Libor + 4.00%/Q)	12/29/04	1,975,000	1,975,000	$1.00	(2)
		Junior secured loan ($5,000,000 par due 6/2012)	11.98% (Libor + 7.00%/Q)	12/29/04	5,000,000	5,000,000	$1.00	(2)

Reflexite Corporation (9)	Developer and manufacturer of high visibility reflective products	Senior subordinated loan ($10,381,612 par due 12/2011)	11.00% cash, 3.00% PIK	12/30/04	10,381,612	10,381,612	$1.00	(2) (3)
		Common Stock (412,059 shares)		3/28/06	6,098,473	6,098,473	$14.80	(4)

Universal Trailer Corporation (5)	Livestock and specialty trailer manufacturer	Common stock (50,000 shares)		10/8/04	6,424,645	3,113,351	$62.27	(4)
		Warrants to purchase 22,208 shares		10/8/04	1,505,776	1,382,826	$62.27	(4)

Varel Holdings, Inc.	Drill bit manufacturer	Senior secured loan ($6,643,750 par due 12/2010)	8.58% (Libor + 4.00%/S)	5/18/05	6,643,750	6,643,750	$1.00	(2)
		Senior secured loan ($1,978,336 par due 12/2010)	8.67% (Libor + 4.00%/Q)	5/18/05	1,978,336	1,978,336	$1.00	(2)
		Senior secured loan ($3,333,333 par due 12/2011)	12.89% (Libor + 8.00%/Q)	5/18/05	3,333,333	3,333,333	$1.00	(2)
		Senior secured revolving loan ($250,000 par due 10/2010)	8.27% (Libor + 3.50%/Q)	5/18/05	250,000	250,000	$1.00
		Preferred stock (30,451 shares)		5/18/05	1,067,500	1,067,500	$35.06	(3)

See accompanying notes to consolidated financial statements.

Company (1)	Industry	Investment	Interest (12)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets

		Common stock (30,451 shares)		5/18/05	3,045	3,045	$0.10	(4)

					56,701,191	53,227,226			9.32%

Consumer Products - Durable
AWTP, LLC	Water treatment services	Junior secured loan ($13,600,000 par due 12/2012)	12.19% (Libor + 7.50%/M)	12/21/05	13,600,000	13,600,000	$1.00

Berkline/Benchcraft Holdings LLC	Furniture manufacturer and	Junior secured loan ($5,000,000 par due 5/2012)	14.53% (Libor + 10.00%/Q)	11/3/04	5,000,000	4,500,000	$0.90	(2)
	distributor	Preferred stock (2,536 shares)		10/8/04	1,046,343	677,643	$267.21	(4)
		Warrants to purchase 483,020 shares		10/8/04	2,752,559	1,782,640	$3.69	(4)

Singer Sewing Company	Sewing machine manufacturer	Senior secured revolving loan ($500,000 par due 9/2010)	8.72% (Libor + 4.00%/M)	2/9/06	500,000	500,000	$1.00
		Senior secured revolving loan ($84,122 par due 9/2010)	9.25% (Base Rate + 1.75%/D)	2/9/06	84,122	84,122	$1.00
		Senior secured revolving loan ($83,333 par due 9/2010)	8.75% (Libor + 4.00%/Q)	2/9/06	83,333	83,333	$1.00
		Senior secured loan ($18,000,000 par due 9/2010)	10.74% (Libor + 6.00%/M)	2/9/06	18,000,000	18,000,000	$1.00

					41,066,357	39,227,738			6.87%

Printing, Publishing and Broadcasting
Canon Communications LLC	Print publications services	Junior secured loan ($16,250,000 par due 11/2011)	12.48% (Libor + 7.50%/Q)	5/25/05	16,250,000	16,250,000	$1.00	(2)

National Print Group, Inc.	Printing management services	Senior secured revolving loan ($684,783 par due 3/2012)	10.00% (Base Rate + 2.50%/D)	3/2/06	684,783	684,783	$1.00
		Senior secured revolving loan ($813,451 par due 3/2012)	8.28% (Libor + 3.50%/B)	3/2/06	813,451	813,451	$1.00
		Senior secured loan ($730,435 par due 3/2012)	10.00% (Base Rate + 2.50%/Q)	3/2/06	730,435	730,435	$1.00
		Senior secured loan ($10,682,609 par due 3/2012)	8.28% (Libor + 3.50%/B)	3/2/06	10,682,609	10,682,609	$1.00
		Senior secured loan ($5,021,739 par due 8/2012)	13.50% (Base Rate + 6.00%/Q)	3/2/06	5,021,739	5,021,739	$1.00
		Preferred stock (9,344 shares)		3/2/06	2,000,000	2,000,000	$214.04	(4)

					36,183,017	36,183,017			6.33%

Broadcasting and Cable
Patriot Media & Communications CNJ, LLC	Cable services	Junior secured loan ($5,000,000 par due 10/2013)	9.69% (Libor + 5.00%/M)	10/6/05	5,000,000	5,000,000	$1.00
Pappas Telecasting Incorporated	Television broadcasting	Senior secured loan ($20,083,333 par due 2/2010)	14.25% (Libor + 4.00% cash, 5.00% PIK/Q)	3/1/06	20,083,333	20,083,333	$1.00	(3)

					25,083,333	25,083,333			4.39%

Computers and Electronics
Extensity	Software manufacturer	Junior secured loan ($10,000,000 par due 9/2011)	11.99% (Libor + 7.25%/M)	3/13/06	10,000,000	10,000,000	$1.00

RedPrairie Corporation	Software manufacturer	Junior secured loan ($8,500,000 par due 5/2010)	12.43% (Libor + 7.75%/B)	2/21/06	8,500,000	8,500,000	$1.00

					18,500,000	18,500,000			3.24%

Aerospace & Defense
ILC Industries, Inc.	Industrial products provider	Junior secured loan ($6,500,000 par due 8/2012)	10.73% (Libor + 5.75%/Q)	8/30/05	6,528,638	6,500,000	$1.00

Thermal Solutions LLC and TSI Group, Inc.	Thermal management and electronics	Senior secured loan ($3,250,000 par due 3/2012)	8.78% (Libor + 4.00%/M)	3/28/05	3,250,000	3,250,000	$1.00	(2)
	packaging manufacturer	Senior secured loan ($1,750,000 par due 3/2011)	8.28% (Libor + 3.50%/M)	3/28/05	1,750,000	1,750,000	$1.00	(2)
		Senior subordinated loan ($3,062,766 par due 3/2012)	11.50% cash, 2.75% PIK	3/28/05	3,068,806	3,062,766	$1.00	(2) (3)
		Senior subordinated loan ($2,500,000 par due 3/2013)	11.50% cash, 2.50% PIK	3/21/06	2,500,000	2,500,000	$1.00	(2) (3)
		Preferred stock (53,900 shares)		3/28/05	539,000	539,000	$10.00	(4)
		Common stock (1,100,000 shares)		3/28/05	11,000	11,000	$0.01	(4)

					17,647,443	17,612,766			3.08%

Financial
Foxe Basin CLO 2003, Ltd.	Collateralized debt obligation	Preference shares (3,000 shares)		10/8/04	2,682,785	2,682,785	$894.26	(10) (11)

Hudson Straits CLO 2004, Ltd.	Collateralized debt obligation	Preference shares (5,750 shares)		10/8/04	5,073,677	5,001,472	$869.82	(10) (11)

MINCS-Glace Bay, Ltd.	Collateralized debt obligation	Secured notes ($9,500,000 par due 7/2014)	7.79% (Libor + 3.60%/Q)	10/8/04	9,025,440	9,500,000	$1.00	(10) (11)

					16,781,902	17,184,257			3.01%

See accompanying notes to consolidated financial statements.

Company (1)	Industry	Investment	Interest (12)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets

Cargo Transport
Kenan Advantage Group, Inc.	Fuel transportation provider	Senior subordinated loan ($8,960,489 par due 12/2013)	9.50% cash, 3.50% PIK	12/15/05	8,960,849	8,960,849	$1.00	(3)
		Senior secured loan ($2,493,750 par due 12/2011)	7.98% (Libor + 3.00%/Q)	12/15/05	2,493,750	2,493,750	$1.00
		Preferred stock (10,984 shares)		12/15/05	1,098,400	1,098,400	$100.00	(4)
		Common stock (30,575 shares)		12/15/05	30,575	30,575	$1.00	(4)

					12,583,574	12,583,574			2.20%

Farming and Agriculture
The GSI Group, Inc.	Agricultural equipment manufacturer	Senior notes ($10,000,000 par due 5/2013)	12.00%	5/11/05	10,000,000	10,000,000	$1.00
		Common stock (7,500 shares)		5/12/05	750,000	750,000	$100.00	(4)

					10,750,000	10,750,000			1.88%

Beverage, Food and Tobacco
Farley’s & Sathers Candy Company, Inc.	Branded candy manufacturer	Junior secured loan ($10,000,000 par due 3/2011)	9.50% (Base Rate + 1.75%/D)	3/23/06	10,000,000	10,000,000	$1.00

					10,000,000	10,000,000			1.75%
Housing - Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,502,823 par due 3/2011)	13.00% cash, 3.00% PIK	10/8/04	8,498,082	8,502,823	$1.00	(2) (3)
		Common stock (2,743 shares)		10/8/04	752,888	752,888	$274.48	(4)
		Warrants to purchase 4,464 shares		10/8/04	652,503	652,503	$146.17	(4)

					9,903,473	9,908,214			1.73%

Healthcare - Medical Products
Aircast, Inc.	Manufacturer of orthopedic braces,	Senior secured loan ($1,235,429 par due 12/2010)	7.60% (Libor + 2.75%/M)	12/2/04	1,235,429	1,235,429	$1.00	(2)
	supports and vascular systems	Junior secured loan ($1,000,000 par due 6/2011)	11.85% (Libor + 7.00%/M)	12/2/04	1,000,000	1,000,000	$1.00	(2)

					2,235,429	2,235,429			0.39%

Total					$740,988,027	$747,145,149

(1) We do not “Control” any of our portfolio companies, as defined in the Investment Company Act of 1940.  In general, under the 1940 Act, we would “Control” a portfolio company if we owned 25% or more of its voting securities.  All of our portfolio company investments are subject to legal restriction on sales which as of March 31, 2006 represented 131% of the Company’s net assets.

(2) Pledged as collateral for the CP Funding Facility and unless otherwise noted, all other investments are pledged as collateral for the Revolving Credit Facility (see Note 7 to the consolidated financial statements).

(3) Has a payment-in-kind interest feature (see Note 2 to the consolidated financial statements).

(4) Non-income producing at March 31, 2006.

(5) As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the three months ended March 31, 2006, for this portfolio company there were total purchases of $5,000,000, redemptions of $7,528,880 (cost), interest income of $176,732, other income of $3,125, net realized gains of $47,283 and net unrealized losses of $6,118.

(6) As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the three months ended March 31, 2006, for this portfolio company there were total redemptions of $118,750 (cost), interest income of $630,505, other income of $1,264 and net unrealized losses of $2,438,800.

(7) As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the three months ended March 31, 2006,for this portfolio company there were total purchases of $1,780,000, redemptions of $1,614,815 (cost), interest income of $880,971 and other income of $51,355.

(8) As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the three months ended March 31, 2006, for this portfolio company there were total purchases of $25,982,342, interest income of $428,073, capital structuring services fees of $583,810 and other income of $3,709.

(9) As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  This portfolio company became an “Affiliate” on March 28, 2006, when we purchased common stock in the company. For the three months ended March 31, 2006, for this portfolio company there were total purchases of $6,098,473 and interest income of $360,651.

(10) Non-U.S. company or principal place of business outside the U.S.

(11) Non-registered investment company.

(12) A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either Libor or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q), bi-monthly (B) monthly (M) or daily (D).  For each such loan, we have provided the current interest rate in effect at March 31, 2006.

See accompanying notes to consolidated financial statements.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2005

Company (1)	Industry	Investment	Interest (10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets

Healthcare - Services
American Renal Associates, Inc.	Dialysis provider	Senior secured loan ($3,426,230 par due 12/2010)	8.68% (Libor+ 4.00%/Q)	12/14/05	3,426,230	3,426,230	$1.00
		Senior secured loan ($180,328 par due 12/2010)	8.50% (Libor+ 4.00%/Q)	12/14/05	180,328	180,328	$1.00
		Senior secured loan ($5,886,885 par due 12/2011)	9.18% (Libor + 4.50%/Q)	12/14/05	5,886,885	5,886,885	$1.00
		Senior secured loan ($14,754 par due 12/2011)	9.00% (Libor+ 4.50%/Q)	12/14/05	14,754	14,754	$1.00
		Senior secured loan ($7,213,115 par due 12/2011)	11.68% (Libor + 7.00%/Q)	12/14/05	7,213,115	7,213,115	$1.00

Capella Healthcare, Inc.	Acute care hospital operator	Junior secured loan ($29,000,000 par due 11/2013)	10.45% (Libor + 6.00%/Q)	12/1/05	29,000,000	29,000,000	$1.00

PHNS, Inc.	Information technology and business process outsourcing	Senior subordinated loan ($16,000,000 par due 11/2011)	13.50% cash, 2.5% PIK	10/29/04	15,785,661	16,000,000	$1.00	(3)

Triad Laboratory Alliance, LLC	Laboratory services	Senior subordinated loan ($9,714,888 par due 12/2012)	12.00% cash, 1.75% PIK	12/21/05	9,714,888	9,714,888	$1.00	(3)
		Senior secured loan ($3,000,000 par due 12/2011)	7.78% (Libor + 3.25%/Q)	12/21/05	3,000,000	3,000,000	$1.00

					74,221,861	74,436,200			13.03%

Containers-Packaging
Captive Plastics, Inc.	Plastics container manufacturer	Junior secured loan ($16,000,000 par due 2/2012)	11.62% (Libor + 7.25%/M)	12/19/05	16,000,000	16,000,000	$1.00

Industrial Container Services, LLC (7)	Industrial container manufacturer, reconditioner and servicer	Senior secured loan ($26,728,663 par due 9/2011)	11.00% (Libor + 6.50%/Q)	9/30/05	26,728,663	26,728,663	$1.00
		Senior secured loan ($4,643,479 par due 9/2011)	8.88% (Libor + 4.50%/M)	9/30/05	4,643,479	4,643,479	$1.00
		Senior secured revolving loan ($1,160,870 par due 9/2011)	10.25% (Base Rate + 3.00%/Q)	9/30/05	1,160,870	1,160,870	$1.00
		Senior secured revolving loan ($541,739 par due 9/2011)	10.25% (Base Rate + 3.00%/Q)	9/30/05	541,739	541,739	$1.00
		Common stock (1,800,000 shares)		9/29/05	1,800,000	1,800,000	$1.00	(4)

York Label Holdings, Inc.	Consumer product labels manufacturer	Senior subordinated loan ($10,368,791 par due 2/2010)	10.00% cash, 4.00% PIK	11/3/04	10,362,901	10,368,791	$1.00	(2) (3)
		Preferred stock (650 shares)	10.00%	11/3/04	3,742,445	3,742,445	$5,757.61	(3)
		Warrants to purchase 156,000 shares		11/3/04	5,320,409	5,320,408	$34.11	(4)

					70,300,506	70,306,395			12.30%

Services - Other
Diversified Collection Services, Inc.	Collections services	Senior secured loan ($6,300,000 par due 2/2011)	8.38% (Libor + 4.00%/M)	2/2/05	6,300,000	6,300,000	$1.00	(2)
		Senior secured loan ($8,500,000 par due 8/2011)	10.00% (Libor + 6.00%/Q)	2/2/05	8,500,000	8,500,000	$1.00	(2)
		Preferred stock (114,004 shares)		2/2/05	295,270	295,270	$2.59	(4)

Event Rentals, Inc.	Party rental services	Senior secured loan ($2,676,136 par due 11/2011)	9.91% (Libor+ 5.25%/S)	11/17/05	2,676,136	2,676,136	$1.00
		Senior secured loan ($2,897,727 par due 11/2011)	9.92% (Libor + 5.25%Q)	11/17/05	2,897,727	2,897,727	$1.00
		Senior secured loan ($170,455 par due 11/2011)	11.50% (Base Rate + 4.25%/D)	11/17/05	170,455	170,455	$1.00
		Senior secured loan ($8,011,363 par due 11/2011)	9.91% (Libor + 5.25%/S)	11/17/05	8,011,363	8,011,363	$1.00

GCA Services, Inc.	Custodial services	Senior subordinated loan ($32,743,750 par due 1/2010)	12.00% cash, 3.00% PIK	7/25/05	32,743,750	32,743,750	$1.00	(3)

Miller Heiman, Inc.	Sales consulting services	Senior secured loan ($4,521,687 par due 6/2010)	8.14% (Libor + 3.75%/M)	6/20/05	4,521,687	4,521,687	$1.00	(2)
		Senior secured loan ($4,058,379 par due 6/2012)	8.78% (Libor + 4.25%/Q)	6/20/05	4,058,379	4,058,379	$1.00	(2)

					70,174,767	70,174,767			12.28%

Environmental Services
Mactec, Inc.	Engineering and environmental	Common stock (186 shares) consulting services		11/3/04	—	—	$0.00	(4)

United Site Services, Inc.	Portable restroom and site services	Senior secured loan ($5,061,957 par due 8/2011)	7.37% (Libor + 3.00%/M)	9/14/05	5,061,957	5,061,957	$1.00
		Senior secured loan ($3,043,478 par due 8/2011)	7.41% (Libor + 3.00%/Q)	9/14/05	3,043,478	3,043,478	$1.00
		Senior secured loan ($1,869,565 par due 8/2011)	7.28% (Libor + 3.00%/Q)	9/14/05	1,869,565	1,869,565	$1.00
		Junior secured loan ($13,461,538 par due 6/2010)	12.44% (Libor + 8.00%/Q)	12/1/04	13,419,063	13,461,538	$1.00	(2)
		Common stock (216,795 shares)		10/8/04	1,353,851	1,353,851	$6.24	(4)

Wastequip, Inc.	Waste management equipment manufacturer	Junior secured loan ($15,000,000 par due 7/2012)	10.53% (Libor + 6.00%/Q)	8/4/05	15,000,000	15,000,000	$1.00

WCA Waste Systems, Inc.	Waste management services	Junior secured loan ($25,000,000 par due 10/2011)	10.53% (Libor + 6.00%/Q)	4/25/05	25,000,000	25,000,000	$1.00	(2)

					64,747,914	64,790,389			11.34%

Restaurants
CICQ, LP	Restaurant franchisor, owner and operator	Limited partnership interest (26.5% interest)		8/15/05	53,000,000	62,284,540

					53,000,000	62,284,540			10.90%

Company (1)	Industry	Investment	Interest (10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets

Manufacturing
Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan ($6,000,000 par due 4/2010)	9.53% (Libor + 5.00%/Q)	3/28/05	6,040,153	6,000,000	$1.00
		Senior secured loan ($6,000,000 par due 10/2010)	14.03% (Libor + 9.50%/Q)	3/28/05	6,000,000	6,000,000	$1.00

Qualitor, Inc.	Automotive aftermarket components supplier	Senior secured loan ($827,059 par due 12/2011)	8.27% (Libor + 4.00%/Q)	12/29/04	827,059	827,059	$1.00	(2)
		Senior secured loan ($1,152,941 par due 12/2011)	8.53% (Libor + 4.00%/Q)	12/29/04	1,152,941	1,152,941	$1.00	(2)
		Junior secured loan ($5,000,000 par due 6/2012)	11.53% (Libor + 7.00%/Q)	12/29/04	5,000,000	5,000,000	$1.00	(2)

Reflexite Corporation	Developer and manufacturer of high visibility reflective products	Senior subordinated loan ($10,304,329 par due 12/2011)	11.00% cash, 3.00% PIK	12/30/04	10,304,329	10,304,329	$1.00	(2) (3)

Universal Trailer Corporation (5)	Livestock and specialty trailer manufacturer	Senior secured loan ($1,048,960 par due 3/2007)	8.39% (Libor + 4.00%/M)	10/8/04	1,054,725	1,054,725	$1.01
		Senior subordinated loan ($7,500,000 par due 9/2008)	13.50%	10/8/04	7,522,762	7,528,881	$1.00
		Common stock (50,000 shares)		10/8/04	6,424,645	3,113,351	$62.27	(4)
		Warrants to purchase 22,208 shares		10/8/04	1,505,776	1,382,826	$62.27	(4)

Varel Holdings, Inc.	Drill bit manufacturer	Senior secured loan ($6,643,750 par due 12/2010)	8.58% (Libor + 4.00%/S)	5/18/05	6,643,750	6,643,750	$1.00	(2)
		Senior secured loan ($2,333,333 par due 12/2010)	8.47% (Libor + 4.00%/Q)	5/18/05	2,333,333	2,333,333	$1.00	(2)
		Senior secured loan ($3,333,333 par due 12/2011)	12.48% (Libor + 8.00%/Q)	5/18/05	3,333,333	3,333,333	$1.00	(2)
		Preferred stock (30,451 shares)		5/18/05	1,046,568	1,046,568	$34.37	(3)
		Common stock (30,451 shares)		5/18/05	3,045	3,045	$0.10	(4)

					59,192,419	55,724,141			9.75%

Consumer Products - Non-Durable
Making Memories Wholesale, Inc. (6)	Scrapbooking branded products manufacturer	Senior secured loan ($9,143,750 par due 3/2011)	8.50% (Libor + 4.00%/Q)	5/5/05	9,143,750	9,143,750	$1.00	(2)
		Senior subordinated loan ($10,000,000 par due 5/2012)	12.00% cash, 2.50% PIK	5/5/05	10,000,000	10,000,000	$1.00	(3)
		Preferred stock (3,500 shares)		5/5/05	3,685,100	3,685,100	$1,052.89	(3)

Shoes for Crews, LLC	Safety footwear and slip-related mats manufacturer	Senior secured loan ($1,478,167 par due 7/2010)	9.00% (Base Rate + 1.75%/D)	10/8/04	1,486,865	1,486,865	$1.01	(2)
		Senior secured loan ($47,247 par due 7/2010)	7.78% (Libor + 3.25%/Q)	10/8/04	47,525	47,525	$1.01	(2)

Tumi Holdings, Inc.	Branded luggage designer, marketer and distributor	Senior secured loan ($2,500,000 par due 12/2012)	7.28% (Libor + 2.75%/Q)	5/24/05	2,500,000	2,500,000	$1.00	(2)
		Senior secured loan ($5,000,000 par due 12/2013)	7.78% (Libor + 3.25%/Q)	3/14/05	5,000,000	5,000,000	$1.00	(2)
		Senior subordinated loan ($13,008,799 par due 12/2014)	15.53% (Libor + 6.00% cash, 5.00% PIK/Q)	3/14/05	13,008,799	13,008,799	$1.00	(2) (3)

					44,872,039	44,872,039			7.85%

Education
Lakeland Finance, LLC	Private school operator	Senior secured note ($33,000,000 par due 12/2012)	11.50%	12/13/05	33,000,000	33,000,000	$1.00

					33,000,000	33,000,000			5.78%

Consumer Products - Durable
AWTP, LLC	Water treatment services	Junior secured loan ($13,600,000 par due 12/2012)	13.50% (Base Rate + 6.25%/Q)	12/21/05	13,600,000	13,600,000	$1.00

Berkline/Benchcraft Holdings LLC	Furniture manufacturer and distributor	Junior secured loan ($5,000,000 par due 5/2012)	14.05% (Libor + 10.00%/Q)	11/3/04	5,000,000	4,500,000	$0.90	(2)
		Preferred stock (2,536 shares)		10/8/04	1,046,343	677,643	$267.21	(4)
		Warrants to purchase 483,020 shares		10/8/04	2,752,559	1,782,640	$3.69	(4)

					22,398,902	20,560,283			3.60%

Financial
Foxe Basin CLO 2003, Ltd.	Collateralized debt obligation	Preference shares (3,000 shares)		10/8/04	2,743,440	2,743,440	$914.48	(8) (9)

Hudson Straits CLO 2004, Ltd.	Collateralized debt obligation	Preference shares (5,750 shares)		10/8/04	5,217,331	5,143,121	$894.46	(8) (9)

MINCS-Glace Bay, Ltd.	Collateralized debt obligation	Secured notes ($9,500,000 par due 7/2014)	7.79% (Libor + 3.60%/Q)	10/8/04	9,019,819	9,500,000	$1.00	(8) (9)

					16,980,590	17,386,561			3.04%

Printing, Publishing and Broadcasting
Canon Communications LLC	Print publications services	Junior secured loan ($16,250,000 par due 11/2011)	12.03% (Libor + 7.50%/Q)	5/25/05	16,250,000	16,250,000	$1.00	(2)

					16,250,000	16,250,000			2.84%

Aerospace & Defense
ILC Industries, Inc.	Industrial products provider	Junior secured loan ($6,500,000 par due 8/2012)	10.28% (Libor + 5.75%/Q)	8/30/05	6,529,232	6,500,000	$1.00

Thermal Solutions LLC	Thermal management and electronics	Senior secured loan ($5,973,529 par due 3/2011)	9.71% (Libor + 5.25%/Q)	3/28/05	5,973,529	5,973,529	$1.00	(2)

Company (1)	Industry	Investment	Interest (10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets

	packaging manufacturer	Senior subordinated loan ($3,062,766 par due 3/2012)	11.50% cash, 2.75% PIK	3/28/05	3,067,225	3,062,766	$1.00	(2) (3)
		Preferred stock (29,400 shares)		3/28/05	294,000	294,000	$10.00	(4)
		Common stock (600,000 shares)		3/28/05	6,000	6,000	$0.01	(4)

					15,869,986	15,836,295			2.77%

Cargo Transport
Kenan Advantage Group, Inc.	Fuel transportation provider	Senior subordinated loan ($8,870,968 par due 12/2013)	13.00%	12/15/05	8,870,968	8,870,968	$1.00
		Senior secured loan ($2,500,000 par due 12/2011)	7.50% (Libor + 3.00%/Q)	12/15/05	2,500,000	2,500,000	$1.00
		Preferred stock (10,984 shares)		12/15/05	1,098,400	1,098,400	$100.00	(4)
		Common stock (30,575 shares)		12/15/05	30,575	30,575	$1.00	(4)

					12,499,943	12,499,943			2.19%

Farming and Agriculture
The GSI Group, Inc.	Agricultural equipment manufacturer	Senior notes ($10,000,000 par due 5/2013)	12.00%	5/11/05	10,000,000	10,000,000	$1.00
		Common stock (7,500 shares)		5/12/05	750,000	750,000	$100.00	(4)

					10,750,000	10,750,000			1.88%

Housing - Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,439,529 par due 3/2011)	13.00% cash, 4.00% PIK	10/8/04	8,435,645	8,439,529	$1.00	(2) (3)
		Common stock (2,743 shares)		10/8/04	752,888	752,888	$274.48	(4)
		Warrants to purchase 4,464 shares		10/8/04	652,503	652,503	$146.17	(4)

					9,841,036	9,844,920			1.72%

Cable Television
Patriot Media & Communications CNJ, LLC	Cable services	Junior secured loan ($5,000,000 par due 10/2013)	9.50% (Libor + 5.00%/Q)	10/6/05	5,000,000	5,000,000	$1.00

					5,000,000	5,000,000			0.88%

Healthcare - Medical Products
Aircast, Inc.	Manufacturer of orthopedic braces, supports and vascular systems	Senior secured loan ($1,251,902 par due 12/2010)	7.20% (Libor + 2.75%/Q)	12/2/04	1,251,902	1,251,902	$1.00	(2)
		Junior secured loan ($1,000,000 par due 6/2011)	11.45% (Libor + 7.00%/Q)	12/2/04	1,000,000	1,000,000	$1.00	(2)

					2,251,902	2,251,902			0.39%

Total					$581,351,865	$585,968,375

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the three	For the three
	months ended	months ended
	March 31, 2006	March 31, 2005
	(unaudited)	(unaudited)
INVESTMENT INCOME:
From non-control/non-affiliate investments:
Interest from investments	$15,051,133	$4,920,655
Interest from cash & cash equivalents	231,229	30,356
Capital structuring service fees	1,746,205	303,750
Other income	42,543	59,396
Total investment income from non-control/non-affiliate investments	17,071,110	5,314,157

From affiliate investments:
Interest from investments	2,476,932	310,593
Capital structuring service fees	583,810	—
Other income	59,453	125,842
Total investment income from affiliate investments	3,120,195	436,435

Total investment income	20,191,305	5,750,592

EXPENSES:
Base management fees	2,543,659	814,712
Incentive management fees	2,922,884	270,284
Administrative	177,537	233,272
Professional fees	471,451	164,994
Directors fees	63,250	72,165
Insurance	188,101	142,813
Interest and credit facility fees	1,322,310	375,290
Interest payable to the Investment Adviser	25,879	51,725
Amortization of debt issuance costs	407,310	65,690
Other	168,509	29,818
Total expenses	8,290,890	2,220,763

NET INVESTMENT INCOME BEFORE INCOME TAXES	11,900,415	3,529,829

Income tax expense, including excise tax	208,880	—

NET INVESTMENT INCOME	11,691,535	3,529,829

REALIZED AND UNREALIZED GAIN ON INVESTMENTS:
Net realized gains (losses):
Net realized gains from non-control/non-affiliate investment transactions	563,603	409,180
Net realized gains (losses) from affiliate investment transactions	47,283	(150)
Net realized gains from investment transactions	610,886	409,030

Net unrealized gains (losses):
Investment transactions from non-control/non-affiliate investments	3,985,530	4,566,231
Investment transactions from affiliate investments	(2,444,918)	(1,184)
Net unrealized gains from investment transactions	1,540,612	4,565,047

Net realized and unrealized gain on investments	2,151,498	4,974,077

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$13,843,033	$8,503,906

BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 4)	$0.36	$0.69

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 4)	37,988,700	12,275,457

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2006 (unaudited)

	Common Stock		Capital in Excess of Par Value	Distributions Less Than (in Excess of) Net Investment income	Accumulated Net Realized Gain on Sale of Investments	Net Unrealized Appreciation on Investments	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2005	37,909,484	$37,910	$559,192,554	$—	$5,765,225	$4,616,510	$569,612,199

Shares issued in connection with dividend reinvestment plan	97,664	98	1,602,581	—	—	—	1,602,679

Net increase in stockholders’ equity resulting from operations	—	—	—	11,691,535	610,886	1,540,612	13,843,033

Dividend declared ($0.36 per share)	—	—	—	(11,691,535)	(1,991,038)	—	(13,682,573)

Balance at March 31, 2006	38,007,148	$38,008	$560,795,135	$—	$4,385,073	$6,157,122	$571,375,338

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Quarter Ended March 31, 2005 (unaudited)

	Common Stock		Capital in Excess of Par Value	Distributions Less Than (in Excess of) Net Investment income	Accumulated Net Realized Gain on Sale of Investments	Net Unrealized Appreciation on Investments	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2004	11,066,767	$11,067	$159,602,706	$(136,415)	$—	$230,947	$159,708,305

Shares issued in connection with dividend reinvestment plan	1,647	2	31,996	—	—	—	31,998

Issuance of common stock from secondary offering (net of offering and underwriting costs)	12,075,000	12,075	183,859,340	—	—	—	183,871,415

Reimbursement of underwriting costs paid by the Investment Adviser (see Note 9)	—	—	(2,475,000)	—	—	—	(2,475,000)

Net increase in stockholders’ equity resulting from operations	—	—	—	3,529,829	409,030	4,565,047	8,503,906

Dividend declared ($0.30 per share)	—	—	—	(2,911,494)	(409,030)	—	(3,320,524)

Balance at March 31, 2005	23,143,414	$23,144	$341,019,042	$481,920	$—	$4,795,994	$346,320,100

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the three	For the three
	months ended	months ended
	March 31, 2006	March 31, 2005
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$13,843,033	$8,503,906
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Net realized gain on investment transactions	(610,886)	(409,030)
Net unrealized gain on investment transactions	(1,540,612)	(4,565,047)
Net accretion of discount on securities	(11,229)	1,348
Increase in accrued payment-in-kind dividends and interest	(945,454)	(688,839)
Amortization of debt issuance costs	407,310	65,690
Proceeds from sale and redemption of investments	37,898,214	15,824,788
Purchases of investments	(200,910,725)	(50,972,688)
Changes in operating assets and liabilities:
Interest receivable	(2,130,079)	(761,438)
Other assets	(210,999)	104,969
Accounts payable and accrued expenses	431,963	(527,425)
Management and incentive fees payable	1,988,509	810,339
Interest and facility fees payable	927,531	279,114
Interest payable to the Investment Adviser	(154,078)	51,725

Net cash used in operating activities	(151,017,502)	(32,282,588)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	183,871,415
Borrowings on credit facility payable	167,200,000	23,500,000
Repayments on credit facility payable	—	(79,000,000)
Underwriting costs payable to the Investment Adviser	(2,475,000)	—
Dividends paid in cash	(11,286,546)	(3,288,032)

Net cash provided by financing activities	153,438,454	125,083,383

CHANGE IN CASH AND CASH EQUIVALENTS	2,420,952	92,800,795

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,613,334	26,806,160

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,034,286	$119,606,955

Supplemental Information:
Interest paid during the period	$308,038	$60,531
Dividends declared during the period	$13,682,573	$3,320,524

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2006 (unaudited)

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

Interim financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2006.

2.                                      SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States, and include the accounts of the Company and its wholly owned subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All significant intercompany balances and transactions have been eliminated.

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

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are computed using the specific identification method. We carry our investments at fair value, as determined by our board of directors. Investments for which market quotations are readily available are valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our board of directors based on the input of our investment adviser and audit committee and, where appropriate, an independent valuation firm. The types of factors that we may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

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

Payment in Kind Interest

The Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. For the three months ended March 31, 2006, $945,454 in PIK income was recorded. For the three months ended March 31, 2005, $688,839 in PIK income was recorded.

Capital Structuring Service Fees

The Company’s Investment Adviser seeks to provide assistance to the portfolio companies in connection with the Company’s investments and in return the Company may receive fees for capital structuring services. These fees are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Company’s Investment Adviser provides vary by investment, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice, which concludes upon closing of the loan.  The Company’s Investment Adviser may also take a seat on the board of directors of a portfolio company, or observe the meetings of the board of directors without taking a formal seat.   Any services of the above nature subsequent to the closing would generally generate a separate fee payable to the Company. In certain instances where the Company is invited to participate as a co-lender in a transaction and in the event that the Company does not provide significant services in connection with the investment, a portion of loan fees paid to the Company in such situations may be deferred and amortized over the estimated life of the loan.

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

Offering Expenses

The Company’s offering costs were charged against the proceeds from the Add-on Offering (as defined in Note 10) when received. For the three months ended March 31, 2005, the Company incurred approximately $635,000 of such costs.

Debt Issuance Costs

Debt issuance costs are being amortized over the life of the related credit facility using the straight line method which approximates the interest method.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2006, a provision of approximately $99,000 was recorded for Federal excise tax. As of March 31, 2006, the entire amount was unpaid and included in accounts payable on the accompanying consolidated balance sheet.

Our wholly owned subsidiaries ARCC Cervantes Corporation (“ACC”) and ARCC Cervantes LLC (“ACLLC”) are subject to Federal and state income taxes. For the three months ended March 31, 2006, we recorded a tax provision of approximately $110,000 for these subsidiaries.

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

Last year, as part of an industry sweep, the Fort Worth District Office of the Securities and Exchange Commission (the “District Office”) conducted a limited scope examination of the Company. As a result of this examination, by letter dated September 29, 2005, the District Office—while noting that the fees we have already paid to our investment adviser do not appear to exceed those allowable by law—raised issues regarding the clarity of the Advisory Agreement and certain aspects of our method of calculation of the capital gains portion of the incentive fee contained in that agreement.

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

For the three months ended March 31, 2006, we incurred $2,543,659 in base management fees, $2,922,884 in incentive management fees related to pre-incentive fee net investment income and no incentive management fees related to realized capital gains. As of March 31, 2006, $5,466,543 was unpaid and included in management and incentive fees payable in the accompanying consolidated balance sheet.

For the three months ended March 31, 2005, we incurred $814,712 in base management fees, $237,741 in incentive management fees related to pre-incentive fee net investment income and $32,543 in incentive management fees related to realized capital gains.

We also are party to a separate administration agreement (the “Administration Agreement”) with Ares Administration under which Ares Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, Ares Administration also performs or oversees the performance of our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Administration assists us in determining and publishing the net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Ares Administration also provides on our behalf, managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60-days’ written notice to the other party.

For the three months ended March 31, 2006, we incurred $177,537 in administrative fees. As of March 31, 2006, $177,537 was unpaid and included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

For the three months ended March 31, 2005, we incurred $233,272 in administrative fees.

4.                                      EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share resulting from the three months ended March 31, 2006:

Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	$13,843,033

Denominator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	37,988,700

Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$0.36

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share resulting from the three months ended March 31, 2005:

Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	$8,503,906

Denominator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	12,275,457

Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$0.69

5.                                      INVESTMENTS

For the three months ended March 31, 2006, the Company purchased (A) $151.5 million aggregate principal amount of senior term debt, (B) $31.6 million aggregate principal amount of senior subordinated debt and (C) $12.3 million of investments in equity securities.

In addition, for the three months ended March 31, 2006, (1) $17.9 million aggregate principal amount of senior subordinated debt and (2) $3.5 million aggregate principal amount of senior term debt were redeemed. Additionally, (A) $9.1 million of investments in equity securities and (B) $6.1 million aggregate principal amount of senior term debt were sold.

As of March 31, 2006, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$19,034,286	$19,034,286
Senior term debt	480,983,164	480,455,437
Senior notes	10,000,000	10,000,000
Senior subordinated debt	144,282,332	144,489,390
Collateralized debt obligations	16,781,902	17,184,257
Equity securities	88,940,628	95,016,065
Total	$760,022,313	$766,179,435

As of December 31, 2005, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$16,613,334	$16,613,334
Senior term debt	338,993,970	338,467,061
Senior notes	10,000,000	10,000,000
Senior subordinated debt	129,816,927	130,042,698
Collateralized debt obligations	16,980,590	17,386,561
Equity securities	85,560,378	90,072,055
Total	$597,965,199	$602,581,709

The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt using the effective interest method.

The industry and geographic compositions of the portfolio at fair value at March 31, 2006 and December 31, 2005 were as follows:

Industry	March, 31 2006	December 31, 2005

Health Care	13.0%	13.1%
Consumer Products	13.0	11.2
Other Services	12.3	12.0
Restaurants	8.9	10.6
Environmental Services	8.7	11.0
Containers/Packaging	8.1	12.0
Education	7.9	5.6
Manufacturing	7.1	9.5
Printing/Publishing	4.8	2.8
Broadcasting/Cable	3.4	0.9
Computers/Electronics	2.5	0.0
Aerospace and Defense	2.4	2.7
Financial	2.3	3.0
Cargo Transport	1.7	2.1
Farming and Agriculture	1.4	1.8
Beverage/Food/Tobacco	1.3	0.0
Homebuilding	1.2	1.7
Total	100.0%	100.0%

Geographic Region	March, 31 2006	December 31, 2005

West	36.1%	38.9%
Mid-Atlantic	19.7	24.3
Southeast	18.5	10.2
Midwest	11.0	12.3
Northeast	9.9	11.3
International	4.8	3.0
Total	100.0%	100.0%

6.                                      COMMITMENTS AND CONTINGENCIES

As of March 31, 2006, the Company had committed to make a total of approximately $63.0 million of investments in various revolving senior secured loans. As of March 31, 2006, $37.5 million was unfunded. Included within the $63.0 million commitment in revolving secured loans is a commitment to issue up to $3.2 million in standby letters of credit through a financial intermediary on behalf of a portfolio company. Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio company was to default on its related payment obligations. As of March 31, 2006, the Company had $2.3 million in standby letters of credit issued and outstanding on behalf of the portfolio company, of which no amounts were recorded as a liability. These letters of credit expire on September 30, 2006, but may be extended under substantially similar terms for additional one-year terms at the Company’s option until the revolving line of credit, under which the letters of credit were issued, matures on September 30, 2011.

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

7.                                      CREDIT FACILITIES PAYABLE

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On October 29, 2004, we formed Ares Capital CP Funding LLC (“Ares Capital CP”), a wholly owned subsidiary of the Company, through which we established a revolving credit facility (the “CP Funding Facility”). On November 3, 2004, we entered into the CP Funding Facility that, as amended, allows Ares Capital CP to issue up to $350.0 million of variable funding certificates (“VFC”). As part of the CP Funding Facility, we are subject to limitations as to how borrowed funds may be used including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of VFC that we may issue from time to time. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early amortization of the CP Funding Facility and limit further advances under the CP Funding Facility and in some cases could be an event of default. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the CP Funding Facility. As of March 31, 2006, there was $109.2 million outstanding under the CP Funding Facility and the Company continues to be in compliance with all of the limitations and requirements of the CP Funding Facility. As of December 31, 2005 there was $18.0 million outstanding under the CP Funding Facility.

The CP Funding Facility expires on November 1, 2006. If the CP Funding Facility is not extended beyond November 1, 2006, any principal amounts then outstanding will be amortized over a 24-month period from the termination date. Under the terms of the CP Funding Facility, we are required to pay a renewal fee of 0.375% of the total amount available for borrowing on or around each November 3.

The interest charged on the VFC is based on the commercial paper rate plus 0.75%. The interest charged on the VFC is payable quarterly. As of March 31, 2006 the commercial paper rate was 4.7045% and as of

December 31, 2005 the commercial paper rate was 4.3223%. For the three months ended March 31, 2006 and March 31, 2005, the average interest rate (i.e. commercial paper rate plus the spread) was 5.28% and 3.78%, respectively. For the three months ended March 31, 2006 and March 31, 2005, the average outstanding balance was $69,448,889 and $34,444,444, respectively. For the three months ended March 31, 2006 and March 31, 2005, the interest expense incurred was $925,837 and $324,734, respectively. Cash paid for interest expense during the three months ended March 31, 2006 and March 31, 2005 was $221,634 and $60,531, respectively.

The Company is also required to pay a commitment fee for any unused portion of the CP Funding Facility. Initially, the commitment fee was 0.175% per annum. On April 8, 2005 the Company entered into an amendment to the CP Funding Facility and in connection therewith, the commitment fee was temporarily reduced to 0.11% per annum until the earlier of (a) the date the total borrowings outstanding exceed $150.0 million or (b) October 3, 2005, after which the commitment fee was 0.175% per annum. On November 14, 2005 the Company entered into an amendment to the CP Funding Facility and in connection therewith, the commitment fee was reduced to 0.10% per annum prior to the first time that the borrowings outstanding under the CP Funding Facility equal or exceed $200.0 million and 0.125% per annum on and after the first time that the borrowings outstanding under the CP Funding Facility exceed $200.0 million. For the three months ended March 31, 2006 and March 31, 2005, the commitment fee incurred was $70,138 and $50,566, respectively.

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

In addition to the asset coverage ratio described above, borrowings under the Revolving Credit Facility (and the incurrence of certain other permitted debt) will be subject to compliance with a borrowing base that will apply different advance rates to different types of assets in our portfolio. The Revolving Credit Facility also includes an “accordion” feature that allows us to increase the size of the Revolving Credit Facility to a maximum of $500 million under certain circumstances. The Revolving Credit Facility also includes usual and customary events of default for senior secured revolving credit facilities of this nature. As of March 31, 2006, there was $76.0 million outstanding under the Revolving Credit Facility and the Company continues to be in compliance with all of the limitations and requirements of the Revolving Credit Facility. As of December 31, 2005, there were no amounts outstanding under the Revolving Credit Facility.

The interest charged under the Revolving Credit Facility is based on LIBOR (one, two, three or six month) plus 1.00%, generally. As of March 31, 2006, the one, two, three and six month

LIBOR were 4.83%, 4.93%, 5.00% and 5.14%, respectively. For the three months ended March 31, 2006, the average interest rate was 6.15%. For the three months ended March 31, 2006, the average outstanding balance was $13,466,667. For the three months ended March 31, 2006, the interest expense incurred was $204,261. Cash paid for interest expense during the three months ended March 31, 2006 was $86,404. As of December 31, 2005, the one, two, three and six month LIBOR were 4.39%, 4.48%, 4.54% and 4.70%, respectively. The Company is also required to pay a commitment fee of 0.20% for any unused portion of the Revolving Credit Facility. For the three months ended March 31, 2006, the commitment fee incurred was $114,578.

8.                                      DERIVATIVE INSTRUMENTS

In 2005, we entered into a costless collar agreement in order to manage the exposure to changing interest rates related to the Company’s fixed rate investments. The costless collar agreement is for a notional amount of $20 million, has a cap of 6.5%, a floor of 2.72% and matures in 2008. The costless collar agreement allows us to receive an interest payment for any quarterly period when the 3-month LIBOR exceeds 6.5%, and requires us to pay an interest payment for any quarterly period when the 3-month LIBOR is less than 2.72%. The costless collar resets quarterly based on the 3-month LIBOR. As of March 31, 2006, the 3-month LIBOR was 5.00%. As of March 31, 2006 these derivatives had no fair value.

9.                                      RELATED PARTY TRANSACTIONS

Gross underwriting costs related to the IPO were $7,425,000 or $0.675 per share. As a part of the IPO, the Investment Adviser, on our behalf, agreed to pay the underwriters $0.225 of the $0.675 per share in underwriting discount and commissions for a total of approximately $2.5 million. We were obligated to repay this amount, together with accrued interest  (charged at the 3-month LIBOR plus 2% starting on October 8, 2004) (a) if during any four calendar quarter period ending on or after October 8, 2005 the sum of (i) the aggregate distributions, including return of capital, if any,  to the stockholders and (ii) the change in net assets (defined as total assets less indebtedness) equals or exceeds 7.0% of the net assets at the beginning of such period (as adjusted for any share issuances or repurchases) or (b) upon the Company’s liquidation. On March 8, 2005, the Company’s board of directors approved entering into an amended and restated agreement with the Investment Adviser whereby the Company would be obligated to repay the Investment Adviser for the approximate $2.5 million only if the conditions for repayment referred to above were met before the third anniversary of the IPO. If one or more such events did not occur on or before October 8, 2007, we would not be obligated to repay this amount to the Investment Adviser. For the year ended December 31, 2005, the sum of our aggregate distributions to our stockholders and our change in net assets exceeded 7.0% of net assets as of December 31, 2004 (as adjusted for any share issuances). As a result, in February 2006 we repaid this amount together with accrued interest.

In accordance with the Advisory Agreement, we bear all costs and expenses of the operation of the Company and reimburse the Investment Adviser for all such costs and expenses incurred in the operation of the Company. For the three months ended March 31, 2006, the Investment Adviser incurred such expenses totaling $130,135. Accordingly, the Company has recorded a liability at March 31, 2006 to the Investment Adviser for the entire amount not yet reimbursed. As of March 31, 2006, $130,135 was payable to the Investment Adviser and such payable is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. For the three months ended March 31, 2005, the Investment Adviser incurred such expenses totaling $10,692.

As of March 31, 2006, Ares Management LLC, of which the Investment Adviser is a wholly owned subsidiary, owned 666,667 shares of the Company’s common stock representing approximately 1.8% of the total shares outstanding.

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

11.                               DIVIDEND

For the three months ended March 31, 2006, the Company declared a dividend on February 28, 2006 of $0.36 per share for a total of $13,682,573. The record date was March 24, 2006 and the dividend was distributed on April 14, 2006. For the three months ended March 31, 2005, the Company declared a dividend on February 23, 2005 of $0.30 per share for a total of $3,320,524. The record date was March 7, 2005 and the dividend was distributed on April 15, 2005.

12.                               FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the three months ended March 31, 2006 and for the three months ended March 31, 2005:

Per Share Data:

	For the three	For the three
	months ended	months ended
	March 31, 2006	March 31, 2005

Net asset value, beginning of period (1)	$15.03	$14.43

Issuance of common stock	—	0.42
Effect of antidilution	—	(0.08)
Underwriting costs paid by the Investment Adviser (see Note 9) (2)	—	(0.20)
Net investment income for period (2)	0.30	0.32
Net realized and unrealized gains for period (2)	0.06	0.37
Net increase in stockholders’ equity	0.36	0.83
Distributions from net investment income	(0.30)	(0.26)
Distributions from net realized capital gains on securities	(0.06)	(0.04)
Total distributions to stockholders before return of capital	(0.36)	(0.30)

Net asset value at end of period (1)	$15.03	$14.96

Per share market value at end of period	$17.18	$16.40
Total return based on market value (3)	9.15%	(14.05)%
Total return based on net asset value (4)	2.42%	4.77%
Shares outstanding at end of period	38,007,148	23,143,414

Ratio/Supplemental Data:
Net assets at end of period	$571,375,338	$346,320,100
Ratio of operating expenses to average net assets (5) (6)	5.84%	4.34%
Ratio of net investment income to average net assets (5)	8.24%	6.89%
Portfolio turnover rate (5)	23%	19%

(1) The net assets used equals the total stockholders’ equity on the consolidated balance sheets.

(2) Weighted average basic per share data.

(3) For the three months ended March 31, 2006, the total return based on market value equals the increase of the ending market value at March 31, 2006 of $17.18 per share over the ending market value at December 31, 2005 of $16.07, plus the declared dividend of $0.36 per share for holders of record on March 24, 2006, divided by the market value at December 31, 2005. For the three months ended March 31, 2005, the total return based on market value equals the decrease of the ending market value at March 31, 2005 of $16.40 per share over the ending market value at December 31, 2004 of $19.43, plus the declared dividend of $0.30 per share for holders of record on March 7, 2005, divided by the market value at December 31, 2004. Total return based on market value is not annualized.

(4) For the three months ended March 31, 2006, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.36 per share for holders of record on March 24, 2006, divided by the beginning net asset value during the period. The calculation was adjusted for shares issued in connection with dividend reinvestment plan. For the three months ended March 31, 2005, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.30 per share for holders of record on March 7, 2005, divided by the beginning net asset value during the period. Total return based on net asset value is not annualized.

(5) The ratios reflect an annualized amount.

(6) For the three months ended March 31, 2006, the ratio of operating expenses to average net assets consisted of 1.79% of base management fees, 2.06% of incentive management fees, 1.22% of the cost of borrowing and other operating expenses of 0.77%. For the three months ended March 31, 2005, the ratio of operating expenses to average net assets consisted of 1.59% of base management fees, 0.53% of incentive management fees, 0.86% of the cost of borrowing and other operating expenses of 1.36%. These ratios reflect an annualized amount.

13.                               IMPACT OF NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 123R, “Share Based Payment,” which requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity based compensation issued to employees. SFAS 123R is effective for annual periods beginning after June 15, 2005. As the Company does not have any options or equity based compensation plans, there was no impact from the adoption of SFAS 123R.

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

PORTFOLIO AND INVESTMENT ACTIVITY

For the three months ended March 31, 2006, we issued 13 new commitments in an aggregate amount of $209.6 million ($193.6 million to new portfolio companies and $16.0 million to existing portfolio companies) compared to five new commitments in an aggregate amount of $56.8 million ($34.3 million to new portfolio companies and $22.5 million to existing portfolio companies) for the three months ended March 31, 2005. During the three months ended March 31, 2006, we funded $195.4 million of such commitments ($179.4 million to new portfolio companies and $16.0 million to existing portfolio companies) compared to $56.8 million of commitments ($34.3 million to new portfolio companies and $22.5 million to existing portfolio companies) for the three months ended March 31, 2005. We have remaining contractual obligations for $14.2 million with respect to the $14.2 million of commitments issued and not funded as of March 31, 2006. The weighted average yield of new income producing equity securities and debt funded in connection with investments purchased during the three months ended March 31, 2006 and March 31, 2005 was approximately 12.12% and 10.68%, respectively (computed as (a) annual stated interest rate yield earned plus the net annual amortization of original issue discount and market discount earned on accruing loans and debt securities, divided by (b) total income producing equity securities and debt at fair value).

For the three months ended March 31, 2006, the Company purchased (A) $151.5 million aggregate principal amount of senior term debt, (B) $31.6 million aggregate principal amount of senior subordinated debt and (C) $12.3 million of investments in equity securities. For the three months ended March 31, 2005, the Company purchased (1) $35.2 million aggregate principal amount of senior term debt, (2) $15.6 million aggregate principal amount of senior subordinated debt, (3) $5.8 million aggregate principal amount of senior notes and (4) $0.3 million of investments in equity securities.

During the three months ended March 31, 2006, (A) $17.9 million aggregate principal amount of senior subordinated debt and (B) $3.5 million aggregate principal amount of senior term debt were redeemed. Additionally, (1) $9.1 million of investments in equity securities were sold and (2) $6.1 million aggregate principal amount senior term debt were sold. As of March 31, 2006, the Company held investments in 48 portfolio companies. During the three months ended March 31, 2005, (a) $7.0 million aggregate principal amount of senior term debt and (b) $2.1 million aggregate principal amount of senior subordinated debt were redeemed, and (c) $0.2 million of investments in equity securities were sold.

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

We believe that as of March 31, 2006, the weighted average investment grade of the debt in our portfolio is 3.1 and the weighted average yield of such debt and income producing equity securities is approximately 11.47% (computed as (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt, divided by (b) total income producing equity securities and debt at fair value). As of March 31, 2006, the weighted average yield on our entire portfolio was 11.07%. The weighted average yield on our senior term debt, senior subordinated debt and income producing equity securities was 11.05%, 14.76% and 8.29%, respectively. Of the senior term debt, the weighted average yield attributable to first lien senior term debt and second lien term debt was 10.30% and 11.77%, respectively.

RESULTS OF OPERATIONS

For the three months ended March 31, 2006 and March 31, 2005

Operating results for the three months ended March 31, 2006 and March 31, 2005 are as follows:

	For the Three Months Ended March 31,
	2006	2005
Total Investment Income	$20,191,305	$5,750,592
Total Expenses	8,290,890	2,220,763
Net Investment Income Before Income Taxes	11,900,415	3,529,829

Income Tax Expense, Including Excise Tax	208,880	—
Net Investment Income	11,691,535	3,529,829

Net Realized Gain	610,886	409,030
Net Unrealized Gain	1,540,612	4,565,047

Net Increase in Stockholders’ Equity Resulting From Operations	$13,843,033	$8,503,906

Investment Income

For the three months ended March 31, 2006, total investment income increased $14.4 million, or 251%, over the three months ended March 31, 2005. For the three months ended March 31, 2006, total investment income consisted of $17.5 million in interest income from investments, $2.3 million in capital structuring service fees and $231,000 in interest income from cash and cash equivalents. Interest income from investments increased $12.3 million, or 235%, to $17.5 million for the three months ended March 31, 2006 from $5.2 million for the comparable period in 2005. The increase in interest income from investments was primarily due to the increase in the size of the portfolio. The average investments, at fair value, for the quarter increased from $198.2 million in the three months ended March 31, 2005 to $647.0 million in the comparable period in 2006. Capital structuring service fees increased $2.0 million, or 667%, to $2.3 million for the three months ended March 31, 2006 from $304,000 for the comparable period in 2005. The increase in capital structuring service fees was due to the increased number of originations. The number of funded commitments increased from five during the three months ended March 31, 2005 to thirteen during the comparable period in 2006.

Expenses

For the three months ended March 31, 2006, total expenses increased $6.1 million, or 273%, over the three months ended March 31, 2005. Base management fees increased $1.7 million, or 212%, to $2.5 million for the three months ended March 31, 2006 from $815,000 for the comparable period in 2005, primarily due to the increase in the size of the portfolio. Incentive fees related to pre-incentive fee net investment income increased $2.7 million, or 1,129%, to $2.9 million for the three months ended March 31, 2006 from $238,000 for the comparable period in 2005, primarily due to the increase in the size of the portfolio and the related increase in net investment income. Interest expense and credit facility fees increased $947,000, or 252%, to $1.3 million for the three months ended March 31, 2006 from $375,000 for the comparable period in 2005, primarily due to the increase in the borrowings outstanding. The average outstanding borrowings during the quarter increased from $34.4 million for the three months ended March 31, 2005 to $82.9 million in the comparable period in 2006. Amortization of debt issuance costs increased $342,000, or 520%, to $407,000 for the three months ended March 31, 2006 from $66,000 for the comparable period in 2005, primarily due to the additional debt issuance costs incurred during the last twelve months ended March 31, 2006 as a result of entering into the new Revolving Credit Facility and increasing the borrowing capacity of the CP Funding Facility.

Income Tax Expense, Including Excise Tax

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2006, a provision of approximately $99,000 was recorded for Federal excise tax.

 Our wholly owned subsidiaries ACC and ACLLC are subject to Federal and state income taxes. For the three months ended March 31, 2006, we recorded a tax provision of approximately $110,000 for these subsidiaries.

Net Unrealized Appreciation on Investments

For the three months ended March 31, 2006, the Company’s investments had an increase in net unrealized appreciation of $1.5 million, which primarily related to the increase in unrealized appreciation of $4.0 million for the Company’s investment in CICQ, LP offset by the increase in unrealized depreciation of $2.4 million for the Company’s investment in Making Memories Wholesale, Inc. For the three months ended March 31, 2005, the Company’s investments had an increase in net unrealized appreciation of $4.6 million primarily related to the anticipated gain of Reef Holdings, Inc. that was eventually realized in the following quarter.

Net Realized Gains/Losses

During the three months ended March 31, 2006, the Company had $37.3 million of sales and repayments resulting in $611,000 of net realized gains. During the three months ended  March 31, 2005, the Company had $9.7 million of sales and repayments resulting in $409,000 of net realized gains.

Net Increase in Stockholders’ Equity Resulting From Operations

Net increase in stockholders’ equity resulting from operations for the three months ended March 31, 2006 was approximately $13.8 million. Based on the weighted average shares outstanding during the three months ended March 31, 2006, our net increase in stockholders’ equity resulting from operations per common share was $0.36.

Net increase in stockholders’ equity resulting from operations for the three months ended March 31, 2005 was approximately $8.5 million. Based on the weighted average shares outstanding during the three months ended March 31, 2005, our net increase in stockholders’ equity resulting from operations per common share was $0.69.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources were generated primarily from the remaining net proceeds of its initial public offering and subsequent add-on public offerings, as well as from cash flows from operations. We received approximately $159.8 million in proceeds net of underwriting and offering costs from our October 8, 2004 initial public offering, approximately $183.9 million in proceeds net of underwriting and offering costs from our March 23, 2005 add-on public offering and $213.8 in proceeds net of underwriting and offering costs from our October 18, 2005 add-on public offering.

A portion of the proceeds from our public offerings was used to repay outstanding indebtedness under our revolving credit facility (the “CP Funding Facility”). The remaining unused portion of the proceeds from our public offerings has been used to fund investments in portfolio companies in accordance with our investment objectives and strategies.

As of March 31, 2006 and December 31, 2005, the fair value of investments and cash and cash equivalents, and the outstanding borrowings under the CP Funding Facility and our new senior secured revolving credit facility (the “Revolving Credit Facility”) were as follows:

	March 31, 2006	December 31, 2005
Cash and cash equivalents	$19,034,286	$16,613,334
Senior term debt	480,455,437	338,467,061
Senior notes	10,000,000	10,000,000
Senior subordinated debt	144,489,390	130,042,698
Collateralized debt obligations	17,184,257	17,386,561
Equity securities	95,016,065	90,072,055
Total	$766,179,435	$602,581,709
Outstanding borrowings	$185,200,000	$18,000,000

The available amount for borrowing under the CP Funding Facility is $350.0 million (see Note 7 to the consolidated financial statements for more detail of the CP Funding Facility arrangement). As of March 31, 2006, there was $109.2 million outstanding under the CP Funding Facility. The CP Funding Facility expires on November 1, 2006 unless extended prior to such date with the consent of the lenders. The available amount for borrowing under the Revolving Credit Facility is $250 million (see Note 7 to the consolidated financial statements for more detail of the Revolving Credit Facility arrangement). As of March 31, 2006, there was $76.0 million outstanding under the Revolving Credit Facility. The Revolving Credit Facility expires on December 28, 2010.

For the three months ending March 31, 2006, average total assets was $675.1 million.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2006, the Company had committed to make a total of approximately $63.0 million of investments in various revolving senior secured loans. As of March 31, 2006, $37.5 million was unfunded. Included within the $63.0 million commitment in revolving secured loans is a commitment to issue up to $3.2 million in standby letters of credit through a financial intermediary on behalf of a portfolio company. Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio company was to default on its related payment obligations. As of March 31, 2006, the Company had $2.3 million in standby letters of credit issued and outstanding on behalf of the portfolio company, of which no amounts were recorded as a liability on the Company’s consolidated balance sheet. These letters of credit expire on September 30, 2006, but may be extended under substantially similar terms for additional one-year terms at the Company’s option until the revolving line of credit, under which the letters of credit were issued, matures on September 30, 2011.

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

Interest Rate Risk

As of March 31, 2006, approximately 35% of the investments at fair value in our portfolio were at fixed rates while approximately 61% were at variable rates. In addition, the CP Funding Facility and the Revolving Credit Facility are variable rate borrowing facilities.

To illustrate the potential impact of changes in interest rates, we have performed the following analysis based on our March 31, 2006 balance sheet and assuming no changes in our investment and borrowing structure. Under this analysis, a 100 basis point increase in the various base rates would result in an increase in interest income of approximately $4,981,000 and an increase in interest expense of $1,852,000 over the next 12 months. A 100 basis point decrease in the various base rates would result in a decrease in interest income of approximately $4,981,000 and a decrease in interest expense of $1,852,000 over the next 12 months.

On January 7, 2005, we entered into a costless collar agreement in order to manage the exposure to changing interest rates related to the Company’s fixed rate investments. The costless collar agreement was for a notional amount of $20 million, has a cap of 6.5%, a floor of 2.72% and matures in 2008. The costless collar agreement allows us to receive an interest payment when the 3-month LIBOR exceeds 6.5% and obligates us to pay an interest payment when the 3-month LIBOR is less than 2.72%. The costless collar resets quarterly based on the 3-month LIBOR. As of March 31, 2006, the 3-month LIBOR was 5.00%. As of March 31, 2006, these derivatives had no fair value.

While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

Portfolio Valuation

We carry our investments at fair value, as determined by our board of directors. Investments for which market quotations are readily available are valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our board of directors based on the input of our investment adviser and audit committee and, where appropriate, an independent valuation firm. The types of factors that we may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any securities during the period covered in this report that were not registered under the Securities Act.

We did not repurchase any shares issued during the period covered in this report.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

In January 2006, we entered into a new lease agreement to rent new office space directly from a third party. The lease begins on July 26, 2006 and expires on February 27, 2011. In addition, we have entered into a sublease with Ares Management whereby Ares Management will sublease approximately 25% of the new office space for a fixed rent equal to no less than 25% of the basic annual rent payable by us under the new lease, plus certain additional costs and expenses.

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

ARES CAPITAL CORPORATION

Dated: May 8, 2006	By	/s/ Michael J. Arougheti

Michael J. Arougheti
President

	By	/s/ Daniel F. Nguyen

Daniel F. Nguyen
Chief Financial Officer