Form 10-Q
period 2006-06-30
ARES CAPITAL CORP
filed 2006-08-09
CIK 1287750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period              to

Commission File No. 000-50697

ARES CAPITAL CORPORATION

(Exact name of Registrant as specified in its charter)

Maryland	33-1089684
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

280 Park Avenue, 22nd Floor, New York, NY 10017

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

      Large accelerated filer ☐               Accelerated filer ☒                Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2006
Common stock, $0.001 par value	48,988,504

ARES CAPITAL CORPORATION

PART I  —  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS

Investments at fair value (amortized cost of $888,483,712 and $581,351,865, respectively)
Non-control/Non-affiliate investments	$714,898,704	$515,184,991
Affiliate investments	163,261,927	70,783,384
Total investments at fair value	878,160,631	585,968,375
Cash and cash equivalents	44,844,697	16,613,334
Receivable for open trades	6,962,236	1,581,752
Interest receivable	7,854,038	5,828,098
Other assets	4,608,731	3,653,585

Total assets	$942,430,333	$613,645,144

LIABILITIES

Credit facilities payable	$345,200,000	$18,000,000
Reimbursed underwriting costs payable to the Investment Adviser	—	2,475,000
Dividend payable	—	12,889,225
Payable for open trades	—	5,500,000
Accounts payable and accrued expenses	7,092,656	1,222,678
Management and incentive fees payable	10,047,596	3,478,034
Interest and facility fees payable	3,105,947	313,930
Interest payable to the Investment Adviser	—	154,078

Total liabilities	365,446,199	44,032,945

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY

Common stock, par value $.001 per share, 100,000,000 common shares authorized, 38,207,254 and 37,909,484 common shares issued and outstanding, respectively	38,208	37,910
Capital in excess of par value	564,192,430	559,192,554
Accumulated net realized gain on sale of investments	23,076,577	5,765,225
Net unrealized (depreciation) appreciation on investments	(10,323,081)	4,616,510

Total stockholders’ equity	576,984,134	569,612,199

Total liabilities and stockholders’ equity	$942,430,333	$613,645,144

NET ASSETS PER SHARE	$15.10	$15.03

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2006 (unaudited)

Company {1}	Industry	Investment	Interest {13}	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Healthcare - Services
American Renal Associates, Inc.	Dialysis provider	Senior secured loan ($3,049,180 par due 12/2010)	9.57% (Libor+ 4.00%/S)	12/14/05	3,049,180	3,049,180	$1.00
		Senior secured loan ($196,721 par due 12/2010)	9.45% (Libor + 4.00%/Q)	12/14/05	196,721	196,721	$1.00
		Senior secured loan ($180,328 par due 12/2010)	9.45% (Libor + 4.00%/Q)	12/14/05	180,328	180,328	$1.00
		Senior secured loan ($5,836,066 par due 12/2011)	10.07% (Libor + 4.50%/S)	12/14/05	5,836,066	5,836,066	$1.00
		Senior secured loan ($50,820 par due 12/2011)	11.25% (Base Rate+ 3.00%/Q)	12/14/05	50,820	50,820	$1.00
		Senior secured loan ($655,738 par due 12/2011)	12.57% (Libor + 7.00%/Q)	12/14/05	655,738	655,738	$1.00
		Senior secured loan ($6,557,377 par due 12/2011)	14.25% (Base Rate + 6.00%/Q)	12/14/05	6,557,377	6,557,377	$1.00

Capella Healthcare, Inc.	Acute care hospital operator	Junior secured loan ($31,000,000 par due 11/2013)	11.24% (Libor + 6.00%/Q)	12/1/05	31,000,000	31,000,000	$1.00

DSI Renal, Inc.	Dialysis provider	Senior subordinated note ($72,336,000 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/06	72,336,000	72,336,000	$1.00{3	}

OnCURE Medical Corp.	Radiation oncology care provider	Senior secured revolving loan ($100,000 par due 2/2011)	8.69% (Libor + 3.50%/Q)	2/14/06	100,000	100,000	$1.00
		Senior secured revolving loan ($200,000 par due 2/2011)	8.50% (Libor + 3.50%/S)	2/14/06	200,000	200,000	$1.00
		Senior secured loan ($4,964,286 par due 2/2012)	9.00% (Libor + 4.00%/S)	2/14/06	4,964,286	4,964,286	$1.00
		Senior secured loan ($35,714 par due 2/2012)	10.75% (Base Rate + 2.50%/S)	2/14/06	35,714	35,714	$1.00
		Junior secured loan ($15,080,088 par due 8/2012)	12.00% cash, 1.50% PIK	2/14/06	15,080,088	15,080,088	$1.00{3	}

PHNS, Inc.	Information technology and business process outsourcing	Senior subordinated loan ($16,000,000 par due 11/2011)	13.50% cash, 2.50% PIK	10/29/04	15,797,902	16,000,000	$1.00{3	}

Triad Laboratory Alliance, LLC	Laboratory services	Senior subordinated loan ($9,796,981 par due 12/2012)	12.00% cash, 1.75% PIK	12/21/05	9,796,981	9,796,981	$1.00{3	}
		Senior secured loan ($2,985,000 par due 12/2011)	8.23% (Libor + 3.25%/Q)	12/21/05	2,985,000	2,985,000	$1.00

					168,822,201	169,024,299			29.29%

Manufacturing
Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan ($6,000,000 par due 4/2010)	10.50% (Libor + 5.00%/M)	3/28/05	6,039,265	6,000,000	$1.00
		Senior secured loan ($6,000,000 par due 10/2010)	15.00% (Libor + 9.50%/Q)	3/28/05	6,000,000	6,000,000	$1.00

Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($10,526,316 par due 5/2011)	9.52% (Libor + 4.25%/Q)	5/16/06	10,526,316	10,526,316	$1.00
		Senior secured loan ($5,263,158 par due 5/2011)	11.27% (Libor + 6.00%/Q)	5/16/06	5,263,158	5,263,158	$1.00
		Senior secured loan ($4,210,526 par due 5/2011)	13.00%	5/16/06	4,210,526	4,210,526	$1.00

Qualitor, Inc.	Automotive aftermarket components	Senior secured loan ($1,970,000 par due 12/2011)	9.50% (Libor + 4.00%/Q)	12/29/04	1,970,000	1,970,000	$1.00{2	}
	supplier	Junior secured loan ($5,000,000 par due 6/2012)	12.50% (Libor + 7.00%/Q)	12/29/04	5,000,000	5,000,000	$1.00{2	}

Professional Paint, Inc.	Paint manufacturer	Junior secured loan ($16,500,000 par due 5/2013)	11.38% (Libor + 5.75%/S)	5/25/06	16,500,000	16,500,000	$1.00

Reflexite Corporation {9}	Developer and manufacturer of high visibility reflective products	Senior subordinated loan ($10,458,604 par due 12/2011)	11.00% cash, 3.00% PIK	12/30/04	10,458,604	10,458,604	$1.00{2}{3	}
		Common Stock (1,729,627 shares)		3/28/06	25,682,891	25,682,891	$14.85{4	}

Universal Trailer Corporation {5}	Livestock and specialty trailer manufacturer	Common stock (50,000 shares)		10/8/04	6,424,645	3,113,351	$62.27{4	}
		Warrants to purchase 22,208 shares		10/8/04	1,505,776	1,382,826	$62.27{4	}

Varel Holdings, Inc.	Drill bit manufacturer	Senior secured loan ($6,643,750 par due 12/2010)	9.15% (Libor + 4.00%/B)	5/18/05	6,643,750	6,643,750	$1.00{2	}
		Senior secured loan ($1,956,673 par due 12/2010)	9.13% (Libor + 4.00%/Q)	5/18/05	1,956,673	1,956,673	$1.00{2	}
		Senior secured loan ($3,333,333 par due 12/2011)	13.32% (Libor + 8.00%/Q)	5/18/05	3,333,333	3,333,333	$1.00{2	}
		Senior secured revolving loan ($333,333 par due 10/2010)	10.50% (Base Rate + 2.25%/D)	5/18/05	333,333	333,333	$1.00
		Preferred stock (33,245 shares)		5/18/05	1,088,431	1,088,431	$32.74{3	}
		Common stock (30,451 shares)		5/18/05	3,045	1,011,569	$33.22{4	}

					112,939,746	110,474,761			19.15%

Containers-Packaging
Captive Plastics, Inc.	Plastics container manufacturer	Junior secured loan ($16,000,000 par due 2/2012)	12.34% (Libor + 7.25%/Q)	12/19/05	16,000,000	16,000,000	$1.00

Industrial Container Services, LLC {7}	Industrial container manufacturer, reconditioner and servicer	Senior secured loan ($28,588,315 par due 9/2011)	11.92% (Libor + 6.50%/Q)	9/30/05	28,588,315	28,588,315	$1.00
		Senior secured loan ($10,000,000 par due 9/2011)	11.92% (Libor + 6.50%/Q)	6/21/06	10,000,000	10,000,000	$1.00
		Senior secured revolving loan ($826,087 par due 9/2011)	9.79% (Libor + 4.50%/M)	9/30/05	826,087	826,087	$1.00
		Senior secured revolving loan ($826,087 par due 9/2011)	9.75% (Libor + 4.50%/M)	9/30/05	826,087	826,087	$1.00
		Senior secured revolving loan ($4,130,435 par due 9/2011)	9.78% (Libor + 4.50%/M)	9/30/05	4,130,435	4,130,435	$1.00
		Senior secured revolving loan ($826,087 par due 9/2011)	11.25% (Base Rate + 3.00%/Q)	9/30/05	826,087	826,087	$1.00
		Senior secured revolving loan ($826,087 par due 9/2011)	11.25% (Base Rate + 3.00%/Q)	9/30/05	826,087	826,087	$1.00

		Senior secured revolving loan ($1,652,174 par due 9/2011)	9.85% (Libor + 4.50%/M)	9/30/05	1,652,174	1,652,174	$1.00
		Common stock (1,800,000 shares)		9/29/05	1,800,000	1,800,000	$1.00{4	}

LabelCorp Holdings, Inc.	Consumer product labels manufacturer	Senior subordinated notes ($9,180,470 par due 9/2012)	12.00% cash, 3.00% PIK	3/16/06	9,180,470	9,180,470	$1.00{3	}
					74,655,742	74,655,742			12.94%

Printing, Publishing and Broadcasting
Canon Communications LLC	Print publications services	Junior secured loan ($23,775,000 par due 11/2011)	12.37% (Libor + 6.75%/S)	5/25/05	23,775,000	23,775,000	$1.00{2	}

Daily Candy, Inc. {10}	Internet publication provider	Senior secured loan ($24,200,000 par due 5/2009)	10.62% (Libor + 5.00%/S)	5/25/06	24,200,000	24,200,000	$1.00
		Senior secured loan ($800,000 par due 5/2009)	10.50% (Libor + 5.00%/Q)	5/25/06	800,000	800,000	$1.00
		Common stock (1,250,000 shares)		5/25/06	2,375,000	2,375,000	$1.90
		Warrants to purchase 1,381,578 shares		5/25/06	2,625,000	2,625,000	$1.90{4	}

National Print Group, Inc.	Printing management services	Senior secured revolving loan ($365,259 par due 3/2012)	10.75% (Base Rate + 2.50%/D)	3/2/06	365,259	365,259	$1.00
		Senior secured revolving loan ($859,062 par due 3/2012)	10.75% (Base Rate + 2.50%/D)	3/2/06	859,062	859,062	$1.00
		Senior secured loan ($11,230,435 par due 3/2012)	9.00% (Libor + 3.50%/Q)	3/2/06	11,230,435	11,230,435	$1.00
		Senior secured loan ($2,739,130 par due 8/2012)	12.32% (Libor + 7.00%/Q)	3/2/06	2,739,130	2,739,130	$1.00
		Senior secured loan ($2,282,609 par due 3/2012)	12.17% (Libor + 7.00%/B)	3/2/06	2,282,609	2,282,609	$1.00
		Preferred stock (9,344 shares)		3/2/06	2,000,000	2,000,000	$214.04{4	}
					73,251,495	73,251,495			12.70%

Services - Other
Diversified Collection Services, Inc.	Collections services	Senior secured loan ($5,242,026 par due 2/2011)	8.78% (Libor + 4.00%/S)	2/2/05	5,242,026	5,242,026	$1.00{2	}
		Senior secured loan ($8,500,000 par due 8/2011)	10.89% (Libor + 6.00%/S)	2/2/05	8,500,000	8,500,000	$1.00{2	}
		Preferred stock (14,927 shares)		5/18/06	169,123	169,123	$11.33{4	}
		Common stock (114,004 shares)		2/2/05	295,270	295,270	$2.59{4	}

Event Rentals, Inc.	Party rental services	Senior secured loan ($2,277,902 par due 11/2011)	10.77% (Libor+ 5.25%/S)	11/17/05	2,277,902	2,277,902	$1.00
		Senior secured loan ($5,005,581 par due 11/2011)	10.69% (Libor + 5.25%/S)	11/17/05	5,005,581	5,005,581	$1.00
		Senior secured loan ($2,466,518 par due 11/2011)	10.80% (Libor + 5.25%/S)	11/17/05	2,466,518	2,466,518	$1.00
		Senior secured loan ($85,227 par due 11/2011)	12.50% (Base Rate + 4.25%/D)	11/17/05	85,227	85,227	$1.00
		Senior secured loan ($7,968,750 par due 11/2011)	10.77% (Libor + 5.25%/S)	11/17/05	7,968,750	7,968,750	$1.00

GCA Services Group, Inc.	Custodial services	Senior subordinated loan ($33,236,748 par due 1/2010)	12.00% cash, 3.00% PIK	7/25/05	33,236,748	33,236,748	$1.00{3	}
					65,247,145	65,247,145			11.31%
Consumer Products - Non-Durable
Making Memories Wholesale, Inc. {6}	Scrapbooking branded products manufacturer	Senior secured loan ($7,995,833 par due 3/2011)	10.00% (Libor + 4.50%/Q)	5/5/05	7,995,833	7,995,833	$1.00{2	}
		Senior subordinated loan ($10,100,808 par due 5/2012)	12.50% cash, 2.00% PIK	5/5/05	10,100,808	10,100,808	$1.00{3	}
		Preferred stock (3,500 shares)		5/5/05	3,758,800	1,320,000	$377.14{3	}

Shoes for Crews, LLC	Safety footwear and slip-related mats manufacturer	Senior secured loan ($1,370,173 par due 7/2010)	8.87% (Libor + 3.25%/S)	10/8/04	1,378,236	1,378,236	$1.00{2	}
		Senior secured loan ($60,747 par due 7/2010)	8.75% (Libor + 3.25%/Q)	10/8/04	61,104	61,104	$1.00{2	}
		Senior secured revolving loan ($1,333,333 par due 7/2010)	10.25% (Base Rate + 2.00%/Q)	6/16/06	1,333,333	1,333,333	$1.00

Tumi Holdings, Inc.	Branded luggage designer, marketer and distributor	Senior secured loan ($2,500,000 par due 12/2012)	8.25% (Libor + 2.75%/Q)	5/24/05	2,500,000	2,500,000	$1.00{2	}
		Senior secured loan ($5,000,000 par due 12/2013)	8.75% (Libor + 3.25%/Q)	3/14/05	5,000,000	5,000,000	$1.00{2	}
		Senior subordinated loan ($13,339,711.06 par due 12/2014)	16.50% (Libor + 6.00% cash, 5.00% PIK/Q)	3/14/05	13,339,711	13,339,711	$1.00{2}{3	}

UCG Paper Crafts, Inc.	Scrapbooking materials manufacturer	Senior secured loan ($2,000,000 par due 2/2013)	8.60% (Libor + 3.25%/M)	2/23/06	2,000,000	2,000,000	$1.00
		Junior secured loan ($12,962,500 par due 2/2013)	12.84% (Libor + 7.50%/M)	2/23/06	12,962,500	12,962,500	$1.00
		Junior secured loan ($32,500 par due 2/2013)	14.75% (Base Rate + 6.50%/D)	2/23/06	32,500	32,500	$1.00
					60,462,825	58,024,025			10.06%

Education
Equinox SMU Partners LLC and	Medical school operator	Senior secured revolving loan ($3,232,342 par due 12/2010)	12.75% (Base Rate + 5.00%/Q)	1/25/06	3,232,342	3,232,342	$1.00
SMU Acquisition Corp. {8}		Senior secured revolving loan ($3,000,000 par due 12/2010)	11.06% (Libor + 6.00%/S)	1/25/06	3,000,000	3,000,000	$1.00
		Senior secured loan ($10,500,000 par due 12/2010)	11.07% (Libor + 6.00%/S)	1/25/06	10,500,000	10,500,000	$1.00
		Senior secured loan ($3,000,000 par due 12/2010)	11.07% (Libor + 6.00%/S)	1/25/06	3,000,000	3,000,000	$1.00
		Limited liability company membership interest (17.39% interest)		1/25/06	4,000,000	4,000,000	{4	}

Lakeland Finance, LLC	Private school operator	Senior secured note ($33,000,000 par due 12/2012)	11.50%	12/13/05	33,000,000	33,000,000	$1.00
					56,732,342	56,732,342			9.83%

Environmental Services
Mactec, Inc.	Engineering and environmental	Common stock (186 shares)		11/3/04	—	—	$—{4	}

Wastequip, Inc.	Waste management equipment manufacturer	Junior secured loan ($27,000,000 par due 7/2012)	11.00% (Libor + 5.50%/Q)	8/4/05	27,000,000	27,000,000	$1.00

WCA Waste Systems, Inc.	Waste management services	Junior secured loan ($25,000,000 par due 10/2011)	14.25% (Base Rate + 6.00%/D)	4/25/05	25,000,000	25,000,000	$1.00{2	}

4

					52,000,000	52,000,000					9.01%
Consumer Products - Durable
AWTP, LLC	Water treatment services	Junior secured loan ($13,600,000 par due 12/2012)	13.00% (Libor + 7.50%/Q)	12/21/05	13,600,000	13,600,000			$1.00

Berkline/Benchcraft Holdings LLC	Furniture manufacturer and distributor	Junior secured loan ($5,000,000 par due 5/2012)	15.00% (Libor + 10.00%/Q)	11/3/04	5,000,000	3,250,000			$0.65{2	}
		Preferred stock (2,536 shares)		10/8/04	1,046,343	—		$	—{4	}
		Warrants to purchase 483,020 shares		10/8/04	2,752,559	—		$	—{4	}

Singer Sewing Company	Sewing machine manufacturer	Senior secured revolving loan ($583,333 par due 9/2010)	9.20% (Libor + 4.00%/M)	2/9/06	583,333	583,333			$1.00
		Senior secured revolving loan ($250,000 par due 9/2010)	9.32% (Libor + 4.00%/M)	2/9/06	250,000	250,000			$1.00
		Senior secured revolving loan ($166,667 par due 9/2010)	9.25% (Libor + 4.00%/M)	2/9/06	166,667	166,667			$1.00
		Senior secured revolving loan ($166,667 par due 9/2010)	9.14% (Libor + 4.00%/M)	2/9/06	166,667	166,667			$1.00
		Senior secured revolving loan ($250,000 par due 9/2010)	9.18% (Libor + 4.00%/M)	2/9/06	250,000	250,000			$1.00
		Senior secured loan ($18,000,000 par due 9/2010)	11.18% (Libor + 6.00%/M)	2/9/06	18,000,000	18,000,000			$1.00

					41,815,569	36,266,667					6.29%

Business Services
Investor Group Services, LLC	Financial services	Senior secured loan ($1,500,000 par due 6/2011)	12.00%	6/22/06	1,500,000	1,500,000			$1.00
		Limited liability company membership interest (10.00% interest)		6/22/06	—	—		{4		}

Miller Heiman, Inc.	Sales consulting services	Senior secured loan ($3,768,072 par due 6/2010)	8.85% (Libor + 3.50%/M)	6/20/05	3,768,072	3,768,072			$1.00{2	}
		Senior secured loan ($4,037,985 par due 6/2012)	9.50% (Libor + 4.00%/Q)	6/20/05	4,037,985	4,037,985			$1.00{2	}

MR Processing Holding Corp.	Bankruptcy and foreclosure processing services	Senior subordinated note ($20,103,333 par due 2/2013)	12.00% Cash, 2.00% PIK	3/23/06	20,103,333	20,103,333			$1.00{3	}
		Senior secured loan ($1,995,000 par due 2/2012)	8.63% (Libor + 3.50%/Q)	3/28/06	1,995,000	1,995,000			$1.00
		Preferred stock (30,000 shares)		4/11/06	3,000,000	3,000,000			$100.00{4	}

					34,404,390	34,404,390	`				5.96%

Restaurants
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($1,200,000 par due 6/2013)	13.75% (Base Rate + 5.50%/D)	6/1/06	1,200,000	1,200,000			$1.00
		Senior secured loan ($23,000,000 par due 6/2013)	13.75% (Base Rate + 5.50%/D)	6/1/06	23,000,000	23,000,000			$1.00
		Warrants to purchase 0.882353 units		6/1/06	3,000,000	3,000,000			$3,399,999.77{4	}
						-
					27,200,000	27,200,000					4.71%

Aerospace & Defense
ILC Industries, Inc.	Industrial products provider	Junior secured loan ($15,000,000 par due 8/2012)	11.50%	6/27/06	15,000,000	15,000,000			$1.00{4	}

Thermal Solutions LLC and TSI Group, Inc.	Thermal management and electronics packaging manufacturer	Senior secured loan ($3,241,875 par due 3/2012)	9.07% (Libor + 4.00%/Q)	3/28/05	3,241,875	3,241,875			$1.00{2	}
		Senior secured loan ($1,703,947 par due 3/2011)	8.57% (Libor + 3.50%/Q)	3/28/05	1,703,947	1,703,947			$1.00{2	}
		Senior subordinated notes ($3,083,967 par due 9/2012)	11.50% cash, 2.75% PIK	3/28/05	3,091,646	3,083,967			$1.00{2}{3	}
		Senior subordinated notes ($2,517,188 par due 3/2013)	11.50% cash, 2.50% PIK	3/21/06	2,517,188	2,517,188			$1.00{2}{3	}
		Preferred stock (53,900 shares)		3/28/05	539,000	539,000			$10.00{4	}
		Common stock (1,100,000 shares)		3/28/05	11,000	11,000			$0.01{4	}

					26,104,656	26,096,977					4.52%

Broadcasting and Cable
Patriot Media & Communications CNJ, LLC	Cable services	Junior secured loan ($5,000,000 par due 10/2013)	10.15% (Libor + 5.00%/M)	10/6/05	5,000,000	5,000,000			$1.00

Pappas Telecasting Incorporated	Television broadcasting	Senior secured loan ($20,254,608 par due 2/2010)	14.29% (Libor + 4.00% cash, 5.00% PIK/Q)	3/1/06	20,254,608	20,254,608			$1.00{3	}
		Senior secured loan ($86,335 par due 2/2010)	14.25% (Libor + 4.00% cash, 5.00% PIK/Q)	3/1/06	86,335	86,335			$1.00{3	}

					25,340,943	25,340,943					4.39%

Computers and Electronics
Extensity	Software manufacturer	Junior secured loan ($10,000,000 par due 9/2011)	12.51% (Libor + 7.25%/B)	3/13/06	10,000,000	10,000,000			$1.00

RedPrairie Corporation	Software manufacturer	Junior secured loan ($8,500,000 par due 5/2010)	12.84% (Libor + 7.75%/B)	2/21/06	8,500,000	8,500,000			$1.00

					18,500,000	18,500,000					3.21%

Cargo Transport
The Kenan Advantage Group, Inc.	Fuel transportation provider	Senior subordinated notes ($9,038,381 par due 12/2013)	9.50% cash, 3.50% PIK	12/15/05	9,038,381	9,038,381			$1.00{3	}
		Senior secured loan ($2,487,500 par due 12/2011)	8.50% (Libor + 3.00%/Q)	12/15/05	2,487,500	2,487,500			$1.00
		Preferred stock (10,984 shares)		12/15/05	1,098,400	1,098,400			$100.00{4	}
		Common stock (30,575 shares)		12/15/05	30,575	30,575			$1.00{4	}

					12,654,856	12,654,856					2.19%

Farming and Agriculture
The GSI Group, Inc.	Agricultural equipment manufacturer	Senior notes ($10,000,000 par due 5/2013)	12.00%	5/11/05	10,000,000	10,000,000	$1.00
		Common stock (7,500 shares)		5/12/05	750,000	750,000	$100.00{4	}

					10,750,000	10,750,000			1.86%

Beverage, Food and Tobacco
Farley’s & Sathers Candy Company, Inc.	Branded candy manufacturer	Junior secured loan ($10,000,000 par due 3/2011)	11.62% (Libor + 6.00%/S)	3/23/06	10,000,000	10,000,000	$1.00

					10,000,000	10,000,000			1.73%

Housing - Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,572,021 par due 3/2011)	13.00% cash, 2.00% PIK	10/8/04	8,566,374	8,572,021	$1.00{2}{3}
		Common stock (2,743 shares)		10/8/04	752,888	752,888	$274.48{4	}
		Warrants to purchase 4,464 shares		10/8/04	652,503	652,503	$146.17{4	}

					9,971,765	9,977,412			1.73%

Financial
Foxe Basin CLO 2003, Ltd.	Collateralized debt obligation	Preference shares (3,000 shares)		10/8/04	2,682,785	2,682,785	$894.26{11}{12	}

Hudson Straits CLO 2004, Ltd.	Collateralized debt obligation	Preference shares (5,750 shares)		10/8/04	4,947,252	4,876,792	$848.14{11}{12	}

					7,630,037	7,559,577			1.31%

Total					$888,483,712	$878,160,631

{1} We do not “Control” any of our portfolio companies, as defined in the Investment Company Act of 1940.  In general, under the 1940 Act, we would “Control” a portfolio company if we owned 25% or more of its voting securities.  All of our portfolio company investments are subject to legal restriction on sales which as of June 30, 2006 represented 152% of the Company’s net assets.

{2} Pledged as collateral for the CP Funding Facility and unless otherwise noted, all other investments are pledged as collateral for the Revolving Credit Facility (see Note 7 to the consolidated financial statements).

{3} Has a payment-in-kind interest feature (see Note 2 to the consolidated financial statements).

{4} Non-income producing at June 30, 2006.

{5} As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the six months ended June 30, 2006, for this portfolio company there were total purchases of $5,000,000, redemptions of $7,528,880 (cost), sales of $6,054,725 (cost),  interest income of $176,732, other income of $3,125, net realized gains of $47,283 and net unrealized losses of $6,118.

{6} As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the six months ended June 30, 2006, for this portfolio company there were total redemptions of $1,147,917 (cost), interest income of $1,201,966, other income of $82,724 and net unrealized losses of $2,438,800.

{7} As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the six months ended June 30, 2006, for this portfolio company there were total purchases of $19,500,391, redemptions of $4,899,870 (cost), interest income of $1,862,243, capital structuring service fees of $350,000 and other income of $71,540.

{8} As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the six months ended June 30, 2006, for this portfolio company there were total purchases of $28,732,342, redemptions of $5,000,000 (cost), interest income of $980,353, capital structuring service fees of $583,810 and other income of $9,484.

{9} As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the six months ended June 30, 2006, there were total purchases of $25,682,891 and interest income of $719,946.

{10} As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the six months ended June 30, 2006, there were total purchases of $30,000,000, interest income of $295,890 and capital structuring service fees of $250,000.

{11} Non-U.S. company or principal place of business outside the U.S.

{12} Non-registered investment company.

{13} A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either Libor or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q), bi-monthly (B) monthly (M) or daily (D).  For each such loan, we have provided the current interest rate in effect at June 30, 2006.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2005

Company {1}	Industry	Investment	Interest {10}	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets

Healthcare - Services
American Renal Associates, Inc.	Dialysis provider	Senior secured loan ($3,426,230 par due 12/2010)	8.68% (Libor+ 4.00%/Q)	12/14/05	3,426,230	3,426,230	$1.00
		Senior secured loan ($180,328 par due 12/2010)	8.50% (Libor+ 4.00%/Q)	12/14/05	180,328	180,328	$1.00
		Senior secured loan ($5,886,885 par due 12/2011)	9.18% (Libor + 4.50%/Q)	12/14/05	5,886,885	5,886,885	$1.00
		Senior secured loan ($14,754 par due 12/2011)	9.00% (Libor+ 4.50%/Q)	12/14/05	14,754	14,754	$1.00
		Senior secured loan ($7,213,115 par due 12/2011)	11.68% (Libor + 7.00%/Q)	12/14/05	7,213,115	7,213,115	$1.00

Capella Healthcare, Inc.	Acute care hospital operator	Junior secured loan ($29,000,000 par due 11/2013)	10.45% (Libor + 6.00%/Q)	12/1/05	29,000,000	29,000,000	$1.00

PHNS, Inc.	Information technology and business process outsourcing	Senior subordinated loan ($16,000,000 par due 11/2011)	13.50% cash, 2.5% PIK	10/29/04	15,785,661	16,000,000	$1.00{3	}

Triad Laboratory Alliance, LLC	Laboratory services	Senior subordinated loan ($9,714,888 par due 12/2012)	12.00% cash, 1.75% PIK	12/21/05	9,714,888	9,714,888	$1.00{3	}
		Senior secured loan ($3,000,000 par due 12/2011)	7.78% (Libor + 3.25%/Q)	12/21/05	3,000,000	3,000,000	$1.00

					74,221,861	74,436,200			13.07%

Containers-Packaging
Captive Plastics, Inc.	Plastics container manufacturer	Junior secured loan ($16,000,000 par due 2/2012)	11.62% (Libor + 7.25%/M)	12/19/05	16,000,000	16,000,000	$1.00

Industrial Container Services, LLC {7}	Industrial container manufacturer, reconditioner and servicer	Senior secured loan ($26,728,663 par due 9/2011)	11.00% (Libor + 6.50%/Q)	9/30/05	26,728,663	26,728,663	$1.00
		Senior secured loan ($4,643,479 par due 9/2011)	8.88% (Libor + 4.50%/M)	9/30/05	4,643,479	4,643,479	$1.00
		Senior secured revolving loan ($1,160,870 par due 9/2011)	10.25% (Base Rate + 3.00%/Q)	9/30/05	1,160,870	1,160,870	$1.00
		Senior secured revolving loan ($541,739 par due 9/2011)	10.25% (Base Rate + 3.00%/Q)	9/30/05	541,739	541,739	$1.00
		Common stock (1,800,000 shares)		9/29/05	1,800,000	1,800,000	$1.00{4	}

York Label Holdings, Inc.	Consumer product labels manufacturer	Senior subordinated loan ($10,368,791 par due 2/2010)	10.00% cash, 4.00% PIK	11/3/04	10,362,901	10,368,791	$1.00{2}{3	}
		Preferred stock (650 shares)	10.00%	11/3/04	3,742,445	3,742,445	$5,757.61{3	}
		Warrants to purchase 156,000 shares		11/3/04	5,320,409	5,320,408	$34.11{4	}

					70,300,506	70,306,395			12.34%

Environmental Services
Mactec, Inc.	Engineering and environmental consulting services	Common stock (186 shares)		11/3/04	—	—	$0.00{4	}

United Site Services, Inc.	Portable restroom and site services	Senior secured loan ($5,061,957 par due 8/2011)	7.37% (Libor + 3.00%/M)	9/14/05	5,061,957	5,061,957	$1.00
		Senior secured loan ($3,043,478 par due 8/2011)	7.41% (Libor + 3.00%/Q)	9/14/05	3,043,478	3,043,478	$1.00
		Senior secured loan ($1,869,565 par due 8/2011)	7.28% (Libor + 3.00%/Q)	9/14/05	1,869,565	1,869,565	$1.00
		Junior secured loan ($13,461,538 par due 6/2010)	12.44% (Libor + 8.00%/Q)	12/1/04	13,419,063	13,461,538	$1.00{2	}
		Common stock (216,795 shares)		10/8/04	1,353,851	1,353,851	$6.24{4	}

Wastequip, Inc.	Waste management equipment manufacturer	Junior secured loan ($15,000,000 par due 7/2012)	10.53% (Libor + 6.00%/Q)	8/4/05	15,000,000	15,000,000	$1.00

WCA Waste Systems, Inc.	Waste management services	Junior secured loan ($25,000,000 par due 10/2011)	10.53% (Libor + 6.00%/Q)	4/25/05	25,000,000	25,000,000	$1.00{2	}

					64,747,914	64,790,389			11.37%

Restaurants
CICQ, LP	Restaurant franchisor, owner and operator	Limited partnership interest (26.5% interest)		8/15/05	53,000,000	62,284,540
					_
					53,000,000	62,284,540			10.93%

Services - Other
Diversified Collection Services, Inc.	Collections services	Senior secured loan ($6,300,000 par due 2/2011)	8.38% (Libor + 4.00%/M)	2/2/05	6,300,000	6,300,000	$1.00{2	}
		Senior secured loan ($8,500,000 par due 8/2011)	10.00% (Libor + 6.00%/Q)	2/2/05	8,500,000	8,500,000	$1.00{2	}
		Preferred stock (114,004 shares)		2/2/05	295,270	295,270	$2.59{4	}

Event Rentals, Inc.	Party rental services	Senior secured loan ($2,676,136 par due 11/2011)	9.91% (Libor+ 5.25%/S)	11/17/05	2,676,136	2,676,136	$1.00
		Senior secured loan ($2,897,727 par due 11/2011)	9.92% (Libor + 5.25%Q)	11/17/05	2,897,727	2,897,727	$1.00
		Senior secured loan ($170,455 par due 11/2011)	11.50% (Base Rate + 4.25%/D)	11/17/05	170,455	170,455	$1.00
		Senior secured loan ($8,011,363 par due 11/2011)	9.91% (Libor + 5.25%/S)	11/17/05	8,011,363	8,011,363	$1.00

GCA Services, Inc.	Custodial services	Senior subordinated loan ($32,743,750 par due 1/2010)	12.00% cash, 3.00% PIK	7/25/05	32,743,750	32,743,750	$1.00{3	}

					61,594,701	61,594,701			10.81%

Manufacturing
Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan ($6,000,000 par due 4/2010)	9.53% (Libor + 5.00%/Q)	3/28/05	6,040,153	6,000,000	$1.00
		Senior secured loan ($6,000,000 par due 10/2010)	14.03% (Libor + 9.50%/Q)	3/28/05	6,000,000	6,000,000	$1.00

Qualitor, Inc.	Automotive aftermarket components supplier	Senior secured loan ($827,059 par due 12/2011)	8.27% (Libor + 4.00%/Q)	12/29/04	827,059	827,059	$1.00{2	}

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2005

Company {1}	Industry	Investment	Interest {10}	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets

		Senior secured loan ($1,152,941 par due 12/2011)	8.53% (Libor + 4.00%/Q)	12/29/04	1,152,941	1,152,941	$1.00{2	}
		Junior secured loan ($5,000,000 par due 6/2012)	11.53% (Libor + 7.00%/Q)	12/29/04	5,000,000	5,000,000	$1.00{2	}

Reflexite Corporation	Developer and manufacturer of high visibility reflective products	Senior subordinated loan ($10,304,329 par due 12/2011)	11.00% cash, 3.00% PIK	12/30/04	10,304,329	10,304,329	$1.00{2}{3	}

Universal Trailer Corporation {5}	Livestock and specialty trailer manufacturer	Senior secured loan ($1,048,960 par due 3/2007)	8.39% (Libor + 4.00%/M)	10/8/04	1,054,725	1,054,725	$1.01
		Senior subordinated loan ($7,500,000 par due 9/2008)	13.50%	10/8/04	7,522,762	7,528,881	$1.00
		Common stock (50,000 shares)		10/8/04	6,424,645	3,113,351	$62.27{4	}
		Warrants to purchase 22,208 shares		10/8/04	1,505,776	1,382,826	$62.27{4	}

Varel Holdings, Inc.	Drill bit manufacturer	Senior secured loan ($6,643,750 par due 12/2010)	8.58% (Libor + 4.00%/S)	5/18/05	6,643,750	6,643,750	$1.00{2	}
		Senior secured loan ($2,333,333 par due 12/2010)	8.47% (Libor + 4.00%/Q)	5/18/05	2,333,333	2,333,333	$1.00{2	}
		Senior secured loan ($3,333,333 par due 12/2011)	12.48% (Libor + 8.00%/Q)	5/18/05	3,333,333	3,333,333	$1.00{2	}
		Preferred stock (30,451 shares)		5/18/05	1,046,568	1,046,568	$34.37{3	}
		Common stock (30,451 shares)		5/18/05	3,045	3,045	$0.10{4	}

					59,192,419	55,724,141			9.78%

Consumer Products - Non-Durable
Making Memories Wholesale, Inc. {6}	Scrapbooking branded products manufacturer	Senior secured loan ($9,143,750 par due 3/2011)	8.50% (Libor + 4.00%/Q)	5/5/05	9,143,750	9,143,750	$1.00{2	}
		Senior subordinated loan ($10,000,000 par due 5/2012)	12.00% cash, 2.50% PIK	5/5/05	10,000,000	10,000,000	$1.00{3	}
		Preferred stock (3,500 shares)		5/5/05	3,685,100	3,685,100	$1,052.89{3	}

Shoes for Crews, LLC	Safety footwear and slip-related mats manufacturer	Senior secured loan ($1,478,167 par due 7/2010)	9.00% (Base Rate + 1.75%/D)	10/8/04	1,486,865	1,486,865	$1.01{2	}
		Senior secured loan ($47,247 par due 7/2010)	7.78% (Libor + 3.25%/Q)	10/8/04	47,525	47,525	$1.01{2	}

Tumi Holdings, Inc.	Branded luggage designer, marketer and distributor	Senior secured loan ($2,500,000 par due 12/2012)	7.28% (Libor + 2.75%/Q)	5/24/05	2,500,000	2,500,000	$1.00{2	}
		Senior secured loan ($5,000,000 par due 12/2013)	7.78% (Libor + 3.25%/Q)	3/14/05	5,000,000	5,000,000	$1.00{2	}
		Senior subordinated loan ($13,008,799 par due 12/2014)	15.53% (Libor + 6.00% cash, 5.00% PIK/Q)	3/14/05	13,008,799	13,008,799	$1.00{2}{3	}

					44,872,039	44,872,039			7.88%

Education
Lakeland Finance, LLC	Private school operator	Senior secured note ($33,000,000 par due 12/2012)	11.50%	12/13/05	33,000,000	33,000,000	$1.00

					33,000,000	33,000,000			5.79%

Consumer Products - Durable
AWTP, LLC	Water treatment services	Junior secured loan ($13,600,000 par due 12/2012)	13.50% (Base Rate + 6.25%/Q)	12/21/05	13,600,000	13,600,000	$1.00

Berkline/Benchcraft Holdings LLC	Furniture manufacturer and distributor	Junior secured loan ($5,000,000 par due 5/2012)	14.05% (Libor + 10.00%/Q)	11/3/04	5,000,000	4,500,000	$0.90{2	}
		Preferred stock (2,536 shares)		10/8/04	1,046,343	677,643	$267.21{4	}
		Warrants to purchase 483,020 shares		10/8/04	2,752,559	1,782,640	$3.69{4	}

					22,398,902	20,560,283			3.61%

Financial
Foxe Basin CLO 2003, Ltd.	Collateralized debt obligation	Preference shares (3,000 shares)		10/8/04	2,743,440	2,743,440	$914.48{8}{9	}

Hudson Straits CLO 2004, Ltd.	Collateralized debt obligation	Preference shares (5,750 shares)		10/8/04	5,217,331	5,143,121	$894.46{8}{9	}

MINCS-Glace Bay, Ltd.	Collateralized debt obligation	Secured notes ($9,500,000 par due 7/2014)	7.79% (Libor + 3.60%/Q)	10/8/04	9,019,819	9,500,000	$1.00{8}{9	}

					16,980,590	17,386,561			3.05%

Printing, Publishing and Broadcasting
Canon Communications LLC	Print publications services	Junior secured loan ($16,250,000 par due 11/2011)	12.03% (Libor + 7.50%/Q)	5/25/05	16,250,000	16,250,000	$1.00{2	}

					16,250,000	16,250,000			2.85%

Aerospace & Defense
ILC Industries, Inc.	Industrial products provider	Junior secured loan ($6,500,000 par due 8/2012)	10.28% (Libor + 5.75%/Q)	8/30/05	6,529,232	6,500,000	$1.00

Thermal Solutions LLC	Thermal management and electronics packaging manufacturer	Senior secured loan ($5,973,529 par due 3/2011)	9.71% (Libor + 5.25%/Q)	3/28/05	5,973,529	5,973,529	$1.00{2	}
		Senior subordinated loan ($3,062,766 par due 3/2012)	11.50% cash, 2.75% PIK	3/28/05	3,067,225	3,062,766	$1.00{2}{3	}
		Preferred stock (29,400 shares)		3/28/05	294,000	294,000	$10.00{4	}
		Common stock (600,000 shares)		3/28/05	6,000	6,000	$0.01{4	}

					15,869,986	15,836,295			2.78%

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2005

Company	Industry	Investment	Interest{10}	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets

Cargo Transport
Kenan Advantage Group, Inc.	Fuel transportation provider	Senior subordinated loan ($8,870,968 par due 12/2013)	13.00%	12/15/05	8,870,968	8,870,968	$1.00
		Senior secured loan ($2,500,000 par due 12/2011)	7.50% (Libor + 3.00%/Q)	12/15/05	2,500,000	2,500,000	$1.00
		Preferred stock (10,984 shares)		12/15/05	1,098,400	1,098,400	$100.00{4	}
		Common stock (30,575 shares)		12/15/05	30,575	30,575	$1.00{4	}

					12,499,943	12,499,943			2.19%

Farming and Agriculture
The GSI Group, Inc.	Agricultural equipment manufacturer	Senior notes ($10,000,000 par due 5/2013)	12.00%	5/11/05	10,000,000	10,000,000	$1.00
		Common stock (7,500 shares)		5/12/05	750,000	750,000	$100.00{4	}

					10,750,000	10,750,000			1.89%

Housing - Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,439,529 par due 3/2011)	13.00% cash, 4.00% PIK	10/8/04	8,435,645	8,439,529	$1.00{2}{3	}
		Common stock (2,743 shares)		10/8/04	752,888	752,888	$274.48{4	}
		Warrants to purchase 4,464 shares		10/8/04	652,503	652,503	$146.17{4	}

					9,841,036	9,844,920			1.73%

Business Services
Miller Heiman, Inc.	Sales consulting services	Senior secured loan ($4,521,687 par due 6/2010)	8.14% (Libor + 3.75%/M)	6/20/05	4,521,687	4,521,687	$1.00{2	}
		Senior secured loan ($4,058,379 par due 6/2012)	8.78% (Libor + 4.25%/Q)	6/20/05	4,058,379	4,058,379	$1.00{2	}

					8,580,066	8,580,066			1.51%

Cable Television
Patriot Media & Communications CNJ, LLC	Cable services	Junior secured loan ($5,000,000 par due 10/2013)	9.50% (Libor + 5.00%/Q)	10/6/05	5,000,000	5,000,000	$1.00

					5,000,000	5,000,000			0.88%

Healthcare - Medical Products
Aircast, Inc.	Manufacturer of orthopedic braces, supports and vascular systems	Senior secured loan ($1,251,902 par due 12/2010)	7.20% (Libor + 2.75%/Q)	12/2/04	1,251,902	1,251,902	$1.00{2	}
		Junior secured loan ($1,000,000 par due 6/2011)	11.45% (Libor + 7.00%/Q)	12/2/04	1,000,000	1,000,000	$1.00{2	}

					2,251,902	2,251,902			0.40%

Total					$581,351,865	$585,968,375

{1} We do not “Control” any of our portfolio companies, as defined in the Investment Company Act of 1940.  In general, under the 1940 Act, we would “Control” a portfolio company if we owned 25% or more of its voting securities.  All of our portfolio company investments are subject to legal restriction on sales which as of December 31, 2005 represented 103% of the Company’s net assets.

{2} Pledged as collateral for the credit facility payable (see Note 7 to the consolidated financial statements).

{3} Has a payment-in-kind interest feature (see Note 2 to the consolidated financial statements).

{4} Non-income producing at December 31, 2005.

{5} As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the year ended December 31, 2005, for this portfolio company there were total purchases of $2,000,000, redemptions of $2,919,939 (cost), interest income of $1,147,137, other income of $143,667, net realized losses of $4,278 and net unrealized losses of $3,429,198.

{6} As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the year ended December 31, 2005, for this portfolio company there were total purchases of $26,000,000, sales of $3,000,000 (cost), redemptions of $237,500 (cost), interest income of $1,514,431, capital structuring services fees of $862,500 and other income of $2,068.

{7} As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the year ended December 31, 2005, for this portfolio company there were total purchases of $54,647,808, total sales of $19,000,000 (cost), redemptions of $706,069 (cost), interest income of $943,631, capital structuring services fees of $1,058,750 and other income of $44,426.

{8} Non-U.S. company or principal place of business outside the U.S.

{9} Non-registered investment company.

{10} A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either Libor or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q), monthly (M) or daily (D).  For each such loan, we have provided the current interest rate in effect at December 31, 2005.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME:
From non-control/non-affiliate investments:
Interest from investments	$20,737,226	$6,027,175	$35,788,359	$10,947,830
Interest from cash & cash equivalents	199,948	565,412	431,177	595,768
Dividend income	1,170,000	744,818	1,170,000	744,818
Capital structuring service fees	4,670,493	631,333	6,416,698	935,083
Other income	244,466	62,765	287,009	122,161
Total investment income from non-control/non-affiliate investments	27,022,133	8,031,503	44,093,243	13,345,660

From affiliate investments:
Interest from investments	2,760,198	700,871	5,237,130	1,011,464
Capital structuring service fees	600,000	862,500	1,183,810	862,500
Other income	107,420	6,741	166,873	132,583
Total investment income from affiliate investments	3,467,618	1,570,112	6,587,813	2,006,547

Total investment income	30,489,751	9,601,615	50,681,056	15,352,207

EXPENSES:
Base management fees	3,107,197	1,027,135	5,650,856	1,841,847
Incentive management fees	6,940,399	1,798,919	9,863,283	2,069,202
Administrative	188,488	256,115	366,025	489,387
Professional fees	676,637	320,800	1,148,088	485,794
Directors fees	73,919	85,643	137,169	157,808
Insurance	198,431	144,400	386,532	287,213
Interest and credit facility fees	4,361,907	62,979	5,684,217	438,269
Interest payable to the Investment Adviser	—	31,814	25,879	83,539
Amortization of debt issuance costs	411,836	65,736	819,147	131,426
Depreciation	49,302	—	49,302	—
Other	217,105	39,940	385,612	69,759
Total expenses	16,225,221	3,833,481	24,516,110	6,054,244

NET INVESTMENT INCOME BEFORE INCOME TAXES	14,264,530	5,768,134	26,164,946	9,297,963

Income tax expense, including excise tax	4,971,635	—	5,180,515	—

NET INVESTMENT INCOME	9,292,895	5,768,134	20,984,431	9,297,963

REALIZED AND UNREALIZED GAIN ON INVESTMENTS:
Net realized gains (losses):
Net realized gains from non-control/non-affiliate investment transactions	23,879,988	6,747,262	24,443,591	7,156,442
Net realized gains (losses) from affiliate investment transactions	—	(1,880)	47,283	(2,030)
Net realized gains from investment transactions	23,879,988	6,745,382	24,490,874	7,154,412

Net unrealized gains (losses):
Investment transactions from non-control/non-affiliate investments	(16,480,203)	(4,910,024)	(12,494,673)	(343,793)
Investment transactions from affiliate investments	—	(1,236)	(2,444,918)	(2,420)
Net unrealized losses from investment transactions	(16,480,203)	(4,911,260)	(14,939,591)	(346,213)

Net realized and unrealized gain on investments	7,399,785	1,834,122	9,551,283	6,808,199

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$16,692,680	$7,602,256	$30,535,714	$16,106,162

BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 4)	$0.44	$0.33	$0.80	$0.91

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 4)	38,089,889	23,164,444	38,039,574	17,683,309

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2006 (unaudited)

	Common Stock		Capital in Excess of Par	Distributions Less Than (in Excess of) Net Investment	Accumulated Net Realized Gain on Sale of	Net Unrealized Appreciation on	Total Stockholders’
	Shares	Amount	Value	Income	Investments	Investments	Equity

Balance at December 31, 2005	37,909,484	$37,910	$559,192,554	$—	$5,765,225	$4,616,510	$569,612,199

Shares issued in connection with dividend reinvestment plan	297,770	298	4,999,876	—	—	—	5,000,174
Net increase in stockholders’ equity resulting from operations	—	—	—	20,984,431	24,490,874	(14,939,591)	30,535,714

Dividend declared ($0.74 per share)	—	—	—	(20,984,431)	(7,179,522)	—	(28,163,953)

Balance at June 30, 2006	38,207,254	$38,208	$564,192,430	$—	$23,076,577	$(10,323,081)	$576,984,134

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2005 (unaudited)

	Common Stock		Capital in Excess of Par	Distributions Less Than (in Excess of) Net Investment	Accumulated Net Realized Gain on Sale of	Net Unrealized Appreciation (Depreciation)	Total Stockholders’
	Shares	Amount	Value	Income	Investments	of Investments	Equity
Balance at December 31, 2004	11,066,767	$11,067	$159,602,706	$(136,415)	$—	$230,947	$159,708,305

Issuance of common stock from add-on offering (net of offering and underwriting costs)	12,075,000	12,075	183,859,340	—	—	—	183,871,415

Reimbursement of underwriting costs paid by the Investment Adviser (see Note 9)	—	—	(2,475,000)				(2,475,000)

Shares issued in connection with dividend reinvestment plan	26,828	27	456,506				456,533

Net increase in stockholders’ equity resulting from operations	—	—	—	9,297,963	7,154,412	(346,213)	16,106,162

Dividend declared ($0.62 per share)	—	—	—	(9,161,548)	(1,572,927)	—	(10,734,475)

Balance at June 30, 2005	23,168,595	$23,169	$341,443,552	$—	$5,581,485	$(115,266)	$346,932,940

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the six	For the six
	months ended	months ended
	June 30, 2006	June 30, 2005
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$30,535,714	$16,106,162
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Net realized gain on investment transactions	(24,490,874)	(7,154,412)
Net unrealized loss on investment transactions	14,939,591	346,213
Net accretion of discount on securities	(20,292)	625
Increase in accrued payment-in-kind dividends and interest	(2,555,781)	(1,460,731)
Amortization of debt issuance costs	819,147	131,426
Depreciation	49,302	—
Proceeds from sale and redemption of investments	165,065,734	63,881,989
Purchases of investments	(456,011,118)	(167,055,034)
Changes in operating assets and liabilities:
Interest receivable	(2,025,940)	(2,239,348)
Other assets	(1,823,595)	256,973
Accounts payable and accrued expenses	5,869,978	(549,735)
Management and incentive fees payable	6,569,562	2,583,939
Interest and facility fees payable	2,792,017	(33,197)
Interest payable to the Investment Adviser	(154,078)	83,539

Net cash used in operating activities	(260,440,633)	(95,101,591)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	183,871,415
Borrowings on credit facility payable	374,200,000	23,500,000
Repayments on credit facility payable	(47,000,000)	(79,000,000)
Underwriting costs payable to the Investment Adviser	(2,475,000)	—
Dividends paid in cash	(36,053,004)	(6,184,023)

Net cash provided by financing activities	288,671,996	122,187,392

CHANGE IN CASH AND CASH EQUIVALENTS	28,231,363	27,085,801

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,613,334	26,806,160

CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,844,697	$53,891,961

Supplemental Information:
Interest paid during the period	$2,571,846	$385,265
Dividends declared during the period	$28,163,953	$10,734,475

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION

	check		Cash	Investments	Receivable for trades	Interest Rec	Other assets	Credit Fac Pay	UW Costs Payable	Payable for trade	Div Pay	A/P	Mgmt pay	Int & Fac Fees Pay	Int pay to Inv Adv	Stockholders’ Equity
STATEMENT OF CASH FLOWS	June 30, 2006	(1)	44,844,697	878,160,631	6,962,236	7,854,038	4,608,731	345,200,000	0	0	0	7,092,656	10,047,596	3,105,947	0	576,984,134
Six Months Ended	December 31, 2005	1	16,613,334	585,968,375	1,581,752	5,828,098	3,653,585	18,000,000	2,475,000	5,500,000	12,889,225	1,222,678	3,478,034	313,930	154,078	569,612,199
June 30, 2006		(2)	28,231,363	292,192,256	5,380,483	2,025,940	955,146	327,200,000	(2,475,000)	(5,500,000)	(12,889,225)	5,869,978	6,569,562	2,792,017)	(154,078	7,371,936

OPERATING ACTIVITIES:
Net increase in stockholders’ equity	30,535,714															0
Adjustments to reconcile net increase in SHE to net cash provided by operating activities:
Realized gain	(24,490,874)			(24,490,874)
Unrealized gain/(loss)	14,939,591			14,939,591
PIK income	(2,555,781)			(2,555,781)
Amortization of debt costs	819,147						819,147
Depreciation	49,302						49,302
Accretion income	(20,292)			(20,292)
(Increase) decrease in operating assets:
Interest receivable	(2,025,940)					(2,025,940)
Escrowed funds receivable	0
Other assets	(1,823,594)						(1,823,594)
Increase (decrease) in operating liabilities:
Mgmt fee payable	6,569,562												6,569,562
Interest payable to the Investment Adviser	(154,078)														(154,078)
Interest and facility fees payable	2,792,017													2,792,017
Accounts payable and accrued expenses	5,869,978											5,869,978

Net cash provided by operating activities	30,504,753

INVESTING ACTIVITIES:

Purchase of investments	(456,011,119)			(450,511,119)						(5,500,000)
Sale of investments	165,065,734			170,446,218	(5,380,483)
Net cash used in investing activities	(290,945,385)

FINANCING ACTIVITIES:
Borrowings from credit facility	374,200,000							374,200,000
Paydowns on credit facility	(47,000,000)							(47,000,000)
Net proceeds from issuance of stock	0															0
Reinvested dividends (offset against dividend paid)	0										(5,000,174)					5,000,174
Underwriting costs payable to the Investment Adviser	(2,475,000)								(2,475,000)							0
Credit facility financing costs	0						0
Dividends declared in period	0										28,163,953					(28,163,953)
Dividend paid during period	(36,053,005)										(36,053,005)

Net cash provided by financing activities	288,671,995

INCREASE IN CASH AND CASH EQUIVALENTS	28,231,363

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,613,334

CASH AND CASH EQUIVALENTS, END OF PERIOD	44,844,697

Difference	0		28,231,363	-1	0	0	0	0		0	-2	0	0	0	0	30,535,714
															Net Income	30,535,714
											(11,286,546)				Difference	(0)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2006 (unaudited)

1.             ORGANIZATION

Ares Capital Corporation (the “Company” or “ARCC” or “we”) is a specialty finance company that is a closed-end, non-diversified management investment company incorporated in Maryland that is regulated as a business development company under the Investment Company Act of 1940 (“1940 Act”). We were incorporated on April 16, 2004 and were initially funded on June 23, 2004. On October 8, 2004, we completed our initial public offering (the “IPO”).  On the same date, we commenced substantial investment operations.

The Company has qualified and has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986 (the “Code”), as amended.  The Company expects to continue to qualify and to elect to be treated for tax purposes as a RIC.  Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first and second lien senior loans and mezzanine debt, which in some cases may include an equity component, and, to a lesser extent, in equity investments in private middle market companies.

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

Investments

Investment transactions are recorded on the trade date.  Realized gains or losses are computed using the specific identification method.  Investments for which market quotations are readily available are valued at such market quotations.  Debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our board of directors based on the input of our investment adviser and audit committee. In addition, the board of directors currently receives input from an independent valuation firm that has been engaged at the direction of the board to value each portfolio security at least once during a trailing 12 month period.  The valuation process is conducted at the end of each fiscal quarter, with approximately a quarter of our portfolio companies subject to valuation by the independent valuation firm each quarter.  The types of factors that the board may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

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

•                  The audit committee of our board of directors reviews these preliminary valuations as well as valuations with respect to approximately a quarter of our portfolio companies prepared by an independent valuation firm.

•                  The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our investment adviser and audit committee and the independent valuation firm.

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

Payment in Kind Interest

The Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision.  The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income.  To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash.  For the three and six months ended June 30, 2006, the Company recorded $1,610,327 and $2,555,781, respectively, in PIK income.  For the three and six months ended June 30, 2005, the Company recorded $771,892 and $1,460,731, respectively, in PIK income.

Capital Structuring Service Fees

The Company’s Investment Adviser seeks to provide assistance to the portfolio companies in connection with the Company’s investments and in return the Company may receive fees for capital structuring services. These fees are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Company’s Investment Adviser provides vary by investment, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice, which concludes upon closing of the loan.  The Company’s Investment Adviser may also take a seat on the board of directors of a portfolio company, or observe the meetings of the board of directors without taking a formal seat.   Any services of the above nature subsequent to the closing would generally generate a separate fee payable to the Company. In certain instances where the Company is invited to participate as a co-lender in a transaction and in the event that the Company does not provide significant services in connection with the investment, a portion of loan fees paid to the Company in such situations will be deferred and amortized over the estimated life of the loan.

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

Offering Expenses

The Company’s offering costs were charged against the proceeds from the Add-on Offering (as defined in Note 10) when received.  For the six months ended June 30, 2005, the Company incurred approximately $635,000 of such costs.

Debt Issuance Costs

Debt issuance costs are being amortized over the life of the related credit facility using the straight line method which approximates the interest method.

Federal Income Taxes

The Company has qualified and elected and intends to continue to qualify for the tax treatment applicable to regulated investment companies under Subchapter M of the Code  and, among other things, has made and intends to continue to make the requisite distributions to its stockholders which will relieve the Company from Federal income taxes.  In order to qualify as a RIC, among other factors, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4%

excise tax on such income, as required.  To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended June 30, 2006, the Company recorded a provision of approximately $727,000 and $826,000, respectively,  for Federal excise tax.  As of June 30, 2006, the entire amount was unpaid and included in accounts payable on the accompanying consolidated balance sheet.

Our wholly owned subsidiaries ARCC Cervantes Corporation (“ACC”) and ARCC Cervantes LLC (“ACLLC”) are subject to Federal and state income taxes.  For the three and six months ended June 30, 2006, we recorded a tax provision of approximately $4,244,000 and $4,354,000, respectively, for these subsidiaries.

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

We defer cash payment of any incentive fee otherwise earned by the Investment Adviser if during the most recent four full calendar quarter periods ending on or prior to the date such payment is to be made the sum of (a) the aggregate distributions to the stockholders and (b) the change in net assets (defined as total assets less indebtedness) is less than 8.0% of our net assets at the beginning of such period.   These calculations are appropriately pro rated during the first three calendar quarters following October 8, 2004 and are adjusted for any share issuances or repurchases.

For the three and six months ended June 30, 2006, we incurred $3,107,197 and $5,650,856, respectively, in base management fees and $4,083,937 and $7,006,821, respectively, in incentive management fees related to pre-incentive fee net investment income.  For the three and six months ended June 30, 2006, we incurred $2,856,462 in incentive management fees related to realized capital gains.   As of June 30, 2006, $10,047,596 was unpaid and included in management and incentive fees payable in the accompanying consolidated balance sheet.

For the three and six months ended June 30, 2005, we incurred $1,027,135 and $1,841,847, respectively, in base management fees and $633,559 and $871,300, respectively, in incentive management fees related to pre-incentive fee net investment income.  For the three and six months ended June 30, 2005, we incurred $1,165,360 and $1,197,902, respectively, in incentive management fees related to realized capital gains.

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

For the three and six months ended June 30, 2006, we incurred $188,488 and $366,024, respectively, in administrative fees.  As of June 30, 2006, $188,488 was unpaid and included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

For the three and six months ended June 30, 2005, we incurred $256,115 and $489,387, respectively, in administrative fees.

4.             EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share resulting from the three and six months ended June 30, 2006:

	Three months	Six months
	ended	ended
	June 30, 2006	June 30, 2006

Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	$16,692,680	$30,535,714

Denominator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	38,089,889	38,039,574

Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$0.44	$0.80

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share resulting from the three and six months ended June 30, 2005:

	Three months	Six months
	ended	ended
	June 30, 2005	June 30, 2005

Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	$7,602,256	$16,106,162

Denominator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	23,164,444	17,683,309

Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$0.33	$0.91

5.             INVESTMENTS

For the six months ended June 30, 2006, the Company purchased (A) $303.8 million aggregate principal amount of senior term debt, (B) $103.6 million aggregate principal amount of senior subordinated debt and (C) $43.1 million of investments in equity securities.

In addition, for the six months ended June 30, 2006, (1) $49.2 million aggregate principal amount of senior term debt and (2) $17.9 million aggregate principal amount of senior subordinated debt were redeemed. Additionally, (A) $63.4 million of investments in equity securities and (B) $6.1 million aggregate principal amount of senior term debt were sold.

As of June 30, 2006, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$44,844,697	$44,844,697
Senior term debt	587,928,282	586,139,016
Senior notes	10,000,000	10,000,000
Senior subordinated debt	217,564,146	217,764,213
Collateralized debt obligations	7,630,037	7,559,577
Equity securities	65,361,247	56,697,825
Total	$933,328,409	$923,005,328

As of December 31, 2005, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$16,613,334	$16,613,334
Senior term debt	338,993,970	338,467,061
Senior notes	10,000,000	10,000,000
Senior subordinated debt	129,816,927	130,042,698
Collateralized debt obligations	16,980,590	17,386,561
Equity securities	85,560,378	90,072,055
Total	$597,965,199	$602,581,709

The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt using the effective interest method.

The industry and geographic compositions of the portfolio at fair value at June 30, 2006 and December 31, 2005 were as follows:

Industry	June 30, 2006	December 31, 2005
Health Care	19.3%	13.1%
Manufacturing	12.6	9.5
Consumer Products	10.7	11.2
Containers/Packaging	8.5	12.0
Printing/Publishing	8.3	2.8
Other Services	7.5	10.5
Education	6.5	5.6
Environmental Services	5.9	11.0
Business Services	3.9	1.5
Restaurants	3.1	10.6
Aerospace and Defense	3.0	2.7
Broadcasting/Cable	2.9	0.9
Computers/Electronics	2.1	0.0
Cargo Transport	1.4	2.1
Farming and Agriculture	1.2	1.8
Beverage/Food/Tobacco	1.1	0.0
Homebuilding	1.1	1.7
Financial	0.9	3.0
Total	100.0%	100.0%

Geographic Region	June 30, 2006	December 31, 2005
West	28.0%	38.9%
Southeast	24.0	10.2
Mid-Atlantic	23.9	24.3
Midwest	13.0	12.3
Northeast	8.0	11.3
International	3.1	3.0
Total	100.0%	100.0%

6.             COMMITMENTS AND CONTINGENCIES

As of June 30, 2006, the Company had committed to make a total of approximately $84.0 million of investments in various revolving senior secured loans.  As of June 30, 2006, $50.4 million was unfunded.  Included within the $84.0 million commitment in revolving secured loans is a commitment to issue up to $3.8 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies.  Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations.  As of June 30, 2006, the Company had $2.8 million in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability.   Of these letters of credit, $2.3 million expire on September 30, 2006 and $500,000 expire on July 31, 2007.  These letters of credit may be extended under substantially similar terms for additional one-year terms at the Company’s option until the revolving line of credit, under which the letters of credit were issued, matures on September 30, 2011.

As of June 30, 2006, the Company was subject to a subscription agreement to fund up to $10.0 million of equity commitments in a private equity investment partnership.  As of June 30, 2006, there were no amounts funded in this partnership.

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

7.             CREDIT FACILITIES PAYABLE

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.  On October 29, 2004, we formed Ares Capital CP Funding LLC (“Ares Capital CP”), a wholly owned subsidiary of the Company, through which we established a revolving credit facility (the “CP Funding Facility”).  On November 3, 2004, we entered into the CP Funding Facility that, as amended, allows Ares Capital CP to issue up to $350.0 million of variable funding certificates (“VFC”).  As part of the CP Funding Facility, we are subject to limitations as to how borrowed funds may be used including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of VFC that we may issue from time to time.  There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early amortization of the CP Funding Facility and limit further advances under the CP Funding Facility and in some cases could be an event of default.  Such limitations, requirements, and associated defined terms are as provided for in the documents governing the CP Funding Facility.   As of June 30, 2006, there was $101.2 million outstanding under the CP Funding Facility and the Company continues to be in compliance with all of the limitations and requirements of the CP Funding Facility.  As of December 31, 2005 there was $18.0 million outstanding under the CP Funding Facility.

The CP Funding Facility expires on November 1, 2006. If the CP Funding Facility is not extended beyond November 1, 2006, any principal amounts then outstanding will be amortized over a 24-month period from the termination date.  Under the terms of the CP Funding Facility, we are required to pay a renewal fee of 0.375% of the total amount available for borrowing on or around each November 3.

The interest charged on the VFC is based on the commercial paper rate plus 0.75%. The interest charged on the VFC is payable quarterly.  As of June 30, 2006 the commercial paper rate was 5.2085% and as of December 31, 2005 the commercial paper rate was 4.3223%.   For the three and six months ended June 30, 2006, the average interest rate (i.e. commercial paper rate plus the spread) was 5.73% and 5.50%, respectively.  For the three and six months ended June 30, 2005, the average interest rate (i.e. commercial paper rate plus the spread) was 4.27% and 4.02%, respectively.  For the three and six months ended June 30, 2006, the average outstanding balance was $87,749,451 and $78,145,856, respectively.  There was no balance outstanding during the three months ended June 30, 2005.  For the six months ended June 30, 2005 the average outstanding balance was $17,127,072.  For the three and six months ended June 30, 2006 the interest expense incurred was $1,265,069 and $2,190,906, respectively.  For the three months ended June 30, 2005, no interest expense was incurred.  For the six months ended June 30, 2005 the interest expense incurred was $324,734.  Cash paid for interest expense during the six months ended June 30, 2006 and June 30, 2005 was $1,147,470 and $385,265, respectively.

The Company is also required to pay a commitment fee for any unused portion of the CP Funding Facility.  Initially, the commitment fee was 0.175% per annum.  On April 8, 2005 the Company entered into an amendment to the CP Funding Facility and in connection therewith, the commitment fee was temporarily reduced to 0.11% per annum until the earlier of (a) the date the total borrowings outstanding exceed $150.0 million or (b) October 3, 2005, after which the commitment fee was 0.175% per annum.  On November 14, 2005 the Company entered into an amendment to the CP Funding Facility and in connection therewith, the commitment fee was reduced to 0.10% per annum prior to the first time that the borrowings outstanding under the CP Funding Facility equal or exceed $200.0 million and 0.125% per annum on and after the first time that the borrowings outstanding under the CP Funding Facility exceed $200.0 million.  For the three months and six months ended June 30, 2006, the commitment fee incurred was $66,313 and $136,451, respectively.  For the three and six months ended June 30, 2005, the commitment fee incurred was $62,979 and $113,535, respectively.

In December 2005, we entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) under which the lenders have agreed to extend credit to the Company in an initial aggregate principal amount not exceeding $250 million at any one time outstanding.  The Revolving Credit Facility expires on December 28, 2010 and with certain exceptions is secured by substantially all of the assets in our portfolio (other than investments held by Ares Capital CP under the CP Funding Facility).  Under the Revolving Credit Facility, we have made certain representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries, of not less than 2.0:1.0, (f) maintaining minimum liquidity, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and its subsidiaries.

In addition to the asset coverage ratio described above, borrowings under the Revolving Credit Facility (and the incurrence of certain other permitted debt) will be subject to compliance with a borrowing base that will apply different advance rates to different types of assets in our portfolio. The Revolving Credit Facility also includes an “accordion” feature that allows us to increase the size of the Revolving Credit Facility to a maximum of $500 million under certain circumstances. The Revolving Credit Facility also includes usual and customary events of default for senior secured revolving credit facilities of this nature.  As of June 30, 2006, there was $244.0 million outstanding under the Revolving Credit Facility and the Company continues to be in compliance with all of the limitations and requirements of the Revolving Credit Facility.  As of December 31, 2005, there were no amounts outstanding under the Revolving Credit Facility.

The interest charged under the Revolving Credit Facility is based on LIBOR (one, two, three or six month) plus 1.00%, generally.  As of June 30, 2006, the one, two, three and six month LIBOR were 5.33%, 5.42%, 5.48% and 5.59%, respectively.  For the three and six months ended June 30, 2006, the average interest rate was 6.73% and 6.69%, respectively.  For the three and six months ended June 30, 2006, the average outstanding balance was $177,934,066 and $96,154,696, respectively.  For the three and six months ended June 30, 2006, the interest expense incurred was $2,985,726 and $3,189,986, respectively. Cash paid for interest expense during the six months ended June 30, 2006 was $1,424,375.  As of December 31, 2005, the one, two, three and six month LIBOR were 4.39%, 4.48%, 4.54% and 4.70%, respectively.   The Company is also required to pay a commitment fee of 0.20% for any unused portion of the Revolving Credit Facility.  For the three and six months ended June 30, 2006, the commitment fee incurred was $34,710 and $149,288, respectively.

As of June 30, 2006, the Company had $3.7 million in standby letters of credit issued through the Revolving Credit Facility.

8.             DERIVATIVE INSTRUMENTS

In 2005, we entered into a costless collar agreement in order to manage the exposure to changing interest rates related to the Company’s fixed rate investments.  The costless collar agreement is for a notional amount of $20 million, has a cap of 6.5%, a floor of 2.72% and matures in 2008.  The costless collar agreement allows us to receive an interest payment for any quarterly period when the 3-month LIBOR exceeds 6.5%, and requires us to pay an interest payment for any quarterly period when the 3-month LIBOR is less than 2.72%. The costless collar resets quarterly based on the 3-month LIBOR.  As of June 30, 2006, the 3-month LIBOR was 5.48%.  As of June 30, 2006 these derivatives had no fair value.

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

In accordance with the Advisory Agreement, we bear all costs and expenses of the operation of the Company and reimburse the Investment Adviser for all such costs and expenses incurred in the operation of the Company.  For the three and six months ended June 30, 2006, the Investment Adviser incurred such expenses totaling $93,862 and $230,727, respectively.  Accordingly, the Company has recorded a liability at June 30, 2006 to the Investment Adviser for the entire amount not yet reimbursed.  As of June 30, 2006, $93,862 was payable to the Investment Adviser and such payable is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.  For the three and six months ended June 30, 2005, the Investment Adviser incurred such expenses totaling $31,220 and $41,912, respectively.

As of June 30, 2006, Ares Management LLC, of which the Investment Adviser is a wholly owned subsidiary, owned 666,667 shares of the Company’s common stock representing approximately 1.7% of the total shares outstanding as of June 30, 2006.

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

11.          DIVIDEND

For the three months ended June 30, 2006, the Company declared a dividend on May 8, 2006 of $0.38 per share for a total of $14,481,380.  The record date was June 15, 2006 and the dividend was distributed on June 30, 2006.  For the three months ended March 31, 2006, the Company declared a dividend on February 28, 2006 of $0.36 per share for a total of $13,682,573.  The record date was March 24, 2006 and the dividend was distributed on April 14, 2006.

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

12.          FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the six months ended June 30, 2006 and for the six months ended June 30, 2005:

Per Share Data:

	For the six	For the six
	months ended	months ended
	June 30, 2006	June 30, 2005
Net asset value, beginning of period (1)	$15.03	$14.43
Issuance of common stock	0.01	0.42
Effect of dilution	—	(0.03)
Underwriting costs paid by the Investment Adviser (see Note 9) (2)	—	(0.14)
Net investment income for period (2)	0.55	0.53
Net realized and unrealized gains for period (2)	0.25	0.38
Net increase in stockholders’ equity	0.80	1.16

Distributions from net investment income	(0.55)	(0.53)
Distributions from net realized capital gains on securities	(0.19)	(0.09)
Total distributions to stockholders	(0.74)	(0.62)

Net asset value at end of period (1)	$15.10	$14.97

Per share market value at end of period	$16.93	$17.83
Total return based on market value (3)	9.96%	(5.04)%
Total return based on net asset value (4)	5.33%	6.18%
Shares outstanding at end of period	38,207,254	23,168,595

Ratio/Supplemental Data:
Net assets at end of period	$576,984,134	$346,932,940
Ratio of operating expenses to average net assets (5) (6)	8.55%	4.55%
Ratio of net investment income to average net assets (5) (7)	8.78%	6.98%
Portfolio turnover rate (5)	40%	43%

(1)             The net assets used equals the total stockholders’ equity on the consolidated balance sheets.

(2)             Weighted average basic per share data.

(3)             For the six months ended June 30, 2006, the total return based on market value equals the increase of the ending market value at June 30, 2006 of $16.93 per share over the ending market value at December 31, 2005 of $16.07, plus the declared dividend of $0.38 per share for holders of record on June 15, 2006 and the declared dividend of $0.36 per share for holders of record on March 24, 2006, divided by the market value at December 31, 2005.  For the six months ended June 30, 2005, the total return based on market value equals the decrease of the ending market value at June 30, 2005 of $17.83 per share over the ending market value at December 31, 2004 of $19.43, plus the declared dividend of $0.30 per share for holders of record on March 7, 2005 and the declared dividend of $0.32 per share for holders of record on June 30, 2005, divided by the market value at December 31, 2004.  Total return based on market value is not annualized.  The Company’s shares fluctuate in value.  The Company’s performance changes over time and currently may be different than that shown.  Past performance is no guarantee of future results.

(4)             For the six months ended June 30, 2006, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.38 per share for holders of record on June 15, 2006 and the declared dividend of $0.36 per share for holders of record on March 24, 2006, divided by the beginning net asset value during the period.  The calculation was adjusted for shares issued in connection with dividend reinvestment plan.  For the six months ended June 30, 2005, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.30 per share for holders of record on March 7, 2005 and the declared dividend of $0.32 per share for holders of record on June 30, 2005, divided by the beginning net asset value during the period.  Total return based on net asset value is not annualized.  The Company’s performance changes over time and currently may be different than that shown.  Past performance is no guarantee of future results.

(5)             The ratios reflect an annualized amount.

(6)             For the six months ended June 30, 2006, the ratio of operating expenses to average net assets consisted of 1.97% of base management fees, 3.44% of incentive management fees, 2.27% of the cost of borrowing and other operating expenses of 0.87%. For the six months ended June 30, 2005, the ratio of operating expenses to average net assets consisted of 1.38% of base management fees, 1.55% of incentive management fees, 0.43% of the cost of borrowing and other operating expenses of 1.18%.  These ratios reflect annualized amounts.

(7)             The ratio of net investment income to average net assets excludes income taxes related to realized gains.

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

14.          SUBSEQUENT EVENTS

On July 7, 2006, through our newly formed, wholly owned Delaware subsidiary, ARCC CLO 2006 LLC (“ARCC CLO”), we completed a $400.0 million debt securitization where approximately $314.0 million principal amount of asset-backed notes (including $50.0 million revolving notes that have not been drawn down as of the date of this report) (the ”Offered Notes”) were issued to third parties and secured by a pool of middle market loans that have been purchased or originated by the Company. We retained approximately $86.0 million of certain BBB and non-rated securities in the debt securitization. The blended pricing of the Offered Notes, excluding fees, is approximately 3 month LIBOR plus 34 basis points. The securitization is an on-balance-sheet financing for the Company.

              The classes, amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Offered Notes are:

Class	Amount (millions)		Rating (S&P/Moody’s)	LIBOR Spread (basis points)
A-1A	$75		AAA/Aaa	25
A-1A VFN	$50	(1)	AAA/Aaa	28
A-1B	$14		AAA/Aaa	37
A-2A	$75		AAA/Aaa	22
A-2B	$33		AAA/Aaa	35
B	$23		AA/Aa2	43
C	$44		A/A2	70

Total	$314

(1)             Revolving class, none of which was drawn down as of the date of this report.

During the first five years from the closing date, principal collections received on the underlying collateral may be used to purchase new collateral, allowing us to maintain the initial leverage in the securitization for the entire five-year period. Under the terms of the securitization, up to 15% of the collateral may be subordinated loans that are neither first nor second lien loans.

The Class A-1A VFN Notes are a revolving class of secured notes and allow us to borrow and repay AAA/Aaa financing over the initial five-year period thereby providing more efficiency in funding costs. All of the notes are secured by the assets of ARCC Commercial Loan Trust 2006, including commercial loans currently totaling $308.1 million as of the closing date, which were sold to the trust by the Company, the originator and servicer of the assets. Additional commercial loans will be purchased by the trust from the Company primarily using the proceeds from the Class A-1A VFN Notes. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Approximately $243.0 million of the total proceeds from the sale of the Offered Notes (not including the revolving notes that have not yet been drawn down) were used to pay down amounts outstanding under the CP Funding Facility and the Revolving Credit Facility.

On July 18, 2006, we completed a public add-on offering of 10,781,250 shares of common stock (including the underwriters’ overallotment of 1,406,250 shares) at $15.67 per share, less an underwriting discount and commissions totaling $0.58 per share.  Total proceeds received from the add-on offering, net of the underwriters’ discount and offering costs, were approximately $162.2 million.

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

OVERVIEW

We are a specialty finance company that is a closed-end, non-diversified management investment company incorporated in Maryland that is regulated as a business development company (a “BDC”) under the Investment Company Act of 1940 (“1940 Act”). We were founded on April 16, 2004 and were initially funded on June 23, 2004 and on October 8, 2004, completed our initial public offering (the “IPO”).

Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first and second lien senior loans and long-term mezzanine debt, which in some cases may include an equity component, and, to a lesser extent, in equity investments in private U.S. middle market companies.

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

PORTFOLIO AND INVESTMENT ACTIVITY

For the three months ended June 30, 2006, we issued 16 new commitments in an aggregate amount of $267.5 million ($194.0 million to new portfolio companies and $73.5 million to existing portfolio companies) compared to nine new commitments in an aggregate amount of $114.8 million ($105.6 million to new portfolio companies and $9.2 million to existing portfolio companies) for the three months ended June 30, 2005. During the three months ended June 30, 2006, we funded $240.7 million of such commitments ($167.2 million to new portfolio companies and $73.5 million to existing portfolio companies) compared to $110.3 million of commitments ($101.1 million to new portfolio companies and $9.2 million to existing portfolio companies) for the three months ended June 30, 2005.  We have remaining contractual obligations for $26.8 million with respect to commitments funded as of June 30, 2006. The weighted average yield of new income producing equity securities and debt funded in connection with investments purchased during the three months ended June 30, 2006 and June 30, 2005 was approximately 12.25% and 9.71%, respectively (computed as (a) annual stated interest rate yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt divided by (b) total income producing equity securities and debt at fair value).

For the three months ended June 30, 2006, the Company purchased (A) $152.3 million aggregate principal amount of senior term debt, (B) $72.0 million aggregate principal amount of senior subordinated debt and (C) $30.8 million of investments in equity securities.  For the three months ended June 30, 2005, the Company purchased (1) $82.9 million aggregate principal amount of senior term debt, (2) $10.0 million aggregate principal amount of senior subordinated debt, (3) $12.2 million aggregate principal amount of senior notes and (4) $5.2 million of investments in equity securities.

During the three months ended June 30, 2006, (A) $45.7 million aggregate principal amount of senior term debt and (B) $9.0 million aggregate principal amount of collateralized debt obligation notes were redeemed, and (C) $54.4 million of investments in equity securities were sold.  As of June 30, 2006, the Company held investments in 50 portfolio companies as compared to 38 portfolio companies as of December 31, 2005.  During the three months ended June 30, 2005, (1) $27.6 million aggregate principal amount of senior term debt and (2) $5.3 million aggregate principal amount of senior subordinated debt were redeemed, and (3) $3.2 million of investments in equity securities were sold.

The Investment Adviser employs an investment rating system to categorize our investments.  In addition to various risk management and monitoring tools, we grade all loans on a scale of 1 to 4 no less frequently than quarterly. This system is intended to reflect the performance of the borrower’s business, the collateral coverage of the loans and other factors considered relevant.   Under this system, loans with a grade of 4 involve the least amount of risk in our portfolio.  The borrower is performing above expectations and the trends and risk factors are generally favorable. Loans graded 3 involve a level of risk that is similar to the risk at the time of origination. The borrower is performing as expected and the risk factors are neutral to favorable. All new loans are initially graded 3. Loans graded 2 involve a borrower performing below expectations and indicates that the loan’s risk has increased materially since origination. The borrower is generally out of compliance with debt covenants, however, loan payments are generally not more than 120 days past due. For loans graded 2, we increase procedures to monitor the borrower. A loan grade of 1 indicates that the borrower is performing materially below expectations and that the loan risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans graded 1 are not anticipated to be repaid in full.

We believe that as of June 30, 2006, the weighted average investment grade of the debt in our portfolio is 3.0 and the weighted average yield of such debt and income producing equity securities is approximately 12.42% (computed as (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt, divided by (b) total income producing equity securities and debt at fair value).    As of June 30, 2006, the weighted average yield on our entire portfolio was 11.63%.  The weighted average yield on our senior term debt, senior subordinated debt and income producing equity securities was 11.67%, 14.51% and 10.57%, respectively.  Of the senior term debt, the weighted average yield attributable to first lien senior term debt and second lien senior term debt was 11.10% and 12.32%, respectively.

As of December 31, 2005, the weighted average investment grade of the debt in our portfolio was 3.1 and the weighted average yield of such debt and income producing equity securities was approximately 11.25% (computed as (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt, divided by (b) total income producing equity securities and debt at fair value).    As of December 31, 2005, the weighted average yield on our entire portfolio was 10.88%.  The weighted average yield on our senior term debt, senior subordinated debt and income producing equity securities was 10.56%, 14.71% and 8.82%, respectively.  Of the senior term debt, the weighted average yield attributable to first lien senior term debt and second lien senior term debt was 9.38% and 11.49%, respectively.

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2006 and June 30, 2005

 Operating results for the three and six months ended June 30, 2006 and June 30, 2005 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Total Investment Income	$30,489,751	$9,601,615	$50,681,056	$15,352,207
Total Expenses	16,225,221	3,833,481	24,516,110	6,054,244
Net Investment Income Before Income Taxes	14,264,530	5,768,134	26,164,946	9,297,963

Income Tax Expense, Including Excise Tax	4,971,635	—	5,180,515	—
Net Investment Income	9,292,895	5,768,134	20,984,431	9,297,963

Net Realized Gain	23,879,988	6,745,382	24,490,874	7,154,412
Net Unrealized Loss	(16,480,203)	(4,911,260)	(14,939,591)	(346,213)

Net Increase in Stockholders’ Equity Resulting From Operations	$16,692,680	$7,602,256	$30,535,714	$16,106,162

Investment Income

For the three months ended June 30, 2006, total investment income increased $20.9 million, or 218%, over the three months ended June 30, 2005.   For the three months ended June 30, 2006, total investment income consisted of $23.5 million in interest income from investments, $1.2 million in dividend income, $5.3 million in capital structuring service fees, $352,000 in other income and $200,000 in interest income from cash and cash equivalents.  Interest income from investments increased $16.8 million, or 249%, to $23.5 million for the three months ended June 30, 2006 from $6.7 million for the comparable period in 2005.  The increase in interest income from investments was primarily due to the increase in the size of the portfolio.  The average investments, at fair value, for the quarter increased from $259.2 million in the three months ended June 30, 2005 to $818.1 million in the comparable period in 2006.  Capital structuring service fees increased $3.8 million, or 253%, to $5.3 million for the three months ended June 30, 2006 from $1.5 million for the comparable period in 2005.  The increase in capital structuring service fees was primarily due to the increased number of originations.  The number of funded commitments increased from nine during the three months ended June 30, 2005 to 15 during the comparable period in 2006.

For the six months ended June 30, 2006, total investment income increased $35.3 million, or 230%, over the six months ended June 30, 2005.   For the six months ended June 30, 2006, total investment income consisted of $41.0 million in interest income from investments, $7.6 million in capital structuring service fees, $454,000 in other income and $431,000 in interest income from cash and cash equivalents.  Interest income from investments increased $29.1 million, or 243%, to $41.0 million for the six months ended June 30, 2006 from $12.0 million for the comparable period in 2005.  The increase in interest income from investments was primarily due to the increase in the size of the portfolio.  The average investments, at fair value, for the period increased from $227.7 million in the six months ended June 30, 2005 to $730.5 million in the comparable period in 2006.  Capital structuring service fees increased $5.8 million, or 323%, to $7.6 million for the six months ended June 30, 2006 from $1.8 million for the comparable period in 2005.  The increase in capital structuring service fees was primarily due to the increased number of originations.  The number of funded commitments increased from 14 during the six months ended June 30, 2005 to 28 during the comparable period in 2006.

Expenses

For the three months ended June 30, 2006, total expenses increased $12.4 million, or 323%, over the three months ended June 30, 2005.  Base management fees increased $2.1 million, or 203%, to $3.1 million for the three months ended June 30, 2006 from $1.0 million for the comparable period in 2005, primarily due to the increase in the size of the portfolio.  Incentive fees related to pre-incentive fee net investment income increased $3.5 million, or 544%, to $4.1 million for the three months ended June 30, 2006 from $634,000 for the comparable period in 2005, primarily due to the increase in the size of the portfolio and the related increase in net investment income.  Incentive fees related to realized gains increased $1.7 million, or 145%, to $2.9 million for the three months ended June 30, 2006 from $1.2 million for the comparable period in 2005, primarily due to higher net realized gains recognized during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.  Net realized gains for the three months ended June 30, 2006 increased from $6.7 million during the three months ended June 30, 2005 to $23.9 million during the three months ended June 30, 2006.  For the three months ended June 30, 2006, the net realized gains of $23.9 million were offset by $4.2 million in income tax expense related to realized gains and $3.7 million in unrealized depreciation in determining the incentive fees related to realized gains for the period.  Interest expense and credit facility fees increased $4.3 million, or 6,826%, to $4.4 million for the three months ended June 30, 2006 from $63,000 for the comparable period in 2005, primarily due to the significant increase in the borrowings outstanding.  There were no outstanding borrowings during the three months ended June 30, 2005 compared to average outstanding borrowings of $265.7 million in the comparable period in 2006.  Amortization of debt issuance costs increased $346,000, or 527%, to $412,000 for the three months ended June 30, 2006 from $66,000 for the comparable period in 2005, primarily due to the additional debt issuance costs capitalized during the end of 2005 as a result of entering into the Revolving Credit Facility and increasing the borrowing capacity of the CP Funding Facility.

For the six months ended June 30, 2006, total expenses increased $18.5 million, or 305%, over the six months ended June 30, 2005.  Base management fees increased $3.8 million, or 207%, to $5.6 million for the six months ended June 30, 2006 from $1.8 million for the comparable period in 2005, primarily due to the increase in the size of the portfolio.  Incentive fees related to pre-incentive fee net investment income increased $6.1 million, or 704%, to $7.0 million for the six months ended June 30, 2006 from $871,000 for the comparable period in 2005, primarily due to the increase in the size of the portfolio and the related increase in net investment income.  Incentive fees related to realized gains increased $1.7 million, or 139%, to $2.9 million for the six months ended June 30, 2006 from $1.2 million for the comparable period in 2005, primarily due to higher net realized gains recognized during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.  Interest expense and credit facility fees increased $5.6 million, or 6,704%, to $5.7 million for the six months ended June 30, 2006 from $84,000 for the comparable period in 2005, primarily due to the significant increase in the borrowings outstanding.  The average outstanding borrowings during the six months ended June 30, 2005 were $17.1 million compared to average outstanding borrowings of $171.6 million in the comparable period in 2006.  Amortization of debt issuance costs increased $688,000, or 523%, to $819,000 for the six months ended June 30, 2006 from $131,000 for the comparable period in 2005, primarily due to the additional debt issuance costs capitalized during the end of 2005 as a result of entering into the Revolving Credit Facility and increasing the borrowing capacity of the CP Funding Facility.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required.  To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended June 30, 2006, a provision of approximately $727,000 and $826,000, respectively, was recorded for Federal excise tax.

 Our wholly owned subsidiaries ACC and ACLLC are subject to Federal and state income taxes.  For the three and six months ended June 30, 2006, we recorded a tax provision of approximately $4.2 million and $4.4 million, respectively, for these subsidiaries.

Net Unrealized Appreciation on Investments

For the three months ended June 30, 2006, the Company’s investments had a decrease in net unrealized appreciation of $16.5 million, which primarily related to the reversal of the prior period unrealized appreciation of $13.3 million for the investment in CICQ, LP, which was realized during the period, and the increase in unrealized depreciation of $3.7 million for the investment in Berkline/Benchcraft Holdings LLC, offset by the increase in unrealized appreciation in Varel Holdings, Inc of $1.0 million.  For the three months ended June 30, 2005, the Company’s investments had a decrease in net unrealized appreciation of $4.9 million primarily related to the reversal of the prior period unrealized appreciation of $4.6 million for the investment in Reef Holdings, Inc., which was realized during the period.

For the six months ended June 30, 2006, the Company’s investments had a decrease in net unrealized appreciation of $14.9 million, which primarily related to the reversal of the prior period unrealized appreciation of $9.3 million for the investment in CICQ, LP, which was realized during the period, and the increase in unrealized depreciation of $6.1 million for the investments in Making Memories Wholesale, Inc. and Berkline/Benchcraft Holdings LLC.  For the six months ended June 30, 2005, the Company’s investments had a decrease in net unrealized appreciation of $346,000.

Net Realized Gains/Losses

During the three months ended June 30, 2006, the Company had $133.1 million of sales and repayments resulting in $23.9 million of net realized gains.  The most significant realized gains during the three months ended June 30, 2006 were the sales of the investments in CICQ, LP and United Site Services, Inc. of $18.6 million and $4.7 million, respectively.   During the three months ended June 30, 2005, the Company had $45.8 million of sales and repayments resulting in $6.7 million of net realized gains.  The most significant realized gains during the three months ended June 30, 2005 were the sales of the investments in Reef Holdings, Inc. and Billing Concepts, Inc. of $4.8 million and $1.9 million, respectively.

During the six months ended June 30, 2006, the Company had $170.4 million of sales and repayments resulting in $24.5 million of net realized gains.  During the six months ended June 30, 2005, the Company had $55.6 million of sales and repayments resulting in $7.2 million of net realized gains.

Net Increase in Stockholders’ Equity Resulting From Operations

Net increase in stockholders’ equity resulting from operations for the three and six months ended June 30, 2006 was approximately $16.7 million and $30.5 million, respectively.  Based on the weighted average shares outstanding during the three and six months ended June 30, 2006, our net increase in stockholders’ equity resulting from operations per common share was $0.44 and $0.80, respectively.

Net increase in stockholders’ equity resulting from operations for the three and six months ended June 30, 2005 was approximately $7.6 million and $16.1 million, respectively.  Based on the weighted average shares outstanding during the three and six months ended June 30, 2005, our net increase in stockholders’ equity resulting from operations per common share was $0.33 and $0.91, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources were generated primarily from the remaining net proceeds of its initial public offering and subsequent add-on public offerings, advances from the CP Funding Facility and the Revolving Credit Facility, as well as cash flows from operations.  We received approximately $156.4 million in proceeds net of underwriting and offering costs (net of $2.5 million in underwriting costs originally paid by the Investment Adviser and subsequently reimbursed by the Company in 2006) from our October 8, 2004 initial public offering, approximately $183.9 million in proceeds net of underwriting and offering costs from our March 23, 2005 add-on public offering,  $213.5 million in proceeds net of underwriting and offering costs from our October 18, 2005 add-on public offering and $162.2 million in proceeds net of underwriting and offering costs from our July 18, 2006 add-on public offering.

On July 7, 2006, through our newly formed, wholly owned Delaware subsidiary, ARCC CLO 2006 LLC (“ARCC CLO”), we completed a $400.0 million debt securitization where approximately $314.0 million principal amount of asset-backed notes (including $50.0 million revolving notes that have not been drawn down as of the date of this report) (the ”Offered Notes”) were issued to third parties and secured by a pool of middle market loans that have been purchased or originated by the Company. We retained approximately $86.0 million of certain BBB and non-rated securities in the debt securitization. The blended pricing of the Offered Notes, excluding fees, is approximately 3 month LIBOR plus 34 basis points. The securitization is an on-balance-sheet financing for the Company.

A portion of the proceeds from our public offerings and the securitization were used to repay outstanding indebtedness under the CP Funding Facility and the Revolving Credit Facility. The remaining unused portion of the proceeds from our public offerings has been used to fund investments in portfolio companies in accordance with our investment objectives and strategies.

As of June 30, 2006 and December 31, 2005, the fair value of investments and cash and cash equivalents, and the outstanding borrowings under the CP Funding Facility and the Revolving Credit Facility were as follows:

	June 30, 2006	December 31, 2005
Cash and cash equivalents	$44,844,697	$16,613,334
Senior term debt	586,139,016	338,467,061
Senior notes	10,000,000	10,000,000
Senior subordinated debt	217,764,213	130,042,698
Collateralized debt obligations	7,559,577	17,386,561
Equity securities	56,697,825	90,072,055
Total	$923,005,328	$602,581,709
Outstanding borrowings	$345,200,000	$18,000,000

The available amount for borrowing under the CP Funding Facility is $350.0 million (see Note 7 to the consolidated financial statements for more detail of the CP Funding Facility arrangement).  As of June 30, 2006, there was $101.2 million outstanding under the CP Funding Facility.  The CP Funding Facility expires on November 1, 2006 unless extended prior to such date with the consent of the lenders.  The available amount for borrowing under the Revolving Credit Facility is $250 million (see Note 7 to the consolidated financial statements for more detail of the Revolving Credit Facility arrangement).  As of June 30, 2006, there was $244.0 million outstanding under the Revolving Credit Facility.  The Revolving Credit Facility expires on December 28, 2010.

For the six months ending June 30, 2006, average total assets was $766.6 million.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2006, the Company had committed to make a total of approximately $84.0 million of investments in various revolving senior secured loans.  As of June 30, 2006, $50.4 million was unfunded.  Included within the $84.0 million commitment in revolving secured loans is a commitment to issue up to $3.8 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies.  Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations.  As of June 30, 2006, the Company had $2.8 million in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability.   Of these letters of credit, $2.3 million expire on September 30, 2006 and $500,000 expire on July 31, 2007.  These letters of credit may be extended under substantially similar terms for additional one-year terms at the Company’s option until the revolving line of credit, under which the letters of credit were issued, matures on September 30, 2011.

As of June 30, 2006, the Company was subject to a subscription agreement to fund up to $10.0 million of equity commitments in a private equity investment partnership.  As of June 30, 2006, there were no amounts funded in this partnership.

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

Interest Rate Risk

As of June 30, 2006, approximately 32% of the investments at fair value in our portfolio were at fixed rates while approximately 60% were at variable rates. In addition, the CP Funding Facility and the Revolving Credit Facility are variable rate borrowing facilities.

To illustrate the potential impact of changes in interest rates, we have performed the following analysis based on our June 30, 2006 balance sheet and assuming no changes in our investment and borrowing structure. Under this analysis, a 100 basis point increase in the various base rates would result in an increase in interest income of approximately $5,400,000 and an increase in interest expense of $3,452,000 over the next 12 months. A 100 basis point decrease in the various base rates would result in a decrease in interest income of approximately $5,400,000 and a decrease in interest expense of $3,452,000 over the next 12 months.

On January 7, 2005, we entered into a costless collar agreement in order to manage the exposure to changing interest rates related to the Company’s fixed rate investments. The costless collar agreement was for a notional amount of $20 million, has a cap of 6.5%, a floor of 2.72% and matures in 2008. The costless collar agreement allows us to receive an interest payment when the 3-month LIBOR exceeds 6.5% and obligates us to pay an interest payment when the 3-month LIBOR is less than 2.72%. The costless collar resets quarterly based on the 3-month LIBOR. As of June 30, 2006, the 3-month LIBOR was 5.48%. As of June 30, 2006, these derivatives had no fair value.

While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

Portfolio Valuation

Investments for which market quotations are readily available are valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our board of directors based on the input of our investment adviser and audit committee. In addition, the board of directors currently receives input from an independent valuation firm that has been engaged at the direction of the board to value each portfolio security at least once during a trailing 12 month period.  The valuation process is conducted at the end of each fiscal quarter, with approximately a quarter of our portfolio companies subject to valuation by the independent valuation firm each quarter.  The types of factors that the board may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  —  OTHER INFORMATION

Item 1.            Legal Proceedings.

We are not a defendant in any pending legal proceeding, and no such proceedings are known to be contemplated.

Item 1A.        Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Item 4.            Submission of Matters to a Vote of Security Holders.

On May 30, 2006, we held our Annual Meeting of Stockholders in Los Angeles, California.  Stockholders voted on three matters; the substance of these matters and the results of the voting of each such matter are described below.

1.  Election of Directors: Stockholders elected two Class II directors of the Company, who will each serve for three years, or until his successor is elected and qualified.  Votes were cast as follows:

	For	Withheld
Robert L. Rosen	25,438,258	1,023,959
Bennett Rosenthal	25,198,779	1,263,438

The following directors are continuing as directors of the Company for their respective terms — Douglas E. Coltharp, Frank E. O’Bryan and Eric B. Siegel.

2.  Ratification of the selection of KPMG LLP to serve as independent registered public accounting firm for the year ending December 31, 2006.  Votes were cast as follows:

For	Against	Withheld
25,888,408	441,467	132,342

3.  Approval of an amended and restated investment advisory and management agreement between the Company and the Investment Adviser.  Brokers cast 6,973,644 non-votes.  The remaining votes were cast as follows:

For	Against	Withheld
18,706,821	547,694	234,058

Item 5.            Other Information.

None.

Item 6.           Exhibits.

EXHIBIT INDEX

Number	Description

3.1	Articles of Amendment and Restatement (1)

3.2	Amended and Restated Bylaws (1)

4.1	Form of Stock Certificate (2)

10.1	Amended and Restated Investment Advisory and Management Agreement between Ares Capital Corporation and Ares Capital Management LLC (3)

10.2

Sale and Servicing Agreement, dated as of July 7, 2006, among ARCC Commercial Loan Trust 2006, as issuer, ARCC CLO 2006 LLC, as trust depositor, Ares Capital Corporation, as originator and as servicer, U.S. Bank National Association, as trustee and as collateral administrator, Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as backup servicer, and Wilmington Trust Company, as owner trustee*

10.3	Commercial Loan Sale Agreement, dated as of July 7, 2006, between Ares Capital Corporation and ARCC CLO 2006 LLC*

10.4	Indenture, dated as of July 7, 2006, between ARCC Commercial Loan Trust 2006 and U.S. Bank National Association*

10.5	Amended and Restated Trust Agreement, dated as of July 7, 2006, among ARCC CLO 2006 LLC, Wilmington Trust Company and U.S. Bank National Association*

10.6	Collateral Administration Agreement, dated as of July 7, 2006, among ARCC Commercial Loan Trust 2006, Ares Capital Corporation and U.S. Bank National Association*

10.7	Master Participation Agreement, dated as of July 7, 2006, between Ares Capital CP Funding LLC and Ares Capital Corporation*

10.8	Class A-1A VFN Purchase Agreement, dated as of July 7, 2006, among ARCC Commercial Loan Trust 2006, U.S. Bank National Association and the other Class A-1A VFN noteholders party thereto*

31.1	Certification by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

(3)            Previously filed with the Registrant’s Form 8-K, filed on June 2, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES CAPITAL CORPORATION

Dated: August 9, 2006	By	/s/ Michael J. Arougheti
Michael J. Arougheti
President

	By	/s/ Daniel F. Nguyen
Daniel F. Nguyen
Chief Financial Officer