Form 10-Q
period 2006-09-30
ARES CAPITAL CORP
filed 2006-11-08
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2006
Common stock, $0.001 par value	49,091,195

ARES CAPITAL CORPORATION

PART I  —  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS

Investments at fair value (amortized cost of $1,044,109,177 and $581,351,865, respectively):
Non-control/Non-affiliate investments	$859,503,669	$515,184,991
Affiliate investments	173,483,619	70,783,384
Total investments at fair value	1,032,987,288	585,968,375
Cash and cash equivalents	67,610,129	16,613,334
Receivable for open trades	1,676,990	1,581,752
Interest receivable	10,931,480	5,828,098
Other assets	9,350,178	3,653,585

Total assets	$1,122,556,065	$613,645,144

LIABILITIES

Debt	$366,000,000	$18,000,000
Reimbursed underwriting costs payable to the Investment Adviser	—	2,475,000
Dividend payable	—	12,889,225
Payable for open trades	—	5,500,000
Accounts payable and accrued expenses	2,234,296	1,222,678
Management and incentive fees payable	10,981,600	3,478,034
Interest and facility fees payable	4,071,299	313,930
Interest payable to the Investment Adviser	—	154,078

Total liabilities	383,287,195	44,032,945

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY

Common stock, par value $.001 per share, 100,000,000 common shares authorized, 49,091,195 and 37,909,484 common shares issued and outstanding, respectively	49,092	37,910
Capital in excess of par value	727,920,560	559,192,554
Accumulated net realized gain on sale of investments	22,421,107	5,765,225
Net unrealized (depreciation) appreciation on investments	(11,121,889)	4,616,510

Total stockholders’ equity	739,268,870	569,612,199

Total liabilities and stockholders’ equity	$1,122,556,065	$613,645,144

NET ASSETS PER SHARE	$15.06	$15.03

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2006 (unaudited)

Company {1}	Industry	Investment	Interest {15}	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets

Healthcare - Services
American Renal Associates, Inc.	Dialysis provider	Senior secured loan ($3,049,180 par due 12/2010)	9.57% (Libor+ 4.00%/S)	12/14/05	$3,049,180	$3,049,180	$1.00{3	}
		Senior secured loan ($196,721 par due 12/2010)	10.75% (Base Rate + 2.50%/D)	12/14/05	196,721	196,721	1.00{3	}
		Senior secured loan ($5,836,066 par due 12/2011)	10.07% (Libor + 4.50%/S)	12/14/05	5,836,066	5,836,066	1.00{3	}
		Senior secured loan ($36,066 par due 12/2011)	11.25% (Base Rate + 3.00%/D)	12/14/05	36,066	36,066	1.00{3	}
		Senior secured loan ($393,741 par due 12/2011)	12.57% (Libor + 7.00%/Q)	12/14/05	393,741	393,741	1.00
		Senior secured loan ($261,997 par due 12/2011)	12.57 (Libor + 7.00%/Q)	12/14/05	261,997	261,997	1.00{3	}
		Senior secured loan ($3,937,406 par due 12/2011)	14.25% (Base Rate + 6.00% /D)	12/14/05	3,937,406	3,937,406	1.00
		Senior secured loan ($2,619,971 par due 12/2011)	14.25% (Base Rate + 6.00%/D)	12/14/05	2,619,971	2,619,971	1.00{3	}

Capella Healthcare, Inc.	Acute care hospital operator	Junior secured loan ($19,000,000 par due 11/2013)	11.37% (Libor + 6.00%/Q)	12/1/05	19,000,000	19,000,000	1.00
		Junior secured loan ($12,000,000 par due 11/2013)	11.37% (Libor + 6.00%/Q)	12/1/05	12,000,000	12,000,000	1.00{3	}

DSI Renal, Inc.	Dialysis provider	Senior subordinated note ($60,637,680 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/06	60,637,680	60,637,680	1.00{4	}
		Senior subordinated note ($5,025,000 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/06	5,025,000	5,025,000	1.00{4}{3	}
		Senior secured loan ($3,200,000 par due 3/2013)	8.50% (Libor + 3.00%/Q)	4/4/06	3,200,000	3,200,000	1.00
		Senior secured loan ($960,000 par due 3/2013)	8.44% (Libor + 3.00%/Q)	4/4/06	960,000	960,000	1.00
		Senior secured loan ($1,600,000 par due 3/2013)	8.38% (Libor + 3.00%/M)	4/4/06	1,600,000	1,600,000	1.00
		Senior secured loan ($1,440,000 par due 3/2013)	10.75% (Base Rate + 2.50%/D)	4/4/06	1,440,000	1,440,000	1.00

OnCURE Medical Corp.	Radiation oncology care provider	Senior subordinated note ($23,230,012 par due 8/2012)	11.00% cash, 1.50% PIK	8/16/06	23,230,012	23,230,012	1.00{4	}
		Senior secured loan ($3,489,063 par due 8/2011)	8.94% (Libor + 3.50%/S)	8/23/06	3,489,063	3,489,063	1.00
		Senior secured loan ($10,938 par due 8/2011)	8.94% (Libor + 3.50%/Q)	8/23/06	10,938	10,938	1.00
		Common stock (857,143 shares)		8/16/06	3,000,000	3,000,000	3.50{5	}

PHNS, Inc.	Information technology and business process outsourcing	Senior subordinated loan ($16,000,000 par due 11/2011)	13.50% cash, 2.50% PIK	10/29/04	15,804,452	16,320,000	1.02{4	}

Triad Laboratory Alliance, LLC	Laboratory services	Senior subordinated note ($14,762,865 par due 12/2012)	12.00% cash, 1.75% PIK	12/21/05	14,762,865	14,762,865	1.00{4	}
		Senior secured loan ($6,947,500 par due 12/2011)	8.62% (Libor + 3.25%/Q)	12/21/05	6,947,500	6,947,500	1.00
		Senior secured loan ($2,977,500 par due 12/2011)	8.62% (Libor + 3.25%/Q)	12/21/05	2,977,500	2,977,500	1.00{3	}

					190,416,158	190,931,706			25.83%

Printing, Publishing and Broadcasting
Canon Communications LLC	Print publications services	Junior secured loan ($7,525,000 par due 11/2011)	12.37% (Libor + 6.75%/S)	5/25/05	7,525,000	7,525,000	1.00
		Junior secured loan ($4,250,000 par due 11/2011)	12.37% (Libor + 6.75%/S)	5/25/05	4,250,000	4,250,000	1.00{2	}
		Junior secured loan ($12,000,000 par due 11/2011)	12.37% (Libor + 6.75%/S)	5/25/05	12,000,000	12,000,000	1.00{3	}

Daily Candy, Inc. {11}	Internet publication provider	Senior secured loan ($19,200,000 par due 5/2009)	10.62% (Libor + 5.00%/S)	5/25/06	19,494,406	19,200,000	0.98
		Senior secured loan ($4,800,000 par due 5/2009)	10.62% (Libor + 5.00%/S)	5/25/06	4,873,601	4,800,000	0.98{3	}
		Senior secured loan ($700,000 par due 5/2009)	10.37% (Libor + 5.00%/Q)	5/25/06	700,000	700,000	1.00
		Senior secured loan ($175,000 par due 5/2009)	10.37% (Libor + 5.00%/Q)	5/25/06	175,000	175,000	1.00{3	}
		Common stock (1,250,000 shares)		5/25/06	2,375,000	2,375,000	1.90{5	}
		Warrants to purchase (1,381,578 shares)		5/25/06	2,624,998	2,624,998	1.90{5	}

National Print Group, Inc.	Printing management services	Senior secured revolving loan ($1,338,451 par due 3/2012)	10.75% (Base Rate + 2.50%/D)	3/2/06	1,338,451	1,338,451	1.00
		Senior secured loan ($11,047,826 par due 3/2012)	8.87% (Libor + 3.50%/Q)	3/2/06	11,047,826	11,047,826	1.00{3	}
		Senior secured loan ($182,609 par due 3/2012)	10.75% (Base Rate + 2.50%/D)	3/2/06	182,609	182,609	1.00{3	}
		Senior secured loan ($2,319,367 par due 3/2012)	12.32% (Libor + 7.00%/S)	3/2/06	2,319,368	2,319,368	1.00
		Senior secured loan ($419,763 par due 8/2012)	12.32% (Libor + 7.00%/S)	3/2/06	419,763	419,763	1.00{3	}
		Senior secured loan ($1,932,806 par due 8/2012)	12.49% (Libor + 7.00%/Q)	3/2/06	1,932,806	1,932,806	1.00
		Senior secured loan ($349,802 par due 8/2012)	12.49% (Libor + 7.00%/Q)	3/2/06	349,802	349,802	1.00{3	}
		Preferred stock (9,344 shares)		3/2/06	2,000,000	2,000,000	214.04{5	}

The Teaching Company, LLC and	Education publications provider	Senior secured revolving loan ($1,000,000 par due 9/2011)	12.25% (Base Rate + 4.00%/D)	9/28/06	1,000,000	1,000,000	1.00
The Teaching Company Holdings, Inc.		Senior secured loan ($6,250,000 par due 9/2012)	12.25% (Base Rate + 4.00%/D)	9/28/06	6,250,000	6,250,000	1.00
		Senior secured loan ($28,000,000 par due 9/2012)	10.50%{16}	9/28/06	28,000,000	28,000,000	1.00
		Senior secured loan ($12,000,000 par due 9/2012)	10.50%{16}	9/28/06	12,000,000	12,000,000	1.00{3	}
		Preferred stock (29,969 shares)		9/28/06	2,996,921	2,996,921	100.00{5	}
		Common stock (3,079 shares)		9/28/06	3,079	3,079	1.00{5	}

					123,858,630	123,490,623			16.70%

Manufacturing
Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan ($6,000,000 par due 4/2010)	10.37% (Libor + 5.00%/Q)	3/28/05	6,038,785	6,000,000	1.00{3	}

Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($10,473,684 par due 5/2011)	9.58% (Libor + 4.25%/M)	5/16/06	10,473,684	10,473,684	1.00
		Senior secured loan ($5,263,158 par due 5/2011)	11.33% (Libor + 6.00%/M)	5/16/06	5,263,158	5,263,158	1.00
		Senior secured loan ($4,210,526 par due 5/2011)	13.00%	5/16/06	4,210,526	4,210,526	1.00

Qualitor, Inc.	Automotive aftermarket components supplier	Senior secured loan ($1,965,000 par due 12/2011)	9.62% (Libor + 4.25%/Q)	12/29/04	1,965,000	1,965,000	1.00{3	}
		Junior secured loan ($5,000,000 par due 6/2012)	12.62% (Libor + 7.25%/Q)	12/29/04	5,000,000	5,000,000	1.00{3	}

Professional Paint, Inc.	Paint manufacturer	Junior secured loan ($16,500,000 par due 5/2013)	11.38% (Libor + 5.75%/S)	5/25/06	16,500,000	16,500,000	1.00

Reflexite Corporation {10}	Developer and manufacturer of high visibility reflective products	Senior subordinated loan ($10,537,043 par due 12/2011)	11.00% cash, 3.00% PIK	12/30/04	10,537,043	10,537,043	1.00{2}{4	}
		Common Stock (1,729,627 shares)		3/28/06	25,682,891	25,682,891	14.85{5	}

Universal Trailer Corporation {6}	Livestock and specialty trailer manufacturer	Common stock (50,000 shares)		10/8/04	6,424,645	4,154,665	83.09{5	}
		Warrants to purchase 22,208 shares		10/8/04	1,505,776	1,845,336	83.09{5	}

Varel Holdings, Inc.	Drill bit manufacturer	Senior secured loan ($8,578,759 par due 12/2010)	9.49% (Libor + 4.00%/Q)	5/18/05	8,578,759	8,578,759	1.00{3	}
		Senior secured loan ($3,333,333 par due 12/2011)	13.33% (Libor + 8.00%/M)	5/18/05	3,333,333	3,333,333	1.00{3	}
		Senior secured revolving loan ($500,000 par due 10/2010)	10.50% (Base Rate + 2.25%/D)	5/18/05	500,000	500,000	1.00

See accompanying notes to consolidated financial statements.

Company {1}	Industry	Investment	Interest {15}	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Preferred stock (33,884 shares)		5/18/05	1,109,363	1,109,363	32.74{5	}
		Common stock (30,451 shares)		5/18/05	3,045	1,011,569	33.22{5	}

					107,126,008	106,165,327			14.36%

Services - Other
Diversified Collection Services, Inc.	Collections services	Senior secured loan ($5,242,026 par due 2/2011)	9.57% (Libor + 4.25%/M)	2/2/05	5,242,026	5,242,026	1.00{3	}
		Senior secured loan ($1,742,026 par due 8/2011)	11.37% (Libor + 6.00%/M)	2/2/05	1,742,026	1,742,026	1.00{2	}
		Senior secured loan ($6,757,974 par due 8/2011)	11.37% (Libor + 6.00%/M)	2/2/05	6,757,974	6,757,974	1.00{3	}
		Preferred stock (14,927 shares)		5/18/06	169,123	169,123	11.33{5	}
		Common stock (114,004 shares)		2/2/05	295,270	295,270	2.59{5	}

Event Rentals, Inc.	Party rental services	Senior secured loan ($2,277,902 par due 11/2011)	10.77% (Libor+ 5.25%/S)	11/17/05	2,277,902	2,277,902	1.00{3	}
		Senior secured loan ($5,005,581 par due 11/2011)	10.69% (Libor + 5.25%/S)	11/17/05	5,005,581	5,005,581	1.00{3	}
		Senior secured loan ($1,244,489 par due 11/2011)	10.74% (Libor + 5.25%/S)	11/17/05	1,244,489	1,244,489	1.00
		Senior secured loan ($2,466,518 par due 11/2011)	10.74% (Libor + 5.25%/S)	11/17/05	2,466,518	2,466,518	1.00{3	}
		Senior secured loan ($15,354 par due 11/2011)	12.50% (Base Rate + 4.25%/D)	11/17/05	15,354	15,354	1.00
		Senior secured loan ($5,952 par due 11/2011)	12.50% (Base Rate + 4.25%/D)	11/17/05	5,952	5,952	1.00{3	}
		Senior secured loan ($5,742,560 par due 11/2011)	10.77% (Libor + 5.25%/S)	11/17/05	5,742,560	5,742,560	1.00
		Senior secured loan ($2,226,190 par due 11/2011)	10.77% (Libor + 5.25%/S)	11/17/05	2,226,190	2,226,190	1.00{3	}

GCA Services Group, Inc.	Custodial services	Senior subordinated loan ($33,486,024 par due 1/2010)	12.00% cash, 3.00% PIK	7/25/05	33,486,024	33,486,024	1.00{4	}

NPA Acquisition, LLC	Powersport vehicle auction operator	Senior secured loan ($5,000,000 par due 8/2012)	8.64% (Libor + 3.25%/Q)	8/23/06	5,000,000	5,000,000	1.00
		Junior secured loan ($14,000,000 par due 2/2013)	12.12% (Libor + 6.75%/Q)	8/23/06	14,000,000	14,000,000	1.00
		Common stock (1,709 shares)		8/23/06	1,000,000	1,000,000	585.14{5	}

					86,676,989	86,676,989			11.72%

Retail
Savers, Inc and SAI Acquisition Corporation	For-profit thrift retailer	Senior subordinated note ($28,077,778 par due 8/2014)	10.00% cash, 2.00% PIK	8/8/06	28,077,778	28,077,778	1.00{4	}
		Common stock (1,170,182 shares)		8/8/06	4,500,000	4,500,000	3.85{5	}

Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured revolving loan ($357,143 par due 9/2012)	12.00% (Base Rate + 3.75%/D){17}	9/28/06	357,143	357,143	1.00
		Senior secured loan ($4,800,000 par due 9/2012)	12.00% (Base Rate + 3.75%/D)	9/28/06	4,800,000	4,800,000	1.00{3	}
		Senior secured loan ($28,000,000 par due 9/2013)	13.25% (Base Rate + 5.00%/D)	9/28/06	28,000,000	28,000,000	1.00
		Senior secured loan ($7,200,000 par due 9/2013)	13.25% (Base Rate + 5.00%/D)	9/28/06	7,200,000	7,200,000	1.00{3	}
		Preferred stock (80 shares)		9/28/06	1,800,000	1,800,000	22,500.00{5	}
		Common stock (800 shares)		9/28/06	200,000	200,000	250.00{5	}
					74,934,921	74,934,921			10.14%

Containers-Packaging
Captive Plastics, Inc.	Plastics container manufacturer	Junior secured loan ($4,000,000 par due 2/2012)	12.76% (Libor + 7.25%/Q)	12/19/05	4,000,000	4,000,000	1.00
		Junior secured loan ($12,000,000 par due 2/2012)	12.76% (Libor + 7.25%/Q)	12/19/05	12,000,000	12,000,000	1.00{3	}

Industrial Container Services, LLC {8}	Industrial container manufacturer, reconditioner and servicer	Senior secured loan ($96,250 par due 9/2011)	13.25% (Base Rate + 5.00%/D)	9/30/05	96,250	96,250	1.00
		Senior secured loan ($30,227 par due 9/2011)	13.25% (Base Rate + 5.00%/D)	9/30/05	30,227	30,227	1.00{3	}
		Senior secured loan ($11,939,547 par due 9/2011)	11.94% (Libor + 6.50%/S)	9/30/05	11,939,547	11,939,547	1.00{3	}
		Senior secured loan ($16,450,281 par due 9/2011)	11.94% (Libor + 6.50%/S)	6/21/06	16,450,281	16,450,281	1.00
		Senior secured revolving loan ($25,000 par due 9/2011)	11.89% (Libor + 6.50%/Q)	9/30/05	25,000	25,000	1.00
		Senior secured revolving loan ($9,950,000 par due 9/2011)	11.94% (Libor + 6.50.%/S)	9/30/05	9,950,000	9,950,000	1.00
		Senior secured revolving loan ($4,130,435 par due 9/2011)	10.02% (Libor + 4.50%/Q)	9/30/05	4,130,435	4,130,435	1.00
		Senior secured revolving loan ($826,087 par due 9/2011)	9.82% (Libor + 4.50%/D)	9/30/05	826,087	826,087	1.00
		Senior secured revolving loan ($826,087 par due 9/2011)	9.83% (Libor + 4.50%/D)	9/30/05	826,087	826,087	1.00
		Senior secured revolving loan ($1,156,522 par due 9/2011)	11.25% (Base Rate + 3.00%/D)	9/30/05	1,156,522	1,156,522	1.00
		Common stock (1,800,000 shares)		9/29/05	1,800,000	1,800,000	1.00{5	}

LabelCorp Holdings, Inc.	Consumer product labels manufacturer	Senior subordinated notes ($9,250,088 par due 9/2012)	12.00% cash, 3.00% PIK	3/16/06	9,250,088	9,250,088	1.00{4	}

					72,480,524	72,480,524			9.80%

Consumer Products - Non-Durable
Making Memories Wholesale, Inc. {7}	Scrapbooking branded products manufacturer	Senior secured loan ($7,916,667 par due 3/2011)	9.875% (Libor + 4.50%/Q)	5/5/05	7,916,667	7,916,667	1.00{3	}
		Senior subordinated loan ($10,152,435 par due 5/2012)	12.50% cash, 2.00% PIK	5/5/05	10,152,435	10,152,435	1.00{4	}
		Preferred stock (3,500 shares)		5/5/05	3,758,800	1,320,000	351.25{4	}

Shoes for Crews, LLC	Safety footwear and slip-related mats	Senior secured loan ($1,370,173 par due 7/2010)	8.87% (Libor + 3.25%/S)	10/8/04	1,378,236	1,378,236	1.00{3	}
		Senior secured revolving loan ($3,333,333 par due 7/2010)	10.25% (Base Rate + 2.00%/D)	6/16/06	3,333,333	3,333,333	1.00

Tumi Holdings, Inc.	Branded luggage designer, marketer and distributor	Senior secured loan ($2,500,000 par due 12/2012)	8.11% (Libor + 2.75%/Q)	5/24/05	2,500,000	2,500,000	1.00{3	}
		Senior secured loan ($5,000,000 par due 12/2013)	8.62% (Libor + 3.25%/Q)	3/14/05	5,000,000	5,000,000	1.00{3	}
		Senior subordinated loan ($13,510,171 par due 12/2014)	16.37% (Libor + 6.00% cash, 5.00% PIK/Q)	3/14/05	13,510,171	13,510,171	1.00{2} {4	}

UCG Paper Crafts, Inc.	Scrapbooking materials manufacturer	Senior secured loan ($1,990,000 par due 2/2013)	8.58% (Libor + 3.25%/M)	2/23/06	1,990,000	1,990,000	1.00{3	}
		Junior secured loan ($2,960,063 par due 2/2013)	12.83% (Libor + 7.50%/M)	2/23/06	2,960,063	2,960,063	1.00
		Junior secured loan ($9,974,937 par due 2/2013)	12.83% (Libor + 7.50%/M)	2/23/06	9,974,937	9,974,937	1.00{3	}

					62,474,642	60,035,842			8.12%

Education
Equinox SMU Partners LLC and	Medical school operator	Senior secured revolving loan ($1,550,000 par due 12/2010)	13.25% (Base Rate + 5.00%/Q)	1/26/06	1,550,000	1,550,000	1.00
SMU Acquisition Corp. {9} {13}		Senior secured revolving loan ($2,032,342 par due 12/2010)	11.06% (Libor + 6.00%/S)	1/26/06	2,032,342	2,032,342	1.00
		Senior secured loan ($10,162,500 par due 12/2010)	11.39% (Libor + 6.00%/Q)	1/26/06	10,162,500	10,162,500	1.00{3	}
		Senior secured loan ($1,500,000 par due 12/2010)	11.39% (Libor + 6.00%/Q)	1/26/06	1,500,000	1,500,000	1.00
		Senior secured loan ($1,500,000 par due 12/2010)	11.39% (Libor + 6.00%/Q)	1/26/06	1,500,000	1,500,000	1.00{3	}
		Limited liability company membership interest (17.39% interest)		1/25/06	4,000,000	4,000,000	{5	}

Lakeland Finance, LLC	Private school operator	Senior secured note ($33,000,000 par due 12/2012)	11.50%	12/13/05	33,000,000	33,000,000	1.00

					53,744,842	53,744,842			7.27%

Business Services
Investor Group Services, LLC	Financial services	Senior secured loan ($1,500,000 par due 6/2011)	12.00%	6/22/06	1,500,000	1,500,000	1.00{3	}
		Senior secured loan ($500,000 par due 6/2011)	11.04% (Libor + 5.50%/S)	6/22/06	500,000	500,000	1.00
		Senior secured loan ($150,000 par due 6/2011)	12.75% (Base Rate + 4.50%/D)	6/22/06	150,000	150,000	1.00

See accompanying notes to consolidated financial statements.

Company {1}	Industry	Investment	Interest {15}	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Limited liability company membership interest (10.00% interest)		6/22/06	—	—	{5	}

Miller Heiman, Inc.	Sales consulting services	Senior secured loan ($3,173,113 par due 6/2010)	8.83% (Libor + 3.50%/M)	6/20/05	3,173,113	3,173,113	1.00{3	}
		Senior secured loan ($4,027,788 par due 6/2012)	9.37% (Libor + 4.00%/Q)	6/20/05	4,027,788	4,027,788	1.00{3	}

MR Processing Holding Corp.	Bankruptcy and foreclosure processing services	Senior subordinated note ($20,202,733 par due 2/2013)	12.00% Cash, 2.00% PIK	3/23/06	20,202,733	20,202,733	1.00{4	}
		Senior secured loan ($1,990,000 par due 2/2012)	9.02% (Libor + 3.50%/S)	3/28/06	1,990,000	1,990,000	1.00
		Preferred stock (30,000 shares)		4/11/06	3,000,000	3,000,000	100.00{5	}

Primis Marketing Group, Inc. and Primis Holdings, LLC {12}	Database marketing services	Senior secured loan ($10,024,306 par due 2/2013)	11.00% Cash, 2.50% PIK	8/24/06	10,024,306	10,024,306	1.00{4	}
		Preferred stock (4,000 shares)		8/24/06	3,600,000	3,600,000	9.00{5	}
		Common stock (4,000,000 shares)		8/24/06	400,000	400,000	0.10{5	}

					48,567,940	48,567,940			6.57%

Restaurants
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($1,700,000 par due 6/2013)	13.75% (Base Rate + 5.50%/D)	6/1/06	1,700,000	1,700,000	1.00
		Senior secured loan ($5,970,000 par due 6/2013)	13.75% (Base Rate + 5.50%/D)	6/1/06	5,970,000	5,970,000	1.00
		Senior secured loan ($11,940,000 par due 6/2013)	13.75% (Base Rate + 5.50%/D)	6/1/06	11,940,000	11,940,000	1.00{3	}
		Warrants to purchase 0.882353 units		6/1/06	2,410,000	2,410,000	2,731,333.15{5	}

Encanto Restaurants, Inc. {13}	Restaurant owner and operator	Junior secured loan ($25,104,514 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/06	25,104,514	25,104,514	1.00{4	}

					47,124,514	47,124,514			6.37%

Environmental Services
Mactec, Inc.	Engineering and environmental	Common stock (186 shares)		11/3/04	—	—	0.00{5	}

Wastequip, Inc.	Waste management equipment manufacturer	Junior secured loan ($15,000,000 par due 7/2012)	10.82% (Libor + 5.50%/M)	8/4/05	15,000,000	15,000,000	1.00
		Junior secured loan ($12,000,000 par due 7/2012)	10.82% (Libor + 5.50%/M)	8/4/05	12,000,000	12,000,000	1.00{3	}

					27,000,000	27,000,000			3.65%

Aerospace & Defense
ILC Industries, Inc.	Industrial products provider	Junior secured loan ($12,000,000 par due 8/2012)	11.50%	6/27/06	12,000,000	12,000,000	1.00{3	}
		Junior secured loan ($3,000,000 par due 8/2012)	11.50%	6/27/06	3,000,000	3,000,000	1.00

Thermal Solutions LLC and TSI Group, Inc.	Thermal management and electronics packaging manufacturer	Senior secured loan ($3,233,750 par due 3/2012)	9.52% (Libor + 4.00%/Q)	3/28/05	3,233,750	3,233,750	1.00{3	}
		Senior secured loan ($1,657,895 par due 3/2011)	9.02% (Libor + 3.50%/Q)	3/28/05	1,657,895	1,657,895	1.00{3	}
		Senior subordinated notes ($3,105,314 par due 9/2012)	11.50% cash, 2.75% PIK	3/28/05	3,114,692	3,105,314	1.00{2}{4	}
		Senior subordinated notes ($2,532,920 par due 3/2013)	11.50% cash, 2.50% PIK	3/21/06	2,532,920	2,532,920	1.00{2}{4	}
		Preferred stock (53,900 shares)		3/28/05	539,000	539,000	10.00{5	}
		Common stock (1,100,000 shares)		3/28/05	11,000	11,000	0.01{5	}

					26,089,257	26,079,879			3.53%

Broadcasting and Cable
Patriot Media & Communications CNJ, LLC	Cable services	Junior secured loan ($5,000,000 par due 10/2013)	10.50% (Libor + 5.00%/S)	10/6/05	5,000,000	5,000,000	1.00{3	}

Pappas Telecasting Incorporated	Television broadcasting	Senior secured loan ($12,106,413 par due 2/2010)	14.29% (Libor + 4.00% cash, 5.00% PIK/Q)	3/1/06	12,106,413	12,106,413	1.00{4}{3	}
		Senior secured loan ($8,413,094 par due 2/2010)	14.29% (Libor + 4.00% cash, 5.00% PIK/Q)	3/1/06	8,413,094	8,413,094	1.00{4	}
		Senior secured loan ($51,612 par due 2/2010)	14.25% (Libor + 4.00% cash, 5.00% PIK/Q)	3/1/06	51,612	51,612	1.00{4}{3	}
		Senior secured loan ($35,867 par due 2/2010)	14.25% (Libor + 4.00% cash, 5.00% PIK/Q)	3/1/06	35,867	35,867	1.00{4	}

					25,606,986	25,606,986			3.46%

Computers and Electronics
RedPrairie Corporation	Software manufacturer	Junior secured loan ($12,000,000 par due 5/2010)	11.90% (Libor + 6.50%/Q)	2/21/06	12,000,000	12,000,000	1.00{3	}

X-rite, Incorporated	Artwork software manufacturer	Junior secured loan ($10,000,000 par due 7/2013)	10.39% (Libor + 5.00%/Q)	7/6/06	10,000,000	10,000,000	1.00

					22,000,000	22,000,000			2.98%

Consumer Products - Durable
AWTP, LLC	Water treatment services	Junior secured loan ($1,600,000 par due 12/2012)	12.87% (Libor + 7.50%/Q)	12/21/05	1,600,000	1,600,000	1.00
		Junior secured loan ($12,000,000 par due 12/2012)	12.87% (Libor + 7.50%/Q)	12/21/05	12,000,000	12,000,000	1.00{3	}

Berkline/Benchcraft Holdings LLC	Furniture manufacturer and distributor	Junior secured loan ($5,000,000 par due 5/2012)	15.51% (Libor + 10.00%/Q)	11/3/04	5,000,000	1,000,000	0.20{2	}
		Preferred stock (2,536 shares)		10/8/04	1,046,343	—	0.00{5	}
		Warrants to purchase (483,020 shares)		10/8/04	2,752,559	—	0.00{5	}

					22,398,902	14,600,000			1.97%

Cargo Transport
The Kenan Advantage Group, Inc.	Fuel transportation provider	Senior subordinated notes ($9,117,466 par due 12/2013)	9.50% cash, 3.50% PIK	12/15/05	9,117,466	9,117,466	1.00{4	}
		Senior secured loan ($2,144,490 par due 12/2011)	8.37% (Libor + 3.00%/Q)	12/15/05	2,144,490	2,144,490	1.00{3	}
		Senior secured loan ($336,765 par due 12/2011)	8.37% (Libor + 3.00%/Q)	12/15/05	336,765	336,765	1.00{3	}
		Preferred stock (10,984 shares)		12/15/05	1,098,400	1,098,400	100.00{5	}
		Common stock (30,575 shares)		12/15/05	30,575	30,575	1.00{5	}

					12,727,696	12,727,696			1.72%

Beverage, Food and Tobacco
Farley’s & Sathers Candy Company, Inc.	Branded candy manufacturer	Junior secured loan ($10,000,000 par due 3/2011)	11.62% (Libor + 6.00%/S)	3/23/06	10,000,000	10,000,000	1.00{3	}

Charter Baking Company, Inc.	Baked goods manufacturer	Preferred stock (6,258 shares)		8/28/06	2,500,000	2,500,000	399.49{5	}

					12,500,000	12,500,000			1.69%

Farming and Agriculture
The GSI Group, Inc.	Agricultural equipment manufacturer	Senior notes ($10,000,000 par due 5/2013)	12.00%	5/11/05	10,000,000	10,000,000	1.00
		Common stock (7,500 shares)		5/12/05	750,000	750,000	100.00{5	}

					10,750,000	10,750,000			1.45%

See accompanying notes to consolidated financial statements.

Company {1}	Industry	Investment	Interest {15}	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Housing - Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,619,107 par due 3/2011)	13.00% cash, 2.00% PIK	10/8/04	8,612,509	8,619,107	1.00{2}{4	}
		Common stock (2,743 shares)		10/8/04	752,888	752,888	274.48{5	}
		Warrants to purchase (4,464 shares)		10/8/04	652,503	652,503	146.17{5	}

					10,017,900	10,024,498			1.36%

Financial
Foxe Basin CLO 2003, Ltd. {13}	Collateralized debt obligation	Preference shares (3,000 shares)		10/8/04	2,621,092	2,621,092	873.70{14	}

Hudson Straits CLO 2004, Ltd. {13}	Collateralized debt obligation	Preference shares (5,750 shares)		10/8/04	4,790,341	4,722,074	821.23{14	}

Partnership Capital Growth Fund I, L.P.	Investment partnership	Limited partnership interest (25% interest)			201,835	201,835	{5}{14	}
					7,613,268	7,545,001			1.02%

Total					$1,044,109,177	$1,032,987,288

{1} We do not “Control” any of our portfolio companies, as defined in the Investment Company Act of 1940.  In general, under the 1940 Act, we would “Control” a portfolio company if we owned 25% or more of its voting securities.  All of our portfolio company investments are subject to legal restriction on sales which as of September 30, 2006 represented 140% of the Company’s net assets.

{2} Pledged as collateral for the CP Funding Facility and, unless otherwise noted, all other investments are pledged as collateral for the Revolving Credit Facility (see Note 7 to the consolidated financial statements).

{3} Pledged as collateral for the ARCC CLO and unless otherwise noted, all other investments are pledged as collateral for the Revolving Credit Facility (see Note 7 to the consolidated financial statements).

{4} Has a payment-in-kind interest feature (see Note 2 to the consolidated financial statements).

{5} Non-income producing at September 30, 2006.

{6} As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the nine months ended September 30, 2006, for this portfolio company there were total purchases of $5,000,000, redemptions of $7,528,880 (cost), sales of $6,054,725 (cost),  interest income of $176,732, other income of $3,125, net realized gains of $47,283 and net unrealized gains of $1,497,706.

{7} As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the nine months ended September 30, 2006, for this portfolio company there were total redemptions of $1,227,083 (cost), interest income of $1,725,019, other income of $83,150 and net unrealized losses of $2,438,800.

{8} As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the nine months ended September 30, 2006, for this portfolio company there were total purchases of $22,928,652, redemptions of $10,572,968 (cost), interest income of $3,244,410, capital structuring service fees of $350,000 and other income of $89,767.

{9} As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the nine months ended September 30, 2006, for this portfolio company there were total purchases of $35,082,342, redemptions of $14,337,500 (cost), interest income of $1,510,932, capital structuring service fees of $583,810 and other income of $14,543.

{10} As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the nine months ended September 30, 2006, there were total purchases of $25,682,89, interest income of $1,085,997 and dividend income of $121,074.

{11} As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the nine months ended September 30, 2006, there were total purchases of $30,000,000, redemptions of $125,000 (cost), interest income of $973,888 and capital structuring service fees of $250,000.

{12} As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the nine months ended September 30, 2006, there were total purchases of $14,000,000,interest income of $131,250 and capital structuring service fees of $200,000.

{13} Non-U.S. company or principal place of business outside the U.S.

{14} Non-registered investment company.

{15} A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either Libor or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q), bi-monthly (B) monthly (M) or daily (D).  For each such loan, we have provided the current interest rate in effect at September 30, 2006.

{16} In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.50% on $24,166,667 aggregate principal amount of the portfolio company’s senior term debt previously syndicated by us.

{17} In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.25% on $2,142,858 aggregate principal amount of the portfolio company’s senior term debt previously syndicated by us.

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2005

Company {1}	Industry	Investment	Interest {10}	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets

Healthcare - Services
American Renal Associates, Inc.	Dialysis provider	Senior secured loan ($3,426,230 par due 12/2010)	8.68% (Libor+ 4.00%/Q)	12/14/05	$3,426,230	$3,426,230	$1.00
		Senior secured loan ($180,328 par due 12/2010)	8.50% (Libor+ 4.00%/Q)	12/14/05	180,328	180,328	1.00
		Senior secured loan ($5,886,885 par due 12/2011)	9.18% (Libor + 4.50%/Q)	12/14/05	5,886,885	5,886,885	1.00
		Senior secured loan ($14,754 par due 12/2011)	9.00% (Libor+ 4.50%/Q)	12/14/05	14,754	14,754	1.00
		Senior secured loan ($7,213,115 par due 12/2011)	11.68% (Libor + 7.00%/Q)	12/14/05	7,213,115	7,213,115	1.00

Capella Healthcare, Inc.	Acute care hospital operator	Junior secured loan ($29,000,000 par due 11/2013)	10.45% (Libor + 6.00%/Q)	12/1/05	29,000,000	29,000,000	1.00

PHNS, Inc.	Information technology and business process outsourcing	Senior subordinated loan ($16,000,000 par due 11/2011)	13.50% cash, 2.5% PIK	10/29/04	15,785,661	16,000,000	1.00{3	}

Triad Laboratory Alliance, LLC	Laboratory services	Senior subordinated loan ($9,714,888 par due 12/2012)	12.00% cash, 1.75% PIK	12/21/05	9,714,888	9,714,888	1.00{3	}
		Senior secured loan ($3,000,000 par due 12/2011)	7.78% (Libor + 3.25%/Q)	12/21/05	3,000,000	3,000,000	1.00

					74,221,861	74,436,200			13.07%

Containers-Packaging
Captive Plastics, Inc.	Plastics container manufacturer	Junior secured loan ($16,000,000 par due 2/2012)	11.62% (Libor + 7.25%/M)	12/19/05	16,000,000	16,000,000	1.00

Industrial Container Services, LLC {7}	Industrial container manufacturer, reconditioner and servicer	Senior secured loan ($26,728,663 par due 9/2011)	11.00% (Libor + 6.50%/Q)	9/30/05	26,728,663	26,728,663	1.00
		Senior secured loan ($4,643,479 par due 9/2011)	8.88% (Libor + 4.50%/M)	9/30/05	4,643,479	4,643,479	1.00
		Senior secured revolving loan ($1,160,870 par due 9/2011)	10.25% (Base Rate + 3.00%/Q)	9/30/05	1,160,870	1,160,870	1.00
		Senior secured revolving loan ($541,739 par due 9/2011)	10.25% (Base Rate + 3.00%/Q)	9/30/05	541,739	541,739	1.00
		Common stock (1,800,000 shares)		9/29/05	1,800,000	1,800,000	1.00{4	}

York Label Holdings, Inc.	Consumer product labels manufacturer	Senior subordinated loan ($10,368,791 par due 2/2010)	10.00% cash, 4.00% PIK	11/3/04	10,362,901	10,368,791	1.00{2}{3	}
		Preferred stock (650 shares)	10.00%	11/3/04	3,742,445	3,742,445	5,757.61{3	}
		Warrants to purchase 156,000 shares		11/3/04	5,320,409	5,320,408	34.11{4	}

					70,300,506	70,306,395			12.34%

Environmental Services
Mactec, Inc.	Engineering and environmental consulting services	Common stock (186 shares)		11/3/04	—	—	0.00{4	}

United Site Services, Inc.	Portable restroom and site services	Senior secured loan ($5,061,957 par due 8/2011)	7.37% (Libor + 3.00%/M)	9/14/05	5,061,957	5,061,957	1.00
		Senior secured loan ($3,043,478 par due 8/2011)	7.41% (Libor + 3.00%/Q)	9/14/05	3,043,478	3,043,478	1.00
		Senior secured loan ($1,869,565 par due 8/2011)	7.28% (Libor + 3.00%/Q)	9/14/05	1,869,565	1,869,565	1.00
		Junior secured loan ($13,461,538 par due 6/2010)	12.44% (Libor + 8.00%/Q)	12/1/04	13,419,063	13,461,538	1.00{2	}
		Common stock (216,795 shares)		10/8/04	1,353,851	1,353,851	6.24{4	}

Wastequip, Inc.	Waste management equipment manufacturer	Junior secured loan ($15,000,000 par due 7/2012)	10.53% (Libor + 6.00%/Q)	8/4/05	15,000,000	15,000,000	1.00

WCA Waste Systems, Inc.	Waste management services	Junior secured loan ($25,000,000 par due 10/2011)	10.53% (Libor + 6.00%/Q)	4/25/05	25,000,000	25,000,000	1.00{2	}

					64,747,914	64,790,389			11.37%

Restaurants
CICQ, LP	Restaurant franchisor, owner and operator	Limited partnership interest (26.5% interest)		8/15/05	53,000,000	62,284,540

					53,000,000	62,284,540			10.93%

Services - Other
Diversified Collection Services, Inc.	Collections services	Senior secured loan ($6,300,000 par due 2/2011)	8.38% (Libor + 4.00%/M)	2/2/05	6,300,000	6,300,000	1.00{2	}
		Senior secured loan ($8,500,000 par due 8/2011)	10.00% (Libor + 6.00%/Q)	2/2/05	8,500,000	8,500,000	1.00{2	}
		Preferred stock (114,004 shares)		2/2/05	295,270	295,270	2.59{4	}

Event Rentals, Inc.	Party rental services	Senior secured loan ($2,676,136 par due 11/2011)	9.91% (Libor+ 5.25%/S)	11/17/05	2,676,136	2,676,136	1.00
		Senior secured loan ($2,897,727 par due 11/2011)	9.92% (Libor + 5.25%Q)	11/17/05	2,897,727	2,897,727	1.00
		Senior secured loan ($170,455 par due 11/2011)	11.50% (Base Rate + 4.25%/D)	11/17/05	170,455	170,455	1.00
		Senior secured loan ($8,011,363 par due 11/2011)	9.91% (Libor + 5.25%/S)	11/17/05	8,011,363	8,011,363	1.00

GCA Services, Inc.	Custodial services	Senior subordinated loan ($32,743,750 par due 1/2010)	12.00% cash, 3.00% PIK	7/25/05	32,743,750	32,743,750	1.00{3	}

					61,594,701	61,594,701			10.81%

Manufacturing
Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan ($6,000,000 par due 4/2010)	9.53% (Libor + 5.00%/Q)	3/28/05	6,040,153	6,000,000	1.00
		Senior secured loan ($6,000,000 par due 10/2010)	14.03% (Libor + 9.50%/Q)	3/28/05	6,000,000	6,000,000	1.00

Qualitor, Inc.	Automotive aftermarket components supplier	Senior secured loan ($827,059 par due 12/2011)	8.27% (Libor + 4.00%/Q)	12/29/04	827,059	827,059	1.00{2	}

See accompanying notes to consolidated financial statements.

Company {1}	Industry	Investment	Interest {10}	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior secured loan ($1,152,941 par due 12/2011)	8.53% (Libor + 4.00%/Q)	12/29/04	1,152,941	1,152,941	$1.00{2	}
		Junior secured loan ($5,000,000 par due 6/2012)	11.53% (Libor + 7.00%/Q)	12/29/04	5,000,000	5,000,000	$1.00{2	}

Reflexite Corporation	Developer and manufacturer of high visibility reflective products	Senior subordinated loan ($10,304,329 par due 12/2011)	11.00% cash, 3.00% PIK	12/30/04	10,304,329	10,304,329	$1.00{2}{3	}

Universal Trailer Corporation {5}	Livestock and specialty trailer manufacturer	Senior secured loan ($1,048,960 par due 3/2007)	8.39% (Libor + 4.00%/M)	10/8/04	1,054,725	1,054,725	$1.01
		Senior subordinated loan ($7,500,000 par due 9/2008)	13.50%	10/8/04	7,522,762	7,528,881	$1.00
		Common stock (50,000 shares)		10/8/04	6,424,645	3,113,351	$62.27{4	}
		Warrants to purchase 22,208 shares		10/8/04	1,505,776	1,382,826	$62.27{4	}

Varel Holdings, Inc.	Drill bit manufacturer	Senior secured loan ($6,643,750 par due 12/2010)	8.58% (Libor + 4.00%/S)	5/18/05	6,643,750	6,643,750	$1.00{2	}
		Senior secured loan ($2,333,333 par due 12/2010)	8.47% (Libor + 4.00%/Q)	5/18/05	2,333,333	2,333,333	$1.00{2	}
		Senior secured loan ($3,333,333 par due 12/2011)	12.48% (Libor + 8.00%/Q)	5/18/05	3,333,333	3,333,333	$1.00{2	}
		Preferred stock (30,451 shares)		5/18/05	1,046,568	1,046,568	$34.37{3	}
		Common stock (30,451 shares)		5/18/05	3,045	3,045	$0.10{4	}

					59,192,419	55,724,141			9.78%

Consumer Products - Non-Durable
Making Memories Wholesale, Inc. {6}	Scrapbooking branded products manufacturer	Senior secured loan ($9,143,750 par due 3/2011)	8.50% (Libor + 4.00%/Q)	5/5/05	9,143,750	9,143,750	$1.00{2	}
		Senior subordinated loan ($10,000,000 par due 5/2012)	12.00% cash, 2.50% PIK	5/5/05	10,000,000	10,000,000	$1.00{3	}
		Preferred stock (3,500 shares)		5/5/05	3,685,100	3,685,100	$1,052.89{3	}

Shoes for Crews, LLC	Safety footwear and slip-related mats manufacturer	Senior secured loan ($1,478,167 par due 7/2010)	9.00% (Base Rate + 1.75%/D)	10/8/04	1,486,865	1,486,865	$1.01{2	}
		Senior secured loan ($47,247 par due 7/2010)	7.78% (Libor + 3.25%/Q)	10/8/04	47,525	47,525	$1.01{2	}

Tumi Holdings, Inc.	Branded luggage designer, marketer and distributor	Senior secured loan ($2,500,000 par due 12/2012)	7.28% (Libor + 2.75%/Q)	5/24/05	2,500,000	2,500,000	$1.00{2	}
		Senior secured loan ($5,000,000 par due 12/2013)	7.78% (Libor + 3.25%/Q)	3/14/05	5,000,000	5,000,000	$1.00{2	}
		Senior subordinated loan ($13,008,799 par due 12/2014)	15.53% (Libor + 6.00% cash, 5.00% PIK/Q)	3/14/05	13,008,799	13,008,799	$1.00{2}{3	}

					44,872,039	44,872,039			7.88%

Education
Lakeland Finance, LLC	Private school operator	Senior secured note ($33,000,000 par due 12/2012)	11.50%	12/13/05	33,000,000	33,000,000	$1.00

					33,000,000	33,000,000			5.79%

Consumer Products - Durable
AWTP, LLC	Water treatment services	Junior secured loan ($13,600,000 par due 12/2012)	13.50% (Base Rate + 6.25%/Q)	12/21/05	13,600,000	13,600,000	$1.00

Berkline/Benchcraft Holdings LLC	Furniture manufacturer and distributor	Junior secured loan ($5,000,000 par due 5/2012)	14.05% (Libor + 10.00%/Q)	11/3/04	5,000,000	4,500,000	$0.90{2	}
		Preferred stock (2,536 shares)		10/8/04	1,046,343	677,643	$267.21{4	}
		Warrants to purchase 483,020 shares		10/8/04	2,752,559	1,782,640	$3.69{4	}

					22,398,902	20,560,283			3.61%

Financial
Foxe Basin CLO 2003, Ltd.	Collateralized debt obligation	Preference shares (3,000 shares)		10/8/04	2,743,440	2,743,440	$914.48{8}{9	}

Hudson Straits CLO 2004, Ltd.	Collateralized debt obligation	Preference shares (5,750 shares)		10/8/04	5,217,331	5,143,121	$894.46{8}{9	}

MINCS-Glace Bay, Ltd.	Collateralized debt obligation	Secured notes ($9,500,000 par due 7/2014)	7.79% (Libor + 3.60%/Q)	10/8/04	9,019,819	9,500,000	$1.00{8}{9	}

					16,980,590	17,386,561			3.05%

Printing, Publishing and Broadcasting
Canon Communications LLC	Print publications services	Junior secured loan ($16,250,000 par due 11/2011)	12.03% (Libor + 7.50%/Q)	5/25/05	16,250,000	16,250,000	$1.00{2	}

					16,250,000	16,250,000			2.85%

Aerospace & Defense
ILC Industries, Inc.	Industrial products provider	Junior secured loan ($6,500,000 par due 8/2012)	10.28% (Libor + 5.75%/Q)	8/30/05	6,529,232	6,500,000	$1.00

See accompanying notes to consolidated financial statements.

Company {1}	Industry	Investment	Interest {10}	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Thermal Solutions LLC	Thermal management and electronics packaging manufacturer	Senior secured loan ($5,973,529 par due 3/2011)	9.71% (Libor + 5.25%/Q)	3/28/05	5,973,529	5,973,529	$1.00{2	}
		Senior subordinated loan ($3,062,766 par due 3/2012)	11.50% cash, 2.75% PIK	3/28/05	3,067,225	3,062,766	$1.00{2}{3	}
		Preferred stock (29,400 shares)		3/28/05	294,000	294,000	$10.00{4	}
		Common stock (600,000 shares)		3/28/05	6,000	6,000	$0.01{4	}

					15,869,986	15,836,295			2.78%

Cargo Transport
Kenan Advantage Group, Inc.	Fuel transportation provider	Senior subordinated loan ($8,870,968 par due 12/2013)	13.00%	12/15/05	8,870,968	8,870,968	$1.00
		Senior secured loan ($2,500,000 par due 12/2011)	7.50% (Libor + 3.00%/Q)	12/15/05	2,500,000	2,500,000	$1.00
		Preferred stock (10,984 shares)		12/15/05	1,098,400	1,098,400	$100.00{4	}
		Common stock (30,575 shares)		12/15/05	30,575	30,575	$1.00{4	}

					12,499,943	12,499,943			2.19%

Farming and Agriculture
The GSI Group, Inc.	Agricultural equipment manufacturer	Senior notes ($10,000,000 par due 5/2013)	12.00%	5/11/05	10,000,000	10,000,000	$1.00
		Common stock (7,500 shares)		5/12/05	750,000	750,000	$100.00{4	}

					10,750,000	10,750,000			1.89%

Housing - Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,439,529 par due 3/2011)	13.00% cash, 4.00% PIK	10/8/04	8,435,645	8,439,529	$1.00{2}{3	}
		Common stock (2,743 shares)		10/8/04	752,888	752,888	$274.48{4	}
		Warrants to purchase 4,464 shares		10/8/04	652,503	652,503	$146.17{4	}

					9,841,036	9,844,920			1.73%

Business Services
Miller Heiman, Inc.	Sales consulting services	Senior secured loan ($4,521,687 par due 6/2010)	8.14% (Libor + 3.75%/M)	6/20/05	4,521,687	4,521,687	$1.00{2	}
		Senior secured loan ($4,058,379 par due 6/2012)	8.78% (Libor + 4.25%/Q)	6/20/05	4,058,379	4,058,379	$1.00{2	}

					8,580,066	8,580,066			1.51%

Cable Television

See accompanying notes to consolidated financial statements.

Company {1}	Industry	Investment	Interest {10}	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Patriot Media & Communications CNJ, LLC	Cable services	Junior secured loan ($5,000,000 par due 10/2013)	9.50% (Libor + 5.00%/Q)	10/6/05	5,000,000	5,000,000	$1.00

					5,000,000	5,000,000			0.88%

Healthcare - Medical Products
Aircast, Inc.	Manufacturer of orthopedic braces, supports and vascular systems	Senior secured loan ($1,251,902 par due 12/2010)	7.20% (Libor + 2.75%/Q)	12/2/04	1,251,902	1,251,902	$1.00{2	}
		Junior secured loan ($1,000,000 par due 6/2011)	11.45% (Libor + 7.00%/Q)	12/2/04	1,000,000	1,000,000	$1.00{2	}

					2,251,902	2,251,902			0.40%

Total					$581,351,865	$585,968,375

See accompanying notes to consolidated financial statements.

{1} We do not “Control” any of our portfolio companies, as defined in the Investment Company Act of 1940.  In general, under the 1940 Act, we would “Control” a portfolio company if we owned 25% or more of its voting securities.  All of our portfolio company investments are subject to legal restriction on sales which as of December 31, 2005 represented 103% of the Company’s net assets.

{2} Pledged as collateral for the CP Funding Facility and, unless otherwise noted, all other investments are pledged as collateral for the Revolving Credit Facility (see Note 7 to the consolidated financial statements).

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

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME:
From non-control/non-affiliate investments:
Interest from investments	$22,894,133	$8,700,840	$58,682,492	$19,648,671
Interest from cash & cash equivalents	938,670	282,092	1,369,847	877,860
Dividend income	—	—	1,170,000	744,818
Capital structuring service fees	3,888,145	759,615	10,304,843	1,694,698
Other income	154,962	91,637	441,972	213,797
Total investment income from non-control/non-affiliate investments	27,875,910	9,834,184	71,969,154	23,179,844

From affiliate investments:
Interest from investments	3,611,098	853,666	8,848,228	1,865,130
Dividend income	121,074	—	121,074	—
Capital structuring service fees	200,000	901,250	1,383,810	1,763,750
Other income	23,712	18,889	190,584	151,472
Total investment income from affiliate investments	3,955,884	1,773,805	10,543,696	3,780,352

Total investment income	31,831,794	11,607,989	82,512,850	26,960,196

EXPENSES:
Base management fees	3,660,997	1,380,863	9,311,853	3,222,709
Incentive management fees	4,464,141	2,643,353	14,327,424	4,712,556
Administrative	201,763	195,360	567,787	684,747
Professional fees	618,059	368,146	1,766,147	853,940
Directors fees	52,750	74,995	189,919	232,803
Insurance	205,670	151,019	592,202	438,232
Interest and credit facility fees	4,403,465	310,463	10,087,681	748,732
Interest to the Investment Adviser	—	32,167	25,879	115,706
Amortization of debt issuance costs	498,182	84,855	1,317,329	216,281
Depreciation	99,595	—	148,896	—
Other	552,221	122,490	937,837	192,248
Total expenses	14,756,843	5,363,711	39,272,954	11,417,954

NET INVESTMENT INCOME BEFORE INCOME TAXES	17,074,951	6,244,278	43,239,896	15,542,242

Income tax expense, including excise tax	(253,044)	—	4,927,471	—

NET INVESTMENT INCOME	17,327,995	6,244,278	38,312,425	15,542,242

REALIZED AND UNREALIZED NET GAINS ON INVESTMENTS:
Net realized gains (losses):
Net realized gains from non-control/non-affiliate investment transactions	1,611,935	3,189,827	26,055,526	10,346,269
Net realized gains (losses) from affiliate investment transactions	—	(1,124)	47,283	(3,154)
Net realized gains from investment transactions	1,611,935	3,188,703	26,102,809	10,343,115

Net unrealized gains (losses):
Investment transactions from non-control/non-affiliate investments	(2,302,632)	447,617	(14,797,305)	103,824
Investment transactions from affiliate investments	1,503,824	1,292	(941,094)	(1,128)
Net unrealized gains (losses) from investment transactions	(798,808)	448,909	(15,738,399)	102,696

Net realized and unrealized gains on investments	813,127	3,637,612	10,364,410	10,445,811

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$18,141,122	$9,881,890	$48,676,835	$25,988,053

BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 4)	$0.39	$0.42	$1.19	$1.33

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 4)	46,880,245	23,323,314	41,018,821	19,583,970

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2006

	Common Stock		Capital in Excess of Par Value	Distributions in Excess of Net Investment income	Accumulated Net Realized Gain on Sale of Investments	Net Unrealized Appreciation of Investments	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2006	37,909,484	$37,910	$559,192,554	$—	$5,765,225	$4,616,510	$569,612,199

Issuance of common stock from add-on offering (net of offering and underwriting costs)	10,781,250	10,781	161,991,734				162,002,515

Shares issued in connection with dividend reinvestment plan	400,461	401	6,736,272				6,736,673

Net increase in stockholders’ equity resulting from operations	—	—	—	38,312,425	26,102,809	(15,738,399)	48,676,835

Dividend declared ($1.14 per share)	—	—	—	(38,312,425)	(9,446,927)	—	(47,759,352)

Balance at September 30, 2006	49,091,195	$49,092	$727,920,560	$—	$22,421,107	$(11,121,889)	$739,268,870

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2005 (unaudited)

	Common Stock		Capital in Excess of Par Value	Distributions Less Than (in Excess of) Net Investment income	Accumulated Net Realized Gain on Sale of Investments	Net Unrealized Appreciation (Depreciation) of Investments	Total Stockholders’ Equity
	Shares	Amount

Balance at January 1, 2005	11,066,767	$11,067	$159,602,706	$(136,415)	$—	$230,947	$159,708,305

Issuance of common stock from add-on offering (net of offering and underwriting costs)	12,075,000	12,075	183,859,340				183,871,415

Reimbursement of underwriting costs paid by the Investment Adviser (see Note 9)			(2,475,000)				(2,475,000)

Shares issued in connection with dividend reinvestment plan	267,717	268	4,691,101				4,691,369

Net increase in stockholders’ equity resulting from operations				15,542,242	10,343,115	102,696	25,988,053

Dividend declared ($0.96 per share)				(15,405,827)	(3,268,822)		(18,674,649)

Balance at September 30, 2005	23,409,484	$23,410	$345,678,147	$—	$7,074,293	$333,643	$353,109,493

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine	For the Nine
	Months Ended	Months ended
	September 30, 2006	September 30, 2005
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$48,676,835	$25,988,053
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Net realized gain on investment transactions	(26,102,809)	(10,343,115)
Net unrealized (gain) loss on investment transactions	15,738,399	(102,696)
Net accretion of discount on securities	(395,114)	(78,621)
Increase in accrued payment-in-kind dividends and interest	(4,373,346)	(2,243,980)
Amortization of debt issuance costs	1,317,329	216,281
Depreciation	148,896	—
Proceeds from sale and redemption of investments	306,852,077	112,704,621
Purchases of investments	(744,333,358)	(333,160,023)
Changes in operating assets and liabilities:
Interest receivable	(5,103,382)	(2,297,712)
Other assets	(7,162,818)	(563,934)
Accounts payable and accrued expenses	1,011,618	138,362
Management and incentive fees payable	7,503,566	4,947,461
Interest and facility fees payable	3,757,369	214,287
Interest payable to the Investment Adviser	(154,078)	115,706

Net cash used in operating activities	(402,618,816)	(204,465,310)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	162,002,515	183,871,415
Borrowings on debt	740,200,000	26,500,000
Repayments on debt	(392,200,000)	—
Underwriting costs paid to the Investment Adviser	(2,475,000)	—
Dividends paid in cash	(53,911,904)	(17,303,310)

Net cash provided by financing activities	453,615,611	193,068,105

CHANGE IN CASH AND CASH EQUIVALENTS	50,996,795	(11,397,205)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,613,334	26,806,160

CASH AND CASH EQUIVALENTS, END OF PERIOD	$67,610,129	$15,408,955

Supplemental Information:
Interest paid during the period	$5,933,911	$385,265
Taxes paid during the period	$3,260,589	$—
Dividends declared during the period	$47,759,352	$18,674,649

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2006 (unaudited)

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

We are externally managed by Ares Capital Management LLC (the “Investment Adviser”), an affiliate of Ares Management LLC (“Ares Management”), an independent investment management firm that manages investment funds.  Ares Technical Administration LLC (“Ares Administration”), an affiliate of Ares Management, provides the administrative services necessary for us to operate.

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

Investments

Investment transactions are recorded on the trade date.  Realized gains or losses are computed using the specific identification method.  Investments for which market quotations are readily available are valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our board of directors based on the input of our management and audit committee. In addition, the board of directors currently receives input from independent valuation firms that have been engaged at the direction of the board to value each portfolio security at least once during a trailing 12 month period.  The valuation process is conducted at the end of each fiscal quarter, with approximately a quarter of our portfolio companies without market quotation subject to valuation by the independent valuation firm each quarter.  The types of factors that the board may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

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

•                  Preliminary valuation conclusions are then documented and discussed with our management.

•                  The audit committee of our board of directors reviews these preliminary valuations as well as valuations with respect to approximately a quarter of our portfolio companies prepared by an independent valuation firm.

•                  The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our management and audit committee and the independent valuation firms.

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

Payment in Kind Interest

The Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision.  The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income.  To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash.  For the three and nine months ended

September 30, 2006, the Company recorded $1,817,565 and $4,373,346, respectively, in PIK income.  For the three and nine months ended  September 30, 2005, the Company recorded $783,249 and $2,243,980, respectively, in PIK income.

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

Offering Expenses

The Company’s offering costs were charged against the proceeds from the Add-on Offering (as defined in Note 10) when received.  For the three and nine months ended September 30, 2006, the Company incurred approximately $687,000 of such costs.  For the nine months ended September 30, 2005, the Company incurred approximately $635,000 of such costs.

Debt Issuance Costs

Debt issuance costs are being amortized over the life of the related credit facility or debt obligation using the straight line method which approximates the interest method.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required.  To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended September 30, 2006, the Company recorded a benefit or provision of approximately $(253,000) and $571,000, respectively, for Federal excise tax.  As of September 30, 2006, the entire $571,000 was unpaid and included in accounts payable on the accompanying consolidated balance sheet.

Our wholly owned subsidiaries ARCC Cervantes Corporation (“ACC”) and ARCC Cervantes LLC (“ACLLC”) are subject to Federal and state income taxes.  For the three months ended September 30, 2006 we recorded no provision for these subsidiaries.  For the nine months ended September 30, 2006, we recorded a tax provision of approximately $4,244,000 and $4,354,000, respectively, for these subsidiaries.

Dividends

Dividends and distributions to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually, although we may decide to retain such capital gains for re-investment.

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

For the three and nine months ended September 30, 2006, we incurred $3,660,997 and $9,311,853, respectively, in base management fees and $4,358,427 and $11,365,248, respectively, in incentive management fees related to pre-incentive fee net investment income.  For the three and nine months ended September 30, 2006, we incurred $105,714 and $2,962,176 in incentive management fees related to realized capital gains.   As of September 30, 2006, $10,981,600 was unpaid and included in management and incentive fees payable in the accompanying consolidated balance sheet.

For the three and nine months ended September 30, 2005, we incurred $1,380,863 and $3,222,709, respectively, in base management fees and $1,777,526 and $2,648,827, respectively, in incentive management fees related to pre-incentive fee net investment income.  For the three and nine months ended September 30, 2005, we incurred $865,827 and $2,063,729, respectively, in incentive management fees related to realized capital gains.

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

For the three and nine months ended September 30, 2006, we incurred $201,763 and $567,787, respectively, in administrative fees.  As of September 30, 2006, $201,763 was unpaid and included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

For the three and nine months ended September 30, 2005, we incurred $195,360 and $684,747, respectively, in administrative fees.

4.             EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share resulting from operations for the three and nine months ended September 30, 2006:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	$18,141,122	$48,676,835

Denominator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	46,880,245	41,018,821

Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$0.39	$1.19

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share resulting from operations for the three and nine months ended September 30, 2005:

	Three months	Nine months
	ended	ended
	September 30, 2005	September 30, 2005

Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	$9,881,890	$25,988,053
Denominator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	23,323,314	19,583,970
Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$0.42	$1.33

5.             INVESTMENTS

For the nine months ended September 30, 2006, the Company purchased (A) $495.8 million aggregate principal amount of senior term debt, (B) $179.7 million aggregate principal amount of senior subordinated debt and (C) $63.3 million of investments in equity securities.

In addition, for the nine months ended September 30, 2006, (1) $132.2 million aggregate principal amount of senior term debt, (2) $9.0 million aggregate principal amount of collateralized obligation notes and (3) $33.0 million aggregate principal amount of senior subordinated debt were redeemed. Additionally, (A) $64.0 million of investments in equity securities, (B) $25.1 million aggregate principal amount of senior term debt and (C) $17.0 million aggregate principal amount of senior subordinated debt were sold.

As of September 30, 2006, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$67,610,129	$67,610,129
Senior term debt	663,625,556	659,218,764
Senior notes	10,000,000	10,000,000
Senior subordinated debt	278,078,174	278,590,942
Collateralized debt obligations	7,411,433	7,343,166
Equity securities	84,994,014	77,834,416
Total	$1,111,719,306	$1,100,597,417

As of December 31, 2005, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$16,613,334	$16,613,334
Senior term debt	338,993,970	338,467,061
Senior notes	10,000,000	10,000,000
Senior subordinated debt	129,816,927	130,042,698
Collateralized debt obligations	16,980,590	17,386,561
Equity securities	85,560,378	90,072,055
Total	$597,965,199	$602,581,709

The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt using the effective interest method.

The industry and geographic compositions of the portfolio at fair value at September 30, 2006 and December 31, 2005 were as follows:

Industry	September 30, 2006	December 31, 2005
Health Care	18.5%	13.1%
Printing/Publishing	12.0	2.8
Manufacturing	10.3	9.5
Other Services	8.4	10.5
Retail	7.3	0.0
Consumer Products	7.2	11.2
Containers/Packaging	7.0	12.0
Education	5.2	5.6
Business Services	4.7	1.5
Restaurants	4.6	10.6
Environmental Services	2.6	11.0
Aerospace and Defense	2.5	2.7
Broadcasting/Cable	2.5	0.9
Computers/Electronics	2.1	0.0
Cargo Transport	1.2	2.1
Beverage/Food/Tobacco	1.2	0.0
Homebuilding	1.0	1.7
Farming and Agriculture	1.0	1.8
Financial	0.7	3.0
Total	100.0%	100.0%

Geographic Region	September 30, 2006	December 31, 2005
West	27.5%	38.9%
Mid-Atlantic	24.3	24.3
Southeast	20.3	10.2
Midwest	18.0	12.3
Northeast	6.8	11.3
International	3.1	3.0
Total	100.0%	100.0%

6.             COMMITMENTS AND CONTINGENCIES

As of September 30, 2006, the Company had committed to make a total of approximately $90.6 million of investments in various revolving senior secured loans.  As of September 30, 2006, $50.2 million was unfunded.  Included within the $90.6 million commitment in revolving secured loans is a commitment to issue up to $3.8 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies.  Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations.  As of September 30, 2006, the Company had $2.7 million in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability.   Of these letters of credit, $2.2 million expire on September 30, 2007 and $500,000 expire on July 31, 2007.  These letters of credit may be extended under substantially similar terms for additional one-year terms at the Company’s option until the revolving line of credit, under which the letters of credit were issued, matures on September 30, 2011.

As of September 30, 2006, the Company was subject to a subscription agreement to fund up to $10.0 million of equity commitments in a private equity investment partnership.  As of September 30, 2006, $202,000 was funded to this partnership.

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

7.             BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.  On October 29, 2004, we formed Ares Capital CP Funding LLC (“Ares Capital CP”), a wholly owned subsidiary of the Company, through which we established a revolving credit facility (the “CP Funding Facility”).  On November 3, 2004, we entered into the CP Funding Facility that, as amended, allows Ares Capital CP to issue up to $350.0 million of variable funding certificates (“VFC”).  As part of the CP Funding Facility, we are subject to limitations as to how borrowed funds may be used including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of VFC that we may issue from time to time.  There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early amortization of the CP Funding Facility and limit further advances under the CP Funding Facility and in some cases could be an event of default.  Such limitations, requirements, and associated defined terms are as provided for in the documents governing the CP Funding Facility.   As of September 30, 2006, there was $15.0 million outstanding under the CP Funding Facility and the Company continues to be in compliance with all of the limitations and requirements of the CP Funding Facility.  As of December 31, 2005 there was $18.0 million outstanding under the CP Funding Facility.

The CP Funding Facility was scheduled to expire on November 1, 2006 (see Note 14) and is secured by all of the assets held by Ares Capital CP, which as of September 30, 2006 consisted of eight investments. At expiration, at our election, any principal amounts then outstanding will be amortized over a 24-month period from the termination date.  Under the terms of the CP Funding Facility, we are required to pay a renewal fee of 0.375% of the total amount available for borrowing on or around each November 3rd.

The interest charged on the VFC is based on the commercial paper rate plus 0.75%. The interest charged on the VFC is payable quarterly.  As of September 30, 2006 the commercial paper rate was 5.3610% and as of December 31, 2005 the commercial paper rate was 4.3223%.   For the three and nine months ended September 30, 2006, the average interest rate (i.e. commercial paper rate plus the spread) was 6.10% and 5.71%, respectively.  For the three and nine months ended September 30, 2005, the average interest rate (i.e. commercial paper rate plus the spread) was 4.73% and 4.26%, respectively.  For the three and nine months ended September 30, 2006, the average outstanding balance was $12,360,870 and $55,939,927, respectively.  For the three and nine months ended September 30, 2005, the average outstanding balance was $7,894,273 and $21,550,661, respectively.  For the three and nine months ended September 30, 2006 the interest expense incurred was $190,747 and $2,381,652, respectively.  For the three and nine months ended September 30, 2005 the interest expense incurred was $252,939 and $577,673, respectively.  Cash paid for interest expense during the nine months ended September 30, 2006 and September 30, 2005 was $2,412,539 and $385,265, respectively.

The Company is also required to pay a commitment fee for any unused portion of the CP Funding Facility.  Initially, the commitment fee was 0.175% per annum.  On April 8, 2005 the CP Funding Facility was amended pursuant to which among other things, the commitment fee was temporarily reduced to 0.11% per annum until the earlier of (a) the date the total borrowings outstanding exceed $150.0 million or (b) October 3, 2005, after which the commitment fee was 0.175% per annum.  On November 14, 2005 the CP Funding Facility was further amended pursuant to which among other things, the commitment fee was reduced to 0.10% per annum prior to the first time that the borrowings outstanding under the CP Funding Facility equal or exceed $200.0 million and 0.125% per annum on and after the first time that the borrowings outstanding under the CP Funding Facility exceed $200.0 million.  On July 13, 2006 the CP Funding Facility was further amended pursuant to which among other things, the commitment fee was increased to 0.125% per annum calculated based on an amount equal to $200.0 million less the borrowings outstanding under the CP Funding Facility.  As soon as the borrowings outstanding under the CP Funding Facility equal or exceed $200.0 million, the fee is calculated based on an amount equal to $350.0 million less the borrowings outstanding under the CP Funding Facility.  For the three and nine months ended September 30, 2006, the commitment fee incurred was $64,806 and $201,258, respectively.  For the three and nine months ended September 30, 2005, the commitment fee incurred was $57,524 and $171,059, respectively.

In December 2005, we entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) under which the lenders have agreed to extend credit to the Company in an initial aggregate principal amount not exceeding $250 million at any one time outstanding.  The Revolving Credit Facility expires on December 28, 2010 and with certain exceptions is secured by substantially all of the assets in our portfolio (other than investments held by Ares Capital CP under the CP Funding Facility and those held as a part of the Debt Securitization, discussed below) which as of September 30, 2006 consisted of 96 investments.  Under the Revolving Credit Facility, we have made certain representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries, of not less than 2.0:1.0, (f) maintaining minimum liquidity, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and its subsidiaries.

In addition to the asset coverage ratio described above, borrowings under the Revolving Credit Facility (and the incurrence of certain other permitted debt) will be subject to compliance with a borrowing base that will apply different advance rates to different types of assets in our portfolio. The Revolving Credit Facility also includes an “accordion” feature that allows us to increase the size of the Revolving Credit Facility to a maximum of $500 million under certain circumstances. The Revolving Credit Facility also includes usual and customary events of default for senior secured revolving credit facilities of this nature.  As of September 30, 2006, there was $87.0 million outstanding under the Revolving Credit Facility and the Company continues to be in compliance with all of the limitations and requirements of the Revolving Credit Facility.  As of December 31, 2005, there were no amounts outstanding under the Revolving Credit Facility.

The interest charged under the Revolving Credit Facility is generally based on LIBOR (one, two, three or six month) plus 1.00%.  As of September 30, 2006, the one, two, three and six month LIBOR were 5.32%, 5.35%, 5.37% and 5.37%, respectively.  For the three and nine months ended September 30, 2006, the average interest rate was 6.77% and 6.30%, respectively.  For the three and nine months ended September 30, 2006, the average outstanding balance was $33,923,913 and $75,183,150, respectively.  For the three and nine months ended September 30, 2006, the interest expense incurred was $351,050 and $3,541,037, respectively. Cash paid for interest expense during the nine months ended September 30, 2006 was $3,521,372.  As of December 31, 2005, the one, two, three and six month LIBOR were 4.39%, 4.48%, 4.54% and 4.70%, respectively.   The Company is also required to pay a commitment fee of 0.20% for any unused portion of the Revolving Credit Facility.  For the three and nine months ended September 30, 2006, the commitment fee incurred was $108,556 and $257,844, respectively.

As of September 30, 2006, the Company had $3.8 million in standby letters of credit issued through the Revolving Credit Facility.

On July 7, 2006, through our wholly owned subsidiary, ARCC CLO 2006 LLC (“ARCC CLO”), we completed a $400.0 million debt securitization (the “Debt Securitization”) and issued approximately $314.0 million principal amount of asset-backed notes (including a $50.0 million revolver with no amounts drawn as of September 30, 2006) (the ”CLO Notes”) to third parties that were secured by a pool of middle market loans that have been purchased or originated by the Company.  The CLO Notes are included in the September 30, 2006 consolidated balance sheet.

We retained approximately $86.0 million of certain BBB and non-rated securities in the Debt Securitization. The CLO Notes mature on December 20, 2019, and, as of September 30, 2006, there is $264.0 million outstanding.  The blended pricing of the CLO Notes, excluding fees, is approximately 3-month LIBOR plus 34 basis points.

              The classes, amounts, ratings and interest rates (expressed as a spread to LIBOR) of the CLO Notes are:

Class	Amount (millions)		Rating (S&P/Moody’s)	LIBOR Spread (basis points)
A-1A	$75		AAA/Aaa	25
A-1A VFN	50	(1)	AAA/Aaa	28
A-1B	14		AAA/Aaa	37
A-2A	75		AAA/Aaa	22
A-2B	33		AAA/Aaa	35
B	23		AA/Aa2	43
C	44		A/A2	70

Total	$314

(1) Revolving class, none of which was drawn as of September 30, 2006.

During the first five years from the closing date, principal collections received on the underlying collateral may be used to purchase new collateral, allowing us to maintain the initial leverage in the securitization for the entire five-year period. Under the terms of the securitization, up to 15% of the collateral may be subordinated loans that are neither first nor second lien loans.

The Class A-1A VFN Notes are a revolving class of secured notes and allow us to borrow and repay AAA/Aaa financing over the initial five-year period thereby providing more efficiency in funding costs. All of the notes are secured by the assets of ARCC Commercial Loan Trust 2006, including commercial loans totaling $308.1 million as of the closing date, currently which were sold to the trust by the Company, the originator and servicer of the assets.  As of September 30, 2006, there were 46 investments securing the notes. Additional commercial loans will be purchased by the trust from the Company primarily using the proceeds from the Class A-1A VFN Notes. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the ARCC CLO debt securitization is based on 3-month LIBOR which as of September 30, 2006 was 5.37%.  For the three months ended September 30, 2006, the effective average interest rate was 5.86%.  For the three months ended September 30, 2006, we incurred $3,653,371 of interest expense.  The Company is also required to pay a commitment fee of 0.175% for any unused portion of the Class A-1A VFN Notes.  For the three and nine months ended September 30, 2006, the commitment fee incurred was $23,611 on these notes.

8.             DERIVATIVE INSTRUMENTS

In 2005, we entered into a costless collar agreement in order to manage the exposure to changing interest rates related to the Company’s fixed rate investments.  The costless collar agreement is for a notional amount of $20 million, has a cap of 6.5%, a floor of 2.72% and matures in 2008.  The costless collar agreement allows us to receive an interest payment for any quarterly period when the 3-month LIBOR exceeds 6.5%, and requires us to pay an interest payment for any quarterly period when the 3-month LIBOR is less than 2.72%. The costless collar resets quarterly based on the 3-month LIBOR.  As of September 30, 2006, the 3-month LIBOR was 5.37%.  As of September 30, 2006 these derivatives had no fair value.

9.             RELATED PARTY TRANSACTIONS

The underwriting costs related to the IPO were $7,425,000 or $0.675 per share.  As a part of the IPO, the Investment Adviser, on our behalf, agreed to pay the underwriters $0.225 of the $0.675 per share in underwriting discount and commissions for a total of approximately $2.5 million.  We were obligated to repay this amount, together with accrued interest  (charged at the 3-month LIBOR plus 2% starting on October 8, 2004) (a) if during any four calendar quarter period ending on or after October 8, 2005 the sum of (i) the aggregate distributions, including return of capital, if any,  to the stockholders and (ii) the change in net assets (defined as total assets less indebtedness) equals or exceeds 7.0% of the net assets at the beginning of such period (as adjusted for any share issuances or repurchases) or (b) upon the Company’s liquidation.  On March 8, 2005, the Company’s board of directors approved entering into an amended and restated agreement with the Investment Adviser whereby the Company would be obligated to repay the Investment Adviser for the approximate $2.5 million only if the conditions for repayment referred to above were met before the third anniversary of the IPO.  If one or more such events did not occur on or before October 8, 2007, we would not be obligated to repay this amount to the Investment Adviser.  For the year ended December 31, 2005, the sum of our aggregate distributions to our stockholders and our change in net assets exceeded 7.0% of net assets as of December 31, 2004 (as adjusted for any share issuances).  As a result, in February 2006 we repaid this amount together with accrued interest.

In accordance with the Advisory Agreement, we bear all costs and expenses of the operation of the Company and reimburse the Investment Adviser for all such costs and expenses incurred in the operation of the Company.  For the three and nine months ended September 30, 2006, the Investment Adviser incurred such expenses totaling $434,298 and $665,026, respectively.  There were no payable amounts relating to these expenses outstanding to the Investment Adviser as of September 30, 2006.  For the three and nine months ended September 30, 2005, the Investment Adviser incurred such expenses totaling $102,739 and $144,651, respectively.

As of September 30, 2006, Ares Management LLC, of which the Investment Adviser is a wholly owned subsidiary, owned 666,667 shares of the Company’s common stock representing approximately 1.4% of the total shares outstanding as of September 30, 2006.

See Note 3 for a description of other related party transactions.

10.          STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2005, we completed a public add-on offering on March 23, 2005, of 12,075,000 shares of common stock (including the underwriters’ overallotment of 1,575,000 shares) at $16.00 per share, less an underwriting discount and commissions totaling $0.72 per share.  Total proceeds received from this add-on offering, net of the underwriters’ discount and offering costs, were $183.9 million.

During the nine months ended September 30, 2006, we completed a public add-on offering  on July 18, 2006 (the “July Add-on Offering”), of 10,781,250 shares of common stock (including the underwriters’ overallotment of 1,406,250 shares) at $15.67 per share, less an underwriting discount and commissions totaling $0.58 per share.  Total proceeds received from the July Add-on Offering, net of the underwriters’ discount and offering costs, were approximately $162.0 million.

11.          DIVIDEND

For the three months ended September 30, 2006, the Company declared a dividend on August 9, 2006 of $0.40 per share for a total of $19,595,399.  The record date was September 15, 2006 and the dividend was distributed on September 29, 2006.  For the three months ended June 30, 2006, the Company declared a dividend on May 8, 2006 of $0.38 per share for a total of $14,481,380.  The record date was June 15, 2006 and the dividend was distributed on June 30, 2006.  For the three months ended March 31, 2006, the Company declared a dividend on February 28, 2006 of $0.36 per share for a total of $13,682,573.  The record date was March 24, 2006 and the dividend was distributed on April 14, 2006.

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

12.          FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the nine months ended September 30, 2006 and for the nine months ended September 30, 2005:

Per Share Data:

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2006	September 30, 2005
Net asset value, beginning of period (1)	$15.03	$14.43

Issuance of common stock	0.01	0.45
Effect of dilution	(0.03)	(0.04)
Underwriting costs paid by the Investment Adviser (see Note 9) (2)	—	(0.13)
Net investment income for period (2)	0.94	0.80
Net realized and unrealized gains for period (2)	0.25	0.53
Net increase in stockholders’ equity	1.17	1.61

Distributions from net investment income	(0.94)	(0.80)
Distributions from net realized capital gains on securities	(0.20)	(0.16)
Total distributions to stockholders	(1.14)	(0.96)

Net asset value at end of period (1)	$15.06	$15.08

Per share market value at end of period	$17.42	$16.28
Total return based on market value (3)	15.49%	(11.27)%
Total return based on net asset value (4)	7.89%	8.97%
Shares outstanding at end of period	49,091,195	23,409,484

Ratio/Supplemental Data:
Net assets at end of period	$739,268,870	$353,109,493
Ratio of operating expenses to average net assets (5) (6)	8.34%	5.18%
Ratio of net investment income to average net assets (5) (7)	9.02%	7.05%
Portfolio turnover rate (5)	47%	46%

(1) The net assets used equals the total stockholders’ equity on the consolidated balance sheets.

(2) Weighted average basic per share data.

(3) For the nine months ended September 30, 2006, the total return based on market value equals the increase of the ending market value at September 30, 2006 of $17.42 per share over the ending market value at December 31, 2005 of $16.07, plus the declared dividend of $0.40 per share for holders of record on September 15, 2006, the declared dividend of $0.38 per share for holders of record on June 15, 2006 and the declared dividend of $0.36 per share for holders of record on March 24, 2006, divided by the market value at December 31, 2005.  For the nine months ended September 30, 2005, the total return based on market value equals the decrease of the ending market value at September 30, 2005 of $16.28 per share over the ending market value at December 31, 2004 of $19.43, plus the declared dividend of $0.34 per share for holders of record on September 16, 2005, the declared dividend of $0.32 per share for holders of record on June 30, 2005 and the declared dividend of $0.30 per share for holders of record on March 7, 2005, divided by the market value at December 31, 2004.  Total return based on market value is not annualized.  The Company’s shares fluctuate in value.  The Company’s performance changes over time and currently may be different than that shown.  Past performance is no guarantee of future results.

(4) For the nine months ended September 30, 2006, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.40 per share for holders of record on September 15, 2006, the declared dividend of $0.38 per share for holders of record on June 15, 2006 and the declared dividend of $0.36 per share for holders of record on March 24, 2006, divided by the beginning net asset value during the period.  The calculation was adjusted for shares issued in connection with dividend reinvestment plan and the issuance of common stock in connection with the July Add-on Offering.  For the nine months ended September 30, 2005, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.34 per share for holders of record on September 16, 2005, the declared dividend of $0.32 per share for holders of record on June 30, 2005 and the declared dividend of $0.30 per share for holders of record on March 7, 2005, divided by the beginning net asset value during the period.  The calculation was adjusted for shares issued in connection with dividend reinvestment plan, the issuance of common stock in connection with an add-on offering and the reimbursement of underwriting costs paid by the Investment Adviser.  Total return based on net asset value is not annualized.  The Company’s performance changes over time and currently may be different than that shown.  Past performance is no guarantee of future results.

(5) The ratios reflect an annualized amount.

(6) For the nine months ended September 30, 2006, the ratio of operating expenses to average net assets consisted of 1.98% of base management fees, 3.04% of incentive management fees, 2.42% of the cost of borrowing and other operating expenses of 0.90%. For the nine months ended September 30, 2005, the ratio of operating expenses to average net assets consisted of 1.46% of base management fees, 2.14% of incentive management fees, 0.44% of the cost of borrowing and other operating expenses of 1.14%.  These ratios reflect annualized amounts.

(7) The ratio of net investment income to average net assets excludes income taxes related to realized gains.

13.          IMPACT OF NEW ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”).  FIN 48 provides guidance on how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities.  Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006, and is to be applied to all open tax years as of the effective date.  At this time, the Company is evaluating the implications of FIN 48, and its impact in the consolidated financial statements has not yet been determined.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. At this time, the Company is evaluating the implications of SFAS No. 157, and its impact in the consolidated financial statements has not yet been determined

14.          SUBSEQUENT EVENTS

On November 1, 2006, we entered into an amendment to extend the maturity of the CP Funding Facility to October 31, 2007.  Additionally, the interest rate charged on the CP Funding Facility was reduced to the commercial paper rate plus 0.70%.

On November 7, 2006, we declared a dividend of $0.40 per share and an additional dividend of $0.10 per share for a total of $19,636,478 and $4,909,120, respectively. The record date for both dividends is December 15, 2006 and the dividends will be distributed on December 29, 2006.

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

PORTFOLIO AND INVESTMENT ACTIVITY

For the three months ended September 30, 2006, we issued 13 new commitments in an aggregate amount of $273.7 million ($204.0 million to new portfolio companies and $69.7 million to existing portfolio companies) where the average commitment amount was approximately $21.1 million and the weighted average commitment terms were approximately 73 months, compared to six new commitments in an aggregate amount of $180.1 million ($166.6 million to new portfolio companies and $13.5 million to existing portfolio companies) where the average commitment amount was approximately $30.0 million and the weighted average commitment terms were approximately 67 months for the three months ended September 30, 2005. During the three months ended September 30, 2006, we funded $260.1 million of such commitments ($196.6 million to new portfolio companies and $63.5 million to existing portfolio companies) compared to $166.1 million of commitments ($152.6 million to new portfolio companies and $13.5 million to existing portfolio companies) for the three months ended September 30, 2005.  Also during the three months ended September 30, 2006, we had $119.2 million in exits and repayments of commitments resulting in net commitments of $154.5 million for the period.  For the three months ended September 30, 2005, we had $45.2 million in exits and repayments of commitments resulting in net commitments of $120.9 million for the period.  We have remaining contractual obligations for $13.6 million with respect to commitments funded as of September 30, 2006. The weighted average yield of new income producing equity securities and debt funded in connection with investments purchased during the three months ended September 30, 2006 and September 30, 2005 was approximately 12.04% and 10.55%, respectively (computed as (a) annual stated interest rate yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt divided by (b) total income producing equity securities and debt at fair value).

For the three months ended September 30, 2006, the Company purchased (A) $192.0 million aggregate principal amount of senior term debt, (B) $76.1 million aggregate principal amount of senior subordinated debt and (C) $20.2 million of investments in equity securities.  For the three months ended September 30, 2005, the Company purchased (1) $78.8 million aggregate principal amount of senior term debt, (2) $32.5 million aggregate principal amount of senior subordinated debt, and (3) $54.8 million of investments in equity securities.

During the three months ended September 30, 2006, (A) $83.0 million aggregate principal amount of senior term debt and (B) $15.1 million aggregate principal amount of senior subordinated debt was redeemed.  Additionally, (i) $19.0 million aggregate principal amount of senior term debt, (ii) $17.0 million aggregate principal amount of senior subordinated debt and (iii) $590,000 of investments in equity securities were sold.  As of September 30, 2006, the Company held investments in 56 portfolio companies as compared to 38 portfolio companies as of December 31, 2005.  During the three months ended September 30, 2005, (1) $1.1 million aggregate principal amount of senior term debt and (2) $19.9 million aggregate principal amount of senior subordinated debt was redeemed.   Additionally, (a) $14.0 million aggregate principal amount of senior notes, (b) $10.0 million aggregate principal amount of senior term debt and (c) $200,000 of investments in equity securities were sold.

The Investment Adviser employs an investment rating system to categorize our investments.  In addition to various risk management and monitoring tools, we grade all loans on a scale of 1 to 4 no less frequently than quarterly. This system is intended to reflect the performance of the borrower’s business, the collateral coverage of the loans and other factors considered relevant.   Under this system, loans with a grade of 4 involve the least amount of risk in our portfolio.  The borrower is performing above expectations and the trends and risk factors are generally favorable. Loans graded 3 involve a level of risk that is similar to the risk at the time of origination. The borrower is performing as expected and the risk factors are neutral to favorable. All new loans are initially graded 3. Loans graded 2 involve a borrower performing below expectations and indicates that the loan’s risk has increased materially since origination. The borrower is generally out of compliance with debt covenants, however, loan payments are generally not more than 120 days past due. For loans graded 2, we increase procedures to monitor the borrower. A loan grade of 1 indicates that the borrower is performing materially below expectations and that the loan risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans graded 1 are not anticipated to be repaid in full.  We believe that as of September 30, 2006, the weighted average investment grade of the debt in our portfolio was 3.0.  The weighted average investment grade of the debt in our portfolio as of December 31, 2005 was 3.1.  Following is a distribution of the grades of our portfolio companies as of September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
	Fair Value	Number of Companies	Fair Value	Number of Companies
Grade 1	$1,000,000	1	$—	—
Grade 2	33,595,521	2	29,789,133	2
Grade 3	943,842,629	49	463,428,666	32
Grade 4	54,549,138	4	92,750,576	4
	$1,032,987,288	56	$585,968,375	38

As of September 30, 2006, the weighted average yield of the debt and income producing equity securities in our portfolio was approximately 12.27% (computed as (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt, divided by (b) total income producing equity securities and debt at fair value).    As of September 30, 2006, the weighted average yield on our entire portfolio was 11.36%.  The weighted average yield on our senior term debt, senior subordinated debt and income producing equity securities was 11.55%, 14.06% and 10.54%, respectively.  Of the senior term debt, the weighted average yield attributable to first lien senior term debt and second lien senior term debt was 11.32% and 11.91%, respectively.

As of December 31, 2005, the weighted average yield of the debt and income producing equity securities in our portfolio was approximately 11.25% (computed as (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt, divided by (b) total income producing equity securities and debt at fair value).    As of December 31, 2005, the weighted average yield on our entire portfolio was 10.88%.  The weighted average yield on our senior term debt, senior subordinated debt and income producing equity securities was 10.56%, 14.71% and 8.82%, respectively.  Of the senior term debt, the weighted average yield attributable to first lien senior term debt and second lien senior term debt was 9.38% and 11.49%, respectively.

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2006 and September 30, 2005

Operating results for the three and nine months ended September 30, 2006 and September 30, 2005 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Total Investment Income	$31,831,794	$11,607,989	$82,512,850	$26,960,196
Total Expenses	14,756,843	5,363,711	39,272,954	11,417,954
Net Investment Income Before Income Taxes	17,074,951	6,244,278	43,239,896	15,542,242

Income Tax Expense, Including Excise Tax	(253,044)	—	4,927,471	—
Net Investment Income	17,327,995	6,244,278	38,312,425	15,542,242

Net Realized Gain	1,611,935	3,188,703	26,102,809	10,343,115
Net Unrealized Gain	(798,808)	448,909	(15,738,399)	102,696

Net Increase in Stockholders’ Equity Resulting From Operations	$18,141,122	$9,881,890	$48,676,835	$25,988,053

Investment Income

For the three months ended September 30, 2006, total investment income increased $20.2 million, or 174%, over the three months ended September 30, 2005.   For the three months ended September 30, 2006, total investment income consisted of $26.5 million in interest income from investments, $121,000 in dividend income, $4.1 million in capital structuring service fees, $179,000 in other income and $939,000 in interest income from cash and cash equivalents.  Interest income from investments increased $17.0 million, or 177%, to $26.5 million for the three months ended September 30, 2006 from $9.6 million for the comparable period in 2005.  The increase in interest income from investments was primarily due to the increase in the size of the portfolio.  The average investments, at fair value, for the quarter increased from $361.4 million for the three months ended September 30, 2005 to $926.8 million in the comparable period in 2006.  Capital structuring service fees increased $2.4 million, or 146%, to $4.1 million for the three months ended September 30, 2006 from $1.7 million for the comparable period in 2005.  The increase in capital structuring service fees was primarily due to the increased number of originations.  The number of commitments increased from six during the three months ended September 30, 2005 to 13 during the comparable period in 2006.

For the nine months ended September 30, 2006, total investment income increased $55.6 million, or 206%, over the nine months ended September 30, 2005.   For the nine months ended September 30, 2006, total investment income consisted of $67.5 million in interest income from investments, $11.7 million in capital structuring service fees, $633,000 in other income and $1.4 million in interest income from cash and cash equivalents.  Interest income from investments increased $46.0 million, or 214%, to $67.5 million for the nine months ended September 30, 2006 from $21.5 million for the comparable period in 2005.  The increase in interest income from investments was primarily due to the increase in the size of the portfolio.  The average investments, at fair value, for the period increased from $273.7 million in the nine months ended September 30, 2005 to $794.2 million in the comparable period in 2006.  Capital structuring service fees increased $8.2 million, or 238%, to $11.7 million for the nine months ended September 30, 2006 from $3.5 million for the comparable period in 2005.  The increase in capital structuring service fees was primarily due to the increased number of originations.  The number of commitments increased from 20 during the nine months ended September 30, 2005 to 42 during the comparable period in 2006.

Expenses

For the three months ended September 30, 2006, total expenses increased $9.4 million, or 175%, over the three months ended September 30, 2005.  Base management fees increased $2.3 million, or 165%, to $3.7 million for the three months ended September 30, 2006 from $1.4 million for the comparable period in 2005, primarily due to the increase in the size of the portfolio.  Incentive fees related to pre-incentive fee net investment income increased $2.6 million, or 145%, to $4.4 million for the three months ended September 30, 2006 from $1.8 million for the comparable period in 2005, primarily due to the increase in the size of the portfolio and the related increase in net investment income.  Incentive fees related to realized gains decreased $760,000, or 88%, to $106,000 for the three months ended September 30, 2006 from $866,000 for the comparable period in 2005, primarily due to lower net realized gains and higher gross unrealized depreciation recognized during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.  Net realized gains decreased from $3.2 million during the three months ended September 30, 2005 to $1.6 million during the three months ended September 30, 2006.  Gross unrealized depreciation increased from $120,000 during the three months ended September 30, 2005 to $2.3 million during the three months ended September 30, 2006. Interest expense and credit facility fees increased $4.1 million, or 1,318%, to $4.4 million for the three months ended September 30, 2006 from $310,000 for the comparable period in 2005, primarily due to the significant increase in the borrowings outstanding.  The average outstanding borrowings during the three months ended September 30, 2005 was $7.9 million compared to average outstanding borrowings of $291.1 million in the comparable period in 2006.  Amortization of debt issuance costs increased $413,000, or 487%, to $498,000 for the three months ended September 30, 2006 from $85,000 for the comparable period in 2005, primarily due to the additional debt issuance costs capitalized during the end of 2005 as a result of entering into the Revolving Credit Facility and increasing the borrowing capacity of the CP Funding Facility, and also the additional debt issuance costs capitalized during the three months ended September 30, 2006 related to the Debt Securitization (as defined below).

For the nine months ended September 30, 2006, total expenses increased $27.9 million, or 244%, over the nine months ended September 30, 2005.  Base management fees increased $6.1 million, or 189%, to $9.3 million for the nine months ended September 30, 2006 from $3.2 million for the comparable period in 2005, primarily due to the increase in the size of the portfolio.  Incentive fees related to pre-incentive fee net investment income increased $8.7 million, or 329%, to $11.4 million for the nine months ended September 30, 2006 from $2.6 million for the comparable period in 2005, primarily due to the increase in the size of the portfolio and the related increase in net investment income.  Incentive fees related to realized gains increased $898,000, or 44%, to $3.0 million for the nine months ended September 30, 2006 from $2.1 million for the comparable period in 2005, primarily due to higher net realized gains recognized during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.  Interest expense and credit facility fees increased $9.3 million, or 1,247%, to $10.1 million for the nine months ended September 30, 2006 from $749,000 for the comparable period in 2005, primarily due to the significant increase in the borrowings outstanding.  The average outstanding borrowings during the nine months ended September 30, 2005 were $21.6 million compared to average outstanding borrowings of $211.9 million in the comparable period in 2006.  Amortization of debt issuance costs increased $1.1 million, or 509%, to $1.3 million for the nine months ended September 30, 2006 from $216,000 for the comparable period in 2005, primarily due to the additional debt issuance costs capitalized during the end of 2005 as a result of entering into the Revolving Credit Facility and increasing the borrowing capacity of the CP Funding Facility, and also the additional debt issuance costs capitalized during the three months ended September 30, 2006 related to the Debt Securitization.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required.  To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended September 30, 2006, a benefit or provision of approximately $(253,000) and $571,000, respectively, was recorded for Federal excise tax.

Our wholly owned subsidiaries ACC and ACLLC are subject to Federal and state income taxes.  For the three and nine months ended September 30, 2006, we recorded a tax provision of approximately $4.2 million and $4.4 million, respectively, for these subsidiaries.

Net Unrealized Gain/Loss on Investments

For the three months ended September 30, 2006, the Company’s investments had a decrease in net unrealized gain/loss of $798,000 which was comprised of $1.8 million in unrealized appreciation, $2.3 million in unrealized depreciation and $373,000 relating to the reversal of prior period unrealized appreciation/depreciation.  The most significant changes in net unrealized depreciation were unrealized depreciation of $2.3 million for the investment in Berkline/Benchcraft Holdings LLC (“Berkline”), offset by the unrealized appreciation in Universal Trailer Corporation (“Universal”) of $1.5 million.

For the three months ended September 30, 2005, the Company’s investments had an increase in net unrealized gain/loss of $449,000 which was comprised of $100,000 in unrealized appreciation, $120,000 in unrealized depreciation and $469,000 relating to the reversal of prior period unrealized depreciation.  The reversal of the prior period unrealized depreciation was primarily due to the reversal of the depreciation of $1.2 million for the investment in Esselte, Inc. (“Esselte”) offset by the reversal of the appreciation of $739,000 for the investment in Mechanical Dynamics and Analysis, Inc. (“MDA”), which were both realized during the period.

For the nine months ended September 30, 2006, the Company’s investments had a decrease in net unrealized gain/loss of $15.7 million, which was comprised of $6.8 million in unrealized appreciation, $8.4 million in unrealized depreciation and $14.2 million relating to the reversal of prior period unrealized appreciation/depreciation.  The reversal of the prior period unrealized appreciation was primarily related to the reversal of the appreciation of $13.3 million for the investment in CICQ, LP (“CICQ”), which was realized during the period.  The most significant changes in unrealized appreciation the period were the unrealized appreciation of $4.0 million for CICQ, $1.5 million for Universal and $1.0 million for Varel Holdings, Inc. The most significant changes in unrealized depreciation for the period were unrealized depreciation of $6.0 million for Berkline and $2.4 million for Making Memories Wholesale, Inc.

For the nine months ended September 30, 2005, the Company’s investments had an increase in net unrealized appreciation of $103,000, which was comprised of $5.7 million in unrealized appreciation, $1.3 million in unrealized depreciation and $4.3 million relating to the reversal of prior period appreciation.  The most significant changes in unrealized appreciation and depreciation were unrealized appreciation of $4.8 million for Reef Holdings, Inc. (“Reef”), unrealized appreciation of $739,000 for MDA and unrealized depreciation of $934,000 for Esselte. The reversal of the prior period appreciation was primarily due to the reversal of the appreciation of $4.8 million for the investment in Reef.

Net Realized Gains/Losses

During the three months ended September 30, 2006, the Company had $136.5 million of sales and repayments resulting in $1.6 million of net realized gains.  Net realized gains were comprised of $1.6 million of gross realized gains and no gross realized losses.  The most significant realized gains during the three months ended September 30, 2006 were as a result of the repayments of the investments in OnCURE Medical Corp. (“OnCURE”), Singer Sewing Company (“Singer”), WCA Waste Systems, Inc. and Extensity of $452,000, $443,000, $250,000 and $200,000, respectively.   During the three months ended September 30, 2005, the Company had $48.4 million of sales and repayments resulting in $3.2 million of net realized gains.  Net realized gains were comprised of $3.3 million of gross realized gains and $78,000 of gross realized losses. The most significant realized gains during the period were as a result of the sales of the investments in Esselte and MDA of $2.4 million and $654,000, respectively.

During the nine months ended September 30, 2006, the Company had $306.9 million of sales and repayments resulting in $26.1 million of net realized gains.  Net realized gains were comprised of $26.1 million of gross realized gains and $50,000 of gross realized losses.  The most significant realized gains during the period were as a result of the sales of the investments in CICQ and United Site Services, Inc. of $18.6 million and $4.7 million, respectively, and the repayments of the investments in MINCS-Glace Bay, Ltd., OnCURE and Singer of $483,000, $452,000 and $443,000, respectively.  During the nine months ended September 30, 2005, the Company had $104.1 million of sales and repayments resulting in $10.3 million of net realized gains.  Net realized gains were comprised of $10.5 million of gross realized gains and $144,000 of gross realized losses.  The most significant realized gains during the period were as a result of the sales of the investments in Reef, Billing Concepts, Inc., Esselte and MDA of $4.8 million, $1.9 million, $2.4 million and $654,000, respectively.

Net Increase in Stockholders’ Equity Resulting From Operations

Net increase in stockholders’ equity resulting from operations for the three and nine months ended September 30, 2006 was approximately $18.1 million and $48.7 million, respectively.  Based on the weighted average shares outstanding during the three and nine months ended September 30, 2006, our net increase in stockholders’ equity resulting from operations per common share was $0.39 and $1.19, respectively.

Net increase in stockholders’ equity resulting from operations for the three and nine months ended September 30, 2005 was approximately $9.9 million and $26.0 million, respectively.  Based on the weighted average shares outstanding during the three and nine months ended September 30, 2005, our net increase in stockholders’ equity resulting from operations per common share was $0.42 and $1.33, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources were generated primarily from the remaining net proceeds of its initial public offering and subsequent add-on public offerings, the Debt Securitization (as defined below), advances from the CP Funding Facility and the Revolving Credit Facility, as well as cash flows from operations.  We received approximately $156.4 million in proceeds net of underwriting and offering costs (net of $2.5 million in underwriting costs originally paid by the Investment Adviser and subsequently reimbursed by the Company in 2006) from our October 8, 2004 initial public offering, approximately $183.9 million in proceeds net of underwriting and offering costs from our March 23, 2005 add-on public offering,  $213.5 million in proceeds net of underwriting and offering costs from our October 18, 2005 add-on public offering and $162.0 million in proceeds net of underwriting and offering costs from our July 18, 2006 add-on public offering.  As of September 30, 2006, total market capitalization for the Company was $855.2 million compared to $609.2 million as of December 31, 2005.

On July 7, 2006, through our newly formed, wholly owned Delaware subsidiary, ARCC CLO 2006 LLC (“ARCC CLO”), we completed a $400.0 million debt securitization (the “Debt Securitization”) where approximately $314.0 million principal amount of asset-backed notes (including $50.0 million revolving notes that have not been drawn down as of the date of this report) (the “CLO Notes”) were issued to third parties and secured by a pool of middle market loans that have been purchased or originated by the Company. We retained approximately $86.0 million of certain BBB and non-rated securities in the debt securitization. The blended pricing of the CLO Notes, excluding fees, is approximately 3-month LIBOR plus 34 basis points. The Debt Securitization is an on-balance-sheet financing for the Company.  As of September 30, 2006, there is $264.0 million in outstanding notes.   The CLO Notes mature on December 20, 2019.

A portion of the proceeds from our public offerings and the Debt Securitization were used to repay outstanding indebtedness under the CP Funding Facility and the Revolving Credit Facility. The remaining unused portion of the proceeds from our public offerings was used to fund investments in portfolio companies in accordance with our investment objectives and strategies.

The weighted average interest rate and weighted average maturity of all our outstanding borrowings as of September 30, 2006 were 6.44% and 10.4 years, respectively.  As of September 30, 2006 and December 31, 2005, the fair value of investments and cash and cash equivalents, and the outstanding borrowings under the Debt Securitization, CP Funding Facility and the Revolving Credit Facility were as follows:

	September 30, 2006	December 31, 2005
Cash and cash equivalents	$67,610,129	$16,613,334
Senior term debt	659,218,764	338,467,061
Senior notes	10,000,000	10,000,000
Senior subordinated debt	278,590,942	130,042,698
Collateralized debt obligations	7,343,166	17,386,561
Equity securities	77,834,416	90,072,055
Total	$1,100,597,417	$602,581,709
Outstanding borrowings	$366,000,000	$18,000,000

The available amount for borrowing under the CP Funding Facility is $350.0 million (see Note 7 to the consolidated financial statements for more detail of the CP Funding Facility arrangement).  As of September 30, 2006, there was $15.0 million outstanding under the CP Funding Facility.  The CP Funding Facility expires on October 31, 2007    unless extended prior to such date with the consent of the lenders.  The available amount for borrowing under the Revolving Credit Facility is $250 million (see Note 7 to the consolidated financial statements for more detail of the Revolving Credit Facility arrangement).  As of September 30, 2006, there was $87.0 million outstanding under the Revolving Credit Facility.  The Revolving Credit Facility expires on December 28, 2010.

For the nine months ending September 30, 2006, average total assets was $856.3 million.   The ratio of total debt outstanding to stockholders’ equity as of September 30, 2006 was 0.50:1.00 compared to 0.03:1.00 as of December 31, 2005.

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2006, the Company had committed to make a total of approximately $90.6 million of investments in various revolving senior secured loans.  As of September 30, 2006, $50.2 million was unfunded.  Included within the $90.6 million commitment in revolving secured loans is a commitment to issue up to $3.8 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies.  Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations.  As of September 30, 2006, the Company had $2.7 million in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability.   Of these letters of credit, $2.2 million expire on September 30, 2007 and $500,000 expire on July 31, 2007.  These letters of credit may be extended under substantially similar terms for additional one-year terms at the Company’s option until the revolving line of credit, under which the letters of credit were issued, matures on September 30, 2011.

As of September 30, 2006, the Company was subject to a subscription agreement to fund up to $10.0 million of equity commitments in a private equity investment partnership.  As of September 30, 2006, $202,000 was funded to this partnership.

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

Interest Rate Risk

As of September 30, 2006, approximately 38% of the investments at fair value in our portfolio were at fixed rates while approximately 54% were at variable rates. In addition, the Debt Securitization, the CP Funding Facility and the Revolving Credit Facility all feature variable rates.

To illustrate the potential impact of changes in interest rates, we have performed the following analysis based on our September 30, 2006 balance sheet and assuming no changes in our investment and borrowing structure. Under this analysis, a 100 basis point increase in the various base rates would result in an increase in interest income of approximately $6,704,465 and an increase in interest expense of $3,660,000 over the next 12 months. A 100 basis point decrease in the various base rates would result in a decrease in interest income of approximately $6,704,465 and a decrease in interest expense of $3,660,000 over the next 12 months.

On January 7, 2005, we entered into a costless collar agreement in order to manage the exposure to changing interest rates related to the Company’s fixed rate investments. The costless collar agreement was for a notional amount of $20 million, has a cap of 6.5%, a floor of 2.72% and matures in 2008. The costless collar agreement allows us to receive an interest payment when the 3-month LIBOR exceeds 6.5% and obligates us to pay an interest payment when the 3-month LIBOR is less than 2.72%. The costless collar resets quarterly based on the 3-month LIBOR. As of September 30, 2006, the 3-month LIBOR was 5.37%. As of September 30, 2006, these derivatives had no fair value.

While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

Portfolio Valuation

Investments for which market quotations are readily available are valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our board of directors based on the input of our management and audit committee. In addition, the board of directors currently receives input from independent valuation firms that have been engaged at the direction of the board to value each portfolio security at least once during a trailing 12 month period.  The valuation process is conducted at the end of each fiscal quarter, with approximately a quarter of our portfolio companies subject to valuation by the independent valuation firm each quarter.  The types of factors that the board may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  —  OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not subject to any pending legal proceeding, and no such proceedings are known to be contemplated.

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

10.1

Amendment No. 6 to Sale and Servicing Agreement, dated as of November 1, 2006, among Ares Capital CP Funding LLC, Ares Capital Corporation, each of the Conduit Purchasers and Institutional Purchasers from time to time party thereto, each of the Purchaser Agents from time to time party thereto, Wachovia Capital Markets, LLC, as administrative agent, U.S. Bank National Association, as trustee, and Lyon Financial Services, Inc. (D/B/A U.S. Portfolio Services), as the backup servicer*

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

ARES CAPITAL CORPORATION

Dated: November 8, 2006	By	/s/ Michael J. Arougheti
Michael J. Arougheti
President

	By	/s/ Daniel F. Nguyen
Daniel F. Nguyen
Chief Financial Officer