Form 10-K
period 2006-12-31
ARES CAPITAL CORP
filed 2007-03-08
CIK 1287750

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-50697

ARES CAPITAL CORPORATION
(Exact name of Registrant as specified in its charter)

Maryland	33-1089684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
280 Park Avenue, 22nd Floor, New York, NY 10017 (Address of principal executive office) (Zip Code)
(212) 750-7300 (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.001 per share

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

        (Check one):

        Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant on March 6, 2007, based on the closing price on that date of $18.74 on The Nasdaq Global Select Market, was $1,008,738,688. As of March 6, 2007 there were 53,828,105 shares of the registrant's common stock outstanding.

        Portions of the registrant's Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

FORWARD-LOOKING STATEMENTS

        Some of the statements in this Annual Report on Form 10-K (the "Annual Report") constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report involve risks and uncertainties, including statements as to:

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

        We use words such as "anticipates," "believes," "expects," "intends" and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in "Risk Factors" and elsewhere in this Annual Report.

GENERAL

        Ares Capital Corporation, a Maryland corporation (together with its subsidiaries, where applicable, "Ares Capital," the "Company" or the "Registrant," which may also be referred to as "we," "us," or "our") is a specialty finance company that is a closed-end, non-diversified management investment company that is regulated as a business development company or a "BDC" under the Investment Company Act of 1940, or the "1940 Act." We were founded in April 2004 and completed our initial public offering on October 8, 2004. Ares Capital's investment objectives are to generate both current income and capital appreciation through debt and equity investments by primarily investing in U.S. middle market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive.

        We primarily invest in first and second lien senior loans and long-term mezzanine debt. First and second lien senior loans generally are senior debt instruments that rank ahead of subordinated debt of a given portfolio company. These loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of or be junior to other security interests. Mezzanine debt is subordinated to senior loans and is generally unsecured. In some cases, we may also receive warrants or options in connection with our debt instruments. Our investments have generally ranged between $10 million and $50 million each, although the investment sizes may be more or less than the targeted range and are expected to grow with our capital availability. We also, to a lesser extent, make equity investments in private middle market companies. These investments have generally been less than

$10 million each (but may grow with our capital availability) and are usually made in conjunction with loans we make to these companies. In this Annual Report, we generally use the term "middle market" to refer to companies with annual EBITDA between $5 million and $50 million. EBITDA represents net income before net interest expense, income tax expense, depreciation and amortization.

        The first and second lien senior loans generally have stated terms of three to ten years and the mezzanine debt investments generally have stated terms of up to ten years, but the expected average life of such first and second lien loans and mezzanine debt is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. The debt that we invest in typically is not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than "Baa3" by Moody's Investors Service or lower than "BBB" by Standard & Poor's Corporation). We may initially invest without limit in debt of any rating, as well as in debt that has not been rated by any nationally recognized statistical rating organization.

        We believe that our investment adviser, Ares Capital Management LLC ("Ares Capital Management," the "Investment Adviser" or "investment adviser"), is able to leverage the current investment platform, resources and existing relationships with financial sponsors, financial institutions, hedge funds and other investment firms of Ares Partners Management Company LLC and its affiliated companies (collectively, "Ares") to provide us with attractive investments. In addition to deal flow, the Ares investment platform assists our investment adviser in analyzing, structuring and monitoring investments. Ares' senior principals have worked together for many years and have substantial experience investing in senior loans, high yield bonds, mezzanine debt and private equity. The Company has access to the Ares staff of approximately 66 investment professionals and to the 50 administrative professionals employed by Ares who provide assistance in accounting, legal, compliance and investor relations.

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

About Ares

        Ares is an independent Los Angeles based firm with approximately $12.0 billion of total committed capital and over 150 employees. Ares was founded in 1997 by a group of highly experienced investment professionals.

        Ares specializes in originating and managing assets in both the leveraged finance and private equity markets. Ares' leveraged finance activities include the acquisition and management of senior loans, high yield bonds, mezzanine and special situation investments. Ares' private equity activities focus on providing flexible, junior capital to middle market companies. Ares has the ability to invest across a capital structure, from senior secured floating rate debt to common equity.

        Ares is comprised of the following groups:

  •
  Capital Markets Group. The Ares Capital Markets Group currently manages a variety of funds and investment vehicles that have approximately $7.4 billion of committed capital, focusing primarily on syndicated senior secured loans, high yield bonds, distressed debt, other liquid fixed income investments and other publicly traded debt securities.

  •
  Private Debt Group. The Ares Private Debt Group manages the assets of Ares Capital. The Private Debt Group focuses primarily on non-syndicated first and second lien senior loans and mezzanine debt.

  •
  Private Equity Group. The Ares Private Equity Group manages the Ares Corporate Opportunities Fund, L.P. and the Ares Corporate Opportunities Fund II, L.P. (collectively referred to as "ACOF"), which together have approximately $2.8 billion of committed capital. ACOF generally makes private equity investments in companies in amounts substantially larger than the private equity investments anticipated to be made by Ares Capital. The Private Equity Group generally focuses on control-oriented equity investments in under-capitalized companies or companies with capital structure issues.

        Ares' senior principals have been working together as a group for many years and have an average of over 20 years of experience in leveraged finance, private equity, distressed debt, investment banking and capital markets. They are backed by a large team of highly-disciplined professionals. Ares' rigorous investment approach is based upon an intensive, independent financial analysis, with a focus on preservation of capital, diversification and active portfolio management. These fundamentals underlie Ares' investment strategy and have resulted in large pension funds, banks, insurance companies, endowments and high net worth individuals investing in Ares funds.

Ares Capital Management

        Ares Capital Management, our investment adviser, is served by a dedicated origination and transaction development team of 19 investment professionals, including our President, Michael J. Arougheti, which team is augmented by Ares' additional investment professionals, primarily its 31 member Capital Markets Group. Ares Capital Management's investment committee has five members, including Mr. Arougheti and four founding members of Ares. In addition, Ares Capital Management leverages off of Ares' entire investment platform and benefits from Ares' investment professionals' significant capital markets, trading and research expertise developed through Ares industry analysts. Ares funds have made investments in over 1,100 companies in over 30 different industries and currently hold over 450 investments in over 30 different industries.

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

COMPETITIVE ADVANTAGES

        We believe that we have the following competitive advantages over other capital providers in middle market companies:

Existing investment platform

        Ares currently manages approximately $12.0 billion of committed capital in the related asset classes of syndicated loans, high yield bonds, mezzanine debt and private equity. We believe Ares' current investment platform provides a competitive advantage in terms of access to origination and marketing activities and diligence for Ares Capital.

Seasoned management team

        Antony Ressler, Bennett Rosenthal, John Kissick and David Sachs are all founding members of Ares who serve on Ares Capital Management's investment committee. These professionals have an average of over 20 years experience in leveraged finance, including substantial experience in investing in leveraged loans, high yield bonds, mezzanine debt, distressed debt and private equity securities. In addition, our President, Michael J. Arougheti also serves on the investment committee and leads a dedicated origination and transaction development team of 19 investment professionals (including Mr. Arougheti and the partners of Ares Capital Management: Eric Beckman, Kipp de Veer, Mitch Goldstein and Michael Smith), which team is augmented by Ares' additional investment professionals, primarily its 31 member Capital Markets Group. As a result of Ares' extensive investment experience, Ares and its senior principals have developed a strong reputation in the capital markets. We believe that this experience affords Ares Capital a competitive advantage in identifying and investing in middle market companies with the potential to generate positive returns.

Experience and focus on middle market companies

        Ares has historically focused on investments in middle market companies and we benefit from this experience. Our investment adviser uses Ares' extensive network of relationships with intermediaries focused on middle market companies, including management teams, members of the investment banking community, private equity groups and other investment firms with whom Ares has had long-term relationships. We believe this network enables us to attract well-positioned prospective portfolio company investments. In particular, our investment adviser works closely with the Ares' Capital Markets Group investment professionals who oversee a portfolio of investments in over 450 companies and provide access to an extensive network of relationships and special insights into industry trends and the state of the capital markets.

Disciplined investment philosophy

        In making its investment decisions, our investment adviser has adopted Ares' long-standing, consistent investment approach that was developed over 15 years ago by several of its founders. Ares Capital Management's investment philosophy and portfolio construction involves an assessment of the overall macroeconomic environment, financial markets and company-specific research and analysis. Our investment approach emphasizes capital preservation, low volatility and minimization of downside risk. In addition to engaging in extensive due diligence from the perspective of a long-term investor, Ares Capital Management's approach seeks to reduce risk in investments by focusing on:

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

Extensive industry focus

        We concentrate our investing activities in industries with a history of predictable and dependable cash flows and in which the Ares investment professionals historically have had extensive investment experience. Since its inception in 1997, Ares investment professionals have invested in over 1,100 companies in over 30 different industries. Ares' Capital Markets Group provides a large team of in-house analysts with significant expertise and relationships in industries in which we are likely to invest. Ares investment professionals have developed long-term relationships with management teams and management consultants in these industries, as well as substantial information concerning these industries and potential trends within these industries. The experience of Ares' investment professionals in investing across these industries throughout various stages of the economic cycle provides our investment adviser with access to ongoing market insights and favorable investment opportunities.

Flexible transaction structuring

        We are flexible in structuring investments, the types of securities in which we invest and the terms associated with such investments. The principals of Ares have extensive experience in a wide variety of securities for leveraged companies with a diverse set of terms and conditions. This approach and experience should enable our investment adviser to identify attractive investment opportunities throughout the economic cycle and across a company's capital structure so that we can make investments consistent with our stated objectives.

OPERATING AND REGULATORY STRUCTURE

        Our investment activities are managed by Ares Capital Management and supervised by our board of directors, a majority of whom are independent of Ares and its affiliates. Ares Capital Management is an investment adviser that is registered under the Investment Advisers Act of 1940, or the "Advisers Act." Under our investment advisory and management agreement, we have agreed to pay Ares Capital Management an annual base management fee based on our total assets (other than cash and cash equivalents, but including assets purchased with borrowed funds), and an incentive fee based on our performance.

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

        Also, while we are permitted to finance investments using debt, our ability to use debt is limited in certain significant respects. We borrow funds to make additional investments. We have elected to be treated for federal income tax purposes as a regulated investment company, or a "RIC", under Subchapter M of the Internal Revenue Code of 1986, or the "Code."

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

        Structurally, mezzanine debt usually ranks subordinate in priority of payment to senior loans and is often unsecured. However, mezzanine debt ranks senior to common and preferred equity in a borrowers' capital structure. Typically, mezzanine debt has elements of both debt and equity instruments, offering the fixed returns in the form of interest payments associated with senior loans, while providing lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest. This equity interest typically takes the form of warrants. Due to its higher risk profile and often less restrictive covenants as compared to senior loans, mezzanine debt generally earns a higher return than senior secured debt. The warrants associated with mezzanine debt are typically detachable, which allows lenders to receive repayment of their principal on an agreed amortization schedule while retaining their equity interest in the borrower. Mezzanine debt also may include a "put" feature, which permits the holder to sell its equity interest back to the borrower at a price determined through an agreed formula.

        In making an equity investment, in addition to considering the factors discussed below under "Investment Selection," we also consider the anticipated timing of a liquidity event, such as a public offering, sale of the company or redemption of our equity securities.

        Our principal focus is investing in first and second lien senior loans and mezzanine debt and, to a lesser extent, equity capital, of middle market companies in a variety of industries. We generally target companies that generate positive cash flows. Ares has a staff of 18 investment professionals who specialize in specific industries. We generally seek to invest in companies from the industries in which Ares' investment professionals have direct expertise. The following is a representative list of the industries in which Ares has invested:

  •
  Aerospace and Defense

  •
  Airlines

  •
  Broadcasting/Cable

  •
  Cargo Transport

  •
  Chemicals

  •
  Consumer Products

  •
  Containers/Packaging

  •
  Education

  •
  Energy

  •
  Environmental Services

  •
  Farming and Agriculture

  •
  Financial

  •
  Food and Beverage

  •
  Gaming

  •
  Health Care

  •
  Homebuilding

  •
  Lodging and Leisure

  •
  Manufacturing

  •
  Metals/Mining

  •
  Paper and Forest Products

  •
  Printing/Publishing/Media

  •
  Retail

  •
  Restaurants

  •
  Supermarket and Drug

  •
  Technology

  •
  Utilities

  •
  Wireless and Wireline Telecom

        However, we may invest in other industries if we are presented with attractive opportunities.

        The industry and geographic characteristics of the portfolio as of December 31, 2006 and 2005, were as follows:

	December 31
	2006	2005
Industry
Health Care	14.4%	13.1%
Other Services	12.2	12.0
Printing/Publishing/Media	9.5	2.8
Consumer Products	8.0	11.2
Manufacturing	7.7	9.5
Containers/Packaging	6.7	12.0
Restaurants	6.4	10.6
Retail	6.0	0.0
Financial	5.6	3.0
Environmental Services	5.4	11.0
Education	5.1	5.6
Beverage/Food/Tobacco	4.3	0.0
Aerospace and Defense	2.1	2.7
Broadcasting/Cable	2.1	0.9
Computers/Electronics	1.8	0.0
Cargo Transport	1.0	2.1
Farming and Agriculture	0.9	1.8
Homebuilding	0.8	1.7

Total	100.0%	100.0%

	December 31
	2006	2005
Geographic Region
Mid-Atlantic	29.4%	24.3%
West	21.6	38.9
Southeast	21.3	10.2
Midwest	19.2	12.3
Northeast	5.7	11.3
International	2.8	3.0

Total	100.0%	100.0%

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

        In addition to such investments, we may invest up to 30% of the portfolio in opportunistic investments in high-yield bonds, debt and equity securities in collateralized debt obligation vehicles, distressed debt or equity securities of public companies. We expect that these public companies generally will have debt that is non-investment grade. We also may invest in debt of middle market companies located outside of the United States, which are not anticipated to be in excess of 10% of the portfolio at the time such investments are made.

INVESTMENT SELECTION

        Ares' investment philosophy was developed over the past 15 years and has remained consistent throughout a number of economic cycles. In managing the Company, Ares Capital Management employs the same investment philosophy and portfolio management methodologies used by the investment professionals of Ares in Ares' private investment funds.

        Ares Capital Management's investment philosophy and portfolio management involve:

  •
  an assessment of the overall macroeconomic environment and financial markets;

  •
  company-specific research and analysis; and

  •
  with respect to each individual company, an emphasis on capital preservation, low volatility and minimization of downside risk.

        The foundation of Ares' investment philosophy is intensive credit investment analysis, a strict sales discipline based on both market technicals and fundamental value-oriented research, and diversification strategy. Ares Capital Management follows a rigorous process based on:

  •
  a comprehensive analysis of issuer creditworthiness, including a quantitative and qualitative assessment of the issuer's business;

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

Intensive due diligence

        The process through which Ares Capital Management makes an investment decision involves extensive research into the target company, its industry, its growth prospects and its ability to withstand adverse conditions. If the senior investment professional responsible for the transaction determines that an investment opportunity should be pursued, Ares Capital Management will engage in an intensive due diligence process. Though each transaction will involve a somewhat different approach, the regular due diligence steps generally to be undertaken include:

  •
  meeting with management to get an insider's view of the business, and to probe for potential weaknesses in business prospects;

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

Selective investment process

        Ares Capital Management employs Ares' credit recommendation process, which is focused on selectively narrowing investment opportunities through a process designed to identify the most attractive opportunities. Ares reviews and analyzes numerous investment opportunities on behalf of its funds to determine which investments should be consummated.

        After an investment has been identified and diligence has been completed, a credit research and analysis report is prepared. This report will be reviewed by the senior investment professional in charge of the potential investment. If such senior and other investment professionals are in favor of the potential investment, then it is first presented to an underwriting committee which is comprised of Mr. Arougheti and the partners of Ares Capital Management. If the underwriting committee approves of the potential investment it is then presented to the investment committee. Members of the investment committee have an average of over 20 years of experience in the leveraged finance markets. The investment generally requires the substantial consensus of the investment committee. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside advisers, as appropriate.

Investment structure

        Once we have determined that a prospective portfolio company is suitable for investment, we work with the management of that company and its other capital providers, including senior, junior, and equity capital providers, to structure an investment. We negotiate among these parties to agree on how our investment is expected to perform relative to the other capital in the portfolio company's capital structure.

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

  •
  incorporating "put" rights and call protection into the investment structure; and

  •
  negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights.

        In general, we require financial covenants and terms that require an issuer to reduce leverage, thereby enhancing credit quality. These methods include: (i) maintenance leverage covenants requiring a decreasing ratio of debt to cash flow; (ii) maintenance cash flow covenants requiring an increasing ratio of cash flow to the sum of interest expense and capital expenditures; and (iii) debt incurrence prohibitions, limiting a company's ability to re-lever. In addition, limitations on asset sales and capital expenditures should prevent a company from changing the nature of its business or capitalization without consent.

        Our debt investments may include equity features, such as warrants or options to buy a minority interest in the portfolio company. Warrants we receive with our debt may require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as puts, or rights to sell such securities back to the portfolio company, upon the occurrence of specified events. In many cases, we also obtain registration rights in connection with these equity interests, which may include demand and "piggyback" registration rights.

Equity investments

        Our equity investments may consist of preferred equity that is expected to pay dividends on a current basis or preferred equity that does not pay current dividends. Preferred equity generally has a preference over common equity as to dividends and distributions on liquidation. In some cases, we may acquire common equity. In general, our equity investments are not control-oriented investments and in many cases we acquire equity securities as part of a group of private equity investors in which we are not the lead investor. With respect to preferred or common equity investments, these investments have generally been less than $10 million each (but may grow with our capital availability) and are usually made in conjunction with loans we make to these companies. In many cases, we will also obtain registration rights in connection with these equity interests, which may include demand and "piggyback" registration rights.

ON-GOING RELATIONSHIPS WITH AND MONITORING OF PORTFOLIO COMPANIES

        Ares Capital Management closely monitors each investment we make, maintains a regular dialogue with both the management team and other stakeholders and seeks specifically tailored financial reporting. In addition, senior investment professionals of Ares sometimes take board seats or obtain board observation rights. As of December 31, 2006, Ares Capital Management had board seats or board observation rights on more than 33% of the operating companies in our portfolio.

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

        In addition to various risk management and monitoring tools, we grade all loans on a scale of 1 to 4. This system is intended to reflect the performance of the borrower's business, the collateral coverage of the loans and other factors considered relevant. Under this system, loans with a grade of 4 involve the least amount of risk in our portfolio. The borrower is performing above expectations and the trends and risk factors are generally favorable. Loans graded 3 involve a level of risk that is similar to the risk at the time of origination. The borrower is performing as expected and the risk factors are neutral to favorable. All new loans are initially graded 3. Loans graded 2 involve a borrower performing below expectations and indicates that the loan's risk has increased materially since origination. The borrower is generally out of compliance with debt covenants, however, loan payments are generally not more than 120 days past due. For loans graded 2, we expect to increase procedures to monitor the borrower and the fair value generally will be lowered. A loan grade of 1 indicates that the borrower is performing materially below expectations and that the loan risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans graded 1 are not anticipated to be repaid in full. As of December 31, 2006, the weighted average investment grade of the debt in our portfolio was 3.0.

MANAGERIAL ASSISTANCE

        As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may receive fees for these services. Ares Technical Administration, LLC ("Ares Administration") provides such managerial assistance on our behalf to portfolio companies that request this assistance.

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

        Ares Capital Management's services under the investment advisory and management agreement are not exclusive, and it is free to furnish similar services to other entities.

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

        Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, will be compared to a fixed "hurdle rate" of 2.00% per quarter. If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for our investment adviser to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. Our pre-incentive fee net investment income used to calculate this part of the incentive fee is also included in the amount of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds) used to calculate the 1.5% base management fee.

        We will pay Ares Capital Management an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

  •
  no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate;

  •
  100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.50% in any calendar quarter. We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 2.50%) as the "catch-up." The "catch-up" is meant to provide our investment adviser with 20% of our pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 2.50% in any calendar quarter; and

  •
  20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.50% in any calendar quarter.

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

Payment of our expenses

        All investment professionals of the investment adviser and its staff when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by Ares Capital Management. We bear all other costs and expenses of our operations and transactions, including those relating to: organization; calculation of our net asset value (including the cost and expenses of any independent valuation firm); expenses incurred by Ares Capital Management payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies; interest payable on debt, if any, incurred to finance our investments; offerings of our common stock and other securities; investment advisory and management fees; administration fees; fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments; transfer agent and custodial fees; registration fees; listing fees; taxes; independent directors' fees and expenses; costs of preparing and filing reports or other documents of the Securities and Exchange Commission; the costs of any reports, proxy statements or other notices to stockholders, including printing costs; to the extent we are covered by any joint insurance policies, our allocable portion of the insurance premiums for such policies; direct costs and expenses of administration, including auditor and legal costs; and all other expenses incurred by us or Ares Administration in connection with administering our business, such as our allocable portion of overhead under the administration agreement, including rent and our allocable portion of the salary and cost of our officers (including our chief compliance officer, our chief financial officer, and our vice president of investor relations and treasurer) and their staffs (including travel).

Duration and termination

        Unless terminated earlier as described below, the investment advisory and management agreement will remain in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The investment advisory and management agreement will automatically terminate in the event of its assignment. The investment advisory and management agreement may be terminated by either party without penalty upon 60 days' written notice to the other.

Indemnification

        The investment advisory and management agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, Ares Capital Management, its members and their respective officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from Ares Capital for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of Ares Capital Management's services under the investment advisory and management agreement or otherwise as an investment adviser of Ares Capital.

Organization of the investment adviser

        Ares Capital Management LLC is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act. The principal executive offices of Ares Capital Management are located at 1999 Avenue of the Stars, Suite 1900, Los Angeles, California 90067.

ADMINISTRATION AGREEMENT

        Pursuant to a separate administration agreement, Ares Administration furnishes us with office equipment and clerical, bookkeeping and record keeping services at our office facilities. Under the administration agreement, Ares Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the Securities and Exchange Commission. In addition, Ares Administration assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement will be equal to an amount based upon our allocable portion of Ares Administration's overhead in performing its obligations under the administration agreement, including our allocable portion of the cost of our officers and their respective staffs. Under the administration agreement, Ares Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The administration agreement may be terminated by either party without penalty upon 60-days' written notice to the other party.

Indemnification

        The administration agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, Ares Administration, its members and their respective officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from Ares Capital for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of Ares Administration's services under the administration agreement or otherwise as administrator for Ares Capital.

COMPETITION

        Our primary competitors to provide financing to middle market companies include public and private funds, commercial and investment banks, commercial financing companies and private equity funds. Many of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. For example, some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. We use the industry information of Ares' investment professionals to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of the members of Ares Capital Management's investment committees and of the senior principals of Ares, enable us to learn about, and compete effectively for, financing opportunities with attractive middle market companies in the industries in which we seek to invest.

LEVERAGE

        On November 3, 2004, through our wholly owned subsidiary, Ares Capital CP Funding LLC ("Ares Capital CP"), we entered into a revolving credit facility (the "CP Funding Facility") that, as amended, allows Ares Capital CP to issue up to $350.0 million of variable funding certificates ("VFC").

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

        As part of the CP Funding Facility, we are subject to limitations as to how borrowed funds may be used including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of funds that Ares Capital CP may obtain. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early amortization of the CP Funding Facility and limit further advances under the CP Funding Facility and in some cases could be an event of default. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the CP Funding Facility. The CP Funding Facility expires on October 31, 2007 unless extended prior to such date with the consent of the lender. If the CP Funding Facility is not extended, any principal amounts then outstanding will be amortized over a 24 month period through a termination date of October 30, 2009. Under the terms of the CP Funding Facility, we were required to pay a 0.375% renewal fee for each of the two years following the closing date of the CP Funding Facility. A payment in the amount of $843,750 was made in both 2005 and in 2006 related to this renewal fee.

        The interest rate charged on the funding is based on the commercial paper rate plus 70 basis points and payable quarterly. As of December 31, 2006, the commercial paper rate was 5.3481%. The commitment fee for any unused portions of the CP Funding Facility ranges from 0.10% to 0.125%, depending on funding levels.

        As of December 31, 2006, the principal amount outstanding under the CP Funding Facility was $15.0 million.

        On December 28, 2005, we entered into a senior secured revolving facility (the "Revolving Credit Facility") with the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, together with various supporting documentation, including a guarantee and security agreement.

        Under the Revolving Credit Facility, the lenders initially agreed to extend credit to Ares Capital in an initial aggregate principal amount not exceeding $250 million at any one time outstanding. The Revolving Credit Facility provides also for issuing letters of credit. The Revolving Credit Facility is a five-year revolving facility (with a stated maturity date of December 28, 2010) and with certain exceptions is secured by substantially all of the assets in our portfolio (other than investments held by Ares Capital CP under the CP Funding Facility and investments held by ARCC CLO under the Debt Securitization (each as defined below)).

        Subject to certain exceptions, the interest rate payable under the Revolving Credit Facility is 100 basis points over LIBOR and the commitment fee for unused portions of the credit facility of 0.20%.

        As of December 31, 2006, the principal amount outstanding under the Revolving Credit Facility was $193.0 million. In addition, as of December 31, 2006, the Company had $3.7 million in standby letters of credit issued through the Revolving Credit Facility.

        Under the Revolving Credit Facility, we have made certain representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders' equity, (e) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of Ares Capital and its subsidiaries, of not less than 2.0:1.0, (f) maintaining minimum liquidity, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of Ares Capital and its subsidiaries.

        In addition to the asset coverage ratio described above, borrowings under the Revolving Credit Facility (and the incurrence of certain other permitted debt) will be subject to compliance with a borrowing base that will apply different advance rates to different types of assets in our portfolio. The Revolving Credit Facility also includes an "accordion" feature that allows us to increase the size of the Revolving Credit Facility to a maximum of $500 million under certain circumstances. Effective March 1, 2007, under this "accordion" feature, the aggregate principal amount of the Revolving Credit Facility was increased to $350 million. The Revolving Credit Facility also includes usual and customary events of default for senior secured revolving credit facilities of this nature.

        On July 7, 2006, through our newly formed, wholly owned Delaware subsidiary, ARCC CLO 2006 LLC ("ARCC CLO"), we completed a $400.0 million debt securitization (the "Debt Securitization") where approximately $314.0 million principal amount of asset-backed notes (including $50.0 million revolving notes, of which $40.0 million have not been drawn down as of December 31, 2006) (the "CLO Notes") were issued to third parties and secured by a pool of middle market loans that have been purchased or originated by the Company. We retained approximately $86.0 million of certain BBB and non-rated securities in the debt securitization (the "Retained Notes"). The blended pricing of the CLO Notes, excluding fees, is approximately 3-month LIBOR plus 34 basis points. The Debt Securitization is an on-balance-sheet financing for the Company. As of December 31, 2006, $274.0 million was outstanding under the Debt Securitization (not including the Retained Notes). The CLO Notes mature on December 20, 2019.

        We intend to continue borrowing under the Facilities and our CLO Notes in the future and we may increase the size of the Facilities or otherwise issue debt securities or other evidences of indebtedness in the future.

STAFFING

        We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of Ares Capital Management and Ares Administration, pursuant to the terms of the management agreement and the administration agreement. Each of our executive officers described under "Management" is an employee of Ares Administration and/or Ares Capital Management. Our day-to-day investment operations are managed by our investment adviser. Most of the services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by Ares Capital Management. Including Michael J. Arougheti, our President who also serves on Ares Capital Management's investment committee, Ares Capital Management has 19 investment professionals who focus on origination and transaction development and monitoring of our investments. In addition, we reimburse Ares Administration for our allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our officers and their respective staffs.

REGULATION

        We are a BDC under the 1940 Act and have elected to be treated as a RIC under Subchapter M of the Code. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than "interested persons," as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company's shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company.

        We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an "underwriter" as that term is defined in the Securities Act of 1933. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investment. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in general. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies are fundamental and may be changed without stockholder approval.

PRIVACY PRINCIPLES

        We are committed to maintaining the privacy of our stockholders and to safeguarding their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

        Generally, we do not receive any non-public personal information relating to our stockholders, although certain non-public personal information of our stockholders may become available to us. We do not disclose any non-public personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third party administrator).

        We restrict access to non-public personal information about our stockholders to employees of our investment adviser and its affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

AVAILABLE INFORMATION

        Our Internet address is http://www.arescapitalcorp.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information contained on our website is not incorporated by reference into this Annual Report and you should not consider information contained on our website to be part of this Annual Report.

Item 1A. Risk Factors

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

        You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto before making a decision to purchase our common stock. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

A failure on our part to maintain our status as a BDC would significantly reduce our operating flexibility.

        If we do not continue to qualify as a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility.

The Company may not replicate Ares' historical success.

        Our primary focus in making investments differs from those of other private funds that are or have been managed by Ares' investment professionals. Further, our stockholders do not have an interest in other Ares funds. While Ares Capital may consider potential co-investment participation in portfolio investments with other Ares funds (other than ACOF), no investment opportunities are currently under consideration and any such investment activity could be subject to, among other things, regulatory and independent board member approvals, the receipt of which, if sought, cannot be assured. Accordingly, we cannot assure you that Ares Capital will replicate Ares' historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by those private funds.

We are dependent upon Ares Capital Management's key personnel for our future success and upon their access to Ares investment professionals.

        We depend on the diligence, skill and network of business contacts of the members of Ares Capital Management's investment committee. We also depend, to a significant extent, on Ares Capital Management's access to the investment professionals of Ares and the information and deal flow generated by Ares' investment professionals in the course of their investment and portfolio management activities. Our future success will depend on the continued service of Ares Capital Management's investment committee. The departure of any of the members of Ares Capital Management's investment committee, or of a significant number of the investment professionals or partners of Ares, could have a material adverse effect on our ability to achieve our investment objectives. In addition, we cannot assure you that Ares Capital Management will remain our investment adviser or that we will continue to have access to Ares' investment professionals or its information and deal flow.

Our financial condition and results of operation will depend on our ability to manage future growth effectively.

        Our ability to achieve our investment objectives depends on our ability to acquire suitable investments and monitor and administer those investments, which depends, in turn, on Ares Capital Management's ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of Ares Capital Management's structuring of the investment process and its ability to provide competent, attentive and efficient services to us. Our executive officers and the members of Ares Capital Management have substantial responsibilities in connection with their roles at Ares and with the other Ares funds as well as responsibilities under the investment advisory and management agreement. They may also be called upon to provide managerial assistance to our portfolio companies on behalf of our administrator. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, Ares Capital Management will need to hire, train, supervise and manage new employees. However, we cannot assure you that any such employees will be retained. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our ability to grow will depend on our ability to raise capital.

        We will need to periodically access the capital markets to raise cash to fund new investments. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any. With certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ will depend on our investment adviser's and our board of directors' assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to maintain our current Facilities or obtain another line of credit at all or on terms acceptable to us.

We operate in a highly competitive market for investment opportunities.

        A number of entities compete with us to make the types of investments that we make in middle market companies. We compete with other business development companies, public and private funds,

commercial and investment banks, commercial financing companies, insurance companies, high yield investors, hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act will impose on us as a BDC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we cannot assure you that we will be able to identify and make investments that meet our investment objectives.

        We do not seek to compete primarily based on the interest rates we offer and we believe that some of our competitors may make loans with interest rates that will be comparable to or lower than the rates we offer.

        We may lose investment opportunities if we do not match our competitors' pricing, terms and structure. If we match our competitors' pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss. As a result of operating in such a competitive environment, we may make investments that are on better terms to our portfolio companies than what we may have originally anticipated, which may impact our return on these investments.

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

Regulations governing our operation as a BDC affect our ability to, and the way in which, we raise additional capital.

        We may issue debt securities or preferred stock, which we refer to collectively as "senior securities," and borrow money from banks or other financial institutions up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. If the value of our assets declines, we may be unable to satisfy this test, which would prohibit us from paying dividends and could prevent us from maintaining our status as a RIC. If we cannot satisfy this test, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. As of December 31, 2006, our asset coverage for senior securities was 263%.

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

        In addition, we have and may in the future, seek to securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly owned subsidiary and contribute a pool of loans to the subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools, and we would retain a portion of the equity in the securitized pool of loans. An inability to successfully securitize our loan portfolio could limit our ability to grow our business, fully execute our business strategy and decrease our earnings, if any. The securitization market is subject to changing market conditions and we may not be able to access this market when we would otherwise deem appropriate. Moreover, the successful securitization of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and more apt to generate losses. The 1940 Act may also impose restrictions on the structure of any securitization.

We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing with us.

        As of December 31, 2006, we had $208.0 million of outstanding borrowings under our Facilities and $274.0 million of outstanding notes. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2006 total assets of at least 1.24%. The average interest rate charged on our borrowings as of December 31, 2006 was 6.06%. We intend to continue borrowing under the Facilities in the future and we may increase the size of the Facilities or otherwise issue debt securities or other evidences of indebtedness in the future. Our ability to service our debt depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our investment adviser's and our board of directors' assessment of market and other factors at the time of any proposed borrowing.

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

        The following table illustrates the effect on return to a holder of our common stock of the leverage created by our use of borrowing at the interest rate of 6.06% and assumes (i) our total value of net assets as of December 31, 2006; (ii) $482,000,000 debt outstanding as of December 31, 2006 and (iii) hypothetical annual returns on our portfolio of minus 15 to plus 15 percent.

Assumed Return on Portfolio (Net of Expenses)(1)	-15.0%	-10.0%	-5.0%	—	5.0%	10.0%	15.0%
Corresponding Return to Common Stockholders(2)	-29.3%	-20.8%	-12.2%	-3.7%	4.8%	13.4%	21.9%

(1)
The assumed portfolio return based on Securities and Exchange Commission regulations and is not a prediction of, and does not represent, our projected or actual performance.

(2)
In order to compute the "Corresponding Return to Common Stockholders," the "Assumed Return on Portfolio" is multiplied by the total value of our assets at December 31, 2006 to obtain an assumed return to us. From this amount, the interest expense calculated by multiplying the interest rate of 6.06% times the $482,000,000 debt is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of December 31, 2006 to determine the "Corresponding Return to Common Stockholders."

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

        A large percentage of our portfolio investments are not publicly traded. The fair value of investments that are not publicly traded may not be readily determinable. We value these investments quarterly at fair value as determined in good faith by our board of directors based on the input of our management and audit committee. However, we may be required to value our investments more frequently as determined in good faith by our board of directors to the extent necessary to reflect significant events affecting their value. In addition, the board of directors currently receives input from independent valuation firms that have been engaged at the direction of the board to value each portfolio security at least once during a trailing 12 month period. The valuation process is conducted at the end of each fiscal quarter, with approximately a quarter of our portfolio companies subject to valuation by the independent valuation firm each quarter. The types of factors that may be considered in valuing our investments include the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed and may differ materially from the values that we may ultimately realize.

The lack of liquidity in our investments may adversely affect our business.

        As we generally make investments in private companies, substantially all of these investments will be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or an affiliated manager of Ares has material non-public information regarding such portfolio company.

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

        We pay management and incentive fees to Ares Capital Management, and reimburse Ares Capital Management for certain expenses it incurs. As a result, investors in our common stock will invest on a "gross" basis and receive distributions on a "net" basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments.

        Ares Capital Management's management fee is based on a percentage of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) and Ares Capital Management may have conflicts of interest in connection with decisions that could affect the Company's total assets, such as decisions as to whether to incur debt.

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

        Acceleration of obligations may result in stockholders recognizing taxable gains earlier than anticipated, while deferral of obligations creates incremental risk of an obligation becoming uncollectible in whole or in part if the issuer of the security suffers subsequent deterioration in its financial condition. Any such inducement by the investment adviser solely for the purpose of adjusting the incentive fees would be a breach of the investment adviser's fiduciary duty to us.

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

        Our investment advisory and management agreement automatically renews for successive annual periods if approved by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. However, both we and Ares Capital Management have the right to terminate the agreement without penalty upon 60 days' written notice to the other party. Moreover, conflicts of interest may arise if our investment adviser seeks to change the terms of our investment advisory and management agreement, including, for example, the terms for compensation. While any material change to the investment advisory and management agreement must be submitted to stockholders for approval under the 1940 Act, we may from time to time decide it is appropriate to seek stockholder approval to change the terms of the agreement.

        Pursuant to a separate administration agreement, Ares Administration, an affiliate of Ares Capital Management, furnishes us with administrative services and we pay Ares Administration our allocable portion of overhead and other expenses incurred by Ares Administration in performing its obligations under the administration agreement, including our allocable portion of the cost of our officers and their respective staffs. Furthermore, in connection with our initial public offering our investment adviser paid to the underwriters, on our behalf, an additional sales load with respect to the offering of our shares in the aggregate amount of $2,475,000. This was reimbursed with accrued interest in February 2006. As a result of these arrangements, there may be times when the management team of Ares Capital Management has interests that differ from those of our stockholders, giving rise to a conflict.

        Our stockholders may have conflicting investment, tax and other objectives with respect to their investments in us. The conflicting interests of individual stockholders may relate to or arise from, among other things, the nature of our investments, the structure or the acquisition of our investments, and the timing of disposition of our investments. As a consequence, conflicts of interest may arise in connection with decisions made by our investment adviser, including with respect to the nature or structuring of our investments, that may be more beneficial for one stockholder than for another stockholder, especially with respect to stockholders' individual tax situations. In selecting and structuring investments appropriate for us, our investment adviser will consider the investment and tax objectives of Ares Capital and our stockholders as a whole, not the investment, tax or other objectives of any stockholder individually.

Our investment adviser's liability is limited under the investment management agreement, and we will indemnify our investment adviser against certain liabilities, which may lead our investment adviser to act in a riskier manner on our behalf than it would when acting for its own account.

        Our investment adviser has not assumed any responsibility to us other than to render the services described in the investment management agreement, and it will not be responsible for any action of our board of directors in declining to follow our investment adviser's advice or recommendations. Pursuant to the investment management agreement, our investment adviser and its managing members, officers and employees will not be liable to us for their acts, under the investment management agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our investment adviser and its managing members, officers and employees with respect to all damages, liabilities, costs and expenses resulting from acts of our investment adviser not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the investment management agreement.

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

        We are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our independent directors. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits "joint" transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security from or to such person, or entering into joint transactions with such person, absent the prior approval of the Securities and Exchange Commission.

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

        The 1940 Act imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Our investment adviser and the majority of the members of our senior management only have limited experience managing or providing management consultant services to an operating company, such as may be required of a BDC. Our investment adviser's and the members of its investment committee's lack of experience in managing a portfolio of assets under such constraints may hinder their ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives.

Item 1B. Unresolved Staff Comments

        None.

Item 2. Properties

        We do not own any real estate or other physical properties materially important to our operation. Our headquarters are currently located at 280 Park Avenue, 22nd Floor, Building East, New York, New York, where we lease office facilities (the "ARCC Office Space") directly from a third party. In addition, we have a sublease agreement with Ares Management LLC ("Ares Management") whereby Ares Management subleases approximately 25% of the ARCC Office Space for a fixed rent equal to 25% of the basic annual rent payable by us under our lease, plus certain additional costs and expenses.

Item 3. Legal Proceedings

        We are not subject to any pending legal proceeding, and no such proceedings are known to be contemplated.

Item 4. Submission Of Matters To A Vote Of Security Holders

        No matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ending December 31, 2006.

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

PRICE RANGE OF COMMON STOCK

        Our common stock is quoted on The NASDAQ Global Select National Market under the symbol "ARCC." We completed our initial public offering on October 8, 2004 at the price to the public of $15.00 per share. Prior to such date there was no public market for our common stock. Our common stock continues to trade in excess of net asset value. There can be no assurance, however, that our shares will continue to trade at a premium to our net asset value.

        The following table sets forth the range of high and low closing sales prices per share of our common stock as reported on The NASDAQ Global Select National Market and the dividends declared by us for each fiscal quarter since of our initial public offering. The stock quotations are interdealer quotations and do not include markups, markdowns or commissions and may not necessarily represent actual transactions.

			Price Range
					Cash Dividend Per Share(2)
	NAV(1)		High	Low
Fiscal 2004
Fourth quarter		$14.43	$19.75	$15.00	$0.30
Fiscal 2005
First quarter		$14.96	$18.74	$15.57	$0.30
Second quarter		$14.97	$18.14	$15.96	$0.32
Third quarter		$15.08	$19.25	$16.18	$0.34
Fourth quarter		$15.03	$16.73	$15.08	$0.34
Fiscal 2006
First quarter		$15.03	$17.97	$16.23	$0.36
Second quarter		$15.10	$17.50	$16.36	$0.38
Third quarter		$15.06	$17.51	$15.67	$0.40
Fourth quarter		$15.17	$19.31	$17.39	$0.50	(3)
Fiscal 2007
First quarter (through March 6, 2007)	$	*	$20.46	$18.37	$0.41

(1)
Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of each period.

(2)
Represents the dividend declared in the specified quarter.

(3)
Includes an additional cash dividend of $0.10 per share.

*
Net asset value has not yet been calculated for this period

HOLDERS

        As of March 6, 2007, there were 12 holders of record of our common stock (including Cede & Co.).

DIVIDEND POLICY

        We currently intend to distribute quarterly dividends to our stockholders. Our quarterly dividends, if any, will be determined by our board of directors.

        The following table summarizes our dividends declared during 2005 and 2006:

Date Declared	Record Date	Payment Date	Amount
February 23, 2005	March 7, 2005	April 15, 2005	$0.30
June 20, 2005	June 30, 2005	July 15, 2005	$0.32
September 6, 2005	September 16, 2005	September 30, 2005	$0.34
December 12, 2005	December 22, 2005	January 16, 2006	$0.34

Total declared for 2005			$1.30

February 28, 2006	March 24, 2006	April 14, 2006	$0.36
May 8, 2006	June 15, 2006	June 30, 2006	$0.38
August 9, 2006	September 15, 2006	September 29, 2006	$0.40
November 8, 2006	December 15, 2006	December 29, 2006	$0.40
November 8, 2006	December 15, 2006	December 29, 2006	$0.10

Total declared for 2006			$1.64

        Of the dividends declared during the year ended December 31, 2006, $1.47 comprised ordinary income and $0.17 comprised long-term capital gains. All of the dividends declared during the year ended December 31, 2005 were comprised of ordinary income.

        To maintain our RIC status, we must timely distribute an amount equal to at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses, out of the assets legally available for distribution, for each year. To avoid certain excise taxes imposed on RICs, we are generally required to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. If this requirement is not met, we will be required to pay a nondeductible excise tax equal to 4% of the amount by which 98% of the current year's taxable income exceeds the distribution for the year. The taxable income on which an excise tax is paid is generally carried forward and distributed to stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. Excise tax liability for the year ended December 31, 2006 was approximately $570,000 compared to approximately $158,000 for December 31, 2005.

        We cannot assure you that we will achieve results that will permit the payment of any cash distributions and, if we incur indebtedness or issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

        We maintain an "opt out" dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders' cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically "opt out" of the dividend reinvestment plan so as to receive cash dividends.

RECENT SALES OF UNREGISTERED SECURITIES

        We did not sell any securities during the period covered by this report that were not registered under the Securities Act.

ISSUER PURCHASES OF EQUITY SECURITIES

        We did not repurchase any of our securities during any month within the year ended December 31, 2006.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG ARES CAPITAL
CORPORATION, S&P 500 AND S&P SPECIALIZED FINANCE INDEX

SOURCE:	Standard & Poor's Institutional Market Services
NOTES:	Assumes $100 invested on 10/8/2004 (the date of Ares Capital Corporation's initial public offering) in Ares Capital Corporation, in S&P 500 and in S&P Specialized Finance Index All dividends are reinvested on a monthly basis
	Oct04	Dec04	Dec05	Dec06
Ares Capital Corporation	100	132	118	153
S&P 500	100	108	114	132
S&P Specialized Finance Index	100	118	154	162

        The graph and other information furnished under this Part II Item 5 (d) of this Form 10-K shall not be deemed to be "soliciting material" or to be "filed" with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

Item 6. Selected Consolidated Financial Data

        The following selected financial and other data for the years ended December 31, 2006 and December 31, 2005, and for the period from June 23, 2004 (inception) through December 31, 2004 are derived from our consolidated financial statements which have been audited by KPMG LLP, an independent registered public accounting firm whose report thereon is included within this Annual Report. The data should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Annual Report.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
As of and For the Years Ended December 31, 2006 and December 31, 2005 and As of and For the Period June 23, 2004 (inception) Through December 31, 2004

	As of and For the Year Ended December 31, 2006	As of and For the Year Ended December 31, 2005	As of and For the Period June 23, 2004 (inception) Through December 31, 2004
Total Investment Income	$120,020,908	$41,850,477	$4,380,848
Net Realized and Unrealized Gain on Investments	13,063,717	14,727,276	475,393
Total Expenses	(63,389,303)	(14,726,677)	(1,665,753)

Net Increase in Stockholders' Equity Resulting from Operations	$69,695,322	$41,851,076	$3,190,488

Per Share Data:
Net Increase in Stockholder's Equity Resulting from Operations:
Basic:	$1.61	$1.78	$0.29
Diluted:	$1.61	$1.78	$0.29
Cash Dividend Declared:	$1.64	$1.30	$0.30
Total Assets	$1,347,990,954	$613,645,144	$220,455,614
Total Debt	$482,000,000	$18,000,000	$55,500,000
Total Stockholders' Equity	$789,433,404	$569,612,199	$159,708,305
Other Data:
Number of Portfolio Companies at Period End	60	38	20
Principal Amount of Investments Purchased(1)	$1,087,507,000	$504,299,000	$234,102,000
Principal Amount of Investments Sold and Repayments(2)	$430,021,000	$108,415,000	$52,272,000
Total Return Based on Market Value(3)	29.12%	(10.60)%	31.53%
Total Return Based on Net Asset Value(4)	10.73%	12.04%	(1.80)%
Weighted Average Yield of Debt and Income Producing Equity Securities(5):	11.95%	11.25%	12.36%

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

(3)
Total return based on market value for the year ended December 31, 2006 equals the increase of the ending market value at December 31, 2006 of $19.11 per share over the ending market value at December 31, 2005 of $16.07 per share plus the declared dividends of $1.64 per share for the year ended December 31, 2006. Total return based on market value for the year ended

  December 31, 2005 equals the decrease of the ending market value at December 31, 2005 of $16.07 per share over the ending market value at December 31, 2004 of $19.43 per share plus the declared dividends of $1.30 per share for the year ended December 31, 2005. Total return based on market value for the period June 23, 2004 (inception) through December 31, 2004 equals the increase of the ending market value at December 31, 2004 of $19.43 per share over the offering price of $15.00 per share plus the declared dividend of $0.30 per share (includes return of capital of $0.01 per share) for holders of record on December 27, 2004, divided by the offering price. Total return based on market value is not annualized.

(4)
Total return based on net asset value for the year ended December 31, 2006 equals the change in net asset value during the period (adjusted for share issuances) plus the declared dividends of $1.64 per share for the year ended December 31, 2006, divided by the beginning net asset value. Total return based on net asset value for the year ended December 31, 2005 equals the change in net asset value during the period (adjusted for share issuances) plus the declared dividends of $1.30 per share for the year ended December 31, 2005, divided by the beginning net asset value. Total return based on net asset value for the period June 23, 2004 (inception) through December 31, 2004 equals the change in net asset value during the period plus the declared dividend of $0.30 per share (includes return of capital of $0.01 per share) for holders of record on December 27, 2004, divided by the beginning net asset value. Total return based on net asset value is not annualized.

(5)
Weighted average yield on debt and income producing equity securities is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount on accruing debt divided by (b) total income producing equity securities and debt at fair value.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        The information contained in this section should be read in conjunction with the Selected Financial and Other Data and our financial statements and notes thereto appearing elsewhere in this Annual Report.

OVERVIEW

        We are a specialty finance company that is a closed-end, non-diversified management investment company incorporated in Maryland that is regulated as a business development company under the 1940 Act. We were founded on April 16, 2004 and were initially funded on June 23, 2004 and on October 8, 2004 completed our initial public offering (the "IPO").

        Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first and second lien senior loans and long-term mezzanine debt, which in some cases may include an equity component, and, to a lesser extent, in equity investments in private U.S. middle market companies.

        We are externally managed by Ares Capital Management, an affiliate of Ares Management LLC, an independent investment management firm that manages investment funds. Ares Administration, an affiliate of Ares Management, provides the administrative services necessary for us to operate.

        As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in "qualifying assets," including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

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

Investments

        Investment transactions are recorded on the trade date. Realized gains or losses are computed using the specific identification method. Investments for which market quotations are readily available are valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our board of directors based on the input of our management and audit committee. In addition, the board of directors currently receives input from independent valuation firms that have been engaged at the direction of the board to value each portfolio security at least once during a trailing 12 month period. The valuation process is conducted at the end of each fiscal quarter, with approximately a quarter of our portfolio companies without market quotations subject to valuation by the independent valuation firm each quarter. The types of factors that the board may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

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

        With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

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

Payment in Kind Interest

        The Company has loans in its portfolio that contain a payment-in-kind ("PIK") provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company's status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash.

Capital Structuring Service Fees

        The Company's Investment Adviser seeks to provide assistance to the portfolio companies in connection with the Company's investments and in return the Company may receive fees for capital structuring services. These fees are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Company's Investment Adviser provides vary by investment, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice, which concludes upon closing of the loan. The Company's Investment Adviser may also take a seat on the board of directors of a portfolio company, or observe the meetings of the board of directors without taking a formal seat. Any services of the above nature subsequent to the closing would generally generate a separate fee payable to the Company. In certain instances where the Company is invited to participate as a co-lender in a transaction and in the event that the Company does not provide significant services in connection with the investment, a portion of loan fees paid to the Company in such situations will be deferred and amortized over the estimated life of the loan.

Foreign Currency Translation

        The Company's books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

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

        In accordance with U.S. generally accepted accounting principles, book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are reclassified between, distributions less than (in excess of) net investment income, accumulated net realized gain on sale of investments and capital in excess of par. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America, as highlighted in Note 6 to our consolidated financial statements.

        Certain of our wholly owned subsidiaries are subject to Federal and state income taxes.

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

        We have adopted a dividend reinvestment plan that provides for reinvestment of our distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not "opted out" of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends.

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

Fair Value of Financial Instruments

        The carrying value of the Company's financial instruments approximate fair value. The carrying value of interest and open trade receivables, accounts payable and accrued expenses, as well as the credit facility payable approximate fair value due to their short maturity.

PORTFOLIO AND INVESTMENT ACTIVITY

        For the year ended December 31, 2006, we issued 54 new commitments in an aggregate amount of $1.1 billion ($812.5 million to new portfolio companies and $297.5 million to existing portfolio companies). During the year ended December 31, 2006, we funded $1.0 billion of such commitments

($736.1 million to new portfolio companies and $292.1 million to existing portfolio companies). In addition, as of December 31, 2006, we had remaining contractual obligations for $35.7 million with respect to the $59.3 million of commitments issued and not funded during the year ended December 31, 2006. The weighted average yield of debt and income producing equity securities funded in connection with such investments was approximately 12.14%. When we refer to the "weighted average yield" in this report, we compute it with respect to particular securities by taking the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt included in such securities, and dividing it by (b) total income producing securities and debt at fair value included in such securities.

        For the year ended December 31, 2006, the Company purchased (a) $726.4 million aggregate principal amount of senior term debt, (b) $249.4 million aggregate principal amount of senior subordinated debt, (c) $110.8 million of investments in equity securities and (d) $855,000 of investments in collateralized debt obligations.

        During the same period, (1) $175.4 million aggregate principal amount of senior term debt, (2) $82.2 million aggregate principal amount of senior subordinated debt and (3) $9.0 million of investments in collateralized debt obligations were redeemed. Additionally, we sold (A) $80.0 million aggregate principal amount of senior term debt, (B) $17.0 million aggregate principal amount of senior subordinated debt and (C) $65.6 million of investments in equity securities.

        For the year ended December 31, 2005, we issued 31 new commitments in an aggregate amount of $528.9 million ($464.9 million to new portfolio companies and $64.0 million to existing portfolio companies). During the year ended December 31, 2005, we funded $504.3 million of such commitments ($440.3 million to new portfolio companies and $64.0 million to existing portfolio companies). The weighted average yield of debt and income producing equity securities funded in connection with such investments was approximately 10.50%.

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

        The Investment Adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, we grade all loans on a scale of 1 to 4 no less frequently than quarterly. This system is intended to reflect the performance of the borrower's business, the collateral coverage of the loans and other factors considered relevant. Under this system, loans with a grade of 4 involve the least amount of risk in our portfolio. The borrower is performing above expectations and the trends and risk factors are generally favorable. Loans graded 3 involve a level of risk that is similar to the risk at the time of origination. The borrower is performing as expected and the risk factors are neutral to favorable. All new loans are initially graded 3. Loans graded 2 involve a borrower performing below expectations and indicates that the loan's risk has increased materially since origination. The borrower is generally out of compliance with debt covenants, however, loan payments are generally not more than 120 days past due. For loans graded 2, we increase procedures to monitor the borrower. A loan grade of 1 indicates that the borrower is performing materially below expectations and that the loan risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans graded 1 are not anticipated to be repaid in full. As of December 31, 2006, the weighted average investment grade of the debt in our portfolio was 3.0. The weighted average investment grade of the debt in our portfolio as of December 31, 2005 was 3.1. The distribution of the grades of our portfolio companies as of December 31, 2006 and December 31, 2005 is as follows:

	December 31, 2006		December 31, 2005
	Fair Value	Number of Companies	Fair Value	Number of Companies
Grade 1	$504,206	1	$—	—
Grade 2	14,206,419	1	29,789,133	2
Grade 3	1,189,399,643	56	463,428,666	32
Grade 4	31,711,568	2	92,750,576	4

	$1,235,821,836	60	$585,968,375	38

        As of December 31, 2006, the weighted average yield of the debt and income producing equity securities in our portfolio was approximately 11.95%.    As of December 31, 2006, the weighted average yield on our entire portfolio was 10.79%. The weighted average yield on our senior term debt, senior subordinated debt and income producing equity securities was 11.52%, 13.16% and 10.00%, respectively. Of the senior term debt, the weighted average yield attributable to first lien senior term debt and second lien senior term debt was 11.22% and 11.94%, respectively.

        As of December 31, 2005, the weighted average yield of the debt and income producing equity securities in our portfolio was approximately 11.25%.    As of December 31, 2005, the weighted average yield on our entire portfolio was 10.88%. The weighted average yield on our senior term debt, senior subordinated debt and income producing equity securities was 10.56%, 14.71% and 8.82%, respectively. Of the senior term debt, the weighted average yield attributable to first lien senior term debt and second lien senior term debt was 9.38% and 11.49%, respectively.

RESULTS OF OPERATIONS

For the years ended December 31, 2006 and December 31, 2005

        Operating results for the years ended December 31, 2006 and December 31, 2005 are as follows:

	For the Year Ended December 31,
	2006	2005
Total Investment Income	$120,020,908	$41,850,477
Total Expenses	58,458,015	14,568,677

Net Investment Income Before Income Taxes	61,562,893	27,281,800
Income Tax Expense, Including Excise Tax	4,931,288	158,000

Net Investment Income	56,631,605	27,123,800
Net Realized Gains	27,616,431	10,341,713
Net Unrealized Gains (Losses)	(14,552,714)	4,385,563

Net Increase in Stockholders' Equity Resulting From Operations	$69,695,322	$41,851,076

Investment Income

        For the year ended December 31, 2006, total investment income increased $78.2 million, or 187%, over the year ended December 31, 2005. Interest income from investments increased $64.4 million, or 190%, to $98.3 million for the year ended December 31, 2006 from $34.0 million for the comparable period in 2005. The increase in interest income from investments was primarily due to the increase in the size of the portfolio. The average investments, at fair value, for the year increased from $323.2 million for the year ended December 31, 2005 to $871.0 million in the comparable period in 2006. Of the approximately $64.4 million in interest income from investments, non-cash PIK interest income was $6.3 million. Capital structuring service fees increased $10.8 million, or 206%, to $16.0 million for the year ended December 31, 2006 from $5.2 million for the comparable period in 2005. The increase in capital structuring service fees was primarily due to the increased number of originations. The number of commitments increased from 31 during the year ended December 31, 2005 to 54 during the comparable period in 2006.

Operating Expenses

        For the year ended December 31, 2006, total expenses increased $43.9 million, or 301%, over the year ended December 31, 2005. Base management fees increased $8.5 million, or 165%, to $13.6 million for the year ended December 31, 2006 from $5.1 million for the comparable period in 2005, primarily due to the increase in the size of the portfolio. Incentive fees related to pre-incentive fee net investment income increased $12.8 million, or 399%, to $16.1 million for the year ended December 31, 2006 from $3.2 million for the comparable period in 2005, primarily due to the increase in the size of the portfolio and the related increase in net investment income. Incentive fees related to realized gains increased $2.5 million, or 252%, to $3.4 million for the year ended December 31, 2006 from $979,000 for the comparable period in 2005, primarily due to lower net realized gains and higher gross unrealized depreciation recognized during the year ended December 31, 2006 as compared to the year ended December 31, 2005. Net realized gains increased from $10.3 million during the year ended December 31, 2005 to $27.6 million during the year ended December 31, 2006. Gross unrealized depreciation increased from $6.8 million during the year ended December 31, 2005 to $8.9 million during the year ended December 31, 2006. Interest expense and credit facility fees increased $17.1 million, or 1,175%, to $18.6 million for the year ended December 31, 2006 from $1.5 million for the comparable period in 2005, primarily due to the significant increase in the borrowings outstanding. The average outstanding borrowings during the year ended December 31, 2005 was $17.9 million compared to average outstanding borrowings of $262.4 million for the comparable period in 2006. The increase in interest expense and credit facility fees was also due to an increase in the amortization of debt issuance costs, which was $1.8 million for the year ended December 31, 2006 compared to $465,000 for the comparable period in 2005. The increase in the amortization of debt issuance costs was primarily due to additional debt issuance costs capitalized during the end of 2005 as a result of entering into the Revolving Credit Facility and increasing the borrowing capacity of the CP Funding Facility, and also due to additional debt issuance costs capitalized during the year ended December 31, 2006 related to the Debt Securitization.

Income Tax Expense, Including Excise Tax

        The Company has qualified and elected and intends to continue to qualify and elect for the tax treatment applicable to regulated investment companies under Subchapter M of the Internal Revenue Code of 1986 (the "Code"), as amended, and, among other things, has made and intends to continue to make the requisite distributions to its stockholders which will relieve the Company from Federal income taxes.

        Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4%

excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended December 31, 2006 and December 31, 2005 provisions of approximately $570,000 and $158,000, respectively, were recorded for Federal excise tax.

        Certain of our wholly owned subsidiaries are subject to Federal and state income taxes. For the year ended December 31, 2006, we recorded a tax provision of approximately $4.4 million for these subsidiaries. There was no provision recorded for the year ended December 31, 2005.

Net Realized Gains/Losses

        During the year ended December 31, 2006, the Company had $457.7 million of sales and repayments resulting in $27.6 million of net realized gains. Net realized gains were comprised of $27.7 million of gross realized gains and $101,000 of gross realized losses. The most significant realized gains during the year ended December 31, 2006 were as a result of the sales and repayments of the investments in CICQ, LP ("CICQ"), United Site Services, Inc. and GCA Services Group, Inc. of $18.6 million, $4.5 million and $1.0 million, respectively. During the year ended December 31, 2005, the Company had $118.8 million of sales and repayments resulting in $10.3 million of net realized gains. Net realized gains were comprised of $10.5 million of gross realized gains and $145,000 of gross realized losses. The most significant realized gains during the period were as a result of the sales of the investments in Reef Holdings, Inc. ("Reef"), Esselte, Inc. ("Esselte") and Billing Concepts, Inc. ("BCI") of $4.8 million, $2.4 million and $1.8 million, respectively.

Net Unrealized Gains/Losses on Investments

        For the year ended December 31, 2006, the Company's investments had a decrease in net unrealized gains/losses of $14.6 million, which was comprised of $9.2 million in unrealized appreciation, $8.9 million in unrealized depreciation and $14.9 million relating to the reversal of prior period net unrealized appreciation. The most significant changes in net unrealized appreciation were the unrealized appreciation for the investment in CICQ of $4.0 million, the unrealized appreciation for the investment in Universal Trailer Corporation ("Universal") of $3.4 million and the unrealized appreciation for the investment in Varel Holdings, Inc. of $1.0 million, offset by the unrealized depreciation of $6.5 million for the investment in Berkline/Benchcraft Holdings LLC ("Berkline") and unrealized depreciation of $2.4 million for the investment in Making Memories Wholesale, Inc. The reversal of the prior period net unrealized appreciation was primarily due to the reversal of the appreciation of $13.3 million for the investment in CICQ.

        For the year ended December 31, 2005, the Company's investments had an increase in net unrealized gains/losses of $4.4 million, which was comprised of $15.5 million in unrealized appreciation, $6.8 million in unrealized depreciation and $4.3 million relating to the reversal of prior period unrealized net appreciation. The most significant changes in net unrealized appreciation were unrealized appreciation of $9.3 million for the investment in CICQ and $4.8 million for the investment in Reef, offset by the unrealized depreciation in Berkline of $1.8 million and Universal of $3.4 million. The reversal of the prior period net unrealized appreciation was primarily due to the reversal of the appreciation of $4.8 million for the investment in Reef which was realized during 2005.

Net Increase in Stockholders' Equity Resulting From Operations

        Net increase in stockholders' equity resulting from operations for the year ended December 31, 2006 was $69.7 million. Based on the weighted average shares outstanding during the year ended December 31, 2006, our net increase in stockholders' equity resulting from operations per common share was $1.61.

        Net increase in stockholders' equity resulting from operations for the year ended December 31, 2005 was $41.9 million. Based on the weighted average shares outstanding during the year ended December 31, 2005, our net increase in stockholders' equity resulting from operations per common share was $1.78.

For the year ended December 31, 2005 and the period from June 23, 2004 (inception) through December 31, 2004

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

        Operating results for the year ended December 31, 2005 and the period from June 23, 2004 (inception) through December 31, 2004 are as follows:

	For the Year Ended December 31, 2005	For the Period from June 23, 2004 (inception) Through December 31, 2004
Total Investment Income	$41,850,477	$4,380,848
Total Expenses	14,568,677	1,665,753

Net Investment Income Before Income Taxes	27,281,800	2,715,095
Income Tax Expense, Including Excise Tax	158,000	—

Net Investment Income	27,123,800	2,715,095
Net Realized Gains	10,341,713	244,446
Net Unrealized Gains	4,385,563	230,947

Net Increase in Stockholders' Equity Resulting From Operations	$41,851,076	$3,190,488

Investment Income

        Investment income for the year ended December 31, 2005 was approximately $41.9 million compared to approximately $4.4 million for the period from June 23, 2004 (inception) through December 31, 2004. The increase was primarily from the use of the proceeds from the additional common stock offerings completed in 2005 to fund additional investments, and as a result of a full year of operations for the year ended December 31, 2005 as compared to our limited operations during the prior period. For the year ended December 31, 2005 investment income consisted of approximately $34.0 million in interest income from investments, $1.5 million in interest income from cash and cash equivalents, $745,000 in dividend income, $5.2 million in capital structuring service fees from the closing of newly originated loans, and $447,000 in facility fees and other income. Of the approximately $34.0 million in interest income from investments, non-cash PIK interest income was $3.1 million. For the period from June 23, 2004 (inception) through December 31, 2004 investment income consisted of approximately $3.6 million in interest income from investments, $39,000 in interest income from cash and cash equivalents, $191,000 in dividend income, $542,000 in capital structuring service fees from the closing of newly originated loans, and $34,000 in facility fees and other income. Of the approximately $3.6 million in interest income from investments, non-cash PIK interest income was $509,000.

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

Net Realized Gains/Losses

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

Net Unrealized Gains/Losses on Investments

        During the year ended December 31, 2005, the Company's investments had an increase in net unrealized gains/losses on investments of $4.4 million as compared to $231,000 for the period from June 23, 2004 (inception) through December 31, 2004. The increase in net unrealized gains/losses on investments was primarily a result of the appreciation of one investment offset by the depreciation of several other investments during the year ended December 31, 2005.

Net Increase in Stockholders' Equity Resulting From Operations

        Net increase in stockholders' equity resulting from operations for the year ended December 31, 2005 was approximately $41.9 million compared to $3.2 million for the period from June 23, 2004 (inception) through December 31, 2004. Our net increase in stockholders' equity resulting from operations per common share for the year ended December 31, 2005 was $1.78 compared to $0.29 for the period from June 23, 2004 (inception) through December 31, 2004.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

        Since the Company's inception, the Company's liquidity and capital resources have been generated primarily from the net proceeds of its initial public offering and subsequent add-on public offerings of common stock, the Debt Securitization (as defined below), advances from the CP Funding Facility and the Revolving Credit Facility, as well as cash flows from operations. We received approximately $156.4 million in proceeds net of underwriting and offering costs (net of $2.5 million in underwriting costs originally paid by the Investment Adviser and subsequently reimbursed by the Company in 2006) from our October 8, 2004 initial public offering, approximately $183.9 million in proceeds net of underwriting and offering costs from our March 23, 2005 add-on public offering, $213.5 million in proceeds net of underwriting and offering costs from our October 18, 2005 add-on public offering, $162.0 million in proceeds net of underwriting and offering costs from our July 18, 2006 add-on public offering and $57.3 million in proceeds net of underwriting and offering costs from our December 19, 2006 add-on public offering (the "December Add-on Offering") (including proceeds received after December 31, 2006 as a result of the underwriter exercising its over-allotment option). As of December 31, 2006, total market capitalization for the Company was $994.4 million compared to $609.2 million as of December 31, 2005.

        On July 7, 2006, through ARCC CLO, we completed a $400.0 million debt securitization where approximately $314.0 million principal amount of asset-backed notes (including $50.0 million revolving notes, of which $40.0 million have not been drawn down as of December 31, 2006) were issued to third parties and secured by a pool of middle market loans that have been purchased or originated by the Company. We retained approximately $86.0 million of certain BBB and non-rated securities in the debt securitization. The blended pricing of the CLO Notes, excluding fees, is approximately 3-month LIBOR plus 34 basis points. The Debt Securitization is an on-balance-sheet financing for the Company. As of December 31, 2006, $274.0 million in outstanding notes was outstanding under the Debt Securitization (not including the Retained Notes). The CLO Notes mature on December 20, 2019.

        A portion of the proceeds from our public offerings and the Debt Securitization were used to repay outstanding indebtedness under the CP Funding Facility and the Revolving Credit Facility. The remaining unused portion of the proceeds from our public offerings was used to fund investments in portfolio companies in accordance with our investment objectives and strategies.

        The weighted average interest rate and weighted average maturity of all our outstanding borrowings as of December 31, 2006 were 6.06% and 9.0 years, respectively. As of December 31, 2006 and December 31, 2005, the fair value of investments and cash and cash equivalents, and the outstanding borrowings under the Debt Securitization, CP Funding Facility and the Revolving Credit Facility were as follows:

	December 31, 2006	December 31, 2005
Cash and cash equivalents	$91,538,878	$16,613,334
Senior term debt	791,677,723	338,467,061
Senior notes	10,000,000	10,000,000
Senior subordinated debt	299,877,755	130,042,698
Collateralized debt obligations	—	17,386,561
Equity securities	134,266,358	90,072,055

Total	$1,327,360,714	$602,581,709

Outstanding borrowings	$482,000,000	$18,000,000

        As of December 31, 2006, the available amount for borrowing under the CP Funding Facility was $350.0 million (see Note 7 to the consolidated financial statements for more detail of the CP Funding Facility arrangement). As of December 31, 2006, there was $15.0 million outstanding under the CP Funding Facility. The CP Funding Facility expires on October 31, 2007 unless extended prior to such date with the consent of the lenders. As of December 31, 2006, the available amount for borrowing under the Revolving Credit Facility was $250 million (see Note 8 to the consolidated financial statements for more detail of the Revolving Credit Facility arrangement). As of December 31, 2006, there was $193.0 million outstanding under the Revolving Credit Facility. The Revolving Credit Facility expires on December 28, 2010.

        For the year ended December 31, 2006, average total assets was $944.5 million. The ratio of total debt outstanding to stockholders' equity as of December 31, 2006 was 0.61:1.00 compared to 0.03:1.00 as of December 31, 2005.

        A summary of our contractual payment obligations as of December 31, 2006 are as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
CP Funding Facility payable	$15,000,000	$15,000,000	—	—	—
Revolving Credit Facility payable	$193,000,000	—	—	$193,000,000	—
CLO Notes	$274,000,000	—	—	—	$274,000,000

Total Debt	$482,000,000	$15,000,000	—	$193,000,000	$274,000,000

OFF BALANCE SHEET ARRANGEMENTS

        As of December 31, 2006, the Company had committed to make a total of approximately $79.0 million of investments in various revolving senior secured loans. As of December 31, 2006, $45.2 million was unfunded. Included within the $79.0 million commitment in revolving secured loans is a commitment to issue up to $3.7 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. As of December 31, 2006, the Company had $2.8 million in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability. Of these letters of credit, $2.3 million expire on September 30, 2007 and $500,000 expire on July 31, 2007. These letters of credit may be extended under substantially similar terms for additional one-year terms at the Company's option until the revolving line of credit, under which the letters of credit were issued, matures on September 30, 2011.

        As of December 31, 2006, the Company was subject to a subscription agreement to fund up to $10.0 million of equity commitments in a private equity investment partnership. As of December 31, 2006, $225,000 was funded to this partnership.

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

RECENT DEVELOPMENTS

        On January 8, 2007, the underwriter exercised its over-allotment option of 409,500 shares of common stock granted in the December Add-on Offering at $18.50 per share less an underwriting discount and commissions totaling $0.19 per share. Total proceeds received from the sale of common stock pursuant to the over-allotment option, net of the underwriter's discount and offering costs, were approximately $7.5 million.

        On February 9, 2007, we completed a public add-on offering (the "February Add-on Offering") of 1,382,078 shares of common stock (including the underwriter's over-allotment option of 180,271 shares) at $19.95 per share, less an underwriting discount and commissions totaling $0.25 per share. Total proceeds received from the February Add-on Offering, net of the underwriter's discount and offering costs, were approximately $27.0 million.

        On March 1, 2007, in accordance with the "accordion" feature of the Revolving Credit Facility, we increased the aggregate principal amount of the Revolving Credit Facility by $100.0 million to a total of $350.0 million.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

        We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.

Interest Rate Risk

        As of December 31, 2006, approximately 41% of the investments at fair value in our portfolio were at fixed rates while approximately 50% were at variable rates. In addition, the Facilities and the CLO Notes are variable rate debt.

        To illustrate the potential impact of changes in interest rates, we have performed the following analysis based on our December 31, 2006 balance sheet and assuming no changes in our investment and borrowing structure. Under this analysis, a 100 basis point, or 1%, increase in the various base rates would result in an increase in interest income of approximately $7,959,000 and an increase in interest expense of $4,820,000 over the next 12 months. A 100 basis point decrease in the various base rates would result in a decrease in interest income of approximately $7,959,000 and a decrease in interest expense of $4,820,000 over the next 12 months.

        On January 7, 2005, we entered into a costless collar agreement in order to manage the exposure to changing interest rates related to the Company's fixed rate investments. The costless collar agreement was for a notional amount of $20 million, has a cap of 6.5%, a floor of 2.72% and matures in 2008. The costless collar agreement allows us to receive an interest payment when the 3-month LIBOR exceeds 6.5% and obligates us to pay an interest payment when the 3-month LIBOR is less than 2.72%. The costless collar resets quarterly based on the 3-month LIBOR. As of December 31, 2006, the 3-month LIBOR was 5.36%. As of December 31, 2006, these derivatives had no fair value.

        While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

Portfolio Valuation

        Investments for which market quotations are readily available are valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our board of directors based on the input of our management and audit committee. In addition, the board of directors currently receives input from independent valuation firms that have been engaged at the direction of the board to value each portfolio security at least once during a trailing 12 month period. The valuation process is conducted at the end of each fiscal quarter, with approximately a quarter of our portfolio companies subject to valuation by the independent valuation firm each quarter. The types of factors that the board may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

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

        With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

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

Item 8. Financial Statements And Supplementary Data

        See the Index to Consolidated Financial Statements on page F-1.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

        None.

Item 9A. Controls And Procedures

        (a)   Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the Company's President and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon such evaluation, the Company's President and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2006, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures, include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        (b)   Management's Report on Internal Controls over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934). Under the supervision and with the participation of management, including the President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2006. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        (c)   Attestation Report of the Registered Public Accounting Firm. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on management's assessment of the Company's internal control over financial reporting, which is set forth under the heading "Report of Independent Registered Public Accounting Firm" on page F-3.

        (d)   Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

        Effective on March 6, 2007, Richard S. Davis replaced Daniel F. Nguyen as Chief Financial Officer of the Company. Mr. Nguyen will continue to serve as an officer of the Company and was appointed Treasurer by our board of directors.

        Mr. Davis joined Ares Management LLC in June 2006 as Executive Vice President—Finance and Co-Chief Operating Officer. From December 1997 to May 2006, Mr. Davis was with Arden Realty, Inc., a real estate investment trust, serving as its Executive Vice President and Chief Financial Officer from July 2000. From 1996 to 1997, Mr. Davis was with Catellus Development Corporation where he was responsible for accounting and finance for the asset management and development divisions. From 1985 to 1996, Mr. Davis served as a member of the audit staff of both KPMG LLP and Price Waterhouse LLP. Mr. Davis is a Certified Public Accountant and a member of the American Institute of CPAs. Mr. Davis received his Bachelor of Science Degree in Accounting from the University of Missouri at Kansas City.

PART III

Item 10. Directors And Executive Officers Of The Registrant

        The information required by this item will be contained in the Registrant's definitive Proxy Statement for its 2007 Annual Stockholder Meeting, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, and is incorporated herein by reference.

Item 11. Executive Compensation

        The information required by this item will be contained in the Registrant's definitive Proxy Statement for its 2007 Annual Stockholder Meeting, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, and is incorporated herein by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

        The information required by this item will be contained in the Registrant's definitive Proxy Statement for its 2007 Annual Stockholder Meeting, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, and is incorporated herein by reference.

Item 13. Certain Relationships And Related Transactions

        The information required by this item will be contained in the Registrant's definitive Proxy Statement for its 2007 Annual Stockholder Meeting, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, and is incorporated herein by reference.

Item 14. Principal Accountant Fees And Services

        The information required by this item will be contained in the Registrant's definitive Proxy Statement for its 2007 Annual Stockholder Meeting, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, and is incorporated herein by reference.

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
10.10
Sale and Servicing Agreement, dated as of November 3, 2004, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation as servicer, certain conduits and institutional lenders agented by Wachovia Capital Markets, LLC, U.S. Bank National Association, as trustee, and Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as the backup servicer(3)
10.11
Amendment No. 2 to Sale and Servicing Agreement, dated as of April 8, 2005, among Ares Capital CP Funding LLC, Ares Capital Corporation, each of the Conduit Purchasers and Institutional Purchasers from time to time party thereto, each of the Purchaser Agents from time to time party thereto, Wachovia Capital Markets, LLC, as administrative agent, U.S. Bank National Association, as trustee, and Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as the backup servicer(6)

10.12
Amendment No. 3 to Sale and Servicing Agreement, dated as of October 31, 2005, among Ares Capital CP Funding LLC, Ares Capital Corporation, each of the Conduit Purchasers and Institutional Purchasers from time to time party thereto, each of the Purchaser Agents from time to time party thereto, Wachovia Capital Markets, LLC, as administrative agent, U.S. Bank National Association, as trustee, and Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as the backup servicer(9)
10.13
Amendment No. 4 to Sale and Servicing Agreement, dated as of November 14, 2005, among Ares Capital CP Funding LLC, Ares Capital Corporation, each of the Conduit Purchasers and Institutional Purchasers from time to time party thereto, each of the Purchaser Agents from time to time party thereto, Wachovia Capital Markets, LLC, as administrative agent, U.S. Bank National Association, as trustee, and Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as the backup servicer(7)
10.14	Senior Secured Revolving Credit Agreement, dated as of December 28, 2005, among Ares Capital Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent(8)
10.15
Sale and Servicing Agreement, dated as of July 7, 2006, among ARCC Commercial Loan Trust 2006, as issuer, ARCC CLO 2006 LLC, as trust depositor, Ares Capital Corporation, as originator and as servicer, U.S. Bank National Association, as trustee and as collateral administrator, Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as backup servicer, and Wilmington Trust Company, as owner trustee(10)
10.16	Commercial Loan Sale Agreement, dated as of July 7, 2006, between Ares Capital Corporation and ARCC CLE 2006 LLC(10)
10.17	Indenture, dated as of July 7, 2006, between ARCC Commercial Loan Trust 2006 and U.S. Bank National Association(10)
10.18	Amended and Restated Trust Agreement, dated as of July 7, 2006, among ARCC CLO 2006 LLC, Wilmington Trust Company and U.S. Bank National Association(10)
10.19	Collateral Administration Agreement, dated as of July 7, 2006, among ARCC Commercial Loan Trust 2006, Ares Capital Corporation and U.S. Bank National Association(10)
10.20	Master Participation Agreement, dated as of July 7, 2006, between Ares Capital CP Funding LLC and Ares Capital Corporation(10)
10.21	Class A-1A VFN Purchase Agreement, dated as of July 7, 2006, among ARCC Commercial Loan Trust 2006, U.S. Bank National Association and other Class A-1A VFN noteholders party thereto(10)
10.22
Amendment No. 6 to Sale and Servicing Agreement, dated as of November 1, 2006, among Ares Capital CP Funding LLC, Ares Capital Corporation, each of the Conduit Purchasers and Institutional Purchasers from time to time party thereto, each of the Purchaser Agents from time to time party thereto, Wachovia Capital Markets, LLC, as administrative agent, U.S. Bank National Association, as trustee, and Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as the backup servicer(11)
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

(1)
Previously filed with the Registrant's pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on September 17, 2004.

(2)
Previously filed with the Registrant's pre-effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on September 28, 2004.

(3)
Previously filed with the Registrant's Form 8-K dated as of November 8, 2004.

(4)
Previously filed with the Registrant's pre-effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 9, 2005.

(5)
Previously filed with the Registrant's Form 8-K dated as of October 12, 2004.

(6)
Previously filed with the Registrant's Form 8-K dated as of April 8, 2005.

(7)
Previously filed with the Registrant's Form 8-K dated as of November 14, 2005.

(8)
Previously filed with the Registrant's Form 8-K dated as of December 28, 2005.

(9)
Previously filed with the Registrant's Form 10-K for the year ended December 31, 2005.

(10)
Previously filed with the Registrant's Form 10-Q dated as of August 9, 2006 as Exhibit Numbers 10.3 through 10.8, as applicable.

(11)
Previously filed with the Registrant's Form 10-Q dated as of November 8, 2006, as Exhibit Number 10.1.

*
Filed herewith.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2006 and 2005	F-4
Consolidated Schedule of Investments as of December 31, 2006 and 2005	F-5
Consolidated Statements of Operations for the years ended December 31, 2006 and December 31, 2005 and for the period from June 23, 2004 (inception) through December 31, 2004	F-18
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2006 and December 31, 2005 and for the period from June 23, 2004 (inception) through December 31, 2004	F-19
Consolidated Statements of Cash Flows for the year ended December 31, 2006 and December 31, 2005 and for the period from June 23, 2004 (inception) through December 31, 2004	F-20
Notes to Consolidated Financial Statements	F-21

Report of Independent Registered Public Accounting Firm

The Board of Directors
Ares Capital Corporation:

        We have audited the accompanying consolidated balance sheets of Ares Capital Corporation (and subsidiaries) (the Company) as of December 31, 2006 and 2005, including the consolidated schedule of investments as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years ended December 31, 2006 and 2005 and the period from June 23, 2004 (inception) through December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial highlights based on our audits.

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

        In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Ares Capital Corporation (and subsidiaries) as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 and the period from June 23, 2004 (inception) through December 31, 2004, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2007 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Los Angeles, CA
March 6, 2007

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

The Board of Directors
Ares Capital Corporation:

        We have audited management's assessment, included in the accompanying Annual Report, that Ares Capital Corporation (and subsidiaries) (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Ares Capital Corporation (and subsidiaries) maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Ares Capital Corporation (and subsidiaries) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ares Capital Corporation (and subsidiaries) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006 and 2005 and the period from June 23, 2004 (inception) through December 31, 2004, our report dated March 6, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Los Angeles, CA
March 6, 2007

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2006	December 31, 2005
ASSETS
Investments at fair value (amortized cost of $1,245,758,040 and $581,351,865, respectively)
Non-control/Non-affiliate investments	$991,529,464	$515,184,991
Affiliate investments	244,292,372	70,783,384

Total investments at fair value	1,235,821,836	585,968,375
Cash and cash equivalents	91,538,878	16,613,334
Receivable for open trades	1,026,053	1,581,752
Interest receivable	10,121,104	5,828,098
Other assets	9,483,083	3,653,585

Total assets	$1,347,990,954	$613,645,144

LIABILITIES
Debt	$482,000,000	$18,000,000
Reimbursed underwriting costs payable to the Investment Adviser	—	2,475,000
Dividend payable	—	12,889,225
Payable for open trades	60,000,000	5,500,000
Accounts payable and accrued expenses	2,027,948	1,222,678
Management and incentive fees payable	12,485,016	3,478,034
Interest and facility fees payable	2,044,586	313,930
Interest payable to the Investment Adviser	—	154,078

Total liabilities	558,557,550	44,032,945

Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 52,036,527 and 37,909,484 common shares issued and outstanding, respectively	52,037	37,910
Capital in excess of par value	785,192,573	559,192,554
Accumulated undistributed net investment income	7,038,469	—
Accumulated net realized gain on sale of investments	7,086,529	5,765,225
Net unrealized (depreciation) appreciation on investments	(9,936,204)	4,616,510

Total stockholders' equity	789,433,404	569,612,199

Total liabilities and stockholders' equity	$1,347,990,954	$613,645,144

NET ASSETS PER SHARE	$15.17	$15.03

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2006

Company(1)	Industry	Investment	Interest(17)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Healthcare—Services
American Renal Associates, Inc.	Dialysis provider	Senior secured loan ($2,688,524 par due 12/2010)	9.37% (Libor+ 4.00%/S)	12/14/05	$2,688,524	$2,688,524	$1.00	(3)
		Senior secured loan ($377,049 par due 12/2010)	10.75% (Base Rate + 2.50%/D)	12/14/05	377,049	377,049	$1.00	(3)
		Senior secured loan ($5,803,279 par due 12/2011)	9.87% (Libor + 4.50%/S)	12/14/05	5,803,279	5,803,279	$1.00	(3)
		Senior secured loan ($54,098 par due 12/2011)	11.25% (Base Rate + 3.00%/D)	12/14/05	54,098	54,098	$1.00	(3)
		Senior secured loan ($393,741 par due 12/2011)	12.37% (Libor + 7.00%/S)	12/14/05	393,741	393,741	$1.00	(3)
		Senior secured loan ($261,997 par due 12/2011)	12.37 (Libor + 7.00%/S)	12/14/05	261,997	261,997	$1.00	(3)
		Senior secured loan ($3,937,406 par due 12/2011)	12.37% (Libor + 7.00% /Q)	12/14/05	3,937,406	3,937,406	$1.00
		Senior secured loan ($2,619,971 par due 12/2011)	12.37% (Libor + 7.00% /Q)	12/14/05	2,619,971	2,619,971	$1.00	(3)
Capella Healthcare, Inc.	Acute care hospital operator	Junior secured loan ($31,000,000 par due 11/2013)	11.36% (Libor +6.00%/Q)	12/1/05	31,000,000	31,000,000	$1.00
DSI Renal, Inc.	Dialysis provider	Senior subordinated note ($60,940,868 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/06	60,940,868	60,940,868	$1.00	(4)
		Senior subordinated note ($5,050,125 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/06	5,050,125	5,050,125	$1.00	(4)(3)
		Senior secured revolving loan ($4,000,000 par due 3/2013)	8.38% (Libor + 3.00%/Q)	4/4/06	4,000,000	4,000,000	$1.00
		Senior secured revolving loan ($960,000 par due 3/2013)	8.38% (Libor + 3.00%/Q)	4/4/06	960,000	960,000	$1.00
		Senior secured revolving loan ($1,600,000 par due 3/2013)	8.38% (Libor + 3.00%/Q)	4/4/06	1,600,000	1,600,000	$1.00
		Senior secured revolving loan ($1,600,000 par due 3/2013)	8.38% (Libor + 3.00%/Q)	4/4/06	1,600,000	1,600,000	$1.00
		Senior secured revolving loan ($2,096,000 par due 3/2013)	10.75% (Base Rate + 2.50%/D)	4/4/06	2,096,000	2,096,000	$1.00
OnCURE Medical Corp.	Radiation oncology care	Senior subordinated note ($23,318,089 par due 8/2013)	11.00% cash, 1.50% PIK	8/18/06	23,318,089	23,318,089	$1.00	(4)
	provider	Senior secured loan ($3,403,750 par due 8/2011)	8.94% (Libor + 3.50%/S)	8/23/06	3,403,750	3,403,750	$1.00
		Common stock (857,143 shares)		8/18/06	3,000,000	3,000,000	$3.50	(5)
Triad Laboratory Alliance, LLC	Laboratory services	Senior subordinated note ($14,829,356 par due 12/2012)	12.00% cash, 1.75% PIK	12/21/05	14,829,356	14,829,355	$1.00	(4)
		Senior secured loan ($6,930,000 par due 12/2011)	8.61% (Libor + 3.25%/Q)	12/21/05	6,930,000	6,930,000	$1.00
		Senior secured loan ($2,970,000 par due 12/2011)	8.61% (Libor + 3.25%/Q)	12/21/05	2,970,000	2,970,000	$1.00	(3)

					177,834,253	177,834,252			22.53%

Printing, Publishing and Media
Canon Communications	Print publications	Junior secured loan ($7,525,000 par due 11/2011)	12.10% (Libor + 6.75%/M)	5/25/05	7,525,000	7,525,000	$1.00
LLC	services	Junior secured loan ($4,250,000 par due 11/2011)	12.10% (Libor + 6.75%/M)	5/25/05	4,250,000	4,250,000	$1.00	(2)
		Junior secured loan ($12,000,000 par due 11/2011)	12.10% (Libor + 6.75%/M)	5/25/05	12,000,000	12,000,000	$1.00	(3)
Daily Candy, Inc.(11)	Internet publication	Senior secured loan ($12,422,111 par due 5/2009)	10.36% (Libor + 5.00%/S)	5/25/06	12,744,556	12,422,111	$1.00
	provider	Senior secured loan ($11,577,889 par due 5/2009)	10.36% (Libor + 5.00%/S)	5/25/06	11,878,414	11,577,889	$1.00	(3)

		Senior secured loan ($388,191 par due 5/2009)	10.36% (Libor + 5.00%/Q)	5/25/06	398,267	388,191		$1.00
		Senior secured loan ($361,809 par due 5/2009)	10.36% (Libor + 5.00%Q)	5/25/06	371,200	361,809		$1.00	(3)
		Senior secured loan ($64,698 par due 5/2009)	12.25% (Base Rate + 4.00%/D)	5/25/06	66,378	64,698		$1.00
		Senior secured loan ($60,302 par due 5/2009)	12.25% (Base Rate + 4.00%/D)	5/25/06	61,867	60,302		$1.00	(3)
		Common stock (1,250,000 shares)		5/25/06	2,375,000	2,375,000		$1.90	(5)
		Warrants to purchase 1,381,578 shares		5/25/06	2,624,998	2,624,998		$1.90	(5)
National Print Group, Inc.	Printing management	Senior secured revolving loan ($2,336,173 par due 3/2012)	10.75% (Base Rate + 2.50%/D)	3/2/06	2,336,173	2,336,173		$1.00
	services	Senior secured loan ($5,295,652 par due 3/2012)	8.86% (Libor + 3.50%/Q)	3/2/06	5,295,652	5,295,652		$1.00	(3)
		Senior secured loan ($273,913 par due 3/2012)	10.75% (Base Rate + 2.50%/D)	3/2/06	273,913	273,913		$1.00	(3)
		Senior secured loan ($5,295,652 par due 3/2012)	8.85% (Libor + 3.50%/B)	3/2/06	5,295,652	5,295,652		$1.00	(3)
		Senior secured loan ($2,319,368 par due 8/2012)	12.37% (Libor + 7.00%/Q)	3/2/06	2,319,368	2,319,368		$1.00
		Senior secured loan ($419,763 par due 8/2012)	12.37% (Libor + 7.00%/Q)	3/2/06	419,763	419,763		$1.00	(3)
		Senior secured loan ($1,932,806 par due 8/2012)	12.38% (Libor + 7.00%/Q)	3/2/06	1,932,806	1,932,806		$1.00
		Senior secured loan ($349,802 par due 8/2012)	12.38% (Libor + 7.00%/Q)	3/2/06	349,802	349,802		$1.00	(3)
		Preferred stock (9,344 shares)		3/2/06	2,000,000	2,000,000		$214.04	(5)
The Teaching Company, LLC and The Teaching Company Holdings, Inc.(18)	Education publications provider	Senior secured loan ($28,000,000 par due 9/2012) Senior secured loan ($12,000,000 par due 9/2012) Preferred stock (29,969 shares) Common stock (15,393 shares)	10.50% 10.50%	9/29/06 9/29/06 9/29/06 9/29/06	28,000,000 12,000,000 2,996,921 3,079	28,000,000 12,000,000 2,996,921 3,079	$ $ $ $	1.00 1.00 100.00 1.00	(3) (5) (5)

					117,518,809	116,873,127				14.80%

Manufacturing
Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan ($6,000,000 par due 4/2010)	10.36% (Libor + 5.00%/Q)	3/28/05	6,038,283	6,000,000		$1.00	(3)
Emerald Performance Materials, LLC	Polymers and performance	Senior secured loan ($10,421,053 par due 5/2011)	9.60% (Libor + 4.25%/B)	5/16/06	10,421,053	10,421,053		$1.00	(3)
	materials manufacturer	Senior secured loan ($3,736,842 par due 5/2011)	11.35% (Libor + 6.00%/M)	5/16/06	3,736,842	3,736,842		$1.00
		Senior secured loan ($1,526,316 par due 5/2011)	11.35% (Libor + 6.00%/M)	5/16/06	1,526,316	1,526,316		$1.00	(3)
		Senior secured loan ($4,210,526 par due 5/2011)	13.00%	5/16/06	4,210,526	4,210,526		$1.00
Qualitor, Inc.	Automotive aftermarket	Senior secured loan ($1,960,000 par due 12/2011)	9.61% (Libor + 4.25%/Q)	12/29/04	1,960,000	1,960,000		$1.00	(3)
	components supplier	Junior secured loan ($5,000,000 par due 6/2012)	12.61% (Libor + 7.25%/Q)	12/29/04	5,000,000	5,000,000		$1.00	(3)
Professional Paint, Inc.	Paint manufacturer	Junior secured loan ($4,500,000 par due 5/2013)	11.13% (Libor + 5.75%/S)	5/25/06	4,500,000	4,500,000		$1.00
		Junior secured loan ($12,000,000 par due 5/2013)	11.13% (Libor + 5.75%/S)	5/25/06	12,000,000	12,000,000		$1.00	(3)
Reflexite Corporation(10)	Developer and manufacturer of	Senior subordinated loan ($10,616,954 par due 12/2011)	11.00% cash, 3.00% PIK	12/30/04	10,616,954	10,616,954		$1.00	(2)(4)
	high visibility reflective products	Common Stock (1,729,627 shares)		3/28/06	25,682,891	25,682,891		$14.85	(5)

Universal Trailer Corporation(6)	Livestock and	Common stock (50,000 shares)		10/8/04	6,424,645	5,500,000	$110.00	(5)
	specialty trailer manufacturer	Warrants to purchase 22,208 shares		10/8/04	1,505,776	2,442,880	$110.00	(5)
Varel Holdings, Inc.	Drill bit manufacturer	Common stock (30,451 shares)		5/18/05	3,045	1,011,569	$33.22	(5)

					93,626,331	94,609,031			11.98%

Services—Other
American Residential Services, LLC	Plumbing, heating and air-conditioning services	Senior subordinated note ($8,767,425 par due 9/2013)	12.00% Cash, 3.00% PIK	11/9/06	8,767,425	8,767,425	$1.00	(4)
Diversified Collection	Collections services	Senior secured loan ($5,242,026 par due 2/2011)	9.60% (Libor + 4.25%/M)	2/2/05	5,242,026	5,242,026	$1.00	(3)
Services, Inc.		Senior secured loan ($1,742,026 par due 8/2011)	11.35% (Libor + 6.00%/M)	2/2/05	1,742,026	1,742,026	$1.00	(2)
		Senior secured loan ($6,757,974 par due 8/2011)	11.35% (Libor + 6.00%/M)	2/2/05	6,757,974	6,757,974	$1.00	(3)
		Preferred stock (14,927 shares)		5/18/06	169,123	169,123	$11.33	(5)
		Common stock (114,004 shares)		2/2/05	295,270	295,270	$2.59	(5)
GCA Services Group, Inc.	Custodial services	Senior secured loan ($50,000,000 par due 12/2011)	12.00%	12/15/06	50,000,000	50,000,000	$1.00	(4)
NPA Acquisition, LLC	Powersport vehicle	Senior secured loan ($4,533,333 par due 8/2012)	8.57% (Libor + 3.25%/S)	8/28/06	4,533,333	4,533,333	$1.00
	auction operator	Senior secured loan ($400,000 par due 8/2012)	8.60% (Libor + 3.25%/Q)	8/28/06	400,000	400,000	$1.00
		Senior secured loan ($66,667 par due 8/2012)	10.25% (Base Rate + 2.00%/D)	8/28/06	66,667	66,667	$1.00
		Junior secured loan ($2,000,000 par due 2/2013)	12.11% (Libor + 6.75%/Q)	8/23/06	2,000,000	2,000,000	$1.00
		Junior secured loan ($12,000,000 par due 2/2013)	12.11% (Libor + 6.75%/Q)	8/23/06	12,000,000	12,000,000	$1.00	(3)
		Common units (1,709 units)		8/23/06	1,000,000	1,000,000	$585.14	(5)

					92,973,844	92,973,844			11.78%

Containers-Packaging
Captive Plastics, Inc.	Plastics container	Junior secured loan ($15,500,000 par due 2/2012)	12.63% (Libor + 7.25%/Q)	12/19/05	15,500,000	15,500,000	$1.00
	manufacturer	Junior secured loan ($12,000,000 par due 2/2012)	12.63% (Libor + 7.25%/Q)	12/19/05	12,000,000	12,000,000	$1.00	(3)
Industrial Container Services, LLC(8)	Industrial container	Senior secured loan ($11,939,547 par due 9/2011)	11.94% (Libor + 6.50%/S)	9/30/05	11,939,547	11,939,547	$1.00	(3)
	manufacturer,	Senior secured loan ($16,504,747 par due 9/2011)	11.94% (Libor + 6.50%/S)	6/21/06	16,504,747	16,504,747	$1.00
	reconditioner and servicer	Senior secured loan ($9,950,000 par due 9/2011)	11.94% (Libor + 6.50.%/S)	9/30/05	9,950,000	9,950,000	$1.00
		Senior secured revolving loan ($4,130,435 par due 9/2011)	9.88% (Libor + 4.50%/Q)	9/30/05	4,130,435	4,130,435	$1.00
		Senior secured revolving loan ($1,239,130 par due 9/2011)	11.25% (Base Rate + 3.00%/D)	9/30/05	1,239,130	1,239,130	$1.00
		Common stock (1,800,000 shares)		9/29/05	1,800,000	1,800,000	$1.00	(5)
LabelCorp Holdings, Inc.	Consumer product labels	Senior subordinated notes ($9,320,235 par due 9/2012)	12.00% cash, 3.00% PIK	3/16/06	9,320,235	9,320,235	$1.00	(4)
	manufacturer
					82,384,094	82,384,094			10.44%

Restaurants
ADF Capital, Inc. & ADF Restaurant	Restaurant owner and	Senior secured revolving loan ($4,236,726 par due 11/2013)	10.25% (Base Rate + 2.00%/D)	11/27/06	4,236,726	4,236,726	$1.00
Group, LLC	operator	Senior secured loan ($4,937,500 par due 11/2013)	10.25% (Base Rate + 2.00%/D)	11/27/06	4,937,500	4,937,500	$1.00
		Senior secured loan ($23,060,000 par due 11/2012)	14.75% (Base Rate + 6.50%/D)	11/27/06	23,060,000	23,060,000	$1.00

		Senior secured loan ($11,940,000 par due 11/2012)	14.75% (Base Rate + 6.50%/D)	11/27/06	11,940,000	11,940,000	$1.00	(3)
		Warrants to purchase 9,500,000 units		6/1/06	9,488,200	9,500,000	$1.00	(5)
Encanto Restaurants, Inc.(15)	Restaurant owner and	Junior secured loan ($13,170,625 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/06	13,170,625	13,170,625	$1.00	(4)
	operator	Junior secured loan ($12,157,500 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/06	12,157,500	12,157,500	$1.00	(3)(4)

					78,990,551	79,002,351			10.01%

Retail
Savers, Inc and SAI Acquisition	For-profit thrift retailer	Senior subordinated note ($28,220,888 par due 8/2014)	10.00% cash, 2.00% PIK	8/8/06	28,220,888	28,220,888	$1.00	(4)
Corporation		Common stock (1,170,182 shares)		8/8/06	4,500,000	4,500,000	$3.85	(5)
Things Remembered, Inc. and TRM	Personalized gifts retailer	Senior secured loan ($4,800,000 par due 9/2012)	10.10% (Libor + 4.75%/M)	9/28/06	4,800,000	4,800,000	$1.00	(3)
Holdings Corporation		Senior secured loan ($28,000,000 par due 9/2012)	11.35% (Libor + 6.00%/M)	9/28/06	28,000,000	28,000,000	$1.00
		Senior secured loan ($7,200,000 par due 9/2012)	11.35% (Libor + 6.00%/M)	9/28/06	7,200,000	7,200,000	$1.00	(3)
		Preferred stock (80 shares)		9/28/06	1,800,000	1,800,000	$22,500.00	(5)
		Common stock (800 shares)		9/28/06	200,000	200,000	$250.00	(5)

					74,720,888	74,720,888			9.47%

Consumer Products—Non-Durable
AWTP, LLC	Water treatment services	Junior secured loan ($1,600,000 par due 12/2012)	12.86% (Libor + 7.50%/Q)	12/21/05	1,600,000	1,600,000	$1.00
		Junior secured loan ($12,000,000 par due 12/2012)	12.86% (Libor + 7.50%/Q)	12/21/05	12,000,000	12,000,000	$1.00	(3)
Making Memories Wholesale, Inc.(7)	Scrapbooking branded products	Senior secured loan ($7,758,333 par due 3/2011)	9.88% (Libor + 4.50%/Q)	5/5/05	7,758,333	7,758,333	$1.00	(3)
	manufacturer	Senior subordinated loan ($10,204,325 par due 5/2012)	12.50% cash, 2.00% PIK	5/5/05	10,204,325	10,204,325	$1.00	(4)
		Preferred stock (3,759 shares)		5/5/05	3,758,800	1,320,000	$351.16	(5)
Shoes for Crews, LLC	Safety footwear and slip-related	Senior secured loan ($1,248,680 par due 7/2010)	8.61% (Libor + 3.25%/S)	10/8/04	1,256,027	1,256,027	$1.01	(3)
	mats	Senior secured loan ($60,747 par due 7/2010)	8.61% (Libor + 3.25%/Q)	10/8/04	61,104	61,104	$1.01	(3)
		Senior secured loan ($60,747 par due 7/2010)	10.25% (Base Rate + 2.00%/D)	10/8/04	61,104	61,104	$1.01	(3)
		Senior secured revolving loan ($3,333,333 par due 7/2010)	10.25% (Base Rate + 2.00%/D)	6/16/06	3,333,333	3,333,333	$1.00
Tumi Holdings, Inc.	Branded luggage	Senior secured loan ($2,500,000 par due 12/2012)	8.11% (Libor + 2.75%/Q)	5/24/05	2,500,000	2,500,000	$1.00	(3)
	designer, marketer and	Senior secured loan ($5,000,000 par due 12/2013)	8.61% (Libor + 3.25%/Q)	3/14/05	5,000,000	5,000,000	$1.00	(3)
	distributor	Senior subordinated loan ($13,682,839 par due 12/2014)	16.36% (Libor + 6.00% cash, 5.00% PIK/Q)	3/14/05	13,682,839	13,682,839	$1.00	(2)(4)
UCG Paper Crafts, Inc.	Scrapbooking materials	Senior secured loan ($1,985,000 par due 2/2013)	8.60% (Libor + 3.25%/M)	2/23/06	1,985,000	1,985,000	$1.00	(3)
	manufacturer	Junior secured loan ($2,952,625 par due 2/2013)	12.85% (Libor + 7.50%/M)	2/23/06	2,952,625	2,952,625	$1.00
		Junior secured loan ($9,949,875 par due 2/2013)	12.85% (Libor + 7.50%/M)	2/23/06	9,949,875	9,949,875	$1.00	(3)

					76,103,365	73,664,565			9.33%

Financial
Abingdon Investments Limited(13)(15)(16)	Investment company	Ordinary shares (948,500 shares)		12/15/06	9,032,978	9,485,000	$10.00	(5)
Firstlight Financial	Investment company	Senior subordinated loan ($36,000,000 par due 12/2016)	10.00% PIK	12/31/06	36,000,000	36,000,000	$1.00	(4)
Corporation(14)(16)		Common stock (6,000 shares)		12/31/06	6,000,000	6,000,000	$1,000.00	(5)

		Common stock (18,000 shares)		12/31/06	18,000,000	18,000,000	$1,000.00	(5)
Partnership Capital Growth	Investment partnership	Limited partnership interest (25% interest)		6/16/06	225,260	225,260		(5)
Fund I, L.P.(16)
					69,258,238	69,710,260			8.83%

Environmental Services
Mactec, Inc.	Engineering and environmental services	Common stock (186 shares)		11/3/04	—	—	$—	(5)
Waste Pro USA, Inc.	Waste management services	Senior subordinated loan ($25,000,000 par due 11/2013)	11.50%	11/9/06	25,000,000	25,000,000	$1.00
		Preferred stock (15,000 shares)	10.00% PIK	11/9/06	15,000,000	15,000,000	$1,000.00	(4)
		Warrants to purchase 882,671 shares		11/9/06	—	—	$—	(5)
Wastequip, Inc.	Waste management equipment	Junior secured loan ($15,000,000 par due 7/2012)	10.85% (Libor + 5.50%/M)	8/4/05	15,000,000	15,000,000	$1.00
	manufacturer	Junior secured loan ($12,000,000 par due 7/2012)	10.85% (Libor + 5.50%/M)	8/4/05	12,000,000	12,000,000	$1.00	(3)

					67,000,000	67,000,000			8.49%

Education
Equinox SMU Partners LLC and	Medical school operator	Senior secured revolving loan ($1,932,342 par due 12/2010)	13.25% (Base Rate + 5.00%/Q)	1/26/06	1,932,342	1,932,342	$1.00
SMU Acquisition Corp.(9)(15)		Senior secured revolving loan ($3,000,000 par due 12/2010)	11.36% (Libor + 6.00%/B)	1/26/06	3,000,000	3,000,000	$1.00
		Senior secured loan ($4,858,118 par due 12/2010)	11.37% (Libor + 6.00%/Q)	1/26/06	4,858,118	4,858,118	$1.00
		Senior secured loan ($4,966,882 par due 12/2010)	11.37% (Libor + 6.00%/Q)	1/26/06	4,966,882	4,966,882	$1.00	(3)
		Senior secured loan ($1,500,000 par due 12/2010)	11.37% (Libor + 6.00%/Q)	1/26/06	1,500,000	1,500,000	$1.00
		Senior secured loan ($1,500,000 par due 12/2010)	11.37% (Libor + 6.00%/Q)	1/26/06	1,500,000	1,500,000	$1.00	(3)
		Limited liability company membership interest (17.39% interest)		1/25/06	4,000,000	4,000,000		(5)
ELC Acquisition Corporation	Developer, manufacturer and retailer of educational products	Junior secured loan ($8,333,333 par due 11/2013)	12.37% (Libor + 7.00%/Q)	11/30/06	8,333,333	8,333,333	$1.00	(3)
Lakeland Finance, LLC	Private school operator	Senior secured note ($33,000,000 par due 12/2012)	11.50%	12/13/05	33,000,000	33,000,000	$1.00

					63,090,675	63,090,675			7.99%

Business Services
Investor Group Services, LLC	Financial services	Senior secured loan ($1,500,000 par due 6/2011)	12.00%	6/22/06	1,500,000	1,500,000	$1.00	(3)
		Senior secured revolving loan ($500,000 par due 6/2011)	11.04% (Libor + 5.50%/S)	6/22/06	500,000	500,000	$1.00
		Limited liability company membership interest (10.00% interest)		6/22/06	—	—		(5)
Miller Heiman, Inc.	Sales consulting services	Senior secured loan ($3,093,785 par due 6/2010)	8.60% (Libor + 3.25%/M)	6/20/05	3,093,785	3,093,785	$1.00	(3)
		Senior secured loan ($4,017,591 par due 6/2012)	9.12% (Libor + 3.75%/Q)	6/20/05	4,017,591	4,017,591	$1.00	(3)
MR Processing Holding Corp.	Bankruptcy and foreclosure	Senior subordinated note ($20,303,747 par due 2/2013)	12.00% Cash, 2.00% PIK	3/23/06	20,303,747	20,303,747	$1.00	(4)
	processing services	Senior secured loan ($1,990,000 par due 2/2012)	9.02% (Libor + 3.50%/S)	3/28/06	1,990,000	1,990,000	$1.00
		Preferred stock (30,000 shares)		4/11/06	3,000,000	3,000,000	$100.00	(5)

Primis Marketing Group, Inc. and	Database marketing services	Senior subordinated note ($10,085,790 par due 2/2013)	11.00% Cash, 2.50% PIK	8/25/06	10,085,790	10,085,790	$1.00	(4)
Primis Holdings, LLC(12)		Preferred units (4,000 units)		8/25/06	3,600,000	3,600,000	$9.00	(5)
		Common units (4,000,000 units)		8/25/06	400,000	400,000	$0.10	(5)
Summit Business Media, LLC	Business media consulting	Junior secured loan ($10,000,000 par due 11/2013)	12.35% (Libor + 7.00%/M)	12/18/06	10,000,000	10,000,000	$1.00
	services
					58,490,913	58,490,913			7.41%

Beverage, Food and Tobacco
Best Brands Corporation	Baked goods manufacturer	Junior secured loan ($40,000,000 par due 6/2013)	11.85% (Libor + 6.50%/M)	12/14/06	40,000,000	40,000,000	$1.00
Charter Baking Company, Inc.	Baked goods manufacturer	Preferred stock (6,258 shares)		9/1/06	2,500,000	2,500,000	$399.49	(5)
Farley's & Sathers Candy	Branded candy manufacturer	Junior secured loan ($10,000,000 par due 3/2011)	11.36% (Libor + 6.00%/S)	3/23/06	10,000,000	10,000,000	$1.00	(3)
Company, Inc.
					52,500,000	52,500,000			6.65%

Aerospace & Defense
ILC Industries, Inc.	Industrial products provider	Junior secured loan ($12,000,000 par due 8/2012)	11.50%	6/27/06	12,000,000	12,000,000	$1.00	(3)
		Junior secured loan ($3,000,000 par due 8/2012)	11.50%	6/27/06	3,000,000	3,000,000	$1.00
Thermal Solutions LLC and	Thermal management and	Senior secured loan ($3,225,625 par due 3/2012)	9.37% (Libor + 4.00%/Q)	3/28/05	3,225,625	3,225,625	$1.00	(3)
TSI Group, Inc.	electronics packaging	Senior secured loan ($8,125 par due 3/2012)	11.25% (Base Rate + 3.00%/D)	3/28/05	8,125	8,125	$1.00	(3)
	manufacturer	Senior secured loan ($1,611,842 par due 3/2011)	9.02% (Libor + 3.50%/Q)	3/28/05	1,611,842	1,611,849	$1.00	(3)
		Senior secured loan ($46,053 par due 3/2011)	10.75% (Base Rate + 2.50%/D)	3/28/05	46,053	46,053	$1.00	(3)
		Senior subordinated notes ($3,126,808 par due 9/2012)	11.50% cash, 2.75% PIK	3/28/05	3,137,948	3,126,808	$1.00	(2)(4)
		Senior subordinated notes ($2,548,751 par due 3/2013)	11.50% cash, 2.50% PIK	3/21/06	2,548,752	2,548,752	$1.00	(2)(4)
		Preferred stock (53,900 shares)		3/28/05	539,000	539,000	$10.00	(5)
		Common stock (1,100,000 shares)		3/28/05	11,000	11,000	$0.01	(5)

					26,128,345	26,117,212			3.31%

Broadcasting and Cable
Patriot Media & Communications CNJ, LLC	Cable services	Junior secured loan ($5,000,000 par due 10/2013)	10.50% (Libor + 5.00%/S)	10/6/05	5,000,000	5,000,000	$1.00	(3)
Pappas Telecasting Incorporated	Television broadcasting	Senior secured loan ($11,695,696 par due 2/2010)	14.73% (Libor + 4.48% cash, 5.00% PIK/Q)	3/1/06	11,695,696	11,695,696	$1.00	(4)(3)
		Senior secured loan ($8,129,405 par due 2/2010)	14.73% (Libor + 4.48% cash, 5.00% PIK/Q)	3/1/06	8,129,405	8,129,405	$1.00	(4)
		Senior secured loan ($369,212 par due 2/2010)	14.25% (Libor + 4.00% cash, 5.00% PIK/Q)	3/1/06	369,212	369,212	$1.00	(4)
		Senior secured loan ($531,180 par due 2/2010)	14.25% (Libor + 4.00% cash, 5.00% PIK/Q)	3/1/06	531,180	531,180	$1.00	(4)(3)

					25,725,493	25,725,493			3.26%

Consumer Products—Durable

Berkline/Benchcraft Holdings LLC	Furniture manufacturer and	Junior secured loan ($5,000,000 par due 5/2012)	15.25% (Base Rate + 5.00%, 2.00%PIK/D)	11/3/04	5,000,000	504,206	$0.10	(2)
	distributor	Preferred units (2,536 units)		10/8/04	1,046,343	—	$—	(5)
		Warrants to purchase 483,020 units		10/8/04	2,752,559	—	$—	(5)
Innovative Brands, LLC	Consumer products and personal	Senior Secured Loan ($13,000,000 par due 9/2011)	11.13%	10/12/06	13,000,000	13,000,000	$1.00
	care manufacturer	Senior Secured Loan ($12,000,000 par due 9/2011)	11.13%	10/12/06	12,000,000	12,000,000	$1.00	(3)

					33,798,902	25,504,206			3.23%

Computers and Electronics
RedPrairie Corporation	Software manufacturer	Junior secured loan ($12,00,000 par due 1/2013)	11.87% (Libor + 6.50%/Q)	7/13/06	12,000,000	12,000,000	$1.00	(3)
X-rite, Incorporated	Artwork software manufacturer	Junior secured loan ($10,000,000 par due 7/2013)	10.37% (Libor + 5.00%/Q)	7/6/06	10,000,000	10,000,000	$1.00

					22,000,000	22,000,000			2.79%

Cargo Transport
The Kenan Advantage Group, Inc.	Fuel transportation provider	Senior subordinated notes ($9,198,136 par due 12/2013)	9.5% cash, 3.50% PIK	12/15/05	9,198,136	9,198,136	$1.00	(4)
		Senior secured loan ($2,475,008 par due 12/2011)	8.36% (Libor + 3.00%/Q)	12/15/05	2,475,008	2,475,008	$1.00	(3)
		Preferred stock (10,984 shares)		12/15/05	1,098,400	1,098,400	$100.00	(5)
		Common stock (30,575 shares)		12/15/05	30,575	30,575	$1.00	(5)

					12,802,119	12,802,119			1.62%

Farming and Agriculture
The GSI Group, Inc.	Agricultural equipment	Senior notes ($10,000,000 par due 5/2013)	12.00%	5/11/05	10,000,000	10,000,000	$1.00
	manufacturer	Common stock (7,500 shares)		5/12/05	750,000	750,000	$100.00	(5)

					10,750,000	10,750,000			1.36%

Housing—Building Materials
HB&G Building Products	Synthetic and wood product	Senior subordinated loan ($8,655,829 par due 3/2011)	13.00% cash, 2.00% PIK	10/8/04	8,655,829	8,663,415	$1.01	(2)(4)
	manufacturer	Common stock (2,743 shares)		10/8/04	752,888	752,888	$274.48	(5)
		Warrants to purchase (4,464 shares)		10/8/04	652,503	652,503	$146.17	(5)

					10,061,220	10,068,806			1.28%

Total					$1,245,758,040	$1,235,821,836

(1)
We do not "Control" any of our portfolio companies, as defined in the Investment Company Act of 1940. In general, under the 1940 Act, we would "Control" a portfolio company if we owned 25% or more of its voting securities. All of our portfolio company investments are subject to legal restriction on sales which as of December 31, 2006 represented 157% of the Company's net assets.

(2)
Pledged as collateral for the CP Funding Facility and unless otherwise noted, all other investments are pledged as collateral for the Revolving Credit Facility (see Note 8 to the consolidated financial statements).

(3)
Pledged as collateral for the ARCC CLO and unless otherwise noted, all other investments are pledged as collateral for the Revolving Credit Facility (see Note 8 to the consolidated financial statements).

(4)
Has a payment-in-kind interest feature (see Note 2 to the consolidated financial statements).

(5)
Non-income producing at December 31, 2006.

(6)
As defined in the 1940 Act, we are an "Affiliate" of this portfolio company because we own more than 5% of the portfolio company's outstanding voting securities. For the year ended December 31, 2006, for this portfolio company there were total purchases of $5,000,000, redemptions of $7,528,880 (cost), sales of $6,054,725 (cost), interest income of $176,732, other income of $3,125, net realized gains of $47,283 and net unrealized gains of $3,440,585.

(7)
As defined in the 1940 Act, we are an "Affiliate" of this portfolio company because we own more than 5% of the portfolio company's outstanding voting securities. For the year ended December 31, 2006, for this portfolio company there were total redemptions of $1,385,417 (cost), interest income of $2,356,449 other income of $83,567 and net unrealized losses of $2,438,800.

(8)
As defined in the 1940 Act, we are an "Affiliate" of this portfolio company because we own more than 5% of the portfolio company's outstanding voting securities. For the year ended December 31, 2006, for this portfolio company there were total purchases of $23,754,739 redemptions of $13,065,631 (cost), interest income of $4,523,901, capital structuring service fees of $350,000 and other income of $124,297.

(9)
As defined in the 1940 Act, we are an "Affiliate" of this portfolio company because we own more than 5% of the portfolio company's outstanding voting securities. For the year ended December 31, 2006, for this portfolio company there were total purchases of $41,782,342, redemptions of $20,025,000 (cost), interest income of $2,061,440, capital structuring service fees of $583,810 and other income of $19,219.

(10)
As defined in the 1940 Act, we are an "Affiliate" of this portfolio company because we own more than 5% of the portfolio company's outstanding voting securities. For the year ended December 31, 2006, there were total purchases of $25,682,89, interest income of $1,4,58,918 and dividend income of $242,148.

(11)
As defined in the 1940 Act, we are an "Affiliate" of this portfolio company because we own more than 5% of the portfolio company's outstanding voting securities. For the year ended December 31, 2006, there were total purchases of $30,000,000, redemptions of $125,000 (cost), interest income of $1,647,946 and capital structuring service fees of $250,000.

(12)
As defined in the 1940 Act, we are an "Affiliate" of this portfolio company because we own more than 5% of the portfolio company's outstanding voting securities. For the year ended December 31, 2006, there were total purchases of $14,000,000, interest income of $463,266 and capital structuring service fees of $200,000.

(13)
As defined in the 1940 Act, we are an "Affiliate" of this portfolio company because we own more than 5% of the portfolio company's outstanding voting securities. For the year ended December 31, 2006, there were total purchases of $9,032,978.

(14)
As defined in the 1940 Act, we are an "Affiliate" of this portfolio company because we own more than 5% of the portfolio company's outstanding voting securities. For the year ended December 31, 2006, there were total purchases of $60,000,000.

(15)
Non-U.S. company or principal place of business outside the U.S.

(16)
Non-registered investment company.

(17)
A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either Libor or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower's option, which reset semi-annually (S), quarterly (Q), bi-monthly (B) monthly (M) or daily (D). For each such loan, we have provided the current interest rate in effect at December 31, 2006.

(18)
In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.50% on $24,166,667 aggregate principal amount of the portfolio company's senior term debt previously syndicated by us.

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2005

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Healthcare—Services
American Renal Associates, Inc.	Dialysis provider	Senior secured loan ($3,426,230 par due 12/2010)	8.68% (Libor+ 4.00%/Q)	12/14/05	$3,426,230	$3,426,230	$1.00
		Senior secured loan ($180,328 par due 12/2010)	8.50% (Libor+ 4.00%/Q)	12/14/05	180,328	180,328	$1.00
		Senior secured loan ($5,886,885 par due 12/2011)	9.18% (Libor + 4.50%/Q)	12/14/05	5,886,885	5,886,885	$1.00
		Senior secured loan ($14,754 par due 12/2011)	9.00% (Libor+ 4.50%/Q)	12/14/05	14,754	14,754	$1.00
		Senior secured loan ($7,213,115 par due 12/2011)	11.68% (Libor + 7.00%/Q)	12/14/05	7,213,115	7,213,115	$1.00
Capella Healthcare, Inc.	Acute care hospital operator	Junior secured loan ($29,000,000 par due 11/2013)	10.45% (Libor + 6.00%/Q)	12/1/05	29,000,000	29,000,000	$1.00
PHNS, Inc.	Information technology and business process outsourcing	Senior subordinated loan ($16,000,000 par due 11/2011)	13.50% cash, 2.5% PIK	10/29/04	15,785,661	16,000,000	$1.00	(3)
Triad Laboratory Alliance, LLC	Laboratory services	Senior subordinated loan ($9,714,888 par due 12/2012)	12.00% cash, 1.75% PIK	12/21/05	9,714,888	9,714,888	$1.00	(3)
		Senior secured loan ($3,000,000 par due 12/2011)	7.78% (Libor + 3.25%/Q)	12/21/05	3,000,000	3,000,000	$1.00

					74,221,861	74,436,200			13.07%

Containers-Packaging
Captive Plastics, Inc.	Plastics container manufacturer	Junior secured loan ($16,000,000 par due 2/2012)	11.62% (Libor + 7.25%/M)	12/19/05	16,000,000	16,000,000	$1.00
Industrial Container Services, LLC(7)	Industrial container	Senior secured loan ($26,728,663 par due 9/2011)	11.00% (Libor + 6.50%/Q)	9/30/05	26,728,663	26,728,663	$1.00
	manufacturer, reconditioner	Senior secured loan ($4,643,479 par due 9/2011)	8.88% (Libor + 4.50%/M)	9/30/05	4,643,479	4,643,479	$1.00
	and servicer	Senior secured revolving loan ($1,160,870 par due 9/2011)	10.25% (Base Rate + 3.00%/Q)	9/30/05	1,160,870	1,160,870	$1.00
		Senior secured revolving loan ($541,739 par due 9/2011)	10.25% (Base Rate + 3.00%/Q)	9/30/05	541,739	541,739	$1.00
		Common stock (1,800,000 shares)		9/29/05	1,800,000	1,800,000	$1.00	(4)
York Label Holdings, Inc.	Consumer product labels	Senior subordinated loan ($10,368,791 par due 2/2010)	10.00% cash, 4.00% PIK	11/3/04	10,362,901	10,368,791	$1.00	(2)(3)
	manufacturer	Preferred stock (650 shares)	10.00%	11/3/04	3,742,445	3,742,445	$5,757.61	(3)
		Warrants to purchase 156,000 shares		11/3/04	5,320,409	5,320,408	$34.11	(4)

					70,300,506	70,306,395			12.34%

Environmental Services
Mactec, Inc.	Engineering and environmental consulting services	Common stock (186 shares)		11/3/04	—	—	$0.00	(4)
United Site Services, Inc.	Portable restroom and	Senior secured loan ($5,061,957 par due 8/2011)	7.37% (Libor + 3.00%/M)	9/14/05	5,061,957	5,061,957	$1.00
	site services	Senior secured loan ($3,043,478 par due 8/2011)	7.41% (Libor + 3.00%/Q)	9/14/05	3,043,478	3,043,478	$1.00
		Senior secured loan ($1,869,565 par due 8/2011)	7.28% (Libor + 3.00%/Q)	9/14/05	1,869,565	1,869,565	$1.00
		Junior secured loan ($13,461,538 par due 6/2010)	12.44% (Libor + 8.00%/Q)	12/1/04	13,419,063	13,461,538	$1.00	(2)

		Common stock (216,795 shares)		10/8/04	1,353,851	1,353,851	$6.24	(4)
Wastequip, Inc.	Waste management equipment manufacturer	Junior secured loan ($15,000,000 par due 7/2012)	10.53% (Libor + 6.00%/Q)	8/4/05	15,000,000	15,000,000	$1.00
WCA Waste Systems, Inc.	Waste management services	Junior secured loan ($25,000,000 par due 10/2011)	10.53% (Libor + 6.00%/Q)	4/25/05	25,000,000	25,000,000	$1.00	(2)

					64,747,914	64,790,389			11.37%

Restaurants
CICQ, LP	Restaurant franchisor, owner and	Limited partnership interest (26.5% interest)		8/15/05	53,000,000	62,284,540
	operator
					53,000,000	62,284,540			10.93%

Services—Other
Diversified Collection	Collections services	Senior secured loan ($6,300,000 par due 2/2011)	8.38% (Libor + 4.00%/M)	2/2/05	6,300,000	6,300,000	$1.00	(2)
Services, Inc.		Senior secured loan ($8,500,000 par due 8/2011)	10.00% (Libor + 6.00%/Q)	2/2/05	8,500,000	8,500,000	$1.00	(2)
		Preferred stock (114,004 shares)		2/2/05	295,270	295,270	$2.59	(4)
Event Rentals, Inc.	Party rental services	Senior secured loan ($2,676,136 par due 11/2011)	9.91% (Libor+ 5.25%/S)	11/17/05	2,676,136	2,676,136	$1.00
		Senior secured loan ($2,897,727 par due 11/2011)	9.92% (Libor + 5.25%Q)	11/17/05	2,897,727	2,897,727	$1.00
		Senior secured loan ($170,455 par due 11/2011)	11.50% (Base Rate + 4.25%/D)	11/17/05	170,455	170,455	$1.00
		Senior secured loan ($8,011,363 par due 11/2011)	9.91% (Libor + 5.25%/S)	11/17/05	8,011,363	8,011,363	$1.00
GCA Services, Inc.	Custodial services	Senior subordinated loan ($32,743,750 par due 1/2010)	12.00% cash, 3.00% PIK	7/25/05	32,743,750	32,743,750	$1.00	(3)

					61,594,701	61,594,701			10.81%

Manufacturing
Arrow Group Industries, Inc.	Residential and outdoor shed	Senior secured loan ($6,000,000 par due 4/2010)	9.53% (Libor + 5.00%/Q)	3/28/05	6,040,153	6,000,000	$1.00
	manufacturer	Senior secured loan ($6,000,000 par due 10/2010)	14.03% (Libor + 9.50%/Q)	3/28/05	6,000,000	6,000,000	$1.00
Qualitor, Inc.	Automotive aftermarket	Senior secured loan ($827,059 par due 12/2011)	8.27% (Libor + 4.00%/Q)	12/29/04	827,059	827,059	$1.00	(2)
	components supplier	Senior secured loan ($1,152,941 par due 12/2011)	8.53% (Libor + 4.00%/Q)	12/29/04	1,152,941	1,152,941	$1.00	(2)
		Junior secured loan ($5,000,000 par due 6/2012)	11.53% (Libor + 7.00%/Q)	12/29/04	5,000,000	5,000,000	$1.00	(2)
Reflexite Corporation	Developer and manufacturer of high visibility reflective products	Senior subordinated loan ($10,304,329 par due 12/2011)	11.00% cash, 3.00% PIK	12/30/04	10,304,329	10,304,329	$1.00	(2)(3)
Universal Trailer Corporation(5)	Livestock and specialty trailer	Senior secured loan ($1,048,960 par due 3/2007)	8.39% (Libor + 4.00%/M)	10/8/04	1,054,725	1,054,725	$1.01
	manufacturer	Senior subordinated loan ($7,500,000 par due 9/2008)	13.50%	10/8/04	7,522,762	7,528,881	$1.00
		Common stock (50,000 shares)		10/8/04	6,424,645	3,113,351	$62.27	(4)
		Warrants to purchase 22,208 shares		10/8/04	1,505,776	1,382,826	$62.27	(4)
Varel Holdings, Inc.	Drill bit manufacturer	Senior secured loan ($6,643,750 par due 12/2010)	8.58% (Libor + 4.00%/S)	5/18/05	6,643,750	6,643,750	$1.00	(2)
		Senior secured loan ($2,333,333 par due 12/2010)	8.47% (Libor + 4.00%/Q)	5/18/05	2,333,333	2,333,333	$1.00	(2)
		Senior secured loan ($3,333,333 par due 12/2011)	12.48% (Libor + 8.00%/Q)	5/18/05	3,333,333	3,333,333	$1.00	(2)

		Preferred stock (30,451 shares)		5/18/05	1,046,568	1,046,568	$34.37	(3)
		Common stock (30,451 shares)		5/18/05	3,045	3,045	$0.10	(4)

					59,192,419	55,724,141			9.78%

Consumer Products—Non-Durable
Making Memories Wholesale, Inc.(6)	Scrapbooking branded	Senior secured loan ($9,143,750 par due 3/2011)	8.50% (Libor + 4.00%/Q)	5/5/05	9,143,750	9,143,750	$1.00	(2)
	products manufacturer	Senior subordinated loan ($10,000,000 par due 5/2012)	12.00% cash, 2.50% PIK	5/5/05	10,000,000	10,000,000	$1.00	(3)
		Preferred stock (3,500 shares)		5/5/05	3,685,100	3,685,100	$1,052.89	(3)
Shoes for Crews, LLC	Safety footwear and slip-related	Senior secured loan ($1,478,167 par due 7/2010)	9.00% (Base Rate + 1.75%/D)	10/8/04	1,486,865	1,486,865	$1.01	(2)
	mats manufacturer	Senior secured loan ($47,247 par due 7/2010)	7.78% (Libor + 3.25%/Q)	10/8/04	47,525	47,525	$1.01	(2)
Tumi Holdings, Inc.	Branded luggage	Senior secured loan ($2,500,000 par due 12/2012)	7.28% (Libor + 2.75%/Q)	5/24/05	2,500,000	2,500,000	$1.00	(2)
	designer, marketer and	Senior secured loan ($5,000,000 par due 12/2013)	7.78% (Libor + 3.25%/Q)	3/14/05	5,000,000	5,000,000	$1.00	(2)
	distributor	Senior subordinated loan ($13,008,799 par due 12/2014)	15.53% (Libor + 6.00% cash, 5.00% PIK/Q)	3/14/05	13,008,799	13,008,799	$1.00	(2)(3)

					44,872,039	44,872,039			7.88%

Education
Lakeland Finance, LLC	Private school operator	Senior secured note ($33,000,000 par due 12/2012)	11.50%	12/13/05	33,000,000	33,000,000	$1.00

					33,000,000	33,000,000			5.79%

Consumer Products—Durable
AWTP, LLC	Water treatment services	Junior secured loan ($13,600,000 par due 12/2012)	13.50% (Base Rate + 6.25%/Q)	12/21/05	13,600,000	13,600,000	$1.00
Berkline/Benchcraft Holdings LLC	Furniture manufacturer	Junior secured loan ($5,000,000 par due 5/2012)	14.05% (Libor + 10.00%/Q)	11/3/04	5,000,000	4,500,000	$0.90	(2)
	and distributor	Preferred stock (2,536 shares)		10/8/04	1,046,343	677,643	$267.21	(4)
		Warrants to purchase 483,020 shares		10/8/04	2,752,559	1,782,640	$3.69	(4)

					22,398,902	20,560,283			3.61%

Financial
Foxe Basin CLO 2003, Ltd.	Collateralized debt obligation	Preference shares (3,000 shares)		10/8/04	2,743,440	2,743,440	$914.48	(8)(9)
Hudson Straits CLO 2004, Ltd.	Collateralized debt obligation	Preference shares (5,750 shares)		10/8/04	5,217,331	5,143,121	$894.46	(8)(9)
MINCS-Glace Bay, Ltd.	Collateralized debt obligation	Secured notes ($9,500,000 par due 7/2014)	7.79% (Libor + 3.60%/Q)	10/8/04	9,019,819	9,500,000	$1.00	(8)(9)

					16,980,590	17,386,561			3.05%

Printing, Publishing and Media
Canon Communications LLC	Print publications services	Junior secured loan ($16,250,000 par due 11/2011)	12.03% (Libor + 7.50%/Q)	5/25/05	16,250,000	16,250,000	$1.00	(2)

					16,250,000	16,250,000			2.85%

Aerospace & Defense
ILC Industries, Inc.	Industrial products provider	Junior secured loan ($6,500,000 par due 8/2012)	10.28% (Libor + 5.75%/Q)	8/30/05	6,529,232	6,500,000	$1.00
Thermal Solutions LLC	Thermal management and electronics	Senior secured loan ($5,973,529 par due 3/2011)	9.71% (Libor + 5.25%/Q)	3/28/05	5,973,529	5,973,529	$1.00	(2)
	packaging manufacturer	Senior subordinated loan ($3,062,766 par due 3/2012)	11.50% cash, 2.75% PIK	3/28/05	3,067,225	3,062,766	$1.00	(2)(3)
		Preferred stock (29,400 shares)		3/28/05	294,000	294,000	$10.00	(4)
		Common stock (600,000 shares)		3/28/05	6,000	6,000	$0.01	(4)

					15,869,986	15,836,295			2.78%

Cargo Transport
Kenan Advantage Group, Inc.	Fuel transportation	Senior subordinated loan ($8,870,968 par due 12/2013)	13.00%	12/15/05	8,870,968	8,870,968	$1.00
	provider	Senior secured loan ($2,500,000 par due 12/2011)	7.50% (Libor + 3.00%/Q)	12/15/05	2,500,000	2,500,000	$1.00
		Preferred stock (10,984 shares)		12/15/05	1,098,400	1,098,400	$100.00	(4)
		Common stock (30,575 shares)		12/15/05	30,575	30,575	$1.00	(4)

					12,499,943	12,499,943			2.19%

Farming and Agriculture
The GSI Group, Inc.	Agricultural equipment	Senior notes ($10,000,000 par due 5/2013)	12.00%	5/11/05	10,000,000	10,000,000	$1.00
	manufacturer	Common stock (7,500 shares)		5/12/05	750,000	750,000	$100.00	(4)

					10,750,000	10,750,000			1.89%

Housing—Building Materials
HB&G Building Products	Synthetic and wood product	Senior subordinated loan ($8,439,529 par due 3/2011)	13.00% cash, 4.00% PIK	10/8/04	8,435,645	8,439,529	$1.00	(2)(3)
	manufacturer	Common stock (2,743 shares)		10/8/04	752,888	752,888	$274.48	(4)
		Warrants to purchase 4,464 shares		10/8/04	652,503	652,503	$146.17	(4)

					9,841,036	9,844,920			1.73%

Business Services
Miller Heiman, Inc.	Sales consulting services	Senior secured loan ($4,521,687 par due 6/2010)	8.14% (Libor + 3.75%/M)	6/20/05	4,521,687	4,521,687	$1.00	(2)
		Senior secured loan ($4,058,379 par due 6/2012)	8.78% (Libor + 4.25%/Q)	6/20/05	4,058,379	4,058,379	$1.00	(2)

					8,580,066	8,580,066			1.51%

Cable Television
Patriot Media & Communications CNJ, LLC	Cable services	Junior secured loan ($5,000,000 par due 10/2013)	9.50% (Libor + 5.00%/Q)	10/6/05	5,000,000	5,000,000	$1.00

					5,000,000	5,000,000			0.88%

Healthcare—Medical Products
Aircast, Inc.	Manufacturer of orthopedic	Senior secured loan ($1,251,902 par due 12/2010)	7.20% (Libor + 2.75%/Q)	12/2/04	1,251,902	1,251,902	$1.00	(2)
	braces, supports and vascular systems	Junior secured loan ($1,000,000 par due 6/2011)	11.45% (Libor + 7.00%/Q)	12/2/04	1,000,000	1,000,000	$1.00	(2)

					2,251,902	2,251,902			0.40%

Total					$581,351,865	$585,968,375

(1)
We do not "Control" any of our portfolio companies, as defined in the Investment Company Act of 1940. In general, under the 1940 Act, we would "Control" a portfolio company if we owned 25% or more of its voting securities. All of our portfolio company investments are subject to legal restriction on sales which as of December 31, 2005 represented 103% of the Company's net assets.

(2)
Pledged as collateral for the credit facility payable (see Note 8 to the consolidated financial statements).

(3)
Has a payment-in-kind interest feature (see Note 2 to the consolidated financial statements).

(4)
Non-income producing at December 31, 2005.

(5)
As defined in the 1940 Act, we are an "Affiliate" of this portfolio company because we own more than 5% of the portfolio company's outstanding voting securities. For the year ended December 31, 2005, for this portfolio company there were total purchases of $2,000,000, redemptions of $2,919,939 (cost), interest income of $1,147,137, other income of $143,667, net realized losses of $4,278 and net unrealized losses of $3,429,198.

(6)
As defined in the 1940 Act, we are an "Affiliate" of this portfolio company because we own more than 5% of the portfolio company's outstanding voting securities. For the year ended December 31, 2005, for this portfolio company there were total purchases of $26,000,000, sales of $3,000,000 (cost), redemptions of $237,500 (cost), interest income of $1,514,431, capital structuring services fees of $862,500 and other income of $2,068.

(7)
As defined in the 1940 Act, we are an "Affiliate" of this portfolio company because we own more than 5% of the portfolio company's outstanding voting securities. For the year ended December 31, 2005, for this portfolio company there were total purchases of $54,647,808, total sales of $19,000,000 (cost), redemptions of $706,069 (cost), interest income of $943,631, capital structuring services fees of $1,058,750 and other income of $44,426.

(8)
Non-U.S. company or principal place of business outside the U.S.

(9)
Non-registered investment company.

(10)
A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either Libor or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower's option, which reset semi-annually (S), quarterly (Q), monthly (M) or daily (D). For each such loan, we have provided the current interest rate in effect at December 31, 2005.

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Period June 23, 2004 (inception) through December 31, 2004
INVESTMENT INCOME:
From non-control/non-affiliate investments:
Interest from investments	$85,641,997	$30,360,311	$3,289,259
Interest from cash & cash equivalents	2,419,540	1,457,830	39,325
Dividend income	2,227,843	744,818	191,130
Capital structuring service fees	14,633,691	3,314,440	542,353
Other income	553,020	256,467	27,889

Total investment income from non-control/non-affiliate investments	105,476,091	36,133,866	4,089,956
From affiliate investments:
Interest from investments	12,688,652	3,605,200	285,059
Dividend income	242,148	—	—
Capital structuring service fees	1,383,810	1,921,250	—
Other income	230,207	190,161	5,833

Total investment income from affiliate investments	14,544,817	5,716,611	290,892

Total investment income	120,020,908	41,850,477	4,380,848

EXPENSES:
Organizational expenses	—	—	199,183
Base management fees	13,645,724	5,147,492	471,565
Incentive management fees	19,516,393	4,202,078	95,471
Administrative	953,400	888,081	135,941
Professional fees	3,016,217	1,398,125	336,187
Directors fees	250,169	309,536	119,966
Insurance	866,218	630,513	161,855
Interest and credit facility fees	18,583,815	1,528,060	137,396
Interest to the Investment Adviser	25,879	154,078	—
Depreciation	258,563	—	—
Other	1,341,637	310,714	8,189

Total expenses	58,458,015	14,568,677	1,665,753
NET INVESTMENT INCOME BEFORE INCOME TAXES	61,562,893	27,281,800	2,715,095

Income tax expense, including excise tax	4,931,288	158,000	—

NET INVESTMENT INCOME	56,631,605	27,123,800	2,715,095

REALIZED AND UNREALIZED NET GAINS ON INVESTMENTS:
Net realized gains (losses):
Net realized gains from non-control/non-affiliate investment transactions	27,569,148	10,345,991	245,345
Net realized gains (losses) from affiliate investment transactions	47,283	(4,278)	(899)

Net realized gains from investment transactions	27,616,431	10,341,713	244,446
Net unrealized gains (losses):
Investment transactions from non-control/non-affiliate investments	(15,554,499)	7,814,761	229,875
Investment transactions from affiliate investments	1,001,785	(3,429,198)	1,072

Net unrealized gains (losses) from investment transactions	(14,552,714)	4,385,563	230,947

Net realized and unrealized gain on investments	13,063,717	14,727,276	475,393

NET INCREASE IN STOCKHOLDERS' EQUITY RESULTING FROM OPERATIONS	$69,695,322	$41,851,076	$3,190,488

BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 4)	$1.61	$1.78	$0.29

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 4)	43,156,462	23,487,935	11,066,767

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock			Accumulated Undistributed Net Investment income	Accumulated Net Realized Gain on Sale of Investments	Net Unrealized (Depreciation) Appreciation of Investments
			Capital in Excess of Par Value				Total Stockholders' Equity
	Shares	Amount
Balance at June 23, 2004	100	$—	$1,500	$—	$—	$—	$1,500
Issuance of common stock	11,066,667	11,067	165,988,938				166,000,005
Offering and underwriting costs			(8,638,658)				(8,638,658)
Underwriting cost paid by the Investment Adviser (see Note 10)			2,475,000				2,475,000
Net increase in stockholders' equity resulting from operations				2,715,095	244,446	230,947	3,190,488
Dividend declared ($0.28 per share)				(2,851,510)	(244,446)		(3,095,956)
Return on capital ($0.02 per share)	—	—	(224,074)	—			(224,074)

Balance at December 31, 2004	11,066,767	$11,067	$159,602,706	$(136,415)	$—	$230,947	$159,708,305

Issuance of common stock from add-on offerings (net of offering and underwriting costs)	26,575,000	26,575	397,373,747	—	—	—	397,400,322
Reimbursement of underwriting costs paid by the Investment Adviser (see Note 10)			(2,475,000)	—	—	—	(2,475,000)
Shares issued in connection with dividend reinvestment plan	267,717	268	4,691,101	—	—	—	4,691,369
Net increase in stockholders' equity resulting from operations	—	—	—	27,123,800	10,341,713	4,385,563	41,851,076
Dividend declared ($1.30 per share)	—	—	—	(26,987,385)	(4,576,488)		(31,563,873)

Balance at December 31, 2005	37,909,484	$37,910	$559,192,554	$—	$5,765,225	$4,616,510	$569,612,199

Issuance of common stock from add-on offerings (net of offering and underwriting costs)	13,511,250	13,511	211,739,152	—	—	—	211,752,663
Shares issued in connection with dividend reinvestment plan	615,793	616	10,701,634	—	—	—	10,702,250
Net increase in stockholders' equity resulting from operations	—	—	—	56,631,605	27,616,431	(14,552,714)	69,695,322
Dividend declared ($1.64 per share)	—	—	—	(56,631,605)	(15,697,425)	—	(72,329,030)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	3,559,233	7,038,469	(10,597,702)		—

Balance at December 31, 2006	52,036,527	$52,037	$785,192,573	$7,038,469	$7,086,529	$(9,936,204)	$789,433,404

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Period June 23, 2004 (inception) through December 31, 2004
OPERATING ACTIVITIES:
Net increase in stockholders' equity resulting from operations	$69,695,322	$41,851,076	$3,190,488
Adjustments to reconcile net increase in stockholders' equity resulting from operations:
Net realized gains from investment transactions	(27,616,431)	(10,341,713)	(244,446)
Net unrealized gains/(losses) from investment transactions	14,552,714	(4,385,563)	(230,947)
Net accretion of discount on securities	(673,276)	(85,899)	9,091
Increase in accrued payment-in-kind dividends and interest	(6,288,733)	(3,113,035)	(508,762)
Amortization of debt issuance costs	1,822,249	465,398	41,220
Depreciation	258,563	—	—
Proceeds from sale and redemption of investments	458,243,822	126,029,440	53,480,443
Purchases of investments	(1,033,015,858)	(498,798,732)	(243,860,004)
Changes in operating assets and liabilities:
Interest receivable	(4,293,006)	(4,687,603)	(1,140,495)
Other assets	(2,336,374)	(147,207)	(417,331)
Accounts payable and accrued expenses	805,270	(333,768)	1,556,446
Management and incentive fees payable	9,006,982	3,203,377	274,657
Interest and facility fees payable	1,730,656	217,754	96,176
Interest payable to the Investment Adviser	(154,078)	154,078	—

Net cash used in operating activities	(518,262,178)	(349,972,397)	(187,753,464)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	211,752,663	397,400,322	159,836,347
Borrowings on debt	977,000,000	123,500,000	55,500,000
Repayments on credit facility payable	(513,000,000)	(161,000,000)	—
Credit facility financing costs	(5,573,936)	(2,817,442)	(778,223)
Underwriting costs payable to the Investment Adviser	(2,475,000)	—	—
Dividends paid in cash	(74,516,005)	(17,303,309)	—

Net cash provided by financing activities	593,187,722	339,779,571	214,558,124

CHANGE IN CASH AND CASH EQUIVALENTS	74,925,544	(10,192,826)	26,804,660
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,613,334	26,806,160	1,500

CASH AND CASH EQUIVALENTS, END OF PERIOD	$91,538,878	$16,613,334	$26,806,160

Supplemental Information:
Interest paid during the period	$14,357,976	$638,204	$—
Taxes paid during the period	$4,519,317	$—	$—
Dividends declared during the period	$72,329,030	$31,563,873	$3,320,030

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2006

1.     ORGANIZATION

        Ares Capital Corporation (the "Company" or "ARCC" or "we") is a specialty finance company that is a closed-end, non-diversified management investment company incorporated in Maryland that is regulated as a business development company under the Investment Company Act of 1940 ("1940 Act"). We were incorporated on April 16, 2004 and were initially funded on June 23, 2004. On October 8, 2004, we completed our initial public offering (the "IPO"). On the same date, we commenced substantial investment operations.

        The Company has qualified and has elected to be treated for tax purposes as a regulated investment company, or a "RIC", under the Internal Revenue Code of 1986 (the "Code"), as amended. The Company expects to continue to qualify and to elect to be treated for tax purposes as a RIC. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first and second lien senior loans and mezzanine debt, which in some cases may include an equity component, and, to a lesser extent, in equity investments in private middle market companies.

        We are externally managed by Ares Capital Management LLC (the "Investment Adviser"), an affiliate of Ares Management LLC ("Ares Management"), an independent investment management firm that manages investment funds. Ares Technical Administration, LLC ("Ares Administration"), an affiliate of Ares Management, provides the administrative services necessary for us to operate.

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

  Investments

        Investment transactions are recorded on the trade date. Realized gains or losses are computed using the specific identification method. Investments for which market quotations are readily available are valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our board of directors based on the input of our management and audit committee. In addition, the board of directors currently receives input from independent valuation firms that have been engaged at the direction of the board to value each portfolio security at least once during a trailing 12 month period. The valuation process is conducted at the end of each fiscal quarter, with approximately a quarter of our portfolio companies without market quotations subject to valuation by the independent valuation firm each quarter. The types of factors that the board may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

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

        With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

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

  Payment in Kind Interest

        The Company has loans in its portfolio that contain a payment-in-kind ("PIK") provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company's status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. For the years ended December 31, 2006 and December 31,

2005, $6,288,733 and $3,113,035, respectively, in PIK income were recorded. For the period from June 23, 2004 (inception) through December 31, 2004, $508,762 in PIK income was recorded.

  Capital Structuring Service Fees

        The Company's Investment Adviser seeks to provide assistance to the portfolio companies in connection with the Company's investments and in return the Company may receive fees for capital structuring services. These fees are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing the investment. The services that the Company's Investment Adviser provides vary by investment, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice, which concludes upon closing of the loan. The Company's Investment Adviser may also take a seat on the board of directors of a portfolio company, or observe the meetings of the board of directors without taking a formal seat. Any services of the above nature subsequent to the closing would generally generate a separate fee payable to the Company. In certain instances where the Company is invited to participate as a co-lender in a transaction and in the event that the Company does not provide significant services in connection with the investment, a portion of loan fees paid to the Company in such situations may be deferred and amortized over the estimated life of the loan.

  Foreign Currency Translation

        The Company's books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

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

  Offering Expenses

        The Company's offering costs were charged against the proceeds from the IPO, the Add-on Offering (as defined in Note 11), the October Add-on Offering (as defined in Note 11), the July Add-on Offering (as defined in Note 11) and the December Add-on Offering (as defined in Note 11) when received and were approximately $1,600,000, $635,000, $553,000, $556,000 and $236,000, respectively (see Note 11).

  Debt Issuance Costs

        Debt issuance costs are being amortized over the life of the related credit facility using the straight line method, which closely approximates the effective yield method.

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

        Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended December 31, 2006 and December 31, 2005, provisions of approximately $570,000 and $158,000, respectively were recorded for Federal excise taxes. As of December 31, 2006, the entire $570,000 was unpaid and included in accounts payable on the accompanying consolidated balance sheet.

        Certain of our wholly owned subsidiaries are subject to Federal and state income taxes. For the year ended December 31, 2006 we recorded a provision of approximately $4,360,000 for these subsidiaries. For the year ended December 31, 2005, and for the period from June 23, 2004 (inception) through December 31, 2004 we recorded no provision for these subsidiaries.

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

        We have adopted a dividend reinvestment plan that provides for reinvestment of our distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not "opted out" of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends.

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

  Fair Value of Financial Instruments

        The carrying value of the Company's financial instruments approximate fair value. The carrying value of interest and open trade receivables, accounts payable and accrued expenses, as well as the credit facility payable approximate fair value due to their short maturity.

3.     AGREEMENTS

        The Company has entered into an investment advisory agreement (the "Advisory Agreement") with the Investment Adviser under which the Investment Adviser, subject to the overall supervision of our board of directors, provides investment advisory services to ARCC. For providing these services, the Investment Adviser receives a fee from us, consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.5% of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds). The base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters.

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

        Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a fixed "hurdle rate" of 2.00% per quarter.

        We pay the Investment Adviser an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

  •
  no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle rate;

  •
  100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.50% in any calendar quarter. We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 2.50%) as the "catch-up" provision. The "catch-up" is meant to provide our Investment Adviser with 20% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 2.50% in any calendar quarter; and

  •
  20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.50% in any calendar quarter.

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

        We defer cash payment of any incentive fee otherwise earned by the Investment Adviser if during the most recent four full calendar quarter periods ending on or prior to the date such payment is to be made the sum of (a) the aggregate distributions to the stockholders and (b) the change in net assets (defined as total assets less indebtedness) is less than 8.0% of our net assets at the beginning of such period. These calculations were appropriately pro rated during the first three calendar quarters following October 8, 2004 and are adjusted for any share issuances or repurchases.

        For the year ended December 31, 2006, we incurred $13,645,724 in base management fees, $16,067,931 in incentive management fees related to pre-incentive fee net investment income and $3,448,462 in incentive management fees related to realized capital gains. As of December 31, 2006, $12,485,016 was unpaid and included in management and incentive fees payable in the accompanying consolidated balance sheet.

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

        We also entered into a separate administration agreement (the "Administration Agreement") with Ares Administration under which Ares Administration furnishes us with office, equipment and clerical, bookkeeping and record keeping services at our office facilities. Payments under the Administration Agreement will be equal to an amount based upon our allocable portion of Ares Administration's overhead in performing its obligations under the Administration Agreement, including our allocable portion of the cost of our officers and their respective staffs. Under the Administration Agreement, Ares Administration also performs or oversees the performance of our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Administration assists us in determining and publishing the net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Ares Administration also provides on our behalf, managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60-days' written notice to the other party.

        For the year ended December 31, 2006, we incurred $953,400 in administrative fees. As of December 31, 2006, $385,613 was unpaid and included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

        For the year ended December 31, 2005, we incurred $888,081 in administrative fees. For the period from October 8, 2004 (the date of the IPO and the commencement of substantial investment operations) through December 31, 2004 we incurred $135,941 in administrative fees. Prior to October 8, 2004, we incurred no administrative fees.

4.     EARNINGS PER SHARE

        The following information sets forth the computation of basic and diluted net increase in stockholders' equity per share resulting from the year ended December 31, 2006:

Numerator for basic and diluted net increase in stockholders' equity resulting from operations per share:	$69,695,322
Denominator for basic and diluted net increase in stockholders' equity resulting from operations per share:	43,156,462
Basic and diluted net increase in stockholders' equity resulting from operations per share:	$1.61

        The following information sets forth the computation of basic and diluted net increase in stockholders' equity per share resulting from the year ended December 31, 2005:

Numerator for basic and diluted net increase in stockholders' equity resulting from operations per share:	$41,851,076
Denominator for basic and diluted net increase in stockholders' equity resulting from operations per share:	23,487,935
Basic and diluted net increase in stockholders' equity resulting from operations per share:	$1.78

        The following information sets forth the computation of basic and diluted net increase in stockholders' equity per share resulting from October 8, 2004 (the date of the IPO and the commencement of substantial investment operations) through December 31, 2004:

Numerator for basic and diluted net increase in stockholders' equity resulting from operations per share:	$3,190,488
Denominator for basic and diluted net increase in stockholders' equity resulting from operations per share:	11,066,767
Basic and diluted net increase in stockholders' equity resulting from operations per share:	$0.29

        If the above computation had been done for the period from June 23, 2004 (inception) through December 31, 2004, the numerator would have remained the same, but the denominator would have been 4,905,916 resulting in a basic and diluted net increase in stockholders' equity resulting from operations per share of $0.65.

5.     INVESTMENTS

        For the year ended December 31, 2006, the Company purchased (A) $726.4 million aggregate principal amount of senior term debt, (B) $249.4 million aggregate principal amount of senior subordinated debt, (C) $110.8 million of investments in equity securities, and (D) $855,000 of investments in collateralized debt obligations.

        In addition, for the year ended December 31, 2006, (1) $175.4 million aggregate principal amount of senior term debt, (2) $82.2 million aggregate principal amount of senior subordinated debt and (3) $9.0 million of investments in collateralized debt obligations were redeemed. Additionally, (A) $80.0 million aggregate principal amount of senior term debt, (B) $17.0 million aggregate principal amount of senior subordinated debt and (C) $65.6 million of investments in equity securities were sold.

        As of December 31, 2006, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$91,538,878	$91,538,878
Senior term debt	796,857,471	791,677,723
Senior notes	10,000,000	10,000,000
Senior subordinated debt	299,881,314	299,877,755
Equity securities	139,019,255	134,266,358

Total	$1,337,296,918	$1,327,360,714

        As of December 31, 2005, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$16,613,334	$16,613,334
Senior term debt	338,993,970	338,467,061
Senior notes	10,000,000	10,000,000
Senior subordinated debt	129,816,927	130,042,698
Collateralized debt obligations	16,980,590	17,386,561
Equity securities	85,560,378	90,072,055

Total	$597,965,199	$602,581,709

        The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt using the effective interest method.

        The industry and geographic compositions of the portfolio at fair value at December 31, 2006 and December 31, 2005 were as follows:

Industry	December 31, 2006	December 31, 2005
Health Care	14.4%	13.1%
Other Services	12.2	12.0
Printing/Publishing	9.5	2.8
Consumer Products	8.0	11.2
Manufacturing	7.7	9.5
Containers/Packaging	6.7	12.0
Restaurants	6.4	10.6
Retail	6.0	0.0
Financial	5.6	3.0
Environmental Services	5.4	11.0
Education	5.1	5.6
Beverage/Food/Tobacco	4.3	0.0
Aerospace and Defense	2.1	2.7
Broadcasting/Cable	2.1	0.9
Computers/Electronics	1.8	0.0
Cargo Transport	1.0	2.1
Farming and Agriculture	0.9	1.8
Homebuilding	0.8	1.7

Total	100.0%	100.0%

Geographic Region	December 31, 2006	December 31, 2005
Mid-Atlantic	29.4%	24.3%
West	21.6	38.9
Southeast	21.3	10.2
Midwest	19.2	12.3
Northeast	5.7	11.3
International	2.8	3.0

Total	100.0%	100.0%

6.     INCOME TAXES

        The following reconciles net increase in stockholders' equity resulting from operations to taxable income for the year ended December 31, 2006:

Net increase in stockholders' equity resulting from operations	$69,695,322
Net unrealized gain on investments transactions not taxable	14,552,714
Other income not currently taxable	(24,661,430)
Other taxable income	16,256,585
Expenses not currently deductible	5,704,847
Other deductible expenses	(1,106,914)

Taxable income before deductions for distributions	$80,441,124

        Excluded from taxable income before deductions for distributions are $238,668 of capital losses realized by the Company after October 31, 2006, which were deferred for tax purposes to the first day of the following fiscal year. During the year ended December 31, 2006, as a result of permanent book-to-tax differences primarily due to the recharacterization of distributions, differences in the book and tax basis of investments sold, dividends paid by portfolio companies to the Company in excess of portfolio company earnings and nondeductible federal taxes, the Company increased accumulated undistributed net investment income by $7,038,469, decreased accumulated net realized gain on sale of investments by $10,597,702 and increased capital in excess of par value by $3,559,233. Aggregate stockholders' equity was not affected by this reclassification. As of December 31, 2006, the cost of investments for tax purposes was $1,245,892,583 resulting in a gross unrealized appreciation and depreciation of $2,482,828 and $12,553,575, respectively.

        For income tax purposes, distributions paid to stockholders are reported as ordinary income, non-taxable, capital gains, or a combination thereof. Dividends paid per common share for the year ended December 31, 2006 were taxable as follows (unaudited):

Ordinary income	$64,551,090
Capital gains	7,777,944
Return of capital	—

Total	$72,329,034

        The following reconciles net increase in stockholders' equity resulting from operations to taxable income for the year ended December 31, 2005:

Net increase in stockholders' equity resulting from operations	$41,851,076
Net unrealized gain on investments transactions not taxable	(4,385,563)
Other income not currently taxable	(2,751,144)
Other taxable income	3,035,574
Expenses not currently deductible	93,207
Other deductible expenses	(172,179)

Taxable income before deductions for distributions	$37,670,971

        As of December 31, 2005, the cost of investments for tax purposes was $582,201,478 resulting in a gross unrealized appreciation and depreciation of $10,037,426 and $6,270,529, respectively.

        For income tax purposes, distributions paid to stockholders are reported as ordinary income, non-taxable, capital gains, or a combination thereof. Dividends paid per common share for the year ended December 31, 2005 were taxable as follows (unaudited):

Ordinary income	$31,563,873
Capital gains	—
Return of capital	—

Total	$31,563,873

        The following reconciles net increase in stockholders' equity resulting from operations to taxable income for the period from June 23, 2004 (inception) through December 31, 2004:

Net increase in stockholders' equity resulting from operations	$3,190,488
Net unrealized gain on investments transactions not taxable	(230,947)
Other taxable income	186,326
Expenses not currently deductible	189,275
Other deductible expenses	(417,331)

Taxable income before deductions for distributions	$2,917,811

        For income tax purposes, distributions paid to stockholders are reported as ordinary income, non-taxable, capital gains, or a combination thereof. Dividends paid per common share for the period from June 23, 2004 (inception) through December 31, 2004 were taxable as follows (unaudited):

Ordinary income	$3,095,956
Capital gains	—
Return of capital	224,074

Total	$3,320,030

7.     COMMITMENTS AND CONTINGENCIES

        As of December 31, 2006, the Company had committed to make a total of approximately $79.0 million of investments in various revolving senior secured loans. As of December 31, 2006, $45.2 million was unfunded. Included within the $79.0 million commitment in revolving secured loans is a commitment to issue up to $3.7 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. As of December 31, 2006, the Company had $2.8 million in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability. Of these letters of credit, $2.3 million expire on September 30, 2007 and

$500,000 expire on July 31, 2007. These letters of credit may be extended under substantially similar terms for additional one-year terms at the Company's option until the revolving line of credit, under which the letters of credit were issued, matures on September 30, 2011.

        As of December 31, 2006, the Company was subject to a subscription agreement to fund up to $10.0 million of equity commitments in a private equity investment partnership. As of December 31, 2006, $225,000 was funded to this partnership.

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

8.     BORROWINGS

        In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On October 29, 2004, we formed Ares Capital CP Funding LLC ("Ares Capital CP"), a wholly owned subsidiary of the Company, through which we established a revolving credit facility (the "CP Funding Facility"). On November 3, 2004 (the "Facility Effective Date"), we entered into the CP Funding Facility that, as amended, allows Ares Capital CP to issue up to $350.0 million of variable funding certificates ("VFC"). As part of the CP Funding Facility, we are subject to limitations as to how borrowed funds may be used including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of VFC that we may issue from time to time. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early amortization of the CP Funding Facility and limit further advances under the CP Funding Facility and in some cases could be an event of default. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the CP Funding Facility. As of December 31, 2006, there was $15.0 million outstanding under the CP Funding Facility and the Company continues to be in compliance with all of the limitations and requirements of the CP Funding Facility. As of December 31, 2005, there was $18.0 million outstanding under the CP Funding Facility.

        The CP Funding Facility is scheduled to expire on October 31, 2007 and is secured by all of the assets held by Ares Capital CP, which as of December 31, 2006 consisted of eight investments. At expiration, at our election, any principal amounts then outstanding will be amortized over a 24-month period from the termination date. Under the terms of the CP Funding Facility, we are required to pay a renewal fee of 0.375% of the total amount available for borrowing on or around each November 3rd.

        The interest charged on the VFC is based on the commercial paper rate plus 0.70%. The interest charged on the VFC is payable quarterly. As of December 31, 2006 the commercial paper rate was 5.3481% and as of December 31, 2005 the commercial paper rate was 4.3223%. For the years ended December 31, 2006 and December 31, 2005, the average interest rates (i.e. commercial paper rate plus the spread) were 5.80% and 4.26%, respectively. For the years ended December 31, 2006 and December 31, 2005, the average outstanding balances were $45,620,822 and $17,939,726, respectively. The average interest rate during the period from the Facility Effective Date through December 31, 2004 was 1.78% (from date of first borrowing through December 31, 2004, the average interest rate was 3.50%) and the average outstanding balance was $10,466,102.

        For the years ended December 31, 2006 and December 31, 2005 the interest expense incurred was $2,615,244 and $799,307, respectively. For the period from June 23, 2004 (inception) through December 31, 2004 the interest expense incurred was $60,532. Cash paid for interest expense during the years ended December 31, 2006 and December 31, 2005 were $2,603,286 and $638,204, respectively. There was no cash paid for interest during the period from June 23, 2004 (inception) through December 31, 2004.

        The Company is also required to pay a commitment fee for any unused portion of the CP Funding Facility. Initially, the commitment fee was 0.175% per annum. On April 8, 2005 the CP Funding Facility was amended pursuant to which among other things, the commitment fee was temporarily reduced to 0.11% per annum until the earlier of (a) the date the total borrowings outstanding exceed $150.0 million or (b) October 3, 2005, after which the commitment fee was 0.175% per annum. On November 14, 2005 the CP Funding Facility was further amended pursuant to which among other things, the commitment fee was reduced to 0.10% per annum prior to the first time that the borrowings outstanding under the CP Funding Facility equal or exceed $200.0 million and 0.125% per annum on and after the first time that the borrowings outstanding under the CP Funding Facility exceed $200.0 million. On July 13, 2006 the CP Funding Facility was further amended pursuant to which among other things, the commitment fee was increased to 0.125% per annum calculated based on an amount equal to $200.0 million less the borrowings outstanding under the CP Funding Facility. As soon as the borrowings outstanding under the CP Funding Facility equal or exceed $200.0 million, the fee is calculated based on an amount equal to $350.0 million less the borrowings outstanding under the CP Funding Facility. For the years ended December 31, 2006 and December 31, 2005, the commitment fees incurred were $260,355 and $257,800, respectively. For the period from June 23, 2004 (inception) through December 31, 2004 the commitment fee incurred was $35,644.

        In December 2005, we entered into a senior secured revolving credit facility (the "Revolving Credit Facility") under which the lenders have agreed to extend credit to the Company in an initial aggregate principal amount not exceeding $250 million at any one time outstanding. The Revolving Credit Facility expires on December 28, 2010 and with certain exceptions is secured by substantially all of the assets in our portfolio (other than investments held by Ares Capital CP under the CP Funding Facility and those held as a part of the Debt Securitization, discussed below) which as of December 31, 2006 consisted of 108 investments. Under the Revolving Credit Facility, we have made certain representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders' equity, (e) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries, of not less than 2.0:1.0, (f) maintaining minimum liquidity, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and its subsidiaries.

        In addition to the asset coverage ratio described above, borrowings under the Revolving Credit Facility (and the incurrence of certain other permitted debt) will be subject to compliance with a borrowing base that will apply different advance rates to different types of assets in our portfolio. The Revolving Credit Facility also includes an "accordion" feature that allows us to increase the size of the Revolving Credit Facility to a maximum of $500 million under certain circumstances. The Revolving Credit Facility also includes usual and customary events of default for senior secured revolving credit facilities of this nature. As of December 31, 2006, there was $193.0 million outstanding under the Revolving Credit Facility and the Company continues to be in compliance with all of the limitations and requirements of the Revolving Credit Facility. As of December 31, 2005, there were no amounts outstanding under the Revolving Credit Facility.

        The interest charged under the Revolving Credit Facility is generally based on LIBOR (one, two, three or six month) plus 1.00%. As of December 31, 2006, the one, two, three and six month LIBOR were 5.32%, 5.35%, 5.36% and 5.37%, respectively. For the year ended December 31, 2006 the average interest rate was 6.44%. For the year ended December 31, 2006, the average outstanding balance was $89,021,918. For the year ended December 31, 2006, the interest expense incurred was $5,732,028. Cash paid for interest expense during the year ended December 31, 2006 was $4,518,853. As of December 31, 2005, the one, two, three and six month LIBOR were 4.39%, 4.48%, 4.54% and 4.70%, respectively. The Company is also required to pay a commitment fee of 0.20% for any unused portion of the Revolving Credit Facility. For the years ended December 31, 2006 and December 31, 2005, the commitment fees incurred were $317,549 and $5,555, respectively.

        As of December 31, 2006, the Company had $3.7 million in standby letters of credit issued through the Revolving Credit Facility. There were no letters issued as of December 31, 2005.

        On July 7, 2006, through our wholly owned subsidiary, ARCC CLO 2006 LLC ("ARCC CLO"), we completed a $400.0 million debt securitization (the "Debt Securitization") and issued approximately $314.0 million principal amount of asset-backed notes (including a $50.0 million revolver of which $40.0 million has not been drawn down as of December 31, 2006) (the "CLO Notes") to third parties that were secured by a pool of middle market loans that have been purchased or originated by the Company. The CLO Notes are included in the December 31, 2006 consolidated balance sheet. We retained approximately $86.0 million of certain BBB and non-rated securities in the Debt Securitization (the "Retained Notes"). The CLO Notes mature on December 20, 2019, and, as of December 31, 2006, there is $274.0 million outstanding under the Debt Securitization (excluding the Retained Notes). The blended pricing of the CLO Notes, excluding fees, is approximately 3-month LIBOR plus 34 basis points.

        The classes, amounts, ratings and interest rates (expressed as a spread to LIBOR) of the CLO Notes are:

Class	Amount (millions)		Rating (S&P/Moody's)	LIBOR Spread (basis points)
A-1A	$75		AAA/Aaa	25
A-1A VFN	50	(1)	AAA/Aaa	28
A-1B	14		AAA/Aaa	37
A-2A	75		AAA/Aaa	22
A-2B	33		AAA/Aaa	35
B	23		AA/Aa2	43
C	44		A/A2	70

Total	$314

(1)
Revolving class, $10.0 million of which was drawn as of December 31, 2006.

        During the first five years from the closing date, principal collections received on the underlying collateral may be used to purchase new collateral, allowing us to maintain the initial leverage in the securitization for the entire five-year period. Under the terms of the securitization, up to 15% of the collateral may be subordinated loans that are neither first nor second lien loans.

        The Class A-1A VFN Notes are a revolving class of secured notes and allow us to borrow and repay AAA/Aaa financing over the initial five-year period thereby providing more efficiency in funding costs. All of the notes are secured by the assets of ARCC Commercial Loan Trust 2006, including commercial loans totaling $308.1 million as of the closing date, currently which were sold to the trust by the Company, the originator and servicer of the assets. As of December 31, 2006, there were 62 investments securing the notes. Additional commercial loans will be purchased by the trust from the Company primarily using the proceeds from the Class A-1A VFN Notes. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

        The interest charged under the ARCC CLO debt securitization is based on 3-month LIBOR which as of December 31, 2006 was 5.36%. For the year ended December 31, 2006, the effective average interest rate was 5.99%. For the year ended December 31, 2006, we incurred $7,714,178 of interest expense and the cash paid for interest was $7,235,837. The Company is also required to pay a commitment fee of 0.175% for any unused portion of the Class A-1A VFN Notes. For the year ended December 31, 2006, the commitment fee incurred was $42,063 on these notes.

9.     DERIVATIVE INSTRUMENTS

        In 2005, we entered into a costless collar agreement in order to manage the exposure to changing interest rates related to the Company's fixed rate investments. The costless collar agreement is for a notional amount of $20 million, has a cap of 6.5%, a floor of 2.72% and matures in 2008. The costless collar agreement allows us to receive an interest payment for any quarterly period when the 3-month LIBOR exceeds 6.5%, and requires us to pay an interest payment for any quarterly period when the 3-month LIBOR is less than 2.72%. The costless collar resets quarterly based on the 3-month LIBOR. As of December 31, 2006, the 3-month LIBOR was 5.36%. As of December 31, 2006 these derivatives had no fair value.

10.   RELATED PARTY TRANSACTIONS

        The underwriting costs related to the IPO were $7,425,000 or $0.675 per share. As a part of the IPO, the Investment Adviser, on our behalf, agreed to pay the underwriters $0.225 of the $0.675 per share in underwriting discount and commissions for a total of approximately $2.5 million. We were obligated to repay this amount, together with accrued interest (charged at the 3-month LIBOR plus 2% starting on October 8, 2004) (a) if during any four calendar quarter period ending on or after October 8, 2005 the sum of (i) the aggregate distributions, including return of capital, if any, to the stockholders and (ii) the change in net assets (defined as total assets less indebtedness) equals or exceeds 7.0% of the net assets at the beginning of such period (as adjusted for any share issuances or repurchases) or (b) upon the Company's liquidation. On March 8, 2005, the Company's board of directors approved entering into an amended and restated agreement with the Investment Adviser whereby the Company would be obligated to repay the Investment Adviser for the approximate $2.5 million only if the conditions for repayment referred to above were met before the third anniversary of the IPO. If one or more such events did not occur on or before October 8, 2007, we would not be obligated to repay this amount to the Investment Adviser. For the year ended December 31, 2005, the sum of our aggregate distributions to our stockholders and our change in net assets exceeded 7.0% of net assets as of December 31, 2004 (as adjusted for any share issuances). As a result, in February 2006 we repaid this amount together with accrued interest.

        In accordance with the Advisory Agreement, we bear all costs and expenses of the operation of the Company and reimburse the Investment Adviser for all such costs and expenses incurred in the operation of the Company. For the year ended December 31, 2006, the Investment Adviser incurred such expenses totaling $853,435. As of December 31, 2006, $54,807 was unpaid and such payable is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. For the year ended December 31, 2005, the Investment Adviser incurred such expenses totaling $243,377.

        During 2006, we entered into a sublease agreement with Ares Management, whereby Ares Management subleases approximately 25% of the office facilities that we lease, for a fixed rent equal to 25% of the basic annual rent payable by us under our lease, plus certain additional costs and expenses. For the year ended December 31, 2006, such amounts payable to the Company totaled $92,807. As of December 31, 2006, the entire amount was unpaid and included as a receivable in other assets in the accompanying consolidated balance sheet.

        As of December 31, 2006, Ares Management, of which the Investment Adviser is a wholly owned subsidiary, owned 666,667 shares of the Company's common stock representing approximately 1.3% of the total shares outstanding as of December 31, 2006.

        See Note 3 for a description of other related party transactions.

11.   STOCKHOLDERS' EQUITY

        On March 23, 2005, we completed a public add-on offering (the "Add-on Offering") of 12,075,000 shares of common stock (including the underwriters' over-allotment option of 1,575,000 shares) at $16.00 per share, less an underwriting discount and commissions totaling $0.72 per share. Total proceeds received from the Add-on Offering, net of the underwriters' discount and offering costs, were $183.9 million.

        On October 18, 2005, we completed a public add-on offering (the "October Add-on Offering") of 14,500,000 shares of common stock at $15.46 per share, less an underwriting discount and commissions totaling $0.6957 per share. Total proceeds received from the October Add-on Offering, net of the underwriters' discount and offering costs, were approximately $213.5 million.

        On July 18, 2006, we completed a public add-on offering (the "July Add-on Offering"), of 10,781,250 shares of common stock (including the underwriters' over-allotment option of 1,406,250 shares) at $15.67 per share, less an underwriting discount and commissions totaling $0.58 per share. Total proceeds received from the July Add-on Offering, net of the underwriters' discount and offering costs, were approximately $162.0 million.

        On December 19, 2006, we completed a public add-on offering (the "December Add-on Offering"), of 2,730,000 shares of common stock at $18.50 per share, less an underwriting discount and commissions totaling $0.19 per share. Total proceeds received from the December Add-on Offering, net of the underwriter's discount and offering costs, were approximately $49.8 million.

12.   DIVIDEND

        For the three months ended December 31, 2006, the Company declared a dividend on November 8, 2006 of $0.40 per share and an additional dividend of $0.10 per share for a total of $20,814,611 and $5,203,653, respectively. The record date for the dividends was December 15, 2006 and the dividends were distributed on December 29, 2006. For the three months ended September 30, 2006, the Company declared a dividend on August 9, 2006 of $0.40 per share for a total of $19,595,399. The record date was September 15, 2006 and the dividend was distributed on September 29, 2006. For the three months ended June 30, 2006, the Company declared a dividend on May 8, 2006 of $0.38 per share for a total of $14,481,380. The record date was June 15, 2006 and the dividend was distributed on June 30, 2006. For the three months ended March 31, 2006, the Company declared a dividend on February 28, 2006 of $0.36 per share for a total of $13,682,573. The record date was March 24, 2006 and the dividend was distributed on April 14, 2006.

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

13.   FINANCIAL HIGHLIGHTS

        The following is a schedule of financial highlights as of and for the years ended December 31, 2006 and December 31, 2005 and for the period from June 23, 2004 (inception) through December 31, 2004:

Per Share Data:	As of and for the year ended December 31, 2006	As of and for the year ended December 31, 2005	For the period from June 23,2004 (inception) through December 31, 2004
Net asset value, beginning of period(1)	$15.03	$14.43	$15.00
Issuance of common stock	0.20	0.39	(0.78)
Effect of antidilution	(0.03)	(0.16)	—
Underwriting costs (reimbursed to)/paid by the Investment Adviser (see Note 10)(2)	—	(0.11)	0.22
Net investment income for period(2)	1.31	1.15	0.25
Net realized and unrealized gains for period(2)	0.30	0.63	0.04

Net increase in stockholders' equity	1.61	1.90	(0.27)
Distributions from net investment income	(1.31)	(1.15)	(0.25)
Distributions in excess of net investment income	—	—	(0.01)
Distributions from net realized capital gains on securities	(0.33)	(0.15)	(0.02)

Total distributions to stockholders before return of capital	(1.64)	(1.30)	(0.28)
Tax return of capital	—	—	(0.02)

Total distributions	(1.64)	(1.30)	(0.30)
Net asset value at end of period(1)	$15.17	$15.03	$14.43

Per share market value at end of period	$19.11	$16.07	$19.43
Total return based on market value(3)	29.12%	(10.60)%	31.53%
Total return based on net asset value(4)	10.73%	12.04%	(1.80)%
Shares outstanding at end of period	52,036,527	37,909,484	11,066,767
Ratio/Supplemental Data:
Net assets at end of period	$789,433,404	$569,612,199	$159,708,305
Ratio of operating expenses to average net assets(5)(6)	8.84%	4.11%	5.24%
Ratio of net investment income to average net assets(5)(7)	9.19%	7.56%	8.54%
Portfolio turnover rate(5)	49%	34%	215%

(1)
The net assets used equals the total stockholders' equity on the consolidated balance sheets.

(2)
Weighted average basic per share data.

(3)
For the year ended December 31, 2006, the total return based on market value for the year ended December 31, 2006 equals the increase of the ending market value at December 31, 2006 of $19.11 per share over the ending market value at December 31, 2005 of $16.07 per share plus the declared dividend of $0.36 per share for holders of record on March 24, 2006, the declared dividend of $0.38 per share for holders of record on June 15, 2006, the declared dividend of $0.40 per share for holders of record on September 15, 2006, the declared dividend of $0.40 per share for holders of record on December 15, 2006 and the declared dividend of $0.10 per share for holders of record on December 15, 2006. For the year ended December 31, 2005, the total return based on market value equals the decrease of the ending market value at December 31,

  2005 of $16.07 per share over the ending market value at December 31, 2004 of $19.43, plus the declared dividend of $0.30 per share for holders of record on March 7, 2005, the declared dividend of $0.32 per share for holders of record on June 30, 2005, the declared dividend of $0.34 per share for holders of record on September 16, 2005 and the declared dividend of $0.34 per share for holders of record on December 22, 2005, divided by the market value at December 31, 2004. For the period from June 23, 2004 (inception) through December 31, 2004, the total return based on market value equals the increase of the ending market value at December 31, 2004 of $19.43 per share over the offering price of $15 per share, plus the declared dividend of $0.30 per share (includes return of capital of $0.01 per share) for holders of record on December 27, 2004, divided by the offering price. Total return based on market value is not annualized.

(4)
For the year ended December 31, 2006, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.36 per share for holders of record on March 24, 2006, the declared dividend of $0.38 per share for holders of record on June 15, 2006, the declared dividend of $0.40 per share for holders of record on September 15, 2006, the declared dividend of $0.40 per share for holders of record on December 15, 2006 and the declared dividend of $0.10 per share for holders of record on December 15, 2006. The calculation was adjusted for shares issued in connection with dividend reinvestment plan, the issuances of common stock in connection with the July Add-on Offering and the December Add-on Offering. For the year ended December 31, 2005, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.30 per share for holders of record on March 7, 2005, the declared dividend of $0.32 per share for holders of record on June 30, 2005, the declared dividend of $0.34 per share for holders of record on September 16, 2005 and the declared dividend of $0.34 per share for holders of record on December 22, 2005, divided by the beginning net asset value during the period. The calculation was adjusted for shares issued in connection with dividend reinvestment plan, the issuances of common stock in connection with the Add-on Offering and October Add-on Offering, and the reimbursement of underwriting costs paid by the Investment Adviser. For the period from June 23, 2004 (inception) through December 31, 2004 the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.30 per share (includes return of capital of $0.01 per share) for holders of record on December 27, 2004, divided by the beginning net asset value during the period. Total return based on net asset value is not annualized.

(5)
The ratios reflect an annualized amount.

(6)
For the year ended December 31, 2006, the ratio of operating expenses to average net assets consisted of 2.06% of base management fees, 2.95% of incentive management fees, 2.81% of the cost of borrowing and other operating expenses of 1.02%. For the year ended December 31, 2005, the ratio of operating expenses to average net assets consisted of 1.44% of base management fees, 1.17% of incentive management fees, 0.43% of the cost of borrowing and other operating expenses of 1.07%. These ratios reflect annualized amounts.

(7)
The ratio of net investment income to average net assets excludes income taxes related to realized gains.

14.   IMPACT OF NEW ACCOUNTING STANDARDS

        In July 2006, the Financial Accounting Standards Board ("FASB") released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48"). FIN 48 provides guidance on how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the current year. FASB required adoption of FIN 48 for fiscal years beginning after December 15, 2006, and FIN 48 is to be applied to all open tax years as of the effective date. However, on December 22, 2006, the Securities and Exchange Commission delayed the required implementation date of FIN 48 for business development companies until March 31, 2007. The Company is currently evaluating the implications of FIN 48, and its impact in the consolidated financial statements has not yet been determined.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. At this time, the Company is evaluating the implications of SFAS No. 157, and its impact in the consolidated financial statements has not yet been determined.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company's choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. At this time, the Company is evaluating the implications of SFAS No. 159, and its impact in the consolidated financial statements has not yet been determined.

15.   SELECTED QUARTERLY DATA (Unaudited)

	2006
	Q4	Q3	Q2	Q1
Total Investment Income	$37,508,058	$31,831,794	$30,489,751	$20,191,305
Net investment income before net realized and unrealized gain on investments and incentive compensation	$23,508,149	$21,792,136	$16,233,294	$14,614,419
Incentive compensation	$5,188,969	$4,464,141	$6,940,399	$2,922,884
Net investment income before net realized and unrealized gain on investments	$18,319,180	$17,327,995	$9,292,895	$11,691,535
Net realized and unrealized gain on investments	$2,699,307	$813,127	$7,399,785	$2,151,498
Net increase in stockholders' equity resulting from operations	$21,018,487	$18,141,122	$16,692,680	$13,843,033
Basic and diluted earnings per common share	$0.42	$0.39	$0.44	$0.36
Net asset value per share as of the end of the quarter	$15.17	$15.06	$15.10	$15.03

	2005				Q4(1)
	Q4	Q3	Q2	Q1	2004
Total Investment Income	$14,890,281	$11,607,989	$9,601,615	$5,750,592	$4,380,848
Net investment income before net realized and unrealized gain on investments and incentive compensation	$11,071,081	$8,887,631	$7,567,053	$3,800,113	$3,009,749
Incentive compensation	$(510,478)	$2,643,353	$1,798,919	$270,284	$95,471
Net investment income before net realized and unrealized gain on investments	$11,581,559	$6,244,278	$5,768,134	$3,529,829	$2,914,278
Net realized and unrealized gain on investments	$4,281,465	$3,637,612	$1,834,122	$4,974,077	$475,393
Net increase in stockholders' equity resulting from operations	$15,863,024	$9,881,890	$7,602,256	$8,503,906	$3,389,671
Basic and diluted earnings per common share	$0.45	$0.42	$0.33	$0.69	$0.34
Net asset value per share as of the end of the quarter	$15.03	$15.08	$14.97	$14.96	$14.43

(1)
The Company was initially funded on June 23, 2004 (inception) but had no significant operations until the fourth quarter of 2004. The sole activity for the second and third quarters of 2004 was the incurrence of $199,183 in organizational expenses.

16.   SUBSEQUENT EVENTS

        On January 8, 2007, the underwriter exercised its over-allotment option of 409,500 shares of common stock granted in the December Add-on Offering at $18.50 per share less an underwriting discount and commissions totaling $0.19 per share. Total proceeds received from the sale of common stock pursuant to the over-allotment option, net of the underwriter's discount and offering costs, were approximately $7.5 million.

        On February 9, 2007, we completed a public add-on offering (the "February Add-on Offering") of 1,382,078 shares of common stock (including the underwriter's over-allotment option of 180,271 shares) at $19.95 per share, less an underwriting discount and commissions totaling $0.25 per share. Total proceeds received from the February Add-on Offering, net of the underwriter's discount and offering costs, were approximately $27.0 million.

        On March 1, 2007, in accordance with the "accordion" feature of the Revolving Credit Facility, we increased the aggregate principal amount of the Revolving Credit Facility by $100.0 million to a total of $350.0 million.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2007.

ARES CAPITAL CORPORATION
By:	/s/ MICHAEL J. AROUGHETI Michael J. Arougheti President

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 8, 2007.

Signature	Title(s)

/s/ MICHAEL J. AROUGHETI Michael J. Arougheti	President (principal executive officer)
/s/ RICHARD S. DAVIS Richard S. Davis	Chief Financial Officer (principal financial and accounting officer)
/s/ DOUGLAS E. COLTHARP Douglas E. Coltharp	Director
/s/ FRANK E. O'BRYAN Frank E. O'Bryan	Director
/s/ ROBERT L. ROSEN Robert L. Rosen	Director
/s/ BENNETT ROSENTHAL Bennett Rosenthal	Director
/s/ ERIC B. SIEGEL Eric B. Siegel	Director

QuickLinks

PART I
FORWARD-LOOKING STATEMENTS
RISK FACTORS THAT MAY AFFECT FUTURE RESULTS
PART II
PRICE RANGE OF COMMON STOCK
HOLDERS
DIVIDEND POLICY
RECENT SALES OF UNREGISTERED SECURITIES
ISSUER PURCHASES OF EQUITY SECURITIES
COMPARISON OF CUMULATIVE TOTAL RETURN AMONG ARES CAPITAL CORPORATION, S&P 500 AND S&P SPECIALIZED FINANCE INDEX
ARES CAPITAL CORPORATION AND SUBSIDIARIES SELECTED FINANCIAL DATA As of and For the Years Ended December 31, 2006 and December 31, 2005 and As of and For the Period June 23, 2004 (inception) Through December 31, 2004
PART III
PART IV
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
ARES CAPITAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
ARES CAPITAL CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS As of December 31, 2006
ARES CAPITAL CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS As of December 31, 2005
ARES CAPITAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS
ARES CAPITAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
ARES CAPITAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS
ARES CAPITAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2006
SIGNATURES