Form 10-Q
period 2007-03-31
ARES CAPITAL CORP
filed 2007-05-10
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                   to

Commission File No. 000-50697

ARES CAPITAL CORPORATION

(Exact name of Registrant as specified in its charter)

Maryland	33-1089684
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

280 Park Avenue, 22nd Floor, Building East, New York, NY 10017
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2007
Common stock, $0.001 par value	69,486,220

ARES CAPITAL CORPORATION

PART I  —  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS

Investments at fair value (amortized cost of $1,439,399,109 and $1,245,758,040, respectively)
Non-control/non-affiliate investments	$1,186,483,547	$991,529,464
Non-control affiliated company investments	247,264,574	244,292,372
Total investments at fair value	1,433,748,121	1,235,821,836
Cash and cash equivalents	54,333,411	91,538,878
Receivable for open trades	1,222,285	1,026,053
Interest receivable	14,105,571	10,121,104
Other assets	8,870,325	9,483,083

Total assets	$1,512,279,713	$1,347,990,954

LIABILITIES

Debt	$670,000,000	$482,000,000
Payable for open trades	—	60,000,000
Accounts payable and accrued expenses	1,863,910	2,027,948
Management and incentive fees payable	9,844,161	12,485,016
Interest and facility fees payable	2,809,253	2,044,586
Total liabilities	684,517,324	558,557,550

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY

Common stock, par value $.001 per share, 100,000,000 common shares authorized, 53,961,220 and 52,036,527 common shares issued and outstanding, respectively	53,961	52,037
Capital in excess of par value	822,000,330	785,192,573
Accumulated undistributed net investment income	3,913,272	7,038,469
Accumulated net realized gains on sale of investments	7,445,814	7,086,529
Net unrealized depreciation on investments	(5,650,988)	(9,936,204)
Total stockholders’ equity	827,762,389	789,433,404

Total liabilities and stockholders’ equity	$1,512,279,713	$1,347,990,954

NET ASSETS PER SHARE	$15.34	$15.17

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2007	March 31, 2006
	(unaudited)	(unaudited)
INVESTMENT INCOME:
From non-control/non-affiliate investments:
Interest from investments	$29,976,327	$15,051,133
Capital structuring service fees	4,284,547	1,746,205
Interest from cash & cash equivalents	820,833	231,229
Dividend income	375,000	—
Other income	152,152	42,543
Total invetment income from non-control/non-affiliate investments	35,608,859	17,071,110

From non-control affiliated company investments:
Interest from investments	3,840,254	2,476,932
Capital structuring service fees	37,500	583,810
Other income	228,410	59,453
Total investment income from non-control affiliated company investments	4,106,164	3,120,195

Total investment income	39,715,023	20,191,305

EXPENSES:
Interest and credit facility fees	8,549,315	1,729,620
Base management fees	5,089,497	2,543,659
Incentive management fees	4,754,664	2,922,884
Professional fees	965,813	471,451
Insurance	264,818	188,101
Administrative	210,357	177,537
Depreciation	101,177	—
Directors fees	64,750	63,250
Interest to the Investment Adviser	—	25,879
Other	760,140	168,509
Total expenses	20,760,531	8,290,890

NET INVESTMENT INCOME BEFORE INCOME TAXES	18,954,492	11,900,415

Income tax expense, including excise tax	10,166	208,880

NET INVESTMENT INCOME	18,944,326	11,691,535

REALIZED AND UNREALIZED NET GAINS ON INVESTMENTS:
Net realized gains (losses):
Net realized gains (losses) from non-control/non-affiliate investment transactions	269,285	563,603
Net realized gains (losses)from non-control affiliated company investment transactions	90,000	47,283
Net realized gains (losses) from investment transactions	359,285	610,886
Net unrealized gains (losses):
Net unrealized gains (losses) from non-control/non-affiliate investment transactions	(2,092,412)	3,985,530
Net unrealized gains (losses) from non-control affiliated company investment transactions	6,377,628	(2,444,918)
Net unrealized gains (losses) from investment transactions	4,285,216	1,540,612

Net realized and unrealized gains (losses) from investment transactions	4,644,501	2,151,498

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$23,588,827	$13,843,033

BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 4)	$0.44	$0.36

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 4)	53,178,927	37,988,700

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2007

				Initial					Percentage
				Acquisition	Amortized		Fair Value		of Net
Company {1}	Industry	Investment	Interest {17}	Date	Cost	Fair Value	Per Unit		Assets
Healthcare - Services
American Renal Associates, Inc.	Dialysis provider	Senior secured loan ($2,688,524 par due 12/2010)	9.12% (Libor+ 3.75%/Q)	12/14/05	$2,688,524	$2,688,524	$1.00	{3}
		Senior secured loan ($196,721 par due 12/2010)	10.50% (Base Rate + 2.25%/D)	12/14/05	196,721	196,721	$1.00	{3}
		Senior secured loan ($5,788,525 par due 12/2011)	9.62% (Libor + 4.25%/Q)	12/14/05	5,788,525	5,788,525	$1.00	{3}
		Senior secured loan ($54,098 par due 12/2011)	11.00% (Base Rate + 2.75%/D)	12/14/05	54,098	54,098	$1.00	{3}
		Senior secured loan ($393,741 par due 12/2011)	12.37% (Libor + 7.00%/S)	12/14/05	393,741	393,741	$1.00
		Senior secured loan ($261,997 par due 12/2011)	12.37 (Libor + 7.00%/S)	12/14/05	261,997	261,997	$1.00	{3}
		Senior secured loan ($3,937,406 par due 12/2011)	12.36% (Libor + 7.00% /Q)	12/14/05	3,937,406	3,937,406	$1.00
		Senior secured loan ($2,619,971 par due 12/2011)	12.36% (Libor + 7.00% /Q)	12/14/05	2,619,971	2,619,971	$1.00	{3}

Capella Healthcare, Inc.	Acute care hospital operator	Junior secured loan ($1,000,000 par due 11/2013)	13.25% (Base Rate + 5.00%/D)	12/1/05	1,000,000	1,000,000	$1.00
		Junior secured loan ($30,000,000 par due 11/2013)	13.25% (Base Rate + 5.00%/D)	12/1/05	30,000,000	30,000,000	$1.00	{2}

DSI Renal, Inc.	Dialysis provider	Senior subordinated note ($55,215,573 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/06	55,215,573	55,215,573	$1.00	{4}
		Senior subordinated note ($11,105,376 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/06	11,105,376	11,105,376	$1.00	{3}{4}
		Senior secured revolving loan ($4,000,000 par due 3/2013)	8.38% (Libor + 3.00%/Q)	4/4/06	4,000,000	4,000,000	$1.00
		Senior secured revolving loan ($960,000 par due 3/2013)	8.38% (Libor + 3.00%/Q)	4/4/06	960,000	960,000	$1.00
		Senior secured revolving loan ($1,600,000 par due 3/2013)	8.38% (Libor + 3.00%/Q)	4/4/06	1,600,000	1,600,000	$1.00
		Senior secured revolving loan ($2,096,000 par due 3/2013)	10.75% (Base Rate + 2.50%/D)	4/4/06	2,096,000	2,096,000	$1.00

MPBP Holdings, Inc., Cohr Holdings, Inc. and MPBP Acquisition Co., Inc.	Healthcare equipment services	Junior secured loan ($20,000,000 par due 1/2014)	11.61% (Libor + 6.25%/Q)	1/31/07	20,000,000	20,000,000	$1.00
		Junior secured loan ($12,000,000 par due 1/2014)	11.61% (Libor + 6.25%/Q)	1/31/07	12,000,000	12,000,000	$1.00	{3}
		Common stock (50,000 shares)		1/31/07	5,000,000	5,000,000	$100.00	{5}

OnCURE Medical Corp.	Radiation oncology care provider	Senior subordinated note ($25,758,837 par due 8/2013)	11.00% cash, 1.50% PIK	8/18/06	25,758,837	25,758,837	$1.00	{4}
		Senior secured loan ($3,259,375 par due 8/2011)	8.82% (Libor + 3.50%/S)	8/23/06	3,259,375	3,259,375	$1.00
		Senior secured loan ($696,690 par due 8/2008)	8.82% (Libor + 3.50%/S)	8/23/06	696,690	696,690	$1.00
		Common stock (857,143 shares)		8/18/06	3,000,000	3,000,000	$3.50	{5}

The Parker Group, Inc. {19}	Diversified healthcare services	Senior secured loan ($27,750,000 par due 3/2012)	13.75% (Base Rate + 5.50%/D)	3/1/07	27,750,000	27,750,000	$1.00

Triad Laboratory Alliance, LLC	Laboratory services	Senior subordinated note ($14,894,195 par due 12/2012)	12.00% cash, 1.75% PIK	12/21/05	14,894,195	14,894,195	$1.00	{4}
		Senior secured loan ($6,912,500 par due 12/2011)	8.60% (Libor + 3.25%/Q)	12/21/05	6,912,500	6,912,500	$1.00
		Senior secured loan ($2,962,500 par due 12/2011)	8.60% (Libor + 3.25%/Q)	12/21/05	2,962,500	2,962,500	$1.00	{3}
					244,152,029	244,152,029			29.50%

Retail
Apogee Retail, LLC	For-profit thrift retailer	Senior secured loan ($65,835,000 par due 3/2012)	10.58%(Libor + 5.25%/S)	3/27/07	65,835,000	65,835,000	$1.00
		Senior secured loan ($165,000 par due 3/2012)	10.60% (Libor + 5.25%/Q)	3/27/07	165,000	165,000	$1.00

Savers, Inc and SAI Acquisition Corporation	For-profit thrift retailer	Senior subordinated note ($28,411,563 par due 8/2014)	10.00% cash, 2.00% PIK	8/8/06	28,411,563	28,411,563	$1.00	{2}{4}
		Common stock (1,170,182 shares)		8/8/06	4,500,000	4,500,000	$3.85	{5}

Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($4,776,000 par due 9/2012)	10.07% (Libor + 4.75%/M)	9/28/06	4,776,000	4,776,000	$1.00	{3}
		Senior secured loan ($14,000,000 par due 9/2012)	11.32% (Libor + 6.00%/M)	9/28/06	14,000,000	14,000,000	$1.00
		Senior secured loan ($14,000,000 par due 9/2012)	11.32% (Libor + 6.00%/M)	9/28/06	14,000,000	14,000,000	$1.00	{2}
		Senior secured loan ($7,200,000 par due 9/2012)	11.32% (Libor + 6.00%/M)	9/28/06	7,200,000	7,200,000	$1.00	{3}
		Preferred stock (80 shares)		9/28/06	1,800,000	1,800,000	$22,500.00	{5}
		Common stock (800 shares)		9/28/06	200,000	200,000	$250.00	{5}
					140,887,563	140,887,563			17.03%

Education
Instituto de Banca y Comercio, Inc. and National College of Business and Technology Company, Inc.	Private school operator	Senior secured revolving loan ($1,500,000 par due 3/2014)	8.32% (Libor + 3.00%/M)	3/15/07	1,500,000	1,500,000	1.00

		Senior secured loan ($64,000,000 par due 3/2014)	10.35% (Libor + 5.00%/Q)	3/15/07	64,000,000	64,000,000	1.00

Equinox SMU Partners LLC and SMU Acquisition Corp. {9} {15} {20}	Medical school operator	Senior secured revolving loan ($6,550,000 par due 12/2010)	13.25% (Base Rate + 5.00%/D)	1/26/06	6,550,000	6,550,000	$1.00

		Senior secured revolving loan ($1,032,342 par due 12/2010)	11.36% (Libor + 6.00%/Q)	1/26/06	1,032,342	1,032,342	$1.00
		Senior secured loan ($4,524,354 par due 12/2010)	11.35% (Libor + 6.00%/Q)	1/26/06	4,524,354	4,524,354	$1.00
		Senior secured loan ($4,625,646 par due 12/2010)	11.35% (Libor + 6.00%/Q)	1/26/06	4,625,646	4,625,646	$1.00	{3}
		Senior secured loan ($250,000 par due 12/2010)	11.35% (Libor + 6.00%/Q)	1/26/06	250,000	250,000	$1.00
		Senior secured loan ($250,000 par due 12/2010)	11.35% (Libor + 6.00%/Q)	1/26/06	250,000	250,000	$1.00	{3}
		Limited liability company membership interest (17.39% interest)		1/25/06	4,000,000	4,000,000		{5}

ELC Acquisition Corporation	Developer, manufacturer and retailer of educational products	Senior secured loan ($3,085,714 par due 11/2012)	9.13% (Libor + 3.75%/S)	11/30/06	3,085,714	3,085,714	$1.00
		Junior secured loan ($8,333,333 par due 11/2013)	12.35% (Libor + 7.00%/Q)	11/30/06	8,333,333	8,333,333	$1.00	{3}

Lakeland Finance, LLC	Private school operator	Senior secured note ($18,000,000 par due 12/2012)	11.50%	12/13/05	18,000,000	18,000,000	$1.00
		Senior secured note ($15,000,000 par due 12/2012)	11.50%	12/13/05	15,000,000	15,000,000	$1.00	{2}
					131,151,389	131,151,389			15.85%

Printing, Publishing and Media
Canon Communications LLC	Print publications services	Junior secured loan ($7,525,000 par due 11/2011)	12.07% (Libor + 6.75%/M)	5/25/05	7,525,000	7,525,000	$1.00
		Junior secured loan ($4,250,000 par due 11/2011)	12.07% (Libor + 6.75%/M)	5/25/05	4,250,000	4,250,000	$1.00	{2}
		Junior secured loan ($12,000,000 par due 11/2011)	12.07% (Libor + 6.75%/M)	5/25/05	12,000,000	12,000,000	$1.00	{3}

Daily Candy, Inc. {11}{20}	Internet publication provider	Senior secured loan ($12,422,111 par due 5/2009)	10.36% (Libor + 5.00%/S)	5/25/06	12,889,397	12,422,111	$1.00
		Senior secured loan ($11,577,889 par due 5/2009)	10.36% (Libor + 5.00%/S)	5/25/06	12,013,418	11,577,889	$1.00	{3}
		Senior secured loan ($258,794 par due 5/2009)	10.35% (Libor + 5.00%/Q)	5/25/06	268,529	258,794	$1.00
		Senior secured loan ($241,206 par due 5/2009)	10.35% (Libor + 5.00%/Q)	5/25/06	250,280	241,206	$1.00	{3}
		Senior secured loan ($64,698 par due 5/2009)	12.25% (Base Rate + 4.00%/D)	5/25/06	67,132	64,698	$1.00
		Senior secured loan ($60,302 par due 5/2009)	12.25% (Base Rate + 4.00%/D)	5/25/06	62,570	60,302	$1.00	{3}
		Common stock (1,250,000 shares)		5/25/06	2,375,000	4,085,000	$3.27	{5}
		Warrants to purchase 1,381,578 shares		5/25/06	2,624,998	4,514,997	$3.27	{5}

National Print Group, Inc.	Printing management services	Senior secured revolving loan ($531,499 par due 3/2012)	10.75% (Base Rate + 2.50%/D)	3/2/06	531,499	531,499	$1.00
		Senior secured revolving loan ($798,913 par due 3/2012)	8.82% (Libor + 3.50%/M)	3/2/06	798,913	798,913	$1.00
		Senior secured loan ($5,295,652 par due 3/2012)	8.85% (Libor + 3.50%/Q)	3/2/06	5,295,652	5,295,652	$1.00	{3}
		Senior secured loan ($273,913 par due 3/2012)	10.75% (Base Rate + 2.50%/D)	3/2/06	273,913	273,913	$1.00	{3}
		Senior secured loan ($5,295,652 par due 3/2012)	8.86% (Libor + 3.50%/Q)	3/2/06	5,295,652	5,295,652	$1.00	{3}
		Senior secured loan ($2,319,368 par due 8/2012)	12.35% (Libor + 7.00%/B)	3/2/06	2,319,368	2,319,368	$1.00
		Senior secured loan ($419,763 par due 8/2012)	12.35% (Libor + 7.00%/B)	3/2/06	419,763	419,763	$1.00	{3}
		Senior secured loan ($1,932,806 par due 8/2012)	12.36% (Libor + 7.00%/Q)	3/2/06	1,932,806	1,932,806	$1.00
		Senior secured loan ($349,802 par due 8/2012)	12.36% (Libor + 7.00%/Q)	3/2/06	349,802	349,802	$1.00	{3}
		Preferred stock (9,344 shares)		3/2/06	2,000,000	2,000,000	$214.04	{5}

The Teaching Company, LLC and The Teaching Company Holdings, Inc. {18}	Education publications provider	Senior secured loan ($28,000,000 par due 9/2012)	10.50%	9/29/06	28,000,000	28,000,000	$1.00
		Senior secured loan ($12,000,000 par due 9/2012)	10.50%	9/29/06	12,000,000	12,000,000	$1.00	{3}
		Preferred stock (29,969 shares)		9/29/06	2,996,921	2,996,921	$100.00	{5}
		Common stock (15,393 shares)		9/29/06	3,079	3,079	$0.20	{5}
					116,543,692	119,217,365			14.41%

Services - Other
American Residential Services, LLC	Plumbing, heating and air-conditioning services	Senior subordinated note ($8,833,181 par due 9/2013)	12.00% Cash, 3.00% PIK	11/9/06	8,833,181	8,833,181	$ 1.00	{2}

Diversified Collection Services, Inc.	Collections services	Senior secured loan ($5,242,025 par due 2/2011)	9.57% (Libor + 4.25%/M)	2/2/05	5,242,025	4,560,561	$ 0.87	{3}
		Senior secured loan ($1,742,026 par due 8/2011)	11.32% (Libor + 6.00%/M)	2/2/05	1,742,026	1,358,781	$ 0.78	{2}
		Senior secured loan ($6,757,974 par due 8/2011)	11.32% (Libor + 6.00%/M)	2/2/05	6,757,974	5,271,219	$ 0.78	{3}
		Preferred stock (14,927 shares)		5/18/06	169,123	—	$ —	{5}
		Common stock (114,004 shares)		2/2/05	295,270	—	$ —	{5}

GCA Services Group, Inc.	Custodial services	Senior secured loan ($8,000,000 par due 12/2011)	12.00%	12/15/06	8,000,000	8,000,000	$ 1.00
		Senior secured loan ($30,000,000 par due 12/2011)	12.00%	12/15/06	30,000,000	30,000,000	$ 1.00	{2}
		Senior secured loan ($12,000,000 par due 12/2011)	12.00%	12/15/06	12,000,000	12,000,000	$ 1.00	{3}

Growing Family, Inc. and GFH Holdings, LLC	Photography services	Senior secured loan ($11,937,500 par due 8/2011)	8.36% (Libor + 3.00%/Q)	3/16/07	11,937,500	11,937,500	$ 1.00
		Senior secured loan ($3,591,000 par due 8/2011)	12.36% (Libor + 7.00%/Q)	3/16/07	3,591,000	3,591,000	$ 1.00
		Common stock (552,430 shares)		3/15/07	872,286	872,286	$ 1.58	{5}

NPA Acquisition, LLC	Powersport vehicle auction operator	Senior secured loan ($4,533,333 par due 8/2012)	8.56% (Libor + 3.25%/S)	8/28/06	4,533,333	4,533,333	$ 1.00
		Senior secured loan ($333,333 par due 8/2012)	8.57% (Libor + 3.25%/M)	8/28/06	333,333	333,333	$ 1.00
		Senior secured loan ($91,667 par due 8/2012)	10.25% (Base Rate + 2.00%/D)	8/28/06	91,667	91,667	$ 1.00
		Junior secured loan ($2,000,000 par due 2/2013)	12.08% (Libor + 6.75%/Q)	8/23/06	2,000,000	2,000,000	$ 1.00
		Junior secured loan ($12,000,000 par due 2/2013)	12.08% (Libor + 6.75%/Q)	8/23/06	12,000,000	12,000,000	$ 1.00	{3}
		Common units (1,709 shares)		8/23/06	1,000,000	1,000,000	$ 585.14	{5}
					109,398,718	106,382,861			12.86%

Manufacturing
Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan ($6,000,000 par due 4/2010)	10.35% (Libor + 5.00%/Q)	3/28/05	6,037,770	6,000,000	$ 1.00	{3}

Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($10,344,019 par due 5/2011)	9.60% (Libor + 4.25%/B)	5/22/06	10,344,019	10,344,019	$ 1.00	{3}
		Senior secured loan ($52,632 par due 5/2011)	10.00% (Base Rate + 1.75%/D)	5/22/06	52,632	52,632	$ 1.00	{3}
		Senior secured loan ($3,728,092 par due 5/2011)	11.35% (Libor + 6.00%/M)	5/22/06	3,728,092	3,728,092	$ 1.00
		Senior secured loan ($1,522,742 par due 5/2011)	11.35% (Libor + 6.00%/M)	5/22/06	1,522,742	1,522,742	$ 1.00	{3}
		Senior secured loan ($4,321,657 par due 5/2011)	13.00% cash, 3.00% PIK	5/22/06	4,321,657	4,321,657	$ 1.00	{4}

Saw Mill PCG Partners LLC	Precision components manufacturer	Common units (1,000 shares)		2/2/07	1,000,000	1,000,000	1,000.00	{5}

Qualitor, Inc.	Automotive aftermarket components supplier	Senior secured loan ($1,955,000 par due 12/2011)	9.60% (Libor + 4.25%/Q)	12/29/04	1,955,000	1,955,000	$ 1.00	{3}
		Junior secured loan ($5,000,000 par due 6/2012)	12.60% (Libor + 7.25%/Q)	12/29/04	5,000,000	5,000,000	$ 1.00	{3}

Professional Paint, Inc.	Paint manufacturer	Junior secured loan ($4,500,000 par due 5/2013)	11.13% (Libor + 5.75%/S)	5/25/06	4,500,000	4,500,000	$ 1.00
		Junior secured loan ($12,000,000 par due 5/2013)	11.13% (Libor + 5.75%/S)	5/25/06	12,000,000	12,000,000	$ 1.00	{3}

Reflexite Corporation {10} {20}	Developer and manufacturer of high visibility reflective products	Senior subordinated loan ($7,692,581 par due 12/2011)	11.00% cash, 3.00% PIK	12/30/04	7,692,581	7,923,052	$ 1.03	{2}{4}
		Common Stock (1,729,627 shares)		3/28/06	25,682,891	26,530,057	$ 15.34	{5}

Universal Trailer Corporation {6} {20}	Livestock and specialty trailer manufacturer	Common stock (50,000 shares)		10/8/04	6,424,645	5,500,000	$ 110.00	{5}
		Warrants to purchase 22,208 shares		10/8/04	1,505,776	2,442,880	$ 110.00	{5}

Varel Holdings, Inc.	Drill bit manufacturer	Common stock (30,451 shares)		5/18/05	3,045	1,011,569	$ 33.22	{5}
					91,770,850	93,831,700			11.34%

Consumer Products - Non-Durable
AWTP, LLC	Water treatment services	Junior secured loan ($1,600,000 par due 12/2012)	12.85% (Libor + 7.50%/Q)	12/21/05	1,600,000	1,600,000	$ 1.00
		Junior secured loan ($12,000,000 par due 12/2012)	12.85% (Libor + 7.50%/Q)	12/21/05	12,000,000	12,000,000	$ 1.00	{3}

Badanco Enterprises, Inc.	Luggage manufacturer	Senior secured revolving loan ($550,337 par due 1/2012)	11.50% (Base Rate + 3.25%/D)	1/24/07	550,337	550,337	$ 1.00
		Senior secured revolving loan ($500,000 par due 1/2012)	9.82% (Libor + 4.50%/M)	1/24/07	500,000	500,000	$ 1.00
		Senior secured loan ($312,500 par due 1/2012)	11.50% (Base Rate + 3.25%/D)	1/24/07	312,500	312,500	$ 1.00	{3}
		Senior secured loan ($5,937,500 par due 1/2012)	9.86% (Libor + 4.50%/Q)	1/24/07	5,937,500	5,937,500	$ 1.00	{3}
		Senior secured loan ($5,625,000 par due 1/2012)	9.86% (Libor + 4.50%/Q)	1/24/07	5,625,000	5,625,000	$ 1.00	{3}

Innovative Brands, LLC	Consumer products and personal care manufacturer	Senior Secured Loan ($12,967,500 par due 9/2011)	11.13%	10/12/06	12,967,500	12,967,500	$ 1.00
		Senior Secured Loan ($11,970,000 par due 9/2011)	11.13%	10/12/06	11,970,000	11,970,000	$ 1.00	{3}

Making Memories Wholesale, Inc. {7} {20}	Scrapbooking branded products manufacturer	Senior secured loan ($7,600,000 par due 3/2011)	9.88% (Libor + 4.50%/Q)	5/5/05	7,600,000	7,600,000	$ 1.00	{3}
		Senior subordinated loan ($10,255,347 par due 5/2012)	12.50% cash, 2.00% PIK	5/5/05	10,255,347	10,255,347	$ 1.00	{2}{4}
		Preferred stock (3,759 shares)		5/5/05	3,758,800	1,320,000	$ 351.16	{5}

Shoes for Crews, LLC	Safety footwear and slip-related mats	Senior secured loan ($1,248,680 par due 7/2010)	8.61% (Libor + 3.25%/S)	10/8/04	1,256,027	1,256,027	$ 1.01	{3}
		Senior secured revolving loan ($3,333,333 par due 7/2010)	10.25% (Base Rate + 2.00%/D)	6/16/06	3,333,333	3,333,333	$ 1.00

UCG Paper Crafts, Inc.	Scrapbooking materials manufacturer	Senior secured loan ($1,980,000 par due 2/2013)	8.57% (Libor + 3.25%/M)	2/23/06	1,980,000	1,980,000	$ 1.00	{3}
		Junior secured loan ($9,877,557 par due 2/2013)	12.82% (Libor + 7.50%/M)	2/23/06	9,877,557	9,877,557	$ 1.00	{3}
					89,523,901	87,085,101			10.52%

Containers-Packaging
Captive Plastics, Inc.	Plastics container manufacturer	Junior secured loan ($15,500,000 par due 2/2012)	12.61% (Libor + 7.25%/Q)	12/19/05	15,500,000	15,500,000	$1.00
		Junior secured loan ($12,000,000 par due 2/2012)	12.61% (Libor + 7.25%/Q)	12/19/05	12,000,000	12,000,000	$1.00	{3}

Industrial Container Services, LLC {8} {20}	Industrial container manufacturer, reconditioner and servicer	Senior secured loan ($15,426,242 par due 9/2011)	11.34% (Libor + 6.00%/S)	9/30/05	15,426,242	15,426,242	$1.00
		Senior secured loan ($994,937 par due 9/2011)	11.34% (Libor + 6.00%/S)	6/21/06	994,937	994,937	$1.00	{2}
		Senior secured loan ($11,879,093 par due 9/2011)	11.34% (Libor + 6.00%/S)	6/21/06	11,879,093	11,879,093	$1.00	{3}
		Senior secured loan ($39,253 par due 9/2011)	11.35% (Libor + 6.00%/Q)	6/21/06	39,253	39,253	$1.00
		Senior secured loan ($2,532 par due 9/2011)	11.35% (Libor + 6.00%/Q)	6/21/06	2,532	2,532	$1.00	{2}
		Senior secured loan ($30,227 par due 9/2011)	11.35% (Libor + 6.00%/Q)	6/21/06	30,227	30,227	$1.00	{3}
		Senior secured loan ($9,900,000 par due 9/2011)	11.34% (Libor + 6.00.%/S)	9/30/05	9,900,000	9,900,000	$1.00
		Senior secured loan ($25,000 par due 9/2011)	11.35% (Libor + 6.00%/Q)	9/30/05	25,000	25,000	$1.00
		Senior secured revolving loan ($536,957 par due 9/2011)	11.25% (Base Rate + 3.00%/D)	9/30/05	536,957	536,957	$1.00
		Senior secured revolving loan ($908,696 par due 9/2011)	9.82% (Libor + 4.50%/M)	9/30/05	908,696	908,696	$1.00
		Senior secured revolving loan ($2,065,217 par due 9/2011)	9.82% (Libor + 4.50%/M)	9/30/05	2,065,217	2,065,217	$1.00
		Senior secured revolving loan ($1,445,652 par due 9/2011)	9.82% (Libor + 4.50%/M)	9/30/05	1,445,652	1,445,652	$1.00
		Common stock (1,800,000 shares)		9/29/05	1,800,000	3,499,992	$1.94	{5}

LabelCorp Holdings, Inc.	Consumer product labels manufacturer	Senior subordinated notes ($9,390,913 par due 9/2012)	12.00% cash, 3.00% PIK	3/16/06	9,390,913	9,578,731	$1.02	{4}
					81,944,719	83,832,529			10.13%

Restaurants
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($1,000,000 par due 11/2013)	10.25% (Base Rate + 2.00%/D)	11/27/06	1,000,000	1,000,000	$1.00
		Senior secured revolving loan ($1,236,726 par due 11/2013)	8.37% (Libor + 3.00%/S)	11/27/06	1,236,726	1,236,726	$1.00
		Senior secured loan ($55,150 par due 11/2013)	14.75% (Base Rate + 6.50%/D)	11/27/06	55,150	55,150	$1.00
		Senior secured loan ($2,500 par due 11/2012)	14.75% (Base Rate + 6.50%/D)	11/27/06	2,500	2,500	$1.00	{2}
		Senior secured loan ($29,850 par due 11/2012)	14.75% (Base Rate + 6.50%/D)	11/27/06	29,850	29,850	$1.00	{3}
		Senior secured loan ($21,949,700 par due 11/2012)	12.87% (Libor + 7.50%/S)	11/27/06	21,949,700	21,949,700	$1.00
		Senior secured loan ($995,000 par due 11/2012)	12.87% (Libor + 7.50%/S)	11/27/06	995,000	995,000	$1.00	{2}
		Senior secured loan ($11,880,300 par due 11/2012)	12.87% (Libor + 7.50%/S)	11/27/06	11,880,300	11,880,300	$1.00	{3}
		Warrants to purchase 9,500,000 units		6/1/06	9,488,200	9,500,000	$1.00	{5}

Encanto Restaurants, Inc. {15}	Restaurant owner and operator	Junior secured loan ($13,000,000 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/06	13,000,000	13,000,000	$1.00	{4}
		Junior secured loan ($12,000,000 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/06	12,000,000	12,000,000	$1.00	{3}{4}
					71,637,426	71,649,226			8.66%

Financial
Abingdon Investments Limited{13} {15} {16} {20}	Investment company	Ordinary shares (948,500 shares)		12/15/06	9,032,978	9,485,000	$10.00	{5}

Firstlight Financial Corporation {14} {16} {20}	Investment company	Senior subordinated loan ($36,848,449 par due 12/2016)	10.00% PIK	12/31/06	36,848,449	36,848,449	$1.00	{4}
		Common stock (6,000 shares)		12/31/06	6,000,000	6,000,000	$1,000.00	{5}
		Common stock (18,000 shares)		12/31/06	18,000,000	18,000,000	$1,000.00	{5}

Partnership Capital Growth Fund I, L.P. {16}	Investment partnership	Limited partnership interest (25% interest)		6/16/06	225,260	225,260		{5}
					70,106,687	70,558,709			8.53%

Business Services
Investor Group Services, LLC	Financial services	Senior secured loan ($1,500,000 par due 6/2011)	12.00%	6/22/06	1,500,000	1,500,000	$1.00	{3}
		Senior secured revolving loan ($100,000 par due 6/2011)	10.86% (Libor + 5.50%/Q)	6/22/06	100,000	100,000	$1.00
		Senior secured revolving loan ($150,000 par due 6/2011)	12.75% (Base Rate + 4.50%/D)	6/22/06	150,000	150,000	$1.00
		Limited liability company membership interest (10.00% interest)		6/22/06	—	—		{5}

Miller Heiman, Inc.	Sales consulting services	Senior secured loan ($3,014,458 par due 6/2010)	8.57% (Libor + 3.25%/M)	6/20/05	3,014,458	3,014,458	$1.00	{3}
		Senior secured loan ($4,007,394 par due 6/2012)	9.10% (Libor + 3.75%/Q)	6/20/05	4,007,394	4,007,394	$1.00	{3}

MR Processing Holding Corp.	Bankruptcy and foreclosure processing services	Senior subordinated note ($28,303,747 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/07	28,303,747	28,303,747	$1.00	{2}{4}
		Preferred stock (30,000 shares)		4/11/06	3,000,000	3,000,000	$100.00	{5}

Primis Marketing Group, Inc. and Primis Holdings, LLC {12} {20}	Database marketing services	Senior subordinated note ($10,148,652 par due 2/2013)	11.00% Cash, 2.50% PIK	8/24/06	10,148,652	10,148,652	$1.00	{2}{4}
		Preferred units (4,000 shares)		8/24/06	3,600,000	3,600,000	$900.00	{5}
		Common units (4,000,000 shares)		8/24/06	400,000	400,000	$0.10	{5}

Summit Business Media, LLC	Business media consulting services	Junior secured loan ($10,000,000 par due 11/2013)	12.32% (Libor + 7.00%/M)	12/18/06	10,000,000	10,000,000	$1.00	{3}
					64,224,251	64,224,251			7.76%

Environmental Services
Mactec, Inc.	Engineering and environmental services	Common stock (5,572 shares)		11/3/04	—	115,775	$20.78	{5}

Waste Pro USA, Inc.	Waste management services	Senior subordinated loan ($25,000,000 par due 11/2013)	11.50%	11/9/06	25,000,000	25,000,000	$1.00	{2}
		Preferred stock (15,000 shares)	10.00% PIK	11/9/06	15,000,000	15,000,000	$1,000.00	{4}
		Warrants to purchase 882,671 shares		11/9/06	—	899,999	$1.02	{5}

Wastequip, Inc.	Waste management equipment manufacturer	Senior subordinated loan ($12,500,000 par due 2/2015)	12.00%	2/5/07	12,500,000	12,500,000	$1.00
		Common stock (13,889 shares)		2/2/07	1,388,889	1,388,889	$100.00	{5}
					53,888,889	54,904,663			6.63%

Beverage, Food and Tobacco
Best Brands Corporation	Baked goods manufacturer	Junior secured loan ($38,740,397 par due 6/2013)	11.82% (Libor + 6.50%/M)	12/14/06	38,740,397	38,740,397	$1.00

Charter Baking Company, Inc.	Baked goods manufacturer	Preferred stock (6,258 shares)		9/1/06	2,500,000	2,500,000	$399.49	{5}

Farley’s & Sathers Candy Company, Inc.	Branded candy manufacturer	Junior secured loan ($10,000,000 par due 3/2011)	11.36% (Libor + 6.00%/S)	3/23/06	10,000,000	10,000,000	$1.00	{3}
					51,240,397	51,240,397			6.19%

Computers and Electronics
RedPrairie Corporation	Software manufacturer	Junior secured loan ($6,500,000 par due 1/2013)	11.86% (Libor + 6.50%/B)	7/13/06	6,500,000	6,500,000	$1.00
		Junior secured loan ($12,000,000 par due 1/2013)	11.86% (Libor + 6.50%/B)	7/13/06	12,000,000	12,000,000	$1.00	{3}

X-rite, Incorporated	Artwork software manufacturer	Junior secured loan ($10,000,000 par due 7/2013)	10.35% (Libor + 5.00%/Q)	7/6/06	10,000,000	10,000,000	$1.00	{3}
					28,500,000	28,500,000			3.44%

Aerospace & Defense
ILC Industries, Inc.	Industrial products provider	Junior secured loan ($12,000,000 par due 8/2012)	11.50%	6/27/06	12,000,000	12,000,000	$1.00	{3}
		Junior secured loan ($3,000,000 par due 8/2012)	11.50%	6/27/06	3,000,000	3,000,000	$1.00

Thermal Solutions LLC and TSI Group, Inc.	Thermal management and electronics packaging manufacturer	Senior secured loan ($3,217,500 par due 3/2012)	9.60% (Libor + 4.25%/Q)	3/28/05	3,217,500	3,217,500	$1.00	{3}
		Senior secured loan ($1,565,789 par due 3/2011)	9.10% (Libor + 3.75%/Q)	3/28/05	1,565,789	1,565,789	$1.00	{3}
		Senior subordinated notes ($3,147,865 par due 9/2012)	11.50% cash, 2.75% PIK	3/28/05	3,160,900	3,147,865	$1.00	{2}{4}
		Senior subordinated notes ($2,564,680 par due 3/2013)	11.50% cash, 2.50% PIK	3/21/06	2,564,680	2,564,680	$1.00	{2}{4}
		Preferred stock (53,900 shares)		3/28/05	539,000	539,000	$10.00	{5}
		Common stock (1,100,000 shares)		3/28/05	11,000	11,000	$0.01	{5}
					26,058,869	26,045,834			3.15%

Broadcasting and Cable
Patriot Media & Communications CNJ, LLC	Cable services	Junior secured loan ($5,000,000 par due 10/2013)	10.36% (Libor + 5.00%/Q)	10/6/05	5,000,000	5,000,000	$1.00	{3}

Pappas Telecasting Incorporated	Television broadcasting	Senior secured loan ($8,055,967 par due 2/2010)	14.73% (Li bor + 4.48% cash, 5.00% PIK/Q)	3/1/06	8,055,967	8,055,967	$1.00	{4
		Senior secured loan ($11,590,010 par due 2/2010)	14.73% (Li bor + 4.48% cash, 5.00% PIK/Q)	3/1/06	11,590,010	11,590,010	$1.00	{3}{4}
		Senior secured loan ($491,581 par due 2/2010)	14.73% (Li bor + 4.48% cash, 5.00% PIK/Q)	3/1/06	491,581	491,581	$1.00	{4}
		Senior secured loan ($707,231 par due 2/2010)	14.73% (Li bor + 4.48% cash, 5.00% PIK/Q)	3/1/06	707,231	707,231	$1.00	{3}{4}
					25,844,789	25,844,789			3.12%

Cargo Transport
The Kenan Advantage Group, Inc.	Fuel transportation provider	Senior subordinated notes ($9,274,764 par due 12/2013)	9.50% cash, 3.50% PIK	12/15/05	9,274,764	9,274,764	$1.00	{2}{4}
		Senior secured loan ($2,468,763 par due 12/2011)	8.36% (Libor + 3.00%/Q)	12/15/05	2,468,763	2,468,763	$1.00	{3}
		Preferred stock (10,984 shares)		12/15/05	1,098,400	1,098,400	$100.00	{5}
		Common stock (30,575 shares)		12/15/05	30,575	30,575	$1.00	{5}
					12,872,502	12,872,502			1.56%

Farming and Agriculture
The GSI Group, Inc.	Agricultural equipment manufacturer	Senior notes ($10,000,000 par due 5/2013)	12.00%	5/11/05	10,000,000	10,000,000	$1.00
		Common stock (7,500 shares)		5/12/05	750,000	750,000	$100.00	{5}
					10,750,000	10,750,000			1.30%

Housing - Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,706,732 par due 3/2011)	13.00% cash, 2.00% PIK	10/8/04	8,698,145	8,706,732	$1.00	{2}{4}
		Common stock (2,743 shares)		10/8/04	752,888	752,888	$274.48	{5}
		Warrants to purchase (4,464 shares)		10/8/04	652,503	652,503	$146.17	{5}
					10,103,536	10,112,123			1.22%
Consumer Products - Durable
Berkline/-Benchcraft Holdings LLC	Furniture manufacturer and distributor	Junior secured loan ($5,050,899 par due 5/2012)	15.25% (Ba se Rate + 5.00%, 2.00%PIK/D)	11/3/04	5,000,000	505,090	$0.10	{4}{5}
		Preferred units (2,536 units)		10/8/04	1,046,343	—	$—	{5}
		Warrants to purchase 483,020 units		10/8/04	2,752,559	—	$—	{5}
					8,798,902	505,090			0.06%
Total					$1,439,399,109	$1,433,748,121

{1} We do not "Control" any of our portfolio companies, as defined in the Investment Company Act of 1940.  In general, under the 1940 Act, we would "Control" a portfolio company if we owned 25% or more of its voting securities.  All of our portfolio company investments are subject to legal restriction on sales which as of March 31, 2007 represented 173% of the Company's net assets.

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

{5} Non-income producing at March 31, 2007.

{6}  For the three months ended March 31, 2007, for this portfolio company there was no activity for the period.

{7} For the three months ended March 31, 2007, for this portfolio company there were total redemptions of $158,333 (cost), interest income of $561,407 and other income of $421.

{8} For the three months ended March 31, 2007, for this portfolio company there were total purchases of $2,726,087, redemptions of $3,236,141 (cost), interest income of $857,090, other income of $34,663 and net unrealized appreciation of $1,699,992.

{9} For the three months ended March 31, 2007, for this portfolio company there were total purchases of $9,500,000, redemptions of $10,025,000 (cost), interest income of $406,649 and other income of $5,826.

{10} For the three months ended March 31, 2007, there were total redemptions of $3,000,000, interest income of $352,927, net realized gains of $90,000 and net unrealized appreciation of $1,077,637.

{11} For the three months ended March 31, 2007, there were total redemptions of $250,000 (cost), interest income of $641,002 and net unrealized appreciation of $3,599,999.

{12} For the three months ended March 31, 2007, there was total interest income of $182,822.

{13} For the three months ended March 31, 2007, for this portfolio company there was no activity for the period.

{14} For the three months ended March 31, 2007, there were total interest income of $838,356, structuring fees of $37,500 and other income of $187,500.

{15} Non-U.S. company or principal place of business outside the U.S.

{16} Non-registered investment company.

{17} A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either Libor or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower's option, which reset semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D).  For each such loan, we have provided the current interest rate in effect at March 31, 2007.

{18} In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.50% on $23,747,778 aggregate principal amount of the portfolio company’s senior term debt previously syndicated by us.

{19} In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 3.75% on $12,000,000 aggregate principal amount of the portfolio company’s senior term debt previously syndicated by us.

{20} Under the 1940 Act, we are required to deem this non-controlled and non-related portfolio company an "affiliated company," because we own more than 5% of the portfolio company's outstanding voting securities.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2006

Company {1}	Industry	Investment	Interest {17}	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets

Healthcare - Services
American Renal Associates, Inc.	Dialysis provider	Senior secured loan ($2,688,524 par due 12/2010)	9.37% (Libor+ 4.00%/S)	12/14/05	$2,688,524	$2,688,524	$1.00	{3}
		Senior secured loan ($377,049 par due 12/2010)	10.75% (Base Rate + 2.50%/D)	12/14/05	377,049	377,049	$1.00	{3}
		Senior secured loan ($5,803,279 par due 12/2011)	9.87% (Libor + 4.50%/S)	12/14/05	5,803,279	5,803,279	$1.00	{3}
		Senior secured loan ($54,098 par due 12/2011)	11.25% (Base Rate + 3.00%/D)	12/14/05	54,098	54,098	$1.00	{3}
		Senior secured loan ($393,741 par due 12/2011)	12.37% (Libor + 7.00%/S)	12/14/05	393,741	393,741	$1.00
		Senior secured loan ($261,997 par due 12/2011)	12.37 (Libor + 7.00%/S)	12/14/05	261,997	261,997	$1.00	{3}
		Senior secured loan ($3,937,406 par due 12/2011)	12.37% (Libor + 7.00% /Q)	12/14/05	3,937,406	3,937,406	$1.00
		Senior secured loan ($2,619,971 par due 12/2011)	12.37% (Libor + 7.00% /Q)	12/14/05	2,619,971	2,619,971	$1.00	{3}

Capella Healthcare, Inc.	Acute care hospital operator	Junior secured loan ($31,000,000 par due 11/2013)	11.36% (Libor + 6.00%/Q)	12/1/05	31,000,000	31,000,000	$1.00

DSI Renal, Inc.	Dialysis provider	Senior subordinated note ($60,940,868 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/06	60,940,868	60,940,868	$1.00	{4}
		Senior subordinated note ($5,050,125 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/06	5,050,125	5,050,125	$1.00	{4}{3}
		Senior secured revolving loan ($4,000,000 par due 3/2013)	8.38% (Libor + 3.00%/Q)	4/4/06	4,000,000	4,000,000	$1.00
		Senior secured revolving loan ($960,000 par due 3/2013)	8.38% (Libor + 3.00%/Q)	4/4/06	960,000	960,000	$1.00
		Senior secured revolving loan ($1,600,000 par due 3/2013)	8.38% (Libor + 3.00%/Q)	4/4/06	1,600,000	1,600,000	$1.00
		Senior secured revolving loan ($1,600,000 par due 3/2013)	8.38% (Libor + 3.00%/Q)	4/4/06	1,600,000	1,600,000	$1.00
		Senior secured revolving loan ($2,096,000 par due 3/2013)	10.75% (Base Rate + 2.50%/D)	4/4/06	2,096,000	2,096,000	$1.00

OnCURE Medical Corp.	Radiation oncology care provider	Senior subordinated note ($23,318,089 par due 8/2013)	11.00% cash, 1.50% PIK	8/18/06	23,318,089	23,318,089	$1.00	{4}
		Senior secured loan ($3,403,750 par due 8/2011)	8.94% (Libor + 3.50%/S)	8/23/06	3,403,750	3,403,750	$1.00
		Common stock (857,143 shares)		8/18/06	3,000,000	3,000,000	$3.50	{5}

Triad Laboratory Alliance, LLC	Laboratory services	Senior subordinated note ($14,829,356 par due 12/2012)	12.00% cash, 1.75% PIK	12/21/05	14,829,356	14,829,355	$1.00	{4}
		Senior secured loan ($6,930,000 par due 12/2011)	8.61% (Libor + 3.25%/Q)	12/21/05	6,930,000	6,930,000	$1.00
		Senior secured loan ($2,970,000 par due 12/2011)	8.61% (Libor + 3.25%/Q)	12/21/05	2,970,000	2,970,000	$1.00	{3}
					177,834,253	177,834,252			22.53%

Printing, Publishing and Media
Canon Communica-tions LLC	Print publications services	Junior secured loan ($7,525,000 par due 11/2011)	12.10% (Libor + 6.75%/M)	5/25/05	7,525,000	7,525,000	$1.00
		Junior secured loan ($4,250,000 par due 11/2011)	12.10% (Libor + 6.75%/M)	5/25/05	4,250,000	4,250,000	$1.00	{2}
		Junior secured loan ($12,000,000 par due 11/2011)	12.10% (Libor + 6.75%/M)	5/25/05	12,000,000	12,000,000	$1.00	{3}

Daily Candy, Inc. {11} {19}	Internet publication provider	Senior secured loan ($12,422,111 par due 5/2009)	10.36% (Libor + 5.00%/S)	5/25/06	12,744,556	12,422,111	$1.00
		Senior secured loan ($11,577,889 par due 5/2009)	10.36% (Libor + 5.00%/S)	5/25/06	11,878,414	11,577,889	$1.00	{3}
		Senior secured loan ($388,191 par due 5/2009)	10.36% (Libor + 5.00%/Q)	5/25/06	398,267	388,191	$1.00
		Senior secured loan ($361,809 par due 5/2009)	10.36% (Libor + 5.00%Q)	5/25/06	371,200	361,809	$1.00	{3}
		Senior secured loan ($64,698 par due 5/2009)	12.25% (Base Rate + 4.00%/D)	5/25/06	66,378	64,698	$1.00
		Senior secured loan ($60,302 par due 5/2009)	12.25% (Base Rate + 4.00%/D)	5/25/06	61,867	60,302	$1.00	{3}
		Common stock (1,250,000 shares)		5/25/06	2,375,000	2,375,000	$1.90	{5}
		Warrants to purchase 1,381,578 shares		5/25/06	2,624,998	2,624,998	$1.90	{5}

National Print Group, Inc.	Printing management services	Senior secured revolving loan ($2,336,173 par due 3/2012)	10.75% (Base Rate + 2.50%/D)	3/2/06	2,336,173	2,336,173	$1.00
		Senior secured loan ($5,295,652 par due 3/2012)	8.86% (Libor + 3.50%/Q)	3/2/06	5,295,652	5,295,652	$1.00	{3}
		Senior secured loan ($273,913 par due 3/2012)	10.75% (Base Rate + 2.50%/D)	3/2/06	273,913	273,913	$1.00	{3}
		Senior secured loan ($5,295,652 par due 3/2012)	8.85% (Libor + 3.50%/B)	3/2/06	5,295,652	5,295,652	$1.00	{3}
		Senior secured loan ($2,319,368 par due 8/2012)	12.37% (Libor + 7.00%/Q)	3/2/06	2,319,368	2,319,368	$1.00
		Senior secured loan ($419,763 par due 8/2012)	12.37% (Libor + 7.00%/Q)	3/2/06	419,763	419,763	$1.00	{3}
		Senior secured loan ($1,932,806 par due 8/2012)	12.38% (Libor + 7.00%/Q)	3/2/06	1,932,806	1,932,806	$1.00
		Senior secured loan ($349,802 par due 8/2012)	12.38% (Libor + 7.00%/Q)	3/2/06	349,802	349,802	$1.00	{3}
		Preferred stock (9,344 shares)		3/2/06	2,000,000	2,000,000	$214.04	{5}

The Teaching Company, LLC and The Teaching Company Holdings, Inc. {18}	Education publications provider	Senior secured loan ($28,000,000 par due 9/2012)	10.50%	9/29/06	28,000,000	28,000,000	$1.00
		Senior secured loan ($12,000,000 par due 9/2012)	10.50%	9/29/06	12,000,000	12,000,000	$1.00	{3}
		Preferred stock (29,969 shares)		9/29/06	2,996,921	2,996,921	$100.00	{5}
		Common stock (15,393 shares)		9/29/06	3,079	3,079	$1.00	{5}
					117,518,809	116,873,127			14.80%

Manufacturing
Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan ($6,000,000 par due 4/2010)	10.36% (Libor + 5.00%/Q)	3/28/05	6,038,283	6,000,000	$1.00	{3}

Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($10,421,053 par due 5/2011)	9.60% (Libor + 4.25%/B)	5/22/06	10,421,053	10,421,053	$1.00	{3}
		Senior secured loan ($3,736,842 par due 5/2011)	11.35% (Libor + 6.00%/M)	5/22/06	3,736,842	3,736,842	$1.00
		Senior secured loan ($1,526,316 par due 5/2011)	11.35% (Libor + 6.00%/M)	5/22/06	1,526,316	1,526,316	$1.00	{3}
		Senior secured loan ($4,210,526 par due 5/2011)	13.00%	5/22/06	4,210,526	4,210,526	$1.00

Qualitor, Inc.	Automotive aftermarket components supplier	Senior secured loan ($1,960,000 par due 12/2011)	9.61% (Libor + 4.25%/Q)	12/29/04	1,960,000	1,960,000	$1.00	{3}
		Junior secured loan ($5,000,000 par due 6/2012)	12.61% (Libor + 7.25%/Q)	12/29/04	5,000,000	5,000,000	$1.00	{3}

Professional Paint, Inc.	Paint manufacturer	Junior secured loan ($4,500,000 par due 5/2013)	11.13% (Libor + 5.75%/S)	5/25/06	4,500,000	4,500,000	$1.00
		Junior secured loan ($12,000,000 par due 5/2013)	11.13% (Libor + 5.75%/S)	5/25/06	12,000,000	12,000,000	$1.00	{3}

Reflexite Corporation {10} {19}	Developer and manufacturer of high visibility reflective products	Senior subordinated loan ($10,616,954 par due 12/2011)	11.00% cash, 3.00% PIK	12/30/04	10,616,954	10,616,954	$1.00	{2}{4}
		Common Stock (1,729,627 shares)		3/28/06	25,682,891	25,682,891	$14.85	{5}

Universal Trailer Corporation {6} {19}	Livestock and specialty trailer manufacturer	Common stock (50,000 shares)		10/8/04	6,424,645	5,500,000	$110.00	{5}
		Warrants to purchase 22,208 shares		10/8/04	1,505,776	2,442,880	$110.00	{5}

Varel Holdings, Inc.	Drill bit manufacturer	Common stock (30,451 shares)		5/18/05	3,045	1,011,569	$33.22	{5}
					93,626,331	94,609,031			11.98%

Services - Other
American Residential Services, LLC	Plumbing, heating and air-conditioning services	Senior subordinated note ($8,767,425 par due 9/2013)	12.00% Cash, 3.00% PIK	11/9/06	8,767,425	8,767,425	$1.00	{4}

Diversified Collection Services, Inc.	Collections services	Senior secured loan ($5,242,026 par due 2/2011)	9.60% (Libor + 4.25%/M)	2/2/05	5,242,026	5,242,026	$1.00	{3}
		Senior secured loan ($1,742,026 par due 8/2011)	11.35% (Libor + 6.00%/M)	2/2/05	1,742,026	1,742,026	$1.00	{2}
		Senior secured loan ($6,757,974 par due 8/2011)	11.35% (Libor + 6.00%/M)	2/2/05	6,757,974	6,757,974	$1.00	{3}
		Preferred stock (14,927 shares)		5/18/06	169,123	169,123	$11.33	{5}
		Common stock (114,004 shares)		2/2/05	295,270	295,270	$2.59	{5}

GCA Services Group, Inc.	Custodial services	Senior secured loan ($50,000,000 par due 12/2011)	12.00%	12/15/06	50,000,000	50,000,000	$1.00	{4}

NPA Acquisition, LLC	Powersport vehicle auction operator	Senior secured loan ($4,533,333 par due 8/2012)	8.57% (Libor + 3.25%/S)	8/28/06	4,533,333	4,533,333	$1.00
		Senior secured loan ($400,000 par due 8/2012)	8.60% (Libor + 3.25%/Q)	8/28/06	400,000	400,000	$1.00
		Senior secured loan ($66,667 par due 8/2012)	10.25% (Base Rate + 2.00%/D)	8/28/06	66,667	66,667	$1.00
		Junior secured loan ($2,000,000 par due 2/2013)	12.11% (Libor + 6.75%/Q)	8/23/06	2,000,000	2,000,000	$1.00
		Junior secured loan ($12,000,000 par due 2/2013)	12.11% (Libor + 6.75%/Q)	8/23/06	12,000,000	12,000,000	$1.00	{3}
		Common units (1,709 units)		8/23/06	1,000,000	1,000,000	$585.14	{5}
					92,973,844	92,973,844			11.78%

Containers-Packaging
Captive Plastics, Inc.	Plastics container manufacturer	Junior secured loan ($15,500,000 par due 2/2012)	12.63% (Libor + 7.25%/Q)	12/19/05	15,500,000	15,500,000	$1.00
		Junior secured loan ($12,000,000 par due 2/2012)	12.63% (Libor + 7.25%/Q)	12/19/05	12,000,000	12,000,000	$1.00	{3}

Industrial Container Services, LLC {8} {19}	Industrial container manufacturer, reconditioner and servicer	Senior secured loan ($11,939,547 par due 9/2011)	11.94% (Libor + 6.50%/S)	9/30/05	11,939,547	11,939,547	$1.00	{3}
		Senior secured loan ($16,504,747 par due 9/2011)	11.94% (Libor + 6.50%/S)	6/21/06	16,504,747	16,504,747	$1.00
		Senior secured loan ($9,950,000 par due 9/2011)	11.94% (Libor + 6.50.%/S)	9/30/05	9,950,000	9,950,000	$1.00
		Senior secured revolving loan ($4,130,435 par due 9/2011)	9.88% (Libor + 4.50%/Q)	9/30/05	4,130,435	4,130,435	$1.00
		Senior secured revolving loan ($1,239,130 par due 9/2011)	11.25% (Base Rate + 3.00%/D)	9/30/05	1,239,130	1,239,130	$1.00
		Common stock (1,800,000 shares)		9/29/05	1,800,000	1,800,000	$1.00	{5}

LabelCorp Holdings, Inc.	Consumer product labels manufacturer	Senior subordinated notes ($9,320,235 par due 9/2012)	12.00% cash, 3.00% PIK	3/16/06	9,320,235	9,320,235	$1.00	{4}
					82,384,094	82,384,094			10.44%

Restaurants
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($4,236,726 par due 11/2013)	10.25% (Base Rate + 2.00%/D)	11/27/06	4,236,726	4,236,726	$1.00
		Senior secured loan ($4,937,500 par due 11/2013)	10.25% (Base Rate + 2.00%/D)	11/27/06	4,937,500	4,937,500	$1.00
		Senior secured loan ($23,060,000 par due 11/2012)	14.75% (Base Rate + 6.50%/D)	11/27/06	23,060,000	23,060,000	$1.00
		Senior secured loan ($11,940,000 par due 11/2012)	14.75% (Base Rate + 6.50%/D)	11/27/06	11,940,000	11,940,000	$1.00	{3}
		Warrants to purchase 9,500,000 units		6/1/06	9,488,200	9,500,000	$1.00	{5}

Encanto Restaurants, Inc. {15}	Restaurant owner and operator	Junior secured loan ($13,170,625 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/06	13,170,625	13,170,625	$1.00	{4}
		Junior secured loan ($12,157,500 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/06	12,157,500	12,157,500	$1.00	{3}{4}
					78,990,551	79,002,351			10.01%

Retail
Savers, Inc and SAI Acquisition Corporation	For-profit thrift retailer	Senior subordinated note ($28,220,888 par due 8/2014)	10.00% cash, 2.00% PIK	8/8/06	28,220,888	28,220,888	$1.00	{4}
		Common stock (1,170,182 shares)		8/8/06	4,500,000	4,500,000	$3.85	{5}

Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($4,800,000 par due 9/2012)	10.10% (Libor + 4.75%/M)	9/28/06	4,800,000	4,800,000	$1.00	{3}
		Senior secured loan ($28,000,000 par due 9/2012)	11.35% (Libor + 6.00%/M)	9/28/06	28,000,000	28,000,000	$1.00
		Senior secured loan ($7,200,000 par due 9/2012)	11.35% (Libor + 6.00%/M)	9/28/06	7,200,000	7,200,000	$1.00	{3}
		Preferred stock (80 shares)		9/28/06	1,800,000	1,800,000	$22,500.00	{5}
		Common stock (800 shares)		9/28/06	200,000	200,000	$250.00	{5}
					74,720,888	74,720,888			9.47%

Consumer Products - Non-Durable
AWTP, LLC	Water treatment services	Junior secured loan ($1,600,000 par due 12/2012)	12.86% (Libor + 7.50%/Q)	12/21/05	1,600,000	1,600,000	$1.00
		Junior secured loan ($12,000,000 par due 12/2012)	12.86% (Libor + 7.50%/Q)	12/21/05	12,000,000	12,000,000	$1.00	{3}

Making Memories Wholesale, Inc. {7} {19}	Scrapbooking branded products manufacturer	Senior secured loan ($7,758,333 par due 3/2011)	9.88% (Libor + 4.50%/Q)	5/5/05	7,758,333	7,758,333	$1.00	{3}
		Senior subordinated loan ($10,204,325 par due 5/2012)	12.50% cash, 2.00% PIK	5/5/05	10,204,325	10,204,325	$1.00	{4}
		Preferred stock (3,759 shares)		5/5/05	3,758,800	1,320,000	$351.16	{5}

Shoes for Crews, LLC	Safety footwear and slip-related mats	Senior secured loan ($1,248,680 par due 7/2010)	8.61% (Libor + 3.25%/S)	10/8/04	1,256,027	1,256,027	$1.01	{3}
		Senior secured loan ($60,747 par due 7/2010)	8.61% (Libor + 3.25%/Q)	10/8/04	61,104	61,104	$1.01	{3}
		Senior secured loan ($60,747 par due 7/2010)	10.25% (Base Rate + 2.00%/D)	10/8/04	61,104	61,104	$1.01	{3}
		Senior secured revolving loan ($3,333,333 par due 7/2010)	10.25% (Base Rate + 2.00%/D)	6/16/06	3,333,333	3,333,333	$1.00

Tumi Holdings, Inc.	Branded luggage designer, marketer and distributor	Senior secured loan ($2,500,000 par due 12/2012)	8.11% (Libor + 2.75%/Q)	5/24/05	2,500,000	2,500,000	$1.00	{3}
		Senior secured loan ($5,000,000 par due 12/2013)	8.61% (Libor + 3.25%/Q)	3/14/05	5,000,000	5,000,000	$1.00	{3}
		Senior subordinated loan ($13,682,839 par due 12/2014)	16.36% (Libor + 6.00% cash, 5.00% PIK/Q)	3/14/05	13,682,839	13,682,839	$1.00	{2}{4}

UCG Paper Crafts, Inc.	Scrapbooking materials manufacturer	Senior secured loan ($1,985,000 par due 2/2013)	8.60% (Libor + 3.25%/M)	2/23/06	1,985,000	1,985,000	$1.00	{3}
		Junior secured loan ($2,952,625 par due 2/2013)	12.85% (Libor + 7.50%/M)	2/23/06	2,952,625	2,952,625	$1.00
		Junior secured loan ($9,949,875 par due 2/2013)	12.85% (Libor + 7.50%/M)	2/23/06	9,949,875	9,949,875	$1.00	{3}
					76,103,365	73,664,565			9.33%

Financial
Abingdon Investments Limited {13} {15} {16} {19}	Investment company	Ordinary shares (948,500 shares)		12/15/06	9,032,978	9,485,000	$10.00	{5}

Firstlight Financial Corporation {14} {16} {19}	Investment company	Senior subordinated loan ($36,000,000 par due 12/2016)	10.00% PIK	12/31/06	36,000,000	36,000,000	$1.00	{4}
		Common stock (6,000 shares)		12/31/06	6,000,000	6,000,000	$1,000.00	{5}
		Common stock (18,000 shares)		12/31/06	18,000,000	18,000,000	$1,000.00	{5}

Partnership Capital Growth Fund I, L.P. {16}	Investment partnership	Limited partnership interest (25% interest)		6/16/06	225,260	225,260		{5}

					69,258,238	69,710,260			8.83%

Environmental Services
Mactec, Inc.	Engineering and environmental services	Common stock (5,572 shares)		11/3/04	—	—	$—	{5}

Waste Pro USA, Inc.	Waste management services	Senior subordinated loan ($25,000,000 par due 11/2013)	11.50%	11/9/06	25,000,000	25,000,000	$1.00
		Preferred stock (15,000 shares)	10.00% PIK	11/9/06	15,000,000	15,000,000	$1,000.00	{4}
		Warrants to purchase 882,671 shares		11/9/06	—	—	$—	{5}

Wastequip, Inc.	Waste management equipment manufacturer	Junior secured loan ($15,000,000 par due 7/2012)	10.85% (Libor + 5.50%/M)	8/4/05	15,000,000	15,000,000	$1.00
		Junior secured loan ($12,000,000 par due 7/2012)	10.85% (Libor + 5.50%/M)	8/4/05	12,000,000	12,000,000	$1.00	{3}
					67,000,000	67,000,000			8.49%

Education
Equinox SMU Partners LLC and SMU Acquisition Corp. {9} {15} {19}	Medical school operator	Senior secured revolving loan ($1,932,342 par due 12/2010)	13.25% (Base Rate + 5.00%/Q)	1/26/06	1,932,342	1,932,342	$1.00
		Senior secured revolving loan ($3,000,000 par due 12/2010)	11.36% (Libor + 6.00%/B)	1/26/06	3,000,000	3,000,000	$1.00
		Senior secured loan ($4,858,118 par due 12/2010)	11.37% (Libor + 6.00%/Q)	1/26/06	4,858,118	4,858,118	$1.00
		Senior secured loan ($4,966,882 par due 12/2010)	11.37% (Libor + 6.00%/Q)	1/26/06	4,966,882	4,966,882	$1.00	{3}
		Senior secured loan ($1,500,000 par due 12/2010)	11.37% (Libor + 6.00%/Q)	1/26/06	1,500,000	1,500,000	$1.00
		Senior secured loan ($1,500,000 par due 12/2010)	11.37% (Libor + 6.00%/Q)	1/26/06	1,500,000	1,500,000	$1.00	{3}
		Limited liability company membership interest (17.39% interest)		1/25/06	4,000,000	4,000,000		{5}

ELC Acquisition Corporation	Developer, manufacturer and retailer of educational products	Junior secured loan ($8,333,333 par due 11/2013)	12.37% (Libor + 7.00%/Q)	11/30/06	8,333,333	8,333,333	$1.00	{3}

Lakeland Finance, LLC	Private school operator	Senior secured note ($33,000,000 par due 12/2012)	11.50%	12/13/05	33,000,000	33,000,000	$1.00
					63,090,675	63,090,675			7.99%

Business Services
Investor Group Services, LLC	Financial services	Senior secured loan ($1,500,000 par due 6/2011)	12.00%	6/22/06	1,500,000	1,500,000	$1.00	{3}
		Senior secured revolving loan ($500,000 par due 6/2011)	11.04% (Libor + 5.50%/S)	6/22/06	500,000	500,000	$1.00
		Limited liability company membership interest (10.00% interest)		6/22/06	—	—		{5}

Miller Heiman, Inc.	Sales consulting services	Senior secured loan ($3,093,785 par due 6/2010)	8.60% (Libor + 3.25%/M)	6/20/05	3,093,785	3,093,785	$1.00	{3}
		Senior secured loan ($4,017,591 par due 6/2012)	9.12% (Libor + 3.75%/Q)	6/20/05	4,017,591	4,017,591	$1.00	{3}

MR Processing Holding Corp.	Bankruptcy and foreclosure processing services	Senior subordinated note ($20,303,747 par due 2/2013)	12.00% Cash, 2.00% PIK	3/23/06	20,303,747	20,303,747	$1.00	{4}
		Senior secured loan ($1,990,000 par due 2/2012)	9.02% (Libor + 3.50%/S)	3/28/06	1,990,000	1,990,000	$1.00
		Preferred stock (30,000 shares)		4/11/06	3,000,000	3,000,000	$100.00	{5}

Primis Marketing Group, Inc. and Primis Holdings, LLC {12} {19}	Database marketing services	Senior subordinated note ($10,085,790 par due 2/2013)	11.00% Cash, 2.50% PIK	8/24/06	10,085,790	10,085,790	$1.00	{4}
		Preferred units (4,000 units)		8/24/06	3,600,000	3,600,000	$9.00	{5}
		Common units (4,000,000 units)		8/24/06	400,000	400,000	$0.10	{5}

Summit Business Media, LLC	Business media consulting services	Junior secured loan ($10,000,000 par due 11/2013)	12.35% (Libor + 7.00%/M)	12/18/06	10,000,000	10,000,000	$1.00
					58,490,913	58,490,913			7.41%

Beverage, Food and Tobacco
Best Brands Corporation	Baked goods manufacturer	Junior secured loan ($40,000,000 par due 6/2013)	11.85% (Libor + 6.50%/M)	12/14/06	40,000,000	40,000,000	$1.00

Charter Baking Company, Inc.	Baked goods manufacturer	Preferred stock (6,258 shares)		9/1/06	2,500,000	2,500,000	$399.49	{5}

Farley’s & Sathers Candy Company, Inc.	Branded candy manufacturer	Junior secured loan ($10,000,000 par due 3/2011)	11.36% (Libor + 6.00%/S)	3/23/06	10,000,000	10,000,000	$1.00	{3}
					52,500,000	52,500,000			6.65%

Aerospace & Defense
ILC Industries, Inc.	Industrial products provider	Junior secured loan ($12,000,000 par due 8/2012)	11.50%	6/27/06	12,000,000	12,000,000	$1.00	{3}
		Junior secured loan ($3,000,000 par due 8/2012)	11.50%	6/27/06	3,000,000	3,000,000	$1.00

Thermal Solutions LLC and TSI Group, Inc.	Thermal management and electronics packaging manufacturer	Senior secured loan ($3,225,625 par due 3/2012)	9.37% (Libor + 4.00%/Q)	3/28/05	3,225,625	3,225,625	$1.00	{3}
		Senior secured loan ($8,125 par due 3/2012)	11.25% (Base Rate + 3.00%/D)	3/28/05	8,125	8,125	$1.00	{3}
		Senior secured loan ($1,611,842 par due 3/2011)	9.02% (Libor + 3.50%/Q)	3/28/05	1,611,842	1,611,849	$1.00	{3}
		Senior secured loan ($46,053 par due 3/2011)	10.75% (Base Rate + 2.50%/D)	3/28/05	46,053	46,053	$1.00	{3}
		Senior subordinated notes ($3,126,808 par due 9/2012)	11.50% cash, 2.75% PIK	3/28/05	3,137,948	3,126,808	$1.00	{2}{4}
		Senior subordinated notes ($2,548,751 par due 3/2013)	11.50% cash, 2.50% PIK	3/21/06	2,548,752	2,548,752	$1.00	{2}{4}
		Preferred stock (53,900 shares)		3/28/05	539,000	539,000	$10.00	{5}
		Common stock (1,100,000 shares)		3/28/05	11,000	11,000	$0.01	{5}
					26,128,345	26,117,212			3.31%

Broadcasting and Cable
Patriot Media & Communications CNJ, LLC	Cable services	Junior secured loan ($5,000,000 par due 10/2013)	10.50% (Libor + 5.00%/S)	10/6/05	5,000,000	5,000,000	$1.00	{3}

Pappas Telecasting Incorporated	Television broadcasting	Senior secured loan ($11,695,696 par due 2/2010)	14.73% (Libor + 4.48% cash, 5.00% PIK/Q)	3/1/06	11,695,696	11,695,696	$1.00	{3}{4}
		Senior secured loan ($8,129,405 par due 2/2010)	14.73% (Libor + 4.48% cash, 5.00% PIK/Q)	3/1/06	8,129,405	8,129,405	$1.00	{4}
		Senior secured loan ($369,212 par due 2/2010)	14.25% (Libor + 4.00% cash, 5.00% PIK/Q)	3/1/06	369,212	369,212	$1.00	{4}
		Senior secured loan ($531,180 par due 2/2010)	14.25% (Libor + 4.00% cash, 5.00% PIK/Q)	3/1/06	531,180	531,180	$1.00	{3}{4}
					25,725,493	25,725,493			3.26%

Consumer Products - Durable

Berkline/Benchcraft Holdings LLC	Furniture manufacturer and distributor	Junior secured loan ($5,000,000 par due 5/2012)	15.25% (Base Rate + 5.00%, 2.00%PIK/D)	11/3/04	5,000,000	504,206	$0.10	{2}
		Preferred units (2,536 units)		10/8/04	1,046,343	—	$—	{5}
		Warrants to purchase 483,020 units		10/8/04	2,752,559	—	$—	{5}

Innovative Brands, LLC	Consumer products and personal care manufacturer	Senior Secured Loan ($13,000,000 par due 9/2011)	11.13%	10/12/06	13,000,000	13,000,000	$1.00
		Senior Secured Loan ($12,000,000 par due 9/2011)	11.13%	10/12/06	12,000,000	12,000,000	$1.00	{3}

					33,798,902	25,504,206			3.23%

Computers and Electronics
RedPrairie Corporation	Software manufacturer	Junior secured loan ($12,00,000 par due 1/2013)	11.87% (Libor + 6.50%/Q)	7/13/06	12,000,000	12,000,000	$1.00	{3}

X-rite, Incorporated	Artwork software manufacturer	Junior secured loan ($10,000,000 par due 7/2013)	10.37% (Libor + 5.00%/Q)	7/6/06	10,000,000	10,000,000	$1.00
					22,000,000	22,000,000			2.79%

Cargo Transport
The Kenan Advantage Group, Inc.	Fuel transportation provider	Senior subordinated notes ($9,198,136 par due 12/2013)	9.5% cash, 3.50% PIK	12/15/05	9,198,136	9,198,136	$1.00	{4}
		Senior secured loan ($2,475,008 par due 12/2011)	8.36% (Libor + 3.00%/Q)	12/15/05	2,475,008	2,475,008	$1.00	{3}
		Preferred stock (10,984 shares)		12/15/05	1,098,400	1,098,400	$100.00	{5}
		Common stock (30,575 shares)		12/15/05	30,575	30,575	$1.00	{5}
					12,802,119	12,802,119			1.62%

Farming and Agriculture
The GSI Group, Inc.	Agricultural equipment manufacturer	Senior notes ($10,000,000 par due 5/2013)	12.00%	5/11/05	10,000,000	10,000,000	$1.00
		Common stock (7,500 shares)		5/12/05	750,000	750,000	$100.00	{5}
					10,750,000	10,750,000			1.36%

Housing - Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,655,829 par due 3/2011)	13.00% cash, 2.00% PIK	10/8/04	8,655,829	8,663,415	$1.01	{2}{4}
		Common stock (2,743 shares)		10/8/04	752,888	752,888	$274.48	{5}
		Warrants to purchase (4,464 shares)		10/8/04	652,503	652,503	$146.17	{5}
					10,061,220	10,068,806			1.28%
Total					$1,245,758,040	$1,235,821,836

{1} We do not “Control” any of our portfolio companies, as defined in the Investment Company Act of 1940.  In general, under the 1940 Act, we would “Control” a portfolio company if we owned 25% or more of its voting securities.  All of our portfolio company investments are subject to legal restriction on sales which as of December 31, 2006 represented 157% of the Company’s net assets.

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

{5} Non-income producing at December 31, 2006.

{6} For the year ended December 31, 2006, for this portfolio company there were total purchases of $5,000,000, redemptions of $7,528,880 (cost), sales of $6,054,725 (cost),  interest income of $176,732, other income of $3,125, net realized gains of $47,283 and net unrealized gains of $3,440,585.

{7} For the year ended December 31, 2006, for this portfolio company there were total redemptions of $1,385,417 (cost), interest income of $2,356,449 other income of $83,567 and net unrealized losses of $2,438,800.

{8} For the year ended December 31, 2006, for this portfolio company there were total purchases of $23,754,739 redemptions of $13,065,631 (cost), interest income of $4,523,901, capital structuring service fees of $350,000 and other income of $124,297.

{9} For the year ended December 31, 2006, for this portfolio company there were total purchases of $41,782,342, redemptions of $20,025,000 (cost), interest income of $2,061,440, capital structuring service fees of $583,810 and other income of $19,219.

{10} For the year ended December 31, 2006, there were total purchases of $25,682,89, interest income of $1,4,58,918 and dividend income of $242,148.

{11} For the year ended December 31, 2006, there were total purchases of $30,000,000, redemptions of $125,000 (cost), interest income of $1,647,946 and capital structuring service fees of $250,000.

{12} For the year ended December 31, 2006, there were total purchases of $14,000,000, interest income of $463,266 and capital structuring service fees of $200,000.

{13} For the year ended December 31, 2006, there were total purchases of $9,032,978.

{14} For the year ended December 31, 2006, there were total purchases of $60,000,000.

{15} Non-U.S. company or principal place of business outside the U.S.

{16} Non-registered investment company.

{17} A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either Libor or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q), bi-monthly (B) monthly (M) or daily (D).  For each such loan, we have provided the current interest rate in effect at December 31, 2006.

{18} In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.50% on $24,166,667 aggregate principal amount of the portfolio company’s senior term debt previously syndicated by us.

{19} Under the 1940 Act, we are required to deem this non-controlled and non-related portfolio company an “affiliated company,” because we own more than 5% of the portfolio company’s outstanding voting securities.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2007 (unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Undistributed Net Investment income	Accumulated Net Realized Gains on Sale of Investments	Net Unrealized Depreciation on Investments	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2006	52,036,527	$52,037	$785,192,573	$7,038,469	$7,086,529	$(9,936,204)	$789,433,404

Shares issued in connection with dividend reinvestment plan	133,115	133	2,434,555				2,434,688

Issuance of common stock from add-on offerings (net of offering and underwriting costs)	1,791,578	1,791	34,373,202				34,374,993

Net increase in stockholders’ equity resulting from operations				18,944,326	359,285	4,285,216	23,588,827

Dividend declared ($0.41 per share)				(22,069,523)			(22,069,523)

Balance at March 31, 2007	53,961,220	$53,961	$822,000,330	$3,913,272	$7,445,814	$(5,650,988)	$827,762,389

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For Three Months Ended March 31, 2006 (unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Undistributed Net Investment income	Accumulated Net Realized Gain on Sale of Investments	Net Unrealized Appreciation on Investments	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2005	37,909,484	$37,910	$559,192,554	$—	$5,765,225	$4,616,510	$569,612,199

Shares issued in connection with dividend reinvestment plan	97,664	98	1,602,581	—	—	—	1,602,679

Net increase in stockholders’ equity resulting from operations	—	—	—	11,691,535	610,886	1,540,612	13,843,033

Dividend declared ($0.36 per share)	—	—	—	(11,691,535)	(1,991,038)	—	(13,682,573)

Balance at March 31, 2006	38,007,148	$38,008	$560,795,135	$—	$4,385,073	$6,157,122	$571,375,338

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2007	March 31, 2006
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$23,588,827	$13,843,033
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Net realized gains from investment transactions	(359,285)	(610,886)
Net unrealized gains from investment transactions	(4,285,216)	(1,540,612)
Net accretion of discount on securities	(281,031)	(11,229)
Increase in accrued payment-in-kind dividends and interest	(2,087,360)	(945,454)
Amortization of debt issuance costs	498,236	407,310
Depreciation	101,177	—
Proceeds from sale and redemption of investments	118,020,299	37,898,214
Purchases of investments	(369,129,924)	(200,910,725)
Changes in operating assets and liabilities:
Interest receivable	(3,984,467)	(2,130,079)
Other assets	213,345	(210,999)
Accounts payable and accrued expenses	(164,038)	431,963
Management and incentive fees payable	(2,640,855)	1,988,509
Interest and facility fees payable	764,667	927,531
Interest payable to the Investment Adviser	—	(154,078)

Net cash used in operating activities	(239,745,625)	(151,017,502)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	34,374,993	—
Borrowings on debt	188,000,000	167,200,000
Credit facility financing costs	(200,000)	—
Underwriting costs payable to the Investment Adviser	—	(2,475,000)
Dividends paid in cash	(19,634,835)	(11,286,546)

Net cash provided by financing activities	202,540,158	153,438,454

CHANGE IN CASH AND CASH EQUIVALENTS	(37,205,467)	2,420,952

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	91,538,878	16,613,334

CASH AND CASH EQUIVALENTS, END OF PERIOD	$54,333,411	$19,034,286

Supplemental Information:
Interest paid during the period	$7,142,840	$308,038
Taxes paid during the period	$580,166	$—
Dividends declared during the period	$22,069,523	$13,682,573

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2007 (unaudited)

1.             ORGANIZATION

Ares Capital Corporation (the “Company” or “ARCC” or “we”) is a specialty finance company that is a closed-end, non-diversified management investment company incorporated in Maryland that is regulated as a business development company under the Investment Company Act of 1940 (“1940 Act”). We were incorporated on April 16, 2004 and initially funded on June 23, 2004. On October 8, 2004, we completed our initial public offering (the “IPO”).  On the same date, we commenced substantial investment operations.

The Company has qualified and has elected to be treated for tax purposes as a regulated investment company, or a “RIC”, under the Internal Revenue Code of 1986, as amended (the “Code”).  The Company expects to continue to qualify and to elect to be treated for tax purposes as a RIC.  Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first and second lien senior loans and mezzanine debt, which in some cases may include an equity component, and, to a lesser extent, in equity investments in private U.S. middle market companies.

We are externally managed by Ares Capital Management LLC (the “Investment Adviser”), an affiliate of Ares Management LLC (“Ares Management”), an independent Los Angeles based firm that manages investment funds.  Ares Technical Administration LLC, an affiliate of Ares Management, initially provided the administrative services necessary for us to operate pursuant to an administration agreement.  As of April 30, 2007, Ares Operations LLC, another affiliate of Ares Management (“Ares Administration”), succeeded to the rights and obligations of Ares Technical Administration LLC under the administration agreement and since such date has been providing the administrative services necessary for us to operate.

Interim financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2007.

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

Investments

Investment transactions are recorded on the trade date.  Realized gains or losses are computed using the specific identification method.  Investments for which market quotations are readily available are valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our board of directors based on the input of our management and audit committee. In addition, the board of directors currently receives input from independent valuation firms that have been engaged at the direction of the board to assist in the valuation of each portfolio security at least once during a trailing 12 month period.  The valuation process is conducted at the end of each fiscal quarter, with approximately a quarter of our valuations of portfolio companies without market quotations subject to review by an independent valuation firm each quarter.  The types of factors that the board may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our private equity valuation. Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board under a valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize.

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

•                  The audit committee of our board of directors reviews these preliminary valuations, as well as the input of an independent valuation firm with respect to the valuations of approximately a quarter of our portfolio companies.

•                  The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our management and audit committee and independent valuation firms.

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

Payment in Kind Interest

The Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision.  The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income.  To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash.  For the three months ended March 31, 2007, $2,087,360 in PIK income was recorded.  For the three months ended March 31, 2006, $945,454 in PIK income was recorded.

Capital Structuring Service Fees

The Company’s Investment Adviser seeks to provide assistance to the portfolio companies in connection with the Company’s investments and in return the Company may receive fees for capital structuring services. These fees are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Company’s Investment Adviser provides vary by investment, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice, which concludes upon closing of the loan.  The Company’s Investment Adviser may also take a seat on the board of directors of a portfolio company, or observe the meetings of the board of directors without taking a formal seat.   Any services of the above nature subsequent to the closing would generally generate a separate fee payable to the Company. In certain instances where the Company is invited to participate as a co-lender in a transaction and does not provide significant services in connection with the investment, a portion of loan fees paid to the Company in such situations will be deferred and amortized over the estimated life of the loan.

Foreign Currency Translation

The Company’s books and records are maintained in U.S. dollars.  Any foreign currency amounts are translated into U.S. dollars on the following basis:

(1)          Market value of investment securities, other assets and liabilities — at the exchange rates prevailing at the end of the day.

(2)          Purchases and sales of investment securities (and related income and expenses) — at the rates of exchange prevailing on the respective dates of such transactions.

Although the net assets and the fair values are presented at the foreign exchange rates at the end of the day, the Company does not isolate the portion of the results of the operations resulting from changes in foreign exchange rates from the fluctuations arising from changes in fair value of investments.  Such fluctuations are included with the net realized and unrealized gains or losses from investments.  Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities.  These risks include but are not limited to revaluation of currencies and future adverse political and economic developments which could cause investments in their markets to be less liquid and prices more volatile than those of comparable U.S. companies.

Offering Expenses

The Company’s offering costs were charged against the proceeds from the February Add-on Offering (as defined in Note 10) when received.  For the three months ended March 31, 2007, the Company incurred approximately $58,000 of such costs.

Debt Issuance Costs

Debt issuance costs are being amortized over the life of the debt obligation using the straight line method, which closely approximates the effective yield method.

Federal Income Taxes

The Company has qualified and elected, and intends to continue to qualify, for the tax treatment applicable to regulated investment companies under Subchapter M of the Code  and, among other things, has made and intends to continue to make the requisite distributions to its stockholders which will relieve the Company from federal income taxes.  In order to qualify as a RIC, among other factors, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required.  To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned.  For the three months ended March 31, 2007, the Company recognized a $64,000 benefit for federal excise tax to reverse an over-accrual of estimated excise tax at December 31, 2006.

Certain of our wholly owned subsidiaries are subject to federal and state income taxes.  For the three months ended March 31, 2007, we recorded a tax provision of approximately $74,000 for these subsidiaries.

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments approximate fair value.  The carrying value of interest and open trade receivables, accounts payable and accrued expenses, as well as the credit facilities payable approximate fair value due to their short maturity.  The fair value of the CLO Notes (as defined in Note 7) approximates the carrying value as the variable interest rates are considered to be at market.

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

For the three months ended March 31, 2007, we incurred $5,089,497, in base management fees and $4,754,664 in incentive management fees related to pre-incentive fee net investment income.  For the three months ended March 31, 2007, we accrued no incentive management fees related to net realized capital gains.   As of March 31, 2007, $9,844,161 was unpaid and included in management and incentive fees payable in the accompanying consolidated balance sheet.

For the three months ended March 31, 2006, we incurred $2,543,659 in base management fees, $2,922,884 in incentive management fees related to pre-incentive fee net investment income and accrued no incentive management fees related to realized capital gains.

We also entered into a separate administration agreement (the “Administration Agreement”) with Ares Administration under which Ares Administration furnishes us with office, equipment and clerical, bookkeeping and record keeping services at our office facilities. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Ares Administration’s overhead and other expenses incurred in performing its obligations under the Administration Agreement, including our allocable portion of the cost of certain of our officers and their respective staffs.  Under the Administration Agreement, Ares Administration also performs or oversees the performance of our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Administration assists us in determining and publishing the net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Ares Administration also provides on our behalf, managerial assistance to those portfolio companies to which we are required to provide such assistance.  The Administration Agreement may be terminated by either party without penalty upon 60-days’ written notice to the other party.

For the three months ended March 31, 2007, we incurred $210,357, in administrative fees.  As of March 31, 2007, $210,357 was unpaid and included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

For the three months ended March 31, 2006, we incurred $177,537 in administrative fees.

4.             EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share resulting from operations for the three months ended March 31, 2007:

Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	$23,588,827
Denominator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	53,178,927
Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$0.44

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share resulting from operations for the three months ended March 31, 2006:

Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	$13,843,033
Denominator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	37,988,700
Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$0.36

5.             INVESTMENTS

Under the 1940 Act we are required to separately identify non-controlled investments where we own more than 5% of a portfolio company’s outstanding equity securities as “affiliated companies.” Notwithstanding the foregoing, we had no existing control relationship with any of the portfolio companies identified as “affiliated companies” prior to making the indicated investment.

For the three months ended March 31, 2007, the Company funded (A) $257.7 million aggregate principal amount of senior term debt, (B) $43.1 million aggregate principal amount of senior subordinated debt and (C) $8.3 million of investments in equity securities.

In addition, for the three months ended March 31, 2007, (1) $71.4 million aggregate principal amount of senior term debt and (2) $37.0 million aggregate principal amount of senior subordinated debt was redeemed.  Additionally, $9.4 million aggregate principal amount of senior term debt was sold.

As of March 31, 2007, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$54,333,411	$54,333,411
Senior term debt	974,061,778	966,051,309
Senior notes	10,000,000	10,000,000
Senior subordinated debt	308,056,901	308,470,741
Equity securities	147,280,430	149,226,071
Total	$1,493,732,520	$1,488,081,532

As of December 31, 2006, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$91,538,878	$91,538,878
Senior term debt	796,857,471	791,677,723
Senior notes	10,000,000	10,000,000
Senior subordinated debt	299,881,314	299,877,755
Equity securities	139,019,255	134,266,358
Total	$1,337,296,918	$1,327,360,714

The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt using the effective interest method.

The industry and geographic compositions of the portfolio at fair value at March 31, 2007 and December 31, 2006 were as follows:

Industry	March 31, 2007	December 31, 2006
Health Care	17.0%	14.4%
Other Services	11.9	12.2
Retail	9.8	6.0
Education	9.1	5.1
Printing/Publishing	8.3	9.5
Manufacturing	6.6	7.7
Consumer Products	6.1	8.0
Containers/Packaging	5.9	6.7
Restaurants	5.0	6.4
Financial	4.9	5.6
Environmental Services	3.8	5.4
Beverage/Food/Tobacco	3.6	4.3
Computers/Electronics	2.0	1.8
Aerospace and Defense	1.8	2.1
Broadcasting/Cable	1.8	2.1
Cargo Transport	0.9	1.0
Farming and Agriculture	0.8	0.9
Homebuilding	0.7	0.8
Total	100.0%	100.0%

Geographic Region	March 31, 2007	December 31, 2006
Mid-Atlantic	24.4%	29.4%
West	23.4	21.6
Midwest	21.8	19.2
Southeast	18.6	21.3
Northeast	4.8	5.7
International	7.0	2.8
Total	100.0%	100.0%

6.             COMMITMENTS AND CONTINGENCIES

As of March 31, 2007, the Company had committed to make a total of approximately $254.1 million of investments in various revolving senior secured and subordinated loans.  As of March 31, 2007, $147.7 million was unfunded.  Additionally, $209.7 million of the $254.1 million in commitments extend beyond the maturity date of our Revolving Credit Facility (as defined in Note 7).  Included within the $254.1 million in commitments in revolving secured and subordinated loans are commitments to issue up to $11.2 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies.  Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations.  As of March 31, 2007, the Company had $10.1 million in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability.   Of these letters of credit, $500,000 expire on August 31, 2010, $6.1 million expire on February 28, 2009, $1.2 million expire on October 31, 2007 and $2.3 million expire on September 30, 2007.  These letters of credit may be extended under substantially similar terms for additional one-year terms at the Company’s option until the revolving line of credit, under which the letters of credit were issued, matures on September 30, 2011.

As of March 31, 2007, the Company was subject to a subscription agreement to fund up to $6.8 million of equity commitments in a private equity investment partnership.  As of March 31, 2007, $225,000 was funded to this partnership.

As of December 31, 2006, the Company had committed to make a total of approximately $174.0 million of investments in various revolving senior secured and subordinated loans.  As of December 31, 2006, $117.0 million was unfunded.  Additionally, $129.8 million of the $174.0 million in commitments extend beyond the maturity date of our Revolving Credit Facility.  Included within the $174.0 million in commitments in revolving secured and subordinated loans were commitments to issue up to $3.8 million in standby letters of credit through a financial intermediary on behalf certain portfolio companies.  Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations.  As of December 31, 2006, the Company had $2.8 million in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability.

As of December 31, 2006, the Company was subject to a subscription agreement to fund up to $10.0 million of equity commitments in a private equity investment partnership.  As of December 31, 2006, $225,000 was funded to this partnership.

7.             BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.  On October 29, 2004, we formed Ares Capital CP Funding LLC (“Ares Capital CP”), a wholly owned subsidiary of the Company, through which we established a revolving credit facility (the “CP Funding Facility”).  On November 3, 2004, we entered into the CP Funding Facility that, as amended, allows Ares Capital CP to issue up to $350.0 million of variable funding certificates (“VFC”).  As part of the CP Funding Facility, we are subject to limitations as to how borrowed funds may be used including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of VFC that we may issue from time to time.  There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early amortization of the CP Funding Facility and limit further advances under the CP Funding Facility and in some cases could be an event of default.  Such limitations, requirements, and associated defined terms are as provided for in the documents governing the CP Funding Facility.   As of March 31, 2007, there was $171.0 million outstanding under the CP Funding Facility and the Company continues to be in compliance with all of the limitations and requirements of the CP Funding Facility.  As of December 31, 2006 there was $15.0 million outstanding under the CP Funding Facility.

The CP Funding Facility is scheduled to expire on October 31, 2007 (unless extended prior to such date with the consent of the lenders) and is secured by all of the assets held by Ares Capital CP, which as of March 31, 2007 consisted of 22 investments. At expiration, at our election, any principal amounts then outstanding will be amortized over a 24-month period from the termination date.  Under the terms of the CP Funding Facility, we are required to pay a renewal fee of 0.375% of the total amount available for borrowing on or around each November 3rd.

The interest charged on the VFC is based on the commercial paper rate plus 0.70%. The interest charged on the VFC is payable quarterly.  As of March 31, 2007, the commercial paper rate was 5.3462% and as of December 31, 2006 the commercial paper rate was 5.3481%.   For the three months ended March 31, 2007, and March 31, 2006, the average interest rate (i.e. commercial paper rate plus the spread) was 6.04% and 5.28%, respectively.  For the three months ended March 31, 2007, and March 31, 2006, the average outstanding balance was $51,122,222 and $69,448,889, respectively.  For the three months ended March 31, 2007 and March 31, 2006, the interest expense incurred was $797,877 and $925,837, respectively.  Cash paid for interest expense during the three months ended March 31, 2007 and March 31, 2006 was $232,321 and $221,634, respectively.

The Company is also required to pay a commitment fee for any unused portion of the CP Funding Facility.  Initially, the commitment fee was 0.175% per annum.  On April 8, 2005, the CP Funding Facility was amended pursuant to which among other things, the commitment fee was temporarily reduced to 0.11% per annum until the earlier of (a) the date the total borrowings outstanding exceed $150.0 million or (b) October 3, 2005, after which the commitment fee was 0.175% per annum.  On November 14, 2005, the CP Funding Facility was further amended pursuant to which among other things, the commitment fee was reduced to 0.10% per annum prior to the first time that the borrowings outstanding under the CP Funding Facility equal or exceed $200.0 million and 0.125% per annum on and after the first time that the borrowings outstanding under the CP Funding Facility exceed $200.0 million.  On July 13, 2006, the CP Funding Facility was further amended pursuant to which among other things, the commitment fee was increased to 0.125% per annum calculated based on an amount equal to $200.0 million less the borrowings outstanding under the CP Funding Facility.  As soon as the borrowings outstanding under the CP Funding Facility equal or exceed $200.0 million, the fee is calculated based on an amount equal to $350.0 million less the borrowings outstanding under the CP Funding Facility.  For the three months ended March 31, 2007 and March 31, 2006, the commitment fee incurred was $45,983 and $70,138, respectively.

In December 2005, we entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) under which the lenders agreed to extend credit to the Company in an initial aggregate principal amount not exceeding $250 million at any one time outstanding.  The Revolving Credit Facility also includes an “accordion” feature that allows us to increase the size of the Revolving Credit Facility to a maximum of $500 million under certain circumstances.  On March 1, 2007, in accordance with this “accordion” feature of the Revolving Credit Facility, we increased the aggregate principal amount of the Revolving Credit Facility by $100.0 million to a total of $350.0 million.  The Revolving Credit Facility expires on December 28, 2010 and with certain exceptions is secured by substantially all of the assets in our portfolio (other than investments held by Ares Capital CP under the CP Funding Facility and those held as a part of the Debt Securitization, discussed below) which as of March 31, 2007 consisted of 120 investments.  Under the Revolving Credit Facility, we have made certain representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries, of not less than 2.0:1.0, (f) maintaining minimum liquidity, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and its subsidiaries.

In addition to the asset coverage ratio described above, borrowings under the Revolving Credit Facility (and the incurrence of certain other permitted debt) will be subject to compliance with a borrowing base that will apply different advance rates to different types of assets in our portfolio. The Revolving Credit Facility also includes usual and customary events of default for senior secured revolving credit facilities of this nature.  As of March 31, 2007, there was $210.0 million outstanding under the Revolving Credit Facility and the Company continues to be in compliance with all of the limitations and requirements of the Revolving Credit Facility.  As of December 31, 2006, there was $193.0 million outstanding under the Revolving Credit Facility.

The interest charged under the Revolving Credit Facility is generally based on LIBOR (one, two, three or six month) plus 1.00%.  As of March 31, 2007, the one, two, three and six month LIBOR were 5.32%, 5.34%, 5.35% and 5.33%, respectively.  For the three months ended March 31, 2007 and March 31, 2006, the average interest rate was 6.47% and 6.15%, respectively.  For the three months ended March 31, 2007 and March 31, 2006, the average outstanding balance was $202,011,111 and $13,466,667, respectively.  For the three months ended March 31, 2007 and March 31, 2006, the interest expense incurred was $3,221,247 and $204,261, respectively. Cash paid for interest expense during the three months ended March 31, 2007 and March 31, 2006 was $2,985,951 and $86,404, respectively.  As of December 31, 2006, the one, two, three and six month LIBOR were 5.32%, 5.35%, 5.36% and 5.37%, respectively.  The Company is also required to pay a commitment fee of 0.20% for any unused portion of the Revolving Credit Facility.  For the three months ended March 31, 2007 and March 31, 2006, the commitment fee incurred was $38,690 and $114,578, respectively.

As of March 31, 2007, the Company had $11.1 million in standby letters of credit issued through the Revolving Credit Facility.  As of December 31, 2006, the Company had $3.7 million in standby letters of credit issued through the Revolving Credit Facility.

On July 7, 2006, through our wholly owned subsidiary, ARCC CLO 2006 LLC (“ARCC CLO”), we completed a $400.0 million debt securitization (the “Debt Securitization”) and issued approximately $314.0 million principal amount of asset-backed notes (including a $50.0 million revolver of which $25.0 million was drawn as of March 31, 2007) (the ”CLO Notes”) to third parties that were secured by a pool of middle market loans that have been purchased or originated by the Company.  The CLO Notes are included in the March 31, 2007 consolidated balance sheet. We retained approximately $86.0 million of certain BBB and non-rated securities in the Debt Securitization. The CLO Notes mature on December 20, 2019, and, as of March 31, 2007, there was $289.0 million aggregate principal amount of CLO Notes outstanding.  The blended pricing of the CLO Notes, excluding fees, is approximately 3-month LIBOR plus 34 basis points.

              The classes, amounts, ratings and interest rates (expressed as a spread to LIBOR) of the CLO Notes are:

Class	Amount (millions)		Rating (S&P/Moody’s)	LIBOR Spread (basis points)
A-1A	$75		AAA/Aaa	25
A-1A VFN	50	(1)	AAA/Aaa	28
A-1B	14		AAA/Aaa	37
A-2A	75		AAA/Aaa	22
A-2B	33		AAA/Aaa	35
B	23		AA/Aa2	43
C	44		A/A2	70
Total	$314

(1) Revolving class, $25.0 million of which was drawn as of March 31, 2007.

During the first five years from the closing date, principal collections received on the underlying collateral may be used to purchase new collateral, allowing us to maintain the initial leverage in the securitization for the entire five-year period. Under the terms of the securitization, up to 15% of the collateral may be subordinated loans that are neither first nor second lien loans.

The Class A-1A VFN Notes are a revolving class of secured notes and allow us to borrow and repay AAA/Aaa financing over the initial five-year period thereby providing more efficiency in funding costs. All of the notes are secured by the assets of ARCC Commercial Loan Trust 2006, including commercial loans totaling $308.1 million as of the closing date, which were sold to the trust by the Company, the originator and servicer of the assets.  As of March 31, 2007, there were 64 investments securing the notes. Additional commercial loans will be purchased by the trust from the Company primarily using the proceeds from the Class A-1A VFN Notes. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the ARCC CLO debt securitization is based on 3-month LIBOR which as of March 31, 2007 was 5.35%.  For the three months ended March 31, 2007, the effective average interest rate was 5.79%.  For the three months ended March 31, 2007, we incurred $3,949,116 of interest expense.  The Company is also required to pay a commitment fee of 0.175% for any unused portion of the Class A-1A VFN Notes.  For the three months ended March 31, 2007, the commitment fee incurred was $16,243 on these notes.

8.             DERIVATIVE INSTRUMENTS

In 2005, we entered into a costless collar agreement in order to manage the exposure to changing interest rates related to the Company’s fixed rate investments.  The costless collar agreement is for a notional amount of $20 million, has a cap of 6.5%, a floor of 2.72% and matures in 2008.  The costless collar agreement allows us to receive an interest payment for any quarterly period when the 3-month LIBOR exceeds 6.5%, and requires us to pay an interest payment for any quarterly period when the 3-month LIBOR is less than 2.72%. The costless collar resets quarterly based on the 3-month LIBOR.  As of March 31, 2007, the 3-month LIBOR was 5.35%.  As of March 31, 2007, this agreement had no fair value.

9.             RELATED PARTY TRANSACTIONS

The underwriting costs related to our IPO were $7,425,000, or $0.675 per share.  As a part of the IPO, the Investment Adviser, on our behalf, agreed to pay the underwriters $0.225 of the $0.675 per share in underwriting discount and commissions for a total of approximately $2.5 million.  We were obligated to repay this amount, together with accrued interest  (charged at the 3-month LIBOR plus 2% starting on October 8, 2004) (a) if during any four calendar quarter period ending on or after October 8, 2005 the sum of (i) the aggregate distributions, including return of capital, if any,  to the stockholders and (ii) the change in net assets (defined as total assets less indebtedness) equals or exceeds 7.0% of the net assets at the beginning of such period (as adjusted for any share issuances or repurchases) or (b) upon the Company’s liquidation.  On March 8, 2005, the Company’s board of directors approved entering into an amended and restated agreement with the Investment Adviser whereby the Company would be obligated to repay the Investment Adviser for the approximate $2.5 million only if the conditions for repayment referred to above were met before the third anniversary of the IPO.  If one or more such events did not occur on or before October 8, 2007, we would not be obligated to repay this amount to the Investment Adviser.  For the year ended December 31, 2005, the sum of our aggregate distributions to our stockholders and our change in net assets exceeded 7.0% of net assets as of December 31, 2004 (as adjusted for any share issuances).  As a result, in February 2006 we repaid this amount together with accrued interest.

In accordance with the Advisory Agreement, we bear all costs and expenses of the operation of the Company and reimburse the Investment Adviser for all such costs and expenses incurred in the operation of the Company.  For the three months ended March 31, 2007 and March 31, 2006, the Investment Adviser incurred such expenses totaling $557,556 and $130,135, respectively.  As of March 31, 2007, $327,907 was unpaid and included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

During 2006, we entered into a sublease agreement with Ares Management, whereby Ares Management subleases approximately 25% of the office facilities that we lease, for a fixed rent equal to 25% of the basic annual rent payable by us under our lease, plus certain additional costs and expenses.  For the three months ended March 31, 2007, such amounts payable to the Company totaled $41,920.  As of March 31, 2007, the entire amount was unpaid and included as a receivable in other assets in the accompanying consolidated balance sheet.

As of March 31, 2007, Ares Management, of which the Investment Adviser is a wholly owned subsidiary, owned 666,667 shares of the Company’s common stock representing approximately 1.2% of the total shares outstanding as of March 31, 2007.

See Note 3 for a description of other related party transactions.

10.          STOCKHOLDERS’ EQUITY

On January 8, 2007, we sold 409,500 shares of common stock to an underwriter pursuant to its exercise of an over-allotment option granted in the public add-on offering completed in December 2006 at $18.50 per share less an underwriting discount and commissions totaling $0.19 per share.  Total proceeds received from the sale of common stock pursuant to the over-allotment option, net of the underwriter’s discount and offering costs, were approximately $7.5 million.

On February 9, 2007, we completed a public add-on offering (the “February Add-on Offering”) of 1,382,078 shares of common stock (including the underwriter’s over-allotment option of 180,271 shares) at $19.95 per share, less an underwriting discount and commissions totaling $0.25 per share.  Total proceeds received from the February Add-on Offering, net of the underwriter’s discount and offering costs, were approximately $26.9 million.

11.          DIVIDEND

For the three months ended March 31, 2007, the Company declared a dividend on March 8, 2007 of $0.41 per share for a total of $22,069,523.  The record date was March 19, 2007 and the dividend was distributed on March 30, 2007.

For the three months ended March 31, 2006, the Company declared a dividend on February 28, 2006 of $0.36 per share for a total of $13,682,573.  The record date was March 24, 2006 and the dividend was distributed on April 14, 2006

12.          FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the three months ended March 31, 2007 and the three months ended March 31, 2006:

Per Share Data:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2007	March 31, 2006
Net asset value, beginning of period (1)	$15.17	$15.03

Issuance of common stock	0.14	—
Net investment income for period (2)	0.36	0.30
Net realized and unrealized gains for period (2)	0.08	0.06
Net increase in stockholders’ equity	0.44	0.36

Distributions from net investment income	(0.35)	(0.30)
Distributions from net realized capital gains on securities	(0.06)	(0.06)
Total distributions to stockholders	(0.41)	(0.36)

Net asset value at end of period (1)	$15.34	$15.03

Per share market value at end of period	$18.17	$17.18
Total return based on market value (3)	(2.78)%	9.15%
Total return based on net asset value (4)	2.91%	2.42%
Shares outstanding at end of period	53,961,220	38,007,148

Ratio/Supplemental Data:
Net assets at end of period	$827,762,389	$571,375,338
Ratio of operating expenses to average net assets (5) (6)	10.29%	5.84%
Ratio of net investment income to average net assets (5) (7)	9.39%	8.24%
Portfolio turnover rate (5)	12%	23%

(1) The net assets used equals the total stockholders’ equity on the consolidated balance sheets.

(2) Weighted average basic per share data.

(3) For the three months ended March 31, 2007, the total return based on market value equals the decrease of the ending market value at March 31, 2007 of $18.17 per share over the ending market value at December 31, 2006 of $19.11, plus the declared dividend of $0.41 per share for holders of record on March 19, 2007, divided by the market value at December 31, 2006.  For the three months ended March 31, 2006, the total return based on market value equals the increase of the ending market value at March 31, 2006 of $17.18 per share over the ending market value at December 31, 2005 of $16.07, plus the declared dividend of $0.36 per share for holders of record on March 24, 2006, divided by the market value at December 31, 2005.   Total return based on market value is not annualized.  The Company’s shares fluctuate in value.  The Company’s performance changes over time and currently may be different than that shown.  Past performance is no guarantee of future results.

(4) For the three months ended March 31, 2007, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.41 per share for holders of record on March 19, 2007, divided by the beginning net asset value during the period.  The calculation was adjusted for shares issued in connection with the dividend reinvestment plan, shares issued in connection with the underwriter’s exercising in full of the over-allotment option granted to it in connection with the December 2006 add-on offering and the issuance of common stock in connection with the February Add-on Offering.   For the three months ended March 31, 2006, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.36 per share for holders of record on March 24, 2006, divided by the beginning net asset value during the period.  The calculation was adjusted for shares issued in connection with the dividend reinvestment plan.  Total return based on net asset value is not annualized.  The Company’s performance changes over time and currently may be different than that shown.  Past performance is no guarantee of future results.

(5) The ratios reflect an annualized amount.

(6) For the three months ended March 31, 2007, the ratio of operating expenses to average net assets consisted of 2.52% of base management fees, 2.36% of incentive management fees, 4.24% of the cost of borrowing and other operating expenses of 1.17%. For the three months ended March 31, 2006, the ratio of operating expenses to average net assets consisted of 1.79% of base management fees, 2.06% of incentive management fees, 1.22% of the cost of borrowing and other operating expenses of 0.77%. These ratios reflect annualized amounts.

(7) The ratio of net investment income to average net assets excludes income taxes related to realized gains.

13.          IMPACT OF NEW ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”).  FIN 48 provides guidance on how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities.  Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  FASB required adoption of FIN 48 for fiscal years beginning after December 15, 2006, and FIN 48 is to be applied to all open tax years as of the effective date.  However, on December 22, 2006, the Securities and Exchange Commission delayed the required implementation date of FIN 48 for business development companies until March 31, 2007.  As of March 31, 2007, the Company evaluated the implications of FIN 48 and determined that there is no material impact on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. At this time, the Company is evaluating the implications of SFAS No. 157, and its impact in the consolidated financial statements has not yet been determined.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings.  SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet.  SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157.  This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157.  At this time, the Company is evaluating the implications of SFAS No. 159, and its impact in the consolidated financial statements has not yet been determined.

14.          SUBSEQUENT EVENTS

On April 4, 2007, we completed a public add-on offering of 15,525,000 shares of common stock (including the underwriters’ over-allotment option of 2,025,000 shares) at $17.97 per share, less an underwriting discount totaling approximately $0.72 per share.  Total proceeds received from the April add-on offering, net of the underwriters’ discount and offering costs, were approximately $267.3 million.

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

OVERVIEW

We are a specialty finance company that is a closed-end, non-diversified management investment company incorporated in Maryland that is regulated as a business development company (a “BDC”) under the Investment Company Act of 1940 (“1940 Act”). We were founded on April 16, 2004 and were initially funded on June 23, 2004 and on October 8, 2004 completed our initial public offering (the “IPO”).

Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first and second lien senior loans and long-term mezzanine debt, which in some cases may include an equity component, and, to a lesser extent, in equity investments in private U.S. middle market companies.

We are externally managed by Ares Capital Management LLC (the “Investment Adviser”), an affiliate of Ares Management LLC, an independent Los Angeles based firm that manages investment funds.  Ares Technical Administration LLC, an affiliate of Ares Management LLC, initially provided the administrative services necessary for us to operate pursuant to an administration agreement.  As of April 30, 2007, Ares Operations LLC, another affiliate of Ares Management (“Ares Administration”), succeeded to the rights and obligations of Ares Technical

Administration LLC under the administration agreement and since such date has been providing the administrative services necessary for us to operate.

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

PORTFOLIO AND INVESTMENT ACTIVITY

For the three months ended March 31, 2007, we issued 10 new commitments in an aggregate amount of $364.2 million ($314.0 million to new portfolio companies and $50.2 million to existing portfolio companies) where the average commitment amount was approximately $36.4 million and the weighted average commitment terms were approximately 71 months, compared to 13 new commitments in an aggregate amount of $202.4 million ($193.6 million to new portfolio companies and $8.8 million to existing portfolio companies) where the average commitment amount was approximately $15.6 million and the weighted average commitment terms were approximately 63  months for the three months ended March 31, 2006. During the three months ended March 31, 2007, we funded $288.6 million of such commitments ($238.4 million to new portfolio companies and $50.2 million to existing portfolio companies) compared to $195.4 million of commitments ($179.4 million to new portfolio companies and $16.0 million to existing portfolio companies) for the three months ended March 31, 2006.  Also during the three months ended March 31, 2007, we had $102.1 million in exits and repayments of commitments resulting in net commitments of $262.1 million for the period.  For the three months ended March 31, 2006, we had $35.9 million in exits and repayments of commitments resulting in net commitments of $166.5 million for the period.  We have remaining contractual obligations for $70.1 million with respect to commitments funded as of March 31, 2007. The weighted average yield of debt and income producing equity securities funded during the three months ended March 31, 2007 and March 31, 2006 was approximately 11.37% and 12.12%, respectively (computed as (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt divided by (b) total debt and income producing equity securities at fair value).

For the three months ended March 31, 2007, the Company funded (A) $257.7 million aggregate principal amount of senior term debt, (B) $43.1 million aggregate principal amount of senior subordinated debt and (C) $8.3 million of investments in equity securities.  For the three months ended March 31, 2006, the Company funded (1) $151.5 million aggregate principal amount of senior term debt, (2) $31.6 million aggregate principal amount of senior subordinated debt, and (3) $12.3 million of investments in equity securities.

During the three months ended March 31, 2007, (A) $71.4 million aggregate principal amount of senior term debt and (B) $37.0 million aggregate principal amount of senior subordinated debt were redeemed.  Additionally, $9.4 million aggregate principal amount of senior term debt was sold.  As of March 31, 2007, the Company held investments in 66 portfolio companies compared to 60 portfolio companies as of December 31, 2006.  During the three months ended March 31, 2006, (1) $17.9 million aggregate principal amount of senior subordinated debt and (2) $3.5 million aggregate principal amount of senior term debt was redeemed.   Additionally, (a) $9.1 million aggregate principal amount of equity securities and (b) $6.1 million aggregate principal amount of senior term debt was sold.

The Investment Adviser employs an investment rating system to categorize our investments.  In addition to various risk management and monitoring tools, we grade all loans on a scale of 1 to 4 no less frequently than quarterly. This system is intended to reflect the performance of the borrower’s business, the collateral coverage of the loans and other factors considered relevant.   Under this system, loans with a grade of 4 involve the least amount of risk in our portfolio.  The borrower is performing above expectations and the trends and risk factors are generally favorable (including a potential exit).  Loans graded 3 involve a level of risk that is similar to the risk at the time of origination. The borrower is performing as expected and the risk factors are neutral to favorable. All new loans are initially graded 3. Loans graded 2 involve a borrower performing below expectations and indicates that the loan’s risk has increased materially since origination. The borrower may be out of compliance with debt covenants, however, loan payments are generally not more than 120 days past due. For loans graded 2, we increase procedures to monitor the borrower and we will write down the fair value of the investment if it is deemed to be impaired. A loan grade of 1 indicates that the borrower is performing materially below expectations and that the loan risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans graded 1 are not anticipated to be repaid in full and we will reduce the fair market value of the investment to the amount we anticipate will be recovered.  As of March 31, 2007, the weighted average investment grade of the debt in our portfolio was 3.1.  The weighted average investment grade of the debt in our portfolio as of December 31, 2006 was 3.0.  The following is a distribution of the grades of our portfolio companies as of March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
	Fair Value	Number of Companies	Fair Value	Number of Companies
Grade 1	$505,090	1	$504,206	1
Grade 2	80,030,960	4	14,206,419	1
Grade 3	1,120,944,002	49	1,189,399,643	56
Grade 4	232,268,069	12	31,711,568	2
	$1,433,748,121	66	$1,235,821,836	60

As of March 31, 2007, the weighted average yield of the debt and income producing equity securities in our portfolio was approximately 11.71%.  As of March 31, 2007, the weighted average yield on our entire portfolio was 10.61%.  The weighted average yield on our senior term debt, senior subordinated debt and income producing equity securities was 11.35%, 12.91% and 10.00%, respectively.  Of the senior term debt, the weighted average yield attributable to first lien senior term debt and second lien senior term debt was 11.05% and 11.90%, respectively.

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

The weighted average yield on our debt and income producing equity securities was lower as of March 31, 2007 compared to the weighted average yield on our debt and income producing equity securities as of December 31, 2006 because we added a higher percentage of lower yielding first lien investments during the three months ended March 31, 2007, and the average yield on our exits and repayments was higher than the investments added during the period.

RESULTS OF OPERATIONS

For the three months ended March 31, 2007 and March 31, 2006

 Operating results for the three months ended March 31, 2007 and March 31, 2006 are as follows:

	For the Three Months Ended March 30,
	2007	2006
Total Investment Income	$39,715,023	$20,191,305
Total Expenses	20,760,531	8,290,890
Net Investment Income Before Income Taxes	18,954,492	11,900,415

Income Tax Expense, Including Excise Tax	10,166	208,880
Net Investment Income	18,944,326	11,691,535

Net Realized Gain	359,285	610,886
Net Unrealized Gain	4,285,216	1,540,612

Net Increase in Stockholders’ Equity Resulting From Operations	$23,588,827	$13,843,033

Investment Income

For the three months ended March 31, 2007, total investment income increased $19.5 million, or 97%, over the three months ended March 31, 2006.   For the three months ended March 31, 2007, total investment income consisted of $33.8 million in interest income from investments, $375,000 in dividend income, $4.3 million in capital structuring service fees, $356,000 in other income and $821,000 in interest income from cash and cash equivalents.  Interest income from investments increased $16.3 million, or 93%, to $33.8 million for the three months ended March 31, 2007 from $17.5 million for the comparable period in 2006.  The increase in interest income from investments was primarily due to the increase in the size of the portfolio.  The average investments, at fair value, for the quarter increased from $647.0 million for the three months ended March 31, 2006 to $1.3 billion in the comparable period in 2007.  Capital structuring service fees increased $2.0 million, or 86%, to $4.3 million for the three months ended March 31, 2007 from $2.3 million for the comparable period in 2006.  The increase in capital structuring service fees was primarily due to the increased amount of commitments.  The amount of commitments increased $161.8 million to $364.2 million for the three months ended March 31, 2007 from $202.4 million for the comparable period in 2006.

Expenses

For the three months ended March 31, 2007, total expenses increased $12.5 million, or 150%, over the three months ended March 31, 2006.  Base management fees increased $2.5 million, or 100%, to $5.1 million for the three months ended March 31, 2007 from $2.5 million for the comparable period in 2006, primarily due to the increase in the size of the portfolio.  Incentive fees related to pre-incentive fee net investment income increased $1.8 million, or 63%, to $4.8 million for the three months ended March 31, 2007 from $2.9 million for the comparable period in 2006, primarily due to the increase in the size of the portfolio and the related increase in net investment income.  There were no incentive fees related to realized gains for the three months ended March 31, 2007 or for the comparable period in 2006.  Interest expense and credit facility fees increased $6.8 million, or 394%, to $8.5 million for the three months ended March 31, 2007 from $1.7 million for the comparable period in 2006, primarily due to the significant increase in the borrowings outstanding.  The average outstanding borrowings during the three months ended March 31, 2007 were $529.6 million compared to average outstanding borrowings of $73.8 million in the comparable period in 2006.

Income Tax Expense, Including Excise Tax

The Company has qualified and elected and intends to continue to qualify for the tax treatment applicable to regulated investment companies under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and, among other things, has made and intends to continue to make the requisite distributions to its stockholders which will relieve the Company from federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required.  To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2007, the Company recognized a $64,000 benefit for federal excise tax to reverse an over-accrual of estimated excise tax at December 31, 2006.

Certain of our wholly owned subsidiaries are subject to federal and state income taxes.  For the three months ended March 31, 2007, we recorded a tax provision of approximately $74,000 for these subsidiaries.

Net Realized Gains/Losses

During the three months ended March 31, 2007, the Company had $118.2 million in gross proceeds of sales and repayments resulting in $359,000 of net realized gains.  Net realized gains were comprised of $360,000 of gross realized gains and $1,000 of gross realized losses.  The most significant realized gains during the three months ended March 31, 2007 were as a result of the repayment of the investment in Wastequip, Inc. and the partial repayment of the investment in Reflexite, Inc.   During the three months ended March 31, 2006, the Company had $37.3 million of sales and repayments resulting in $611,000 of net realized gains.

Net Unrealized Gain/Loss on Investments

For the three months ended March 31, 2007, the Company’s investments had an increase in net unrealized gain/loss of $4.3 million, which was comprised of $7.6 million in unrealized appreciation, $3.0 million in unrealized depreciation and $280,000 relating to the reversal of prior period unrealized net appreciation.  The most significant changes in net unrealized appreciation were unrealized appreciation of $3.6 million for the investment in Daily Candy, Inc., $1.7 million for the investment in Industrial Container Services, Inc., $1.1 million for the investment in Reflexite, Inc. and $900,000 for the investment in Waste Pro USA, Inc. offset by unrealized depreciation of $3.0 million for the investment in Diversified Collection Services, Inc.

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

Net Increase in Stockholders’ Equity Resulting From Operations

Net increase in stockholders’ equity resulting from operations for the three months ended March 31, 2007 was approximately $23.6 million.  Based on the weighted average shares outstanding during the three months ended March 31, 2007, our net increase in stockholders’ equity resulting from operations per common share was $0.44.

Net increase in stockholders’ equity resulting from operations for the three months ended March 31, 2006 was approximately $13.8 million.  Based on the weighted average shares outstanding during the three months ended March 31, 2006, our net increase in stockholders’ equity resulting from operations per common share was $0.36.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Since the Company’s inception, the Company’s liquidity and capital resources have been generated primarily from the net proceeds of its initial public offering and subsequent add-on public offerings of common stock, the Debt Securitization, advances from the CP Funding Facility and the Revolving Credit Facility (each as defined in Note 7 to the consolidated financial statements), as well as cash flows from operations.  During 2007, we received $7.5 million in proceeds net of underwriting and offering costs related to the underwriter’s exercise of the over-allotment option granted to it in connection with the December 19, 2006 add-on public offering, $26.9 million in proceeds net of underwriting and offering costs from our February 9, 2007 add-on public offering and $267.3 million in proceeds net of underwriting and offering costs from our April 4, 2007 add-on public offering.  As of

March 31, 2007 total market capitalization for the Company was $980.5 million compared to $994.4 million as of December 31, 2006.

A portion of the proceeds from our public offerings in 2007 were used to repay outstanding indebtedness under the Revolving Credit Facility. The remaining unused portion of the proceeds from our public offerings was used to fund investments in portfolio companies in accordance with our investment objectives and strategies.

The weighted average stated interest rate of all our outstanding borrowings for the three months ended March 31, 2007 and March 31, 2006 was 6.10% and 6.21%, respectively.  As of March 31, 2007 and December 31, 2006, the weighted average maturity of all our outstanding borrowings was 6.8 years and 9.0 years, respectively.  As of March 31, 2007 and December 31, 2006, the fair value of investments and cash and cash equivalents, and the outstanding borrowings under the Debt Securitization, CP Funding Facility and the Revolving Credit Facility were as follows:

	March 31, 2007	December 31, 2006
Cash and cash equivalents	$54,333,411	$91,538,878
Senior term debt	966,051,309	791,677,723
Senior notes	10,000,000	10,000,000
Senior subordinated debt	308,470,741	299,877,755
Equity securities	149,226,071	134,266,358
Total	$1,488,081,532	$1,327,360,714
Outstanding borrowings	$670,000,000	$482,000,000

The available amount for borrowing under the CP Funding Facility is $350.0 million (see Note 7 to the consolidated financial statements for more detail on the CP Funding Facility arrangement).  As of March 31, 2007, there was $171.0 million outstanding under the CP Funding Facility.  The CP Funding Facility expires on October 31, 2007 unless extended prior to such date with the consent of the lenders.  The available outstanding committed amount for borrowing under the Revolving Credit Facility is $350 million (see Note 7 to the consolidated financial statements for more detail on the Revolving Credit Facility arrangement).  As of March 31, 2007, there was $210.0 million outstanding under the Revolving Credit Facility.  The Revolving Credit Facility expires on December 28, 2010.  As part of the Debt Securitization, $314.0 million principal amount of asset-backed notes (including $50.0 million revolving notes of which $25.0 million had been drawn as of March 31, 2007) were issued to third parties and secured by a pool of middle market loans that had been purchased or originated by the Company. We retained approximately $86.0 million of certain BBB and non-rated securities in the Debt Securitization.  As of March 31, 2007, there was $289.0 million aggregate principal amount of CLO Notes (as defined in Note 7 to the consolidated financial statements) outstanding.   The CLO Notes mature on December 20, 2019.

For the three months ending March 31, 2007, average total assets were $1.4 billion.  The ratio of total debt outstanding to stockholders’ equity as of March 31, 2007 was 0.81:1.00 compared to 0.61:1.00 as of December 31, 2006.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2007, the Company had committed to make a total of approximately $254.1 million of investments in various revolving senior secured and subordinated loans.  As of March 31, 2007, $147.7 million was unfunded.  Additionally, $209.7 million of the $254.1 million in commitments extend beyond the maturity date of our Revolving Credit Facility.  Included within the $254.1 million in commitments in revolving secured and subordinated loans are commitments to issue up to $11.2 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies.  Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations.  As of March 31, 2007, the Company had $10.1 million in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability.   Of these letters of credit, $500,000 expire on August 31, 2010, $6.1 million expire on February 28, 2009, $1.2 million expire on

October 31, 2007 and $2.3 million expire on September 30, 2007.  These letters of credit may be extended under substantially similar terms for additional one-year terms at the Company’s option until the revolving line of credit, under which the letters of credit were issued, matures on September 30, 2011.

As of March 31, 2007, the Company was subject to a subscription agreement to fund up to $6.8 million of equity commitments in a private equity investment partnership.  As of March 31, 2007, $225,000 was funded to this partnership.

As of December 31, 2006, the Company had committed to make a total of approximately $174.0 million of investments in various revolving senior secured and subordinated loans.  As of December 31, 2006, $117.0 million was unfunded.  Additionally, $129.8 million of the $174.0 million in commitments extend beyond the maturity date of our Revolving Credit Facility.  Included within the $174.0 million in commitments in revolving secured and subordinated loans were commitments to issue up to $3.8 million in standby letters of credit through a financial intermediary on behalf certain portfolio companies.  Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations.  As of December 31, 2006, the Company had $2.8 million in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability.

As of December 31, 2006, the Company was subject to a subscription agreement to fund up to $10.0 million of equity commitments in a private equity investment partnership.  As of December 31, 2006, $225,000 was funded to this partnership.

RECENT DEVELOPMENTS

On April 4, 2007, we completed a public add-on offering of 15,525,000 shares of common stock (including the underwriters’ over-allotment option of 2,025,000 shares) at $17.97 per share, less an underwriting discount totaling approximately $0.72 per share.  Total proceeds received from the April add-on offering, net of the underwriters’ discount and offering costs, were approximately $267.3 million.

In addition to $143.8 million of investments that the Company has made since March 31, 2007, we have outstanding commitments to fund an aggregate of approximately $110.0 million of investments. The Company expects to syndicate a portion of these commitments to third parties.  In addition, the Company has an investment pipeline of approximately $709.5 million.  The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment, the execution and delivery of satisfactory documentation and the receipt of any necessary consents. The Company cannot assure you that we will make any of these investments.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates.  Because we fund a portion of our investments with borrowings, our net investment income is affected by the spread between the rate at which we invest and the rate at which we borrow.  As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of March 31, 2007, approximately 37% of the investments at fair value in our portfolio were at fixed rates while approximately 54% were at variable rates and 9% were non-interest earning. In addition, the Debt Securitization, the CP Funding Facility and the Revolving Credit Facility all feature variable rates.

We regularly measure our exposure to interest rate risk.  We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.  Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

On January 7, 2005, we entered into a costless collar agreement in order to manage the exposure to changing interest rates related to the Company’s fixed rate investments. The costless collar agreement was for a notional amount of $20 million, has a cap of 6.5%, a floor of 2.72% and matures in 2008. The costless collar agreement allows us to receive an interest payment when the 3-month LIBOR exceeds 6.5% and obligates us to pay an interest payment when the 3-month LIBOR is less than 2.72%. The costless collar resets quarterly based on the 3-month LIBOR. As of March 31, 2007, the 3-month LIBOR was 5.35%. As of March 31, 2007, this agreement had no fair value.

While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

Based on our March 31, 2007 balance sheet, the following table shows the impact on net income of base rate changes in interest rates assuming no changes in our investment and borrowing structure.

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$29,042,300	$20,100,000	$8,942,300
Up 200 basis points	$19,361,533	$13,400,000	$5,961,533
Up 100 basis points	$9,680,767	$6,700,000	$2,980,767
Down 100 basis points	$(9,680,767)	$(6,700,000)	$(2,980,767)
Down 200 basis points	$(19,361,533)	$(13,400,000)	$(5,961,533)
Down 300 basis points	$(29,042,300)	$(20,100,000)	$(8,942,300)

Portfolio Valuation

Investments for which market quotations are readily available are valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our board of directors based on the input of our management and audit committee. In addition, the board of directors currently receives input from independent valuation firms that have been engaged at the direction of the board to assist in the valuation of each portfolio security at least once during a trailing 12 month period.  The valuation process is conducted at the end of each fiscal quarter, with approximately a quarter of our valuations of portfolio companies subject to review by an independent valuation firm each quarter.  The types of factors that the board may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our private equity valuation. Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board under a valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize.

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

•                  The audit committee of our board of directors reviews these preliminary valuations, as well as the input of an independent valuation firm with respect to the valuations of approximately a quarter of our portfolio companies.

•                  The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our management and audit committee and independent valuation firms.

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  —  OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not subject to any pending legal proceeding, and no such proceedings are known to be contemplated.

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES CAPITAL CORPORATION
Dated: May 10, 2007	By	/s/ Michael J. Arougheti
Michael J. Arougheti
President
	By	/s/ Richard S. Davis
Richard S. Davis
Chief Financial Officer