Form 10-Q
period 2007-06-30
ARES CAPITAL CORP
filed 2007-08-09
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2007
Common stock, $0.001 par value	69,757,588

ARES CAPITAL CORPORATION

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS

Investments at fair value (amortized cost of $1,605,205,297 and $1,245,758,040, respectively)
Non-control/non-affiliate investments	$1,231,614,106	$991,529,464
Non-control affiliated company investments	377,418,736	244,292,372
Control affiliated company investments	6,980,400	—
Total investments at fair value	1,616,013,242	1,235,821,836
Cash and cash equivalents	61,543,795	91,538,878
Receivable for open trades	1,023,688	1,026,053
Interest receivable	17,966,360	10,121,104
Other assets	7,943,269	9,483,083

Total assets	$1,704,490,354	$1,347,990,954

LIABILITIES

Debt	$552,000,000	$482,000,000
Payable for open trades	30,000,000	60,000,000
Accounts payable and accrued expenses	2,218,476	2,027,948
Management and incentive fees payable	12,042,680	12,485,016
Interest and facility fees payable	3,089,043	2,044,586
Total liabilities	599,350,199	558,557,550

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY

Common stock, par value $.001 per share, 100,000,000 common shares authorized, 69,757,588 and 52,036,527 common shares issued and outstanding, respectively	69,757	52,037
Capital in excess of par value	1,094,284,316	785,192,573
Accumulated undistributed net investment income	415,395	7,038,469
Accumulated net realized gains (losses) on sale of investments	(437,258)	7,086,529
Net unrealized appreciation (depreciation) on investments	10,807,945	(9,936,204)
Total stockholders’ equity	1,105,140,155	789,433,404

Total liabilities and stockholders’ equity	$1,704,490,354	$1,347,990,954

NET ASSETS PER SHARE	$15.84	$15.17

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME:
From non-control/non-affiliate investments:
Interest from investments	$34,250,691	$20,737,226	$64,145,489	$35,788,359
Capital structuring service fees	1,982,411	4,670,493	6,266,957	6,416,698
Interest from cash & cash equivalents	671,122	199,948	1,491,956	431,177
Dividend income	375,000	1,170,000	750,000	1,170,000
Other income	388,589	244,466	506,681	287,009
Total investment income from non-control/non-affiliate investments	37,667,813	27,022,133	73,161,083	44,093,243

From non-control affiliated company investments:
Interest from investments	5,469,490	2,760,198	9,416,130	5,237,130
Capital structuring service fees	3,224,500	600,000	3,262,000	1,183,810
Dividend income	502,705	—	502,705	—
Other income	314,010	107,420	551,623	166,873
Total investment income from non-control affiliated company investments	9,510,705	3,467,618	13,732,458	6,587,812

From control affiliated company investments:
Interest from investments	55,400	—	55,400	—
Capital structuring service fees	165,000	—	165,000	—
Total investment income from control affiliated company investments	220,400	—	220,400	—

Total investment income	47,398,918	30,489,751	87,113,941	50,681,056

EXPENSES:
Interest and credit facility fees	7,564,573	4,773,743	16,113,887	6,503,364
Base management fees	5,814,174	3,107,197	10,903,671	5,650,856
Incentive management fees	6,228,506	6,940,399	10,983,170	9,863,283
Professional fees	1,523,592	676,637	2,489,406	1,148,088
Insurance	266,039	198,431	530,856	386,532
Administrative	235,000	188,488	445,357	366,025
Depreciation	102,301	49,302	203,478	49,302
Directors fees	63,250	73,919	128,000	137,169
Interest to the Investment Adviser	—	—	—	25,879
Other	653,457	217,105	1,413,598	385,612
Total expenses	22,450,892	16,225,221	43,211,423	24,516,110

NET INVESTMENT INCOME BEFORE INCOME TAXES	24,948,026	14,264,530	43,902,518	26,164,946

Income tax expense (benefit), including excise tax	(43,447)	4,971,635	(33,281)	5,180,515

NET INVESTMENT INCOME	24,991,473	9,292,895	43,935,799	20,984,431

REALIZED AND UNREALIZED NET GAINS ON INVESTMENTS:
Net realized gains (losses):
Net realized gains (losses) from non-control/non-affiliate investments	(8,113,543)	23,879,988	(7,844,257)	24,443,591
Net realized gains (losses) from non-control affiliated company investments	230,470	—	320,470	47,283
Net realized gains (losses) from investments	(7,883,073)	23,879,988	(7,523,787)	24,490,874

Net unrealized gains (losses):
Net unrealized gains (losses) from non-control/non-affiliate investments	14,376,312	(16,480,203)	12,283,900	(12,494,673)
Net unrealized gains (losses) from non-control affiliated company investments	2,082,621	—	8,460,249	(2,444,918)
Net unrealized gains (losses) from investments	16,458,933	(16,480,203)	20,744,149	(14,939,591)

Net realized and unrealized gains (losses) from investments	8,575,860	7,399,785	13,220,362	9,551,283

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$33,567,333	$16,692,680	$57,156,161	$30,535,714

BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 4)	$0.49	$0.44	$0.93	$0.80

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 4)	68,806,785	38,089,889	61,375,116	38,039,574

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2007

				Initial					Percentage
Company {1}	Industry	Investment	Interest {21}	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		of Net Assets
Healthcare - Services
American Renal Associates, Inc.	Dialysis provider	Senior secured loan ($2,688,524 par due 12/2010)	8.61% (Libor+ 3.25%/Q)	12/14/05	$2,688,524	$2,688,524	$1.00	{3}
		Senior secured loan ($16,393 par due 12/2010)	10.00% (Base Rate + 1.75%/D)	12/14/05	16,393	16,393	$1.00	{3}
		Senior secured loan ($5,788,525 par due 12/2011)	8.61% (Libor + 3.25%/Q)	12/14/05	5,788,525	5,788,525	$1.00	{3}
		Senior secured loan ($39,344 par due 12/2011)	10.00% (Base Rate + 1.75%/D)	12/14/05	39,344	39,344	$1.00	{3}
		Senior secured loan ($393,741 par due 12/2011)	8.61% (Libor + 3.25%/Q)	12/14/05	393,741	393,741	$1.00
		Senior secured loan ($261,997 par due 12/2011)	8.61% (Libor + 3.25%/Q)	12/14/05	261,997	261,997	$1.00	{3}
		Senior secured loan ($3,937,406 par due 12/2011)	8.60% (Libor + 3.25% /Q)	12/14/05	3,937,406	3,937,406	$1.00
		Senior secured loan ($2,619,971 par due 12/2011)	8.60% (Libor + 3.25% /Q)	12/14/05	2,619,971	2,619,971	$1.00	{3}

Capella Healthcare, Inc.	Acute care hospital operator	Junior secured loan ($19,000,000 par due 11/2013)	10.86% (Libor + 5.50%/Q)	12/1/05	19,000,000	19,000,000	$1.00
		Junior secured loan ($30,000,000 par due 11/2013)	10.86% (Libor + 5.50%/Q)	12/1/05	30,000,000	30,000,000	$1.00	{2}

CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC {15}	Healthcare information management services	Senior secured revolving loan ($2,430,000 par due 3/2012)	12.25% (Base Rate + 4.00%/D)	6/15/07	2,430,000	2,430,000	$1.00
		Senior secured loan ($61,000,000 par due 3/2012)	12.25% (Base Rate + 4.00%/D)	6/15/07	61,000,000	61,000,000	$1.00
		Preferred Stock (6,000 shares)		6/15/07	6,000,000	6,000,000	$1,000.00	{5}
		Common Stock (9,679 shares)		6/15/07	4,000,000	4,000,000	$413.27	{5}

DSI Renal, Inc.	Dialysis provider	Senior subordinated note ($55,196,910 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/06	55,196,911	55,196,910	$1.00	{4}
		Senior subordinated note ($11,460,271 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/06	11,460,272	11,460,271	$1.00	{4} {3}
		Senior secured revolving loan ($3,200,000 par due 3/2013)	8.38% (Libor + 3.00%/Q)	4/4/06	3,200,000	3,200,000	$1.00
		Senior secured revolving loan ($960,000 par due 3/2013)	8.38% (Libor + 3.00%/Q)	4/4/06	960,000	960,000	$1.00
		Senior secured revolving loan ($2,400,000 par due 3/2013)	8.38% (Libor + 3.00%/Q)	4/4/06	2,400,000	2,400,000	$1.00
		Senior secured revolving loan ($1,600,000 par due 3/2013)	8.38% (Libor + 3.00%/Q)	4/4/06	1,600,000	1,600,000	$1.00
		Senior secured revolving loan ($1,440,000 par due 3/2013)	10.75% (Base Rate + 2.50%/D)	4/4/06	1,440,000	1,440,000	$1.00

MPBP Holdings, Inc., Cohr Holdings, Inc. and MPBP Acquisition Co., Inc.	Healthcare equipment services	Junior secured loan ($20,000,000 par due 1/2014)	11.61% (Libor + 6.25%/Q)	1/31/07	20,000,000	20,000,000	$1.00
		Junior secured loan ($12,000,000 par due 1/2014)	11.61% (Libor + 6.25%/Q)	1/31/07	12,000,000	12,000,000	$1.00	{3}
		Common stock (50,000 shares)		1/31/07	5,000,000	5,000,000	$100.00	{5}

MWD Acquisition Sub, Inc.	Dental services	Senior secured loan ($4,987,500 par due 5/2013)	8.61% (Libor + 3.25%/B)	5/3/07	4,987,500	4,987,500	$1.00
		Junior secured loan ($5,000,000 par due 5/2012)	11.61% (Libor + 6.25%/B)	5/3/07	5,000,000	5,000,000	$1.00

OnCURE Medical Corp.	Radiation oncology care provider	Senior subordinated note ($25,857,583 par due 8/2013)	11.00% Cash, 1.50% PIK	8/18/06	25,857,583	25,857,583	$1.00	{4}
		Senior secured loan ($696,690 par due 8/2008)	8.82% (Libor + 3.50%/Q)	8/23/06	696,690	696,690	$1.00
		Senior secured loan ($720,000 par due 8/2008)	10.25% (Base Rate + 2.00%D)	8/23/06	720,000	720,000	$1.00
		Senior secured loan ($3,259,375 par due 8/2011)	8.82% (Libor + 3.50%/S)	8/23/06	3,259,375	3,259,375	$1.00
		Common stock (857,143 shares)		8/18/06	3,000,000	3,000,000	$3.50	{5}

The Parker Group, Inc. {23}	Diversified healthcare services	Senior secured loan ($16,222,500 par due 3/2012)	12.32% (Libor + 7.00%/M)	3/1/07	15,750,000	15,750,000	$1.00
		Senior secured loan ($12,360,000 par due 3/2012)	12.32% (Libor + 7.00%/M)	3/1/07	12,000,000	12,000,000	$1.00	{3}

Triad Laboratory Alliance, LLC	Laboratory services	Senior subordinated note ($14,959,352 par due 12/2012)	12.00% cash, 1.75% PIK	12/21/05	14,959,352	14,959,352	$1.00	{4}
		Senior secured loan ($6,895,000 par due 12/2011)	8.61% (Libor + 3.25%/Q)	12/21/05	6,895,000	6,895,000	$1.00
		Senior secured loan ($2,955,000 par due 12/2011)	8.61% (Libor + 3.25%/Q)	12/21/05	2,955,000	2,955,000	$1.00	{3}
					347,513,585	347,513,583			31.70%

Printing, Publishing and Media
Canon Communications LLC	Print publications services	Junior secured loan ($7,525,000 par due 11/2011)	12.07% (Libor + 6.75%/M)	5/25/05	7,525,000	7,525,000	$1.00
		Junior secured loan ($4,250,000 par due 11/2011)	12.07% (Libor + 6.75%/M)	5/25/05	4,250,000	4,250,000	$1.00	{2}
		Junior secured loan ($12,000,000 par due 11/2011)	12.07% (Libor + 6.75%/M)	5/25/05	12,000,000	12,000,000	$1.00	{3}

Courtside Acquisition Corp.	Community newspaper publisher	Senior subordinated loan ($30,000,000 par due 6/2014)	15.00% PIK	6/29/07	30,000,000	30,000,000	$1.00	{4}

Daily Candy, Inc. {11}	Internet publication provider	Senior secured loan ($10,355,330 par due 5/2009)	10.38% (Libor + 5.00%/S)	5/25/06	10,917,986	10,355,330	$1.00
		Senior secured loan ($11,695,431 par due 5/2009)	10.38% (Libor + 5.00%/S)	5/25/06	12,330,901	11,695,431	$1.00	{3}
		Senior secured loan ($152,267 par due 5/2009)	10.38% (Libor + 5.00%/S)	5/25/06	160,540	152,267	$1.00
		Senior secured loan ($171,972 par due 5/2009)	10.38% (Libor + 5.00%/S)	5/25/06	181,316	171,972	$1.00	{3}
		Senior secured loan ($58,701 par due 5/2009)	10.36% (Libor + 5.00%/Q)	5/25/06	61,891	58,701	$1.00
		Senior secured loan ($66,299 par due 5/2009)	10.36% (Libor + 5.00%/Q)	5/25/06	69,901	66,299	$1.00	{3}
		Common stock (1,250,000 shares)		5/25/06	2,375,000	4,085,000	$3.27	{5}
		Warrants to purchase 1,381,578 shares		5/25/06	2,624,998	4,514,997	$3.27	{5}

National Print Group, Inc.	Printing management services	Senior secured revolving loan ($905,238 par due 3/2012)	10.75% (Base Rate + 2.50%/D)	3/2/06	905,238	905,238	$1.00
		Senior secured revolving loan ($684,783 par due 3/2012)	8.82% (Libor + 3.50%/M)	3/2/06	684,783	684,783	$1.00
		Senior secured loan ($5,147,283 par due 3/2012)	8.86% (Libor + 3.50%/Q)	3/2/06	5,147,283	5,147,283	$1.00	{3}
		Senior secured loan ($239,674 par due 3/2012)	10.75% (Base Rate + 2.50%/D)	3/2/06	239,674	239,674	$1.00	{3}
		Senior secured loan ($5,295,652 par due 3/2012)	8.86% (Libor + 3.50%/Q)	3/2/06	5,295,652	5,295,652	$1.00	{3}
		Senior secured loan ($2,319,368 par due 8/2012)	12.34% (Libor + 7.00%/B)	3/2/06	2,319,368	2,319,368	$1.00
		Senior secured loan ($419,763 par due 8/2012)	12.34% (Libor + 7.00%/B)	3/2/06	419,763	419,763	$1.00	{3}
		Senior secured loan ($1,932,806 par due 8/2012)	12.36% (Libor + 7.00%/Q)	3/2/06	1,932,806	1,932,806	$1.00
		Senior secured loan ($349,802 par due 8/2012)	12.36% (Libor + 7.00%/Q)	3/2/06	349,802	349,802	$1.00	{3}
		Preferred stock (9,344 shares)		3/2/06	2,000,000	2,000,000	$214.04	{5}

The Teaching Company, LLC and The Teaching Company Holdings, Inc. {22}	Education publications provider	Senior secured loan ($40,000,000 par due 9/2012)	10.50%	9/29/06	40,000,000	40,000,000	$1.00
		Preferred stock (29,969 shares)		9/29/06	2,996,921	2,996,921	$100.00	{5}
		Common stock (15,393 shares)		9/29/06	3,079	3,079	$0.20	{5}
					144,791,902	147,169,366			13.42%

Education
ELC Acquisition Corporation	Developer, manufacturer and retailer of educational products	Senior secured loan ($2,728,379 par due 11/2012)	9.13% (Libor + 3.75%/S)	11/30/06	2,728,379	2,728,379	$1.00
		Junior secured loan ($8,333,333 par due 11/2013)	12.36% (Libor + 7.00%/S)	11/30/06	8,333,333	8,333,333	$1.00	{3}
		Senior secured loan ($357,335 par due 11/2012)	9.13% (Libor + 3.75%/Q)	11/30/06	357,335	357,335	$1.00	{3}

Equinox EIC Partners LLC and MUA Management Company, LTD. {18} {19}	Medical school operator	Senior secured revolving loan ($4,000,000 par due 12/2012)	11.36% (Libor + 6.00%/Q)	4/3/07	4,000,000	4,000,000	$1.00
		Senior secured revolving loan ($4,738,503 par due 12/2012)	13.25% (Base Rate + 5.00%/D)	4/3/07	4,738,503	4,738,503	$1.00
		Senior secured loan ($7,500,000 par due 12/2012)	11.36% (Libor + 6.00%/Q)	4/3/07	7,500,000	7,500,000	$1.00	{3}
		Senior secured loan ($2,500,000 par due 12/2012)	11.36% (Libor + 6.00%/Q)	4/3/07	2,500,000	2,500,000	$1.00
		Preferred membership interest (22,222 shares)		4/3/07	4,444,400	4,444,400	$200.00	{5}
		Common membership interest (15,556 shares)		4/3/07	1,555,600	1,555,600	$100.00	{5}

Equinox SMU Partners LLC and SMU Acquisition Corp. {9} {19}	Medical school operator	Senior secured revolving loan ($3,482,342 par due 12/2010)	13.25% (Base Rate + 5.00%/D)	1/26/06	3,482,342	3,482,342	$1.00
		Senior secured revolving loan ($2,000,000 par due 12/2010)	11.33% (Libor + 6.00%/S)	1/26/06	2,000,000	2,000,000	$1.00
		Senior secured loan ($8,475,000 par due 12/2010)	11.36% (Libor + 6.00%/Q)	1/26/06	8,475,000	8,475,000	$1.00
		Senior secured loan ($500,000 par due 12/2010)	11.36% (Libor + 6.00%/Q)	1/26/06	500,000	500,000	$1.00
		Common stock (15,251 shares)		1/25/06	4,000,000	4,000,000	262.28	{5}

Instituto de Banca y Comercio, Inc. {19}	Private school operator	Senior secured revolving loan ($1,125,000 par due 3/2014)	8.32% (Libor + 3.00%/M)	3/15/07	1,125,000	1,125,000	$1.00
		Senior secured revolving loan ($2,625,000 par due 3/2014)	8.32% (Libor + 3.00%/M)	3/15/07	2,625,000	2,625,000	$1.00
		Senior secured revolving loan ($750,000 par due 3/2014)	8.34% (Libor + 3.00%/B)	3/15/07	750,000	750,000	$1.00
		Senior secured loan ($37,000,000 par due 3/2014)	10.34% (Libor + 5.00%/M)	3/15/07	37,000,000	37,000,000	$1.00
		Senior secured loan ($12,000,000 par due 3/2014)	10.34% (Libor + 5.00%/M)	3/15/07	12,000,000	12,000,000	$1.00	{3}

Lakeland Finance, LLC	Private school operator	Senior secured note ($18,000,000 par due 12/2012)	11.50%	12/13/05	18,000,000	18,000,000	$1.00
		Senior secured note ($15,000,000 par due 12/2012)	11.50%	12/13/05	15,000,000	15,000,000	$1.00	{2}
					141,114,892	141,114,893			12.87%

Financial
Abingdon Investments Limited {13} {19} {20}	Investment company	Ordinary shares (948,500 shares)		12/15/06	9,032,978	9,143,540	$9.64	{5}

Firstlight Financial Corporation {14} {20}	Investment company	Senior subordinated loan ($61,773,712 par due 12/2016)	10.00% PIK	12/31/06	61,773,712	61,773,712	$1.00	{4}
		Common stock (10,000 shares)		12/31/06	10,000,000	10,000,000	$1,000.00	{5}
		Common stock (30,000 shares)		12/31/06	30,000,000	30,000,000	$1,000.00	{5}

Imperial Capital Group, LLC {20}	Investment banking services	Membership units (7,710 shares)		5/10/07	14,997,159	14,997,159	$1,945.16	{5}
		Membership units (2,526 shares)		5/10/07	2,526	2,526	$1.00	{5}
		Membership units (315 units)		5/10/07	315	315	$1.00	{5}

Partnership Capital Growth Fund I, L.P. {20}	Investment partnership	Limited partnership interest (25% interest)		6/16/06	1,232,810	1,232,810		{5}
					127,039,499	127,150,061			11.60%

Retail
Apogee Retail, LLC	For-profit thrift retailer	Senior secured loan ($19,445,769 par due 3/2012)	10.58% (Libor + 5.25%/S)	3/27/07	19,445,769	19,445,769	$1.00
		Senior secured loan ($19,950,000 par due 3/2012)	10.58% (Libor + 5.25%/S)	3/27/07	19,950,000	19,950,000	$1.00	{2}
		Senior secured loan ($11,970,000 par due 3/2012)	10.58% (Libor + 5.25%/S)	3/27/07	11,970,000	11,970,000	$1.00	{3}

Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Senior subordinated note ($28,556,391 par due 8/2014)	10.00% cash, 2.00% PIK	8/8/06	28,556,391	28,556,391	$1.00	{2} {4}
		Common stock (1,170,182 shares)		8/8/06	4,500,000	4,500,000	$3.85	{5}

Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($2,388,000 par due 9/2012)	10.11% (Libor + 4.75%/M)	9/28/06	2,388,000	2,388,000	$1.00	{3}
		Senior secured loan ($2,388,000 par due 9/2012)	10.07% (Libor + 4.75%/M)	9/28/06	2,388,000	2,388,000	$1.00	{3}
		Senior secured loan ($2,795,792 par due 9/2012)	11.36% (Libor + 6.00%/Q)	9/28/06	2,795,792	2,795,792	$1.00	{2}
		Senior secured loan ($2,795,792 par due 9/2012)	11.36% (Libor + 6.00%/Q)	9/28/06	2,795,792	2,795,792	$1.00
		Senior secured loan ($1,437,836 par due 9/2012)	11.36% (Libor + 6.00%/Q)	9/28/06	1,437,836	1,437,836	$1.00	{3}
		Senior secured loan ($11,204,208 par due 9/2012)	11.32% (Libor + 6.00%/M)	9/28/06	11,204,208	11,204,208	$1.00	{2}
		Senior secured loan ($11,204,208 par due 9/2012)	11.32% (Libor + 6.00%/M)	9/28/06	11,204,208	11,204,208	$1.00
		Senior secured loan ($5,762,164 par due 9/2012)	11.32% (Libor + 6.00%/M)	9/28/06	5,762,164	5,762,164	$1.00	{3}
		Preferred stock (80 shares)		9/28/06	1,800,000	1,800,000	$22,500.00	{5}
		Common stock (800 shares)		9/28/06	200,000	200,000	$250.00	{5}
					126,398,160	126,398,160			11.53%

Services - Other
American Residential Services, LLC	Plumbing, heating and air-conditioning services	Junior secured loan ($10,041,666 par due 4/2015)	10.00% Cash, 2.00% PIK	4/17/07	10,041,666	10,041,666	$1.00	{4}

Diversified Collection Services, Inc.	Collections services	Senior secured loan ($5,126,932 par due 2/2011)	10.32% (Libor + 5.00%/M)	2/2/05	5,126,932	4,460,431	$0.87	{3}
		Senior secured loan ($1,742,026 par due 8/2011)	13.25% (Base rate + 5.00%/D)	2/2/05	1,742,026	1,358,781	$0.78	{2}
		Senior secured loan ($6,757,974 par due 8/2011)	13.25% (Base rate + 5.00%/D)	2/2/05	6,757,974	5,271,219	$0.78	{3}
		Preferred stock (14,927 shares)		5/18/06	169,123	—	$—	{5}
		Common stock (114,004 shares)		2/2/05	295,270	—	$—	{5}

GCA Services Group, Inc.	Custodial services	Senior secured loan ($8,000,000 par due 12/2011)	12.00%	12/15/06	8,000,000	8,000,000	$1.00
		Senior secured loan ($30,000,000 par due 12/2011)	12.00%	12/15/06	30,000,000	30,000,000	$1.00	{2}
		Senior secured loan ($12,000,000 par due 12/2011)	12.00%	12/15/06	12,000,000	12,000,000	$1.00	{3}

Growing Family, Inc. and GFH Holdings, LLC	Photography services	Senior secured revolving loan ($900,000 par due 8/2011)	9.75% (Base Rate + 1.50%/D)	3/16/07	900,000	900,000	$1.00
		Senior secured loan ($319,764 par due 8/2011)	8.86% (Libor + 3.50%/Q)	3/16/07	319,764	319,764	$1.00
		Senior secured loan ($8,405,236 par due 8/2011)	8.86% (Libor + 3.50%/Q)	3/16/07	8,405,236	8,405,236	$1.00	{3}
		Senior secured loan ($47,186 par due 8/2011)	8.86% (Libor + 3.50%/Q)	3/16/07	47,186	47,186	$1.00
		Senior secured loan ($1,240,314 par due 8/2011)	8.86% (Libor + 3.50%/Q)	3/16/07	1,240,314	1,240,314	$1.00	{3}
		Senior secured loan ($70,550 par due 8/2011)	8.85% (Libor + 3.50%/Q)	3/16/07	70,550	70,550	$1.00
		Senior secured loan ($1,854,450 par due 8/2011)	8.85% (Libor + 3.50%/Q)	3/16/07	1,854,450	1,854,450	$1.00	{3}
		Senior secured loan ($3,575,000 par due 8/2011)	11.36% (Libor + 6.00%/Q)	3/16/07	3,575,000	3,575,000	$1.00
		Senior secured loan ($16,000 par due 8/2011)	9.75% (Base Rate + 1.50%/D)	3/16/07	16,000	16,000	$1.00
		Common stock (552,430 shares)		3/16/07	872,286	872,286	$1.58	{5}

NPA Acquisition, LLC	Powersport vehicle auction operator	Senior secured loan ($4,466,667 par due 8/2012)	8.57% (Libor + 3.25%/M)	8/28/06	4,466,667	4,466,667	$1.00
		Senior secured loan ($50,000 par due 8/2012)	10.25% (Base Rate + 2.00%/D)	8/28/06	50,000	50,000	$1.00
		Junior secured loan ($2,000,000 par due 2/2013)	12.08% (Libor + 6.75%/S)	8/23/06	2,000,000	2,000,000	$1.00
		Junior secured loan ($12,000,000 par due 2/2013)	12.08% (Libor + 6.75%/S)	8/23/06	12,000,000	12,000,000	$1.00	{3}
		Common units (1,709 units)		8/23/06	1,000,000	1,000,000	$585.14	{5}
					110,950,444	107,949,549			9.85%

Consumer Products - Non-Durable
Badanco Enterprises, Inc.	Luggage manufacturer	Senior secured loan ($312,500 par due 1/2012)	11.50% (Base Rate + 3.25%/D)	1/24/07	312,500	312,500	$1.00	{3}
		Senior secured loan ($5,937,500 par due 1/2012)	9.86% (Libor + 4.50%/Q)	1/24/07	5,937,500	5,937,500	$1.00	{3}
		Senior secured loan ($5,312,500 par due 1/2012)	9.86% (Libor + 4.50%/Q)	1/24/07	5,312,500	5,312,500	$1.00	{3}

Innovative Brands, LLC	Consumer products and personal care manufacturer	Senior secured loan ($12,935,000 par due 9/2011)	11.13%	10/12/06	12,935,000	12,935,000	$1.00
		Senior secured loan ($11,940,000 par due 9/2011)	11.13%	10/12/06	11,940,000	11,940,000	$1.00	{3}

Making Memories Wholesale, Inc. {7}	Scrapbooking branded products manufacturer	Senior secured loan ($7,441,667 par due 3/2011)	9.88% (Libor + 4.50%/Q)	5/5/05	7,441,667	7,441,667	$1.00	{3}
		Senior subordinated loan ($10,320,959 par due 5/2012)	12.50% cash, 2.00% PIK	5/5/05	10,320,959	10,320,959	$1.00	{2} {4}
		Preferred stock (3,759 shares)		5/5/05	3,758,800	1,320,000	$351.16	{5}

Shoes for Crews, LLC	Safety footwear and slip-related mats	Senior secured loan ($1,120,241 par due 7/2010)	8.63% (Libor + 3.25%/S)	10/8/04	1,120,241	1,120,241	$1.00	{3}
		Senior secured loan ($74,683 par due 7/2010)	8.57% (Libor + 3.25%/S)	10/8/04	74,683	74,683	$1.00	{3}
		Senior secured loan ($61,104 par due 7/2010)	10.25% (Base Rate + 2.00%/D)	10/8/04	61,104	61,104	$1.00	{3}
		Senior secured revolving loan ($3,333,333 par due 7/2010)	10.25% (Base Rate + 2.00%/D)	6/16/06	3,333,333	3,333,333	$1.00

The Thymes, LLC {17}	Cosmetic products manufacturer	Preferred stock (6,925 shares)	8.00% PIK	6/21/07	6,980,400	6,980,400	$1,008.00	{4}

Wear Me Apparel, LLC	Clothing manufacturer	Senior subordinated notes ($22,556,875 par due 4/2013)	12.60% cash, 1.00% PIK	4/2/07	22,556,875	22,556,875	$1.00	{2} {4}
		Common stock (10,000 shares)		4/2/07	10,000,000	10,000,000	1,000.00	{5}
					102,085,562	99,646,762			9.09%

Restaurants
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($1,000,000 par due 11/2013)	10.25% (Base Rate + 2.00%/D)	11/27/06	1,000,000	1,000,000	$1.00
		Senior secured revolving loan ($1,236,726 par due 11/2013)	8.37% (Libor + 3.00%/S)	11/27/06	1,236,726	1,236,726	$1.00
		Senior secured loan ($19,705,339 par due 11/2012)	12.87% (Libor + 7.50%/S)	11/27/06	19,705,339	19,705,339	$1.00
		Senior secured loan ($995,000 par due 11/2012)	12.87% (Libor + 7.50%/S)	11/27/06	995,000	995,000	$1.00	{2}
		Senior secured loan ($14,124,661 par due 11/2012)	12.87% (Libor + 7.50%/S)	11/27/06	14,124,661	14,124,661	$1.00	{3}
		Promissory note ($10,205,556 par due 11/2016)	10.00% PIK	6/1/06	10,193,756	10,205,556	$1.00	{4} {5}
		Warrants to purchase 0.61 shares		6/1/06	—	—	$—	{5}

Encanto Restaurants, Inc. {19}	Restaurant owner and operator	Junior secured loan ($24,352,333 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/06	24,352,333	24,352,333	$1.00	{4}
		Junior secured loan ($1,014,681 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/06	1,014,681	1,014,681	$1.00	{3} {4}
					72,622,496	72,634,296			6.63%

Containers-Packaging
Captive Plastics, Inc.	Plastics container manufacturer	Junior secured loan ($15,500,000 par due 2/2012)	12.61% (Libor + 7.25%/Q)	12/19/05	15,500,000	15,500,000	$1.00
		Junior secured loan ($12,000,000 par due 2/2012)	12.61% (Libor + 7.25%/Q)	12/19/05	12,000,000	12,000,000	$1.00	{3}

Industrial Container Services, LLC {8}	Industrial container manufacturer, reconditioner and servicer	Senior secured loan ($9,900,000 par due 9/2011)	11.34% (Libor + 6.00%/S)	9/30/05	9,900,000	9,900,000	$1.00
		Senior secured loan ($13,181,953 par due 9/2011)	9.84% (Libor + 4.50%/S)	6/21/06	13,181,953	13,181,953	$1.00
		Senior secured loan ($994,937 par due 9/2011)	9.84% (Libor + 4.50%/S)	6/21/06	994,937	994,937	$1.00	{2}
		Senior secured loan ($14,123,383 par due 9/2011)	9.84% (Libor + 4.50%/Q)	6/21/06	14,123,383	14,123,383	$1.00	{3}
		Senior secured revolving loan ($1,239,130 par due 9/2011)	9.82% (Libor + 4.50%/M)	9/30/05	1,239,130	1,239,130	$1.00
		Senior secured revolving loan ($867,391 par due 9/2011)	11.25% (Base Rate + 3.00%/D)	9/30/05	867,391	867,391	$1.00
		Common stock (1,800,000 shares)		9/29/05	1,800,000	3,499,992	$1.94	{5}
					69,606,794	71,306,786			6.50%

Manufacturing
Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan ($5,650,664 par due 4/2010)	10.36% (Libor + 5.00%/Q)	3/28/05	5,650,664	5,616,000	$0.99	{3}

Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($10,294,259 par due 5/2011)	9.61% (Libor + 4.25%/Q)	5/16/06	10,294,259	10,294,259	$1.00	{3}
		Senior secured loan ($3,728,092 par due 5/2011)	11.36% (Libor + 6.00%/Q)	5/16/06	3,728,092	3,728,092	$1.00
		Senior secured loan ($1,522,742 par due 5/2011)	11.36% (Libor + 6.00%/Q)	5/16/06	1,522,742	1,522,742	$1.00	{3}
		Senior secured loan ($4,354,846 par due 5/2011)	13.00% cash, 3.00% PIK	5/16/06	4,354,846	4,354,846	$1.00	{4}

Saw Mill PCG Partners LLC	Precision components manufacturer	Common units (1,000 units)		2/2/07	1,000,000	1,000,000	1,000.00	{5}

Qualitor, Inc.	Automotive aftermarket components supplier	Senior secured loan ($1,950,000 par due 12/2011)	9.61% (Libor + 4.25%/Q)	12/29/04	1,950,000	1,950,000	$1.00	{3}
		Junior secured loan ($5,000,000 par due 6/2012)	12.61% (Libor + 7.25%/Q)	12/29/04	5,000,000	5,000,000	$1.00	{3}

Professional Paint, Inc.	Paint manufacturer	Junior secured loan ($1,000,000 par due 5/2013)	11.63% (Libor + 6.25%/M)	5/25/06	1,000,000	1,000,000	$1.00	{3}

Reflexite Corporation {10}	Developer and manufacturer of high-visibility reflective products	Common stock (1,729,627 shares)		3/28/06	25,682,891	32,862,913	$19.00	{5}

Universal Trailer Corporation {6}	Livestock and specialty trailer manufacturer	Common stock (50,000 shares)		10/8/04	6,424,645	1,331,814	$59.97	{5}
		Warrants to purchase 22,208 shares		10/8/04	1,505,776	2,998,500	$59.97	{5}

Varel Holdings, Inc.	Drill bit manufacturer	Common stock (30,451 shares)		5/18/05	3,045	1,011,569	$33.22	{5}
					68,116,960	72,670,734			6.63%
Environmental Services
AWTP, LLC	Water treatment services	Junior secured loan ($1,600,000 par due 12/2012)	13.86% (Libor + 8.50%/Q)	12/23/05	1,600,000	1,600,000	$1.00
		Junior secured loan ($12,000,000 par due 12/2012)	13.86% (Libor + 8.50%/Q)	12/23/05	12,000,000	12,000,000	$1.00	{3}

Mactec, Inc.	Engineering and environmental services	Common stock (16 shares)		11/3/04	—	334	$20.78	{5}
		Common stock (5,556 shares)		11/3/04	—	115,444	$20.78	{5}

Waste Pro USA, Inc.	Waste management services	Senior subordinated loan ($25,000,000 par due 11/2013)	11.50%	11/9/06	25,000,000	25,000,000	$1.00	{2}
		Preferred stock (15,000 shares)	10.00% PIK	11/9/06	15,000,000	15,000,000	$1,000.00	{4}
		Warrants to purchase 882,671 shares		11/9/06	—	1,900,037	$2.15	{5}

Wastequip, Inc.	Waste management equipment manufacturer	Senior subordinated loan ($12,500,000 par due 2/2015)	12.00%	2/5/07	12,500,000	12,500,000	$1.00
		Common stock (13,889 shares)		2/2/07	1,388,889	1,388,889	$100.00	{5}
					67,488,889	69,504,704			6.34%

Business Services
Investor Group Services, LLC {16}	Financial services	Senior secured loan ($1,500,000 par due 6/2011)	12.00%	6/22/06	1,500,000	1,500,000	$1.00	{3}
		Limited liability company membership interest (10.00% interest)		6/22/06	—	—		{5}

Miller Heiman, Inc.	Sales consulting services	Senior secured loan ($2,802,917 par due 6/2010)	8.57% (Libor + 3.25%/M)	6/20/05	2,802,917	2,802,917	$1.00	{3}
		Senior secured loan ($3,997,197 par due 6/2012)	9.10% (Libor + 3.75%/Q)	6/20/05	3,997,197	3,997,197	$1.00	{3}

MR Processing Holding Corp.	Bankruptcy and foreclosure processing services	Senior subordinated note ($29,226,379 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/07	29,226,379	29,226,379	$1.00	{2} {4}
		Preferred stock (30,000 shares)		4/11/06	3,000,000	3,000,000	$100.00	{5}

Primis Marketing Group, Inc. and Primis Holdings, LLC {12}	Database marketing services	Senior subordinated note ($10,212,604 par due 2/2013)	11.00% Cash, 2.50% PIK	8/24/06	10,212,604	10,212,604	$1.00	{2} {4}
		Preferred units (4,000 units)		8/24/06	3,600,000	3,600,000	$900.00	{5}
		Common units (4,000,000 units)		8/24/06	400,000	400,000	$0.10	{5}

R2 Acquisition Corp.	Advertising agency	Senior secured loan ($2,000,000 par due 5/2013)	9.86% (Libor +4.50%/Q)	5/29/07	2,000,000	2,000,000	$1.00
		Common stock (250,000 shares)		5/29/07	250,000	250,000	$1.00	{5}

Summit Business Media, LLC	Business media consulting services	Junior secured loan ($10,200,000 par due 11/2013)	12.32% (Libor + 7.00%/M)	12/18/06	10,000,000	10,200,000	$1.02	{3}
					66,989,097	67,189,097			6.13%

Beverage, Food and Tobacco
Best Brands Corporation	Baked goods manufacturer	Junior secured loan ($26,170,754 par due 6/2013)	11.82% (Libor + 6.50%/M)	12/14/06	26,170,754	26,170,754	$1.00	{2}
		Junior secured loan ($11,744,367.65 par due 6/2013)	11.82% (Libor + 6.50%/M)	12/14/06	11,744,368	11,744,368	$1.00	{3}

Charter Baking Company, Inc.	Baked goods manufacturer	Preferred stock (6,258 shares)		9/1/06	2,500,000	2,500,000	$399.49	{5}

Farley’s & Sathers Candy Company, Inc.	Branded candy manufacturer	Junior secured loan ($10,000,000 par due 3/2011)	11.38% (Libor + 6.00%/S)	3/23/06	10,000,000	10,000,000	$1.00	{3}
					50,415,122	50,415,122			4.60%

Computers and Electronics
RedPrairie Corporation	Software manufacturer	Junior secured loan ($6,500,000 par due 1/2013)	11.86% (Libor + 6.50%/Q)	7/13/06	6,500,000	6,500,000	$1.00
		Junior secured loan ($12,000,000 par due 1/2013)	11.86% (Libor + 6.50%/Q)	7/13/06	12,000,000	12,000,000	$1.00	{3}

X-rite, Incorporated	Artwork software manufacturer	Junior secured loan ($10,000,000 par due 7/2013)	10.36% (Libor + 5.00%/Q)	7/6/06	10,000,000	10,000,000	$1.00	{3}
					28,500,000	28,500,000			2.60%

Aerospace & Defense
ILC Industries, Inc.	Industrial products provider	Junior secured loan ($12,000,000 par due 8/2012)	11.50%	6/27/06	12,000,000	12,000,000	$1.00	{3}
		Junior secured loan ($3,000,000 par due 8/2012)	11.50%	6/27/06	3,000,000	3,000,000	$1.00

Thermal Solutions LLC and TSI Group, Inc.	Thermal management and electronics packaging manufacturer	Senior secured loan ($3,217,500 par due 3/2012)	9.61% (Libor + 4.25%/Q)	3/28/05	3,217,500	3,217,500	$1.00	{3}
		Senior secured loan ($1,565,789 par due 3/2011)	9.11% (Libor + 3.75%/Q)	3/28/05	1,565,789	1,565,789	$1.00	{3}
		Senior subordinated notes ($3,205,955 par due 9/2012)	11.50% cash, 2.75% PIK	3/28/05	3,205,955	3,190,956	$1.00	{2} {4}
		Senior subordinated notes ($2,580,889 par due 3/2013)	11.50% cash, 2.50% PIK	3/21/06	2,580,889	2,580,889	$1.00	{2} {4}
		Preferred stock (53,900 shares)		3/28/05	539,000	539,000	$10.00	{5}
		Common stock (1,100,000 shares)		3/28/05	11,000	11,000	$0.01	{5}
					26,120,133	26,105,134			2.38%

Broadcasting and Cable
Pappas Telecasting Incorporated	Television broadcasting	Senior secured loan ($7,098,705 par due 2/2010)	15.17% (Libor + 4.79% cash, 5.00% PIK/Q)	3/1/06	8,029,106	7,908,705	$0.99	{4}
		Senior secured loan ($11,378,145 par due 2/2010)	15.17% (Libor + 4.79% cash, 5.00% PIK/Q)	3/1/06	11,551,364	11,378,145	$0.99	{4} {3}
		Senior secured loan ($613,133 par due 2/2010)	15.17% (Libor + 4.79% cash, 5.00% PIK/Q)	3/1/06	622,467	613,133	$0.99	{4}
		Senior secured loan ($882,105 par due 2/2010)	15.17% (Libor + 4.79% cash, 5.00% PIK/Q)	3/1/06	895,534	882,105	$0.99	{4} {3}
					21,098,471	20,782,088			1.90%

Cargo Transport
The Kenan Advantage Group, Inc.	Fuel transportation provider	Senior subordinated notes ($9,359,807 par due 12/2013)	9.50% cash, 3.50% PIK	12/15/05	9,359,807	9,359,807	$1.00	{2} {4}
		Senior secured loan ($2,462,517 par due 12/2011)	8.11% (Libor + 2.75%/Q)	12/15/05	2,462,517	2,462,517	$1.00	{3}
		Preferred stock (10,984 shares)		12/15/05	1,098,400	1,098,400	$100.00	{5}
		Common stock (30,575 shares)		12/15/05	30,575	30,575	$1.00	{5}
					12,951,299	12,951,299			1.18%

Farming and Agriculture
The GSI Group, Inc.	Agricultural equipment manufacturer	Senior notes ($11,900,000 par due 5/2013)	12.00%	5/11/05	10,000,000	11,600,000	$1.16	{3}
		Common stock (7,500 shares)		5/12/05	750,000	4,749,975	$633.33	{5}
					10,750,000	16,349,975			1.49%

Housing - Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,751,151 par due 3/2011)	13.00% cash, 2.00% PIK	10/8/04	8,741,514	8,751,151	$1.00	{2} {4}
		Common stock (2,743 shares)		10/8/04	752,888	752,888	$274.48	{5}
		Warrants to purchase (4,464 shares)		10/8/04	652,503	652,503	$146.17	{5}
					10,146,905	10,156,542			0.93%

Consumer Products - Durable
Berkline/Benchcraft Holdings LLC	Furniture manufacturer and distributor	Promissory note ($1,000,000 par due 11/2012)		5/9/07	505,088	505,090	$0.10	{5}
					505,088	505,090			0.05%
Total					$1,605,205,297	$1,616,013,242

{1} Other than our investment in The Thymes, LLC, we do not “Control” any of our portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”).  In general, under the 1940 Act, we would “Control” a portfolio company if we owned 25% or more of its voting securities.  All of our portfolio company investments are subject to legal restriction on sales which as of June 30, 2007 represented 146% of the Company’s net assets.

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

{5} Non-income producing at June 30, 2007.

{6} As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the six months ended June 30, 2007, for this portfolio company there was unrealized depreciation of ($3,612,566).

{7} As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the six months ended June 30, 2007, for this portfolio company there were total redemptions of $316,667 (cost), interest income of $1,132,951 and other income of $421.

{8} As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the six months ended June 30, 2007, for this portfolio company there were total purchases of $3,676,087, redemptions of $7,215,761 (cost), interest income of $1,985,966, other income of $71,942 and net unrealized appreciation of $1,699,992.

{9} As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the six months ended June 30, 2007, for this portfolio company there were total purchases of $17,250,000, redemptions of $20,200,000 (cost), interest income of $787,897 and other income of $10,756.

{10} As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the six months ended June 30, 2007, there were total redemptions of $10,682,338, interest income of $451,518, net realized gains of $320,470 and net unrealized appreciation of $7,410,493.

{11} As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the six months ended June 30, 2007, there were total redemptions of $2,374,999 (cost), interest income of $1,555,754 and net unrealized appreciation of $3,303,790.

{12} As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the six months ended June 30, 2007, there was total interest income of $518,920.

{13} As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the six months ended June 30, 2007, there was total dividend income of $502,705 and unrealized depreciation of ($341,460).

{14} As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the six months ended June 30, 2007, there were total purchases of $40,000,000, interest income of $1,756,792, capital structuring service fees of $37,500 and other income of $375,000.

{15} As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the six months ended June 30, 2007, there were total purchases of $135,930,000, sales of $62,500,000, capital structuring service fees of $2,597,500, interest income of $537,809 and other income of $68,021.

{16} As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the six months ended June 30, 2007, there were total purchases of $150,000, redemptions of $650,000, interest income of $157,576 and other income of $18,626.

{17} As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  In addition, as defined in the 1940 Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities.  For the six months ended June 30, 2007, there were total purchases of $6,925,000, capital structuring service fees of $165,000 and interest income of $55,400.

{18} As defined in the 1940 Act, we are an “Affiliate” of this portfolio company because we own more than 5% of the portfolio company’s outstanding voting securities.  For the six months ended June 30, 2007, there were total purchases of $30,488,503, capital structuring service fees of $627,000, interest income of $530,947 and other income of $6,857.

{19} Non-U.S. company or principal place of business outside the U.S.

{20} Non-registered investment company.

{21} A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either Libor or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D).  For each such loan, we have provided the current interest rate in effect at June 30, 2007.

{22} In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.50% on $24,166,667 aggregate principal amount of the portfolio company’s senior term debt previously syndicated by us.

{23} In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 3.75% on $12,000,000 aggregate principal amount of the portfolio company’s senior term debt previously syndicated by us.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2006

Company {1}	Industry	Investment	Interest {17}	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Healthcare - Services
American Renal Associates, Inc.	Dialysis provider	Senior secured loan ($2,688,524 par due 12/2010)	9.37% (Libor+ 4.00%/S)	12/14/05	$2,688,524	$2,688,524	$1.00	{3}
		Senior secured loan ($377,049 par due 12/2010)	10.75% (Base Rate + 2.50%/D)	12/14/05	377,049	377,049	$1.00	{3}
		Senior secured loan ($5,803,279 par due 12/2011)	9.87% (Libor + 4.50%/S)	12/14/05	5,803,279	5,803,279	$1.00	{3}
		Senior secured loan ($54,098 par due 12/2011)	11.25% (Base Rate + 3.00%/D)	12/14/05	54,098	54,098	$1.00	{3}
		Senior secured loan ($393,741 par due 12/2011)	12.37% (Libor + 7.00%/S)	12/14/05	393,741	393,741	$1.00
		Senior secured loan ($261,997 par due 12/2011)	12.37 (Libor + 7.00%/S)	12/14/05	261,997	261,997	$1.00	{3}
		Senior secured loan ($3,937,406 par due 12/2011)	12.37% (Libor + 7.00% /Q)	12/14/05	3,937,406	3,937,406	$1.00
		Senior secured loan ($2,619,971 par due 12/2011)	12.37% (Libor + 7.00% /Q)	12/14/05	2,619,971	2,619,971	$1.00	{3}

Capella Healthcare, Inc.	Acute care hospital operator	Junior secured loan ($31,000,000 par due 11/2013)	11.36% (Libor + 6.00%/Q)	12/1/05	31,000,000	31,000,000	$1.00

DSI Renal, Inc.	Dialysis provider	Senior subordinated note ($60,940,868 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/06	60,940,868	60,940,868	$1.00	{4}
		Senior subordinated note ($5,050,125 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/06	5,050,125	5,050,125	$1.00	{4} {3}
		Senior secured revolving loan ($4,000,000 par due 3/2013)	8.38% (Libor + 3.00%/Q)	4/4/06	4,000,000	4,000,000	$1.00
		Senior secured revolving loan ($960,000 par due 3/2013)	8.38% (Libor + 3.00%/Q)	4/4/06	960,000	960,000	$1.00
		Senior secured revolving loan ($1,600,000 par due 3/2013)	8.38% (Libor + 3.00%/Q)	4/4/06	1,600,000	1,600,000	$1.00
		Senior secured revolving loan ($1,600,000 par due 3/2013)	8.38% (Libor + 3.00%/Q)	4/4/06	1,600,000	1,600,000	$1.00
		Senior secured revolving loan ($2,096,000 par due 3/2013)	10.75% (Base Rate + 2.50%/D)	4/4/06	2,096,000	2,096,000	$1.00

OnCURE Medical Corp.	Radiation oncology care provider	Senior subordinated note ($23,318,089 par due 8/2013)	11.00% cash, 1.50% PIK	8/18/06	23,318,089	23,318,089	$1.00	{4}
		Senior secured loan ($3,403,750 par due 8/2011)	8.94% (Libor + 3.50%/S)	8/23/06	3,403,750	3,403,750	$1.00
		Common stock (857,143 shares)		8/18/06	3,000,000	3,000,000	$3.50	{5}

Triad Laboratory Alliance, LLC	Laboratory services	Senior subordinated note ($14,829,356 par due 12/2012)	12.00% cash, 1.75% PIK	12/21/05	14,829,356	14,829,355	$1.00	{4}
		Senior secured loan ($6,930,000 par due 12/2011)	8.61% (Libor + 3.25%/Q)	12/21/05	6,930,000	6,930,000	$1.00
		Senior secured loan ($2,970,000 par due 12/2011)	8.61% (Libor + 3.25%/Q)	12/21/05	2,970,000	2,970,000	$1.00	{3}
					177,834,253	177,834,252			22.53%

Printing, Publishing and Media
Canon Communications LLC	Print publications services	Junior secured loan ($7,525,000 par due 11/2011)	12.10% (Libor + 6.75%/M)	5/25/05	7,525,000	7,525,000	$1.00
		Junior secured loan ($4,250,000 par due 11/2011)	12.10% (Libor + 6.75%/M)	5/25/05	4,250,000	4,250,000	$1.00	{2}
		Junior secured loan ($12,000,000 par due 11/2011)	12.10% (Libor + 6.75%/M)	5/25/05	12,000,000	12,000,000	$1.00	{3}

Daily Candy, Inc. {11} {19}	Internet publication provider	Senior secured loan ($12,422,111 par due 5/2009)	10.36% (Libor + 5.00%/S)	5/25/06	12,744,556	12,422,111	$1.00
		Senior secured loan ($11,577,889 par due 5/2009)	10.36% (Libor + 5.00%/S)	5/25/06	11,878,414	11,577,889	$1.00	{3}
		Senior secured loan ($388,191 par due 5/2009)	10.36% (Libor + 5.00%/Q)	5/25/06	398,267	388,191	$1.00
		Senior secured loan ($361,809 par due 5/2009)	10.36% (Libor + 5.00%Q)	5/25/06	371,200	361,809	$1.00	{3}
		Senior secured loan ($64,698 par due 5/2009)	12.25% (Base Rate + 4.00%/D)	5/25/06	66,378	64,698	$1.00
		Senior secured loan ($60,302 par due 5/2009)	12.25% (Base Rate + 4.00%/D)	5/25/06	61,867	60,302	$1.00	{3}
		Common stock (1,250,000 shares)		5/25/06	2,375,000	2,375,000	$1.90	{5}
		Warrants to purchase 1,381,578 shares		5/25/06	2,624,998	2,624,998	$1.90	{5}

National Print Group, Inc.	Printing management services	Senior secured revolving loan ($2,336,173 par due 3/2012)	10.75% (Base Rate + 2.50%/D)	3/2/06	2,336,173	2,336,173	$1.00
		Senior secured loan ($5,295,652 par due 3/2012)	8.86% (Libor + 3.50%/Q)	3/2/06	5,295,652	5,295,652	$1.00	{3}
		Senior secured loan ($273,913 par due 3/2012)	10.75% (Base Rate + 2.50%/D)	3/2/06	273,913	273,913	$1.00	{3}
		Senior secured loan ($5,295,652 par due 3/2012)	8.85% (Libor + 3.50%/B)	3/2/06	5,295,652	5,295,652	$1.00	{3}
		Senior secured loan ($2,319,368 par due 8/2012)	12.37% (Libor + 7.00%/Q)	3/2/06	2,319,368	2,319,368	$1.00
		Senior secured loan ($419,763 par due 8/2012)	12.37% (Libor + 7.00%/Q)	3/2/06	419,763	419,763	$1.00	{3}
		Senior secured loan ($1,932,806 par due 8/2012)	12.38% (Libor + 7.00%/Q)	3/2/06	1,932,806	1,932,806	$1.00
		Senior secured loan ($349,802 par due 8/2012)	12.38% (Libor + 7.00%/Q)	3/2/06	349,802	349,802	$1.00	{3}
		Preferred stock (9,344 shares)		3/2/06	2,000,000	2,000,000	$214.04	{5}

The Teaching Company, LLC and	Education publications provider	Senior secured loan ($28,000,000 par due 9/2012)	10.50%	9/29/06	28,000,000	28,000,000	$1.00
The Teaching Company Holdings, Inc. {18}		Senior secured loan ($12,000,000 par due 9/2012)	10.50%	9/29/06	12,000,000	12,000,000	$1.00	{3}
		Preferred stock (29,969 shares)		9/29/06	2,996,921	2,996,921	$100.00	{5}
		Common stock (15,393 shares)		9/29/06	3,079	3,079	$1.00	{5}
					117,518,809	116,873,127			14.80%

Manufacturing
Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan ($6,000,000 par due 4/2010)	10.36% (Libor + 5.00%/Q)	3/28/05	6,038,283	6,000,000	$1.00	{3}

Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($10,421,053 par due 5/2011)	9.60% (Libor + 4.25%/B)	5/22/06	10,421,053	10,421,053	$1.00	{3}
		Senior secured loan ($3,736,842 par due 5/2011)	11.35% (Libor + 6.00%/M)	5/22/06	3,736,842	3,736,842	$1.00
		Senior secured loan ($1,526,316 par due 5/2011)	11.35% (Libor + 6.00%/M)	5/22/06	1,526,316	1,526,316	$1.00	{3}
		Senior secured loan ($4,210,526 par due 5/2011)	13.00%	5/22/06	4,210,526	4,210,526	$1.00

Qualitor, Inc.	Automotive aftermarket components supplier	Senior secured loan ($1,960,000 par due 12/2011)	9.61% (Libor + 4.25%/Q)	12/29/04	1,960,000	1,960,000	$1.00	{3}
		Junior secured loan ($5,000,000 par due 6/2012)	12.61% (Libor + 7.25%/Q)	12/29/04	5,000,000	5,000,000	$1.00	{3}

Professional Paint, Inc.	Paint manufacturer	Junior secured loan ($4,500,000 par due 5/2013)	11.13% (Libor + 5.75%/S)	5/25/06	4,500,000	4,500,000	$1.00
		Junior secured loan ($12,000,000 par due 5/2013)	11.13% (Libor + 5.75%/S)	5/25/06	12,000,000	12,000,000	$1.00	{3}

Reflexite Corporation {10} {19}	Developer and manufacturer of high visibility reflective products	Senior subordinated loan ($10,616,954 par due 12/2011)	11.00% cash, 3.00% PIK	12/30/04	10,616,954	10,616,954	$1.00	{2} {4}
		Common Stock (1,729,627 shares)		3/28/06	25,682,891	25,682,891	$14.85	{5}

Universal Trailer Corporation {6} {19}	Livestock and specialty trailer manufacturer	Common stock (50,000 shares)		10/8/04	6,424,645	5,500,000	$110.00	{5}
		Warrants to purchase 22,208 shares		10/8/04	1,505,776	2,442,880	$110.00	{5}

Varel Holdings, Inc.	Drill bit manufacturer	Common stock (30,451 shares)		5/18/05	3,045	1,011,569	$33.22	{5}
					93,626,331	94,609,031			11.98%

Services - Other
American Residential Services, LLC	Plumbing, heating and air-conditioning services	Senior subordinated note ($8,767,425 par due 9/2013)	12.00% Cash, 3.00% PIK	11/9/06	8,767,425	8,767,425	$1.00	{4}

Diversified Collection Services, Inc.	Collections services	Senior secured loan ($5,242,026 par due 2/2011)	9.60% (Libor + 4.25%/M)	2/2/05	5,242,026	5,242,026	$1.00	{3}
		Senior secured loan ($1,742,026 par due 8/2011)	11.35% (Libor + 6.00%/M)	2/2/05	1,742,026	1,742,026	$1.00	{2}
		Senior secured loan ($6,757,974 par due 8/2011)	11.35% (Libor + 6.00%/M)	2/2/05	6,757,974	6,757,974	$1.00	{3}
		Preferred stock (14,927 shares)		5/18/06	169,123	169,123	$11.33	{5}
		Common stock (114,004 shares)		2/2/05	295,270	295,270	$2.59	{5}

GCA Services Group, Inc.	Custodial services	Senior secured loan ($50,000,000 par due 12/2011)	12.00%	12/15/06	50,000,000	50,000,000	$1.00	{4}

NPA Acquisition, LLC	Powersport vehicle auction operator	Senior secured loan ($4,533,333 par due 8/2012)	8.57% (Libor + 3.25%/S)	8/28/06	4,533,333	4,533,333	$1.00
		Senior secured loan ($400,000 par due 8/2012)	8.60% (Libor + 3.25%/Q)	8/28/06	400,000	400,000	$1.00
		Senior secured loan ($66,667 par due 8/2012)	10.25% (Base Rate + 2.00%/D)	8/28/06	66,667	66,667	$1.00
		Junior secured loan ($2,000,000 par due 2/2013)	12.11% (Libor + 6.75%/Q)	8/23/06	2,000,000	2,000,000	$1.00
		Junior secured loan ($12,000,000 par due 2/2013)	12.11% (Libor + 6.75%/Q)	8/23/06	12,000,000	12,000,000	$1.00	{3}
		Common units (1,709 units)		8/23/06	1,000,000	1,000,000	$585.14	{5}
					92,973,844	92,973,844			11.78%

Containers-Packaging
Captive Plastics, Inc.	Plastics container manufacturer	Junior secured loan ($15,500,000 par due 2/2012)	12.63% (Libor + 7.25%/Q)	12/19/05	15,500,000	15,500,000	$1.00
		Junior secured loan ($12,000,000 par due 2/2012)	12.63% (Libor + 7.25%/Q)	12/19/05	12,000,000	12,000,000	$1.00	{3}

Industrial Container Services, LLC {8} {19}	Industrial container manufacturer, reconditioner and servicer	Senior secured loan ($11,939,547 par due 9/2011)	11.94% (Libor + 6.50%/S)	9/30/05	11,939,547	11,939,547	$1.00	{3}
		Senior secured loan ($16,504,747 par due 9/2011)	11.94% (Libor + 6.50%/S)	6/21/06	16,504,747	16,504,747	$1.00
		Senior secured loan ($9,950,000 par due 9/2011)	11.94% (Libor + 6.50.%/S)	9/30/05	9,950,000	9,950,000	$1.00
		Senior secured revolving loan ($4,130,435 par due 9/2011)	9.88% (Libor + 4.50%/Q)	9/30/05	4,130,435	4,130,435	$1.00
		Senior secured revolving loan ($1,239,130 par due 9/2011)	11.25% (Base Rate + 3.00%/D)	9/30/05	1,239,130	1,239,130	$1.00
		Common stock (1,800,000 shares)		9/29/05	1,800,000	1,800,000	$1.00	{5}

LabelCorp Holdings, Inc.	Consumer product labels manufacturer	Senior subordinated notes ($9,320,235 par due 9/2012)	12.00% cash, 3.00% PIK	3/16/06	9,320,235	9,320,235	$1.00	{4}
					82,384,094	82,384,094			10.44%

Restaurants
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($4,236,726 par due 11/2013)	10.25% (Base Rate + 2.00%/D)	11/27/06	4,236,726	4,236,726	$1.00
		Senior secured loan ($4,937,500 par due 11/2013)	10.25% (Base Rate + 2.00%/D)	11/27/06	4,937,500	4,937,500	$1.00
		Senior secured loan ($23,060,000 par due 11/2012)	14.75% (Base Rate + 6.50%/D)	11/27/06	23,060,000	23,060,000	$1.00
		Senior secured loan ($11,940,000 par due 11/2012)	14.75% (Base Rate + 6.50%/D)	11/27/06	11,940,000	11,940,000	$1.00	{3}
		Warrants to purchase 9,500,000 units		6/1/06	9,488,200	9,500,000	$1.00	{5}

Encanto Restaurants, Inc. {15}	Restaurant owner and operator	Junior secured loan ($13,170,625 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/06	13,170,625	13,170,625	$1.00	{4}
		Junior secured loan ($12,157,500 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/06	12,157,500	12,157,500	$1.00	{3} {4}
					78,990,551	79,002,351			10.01%

Retail
Savers, Inc and SAI Acquisition Corporation	For-profit thrift retailer	Senior subordinated note ($28,220,888 par due 8/2014)	10.00% cash, 2.00% PIK	8/8/06	28,220,888	28,220,888	$1.00	{4}
		Common stock (1,170,182 shares)		8/8/06	4,500,000	4,500,000	$3.85	{5}

Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($4,800,000 par due 9/2012)	10.10% (Libor + 4.75%/M)	9/28/06	4,800,000	4,800,000	$1.00	{3}
		Senior secured loan ($28,000,000 par due 9/2012)	11.35% (Libor + 6.00%/M)	9/28/06	28,000,000	28,000,000	$1.00
		Senior secured loan ($7,200,000 par due 9/2012)	11.35% (Libor + 6.00%/M)	9/28/06	7,200,000	7,200,000	$1.00	{3}
		Preferred stock (80 shares)		9/28/06	1,800,000	1,800,000	$22,500.00	{5}
		Common stock (800 shares)		9/28/06	200,000	200,000	$250.00	{5}
					74,720,888	74,720,888			9.47%

Consumer Products - Non-Durable
AWTP, LLC	Water treatment services	Junior secured loan ($1,600,000 par due 12/2012)	12.86% (Libor + 7.50%/Q)	12/21/05	1,600,000	1,600,000	$1.00
		Junior secured loan ($12,000,000 par due 12/2012)	12.86% (Libor + 7.50%/Q)	12/21/05	12,000,000	12,000,000	$1.00	{3}

Making Memories Wholesale, Inc. {7} {19}	Scrapbooking branded products manufacturer	Senior secured loan ($7,758,333 par due 3/2011)	9.88% (Libor + 4.50%/Q)	5/5/05	7,758,333	7,758,333	$1.00	{3}
		Senior subordinated loan ($10,204,325 par due 5/2012)	12.50% cash, 2.00% PIK	5/5/05	10,204,325	10,204,325	$1.00	{4}
		Preferred stock (3,759 shares)		5/5/05	3,758,800	1,320,000	$351.16	{5}

Shoes for Crews, LLC	Safety footwear and slip-related mats	Senior secured loan ($1,248,680 par due 7/2010)	8.61% (Libor + 3.25%/S)	10/8/04	1,256,027	1,256,027	$1.01	{3}
		Senior secured loan ($60,747 par due 7/2010)	8.61% (Libor + 3.25%/Q)	10/8/04	61,104	61,104	$1.01	{3}
		Senior secured loan ($60,747 par due 7/2010)	10.25% (Base Rate + 2.00%/D)	10/8/04	61,104	61,104	$1.01	{3}
		Senior secured revolving loan ($3,333,333 par due 7/2010)	10.25% (Base Rate + 2.00%/D)	6/16/06	3,333,333	3,333,333	$1.00

Tumi Holdings, Inc.	Branded luggage designer, marketer and distributor	Senior secured loan ($2,500,000 par due 12/2012)	8.11% (Libor + 2.75%/Q)	5/24/05	2,500,000	2,500,000	$1.00	{3}
		Senior secured loan ($5,000,000 par due 12/2013)	8.61% (Libor + 3.25%/Q)	3/14/05	5,000,000	5,000,000	$1.00	{3}
		Senior subordinated loan ($13,682,839 par due 12/2014)	16.36% (Libor + 6.00% cash, 5.00% PIK/Q)	3/14/05	13,682,839	13,682,839	$1.00	{2} {4}

UCG Paper Crafts, Inc.	Scrapbooking materials manufacturer	Senior secured loan ($1,985,000 par due 2/2013)	8.60% (Libor + 3.25%/M)	2/23/06	1,985,000	1,985,000	$1.00	{3}
		Junior secured loan ($2,952,625 par due 2/2013)	12.85% (Libor + 7.50%/M)	2/23/06	2,952,625	2,952,625	$1.00
		Junior secured loan ($9,949,875 par due 2/2013)	12.85% (Libor + 7.50%/M)	2/23/06	9,949,875	9,949,875	$1.00	{3}
					76,103,365	73,664,565			9.33%

Financial
Abingdon Investments Limited {13} {15} {16} {19}	Investment company	Ordinary shares (948,500 shares)		12/15/06	9,032,978	9,485,000	$10.00	{5}

Firstlight Financial Corporation {14} {16} {19}	Investment company	Senior subordinated loan ($36,000,000 par due 12/2016)	10.00% PIK	12/31/06	36,000,000	36,000,000	$1.00	{4}
		Common stock (6,000 shares)		12/31/06	6,000,000	6,000,000	$1,000.00	{5}
		Common stock (18,000 shares)		12/31/06	18,000,000	18,000,000	$1,000.00	{5}

Partnership Capital Growth Fund I, L.P. {16}	Investment partnership	Limited partnership interest (25% interest)		6/16/06	225,260	225,260		{5}
					69,258,238	69,710,260			8.83%

Environmental Services
Mactec, Inc.	Engineering and environmental services	Common stock (5,572 shares)		11/3/04	—	—	$—	{5}

Waste Pro USA, Inc.	Waste management services	Senior subordinated loan ($25,000,000 par due 11/2013)	11.50%	11/9/06	25,000,000	25,000,000	$1.00
		Preferred stock (15,000 shares)	10.00% PIK	11/9/06	15,000,000	15,000,000	$1,000.00	{4}
		Warrants to purchase 882,671 shares		11/9/06	—	—	$—	{5}

Wastequip, Inc.	Waste management equipment manufacturer	Junior secured loan ($15,000,000 par due 7/2012)	10.85% (Libor + 5.50%/M)	8/4/05	15,000,000	15,000,000	$1.00
		Junior secured loan ($12,000,000 par due 7/2012)	10.85% (Libor + 5.50%/M)	8/4/05	12,000,000	12,000,000	$1.00	{3}
					67,000,000	67,000,000			8.49%

Education
Equinox SMU Partners LLC and	Medical school operator	Senior secured revolving loan ($1,932,342 par due 12/2010)	13.25% (Base Rate + 5.00%/Q)	1/26/06	1,932,342	1,932,342	$1.00

SMU Acquisition Corp. {9} {15} {19}		Senior secured revolving loan ($3,000,000 par due 12/2010)	11.36% (Libor + 6.00%/B)	1/26/06	3,000,000	3,000,000	$1.00
		Senior secured loan ($4,858,118 par due 12/2010)	11.37% (Libor + 6.00%/Q)	1/26/06	4,858,118	4,858,118	$1.00
		Senior secured loan ($4,966,882 par due 12/2010)	11.37% (Libor + 6.00%/Q)	1/26/06	4,966,882	4,966,882	$1.00	{3}
		Senior secured loan ($1,500,000 par due 12/2010)	11.37% (Libor + 6.00%/Q)	1/26/06	1,500,000	1,500,000	$1.00
		Senior secured loan ($1,500,000 par due 12/2010)	11.37% (Libor + 6.00%/Q)	1/26/06	1,500,000	1,500,000	$1.00	{3}
		Limited liability company membership interest (17.39% interest)		1/25/06	4,000,000	4,000,000		{5}

ELC Acquisition Corporation	Developer, manufacturer and retailer of educational products	Junior secured loan ($8,333,333 par due 11/2013)	12.37% (Libor + 7.00%/Q)	11/30/06	8,333,333	8,333,333	$1.00	{3}

Lakeland Finance, LLC	Private school operator	Senior secured note ($33,000,000 par due 12/2012)	11.50%	12/13/05	33,000,000	33,000,000	$1.00
					63,090,675	63,090,675			7.99%

Business Services
Investor Group Services, LLC	Financial services	Senior secured loan ($1,500,000 par due 6/2011)	12.00%	6/22/06	1,500,000	1,500,000	$1.00	{3}
		Senior secured revolving loan ($500,000 par due 6/2011)	11.04% (Libor + 5.50%/S)	6/22/06	500,000	500,000	$1.00
		Limited liability company membership interest (10.00% interest)		6/22/06	—	—		{5}

Miller Heiman, Inc.	Sales consulting services	Senior secured loan ($3,093,785 par due 6/2010)	8.60% (Libor + 3.25%/M)	6/20/05	3,093,785	3,093,785	$1.00	{3}
		Senior secured loan ($4,017,591 par due 6/2012)	9.12% (Libor + 3.75%/Q)	6/20/05	4,017,591	4,017,591	$1.00	{3}

MR Processing Holding Corp.	Bankruptcy and foreclosure processing services	Senior subordinated note ($20,303,747 par due 2/2013)	12.00% Cash, 2.00% PIK	3/23/06	20,303,747	20,303,747	$1.00	{4}
		Senior secured loan ($1,990,000 par due 2/2012)	9.02% (Libor + 3.50%/S)	3/28/06	1,990,000	1,990,000	$1.00
		Preferred stock (30,000 shares)		4/11/06	3,000,000	3,000,000	$100.00	{5}

Primis Marketing Group, Inc. and Primis Holdings, LLC {12} {19}	Database marketing services	Senior subordinated note ($10,085,790 par due 2/2013)	11.00% Cash, 2.50% PIK	8/24/06	10,085,790	10,085,790	$1.00	{4}
		Preferred units (4,000 units)		8/24/06	3,600,000	3,600,000	$9.00	{5}
		Common units (4,000,000 units)		8/24/06	400,000	400,000	$0.10	{5}

Summit Business Media, LLC	Business media consulting services	Junior secured loan ($10,000,000 par due 11/2013)	12.35% (Libor + 7.00%/M)	12/18/06	10,000,000	10,000,000	$1.00
					58,490,913	58,490,913			7.41%

Beverage, Food and Tobacco
Best Brands Corporation	Baked goods manufacturer	Junior secured loan ($40,000,000 par due 6/2013)	11.85% (Libor + 6.50%/M)	12/14/06	40,000,000	40,000,000	$1.00

Charter Baking Company, Inc.	Baked goods manufacturer	Preferred stock (6,258 shares)		9/1/06	2,500,000	2,500,000	$399.49	{5}

Farley’s & Sathers Candy Company, Inc.	Branded candy manufacturer	Junior secured loan ($10,000,000 par due 3/2011)	11.36% (Libor + 6.00%/S)	3/23/06	10,000,000	10,000,000	$1.00	{3}
					52,500,000	52,500,000			6.65%

Aerospace & Defense
ILC Industries, Inc.	Industrial products provider	Junior secured loan ($12,000,000 par due 8/2012)	11.50%	6/27/06	12,000,000	12,000,000	$1.00	{3}
		Junior secured loan ($3,000,000 par due 8/2012)	11.50%	6/27/06	3,000,000	3,000,000	$1.00

Thermal Solutions LLC and TSI Group, Inc.	Thermal management and electronics packaging manufacturer	Senior secured loan ($3,225,625 par due 3/2012)	9.37% (Libor + 4.00%/Q)	3/28/05	3,225,625	3,225,625	$1.00	{3}
		Senior secured loan ($8,125 par due 3/2012)	11.25% (Base Rate + 3.00%/D)	3/28/05	8,125	8,125	$1.00	{3}
		Senior secured loan ($1,611,842 par due 3/2011)	9.02% (Libor + 3.50%/Q)	3/28/05	1,611,842	1,611,849	$1.00	{3}
		Senior secured loan ($46,053 par due 3/2011)	10.75% (Base Rate + 2.50%/D)	3/28/05	46,053	46,053	$1.00	{3}
		Senior subordinated notes ($3,126,808 par due 9/2012)	11.50% cash, 2.75% PIK	3/28/05	3,137,948	3,126,808	$1.00	{2} {4}
		Senior subordinated notes ($2,548,751 par due 3/2013)	11.50% cash, 2.50% PIK	3/21/06	2,548,752	2,548,752	$1.00	{2} {4}
		Preferred stock (53,900 shares)		3/28/05	539,000	539,000	$10.00	{5}
		Common stock (1,100,000 shares)		3/28/05	11,000	11,000	$0.01	{5}
					26,128,345	26,117,212			3.31%

Broadcasting and Cable
Patriot Media & Communications CNJ, LLC	Cable services	Junior secured loan ($5,000,000 par due 10/2013)	10.50% (Libor + 5.00%/S)	10/6/05	5,000,000	5,000,000	$1.00	{3}

Pappas Telecasting Incorporated	Television broadcasting	Senior secured loan ($11,695,696 par due 2/2010)	14.73% (Libor + 4.48% cash, 5.00% PIK/Q)	3/1/06	11,695,696	11,695,696	$1.00	{4} {3}
		Senior secured loan ($8,129,405 par due 2/2010)	14.73% (Libor + 4.48% cash, 5.00% PIK/Q)	3/1/06	8,129,405	8,129,405	$1.00	{4}
		Senior secured loan ($369,212 par due 2/2010)	14.25% (Libor + 4.00% cash, 5.00% PIK/Q)	3/1/06	369,212	369,212	$1.00	{4}
		Senior secured loan ($531,180 par due 2/2010)	14.25% (Libor + 4.00% cash, 5.00% PIK/Q)	3/1/06	531,180	531,180	$1.00	{4} {3}
					25,725,493	25,725,493			3.26%

Consumer Products - Durable
Berkline/Benchcraft Holdings LLC	Furniture manufacturer and	Junior secured loan ($5,000,000 par due 5/2012)	15.25% (Base Rate + 5.00%, 2.00%PIK/D)	11/3/04	5,000,000	504,206	$0.10	{2}
	distributor	Preferred units (2,536 units)		10/8/04	1,046,343	—	$—	{5}
		Warrants to purchase 483,020 units		10/8/04	2,752,559	—	$—	{5}

Innovative Brands, LLC	Consumer products and personal care manufacturer	Senior Secured Loan ($13,000,000 par due 9/2011)	11.13%	10/12/06	13,000,000	13,000,000	$1.00
		Senior Secured Loan ($12,000,000 par due 9/2011)	11.13%	10/12/06	12,000,000	12,000,000	$1.00	{3}
					33,798,902	25,504,206			3.23%

Computers and Electronics
RedPrairie Corporation	Software manufacturer	Junior secured loan ($12,00,000 par due 1/2013)	11.87% (Libor + 6.50%/Q)	7/13/06	12,000,000	12,000,000	$1.00	{3}

X-rite, Incorporated	Artwork software manufacturer	Junior secured loan ($10,000,000 par due 7/2013)	10.37% (Libor + 5.00%/Q)	7/6/06	10,000,000	10,000,000	$1.00
					22,000,000	22,000,000			2.79%

Cargo Transport
The Kenan Advantage Group, Inc.	Fuel transportation provider	Senior subordinated notes ($9,198,136 par due 12/2013)	9.5% cash, 3.50% PIK	12/15/05	9,198,136	9,198,136	$1.00	{4}
		Senior secured loan ($2,475,008 par due 12/2011)	8.36% (Libor + 3.00%/Q)	12/15/05	2,475,008	2,475,008	$1.00	{3}
		Preferred stock (10,984 shares)		12/15/05	1,098,400	1,098,400	$100.00	{5}
		Common stock (30,575 shares)		12/15/05	30,575	30,575	$1.00	{5}
					12,802,119	12,802,119			1.62%

Farming and Agriculture
The GSI Group, Inc.	Agricultural equipment manufacturer	Senior notes ($10,000,000 par due 5/2013)	12.00%	5/11/05	10,000,000	10,000,000	$1.00
		Common stock (7,500 shares)		5/12/05	750,000	750,000	$100.00	{5}
					10,750,000	10,750,000			1.36%

Housing - Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,655,829 par due 3/2011)	13.00% cash, 2.00% PIK	10/8/04	8,655,829	8,663,415	$1.01	{2} {4}
		Common stock (2,743 shares)		10/8/04	752,888	752,888	$274.48	{5}
		Warrants to purchase (4,464 shares)		10/8/04	652,503	652,503	$146.17	{5}
					10,061,220	10,068,806			1.28%

Total					$1,245,758,040	$1,235,821,836

{1} We do not “Control” any of our portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”).  In general, under the 1940 Act, we would “Control” a portfolio company if we owned 25% or more of its voting securities.  All of our portfolio company investments are subject to legal restriction on sales which as of December 31, 2006 represented 157% of the Company’s net assets.

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

{19} Under the 1940 Act, we are required to deem this non-controlled and non-related portfolio company an “affiliated” company, because we own more than 5% of the portfolio company’s outstanding voting securities.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2007 (unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Undistributed Net Investment income	Accumulated Net Realized Gains (Losses) on Sale of Investments	Net Unrealized Appreciation (Depreciation) on Investments	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2006	52,036,527	$52,037	$785,192,573	$7,038,469	$7,086,529	$(9,936,204)	$789,433,404

Shares issued in connection with dividend reinvestment plan	404,483	404	7,283,632				7,284,036

Issuance of common stock from add-on offerings (net of offering and underwriting costs)	17,316,578	17,316	301,808,111				301,825,427

Net increase in stockholders’ equity resulting from operations				43,935,799	(7,523,787)	20,744,149	57,156,161

Dividend declared ($0.82 per share)				(50,558,873)			(50,558,873)

Balance at June 30, 2007	69,757,588	$69,757	$1,094,284,316	$415,395	$(437,258)	$10,807,945	$1,105,140,155

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2006 (unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Undistributed Net Investment income	Accumulated Net Realized Gains (Losses) on Sale of Investments	Net Unrealized Appreciation (Depreciation) on Investments	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2005	37,909,484	$37,910	$559,192,554	$—	$5,765,225	$4,616,510	$569,612,199

Shares issued in connection with dividend reinvestment plan	297,770	298	4,999,876	—	—	—	5,000,174

Net increase in stockholders’ equity resulting from operations	—	—	—	20,984,431	24,490,874	(14,939,591)	30,535,714

Dividend declared ($0.74 per share)	—	—	—	(20,984,431)	(7,179,522)	—	(28,163,953)

Balance at June 30, 2006	38,207,254	$38,208	$564,192,430	$—	$23,076,577	$(10,323,081)	$576,984,134

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2007	June 30, 2006
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$57,156,161	$30,535,714
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Net realized losses (gains) from investment transactions	7,523,787	(24,490,874)
Net unrealized losses (gains) from investment transactions	(20,744,149)	14,939,591
Net accretion of discount on securities	(577,689)	(20,292)
Increase in accrued payment-in-kind dividends and interest	(5,733,582)	(2,555,781)
Amortization of debt issuance costs	1,012,284	819,147
Depreciation	203,478	49,302
Proceeds from sale and redemption of investments	341,033,540	165,065,734
Purchases of investments	(731,690,948)	(456,011,118)
Changes in operating assets and liabilities:
Interest receivable	(7,845,256)	(2,025,940)
Other assets	569,052	(1,823,595)
Accounts payable and accrued expenses	190,528	5,869,978
Management and incentive fees payable	(442,336)	6,569,562
Interest and facility fees payable	1,044,457	2,792,017
Interest payable to the Investment Adviser	—	(154,078)

Net cash used in operating activities	(358,300,673)	(260,440,633)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	301,825,427	—
Borrowings on debt	370,000,000	374,200,000
Repayments on debt	(300,000,000)	(47,000,000)
Credit facility financing costs	(245,000)	—
Underwriting costs payable to the Investment Adviser	—	(2,475,000)
Dividends paid in cash	(43,274,837)	(36,053,004)

Net cash provided by financing activities	328,305,590	288,671,996

CHANGE IN CASH AND CASH EQUIVALENTS	(29,995,083)	28,231,363

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	91,538,878	16,613,334

CASH AND CASH EQUIVALENTS, END OF PERIOD	$61,543,795	$44,844,697

Supplemental Information:
Interest paid during the period	$13,764,455	$2,571,846
Taxes paid during the period	$605,923	$1,010,000
Dividends declared during the period	$50,558,873	$28,163,953

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2007 (unaudited)

1.             ORGANIZATION

Ares Capital Corporation (the “Company” or “ARCC” or “we”) is a specialty finance company that is a closed-end, non-diversified management investment company incorporated in Maryland that is regulated as a business development company under the Investment Company Act of 1940 (the “1940 Act”). We were incorporated on April 16, 2004 and initially funded on June 23, 2004. On October 8, 2004, we completed our initial public offering (the “IPO”).  On the same date, we commenced substantial investment operations.

The Company has qualified and has elected to be treated for tax purposes as a regulated investment company, or a “RIC”, under the Internal Revenue Code of 1986, as amended (the “Code”).  The Company expects to continue to qualify to be treated for tax purposes as a RIC.  Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first and second lien senior loans and mezzanine debt, which in some cases includes an equity component, and, to a lesser extent, in equity investments in private U.S. middle market companies.

We are externally managed by Ares Capital Management LLC (the “Investment Adviser”), an affiliate of Ares Management LLC (“Ares Management”), an independent Los Angeles based firm that manages investment funds.  Ares Operations LLC (“Ares Administration”), an affiliate of Ares Management, provides the administrative services necessary for us to operate pursuant to an amended and restated administration agreement (the “Administration Agreement”).

Interim financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2007.

2.             SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with GAAP, and include the accounts of the Company and its wholly owned subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All significant intercompany balances and transactions have been eliminated.

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

Investments

Investment transactions are recorded on the trade date.  Realized gains or losses are computed using the specific identification method.  Investments for which market quotations are readily available are valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our board of directors based on the input of our management and audit committee. In addition, the board of directors currently receives input from independent valuation firms that have been engaged at the direction of the board to assist in the valuation of each portfolio investment at least once during a trailing 12 month period.  The valuation process is conducted at the end of each fiscal quarter, with approximately a quarter of our valuations of portfolio companies without market quotations subject to review by an independent valuation firm each quarter.  The types of factors that the board may take into account in fair value valuation of our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board under a valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize.

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

Interest Income Recognition

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis.  Discounts and premiums on securities purchased are accreted/amortized over the life of the respective security using the effective yield method.  The amortized cost of investments represents the original cost adjusted for the accretion of discounts and amortizations of premiums.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.  The Company may make exceptions to this if the loan has sufficient collateral value and is in the process of collection.  As of June 30, 2007, we had no loans placed on non-accrual status.  As of December 31, 2006, $5,000,000 par amount of loans were placed on non-accrual status.

Payment in Kind Interest

The Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision.  The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income.  To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash.  For the three and six months ended June 30, 2007, $3,646,222 and $5,733,582 in PIK income was recorded.  For the three and six months ended June 30, 2006, $1,610,327 and $2,555,781 in PIK income was recorded.

Capital Structuring Service Fees

The Company’s Investment Adviser seeks to provide assistance to our portfolio companies in connection with the Company’s investments and in return the Company may receive fees for capital structuring services. These fees are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Company’s Investment Adviser provides vary by investment, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from multiple equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice, which concludes upon closing of the investment.   Any services of the above nature subsequent to the closing would generally generate a separate fee payable to the Company. In certain instances where the Company is invited to participate as a co-lender in a transaction and does not provide significant services in connection with the investment, a portion of loan fees paid to the Company in such situations will be deferred and amortized over the estimated life of the loan. The Company’s Investment Adviser may also take a seat on the board of directors of a portfolio company, or observe the meetings of the board of directors without taking a formal seat.

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

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company does not isolate the portion of its results of operations based on changes in foreign exchange rates from the portion of its results of operations based on changes in the fair value of its investments.  Such exchange rate fluctuations are included with the net realized and unrealized gains or losses from investments.  Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities.  These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in their markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

Offering Expenses

The Company’s offering costs were charged against the proceeds from the February Add-on Offering (as defined in Note 10) and the April Add-on Offering (as defined in Note 10) when received.  For the six months ended June 30, 2007, the Company incurred approximately $673,000 of such costs.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required.  To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned.  For the three months ended June 30, 2007, the Company recorded a provision of approximately $34,000.  For the six months ended June 30, 2007 the Company recognized a net benefit of approximately $30,000 for federal excise tax, which consisted of the current year estimated excise tax expense net of a tax benefit recognized to reverse an over-accrual of estimated excise tax at December 31, 2006.  For the three and six months ended June 30, 2006, the Company recorded a provision of approximately $727,000 and $826,000, respectively for Federal excise tax.

Certain of our wholly owned subsidiaries are subject to federal and state income taxes.  For the three and six months ended June 30, 2007, we recognized tax benefits of approximately $77,000 and $3,000, respectively, for these subsidiaries.  For the three and six months ended June 30, 2006, we recorded a tax provision of approximately $4,244,000 and $4,354,000, respectively, for these subsidiaries.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of actual and contingent assets and liabilities at the date of the financial statements and the reported amounts of income or loss and expenses during the reporting period.  Actual results could differ from those estimated or assumed. Significant estimates include the valuation of investments.

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

3.             AGREEMENTS

The Company has entered into an amended and restated investment advisory and management agreement (the “Advisory Agreement”) with the Investment Adviser under which the Investment Adviser, subject to the overall supervision of our board of directors, provides investment advisory services to the Company. For providing these services, the Investment Adviser receives a fee from us, consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.5% of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds).  The base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters.

The incentive fee has two parts.  One part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the quarter.  Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the administration agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with payment-in-kind interest, preferred stock with payment-in-kind dividends and zero coupon securities, accrued income that we have not yet received in cash. The Investment Adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income.

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 2.00% per quarter.

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

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), commencing with the calendar year ending on December 31, 2004, and  is calculated at the end of each applicable year by subtracting (a) the sum of the Company’s cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (b) the Company’s cumulative aggregate realized capital gains, in each case calculated from October 8, 2004.  If such amount is positive at the end of such year, then the Capital Gains Fee for such year is equal to 20.0% of such amount, less the aggregate amount of Capital Gains Fees paid in all prior years.  If such amount is negative, then there is no Capital Gains Fee for such year.

The cumulative aggregate realized capital gains are calculated as the sum of the differences, if positive, between (a) the net sales price of each investment in the Company’s portfolio when sold and (b) the accreted or amortized cost basis of such investment.

The cumulative aggregate realized capital losses are calculated as the sum of the amounts by which (a) the net sales price of each investment in the Company’s portfolio when sold is less than (b) the accreted or amortized cost basis of such investment.

The aggregate unrealized capital depreciation is calculated as the sum of the differences, if negative, between (a) the valuation of each investment in the Company’s portfolio as of the applicable Capital Gains Fee calculation date and (b) the accreted or amortized cost basis of such investment.

We defer cash payment of any incentive fee otherwise earned by the Investment Adviser if during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made the sum of (a) the aggregate distributions to our stockholders and (b) the change in net assets (before taking into account any incentive fees payable during that period) is less than 8.0% of our net assets at the beginning of such period.  These calculations were appropriately pro rated during the first three calendar quarters following October 8, 2004 and are adjusted for any share issuances or repurchases.

For the three and six months ended June 30, 2007, we incurred $5,814,174, and $10,903,671, respectively, in base management fees and $6,228,506 and $10,983,170, respectively, in incentive management fees related to pre-incentive fee net investment income.  For the three and six months ended June 30, 2007, we accrued no incentive management fees related to net realized capital gains.   As of June 30, 2007, $12,042,680 was unpaid and included in management and incentive fees payable in the accompanying consolidated balance sheet.

For the three and six months ended June 30, 2006, we incurred $3,107,197 and $5,650,856, respectively, in base management fees and $4,083,937 and $7,006,821, respectively, in incentive management fees related to pre-incentive fee net investment income. For the three and six months ended June 30, 2006, we accrued $2,856,462 in incentive management fees related to net realized capital gains.

We also entered into the Administration Agreement with Ares Administration under which Ares Administration furnishes us with office, equipment and clerical, bookkeeping and record keeping services at our office facilities. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Ares Administration’s overhead and other expenses incurred in performing its obligations under the Administration Agreement, including our allocable portion of the cost of certain of our officers and their respective staffs.  Under the Administration Agreement, Ares Administration also performs or oversees the performance of our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Administration assists us in determining and publishing the net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Ares Administration also provides on our behalf, managerial assistance to those portfolio companies to which we are required to provide such assistance.  The Administration Agreement may be terminated by either party without penalty upon 60-days’ written notice to the other party.

For the three and six months ended June 30, 2007, we incurred $235,000 and $445,357, respectively, in administrative fees.  As of June 30, 2007, $235,000 was unpaid and included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

For the three and six months ended June 30, 2006, we incurred $188,488 and $366,025, respectively, in administrative fees.

4.             EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share resulting from operations for the three and six months ended June 30, 2007:

	Three months	Six months
	ended	ended
	June 30, 2007	June 30, 2007

Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	$33,567,333	$57,156,161

Denominator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	68,806,785	61,375,116

Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$0.49	$0.93

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share resulting from operations for the three and six months ended June 30, 2006:

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

5.             INVESTMENTS

Under the 1940 Act, we are required to separately identify non-controlled investments where we own more than 5% of a portfolio company’s outstanding voting securities as “affiliated companies.”  In addition, under the 1940 Act, we are required to separately identify investments where we own more than 25% of a portfolio company’s outstanding voting securities as “control affiliated companies.”  Notwithstanding the foregoing, we had no existing control relationship with any of the portfolio companies identified as “affiliated companies” or “control affiliated companies” prior to making the indicated investment.

For the three months ended June 30, 2007, the Company funded (A) $250.2 million aggregate principal amount of senior term debt, (B) $77.2 million aggregate principal amount of senior subordinated debt and (C) $65.2 million of investments in equity securities.

In addition, for the three months ended June 30, 2007, (1) $36.7 million aggregate principal amount of senior term debt and (2) $25.9 million of senior subordinated debt was redeemed.  Additionally, $159.8 million aggregate principal amount of senior term debt was sold.

As of June 30, 2007, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$61,543,795	$61,543,795
Senior term debt	1,023,765,974	1,019,855,888
Senior notes	10,000,000	11,600,000
Senior subordinated debt	361,509,201	361,503,842
Equity securities	209,930,122	223,053,512
Total	$1,666,749,092	$1,677,557,037

As of December 31, 2006, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$91,538,878	$91,538,878
Senior term debt	796,857,471	791,677,723
Senior notes	10,000,000	10,000,000
Senior subordinated debt	299,881,314	299,877,755
Equity securities	139,019,255	134,266,358
Total	$1,337,296,918	$1,327,360,714

The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt using the effective interest method.

The industry and geographic compositions of the portfolio at fair value at June 30, 2007 and December 31, 2006 were as follows:

Industry	June 30, 2007	December 31, 2006
Health Care	21.5%	14.4%
Other Services	10.8	12.2
Printing/Publishing	9.1	9.5
Education	8.7	5.1
Financial	7.9	5.6
Retail	7.8	6.0
Consumer Products	6.2	8.0
Manufacturing	4.5	7.7
Restaurants	4.5	6.4
Containers/Packaging	4.5	6.7
Environmental Services	4.3	5.4
Beverage/Food/Tobacco	3.1	4.3
Computers/Electronics	1.8	1.8
Aerospace and Defense	1.6	2.1
Broadcasting/Cable	1.3	2.1
Farming and Agriculture	1.0	0.9
Cargo Transport	0.8	1.0
Homebuilding	0.6	0.8
Total	100.0%	100.0%

Geographic Region	June 30, 2007	December 31, 2006
Mid-Atlantic	24.6%	29.4%
Midwest	24.2	19.2
West	22.6	21.6
Southeast	17.8	21.3
International	7.0	2.8
Northeast	3.8	5.7
Total	100.0%	100.0%

6.             COMMITMENTS AND CONTINGENCIES

As of June 30, 2007, the Company had committed to make a total of approximately $260.6 million of investments in various revolving senior secured and subordinated loans.  As of June 30, 2007, $181.4 million was unfunded.  Additionally, $216.2 million of the $260.6 million in commitments extend beyond the maturity date of our Revolving Credit Facility (as defined in Note 7).  Included within the $260.6 million in commitments in revolving secured and subordinated loans are commitments to issue up to $9.9 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies.  Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations.  As of June 30, 2007, the Company had $9.2 million in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability.   Of these letters of credit, $500,000 expire on August 31, 2010, $6.1 million expire on February 28, 2009 and $2.6 million expire on September 30, 2007.   These letters of credit may be extended under substantially similar terms for additional one-year terms at the Company’s option until the Revolving Credit Facility, under which the letters of credit were issued, matures on December 28, 2010.

As of June 30, 2007, the Company was subject to a subscription agreement to fund up to $6.8 million of equity commitments in a private equity investment partnership.  As of June 30, 2007, $1.2 million was funded to this partnership.

As of December 31, 2006, the Company had committed to make a total of approximately $174.0 million of investments in various revolving senior secured and subordinated loans.  As of December 31, 2006, $117.0 million was unfunded.  Additionally, $129.8 million of the $174.0 million in commitments extended beyond the maturity date of our Revolving Credit Facility.  Included within the $174.0 million in commitments in revolving senior secured and subordinated loans were commitments to issue up to $3.8 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies.  Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations.  As of December 31, 2006, the Company had $2.8 million in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability.

As of December 31, 2006, the Company was subject to a subscription agreement to fund up to $10.0 million of equity commitments in a private equity investment partnership.  As of December 31, 2006, $225,000 was funded to this partnership.

7.             BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.  On October 29, 2004, we formed Ares Capital CP Funding LLC (“Ares Capital CP”), a wholly owned subsidiary of the Company, through which we established a revolving credit facility (the “CP Funding Facility”).  On November 3, 2004, we entered into the CP Funding Facility that, as amended, allows Ares Capital CP to issue up to $350.0 million of variable funding certificates. As of June 30, 2007, there was $85.0 million outstanding under the CP Funding Facility and we continue to be in compliance with all of the limitations and requirements of the CP Funding Facility.  As of December 31, 2006 there was $15.0 million outstanding under the CP Funding Facility.

The CP Funding Facility is scheduled to expire on October 31, 2007 (unless extended prior to such date with the consent of the lenders) and is secured by all of the assets held by Ares Capital CP, which as of June 30, 2007 consisted of 21 investments. At expiration, at our election, any principal amounts then outstanding will be amortized over a 24-month period from the termination date.  Under the terms of the CP Funding Facility, we are required to pay a renewal fee of 0.375% of the total amount available for borrowing on or around each November 3rd.

The interest charged on the indebtedness incurred under our CP Funding Facility is based on the commercial paper rate plus 0.70% and is payable quarterly.  As of June 30, 2007, the commercial paper rate was 5.3601% and as of December 31, 2006 the commercial paper rate was 5.3481%.   For the three and six months ended June 30, 2007, the average interest rate (commercial paper rate plus the spread) was 6.04%. For the three and six months ended June 30, 2006, the average interest rate was 5.73% and 5.50%, respectively.  For the three and six months ended June 30, 2007, the average outstanding balance was $131,725,275 and $91,646,409, respectively.  For the three and six months ended June 30, 2006, the average outstanding balance was $87,749,451 and $78,145,856, respectively. For the three and six months ended June 30, 2007, the interest expense incurred was $1,996,832 and $2,794,709, respectively. For the three and six months ended June 30, 2006, the interest expense incurred was $1,265,069 and $2,190,906, respectively. Cash paid for interest expense during the six months ended June 30, 2007 and June 30, 2006 was $937,700 and $1,147,470, respectively.

The Company is also required to pay a commitment fee for any unused portion of the CP Funding Facility.  Currently, the commitment fee is equal to 0.125% per annum calculated based on an amount equal to $200.0 million less the borrowings outstanding under the CP Funding Facility.  As soon as the borrowings outstanding under the CP Funding Facility equal or exceed $200.0 million, the fee is calculated based on an amount equal to $350.0 million less the borrowings outstanding under the CP Funding Facility.  For the three and six months ended June 30, 2007, the commitment fee incurred was $21,872 and $67,855, respectively. For the three and six months ended June 30, 2006, the commitment fee incurred was $66,313 and $136,451, respectively.

In December 2005, we entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) under which the lenders agreed to extend credit to the Company in an initial aggregate principal amount not exceeding $250 million at any one time outstanding.  The Revolving Credit Facility also includes an “accordion” feature that allows us to increase the size of the Revolving Credit Facility to a maximum of $500 million under certain circumstances.  On March 1, 2007, in accordance with this “accordion” feature of the Revolving Credit Facility, we increased the aggregate principal amount of the Revolving Credit Facility by $100.0 million to a total of $350.0 million.  The Revolving Credit Facility expires on December 28, 2010 and with certain exceptions is secured by substantially all of the assets in our portfolio (other than investments held by Ares Capital CP under the CP Funding Facility and those held as a part of the Debt Securitization, discussed below) which as of June 30, 2007 consisted of 137 investments.

As of June 30, 2007, there was $153.0 million outstanding under the Revolving Credit Facility and the Company continues to be in compliance with all of the limitations and requirements of the Revolving Credit Facility.  As of December 31, 2006, there was $193.0 million outstanding under the Revolving Credit Facility.

The interest charged under the Revolving Credit Facility is generally based on LIBOR (one, two, three or six month) plus 1.00%.  As of June 30, 2007, the one, two, three and six month LIBOR were 5.32%, 5.34%, 5.36% and 5.39%, respectively.  As of December 31, 2006, the one, two, three and six month LIBOR were 5.32%, 5.35%, 5.36% and 5.37%, respectively.  For the three and six months ended June 30, 2007, the average interest rate was 7.03% and 6.56%, respectively.  For the three and six months ended June 30, 2006, the average interest rate was 6.73% and 6.69%, respectively. For the three and six months ended June 30, 2007, the average outstanding balance was $40,967,033 and $121,044,199, respectively. For the three and six months ended June 30, 2006, the average outstanding balance was $177,934,066 and $96,154,696, respectively. For the three and six months ended June 30, 2007, the interest expense incurred was $717,552 and $3,938,799, respectively. For the three and six months ended June 30, 2006, the interest expense incurred was $2,985,726 and $3,189,986, respectively. Cash paid for interest expense during the six months ended June 30, 2007 and June 30, 2006 was $4,591,988 and $1,424,375, respectively.  The Company is also required to pay a commitment fee of 0.20% for any unused portion of the Revolving Credit Facility.  For the three and six months ended June 30, 2007, the commitment fee incurred was $38,690 and

$189,776, respectively. For the three and six months ended June 30, 2006, the commitment fee incurred was $34,710 and $149,288, respectively.

As of June 30, 2007, the Company had $10.0 million in standby letters of credit issued through the Revolving Credit Facility.  As of December 31, 2006, the Company had $3.7 million in standby letters of credit issued through the Revolving Credit Facility.

On July 7, 2006, through our wholly owned subsidiary, ARCC CLO 2006 LLC (“ARCC CLO”), we completed a $400.0 million debt securitization (the “Debt Securitization”) and issued approximately $314.0 million principal amount of asset-backed notes (including a $50.0 million revolver, all of which was drawn as of June 30, 2007) (the ”CLO Notes”) to third parties that were secured by a pool of middle market loans that have been purchased or originated by the Company.  The CLO Notes are included in the June 30, 2007 consolidated balance sheet. We retained approximately $86.0 million of certain BBB and non-rated securities in the Debt Securitization. The CLO Notes mature on December 20, 2019, and, as of June 30, 2007, there was $314.0 million aggregate principal amount of CLO Notes outstanding and we continue to be in compliance with all of the limitations and requirements of the Debt Securitization.  The blended pricing of the CLO Notes, excluding fees, is approximately 3-month LIBOR plus 34 basis points.

The classes, amounts, ratings and interest rates (expressed as a spread to LIBOR) of the CLO Notes are:

Class	Amount (millions)		Rating (S&P/Moody’s)	LIBOR Spread (basis points)
A-1A	$75		AAA/Aaa	25
A-1A VFN	50	(1)	AAA/Aaa	28
A-1B	14		AAA/Aaa	37
A-2A	75		AAA/Aaa	22
A-2B	33		AAA/Aaa	35
B	23		AA/Aa2	43
C	44		A/A2	70
Total	$314

(1) Revolving class, $50.0 million of which was drawn as of June 30, 2007.

As of June 30, 2007, there were 69 investments securing the notes. The interest charged under the ARCC CLO debt securitization is based on the 3-month LIBOR which as of June 30, 2007 was 5.36%.  For the three and six months ended June 30, 2007, the effective average interest rate was 5.75% and 5.77%, respectively.  For the three and six months ended June 30, 2007, we incurred $4,296,527 and $8,245,643, respectively, of interest expense.  Cash paid for interest expense during the six months ended June 30, 2007 was $8,234,767.  The Company is also required to pay a commitment fee of 0.175% for any unused portion of the Class A-1A VFN Notes.  For the three and six months ended June 30, 2007, the commitment fee incurred was $6,396 and $22,639, respectively, on these notes.

8.             DERIVATIVE INSTRUMENTS

In 2005, we entered into a costless collar agreement in order to manage the exposure to changing interest rates related to the Company’s fixed rate investments.  The costless collar agreement is for a notional amount of $20 million, has a cap of 6.5%, a floor of 2.72% and matures in 2008.  The costless collar agreement allows us to receive an interest payment for any quarterly period when the 3-month LIBOR exceeds 6.5%, and requires us to pay an interest payment for any quarterly period when the 3-month LIBOR is less than 2.72%. The costless collar resets quarterly based on the 3-month LIBOR.  As of June 30, 2007, the 3-month LIBOR was 5.36%.  As of June 30, 2007, this agreement had no fair value.

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

In accordance with the Advisory Agreement, we bear all costs and expenses of the operation of the Company and reimburse the Investment Adviser for all such costs and expenses incurred in the operation of the Company.  For the three and six months ended June 30, 2007, the Investment Adviser incurred such expenses totaling $287,803 and $845,359, respectively. For the three and six months ended June 30, 2006, the Investment Adviser incurred such expenses totaling $93,862 and $230,727, respectively. As of June 30, 2007, $76,794 was unpaid and included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

During 2006, we entered into a sublease agreement with Ares Management, whereby Ares Management subleases approximately 25% of the office facilities that we lease, for a fixed rent equal to 25% of the basic annual rent payable by us under our lease, plus certain additional costs and expenses.  For the three and six months ended June 30, 2007, such amounts payable to the Company totaled $67,231 and $134,409, respectively.  As of June 30, 2007, there was no unpaid amounts.

As of June 30, 2007, an affiliate of Ares Management, owned 1,216,667 shares of the Company’s common stock representing approximately 1.7% of the total shares outstanding as of June 30, 2007.

See Note 3 for a description of other related party transactions.

10.          STOCKHOLDERS’ EQUITY

On January 8, 2007, we sold 409,500 shares of common stock to an underwriter pursuant to its exercise of an over-allotment option granted in the public add-on offering completed in December 2006 at $18.50 per share less an underwriting discount totaling $0.19 per share.  Total proceeds received from the sale of common stock pursuant to the over-allotment option, net of the underwriter’s discount and offering costs, were approximately $7.5 million.

On February 9, 2007, we completed a public add-on offering (the “February Add-on Offering”) of 1,382,078 shares of common stock (including the underwriter’s over-allotment option of 180,271 shares) at $19.95 per share, less an underwriting discount totaling $0.25 per share.  Total proceeds received from the February Add-on Offering, net of the underwriter’s discount and offering costs, were approximately $27.2 million.

On April 4, 2007, we completed a public add-on offering (the “April Add-on Offering”) of 15,525,000 shares of common stock (including the underwriters’ over-allotment option of 2,025,000 shares) at $17.97 per share, less an underwriting discount totaling approximately $0.72 per share.  Total proceeds received from the April add-on offering, net of the underwriters’ discount and offering costs, were approximately $267.2 million.

11.          DIVIDEND

For the three months ended June 30, 2007, the Company declared a dividend on May 10, 2007 of $0.41 per share for a total of $28.5 million.  The record date was June 15, 2007 and the dividend was distributed on June 30, 2007. For the three months ended March 31, 2007, the Company declared a dividend on March 8, 2007 of $0.41 per share for a total of $22.1 million.  The record date was March 19, 2007 and the dividend was distributed on March 30, 2007.

For the three months ended June 30, 2006, the Company declared a dividend on May 8, 2006 of $0.38 per share for a total of $14.5 million.  The record date was June 15, 2006 and the dividend was distributed on June 29, 2006. For the three months ended March 31, 2006, the Company declared a dividend on February 28, 2006 of $0.36 per share for a total of $13.7 million.  The record date was March 24, 2006 and the dividend was distributed on April 14, 2006.

12.          FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the six months ended June 30, 2007 and the six months ended June 30, 2006:

Per Share Data:

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2007	June 30, 2006
Net asset value, beginning of period (1)	$15.17	$15.03

Issuance of common stock	0.54	0.01
Effect of antidilution	0.02	—

Net investment income for period (2)	0.72	0.55
Net realized and unrealized gains for period (2)	0.21	0.25
Net increase in stockholders’ equity	0.93	0.80

Distributions from net investment income	(0.72)	(0.55)
Distributions from net realized capital gains on securities	(0.10)	(0.19)
Total distributions to stockholders	(0.82)	(0.74)

Net asset value at end of period (1)	$15.84	$15.10

Per share market value at end of period	$16.85	$16.93
Total return based on market value (3)	(7.54)%	9.96%
Total return based on net asset value (4)	6.15%	5.33%
Shares outstanding at end of period	69,757,588	38,207,254

Ratio/Supplemental Data:
Net assets at end of period	$1,105,140,155	$576,984,134
Ratio of operating expenses to average net assets (5) (6)	9.24%	8.55%
Ratio of net investment income to average net assets (5) (7)	9.39%	8.78%
Portfolio turnover rate (5)	53%	40%

(1) The net assets used equals the total stockholders’ equity on the consolidated balance sheets.

(2) Weighted average basic per share data.

(3) For the six months ended June 30, 2007, the total return based on market value equals the decrease of the ending market value at June 30, 2007 of $16.85 per share over the ending market value at December 31, 2006 of $19.11, plus the declared dividend of $0.41 per share for holders of record on June 15, 2007 and the declared dividend of $0.41 per share for holders of record on March 19, 2007, divided by the market value at December 31, 2006.  For the three months ended June 30, 2006, the total return based on market value equals the increase of the ending market value at June 30, 2006 of $16.93 per share over the ending market value at December 31, 2005 of $16.07, plus the declared dividend of $0.38 per share for holders of record on June 15, 2006 and the declared dividend of $0.36 per share for holders of record on March 24, 2006, divided by the market value at December 31, 2005. Total return based on market value is not annualized.  The Company’s shares fluctuate in value.  The Company’s performance changes over time and currently may be different than that shown.  Past performance is no guarantee of future results.

(4) For the six months ended June 30, 2007, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.41 per share for holders of record on June 15, 2007 and the declared dividend of $0.41 per share for holders of record on March 19, 2007, divided by the beginning net asset value during the period.  The calculation was adjusted for shares issued in connection with the dividend reinvestment plan, shares issued in connection with the underwriter’s exercising in full of the over-allotment option granted to it in connection with the December 2006 add-on offering and the issuance of common stock in connection with the February Add-on Offering and April Add-on Offering.   For the six months ended June 30, 2006, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.38 per share for holders of record on June 15, 2006 and the declared dividend of $0.36 per share for holders of record on March 24, 2006, divided by the beginning net asset value during the period.  The calculation was adjusted for shares issued in connection with the dividend reinvestment plan.  Total return based on net asset value is not annualized.  The Company’s performance changes over time and currently may be different than that shown.  Past performance is no guarantee of future results.

(5) The ratios reflect an annualized amount.

(6) For the six months ended June 30, 2007, the ratio of operating expenses to average net assets consisted of 2.33% of base management fees, 2.35% of incentive management fees, 3.45% of the cost of borrowing and other operating expenses of 1.11%. For the three months ended June 30, 2006, the ratio of operating expenses to average net assets consisted of 1.97% of base management fees, 3.44% of incentive management fees, 2.27% of the cost of borrowing and other operating expenses of 0.87%. These ratios reflect annualized amounts.

(7) The ratio of net investment income to average net assets excludes income taxes related to realized gains.

13.          IMPACT OF NEW ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”).  FIN 48 provides guidance on how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities.  Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  FASB required adoption of FIN 48 for fiscal years beginning after December 15, 2006, and FIN 48 is to be applied to all open tax years as of the effective date.  However, on December 22, 2006, the Securities and Exchange Commission delayed the required implementation date of FIN 48 for business development companies until June 30, 2007.  As of June 30, 2007, the Company evaluated the implications of FIN 48 and determined that there is no material impact on the consolidated financial statements.

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

14.          SUBSEQUENT EVENTS

On July 31, 2007, the Company announced that Moody’s Investors Service assigned the Company a long-term issuer rating of Baa3 and Standard & Poor’s Ratings Service assigned the Company a long-term counterparty credit rating of BBB.

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

OVERVIEW

We are a specialty finance company that is a closed-end, non-diversified management investment company incorporated in Maryland that is regulated as a business development company (a “BDC”) under the Investment Company Act of 1940 (the “1940 Act”). We  were founded on April 16, 2004 and were initially funded on June 23, 2004. On October 8, 2004, we completed our initial public offering (the “IPO”).

Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first and second lien senior loans and mezzanine debt, which in some cases includes an equity component, and, to a lesser extent, in equity investments in private U.S. middle market companies.

We are externally managed by Ares Capital Management LLC (the “Investment Adviser”), an affiliate of Ares Management LLC, an independent Los Angeles based firm that manages investment funds.  Ares Operations LLC (“Ares Administration”), an affiliate of Ares Management LLC, provides the administrative services necessary for us to operate pursuant to an amended and restated administration agreement (the “Administration Agreement).

As a BDC, we are required to comply with certain regulatory requirements.  For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

We have qualified and elected to be treated as a regulated investment company, or a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).  To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to our stockholders at least 90% of our investment company taxable income, as defined by the Code, for each year.  Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income that we distribute to our stockholders.

PORTFOLIO AND INVESTMENT ACTIVITY

For the three months ended June 30, 2007, we issued 11 new commitments in an aggregate amount of $392.9 million ($318.2 million to new portfolio companies and $74.7 million to existing portfolio companies) where the average commitment amount was approximately $35.7 million and the weighted average commitment terms were approximately 63 months, compared to 16 new commitments in an aggregate amount of $269.5 million ($194.0 million to new portfolio companies and $75.5 million to existing portfolio companies) where the average commitment amount was approximately $16.8 million and the weighted average commitment terms were approximately 67 months for the three months ended June 30, 2006. During the three months ended June 30, 2007, we funded $337.3 million of such commitments ($262.6 million to new portfolio companies and $74.7 million to existing portfolio companies) compared to funding $242.7 million of commitments ($167.2 million to new portfolio companies and $75.5 million to existing portfolio companies) for the three months ended June 30, 2006.  Also during the three months ended June 30, 2007, we had $206.7 million in exits and repayments of commitments resulting in net commitments of $186.2 million for the period.  For the three months ended June 30, 2006, we had $101.3 million in exits and repayments of commitments resulting in net commitments of $168.2 million for the period.  We have remaining contractual obligations for $60.8 million with respect to commitments funded as of June 30, 2007. The weighted average yield of debt and income producing equity securities funded during the three months ended June 30, 2007 and June 30, 2006 was approximately 11.93% and 12.25%, respectively, and the weighted average yield of debt and income producing equity securities exited or repaid during the three months ended June 30, 2007 and June 30, 2006 was approximately 11.73% and 10.44%, respectively (computed as (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt divided by (b) total debt and income producing equity securities at fair value).

For the three months ended June 30, 2007, the Company funded (A) $250.2 million aggregate principal amount of senior term debt, (B) $77.2 million aggregate principal amount of senior subordinated debt and (C) $65.2 million of investments in equity securities.  For the three months ended June 30, 2006, the Company funded (1) $152.3 million aggregate principal amount of senior term debt, (2) $72.0 million aggregate principal amount of senior subordinated debt, and (3) $30.8 million of investments in equity securities.

During the three months ended June 30, 2007, (A) $36.7 million aggregate principal amount of senior term debt and (B) $25.9 million aggregate principal amount of senior subordinated debt were redeemed.  Additionally, $159.8 million aggregate principal amount of senior term debt was sold or syndicated.  As of June 30, 2007, the Company held investments in 71 portfolio companies compared to 60 portfolio companies as of December 31, 2006.  During the three months ended June 30, 2006, (1) $45.7 million aggregate principal amount of senior term debt and (2) $9.0 million aggregate principal amount of collateralized debt obligation notes were redeemed.   Additionally, $54.4 million aggregate principal amount of equity securities was sold.

The Investment Adviser employs an investment rating system to categorize our investments.  In addition to various risk management and monitoring tools, we grade all loans on a scale of 1 to 4 no less frequently than quarterly. This system is intended to reflect the performance of the borrower’s business, the collateral coverage of the loans and other factors considered relevant.   Under this system, loans with a grade of 4 involve the least amount of risk in our portfolio.  The borrower is performing above expectations and the trends and risk factors are generally favorable (including a potential exit).  Loans graded 3 involve a level of risk that is similar to the risk at the time of origination. The borrower is performing as expected and the risk factors are neutral to favorable. All new loans are initially graded 3. Loans graded 2 involve a borrower performing below expectations and indicates that the loan’s risk has increased materially since origination. The borrower may be out of compliance with debt covenants, however, loan payments are generally not more than 120 days past due. For loans graded 2, we increase procedures to monitor the borrower and we will write down the fair value of the investment if it is deemed to be impaired. A loan grade of 1 indicates that the borrower is performing materially below expectations and that the loan risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans graded 1 are not anticipated to be repaid in full and we will reduce the fair market value of the investment to the amount we anticipate will be recovered.  As of June 30, 2007, the  weighted average investment grade of the debt in our portfolio was 3.0 and no loans were past due or on non-accrual.  The weighted average investment grade of the debt in our portfolio as of December 31, 2006 was 3.0.  The following is a distribution of the grades of our portfolio companies as of June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Fair Value	Number of Companies	Fair Value	Number of Companies
Grade 1	$—	—	$504,206	1
Grade 2	53,840,956	4	14,206,419	1
Grade 3	1,457,724,272	61	1,189,399,643	56
Grade 4	104,448,014	6	31,711,568	2
	$1,616,013,242	71	$1,235,821,836	60

As of June 30, 2007, the weighted average yield of the debt and income producing equity securities in our portfolio was approximately 11.63%.  As of June 30, 2007, the weighted average yield on our entire portfolio was 10.25%.  The weighted average yield on our senior term debt, senior subordinated debt and income producing equity securities was 11.28%, 12.84% and 9.57%, respectively.  Of the senior term debt, the weighted average yield attributable to first lien senior term debt and second lien senior term debt was 11.06% and 11.71%, respectively.

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

The weighted average yield on our debt and income producing equity securities was lower as of June 30, 2007 compared to the weighted average yield on our debt and income producing equity securities as of December 31, 2006 because we added a higher percentage of lower yielding first lien investments during the six months ended June 30, 2007, and the average yield on our exits and repayments was higher than the investments added during the period.

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2007 and June 30, 2006

 Operating results for the three and six months ended June 30, 2007 and June 30, 2006 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Total Investment Income	$47,398,918	$30,489,751	$87,113,941	$50,681,056
Total Expenses	22,450,892	16,225,221	43,211,423	24,516,110
Net Investment Income Before Income Taxes	24,948,026	14,264,530	43,902,518	26,164,946

Income Tax Expense, Including Excise Tax	(43,447)	4,971,635	(33,281)	5,180,515
Net Investment Income	24,991,473	9,292,895	43,935,799	20,984,431

Net Realized Gain (Loss)	(7,883,073)	23,879,988	(7,523,787)	24,490,874
Net Unrealized Gain (Loss)	16,458,933	(16,480,203)	20,744,149	(14,939,591)

Net Increase in Stockholders’ Equity Resulting From Operations	$33,567,333	$16,692,680	$57,156,161	$30,535,714

Investment Income

For the three months ended June 30, 2007, total investment income increased $16.9 million, or 56%, over the three months ended June 30, 2006.   For the three months ended June 30, 2007, total investment income consisted of $39.8 million in interest income from investments, $5.4 million in capital structuring service fees, $878,000 in dividend income, $703,000 in other income and $671,000 in interest income from cash and cash equivalents.  Interest income from investments increased $16.3 million, or 69%, to $39.8 million for the three months ended June 30, 2007 from $23.5 million for the comparable period in 2006.  The increase in interest income from investments was primarily due to the increase in the size of the portfolio.  The average investments, at fair value, for the quarter increased from $818.1 million in the three months ended June 30, 2006 to $1.5 billion in the comparable period in 2007.

For the six months ended June 30, 2007, total investment income increased $36.4 million, or 72%, over the six months ended June 30, 2006.   For the six months ended June 30, 2007, total investment income consisted of $73.6 million in interest income from investments, $9.7 million in capital structuring service fees, $1.1 million in other income and $1.5 million in interest income from cash and cash equivalents.  Interest income from investments increased $32.6 million, or 79%, to $73.6 million for the six months ended June 30, 2007 from $41.0 million for the comparable period in 2006.  The increase in interest income from investments was primarily due to the increase in the size of the portfolio.  The average investments, at fair value, for the period increased from $730.5 million in the six months ended June 30, 2006 to $1.3 billion in the comparable period in 2007.  Capital structuring service fees increased $2.1 million, or 28%, to $9.7 million for the six months ended June 30, 2007 from $7.6 million for the comparable period in 2006.  The increase in capital structuring service fees was primarily due to the increased amount of originations.  The amount of commitments increased from $471.9 million during the six months ended June 30, 2006 to $757.1 million during the comparable period in 2007.

Expenses

For the three months ended June 30, 2007, total expenses increased $6.2 million, or 38%, over the three months ended June 30, 2006.  Base management fees increased $2.7 million, or 87%, to $5.8 million for the three months ended June 30, 2007 from $3.1 million for the comparable period in 2006, primarily due to the increase in the size of the portfolio.  Incentive fees related to pre-incentive fee net investment income increased $2.1 million, or 53%, to $6.2 million for the three months ended June 30, 2007 from $4.1 million for the comparable period in 2006, primarily due to the increase in the size of the portfolio and the related increase in net investment income.  For the three months ended June 30, 2006 there were $2.9 million in incentive fees accrued related to realized gains compared to no incentive fees accrued related to realized gains for the three months ended June 30, 2007, due to higher net realized gains recognized during the three months ended June 30, 2006.  Net realized gains for the three months ended June 30, 2006 were $23.9 million offset by $4.2 million in income tax expense related to realized gains compared to $7.9 million in net realized losses for the three months ended June 30, 2007.  Interest expense and credit facility fees increased $2.8 million, or 59%, to $7.6 million for the three months ended June 30, 2007 from $4.8 million for the comparable period in 2006, primarily due to the significant increase in the borrowings outstanding.  There were $472.4 million in average outstanding borrowings during the three months ended June 30, 2007 compared to average outstanding borrowings of $265.7 million in the comparable period in 2006.

For the six months ended June 30, 2007, total expenses increased $18.7 million, or 76%, over the six months ended June 30, 2006.  Base management fees increased $5.2 million, or 93%, to $10.9 million for the six months ended June 30, 2007 from $5.7 million for the comparable period in 2006, primarily due to the increase in the size of the portfolio.  Incentive fees related to pre-incentive fee net investment income increased $4.0 million, or 57%, to $11.0 million for the six months ended June 30, 2007 from $7.0 million for the comparable period in 2006, primarily due to the increase in the size of the portfolio and the related increase in net investment income.  For the six months ended June 30, 2006 there were $2.9 million in incentive fees accrued related to realized gains compared to no incentive fees accrued related to realized gains for the six months ended June 30, 2007, due to higher net realized gains recognized during the six months ended June 30, 2006.   Interest expense and credit facility fees increased $9.6 million, or 148%, to $16.1 million for the six months ended June 30, 2007 from $6.5 million for the comparable period in 2006, primarily due to the significant increase in the borrowings outstanding.  The average outstanding borrowings during the six months ended June 30, 2007 were $500.9 million compared to average outstanding borrowings of $171.6 million in the comparable period in 2006.

Income Tax Expense, Including Excise Tax

The Company has qualified and elected and intends to continue to qualify for the tax treatment applicable to regulated investment companies under the Code, and, among other things, has made and intends to continue to make the requisite distributions to its stockholders which will relieve the Company from federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required.  To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned.  For the three months ended June 30, 2007, the Company recorded a provision of approximately $34,000.  For the six months ended June 30, 2007, the Company recognized a net benefit of approximately $30,000 for federal excise tax which consisted of the current year estimated excise tax expense net of a $64,000 tax benefit recognized to reverse an over-accrual of estimated excise tax at December 31, 2006.  For the three and six months ended June 30, 2006, the Company recorded a provision of approximately $727,000 and $826,000, respectively for federal excise tax.

Certain of our wholly owned subsidiaries are subject to federal and state income taxes.  For the three and six months ended June 30, 2007, we recognized tax benefits of approximately $77,000 and $3,000, respectively, for these subsidiaries.  For the three and six months ended June 30, 2006, we recorded a tax provision of approximately $4,244,000 and $4,354,000, respectively, for these subsidiaries.

Net Unrealized Appreciation on Investments

For the three months ended June 30, 2007, the Company’s investments had an increase in net unrealized appreciation of $16.5 million, which primarily related to the reversal of prior periods unrealized depreciation of $8.3 million for the investment in Berkline/Benchcraft Holdings LLC (“Berkline”), which was realized during the period as well as $8.9 million in net unrealized appreciation recognized during the period.  The most significant changes in unrealized appreciation were $6.3 million for the investment in Reflexite Corporation (“Reflexite”), $5.6 million for the investment in The GSI Group, Inc. (“GSI”) and $1.0 million for the investment in Waste Pro USA, Inc. (“Waste Pro”), offset by unrealized depreciation of $3.6 million for the investment in Universal Trailer Corporation (“UTC”) and $341,000 for the investment in Abingdon Investments Limited.  For the three months ended June 30, 2006, the Company’s investments had a decrease in net unrealized appreciation of $16.5 million, which primarily related to the reversal of the prior period’s unrealized appreciation of $13.3 million for the investment in CICQ, LP, which was realized during the period, and the increase in unrealized depreciation of $3.7 million for the investment in Berkline, offset by the increase in unrealized appreciation in Varel Holdings, Inc of $1.0 million.

For the six months ended June 30, 2007, the Company’s investments had an increase in net unrealized appreciation of $20.7 million, which primarily related to the reversal of prior periods unrealized depreciation of $8.3 million for the investment in Berkline, and $13.4 million in net unrealized appreciation recognized during the period.  The most significant changes in unrealized appreciation were $7.4 million for the investment in Reflexite, $5.6 million for the investment in GSI, $3.6 million for the investment in Daily Candy, Inc., $1.9 million for the investment in Waste Pro and $1.7 million for the investment in Industrial Container Services, Inc., offset by unrealized depreciation of $3.6 million for the investment in UTC and $3.0 million for the investment in Diversified Collection Services, Inc.  For the six months ended June 30, 2006, the Company’s investments had a decrease in net unrealized appreciation of $14.9 million, which primarily related to the reversal of the prior period unrealized appreciation of $9.3 million for the investment in CICQ, LP, which was realized during the period, and the increase in unrealized depreciation of $3.7 million for the investment in Berkline and $2.4 million for the investment in Making Memories Wholesale, Inc.

Net Realized Gains/Losses

During the three months ended June 30, 2007, the Company had $222.8 million of sales and repayments resulting in $7.9 million of net realized losses.  The most significant realized loss during the three months ended June 30, 2007 was the $8.3 million loss for the investment in Berkline.   During the three months ended June 30, 2006, the Company had $133.1 million of sales and repayments resulting in $23.9 million of net realized gains.  The most significant realized gains during the three months ended June 30, 2006 were the sales of the investments in CICQ, LP and United Site Services, Inc. of $18.6 million and $4.7 million, respectively.

During the six months ended June 30, 2007, the Company had $341.0 million of sales and repayments resulting in $7.5 million of net realized losses.  During the six months ended June 30, 2006, the Company had $170.4 million of sales and repayments resulting in $24.5 million of net realized gains.

Net Increase in Stockholders’ Equity Resulting From Operations

Net increase in stockholders’ equity resulting from operations for the three and six months ended June 30, 2007 was approximately $33.6 million and $57.2 million, respectively.  Based on the weighted average shares outstanding during the three and six months ended June 30, 2007, our net increase in stockholders’ equity resulting from operations per common share was $0.49 and $0.93, respectively.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Since the Company’s inception, the Company’s liquidity and capital resources have been generated primarily from the net proceeds of its initial public offering and subsequent add-on public offerings of common stock, the Debt Securitization, advances from the CP Funding Facility and the Revolving Credit Facility (each as defined in Note 7 to the consolidated financial statements), as well as cash flows from operations.  During 2007, we received $7.5 million in proceeds net of underwriting and offering costs related to the underwriter’s exercise of the over-allotment option granted to it in connection with the December 19, 2006 add-on public offering, $27.2 million in proceeds net of underwriting and offering costs from our February 9, 2007 add-on public offering and $267.2 million in proceeds net of underwriting and offering costs from our April 4, 2007 add-on public offering.  As of June 30, 2007 total market capitalization for the Company was $1.2 billion compared to $994.4 million as of December 31, 2006.

A portion of the proceeds from our public offerings in 2007 were used to repay outstanding indebtedness under the Revolving Credit Facility. The remaining unused portion of the proceeds from our public offerings was used to fund investments in portfolio companies in accordance with our investment objectives and strategies.

The weighted average stated interest rate of all our outstanding borrowings for the six months ended June 30, 2007 and June 30, 2006 was 6.03% and 6.32%, respectively.  As of June 30, 2007 and December 31, 2006, the weighted average maturity of all our outstanding borrowings was 8.1 years and 9.0 years, respectively.  As of June 30, 2007 and December 31, 2006, the fair value of investments and cash and cash equivalents, and the outstanding borrowings under the Debt Securitization, CP Funding Facility and the Revolving Credit Facility were as follows:

	June 30, 2007	December 31, 2006
Cash and cash equivalents	$61,543,795	$91,538,878
Senior term debt	1,019,855,888	791,677,723
Senior notes	11,600,000	10,000,000
Senior subordinated debt	361,503,842	299,877,755
Equity securities	223,053,512	134,266,358
Total	$1,677,557,037	$1,327,360,714
Outstanding borrowings	$552,000,000	$482,000,000

The available amount for borrowing under the CP Funding Facility is $350.0 million (see Note 7 to the consolidated financial statements for more detail on the CP Funding Facility arrangement).  As of June 30, 2007, there was $85.0 million outstanding under the CP Funding Facility.  The CP Funding Facility expires on October 31, 2007 unless extended prior to such date with the consent of the lenders.  The available outstanding committed amount for borrowing under the Revolving Credit Facility is $350.0 million (see Note 7 to the consolidated financial statements for more detail on the Revolving Credit Facility arrangement).  As of June 30, 2007, there was $153.0 million outstanding under the Revolving Credit Facility.  The Revolving Credit Facility expires on December 28, 2010.  As part of the Debt Securitization, $314.0 million principal amount of asset-backed notes (including $50.0 million revolving notes all of which had been drawn as of June 30, 2007) were issued to third parties and secured by a pool of middle market loans that had been purchased or originated by the Company. We retained approximately $86.0 million of certain BBB and non-rated securities in the Debt Securitization.  As of June 30, 2007, there was $314.0 million aggregate principal amount of CLO Notes (as defined in Note 7 to the consolidated financial statements) outstanding.   The CLO Notes mature on December 20, 2019.

For the three months ending June 30, 2007, average total assets were $1.5 billion.  The ratio of total debt outstanding to stockholders’ equity as of June 30, 2007 was 0.50:1.00 compared to 0.61:1.00 as of December 31, 2006.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2007, the Company had committed to make a total of approximately $260.6 million of investments in various revolving senior secured and subordinated loans.  As of June 30, 2007, $181.4 million was unfunded.  Additionally, $216.2 million of the $260.6 million in commitments extend beyond the maturity date of our Revolving Credit Facility.  Included within the $260.6 million in commitments in revolving senior secured and subordinated loans are commitments to issue up to $9.9 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies.  Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations.  As of June 30, 2007, the Company had $9.2 million in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability.   Of these letters of credit, $500,000 expire on August 31, 2010, $6.1 million expire on February 28, 2009 and $2.6 million expire on September 30, 2007.   These letters of credit may be extended under substantially similar terms for additional one-year terms at the Company’s option until the Revolving Credit Facility, under which the letters of credit were issued, matures on December 28, 2010.

As of June 30, 2007, the Company was subject to a subscription agreement to fund up to $6.8 million of equity commitments in a private equity investment partnership.  As of June 30, 2007, $1.2 million was funded to this partnership.

As of December 31, 2006, the Company had committed to make a total of approximately $174.0 million of investments in various revolving senior secured and subordinated loans.  As of December 31, 2006, $117.0 million was unfunded.  Additionally, $129.8 million of the $174.0 million in commitments extended beyond the maturity date of our Revolving Credit Facility.  Included within the $174.0 million in commitments in revolving secured and subordinated loans were commitments to issue up to $3.8 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations.  As of December 31, 2006, the Company had $2.8 million in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability.

As of December 31, 2006, the Company was subject to a subscription agreement to fund up to $10.0 million of equity commitments in a private equity investment partnership.  As of December 31, 2006, $225,000 was funded to this partnership.

RECENT DEVELOPMENTS

On July 31, 2007, the Company announced that Moody’s Investors Service assigned the Company a long-term issuer rating of Baa3 and Standard & Poor’s Ratings Service assigned the Company a long-term counterparty credit rating of BBB.

In addition to $47.7 million of investments that the Company has made since June 30, 2007, we have outstanding commitments to fund an aggregate of approximately $240.0 million of investments. The Company expects to syndicate a portion of these commitments to third parties.  In addition, the Company has an investment pipeline of approximately $519.0 million.  The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. The Company cannot assure you that we will make any of these investments.

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

As of June 30, 2007, approximately 37% of the investments at fair value in our portfolio were at fixed rates while approximately 51% were at variable rates and 12% were non-interest earning. In addition, the Debt Securitization, the CP Funding Facility and the Revolving Credit Facility all feature variable rates.

We regularly measure our exposure to interest rate risk.  We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.  Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

On January 7, 2005, we entered into a costless collar agreement in order to manage the exposure to changing interest rates related to the Company’s fixed rate investments. The costless collar agreement was for a notional amount of $20 million, has a cap of 6.5%, a floor of 2.72% and matures in 2008. The costless collar agreement allows us to receive an interest payment when the 3-month LIBOR exceeds 6.5% and obligates us to pay an interest payment when the 3-month LIBOR is less than 2.72%. The costless collar resets quarterly based on the 3-month LIBOR. As of June 30, 2007, the 3-month LIBOR was 5.36%. As of June 30, 2007, this agreement had no fair value.

While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

Based on our June 30, 2007 balance sheet, the following table shows the impact on net income of base rate changes in interest rates assuming no changes in our investment and borrowing structure.

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$24,551,072	$16,560,000	$7,991,072
Up 200 basis points	$16,367,382	$11,040,000	$5,327,382
Up 100 basis points	$8,183,691	$5,520,000	$2,663,691
Down 100 basis points	$(8,183,691)	$(5,520,000)	$(2,663,691)
Down 200 basis points	$(16,367,382)	$(11,040,000)	$(5,327,382)
Down 300 basis points	$(24,551,072)	$(16,560,000)	$(7,991,072)

Portfolio Valuation

Investments for which market quotations are readily available are valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our board of directors based on the input of our management and audit committee. In addition, the board of directors currently receives input from independent valuation firms that have been engaged at the direction of the board to assist in the valuation of each portfolio investment at least once during a trailing 12 month period.  The valuation process is conducted at the end of each fiscal quarter, with approximately a quarter of our valuations of portfolio companies subject to review by an independent valuation firm each quarter.  The types of factors that the board may take into account in fair value valuation of our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board under a valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize.

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

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934).  Based on that evaluation, our President and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  —  OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not subject to any pending legal proceeding, and no such proceedings are known to be contemplated.

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which could materially affect our business, financial condition or operating results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any securities during the period covered in this report that were not registered under the Securities Act of 1933.

We did not repurchase any shares issued during the period covered in this report.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 30, 2007, we held our Annual Meeting of Stockholders in Los Angeles, California.  Stockholders voted on two matters.  The substance of these matters and the results of voting on them are described below.

1. Election of Directors.  Stockholders elected two Class III independent directors of the Company, who will each serve for a term of three years and until their successors are duly elected and qualify.  Votes were cast as follows:

	For	Withheld
Frank E. O’Bryan	64,307,210	941,168
Eric B. Siegel	63,967,764	1,280,614

The following directors are continuing as directors of the Company for their respective terms — Douglas E. Coltharp, Robert L. Rosen and Bennett Rosenthal.

2. Ratification of the selection of KPMG LLP to serve as independent registered public accounting firm for the year ending December 31, 2007.  Votes were cast as follows:

For	Against	Withheld
63,415,101	1,576,315	256,962

Item 5.  Other Information.

None.

Item 6.  Exhibits.

EXHIBIT INDEX

Number	Description

3.1	Articles of Amendment and Restatement (1)

3.2	Amended and Restated Bylaws (1)

4.1	Form of Stock Certificate (2)

10.1	Amended and Restated Administration Agreement, dated June 1, 2007, between Ares Capital Corporation and Ares Operations LLC*

31.1	Certification by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

ARES CAPITAL CORPORATION

Dated: August 9, 2007	By	/s/ Michael J. Arougheti
Michael J. Arougheti
President

	By	/s/ Richard S. Davis
Richard S. Davis
Chief Financial Officer