Form 10-Q
period 2007-09-30
ARES CAPITAL CORP
filed 2007-11-08
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2007
Common stock, $0.001 par value	72,684,090

ARES CAPITAL CORPORATION

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS

Investments at fair value (amortized cost of $1,616,635,547 and $1,245,758,040, respectively)
Non-control/non-affiliate investments	$1,216,373,487	$991,529,464
Non-control affiliated company investments	288,372,864	244,292,372
Control affiliated company investments	110,826,428	—
Total investments at fair value	1,615,572,779	1,235,821,836
Cash and cash equivalents	48,707,617	91,538,878
Receivable for open trades	142,155	1,026,053
Interest receivable	17,428,045	10,121,104
Other assets	8,487,911	9,483,083

Total assets	$1,690,338,507	$1,347,990,954

LIABILITIES

Debt	$527,500,000	$482,000,000
Payable for open trades	—	60,000,000
Accounts payable and accrued expenses	3,483,917	2,027,948
Management and incentive fees payable	12,124,595	12,485,016
Interest and facility fees payable	2,904,578	2,044,586
Total liabilities	546,013,090	558,557,550

Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY

Common stock, par value $.001 per share, 100,000,000 common shares authorized, 72,684,090 and 52,036,527 common shares issued and outstanding, respectively	72,683	52,037
Capital in excess of par value	1,140,951,235	785,192,573
Accumulated undistributed net investment income	—	7,038,469
Accumulated net realized gains on sale of investments	4,364,267	7,086,529
Net unrealized depreciation on investments	(1,062,768)	(9,936,204)
Total stockholders’ equity	1,144,325,417	789,433,404

Total liabilities and stockholders’ equity	$1,690,338,507	$1,347,990,954

NET ASSETS PER SHARE	$15.74	$15.17

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME:
From non-control/non-affiliate company investments:
Interest from investments	$35,827,080	$22,894,133	$99,972,569	$58,682,492
Capital structuring service fees	578,147	3,888,145	6,845,104	10,304,843
Interest from cash & cash equivalents	790,522	938,670	2,282,478	1,369,847
Dividend income	634,816	—	1,384,816	1,170,000
Other income	218,131	154,962	724,812	441,972
Total investment income from non-control/non-affiliate company investments	38,048,696	27,875,910	111,209,779	71,969,154

From non-control affiliated company investments:
Interest from investments	5,669,413	3,611,098	13,315,182	8,848,228
Capital structuring service fees	—	200,000	2,635,000	1,383,810
Dividend income	388,885	121,074	891,590	121,074
Other income	228,490	23,712	762,500	190,584
Total investment income from non-control affiliated company investments	6,286,788	3,955,884	17,604,272	10,543,696

From control affiliated company investments:
Interest from investments	1,355,340	—	3,181,102	—
Capital structuring service fees	2,107,231	—	2,899,231	—
Dividend income	121,074	—	121,074	—
Other income	12,305	—	29,918	—
Total investment income from control affiliated company investments	3,595,950	—	6,231,325	—

Total investment income	47,931,434	31,831,794	135,045,376	82,512,850

EXPENSES:
Interest and credit facility fees	9,352,757	4,901,647	25,466,645	11,405,010
Base management fees	6,158,583	3,660,997	17,062,254	9,311,853
Incentive management fees	5,966,011	4,464,141	16,949,183	14,327,424
Professional fees	1,039,619	618,059	3,529,025	1,766,147
Insurance	270,180	205,670	801,035	592,202
Administrative	291,000	201,763	736,357	567,787
Depreciation	103,425	99,595	306,903	148,896
Directors fees	64,750	52,750	192,750	189,919
Interest to the Investment Adviser	—	—	—	25,879
Other	855,059	552,221	2,268,655	937,837
Total expenses	24,101,384	14,756,843	67,312,807	39,272,954

NET INVESTMENT INCOME BEFORE INCOME TAXES	23,830,050	17,074,951	67,732,569	43,239,896

Income tax expense (benefit), including excise tax	(78,788)	(253,044)	(112,069)	4,927,471

NET INVESTMENT INCOME	23,908,838	17,327,995	67,844,638	38,312,425

REALIZED AND UNREALIZED NET GAINS ON INVESTMENTS:
Net realized gains (losses):
Net realized gains from non-control/non-affiliate company investments	7,398,059	1,611,935	(446,199)	26,055,526
Net realized gains from non-control affiliated company investments	—	—	—	47,283
Net realized gains from control affiliated company investments	3,488,289	—	3,808,759	—
Net realized gains from investments	10,886,348	1,611,935	3,362,560	26,102,809

Net unrealized gains (losses):
Net unrealized gains (losses) from non-control/non-affiliate company investments	(2,852,640)	(2,302,632)	9,431,260	(14,797,305)
Net unrealized gains (losses) from non-control affiliated company investments	(9,018,072)	1,503,824	(7,968,317)	(941,094)
Net unrealized gains from control affiliated company investments	—	—	7,410,493	—
Net unrealized gains (losses) from investments	(11,870,712)	(798,808)	8,873,436	(15,738,399)

Net realized and unrealized gains (losses) from investments	(984,364)	813,127	12,235,996	10,364,410

NET INCREASE IN STOCKHOLDERS' EQUITY RESULTING FROM OPERATIONS	$22,924,474	$18,141,122	$80,080,634	$48,676,835

BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 4)	$0.32	$0.39	$1.25	$1.19

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 4)	70,712,458	46,880,245	64,296,949	41,018,821

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2007

Company {1}	Industry	Investment	Interest {20}	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets

Healthcare - Services
American Renal Associates, Inc.	Dialysis provider	Senior secured loan ($2,131,147 par due 12/2010)	8.36% (Libor+ 3.25%/S)	12/14/05	$2,131,147	$2,131,147	$1.00	{3}
		Senior secured loan ($5,770,492 par due 12/2011)	8.36% (Libor + 3.25%/S)	12/14/05	5,770,492	5,770,492	$1.00	{3}
		Senior secured loan ($42,623 par due 12/2011)	9.50% (Base Rate + 1.75%/D)	12/14/05	42,623	42,623	$1.00	{3}
		Senior secured loan ($393,741 par due 12/2011)	8.36% (Libor + 3.25%/Q)	12/14/05	393,741	393,741	$1.00
		Senior secured loan ($261,997 par due 12/2011)	8.36% (Libor + 3.25%/Q)	12/14/05	261,997	261,997	$1.00	{3}
		Senior secured loan ($196,721 par due 12/2010)	8.45% (Libor + 3.25%/Q)	12/14/05	196,721	196,721	$1.00	{3}
		Senior secured loan ($196,721 par due 12/2010)	9.20% (Libor + 4.00%/Q)	12/14/05	196,721	196,721	$1.00	{3}
		Senior secured loan ($3,937,406 par due 12/2011)	8.61% (Libor + 3.25% /Q)	12/14/05	3,937,406	3,937,406	$1.00
		Senior secured loan ($2,619,971 par due 12/2011)	8.61% (Libor + 3.25% /Q)	12/14/05	2,619,971	2,619,971	$1.00	{3}

Capella Healthcare, Inc.	Acute care hospital operator	Junior secured loan ($19,000,000 par due 11/2013)	10.70% (Libor + 5.50%/Q)	12/1/05	19,000,000	19,000,000	$1.00
		Junior secured loan ($30,000,000 par due 11/2013)	10.70% (Libor + 5.50%/Q)	12/1/05	30,000,000	30,000,000	$1.00	{2}

CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC {15}	Healthcare information management services	Senior secured revolving loan ($810,000 par due 3/2012)	10.38% (Libor + 5.00%/S)	6/15/07	810,000	810,000	$1.00
		Senior secured revolving loan ($810,000 par due 3/2012)	10.82% (Libor + 5.00%/M)	6/15/07	810,000	810,000	$1.00
		Senior secured revolving loan ($810,000 par due 3/2012)	10.36% (Libor + 5.00%/Q)	6/15/07	810,000	810,000	$1.00
		Senior secured loan ($20,333,333 par due 3/2012)	10.38% (Libor + 5.00%/S)	6/15/07	20,333,333	20,333,333	$1.00
		Senior secured loan ($20,333,333 par due 3/2012)	10.82% (Libor + 5.00%/M)	6/15/07	20,333,333	20,333,333	$1.00
		Senior secured loan ($20,333,333 par due 3/2012)	10.36% (Libor + 5.00%/Q)	6/15/07	20,333,333	20,333,333	$1.00
		Preferred stock (6,000 shares)		6/15/07	6,000,000	6,000,000	$1,000.00	{5}
		Common stock (9,679 shares)		6/15/07	4,000,000	4,000,000	$413.27	{5}
		Common stock (1,546 shares)		6/15/07	—	—	$—	{5}

DSI Renal, Inc.	Dialysis provider	Senior subordinated note ($70,971,360 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/06	70,588,540	70,971,360	$1.00	{4}
		Senior subordinated note ($11,459,476 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/06	11,459,476	11,459,476	$1.00	{4} {3}
		Senior secured revolving loan ($3,200,000 par due 3/2013)	8.38% (Libor + 3.00%/Q)	4/4/06	3,200,000	3,158,400	$0.99
		Senior secured revolving loan ($1,600,000 par due 3/2013)	8.63% (Libor + 3.00%/Q)	4/4/06	1,600,000	1,579,200	$0.99
		Senior secured revolving loan ($800,000 par due 3/2013)	8.56% (Libor + 3.00%/Q)	4/4/06	800,000	789,600	$0.99
		Senior secured revolving loan ($800,000 par due 3/2013)	8.56% (Libor + 3.00%/M)	4/4/06	800,000	789,600	$0.99
		Senior secured revolving loan ($267,200 par due 3/2013)	10.25% (Base Rate + 2.50%/D)	4/4/06	267,200	263,726	$0.99

MPBP Holdings, Inc., Cohr Holdings, Inc.	Healthcare equipment services	Junior secured loan ($20,000,000 par due 1/2014)	11.53% (Libor + 6.25%/S)	1/31/07	20,000,000	20,000,000	$1.00
and MPBP Acquisition Co., Inc.		Junior secured loan ($12,000,000 par due 1/2014)	11.53% (Libor + 6.25%/S)	1/31/07	12,000,000	12,000,000	$1.00	{3}
		Common stock (50,000 shares)		1/31/07	5,000,000	5,000,000	$100.00	{5}

MWD Acquisition Sub, Inc.	Dental services	Senior secured loan ($4,974,519 par due 5/2013)	8.57% (Libor + 3.25%/S)	5/3/07	4,962,083	4,962,083	$1.00
		Senior secured loan ($12,740 par due 5/2013)	8.61% (Libor + 3.25%/Q)	5/3/07	12,709	12,709	$1.00
		Junior secured loan ($5,000,000 par due 5/2012)	11.57% (Libor + 6.25%/S)	5/3/07	5,000,000	5,000,000	$1.00

OnCURE Medical Corp.	Radiation oncology care provider	Senior subordinated note ($25,956,654 par due 8/2013)	11.00% Cash, 1.50% PIK	8/18/06	25,956,654	25,956,654	$1.00	{4}
		Senior secured loan ($1,416,690 par due 8/2008)	9.25% (Libor + 3.50%/Q)	8/23/06	1,416,690	1,416,690	$1.00
		Senior secured loan ($3,248,438 par due 8/2011)	9.25% (Libor + 3.50%/Q)	8/23/06	3,248,438	3,248,438	$1.00
		Common stock (857,143 shares)		8/18/06	3,000,000	3,000,000	$3.50	{5}

Triad Laboratory Alliance, LLC	Laboratory services	Senior subordinated note ($15,026,980 par due 12/2012)	12.00% cash, 1.75% PIK	12/21/05	15,026,980	15,026,980	$1.00	{4}
		Senior secured loan ($6,877,500 par due 12/2011)	8.45% (Libor + 3.25%/Q)	12/21/05	6,877,500	6,877,500	$1.00
		Senior secured loan ($2,947,500 par due 12/2011)	8.45% (Libor + 3.25%/Q)	12/21/05	2,947,500	2,947,500	$1.00	{3}
					332,144,588	332,440,734			29.13%

Education
ELC Acquisition Corporation	Developer, manufacturer and retailer of educational products	Senior secured loan ($2,707,304 par due 11/2012)	9.18% (Libor + 3.75%/S)	11/30/06	2,707,304	2,707,304	$1.00
		Junior secured loan ($8,333,333 par due 11/2013)	12.50% (Libor + 7.00%/M)	11/30/06	8,333,333	8,333,333	$1.00	{3}
		Senior secured loan ($355,268 par due 11/2012)	9.18% (Libor + 3.75%/S)	11/30/06	355,268	355,268	$1.00	{3}

Equinox EIC Partners, LLC and	Medical school operator	Senior secured revolving loan ($5,000,000 par due 12/2012)	11.36% (Libor + 6.00%/Q)	4/3/07	5,000,000	5,000,000	$1.00
MUA Management Company, Ltd. {1}, {9}		Senior secured revolving loan ($988,503 par due 12/2012)	13.25% (Base Rate + 5.00%/D)	4/3/07	988,503	988,503	$1.00

		Senior secured revolving loan ($2,000,000 par due 12/2012)	11.33% (Libor + 6.00%/Q)	4/3/07	2,000,000	2,000,000	$1.00
		Senior secured loan ($7,700,000 par due 12/2012)	11.20% (Libor + 6.00%/Q)	4/3/07	7,700,000	7,700,000	$1.00
		Senior secured loan ($30,500,000 par due 12/2012)	11.11% (Libor + 6.00%/S)	9/21/07	30,500,000	30,500,000	$1.00
		Senior secured loan ($7,375,000 par due 12/2012)	11.36% (Libor + 6.00%/Q)	4/3/07	7,375,000	7,375,000	$1.00	{3}
		Senior secured loan ($100,000 par due 12/2012)	12.75% (Base Rate + 5.00%/Q)	4/3/07	100,000	100,000	$1.00	{3}
		Common membership units (26.27% interest)		9/21/07	15,500,000	15,500,000		{5}

Instituto de Banca y Comercio, Inc. {18}	Private school operator	Senior secured revolving loan ($1,500,000 par due 3/2014)	8.13% (Libor + 3.00%/M)	3/15/07	1,500,000	1,500,000	$1.00
		Senior secured loan ($24,438,750 par due 3/2014)	10.36% (Libor + 5.00%/Q)	3/15/07	24,438,750	24,438,750	$1.00
		Senior secured loan ($11,970,000 par due 3/2014)	10.36% (Libor + 5.00%/Q)	3/15/07	11,970,000	11,970,000	$1.00	{3}

Lakeland Finance, LLC	Private school operator	Senior secured note ($18,000,000 par due 12/2012)	11.50%	12/13/05	18,000,000	18,000,000	$1.00
		Senior secured note ($15,000,000 par due 12/2012)	11.50%	12/13/05	15,000,000	15,000,000	$1.00	{2}
					151,468,158	151,468,158			13.27%

Printing, Publishing and Media
Canon Communications LLC	Print publications services	Junior secured loan ($7,525,000 par due 11/2011)	11.88% (Libor + 6.75%/M)	5/25/05	7,525,000	7,525,000	$1.00
		Junior secured loan ($4,250,000 par due 11/2011)	11.88% (Libor + 6.75%/M)	5/25/05	4,250,000	4,250,000	$1.00	{2}
		Junior secured loan ($12,000,000 par due 11/2011)	11.88% (Libor + 6.75%/M)	5/25/05	12,000,000	12,000,000	$1.00	{3}

Courtside Acquisition Corp.	Community newspaper publisher	Senior subordinated loan ($31,150,000 par due 6/2014)	15.00% PIK	6/29/07	31,150,000	31,150,000	$1.00	{4}

Daily Candy, Inc. {11}	Internet publication provider	Senior secured loan ($10,355,330 par due 5/2009)	10.38% (Libor + 5.00%/S)	5/25/06	11,067,442	10,355,330	$1.00
		Senior secured loan ($11,695,431 par due 5/2009)	10.38% (Libor + 5.00%/S)	5/25/06	12,499,698	11,695,431	$1.00	{3}
		Senior secured loan ($152,267 par due 5/2009)	10.38% (Libor + 5.00%/S)	5/25/06	162,738	152,267	$1.00
		Senior secured loan ($171,972 par due 5/2009)	10.38% (Libor + 5.00%/S)	5/25/06	183,798	171,972	$1.00	{3}
		Common stock (1,250,000 shares)		5/25/06	2,375,000	4,085,000	$3.27	{5}
		Warrants to purchase 1,381,578 shares		5/25/06	2,624,998	4,514,997	$3.27	{5}

National Print Group, Inc.	Printing management services	Senior secured revolving loan ($827,524 par due 3/2012)	10.75% (Base Rate + 2.50%/D)	3/2/06	827,524	827,524	$1.00
		Senior secured revolving loan ($913,043 par due 3/2012)	9.22% (Libor + 3.50%/M)	3/2/06	913,043	913,043	$1.00
		Senior secured loan ($4,911,854 par due 3/2012)	8.70% (Libor + 3.50%/Q)	3/2/06	4,911,854	4,911,854	$1.00	{3}
		Senior secured loan ($239,674 par due 3/2012)	10.25% (Base Rate + 2.50%/D)	3/2/06	239,674	239,674	$1.00	{3}
		Senior secured loan ($5,110,685 par due 3/2012)	9.04% (Libor + 3.50%/Q)	3/2/06	5,110,685	5,110,685	$1.00	{3}
		Senior secured loan ($2,244,052 par due 8/2012)	12.34% (Libor + 7.00%/B)	3/2/06	2,244,052	2,244,052	$1.00
		Senior secured loan ($406,132 par due 8/2012)	12.34% (Libor + 7.00%/B)	3/2/06	406,132	406,132	$1.00	{3}
		Senior secured loan ($1,932,806 par due 8/2012)	12.36% (Libor + 7.00%/Q)	3/2/06	1,932,806	1,932,806	$1.00
		Senior secured loan ($349,802 par due 8/2012)	12.36% (Libor + 7.00%/Q)	3/2/06	349,802	349,802	$1.00	{3}
		Preferred stock (9,344 shares)		3/2/06	2,000,000	2,000,000	$214.04	{5}

The Teaching Company, LLC and	Education publications provider	Senior secured loan ($40,000,000 par due 9/2012)	10.50%	9/29/06	40,000,000	40,000,000	$1.00
The Teaching Company Holdings, Inc. {21}		Preferred stock (29,969 shares)		9/29/06	2,996,921	2,996,921	$100.00	{5}
		Common stock (15,393 shares)		9/29/06	3,079	3,079	$0.20	{5}
					145,774,246	147,835,569			12.95%

Financial
Abingdon Investments Limited {13} {18} {19}	Investment company	Ordinary shares (948,500 shares)		12/15/06	9,032,978	8,195,040	$8.64	{5}

Firstlight Financial Corporation {14} {19}	Investment company	Senior subordinated loan ($63,313,824 par due 12/2016)	10.00% PIK	12/31/06	63,313,824	63,313,824	$1.00	{4}
		Common stock (10,000 shares)		12/31/06	10,000,000	10,000,000	$1,000.00	{5}
		Common stock (30,000 shares)		12/31/06	30,000,000	30,000,000	$1,000.00	{5}

Imperial Capital Group, LLC {19}	Investment banking services	Common units (7,710 shares)		5/10/07	14,997,159	14,997,159	$1,945.16	{5}
		Common units (2,526 shares)		5/10/07	2,526	2,526	$1.00	{5}
		Common units (315 shares)		5/10/07	315	315	$1.00	{5}

Partnership Capital Growth Fund I, L.P. {19}	Investment partnership	Limited partnership interest (25% interest)		6/16/06	1,317,082	1,317,082		{5}
					128,663,884	127,825,946			11.20%

Retail
Apogee Retail, LLC	For-profit thrift retailer	Senior secured loan ($19,397,033 par due 3/2012)	10.39% (Libor + 5.25%/S)	3/27/07	19,397,033	19,397,033	$1.00
		Senior secured loan ($19,900,000 par due 3/2012)	10.39% (Libor + 5.25%/S)	3/27/07	19,900,000	19,900,000	$1.00	{2}
		Senior secured loan ($11,940,000 par due 3/2012)	10.39% (Libor + 5.25%/S)	3/27/07	11,940,000	11,940,000	$1.00	{3}

Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Senior subordinated note ($28,416,285 par due 8/2014)	10.00% cash, 2.00% PIK	8/8/06	28,416,285	28,416,285	$1.00	{2} {4}
		Common stock (1,170,182 shares)		8/8/06	4,500,000	4,500,000	$3.85	{5}

Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($4,752,000 par due 9/2012)	10.25% (Libor + 4.75%/Q)	9/28/06	4,752,000	4,752,000	$1.00	{3}
		Senior secured loan ($14,000,000 par due 9/2012)	11.50% (Libor + 6.00%/M)	9/28/06	14,000,000	14,000,000	$1.00	{2}
		Senior secured loan ($14,000,000 par due 9/2012)	11.50% (Libor + 6.00%/M)	9/28/06	14,000,000	14,000,000	$1.00
		Senior secured loan ($7,200,000 par due 9/2012)	11.50% (Libor + 6.00%/M)	9/28/06	7,200,000	7,200,000	$1.00	{3}
		Preferred stock (80 shares)		9/28/06	1,800,000	1,800,000	$22,500.00	{5}
		Common stock (800 shares)		9/28/06	200,000	200,000	$250.00	{5}
					126,105,318	126,105,318			11.05%

Services - Other
American Residential Services, LLC	Plumbing, heating and air-conditioning services	Junior secured loan ($10,050,555 par due 4/2015)	10.00% Cash, 2.00% PIK	4/17/07	10,050,555	10,050,555	$1.00	{4}

Diversified Collection Services, Inc.	Collections services	Senior secured loan ($5,011,838 par due 2/2011)	10.88% (Libor + 5.00%/M)	2/2/05	5,011,838	4,360,299	$0.87	{3}
		Senior secured loan ($1,742,026 par due 8/2011)	14.07% (Libor + 8.50%/M)	2/2/05	1,742,026	1,358,781	$0.78	{2}
		Senior secured loan ($6,757,974 par due 8/2011)	14.07% (Libor + 8.50%/M)	2/2/05	6,757,974	5,271,219	$0.78	{3}
		Preferred stock (14,927 shares)		5/18/06	169,123	—	$—	{5}
		Common stock (114,004 shares)		2/2/05	295,270	—	$—	{5}

GCA Services Group, Inc.	Custodial services	Senior secured loan ($8,000,000 par due 12/2011)	12.00%	12/15/06	8,000,000	8,000,000	$1.00
		Senior secured loan ($30,000,000 par due 12/2011)	12.00%	12/15/06	30,000,000	30,000,000	$1.00	{2}
		Senior secured loan ($12,000,000 par due 12/2011)	12.00%	12/15/06	12,000,000	12,000,000	$1.00	{3}

Growing Family, Inc. and GFH Holdings, LLC	Photography services	Senior secured revolving loan ($762,500 par due 8/2011)	9.25% (Base Rate + 1.50%/D)	3/16/07	762,500	762,500	$1.00
		Senior secured revolving loan ($500,000 par due 8/2011)	8.36% (Libor + 3.00%/B)	3/16/07	500,000	500,000	$1.00
		Senior secured loan ($366,950 par due 8/2011)	9.01% (Libor + 3.50%/Q)	3/16/07	366,950	366,950	$1.00
		Senior secured loan ($9,645,550 par due 8/2011)	9.01% (Libor + 3.50%/Q)	3/16/07	9,645,550	9,645,550	$1.00	{3}
		Senior secured loan ($70,550 par due 8/2011)	9.15% (Libor + 3.50%/Q)	3/16/07	70,550	70,550	$1.00
		Senior secured loan ($1,854,450 par due 8/2011)	9.15% (Libor + 3.50%/Q)	3/16/07	1,854,450	1,854,450	$1.00	{3}
		Senior secured loan ($3,575,000 par due 8/2011)	11.65% (Libor + 6.00%/Q)	3/16/07	3,575,000	3,575,000	$1.00
		Senior secured loan ($35,814 par due 8/2011)	11.65% (Libor + 6.00%/Q)	3/16/07	35,814	35,814	$1.00
		Common stock (552,430 shares)		3/16/07	872,286	599,994	$1.09	{5}

NPA Acquisition, LLC	Powersport vehicle auction operator	Senior secured loan ($4,066,667 par due 8/2012)	8.61% (Libor + 3.25%/Q)	8/28/06	4,066,667	4,066,667	$1.00
		Senior secured loan ($133,333 par due 8/2012)	9.07% (Libor + 3.25%/M)	8/28/06	133,333	133,333	$1.00
		Senior secured loan ($145,057 par due 8/2012)	9.75% (Base Rate + 2.00%/D)	8/28/06	145,057	145,057	$1.00
		Junior secured loan ($2,000,000 par due 2/2013)	11.95% (Libor + 6.75%/Q)	8/23/06	2,000,000	2,000,000	$1.00
		Junior secured loan ($12,000,000 par due 2/2013)	11.95% (Libor + 6.75%/Q)	8/23/06	12,000,000	12,000,000	$1.00	{3}
		Common units (1,709 shares)		8/23/06	1,000,000	1,000,000	$585.14	{5}
					111,054,943	107,796,719			9.44%

Consumer Products - Non-Durable
Badanco Enterprises, Inc.	Luggage manufacturer	Senior secured loan ($5,937,500 par due 1/2012)	9.86% (Libor + 4.50%/Q)	1/24/07	5,937,500	5,937,500	$1.00	{3}
		Senior secured loan ($5,000,000 par due 1/2012)	9.86% (Libor + 4.50%/Q)	1/24/07	5,000,000	5,000,000	$1.00	{3}

Innovative Brands, LLC	Consumer products and personal care manufacturer	Senior Secured Loan ($12,902,500 par due 9/2011)	11.13%	10/12/06	12,902,500	12,902,500	$1.00
		Senior Secured Loan ($11,910,000 par due 9/2011)	11.13%	10/12/06	11,910,000	11,910,000	$1.00	{3}

Making Memories Wholesale, Inc. {7}	Scrapbooking branded products manufacturer	Senior secured loan ($7,283,333 par due 3/2011)	10.25% (Base Rate + 2.50%/D)	5/5/05	7,283,333	7,283,333	$1.00	{3}
		Senior subordinated loan ($10,465,650 par due 5/2012)	12.00% cash, 4.00% PIK	5/5/05	10,465,650	10,465,650	$1.00	{2} {4}
		Preferred stock (3,759 shares)		5/5/05	3,758,800	1,320,000	$351.16	{5}

Shoes for Crews, LLC	Safety footwear and slip-related mats	Senior secured loan ($1,113,688 par due 7/2010)	8.63% (Libor + 3.25%/S)	10/8/04	1,120,241	1,120,241	$1.01	{3}
		Senior secured revolving loan ($3,333,333 par due 7/2010)	9.75% (Base Rate + 2.00%/D)	6/16/06	3,333,333	3,333,333	$1.00

The Thymes, LLC {17}	Cosmetic products manufacturer	Preferred units (6,850 units)	8.00% PIK	6/21/07	7,047,585	7,047,585	$1,028.84	{4}
		Common units (6,850 units)		6/21/07	—	—	$—	{5}

Wear Me Apparel, LLC	Clothing manufacturer	Senior subordinated notes ($22,557,500 par due 4/2013)	12.60% cash, 1.00% PIK	4/2/07	22,557,500	22,557,500	$1.00	{2} {4}
		Common stock (10,000 shares)		4/2/07	10,000,000	7,000,000	700.00	{5}
					101,316,442	95,877,642			8.40%

Manufacturing
Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan ($5,616,000 par due 4/2010)	10.35% (Libor + 5.00%/M)	3/28/05	5,650,203	5,616,000	$1.00	{3}

Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($10,164,115 par due 5/2011)	10.07% (Libor + 4.25%/M)	5/16/06	10,164,115	10,164,115	$1.00	{3}
		Senior secured loan ($3,728,092 par due 5/2011)	11.82% (Libor + 6.00%/M)	5/16/06	3,728,091	3,728,092	$1.00
		Senior secured loan ($1,522,742 par due 5/2011)	11.82% (Libor + 6.00%/M)	5/16/06	1,522,742	1,522,742	$1.00	{3}
		Senior secured loan ($4,344,014 par due 5/2011)	10.00% cash, 3.00% PIK	5/16/06	4,354,874	4,354,874	$1.00	{4}

Professional Paint, Inc.	Paint manufacturer	Junior secured loan ($1,000,000 par due 5/2013)	11.88% (Libor + 6.25%/B)	5/25/06	1,000,000	1,000,000	$1.00	{3}

Qualitor, Inc.	Automotive aftermarket components supplier	Senior secured loan ($1,778,980 par due 12/2011)	9.45% (Libor + 4.25%/Q)	12/29/04	1,778,980	1,778,980	$1.00	{3}
		Junior secured loan ($5,000,000 par due 6/2012)	12.45% (Libor + 7.25%/Q)	12/29/04	5,000,000	5,000,000	$1.00	{3}

Reflexite Corporation {10}	Developer and manufacturer of high-visibility reflective products	Common Stock (1,821,860 shares)		3/28/06	27,435,318	34,615,340	$19.00	{5}

Saw Mill PCG Partners LLC	Precision components manufacturer	Common units (1,000 shares)		2/2/07	1,000,000	1,000,000	1,000.00	{5}

Universal Trailer Corporation {6}	Livestock and specialty trailer manufacturer	Common stock (50,000 shares)		10/8/04	6,424,645	1,523,375	$30.47	{5}
		Warrants to purchase 22,208 shares		10/8/04	1,505,776	676,622	$30.47	{5}

Varel Holdings, Inc.	Drill bit manufacturer	Common stock (30,451 shares)		5/18/05	3,045	4,000,001	$131.36	{5}
					69,567,789	74,980,141			6.57%

Restaurants
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($2,000,000 par due 11/2013)	8.38% (Libor + 3.00%/S)	11/27/06	2,000,000	2,000,000	$1.00
		Senior secured revolving loan ($1,236,726 par due 11/2013)	9.75% (Base Rate + 2.00%/D)	11/27/06	1,236,726	1,236,726	$1.00
		Senior secured loan ($49,511 par due 11/2012)	14.25% (Base Rate + 6.50%/D)	11/27/06	49,511	49,511	$1.00
		Senior secured loan ($2,500 par due 11/2012)	14.25% (Base Rate + 6.50%/D)	11/27/06	2,500	2,500	$1.00	{2}
		Senior secured loan ($35,489 par due 11/2012)	14.25% (Base Rate + 6.50%/D)	11/27/06	35,489	35,489	$1.00	{3}
		Senior secured loan ($19,606,317 par due 11/2012)	12.88% (Libor + 7.50%/S)	11/27/06	19,606,317	19,606,317	$1.00
		Senior secured loan ($990,000 par due 11/2012)	12.88% (Libor + 7.50%/S)	11/27/06	990,000	990,000	$1.00	{2}
		Senior secured loan ($14,053,683 par due 11/2012)	12.88% (Libor + 7.50%/S)	11/27/06	14,053,683	14,053,683	$1.00	{3}
		Promissory note ($10,463,601 par due 11/2016)	10.00% PIK	6/1/06	10,451,801	10,463,601	$1.00	{4} {5}
		Warrants to purchase 0.61 shares		6/1/06	—	—	$—	{5}

Encanto Restaurants, Inc. {18}	Restaurant owner and operator	Junior secured loan ($24,000,000 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/06	24,142,333	24,142,333	$1.00	{4}
		Junior secured loan ($1,000,000 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/06	1,005,931	1,005,931	$1.00	{3} {4}
					73,574,291	73,586,091			6.45%

Environmental Services
AWTP, LLC	Water treatment services	Junior secured loan ($1,604,000 par due 12/2012)	13.43% (Libor + 8.50%/A)	12/23/05	1,604,044	1,604,044	$1.00
		Junior secured loan ($12,030,333 par due 12/2012)	13.43% (Libor + 8.50%/A)	12/23/05	12,030,333	12,030,333	$1.00	{3}

Mactec, Inc.	Engineering and environmental services	Common stock (16 shares)		11/3/04	—	334	$20.86	{5}
		Common stock (5,556 shares)		11/3/04	—	115,444	$20.78	{5}

Waste Pro USA, Inc.	Waste management services	Senior subordinated loan ($25,000,000 par due 11/2013)	11.50%	11/9/06	25,000,000	25,000,000	$1.00	{2}
		Preferred stock (15,000 shares)	10.00% PIK	11/9/06	15,000,000	15,000,000	$1,000.00	{4}
		Warrants to purchase 882,671 shares		11/9/06	—	3,999,999	$4.53	{5}

Wastequip, Inc.	Waste management equipment manufacturer	Senior subordinated loan ($12,602,083 par due 2/2015)	12.00%	2/5/07	12,602,083	12,602,084	$1.00
		Common stock (13,889 shares)		2/2/07	1,388,889	1,388,889	$100.00	{5}
					67,625,349	71,741,127			6.29%

Containers-Packaging
Captive Plastics, Inc.	Plastics container manufacturer	Junior secured loan ($15,500,000 par due 2/2012)	12.61% (Libor + 7.25%/Q)	12/19/05	15,500,000	15,500,000	$1.00
		Junior secured loan ($12,000,000 par due 2/2012)	12.61% (Libor + 7.25%/Q)	12/19/05	12,000,000	12,000,000	$1.00	{3}

Industrial Container Services, LLC {8}	Industrial container manufacturer, reconditioner and servicer	Senior secured loan ($9,875,000 par due 9/2011)	9.15% (Libor + 4.00%/M)	9/30/05	9,875,000	9,875,000	$1.00
		Senior secured loan ($12,036,488 par due 9/2011)	9.15% (Libor + 4.00%/M)	6/21/06	12,036,488	12,036,488	$1.00
		Senior secured loan ($992,405 par due 9/2011)	9.15% (Libor + 4.00%/M)	6/21/06	992,405	992,405	$1.00	{2}
		Senior secured loan ($15,199,368 par due 9/2011)	9.15% (Libor + 4.00%/M)	6/21/06	15,199,368	15,199,368	$1.00	{3}
		Common stock (1,800,000 shares)		9/29/05	1,800,000	3,499,992	$1.94	{5}
					67,403,261	69,103,253			6.05%

Business Services
Investor Group Services, LLC {16}	Financial services	Senior secured loan ($1,000,000 par due 6/2011)	12.00%	6/22/06	1,000,000	1,000,000	$1.00	{3}
		Limited liability company membership interest (10.00% interest)		6/22/06	—	—	—	{5}

Miller Heiman, Inc.	Sales consulting services	Senior secured loan ($2,062,523 par due 6/2010)	8.38% (Libor + 3.25%/M)	6/20/05	2,062,523	2,062,523	$1.00	{3}
		Senior secured loan ($3,987,000 par due 6/2012)	8.95% (Libor + 3.75%/Q)	6/20/05	3,987,000	3,987,000	$1.00	{3}

MR Processing Holding Corp.	Bankruptcy and foreclosure processing services	Senior subordinated note ($29,374,140 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/07	29,374,140	29,374,140	$1.00	{2} {4}
		Preferred stock (30,000 shares)		4/11/06	3,000,000	4,500,000	$150.00	{5}

Primis Marketing Group, Inc. and Primis Holdings, LLC {12}	Database marketing services	Senior subordinated note ($10,222,345 par due 2/2013)	11.00% Cash, 2.50% PIK	8/24/06	10,222,345	8,586,770	$0.84	{2} {4}
		Preferred units (4,000 shares)		8/24/06	3,600,000	—	$—	{5}
		Common units (4,000,000 shares)		8/24/06	400,000	—	$—	{5}

R2 Acquisition Corp.	Advertising agency	Senior secured loan ($1,995,000 par due 5/2013)	10.01% (Libor +4.50%/Q)	5/29/07	1,995,000	1,995,000	$1.00
		Senior secured loan ($5,000 par due 5/2013)	11.50% (Base Rate + 3.25%/D)	5/29/07	5,000	5,000	$1.00
		Common Stock (250,000 shares)		5/29/07	250,000	250,000	$1.00	{5}

Summit Business Media, LLC	Business media consulting services	Junior secured loan ($10,000,000 par due 11/2013)	12.13% (Libor + 7.00%/M)	8/3/07	10,000,000	10,000,000	$1.00	{3}
					65,896,008	61,760,433			5.41%

Beverage, Food and Tobacco
Best Brands Corporation	Baked goods manufacturer	Junior secured loan ($26,170,754 par due 6/2013)	17.57% (Libor + 12.00%/M)	12/14/06	26,170,754	26,170,749	$1.00	{2}
		Junior secured loan ($11,744,368 par due 6/2013)	17.57% (Libor + 12.00%/M)	12/14/06	11,744,368	11,744,368	$1.00	{3}

Charter Baking Company, Inc.	Baked goods manufacturer	Preferred stock (6,258 shares)		9/1/06	2,500,000	2,500,000	$399.49	{5}

Farley's & Sathers Candy Company, Inc.	Branded candy manufacturer	Junior secured loan ($10,000,000 par due 3/2011)	11.38% (Libor + 6.00%/S)	3/23/06	10,000,000	10,000,000	$1.00	{3}
					50,415,122	50,415,117			4.42%
Computers and Electronics
RedPrairie Corporation	Software manufacturer	Junior secured loan ($6,500,000 par due 1/2013)	11.86% (Libor + 6.50%/Q)	7/13/06	6,500,000	6,500,000	$1.00
		Junior secured loan ($12,000,000 par due 1/2013)	11.86% (Libor + 6.50%/Q)	7/13/06	12,000,000	12,000,000	$1.00	{3}

X-rite, Incorporated	Artwork software manufacturer	Junior secured loan ($10,000,000 par due 7/2013)	10.72% (Libor + 5.00%/M)	7/6/06	10,000,000	10,100,000	$1.01	{3}
					28,500,000	28,600,000			2.51%

Grocery
Planet Organic Health Corp. {18}	Organic grocery store operator	Senior secured loan ($7,000,000 par due 7/2014)	10.86% (Libor + 5.50%/Q)	7/3/07	7,000,000	7,000,000	$1.00
		Senior secured loan ($10,500,000 par due 7/2014)	10.86% (Libor + 5.50%/Q)	7/3/07	10,500,000	10,500,000	$1.00	{3}
		Senior subordinated note ($9,044,000 par due 7/2012)	11.00% Cash, 2.00% PIK	7/3/07	9,044,000	9,044,000	$1.00	{4}
					26,544,000	26,544,000			2.33%

Aerospace & Defense
ILC Industries, Inc.	Industrial products provider	Junior secured loan ($12,000,000 par due 8/2012)	11.50%	6/27/06	12,000,000	12,000,000	$1.00	{3}
		Junior secured loan ($3,000,000 par due 8/2012)	11.50%	6/27/06	3,000,000	3,000,000	$1.00

Thermal Solutions LLC and TSI Group, Inc.	Thermal management and electronics packaging manufacturer	Senior secured loan ($2,805,371 par due 3/2012)	9.45% (Libor + 4.25%/Q)	3/28/05	2,805,370	2,760,485	$0.98	{3}
		Senior secured loan ($1,251,085 par due 3/2011)	8.95% (Libor + 3.75%/Q)	3/28/05	1,251,085	1,232,319	$0.99	{3}
		Senior subordinated notes ($3,212,652 par due 9/2012)	11.50% cash, 2.75% PIK	3/28/05	3,229,924	3,161,485	$0.98	{2} {4}
		Senior subordinated notes ($2,596,839 par due 3/2013)	11.50% cash, 2.50% PIK	3/21/06	2,597,020	2,500,937	$0.96	{2} {4}
		Preferred stock (53,900 shares)		3/28/05	539,000	522,399	$9.69	{5}
		Common stock (1,100,000 shares)		3/28/05	11,000	10,670	$0.01	{5}
					25,433,399	25,188,295			2.21%

Broadcasting and Cable
Pappas Telecasting Incorporated	Television broadcasting	Senior secured loan ($8,015,843 par due 2/2010)	15.04% (Libor + 4.66% cash, 5.00% PIK/Q)	3/1/06	8,019,183	7,698,550	$0.96	{4}
		Senior secured loan ($11,532,284 par due 2/2010)	15.04% (Libor + 4.66% cash, 5.00% PIK/Q)	3/1/06	11,537,089	11,075,798	$0.96	{4} {3}
		Senior secured loan ($759,477 par due 2/2010)	14.38% (Libor + 4.00% cash, 5.00% PIK/Q)	3/1/06	759,784	729,404	$0.96	{4}
		Senior secured loan ($1,092,648 par due 2/2010)	14.38% (Libor + 4.00% cash, 5.00% PIK/Q)	3/1/06	1,093,103	1,049,398	$0.96	{4} {3}
					21,409,159	20,553,150			1.80%

Cargo Transport
The Kenan Advantage Group, Inc.	Fuel transportation provider	Senior subordinated notes ($9,437,783 par due 12/2013)	9.50% cash, 3.50% PIK	12/15/05	9,437,783	9,437,783	$1.00	{2} {4}
		Senior secured loan ($2,456,271 par due 12/2011)	8.20% (Libor + 3.00%/Q)	12/15/05	2,456,271	2,456,271	$1.00	{3}
		Preferred stock (10,984 shares)		12/15/05	1,098,400	1,098,400	$100.00	{5}
		Common stock (30,575 shares)		12/15/05	30,575	30,575	$1.00	{5}
					13,023,029	13,023,029			1.14%

Housing - Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,784,979 par due 3/2011)	13.00% cash, 3.00% PIK	10/8/04	8,806,081	8,817,576	$1.00	{2} {4}
		Common stock (2,743 shares)		10/8/04	752,888	752,888	$274.48	{5}
		Warrants to purchase (4,464 shares)		10/8/04	652,503	652,503	$146.17	{5}
					10,211,472	10,222,967			0.90%

Consumer Products - Durable
Berkline/Benchcraft Holdings LLC	Furniture manufacturer and distributor	Promissory note ($1,000,000 par due 11/2012)		5/9/07	505,089	505,090	$0.10	{5}
					505,089	505,090			0.04%

Total					$1,616,635,547	$1,615,572,779

{1} Other than our investments in EIC Holding, Inc., The Thymes, LLC and Reflexite Corporation, we do not "Control" any of our portfolio companies, as defined in the Investment Company Act of 1940 (the "1940 Act"). In general, under the 1940 Act, we would "Control" a portfolio company if we owned 25% or more of its voting securities. All of our portfolio company investments are subject to legal restriction on sales which as of September 30, 2007 represented 141% of the Company's net assets.

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

{5} Non-income producing at September 30, 2007.

{6} As defined in the 1940 Act, we are an "Affiliate" of this portfolio company because we own more than 5% of the portfolio company's outstanding voting securities. For the nine months ended September 30, 2007, for this portfolio company there was total unrealized depreciation of ($5,730,424).

{7} As defined in the 1940 Act, we are an "Affiliate" of this portfolio company because we own more than 5% of the portfolio company's outstanding voting securities. For the nine months ended September 30, 2007, for this portfolio company there were total redemptions of $475,000 (cost), interest income of $1,780,797 and other income of $421.

{8} As defined in the 1940 Act, we are an "Affiliate" of this portfolio company because we own more than 5% of the portfolio company's outstanding voting securities. For the nine months ended September 30, 2007, for this portfolio company there were total purchases of $3,676,087, redemptions of $9,419,293 (cost), interest income of $2,897,625, other income of $112,931 and net unrealized appreciation of $1,699,992.

{9} As defined in the 1940 Act, we are an "Affiliate" of this portfolio company because we own more than 5% of the portfolio company's outstanding voting securities. In addition, as definded in the 1940 Act, we "Control" this portfoio company because we own more than 25% of the portfolio company's outstanding voting securities. For the nine months ended September 30, 2007, for this portfolio company there were total purchases of $80,988,503, sales of $4,000,000, redemptions of $20,532,342 (cost), interest income of $1,744,243, capital structuring service fees of $2,734,231, other income of $19,162 and net realized gain of $3,488,289.

{10} As defined in the 1940 Act, we are an "Affiliate" of this portfolio company because we own more than 5% of the portfolio company's outstanding voting securities. In addition, as defined in the 1940 Act, we "Control" this portfolio company because we own more than 25% of the portfolio company's outstanding voting securities. For the nine months ended September 30, 2007, there were total purchases of $1,752,427, redemptions of $10,682,338, interest income of $451,518, dividend income of $121,074, net realized gains of $320,470 and net unrealized appreciation of $7,410,493.

{11} As defined in the 1940 Act, we are an "Affiliate" of this portfolio company because we own more than 5% of the portfolio company's outstanding voting securities. For the nine months ended September 30, 2007, there were total purchases of $29,988,503, redemptions of $2,499,999 (cost), interest income of $2,468,346 and net unrealized appreciation of $2,987650.

{12} As defined in the 1940 Act, we are an "Affiliate" of this portfolio company because we own more than 5% of the portfolio company's outstanding voting securities. For the nine months ended September 30, 2007, there was total interest income of $860,848 and unrealized loss of ($5,635,575).

{13} As defined in the 1940 Act, we are an "Affiliate" of this portfolio company because we own more than 5% of the portfolio company's outstanding voting securities. For the nine months ended September 30, 2007, there was total dividend income of $891,590 and unrealized depreciation of ($1,289,960).

{14} As defined in the 1940 Act, we are an "Affiliate" of this portfolio company because we own more than 5% of the portfolio company's outstanding voting securities. For the nine months ended September 30, 2007, there were total purchases of $40,000,000, interest income of $3,313,824, capital structuring service fees of $37,500 and other income of $562,500.

{15} As defined in the 1940 Act, we are an "Affiliate" of this portfolio company because we own more than 5% of the portfolio company's outstanding voting securities. For the nine months ended September 30, 2007, there were total purchases of $135,930,000, sales of $62,500,000, capital structuring service fees of $2,597,500, interest income of $1,804,982 and other income of $68,021.

{16} As defined in the 1940 Act, we are an "Affiliate" of this portfolio company because we own more than 5% of the portfolio company's outstanding voting securities. For the nine months ended September 30, 2007, there were total purchases of $400,000, redemptions of $1,400,000, interest income of $188,760 and other income of $18,626.

{17} As defined in the 1940 Act, we are an "Affiliate" of this portfolio company because we own more than 5% of the portfolio company's outstanding voting securities. In addition, as defined in the 1940 Act, we "Control" this portfolio company because we own more than 25% of the portfolio company's outstanding voting securities. For the nine months ended September 30, 2007, there were total purchases of $6,925,000, sales of $75,000, capital structuring service fees of $165,000 and interest income of $197,444.

{18} Non-U.S. company or principal place of business outside the U.S.

{19} Non-registered investment company.

{20} A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either Libor or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower's option, which reset annually (A), semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, we have provided the current interest rate in effect at September 30, 2007.

{21} In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.50% on $24,166,667 aggregate principal amount of the portfolio company’s senior term debt previously syndicated by us.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2006

Company {1}	Industry	Investment	Interest {17}	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Healthcare - Services
American Renal Associates, Inc.	Dialysis provider	Senior secured loan ($2,688,524 par due 12/2010)	9.37% (Libor+ 4.00%/S)	12/14/05	$2,688,524	$2,688,524	$1.00	{3}
		Senior secured loan ($377,049 par due 12/2010)	10.75% (Base Rate + 2.50%/D)	12/14/05	377,049	377,049	$1.00	{3}
		Senior secured loan ($5,803,279 par due 12/2011)	9.87% (Libor + 4.50%/S)	12/14/05	5,803,279	5,803,279	$1.00	{3}
		Senior secured loan ($54,098 par due 12/2011)	11.25% (Base Rate + 3.00%/D)	12/14/05	54,098	54,098	$1.00	{3}
		Senior secured loan ($393,741 par due 12/2011)	12.37% (Libor + 7.00%/S)	12/14/05	393,741	393,741	$1.00
		Senior secured loan ($261,997 par due 12/2011)	12.37 (Libor + 7.00%/S)	12/14/05	261,997	261,997	$1.00	{3}
		Senior secured loan ($3,937,406 par due 12/2011)	12.37% (Libor + 7.00% /Q)	12/14/05	3,937,406	3,937,406	$1.00
		Senior secured loan ($2,619,971 par due 12/2011)	12.37% (Libor + 7.00% /Q)	12/14/05	2,619,971	2,619,971	$1.00	{3}

Capella Healthcare, Inc.	Acute care hospital operator	Junior secured loan ($31,000,000 par due 11/2013)	11.36% (Libor + 6.00%/Q)	12/1/05	31,000,000	31,000,000	$1.00

DSI Renal, Inc.	Dialysis provider	Senior subordinated note ($60,940,868 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/06	60,940,868	60,940,868	$1.00	{4}
		Senior subordinated note ($5,050,125 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/06	5,050,125	5,050,125	$1.00	{4} {3}
		Senior secured revolving loan ($4,000,000 par due 3/2013)	8.38% (Libor + 3.00%/Q)	4/4/06	4,000,000	4,000,000	$1.00
		Senior secured revolving loan ($960,000 par due 3/2013)	8.38% (Libor + 3.00%/Q)	4/4/06	960,000	960,000	$1.00
		Senior secured revolving loan ($1,600,000 par due 3/2013)	8.38% (Libor + 3.00%/Q)	4/4/06	1,600,000	1,600,000	$1.00
		Senior secured revolving loan ($1,600,000 par due 3/2013)	8.38% (Libor + 3.00%/Q)	4/4/06	1,600,000	1,600,000	$1.00
		Senior secured revolving loan ($2,096,000 par due 3/2013)	10.75% (Base Rate + 2.50%/D)	4/4/06	2,096,000	2,096,000	$1.00

OnCURE Medical Corp.	Radiation oncology care provider	Senior subordinated note ($23,318,089 par due 8/2013)	11.00% cash, 1.50% PIK	8/18/06	23,318,089	23,318,089	$1.00	{4}
		Senior secured loan ($3,403,750 par due 8/2011)	8.94% (Libor + 3.50%/S)	8/23/06	3,403,750	3,403,750	$1.00
		Common stock (857,143 shares)		8/18/06	3,000,000	3,000,000	$3.50	{5}

Triad Laboratory Alliance, LLC	Laboratory services	Senior subordinated note ($14,829,356 par due 12/2012)	12.00% cash, 1.75% PIK	12/21/05	14,829,356	14,829,355	$1.00	{4}
		Senior secured loan ($6,930,000 par due 12/2011)	8.61% (Libor + 3.25%/Q)	12/21/05	6,930,000	6,930,000	$1.00
		Senior secured loan ($2,970,000 par due 12/2011)	8.61% (Libor + 3.25%/Q)	12/21/05	2,970,000	2,970,000	$1.00	{3}
					177,834,253	177,834,252			22.53%

Printing, Publishing and Media
Canon Communications LLC	Print publications services	Junior secured loan ($7,525,000 par due 11/2011)	12.10% (Libor + 6.75%/M)	5/25/05	7,525,000	7,525,000	$1.00
		Junior secured loan ($4,250,000 par due 11/2011)	12.10% (Libor + 6.75%/M)	5/25/05	4,250,000	4,250,000	$1.00	{2}
		Junior secured loan ($12,000,000 par due 11/2011)	12.10% (Libor + 6.75%/M)	5/25/05	12,000,000	12,000,000	$1.00	{3}

Daily Candy, Inc. {11} {19}	Internet publication provider	Senior secured loan ($12,422,111 par due 5/2009)	10.36% (Libor + 5.00%/S)	5/25/06	12,744,556	12,422,111	$1.00
		Senior secured loan ($11,577,889 par due 5/2009)	10.36% (Libor + 5.00%/S)	5/25/06	11,878,414	11,577,889	$1.00	{3}
		Senior secured loan ($388,191 par due 5/2009)	10.36% (Libor + 5.00%/Q)	5/25/06	398,267	388,191	$1.00
		Senior secured loan ($361,809 par due 5/2009)	10.36% (Libor + 5.00%Q)	5/25/06	371,200	361,809	$1.00	{3}
		Senior secured loan ($64,698 par due 5/2009)	12.25% (Base Rate + 4.00%/D)	5/25/06	66,378	64,698	$1.00
		Senior secured loan ($60,302 par due 5/2009)	12.25% (Base Rate + 4.00%/D)	5/25/06	61,867	60,302	$1.00	{3}
		Common stock (1,250,000 shares)		5/25/06	2,375,000	2,375,000	$1.90	{5}
		Warrants to purchase 1,381,578 shares		5/25/06	2,624,998	2,624,998	$1.90	{5}

National Print Group, Inc.	Printing management services	Senior secured revolving loan ($2,336,173 par due 3/2012)	10.75% (Base Rate + 2.50%/D)	3/2/06	2,336,173	2,336,173	$1.00
		Senior secured loan ($5,295,652 par due 3/2012)	8.86% (Libor + 3.50%/Q)	3/2/06	5,295,652	5,295,652	$1.00	{3}
		Senior secured loan ($273,913 par due 3/2012)	10.75% (Base Rate + 2.50%/D)	3/2/06	273,913	273,913	$1.00	{3}
		Senior secured loan ($5,295,652 par due 3/2012)	8.85% (Libor + 3.50%/B)	3/2/06	5,295,652	5,295,652	$1.00	{3}
		Senior secured loan ($2,319,368 par due 8/2012)	12.37% (Libor + 7.00%/Q)	3/2/06	2,319,368	2,319,368	$1.00
		Senior secured loan ($419,763 par due 8/2012)	12.37% (Libor + 7.00%/Q)	3/2/06	419,763	419,763	$1.00	{3}
		Senior secured loan ($1,932,806 par due 8/2012)	12.38% (Libor + 7.00%/Q)	3/2/06	1,932,806	1,932,806	$1.00
		Senior secured loan ($349,802 par due 8/2012)	12.38% (Libor + 7.00%/Q)	3/2/06	349,802	349,802	$1.00	{3}
		Preferred stock (9,344 shares)		3/2/06	2,000,000	2,000,000	$214.04	{5}

The Teaching Company, LLC and	Education publications provider	Senior secured loan ($28,000,000 par due 9/2012)	10.50%	9/29/06	28,000,000	28,000,000	$1.00
The Teaching Company Holdings, Inc. {18}		Senior secured loan ($12,000,000 par due 9/2012)	10.50%	9/29/06	12,000,000	12,000,000	$1.00	{3}
		Preferred stock (29,969 shares)		9/29/06	2,996,921	2,996,921	$100.00	{5}
		Common stock (15,393 shares)		9/29/06	3,079	3,079	$1.00	{5}
					117,518,809	116,873,127			14.80%

See accompanying notes to consolidated financial statements.

Manufacturing
Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan ($6,000,000 par due 4/2010)	10.36% (Libor + 5.00%/Q)	3/28/05	6,038,283	6,000,000	$1.00	{3}

Emerald Performance Materials, LLC	Polymers and performance materials	Senior secured loan ($10,421,053 par due 5/2011)	9.60% (Libor + 4.25%/B)	5/22/06	10,421,053	10,421,053	$1.00	{3}
	manufacturer	Senior secured loan ($3,736,842 par due 5/2011)	11.35% (Libor + 6.00%/M)	5/22/06	3,736,842	3,736,842	$1.00
		Senior secured loan ($1,526,316 par due 5/2011)	11.35% (Libor + 6.00%/M)	5/22/06	1,526,316	1,526,316	$1.00	{3}
		Senior secured loan ($4,210,526 par due 5/2011)	13.00%	5/22/06	4,210,526	4,210,526	$1.00

Qualitor, Inc.	Automotive aftermarket components	Senior secured loan ($1,960,000 par due 12/2011)	9.61% (Libor + 4.25%/Q)	12/29/04	1,960,000	1,960,000	$1.00	{3}
	supplier	Junior secured loan ($5,000,000 par due 6/2012)	12.61% (Libor + 7.25%/Q)	12/29/04	5,000,000	5,000,000	$1.00	{3}

Professional Paint, Inc.	Paint manufacturer	Junior secured loan ($4,500,000 par due 5/2013)	11.13% (Libor + 5.75%/S)	5/25/06	4,500,000	4,500,000	$1.00
		Junior secured loan ($12,000,000 par due 5/2013)	11.13% (Libor + 5.75%/S)	5/25/06	12,000,000	12,000,000	$1.00	{3}

Reflexite Corporation {10} {19}	Developer and manufacturer of high	Senior subordinated loan ($10,616,954 par due 12/2011)	11.00% cash, 3.00% PIK	12/30/04	10,616,954	10,616,954	$1.00	{2} {4}
	visibility reflective products	Common Stock (1,729,627 shares)		3/28/06	25,682,891	25,682,891	$14.85	{5}

Universal Trailer Corporation {6} {19}	Livestock and specialty trailer	Common stock (50,000 shares)		10/8/04	6,424,645	5,500,000	$110.00	{5}
	manufacturer	Warrants to purchase 22,208 shares		10/8/04	1,505,776	2,442,880	$110.00	{5}

Varel Holdings, Inc.	Drill bit manufacturer	Common stock (30,451 shares)		5/18/05	3,045	1,011,569	$33.22	{5}
					93,626,331	94,609,031			11.98%

Services - Other
American Residential Services, LLC	Plumbing, heating and air-conditioning services	Senior subordinated note ($8,767,425 par due 9/2013)	12.00% Cash, 3.00% PIK	11/9/06	8,767,425	8,767,425	$1.00	{4}

Diversified Collection Services, Inc.	Collections services	Senior secured loan ($5,242,026 par due 2/2011)	9.60% (Libor + 4.25%/M)	2/2/05	5,242,026	5,242,026	$1.00	{3}
		Senior secured loan ($1,742,026 par due 8/2011)	11.35% (Libor + 6.00%/M)	2/2/05	1,742,026	1,742,026	$1.00	{2}
		Senior secured loan ($6,757,974 par due 8/2011)	11.35% (Libor + 6.00%/M)	2/2/05	6,757,974	6,757,974	$1.00	{3}
		Preferred stock (14,927 shares)		5/18/06	169,123	169,123	$11.33	{5}
		Common stock (114,004 shares)		2/2/05	295,270	295,270	$2.59	{5}

GCA Services Group, Inc.	Custodial services	Senior secured loan ($50,000,000 par due 12/2011)	12.00%	12/15/06	50,000,000	50,000,000	$1.00	{4}

NPA Acquisition, LLC	Powersport vehicle auction operator	Senior secured loan ($4,533,333 par due 8/2012)	8.57% (Libor + 3.25%/S)	8/28/06	4,533,333	4,533,333	$1.00
		Senior secured loan ($400,000 par due 8/2012)	8.60% (Libor + 3.25%/Q)	8/28/06	400,000	400,000	$1.00
		Senior secured loan ($66,667 par due 8/2012)	10.25% (Base Rate + 2.00%/D)	8/28/06	66,667	66,667	$1.00
		Junior secured loan ($2,000,000 par due 2/2013)	12.11% (Libor + 6.75%/Q)	8/23/06	2,000,000	2,000,000	$1.00
		Junior secured loan ($12,000,000 par due 2/2013)	12.11% (Libor + 6.75%/Q)	8/23/06	12,000,000	12,000,000	$1.00	{3}
		Common units (1,709 units)		8/23/06	1,000,000	1,000,000	$585.14	{5}
					92,973,844	92,973,844			11.78%

Containers-Packaging
Captive Plastics, Inc.	Plastics container manufacturer	Junior secured loan ($15,500,000 par due 2/2012)	12.63% (Libor + 7.25%/Q)	12/19/05	15,500,000	15,500,000	$1.00
		Junior secured loan ($12,000,000 par due 2/2012)	12.63% (Libor + 7.25%/Q)	12/19/05	12,000,000	12,000,000	$1.00	{3}

Industrial Container Services, LLC {8} {19}	Industrial container manufacturer, reconditioner	Senior secured loan ($11,939,547 par due 9/2011)	11.94% (Libor + 6.50%/S)	9/30/05	11,939,547	11,939,547	$1.00	{3}
	and servicer	Senior secured loan ($16,504,747 par due 9/2011)	11.94% (Libor + 6.50%/S)	6/21/06	16,504,747	16,504,747	$1.00
		Senior secured loan ($9,950,000 par due 9/2011)	11.94% (Libor + 6.50.%/S)	9/30/05	9,950,000	9,950,000	$1.00
		Senior secured revolving loan ($4,130,435 par due 9/2011)	9.88% (Libor + 4.50%/Q)	9/30/05	4,130,435	4,130,435	$1.00
		Senior secured revolving loan ($1,239,130 par due 9/2011)	11.25% (Base Rate + 3.00%/D)	9/30/05	1,239,130	1,239,130	$1.00
		Common stock (1,800,000 shares)		9/29/05	1,800,000	1,800,000	$1.00	{5}

LabelCorp Holdings, Inc.	Consumer product labels manufacturer	Senior subordinated notes ($9,320,235 par due 9/2012)	12.00% cash, 3.00% PIK	3/16/06	9,320,235	9,320,235	$1.00	{4}
					82,384,094	82,384,094			10.44%

Restaurants
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($4,236,726 par due 11/2013)	10.25% (Base Rate + 2.00%/D)	11/27/06	4,236,726	4,236,726	$1.00
		Senior secured loan ($4,937,500 par due 11/2013)	10.25% (Base Rate + 2.00%/D)	11/27/06	4,937,500	4,937,500	$1.00
		Senior secured loan ($23,060,000 par due 11/2012)	14.75% (Base Rate + 6.50%/D)	11/27/06	23,060,000	23,060,000	$1.00
		Senior secured loan ($11,940,000 par due 11/2012)	14.75% (Base Rate + 6.50%/D)	11/27/06	11,940,000	11,940,000	$1.00	{3}
		Warrants to purchase 9,500,000 units		6/1/06	9,488,200	9,500,000	$1.00	{5}

See accompanying notes to consolidated financial statements.

Encanto Restaurants, Inc. {15}	Restaurant owner and operator	Junior secured loan ($13,170,625 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/06	13,170,625	13,170,625	$1.00	{4}
		Junior secured loan ($12,157,500 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/06	12,157,500	12,157,500	$1.00	{3} {4}
					78,990,551	79,002,351			10.01%

Retail
Savers, Inc and SAI Acquisition Corporation	For-profit thrift retailer	Senior subordinated note ($28,220,888 par due 8/2014)	10.00% cash, 2.00% PIK	8/8/06	28,220,888	28,220,888	$1.00	{4}
		Common stock (1,170,182 shares)		8/8/06	4,500,000	4,500,000	$3.85	{5}

Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($4,800,000 par due 9/2012)	10.10% (Libor + 4.75%/M)	9/28/06	4,800,000	4,800,000	$1.00	{3}
		Senior secured loan ($28,000,000 par due 9/2012)	11.35% (Libor + 6.00%/M)	9/28/06	28,000,000	28,000,000	$1.00
		Senior secured loan ($7,200,000 par due 9/2012)	11.35% (Libor + 6.00%/M)	9/28/06	7,200,000	7,200,000	$1.00	{3}
		Preferred stock (80 shares)		9/28/06	1,800,000	1,800,000	$22,500.00	{5}
		Common stock (800 shares)		9/28/06	200,000	200,000	$250.00	{5}
					74,720,888	74,720,888			9.47%

Consumer Products - Non-Durable
AWTP, LLC	Water treatment services	Junior secured loan ($1,600,000 par due 12/2012)	12.86% (Libor + 7.50%/Q)	12/21/05	1,600,000	1,600,000	$1.00
		Junior secured loan ($12,000,000 par due 12/2012)	12.86% (Libor + 7.50%/Q)	12/21/05	12,000,000	12,000,000	$1.00	{3}

Making Memories Wholesale, Inc. {7} {19}	Scrapbooking branded products	Senior secured loan ($7,758,333 par due 3/2011)	9.88% (Libor + 4.50%/Q)	5/5/05	7,758,333	7,758,333	$1.00	{3}
	manufacturer	Senior subordinated loan ($10,204,325 par due 5/2012)	12.50% cash, 2.00% PIK	5/5/05	10,204,325	10,204,325	$1.00	{4}
		Preferred stock (3,759 shares)		5/5/05	3,758,800	1,320,000	$351.16	{5}

Shoes for Crews, LLC	Safety footwear and slip-related mats	Senior secured loan ($1,248,680 par due 7/2010)	8.61% (Libor + 3.25%/S)	10/8/04	1,256,027	1,256,027	$1.01	{3}
		Senior secured loan ($60,747 par due 7/2010)	8.61% (Libor + 3.25%/Q)	10/8/04	61,104	61,104	$1.01	{3}
		Senior secured loan ($60,747 par due 7/2010)	10.25% (Base Rate + 2.00%/D)	10/8/04	61,104	61,104	$1.01	{3}
		Senior secured revolving loan ($3,333,333 par due 7/2010)	10.25% (Base Rate + 2.00%/D)	6/16/06	3,333,333	3,333,333	$1.00

Tumi Holdings, Inc.	Branded luggage designer, marketer	Senior secured loan ($2,500,000 par due 12/2012)	8.11% (Libor + 2.75%/Q)	5/24/05	2,500,000	2,500,000	$1.00	{3}
	and distributor	Senior secured loan ($5,000,000 par due 12/2013)	8.61% (Libor + 3.25%/Q)	3/14/05	5,000,000	5,000,000	$1.00	{3}
		Senior subordinated loan ($13,682,839 par due 12/2014)	16.36% (Libor + 6.00% cash, 5.00% PIK/Q)	3/14/05	13,682,839	13,682,839	$1.00	{2} {4}

UCG Paper Crafts, Inc.	Scrapbooking materials manufacturer	Senior secured loan ($1,985,000 par due 2/2013)	8.60% (Libor + 3.25%/M)	2/23/06	1,985,000	1,985,000	$1.00	{3}
		Junior secured loan ($2,952,625 par due 2/2013)	12.85% (Libor + 7.50%/M)	2/23/06	2,952,625	2,952,625	$1.00
		Junior secured loan ($9,949,875 par due 2/2013)	12.85% (Libor + 7.50%/M)	2/23/06	9,949,875	9,949,875	$1.00	{3}
					76,103,365	73,664,565			9.33%

Financial
Abingdon Investments Limited {13} {15} {16} {19}	Investment company	Ordinary shares (948,500 shares)		12/15/06	9,032,978	9,485,000	$10.00	{5}

Firstlight Financial Corporation {14} {16} {19}	Investment company	Senior subordinated loan ($36,000,000 par due 12/2016)	10.00% PIK	12/31/06	36,000,000	36,000,000	$1.00	{4}
		Common stock (6,000 shares)		12/31/06	6,000,000	6,000,000	$1,000.00	{5}
		Common stock (18,000 shares)		12/31/06	18,000,000	18,000,000	$1,000.00	{5}

Partnership Capital Growth Fund I, L.P. {16}	Investment partnership	Limited partnership interest (25% interest)		6/16/06	225,260	225,260		{5}
					69,258,238	69,710,260			8.83%

Environmental Services
Mactec, Inc.	Engineering and environmental services	Common stock (5,572 shares)		11/3/04	—	—	$—	{5}

Waste Pro USA, Inc.	Waste management services	Senior subordinated loan ($25,000,000 par due 11/2013)	11.50%	11/9/06	25,000,000	25,000,000	$1.00
		Preferred stock (15,000 shares)	10.00% PIK	11/9/06	15,000,000	15,000,000	$1,000.00	{4}
		Warrants to purchase 882,671 shares		11/9/06	—	—	$—	{5}

Wastequip, Inc.	Waste management equipment manufacturer	Junior secured loan ($15,000,000 par due 7/2012)	10.85% (Libor + 5.50%/M)	8/4/05	15,000,000	15,000,000	$1.00
		Junior secured loan ($12,000,000 par due 7/2012)	10.85% (Libor + 5.50%/M)	8/4/05	12,000,000	12,000,000	$1.00	{3}
					67,000,000	67,000,000			8.49%

Education
Equinox SMU Partners LLC and	Medical school operator	Senior secured revolving loan ($1,932,342 par due 12/2010)	13.25% (Base Rate + 5.00%/Q)	1/26/06	1,932,342	1,932,342	$1.00

See accompanying notes to consolidated financial statements.

SMU Acquisition Corp. {9} {15} {19}		Senior secured revolving loan ($3,000,000 par due 12/2010)	11.36% (Libor + 6.00%/B)	1/26/06	3,000,000	3,000,000	$1.00
		Senior secured loan ($4,858,118 par due 12/2010)	11.37% (Libor + 6.00%/Q)	1/26/06	4,858,118	4,858,118	$1.00
		Senior secured loan ($4,966,882 par due 12/2010)	11.37% (Libor + 6.00%/Q)	1/26/06	4,966,882	4,966,882	$1.00	{3}
		Senior secured loan ($1,500,000 par due 12/2010)	11.37% (Libor + 6.00%/Q)	1/26/06	1,500,000	1,500,000	$1.00
		Senior secured loan ($1,500,000 par due 12/2010)	11.37% (Libor + 6.00%/Q)	1/26/06	1,500,000	1,500,000	$1.00	{3}
		Limited liability company membership interest (17.39% interest)		1/25/06	4,000,000	4,000,000		{5}

ELC Acquisition Corporation	Developer, manufacturer and retailer of educational products	Junior secured loan ($8,333,333 par due 11/2013)	12.37% (Libor + 7.00%/Q)	11/30/06	8,333,333	8,333,333	$1.00	{3}

Lakeland Finance, LLC	Private school operator	Senior secured note ($33,000,000 par due 12/2012)	11.50%	12/13/05	33,000,000	33,000,000	$1.00
					63,090,675	63,090,675			7.99%

Business Services
Investor Group Services, LLC	Financial services	Senior secured loan ($1,500,000 par due 6/2011)	12.00%	6/22/06	1,500,000	1,500,000	$1.00	{3}
		Senior secured revolving loan ($500,000 par due 6/2011)	11.04% (Libor + 5.50%/S)	6/22/06	500,000	500,000	$1.00
		Limited liability company membership interest (10.00% interest)		6/22/06	—	—		{5}

Miller Heiman, Inc.	Sales consulting services	Senior secured loan ($3,093,785 par due 6/2010)	8.60% (Libor + 3.25%/M)	6/20/05	3,093,785	3,093,785	$1.00	{3}
		Senior secured loan ($4,017,591 par due 6/2012)	9.12% (Libor + 3.75%/Q)	6/20/05	4,017,591	4,017,591	$1.00	{3}

MR Processing Holding Corp.	Bankruptcy and foreclosure processing services	Senior subordinated note ($20,303,747 par due 2/2013)	12.00% Cash, 2.00% PIK	3/23/06	20,303,747	20,303,747	$1.00	{4}
		Senior secured loan ($1,990,000 par due 2/2012)	9.02% (Libor + 3.50%/S)	3/28/06	1,990,000	1,990,000	$1.00
		Preferred stock (30,000 shares)		4/11/06	3,000,000	3,000,000	$100.00	{5}

Primis Marketing Group, Inc. and Primis Holdings, LLC {12} {19}	Database marketing services	Senior subordinated note ($10,085,790 par due 2/2013)	11.00% Cash, 2.50% PIK	8/24/06	10,085,790	10,085,790	$1.00	{4}
		Preferred units (4,000 units)		8/24/06	3,600,000	3,600,000	$9.00	{5}
		Common units (4,000,000 units)		8/24/06	400,000	400,000	$0.10	{5}

Summit Business Media, LLC	Business media consulting services	Junior secured loan ($10,000,000 par due 11/2013)	12.35% (Libor + 7.00%/M)	12/18/06	10,000,000	10,000,000	$1.00
					58,490,913	58,490,913			7.41%

Beverage, Food and Tobacco
Best Brands Corporation	Baked goods manufacturer	Junior secured loan ($40,000,000 par due 6/2013)	11.85% (Libor + 6.50%/M)	12/14/06	40,000,000	40,000,000	$1.00

Charter Baking Company, Inc.	Baked goods manufacturer	Preferred stock (6,258 shares)		9/1/06	2,500,000	2,500,000	$399.49	{5}

Farley's & Sathers Candy Company, Inc.	Branded candy manufacturer	Junior secured loan ($10,000,000 par due 3/2011)	11.36% (Libor + 6.00%/S)	3/23/06	10,000,000	10,000,000	$1.00	{3}
					52,500,000	52,500,000			6.65%

Aerospace & Defense
ILC Industries, Inc.	Industrial products provider	Junior secured loan ($12,000,000 par due 8/2012)	11.50%	6/27/06	12,000,000	12,000,000	$1.00	{3}
		Junior secured loan ($3,000,000 par due 8/2012)	11.50%	6/27/06	3,000,000	3,000,000	$1.00

Thermal Solutions LLC and TSI Group, Inc.	Thermal management and electronics packaging manufacturer	Senior secured loan ($3,225,625 par due 3/2012)	9.37% (Libor + 4.00%/Q)	3/28/05	3,225,625	3,225,625	$1.00	{3}
		Senior secured loan ($8,125 par due 3/2012)	11.25% (Base Rate + 3.00%/D)	3/28/05	8,125	8,125	$1.00	{3}
		Senior secured loan ($1,611,842 par due 3/2011)	9.02% (Libor + 3.50%/Q)	3/28/05	1,611,842	1,611,849	$1.00	{3}
		Senior secured loan ($46,053 par due 3/2011)	10.75% (Base Rate + 2.50%/D)	3/28/05	46,053	46,053	$1.00	{3}
		Senior subordinated notes ($3,126,808 par due 9/2012)	11.50% cash, 2.75% PIK	3/28/05	3,137,948	3,126,808	$1.00	{2} {4}
		Senior subordinated notes ($2,548,751 par due 3/2013)	11.50% cash, 2.50% PIK	3/21/06	2,548,752	2,548,752	$1.00	{2} {4}
		Preferred stock (53,900 shares)		3/28/05	539,000	539,000	$10.00	{5}
		Common stock (1,100,000 shares)		3/28/05	11,000	11,000	$0.01	{5}
					26,128,345	26,117,212			3.31%

Broadcasting and Cable
Patriot Media & Communications CNJ, LLC	Cable services	Junior secured loan ($5,000,000 par due 10/2013)	10.50% (Libor + 5.00%/S)	10/6/05	5,000,000	5,000,000	$1.00	{3}

Pappas Telecasting Incorporated	Television broadcasting	Senior secured loan ($11,695,696 par due 2/2010)	14.73% (Libor + 4.48% cash, 5.00% PIK/Q)	3/1/06	11,695,696	11,695,696	$1.00	{4} {3}

See accompanying notes to consolidated financial statements.

		Senior secured loan ($8,129,405 par due 2/2010)	14.73% (Libor + 4.48% cash, 5.00% PIK/Q)	3/1/06	8,129,405	8,129,405	$1.00	{4}
		Senior secured loan ($369,212 par due 2/2010)	14.25% (Libor + 4.00% cash, 5.00% PIK/Q)	3/1/06	369,212	369,212	$1.00	{4}
		Senior secured loan ($531,180 par due 2/2010)	14.25% (Libor + 4.00% cash, 5.00% PIK/Q)	3/1/06	531,180	531,180	$1.00	{4} {3}
					25,725,493	25,725,493			3.26%

Consumer Products - Durable

Berkline/Benchcraft Holdings LLC	Furniture manufacturer and	Junior secured loan ($5,000,000 par due 5/2012)	15.25% (Base Rate + 5.00%, 2.00%PIK/D)	11/3/04	5,000,000	504,206	$0.10	{2}
	distributor	Preferred units (2,536 units)		10/8/04	1,046,343	—	$—	{5}
		Warrants to purchase 483,020 units		10/8/04	2,752,559	—	$—	{5}

Innovative Brands, LLC	Consumer products and personal care manufacturer	Senior Secured Loan ($13,000,000 par due 9/2011)	11.13%	10/12/06	13,000,000	13,000,000	$1.00
		Senior Secured Loan ($12,000,000 par due 9/2011)	11.13%	10/12/06	12,000,000	12,000,000	$1.00	{3}
					33,798,902	25,504,206			3.23%

Computers and Electronics
RedPrairie Corporation	Software manufacturer	Junior secured loan ($12,00,000 par due 1/2013)	11.87% (Libor + 6.50%/Q)	7/13/06	12,000,000	12,000,000	$1.00	{3}

X-rite, Incorporated	Artwork software manufacturer	Junior secured loan ($10,000,000 par due 7/2013)	10.37% (Libor + 5.00%/Q)	7/6/06	10,000,000	10,000,000	$1.00
					22,000,000	22,000,000			2.79%

Cargo Transport
The Kenan Advantage Group, Inc.	Fuel transportation provider	Senior subordinated notes ($9,198,136 par due 12/2013)	9.5% cash, 3.50% PIK	12/15/05	9,198,136	9,198,136	$1.00	{4}
		Senior secured loan ($2,475,008 par due 12/2011)	8.36% (Libor + 3.00%/Q)	12/15/05	2,475,008	2,475,008	$1.00	{3}
		Preferred stock (10,984 shares)		12/15/05	1,098,400	1,098,400	$100.00	{5}
		Common stock (30,575 shares)		12/15/05	30,575	30,575	$1.00	{5}
					12,802,119	12,802,119			1.62%

Farming and Agriculture
The GSI Group, Inc.	Agricultural equipment manufacturer	Senior notes ($10,000,000 par due 5/2013)	12.00%	5/11/05	10,000,000	10,000,000	$1.00
		Common stock (7,500 shares)		5/12/05	750,000	750,000	$100.00	{5}
					10,750,000	10,750,000			1.36%

Housing - Building Materials
HB&G Building Products	Synthetic and wood product	Senior subordinated loan ($8,655,829 par due 3/2011)	13.00% cash, 2.00% PIK	10/8/04	8,655,829	8,663,415	$1.01	{2} {4}
	manufacturer	Common stock (2,743 shares)		10/8/04	752,888	752,888	$274.48	{5}
		Warrants to purchase (4,464 shares)		10/8/04	652,503	652,503	$146.17	{5}
					10,061,220	10,068,806			1.28%

Total					$1,245,758,040	$1,235,821,836

{1} We do not "Control" any of our portfolio companies, as defined in the Investment Company Act of 1940 (the "1940 Act").  In general, under the 1940 Act, we would "Control" a portfolio company if we owned 25% or more of its voting securities.  All of our portfolio company investments are subject to legal restriction on sales which as of December 31, 2006 represented 157% of the Company's net assets.

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

See accompanying notes to consolidated financial statements.

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

{19} Under the 1940 Act, we are required to deem this non-controlled and non-related portfolio company an "affiliated" company, because we own more than 5% of the portfolio company's outstanding voting securities.

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2007 (unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Undistributed Net Investment Income	Accumulated Net Realized Gains on Sale of Investments	Net Unrealized Appreciation (Depreciation) on Investments	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2006	52,036,527	$52,037	$785,192,573	$7,038,469	$7,086,529	$(9,936,204)	$789,433,404

Shares issued in connection with dividend reinvestment plan	685,985	685	11,612,851				11,613,536

Issuance of common stock from add-on offerings (net of offering and underwriting costs)	19,961,578	19,961	344,145,811				344,165,772

Net increase in stockholders’ equity resulting from operations				67,844,638	3,362,560	8,873,436	80,080,634

Dividend declared ($1.24 per share)				(74,883,107)	(6,084,822)		(80,967,929)

Balance at September 30, 2007	72,684,090	$72,683	$1,140,951,235	$—	$4,364,267	$(1,062,768)	$1,144,325,417

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2006 (unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Undistributed Net Investment Income	Accumulated Net Realized Gains on Sale of Investments	Net Unrealized Appreciation (Depreciation) on Investments	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2006	37,909,484	$37,910	$559,192,554	$—	$5,765,225	$4,616,510	$569,612,199

Issuance of common stock from add-on offering (net of offering and underwriting costs)	10,781,250	10,781	161,991,734				162,002,515

Shares issued in connection with dividend reinvestment plan	400,461	401	6,736,272				6,736,673

Net increase in stockholders’ equity resulting from operations	—	—	—	38,312,425	26,102,809	(15,738,399)	48,676,835

Dividend declared ($1.14 per share)	—	—	—	(38,312,425)	(9,446,927)	—	(47,759,352)

Balance at September 30, 2006	49,091,195	$49,092	$727,920,560	$—	$22,421,107	$(11,121,889)	$739,268,870

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2007	September 30, 2006
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$80,080,634	$48,676,835
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Net realized gains from investment transactions	(3,362,560)	(26,102,809)
Net unrealized (gains) losses from investment transactions	(8,873,436)	15,738,399
Net accretion of discount on securities	(897,013)	(395,114)
Increase in accrued payment-in-kind dividends and interest	(10,015,029)	(4,373,346)
Amortization of debt issuance costs	1,533,493	1,317,329
Depreciation	306,903	148,896
Proceeds from sale and redemption of investments	466,369,282	306,852,077
Purchases of investments	(882,088,289)	(744,333,358)
Changes in operating assets and liabilities:
Interest receivable	(7,306,941)	(5,103,382)
Other assets	(600,224)	(7,162,818)
Accounts payable and accrued expenses	1,455,969	1,011,618
Management and incentive fees payable	(360,421)	7,503,566
Interest and facility fees payable	859,992	3,757,369
Interest payable to the Investment Adviser	—	(154,078)

Net cash used in operating activities	(362,897,640)	(402,618,816)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	344,165,772	162,002,515
Borrowings on debt	405,500,000	740,200,000
Repayments on debt	(360,000,000)	(392,200,000)
Credit facility financing costs	(245,000)	—
Underwriting costs payable to the Investment Adviser	—	(2,475,000)
Dividends paid in cash	(69,354,393)	(53,911,904)

Net cash provided by financing activities	320,066,379	453,615,611

CHANGE IN CASH AND CASH EQUIVALENTS	(42,831,261)	50,996,795

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	91,538,878	16,613,334

CASH AND CASH EQUIVALENTS, END OF PERIOD	$48,707,617	$67,610,129

Supplemental Information:
Interest paid during the period	$22,614,775	$5,933,911
Taxes paid during the period	$606,723	$3,260,589
Dividends declared during the period	$80,967,929	$47,759,352

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2007 (unaudited)

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

We are externally managed by Ares Capital Management LLC (the “Investment Adviser”), an affiliate of Ares Management LLC (“Ares Management”), an independent international firm that manages investment funds. Ares Operations LLC (“Ares Administration”), an affiliate of Ares Management, provides the administrative services necessary for us to operate pursuant to an amended and restated administration agreement (the “Administration Agreement”).

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

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are computed using the specific identification method. Investments for which market quotations are readily available are valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our board of directors based on the input of our management and audit committee. In addition, the board of directors currently receives input from independent valuation firms that have been engaged at the direction of the board to assist in the valuation of each portfolio investment at least once during a trailing 12 month period. The valuation process is conducted at the end of each fiscal quarter, with approximately a quarter of our valuations of portfolio companies without market quotations subject to review by an independent valuation firm each quarter. The types of factors that the board may take into account in determining the fair value of our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

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

Interest Income Recognition

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums on securities purchased are accreted/amortized over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discounts and amortization of premiums.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2007, $10,222,345 aggregate principal amount of loans were placed on non-accrual status. As of December 31, 2006, $5,000,000 aggregate principal amount of loans were placed on non-accrual status.

Payment in Kind Interest

The Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. For the three and nine months ended September 30, 2007, $4,281,447 and $10,015,029 in PIK income was recorded. For the three and nine months ended September 30, 2006, $1,817,565 and $4,373,346 in PIK income was recorded.

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

Offering Expenses

The Company’s offering costs were charged against the proceeds from the February Add-on Offering (as defined in Note 10), the April Add-on Offering (as defined in Note 10) and the August Add-on Offering (as defined in Note 10) when received. For the nine months ended September 30, 2007, the Company incurred approximately $864,000 of such costs.

Debt Issuance Costs

Debt issuance costs are being amortized over the life of the related debt obligation using the straight line method, which closely approximates the effective yield method.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues an excise tax estimate, if any, on estimated excess taxable income. For the three months ended September 30, 2007, the Company recorded a benefit of approximately $(34,000) for this federal excise tax. For the nine months ended September 30, 2007 the Company recorded a benefit of approximately $(64,000) for federal excise tax. For the three and nine months ended September 30, 2006, the Company recorded a benefit of approximately $(253,000) and a provision of $571,000 respectively for federal excise tax.

Certain of our wholly owned subsidiaries are subject to federal and state income taxes. For the three and nine months ended September 30, 2007, we recognized tax benefits of approximately $(45,000) and $(48,000), respectively, for these subsidiaries. For the three and nine months ended September 30, 2006, we recorded a tax provision of approximately $4,244,000 and $4,354,000, respectively, for these subsidiaries.

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments approximate fair value. The carrying value of interest and open trade receivables, accounts payable and accrued expenses, as well as the credit facilities payable approximate fair value due to their short maturity. As of September 30, 2007, the fair value of the CLO Notes (as defined in Note 7) was approximately $279.1 million (carrying value was $314.0 million). As of December 31, 2006, the fair value of the CLO Notes approximated the carrying value as the variable interest rates were considered to be at market.

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

For the three and nine months ended September 30, 2007, we incurred $6,158,583 and $17,062,254, respectively, in base management fees and $5,966,012 and $16,949,183 respectively, in incentive management fees related to pre-incentive fee net investment income. For the three and nine months ended September 30, 2007, we accrued no incentive management fees related to net realized capital gains. As of September 30, 2007, $12,124,595 was unpaid and included in management and incentive fees payable in the accompanying consolidated balance sheet.

For the three and nine months ended September 30, 2006, we incurred $3,660,997 and $9,311,853, respectively, in base management fees and $4,358,427 and $11,365,248, respectively, in incentive management fees related to pre-incentive fee net investment income. For the three and nine months ended September 30, 2006, we accrued $105,714 and $2,962,176, respectively, in incentive management fees related to net realized capital gains.

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

For the three and nine months ended September 30, 2007, we incurred $291,000 and $736,357, respectively, in administrative fees. As of September 30, 2007, $291,000 was unpaid and included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

For the three and nine months ended September 30, 2006, we incurred $201,763 and $567,787, respectively, in administrative fees.

4.             EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share resulting from operations for the three and nine months ended September 30, 2007:

	Three months	Nine months
	ended	ended
	September 30, 2007	September 30, 2007

Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	$22,924,481	$80,080,634

Denominator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	70,712,458	64,296,949

Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$0.32	$1.25

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

5.             INVESTMENTS

Under the 1940 Act, we are required to separately identify non-controlled investments where we own more than 5% of a portfolio company’s outstanding voting securities as “affiliated companies.”  In addition, under the 1940 Act, we are required to separately identify investments where we own more than 25% of a portfolio company’s outstanding voting securities as “control affiliated companies.”  We had no existing control relationship with any of the portfolio companies identified as “affiliated companies” or “control affiliated companies” prior to making the indicated investment.

For the three months ended September 30, 2007, the Company funded (A) $75.1 million aggregate principal amount of senior term debt, (B) $34.0 million aggregate principal amount of senior subordinated debt and (C) $11.3 million of investments in equity securities.

In addition, for the three months ended September 30, 2007, (1) $76.3 million aggregate principal amount of senior term debt and (2) $10.0 million of senior notes were redeemed. Additionally, (a) $12.5 million aggregate principal amount of senior term debt, (b) $10.0 million aggregate principal amount of senior subordinated debt and (c) $4.8 million of investments in equity securities were sold.

As of September 30, 2007, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$48,707,617	$48,707,617
Senior term debt	1,010,545,213	1,005,544,463
Senior subordinated debt	389,248,283	387,842,496
Equity securities	216,842,051	222,185,820
Total	$1,665,343,164	$1,664,280,396

As of December 31, 2006, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$91,538,878	$91,538,878
Senior term debt	796,857,471	791,677,723
Senior notes	10,000,000	10,000,000
Senior subordinated debt	299,881,314	299,877,755
Equity securities	139,019,255	134,266,358
Total	$1,337,296,918	$1,327,360,714

The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt using the effective interest method.

The industry and geographic compositions of our portfolio at fair value at September 30, 2007 and December 31, 2006 were as follows:

Industry	September 30, 2007	December 31, 2006
Health Care	20.6%	14.4%
Other Services	10.5	12.2
Education	9.4	5.1
Printing/Publishing	9.1	9.5
Financial	7.9	5.6
Retail	7.8	6.0
Consumer Products	6.0	8.0
Manufacturing	4.6	7.7
Restaurants	4.6	6.4
Environmental Services	4.4	5.4
Containers/Packaging	4.3	6.7
Beverage/Food/Tobacco	3.1	4.3
Computers/Electronics	1.8	1.8
Grocery	1.6	—
Aerospace and Defense	1.6	2.1
Broadcasting/Cable	1.3	2.1
Cargo Transport	0.8	1.0
Homebuilding	0.6	0.8
Farming and Agriculture	—	0.9
Total	100.0%	100.0%

Geographic Region	September 30, 2007	December 31, 2006
Mid-Atlantic	24.6%	29.4%
Midwest	22.7	19.2
West	21.0	21.6
Southeast	17.6	21.3
International	10.3	2.8
Northeast	3.8	5.7
Total	100.0%	100.0%

6.             COMMITMENTS AND CONTINGENCIES

As of September 30, 2007, the Company had committed to make a total of approximately $243.7 million of investments in various revolving senior secured and subordinated loans. As of September 30, 2007, $177.0 million of this committed amount was unfunded. Additionally, $197.1 million of the $243.7 million in commitments extend beyond the maturity date of our Revolving Credit Facility (as defined in Note 7). Included within the $243.7 million in commitments in revolving secured and subordinated loans are commitments to issue up to $10.9 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. As of September 30, 2007, the Company had $8.8 million in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability. Of these letters of credit, $1.3 million expire on June 10, 2013, $500,000 expire on August 31, 2010, $4.6 million expire on February 28, 2009 and $2.4 million expire on September 30, 2008. These letters of credit may be extended under substantially similar terms for additional one-year terms at the Company’s option until the Revolving Credit Facility, under which the letters of credit were issued, matures on December 28, 2010.

As of September 30, 2007, the Company was subject to subscription agreements to fund up to $111.8 million of equity commitments, at the discretion of the Company, in private equity investment partnerships. As of September 30, 2007, $1.3 million was funded to these partnerships.

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

7.             BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On October 29, 2004, we formed Ares Capital CP Funding LLC (“Ares Capital CP”), a wholly owned subsidiary of the Company, through which we established a revolving credit facility (the “CP Funding Facility”). On November 3, 2004, we entered into the CP Funding Facility that, as amended, allows Ares Capital CP to issue up to $350.0 million of variable funding certificates. As of September 30, 2007, there was $85.0 million outstanding under the CP Funding Facility and we continue to be in compliance with all of the limitations and requirements of the CP Funding Facility. As of December 31, 2006 there was $15.0 million outstanding under the CP Funding Facility.

As of September 30, 2007 the CP Funding Facility was scheduled to expire on October 31, 2007 (unless extended prior to such date with the consent of the lenders; see Note 14). The CP Funding Facility is secured by all of the assets held by Ares Capital CP, which as of September 30, 2007 consisted of 21 investments. At expiration, at our election, any principal amounts then outstanding will be amortized over a 24-month period from the termination date.

The interest charged on the indebtedness incurred under our CP Funding Facility is payable quarterly and, as of September 30, 2007, was based on the commercial paper rate plus 0.70% (see Note 14). As of September 30, 2007, the commercial paper rate was 5.6829% and as of December 31, 2006 the commercial paper rate was 5.3481%. For the three and nine months ended  September 30, 2007, the average interest rate (commercial paper rate plus the spread) was 6.22% and 6.10%, respectively. For the three and nine months ended September 30, 2006, the average interest rate was 6.10% and 5.71%, respectively. For the three and nine months ended

September 30, 2007, the average outstanding balance was $85,000,000 and $89,406,593, respectively. For the three and nine months ended September 30, 2006, the average outstanding balance was $12,360,870 and $55,939,927, respectively. For the three and nine months ended September 30, 2007, the interest expense incurred was $1,350,363 and $4,145,072, respectively. For the three and nine months ended September 30, 2006, the interest expense incurred was $190,747 and $2,381,652, respectively. Cash paid for interest expense during the nine months ended September 30, 2007 and September 30, 2006 was $2,934,564 and $2,412,359, respectively.

The Company is also required to pay a commitment fee for any unused portion of the CP Funding Facility. Currently, the commitment fee is equal to 0.125% per annum calculated based on an amount equal to $200.0 million less the borrowings outstanding under the CP Funding Facility. As soon as the borrowings outstanding under the CP Funding Facility equal or exceed $200.0 million, the fee is calculated based on an amount equal to $350.0 million less the borrowings outstanding under the CP Funding Facility. For the three and nine months ended September 30, 2007, the commitment fee incurred was $36,736 and $104,591, respectively. For the three and nine months ended September 30, 2006, the commitment fee incurred was $64,806 and $201,258, respectively.

In December 2005, we entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) under which the lenders agreed to extend credit to the Company in an initial aggregate principal amount not exceeding $250 million at any one time outstanding. The Revolving Credit Facility also includes an “accordion” feature that allows us to increase the size of the Revolving Credit Facility to a maximum of $500 million under certain circumstances. On March 1, 2007, in accordance with this “accordion” feature of the Revolving Credit Facility, we increased the aggregate principal amount of the Revolving Credit Facility of $100.0 million to a total of $350.0 million. The Revolving Credit Facility expires on December 28, 2010 and with certain exceptions is secured by substantially all of the assets in our portfolio (other than investments held by Ares Capital CP under the CP Funding Facility and those held as a part of the Debt Securitization, discussed below), which as of September 30, 2007 consisted of 138 investments.

As of September 30, 2007, there was $128.5 million outstanding under the Revolving Credit Facility and the Company continues to be in compliance with all of the limitations and requirements of the Revolving Credit Facility. As of December 31, 2006, there was $193.0 million outstanding under the Revolving Credit Facility.

The interest charged under the Revolving Credit Facility is generally based on LIBOR (one, two, three or six month) plus 1.00%. As of September 30, 2007, the one, two, three and six month LIBOR were 5.12%, 5.17%, 5.23% and 5.13%, respectively. As of December 31, 2006, the one, two, three and six month LIBOR were 5.32%, 5.35%, 5.36% and 5.37%, respectively. For the three and nine months ended September 30, 2007, the average interest rate (LIBOR plus the spread) was 6.43% and 6.55%, respectively. For the three and nine months ended September 30, 2006, the average interest rate was 6.77% and 6.30%, respectively. For the three and nine months ended September 30, 2007, the average outstanding balance was $160,059,783 and $133,423,077, respectively. For the three and nine months ended September 30, 2006, the average outstanding balance was $33,923,913 and $75,183,150, respectively. For the three and nine months ended September 30, 2007, we incurred interest expense of $2,595,133 and $6,533,933, respectively. For the three and nine months ended September 30, 2006, we incurred interest expense of $351,050 and $3,541,037, respectively. Cash paid for interest expense during the nine months ended September 30, 2007 and September 30, 2006 was $6,871,236 and $3,521,372, respectively. The Company is also required to pay a commitment fee of 0.20% for any unused portion of the Revolving Credit Facility. For the three and nine months ended September 30, 2007, the commitment fee incurred was $83,986 and $273,747, respectively. For the three and nine months ended September 30, 2006, the commitment fee incurred was $108,556 and $257,844, respectively.

As of September 30, 2007, the Company had $11.4 million in standby letters of credit issued through the Revolving Credit Facility. As of December 31, 2006, the Company had $3.7 million in standby letters of credit issued through the Revolving Credit Facility.

On July 7, 2006, through our wholly owned subsidiary, ARCC CLO 2006 LLC (“ARCC CLO”), we completed a $400.0 million debt securitization (the “Debt Securitization”) and issued approximately $314.0 million principal amount of asset-backed notes (including a $50.0 million revolver, all of which was drawn as of September 30, 2007) (the ”CLO Notes”) to third parties that were secured by a pool of middle market loans that have been purchased or originated by the Company. The CLO Notes are included in the September 30, 2007 consolidated balance sheet. We retained approximately $86.0 million of certain BBB and non-rated securities in the Debt Securitization. The CLO Notes mature on December 20, 2019, and, as of September 30, 2007, there was $314.0 million aggregate principal amount of CLO Notes outstanding and we continue to be in compliance with all of the limitations and requirements of the Debt Securitization. The blended pricing of the CLO Notes, excluding fees, is approximately the 3-month LIBOR plus 34 basis points.

The classes, amounts, ratings and interest rates (expressed as a spread to LIBOR) of the CLO Notes are:

Class	Amount (millions)		Rating (S&P/Moody’s)	LIBOR Spread (basis points)
A-1A	$75		AAA/Aaa	25
A-1A VFN	50	(1)	AAA/Aaa	28
A-1B	14		AAA/Aaa	37
A-2A	75		AAA/Aaa	22
A-2B	33		AAA/Aaa	35
B	23		AA/Aa2	43
C	44		A/A2	70
Total	$314

(1) Revolving class, $50.0 million of which was drawn as of September 30, 2007.

As of September 30, 2007, there were 64 investments securing the notes. The interest charged under the ARCC CLO debt securitization is based on the 3-month LIBOR which as of September 30, 2007 was 5.23%. For the three and nine months ended September 30, 2007, the effective average interest rate (LIBOR plus the spread) was 5.76% and 5.77%, respectively. For the three and nine months ended September 30, 2006, the effective average interest rate was 5.86%. For the three and nine months ended September 30, 2007, we incurred $4,560,620 and $12,806,263, respectively, of interest expense. For the three and nine months ended September 30, 2006, we incurred $3,653,371 of interest expense. Cash paid for interest expense during the nine months ended September 30, 2007 was $12,808,470. There was no cash paid for interest expense during the nine months ended September 30, 2006. The Company is also required to pay a commitment fee of 0.175% for any unused portion of the Class A-1A VFN Notes. For the three and nine months ended September 30, 2007, the commitment fee incurred was $22,639 on these notes. For the three and nine months ended September 30, 2006, the commitment fee incurred was $23,611 on these notes.

8.             DERIVATIVE INSTRUMENTS

In 2005, we entered into a costless collar agreement in order to manage the exposure to changing interest rates related to the Company’s fixed rate investments. The costless collar agreement is for a notional amount of $20 million, has a cap of 6.5%, a floor of 2.72% and matures in 2008. The costless collar agreement allows us to receive an interest payment for any quarterly period when the 3-month LIBOR exceeds 6.5%, and requires us to pay an interest payment for any quarterly period when the 3-month LIBOR is less than 2.72%. The costless collar resets quarterly based on the 3-month LIBOR. As of September 30, 2007, the 3-month LIBOR was 5.23%. As of September 30, 2007, this agreement had no fair value.

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

In accordance with the Advisory Agreement, we bear all costs and expenses of the operation of the Company and reimburse the Investment Adviser for all such costs and expenses incurred in the operation of the Company. For the three and nine months ended September 30, 2007, the Investment Adviser incurred such expenses totaling $576,128 and $1,421,487, respectively. For the three and nine months ended September 30, 2006, the Investment Adviser incurred such expenses totaling $434,298 and $665,026, respectively. As of September 30, 2007, $377,186 was unpaid and included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

During 2006, we entered into a sublease agreement with Ares Management, whereby Ares Management subleases approximately 25% of the office facilities that we lease, for a fixed rent equal to 25% of the basic annual rent payable by us under our lease, plus certain additional costs and expenses. For the three and nine months ended September 30, 2007, such amounts payable to the Company totaled $65,728 and $200,138, respectively. As of September 30, 2007, there were no unpaid amounts. For the three and nine months ended September 30, 2006, such amounts payable to the Company totaled $26,730.

As of September 30, 2007, an affiliate of Ares Management owned 1,216,667 shares of the Company’s common stock representing approximately 1.7% of the total shares outstanding as of September 30, 2007.

See Note 3 for a description of other related party transactions.

10.          STOCKHOLDERS’ EQUITY

On January 8, 2007, we sold 409,500 shares of common stock to an underwriter pursuant to its exercise of an over-allotment option granted in the public add-on ffering completed in December 2006 at $18.50 per share less an underwriting discount totaling $0.19 per share. Total proceeds received from the sale of common stock pursuant to the over-allotment option, net of the underwriter’s discount and offering costs, were approximately $7.5 million.

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

On August 28, 2007, we completed a public add-on offering (the “August Add-on Offering”) of 2,645,000 shares of common stock (including the underwriters’ over-allotment option of 345,000 shares) at $16.30 per share, less an underwriting discount totaling approximately $0.22 per share. Total proceeds received from the August Add-on Offering, net of the underwriters’ discount and offering costs, were approximately $42.3 million.

11.          DIVIDEND

For the three months ended September 30, 2007, the Company declared a dividend on August 9, 2007 of $0.42 per share for a total of $30.4 million. The record date was September 14, 2007 and the dividend was distributed on September 28, 2007. For the three months ended June 30, 2007, the Company declared a dividend on May 10, 2007 of $0.41 per share for a total of $28.5 million. The record date was June 15, 2007 and the dividend was distributed on June 30, 2007. For the three months ended March 31, 2007, the Company declared a dividend on March 8, 2007 of $0.41 per share for a total of $22.1 million. The record date was March 19, 2007 and the dividend was distributed on March 30, 2007.

For the three months ended September 30, 2006, the Company declared a dividend on August 9, 2006 of $0.40 per share for a total of $19.6 million. The record date was September 15, 2006 and the dividend was distributed on

September 29, 2006. For the three months ended June 30, 2006, the Company declared a dividend on May 8, 2006 of $0.38 per share for a total of $14.5 million. The record date was June 15, 2006 and the dividend was distributed on June 30, 2006. For the three months ended March 31, 2006, the Company declared a dividend on February 28, 2006 of $0.36 per share for a total of $13.7 million. The record date was March 24, 2006 and the dividend was distributed on April 14, 2006.

12.          FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the nine months ended September 30, 2007 and the nine months ended September 30, 2006:

Per Share Data:

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2007	September 30, 2006
Net asset value, beginning of period (1)	$15.17	$15.03

Issuance of common stock	0.59	0.01
Effect of dilution	(0.03)	(0.03)

Net investment income for period (2)	1.06	0.94
Net realized and unrealized gains for period (2)	0.19	0.25
Net increase in stockholders’ equity	1.25	1.19

Distributions from net investment income	(1.06)	(0.94)
Distributions from net realized capital gains on securities	(0.18)	(0.20)
Total distributions to stockholders	(1.24)	(1.14)

Net asset value at end of period (1)	$15.74	$15.06

Per share market value at end of period	$16.27	$17.42
Total return based on market value (3)	(8.39)%	15.49%
Total return based on net asset value (4)	8.18%	7.89%
Shares outstanding at end of period	72,684,090	49,091,195

Ratio/Supplemental Data:
Net assets at end of period	$1,144,325,417	$739,268,870
Ratio of operating expenses to average net assets (5) (6)	8.96%	8.34%
Ratio of net investment income to average net assets (5) (7)	9.03%	9.02%
Portfolio turnover rate (5)	43%	47%

(1) The net assets used equals the total stockholders’ equity on the consolidated balance sheets.

(2) Weighted average basic per share data.

(3) For the nine months ended September 30, 2007, the total return based on market value equals the decrease of the ending market value at September 30, 2007 of $16.27 per share over the ending market value at December 31, 2006 of $19.11 per share, plus the declared dividend of $0.42 per share for holders of record on September 14, 2007, the declared dividend of $0.41 per share for holders of record on June 15, 2007 and the declared dividend of $0.41 per share for holders of record on March 19, 2007, divided by the market value at December 31, 2006. For the nine months ended September 30, 2006, the total return based on market value equals the increase of the ending market value at September 30, 2006 of $17.42 per share over the ending market value at December 31, 2005 of $16.07, plus the declared dividend of $0.40 per share for holders of record on September 15, 2006, the declared dividend of $0.38 per share for holders of record on June 15, 2006 and the declared dividend of $0.36 per share for holders of record on March 24, 2006, divided by the market value at December 31, 2005. Total return based on market value is not annualized. The Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4) For the nine months ended September 30, 2007, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.42 per share for holders of record on September 14, 2007, the declared dividend of $0.41 per share for holders of record on June 15, 2007 and the declared dividend of $0.41 per share for holders of record on March 19, 2007, divided by the beginning net asset value during the period. The calculation was adjusted for shares issued in connection with the dividend reinvestment plan, shares issued in connection with the underwriter’s exercising in full of the over-allotment option granted to it in connection with the December 2006 Add-on Offering and the issuance of common stock in connection with the February Add-on Offering, the April Add-on Offering and the August Add-on Offering. For the nine months ended September 30, 2006, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.40 per share for holders of record on September 15, 2006, the declared dividend of $0.38 per share for holders of record on June 15, 2006 and the declared dividend of $0.36 per share for holders of record on March 24, 2006, divided by the beginning net asset value during the period. The calculation was adjusted for shares issued in connection with the dividend reinvestment plan. Total return based on net asset value is not annualized. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5) The ratios reflect an annualized amount.

(6) For the nine months ended September 30, 2007, the ratio of operating expenses to average net assets consisted of 2.27% of base management fees, 2.26% of incentive management fees, 3.39% of the cost of borrowing and other operating expenses of 1.04%. For the three months ended September 30, 2006, the ratio of operating expenses to average net assets consisted of 1.98% of base management fees, 3.04% of incentive management fees, 2.42% of the cost of borrowing and other operating expenses of 0.90%. These ratios reflect annualized amounts.

(7) The ratio of net investment income to average net assets excludes income taxes related to realized gains.

13.          IMPACT OF NEW ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”).  FIN 48 provides guidance on how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities.  Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  FASB required adoption of FIN 48 for fiscal years beginning after December 15, 2006, and FIN 48 is to be applied to all open tax years as of the effective date.  However, on December 22, 2006, the Securities and Exchange Commission delayed the required implementation date of FIN 48 for business development companies until March 31, 2007. The Company has evaluated the implications of FIN 48 and determined that there is no material impact on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has evaluated the implications of SFAS No. 157 and determined that there is no material impact in the consolidated financial statements.

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

14.          SUBSEQUENT EVENTS

On October 18, 2007, we entered into an amendment to extend the maturity of the CP Funding Facility to October 8, 2008. Additionally, the interest rate charged on the CP Funding Facility was increased to the commercial paper rate plus 1.00%.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this quarterly report. In addition, some of the statements in this report constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Capital Corporation (the “Company,” “ARCC,” “we,” “us” or “our”). The forward-looking statements contained in this report involve risks and uncertainties, including statements as to:

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Consistent with lower loan volumes for the broader market, for the three months ended September 30, 2007, we issued 8 new commitments in an aggregate amount of $113.9 million ($34.0 million to new portfolio companies and $79.9 million to existing portfolio companies) where the average commitment amount was approximately $14.2 million and the weighted average commitment term was approximately 68 months, compared to 13 new commitments in an aggregate amount of $285.5 million ($204.0 million to new portfolio companies and $81.5 million to existing portfolio companies) where the average commitment amount was approximately $22.0 million and the weighted average commitment term was approximately 73 months for the three months ended September 30, 2006. During the three months ended September 30, 2007, we funded $103.3 million of such commitments ($26.5 million to new portfolio companies and $76.8 million to existing portfolio companies) compared to funding $260.1 million of commitments ($196.6 million to new portfolio companies and $63.5 million to existing portfolio companies) for the three months ended September 30, 2006. Also during the three months ended September 30, 2007, we had $106.2 million in exits and repayments of commitments resulting in net commitments of $7.7 million for the period. For the three months ended September 30, 2006, we had $119.4 million in exits and repayments of commitments resulting in net commitments of $166.1 million for the period. We have remaining contractual obligations for $7.5 million with respect to commitments funded as of September 30, 2007. The weighted average yield of debt and income producing equity securities funded during the three months ended September 30, 2007 and September 30, 2006 was approximately 12.16% and 12.04%, respectively, and the weighted average yield of debt and income producing equity securities exited or repaid during the three months ended September 30, 2007 and September 30, 2006 was approximately 11.50% and 12.49%, respectively (computed as (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt divided by (b) total debt and income producing equity securities at fair value).

For the three months ended September 30, 2007, the Company funded (A) $75.1 million aggregate principal amount of senior term debt, (B) $34.0 million aggregate principal amount of senior subordinated debt and (C) $11.3 million of investments in equity securities. For the three months ended September 30, 2006, the Company funded (1) $192.0 million aggregate principal amount of senior term debt, (2) $76.1 million aggregate principal amount of senior subordinated debt, and (3) $20.2 million of investments in equity securities.

During the three months ended September 30, 2007, (A) $76.3 million aggregate principal amount of senior term debt and (B) $10.0 million aggregate principal amount of senior notes were redeemed. Additionally, $12.5 million aggregate principal amount of senior term debt and $10.0 million of senior subordinated debt was sold or syndicated. As of September 30, 2007, the Company held investments in 69 portfolio companies compared to 60 portfolio companies as of December 31, 2006. During the three months ended September 30, 2006, (1) $83.0 million aggregate principal amount of senior term debt and (2) $15.1 million aggregate principal amount of senior subordinated debt was redeemed. Additionally, (a) $19.0 million aggregate principal amount of senior term debt, (b) $17.0 million aggregate principal amount of senior subordinated debt and (c) $590,000 of investments in equity securities were sold.

The Investment Adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, the Investment Adviser grades all loans on a scale of 1 to 4 no less frequently than quarterly. This system is intended to reflect the performance of the borrower’s business, the collateral coverage of the loans and other factors considered relevant. Under this system, loans with a grade of 4 involve the least amount of risk in our portfolio. The borrower is performing above expectations and the trends and risk factors are generally favorable (including a potential exit). Loans graded 3 involve a level of risk that is similar to the risk at the time of origination. The borrower is performing as expected and the risk factors are neutral to favorable. All new loans are initially graded 3. Loans graded 2 involve a borrower performing below expectations and indicates that the loan’s risk has increased materially since origination. The borrower may be out of compliance with debt covenants, however, loan payments are generally not more than 120 days past due. For loans graded 2, we increase procedures to monitor the borrower and we will write down the fair value of the investment if it is deemed to be impaired. A loan grade of 1 indicates that the borrower is performing materially below expectations and that the loan risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans graded 1 are not anticipated to be repaid in full and we will reduce the fair market value of the investment to the amount we anticipate will be recovered. As of September 30, 2007, the weighted average investment grade of the debt in our portfolio was 3.0 and one loan was past due or on non-accrual. The weighted average investment grade of the debt in our portfolio as of December 31, 2006 was 3.0. The following is a distribution of the grades of our portfolio companies as of September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Fair Value	Number of Companies	Fair Value	Number of Companies
Grade 1	$8,586,770	1	$504,206	1
Grade 2	70,679,490	5	14,206,419	1
Grade 3	1,483,852,945	60	1,189,399,643	56
Grade 4	52,453,574	3	31,711,568	2
	$1,615,572,779	69	$1,235,821,836	60

As of September 30, 2007, the weighted average yield of the debt and income producing equity securities in our portfolio was approximately 11.63%. As of September 30, 2007, the weighted average yield on our entire portfolio was 10.25%. As of September 30, 2007, the weighted average yield on our senior term debt, senior subordinated debt and income producing equity securities was 11.32%, 12.58% and 9.57%, respectively. Of the senior term debt at September 30, 2007, the weighted average yield attributable to first lien senior term debt and second lien senior term debt was 10.81% and 12.21%, respectively.

As of December 31, 2006, the weighted average yield of the debt and income producing equity securities in our portfolio was approximately 11.95%. As of December 31, 2006, the weighted average yield on our entire portfolio was 10.79%. As of December 31, 2006, the weighted average yield on our senior term debt, senior subordinated debt and income producing equity securities was 11.52%, 13.16% and 10.00%, respectively. Of the senior term debt at December 31, 2006, the weighted average yield attributable to first lien senior term debt and second lien senior term debt was 11.22% and 11.94%, respectively.

The weighted average yield on our debt and income producing equity securities was lower as of September 30, 2007 compared to the weighted average yield on our debt and income producing equity securities as of December 31, 2006 because we added a higher percentage of lower yielding first lien investments during the nine months ended September 30, 2007, and the average yield on our exits and repayments was higher than the investments added during the period.

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2007 and September 30, 2006

Operating results for the three and nine months ended September 30, 2007 and September 30, 2006 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Total Investment Income	$47,931,434	$31,831,794	$135,045,376	$82,512,850
Total Expenses	24,101,377	14,756,843	67,312,807	39,272,954
Net Investment Income Before Income Taxes	23,830,057	17,074,951	67,732,569	43,239,896

Income Tax Expense (Benefit), Including Excise Tax	(78,788)	(253,044)	(112,069)	4,927,471
Net Investment Income	23,908,845	17,327,995	67,844,638	38,312,425

Net Realized Gain	10,886,348	1,611,935	3,362,560	26,102,809
Net Unrealized Gain (Loss)	(11,870,712)	(798,808)	8,873,436	(15,738,399)

Net Increase in Stockholders’ Equity Resulting From Operations	$22,924,481	$18,141,122	$80,080,634	$48,676,835

Investment Income

For the three months ended September 30, 2007, total investment income increased $16.1 million, or 51%, over the three months ended September 30, 2006. For the three months ended September 30, 2007, total investment income consisted of $42.9 million in interest income from investments, $2.7 million in capital structuring service fees, $1.1 million in dividend income, $459,000 in other income and $791,000 in interest income from cash and cash equivalents. Interest income from investments increased $16.3 million, or 62%, to $42.9 million for the three months ended September 30, 2007 from $26.5 million for the comparable period in 2006. The increase in interest income from investments was primarily due to the increase in the overall size of the portfolio. The average investments, at fair value, for the quarter increased from $926.8 million for the three months ended September 30, 2006 to $1.6 billion for the comparable period in 2007.

For the nine months ended September 30, 2007, total investment income increased $52.5 million, or 64%, over the nine months ended September 30, 2006. For the nine months ended September 30, 2007, total investment income consisted of $116.5 million in interest income from investments, $12.4 million in capital structuring service fees, $2.4 million in dividend income, $1.5 million in other income and $2.3 million in interest income from cash and cash equivalents. Interest income from investments increased $48.9 million, or 72%, to $116.5 million for the nine months ended September 30, 2007 from $67.5 million for the comparable period in 2006. The increase in interest income from investments was primarily due to the increase in the overall size of the portfolio. The average investments, at fair value, for the period increased from $794.2 million for the nine months ended September 30, 2006 to $1.4 billion for the comparable period in 2007.

Expenses

For the three months ended September 30, 2007, total expenses increased $9.3 million, or 63%, over the three months ended September 30, 2006. Base management fees increased $2.5 million, or 68%, to $6.2 million for the three months ended September 30, 2007 from $3.7 million for the comparable period in 2006, primarily due to the increase in the size of the portfolio. Incentive fees related to pre-incentive fee net investment income increased $1.6 million, or 37%, to $6.0 million for the three months ended September 30, 2007 from $4.4 million for the comparable period in 2006, primarily due to the increase in the size of the portfolio and the related increase in net investment income. Interest expense and credit facility fees increased $4.5 million, or 91%, to $9.4 million for the three months ended September 30, 2007 from $4.9 million for the comparable period in 2006, primarily due to the increase in the average outstanding borrowings. There were $559.1 million in average outstanding borrowings during the three months ended September 30, 2007 compared to average outstanding borrowings of $291.1 million in the comparable period in 2006.

For the nine months ended September 30, 2007, total expenses increased $28.0 million, or 71%, over the nine months ended September 30, 2006. Base management fees increased $7.7 million, or 83%, to $17.1 million for the nine months ended September 30, 2007 from $9.3 million for the comparable period in 2006, primarily due to the increase in the size of the portfolio. Incentive fees related to pre-incentive fee net investment income increased $5.6 million, or 49%, to $17.0 million for the nine months ended September 30, 2007 from $11.4 million for the comparable period in 2006, primarily due to the increase in the size of the portfolio and the related increase in net investment income. Interest expense and credit facility fees increased $14.1 million, or 123%, to $25.5 million for the nine months ended September 30, 2007 from $11.4 million for the comparable period in 2006, primarily due to the significant increase in the borrowings outstanding. The average outstanding borrowings during the nine months ended September 30, 2007 were $520.5 million compared to average outstanding borrowings of $211.9 million in the comparable period in 2006. The increases in expenses were offset by a decline in incentive fees related to realized gains. For the nine months ended September 30, 2006 there were $3.0 million in incentive fees accrued related to realized gains compared to no incentive fees accrued related to realized gains for the nine months ended September 30, 2007, due to higher net realized gains recognized during the nine months ended September 30, 2006.

Income Tax Expense, Including Excise Tax

The Company has qualified and elected and intends to continue to qualify for the tax treatment applicable to regulated investment companies under the Code, and, among other things, has made and intends to continue to make the requisite distributions to its stockholders which will relieve the Company from federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues an excise tax estimate, if any, on estimated excess taxable income. For the three months ended September 30, 2007, the Company recorded a benefit of approximately $(34,000) for this federal excise tax. For the nine months ended September 30, 2007 the Company recorded a benefit of approximately $(64,000) for federal excise tax. For the three and nine months ended September 30, 2006, the Company recorded a benefit of approximately $(253,000) and a provision of approximately $571,000 respectively for federal excise tax.

Certain of our wholly owned subsidiaries are subject to federal and state income taxes. For the three and nine months ended September 30, 2007, we recognized tax benefits of approximately $(45,000) and $(48,000), respectively, for these subsidiaries. For the three and nine months ended September 30, 2006, we recorded a tax provision of approximately $4,244,000 and $4,354,000, respectively, for these subsidiaries.

Net Unrealized Gains/Losses

For the three months ended September 30, 2007, the Company’s investments had net unrealized losses of $11.9 million, which primarily related to the reversal of prior period unrealized appreciation of $5.6 million from the investment in The GSI Group, Inc. (“GSI”) and the $12.8 million unrealized depreciation of several investments offset by $7.1 million of unrealized appreciation of certain other investments. The most significant changes in unrealized depreciation were $5.6 million for the investment in Primis Marketing Group, Inc. and Primis Holdings, LLC (together, “Primis”), $3.0 million for the investment in Wear Me Apparel, LLC (“Wear Me”), $2.1 million for the investment in Universal Trailer Corporation (“UTC”), and $949,000 for the investment in Abingdon Investments Limited, offset by unrealized appreciation of $3.0 million for the investment in Varel Holdings, Inc. (“Varel”), $2.1 million for the investment in Waste Pro, Inc. (“Waste Pro”) and $1.5 million for the investment in MR Processing Holding Corp (“MR”). For the three months ended September 30, 2006, the Company’s investments had net unrealized loss of $799,000, which primarily related to the unrealized depreciation of $2.3 million for the investment in Berkline/Benchcraft Holdings LLC (“Berkline”), offset by the unrealized appreciation in UTC of $1.5 million.

For the nine months ended September 30, 2007, the Company’s investments had net unrealized gains of $8.9 million, which consisted of $27.8 million of unrealized appreciation offset by $20.1 million of unrealized depreciation as well as $1.2 million for the reversal of prior period unrealized depreciation. The most significant changes in unrealized appreciation were $7.2 million for the investment in Reflexite Corporation, $4.0 million for the investment in Waste Pro, $3.6 million for the investment in Daily Candy, Inc., $3.0 million for the investment in Varel, $1.7 million for the investment in Industrial Container Services, Inc. and $1.5 million for the investment in MR, offset by unrealized depreciation of $5.7 million for the investment in UTC, $5.6 million for the investment in Primis, $3.0 million for the investment in Diversified Collection Services, Inc. and $3.0 million for the investment in Wear Me. For the nine months ended September 30, 2006, the Company’s investments had net unrealized loss of $15.7 million, which primarily related to the reversal of the prior period unrealized appreciation of $9.3 million for the investment in CICQ, LP, which was realized during the period, the unrealized depreciation of $6.0 million for the investment in Berkline and $2.4 million for the investment in Making Memories Wholesale, Inc., offset by $1.5 million of unrealized appreciation for the investment in UTC and $1.0 million of unrealized appreciation for the investment in Varel.

Net Realized Gains/Losses

During the three months ended September 30, 2007, the Company had $124.5 million of sales and repayments resulting in $10.9 million of net realized gains. The most significant realized gains during the three months ended September 30, 2007 were the $6.2 million gain for the investment in GSI, $3.5 million for the investment in Equinox SMU Partners LLC (“SMU”) and $833,000 for the investment in The Parker Group, Inc. (“Parker Group”). During the three months ended September 30, 2006, the Company had $136.5 million of sales and repayments resulting in $1.6 million of net realized gains. The most significant realized gains during the three months ended September 30, 2006 were as a result of the repayments of the investments in OnCURE Medical Corp., Singer Sewing Company, WCA Waste Systems, Inc. and Extensity of $452,000, $443,000, $250,000 and $200,000 respectively.

During the nine months ended September 30, 2007, the Company had $465.5 million of sales and repayments resulting in $3.4 million of net realized gains. The most significant realized gains during the period were $6.2 million for the investment in GSI, $3.5 million for the investment in SMU and $833,000 for the investment in Parker Group, offset by the

$8.3 million realized loss in Berkline. During the nine months ended September 30, 2006, the Company had $306.9 million of sales and repayments resulting in $26.1 million of net realized gains.

Net Increase in Stockholders’ Equity Resulting From Operations

Net increase in stockholders’ equity resulting from operations for the three and nine months ended September 30, 2007 was approximately $22.9 million and $80.1 million, respectively. Based on the weighted average shares outstanding during the three and nine months ended September 30, 2007, our net increase in stockholders’ equity resulting from operations per common share was $0.32 and $1.25, respectively.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Since the Company’s inception, the Company’s liquidity and capital resources have been generated primarily from the net proceeds of its initial public offering and subsequent public add-on offerings of common stock, the Debt Securitization, advances from the CP Funding Facility and the Revolving Credit Facility (each as defined in Note 7 to the consolidated financial statements), as well as cash flows from operations. During 2007, we received $7.5 million in proceeds net of underwriting and offering costs related to the underwriter’s exercise of the over-allotment option granted to it in connection with the December 19, 2006 public add-on offering, $27.2 million in proceeds net of underwriting and offering costs from our February 9, 2007 public add-on offering, $267.2 million in proceeds net of underwriting and offering costs from our April 4, 2007 public add-on offering and $42.3 million in proceeds net of underwriting and offering costs from our August 28, 2007 public add-on offering. As of September 30, 2007, total market capitalization for the Company was $1.2 billion compared to $994.4 million as of December 31, 2006.

A portion of the proceeds from our public offerings in 2007 were used to repay outstanding indebtedness. The remaining unused portion of the proceeds from our public offerings was used to fund investments in portfolio companies in accordance with our investment objectives and strategies.

The weighted average stated interest rate of all our outstanding borrowings for the nine months ended September 30, 2007 and September 30, 2006 was 6.03% and 6.04%, respectively. As of September 30, 2007 and December 31, 2006, the weighted average maturity of all our outstanding borrowings was 8.1 years and 9.0 years, respectively. As of September 30, 2007 and December 31, 2006, the fair value of investments and cash and cash equivalents, and the outstanding borrowings under the Debt Securitization, CP Funding Facility and the Revolving Credit Facility were as follows:

	September 30, 2007	December 31, 2006
Cash and cash equivalents	$48,707,617	$91,538,878
Senior term debt	1,005,544,463	791,677,723
Senior notes	—	10,000,000
Senior subordinated debt	387,842,496	299,877,755
Equity securities	221,185,820	134,266,358
Total	$1,664,280,396	$1,327,360,714
Outstanding borrowings	$527,500,000	$482,000,000

The available amount for borrowing under the CP Funding Facility is $350.0 million (see Note 7 to the consolidated financial statements for more detail on the CP Funding Facility arrangement). As of September 30, 2007, there was $85.0 million outstanding under the CP Funding Facility. As of September 30, 2007, the CP Funding Facility was scheduled to expire on October 31, 2007 unless extended prior to such date with the consent of the lenders. On October 18, 2007, we entered into an amendment to extend the maturity of the CP Funding Facility to October 8, 2008. Additionally, the interest rate charged on the CP Funding Facility was increased to the commercial paper rate plus 1.00%.

The available outstanding committed amount for borrowing under the Revolving Credit Facility is $350.0 million (see Note 7 to the consolidated financial statements for more detail on the Revolving Credit Facility arrangement).

As of September 30, 2007, there was $128.5 million outstanding under the Revolving Credit Facility. The Revolving Credit Facility expires on December 28, 2010.

As part of the Debt Securitization, $314.0 million principal amount of asset-backed notes (including $50.0 million revolving notes all of which had been drawn as of September 30, 2007) were issued to third parties and secured by a pool of middle market loans that had been purchased or originated by the Company. We retained approximately $86.0 million of certain BBB and non-rated securities in the Debt Securitization. As of September 30, 2007, there was $314.0 million aggregate principal amount of CLO Notes (as defined in Note 7 to the consolidated financial statements) outstanding. The CLO Notes mature on December 20, 2019.

During the quarter, Ares Capital received a long-term issuer rating of Baa3 from Moody’s Investor Service and a long-term counterparty credit rating from Standard & Poor’s Ratings Service of BBB, which it believes will provide access to broader financing sources and further diversify its capital raising alternatives.

For the three months ending September 30, 2007, average total assets were $1.7 billion. The ratio of total debt outstanding to stockholders’ equity as of September 30, 2007 was 0.46:1.00 compared to 0.61:1.00 as of December 31, 2006.

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2007, the Company had committed to make a total of approximately $243.7 million of investments in various revolving senior secured and subordinated loans. As of September 30, 2007, $177.0 million of this committed amount was unfunded. Additionally, $197.1 million of the $243.7 million in commitments extend beyond the maturity date of our Revolving Credit Facility (as defined in Note 7). Included within the $243.7 million in commitments in revolving secured and subordinated loans are commitments to issue up to $10.9 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. As of September 30, 2007, the Company had $8.8 million in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability. Of these letters of credit, $1.3 million expire on June 10, 2013, $500,000 expire on August 31, 2010, $4.6 million expire on February 28, 2009 and $2.4 million expire on September 30, 2008. These letters of credit may be extended under substantially similar terms for additional one-year terms at the Company’s option until the Revolving Credit Facility, under which the letters of credit were issued, matures on December 28, 2010.

As of September 30, 2007, the Company was subject to subscription agreements to fund up to $111.8 million of equity commitments, at the discretion of the Company in private equity investment partnerships. As of September 30, 2007, $1.3 million was funded to these partnerships.

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

RECENT DEVELOPMENTS

As of November 7, 2007, the Company has issued $220.7 million of commitments since September 30, 2007. In addition, as of November 7, 2007, the Company has an investment backlog and pipeline of approximately $306.7 million and $132.8 million, respectively. The Company expects to syndicate a portion of these amounts to third parties. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. The Company cannot assure you that we will make any of these investments.

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

As of September 30, 2007, approximately 39% of the investments at fair value in our portfolio were at fixed rates while approximately 50% were at variable rates and 11% were non-interest earning. In addition, the Debt Securitization, the CP Funding Facility and the Revolving Credit Facility all feature variable rates.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

On January 7, 2005, we entered into a costless collar agreement in order to manage the exposure to changing interest rates related to the Company’s fixed rate investments. The costless collar agreement was for a notional amount of $20 million, has a cap of 6.5%, a floor of 2.72% and matures in 2008. The costless collar agreement allows us to receive an interest payment when the 3-month LIBOR exceeds 6.5% and obligates us to pay an interest payment when the 3-month LIBOR is less than 2.72%. The costless collar resets quarterly based on the 3-month LIBOR. As of September 30, 2007, the 3-month LIBOR was 5.23%. As of September 30, 2007, this agreement had no fair value.

While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

Based on our September 30, 2007 balance sheet, the following table shows the impact on net income of base rate changes in interest rates assuming no changes in our investment and borrowing structure.

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$22,527,194	$15,825,000	$6,702,194
Up 200 basis points	$15,018,129	$10,550,000	$4,468,129
Up 100 basis points	$7,509,064	$5,275,000	$2,234,064
Down 100 basis points	$(7,509,064)	$(5,275,000)	$(2,234,064)
Down 200 basis points	$(15,018,129)	$(10,550,000)	$(4,468,129)
Down 300 basis points	$(22,527,194)	$(15,825,000)	$(6,702,194)

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Amendment No. 9 to Sale and Servicing Agreement, dated as of October 18, 2007, by and among Ares Capital CP Funding LLC, Ares Capital Corporation, each of the conduit purchasers and institutional purchasers from time to time party thereto, each of the purchaser agents from time to time party thereto, Wachovia Capital Markets, LLC, as administrative agent and purchaser agent with respect to Variable Funding Capital Company LLC as conduit purchaser, U.S. Bank National Association, as trustee, and Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as the backup servicer (3)

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

(3)         Incorporated by reference to Exhibit Number 10.1 to the Registrant’s Form 8-K dated as of October 22, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES CAPITAL CORPORATION

Dated: November 8, 2007	By	/s/ Michael J. Arougheti
Michael J. Arougheti
President

	By	/s/ Richard S. Davis
Richard S. Davis
Chief Financial Officer