Form 10-K
period 2007-12-31
ARES CAPITAL CORP
filed 2008-02-28
CIK 1287750

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-50697

ARES CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	33-1089684 (I.R.S. Employer Identification No.)
280 Park Avenue, 22nd Floor, New York, NY 10017 (Address of principal executive offices) (Zip Code)
(212) 750-7300 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

        (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant on June 29, 2007, based on the closing price on that date of $16.85 on The NASDAQ Global Select Market, was $1,154,481,019. As of February 27, 2008 there were 72,684,090 shares of the registrant's common stock outstanding.

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

GENERAL

        Ares Capital Corporation, a Maryland corporation (together with its subsidiaries, where applicable, "Ares Capital" or the "Company," which may also be referred to as "we," "us," or "our") is a specialty finance company that is a closed-end, non-diversified management investment company. We have elected to be regulated as a business development company or a "BDC" under the Investment Company Act of 1940, or the "Investment Company Act." We were founded in April 2004 and completed our initial public offering on October 8, 2004. Ares Capital's investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in U.S. middle market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive, however, we may from time to time invest in larger companies. In this Annual Report, we generally use the term "middle market" to refer to companies with annual EBITDA between $5 million and $50 million. EBITDA represents net income before net interest expense, income tax expense, depreciation and amortization.

        We invest primarily in first and second lien senior loans and long-term mezzanine debt. First and second lien senior loans generally are senior debt instruments that rank ahead of subordinated debt of a given portfolio company. These loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of or be junior to other security interests. Mezzanine debt is subordinated to senior loans and is generally unsecured. In some cases, we may also receive warrants or options in connection with our debt instruments. Our investments have generally ranged between $10 million and $50 million each, although the investment sizes may be more or less than the targeted range and are expected to grow with our capital availability. We also, to a lesser extent, make equity investments in private middle market companies. These investments have generally been less than $10 million each but may grow with our capital availability and are usually made in conjunction with loans we make to these companies. In addition, the proportion of these investments will change over time given our views on, among other things, the economic and credit environment we are operating in. In connection with our investing activities, we may make commitments with respect to indebtedness or securities of a potential portfolio company substantially in excess of our final investment. In such situations, while we may initially agree to fund up to a certain dollar amount of an investment, we may syndicate a portion of such amount to third parties prior to closing such investment, such that we make a smaller investment than what was reflected in our original commitment.

        The first and second lien senior loans generally have stated terms of three to 10 years and the mezzanine debt investments generally have stated terms of up to 10 years, but the expected average life of such first and second lien loans and mezzanine debt is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. The debt that we invest in typically is not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than "Baa3" by Moody's Investors Service or lower than "BBB" by Standard & Poor's Corporation). We may invest without limit in debt of any rating, as well as debt that has not been rated by any nationally recognized statistical rating organization.

        We believe that our investment adviser, Ares Capital Management LLC ("Ares Capital Management," the "Investment Adviser" or "investment adviser"), is able to leverage the current investment platform, resources and existing relationships with financial sponsors, financial institutions, hedge funds and other investment firms of Ares Partners Management Company LLC and its affiliated companies (collectively, "Ares") to provide us with attractive investments. In addition to deal flow, the Ares investment platform assists our investment adviser in analyzing, structuring and monitoring investments. Ares' senior principals have worked together for many years and have substantial experience investing in senior loans, high yield bonds, mezzanine debt and private equity. The Company has access to the Ares staff of approximately 94 investment professionals and to the 91 administrative professionals employed by Ares who provide assistance in accounting, legal, compliance, technology and investor relations.

        While our primary focus is to generate current income and capital appreciation through investments in first and second lien senior loans and mezzanine debt and, to a lesser extent, equity securities of private companies, we also may invest up to 30% of the portfolio in opportunistic investments. Such investments may include, among others, investments in high-yield bonds, debt and equity securities and distressed debt or equity securities of public companies. We expect that these public companies generally will have debt that is non-investment grade. As part of this 30% of the portfolio, we may also invest in debt of middle market companies located outside of the United States.

        In addition to making investments in the Ares Capital portfolio, we manage a senior debt fund, Ivy Hill Middle Market Credit Fund, Ltd. ("Ivy Hill"), which we established during 2007. Our wholly owned subsidiary, Ivy Hill Asset Management, L.P., manages Ivy Hill.

About Ares

        Ares is an independent international investment management firm with approximately $20 billion of total committed capital and over 220 employees as of the date of this report. Ares was founded in 1997 by a group of highly experienced investment professionals.

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

        Ares is comprised of the following groups:

  •
  Capital Markets Group. The Ares Capital Markets Group currently manages a variety of funds and investment vehicles that have approximately $13.5 billion of committed capital, focusing primarily on syndicated senior secured loans, high yield bonds, distressed debt, other liquid fixed income investments and other publicly traded debt securities.

  •
  Private Debt Group. The Ares Private Debt Group manages the assets of Ares Capital and Ares' private debt middle-market financing activities in Europe, Ares Capital Europe ("ACE"). The Private Debt Group focuses primarily on non-syndicated first and second lien senior loans and mezzanine debt, which in some cases may include an equity component, and, to a lesser extent, in equity investments, in private middle market companies.

  •
  Private Equity Group. The Ares Private Equity Group manages Ares Corporate Opportunities Fund, L.P. and Ares Corporate Opportunities Fund II, L.P. (collectively referred to as "ACOF"), which together have approximately $2.8 billion of total committed capital. ACOF generally makes private equity investments in companies in amounts substantially larger than the private equity investments anticipated to be made by Ares Capital. The Private Equity Group generally focuses on control-oriented equity investments in under-capitalized companies or companies with capital structure issues.

        Ares' senior principals have been working together as a group for many years and have an average of over 20 years of experience in leveraged finance, private equity, distressed debt, investment banking and capital markets. They are backed by a large team of highly-disciplined professionals. Ares' rigorous investment approach is based upon an intensive, independent financial analysis, with a focus on preservation of capital, diversification and active portfolio management. These fundamentals underlie Ares' investment strategy and have resulted in large pension funds, banks, insurance companies and endowments investing in Ares funds.

Ares Capital Management

        Ares Capital Management, our investment adviser, is served by a dedicated origination and transaction development team of 31 investment professionals led by our President, Michael Arougheti, and the partners of Ares Capital Management, Eric Beckman, Kipp deVeer, Mitchell Goldstein and Michael Smith. Ares Capital Management leverages off of Ares' entire investment platform and benefits from the significant capital markets, trading and research expertise of all of Ares' investment professionals. Ares funds currently hold over 600 investments in over 30 different industries and have made investments in over 1,600 companies since inception. Ares Capital Management's investment committee has eight members, including Mr. Arougheti, several Ares Capital Management partners, and four founding members of Ares.

MARKET OPPORTUNITY

        We believe the environment for investing in middle market companies is attractive for the following reasons:

  •
  We believe that many senior lenders have, in recent years, de-emphasized their service and product offerings to middle market businesses in favor of lending to large corporate clients and managing capital markets transactions.

  •
  We believe there is increased demand among private middle market companies for primary capital. Many middle-market firms have faced increased difficulty raising debt in the capital markets, due to a continuing preference for larger size high yield bond and loan issuances.

  •
  We believe there is a large pool of uninvested private equity capital for middle market companies. We expect private equity firms will seek to leverage their investments by combining capital with senior secured loans and mezzanine debt from other sources.

  •
  We believe that current credit market dislocation has brought a reduction in competition, a widening of interest spreads, increasing fees and generally more conservative capital structures and deal terms.

COMPETITIVE ADVANTAGES

        We believe that we have the following competitive advantages over other capital providers in middle market companies:

Existing investment platform

        Ares currently manages approximately $20.0 billion of committed capital in the related asset classes of syndicated loans, high yield bonds, mezzanine debt and private equity. We believe Ares' current investment platform provides a competitive advantage in terms of access to origination and marketing activities and diligence for Ares Capital.

Seasoned management team

        Antony Ressler, Bennett Rosenthal, John Kissick and David Sachs are all founding members of Ares who serve on Ares Capital Management's investment committee. These professionals have an average of over 20 years experience in leveraged finance, including substantial experience in investing in leveraged loans, high yield bonds, mezzanine debt, distressed debt and private equity securities. In addition, our President, Michael Arougheti, leads a dedicated origination and transaction development team of 31 investment professionals, including Mr. Arougheti and the partners of Ares Capital Management, Eric Beckman, Kipp deVeer, Mitch Goldstein and Michael Smith. As a result of Ares' extensive investment experience and the history of its seasoned management team, Ares has developed a strong reputation in the capital markets. We believe that Ares' long history in the market and the extensive experience of the principals investing across market cycles provides Ares Capital Management with real competitive advantage in identifying, investing in, and managing a portfolio of investments in middle market companies.

Experience and focus on middle market companies

        Ares has historically focused on investments in middle market companies and we benefit from this experience. In sourcing and analyzing deals, our investment adviser uses Ares' extensive network of relationships with intermediaries focused on middle market companies, including management teams, members of the investment banking community, private equity groups and other investment firms with whom Ares has had long-term relationships. We believe this network enables us to attract well-positioned prospective portfolio company investments. Our investment adviser works closely with the Ares' investment professionals who oversee a portfolio of investments in over 600 companies and provide access to an extensive network of relationships and special insights into industry trends and the state of the capital markets.

        Members of our Investment Committee and our investment adviser have significant experience investing across market cycles.

Disciplined investment philosophy

        In making its investment decisions, our investment adviser has adopted Ares' long-standing, consistent investment approach that was developed over 15 years ago by its founders. Specifically, Ares Capital Management's investment philosophy and portfolio construction and portfolio management involves an assessment of the overall macroeconomic environment, financial markets and company-specific research and analysis. Our investment approach emphasizes capital preservation, low volatility and minimization of downside risk. In addition to engaging in extensive due diligence from the perspective of a long-term investor, Ares Capital Management's approach seeks to reduce risk in investments by focusing on:

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

Extensive industry focus

        We concentrate our investing activities in industries with a history of predictable and dependable cash flows and in which the Ares investment professionals historically have had extensive investment experience. Since its inception in 1997, Ares investment professionals have invested in over 1,600 companies in over 30 different industries. Ares' Capital Markets Group provides a large team of in-house analysts with significant expertise and relationships in industries in which we are likely to invest. Ares investment professionals have developed long-term relationships with management teams and management consultants in these industries, as well as substantial information concerning these industries and potential trends within these industries. The experience of Ares' investment professionals in investing across these industries, throughout various stages of the economic cycle, provides our investment adviser with access to ongoing market insights and favorable investment opportunities.

Flexible transaction structuring

        We are flexible in structuring investments, the types of securities in which we invest and the terms associated with such investments. The principals of Ares have extensive experience in a wide variety of securities for leveraged companies with a diverse set of terms and conditions. This approach and experience should enable our investment adviser to identify attractive investment opportunities throughout the economic cycle and across a company's capital structure so that we can make investments consistent with our stated objective. In addition, we have the ability to hold larger investments than many of our middle market competitors. The ability to underwrite, syndicate and hold larger investments (i) increases flexibility, (ii) potentially increases net fee income and earnings through syndication, (iii) broadens market relationships and deal flow and (iv) allows us to optimize portfolio composition. We also focus on acting as agent for or leading many of our investments. In these situations we tend to have (i) greater control over deal terms, pricing and structure and (ii) a closer relationship with issuers leading to more active portfolio management.

OPERATING AND REGULATORY STRUCTURE

        Our investment activities are managed by Ares Capital Management and supervised by our board of directors, a majority of whom are independent of Ares and its affiliates. Ares Capital Management is an investment adviser that is registered under the Investment Advisers Act of 1940, or the "Advisers

Act." Under our amended and restated investment advisory and management agreement, referred to herein as our investment advisory and management agreement, we have agreed to pay Ares Capital Management an annual base management fee based on our total assets, as defined under the Investment Company Act (other than cash and cash equivalents, but including assets purchased with borrowed funds), and an incentive fee based on our performance.

        As a BDC, we are required to comply with certain regulatory requirements. For example, we would not generally be permitted to invest in any portfolio company in which Ares or any of its affiliates currently has an investment (although we may co-invest on a concurrent basis with funds managed by Ares, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures). Some of these co-investments would only be permitted pursuant to an exemptive order from the Securities and Exchange Commission (the "SEC") and we have currently determined not to pursue obtaining such an order.

        Also, while we are permitted to finance investments using debt, our ability to use debt is limited in certain significant respects. We borrow funds to make additional investments. We have elected to be treated for federal income tax purposes as a regulated investment company, or a "RIC", under Subchapter M of the Internal Revenue Code of 1986, or the "Code."

INVESTMENTS

Ares Capital Corporation portfolio

        We have created a diversified portfolio that includes first and second lien senior loans and mezzanine debt by investing a range of $10 million to $50 million of capital, on average, although the investment sizes may be more or less and depending on capital availability, are expected to grow. We also, to a lesser extent, make equity investments in private middle market companies. These investments have generally been less than $10 million each but may grow with our capital availability and are usually made in conjunction with loans we make to these companies. In addition, the proportion of these investments will change over time given our views on, among other things, the economic and credit environment we are operating in. In connection with our investing activities, we may make commitments with respect to indebtedness or securities of a potential portfolio company substantially in excess of our final investment. In such situations, while we may initially agree to fund up to a certain dollar amount of an investment, we may syndicate a portion of such amount to third parties prior to closing such investment, such that we make a smaller investment than what was reflected in our original commitment. In addition to originating investments, we may acquire investments in the secondary market.

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

        Our principal focus is investing in first and second lien senior loans and mezzanine debt and, to a lesser extent, equity capital, of middle market companies in a variety of industries. We generally target companies that generate positive cash flows. Ares has a staff of 94 investment professionals who specialize in specific industries. We generally seek to invest in companies from the industries in which Ares' investment professionals have direct expertise. The following is a representative list of the industries in which Ares has invested:

  •
  Aerospace and Defense

  •
  Airlines

  •
  Broadcasting/Cable

  •
  Cargo Transport

  •
  Chemicals

  •
  Consumer Products

  •
  Containers/Packaging

  •
  Education

  •
  Energy

  •
  Environmental Services

  •
  Farming and Agriculture

  •
  Financial

  •
  Food and Beverage

  •
  Gaming

  •
  Health Care

  •
  Homebuilding

  •
  Lodging and Leisure

  •
  Manufacturing

  •
  Metals/Mining

  •
  Paper and Forest Products

  •
  Printing/Publishing/Media

  •
  Retail

  •
  Restaurants

  •
  Supermarket and Drug

  •
  Technology

  •
  Utilities

  •
  Wireless and Wireline Telecom

        However, we may invest in other industries if we are presented with attractive opportunities.

        The industry and geographic characteristics of the portfolio at fair value as of December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
Industry
Health Care	17.1%	14.4%
Financial	9.9	5.6
Business Services	8.5	4.7
Printing/Publishing/Media	7.3	9.5
Education	6.9	5.1
Retail	6.5	6.0
Beverage/Food/Tobacco	6.2	4.3
Other Services	5.8	7.5
Consumer Products	5.6	8.0
Environmental Services	4.9	5.4
Manufacturing	4.7	7.7
Restaurants	4.2	6.4
Containers/Packaging	2.7	6.7
Aerospace and Defense	2.5	2.1
Computers/Electronics	2.0	1.8
Health Clubs	1.9	—
Grocery	1.5	—
Cargo Transport	0.8	1.0
Homebuilding	0.5	0.8
Telecommunications	0.5	—
Broadcasting/Cable	—	2.1
Farming and Agriculture	—	0.9

Total	100.0%	100.0%

	December 31,
	2007	2006
Geographic Region
Mid-Atlantic	22.9%	29.4%
Midwest	22.6	19.2
West	19.0	21.6
Southeast	18.3	21.3
International	12.7	2.8
Northeast	4.5	5.7

Total	100.0%	100.0%

        As a result of regulatory restrictions, we are not permitted to invest in any portfolio company in which Ares or any affiliate currently has an investment (although we may co-invest on a concurrent basis with funds managed by Ares, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures). Some of these co-investments would only be permitted pursuant to an exemptive order from the SEC and we have currently determined not to pursue obtaining such an order.

        In addition to such investments, we may invest up to 30% of the portfolio in opportunistic investments in high-yield bonds, debt and equity securities in collateralized debt obligation vehicles, distressed debt or equity securities of public companies. We expect that these public companies generally will have debt that is non-investment grade. We also may invest in debt of middle market companies located outside of the United States.

Managed funds portfolio

        On November 19, 2007, we established a middle market credit fund, Ivy Hill, which is managed by Ivy Hill Asset Management, L.P. in exchange for a 0.50% management fee on the average total assets of Ivy Hill. Ivy Hill primarily invests in first and second lien bank debt of middle market companies. Ivy Hill was initially funded with $404.0 million of capital including a $56.0 million investment by the Company consisting of $40.0 million of Class B notes and $16.0 million of subordinated notes.

        Ivy Hill purchased $133.0 million of investments from the Company in the fourth quarter of 2007 and may from time to time, buy additional loans from the Company.

INVESTMENT SELECTION

        Ares' investment philosophy was developed over the past 16 years and has remained consistent throughout a number of economic cycles. In managing the Company, Ares Capital Management employs the same investment philosophy and portfolio management methodologies used by the investment professionals of Ares in Ares' private investment funds.

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

Intensive due diligence

        The process through which Ares Capital Management makes an investment decision involves extensive research into the target company, its industry, its growth prospects and its ability to withstand adverse conditions. If the senior investment professional responsible for the transaction determines that an investment opportunity should be pursued, Ares Capital Management will engage in an intensive due diligence process. Approximately 30-40% of the investments initially reviewed make it to the next phase where they undergo this process. Though each transaction will involve a somewhat different approach, the regular due diligence steps generally to be undertaken include:

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

Selective investment process

        Ares Capital Management employs Ares' time tested credit recommendation process, which is focused on selectively narrowing investment opportunities through a process designed to identify the most attractive opportunities. Ares reviews and analyzes numerous investment opportunities on behalf of its funds to determine which investments should be consummated.

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

        After the investment is approved by the underwriting committee, a more extensive due diligence process is employed by the transaction team, consisting of primary due diligence on the investment. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third party consultants and research firms prior to the closing of the investment, as appropriate on a case by case basis. Approximately 7-10% of all investments initially reviewed by the underwriting committee will be presented to the investment committee. Approval of an investment for funding generally requires the consensus of the investment committee including a majority of the members of Ares serving on the investment committee.

Investment structure

        Once we have determined that a prospective portfolio company is suitable for investment, we work with the management of that company and its other capital providers, including senior, junior, and equity capital providers, to structure an investment. We negotiate among these parties to agree on how our investment is expected to perform relative to the other capital in the portfolio company's capital structure. Approximately 5% of the investments initially reviewed eventually result in the issuance of formal commitments.

Debt investments

        We invest in portfolio companies primarily in the form of first and second lien senior loans and long-term mezzanine debt. The first and second lien senior loans generally have terms of three to 10 years. We generally obtain security interests in the assets of our portfolio companies that will serve as collateral in support of the repayment of the first and second lien senior loans. This collateral may take the form of first or second priority liens on the assets of a portfolio company.

        We structure our mezzanine investments primarily as unsecured, subordinated loans that provide for relatively high, fixed interest rates that provide us with significant current interest income. The mezzanine debt investments generally have terms of up to 10 years. These loans typically have interest-only payments in the early years, with amortization of principal deferred to the later years of the mezzanine debt. In some cases, we may enter into loans that, by their terms, convert into equity or additional debt or defer payments of interest (or at least cash interest) for the first few years after our investment. Also, in some cases our mezzanine debt will be collateralized by a subordinated lien on some or all of the assets of the borrower.

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

ON-GOING RELATIONSHIPS WITH AND MONITORING OF PORTFOLIO COMPANIES

        Ares Capital Management closely monitors each investment we make, maintains a regular dialogue with both the management team and other stakeholders and seeks specifically tailored financial reporting. In addition, senior investment professionals of Ares sometimes take board seats or obtain board observation rights. As of December 31, 2007, of the 76 funded portfolio companies, Ares Capital Management had board seats or board observation rights on more than 38% of them.

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

        In addition to various risk management and monitoring tools, the Investment Adviser grades all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended to reflect the performance of the portfolio company business, the collateral coverage of the investments and other factors considered relevant. Under this system, investments with a grade of 4 involve the least amount of risk in our portfolio. The portfolio company is performing above expectations and the trends and risk factors are generally favorable, including a potential exit. Investments graded 3 involve a level of risk that is similar to the risk at the time of origination. The portfolio company is performing as expected and the risk factors are neutral to favorable. All new investments are initially graded 3. Investments graded 2 involve a portfolio company performing below expectations and indicates that the investments risk has increased materially since origination. The portfolio company may be out of compliance with debt covenants, however, payments are generally not more than 120 days past due. For investments graded 2, we increase procedures to monitor the portfolio company and we will write down the fair value of the investment if it is deemed to be impaired. An investment grade of 1 indicates that the portfolio company is performing materially below expectations and that the investment risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Investments graded 1 are not anticipated to be repaid in full and we will reduce the fair market value of the investment to the amount we anticipate will be recovered. The Investment Adviser employs half-point increments to reflect underlying trends in portfolio company operating or financial performance, as well as the general outlook. As of December 31, 2007, the weighted average investment grade of the investments in our portfolio was 3.0 and one loan was past due or on non-accrual.

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

INVESTMENT ADVISORY AND MANAGEMENT AGREEMENT

Management services

        Ares Capital Management serves as our investment adviser. Ares Capital Management is an investment adviser that is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our board of directors, the investment adviser manages the day-to-day operations of, and provides investment advisory and management services to, Ares Capital. Under the terms of the investment advisory and management agreement, Ares Capital Management:

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

        Ares Capital Management was initially formed to provide investment advisory services to us and it has not previously provided investment advisory services to anyone else. However, its services to us under the investment advisory and management agreement are not exclusive, and it is free to furnish similar services to other entities.

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

        Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness) at the end of the immediately preceding calendar quarter, will be compared to a fixed "hurdle rate" of 2.00% per quarter. If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for our investment adviser to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. Our pre-incentive fee net investment income used to calculate this part of the incentive fee is also included in the amount of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds) used to calculate the 1.5% base management fee.

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

Payment of our expenses

        All investment professionals of the investment adviser and its staff when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by Ares Capital Management. We bear all other costs and expenses of our operations and transactions, including those relating to: organization; calculation of our net asset value (including the cost and expenses of any independent valuation firm); expenses incurred by Ares Capital Management payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies; interest payable on debt, if any, incurred to finance our investments; offerings of our common stock and other securities; investment advisory and management fees; administration fees; fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments; transfer agent and custodial fees; registration fees; listing fees; taxes; independent directors' fees and expenses; costs of preparing and filing reports or other documents of the SEC; the costs of any reports, proxy statements or other notices to stockholders, including printing costs; to the extent we are covered by any joint insurance policies, our allocable portion of the insurance premiums for such policies; direct costs and expenses of administration, including auditor and legal costs; and all other expenses incurred by us or Ares Administration in connection with administering our business, such as our allocable portion of overhead under the administration agreement, including our allocable portion of the salary and cost of our officers (including our chief compliance officer, our chief financial officer, and our vice president of investor relations and treasurer) and their respective staffs (including travel).

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

ADMINISTRATION AGREEMENT

        We are also party to a separate administration agreement, referred to herein as the administration agreement, with Ares Operations LLC ("Ares Administration") an affiliate of Ares Management. Pursuant to the administration agreement, Ares Administration furnishes us with office equipment and clerical, bookkeeping and record keeping services at our office facilities. Under the administration agreement, Ares Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Administration assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement are equal to an amount based upon our allocable portion of Ares Administration's overhead in performing its obligations under the administration agreement, including our allocable portion of the cost of our officers and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60-days' written notice to the other party.

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

COMPETITION

        Our primary competitors to provide financing to middle market companies include public and private funds, commercial and investment banks, commercial financing companies and private equity funds. Many of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. For example, some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC. We use the industry information of Ares' investment professionals to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of the members of Ares Capital Management's investment committees and of the senior principals of Ares, enable us to learn about, and compete effectively for, financing opportunities with attractive middle market companies in the industries in which we seek to invest.

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

        As part of the CP Funding Facility, we are subject to limitations as to how borrowed funds may be used including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of funds that Ares Capital CP may obtain. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early amortization of the CP Funding Facility and limit further advances under the CP Funding Facility and in some cases could be an event of default. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the CP Funding Facility. The CP Funding Facility expires on October 8, 2008 unless extended prior to such date with the consent of the lender. If the CP Funding Facility is not extended, any principal amounts then outstanding will be amortized over a 24 month period through a termination date of October 6, 2010. Under the terms of the CP Funding Facility, we were required to pay a 0.375% renewal fee for each of the two years following the closing date of the CP Funding Facility. A payment in the amount of $843,750 was made in both 2005 and in 2006 related to this renewal fee.

        The interest rate charged on the funding is based on the commercial paper rate plus 100 basis points and payable quarterly. As of December 31, 2007, the commercial paper rate was 5.1147%. The commitment fee for any unused portions of the CP Funding Facility ranges from 0.10% to 0.125%, depending on funding levels.

        As of December 31, 2007, the principal amount outstanding under the CP Funding Facility was $85.0 million.

        On December 28, 2005, we entered into a senior secured revolving facility (the "Revolving Credit Facility") with the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, together with various supporting documentation, including a guarantee and security agreement.

        Under the Revolving Credit Facility, the lenders initially agreed to extend credit to Ares Capital in an initial aggregate principal amount not exceeding $250 million at any one time outstanding. The Revolving Credit Facility provides also for issuing letters of credit. The Revolving Credit Facility is a five-year revolving facility (with a stated maturity date of December 28, 2010) and with certain exceptions is secured by substantially all of the assets in our portfolio (other than investments held by Ares Capital CP under the CP Funding Facility and investments held by ARCC CLO under the Debt Securitization (each as defined below)). The Revolving Credit Facility also includes an "accordion" feature that allows us to increase the size of the Revolving Credit Facility under certain circumstances. Effective March 1, 2007, under this "accordion" feature, the aggregate principal amount of the Revolving Credit Facility was increased to $350 million. On November 13, 2007, the aggregate principal amount of the Revolving Credit Facility was increased to $510.0 million and the "accordion" feature was amended allowing us to increase the size of the Revolving Credit Facility to a maximum of $765.0 million under certain circumstances.

        Subject to certain exceptions, the interest rate payable under the Revolving Credit Facility is 100 basis points over LIBOR and the commitment fee for unused portions of the credit facility of 0.20%.

        As of December 31, 2007, the principal amount outstanding under the Revolving Credit Facility was $282.5 million. In addition, as of December 31, 2007, the Company had $11.4 million in standby letters of credit issued through the Revolving Credit Facility.

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

        On July 7, 2006, through our newly formed, wholly owned Delaware subsidiary, ARCC CLO 2006 LLC ("ARCC CLO"), we completed a $400.0 million debt securitization (the "Debt Securitization") where approximately $314.0 million principal amount of asset-backed notes (including $50.0 million revolving notes, all of which was drawn down as of December 31, 2007) (the "CLO Notes") were issued to third parties and secured by a pool of middle market loans that have been purchased or originated by the Company. We retained approximately $86.0 million of certain BBB and non-rated securities in the Debt Securitization (the "Retained Notes"). The blended pricing of the CLO Notes, excluding fees, is approximately 3-month LIBOR plus 34 basis points. The Debt Securitization is an on-balance-sheet financing for the Company. As of December 31, 2007, $314.0 million was outstanding under the Debt Securitization (not including the Retained Notes). The CLO Notes mature on December 20, 2019.

        We intend to continue borrowing under the Facilities and our CLO Notes in the future and we may increase the size of the Facilities or otherwise issue debt securities or other evidences of indebtedness in the future.

STAFFING

        We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of Ares Capital Management and Ares Administration, pursuant to the terms of the management agreement and the administration agreement. Each of our executive officers described under "Management" is an employee of Ares Administration and/or Ares Capital Management. Our day-to-day investment operations are managed by our investment adviser. Most of the services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by Ares Capital Management. Including Michael Arougheti, our President, Ares Capital Management has 30 investment professionals who focus on origination and transaction development and the ongoing monitoring of our investments. In addition, we reimburse Ares Administration for our allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our officers and their respective staffs.

REGULATION

        We are a BDC under the Investment Company Act and have elected to be treated as a RIC under Subchapter M of the Code. As with other companies regulated by the Investment Company Act, a BDC must adhere to certain substantive regulatory requirements. The Investment Company Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than "interested persons," as that term is defined in the Investment Company Act. In addition, the Investment Company Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the Investment Company Act as the lesser of: (i) 67% or more of such company's shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company.

        We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an "underwriter" as that term is defined in the Securities Act of 1933. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investment. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the Investment Company Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in general. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies are fundamental and may be changed without stockholder approval.

PRIVACY PRINCIPLES

        We are committed to maintaining the privacy of our stockholders and to safeguarding their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

        Generally, we do not receive any non-public personal information relating to our stockholders, although certain non-public personal information of our stockholders may become available to us. We do not disclose any non-public personal information about our stockholders or former stockholders to anyone, except as permitted or required by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third party administrator).

        We restrict access to non-public personal information about our stockholders to employees of our investment adviser and its affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

AVAILABLE INFORMATION

        Our Internet address is www.arescapitalcorp.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this Annual Report and you should not consider information contained on our website to be part of this Annual Report.

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

        If we do not continue to qualify as a BDC, we might be regulated as a closed-end investment company under the Investment Company Act, which would significantly decrease our operating flexibility.

We are dependent upon Ares Capital Management's key personnel for our future success and upon their access to Ares investment professionals.

        We depend on the diligence, skill and network of business contacts of the members of Ares Capital Management's investment committee. We also depend, to a significant extent, on Ares Capital Management's access to the investment professionals of Ares and the information and deal flow generated by Ares' investment professionals in the course of their investment and portfolio management activities. Our future success depends on the continued service of Ares Capital Management's investment committee. The departure of any of the members of Ares Capital Management's investment committee, or of a significant number of the investment professionals or partners of Ares, could have a material adverse effect on our ability to achieve our investment objective. In addition, we cannot assure you that Ares Capital Management will remain our investment adviser or that we will continue to have access to Ares' investment professionals or its information and deal flow.

Our financial condition and results of operation depend on our ability to manage future growth effectively.

        Our ability to achieve our investment objective depends on our ability to acquire suitable investments and monitor and administer those investments, which depends, in turn, on Ares Capital Management's ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of Ares Capital Management's structuring of the investment process and its ability to provide competent, attentive and efficient services to us. Our executive officers and the members of Ares Capital Management have substantial responsibilities in connection with their roles at Ares and with the other Ares funds as well as responsibilities under the investment advisory and management agreement. They may also be called upon to provide managerial assistance to our portfolio companies on behalf of our administrator. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, Ares Capital Management will need to hire, train, supervise and manage new employees. However, we cannot assure you that any such employees will be retained. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations. In addition, as we grow, we may open up new offices in new geographic regions that may increase our direct operating expenses without corresponding revenue growth.

Our ability to grow depends on our ability to raise capital.

        We will need to periodically access the capital markets to raise cash to fund new investments. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any. With certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the Investment Company Act, equals at least 200% after such borrowing. The amount of leverage that we employ depends on our investment adviser's and our board of directors' assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to maintain our current Facilities or obtain other lines of credit at all or on terms acceptable to us.

We operate in a highly competitive market for investment opportunities.

        A number of entities compete with us to make the types of investments that we make in middle market companies. We compete with other business development companies, public and private funds, commercial and investment banks, commercial financing companies, insurance companies, high yield investors, hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we cannot assure you that we will be able to identify and make investments that meet our investment objective.

        We do not seek to compete primarily based on the interest rates we offer and we believe that some of our competitors may make loans with interest rates that will be comparable to or lower than the rates we offer. We also compete with our competitors based on an existing investment platform, our seasoned management team, our experience and focus on middle market companies, our disciplined investment philosophy, our extensive industry focus and our flexible transaction structuring.

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

        The annual distribution requirement for a RIC is satisfied if we distribute to our stockholders on a timely basis an amount equal to at least 90% of our ordinary income and net short-term capital gain in excess of net long-term capital losses, if any, reduced by deductible expenses, for each year. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the Investment Company Act and financial covenants under our loan agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate level income tax. Because we must make distributions to our stockholders as described above, such amounts, to the extent a stockholder is not participating in our dividend reinvestment plan, will not be available to fund investment originations.

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

        We may issue debt securities or preferred stock, which we refer to collectively as "senior securities," and borrow money from banks or other financial institutions up to the maximum amount permitted by the Investment Company Act. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as defined in the Investment Company Act, equals at least 200% after such incurrence or issuance. If the value of our assets declines, we may be unable to satisfy this test, which would prohibit us from paying dividends and could prevent us from maintaining our status as a RIC. If we cannot satisfy this test, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. As of December 31, 2007, our asset coverage for senior securities was 265%.

        We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and, in certain instances, our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any commission or discount). If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital.

        In addition, we have securitized and may in the future seek to securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly owned subsidiary and contribute a pool of loans to the subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools, and we would retain a portion of the equity in the securitized pool of loans. An inability to successfully securitize our loan portfolio could limit our ability to grow our business, fully execute our business strategy and decrease our earnings, if any. The securitization market is subject to changing market conditions and we may not be able to access this market when we would otherwise deem appropriate. Moreover, the successful securitization of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and more apt to generate losses. The Investment Company Act may also impose restrictions on the structure of any securitization.

We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing with us.

        As of December 31, 2007, we had $367.5 million of outstanding borrowings under our Facilities and $314.0 million of outstanding CLO Notes. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2007 total assets of at least 1.92%. The weighted average interest rate charged on our borrowings as of December 31, 2007 was 5.66%. We intend to continue borrowing under the Facilities in the future and we may increase the size of the Facilities or otherwise issue debt securities or other evidences of indebtedness. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our investment adviser's and our board of directors' assessment of market and other factors at the time of any proposed borrowing.

        Our Facilities impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Internal Revenue Code. A failure to renew our Facilities, or to add new or replacement debt facilities could have a material adverse effect on our business, financial condition and results of operations.

        Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We currently borrow under our Facilities and in the future may borrow from or issue senior debt securities, including unsecured notes, to banks, insurance companies, and other lenders. Lenders of senior securities have fixed dollar claims on our consolidated assets that are superior to the claims of our common stockholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. There is no assurance that a leveraging strategy will be successful.

        The following table illustrates the effect on return to a holder of our common stock of the leverage created by our use of borrowing at the interest rate of 5.66% and assumes (i) our total value of net assets as of December 31, 2007; (ii) $681.5 million debt outstanding as of December 31, 2007 and (iii) hypothetical annual returns on our portfolio of minus 15 to plus 15 percent.

Assumed Return on Portfolio (Net of Expenses)(1)	-15.0%	-10.0%	-5.0%	—%	5.0%	10.0%	15.0%
Corresponding Return to Common Stockholders(2)	-27.8%	-19.6%	-11.5%	-3.4%	4.7%	12.8%	20.9%

(1)
The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.

(2)
In order to compute the "Corresponding Return to Common Stockholders," the "Assumed Return on Portfolio" is multiplied by the total value of our assets at December 31, 2007 to obtain an assumed return to us. From this amount, the interest expense calculated by multiplying the interest rate of 5.66% times the $681.5 million debt is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of December 31, 2007 to determine the "Corresponding Return to Common Stockholders."

We may in the future determine to fund a portion of our investments with preferred stock, which would magnify the potential for gain or loss and the risks of investing in us in the same way as our borrowings.

        Because preferred stock is another form of leverage and the dividends on any preferred stock we issue must be cumulative, preferred stock has the same risks to our common stockholders as borrowings. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common stockholders, and preferred stockholders are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.

We are exposed to risks associated with changes in interest rates.

        General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our investment objective and our rate of return on invested capital. Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to 10 years. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term securities. A decline in the prices of the debt we own could adversely affect the trading price of our shares.

Many of our portfolio investments are not publicly traded and, as a result, there is uncertainty as to the value of our portfolio investments.

        A large percentage of our portfolio investments are not publicly traded. The fair value of investments that are not publicly traded may not be readily determinable. We value these investments quarterly at fair value as determined in good faith by our board of directors based on the input of our management and audit committee. However, we may be required to value our investments more frequently as determined in good faith by our board of directors to the extent necessary to reflect significant events affecting their value. In addition, the board of directors currently receives input from independent valuation firms that have been engaged at the direction of the board to value each portfolio security at least once during a trailing 12 month period. The valuation process is conducted at the end of each fiscal quarter, with approximately a quarter of our portfolio companies without market quotation subject to valuation by the independent valuation firm each quarter. The types of factors that may be considered in valuing our investments include the enterprise value of the portfolio company, the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed and may differ materially from the values that we may ultimately realize.

The lack of liquidity in our investments may adversely affect our business.

        As we generally make investments in private companies, substantially all of these investments are subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or an affiliated manager of Ares has material non-public information regarding such portfolio company.

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

        Certain of our executive officers and directors, and members of the investment committee of our investment adviser, serve or may serve as officers, directors or principals of other entities and affiliates of our investment adviser and investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders or that may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, Messrs. Ressler, Rosenthal, Kissick and Sachs each are and, will continue to be, founding members of Ares with significant responsibilities for other Ares funds. Messrs. Ressler and Rosenthal are required to devote a substantial majority of their business time, and Mr. Kissick is required to devote a majority of his business time, to the affairs of ACOF. However, Ares believes that the efforts of Messrs. Ressler, Rosenthal and Kissick relative to Ares Capital and ACOF are synergistic with and beneficial to the affairs of each of Ares Capital and ACOF.

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

        Our investment advisory and management agreement automatically renews for successive annual periods if approved by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. However, both we and Ares Capital Management have the right to terminate the agreement without penalty upon 60 days' written notice to the other party. Moreover, conflicts of interest may arise if our investment adviser seeks to change the terms of our investment advisory and management agreement, including, for example, the terms for compensation. While any material change to the investment advisory and management agreement must be submitted to stockholders for approval under the Investment Company Act, we may from time to time decide it is appropriate to seek stockholder approval to change the terms of the agreement.

        Pursuant to the administration agreement Ares Administration furnishes us with administrative services and we pay Ares Administration our allocable portion of overhead and other expenses incurred by Ares Administration in performing its obligations under the administration agreement, including our allocable portion of the cost of our officers and their respective staffs. We lease office facilities directly (the "ARCC Office Space") from a third party. We have entered into a sublease with Ares Management LLC ("Ares Management") whereby Ares Management subleases approximately 25% of the ARCC Office Space for a fixed rent equal to 25% of the basic annual rent payable by us under our lease, plus certain additional costs and expenses. As a result of these arrangements, there may be times when the management team of Ares Capital Management has interests that differ from those of our stockholders, giving rise to a conflict.

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

We may be obligated to pay our investment adviser incentive compensation even if we incur a loss.

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

        We are prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of our independent directors. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the Investment Company Act and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The Investment Company Act also prohibits "joint" transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security from or to such person, or entering into joint transactions with such person, absent the prior approval of the SEC.

Item 1B. Unresolved Staff Comments

        None.

Item 2. Properties

        We do not own any real estate or other physical properties materially important to our operation. Our headquarters are currently located at 280 Park Avenue, 22nd Floor, Building East, New York, New York, where we lease office facilities (the "ARCC Office Space") directly from a third party. In addition, we have a sublease agreement with Ares Management whereby Ares Management subleases approximately 25% of the ARCC Office Space for a fixed rent equal to 25% of the basic annual rent payable by us under our lease, plus certain additional costs and expenses.

Item 3. Legal Proceedings

        We are not subject to any pending legal proceeding, and no such proceedings are known to be contemplated.

Item 4. Submission Of Matters To A Vote Of Security Holders

        No matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ending December 31, 2007.

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

PRICE RANGE OF COMMON STOCK

        Our common stock is quoted on The NASDAQ Global Select Market under the symbol "ARCC." We completed our initial public offering on October 8, 2004 at the price to the public of $15.00 per share. Prior to this date there was no public market for our common stock. Our common stock has historically traded at prices both above and below its net asset value. It is not possible to predict whether our common stock will trade at, above or below net asset value.

        The following table sets forth the range of high and low closing sales prices per share of our common stock as reported on The NASDAQ Global Select Market and the dividends declared by us for each fiscal quarter since of our initial public offering. The stock quotations are interdealer quotations and do not include markups, markdowns or commissions and may not necessarily represent actual transactions. As of February 27, 2008, the last reported sales price of our common stock on The NASDAQ Global Select Market was $14.00 per share.

		Price Range
	NAV(1)	High	Low	Cash Dividend Per Share(2)
Fiscal 2006
First quarter	$15.03	$17.97	$16.23	$0.36
Second quarter	$15.10	$17.50	$16.36	$0.38
Third quarter	$15.06	$17.51	$15.67	$0.40
Fourth quarter	$15.17	$19.31	$17.39	$0.50	(3)
Fiscal 2007
First quarter	$15.34	$20.46	$17.82	$0.41
Second quarter	$15.84	$18.84	$16.85	$0.41
Third quarter	$15.74	$17.53	$14.92	$0.42
Fourth quarter	$15.47	$17.47	$14.40	$0.42

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

HOLDERS

        As of February 27, 2008, there were 22 holders of record of our common stock (including Cede & Co.).

DIVIDEND POLICY

        We currently intend to distribute quarterly dividends to our stockholders. Our quarterly dividends, if any, are determined by our board of directors.

        The following table summarizes our dividends declared during 2006 and 2007:

Date Declared	Record Date	Payment Date	Amount
February 28, 2006	March 24, 2006	April 14, 2006	$0.36
May 8, 2006	June 15, 2006	June 30, 2006	$0.38
August 9, 2006	September 15, 2006	September 29, 2006	$0.40
November 8, 2006	December 15, 2006	December 29, 2006	$0.40
November 8, 2006	December 15, 2006	December 29, 2006	$0.10

Total declared for 2006			$1.64

March 8, 2007	March 19, 2007	March 30, 2007	$0.41
May 10, 2007	June 15, 2007	June 29, 2007	$0.41
August 9, 2007	September 14, 2007	September 28, 2007	$0.42
November 8, 2007	December 14, 2007	December 31, 2007	$0.42

Total declared for 2007			$1.66

        Of the dividends declared during the year ended December 31, 2007, $1.59 comprised ordinary income and $0.07 comprised long-term capital gains. Of the dividends declared during the year ended December 31, 2006, $1.47 comprised ordinary income and $0.17 comprised long-term capital gains.

        To maintain our RIC status, we must timely distribute an amount equal to at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses, out of the assets legally available for distribution, for each year. To avoid certain excise taxes imposed on RICs, we are generally required to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, plus (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year plus (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. If this requirement is not met, we will be required to pay a nondeductible excise tax equal to 4% of the amount by which 98% of the current year's taxable income exceeds the distribution for the year. The taxable income on which an excise tax is paid is generally carried forward and distributed to stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. Our excise tax liability for the year ended December 31, 2007 was approximately $100,000 compared to approximately $570,000 for December 31, 2006. We cannot assure you that we will achieve results that will permit the payment of any cash distributions.

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

ISSUER PURCHASES OF EQUITY SECURITIES

        In December 2007, as a part of the Company's dividend reinvestment plan for our common stockholders, we purchased 237,686 shares of our common stock for $3.6 million in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during the quarter ended December 31, 2007.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 through October 31, 2007	—		—	—	—
November 1, 2007 through November 30, 2007	—		—	—	—
December 1, 2007 through December 31, 2007	237,686	(1)	$15.00	—	—

(1)
Pursuant to our Dividend Reinvestment Plan, we directed our plan administrator to purchase 237,686 shares in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend for the fourth quarter of 2007.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG ARES CAPITAL
CORPORATION, S&P 500 AND S&P SPECIALIZED FINANCE INDEX

SOURCE:	Standard & Poor's Institutional Market Services
NOTES:	Assumes $100 invested on 10/8/2004 (the date of Ares Capital Corporation's initial public offering) in Ares Capital Corporation, in S&P 500 and in S&P Specialized Finance Index All dividends are reinvested on a monthly basis

	Oct04	Dec04	Dec05	Dec06	Dec07
Ares Capital Corporation	100	132	118	153	130
S&P 500	100	108	114	132	139
S&P Specialized Finance Index	100	118	154	162	153

        The graph and other information furnished under this Part II Item 5 (d) of this Form 10-K shall not be deemed to be "soliciting material" or to be "filed" with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended.

Item 6. Selected Consolidated Financial Data

        The following selected financial and other data for the years ended December 31, 2007, 2006 and 2005, and for the period from June 23, 2004 (inception) through December 31, 2004 are derived from our consolidated financial statements which have been audited by KPMG LLP, an independent registered public accounting firm whose report thereon is included within this Annual Report. The data should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Annual Report.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
As of and For the Years Ended December 31, 2007, 2006 and 2005 and As of and For the
Period June 23, 2004 (inception) Through December 31, 2004

	As of and For the Year Ended December 31, 2007	As of and For the Year Ended December 31, 2006	As of and For the Year Ended December 31, 2005	As of and For the Period June 23, 2004 (inception) Through December 31, 2004
Total Investment Income	$188,873,228	$120,020,908	$41,850,477	$4,380,848
Net Realized and Unrealized Gains (Losses) on Investments and Foreign Currencies	(4,116,584)	13,063,717	14,727,276	475,393
Total Expenses	94,750,617	58,458,015	14,568,677	1,665,753

Income Tax Expense (Benefit), Including Excise Tax	(826,437)	4,931,288	158,000	—

Net Increase in Stockholders' Equity Resulting from Operations	$90,832,464	$69,695,322	$41,851,076	$3,190,488

Per Share Data:
Net Increase in Stockholder's Equity Resulting from Operations:
Basic:	$1.37	$1.61	$1.78	$0.29
Diluted:	$1.37	$1.61	$1.78	$0.29
Cash Dividend Declared:	$1.66	$1.64	$1.30	$0.30
Total Assets	$1,829,404,737	$1,347,990,954	$613,645,144	$220,455,614
Total Debt	$681,528,056	$482,000,000	$18,000,000	$55,500,000
Total Stockholders' Equity	$1,124,549,923	$789,433,404	$569,612,199	$159,708,305
Other Data:
Number of Portfolio Companies at Period End(6)	78	60	38	20
Principal Amount of Investments Purchased(1)	$1,251,300,000	$1,087,507,000	$504,299,000	$234,102,000
Principal Amount of Investments Sold and Repayments(2)	$718,695,000	$430,021,000	$108,415,000	$52,272,000
Total Return Based on Market Value(3)	(14.76)%	29.12%	(10.60)%	31.53%
Total Return Based on Net Asset Value(4)	8.98%	10.73%	12.04%	(1.80)%
Weighted Average Yield of Debt and Income Producing Equity Securities(5):	11.68%	11.95%	11.25%	12.36%

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

(3)
Total return based on market value for the year ended December 31, 2007 equals the decrease of the ending market value at December 31, 2007 of $14.63 per share over the ending market value at December 31, 2006 of $19.11 per share plus the declared dividends of $1.66 per share for the year ended December 31, 2007. Total return based on market value for the year ended December 31, 2006 equals the increase of the ending market value at December 31, 2006 of $19.11 per share over the ending market value at December 31, 2005 of $16.07 per share plus the declared dividends of $1.64 per share for the year ended December 31, 2006. Total return based on market value for the year ended December 31, 2005 equals the decrease of the ending market value at December 31, 2005 of $16.07 per share over the ending market value at December 31, 2004 of $19.43 per share plus the declared dividends of $1.30 per share for the year ended December 31, 2005. Total return based on market value for the period June 23, 2004 (inception) through December 31, 2004 equals the increase of the ending market value at December 31, 2004 of $19.43 per share over the offering price of $15.00 per share plus the declared dividend of $0.30 per share (includes return of capital of $0.01 per share) for holders of record on December 27, 2004, divided by the offering price. Total return based on market value is not annualized.

(4)
Total return based on net asset value for the year ended December 31, 2007 equals the change in net asset value during the period (adjusted for share issuances) plus the declared dividends of $1.66 per share for the year ended December 31, 2007, divided by the beginning net asset value. Total return based on net asset value for the year ended December 31, 2006 equals the change in net asset value during the period (adjusted for share issuances) plus the declared dividends of $1.64 per share for the year ended December 31, 2006, divided by the beginning net asset value. Total return based on net asset value for the year ended December 31, 2005 equals the change in net asset value during the period (adjusted for share issuances) plus the declared dividends of $1.30 per share for the year ended December 31, 2005, divided by the beginning net asset value. Total return based on net asset value for the period June 23, 2004 (inception) through December 31, 2004 equals the change in net asset value during the period plus the declared dividend of $0.30 per share (includes return of capital of $0.01 per share) for holders of record on December 27, 2004, divided by the beginning net asset value. Total return based on net asset value is not annualized.

(5)
Weighted average yield on debt and income producing equity securities is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount on accruing debt divided by (b) total income producing equity securities and debt at fair value.

(6)
Includes commitments to portfolio companies for which funding has yet to occur.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        The information contained in this section should be read in conjunction with the Selected Financial and Other Data and our financial statements and notes thereto appearing elsewhere in this Annual Report.

OVERVIEW

        We are a specialty finance company that is a closed-end, non-diversified management investment company incorporated in Maryland. We have elected to be regulated as a business development company under the Investment Company Act. We were founded on April 16, 2004 and were initially funded on June 23, 2004 and on October 8, 2004 completed our initial public offering (the "IPO").

        Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first and second lien senior loans and long-term mezzanine debt, which in some cases may include an equity component, and, to a lesser extent, in equity investments in private U.S. middle market companies.

        We are externally managed by Ares Capital Management, an affiliate of Ares Management LLC, an independent international investment management firm that manages investment funds. Ares Administration, an affiliate of Ares Management, provides the administrative services necessary for us to operate.

        As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in "qualifying assets," including securities and indebtedness of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

        We have qualified and elected to be treated as a RIC, under Subchapter M of the Code of 1986. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to our stockholders at lease 90% of our investment company taxable income, as defined by the Code, for each year. Pursuant to these elections, we generally will not have to pay corporate level taxes on any income that we distribute to our stockholders.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

        The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States ("GAAP"), and include the accounts of the Company and its wholly owned subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All significant intercompany balances and transactions have been eliminated.

Investments

        Investment transactions are recorded on the trade date. Realized gains or losses are computed using the specific identification method. Investments for which market quotations are readily available are valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our board of directors based on the input of our management and audit committee. In addition, the board of directors currently receives input from independent valuation firms that have been engaged at the direction of the board to assist in the valuation of each portfolio investment at least once during a trailing 12 month period. The valuation process is conducted at the end of each fiscal quarter, with approximately a quarter of our valuations of portfolio companies without market quotations subject to review by an independent valuation firm each quarter. The types of factors that the board may take into account in determining the fair value of our investments include, as relevant, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

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

        With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

  •
  Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment in conjunction with our portfolio management team.

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

        Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management's judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. The Company may make exceptions to this if the loan has sufficient collateral value and is in the process of collection.

Payment-in-Kind Interest

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

Capital Structuring Service Fees and Other Income

        The Company's Investment Adviser seeks to provide assistance to our portfolio companies in connection with the Company's investments and in return the Company may receive fees for capital structuring services. These fees are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Company's Investment Adviser provides vary by investment, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from multiple equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice, which concludes upon closing of the investment. Any services of the above nature subsequent to the closing would generally generate a separate fee payable to the Company. In certain instances where the Company is invited to participate as a co-lender in a transaction and does not provide significant services in connection with the investment, a portion of loan fees paid to the Company in such situations will be deferred and amortized over the estimated life of the loan. The Company's Investment Adviser may also have the right to designate a person to take a seat on the board of directors of a portfolio company, or observe the meetings of the board of directors without taking a formal seat.

        Other income includes fees for asset management, consulting, loan guarantees, commitments and other services rendered by the Company to portfolio companies. Such fees are recognized as income when earned or the services are rendered.

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

        Results of operations based on changes in foreign exchange rates are separately disclosed in the statement of operations. Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuation and revaluations and future adverse political, social and economic developments which could cause investments in their markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

Federal Income Taxes

        The Company has qualified and elected and intends to continue to qualify for the tax treatment applicable to RICs under Subchapter M of the Code and, among other things, has made and intends to continue to make the requisite distributions to its stockholders which will relieve the Company from Federal income taxes. In order to qualify as a RIC, among other factors, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year.

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

        In accordance with GAAP, book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are reclassified between, distributions less than (in excess of) net investment income, accumulated net realized gain on sale of investments and capital in excess of par. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP, as highlighted in Note 6 to our consolidated financial statements.

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

Fair Value of Financial Instruments

        The carrying value of the Company's financial instruments approximate fair value.

PORTFOLIO AND INVESTMENT ACTIVITY

	Year End December 31, (in millions, except number of companies, terms and percentages)
	2007	2006	2005
New investments(1):
New portfolio companies	$1,091.6	$812.5	$464.9
Existing portfolio companies	256.0	297.5	64.0

Total new investments	1,347.6	1,110.0	528.9
Less:
Investments exited	654.1	404.9	105.2

Net investments	$693.5	$705.1	$423.7
New investments funded:
New portfolio companies	$876.8	$736.1	$440.3
Existing portfolio companies	253.0	292.1	64.0

Total	$1,129.8	$1,028.2	$504.3
Principal amount of investments purchased:
Senior term debt	$886.7	$726.4	$339.3
Senior subordinated debt	187.1	249.4	76.6
Equity and other	177.6	111.7	88.4

Total	$1,251.4	$1,087.5	$504.3
Principal amount of investments sold or repaid:
Senior term debt	$608.3	$255.5	$63.4
Senior subordinated debt	89.8	99.2	27.2
Equity and other	20.6	75.3	17.8

Total	$718.7	$430.0	$108.4
Number of new investments(2)	47	54	31
Average new investment amount	$28.7	$19.0	$17.1
Weighted average term for new investments (in months)	69	69	78
Weighted average yield of debt and income producing securities funded during the period(3)	11.60%	12.14%	10.50%
Weighted average yield of debt and income producing securities sold or repaid during the period(3)	11.72%	11.95%	11.29%

(1)
New investments includes new agreements to fund revolving credit facilities or delayed draw loans.

(2)
Number of new investments represents each commitment to a particular portfolio company.

(3)
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

        The Investment Adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, the Investment Adviser grades all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended to reflect the performance of the portfolio company business, the collateral coverage of the investments and other factors considered relevant. Under this system, investments with a grade of 4 involve the least amount of risk in our portfolio. The portfolio company is performing above expectations and the trends and risk factors are generally favorable, including a potential exit. Investments graded 3 involve a level of risk that is similar to the risk at the time of origination. The portfolio company is performing as expected and the risk factors are neutral to favorable. All new investments are initially graded 3. Investments graded 2 involve a portfolio company performing below expectations and indicates that the investments risk has increased materially since origination. The portfolio company may be out of compliance with debt covenants, however, payments are generally not more than 120 days past due. For investments graded 2, we increase procedures to monitor the portfolio company and we will write down the fair value of the investment if it is deemed to be impaired. An investment grade of 1 indicates that the portfolio company is performing materially below expectations and that the investment risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Investments graded 1 are not anticipated to be repaid in full and we will reduce the fair market value of the investment to the amount we anticipate will be recovered. The Investment Adviser employs half-point increments to reflect underlying trends in portfolio company operating or financial performance, as well as the general outlook. As of December 31, 2007, the weighted average investment grade of the investments in our portfolio was 3.0 and two loans were past-due or on non-accrual. The weighted average investment grade of the investments in our portfolio as of December 31, 2006 was 3.0. The distribution of the grades of our portfolio companies as of December 31, 2007 and 2006 is as follows:

	December 31, 2007		December 31, 2006
	Fair Value	Number of Companies	Fair Value	Number of Companies
Grade 1	$13,927,200	1	$504,206	1
Grade 2	115,584,881	4	14,206,419	1
Grade 3	1,581,810,870	68	1,189,399,643	56
Grade 4	62,878,890	3	31,711,568	2

	1,774,201,841	76	$1,235,821,836	60

        As of December 31, 2007, the weighted average yield of the debt and income producing equity securities in our portfolio was approximately 11.68%. As of December 31, 2007, the weighted average yield on our entire portfolio was 10.22%. The weighted average yield on our senior term debt, senior subordinated debt and income producing equity securities was 11.19%, 13.23% and 10.36%, respectively. Of the senior term debt, the weighted average yield attributable to first lien senior term debt and second lien senior term debt was 10.53% and 12.38%, respectively.

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

RESULTS OF OPERATIONS

For the years ended December 31, 2007, 2006 and 2005

        Operating results for the years ended December 31, 2007, 2006 and 2005 are as follows:

	For the Year Ended December 31,
	2007	2006	2005
Total Investment Income	$188,873,228	$120,020,908	$41,850,477
Total Expenses	94,750,617	58,458,015	14,568,677

Net Investment Income Before Income Taxes	94,122,611	61,562,893	27,281,800
Income Tax Expense (Benefit), Including Excise Tax	(826,437)	4,931,288	158,000

Net Investment Income	94,949,048	56,631,605	27,123,800
Net Realized Gains	6,544,492	27,616,431	10,341,713
Net Unrealized Gains (Losses)	(10,661,076)	(14,552,714)	4,385,563

Net Increase in Stockholders' Equity Resulting From Operations	$90,832,464	$69,695,322	$41,851,076

Investment Income

        For the year ended December 31, 2007, total investment income increased $68.9 million, or 57%, from the year ended December 31, 2006. Interest income from investments increased $64.1 million, or 65%, to $162.4 million for the year ended December 31, 2007 from $98.3 million for the comparable period in 2006. The increase in interest income from investments was primarily due to the increase in the size of the portfolio. The average investments, at fair value, for the year increased to $1.5 billion for the year ended December 31, 2007 from $871.0 million for the comparable period in 2006. Of the approximately $64.1 million in interest income from investments, non-cash PIK interest income was $16.2 million. Capital structuring service fees increased $2.0 million, or 12%, to $18.0 million for the year ended December 31, 2007 from $16.0 million for the comparable period in 2006. The increase in capital structuring service fees was primarily due to the increased amount of new investments made. The amount of new investments made increased to $1.3 billion during the year ended December 31, 2007 from $1.1 billion for the comparable period in 2006.

        For the year ended December 31, 2006, total investment income increased $78.2 million, or 187%, over the year ended December 31, 2005. Interest income from investments increased $64.4 million, or 190%, to $98.3 million for the year ended December 31, 2006 from $34.0 million for the comparable period in 2005. The increase in interest income from investments was primarily due to the increase in the size of the portfolio. The average investments, at fair value, for the year increased from $323.2 million for the year ended December 31, 2005 to $871.0 million in the comparable period in 2006. Of the approximately $64.4 million in interest income from investments, non-cash PIK interest income was $6.3 million. Capital structuring service fees increased $10.8 million, or 206%, to $16.0 million for the year ended December 31, 2006 from $5.2 million for the comparable period in 2005. The increase in capital structuring service fees was primarily due to the increased number of originations. The number of new investments increased from 31 during the year ended December 31, 2005 to 54 during the comparable period in 2006.

Operating Expenses

        For the year ended December 31, 2007, total expenses increased $36.3 million, or 62%, from the year ended December 31, 2006. Base management fees increased $9.9 million, or 72%, to $23.5 million for the year ended December 31, 2007 from $13.6 million for the comparable period in 2006, primarily due to the increase in the size of the portfolio. Incentive fees related to pre-incentive fee net investment income increased $7.5 million, or 46%, to $23.5 million for the year ended December 31, 2007 from $16.1 million for the comparable period in 2006, primarily due to the increase in the size of the portfolio and the related increase in net investment income. Interest expense and credit facility fees increased $18.3 million, or 99%, to $36.9 million for the year ended December 31, 2007 from $18.6 million for the comparable period in 2006, primarily due to the significant increase in the outstanding borrowings. The average outstanding borrowings during the year ended December 31, 2007 was $567.9 million compared to average outstanding borrowings of $262.4 million for the comparable period in 2006. The increase in total expenses was partially offset by the decline in incentive fees related to realized gains. There were no incentive fees related to realized gains during the year ended December 31, 2007 compared to $3.4 million for the year ended December 31, 2006, due to gross unrealized depreciation offsetting net realized gains for the period. Net realized gains were $6.6 million during the year ended December 31, 2007 whereas gross unrealized depreciation recognized was $61.2 million.

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

Income Tax Expense, Including Excise Tax

        The Company has qualified and elected and intends to continue to qualify and elect for the tax treatment applicable to RICs under Subchapter M of the Code, and, among other things, has made and intends to continue to make the requisite distributions to its stockholders which will relieve the Company from federal income taxes.

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

For the years ended December 31, 2007, 2006 and 2005 provisions of approximately $100,000, $570,000 and $158,000 respectively, were recorded for federal excise tax.

        Certain of our wholly owned subsidiaries are subject to federal and state income taxes. For the year ended December 31, 2007, we recorded a tax benefit of approximately $900,000 for these subsidiaries. For the year ended December 31, 2006, we recorded a tax provision of $4.4 million, for these subsidiaries. There was no provision recorded for the year ended December 31, 2005.

Net Realized Gains/Losses

        During the year ended December 31, 2007, the Company had $725.2 million of sales and repayments resulting in $6.6 million of net realized gains. These sales and repayments included the $133.0 million of loans sold to Ivy Hill. Net realized gains were comprised of $16.2 million of gross realized gains and $9.7 of gross realized losses. The most significant realized gains during the year ended December 31, 2007 were as a result of the sales and repayments of the investments in The GSI Group, Inc. ("GSI"), Varel Holdings, Inc. ("Varel") and Equinox SMU Partners LLC of $6.2 million, $4.0 million and $3.5 million, respectively, offset by an $8.8 million realized loss in Berkline/Benchcraft Holdings LLC ("Berkline").

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

        During the year ended December 31, 2005, the Company had $118.8 million of sales and repayments resulting in $10.3 million of net realized gains. Net realized gains were comprised of $10.5 million of gross realized gains and $145,000 of gross realized losses. The most significant realized gains during the period were as a result of the sales of the investments in Reef Holdings, Inc. ("Reef"), Esselte, Inc. and Billing Concepts, Inc. of $4.8 million, $2.4 million and $1.8 million, respectively.

Net Unrealized Gains/Losses

        For the year ended December 31, 2007, the Company's investments had net unrealized losses of $11.5 million, which was comprised of $52.5 million in unrealized appreciation, $61.2 million in unrealized depreciation and $2.8 million relating to the reversal of prior period net unrealized appreciation. The most significant changes in unrealized appreciation were $27.2 million for the investment in Reflexite Corporation, $5.6 million for the investment in GSI, $4.0 million for the investment in Waste Pro, Inc., $3.6 million for the investment in Daily Candy, Inc., $3.2 million for the investment in Industrial Container Services, Inc., and $3.0 million for the investment in Varel. The most significant changes in unrealized depreciation were $10.5 million for the investment in MPBP Holdings, Inc., $10.0 million for the investment in FirstLight Financial Corporation, $8.0 million for the investment in Wear Me Apparel, LLC, $7.2 million for the investment in Universal Trailer Corporation ("Universal"), $5.6 million for the investment in Primis Marketing Group, Inc., $5.0 million for the investment in Making Memories Wholesale, Inc. ("Making Memories") and $3.2 million for the investment in WasteQuip, Inc. The reversal of prior period not unrealized appreciation was primarily due to the reversal for the appreciation of $5.6 million for the investment in GSI and $4.0 million for the investment in Varel offset by the reversal of depreciation of $8.3 million for the investment in Berkline.

        For the year ended December 31, 2006, the Company's investments had a decrease in net unrealized gains/losses of $14.6 million, which was comprised of $9.2 million in unrealized appreciation, $8.9 million in unrealized depreciation and $14.9 million relating to the reversal of prior period net unrealized appreciation. The most significant changes in net unrealized appreciation were the unrealized appreciation for the investment in CICQ of $4.0 million, the unrealized appreciation for the investment in Universal of $3.4 million and the unrealized appreciation for the investment in Varel of $1.0 million, offset by the unrealized depreciation of $6.5 million for the investment in Berkline and unrealized depreciation of $2.4 million for the investment in Making Memories. The reversal of the prior period net unrealized appreciation was primarily due to the reversal of the appreciation of $13.3 million for the investment in CICQ.

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

Net Increase in Stockholders' Equity Resulting From Operations

        Net increase in stockholders' equity resulting from operations for the year ended December 31, 2007 was $90.8 million. Based on the weighted average shares outstanding during the year ended December 31, 2007, our net increase in stockholders' equity resulting from operations per common share was $1.37 for the year ended December 31, 2007.

        Net increase in stockholders' equity resulting from operations for the year ended December 31, 2006 was $69.7 million. Based on the weighted average shares outstanding during the year ended December 31, 2006, our net increase in stockholders' equity resulting from operations per common share was $1.61 for the year ended December 31, 2006.

        Net increase in stockholders' equity resulting from operations for the year ended December 31, 2005 was $41.9 million. Based on the weighted average shares outstanding during the year ended December 31, 2005, our net increase in stockholders' equity resulting from operations per common share was $1.78 for the year ended December 31, 2005.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

        Since the Company's inception, the Company's liquidity and capital resources have been generated primarily from the net proceeds of our initial public offering and subsequent add-on public offerings of common stock, the Debt Securitization, advances from the CP Funding Facility and the Revolving Credit Facility, as well as cash flows from operations.

        We expect to continue to raise new capital in order to fund our investment objectives by issuing both debt and equity securities in the future, by amending our Facilities or by recycling lower yielding investments. However, the terms of any future debt and equity issuances, amendments or our ability to recycle cannot be determined and there can be no assurances that the debt or equity markets or the ability to recycle will be available to us on terms we deem favorable or that our cost of capital will not increase.

Equity Offerings

        The following table summarizes the total shares issued and proceeds we received net of underwriting and offering costs for the years ended December 31, 2007, 2006 and 2005 (in millions, except per share amounts):

	Shares issued	Offering price per share	Proceeds net of underwriting and offering costs
August 2007 public offering	2.6	$16.30	$42.3
April 2007 public offering	15.5	$17.97	267.2
February 2007 public offering	1.4	$19.95	27.2
Underwriters over-allotment option related to December 2006 public offering	0.4	$18.50	7.5

Total for the year ended December 31, 2007	20.0		$344.2
December 2006 public offering	2.7	$18.50	$49.8
July 2006 public offering	10.8	$15.67	162.0

Total for the year ended December 31, 2006	13.5		$211.8
October 2005 public offering	14.5	$15.46	$213.5
March 2005 public offering	12.1	$16.00	183.9

Total for the year ended December 31, 2005	26.6		$397.4

        Part of the proceeds from our public offerings in 2007, 2006 and 2005 were used to repay outstanding indebtedness. The remaining unused portions of the proceeds from our public offerings were used to fund investments in portfolio companies in accordance with our investment objective and strategies and market conditions.

        As of December 31, 2007, total market capitalization for the Company was $1.1 billion compared to $994.4 million as of December 31, 2006.

Debt Capital Activities

        Our debt obligations consisted of the following as of December 31, 2007 and 2006 (in millions):

	December 31, 2007	December 31, 2006
Revolving Credit Facility	$282.5	$193.0
CP Funding Facility	85.0	15.0
Debt Securitization	314.0	314.0

	$681.5	$522.0

        The weighted average interest rate and weighted average maturity of all our outstanding borrowings as of December 31, 2007 were 5.66% and 6.9 years, respectively.

        The weighted average interest rate and weighted average maturity of all our outstanding borrowings as of December 31, 2006 were 6.06% and 9.0 years, respectively.

        The ratio of total debt outstanding to stockholders' equity as of December 31, 2007 was 0.60:1:00 compared to 0.61:1.00 as of December 31, 2006.

        A summary of our contractual payment obligations as of December 31, 2007 are as follows (in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Credit Facility	$282.5	$—	$282.5	$—	$—
CP Funding Facility	85.0	85.0	—	—	—
Debt Securitization	314.0	—	—	—	314.0

Total Debt	$681.5	$85.0	$282.5	$—	$314.0

        As of December 31, 2007, there was $282.5 million outstanding under the Revolving Credit Facility (see Note 8 to the consolidated financial statements for more detail of the Revolving Credit Facility arrangement). The Revolving Credit Facility expires on December 28, 2010. In November 2007, we entered into an amendment to the Revolving Credit Facility to increase the aggregate principal amount of the Revolving Credit Facility from $350.0 million to $510.0 million. In March 2007, we entered into an amendment to the Revolving Credit Facility to increase the aggregate principal amount of the Revolving Credit Facility from $250.0 million to $350.0 million.

        As of December 31, 2007, the available amount for borrowing under the CP Funding Facility was $350.0 million (see Note 8 to the consolidated financial statements for more detail on the CP Funding Facility arrangement). As of December 31, 2007, there was $85.0 million outstanding under the CP Funding Facility. The CP Funding Facility expires on October 8, 2008 unless extended prior to such date with the consent of the lenders.

        In July 2006, through ARCC CLO, we completed a $400.0 million debt securitization, which we refer to as the Debt Securitization, where approximately $314.0 million principal amount of asset-backed notes (including $50.0 million revolving notes, all of which were drawn down as of December 31, 2007) were issued to third parties and secured by a pool of middle market loans that have been purchased or originated by the Company. We retained approximately $86.0 million of certain BBB and non-rated securities in the debt securitization. The blended pricing of the CLO Notes, excluding fees, is approximately 3-month LIBOR plus 34 basis points. The Debt Securitization is an on-balance-sheet financing for the Company. As of December 31, 2007, $314.0 million in outstanding notes was outstanding under the Debt Securitization (not including the Retained Notes). The CLO Notes mature on December 20, 2019.

        In July 2007, we received a long-term issuer rating of Baa3 from Moody's Investor Service and a long-term counterparty credit rating from Standard & Poor's Ratings Service of BBB, which we believe will provide access to broader financing sources and further diversify our capital raising alternatives.

OFF BALANCE SHEET ARRANGEMENTS

        As of December 31, 2007, the Company had committed to make a total of approximately $323.6 million of investments in various revolving senior secured loans. As of December 31, 2007, $244.4 million was unfunded. Included within the $323.6 million commitment in revolving secured loans is a commitment to issue up to $11.0 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. As of December 31, 2007, the Company had $8.8 million in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability. Of these letters of credit, $1.3 million expire on June 10, 2013, $500,000 expire on August 31, 2010, $4.6 million expire on February 28, 2009 and $2.4 million expire on September 30, 2008. These letters of credit may be extended under substantially similar terms for additional one-year terms at the Company's option until the Revolving Credit Facility, under which the letters of credit were issued, matures on December 28, 2010.

        As of December 31, 2007, the Company was subject to subscription agreements to fund up to $111.8 million of equity commitments, substantially all at the discretion of the Company in private equity investment partnerships. As of December 31, 2007, $1.3 million was funded to these partnerships.

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

        As of December 31, 2006, the Company was subject to a subscription agreement to fund up to $10.0 million of equity commitments, substantially all at the discretion of the Company in a private equity investment partnership. As of December 31, 2006, $225,000 was funded to this partnership.

        We intend to fund these commitments and prospective investment opportunities with existing cash, through cash flow from operations before new investments, through borrowings under our Facilities or other long-term debt agreements, or through the sale or issuance of new equity capital.

RECENT DEVELOPMENTS

        On February 7, 2008, the Company filed a registration statement with the SEC regarding a potential offering of rights to purchase common stock for a proposed maximum aggregate offering amount of $350.0 million. On February 8, 2008, the Company filed a new shelf registration statement with the SEC covering the offer and sale, from time to time, of shares of our common stock, preferred stock, subscription rights to purchase shares of our common stock, debt securities or warrants representing rights to purchase shares of our common stock, preferred stock or debt securities, separately or as units, in one or more offerings up to a total offering price of $600.0 million at prices and on terms determined by market conditions at the time of any offering made under the shelf registration statement. Neither of these registration statements have been declared effective by the SEC and the terms of a future offering, if any, would be described in an amendment to the registration statement, prospectus upplement or prospectus to be filed with the SEC.

        Effective February 11, 2008, the Company amended its charter to increase the number of shares of common stock the Company is authorized to issue from 100,000,000 to 200,000,000 shares of common stock.

        As of February 27, 2008, the Company has made $136.1 million of new investments since December 31, 2007. In addition, as of February 27, 2008, the Company has an investment backlog and pipeline of approximately $244.0 million and $314.4 million, respectively. The Company expects to syndicate a portion of these amounts to third parties. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. The Company cannot assure you that we will make any of these investments.

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

        As of December 31, 2007, approximately 36% of the investments at fair value in our portfolio were at fixed rates while approximately 52% were at variable rates and 12% were non-interest earning. In addition, the Debt Securitization, the CP Funding Facility and the Revolving Credit Facility all feature variable rates.

        We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

        On January 7, 2005, we entered into a costless collar agreement in order to manage the exposure to changing interest rates related to the Company's fixed rate investments. The costless collar agreement was for a notional amount of $20 million, has a cap of 6.5%, a floor of 2.72% and matures in 2008. The costless collar agreement allows us to receive an interest payment when the 3-month LIBOR exceeds 6.5% and obligates us to pay an interest payment when the 3-month LIBOR is less than 2.72%. The costless collar resets quarterly based on the 3-month LIBOR. As of December 31, 2007, the 3-month LIBOR was 4.70%. As of December 31, 2007, this agreement had no fair value.

        While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

        Based on our December 31, 2007 balance sheet, the following table shows the impact on net income of base rate changes in interest rates assuming no changes in our investment and borrowing structure (in millions).

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$24.4	$20.4	$4.0
Up 200 basis points	$16.3	$13.6	$2.7
Up 100 basis points	$8.1	$6.8	$1.3
Down 100 basis points	$(8.1)	$(6.8)	$(1.3)
Down 200 basis points	$(16.3)	$(13.6)	$(2.7)
Down 300 basis points	$(24.4)	$(20.4)	$(4.0)

Portfolio Valuation

        Investments for which market quotations are readily available are valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our board of directors based on the input of our management and audit committee. In addition, the board of directors currently receives input from independent valuation firms that have been engaged at the direction of the board to assist in the valuation of each portfolio investment at least once during a trailing 12 month period. The valuation process is conducted at the end of each fiscal quarter, with approximately a quarter of our valuations of portfolio companies subject to review by an independent valuation firm each quarter. The types of factors that the board may take into account in fair value valuation of our investments include, as relevant, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

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

        In addition, changes in the market environment, such as inflation, and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

        With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

  •
  Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment in conjuction with our portfolio management team.

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

Item 8. Financial Statements And Supplementary Data

        See the Index to Consolidated Financial Statements on page F-1.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

        None.

Item 9A. Controls And Procedures

        (a)    Evaluation of Disclosure Controls and Procedures.    The Company's management, with the participation of the Company's President and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, the Company's President and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2007, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures, include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        (b)    Management's Report on Internal Controls over Financial Reporting.    The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2007. The Company's internal control over financial reporting as of December 31, 2007, has been audited by our independent registered public accounting firm, KPMG LLP, as stated in its report titled "Report of Independent Registered Public Accounting Firm" on page F-2.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        (c)    Attestation Report of the Registered Public Accounting Firm.    Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company's internal control over financial reporting, which is set forth under the heading "Report of Independent Registered Public Accounting Firm" on page F-2.

        (d)    Changes in Internal Control over Financial Reporting.    There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

        None.

PART III

Item 10.    Directors, Executive Officers And Corporate Governance

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2008 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2007, and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2008 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2007, and is incorporated herein by reference.

Item 12.    Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2008 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2007, and is incorporated herein by reference.

Item 13.    Certain Relationships And Related Transactions, And Director Independence

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2008 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2007, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees And Services

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2008 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2007, and is incorporated herein by reference.

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

  3.
  Exhibits.

Number	Description
3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment*
3.3	Amended and Restated Bylaws(1)
4.1	Form of Stock Certificate(2)
10.1	Amended and Restated Investment Advisory and Management Agreement between Ares Capital Corporation and Ares Capital Management LLC(12)
10.2	Amended and Restated Administration Agreement between Ares Capital Corporation and Ares Operations LLC(13)
10.3	License Agreement between Ares Capital Corporation and Ares Management LLC(1)
10.4	Form of Indemnification Agreement between Ares Capital Corporation and directors and certain officers(2)
10.5	Form of Indemnification Agreement between Ares Capital Corporation and the members of the Ares Capital Management LLC investment committee(2)
10.6	Dividend Reinvestment Plan(1)
10.7	Custodian Agreement between the Company and U.S. Bank National Association(2)
10.8	Amended and Restated Agreement Regarding Repayment of Sales Load Advance by and between Ares Capital Corporation and Ares Capital Management LLC(4)
10.9	Purchase and Sale Agreement, dated as of November 3, 2004, by and among Ares Capital Corporation and Ares Capital CP Funding LLC(3)
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
10.22
Amendment No. 6 to Sale and Servicing Agreement, dated as of November 1, 2006, among Ares Capital CP Funding LLC, Ares Capital Corporation, each of the Conduit Purchasers and Institutional Purchasers from time to time party thereto, each of the Purchaser Agents from time to time party thereto, Wachovia Capital Markets, LLC, as administrative agent, U.S. Bank National Association, as trustee, and Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as the backup servicer(11)

10.23
Amendment No. 9 to Sale and Servicing Agreement, dated as of October 18, 2007, by and among Ares Capital CP Funding LLC, Ares Capital Corporation, each of the Conduit Purchasers and Institutional Purchasers from time to time party thereto, each of the purchaser agents from time to time party thereto, Wachovia Capital Markets, LLC, as administrative agent and purchaser agent with respect to Variable Funding Capital Company LLC as conduit purchaser, U.S. Bank National Association, as trustee, and Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as the backup servicer(14)
10.24
First Amendment Agreement and Waiver, dated as of November 13, 2007, between Ares Capital Corporation as borrower, Ares Capital FL Holdings LLC, ARCC CIC Flex Corp., ARCC Imperial Corporation and ARCC Imperial LLC as subsidiary guarantors and BMO Capital Markets Financing, Inc., Merrill Lynch Capital Corporation, SunTrust Bank, Commerzbank AG, New York and Grand Cayman Branches, UBS Loan Finance LLC, JPMorgan Chase Bank, N.A., Wachovia Bank, National Association and KBC Bank N.V. as Lenders(15)
11.1	Statement of Computation of Per Share Earnings(16)
14.1	Code of Conduct of Ares Capital Corporation*
21.1	Subsidiaries of the Company*
31.1	Certification by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)
Incorporated by reference to Exhibits (a)(3), (b)(2), (e) and (k)(3), as applicable, to the Company's pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on September 17, 2004.

(2)
Incorporated by reference to Exhibits (d), (j), (k)(4) and (k)(5), as applicable, to the Company's pre-effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on September 28, 2004.

(3)
Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company's Form 8-K dated November 3, 2004.

(4)
Incorporated by reference to Exhibit (k)(7) to the Company's pre-effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 9, 2005.

(5)
Incorporated by reference to Exhibit 99.2 to the Company's Form 8-K dated October 8, 2004.

(6)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated April 8, 2005.

(7)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated November 14, 2005.

(8)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated December 28, 2005.

(9)
Incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 2005.

(10)
Incorporated by reference to Exhibits 10.2 through 10.8, as applicable, to the Company's Form 10-Q for the quarter ended June 30, 2006.

(11)
Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2006.

(12)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated June 2, 2006.

(13)
Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2007.

(14)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated October 18, 2007.

(15)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated November 13, 2007.

(16)
Included in Note 4 to the Company's Notes to Consolidated Financial Statements filed herewith.

*
Filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ares Capital Corporation:

        We have audited the accompanying consolidated balance sheets of Ares Capital Corporation (and subsidiaries) (the Company) as of December 31, 2007 and 2006, including the consolidated schedule of investments as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal controls over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ares Capital Corporation (and subsidiaries) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Ares Capital Corporation (and subsidiaries) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

KPMG LLP

Los Angeles, CA
February 25, 2008

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2007	December 31, 2006
ASSETS
Investments at fair value (amortized cost of $1,795,620,922 and $1,245,758,040, respectively)
Non-control/non-affiliate investments	$1,167,200,429	$991,529,464
Non-controlled affiliate company investments	430,370,575	244,292,372
Controlled affiliate company investments	176,630,837	—

Total investments at fair value	1,774,201,841	1,235,821,836
Cash and cash equivalents	21,142,004	91,538,878
Receivable for open trades	1,342,588	1,026,053
Interest receivable	23,730,490	10,121,104
Other assets	8,987,814	9,483,083

Total assets	$1,829,404,737	$1,347,990,954

LIABILITIES
Debt	$681,528,056	$482,000,000
Payable for open trades	—	60,000,000
Accounts payable and other liabilities	5,516,257	2,027,948
Management and incentive fees payable	13,041,060	12,485,016
Interest and facility fees payable	4,769,441	2,044,586

Total liabilities	$704,854,814	$558,557,550

Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 72,684,090 and 52,036,527 common shares issued and outstanding, respectively	72,683	52,037
Capital in excess of par value	1,136,598,754	785,192,573
Accumulated undistributed net investment income	7,004,815	7,038,469
Accumulated net realized gain on sale of investments	1,470,951	7,086,529
Net unrealized (depreciation) appreciation on investments	(20,597,280)	(9,936,204)

Total stockholders' equity	1,124,549,923	789,433,404

Total liabilities and stockholders' equity	$1,829,404,737	$1,347,990,954

NET ASSETS PER SHARE	$15.47	$15.17

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005
INVESTMENT INCOME:
From non-control/non-affiliated company investments:
Interest from investments	$135,144,798	$85,641,997	$30,360,311
Capital structuring service fees	12,473,580	14,633,691	3,314,440
Interest from cash & cash equivalents	2,946,386	2,419,540	1,457,830
Dividend income	1,880,286	2,227,843	744,818
Other income	1,054,494	553,020	256,467

Total investment income from non-control/non-affiliated company investments	153,499,544	105,476,091	36,133,866
From non-control affiliated company investments:
Interest from investments	21,412,632	11,229,734	3,605,200
Capital structuring service fees	2,635,000	1,383,810	1,921,250
Dividend income	1,223,564	—	—
Other income	1,131,466	230,207	190,161

Total investment income from non-control affiliated company investments	26,402,662	12,843,751	5,716,611
From control affiliated company investments:
Interest from investments	5,875,375	1,458,918	—
Capital structuring service fees	2,899,231	—	—
Dividend income	121,074	242,148	—
Other income	75,342	—	—

Total investment income from control affiliated company investments	8,971,022	1,701,066	—

Total investment income	188,873,228	120,020,908	41,850,477

EXPENSES:
Interest and credit facility fees	36,888,872	18,583,815	1,528,060
Base management fees	23,530,805	13,645,724	5,147,492
Incentive management fees	23,521,695	19,516,393	4,202,078
Professional fees	4,907,165	3,016,217	1,398,125
Insurance	1,081,199	866,218	630,513
Administrative	997,470	953,400	888,081
Depreciation	410,328	258,563	—
Directors fees	280,000	250,169	309,536
Interest to the Investment Adviser	—	25,879	154,078
Other	3,133,083	1,341,637	310,714

Total expenses	94,750,617	58,458,015	14,568,677
NET INVESTMENT INCOME BEFORE INCOME TAXES	94,122,611	61,562,893	27,281,800

Income tax expense, including excise tax	(826,437)	4,931,288	158,000

NET INVESTMENT INCOME	94,949,048	56,631,605	27,123,800

REALIZED AND UNREALIZED NET GAINS ON INVESTMENTS AND FOREIGN CURRENCIES:
Net realized gains (losses):
Non-control/non-affiliate company investments	2,753,857	27,569,148	10,345,991
Non-control affiliated company investments	—	47,283	(4,278)

Control affiliated company investment	3,808,759	—	—
Foreign currency transactions	(18,124)	—	—

Net realized gains	6,544,492	27,616,431	10,341,713
Net unrealized gains (losses):
Non-control/non-affiliate company investments	(3,387,618)	(15,554,499)	7,814,761
Non-control affiliated company investments	(34,497,635)	1,001,785	(3,429,198)

Control affiliated company investments	27,231,176	—	—
Foreign currency transactions	(6,999)	—	—

Net unrealized gains (losses)	(10,661,076)	(14,552,714)	4,385,563
Net realized and unrealized gains (losses) from investments and foreign currencies	(4,116,584)	13,063,717	14,727,276

NET INCREASE IN STOCKHOLDERS' EQUITY RESULTING FROM OPERATIONS	$90,832,464	$69,695,322	$41,851,076

BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 4)	$1.37	$1.61	$1.78

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 4)	66,410,968	43,156,462	23,487,935

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2007

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Healthcare—Services
American Renal Associates, Inc.	Dialysis provider	Senior secured loan ($2,131,147 par due 12/2010)	8.36% (Libor + 3.25%/S)	12/14/05	$2,131,147	$2,131,147	$1.00	(3)
		Senior secured loan ($16,393 par due 12/2011)	8.45% (Libor + 3.25%/Q)	12/14/05	16,393	16,393	$1.00	(3)
		Senior secured loan ($196,721 par due 12/2010)	9.00% (Base Rate + 1.75%/D)	12/14/05	196,721	196,721	$1.00	(3)
		Senior secured loan ($5,770,491 par due 12/2011)	8.36% (Libor + 3.25%/S)	12/14/05	5,770,491	5,770,491	$1.00	(3)
		Senior secured loan ($27,868 par due 12/2011)	9.00% (Base Rate + 1.75%/D)	12/14/05	27,868	27,868	$1.00	(3)
		Senior secured loan ($261,997 par due 12/2011)	8.36% (Libor + 3.25%/S)	12/14/05	261,997	261,997	$1.00	(3)
		Senior secured loan ($2,619,971 par due 12/2011)	8.48% (Libor + 3.25% /Q)	12/14/05	2,619,971	2,619,971	$1.00	(3)
Capella Healthcare, Inc.	Acute care hospital operator	Junior secured loan ($19,000,000 par due 11/2013)	10.34% (Libor + 5.50%/Q)	12/1/05	19,000,000	19,000,000	$1.00
		Junior secured loan ($30,000,000 par due 11/2013)	10.34% (Libor + 5.50%/Q)	12/1/05	30,000,000	30,000,000	$1.00	(2)
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC(6)	Healthcare information management services	Senior secured revolving loan ($810,000 par due 3/2012)	10.38% (Libor + 5.00%/Q)	6/15/07	810,000	810,000	$1.00
		Senior secured revolving loan ($810,000 par due 3/2012)	10.25% (Libor + 5.00%/M)	6/15/07	810,000	810,000	$1.00
		Senior secured revolving loan ($810,000 par due 3/2012)	10.15% (Libor + 5.00%/Q)	6/15/07	810,000	810,000	$1.00
		Senior secured loan ($13,000,000 par due 3/2012)	10.38% (Libor + 5.00%/S)	6/15/07	13,000,000	13,000,000	$1.00
		Senior secured loan ($4,000,000 par due 3/2012)	10.38% (Libor + 5.00%/S)	6/15/07	4,000,000	4,000,000	$1.00	(3)
		Senior secured loan ($6,500,000 par due 3/2012)	10.25% (Libor + 5.00%/M)	6/15/07	6,500,000	6,500,000	$1.00
		Senior secured loan ($2,000,000 par due 3/2012)	10.25% (Libor + 5.00%/M)	6/15/07	2,000,000	2,000,000	$1.00	(3)
		Senior secured loan ($19,500,000 par due 3/2012)	10.15% (Libor + 5.00%/Q)	6/15/07	19,500,000	19,500,000	$1.00
		Senior secured loan ($6,000,000 par due 3/2012)	10.15% (Libor + 5.00%/Q)	6/15/07	6,000,000	6,000,000	$1.00	(3)
		Preferred stock (6,000 shares)		6/15/07	6,000,000	6,000,000	$1,000.00	(5)

		Common stock (9,679 shares)		6/15/07	4,000,000	4,000,003	$413.27	(5)
		Common stock (1,546 shares)		6/15/07	—	—	$—	(5)
DSI Renal, Inc.	Dialysis provider	Senior subordinated note ($53,932,626 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/06	53,955,881	53,932,626	$1.00	(4)
		Senior subordinated note ($11,575,864 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/06	11,576,507	11,576,507	$1.00	(4)(3)
		Senior secured revolving loan ($3,360,000 par due 3/2013)	10.25% (Base Rate + 3.00%/D)	4/4/06	3,360,000	3,024,000	$0.90
		Senior secured revolving loan ($1,600,000 par due 3/2013)	8.19% (Libor + 3.00%/Q)	4/4/06	1,600,000	1,440,000	$0.90
		Senior secured revolving loan ($1,440,000 par due 3/2013)	8.13% (Libor + 3.00%/Q)	4/4/06	1,440,000	1,296,000	$0.90
GG Merger Sub I, Inc.	Drug testing services	Senior secured loan ($23,330,000 par due 12/2014)	9.00% (Libor + 4.00%/S)	12/14/07	22,286,455	23,330,000	$1.00
MPBP Holdings, Inc., Cohr Holdings, Inc. and MPBP Acquisition Co., Inc.	Healthcare equipment services	Junior secured loan ($20,000,000 par due 1/2014)	11.53% (Libor + 6.25%/Q)	1/31/07	20,000,000	15,000,000	$0.75
		Junior secured loan ($12,000,000 par due 1/2014)	11.53% (Libor + 6.25%/Q)	1/31/07	12,000,000	9,000,000	$0.75	(3)
		Common stock (50,000 shares)		1/31/07	5,000,000	2,500,000	$50.00	(5)
MWD Acquisition Sub, Inc.	Dental services	Junior secured loan ($5,000,000 par due 5/2012)	11.57% (Libor + 6.25%/Q)	5/3/07	5,000,000	5,000,000	$1.00
OnCURE Medical Corp.	Radiation oncology care provider	Senior subordinated note ($26,055,119 par due 8/2013)	11.00% Cash, 1.50% PIK	8/18/06	26,056,205	26,056,205	$1.00	(4)
		Common stock (857,143 shares)		8/18/06	3,000,000	3,000,000	$3.50	(5)
Triad Laboratory Alliance, LLC	Laboratory services	Senior subordinated note ($15,090,532 par due 12/2012)	12.00% cash, 1.75% PIK	12/21/05	15,090,532	15,090,532	$1.00	(4)
		Senior secured loan ($6,860,000 par due 12/2011)	8.08% (Libor + 3.25%/Q)	12/21/05	6,860,000	6,174,000	$0.90
		Senior secured loan ($2,940,000 par due 12/2011)	8.08% (Libor + 3.25%/Q)	12/21/05	2,940,000	2,646,000	$0.90	(3)

					313,620,168	302,520,461			26.85%

Financial
Abingdon Investments Limited(6)(8)(9)	Investment company	Ordinary shares (948,500 shares)		12/15/06	9,032,978	7,745,166	$8.17	(5)
Firstlight Financial Corporation(6)(9)	Investment company	Senior subordinated loan ($64,926,583 par due 12/2016)	10.00% PIK	12/31/06	64,944,323	64,944,323	$1.00	(4)
		Common stock (10,000 shares)		12/31/06	10,000,000	7,500,000	$750.00	(5)
		Common stock (30,000 shares)		12/31/06	30,000,000	22,500,000	$750.00	(5)

Ivy Hill Middle Market Credit Fund, Ltd.(7)(8)(9)	Investment company	Class B deferrable interest notes ($40,000,000 par due 11/2018)	11.00% (Libor + 6.00%/Q)	11/20/07	40,000,000	40,000,000	$1.00
		Subordinated notes (16,000,000 par due 11/2018)		11/20/07	16,000,000	16,000,000	$1.00	(5)
Imperial Capital Group, LLC(6)(9)	Investment banking services	Common units (7,710 units)		5/10/07	14,997,159	14,997,160	$1,945.16	(5)
		Common units (2,526 units)		5/10/07	2,526	2,526	$1.00	(5)
		Common units (315 units)		5/10/07	315	315	$1.00	(5)
Partnership Capital Growth Fund I, L.P.(9)	Investment partnership	Limited partnership interest (25% interest)		6/16/06	1,317,082	1,317,082		(5)

					186,294,383	175,006,572			15.53%

Business Services
Investor Group Services, LLC(16)	Financial services	Senior secured loan ($1,000,000 par due 6/2011)	12.00%	6/22/06	1,000,000	1,000,000	$1.00	(3)
		Limited liability company membership interest (10.00% interest)		6/22/06	—	—	$—	(5)
Miller Heiman, Inc.	Sales consulting services	Senior secured loan ($1,427,901 par due 6/2010)	8.31% (Libor + 3.25%/Q)	6/20/05	1,427,901	1,427,901	$1.00	(3)
		Senior secured loan ($3,976,803 par due 6/2012)	8.58% (Libor + 3.75%/Q)	6/20/05	3,976,803	3,976,803	$1.00	(3)
Pillar Holdings LLC and PHL Holding Co.(6)	Mortgage services	Senior secured revolving loan ($500,000 par due 11/2013)	10.37% (Libor + 5.50%/M)	11/20/07	500,000	500,000	$1.00
		Senior secured loan ($55,000,000 par due 11/2013)	10.33% (Libor + 5.50%/Q)	11/20/07	55,000,000	55,000,000	$1.00
		Common stock (97 shares)		11/20/07	4,000,000	4,000,000	$41,420.73	(5)
Primis Marketing Group, Inc. and Primis Holdings, LLC(6)	Database marketing services	Senior subordinated note ($10,222,345 par due 2/2013)	11.00% Cash, 2.50% PIK	8/24/06	10,222,345	8,586,770	$0.84	(2)(4)
		Preferred units (4,000 units)		8/24/06	3,600,000	—	$—	(5)
		Common units (4,000,000 units)		8/24/06	400,000	—	$—	(5)
Prommis Solutions, LLC, E-Default Services, LLC, Statewide Tax and Title Services, LLC & Statewide Publishing Services, LLC (formerly known as MR Processing Holding Corp.)	Bankruptcy and foreclosure processing services	Senior subordinated note ($21,557,336 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/07	21,557,336	21,557,337	$1.00	(4)
		Senior subordinated note ($29,522,650 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/07	29,522,650	29,522,650	$1.00	(2)(4)
		Preferred stock (30,000 shares)		4/11/06	3,000,000	4,500,000	$150.00	(5)

R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/07	250,000	250,000	$1.00	(5)
Summit Business Media, LLC	Business media consulting services	Junior secured loan ($10,000,000 par due 11/2013)	11.85% (Libor + 7.00%/M)	8/3/07	10,000,000	10,000,000	$1.00	(3)
VSS-Tranzact Holdings, LLC(6)	Management Consulting Services	Common membership interest (8.51% interest)		10/26/07	10,000,000	10,000,000		(5)

					154,457,035	150,321,461			13.34%

Printing, Publishing and Media
Canon Communications LLC	Print publications services	Junior secured loan ($7,525,000 par due 11/2011)	11.60% (Libor + 6.75%/M)	5/25/05	7,525,000	7,525,000	$1.00
		Junior secured loan ($4,250,000 par due 11/2011)	11.60% (Libor + 6.75%/M)	5/25/05	4,250,000	4,250,000	$1.00	(2)
		Junior secured loan ($12,000,000 par due 11/2011)	11.60% (Libor + 6.75%/M)	5/25/05	12,000,000	12,000,000	$1.00	(3)
Courtside Acquisition Corp.	Community newspaper publisher	Senior subordinated loan ($32,279,694 par due 6/2014)	15.00% PIK	6/29/07	32,279,694	32,279,694	$1.00	(4)
Daily Candy, Inc.(6)	Internet publication provider	Senior secured loan ($497,406 par due 5/2009)	9.72% (Libor + 5.00%/S)	5/25/06	573,096	497,406	$1.00
		Senior secured loan ($11,629,133 par due 5/2009)	9.72% (Libor + 5.00%/S)	5/25/06	13,398,727	11,629,133	$1.00	(3)
		Senior secured loan ($4,520 par due 5/2009)	9.72% (Libor + 5.00%/S)	5/25/06	5,208	4,520	$1.00
		Senior secured loan ($105,674 par due 5/2009)	9.72% (Libor + 5.00%/S)	5/25/06	121,754	105,674	$1.00	(3)
		Senior secured loan ($2,836 par due 5/2009)	9.84% (Libor + 5.00%/Q)	5/25/06	3,268	2,836	$1.00
		Senior secured loan ($66,298 par due 5/2009)	9.84% (Libor + 5.00%/Q)	5/25/06	76,387	66,298	$1.00	(3)
		Common stock (1,250,000 shares)		5/25/06	2,375,000	4,085,000	$3.27	(5)
		Warrants to purchase 1,381,578 shares		5/25/06	2,624,998	4,514,997	$3.27	(5)
LVCG Holdings LLC(7)	Commercial printer	Membership interest (56.53% interest)		10/12/07	6,600,000	6,600,000	$100.00	(5)
National Print Group, Inc.	Printing management services	Senior secured revolving loan ($834,692 par due 3/2012)	9.75% (Base Rate + 2.50%/D)	3/2/06	834,692	834,692	$1.00
		Senior secured revolving loan ($1,369,565 par due 3/2012)	8.75% (Libor + 3.50%/M)	3/2/06	1,369,565	1,369,565	$1.00
		Senior secured loan ($4,774,539 par due 3/2012)	8.33% (Libor + 3.50%/Q)	3/2/06	4,774,539	4,774,539	$1.00	(3)
		Senior secured loan ($5,110,685 par due 3/2012)	8.58% (Libor + 3.50%/Q)	3/2/06	5,110,685	5,110,685	$1.00	(3)
		Senior secured loan ($406,132 par due 8/2012)	12.09% (Libor + 7.00%/B)	3/2/06	406,132	406,132	$1.00	(3)
		Senior secured loan ($349,802 par due 8/2012)	11.96% (Libor + 7.00%/Q)	3/2/06	349,802	349,802	$1.00	(3)

		Preferred stock (9,344 shares)		3/2/06	2,000,000	2,000,000	$214.04	(5)
The Teaching Company, LLC and The Teaching Company Holdings, Inc.(11)	Education publications provider	Senior secured loan ($28,000,000 par due 9/2012)	10.50%	9/29/06	28,000,000	28,000,000	$1.00
		Preferred stock (29,969 shares)		9/29/06	2,996,921	3,995,924	$133.33	(5)
		Common stock (15,393 shares)		9/29/06	3,079	4,105	$0.27	(5)

					127,678,547	130,406,002			11.57%

Education
ELC Acquisition Corporation	Developer, manufacturer and retailer of educational products	Senior secured loan ($2,707,304 par due 11/2012)	9.18% (Libor + 3.75%/Q)	11/30/06	2,707,304	2,707,304	$1.00
		Senior secured loan ($354,578 par due 11/2012)	9.18% (Libor + 3.75%/Q)	11/30/06	354,578	354,578	$1.00	(3)
		Junior secured loan ($8,333,333 par due 11/2013)	12.11% (Libor + 7.00%/Q)	11/30/06	8,333,333	8,333,333	$1.00	(3)
Equinox EIC Partners, LLC and MUA Management Company, Ltd.(1)(7)	Medical school operator	Senior secured revolving loan ($3,000,000 par due 12/2012)	11.36% (Libor + 6.00%/Q)	4/3/07	3,000,000	3,000,000	$1.00
		Senior secured revolving loan ($3,138,503 par due 12/2012)	12.75% (Base Rate + 5.00%/D)	4/3/07	3,138,503	3,138,503	$1.00
		Senior secured revolving loan ($2,000,000 par due 12/2012)	12.75% (Base Rate + 5.00%/D)	4/3/07	2,000,000	2,000,000	$1.00
		Senior secured revolving loan ($2,000,000 par due 12/2012)	11.24% (Libor + 6.00%/Q)	4/3/07	2,000,000	2,000,000	$1.00
		Senior secured loan ($5,474,738 par due 12/2012)	10.86% (Libor + 6.00%/Q)	4/3/07	5,474,738	5,474,738	$1.00
		Senior secured loan ($14,112,565 par due 12/2012)	11.11% (Libor + 6.00%/Q)	9/21/07	14,112,565	14,112,565	$1.00
		Senior secured loan ($7,450,000 par due 12/2012)	11.21% (Libor + 6.00%/Q)	4/3/07	7,450,000	7,450,000	$1.00	(3)
		Common membership interest (26.27% interest)		9/21/07	15,000,000	15,000,000		(5)
Instituto de Banca y Comercio, Inc.(8)	Private school operator	Senior secured revolving loan ($1,125,000 par due 3/2014)	8.10% (Libor + 3.00%/M)	3/15/07	1,125,000	1,125,000	$1.00
		Senior secured loan ($12,377,500 par due 3/2014)	9.96% (Libor + 5.00%/Q)	3/15/07	12,377,500	12,377,500	$1.00
		Senior secured loan ($11,940,000 par due 3/2014)	9.96% (Libor + 5.00%/Q)	3/15/07	11,940,000	11,940,000	$1.00	(3)
Lakeland Finance, LLC	Private school operator	Senior secured note ($18,000,000 par due 12/2012)	11.50%	12/13/05	18,000,000	18,000,000	$1.00
		Senior secured note ($15,000,000 par due 12/2012)	11.50%	12/13/05	15,000,000	15,000,000	$1.00	(2)

					122,013,521	122,013,521			10.83%

Retail
Apogee Retail, LLC	For-profit thrift retailer	Senior secured loan ($9,373,422 par due 3/2012)	10.39% (Libor + 5.25%/S)	3/27/07	9,373,422	9,373,422	$1.00
		Senior secured loan ($19,850,000 par due 3/2012)	10.39% (Libor + 5.25%/S)	3/27/07	19,850,000	19,850,000	$1.00	(2)
		Senior secured loan ($11,910,000 par due 3/2012)	10.39% (Libor + 5.25%/S)	3/27/07	11,910,000	11,910,000	$1.00	(3)
Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Senior subordinated note ($28,281,392 par due 8/2014)	10.00% cash, 2.00% PIK	8/8/06	28,281,392	28,281,392	$1.00	(2)(4)
		Common stock (1,170,182 shares)		8/8/06	4,500,000	4,500,000	$3.85	(5)
Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($4,632,000 par due 9/2012)	9.95% (Libor + 4.75%/M)	9/28/06	4,632,000	4,632,000	$1.00	(3)
		Senior secured loan ($120,000 par due 9/2012)	11.00% (Base Rate + 3.75%/D)	9/28/06	120,000	120,000	$1.00	(3)
		Senior secured loan ($14,000,000 par due 9/2012)	11.20% (Libor + 6.00%/M)	9/28/06	14,000,000	14,000,000	$1.00	(2)
		Senior secured loan ($14,000,000 par due 9/2012)	11.20% (Libor + 6.00%/M)	9/28/06	14,000,000	14,000,000	$1.00
		Senior secured loan ($7,200,000 par due 9/2012)	11.20% (Libor + 6.00%/M)	9/28/06	7,200,000	7,200,000	$1.00	(3)
		Preferred stock (80 shares)		9/28/06	1,800,000	1,800,000	$22,500.00	(5)
		Common stock (800 shares)		9/28/06	200,000	200,000	$250.00	(5)

					115,866,814	115,866,814			10.28%

Beverage, Food and Tobacco
3091779 Nova Scotia Inc.(12)	Baked goods manufacturer	Junior secured loan (Cdn$14,000,000 par due 11/2012)	11.50%	11/2/07	14,849,800	14,021,000	$1.00	(12)
		Warrants to purchase 57,545 shares			—	—	$—	(5)
Apple & Eve, LLC and US Juice Partners, LLC(6)	Juice manufacturer	Senior secured revolving loan ($1,846,000 par due 10/2013)	10.93% (Libor + 6.00%/M)	10/5/07	1,846,000	1,846,000	$1.00
		Senior secured revolving loan ($1,000,000 par due 10/2013)	10.93% (Libor + 6.00%/M)	10/5/07	1,000,000	1,000,000	$1.00
		Senior secured loan ($33,915,000 par due 10/2013)	10.93% (Libor + 6.00%/M)	10/5/07	33,915,000	33,915,000	$1.00
		Senior secured loan ($11,970,000 par due 10/2013)	10.93% (Libor + 6.00%/M)	10/5/07	11,970,000	11,970,000	$1.00	(3)
		Senior units (50,000 units)		10/5/07	5,000,000	5,000,000	$100.00	(5)

					110,364,575	109,535,773			9.72%

Best Brands Corporation	Baked goods manufacturer	Junior secured loan ($27,1154610 par due 6/2013)	17.23% (Libor + 12.00%/Q)	12/14/06	27,115,462	27,115,461	$1.02	(2)

		Junior secured loan ($12,168,314 par due 6/2013)	17.23% (Libor + 12.00%/Q)	12/14/06	12,168,313	12,168,314	$1.02	(3)
Charter Baking Company, Inc.	Baked goods manufacturer	Preferred stock (6,258 shares)		9/1/06	2,500,000	2,499,998	$399.49	(5)
Services—Other
American Residential Services, LLC	Plumbing, heating and air-conditioning services	Junior secured loan ($20,101,111 par due 4/2015)	10.00% Cash, 2.00% PIK	4/17/07	20,101,111	20,101,111	$1.00	(4)
Diversified Collection Services, Inc.	Collections services	Senior secured loan ($874,419 par due 8/2011)	10.60% (Libor + 5.75%/M)	2/2/05	769,489	760,744	$0.87
		Senior secured loan ($4,896,743 par due 8/2011)	10.60% (Libor + 5.75%/M)	2/2/05	4,896,743	4,260,167	$0.87	(3)
		Senior secured loan ($1,742,026 par due 2/2011)	13.35% (Libor + 8.50%/M)	2/2/05	1,742,026	1,358,781	$0.78	(2)
		Senior secured loan ($6,757,973 par due 8/2011)	13.35% (Libor + 8.50%/M)	2/2/05	6,757,974	5,271,219	$0.78	(3)
		Preferred stock (14,927 shares)		5/18/06	169,123	—	$—	(5)
		Common stock (114,004 shares)		2/2/05	295,270	—	$—	(5)
GCA Services Group, Inc.	Custodial services	Senior secured loan ($30,000,000 par due 12/2011)	12.00%	12/15/06	30,000,000	30,000,000	$1.00	(2)
		Senior secured loan ($12,000,000 par due 12/2011)	12.00%	12/15/06	12,000,000	12,000,000	$1.00	(3)
Growing Family, Inc. and GFH Holdings, LLC	Photography services	Senior secured revolving loan ($500,000 par due 8/2011)	8.02% (Libor + 3.00%/Q)	3/16/07	500,000	480,000	$0.96
		Senior secured revolving loan ($762,500 par due 8/2011)	8.26% (Libor + 3.00%/Q)	3/16/07	762,500	732,000	$0.96
		Senior secured loan ($366,950 par due 8/2011)	8.56% (Libor + 3.50%/Q)	3/16/07	366,950	352,272	$0.96
		Senior secured loan ($9,645,550 par due 8/2011)	8.56% (Libor + 3.50%/Q)	3/16/07	9,645,550	9,259,728	$0.96	(3)
		Senior secured loan ($70,550 par due 8/2011)	8.47% (Libor + 3.50%/Q)	3/16/07	70,550	67,728	$0.96
		Senior secured loan ($1,854,450 par due 8/2011)	8.47% (Libor + 3.50%/Q)	3/16/07	1,854,450	1,780,272	$0.96	(3)
		Senior secured loan ($3,575,000 par due 8/2011)	10.97% (Libor + 6.00%/Q)	3/16/07	3,576,309	3,147,309	$0.88
		Senior secured loan ($52,063 par due 8/2011)	10.97% (Libor + 6.00%/Q)	3/16/07	52,082	45,834	$0.88
		Common stock (552,430 shares)		3/16/07	872,286	90,002	$0.16	(5)
NPA Acquisition, LLC	Powersport vehicle auction operator	Junior secured loan ($12,000,000 par due 2/2013)	12.50% (Base Rate + 5.25%/D)	8/23/06	12,000,000	12,000,000	$1.00	(3)
		Common units (1,709 units)		8/23/06	1,000,000	1,500,000	$877.71	(5)

					107,432,413	103,207,167			9.16%

Consumer Products—Non-Durable
Badanco Enterprises, Inc.	Luggage manufacturer	Senior secured revolving loan ($2,150,000 par due 1/2012)	10.50% (Base Rate + 3.25%/D)	1/24/07	2,150,000	2,150,000	$1.00
		Senior secured loan ($312,500 par due 1/2012)	10.50% (Base Rate + 3.25%/D)	1/24/07	312,500	312,500	$1.00	(3)
		Senior secured loan ($5,937,500 par due 1/2012)	9.37% (Libor + 4.50%/M)	1/24/07	5,937,500	5,937,500	$1.00	(3)
		Senior secured loan ($4,375,000 par due 1/2012)	9.39% (Libor + 4.50%/B)	1/24/07	4,375,000	4,375,000	$1.00	(3)
Innovative Brands, LLC	Consumer products and personal care manufacturer	Senior Secured Loan ($12,837,500 par due 9/2011)	11.13%	10/12/06	12,837,500	12,837,500	$1.00
		Senior Secured Loan ($11,880,000 par due 9/2011)	11.13%	10/12/06	11,880,000	11,880,000	$1.00	(3)
Making Memories Wholesale, Inc.(6)	Scrapbooking branded products manufacturer	Senior secured loan ($7,125,000 par due 3/2011)	9.75% (Base Rate + 2.50%/D)	5/5/05	7,125,000	7,125,000	$1.00	(3)
		Senior subordinated loan ($10,464,923 par due 5/2012)	12.00% cash, 4.00% PIK	5/5/05	10,464,923	6,802,200	$0.65	(2)(4)
		Preferred stock (3,759 shares)		5/5/05	3,758,800	—	$—	(5)
Shoes for Crews, LLC	Safety footwear and slip-related mats	Senior secured revolving loan ($2,333,333 par due 7/2010)	9.25% (Base Rate + 2.00%/D)	6/16/06	2,333,333	2,333,333	$1.00
		Senior secured loan ($970,875 par due 7/2010)	7.72% (Libor + 3.00%/S)	10/8/04	970,875	970,875	$1.00	(3)
		Senior secured loan ($74,683 par due 7/2010)	9.25% (Base Rate + 2.00%/D)	10/8/04	74,683	74,683	$1.00	(3)
The Thymes, LLC(7)	Cosmetic products manufacturer	Preferred stock (7,188 shares)	8.00% PIK	6/21/07	7,188,537	7,188,536	$1,000.02	(4)
		Common stock (6,850 shares)		6/21/07	—	—	$—	(5)
Wear Me Apparel, LLC(6)	Clothing manufacturer	Senior subordinated notes ($22,500,000 par due 4/2013)	12.60% cash, 1.00% PIK	4/2/07	22,559,191	22,559,191	$1.00	(2)(4)
		Common stock (10,000 shares)		4/2/07	10,000,000	2,000,000	$200.00	(5)

					101,967,842	86,546,318			7.68%

Environmental Services
AWTP, LLC	Water treatment services	Junior secured loan ($1,608,099 par due 12/2012)	13.43% (Libor + 8.50%/Q)	12/23/05	1,612,343	1,612,343	$1.00
		Junior secured loan ($12,060,743 par due 12/2012)	13.43% (Libor + 8.50%/Q)	12/23/05	12,061,413	12,061,413	$1.00	(3)
Mactec, Inc.	Engineering and environmental services	Common stock (16 shares)		11/3/04	—	334	$20.78	(5)
		Common stock (5,556 shares)		11/3/04	—	115,444	$20.78	(5)

Sigma International Group, Inc.	Water treatment parts manufacturer	Junior secured loan (1,833,333 par due 10/13)	12.37% (Libor + 7.50%/Q)	10/11/07	1,833,333	1,833,333	$1.00
		Junior secured loan (4,000,000 par due 10/13)	12.37% (Libor + 7.50%/Q)	10/11/07	4,000,000	4,000,000	$1.00	(3)
		Junior secured loan (2,750,000 par due 10/13)	12.73% (Libor + 7.50/M)	11/1/07	2,750,000	2,750,000	$1.00
		Junior secured loan (6,000,000 par due 10/13)	12.73% (Libor + 7.50/M)	11/1/07	6,000,000	6,000,000	$1.00	(3)
		Junior secured loan (916,667 par due 10/13)	12.29% (Libor + 7.50%/S)	11/6/07	916,667	916,667	$1.00
		Junior secured loan (2,000,000 par due 10/13)	12.29% (Libor + 7.50%/S)	11/6/07	2,000,000	2,000,000	$1.00	(3)
Waste Pro USA, Inc.	Waste management services	Senior subordinated loan ($25,000,000 par due 11/2013)	11.50%	11/9/06	25,000,000	25,000,000	$1.00	(2)
		Preferred stock (15,000 shares)	10.00% PIK	11/9/06	15,000,000	15,000,000	$1,000.00	(4)
		Warrants to purchase 882,671 shares		11/9/06	—	3,999,999	$4.53	(5)
Wastequip, Inc.(6)	Waste management equipment manufacturer	Senior subordinated loan ($12,602,083 par due 2/2015)	12.00%	2/5/07	12,730,904	10,210,488	$0.81
		Common stock (13,889 shares)		2/2/07	1,388,890	694,445	$50.00	(5)

					85,293,550	86,194,466			7.65%

Manufacturing
Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan ($5,616,000 par due 4/2010)	10.20% (Libor + 5.00%/Q)	3/28/05	5,649,721	5,616,000	$1.00	(3)
Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($10,164,115 par due 5/2011)	9.00% (Base Rate + 1.75%/D)	5/16/06	10,164,115	10,164,115	$1.00	(3)
		Senior secured loan ($1,522,742 par due 5/2011)	10.75% (Base Rate + 3.50%/D)	5/16/06	1,522,742	1,522,742	$1.00	(3)
		Senior secured loan ($4,410,683 par due 5/2011)	13.00%	5/16/06	4,422,077	4,422,077	$1.00
Qualitor, Inc.	Automotive aftermarket components supplier	Senior secured loan ($1,774,785 par due 12/2011)	9.08% (Libor + 4.25%/Q)	12/29/04	1,774,785	1,774,785	$1.00	(3)
		Junior secured loan ($5,000,000 par due 6/2012)	12.08% (Libor + 7.25%/Q)	12/29/04	5,000,000	5,000,000	$1.00	(3)
Reflexite Corporation(7)	Developer and manufacturer of high-visibility reflective products	Common Stock (1,821,860 shares)		3/28/06	27,435,318	54,666,494	$30.01	(5)
Saw Mill PCG Partners LLC	Precision components manufacturer	Common units (1,000 units)		2/2/07	1,000,000	400,000	$400.00	(5)

Universal Trailer Corporation(6)	Livestock and specialty trailer manufacturer	Common stock (50,000 shares)		10/8/04	6,424,645	484,711	$9.69	(5)
		Warrants to purchase 22,208 shares		10/8/04	1,505,776	215,289	$9.69	(5)

					64,899,179	84,266,213			7.48%

Restaurants
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($2,000,000 par due 11/2013)	8.88% (Libor + 3.50%/Q)	11/27/06	2,000,000	2,000,000	$1.00
		Senior secured revolving loan ($2,236,726 par due 11/2013)	9.75% (Base Rate + 2.50%/D)	11/27/06	2,236,726	2,236,726	$1.00
		Senior secured loan ($19,606,317 par due 11/2012)	13.88% (Libor + 8.50%/Q)	11/27/06	19,606,317	19,606,317	$1.00
		Senior secured loan ($990,000 par due 11/2012)	13.88% (Libor + 8.50%/Q)	11/27/06	990,000	990,000	$1.00	(2)
		Senior secured loan ($14,053,683 par due 11/2012)	13.88% (Libor + 8.50%/Q)	11/27/06	14,053,683	14,053,683	$1.00	(3)
		Promissory note ($10,713,390 par due 11/2016)	10.00% PIK	6/1/06	10,713,390	10,725,191	$1.00	(4)
		Warrants to purchase 0.61 shares		6/1/06	—	—	$—	(5)
Encanto Restaurants, Inc.(8)	Restaurant owner and operator	Junior secured loan ($24,352,333 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/06	24,352,333	24,352,333	$1.00	(4)
		Junior secured loan ($1,014,681 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/06	1,014,681	1,014,681	$1.00	(3)(4)

					74,967,130	74,978,931			6.66%

Containers—Packaging
Captive Plastics, Inc.	Plastics container manufacturer	Junior secured loan ($3,500,000 par due 2/2012)	12.34% (Libor + 7.25%/Q)	12/19/05	3,500,000	3,500,000	$1.00
		Junior secured loan ($12,000,000 par due 2/2012)	12.34% (Libor + 7.25%/Q)	12/19/05	12,000,000	12,000,000	$1.00	(3)
Industrial Container Services, LLC(6)	Industrial container manufacturer, reconditioner and servicer	Senior secured revolving loan ($1,858,696 par due 9/2011)	10.25% (Base Rate + 3.00%/D)	6/21/06	1,858,696	1,858,696	$1.00
		Senior secured revolving loan ($4,130,435 par due 9/2011)	8.93% (Libor + 4.00%/M)	6/21/06	4,130,435	4,130,435	$1.00
		Senior secured loan ($5,896,523 par due 9/2011)	8.93% (Libor + 4.00%/M)	9/30/05	5,896,523	5,896,523	$1.00
		Senior secured loan ($989,873 par due 9/2011)	8.93% (Libor + 4.00%/M)	6/21/06	989,873	989,873	$1.00	(2)
		Senior secured loan ($15,160,594 par due 9/2011)	8.93% (Libor + 4.00%/M)	6/21/06	15,160,594	15,160,594	$1.00	(3)
		Common stock (1,800,000 shares)		9/29/05	1,800,000	5,000,004	$2.78	(5)

					45,336,121	48,536,125			4.31%

Aerospace & Defense
AP Global Holdings, Inc.	Safety and security equipment manufacturer	Senior secured loan ($20,000,000 par due 10/2013)	9.73% (Libor + 4.50%/M)	11/8/07	19,607,288	20,000,000	$1.00
ILC Industries, Inc.	Industrial products provider	Junior secured loan ($12,000,000 par due 8/2012)	11.50%	6/27/06	12,000,000	12,000,000	$1.00	(3)
Thermal Solutions LLC and TSI Group, Inc.	Thermal management and electronics packaging manufacturer	Senior secured loan ($2,797,246 par due 3/2012)	10.50% (Base Rate + 3.25%/D)	3/28/05	2,797,246	2,752,490	$0.98	(3)
		Senior secured loan ($1,182,006 par due 3/2011)	10.00% (Base Rate + 2.75%/D)	3/28/05	1,182,006	1,164,276	$0.98	(3)
		Senior subordinated notes ($2,049,153 par due 9/2012)	11.50% cash, 2.75% PIK	3/28/05	2,068,459	2,016,523	$0.98	(4)
		Senior subordinated notes ($3,235,328 par due 9/2012)	11.50% cash, 2.75% PIK	3/28/05	3,236,609	3,184,843	$0.98	(2)(4)
		Senior subordinated notes ($2,613,069 par due 3/2013)	11.50% cash, 2.50% PIK	3/21/06	2,613,250	2,516,567	$0.96	(2)(4)
		Preferred stock (71,552 shares)		3/28/05	715,520	693,482	$9.69	(5)
		Common stock (1,460,246 shares)		3/28/05	14,602	14,164	$0.01	(5)

					44,234,980	44,342,345			3.94%

Computers and Electronics
RedPrairie Corporation	Software manufacturer	Junior secured loan ($6,500,000 par due 1/2013)	11.39% (Libor + 6.50%/Q)	7/13/06	6,500,000	6,500,000	$1.00
		Junior secured loan ($12,000,000 par due 1/2013)	11.39% (Libor + 6.50%/Q)	7/13/06	12,000,000	12,000,000	$1.00	(3)
X-rite, Incorporated	Artwork software manufacturer	Junior secured loan ($4,800,000 par due 7/2013)	12.38% (Libor + 7.50%/Q)	7/6/06	4,800,000	4,800,000	$1.00
		Junior secured loan ($12,000,000 par due 7/2013)	12.38% (Libor + 7.50%/Q)	7/6/06	12,000,000	12,000,000	$1.00	(3)

					35,300,000	35,300,000			3.13%

Health Clubs
Athletic Club Holdings, Inc.(13)	Premier health club operator	Senior secured loan ($29,423,559 par due 10/2013)	9.63% (Libor + 4.50%/Q)	10/11/07	29,423,559	29,423,559	$1.00
		Senior secured loan ($4,488,339 par due 10/2013)	9.63% (Libor + 4.50%/Q)	10/11/07	4,488,339	4,488,339	$1.00	(3)
		Senior secured loan ($50,125 par due 10/2013)	9.47% (Libor + 4.50%/Q)	10/11/07	50,125	50,125	$1.00
		Senior secured loan ($7,646 par due 10/2013)	9.47% (Libor + 4.50%/Q)	10/11/07	7,646	7,646	$1.00	(3)
		Senior secured loan ($26,316 par due 10/2013)	10.75% (Libor + 3.50%/Q)	10/11/07	26,316	26,316	$1.00
		Senior secured loan ($4,015 par due 10/2013)	10.75% (Libor + 3.50%/Q)	10/11/07	4,015	4,015	$1.00	(3)

					34,000,000	34,000,000			3.02%

Grocery
Planet Organic Health Corp.(8)	Organic grocery store operator	Senior secured loan ($7,000,000 par due 7/2014)	10.45% (Libor + 5.50%/Q)	7/3/07	7,000,000	7,000,000	$1.00
		Senior secured loan ($10,500,000 par due 7/2014)	10.45% (Libor + 5.50%/Q)	7/3/07	10,500,000	10,500,000	$1.00	(3)
		Senior subordinated loan ($9,332,430 par due 7/2012)	11.00% Cash, 2.00% PIK	7/3/07	9,332,430	9,332,430	$1.00	(4)

					26,832,430	26,832,430			2.38%

Cargo Transport
The Kenan Advantage Group, Inc.	Fuel transportation provider	Senior subordinated notes ($9,524,320 par due 12/2013)	9.50% cash, 3.50% PIK	12/15/05	9,524,320	9,524,320	$1.00	(2)(4)
		Senior secured loan ($2,450,025 par due 12/2011)	7.58% (Libor + 2.75%/Q)	12/15/05	2,450,025	2,205,022	$0.90	(3)
		Preferred stock (10,984 shares)		12/15/05	1,098,400	1,292,984	$117.72	(5)
		Common stock (30,575 shares)		12/15/05	30,575	35,993	$1.18	(5)

					13,103,320	13,058,319			1.16%

Consumer Products—Durable
Direct Buy Holdings, Inc. and Direct Buy Investors LP(6)	Membership-based buying club franchisor and operator from the manufacturer	Senior secured loan ($2,500,000 par due 11/2012)	9.74% (Libor + 4.50%/M)	12/14/07	2,400,000	2,400,000	$0.96
		Partnership interests (19.31% interest)		11/30/07	10,000,000	10,000,000	$100.00	(5)

					12,400,000	12,400,000			1.10%

Housing—Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,838,294 par due 3/2011)	13.00% cash, 3.00% PIK	10/8/04	8,826,407	8,839,109	$1.00	(2)(4)
		Common stock (2,743 shares)		10/8/04	752,888	376,444	$137.24	(5)
		Warrants to purchase 4,464 shares		10/8/04	652,504	326,255	$73.09	(5)

					10,231,799	9,541,808			0.85%

Telecommunications
American Broadband Communciations, LLC and American Broadband Holding Company	Broadband communication services	Senior subordinated loan ($9,327,115 par due 11/2014)	8.00% cash, 8.00% PIK	11/7/07	9,327,115	9,327,115	$1.00	(4)
		Warrants to purchase 170 shares		11/7/07	—	—	$—	(5)

					9,327,115	9,327,115			0.83%

Total					$1,795,620,922	$1,774,201,841

(1)
Other than our investments in Equinox EIC Partners, LLC, Ivy Hill Middle Market Credit Fund, Ltd., LVCG Holdings LLC, Reflexite Corporation and The Thymes, LLC, we do not "Control" any of our portfolio companies, as defined in the Investment Company Act. In general, under the Investment Company Act, we would "Control" a portfolio company if we owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. All of our portfolio company investments are subject to legal restriction on sales which as of December 31, 2007 represented 158% of the Company's net assets.

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

(5)
Non-income producing at December 31, 2007.

(6)
As defined in the Investment Company Act, we are an "Affiliate" of this portfolio company because we own 5% or more of the portfolio company's outstanding voting securities. Transactions during the period for the year ended December 31, 2007 in which the issuer was an Affiliate (but not a portfolio company that we "Control") are as follows:

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains/losses	Net unrealized gains/losses
Abingdon Investments Limited	$—	$—	$—	$—	$—	$1,223,564	$—	$—	$(1,287,812)
Apple & Eve, LLC and US Juice Partners, LLC	$74,846,000	$115,000	$21,000,000	$1,647,899	$1,353,415	$—	$12,637	$—	$—
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC	$135,930,000	$—	$72,500,000	$3,571,499	$2,597,500	$—	$148,646	$—	$—
Daily Candy, Inc.	$—	$2,569,133	$10,000,000	3,068,164	$—	$—	$—	$—	$2,653,753
Direct Buy Holdings, Inc. and Direct Buy Investors LP	$12,400,000	$—	$—	$11,833	$—	$—	$—	$—	$—
Firstlight Financial Corporation	$40,000,000	$—	$—	$4,944,322	$37,500	$—	$750,000	$—	$(10,000,000)
Imperial Capital Group, LLC	$15,000,000	$—	$—	$—	$300,000	$201,287	$—	$—	$—
Industrial Container Services, LLC	$9,665,217	$9,475,565	$16,000,000	$3,170,964	$—	$—	$154,027	$—	$3,200,004
Investor Group Services, LLC	$400,000	$1,400,000	$—	$300,592	$—	$—	$38,171	$—	$—
Pillar Holdings LLC and PHL Holding Co.	$59,500,000	$—	$—	$677,847	$1,056,000	$—	$15,063	$—	$—
Primis Marketing Group, Inc. and Primis Holdings, LLC	$—	$—	$—	$860,848	$—	$—	$—	$—	$(5,635,575)
Making Memories Wholesale, Inc.	$—	$633,333	$—	$1,998,699	$—	$—	$421	$—	$(4,982,723)
Universal Trailer Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$(7,230,421)
VSS-Tranzact Holdings, LLC	$10,000,000	$—	$—	$—	$—	$—	$—	$—	$—
Wastequip, Inc.	$13,888,889	$27,000,000	$—	$1,118,314	$—	$—	$—	$—	$(3,214,861)
Wear Me Apparel, LLC	$32,500,000	$—	$—	$2,320,500	$325,000	$62,703	$25,000	$—	$(8,000,000)
(7)
As defined in the Investment Company Act, we are an "Affiliate" of this portfolio company because we own 5% or more of the portfolio company's outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). In addition, as defined in the Investment Company Act, we "Control" this portfolio company because we own more than 25% of the portfolio company's outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the year ended December 31, 2007 in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains/losses	Net unrealized gains/losses
Equinox EIC Partners, LLC	$94,238,503	$32,270,039	$22,500,000	$3,796,322	$2,734,231	$—	$19,162	$3,488,289	$—
Ivy Hill Middle Market Credit Fund, Ltd.	$56,000,000	$—	$—	$501,111	$—	$—	$45,424	$—	$—
LVCG Holdings, LLC	$6,600,000	$—	$—	$—	$—	$—	$—	$—	$—
Reflexite Corporation	$1,752,427	$10,682,338	$—	$451,518	$—	$121,074	$—	$320,470	$27,231,176
The Thymes, LLC	$6,925,000	$—	$75,000	$338,537	$165,000	$—	$—	$—	$—
(8)
Non-U.S. company or principal place of business outside the U.S. and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

(9)
Non-registered investment company.

(10)
A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either Libor or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower's option, which reset semi-annually (S), quarterly (Q), bi-monthly (B) monthly (M) or daily (D). For each such loan, we have provided the current interest rate in effect at December 31, 2007.

(11)
In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.50% on $23.3 million aggregate principal amount of the portfolio company's senior term debt previously syndicated by us.

(12)
Principal amount denominated in Canadian dollars has been translated into U.S. dollars (see Note 2).

(13)
In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.50% on $25.0 million aggregate principal amount of the portfolio company's senior term debt previously syndicated by us.

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2006

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Healthcare—Services
American Renal Associates, Inc.	Dialysis provider	Senior secured loan ($2,688,524 par due 12/2010)	9.37% (Libor+ 4.00%/S)	12/14/2005	$2,688,524	$2,688,524	$1.00	(3)
		Senior secured loan ($377,049 par due 12/2010)	10.75% (Base Rate + 2.50%/D)	12/14/2005	377,049	377,049	$1.00	(3)
		Senior secured loan ($5,803,279 par due 12/2011)	9.87% (Libor + 4.50%/S)	12/14/2005	5,803,279	5,803,279	$1.00	(3)
		Senior secured loan ($54,098 par due 12/2011)	11.25% (Base Rate + 3.00%/D)	12/14/2005	54,098	54,098	$1.00	(3)
		Senior secured loan ($393,741 par due 12/2011)	12.37% (Libor + 7.00%/S)	12/14/2005	393,741	393,741	$1.00	(3)
		Senior secured loan ($261,997 par due 12/2011)	12.37 (Libor + 7.00%/S)	12/14/2005	261,997	261,997	$1.00	(3)
		Senior secured loan ($3,937,406 par due 12/2011)	12.37% (Libor + 7.00% /Q)	12/14/2005	3,937,406	3,937,406	$1.00
		Senior secured loan ($2,619,971 par due 12/2011)	12.37% (Libor + 7.00% /Q)	12/14/2005	2,619,971	2,619,971	$1.00	(3)
Capella Healthcare, Inc.	Acute care hospital operator	Junior secured loan ($31,000,000 par due 11/2013)	11.36% (Libor +6.00%/Q)	12/1/2005	31,000,000	31,000,000	$1.00
DSI Renal, Inc.	Dialysis provider	Senior subordinated note ($60,940,868 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/2006	60,940,868	60,940,868	$1.00	(4)
		Senior subordinated note ($5,050,125 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/2006	5,050,125	5,050,125	$1.00	(4)(3)
		Senior secured revolving loan ($4,000,000 par due 3/2013)	8.38% (Libor + 3.00%/Q)	4/4/2006	4,000,000	4,000,000	$1.00
		Senior secured revolving loan ($960,000 par due 3/2013)	8.38% (Libor + 3.00%/Q)	4/4/2006	960,000	960,000	$1.00
		Senior secured revolving loan ($1,600,000 par due 3/2013)	8.38% (Libor + 3.00%/Q)	4/4/2006	1,600,000	1,600,000	$1.00
		Senior secured revolving loan ($1,600,000 par due 3/2013)	8.38% (Libor + 3.00%/Q)	4/4/2006	1,600,000	1,600,000	$1.00
		Senior secured revolving loan ($2,096,000 par due 3/2013)	10.75% (Base Rate + 2.50%/D)	4/4/2006	2,096,000	2,096,000	$1.00
OnCURE Medical Corp.	Radiation oncology care provider	Senior subordinated note ($23,318,089 par due 8/2013)	11.00% cash, 1.50% PIK	8/18/2006	23,318,089	23,318,089	$1.00	(4)
		Senior secured loan ($3,403,750 par due 8/2011)	8.94% (Libor + 3.50%/S)	8/23/2006	3,403,750	3,403,750	$1.00
		Common stock (857,143 shares)		8/18/2006	3,000,000	3,000,000	$3.50	(5)
Triad Laboratory Alliance, LLC	Laboratory services	Senior subordinated note ($14,829,356 par due 12/2012)	12.00% cash, 1.75% PIK	12/21/2005	14,829,356	14,829,355	$1.00	(4)

		Senior secured loan ($6,930,000 par due 12/2011)	8.61% (Libor + 3.25%/Q)	12/21/2005	6,930,000	6,930,000	$1.00
		Senior secured loan ($2,970,000 par due 12/2011)	8.61% (Libor + 3.25%/Q)	12/21/2005	2,970,000	2,970,000	$1.00	(3)
					177,834,253	177,834,252			22.53%
Printing, Publishing and Media
Canon Communications LLC	Print publications services	Junior secured loan ($7,525,000 par due 11/2011)	12.10% (Libor + 6.75%/M)	5/25/2005	7,525,000	7,525,000	$1.00
		Junior secured loan ($4,250,000 par due 11/2011)	12.10% (Libor + 6.75%/M)	5/25/2005	4,250,000	4,250,000	$1.00	(2)
		Junior secured loan ($12,000,000 par due 11/2011)	12.10% (Libor + 6.75%/M)	5/25/2005	12,000,000	12,000,000	$1.00	(3)
Daily Candy, Inc.(6)	Internet publication provider	Senior secured loan ($12,422,111 par due 5/2009)	10.36% (Libor + 5.00%/S)	5/25/2006	12,744,556	12,422,111	$1.00
		Senior secured loan ($11,577,889 par due 5/2009)	10.36% (Libor + 5.00%/S)	5/25/2006	11,878,414	11,577,889	$1.00	(3)
		Senior secured loan ($388,191 par due 5/2009)	10.36% (Libor + 5.00%/Q)	5/25/2006	398,267	388,191	$1.00
		Senior secured loan ($361,809 par due 5/2009)	10.36% (Libor + 5.00%Q)	5/25/2006	371,200	361,809	$1.00	(3)
		Senior secured loan ($64,698 par due 5/2009)	12.25% (Base Rate + 4.00%/D)	5/25/2006	66,378	64,698	$1.00
		Senior secured loan ($60,302 par due 5/2009)	12.25% (Base Rate + 4.00%/D)	5/25/2006	61,867	60,302	$1.00	(3)
		Common stock (1,250,000 shares)		5/25/2006	2,375,000	2,375,000	$1.90	(5)
		Warrants to purchase 1,381,578 shares		5/25/2006	2,624,998	2,624,998	$1.90	(5)
National Print Group, Inc.	Printing management services	Senior secured revolving loan ($2,336,173 par due 3/2012)	10.75% (Base Rate + 2.50%/D)	3/2/2006	2,336,173	2,336,173	$1.00
		Senior secured loan ($5,295,652 par due 3/2012)	8.86% (Libor + 3.50%/Q)	3/2/2006	5,295,652	5,295,652	$1.00	(3)
		Senior secured loan ($273,913 par due 3/2012)	10.75% (Base Rate + 2.50%/D)	3/2/2006	273,913	273,913	$1.00	(3)
		Senior secured loan ($5,295,652 par due 3/2012)	8.85% (Libor + 3.50%/B)	3/2/2006	5,295,652	5,295,652	$1.00	(3)
		Senior secured loan ($2,319,368 par due 8/2012)	12.37% (Libor + 7.00%/Q)	3/2/2006	2,319,368	2,319,368	$1.00
		Senior secured loan ($419,763 par due 8/2012)	12.37% (Libor + 7.00%/Q)	3/2/2006	419,763	419,763	$1.00	(3)
		Senior secured loan ($1,932,806 par due 8/2012)	12.38% (Libor + 7.00%/Q)	3/2/2006	1,932,806	1,932,806	$1.00
		Senior secured loan ($349,802 par due 8/2012)	12.38% (Libor + 7.00%/Q)	3/2/2006	349,802	349,802	$1.00	(3)
		Preferred stock (9,344 shares)		3/2/2006	2,000,000	2,000,000	$214.04	(5)
The Teaching Company, LLC and The Teaching Company Holdings, Inc.(11)	Education publications provider	Senior secured loan ($28,000,000 par due 9/2012)	10.50%	9/29/2006	28,000,000	28,000,000	$1.00

		Senior secured loan ($12,000,000 par due 9/2012)	10.50%	9/29/2006	12,000,000	12,000,000	$1.00	(3)
		Preferred stock (29,969 shares)		9/29/2006	2,996,921	2,996,921	$100.00	(5)
		Common stock (15,393 shares)		9/29/2006	3,079	3,079	$1.00	(5)
					117,518,809	116,873,127			14.8%
Manufacturing
Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan ($6,000,000 par due 4/2010)	10.36% (Libor + 5.00%/Q)	3/28/2005	6,038,283	6,000,000	$1.00	(3)
Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($10,421,053 par due 5/2011)	9.60% (Libor + 4.25%/B)	5/16/2006	10,421,053	10,421,053	$1.00	(3)
		Senior secured loan ($3,736,842 par due 5/2011)	11.35% (Libor + 6.00%/M)	5/16/2006	3,736,842	3,736,842	$1.00
		Senior secured loan ($1,526,316 par due 5/2011)	11.35% (Libor + 6.00%/M)	5/16/2006	1,526,316	1,526,316	$1.00	(3)
		Senior secured loan ($4,210,526 par due 5/2011)	13.00%	5/16/2006	4,210,526	4,210,526	$1.00
Qualitor, Inc.	Automotive aftermarket components supplier	Senior secured loan ($1,960,000 par due 12/2011)	9.61% (Libor + 4.25%/Q)	12/29/2004	1,960,000	1,960,000	$1.00	(3)
		Junior secured loan ($5,000,000 par due 6/2012)	12.61% (Libor + 7.25%/Q)	12/29/2004	5,000,000	5,000,000	$1.00	(3)
Professional Paint, Inc.	Paint manufacturer	Junior secured loan ($4,500,000 par due 5/2013)	11.13% (Libor + 5.75%/S)	5/25/2006	4,500,000	4,500,000	$1.00
		Junior secured loan ($12,000,000 par due 5/2013)	11.13% (Libor + 5.75%/S)	5/25/2006	12,000,000	12,000,000	$1.00	(3)
Reflexite Corporation(7)	Developer and manufacturer of high visibility reflective products	Senior subordinated loan ($10,616,954 par due 12/2011)	11.00% cash, 3.00% PIK	12/30/2004	10,616,954	10,616,954	$1.00	(2)(4)
		Common Stock (1,729,627 shares)		3/28/2006	25,682,891	25,682,891	$14.85	(5)
Universal Trailer Corporation(6)	Livestock and specialty trailer manufacturer	Common stock (50,000 shares)		10/8/2004	6,424,645	5,500,000	$110.00	(5)
		Warrants to purchase 22,208 shares		10/8/2004	1,505,776	2,442,880	$110.00	(5)
Varel Holdings, Inc.	Drill bit manufacturer	Common stock (30,451 shares)		5/18/2005	3,045	1,011,569	$33.22	(5)
					93,626,331	94,609,031			11.98%
Services—Other
American Residential Services, LLC	Plumbing, heating and air-conditioning services	Senior subordinated note ($8,767,425 par due 9/2013)	12.00% Cash, 3.00% PIK	11/9/2006	8,767,425	8,767,425	$1.00	(4)
Diversified Collection Services, Inc.	Collections services	Senior secured loan ($5,242,026 par due 2/2011)	9.60% (Libor + 4.25%/M)	2/2/2005	5,242,026	5,242,026	$1.00	(3)

		Senior secured loan ($1,742,026 par due 8/2011)	11.35% (Libor + 6.00%/M)	2/2/2005	1,742,026	1,742,026	$1.00	(2)
		Senior secured loan ($6,757,974 par due 8/2011)	11.35% (Libor + 6.00%/M)	2/2/2005	6,757,974	6,757,974	$1.00	(3)
		Preferred stock (14,927 shares)		5/18/2006	169,123	169,123	$11.33	(5)
		Common stock (114,004 shares)		2/2/2005	295,270	295,270	$2.59	(5)
GCA Services Group, Inc.	Custodial services	Senior secured loan ($50,000,000 par due 12/2011)	12.00%	12/15/2006	50,000,000	50,000,000	$1.00	(4)
NPA Acquisition, LLC	Powersport vehicle auction operator	Senior secured loan ($4,533,333 par due 8/2012)	8.57% (Libor + 3.25%/S)	8/28/2006	4,533,333	4,533,333	$1.00
		Senior secured loan ($400,000 par due 8/2012)	8.60% (Libor + 3.25%/Q)	8/28/2006	400,000	400,000	$1.00
		Senior secured loan ($66,667 par due 8/2012)	10.25% (Base Rate + 2.00%/D)	8/28/2006	66,667	66,667	$1.00
		Junior secured loan ($2,000,000 par due 2/2013)	12.11% (Libor + 6.75%/Q)	8/23/2006	2,000,000	2,000,000	$1.00
		Junior secured loan ($12,000,000 par due 2/2013)	12.11% (Libor + 6.75%/Q)	8/23/2006	12,000,000	12,000,000	$1.00	(3)
		Common units (1,709 units)		8/23/2006	1,000,000	1,000,000	$585.14	(5)

					92,973,844	92,973,844			11.78%

Containers-Packaging
Captive Plastics, Inc.	Plastics container manufacturer	Junior secured loan ($15,500,000 par due 2/2012)	12.63% (Libor + 7.25%/Q)	12/19/2005	15,500,000	15,500,000	$1.00
		Junior secured loan ($12,000,000 par due 2/2012)	12.63% (Libor + 7.25%/Q)	12/19/2005	12,000,000	12,000,000	$1.00	(3)
Industrial Container Services, LLC(6)	Industrial container manufacturer, reconditioner and servicer	Senior secured loan ($11,939,547 par due 9/2011)	11.94% (Libor + 6.50%/S)	9/30/2005	11,939,547	11,939,547	$1.00	(3)
		Senior secured loan ($16,504,747 par due 9/2011)	11.94% (Libor + 6.50%/S)	6/21/2006	16,504,747	16,504,747	$1.00
		Senior secured loan ($9,950,000 par due 9/2011)	11.94% (Libor + 6.50.%/S)	9/30/2005	9,950,000	9,950,000	$1.00
		Senior secured revolving loan ($4,130,435 par due 9/2011)	9.88% (Libor + 4.50%/Q)	9/30/2005	4,130,435	4,130,435	$1.00
		Senior secured revolving loan ($1,239,130 par due 9/2011)	11.25% (Base Rate + 3.00%/D)	9/30/2005	1,239,130	1,239,130	$1.00
		Common stock (1,800,000 shares)		9/29/2005	1,800,000	1,800,000	$1.00	(5)
LabelCorp Holdings, Inc.	Consumer product labels manufacturer	Senior subordinated notes ($9,320,235 par due 9/2012)	12.00% cash, 3.00% PIK	3/16/2006	9,320,235	9,320,235	$1.00	(4)

					82,384,094	82,384,094			10.44%

Restaurants
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($4,236,726 par due 11/2013)	10.25% (Base Rate + 2.00%/D)	11/27/2006	4,236,726	4,236,726	$1.00
		Senior secured loan ($4,937,500 par due 11/2013)	10.25% (Base Rate + 2.00%/D)	11/27/2006	4,937,500	4,937,500	$1.00
		Senior secured loan ($23,060,000 par due 11/2012)	14.75% (Base Rate + 6.50%/D)	11/27/2006	23,060,000	23,060,000	$1.00
		Senior secured loan ($11,940,000 par due 11/2012)	14.75% (Base Rate + 6.50%/D)	11/27/2006	11,940,000	11,940,000	$1.00	(3)
		Warrants to purchase 9,500,000 units		6/1/2006	9,488,200	9,500,000	$1.00	(5)
Encanto Restaurants, Inc.(8)	Restaurant owner and operator	Junior secured loan ($13,170,625 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/2006	13,170,625	13,170,625	$1.00	(4)
		Junior secured loan ($12,157,500 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/2006	12,157,500	12,157,500	$1.00	(3)(4)

					78,990,551	79,002,351			10.01%

Retail
Savers, Inc and SAI Acquisition Corporation	For-profit thrift retailer	Senior subordinated note ($28,220,888 par due 8/2014)	10.00% cash, 2.00% PIK	8/8/2006	28,220,888	28,220,888	$1.00	(4)
		Common stock (1,170,182 shares)		8/8/2006	4,500,000	4,500,000	$3.85	(5)
Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($4,800,000 par due 9/2012)	10.10% (Libor + 4.75%/M)	9/28/2006	4,800,000	4,800,000	$1.00	(3)
		Senior secured loan ($28,000,000 par due 9/2012)	11.35% (Libor + 6.00%/M)	9/28/2006	28,000,000	28,000,000	$1.00
		Senior secured loan ($7,200,000 par due 9/2012)	11.35% (Libor + 6.00%/M)	9/28/2006	7,200,000	7,200,000	$1.00	(3)
		Preferred stock (80 shares)		9/28/2006	1,800,000	1,800,000	$22500.00	(5)
		Common stock (800 shares)		9/28/2006	200,000	200,000	$250.00	(5)

					74,720,888	74,720,888			9.47%

Consumer Products—Non-Durable
AWTP, LLC	Water treatment services	Junior secured loan ($1,600,000 par due 12/2012)	12.86% (Libor + 7.50%/Q)	12/21/2005	1,600,000	1,600,000	$1.00
		Junior secured loan ($12,000,000 par due 12/2012)	12.86% (Libor + 7.50%/Q)	12/21/2005	12,000,000	12,000,000	$1.00	(3)
Making Memories Wholesale, Inc.(6)	Scrapbooking branded products manufacturer	Senior secured loan ($7,758,333 par due 3/2011)	9.88% (Libor + 4.50%/Q)	5/5/2005	7,758,333	7,758,333	$1.00	(3)
		Senior subordinated loan ($10,204,325 par due 5/2012)	12.50% cash, 2.00% PIK	5/5/2005	10,204,325	10,204,325	$1.00	(4)
		Preferred stock (3,759 shares)		5/5/2005	3,758,800	1,320,000	$351.16	(5)
Shoes for Crews, LLC	Safety footwear and slip-related mats	Senior secured loan ($1,248,680 par due 7/2010)	8.61% (Libor + 3.25%/S)	10/8/2004	1,256,027	1,256,027	$1.01	(3)
		Senior secured loan ($60,747 par due 7/2010)	8.61% (Libor + 3.25%/Q)	10/8/2004	61,104	61,104	$1.01	(3)

		Senior secured loan ($60,747 par due 7/2010)	10.25% (Base Rate + 2.00%/D)	10/8/2004	61,104	61,104	$1.01	(3)
		Senior secured revolving loan ($3,333,333 par due 7/2010)	10.25% (Base Rate + 2.00%/D)	6/16/2006	3,333,333	3,333,333	$1.00
Tumi Holdings, Inc.	Branded luggage designer, marketer and distributor	Senior secured loan ($2,500,000 par due 12/2012)	8.11% (Libor + 2.75%/Q)	5/24/2005	2,500,000	2,500,000	$1.00	(3)
		Senior secured loan ($5,000,000 par due 12/2013)	8.61% (Libor + 3.25%/Q)	3/14/2005	5,000,000	5,000,000	$1.00	(3)
		Senior subordinated loan ($13,682,839 par due 12/2014)	16.36% (Libor + 6.00% cash, 5.00% PIK/Q)	3/14/2005	13,682,839	13,682,839	$1.00	(2)(4)
UCG Paper Crafts, Inc.	Scrapbooking materials manufacturer	Senior secured loan ($1,985,000 par due 2/2013)	8.60% (Libor + 3.25%/M)	2/23/2006	1,985,000	1,985,000	$1.00	(3)
		Junior secured loan ($2,952,625 par due 2/2013)	12.85% (Libor + 7.50%/M)	2/23/2006	2,952,625	2,952,625	$1.00
		Junior secured loan ($9,949,875 par due 2/2013)	12.85% (Libor + 7.50%/M)	2/23/2006	9,949,875	9,949,875	$1.00	(3)

					76,103,365	73,664,565			9.33%

Financial
Abingdon Investments Limited(6)(8)(9)	Investment company	Ordinary shares (948,500 shares)		12/15/2006	9,032,978	9,485,000	$10.00	(5)
Firstlight Financial Corporation(6)(9)	Investment company	Senior subordinated loan ($36,000,000 par due 12/2016)	10.00% PIK	12/31/2006	36,000,000	36,000,000	$1.00	(4)
		Common stock (6,000 shares)		12/31/2006	6,000,000	6,000,000	$1000.00	(5)
		Common stock (18,000 shares)		12/31/2006	18,000,000	18,000,000	$1000.00	(5)
Partnership Capital Growth Fund I, L.P.(9)	Investment partnership	Limited partnership interest (25% interest)		6/16/2006	225,260	225,260	$-5.00

					69,258,238	69,710,260			8.83%

Environmental Services
Mactec, Inc.	Engineering and environmental services	Common stock (186 shares)		11/3/2004	—	—	$—	(5)
Waste Pro USA, Inc.	Waste management services	Senior subordinated loan ($25,000,000 par due 11/2013)	11.50%	11/9/2006	25,000,000	25,000,000	$1.00
		Preferred stock (15,000 shares)	10.00% PIK	11/9/2006	15,000,000	15,000,000	$1000.00	(4)
		Warrants to purchase 882,671 shares		11/9/2006	—	—	$—	(5)
Wastequip, Inc.	Waste management equipment manufacturer	Junior secured loan ($15,000,000 par due 7/2012)	10.85% (Libor + 5.50%/M)	8/4/2005	15,000,000	15,000,000	$1.00
		Junior secured loan ($12,000,000 par due 7/2012)	10.85% (Libor + 5.50%/M)	8/4/2005	12,000,000	12,000,000	$1.00	(3)
					67,000,000	67,000,000			8.49%

Education
Equinox SMU Partners LLC and	Medical school operator	Senior secured revolving loan ($1,932,342 par due 12/2010)	13.25% (Base Rate + 5.00%/Q)	1/26/2006	1,932,342	1,932,342	$1.00
SMU Acquisition Corp.(6)(8)		Senior secured revolving loan ($3,000,000 par due 12/2010)	11.36% (Libor + 6.00%/B)	1/26/2006	3,000,000	3,000,000	$1.00
		Senior secured loan ($4,858,118 par due 12/2010)	11.37% (Libor + 6.00%/Q)	1/26/2006	4,858,118	4,858,118	$1.00
		Senior secured loan ($4,966,882 par due 12/2010)	11.37% (Libor + 6.00%/Q)	1/26/2006	4,966,882	4,966,882	$1.00	(3)
		Senior secured loan ($1,500,000 par due 12/2010)	11.37% (Libor + 6.00%/Q)	1/26/2006	1,500,000	1,500,000	$1.00
		Senior secured loan ($1,500,000 par due 12/2010)	11.37% (Libor + 6.00%/Q)	1/26/2006	1,500,000	1,500,000	$1.00	(3)
		Limited liability company membership interest (17.39% interest)		1/25/2006	4,000,000	4,000,000	$-5.00	(5)
ELC Acquisition Corporation	Developer, manufacturer and retailer of educational products	Junior secured loan ($8,333,333 par due 11/2013)	12.37% (Libor + 7.00%/Q)	11/30/2006	8,333,333	8,333,333	$1.00	(3)
Lakeland Finance, LLC	Private school operator	Senior secured note ($33,000,000 par due 12/2012)	11.50%	12/13/2005	33,000,000	33,000,000	$1.00

					63,090,675	63,090,675			7.99%

Business Services
Investor Group Services, LLC	Financial services	Senior secured loan ($1,500,000 par due 6/2011)	12.00%	6/22/2006	1,500,000	1,500,000	$1.00	(3)
		Senior secured revolving loan ($500,000 par due 6/2011)	11.04% (Libor + 5.50%/S)	6/22/2006	500,000	500,000	$1.00
		Limited liability company membership interest (10.00% interest)		6/22/2006	—	—	$-5.00
Miller Heiman, Inc.	Sales consulting services	Senior secured loan ($3,093,785 par due 6/2010)	8.60% (Libor + 3.25%/M)	6/20/2005	3,093,785	3,093,785	$1.00	(3)
		Senior secured loan ($4,017,591 par due 6/2012)	9.12% (Libor + 3.75%/Q)	6/20/2005	4,017,591	4,017,591	$1.00	(3)
MR Processing Holding Corp.	Bankruptcy and foreclosure processing services	Senior subordinated note ($20,303,747 par due 2/2013)	12.00% Cash, 2.00% PIK	3/23/2006	20,303,747	20,303,747	$1.00	(4)
		Senior secured loan ($1,990,000 par due 2/2012)	9.02% (Libor + 3.50%/S)	3/28/2006	1,990,000	1,990,000	$1.00
		Preferred stock (30,000 shares)		4/11/2006	3,000,000	3,000,000	$100.00	(5)
Primis Marketing Group, Inc. and	Database marketing services	Senior subordinated note ($10,085,790 par due 2/2013)	11.00% Cash, 2.50% PIK	8/25/2006	10,085,790	10,085,790	$1.00	(4)
Primis Holdings, LLC(6)		Preferred units (4,000 units)		8/25/2006	3,600,000	3,600,000	$9.00	(5)
		Common units (4,000,000 units)		8/25/2006	400,000	400,000	$0.10	(5)

Summit Business Media, LLC	Business media consulting services	Junior secured loan ($10,000,000 par due 11/2013)	12.35% (Libor + 7.00%/M)	12/18/2006	10,000,000	10,000,000	$1.00
					58,490,913	58,490,913			7.41%
Beverage, Food and Tobacco
Best Brands Corporation	Baked goods manufacturer	Junior secured loan ($40,000,000 par due 6/2013)	11.85% (Libor + 6.50%/M)	12/14/2006	40,000,000	40,000,000	$1.00
Charter Baking Company, Inc.	Baked goods manufacturer	Preferred stock (6,258 shares)		9/1/2006	2,500,000	2,500,000	$399.49	(5)
Farley's & Sathers Candy Company, Inc.	Branded candy manufacturer	Junior secured loan ($10,000,000 par due 3/2011)	11.36% (Libor + 6.00%/S)	3/23/2006	10,000,000	10,000,000	$1.00	(3)

					52,500,000	52,500,000			6.65%

Aerospace & Defense
ILC Industries, Inc.	Industrial products provider	Junior secured loan ($12,000,000 par due 8/2012)	11.50%	6/27/2006	12,000,000	12,000,000	$1.00	(3)
		Junior secured loan ($3,000,000 par due 8/2012)	11.50%	6/27/2006	3,000,000	3,000,000	$1.00
Thermal Solutions LLC and TSI Group, Inc.	Thermal management and electronics packaging manufacturer	Senior secured loan ($3,225,625 par due 3/2012)	9.37% (Libor + 4.00%/Q)	3/28/2005	3,225,625	3,225,625	$1.00	(3)
		Senior secured loan ($8,125 par due 3/2012)	11.25% (Base Rate + 3.00%/D)	3/28/2005	8,125	8,125	$1.00	(3)
		Senior secured loan ($1,611,842 par due 3/2011)	9.02% (Libor + 3.50%/Q)	3/28/2005	1,611,842	1,611,849	$1.00	(3)
		Senior secured loan ($46,053 par due 3/2011)	10.75% (Base Rate + 2.50%/D)	3/28/2005	46,053	46,053	$1.00	(3)
		Senior subordinated notes ($3,126,808 par due 9/2012)	11.50% cash, 2.75% PIK	3/28/2005	3,137,948	3,126,808	$1.00	(2)(4)
		Senior subordinated notes ($2,548,751 par due 3/2013)	11.50% cash, 2.50% PIK	3/21/2006	2,548,752	2,548,752	$1.00	(2)(4)
		Preferred stock (53,900 shares)		3/28/2005	539,000	539,000	$10.00	(5)
		Common stock (1,100,000 shares)		3/28/2005	11,000	11,000	$0.01	(5)

					26,128,345	26,117,212			3.31%

Broadcasting and Cable
Patriot Media & Communications CNJ, LLC	Cable services	Junior secured loan ($5,000,000 par due 10/2013)	10.50% (Libor + 5.00%/S)	10/6/2005	5,000,000	5,000,000	$1.00	(3)
Pappas Telecasting Incorporated	Television broadcasting	Senior secured loan ($11,695,696 par due 2/2010)	14.73% (Libor + 4.48% cash, 5.00% PIK/Q)	3/1/2006	11,695,696	11,695,696	$1.00	(4) (3)
		Senior secured loan ($8,129,405 par due 2/2010)	14.73% (Libor + 4.48% cash, 5.00% PIK/Q)	3/1/2006	8,129,405	8,129,405	$1.00	(4)
		Senior secured loan ($369,212 par due 2/2010)	14.25% (Libor + 4.00% cash, 5.00% PIK/Q)	3/1/2006	369,212	369,212	$1.00	(4)
		Senior secured loan ($531,180 par due 2/2010)	14.25% (Libor + 4.00% cash, 5.00% PIK/Q)	3/1/2006	531,180	531,180	$1.00	(4) (3)

					25,725,493	25,725,493			3.26%

Consumer Products—Durable
Berkline/Benchcraft Holdings LLC	Furniture manufacturer and distributor	Junior secured loan ($5,000,000 par due 5/2012)	15.25% (Base Rate + 5.00%, 2.00%PIK/D)	11/3/2004	5,000,000	504,206	$0.10	(2)
		Preferred units (2,536 units)		10/8/2004	1,046,343	—	$—	(5)
		Warrants to purchase 483,020 units		10/8/2004	2,752,559	—	$—	(5)
Innovative Brands, LLC	Consumer products and personal care manufacturer	Senior Secured Loan ($13,000,000 par due 9/2011)	11.13%	10/12/2006	13,000,000	13,000,000	$1.00
		Senior Secured Loan ($12,000,000 par due 9/2011)	11.13%	10/12/2006	12,000,000	12,000,000	$1.00	(3)

					33,798,902	25,504,206			3.23%

Computers and Electronics
RedPrairie Corporation	Software manufacturer	Junior secured loan ($12,00,000 par due 1/2013)	11.87% (Libor + 6.50%/Q)	7/13/2006	12,000,000	12,000,000	$1.00	(3)
X-rite, Incorporated	Artwork software manufacturer	Junior secured loan ($10,000,000 par due 7/2013)	10.37% (Libor + 5.00%/Q)	7/6/2006	10,000,000	10,000,000	$1.00

					22,000,000	22,000,000			2.79%

Cargo Transport
The Kenan Advantage Group, Inc.	Fuel transportation provider	Senior subordinated notes ($9,198,136 par due 12/2013)	9.5% cash, 3.50% PIK	12/15/2005	9,198,136	9,198,136	$1.00	(4)
		Senior secured loan ($2,475,008 par due 12/2011)	8.36% (Libor + 3.00%/Q)	12/15/2005	2,475,008	2,475,008	$1.00	(3)
		Preferred stock (10,984 shares)		12/15/2005	1,098,400	1,098,400	$100.00	(5)
		Common stock (30,575 shares)		12/15/2005	30,575	30,575	$1.00	(5)

					12,802,119	12,802,119			1.62%

Farming and Agriculture
The GSI Group, Inc.	Agricultural equipment manufacturer	Senior notes ($10,000,000 par due 5/2013)	12.00%	5/11/2005	10,000,000	10,000,000	$1.00
		Common stock (7,500 shares)		5/12/2005	750,000	750,000	$100.00	(5)

					10,750,000	10,750,000			1.36%

Housing—Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,655,829 par due 3/2011)	13.00% cash, 2.00% PIK	10/8/2004	8,655,829	8,663,415	$1.01	(2) (4)
		Common stock (2,743 shares)		10/8/2004	752,888	752,888	$274.48	(5)
		Warrants to purchase (4,464 shares)		10/8/2004	652,503	652,503	$146.17	(5)

					10,061,220	10,068,806			1.28%

Total					$1,245,758,040	$1,235,821,836

(1)
We do not "Control" any of our portfolio companies, as defined in the Investment Company Act of 1940. In general, under the Investment Company Act, we would "Control" a portfolio company if we owned 25% or more of its voting securities. All of our portfolio company investments are subject to legal restriction on sales which as of December 31, 2006 represented 157% of the Company's net assets.

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

(5)
Non-income producing at December 31, 2006.

(6)
As defined in the Investment Company Act, we are an "Affiliate" of this portfolio company because we own 5% or more of the portfolio company's outstanding voting securities. Transactions during the period in which the issuer was an Affiliate are as follows:

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Other income	Net realized gains/losses	Net unrealized gains/losses
Abingdon Investments Limited	$9,032,978	$—	$—	$—	$—	$—	$—	$—
Daily Candy, Inc.	$30,000,000	$125,000	$—	$1,647,946	$250,000	$—	$—	$—
Firstlight Financial Corporation	$60,000,000	—	$—	—	$—	$—	$—	$—
Industrial Container Services, LLC	$23,754,739	$13,065,631	$—	$4,523,901	$350,000	$124,297	$—	$—
Making Memories Wholesale, Inc.	$—	$1,385,417	$—	$2,356,449	$—	$83,567	$—	$2,438,800
Primis Marketing Group Inc. and Primis Holdings, LLC	$14,000,000	$—	$—	$463,266	$200,000	$—	$—	$—
Equinox SMU Partners LLC and SMU Acquisition Corp.	$41,782,342	$20,025,000	$—	$2,061,440	$583,810	$19,219	$—	$—
Universal Trailer Corporation	$5,000,000	$7,528,880	$6,054,725	$176,732	$—	$3,125	$47,283	$3,440,585
(7)
As defined in the Investment Company Act, we are an "Affiliate" of this portfolio company because we own 5% or more of the portfolio company's outstanding voting securities. In addition, as defined in the Investment Company Act, we "Control" this portfolio company because we own more than 25% of the portfolio company's outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains/losses	Net unrealized gains/losses
Reflexite Corporation	$25,682,891	$—	$—	$1,458,918	$—	$242,148	$—	$—	$—
(8)
Non-U.S. company or principal place of business outside the U.S. and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

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

(11)
In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.50% on $24.2 million aggregate principal amount of the portfolio company's senior term debt previously syndicated by us.

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock			Accumulated Undistributed Net Investment Income	Accumulated Net Realized Gain on Sale of Investments	Net Unrealized (Depreciation) Appreciation of Investments
			Capital in Excess of Par Value				Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2004	11,066,767	$11,067	$159,602,706	$(136,415)	—	$230,947	$159,708,305
Issuance of common stock from add-on offerings (net of offering and underwriting costs)	26,575,000	26,575	397,373,747	—	—	—	397,400,322
Reimbursement of underwriting costspaid by the Investment Adviser (see Note 10)	—	—	(2,475,000)	—	—	—	(2,475,000)
Shares issued in connection with dividend reinvestment plan	267,717	268	4,691,101	—	—	—	4,691,369
Net increase in stockholders' equity resulting from operations	—	—	—	27,123,800	10,341,713	4,385,563	41,851,076
Dividend declared ($1.30 per share)	—	—	—	(26,987,385)	(4,576,488)		(31,563,873)

Balance at December 31, 2005	37,909,484	$37,910	$559,192,554	$—	$5,765,225	$4,616,510	$569,612,199

Issuance of common stock from add—on offerings (net of offering and underwriting costs)	13,511,250	13,511	211,739,152	—	—	—	211,752,663
Shares issued in connection with dividend reinvestment plan	615,793	616	10,701,634	—	—	—	10,702,250
Net increase in stockholders' equity resulting from operations	—	—	—	56,631,605	27,616,431	(14,552,714)	69,695,322
Dividend declared ($1.64 per share)	—	—	—	(56,631,605)	(15,697,425)	—	(72,329,030)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	3,559,233	7,038,469	(10,597,702)		—

Balance at December 31, 2006	52,036,527	$52,037	$785,192,573	$7,038,469	$7,086,529	$(9,936,204)	$789,433,404

Issuance of common stock from add—on offerings (net of offering and underwriting costs)	19,961,578	19,961	344,145,811	—	—	—	344,165,772
Shares issued in connection with dividend reinvestment plan	685,985	685	11,612,851	—	—	—	11,613,536
Net increase in stockholders' equity resulting from operations	—	—	—	94,949,048	6,544,492	(10,661,076)	90,832,464
Dividend declared ($1.66 per share)	—	—	—	(97,864,232)	(13,631,021)	—	(111,495,253)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(4,352,481)	2,881,530	1,470,951	—	—

Balance at December 31, 2007	72,684,090	$72,683	$1,136,598,754	$7,004,815	$1,470,951	$(20,597,280)	$1,124,549,923

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Continued)

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005
OPERATING ACTIVITIES:
Net increase in stockholders' equity resulting from operations	$90,832,464	$69,695,322	$41,851,076
Adjustments to reconcile net increase in stockholders' equity resulting from operations:
Net realized gains from investment and foreign currency transactions	(6,544,492)	(27,616,431)	(10,341,713)
Net unrealized gains (losses) from investment and foreign currency transactions	10,661,076	14,552,714	(4,385,563)
Net accretion of discount on securities	(1,265,884)	(673,276)	(85,899)
Increase in accrued payment-in-kind dividends and interest	(16,230,594)	(6,288,733)	(3,113,035)
Amortization of debt issuance costs	1,857,631	1,822,249	465,398
Depreciation	410,328	258,563	—
Proceeds from sale and redemption of investments	725,180,893	458,243,822	126,029,440
Purchases of investments	(1,311,301,216)	(1,033,015,858)	(498,798,732)
Changes in operating assets and liabilities:
Interest receivable	(13,609,386)	(4,293,006)	(4,687,603)
Other assets	(916,073)	(2,336,374)	(147,207)
Accounts payable and accrued expenses	(3,488,309)	805,270	(333,768)
Management and incentive fees payable	556,044	9,006,982	3,203,377
Interest and facility fees payable	2,724,855	1,730,656	217,754
Interest payable to the Investment Adviser	—	(154,078)	154,078

Net cash used in operating activities	(514,156,045)	(518,262,178)	(349,972,397)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	344,165,772	211,752,663	397,400,322
Borrowings on debt	713,349,857	977,000,000	123,500,000
Repayments on credit facility payable	(513,000,000)	(513,000,000)	(161,000,000)
Credit facility financing costs	(874,741)	(5,573,936)	(2,817,442)
Underwriting costs payable to the Investment Adviser	—	(2,475,000)	—
Dividends paid in cash	(99,881,717)	(74,516,005)	(17,303,309)

Net cash provided by financing activities	443,759,171	593,187,722	339,779,571

CHANGE IN CASH AND CASH EQUIVALENTS	(70,396,874)	74,925,544	(10,192,826)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	91,538,878	16,613,334	26,806,160

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,142,004	$91,538,878	$16,613,334

Supplemental Information:
Interest paid during the period	$31,752,272	$14,357,976	$638,204
Taxes paid during the period	$1,271,516	$4,519,317	$—
Dividends declared during the period	$111,495,253	$72,329,030	$31,563,873

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2007

1.     ORGANIZATION

        Ares Capital Corporation (the "Company" or "ARCC" or "we") is a specialty finance company that is a closed-end, non-diversified management investment company incorporated in Maryland. We have elected to be regulated as a business development company under the Investment Company Act of 1940 (the "Investment Company Act"). We were incorporated on April 16, 2004 and were initially funded on June 23, 2004. On October 8, 2004, we completed our initial public offering (the "IPO"). On the same date, we commenced substantial investment operations.

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

        We are externally managed by Ares Capital Management LLC (the "Investment Adviser"), an affiliate of Ares Management LLC ("Ares Management"), an independent international investment management firm that manages investment funds. Ares Operations LLC ("Ares Administration"), an affiliate of Ares Management, provides the administrative services necessary for us to operate pursuant to an amended and restated administration agreement (the "Administration Agreement").

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

  Investments

        Investment transactions are recorded on the trade date. Realized gains or losses are computed using the specific identification method. Investments for which market quotations are readily available are valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our board of directors based on the input of our management and audit committee. In addition, the board of directors currently receives input from independent valuation firms that have been engaged at the direction of the board to assist in the valuation of each portfolio investment at least once during a trailing 12 month period. The valuation process is conducted at the end of each fiscal quarter, with approximately a quarter of our valuations of portfolio companies without market quotations subject to review by an independent valuation firm each quarter. The types of factors that the board may take into account in determining the fair value of our investments include, as relevant, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

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

        With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

  •
  Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment in conjunction with our portfolio management team.

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

        Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management's judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. The Company may make exceptions to this if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2007, $20,687,268 aggregate principal amount of loans were placed on non-accrual status. As of December 31, 2006, $5,000,000 aggregate principal amount of loans were placed on non-accrual status.

  Payment-in-Kind Interest

        The Company has loans in its portfolio that contain a payment-in-kind ("PIK") provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company's status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. For the years ended December 31, 2007, 2006 and 2005, $16,230,594, $6,288,733 and $3,113,035, respectively, in PIK income were recorded.

  Capital Structuring Service Fees and Other Income

        The Company's Investment Adviser seeks to provide assistance to our portfolio companies in connection with the Company's investments and in return the Company may receive fees for capital structuring services. These fees are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Company's Investment Adviser provides vary by investment, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from multiple equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice, which concludes upon closing of the investment. Any services of the above nature subsequent to the closing would generally generate a separate fee payable to the Company. In certain instances where the Company is invited to participate as a co-lender in a transaction and does not provide significant services in connection with the investment, a portion of loan fees paid to the Company in such situations will be deferred and amortized over the estimated life of the loan. The Company's Investment Adviser may also take a seat on the board of directors of a portfolio company, or observe the meetings of the board of directors without taking a formal seat.

        Other income includes fees for asset management, consulting, loan guarantees, commitments and other services rendered by the Company to portfolio companies. Such fees are recognized as income when earned or the services are rendered.

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

        Results of operations based on changes in foreign exchange rates are separately disclosed in the statement of operations. Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuation and revaluations and future adverse political, social and economic developments which could cause investments in their markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

  Offering Expenses

        The Company's offering costs are charged against the proceeds from the equity offerings when received. For the year ended December 31, 2007, 2006 and 2005, the Company incurred approximately $900,000, $900,000 and $1,200,000 in offering costs, respectively.

  Debt Issuance Costs

        Debt issuance costs are being amortized over the life of the related credit facility using the straight line method, which closely approximates the effective yield method.

  Federal Income Taxes

        The Company has qualified and elected and intends to continue to qualify for the tax treatment applicable to RICs under Subchapter M of the Code and, among other things, has made and intends to continue to make the requisite distributions to its stockholders which will relieve the Company from Federal income taxes. In order to qualify as a RIC, among other factors, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year.

        Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended December 31, 2007, 2006 and 2005, provisions of approximately $100,000, $570,000 and $158,000, respectively, were recorded for Federal excise taxes. As of December 31, 2007, the entire $100,000 was unpaid and included in accounts payable on the accompanying consolidated balance sheet.

        Certain of our wholly owned subsidiaries are subject to Federal and state income taxes. For the year ended December 31, 2007, we recorded a tax benefit of approximately $900,000 for these subsidiaries. For the year ended December 31, 2006, we recorded a tax provision of $4.4 million, for these subsidiaries. For the year ended December 31, 2005, we recorded no provision for these subsidiaries.

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

  Fair Value of Financial Instruments

        The carrying value of the Company's financial instruments approximate fair value. The carrying value of interest and open trade receivables, accounts payable and accrued expenses, approximate fair value due to their short maturity. As of December 31, 2007, the CP Funding Facility (as defined in Note 8) had a fair value of approximately $84.4 million and a carrying value of $85.0 million. As of December 31, 2007, the Revolving Credit Facility (as defined in Note 8) had a fair value of approximately $279.1 million and a carrying value of $282.5 million. As of December 31, 2007, the CLO Notes (as defined in Note 8) had a fair value of approximately $260.6 million and a carrying value of $314.0 million. As of December 31, 2006, the fair value of the CP Funding Facility, Revolving Credit Facility and CLO Notes approximated the carrying value as the variable interest rates were considered to be at market.

3.     AGREEMENTS

        The Company is party to an investment advisory agreement (the "Advisory Agreement") with the Investment Adviser under which the Investment Adviser, subject to the overall supervision of our board of directors, provides investment advisory services to ARCC. For providing these services, the Investment Adviser receives a fee from us, consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.5% of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds). The base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters.

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

        For the year ended December 31, 2007, we incurred $23,530,805 in base management fees, $23,521,695 in incentive management fees related to pre-incentive fee net investment income and no incentive management fees related to realized capital gains. As of December 31, 2007, $13,041,060 was unpaid and included in "Management and incentive fees payable" in the accompanying consolidated balance sheet.

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

        We are also party to a separate administration agreement with Ares Administration under which Ares Administration furnishes us with office, equipment and clerical, bookkeeping and record keeping services at our office facilities. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Ares Administration's overhead in performing its obligations under the Administration Agreement, including our allocable portion of the cost of our officers and their respective staffs. Under the Administration Agreement, Ares Administration also performs or oversees the performance of our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Administration assists us in determining and publishing the net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administration Agreement may be terminated by either party without penalty upon 60-days' written notice to the other party.

        For the years ended December 31, 2007, 2006 and 2005, we incurred $997,470, $953,400 and $888,081 in administrative fees, respectively. As of December 31, 2007, $261,113 was unpaid and included in "Accounts payable and accrued expenses" in the accompanying consolidated balance sheet.

4.     EARNINGS PER SHARE

        The following information sets forth the computations of basic and diluted net increase in stockholders' equity per share resulting from the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Numerator for basic and diluted net increase in stockholders' equity resulting from operations per share:	$90,832,464	$69,695,322	$41,851,076
Denominator for basic and diluted net increase in stockholders' equity resulting from operations per share:	66,410,968	43,156,462	23,487,935
Basic and diluted net increase in stockholders' equity resulting from operations per share:	$1.37	$1.61	$1.78

5.     INVESTMENTS

        For the year ended December 31, 2007, the Company purchased (A) $895.9 million aggregate principal amount of senior term debt, (B) $177.9 million aggregate principal amount of senior subordinated debt, (C) $121.5 million of investments in equity securities, and (D) $56.0 million of investments in collateralized debt obligations.

        In addition, for the year ended December 31, 2007, (1) $227.1 million aggregate principal amount of senior term debt, (2) $62.9 million aggregate principal amount of senior subordinated debt and (3) $10.0 million of investments in senior notes were redeemed. Additionally, (A) $381.1 million aggregate principal amount of senior term debt, (B) $26.9 million aggregate principal amount of senior subordinated debt and (C) $10.6 million of investments in equity securities were sold.

        As of December 31, 2007, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$21,142,004	$21,142,004
Senior term debt	1,087,760,981	1,063,728,977
Senior subordinated debt	399,843,360	401,140,820
Equity securities	252,016,581	253,332,044
Collateralized debt obligations	56,000,000	56,000,000

Total	$1,816,762,926	$1,795,343,845

        As of December 31, 2006, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$91,538,878	$91,538,878
Senior term debt	796,857,471	791,677,723
Senior notes	10,000,000	10,000,000
Senior subordinated debt	299,881,314	299,877,755
Equity securities	139,019,255	134,266,358

Total	$1,337,296,918	$1,327,360,714

        The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt using the effective interest method.

        The industry and geographic compositions of the portfolio at fair value at December 31, 2007 and December 31, 2006 were as follows:

	December 31
	2007	2006
Industry
Health Care	17.1	14.4%
Financial	9.9	5.6
Business Services	8.5	4.7
Printing/Publishing/Media	7.3	9.5
Education	6.9	5.1
Retail	6.5	6.0
Beverage/Food/Tobacco	6.2	4.3
Other Services	5.8	7.5
Consumer Products	5.6	8.0
Environmental Services	4.9	5.4
Manufacturing	4.7	7.7
Restaurants	4.2	6.4
Containers/Packaging	2.7	6.7
Aerospace and Defense	2.5	2.1
Computers/Electronics	2.0	1.8
Health Clubs	1.9	—
Grocery	1.5	—
Cargo Transport	0.8	1.0
Homebuilding	0.5	0.8
Telecommunications	0.5	—
Broadcasting/Cable	—	2.1
Farming and Agriculture	—	0.9

Total	100.0%	100.0%

	December 31
	2007	2006
Geographic Region
Mid-Atlantic	22.9%	29.4%
Midwest	22.6	19.2
West	19.0	21.6
Southeast	18.3	21.3
International	12.7	2.8
Northeast	4.5	5.7

Total	100.0%	100.0%

6.     INCOME TAXES

        The following reconciles net increase in stockholders' equity resulting from operations to taxable income for the year ended December 31, 2007:

Net increase in stockholders' equity resulting from operations	$90,832,464
Net unrealized loss on investments transactions not taxable	10,661,076
Other income not currently taxable	(1,428,964)
Other taxable income	1,221,436
Expenses not currently deductible	18,124
Other deductible expenses	(73,414)

Taxable income before deductions for distributions	$101,230,722

        During the year ended December 31, 2007, as a result of permanent book-to-tax differences primarily due to the recharacterization of distributions, differences in the book and tax basis of investments sold, dividends paid by portfolio companies to the Company in excess of portfolio company earnings and nondeductible federal taxes, the Company increased accumulated undistributed net investment income by $2,881,530, increased accumulated net realized gain on sale of investments by $1,470,951 and decreased capital in excess of par value by $4,352,481. Aggregate stockholders' equity was not affected by this reclassification. As of December 31, 2007, the cost of investments for tax purposes was $1,795,463,560 resulting in a gross unrealized appreciation and depreciation of $55,305,246 and $76,566,965, respectively.

        For income tax purposes, distributions paid to stockholders are reported as ordinary income, non-taxable, capital gains, or a combination thereof. Dividends paid per common share for the year ended December 31, 2007 were taxable as follows (unaudited):

Ordinary income	$106,599,719
Capital gains	4,895,534
Return of capital	—

Total	$111,495,253

        The following reconciles net increase in stockholders' equity resulting from operations to taxable income for the year ended December 31, 2006:

Net increase in stockholders' equity resulting from operations	$69,695,322
Net unrealized gain on investments transactions not taxable	14,552,714
Other income not currently taxable	(24,661,430)
Other taxable income	16,256,585
Expenses not currently deductible	5,704,847
Other deductible expenses	(1,106,914)

Taxable income before deductions for distributions	$80,441,124

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

7.     COMMITMENTS AND CONTINGENCIES

        As of December 31, 2007, the Company had committed to make a total of approximately $323.6 million of investments in various revolving senior secured loans. As of December 31, 2007, $244.4 million was unfunded. Included within the $323.6 million commitment in revolving secured loans is a commitment to issue up to $11.0 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. As of December 31, 2007, the Company had $8.8 million in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability. Of these letters of credit, $1.3 million expire on June 10, 2013, $500,000 expire on August 31, 2010, $4.6 million expire on February 28, 2009 and $2.4 million expire on September 30, 2008. These letters of credit may be extended under substantially similar terms for additional one-year terms at the Company's option until the Revolving Credit Facility, under which the letters of credit were issued, matures on December 28, 2010.

        As of December 31, 2007, the Company was subject to subscription agreements to fund up to $111.8 million of equity commitments, substantially all at the discretion of the Company in private equity investment partnerships. As of December 31, 2007, $1.3 million was funded to these partnerships.

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

        As of December 31, 2006, the Company was subject to a subscription agreement to fund up to $10.0 million of equity commitments, substantially all at the discretion of the Company in private equity investment partnerships. As of December 31, 2006, $225,000 was funded to these partnerships.

        We intend to fund these commitments and prospective investment opportunities with existing cash, through cash flow from operations before new investments, through borrowings under our Facilities or other long-term debt agreements, or through the sale or issuance of new equity capital.

8.     BORROWINGS

        In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing.

        Our debt obligations consisted of the following as of December 31, 2007 and 2006 (in millions):

	December 31, 2007	December 31, 2006
Revolving Credit Facility	$282.5	$193.0
CP Funding Facility	85.0	15.0
Debt Securitization	314.0	314.0

Total	$681.5	$522.0

        The weighted average interest rate of all our debt obligations as of December 31, 2007 and December 31, 2006 was 5.66% and 6.06%, respectively.

  CP Funding Facility

        On October 29, 2004, we formed Ares Capital CP Funding LLC ("Ares Capital CP"), a wholly owned subsidiary of the Company, through which we established a revolving credit facility (the "CP Funding Facility"). On November 3, 2004 (the "Facility Effective Date"), we entered into the CP Funding Facility that, as amended, allows Ares Capital CP to issue up to $350.0 million of variable funding certificates ("VFC"). As part of the CP Funding Facility, we are subject to limitations as to how borrowed funds may be used including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of VFC that we may issue from time to time. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early amortization of the CP Funding Facility and limit further advances under the CP Funding Facility and in some cases could be an event of default. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the CP Funding Facility. As of December 31, 2007, there was $85.0 million outstanding under the CP Funding Facility and the Company continues to be in compliance with all of the limitations and requirements of the CP Funding Facility. As of December 31, 2006, there was $15.0 million outstanding under the CP Funding Facility.

        The CP Funding Facility is scheduled to expire on October 8, 2008 and is secured by all of the assets held by Ares Capital CP, which as of December 31, 2007 consisted of 20 investments. At expiration, at our election, any principal amounts then outstanding will be amortized over a 24-month period from the termination date. Under the terms of the CP Funding Facility, we were required to pay a renewal fee of 0.375% of the total amount available for borrowing on or around each November 3rd of the first two years of the CP Funding Facility.

        The interest charged on the VFC is based on the commercial paper rate plus 1.00%. The interest charged on the VFC is payable quarterly. As of December 31, 2007 the commercial paper rate was

5.1147%, and as of December 31, 2006 the commercial paper rate was 5.3481%. For the years ended December 31, 2007, 2006 and 2005, the average interest rates (i.e. commercial paper rate plus the spread) were 6.12%, 5.80% and 4.26%, respectively. For the years ended December 31, 2007, 2006 and 2005, the average outstanding balances were $88,295,890, $45,620,822 and $17,939,726, respectively.

        For the years ended December 31, 2007, 2006 and 2005 the interest expense incurred was $5,483,383, $2,615,244 and $799,307, respectively. Cash paid for interest expense during the years ended December 31, 2007, 2006 and 2005 were $4,284,927, $2,603,286 and $638,204, respectively.

        The Company is also required to pay a commitment fee for any unused portion of the CP Funding Facility. Initially, the commitment fee was 0.175% per annum. On April 8, 2005 the CP Funding Facility was amended pursuant to which among other things, the commitment fee was temporarily reduced to 0.11% per annum until the earlier of (a) the date the total borrowings outstanding exceed $150.0 million or (b) October 3, 2005, after which the commitment fee was 0.175% per annum. On November 14, 2005 the CP Funding Facility was further amended pursuant to which among other things, the commitment fee was reduced to 0.10% per annum prior to the first time that the borrowings outstanding under the CP Funding Facility equal or exceed $200.0 million and 0.125% per annum on and after the first time that the borrowings outstanding under the CP Funding Facility exceed $200.0 million. On July 13, 2006 the CP Funding Facility was further amended pursuant to which, among other things, the commitment fee was increased to 0.125% per annum calculated based on an amount equal to $200.0 million less the borrowings outstanding under the CP Funding Facility. As soon as the borrowings outstanding under the CP Funding Facility equal or exceed $200.0 million, the fee is calculated based on an amount equal to $350.0 million less the borrowings outstanding under the CP Funding Facility. For the years ended December 31, 2007, 2006 and 2005, the commitment fees incurred were $141,326, $260,355 and $257,800, respectively.

  Revolving Credit Facility

        In December 2005, we entered into a senior secured revolving credit facility (the "Revolving Credit Facility") under which, as amended, the lenders have agreed to extend credit to the Company in an aggregate principal amount not exceeding $510.0 million at any one time outstanding. The Revolving Credit Facility expires on December 28, 2010 and with certain exceptions is secured by substantially all of the assets in our portfolio (other than investments held by Ares Capital CP under the CP Funding Facility and those held as a part of the Debt Securitization, discussed below) which as of December 31, 2007 consisted of 148 investments. Under the Revolving Credit Facility, we have made certain representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders' equity, (e) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries, of not less than 2.0:1.0, (f) maintaining minimum liquidity, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and its subsidiaries.

        In addition to the asset coverage ratio described above, borrowings under the Revolving Credit Facility (and the incurrence of certain other permitted debt) will be subject to compliance with a borrowing base that will apply different advance rates to different types of assets in our portfolio. The Revolving Credit Facility also includes an "accordion" feature that allows us to increase the size of the Revolving Credit Facility to a maximum of $765.0 million under certain circumstances. The Revolving Credit Facility also includes usual and customary events of default for senior secured revolving credit facilities of this nature. As of December 31, 2007, there was $282.5 million outstanding under the Revolving Credit Facility and the Company continues to be in compliance with all of the limitations and requirements of the Revolving Credit Facility. As of December 31, 2006, there was $193.0 million outstanding under the Revolving Credit Facility.

        The interest charged under the Revolving Credit Facility is generally based on LIBOR (one, two, three or six month) plus 1.00%. As of December 31, 2007, the one, two, three and six month LIBOR were 4.60%,4.65%,4.70% and 4.60%, respectively. For the year ended December 31, 2007 the average interest rate was 6.50%, the average outstanding balance was $177,525,531, the interest expense incurred was $11,531,970 and the cash paid for interest expense was $9,917,577. As of December 31, 2006, the one, two, three and six month LIBOR were 5.32%, 5.35%, 5.36% and 5.37%, respectively. For the year ended December 31, 2006 the average interest rate was 6.44%, the average outstanding balance was $89,021,918, the interest expense incurred was $5,732,028 and the cash paid for interest expense was $4,518,853. The Company is also required to pay a commitment fee of 0.20% for any unused portion of the Revolving Credit Facility. For the years ended December 31, 2007, 2006 and 2005, the commitment fees incurred were $303,777, $317,549 and $5,555, respectively.

        The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. As of December 31, 2007, the Company had $11.4 million in standby letters of credit issued through the Revolving Credit Facility. As of December 31, 2006, the Company had $3.7 million in standby letters of credit issued through the Revolving Credit Facility.

        As of December 31, 2007, the Company had a non-U.S. borrowing on the Revolving Credit Facility denominated in Canadian dollars. Unrealized appreciation on this borrowing was $821,801.

  Debt Securitization

        On July 7, 2006, through our wholly owned subsidiary, ARCC CLO 2006 LLC ("ARCC CLO"), we completed a $400.0 million debt securitization (the "Debt Securitization") and issued approximately $314.0 million principal amount of asset-backed notes (including $50.0 million revolving notes, all of which were drawn down as of December 31, 2007) (the "CLO Notes") to third parties that were secured by a pool of middle market loans that have been purchased or originated by the Company. The CLO Notes are included in the December 31, 2007 consolidated balance sheet. We retained approximately $86.0 million of certain BBB and non-rated securities in the Debt Securitization (the "Retained Notes"). The CLO Notes mature on December 20, 2019, and, as of December 31, 2007, there is $314.0 million outstanding under the Debt Securitization (excluding the Retained Notes). The blended pricing of the CLO Notes, excluding fees, is approximately 3-month LIBOR plus 34 basis points.

        The classes, amounts, ratings and interest rates (expressed as a spread to LIBOR) of the CLO Notes are:

Class	Amount (millions)		Rating (S&P/Moody's)	LIBOR Spread (basis points)
A-1A	$75		AAA/Aaa	25
A-1A VFN	50	(1)	AAA/Aaa	28
A-1B	14		AAA/Aaa	37
A-2A	75		AAA/Aaa	22
A-2B	33		AAA/Aaa	35
B	23		AA/Aa2	43
C	44		A/A2	70

Total	$314

    (1)
    Revolving class, all of which was drawn as of December 31, 2007.

        During the first five years from the closing date, principal collections received on the underlying collateral may be used to purchase new collateral, allowing us to maintain the initial leverage in the securitization for the entire five-year period. Under the terms of the securitization, up to 15% of the collateral may be subordinated loans that are neither first nor second lien loans.

        The Class A-1A VFN Notes are a revolving class of secured notes and allow us to borrow and repay AAA/Aaa financing over the initial five-year period thereby providing more efficiency in funding costs. All of the notes are secured by the assets of ARCC Commercial Loan Trust 2006, including commercial loans totaling $308.1 million as of the closing date, which were sold to the trust by the Company, the originator and servicer of the assets. As of December 31, 2007, there were 71 investments securing the notes. Additional commercial loans have been purchased by the trust from the Company primarily using the proceeds from the Class A-1A VFN Notes. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

        The interest charged under the Debt Securitization is based on 3-month LIBOR which as of December 31, 2007 was 4.70% and as of December 31, 2006 was 5.36%. For the years ended December 31, 2007 and 2006, the effective average interest rates were 5.82% and 5.99%, respectively. For the years ended December 31, 2007 and 2006, we incurred $17,527,928 and $7,714,178 of interest expense, respectively. For the years ended December 31, 2007 and 2006, the cash paid for interest was $17,513,031 and $7,235,837, respectively. The Company is also required to pay a commitment fee of 0.175% for any unused portion of the Class A-1A VFN Notes. For the years ended December 31, 2007 and 2006, the commitment fees incurred were $22,639 and $42,063 on these notes.

9.     DERIVATIVE INSTRUMENTS

        In 2005, we entered into a costless collar agreement in order to manage the exposure to changing interest rates related to the Company's fixed rate investments. The costless collar agreement is for a notional amount of $20 million, has a cap of 6.5%, a floor of 2.72% and matures in 2008. The costless collar agreement allows us to receive an interest payment for any quarterly period when the 3-month LIBOR exceeds 6.5%, and requires us to pay an interest payment for any quarterly period when the 3-month LIBOR is less than 2.72%. The costless collar resets quarterly based on the 3-month LIBOR. As of December 31, 2007, the 3-month LIBOR was 4.70% and as of December 31, 2006, the 3-month LIBOR was 5.36%. As of December 31, 2007 and December 31, 2006 these derivatives had no fair value.

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

        In accordance with the Advisory Agreement, we bear all costs and expenses of the operation of the Company and reimburse the Investment Adviser for all such costs and expenses incurred in the operation of the Company. For the years ended December 31, 2007, 2006 and 2005 the Investment Adviser incurred such expenses totaling $1,984,846, $853,435 and $243,377, respectively. As of December 31, 2007, $215,944 was unpaid and such payable is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

        During 2006, we entered into a sublease agreement with Ares Management, whereby Ares Management subleases approximately 25% of the office facilities that we lease, for a fixed rent equal to 25% of the basic annual rent payable by us under our lease, plus certain additional costs and expenses. For the years ended December 31, 2007 and 2006, such amounts payable to the Company totaled $269,410 and $92,807, respectively.

        As of December 31, 2007, Ares Management, of which the Investment Adviser is a wholly owned subsidiary, owned 1,216,667 shares of the Company's common stock representing approximately 1.7% of the total shares outstanding as of December 31, 2007.

        See Notes 3 and 11 for a description of other related party transactions.

11.   INVESTMENT IN IVY HILL MIDDLE MARKET CREDIT FUND LTD.

        On November 19, 2007, we established a middle market credit fund, Ivy Hill Middle Market Credit Fund, Ltd. ("Ivy Hill"), which is managed by Ivy Hill Asset Management, L.P. in exchange for a 0.50% management fee on the average total assets of Ivy Hill. For the year ended December 31, 2007, $45,000 in management fees were earned. Ivy Hill primarily invests in first and second lien bank debt of middle market companies. Ivy Hill was initially funded with $404.0 million of capital including a $56.0 million investment by the Company consisting of $40.0 million of Class B notes and $16.0 million of subordinated notes.

        Ivy Hill purchased $133.0 million of investments from the Company in the fourth quarter of 2007 and may from time to time, buy additional loans from the Company. There was no gain or loss recognized by the Company on these transactions.

12.   STOCKHOLDERS' EQUITY

        The following table summarizes the total shares issued and proceeds we received net of underwriting and offering costs for the years ended December 31, 2007, 2006 and 2005 (in millions, except per share amounts):

	Shares issued	Offering price per share	Proceeds net of underwriting and offering costs
August 2007 public offering	2.6	$16.30	$42.3
April 2007 public offering	15.5	$17.97	267.2
February 2007 public offering	1.4	$19.95	27.2
Underwriters over-allotment option related to December 2006 public offering	0.4	$18.50	7.5

Total for the year ended December 31, 2007	20.0		$344.2
December 2006 public offering	2.7	$18.50	49.8
July 2006 public offering	10.8	$15.67	162.0

Total for the year ended December 31, 2006	13.5		$211.8
October 2005 public offering	14.5	$15.46	213.5
March 2005 public offering	12.1	$16.00	183.9

Total for the year ended December 31, 2005	26.6		$397.4

13.   DIVIDEND

        The following table summarizes our dividends declared during 2007, 2006 and 2005 (in millions, except per share amount):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount
March 8, 2007	March 19, 2007	March 30, 2007	$0.41	$22.1
May 10, 2007	June 15, 2007	June 30, 2007	$0.41	28.5
August 9, 2007	September 14, 2007	September 28, 2007	$0.42	30.4
November 8, 2007	December 14, 2007	December 31, 2007	$0.42	30.5

Total declared for 2007			$1.66	$111.5

February 28, 2006	March 24, 2006	April 14, 2006	$0.36	$13.7
May 8, 2006	June 15, 2006	June 30, 2006	$0.38	14.5
August 9, 2006	September 15, 2006	September 29, 2006	$0.40	19.6
November 8, 2006	December 15, 2006	December 29, 2006	$0.40	20.8
November 8, 2006	December 15, 2006	December 29, 2006	$0.10	5.2

Total declared for 2006			$1.64	$73.8

February 23, 2005	March 7, 2005	April 15, 2005	$0.30	$3.3
June 20, 2005	June 30, 2005	July 15, 2005	$0.32	7.4
September 6, 2005	September 16, 2005	September 30, 2005	$0.34	7.9
December 12, 2005	December 22, 2005	January 17, 2006	$0.34	12.9

Total declared for 2005			$1.30	$31.50

        During 2007, as part of the Company's dividend reinvestment plan for our common stockholders, we purchased 237,686 shares of our common stock for $3.6 million in the open market in order to satisfy the reinvestment portion of our dividends.

14.   FINANCIAL HIGHLIGHTS

        The following is a schedule of financial highlights as of and for the years ended December 31, 2007, 2006 and 2005:

Per Share Data:	As of and for the year ended December 31, 2007	As of and for the year ended December 31, 2006	As of and for the year ended December 31, 2005
Net asset value, beginning of period(1)	$15.17	$15.03	$14.43
Issuance of common stock	0.59	0.20	0.39
Effect of antidilution	—	(0.03)	(0.16)
Underwriting costs (reimbursed to)/paid by the Investment Adviser (see Note 10)(2)	—	—	(0.11)
Net investment income for period(2)	1.43	1.31	1.15
Net realized and unrealized gains for period(2)	(0.06)	0.30	0.63

Net increase in stockholders' equity	1.37	1.61	1.90
Distributions from net investment income	(1.43)	(1.31)	(1.15)
Distributions from net realized capital gains on securities	(0.23)	(0.33)	(0.15)

Total distributions	(1.66)	(1.64)	(1.30)
Net asset value at end of period(1)	$15.47	$15.17	$15.03

Per share market value at end of period	$14.63	$19.11	$16.07
Total return based on market value(3)	(14.76)%	29.12%	(10.60)%
Total return based on net asset value(4)	8.98%	10.73%	12.04%
Shares outstanding at end of period	72,684,090	52,036,527	37,909,484
Ratio/Supplemental Data:
Net assets at end of period	$1,124,549,923	$789,433,404	$569,612,199
Ratio of operating expenses to average net assets(5)(6)	9.12%	8.84%	4.11%
Ratio of net investment income to average net assets(5)(7)	9.14%	9.19%	7.56%
Portfolio turnover rate(5)	30%	49%	34%

(1)
The net assets used equals the total stockholders' equity on the consolidated balance sheets.

(2)
Weighted average basic per share data.

(3)
For the year ended December 31, 2007, the total return based on market value for the year ended December 31, 2007 equals the increase of the ending market value at December 31, 2007 of $14.63 per share over the ending market value at December 31, 2006 of $19.11 per share plus the declared dividends of $1.66 per share for the year ended December 31, 2007, divided by the market value at December 31, 2006. For the year ended December 31, 2006, the total return based on market value for the year ended December 31, 2006 equals the increase of the ending market value at December 31, 2006 of $19.11 per share over the ending market value at December 31, 2005 of $16.07 per share plus the declared dividends of $1.64 per share for the year ended December 31, 2006, divided by the market value at December 31, 2005. For the year ended December 31, 2005, the total return based on market value equals the decrease of the ending market value at December 31, 2005 of $16.07 per share over the ending market value at December 31, 2004 of $19.43, plus the declared dividends of $1.30 per share for the year ended December 31, 2005, divided by the market value at December 31, 2004. Total return based on market value is not annualized.

(4)
For the year ended December 31, 2007, the total return based on net asset value equals the change in net asset value during the period plus the declared dividends of $1.66 per share for the year ended December 31, 2007 divided by the beginning net asset value for the period. For the year ended December 31, 2006, the total return based on net asset value equals the change in net asset value during the period plus the declared dividends of $1.64 per share for the year ended December 31, 2006 divided by the beginning net asset value for the period. For the year ended December 31, 2005, the total return based on net asset value equals the change in net asset value during the period plus the declared dividends of $1.30 per share for the year ended

  December 31, 2005, divided by the beginning net asset value during the period. These calculations were adjusted for shares issued in connection with dividend reinvestment plan, the issuances of common stock in connection with any add-on equity offerings and the reimbursement of underwriting costs paid by the Investment Adviser. Total return based on net asset value is not annualized.

(5)
The ratios reflect an annualized amount.

(6)
For the year ended December 31, 2007, the ratio of operating expenses to average net assets consisted of 2.27% of base management fees, 2.26% of incentive management fees, 3.55% of the cost of borrowing and other operating expenses of 1.04%. For the year ended December 31, 2006, the ratio of operating expenses to average net assets consisted of 2.06% of base management fees, 2.95% of incentive management fees, 2.81% of the cost of borrowing and other operating expenses of 1.02%. For the year ended December 31, 2005, the ratio of operating expenses to average net assets consisted of 1.44% of base management fees, 1.17% of incentive management fees, 0.43% of the cost of borrowing and other operating expenses of 1.07%. These ratios reflect annualized amounts.

(7)
The ratio of net investment income to average net assets excludes income taxes related to realized gains.

15.   IMPACT OF NEW ACCOUNTING STANDARDS

        In July 2006, the Financial Accounting Standards Board ("FASB") released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48"). FIN 48 provides guidance on how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the current year. FASB required adoption of FIN 48 for fiscal years beginning after December 15, 2006, and FIN 48 is to be applied to all open tax years as of the effective date. However, on December 22, 2006, the SEC delayed the required implementation date of FIN 48 for business development companies until March 31, 2007. The Company has evaluated the implications of FIN 48 and determined that there is no material impact on the consolidated financial statements.

        In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently analyzing the effect of adoption of this statement on its consolidated financial position, including its net asset value, and results of operations. The Company will adopt this statement on a prospective basis for the quarter ending March 31, 2008. Adoption of this statement could have a material effect on our consolidated financial statement, including our net asset value. However, the actual impact on our consolidated financial statements in the period of adoption and subsequent to the period of adoption cannot be determined at this time as it will be influenced by the estimates of fair value for that period and the number and amount of investments we originate, acquire or exit.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company's choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Company has evaluated the implications of SFAS No. 159, and determined that there is no material impact in the consolidated financial statements.

16.   SELECTED QUARTERLY DATA (Unaudited)

	2007
	Q4	Q3	Q2	Q1
Total Investment Income	$53,827,853	$47,931,434	$47,398,918	$39,715,023
Net investment income before net realized and unrealized gain (losses) and incentive compensation	$33,676,925	$29,874,849	$31,219,979	$23,698,990
Incentive compensation	$6,572,514	$5,966,011	$6,228,506	$4,754,664
Net investment income before net realized and unrealized gain (losses)	$27,104,411	$23,908,838	$24,991,473	$18,944,326
Net realized and unrealized gains (losses)	$(16,352,581)	$(984,364)	$8,575,860	$4,644,501
Net increase in stockholders' equity resulting from operations	$10,751,830	$22,924,474	$33,567,333	$23,588,827
Basic and diluted earnings per common share	$0.15	$0.32	$0.49	$0.44
Net asset value per share as of the end of the quarter	$15.47	$15.74	$15.84	$15.34

	2006
	Q4	Q3	Q2	Q1
Total Investment Income	$37,508,058	$31,831,794	$30,489,751	$20,191,305
Net investment income before net realized and unrealized gain (losses) and incentive compensation	$23,508,149	$21,792,136	$16,233,294	$14,614,419
Incentive compensation	$5,188,969	$4,464,141	$6,940,399	$2,922,884
Net investment income before net realized and unrealized gain (losses)	$18,319,180	$17,327,995	$9,292,895	$11,691,535
Net realized and unrealized gain (losses)	$2,699,307	$813,127	$7,399,785	$2,151,498
Net increase in stockholders' equity resulting from operations	$21,018,487	$18,141,122	$16,692,680	$13,843,033
Basic and diluted earnings per common share	$0.42	$0.39	$0.44	$0.36
Net asset value per share as of the end of the quarter	$15.17	$15.06	$15.10	$15.03

	2005
	Q4	Q3	Q2	Q1
Total Investment Income	$14,890,281	$11,607,989	$9,601,615	$5,750,592
Net investment income before net realized and unrealized gain (losses) and incentive compensation	$11,071,081	$8,887,631	$7,567,053	$3,800,113
Incentive compensation	$(510,478)	$2,643,353	$1,798,919	$270,284
Net investment income before net realized and unrealized gain (losses)	$11,581,559	$6,244,278	$5,768,134	$3,529,829
Net realized and unrealized gain (losses)	$4,281,465	$3,637,612	$1,834,122	$4,974,077
Net increase in stockholders' equity resulting from operations	$15,863,024	$9,881,890	$7,602,256	$8,503,906
Basic and diluted earnings per common share	$0.45	$0.42	$0.33	$0.69
Net asset value per share as of the end of the quarter	$15.03	$15.08	$14.97	$14.96

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES CAPITAL CORPORATION
By:	/s/ MICHAEL J. AROUGHETI Michael J. Arougheti President
Dated: February 28, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ MICHAEL J. AROUGHETI Michael J. Arougheti President (principal executive officer) Dated: February 28, 2008
By:	/s/ RICHARD S. DAVIS Richard S. Davis Chief Financial Officer (principal financial and accounting officer) Dated: February 28, 2008
By:	/s/ DOUGLAS E. COLTHARP Douglas E. Coltharp Director Dated: February 28, 2008
By:	/s/ FRANK E. O'BRYAN Frank E. O'Bryan Director Dated: February 28, 2008
By:	/s/ ROBERT L. ROSEN Robert L. Rosen Director Dated: February 28, 2008
By:	/s/ BENNETT ROSENTHAL Bennett Rosenthal Director Dated: February 28, 2008
By:	/s/ ERIC B. SIEGEL Eric B. Siegel Director Dated: February 28, 2008

QuickLinks

PART I
  Item 1. Business
FORWARD-LOOKING STATEMENTS
  Item 1A. Risk Factors
RISK FACTORS THAT MAY AFFECT FUTURE RESULTS
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission Of Matters To A Vote Of Security Holders
PART II
  Item 5. Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities
PRICE RANGE OF COMMON STOCK
HOLDERS
DIVIDEND POLICY
RECENT SALES OF UNREGISTERED SECURITIES
ISSUER PURCHASES OF EQUITY SECURITIES
COMPARISON OF CUMULATIVE TOTAL RETURN AMONG ARES CAPITAL CORPORATION, S&P 500 AND S&P SPECIALIZED FINANCE INDEX
  Item 6. Selected Consolidated Financial Data
ARES CAPITAL CORPORATION AND SUBSIDIARIES SELECTED FINANCIAL DATA As of and For the Years Ended December 31, 2007, 2006 and 2005 and As of and For the Period June 23, 2004 (inception) Through December 31, 2004
  Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
  Item 7A. Quantitative And Qualitative Disclosures About Market Risk
  Item 8. Financial Statements And Supplementary Data
  Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
  Item 9A. Controls And Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers And Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters
  Item 13. Certain Relationships And Related Transactions, And Director Independence
  Item 14. Principal Accountant Fees And Services
PART IV
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
ARES CAPITAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
ARES CAPITAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS
ARES CAPITAL CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS As of December 31, 2007
ARES CAPITAL CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS As of December 31, 2006
ARES CAPITAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
ARES CAPITAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS
ARES CAPITAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2007
SIGNATURES