Form 10-Q
period 2008-03-31
ARES CAPITAL CORP
filed 2008-05-08
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Non-accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2008
Common stock, $0.001 par value	97,152,820

ARES CAPITAL CORPORATION

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share data)

	As of
	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Investments at fair value (amortized cost of $1,973,112 and $1,795,621, respectively)
Non-controlled/non-affiliate investments	$1,275,286	$1,167,200
Non-controlled affiliate company investments	456,718	430,371
Controlled affiliate company investments	202,298	176,631
Total investments at fair value	1,934,302	1,774,202
Cash and cash equivalents	25,054	21,142
Receivable for open trades	975	1,343
Interest receivable	27,247	23,730
Other assets	8,784	8,988
Total assets	$1,996,362	$1,829,405
LIABILITIES
Debt	$865,643	$681,528
Payable for open trades	971	—
Accounts payable and accrued expenses	5,905	5,516
Management and incentive fees payable	13,580	13,041
Interest and facility fees payable	4,152	4,769
Total liabilities	$890,251	$704,854
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Common stock, par value $.001 per share, 200,000,000 and 100,000,000 common shares authorized, respectively, 72,924,790 and 72,684,090 common shares issued and outstanding, respectively	73	73
Capital in excess of par value	1,139,521	1,136,599
Accumulated undistributed net investment income	4,120	7,005
Accumulated net realized gain on sale of investments	—	1,471
Net unrealized loss on investments and foreign currencies	(37,603)	(20,597)
Total stockholders’ equity	1,106,111	1,124,551
Total liabilities and stockholders’ equity	$1,996,362	$1,829,405
NET ASSETS PER SHARE	$15.17	$15.47

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(dollar amounts in thousands, except per share data)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
	(unaudited)	(unaudited)
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest from investments	$34,919	$29,976
Capital structuring service fees	2,725	4,285
Interest from cash & cash equivalents	548	821
Dividend income	496	375
Other income	825	152
Total investment income from non-controlled/non-affiliate company investments	39,513	35,609

From non-controlled affiliate company investments:
Interest from investments	8,546	3,487
Capital structuring service fees	1,095	38
Dividend income	48	—
Other income	241	228
Total investment income from non-controlled affiliate company investments	9,930	3,753

From controlled affiliate company investments:
Interest from investments	2,422	353
Capital structuring service fees	100	—
Other income	242	—
Total investment income from controlled affiliate company investments	2,764	353

Total investment income	52,207	39,715

EXPENSES:
Interest and credit facility fees	9,923	8,549
Base management fees	7,087	5,089
Incentive management fees	6,493	4,755
Professional fees	1,218	966
Insurance	277	265
Administrative	535	210
Depreciation	102	101
Directors fees	74	65
Other	847	761
Total expenses	26,556	20,761

NET INVESTMENT INCOME BEFORE INCOME TAXES	25,651	18,954

Income tax expense (benefit), including excise tax	(322)	10

NET INVESTMENT INCOME	25,973	18,944

REALIZED AND UNREALIZED NET GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCIES:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	207	269
Non-controlled affiliate company investments	—	—
Controlled affiliate company investments	—	90
Foreign currency transactions	(8)	—
Net realized gains	199	359

Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	(18,604)	(2,092)
Non-controlled affiliate company investments	(10,742)	5,300
Controlled affiliate company investments	12,333	1,078
Foreign currency transactions	7	—
Net unrealized gains (losses)	(17,006)	4,286

Net realized and unrealized gains (losses) from investments and foreign currencies	(16,807)	4,645

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$9,166	$23,589

BASIC EARNINGS PER COMMON SHARE (see Note 4)	$0.13	$0.44

DILUTED EARNINGS PER COMMON SHARE (see Note 4)	$0.12	$0.44

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING – BASIC (see Note 4)	72,684,090	53,178,927

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING – DILUTED (see Note 4)	74,547,785	53,178,927

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2008 (unaudited)

(dollar amounts in thousands, except per unit data)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Healthcare— Services
American Renal Associates, Inc.	Dialysis provider	Senior secured loan ($1,967 par due 12/2010)	5.86% (Libor+ 3.25%/Q)	12/14/05	$1,967	$1,967	$1.00	(3)
		Senior secured loan ($164 par due 12/2011)	8.50% (Base Rate + 3.25%/D)	12/14/05	164	164	$1.00	(3)
		Senior secured loan ($33 par due 12/2010)	7.00% (Base Rate + 1.75%/D)	12/14/05	33	33	$1.00	(3)
		Senior secured loan ($5,738 par due 12/2011)	5.86% (Libor+ 3.25%/Q)	12/14/05	5,738	5,738	$1.00	(3)
		Senior secured loan ($46 par due 12/2011)	7.00% (Base Rate + 1.75%/D)	12/14/05	46	46	$1.00	(3)
		Senior secured loan ($262 par due 12/2011)	5.86% (Libor+ 3.25%/Q)	12/14/05	262	262	$1.00	(3)
		Senior secured loan ($2,620 par due 12/2011)	7.98% (Libor + 3.25% /Q)	12/14/05	2,620	2,620	$1.00	(3)

Capella Healthcare, Inc.	Acute care hospital operator	Junior secured loan ($65,000 par due 2/2016)	13.00%	2/29/08	65,000	65,000	$1.00
		Junior secured loan ($30,000 par due 2/2016)	13.00%	2/29/08	30,000	30,000	$1.00	(2)

CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC (6)	Healthcare analysis services	Senior secured revolving loan ($810 par due 3/2012)	7.98% (Libor + 5.00%/Q)	6/15/07	810	810	$1.00
		Senior secured revolving loan ($810 par due 3/2012)	9.65% (Libor + 5.00%/S)	6/15/07	810	810	$1.00
		Senior secured revolving loan ($810 par due 3/2012)	8.08% (Libor + 5.00%/Q)	6/15/07	810	810	$1.00
		Senior secured loan ($13,833 par due 3/2012)	9.65% (Libor + 5.00%/S)	6/15/07	13,800	13,142	$0.95
		Senior secured loan ($4,000 par due 3/2012)	9.65% (Libor + 5.00%/S)	6/15/07	4,000	3,800	$0.95	(3)
		Senior secured loan ($6,787 par due 3/2012)	7.98% (Libor + 5.00%/Q)	6/15/07	6,771	6,448	$0.95
		Senior secured loan ($1,963 par due 3/2012)	7.98% (Libor + 5.00%/Q)	6/15/07	1,963	1,864	$0.95	(3)
		Senior secured loan ($10,375 par due 3/2012)	8.08% (Libor + 5.00%/Q)	6/15/07	10,325	9,856	$0.95
		Senior secured loan ($3,000 par due 3/2012)	8.08% (Libor + 5.00%/Q)	6/15/07	3,000	2,850	$0.95	(3)
		Senior secured loan ($10,245 par due 3/2012)	7.78% (Libor + 5.00%/A)	6/15/07	10,245	9,733	$0.95
		Senior secured loan ($2,963 par due 3/2012)	7.78% (Libor + 5.00%/A)	6/15/07	2,963	2,814	$0.95	(3)
		Preferred stock (6,000 shares)		6/15/07	6,000	6,000	$1,000.00	(5)
		Common stock (9,679 shares)		6/15/07	4,000	4,000	$413.27	(5)
		Common stock (1,546 shares)		6/15/07	—	—	$—	(5)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
DSI Renal, Inc.	Dialysis provider	Senior subordinated note ($54,202 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/06	54,247	54,202	$1.00	(4)
		Senior subordinated note ($11,634 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/06	11,634	11,634	$1.00	(4) (3)
		Senior secured revolving loan ($1,344 par due 3/2013)	8.25% (Base Rate + 3.00%/D)	4/4/06	1,344	1,210	$0.90
		Senior secured revolving loan ($1,600 par due 3/2013)	9.13% (Libor + 3.00%/M)	4/4/06	1,600	1,440	$0.90
		Senior secured revolving loan ($1,920 par due 3/2013)	6.13% (Libor + 3.00%/B)	4/4/06	1,920	1,728	$0.90
		Senior secured revolving loan ($1,152 par due 3/2013)	6.11% (Libor + 3.00%/Q)	4/4/06	1,152	1,037	$0.90
		Senior secured revolving loan ($1,600 par due 3/2013)	6.13% (Libor + 3.00%/B)	4/4/06	1,600	1,440	$0.90

GG Merger Sub I, Inc.	Drug testing services	Senior secured loan ($23,330 par due 12/2014)	8.83% (Libor + 4.00%/B)	12/14/07	22,320	22,397	$0.96

MPBP Holdings, Inc., Cohr Holdings, Inc. and MPBP Acquisition Co., Inc.	Healthcare equipment services	Junior secured loan ($20,000 par due 1/2014)	9.35% (Libor + 6.25%/Q)	1/31/07	20,000	13,000	$0.65
		Junior secured loan ($12,000 par due 1/2014)	9.35% (Libor + 6.25%/Q)	1/31/07	12,000	7,800	$0.65	(3)
		Common stock (50,000 shares)		1/31/07	5,000	—	—	(5)

MWD Acquisition Sub, Inc.	Dental services	Junior secured loan ($5,000 par due 5/2012)	9.40% (Libor + 6.25%/Q)	5/3/07	5,000	4,750	$0.95

OnCURE Medical Corp.	Radiation oncology care provider	Senior subordinated note ($26,155 par due 8/2013)	11.00% Cash, 1.50% PIK	8/18/06	26,155	26,155	$1.00	(4)
		Senior secured loan ($1,612 par due 8/2009)	6.63% (Libor + 3.50%/M)	8/18/06	1,612	1,612	$1.00
		Common stock (857,143 shares)		8/18/06	3,000	3,000	$3.50	(5)

PG MergerSub, Inc. and PG Holdco, LLC	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Senior subordinated loan ($5,000 par due 3/2016)	12.50%	3/12/08	4,900	4,900	$0.98
		Preferred units (333 units)		3/12/08	333	333	$1,000.00	(5)
		Class A common units (16,667 units)		3/12/08	167	167	$10.00	(5)

Triad Laboratory Alliance, LLC	Laboratory services	Senior subordinated note ($15,154 par due 12/2012)	12.00% cash, 1.75% PIK	12/21/05	15,154	15,154	$1.00	(4)
		Senior secured loan ($2,932 par due 12/2011)	5.95% (Libor + 3.25%/Q)	12/21/05	2,932	2,639	$0.90	(3)
					363,397	343,365			31.04%

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Education
Campus Management Corp. and Campus Management Acquisition Corp. (6)	Education software developer	Senior secured loan ($45,000 par due 8/2013)	11.00%	2/8/08	45,000	45,000	$1.00
		Convertible preferred stock (415,508 shares)	8.00% PIK	2/8/08	7,543	7,543	$18.15	(4)

ELC Acquisition Corporation	Developer, manufacturer and retailer of educational products	Senior secured loan ($7 par due 11/2012)	6.77% (Libor + 3.75%/Q)	11/30/06	7	7	$1.00
		Senior secured loan ($272 par due 11/2012)	6.77% (Libor + 3.75%/Q)	11/30/06	272	272	$1.00	(3)
		Junior secured loan ($8,333 par due 11/2013)	12.11% (Libor + 7.00%/Q)	11/30/06	8,333	8,333	$1.00	(3)

Equinox EIC Partners, LLC and MUA Management Company, Ltd. (7) (8)	Medical school operator	Senior secured revolving loan ($1,000 par due 12/2012)	10.00% (Libor + 6.00%/Q)	4/3/07	1,000	1,000	$1.00
		Senior secured revolving loan ($6,838 par due 12/2012)	10.25% (Base Rate + 5.00%/D)	4/3/07	6,838	6,838	$1.00
		Senior secured revolving loan ($4,700 par due 12/2012)	10.25% (Base Rate + 5.00%/D)	4/3/07	4,700	4,700	$1.00
		Senior secured revolving loan ($1,400 par due 12/2012)	10.25% (Base Rate + 5.00%/D)	4/3/07	1,400	1,400	$1.00
		Senior secured loan ($4,862 par due 12/2012)	8.61% (Libor + 6.00%/Q)	4/3/07	4,862	4,862	$1.00
		Senior secured loan ($14,113 par due 12/2012)	8.54% (Libor + 6.00%/Q)	9/21/07	14,113	14,113	$1.00
		Senior secured loan ($7,425 par due 12/2012)	10.00% (Libor + 6.00%/Q)	4/3/07	7,425	7,425	$1.00	(3)
		Common membership interest (26.27% interest)		9/21/07	15,000	20,000		(5)

Instituto de Banca y Comercio, Inc. (8)	Private school operator	Senior secured loan ($7,500 par due 3/2014)	9.25% (Libor + 4.00%/D)	3/15/07	7,500	7,500	$1.00
		Senior secured loan ($12,346 par due 3/2014)	8.24% (Libor + 5.00%/Q)	3/15/07	12,346	12,346	$1.00
		Senior secured loan ($11,910 par due 3/2014)	8.24% (Libor + 5.00%/Q)	3/15/07	11,910	11,910	$1.00	(3)

Lakeland Finance, LLC	Private school operator	Senior secured note ($18,000 par due 12/2012)	11.50%	12/13/05	18,000	18,000	$1.00
		Senior secured note ($15,000 par due 12/2012)	11.50%	12/13/05	15,000	15,000	$1.00	(2)
					181,249	186,249			16.84%

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Financial
Abingdon Investments Limited (6) (8) (9)	Investment company	Ordinary shares (948,500 shares)		12/15/06	9,033	6,137	$6.47	(5)

Firstlight Financial Corporation (6) (9)	Investment company	Senior subordinated loan ($66,577 par due 12/2016)	10.00% PIK	12/31/06	66,577	66,577	$1.00	(4)
		Common stock (10,000 shares)		12/31/06	10,000	7,500	$750.00	(5)
		Common stock (30,000 shares)		12/31/06	30,000	22,500	$750.00	(5)

Ivy Hill Middle Market Credit Fund, Ltd. (7) (8) (9)	Investment company	Class B deferrable interest notes ($40,000 par due 11/2018)	9.08% (Libor + 6.00%/Q)	11/20/07	40,000	40,000	$1.00
		Subordinated notes ($16,000 par due 11/2018)		11/20/07	16,000	16,000	$1.00	(5)

Imperial Capital Group, LLC (6) (9)	Investment banking services	Common units (7,710 units)		5/10/07	14,997	14,997	$1,945.16	(5)
		Common units (2,526 units)		5/10/07	3	3	$1.00	(5)
		Common units (315 units)		5/10/07	—	—	—	(5)

Partnership Capital Growth Fund I, L.P. (9)	Investment partnership	Limited partnership interest (25% interest)		6/16/06	2,260	2,260		(5)

VSC Investors LLC (9)	Investment company	Membership interest (4.63% interest)		1/24/08	31	31		(5)
					188,901	176,005			15.91%

Retail
Apogee Retail, LLC	For-profit thrift retailer	Senior secured revolving loan ($780 par due 3/2012)	7.75% (Libor + 5.25%/S)	3/27/07	780	780	$1.00
		Senior secured loan ($9,326 par due 3/2012)	7.75% (Libor + 5.25%/S)	3/27/07	9,326	9,326	$1.00
		Senior secured loan ($19,750 par due 3/2012)	7.75% (Libor + 5.25%/S)	3/27/07	19,750	19,750	$1.00	(2)
		Senior secured loan ($11,850 par due 3/2012)	7.75% (Libor + 5.25%/S)	3/27/07	11,850	11,850	$1.00	(3)
		Senior secured loan ($24 par due 3/2012)	7.85% (Libor + 5.25%/Q)	3/27/07	24	24	$1.00
		Senior secured loan ($50 par due 3/2012)	7.85% (Libor + 5.25%/Q)	3/27/07	50	50	$1.00	(2)
		Senior secured loan ($30 par due 3/2012)	7.85% (Libor + 5.25%/Q)	3/27/07	30	30	$1.00	(3)

Hudson Group, Inc. and Advent - Hudson, LLC	Retail newstand operator	Junior secured loan ($35,006 par due 3/2015)	11.50% Cash, 1.50% PIK	3/28/08	35,006	35,006	$1.00	(4)
		Membership units (6,057,983 units)		3/28/08	3,000	3,000	$0.50	(5)

Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Senior subordinated note ($28,078 par due 8/2014)	10.00% cash, 2.00% PIK	8/8/06	28,078	28,078	$1.00	(2) (4)
		Common stock (1,170,182 shares)		8/8/06	4,500	4,500	$3.85	(5)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($4,728 par due 9/2012)	7.61% (Libor + 4.75%/M)	9/28/06	4,728	4,728	$1.00	(3)
		Senior secured loan ($14,000 par due 9/2012)	8.86% (Libor + 6.00%/M)	9/28/06	14,000	14,000	$1.00	(2)
		Senior secured loan ($14,000 par due 9/2012)	8.86% (Libor + 6.00%/M)	9/28/06	14,000	14,000	$1.00
		Senior secured loan ($7,200 par due 9/2012)	8.86% (Libor + 6.00%/M)	9/28/06	7,200	7,200	$1.00	(3)
		Preferred stock (80 shares)		9/28/06	1,800	1,800	$22,500.00	(5)
		Common stock (800 shares)		9/28/06	200	200	$250.00	(5)
					154,322	154,322			13.95%

Printing, Publishing & Media
Canon Communications LLC	Print publications services	Junior secured loan ($7,525,000 par due 11/2011)	9.45% (Libor + 6.75%/M)	5/25/05	7,525	7,525	$1.00
		Junior secured loan ($4,250 par due 11/2011)	9.45% (Libor + 6.75%/M)	5/25/05	4,250	4,250	$1.00	(2)
		Junior secured loan ($12,000 par due 11/2011)	9.45% (Libor + 6.75%/M)	5/25/05	12,000	12,000	$1.00	(3)

Courtside Acquisition Corp.	Community newspaper publisher	Senior subordinated loan ($33,490 par due 6/2014)	15.00% PIK	6/29/07	33,490	30,143	$0.90	(4)

Daily Candy, Inc. (6)	Internet publication provider	Senior secured loan ($497 par due 5/2009)	9.72% (Libor + 5.00%/S)	5/25/06	587	497	$1.00
		Senior secured loan ($11,629 par due 5/2009)	9.72% (Libor + 5.00%/S)	5/25/06	13,733	11,629	$1.00	(3)
		Senior secured loan ($5 par due 5/2009)	9.72% (Libor + 5.00%/S)	5/25/06	5	5	$1.00
		Senior secured loan ($106 par due 5/2009)	9.72% (Libor + 5.00%/S)	5/25/06	125	106	$1.00	(3)
		Common stock (1,250,000 shares)		5/25/06	2,375	4,085	$3.27	(5)
		Warrants to purchase 1,381,578 shares		5/25/06	2,625	4,515	$3.27	(5)

LVCG Holdings LLC (7)	Commercial printer	Membership interest (56.53% interest)		10/12/07	6,600	6,600		(5)

National Print Group, Inc.	Printing management services	Senior secured revolving loan ($1,138 par due 3/2012)	7.75% (Base Rate + 2.50%/D)	3/2/06	1,138	1,138	$1.00
		Senior secured revolving loan ($2,054 par due 3/2012)	6.61% (Libor + 3.50%/M)	3/2/06	2,054	2,054	$1.00
		Senior secured loan ($4,441 par due 3/2012)	6.20% (Libor + 3.50%/Q)	3/2/06	4,441	4,441	$1.00	(3)
		Senior secured loan ($5,111 par due 3/2012)	6.60% (Libor + 3.50%/B)	3/2/06	5,111	5,111	$1.00	(3)
		Senior secured loan ($406 par due 8/2012)	9.70% (Libor + 7.00%/M)	3/2/06	406	406	$1.00	(3)
		Senior secured loan ($350 par due 8/2012)	10.09% (Libor + 7.00%/Q)	3/2/06	350	350	$1.00	(3)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Preferred stock (9,344 shares)		3/2/06	2,000	1,000	$107.02	(5)

The Teaching Company, LLC and The Teaching Company Holdings, Inc. (11)	Education publications provider	Senior secured loan ($28,000 par due 9/2012)	10.50%	9/29/06	28,000	28,000	$1.00
		Preferred stock (29,969 shares)		9/29/06	2,997	3,996	$133.33	(5)
		Common stock (15,393 shares)		9/29/06	3	4	$0.27	(5)
					129,815	127,855			11.56%

Business Services
Investor Group Services, LLC (16)	Financial services	Senior secured loan ($200 par due 6/2011)	12.00%	6/22/06	200	200	$1.00	(3)
		Limited liability company membership interest (10.00% interest)		6/22/06	—	150	$1,500.00	(5)

Miller Heiman, Inc.	Sales consulting services	Senior secured loan ($1,163 par due 6/2010)	6.27% (Libor + 3.25%/Q)	6/20/05	1,163	1,163	$1.00	(3)
		Senior secured loan ($3,967 par due 6/2012)	6.45% (Libor + 3.75%/M)	6/20/05	3,967	3,967	$1.00	(3)

Pillar Holdings LLC and PHL Holding Co. (6)	Mortgage services	Senior secured revolving loan ($1,312 par due 11/2013)	8.18% (Libor + 5.50%/M)	11/20/07	1,312	1,312	$1.00
		Senior secured loan ($24,129 par due 11/2013)	8.20% (Libor + 5.50%/Q)	11/20/07	24,129	24,129	$1.00
		Senior secured loan ($11,940 par due 11/2013)	8.20% (Libor + 5.50%/Q)	11/20/07	11,940	11,940	$1.00	(3)
		Common stock (72 shares)		11/20/07	3,000	3,000	$41,420.00	(5)

Primis Marketing Group, Inc. and Primis Holdings, LLC (6)	Database marketing services	Senior subordinated note ($10,222 par due 2/2013)	11.00% Cash, 2.50% PIK	8/24/06	10,222	5,111	$0.50	(4)
		Preferred units (4,000 units)		8/24/06	3,600	—	$—	(5)
		Common units (4,000,000 units)		8/24/06	400	—	$—	(5)

Prommis Solutions, LLC, E-Default Services, LLC, Statewide Tax and Title Services, LLC & Statewide Publishing Services, LLC (formerly known as MR Processing Holding Corp.)	Bankruptcy and foreclosure processing services	Senior subordinated note ($29,669 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/07	29,669	29,670	$1.00	(2) (4)
		Senior subordinated note ($21,664 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/07	21,664	21,666	$1.00	(4)
		Preferred stock (30,000 shares)		4/11/06	3,000	4,500	$150.00	(5)

R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/07	250	250	$1.00	(5)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Summit Business Media, LLC	Business media consulting services	Junior secured loan ($10,000 par due 11/2013)	9.71% (Libor + 7.00%/M)	8/3/07	10,000	9,500	$0.95	(3)

VSS-Tranzact Holdings, LLC (6)	Management consulting services	Common membership interest (8.51% interest)		10/26/07	10,000	10,000		(5)
					134,516	126,558			11.44%

Beverage, Food and Tobacco
3091779 Nova Scotia Inc. (8)	Baked goods manufacturer	Junior secured loan (Cdn$14,000 par due 11/2012)	11.50%	11/2/07	14,850	13,643	$1.00	(12)
		Warrants to purchase 57,545 shares			—	—	$—	(5)

Best Brands Corporation	Baked goods manufacturer	Senior secured loan ($471 par due 12/2012)	9.25% (Base Rate + 4.00%/D)	2/15/2008	430	426	$0.90
		Senior secured loan ($7,156 par due 12/2012)	11.73% (Libor + 7.00%/Q)	2/15/2008	6,572	6,591	$0.92
		Junior secured loan ($1,017 par due 6/2013)	16.73% (Libor + 5.00% cash, 7.00% PIK/M)	12/14/06	1,017	1,017	$1.00	(4)
		Junior secured loan ($27,595 par due 6/2013)	16.73% (Libor + 5.00% cash, 7.00% PIK/M)	12/14/06	27,595	27,595	$1.00	(2)(4)
		Junior secured loan ($11,366 par due 6/2013)	16.73% (Libor + 5.00% cash, 7.00% PIK/M)	12/14/06	11,366	11,366	$1.00	(3)(4)

Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated note ($5,000 par due 2/2013)	11.00%	2/6/08	5,000	5,000	$1.00
		Preferred stock (6,258 shares)		9/1/06	2,500	2,500	$399.49	(5)

Apple & Eve, LLC and US Juice Partners, LLC (6)	Juice manufacturer	Senior secured revolving loan ($1,846 par due 10/2013)	8.60% (Libor + 6.00%/M)	10/5/07	1,846	1,846	$1.00
		Senior secured revolving loan ($3,000 par due 10/2013)	10.25% (Base Rate + 5.00%/D)	10/5/07	3,000	3,000	$1.00
		Senior secured revolving loan ($1,000 par due 10/2013)	8.86% (Libor + 6.00%/M)	10/5/07	1,000	1,000	$1.00
		Senior secured loan ($33,830 par due 10/2013)	9.12% (Libor + 6.00%/M)	10/5/07	33,830	32,139	$0.95
		Senior secured loan ($11,940 par due 10/2013)	9.12% (Libor + 6.00%/M)	10/5/07	11,940	11,343	$0.95	(3)
		Senior units (50,000 units)		10/5/07	5,000	5,000	$100.00	(5)
					125,946	122,466			11.07%

Manufacturing
Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan ($5,616 par due 4/2010)	7.70% (Libor + 5.00%/Q)	3/28/05	5,649	5,616	$1.00	(3)

Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($9,729 par due 5/2011)	11.00% (Base Rate + 4.25%/D)	5/16/06	9,729	9,729	$1.00	(3)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior secured loan ($666 par due 5/2011)	9.50% (Base Rate + 4.25%/D)	5/16/06	666	666	$1.00	(3)
		Senior secured loan ($1,523 par due 5/2011)	10.00% (Base Rate + 6.00%/D)	5/16/06	1,523	1,523	$1.00	(3)
		Senior secured loan ($81 par due 5/2011)	11.25% (Base Rate + 6.00%/D)	5/16/06	81	81	$1.00	(3)
		Senior secured loan ($4,681 par due 5/2011)	13.00%	5/16/06	4,693	4,553	$0.97

Qualitor, Inc.	Automotive aftermarket components supplier	Senior secured loan ($1,766 par due 12/2011)	6.95% (Libor + 4.25%/Q)	12/29/04	1,766	1,766	$1.00	(3)
		Senior secured loan ($5 par due 12/2011)	8.00% (Base Rate + 2.75%/D)	12/29/04	5	5	$1.00	(3)
		Junior secured loan ($5,000 par due 6/2012)	9.95% (Libor + 7.25%/Q)	12/29/04	5,000	5,000	$1.00	(3)

Reflexite Corporation (7)	Developer and manufacturer of high-visibility reflective products	Senior subordinated loan ($10,027 par due 2/2015)	11.00% Cash, 3.00% PIK	2/29/2008	10,027	10,027	$1.00	(4)
		Common Stock (1,821,860 shares)		3/28/06	27,435	62,000	$34.03	(5)

Saw Mill PCG Partners LLC	Precision components manufacturer	Common units (1,000 units)		2/2/07	1,000	400	$400.00	(5)

Universal Trailer Corporation	Livestock and specialty trailer manufacturer	Common stock (74,920 shares)		10/8/04	7,930	—	$—	(5)
					75,504	101,366			9.16%

Services – Other
American Residential Services, LLC	Plumbing, heating and air-conditioning services	Junior secured loan ($20,000 par due 4/2015)	10.00% Cash, 2.00% PIK	4/17/07	20,000	20,000	$1.00	(4)

Diversified Collection Services, Inc.	Collections services	Senior secured loan ($854 par due 8/2011)	8.45% (Libor + 5.75%/M)	2/2/05	751	743	$0.87
		Senior secured loan ($4,782 par due 8/2011)	8.45% (Libor + 5.75%/M)	2/2/05	4,782	4,160	$0.87	(3)
		Senior secured loan ($1,742 par due 2/2011)	11.20% (Libor + 8.50%/M)	2/2/05	1,742	1,359	$0.78	(2)
		Senior secured loan ($6,758 par due 8/2011)	11.20% (Libor + 8.50%/M)	2/2/05	6,758	5,271	$0.78	(2)
		Preferred stock (14,927 shares)		5/18/06	169	—	$—	(5)
		Common stock (114,004 shares)		2/2/05	295	—	$—	(5)

GCA Services Group, Inc.	Custodial services	Senior secured loan ($29,805 par due 12/2011)	12.00%	12/15/06	29,805	29,805	$1.00	(2)
		Senior secured loan ($11,922 par due 12/2011)	12.00%	12/15/06	11,922	11,922	$1.00	(3)

Growing Family, Inc. and GFH Holdings, LLC	Photography services	Senior secured revolving loan ($500 par due 8/2011)	6.25% (Libor + 3.00%/Q)	3/16/07	500	400	$0.80

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior secured revolving loan ($763 par due 8/2011)	7.62% (Libor + 3.00%/Q)	3/16/07	763	610	$0.80
		Senior secured loan ($437 par due 8/2011)	7.25% (Base Rate + 2.00%/D)	3/16/07	437	350	$0.80
		Senior secured loan ($11,500 par due 8/2011)	7.25% (Base Rate + 2.00%/D)	3/16/07	11,500	9,200	$0.80	(3)
		Senior secured loan ($3,602 par due 8/2011)	11.25% (Base Rate + 6.00%/Q)	3/16/07	3,604	2,883	$0.80
		Senior secured loan ($80 par due 8/2011)	11.25% (Base Rate + 6.00%/Q)	3/16/07	80	64	$0.80
		Common stock (552,430 shares)		3/16/07	872	—	$—	(5)

NPA Acquisition, LLC	Powersport vehicle auction operator	Junior secured loan ($12,000 par due 2/2013)	11.22% (Libor + 6.75%/S)	8/23/06	12,000	12,000	$1.00	(3)
		Common units (1,709 units)		8/23/06	1,000	1,500	$877.71	(5)
					106,980	100,267			9.06%

Environmental Services
AWTP, LLC	Water treatment services	Junior secured loan ($1,610 par due 12/2012)	10.13% (Libor + 7.50%/S)	12/23/05	1,610	1,610	$1.00
		Junior secured loan ($12,074 par due 12/2012)	10.13% (Libor + 7.50%/S)	12/23/05	12,074	12,074	$1.00	(3)

Mactec, Inc.	Engineering and environmental services	Common stock (16 shares)		11/3/04	—	—	$—	(5)
		Common stock (5,556 shares)		11/3/04	—	150	$26.92	(5)

Sigma International Group, Inc.	Water treatment parts manufacturer	Junior secured loan (1,833 par due 10/13)	10.58% (Libor + 7.50%/M)	10/11/07	1,833	1,742	$0.95
		Junior secured loan (4,000 par due 10/13)	10.58% (Libor + 7.50%/M)	10/11/07	4,000	3,800	$0.95	(3)
		Junior secured loan (2,750 par due 10/13)	10.62% (Libor + 7.50/M)	11/1/07	2,750	2,613	$0.95
		Junior secured loan (6,000 par due 10/13)	10.62% (Libor + 7.50/M)	11/1/07	6,000	5,700	$0.95	(3)
		Junior secured loan (917 par due 10/13)	12.29% (Libor + 7.50%/S)	11/6/07	917	871	$0.95
		Junior secured loan (2,000 par due 10/13)	12.29% (Libor + 7.50%/S)	11/6/07	2,000	1,900	$0.95	(3)

Waste Pro USA, Inc.	Waste management services	Senior subordinated loan ($25,000 par due 11/2013)	11.50%	11/9/06	25,000	25,000	$1.00	(2)
		Preferred stock (15,000 shares)	10.00% PIK	11/9/06	15,000	15,000	$1,000.00	(4)
		Warrants to purchase 882,671 shares		11/9/06	—	4,000	$4.53	(5)

Wastequip, Inc. (6)	Waste management equipment manufacturer	Senior subordinated loan ($12,795 par due 2/2015)	12.00%	2/5/07	12,795	10,249	$0.80
		Common stock (13,889 shares)		2/2/07	1,389	—	$—	(5)
					85,368	84,709			7.66%

Company (1)	Industry	Investment	Interest (10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Consumer Products – Non-Durable
Badanco Enterprises, Inc.	Luggage manufacturer	Senior secured loan ($5,937 par due 1/2012)	11.50% (Base Rate + 6.25%/D)	1/24/07	5,937	5,937	$1.00	{3}
		Senior secured loan ($4,375 par due 1/2012)	10.59% (Libor + 7.50%/Q)	1/24/07	4,375	4,375	$1.00	(3)

Innovative Brands, LLC	Consumer products and personal care manufacturer	Senior Secured Loan ($11,393 par due 9/2011)	11.13%	10/12/06	11,393	11,393	$1.00
		Senior Secured Loan ($10,517 par due 9/2011)	11.13%	10/12/06	10,517	10,517	$1.00	(3)

Making Memories Wholesale, Inc. (6)	Scrapbooking branded products	Senior secured loan ($6,811 par due 3/2011)	7.75% (Base Rate + 2.50%/D)	5/5/05	6,811	6,470	$0.95	(3)
	manufacturer	Senior subordinated loan ($10,465 par due 5/2012)	12.00% cash, 4.00% PIK	5/5/05	10,465	6,279	$0.60	(4)
		Preferred stock (3,759 shares)		5/5/05	3,759	—	$—	(5)

Shoes for Crews, LLC	Safety footwear and slip-related mat manufacturer	Senior secured revolving loan ($1,000 par due 7/2010)	7.25% (Base Rate + 2.00%/D)	6/16/06	1,000	1,000	$1.00
		Senior secured loan ($965 par due 7/2010)	7.72% (Libor + 3.00%/S)	10/8/04	971	971	$1.01	(3)

The Thymes, LLC (7)	Cosmetic products manufacturer	Preferred stock (7,332 shares)	8.00% PIK	6/21/07	7,332	7,332	$1,000.00	(4)
		Common stock (6,850 shares)		6/21/07	—	—	$—	(5)

Wear Me Apparel, LLC (6)	Clothing manufacturer	Senior subordinated notes ($22,615 par due 4/2013)	12.60% cash, 1.00% PIK	4/2/07	22,615	22,615	$1.00	(2) (4)
		Common stock (10,000 shares)		4/2/07	10,000	2,000	$200.00	(5)
					95,175	78,889			7.13%

Restaurants
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($1,742 par due 11/2013)	7.75% (Base Rate + 2.50%/D)	11/27/06	1,742	1,742	$1.00
		Senior secured revolving loan ($2,000 par due 11/2013)	8.15% (Libor + 3.00% cash, 0.50% PIK/S)	11/27/06	2,000	2,000	$1.00	(4)
		Senior secured loan ($75 par due 11/2012)	12.75% (Base Rate +7.5%/D)	11/27/06	75	75	$1.00
		Senior secured loan ($3 par due 11/2012)	12.75% (Base Rate +7.5%/D)	11/27/06	3	3	$1.00	(2)
		Senior secured loan ($10 par due 11/2012)	12.75% (Base Rate +7.5%/D)	11/27/06	10	10	$1.00	(3)
		Senior secured loan ($24,585 par due 11/2012)	13.15% (Libor + 7.50% cash, 1.00%PIK/S)	11/27/06	24,585	24,585	$1.00	(4)
		Senior secured loan ($987 par due 11/2012)	13.15% (Libor + 7.50% cash, 1.00%PIK/S)	11/27/06	987	987	$1.00	(2) (4)

Company (1)	Industry	Investment	Interest (10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior secured loan ($9,060 par due 11/2012)	13.15% (Libor + 7.50% cash, 1.00% PIK/S)	11/27/06	9,060	9,060	$1.00	(3) (4)
		Promissory note ($10,981 par due 11/2016)	10.00% PIK	6/1/06	10,981	10,993	$1.00	(4)
		Warrants to purchase 0.61 shares		6/1/06	—	—	$—	(5)

Encanto Restaurants, Inc. (8)	Restaurant owner and operator	Junior secured loan ($24,142 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/06	24,142	24,142	$1.00	(4)
		Junior secured loan ($1,006 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/06	1,006	1,006	$1.00	(3) (4)
					74,591	74,603			6.74%

Aerospace & Defense
AP Global Holdings, Inc.	Safety and security equipment manufacturer	Senior secured loan ($14,962 par due 10/2013)	7.20% (Libor + 4.50%/Q)	11/8/07	14,683	14,663	$0.98

ILC Industries, Inc.	Industrial products provider	Junior secured loan ($12,000 par due 8/2012)	11.50%	6/27/06	12,000	12,000	$1.00	(3)

Thermal Solutions LLC and TSI Group, Inc.	Thermal management and electronics packaging manufacturer	Senior secured loan ($2,789 par due 3/2012)	8.50% (Base Rate + 3.25%/D)	3/28/05	2,789	2,744	$0.98	(3)
		Senior secured loan ($1,113 par due 3/2011)	8.00% (Base Rate + 2.75%/D)	3/28/05	1,113	1,096	$0.98	(3)
		Senior subordinated notes ($2,064 par due 9/2012)	11.50% cash, 2.75% PIK	3/28/05	2,086	2,031	$0.98	(4)
		Senior subordinated notes ($3,258 par due 9/2012)	11.50% cash, 2.75% PIK	3/28/05	3,258	3,206	$0.98	(2) (4)
		Senior subordinated notes ($2,630 par due 3/2013)	11.50% cash, 2.50% PIK	3/21/06	2,630	2,532	$0.96	(2) (4)
		Preferred stock (71,552 shares)		3/28/05	715	693	$9.69	(5)
		Common stock (1,460,246 shares)		3/28/05	15	14	$0.01	(5)

Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Junior secured loan ($28,000 par due 1/2015)	10.20% (Libor + 7.50%/Q)	1/17/08	28,000	28,000	$1.00
		Common stock (246,279 shares)		1/17/08	2,100	2,100	$8.53	(5)
					69,389	69,079			6.25%

Health Clubs
Athletic Club Holdings, Inc. (13)	Premier health club operator	Senior secured loan ($22,442 par due 10/2013)	9.63% (Libor + 4.5%/S)	10/11/07	22,442	22,442	$1.00
		Senior secured loan ($11,470 par due 10/2013)	9.63% (Libor + 4.5%/S)	10/11/07	11,470	11,470	$1.00	(3)

Company (1)	Industry	Investment	Interest (10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit			Percentage of Net Assets
		Senior secured loan ($58 par due 10/2013)	8.75% (Base Rate + 3.50/D)	10/11/07	58	58		$1.00
		Senior secured loan ($30 par due 10/2013)	8.75% (Base Rate + 3.50/D)	10/11/07	30	30		$1.00	(3)
					34,000	34,000				3.07%

Computers and Electronics
RedPrairie Corporation	Software manufacturer	Junior secured loan ($6,500 par due 1/2013)	9.61% (Libor + 6.50%/Q)	7/13/06	6,500	6,240		$0.96
		Junior secured loan ($12,000 par due 1/2013)	9.61% (Libor + 6.50%/Q)	7/13/06	12,000	11,520		$0.96	(3)
							$
X-rite, Incorporated	Artwork software manufacturer	Junior secured loan ($4,800 par due 7/2013)	10.50% (Libor + 7.50%/Q)	7/6/06	4,800	4,560		$0.95
		Junior secured loan ($12,000 par due 7/2013)	10.50% (Libor + 7.50%/Q)	7/6/06	12,000	11,400		$0.95	(3)
					35,300	33,720				3.05%

Containers – Packaging
Industrial Container Services, LLC (6)	Industrial container manufacturer, reconditioner and servicer	Senior secured revolving loan ($1,239 par due 9/2011)	7.75% (Base Rate + 2.50%/D)	6/21/06	1,239	1,239		$1.00
		Senior secured revolving loan ($2,891 par due 9/2011)	6.60% (Libor + 4.00%/M)	6/21/06	2,891	2,891		$1.00
		Senior secured revolving loan ($1,033 par due 9/2011)	7.08% (Libor + 4.00%/M)	6/21/06	1,033	1,033		$1.00
		Senior secured loan ($5,882 par due 9/2011)	6.60% (Libor + 4.00%/M)	9/30/05	5,882	5,882		$1.00
		Senior secured loan ($987 par due 9/2011)	6.60% (Libor + 4.00%/M)	6/21/06	987	987		$1.00	(2)
		Senior secured loan ($15,122 par due 9/2011)	6.60% (Libor + 4.00%/M)	6/21/06	15,122	15,122		$1.00	(3)
		Common stock (1,800,000 shares)		9/29/05	1,800	5,400		$3.00	(5)
					28,954	32,554				2.94%

Cargo Transport
The Kenan Advantage Group, Inc.	Fuel transportation provider	Senior subordinated notes ($15,044 par due 12/2013)	9.50% cash, 3.50% PIK	2/29/08	15,044	15,044		$1.00	(4)
		Senior subordinated notes ($9,608 par due 12/2013)	9.50% cash, 3.50% PIK	12/15/05	9,608	9,608		$1.00	(2) (4)
		Senior secured loan ($2,444 par due 12/2011)	5.70% (Libor + 3.00%/Q)	12/15/05	2,444	2,199		$0.90	(3)
		Preferred stock (10,984 shares)		12/15/05	1,098	1,293		$117.72	(5)
		Common stock (30,575 shares)		12/15/05	31	36		$1.18	(5)
					28,225	28,180				2.55%

Company (1)	Industry	Investment	Interest (10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Grocery
Planet Organic Health Corp. (8)	Organic grocery store operator	Senior secured loan ($7,000 par due 7/2014)	8.57% (Libor + 5.50%/Q)	7/3/07	7,000	7,000	$1.00
		Senior secured loan ($10,500 par due 7/2014)	8.57% (Libor + 5.50%/Q)	7/3/07	10,500	10,500	$1.00	(3)
		Senior subordinated loan ($9,591 par due 7/2012)	11.00% Cash, 2.00% PIK	7/3/07	9,639	9,639	$1.01	(4)
					27,139	27,139			2.45%

Consumer Products – Durable
Direct Buy Holdings, Inc. and Direct Buy Investors LP (6)	Membership-based buying club franchisor and operator	Senior secured loan ($2,500 par due 11/2012)	9.15% (Libor + 4.50%/M)	12/14/07	2,400	2,350	$0.94
		Partnership interest (19.31% interest)		11/30/07	10,000	10,000		(5)
					12,400	12,350			1.12%

Telecommunications
American Broadband Communications, LLC and American Broadband Holding Company	Broadband communication services	Senior subordinated loan ($2,119 par due 11/2014)	8.00% cash, 8.00% PIK	2/8/08	2,119	2,119	$1.00	(4)
		Senior subordinated loan ($9,512 par due 11/2014)	8.00% cash, 8.00% PIK	11/7/07	9,512	9,512	$1.00	(4)
		Warrants to purchase 170 shares		11/7/07	—	—	$—	(5)
					11,631	11,631			1.05%

Housing – Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,900 par due 3/2011)	13.00% cash, 3.00% PIK	10/8/04	8,904	8,915	$1.00	(2) (4)
		Common stock (2,743 shares)		10/8/04	753	43	$15.66	(5)
		Warrants to purchase 4,464 shares		10/8/04	653	37	$8.34	(5)
					10,310	8,995			0.81%

Total					$1,973,112	1,934,302

(1) Other than our investments in Equinox EIC Partners, LLC, Ivy Hill Middle Market Credit Fund, Ltd., LVCG Holdings LLC, Reflexite Corporation and The Thymes, LLC, we do not “Control” any of our portfolio companies, as defined in the Investment Company Act. In general, under the Investment Company Act, we would “Control” a portfolio company if we owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. All of our portfolio company investments are subject to legal restrictions on sales which as of March 31, 2008 represented 175% of the Company’s net assets.

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

(5) Non-income producing at March 31, 2008.

(6) As defined in the Investment Company 1940 Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities.  Transactions during the period for the three months ended March 31, 2008 in which the issuer was an Affiliate (but not a portfolio company that we “Control”) are as follows:

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains/losses		Net unrealized gains/losses
Abingdon Investments Limited	$—	$—	$—	$—	$—	$47	$—		$—	$(1,608)
Apple & Eve, LLC and US Juice Partners, LLC	$3,000	$115	$—	$1,229	$—	$—	$12		$—	$(2,289)
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC	$2,393	$327	$—	$1,366	$—	$—	$139	$		$(2,559)
Campus Management Corp. and Campus Management Acquisition Corp.	$52,500	$—	$—	$721	$1,195	$—	$23		$—	$—
Daily Candy, Inc.	$—	$69	$—	$643	$—	$—	$—		$—	$—
Direct Buy Holdings, Inc. and Direct Buy Investors LP	$—	$—	$—	$58	$—	$—	$—		$—	$(50)
Firstlight Financial Corporation	$—	$—	$—	$1,633	$—	$—	$—		$—	$—
Imperial Capital Group, LLC	$—	$—	$—	$—	$—	$—	$—		$—	$—
Industrial Container Services, LLC	$1,322	$2,204	$—	$538	$—	$—	$35		$—	$400
Investor Group Services, LLC	$—	$800	$—	$10	$—	$—	$10		$—	$150
Pillar Holdings LLC and PHL Holding Co.	$2,063	$181	$21,000	$1,069	$(100)	$—	$—		$—	$—
Primis Marketing Group, Inc. and Primis Holdings, LLC	$—	$—	$—	$—	$—	$—	$—		$—	$(3,476)
Making Memories Wholesale, Inc.	$—	$314	$—	$189	$—	$—	$—		$—	$(591)
VSS-Tranzact Holdings, LLC	$—	$—	$—	$—	$—	$—	$—		$—	$—
Wastequip, Inc.	$—	$—	$—	$257	$—	$—	$—		$—	$(720)
Wear Me Apparel, LLC	$—	$—	$—	$784	$—	$—	$22		$—	$—

(7) As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). In addition, as defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the three months ended March 31, 2008 in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains/losses	Net unrealized gains/losses
Equinox EIC Partners, LLC	$15,450	$12,288	$—	$1,138	$—	$—	$21	$—	$5,000
Ivy Hill Middle Market Credit Fund, Ltd.	$—	$—	$—	$1,012	$—	$—	$197	$—	$—
LVCG Holdings, LLC	$—	$—	$—	$—	$—	$—	$25	$—	$—
Reflexite Corporation	$10,000	$—	$—	$128	$100	$—	$—	$—	$7,333
The Thymes, LLC	$—	$—	$—	$144	$—	$—	$—	$—	$—

(8) Non-U.S. company or principal place of business outside the U.S. and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

(9) Non-registered investment company.

(10) A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either Libor or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually (A), semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D).  For each such loan, we have provided the interest rate in effect at March 31, 2008.

(11) In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.50% on $23.0 million aggregate principal amount of the portfolio company’s senior term debt previously syndicated by us.

(12) Principal amount denominated in Canadian dollars has been translated into U.S. dollars (see Note 2 to the consolidated financial statements).

(13) In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.50% on $25.0 million aggregate principal amount of the portfolio company’s senior term debt previously syndicated by us.

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2007

(dollar amounts in thousands, except per unit data)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Healthcare—Services
American Renal Associates, Inc.	Dialysis provider	Senior secured loan ($2,131 par due 12/2010)	8.36% (Libor+ 3.25%/S)	12/14/05	$2,131	$2,131	$1.00	(3)
		Senior secured loan ($16 par due 12/2011)	8.45% (Libor + 3.25%/Q)	12/14/05	16	16	$1.00	(3)
		Senior secured loan ($197 par due 12/2010)	9.00% (Base Rate + 1.75%/D)	12/14/05	197	197	$1.00	(3)
		Senior secured loan ($5,770 par due 12/2011)	8.36% (Libor + 3.25%/S)	12/14/05	5,770	5,770	$1.00	(3)
		Senior secured loan ($28 par due 12/2011)	9.00% (Base Rate + 1.75%/D)	12/14/05	28	28	$1.00	(3)
		Senior secured loan ($262 par due 12/2011)	8.36% (Libor + 3.25%/S)	12/14/05	262	262	$1.00	(3)
		Senior secured loan ($2,620 par due 12/2011)	8.48% (Libor + 3.25% /Q)	12/14/05	2,620	2,620	$1.00	(3)

Capella Healthcare, Inc.	Acute care hospital operator	Junior secured loan ($19,000 par due 11/2013)	10.34% (Libor + 5.50%/Q)	12/1/05	19,000	19,000	$1.00
		Junior secured loan ($30,000 par due 11/2013)	10.34% (Libor + 5.50%/Q)	12/1/05	30,000	30,000	$1.00	(2)

CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC (6)	Healthcare information management services	Senior secured revolving loan ($810 par due 3/2012)	10.38% (Libor + 5.00%/Q)	6/15/07	810	810	$1.00
		Senior secured revolving loan ($810 par due 3/2012)	10.25% (Libor + 5.00%/M)	6/15/07	810	810	$1.00
		Senior secured revolving loan ($810 par due 3/2012)	10.15% (Libor + 5.00%/Q)	6/15/07	810	810	$1.00
		Senior secured loan ($13,000 par due 3/2012)	10.38% (Libor + 5.00%/S)	6/15/07	13,000	13,000	$1.00
		Senior secured loan ($4,000 par due 3/2012)	10.38% (Libor + 5.00%/S)	6/15/07	4,000	4,000	$1.00	(3)
		Senior secured loan ($6,500 par due 3/2012)	10.25% (Libor + 5.00%/M)	6/15/07	6,500	6,500	$1.00
		Senior secured loan ($2,000 par due 3/2012)	10.25% (Libor + 5.00%/M)	6/15/07	2,000	2,000	$1.00	(3)
		Senior secured loan ($19,500 par due 3/2012)	10.15% (Libor + 5.00%/Q)	6/15/07	19,500	19,500	$1.00
		Senior secured loan ($6,000 par due 3/2012)	10.15% (Libor + 5.00%/Q)	6/15/07	6,000	6,000	$1.00	(3)
		Preferred stock (6,000 shares)		6/15/07	6,000	6,000	$1,000.00	(5)
		Common stock (9,679 shares)		6/15/07	4,000	4,000	$413.27	(5)
		Common stock (1,546 shares)		6/15/07	—	—	$—	(5)

DSI Renal, Inc.	Dialysis provider	Senior subordinated note ($53,933 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/06	53,956	53,933	$1.00	(4)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior subordinated note ($11,576 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/06	11,577	11,577	$1.00	(4) (3)
		Senior secured revolving loan ($3,360 par due 3/2013)	10.25% (Base Rate + 3.00%/D)	4/4/06	3,360	3,024	$0.90
		Senior secured revolving loan ($1,600 par due 3/2013)	8.19% (Libor + 3.00%/Q)	4/4/06	1,600	1,440	$0.90
		Senior secured revolving loan ($1,440 par due 3/2013)	8.13% (Libor + 3.00%/Q)	4/4/06	1,440	1,296	$0.90

MPBP Holdings, Inc., Cohr Holdings, Inc. and MPBP Acquisition Co., Inc.	Healthcare equipment services	Junior secured loan ($20,000 par due 1/2014)	11.53% (Libor + 6.25%/Q)	1/31/07	20,000	15,000	$0.75
		Junior secured loan ($12,000 par due 1/2014)	11.53% (Libor + 6.25%/Q)	1/31/07	12,000	9,000	$0.75	(3)
		Common stock (50,000 shares)		1/31/07	5,000	2,500	$50.00	(5)

MWD Acquisition Sub, Inc.	Dental services	Junior secured loan ($5,000 par due 5/2012)	11.57% (Libor + 6.25%/Q)	5/3/07	5,000	5,000	$1.00

OnCURE Medical Corp.	Radiation oncology care provider	Senior subordinated note ($26,055 par due 8/2013)	11.00% Cash, 1.50% PIK	8/18/06	26,056	26,056	$1.00	(4)
		Common stock (857,143 shares)		8/18/06	3,000	3,000	$3.50	(5)

GG Merger Sub I, Inc.	Drug testing services	Senior secured loan ($23,330 par due 12/2014)	9% (Libor + 4.00%/S)	12/14/07	22,286	23,330	$1.00

Triad Laboratory Alliance, LLC	Laboratory services	Senior subordinated note ($15,091 par due 12/2012)	12.00% cash, 1.75% PIK	12/21/05	15,091	15,091	$1.00	(4)
		Senior secured loan ($6,860 par due 12/2011)	8.08% (Libor + 3.25%/Q)	12/21/05	6,860	6,174	$0.90
		Senior secured loan ($2,940 par due 12/2011)	8.08% (Libor + 3.25%/Q)	12/21/05	2,940	2,646	$0.90	(3)
					313,620	302,521			26.85%

Financial
Abingdon Investments Limited (6) (8) (9)	Investment company	Ordinary shares (948,500 shares)		12/15/06	9,033	7,745	$8.17	(5)

Firstlight Financial Corporation (6) (9)	Investment company	Senior subordinated loan ($64,927 par due 12/2016)	10.00% PIK	12/31/06	64,944	64,944	$1.00	(4)
		Common stock (10,000 shares)		12/31/06	10,000	7,500	$750.00	(5)
		Common stock (30,000 shares)		12/31/06	30,000	22,500	$750.00	(5)

Ivy Hill Middle Market Credit Fund, Ltd. (6) (8) (9)	Investment company	Class B deferrable interest notes ($40,000 par due 11/2018)	11.00% (Libor + 6.00%/Q)	11/20/07	40,000	40,000	$1.00
		Subordinated notes (16,000 par due 11/2018)		11/20/07	16,000	16,000	$1.00	(5)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Imperial Capital Group, LLC (6) (9)	Investment banking services	Common units (7,710 shares)		5/10/07	14,997	14,997	$1,945.16	(5)
		Common units (2,526 shares)		5/10/07	3	3	$1.00	(5)
		Common units (315 shares)		5/10/07	—	—	$—	(5)

Partnership Capital Growth Fund I, L.P. (9)	Investment partnership	Limited partnership interest (25% interest)		6/16/06	1,317	1,317		(5)
					186,294	175,006			15.53%

Business Services
Investor Group Services, LLC (16)	Financial services	Senior secured loan ($1,000 par due 6/2011)	12.00%	6/22/06	1,000	1,000	$1.00	(3)
		Limited liability company membership interest (10.00% interest)		6/22/06	—	—		(5)

Miller Heiman, Inc.	Sales consulting services	Senior secured loan ($1,428 par due 6/2010)	8.31% (Libor + 3.25%/Q)	6/20/05	1,428	1,428	$1.00	(3)
		Senior secured loan ($3,977 par due 6/2012)	8.58% (Libor + 3.75%/Q)	6/20/05	3,977	3,977	$1.00	(3)

Prommis Solutions, LLC, E-Default Services, LLC, Statewide Tax and Title Services, LLC & Statewide Publishing Services, LLC (formerly known as MR Processing Holding Corp.)	Bankruptcy and foreclosure processing services	Senior subordinated note ($21,557 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/07	21,557	21,557	$1.00	(4)
		Senior subordinated note ($29,523 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/07	29,523	29,523	$1.00	(2) (4)
		Preferred stock (30,000 shares)		4/11/06	3,000	4,500	$150.00	(5)

Pillar Holdings LLC and PHL Holding Co. (6)	Mortgage services	Senior secured revolving loan ($500 par due 11/2013)	10.37% (Libor + 5.50%/M)	11/20/07	500	500	$1.00
		Senior secured loan ($55,000 par due 11/2013)	10.33% (Libor + 5.50%/Q)	11/20/07	55,000	55,000	$1.00
		Common stock (97 shares)		11/20/07	4,000	4,000	$41,420.73	(5)

Primis Marketing Group, Inc. and Primis Holdings, LLC (6)	Database marketing services	Senior subordinated note ($10,222 par due 2/2013)	11.00% Cash, 2.50% PIK	8/24/06	10,222	8,587	$0.84	(2) (4)
		Preferred units (4,000 shares)		8/24/06	3,600	—	$—	(5)
		Common units (4,000,000 shares)		8/24/06	400	—	$—	(5)

R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/07	250	250	$1.00	(5)

Summit Business Media, LLC	Business media consulting services	Junior secured loan ($10,000 par due 11/2013)	11.85% (Libor + 7.00%/M)	8/3/07	10,000	10,000	$1.00	(3)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
VSS-Tranzact Holdings, LLC (6)	Management Consulting Services	Common membership units (8.51% interest)		10/26/07	10,000	10,000		(5)
					154,457	150,322			13.34%

Printing, Publishing and Media
Canon Communications LLC	Print publications services	Junior secured loan ($7,525 par due 11/2011)	11.60% (Libor + 6.75%/M)	5/25/05	7,525	7,525	$1.00
		Junior secured loan ($4,250 par due 11/2011)	11.60% (Libor + 6.75%/M)	5/25/05	4,250	4,250	$1.00	(2)
		Junior secured loan ($12,000 par due 11/2011)	11.60% (Libor + 6.75%/M)	5/25/05	12,000	12,000	$1.00	(3)

Courtside Acquisition Corp.	Community newspaper publisher	Senior subordinated loan ($32,280 par due 6/2014)	15.00% PIK	6/29/07	32,280	32,280	$1.00	(4)

Daily Candy, Inc. (6)	Internet publication provider	Senior secured loan ($497 par due 5/2009)	9.72% (Libor + 5.00%/S)	5/25/06	573	497	$1.00
		Senior secured loan ($11,629 par due 5/2009)	9.72% (Libor + 5.00%/S)	5/25/06	13,399	11,629	$1.00	(3)
		Senior secured loan ($5 par due 5/2009)	9.72% (Libor + 5.00%/S)	5/25/06	5	5	$1.00
		Senior secured loan ($106 par due 5/2009)	9.72% (Libor + 5.00%/S)	5/25/06	122	106	$1.00	(3)
		Senior secured loan ($3 par due 5/2009)	9.84% (Libor + 5.00%/Q)	5/25/06	3	3	$1.00
		Senior secured loan ($66 par due 5/2009)	9.84% (Libor + 5.00%/Q)	5/25/06	76	66	$1.00	(3)
		Common stock (1,250,000 shares)		5/25/06	2,375	4,085	$3.27	(5)
		Warrants to purchase 1,381,578 shares		5/25/06	2,625	4,515	$3.27	(5)

LVCG Holdings LLC (7)	Commercial printer	Membership interests (56.53% interest)		10/12/07	6,600	6,600		(5)

National Print Group, Inc.	Printing management services	Senior secured revolving loan ($835 par due 3/2012)	9.75% (Base Rate + 2.50%/D)	3/2/06	835	835	$1.00
		Senior secured revolving loan ($1,370 par due 3/2012)	8.75% (Libor + 3.50%/M)	3/2/06	1,370	1,370	$1.00
		Senior secured loan ($4,775 par due 3/2012)	8.33% (Libor + 3.50%/Q)	3/2/06	4,775	4,775	$1.00	(3)
		Senior secured loan ($5,111 par due 3/2012)	8.58% (Libor + 3.50%/Q)	3/2/06	5,111	5,111	$1.00	(3)
		Senior secured loan ($406 par due 8/2012)	12.09% (Libor + 7.00%/B)	3/2/06	406	406	$1.00	(3)
		Senior secured loan ($350 par due 8/2012)	11.96% (Libor + 7.00%/Q)	3/2/06	350	350	$1.00	(3)
		Preferred stock (9,344 shares)		3/2/06	2,000	2,000	$214.04	(5)

The Teaching Company, LLC and The Teaching Company Holdings, Inc. (11)	Education publications provider	Senior secured loan ($28,000 par due 9/2012)	10.50%	9/29/06	28,000	28,000	$1.00

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Preferred stock (29,969 shares)		9/29/06	2,997	3,996	$133.33	(5)
		Common stock (15,393 shares)		9/29/06	3	4	$0.27	(5)
					127,680	130,408			11.57%

Education
ELC Acquisition Corporation	Developer, manufacturer and retailer of educational products	Senior secured loan ($2,707 par due 11/2012)	9.18% (Libor + 3.75%/Q)	11/30/06	2,707	2,707	$1.00
		Senior secured loan ($355 par due 11/2012)	9.18% (Libor + 3.75%/Q)	11/30/06	355	355	$1.00	(3)
		Junior secured loan ($8,333 par due 11/2013)	12.11% (Libor + 7.00%/Q)	11/30/06	8,333	8,333	$1.00	(3)

Equinox EIC Partners, LLC and MUA Management Company, Ltd. (1) (7)	Medical school operator	Senior secured revolving loan ($3,0000 par due 12/2012)	11.36% (Libor + 6.00%/Q)	4/3/07	3,000	3,000	$1.00
		Senior secured revolving loan ($3,139 par due 12/2012)	12.75% (Base Rate + 5.00%/D)	4/3/07	3,139	3,139	$1.00
		Senior secured revolving loan ($2,000 par due 12/2012)	12.75% (Base Rate + 5.00%/D)	4/3/07	2,000	2,000	$1.00
		Senior secured revolving loan ($2,000 par due 12/2012)	11.24% (Libor + 6.00%/Q)	4/3/07	2,000	2,000	$1.00
		Senior secured loan ($5,475 par due 12/2012)	10.86% (Libor + 6.00%/Q)	4/3/07	5,475	5,475	$1.00
		Senior secured loan ($14,113 par due 12/2012)	11.11% (Libor + 6.00%/Q)	9/21/07	14,113	14,113	$1.00
		Senior secured loan ($7,450 par due 12/2012)	11.21% (Libor + 6.00%/Q)	4/3/07	7,450	7,450	$1.00	(3)
		Common membership interest (26.27% interest)		9/21/07	15,000	15,000		(5)

Instituto de Banca y Comercio, Inc. (8)	Private school operator	Senior secured revolving loan ($1,125 par due 3/2014)	8.10% (Libor + 3.00%/M)	3/15/07	1,125	1,125	$1.00
		Senior secured loan ($12,378 par due 3/2014)	9.96% (Libor + 5.00%/Q)	3/15/07	12,378	12,378	$1.00
		Senior secured loan ($11,940 par due 3/2014)	9.96% (Libor + 5.00%/Q)	3/15/07	11,940	11,940	$1.00	(3)

Lakeland Finance, LLC	Private school operator	Senior secured note ($18,000 par due 12/2012)	11.50%	12/13/05	18,000	18,000	$1.00
		Senior secured note ($15,000 par due 12/2012)	11.50%	12/13/05	15,000	15,000	$1.00	(2)
					122,014	122,015			10.83%

Retail
Apogee Retail, LLC	For-profit thrift retailer	Senior secured loan ($9,373 par due 3/2012)	10.39% (Libor + 5.25%/S)	3/27/07	9,373	9,373	$1.00

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior secured loan ($19,850 par due 3/2012)	10.39% (Libor+ 5.25%/S)	3/27/07	19,850	19,850	$1.00	(2)
		Senior secured loan ($11,910 par due 3/2012)	10.39% (Libor+ 5.25%/S)	3/27/07	11,910	11,910	$1.00	(3)

Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Senior subordinated note ($28,281 par due 8/2014)	10.00% cash, 2.00% PIK	8/8/06	28,281	28,281	$1.00	(2) (4)
		Common stock (1,170,182 shares)		8/8/06	4,500	4,500	$3.85	(5)

Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($4,632 par due 9/2012)	9.95% (Libor+ 4.75%/M)	9/28/06	4,632	4,632	$1.00	(3)
		Senior secured loan ($120 par due 9/2012)	11.00% (Base Rate+ 3.75%/D)	9/28/06	120	120	$1.00	(3)
		Senior secured loan ($14,000 par due 9/2012)	11.20% (Libor+ 6.00%/M)	9/28/06	14,000	14,000	$1.00	(2)
		Senior secured loan ($14,000 par due 9/2012)	11.20% (Libor+ 6.00%/M)	9/28/06	14,000	14,000	$1.00
		Senior secured loan ($7,200 par due 9/2012)	11.20% (Libor+ 6.00%/M)	9/28/06	7,200	7,200	$1.00	(3)
		Preferred stock (80 shares)		9/28/06	1,800	1,800	$22,500.00	(5)
		Common stock (800 shares)		9/28/06	200	200	$250.00	(5)
					115,866	115,866			10.28%

Beverage, Food and Tobacco
3091779 Nova Scotia Inc. (12)	Baked goods manufacturer	Junior secured revolving loan (Cdn$14,000 par due 11/2012)	11.50%	11/2/07	14,850	14,021	$1.00	(12)
		Warrants to purchase 57,545 shares			—	—	$—	(5)

Best Brands Corporation	Baked goods manufacturer	Junior secured loan ($27,115 par due 6/2013)	17.23% (Libor+ 12.00%/Q)	12/14/06	27,115	27,115	$1.00	(2)
		Junior secured loan ($12,168 par due 6/2013)	17.23% (Libor+ 12.00%/Q)	12/14/06	12,168	12,168	$1.00	(3)

Charter Baking Company, Inc.	Baked goods manufacturer	Preferred stock (6,258 shares)		9/1/06	2,500	2,500	$399.49	(5)

Apple & Eve, LLC and US Juice Partners, LLC (6)	Juice manufacturer	Senior secured revolving loan ($1,846 par due 10/2013)	10.93% (Libor+ 6.00%/M)	10/5/07	1,846	1,846	$1.00
		Senior secured revolving loan ($1,000 par due 10/2013)	10.93% (Libor+ 6.00%/M)	10/5/07	1,000	1,000	$1.00
		Senior secured loan ($33,915 par due 10/2013)	10.93% (Libor+ 6.00%/M)	10/5/07	33,915	33,915	$1.00
		Senior secured loan ($11,970 par due 10/2013)	10.93% (Libor+ 6.00%/M)	10/5/07	11,970	11,970	$1.00	(3)
		Common membership units (50,000 units)		10/5/07	5,000	5,000	$100.00	(5)
					110,364	109,535			9.72%

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Services — Other
American Residential Services, LLC	Plumbing, heating and air-conditioning services	Junior secured loan ($20,101 par due 4/2015)	10.00% Cash, 2.00% PIK	4/17/07	20,101	20,101	$1.00	(4)

Diversified Collection Services, Inc.	Collections services	Senior secured loan ($874 par due 8/2011)	10.60% (Libor+ 5.75%/M)	2/2/05	769	761	$0.87
		Senior secured loan ($4,897 par due 8/2011)	10.60% (Libor+ 5.75%/M)	2/2/05	4,897	4,260	$0.87	(3)
		Senior secured loan ($1,742 par due 2/2011)	13.35% (Libor+ 8.50%/M)	2/2/05	1,742	1,359	$0.78	(2)
		Senior secured loan ($6,758 par due 8/2011)	13.35% (Libor+ 8.50%/M)	2/2/05	6,758	5,271	$0.78	(3)
		Preferred stock (14,927 shares)		5/18/06	169	—	$—	(5)
		Common stock (114,004 shares)		2/2/05	295	—	$—	(5)

GCA Services Group, Inc.	Custodial services	Senior secured loan ($30,000 par due 12/2011)	12.00%	12/15/06	30,000	30,000	$1.00	(2)
		Senior secured loan ($12,000 par due 12/2011)	12.00%	12/15/06	12,000	12,000	$1.00	(3)

Growing Family, Inc. and GFH Holdings, LLC	Photography services	Senior secured revolving loan ($500 par due 8/2011)	8.02% (Libor+ 3.00%/Q)	3/16/07	500	480	$0.96
		Senior secured revolving loan ($763 par due 8/2011)	8.26% (Libor+ 3.00%/Q)	3/16/07	763	732	$0.96
		Senior secured loan ($367 par due 8/2011)	8.56% (Libor+ 3.50%/Q)	3/16/07	367	352	$0.96
		Senior secured loan ($9,646 par due 8/2011)	8.56% (Libor+ 3.50%/Q)	3/16/07	9,646	9,260	$0.96	(3)
		Senior secured loan ($71 par due 8/2011)	8.47% (Libor+ 3.50%/Q)	3/16/07	71	68	$0.96
		Senior secured loan ($1,854 par due 8/2011)	8.47% (Libor+ 3.50%/Q)	3/16/07	1,854	1,780	$0.96	(3)
		Senior secured loan ($3,575 par due 8/2011)	10.97% (Libor+ 6.00%/Q)	3/16/07	3,576	3,147	$0.88
		Senior secured loan ($52 par due 8/2011)	10.97% (Libor+ 6.00%/Q)	3/16/07	52	46	$0.88
		Common stock (552,430 shares)		3/16/07	872	90	$0.16	(5)

NPA Acquisition, LLC	Powersport vehicle auction operator	Junior secured loan ($12,000 par due 2/2013)	12.50% (Base Rate+ 5.25%/D)	8/23/06	12,000	12,000	$1.00	(3)
		Common units (1,709 shares)		8/23/06	1,000	1,500	$877.71	(5)
					107,431	103,207			9.16%

Consumer Products – Non-Durable
Badanco Enterprises, Inc.	Luggage manufacturer	Senior secured revolving loan ($2,150 par due 1/2012)	10.50% (Base Rate+ 3.25%/D)	1/24/07	2,150	2,150	$1.00
		Senior secured loan ($313 par due 1/2012)	10.50% (Base Rate+ 3.25%/D)	1/24/07	313	313	$1.00	(3)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior secured loan ($5,938 par due 1/2012)	9.37% (Libor+ 4.50%/M)	1/24/07	5,938	5,938	$1.00	(3)
		Senior secured loan ($4,375 par due 1/2012)	9.39% (Libor+ 4.50%/B)	1/24/07	4,375	4,375	$1.00	(3)

Innovative Brands, LLC	Consumer products and personal care manufacturer	Senior Secured Loan ($12,838 par due 9/2011)	11.13%	10/12/06	12,838	12,838	$1.00
		Senior Secured Loan ($11,880 par due 9/2011)	11.13%	10/12/06	11,880	11,880	$1.00	(3)

Making Memories Wholesale, Inc. (6)	Scrapbooking branded products manufacturer	Senior secured loan ($7,125 par due 3/2011)	9.75% (Base Rate+ 2.50%/D)	5/5/05	7,125	7,125	$1.00	(3)
		Senior subordinated loan ($10,465 par due 5/2012)	12.00% cash, 4.00% PIK	5/5/05	10,465	6,802	$0.65	(2) (4)
		Preferred stock (3,759 shares)		5/5/05	3,759	—	$—	(5)

Shoes for Crews, LLC	Safety footwear and slip-related mats	Senior secured revolving loan ($2,333 par due 7/2010)	9.25% (Base Rate+ 2.00%/D)	6/16/06	2,333	2,333	$1.00
		Senior secured loan ($971 par due 7/2010)	7.72% (Libor+ 3.00%/S)	10/8/04	971	971	$1.00	(3)
		Senior secured loan ($75 par due 7/2010)	9.25% (Base Rate+ 2.00%/D)	10/8/04	75	75	$1.00	(3)

The Thymes, LLC (7)	Cosmetic products manufacturer	Preferred stock (7,188 shares)	8.00% PIK	6/21/07	7,189	7,189	$1,000.02	(4)
		Common stock (6,850 shares)		6/21/07	—	—	$—	(5)

Wear Me Apparel, LLC (6)	Clothing manufacturer	Senior subordinated notes ($22,500 par due 4/2013)	12.60% cash, 1.00% PIK	4/2/07	22,559	22,559	$1.00	(2) (4)
		Common stock (10,000 shares)		4/2/07	10,000	2,000	$200.00	(5)
					101,969	86,548			7.68%

Environmental Services
AWTP, LLC	Water treatment services	Junior secured loan ($1,608 par due 12/2012)	13.43% (Libor+ 8.50%/Q)	12/23/05	1,612	1,612	$1.00
		Junior secured loan ($12,061 par due 12/2012)	13.43% (Libor+ 8.50%/Q)	12/23/05	12,061	12,061	$1.00	(3)

Mactec, Inc.	Engineering and environmental services	Common stock (16 shares)		11/3/04	—	—	$20.78	(5)
		Common stock (5,556 shares)		11/3/04	—	115	$20.78	(5)

Sigma International Group, Inc.	Water treatment parts manufacturer	Junior secured loan (1,833 par due 10/13)	12.37% (Libor+ 7.50%/Q)	10/11/2007	1,833	1,833	$1.00
		Junior secured loan (4,000 par due 10/13)	12.37% (Libor+ 7.50%/Q)	10/11/2007	4,000	4,000	$1.00	(3)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Junior secured loan (2,750 par due 10/13)	12.73% (Libor+ 7.50/M)	11/1/2007	2,750	2,750	$1.00
		Junior secured loan (6,000 par due 10/13)	12.73% (Libor+ 7.50/M)	11/1/2007	6,000	6,000	$1.00	(3)
		Junior secured loan (917 par due 10/13)	12.29% (Libor+ 7.50%/S)	11/6/2007	917	917	$1.00
		Junior secured loan (2,000 par due 10/13)	12.29% (Libor+ 7.50%/S)	11/6/2007	2,000	2,000	$1.00	(3)

Waste Pro USA, Inc.	Waste management services	Senior subordinated loan ($25,000 par due 11/2013)	11.50%	11/9/06	25,000	25,000	$1.00	(2)
		Preferred stock (15,000 shares)	10.00% PIK	11/9/06	15,000	15,000	$1,000.00	(4)
		Warrants to purchase 882,671 shares		11/9/06	—	4,000	$4.53	(5)

Wastequip, Inc. (6)	Waste management equipment manufacturer	Senior subordinated loan ($12,602 par due 2/2015)	12.00%	2/5/07	12,731	10,210	$0.81
		Common stock (13,889 shares)		2/2/07	1,389	694	$50.00	(5)
					85,293	86,192			7.65%

Manufacturing
Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan ($5,616 par due 4/2010)	10.20% (Libor+ 5.00%/Q)	3/28/05	5,650	5,616	$1.00	(3)

Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($10,164 par due 5/2011)	9.00% (Base Rate+ 1.75%/D)	5/16/06	10,164	10,164	$1.00	(3)
		Senior secured loan ($1,523 par due 5/2011)	10.75% (Base Rate+ 3.50%/D)	5/16/06	1,523	1,523	$1.00	(3)
		Senior secured loan ($4,411 par due 5/2011)	13.00%	5/16/06	4,422	4,422	$1.00

Qualitor, Inc.	Automotive aftermarket components supplier	Senior secured loan ($1,775 par due 12/2011)	9.08% (Libor+ 4.25%/Q)	12/29/04	1,775	1,775	$1.00	(3)
		Junior secured loan ($5,000 par due 6/2012)	12.08% (Libor+ 7.25%/Q)	12/29/04	5,000	5,000	$1.00	(3)

Reflexite Corporation (7)	Developer and manufacturer of high-visibility reflective products	Common Stock (1,821,860 shares)		3/28/06	27,435	54,666	$30.01	(5)

Saw Mill PCG Partners LLC	Precision components manufacturer	Common units (1,000 units)		2/2/07	1,000	400	$400.00	(5)

Universal Trailer Corporation (6)	Livestock and specialty trailer manufacturer	Common stock (50,000 shares)		10/8/04	6,425	485	$9.69	(5)
		Warrants to purchase 22,208 shares		10/8/04	1,506	215	$9.69	(5)
					64,900	84,266			7.48%

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Restaurants
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($2,000 par due 11/2013)	8.88% (Libor+ 3.50%/Q)	11/27/06	2,000	2,000	$1.00
		Senior secured revolving loan ($2,237 par due 11/2013)	9.75% (Base Rate+ 2.50%/D)	11/27/06	2,237	2,237	$1.00
		Senior secured loan ($19,606 par due 11/2012)	13.88% (Libor+ 8.50%/Q)	11/27/06	19,606	19,606	$1.00
		Senior secured loan ($990 par due 11/2012)	13.88% (Libor+ 8.50%/Q)	11/27/06	990	990	$1.00	(2)
		Senior secured loan ($14,054 par due 11/2012)	13.88% (Libor+ 8.50%/Q)	11/27/06	14,054	14,054	$1.00	(3)
		Promissory note ($10,713 par due 11/2016)	10.00% PIK	6/1/06	10,713	10,725	$1.00	(4)
		Warrants to purchase 0.61 shares		6/1/06	—	—	$—	(5)

Encanto Restaurants, Inc. (8)	Restaurant owner and operator	Junior secured loan ($24,352 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/06	24,352	24,352	$1.00	(4)
		Junior secured loan ($1,015 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/06	1,015	1,015	$1.00	(3) (4)
					74,967	74,979			6.66%

Containers – Packaging
Captive Plastics, Inc.	Plastics container manufacturer	Junior secured loan ($3,500 par due 2/2012)	12.34% (Libor+ 7.25%/Q)	12/19/05	3,500	3,500	$1.00
		Junior secured loan ($12,000 par due 2/2012)	12.34% (Libor+ 7.25%/Q)	12/19/05	12,000	12,000	$1.00	(3)

Industrial Container Services, LLC (6)	Industrial container manufacturer, reconditioner and servicer	Senior secured revolving loan ($1,859 par due 9/2011)	10.25% (Base Rate+ 3.00%/D)	6/21/06	1,859	1,859	$1.00
		Senior secured revolving loan ($4,130 par due 9/2011)	8.93% (Libor+ 4.00%/M)	6/21/06	4,130	4,130	$1.00
		Senior secured loan ($5,897 par due 9/2011)	8.93% (Libor+ 4.00%/M)	9/30/05	5,897	5,897	$1.00
		Senior secured loan ($990 par due 9/2011)	8.93% (Libor+ 4.00%/M)	6/21/06	990	990	$1.00	(2)
		Senior secured loan ($15,161 par due 9/2011)	8.93% (Libor+ 4.00%/M)	6/21/06	15,161	15,161	$1.00	(3)
		Common stock (1,800,000 shares)		9/29/05	1,800	5,000	$2.78	(5)
					45,337	48,537			4.31%

Aerospace & Defense
AP Global Holdings, Inc.	Safety and security equipment manufacturer	Senior secured loan ($20,000 par due 10/2013)	9.73% (Libor+ 4.50%/M)	11/8/07	19,607	20,000	$1.00

ILC Industries, Inc.	Industrial products provider	Junior secured loan ($12,000 par due 8/2012)	11.50%	6/27/06	12,000	12,000	$1.00	(3)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Thermal Solutions LLC and TSI Group, Inc.	Thermal management and electronics packaging manufacturer	Senior secured loan ($2,797 par due 3/2012)	10.50%(Base Rate + 3.25%/D)	3/28/05	2,797	2,752	$0.98	(3)
		Senior secured loan ($1,182 par due 3/2011)	10.00% (Base Rate + 2.75%/D)	3/28/05	1,182	1,164	$0.98	(3)
		Senior subordinated notes ($2,049 par due 9/2012)	11.50%cash, 2.75 PIK	3/28/05	2,068	2,017	$0.98	(4)
		Senior subordinated notes ($3,235 par due 9/2012)	11.50% cash, 2.75% PIK	3/28/05	3,237	3,185	$0.98	(2) (4)
		Senior subordinated notes ($2,613 par due 3/2013)	11.50% cash, 2.50% PIK	3/21/06	2,613	2,517	$0.96	(2) (4)
		Preferred stock (71,552 shares)		3/28/05	716	693	$9.69	(5)
		Common stock (1,460,246 shares)		3/28/05	15	14	$0.01	(5)
					44,235	44,342			3.94%

Computers and Electronics
RedPrairie Corporation	Software manufacturer	Junior secured loan ($6,500 par due 1/2013)	11.39% (Libor + 6.50%/Q)	7/13/06	6,500	6,500	$1.00
		Junior secured loan ($12,000 par due 1/2013)	11.39 (Libor + 6.50%/Q)%	7/13/06	12,000	12,000	$1.00	(3)

X-rite, Incorporated	Artwork software manufacturer	Junior secured loan ($4,800 par due 7/2013)	12.38% (Libor + 7.50%/Q)	7/6/06	4,800	4,800	$1.00
		Junior secured loan ($12,000 par due 7/2013)	12.38% (Libor + 7.50%/Q)	7/6/06	12,000	12,000	$1.00	(3)
					35,300	35,300			3.13%

Health Clubs
Athletic Club Holdings, Inc. (13)	Premier health club operator	Senior secured loan $(29,424 par due 10/2013)	9.63% (Libor + 4.5%/Q)	10/11/07	29,424	29,424	$1.00
		Senior secured loan ($4,488 par due 10/2013)	9.63% (Libor + 4.5%/Q)	10/11/07	4,488	4,488	$1.00	(3)
		Senior secured loan ($50 par due 10/2013)	9.47% (Libor + 4.50%/Q)	10/11/07	50	50	$1.00
		Senior secured loan ($8 par due 10/2013)	9.47% (Libor + 4.50%/Q)	10/11/07	8	8	$1.00	(3)
		Senior secured loan ($26 par due 10/2013)	10.75% (Libor + 3.50%/Q)	10/11/07	26	26	$1.00
		Senior secured loan ($4 par due 10/2013)	10.75% (Libor + 3.50%/Q)	10/11/07	4	4	$1.00	(3)
					34,000	34,000			3.02%

Grocery
Planet Organic Health Corp. (8)	Organic grocery store operator	Senior secured loan ($7,000 par due 7/2014)	10.45% (Libor + 5.50%/Q)	7/3/07	7,000	7,000	$1.00

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior secured loan ($10,500 par due 7/2014)	10.45% (Libor + 5.50%/Q)	7/3/07	10,500	10,500	$1.00	(3)
		Senior subordinated loan ($9,332 par due 7/2012)	11.00% Cash, 2.00% PIK	7/3/07	9,332	9,332	$1.00	(4)
					26,832	26,832			2.38%

Cargo Transport
The Kenan Advantage Group, Inc.	Fuel transportation provider	Senior subordinated notes ($9,524 par due 12/2013)	9.50% cash, 3.50% PIK	12/15/05	9,524	9,524	$1.00	(2) (4)
		Senior secured loan ($2,450 par due 12/2011)	7.58% (Libor + 2.75%/Q)	12/15/05	2,450	2,205	$0.90	(3)
		Preferred stock (10,984 shares)		12/15/05	1,098	1,293	$117.72	(5)
		Common stock (30,575 shares)		12/15/05	31	36	$1.18	(5)
					13,103	13,058			1.16%

Consumer Products – Durable
Direct Buy Holdings, Inc. and Direct Buy Investors LP (6)	Membership-based buying club franchisor and operator from the manufacturer	Senior secured loan ($2,500 par due 11/2012)	9.74% (Libor + 4.50%/M)	12/14/07	2,400	2,400	$0.96
		Partnership interests (19.31% interest)		11/30/07	10,000	10,000		(5)
					12,400	12,400			1.10%

Housing – Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,838 par due 3/2011)	13.00% cash, 3.00% PIK	10/8/04	8,826	8,839	$1.00	(2) (4)
		Common stock (2,743 shares)		10/8/04	753	376	$137.24	(5)
		Warrants to purchase 4,464 shares		10/8/04	653	326	$73.09	(5)

					10,232	9,541			0.85%

Telecommunications
American Broadband Communciations, LLC and American Broadband Holding Company	Broadband communication services	Senior subordinated loan ($9,327 par due 11/2014)	8.00% cash, 8.00% PIK	11/7/07	9,327	9,327	$1.00	(4)
		Warrants to purchase 170 shares		11/7/07	—	—		$(5)
					9,327	9,327			0.83%
Total					$1,795,621	1,774,202

(1)             Other than our investments in Equinox EIC Partners, LLC, Ivy Hill Middle Market Credit Fund, Ltd., LVCG Holdings LLC, Reflexite Corporation and The Thymes, LLC, we do not “Control” any of our portfolio companies, as defined in the Investment Company Act. In general, under the Investment Company Act, we would “Control” a portfolio company if we owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. All of our portfolio company investments are subject to legal restrictions on sales which as of December 31, 2007 represented 158% of the Company’s net assets.

(2)             Pledged as collateral for the CP Funding Facility and unless otherwise noted, all other investments are pledged as collateral for the Revolving Credit Facility (see Note 9 to the consolidated financial statements).

(3)             Pledged as collateral for the ARCC CLO and unless otherwise noted, all other investments are pledged as collateral for the Revolving Credit Facility (see Note 9 to the consolidated financial statements).

(4)             Has a payment-in-kind interest feature (see Note 2 to the consolidated financial statements).

(5)             Non-income producing at December 31, 2007.

(6)             As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. Transactions during the period for the year ended December 31, 2007 in which the issuer was an Affiliate (but not a portfolio company that we “Control”) are as follows:

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains/losses	Net unrealized gains/losses
Abingdon Investments Limited	$—	$—	$—	$—	$—	$1,224	$—	$—	$(1,288)
Apple & Eve, LLC and US Juice Partners, LLC	$74,846	$115	$21,000	$1,648	$1,353	$—	$13	$—	$—
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC	$135,930	$—	$72,500	$3,571	$2,598	$—	$149	$—	$—
Daily Candy, Inc.	$29,989	$2,569	$10,000	$3,068	$—	$—	$—	$—	$2,654
Direct Buy Holdings, Inc. and Direct Buy Investors LP	$12,400	$—	$—	$12	$—	$—	$—	$—	$—
Firstlight Financial Corporation	$40,000	$—	$—	$4,944	$38	$—	$750	$—	$(10,000)
Imperial Capital Group, LLC	$15,000	$—	$—	$—	$300	$201	$—	$—	$—
Industrial Container Services, LLC	$9,665	$9,476	$16,000	$3,171	$—	$—	$154	$—	$3,200
Investor Group Services, LLC	$400	$1,400	$—	$301	$—	$—	$38	$—	$—
Pillar Holdings LLC and PHL Holding Co.	$59,500	$—	$—	$678	$1,056	$—	$15	$—	$—
Primis Marketing Group, Inc. and Primis Holdings, LLC	$—	$—	$—	$861	$—	$—	$—	$—	$(5,636)
Making Memories Wholesale, Inc.	$—	$633	$—	$1,999	$—	$—	$—	$—	$(4,983)
Universal Trailer Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$(7,230)
VSS-Tranzact Holdings, LLC	$10,000	$—	$—	$—	$—	$—	$—	$—	$—
Wastequip, Inc.	$13,889	$27,000	$—	$1,118	$—	$—	$—	$—	$(3,215)
Wear Me Apparel, LLC	$32,500	$—	$—	$2,321	$325	$63	$25	$—	$(8,000)

(7)             As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). In addition, as defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the year ended December 31, 2007 in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains/losses	Net unrealized gains/losses
Equinox EIC Partners, LLC	$94,239	$32,270	$22,500	$3,796	$2,734	$—	$19	$3,488	$—
Ivy Hill Middle Market Credit Fund, Ltd.	$56,000	$—	$—	$501	$—	$—	$45	$—	$—
LVCG Holdings, LLC	$6,600	$—	$—	$—	$—	$—	$—	$—	$—
Reflexite Corporation	$1,752	$10,682	$—	$452	$—	$121	$—	$320	$27,231
The Thymes, LLC	$6,925	$—	$75	$339	$165	$—	$—	$—	$—

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

(11)

In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.50% on $23.3 million aggregate principal amount of the portfolio company’s senior term debt previously syndicated by us.

(12)	Principal amount denominated in Canadian dollars has been translated into U.S. dollars (see Note 2 to the consolidated financial statements).

(13)

In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.50% on $25.0 million aggregate principal amount of the portfolio company’s senior term debt previously syndicated by us.

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2008 (unaudited)

(dollar amounts in thousands, except per share data)

	Common Stock		Capital in Excess of	Accumulated Undistributed Net Investment	Accumulated Undistributed Net Realized Gain on Sale of Investments and Foreign	Net Unrealized Loss on Investments and Foreign	Total Stockholders’
	Shares	Amount	Par Value	income	Currencies	Currencies	Equity

Balance at December 31, 2007	72,684,090	$73	$1,136,599	$7,005	1,471	$(20,597)	$1,124,551
Shares issued in connection with dividend reinvestment plan	240,700	—	2,922	—	—	—	2,922
Net increase in stockholders’ equity resulting from operations	—	—	—	25,973	199	(17,006)	9,166
Dividend declared ($0.42 per share)	—	—	—	(28,858)	(1,670)	—	(30,528)
Balance at March 31, 2008	72,924,790	$73	$1,139,521	$4,120	$—	$(37,603)	$1,106,111

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollar amounts in thousands)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$9,166	$23,589
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Net realized (gains) from investment and foreign currency transactions	(199)	(359)
Net unrealized losses (gains) from investment and foreign currency transactions	17,006	(4,286)
Net accretion of discount on securities	(409)	(281)
Increase in accrued payment-in-kind dividends and interest	(5,426)	(2,087)
Amortization of debt issuance costs	216	498
Depreciation	102	101
Proceeds from sale and redemption of investments	155,520	118,020
Purchase of investments	(325,630)	(369,130)
Changes in operating assets and liabilities:
Interest receivable	(3,517)	(3,984)
Other assets	(122)	213
Accounts payable and accrued expenses	389	(164)
Management and incentive fees payable	539	(2,641)
Interest and facility fees payable	(617)	765
Net cash used in operating activities	(152,982)	(239,746)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	34,375
Borrowings on debt	275,000	188,000
Repayments on credit facility payable	(90,500)	—
Credit facility financing costs	—	(200)
Dividends paid in cash	(27,606)	(19,635)
Net cash provided by financing activities	156,894	202,540
CHANGE IN CASH AND CASH EQUIVALENTS	3,912	(37,206)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,142	91,539
CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,054	$54,333
Supplemental Information:
Interest paid during the period	$10,273	$7,143
Taxes paid during the period	$787	$580
Dividends declared during the period	$30,528	$22,069

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2008 (unaudited)

(dollar amounts in thousands, except per share data and as otherwise indicated)

1.             ORGANIZATION

Ares Capital Corporation (the “Company” or “ARCC” or “we”) is a specialty finance company that is a closed-end, non-diversified management investment company incorporated in Maryland. We have elected to be regulated as a business development company under the Investment Company Act of 1940 (the “Investment Company Act”). We were incorporated on April 16, 2004 and were initially funded on June 23, 2004. On October 8, 2004, we completed our initial public offering (the “IPO”). On the same date, we commenced substantial investment operations.

The Company has qualified and has elected to be treated for tax purposes as a regulated investment company, or a “RIC”, under the Internal Revenue Code of 1986 (the “Code”), as amended. The Company expects to continue to qualify and to elect to be treated for tax purposes as a RIC. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first and second lien senior loans and mezzanine debt, which in some cases may include an equity component, and, to a lesser extent, in equity investments in private middle market companies.

We are externally managed by Ares Capital Management LLC (the “Investment Adviser”), an affiliate of Ares Management LLC (“Ares Management”), an independent international investment management firm. Ares Operations LLC (“Ares Administration”), an affiliate of Ares Management, provides the administrative services necessary for us to operate pursuant to an amended and restated administration agreement (the “Administration Agreement”).

Interim financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2008.

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

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are computed using the specific identification method. Investments for which market quotations are readily available are valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our board of directors based on the input of our management and audit committee. In addition, the board of directors currently receives input from independent valuation firms that have been engaged at the direction of the board to assist in the valuation of each portfolio investment at least once during a trailing 12 month period. The valuation process is conducted at the end of each fiscal quarter, with approximately a quarter of our valuations of portfolio companies without market quotations subject to review by an independent valuation firm each quarter. In addition, the board may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board under a valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize.   Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize significantly less than the value at which we have previously recorded it.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The

Company may make exceptions to this if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2008, and December 31, 2007, $20,687 aggregate principal amount of loans were placed on non-accrual status.

Payment-in-Kind Interest

The Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. For the three months ended March 31, 2008, $5,426 in PIK income was recorded. For the three months ended March 31, 2007, $2,087 in PIK income was recorded.

Capital Structuring Service Fees and Other Income

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

Other income includes fees for asset management, consulting, loan guarantees, commitments, and other services rendered by the Company to portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Foreign Currency Translation

The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

(1)   Market value of investment securities, other assets and liabilities — at the exchange rates prevailing at the end of the day.

(2)   Purchases and sales of investment securities, income and expenses at the rates of exchange prevailing on the respective dates of such transactions.

Results of operations based on changes in foreign exchange rates are separately disclosed in the statement of operations. Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuation and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

Offering Expenses

The Company’s offering costs are charged against the proceeds from equity offerings when received. There were no equity offerings during the three months ended March 31, 2008. For the three months ended March 31, 2007, the Company incurred approximately $58 of offering costs.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2008 and March 31, 2007, the Company recorded benefits of approximately $434 and $64, respectively, for Federal excise tax.

Certain of our wholly owned subsidiaries are subject to Federal and state income taxes. For the three months ended March 31, 2008 and March 31, 2007, we recorded tax provisions of approximately $112 and $74, respectively, for these subsidiaries.

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

We have adopted a dividend reinvestment plan that provides for reinvestment of our distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not ‘‘opted out’’ of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends.  While we generally use primarily newly issued shares to implement the plan, we may purchase shares in the open market in connection with our obligations under the plan.

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments approximate fair value. See Note 8 for further information.

3.          AGREEMENTS

The Company is party to an investment advisory agreement (the “Advisory Agreement”) with the Investment Adviser under which the Investment Adviser, subject to the overall supervision of our board of directors, provides investment advisory services to the Company. For providing these services, the Investment Adviser receives a fee from us, consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.5% of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds). The base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters.

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

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and is calculated at the end of each applicable year by subtracting (a) the sum of the Company’s cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (b) the Company’s cumulative aggregate realized capital gains, in each case calculated from October 8, 2004. If such amount is positive at the end of such year, then the Capital Gains Fee for such year is equal to 20.0% of such amount, less the aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee for such year.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2008 (unaudited)

(dollar amounts in thousands, except per share data and as otherwise indicated)

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

We defer cash payment of any incentive fee otherwise earned by the Investment Adviser if during the most recent four full calendar quarter periods ending on or prior to the date such payment is to be made the sum of (a) the aggregate distributions to the stockholders of the Company and (b) the change in net assets (defined as total assets less indebtedness) is less than 8.0% of our net assets at the beginning of such period. These calculations were appropriately pro rated during the first three calendar quarters following October 8, 2004 and are adjusted for any share issuances or repurchases.

For the three months ended March 31, 2008, we incurred $7,087 in base management fees and $6,493 in incentive management fees related to pre-incentive fee net investment income. For the three months ended March 31, 2008, we accrued no incentive management fees related to net realized capital gains.  As of March 31, 2008, $13,580 was unpaid and included in management and incentive fees payable in the accompanying consolidated balance sheet.

For the three months ended March 31, 2007, we incurred $5,089 in base management fees and $4,755 in incentive management fees related to pre-incentive fee net investment income. For the three months ended March 31, 2007, we accrued no incentive management fees related to net realized capital gains.

We are also party to a separate Administration Agreement with Ares Administration under which Ares Administration furnishes us with office, equipment and clerical, bookkeeping and record keeping services at our office facilities. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Ares Administration’s overhead in performing its obligations under the Administration Agreement, including our allocable portion of the cost of our officers and their respective staffs. Under the Administration Agreement, Ares Administration also performs or oversees the performance of our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Administration assists us in determining and publishing the net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Ares Administration also provides on our behalf, managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60-days’ written notice to the other party.

For the three months ended March 31, 2008 and 2007, we incurred $535 and $210, respectively, in administrative fees. As of March 31, 2008, $535 was unpaid and included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

4.          EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share resulting from operations for the three months ended March 31, 2008 and 2007:

	2008	2007
Numerator for basic net increase in stockholders’ equity resulting from operations per share:	$9,166	$23,589
Denominator for basic net increase in stockholders’ equity resulting from operations per share:	72,684,090	53,178,927
Basic net increase in stockholders’ equity resulting from operations per share:	$0.13	$0.44

	2008	2007
Numerator for diluted net increase in stockholders’ equity resulting from operations per share:	$9,166	$23,589
Denominator for diluted net increase in stockholders’ equity resulting from operations per share:	74,547,785	53,178,927
Diluted net increase in stockholders’ equity resulting from operations per share:	$0.12	$0.44

The difference between the denominator for basic net increase in stockholders’ equity resulting from operations per share and the denominator for diluted net increase in stockholders’ equity resulting from operations per share is the 24,228,030 transferable rights issued to stockholders of record on March 24, 2008 (see Note 14 for a further description of the transferable rights offering).

5.          INVESTMENTS

Under the Investment Company Act, we are required to separately identify non-controlled investments where we own more than 5% of a portfolio company’s outstanding voting securities as “affiliated companies.”  In addition, under the Investment Company Act, we are required to separately identify investments where we own more than 25% of a portfolio company’s outstanding voting securities as “control affiliated companies.”  We had no existing control relationship with any of the portfolio companies identified as “affiliated companies” or “control affiliated companies” prior to making the indicated investment.

For the three months ended March 31, 2008, the Company funded (A) $275,531 aggregate principal amount of senior term debt, (B) $36,996 aggregate principal amount of senior subordinated debt and (C) $14,074 of investments in equity securities.

In addition, for the three months ended March 31, 2008, (1) $92,404 aggregate principal amount of senior term debt were redeemed. Additionally, (a) $61,542 aggregate principal amount of senior term debt, and (b) $1,000 of investments in equity securities were sold.

As of March 31, 2008, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$25,054	$25,054
Senior term debt	1,201,075	1,170,673
Senior subordinated debt	450,492	435,066
Equity securities	265,545	272,563
Collateralized loan obligations	56,000	56,000
Total	$1,998,166	$1,959,356

As of December 31, 2007, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$21,142	$21,142
Senior term debt	1,087,761	1,063,729
Senior subordinated debt	399,843	401,141
Equity securities	252,017	253,332
Collateralized loan obligations	56,000	56,000
Total	$1,816,763	$1,795,344

The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt using the effective interest method.

The industry and geographic compositions of our portfolio at fair value at March 31, 2008 and December 31, 2007 were as follows:

Industry	March 31, 2008	December 31, 2007

Health Care	17.8%	17.1%
Education	9.6	6.9
Financial	9.1	9.9
Retail	8.0	6.5
Printing/Publishing/Media	6.6	7.3
Business Services	6.5	8.5
Beverage/Food/Tobacco	6.3	6.2
Manufacturing	5.2	4.7
Other Services	5.2	5.8
Consumer Products	4.6	5.6
Environmental Services	4.4	4.9
Restaurants	3.9	4.2
Aerospace and Defense	3.6	2.5
Health Clubs	1.8	1.9
Computers/Electronics	1.7	2.0
Containers/Packaging	1.7	2.7
Cargo Transport	1.5	0.8
Grocery	1.4	1.5
Telecommunications	0.6	0.5
Homebuilding	0.5	0.5
Total	100.0%	100.0%

Geographic Region	March 31, 2008	December 31, 2007

Mid-Atlantic	22.2%	22.9%
Southeast	21.6	18.3
Midwest	20.5	22.6
West	18.3	19.0
International	12.2	12.7
Northeast	5.2	4.5
Total	100.0%	100.0%

6.             COMMITMENTS AND CONTINGENCIES

As of March 31, 2008, the Company had committed to make a total of approximately $326,900 of investments in various revolving senior secured and subordinated loans. As of March 31, 2008, $225,000 of this committed amount was unfunded. Additionally, $279,700 of the $326,900 in commitments extend beyond the maturity date of our Revolving Credit Facility (as defined in Note 7). Included within the $326,900 in commitments in revolving secured and subordinated loans are commitments to issue up to $12,500 in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. As of March 31, 2008, the Company had $10,800 in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability.  Of these letters of credit, $1,300 expire on June 10, 2013, $500 expire on August 31, 2010, $100 expire on April 1, 2009, $1,400 expire on March 1, 2009, $4,700 expire on February 28, 2009, $100 expire on February 7, 2009, $300 expire on January 31, 2009, and $2,400 expire on September 30, 2008.  These letters of credit may be extended under substantially similar terms for additional one-year terms at the Company’s option until the Revolving Credit Facility, under which the letters of credit were issued, matures on December 28, 2010.

As of March 31, 2008, the Company was subject to subscription agreements to fund up to an aggregate of $114,300 of equity commitments, substantially all at the discretion of the Company, in private equity investment partnerships. As of March 31, 2008, $2,300 of this amount was funded to these partnerships.

As of December 31, 2007, the Company had committed to make a total of approximately $323,600 of investments in various revolving senior secured loans. As of December 31, 2007, $244,400 was unfunded. Included within the $323,600 commitment in revolving secured loans is a commitment to issue up to $11,000 in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. As of December 31, 2007, the Company had $8,800 in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability. Of these letters of credit, $1,300 expire on June 10, 2013, $500 expire on August 31, 2010, $4,600 expire on February 28, 2009 and $2,400 expire on September 30, 2008. These letters of credit may be extended under substantially similar terms for additional one-year terms at the Company’s option until the Revolving Credit Facility, under which the letters of credit were issued, matures on December 28, 2010.

As of December 31, 2007, the Company was subject to subscription agreements to fund up to an aggregate of $111,800 of equity commitments, substantially all at the discretion of the Company in private equity investment partnerships. As of December 31, 2007, $1,300 of this amount was funded to these partnerships.

7.          BORROWINGS

In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing.

Our debt obligations consisted of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Revolving Credit Facility	$466,643	$282,528
CP Funding Facility	85,000	85,000
Debt Securitization	314,000	314,000
Total	$865,643	$681,528

The weighted average interest rate of all our debt obligations as of March 31, 2008 and December 31, 2007 was 3.84% and 5.66%, respectively.

CP Funding Facility

On October 29, 2004, we formed Ares Capital CP Funding LLC (“Ares Capital CP”), a wholly owned subsidiary of the Company, through which we established a revolving credit facility (the “CP Funding Facility”). On November 3, 2004 (the “Facility Effective Date”), we entered into the CP Funding Facility that, as amended, allows Ares Capital CP to issue up to $350,000  of variable funding certificates (“VFC”). As of March 31, 2008, there was $85,000 outstanding under the CP Funding Facility and the Company continues to be in compliance with all of the limitations and requirements of the CP Funding Facility. As of December 31, 2007, there was $85,000 outstanding under the CP Funding Facility.

The CP Funding Facility is scheduled to expire on October 8, 2008 and is secured by all of the assets held by Ares Capital CP, which as of March 31, 2008 consisted of 20 investments. At expiration, at our election, any principal amounts then outstanding will be amortized over a 24-month period from the termination date.

The interest charged on the VFC is based on the commercial paper rate plus 1.00%. The interest charged on the VFC is payable quarterly. As of March 31, 2008 and December 31, 2007, the commercial paper rate was 3.0358% and 5.1147%, respectively. For the three months ended March 31, 2008 and 2007, the average interest rates (i.e. commercial paper rate plus the spread) were 4.90% and 6.04%, respectively. For the three months ended March 31, 2008 and 2007, the average outstanding balances were $85,000 and $51,122, respectively.

For the three months ended March 31, 2008 and 2007, the interest expense incurred on the CP Funding Facility was $1,054 and $798, respectively. Cash paid for interest expense during the three months ended March 31, 2008 and 2007 was $1,338 and $232, respectively.

The Company is also required to pay a commitment fee for any unused portion of the CP Funding Facility. Initially, the commitment fee was 0.175% per annum. Currently, the commitment fee is equal to 0.125% per annum calculated based on an amount equal to $200,000 less the borrowings outstanding under the CP Funding Facility. As soon as the borrowings outstanding under the CP Funding Facility equal or exceed $200,000, the fee is calculated based on an amount equal to $350,000 less the borrowings outstanding under the CP Funding Facility. For the three months ended March 31, 2008 and 2007, the commitment fees incurred on the CP Funding Facility were $36 and $46, respectively.

Revolving Credit Facility

In December 2005, we entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) under which, as amended, the lenders have agreed to extend credit to the Company in an aggregate principal amount not exceeding $510,000 at any one time outstanding. The Revolving Credit Facility expires on December 28, 2010 and with certain exceptions is secured by substantially all of the assets in our portfolio (other than investments held by Ares Capital CP under the CP Funding Facility and those held as a part of the Debt Securitization, discussed below) which as of March 31, 2008 consisted of 169 investments.

The Revolving Credit Facility also includes an “accordion” feature that allows us to increase the size of the Revolving Credit Facility to a maximum of $765,000 under certain circumstances. As of March 31, 2008, there was $466,643 outstanding under the Revolving Credit Facility and the Company continues to be in compliance with all of the limitations and requirements of the Revolving Credit Facility. As of December 31, 2007, there was $282,528 outstanding under the Revolving Credit Facility.

The interest charged under the Revolving Credit Facility is generally based on LIBOR (one, two, three or six month) plus 1.00%. As of March 31, 2008, the one, two, three and six month LIBOR were 2.70%, 2.70%, 2.69% and 2.61%, respectively. For the three months ended March 31, 2008, the average interest rate was 5.16%, the average outstanding balance was $354,385, the interest expense incurred was $4,560 and the cash paid for interest expense was $4,755. As of December 31, 2007, the one, two, three and six month LIBOR were 4.60%, 4.65%, 4.70% and 4.60%, respectively. For the three months ended March 31, 2007 the average interest rate was 6.47%, the average outstanding balance was $202,011, the interest expense incurred was $3,221 and the cash paid for interest expense was $2,986. The Company is also required to pay a commitment fee of 0.20% for any unused portion of the Revolving Credit Facility. For the three months ended March 31, 2008 and 2007, the commitment fees incurred were $73 and $39, respectively.

The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. As of March 31, 2008, the Company had $13,700 in standby letters of credit issued through the Revolving Credit Facility. As of December 31, 2007, the Company had $11,400 in standby letters of credit issued through the Revolving Credit Facility.

As of March 31, 2008, the Company had a non-U.S. borrowing on the Revolving Credit Facility denominated in Canadian dollars. As of March 31, 2008 and December 31, 2007, unrealized appreciation on this borrowing was $1,207 and $822, respectively.

Debt Securitization

On July 7, 2006, through our wholly owned subsidiary, ARCC CLO 2006 LLC (“ARCC CLO”), we completed a $400,000 debt securitization (the “Debt Securitization”) and issued approximately $314,000 principal amount of asset-backed notes (including $50,000 of revolving notes, all of which were drawn down as of March 31, 2008) (the “CLO Notes”) to third parties that were secured by a pool of middle market loans that have been purchased or originated by the Company. The CLO Notes are included in the March 31, 2008 consolidated balance sheet. We retained approximately $86,000 of certain BBB and non-rated securities in the Debt Securitization (the “Retained Notes”). The CLO Notes mature on December 20, 2019, and, as of March 31, 2008, there was $314,000 outstanding under the Debt Securitization (excluding the Retained Notes). The blended pricing of the CLO Notes, excluding fees, is approximately 3-month LIBOR plus 34 basis points.

The classes, amounts, ratings and interest rates (expressed as a spread to LIBOR) of the CLO Notes are as follows:

Class	Amount (millions)		Rating (S&P/Moody’s)	LIBOR Spread (basis points)
A-1A	$75		AAA/Aaa	25
A-1A VFN	50	(1)	AAA/Aaa	28
A-1B	14		AAA/Aaa	37
A-2A	75		AAA/Aaa	22
A-2B	33		AAA/Aaa	35
B	23		AA/Aa2	43
C	44		A/A2	70
Total	$314

(1)           Revolving class, all of which was drawn as of March 31, 2008.

As of March 31, 2008, there were 71 investments securing the notes. The interest charged under the Debt Securitization is based on 3-month LIBOR which as of March 31, 2008 was 2.69% and as of December 31, 2007 was 4.70%. For the three months ended March 31, 2008 and 2007, the effective average interest rates were 5.07% and 5.79%, respectively. For the three months ended March 31, 2008 and 2007, we incurred $3,970 and $3,949 of interest expense, respectively. For the three months ended March 31, 2008 and 2007, the cash paid for interest was $4,180 and $3,925, respectively. The Company is also required to pay a commitment fee of 0.175% for any unused portion of the Class A-1A VFN Notes. There were no commitment fees incurred for the three months ended March 31, 2008. For the three months ended March 31, 2007, the commitment fees incurred were $16 on these notes.

8.          FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company’s financial instruments approximate fair value. Effective January 1, 2008, the company adopted Statement of Financial Accounting Standards No. 159, the Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet.  With the exception of other assets and debt, all assets and liabilities approximate fair value on the balance sheet.  The carrying value of interest receivable, receivable and payable for open trades, accounts payable and accrued expenses, management and incentive fees payable and interest and facility fees payable approximate fair value due to their short maturity.

Following are the carrying and fair values of our debt instruments as of March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility	$466,643	$459,000	$282,528	$279,000
CP Funding Facility	85,000	84,000	85,000	84,000
Debt Securitization	314,000	216,000	314,000	261,000
	$865,643	$759,000	$681,528	$624,000

For cash and cash equivalents and investments, effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) which expands application of fair value accounting.

SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure of fair value measurements. SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with SFAS 157, these inputs are summarized in the three broad levels listed below:

•     Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•     Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•     Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

In addition to using the above inputs in investment valuations, we continue to employ the valuation policy approved by our board of directors that is consistent with SFAS 157 (see Note 2).  Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

The following table presents fair value measurements of cash and cash equivalents and investments as of March 31, 2008:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$25,054	$25,054	$—	$—
Investments	$1,934,302	$—	$29,363	$1,904,939

The following table presents changes in investments that use Level 3 inputs for the three months ended March 31, 2008:

Balance as of December 31, 2007	$1,738,020
Net unrealized gains (losses)	(15,954)
Net purchases, sales or redemptions	182,873
Net transfers in and/or out of Level 3	—
Balance as of March 31, 2008	$1,904,939

9.          RELATED PARTY TRANSACTIONS

In accordance with the Advisory Agreement, we bear all costs and expenses of the operation of the Company and reimburse the Investment Adviser for all such costs and expenses incurred in the operation of the Company. For the three months ended March 31, 2008 and 2007, the Investment Adviser incurred such expenses totaling $401 and $558, respectively. As of March 31, 2008, $265 was unpaid and included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

During 2006, we entered into a sublease agreement with Ares Management, whereby Ares Management subleases approximately 25% of the office facilities that we lease, for a fixed rent equal to 25% of the basic annual rent payable by us under our lease, plus certain additional costs and expenses. For the three months ended March 31, 2008 and 2007, such amounts payable to the Company totaled $69 and $42, respectively. As of March 31, 2008, there were no unpaid amounts.

As of March 31, 2008, Ares Investments, an affiliate of the Investment Adviser, owned 1,216,667 shares of the Company’s common stock representing approximately 1.7% of the total shares outstanding as of March 31, 2008.

See Notes 3, 10 and 14 for descriptions of other related party transactions.

10.        INVESTMENT IN IVY HILL MIDDLE MARKET CREDIT FUND LTD.

On November 19, 2007, we established a middle market credit fund, Ivy Hill Middle Market Credit Fund, Ltd. (“Ivy Hill”), which is managed by our wholly owned subsidiary Ivy Hill Asset Management, L.P. in exchange for a 0.50% management fee on the average total assets of Ivy Hill. As of March 31, 2008, the total assets of Ivy Hill were approximately $225,000.  For the three months ended March 31, 2008, the Company earned $197 in management fees. Ivy Hill primarily invests in first and second lien bank debt of middle market companies. Ivy Hill was initially funded with $404,000 of capital including a $56,000 investment by the Company consisting of $40,000 of Class B notes and $16,000 of subordinated notes.

Ivy Hill purchased $24,542 of investments from the Company during the three months ended March 31, 2008. There was no gain or loss recognized by the Company on these transactions.

11.        STOCKHOLDERS’ EQUITY

There were no equity offerings during the three months ended March 31, 2008.  The following table summarizes the total shares issued and proceeds we received net of underwriting and offering costs for the three months ended March 31, 2007 (in millions, except per share data):

	Shares issued	Offering price per share	Proceeds net of underwriting and offering costs
February 2007 public offering	1.4	$19.95	$27.2
Underwriters over-allotment option related to December 2006 public offering	0.4	$18.50	$7.5
Total for the three months ended March 31, 2007	1.8		$34.7

12.        DIVIDEND

The following table summarizes our dividends declared during the three months ended March 31, 2008 and March 31, 2007 (in millions, except per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount
February 28, 2008	March 17, 2008	March 31, 2008	$0.42	$30.5
Total declared for the three months ended March 31, 2008			$0.42	$30.5

March 8, 2007	March 19, 2007	March 30, 2007	$0.41	$22.1
Total declared for the three months ended March 31, 2007			$0.41	$22.1

During the three months ended March 31, 2008, as part of the Company’s dividend reinvestment plan for our common stockholders, we purchased 76,548 shares of our common stock for $974 in the open market in order to satisfy part of the reinvestment portion of our dividends.

13.        FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the three months ended March 31, 2008 and 2007:

	For the Three Months Ended
Per Share Data:	March 31, 2008	March 31, 2007
Net asset value, beginning of period(1)	$15.47	$15.17
Issuance of common stock	(0.01)	0.14
Net investment income for period(2)	0.36	0.36
Net realized and unrealized gains for period(2)	(0.23)	0.08
Net increase in stockholders’ equity	0.13	0.44
Distributions from net investment income	(0.40)	(0.35)
Distributions from net realized capital gains on securities	(0.02)	(0.06)
Total distributions to stockholders	(0.42)	(0.41)
Net asset value at end of period(1)	$15.17	$15.34

Per share market value at end of period	$12.57	$18.17
Total return based on market value(3)	(11.21)%	(2.78)%
Total return based on net asset value(4)	0.82%	2.91%
Shares outstanding at end of period	72,924,790	53,961,220
Ratio/Supplemental Data:
Net assets at end of period	$1,106,111	$827,762
Ratio of operating expenses to average net assets(5)(6)	9.44%	10.29%
Ratio of net investment income to average net assets(5)(7)	9.24%	9.39%
Portfolio turnover rate(5)	34%	12%

(1) The net assets used equals the total stockholders’ equity on the consolidated balance sheets.

(2) Weighted average basic per share data.

(3) For the three months ended March 31, 2008, the total return based on market value equals the decrease of the ending market value at March 31, 2008 of $12.57 per share over the ending market value at December 31, 2007 of $14.63 per share, plus the declared dividend of $0.42 per share for holders of record on March 17, 2008, divided by the market value at December 31, 2007. For the three months ended March 31, 2007, the total return based on market value equals the decrease of the ending market value at March 31, 2007 of $18.17 per share over the ending market value at December 31, 2006 of $19.11, plus the declared dividend of $0.41 per share for holders of record on March 19, 2007, divided by the market value at December 31, 2006. Total return based on market value is not annualized. The Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

 (4) For the three months ended March 31, 2008, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.42 per share for holders of record on March 17, 2008, divided by the beginning net asset value during the period. For the three months ended March 31, 2007, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.41 per share for holders of record on March 19, 2007, divided by the beginning net asset value during the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan and the issuance of common stock in connection with any equity offerings. Total return based on net asset value is not annualized. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5) The ratios reflect an annualized amount.

(6) For the three months ended March 31, 2008, the ratio of operating expenses to average net assets consisted of 2.52% of base management fees, 2.31% of incentive management fees, 3.53% of the cost of borrowing and other operating expenses of 1.08%. For the three months ended March 31, 2007, the ratio of operating expenses to average net assets consisted of 2.52% of base management fees, 2.36% of incentive management fees, 4.24% of the cost of borrowing and other operating expenses of 1.17%. These ratios reflect annualized amounts.

(7) The ratio of net investment income to average net assets excludes income taxes related to realized gains.

14.        SUBSEQUENT EVENTS

On April 28, 2008, we completed a transferable rights offering, issuing 24,228,030 shares at a subscription price of $11.0016 per share, less dealer manager fees of $0.22 per share. Net proceeds from the initial subscription phase, after deducting the dealer managers’ fees and estimated offering expenses, were approximately $260 million. Ares Investments, an affiliate of the Investment Adviser, purchased 1,643,215 shares in the rights offering, bringing its total shares owned to 2,859,882 shares of common stock representing approximately 2.9% of the total shares outstanding as of April 28, 2008.

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

•                  the return or impact of investments that we expect to make;

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

OVERVIEW

We are a specialty finance company that is a closed-end, non-diversified management investment company incorporated in Maryland. We have elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940 (the “Investment Company Act”). We were founded on April 16, 2004 and were initially funded on June 23, 2004 and on October 8, 2004 completed our initial public offering (the “IPO”).

Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first and second lien senior loans and long-term mezzanine debt, which in some cases includes an equity component, and, to a lesser extent, in equity investments in private U.S. middle market companies.

We are externally managed by Ares Capital Management LLC (the “Investment Adviser”), an affiliate of Ares Management LLC, an independent international investment management firm. Ares Operations LLC (“Ares Administration”), an affiliate of Ares Management LLC, provides the administrative services necessary for us to operate.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

We have qualified and elected to be treated as a regulated investment company , or a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to our stockholders at least 90% of our investment company taxable income, as defined by the Code, for each year. Pursuant to these elections, we generally will not have to pay corporate level taxes on any income that we distribute to our stockholders.

PORTFOLIO AND INVESTMENT ACTIVITY

	Three Months ended March 31, (in millions, except number of companies, terms and percentages)
	2008	2007
New investment commitments (1):
New portfolio companies	$164.5	$314.0
Existing portfolio companies	139.6	50.2
Total new investment commitments	304.1	364.2
Less:
Investment commitments exited	131.9	102.1
Net investment commitments	$172.2	$262.1
Principal amount of investments purchased:
Senior term debt	$275.5	$257.7
Senior subordinated debt	37.0	43.1
Equity and other	14.1	8.3
Total	$326.6	$309.1
Principal amount of investments sold or repaid:
Senior term debt	$153.9	$80.8
Senior subordinated debt	—	37.0
Equity and other	1.0	—
Total	$154.9	$117.8
Number of new investment commitments (2)	13	10
Average new investment commitments amount	$23.4	$36.4
Weighted average term for new investment commitments (in months)	67	71
Percentage of new investment commitments at floating rates	20%	87%
Percentage of new investment commitments at fixed rates	76%	11%
Weighted average yield of debt and income producing securities funded during the period (3)	11.88%	11.37%
Weighted average yield of debt and income producing securities sold or repaid during the period (3)	9.67%	12.37%

(1)          New investment commitments includes new agreements to fund revolving credit facilities or delayed draw loans.

(2)          Number of new investments represents each commitment to a particular portfolio company.

(3)          When we refer to the “weighted average yield” in this report, we compute it with respect to particular securities by taking the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt included in such securities, and dividing it by (b) total income producing securities and debt at fair value included in such securities.

The Investment Adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, the Investment Adviser grades all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended to reflect the performance of the portfolio company’s business, the collateral coverage of the investments and other factors considered relevant. Under this system, investments with a grade of 4 involve the least amount of risk in our portfolio. The portfolio company is performing above expectations and the trends and risk factors are generally favorable, including a potential exit. Investments graded 3 involve a level of risk that is similar to the risk at the time of origination. The portfolio company is performing as expected and the risk factors are neutral to favorable. All new investments are initially graded 3. Investments graded 2 involve a portfolio company performing below expectations and indicates that the investment’s risk has increased materially since origination. The portfolio company may be out of compliance with debt covenants, however, payments are generally not more than 120 days past due. For investments graded 2, we increase procedures to monitor the portfolio company and we will write down the fair value of the investment if it is deemed to be impaired. An investment grade of 1 indicates that the portfolio company is performing materially below expectations and that the investment risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Investments graded 1 are not anticipated to be repaid in full and we will reduce the fair market value of the investment to the amount we anticipate will be recovered. The Investment Adviser employs half-point increments to reflect underlying trends in portfolio company operating or financial performance, as well as the general outlook. As of March 31, 2008, the weighted average investment grade of the investments in our portfolio was 3.0 and two loans were past-due or on non-accrual. The weighted average investment grade of the investments in our portfolio as of December 31, 2007 was 3.0. The distribution of the grades of our portfolio companies as of March 31, 2008 and December 31, 2007 is as follows (dollar amounts in thousands):

	March 31, 2008		December 31, 2007
	Fair Value	Number of Companies	Fair Value	Number of Companies
Grade 1	$47,056	4	$13,927	1
Grade 2	68,864	5	115,585	6
Grade 3	1,662,112	64	1,581,811	66
Grade 4	156,270	7	62,879	3
	$1,934,302	80	$1,774,202	76

As of March 31, 2008, the weighted average yield of the debt and income producing equity securities in our portfolio was approximately 11.24%. As of March 31, 2008, the weighted average yield on our entire portfolio was 9.86%. The weighted average yield on our senior term debt, senior subordinated debt and income producing equity securities was 10.55%, 13.45% and 10.18%, respectively. Of the senior term debt, as of March 31, 2008, the weighted average yield attributable to first lien senior term debt and second lien senior term debt was 9.49% and 12.14%, respectively.

As of December 31, 2007, the weighted average yield of the debt and income producing equity securities in our portfolio was approximately 11.68%. As of December 31, 2007, the weighted average yield on our entire portfolio was 10.22%. The weighted average yield as of December 31, 2007, on our senior term debt, senior subordinated debt and income producing equity securities was 11.19%, 13.23% and 10.36%, respectively. Of the senior term debt, the weighted average yield as of December 31, 2007, attributable to first lien senior term debt and second lien senior term debt was 10.53% and 12.38%, respectively.

RESULTS OF OPERATIONS

For the three months ended March 31, 2008 and March 31, 2007

Operating results for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Total Investment Income	$52,207	$39,715
Total Expenses	26,556	20,761
Net Investment Income Before Income Taxes	25,651	18,954
Income Tax Expense (Benefit), Including Excise Tax	(322)	10
Net Investment Income	25,973	18,944
Net Realized Gains	199	359
Net Unrealized Gains (Losses)	(17,006)	4,286
Net Increase in Stockholders’ Equity Resulting From Operations	$9,166	$23,589

Investment Income

For the three months ended March 31, 2008, total investment income increased $12.5 million, or 31%, over the three months ended March 31, 2007.  For the three months ended March 31, 2008, total investment income consisted of $45.9 million in interest income from investments, $3.9 million in capital structuring service fees, $0.5 million in dividend income, $1.3 million in other income and $0.5 million in interest income from cash and cash equivalents. Interest income from investments increased $12.0 million, or 36%, to $45.9 million for the three months ended March 31, 2008 from $33.8 million for the comparable period in 2007. The increase in interest income from investments was primarily due to the increase in the overall size of the portfolio. The average investments, at fair value, for the quarter increased from $1.3 billion for the three months ended March 31, 2007 to $1.8 billion for the comparable period in 2008.

Operating Expenses

For the three months ended March 31, 2008, total expenses increased $5.8 million, or 28%, over the three months ended March 31, 2007. Base management fees increased $2.0 million, or 39%, to $7.1 million for the three months ended March 31, 2008 from $5.1 million for the comparable period in 2007, primarily due to the increase in the size of the portfolio. Incentive management fees related to pre-incentive fee net investment income increased $1.7 million, or 37%, to $6.5 million for the three months ended March 31, 2008 from $4.8 million for the comparable period in 2007, primarily due to the increase in the size of the portfolio and the related increase in net investment income. Interest expense and credit facility fees increased $1.4 million, or 16%, to $9.9 million for the three months ended March 31, 2008 from $8.5 million for the comparable period in 2007, primarily due to the increase in the average outstanding borrowings. There were $753.4 million in average outstanding borrowings during the three months ended March 31, 2008 compared to average outstanding borrowings of $529.6 million in the comparable period in 2007.

Income Tax Expense, Including Excise Tax

The Company has qualified and elected and intends to continue to qualify and elect for the tax treatment applicable to RICs under subchapter M of the Code, and, among other things, has made and intends to continue to make the requisite distributions to its stockholders which will relieve the Company from federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2008 and March 31, 2007, the Company recognized $0.4 million and $0.1 million, respectively, of benefits for federal excise tax.

Certain of our wholly owned subsidiaries are subject to federal and state income taxes. For the three months ended March 31, 2008 and March 31, 2007, we recorded tax provisions of approximately $0.1 million for these subsidiaries.

Net Unrealized Gains/Losses

For the three months ended March 31, 2008, the Company had net unrealized losses of $17.0 million, which primarily consisted of $30.1 million of unrealized depreciation less $13.0 million of unrealized appreciation. The most significant changes in unrealized depreciation consisted of $5.7 million for the investment in MPBP Holdings, Inc., $3.5 million for the investment in Primis Marketing Group, Inc., $3.3 million for the investment in Courtside Acquisition Corp., $2.6 million for the investment in CT Technologies Intermediate Holdings, Inc., $2.5 million for the investment in Growing Family, Inc., $2.3 million for the investment in Apple & Eve, LLC and $1.6 million for the investment in Abingdon Investments Limited. The most significant changes in unrealized appreciation consisted of $7.3 million for the investment in Reflexite, Inc. and $5.0 million for the investment in Equinox EIC Partners, LLC.

For the three months ended March 31, 2007, the Company had an increase in net unrealized gain/loss of $4.3 million, which was comprised of $7.6 million in unrealized appreciation, $3.0 million in unrealized depreciation and $0.3 million relating to the reversal of prior period unrealized net appreciation. The most significant changes in net unrealized appreciation were unrealized appreciation of $3.6 million for the investment in Daily Candy, Inc., $1.7 million for the investment in Industrial Container Services, Inc., $1.1 million for the investment in Reflexite, Inc. and $900,000 for the investment in Waste Pro USA, Inc. offset by unrealized depreciation of $3.0 million for the investment in Diversified Collection Services, Inc.

Net Realized Gains/Losses

During the three months ended March 31, 2008, the Company had $155.2 million of sales and repayments resulting in $0.2 million of net realized gains. During the three months ended March 31, 2007, the Company had $118.2 million in gross proceeds of sales and repayments resulting in $0.4 million of net realized gains. The most significant realized gains during the three months ended March 31, 2007 were as a result of the repayment of the investment in Wastequip, Inc. and the partial repayment of the investment in Reflexite, Inc.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Since the Company’s inception, the Company’s liquidity and capital resources have been generated primarily from the net proceeds of public offerings of common stock, the Debt Securitization, advances from the CP Funding Facility and the Revolving Credit Facility, as well as cash flows from operations.

We expect to continue to raise new capital in order to fund our investment objectives by issuing both debt and equity securities in the future, amending our Facilities and/or recycling lower yielding investments. However, the terms of any future debt and equity issuances, amendments or our ability to recycle cannot be determined and there can be no assurances that the debt or equity markets, amendments to our Facilities or the ability to recycle will be achievable to us on terms we deem acceptable or that our cost of capital will not increase.

Equity Offerings

There were no equity offerings during the three months ended March 31, 2008.  The following table summarizes the total shares issued and net proceeds we received after deducting underwriting and offering costs for the three months ended March 31, 2007 (in millions, except per share amounts):

	Shares issued	Offering price per share	Proceeds net of underwriting and offering costs
February 2007 public offering	1.4	$19.95	$27.2
Underwriters over-allotment option related to December 2006 public offering	0.4	$18.50	$7.5
Total for the year ended December 31, 2007	1.8		$34.7

Part of the proceeds from our public offerings in 2007 were used to repay outstanding indebtedness. The remaining unused portions of the proceeds from our public offerings were used to fund investments in portfolio companies in accordance with our investment objective and strategies and market conditions.

As of March 31, 2008, total market capitalization for the Company was $916.7 million compared to $1.1 billion as of December 31, 2007.

Debt Capital Activities

Our debt obligations consisted of the following as of March 31, 2008 and December 31, 2007 (in millions):

	March 31, 2008	December 31, 2007
Revolving Credit Facility	$466.6	$282.5
CP Funding Facility	85.0	85.0
Debt Securitization	314.0	314.0
	$865.6	$681.5

The weighted average interest rate and weighted average maturity of all our outstanding borrowings as of March 31, 2008 were 3.84% and 6.0 years, respectively.

The weighted average interest rate and weighted average maturity of all our outstanding borrowings as of December 31, 2007 were 5.66% and 6.9 years, respectively.

The ratio of total debt outstanding to stockholders’ equity as of March 31, 2008 was 0.78:1:00 compared to 0.60:1.00 as of December 31, 2007.

As of March 31, 2008, the available amount for borrowing under the Revolving Credit Facility was $510.0 million (see Note 7 to the Consolidated Financial Statements for more detail on the Revolving Credit Facility arrangement). As of March 31, 2008, there was $466.6 million outstanding under the Revolving Credit Facility. The Revolving Credit Facility expires on December 28, 2010.

As of March 31, 2008, the available amount for borrowing under the CP Funding Facility was $350.0 million (see Note 7 to the consolidated financial statements for more detail on the CP Funding Facility arrangement). As of March 31, 2008, there was $85.0 million outstanding under the CP Funding Facility. The CP Funding Facility expires on October 8, 2008 unless extended prior to such date with the consent of the lenders.

As part of the Debt Securitization, $314.0 million principal amount of asset-backed notes (including $50.0 million revolving notes all of which had been drawn as of March 31, 2008) were issued to third parties and secured by a pool of middle market loans that had been purchased or originated by the Company. As of March 31, 2008, we also own approximately $86.0 million of certain BBB and non-rated securities that we retained in the Debt Securitization.  As of March 31, 2008, there was $314.0 million aggregate principal amount of CLO Notes outstanding.   The CLO Notes mature on December 20, 2019.

As of March 31, 2008, we had a long-term issuer rating of Baa3 from Moody’s Investor Service and a long-term counterparty credit rating from Standard & Poor’s Ratings Service of BBB.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2008, the Company had committed to make a total of approximately $326.9 million of investments in various revolving senior secured and subordinated loans. As of March 31, 2008, $225.0 million of this committed amount was unfunded. Additionally, $279.7 million of the $326.9 million in commitments extend beyond the maturity date of our Revolving Credit Facility. Included within the $326.9 million in commitments in revolving secured and subordinated loans are commitments to issue up to $12.5 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. As of March 31, 2008, the Company had $10.8 million in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability.  Of these letters of credit, $1.3 million expire on June 10, 2013, $0.5 million expire on August 31, 2010, $0.1 million expire on April 1, 2009, $1.4 million expire on March 1, 2009, $4.7 million expire on February 28, 2009, $0.1 million expire on February 7, 2009, $0.3 million expire on January 31, 2009, and $2.4 million expire on September 30, 2008.  These letters of credit may be extended under substantially similar terms for additional one-year terms at the Company’s option until the Revolving Credit Facility, under which the letters of credit were issued, matures on December 28, 2010.

As of March 31, 2008, the Company was subject to subscription agreements to fund up to an aggregate of $114.3 million of equity commitments, substantially all at the discretion of the Company in private equity investment partnerships. As of March 31, 2008, $2.3 million of this amount was funded to these partnerships.

As of December 31, 2007, the Company had committed to make a total of approximately $323.6 million of investments in various revolving senior secured loans. As of December 31, 2007, $244.4 million [of this amount] was unfunded. Included within the $323.6 million commitment in revolving secured loans is a commitment to issue up to $11.0 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. As of December 31, 2007, the Company had $8.8 million in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability. Of these letters of credit, $1.3 million expire on June 10, 2013, $0.5 million expire on August 31, 2010, $4.6 million expire on February 28, 2009 and $2.4 million expire on September 30, 2008. These letters of credit may be extended under substantially similar terms for additional one-year terms at the Company’s option until the Revolving Credit Facility, under which the letters of credit were issued, matures on December 28, 2010.

As of December 31, 2007, the Company was subject to subscription agreements to fund up to an aggregate of $111.8 million of equity commitments, substantially all at the discretion of the Company in private equity investment partnerships. As of December 31, 2007, $1.3 million of this amount was funded to these partnerships.

RECENT DEVELOPMENTS

As of May 6, 2008, we had made $2.6 million of investments (including agreements to fund revolving credit facilities or delayed draw loans) since March 31, 2008. Of these investments, approximately 81% were made in senior subordinated debt and 19% in equity/other securities. Of these investments, none bear interest at floating rates and 81% bear interest at fixed rates with a weighted average stated rate of 16.0%. As of May 6, 2008, we exited $23.0 million of investments since March 31, 2008. Of these investments, all were first lien senior secured debt securities. Of these investments, 99% bear interest at floating rates with a weighted average stated rate of LIBOR plus 4.8% and 1% bear interest at fixed rates with a weighted average stated rate of 11.8%.

In addition, as of May 6, 2008, we had an investment backlog and pipeline of $213.8 million and $269.3 million, respectively. We expect to syndicate a portion of these investments and commitments to third parties. The consummation of any of the investments in this backlog and pipeline depends upon, among other things: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. We cannot assure you that we will make any of these investments or that we will syndicate any portion of such investments and commitments.

On April 28, 2008, we completed a transferable rights offering, issuing 24,228,030 shares at a subscription price of $11.0016 per share, less dealer manager fees of $0.22 per share. Net proceeds from the initial subscription phase, after deducting the dealer managers’ fees and estimated offering expenses, were approximately $260 million. Ares Investments, an affiliate of the Investment Adviser, purchased 1,643,215 shares in the rights offering, bringing its total shares owned to 2,859,882 shares of common stock representing approximately 2.9% of the total shares outstanding as of April 28, 2008.

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

As of March 31, 2008, approximately 44% of the investments at fair value in our portfolio were at fixed rates while approximately 44% were at variable rates and 12% were non-interest earning. In addition, the Debt Securitization, the CP Funding Facility and the Revolving Credit Facility all feature variable rates.

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

Based on our March 31, 2008 balance sheet, the following table shows the impact on net income of base rate changes in interest rates assuming no changes in our investment and borrowing structure (in millions).

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$25.8	$26.0	$(0.2)
Up 200 basis points	$17.2	$17.3	$(0.1)
Up 100 basis points	$8.6	$8.7	$(0.1)
Down 100 basis points	$(8.6)	$(8.7)	$0.1
Down 200 basis points	$(17.2)	$(17.3)	$0.1
Down 300 basis points	$(25.8)	$(26.0)	$0.2

Portfolio Valuation

Investments for which market quotations are readily available are valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our board of directors based on the input of our management and audit committee. In addition, the board of directors currently receives input from independent valuation firms that have been engaged at the direction of the board to assist in the valuation of each portfolio investment at least once during a trailing 12 month period. The valuation process is conducted at the end of each fiscal quarter, with approximately a quarter of our valuations of portfolio companies subject to review by independent valuation firms each quarter. In addition, the board may take into account the following factors, as relevant, in fair value valuation of our investments: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board under a valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize.  Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize significantly less than the value at which we have previously recorded it.

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

•                  The audit committee of our board of directors reviews these preliminary valuations, as well as the input of independent valuation firms with respect to the valuations of approximately a quarter of our portfolio companies.

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  —  OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any material pending legal proceeding, and no such proceedings are known to be contemplated.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Number	Description

3.1	Articles of Amendment and Restatement, as amended (1)

3.2	Amended and Restated Bylaws (2)

4.1	Form of Stock Certificate (3)

31.1	Certification by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

(1)   Previously filed with the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 14, 2008.

(2)   Previously filed with the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on September 17, 2004.

(3)   Previously filed with the Registrant’s pre-effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on September 28, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES CAPITAL CORPORATION

Dated: May 8, 2008	By	/s/ Michael J. Arougheti
Michael J. Arougheti
President

	By	/s/ Richard S. Davis
Richard S. Davis
Chief Financial Officer