Form 10-Q
period 2008-06-30
ARES CAPITAL CORP
filed 2008-08-07
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☒	Non-accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2008
Common stock, $0.001 par value	97,152,820

ARES CAPITAL CORPORATION

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(dollar amounts in thousands, except per share data)

	As of
	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Investments at fair value (amortized cost of $2,161,978 and $1,795,621, respectively)
Non-controlled/non-affiliate company investments	$1,457,081	$1,167,200
Non-controlled affiliate company investments	436,639	430,371
Controlled affiliate company investments	196,732	176,631
Total investments at fair value	2,090,452	1,774,202
Cash and cash equivalents	77,047	21,142
Receivable for open trades	587	1,343
Interest receivable	24,588	23,730
Other assets	8,382	8,988
Total assets	$2,201,056	$1,829,405
LIABILITIES
Debt	$847,734	$681,528
Accounts payable and accrued expenses	5,439	5,516
Management and incentive fees payable	16,694	13,041
Interest and facility fees payable	2,641	4,769
Total liabilities	$872,508	$704,854
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Common stock, par value $.001 per share, 200,000,000 and 100,000,000 common shares authorized, respectively, 97,152,820 and 72,684,090 common shares issued and outstanding, respectively	97	73
Capital in excess of par value	1,399,467	1,136,599
Accumulated undistributed net investment income	(624)	7,005
Accumulated undistributed net realized gain on sale of investments and foreign currencies	17	1,471
Net unrealized loss on investments and foreign currencies	(70,409)	(20,597)
Total stockholders’ equity	1,328,548	1,124,551
Total liabilities and stockholders’ equity	$2,201,056	$1,829,405
NET ASSETS PER SHARE	$13.67	$15.47

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(dollar amounts in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest from investments	$37,768	$34,251	$72,734	$64,145
Capital structuring service fees	8,421	1,982	11,146	6,267
Interest from cash & cash equivalents	441	671	989	1,492
Dividend income	375	375	871	750
Other income	583	389	1,408	507
Total investment income from non-controlled/non-affiliate company investments	47,588	37,668	87,148	73,161

From non-controlled affiliate company investments:
Interest from investments	8,198	5,469	16,697	9,416
Capital structuring service fees	—	3,225	1,095	3,262
Dividend income	218	503	266	503
Other income	378	314	619	552
Total investment income from non-controlled affiliate company investments	8,794	9,511	18,677	13,733

From controlled affiliate company investments:
Interest from investments	3,758	55	6,180	55
Capital structuring service fees	2,900	165	3,000	165
Other income	424	—	666	—
Total investment income from controlled affiliate company investments	7,082	220	9,846	220

Total investment income	63,464	47,399	115,671	87,114

EXPENSES:
Interest and credit facility fees	7,155	7,565	17,078	16,114
Base management fees	7,679	5,814	14,766	10,903
Incentive management fees	9,015	6,229	15,508	10,983
Professional fees	1,653	1,524	2,871	2,489
Insurance	349	266	626	531
Administrative	365	235	900	445
Depreciation	102	102	204	203
Directors fees	66	63	140	128
Other	881	653	1,728	1,415
Total expenses	27,265	22,451	53,821	43,211

NET INVESTMENT INCOME BEFORE INCOME TAXES	36,199	24,948	61,850	43,903

Income tax expense (benefit), including excise tax	138	(43)	(184)	(33)

NET INVESTMENT INCOME	36,061	24,991	62,034	43,936

REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCY TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	10	(8,113)	217	(7,844)
Non-controlled affiliate company investments	1	230	1	320
Controlled affiliate company investments	—	—	—	—
Foreign currency transactions	6	—	(2)	—
Net realized gains (losses)	17	(7,883)	216	(7,524)

Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	(9,990)	14,376	(28,594)	12,284
Non-controlled affiliate company investments	(13,116)	2,083	(23,858)	8,460
Controlled affiliate company investments	(9,700)	—	2,633	—
Foreign currency transactions	—	—	7	—
Net unrealized gains (losses)	(32,806)	16,459	(49,812)	20,744

Net realized and unrealized gains (losses) from investments and foreign currency transactions	(32,789)	8,576	(49,596)	13,220

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$3,272	$33,567	$12,438	$57,156

BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 4)	$0.04	$0.48	$0.15	$0.91

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING – BASIC AND DILUTED (see Note 4)	90,125,629	70,117,970	82,097,395	62,544,682

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2008 (unaudited)

(dollar amounts in thousands, except per unit data)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Healthcare — Services
American Renal Associates, Inc.	Dialysis provider	Senior secured loan ($1,803 par due 12/2010)	6.06% (Libor+ 3.25%/Q)	12/14/05	$1,803	$1,803	$1.00	(3)
		Senior secured loan ($180 par due 12/2010)	6.75% (Base Rate + 1.75%/D)	12/14/05	180	180	$1.00	(3)
		Senior secured loan ($5,738 par due 12/2011)	6.06% (Libor+ 3.25%/Q)	12/14/05	5,738	5,738	$1.00	(3)
		Senior secured loan ($31 par due 12/2011)	6.75% (Base Rate + 1.75%/D)	12/14/05	31	31	$1.00	(3)
		Senior secured loan ($262 par due 12/2011)	6.06% (Libor+ 3.25%/Q)	12/14/05	262	262	$1.00	(3)
		Senior secured loan ($2,620 par due 12/2011)	5.94% (Libor + 3.25%/Q)	12/14/05	2,620	2,620	$1.00	(3)

Capella Healthcare, Inc.	Acute care hospital operator	Junior secured loan ($65,000 par due 2/2016)	13.00%	2/29/08	65,000	65,000	$1.00
		Junior secured loan ($30,000 par due 2/2016)	13.00%	2/29/08	30,000	30,000	$1.00	(2)

CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC (6)	Healthcare analysis services	Senior secured revolving loan ($810 par due 3/2012)	7.98% (Libor + 5.00%/A)	6/15/07	810	810	$1.00
		Senior secured revolving loan ($810 par due 3/2012)	9.65% (Libor + 5.00%/B)	6/15/07	810	810	$1.00
		Senior secured revolving loan ($810 par due 3/2012)	7.90% (Libor + 5.00%/B)	6/15/07	810	810	$1.00
		Senior secured revolving loan ($900 par due 3/2012)	9.00% (Base Rate + 4.00$/D)	6/15/07	900	900	$1.00
		Senior secured loan ($13,833 par due 3/2012)	9.65% (Libor + 5.00%/S)	6/15/07	13,800	13,142	$0.95
		Senior secured loan ($4,000 par due 3/2012)	9.65% (Libor + 5.00%/S)	6/15/07	4,000	3,800	$0.95	(3)
		Senior secured loan ($6,787 par due 3/2012)	7.98% (Libor + 5.00%/A)	6/15/07	6,771	6,448	$0.95
		Senior secured loan ($1,963 par due 3/2012)	7.98% (Libor + 5.00%/A)	6/15/07	1,963	1,864	$0.95	(3)
		Senior secured loan ($10,116 par due 3/2012)	8.09% (Libor + 5.00%/A)	6/15/07	10,066	9,610	$0.95
		Senior secured loan ($2,925 par due 3/2012)	8.09% (Libor + 5.00%/A)	6/15/07	2,925	2,779	$0.95	(3)
		Senior secured loan ($10,245 par due 3/2012)	7.78% (Libor + 5.00%/A)	6/15/07	10,245	9,733	$0.95
		Senior secured loan ($2,963 par due 3/2012)	7.78% (Libor + 5.00%/A)	6/15/07	2,963	2,814	$0.95	(3)
		Preferred stock (6,925 shares)	14.00% PIK	6/15/07	6,925	6,925	$1,000.00	(4)
		Common stock (9,679 shares)		6/15/07	4,000	4,000	$413.27	(5)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Common stock (1,546 shares)		6/15/07	—	—	$—	(5)

DSI Renal, Inc.	Dialysis provider	Senior subordinated note ($54,473 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/06	54,539	54,473	$1.00	(4)
		Senior subordinated note ($11,693 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/06	11,693	11,693	$1.00	(4) (3)
		Senior secured revolving loan ($122 par due 3/2013)	8.00% (Base Rate + 3.00%/D)	4/4/06	122	109	$0.90
		Senior secured revolving loan ($1,600 par due 3/2013)	5.68% (Libor + 3.00%/Q)	4/4/06	1,600	1,440	$0.90
		Senior secured revolving loan ($1,920 par due 3/2013)	5.67% (Libor + 3.00%/B)	4/4/06	1,920	1,728	$0.90
		Senior secured revolving loan ($1,120 par due 3/2013)	5.92% (Libor + 3.00%/Q)	4/4/06	1,120	1,008	$0.90
		Senior secured revolving loan ($1,152 par due 3/2013)	5.92% (Libor + 3.00%/Q)	4/4/06	1,152	1,037	$0.90
		Senior secured revolving loan ($1,600 par due 3/2013)	5.75% (Libor + 3.00%/Q)	4/4/06	1,600	1,440	$0.90

GG Merger Sub I, Inc.	Drug testing services	Senior secured loan ($23,330 par due 12/2014)	6.79% (Libor + 4.00%/Q)	12/14/07	22,354	21,930	$0.94

HCP Acquisition Holdings, LLC (7)	Healthcare compliance advisory services	Class A units (8,100,000 units)		6/26/08	8,100	8,100	$1.00	(5)

MPBP Holdings, Inc., Cohr Holdings, Inc. and MPBP Acquisition Co., Inc.	Healthcare equipment services	Junior secured loan ($20,000 par due 1/2014)	9.19% (Libor + 6.25%/Q)	1/31/07	20,000	12,000	$0.60
		Junior secured loan ($12,000 par due 1/2014)	9.19% (Libor + 6.25%/Q)	1/31/07	12,000	7,200	$0.60	(3)
		Common stock (50,000 shares)		1/31/07	5,000	—	$—	(5)

MWD Acquisition Sub, Inc.	Dental services	Junior secured loan ($5,000 par due 5/2012)	9.13% (Libor + 6.25%/S)	5/3/07	5,000	4,500	$0.90

OnCURE Medical Corp.	Radiation oncology care provider	Senior subordinated note ($26,254 par due 8/2013)	11.00% Cash, 1.50% PIK	8/18/06	26,254	25,729	4 0.98	(4)
		Senior secured loan ($1,612 par due 8/2009)	6.00% (Libor + 3.50%/M)	8/18/06	1,612	1,548	$0.96
		Common stock (857,143 shares)		8/18/06	3,000	3,000	$3.50	(5)

Passport Health Communications, Inc.	Healthcare technology provider	Senior secured loan ($25,000 par due 5/2014)	10.50% (Libor + 7.50%/S)	5/9/08	25,000	25,000	$1.00

PG Mergersub, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Senior subordinated loan ($5,000 par due 3/2016)	12.50%	3/12/08	4,900	4,900	$0.98

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Preferred stock (333 shares)		3/12/08	333	333	$1,000.00	(5)
		Class A Common stock (16,667 shares)		3/12/08	167	167	$10.00	(5)

Triad Laboratory Alliance, LLC	Laboratory services	Senior subordinated note ($15,221 par due 12/2012)	12.00% cash, 1.75% PIK	12/21/05	15,221	15,221	$1.00	(4)
		Senior secured loan ($2,925 par due 12/2011)	6.05% (Libor + 3.25%/Q)	12/21/05	2,924	2,633	$0.90	(3)

VOTC Acquisition Corp.	Radiation oncology care provider	Senior secured loan ($2,946 par due 7/2012)	15.78% (Libor + 11.00% Cash, 2.00% PIK/Q)	6/30/08	2,946	2,946	$1.00	(4)
					401,179	378,214			28.44%

Beverage, Food and Tobacco
3091779 Nova Scotia Inc.	Baked goods manufacturer	Junior secured loan (Cdn$14,000 par due 11/2012)	11.50%	11/2/07	14,850	13,734	$1.00	(12)
		Warrants to purchase 57,545 shares			—	—	$—	(5)

Apple & Eve, LLC and US Juice Partners, LLC (6)	Juice manufacturer	Senior secured revolving loan ($1,846 par due 10/2013)	8.92% (Libor + 6.00%/Q)	10/5/07	1,846	1,846	$1.00
		Senior secured revolving loan ($3,500 par due 10/2013)	10.00% (Base Rate + 5.00%/D)	10/5/07	3,500	3,500	$1.00
		Senior secured revolving loan ($1,000 par due 10/2013)	8.78% (Libor + 6.00%/Q)	10/5/07	1,000	1,000	$1.00
		Senior secured loan ($33,660 par due 10/2013)	9.02% (Libor + 6.00%/S)	10/5/07	33,660	31,977	$0.95
		Senior secured loan ($11,880 par due 10/2013)	9.02% (Libor + 6.00%/S)	10/5/07	11,880	11,286	$0.95	(3)
		Senior secured loan ($85 par due 10/2013)	8.80% (Libor + 6.00%/Q)	10/5/07	85	81	$0.95
		Senior secured loan ($30 par due 10/2013)	8.80% (Libor + 6.00%/Q)	10/5/07	30	29	$0.95	(3)
		Senior units (50,000 units)		10/5/07	5,000	5,000	$100.00	(5)

Best Brands Corporation	Baked goods manufacturer	Senior secured loan ($7,626 par due 12/2012)	9.70 (Libor + 7.00%/Q)	2/15/2008	7,033	7,680	$1.00
		Junior secured loan ($1,007 par due 6/2013)	16.73% (Libor + 5.00% Cash, 7.00% PIK/Q)	12/14/06	1,007	1,007	$1.00	(4)
		Junior secured loan ($27,801 par due 6/2013)	16.73% (Libor + 5.00% Cash, 7.00% PIK/Q)	12/14/06	27,802	27,800	$1.00	(2)(4)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Junior secured loan ($11,451 par due 6/2013)	16.73% (Libor + 5.00% Cash, 7.00% PIK/Q)	12/14/06	11,451	11,451	$1.00	(3)(4)

Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated note ($5,000 par due 2/2013)	12.00%	2/6/08	5,000	5,000	$1.00
		Preferred stock (6,258 shares)		9/1/06	2,500	2,500	$399.48	(5)

OTG Management, Inc.	Airport restaurant operator	Junior secured loan ($10,136 par due 6/2013)	18.00% (Libor + 11.00% Cash, 4.00% PIK/M)	6/19/08	10,136	10,136	$1.00	(4)
	Warrants to purchase up to 9 shares of common stock				—	—	$—	(5)

Vistar Corporation and Wellspring Distribution Corp.	Foodservice distributor	Senior subordinated note ($73,625 par due 5/2015)	13.50%	5/23/08	73,625	73,625	$1.00
		Class A non-voting common stock (1,366,120 shares)		5/23/08	7,500	7,500	$1.00	(5)
					217,905	215,152			16.18%

Education
Campus Management Corp. and Campus Management Acquisition Corp. (6)	Education software developer	Senior secured loan ($44,888 par due 8/2013)	11.00%	2/8/08	44,888	44,888	$1.00
		Preferred stock (422,764 shares)	8.00% PIK	2/8/08	7,674	7,674	$18.15	(4)

ELC Acquisition Corporation	Developer, manufacturer and retailer of educational products	Senior secured loan ($264 par due 11/2012)	6.27% (Libor + 3.25%/S)	11/30/06	264	264	$1.00	(3)
		Junior secured loan ($8,333 par due 11/2013)	9.80% (Libor + 7.00%/Q)	11/30/06	8,333	8,333	$1.00	(3)

Equinox EIC Partners, LLC and MUA Management Company, Ltd. (7) (8)	Medical school operator	Senior secured revolving loan ($3,350 par due 12/2012)	10.00% (Base Rate + 5.00%/D)	4/3/07	3,350	3,350	$1.43
		Senior secured revolving loan ($3,500 par due 12/2012)	8.80% (Libor + 6.00%/Q)	4/3/07	3,500	3,500	$1.00
		Senior secured revolving loan ($3,450 par due 12/2012)	10.00% (Base Rate + 5.00%/D)	4/3/07	3,450	3,450	$1.00
		Senior secured loan ($3,637 par due 12/2012)	9.19% (Libor + 6.00%/S)	4/3/07	3,637	3,637	$1.00
		Senior secured loan ($613 par due 12/2012)	8.81% (Libor + 6.00%/Q)	4/3/07	613	613	$1.00
		Senior secured loan ($14,113 par due 12/2012)	8.54% (Libor + 6.00%/S)	9/21/07	14,113	14,113	$1.00
		Senior secured loan ($7,400 par due 12/2012)	8.72% (Libor + 6.00%/Q)	4/3/07	7,400	7,400	$1.00	(3)
		Common membership interest (26.27% interest)		9/21/07	15,000	20,000		(5)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Instituto de Banca y Comercio, Inc. (8)	Private school operator	Senior secured revolving loan ($1,500 par due 3/2014)	5.68% (Libor + 3.00%/Q)	3/15/07	1,500	1,500	$1.00
		Senior secured revolving loan ($1,643 par due 3/2014)	5.68% (Libor + 3.00%/Q)	3/15/07	1,643	1,643	$1.00
		Senior secured revolving loan ($821 par due 3/2014)	5.80% (Libor + 3.00%/Q)	3/15/07	821	821	$1.00
		Senior secured revolving loan ($1,125 par due 3/2014)	5.92% (Libor + 3.00%/Q)	3/15/07	1,125	1,125	$1.00
		Senior secured loan ($7,500 par due 3/2014)	7.87% (Libor + 5.00%/Q)	3/15/07	7,500	7,500	$1.00
		Senior secured loan ($12,315 par due 3/2014)	7.87% (Libor + 5.00%/Q)	3/15/07	12,315	12,315	$1.00
		Senior secured loan ($11,880 par due 3/2014)	7.87% (Libor + 5.00%/Q)	3/15/07	11,880	11,880	$1.00	(3)
		Senior subordinated loan ($19,302 par due 6/2014)	10.50% Cash, 3.50% PIK	6/4/08	19,302	19,302	$1.00	(4)
		Promissory note ($429 par due 9/2015)	6.00%	6/4/08	429	857	$2.00
		Preferred stock (214,286 shares)		6/4/08	1,018	2,036	$9.50	(5)
		Common stock (214,286 shares)		6/4/08	54	107	$0.50	(5)

Lakeland Finance, LLC	Private school operator	Senior secured note ($18,000 par due 12/2012)	11.50%	12/13/05	18,000	18,000	$1.00
		Senior secured note ($15,000 par due 12/2012)	11.50%	12/13/05	15,000	15,000	$1.00	(2)
					202,809	209,308			15.74%

Financial
Abingdon Investments Limited (6) (8) (9)	Investment company	Ordinary shares (948,500 shares)		12/15/06	9,033	6,316	$6.66	(5)

Firstlight Financial Corporation (6) (9)	Investment company	Senior subordinated loan ($68,214 par due 12/2016)	10.00% PIK	12/31/06	68,195	68,195	$1.00	(4)
		Common stock (10,000 shares)		12/31/06	10,019	6,269	$625.00	(5)
		Common stock (30,000 shares)		12/31/06	30,000	18,750	$625.00	(5)

Ivy Hill Middle Market Credit Fund, Ltd. (7) (8) (9)	Investment company	ClassB deferrable interest notes ($40,000 par due 11/2018)	8.66% (Libor + 6.00%/Q)	11/20/07	40,000	40,000	$1.00
		Subordinated notes ($16,000 par due 11/2018)		11/20/07	16,000	14,400	$0.90	(5)

Imperial Capital Group, LLC and Imperial Capital Private Opportunities, LP (6) (9)	Investment banking services	Limited partnership interest (80% interest)		5/10/07	584	584	$1.00

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Common units (7,710 units)		5/10/07	14,997	14,997	$1,945.16	(5)
		Common units (2,526 units)		5/10/07	3	3	$1.00	(5)
		Common units (315 units)		5/10/07	—	—	$—	(5)

Partnership Capital Growth Fund I, L.P. (9)	Investment partnership	Limited partnership interest (25% interest)		6/16/06	2,260	2,260		(5)

VSC Investors LLC (9)	Investment company	Membership interest (4.63% interest)		1/24/08	290	290		(5)
					191,381	172,064			13.06%

Retail
Apogee Retail, LLC	For-profit thrift retailer	Senior secured revolving loan ($780 par due 3/2012)	7.75% (Libor + 5.25%/S)	3/27/07	780	780	$1.00
		Senior secured loan ($7,331 par due 3/2012)	7.75% (Libor + 5.25%/S)	3/27/07	7,331	7,331	$1.00
		Senior secured loan ($19,750 par due 3/2012)	7.75% (Libor + 5.25%/S)	3/27/07	19,750	19,750	$1.00	(2)
		Senior secured loan ($11,850 par due 3/2012)	7.75% (Libor + 5.25%/S)	3/27/07	11,850	11,850	$1.00	(3)
		Senior secured loan ($4,876 par due 3/2012)	8.03% (Libor + 5.25%/S)	3/27/07	4,876	4,876	$1.00
		Senior secured loan ($10,739 par due 11/2012)	12.00% Cash, 4.00% PIK	5/28/08	10,739	10,739	$1.00	(4)

Hudson Group, Inc. and Advent - Hudson, LLC	Retail newstand operator	Junior secured loan ($35,139 par due 3/2015)	11.50% Cash, 1.50% PIK	3/28/08	35,139	35,139	$1.00	(4)
		Membership units (6,057,000 units)		3/28/08	3,000	3,000	$0.50	(5)

Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Senior subordinated note ($28,000 par due 8/2014)	10.00% cash, 2.00% PIK	8/8/06	28,000	28,000	$1.00	(2) (4)
		Common stock (1,170,182 shares)		8/8/06	4,500	5,800	$4.96	(5)

Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($4,728 par due 9/2012)	7.47% (Libor + 4.75%/M)	9/28/06	4,728	4,728	$1.00	(3)
		Senior secured loan ($14,000 par due 9/2012)	8.48% (Libor + 6.00%/M)	9/28/06	14,000	14,000	$1.00	(2)
		Senior secured loan ($14,000 par due 9/2012)	8.48% (Libor + 6.00%/M)	9/28/06	14,000	14,000	$1.00
		Senior secured loan ($7,200 par due 9/2012)	8.48% (Libor + 6.00%/M)	9/28/06	7,200	7,200	$1.00	(3)
		Preferred stock (80 shares)		9/28/06	1,800	1,800	$22,500.00	(5)
		Common stock (800 shares)		9/28/06	200	200	$250.00	(5)
					167,893	169,193			12.72%

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Business Services
Investor Group Services, LLC (16)	Financial services	Limited liability company membership interest (10.00% interest)		6/22/06	—	500	$5,000.00	(5)

Miller Heiman, Inc.	Sales consulting services	Senior secured loan ($635 par due 6/2010)	6.27% (Libor + 3.25%/S)	6/20/05	635	635	$1.00	(3)
		Senior secured loan ($3,967 par due 6/2012)	7.50% (Base Rate + 2.50%/D)	6/20/05	3,967	3,967	$1.00	(3)

Pillar Holdings LLC and PHL Holding Co. (6)	Mortgage services	Senior secured revolving loan ($375 par due 11/2013)	7.98% (Libor + 5.50%/M)	11/20/07	375	375	$1.00
		Senior secured revolving loan ($938 par due 11/2013)	8.30% (Libor + 5.50%/Q)	11/20/07	938	938	$1.00
		Senior secured loan ($19,033 par due 11/2013)	8.30% (Libor + 5.50%/Q)	11/20/07	19,033	19,033	$1.00
		Senior secured loan ($11,880 par due 11/2013)	8.30% (Libor + 5.50%/Q)	11/20/07	11,880	11,880	$1.00	(3)
		Common stock (72 shares)		11/20/07	3,000	4,500	$62,125.95	(5)

Primis Marketing Group, Inc. and Primis Holdings, LLC (6)	Database marketing services	Senior subordinated note ($10,222 par due 2/2013)	11.00% Cash, 2.50% PIK	8/24/06	10,222	5,111	$0.50	(4) (14)
		Preferred units (4,000 units)		8/24/06	3,600	—	$—	(5)
		Common units (4,000,000 units)		8/24/06	400	—	$—	(5)

Prommis Solutions, LLC, E-Default Services, LLC, Statewide Tax and Title Services, LLC & Statewide Publishing Services, LLC (formerly known as MR Processing Holding Corp.)	Bankruptcy and foreclosure processing services	Senior subordinated note ($21,773 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/07	21,773	21,773	$1.00	(4)
		Senior subordinated note ($29,817 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/07	29,818	29,818	$1.00	(2) (4)
		Preferred stock (30,000 shares)		4/11/06	3,000	7,000	$233.33	(5)

R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/07	250	250	$1.00	(5)

Summit Business Media, LLC	Business media consulting services	Junior secured loan ($10,000 par due 11/2013)	9.49% (Libor + 7.00%/M)	8/3/07	10,000	9,000	$0.90	(3)

VSS-Tranzact Holdings, LLC (6)	Management consulting services	Common membership interest (8.51% interest)		10/26/07	10,000	10,000		(5)
					128,891	124,780			9.38%

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Printing, Publishing and Media
Canon Communications LLC	Print publications services	Junior secured loan ($7,525 11/2011)	9.23% (Libor + 6.75%/M)	5/25/05	7,525	7,525	$1.00
		Junior secured loan ($4,250 par due 11/2011)	9.23% (Libor + 6.75%/M)	5/25/05	4,250	4,250	$1.00	(2)
		Junior secured loan ($12,000 par due 11/2011)	9.23% (Libor + 6.75%/M)	5/25/05	12,000	12,000	$1.00	(3)

Courtside Acquisition Corp.	Community newspaper publisher	Senior subordinated loan ($34,295 par due 6/2014)	17.00% PIK	6/29/07	34,295	17,148	$0.50	(4) (14)

Daily Candy, Inc. (6)	Internet publication provider	Senior secured loan ($10,077 par due 5/2009)	7.80% (Libor + 5.00%/Q)	5/25/06	12,648	10,077	$1.00	(3)
		Common stock (1,250,000 shares)		5/25/06	2,375	4,988	$3.99	(5)
		Warrants to purchase 1,381,578 shares		5/25/06	2,625	5,512	$3.99	(5)

LVCG Holdings LLC (7)	Commercial printer	Membership interests (56.53% interest)		10/12/07	6,600	8,500		(5)

National Print Group, Inc.	Printing management services	Senior secured revolving loan ($1,889 par due 3/2012)	9.25% (Base Rate + 4.25%/D)	3/2/06	1,889	1,889	$1.00
		Senior secured revolving loan ($2,054 par due 3/2012)	7.70% (Libor + 5.25%/M)	3/2/06	2,054	2,054	$1.00
		Senior secured loan ($4,178 par due 3/2012)	7.92% (Libor + 5.25%/Q)	3/2/06	4,178	4,178	$1.00	(3)
		Senior secured loan ($5,111 par due 3/2012)	8.15% (Libor + 5.25%/Q)	3/2/06	5,111	5,111	$1.00	(3)
		Senior secured loan ($406 par due 8/2012)	12.29% (Libor + 9.25%/B)	3/2/06	406	406	$1.00	(3)
		Senior secured loan ($350 par due 8/2012)	11.90% (Libor + 9.25%/Q)	3/2/06	350	350	$1.00	(3)
		Preferred stock (9,344 shares)		3/2/06	2,000	1,000	$107.02	(5)

The Teaching Company, LLC and The Teaching Company Holdings, Inc. (11)	Education publications provider	Senior secured loan ($28,000 par due 9/2012)	10.50% Cash	9/29/06	28,000	28,000	$1.00
		Preferred stock (29,969 shares)		9/29/06	2,997	3,996	$133.33	(5)
		Common stock (15,393 shares)		9/29/06	3	4	$0.27	(5)
					129,306	116,988			8.80%

Services - Other
American Residential Services, LLC	Plumbing, heating and air-conditioning services	Junior secured loan ($20,008 par due 4/2015)	10.00% Cash, 2.00% PIK	4/17/07	20,008	20,008	$1.00	(4)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Diversified Collection Services, Inc.	Collections services	Senior secured loan ($792 par due 8/2011)	8.50% (Libor + 5.75%/M)	2/2/05	697	736	$0.93
		Senior secured loan ($4,433 par due 8/2011)	8.50% (Libor + 5.75%/M)	2/2/05	4,433	4,123	$0.93	(3)
		Senior secured loan ($1,745 par due 2/2011)	11.25% (Libor + 8.50%/M)	2/2/05	1,744	1,483	$0.85	(2)
		Senior secured loan ($6,758 par due 8/2011)	11.25% (Libor + 8.50%/M)	2/2/05	6,758	5,744	$0.85	(3)
		Senior secured loan ($95 par due 2/2011)	11.25% (Libor + 8.50%/M)	2/2/05	95	80	$0.85	(2)
		Senior secured loan ($367 par due 8/2011)	11.25% (Libor + 8.50%/M)	2/2/05	367	312	$0.85	(3)
		Preferred stock (14,927 shares)		5/18/06	169	109	$7.32	(5)
		Common stock (114,004 shares)		2/2/05	295	191	$1.67	(5)

GCA Services Group, Inc.	Custodial services	Senior secured loan ($27,964 par due 12/2011)	12.00%	12/15/06	27,964	27,964	$1.00	(2)
		Senior secured loan ($11,186 par due 12/2011)	12.00%	12/15/06	11,186	11,186	$1.00	(3)

Growing Family, Inc. and GFH Holdings, LLC	Photography services	Senior secured revolving loan ($1,263 par due 8/2011)	6.50% (Base Rate + 1.50%/D)	3/16/07	1,263	1,010	$0.80
		Senior secured loan ($428 par due 8/2011)	7.00% (Base Rate + 2.00%/D)	3/16/07	427	343	$0.80
		Senior secured loan ($11,259 par due 8/2011)	7.00% (Base Rate + 2.00%/D)	3/16/07	11,259	9,007	$0.80	(3)
		Senior secured loan ($3,616 par due 8/2011)	17.25% (Base Rate + 6.00% Cash, 6.00%PIK/D)	3/16/07	3,616	2,893	$0.80	(4)
		Senior secured loan ($93 par due 8/2011)	17.25% (Base Rate + 6.00% Cash, 6.00%PIK/D)	3/16/07	93	75	$0.80	(4)
		Common stock (552,430 shares)		3/16/07	872	—	$—	(5)

NPA Acquisition, LLC	Powersport vehicle auction operator	Junior secured loan ($12,000 par due 2/2013)	11.22% (Libor + 6.75%/S)	8/23/06	12,000	12,000	$1.00	(3)
		Common units (1,709 shares)		8/23/06	1,000	2,300	$1,345.82	(5)
					104,246	99,564			7.49%

Manufacturing
Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan ($5,616 par due 4/2010)	7.80% (Libor + 5.00%/Q)	3/28/05	5,649	5,616	$1.00	(3)

Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($9,773 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/16/06	9,774	9,480	$0.97	(3)
		Senior secured loan ($536 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/16/06	536	520	$0.97	(3)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior secured loan ($1,523 par due 5/2011)	10.00% (Libor + 6.00%/M)	5/16/06	1,523	1,477	$0.97	(3)
		Senior secured loan ($81 par due 5/2011)	10.00% (Libor + 6.00%/M)	5/16/06	81	79	$0.97	(3)
		Senior secured loan ($4,729 par due 5/2011)	13.00%	5/16/06	4,729	4,587	$0.97

Qualitor, Inc.	Automotive aftermarket components supplier	Senior secured loan ($1,766 par due 12/2011)	6.80% (Libor + 4.00%/Q)	12/29/04	1,766	1,766	$1.00	(3)
		Junior secured loan ($5,000 par due 6/2012)	9.80% (Libor + 7.00%/Q)	12/29/04	5,000	5,000	$1.00	(3)

Reflexite Corporation (7)	Developer and manufacturer of high-visibility reflective products	Senior subordinated loan ($10,191 par due 2/2015)	11.00% Cash, 3.00% PIK	2/29/2008	10,191	10,191	$1.00	(4)
		Common Stock (1,821,860 shares)		3/28/06	27,435	52,000	$28.54	(5)

Saw Mill PCG Partners LLC	Precision components manufacturer	Common units (1,000 units)		2/2/07	1,000	400	$400.00	(5)

UL Holding Co., LLC	Petroleum product manufacturer	Common units (50,000 units)		4/25/08	500	750	$15.00	(5)
		Common units (50,000 units)		4/25/08	—	—	$—	(5)

Universal Trailer Corporation	Livestock and specialty trailer manufacturer	Common stock (74,920 shares)		10/8/04	7,930	—	$—	(5)
					76,114	91,866			6.91%

Environmental Services
AWTP, LLC	Water treatment services	Junior secured loan ($1,610 par due 12/2012)	10.13% (Libor + 7.50%/S)	12/23/05	1,610	1,610	$1.00
		Junior secured loan ($12,072 par due 12/2012)	10.13% (Libor + 7.50%/S)	12/23/05	12,073	12,073	$1.00	(3)

Mactec, Inc.	Engineering and environmental services	Class B-4 Common stock (16 shares)		11/3/04	—	—	$26.92	(5)
		Class C Common stock (5,556 shares)		11/3/04	—	150	$26.92	(5)

Sigma International Group, Inc.	Water treatment parts manufacturer	Junior secured loan (1,833 par due 10/13)	10.27% (Libor + 7.50%/Q)	10/11/07	1,833	1,742	$0.95
		Junior secured loan (4,000 par due 10/13)	10.27% (Libor + 7.50%/Q)	10/11/07	4,000	3,800	$0.95	(3)
		Junior secured loan (2,750 par due 10/13)	9.96% (Libor + 7.50/M)	11/1/07	2,750	2,613	$0.95
		Junior secured loan (6,000 par due 10/13)	9.96% (Libor + 7.50/M)	11/1/07	6,000	5,700	$0.95	(3)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Junior secured loan (917 par due 10/13)	9.96% (Libor + 7.50/M)	11/6/07	917	871	$0.95
		Junior secured loan (2,000 par due 10/13)	9.96% (Libor + 7.50/M)	11/6/07	2,000	1,900	$0.95	(3)

Waste Pro USA, Inc.	Waste management services	Senior subordinated loan ($25,000 par due 11/2013)	11.50%	11/9/06	25,000	25,000	$1.00	(2)
		Preferred stock (15,000 shares)	10.00% PIK	11/9/06	15,000	15,000	$1,000.00	(4)
		Warrants to purchase 882,671 shares		11/9/06	—	4,000	$4.53	(5)

Wastequip, Inc. (6)	Waste management equipment manufacturer	Senior subordinated loan ($12,892 par due 2/2015)	12.00%	2/5/07	12,860	9,040	$0.70
		Common stock (13,889 shares)		2/2/07	1,389	—	$—	(5)
					85,432	83,499			6.28%

Restaurants
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($1,748 par due 11/2013)	7.5% (Base Rate + 2.50%/D)	11/27/06	1,748	1,748	$1.00
		Senior secured revolving loan ($2,008 par due 11/2013)	8.15% 3% Cash, .5% PIK/S	11/27/06	2,008	2,008	$1.00	(4)
		Senior secured loan ($1 par due 11/2012)	12.50% (Base Rate +7.5%/D)	11/27/06	1	1	$1.00
		Senior secured loan ($24,711 par due 11/2012)	13.15% (Libor + 7.5% Cash, 1% PIK/S)	11/27/06	24,711	24,711	$1.00	(4)
		Senior secured loan ($995 par due 11/2012)	13.15% (Libor + 7.5% Cash, 1% PIK/S)	11/27/06	995	995	$1.00	(2)(4)
		Senior secured loan ($9,104 par due 11/2012)	13.15% (Libor + 7.5% Cash, 1% PIK/S)	11/27/06	9,104	9,104	$1.00	(3)(4)
		Promissory note ($11,256 par due 11/2016)	10.00% PIK	6/1/06	11,256	11,268	$1.00	(4)
		Warrants to purchase 0.61 shares		6/1/06	—	—	$1.00	(5)

Encanto Restaurants, Inc. (8)	Restaurant owner and operator	Junior secured loan ($24,352 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/06	24,352	24,352	$1.00	(4)
		Junior secured loan ($1,015 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/06	1,015	1,015	$1.00	(3) (4)
					75,190	75,202			5.65%

Aerospace & Defense
AP Global Holdings, Inc.	Safety and security equipment manufacturer	Senior secured loan ($9,939 par due 10/2013)	6.99% (Libor + 4.50%/M)	11/8/07	9,772	9,740	$0.98

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
ILC Industries, Inc.	Industrial products provider	Junior secured loan ($12,000 par due 8/2012)	11.50%	6/27/06	12,000	12,000	$1.00	(3)

Thermal Solutions LLC and TSI Group, Inc.	Thermal management and electronics packaging manufacturer	Senior secured loan ($2,781 par due 3/2012)	8.25% (Base Rate + 3.25%/D)	3/28/05	2,781	2,781	$1.00	(3)
		Senior secured loan ($1,032 par due 3/2011)	7.75% (Base Rate + 2.75%/D)	3/28/05	1,032	1,032	$1.00	(3)
		Senior subordinated notes ($2,078 par due 9/2012)	11.50% cash, 2.75% PIK	3/28/05	2,102	2,078	$1.00	(4)
		Senior subordinated notes ($3,280 par due 9/2012)	11.50% cash, 2.75% PIK	3/28/05	3,280	3,280	$1.00	(2) (4)
		Senior subordinated notes ($2,646 par due 3/2013)	11.50% cash, 2.50% PIK	3/21/06	2,646	2,646	$1.00	(2) (4)
		Preferred stock (71,552 shares)		3/28/05	715	693	$9.69	(5)
		Common stock (1,460,246 shares)		3/28/05	15	14	$0.01	(5)

Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Junior secured loan ($16,000 par due 7/2014)	10.20% (Libor + 7.50%/Q)	1/17/08	16,000	16,000	$1.00
		Junior secured loan ($12,000 par due 7/2014)	10.20% (Libor + 7.50%/Q)	1/17/08	12,000	12,000	$1.00	(3)
		Common stock (246,279 shares)		1/17/08	2,100	2,100	$8.53	(5)
					64,443	64,364			4.84%

Telecommunications
American Broadband Communications, LLC and American Broadband Holding Company	Broadband communication services	Senior subordinated loan ($50,307 par due 11/2014)	8.00% cash, 8.00% PIK	2/8/08	50,308	50,308	$1.00	(4)
		Senior subordinated loan ($9,795 par due 11/2014)	8.00% cash, 8.00% PIK	11/7/07	9,795	9,795	$1.00	(4)
		Warrants to purchase 170 shares		11/7/07	—	—	$—	(5)
					60,103	60,103			4.52%

Consumer Products - Non-Durable
Innovative Brands, LLC	Consumer products and personal care manufacturer	Senior Secured Loan ($11,361 par due 9/2011)	11.13%	10/12/06	11,361	11,361	$1.00
		Senior Secured Loan ($10,487 par due 9/2011)	11.13%	10/12/06	10,487	10,487	$1.00	(3)

Making Memories Wholesale, Inc. (6)	Scrapbooking branded products manufacturer	Senior secured loan ($6,811 par due 3/2011)	7.50% (Base Rate + 2.50%/D)	5/5/05	6,810	5,449	$0.80	(14)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior subordinated loan ($10,465 par due 5/2012)	12.00% cash, 4.00% PIK	5/5/05	10,465	—	$—	(4) (14)
		Preferred stock (3,759 shares)		5/5/05	3,759	—	$—	(5)

Shoes for Crews, LLC	Safety footwear and slip-related mat manufacturer	Senior secured loan ($744 par due 7/2010)	6.63% (Libor + 3.50%/S)	6/16/06	748	748	$1.01	(3)
		Senior secured loan ($88 par due 7/2010)	6.30% (Libor + 3.50%/Q)	10/8/04	88	88	$1.01	(3)

The Thymes, LLC (7)	Cosmetic products manufacturer	Preferred stock (7,479 shares)	8.00% PIK	6/21/07	7,479	7,479	$1,000.00	(4)
		Common stock (6,850 shares)		6/21/07	—	—	$—	(5)

Wear Me Apparel, LLC (6)	Clothing manufacturer	Senior subordinated notes ($22,695 par due 4/2013)	12.60% cash, 1.00% PIK	4/2/07	22,695	19,299	$0.85	(2) (4)
		Common stock (10,000 shares)		4/2/07	10,000	1,000	$100.00	(5)
					83,892	55,911			4.20%

Computers and Electronics
RedPrairie Corporation	Software manufacturer	Junior secured loan ($6,500 par due 1/2013)	9.28% (Libor + 6.50%/Q)	7/13/06	6,500	6,500	$1.00
		Junior secured loan ($12,000 par due 1/2013)	9.28% (Libor + 6.50%/Q)	7/13/06	12,000	12,000	$1.00	(3)

X-rite, Incorporated	Artwork software manufacturer	Junior secured loan ($4,800 par due 7/2013)	10.50% (Libor + 7.50%/Q)	7/6/06	4,800	4,560	$0.95
		Junior secured loan ($12,000 par due 7/2013)	10.50% (Libor + 7.50%/Q)	7/6/06	12,000	11,400	$0.95	(3)
					35,300	34,460			2.59%

Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	Senior secured loan ($22,419 par due 10/2013)	6.98% (Libor + 4.5%/M)	10/11/07	22,420	22,420	$1.00
		Senior secured loan ($11,459 par due 10/2013)	6.98% (Libor + 4.5%/M)	10/11/07	11,459	11,459	$1.00	(3)
		Senior secured loan ($80 par due 10/2013)	8.50% (Base Rate + 3.50/D)	10/11/07	80	80	$1.00
		Senior secured loan ($41 par due 10/2013)	8.50% (Base Rate + 3.50/D)	10/11/07	41	41	$1.00	(3)
					34,000	34,000			2.56%

Containers-Packaging
Industrial Container Services, LLC (6)	Industrial container manufacturer, reconditioner and servicer	Senior secured revolving loan ($1,239 par due 9/2011)	8.00% (Base Rate + 3.00%/D)	6/21/06	1,239	1,239	$1.00

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior secured revolving loan ($413 par due 9/2011)	6.70% (Libor + 4.00%/M)	6/21/06	413	413	$1.00
		Senior secured loan ($5,867 par due 9/2011)	6.92% (Libor + 4.00%/B)	9/30/05	5,867	5,867	$1.00
		Senior secured loan ($985 par due 9/2011)	6.92% (Libor + 4.00%/B)	6/21/06	985	985	$1.00	(2)
		Senior secured loan ($15,083 par due 9/2011)	6.92% (Libor + 4.00%/B)	6/21/06	15,083	15,083	$1.00	(3)
		Common stock (1,800,000 shares)		9/29/05	1,800	6,300	$3.50	(5)
					25,387	29,887			2.25%

Cargo Transport
The Kenan Advantage Group, Inc.	Fuel transportation provider	Senior subordinated notes ($15,158 par due 12/2013)	9.50% cash, 3.50% PIK	2/29/08	15,159	15,159	$1.00	(4)
		Senior subordinated notes ($9,708 par due 12/2013)	9.50% cash, 3.50% PIK	12/15/05	9,708	9,708	$1.00	(2) (4)
		Senior secured loan ($2,438 par due 12/2011)	5.80% (Libor + 3.00%/Q)	12/15/05	2,438	2,194	$0.90	(3)
		Preferred stock (10,984 shares)		12/15/05	1,098	1,459	$132.86	(5)
		Common stock (30,575 shares)		12/15/05	31	41	$1.33	(5)
					28,434	28,561			2.15%

Grocery
Planet Organic Health Corp. (8)	Organic grocery store operator	Junior secured loan ($6,944 par due 7/2014)	7.98% (Libor + 5.50%/M)	7/3/07	6,944	6,944	$1.00
		Junior secured loan ($10,415 par due 7/2014)	7.98% (Libor + 5.50%/M)	7/3/07	10,416	10,416	$1.00	(3)
		Senior subordinated loan ($9,949 par due 7/2012)	11.00% Cash, 2.00% PIK	7/3/07	9,949	9,949	$1.00	(4)
					27,309	27,309			2.05%

Consumer Products - Durable
Direct Buy Holdings, Inc. and Direct Buy Investors LP (6)	Membership-based buying club franchisor and operator	Senior secured loan ($2,378 par due 11/2012)	7.40% (Libor + 4.50%/Q)	12/14/07	2,283	2,235	$0.94
		Senior secured loan ($91 par due 11/2012)	6.99% (Libor + 4.50%/Q)	12/14/07	87	85	$0.94
		Partnership interests (19.31% interest)		11/30/07	10,000	10,000		(5)
					12,370	12,320			0.93%

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Housing - Building Materials
HB&G Building Products	Synthetic and wood product	Senior subordinated loan ($8,970 par due 3/2011)	13.00% cash, 3.00% PIK	10/8/04	8,988	7,627	$0.85	(2) (4)
	manufacturer	Common stock (2,743 shares)		10/8/04	753	43	$15.66	(5)
		Warrants to purchase 4,464 shares		10/8/04	653	37	$8.34	(5)
					10,394	7,707			0.58%

Total					$2,161,978	$2,090,452

(1) Other than our investments in Equinox EIC Partners, LLC, HCP Acquisition Holdings, LLC, Ivy Hill Middle Market Credit Fund, Ltd., LVCG Holdings LLC, Reflexite Corporation and The Thymes, LLC, we do not “Control” any of our portfolio companies, as defined in the Investment Company Act. In general, under the Investment Company Act, we would “Control” a portfolio company if we owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. All of our portfolio company investments are subject to legal restrictions on sales which as of June 30, 2008 represented 157% of the Company’s net assets.

(2) Pledged as collateral for the CP Funding Facility and, unless otherwise noted, all other investments are pledged as collateral for the Revolving Credit Facility (see Note 7 to the consolidated financial statements).

(3) Pledged as collateral for the ARCC CLO and, unless otherwise noted, all other investments are pledged as collateral for the Revolving Credit Facility (see Note 7 to the consolidated financial statements).

(4) Has a payment-in-kind interest feature (see Note 2 to the consolidated financial statements).

(5) Non-income producing at June 30, 2008.

(6) As defined in the Investment Company 1940 Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities.  Transactions during the period for the six months ended June 30, 2008 in which the issuer was an Affiliate (but not a portfolio company that we “Control”) are as follows (in thousands):

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains/losses	Net unrealized gains/losses
Abingdon Investments Limited	$—	$—	$—	$—	$—	$266	$—	$—	$(1,453)
Apple & Eve, LLC and US Juice Partners, LLC	$3,500	$230	$—	$2,344	$—	$—	$21	$—	$(2,283)
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC	$3,293	$661	$—	$2,557	$—	$—	$271	$—	$(2,542)
Campus Management Corp. and Campus Management Acquisition Corp.	$52,500	$—	$—	$2,111	$1,195	$—	$40	$—	$—
Daily Candy, Inc.	$—	$1,795	$434	$1,274	$—	$—	$—	$—	$1,900
Direct Buy Holdings, Inc. and Direct Buy Investors LP	$—	$—	$—	$47	$—	$—	$—	$1	$(49)
Firstlight Financial Corporation	$—	$—	$—	$3,270	$—	$—	$188	$—	$(5,000)
Imperial Capital Group, LLC	$584	$—	$—	$—	$—	$—	$—	$—	$—
Industrial Container Services, LLC	$1,322	$5,771	$—	$983	$—	$—	$72	$—	$1,300
Investor Group Services, LLC	$—	$1,000	$—	$11	$—	$—	$20	$—	$500
Pillar Holdings LLC and PHL Holding Co.	$2,063	$337	$26,000	$1,770	$(100)	$—	$(15)	$—	$1,500
Primis Marketing Group, Inc. and Primis Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(3,476)
Making Memories Wholesale, Inc.	$—	$314	$—	$189	$—	$—	$—	$—	$(7,891)
VSS-Tranzact Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
Wastequip, Inc.	$—	$—	$—	$644	$—	$—	$—	$—	$(1,993)
Wear Me Apparel, LLC	$—	$—	$—	$1,497	$—	$—	$22	$—	$(4,396)

(7) As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). In addition, as defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the six months ended June 30, 2008 in which the issuer was both an Affiliate and a portfolio company that we Control are as follows (in thousands):

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains/losses	Net unrealized gains/losses
Equinox EIC Partners, LLC	$31,200	$31,676	$—	$2,829	$2,900	$—	$36	$—	$5,000
HCP Acquisition Holdings, LLC	$8,100	$—	$—	$—	$—	$—	$—	$—	$—
Ivy Hill Middle Market Credit Fund, Ltd.	$—	$—	$—	$2,593	$—	$—	$581	$—	$(1,600)
LVCG Holdings, LLC	$—	$—	$—	$—	$—	$—	$50	$—	$1,900
Reflexite Corporation	$10,000	$—	$—	$468	$100	$—	$—	$—	$(2,666)
The Thymes, LLC	$—	$—	$—	$290	$—	$—	$—	$—	$—

(8) Non-U.S. company or principal place of business outside the U.S. and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

(9) Non-registered investment company.

(10) A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either Libor or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually (A), semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D).  For each such loan, we have provided the interest rate in effect at June 30, 2008.

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

(14) Loan was on non-accrual status as of June 30, 2008.

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2007

(dollar amounts in thousands, except per unit data)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Healthcare—Services
American Renal Associates, Inc.	Dialysis provider	Senior secured loan ($2,131 par due 12/2010)	8.36% (Libor+ 3.25%/S)	12/14/05	$2,131	$2,131	$1.00	(3)
		Senior secured loan ($16 par due 12/2011)	8.45% (Libor + 3.25%/Q)	12/14/05	16	16	$1.00	(3)
		Senior secured loan ($197 par due 12/2010)	9.00% (Base Rate + 1.75%/D)	12/14/05	197	197	$1.00	(3)
		Senior secured loan ($5,770 par due 12/2011)	8.36% (Libor + 3.25%/S)	12/14/05	5,770	5,770	$1.00	(3)
		Senior secured loan ($28 par due 12/2011)	9.00% (Base Rate + 1.75%/D)	12/14/05	28	28	$1.00	(3)
		Senior secured loan ($262 par due 12/2011)	8.36% (Libor + 3.25%/S)	12/14/05	262	262	$1.00	(3)
		Senior secured loan ($2,620 par due 12/2011)	8.48% (Libor + 3.25% /Q)	12/14/05	2,620	2,620	$1.00	(3)

Capella Healthcare, Inc.	Acute care hospital operator	Junior secured loan ($19,000 par due 11/2013)	10.34% (Libor + 5.50%/Q)	12/1/05	19,000	19,000	$1.00
		Junior secured loan ($30,000 par due 11/2013)	10.34% (Libor + 5.50%/Q)	12/1/05	30,000	30,000	$1.00	(2)

CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC (6)	Healthcare information management services	Senior secured revolving loan ($810 par due 3/2012)	10.38% (Libor + 5.00%/Q)	6/15/07	810	810	$1.00
		Senior secured revolving loan ($810 par due 3/2012)	10.25% (Libor + 5.00%/M)	6/15/07	810	810	$1.00
		Senior secured revolving loan ($810 par due 3/2012)	10.15% (Libor + 5.00%/Q)	6/15/07	810	810	$1.00
		Senior secured loan ($13,000 par due 3/2012)	10.38% (Libor + 5.00%/S)	6/15/07	13,000	13,000	$1.00
		Senior secured loan ($4,000 par due 3/2012)	10.38% (Libor + 5.00%/S)	6/15/07	4,000	4,000	$1.00	(3)
		Senior secured loan ($6,500 par due 3/2012)	10.25% (Libor + 5.00%/M)	6/15/07	6,500	6,500	$1.00
		Senior secured loan ($2,000 par due 3/2012)	10.25% (Libor + 5.00%/M)	6/15/07	2,000	2,000	$1.00	(3)
		Senior secured loan ($19,500 par due 3/2012)	10.15% (Libor + 5.00%/Q)	6/15/07	19,500	19,500	$1.00
		Senior secured loan ($6,000 par due 3/2012)	10.15% (Libor + 5.00%/Q)	6/15/07	6,000	6,000	$1.00	(3)
		Preferred stock (6,000 shares)		6/15/07	6,000	6,000	$1,000.00	(5)
		Common stock (9,679 shares)		6/15/07	4,000	4,000	$413.27	(5)
		Common stock (1,546 shares)		6/15/07	—	—	$—	(5)

DSI Renal, Inc.	Dialysis provider	Senior subordinated note ($53,933 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/06	53,956	53,933	$1.00	(4)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior subordinated note ($11,576 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/06	11,577	11,577	$1.00	(4) (3)
		Senior secured revolving loan ($3,360 par due 3/2013)	10.25% (Base Rate + 3.00%/D)	4/4/06	3,360	3,024	$0.90
		Senior secured revolving loan ($1,600 par due 3/2013)	8.19% (Libor + 3.00%/Q)	4/4/06	1,600	1,440	$0.90
		Senior secured revolving loan ($1,440 par due 3/2013)	8.13% (Libor + 3.00%/Q)	4/4/06	1,440	1,296	$0.90

MPBP Holdings, Inc., Cohr Holdings, Inc. and MPBP Acquisition Co., Inc.	Healthcare equipment services	Junior secured loan ($20,000 par due 1/2014)	11.53% (Libor + 6.25%/Q)	1/31/07	20,000	15,000	$0.75
		Junior secured loan ($12,000 par due 1/2014)	11.53% (Libor + 6.25%/Q)	1/31/07	12,000	9,000	$0.75	(3)
		Common stock (50,000 shares)		1/31/07	5,000	2,500	$50.00	(5)

MWD Acquisition Sub, Inc.	Dental services	Junior secured loan ($5,000 par due 5/2012)	11.57% (Libor + 6.25%/Q)	5/3/07	5,000	5,000	$1.00

OnCURE Medical Corp.	Radiation oncology care provider	Senior subordinated note ($26,055 par due 8/2013)	11.00% Cash, 1.50% PIK	8/18/06	26,056	26,056	$1.00	(4)
		Common stock (857,143 shares)		8/18/06	3,000	3,000	$3.50	(5)

GG Merger Sub I, Inc.	Drug testing services	Senior secured loan ($23,330 par due 12/2014)	9% (Libor + 4.00%/S)	12/14/07	22,286	23,330	$1.00

Triad Laboratory Alliance, LLC	Laboratory services	Senior subordinated note ($15,091 par due 12/2012)	12.00% cash, 1.75% PIK	12/21/05	15,091	15,091	$1.00	(4)
		Senior secured loan ($6,860 par due 12/2011)	8.08% (Libor + 3.25%/Q)	12/21/05	6,860	6,174	$0.90
		Senior secured loan ($2,940 par due 12/2011)	8.08% (Libor + 3.25%/Q)	12/21/05	2,940	2,646	$0.90	(3)
					313,620	302,521			26.85%

Financial
Abingdon Investments Limited (6) (8) (9)	Investment company	Ordinary shares (948,500 shares)		12/15/06	9,033	7,745	$8.17	(5)

Firstlight Financial Corporation (6) (9)	Investment company	Senior subordinated loan ($64,927 par due 12/2016)	10.00% PIK	12/31/06	64,944	64,944	$1.00	(4)
		Common stock (10,000 shares)		12/31/06	10,000	7,500	$750.00	(5)
		Common stock (30,000 shares)		12/31/06	30,000	22,500	$750.00	(5)

Ivy Hill Middle Market Credit Fund, Ltd. (6) (8) (9)	Investment company	Class B deferrable interest notes ($40,000 par due 11/2018)	11.00% (Libor + 6.00%/Q)	11/20/07	40,000	40,000	$1.00
		Subordinated notes (16,000 par due 11/2018)		11/20/07	16,000	16,000	$1.00	(5)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Imperial Capital Group, LLC (6) (9)	Investment banking services	Common units (7,710 shares)		5/10/07	14,997	14,997	$1,945.16	(5)
		Common units (2,526 shares)		5/10/07	3	3	$1.00	(5)
		Common units (315 shares)		5/10/07	—	—	$—	(5)

Partnership Capital Growth Fund I, L.P. (9)	Investment partnership	Limited partnership interest (25% interest)		6/16/06	1,317	1,317		(5)
					186,294	175,006			15.53%

Business Services
Investor Group Services, LLC (16)	Financial services	Senior secured loan ($1,000 par due 6/2011)	12.00%	6/22/06	1,000	1,000	$1.00	(3)
		Limited liability company membership interest (10.00% interest)		6/22/06	—	—		(5)

Miller Heiman, Inc.	Sales consulting services	Senior secured loan ($1,428 par due 6/2010)	8.31% (Libor + 3.25%/Q)	6/20/05	1,428	1,428	$1.00	(3)
		Senior secured loan ($3,977 par due 6/2012)	8.58% (Libor + 3.75%/Q)	6/20/05	3,977	3,977	$1.00	(3)

Prommis Solutions, LLC, E-Default Services, LLC, Statewide Tax and Title Services, LLC & Statewide Publishing Services, LLC (formerly known as MR Processing Holding Corp.)	Bankruptcy and foreclosure processing services	Senior subordinated note ($21,557 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/07	21,557	21,557	$1.00	(4)
		Senior subordinated note ($29,523 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/07	29,523	29,523	$1.00	(2) (4)
		Preferred stock (30,000 shares)		4/11/06	3,000	4,500	$150.00	(5)

Pillar Holdings LLC and PHL Holding Co. (6)	Mortgage services	Senior secured revolving loan ($500 par due 11/2013)	10.37% (Libor + 5.50%/M)	11/20/07	500	500	$1.00
		Senior secured loan ($55,000 par due 11/2013)	10.33% (Libor + 5.50%/Q)	11/20/07	55,000	55,000	$1.00
		Common stock (97 shares)		11/20/07	4,000	4,000	$41,420.73	(5)

Primis Marketing Group, Inc. and Primis Holdings, LLC (6)	Database marketing services	Senior subordinated note ($10,222 par due 2/2013)	11.00% Cash, 2.50% PIK	8/24/06	10,222	8,587	$0.84	(2) (4)
		Preferred units (4,000 shares)		8/24/06	3,600	—	$—	(5)
		Common units (4,000,000 shares)		8/24/06	400	—	$—	(5)

R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/07	250	250	$1.00	(5)

Summit Business Media, LLC	Business media consulting services	Junior secured loan ($10,000 par due 11/2013)	11.85% (Libor + 7.00%/M)	8/3/07	10,000	10,000	$1.00	(3)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
VSS-Tranzact Holdings, LLC (6)	Management Consulting Services	Common membership units (8.51% interest)		10/26/07	10,000	10,000		(5)
					154,457	150,322			13.34%

Printing, Publishing and Media
Canon Communications LLC	Print publications services	Junior secured loan ($7,525 par due 11/2011)	11.60% (Libor + 6.75%/M)	5/25/05	7,525	7,525	$1.00
		Junior secured loan ($4,250 par due 11/2011)	11.60% (Libor + 6.75%/M)	5/25/05	4,250	4,250	$1.00	(2)
		Junior secured loan ($12,000 par due 11/2011)	11.60% (Libor + 6.75%/M)	5/25/05	12,000	12,000	$1.00	(3)

Courtside Acquisition Corp.	Community newspaper publisher	Senior subordinated loan ($32,280 par due 6/2014)	15.00% PIK	6/29/07	32,280	32,280	$1.00	(4)

Daily Candy, Inc. (6)	Internet publication provider	Senior secured loan ($497 par due 5/2009)	9.72% (Libor + 5.00%/S)	5/25/06	573	497	$1.00
		Senior secured loan ($11,629 par due 5/2009)	9.72% (Libor + 5.00%/S)	5/25/06	13,399	11,629	$1.00	(3)
		Senior secured loan ($5 par due 5/2009)	9.72% (Libor + 5.00%/S)	5/25/06	5	5	$1.00
		Senior secured loan ($106 par due 5/2009)	9.72% (Libor + 5.00%/S)	5/25/06	122	106	$1.00	(3)
		Senior secured loan ($3 par due 5/2009)	9.84% (Libor + 5.00%/Q)	5/25/06	3	3	$1.00
		Senior secured loan ($66 par due 5/2009)	9.84% (Libor + 5.00%/Q)	5/25/06	76	66	$1.00	(3)
		Common stock (1,250,000 shares)		5/25/06	2,375	4,085	$3.27	(5)
		Warrants to purchase 1,381,578 shares		5/25/06	2,625	4,515	$3.27	(5)

LVCG Holdings LLC (7)	Commercial printer	Membership interests (56.53% interest)		10/12/07	6,600	6,600		(5)

National Print Group, Inc.	Printing management services	Senior secured revolving loan ($835 par due 3/2012)	9.75% (Base Rate + 2.50%/D)	3/2/06	835	835	$1.00
		Senior secured revolving loan ($1,370 par due 3/2012)	8.75% (Libor + 3.50%/M)	3/2/06	1,370	1,370	$1.00
		Senior secured loan ($4,775 par due 3/2012)	8.33% (Libor + 3.50%/Q)	3/2/06	4,775	4,775	$1.00	(3)
		Senior secured loan ($5,111 par due 3/2012)	8.58% (Libor + 3.50%/Q)	3/2/06	5,111	5,111	$1.00	(3)
		Senior secured loan ($406 par due 8/2012)	12.09% (Libor + 7.00%/B)	3/2/06	406	406	$1.00	(3)
		Senior secured loan ($350 par due 8/2012)	11.96% (Libor + 7.00%/Q)	3/2/06	350	350	$1.00	(3)
		Preferred stock (9,344 shares)		3/2/06	2,000	2,000	$214.04	(5)

The Teaching Company, LLC and The Teaching Company Holdings, Inc. (11)	Education publications provider	Senior secured loan ($28,000 par due 9/2012)	10.50%	9/29/06	28,000	28,000	$1.00

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Preferred stock (29,969 shares)		9/29/06	2,997	3,996	$133.33	(5)
		Common stock (15,393 shares)		9/29/06	3	4	$0.27	(5)
					127,680	130,408			11.57%

Education
ELC Acquisition Corporation	Developer, manufacturer and retailer of educational products	Senior secured loan ($2,707 par due 11/2012)	9.18% (Libor + 3.75%/Q)	11/30/06	2,707	2,707	$1.00
		Senior secured loan ($355 par due 11/2012)	9.18% (Libor + 3.75%/Q)	11/30/06	355	355	$1.00	(3)
		Junior secured loan ($8,333 par due 11/2013)	12.11% (Libor + 7.00%/Q)	11/30/06	8,333	8,333	$1.00	(3)

Equinox EIC Partners, LLC and MUA Management Company, Ltd. (1) (7)	Medical school operator	Senior secured revolving loan ($3,0000 par due 12/2012)	11.36% (Libor + 6.00%/Q)	4/3/07	3,000	3,000	$1.00
		Senior secured revolving loan ($3,139 par due 12/2012)	12.75% (Base Rate + 5.00%/D)	4/3/07	3,139	3,139	$1.00
		Senior secured revolving loan ($2,000 par due 12/2012)	12.75% (Base Rate + 5.00%/D)	4/3/07	2,000	2,000	$1.00
		Senior secured revolving loan ($2,000 par due 12/2012)	11.24% (Libor + 6.00%/Q)	4/3/07	2,000	2,000	$1.00
		Senior secured loan ($5,475 par due 12/2012)	10.86% (Libor + 6.00%/Q)	4/3/07	5,475	5,475	$1.00
		Senior secured loan ($14,113 par due 12/2012)	11.11% (Libor + 6.00%/Q)	9/21/07	14,113	14,113	$1.00
		Senior secured loan ($7,450 par due 12/2012)	11.21% (Libor + 6.00%/Q)	4/3/07	7,450	7,450	$1.00	(3)
		Common membership interest (26.27% interest)		9/21/07	15,000	15,000		(5)

Instituto de Banca y Comercio, Inc. (8)	Private school operator	Senior secured revolving loan ($1,125 par due 3/2014)	8.10% (Libor + 3.00%/M)	3/15/07	1,125	1,125	$1.00
		Senior secured loan ($12,378 par due 3/2014)	9.96% (Libor + 5.00%/Q)	3/15/07	12,378	12,378	$1.00
		Senior secured loan ($11,940 par due 3/2014)	9.96% (Libor + 5.00%/Q)	3/15/07	11,940	11,940	$1.00	(3)

Lakeland Finance, LLC	Private school operator	Senior secured note ($18,000 par due 12/2012)	11.50%	12/13/05	18,000	18,000	$1.00
		Senior secured note ($15,000 par due 12/2012)	11.50%	12/13/05	15,000	15,000	$1.00	(2)
					122,014	122,015			10.83%

Retail
Apogee Retail, LLC	For-profit thrift retailer	Senior secured loan ($9,373 par due 3/2012)	10.39% (Libor + 5.25%/S)	3/27/07	9,373	9,373	$1.00

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior secured loan ($19,850 par due 3/2012)	10.39% (Libor+ 5.25%/S)	3/27/07	19,850	19,850	$1.00	(2)
		Senior secured loan ($11,910 par due 3/2012)	10.39% (Libor+ 5.25%/S)	3/27/07	11,910	11,910	$1.00	(3)

Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Senior subordinated note ($28,281 par due 8/2014)	10.00% cash, 2.00% PIK	8/8/06	28,281	28,281	$1.00	(2) (4)
		Common stock (1,170,182 shares)		8/8/06	4,500	4,500	$3.85	(5)

Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($4,632 par due 9/2012)	9.95% (Libor+ 4.75%/M)	9/28/06	4,632	4,632	$1.00	(3)
		Senior secured loan ($120 par due 9/2012)	11.00% (Base Rate+ 3.75%/D)	9/28/06	120	120	$1.00	(3)
		Senior secured loan ($14,000 par due 9/2012)	11.20% (Libor+ 6.00%/M)	9/28/06	14,000	14,000	$1.00	(2)
		Senior secured loan ($14,000 par due 9/2012)	11.20% (Libor+ 6.00%/M)	9/28/06	14,000	14,000	$1.00
		Senior secured loan ($7,200 par due 9/2012)	11.20% (Libor+ 6.00%/M)	9/28/06	7,200	7,200	$1.00	(3)
		Preferred stock (80 shares)		9/28/06	1,800	1,800	$22,500.00	(5)
		Common stock (800 shares)		9/28/06	200	200	$250.00	(5)
					115,866	115,866			10.28%

Beverage, Food and Tobacco
3091779 Nova Scotia Inc. (12)	Baked goods manufacturer	Junior secured revolving loan (Cdn$14,000 par due 11/2012)	11.50%	11/2/07	14,850	14,021	$1.00	(12)
		Warrants to purchase 57,545 shares			—	—	$—	(5)

Best Brands Corporation	Baked goods manufacturer	Junior secured loan ($27,115 par due 6/2013)	17.23% (Libor+ 12.00%/Q)	12/14/06	27,115	27,115	$1.00	(2)
		Junior secured loan ($12,168 par due 6/2013)	17.23% (Libor+ 12.00%/Q)	12/14/06	12,168	12,168	$1.00	(3)

Charter Baking Company, Inc.	Baked goods manufacturer	Preferred stock (6,258 shares)		9/1/06	2,500	2,500	$399.49	(5)

Apple & Eve, LLC and US Juice Partners, LLC (6)	Juice manufacturer	Senior secured revolving loan ($1,846 par due 10/2013)	10.93% (Libor+ 6.00%/M)	10/5/07	1,846	1,846	$1.00
		Senior secured revolving loan ($1,000 par due 10/2013)	10.93% (Libor+ 6.00%/M)	10/5/07	1,000	1,000	$1.00
		Senior secured loan ($33,915 par due 10/2013)	10.93% (Libor+ 6.00%/M)	10/5/07	33,915	33,915	$1.00
		Senior secured loan ($11,970 par due 10/2013)	10.93% (Libor+ 6.00%/M)	10/5/07	11,970	11,970	$1.00	(3)
		Common membership units (50,000 units)		10/5/07	5,000	5,000	$100.00	(5)
					110,364	109,535			9.72%

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Services — Other
American Residential Services, LLC	Plumbing, heating and air-conditioning services	Junior secured loan ($20,101 par due 4/2015)	10.00% Cash, 2.00% PIK	4/17/07	20,101	20,101	$1.00	(4)

Diversified Collection Services, Inc.	Collections services	Senior secured loan ($874 par due 8/2011)	10.60% (Libor+ 5.75%/M)	2/2/05	769	761	$0.87
		Senior secured loan ($4,897 par due 8/2011)	10.60% (Libor+ 5.75%/M)	2/2/05	4,897	4,260	$0.87	(3)
		Senior secured loan ($1,742 par due 2/2011)	13.35% (Libor+ 8.50%/M)	2/2/05	1,742	1,359	$0.78	(2)
		Senior secured loan ($6,758 par due 8/2011)	13.35% (Libor+ 8.50%/M)	2/2/05	6,758	5,271	$0.78	(3)
		Preferred stock (14,927 shares)		5/18/06	169	—	$—	(5)
		Common stock (114,004 shares)		2/2/05	295	—	$—	(5)

GCA Services Group, Inc.	Custodial services	Senior secured loan ($30,000 par due 12/2011)	12.00%	12/15/06	30,000	30,000	$1.00	(2)
		Senior secured loan ($12,000 par due 12/2011)	12.00%	12/15/06	12,000	12,000	$1.00	(3)

Growing Family, Inc. and GFH Holdings, LLC	Photography services	Senior secured revolving loan ($500 par due 8/2011)	8.02% (Libor+ 3.00%/Q)	3/16/07	500	480	$0.96
		Senior secured revolving loan ($763 par due 8/2011)	8.26% (Libor+ 3.00%/Q)	3/16/07	763	732	$0.96
		Senior secured loan ($367 par due 8/2011)	8.56% (Libor+ 3.50%/Q)	3/16/07	367	352	$0.96
		Senior secured loan ($9,646 par due 8/2011)	8.56% (Libor+ 3.50%/Q)	3/16/07	9,646	9,260	$0.96	(3)
		Senior secured loan ($71 par due 8/2011)	8.47% (Libor+ 3.50%/Q)	3/16/07	71	68	$0.96
		Senior secured loan ($1,854 par due 8/2011)	8.47% (Libor+ 3.50%/Q)	3/16/07	1,854	1,780	$0.96	(3)
		Senior secured loan ($3,575 par due 8/2011)	10.97% (Libor+ 6.00%/Q)	3/16/07	3,576	3,147	$0.88
		Senior secured loan ($52 par due 8/2011)	10.97% (Libor+ 6.00%/Q)	3/16/07	52	46	$0.88
		Common stock (552,430 shares)		3/16/07	872	90	$0.16	(5)

NPA Acquisition, LLC	Powersport vehicle auction operator	Junior secured loan ($12,000 par due 2/2013)	12.50% (Base Rate+ 5.25%/D)	8/23/06	12,000	12,000	$1.00	(3)
		Common units (1,709 shares)		8/23/06	1,000	1,500	$877.71	(5)
					107,431	103,207			9.16%

Consumer Products – Non-Durable
Badanco Enterprises, Inc.	Luggage manufacturer	Senior secured revolving loan ($2,150 par due 1/2012)	10.50% (Base Rate+ 3.25%/D)	1/24/07	2,150	2,150	$1.00
		Senior secured loan ($313 par due 1/2012)	10.50% (Base Rate+ 3.25%/D)	1/24/07	313	313	$1.00	(3)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior secured loan ($5,938 par due 1/2012)	9.37% (Libor+ 4.50%/M)	1/24/07	5,938	5,938	$1.00	(3)
		Senior secured loan ($4,375 par due 1/2012)	9.39% (Libor+ 4.50%/B)	1/24/07	4,375	4,375	$1.00	(3)

Innovative Brands, LLC	Consumer products and personal care manufacturer	Senior Secured Loan ($12,838 par due 9/2011)	11.13%	10/12/06	12,838	12,838	$1.00
		Senior Secured Loan ($11,880 par due 9/2011)	11.13%	10/12/06	11,880	11,880	$1.00	(3)

Making Memories Wholesale, Inc. (6)	Scrapbooking branded products manufacturer	Senior secured loan ($7,125 par due 3/2011)	9.75% (Base Rate+ 2.50%/D)	5/5/05	7,125	7,125	$1.00	(3)
		Senior subordinated loan ($10,465 par due 5/2012)	12.00% cash, 4.00% PIK	5/5/05	10,465	6,802	$0.65	(2) (4) (14)
		Preferred stock (3,759 shares)		5/5/05	3,759	—	$—	(5)

Shoes for Crews, LLC	Safety footwear and slip-related mats	Senior secured revolving loan ($2,333 par due 7/2010)	9.25% (Base Rate+ 2.00%/D)	6/16/06	2,333	2,333	$1.00
		Senior secured loan ($971 par due 7/2010)	7.72% (Libor+ 3.00%/S)	10/8/04	971	971	$1.00	(3)
		Senior secured loan ($75 par due 7/2010)	9.25% (Base Rate+ 2.00%/D)	10/8/04	75	75	$1.00	(3)

The Thymes, LLC (7)	Cosmetic products manufacturer	Preferred stock (7,188 shares)	8.00% PIK	6/21/07	7,189	7,189	$1,000.02	(4)
		Common stock (6,850 shares)		6/21/07	—	—	$—	(5)

Wear Me Apparel, LLC (6)	Clothing manufacturer	Senior subordinated notes ($22,500 par due 4/2013)	12.60% cash, 1.00% PIK	4/2/07	22,559	22,559	$1.00	(2) (4)
		Common stock (10,000 shares)		4/2/07	10,000	2,000	$200.00	(5)
					101,969	86,548			7.68%

Environmental Services
AWTP, LLC	Water treatment services	Junior secured loan ($1,608 par due 12/2012)	13.43% (Libor+ 8.50%/Q)	12/23/05	1,612	1,612	$1.00
		Junior secured loan ($12,061 par due 12/2012)	13.43% (Libor+ 8.50%/Q)	12/23/05	12,061	12,061	$1.00	(3)

Mactec, Inc.	Engineering and environmental services	Common stock (16 shares)		11/3/04	—	—	$20.78	(5)
		Common stock (5,556 shares)		11/3/04	—	115	$20.78	(5)

Sigma International Group, Inc.	Water treatment parts manufacturer	Junior secured loan (1,833 par due 10/13)	12.37% (Libor+ 7.50%/Q)	10/11/2007	1,833	1,833	$1.00
		Junior secured loan (4,000 par due 10/13)	12.37% (Libor+ 7.50%/Q)	10/11/2007	4,000	4,000	$1.00	(3)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Junior secured loan (2,750 par due 10/13)	12.73% (Libor+ 7.50/M)	11/1/2007	2,750	2,750	$1.00
		Junior secured loan (6,000 par due 10/13)	12.73% (Libor+ 7.50/M)	11/1/2007	6,000	6,000	$1.00	(3)
		Junior secured loan (917 par due 10/13)	12.29% (Libor+ 7.50%/S)	11/6/2007	917	917	$1.00
		Junior secured loan (2,000 par due 10/13)	12.29% (Libor+ 7.50%/S)	11/6/2007	2,000	2,000	$1.00	(3)

Waste Pro USA, Inc.	Waste management services	Senior subordinated loan ($25,000 par due 11/2013)	11.50%	11/9/06	25,000	25,000	$1.00	(2)
		Preferred stock (15,000 shares)	10.00% PIK	11/9/06	15,000	15,000	$1,000.00	(4)
		Warrants to purchase 882,671 shares		11/9/06	—	4,000	$4.53	(5)

Wastequip, Inc. (6)	Waste management equipment manufacturer	Senior subordinated loan ($12,602 par due 2/2015)	12.00%	2/5/07	12,731	10,210	$0.81
		Common stock (13,889 shares)		2/2/07	1,389	694	$50.00	(5)
					85,293	86,192			7.65%

Manufacturing
Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan ($5,616 par due 4/2010)	10.20% (Libor+ 5.00%/Q)	3/28/05	5,650	5,616	$1.00	(3)

Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($10,164 par due 5/2011)	9.00% (Base Rate+ 1.75%/D)	5/16/06	10,164	10,164	$1.00	(3)
		Senior secured loan ($1,523 par due 5/2011)	10.75% (Base Rate+ 3.50%/D)	5/16/06	1,523	1,523	$1.00	(3)
		Senior secured loan ($4,411 par due 5/2011)	13.00%	5/16/06	4,422	4,422	$1.00

Qualitor, Inc.	Automotive aftermarket components supplier	Senior secured loan ($1,775 par due 12/2011)	9.08% (Libor+ 4.25%/Q)	12/29/04	1,775	1,775	$1.00	(3)
		Junior secured loan ($5,000 par due 6/2012)	12.08% (Libor+ 7.25%/Q)	12/29/04	5,000	5,000	$1.00	(3)

Reflexite Corporation (7)	Developer and manufacturer of high-visibility reflective products	Common Stock (1,821,860 shares)		3/28/06	27,435	54,666	$30.01	(5)

Saw Mill PCG Partners LLC	Precision components manufacturer	Common units (1,000 units)		2/2/07	1,000	400	$400.00	(5)

Universal Trailer Corporation (6)	Livestock and specialty trailer manufacturer	Common stock (50,000 shares)		10/8/04	6,425	485	$9.69	(5)
		Warrants to purchase 22,208 shares		10/8/04	1,506	215	$9.69	(5)
					64,900	84,266			7.48%

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Restaurants
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($2,000 par due 11/2013)	8.88% (Libor+ 3.50%/Q)	11/27/06	2,000	2,000	$1.00
		Senior secured revolving loan ($2,237 par due 11/2013)	9.75% (Base Rate+ 2.50%/D)	11/27/06	2,237	2,237	$1.00
		Senior secured loan ($19,606 par due 11/2012)	13.88% (Libor+ 8.50%/Q)	11/27/06	19,606	19,606	$1.00
		Senior secured loan ($990 par due 11/2012)	13.88% (Libor+ 8.50%/Q)	11/27/06	990	990	$1.00	(2)
		Senior secured loan ($14,054 par due 11/2012)	13.88% (Libor+ 8.50%/Q)	11/27/06	14,054	14,054	$1.00	(3)
		Promissory note ($10,713 par due 11/2016)	10.00% PIK	6/1/06	10,713	10,725	$1.00	(4)
		Warrants to purchase 0.61 shares		6/1/06	—	—	$—	(5)

Encanto Restaurants, Inc. (8)	Restaurant owner and operator	Junior secured loan ($24,352 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/06	24,352	24,352	$1.00	(4)
		Junior secured loan ($1,015 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/06	1,015	1,015	$1.00	(3) (4)
					74,967	74,979			6.66%

Containers – Packaging
Captive Plastics, Inc.	Plastics container manufacturer	Junior secured loan ($3,500 par due 2/2012)	12.34% (Libor+ 7.25%/Q)	12/19/05	3,500	3,500	$1.00
		Junior secured loan ($12,000 par due 2/2012)	12.34% (Libor+ 7.25%/Q)	12/19/05	12,000	12,000	$1.00	(3)

Industrial Container Services, LLC (6)	Industrial container manufacturer, reconditioner and servicer	Senior secured revolving loan ($1,859 par due 9/2011)	10.25% (Base Rate+ 3.00%/D)	6/21/06	1,859	1,859	$1.00
		Senior secured revolving loan ($4,130 par due 9/2011)	8.93% (Libor+ 4.00%/M)	6/21/06	4,130	4,130	$1.00
		Senior secured loan ($5,897 par due 9/2011)	8.93% (Libor+ 4.00%/M)	9/30/05	5,897	5,897	$1.00
		Senior secured loan ($990 par due 9/2011)	8.93% (Libor+ 4.00%/M)	6/21/06	990	990	$1.00	(2)
		Senior secured loan ($15,161 par due 9/2011)	8.93% (Libor+ 4.00%/M)	6/21/06	15,161	15,161	$1.00	(3)
		Common stock (1,800,000 shares)		9/29/05	1,800	5,000	$2.78	(5)
					45,337	48,537			4.31%

Aerospace & Defense
AP Global Holdings, Inc.	Safety and security equipment manufacturer	Senior secured loan ($20,000 par due 10/2013)	9.73% (Libor+ 4.50%/M)	11/8/07	19,607	20,000	$1.00

ILC Industries, Inc.	Industrial products provider	Junior secured loan ($12,000 par due 8/2012)	11.50%	6/27/06	12,000	12,000	$1.00	(3)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Thermal Solutions LLC and TSI Group, Inc.	Thermal management and electronics packaging manufacturer	Senior secured loan ($2,797 par due 3/2012)	10.50% (Base Rate + 3.25%/D)	3/28/05	2,797	2,752	$0.98	(3)
		Senior secured loan ($1,182 par due 3/2011)	10.00% (Base Rate + 2.75%/D)	3/28/05	1,182	1,164	$0.98	(3)
		Senior subordinated notes ($2,049 par due 9/2012)	11.50% cash, 2.75 PIK	3/28/05	2,068	2,017	$0.98	(4)
		Senior subordinated notes ($3,235 par due 9/2012)	11.50% cash, 2.75% PIK	3/28/05	3,237	3,185	$0.98	(2) (4)
		Senior subordinated notes ($2,613 par due 3/2013)	11.50% cash, 2.50% PIK	3/21/06	2,613	2,517	$0.96	(2) (4)
		Preferred stock (71,552 shares)		3/28/05	716	693	$9.69	(5)
		Common stock (1,460,246 shares)		3/28/05	15	14	$0.01	(5)
					44,235	44,342			3.94%

Computers and Electronics
RedPrairie Corporation	Software manufacturer	Junior secured loan ($6,500 par due 1/2013)	11.39% (Libor + 6.50%/Q)	7/13/06	6,500	6,500	$1.00
		Junior secured loan ($12,000 par due 1/2013)	11.39 (Libor + 6.50%/Q)%	7/13/06	12,000	12,000	$1.00	(3)

X-rite, Incorporated	Artwork software manufacturer	Junior secured loan ($4,800 par due 7/2013)	12.38% (Libor + 7.50%/Q)	7/6/06	4,800	4,800	$1.00
		Junior secured loan ($12,000 par due 7/2013)	12.38% (Libor + 7.50%/Q)	7/6/06	12,000	12,000	$1.00	(3)
					35,300	35,300			3.13%

Health Clubs
Athletic Club Holdings, Inc. (13)	Premier health club operator	Senior secured loan $(29,424 par due 10/2013)	9.63% (Libor + 4.5%/Q)	10/11/07	29,424	29,424	$1.00
		Senior secured loan ($4,488 par due 10/2013)	9.63% (Libor + 4.5%/Q)	10/11/07	4,488	4,488	$1.00	(3)
		Senior secured loan ($50 par due 10/2013)	9.47% (Libor + 4.50%/Q)	10/11/07	50	50	$1.00
		Senior secured loan ($8 par due 10/2013)	9.47% (Libor + 4.50%/Q)	10/11/07	8	8	$1.00	(3)
		Senior secured loan ($26 par due 10/2013)	10.75% (Libor + 3.50%/Q)	10/11/07	26	26	$1.00
		Senior secured loan ($4 par due 10/2013)	10.75% (Libor + 3.50%/Q)	10/11/07	4	4	$1.00	(3)
					34,000	34,000			3.02%

Grocery
Planet Organic Health Corp. (8)	Organic grocery store operator	Senior secured loan ($7,000 par due 7/2014)	10.45% (Libor + 5.50%/Q)	7/3/07	7,000	7,000	$1.00

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior secured loan ($10,500 par due 7/2014)	10.45% (Libor + 5.50%/Q)	7/3/07	10,500	10,500	$1.00	(3)
		Senior subordinated loan ($9,332 par due 7/2012)	11.00% Cash, 2.00% PIK	7/3/07	9,332	9,332	$1.00	(4)
					26,832	26,832			2.38%

Cargo Transport
The Kenan Advantage Group, Inc.	Fuel transportation provider	Senior subordinated notes ($9,524 par due 12/2013)	9.50% cash, 3.50% PIK	12/15/05	9,524	9,524	$1.00	(2) (4)
		Senior secured loan ($2,450 par due 12/2011)	7.58% (Libor + 2.75%/Q)	12/15/05	2,450	2,205	$0.90	(3)
		Preferred stock (10,984 shares)		12/15/05	1,098	1,293	$117.72	(5)
		Common stock (30,575 shares)		12/15/05	31	36	$1.18	(5)
					13,103	13,058			1.16%

Consumer Products – Durable
Direct Buy Holdings, Inc. and Direct Buy Investors LP (6)	Membership-based buying club franchisor and operator from the manufacturer	Senior secured loan ($2,500 par due 11/2012)	9.74% (Libor + 4.50%/M)	12/14/07	2,400	2,400	$0.96
		Partnership interests (19.31% interest)		11/30/07	10,000	10,000		(5)
					12,400	12,400			1.10%

Housing – Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,838 par due 3/2011)	13.00% cash, 3.00% PIK	10/8/04	8,826	8,839	$1.00	(2) (4)
		Common stock (2,743 shares)		10/8/04	753	376	$137.24	(5)
		Warrants to purchase 4,464 shares		10/8/04	653	326	$73.09	(5)

					10,232	9,541			0.85%

Telecommunications
American Broadband Communciations, LLC and American Broadband Holding Company	Broadband communication services	Senior subordinated loan ($9,327 par due 11/2014)	8.00% cash, 8.00% PIK	11/7/07	9,327	9,327	$1.00	(4)
		Warrants to purchase 170 shares		11/7/07	—	—		$(5)
					9,327	9,327			0.83%
Total					$1,795,621	1,774,202

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

(3)

Pledged as collateral for the ARCC CLO and, unless otherwise noted, all other investments are pledged as collateral for the Revolving Credit Facility (see Note 9 to the consolidated financial statements).

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

(14)	Loan was on non-accrual status as of December 31, 2007.

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2008 (unaudited)

(dollar amounts in thousands, except per share data)

	Common Stock		Capital in Excess of	Accumulated Undistributed Net Investment	Accumulated Undistributed Net Realized Gain on Sale of Investments and Foreign	Net Unrealized Loss on Investments and Foreign	Total Stockholders’
	Shares	Amount	Par Value	income	Currencies	Currencies	Equity
Balance at December 31, 2007	72,684,090	$73	$1,136,599	$7,005	1,471	$(20,597)	$1,124,551
Shares issued in connection with dividend reinvestment plan	240,700	—	2,922	—	—	—	2,922
Issuance of common stock from transferable rights offering (net of offering and dealer manager costs)	24,228,030	24	259,946	—	—	—	259,970
Net increase in stockholders’ equity resulting from operations	—	—	—	62,034	216	(49,812)	12,438
Dividend declared ($0.84 per share)	—	—	—	(69,663)	(1,670)	—	(71,333)
Balance at June 30, 2008	97,152,820	$97	$1,399,467	$(624)	$17	$(70,409)	$1,328,548

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollar amounts in thousands)

	For the Six Months Ended
	June 30, 2008	June 30, 2007
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$12,438	$57,156
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Net realized losses (gains) from investment and foreign currency transactions	(216)	7,524
Net unrealized losses (gains) from investment and foreign currency transactions	49,812	(20,744)
Net accretion of discount on securities	(835)	(578)
Increase in accrued payment-in-kind dividends and interest	(12,879)	(5,734)
Amortization of debt issuance costs	450	1,012
Depreciation	204	203
Proceeds from sale and redemption of investments	227,154	341,034
Purchase of investments	(578,824)	(731,691)
Changes in operating assets and liabilities:
Interest receivable	(858)	(7,845)
Other assets	64	569
Accounts payable and accrued expenses	(77)	191
Management and incentive fees payable	3,653	(442)
Interest and facility fees payable	(2,128)	1,044
Net cash used in operating activities	(302,042)	(358,301)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	259,970	301,825
Borrowings on debt	520,000	370,000
Repayments on credit facility payable	(353,500)	(300,000)
Credit facility financing costs	(112)	(245)
Dividends paid in cash	(68,411)	(43,274)
Net cash provided by financing activities	357,947	328,306
CHANGE IN CASH AND CASH EQUIVALENTS	55,905	(29,995)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,142	91,539
CASH AND CASH EQUIVALENTS, END OF PERIOD	$77,047	$61,544
Supplemental Information:
Interest paid during the period	$18,401	$13,764
Taxes paid during the period	$1,416	$606
Dividends declared during the period	$71,333	$50,559

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2008 (unaudited)

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

Interim financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. Accordingly, certain disclosures accompanying financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2008.

2.                               SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States, and include the accounts of the Company and its wholly owned subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition as of and for the periods presented. All significant intercompany balances and transactions have been eliminated.

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

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are computed using the specific identification method. Investments for which market quotations are readily available are valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available (i.e., substantially all of our investments)

are valued at fair value as determined in good faith by our board of directors, based on the input of our management and audit committee and independent valuation firms that have been engaged at the direction of the board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12 month period and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter, with approximately a quarter of our valuations of portfolio companies without readily available market quotations subject to review by an independent valuation firm.

As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation.

Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors, based on the input of our management and audit committee and independent valuation firms under a valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize.   Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize significantly less than the value at which we have previously recorded it.

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

•                  Preliminary valuation conclusions are then documented and discussed by our management.

•                  The audit committee of our board of directors reviews these preliminary valuations, as well as the input of independent valuation firms with respect to the valuations of approximately a quarter of our portfolio companies without readily available market quotations.

•                  The board of directors discusses valuations and determines the fair value of each investment in our portfolio without a readily available market quotation in good faith based on the input of our management and audit committee and independent valuation firms.

Effective January 1, 2008, the Company adopted SFAS 157, which expands the application of fair value accounting for investments (see Note 8).

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectibility. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2008, 2.9% of total investments at amortized cost (or 1.3% at fair value), were on non-accrual status. As of December 31, 2007, 1.2% of total investments at amortized cost (or 0.9% at fair value), were on non-accrual status.

Payment-in-Kind Interest

The Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. For the three and six months ended June 30, 2008, $7,452 and $12,879 in PIK income was recorded. For the three and six months ended June 30, 2007, $3,646 and $5,734 in PIK income was recorded.

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

(2)         Purchases and sales of investment securities, income and expenses — at the rates of exchange prevailing on the respective dates of such transactions, income or expenses.

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

Offering Expenses

The Company’s offering costs are charged against the proceeds from equity offerings when received. For the six months ended June 30, 2008, the Company incurred approximately $1,245 of offering costs.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended June 30, 2008, the Company recorded a provision of $135 for Federal excise tax. For the six months ended June 30, 2008, the Company recorded a benefit of approximately $299 for Federal excise tax. For the three months ended June 30, 2007, the Company recorded a provision of approximately $34 for Federal excise tax. For the six months ended June 30, 2007, the Company recognized a net benefit of approximately $30 for Federal excise tax, which consisted of the current year estimated excise tax expense net of a tax benefit recognized to reverse an over-accrual of estimated excise tax at December 31, 2006.

Certain of our wholly owned subsidiaries are subject to Federal and state income taxes. For the three and six months ended June 30, 2008, we recorded tax provisions of approximately $3 and $115, respectively, for these subsidiaries. For the three and six months ended June 30, 2007, we recorded tax benefits of approximately $77 and $3, respectively, for these subsidiaries.

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

We have adopted a dividend reinvestment plan that provides for reinvestment of our distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not ‘‘opted out’’ of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividend.  While we generally use primarily newly issued shares to implement the plan (especially if our shares are trading at a premium to net asset value), we may purchase shares in the open market in connection with our obligations under the plan.  In particular, if our shares are trading at a significant enough discount to net asset value and we are otherwise permitted under applicable law to purchase such shares, we intend to purchase shares in the open market in connection with our obligations under our dividend reinvestment plan.

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

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or, upon termination of the Advisory Agreement, as of the termination date), and is calculated at the end of each applicable year by subtracting (a) the sum of the Company’s cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (b) the Company’s cumulative aggregate realized capital gains, in each case calculated from October 8, 2004. If such amount is positive at the end of such year, then the Capital Gains Fee for such year is equal to 20.0% of such amount, less the aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee for such year.

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

We defer cash payment of any incentive fee otherwise earned by the Investment Adviser if during the most recent four full calendar quarter periods ending on or prior to the date such payment is to be made the sum of (a) the aggregate distributions to the stockholders of the Company and (b) the change in net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) is less than 8.0% of our net assets at the beginning of such period. These calculations were appropriately pro rated during the first three calendar quarters following October 8, 2004 and are adjusted for any share issuances or repurchases.

For the three and six months ended June 30, 2008, we incurred $7,679 and $14,766, respectively, in base management fees and $9,015 and $15,508, respectively, in incentive management fees related to pre-incentive fee net investment income. For the three and six months ended June 30, 2008, we accrued no incentive management fees related to net realized capital gains.  As of June 30, 2008, $16,694 was unpaid and included in management and incentive fees payable in the accompanying consolidated balance sheet. Payment of $9,015 in incentive management fees for the three months ended June 30, 2008 will be deferred pursuant to the Advisory Agreement.

For the three and six months ended June 30, 2007, we incurred $5,814  and $10,903, respectively, in base management fees and $6,229 and $10,983, respectively, in incentive management fees related to pre-incentive fee net investment income. For the three and six months ended June 30, 2007, we accrued no incentive management fees related to net realized capital gains.

We are also party to a separate Administration Agreement with Ares Administration under which Ares Administration furnishes us with office, equipment and clerical, bookkeeping and record keeping services at our office facilities. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Ares Administration’s overhead in performing its obligations under the Administration Agreement, including our allocable portion of the cost of our officers and their respective staffs. Under the Administration Agreement, Ares Administration also performs or oversees the performance of our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Administration assists us in determining and publishing the net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Ares Administration also provides, on our behalf, managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60-days’ written notice to the other party.

For the three and six months ended June 30, 2008, we incurred $365 and $900, respectively, in administrative fees. As of June 30, 2008, $365 was unpaid and included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

For the three and six months ended June 30, 2007, we incurred $235 and $445, respectively, in administrative fees.

4.                               EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share resulting from operations for the three and six months ended June 30, 2008:

	Three months ended June 30, 2008	Six months ended June 30, 2008
Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	$3,272	$12,438
Denominator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	90,125,629	82,097,395
Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$0.04	$0.15

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share resulting from operations for the three and six months ended June 30, 2007:

	Three months ended June 30, 2007	Six months ended June 30, 2007
Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	$33,567	$57,156
Denominator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	70,117,970	62,544,682
Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$0.48	$0.91

In accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS 128”), the weighted average shares of common stock outstanding used in computing basic and diluted net increase in stockholders’ equity resulting from operations per share for the three and six months ended June 30, 2008 and 2007 have been adjusted retroactively by a factor of 1.02% to recognize the bonus element associated with rights to acquire shares of common stock that were issued to stockholders of record as of March 24, 2008. See Note 11 for more information on the transferable rights offering.

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

For the three months ended June 30, 2008, the Company funded (A) $92.8 million aggregate principal amount of senior term debt, (B) $141.0 million aggregate principal amount of senior subordinated debt and (C) $18.4 million of investments in equity securities.

In addition, for the three months ended June 30, 2008, $53.9 million aggregate principal amount of senior term debt was redeemed. Additionally, $17.3 million aggregate principal amount of senior term debt was sold.

As of June 30, 2008, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$77,047	$77,047
Senior term debt	1,224,508	1,191,929
Senior subordinated debt	595,985	554,070
Equity securities	285,485	290,053
Collateralized loan obligations	56,000	54,400
Total	$2,239,025	$2,167,499

As of December 31, 2007, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$21,142	$21,142
Senior term debt	1,087,761	1,063,729
Senior subordinated debt	399,843	401,141
Equity securities	252,017	253,332
Collateralized loan obligations	56,000	56,000
Total	$1,816,763	$1,795,344

The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt using the effective interest method.

The industry and geographic compositions of our portfolio at fair value at June 30, 2008 and December 31, 2007 were as follows:

Industry	June 30, 2008	December 31, 2007

Health Care	18.1%	17.1%
Beverage/Food/Tobacco	10.3	6.2
Education	10.0	6.9
Financial	8.2	9.9
Retail	8.1	6.5
Business Services	6.0	8.5
Printing/Publishing/Media	5.6	7.3
Other Services	4.7	5.8
Manufacturing	4.4	4.7
Environmental Services	4.0	4.9
Restaurants	3.6	4.2
Consumer Products	3.3	5.6
Aerospace and Defense	3.1	2.5
Telecommunications	2.9	0.5
Computers/Electronics	1.6	2.0
Health Clubs	1.6	1.9
Containers/Packaging	1.4	2.7
Cargo Transport	1.4	0.8
Grocery	1.3	1.5
Homebuilding	0.4	0.5
Total	100.0%	100.0%

Geographic Region	June 30, 2008	December 31, 2007

Mid-Atlantic	23.9%	22.9%
Southeast	23.5	18.3
Midwest	19.5	22.6
West	15.9	19.0
International	12.4	12.7
Northeast	4.8	4.5
Total	100.0%	100.0%

6.                                      COMMITMENTS AND CONTINGENCIES

As of June 30, 2008 and December 31, 2007, the Company had the following commitments to fund various revolving senior secured and subordinated loans:

	June 30, 2008	December 31, 2007
Total revolving commitments	$514,600	$323,600
Total unfunded revolving commitments	$333,400	$244,400

Of the total commitments as of June 30, 2008, $467,300 extend beyond the maturity date for our Revolving Credit Facility (as defined in Note 7). Included within the total commitments as of June 30, 2008 are commitments to issue up to $18,000 in standby letters of credit through a financial intermediary on behalf of certain portfolio companies.

Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. As of June 30, 2008, the Company had $14,200 in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability.  Of these letters of credit, $500 expire on August 31, 2010, $4,300 expire on September 30, 2009, $100 expire on April 1, 2009, $1,400 expire on March 1, 2009, $4,700 expire on February 28, 2009, $100 expire on February 7, 2009, $300 expire on January 31, 2009 and $2,800 expire on September 30, 2008.  These letters of credit may be extended under substantially similar terms for additional one-year terms at the Company’s option until the Revolving Credit Facility, under which the letters of credit were issued, matures on December 28, 2010.

As of June 30, 2008 and December 31, 2007, the Company was subject to subscription agreements to fund equity investments in private equity investment partnerships, substantially all at the discretion of the Company, as follows:

	June 30, 2008	December 31, 2007
Total private equity commitments	$428,300	$111,800
Total unfunded private equity commitments	$425,200	$110,500

7.                               BORROWINGS

In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing.

Our debt obligations consisted of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Revolving Credit Facility	$485,734	$282,528
CP Funding Facility	48,000	85,000
Debt Securitization	314,000	314,000
Total	$847,734	$681,528

The weighted average interest rate of all our debt obligations as of June 30, 2008 and December 31, 2007 was 3.42% and 5.66%, respectively.

CP Funding Facility

On October 29, 2004, we formed Ares Capital CP Funding LLC (“Ares Capital CP”), a wholly owned subsidiary of the Company, through which we established a revolving credit facility (the “CP Funding Facility”). On November 3, 2004 (the “Facility Effective Date”), we entered into the CP Funding Facility that, as amended, allows Ares Capital CP to issue up to $350,000  of variable funding certificates (“VFC”). As of June 30, 2008, there was $48,000 outstanding under the CP Funding Facility and the Company continues to be in compliance with all of the limitations and requirements of the CP Funding Facility. As of December 31, 2007, there was $85,000 outstanding under the CP Funding Facility.

As of June 30, 2008, the CP Funding Facility was scheduled to expire on October 8, 2008, but it was subsequently amended to extend the expiration date to July 21, 2009 (see Note 14).  The CP Funding Facility is secured by all of the assets held by Ares Capital CP, which as of June 30, 2008 consisted of 20 investments.

As of the date of this report, the interest charged on the VFC is based on the commercial paper, eurodollar or adjusted eurodollar rate plus 2.50%.  Prior to July 22, 2008, the interest charged was based on the commercial paper rate plus 1.00%. The interest charged on the VFC is payable quarterly. As of June 30, 2008 and December 31, 2007, the commercial paper rate was 2.7101% and 5.1147%, respectively. For the three and six months ended June 30, 2008, the average interest rates (i.e. commercial paper rate plus the spread) were 3.77% and 4.33%, respectively. For the three and six months ended June 30, 2008, the average outstanding balances were $27,315 and $69,815, respectively. For the three and six months ended June 30, 2007, the average interest rate (i.e. commercial paper rate plus the spread) was 6.04%. For the three and six months ended June 30, 2007, the average outstanding balances were $131,725 and $91,646, respectively.

For the three and six months ended June 30, 2008, the interest expense incurred on the CP Funding Facility was $271 and $1,324, respectively. For the three and six months ended June 30, 2007, the interest expense incurred on the CP Funding Facility was $1,997 and $2,795, respectively. Cash paid for interest expense during the six months ended June 30, 2008 and 2007 was $2,391 and $938, respectively.

The Company is also required to pay a commitment fee for any unused portion of the CP Funding Facility. As of the date of this report, the commitment fee is equal to 0.5% per annum for any unused portion of the CP Funding Facility.  Prior to July 22, 2008, the commitment fee was 0.125% per annum calculated based on an amount equal to $200,000 less the borrowings outstanding under the CP Funding Facility. For the three and six months ended June 30, 2008, the commitment fees incurred on the CP Funding Facility were $55 and $91, respectively. For the three and six months ended June 30, 2007, the commitment fees incurred on the CP Funding Facility were $22 and $68, respectively.

Revolving Credit Facility

In December 2005, we entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) under which, as amended, the lenders have agreed to extend credit to the Company in an aggregate principal amount not exceeding $510,000 at any one time outstanding. The Revolving Credit Facility expires on December 28, 2010 and with certain exceptions is secured by substantially all of the assets in our portfolio (other than investments held by Ares Capital CP under the CP Funding Facility and those held as a part of the Debt Securitization, discussed below) which as of June 30, 2008 consisted of 189 investments.

The Revolving Credit Facility also includes an “accordion” feature that allows us to increase the size of the Revolving Credit Facility to a maximum of $765,000 under certain circumstances. As of June 30, 2008, there was $485,734 outstanding under the Revolving Credit Facility and the Company continues to be in compliance with all of the limitations and requirements of the Revolving Credit Facility. As of December 31, 2007, there was $282,528 outstanding under the Revolving Credit Facility.

The interest charged under the Revolving Credit Facility is generally based on LIBOR (one, two, three or six month) plus 1.00%. As of June 30, 2008, the one, two, three and six month LIBOR were 2.46%, 2.65%, 2.78% and 3.11%, respectively. As of December 31, 2007, the one, two, three and six month LIBOR were 4.60%, 4.65%, 4.70% and 4.60%, respectively. For the three and six months ended June 30, 2008, the average interest rate was 4.11% and 4.68%, respectively, the average outstanding balance was $402,063 and $371,597, respectively, and the interest expense incurred was $4,117 and $8,677, respectively. Cash paid for interest expense during the six months ended June 30, 2008 was $9,518. For the three and six months ended June 30, 2007, the average interest rate was 7.03% and 6.56%, respectively, the average outstanding balance was $40,967 and $121,044, respectively, and the interest expense incurred was $718 and $3,939, respectively. Cash paid for interest expense during the six months ended June 30, 2007 was $4,592. The Company is also required to pay a commitment fee of 0.20% for any unused portion of the Revolving Credit Facility. For the three and six months ended June 30, 2008, the commitment fees incurred were $185 and $257, respectively. For the three and six months ended June 30, 2007, the commitment fees incurred were $39 and $190, respectively.

The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. As of June 30, 2008, the Company had $18,000 in standby letters of credit issued through the Revolving Credit Facility. As of December 31, 2007, the Company had $11,400 in standby letters of credit issued through the Revolving Credit Facility.

As of June 30, 2008, the Company had a non-U.S. borrowing on the Revolving Credit Facility denominated in Canadian dollars. As of June 30, 2008 and December 31, 2007, unrealized appreciation on this borrowing was $1,116 and $822, respectively.

Debt Securitization

On July 7, 2006, through our wholly owned subsidiary, ARCC CLO 2006 LLC (“ARCC CLO”), we completed a $400,000 debt securitization (the “Debt Securitization”) and issued approximately $314,000 principal amount of asset-backed notes (including $50,000 of revolving notes, all of which were drawn down as of June 30, 2008) (the “CLO Notes”) to third parties that were secured by a pool of middle market loans that have been purchased or originated by the Company. The CLO Notes are included in the June 30, 2008 consolidated balance sheet. We retained approximately $86,000 of certain BBB and non-rated securities in the Debt Securitization (the “Retained Notes”). The CLO Notes mature on December 20, 2019, and, as of June 30, 2008, there was $314,000 outstanding under the Debt Securitization (excluding the Retained Notes). The blended pricing of the CLO Notes, excluding fees, is approximately 3-month LIBOR plus 34 basis points.

The classes, amounts, ratings and interest rates (expressed as a spread to 3-month LIBOR) of the CLO Notes are as follows:

Class	Amount (millions)		Rating (S&P/Moody’s)	LIBOR Spread (basis points)
A-1A	$75		AAA/Aaa	25
A-1A VFN	50	(1)	AAA/Aaa	28
A-1B	14		AAA/Aaa	37
A-2A	75		AAA/Aaa	22
A-2B	33		AAA/Aaa	35
B	23		AA/Aa2	43
C	44		A/A2	70
Total	$314

(1)                                  Revolving class, all of which was drawn as of June 30, 2008.

As of June 30, 2008, there were 68 investments securing the notes. The interest charged under the Debt Securitization is based on 3-month LIBOR, which as of June 30, 2008 was 2.78% and as of December 31, 2007 was 4.70%. For the three and six months ended June 30, 2008, the effective average interest rates were 2.93% and 4.00%, respectively. For the three and six months ended June 30, 2008, we incurred $2,295 and $6,265 of interest expense, respectively. Cash paid for interest expense during the six months ended June 30, 2008 was $6,492. For the three and six months ended June 30, 2007, the effective average interest rates were 5.75% and 5.77%, respectively. For the three and six months ended June 30, 2007, we incurred $4,297 and $8,246 of interest expense, respectively. Cash paid for interest expense during the six months ended June 30, 2007 was $8,235. The Company is also required to pay a commitment fee of 0.175% for any unused portion of the Class A-1A VFN Notes. There were no commitment fees incurred for the three and six months ended June 30, 2008. For the three and six months ended June 30, 2007, the commitment fees incurred were $6 and $23, respectively, on these notes.

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

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which expands application of fair value accounting.

SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure of fair value measurements. SFAS 157 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. SFAS 157 requires the Company to assume that the portfolio investment is sold in a principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with SFAS 157, the Company has considered its principal market or the market in which the Company exits its portfolio investments with the greatest volume and level of activity. SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with SFAS 157, these inputs are summarized in the three broad levels listed below:

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

In addition to using the above inputs in investment valuations, we continue to employ the valuation policy approved by our board of directors that is consistent with SFAS 157 (see Note 2).  Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. Our valuation policy considers the fact that because there is not a readily available market value for most of the investments in our portfolio, the fair value of the investments must typically be determined using unobservable inputs.

The following table presents fair value measurements of cash and cash equivalents and investments as of June 30, 2008:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$77,047	$77,047	$—	$—
Investments	$2,090,452	$—	$17,905	$2,072,547

The following tables present changes in investments that use Level 3 inputs for the three and six months ended June 30, 2008:

Three months ended June 30, 2008
Balance as of March 31, 2008	$1,904,939
Net unrealized gains (losses)	(33,540)
Net purchases, sales or redemptions	188,672
Net transfers in and/or out of Level 3	12,476
Balance as of June 30, 2008	$2,072,547

Six months ended June 30, 2008
Balance as of December 31, 2007	$1,738,020
Net unrealized gains (losses)	(49,494)
Net purchases, sales or redemptions	371,545
Net transfers in and/or out of Level 3	12,476
Balance as of June 30, 2008	$2,072,547

As of June 30, 2008, the net unrealized loss on the investments that use Level 3 inputs was $65,922.

Following are the carrying and fair values of our debt instruments as of June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility	$485,734	$470,000	$282,528	$279,000
CP Funding Facility	48,000	48,000	85,000	84,000
Debt Securitization	314,000	202,000	314,000	261,000
	$847,734	$720,000	$681,528	$624,000

9.                               RELATED PARTY TRANSACTIONS

In accordance with the Advisory Agreement, we bear all costs and expenses of the operation of the Company and reimburse the Investment Adviser for all such costs and expenses incurred in the operation of the Company. For the three and six months ended June 30, 2008, the Investment Adviser incurred such expenses totaling $605 and $1,006, respectively. For the three and six months ended June 30, 2007, the Investment Adviser incurred such expenses totaling $288 and $845, respectively. As of June 30, 2008, $197 was unpaid and included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

During 2006, we entered into a sublease agreement with Ares Management whereby Ares Management subleases approximately 25% of the office facilities that we lease, for a fixed rent equal to 25% of the basic annual rent payable by us under our lease, plus certain additional costs and expenses. For the three and six months ended June 30, 2008, such amounts payable to the Company totaled $51 and $120, respectively. For the three and six months ended June 30, 2007, such amounts payable to the Company totaled $67 and $134, respectively. As of June 30, 2008, there were no unpaid amounts.

As of June 30, 2008, Ares Investments, an affiliate of the Investment Adviser, owned 2,859,882 shares of the Company’s common stock representing approximately 2.9% of the total shares outstanding as of August 6, 2008.

See Notes 3 and 10 for descriptions of other related party transactions.

10.                        INVESTMENT IN IVY HILL MIDDLE MARKET CREDIT FUND LTD.

On November 19, 2007, we established a middle market credit fund, Ivy Hill Middle Market Credit Fund, Ltd. (“Ivy Hill”), which is managed by our wholly owned subsidiary Ivy Hill Asset Management, L.P. in exchange for a 0.50% management fee on the average total assets of Ivy Hill. As of June 30, 2008, the total assets of Ivy Hill were approximately $278,000.  For the three and six months ended June 30, 2008, the Company earned $384 and $581, respectively, in management fees. Ivy Hill primarily invests in first and second lien bank debt of middle market companies. Ivy Hill was initially funded with $404,000 of capital, including a $56,000 investment by the Company consisting of $40,000 of Class B notes and $16,000 of subordinated notes. For the three and six months ended June 30, 2008, the Company earned $1,581 and $2,593, respectively, from its investments in Ivy Hill.

Ivy Hill purchased $17,339 and $41,876, respectively, of investments from the Company during the three and six months ended June 30, 2008. There was no gain or loss recognized by the Company on these transactions.

11.                        STOCKHOLDERS’ EQUITY

On April 28, 2008, we completed a transferable rights offering, issuing 24,228,030 shares at a subscription price of $11.0016 per share, less dealer manager fees of $0.22 per share. Net proceeds after deducting the dealer manager fees and estimated offering expenses, were approximately $260,000. Ares Investments, an affiliate of the Investment Adviser, purchased 1,643,215 shares in the rights offering, bringing its total shares owned to 2,859,882 shares of common stock, representing approximately 2.9% of the total shares outstanding as of August 6, 2008.

The following table summarizes the total shares issued and proceeds we received net of underwriter, dealer manager and offering costs for the six months ended June 30, 2008 and June 30, 2007 (in millions, except per share data):

	Shares issued	Offering price per share	Proceeds net of dealer manager and offering costs
April 2008 public offering	24.2	$11.00	$260.0
Total for the six months ended June 30, 2008	24.2		$260.0

	Shares issued	Offering price per share	Proceeds net of underwriter and offering costs
April 2007 public offering	15.5	$17.97	$267.2
February 2007 public offering	1.4	$19.95	$27.2
Underwriters’ over-allotment option related to December 2006 public offering	0.4	$18.50	$7.5
Total for the six months ended June 30, 2007	17.3		$301.9

12.                        DIVIDENDS

The following table summarizes our dividends declared during the six months ended June 30, 2008 and June 30, 2007 (in millions, except per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount
May 8, 2008	June 16, 2008	June 30, 2008	$0.42	$40.8
February 28, 2008	March 17, 2008	March 31, 2008	$0.42	$30.5
Total declared for the six months ended June 30, 2008			$0.84	$71.3

May 10, 2007	June 15, 2007	June 30, 2007	$0.41	$28.5
March 8, 2007	March 19, 2007	March 30, 2007	$0.41	$22.1
Total declared for the six months ended June 30, 2007			$0.82	$50.6

During the six months ended June 30, 2008, as part of the Company’s dividend reinvestment plan for our common stockholders, we purchased 450,803 shares of our common stock at an average price of $10.97 in the open market in order to satisfy part of the reinvestment portion of our dividends.

13.                        FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the six months ended June 30, 2008 and 2007:

	For the Six Months Ended
Per Share Data:	June 30, 2008	June 30, 2007
Net asset value, beginning of period(1)	$15.47	$15.17

Issuance of common stock	(1.19)	0.54

Effect of antidilution	0.08	0.02

Net investment income for period(2)	0.76	0.72

Net realized and unrealized gains for period(2)	(0.61)	0.21

Net increase in stockholders’ equity	0.15	0.93

Distributions from net investment income	(0.82)	(0.72)

Distributions from net realized capital gains on securities	(0.02)	(0.10)

Total distributions to stockholders	(0.84)	(0.82)

Net asset value at end of period(1)	$13.67	$15.84

Per share market value at end of period	$10.08	$16.85
Total return based on market value(3)	(25.36)%	(7.54)%
Total return based on net asset value(4)	0.98%	6.15%
Shares outstanding at end of period	97,152,820	69,757,588
Ratio/Supplemental Data:
Net assets at end of period	$1,328,548	$1,105,140
Ratio of operating expenses to average net assets(5)(6)	8.75%	9.24%
Ratio of net investment income to average net assets(5)(7)	10.09%	9.39%
Portfolio turnover rate(5)	47%	53%

(1) The net asset value used equals net assets per share (1) for the six months ended June 30, 2008, from the accompanying consolidated balance sheet and (2) for the six months ended June 30, 2007, from the consolidated balance sheet previously filed on Form 10-Q for the three months ended June 30, 2007.

(2) Weighted average basic per share data.

(3) For the six months ended June 30, 2008, the total return based on market value equals the decrease of the ending market value at June 30, 2008 of $10.08 per share over the ending market value at December 31, 2007 of $14.63 per share, plus the declared dividends of $0.84 per share for the six months ended June 30, 2008, divided by the market value at December 31, 2007. For the six months ended June 30, 2007, the total return based on market value equals the decrease of the ending market value at June 30, 2007 of $16.85 per share over the ending market value at December 31, 2006 of $19.11, plus the declared dividends of $0.82 per share for the six months ended June 30, 2007, divided by the market value at December 31, 2006. Total return based on market value is not annualized. The Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4) For the six months ended June 30, 2008, the total return based on net asset value equals the change in net asset value during the period plus the declared dividends of $0.84 per share for the six months ended June 30, 2008, divided by the beginning net asset value during the period. For the six months ended June 30, 2007, the total return based on net asset value equals the change in net asset value during the period plus the declared dividends of $0.82 per share for the six months ended

June 30, 2007, divided by the beginning net asset value during the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan and the issuance of common stock in connection with any equity offerings. Total return based on net asset value is not annualized. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5) The ratios reflect an annualized amount.

(6) For the six months ended June 30, 2008, the ratio of operating expenses to average net assets consisted of 2.40% of base management fees, 2.52% of incentive management fees, 2.78% of the cost of borrowing and other operating expenses of 1.05%. For the six months ended June 30, 2007, the ratio of operating expenses to average net assets consisted of 2.33% of base management fees, 2.35% of incentive management fees, 3.45% of the cost of borrowing and other operating expenses of 1.11%. These ratios reflect annualized amounts.

(7) The ratio of net investment income to average net assets excludes income taxes related to realized gains.

14.                        SUBSEQUENT EVENTS

On July 22, 2008, we entered into an amendment to, among other things, extend the maturity of the CP Funding Facility to July 21, 2009, decrease the availability and advance rates applicable to certain types of eligible loans and make certain provisions of the facility more restrictive. In addition, the interest rate charged on the CP Funding Facility was increased to the commercial paper, eurodollar or adjusted eurodollar rate plus 2.50% and the commitment fee for any unused portion was increased to 0.50%. The Company also paid a renewal fee of 0.786% of the total amount available for borrowing, or $2.75 million.

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

We are externally managed by Ares Capital Management LLC (the “Investment Adviser”), an affiliate of Ares Management LLC, an independent international investment management firm, pursuant to an investment advisory agreement (the “Advisory Agreement”). Ares Operations LLC (“Ares Administration”), an affiliate of Ares Management LLC, provides the administrative services necessary for us to operate.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

We have qualified and elected to be treated as a regulated investment company, or a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to our stockholders at least 90% of our investment company taxable income, as defined by the Code, for each year. Pursuant to this election, we generally will not have to pay corporate level taxes on any income that we distribute to our stockholders.

PORTFOLIO AND INVESTMENT ACTIVITY

(in millions, except number of new investment commitments, terms and percentages)

	Three Months ended
	June 30, 2008	June 30, 2007
New investment commitments (1):
New portfolio companies	$243.2	$318.2
Existing portfolio companies	99.1	74.7
Total new investment commitments	342.3	392.9
Less:
Investment commitments exited	43.4	206.7
Net investment commitments	$298.9	$186.2
Principal amount of investments purchased:
Senior term debt	$92.8	$250.2
Senior subordinated debt	141.0	77.2
Equity and other	18.4	65.2
Total	$252.2	$392.6
Principal amount of investments sold or repaid:
Senior term debt	$71.2	$196.5
Senior subordinated debt	—	25.9
Equity and other	—	—
Total	$71.2	$222.4
Number of new investment commitments (2)	10	11
Average new investment commitments amount	$34.2	$35.7
Weighted average term for new investment commitments (in months)	66	63
Percentage of new investment commitments at floating rates	47%	60%
Percentage of new investment commitments at fixed rates	44%	25%
Weighted average yield of debt and income producing securities funded during the period (3)	13.14%	11.93%
Weighted average yield of debt and income producing securities sold or repaid during the period (3)	9.26%	11.73%

(1)          New investment commitments includes new agreements to fund revolving credit facilities or delayed draw loans.

(2)          Number of new investments represents each commitment to a particular portfolio company.

(3)          When we refer to the “weighted average yield” in this report, we compute it with respect to particular securities by taking the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt included in such securities, and dividing it by (b) total debt and income producing securities at fair value included in such securities.

The Investment Adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, the Investment Adviser grades all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended to reflect the performance of the portfolio company’s business, the collateral coverage of the investment and other factors considered relevant. Under this system, investments with a grade of 4 involve the least amount of risk in our portfolio. The portfolio company is performing above expectations and the trends and risk factors are generally favorable, including a potential exit. Investments graded 3 involve a level of risk that is similar to the risk at the time of origination. The portfolio company is performing as expected and the risk factors are neutral to favorable. All new investments are initially graded 3. Investments graded 2 involve a portfolio company performing below expectations and indicates that the investment’s risk has increased materially since origination. The portfolio company may be out of compliance with debt covenants, however, payments are generally not more than 120 days past due. For investments graded 2, we increase procedures to monitor the portfolio company and we will write down the fair value of the investment if it is deemed to be impaired. An investment grade of 1 indicates that the portfolio company is performing materially below expectations and that the investment risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Investments graded 1 are not anticipated to be repaid in full and we will reduce the fair market value of the investment to the amount we anticipate will be recovered. The Investment Adviser employs half-point increments to reflect underlying trends in portfolio company operating or financial performance, as well as the general outlook. As of June 30, 2008, the weighted average investment grade of the investments in our portfolio was 2.9 with 2.9% of total investments at amortized cost (or 1.3% at fair value) on non-accrual status. The weighted average investment grade of the investments in our portfolio as of December 31, 2007 was 3.0. The distribution of the grades of our portfolio companies as of June 30, 2008 and December 31, 2007 is as follows (dollar amounts in thousands):

	June 30, 2008		December 31, 2007
	Fair Value	Number of Companies	Fair Value	Number of Companies
Grade 1	$75,423	6	$13,927	1
Grade 2	106,033	3	115,585	6
Grade 3	1,772,160	68	1,581,811	66
Grade 4	136,836	8	62,879	3
	$2,090,452	85	$1,774,202	76

As of June 30, 2008, the weighted average yield of the debt and income producing securities in our portfolio was approximately 11.28%. As of June 30, 2008, the weighted average yield on our entire portfolio was 9.82% and the weighted average yield on our senior term debt, senior subordinated debt and income producing securities was 10.42%, 13.45% and 12.20%, respectively. Of the senior term debt, as of June 30, 2008, the weighted average yield attributable to first lien senior term debt and second lien senior term debt was 9.44% and 11.93%, respectively.

As of December 31, 2007, the weighted average yield of the debt and income producing securities in our portfolio was approximately 11.68%. As of December 31, 2007, the weighted average yield on our entire portfolio was 10.22% and the weighted average yield on our senior term debt, senior subordinated debt and income producing securities was 11.19%, 13.23% and 10.36%, respectively. Of the senior term debt, as of December 31, 2007, the weighted average yield attributable to first lien senior term debt and second lien senior term debt was 10.53% and 12.38%, respectively.

The weighted average yield on our debt and income producing securities was lower as of June 30, 2008 compared to the weighted average yield on our debt and income producing securities as of December 31, 2007 primarily because of the decline in LIBOR since December 31, 2007, partially offset by adding a higher percentage of higher yielding investments during the six months ended June 30, 2008.

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2008 and June 30, 2007

Operating results for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	For the three months ended		For the six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Total investment income	$63,464	$47,399	$115,671	$87,114
Total expenses	27,265	22,451	53,821	43,211
Net investment income before income taxes	36,199	24,948	61,850	43,903
Income tax expense (benefit), including excise tax	138	(43)	(184)	(33)
Net investment income	36,061	24,991	62,034	43,936
Net realized gains (losses)	17	(7,883)	216	(7,524)
Net unrealized gains (losses)	(32,806)	16,459	(49,812)	20,744
Net increase in stockholders’ equity resulting from operations	$3,272	$33,567	$12,438	$57,156

Net income can vary substantially from period to period for various factors, including the recognition of realized gains and losses and unrealized appreciation and depreciation.  As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

For the three months ended June 30, 2008, total investment income increased $16.1 million, or 34%, over the three months ended June 30, 2007.  For the three months ended June 30, 2008, total investment income consisted of $49.7 million in interest income from investments, $11.3 million in capital structuring service fees, $0.6 million in dividend income, $1.4 million in other income and $0.4 million in interest income from cash and cash equivalents. Interest income from investments increased $9.9 million, or 25%, to $49.7 million for the three months ended June 30, 2008 from $39.8 million for the comparable period in 2007. The increase in interest income from investments was primarily due to the increase in the overall size of the portfolio. The average investments, at fair value, for the quarter increased from $1.5 billion for the three months ended June 30, 2007 to $2.0 billion for the comparable period in 2008. Capital structuring service fees increased $5.9 million, or 111%, to $11.3 million for the three months ended June 30, 2008 from $5.4 million for the comparable period in 2007. The increase in capital structuring service fees was primarily due to the increase in fee percentages as a result of more favorable market conditions.

For the six months ended June 30, 2008, total investment income increased $28.6 million, or 33%, over the six months ended June 30, 2007.  For the six months ended June 30, 2008, total investment income consisted of $95.6 million in interest income from investments, $15.2 million in capital structuring service fees, $1.1 million in dividend income, $2.7 million in other income and $1.0 million in interest income from cash and cash equivalents. Interest income from investments increased $22.0 million, or 30%, to $95.6 million for the six months ended June 30, 2008 from $73.6 million for the comparable period in 2007. The increase in interest income from investments was primarily due to the increase in the overall size of the portfolio. The average investments, at fair value, for the quarter increased from $1.3 billion for the six months ended June 30, 2007 to $1.9 billion for the comparable period in 2008. Capital structuring service fees increased $5.5 million, or 57%, to $15.2 million for the six months ended June 30, 2008 from $9.7 million for the comparable period in 2007. The increase in capital structuring service fees was primarily due to the increase in fee percentages as a result of more favorable market conditions.

Operating Expenses

For the three months ended June 30, 2008, total expenses increased $4.8 million, or 21%, over the three months ended June 30, 2007. Base management fees increased $1.9 million, or 32%, to $7.7 million for the three months ended June 30, 2008 from $5.8 million for the comparable period in 2007, primarily due to the increase in the size of the portfolio. Incentive management fees related to pre-incentive fee net investment income increased $2.8 million, or 45%, to $9.0 million for the three months ended June 30, 2008 from $6.2 million for the comparable period in 2007, primarily due to the increase in the size of the portfolio and the related increase in net investment income. Payment of $9.0 million in incentive management fees for the three months ended June 30, 2008 will be deferred pursuant to the Advisory Agreement. Interest expense and credit facility fees decreased $0.4 million, or 5%, to $7.2 million for the three months ended June 30, 2008 from $7.6 million for the comparable period in 2007, primarily due to the decline in the average cost of debt offset by higher average outstanding borrowings. The average cost of debt for the three months ended June 30, 2008 was 3.59% compared to the average cost of debt of 5.95% for the comparable period in 2007. There were $745.9 million in average outstanding borrowings during the three months ended June 30, 2008 compared to average outstanding borrowings of $472.4 million in the comparable period in 2007.

For the six months ended June 30, 2008, total expenses increased $10.6 million, or 25%, over the six months ended June 30, 2007. Base management fees increased $3.9 million, or 35%, to $14.8 million for the six months ended June 30, 2008 from $10.9 million for the comparable period in 2007, primarily due to the increase in the size of the portfolio. Incentive management fees related to pre-incentive fee net investment income increased $4.5 million, or 41%, to $15.5 million for the six months ended June 30, 2008 from $11.0 million for the comparable period in 2007, primarily due to the increase in the size of the portfolio and the related increase in net investment income. Interest expense and credit facility fees increased $1.0 million, or 6%, to $17.1 million for the six months ended June 30, 2008 from $16.1 million for the comparable period in 2007, primarily due to the increase in the average outstanding borrowings offset by the lower average cost of debt. There were $749.4 million in average outstanding borrowings during the six months ended June 30, 2008 compared to average outstanding borrowings of $500.9 million in the comparable period in 2007. The average cost of debt for the six months ended June 30, 2008 was 4.35% compared to the average cost of debt of 6.03% for the comparable period in 2007.

Income Tax Expense, Including Excise Tax

The Company has qualified and elected and intends to continue to qualify for the tax treatment applicable to RICs under subchapter M of the Code, and, among other things, has made and intends to continue to make the requisite distributions to its stockholders which will relieve the Company from federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended June 30, 2008, the Company recorded a $0.1 million provision for Federal excise tax. For the six months ended June 30, 2008, the Company recorded a benefit of $0.3 million for Federal excise tax. For the three months ended June 30, 2007, the Company recorded a provision of approximately $0.1 million. For the six months ended June 30, 2007, the Company recognized a net benefit of approximately $0.1 million for Federal excise tax, which consisted of the current year estimated excise tax expense net of a tax benefit recognized to reverse an over-accrual of estimated excise tax at December 31, 2006.

Certain of our wholly owned subsidiaries are subject to federal and state income taxes. For the three and six months ended June 30, 2008, we recorded tax provisions of approximately $0.1 million for these subsidiaries. For the three and six months ended June 30, 2007, we recognized tax benefits of approximately $0.1 million for these subsidiaries.

Net Unrealized Gains/Losses

For the three months ended June 30, 2008, the Company had net unrealized losses of $32.8 million, which primarily consisted of $48.8 million of unrealized depreciation from investments less $16.4 million of unrealized appreciation from investments. The most significant changes in unrealized depreciation consisted of $13.8 million for the investment in Courtside Acquisition Corp. (“Courtside”), $10.0 million for the investment in Reflexite Corporation (“Reflexite”) to partially reduce previously recognized unrealized appreciation (the June 30, 2008 fair value reflects a $24.6 million increase over the amortized cost), $7.3 million for the investment in Making Memories, Inc., $5.0 million for the investment in Firstlight Financial Corporation (“Firstlight”) and $4.4 million for the investment in Wear Me Apparel, LLC (“Wear Me”).  The most significant changes in unrealized appreciation consisted of $2.5 million for the investment in Prommis Solutions, LLC (“Prommis”), $1.9 million for the investment in LVCG Holdings LLC (“LVCG”), $1.9 million for the investment in Daily Candy, Inc., $1.5 million for the investment in Instituto de Banca y Commercio, Inc. (“Instituto”), $1.5 million for the investment in Pillar Holdings LLC (“Pillar”) and $1.3 million for the investment in Savers, Inc.

For the three months ended June 30, 2007, the Company’s investments had an increase in net unrealized appreciation of $16.5 million, which primarily related to the reversal of a prior period’s unrealized depreciation of $8.3 million for the investment in Berkline/Benchcraft Holdings LLC (“Berkline”), which was realized during the period, and as $8.9 million in net unrealized appreciation recognized during the period.  The most significant changes in unrealized appreciation were $6.3 million for the investment in Reflexite, $5.6 million for the investment in The GSI Group, Inc. (“GSI”) and $1.0 million for the investment in Waste Pro USA, Inc. (“Waste Pro”), offset by unrealized depreciation of $3.6 million for the investment in Universal Trailer Corporation (“UTC”) and $0.3 million for the investment in Abingdon Investments Limited.

For the six months ended June 30, 2008, the Company had net unrealized losses of $49.8 million, which primarily consisted of $78.9 million of unrealized depreciation from investments less $29.4 million of unrealized appreciation from investments. The most significant changes in unrealized depreciation consisted of $17.1 million for the investment in Courtside, $8.2 million for the investment in Making Memories, Inc., $7.3 million for the investment in MPBP Holdings, Inc., $5.0 million for the investment in Firstlight, $4.4 million for the investment in Wear Me, $3.5 million for the investment in Primis Marketing Group, Inc. and $2.7 million for the investment in Reflexite to partially reduce previously recognized unrealized appreciation.  The most significant changes in unrealized appreciation consisted of $5.0 million for the investment in Equinox EIC Partners, LLC,  $2.5 million for the investment in Prommis, $1.9 million for the investment in LVCG, $1.9 million for the investment in Daily Candy, Inc., $1.5 million for the investment in Instituto, $1.5 million for the investment in Pillar and $1.3 million for the investment in Savers, Inc.

For the six months ended June 30, 2007, the Company’s investments had an increase in net unrealized appreciation of $20.7 million, which primarily related to the reversal of a prior period’s unrealized depreciation of $8.3 million for the investment in Berkline, and $13.4 million in net unrealized appreciation recognized during the period.  The most significant changes in unrealized appreciation were $7.4 million for the investment in Reflexite, $5.6 million for the investment in GSI, $3.6 million for the investment in Daily Candy, Inc., $1.9 million for the investment in Waste Pro and $1.7 million for the investment in Industrial Container Services, Inc., offset by unrealized depreciation of $3.6 million for the investment in UTC and $3.0 million for the investment in Diversified Collection Services, Inc.

Net Realized Gains/Losses

During the three months ended June 30, 2008, the Company had $71.2 million of sales and repayments resulting in no significant net realized gains. During the three months ended June 30, 2007, the Company had $222.8 million of sales and repayments resulting in $7.9 million of net realized losses. The most significant realized loss during the three months ended June 30, 2007 was the $8.3 million loss for the investment in Berkline.

During the six months ended June 30, 2008, the Company had $226.3 million of sales and repayments resulting in $0.2 million of net realized gains. During the six months ended June 30, 2007, the Company had $341.0 million of sales and repayments resulting in $7.5 million of net realized losses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Since the Company’s inception, the Company’s liquidity and capital resources have been generated primarily from the net proceeds of public offerings of common stock, the Debt Securitization, advances from the CP Funding Facility and the Revolving

Credit Facility, as well as cash flows from operations.

As of June 30, 2008, the Company had $77.0 million in cash and cash equivalents and $847.7 million in total debt outstanding. Subject to leverage restrictions, the Company had approximately $326.3 million available for additional borrowings under its credit facilities as of June 30, 2008.

We expect to continue to raise new capital in order to fund our investment objectives by issuing both debt and equity securities in the future, amending our facilities and/or recycling lower yielding investments. However, the terms of any future debt and equity issuances, amendments to our facilities or our ability to recycle cannot be determined and there can be no assurances that the debt or equity issuances, amendments to our facilities or the ability to recycle will be achievable by us on terms we deem acceptable or that our cost of capital will not increase.

Due to the continued volatility in the global credit markets, the availability of capital has been limited.  Should this volatility continue, our ability to access capital may become more difficult.  However, we believe our current available capital as well as our ability to generate operating cash flows and sell existing portfolio investments will provide adequate liquidity to continue our operating strategy.  Uncertainty regarding access to capital has been partially minimized by our recent extension of the CP Funding Facility from October 2008 to July 2009.

Equity Offerings

On April 28, 2008, we completed a transferable rights offering, issuing 24,228,030 shares at a subscription price of $11.0016 per share, less dealer manager fees of $0.22 per share. Net proceeds after deducting the dealer manager fees and estimated offering expenses, were approximately $260 million. Ares Investments, an affiliate of the Investment Adviser, purchased 1,643,215 shares in the rights offering, bringing its total shares owned to 2,859,882 shares of common stock, representing approximately 2.9% of the total shares outstanding as of August 6, 2008.

The following table summarizes the total shares issued and proceeds we received net of underwriter, dealer manager and offering costs for the six months ended June 30, 2008 and June 30, 2007 (in millions, except per share data):

	Shares issued	Offering price per share	Proceeds net of dealer manager and offering costs
April 2008 public offering	24.2	$11.00	$260.0
Total for the six months ended June 30, 2008	24.2		$260.0

	Shares issued	Offering price per share	Proceeds net of underwriter and offering costs
April 2007 public offering	15.5	$17.97	$267.2
February 2007 public offering	1.4	$19.95	$27.2
Underwriters’ over-allotment option related to December 2006 public offering	0.4	$18.50	$7.5
Total for the six months ended June 30, 2007	17.3		$301.9

Part of the proceeds from our public offerings in 2007 were used to repay outstanding indebtedness. The remaining unused portions of the proceeds from our public offerings were used to fund investments in portfolio companies in accordance with our investment objective and strategies and market conditions.

As of June 30, 2008, total market capitalization for the Company was $979.3 million compared to $1.1 billion as of December 31, 2007.

Debt Capital Activities

Our debt obligations consisted of the following as of June 30, 2008 and December 31, 2007 (in millions):

	June 30, 2008	December 31, 2007
Revolving Credit Facility	$485.7	$282.5
CP Funding Facility	48.0	85.0
Debt Securitization	314.0	314.0
	$847.7	$681.5

The weighted average interest rate and weighted average maturity of all our outstanding borrowings as of June 30, 2008 were 3.42% and 5.7 years, respectively. The weighted average interest rate and weighted average maturity of all our outstanding borrowings as of December 31, 2007 were 5.66% and 6.9 years, respectively.

The ratio of total debt outstanding to stockholders’ equity as of June 30, 2008 was 0.64:1.00 compared to 0.60:1.00 as of December 31, 2007.

As of June 30, 2008, the available amount for borrowing under the Revolving Credit Facility was $510.0 million (see Note 7 to the consolidated financial statements for more detail on the Revolving Credit Facility arrangement). As of June 30, 2008, there was $485.7 million outstanding under the Revolving Credit Facility. The Revolving Credit Facility expires on December 28, 2010.

As of June 30, 2008, the available amount for borrowing under the CP Funding Facility was $350.0 million (see Notes 7 and 14 to the consolidated financial statements for more detail on the CP Funding Facility arrangement). As of June 30, 2008, there was $48.0 million outstanding under the CP Funding Facility. The CP Funding Facility expires on July 21, 2009 unless extended prior to such date with the consent of the lenders.

As part of the Debt Securitization, $314.0 million principal amount of asset-backed notes (including $50 million of revolving notes, all of which had been drawn as of June 30, 2008) were issued to third parties and secured by a pool of middle market loans that had been purchased or originated by the Company. As of June 30, 2008, we also owned approximately $86.0 million of certain BBB and non-rated securities that we retained in the Debt Securitization.  As of June 30, 2008, there was $314.0 million aggregate principal amount of CLO Notes outstanding.   The CLO Notes mature on December 20, 2019.

As of June 30, 2008, we had a long-term issuer rating of Baa3 from Moody’s Investor Service and a long-term counterparty credit rating from Standard & Poor’s Ratings Service of BBB.

Portfolio Valuation

Investments for which market quotations are readily available are valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available (i.e., substantially all of our investments) are valued at fair value as determined in good faith by our board of directors, based on the input of our management and audit committee and independent valuation firms that have been engaged at the direction of the board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12 month period and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter, with approximately a quarter of our valuations of portfolio companies without a readily available market quotation subject to review by an independent valuation firm.

As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation.

Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors, based on the input of our management and audit committee and independent valuation firms under a valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize.  Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize significantly less than the value at which we have previously recorded it.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-

Step valuation process each quarter, as described below:

•                  Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment in conjunction with our portfolio management team.

•                  Preliminary valuation conclusions are then documented and discussed by our management.

•                  The audit committee of our board of directors reviews these preliminary valuations, as well as the input of independent valuation firms with respect to the valuations of approximately a quarter of our portfolio companies without readily available market quotations.

•                  The board of directors discusses valuations and determines the fair value of each investment in our portfolio without a readily available market quotation in good faith based on the input of our management and audit committee and independent valuation firms.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2008 and December 31, 2007, the Company had the following commitments to fund various revolving senior secured and subordinated loans (in millions):

	June 30, 2008	December 31, 2007
Total revolving commitments	$514.6	$323.6
Total unfunded revolving commitments	$333.4	$244.4

Of the total commitments as of June 30, 2008, $467.3 million extend beyond the maturity date for our Revolving Credit Facility. Included within the total commitments as of June 30, 2008 are commitments to issue up to $18.0 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies.

Under these arrangements, the Company would be required to make payments to third-party beneficiaries if the portfolio companies were to default on their related payment obligations. As of June 30, 2008, the Company had $14.2 million in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability.  Of these letters of credit, $0.5 million expire on August 31, 2010, $4.3 million expire on September 30, 2009, $0.1 million expire on April 1, 2009, $1.4 million expire on March 1, 2009, $4.7 million expire on February 28, 2009, $0.1 million expire on February 7, 2009, $0.3 million expire on January 31, 2009 and $2.8 million expire on September 30, 2008.  These letters of credit may be extended under substantially similar terms for additional one-year terms at the Company’s option until the Revolving Credit Facility, under which the letters of credit were issued, matures on December 28, 2010.

As of June 30, 2008 and December 31, 2007, the Company was subject to subscription agreements to fund equity investments in private equity investment partnerships, substantially all at the discretion of the Company, as follows (in millions):

	June 30, 2008	December 31, 2007
Total private equity commitments	$428.3	$111.8
Total unfunded private equity commitments	$425.2	$110.5

RECENT DEVELOPMENTS

As of August 6, 2008, we had made $128.0 million of investments (including agreements to fund revolving credit facilities or delayed draw loans) since June 30, 2008. Of these investments, approximately 35% were made in senior secured debt, 49% in senior subordinated debt and 16% in equity/other securities. Of these investments, 1.0% bear interest at floating rates and 83% bear interest at fixed rates with a weighted average stated rate of 13.71%. As of August 6, 2008, we exited $29.2 million of investments since June 30, 2008. Of these investments, 67% were senior subordinated and 33% were senior secured debt. Of these investments, 33% bore interest at floating rates and 67% bore interest at fixed rates with a weighted average stated rate of 13.31%.

In addition, as of August 6, 2008, we had an investment backlog and pipeline of $52.5 million and $292.0 million, respectively. We expect to syndicate a portion of these investments and commitments to third parties. The consummation of any of the investments in this backlog and pipeline depends upon, among other things: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. We cannot assure you that we will make any of these investments or that we will syndicate any portion of such investments and commitments.

On July 22, 2008, we entered into an amendment to, among other things, extend the maturity of the CP Funding Facility to July 21, 2009, decrease the availability and advance rates applicable to certain types of eligible loans and make certain provisions of the facility more restrictive. In addition, the interest rate charged on the CP Funding Facility was increased to the commercial paper, eurodollar or adjusted eurodollar rate plus 2.50% and the commitment fee for any unused portion was increased to 0.50%. The Company also paid a renewal fee of 0.786% of the total amount available for borrowing, or $2.75 million.

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

As of June 30, 2008, approximately 47% of the investments at fair value in our portfolio were at fixed rates while approximately 40% were at variable rates and 13% were non-interest earning. In addition, the Debt Securitization, the CP Funding Facility and the Revolving Credit Facility all feature variable rates.

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

Based on our June 30, 2008 balance sheet, the following table shows the impact on net investment income of base rate changes in interest rates assuming no changes in our investment and borrowing structure (in millions).

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$26.2	$25.4	$0.8
Up 200 basis points	$17.4	$17.0	$0.4
Up 100 basis points	$8.7	$8.5	$0.2
Down 100 basis points	$(8.7)	$(8.5)	$(0.2)
Down 200 basis points	$(17.4)	$(17.0)	$(0.4)
Down 300 basis points	$(26.2)	$(25.4)	$(0.8)

Based on our December 31, 2007 balance sheet, the following table shows the impact on net investment income of base rate changes in interest rates assuming no changes in our investment and borrowing structure (in millions).

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$24.4	$20.4	$4.0
Up 200 basis points	$16.3	$13.6	$2.7
Up 100 basis points	$8.1	$6.8	$1.3
Down 100 basis points	$(8.1)	$(6.8)	$(1.3)
Down 200 basis points	$(16.3)	$(13.6)	$(2.7)
Down 300 basis points	$(24.4)	$(20.4)	$(4.0)

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  —  OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any material pending legal proceedings, and no such proceedings are known to be contemplated by governmental authorities.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any securities during the period covered in this report that were not registered under the Securities Act of 1933.

Issuer Purchases of Equity Securities

In June 2008, as a part of the Company’s dividend reinvestment plan for our common stockholders, we purchased 374,255 shares of our common stock for $4.0 million in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during the quarter ended June 30, 2008.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 through April 30, 2008	—		—	—	—
May 1, 2008 through May 31, 2008	—		—	—	—
June 1, 2008 through June 30, 2008	374,255	(1)	$10.62	—	—
Total

(1)          Pursuant to our dividend reinvestment plan, we directed our plan administrator to purchase 374,255 shares in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend for the second quarter of 2008.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

                On May 29, 2008, we held our Annual Meeting of Stockholders in New York, New York.  Stockholders voted on three matters.  The substance of these matters and the results of voting on them are described below.

1. Election of Directors.  Stockholders elected one Class I independent director of the Company, who will serve for a term of three years and until his successor is duly elected and qualified.  Votes were cast as follows:

	For	Withheld
Douglas E. Coltharp	66,419,093	1,287,623

The following directors are continuing as directors of the Company for their respective terms—Frank E. O’Bryan, Eric B. Siegel, Robert L. Rosen and Bennett Rosenthal.

2. Ratification of the selection of KPMG LLP to serve as independent registered public accounting firm for the year ending December  31, 2008.  Votes were cast as follows:

For	Against	Abstain
66,509,124	1,016,698	180,894

3. Authorization of the Company to offer and issue debt with warrants and debt convertible into shares of our common stock at an exercise or conversion price that, at the time such warrants or convertible debt are issued, will not be less than the greater of the market value per share of our common stock and the net asset value per share of our common stock.  Votes were cast as follows:

For	Against	Abstain	Broker Non-Votes
42,744,940	1,409,719	252,573	23,299,484

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

* Filed herewith.

(1)          Previously filed with the Registrant’s pre-effective Amendment No. 1 to the Registration Statement (File No. 333-149109) under the Securities Act of 1933, as amended, on Form N-2, filed on March 14, 2008.

(2)          Previously filed with the Registrant’s pre-effective Amendment No. 1 to the Registration Statement (File No. 333-114656) under the Securities Act of 1933, as amended, on Form N-2, filed on September 17, 2004.

(3)          Previously filed with the Registrant’s pre-effective Amendment No. 2 to the Registration Statement (File No. 333-114656) under the Securities Act of 1933, as amended, on Form N-2, filed on September 28, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES CAPITAL CORPORATION

Dated: August 7, 2008	By	/s/ Michael J. Arougheti
Michael J. Arougheti
President

	By	/s/ Richard S. Davis
Richard S. Davis
Chief Financial Officer