Form 10-Q
period 2008-09-30
ARES CAPITAL CORP
filed 2008-11-06
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☒	Non-accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2008
Common stock, $0.001 par value	97,152,820

ARES CAPITAL CORPORATION

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(dollar amounts in thousands, except per share data)

	As of
	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Investments at fair value (amortized cost of $2,244,617 and $1,795,621, respectively)
Non-controlled/non-affiliate company investments	$1,555,169	$1,167,200
Non-controlled affiliate company investments	348,062	430,371
Controlled affiliate company investments	190,463	176,631
Total investments at fair value	2,093,694	1,774,202
Cash and cash equivalents	61,409	21,142
Receivable for open trades	2,103	1,343
Interest receivable	15,069	23,730
Other assets	12,235	8,988
Total assets	$2,184,510	$1,829,405
LIABILITIES
Debt	$902,152	$681,528
Accounts payable and accrued expenses	7,164	5,516
Management and incentive fees payable	25,183	13,041
Interest and facility fees payable	3,829	4,769
Total liabilities	938,328	704,854
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Common stock, par value $.001 per share, 200,000,000 and 100,000,000 common shares authorized, respectively, 97,152,820 and 72,684,090 common shares issued and outstanding, respectively	97	73
Capital in excess of par value	1,399,298	1,136,599
Accumulated undistributed net investment income	(4,011)	7,005
Accumulated undistributed net realized gain on sale of investments and foreign currencies	—	1,471
Net unrealized loss on investments and foreign currencies	(149,202)	(20,597)
Total stockholders’ equity	1,246,182	1,124,551
Total liabilities and stockholders’ equity	$2,184,510	$1,829,405
NET ASSETS PER SHARE	$12.83	$15.47

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(dollar amounts in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest from investments	$45,425	$35,827	$118,112	$99,973
Capital structuring service fees	3,029	578	14,175	6,845
Interest from cash & cash equivalents	325	791	1,314	2,282
Dividend income	375	635	1,246	1,385
Management fees	—	—	—	—
Other income	599	218	2,007	725
Total investment income from non-controlled/non-affiliate company investments	49,753	38,049	136,854	111,210

From non-controlled affiliate company investments:
Interest from investments	7,924	5,669	24,668	13,315
Capital structuring service fees	281	—	1,376	2,635
Dividend income	256	389	522	892
Management fees	188	188	564	564
Other income	136	41	379	198
Total investment income from non-controlled affiliate company investments	8,785	6,287	27,509	17,604

From controlled affiliate company investments:
Interest from investments	2,946	1,355	9,126	3,181
Capital structuring service fees	—	2,107	3,000	2,899
Dividend income	133	121	133	121
Management fees	437	—	1,068	—
Other income	13	12	48	30
Total investment income from controlled affiliate company investments	3,529	3,595	13,375	6,231

Total investment income	62,067	47,931	177,738	135,045

EXPENSES:
Interest and credit facility fees	9,535	9,353	26,613	25,467
Base management fees	7,963	6,159	22,729	17,062
Incentive management fees	8,205	5,966	23,713	16,949
Professional fees	1,499	1,040	4,370	3,529
Insurance	301	270	927	801
Administrative	802	291	1,702	736
Depreciation	134	103	338	307
Directors fees	57	65	197	193
Other	869	854	2,597	2,268
Total expenses	29,365	24,101	83,186	67,312

NET INVESTMENT INCOME BEFORE INCOME TAXES	32,702	23,830	94,552	67,733

Income tax expense (benefit), including excise tax	(118)	(79)	(302)	(112)

NET INVESTMENT INCOME	32,820	23,909	94,854	67,845

REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCY TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	2,018	7,398	2,235	(446)
Non-controlled affiliate company investments	2,600	—	2,601	—
Controlled affiliate company investments	—	3,488	—	3,809
Foreign currency transactions	(38)	—	(40)	—
Net realized gains (losses)	4,580	10,886	4,796	3,363

Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	(52,689)	(2,853)	(81,283)	9,431
Non-controlled affiliate company investments	(21,354)	(9,018)	(45,212)	(7,968)
Controlled affiliate company investments	(4,750)	—	(2,117)	7,410
Foreign currency transactions	—	—	7	—
Net unrealized gains (losses)	(78,793)	(11,871)	(128,605)	8,873

Net realized and unrealized gains (losses) from investments and foreign currency transactions	(74,213)	(985)	(123,809)	12,236

NET INCREASE (DECREASE) IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$(41,393)	$22,924	$(28,955)	$80,081

BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 4)	$(0.43)	$0.32	$(0.33)	$1.22

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING – BASIC AND DILUTED (see Note 4)	97,152,820	72,059,957	87,152,501	65,522,194

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2008 (unaudited)

(dollar amounts in thousands, except per unit data)

Company (1)	Industry	Investment	Interest (10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Healthcare - Services
American Renal Associates, Inc.	Dialysis provider	Senior secured loan ($1,607 par due 12/2010)	6.73% (Libor+ 3.25%/Q)	12/14/05	$1,607	$1,607	$1.00	(3)
		Senior secured loan ($197 par due 12/2010)	6.75% (Base Rate + 1.75%/D)	12/14/05	197	197	$1.00	(3)
		Senior secured loan ($5,738 par due 12/2011)	6.73% (Libor+ 3.25%/Q)	12/14/05	5,738	5,738	$1.00	(3)
		Senior secured loan ($16 par due 12/2011)	6.75% (Base Rate + 1.75%/D)	12/14/05	16	16	$1.00	(3)
		Senior secured loan ($262 par due 12/2011)	6.73% (Libor+ 3.25%/Q)	12/14/05	262	262	$1.00	(3)
		Senior secured loan ($2,620 par due 12/2011)	6.03% (Libor + 3.25% /Q)	12/14/05	2,620	2,620	$1.00	(3)

Capella Healthcare, Inc.	Acute care hospital operator	Junior secured loan ($65,000 par due 2/2016)	13.00%	2/29/08	65,000	61,750	$0.95
		Junior secured loan ($30,000 par due 2/2016)	13.00%	2/29/08	30,000	28,500	$0.95	(2)

CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC (6)	Healthcare analysis services	Preferred stock (7,170 shares)	14.00% PIK	6/15/07	7,170	7,170	$1,000.00	(4)
		Common stock (9,679 shares)		6/15/07	4,000	5,383	$556.10	(5)
		Common stock (1,546 shares)		6/15/07	—	—	$—	(5)

DSI Renal, Inc.	Dialysis provider	Senior subordinated note ($28,427 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/06	28,516	24,135	$0.85	(4)
		Senior subordinated note ($26,251 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/06	26,252	22,329	$0.85	(2)(4)
		Senior subordinated note ($11,751 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/06	11,751	9,988	$0.85	(3)(4)
		Senior secured revolving loan ($122 par due 3/2013)	8.00% (Base Rate + 3.00%/D)	4/4/06	122	109	$0.90

		Senior secured revolving loan ($1,600 par due 3/2013)	5.81% (Libor + 3.00%/Q)	4/4/06	1,600	1,440	$0.90
		Senior secured revolving loan ($1,920 par due 3/2013)	5.81% (Libor + 3.00%/Q)	4/4/06	1,920	1,728	$0.90
		Senior secured revolving loan ($1,120 par due 3/2013)	6.25% (Libor + 3.00%/Q)	4/4/06	1,120	1,008	$0.90
		Senior secured revolving loan ($1,152 par due 3/2013)	5.80% (Libor + 3.00%/Q)	4/4/06	1,152	1,037	$0.90
		Senior secured revolving loan ($1,600 par due 3/2013)	6.81% (Libor + 3.00%/Q)	4/4/06	1,600	1,440	$0.90

GG Merger Sub I, Inc.	Drug testing services	Senior secured loan ($23,330 par due 12/2014)	8.36% (Libor + 4.00%/S)	12/14/07	22,390	21,930	0.94

HCP Acquisition Holdings, LLC (7)	Healthcare compliance advisory services	Class A units (8,567,000 units)		6/26/08	8,567	8,567	$1.00	(5)

Heartland Dental Care, Inc.	Dental services	Senior subordinated note ($40,217 par due 8/2013)	11.00% Cash, 3.25% PIK	7/31/08	40,217	40,217	$1.00	(4)

MPBP Holdings, Inc., Cohr Holdings, Inc. and MPBP Acquisition Co., Inc.	Healthcare equipment services	Junior secured loan ($20,000 par due 1/2014)	9.19% (Libor + 6.25%/S)	1/31/07	20,000	10,000	$0.50
		Junior secured loan ($12,000 par due 1/2014)	9.19% (Libor + 6.25%/S)	1/31/07	12,000	6,000	$0.50	(3)
		Common stock (50,000 shares)		1/31/07	5,000	—	$—	(5)

MWD Acquisition Sub, Inc.	Dental services	Junior secured loan ($5,000 par due 5/2012)	9.13% (Libor + 6.25%/S)	5/3/07	5,000	4,500	$0.90

OnCURE Medical Corp.	Radiation oncology care provider	Senior subordinated note ($32,053 par due 8/2013)	11.00% Cash, 1.50% PIK	8/18/06	32,053	30,426	$0.95	(4)
		Senior secured loan ($3,083 par due 8/2009)	6.00% (Libor + 3.50%/M)	8/18/06	3,083	2,867	$0.93
		Common stock (857,143 shares)		8/18/06	3,000	3,000	$3.50	(5)

Passport Health Communications, Inc., Passport Holding Corp. and Prism Holding Corp.	Healthcare technology provider	Senior secured loan ($15,000 par due 5/2014)	10.50% (Libor + 7.50%/S)	5/9/08	15,000	15,000	$1.00

		Senior secured loan ($10,000 par due 5/2014)	10.50% (Libor + 7.50%/S)	5/9/08	10,000	10,000	$1.00	(3)
		Series A Preferred stock (1,594,457 shares)		7/30/08	9,900	9,900	$6.21	(5)
		Common stock (16,106 shares)		7/30/08	100	100	$6.21	(5)

PG Mergersub, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Senior subordinated loan ($5,000 par due 3/2016)	12.50%	3/12/08	4,900	4,900	$0.98
		Preferred stock (333 shares)		3/12/08	333	333	$1,000.00	(5)
		Common stock (16,667 shares)		3/12/08	167	167	$10.00	(5)

The Schumacher Group of Delaware, Inc.	Outsourced physician service provider	Senior subordinated loan ($35,000 par due 7/2012)	11.00% Cash, 2.50% PIK	7/18/08	35,000	35,000	$1.00	(4)

Triad Laboratory Alliance, LLC	Laboratory services	Senior subordinated note ($15,288 par due 12/2012)	12.00% cash, 1.75% PIK	12/21/05	15,288	15,288	$1.00	(4)
		Senior secured loan ($2,479 par due 12/2011)	7.01% (Libor + 3.25%/Q)	12/21/05	2,478	2,206	$0.89	(3)

VOTC Acquisition Corp.	Provider of expert cancer care and treatment	Senior secured loan ($2,982 par due 7/2012)	11.00% Cash, 2.00% PIK	6/30/08	2,982	2,982	$1.00	(4)
		Senior secured loan ($14,000 par due 7/2012)	11.00% Cash, 2.00% PIK	6/30/08	14,000	14,000	$1.00	(4)
		Series E preferred shares (3,888,222 shares)		7/14/08	8,749	8,749	$2.25	(5)
					460,850	422,589			33.91%

Beverage, Food and Tobacco
3091779 Nova Scotia Inc.	Baked goods manufacturer	Junior secured loan (Cdn$14,000 par due 11/2012)	11.50% Cash, 1.50% PIK	11/2/07	14,850	12,494	$0.95	(4)(12)
		Warrants to purchase 57,545 shares			—	—	$—	(5)

Apple & Eve, LLC and US Juice Partners, LLC (6)	Juice manufacturer	Senior secured revolving loan ($2,000 par due 10/2013)	9.73% (Libor + 6.00%/B)	10/5/07	2,000	1,800	$0.90
		Senior secured revolving loan ($500 par due 10/2013)	8.49% (Libor + 6.00%/M)	10/5/07	500	450	$0.90

		Senior secured revolving loan ($1,000 par due 10/2013)	8.49% (Libor + 6.00%/M)	10/5/07	1,000	900	$0.90
		Senior secured loan ($10,979 par due 10/2013)	9.05% (Libor + 6.00%/S)	10/5/07	10,979	9,881	$0.90
		Senior secured loan (716 par due 10/2013)	8.80% (Libor + 6.00%/M)	10/5/07	716	644	$0.90
		Senior secured loan ($21,695 par due 10/2013)	9.05% (Libor + 6.00%/S)	10/5/07	21,965	19,768	$0.90	(2)
		Senior secured loan ($11,880 par due 10/2013)	9.05% (Libor + 6.00%/S)	10/5/07	11,880	10,692	$0.90	(3)
		Senior units (50,000 units)		10/5/07	5,000	4,000	$80.00	(5)

Best Brands Corporation	Baked goods manufacturer	Senior secured loan ($6,972 par due 12/2012)	11.49% (Libor + 4.50% Cash + 4.50% PIK/M)	2/15/2008	6,972	6,474	$0.85	(4)
		Junior secured loan ($1,044 par due 6/2013)	10.00% Cash, 8.00% PIK	12/14/06	1,044	888	$0.85	(4)
		Junior secured loan ($28,716 par due 6/2013)	10.00% Cash, 8.00% PIK	12/14/06	28,716	24,406	$0.85	(2)(4)
		Junior secured loan ($11,845 par due 6/2013)	10.00% Cash, 8.00% PIK	12/14/06	11,845	10,068	$0.85	(3)(4)

Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated note ($5,388 par due 2/2013)	12.00% PIK	2/6/08	5,388	5,388	$1.03	(2)(4)
		Preferred stock (6,258 shares)		9/1/06	2,500	2,500	$399.48	(5)

OTG Management, Inc.	Airport restaurant operator	Junior secured loan ($10,252 par due 6/2013)	18.00% (Libor + 11.00% Cash, 4.00% PIK/Q)	6/19/08	10,252	10,252	$1.00	(4)
		Junior secured loan ($4,905 par due 6/2013)	18.00% (Libor + 11.00% Cash, 4.00% PIK/Q)	6/19/08	4,905	4,905	$1.00	(4)
		Warrants to purchase up to 9 shares of common stock			—	—	$—	(5)

Vistar Corporation and Wellspring Distribution Corp.	Foodservice distributor	Senior subordinated loan ($73,625 par due 5/2015)	13.50%	5/23/08	73,625	73,625	$1.00
		Class A non-voting common stock (1,366,120 shares)		5/23/08	7,500	7,500	$1.00	(5)
					221,637	206,635			16.58%

Education
Campus Management Corp. and Campus	Education software developer	Senior secured revolving loan ($700 par due 8/2013)	11.00%	2/8/08	700	700	$1.00

Management Acquisition Corp. (6)		Senior secured loan ($19,810 par due 8/2013)	11.00%	2/8/08	19,810	19,810	$1.00
		Senior secured loan ($24,965 par due 8/2013)	11.00%	2/8/08	24,965	24,965	$1.00	(2)
		Preferred stock (431,408 shares)	8.00% PIK	2/8/08	7,831	7,831	$18.15	(4)

ELC Acquisition Corporation	Developer, manufacturer and retailer of educational products	Senior secured loan ($263 par due 11/2012)	6.06% (Libor + 3.25%/Q)	11/30/06	263	263	$1.00	(3)
		Junior secured loan ($8,333 par due 11/2013)	10.21% (Libor + 7.00%/Q)	11/30/06	8,333	8,333	$1.00	(3)

Instituto de Banca y Comercio, Inc. (8)	Private school operator	Senior secured loan ($7,500 par due 3/2014)	7.80% (Libor + 5.00%/Q)	3/15/07	7,500	7,500	$1.00
		Senior secured loan ($7,284 par due 3/2014)	7.80% (Libor + 5.00%/Q)	3/15/07	7,284	7,284	$1.00
		Senior secured loan ($5,000 par due 3/2014)	7.80% (Libor + 5.00%/Q)	3/15/07	5,000	5,000	$1.00	(2)
		Senior secured loan ($11,850 par due 3/2014)	7.80% (Libor + 5.00%/Q)	3/15/07	11,850	11,850	$1.00	(3)
		Senior subordinated loan ($19,471 par due 6/2014)	10.50% Cash, 3.50% PIK	6/4/08	19,470	19,470	$1.00	(4)
		Promissory note ($429 par due 9/2015)	6.00%	6/4/08	429	1,206	$2.81
		Preferred stock (214,286 shares)		6/4/08	1,018	2,864	$13.36	(5)
		Common stock (214,286 shares)		6/4/08	54	151	$0.70	(5)

Lakeland Finance, LLC	Private school operator	Senior secured note ($18,000 par due 12/2012)	11.50%	12/13/05	18,000	18,000	$1.00
		Senior secured note ($15,000 par due 12/2012)	11.50%	12/13/05	15,000	15,000	$1.00	(2)

R3 Education, Inc. (formerly known as Equinox EIC	Medical school operator	Senior secured revolving loan ($4,000 par due 12/2012)	8.79% (Libor + 6.00%/Q)	4/3/07	4,000	4,000	$1.00

Partners, LLC and MUA Management Company, Ltd.) (7)(8)	Senior secured revolving loan ($4,900 par due 12/2012)	10.00% (Base Rate + 5.00%/D)	4/3/07	4,900	4,900	$1.00
	Senior secured revolving loan ($400 par due 12/2012)	10.00% (Base Rate + 5.00%/D)	4/3/07	400	400	$1.00
	Senior secured loan ($3,637 par due 12/2012)	9.19% (Libor + 6.00%/S)	4/3/07	3,637	3,637	$1.00	(2)
	Senior secured loan ($14,113 par due 12/2012)	9.48% (Libor + 6.00%/Q)	9/21/07	14,113	14,113	$1.00	(2)
	Senior secured loan ($7,350 par due 12/2012)	9.09% (Libor + 6.00%/S)	4/3/07	7,350	7,350	$1.00	(3)
	Senior secured loan ($25 par due 12/2012)	10.00% (Base Rate + 5.00%/D)	4/3/07	25	25	$1.00	(3)
	Common membership interest (26.27% interest)		9/21/07	15,800	20,800		(5)
	Preferred stock (800 shares)			200	200		(5)
				197,932	205,652			16.50%

Financial
Abingdon Investments Limited (6)(8)(9)	Investment company	Ordinary shares (948,500 shares)	12/15/06	9,033	5,995	$6.32	(5)

CIC Flex, LP (9)	Investment partnership	Limited partnership units (1 unit)	9/7/07	28	28	$50,000.00	(5)

Covestia Capital Partners, LP (9)	Investment partnership	Limited partnership interest (47% interest)	6/17/08	1,059	1,059	$1.00	(5)

Firstlight Financial Corporation (6)(9)	Investment company	Senior subordinated loan ($69,910 par due 12/2016)	10.00% PIK	12/31/06	69,910	69,910	$1.00	(4)
		Common stock (10,000 shares)		12/31/06	10,000	3,750	$375.00	(5)
		Common stock (30,000 shares)		12/31/06	30,000	11,250	$375.00	(5)

Ivy Hill Middle Market Credit Fund, Ltd. (7)(8)(9)	Investment company	Class B deferrable interest notes ($40,000 par due 11/2018)	8.66% (Libor + 6.00%/Q)	11/20/07	40,000	40,000	$1.00
		Subordinated notes ($16,000 par due 11/2018)		11/20/07	16,000	14,398	$0.90	(5)

Imperial Capital Group, LLC and Imperial Capital Private Opportunities, LP (6)(9)	Investment banking services	Limited partnership interest (80% interest)		5/10/07	584	584	$1.00
		Common units (7,710 units)		5/10/07	14,997	14,997	$1,945.16	(5)
		Common units (2,526 units)		5/10/07	3	3	$1.00	(5)
		Common units (315 units)		5/10/07	—	—	$—	(5)

Partnership Capital Growth Fund I, LP (9)	Investment partnership	Limited partnership interest (25% interest)		6/16/06	2,364	2,364		(5)

Trivergance Capital Partners, LP (9)	Investment partnership	Limited partnership interest (100% interest)		6/5/08	387	387		(5)

VSC Investors LLC (9)	Investment company	Membership interest (4.63% interest)		1/24/08	302	302		(5)
					194,667	165,027			13.24%

Retail
Apogee Retail, LLC	For-profit thrift retailer	Senior secured loan ($10,849 par due 11/2012)	12.00% Cash, 4.00% PIK	5/28/08	10,849	10,849	$1.00	(4)
		Senior secured loan ($2,307 par due 3/2012)	8.71% (Libor + 5.25%/S)	3/27/07	2,307	2,238	$0.97
		Senior secured loan ($24,637 par due 3/2012)	8.71% (Libor + 5.25%/S)	3/27/07	24,637	23,898	$0.97	(2)
		Senior secured loan ($11,790 par due 3/2012)	8.71% (Libor + 5.25%/S)	3/27/07	11,790	11,436	$0.97	(3)
		Senior secured loan ($6 par due 3/2012)	8.46% (Libor + 5.25%/Q)	3/27/07	6	6	$0.97

		Senior secured loan ($63 par due 3/2012)	8.46% (Libor + 5.25%/Q)	3/27/07	63	61	$0.97	(2)
		Senior secured loan ($30 par due 3/2012)	8.46% (Libor + 5.25%/Q)	3/27/07	30	29	$0.97	(3)
		Senior secured loan ($4,876 par due 3/2012)	8.03% (Libor + 5.25%/S)	3/27/07	4,876	4,730	$0.97

Hudson Group, Inc. and Advent - Hudson, LLC	Retail newsstand operator	Junior secured loan ($35,272 par due 3/2015)	11.50% Cash, 1.50% PIK	3/28/08	35,272	38,034	$1.08	(4)
		Common stock (6,057,000 shares)		3/28/08	3,000	3,000	$0.50	(5)

Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Senior subordinated note ($6,000 par due 8/2014)	10.00% cash, 2.00% PIK	8/8/06	6,000	5,880	$0.98	(4)
		Senior subordinated note ($22,000 par due 8/2014)	10.00% cash, 2.00% PIK	8/8/06	22,000	21,560	$0.98	(2)(4)
		Common stock (1,170,182 shares)		8/8/06	4,500	5,300	$4.53	(5)

Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($4,716 par due 9/2012)	8.75% (Base Rate + 3.50%/D)	9/28/06	4,716	4,480	$0.95	(3)
		Senior secured loan ($14,024 par due 9/2012)	10.75% (Base Rate + 5.75%/D)	9/28/06	14,024	13,323	$0.95
		Senior secured loan ($14,024 par due 9/2012)	10.75% (Base Rate + 5.75%/D)	9/28/06	14,024	13,323	$0.95	(2)
		Senior secured loan ($7,225 par due 9/2012)	10.75% (Base Rate + 5.75%/D)	9/28/06	7,225	6,863	$0.95	(3)
		Preferred stock (80 shares)		9/28/06	1,800	—	$—	(5)
		Common stock (800 shares)		9/28/06	200	—	$—	(5)
					167,319	165,010			13.24%

Services - Other
American Residential Services, LLC	Plumbing, heating and air-conditioning services	Junior secured loan ($20,217 par due 4/2015)	10.00% Cash, 2.00% PIK	4/17/07	20,217	18,195	$0.90	(2)(4)

Diversified Collection Services, Inc.	Collections services	Senior secured loan ($4,318 par due 8/2011)	8.50% (Libor + 5.75%/M)	2/2/05	4,049	4,016	$0.93

		Senior secured loan ($4,318 par due 8/2011)	8.50% (Libor + 5.75%/M)	2/2/05	4,318	4,016	$0.93	(3)
		Senior secured loan ($1,837 par due 2/2011)	11.25% (Libor + 8.50%/M)	2/2/05	1,837	1,561	$0.85	(2)
		Senior secured loan ($7,125 par due 8/2011)	11.25% (Libor + 8.50%/M)	2/2/05	7,125	6,056	$0.85	(3)
		Preferred stock (14,927 shares)		5/18/06	169	109	$7.32	(5)
		Common stock (114,004 shares)		2/2/05	295	191	$1.67	(5)

GCA Services Group, Inc.	Custodial services	Senior secured loan ($27,965 par due 12/2011)	12.00%	12/15/06	27,964	27,965	$1.00	(2)
		Senior secured loan ($11,186 par due 12/2011)	12.00%	12/15/06	11,186	11,186	$1.00	(3)

Growing Family, Inc. and GFH Holdings, LLC	Photography services	Senior secured revolving loan ($1,513 par due 8/2011)	10.50% (Libor + 3.00% Cash, 4.00% PIK/Q)	3/16/07	1,513	1,210	$0.80	(4)
		Senior secured loan ($409 par due 8/2011)	13.00% (Libor + 3.50% Cash, 6.00% PIK/Q)	3/16/07	409	328	$0.80	(4)
		Senior secured loan ($10,776 par due 8/2011)	13.00% (Libor + 3.50% Cash, 6.00% PIK/Q)	3/16/07	10,776	8,622	$0.80	(3)(4)
		Senior secured loan ($9 par due 8/2011)	13.00% (Base Rate + 2.00% Cash, 6.00% PIK/D)	3/16/07	9	7	$0.80	(4)
		Senior secured loan ($240 par due 8/2011)	13.00% (Base Rate + 2.00% Cash, 6.00% PIK/D)	3/16/07	240	193	$0.80	(3)(4)
		Senior secured loan ($3,587 par due 8/2011)	15.50% (Libor + 6.00% Cash, 6.00% PIK/Q)	3/16/07	3,587	2,872	$0.80	(4)
		Senior secured loan ($135 par due 8/2011)	15.50% (Libor + 6.00% Cash, 6.00% PIK/Q)	3/16/07	135	108	$0.80	(4)
		Common stock (552,430 shares)		3/16/07	872	—	$—	(5)

NPA Acquisition, LLC	Powersport vehicle auction operator	Junior secured loan ($12,000 par due 2/2013)	9.24% (Libor + 6.75%/M)	8/23/06	12,000	12,000	$1.00	(3)
		Common units (1,709 shares)		8/23/06	1,000	2,300	$1,345.82	(5)
Web Services Company, LLC	Laundry service and equipment provider	Senior subordinated loan ($25,056 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/08	25,056	25,056	$1.00	(4)
		Senior subordinated loan ($25,056 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/08	25,056	25,056	$1.00	(2)(4)
					157,813	151,047			12.12%

Business Services
Booz Allen Hamilton, Inc.	Strategy and technology consulting services	Senior secured loan ($750 par due 7/2015)	7.50% (Libor + 4.50%/Q)	7/31/08	735	729	$0.97
		Senior subordinated loan ($22,400 par due 7/2016)	11.00% Cash, 2.00% PIK	7/31/08	22,183	21,056	$0.94	(4)

Investor Group Services, LLC (16)	Financial consulting services	Limited liability company membership interest (10.00% interest)		6/22/06	—	500	$5,000.00	(5)

Pillar Holdings LLC and PHL Holding Co. (6)	Mortgage services	Senior secured revolving loan ($375 par due 11/2013)	9.20% (Libor + 5.50%/M)	11/20/07	375	375	$1.00
		Senior secured revolving loan ($938 par due 11/2013)	9.20% (Libor + 5.50%/M)	11/20/07	938	938	$1.00
		Senior secured loan ($9,375 par due 5/2014)	14.50%	7/31/08	9,375	9,375	$1.00
		Senior secured loan ($18,871 par due 11/2013)	9.20% (Libor + 5.50%/M)	11/20/07	18,871	18,871	$1.00	(2)
		Senior secured loan ($11,780 par due 11/2013)	9.20% (Libor + 5.50%/M)	11/20/07	11,779	11,779	$1.00	(3)
		Common stock (85 shares)		11/20/07	3,768	5,267	$62,125.95	(5)

Primis Marketing Group, Inc. and Primis Holdings, LLC (6)	Database marketing services	Senior subordinated note ($10,222 par due 2/2013)	11.00% Cash, 2.50% PIK	8/24/06	10,222	2,554	$0.25	(4)(14)
		Preferred units (4,000 units)		8/24/06	3,600	—	$—	(5)
		Common units (4,000,000 units)		8/24/06	400	—	$—	(5)

Prommis Solutions, LLC, E-Default Services, LLC, Statewide Tax and Title Services, LLC & Statewide Publishing Services, LLC (formerly known as MR Processing Holding Corp.)	Bankruptcy and foreclosure processing services	Senior subordinated note ($21,883 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/07	21,883	21,883	$1.00	(4)
		Senior subordinated note ($29,968 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/07	29,968	29,968	$1.00	(2)(4)
		Preferred stock (30,000 shares)		4/11/06	3,000	7,000	$233.33	(5)

R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/07	250	250	$1.00	(5)

Summit Business Media, LLC	Business media consulting services	Junior secured loan ($10,000 par due 11/2013)	9.47% (Libor + 7.00%/Q)	8/3/07	10,000	8,500	$0.85	(3)

VSS-Tranzact Holdings, LLC (6)	Management consulting services	Common membership interest (8.51% interest)		10/26/07	10,000	9,000	(5)
					157,347	148,045			11.88%

Manufacturing
Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan ($5,616 par due 4/2010)	8.76% (Libor + 5.00%/Q)	3/28/05	5,648	5,616	$1.00	(3)

Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($9,644 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/16/06	9,644	9,354	$0.97	(3)
		Senior secured loan ($130 par due 5/2011)	8.50% (Base Rate + 3.50%/D)	5/16/06	130	126	$0.97	(3)
		Senior secured loan ($536 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/16/06	536	520	$0.97	(3)
		Senior secured loan ($1,523 par due 5/2011)	10.00% (Libor + 6.00%/M)	5/16/06	1,523	1,477	$0.97	(3)
		Senior secured loan ($81 par due 5/2011)	10.00% (Libor + 6.00%/M)	5/16/06	81	79	$0.97	(3)
		Senior secured loan ($4,766 par due 5/2011)	10.00% Cash, 3.00% PIK	5/16/06	4,765	4,623	$0.97	(4)

Qualitor, Inc.	Automotive aftermarket components supplier	Senior secured loan ($1,761 par due 12/2011)	7.76% (Libor + 4.00%/Q)	12/29/04	1,761	1,761	$1.00	(3)
		Junior secured loan ($5,000 par due 6/2012)	10.76% (Libor + 7.00%/Q)	12/29/04	5,000	5,000	$1.00	(3)

Reflexite Corporation (7)	Developer and manufacturer of high-visibility reflective products	Senior subordinated loan ($10,178 par due 2/2015)	11.00% Cash, 3.00% PIK	2/28/2008	10,178	10,178	$1.00	(4)
		Common stock (1,821,860 shares)		3/28/06	27,435	48,000	$26.35	(5)

Saw Mill PCG Partners LLC	Precision components manufacturer	Common units (1,000 units)		2/2/07	1,000	400	$400.00	(5)

UL Holding Co., LLC	Petroleum product manufacturer	Common units (50,000 units)		4/25/08	500	750	$15.00	(5)
		Common units (50,000 units)		4/25/08	—	—	$—	(5)

Universal Trailer Corporation	Livestock and specialty trailer manufacturer	Common stock (74,920 shares)		10/8/04	7,930	—	$—	(5)
					76,131	87,884			7.05%

Environmental Services
AWTP, LLC	Water treatment services	Junior secured loan ($805 par due 12/2012)	12.27% (Libor + 7.50% Cash, 1.00% PIK/Q)	12/23/05	805	765	$0.95	(4)
		Junior secured loan ($6,036 par due 12/2012)	12.27% (Libor + 7.50% Cash, 1.00% PIK/Q)	12/23/05	6,036	5,734	$0.95	(3)(4)
		Junior secured loan ($805 par due 12/2012)	12.48% (Libor + 7.50% Cash, 1.00% PIK/Q)	12/23/05	805	765	$0.95	(4)
		Junior secured loan ($6,036 par due 12/2012)	12.48% (Libor + 7.50% Cash, 1.00% PIK/Q)	12/23/05	6,036	5,734	$0.95	(3)(4)

Mactec, Inc.	Engineering and environmental services	Class B-4 stock (16 shares)		11/3/04	—	—	$26.92	(5)
		Class C stock (5,556 shares)		11/3/04	—	150	$26.92	(5)

Sigma International Group, Inc.	Water treatment parts manufacturer	Junior secured loan (1,833 par due 10/13)	10.31% (Libor + 7.50%/Q)	10/11/07	1,833	1,650	$0.90	(2)
		Junior secured loan (4,000 par due 10/13)	10.31% (Libor + 7.50%/Q)	10/11/07	4,000	3,600	$0.90	(3)
		Junior secured loan (2,750 par due 10/13)	9.99% (Libor + 7.50/M)	11/1/07	2,750	2,475	$0.90	(2)
		Junior secured loan (6,000 par due 10/13)	9.99% (Libor + 7.50/M)	11/1/07	6,000	5,400	$0.90	(3)
		Junior secured loan (917 par due 10/13)	10.31% (Libor + 7.50%/Q)	11/6/07	917	825	$0.90	(2)
		Junior secured loan (2,000 par due 10/13)	10.31% (Libor + 7.50%/Q)	11/6/07	2,000	1,800	$0.90	(3)

Waste Pro USA, Inc.	Waste management services	Senior subordinated loan ($25,000 par due 11/2013)	11.50%	11/9/06	25,000	25,000	$1.00	(2)
		Preferred stock (15,000 shares)	10.00% PIK	11/9/06	15,000	15,000	$1,000.00	(4)
		Warrants to purchase 682,671 shares		11/9/06	—	6,827	$10.00	(5)

Wastequip, Inc. (6)	Waste management equipment manufacturer	Senior subordinated loan ($12,952 par due 2/2015)	10.00% Cash, 2.00% PIK	2/5/07	12,924	9,066	$0.70	(4)
		Common stock (13,889 shares)		2/2/07	1,389	—	$—
					85,495	84,791			6.80%

Printing, Publishing and Media
Canon Communications LLC	Print publications services	Junior secured loan ($7,525 11/2011)	10.45% (Libor + 6.75%/M)	5/25/05	7,525	7,074	$0.94
		Junior secured loan ($4,250 par due 11/2011)	10.45% (Libor + 6.75%/M)	5/25/05	4,250	3,995	$0.94	(2)
		Junior secured loan ($12,000 par due 11/2011)	10.45% (Libor + 6.75%/M)	5/25/05	12,000	11,280	$0.94	(3)

Courtside Acquisition Corp.	Community newspaper publisher	Senior subordinated loan ($34,295 par due 6/2014)	17.00% PIK	6/29/07	34,295	8,574	$0.25	(4)(14)

LVCG Holdings LLC (7)	Commercial printer	Membership interests (56.53% interest)		10/12/07	6,600	8,500		(5)

National Print Group, Inc.	Printing management services	Senior secured revolving loan ($1,277 par due 3/2012)	9.25% (Base Rate + 4.25%/D)	3/2/06	1,277	1,150	$0.90
		Senior secured revolving loan ($2,283 par due 3/2012)	7.74% (Libor + 5.25%/M)	3/2/06	2,283	2,054	$0.90
		Senior secured loan ($4,178 par due 3/2012)	8.06% (Libor + 5.25%/Q)	3/2/06	4,178	3,761	$0.90	(3)
		Senior secured loan ($4,413 par due 3/2012)	9.01% (Libor + 5.25%/Q)	3/2/06	4,413	3,972	$0.90	(3)
		Senior secured loan ($406 par due 8/2012)	12.05% (Libor + 9.25%/Q)	3/2/06	406	366	$0.90	(3)
		Senior secured loan ($350 par due 8/2012)	12.06% (Libor + 9.25%/Q)	3/2/06	350	315	$0.90	(3)
		Preferred stock (9,344 shares)		3/2/06	2,000	—	$—	(5)

The Teaching Company, LLC and The Teaching Company Holdings, Inc. (11)	Education publications provider	Senior secured loan ($4,000 par due 9/2012)	11.70%	9/29/06	4,000	4,000	$1.00
		Senior secured loan ($14,000 par due 9/2012)	11.70%	9/29/06	14,000	14,000	$1.00	(2)
		Senior secured loan ($10,000 par due 9/2012)	11.70%	9/29/06	10,000	10,000	$1.00	(3)
		Preferred stock (29,969 shares)		9/29/06	2,997	3,996	$133.33	(5)
		Common stock (15,393 shares)		9/29/06	3	4	$0.27	(5)
					110,577	83,041			6.66%

Restaurants
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($1,502 par due 11/2013)	7.5% (Base Rate + 2.50%/D)	11/27/06	1,502	1,502	$1.00
		Senior secured revolving loan ($2,003 par due 11/2013)	6.61% (Libor + 3.00% Cash, 0.50% PIK/S)	11/27/06	2,003	2,003	$1.00	(4)
		Senior secured loan ($59 par due 11/2012)	12.50% (Base Rate +7.5%/D)	11/27/06	59	59	$1.00
		Senior secured loan ($3 par due 11/2012)	12.50% (Base Rate +7.5%/D)	11/27/06	3	3	$1.00	(2)
		Senior secured loan ($29 par due 11/2012)	12.50% (Base Rate +7.5%/D)	11/27/06	29	29	$1.00	(3)
		Senior secured loan ($22,593 par due 11/2012)	11.61% (Libor + 7.50% Cash, 1.00% PIK/S)	11/27/06	22,599	22,593	$1.00	(4)
		Senior secured loan ($990 par due 11/2012)	11.61% (Libor + 7.50% Cash, 1.00% PIK/S)	11/27/06	990	990	$1.00	(2)(4)

		Senior secured loan ($11,053 par due 11/2012)	11.61% (Libor + 7.50% Cash, 1.00% PIK/S)	11/27/06	11,047	11,053	$1.00	(3)(4)
		Promissory note ($11,760 par due 11/2016)	10.00% PIK	6/1/06	11,749	11,760	$1.00	(4)
		Warrants to purchase 0.61 shares		6/1/06	—	—	$1.00	(5)

Encanto Restaurants, Inc. (8)	Restaurant owner and operator	Junior secured loan ($24,147 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/06	24,140	22,939	$0.95	(4)
		Junior secured loan ($1,006 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/06	1,006	956	$0.95	(3)(4)
					75,127	73,887			5.93%

Aerospace & Defense
AP Global Holdings, Inc.	Safety and security equipment manufacturer	Senior secured loan ($7,918 par due 10/2013)	8.21% (Libor + 4.50%/M)	11/8/07	7,804	7,601	$0.96

ILC Industries, Inc.	Industrial products provider	Junior secured loan ($12,000 par due 8/2012)	11.50%	6/27/06	12,000	12,000	$1.00	(3)

Thermal Solutions LLC and TSI Group, Inc.	Thermal management and electronics packaging manufacturer	Senior secured loan ($952 par due 3/2011)	7.75% (Base Rate + 2.75%/D)	3/28/05	952	952	$1.00	(3)
		Senior secured loan ($2,773 par due 3/2012)	8.25% (Base Rate + 3.25%/D)	3/28/05	2,773	2,773	$1.00	(3)
		Senior subordinated notes ($2,092 par due 9/2012)	11.50% cash, 2.75% PIK	3/28/05	2,118	2,092	$1.00	(4)
		Senior subordinated notes ($3,303 par due 9/2012)	11.50% cash, 2.75% PIK	3/28/05	3,303	3,303	$1.00	(2)(4)
		Senior subordinated notes ($2,662 par due 3/2013)	11.50% cash, 2.50% PIK	3/21/06	2,662	2,662	$1.00	(2)(4)
		Preferred stock (71,552 shares)		3/28/05	715	693	$9.69	(5)
		Common stock (1,460,246 shares)		3/28/05	15	14	$0.01	(5)

Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Junior secured loan ($16,000 par due 7/2014)	10.20% (Libor + 7.50%/Q)	1/17/08	16,000	16,000	$1.00
		Junior secured loan ($12,000 par due 7/2014)	10.20% (Libor + 7.50%/Q)	1/17/08	12,000	12,000	$1.00	(3)

		Common stock (246,279 shares)		1/17/08	2,100	2,100	$8.53
					62,442	62,190			4.99%

Consumer Products - Non-Durable
Innovative Brands, LLC	Consumer products and personal care manufacturer	Senior Secured Loan ($11,328 par due 9/2011)	11.75%	10/12/06	11,328	11,328	$1.00
		Senior Secured Loan ($10,457 par due 9/2011)	11.75%	10/12/06	10,457	10,457	$1.00	(3)

Making Memories Wholesale, Inc. (6)	Scrapbooking branded products manufacturer	Senior secured loan ($6,811 par due 3/2011)	7.50% (Base Rate + 2.50%/D)	5/5/05	6,810	5,449	$0.80	(4)(14)
		Senior subordinated loan ($10,465 par due 5/2012)	12.00% cash, 4.00% PIK	5/5/05	10,465	—	$—	(4)(14)
		Preferred stock (3,759 shares)		5/5/05	3,759	—	$—	(5)

Shoes for Crews, LLC	Safety footwear and slip-related mat manufacturer	Senior secured loan ($656 par due 7/2010)	6.63% (Libor + 3.50%/S)	6/16/06	660	660	$1.01	(3)
		Senior secured loan ($88 par due 7/2010)	7.00% (Base Rate + 2.00%/D)	10/8/04	88	88	$1.01	(3)

The Thymes, LLC (7)	Cosmetic products manufacturer	Preferred stock (6,159 shares)	8.00% PIK	6/21/07	6,146	5,396	$878.25	(4)
		Common stock (5,400 shares)		6/21/07	—	—	$—	(5)

Wear Me Apparel, LLC (6)	Clothing manufacturer	Senior subordinated notes ($23,697 par due 4/2013)	17.50% PIK	4/2/07	23,697	14,466	$0.60	(4)
		Common stock (10,000 shares)		4/2/07	10,000	—	$—	(5)
					83,410	47,844			3.84%

Telecommunications
American Broadband Communications, LLC and American Broadband Holding Company	Broadband communication services	Senior subordinated loan ($31,545 par due 11/2014)	8.00% cash, 8.00% PIK	2/8/08	31,545	31,546	$1.00	(4)
		Senior subordinated loan ($9,895 par due 11/2014)	8.00% cash, 8.00% PIK	11/7/07	9,895	9,895	$1.00	(4)
		Warrants to purchase 170 shares		11/7/07	—	—	$—	(5)
					41,440	41,441			3.33%

Computers and Electronics
RedPrairie Corporation	Software manufacturer	Junior secured loan ($3,300 par due 1/2013)	9.30% (Libor + 6.50%/Q)	7/13/06	3,300	3,300	$1.00
		Junior secured loan ($12,000 par due 1/2013)	9.30% (Libor + 6.50%/Q)	7/13/06	12,000	12,000	$1.00	(3)

X-rite, Incorporated	Color management software and hardware manufacturer	Junior secured loan ($4,800 par due 7/2013)	13.31% (Libor + 9.50%/Q)	7/6/06	4,800	4,560	$0.95
		Junior secured loan ($12,000 par due 7/2013)	13.31% (Libor + 9.50%/Q)	7/6/06	12,000	11,400	$0.95	(3)
					32,100	31,260			2.51%

Containers-Packaging
Industrial Container Services, LLC (6)	Industrial container manufacturer, reconditioner and servicer	Senior secured revolving loan ($826 par due 9/2011)	10.00% (Base Rate + 5.00%/D)	6/21/06	826	826	$1.00
		Senior secured loan ($2,056 par due 9/2011)	7.43% (Libor + 4.00%/Q)	9/30/05	2,056	2,056	$1.00	(2)
		Senior secured loan ($135 par due 9/2011)	7.50% (Base Rate + 2.50%/D)	9/30/05	135	135	$1.00	(2)
		Senior secured loan ($1,350 par due 9/2011)	7.03% (Libor + 4.00%/Q)	9/30/05	1,350	1,350	$1.00	(2)
		Senior secured loan ($526 par due 9/2011)	7.48% (Libor + 4.00%/Q)	6/21/06	526	526	$1.00	(2)
		Senior secured loan ($8,057 par due 9/2011)	7.48% (Libor + 4.00%/Q)	6/21/06	8,057	8,057	$1.00	(3)
		Senior secured loan ($38 par due 9/2011)	6.49% (Libor + 4.00%/Q)	6/21/06	38	38	$1.00	(2)
		Senior secured loan ($588 par due 9/2011)	6.49% (Libor + 4.00%/Q)	6/21/06	588	588	$1.00	(3)
		Senior secured loan ($417 par due 9/2011)	7.43% (Libor + 4.00%/M)	6/21/06	418	418	$1.00	(2)
		Senior secured loan ($6,400 par due 9/2011)	7.43% (Libor + 4.00%/M)	6/21/06	6,400	6,400	$1.00	(3)
		Common stock (1,800,000 shares)		9/29/05	1,800	7,900	$4.39	(5)
					22,194	28,294			2.27%

Cargo Transport
The Kenan Advantage Group, Inc.	Fuel transportation provider	Senior subordinated notes ($181 par due 12/2013)	9.50% cash, 3.50% PIK	2/29/08	132	170	$0.93	(4)

		Senior subordinated notes ($24,911 par due 12/2013)	9.50% cash, 3.50% PIK	12/15/05	24,954	23,167	$0.93	(2)(4)
		Senior secured loan ($2,431 par due 12/2011)	6.76% (Libor + 3.00%/Q)	12/15/05	2,431	2,188	$0.90	(3)
		Preferred stock (10,984 shares)	8.00% PIK	12/15/05	1,371	1,370	$124.73	(4)(5)
		Common stock (30,575 shares)		12/15/05	31	130	$4.25	(5)
					28,919	27,025			2.17%

Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	Senior secured loan ($750 par due 10/2013)	6.99% (Libor + 4.5%/M)	10/11/07	750	713	$0.95
		Senior secured loan ($12,466 par due 10/2013)	7.70% (Libor + 4.5%/Q)	10/11/07	12,466	11,843	$0.95	(2)
		Senior secured loan ($11,469 par due 10/2013)	7.70% (Libor + 4.5%/Q)	10/11/07	11,469	10,895	$0.95	(3)
		Senior secured loan ($34 par due 10/2013)	8.50% (Base Rate + 3.50/D)	10/11/07	34	32	$0.95	(2)
		Senior secured loan ($31 par due 10/2013)	8.50% (Base Rate + 3.50/D)	10/11/07	31	30	$0.95	(3)
					24,750	23,513			1.89%

Grocery
Planet Organic Health Corp. (8)	Organic grocery store operator	Junior secured loan ($867 par due 7/2014)	8.53% (Libor + 5.50%/M)	7/3/07	867	867	$1.00
		Junior secured loan ($10,333 par due 7/2014)	8.53% (Libor + 5.50%/M)	7/3/07	10,333	10,333	$1.00	(3)
		Senior subordinated loan ($10,553 par due 7/2012)	11.00% Cash, 2.00% PIK	7/3/07	10,553	10,553	$1.00	(4)
					21,753	21,753			1.75%

Consumer Products - Durable
Direct Buy Holdings, Inc. and Direct Buy Investors LP (6)	Membership-based buying club franchisor and operator	Senior secured loan ($2,347 par due 11/2012)	7.05% (Libor + 4.25%/Q)	12/14/07	2,253	2,206	$0.94
		Senior secured loan ($91 par due 11/2012)	6.99% (Libor + 4.50%/M)	12/14/07	87	85	$0.94
		Partnership interests (19.31% interest)		11/30/07	10,000	10,000		(5)
					12,340	12,291			0.99%

Housing - Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8952 par due 3/2011)	13.00% cash, 3.00% PIK	10/8/04	8,968	4,475	$0.50	(2)(4)(14)
		Common stock (2,743 shares)		10/8/04	753		$—	(5)
		Warrants to purchase 4,464 shares		10/8/04	653		$—	(5)
					10,374	4,475			0.36%

Total					$2,244,617	$2,093,694

(1) Other than our investments in R3 Education, Inc., HCP Acquisition Holdings, LLC, Ivy Hill Middle Market Credit Fund, Ltd., LVCG Holdings LLC, Reflexite Corporation and The Thymes, LLC, we do not “Control” any of our portfolio companies, as defined in the Investment Company Act. In general, under the Investment Company Act, we would “Control” a portfolio company if we owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. All of our portfolio company investments are subject to legal restrictions on sales which as of September 30, 2008 represented 168% of the Company’s net assets.

(2) These assets are owned by the Company’s wholly owned subsidiary Ares Capital CP, are pledged as collateral for the CP Funding Facility and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than Ares Capital CP’s obligations under the CP Funding Facility (see Note 7 to the consolidated financial statements).

(3) Pledged as collateral for the ARCC CLO. Unless otherwise noted, all other investments are pledged as collateral for the Revolving Credit Facility (see Note 7 to the consolidated financial statements).

(4) Has a payment-in-kind interest feature (see Note 2 to the consolidated financial statements).

(5) Non-income producing at September 30, 2008.

(6) As defined in the Investment Company 1940 Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the nine months ended September 30, 2008 in which the issuer was an Affiliate (but not a portfolio company that we “Control”) are as follows (in thousands):

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains/losses	Net unrealized gains/losses
Abingdon Investments Limited	$—	$—	$—	$—	$—	$522	$—	$—	$(1,751)
Apple & Eve, LLC and US Juice Partners, LLC	$3,500	$3,191	$—	$3,531	$—	$—	$30	$—	$(5,868)
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC	$3,293	$56,723	$—	$3,858	$—	$—	$299	$100	$(1,159)
Campus Management Corp. and Campus Management Acquisition Corp.	$53,900	$—	$—	$3,521	$1,195	$—	$70	$—	$—
Daily Candy, Inc.	$—	$11,872	$434	$1,433	$—	$—	$—	$2,499	$1,900
Direct Buy Holdings, Inc. and Direct Buy Investors LP	$—	$30	$—	$91	$—	$—	$—	$3	$(49)
Firstlight Financial Corporation	$—	$—	$—	$4,965	$—	$—	$375	$—	$(15,000)
Imperial Capital Group, LLC	$584	$—	$—	$—	$—	$—	$—	$—	$—
Industrial Container Services, LLC	$2,148	$9,790	$—	$1,331	$—	$—	$115	$—	$2,900
Investor Group Services, LLC	$—	$1,000	$—	$11	$—	$—	$27	$—	$500
Pillar Holdings LLC and PHL Holding Co.	$12,205	$600	$26,000	$2,673	$181	$—	$2	$—	$1,500
Primis Marketing Group, Inc. and Primis Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(6,031)
Making Memories Wholesale, Inc.	$—	$314	$—	$189	$—	$—	$1	$—	$(7,891)
VSS-Tranzact Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(1,000)
Wastequip, Inc.	$—	$—	$—	$901	$—	$—	$—	$—	$(2,032)
Wear Me Apparel, LLC	$—	$—	$—	$2,116	$—	$—	$22	$—	$(11,231)
Universal Trailer Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—

(7) As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). In addition, as defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the nine months ended September 30, 2008 in which the issuer was both an Affiliate and a portfolio company that we Control are as follows (in thousands):

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains/losses	Net unrealized gains/losses
R3 Education, Inc.	$50,850	$51,964	$—	$3,639	$2,900	$—	$50	$—	$5,000
HCP Acquisition Holdings, LLC	$8,567	$—	$—	$—	$—	$—	$—	$—	$—
Ivy Hill Middle Market Credit Fund, Ltd.	$—	$—	$—	$4,043	$—	$—	$992	$—	$(1,600)
LVCG Holdings, LLC	$—	$—	$—	$—	$—	$—	$75	$—	$1,900
Reflexite Corporation	$10,000	$—	$—	$821	$100	$—	$—	$—	$(6,666)
The Thymes, LLC	$—	$—	$1,450	$420	$—	$133	$—	$—	$(750)

(8) Non-U.S. company or principal place of business outside the U.S. and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

(9) Non-registered investment company.

(10) A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either Libor or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually (A), semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D).  For each such loan, we have provided the interest rate in effect at September 30, 2008.

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

(14) Loan was on non-accrual status as of September 30, 2008.

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2007

(dollar amounts in thousands, except per unit data)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Healthcare—Services
American Renal Associates, Inc.	Dialysis provider	Senior secured loan ($2,131 par due 12/2010)	8.36% (Libor+ 3.25%/S)	12/14/05	$2,131	$2,131	$1.00	(3)
		Senior secured loan ($16 par due 12/2011)	8.45% (Libor + 3.25%/Q)	12/14/05	16	16	$1.00	(3)
		Senior secured loan ($197 par due 12/2010)	9.00% (Base Rate + 1.75%/D)	12/14/05	197	197	$1.00	(3)
		Senior secured loan ($5,770 par due 12/2011)	8.36% (Libor + 3.25%/S)	12/14/05	5,770	5,770	$1.00	(3)
		Senior secured loan ($28 par due 12/2011)	9.00% (Base Rate + 1.75%/D)	12/14/05	28	28	$1.00	(3)
		Senior secured loan ($262 par due 12/2011)	8.36% (Libor + 3.25%/S)	12/14/05	262	262	$1.00	(3)
		Senior secured loan ($2,620 par due 12/2011)	8.48% (Libor + 3.25% /Q)	12/14/05	2,620	2,620	$1.00	(3)

Capella Healthcare, Inc.	Acute care hospital operator	Junior secured loan ($19,000 par due 11/2013)	10.34% (Libor + 5.50%/Q)	12/1/05	19,000	19,000	$1.00
		Junior secured loan ($30,000 par due 11/2013)	10.34% (Libor + 5.50%/Q)	12/1/05	30,000	30,000	$1.00	(2)

CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC (6)	Healthcare information management services	Senior secured revolving loan ($810 par due 3/2012)	10.38% (Libor + 5.00%/Q)	6/15/07	810	810	$1.00
		Senior secured revolving loan ($810 par due 3/2012)	10.25% (Libor + 5.00%/M)	6/15/07	810	810	$1.00
		Senior secured revolving loan ($810 par due 3/2012)	10.15% (Libor + 5.00%/Q)	6/15/07	810	810	$1.00
		Senior secured loan ($13,000 par due 3/2012)	10.38% (Libor + 5.00%/S)	6/15/07	13,000	13,000	$1.00
		Senior secured loan ($4,000 par due 3/2012)	10.38% (Libor + 5.00%/S)	6/15/07	4,000	4,000	$1.00	(3)
		Senior secured loan ($6,500 par due 3/2012)	10.25% (Libor + 5.00%/M)	6/15/07	6,500	6,500	$1.00
		Senior secured loan ($2,000 par due 3/2012)	10.25% (Libor + 5.00%/M)	6/15/07	2,000	2,000	$1.00	(3)
		Senior secured loan ($19,500 par due 3/2012)	10.15% (Libor + 5.00%/Q)	6/15/07	19,500	19,500	$1.00
		Senior secured loan ($6,000 par due 3/2012)	10.15% (Libor + 5.00%/Q)	6/15/07	6,000	6,000	$1.00	(3)
		Preferred stock (6,000 shares)		6/15/07	6,000	6,000	$1,000.00	(5)
		Common stock (9,679 shares)		6/15/07	4,000	4,000	$413.27	(5)
		Common stock (1,546 shares)		6/15/07	—	—	$—	(5)

DSI Renal, Inc.	Dialysis provider	Senior subordinated note ($53,933 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/06	53,956	53,933	$1.00	(4)
		Senior subordinated note ($11,576 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/06	11,577	11,577	$1.00	(4)(3)
		Senior secured revolving loan ($3,360 par due 3/2013)	10.25% (Base Rate + 3.00%/D)	4/4/06	3,360	3,024	$0.90
		Senior secured revolving loan ($1,600 par due 3/2013)	8.19% (Libor + 3.00%/Q)	4/4/06	1,600	1,440	$0.90
		Senior secured revolving loan ($1,440 par due 3/2013)	8.13% (Libor + 3.00%/Q)	4/4/06	1,440	1,296	$0.90

MPBP Holdings, Inc., Cohr Holdings, Inc. and MPBP Acquisition Co., Inc.	Healthcare equipment services	Junior secured loan ($20,000 par due 1/2014)	11.53% (Libor + 6.25%/Q)	1/31/07	20,000	15,000	$0.75
		Junior secured loan ($12,000 par due 1/2014)	11.53% (Libor + 6.25%/Q)	1/31/07	12,000	9,000	$0.75	(3)
		Common stock (50,000 shares)		1/31/07	5,000	2,500	$50.00	(5)

MWD Acquisition Sub, Inc.	Dental services	Junior secured loan ($5,000 par due 5/2012)	11.57% (Libor + 6.25%/Q)	5/3/07	5,000	5,000	$1.00

OnCURE Medical Corp.	Radiation oncology care provider	Senior subordinated note ($26,055 par due 8/2013)	11.00% Cash, 1.50% PIK	8/18/06	26,056	26,056	$1.00	(4)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Common stock (857,143 shares)		8/18/06	3,000	3,000	$3.50	(5)

GG Merger Sub I, Inc.	Drug testing services	Senior secured loan ($23,330 par due 12/2014)	9% (Libor + 4.00%/S)	12/14/07	22,286	23,330	$1.00

Triad Laboratory Alliance, LLC	Laboratory services	Senior subordinated note ($15,091 par due 12/2012)	12.00% cash, 1.75% PIK	12/21/05	15,091	15,091	$1.00	(4)
		Senior secured loan ($6,860 par due 12/2011)	8.08% (Libor + 3.25%/Q)	12/21/05	6,860	6,174	$0.90
		Senior secured loan ($2,940 par due 12/2011)	8.08% (Libor + 3.25%/Q)	12/21/05	2,940	2,646	$0.90	(3)
					313,620	302,521			26.85%

Financial
Abingdon Investments Limited (6) (8) (9)	Investment company	Ordinary shares (948,500 shares)		12/15/06	9,033	7,745	$8.17	(5)

Firstlight Financial Corporation (6) (9)	Investment company	Senior subordinated loan ($64,927 par due 12/2016)	10.00% PIK	12/31/06	64,944	64,944	$1.00	(4)
		Common stock (10,000 shares)		12/31/06	10,000	7,500	$750.00	(5)
		Common stock (30,000 shares)		12/31/06	30,000	22,500	$750.00	(5)

Ivy Hill Middle Market Credit Fund, Ltd. (6) (8) (9)	Investment company	Class B deferrable interest notes ($40,000 par due 11/2018)	11.00% (Libor + 6.00%/Q)	11/20/07	40,000	40,000	$1.00
		Subordinated notes (16,000 par due 11/2018)		11/20/07	16,000	16,000	$1.00	(5)

Imperial Capital Group, LLC (6) (9)	Investment banking services	Common units (7,710 shares)		5/10/07	14,997	14,997	$1,945.16	(5)
		Common units (2,526 shares)		5/10/07	3	3	$1.00	(5)
		Common units (315 shares)		5/10/07	—	—	$—	(5)

Partnership Capital Growth Fund I, L.P. (9)	Investment partnership	Limited partnership interest (25% interest)		6/16/06	1,317	1,317		(5)
					186,294	175,006			15.53%

Business Services
Investor Group Services, LLC (16)	Financial services	Senior secured loan ($1,000 par due 6/2011)	12.00%	6/22/06	1,000	1,000	$1.00	(3)
		Limited liability company membership interest (10.00% interest)		6/22/06	—	—		(5)

Miller Heiman, Inc.	Sales consulting services	Senior secured loan ($1,428 par due 6/2010)	8.31% (Libor + 3.25%/Q)	6/20/05	1,428	1,428	$1.00	(3)
		Senior secured loan ($3,977 par due 6/2012)	8.58% (Libor + 3.75%/Q)	6/20/05	3,977	3,977	$1.00	(3)

Prommis Solutions, LLC,	Bankruptcy and foreclosure processing services	Senior subordinated note ($21,557 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/07	21,557	21,557	$1.00	(4)

E-Default Services, LLC,		Senior subordinated note ($29,523 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/07	29,523	29,523	$1.00	(2)(4)

Statewide Tax and Title Services, LLC & Statewide Publishing Services, LLC (formerly known as MR Processing Holding Corp.)		Preferred stock (30,000 shares)		4/11/06	3,000	4,500	$150.00	(5)

Pillar Holdings LLC and PHL Holding Co. (6)	Mortgage services	Senior secured revolving loan ($500 par due 11/2013)	10.37% (Libor + 5.50%/M)	11/20/07	500	500	$1.00
		Senior secured loan ($55,000 par due 11/2013)	10.33% (Libor + 5.50%/Q)	11/20/07	55,000	55,000	$1.00
		Common stock (97 shares)		11/20/07	4,000	4,000	$41,420.73	(5)

Primis Marketing Group, Inc. and Primis Holdings, LLC (6)	Database marketing services	Senior subordinated note ($10,222 par due 2/2013)	11.00% Cash, 2.50% PIK	8/24/06	10,222	8,587	$0.84	(2)(4)
		Preferred units (4,000 shares)		8/24/06	3,600	—	$—	(5)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Common units (4,000,000 shares)		8/24/06	400	—	$—	(5)

R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/07	250	250	$1.00	(5)

Summit Business Media, LLC	Business media consulting services	Junior secured loan ($10,000 par due 11/2013)	11.85% (Libor + 7.00%/M)	8/3/07	10,000	10,000	$1.00	(3)

VSS-Tranzact Holdings, LLC (6)	Management Consulting Services	Common membership units (8.51% interest)		10/26/07	10,000	10,000		(5)
					154,457	150,322			13.34%

Printing, Publishing and Media
Canon Communications LLC	Print publications services	Junior secured loan ($7,525 par due 11/2011)	11.60% (Libor + 6.75%/M)	5/25/05	7,525	7,525	$1.00
		Junior secured loan ($4,250 par due 11/2011)	11.60% (Libor + 6.75%/M)	5/25/05	4,250	4,250	$1.00	(2)
		Junior secured loan ($12,000 par due 11/2011)	11.60% (Libor + 6.75%/M)	5/25/05	12,000	12,000	$1.00	(3)

Courtside Acquisition Corp.	Community newspaper publisher	Senior subordinated loan ($32,280 par due 6/2014)	15.00% PIK	6/29/07	32,280	32,280	$1.00	(4)

Daily Candy, Inc. (6)	Internet publication provider	Senior secured loan ($497 par due 5/2009)	9.72% (Libor + 5.00%/S)	5/25/06	573	497	$1.00
		Senior secured loan ($11,629 par due 5/2009)	9.72% (Libor + 5.00%/S)	5/25/06	13,399	11,629	$1.00	(3)
		Senior secured loan ($5 par due 5/2009)	9.72% (Libor + 5.00%/S)	5/25/06	5	5	$1.00
		Senior secured loan ($106 par due 5/2009)	9.72% (Libor + 5.00%/S)	5/25/06	122	106	$1.00	(3)
		Senior secured loan ($3 par due 5/2009)	9.84% (Libor + 5.00%/Q)	5/25/06	3	3	$1.00
		Senior secured loan ($66 par due 5/2009)	9.84% (Libor + 5.00%/Q)	5/25/06	76	66	$1.00	(3)
		Common stock (1,250,000 shares)		5/25/06	2,375	4,085	$3.27	(5)
		Warrants to purchase 1,381,578 shares		5/25/06	2,625	4,515	$3.27	(5)

LVCG Holdings LLC (7)	Commercial printer	Membership interests (56.53% interest)		10/12/07	6,600	6,600		(5)

National Print Group, Inc.	Printing management services	Senior secured revolving loan ($835 par due 3/2012)	9.75% (Base Rate + 2.50%/D)	3/2/06	835	835	$1.00
		Senior secured revolving loan ($1,370 par due 3/2012)	8.75% (Libor + 3.50%/M)	3/2/06	1,370	1,370	$1.00
		Senior secured loan ($4,775 par due 3/2012)	8.33% (Libor + 3.50%/Q)	3/2/06	4,775	4,775	$1.00	(3)
		Senior secured loan ($5,111 par due 3/2012)	8.58% (Libor + 3.50%/Q)	3/2/06	5,111	5,111	$1.00	(3)
		Senior secured loan ($406 par due 8/2012)	12.09% (Libor + 7.00%/B)	3/2/06	406	406	$1.00	(3)
		Senior secured loan ($350 par due 8/2012)	11.96% (Libor + 7.00%/Q)	3/2/06	350	350	$1.00	(3)
		Preferred stock (9,344 shares)		3/2/06	2,000	2,000	$214.04	(5)

The Teaching Company, LLC and The Teaching Company Holdings, Inc. (11)	Education publications provider	Senior secured loan ($28,000 par due 9/2012)	10.50%	9/29/06	28,000	28,000	$1.00
		Preferred stock (29,969 shares)		9/29/06	2,997	3,996	$133.33	(5)
		Common stock (15,393 shares)		9/29/06	3	4	$0.27	(5)
					127,680	130,408			11.57%

Education
ELC Acquisition Corporation	Developer, manufacturer and retailer of educational products	Senior secured loan ($2,707 par due 11/2012)	9.18% (Libor + 3.75%/Q)	11/30/06	2,707	2,707	$1.00
		Senior secured loan ($354 par due 11/2012)	9.18% (Libor + 3.75%/Q)	11/30/06	354	354	$1.00	(3)
		Junior secured loan ($8,333 par due 11/2013)	12.11% (Libor + 7.00%/Q)	11/30/06	8,333	8,333	$1.00	(3)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
R3 Education, Inc. (formerly known as Equinox EIC Partners, LLC and MUA Management Company, Ltd.) (1) (7)	Medical school operator	Senior secured revolving loan ($3,000 par due 12/2012)	11.36% (Libor + 6.00%/Q)	4/3/07	3,000	3,000	$1.00
		Senior secured revolving loan ($3,139 par due 12/2012)	12.75% (Base Rate + 5.00%/D)	4/3/07	3,139	3,139	$1.00
		Senior secured revolving loan ($2,000 par due 12/2012)	12.75% (Base Rate + 5.00%/D)	4/3/07	2,000	2,000	$1.00
		Senior secured revolving loan ($2,000 par due 12/2012)	11.24% (Libor + 6.00%/Q)	4/3/07	2,000	2,000	$1.00
		Senior secured loan ($5,475 par due 12/2012)	10.86% (Libor + 6.00%/Q)	4/3/07	5,475	5,475	$1.00
		Senior secured loan ($14,113 par due 12/2012)	11.11% (Libor + 6.00%/Q)	9/21/07	14,113	14,113	$1.00
		Senior secured loan ($7,450 par due 12/2012)	11.21% (Libor + 6.00%/Q)	4/3/07	7,450	7,450	$1.00	(3)
		Common membership interest (26.27% interest)		9/21/07	15,000	15,000		(5)

Instituto de Banca y Comercio, Inc. (8)	Private school operator	Senior secured revolving loan ($1,125 par due 3/2014)	8.10% (Libor + 3.00%/M)	3/15/07	1,125	1,125	$1.00
		Senior secured loan ($12,378 par due 3/2014)	9.96% (Libor + 5.00%/Q)	3/15/07	12,378	12,378	$1.00
		Senior secured loan ($11,940 par due 3/2014)	9.96% (Libor + 5.00%/Q)	3/15/07	11,940	11,940	$1.00	(3)

Lakeland Finance, LLC	Private school operator	Senior secured note ($18,000 par due 12/2012)	11.50%	12/13/05	18,000	18,000	$1.00
		Senior secured note ($15,000 par due 12/2012)	11.50%	12/13/05	15,000	15,000	$1.00	(2)
					122,014	122,014			10.83%

Retail
Apogee Retail, LLC	For-profit thrift retailer	Senior secured loan ($9,373 par due 3/2012)	10.39% (Libor + 5.25%/S)	3/27/07	9,373	9,373	$1.00
		Senior secured loan ($19,850 par due 3/2012)	10.39% (Libor+ 5.25%/S)	3/27/07	19,850	19,850	$1.00	(2)
		Senior secured loan ($11,910 par due 3/2012)	10.39% (Libor+ 5.25%/S)	3/27/07	11,910	11,910	$1.00	(3)

Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Senior subordinated note ($28,281 par due 8/2014)	10.00% cash, 2.00% PIK	8/8/06	28,281	28,281	$1.00	(2)(4)
		Common stock (1,170,182 shares)		8/8/06	4,500	4,500	$3.85	(5)

Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($4,632 par due 9/2012)	9.95% (Libor+ 4.75%/M)	9/28/06	4,632	4,632	$1.00	(3)
		Senior secured loan ($120 par due 9/2012)	11.00% (Base Rate+ 3.75%/D)	9/28/06	120	120	$1.00	(3)
		Senior secured loan ($14,000 par due 9/2012)	11.20% (Libor+ 6.00%/M)	9/28/06	14,000	14,000	$1.00	(2)
		Senior secured loan ($14,000 par due 9/2012)	11.20% (Libor+ 6.00%/M)	9/28/06	14,000	14,000	$1.00
		Senior secured loan ($7,200 par due 9/2012)	11.20% (Libor+ 6.00%/M)	9/28/06	7,200	7,200	$1.00	(3)
		Preferred stock (80 shares)		9/28/06	1,800	1,800	$22,500.00	(5)
		Common stock (800 shares)		9/28/06	200	200	$250.00	(5)
					115,866	115,866			10.28%

Beverage, Food and Tobacco
3091779 Nova Scotia Inc. (12)	Baked goods manufacturer	Junior secured revolving loan (Cdn $14,000 par due 11/2012)	11.50%	11/2/07	14,850	14,022	$1.00	(12)
		Warrants to purchase 57,545 shares			—	—	$—	(5)

Best Brands Corporation	Baked goods manufacturer	Junior secured loan ($27,115 par due 6/2013)	17.23% (Libor+ 12.00%/Q)	12/14/06	27,115	27,115	$1.00	(2)
		Junior secured loan ($12,168 par due 6/2013)	17.23% (Libor+ 12.00%/Q)	12/14/06	12,168	12,168	$1.00	(3)

Charter Baking Company, Inc.	Baked goods manufacturer	Preferred stock (6,258 shares)		9/1/06	2,500	2,500	$399.49	(5)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Apple & Eve, LLC and US Juice Partners, LLC (6)	Juice manufacturer	Senior secured revolving loan ($1,846 par due 10/2013)	10.93% (Libor+ 6.00%/M)	10/5/07	1,846	1,846	$1.00
		Senior secured revolving loan ($1,000 par due 10/2013)	10.93% (Libor+ 6.00%/M)	10/5/07	1,000	1,000	$1.00
		Senior secured loan ($33,915 par due 10/2013)	10.93% (Libor+ 6.00%/M)	10/5/07	33,915	33,915	$1.00
		Senior secured loan ($11,970 par due 10/2013)	10.93% (Libor+ 6.00%/M)	10/5/07	11,970	11,970	$1.00	(3)
		Common membership units (50,000 units)		10/5/07	5,000	5,000	$100.00	(5)
					110,364	109,536			9.72%

Services — Other
American Residential Services, LLC	Plumbing, heating and air-conditioning services	Junior secured loan ($20,101 par due 4/2015)	10.00% Cash, 2.00% PIK	4/17/07	20,101	20,101	$1.00	(4)

Diversified Collection Services, Inc.	Collections services	Senior secured loan ($874 par due 8/2011)	10.60% (Libor+ 5.75%/M)	2/2/05	769	761	$0.87
		Senior secured loan ($4,897 par due 8/2011)	10.60% (Libor+ 5.75%/M)	2/2/05	4,897	4,260	$0.87	(3)
		Senior secured loan ($1,742 par due 2/2011)	13.35% (Libor+ 8.50%/M)	2/2/05	1,742	1,359	$0.78	(2)
		Senior secured loan ($6,758 par due 8/2011)	13.35% (Libor+ 8.50%/M)	2/2/05	6,758	5,271	$0.78	(3)
		Preferred stock (14,927 shares)		5/18/06	169	—	$—	(5)
		Common stock (114,004 shares)		2/2/05	295	—	$—	(5)

GCA Services Group, Inc.	Custodial services	Senior secured loan ($30,000 par due 12/2011)	12.00%	12/15/06	30,000	30,000	$1.00	(2)
		Senior secured loan ($12,000 par due 12/2011)	12.00%	12/15/06	12,000	12,000	$1.00	(3)

Growing Family, Inc. and GFH Holdings, LLC	Photography services	Senior secured revolving loan ($500 par due 8/2011)	8.02% (Libor+ 3.00%/Q)	3/16/07	500	480	$0.96
		Senior secured revolving loan ($763 par due 8/2011)	8.26% (Libor+ 3.00%/Q)	3/16/07	763	732	$0.96
		Senior secured loan ($367 par due 8/2011)	8.56% (Libor+ 3.50%/Q)	3/16/07	367	352	$0.96
		Senior secured loan ($9,646 par due 8/2011)	8.56% (Libor+ 3.50%/Q)	3/16/07	9,646	9,260	$0.96	(3)
		Senior secured loan ($71 par due 8/2011)	8.47% (Libor+ 3.50%/Q)	3/16/07	71	68	$0.96
		Senior secured loan ($1,854 par due 8/2011)	8.47% (Libor+ 3.50%/Q)	3/16/07	1,854	1,780	$0.96	(3)
		Senior secured loan ($3,575 par due 8/2011)	10.97% (Libor+ 6.00%/Q)	3/16/07	3,576	3,147	$0.88
		Senior secured loan ($52 par due 8/2011)	10.97% (Libor+ 6.00%/Q)	3/16/07	52	46	$0.88
		Common stock (552,430 shares)		3/16/07	871	90	$0.16	(5)

NPA Acquisition, LLC	Powersport vehicle auction operator	Junior secured loan ($12,000 par due 2/2013)	12.50% (Base Rate+ 5.25%/D)	8/23/06	12,000	12,000	$1.00	(3)
		Common units (1,709 shares)		8/23/06	1,000	1,500	$877.71	(5)
					107,431	103,207			9.16%

Consumer Products – Non-Durable
Badanco Enterprises, Inc.	Luggage manufacturer	Senior secured revolving loan ($2,150 par due 1/2012)	10.50% (Base Rate+ 3.25%/D)	1/24/07	2,150	2,150	$1.00
		Senior secured loan ($313 par due 1/2012)	10.50% (Base Rate+ 3.25%/D)	1/24/07	313	313	$1.00	(3)
		Senior secured loan ($5,938 par due 1/2012)	9.37% (Libor+ 4.50%/M)	1/24/07	5,938	5,938	$1.00	(3)
		Senior secured loan ($4,375 par due 1/2012)	9.39% (Libor+ 4.50%/B)	1/24/07	4,375	4,375	$1.00	(3)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Innovative Brands, LLC	Consumer products and personal care manufacturer	Senior Secured Loan ($12,838 par due 9/2011)	11.13%	10/12/06	12,838	12,838	$1.00
		Senior Secured Loan ($11,880 par due 9/2011)	11.13%	10/12/06	11,880	11,880	$1.00	(3)

Making Memories Wholesale, Inc. (6)	Scrapbooking branded products manufacturer	Senior secured loan ($7,125 par due 3/2011)	9.75% (Base Rate+ 2.50%/D)	5/5/05	7,125	7,125	$1.00	(3)
		Senior subordinated loan ($10,464 par due 5/2012)	12.00% cash, 4.00% PIK	5/5/05	10,464	6,802	$0.65	(2) (4) (14)
		Preferred stock (3,759 shares)		5/5/05	3,759	—	$—	(5)

Shoes for Crews, LLC	Safety footwear and slip-related mats	Senior secured revolving loan ($2,333 par due 7/2010)	9.25% (Base Rate+ 2.00%/D)	6/16/06	2,333	2,333	$1.00
		Senior secured loan ($971 par due 7/2010)	7.72% (Libor+ 3.00%/S)	10/8/04	971	971	$1.00	(3)
		Senior secured loan ($75 par due 7/2010)	9.25% (Base Rate+ 2.00%/D)	10/8/04	75	75	$1.00	(3)

The Thymes, LLC (7)	Cosmetic products manufacturer	Preferred stock (7,188 shares)	8.00% PIK	6/21/07	7,189	7,189	$1,000.02	(4)
		Common stock (6,850 shares)		6/21/07	—	—	$—	(5)

Wear Me Apparel, LLC (6)	Clothing manufacturer	Senior subordinated notes ($22,500 par due 4/2013)	12.60% cash, 1.00% PIK	4/2/07	22,559	22,559	$1.00	(2) (4)
		Common stock (10,000 shares)		4/2/07	10,000	2,000	$200.00	(5)
					101,969	86,548			7.68%

Environmental Services
AWTP, LLC	Water treatment services	Junior secured loan ($1,608 par due 12/2012)	13.43% (Libor+ 8.50%/Q)	12/23/05	1,612	1,612	$1.00
		Junior secured loan ($12,061 par due 12/2012)	13.43% (Libor+ 8.50%/Q)	12/23/05	12,061	12,061	$1.00	(3)

Mactec, Inc.	Engineering and environmental services	Common stock (16 shares)		11/3/04	—	—	$20.78	(5)
		Common stock (5,556 shares)		11/3/04	—	115	$20.78	(5)

Sigma International Group, Inc.	Water treatment parts manufacturer	Junior secured loan (1,833 par due 10/13)	12.37% (Libor+ 7.50%/Q)	10/11/2007	1,833	1,833	$1.00
		Junior secured loan (4,000 par due 10/13)	12.37% (Libor+ 7.50%/Q)	10/11/2007	4,000	4,000	$1.00	(3)
		Junior secured loan (2,750 par due 10/13)	12.73% (Libor+ 7.50/M)	11/1/2007	2,750	2,750	$1.00
		Junior secured loan (6,000 par due 10/13)	12.73% (Libor+ 7.50/M)	11/1/2007	6,000	6,000	$1.00	(3)
		Junior secured loan (917 par due 10/13)	12.29% (Libor+ 7.50%/S)	11/6/2007	917	917	$1.00
		Junior secured loan (2,000 par due 10/13)	12.29% (Libor+ 7.50%/S)	11/6/2007	2,000	2,000	$1.00	(3)

Waste Pro USA, Inc.	Waste management services	Senior subordinated loan ($25,000 par due 11/2013)	11.50%	11/9/06	25,000	25,000	$1.00	(2)
		Preferred stock (15,000 shares)	10.00% PIK	11/9/06	15,000	15,000	$1,000.00	(4)
		Warrants to purchase 882,671 shares		11/9/06	—	4,000	$4.53	(5)

Wastequip, Inc. (6)	Waste management equipment manufacturer	Senior subordinated loan ($12,602 par due 2/2015)	12.00%	2/5/07	12,731	10,210	$0.81
		Common stock (13,889 shares)		2/2/07	1,389	694	$50.00	(5)
					85,293	86,192			7.65%

Manufacturing
Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan ($5,616 par due 4/2010)	10.20% (Libor+ 5.00%/Q)	3/28/05	5,650	5,616	$1.00	(3)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($10,164 par due 5/2011)	9.00% (Base Rate+ 1.75%/D)	5/16/06	10,164	10,164	$1.00	(3)
		Senior secured loan ($1,523 par due 5/2011)	10.75% (Base Rate+ 3.50%/D)	5/16/06	1,523	1,523	$1.00	(3)
		Senior secured loan ($4,411 par due 5/2011)	13.00%	5/16/06	4,422	4,422	$1.00

Qualitor, Inc.	Automotive aftermarket components supplier	Senior secured loan ($1,775 par due 12/2011)	9.08% (Libor+ 4.25%/Q)	12/29/04	1,775	1,775	$1.00	(3)
		Junior secured loan ($5,000 par due 6/2012)	12.08% (Libor+ 7.25%/Q)	12/29/04	5,000	5,000	$1.00	(3)

Reflexite Corporation (7)	Developer and manufacturer of high-visibility reflective products	Common Stock (1,821,860 shares)		3/28/06	27,435	54,666	$30.01	(5)

Saw Mill PCG Partners LLC	Precision components manufacturer	Common units (1,000 units)		2/2/07	1,000	400	$400.00	(5)

Universal Trailer Corporation (6)	Livestock and specialty trailer manufacturer	Common stock (50,000 shares)		10/8/04	6,425	485	$9.69	(5)
		Warrants to purchase 22,208 shares		10/8/04	1,506	215	$9.69	(5)
					64,900	84,266			7.48%
Restaurants
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($2,000 par due 11/2013)	8.88% (Libor+ 3.50%/Q)	11/27/06	2,000	2,000	$1.00
		Senior secured revolving loan ($2,237 par due 11/2013)	9.75% (Base Rate+ 2.50%/D)	11/27/06	2,237	2,237	$1.00
		Senior secured loan ($19,606 par due 11/2012)	13.88% (Libor+ 8.50%/Q)	11/27/06	19,606	19,606	$1.00
		Senior secured loan ($990 par due 11/2012)	13.88% (Libor+ 8.50%/Q)	11/27/06	990	990	$1.00	(2)
		Senior secured loan ($14,054 par due 11/2012)	13.88% (Libor+ 8.50%/Q)	11/27/06	14,054	14,054	$1.00	(3)
		Promissory note ($10,713 par due 11/2016)	10.00% PIK	6/1/06	10,713	10,725	$1.00	(4)
		Warrants to purchase 0.61 shares		6/1/06	—	—	$—	(5)

Encanto Restaurants, Inc. (8)	Restaurant owner and operator	Junior secured loan ($24,352 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/06	24,352	24,352	$1.00	(4)
		Junior secured loan ($1,015 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/06	1,015	1,015	$1.00	(3) (4)
					74,967	74,979			6.66%

Containers – Packaging
Captive Plastics, Inc.	Plastics container manufacturer	Junior secured loan ($3,500 par due 2/2012)	12.34% (Libor+ 7.25%/Q)	12/19/05	3,500	3,500	$1.00
		Junior secured loan ($12,000 par due 2/2012)	12.34% (Libor+ 7.25%/Q)	12/19/05	12,000	12,000	$1.00	(3)

Industrial Container Services, LLC (6)	Industrial container manufacturer, reconditioner and servicer	Senior secured revolving loan ($1,859 par due 9/2011)	10.25% (Base Rate+ 3.00%/D)	6/21/06	1,859	1,859	$1.00
		Senior secured revolving loan ($4,130 par due 9/2011)	8.93% (Libor+ 4.00%/M)	6/21/06	4,130	4,130	$1.00
		Senior secured loan ($5,897 par due 9/2011)	8.93% (Libor+ 4.00%/M)	9/30/05	5,897	5,897	$1.00
		Senior secured loan ($990 par due 9/2011)	8.93% (Libor+ 4.00%/M)	6/21/06	990	990	$1.00	(2)
		Senior secured loan ($15,161 par due 9/2011)	8.93% (Libor+ 4.00%/M)	6/21/06	15,161	15,161	$1.00	(3)
		Common stock (1,800,000 shares)		9/29/05	1,800	5,000	$2.78	(5)
					45,337	48,537			4.31%

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Aerospace & Defense
AP Global Holdings, Inc.	Safety and security equipment manufacturer	Senior secured loan ($20,000 par due 10/2013)	9.73% (Libor+ 4.50%/M)	11/8/07	19,607	20,000	$1.00

ILC Industries, Inc.	Industrial products provider	Junior secured loan ($12,000 par due 8/2012)	11.50%	6/27/06	12,000	12,000	$1.00	(3)

Thermal Solutions LLC and TSI Group, Inc.	Thermal management and electronics packaging manufacturer	Senior secured loan ($2,797 par due 3/2012)	10.50% (Base Rate + 3.25%/D)	3/28/05	2,797	2,752	$0.98	(3)
		Senior secured loan ($1,182 par due 3/2011)	10.00% (Base Rate + 2.75%/D)	3/28/05	1,182	1,164	$0.98	(3)
		Senior subordinated notes ($2,049 par due 9/2012)	11.50% cash, 2.75 PIK	3/28/05	2,068	2,017	$0.98	(4)
		Senior subordinated notes ($3,235 par due 9/2012)	11.50% cash, 2.75% PIK	3/28/05	3,237	3,185	$0.98	(2) (4)
		Senior subordinated notes ($2,613 par due 3/2013)	11.50% cash, 2.50% PIK	3/21/06	2,613	2,517	$0.96	(2) (4)
		Preferred stock (71,552 shares)		3/28/05	716	693	$9.69	(5)
		Common stock (1,460,246 shares)		3/28/05	15	14	$0.01	(5)
					44,235	44,342			3.94%

Computers and Electronics
RedPrairie Corporation	Software manufacturer	Junior secured loan ($6,500 par due 1/2013)	11.39% (Libor + 6.50%/Q)	7/13/06	6,500	6,500	$1.00
		Junior secured loan ($12,000 par due 1/2013)	11.39 (Libor + 6.50%/Q)%	7/13/06	12,000	12,000	$1.00	(3)

X-rite, Incorporated	Color management software and hardware manufacturer	Junior secured loan ($4,800 par due 7/2013)	12.38% (Libor + 7.50%/Q)	7/6/06	4,800	4,800	$1.00
		Junior secured loan ($12,000 par due 7/2013)	12.38% (Libor + 7.50%/Q)	7/6/06	12,000	12,000	$1.00	(3)
					35,300	35,300			3.13%

Health Clubs
Athletic Club Holdings, Inc. (13)	Premier health club operator	Senior secured loan$(29,424 par due 10/2013)	9.63% (Libor + 4.5%/Q)	10/11/07	29,424	29,424	$1.00
		Senior secured loan ($4,488 par due 10/2013)	9.63% (Libor + 4.5%/Q)	10/11/07	4,488	4,488	$1.00	(3)
		Senior secured loan ($50 par due 10/2013)	9.47% (Libor + 4.50%/Q)	10/11/07	50	50	$1.00
		Senior secured loan ($8 par due 10/2013)	9.47% (Libor + 4.50%/Q)	10/11/07	8	8	$1.00	(3)
		Senior secured loan ($26 par due 10/2013)	10.75% (Libor + 3.50%/Q)	10/11/07	26	26	$1.00
		Senior secured loan ($4 par due 10/2013)	10.75% (Libor + 3.50%/Q)	10/11/07	4	4	$1.00	(3)
					34,000	34,000			3.02%

Grocery
Planet Organic Health Corp. (8)	Organic grocery store operator	Senior secured loan ($7,000 par due 7/2014)	10.45% (Libor + 5.50%/Q)	7/3/07	7,000	7,000	$1.00
		Senior secured loan ($10,500 par due 7/2014)	10.45% (Libor + 5.50%/Q)	7/3/07	10,500	10,500	$1.00	(3)
		Senior subordinated loan ($9,332 par due 7/2012)	11.00% Cash, 2.00% PIK	7/3/07	9,332	9,332	$1.00	(4)
					26,832	26,832			2.38%

Cargo Transport
The Kenan Advantage Group, Inc.	Fuel transportation provider	Senior subordinated notes ($9,524 par due 12/2013)	9.50% cash, 3.50% PIK	12/15/05	9,524	9,524	$1.00	(2) (4)
		Senior secured loan ($2,450 par due 12/2011)	7.58% (Libor + 2.75%/Q)	12/15/05	2,450	2,205	$0.90	(3)
		Preferred stock (10,984 shares)		12/15/05	1,098	1,293	$117.72	(5)
		Common stock (30,575 shares)		12/15/05	31	36	$1.18	(5)
					13,103	13,058			1.16%

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Consumer Products – Durable
Direct Buy Holdings, Inc. and Direct Buy Investors LP (6)	Membership-based buying club franchisor and operator from the manufacturer	Senior secured loan ($2,500 par due 11/2012)	9.74% (Libor + 4.50%/M)	12/14/07	2,400	2,400	$0.96
		Partnership interests (19.31% interest)		11/30/07	10,000	10,000		(5)
					12,400	12,400			1.10%

Housing – Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,838 par due 3/2011)	13.00% cash, 3.00% PIK	10/8/04	8,826	8,839	$1.00	(2) (4)
		Common stock (2,743 shares)		10/8/04	753	376	$137.24	(5)
		Warrants to purchase 4,464 shares		10/8/04	653	326	$73.09	(5)
					10,232	9,541			0.85%

Telecommunications
American Broadband Communications, LLC and American Broadband Holding Company	Broadband communication services	Senior subordinated loan ($9,327 par due 11/2014)	8.00% cash, 8.00% PIK	11/7/07	9,327	9,327	$1.00	(4)
		Warrants to purchase 170 shares		11/7/07	—	—		$(5)
					9,327	9,327			0.83%
Total					$1,795,621	1,774,202

(1)

Other than our investments in R3 Education, Inc., Ivy Hill Middle Market Credit Fund, Ltd., LVCG Holdings LLC, Reflexite Corporation and The Thymes, LLC, we do not “Control” any of our portfolio companies, as defined in the Investment Company Act. In general, under the Investment Company Act, we would “Control” a portfolio company if we owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. All of our portfolio company investments are subject to legal restrictions on sales which as of December 31, 2007 represented 158% of the Company’s net assets.

(2)

These assets are owned by the Company’s wholly owned subsidiary Ares Capital CP, are pledged as collateral for the CP Funding Facility and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than Ares Capital CP’s obligations under the CP Funding Facility (see Note 7 to the consolidated financial statements).

(3)	Pledged as collateral for the ARCC CLO. Unless otherwise noted, all other investments are pledged as collateral for the Revolving Credit Facility (see Note 7 to the consolidated financial statements).

(4)	Has a payment-in-kind interest feature (see Note 2 to the consolidated financial statements).

(5)	Non-income producing at December 31, 2007.

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

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains/losses	Net unrealized gains/losses
R3 Education, Inc.	$94,239	$32,270	$22,500	$3,796	$2,734	$—	$19	$3,488	$—
Ivy Hill Middle Market Credit Fund, Ltd.	$56,000	$—	$—	$501	$—	$—	$45	$—	$—
LVCG Holdings, LLC	$6,600	$—	$—	$—	$—	$—	$—	$—	$—
Reflexite Corporation	$1,752	$10,682	$—	$452	$—	$121	$—	$320	$27,231
The Thymes, LLC	$6,925	$—	$75	$339	$165	$—	$—	$—	$—

(8)

Non-U.S. company or principal place of business outside the U.S. and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

(9)	Non-registered investment company.

(10)

A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either Libor or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, we have provided the interest rate in effect at December 31, 2007.

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2008 (unaudited)

(dollar amounts in thousands, except per share data)

	Common Stock		Capital in Excess of	Accumulated Undistributed Net Investment	Accumulated Undistributed Net Realized Gain on Sale of Investments and Foreign	Net Unrealized Loss on Investments and Foreign	Total Stockholders’
	Shares	Amount	Par Value	Income	Currencies	Currencies	Equity
Balance at December 31, 2007	72,684,090	$73	$1,136,599	$7,005	1,471	$(20,597)	$1,124,551
Shares issued in connection with dividend reinvestment plan	240,700	—	2,922	—	—	—	2,922
Issuance of common stock from transferable rights offering (net of offering and dealer manager costs)	24,228,030	24	259,777	—	—	—	259,801
Net increase in stockholders’ equity resulting from operations	—	—	—	94,854	4,796	(128,605)	(28,955)
Dividend declared ($1.26 per share)	—	—	—	(105,870)	(6,267)	—	(112,137)
Balance at September 30, 2008	97,152,820	$97	$1,399,298	$(4,011)	$—	$(149,202)	$1,246,182

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollar amounts in thousands)

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net increase (decrease) in stockholders’ equity resulting from operations	$(28,955)	$80,081
Adjustments to reconcile net increase (decrease) in stockholders’ equity resulting from operations:
Net realized gains from investment and foreign currency transactions	(4,796)	(3,363)
Net unrealized losses (gains) from investment and foreign currency transactions	128,605	(8,873)
Net accretion of discount on securities	(1,217)	(898)
Increase in accrued payment-in-kind dividends and interest	(22,614)	(10,015)
Amortization of debt issuance costs	1,237	1,533
Depreciation	338	307
Proceeds from sale and redemption of investments	393,628	466,369
Purchase of investments	(814,694)	(882,088)
Changes in operating assets and liabilities:
Interest receivable	8,661	(7,307)
Other assets	(1,926)	(600)
Accounts payable and accrued expenses	1,648	1,456
Management and incentive fees payable	12,142	(360)
Interest and facility fees payable	(940)	860
Net cash used in operating activities	(328,883)	(362,898)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	259,801	344,166
Borrowings on debt	685,000	405,500
Repayments on credit facility payable	(463,500)	(360,000)
Credit facility financing costs	(2,936)	(245)
Dividends paid in cash	(109,215)	(69,355)
Net cash provided by financing activities	369,150	320,066
CHANGE IN CASH AND CASH EQUIVALENTS	40,267	(42,832)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,142	91,539
CASH AND CASH EQUIVALENTS, END OF PERIOD	$61,409	$48,707
Supplemental Information:
Interest paid during the period	$25,685	$22,615
Taxes paid during the period	$1,601	$607
Dividends declared during the period	$112,137	$80,968

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2008 (unaudited)

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

Interim financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2008.

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

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are computed using the specific identification method. Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of our investments) are valued at fair value as determined in good faith by our board of directors, based on the input of our management and audit committee and independent valuation firms that have been engaged at the direction of the board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12 month period and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter, with approximately a quarter of our valuations of portfolio companies without readily available market quotations subject to review by an independent valuation firm.

As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (an estimate of the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation.

Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors, based on the input of our management and audit committee and independent valuation firms under a valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize.   Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize significantly less than the value at which we have previously recorded it.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectibility. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2008, 3.2% of total investments at amortized cost (or 1.0% at fair value), were on non-accrual status. As of December 31, 2007, 1.2% of total investments at amortized cost (or 0.9% at fair value), were on non-accrual status.

Payment-in-Kind Interest

The Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. For the three and nine months ended September 30, 2008, $9,735 and $22,614 in PIK income was recorded. For the three and nine months ended September 30, 2007, $4,281 and $10,015 in PIK income was recorded.

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

Offering Expenses

The Company’s offering costs are charged against the proceeds from equity offerings when received. For the nine months ended September 30, 2008, the Company incurred approximately $1,414 of offering costs.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended September 30, 2008, the Company recorded a benefit of $135 for Federal excise tax. For the nine months ended September 30, 2008, the Company recorded a benefit of approximately $434 for Federal excise tax. For the three and nine months ended September 30, 2007, the Company recorded a benefit of approximately $34 and $64, respectively, for Federal excise tax.

Certain of our wholly owned subsidiaries are subject to Federal and state income taxes. For the three and nine months ended September 30, 2008, we recorded tax provisions of approximately $17 and $132, respectively, for these subsidiaries. For the three and nine months ended September 30, 2007, we recognized tax benefits of approximately $45 and $48, respectively, for these subsidiaries.

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

New Accounting Pronouncements

On October 10, 2008, FASB Staff Position No. 157-3 — Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, or FSP 157-3, was issued. FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. FSP 157-3 does not change the fair value measurement principles set forth in SFAS 157 (see Note 8 for a description of SFAS 157). Since adopting SFAS 157 in January 2008, our process for determining the fair value of our investments has been, and continues to be, consistent with the guidance provided in the example in FSP 157-3. As a result, the adoption of FSP 157-3 did not affect our process for determining the fair value of our investments and does not have a material effect on our financial position or results of operations.

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

For the three and nine months ended September 30, 2008, we incurred $7,963 and $22,729, respectively, in base management fees and $8,205 and $23,713, respectively, in incentive management fees related to pre-incentive fee net investment income. For the three and nine months ended September 30, 2008, we accrued no incentive management fees related to net realized capital gains.  As of September 30, 2008, $25,183 was unpaid and included in management and incentive fees payable in the accompanying consolidated balance sheet. Payment of $17,220 in incentive management fees for the nine months ended September 30, 2008 will be deferred pursuant to the Advisory Agreement.

For the three and nine months ended September 30, 2007, we incurred $6,159 and $17,062, respectively, in base management fees and $5,966 and $16,949, respectively, in incentive management fees related to pre-incentive fee net investment income. For the three and nine months ended September 30, 2007, we accrued no incentive management fees related to net realized capital gains.

We are also party to a separate Administration Agreement with Ares Administration under which Ares Administration furnishes us with office equipment and clerical, bookkeeping and record keeping services at our office facilities. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Ares Administration’s overhead in performing its obligations under the Administration Agreement, including our allocable portion of the cost of our officers and their respective staffs. Under the Administration Agreement, Ares Administration also performs or oversees the performance of our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Administration assists us in determining and publishing the net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Ares Administration also provides, on our behalf, managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60-days’ written notice to the other party.

For the three and nine months ended September 30, 2008, we incurred $802 and $1,702, respectively, in administrative fees. As of September 30, 2008, $802 was unpaid and included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

For the three and nine months ended September 30, 2007, we incurred $291 and $736, respectively, in administrative fees.

4.                               EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share resulting from operations for the three and nine months ended September 30, 2008:

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	$(41,393)	$(28,955)
Denominator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	97,152,820	87,152,501
Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$(0.43)	$(0.33)

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share resulting from operations for the three and nine months ended September 30, 2007:

	Three months ended September 30, 2007	Nine months ended September 30, 2007
Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	$22,924	$80,081
Denominator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	72,059,957	65,522,194
Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$0.32	$1.22

In accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS 128”), the weighted average shares of common stock outstanding used in computing basic and diluted net increase in stockholders’ equity resulting from operations per share for the three and nine months ended September 30, 2007 and the nine months ended September 30, 2008 have been adjusted retroactively by a factor of 1.02% to recognize the bonus element associated with rights to acquire shares of common stock that were issued to stockholders of record as of March 24, 2008. See Note 11 for more information on the transferable rights offering.

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

For the three months ended September 30, 2008, the Company funded $95.5 million aggregate principal amount of senior term debt, $117.8 million aggregate principal amount of senior subordinated debt and $22.6 million of investments in equity securities.

In addition, for the three months ended September 30, 2008, $112.5 million aggregate principal amount of senior term debt and $19.5 million of senior subordinated debt were redeemed. Additionally, $22.1 million aggregate principal amount of senior term debt and $6.4 million of investments in equity securities were sold.

As of September 30, 2008, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$61,409	$61,409
Senior term debt	1,185,316	1,128,413
Senior subordinated debt	700,429	623,836
Equity securities	302,872	287,045
Collateralized loan obligations	56,000	54,400
Total	$2,306,026	$2,155,103

As of December 31, 2007, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$21,142	$21,142
Senior term debt	1,087,761	1,063,729
Senior subordinated debt	399,843	401,141
Equity securities	252,017	253,332
Collateralized loan obligations	56,000	56,000
Total	$1,816,763	$1,795,344

The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt using the effective interest method.

The industry and geographic compositions of our portfolio at fair value at September 30, 2008 and December 31, 2007 were as follows:

Industry	September 30, 2008	December 31, 2007

Health Care	20.2%	17.1%
Beverage/Food/Tobacco	9.9	6.2
Education	9.8	6.9
Financial	7.9	9.9
Retail	7.9	6.5
Other Services	7.2	5.8
Business Services	7.1	8.5
Manufacturing	4.2	4.7
Environmental Services	4.0	4.9
Printing/Publishing/Media	4.0	7.3
Restaurants	3.5	4.2
Aerospace and Defense	3.0	2.5
Consumer Products	2.9	5.6
Telecommunications	2.0	0.5
Computers/Electronics	1.5	2.0
Containers/Packaging	1.3	2.7
Cargo Transport	1.3	0.8
Health Clubs	1.1	1.9
Grocery	1.0	1.5
Homebuilding	0.2	0.5
Total	100.0%	100.0%

Geographic Region	September 30, 2008	December 31, 2007

Mid-Atlantic	24.0%	22.9%
Midwest	21.2	22.6
Southeast	20.8	18.3
West	17.9	19.0
International	11.7	12.7
Northeast	4.4	4.5
Total	100.0%	100.0%

6.                                      COMMITMENTS AND CONTINGENCIES

As of September 30, 2008 and December 31, 2007, the Company had the following commitments to fund various revolving senior secured and subordinated loans:

	September 30, 2008	December 31, 2007
Total revolving commitments	$457,200	$323,600
Total unfunded revolving commitments	$275,400	$244,400

Of the $275,400 total unfunded revolving commitments as of September 30, 2008, funding for $35,100 was substantially at the discretion of the Company and funding for $24,800 was not available under the agreements governing such commitments due to borrowing base or other covenant restrictions, resulting in net adjusted unfunded revolving commitments of $215,500.

Of the total commitments as of September 30, 2008, $378,400 extend beyond the maturity date for our Revolving Credit Facility (as defined in Note 7). Included within the total commitments as of September 30, 2008 are commitments to issue up to $15,900 in standby letters of credit through a financial intermediary on behalf of certain portfolio companies.

Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of September 30, 2008, the Company had $12,700 in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability.  Of these letters of credit, $300 expire on January 31, 2009, $4,700 expire on February 28, 2009, $100 expire on April 1, 2009, $7,100 expire on September 30, 2009 and $500 expire on August 31, 2010.  These letters of credit may be extended under substantially similar terms for additional one-year terms at the Company’s option until the Revolving Credit Facility, under which the letters of credit were issued, matures on December 28, 2010.

As of September 30, 2008 and December 31, 2007, the Company was subject to subscription agreements to fund equity investments in private equity investment partnerships, substantially all at the discretion of the Company, as follows:

	September 30, 2008	December 31, 2007
Total private equity commitments	$428,600	$111,800
Total unfunded private equity commitments	$424,000	$110,500

7.                               BORROWINGS

In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of September 30, 2008, our asset coverage for borrowed amounts was 238%.

Our debt obligations consisted of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Revolving Credit Facility	$485,152	$282,528
CP Funding Facility	103,000	85,000
Debt Securitization	314,000	314,000
Total	$902,152	$681,528

The weighted average interest rate of all our debt obligations as of September 30, 2008 and December 31, 2007 was 4.01% and 5.66%, respectively.

CP Funding Facility

On October 29, 2004, we formed Ares Capital CP Funding LLC (“Ares Capital CP”), a wholly owned subsidiary of the Company, through which we established a revolving credit facility (the “CP Funding Facility”). On November 3, 2004 (the “Facility Effective Date”), we entered into the CP Funding Facility that, as amended, allows Ares Capital CP to issue up to $350,000 of variable funding certificates (“VFC”). As of September 30, 2008, there was $103,000 outstanding under the CP Funding Facility and the Company continues to be in compliance with all of the limitations and requirements of the CP Funding Facility. As of December 31, 2007, there was $85,000 outstanding under the CP Funding Facility.

On July 22, 2008, we entered into an amendment to the CP Funding Facility to, among other things, extend its maturity, decrease the availability and advance rates applicable to certain types of eligible loans and make certain provisions of the facility more restrictive. The Company paid a renewal fee of 0.786% of the total amount available for borrowing, or $2.75 million.

The CP Funding Facility is scheduled to expire on July 21, 2009. The CP Funding Facility is secured by all of the assets held by Ares Capital CP, which as of September 30, 2008 consisted of 28 investments.

The interest charged on the VFC is based on the commercial paper, eurodollar or adjusted eurodollar rate plus 2.50%.  Prior to July 22, 2008, the interest charged was based on the commercial paper rate plus 1.00%. The interest charged on the VFC is payable quarterly. As of September 30, 2008 and December 31, 2007, the commercial paper rate was 3.3604% and 5.1147%, respectively. For the three and nine months ended September 30, 2008, the average interest rates (i.e. commercial paper rate plus the spread) were 4.98% and 4.55%, respectively. For the three and nine months ended September 30, 2008, the average outstanding balances were $65,058 and $82,370, respectively. For the three and nine months ended September 30, 2007, the average interest rate (i.e. commercial paper rate plus the spread) was 6.22% and 6.10%, respectively. For the three and nine months ended September 30, 2007, the average outstanding balances were $85,000 and $89,407, respectively.

For the three and nine months ended September 30, 2008, the interest expense incurred on the CP Funding Facility was $1,105 and $2,429, respectively. For the three and nine months ended September 30, 2007, the interest expense incurred on the CP Funding Facility was $1,350 and $4,145, respectively. Cash paid for interest expense during the nine months ended September 30, 2008 and 2007 was $2,653 and $2,935, respectively.

The Company is also required to pay a commitment fee for any unused portion of the CP Funding Facility. The commitment fee is equal to 0.5% per annum for any unused portion of the CP Funding Facility.  Prior to July 22, 2008, the commitment fee was 0.125% per annum calculated based on an amount equal to $200,000 less the borrowings outstanding under the CP Funding Facility. For the three and nine months ended September 30, 2008, the commitment fees incurred on the CP Funding Facility were $260 and $351, respectively. For the three and nine months ended September 30, 2007, the commitment fees incurred on the CP Funding Facility were $37 and $105, respectively.

Revolving Credit Facility

In December 2005, we entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) under which, as amended, the lenders have agreed to extend credit to the Company in an aggregate principal amount not exceeding $510,000 at any one time outstanding. The Revolving Credit Facility expires on December 28, 2010 and with certain exceptions is secured by substantially all of the assets in our portfolio (other than investments held by Ares Capital CP under the CP Funding Facility and those held as a part of the Debt Securitization, discussed below) which as of September 30, 2008 consisted of 140 investments.

The Revolving Credit Facility also includes an “accordion” feature that allows us to increase the size of the Revolving Credit Facility to a maximum of $765,000 under certain circumstances. As of September 30, 2008, there was $485,152 outstanding under the Revolving Credit Facility and the Company continues to be in compliance with all of the limitations and requirements of the Revolving Credit Facility. As of December 31, 2007, there was $282,528 outstanding under the Revolving Credit Facility.

The interest charged under the Revolving Credit Facility is generally based on LIBOR (one, two, three or six month) plus 1.00%. As of September 30, 2008, the one, two, three and six month LIBOR were 3.93%, 3.97%, 4.05% and 3.98%, respectively. As of December 31, 2007, the one, two, three and six month LIBOR were 4.60%, 4.65%, 4.70% and 4.60%, respectively. For the three and nine months ended September 30, 2008, the average interest rate was 3.77% and 4.28%, respectively, the average outstanding balance was $485,497 and $413,387, respectively, and the interest expense incurred was $4,602 and $13,279, respectively. Cash paid for interest expense during the nine months ended September 30, 2008 was $13,963. For the three and nine months ended September 30, 2007, the average interest rate was 6.43% and 6.55%, respectively, the average outstanding balance was $160,060 and $133,423, respectively, and the interest expense incurred was $2,595 and $6,534, respectively. Cash paid for interest expense during the nine months ended September 30, 2007 was $6,871. The Company is also required to pay a commitment fee of 0.20% for any unused portion of the Revolving Credit Facility. For the three and nine months ended September 30, 2008, the commitment fees incurred were $179 and $436, respectively. For the three and nine months ended September 30, 2007, the commitment fees incurred were $84 and $274, respectively.

The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. As of September 30, 2008, the Company had $13,100 in standby letters of credit issued through the Revolving Credit Facility. As of December 31, 2007, the Company had $11,400 in standby letters of credit issued through the Revolving Credit Facility.

As of September 30, 2008, the Company had a non-U.S. borrowing on the Revolving Credit Facility denominated in Canadian dollars. As of September 30, 2008 and December 31, 2007, unrealized appreciation on this borrowing was $1,698 and $822, respectively.

Debt Securitization

On July 7, 2006, through our wholly owned subsidiary, ARCC CLO 2006 LLC (“ARCC CLO”), we completed a $400,000 debt securitization (the “Debt Securitization”) and issued approximately $314,000 principal amount of asset-backed notes (including $50,000 of revolving notes, all of which were drawn down as of September 30, 2008) (the “CLO Notes”) to third parties that were secured by a pool of middle market loans that have been purchased or originated by the Company. The CLO Notes are included in the September 30, 2008 consolidated balance sheet. We retained approximately $86,000 of aggregate principal amount of certain BBB and non-rated securities in the Debt Securitization (the “Retained Notes”). The CLO Notes mature on December 20, 2019, and, as of September 30, 2008, there was $314,000 outstanding under the Debt Securitization (excluding the Retained Notes). The blended pricing of the CLO Notes, excluding fees, is approximately 3-month LIBOR plus 34 basis points.

The classes, amounts, ratings and interest rates (expressed as a spread to 3-month LIBOR) of the CLO Notes are as follows:

Class	Amount (millions)		Rating (S&P/Moody’s)	LIBOR Spread (basis points)
A-1A	$75		AAA/Aaa	25
A-1A VFN	50	(1)	AAA/Aaa	28
A-1B	14		AAA/Aaa	37
A-2A	75		AAA/Aaa	22
A-2B	33		AAA/Aaa	35
B	23		AA/Aa2	43
C	44		A/A2	70
Total	$314

(1)                                  Revolving class, all of which was drawn as of September 30, 2008.

As of September 30, 2008, there were 41 investments securing the notes. The interest charged under the Debt Securitization is based on 3-month LIBOR, which as of September 30, 2008 was 4.05% and as of December 31, 2007 was 4.70%. For the three and nine months ended September 30, 2008, the effective average interest rates were 3.30% and 3.77%, respectively. For the three and nine months ended September 30, 2008, we incurred $2,612 and $8,877 of interest expense, respectively. Cash paid for interest expense during the nine months ended September 30, 2008 was $9,068. For the three and nine months ended September 30, 2007, the effective average interest rates were 5.76% and 5.77%, respectively. For the three and nine months ended September 30, 2007, we incurred $4,561 and $12,806 of interest expense, respectively. Cash paid for interest expense during the nine months ended September 30, 2007 was $12,808. The Company is also required to pay a commitment fee of 0.175% for any unused portion of the Class A-1A VFN Notes. There were no commitment fees incurred for the three and nine months ended September 30, 2008. For the three and nine months ended September 30, 2007, the commitment fees incurred were $23 on these notes.

8.                               FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company’s financial instruments approximate fair value. Effective January 1, 2008, the company adopted Statement of Financial Accounting Standards No. 159, the Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet.  With the exception of the line items entitled “other assets” and “debt,” all assets and liabilities approximate fair value on the balance sheet.  The carrying value of the line items entitled “interest receivable,” “receivable for open trades,” “payable for open trades,” “accounts payable and accrued expenses,” “management and incentive fees payable” and “interest and facility fees payable” approximate fair value due to their short maturity.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which expands application of fair value accounting. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure of fair value measurements. SFAS 157 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. SFAS 157 requires the Company to assume that the portfolio investment is sold in a principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with SFAS 157, the Company has considered its principal market as the market in which the Company exits its portfolio investments with the greatest volume and level of activity. SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with SFAS 157, these inputs are summarized in the three broad levels listed below:

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

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize.   Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize significantly less than the value at which we have previously recorded it.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

The following table presents fair value measurements of cash and cash equivalents and investments as of September 30, 2008:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$61,409	$61,409	$—	$—
Investments	$2,093,694	$—	$142,587	$1,951,107

The following tables present changes in investments that use Level 3 inputs for the three and nine months ended September 30, 2008:

Three months ended September 30, 2008
Balance as of June 30, 2008	$2,072,547
Net unrealized gains (losses)	(79,902)
Net purchases, sales or redemptions	62,112
Net transfers in and/or out of Level 3	(103,650)
Balance as of September 30, 2008	$1,951,107

Nine months ended September 30, 2008
Balance as of December 31, 2007	$1,738,021
Net unrealized gains (losses)	(129,396)
Net purchases, sales or redemptions	433,656
Net transfers in and/or out of Level 3	(91,174)
Balance as of September 30, 2008	$1,951,107

As of September 30, 2008, the net unrealized loss on the investments that use Level 3 inputs was $(136,037).

Following are the carrying and fair values of our debt instruments as of September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility	$485,152	$470,000	$282,528	$279,000
CP Funding Facility	103,000	102,000	85,000	84,000
Debt Securitization	314,000	155,000	314,000	261,000
	$902,152	$727,000	$681,528	$624,000

9.                               RELATED PARTY TRANSACTIONS

In accordance with the Advisory Agreement, we bear all costs and expenses of the operation of the Company and reimburse the Investment Adviser for all such costs and expenses incurred in the operation of the Company. For the three and nine months ended September 30, 2008, the Investment Adviser incurred such expenses totaling $442 and $1,448, respectively. For the three and nine months ended September 30, 2007, the Investment Adviser incurred such expenses totaling $576 and $1,421, respectively. As of September 30, 2008, $214 was unpaid and included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

During 2006, we entered into a sublease agreement with Ares Management whereby Ares Management subleases approximately 25% of the office facilities that we lease, for a fixed rent equal to 25% of the basic annual rent payable by us under our lease, plus certain additional costs and expenses. For the three and nine months ended September 30, 2008, such amounts payable to the Company totaled $51 and $171, respectively. For the three and nine months ended September 30, 2007, such amounts payable to the Company totaled $66 and $200, respectively. As of September 30, 2008, there were no unpaid amounts.

As of September 30, 2008, Ares Investments, an affiliate of the Investment Adviser, owned 2,859,882 shares of the Company’s common stock representing approximately 2.9% of the total shares outstanding as of September 30, 2008.

See Notes 3 and 10 for descriptions of other related party transactions.

10.                        INVESTMENT IN IVY HILL MIDDLE MARKET CREDIT FUND LTD.

On November 19, 2007, we established a middle market credit fund, Ivy Hill Middle Market Credit Fund, Ltd. (“Ivy Hill”), which is managed by our wholly owned subsidiary Ivy Hill Asset Management, L.P. in exchange for a 0.50% management fee on the average total assets of Ivy Hill. As of September 30, 2008, the total assets of Ivy Hill were approximately $347,000.  For the three and nine months ended September 30, 2008, the Company earned $412 and $992, respectively, in management fees. Ivy Hill primarily invests in first and second lien bank debt of middle market companies. Ivy Hill was initially funded with $404,000 of capital, including a $56,000 investment by the Company consisting of $40,000 of Class B notes and $16,000 of subordinated notes. For the three and nine months ended September 30, 2008, the Company earned $1,652 and $4,043, respectively, from its investments in Ivy Hill.

Ivy Hill purchased $22,104 and $63,980, respectively, of investments from the Company during the three and nine months ended September 30, 2008. There was no gain or loss recognized by the Company on these transactions.

11.                        STOCKHOLDERS’ EQUITY

On April 28, 2008, we completed a transferable rights offering, issuing 24,228,030 shares at a subscription price of $11.0016 per share, less dealer manager fees of $0.22 per share. Net proceeds after deducting the dealer manager fees and estimated offering expenses were approximately $259,800. Ares Investments, an affiliate of the Investment Adviser, purchased 1,643,215 shares in the rights offering, bringing its total shares owned to 2,859,882 shares of common stock, representing approximately 2.9% of the total shares outstanding as of September 30, 2008.

The following table summarizes the total shares issued and proceeds we received net of underwriter, dealer manager and offering costs for the nine months ended September 30, 2008 and September 30, 2007 (in millions, except per share data):

	Shares issued	Offering price per share	Proceeds net of dealer manager and offering costs
April 2008 transferable rights offering	24.2	$11.00	$259.8
Total for the nine months ended September 30, 2008	24.2		$259.8

	Shares issued	Offering price per share	Proceeds net of underwriter and offering costs
August 2007 public offering	2.6	$16.30	$42.3
April 2007 public offering	15.5	$17.97	$267.2
February 2007 public offering	1.4	$19.95	$27.2
Underwriters’ over-allotment option related to December 2006 public offering	0.4	$18.50	$7.5
Total for the nine months ended September 30, 2007	19.9		$344.2

12.                        DIVIDENDS

The following table summarizes our dividends declared during the nine months ended September 30, 2008 and September 30, 2007 (in millions, except per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount
August 7, 2008	September 15, 2008	September 30, 2008	$0.42	$40.8
May 8, 2008	June 16, 2008	June 30, 2008	$0.42	$40.8
February 28, 2008	March 17, 2008	March 31, 2008	$0.42	$30.5
Total declared for the nine months ended September 30, 2008			$1.26	$112.1

August 9, 2007	September 14, 2007	September 28, 2007	$0.42	$30.4
May 10, 2007	June 15, 2007	June 30, 2007	$0.41	$28.5
March 8, 2007	March 19, 2007	March 30, 2007	$0.41	$22.1
Total declared for the nine months ended September 30, 2007			$1.24	$81.0

During the nine months ended September 30, 2008, as part of the Company’s dividend reinvestment plan for our common stockholders, we purchased 841,656 shares of our common stock at an average price of $10.97 in the open market in order to satisfy part of the reinvestment portion of our dividends.

13.                        FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the nine months ended September 30, 2008 and 2007:

	For the Nine Months Ended
Per Share Data:	September 30, 2008	September 30, 2007
Net asset value, beginning of period(1)	$15.47	$15.17

Issuance of common stock	(1.19)	0.59

Effect of antidilution (dilution)	0.14	(0.03)

Net investment income for period(2)	1.09	1.06

Net realized and unrealized (loss) gain for period(2)	(1.42)	0.19

Net (decrease) increase in stockholders’ equity	(0.33)	1.25

Total distributions to stockholders	(1.26)	(1.24)

Net asset value at end of period(1)	$12.83	$15.74

Per share market value at end of period	$10.43	$16.27
Total return based on market value(3)	(20.10)%	(8.39)%
Total return based on net asset value(4)	(2.25)%	8.18%
Shares outstanding at end of period	97,152,820	72,684,090
Ratio/Supplemental Data:
Net assets at end of period	$1,246,182	$1,144,325
Ratio of operating expenses to average net assets(5)(6)	8.80%	8.96%
Ratio of net investment income to average net assets(5)(7)	10.00%	9.03%
Portfolio turnover rate(5)	26%	43%

(1) The net asset value used equals net assets per share (a) for the nine months ended September 30, 2008, from the accompanying consolidated balance sheet and (b) for the nine months ended September 30, 2007, from the consolidated balance sheet previously filed on Form 10-Q for the three months ended September 30, 2007.

(2) Weighted average basic per share data.

(3) For the nine months ended September 30, 2008, the total return based on market value equals the decrease of the ending market value at September 30, 2008 of $10.43 per share over the ending market value at December 31, 2007 of $14.63 per share, plus the declared dividends of $1.26 per share for the nine months ended September 30, 2008, divided by the market value at December 31, 2007. For the nine months ended September 30, 2007, the total return based on market value equals the decrease of the ending market value at September 30, 2007 of $16.27 per share over the ending market value at December 31, 2006 of $19.11 per share, plus the declared dividends of $1.24 per share for the nine months ended September 30, 2007, divided by the market value at December 31, 2006. Total return based on market value is not annualized. The Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4) For the nine months ended September 30, 2008, the total return based on net asset value equals the change in net asset value during the period plus the declared dividends of $1.26 per share for the nine months ended September 30, 2008, divided by the beginning net asset value during the period. For the nine months ended September 30, 2007, the total return based on net asset value equals the change in net asset value during the period plus the declared dividends of $1.24 per share for the nine months ended September 30, 2007, divided by the beginning net asset value during the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan and the issuance of common stock in connection with any equity offerings. Total return based on net asset value is not annualized. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5) The ratios reflect an annualized amount.

(6) For the nine months ended September 30, 2008, the ratio of operating expenses to average net assets consisted of 2.40% of base management fees, 2.51% of incentive management fees, 2.81% of the cost of borrowing and other operating expenses of 1.08%. For the nine months ended September 30, 2007, the ratio of operating expenses to average net assets consisted of 2.27% of base management fees, 2.26% of incentive management fees, 3.39% of the cost of borrowing and other operating expenses of 1.04%. These ratios reflect annualized amounts.

(7) The ratio of net investment income to average net assets excludes income taxes related to realized gains.

14.                        SUBSEQUENT EVENTS

In October 2008, we entered into a two-year interest rate swap agreement for a total notional amount of $75 million.  Under the interest rate swap agreement, we will pay a fixed interest rate of 2.985% and receive a floating rate based on the prevailing three-month LIBOR.  We believe that this agreement will enable us to mitigate interest rate risk and remain match funded.

On November 3, 2008, we applied for an exemptive order from the Securities and Exchange Commission (the “SEC”) that would permit us to co-invest with funds managed by Ares Management LLC, including the Ares Capital Markets group. Any such order will be subject to certain terms and conditions. There is no assurance that the application for exemptive relief will be granted by the SEC. Accordingly, we cannot assure you that the Company will be permitted to co-invest with funds managed by Ares.

On November 5, 2008, we established a new middle market credit fund, Ivy Hill Middle Market Credit Fund II, Ltd. (“Ivy Hill II” or the “Fund”) — which will be managed by Ivy Hill Asset Management, L.P., our wholly owned subsidiary.  It is anticipated that the size of the Fund will be $250 million, and may grow over time with leverage.

We expect the Fund will be an active purchaser of first lien and second lien bank debt and mezzanine securities of middle market companies, originated by both us and other third-parties. Subject to certain approvals and restrictions, we may, in the near future, sell to the Fund up to $75 million of investments and in the future may from time to time sell additional loans and investments to the Fund.

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

•                  the impact of a protracted decline in the liquidity of credit markets on our business;

•                  the impact of fluctuations in interest rates on our business;

•                  the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•                  our ability to recover unrealized losses;

•                  our ability to access alternative debt markets and additional capital;

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

•                  the timing and amount of dividend distributions;

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

We have qualified and elected to be treated as a regulated investment company, or a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to our stockholders at least 90% of our investment company taxable income, as defined by the Code, for each year. Pursuant to this election, we generally will not have to pay corporate level taxes on any income that we distribute to our stockholders.

PORTFOLIO AND INVESTMENT ACTIVITY

(in millions, except number of new investment commitments, terms and percentages)

	Three Months ended
	September 30, 2008	September 30, 2007
New investment commitments (1):
New portfolio companies	$148.3	$34.0
Existing portfolio companies	34.9	79.9
Total new investment commitments	183.2	113.9
Less:
Investment commitments exited	179.6	106.2
Net investment commitments	$3.6	$7.7
Principal amount of investments purchased:
Senior term debt	$95.5	$75.1
Senior subordinated debt	117.8	34.0
Equity and other	22.6	11.3
Total	$235.9	$120.4
Principal amount of investments sold or repaid:
Senior term debt	$134.6	$98.8
Senior subordinated debt	19.5	10.0
Equity and other	6.4	—
Total	$160.5	$108.8
Number of new investment commitments (2)	11	8
Average new investment commitments amount	$16.7	$14.2
Weighted average term for new investment commitments (in months)	75	69
Percentage of new investment commitments at floating rates	2%	54%
Percentage of new investment commitments at fixed rates	86%	30%
Weighted average yield of debt and income producing securities funded during the period (3)	13.03%	12.16%
Weighted average yield of debt and income producing securities sold or repaid during the period (3)	8.94%	11.50%

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

The Investment Adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, the Investment Adviser grades all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended to reflect the performance of the portfolio company’s business, the collateral coverage of the investment and other factors considered relevant. Under this system, investments with a grade of 4 involve the least amount of risk in our portfolio. The portfolio company is performing above expectations and the trends and risk factors are generally favorable, including a potential exit. Investments graded 3 involve a level of risk that is similar to the risk at the time of origination. The portfolio company is performing as expected and the risk factors are neutral to favorable. All new investments are initially graded 3. Investments graded 2 involve a portfolio company performing below expectations and indicates that the investment’s risk has increased materially since origination. The portfolio company may be out of compliance with debt covenants, however, payments are generally not more than 120 days past due. For investments graded 2, we increase procedures to monitor the portfolio company and we will write down the fair value of the investment if it is deemed to be impaired. An investment grade of 1 indicates that the portfolio company is performing materially below expectations and that the investment risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Investments graded 1 are not anticipated to be repaid in full and we will reduce the fair market value of the investment to the amount we anticipate will be recovered. The Investment Adviser employs half-point increments to reflect underlying trends in portfolio company operating or financial performance, as well as the general outlook. As of September 30, 2008, the weighted average investment grade of the investments in our portfolio was 2.9 with 3.2% of total investments at amortized cost (or 1.0% at fair value) on non-accrual status. The weighted average investment grade of the investments in our portfolio as of December 31, 2007 was 3.0. The distribution of the grades of our portfolio companies as of September 30, 2008 and December 31, 2007 is as follows (dollar amounts in thousands):

	September 30, 2008		December 31, 2007
	Fair Value	Number of Companies	Fair Value	Number of Companies
Grade 1	$57,828	6	$13,927	1
Grade 2	163,106	7	115,585	6
Grade 3	1,719,116	70	1,581,811	66
Grade 4	153,644	7	62,879	3
	$2,093,694	90	$1,774,202	76

As of September 30, 2008, the weighted average yield of the debt and income producing securities in our portfolio was approximately 12.26%. As of September 30, 2008, the weighted average yield on our entire portfolio was 10.73% and the weighted average yield on our senior term debt, senior subordinated debt and income producing securities was 11.50%, 13.95% and 11.01%, respectively. Of the senior term debt, as of September 30, 2008, the weighted average yield attributable to first lien senior term debt and second lien senior term debt was 10.26% and 13.21%, respectively.

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

The weighted average yield on our debt and income producing securities was higher as of September 30, 2008 compared to the weighted average yield on our debt and income producing securities as of December 31, 2007 primarily because of the addition of a higher percentage of higher yielding investments during the nine months ended September 30, 2008, partially offset by the decline in LIBOR since December 31, 2007.

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2008 and September 30, 2007

Operating results for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Total investment income	$62,067	$47,931	$177,738	$135,045
Total expenses	29,365	24,101	83,186	67,312
Net investment income before income taxes	32,702	23,830	94,552	67,733
Income tax expense (benefit), including excise tax	(118)	(79)	(302)	(112)
Net investment income	32,820	23,909	94,854	67,845
Net realized gains (losses)	4,580	10,886	4,796	3,363
Net unrealized gains (losses)	(78,793)	(11,871)	(128,605)	8,873
Net increase in stockholders’ equity resulting from operations	$(41,393)	$22,924	$(28,955)	$80,081

Net income can vary substantially from period to period for various factors, including the recognition of realized gains and losses and unrealized appreciation and depreciation.  As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

For the three months ended September 30, 2008, total investment income increased $14.1 million, or 30%, over the three months ended September 30, 2007.  For the three months ended September 30, 2008, total investment income consisted of $56.3 million in interest income from investments, $3.3 million in capital structuring service fees, $0.8 million in dividend income, $1.4 million in other income and $0.3 million in interest income from cash and cash equivalents. Interest income from investments increased $13.4 million, or 31%, to $56.3 million for the three months ended September 30, 2008 from $42.9 million for the comparable period in 2007. The increase in interest income from investments was primarily due to the increase in the overall size of the portfolio. The average investments, at fair value, for the quarter increased from $1.6 billion for the three months ended September 30, 2007 to $2.1 billion for the comparable period in 2008. Capital structuring service fees increased $0.6 million, or 23%, to $3.3 million for the three months ended September 30, 2008 from $2.7 million for the comparable period in 2007. The increase in capital structuring service fees was primarily due to the increase in new investment commitments for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

For the nine months ended September 30, 2008, total investment income increased $42.7 million, or 32%, over the nine months ended September 30, 2007.  For the nine months ended September 30, 2008, total investment income consisted of $151.9 million in interest income from investments, $18.6 million in capital structuring service fees, $1.9 million in dividend income, $4.1 million in other income and $1.3 million in interest income from cash and cash equivalents. Interest income from investments increased $35.4 million, or 30%, to $151.9 million for the nine months ended September 30, 2008 from $116.5 million for the comparable period in 2007. The increase in interest income from investments was primarily due to the increase in the overall size of the portfolio. The average investments, at fair value, for the period increased from $1.4 billion for the nine months ended September 30, 2007 to $2.0 billion for the comparable period in 2008. Capital structuring service fees increased $6.2 million, or 50%, to $18.6 million for the nine months ended September 30, 2008 from $12.4 million for the comparable period in 2007. The increase in capital structuring service fees was primarily due to the increase in fee percentages as a result of more favorable market conditions.

Operating Expenses

For the three months ended September 30, 2008, total expenses increased $5.3 million, or 22%, over the three months ended September 30, 2007. Base management fees increased $1.8 million, or 29%, to $8.0 million for the three months ended September 30, 2008 from $6.2 million for the comparable period in 2007, primarily due to the increase in the size of the portfolio. Incentive management fees related to pre-incentive fee net investment income increased $2.2 million, or 38%, to $8.2 million for the three months ended September 30, 2008 from $6.0 million for the comparable period in 2007, primarily due to the increase in the size of the portfolio and the related increase in net investment income. Payment of $8.2 million in incentive management fees for the three months ended September 30, 2008 will be deferred pursuant to the Advisory Agreement. Interest expense and credit facility fees increased $0.2 million, or 2%, to $9.5 million for the three months ended September 30, 2008 from $9.4 million for the comparable period in 2007, primarily due to the increase in the average outstanding borrowings offset by the lower average cost of debt. The average cost of debt for the three months ended September 30, 2008 was 3.74% compared to the average cost of debt of 6.04% for the comparable period in 2007 due to the significant decrease in LIBOR over the period. There were $882.5 million in average outstanding borrowings during the three months ended September 30, 2008 compared to average outstanding borrowings of $559.1 million in the comparable period in 2007.

For the nine months ended September 30, 2008, total expenses increased $15.9 million, or 24%, over the nine months ended September 30, 2007. Base management fees increased $5.7 million, or 33%, to $22.8 million for the nine months ended September 30, 2008 from $17.1 million for the comparable period in 2007, primarily due to the increase in the size of the portfolio. Incentive management fees related to pre-incentive fee net investment income increased $6.8 million, or 40%, to $23.7 million for the nine months ended September 30, 2008 from $16.9 million for the comparable period in 2007, primarily due to the increase in the size of the portfolio and the related increase in net investment income. Interest expense and credit facility fees increased $1.1 million, or 4%, to $26.6 million for the nine months ended September 30, 2008 from $25.5 million for the comparable period in 2007, primarily due to the increase in the average outstanding borrowings offset by the lower average cost of debt. There were $794.1 million in average outstanding borrowings during the nine months ended September 30, 2008 compared to average outstanding borrowings of $520.5 million in the comparable period in 2007. The average cost of debt for the nine months ended September 30, 2008 was 3.71% compared to the average cost of debt of 6.03% for the comparable period in 2007 due to the significant decrease in LIBOR over the period.

Income Tax Expense, Including Excise Tax

The Company has qualified and elected and intends to continue to qualify for the tax treatment applicable to RICs under Subchapter M of the Code, and, among other things, has made and intends to continue to make the requisite distributions to its stockholders which will generally relieve the Company from federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended September 30, 2008, the Company recorded a $0.1 million benefit for Federal excise tax. For the nine months ended September 30, 2008, the Company recorded a benefit of $0.4 million for Federal excise tax. For the three and nine months ended September 30, 2007, the Company recorded a benefit of approximately $0.1 million.

Certain of our wholly owned subsidiaries are subject to federal and state income taxes. For the three and nine months ended September 30, 2008, we recorded tax provisions of approximately $0.1 million for these subsidiaries. For the three and nine months ended September 30, 2007, we recognized tax benefits of approximately $0.1 million for these subsidiaries.

Net Unrealized Gains/Losses

For the three months ended September 30, 2008, the Company had net unrealized losses of $78.8 million, which primarily consisted of $88.3 million of unrealized depreciation from investments less $10.3 million of unrealized appreciation from investments. The most significant changes in unrealized depreciation consisted of $10.0 million for the investment in DSI Renal, Inc. (“DSI”), $10.0 million for the investment in Firstlight Financial Corporation (“Firstlight”), $8.6 million for the investment in Courtside Acquisition Corp. (“Courtside”), $7.4 million for the investment in Best Brands Corporation (“Best Brands”), $6.8 million for the investment in Wear Me Apparel, LLC (“Wear Me”), $4.8 million for the investment in Capella Healthcare, Inc. (“Capella”), $4.0 million for the investment in Things Remembered, Inc., $4.0 million for the investment in Reflexite Corporation (“Reflexite”) to partially reduce previously recognized unrealized appreciation, $3.6 million for the investment in Apple & Eve, LLC (“Apple”), $3.2 million for the investment in HB&G Building Products (“HB&G”) and $3.2 million for the investment in MPBP Holdings, Inc. (“MPBP”).  The most significant changes in unrealized appreciation consisted of $2.8 million for the investment in Waste Pro USA, Inc. (“Waste Pro”), $2.8 million for the investment in Hudson Group, Inc. (“Hudson”) and $1.6 million for the investment in Industrial Container Services, LLC (“ICS”).

For the three months ended September 30, 2007, the Company’s investments had net unrealized losses of  $11.9 million, which primarily related to the reversal of prior period unrealized appreciation of $5.6 million from the investment in The GSI Group, Inc. (“GSI”) and the $12.8 million unrealized depreciation of several investments offset by $7.1 million of unrealized appreciation of certain other investments. The most significant changes in unrealized depreciation were $5.6 million for the investment in Primis Marketing Group, Inc. and Primis Holdings, LLC (together, “Primis”), $3.0 million for the investment in Wear Me, $2.1 million for the investment in Universal Trailer Corporation (“UTC”), and $0.9 million for the investment in Abingdon Investments Limited, offset by unrealized appreciation of $3.0 million for the investment in Varel Holdings, Inc. (“Varel”), $2.1 million for the investment in Waste Pro and $1.5 million for the investment in MR Processing Holding Corp (“MR”).

For the nine months ended September 30, 2008, the Company had net unrealized losses of $128.6 million, which primarily consisted of $167.3 million of unrealized depreciation from investments less $39.6 million of unrealized appreciation from investments.  The most significant changes in unrealized depreciation consisted of $25.7 million for the investment in Courtside,  $15.0 million for the investment in Firstlight, $14.0 million for the investment in Reflexite to partially reduce previously recognized unrealized appreciation, $11.2 million for the investment in Wear Me, $10.5 million for the investment in MPBP, $10.2 million for the investment in DSI, $8.2 million for the investment in Making Memories Wholesale, Inc., $7.4 million for the investment in Best Brands, $6.0 million for the investment in Primis, $5.9 million for the investment in Apple, $5.2 million for the investment in HB&G and $4.8 million for the investment in Capella. The most significant changes in unrealized appreciation consisted of $7.3 million for the investment in Reflexite, $5.0 million for the investment in R3 Education, Inc., $2.9 million for the investment in ICS, $2.8 million for the investment in Waste Pro, $2.8 million for the investment in Hudson and $2.7 million for the investment in Instituto de Banca y Comercio, Inc.

For the nine months ended September 30, 2007, the Company’s investments had net unrealized gains of $8.9 million, which consisted of  $27.8 million of unrealized appreciation as well as $1.2 million for the reversal of prior period unrealized depreciation, offset by $20.1 million of unrealized depreciation. The most significant changes in unrealized appreciation were $7.2 million for the investment in Reflexite, $4.0 million for the investment in Waste Pro, $3.6 million for the investment in Daily Candy, Inc., $3.0 million for the investment in Varel, $1.7 million for the investment in ICS and $1.5 million for the investment in MR, offset by unrealized depreciation of $5.7 million for the investment in UTC, $5.6 million for the investment in Primis, $3.0 million for the investment in Diversified Collection Services, Inc. and $3.0 million for the investment in Wear Me.

Net Realized Gains/Losses

During the three months ended September 30, 2008, the Company had $168.0 million of sales and repayments resulting in $4.6 million of net realized gains. The most significant realized gains for the three months ended September 30, 2008 were $2.5 million for the investment in Daily Candy, Inc. and $2.0 million for the investment in Waste Pro.  During the three months ended

September 30, 2007, the Company had $124.5 million of sales and repayments resulting in $10.9 million of net realized gains. The most significant realized gains during the three months ended September 30, 2007 were the $6.2 million gain for the investment in GSI, $3.5 million for the investment in Equinox SMU Partners LLC (“SMU”) and $0.8 million for the investment in The Parker Group, Inc. (“Parker Group”).

During the nine months ended September 30, 2008, the Company had $393.6 million of sales and repayments resulting in $4.8 million of net realized gains. The most significant realized gains for the nine months ended September 30, 2008 were $2.5 million for the investment in Daily Candy, Inc. and $2.0 million for the investment in Waste Pro. During the nine months ended September 30, 2007, the Company had $465.5 million of sales and repayments resulting in $3.4 million of net realized gains. The most significant realized gains during  the period were $6.2 million for the investment in GSI, $3.5 million for the investment in SMU and $0.8 million for the investment in Parker Group, offset by the $8.3 million realized loss in Berkline/Benchcraft, LLC.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Since the Company’s inception, the Company’s liquidity and capital resources have been generated primarily from the net proceeds of public offerings of common stock, the Debt Securitization, advances from the CP Funding Facility and the Revolving Credit Facility, as well as cash flows from operations.

As of September 30, 2008, the Company had $61.4 million in cash and cash equivalents and $902.2 million in total debt outstanding. Subject to leverage restrictions, the Company had approximately $271.8 million available for additional borrowings under its credit facilities as of September 30, 2008.

Due to increasing volatility in global markets, the availability of capital and access to capital markets has been limited.  Until constraints on raising new capital ease, we intend to pursue other avenues of liquidity such as adjusting the pace of our investments, becoming more selective in evaluating investment opportunities to ensure appropriate risk-adjusted returns, pursuing asset sales, and/or recycling lower yielding investments. As the global liquidity situation evolves, we will continue to monitor and adjust our funding approach accordingly.  However, given the unprecedented nature of the volatility in the global markets, there can be no assurances that these activities will be successful. Moreover, if current levels of market disruption and volatility continue or worsen, we could face materially higher financing costs.  Consequently, our operating strategy could be materially and adversely affected.

Equity Offerings

On April 28, 2008, we completed a transferable rights offering, issuing 24,228,030 shares at a subscription price of $11.0016 per share, less dealer manager fees of $0.22 per share. Net proceeds after deducting the dealer manager fees and estimated offering expenses were approximately $259.8 million. Ares Investments, an affiliate of the Investment Adviser, purchased 1,643,215 shares in the rights offering, bringing its total shares owned to 2,859,882 shares of common stock, representing approximately 2.9% of the total shares outstanding as of September 30, 2008.

The following table summarizes the total shares issued and proceeds we received net of underwriter, dealer manager and offering costs for the nine months ended September 30, 2008 and September 30, 2007 (in millions, except per share data):

	Shares issued	Offering price per share	Proceeds net of dealer manager and offering costs
April 2008 transferable rights offering	24.2	$11	$259.8
Total for the nine months ended September 30, 2008	24.2		$259.8

	Shares issued	Offering price per share	Proceeds net of underwriter and offering costs
August 2007 public offering	2.6	$16.30	$42.3
April 2007 public offering	15.5	$17.97	$267.2
February 2007 public offering	1.4	$19.95	$27.2
Underwriters’ over-allotment option related to December 2006 public offering	0.4	$18.50	$7.5
Total for the nine months ended September 30, 2007	19.9		$344.2

Part of the proceeds from our public offerings in 2007 were used to repay outstanding indebtedness. The remaining unused portions of the proceeds from our public offerings were used to fund investments in portfolio companies in accordance with our investment objective and strategies and market conditions.

As of September 30, 2008, total market capitalization for the Company was $1.0 billion compared to $1.1 billion as of December 31, 2007.

Debt Capital Activities

Our debt obligations consisted of the following as of September 30, 2008 and December 31, 2007 (in millions):

	September 30, 2008	December 31, 2007
Revolving Credit Facility	$485.2	$282.5
CP Funding Facility	103.0	85.0
Debt Securitization	314.0	314.0
	$902.2	$681.5

The weighted average interest rate and weighted average maturity of all our outstanding borrowings as of September 30, 2008 were 4.01% and 5.2 years, respectively. The weighted average interest rate and weighted average maturity of all our outstanding borrowings as of December 31, 2007 were 5.66% and 6.9 years, respectively.

The ratio of total debt outstanding to stockholders’ equity as of September 30, 2008 was 0.72:1.00 compared to 0.60:1.00 as of December 31, 2007.

As of September 30, 2008, there was $485.2 million outstanding under the $510.0 million Revolving Credit Facility (see Note 7 to the consolidated financial statements for more detail on the Revolving Credit Facility arrangement). The Revolving Credit Facility also includes an “accordion” feature that allows us to increase the size of the Revolving Credit Facility to a maximum of $765.0 million under certain circumstances.

As of September 30, 2008, there was $103.0 million outstanding under the $350.0 million CP Funding Facility (see Note 7 to the consolidated financial statements for more detail on the CP Funding Facility arrangement).

As part of the Debt Securitization, $314.0 million principal amount of asset-backed notes (including $50 million of revolving notes, all of which had been drawn as of September 30, 2008) were issued to third parties and secured by a pool of middle market loans that had been purchased or originated by the Company. As of September 30, 2008, we also owned approximately $86.0 million aggregate principal amount of certain BBB and non-rated securities that we retained in the Debt Securitization.  As of September 30, 2008, there was $314.0 million aggregate principal amount of CLO Notes outstanding.   The CLO Notes mature on December 20, 2019.

The CP Funding Facility expires on July 21, 2009 and the Revolving Credit Facility expires on December 28, 2010.  Our ability to execute on our business plan relies to a certain extent on our ability to refinance/renew these facilities.  However, there can be no assurance that we will be able to renew or refinance these facilities on acceptable terms or at all.

As of September 30, 2008, we had a long-term issuer rating of Baa3 from Moody’s Investor Service and a long-term counterparty credit rating from Standard & Poor’s Ratings Service of BBB.

Portfolio Valuation

Investment transactions are recorded on the trade date. Realized gains or losses are computed using the specific identification method. Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available (i.e., substantially all of our investments) are valued at fair value as determined in good faith by our board of directors, based on the input of our management and audit committee and independent valuation firms that have been engaged at the direction of the board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12 month period and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter, with approximately a quarter of our valuations of portfolio companies without readily available market quotations subject to review by an independent valuation firm.

As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (an estimate of the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation.

Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors, based on the input of our management and audit committee and independent valuation firms under a valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize.   Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize significantly less than the value at which we have previously recorded it.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. For example, during the quarter ended September 30, 2008, the state of the economy in the U.S. and abroad continued to deteriorate.  See the Risk Factor entitled “Price declines and illiquidity in the corporate debt markets have adversely affected, and may continue to adversely affect, the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.”

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

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2008 and December 31, 2007, the Company had the following commitments to fund various revolving senior secured and subordinated loans (in millions):

	September 30, 2008	December 31, 2007
Total revolving commitments	$457.2	$323.6
Total unfunded revolving commitments	$275.4	$244.4

Of the $275.4 million total unfunded revolving commitments as of September 30, 2008, funding for $35.1 million was substantially at the discretion of the Company and funding for $24.8 million was not available under the agreements governing such commitments due to borrowing base or other covenant restrictions, resulting in net adjusted unfunded revolving commitments of $215.5 million.

Of the total commitments as of September 30, 2008, $378.4 million extend beyond the maturity date for our Revolving Credit Facility. Included within the total commitments as of September 30, 2008 are commitments to issue up to $15.9 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies.

Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of September 30, 2008, the Company had $12.7 million in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability.  Of these letters of credit, $0.3 million expire on January 31, 2009, $4.7 million expire on February 28, 2009, $0.1 million expire on April 1, 2009, $7.1 million expire on September 30, 2009 and $0.5 million expire on August 31, 2010.  These letters of credit may be extended under substantially similar terms for additional one-year terms at the Company’s option until the Revolving Credit Facility, under which the letters of credit were issued, matures on December 28, 2010.

As of September 30, 2008 and December 31, 2007, the Company was subject to subscription agreements to fund equity investments in private equity investment partnerships, substantially all at the discretion of the Company, as follows (in millions):

	September 30, 2008	December 31, 2007
Total private equity commitments	$428.6	$111.8
Total unfunded private equity commitments	$424.0	$110.5

RECENT DEVELOPMENTS

As of November 5, 2008, we had made $10.8 million of investments since September 30, 2008. Of these investments, substantially all were senior secured debt.  Of these investments, 70% have stated interest at floating rates and 29% have stated interest at fixed rates with a weighted average stated rate of 18.0%. As of November 5, 2008, we exited $44.4 million of investments since September 30, 2008. Of investments, all were senior secured debt. Of these investments, 20% bore interest at floating rates and 80% bore interest at fixed rates with a weighted average stated rate of 13.0%.

In addition, as of November 5, 2008, we had an investment backlog and pipeline of $90.5 million and $56.0 million, respectively. We expect to syndicate a portion of the investments and commitments in our backlog and pipeline to third parties. The consummation of any of the investments in this backlog and pipeline depends upon, among other things: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. We cannot assure you that we will make any of these investments or that we will syndicate any portion of such investments and commitments.

In October 2008, we entered into a two-year interest rate swap agreement for a total notional amount of $75 million.  Under the interest rate swap agreement, we will pay a fixed interest rate of 2.985% and receive a floating rate based on the prevailing three-month LIBOR. We believe that this agreement will enable us to mitigate interest rate risk and remain match funded.

On November 3, 2008, we applied for an exemptive order from the Securities and Exchange Commission (the “SEC”) that would permit us to co-invest with funds managed by Ares Management LLC, including the Ares Capital Markets group. Any such order will be subject to certain terms and conditions. There is no assurance that the application for exemptive relief will be granted by the SEC. Accordingly, we cannot assure you that the Company will be permitted to co-invest with funds managed by Ares.

On November 5, 2008, we established a new middle market credit fund, Ivy Hill Middle Market Credit Fund II, Ltd. (“Ivy Hill II” or the “Fund”) — which will be managed by Ivy Hill Asset Management, L.P., our wholly owned subsidiary.   It is anticipated that the size of the Fund will be $250 million, and may grow over time with leverage.

We expect the Fund will be an active purchaser of first lien and second lien bank debt and mezzanine securities of middle market companies, originated by both us and other third-parties. Subject to certain approvals and restrictions, we may, in the near future, sell to the Fund up to $75 million of investments and in the future may from time to time sell additional loans and investments to the Fund.

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

As of September 30, 2008, approximately 55% of the investments at fair value in our portfolio were at fixed rates while approximately 33% were at variable rates and 12% were non-interest earning. The Debt Securitization, the CP Funding Facility and the Revolving Credit Facility all feature variable rates.

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

In October 2008, we entered into a two-year interest rate swap agreement for a total notional amount of $75 million.  Under the interest rate swap agreement, we will pay a fixed interest rate of 2.985% and receive a floating rate based on the prevailing three-month LIBOR. We believe that this agreement will enable us to mitigate interest rate risk and remain match funded.

Based on our September 30, 2008 balance sheet, the following table shows the impact on net investment income of base rate changes in interest rates assuming no changes in our investment and borrowing structure (in millions).

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$16.0	$27.1	$(11.1)
Up 200 basis points	$10.7	$18.0	$(7.3)
Up 100 basis points	$5.3	$9.0	$(3.7)
Down 100 basis points	$(5.3)	$(9.0)	$3.7
Down 200 basis points	$(10.7)	$(18.0)	$7.3
Down 300 basis points	$(16.0)	$(27.1)	$11.1

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  —  OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any material pending legal proceedings, and no such proceedings are known to be contemplated by governmental authorities.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed below, in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and those set forth under the caption “Risk Factors” in our registration statement on Form N-2 filed on April 9, 2008, which could materially affect our business, financial condition and/or operating results. The risks described below and in our Annual Report on Form 10-K and in our registration statement are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. In addition, please consider the following:

Capital markets are currently in a period of disruption and instability. These market conditions have materially and adversely affected debt and equity capital markets in the United States, which has had and could continue to result in a negative impact on our business and operations.

We believe that beginning in 2007 and into 2008, the U.S. capital markets entered into a period of disruption as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. Despite actions of the United States federal government, these events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole and financial services firms in particular.  These conditions could continue for a prolonged period of time or worsen in the future.  While these conditions persist, we and other companies in the financial services sector may have to access alternative markets for debt and equity capital in order to grow.  Equity capital may be difficult to raise because, subject to some limited exceptions, we are not generally able to issue and sell our common stock at a price below net asset value per share.  In addition, the debt capital that will be available, if at all, may be at a higher cost, and on less favorable terms and conditions in the future.  The continued inability to raise capital has a negative effect on our business, financial condition and results of operations.

Price declines and illiquidity in the corporate debt markets have adversely affected, and may continue to adversely affect, the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our board of directors.  As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (an estimate of the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation.  Decreases in the market values or fair values of our investments are recorded as unrealized depreciation.  The continuing unprecedented declines in prices and liquidity in the corporate debt markets have resulted in significant net unrealized depreciation in our portfolio.  The effect of all of these factors on our portfolio has reduced our NAV by increasing net unrealized depreciation in our portfolio.  Subsequent to September 30, 2008 through the date of this report, conditions in the public debt and equity markets have continued to deteriorate and pricing levels have continued to decline. As a result, depending on market conditions, we could incur substantial realized losses and may continue to suffer additional unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

In addition to regulatory restrictions that restrict our ability to raise capital, the Revolving Credit Facility and the CP Funding Facility contain various covenants which, if not complied with, could accelerate repayment under these facilities, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

The agreements governing the Revolving Credit Facility and CP Funding Facility require us to comply with certain financial and operational covenants.  These covenants include:

•                  restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets;

•                  restrictions on our ability to incur liens;  and

•                  maintenance of a minimum level of shareholders’ equity.

As of September 30, 2008, we were in compliance with these covenants.  However, our continued compliance with these covenants depends on many factors, some of which are beyond our control.  For example, during the quarter ended September 30, 2008, net unrealized depreciation in our portfolio increased and, given the further deterioration in public debt and equity markets and pricing levels subsequent to this period, net unrealized depreciation in our portfolio may continue to increase in the future.  Any such further increase could result in our inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of shareholders’ equity.

Accordingly, there are no assurances that we will continue to comply with the covenants in our credit facilities. Failure to comply with these covenants would result in a default under these facilities which, if we were unable to obtain a waiver from the lenders under these facilities, could accelerate repayment under these facilities and thereby have a material adverse impact on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any securities during the period covered in this report that were not registered under the Securities Act of 1933.

Issuer Purchases of Equity Securities

In September 2008, as a part of the Company’s dividend reinvestment plan for our common stockholders, we purchased 390,853 shares of our common stock for $4.3 million in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during the quarter ended September 30, 2008.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 through July 31, 2008	—		—	—	—
August 1, 2008 through August 31, 2008	—		—	—	—
September 1, 2008 through September 30, 2008	390,853	(1)	$10.95	—	—

(1)          Pursuant to our dividend reinvestment plan, we directed our plan administrator to purchase 390,853 shares in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend for the third quarter of 2008.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

EXHIBIT INDEX

Number	Description

3.1	Articles of Amendment and Restatement, as amended (1)

3.2	Amended and Restated Bylaws (2)

4.1	Form of Stock Certificate (3)

10.1

Amendment No. 11 to Sale and Servicing Agreement, dated as of September 8, 2008, by and among Ares Capital CP Funding LLC, Ares Capital Corporation, each of the conduit purchasers and institutional purchasers from time to time party thereto, each of the purchaser agents from time to time party thereto, Wachovia Capital Markets, LLC, as administrative agent and purchaser agent with respect to Variable Funding Capital Company LLC as conduit purchaser, U.S. Bank National Association, as trustee, and Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as the backup servicer(4)

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

(4)          Incorporated by reference to Exhibit Number 10.1 to the Registrant’s Form 8-K dated as of September 10, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES CAPITAL CORPORATION

Dated: November 6, 2008	By	/s/ Michael J. Arougheti
Michael J. Arougheti
President

	By	/s/ Richard S. Davis
Richard S. Davis
Chief Financial Officer