Form 10-K
period 2008-12-31
ARES CAPITAL CORP
filed 2009-03-02
CIK 1287750

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2008, based on the closing price on that date of $10.08 on The NASDAQ Global Select Market, was $948,827,095.78. As of February 27, 2009, there were 97,152,820 shares of the registrant's common stock outstanding.

        Portions of the registrant's Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

 PART I

Item 1.    Business

GENERAL

        Ares Capital Corporation, a Maryland corporation (together with its subsidiaries, where applicable, "Ares Capital" or the "Company," which may also be referred to as "we," "us," or "our") is a specialty finance company that is a closed-end, non-diversified management investment company. We have elected to be regulated as a business development company or a "BDC" under the Investment Company Act of 1940, or the "Investment Company Act." We were founded on April 16, 2004, were initially funded on June 23, 2004 and completed our initial public offering on October 8, 2004. Ares Capital's investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in U.S. middle market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. However, we may from time to time invest in larger companies. In this Annual Report, we generally use the term "middle market" to refer to companies with annual EBITDA between $5 million and $100 million. EBITDA represents net income before net interest expense, income tax expense, depreciation and amortization.

        We invest primarily in first and second lien senior loans and mezzanine debt, which in some cases includes an equity component like warrants. First and second lien senior loans generally are senior debt instruments that rank ahead of subordinated debt of a given portfolio company. These loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of or be junior to other security interests. Mezzanine debt is subordinated to senior loans and is generally unsecured. Our investments have ranged between $10 million and $100 million each, although the investment sizes may be more or less than the targeted range and are expected to grow with our capital availability. We also, to a lesser extent, make equity investments. Our equity investments have generally been less than $20 million each but may grow with our capital availability and are usually made in conjunction with loans we make to these companies.

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

        The first and second lien senior loans generally have stated terms of three to 10 years and the mezzanine debt investments generally have stated terms of up to 10 years, but the expected average life of such first and second lien loans and mezzanine debt is generally between three and seven years. However, we may invest in securities with any maturity or duration. The debt that we invest in typically is not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than "Baa3" by Moody's Investors Service or lower than "BBB-" by Standard & Poor's Corporation). We may invest without limit in debt of any rating, as well as debt that has not been rated by any nationally recognized statistical rating organization.

        We believe that our investment adviser, Ares Capital Management LLC ("Ares Capital Management," the "Investment Adviser" or "investment adviser"), is able to leverage the current investment platform, resources and existing relationships of Ares Partners Management Company LLC and its affiliate companies (collectively, "Ares") with financial sponsors, financial institutions, hedge funds and other investment firms to provide us with attractive investments. In addition to deal flow, the Ares investment platform assists our investment adviser in analyzing, structuring and monitoring investments. Ares has been in existence for more than 11 years and our senior principals have an average of over 20 years experience investing in senior loans, high yield bonds, mezzanine debt and private equity. The Company has access to the Ares staff of approximately 100 investment professionals and to the approximately 150 administrative professionals employed by Ares who provide assistance in accounting, legal, compliance, technology and investor relations.

        While our primary focus is to generate current income and capital appreciation through investments in first and second lien senior loans and mezzanine debt and, to a lesser extent, equity securities of eligible portfolio companies, we also may invest up to 30% of our portfolio in opportunistic investments of non-eligible portfolio companies. Specifically, as part of this 30% basket, we may invest in debt of middle market companies located outside of the United States, in investment funds that are operating pursuant to certain exceptions to the Investment Company Act, in advisers to similar investment funds and in debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the Investment Company Act. We expect that these public companies generally will have debt that may be non-investment grade. From time to time we may also invest in high yield bonds, which, depending on the issuer, may or may not be included in the 30% basket.

        In addition to making investments in the Ares Capital portfolio, our wholly owned subsidiary, Ivy Hill Asset Management L.P. ("Ivy Hill Management"), manages two senior debt funds, Ivy Hill Middle Market Credit Fund, Ltd. ("Ivy Hill I") and Ivy Hill Middle Market Credit Fund II, Ltd. ("Ivy Hill II," and together with Ivy Hill I, the "Ivy Hill Funds").

About Ares

        Founded in 1997, Ares is an independent international investment management firm with approximately $29.0 billion of total committed capital and over 250 employees as of the date of this Annual Report.

        Ares specializes in originating and managing assets in both the leveraged finance and private equity markets. Ares' leveraged finance activities include the acquisition and management of senior loans, high yield bonds, mezzanine debt and special situation investments. Ares' private equity activities focus on providing flexible, junior capital to middle market companies. Ares has the ability to invest across a capital structure, from senior floating rate debt to common equity. This flexibility, combined with Ares' "buy and hold" philosophy, enables Ares to structure an investment to meet the specific needs of a company rather than the less flexible demands of the public markets.

        Ares is comprised of the following groups:

  •
  Private Debt Group.  The Ares Private Debt Group manages the assets of Ares Capital and Ares' private debt middle-market financing activities in Europe, Ares Capital Europe ("ACE"). The Private Debt Group focuses primarily on non-syndicated first and second lien senior loans and mezzanine debt, which in some cases may include an equity component. The Private Debt Group also makes equity investments in private middle market companies, usually in conjunction with loans.

  •
  Capital Markets Group.  The Ares Capital Markets Group currently manages a variety of funds and investment vehicles that have approximately $17.0 billion of committed capital, focusing primarily on syndicated senior secured loans, high yield bonds, distressed debt, other liquid fixed income investments and other publicly traded debt securities.

  •
  Private Equity Group.  The Ares Private Equity Group manages Ares Corporate Opportunities Fund, L.P., Ares Corporate Opportunities Fund II, L.P. and Ares Corporate Opportunities Fund III, L.P. (collectively referred to as "ACOF"), which together have approximately $6.8 billion of total committed capital. ACOF generally makes private equity investments in companies in amounts substantially larger than the private equity investments anticipated to be made by the Company. The Private Equity Group generally focuses on control-oriented equity investments in under- capitalized companies or companies with capital structure issues.

        Ares' senior principals have been working together as a group for many years and have an average of over 20 years of experience in leveraged finance, private equity, distressed debt, investment banking and capital markets. They are backed by a large team of highly-disciplined professionals. Ares' rigorous investment approach is based upon an intensive, independent financial analysis, with a focus on preservation of capital, diversification and active portfolio management. These fundamentals underlie Ares' investment strategy and have resulted in large pension funds, banks, insurance companies, endowments and high net worth individuals investing in Ares' funds.

Ares Capital Management

        Ares Capital Management, our investment adviser, is served by a dedicated origination and transaction development team of 31 investment professionals led by our President, Michael Arougheti, and the partners of Ares Capital Management, Eric Beckman, Kipp deVeer, Mitchell Goldstein and Michael Smith. Ares Capital Management leverages off of Ares' entire investment platform and benefits from the significant capital markets, trading and research expertise of all of Ares' investment professionals. Ares funds currently hold over 600 investments in over 30 different industries and have made investments in over 1,600 companies since inception. Ares Capital Management's investment committee has nine members, including Mr. Arougheti, the Ares Capital Management partners, and four founding members of Ares.

MARKET OPPORTUNITY

        We believe there are opportunities for us to invest in middle market companies for the following reasons:

  •
  We believe that as of the date of this Annual Report, the severe dislocation in the credit markets has resulted in reduced competition, a widening of interest spreads, increasing fees and generally more conservative capital structures and deal terms.

  •
  We believe that many senior lenders have, in recent years, de-emphasized their service and product offerings to middle market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, commercial and investment banks are severely limited in their ability to underwrite new financings as they seek to replenish their capital bases and reduce leverage, resulting in opportunities for alternative funding sources.

  •
  We believe there is increased demand among private middle market companies for primary capital. Many middle market firms have faced increased difficulty raising debt in the capital markets, as commercial and investment banks are capital-constrained and are largely unable to underwrite and syndicate bank loans and high yield securities, particularly for middle market issuers.

  •
  We believe there is a large pool of uninvested private equity capital for middle market companies. We expect private equity firms will seek to leverage their investments by combining capital with senior secured loans and mezzanine debt from other sources.

  •
  We believe that as of the date of this Annual Report, the current economic downturn has resulted in defaults and covenant breaches by middle market companies, which will require new junior capital to shore up liquidity or provide new capital through restructuring.

COMPETITIVE ADVANTAGES

        We believe that we have the following competitive advantages over other capital providers in middle market companies:

Existing investment platform

        Ares currently manages approximately $29.0 billion of committed capital in the related asset classes of syndicated loans, high yield bonds, mezzanine debt and private equity. We believe Ares' current investment platform provides a competitive advantage in terms of access to origination and marketing activities and diligence for Ares Capital. The Ares platform provides the Company an advantage through its deal flow generation and investment evaluation process. Ares' professionals maintain extensive financial sponsor and intermediary relationships, which provide valuable insight and access to transactions and information.

Seasoned management team

        John Kissick, Antony Ressler, Bennett Rosenthal, and David Sachs are all founding members of Ares who serve on Ares Capital Management's investment committee. These professionals have an average of over 20 years experience in leveraged finance, including substantial experience in investing in leveraged loans, high yield bonds, mezzanine debt, distressed debt and private equity securities. Ares Capital Management's investment professionals and members of its investment committee also have significant experience investing across market cycles. In addition, our president, Michael Arougheti, leads a dedicated origination and transaction development team of 31 investment professionals, including Mr. Arougheti and the partners of Ares Capital Management, Eric Beckman, Kipp deVeer, Mitch Goldstein and Michael Smith. As a result of Ares' extensive investment experience and the history of its seasoned management team, Ares has developed a strong reputation across U.S. and European capital markets. We believe that Ares' long history in the leveraged loan market and the extensive experience of the principals investing across market cycles provides Ares Capital Management with a competitive advantage in identifying, investing in, and managing a portfolio of investments in middle market companies.

Experience and focus on middle market companies

        Ares has historically focused on investments in middle market companies and we benefit from this experience. In sourcing and analyzing deals, our investment adviser uses Ares' extensive network of relationships with intermediaries focused on middle market companies, including management teams, members of the investment banking community, private equity groups and other investment firms with whom Ares has had long-term relationships. We believe this network enables us to attract well-positioned prospective portfolio company investments. Our investment adviser works closely with the Ares investment professionals who oversee a portfolio of investments in over 600 companies and provide access to an extensive network of relationships and special insights into industry trends and the state of the capital markets.

Disciplined investment philosophy

        In making its investment decisions, our investment adviser has adopted Ares' long-standing, consistent credit-based investment approach that was developed over 18 years ago by its founders. Specifically, Ares Capital Management's investment philosophy, portfolio construction and portfolio management involve an assessment of the overall macroeconomic environment, financial markets and company-specific research and analysis. Our investment approach emphasizes capital preservation, low volatility and minimization of downside risk. In addition to engaging in extensive due diligence from the perspective of a long-term investor, Ares Capital Management's approach seeks to reduce risk in investments by focusing on:

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

Extensive industry focus

        We concentrate our investing activities in industries with a history of predictable and dependable cash flows and in which the Ares investment professionals have had extensive investment experience. Since its inception in 1997, Ares investment professionals have invested in over 1,600 companies in over 30 different industries. Ares investment professionals have developed long-term relationships with management teams and management consultants in these industries, and have accumulated substantial information concerning these industries and potential trends within these industries. The experience of Ares' investment professionals investing across these industries throughout various stages of the economic cycle provides our investment adviser with access to market insights and investment opportunities.

Flexible transaction structuring

        We are flexible in structuring investments, including the types of securities in which we invest and the terms associated with such investments. The principals of Ares have extensive experience in a wide variety of securities for leveraged companies with a diverse set of terms and conditions. We believe this approach and experience enables our investment adviser to identify attractive investment opportunities throughout the economic cycle and across a company's capital structure so we can make investments consistent with our stated investment objective and preserve principal while seeking appropriate risk adjusted returns. In addition, we have the ability to provide "one stop" financing with the ability to invest capital across the balance sheet and hold larger investments than many of our competitors. The ability to underwrite, syndicate and hold larger investments (i) increases flexibility, (ii) may increase net fee income and earnings through syndication, (iii) broadens market relationships and deal flow and (iv) allows us to optimize our portfolio composition. We believe that the ability to provide capital at every level provides a strong value proposition to middle market borrowers and our senior debt capabilities provide superior deal origination and relative value analysis capabilities compared to traditional "mezzanine only" lenders.

Broad origination strategy

        Our investment adviser focuses on self-originating most of our investments by identifying a broad array of investment opportunities across multiple channels. We believe that this allows for asset selectivity and that there is a significant relationship between proprietary deal origination and credit performance. Our focus on generating proprietary deal flow and lead investing also gives us greater control over capital structure, deal terms, pricing and documentation and results in active portfolio management of investments. Moreover, by leading the investment process, our investment adviser is able to secure controlling positions in credit tranches providing additional control in investment outcomes. Our investment adviser also has originated substantial proprietary deal flow from middle market intermediaries, which often allows us to act as the sole or principal source of institutional junior capital to the borrower.

OPERATING AND REGULATORY STRUCTURE

        Our investment activities are managed by Ares Capital Management and supervised by our board of directors, a majority of whom are independent of Ares and its affiliates. Ares Capital Management is an investment adviser that is registered under the Investment Advisers Act of 1940, or the "Advisers Act." Under our amended and restated investment advisory and management agreement, referred to herein as our "investment advisory and management agreement," we have agreed to pay Ares Capital Management an annual base management fee based on our total assets, as defined under the Investment Company Act (other than cash and cash equivalents, but including assets purchased with borrowed funds), and an incentive fee based on our performance.

        As a BDC, we are required to comply with certain regulatory requirements. For example, we are not generally permitted to invest in any portfolio company in which Ares or any of its affiliates currently has an investment (although we may co-invest on a concurrent basis with funds managed by Ares, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures). Some of these co-investments would only be permitted pursuant to an exemptive order from the Securities and Exchange Commission (the "SEC"). We have applied for an exemptive order from the SEC that would permit us to co-invest with funds managed by Ares. Any such order will be subject to certain terms and conditions. There is no assurance that the application for exemptive relief will be granted by the SEC. Accordingly, we cannot assure you that the Company will be permitted to co-invest with funds managed by Ares. See "Risk Factors—Risks Relating to Our Business—The Company may not replicate Ares' historical success and our ability to enter into transactions with Ares and our other affiliates is restricted."

        Also, while we may borrow funds to make investments, our ability to use debt is limited in certain significant respects. As a BDC and a regulated investment company ("RIC") for tax purposes, the Company is dependent on its ability to raise capital through the issuance of its common stock. RICs generally must distribute substantially all of their earnings to stockholders as dividends in order to achieve pass-through tax treatment, which prevents the Company from using those earnings to support operations, which may include new investments (including investments into existing portfolio companies). Further, BDCs must meet a debt to equity ratio of less than 1:1 in order to incur debt or issue senior securities, which requires the Company to finance its investments with at least as much equity as debt and senior securities in the aggregate. Our credit facilities also require that we maintain a debt to equity ratio of less than 1:1.

INVESTMENTS

Ares Capital Corporation portfolio

        We have built an investment portfolio of primarily first and second lien loans, mezzanine debt and to a lesser extent equity investments in private middle market companies. Our portfolio is well diversified by industry sector and its concentration to any single issuer is limited. Our debt investments generally range between $10 million to $100 million on average, although the investment size may be more or less than this range and depending on capital availability. Our equity investments have generally been less than $20 million each but may grow with our capital availability and are usually made in conjunction with loans we make to these companies. In addition, the proportion of these investments will change over time given our views on, among other things, the economic and credit environment we are operating in. In connection with our investing activities, we may make commitments with respect to indebtedness or securities of a potential portfolio company substantially in excess of our final investment. In such situations, while we may initially agree to fund up to a certain dollar amount of an investment, we may syndicate a portion of such amount to third parties prior to closing such investment, such that we make a smaller investment than what was reflected in our original commitment. In addition to originating investments, we may also acquire investments in the secondary market.

        Structurally, mezzanine debt usually ranks subordinate in priority of payment to senior loans and is often unsecured. However, mezzanine debt ranks senior to common and preferred equity in a borrowers' capital structure. Typically, mezzanine debt has elements of both debt and equity instruments, offering the fixed returns in the form of interest payments associated with senior loans, while providing lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest. This equity interest typically takes the form of warrants. Due to its higher risk profile and often less restrictive covenants as compared to senior loans, mezzanine debt generally earns a higher return than senior secured debt. The warrants associated with mezzanine debt are typically detachable, which allows lenders to receive repayment of their principal on an agreed amortization schedule while retaining their equity interest in the borrower. Equity issued in connection with mezzanine debt also may include a "put" feature, which permits the holder to sell its equity interest back to the borrower at a price determined through an agreed formula.

        In making an equity investment, in addition to considering the factors discussed below under "Investment Selection," we also consider the anticipated timing of a liquidity event, such as a public offering, sale of the company or redemption of our equity securities.

        Our principal focus is investing in first and second lien senior loans and mezzanine debt and, to a lesser extent, equity capital, of middle market companies in a variety of industries. We generally target companies that generate positive cash flows. Ares has a staff of approximately 100 investment professionals who specialize in specific industries. We generally seek to invest in companies from the industries in which Ares' investment professionals have direct expertise. The following is a representative list of the industries in which Ares has invested:

  •
  Aerospace and Defense

  •
  Airlines

  •
  Broadcasting/Cable

  •
  Cargo Transport

  •
  Chemicals

  •
  Consumer Products

  •
  Containers/Packaging

  •
  Education

  •
  Energy

  •
  Environmental Services

  •
  Farming and Agriculture

  •
  Financial

  •
  Food and Beverage

  •
  Gaming

  •
  Health Care

  •
  Homebuilding

  •
  Lodging and Leisure

  •
  Manufacturing

  •
  Metals/Mining

  •
  Paper and Forest Products

  •
  Printing/Publishing/Media

  •
  Retail

  •
  Restaurants

  •
  Supermarket and Drug

  •
  Technology

  •
  Utilities

  •
  Wireless and Wireline Telecom

        However, we may invest in other industries if we are presented with attractive opportunities.

        The industrial and geographic compositions of our portfolio at fair value as of December 31, 2008 and 2007 were as follows:

	As of December 31,
	2008	2007
Industry
Health Care	20.2%	17.1%
Beverage/Food/Tobacco	12.3	6.2
Education	11.1	6.9
Other Services	7.4	5.8
Financial	7.0	9.9
Business Services	6.7	8.5
Retail	5.7	6.5
Environmental Services	4.1	4.9
Printing/Publishing/Media	3.8	7.3
Manufacturing	3.8	4.7
Restaurants	3.6	4.2
Aerospace and Defense	3.0	2.5
Consumer Products	3.0	5.6
Telecommunications	2.0	0.5
Cargo Transport	1.4	0.8
Containers/Packaging	1.4	2.7
Computers/Electronics	1.2	2.0
Health Clubs	1.2	1.9
Grocery	1.0	1.5
Homebuilding	0.1	0.5

Total	100.0%	100.0%

	As of December 31,
	2008	2007
Geographic Region
Southeast	22.2%	18.3%
Mid-Atlantic	21.0	22.9
Midwest	20.6	22.6
West	18.3	19.0
International	14.1	12.7
Northeast	3.8	4.5

Total	100.0%	100.0%

        In addition to such investments, we may invest up to 30% of the portfolio in opportunistic investments of non-eligible portfolio companies. Specifically, as part of this 30% basket, we may invest in debt of middle market companies located outside of the United States, in investment funds that are operating pursuant to certain exceptions to the Investment Company Act, in advisers to similar investment funds and in debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the Investment Company Act. We expect that these public companies generally will have debt that is non-investment grade. From time to time we may also invest in high yield bonds, which, depending on the issuer, may or may not be included in the 30% basket.

Managed funds portfolio

        Our wholly owned subsidiary, Ivy Hill Management, manages a middle market credit fund, Ivy Hill I, in exchange for a 0.50% management fee on the average total assets of Ivy Hill I. Ivy Hill I primarily invests in first and second lien bank debt of middle market companies. Ivy Hill I was initially funded in November 2007 with $404.0 million of capital including a $56.0 million investment by the Company consisting of $40.0 million of Class B notes and $16.0 million of subordinated notes. Ivy Hill I purchased $68.0 million and $133.0 million of investments from the Company for the years ended December 31, 2008 and 2007, respectively.

        On November 5, 2008, we established a second middle market credit fund, Ivy Hill II, which is also managed by Ivy Hill Management in exchange for a 0.50% management fee on the average total assets of Ivy Hill II. Ivy Hill II primarily invests in second lien and subordinated bank debt of middle market companies. Ivy Hill II was initially funded with $250.0 million of subordinated notes, and may grow over time with leverage. Ivy Hill II purchased $7.5 million of investments from the Company during the year ended December 31, 2008.

        The Ivy Hill Funds may from time to time, buy additional loans from the Company.

        Ivy Hill Management is party to separate services agreement, referred to herein as the "services agreement," with Ares Capital Management. Pursuant to the services agreement, Ares Capital Management provides Ivy Hill Management with office facilities, equipment, clerical, bookkeeping and record keeping services, services of investment professionals and others to perform investment advisory, research and related services, services of, and oversight of, custodians, depositories, accountants, attorneys, underwriters and such other persons in any other capacity deemed to be necessary. Ivy Hill Management will reimburse Ares Capital Management for all of the costs associated with such services, including Ares Capital Management's allocable portion of overhead and the cost of its officers and respective staff in performing its obligations under the services agreement. The services agreement may be terminated by either party without penalty upon 60-days' written notice to the other party.

INVESTMENT SELECTION

        Ares' investment philosophy was developed over the past 18 years and has remained consistent and relevant throughout a number of economic cycles. In managing the Company, Ares Capital Management employs the same investment philosophy and portfolio management methodologies used by the investment professionals of Ares in Ares' private investment funds.

        Ares Capital Management's investment philosophy and portfolio management involve:

  •
  an assessment of the overall macroeconomic environment and financial markets;

  •
  company-specific research and analysis; and

  •
  with respect to each individual company, an emphasis on capital preservation, low volatility and minimization of downside risk.

        The foundation of Ares' investment philosophy is intensive credit investment analysis, a portfolio management discipline based on both market technicals and fundamental value-oriented research, and diversification strategy. Ares Capital Management follows a rigorous process based on:

  •
  a comprehensive analysis of issuer creditworthiness, including a quantitative and qualitative assessment of the issuer's business;

  •
  an evaluation of management and their economic incentives;

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

Intensive due diligence

        The process through which Ares Capital Management makes an investment decision involves extensive research into the target company, its industry, its growth prospects and its ability to withstand adverse conditions. If the senior investment professional responsible for the transaction determines that an investment opportunity should be pursued, Ares Capital Management will engage in an intensive due diligence process. Approximately 30-40% of the investments initially reviewed proceed to this phase. Though each transaction will involve a somewhat different approach, the regular due diligence steps generally to be undertaken include:

  •
  meeting with the target company's management to get an insider's view of the business, and to probe for potential weaknesses in business prospects;

  •
  checking management's backgrounds and references;

  •
  performing a detailed review of historical financial performance and the quality of earnings;

  •
  visiting headquarters and company operations and meeting with top and middle level executives;

  •
  contacting customers and vendors to assess both business prospects and standard practices;

  •
  conducting a competitive analysis, and comparing the issuer to its main competitors on an operating, financial, market share and valuation basis;

  •
  researching the industry for historic growth trends and future prospects as well as to identify future exit alternatives (including Wall Street research, industry association literature and general news);

  •
  assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth; and

  •
  investigating legal risks and financial and accounting systems.

Selective investment process

        Ares Capital Management employs Ares' long-standing, consistent investment approach, which is focused on selectively narrowing investment opportunities through a process designed to identify the most attractive opportunities.

        After an investment has been identified and diligence has been completed, a credit research and analysis report is prepared. This report will be reviewed by the senior investment professional in charge of the potential investment. If such senior and other investment professionals are in favor of the potential investment, then it is first presented to an underwriting committee, which is comprised of Mr. Arougheti and the partners of Ares Capital Management. If the underwriting committee approves of the potential investment it is then presented to the investment committee. However, the portfolio managers of Ares Capital Management are responsible for the day-to-day management of the Company's portfolio.

        After the investment is approved by the underwriting committee, a more extensive due diligence process is employed by the transaction team. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third party consultants and research firms prior to the closing of the investment, as appropriate on a case by case basis. Approximately 7-10% of all investments initially reviewed by the underwriting committee will be presented to the investment committee. Approval of an investment for funding requires the consensus of the investment committee, including a majority of the members of Ares serving on the investment committee.

Issuance of Formal Commitment

        Once we have determined that a prospective portfolio company is suitable for investment, we work with the management of that company and its other capital providers, including senior, junior, and equity capital providers, to finalize the structure of the investment. We negotiate among these parties to agree on how our investment is expected to perform relative to the other capital in the portfolio company's capital structure. Approximately 5% of the investments initially reviewed eventually result in the issuance of formal commitments.

Debt investments

        We invest in portfolio companies primarily in the form of first and second lien senior loans and mezzanine debt. The first and second lien senior loans generally have terms of three to 10 years. We generally obtain security interests in the assets of our portfolio companies that will serve as collateral in support of the repayment of the first and second lien senior loans. This collateral may take the form of first or second priority liens on the assets of a portfolio company.

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

        In some cases, our debt investments may provide for a portion of the interest payable to be payment-in-kind interest. To the extent interest is payment-in-kind, it will be payable through the increase of the principal amount of the loan by the amount of interest due on the then-outstanding aggregate principal amount of such loan. In the case of our first and second lien senior loans and mezzanine debt, we tailor the terms of the investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that aims to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. For example, in addition to seeking a senior position in the capital structure of our portfolio companies, we will seek, where appropriate, to limit the downside potential of our investments by:

  •
  targeting a total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk;

  •
  incorporating "put" rights, call protection and LIBOR floors into the investment structure; and

  •
  negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights.

        We generally require financial covenants and terms that require an issuer to reduce leverage, thereby enhancing credit quality. These methods include: (i) maintenance leverage covenants requiring a decreasing ratio of indebtedness to cash flow; (ii) maintenance cash flow covenants requiring an increasing ratio of cash flow to the sum of interest expense and capital expenditures; and (iii) indebtedness incurrence prohibitions, limiting a company's ability to take on additional indebtedness. In addition, by including limitations on asset sales and capital expenditures we may be able to prevent a company from changing the nature of its business or capitalization without our consent.

        Our debt investments may include equity features, such as warrants or options to buy a minority interest in the portfolio company. Warrants we receive with our debt investments may require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as puts, or rights to sell such securities back to the portfolio company, upon the occurrence of specified events. In many cases, we also obtain registration rights in connection with these equity interests, which may include demand and "piggyback" registration rights.

Equity investments

        Our equity investments may consist of preferred equity that is expected to pay dividends on a current basis or preferred equity that does not pay current dividends. Preferred equity generally has a preference over common equity as to dividends and distributions upon liquidation. In some cases, we may acquire common equity. In general, our equity investments are not control-oriented investments and in many cases we acquire equity securities as part of a group of private equity investors in which we are not the lead investor. Our equity investments have generally been less than $20 million each but may grow with our capital availability and are usually made in conjunction with loans we make to these companies. In many cases, we will also obtain registration rights in connection with these equity interests, which may include demand and "piggyback" registration rights.

ON-GOING RELATIONSHIPS WITH AND MONITORING OF PORTFOLIO COMPANIES

        Ares Capital Management closely monitors each investment we make, maintains a regular dialogue with both the management team and other stakeholders and seeks specifically tailored financial reporting. In addition, senior investment professionals of Ares may take board seats or obtain board observation rights for our portfolio companies. As of December 31, 2008, of our 91 funded portfolio companies, we were entitled to board seats or board observation rights on 42% of the operating companies in our portfolio or 59% of our total portfolio at fair value.

        We seek to exert significant influence post-investment, in addition to covenants and other contractual rights and through board participation, when appropriate, by actively working with management on strategic initiatives. We often introduce managers of companies in which we have invested to other portfolio companies to capitalize on complementary business activities and best practices.

        In addition to various risk management and monitoring tools, our investment adviser grades the credit status of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended to reflect the performance of the portfolio company's business, the collateral coverage of the investment and other relevant factors. Under this system, investments with a grade of 4 involve the least amount of risk in our portfolio. This portfolio company is performing above expectations and the trends and risk factors are generally favorable, including a potential exit. Investments graded 3 involve a level of risk that is similar to the risk at the time of origination. This portfolio company is performing as expected and the risk factors are neutral to favorable. All new investments are initially assessed a grade of 3. Investments graded 2 involve a portfolio company performing below expectations and indicates that the investment risk has increased materially since origination. This portfolio company may be out of compliance with debt covenants, however, payments are generally not more than 120 days past due. For investments graded 2, our investment adviser increases procedures to monitor the portfolio company and will write down the fair value of the investment if it is deemed to be impaired. An investment grade of 1 indicates that the portfolio company is performing materially below expectations and that the investment risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Investments graded 1 are not anticipated to be repaid in full and our investment adviser will reduce the fair market value of the investment to the amount our investment adviser anticipates will be recovered. Our investment adviser employs half-point increments to reflect underlying trends in portfolio company operating or financial performance, as well as the general outlook. As of December 31, 2008, the weighted average investment grade of the investments in our portfolio was 2.9 and six loans were past due or on non-accrual status.

COMPETITION

        Our primary competition to provide financing to middle market companies include public and private funds, commercial and investment banks, commercial financing companies and private equity funds. Many of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. For example, some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC. We use the industry information of Ares' investment professionals to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of the members of Ares Capital Management's investment committees and of the senior principals of Ares, enable us to learn about, and compete effectively for, financing opportunities with attractive middle market companies in the industries in which we seek to invest. The Ares'

professionals' deep and long-standing direct sponsor relationships and the resulting proprietary transaction opportunities that these relationships often present provide valuable insight and access to transactions and information.

MARKET CONDITIONS

        We do not currently have a material pipeline or backlog in place. Due to increasing volatility in global markets, the availability of capital and access to capital markets has been limited. Until constraints on raising new capital ease, we intend to pursue other avenues of liquidity such as adjusting the pace of our investments, becoming more selective in evaluating investment opportunities, pursuing asset sales, and/or recycling lower yielding investments. We also intend to pursue additional funds to manage at Ivy Hill Management. As the global liquidity situation and market conditions evolve, we will continue to monitor and adjust our approach to funding accordingly. However, given the unprecedented nature of the volatility in the global markets, there can be no assurances that these activities will be successful. Moreover, if current levels of market disruption and volatility continue or worsen, we could face materially higher financing costs. Consequently, our operating strategy could be materially and adversely affected.

        Consistent with the depressed market conditions of the general economy, the stocks of BDCs as an industry have been trading at near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. As a result of the deterioration of the market, several of our peers are no longer active in the market and are winding down their investments, have decreased their distributions to stockholders or have announced share repurchase programs. We cannot assure you that the market pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

        See "Risk Factors—Risks Related to Our Business."

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

INVESTMENT ADVISORY AND MANAGEMENT AGREEMENT

Management services

        Ares Capital Management serves as our investment adviser and is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our board of directors, the investment adviser manages the day-to-day operations of, and provides investment advisory and management services to, Ares Capital. Under the terms of the investment advisory and management agreement, Ares Capital Management:

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

        The sole member of Ares Capital Management is Ares Management LLC ("Ares Management"), an independent international investment management firm. Ares funds, including funds managed by Ares Management, have approximately $29 billion of total committed capital.

Management fee

        Pursuant to the investment advisory and management agreement with Ares Capital Management and subject to the overall supervision of our board of directors, Ares Capital Management provides investment advisory services to the Company. For providing these services, Ares Capital Management receives a fee from us, consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.5% based on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears.

        The incentive fee has two parts. One part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the administration agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with payment-in-kind interest, preferred stock with payment-in-kind dividends and zero coupon securities, accrued income that we have not yet received in cash. The investment adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued interest that we never actually receive.

        Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate (as defined below) for a quarter, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses.

        Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed "hurdle rate" of 2.00% per quarter. If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for our investment adviser to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. Our pre-incentive fee net investment income used to calculate this part of the incentive fee is also included in the amount of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds) used to calculate the 1.5% base management fee.

        We pay the investment adviser an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

  •
  no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle rate;

  •
  100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.50% in any calendar quarter. We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 2.50%) as the "catch-up" provision. The catch-up is meant to provide our investment adviser with 20% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 2.50% in any calendar quarter; and

  •
  20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.50% in any calendar quarter.

        These calculations are adjusted for any share issuances or repurchases during the quarter.

        The second part of the incentive fee (the "Capital Gains Fee"), is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and management agreement, as of the termination date) and is calculated at the end of each applicable year by subtracting (a) the sum of the our cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (b) our cumulative aggregate realized capital gains, in each case calculated from October 8, 2004. If such amount is positive at the end of such year, then the Capital Gains Fee for such year is equal to 20.0% of such amount, less the aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee for such year.

        The cumulative aggregate realized capital gains are calculated as the sum of the differences, if positive, between (a) the net sales price of each investment in our portfolio when sold and (b) the accreted or amortized cost basis of such investment.

        The cumulative aggregate realized capital losses are calculated as the sum of the amounts by which (a) the net sales price of each investment in the Company's portfolio when sold is less than (b) the accreted or amortized cost basis of such investment.

        The aggregate unrealized capital depreciation is calculated as the sum of the differences, if negative, between (a) the valuation of each investment in the Company's portfolio as of the applicable Capital Gains Fee calculation date and (b) the accreted or amortized cost basis of such investment.

        We defer cash payment of any incentive fee otherwise earned by the investment adviser if during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made the sum of (a) the aggregate distributions to the stockholders of the Company and (b) the change in net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) is less than 8.0% of our net assets at the beginning of such period. These calculations were appropriately pro rated during the first three calendar quarters following October 8, 2004 and are adjusted for any share issuances or repurchases. As of December 31, 2008, $25.3 million in incentive management fees had been deferred pursuant to the investment advisory and management agreement.

Payment of our expenses

        All investment professionals of the investment adviser and its staff when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by Ares Capital

Management, (not including services provided to any of our portfolio companies pursuant to separate contractual agreements, like Ivy Hill Management). We bear all other costs and expenses of our operations and transactions, including those relating to: rent; organization; calculation of our net asset value (including the cost and expenses of any independent valuation firm); expenses incurred by Ares Capital Management payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies; interest payable on indebtedness, if any, incurred to finance our investments; offerings of our common stock and other securities; investment advisory and management fees; administration fees; fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments; transfer agent and custodial fees; registration fees; listing fees; taxes; independent directors' fees and expenses; costs of preparing and filing reports or other documents of the SEC; the costs of any reports, proxy statements or other notices to stockholders, including printing costs; to the extent we are covered by any joint insurance policies, our allocable portion of the insurance premiums for such policies; direct costs and expenses of administration, including auditor and legal costs; and all other expenses incurred by us or Ares Administration in connection with administering our business, such as our allocable portion of overhead under the administration agreement, including our allocable portion of the salary and cost of our officers (including our chief compliance officer, chief financial officer, secretary and treasurer) and their respective staffs (including travel).

Duration and termination

        At a meeting of our board of directors on February 24, 2006, the current investment advisory and management agreement was approved by our board of directors with the recommendation that stockholders of the Company vote to approve the agreement. A discussion regarding the basis for our board of directors' approval is available in our proxy statement for our 2006 annual stockholders meeting. Our stockholders approved the investment advisory and management agreement on May 30, 2006, which was entered into on June 1, 2006. Unless terminated earlier, the investment advisory and management agreement will automatically renew for successive annual periods if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons.

        At a meeting of the board of directors of the Company held on May 29, 2008, the board of directors, including all of the directors who are not "interested persons" of the Company as defined in the Investment Company Act, voted to approve the continuation of the investment advisory and management agreement through June 1, 2009. The independent directors had the opportunity to consult in executive session with counsel to the Company regarding the approval of such agreement. In reaching a decision to approve the investment advisory and management agreement, the board of directors reviewed a significant amount of information and considered, among other things:

            (i)  the nature, extent and quality of the advisory and other services to be provided to the Company by the investment adviser;

           (ii)  the investment performance of the Company and the investment adviser;

          (iii)  the costs of the services to be provided by the investment adviser (including management fees, advisory fees and expense ratios) and the profits realized by the investment adviser;

          (iv)  the limited potential for economies of scale in investment management associated with a larger capital base for investments in first and second lien senior loans and mezzanine debt and whether such limited economies of scale would benefit our stockholders;

           (v)  our investment adviser's estimated pro forma profitability with respect to managing us;

          (vi)  the limited potential for additional benefits to be derived by our investment adviser and its affiliates as a result of our relationship with our investment adviser; and

         (vii)  various other matters.

        In approving the continuation of the investment advisory and management agreement, the board of directors, including all of the directors who are not "interested persons," made the following conclusions:

  •
  Nature, Extent and Quality of Services.  The board of directors considered the nature, extent and quality of the investment selection process employed by our investment adviser, including the flow of transaction opportunities resulting from Ares Capital Management's investment professionals' significant capital markets, trading and research expertise, the employment of Ares Capital Management's investment philosophy, diligence procedures, credit recommendation process, investment structuring, and ongoing relationships with and monitoring of portfolio companies, in light of the investment objective of the Company. The board of directors also considered our investment adviser's personnel and their prior experience in connection with the types of investments made by us, including such personnel's network of relationships with intermediaries focused on middle market companies. In addition, the board of directors considered the other terms and conditions of the investment advisory and management agreement. The board of directors concluded that the substantive terms of the investment advisory and management agreement (other than the fees payable thereunder, which the board of directors reviewed separately), including the services to be provided, are generally the same as those of comparable business development companies described in the available market data and that it would be difficult to obtain similar services on a comparable basis from other third party services providers or through an internally managed structure. In addition, the board of directors considered the fact that we have the ability to terminate the investment advisory and management agreement without penalty upon 60 days' written notice to the investment adviser. The board of directors further concluded that our investment adviser is served by a dedicated origination team of investment professionals, and that these investment professionals have historically focused on investments in middle market companies and have developed an investment process and an extensive network of relationships with intermediaries focused on middle market companies, which experience and relationships coincide with our investment objective and generally equal or exceed those of the management teams of other comparable business development companies described in the available market data.

  •
  Investment Performance.  The board of directors reviewed the long-term and short-term investment performance of the Company and the investment adviser, as well as comparative data with respect to the long-term and short-term investment performance of other business development companies and their externally managed investment advisers. The board of directors concluded that the investment adviser was delivering results consistent with the investment objective of the Company and that the Company's investment performance was generally above average when compared to comparable business development companies.

  •
  Costs of the Services Provided to the Company and the Profits Realized by the Investment Adviser. The board of directors considered comparative data based on publicly available information with respect to services rendered and the advisory fees (including the management fees and incentive fees) of other business development companies with similar investment objectives, our projected operating expenses and expense ratio compared to other business development companies with similar investment objectives, as well as the administrative services that our administrator will provide to us at cost. Based upon its review, the board of directors concluded that the fees to be paid under the investment advisory and management agreement are generally equal to or less than those payable under agreements of comparable business development companies described in the available market data. In addition, the board of directors concluded that our expected expenses as a percentage of net assets attributable to common stock are generally equal to or less than those typically incurred by comparable business development companies described in the available market data.

  •
  Economies of Scale.  The board of directors considered information about the potential of stockholders to experience economies of scale as the Company grows in size. The board of directors considered that because there are no break points in the investment adviser's fees, any benefits resulting from the growth in the Company's assets where the Company's fixed costs did not increase proportionately, would not inure to the benefit of the stockholders. The Company also considered that the growth of the Company's portfolio has been originated by the investment adviser and that increased expenses have resulted in connection with such growth.

  •
  Profitability of the Investment Adviser.  The board of directors concluded that the investment adviser's pro forma profitability with respect to managing us was generally less than the profitability of investment advisers managing comparable business development companies described in the available market data and noted in particular that the management fee is 1.50% (compared to 2.00% for many of the Company's competitors) and is not paid on cash or cash equivalents held by the Company;

  •
  Additional Benefits Derived by the Investment Adviser.  The board of directors concluded that there is limited potential for additional benefits, such as soft dollar arrangements with brokers, to be derived by our investment adviser and its affiliates as a result of our relationship with our investment adviser; and

  •
  Other Matters Considered.  The board of directors considered the interests of senior management and concluded that the judgment and performance of our senior management will not be impaired by those interests.

        In view of the wide variety of factors that our board of directors considered in connection with its evaluation of the investment advisory and management agreement, it is not practical to quantify, rank or otherwise assign relative weights to the specific factors it considered in reaching its decision. The board of directors did not undertake to make any specific determination as to whether any particular factor, or any aspect of any particular factor, was favorable or unfavorable to the ultimate determination of the board of directors. Rather, our board of directors based its approval on the totality of information presented to, and the investigation conducted by, it. In considering the factors discussed above, individual directors may have given different weights to different factors.

        Based on the information reviewed and the factors discussed above, our directors (including those directors who are not "interested persons") concluded that the terms of the investment advisory and management agreement, including the fee rates thereunder, are fair and reasonable in relation to the services provided and approved the continuation of the investment advisory and management agreement with the investment adviser as being in the best interests of the Company and its stockholders.

        The investment advisory and management agreement will automatically terminate in the event of its assignment. The investment advisory and management agreement may be terminated by either party without penalty upon 60 days' written notice to the other.

        Conflicts of interest may arise if our investment adviser seeks to change the terms of our investment advisory and management agreement, including, for example, the terms for compensation. Any material change to the investment advisory and management agreement must be submitted to stockholders for approval under the Investment Company Act and we may from time to time decide it is appropriate to seek stockholder approval to change the terms of the agreement. See "Risk

Factors—Risks Relating to our Business—We are dependent upon Ares Capital Management's key personnel for our future success and upon their access to Ares investment professionals."

Indemnification

        The investment advisory and management agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, Ares Capital Management, its members and their respective officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of Ares Capital Management's services under the investment advisory and management agreement or otherwise as an investment adviser of the Company.

Organization of the Investment Adviser

        Ares Capital Management LLC is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act. The principal executive offices of Ares Capital Management are located at 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067.

ADMINISTRATION AGREEMENT

        We are also party to a separate administration agreement, referred to herein as the administration agreement, with Ares Operations LLC ("Ares Administration" or the "administrator"), an affiliate of our investment adviser. Our board of directors approved the continuation of our administration agreement on May 29, 2008, which extended the term of the agreement until June 1, 2009. Pursuant to the administration agreement, Ares Administration furnishes us with office equipment and clerical, bookkeeping and record keeping services. Under the administration agreement, Ares Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Administration assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement are equal to an amount based upon our allocable portion of Ares Administration's overhead in performing its obligations under the administration agreement, including our allocable portion of the cost of our officers (including our chief compliance officer, chief financial officer, secretary and treasurer) and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60-days' written notice to the other party.

Indemnification

        The administration agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, Ares Administration, its members and their respective officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of Ares Administration's services under the administration agreement or otherwise as administrator for the Company.

LEVERAGE

        On November 3, 2004, through our wholly owned subsidiary, Ares Capital CP Funding LLC ("Ares Capital CP"), we entered into a revolving facility (the "CP Funding Facility") that, as amended, allows Ares Capital CP to issue up to $350 million of variable funding certificates ("VFC").

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

        The interest rate charged on the funding is based on the commercial paper rate plus 250 basis points and payable quarterly. As of December 31, 2008, the commercial paper rate was 2.3271%. The commitment fee for any unused portions of the CP Funding Facility is 0.5%.

        As of December 31, 2008, the principal amount outstanding under the CP Funding Facility was $114.3 million.

        On December 28, 2005, we entered into a senior secured revolving facility (the "Revolving Credit Facility" and together with the CP Funding Facility, the "Facilities") with the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, together with various supporting documentation, including a guarantee and security agreement.

        Under the Revolving Credit Facility, the lenders initially agreed to extend credit to Ares Capital in an initial aggregate principal amount not exceeding $250.0 million at any one time outstanding. The Revolving Credit Facility provides also for issuing letters of credit. The Revolving Credit Facility is a five-year revolving facility (with a stated maturity date of December 28, 2010) and with certain exceptions is secured by substantially all of the assets in our portfolio (other than investments held by Ares Capital CP under the CP Funding Facility and investments held by ARCC CLO under the Debt Securitization (defined below)). The Revolving Credit Facility also includes an "accordion" feature that allows us to increase the size of the Revolving Credit Facility under certain circumstances. In November 2007, the aggregate principal amount of the Revolving Credit Facility was increased to $510.0 million and the "accordion" feature was amended allowing us to increase the size of the Revolving Credit Facility to a maximum of $765.0 million under certain circumstances. On January 21, 2009, pursuant to the "accordion" feature, the aggregate principal amount available for borrowing under the Revolving Credit Facility was increased to $525.0 million.

        Subject to certain exceptions, the interest rate payable under the Revolving Credit Facility is 100 basis points over LIBOR and the commitment fee for unused portions of the credit facility is 0.20%.

        As of December 31, 2008, the principal amount outstanding under the Revolving Credit Facility was $480.5 million. In addition, as of December 31, 2008, the Company had $16.7 million in standby letters of credit issued through the Revolving Credit Facility.

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

        On July 7, 2006, through our wholly owned Delaware subsidiary, ARCC CLO 2006 LLC ("ARCC CLO"), we completed a $400.0 million debt securitization (the "Debt Securitization") where approximately $314.0 million principal amount of asset-backed notes (including $50.0 million revolving notes, all of which was drawn down as of December 31, 2008) (the "CLO Notes") were issued to third parties and secured by a pool of middle market loans that have been purchased or originated by the Company. We retained approximately $86.0 million of certain BBB and non-rated securities in the Debt Securitization (the "Retained Notes"). The blended pricing of the CLO Notes, excluding fees, is approximately 3-month LIBOR plus 34 basis points. The Debt Securitization is an on-balance-sheet financing for the Company. As of December 31, 2008, $314.0 million was outstanding under the Debt Securitization (excluding the Retained Notes). The CLO Notes mature on December 20, 2019.

        We intend to continue borrowing under the Facilities and our CLO Notes in the future and we may increase the size of the Facilities or otherwise issue debt securities or other evidences of indebtedness in the future.

STAFFING

        We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of Ares Capital Management and Ares Administration, pursuant to the terms of the management agreement and the administration agreement. Each of our executive officers is an employee of Ares Administration and/or Ares Capital Management. Our day-to-day investment operations are managed by our investment adviser. Most of the services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by Ares Capital Management. Ares Capital Management has 31 investment professionals who focus on origination and transaction development and the ongoing monitoring of our investments. In addition, we reimburse Ares Administration for our allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including our allocable portion of the cost of our officers (including our chief compliance officer, chief financial officer, secretary and treasurer) and their respective staffs.

REGULATION

        We have elected to be regulated as a BDC under the Investment Company Act and have elected to be treated as a RIC under Subchapter M of the Code. As with other companies regulated by the

Investment Company Act, a BDC must adhere to certain substantive regulatory requirements. The Investment Company Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and certain affiliates of those affiliates or underwriters. Among other things, we cannot invest in any portfolio company in which any of the funds managed by Ares currently has an investment (although we may co-invest on a concurrent basis with other funds managed by Ares, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures). Some of these co-investments would only be permitted pursuant to an exemptive order from the SEC. We have applied for an exemptive order from the SEC that would permit us to co-invest with funds managed by Ares. Any such order will be subject to certain terms and conditions. There is no assurance that the application for exemptive relief will be granted by the SEC. Accordingly, we cannot assure you that the Company will be permitted to co-invest with funds managed by Ares. See "Risk Factors—Risks Relating to Our Business—The Company may not replicate Ares' historical success and our ability to enter into transactions with Ares and our other affiliates is restricted."

        The Investment Company Act also requires that a majority of the directors be persons other than "interested persons," as that term is defined in the Investment Company Act. In addition, the Investment Company Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless that change is approved by a majority of our outstanding voting securities. Under the Investment Company Act, the vote of holders of a "majority" means the vote of the holders of the lesser of: (i) 67% or more of the outstanding shares of the Company's common stock present at a meeting or represented by proxy if holders of more than 50% of the shares of the Company's common stock are present or represented by proxy or (ii) more than 50% of the Company's outstanding shares of common stock.

        We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an "underwriter" as that term is defined in the Securities Act of 1933 (the "Securities Act"). Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate and currency fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investment. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the Investment Company Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any investment company (as defined in the Investment Company Act), invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these are fundamental policies, and they may be changed without stockholder approval.

PRIVACY PRINCIPLES

        We are committed to maintaining the privacy of our stockholders and to safeguarding their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

        Generally, we do not receive any non-public personal information relating to our stockholders, although certain non-public personal information of our stockholders may become available to us. The non-public personal information that we may receive falls into the following categories:

  •
  information we receive from stockholders, whether we receive it orally, in writing or electronically. This includes stockholders' communications to us concerning their investment;

  •
  information about stockholders' transactions and history with us; and

  •
  other general information that we may obtain about stockholders, such as demographic information.

        We do not disclose any non-public personal information about our stockholders or former stockholders to anyone, except:

  •
  to our affiliates (such as our investment adviser and administrator) and their employees that have a legitimate business need for the information;

  •
  to our service providers (such our accountants, attorneys, custodians, broker-dealers and marketing firms) and their employees as is necessary to service recordholder accounts or otherwise provide the applicable service; or

  •
  as allowed or required by applicable law or regulation.

        Any party that receives this information will agree to use it only for the services required and as allowed by applicable law or regulation. These parties will agree not to share this information or use it for any other purpose. In addition, we maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

AVAILABLE INFORMATION

        We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). This information is available free of charge by calling us collect at (310) 201-4200 or on our website at www.arescapitalcorp.com. You also may inspect and copy these reports, proxy statements and other information, as well as the Annual Report and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC's Internet site at www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC's Public Reference Room, 100 F Street, NE, Washington, D.C. 20549.

Item 1A.    Risk Factors

RISK FACTORS

        You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the net asset value of our common stock and the trading price of our securities could decline, and you may lose all or part of your investment.

RISKS RELATING TO OUR BUSINESS

Capital markets are currently in a period of disruption and instability. These market conditions have materially and adversely affected debt and equity capital markets in the United States, which has had, and may continue to have, a negative impact on our business and operations.

        Beginning in 2007 and continuing as of the date of this Annual Report, the U.S. capital markets entered into a period of disruption as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the United States federal government, these events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole and financial services firms in particular. These conditions could continue for a prolonged period of time or worsen in the future. While these conditions persist, we and other companies in the financial services sector may have to access alternative markets for debt and equity capital in order to grow. Equity capital may be difficult to raise because, subject to some limited exceptions, we are not generally able to issue and sell our common stock at a price below net asset value per share. In addition, the debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any continued inability to raise capital could have a negative effect on our business, financial condition and results of operations.

        Moreover, current market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business. For example, the CP Funding Facility is scheduled to mature on July 21, 2009. We are currently discussing an extension of the maturity date of this Facility. If we are unable to obtain an extension, after the maturity of the CP Funding Facility the administrative agent or the trustee may elect to exercise various remedies, including the sale of all or a portion of the collateral securing the Facility after providing us with at least 90-days prior notice of its intention to sell collateral. The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments.

        As a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. In addition, our ability to incur indebtedness is limited by applicable regulations such that our asset coverage, as defined in the Investment Company Act, must equal at least 200% immediately after each time we incur indebtedness.

        Capital markets volatility also affects our investment valuations. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can adversely affect our valuations.

        As a result, in periods of extreme volatility and dislocation in the capital markets, many BDCs are facing a challenging environment in which to raise capital. As a result of the recent significant changes in the capital markets affecting our ability to raise capital, the pace of our investment activity has slowed. In addition, significant changes in the capital markets, including the recent extreme volatility and disruption, has had and may continue to have a negative effect on the valuations of our investments, and on the potential for liquidity events involving such investments. An inability to raise capital (including to renew or replace the CP Funding Facility with other indebtedness), and any required sale of all or portion of our investments as a result, could have a material adverse impact on our business, financial condition and results of operations.

A failure on our part to maintain our status as a BDC would significantly reduce our operating flexibility.

        If we do not continue to qualify as a BDC, we might be regulated as a closed-end investment company under the Investment Company Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility.

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

Our financial condition and results of operations depend on our ability to manage future growth effectively.

        Our ability to achieve our investment objective depends on our ability to acquire suitable investments and monitor and administer those investments, which depends, in turn, on Ares Capital Management's ability to identify, invest in and monitor companies that meet our investment criteria.

        Accomplishing this result on a cost-effective basis is largely a function of Ares Capital Management's structuring of the investment process and its ability to provide competent, attentive and efficient services to us. Our executive officers and the members of Ares Capital Management's investment committee have substantial responsibilities in connection with their roles at Ares and with the other Ares funds as well as responsibilities under the investment advisory and management agreement. They may also be called upon to provide managerial assistance to our portfolio companies on behalf of our administrator. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, Ares Capital Management will need to hire, train, supervise and manage new employees. However, we cannot assure you that any such employees will be retained. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations. In addition, as we grow, we may open up new offices in new geographic regions that may increase our direct operating expenses without corresponding revenue growth.

Our ability to grow depends on our ability to raise capital.

        We will need to periodically access the capital markets to raise cash to fund new investments. In order to maintain our RIC status, we must distribute to our stockholders on a timely basis an amount equal to at least 90% of our ordinary income and net short-term capital gain in excess of net long-term capital loss, if any, reduced by deductible expenses, for each year and, as a result, such earnings are not available to fund investment originations. We must continue to borrow from financial institutions and issue additional securities to fund our growth. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

        In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock such that our asset coverage, as defined in the Investment Company Act, equals at least 200% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. The amount of leverage that we employ will depend on our investment adviser's and our board of directors' assessment of market and other factors at the time of any proposed borrowing or issuance of debt securities or preferred stock. We cannot assure you that we will be able to maintain our current Facilities or obtain other lines of credit at all or on terms acceptable to us.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

        We may issue debt securities or preferred stock, which we refer to collectively as "senior securities," and/or borrow money from banks or other financial institutions, up to the maximum amount permitted by the Investment Company Act. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as defined in the Investment Company Act, equals at least 200% after each such incurrence or issuance. If the value of our assets declines, we may be unable to satisfy this test, which could prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or could prohibit us from repurchasing shares of our common stock. If we cannot satisfy this test, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness. As of December 31, 2008, our asset coverage for senior securities was 220%.

        We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value per share of the common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and, in certain instances, our stockholders approve such sale. Any such sale would be dilutive to existing stockholders. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any commission or discount). If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital.

        To generate cash for funding new investments, we have also securitized, and may in the future seek to securitize, our loans. To securitize loans, we may create a separate, wholly owned subsidiary and contribute or sell a pool of loans to such subsidiary (or one of its subsidiaries). Such subsidiary may then sell equity, issue debt or sell interests in the pool of loans, on a limited-recourse basis, the payments on which are generally limited to the pool of loans and the proceeds therefrom. We may also retain a portion of the equity interests in the securitized pool of loans. Any retained equity would be exposed to losses on the related pool of loans before any of the related debt securities. An inability to securitize successfully our loan portfolio could limit our ability to grow our business and fully execute our business strategy. The securitization market is subject to changing market conditions (including the recent, unprecedented dislocation of the securitization and finance markets generally) and we may not be able to access this market when we would otherwise deem appropriate. Moreover, the successful securitization of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests may be those that are riskier and more apt to generate losses. The Investment Company Act may also impose restrictions on the structure of any securitization.

We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing with us.

        As of December 31, 2008, we had $594.8 million of outstanding borrowings under our Facilities and $314.0 million of CLO Notes. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2008 total assets of at least 1.75%. The weighted average interest rate charged on our borrowings as of December 31, 2008 was 3.03%. We intend to continue borrowing under the Facilities in the future and we may increase the size of the Facilities or issue debt securities or other evidences of indebtedness. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our investment adviser's and our board of directors' assessment of market and other factors at the time of any proposed borrowing.

        Our Facilities and the CLO Notes impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC. A failure to renew our Facilities or to add new or replacement debt facilities could have a material adverse effect on our business, financial condition and results of operations.

        Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We currently borrow under our Facilities and in the future may borrow from or issue senior debt securities to banks, insurance companies and other lenders. Holders of such senior debt securities have fixed dollar claims on our consolidated assets that are superior to the claims of our common stockholders or any preferred stockholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value per share of our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. There can be no assurance that a leveraging strategy will be successful.

        The following table illustrates the effect on return to a holder of our common stock of the leverage created by our use of borrowing at the interest rate of 3.03% and assumes (i) our total value of net assets as of December 31, 2008; (ii) $908.8 million debt outstanding as of December 31, 2008 and (iii) hypothetical annual returns on our portfolio of minus 15 to plus 15 percent.

Assumed Return on Portfolio (Net of Expenses)(1)	-15%	-10%	-5%	0%	5%	10%	15%
Corresponding Return to Common Stockholders(2)	-31%	-22%	-12%	-3%	7%	17%	26%

(1)
The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table.

(2)
In order to compute the "Corresponding Return to Common Stockholders," the "Assumed Return on Portfolio" is multiplied by the total value of our assets at December 31, 2008 to obtain an assumed return to us. From this amount, the interest expense calculated by multiplying the interest rate of 3.03% times the $908.8 million debt is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of December 31, 2008 to determine the "Corresponding Return to Common Stockholders."

In addition to regulatory restrictions that restrict our ability to raise capital, the Revolving Credit Facility and the CP Funding Facility contain various covenants which, if not complied with, could accelerate repayment under these Facilities, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

        The agreements governing the Facilities require us to comply with certain financial and operational covenants. These covenants include:

  •
  restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets;

  •
  restrictions on our ability to incur liens; and

  •
  maintenance of a minimum level of stockholders' equity.

        As of December 31, 2008, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. For example, during the quarter ended December 31, 2008, net unrealized depreciation in our portfolio increased and, depending on the condition of the public debt and equity markets and pricing levels subsequent to this period, net unrealized depreciation in our portfolio may continue to increase in the future. Any such further increase could result in our inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of stockholders' equity.

        Accordingly, although we believe we will continue to be in compliance, there are no assurances that we will continue to comply with the covenants in our Facilities. Failure to comply with these covenants would result in a default under the Facilities which, if we were unable to obtain a waiver from the lenders under the Facilities, could accelerate repayment under the Facilities and thereby have a material adverse impact on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities.

        A number of entities compete with us to make the types of investments that we make in middle market companies. We compete with other BDCs, public and private funds, commercial and investment banks, commercial financing companies, insurance companies, high yield investors, hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC and that the Code imposes on us as a RIC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we cannot assure you that we will be able to identify and make investments that are consistent with our investment objective.

        We do not seek to compete primarily based on the interest rates we offer and we believe that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. We also compete with our competitors based on our existing investment platform, our seasoned management team, our experience and focus on middle market companies, our disciplined investment philosophy, our extensive industry focus and our flexible transaction structuring. For a more detailed discussion of these competitive advantages, see "Business—Competitive Advantages."

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

We will be subject to corporate-level income tax if we fail to qualify as a RIC.

        The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To qualify as a RIC under the Code, we must meet certain income source, asset diversification and annual distribution requirements.

        The annual distribution requirement for a RIC is satisfied if we distribute to our stockholders on a timely basis an amount equal to at least 90% of our ordinary income and net short-term capital gain in excess of net long-term capital loss, if any, reduced by deductible expenses, for each year. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the Investment Company Act and financial covenants under our indebtedness that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate level income tax. Because we must make distributions to our stockholders as described above, such amounts, to the extent a stockholder is not participating in our dividend reinvestment plan, will not be available to fund investment originations.

        To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to (i) dispose of certain investments quickly or (ii) raise additional capital to prevent the loss of RIC status. Because most of our investments are in private companies and are generally illiquid, any such dispositions may be at disadvantageous prices and may result in losses. Also, the rules applicable to our qualification as a RIC under the Code are complex with many areas of uncertainty. Accordingly, no assurance can be given that we have qualified or will qualify as a RIC. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

        For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount or increases in loan balances are included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash, including, for example, non cash income from payment in kind securities and deferred payment securities.

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

        General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our investment objective and our rate of return on invested capital. Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. We have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may continue to do so in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to credit risk. Hedging transactions may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to 10 years. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term securities. A decline in the prices of the debt we own could adversely affect the trading price of our shares. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

Many of our portfolio investments are not publicly traded and, as a result, there is uncertainty as to the value of our portfolio investments.

        A large percentage of our portfolio investments are not publicly traded. The fair value of investments that are not publicly traded may not be readily determinable. We value these investments quarterly at fair value as determined in good faith by our board of directors based on the input of our management and audit committee and independent valuation firms that have been engaged at the direction of the board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12 month period and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter, with approximately 50% (based on value) of our valuations of portfolio companies without readily available market quotations subject to review by an independent valuation firm. However, we may be required to value our investments more frequently as determined in good faith by our board of directors to the extent necessary to reflect significant events affecting their value. The types of factors that may be considered in valuing our investments include the enterprise value of the portfolio company, the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed and may differ materially from the values that we may ultimately realize. Our net asset value per share could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we realize upon disposition of such investments.

The lack of liquidity in our investments may adversely affect our business.

        As we generally make investments in private companies, substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or an affiliated manager of Ares has material non-public information regarding such portfolio company.

We may experience fluctuations in our quarterly results.

        We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rates payable on the debt investments we make, the default rates on such investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses and the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

        We pay management and incentive fees to Ares Capital Management, and reimburse Ares Capital Management for certain expenses it incurs. As a result, investors in our common stock will invest on a gross basis and receive distributions on a net basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments.

        Ares Capital Management's management fee is based on a percentage of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) and Ares Capital Management may have conflicts of interest in connection with decisions that could affect the Company's total assets, such as decisions as to whether to incur indebtedness.

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

        Pursuant to a separate amended and restated administration agreement, referred to herein as our "administration agreement", Ares Administration, an affiliate of Ares Capital Management, furnishes us with administrative services and we pay Ares Administration our allocable portion of overhead and other expenses incurred by Ares Administration in performing its obligations under the administration agreement, including our allocable portion of the cost of our officers and their respective staffs.

        Our wholly owned subsidiary, Ivy Hill Management, is party to a services agreement with Ares Capital Management, pursuant to which Ares Capital Management provides Ivy Hill Management with the facilities, investment advisory services and administrative services necessary for the operations of Ivy Hill Management. Ivy Hill Management will reimburse Ares Capital Management for the costs associated with such services, including Ares Capital Management's allocable portion of overhead and the cost of its officers and respective staff on performing its obligations under the services agreement.

        We lease office facilities directly (the "ARCC Office Space") from a third party. We have entered into a sublease with Ares Management whereby Ares Management subleases approximately 25% of the ARCC Office Space for a fixed rent equal to 25% of the basic annual rent payable by us under our lease, plus certain additional costs and expenses. As a result of these arrangements, there may be times when the management team of Ares Management has interests that differ from those of our stockholders, giving rise to a conflict.

        Our stockholders may have conflicting investment, tax and other objectives with respect to their investments in us. The conflicting interests of individual stockholders may relate to or arise from, among other things, the nature of our investments, the structure or the acquisition of our investments, and the timing of disposition of our investments. As a consequence, conflicts of interest may arise in connection with decisions made by our investment adviser, including with respect to the nature or structuring of our investments, that may be more beneficial for one stockholder than for another stockholder, especially with respect to stockholders' individual tax situations. In selecting and structuring investments appropriate for us, our investment adviser will consider the investment and tax objectives of the Company and our stockholders as a whole, not the investment, tax or other objectives of any stockholder individually.

Our investment adviser's liability is limited under the investment advisory and management agreement, and we are required to indemnify our investment adviser against certain liabilities, which may lead our investment adviser to act in a riskier manner on our behalf than it would when acting for its own account.

        Our investment adviser has not assumed any responsibility to us other than to render the services described in the investment advisory and management agreement, and it will not be responsible for any action of our board of directors in declining to follow our investment adviser's advice or recommendations. Pursuant to the investment advisory and management agreement, our investment adviser and its managing members, officers and employees will not be liable to us for their acts under the investment advisory and management agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our investment adviser and its managing members, officers and employees with respect to all damages, liabilities, costs and expenses resulting from acts of our investment adviser not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the investment advisory and management agreement. These protections may lead our investment adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See "Risk Factors—Risks Relating to our Investments—Our investment adviser's incentive fee may induce Ares Capital Management to make certain investments, including speculative investments."

We may be obligated to pay our investment adviser incentive compensation even if we incur a loss.

        Our investment adviser is entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our pre-incentive fee net investment income for that quarter (before deducting incentive compensation, net operating losses and certain other items) above a threshold return for that quarter. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses or depreciation that we may incur in the fiscal quarter, even if such capital losses or depreciation result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our manager incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.

        Under the investment advisory and management agreement, we will defer cash payment of any incentive fee otherwise earned by our investment adviser if, during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made, the sum of (a) our aggregate distributions to our stockholders and (b) our change in net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) is less than 8.0% of our net assets at the beginning of such period. These calculations will be adjusted for any share issuances or repurchases. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment can then be made under the investment advisory and management agreement.

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

The Company may not replicate Ares' historical success and our ability to enter into transactions with Ares and our other affiliates is restricted.

        Our primary focus in making investments differs from those of other private funds that are or have been managed by Ares' investment professionals. Further, investors in Ares Capital are not acquiring an interest in other Ares funds. Accordingly, we cannot assure you that Ares Capital will replicate Ares' historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by those private funds. Additionally, we can offer no assurance that we will be able to continue to implement our investment objective with the same degree of success as in the past or that shares of our common stock will continue to trade at the current price.

        Further, we are prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates, our investment adviser and its affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the Investment Company Act and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The Investment Company Act also prohibits "joint" transactions with an affiliate, or our investment adviser or its affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors. In addition, we are prohibited from buying or selling any security from or to, or entering into joint transactions with, our investment adviser and its affiliates, or any person who owns more than 25% of our voting securities or is otherwise deemed to control, be controlled by, or be under common control with us, absent the prior approval of the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance).

        We have applied for an exemptive order from the SEC that would permit us to co-invest with funds managed by Ares. Any such order will be subject to certain terms and conditions and there can be no assurance that the application for exemptive relief will be granted by the SEC. Accordingly, we cannot assure you that the Company will be permitted to co-invest with funds managed by Ares, other than in the limited circumstances currently permitted by regulatory guidance.

RISKS RELATING TO OUR INVESTMENTS

Price declines and illiquidity in the corporate debt markets have adversely affected, and may continue to adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

        As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our board of directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (an estimate of the total fair value of the portfolio company's debt and equity), the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company's securities to publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The continuing unprecedented declines in prices and liquidity in the corporate debt markets have resulted in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio has reduced our net asset value by increasing net unrealized depreciation in our portfolio. As a result, depending on market conditions, we could incur substantial realized losses and may continue to suffer additional unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

Our investments may be risky, and we could lose all or part of our investment.

        The debt that we invest in is typically not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than "Baa3" by Moody's or lower than "BBB-" by Standard & Poor's). Indebtedness of below investment grade quality is regarded as having predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. Our mezzanine investments may result in an above average amount of risk and volatility or loss of principal. We also invest in assets other than mezzanine investments including first and second lien loans, high-yield securities, U.S. government securities, credit derivatives and other structured securities and certain direct equity investments. These investments will entail additional risks that could adversely affect our investment returns. In addition, to the extent interest payments associated with such debt are deferred, such debt will be subject to greater fluctuations in value based on changes in interest rates. Also, such debt could subject us to phantom income, and since we generally do not receive any cash prior to maturity of the debt, the investment is of greater risk.

        In addition, investments in privately held middle market companies involve a number of significant risks, including:

  •
  these companies may have limited financial resources and may be unable to meet their obligations, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

  •
  they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns;

  •
  they typically depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

  •
  there is generally little public information about these companies, and we are required to rely on the ability of Ares Capital Management's investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. These companies and their financial information are not subject to the Sarbanes Oxley Act of 2002 and other rules that govern public companies, and we may be unable to uncover all material information about these companies, which may prevent us from making a fully informed investment decision and cause us to lose money on our investments;

  •
  they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

  •
  they may have difficulty accessing the capital markets to meet future capital needs.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

        As of the date of this Annual Report, the economy is in the midst of a recession and in the difficult part of a credit cycle with industry defaults increasing. Many of our portfolio companies may be materially and adversely affected by the current cycle and, in turn, may be unable to satisfy their financial obligations (including their loans to us) over the coming months.

        Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods if we are required to write down the values of our investments. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

        A portfolio company's failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross defaults under other agreements and jeopardize our portfolio company's ability to meet its obligations under the debt that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

        If one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt holding and subordinate all or a portion of our claim to that of other creditors. In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower's business or exercise control over the borrower. Consequently, we could become subject to a lender's liability claim, if, among other things, we actually render significant managerial assistance.

Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.

        Our portfolio companies may have, or may be permitted to incur, other debt, or issue other equity securities, that rank equally with, or senior to, our investments. By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments. These debt instruments usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company typically are entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such holders, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with our investments, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

        The rights we may have with respect to the collateral securing any junior priority loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that senior obligations are outstanding, we may forfeit certain rights with respect to the collateral to the holders of the senior obligations. These rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of such enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral and the right to waive past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights as junior lenders are adversely affected.

Investments in equity securities involve a substantial degree of risk.

        We may purchase common and other equity securities. Although common stocks have historically generated higher average total returns than fixed income securities over the long term, common stocks also have experienced significantly more volatility in those returns and in recent years have significantly under performed relative to fixed income securities. The equity securities we acquire may fail to appreciate and may decline in value or become worthless and our ability to recover our investment will depend on our portfolio company's success. Investments in equity securities involve a number of significant risks, including:

  •
  any equity investment we make in a portfolio company could be subject to further dilution as a result of the issuance of additional equity interests and to serious risks as a junior security that will be subordinate to all indebtedness or senior securities in the event that the issuer is unable to meet its obligations or becomes subject to a bankruptcy process;

  •
  to the extent that the portfolio company requires additional capital and is unable to obtain it, we may not recover our investment in equity securities; and

  •
  in some cases, equity securities in which we invest will not pay current dividends, and our ability to realize a return on our investment, as well as to recover our investment, will be dependent on the success of our portfolio companies. Even if the portfolio companies are successful, our ability to realize the value of our investment may be dependent on the occurrence of a liquidity event, such as a public offering or the sale of the portfolio company. It is likely to take a significant amount of time before a liquidity event occurs or we can sell our equity investments. In addition, the equity securities we receive or invest in may be subject to restrictions on resale during periods in which it could be advantageous to sell.

        There are special risks associated with investing in preferred securities, including:

  •
  preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for tax purposes although it has not yet received such income;

  •
  preferred securities are subordinated to debt in terms of priority to corporate income and liquidation payments, and therefore will be subject to greater credit risk than debt;

  •
  preferred securities may be substantially less liquid than many other securities, such as common stocks or U.S. government securities; and

  •
  generally, preferred security holders have no voting rights with respect to the issuing company, subject to limited exceptions.

        Additionally, when we invest in first and second lien senior loans or mezzanine debt, we may acquire warrants or other equity securities as well. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Our investment adviser's incentive fee may induce Ares Capital Management to make certain investments, including speculative investments.

        The incentive fee payable by us to Ares Capital Management may create an incentive for Ares Capital Management to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to our investment adviser is determined, which is calculated as a percentage of the return on invested capital, may encourage our investment adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock. In addition, the investment adviser will receive the incentive fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, the investment adviser may have a tendency to invest more in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns. The part of the incentive fee payable by us that relates to our pre-incentive fee net investment income will be computed and paid on income that may include interest that is accrued but not yet received in cash. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. The investment adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on such accrued interest that we never actually receive.

        Because of the structure of the incentive fee, it is possible that we may have to pay an incentive fee in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate for a quarter, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized capital losses. In addition, if market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for our investment adviser to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income.

        We may invest, to the extent permitted by law, in the securities and instruments of investment funds that are operating pursuant to certain exceptions to the Investment Company Act and in advisers to similar investment funds, and, to the extent we so invest, will bear our ratable share of any such company's expenses, including management and performance fees. We will also remain obligated to pay management and incentive fees to Ares Capital Management with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each of our common stockholders will bear his or her share of the management and incentive fee of Ares Capital Management as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.

Our portfolio companies may be highly leveraged.

        Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies' ability to finance their future operations and capital needs. As a result, these companies' flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company's income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Our investments in foreign debt may involve significant risks in addition to the risks inherent in U.S. investments. We may expose ourselves to risks if we engage in hedging transactions.

        Our investment strategy contemplates potential investments in debt of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

        Although most of our investments will be U.S. dollar denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective.

        We have and may in the future enter into hedging transactions, which may expose us to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter party credit risk. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

        The success of our hedging transactions will depend on our ability to correctly predict movements, currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. See also "Risk Factors—Risk Relating to our Business—We are exposed to risks associated with changes in interest rates."

When we are a debt or minority equity investor in a portfolio company, we may not be in a position to control the entity, and management of the company may make decisions that could decrease the value of our portfolio holdings.

        We make both debt and minority equity investments; therefore, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of such company may take risks or otherwise act in ways that do not serve our interests. As a result, a portfolio company may make decisions that could decrease the value of our investment.

RISKS RELATING TO OUR COMMON STOCK

Our shares of common stock may trade at discounts from net asset value, which limits our ability to raise additional equity capital.

        Shares of closed-end investment companies frequently trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to predict whether any shares of common stock will trade at, above, or below net asset value. As of the date of this Annual Report, the stocks of BDCs as an industry, including shares of our common stock, have been trading below net asset value and at near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors.

There is a risk that investors in our equity securities may not receive dividends or that our dividends may not grow over time.

        We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we declare a dividend and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash dividend payments.

        In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution. See "Price Range of Common Stock."

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

        The Maryland General Corporation Law, our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control of Ares Capital or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the Investment Company Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such an offer.

        We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our board of directors in three classes serving staggered three-year terms, and provisions of our charter authorizing our board of directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our charter, without stockholder approval, to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

Investing in our securities may involve an above average degree of risk.

        The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive, and therefore, an investment in our securities may not be suitable for someone with lower risk tolerance.

The market price of our common stock may fluctuate significantly.

        The capital and credit markets have been experiencing extreme volatility and disruption for more than 18 months. In recent months, the volatility and disruption have reached unprecedented levels and we have experienced greater than usual stock price volatility. The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

  •
  significant volatility in the market price and trading volume of securities of RICs, business development companies or other companies in our sector, which are not necessarily related to the operating performance of these companies;

  •
  price and volume fluctuations in the overall stock market from time to time;

  •
  changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;

  •
  loss of RIC status;

  •
  changes in our earnings or variations in our operating results;

  •
  changes in the value of our portfolio of investments;

  •
  any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

  •
  departure of Ares Capital Management's key personnel;

  •
  operating performance of companies comparable to us;

  •
  short-selling pressure with respect to shares of our common stock or business development companies generally;

  •
  general economic trends and other external factors; and

  •
  loss of a major funding source.

        In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been brought against that company. If our stock price fluctuates significantly, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources from our business.

Stockholders will experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan.

        All dividends declared in cash payable to stockholders that are participants in our dividend reinvestment plan are generally automatically reinvested in shares of our common stock. As a result, stockholders that do not participate in the dividend reinvestment plan will experience dilution over time.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

        Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We do not own any real estate or other physical properties materially important to our operation. Our headquarters are currently located at 280 Park Avenue, 22nd Floor, Building East, New York, New York. We rent the ARCC Office Space directly from a third party pursuant to a lease that expires on February 27, 2011. In addition, we have entered into a sublease agreement with Ares Management whereby Ares Management subleases approximately 25% of the ARCC Office Space for a fixed rent equal to 25% of the basic annual rent payable by us under our lease, plus certain additional costs and expenses.

Item 3.    Legal Proceedings

        We are not subject to any pending legal proceeding, and no such proceedings are known to be contemplated.

Item 4.    Submission Of Matters To A Vote Of Security Holders

        No matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2008.

 PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

PRICE RANGE OF COMMON STOCK

        Our common stock is traded on The NASDAQ Global Select Market under the symbol "ARCC." We completed our initial public offering in October 2004 at a price of $15.00 per share. Prior to October 2004, there was no public market for our common stock. Our common stock has historically traded at prices both above and below its net asset value. It is not possible to predict whether our common stock will trade at, above or below net asset value. See "Risk Factors—Risks Relating to our Common Stock—Our shares of common stock may trade at discounts from net asset value, which limits our ability to raise additional equity capital."

        The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock as reported on The NASDAQ Global Select Market and the dividends declared by us for each fiscal quarter for the years ended December 31, 2007 and 2008. On February 27, 2009, the last reported closing sales price of our common stock on The NASDAQ Global Select Market was $3.60 per share, which represented a discount of approximately 68% to the net asset value per share reported by us as of December 31, 2008.

		Price Range
	Net Asset Value(1)	High	Low	Cash Dividend Per Share(2)
Fiscal 2007
First quarter	$15.34	$20.46	$17.82	$0.41
Second quarter	$15.84	$18.84	$16.85	$0.41
Third quarter	$15.74	$17.53	$14.92	$0.42
Fourth quarter	$15.47	$17.47	$14.40	$0.42
Fiscal 2008
First quarter	$15.17	$13.81	$11.65	$0.42
Second quarter	$13.67	$12.98	$10.08	$0.42
Third quarter	$12.83	$12.60	$9.30	$0.42
Fourth quarter	$11.27	$10.15	$3.77	$0.42

(1)
Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.

(2)
Represents the dividend declared in the relevant quarter.

HOLDERS

        As of February 27, 2009, there were 21 holders of record of our common stock (including Cede & Co.).

DIVIDEND POLICY

        We currently intend to distribute quarterly dividends to our stockholders. Our quarterly dividends, if any, are determined by our board of directors.

        The following table summarizes our dividends declared during 2007 and 2008:

Date Declared	Record Date	Payment Date	Amount
March 8, 2007	March 19, 2007	March 30, 2007	$0.41
May 10, 2007	June 15, 2007	June 29, 2007	$0.41
August 9, 2007	September 14, 2007	September 28, 2007	$0.42
November 8, 2007	December 14, 2007	December 31, 2007	$0.42

Total declared for 2007			$1.66

February 28, 2008	March 17, 2008	March 31, 2008	$0.42
May 8, 2008	June 16, 2008	June 30, 2008	$0.42
August 7, 2008	September 15, 2008	September 30, 2008	$0.42
November 6, 2008	December 15, 2008	January 2, 2009	$0.42

Total declared for 2008			$1.68

        Of the dividends declared during the year ended December 31, 2007, $1.59 comprised ordinary income and $0.07 comprised long-term capital gains. Of the dividends declared during the year ended December 31, 2008, $1.60 comprised ordinary income and $0.08 comprised long-term capital gains.

        To maintain our RIC status, we must timely distribute an amount equal to at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses, out of the assets legally available for distribution, for each year. To avoid certain excise taxes imposed on RICs, we are generally required to distribute during each calendar year an amount at least equal to the sum of (i) 98% of our ordinary income for the calendar year, plus (ii) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year plus (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years. If this requirement is not met, we will be required to pay a nondeductible excise tax equal to 4% of the amount by which 98% of the current year's taxable income exceeds the distribution for the year. The taxable income on which an excise tax is paid is generally carried forward and distributed to stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. For the years ended December 31, 2008 and 2007, we recorded a net excise tax provision of $0.1 million for both years. We cannot assure you that we will achieve results that will permit the payment of any cash distributions.

        We maintain an "opt out" dividend reinvestment plan for our common stockholders. As a result, if we declare a cash dividend, then stockholders' cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically opt out of the dividend reinvestment plan so as to receive cash dividends.

RECENT SALES OF UNREGISTERED SECURITIES

        We did not sell any securities during the period covered by this report that were not registered under the Securities Act.

ISSUER PURCHASES OF EQUITY SECURITIES

        In December 2008, as a part of the Company's dividend reinvestment plan for our common stockholders, we purchased 563,196 shares of our common stock for $3.5 million in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during the year ended December 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 through January 31, 2008	—	—	—	—
February 1, 2008 through February 29, 2008	—	—	—	—
March 1, 2008 through March 31, 2008	76,548	$12.72	—	—
April 1, 2008 through April 30, 2008	—	—	—	—
May 1, 2008 through May 31, 2008	—	—	—	—
June 1, 2008 through June 30, 2008	374,255	$10.62	—	—
July 1, 2008 through July 31, 2008	—	—	—	—
August 1, 2008 through August 31, 2008	—	—	—	—
September 1, 2008 through September 30, 2008	390,853	$10.95	—	—
October 1, 2008 through October 31, 2008	—	—	—	—
November 1, 2008 through November 30, 2008	—	—	—	—
December 1, 2008 through December 31, 2008	563,196	$6.19	—	—

Total	1,404,852	$9.05	—	—

 COMPARISON OF CUMULATIVE TOTAL RETURN AMONG ARES CAPITAL
CORPORATION, S&P 500 AND S&P SPECIALIZED FINANCE INDEX

SOURCE:	Standard & Poor's Institutional Market Services
NOTES:	Assumes $100 invested on 10/8/2004 (the date of Ares Capital Corporation's initial public offering) in Ares Capital Corporation, in S&P 500 and in S&P Specialized Finance Index. Assumes all dividends are reinvested on a monthly basis.

	Oct04	Dec04	Dec05	Dec06	Dec07	Dec08
Ares Capital Corporation	100	132	118	153	130	68
S&P 500 Index	100	108	114	132	139	88
S&P Specialized Finance Index	100	118	154	162	153	53

        The graph and other information furnished under this Part II Item 5 (d) of this Form 10-K shall not be deemed to be "soliciting material" or to be "filed" with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act, as amended.

Item 6.    Selected Consolidated Financial Data

        The following selected financial and other data for the years ended December 31, 2008, 2007, 2006 and 2005, and for the period from June 23, 2004 (inception) through December 31, 2004 are derived from our consolidated financial statements which have been audited by KPMG LLP, an independent registered public accounting firm whose report thereon is included elsewhere in this Annual Report. The data should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Annual Report.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
As of and For the Years Ended December 31, 2008, 2007, 2006 and 2005 and As of and For the
Period June 23, 2004 (inception) Through December 31, 2004
(dollar amounts in thousands, except per share data and as otherwise indicated)

	As of and For the Year Ended December 31, 2008	As of and For the Year Ended December 31, 2007	As of and For the Year Ended December 31, 2006	As of and For the Year Ended December 31, 2005	As of and For the Period June 23, 2004 (inception) Through December 31, 2004
Total Investment Income	$240,461	$188,873	$120,021	$41,850	$4,381
Net Realized and Unrealized Gains (Losses) on Investments and Foreign Currencies	(266,447)	(4,117)	13,064	14,727	475
Total Expenses	113,221	94,751	58,458	14,569	1,666

Income Tax Expense (Benefit), Including Excise Tax	248	(826)	4,931	158	—

Net (Decrease) Increase in Stockholders' Equity Resulting from Operations	$(139,455)	$90,832	$69,695	$41,851	$3,190

Per Share Data:
Net Increase (Decrease) in Stockholder's Equity Resulting from Operations:
Basic(1):	$(1.56)	$1.34	$1.58	$1.75	$0.28
Diluted(1):	$(1.56)	$1.34	$1.58	$1.75	$0.28
Cash Dividend Declared:	$1.68	$1.66	$1.64	$1.30	$0.30
Total Assets	$2,091,333	$1,829,405	$1,347,991	$613,645	$220,456
Total Debt	$908,786	$681,528	$482,000	$18,000	$55,500
Total Stockholders' Equity	$1,094,879	$1,124,550	$789,433	$569,612	$159,708
Other Data:
Number of Portfolio Companies at Period End(2)	91	78	60	38	20
Principal Amount of Investments Purchased(3)	$925,945	$1,251,300	$1,087,507	$504,299	$234,102
Principal Amount of Investments Sold and Repayments(4)	$485,270	$718,695	$430,021	$108,415	$52,272
Total Return Based on Market Value(5)	(45.25)%	(14.76)%	29.12%	(10.60)%	31.53%
Total Return Based on Net Asset Value(6)	(11.17)%	8.98%	10.73%	12.04%	(1.80)%
Weighted Average Yield of Debt and Income Producing Equity Securities at Fair Value(7):	12.79%	11.68%	11.95%	11.25%	12.36%
Weighted Average Yield of Debt and Income Producing Equity Securities at Amortized Cost(7):	11.73%	11.64%	11.63%	11.40%	12.25%

(1)
In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, the weighted average shares of common stock outstanding used in computing basic and diluted earnings per common share have been adjusted retroactively by a factor of 1.02% to recognize the bonus element associated with rights to acquire shares of common stock that we issued to stockholders of record as of March 24, 2008 in connection with a rights offering.

(2)
Includes commitments to portfolio companies for which funding has yet to occur.

(3)
The information presented for the period June 23, 2004 (inception) through December 31, 2004 includes $140.8 million of the assets purchased from Royal Bank of Canada and excludes $9.7 million of publicly traded fixed income securities.

(4)
The information presented for the period June 23, 2004 (inception) through December 31, 2004 excludes $9.7 million of publicly traded fixed income securities.

(5)
Total return based on market value for the year ended December 31, 2008 equals the decrease of the ending market value at December 31, 2008 of $6.33 per share over the ending market value at December 31, 2007 of $14.63 per share plus the declared dividends of $1.68 per share for the year ended December 31, 2008. Total return based on market value for the year ended December 31, 2007 equals the decrease of the ending market value at December 31, 2007 of $14.63 per share over the ending market value at December 31, 2006 of $19.11 per share plus the declared dividends of $1.66 per share for the year ended December 31, 2007. Total return based on market value for the year ended December 31, 2006 equals the increase of the ending market value at December 31, 2006 of $19.11 per share over the ending market value at December 31, 2005 of $16.07 per share plus the declared dividends of $1.64 per share for the year ended December 31, 2006. Total return based on market value for the year ended December 31, 2005 equals the decrease of the ending market value at December 31, 2005 of $16.07 per share over the ending market value at December 31, 2004 of $19.43 per share plus the declared dividends of $1.30 per share for the year ended December 31, 2005. Total return based on market value for the period June 23, 2004 (inception) through December 31, 2004 equals the increase of the ending market value at December 31, 2004 of $19.43 per share over the offering price of $15.00 per share plus the declared dividend of $0.30 per share (includes return of capital of $0.01 per share) for holders of record on December 27, 2004, divided by the offering price. Total return based on market value is not annualized.

(6)
Total return based on net asset value for the year ended December 31, 2008 equals the change in net asset value during the period (adjusted for share issuances) plus the declared dividends of $1.68 per share for the year ended December 31, 2008, divided by the beginning net asset value. Total return based on net asset value for the year ended December 31, 2007 equals the change in net asset value during the period (adjusted for share issuances) plus the declared dividends of $1.66 per share for the year ended December 31, 2007, divided by the beginning net asset value. Total return based on net asset value for the year ended December 31, 2006 equals the change in net asset value during the period (adjusted for share issuances) plus the declared dividends of $1.64 per share for the year ended December 31, 2006, divided by the beginning net asset value. Total return based on net asset value for the year ended December 31, 2005 equals the change in net asset value during the period (adjusted for share issuances) plus the declared dividends of $1.30 per share for the year ended December 31, 2005, divided by the beginning net asset value. Total return based on net asset value for the period June 23, 2004 (inception) through December 31, 2004 equals the change in net asset value during the period plus the declared dividend of $0.30 per share (includes return of capital of $0.01 per share) for holders of record on December 27, 2004, divided by the beginning net asset value. Total return based on net asset value is not annualized.

(7)
Weighted average yield on debt and income producing equity securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount on accruing debt divided by (b) total income producing equity securities and debt at fair value. Weighted average yield on debt and income producing equity securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount on accruing debt divided by (b) total income producing equity securities and debt at amortized cost.

Item 7.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        The information contained in this section should be read in conjunction with the Selected Financial and Other Data and our financial statements and notes thereto appearing elsewhere in this Annual Report. In addition, some of the statements in this report constitute forward-looking statements, which relate to future events or the future performance or financial condition of the Company. The forward-looking statements contained in this report involve risks and uncertainties, including statements as to:

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

  •
  the timing, form and amount of any dividend distributions;

  •
  the timing of cash flows, if any, from the operations of our portfolio companies; and

  •
  the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments.

        We use words such as "anticipates," "believes," "expects," "intends," "will," "should," "may" and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in "Risk Factors" and elsewhere in this Annual Report.

        We have based the forward-looking statements included in this Annual Report on information available to us on the date of this Annual Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.

OVERVIEW

        We are a specialty finance company that is a closed-end, non-diversified management investment company incorporated in Maryland. We have elected to be regulated as a BDC under the Investment

Company Act. We were founded on April 16, 2004 and were initially funded on June 23, 2004 and on October 8, 2004 completed our initial public offering (the "IPO").

        Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first and second lien senior loans and mezzanine debt, which in some cases includes an equity component like warrants. To a lesser extent we make equity investments.

        We are externally managed by Ares Capital Management, an affiliate of Ares Management, an independent international investment management firm, pursuant to the investment advisory and management agreement. Ares Administration, an affiliate of Ares Management, provides the administrative services necessary for us to operate.

        As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in "qualifying assets," including securities and indebtedness of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

        The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to our stockholders at least 90% of our investment company taxable income, as defined by the Code, for each year. Pursuant to this election, we generally will not have to pay corporate level taxes on any income that we distribute to our stockholders.

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

Investments

        Investment transactions are recorded on the trade date. Realized gains or losses are computed using the specific identification method. Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of our investments) are valued at fair value as determined in good faith by our board of directors, based on the input of our management and audit committee and independent valuation firms that have been engaged at the direction of the board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12 month period and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter, with approximately 50% (based on value) of our valuations of portfolio companies without readily available market quotations subject to review by an independent valuation firm.

        As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (an estimate of the total fair value of the portfolio company's debt and equity), the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company's securities to publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation.

        Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors, based on the input of our management and audit committee and independent valuation firms under a valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize significantly less than the value at which we have recorded it.

        In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. See "Risk Factors—Risks Relating to our Investments—Price declines and illiquidity in the corporate debt markets have adversely affected, and may continue to adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation."

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

  •
  The audit committee of our board of directors reviews these preliminary valuations, as well as the input of independent valuation firms with respect to the valuations of approximately 50% (based on value) of our portfolio companies without readily available market quotations.

  •
  The board of directors discusses valuations and determines the fair value of each investment in our portfolio without a readily available market quotation in good faith based on the input of our management and audit committee and independent valuation firms.

        Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"), which expands the application of fair value accounting for investments (see Note 9 to the consolidated financial statements).

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

        Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management's judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. The Company may make exceptions to this if the loan has sufficient collateral value and is in the process of collection.

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

Foreign Currency Translation

        The Company's books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

  (1)
  Market value of investment securities, other assets and liabilities—at the exchange rates prevailing at the end of the period.

  (2)
  Purchases and sales of investment securities, income and expenses—at the rates of exchange prevailing on the respective dates of such transactions, income or expenses.

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

Accounting for Derivative Instruments

        The Company does not utilize hedge accounting and marks its derivatives to market through operations.

Offering Expenses

        The Company's offering costs are charged against the proceeds from equity offerings when received.

Debt Issuance Costs

        Debt issuance costs are being amortized over the life of the related credit facility using the straight line method, which closely approximates the effective yield method.

U.S. Federal Income Taxes

        The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. The Company has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes.

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

        Certain of our wholly owned subsidiaries are subject to U.S. federal and state income taxes.

Dividends

        Dividends and distributions to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the board of directors each quarter and is generally based upon the current and expected future earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually, although we may decide to retain such capital gains for investment.

        We have adopted a dividend reinvestment plan that provides for reinvestment of any distributions we declare in cash on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not "opted out" of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividend. While we generally use primarily newly issued shares to implement the plan (especially if our shares are trading at a premium to net asset value), we may purchase shares in the open market in connection with our obligations under the plan. In particular, if our shares are trading at a significant enough discount to net asset value and we are otherwise permitted under applicable law to purchase such shares, we intend to purchase shares in the open market in connection with our obligations under our dividend reinvestment plan.

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

New Accounting Pronouncements

        On October 10, 2008, FASB Staff Position No. 157-3—Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, or FSP "157-3", was issued. FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. FSP 157-3 does not change the fair value measurement principles set forth in SFAS 157 (see Note 9 to the consolidated financial statements for a description of SFAS 157). Since adopting SFAS 157 in January 2008, our process for determining the fair value of our investments has been, and continues to be, consistent with the guidance provided in the example in FSP 157-3. As a result, the adoption of FSP 157-3 did not affect our process for determining the fair value of our investments and did not have a material effect on our financial position or results of operations.

PORTFOLIO AND INVESTMENT ACTIVITY

	Year Ended December 31, (in millions, except number of new investment commitments, terms and percentages)
	2008	2007	2006
New investments(1):
New portfolio companies	$600.5	$1,091.6	$812.5
Existing portfolio companies	305.0	256.0	297.5

Total new investments	905.5	1,347.6	1,110.0
Less:
Investments exited	430.3	654.1	404.9

Net investments	$475.2	$693.5	$705.1
New investments funded:
New portfolio companies	$455.5	$876.8	$736.1
Existing portfolio companies	279.7	253.0	292.1

Total	$735.2	$1,129.8	$1,028.2
Principal amount of investments purchased:
Senior term debt	$529.2	$886.7	$726.4
Senior subordinated debt	336.3	187.1	249.4
Equity and other	60.4	177.6	111.7

Total	$925.9	$1,251.4	$1,087.5
Principal amount of investments sold or repaid:
Senior term debt	$448.8	$608.3	$255.5
Senior subordinated debt	29.0	89.8	99.2
Equity and other	7.4	20.6	75.3

Total	$485.2	$718.7	$430.0
Number of new investments(2)	39	47	54
Average new investment amount	$23.2	$28.7	$19.0
Weighted average term for new investments (in months)	66	69	69
Weighted average yield of debt and income producing securities at fair value funded during the period(3)	12.57%	11.51%	11.76%
Weighted average yield of debt and income producing securities at amortized cost funded during the period(3)	12.58%	11.53%	11.76%
Weighted average yield of debt and income producing securities at fair value sold or repaid during the period(3)	9.49%	11.67%	11.39%
Weighted average yield of debt and income producing securities at amortized cost sold or repaid during the period(3)	9.79%	11.72%	11.95%

(1)
New investment commitments include new agreements to fund revolving credit facilities or delayed draw loans.

(2)
Number of new investments represents each commitment to a particular portfolio company.

(3)
When we refer to the "weighted average yield at fair value" in this report, we compute it with respect to particular securities by taking the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt included in such securities, and dividing it by (b) total debt and income producing securities at fair value included in such securities. When we refer to the "weighted average yield at amortized cost" in this report, we compute it with respect to particular securities by taking the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt included in such securities, and dividing it by (b) total debt and income producing securities at amortized cost included in such securities.

        The investment adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, the investment adviser grades the credit status of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended to reflect the performance of the portfolio company's business, the collateral coverage of the investment and other relevant factors. Under this system, investments with a grade of 4 involve the least amount of risk in our portfolio. This portfolio company is performing above expectations and the trends and risk factors are generally favorable, including a potential exit. Investments graded 3 involve a level of risk that is similar to the risk at the time of origination. This portfolio company is performing as expected and the risk factors are neutral to favorable. All new investments are initially assessed a grade of 3. Investments graded 2 involve a portfolio company performing below expectations and indicates that the investment's risk has increased materially since origination. This portfolio company may be out of compliance with debt covenants, however, payments are generally not more than 120 days past due. For investments graded 2, our investment adviser increases procedures to monitor the portfolio company and will write down the fair value of the investment if it is deemed to be impaired. An investment grade of 1 indicates that the portfolio company is performing materially below expectations and that the investment risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Investments graded 1 are not anticipated to be repaid in full and our investment adviser will reduce the fair market value of the investment to the amount our investment adviser anticipates will be recovered. Our investment adviser employs half-point increments to reflect underlying trends in portfolio company operating or financial performance, as well as the general outlook. As of December 31, 2008, the weighted average investment grade of the investments in our portfolio was 2.9 and six loans were past-due or on non-accrual status. The weighted average investment grade of the investments in our portfolio as of December 31, 2007 was 3.0. The distribution of the grades of our portfolio companies as of December 31, 2008 and 2007 is as follows (dollar amounts in thousands):

	As of December 31, 2008		As of December 31, 2007
	Fair Value	Number of Companies	Fair Value	Number of Companies
Grade 1	$48,192	8	$13,927	1
Grade 2	180,527	9	115,585	6
Grade 3	1,632,136	68	1,581,811	66
Grade 4	112,122	6	62,879	3

	$1,972,977	91	$1,774,202	76

        The weighted average yields of the following portions of our portfolio as of December 31, 2008 and 2007 were as follows:

	As of December 31,
	2008		2007
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Debt and income producing securities	12.79%	11.73%	11.68%	11.64%
Total portfolio	11.24%	9.78%	10.22%	10.14%
Senior term debt	12.01%	10.85%	11.19%	11.05%
Senior subordinated debt	14.78%	13.69%	13.23%	12.97%
Income producing equity securities	8.42%	9.30%	10.36%	9.90%
First lien senior term debt	10.80%	9.99%	10.53%	10.47%
Second lien senior term debt	13.75%	12.04%	12.38%	12.10%

RESULTS OF OPERATIONS

For the years ended December 31, 2008, 2007 and 2006

        Operating results for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	For the Year Ended December 31,
	2008	2007	2006
Total Investment Income	$240,461	$188,873	$120,021
Total Expenses	113,221	94,750	58,458

Net Investment Income Before Income Taxes	127,240	94,123	61,563
Income Tax Expense (Benefit), Including Excise Tax	248	(826)	4,931

Net Investment Income	126,992	94,949	56,632
Net Realized Gains	6,371	6,544	27,616
Net Unrealized Losses	(272,818)	(10,661)	(14,553)

Net (Decrease) Increase in Stockholders' Equity Resulting From Operations	$(139,455)	$90,832	$69,695

Investment Income

        For the year ended December 31, 2008, total investment income increased $51.6 million, or 27% over the year ended December 31, 2007. Interest income from investments increased $46.0 million, or 28%, to $208.5 million for the year ended December 31, 2008 from $162.4 million for the comparable period in 2007. The increase in interest income from investments was primarily due to the increase in the size of the portfolio as well as increases in the weighted average yield on the portfolio. The average investments, at fair value, for the year increased to $2.0 billion for the year ended December 31, 2008 from $1.5 billion for the comparable period in 2007. Capital structuring service fees increased $3.2 million, or 18%, to $21.2 million for the year ended December 31, 2008 from $18.0 million for the comparable period in 2007. The increase in capital structuring service fees was primarily due to the increase in fee percentages as a result of more favorable terms available in the current market.

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

Operating Expenses

        For the year ended December 31, 2008, total expenses increased $18.5 million, or 19%, from the year ended December 31, 2007. Base management fees increased $6.9 million, or 29%, to $30.5 million for the year ended December 31, 2008 from $23.5 million for the comparable period in 2007, primarily due to the increase in the size of the portfolio. Incentive fees related to pre-incentive fee net investment income increased $8.2 million, or 35%, to $31.7 million for the year ended December 31, 2008 from $23.5 million for the comparable period in 2007, primarily due to the increase in the size of the portfolio and the related increase in net investment income. The increase in total expenses was partially offset by the decline in interest expense and credit facility fees. Interest expense and credit facility fees decreased $0.4 million, or 1%, to $36.5 million for the year ended December 31, 2008 from $36.9 million for the comparable period in 2007, despite significant increases in the outstanding borrowings for the period. The average outstanding borrowings during the year ended December 31, 2008 was $819.0 million compared to average outstanding borrowings of $567.9 million for the comparable period in 2007. The increase in outstanding borrowings was more than offset by the decline in the average cost of borrowing which went from 6.08% for the year ended December 31, 2007 to 4.06% for the year ended December 31, 2008.

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

Income Tax Expense, Including Excise Tax

        The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. Among other things, the Company has, in order to maintain its RIC status, made and intends to continue to make the requisite distributions to its stockholders which will generally relieve the Company from U.S. federal income taxes.

        Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended December 31, 2008, 2007 and 2006 provisions of approximately $0.1 million, $0.1 million and $0.6 million respectively, were recorded for federal excise tax.

        Certain of our wholly owned subsidiaries are subject to U.S. federal and state income taxes. For the year ended December 31, 2008, we recorded a tax provision of approximately $0.1 for these subsidiaries. For the year ended December 31, 2007, we recorded a tax benefit of approximately $0.9 million for these subsidiaries. For the year ended December 31, 2006, we recorded a tax provision of $4.4 million, for these subsidiaries.

Net Realized Gains/Losses

        During the year ended December 31, 2008, the Company had $495.6 million of sales and repayments resulting in $6.6 million of net realized gains. These sales and repayments included the $75.5 million of loans sold to the Ivy Hill Funds. Net realized gains were comprised of $6.8 million of gross realized gains and $0.2 of gross realized losses. The most significant realized gains and losses during the year ended December 31, 2008 were as follows (in millions):

Portfolio Company	Realized Gain (Loss)
Hudson Group, Inc.	$2.8
Waste Pro USA, Inc.	2.0
Daily Candy, Inc.	1.3
Other	0.5

Total	$6.6

        During the year ended December 31, 2007, the Company had $725.2 million of sales and repayments resulting in $6.6 million of net realized gains. These sales and repayments included the $133.0 million of loans sold to Ivy Hill I. Net realized gains were comprised of $16.2 million of gross realized gains and $9.7 million of gross realized losses. The most significant realized gains and losses during the year ended December 31, 2007 were as follows (in millions):

Portfolio Company	Realized Gain (Loss)
The GSI Group, Inc.	$6.2
Varel Holdings, Inc.	4.0
Equinox SMU Partners LLC	3.5
Berkline/Benchcraft Holdings LLC	(8.8)
Other	1.7

Total	$6.6

        During the year ended December 31, 2006, the Company had $457.7 million of sales and repayments resulting in $27.6 million of net realized gains. Net realized gains were comprised of $27.7 million of gross realized gains and $0.1 million of gross realized losses. The most significant realized gains and losses during the year ended December 31, 2006 were as follows (in millions):

Portfolio Company	Realized Gain (Loss)
CICQ, LP	$18.6
United Site Services, Inc.	4.5
GCA Services Group, Inc.	1.0
Other	3.5

Total	$27.6

Net Unrealized Gains/Losses

        For the year ended December 31, 2008, the Company had net unrealized losses of $272.8 million, which was comprised of $54.9 million in unrealized appreciation, $323.9 million in unrealized depreciation and $3.8 million relating to the reversal of prior period net unrealized appreciation. The most significant changes in net unrealized appreciation and depreciation during the year ended December 31, 2008 were as follows (in millions):

Portfolio Company	Unrealized Appreciation (Depreciation)
R3 Education, Inc.	$5.0
Instituto de Banco Y Comercio, Inc.	4.5
Industrial Container Services LLC	4.1
Diversified Collection Services, Inc.	3.4
Campus Management Corp.	3.0
Prommis Solutions, LLC	(3.1)
309179 Nova Scotia, Inc.	(3.1)
National Print Group, Inc.	(3.1)
Athletic Club Holdings, Inc.	(3.2)
Booz Allen Hamilton, Inc.	(3.2)
Wastequip, Inc.	(3.3)
Direct Buy Holdings, Inc.	(3.6)
OnCURE Medical Corp.	(3.6)
VSS-Tranzact Holdings, LLC	(4.0)
Summit Business Media, LLC	(4.0)
Best Brands Corporation	(4.3)
GG Merger Sub I, Inc.	(4.7)
Apogee Retail, LLC	(4.8)
Ivy Hill Middle Market Credit Fund, Ltd.	(5.6)
Making Memories Wholesale, Inc.	(6.7)
Vistar Corporation	(6.9)
HB&G Building Products	(7.4)
Growing Family, Inc.	(7.5)
Primis Marketing Group, Inc.	(7.6)
Capella Healthcare, Inc.	(9.5)
Wear Me Apparel, LLC	(12.1)
Things Remembered, Inc.	(12.3)
Apple & Eve, LLC	(12.4)
MPBP Holdings, Inc.	(15.3)
DSI Renal, Inc.	(18.1)
Reflexite Corporation	(19.2)
Courtside Acquisition Corp.	(30.9)
Firstlight Financial Corporation	(37.0)
Other	(32.5)

Total	$(269.0)

        For the year ended December 31, 2007, the Company had net unrealized losses of $10.7 million, which was comprised of $52.5 million in unrealized appreciation, $60.4 million in unrealized depreciation and $2.8 million relating to the reversal of prior period net unrealized appreciation.

The most significant changes in unrealized appreciation and depreciation during the year ended December 31, 2007 were as follows (in millions):

Portfolio Company	Unrealized Appreciation (Depreciation)
Reflexite Corporation	$27.2
The GSI Group, Inc.	5.6
Waste Pro, Inc.	4.0
Daily Candy, Inc.	3.6
Industrial Container Services, Inc.	3.2
Varel Holdings, Inc.	3.0
Wastequip, Inc.	(3.2)
Making Memories Wholesale, Inc.	(5.0)
Primis Marketing Group, Inc.	(5.6)
Universal Trailer Corporation	(7.2)
Wear Me Apparel, LLC	(8.0)
Firstlight Financial Corporation	(10.0)
MPBP Holdings, Inc.	(10.5)
Other	(5.0)

Total	$(7.9)

        For the year ended December 31, 2006, the Company had net unrealized losses of $14.6 million, which was comprised of $9.2 million in unrealized appreciation, $8.9 million in unrealized depreciation and $14.9 million relating to the reversal of prior period net unrealized appreciation. The most significant changes in unrealized appreciation and depreciation during the year ended December 31, 2006 were as follows (in millions):

Portfolio Company	Unrealized Appreciation (Depreciation)
CICQ, LP	$4.0
Universal Trailer Corporation	3.4
Varel Holdings, Inc.	1.0
Making Memories Wholesale, Inc.	(2.4)
Berkshire/Benchcraft Holdings LLC	(6.5)
Other	0.8

Total	$0.3

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

        Since the Company's inception, the Company's liquidity and capital resources have been generated primarily from the net proceeds of public offerings of common stock, the Debt Securitization, advances from the CP Funding Facility and Revolving Credit Facility (together, the "Facilities"), as well as cash flows from operations.

        As of December 31, 2008, the Company had $89.4 million in cash and cash equivalents and $908.8 million in total indebtedness outstanding. Subject to leverage restrictions, the Company had approximately $265.2 million available for additional borrowings under the Facilities as of December 31, 2008.

        Due to increasing volatility in global markets, the availability of capital and access to capital markets has been limited. Until constraints on raising new capital ease, we intend to pursue other avenues of liquidity such as adjusting the pace of our investments, becoming more selective in evaluating investment opportunities to ensure appropriate risk-adjusted returns, pursuing asset sales, and/or recycling lower yielding investments. As the global liquidity situation evolves, we will continue to monitor and adjust our funding approach accordingly. However, given the unprecedented nature of the volatility in the global markets, there can be no assurances that these activities will be successful. Moreover, if current levels of market disruption and volatility continue or worsen, we could face materially higher financing costs. Consequently, our operating strategy could be materially and adversely affected. The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments. A failure to renew or replace the CP Funding Facility with other indebtedness, and any required sale of all or portion of the collateral securing the CP Funding Facility, could have a material adverse impact on our business, financial condition and results of operations.

Equity Offerings

        On April 28, 2008, we completed a transferable rights offering, issuing 24,228,030 shares at a subscription price of $11.0016 per share, less dealer manager fees of $0.22 per share. Net proceeds after deducting the dealer manager fees and estimated offering expenses were approximately $259.8 million. Ares Investments LLC ("Ares Investments"), an affiliate of the investment adviser, purchased 1,643,215 shares in the rights offering, bringing its total shares owned to 2,859,882 shares of common stock, representing approximately 2.9% of our total shares outstanding as of December 31, 2008.

        The following table summarizes the total shares issued and proceeds we received net of underwriter, dealer manager and offering costs for the years ended December 31, 2008, 2007 and 2006 (in millions, except per share data):

	Shares issued	Offering price per share	Proceeds net of underwriting and offering costs
2008
April 2008 public offering	24.2	$11.00	$259.8

Total for the year ended December 31, 2008	24.2		$259.8
2007
August 2007 public offering	2.6	$16.30	$42.3
April 2007 public offering	15.5	$17.97	267.2
February 2007 public offering	1.4	$19.95	27.2
Underwriters over-allotment option related to December 2006 public offering	0.4	$18.50	7.5

Total for the year ended December 31, 2007	19.9		$344.2
2006
December 2006 public offering	2.7	$18.50	$49.8
July 2006 public offering	10.8	$15.67	162.0

Total for the year ended December 31, 2006	13.5		$211.8

        Part of the proceeds from our public offerings in 2008, 2007 and 2006 were used to repay outstanding indebtedness. The remaining unused portions of the proceeds from our public offerings were used to fund investments in portfolio companies in accordance with our investment objective and strategies and market conditions.

        As of December 31, 2008, total market capitalization for the Company was $0.6 billion compared to $1.1 billion as of December 31, 2007.

Debt Capital Activities

        Our debt obligations consisted of the following as of December 31, 2008 and 2007 (in millions):

	As of December 31, 2008	As of December 31, 2007
Revolving Credit Facility	$480.5	$282.5
CP Funding Facility	114.3	85.0
Debt Securitization	314.0	314.0

	$908.8	$681.5

        The weighted average interest rate and weighted average maturity of all our outstanding borrowings as of December 31, 2008 were 3.03% and 4.9 years, respectively.

        The weighted average interest rate and weighted average maturity of all our outstanding borrowings as of December 31, 2007 were 5.66% and 6.9 years, respectively.

        The ratio of total debt outstanding to stockholders' equity as of December 31, 2008 was 0.83:1.00 compared to 0.60:1.00 as of December 31, 2007.

        A summary of our contractual payment obligations as of December 31, 2008 are as follows (in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Credit Facility	$480.5	$—	$480.5	$—	$—
CP Funding Facility	114.3	114.3	—	—	—
Debt Securitization	314.0	—	—	—	314.0

Total Debt	$908.8	$114.3	$480.5	$—	$314.0

        In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of December 31, 2008, our asset coverage for borrowed amounts was 220%.

  CP Funding Facility

        In October 2004, we formed Ares Capital CP Funding LLC ("Ares Capital CP"), a wholly owned subsidiary of the Company, through which we established a revolving facility, referred to as the "CP Funding Facility," that, as amended, allows Ares Capital CP to issue up to $350.0 million of variable funding certificates. As of December 31, 2008, there was $114.3 million outstanding under the CP Funding Facility and the Company continues to be in compliance with all of the limitations and requirements of the CP Funding Facility.

        On July 22, 2008, we entered into an amendment to the CP Funding Facility to, among other things, extend its maturity, decrease the availability and advance rates applicable to certain types of eligible loans and make certain provisions of the facility more restrictive. The Company paid a renewal fee of 0.786% of the total amount available for borrowing, or $2.75 million. On December 5, 2008, we entered into an amendment to the CP Funding Facility to, among other things, modify the net worth test applicable to the Company, decrease the advance rates applicable to certain types of eligible loans and add an asset coverage requirement with respect to the Company consistent with regulatory requirements.

        The CP Funding Facility is scheduled to expire on July 21, 2009. The CP Funding Facility is secured by all of the assets held by Ares Capital CP, which as of December 31, 2008 consisted of 45 investments. See Note 8 to our consolidated financial statements for more detail on the CP Funding Facility.

  Revolving Credit Facility

        In December 2005, we entered into a senior secured revolving credit facility, referred to as the Revolving Credit Facility, under which, as amended, the lenders have agreed to extend credit to the Company in an aggregate principal amount not exceeding $525.0 million at any one time outstanding. The Revolving Credit Facility expires on December 28, 2010 and with certain exceptions is secured by substantially all of the assets in our portfolio (other than investments held by Ares Capital CP under the CP Funding Facility and those held as a part of the Debt Securitization, discussed below), which as of December 31, 2008 consisted of 170 investments.

        The Revolving Credit Facility also includes an "accordion" feature that allows us to increase the size of the Revolving Credit Facility to a maximum of $765.0 million under certain circumstances. On January 21, 2009, we partially exercised the accordion feature of the Revolving Credit Facility, increasing the total amount available for borrowing from $510.0 million to $525.0 million. As of December 31, 2008, there was $480.5 million outstanding under the Revolving Credit Facility and the Company continues to be in compliance with all of the limitations and requirements of the Revolving Credit Facility. See Note 8 to our consolidated financial statements for more detail on the Revolving Credit Facility.

  Debt Securitization

        In July 2006, through our wholly owned subsidiary, ARCC CLO 2006 LLC ("ARCC CLO"), we completed a $400.0 million debt securitization (the "Debt Securitization") and issued approximately $314.0 million principal amount of asset-backed notes (including $50.0 million of revolving notes, all of which were drawn down as of December 31, 2008) (the "CLO Notes") to third parties that were secured by a pool of middle market loans that have been purchased or originated by the Company. The CLO Notes are included in the December 31, 2008 consolidated balance sheet. We retained approximately $86.0 million of aggregate principal amount of certain BBB and non-rated securities in the Debt Securitization (the "Retained Notes"). As of December 31, 2008, there were 67 investments securing the CLO Notes.

        The CLO Notes mature on December 20, 2019. As of December 31, 2008, there was $314.0 million outstanding under the Debt Securitization (excluding the Retained Notes). See Note 8 to our consolidated financial statements for more detail on the Debt Securitization. In February 2009, we purchased, in open market transactions, a total of $27.0 million of our outstanding debt securities under the Debt Securitization for $6.6 million.

        In addition, as of December 31, 2008, we had a long-term issuer rating of Baa3 from Moody's Investor Service and a long-term counterparty credit rating from Standard & Poor's Ratings Service of BBB.

PORTFOLIO VALUATION

        Investment transactions are recorded on the trade date. Realized gains or losses are computed using the specific identification method. Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of our investments) are valued at fair value as determined in good faith by our board of directors, based on the input of our management and audit committee and independent valuation firms that have been engaged at the direction of the board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12 month period and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter, with approximately 50% (based on value) of our valuations of portfolio companies without readily available market quotations subject to review by an independent valuation firm.

        As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (an estimate of the total fair value of the portfolio company's debt and equity), the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company's securities to publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation.

        Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors, based on the input of our management and audit committee and independent valuation firms under a valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize significantly less than the value at which we have recorded it.

        In addition, changes in the market environment, such as inflation, and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. See "Risk Factors—Risks Relating to our Investments—Price declines and illiquidity in the corporate debt markets have adversely affected, and may continue to adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation."

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

  •
  The audit committee of our board of directors reviews these preliminary valuations, as well as the input of independent valuation firms with respect to the valuations of approximately 50% (based on value) of our portfolio companies without readily available market quotations.

  •
  The board of directors discusses valuations and determines the fair value of each investment in our portfolio without a readily available market quotation in good faith based on the input of our management and audit committee and independent valuation firms.

        Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"), which expands the application of fair value accounting for investments (see Note 9 to the consolidated financial statements).

OFF BALANCE SHEET ARRANGEMENTS

        As of December 31, 2008, the Company had the following commitments to fund various revolving senior secured and subordinated loans (in millions):

	As of December 31, 2008	As of December 31, 2007
Total revolving commitments	$419.0	$323.6
Less: funded commitments	(139.6)	(79.2)

Total unfunded commitments	279.4	244.4
Less: commitments substantially at discretion of the Company	(32.4)	—
Less: unavailable commitments due to borrowing base or other covenant restriction	(64.5)	(15.4)

Total net adjusted unfunded revolving commitments	$182.5	$229.0

        Of the total commitments as of December 31, 2008, $342.9 million extend beyond the maturity date for our Revolving Credit Facility. Included within the total commitments as of December 31, 2008 are commitments to issue up to $15.8 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of December 31, 2008, the Company had $12.5 million in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability. Of these letters of credit, $0.2 million expire on January 31, 2009, $3.7 million expire on February 28, 2009, $8.1 million expire on September 30, 2009 and $0.5 million expire on August 31, 2010.

        As of December 31, 2008 and 2007, the Company was subject to subscription agreements to fund equity investments in private equity investment partnerships, substantially all at the discretion of the Company as follows (in millions):

	December 31, 2008	December 31, 2007
Total private equity commitments	$428.3	$111.8
Total unfunded private equity commitments	$423.6	$110.5

RECENT DEVELOPMENTS

        As of February 27, 2009, we had made $9.6 million of investments since December 31, 2008. Of these investments, substantially all were senior subordinated debt. Of these investments, 14% have stated interest at floating rates and 81% have stated interest at fixed rates with a weighted average stated rate of 16.5%. As of February 27, 2009, we exited $21.7 million of investments since December 31, 2008. Of these investments, 56% were senior secured debt and 44% were senior subordinated debt. Of these investments, 98% bore interest at fixed rates with a weighted average stated rate of 13.0%.

        In January 2009, we increased the size of the Revolving Credit Facility by $15.0 million by exercising the "accordion" feature, bringing the total aggregate principal amount available for borrowing under the Revolving Credit Facility to $525.0 million.

        In February 2009, we purchased, in open market transactions, a total of $27.0 million of our outstanding debt securities under the Debt Securitization for a purchase price of $6.6 million.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are subject to financial market risks, including changes in interest rates of our investment portfolio.

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

        As of December 31, 2008, approximately 57% of the investments at fair value in our portfolio were at fixed rates while approximately 32% were at variable rates and 11% were non-interest earning. The Debt Securitization, the CP Funding Facility and the Revolving Credit Facility all feature variable rates.

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

        Based on our December 31, 2008 balance sheet, the following table shows the impact on net income of base rate changes in interest rates assuming no changes in our investment and borrowing structure and reflecting the effect of our interest rate swap agreement described above and in Note 10 of the consolidated financial statements (in millions):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$21.4	$25.0	$(3.6)
Up 200 basis points	$14.2	$16.7	$(2.5)
Up 100 basis points	$7.1	$8.3	$(1.2)
Down 100 basis points	$(6.2)	$(8.3)	$2.1
Down 200 basis points	$(11.2)	$(15.1)	$3.9
Down 300 basis points	$(14.7)	$(17.0)	$2.3

        Based on our December 31, 2007 balance sheet, the following table shows the impact on net income of base rate changes in interest rates assuming no changes in our investment and borrowing structure (in millions):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$24.4	$20.4	$4.0
Up 200 basis points	$16.3	$13.6	$2.7
Up 100 basis points	$8.1	$6.8	$1.3
Down 100 basis points	$(8.1)	$(6.8)	$(1.3)
Down 200 basis points	$(16.3)	$(13.6)	$(2.7)
Down 300 basis points	$(24.4)	$(20.4)	$(4.0)

Item 8.    Financial Statements And Supplementary Data

        See the Index to Consolidated Financial Statements.

Item 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

        None.

Item 9A.    Controls And Procedures

        (a)    Evaluation of Disclosure Controls and Procedures.    The Company's management, with the participation of the Company's President and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, the Company's President and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2008, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures, include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        (b)    Management's Report on Internal Controls over Financial Reporting.    The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2008. The Company's internal control over financial reporting as of December 31, 2008, has been audited by our independent registered public accounting firm, KPMG LLP, as stated in its report titled "Report of Independent Registered Public Accounting Firm" on page F-2.

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

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2009 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2008, and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2009 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2008, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2009 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2008, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2009 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2008, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2009 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2008, and is incorporated herein by reference.

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

  3.
  Exhibits.

Number	Description
3.1	Articles of Amendment and Restatement, as amended(1)
3.2	Second Amended and Restated Bylaws(2)
4.1	Form of Stock Certificate(3)
10.1	Dividend Reinvestment Plan, effective until April 29, 2009(4)
10.2	Dividend Reinvestment Plan, effective as of April 30, 2009(2)
10.3	Amended and Restated Investment Advisory and Management Agreement, dated as of June 1, 2006, between Ares Capital Corporation and Ares Capital Management LLC(5)
10.4	Custodian Agreement between the Company and U.S. Bank National Association(3)
10.5	Amended and Restated Administration Agreement, dated as of June 1, 2007, between Ares Capital Corporation and Ares Operations LLC(6)
10.6	Trademark License Agreement between Ares Capital Corporation and Ares Management LLC(4)
10.7	Form of Indemnification Agreement between Ares Capital Corporation and directors and certain officers(3)
10.8	Form of Indemnification Agreement between Ares Capital Corporation and the members of the Ares Capital Management LLC investment committee(3)
10.9	Purchase and Sale Agreement, dated as of November 3, 2004, by and between Ares Capital Corporation and Ares Capital CP Funding LLC(7)
10.10
Sale and Servicing Agreement, dated as of November 3, 2004, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, certain conduits and institutional lenders agented by Wachovia Capital Markets, LLC, U.S. Bank National Association, as trustee, and Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as the backup servicer(7)
10.11
Amendment No. 1 to Sale and Servicing Agreement, dated as of December 30, 2004, by and among Ares Capital CP Funding LLC, Ares Capital Corporation, each of the conduit purchasers and institutional purchasers from time to time party thereto, each of the purchaser agents from time to time party thereto, Wachovia Capital Markets, LLC, as administrative agent, U.S. Bank National Association, as trustee, and Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as the backup servicer*

Number	Description
10.12	Amendment No. 2 to Sale and Servicing Agreement, dated as of April 8, 2005, among Ares Capital CP Funding LLC, Ares Capital Corporation, each of the Conduit Purchasers and Institutional Purchasers from time to time party thereto, each of the Purchaser Agents from time to time party thereto, Wachovia Capital Markets, LLC, as administrative agent, U.S. Bank National Association, as trustee, and Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as the backup servicer(8)
10.13
Amendment No. 3 to Sale and Servicing Agreement, dated as of October 31, 2005, among Ares Capital CP Funding LLC, Ares Capital Corporation, each of the Conduit Purchasers and Institutional Purchasers from time to time party thereto, each of the Purchaser Agents from time to time party thereto, Wachovia Capital Markets, LLC, as administrative agent, U.S. Bank National Association, as trustee, and Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as the backup servicer(9)
10.14
Amendment No. 4 to Sale and Servicing Agreement, dated as of November 14, 2005, among Ares Capital CP Funding LLC, Ares Capital Corporation, each of the Conduit Purchasers and Institutional Purchasers from time to time party thereto, each of the Purchaser Agents from time to time party thereto, Wachovia Capital Markets, LLC, as administrative agent, U.S. Bank National Association, as trustee, and Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as the backup servicer(10)
10.15
Amendment No. 5 to Sale and Servicing Agreement, dated as of December 28, 2005, by and among Ares Capital CP Funding LLC, Ares Capital Corporation, each of the conduit purchasers and institutional purchasers from time to time party thereto, each of the purchaser agents from time to time party thereto, Wachovia Capital Markets, LLC, as administrative agent, U.S. Bank National Association, as trustee, and Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as the backup servicer*
10.16
Amendment No. 6 to Sale and Servicing Agreement, dated as of November 1, 2006, among Ares Capital CP Funding LLC, Ares Capital Corporation, each of the Conduit Purchasers and Institutional Purchasers from time to time party thereto, each of the Purchaser Agents from time to time party thereto, Wachovia Capital Markets, LLC, as administrative agent, U.S. Bank National Association, as trustee, and Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as the backup servicer(11)
10.17
Amendment No. 7 to Sale and Servicing Agreement, dated as of March 8, 2007, by and among Ares Capital CP Funding LLC, Ares Capital Corporation, each of the conduit purchasers and institutional purchasers from time to time party thereto, each of the purchaser agents from time to time party thereto, Wachovia Capital Markets, LLC, as administrative agent, U.S. Bank National Association, as trustee, and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the backup servicer*
10.18
Amendment No. 8 to Sale and Servicing Agreement, dated as of August 6, 2007, by and among Ares Capital CP Funding LLC, Ares Capital Corporation, each of the conduit purchasers and institutional purchasers from time to time party thereto, each of the purchaser agents from time to time party thereto, Wachovia Capital Markets, LLC, as administrative agent, U.S. Bank National Association, as trustee, and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the backup servicer*

Number	Description
10.19	Amendment No. 9 to Sale and Servicing Agreement, dated as of October 18, 2007, by and among Ares Capital CP Funding LLC, Ares Capital Corporation, each of the Conduit Purchasers and Institutional Purchasers from time to time party thereto, each of the purchaser agents from time to time party thereto, Wachovia Capital Markets, LLC, as administrative agent and purchaser agent with respect to Variable Funding Capital Company LLC as conduit purchaser, U.S. Bank National Association, as trustee, and Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as the backup servicer(12)
10.20
Amendment No. 10 to Sale and Servicing Agreement, dated as of July 22, 2008, by and among Ares Capital CP Funding LLC, Ares Capital Corporation, each of the conduit purchasers and institutional purchasers from time to time party thereto, each of the purchaser agents from time to time party thereto, Wachovia Capital Markets, LLC, as administrative agent and purchaser agent with respect to Variable Funding Capital Company LLC as conduit purchaser, U.S. Bank National Association, as trustee, and Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as the backup servicer(13)
10.21
Amendment No. 11 to Sale and Servicing Agreement, dated as of September 8, 2008, by and among Ares Capital CP Funding LLC, Ares Capital Corporation, each of the conduit purchasers and institutional purchasers from time to time party thereto, each of the purchaser agents from time to time party thereto, Wachovia Capital Markets, LLC, as administrative agent and purchaser agent with respect to Variable Funding Capital Company LLC as conduit purchaser, U.S. Bank National Association, as trustee, and Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as the backup servicer(14)
10.22
Amendment No. 12 to Sale and Servicing Agreement, dated as of December 5, 2008, by and among Ares Capital CP Funding LLC, Ares Capital Corporation, each of the conduit purchasers and institutional purchasers from time to time party thereto, each of the purchaser agents from time to time party thereto, Wachovia Capital Markets, LLC, as administrative agent and purchaser agent with respect to Variable Funding Capital Company LLC, as conduit purchaser, U.S. Bank National Association, as trustee, and Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as the backup servicer(15)
10.23	Master Participation Agreement, dated as of July 7, 2006, between Ares Capital CP Funding LLC and Ares Capital Corporation(16)
10.24	Senior Secured Revolving Credit Agreement, dated as of December 28, 2005, among Ares Capital Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent(17)
10.25
First Amendment Agreement and Waiver, dated as of November 13, 2007, between Ares Capital Corporation as borrower, Ares Capital FL Holdings LLC, ARCC CIC Flex Corp., ARCC Imperial Corporation and ARCC Imperial LLC as subsidiary guarantors and BMO Capital Markets Financing, Inc., Merrill Lynch Capital Corporation, SunTrust Bank, Commerzbank AG, New York and Grand Cayman Branches, UBS Loan Finance LLC, JPMorgan Chase Bank, N.A., Wachovia Bank, National Association and KBC Bank N.V. as Lenders(18)
10.26
Sale and Servicing Agreement, dated as of July 7, 2006, among ARCC Commercial Loan Trust 2006, as issuer, ARCC CLO 2006 LLC, as trust depositor, Ares Capital Corporation, as originator and as servicer, U.S. Bank National Association, as trustee and as collateral administrator, Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as backup servicer, and Wilmington Trust Company, as owner trustee(16)

Number	Description
10.27	Commercial Loan Sale Agreement, dated as of July 7, 2006, between Ares Capital Corporation and ARCC CLO 2006 LLC(16)
10.28	Indenture, dated as of July 7, 2006, between ARCC Commercial Loan Trust 2006 and U.S. Bank National Association(16)
10.29	Amended and Restated Trust Agreement, dated as of July 7, 2006, among ARCC CLO 2006 LLC, Wilmington Trust Company and U.S. Bank National Association(16)
10.30	Collateral Administration Agreement, dated as of July 7, 2006, among ARCC Commercial Loan Trust 2006, Ares Capital Corporation and U.S. Bank National Association(16)
10.31	Class A-1A VFN Purchase Agreement, dated as of July 7, 2006, among ARCC Commercial Loan Trust 2006, U.S. Bank National Association and other Class A-1A VFN noteholders party thereto(16)
11.1	Statement of Computation of Per Share Earnings(19)
14.1	Code of Conduct of Ares Capital Corporation, as amended*
21.1	Subsidiaries of the Company*
31.1	Certification by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith

(1)
Incorporated by reference to Exhibit (a) to the Company's pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-149109), filed on March 14, 2008.

(2)
Incorporated by reference to Exhibits 3.1 and 10.1, as applicable, to the Company's Form 8-K (File No. 814-00663) filed on February 27, 2009.

(3)
Incorporated by reference to Exhibits (d), (j), (k)(4) and (k)(5), as applicable, to the Company's pre-effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-114656), filed on September 28, 2004.

(4)
Incorporated by reference to Exhibits (e) and (k)(3), as applicable, to the Company's pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-114656), filed on September 17, 2004.

(5)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663) filed on June 5, 2006.

(6)
Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q (File No. 814-00663) for the quarter ended June 30, 2007 filed on August 9, 2007.

(7)
Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company's Form 8-K (File No. 814-00663) filed on November 8, 2004.

(8)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663) filed on April 12, 2005.

(9)
Incorporated by reference to Exhibit 10.12 to the Company's Form 10-K (File No. 814-00663) for the year ended December 31, 2005 filed on February 28, 2006.

(10)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663) filed on November 14, 2005.

(11)
Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q (File No. 814-00663) for the quarter ended September 30, 2006 filed on November 8, 2006.

(12)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663) filed on October 23, 2007.

(13)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663) filed on July 24, 2008.

(14)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663) filed on September 10, 2008.

(15)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663) filed on December 9, 2008.

(16)
Incorporated by reference to Exhibits 10.2 through 10.8, as applicable, to the Company's Form 10-Q (File No. 814-00663) for the quarter ended June 30, 2006 filed on August 9, 2006.

(17)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663) filed on December 30, 2005.

(18)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663) filed on November 14, 2007.

(19)
Included in Note 4 to the Company's Notes to Consolidated Financial Statements filed herewith.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ares Capital Corporation:

        We have audited the accompanying consolidated balance sheets of Ares Capital Corporation (and subsidiaries) (the Company) as of December 31, 2008 and 2007, including the consolidated schedule of investments as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal controls over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ares Capital Corporation (and subsidiaries) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Ares Capital Corporation (and subsidiaries) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        As explained in note 5, the accompanying consolidated financial statements include investments valued at $ 1.97 billion (180 percent of net assets), whose fair values have been estimated by the Board of Directors and management in the absence of readily determinable fair values. Such estimates are based on financial and other information provided by management of its portfolio companies, pertinent market and industry data, as well as input from independent valuation firms. These investments are valued in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which requires the Company to assume that the portfolio investments are sold in a principal market to market participants. The Company has considered its principal market as the market in which the Company exits it portfolio investments with the greatest volume and level of activity. SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to these valuation techniques are observable or unobservable. $1.86 billion of investments at December 31, 2008 are valued based on unobservable inputs. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, they may fluctuate significantly over short periods of time. These determinations of fair value could differ materially from the values that would have been utilized had a ready market for these investments existed.

Los Angeles, California
March 2, 2009

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share data)

	As of
	December 31, 2008	December 31, 2007
ASSETS
Investments at fair value (amortized cost of $2,267,593 and $1,795,621, respectively)
Non-controlled/non-affiliate investments	$1,477,492	$1,167,200
Non-controlled affiliate company investments	329,326	430,371
Controlled affiliate company investments	166,159	176,631

Total investments at fair value	1,972,977	1,774,202
Cash and cash equivalents	89,383	21,142
Receivable for open trades	3	1,343
Interest receivable	17,547	23,730
Other assets	11,423	8,988

Total assets	$2,091,333	$1,829,405

LIABILITIES
Debt	$908,786	$681,528
Dividend payable	40,804	—
Management and incentive fees payable	32,989	13,041
Accounts payable and other liabilities	10,006	5,516
Interest and facility fees payable	3,869	4,769

Total liabilities	996,454	704,854

Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Common stock, par value $.001 per share, 200,000,000 and 100,000,000 common shares authorized, respectively, 97,152,820 and 72,684,090 common shares issued and outstanding, respectively	97	73
Capital in excess of par value	1,395,958	1,136,599
Accumulated undistributed net investment income	(7,637)	7,005
Accumulated net realized gain on sale of investments	(124)	1,471
Net unrealized (depreciation) appreciation on investments	(293,415)	(20,597)

Total stockholders' equity	1,094,879	1,124,551

Total liabilities and stockholders' equity	$2,091,333	$1,829,405

NET ASSETS PER SHARE	$11.27	$15.47

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(dollar amounts in thousands, except per share data)

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest from investments	$169,519	$135,145	$85,642
Capital structuring service fees	16,421	12,474	14,634
Interest from cash & cash equivalents	1,625	2,946	2,420
Dividend income	1,621	1,880	2,228
Other income	3,244	1,054	552

Total investment income from non-controlled/non-affiliate company investments	192,430	153,499	105,476
From non-controlled affiliate company investments:
Interest from investments	28,532	21,413	11,230
Capital structuring service fees	1,821	2,635	1,384
Dividend income	825	1,224	—
Management fees	750	750	—
Other income	847	381	230

Total investment income from non-controlled affiliate company investments	32,775	26,403	12,844
From controlled affiliate company investments:
Interest from investments	10,420	5,876	1,459
Capital structuring service fees	3,000	2,899	—
Dividend income	133	121	242
Management fees	1,628	45	—
Other income	75	30	—

Total investment income from controlled affiliate company investments	15,256	8,971	1,701

Total investment income	240,461	188,873	120,021

EXPENSES:
Interest and credit facility fees	36,515	36,889	18,584
Base management fees	30,463	23,531	13,646
Incentive management fees	31,748	23,522	19,516
Professional fees	5,990	4,907	3,016
Insurance	1,271	1,081	866
Administrative	2,701	997	953
Depreciation	503	410	259
Directors fees	337	280	250
Interest to the Investment Adviser	—	—	26
Other	3,693	3,133	1,342

Total expenses	113,221	94,750	58,458
NET INVESTMENT INCOME BEFORE INCOME TAXES	127,240	94,123	61,563

Income tax expense, including excise tax	248	(826)	4,931

NET INVESTMENT INCOME	126,992	94,949	56,632

REALIZED AND UNREALIZED NET GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCIES:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	5,200	2,754	27,569
Non-controlled affiliate company investments	1,357	—	47
Controlled affiliate company investment	—	3,808	—
Foreign currency transactions	(186)	(18)	—

Net realized gains	6,371	6,544	27,616
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	(168,570)	(3,388)	(15,554)
Non-controlled affiliate company investments	(82,457)	(34,497)	1,001
Controlled affiliate company investments	(21,797)	27,231	—
Foreign currency transactions	6	(7)	—

Net unrealized losses	(272,818)	(10,661)	(14,553)
Net realized and unrealized gains (losses) from investments and foreign currencies	(266,447)	(4,117)	13,063

NET (DECREASE) INCREASE IN STOCKHOLDERS' EQUITY RESULTING FROM OPERATIONS	$(139,455)	$90,832	$69,695

BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 4)	$(1.56)	$1.34	$1.58

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 4)	89,666,243	67,676,498	43,978,853

See accompanying notes to consolidated financial statements.

 ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2008
(dollar amounts in thousands, except per unit data)

Company(1)	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Healthcare—Services
American Renal Associates, Inc.	Senior secured loan ($1,443 par due 12/2010)	4.72% (Libor + 3.25%/Q)	12/14/2005	$1,443	$1,399	$0.97	(3)
	Senior secured loan ($180 par due 12/2010)	5.00% (Base Rate + 1.75%/D)	12/14/2005	180	175	$0.97	(3)
	Senior secured loan ($5,705 par due 12/2011)	4.72% (Libor + 3.25%/Q)	12/14/2005	5,705	5,534	$0.97	(3)
	Senior secured loan ($34 par due 12/2011)	5.00% (Base Rate + 1.75%/D)	12/14/2005	34	33	$0.97	(3)
	Senior secured loan ($262 par due 12/2011)	4.72% (Libor + 3.25%/Q)	12/14/2005	262	254	$0.97	(3)
	Senior secured loan ($2,620 par due 12/2011)	7.30% (Libor + 3.25% /Q)	12/14/2005	2,620	2,541	$0.97	(3)
Capella Healthcare, Inc.	Junior secured loan ($70,000 par due 2/2016)	13.00%	2/29/2008	70,000	63,000	$0.90
	Junior secured loan ($25,000 par due 2/2016)	13.00%	2/29/2008	25,000	22,500	$0.90	(2)
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC(6)	Preferred stock (7,427 shares)	14.00% PIK	6/15/2007	7,427	7,427	$1,000.00	(4)
	Common stock (9,679 shares)		6/15/2007	4,000	5,382	$556.05	(5)
	Common stock (1,546 shares)		6/15/2007	—	—	$—	(5)
DSI Renal, Inc.	Senior subordinated note ($29,589 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/2006	29,658	21,896	$0.74	(4)
	Senior subordinated note ($26,927 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/2006	26,971	19,847	$0.73	(2)(4)
	Senior subordinated note ($12,211 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/2006	12,231	9,036	$0.74	(3)(4)
	Senior secured revolving loan ($142 par due 3/2013)	6.25% (Base Rate + 3.00%/D)	4/4/2006	142	127	$0.89
	Senior secured revolving loan ($3,520 par due 3/2013)	3.47% (Libor + 3.00%/M)	4/4/2006	3,520	3,168	$0.90
	Senior secured revolving loan ($1,120 par due 3/2013)	3.47% (Libor + 3.00%/M)	4/4/2006	1,120	1,008	$0.90
	Senior secured revolving loan ($1,152 par due 3/2013)	4.50% (Libor + 3.00%/Q)	4/4/2006	1,152	1,037	$0.90
	Senior secured revolving loan ($1,600 par due 3/2013)	4.50% (Libor + 3.00%/Q)	4/4/2006	1,600	1,440	$0.90
GG Merger Sub I, Inc.	Senior secured loan ($23,330 par due 12/2014)	7.09% (Libor + 4.00%/S)	12/14/2007	22,426	18,938	$0.81
HCP Acquisition Holdings, LLC(7)	Class A units (8,566,824 units)		6/26/2008	8,567	6,500	$0.76	(5)
Heartland Dental Care, Inc.	Senior subordinated note ($40,217 par due 8/2013)	11.00% Cash, 3.25% PIK	7/31/2008	40,217	40,217	$1.00	(4)
MPBP Holdings, Inc., Cohr Holdings, Inc. and MPBP Acquisition Co., Inc.	Junior secured loan ($20,000 par due 1/2014)	9.19% (Libor + 6.25%/S)	1/31/2007	20,000	7,000	$0.35
	Junior secured loan ($12,000 par due 1/2014)	9.19% (Libor + 6.25%/S)	1/31/2007	12,000	4,200	$0.35	(3)
	Common stock (50,000 shares)		1/31/2007	5,000	—	$—	(5)
MWD Acquisition Sub, Inc.	Junior secured loan ($5,000 par due 5/2012)	8.13% (Libor + 6.25%/M)	5/3/2007	5,000	4,250	$0.85	(3)

OnCURE Medical Corp.	Senior subordinated note ($32,176 par due 8/2013)	11.00% Cash, 1.50% PIK	8/18/2006	32,176	28,935	$0.90	(4)
	Senior secured loan ($3,083 par due 8/2009)	4.75% (Libor + 3.50%/M)	8/18/2006	3,083	3,000	$0.97	(3)
	Common stock (857,143 shares)		8/18/2006	3,000	2,713	$3.17	(5)
Passport Health Communications, Inc., Passport	Senior secured loan ($12,935 par due 5/2014)	10.50% (Libor + 7.50%/S)	5/9/2008	12,935	12,671	$0.98
Holding Corp. and Prism Holding Corp.	Senior secured loan ($11,940 par due 5/2014)	10.50% (Libor + 7.50%/S)	5/9/2008	11,940	11,701	$0.98	(3)
	Series A preferred stock (1,594,457 shares)		7/30/2008	9,900	9,902	$6.21	(5)
	Common stock (16,106 shares)		7/30/2008	100	100	$6.21	(5)
PG Mergersub, Inc.	Senior subordinated loan ($5,000 par due 3/2016)	12.50%	3/12/2008	4,901	4,750	$0.95
	Preferred stock (333 shares)		3/12/2008	333	333	$1,000.00	(5)
	Common stock (16,667 shares)		3/12/2008	167	167	$10.00	(5)
The Schumacher Group of Delaware, Inc.	Senior subordinated loan ($35,849 par due 7/2012)	11.00% Cash, 2.50% PIK	7/18/2008	35,849	35,849	$1.00	(4)
Triad Laboratory Alliance, LLC	Senior subordinated note ($15,354 par due 12/2012)	12.00% Cash, 1.75% PIK	12/21/2005	15,354	14,894	$0.97	(4)
	Senior secured loan ($2,473 par due 12/2011)	4.71% (Libor + 3.25%/Q)	12/21/2005	2,473	2,201	$0.89	(3)
VOTC Acquisition Corp.	Senior secured loan ($3,068 par due 7/2012)	11.00% Cash, 2.00% PIK	6/30/2008	3,068	3,068	$1.00	(4)
	Senior secured loan ($14,000 par due 7/2012)	11.00% Cash, 2.00% PIK	6/30/2008	14,000	14,000	$1.00	(4)
	Series E preferred shares (3,888,222 shares)		7/14/2008	8,749	6,561	$1.69	(5)

				464,303	397,754			36.33%

Beverage, Food and Tobacco
3091779 Nova Scotia Inc.(8)	Junior secured loan (Cdn$14,058 par due 11/2012)	11.50% Cash, 1.50% PIK	11/2/2007	14,904	10,961	$0.74	(4)(12)
	Warrants to purchase 57,545 shares			—	—	$—	(5)
Apple & Eve, LLC and US Juice Partners, LLC(6)	Senior secured revolving loan ($8,000 par due 10/2013)	7.90% (Libor + 6.00%/M)	10/5/2007	8,000	6,400	$0.80
	Senior secured loan ($10,637 par due 10/2013)	6.47% (Libor + 6.00%/M)	10/5/2007	10,637	8,509	$0.80
	Senior secured loan ($19,976 par due 10/2013)	6.47% (Libor + 6.00%/M)	10/5/2007	19,976	15,981	$0.80	(2)
	Senior secured loan ($10,805 par due 10/2013)	6.47% (Libor + 6.00%/M)	10/5/2007	10,805	8,644	$0.80	(3)
	Senior units (50,000 units)		10/5/2007	5,000	2,500	$50.00	(5)
Best Brands Corporation	Senior secured loan ($10,971 par due 12/2012)	10.43% (Libor + 4.50% Cash, 4.50% PIK/M)	2/15/2008	9,501	9,326	$0.86	(4)
	Junior secured loan ($4,319 par due 6/2013)	10.00% Cash, 8.00% PIK	12/14/2006	4,307	3,883	$0.90	(4)
	Junior secured loan ($26,400 par due 6/2013)	10.00% Cash, 8.00% PIK	12/14/2006	26,308	23,729	$0.90	(2)(4)
	Junior secured loan ($12,201 par due 6/2013)	10.00% Cash, 8.00% PIK	12/14/2006	12,164	10,969	$0.90	(3)(4)
Bumble Bee Foods, LLC and BB Co-Invest LP	Senior subordinated loan ($40,706 par due 11/2018)	16.25% (12.00% Cash, 4.25% Optional PIK)	11/18/2008	40,706	40,706	$1.00	(4)
	Common stock (4,000 shares)		11/18/2008	4,000	4,000	$1,000.00	(5)
Charter Baking Company, Inc.	Senior subordinated note ($5,547 par due 2/2013)	12.00% PIK	2/6/2008	5,547	5,547	$1.00	(2)(4)
	Preferred stock (6,258 shares)		9/1/2006	2,500	2,500	$399.49	(5)

OTG Management, Inc.	Junior secured loan ($15,312 par due 6/2013)	18.00% (Libor + 11.00% Cash, 4.00% PIK/M)	6/19/2008	15,312	15,312	$1.00	(4)
	Warrants to purchase up to 9 shares of common stock			—	—	$—	(5)
Vistar Corporation and Wellspring Distribution Corp.	Senior subordinated loan ($48,625 par due 5/2015)	13.50%	5/23/2008	48,625	46,680	$0.96
	Senior subordinated loan ($25,000 par due 5/2015)	13.50%	5/23/2008	25,000	24,000	$0.96	(2)
	Class A non-voting common stock (1,366,120 shares)		5/23/2008	7,500	3,500	$2.56	(5)

				270,792	243,147			22.21%

Education
Campus Management Corp. and Campus Management Acquisition Corp.(6)	Senior secured revolving loan ($2,309 par due 8/2013)	13.00%	2/8/2008	2,309	2,309	$1.00
	Senior secured loan ($19,924 par due 8/2013)	13.00%	2/8/2008	19,924	19,924	$1.00
	Senior secured loan ($25,108 par due 8/2013)	13.00%	2/8/2008	25,108	25,108	$1.00	(2)
	Senior secured loan ($12,019 par due 8/2013)	13.00%	2/8/2008	12,019	12,019	$1.00
	Preferred stock (493,147 shares)	8.00% PIK	2/8/2008	8,952	12,000	$24.33	(4)
ELC Acquisition Corporation	Senior secured loan ($242 par due 11/2012)	5.45% (Libor + 3.25%/Q)	11/30/2006	243	219	$0.90	(3)
	Junior secured loan ($8,333 par due 11/2013)	7.47% (Libor + 7.00%/M)	11/30/2006	8,333	7,500	$0.90	(3)
Instituto de Banca y Comercio, Inc.(8)	Senior secured revolving loan ($1,643 par due 3/2014)	5.00% (Libor + 3.00%/Q)	3/15/2007	1,643	1,643	$1.00
	Senior secured loan ($7,500 par due 3/2014)	8.42% (Libor + 5.00%/Q)	3/15/2007	7,500	7,500	$1.00
	Senior secured loan ($7,266 par due 3/2014)	8.42% (Libor + 5.00%/Q)	3/15/2007	7,266	7,266	$1.00
	Senior secured loan ($4,987 par due 3/2014)	8.42% (Libor + 5.00%/Q)	3/15/2007	4,987	4,987	$1.00	(2)
	Senior secured loan ($11,820 par due 3/2014)	8.42% (Libor + 5.00%/Q)	3/15/2007	11,820	11,820	$1.00	(3)
	Senior subordinated loan ($19,641 par due 6/2014)	10.50% Cash, 3.50% PIK	6/4/2008	19,641	19,641	$1.00	(4)
	Promissory note ($429 par due 9/2015)	6.00%	6/4/2008	429	1,714	$4.00
	Preferred stock (214,286 shares)		6/4/2008	1,018	4,072	$19.00	(5)
	Common stock (214,286 shares)		6/4/2008	54	214	$1.00	(5)
Lakeland Finance, LLC	Senior secured note ($18,000 par due 12/2012)	11.50%	12/13/2005	18,000	16,920	$0.94
	Senior secured note ($15,000 par due 12/2012)	11.50%	12/13/2005	15,000	14,100	$0.94	(2)

R3 Education, Inc. (formerly known as Equinox EIC Partners, LLC and MUA Management Company, Ltd.)(7)(8)	Senior secured revolving loan ($3,850 par due 12/2012)	8.25% (Base Rate + 5.00%/D)	4/3/2007	3,850	3,773	$0.98
	Senior secured revolving loan ($1,250 par due 12/2012)	8.25% (Base Rate + 5.00%/D)	4/3/2007	1,250	1,225	$0.98
	Senior secured loan ($3,024 par due 12/2012)	6.46% (Libor + 6.00%/M)	4/3/2007	3,024	2,963	$0.98	(2)
	Senior secured loan ($14,113 par due 12/2012)	6.46% (Libor + 6.00%/M)	9/21/2007	14,113	13,830	$0.98	(2)
	Senior secured loan ($7,350 par due 12/2012)	9.09% (Libor + 6.00%/S)	4/3/2007	7,350	7,203	$0.98	(3)
	Common membership interest (26.27% interest)		9/21/2007	15,800	20,785		(5)
	Preferred stock (800 shares)			200	200	$250.00	(5)

				209,833	218,935			20.00%

Services—Other
American Residential Services, LLC	Junior secured loan ($20,201 par due 4/2015)	10.00% Cash, 2.00% PIK	4/17/2007	20,201	18,180	$0.90	(2)(4)
Diversified Collection Services, Inc.	Senior secured loan ($11,809 par due 8/2011)	8.50% (Libor + 5.75%/M)	2/2/2005	9,715	11,219	$0.95
	Senior secured loan ($4,203 par due 8/2011)	8.50% (Libor + 5.75%/M)	2/2/2005	4,209	3,993	$0.95	(3)
	Senior secured loan ($1,837 par due 2/2011)	11.25% (Libor + 8.50%/M)	2/2/2005	1,837	1,653	$0.90	(2)
	Senior secured loan ($7,125 par due 8/2011)	11.25% (Libor + 8.50%/M)	2/2/2005	7,125	6,412	$0.90	(3)
	Preferred stock (14,927 shares)		5/18/2006	169	109	$7.30	(5)
	Common stock (114,004 shares)		2/2/2005	295	414	$3.63	(5)
GCA Services Group, Inc.	Senior secured loan ($25,000 par due 12/2011)	12.00%	12/15/2006	25,000	25,000	$1.00	(2)
	Senior secured loan ($2,965 par due 12/2011)	12.00%	12/15/2006	2,965	2,965	$1.00
	Senior secured loan ($11,186 par due 12/2011)	12.00%	12/15/2006	11,186	11,186	$1.00	(3)
Growing Family, Inc. and GFH Holdings, LLC	Senior secured revolving loan ($1,513 par due 8/2011)	11.34% (Libor + 3.00% Cash, 4.00% PIK/Q)	3/16/2007	1,513	756	$0.50	(4)
	Senior secured loan ($11,188 par due 8/2011)	13.84% (Libor + 3.50% Cash, 6.00% PIK/Q)	3/16/2007	11,188	5,594	$0.50	(4)
	Senior secured loan ($372 par due 8/2011)	5.25% (Libor + 3.50% Cash, 6.00% PIK/Q)	3/16/2007	372	186	$0.50
	Senior secured loan ($3,575 par due 8/2011)	16.34% (Libor + 6.00% Cash, 6.00% PIK/Q)	3/16/2007	3,575	1,788	$0.50	(4)
	Senior secured loan ($147 par due 8/2011)	15.50% (Libor + 6.00% Cash, 6.00% PIK/Q)	3/16/2007	147	74	$0.50	(4)
	Common stock (552,430 shares)		3/16/2007	872	—	$—	(5)
NPA Acquisition, LLC	Junior secured loan ($12,000 par due 2/2013)	8.58% (Libor + 6.75%/M)	8/23/2006	12,000	12,000	$1.00	(3)
	Common units (1,709 shares)		8/23/2006	1,000	2,300	$1,345.82	(5)
Web Services Company, LLC	Senior subordinated loan ($17,764 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	17,764	17,231	$0.97	(4)
	Senior subordinated loan ($25,160 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	25,160	24,330	$0.97	(2)(4)

				156,293	145,390			13.28%

Financial
Carador PLC(6)(8)(9)	Ordinary shares (7,110,525 shares)		12/15/2006	9,033	4,266	$0.60	(5)
CIC Flex, LP(9)	Limited partnership units (1 unit)		9/7/2007	28	28	$28,000.00	(5)
Covestia Capital Partners, LP(9)	Limited partnership interest (47% interest)		6/17/2008	1,059	1,059		(5)
Firstlight Financial Corporation(6)(9)	Senior subordinated loan ($69,910 par due 12/2016)	10.00% PIK	12/31/2006	69,910	62,919	$0.90	(4)
	Common stock (10,000 shares)		12/31/2006	10,000	0	$—	(5)
	Common stock (30,000 shares)		12/31/2006	30,000	0	$—	(5)
Ivy Hill Middle Market Credit Fund, Ltd.(7)(8)(9)	Class B deferrable interest notes ($40,000 par due 11/2018)	8.15% (Libor + 6.00%/Q)	11/20/2007	40,000	36,000	$0.90
	Subordinated notes ($16,000 par due 11/2018)		11/20/2007	16,000	14,400	$0.90	(5)
Imperial Capital Group, LLC and Imperial Capital Private Opportunities, LP(6)(9)	Limited partnership interest (80% interest)		5/10/2007	584	584	$1.00	(5)
	Common units (7,710 units)		5/10/2007	14,997	14,997	$1,945.14	(5)
	Common units (2,526 units)		5/10/2007	3	3	$1.19	(5)
	Common units (315 units)		5/10/2007	—	—	$—	(5)
Partnership Capital Growth Fund I, LP(9)	Limited partnership interest (25% interest)		6/16/2006	2,384	2,384		(5)
Trivergance Capital Partners, LP(9)	Limited partnership interest (100% interest)		6/5/2008	723	723		(5)
VSC Investors LLC(9)	Membership interest (4.63% interest)		1/24/2008	302	302		(5)

				195,023	137,665			12.57%

Business Services
Booz Allen Hamilton, Inc.	Senior secured loan ($748 par due 7/2015)	7.50% (Libor + 4.50%/S)	7/31/2008	733	658	$0.88	(3)
	Senior subordinated loan ($22,400 par due 7/2016)	11.00% Cash, 2.00% PIK	7/31/2008	22,177	19,040	$0.85	(2)(4)
Investor Group Services, LLC(6)	Senior secured revolving loan ($750 par due 6/2011)	6.97% (Libor + 5.50%/Q)	6/22/2006	750	750	$1.00
	Limited liability company membership interest (10.00% interest)		6/22/2006	—	500	$5,000.00	(5)
Pillar Holdings LLC and PHL Holding Co.(6)	Senior secured revolving loan ($375 par due 11/2013)	7.53% (Libor + 5.50%/B)	11/20/2007	375	375	$1.00
	Senior secured revolving loan ($938 par due 11/2013)	7.53% (Libor + 5.50%/B)	11/20/2007	938	938	$1.00
	Senior secured loan ($7,375 par due 5/2014)	14.50%	7/31/2008	7,375	7,375	$1.00
	Senior secured loan ($18,709 par due 11/2013)	7.53% (Libor + 5.50%/B)	11/20/2007	18,709	18,709	$1.00	(2)
	Senior secured loan ($11,678 par due 11/2013)	7.53% (Libor + 5.50%/B)	11/20/2007	11,678	11,678	$1.00	(3)
	Common stock (85 shares)		11/20/2007	3,768	5,267	$61,964.71	(5)
Primis Marketing Group, Inc. and Primis Holdings, LLC(6)	Senior subordinated note ($10,222 par due 2/2013)	11.00% Cash, 2.50% PIK	8/24/2006	10,222	1,022	$0.10	(4)(14)
	Preferred units (4,000 units)		8/24/2006	3,600	—	$—	(5)
	Common units (4,000,000 units)		8/24/2006	400	—	$—	(5)

Prommis Solutions, LLC, E-Default Services, LLC, Statewide Tax and Title Services, LLC & Statewide Publishing Services, LLC (formerly known as MR Processing Holding Corp.)	Senior subordinated note ($26,007 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/2007	26,007	24,713	$0.95	(4)
	Senior subordinated note ($26,109 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/2007	26,109	24,810	$0.95	(2)(4)
	Preferred stock (30,000 shares)		4/11/2006	3,000	4,000	$133.33	(5)
R2 Acquisition Corp.	Common stock (250,000 shares)		5/29/2007	250	250	$1.00	(5)
Summit Business Media, LLC	Junior secured loan ($10,000 par due 11/2013)	9.47% (Libor + 7.00%/M)	8/3/2007	10,000	6,000	$0.60	(3)
VSS-Tranzact Holdings, LLC(6)	Common membership interest (8.51% interest)		10/26/2007	10,000	6,000		(5)

				156,091	132,085			12.06%

Retail
Apogee Retail, LLC	Senior secured revolving loan ($390 par due 3/2012)	7.25% (Base Rate + 4.00%/D)	3/27/2007	390	390	$1.00
	Senior secured loan ($10,960 par due 11/2012)	12.00% Cash, 4.00% PIK	5/28/2008	10,960	10,960	$1.00	(4)
	Senior secured loan ($2,307 par due 3/2012)	8.71% (Libor + 5.25%/S)	3/27/2007	2,307	2,053	$0.89
	Senior secured loan ($24,637 par due 3/2012)	8.71% (Libor + 5.25%/S)	3/27/2007	24,637	21,927	$0.89	(2)
	Senior secured loan ($11,790 par due 3/2012)	8.71% (Libor + 5.25%/S)	3/27/2007	11,790	10,493	$0.89	(3)
	Senior secured loan ($4,876 par due 3/2012)	7.64% (Libor + 5.25%/Q)	3/27/2007	4,876	4,340	$0.89
Dufry AG(8)	Common stock (39,056 shares)		3/28/2008	3,000	1,050	$26.88	(5)
Savers, Inc. and SAI Acquisition Corporation	Senior subordinated note ($6,000 par due 8/2014)	10.00% Cash, 2.00% PIK	8/8/2006	6,000	5,700	$0.95	(4)
	Senior subordinated note ($22,000 par due 8/2014)	10.00% Cash, 2.00% PIK	8/8/2006	22,000	20,900	$0.95	(2)(4)
	Common stock (1,170,182 shares)		8/8/2006	4,500	5,301	$4.53	(5)
Things Remembered, Inc. and TRM Holdings Corporation	Senior secured loan ($4,506 par due 9/2012)	7.00% (Base Rate + 3.75%/D)	9/28/2006	4,506	3,470	$0.77	(3)
	Senior secured loan ($25,192 par due 9/2012)	15.00% (Base Rate + 9.75%/D)	9/28/2006	25,189	18,651	$0.74	(2)
	Senior secured loan ($3,095 par due 9/2012)	15.00% (Base Rate + 9.75%/D)	9/28/2006	3,094	2,291	$0.74
	Senior secured loan ($7,273 par due 9/2012)	15.00% (Base Rate + 9.75%/D)	9/28/2006	7,273	5,385	$0.74	(3)
	Preferred stock (80 shares)		9/28/2006	1,800	—	$—	(5)
	Common stock (800 shares)		9/28/2006	200	—	$—	(5)

				132,522	112,911			10.31%

Environmental Services
AWTP, LLC	Junior secured loan ($402 par due 12/2012)	8.97% (Libor + 7.50% Cash, 1.00% PIK/Q)	12/23/2005	402	322	$0.80	(4)
	Junior secured loan ($3,018 par due 12/2012)	8.97% (Libor + 7.50% Cash, 1.00% PIK/Q)	12/23/2005	3,018	2,414	$0.80	(3)(4)
	Junior secured loan ($805 par due 12/2012)	11.48% (Libor + 7.50% Cash, 1.00% PIK/A)	12/23/2005	805	644	$0.80	(4)

	Junior secured loan ($6,036 par due 12/2012)	11.48% (Libor + 7.50% Cash, 1.00% PIK/A)	12/23/2005	6,036	4,829	$0.80	(3)(4)
	Junior secured loan ($402 par due 12/2012)	9.35% (Libor + 7.50% Cash, 1.00% PIK/A)	12/23/2005	402	322	$0.80	(4)
	Junior secured loan ($3,018 par due 12/2012)	9.35% (Libor + 7.50% Cash, 1.00% PIK/A)	12/23/2005	3,018	2,414	$0.80	(3)(4)
Mactec, Inc.	Class B-4 stock (16 shares)		11/3/2004	—	—	$27.00	(5)
	Class C stock (5,556 shares)		11/3/2004	—	150	$27.00	(5)
Sigma International Group, Inc.	Junior secured loan ($1,833 par due 10/2013)	9.55% (Libor + 7.50%/Q)	10/11/2007	1,833	1,558	$0.85	(2)
	Junior secured loan ($4,000 par due 10/2013)	9.55% (Libor + 7.50%/Q)	10/11/2007	4,000	3,400	$0.85	(3)
	Junior secured loan ($2,750 par due 10/2013)	7.97% (Libor + 7.50/M)	11/1/2007	2,750	2,338	$0.85	(2)
	Junior secured loan ($6,000 par due 10/2013)	7.97% (Libor + 7.50/M)	11/1/2007	6,000	5,100	$0.85	(3)
	Junior secured loan ($917 par due 10/2013)	9.40% (Libor + 7.50%/M)	11/6/2007	917	779	$0.85	(2)
	Junior secured loan ($2,000 par due 10/2013)	9.40% (Libor + 7.50%/M)	11/6/2007	2,000	1,700	$0.85	(3)
Waste Pro USA, Inc.	Senior subordinated loan ($25,000 par due 11/2013)	11.50%	11/9/2006	25,000	25,000	$1.00	(2)
	Preferred stock (15,000 shares)	10.00% PIK	11/9/2006	15,000	15,000	$1,000.00	(4)
	Warrants to purchase 682,671 shares		11/9/2006	—	6,827	$10.00	(5)
Wastequip, Inc.(6)	Senior subordinated loan ($12,990 par due 2/2015)	10.00% Cash, 2.00% PIK	2/5/2007	12,990	7,715	$0.59	(4)
	Common stock (13,889 shares)		2/2/2007	1,389	131	$9.43	(5)

				85,560	80,643			7.37%

Printing, Publishing and Media
Canon Communications LLC	Junior secured loan ($11,784 par due 11/2011)	13.00% (Base Rate + 9.75%/D)	5/25/2005	11,784	11,313	$0.96	(2)
	Junior secured loan ($12,009 par due 11/2011)	13.00% (Base Rate + 9.75%/D)	5/25/2005	12,009	11,529	$0.96	(3)
Courtside Acquisition Corp.	Senior subordinated loan ($34,295 par due 6/2014)	17.00% PIK	6/29/2007	34,295	3,430	$0.10	(4)(14)
LVCG Holdings LLC(7)	Membership interests (56.53% interest)		10/12/2007	6,600	8,500		(5)
National Print Group, Inc.	Senior secured revolving loan ($2,736 par due 3/2012)	8.25% (Base Rate + 5.00%/D)	3/2/2006	2,736	2,462	$0.90
	Senior secured loan ($8,623 par due 3/2012)	7.50% (Base Rate + 4.25%/D)	3/2/2006	8,623	7,761	$0.90	(3)
	Preferred stock (9,344 shares)		3/2/2006	2,000	—	$—	(5)
The Teaching Company, LLC and The Teaching Company Holdings, Inc.(11)	Senior secured loan ($18,000 par due 9/2012)	11.70%	9/29/2006	18,000	17,100	$0.95	(2)
	Senior secured loan ($10,000 par due 9/2012)	11.70%	9/29/2006	10,000	9,500	$0.95	(3)
	Preferred stock (29,969 shares)		9/29/2006	2,997	3,996	$133.34	(5)
	Common stock (15,393 shares)		9/29/2006	3	4	$0.26	(5)

				109,047	75,595			6.90%

Manufacturing
Arrow Group Industries, Inc.	Senior secured loan ($5,616 par due 4/2010)	6.46% (Libor + 5.00%/Q)	3/28/2005	5,647	5,372	$0.96	(3)
Emerald Performance Materials, LLC	Senior secured loan ($9,018 par due 5/2011)	8.25% (Libor + 4.25%/A)	5/16/2006	9,018	8,567	$0.95	(3)
	Senior secured loan ($626 par due 5/2011)	6.75% (Base Rate + 3.50%/D)	5/16/2006	626	595	$0.95	(3)
	Senior secured loan ($536 par due 5/2011)	8.25% (Libor + 4.25%/A)	5/16/2006	536	509	$0.95	(3)
	Senior secured loan ($1,523 par due 5/2011)	10.00% (Libor + 6.00%/A)	5/16/2006	1,523	1,447	$0.95	(3)
	Senior secured loan ($81 par due 5/2011)	10.00% (Libor + 6.00%/A)	5/16/2006	81	77	$0.95	(3)
	Senior secured loan ($4,537 par due 5/2011)	10.00% Cash, 3.00% PIK	5/16/2006	4,546	4,319	$0.95	(2)(4)
	Senior secured loan ($241 par due 5/2011)	10.00% Cash, 3.00% PIK	5/16/2006	241	229	$0.95	(2)(4)
Qualitor, Inc.	Senior secured loan ($1,756 par due 12/2011)	5.46% (Libor + 4.00%/Q)	12/29/2004	1,752	1,664	$0.95	(3)
	Senior secured loan ($5 par due 12/2011)			5	5	1.00	(3)
	Junior secured loan ($5,000 par due 6/2012)	8.46% (Libor + 7.00%/Q)	12/29/2004	5,000	4,750	$0.95	(3)
Reflexite Corporation (7)	Senior subordinated loan ($10,253 par due 2/2015)	11.00% Cash, 3.00% PIK	2/28/2008	10,253	10,253	$1.00	(4)
	Common stock (1,821,860 shares)		3/28/2006	27,435	35,500	$19.49	(5)
Saw Mill PCG Partners LLC	Common units (1,000 units)		2/2/2007	1,000	0	$—	(5)
UL Holding Co., LLC	Common units (50,000 units)		4/25/2008	500	750	$15.00	(5)
	Common units (50,000 units)		4/25/2008	—	—	$—	(5)
Universal Trailer Corporation(6)	Common stock (74,920 shares)		10/8/2004	7,930	—	$—	(5)

				76,093	74,037			6.76%

Restaurants
ADF Capital, Inc. & ADF Restaurant Group, LLC	Senior secured revolving loan ($1,381 par due 11/2013)	5.75% (Base Rate + 2.50%/D)	11/27/2006	1,381	1,313	$0.95
	Senior secured revolving loan ($2,005 par due 11/2013)	6.61% (Libor + 3.00% Cash, 0.50% PIK/S)	11/27/2006	2,005	1,905	$0.95	(4)
	Senior secured loan ($2 par due 11/2012)	12.00% (Base Rate + 7.5%/D)	11/27/2006	2	2	$1.00
	Senior secured loan ($1 par due 11/2012)	12.00% (Base Rate + 7.5%/D)	11/27/2006	1	1	$1.00	(3)
	Senior secured loan ($22,656 par due 11/2012)	11.61% (Libor + 7.50% Cash, 1.00% PIK/S)	11/27/2006	22,912	21,520	$0.94	(4)
	Senior secured loan ($992 par due 11/2012)	11.61% (Libor + 7.50% Cash, 1.00% PIK/S)	11/27/2006	992	942	$0.95	(2)(4)
	Senior secured loan ($11,081 par due 11/2012)	11.61% (Libor + 7.50% Cash, 1.00% PIK/S)	11/27/2006	11,075	10,529	$0.95	(3)(4)
	Promissory note ($12,079 par due 11/2016)	10.00% PIK	6/1/2006	12,067	12,067	$1.00	(4)
	Warrants to purchase 0.61 shares		6/1/2006	—	—	$—	(5)
Encanto Restaurants, Inc.(8)	Junior secured loan ($21,184 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/2006	21,184	19,084	$0.90	(2)(4)
	Junior secured loan ($4,035 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/2006	4,035	3,635	$0.90	(3)(4)

				75,654	70,998			6.48%

Aerospace & Defense
AP Global Holdings, Inc.	Senior secured loan ($7,898 par due 10/2013)	4.97% (Libor + 4.50%/M)	11/8/2007	7,799	7,121	$0.90	(3)
ILC Industries, Inc.	Junior secured loan ($12,000 par due 8/2012)	11.50%	6/27/2006	12,000	12,000	$1.00	(3)
Thermal Solutions LLC and TSI Group, Inc.	Senior secured loan ($871 par due 3/2011)	3.92% (Libor + 3.50%/M)	3/28/2005	871	836	$0.96	(3)
	Senior secured loan ($2,765 par due 3/2012)	4.42% (Libor + 4.00%/M)	3/28/2005	2,765	2,461	$0.89	(3)
	Senior subordinated notes ($2,117 par due 9/2012)	11.50% Cash, 2.75% PIK	3/28/2005	2,117	2,043	$0.97	(4)
	Senior subordinated notes ($3,342 par due 9/2012)	11.50% Cash, 2.75% PIK	3/28/2005	3,342	3,225	$0.96	(2)(4)
	Senior subordinated notes ($2,679 par due 3/2013)	11.50% Cash, 2.50% PIK	3/21/2006	2,679	2,599	$0.97	(2)(4)
	Preferred stock (71,552 shares)		3/28/2005	716	716	$10.00	(5)
	Common stock (1,460,246 shares)		3/28/2005	15	15	$0.01	(5)
Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Junior secured loan ($16,000 par due 7/2014)	8.96% (Libor + 7.50%/Q)	1/17/2008	16,000	15,200	$0.95
	Junior secured loan ($12,000 par due 7/2014)	8.96% (Libor + 7.50%/Q)	1/17/2008	12,000	11,400	$0.95	(3)
	Common stock (246,279 shares)		1/17/2008	2,100	1,680	$6.82	(5)

				62,404	59,296			5.42%

Consumer Products—Non-Durable
Innovative Brands, LLC	Senior secured loan ($9,901 par due 9/2011)	14.50%	10/12/2006	9,901	9,901	$1.00
	Senior secured loan ($9,139 par due 9/2011)	14.50%	10/12/2006	9,139	9,139	$1.00	(3)
Making Memories Wholesale, Inc.(6)	Senior secured loan ($21,509 par due 3/2011)	10.00% (Base Rate + 5.00%/D)	5/5/2005	11,953	12,087	$0.56	(14)
	Senior subordinated loan ($10,465 par due 5/2012)	12.00% Cash, 4.00% PIK	5/5/2005	10,465	—	$—	(4)(14)
	Preferred stock (4,259 shares)		5/5/2005	3,759	—	$—	(5)
Shoes for Crews, LLC	Senior secured revolving loan ($1,000 par due 7/2010)	5.25% (Base Rate + 2.00%/D)	10/8/2004	1,000	1,000	$1.00
	Senior secured loan ($572 par due 7/2010)	5.31% (Libor + 3.50%/S)	10/8/2004	572	572	$1.00	(3)
	Senior secured loan ($88 par due 7/2010)	4.96% (Libor + 3.50%/Q)	10/8/2004	88	88	$1.00	(3)
The Thymes, LLC(7)	Preferred stock (6,283 shares)	8.00% PIK	6/21/2007	6,283	5,026	$799.94	(4)
	Common stock (5,400 shares)		6/21/2007	—	—	$—	(5)
Wear Me Apparel, LLC(6)	Senior subordinated notes ($23,985 par due 4/2013)	17.50% PIK	4/2/2007	24,035	12,055	$0.50	(4)(14)
	Common stock (10,000 shares)		4/2/2007	10,000	—	$—	(5)

				87,195	49,868			4.55%

Telecommunications
American Broadband Communications, LLC and American Broadband Holding Company	Senior subordinated loan ($32,048 par due 11/2014)	10.00% Cash, 6.00% PIK	2/8/2008	32,048	32,048	$1.00	(4)
	Senior subordinated loan ($8,087 par due 11/2014)	10.00% Cash, 6.00% PIK	11/7/2007	8,087	8,087	$1.00	(4)
	Warrants to purchase 170 shares		11/7/2007	—	—	$—	(5)

				40,135	40,135			3.67%

Cargo Transport
The Kenan Advantage Group, Inc.	Senior subordinated notes ($25,266 par due 12/2013)	9.50% Cash, 3.50% PIK	12/15/2005	25,260	24,000	$0.95	(2)(4)
	Senior secured loan ($2,426 par due 12/2011)	4.46% (Libor + 3.00%/Q)	12/15/2005	2,425	2,183	$0.90	(3)
	Preferred stock (10,984 shares)	8.00% PIK	12/15/2005	1,371	1,732	$157.68	(4)(5)
	Common stock (30,575 shares)		12/15/2005	31	41	$1.34	(5)

				29,087	27,956			2.55%

Containers-Packaging
Industrial Container Services, LLC(6)	Senior secured revolving loan ($1,198 par due 9/2011)	5.75% (Base Rate + 2.50%/D)	6/21/2006	1,198	1,198	$1.00
	Senior secured revolving loan ($1,239 par due 9/2011)	4.47% (Libor + 4.00%/M)	6/21/2006	1,239	1,239	$1.00
	Senior secured loan ($42 par due 9/2011)	4.47% (Libor + 4.00%/B)	9/30/2005	42	42	$1.00	(2)
	Senior secured loan ($516 par due 9/2011)	4.46% (Libor + 4.00%/M)	6/21/2006	516	516	$1.00	(2)
	Senior secured loan ($7,902 par due 9/2011)	4.46% (Libor + 4.00%/M)	6/21/2006	7,902	7,902	$1.00	(3)
	Senior secured loan ($85 par due 9/2011)	5.20% (Libor + 4.00%/M)	6/21/2006	85	85	$1.00	(2)
	Senior secured loan ($1,309 par due 9/2011)	5.20% (Libor + 4.00%/M)	6/21/2006	1,309	1,309	$1.00	(3)
	Senior secured loan ($263 par due 9/2011)	5.20% (Libor + 4.00%/M)	6/21/2006	263	263	$1.00	(2)
	Senior secured loan ($4,028 par due 9/2011)	5.20% (Libor + 4.00%/M)	6/21/2006	4,028	4,028	$1.00	(3)
	Senior secured loan ($105 par due 9/2011)	5.88% (Libor + 4.00%/M)	6/21/2006	105	105	$1.00	(2)
	Senior secured loan ($1,611 par due 9/2011)	5.88% (Libor + 4.00%/M)	6/21/2006	1,611	1,611	$1.00	(3)
	Common stock (1,800,000 shares)		9/29/2005	1,800	9,100	$5.06	(5)

				20,098	27,398			2.50%

Computers and Electronics
RedPrairie Corporation	Junior secured loan ($3,300 par due 1/2013)	9.21% (Libor + 6.50%/Q)	7/13/2006	3,300	2,970	$0.90	(2)
	Junior secured loan ($12,000 par due 1/2013)	9.21% (Libor + 6.50%/Q)	7/13/2006	12,000	10,800	$0.90	(3)
X-rite, Incorporated	Junior secured loan ($3,098 par due 7/2013)	13.63% (Libor + 10.38%/D)	7/6/2006	3,098	3,098	$1.00
	Junior secured loan ($7,744 par due 7/2013)	13.63% (Libor + 10.38%/D)	7/6/2006	7,744	7,744	$1.00	(3)

				26,142	24,612			2.25%

Health Clubs
Athletic Club Holdings, Inc.(13)	Senior secured loan ($1,000 par due 10/2013)	4.97% (Libor + 4.5%/M)	10/11/2007	1,000	880	$0.88
	Senior secured loan ($1,750 par due 10/2013)	8.88% (Libor + 4.5%/S)	10/11/2007	1,750	1,540	$0.88
	Senior secured loan ($12,486 par due 10/2013)	5.01% (Libor + 4.5%/M)	10/11/2007	12,486	10,988	$0.88	(2)
	Senior secured loan ($11,487 par due 10/2013)	5.01% (Libor + 4.5%/M)	10/11/2007	11,487	10,109	$0.88	(3)
	Senior secured loan ($14 par due 10/2013)	6.75% (Base Rate + 3.50/D)	10/11/2007	14	12	$0.86	(2)
	Senior secured loan ($13 par due 10/2013)	6.75% (Base Rate + 3.50/D)	10/11/2007	13	11	$0.85	(3)

				26,750	23,540			2.07

Grocery
Planet Organic Health Corp.(8)	Junior secured loan ($860 par due 7/2014)	6.01% (Libor + 5.50%/M)	7/3/2007	860	817	$0.95
	Junior secured loan ($10,250 par due 7/2014)	6.01% (Libor + 5.50%/M)	7/3/2007	10,250	9,738	$0.95	(3)
	Senior subordinated loan ($10,900 par due 7/2012)	11.00% Cash, 2.00% PIK	7/3/2007	10,900	9,845	$0.90	(2)(4)

				22,010	20,400			1.86%

Consumer Products—Durable
Direct Buy Holdings, Inc. and Direct Buy Investors, LP(6)	Senior secured loan ($2,281 par due 11/2012)	4.97% (Libor + 4.50%/B)	12/14/2007	2,189	1,861	$0.82
	Partnership interests (19.31% interest)		11/30/2007	10,000	6,500		(5)

				12,189	8,361			0.76%

Housing—Building Materials
HB&G Building Products	Senior subordinated loan ($8,956 par due 3/2011)	13.00% Cash, 6.00% PIK	10/8/2004	8,966	2,251	$0.25	(2)(4)(14)
	Common stock (2,743 shares)		10/8/2004	753	—	$—	(5)
	Warrants to purchase 4,464 shares		10/8/2004	653	—	$—	(5)

				10,372	2,251			0.00%

Total				$2,267,593	$1,972,977

(1)
Other than our investments in R3 Education, Inc., HCP Acquisition Holdings, LLC, Ivy Hill Middle Market Credit Fund, Ltd., LVCG Holdings LLC, Reflexite Corporation and The Thymes, LLC, we do not "Control" any of our portfolio companies, as defined in the Investment Company Act. In general, under the Investment Company Act, we would "Control" a portfolio company if we owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. All of our portfolio company investments are subject to legal restrictions on sales which as of December 31, 2008 represented 180% of the Company's net assets.

(2)
These assets are owned by the Company's wholly owned subsidiary Ares Capital CP, are pledged as collateral for the CP Funding Facility and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than Ares Capital CP's obligations under the CP Funding Facility (see Note 8 to the consolidated financial statements).

(3)
Pledged as collateral for the ARCC CLO. Unless otherwise noted, all other investments are pledged as collateral for the Revolving Credit Facility (see Note 8 to the consolidated financial statements).

(4)
Has a payment-in-kind interest feature (see Note 2 to the consolidated financial statements).

(5)
Non-income producing at December 31, 2008.

(6)
As defined in the Investment Company Act, we are an "Affiliate" of this portfolio company because we own 5% or more of the portfolio company's outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the year ended December 31, 2008 in which the issuer was an Affiliate (but not a portfolio company that we "Control") are as follows (in thousands):

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains/losses	Net unrealized gains/losses
Apple & Eve, LLC and US Juice Partners, LLC	$11,500	$10,814	$—	$4,634	$—	$—	$43	$40	$(12,383)
Carador, PLC	$—	$—	$—	$—	$—	$825	$—	$—	$(3,479)
Campus Management Corp. and Campus Management Acquisition Corp.	$69,193	$1,768	$—	$5,367	$1,540	$—	$112	$—	$3,048
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC	$4,719	$56,822	$—	$2,573	$—	$—	$340	$100	$1,382
Daily Candy, Inc.	$—	$11,872	$10,806	$735	$—	$—	$—	$1,208	$—
Direct Buy Holdings, Inc. and Direct Buy Investors LP	$—	$219	$—	$192	$—	$—	$—	$9	$(3,828)
Firstlight Financial Corporation	$—	$—	$—	$5,854	$—	$—	$750	$—	$(36,991)
Imperial Capital Group, LLC	$584	$—	$—	$—	$—	$—	$—	$—	$—
Industrial Container Services, LLC	$6,939	$16,677	$—	$1,710	$—	$—	$120	$—	$4,100
Investor Group Services, LLC	$1,250	$1,500	$—	$24	$—	$—	$55	$—	$500
Making Memories Wholesale, Inc	$5,942	$1,114	$—	$199	$—	$—	$—	$—	$(6,668)
Pillar Holdings LLC and PHL Holding Co.	$15,807	$600	$31,865	$3,404	$281	$—	$167	$—	$1,500
Primis Marketing Group, Inc. and Primis Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(7,565)
Universal Trailer Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$(700)
VSS-Tranzact Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(4,000)
Wastequip, Inc.	$—	$—	$—	$1,424	$—	$—	$—	$—	$(3,318)
Wear Me Apparel, LLC	$—	$—	$—	$2,416	$—	$—	$13	$—	$(14,055)
(7)
As defined in the Investment Company Act, we are an "Affiliate" of this portfolio company because we own 5% or more of the portfolio company's outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). In addition, as defined in the Investment Company Act, we "Control" this portfolio company because we own more than 25% of the portfolio company's outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the year ended December 31, 2008 in which the issuer was both an Affiliate and a portfolio company that we Control are as follows (in thousands):

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains/losses	Net unrealized gains/losses
HCP Acquisition Holdings, LLC	$8,567	$—	$—	$—	$—	$—	$—	$—	$(2,067)
Ivy Hill Middle Market Credit Fund, Ltd.	$—	$—	$—	$5,427	$—	$—	$1,528	$—	$(5,600)
LVCG Holdings, LLC	$—	$—	$—	$—	$—	$—	$100	$—	$(1,900)
R3 Education, Inc.	$62,600	$69,089	$—	$3,521	$2,900	$—	$65	$—	$4,393
Reflexite Corporation	$10,239	$—	$—	$928	$100	$—	$10	$—	$(19,166)
The Thymes, LLC	$—	$—	$1,450	$544	$—	$133	$—	$—	$(1,257)
(8)
Non-U.S. company or principal place of business outside the U.S. and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

(9)
Non-registered investment company.

(10)
A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either Libor or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower's option, which reset annually (A), semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, we have provided the interest rate in effect at December 31, 2008.

(11)
In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.50% on $22.2 million aggregate principal amount of the portfolio company's senior term debt previously syndicated by us.

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

(14)
Loan was on non-accrual status as of December 31, 2008.

See accompanying notes to consolidated financial statements.

 ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2007
(dollar amounts in thousands, except per unit data)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Healthcare—Services
American Renal Associates, Inc.	Dialysis provider	Senior secured loan ($2,131 par due 12/2010)	8.36% (Libor + 3.25%/S)	12/14/05	$2,131	$2,131	$1.00	(3)
		Senior secured loan ($16 par due 12/2011)	8.45% (Libor + 3.25%/Q)	12/14/05	16	16	$1.00	(3)
		Senior secured loan ($197 par due 12/2010)	9.00% (Base Rate + 1.75%/D)	12/14/05	197	197	$1.00	(3)
		Senior secured loan ($5,770 par due 12/2011)	8.36% (Libor + 3.25%/S)	12/14/05	5,770	5,770	$1.00	(3)
		Senior secured loan ($28 par due 12/2011)	9.00% (Base Rate + 1.75%/D)	12/14/05	28	28	$1.00	(3)
		Senior secured loan ($262 par due 12/2011)	8.36% (Libor + 3.25%/S)	12/14/05	262	262	$1.00	(3)
		Senior secured loan ($2,620 par due 12/2011)	8.48% (Libor + 3.25% /Q)	12/14/05	2,620	2,620	$1.00	(3)
Capella Healthcare, Inc.	Acute care hospital operator	Junior secured loan ($19,000 par due 11/2013)	10.34% (Libor + 5.50%/Q)	12/1/05	19,000	19,000	$1.00
		Junior secured loan ($30,000 par due 11/2013)	10.34% (Libor + 5.50%/Q)	12/1/05	30,000	30,000	$1.00	(2)
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC(6)	Healthcare information management services	Senior secured revolving loan ($810 par due 3/2012)	10.38% (Libor + 5.00%/Q)	6/15/07	810	810	$1.00
		Senior secured revolving loan ($810 par due 3/2012)	10.25% (Libor + 5.00%/M)	6/15/07	810	810	$1.00
		Senior secured revolving loan ($810 par due 3/2012)	10.15% (Libor + 5.00%/Q)	6/15/07	810	810	$1.00
		Senior secured loan ($13,000 par due 3/2012)	10.38% (Libor + 5.00%/S)	6/15/07	13,000	13,000	$1.00
		Senior secured loan ($4,000 par due 3/2012)	10.38% (Libor + 5.00%/S)	6/15/07	4,000	4,000	$1.00	(3)
		Senior secured loan ($6,500 par due 3/2012)	10.25% (Libor + 5.00%/M)	6/15/07	6,500	6,500	$1.00
		Senior secured loan ($2,000 par due 3/2012)	10.25% (Libor + 5.00%/M)	6/15/07	2,000	2,000	$1.00	(3)
		Senior secured loan ($19,500 par due 3/2012)	10.15% (Libor + 5.00%/Q)	6/15/07	19,500	19,500	$1.00
		Senior secured loan ($6,000 par due 3/2012)	10.15% (Libor + 5.00%/Q)	6/15/07	6,000	6,000	$1.00	(3)
		Preferred stock (6,000 shares)		6/15/07	6,000	6,000	$1,000.00	(5)
		Common stock (9,679 shares)		6/15/07	4,000	4,000	$413.27	(5)

		Common stock (1,546 shares)		6/15/07	—	—	$—	(5)
DSI Renal, Inc.	Dialysis provider	Senior subordinated note ($53,933 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/06	53,956	53,933	$1.00	(4)
		Senior subordinated note ($11,576 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/06	11,577	11,577	$1.00	(4)(3)
		Senior secured revolving loan ($3,360 par due 3/2013)	10.25% (Base Rate + 3.00%/D)	4/4/06	3,360	3,024	$0.90
		Senior secured revolving loan ($1,600 par due 3/2013)	8.19% (Libor + 3.00%/Q)	4/4/06	1,600	1,440	$0.90
		Senior secured revolving loan ($1,440 par due 3/2013)	8.13% (Libor + 3.00%/Q)	4/4/06	1,440	1,298	$0.90
GG Merger Sub I, Inc.	Drug testing services	Senior secured loan ($23,330 par due 12/2014)	9.00% (Libor + 4.00%/S)	12/14/07	22,286	23,330	$1.00
MPBP Holdings, Inc., Cohr Holdings, Inc. and MPBP Acquisition Co., Inc.	Healthcare equipment services	Junior secured loan ($20,000 par due 1/2014)	11.53% (Libor + 6.25%/Q)	1/31/07	20,000	15,000	$0.75
		Junior secured loan ($12,000 par due 1/2014)	11.53% (Libor + 6.25%/Q)	1/31/07	12,000	9,000	$0.75	(3)
		Common stock (50,000 shares)		1/31/07	5,000	2,500	$50.00	(5)
MWD Acquisition Sub, Inc.	Dental services	Junior secured loan ($5,000 par due 5/2012)	11.57% (Libor + 6.25%/Q)	5/3/07	5,000	5,000	$1.00
OnCURE Medical Corp.	Radiation oncology care provider	Senior subordinated note ($26,055 par due 8/2013)	11.00% Cash, 1.50% PIK	8/18/06	26,056	26,056	$1.00	(4)
		Common stock (857,143 shares)		8/18/06	3,000	3,000	$3.50	(5)
Triad Laboratory Alliance, LLC	Laboratory services	Senior subordinated note ($15,091 par due 12/2012)	12.00% cash, 1.75% PIK	12/21/05	15,091	15,091	$1.00	(4)
		Senior secured loan ($6,860 par due 12/2011)	8.08% (Libor + 3.25%/Q)	12/21/05	6,860	6,174	$0.90
		Senior secured loan ($2,940 par due 12/2011)	8.08% (Libor + 3.25%/Q)	12/21/05	2,940	2,646	$0.90	(3)

					313,620	302,523			26.85%

Financial
Abingdon Investments Limited(6)(8)(9)	Investment company	Ordinary shares (948,500 shares)		12/15/06	9,033	7,745	$8.17	(5)
Firstlight Financial Corporation(6)(9)	Investment company	Senior subordinated loan ($64,927 par due 12/2016)	10.00% PIK	12/31/06	64,944	64,944	$1.00	(4)
		Common stock (10,000 shares)		12/31/06	10,000	7,500	$750.00	(5)
		Common stock (30,000 shares)		12/31/06	30,000	22,500	$750.00	(5)

Ivy Hill Middle Market Credit Fund, Ltd.(7)(8)(9)	Investment company	Class B deferrable interest notes ($40,000 par due 11/2018)	11.00% (Libor + 6.00%/Q)	11/20/07	40,000	40,000	$1.00
		Subordinated notes ($16,000 par due 11/2018)		11/20/07	16,000	16,000	$1.00	(5)
Imperial Capital Group, LLC(6)(9)	Investment banking services	Common units (7,710 units)		5/10/07	14,997	14,997	$1,945.16	(5)
		Common units (2,526 units)		5/10/07	3	3	$1.00	(5)
		Common units (315 units)		5/10/07	—	—	$1.00	(5)
Partnership Capital Growth Fund I, L.P.(9)	Investment partnership	Limited partnership interest (25% interest)		6/16/06	1,317	1,317		(5)

					186,294	175,006			15.53%

Business Services
Investor Group Services, LLC(16)	Financial services	Senior secured loan ($1,000 par due 6/2011)	12.00%	6/22/06	1,000	1,000	$1.00	(3)
		Limited liability company membership interest (10.00% interest)		6/22/06	—	—	$—	(5)
Miller Heiman, Inc.	Sales consulting services	Senior secured loan ($1,428 par due 6/2010)	8.31% (Libor + 3.25%/Q)	6/20/05	1,428	1,428	$1.00	(3)
		Senior secured loan ($3,977 par due 6/2012)	8.58% (Libor + 3.75%/Q)	6/20/05	3,977	3,977	$1.00	(3)
Pillar Holdings LLC and PHL Holding Co.(6)	Mortgage services	Senior secured revolving loan ($500 par due 11/2013)	10.37% (Libor + 5.50%/M)	11/20/07	500	500	$1.00
		Senior secured loan ($55,000 par due 11/2013)	10.33% (Libor + 5.50%/Q)	11/20/07	55,000	55,000	$1.00
		Common stock (97 shares)		11/20/07	4,000	4,000	$41,420.73	(5)
Primis Marketing Group, Inc. and Primis Holdings, LLC(6)	Database marketing services	Senior subordinated note ($10,222 par due 2/2013)	11.00% Cash, 2.50% PIK	8/24/06	10,222	8,586	$0.84	(2)(4)(14)
		Preferred units (4,000 units)		8/24/06	3,600	—	$—	(5)
		Common units (4,000,000 units)		8/24/06	400	—	$—	(5)
Prommis Solutions, LLC, E-Default Services, LLC, Statewide Tax and Title Services, LLC & Statewide Publishing Services, LLC (formerly known as MR Processing Holding Corp.)	Bankruptcy and foreclosure processing services	Senior subordinated note ($21,557 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/07	21,557	21,557	$1.00	(4)
		Senior subordinated note ($29,523 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/07	29,523	29,523	$1.00	(2)(4)
		Preferred stock (30,000 shares)		4/11/06	3,000	4,500	$150.00	(5)

R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/07	250	250	$1.00	(5)
Summit Business Media, LLC	Business media consulting services	Junior secured loan ($10,000 par due 11/2013)	11.85% (Libor + 7.00%/M)	8/3/07	10,000	10,000	$1.00	(3)
VSS-Tranzact Holdings, LLC(6)	Management Consulting Services	Common membership interest (8.51% interest)		10/26/07	10,000	10,000		(5)

					154,457	150,321			13.34%

Printing, Publishing and Media
Canon Communications LLC	Print publications services	Junior secured loan ($7,525 par due 11/2011)	11.60% (Libor + 6.75%/M)	5/25/05	7,525	7,525	$1.00
		Junior secured loan ($4,250 par due 11/2011)	11.60% (Libor + 6.75%/M)	5/25/05	4,250	4,250	$1.00	(2)
		Junior secured loan ($12,000 par due 11/2011)	11.60% (Libor + 6.75%/M)	5/25/05	12,000	12,000	$1.00	(3)
Courtside Acquisition Corp.	Community newspaper publisher	Senior subordinated loan ($32,280 par due 6/2014)	15.00% PIK	6/29/07	32,280	32,280	$1.00	(4)
Daily Candy, Inc.(6)	Internet publication provider	Senior secured loan ($497 par due 5/2009)	9.72% (Libor + 5.00%/S)	5/25/06	573	497	$1.00
		Senior secured loan ($11,629 par due 5/2009)	9.72% (Libor + 5.00%/S)	5/25/06	13,399	11,629	$1.00	(3)
		Senior secured loan ($6 par due 5/2009)	9.72% (Libor + 5.00%/S)	5/25/06	5	4	$1.00
		Senior secured loan ($107 par due 5/2009)	9.72% (Libor + 5.00%/S)	5/25/06	122	106	$1.00	(3)
		Senior secured loan ($3 par due 5/2009)	9.84% (Libor + 5.00%/Q)	5/25/06	3	3	$1.00
		Senior secured loan ($66 par due 5/2009)	9.84% (Libor + 5.00%/Q)	5/25/06	76	66	$1.00	(3)
		Common stock (1,250,000 shares)		5/25/06	2,375	4,085	$3.27	(5)
		Warrants to purchase 1,381,578 shares		5/25/06	2,625	4,515	$3.27	(5)
LVCG Holdings LLC(7)	Commercial printer	Membership interest (56.53% interest)		10/12/07	6,600	6,600	$100.00	(5)
National Print Group, Inc.	Printing management services	Senior secured revolving loan ($835 par due 3/2012)	9.75% (Base Rate + 2.50%/D)	3/2/06	834	834	$1.00
		Senior secured revolving loan ($1,370 par due 3/2012)	8.75% (Libor + 3.50%/M)	3/2/06	1,370	1,370	$1.00
		Senior secured loan ($4,775 par due 3/2012)	8.33% (Libor + 3.50%/Q)	3/2/06	4,775	4,775	$1.00	(3)
		Senior secured loan ($5,111 par due 3/2012)	8.58% (Libor + 3.50%/Q)	3/2/06	5,111	5,111	$1.00	(3)
		Senior secured loan ($406 par due 8/2012)	12.09% (Libor + 7.00%/B)	3/2/06	406	406	$1.00	(3)
		Senior secured loan ($350 par due 8/2012)	11.96% (Libor + 7.00%/Q)	3/2/06	350	350	$1.00	(3)
		Preferred stock (9,344 shares)		3/2/06	2,000	2,000	$214.04	(5)

The Teaching Company, LLC and The Teaching Company Holdings, Inc.(11)	Education publications provider	Senior secured loan ($28,000 par due 9/2012)	10.50%	9/29/06	28,000	28,000	$1.00
		Preferred stock (29,969 shares)		9/29/06	2,997	3,996	$133.33	(5)
		Common stock (15,393 shares)		9/29/06	3	4	$0.27	(5)

					127,679	130,406			11.57%

Education
ELC Acquisition Corporation	Developer, manufacturer and retailer of educational products	Senior secured loan ($2,707 par due 11/2012)	9.18% (Libor + 3.75%/Q)	11/30/06	2,707	2,707	$1.00
		Senior secured loan ($355 par due 11/2012)	9.18% (Libor + 3.75%/Q)	11/30/06	355	355	$1.00	(3)
		Junior secured loan ($8,333 par due 11/2013)	12.11% (Libor + 7.00%/Q)	11/30/06	8,333	8,333	$1.00	(3)
Equinox EIC Partners, LLC and MUA Management Company, Ltd.(1)(7)	Medical school operator	Senior secured revolving loan ($3,000 par due 12/2012)	11.36% (Libor + 6.00%/Q)	4/3/07	3,000	3,000	$1.00
		Senior secured revolving loan ($3,139 par due 12/2012)	12.75% (Base Rate + 5.00%/D)	4/3/07	3,139	3,139	$1.00
		Senior secured revolving loan ($2,000 par due 12/2012)	12.75% (Base Rate + 5.00%/D)	4/3/07	2,000	2,000	$1.00
		Senior secured revolving loan ($2,000 par due 12/2012)	11.24% (Libor + 6.00%/Q)	4/3/07	2,000	2,000	$1.00
		Senior secured loan ($5,475 par due 12/2012)	10.86% (Libor + 6.00%/Q)	4/3/07	5,475	5,475	$1.00
		Senior secured loan ($14,113 par due 12/2012)	11.11% (Libor + 6.00%/Q)	9/21/07	14,112	14,112	$1.00
		Senior secured loan ($7,450 par due 12/2012)	11.21% (Libor + 6.00%/Q)	4/3/07	7,450	7,450	$1.00	(3)
		Common membership interest (26.27% interest)		9/21/07	15,000	15,000		(5)
Instituto de Banca y Comercio, Inc.(8)	Private school operator	Senior secured revolving loan ($1,125 par due 3/2014)	8.10% (Libor + 3.00%/M)	3/15/07	1,125	1,125	$1.00
		Senior secured loan ($12,378 par due 3/2014)	9.96% (Libor + 5.00%/Q)	3/15/07	12,378	12,378	$1.00
		Senior secured loan ($11,940 par due 3/2014)	9.96% (Libor + 5.00%/Q)	3/15/07	11,940	11,940	$1.00	(3)
Lakeland Finance, LLC	Private school operator	Senior secured note ($18,000 par due 12/2012)	11.50%	12/13/05	18,000	18,000	$1.00
		Senior secured note ($15,000 par due 12/2012)	11.50%	12/13/05	15,000	15,000	$1.00	(2)

					122,014	122,014			10.83%

Retail
Apogee Retail, LLC	For-profit thrift retailer	Senior secured loan ($9,373 par due 3/2012)	10.39% (Libor + 5.25%/S)	3/27/07	9,374	9,374	$1.00
		Senior secured loan ($19,850 par due 3/2012)	10.39% (Libor + 5.25%/S)	3/27/07	19,850	19,850	$1.00	(2)
		Senior secured loan ($11,910 par due 3/2012)	10.39% (Libor + 5.25%/S)	3/27/07	11,910	11,910	$1.00	(3)
Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Senior subordinated note ($28,281 par due 8/2014)	10.00% cash, 2.00% PIK	8/8/06	28,281	28,281	$1.00	(2)(4)
		Common stock (1,170,182 shares)		8/8/06	4,500	4,500	$3.85	(5)
Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($4,632 par due 9/2012)	9.95% (Libor + 4.75%/M)	9/28/06	4,632	4,632	$1.00	(3)
		Senior secured loan ($120 par due 9/2012)	11.00% (Base Rate + 3.75%/D)	9/28/06	120	120	$1.00	(3)
		Senior secured loan ($14,000 par due 9/2012)	11.20% (Libor + 6.00%/M)	9/28/06	14,000	14,000	$1.00	(2)
		Senior secured loan ($14,000 par due 9/2012)	11.20% (Libor + 6.00%/M)	9/28/06	14,000	14,000	$1.00
		Senior secured loan ($7,200 par due 9/2012)	11.20% (Libor + 6.00%/M)	9/28/06	7,200	7,200	$1.00	(3)
		Preferred stock (80 shares)		9/28/06	1,800	1,800	$22,500.00	(5)
		Common stock (800 shares)		9/28/06	200	200	$250.00	(5)

					115,867	115,867			10.28%

Beverage, Food and Tobacco
3091779 Nova Scotia Inc.(12)	Baked goods manufacturer	Junior secured loan (Cdn$14,000 par due 11/2012)	11.50%	11/2/07	14,850	14,021	$1.00	(12)
		Warrants to purchase 57,545 shares			—	—	$—	(5)
Apple & Eve, LLC and US Juice Partners, LLC(6)	Juice manufacturer	Senior secured revolving loan ($1,846 par due 10/2013)	10.93% (Libor + 6.00%/M)	10/5/07	1,846	1,846	$1.00
		Senior secured revolving loan ($1,000 par due 10/2013)	10.93% (Libor + 6.00%/M)	10/5/07	1,000	1,000	$1.00
		Senior secured loan ($33,915 par due 10/2013)	10.93% (Libor + 6.00%/M)	10/5/07	33,915	33,915	$1.00
		Senior secured loan ($11,970 par due 10/2013)	10.93% (Libor + 6.00%/M)	10/5/07	11,970	11,970	$1.00	(3)
		Senior units (50,000 units)		10/5/07	5,000	5,000	$100.00	(5)
Best Brands Corporation	Baked goods manufacturer	Junior secured loan ($27,115 par due 6/2013)	17.23% (Libor + 12.00%/Q)	12/14/06	27,115	27,115	$1.02	(2)
		Junior secured loan ($12,168 par due 6/2013)	17.23% (Libor + 12.00%/Q)	12/14/06	12,168	12,168	$1.02	(3)

Charter Baking Company, Inc.	Baked goods manufacturer	Preferred stock (6,258 shares)		9/1/06	2,500	2,500	$399.49	(5)

					110,365	109,536			9.72%

Services—Other
American Residential Services, LLC	Plumbing, heating and air-conditioning services	Junior secured loan ($20,101 par due 4/2015)	10.00% Cash, 2.00% PIK	4/17/07	20,101	20,101	$1.00	(4)
Diversified Collection Services, Inc.	Collections services	Senior secured loan ($874 par due 8/2011)	10.60% (Libor + 5.75%/M)	2/2/05	769	761	$0.87
		Senior secured loan ($4,897 par due 8/2011)	10.60% (Libor + 5.75%/M)	2/2/05	4,897	4,260	$0.87	(3)
		Senior secured loan ($1,742 par due 2/2011)	13.35% (Libor + 8.50%/M)	2/2/05	1,742	1,359	$0.78	(2)
		Senior secured loan ($6,758 par due 8/2011)	13.35% (Libor + 8.50%/M)	2/2/05	6,758	5,271	$0.78	(3)
		Preferred stock (14,927 shares)		5/18/06	169	—	$—	(5)
		Common stock (114,004 shares)		2/2/05	295	—	$—	(5)
GCA Services Group, Inc.	Custodial services	Senior secured loan ($30,000 par due 12/2011)	12.00%	12/15/06	30,000	30,000	$1.00	(2)
		Senior secured loan ($12,000 par due 12/2011)	12.00%	12/15/06	12,000	12,000	$1.00	(3)
Growing Family, Inc. and GFH Holdings, LLC	Photography services	Senior secured revolving loan ($500 par due 8/2011)	8.02% (Libor + 3.00%/Q)	3/16/07	500	480	$0.96
		Senior secured revolving loan ($763 par due 8/2011)	8.26% (Libor + 3.00%/Q)	3/16/07	763	732	$0.96
		Senior secured loan ($367 par due 8/2011)	8.56% (Libor + 3.50%/Q)	3/16/07	367	352	$0.96
		Senior secured loan ($9,646 par due 8/2011)	8.56% (Libor + 3.50%/Q)	3/16/07	9,646	9,260	$0.96	(3)
		Senior secured loan ($71 par due 8/2011)	8.47% (Libor + 3.50%/Q)	3/16/07	71	68	$0.96
		Senior secured loan ($1,854 par due 8/2011)	8.47% (Libor + 3.50%/Q)	3/16/07	1,854	1,780	$0.96	(3)
		Senior secured loan ($3,575 par due 8/2011)	10.97% (Libor + 6.00%/Q)	3/16/07	3,576	3,147	$0.88
		Senior secured loan ($52 par due 8/2011)	10.97% (Libor + 6.00%/Q)	3/16/07	52	46	$0.88
		Common stock (552,430 shares)		3/16/07	872	90	$0.16	(5)
NPA Acquisition, LLC	Powersport vehicle auction operator	Junior secured loan ($12,000 par due 2/2013)	12.50% (Base Rate + 5.25%/D)	8/23/06	12,000	12,000	$1.00	(3)
		Common units (1,709 units)		8/23/06	1,000	1,500	$877.71	(5)

					107,432	103,207			9.16%

Consumer Products—Non-Durable
Badanco Enterprises, Inc.	Luggage manufacturer	Senior secured revolving loan ($2,150 par due 1/2012)	10.50% (Base Rate + 3.25%/D)	1/24/07	2,150	2,150	$1.00
		Senior secured loan ($313 par due 1/2012)	10.50% (Base Rate + 3.25%/D)	1/24/07	312	312	$1.00	(3)
		Senior secured loan ($5,938 par due 1/2012)	9.37% (Libor + 4.50%/M)	1/24/07	5,937	5,937	$1.00	(3)
		Senior secured loan ($4,375 par due 1/2012)	9.39% (Libor + 4.50%/B)	1/24/07	4,375	4,375	$1.00	(3)
Innovative Brands, LLC	Consumer products and personal care manufacturer	Senior Secured Loan ($12,838 par due 9/2011)	11.13%	10/12/06	12,838	12,838	$1.00
		Senior Secured Loan ($11,880 par due 9/2011)	11.13%	10/12/06	11,880	11,880	$1.00	(3)
Making Memories Wholesale, Inc.(6)	Scrapbooking branded products manufacturer	Senior secured loan ($7,125 par due 3/2011)	9.75% (Base Rate + 2.50%/D)	5/5/05	7,125	7,125	$1.00	(3)
		Senior subordinated loan ($10,465 par due 5/2012)	12.00% cash, 4.00% PIK	5/5/05	10,465	6,802	$0.65	(2)(4)(14)
		Preferred stock (3,759 shares)		5/5/05	3,759	—	$—	(5)
Shoes for Crews, LLC	Safety footwear and slip-related mats	Senior secured revolving loan ($2,333 par due 7/2010)	9.25% (Base Rate + 2.00%/D)	6/16/06	2,333	2,333	$1.00
		Senior secured loan ($971 par due 7/2010)	7.72% (Libor + 3.00%/S)	10/8/04	971	971	$1.00	(3)
		Senior secured loan ($75 par due 7/2010)	9.25% (Base Rate + 2.00%/D)	10/8/04	75	75	$1.00	(3)
The Thymes, LLC(7)	Cosmetic products manufacturer	Preferred stock (7,188 shares)	8.00% PIK	6/21/07	7,189	7,189	$1,000.02	(4)
		Common stock (6,850 shares)		6/21/07	—	—	$—	(5)
Wear Me Apparel, LLC(6)	Clothing manufacturer	Senior subordinated notes ($22,500 par due 4/2013)	12.60% cash, 1.00% PIK	4/2/07	22,559	22,559	$1.00	(2)(4)
		Common stock (10,000 shares)		4/2/07	10,000	2,000	$200.00	(5)

					101,968	86,546			7.68%

Environmental Services
AWTP, LLC	Water treatment services	Junior secured loan ($1,608 par due 12/2012)	13.43% (Libor + 8.50%/Q)	12/23/05	1,612	1,612	$1.00
		Junior secured loan ($12,061par due 12/2012)	13.43% (Libor + 8.50%/Q)	12/23/05	12,061	12,061	$1.00	(3)
Mactec, Inc.	Engineering and environmental services	Common stock (16 shares)		11/3/04	—	—	$20.78	(5)
		Common stock (5,556 shares)		11/3/04	—	116	$20.78	(5)

Sigma International Group, Inc.	Water treatment parts manufacturer	Junior secured loan ($1,833 par due 10/13)	12.37% (Libor + 7.50%/Q)	10/11/07	1,834	1,833	$1.00
		Junior secured loan ($4,000 par due 10/13)	12.37% (Libor + 7.50%/Q)	10/11/07	4,000	4,000	$1.00	(3)
		Junior secured loan ($2,750 par due 10/13)	12.73% (Libor + 7.50/M)	11/1/07	2,750	2,750	$1.00
		Junior secured loan ($6,000 par due 10/13)	12.73% (Libor + 7.50/M)	11/1/07	6,000	6,000	$1.00	(3)
		Junior secured loan ($917 par due 10/13)	12.29% (Libor + 7.50%/S)	11/6/07	917	917	$1.00
		Junior secured loan ($2,000 par due 10/13)	12.29% (Libor + 7.50%/S)	11/6/07	2,000	2,000	$1.00	(3)
Waste Pro USA, Inc.	Waste management services	Senior subordinated loan ($25,000 par due 11/2013)	11.50%	11/9/06	25,000	25,000	$1.00	(2)
		Preferred stock (15,000 shares)	10.00% PIK	11/9/06	15,000	15,000	$1,000.00	(4)
		Warrants to purchase (882,671 shares)		11/9/06	—	4,000	$4.53	(5)
Wastequip, Inc.(6)	Waste management equipment manufacturer	Senior subordinated loan ($12,602 par due 2/2015)	12.00%	2/5/07	12,731	10,211	$0.81
		Common stock (13,889 shares)		2/2/07	1,389	694	$50.00	(5)

					85,294	86,194			7.65%

Manufacturing
Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan ($5,616 par due 4/2010)	10.20% (Libor + 5.00%/Q)	3/28/05	5,649	5,616	$1.00	(3)
Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($10,164 par due 5/2011)	9.00% (Base Rate + 1.75%/D)	5/16/06	10,164	10,164	$1.00	(3)
		Senior secured loan ($1,523 par due 5/2011)	10.75% (Base Rate + 3.50%/D)	5/16/06	1,523	1,523	$1.00	(3)
		Senior secured loan ($4,411 par due 5/2011)	13.00%	5/16/06	4,422	4,422	$1.00
Qualitor, Inc.	Automotive aftermarket components supplier	Senior secured loan ($1,775 par due 12/2011)	9.08% (Libor + 4.25%/Q)	12/29/04	1,775	1,775	$1.00	(3)
		Junior secured loan ($5,000 par due 6/2012)	12.08% (Libor + 7.25%/Q)	12/29/04	5,000	5,000	$1.00	(3)
Reflexite Corporation(7)	Developer and manufacturer of high-visibility reflective products	Common Stock (1,821,860 shares)		3/28/06	27,435	54,666	$30.01	(5)
Saw Mill PCG Partners LLC	Precision components manufacturer	Common units (1,000 units)		2/2/07	1,000	400	$400.00	(5)

Universal Trailer Corporation(6)	Livestock and specialty trailer manufacturer	Common stock (50,000 shares)		10/8/04	6,425	485	$9.69	(5)
		Warrants to purchase 22,208 shares		10/8/04	1,506	215	$9.69	(5)

					64,899	84,266			7.48%

Restaurants
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($2,000 par due 11/2013)	8.88% (Libor + 3.50%/Q)	11/27/06	2,000	2,000	$1.00
		Senior secured revolving loan ($2,237 par due 11/2013)	9.75% (Base Rate + 2.50%/D)	11/27/06	2,237	2,237	$1.00
		Senior secured loan ($19,606 par due 11/2012)	13.88% (Libor + 8.50%/Q)	11/27/06	19,606	19,606	$1.00
		Senior secured loan ($990 par due 11/2012)	13.88% (Libor + 8.50%/Q)	11/27/06	990	990	$1.00	(2)
		Senior secured loan ($14,054 par due 11/2012)	13.88% (Libor + 8.50%/Q)	11/27/06	14,054	14,054	$1.00	(3)
		Promissory note ($10,713 par due 11/2016)	10.00% PIK	6/1/06	10,713	10,725	$1.00	(4)
		Warrants to purchase (.61 shares)		6/1/06	—	—	$—	(5)
Encanto Restaurants, Inc.(8)	Restaurant owner and operator	Junior secured loan ($24,352 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/06	24,352	24,352	$1.00	(4)
		Junior secured loan ($1,015 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/06	1,015	1,015	$1.00	(3)(4)

					74,967	74,979			6.66%

Containers—Packaging
Captive Plastics, Inc.	Plastics container manufacturer	Junior secured loan ($3,500 par due 2/2012)	12.34% (Libor + 7.25%/Q)	12/19/05	3,500	3,500	$1.00
		Junior secured loan ($12,000 par due 2/2012)	12.34% (Libor + 7.25%/Q)	12/19/05	12,000	12,000	$1.00	(3)
Industrial Container Services, LLC(6)	Industrial container manufacturer, reconditioner and servicer	Senior secured revolving loan ($1,859 par due 9/2011)	10.25% (Base Rate + 3.00%/D)	6/21/06	1,859	1,859	$1.00
		Senior secured revolving loan ($4,130 par due 9/2011)	8.93% (Libor + 4.00%/M)	6/21/06	4,130	4,130	$1.00
		Senior secured loan ($5,897 par due 9/2011)	8.93% (Libor + 4.00%/M)	9/30/05	5,897	5,897	$1.00
		Senior secured loan ($990 par due 9/2011)	8.93% (Libor + 4.00%/M)	6/21/06	990	990	$1.00	(2)
		Senior secured loan ($15,161 par due 9/2011)	8.93% (Libor + 4.00%/M)	6/21/06	15,161	15,161	$1.00	(3)
		Common stock (1,800,000 shares)		9/29/05	1,800	5,000	$2.78	(5)

					45,337	48,537			4.31%

Aerospace & Defense
AP Global Holdings, Inc.	Safety and security equipment manufacturer	Senior secured loan ($20,000 par due 10/2013)	9.73% (Libor + 4.50%/M)	11/8/07	19,607	20,000	$1.00
ILC Industries, Inc.	Industrial products provider	Junior secured loan ($12,000 par due 8/2012)	11.50%	6/27/06	12,000	12,000	$1.00	(3)
Thermal Solutions LLC and TSI Group, Inc.	Thermal management and electronics packaging manufacturer	Senior secured loan ($2,797 par due 3/2012)	10.50% (Base Rate + 3.25%/D)	3/28/05	2,797	2,752	$0.98	(3)
		Senior secured loan ($1,182 par due 3/2011)	10.00% (Base Rate + 2.75%/D)	3/28/05	1,182	1,164	$0.98	(3)
		Senior subordinated notes ($2,049 par due 9/2012)	11.50% cash, 2.75% PIK	3/28/05	2,068	2,017	$0.98	(4)
		Senior subordinated notes ($3,235 par due 9/2012)	11.50% cash, 2.75% PIK	3/28/05	3,237	3,185	$0.98	(2)(4)
		Senior subordinated notes ($2,613 par due 3/2013)	11.50% cash, 2.50% PIK	3/21/06	2,613	2,517	$0.96	(2)(4)
		Preferred stock (71,552 shares)		3/28/05	716	693	$9.69	(5)
		Common stock (1,460,246 shares)		3/28/05	15	14	$0.01	(5)

					44,235	44,342			3.94%

Computers and Electronics
RedPrairie Corporation	Software manufacturer	Junior secured loan ($6,500 par due 1/2013)	11.39% (Libor + 6.50%/Q)	7/13/06	6,500	6,500	$1.00
		Junior secured loan ($12,000 par due 1/2013)	11.39% (Libor + 6.50%/Q)	7/13/06	12,000	12,000	$1.00	(3)
X-rite, Incorporated	Artwork software manufacturer	Junior secured loan ($4,800 par due 7/2013)	12.38% (Libor + 7.50%/Q)	7/6/06	4,800	4,800	$1.00
		Junior secured loan ($12,000 par due 7/2013)	12.38% (Libor + 7.50%/Q)	7/6/06	12,000	12,000	$1.00	(3)

					35,300	35,300			3.13%

Health Clubs
Athletic Club Holdings, Inc.(13)	Premier health club operator	Senior secured loan ($29,424 par due 10/2013)	9.63% (Libor + 4.50%/Q)	10/11/07	29,424	29,424	$1.00
		Senior secured loan ($4,488 par due 10/2013)	9.63% (Libor + 4.50%/Q)	10/11/07	4,488	4,488	$1.00	(3)
		Senior secured loan ($50 par due 10/2013)	9.47% (Libor + 4.50%/Q)	10/11/07	50	50	$1.00
		Senior secured loan ($8 par due 10/2013)	9.47% (Libor + 4.50%/Q)	10/11/07	8	8	$1.00	(3)
		Senior secured loan ($26 par due 10/2013)	10.75% (Libor + 3.50%/Q)	10/11/07	26	26	$1.00
		Senior secured loan ($4 par due 10/2013)	10.75% (Libor + 3.50%/Q)	10/11/07	4	4	$1.00	(3)

					34,000	34,000			3.02%

Grocery
Planet Organic Health Corp.(8)	Organic grocery store operator	Senior secured loan ($7,000 par due 7/2014)	10.45% (Libor + 5.50%/Q)	7/3/07	7,000	7,000	$1.00
		Senior secured loan ($10,500 par due 7/2014)	10.45% (Libor + 5.50%/Q)	7/3/07	10,500	10,500	$1.00	(3)
		Senior subordinated loan ($9,332 par due 7/2012)	11.00% Cash, 2.00% PIK	7/3/07	9,332	9,332	$1.00	(4)

					26,832	26,832			2.38%

Cargo Transport
The Kenan Advantage Group, Inc.	Fuel transportation provider	Senior subordinated notes ($9,524 par due 12/2013)	9.50% cash, 3.50% PIK	12/15/05	9,524	9,524	$1.00	(2)(4)
		Senior secured loan ($2,450 par due 12/2011)	7.58% (Libor + 2.75%/Q)	12/15/05	2,450	2,205	$0.90	(3)
		Preferred stock (10,984 shares)		12/15/05	1,098	1,293	$117.72	(5)
		Common stock (30,575 shares)		12/15/05	31	36	$1.18	(5)

					13,103	13,058			1.16%

Consumer Products—Durable
Direct Buy Holdings, Inc. and Direct Buy Investors LP(6)	Membership-based buying club franchisor and operator from the manufacturer	Senior secured loan ($2,500 par due 11/2012)	9.74% (Libor + 4.50%/M)	12/14/07	2,400	2,400	$0.96
		Partnership interests (19.31% interest)		11/30/07	10,000	10,000	$100.00	(5)

					12,400	12,400			1.10%

Housing—Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,838 par due 3/2011)	13.00% cash, 3.00% PIK	10/8/04	8,826	8,839	$1.00	(2)(4)
		Common stock (2,743 shares)		10/8/04	753	377	$137.24	(5)
		Warrants to purchase 4,464 shares		10/8/04	653	326	$73.09	(5)

					10,232	9,542			0.85%

Telecommunications
American Broadband Communications, LLC and American Broadband Holding Company	Broadband communication services	Senior subordinated loan ($9,327 par due 11/2014)	8.00% cash, 8.00% PIK	11/7/07	9,327	9,327	$1.00	(4)
		Warrants to purchase 170 shares		11/7/07	—	—	$—	(5)

					9,327	9,327			0.83%

Total					$1,795,621	$1,774,202

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

(5)
Non-income producing at December 31, 2007.

(6)
As defined in the Investment Company Act, we are an "Affiliate" of this portfolio company because we own 5% or more of the portfolio company's outstanding voting securities. Transactions during the period for the year ended December 31, 2007 in which the issuer was an Affiliate (but not a portfolio company that we "Control") are as follows:

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains/losses	Net unrealized gains/losses
Abingdon Investments Limited	$—	$—	$—	$—	$—	$1,224	$—	$—	$(1,288)
Apple & Eve, LLC and US Juice Partners, LLC	$74,846	$115	$21,000	$1,648	$1,353	$—	$13	$—	$—
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC	$135,930	$—	$72,500	$3,571	$2,598	$—	$149	$—	$—
Daily Candy, Inc.	$—	$2,569	$10,000	3,068	$—	$—	$—	$—	$2,654
Direct Buy Holdings, Inc. and Direct Buy Investors LP	$12,400	$—	$—	$12	$—	$—	$—	$—	$—
Firstlight Financial Corporation	$40,000	$—	$—	$4,944	$38	$—	$750	$—	$(10,000)
Imperial Capital Group, LLC	$15,000	$—	$—	$—	$300	$201	$—	$—	$—
Industrial Container Services, LLC	$9,665	$9,476	$16,000	$3,171	$—	$—	$154	$—	$3,200
Investor Group Services, LLC	$400	$1,400	$—	$301	$—	$—	$38	$—	$—
Pillar Holdings LLC and PHL Holding Co.	$59,500	$—	$—	$678	$1,056	$—	$15	$—	$—
Primis Marketing Group, Inc. and Primis Holdings, LLC	$—	$—	$—	$861	$—	$—	$—	$—	$(5,636)
Making Memories Wholesale, Inc.	$—	$633	$—	$1,999	$—	$—	$—	$—	$(4,983)
Universal Trailer Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$(7,230)
VSS-Tranzact Holdings, LLC	$10,000	$—	$—	$—	$—	$—	$—	$—	$—
Wastequip, Inc.	$13,889	$27,000	$—	$1,118	$—	$—	$—	$—	$(3,215)
Wear Me Apparel, LLC	$32,500	$—	$—	$2,321	$325	$63	$25	$—	$(8,000)
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

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(dollar amounts in thousands, except per share data)

	Common Stock			Accumulated Undistributed Net Investment Income	Accumulated Net Realized Gain on Sale of Investments	Net Unrealized (Depreciation) Appreciation of Investments
			Capital in Excess of Par Value				Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2005	37,909,484	$38	$559,193	$—	$5,765	$4,617	$569,613

Issuance of common stock from add-on offerings (net of offering and underwriting costs)	13,511,250	14	211,739	—	—	—	211,753
Shares issued in connection with dividend reinvestment plan	615,793	—	10,702	—	—	—	10,702
Net increase in stockholders' equity resulting from operations	—	—	—	56,632	27,616	(14,553)	69,695
Dividend declared ($1.64 per share)	—	—	—	(56,632)	(15,697)	—	(72,329)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	3,559	7,038	(10,597)	—	—

Balance at December 31, 2006	52,036,527	$52	$785,193	$7,038	$7,087	$(9,936)	$789,434

Issuance of common stock from add-on offerings (net of offering and underwriting costs)	19,961,578	20	344,146	—	—	—	344,166
Shares issued in connection with dividend reinvestment plan	685,985	1	11,613	—	—	—	11,614
Net increase in stockholders' equity resulting from operations	—	—	—	94,949	6,544	(10,661)	90,832
Dividend declared ($1.66 per share)	—	—	—	(97,864)	(13,631)	—	(111,495)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(4,353)	2,882	1,471	—	—

Balance at December 31, 2007	72,684,090	$73	$1,136,599	$7,005	$1,471	$(20,597)	$1,124,551

Issuance of common stock from transferable rights offering (net of offering and dealer manager costs)	24,228,030	24	259,777	—	—	—	259,801
Shares issued in connection with dividend reinvestment plan	240,700	—	2,922	—	—	—	2,922
Net decrease in stockholders' equity resulting from operations	—	—	—	126,992	6,371	(272,818)	(139,455)
Dividend declared ($1.68 per share)	—	—	—	(145,098)	(7,842)	—	(152,940)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(3,340)	3,464	(124)	—	—

Balance at December 31, 2008	97,152,820	$97	$1,395,958	$(7,637)	(124)	$(293,415)	$1,094,879

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollar amounts in thousands)

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
OPERATING ACTIVITIES:
Net (decrease) increase in stockholders' equity resulting from operations	$(139,455)	$90,832	$69,695
Adjustments to reconcile net (decrease) increase in stockholders' equity resulting from operations to net cash used by operating activities:
Net realized gains from investment and foreign currency transactions	(6,557)	(6,544)	(27,616)
Net unrealized (losses) from investment and foreign currency transactions	272,818	10,661	14,553
Net accretion of discount on securities	(1,307)	(1,266)	(673)
Increase in accrued payment-in-kind dividends and interest	(32,816)	(16,231)	(6,289)
Amortization of debt issuance costs	2,210	1,858	1,822
Depreciation	503	410	259
Proceeds from sale and redemption of investments	497,285	725,181	458,244
Purchases of investments	(925,945)	(1,311,301)	(1,033,016)
Changes in operating assets and liabilities:
Interest receivable	6,183	(13,609)	(4,293)
Other assets	(2,009)	(917)	(2,336)
Management and incentive fees payable	19,948	556	9,007
Accounts payable and accrued expenses	1,035	3,488	805
Interest and facility fees payable	(900)	2,725	1,731
Interest payable to the Investment Adviser	—	—	(154)

Net cash used by operating activities	(309,007)	(514,157)	(518,261)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	259,801	344,166	211,753
Borrowings on debt	951,000	713,350	977,000
Repayments on credit facility payable	(721,200)	(513,000)	(513,000)
Credit facility financing costs	(3,139)	(875)	(5,574)
Underwriting costs payable to the Investment Adviser	—	—	(2,475)
Dividends paid in cash	(109,214)	(99,882)	(74,516)

Net cash provided by financing activities	377,248	443,759	593,188

CHANGE IN CASH AND CASH EQUIVALENTS	68,241	(70,398)	74,927
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,142	91,540	16,613

CASH AND CASH EQUIVALENTS, END OF PERIOD	$89,383	$21,142	$91,540

Supplemental Information:
Interest paid during the period	$34,421	$31,752	$14,358
Taxes paid during the period	$1,601	$1,272	$4,519
Dividends declared during the period	$152,940	$111,495	$72,329

See accompanying notes to consolidated financial statements.

 ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2008

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

        The Company has elected to be treated as a regulated investment company, or a "RIC", under subchapter M of the Internal Revenue Code of 1986, as amended (the "Code") and operates in a manner so as to qualify for the tax treatment applicable to RICs. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first and second lien senior loans and mezzanine debt, which in some cases includes an equity component like warrants, and, to a lesser extent, in equity investments in private middle market companies.

        We are externally managed by Ares Capital Management LLC (the "investment adviser"), an affiliate of Ares Management LLC ("Ares Management"), an independent international investment management firm. Ares Operations LLC ("Ares Administration" or the "administrator"), an affiliate of Ares Management, provides the administrative services necessary for us to operate (the "Administration Agreement").

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

  Investments

        Investment transactions are recorded on the trade date. Realized gains or losses are computed using the specific identification method. Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of our investments) are valued at fair value as determined in good faith by our board of directors, based on the input of our management and audit committee and independent valuation firms that have been engaged at the direction of the board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12 month period and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter, with approximately 50% (based on value) of our valuations of portfolio companies without readily available market quotations subject to review by an independent valuation firm.

        As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (an estimate of the total fair value of the portfolio company's debt and equity), the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison of the portfolio company's securities to publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation.

        Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors, based on the input of our management and audit committee and independent valuation firms under a valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize significantly less than the value at which we have recorded it.

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

  •
  The audit committee of our board of directors reviews these preliminary valuations, as well as the input of independent valuation firms with respect to the valuations of approximately 50% (based on value) of our portfolio companies without readily available market quotations.

  •
  The board of directors discusses valuations and determines the fair value of each investment in our portfolio without a readily available market quotation in good faith based on the input of our management and audit committee and independent valuation firms.

        Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"), which expands the application of fair value accounting for investments (see Note 9 to the consolidated financial statements).

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

        Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management's judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. The Company may make exceptions to this if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2008, 4.4% of total investments at amortized cost (or 1.6% at fair value), were on non-accrual status. As of December 31, 2007, 1.2% of total investments at amortized cost or (0.9% at fair value), were placed on non-accrual status.

  Payment-in-Kind Interest

        The Company has loans in its portfolio that contain a payment-in-kind ("PIK") provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company's status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. For the years ended December 31, 2008, 2007 and 2006, $32,816, $16,231, and $6,289, respectively, in PIK income were recorded.

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

  Foreign Currency Translation

        The Company's books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

  (1)
  Market value of investment securities, other assets and liabilities—at the exchange rates prevailing at the end of the period.

  (2)
  Purchases and sales of investment securities, income and expenses—at the rates of exchange prevailing on the respective dates of such transactions, income or expenses.

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

  Accounting for Derivative Instruments

        The Company does not utilize hedge accounting and marks its derivatives to market through operations.

  Offering Expenses

        The Company's offering costs are charged against the proceeds from equity offerings when received. For the years ended December 31, 2008, 2007 and 2006, the Company incurred approximately $1,414, $900, and $900 in offering costs, respectively.

  Debt Issuance Costs

        Debt issuance costs are being amortized over the life of the related credit facility using the straight line method, which closely approximates the effective yield method.

  U.S. Federal Income Taxes

        The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes.

        Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended December 31, 2008, a net benefit of $100 was recorded for U.S. federal excise tax. For the years ended December 31, 2007 and 2006, provisions of approximately $100 and $570, respectively, were recorded for U.S. federal excise tax. As of December 31, 2008, $550 related to accrued excise tax was unpaid and included in accounts payable on the accompanying consolidated balance sheet.

        Certain of our wholly owned subsidiaries are subject to U.S. Federal and state income taxes. For the year ended December 31, 2008, we recorded a tax benefit of approximately $100 for these subsidiaries. For the year ended December 31, 2007, we recorded a tax benefit of approximately $900 for these subsidiaries. For the year ended December 31, 2006, we recorded a tax provision of $4,400 for these subsidiaries.

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

        We have adopted a dividend reinvestment plan that provides for reinvestment of any distributions we declare in cash on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not opted out of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividend. While we generally use primarily newly issued shares to implement the plan (especially if our shares are trading at a premium to net asset value), we may purchase shares in the open market in connection with our obligations under the plan. In particular, if our shares are trading at a significant enough discount to net asset value and we are otherwise permitted under applicable law to purchase such shares, we intend to purchase shares in the open market in connection with our obligations under our dividend reinvestment plan.

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

  New Accounting Pronouncements

        On October 10, 2008, FASB Staff Position No. 157-3—Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, or "FSP 157-3", was issued. FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. FSP 157-3 does not change the fair value measurement principles set forth in SFAS 157 (see Note 9 for a description of SFAS 157). Since adopting SFAS 157 in January 2008, our process for determining the fair value of our investments has been, and continues to be, consistent with the guidance provided in the example in FSP 157-3. As a result, the adoption of FSP 157-3 did not affect our process for determining the fair value of our investments and did not have a material effect on our financial position or results of operations.

3.     AGREEMENTS

  Investment Advisory and Management Agreement

        The Company is party to an investment advisory and management agreement, the "investment advisory and management agreement" with Ares Capital Management. Subject to the overall supervision of our board of directors, Ares Capital Management provides investment advisory services to the Company. For providing these services, Ares Capital Management receives a fee from us, consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.5% based on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears.

        The incentive fee has two parts. One part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the administration agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with payment-in-kind interest, preferred stock with payment-in-kind dividends and zero coupon securities, accrued income that we have not yet received in cash. The investment adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued interest that we never actually receive.

        Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate (as defined below) for a quarter, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed "hurdle rate" of 2.00% per quarter. If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for our investment adviser to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. Our pre-incentive fee net investment income used to calculate this part of the incentive fee is also included in the amount of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds) used to calculate the 1.5% base management fee.

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

        The second part of the incentive fee, the "Capital Gains Fee", is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and management agreement, as of the termination date) and is calculated at the end of each applicable year by subtracting (a) the sum of our cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (b) our cumulative aggregate realized capital gains, in each case calculated from October 8, 2004. If such amount is positive at the end of such year, then the Capital Gains Fee for such year is equal to 20.0% of such amount, less the aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee for such year.

        The cumulative aggregate realized capital gains are calculated as the sum of the differences, if positive, between (a) the net sales price of each investment in our portfolio when sold and (b) the accreted or amortized cost basis of such investment.

        The cumulative aggregate realized capital losses are calculated as the sum of the amounts by which (a) the net sales price of each investment in the Company's portfolio when sold is less than (b) the accreted or amortized cost basis of such investment.

        The aggregate unrealized capital depreciation is calculated as the sum of the differences, if negative, between (a) the valuation of each investment in the Company's portfolio as of the applicable Capital Gains Fee calculation date and (b) the accreted or amortized cost basis of such investment.

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

        For the year ended December 31, 2008, we incurred $30,463 in base management fees, $31,748 in incentive management fees related to pre-incentive fee net investment income and no incentive management fees related to realized capital gains. As of December 31, 2008, $32,989 was unpaid and included in "management and incentive fees payable" in the accompanying consolidated balance sheet. Payment of $25,255 in incentive management fees for the year ended December 31, 2008 will be deferred pursuant to the investment advisory and management agreement.

        For the year ended December 31, 2007, we incurred $23,531 in base management fees, $23,522 in incentive management fees related to pre-incentive fee net investment income and no incentive management fees related to realized capital gains. As of December 31, 2007, $13,041 was unpaid and included in "management and incentive fees payable" in the accompanying consolidated balance sheet.

        For the year ended December 31, 2006, we incurred $13,646 in base management fees, $16,068 in incentive management fees related to pre-incentive fee net investment income and $3,448 in incentive management fees related to realized capital gains.

  Administration Agreement

        We are also party to a separate administration agreement, the "administration agreement," with our administrator, Ares Administration. Our board of directors approved the continuation of our administration agreement on May 29, 2008, which extended the term of the agreement until June 1, 2009. Pursuant to the administration agreement, Ares Administration furnishes us with office equipment and clerical, bookkeeping and record keeping services. Under the administration agreement, Ares Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Administration assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the administration agreement, Ares Administration also provides, on our behalf, managerial assistance to those portfolio companies to which we are required to provide such assistance. Payments under the administration agreement are equal to an amount based upon our allocable portion of Ares Administration's overhead in performing its obligations under the administration agreement, including our allocable portion of the cost of our officers (including our chief compliance officer, chief financial officer, secretary and treasurer) and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60-days' written notice to the other party.

        For the years ended December 31, 2008, 2007 and 2006, we incurred $2,701, $997, and $953 in administrative fees, respectively. As of December 31, 2008, $999 was unpaid and included in "accounts payable and accrued expenses" in the accompanying consolidated balance sheet.

4.     EARNINGS PER SHARE

        The following information sets forth the computations of basic and diluted net increase in stockholders' equity per share resulting from the years ended December 31, 2008, 2007 and 2006 (dollar amounts in thousands except share and per share data):

	2008	2007	2006
Numerator for basic and diluted net (decrease) increase in stockholders' equity resulting from operations per share:	$(139,455)	$90,832	$69,695
Denominator for basic and diluted net (decrease) increase in stockholders' equity resulting from operations per share:	89,666,243	67,676,498	43,978,853
Basic and diluted net (decrease) increase in stockholders' equity resulting from operations per share:	$(1.56)	$1.34	$1.58

        In accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), the weighted average shares of common stock outstanding used in computing basic and diluted net increase in stockholders' equity resulting from operations per share for the years ended December 31, 2008, 2007 and 2006 have been adjusted retroactively by a factor of 1.02% to recognize the bonus element associated with rights to acquire shares of common stock that we issued to stockholders of record as of March 24, 2008 in connection with a rights offering. See Note 13 for more information on the transferable rights offering.

5.     INVESTMENTS

        Under the Investment Company Act, we are required to separately identify non-controlled investments where we own more than 5% of a portfolio company's outstanding voting securities as "affiliated companies." In addition, under the Investment Company Act, we are required to separately identify investments where we own more than 25% of a portfolio company's outstanding voting securities as "control affiliated companies." We had no existing control relationship with any of the portfolio companies identified as "affiliated companies" or "control affiliated companies" prior to making the indicated investment.

        For the year ended December 31, 2008, the Company funded $529.3 million aggregate principal amount of senior term debt, $336.3 million aggregate principal amount of senior subordinated debt and $60.4 million of investments in equity securities.

        In addition, for the year ended December 31, 2008, $345.8 million aggregate principal amount of senior term debt and $19.5 million of senior subordinated debt were redeemed. Additionally, $103.0 million aggregate principal amount of senior term debt, $9.5 million of senior subordinated debt and $7.4 million of investments in equity securities were sold.

        As of December 31, 2008, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$89,383	$89,383
Senior term debt	1,165,460	1,055,089
Senior subordinated debt	737,072	619,491
Equity securities	309,061	247,997
Collateralized debt obligations	56,000	50,400

Total	$2,356,976	$2,062,360

        As of December 31, 2007, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$21,142	$21,142
Senior term debt	1,087,761	1,063,729
Senior notes	399,843	401,141
Senior subordinated debt	252,017	253,332
Equity securities	56,000	56,000

Total	$1,816,763	$1,795,344

        The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt using the effective interest method.

        The industrial and geographic compositions of our portfolio at fair value at December 31, 2008 and December 31, 2007 were as follows:

	As of December 31,
	2008	2007
Industry
Health Care	20.2%	17.1%
Beverage/Food/Tobacco	12.3	6.2
Education	11.1	6.9
Other Services	7.4	5.8
Financial	7.0	9.9
Business Services	6.7	8.5
Retail	5.7	6.5
Environmental Services	4.1	4.9
Printing/Publishing/Media	3.8	7.3
Manufacturing	3.8	4.7
Restaurants	3.6	4.2
Aerospace and Defense	3.0	2.5
Consumer Products	3.0	5.6
Telecommunications	2.0	0.5
Cargo Transport	1.4	0.8
Containers/Packaging	1.4	2.7
Computers/Electronics	1.2	2.0
Health Clubs	1.2	1.9
Grocery	1.0	1.5
Homebuilding	0.1	0.5

Total	100.0%	100.0%

	December 31,
	2008	2007
Geographic Region
Southeast	22.2%	18.3%
Mid-Atlantic	21.0	22.9
Midwest	20.6	22.6
West	18.3	19.0
International	14.1	12.7
Northeast	3.8	4.5

Total	100.0%	100.0%

6.     INCOME TAXES

        The following reconciles net increase in stockholders' equity resulting from operations to taxable income for the year ended December 31, 2008:

Net increase in stockholders' equity resulting from operations	$(139,455)
Net unrealized loss on investments transactions not taxable	272,818
Other income not currently taxable	(1,008)
Other taxable income	1,351
Expenses not currently deductible	28,146
Other deductible expenses	(1,547)

Taxable income before deductions for distributions	$160,305

        During the year ended December 31, 2008, as a result of permanent book-to-tax differences primarily due to the recharacterization of distributions, differences in the book and tax basis of investments sold, dividends paid by portfolio companies to the Company in excess of portfolio company earnings and nondeductible federal taxes, the Company increased accumulated undistributed net investment income by $3,464, decreased accumulated net realized gain (loss) on sale of investments by $124 and decreased capital in excess of par value by $3,340. Aggregate stockholders' equity was not affected by this reclassification. As of December 31, 2008, the cost of investments for tax purposes was $2,263,858 resulting in a gross unrealized appreciation and depreciation of $121,289 and $413,370, respectively.

        For income tax purposes, distributions paid to stockholders are reported as ordinary income, non-taxable, capital gains, or a combination thereof. Dividends paid per common share for the year ended December 31, 2008 were taxable as follows (unaudited):

Ordinary income	$146,048
Capital gains	6,891
Return of capital	—

Total	$152,939

        The following reconciles net increase in stockholders' equity resulting from operations to taxable income for the year ended December 31, 2007:

Net increase in stockholders' equity resulting from operations	$90,832
Net unrealized loss on investments transactions not taxable	10,661
Other income not currently taxable	(1,429)
Other taxable income	1,221
Expenses not currently deductible	18
Other deductible expenses	(73)

Taxable income before deductions for distributions	$101,230

        During the year ended December 31, 2007, as a result of permanent book-to-tax differences primarily due to the recharacterization of distributions, differences in the book and tax basis of investments sold, dividends paid by portfolio companies to the Company in excess of portfolio company earnings and nondeductible federal taxes, the Company increased accumulated undistributed net investment income by $2,882, increased accumulated net realized gain on sale of investments by $1,471 and decreased capital in excess of par value by $4,352. Aggregate stockholders' equity was not affected by this reclassification. As of December 31, 2007, the cost of investments for tax purposes was

$1,795,464 resulting in a gross unrealized appreciation and depreciation of $55,305 and $76,567, respectively.

        For income tax purposes, distributions paid to stockholders are reported as ordinary income, non-taxable, capital gains, or a combination thereof. Dividends paid per common share for the year ended December 31, 2007 were taxable as follows (unaudited):

Ordinary income	$106,600
Capital gains	4,895
Return of capital	—

Total	$111,495

        The following reconciles net increase in stockholders' equity resulting from operations to taxable income for the year ended December 31, 2006:

Net increase in stockholders' equity resulting from operations	$69,695
Net unrealized gain on investments transactions not taxable	14,553
Other income not currently taxable	(24,661)
Other taxable income	16,256
Expenses not currently deductible	5,705
Other deductible expenses	(1,107)

Taxable income before deductions for distributions	$80,441

        Excluded from taxable income before deductions for distributions are $239 of capital losses realized by the Company after October 31, 2006, which were deferred for tax purposes to the first day of the following fiscal year. During the year ended December 31, 2006, as a result of permanent book-to-tax differences primarily due to the recharacterization of distributions, differences in the book and tax basis of investments sold, dividends paid by portfolio companies to the Company in excess of portfolio company earnings and nondeductible federal taxes, the Company increased accumulated undistributed net investment income by $7,038, decreased accumulated net realized gain on sale of investments by $10,598 and increased capital in excess of par value by $3,559. Aggregate stockholders' equity was not affected by this reclassification. As of December 31, 2006, the cost of investments for tax purposes was $1,245,893 resulting in a gross unrealized appreciation and depreciation of $2,483 and $12,554, respectively.

        For income tax purposes, distributions paid to stockholders are reported as ordinary income, non-taxable, capital gains, or a combination thereof. Dividends paid per common share for the year ended December 31, 2006 were taxable as follows (unaudited):

Ordinary income	$64,551
Capital gains	7,778
Return of capital	—

Total	$72,329

7.     COMMITMENTS AND CONTINGENCIES

        As of December 31, 2008 and 2007, the Company had the following commitments to fund various revolving senior secured and subordinated loans:

	As of December 31,
	2008	2007
Total revolving commitments	$419,000	$323,600
Less: funded commitments	(139,600)	(79,200)

Total unfunded commitments	279,400	244,400
Less: commitments substantially at discretion of the Company	(32,400)	—
Less: unavailable commitments due to borrowing base or other covenant restriction	(64,500)	(15,400)

Total net adjusted unfunded revolving commitments	$182,500	$229,000

        Of the total commitments as of December 31, 2008, $342,900 extend beyond the maturity date for our Revolving Credit Facility (as defined in Note 8). Included within the total commitments as of December 31, 2008 are commitments to issue up to $15,800 in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of December 31, 2008, the Company had $12,500 in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability. Of these letters of credit, $200 expire on January 31, 2009, $3,700 expire on February 28, 2009, $8,100 expire on September 30, 2009 and $500 expire on August 31, 2010. These letters of credit may be extended under substantially similar terms for additional one-year terms at the Company's option until the Revolving Credit Facility, under which the letters of credit were issued, matures on December 28, 2010.

        As of December 31, 2008 and 2007, the Company was subject to subscription agreements to fund equity investments in private equity investment partnerships, substantially all at the discretion of the Company, as follows:

	As of December 31,
	2008	2007
Total private equity commitments	$428,300	$111,800
Total unfunded private equity commitments	$423,600	$110,500

8.     BORROWINGS

        In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of December 31, 2008 our asset coverage for borrowed amounts was 220%.

        Our debt obligations consisted of the following as of December 31, 2008 and 2007:

	As of December 31,
	2008	2007
Revolving Credit Facility	$480,486	$282,528
CP Funding Facility	114,300	85,000
Debt Securitization	314,000	314,000

Total	$908,786	$681,528

        The weighted average interest rate of all our debt obligations as of December 31, 2008 and December 31, 2007 was 3.03% and 5.66%, respectively.

  CP Funding Facility

        In October 2004, we formed Ares Capital CP Funding LLC ("Ares Capital CP"), a wholly owned subsidiary of the Company, through which we established a revolving facility, referred to as the "CP Funding Facility," that, as amended, allows Ares Capital CP to issue up to $350.0 million of variable funding certificates ("VFC"). As part of the CP Funding Facility, we are subject to limitations as to how borrowed funds may be used including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of VFC that we may issue from time to time. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge offs, violation of which could result in the early amortization of the CP Funding Facility and limit further advances under the CP Funding Facility and in some cases could be an event of default. The CP Funding is also subject to a borrowing base that applies different advance rates to assets held in Ares Capital CP. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the CP Funding Facility. As of December 31, 2008, there was $114,300 outstanding under the CP Funding Facility and the Company continues to be in compliance with all of the limitations and requirements of the CP Funding Facility. As of December 31, 2007, there was $85,000 outstanding under the CP Funding Facility.

        On July 22, 2008, we entered into an amendment to the CP Funding Facility to, among other things, extend its maturity, decrease the availability and advance rates applicable to certain types of eligible loans and make certain provisions of the facility more restrictive. The Company paid a renewal fee of 0.786% of the total amount available for borrowing, or $2,750. On December 5, 2008, we entered into an amendment to the CP Funding Facility to, among other things, modify the net worth test applicable to the Company, decrease the advance rates applicable to certain types of eligible loans and add an asset coverage requirement with respect to the Company consistent with applicable legal requirements.

        The CP Funding Facility is scheduled to expire on July 21, 2009. The CP Funding Facility is secured by all of the assets held by Ares Capital CP, which as of December 31, 2008 consisted of 45 investments.

        The interest charged on the VFC is based on the commercial paper rate, eurodollar or adjusted eurodollar rate plus 2.50%. Prior to July 22, 2008, the interest charged was based on the commercial paper rate plus 1.00%. The interest charged on the VFC is payable quarterly. As of December 31, 2008 and December 31, 2007, the commercial paper rate was 2.3271% and 5.1147%, respectively. For the years ended December 31, 2008, 2007 and 2006, the average interest rates (i.e. commercial paper rate plus the spread) were 5.19%, 6.12% and 5.80%, respectively. For the years ended December 31, 2008, 2007 and 2006, the average outstanding balances were $82,540, $88,296 and $45,621, respectively.

        For the years ended December 31, 2008, 2007 and 2006 the interest expense incurred was $4,280, $5,483, and $2,615, respectively. Cash paid for interest expense during the years ended December 31, 2008, 2007 and 2006 was $3,754, $4,285 and $2,603, respectively.

        The Company is also required to pay a commitment fee for any unused portion of the CP Funding Facility. The commitment fee is equal to 0.5% per annum for any unused portion of the CP Funding Facility. Prior to July 22, 2008, the commitment fee was 0.125% per annum calculated based on an amount equal to $200,000 less the borrowings outstanding under the CP Funding Facility. For the years ended December 31, 2008, 2007 and 2006, the commitment fees incurred were $625, $141 and $260, respectively.

  Revolving Credit Facility

        In December 2005, we entered into a senior secured revolving credit facility referred to as the "Revolving Credit Facility", under which, as amended, the lenders have agreed to extend credit to the Company in an aggregate principal amount not exceeding $510,000 at any one time outstanding (see Note 16). The Revolving Credit Facility expires on December 28, 2010 and with certain exceptions is secured by substantially all of the assets in our portfolio (other than investments held by Ares Capital CP under the CP Funding Facility and those held as a part of the Debt Securitization, discussed below), which as of December 31, 2008 consisted of 170 investments. Under the Revolving Credit Facility, we have made certain representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders' equity, (e) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries, of not less than 2.0:1.0, (f) maintaining minimum liquidity, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and its subsidiaries.

        In addition to the asset coverage ratio described above, borrowings under the Revolving Credit Facility (and the incurrence of certain other permitted debt) will be subject to compliance with a borrowing base that will apply different advance rates to different types of assets in our portfolio. The Revolving Credit Facility also includes an "accordion" feature that allows us to increase the size of the Revolving Credit Facility to a maximum of $765,000 under certain circumstances. The Revolving Credit Facility also includes usual and customary events of default for senior secured revolving credit facilities of this nature. As of December 31, 2008, there was $480,486 outstanding under the Revolving Credit Facility and the Company continues to be in compliance with all of the limitations and requirements of the Revolving Credit Facility. As of December 31, 2007, there was $282,500 outstanding under the Revolving Credit Facility.

        The interest charged under the Revolving Credit Facility is generally based on LIBOR (one, two, three or six month) plus 1.00%. As of December 31, 2008, the one, two, three and six month LIBOR were 0.44%,1.10%,1.43% and 1.75%, respectively. For the year ended December 31, 2008 the average interest rate was 4.17%, the average outstanding balance was $422,614, the interest expense incurred was $17,610 and the cash paid for interest expense was $18,787. As of December 31, 2007, the one, two, three and six month LIBOR were 4.60%,4.65%,4.70% and 4.60%, respectively. For the year ended December 31, 2007 the average interest rate was 6.50%, the average outstanding balance was $177,526, the interest expense incurred was $11,532 and the cash paid for interest expense was $9,918. For the year ended December 31, 2006, the average interest rate was 6.44%, the average outstanding balance was $89,022, the interest expense incurred was $5,732 and the cash paid for interest expense was $4,519. The Company is also required to pay a commitment fee of 0.20% for any unused portion of the Revolving Credit Facility. For the years ended December 31, 2008, 2007 and 2006, the commitment fees incurred were $224, $304 and $318, respectively.

        The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. As of December 31, 2008, the Company had $16,700 in standby letters of credit issued through the Revolving Credit Facility. As of December 31, 2007, the Company had $11,400 in standby letters of credit issued through the Revolving Credit Facility.

        As of December 31, 2008, the Company had a non-U.S. borrowing on the Revolving Credit Facility denominated in Canadian dollars. As of December 31, 2008 and 2007, unrealized appreciation on this borrowing was $3,365 and $822, respectively.

  Debt Securitization

        In July 2006, through our wholly owned subsidiary, ARCC CLO 2006 LLC ("ARCC CLO"), we completed a $400,000 debt securitization (the "Debt Securitization") and issued approximately $314,000 principal amount of asset-backed notes (including $50,000 revolving notes, all of which were drawn down as of December 31, 2008) (the "CLO Notes") to third parties that were secured by a pool of middle market loans that have been purchased or originated by the Company. The CLO Notes are included in the December 31, 2008 consolidated balance sheet. We retained approximately $86,000 of aggregate principal amount of certain BBB and non-rated securities in the Debt Securitization (the "Retained Notes").

        The CLO Notes mature on December 20, 2019, and, as of December 31, 2008, there is $314,000 outstanding under the Debt Securitization (excluding the Retained Notes). The blended pricing of the CLO Notes, excluding fees, is approximately 3-month LIBOR plus 34 basis points.

        The classes, amounts, ratings and interest rates (expressed as a spread to LIBOR) of the CLO Notes are as follows:

Class	Amount (millions)	Rating (S&P/Moody's)	LIBOR Spread (basis points)
A-1A	$75	AAA/Aaa	25
A-1A VFN(1)	50	AAA/Aaa	28
A-1B	14	AAA/Aaa	37
A-2A	75	AAA/Aaa	22
A-2B	33	AAA/Aaa	35
B	23	AA/Aa2	43
C	44	A/A2	70

Total	$314

    (1)
    Revolving class, all of which was drawn as of December 31, 2008.

        During the first five years from the closing date, principal collections received on the underlying collateral may be used to purchase new collateral, allowing us to maintain the initial leverage in the securitization for the entire five-year period. Under the terms of the securitization, up to 15% of the collateral may be subordinated loans that are neither first nor second lien loans.

        The Class A-1A VFN Notes are a revolving class of secured notes and allow us to borrow and repay AAA/Aaa financing over the initial five-year period thereby providing more efficiency in funding costs. All of the notes are secured by the assets of ARCC Commercial Loan Trust 2006, including commercial loans totaling $308.1 million as of the closing date, which were sold to the trust by the Company, the originator and servicer of the assets. As of December 31, 2008, there were 67 investments securing the notes. Additional commercial loans have been purchased by the trust from the Company primarily using the proceeds from the Class A-1A VFN Notes. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

        The interest charged under the Debt Securitization is based on 3-month LIBOR which as of December 31, 2008 was 1.43% and as of December 31, 2007 was 4.70%. For the years ended December 31, 2008, 2007 and 2006, the effective average interest rates were 3.68%, 5.82% and 5.99%, respectively. For the years ended December 31, 2008, 2007 and 2006, we incurred $11,556, $17,528 and $7,714 of interest expense, respectively. For the years ended December 31, 2008, 2007 and 2006, the cash paid for interest was $11,881, $17,513 and $7,236, respectively. The Company is also required to pay a commitment fee of 0.175% for any unused portion of the Class A-1A VFN Notes. There were no commitment fees incurred for the year ended December 31, 2008. For the years ended December 31, 2007 and 2006, the commitment fee incurred was $23 and $42, respectively, on these notes.

9.     FAIR VALUE OF FINANCIAL INSTRUMENTS

        Effective January 1, 2008, the company adopted Statement of Financial Accounting Standards No. 159, the Fair Value Option for Financial Assets and Liabilities ("SFAS 159"), which provides companies the option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company's choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. With the exception of the line items entitled "other assets" and "debt," all assets and liabilities approximate fair value on the balance sheet. The carrying value of the line items entitled "interest receivable," "receivable for open trades," "payable for open trades," "accounts payable and accrued expenses," "management and incentive fees payable" and "interest and facility fees payable" approximate fair value due to their short maturity.

        Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"), which expands the application of fair value accounting. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure of fair value measurements. SFAS 157 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. SFAS 157 requires the Company to assume that the portfolio investment is sold in a principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with SFAS 157, the Company has considered its principal market as the market in which the Company exits its portfolio investments with the greatest volume and level of activity. SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with SFAS 157, these inputs are summarized in the three broad levels listed below:

  •
  Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

  •
  Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

  •
  Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

        Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize significantly less than the value at which we have recorded it.

        In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

        The following table presents fair value measurements of cash and cash equivalents and investments as of December 31, 2008:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$89,383	$89,383	$—	$—
Investments	$1,972,977	$—	$110,515	$1,862,462

        The following tables present changes in investments that use Level 3 inputs for the year ended December 31, 2008:

For the Year Ended December 31, 2008
Balance as of December 31, 2007	$1,738,021
Net unrealized gains (losses)	(264,171)
Net purchases, sales or redemptions	458,229
Net transfers in and/or out of Level 3	(69,617)

Balance as of December 31, 2008	$1,862,462

        As of December 31, 2008, the net unrealized loss on the investments that use Level 3 inputs was $275,186.

        Following are the carrying and fair values of our debt instruments as of December 31, 2008 and December 31, 2007. Fair value is estimated by discounting remaining payment using applicable current market rates which take into account changes in the Company's marketplace credit ratings.

	As of December 31, 2008		As of December 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility	$480,486	$462,000	$282,528	$279,000
CP Funding Facility	114,300	113,000	85,000	84,000
Debt Securitization	314,000	148,000	314,000	261,000

	$908,786	$723,000	$681,528	$624,000

10.   DERIVATIVE INSTRUMENTS

        In October 2008, we entered into a two-year interest rate swap agreement for a total notional amount of $75 million. Under the interest rate swap agreement, we will pay a fixed interest rate of 2.985% and receive a floating rate based on the prevailing three-month LIBOR. As of December 31, 2008, the 3-month LIBOR was 1.43%. For the year ended December 31, 2008, we recognized $(2,164) in unrealized depreciation related to this swap agreement. As of December 31, 2008, this swap agreement had a fair value of $(2,164), which is included in the "accounts payable and other liabilities" in the accompanying consolidated balance sheet.

11.   RELATED PARTY TRANSACTIONS

        In connection with the IPO, our investment adviser paid to underwriters, on our behalf, an additional sales load of $2,475. This amount accrued interest at a variable rate that adjusted quarterly equal to the three-month LIBOR plus 2.00% per annum. We repaid this amount in full, plus accrued and unpaid interest, in February 2006.

        In accordance with the investment advisory and management agreement, we bear all costs and expenses of the operation of the Company and reimburse the investment adviser for all such costs and expenses incurred in the operation of the Company. For the years ended December 31, 2008, 2007 and 2006 the investment adviser incurred such expenses totaling $2,292, $1,985 and $853, respectively. As of December 31, 2008, $368 was unpaid and such payable is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

        We rent office space (the "ARCC Office Space") directly from a third party pursuant to a lease that expires on February 27, 2011. In addition, we have entered into a sublease agreement with Ares Management whereby Ares Management subleases approximately 25% of the ARCC Office Space for a fixed rent equal to 25% of the basic annual rent payable by us under our lease, plus certain additional costs and expenses. For the years ended December 31, 2008, 2007 and 2006, such amounts payable to the Company totaled $253, $269 and $93, respectively.

        As of December 31, 2008, Ares Management, of which the investment adviser is a wholly owned subsidiary, owned 2,859,882 shares of the Company's common stock representing approximately 2.9% of the total shares outstanding as of December 31, 2008.

        See Notes 3, 12 and 13 for a description of other related party transactions.

12.   IVY HILL FUNDS

        On November 19, 2007, we established a middle market credit fund, Ivy Hill Middle Market Credit Fund, Ltd. ("Ivy Hill I"), which is managed by our wholly owned subsidiary, Ivy Hill Asset Management, L.P. ("Ivy Hill Management"), in exchange for a 0.50% management fee on the average total assets of Ivy Hill I. As of December 31, 2008, the total assets of Ivy Hill I were approximately $370,800. For the years ended December 31, 2008 and 2007, the Company earned $1,482 and $45 in management fees, respectively. Ivy Hill I primarily invests in first and second lien bank debt of middle market companies. Ivy Hill I was initially funded with $404,000 of capital including a $56,000 investment by the Company consisting of $40,000 million of Class B notes and $16,000 of subordinated notes. For the years ended December 31, 2008 and 2007, the Company earned $5,427 and $500 from its investments in Ivy Hill I, respectively.

        Ivy Hill I purchased $68,000 and $133,000 of investments from the Company during the years ended December 31, 2008 and 2007, respectively, and may from time to time buy additional investments from the Company. There was no gain or loss recognized by the Company on these transactions.

        On November 5, 2008, we established a second middle market credit fund, Ivy Hill Middle Market Credit Fund II, Ltd. ("Ivy Hill II"), which is also managed by Ivy Hill Management, in exchange for a 0.50% management fee on the average total assets of Ivy Hill II. Ivy Hill II primarily invests in second lien and subordinated bank debt of middle market companies. Ivy Hill II was initially funded with $250,000 of subordinated notes, and may grow over time with leverage. Ivy Hill II purchased $7,500 of investments from the Company during the year ended December 31, 2008. A loss of $188 was recorded on this transaction. For the year ended December 31, 2008, the Company earned $47 in management fees.

        Our indirect wholly owned subsidiary, Ivy Hill Management, is party to a separate services agreement, referred to herein as the "services agreement," with Ares Capital Management. Pursuant to the services agreement, Ares Capital Management provides Ivy Hill Management with office facilities, equipment, clerical, bookkeeping and record keeping services, services of investment professionals and others to perform investment advisory, research and related services, services of, and oversight of, custodians, depositories, accountants, attorneys, underwriters and such other persons in any other capacity deemed to be necessary. Ivy Hill Management will reimburse Ares Capital Management for all of the costs associated with such services, including Ares Capital Management's allocable portion of overhead and the cost of its officers and respective staff in performing its obligations under the services agreement. The services agreement may be terminated by either party without penalty upon 60-days' written notice to the other party. For the year ended December 31, 2008, Ivy Hill Management incurred such expenses payable to the Investment Adviser of $244.

13.   STOCKHOLDERS' EQUITY

        On April 28, 2008, we completed a transferable rights offering, issuing 24,228,030 shares at a subscription price of $11.0016 per share, less dealer manager fees of $0.22 per share. Net proceeds after deducting the dealer manager fees and estimated offering expenses were approximately $259,800. Ares Investments LLC, an affiliate of the investment adviser, purchased 1,643,215 shares in the rights offering, bringing its total shares owned to 2,859,882 shares of common stock, representing approximately 2.9% of the total shares outstanding as of December 31, 2008.

        The following table summarizes the total shares issued and proceeds we received net of underwriter, dealer manager and offering costs for the years ended December 31, 2008, 2007 and 2006 (in millions, except per share amounts):

	Shares issued	Offering price per share	Proceeds net of underwriting and offering costs
2008
April 2008 public offering	24.2	$11.00	$259.8

Total for the year ended December 31, 2008	24.2		$259.8
2007
August 2007 public offering	2.6	$16.30	$42.3
April 2007 public offering	15.5	$17.97	267.2
February 2007 public offering	1.4	$19.95	27.2
Underwriters over-allotment option related to December 2006 public offering	0.4	$18.50	7.5

Total for the year ended December 31, 2007	19.9		$344.2
2006
December 2006 public offering	2.7	$18.50	$49.8
July 2006 public offering	10.8	$15.67	162.0

Total for the year ended December 31, 2006	13.5		$211.8

14.   DIVIDEND

        The following table summarizes our dividends declared during 2008, 2007 and 2006 (in millions, except per share amount):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
November 6, 2008	December 15, 2008	January 2, 2009	$0.42	$40.8
August 7, 2008	September 15, 2008	September 30, 2008	$0.42	40.8
May 8, 2008	June 16, 2008	June 30, 2008	$0.42	40.8
February 28, 2008	March 17, 2008	March 31, 2008	$0.42	30.5

Total declared for 2008			$1.68	$152.9

November 8, 2007	December 14, 2007	December 31, 2007	$0.42	30.5
August 9, 2007	September 14, 2007	September 28, 2007	$0.42	30.4
May 10, 2007	June 15, 2007	June 29, 2007	$0.41	28.5
March 8, 2007	March 19, 2007	March 30, 2007	$0.41	22.1

Total declared for 2007			$1.66	$111.5

November 8, 2006	December 15, 2006	December 29, 2006	$0.10	$5.2
November 8, 2006	December 15, 2006	December 29, 2006	$0.40	20.8
August 9, 2006	September 15, 2006	September 29, 2006	$0.40	19.6
May 8, 2006	June 15, 2006	June 30, 2006	$0.38	14.5
February 28, 2006	March 24, 2006	April 14, 2006	$0.36	13.7

Total declared for 2006			$1.64	$73.8

        During the year ended December 31, 2008, as part of the Company's dividend reinvestment plan for our common stockholders, we purchased 1,404,852 shares of our common stock at an average price of $9.05 in the open market in order to satisfy the reinvestment portion of our dividends. During the year ended December 31, 2007, as part of the Company's dividend reinvestment plan for our common stockholders, we purchased 237,686 shares of our common stock at an average price of $15.00 in the open market in order to satisfy the reinvestment portion of our dividends.

15.   FINANCIAL HIGHLIGHTS

        The following is a schedule of financial highlights as of and for the years ended December 31, 2008, 2007 and 2006:

Per Share Data:	As of and for the year ended December 31, 2008	As of and for the year ended December 31, 2007	As of and for the year ended December 31, 2006
Net asset value, beginning of period(1)	$15.47	$15.17	$15.03
Issuance of common stock	(1.19)	0.59	0.20
Effect of antidilution (dilution)	0.23	—	(0.03)
Net investment income for period(2)	1.42	1.43	1.31
Net realized and unrealized gains (loss) for period(2)	(2.98)	(0.06)	0.30

Net (decrease) increase in stockholders' equity	(1.56)	1.37	1.61
Distributions from net investment income	(1.58)	(1.43)	(1.31)
Distributions from net realized capital gains on securities	(0.10)	(0.23)	(0.33)

Total distributions to stockholders	(1.68)	(1.66)	(1.64)

Net asset value at end of period(1)	$11.27	$15.47	$15.17

Per share market value at end of period	$6.33	$14.63	$19.11
Total return based on market value(3)	(45.25)%	(14.76)%	29.12%
Total return based on net asset value(4)	(11.17)%	8.98%	10.73%
Shares outstanding at end of period	97,152,820	72,684,090	52,036,527
Ratio/Supplemental Data:
Net assets at end of period	$1,094,879	$1,124,550	$789,433
Ratio of operating expenses to average net assets(5)(6)	9.09%	9.12%	8.84%
Ratio of net investment income to average net assets(5)(7)	10.22%	9.14%	9.19%
Portfolio turnover rate(5)	24%	30%	49%

(1)
The net assets used equals the total stockholders' equity on the consolidated balance sheets.

(2)
Weighted average basic per share data.

(3)
For the year ended December 31, 2008, the total return based on market value for the year ended December 31, 2008 equals the increase of the ending market value at December 31, 2008 of $6.33 per share over the ending market value at December 31, 2007 of $14.63 per share plus the declared dividends of $1.68 per share for the year ended December 31, 2008, divided by the market value at December 31, 2007. For the year ended December 31, 2007, the total return based on market value for the year ended December 31, 2007 equals the increase of the ending market value at December 31, 2007 of $14.63 per share over the ending market value at December 31, 2006 of $19.11 per share plus the declared dividends of $1.66 per share for the year ended December 31, 2007, divided by the market value at December 31, 2006. For the year ended December 31, 2006, the total return based on market value for the year ended December 31, 2006 equals the increase of the ending market value at December 31, 2006 of $19.11 per share over the ending market value at December 31, 2005 of $16.07 per share plus the declared dividends of $1.64 per share for the year ended December 31, 2006, divided by the market value at December 31, 2005. Total return based on market value is not annualized.

(4)
For the year ended December 31, 2008, the total return based on net asset value equals the change in net asset value during the period plus the declared dividends of $1.68 per share for the year ended December 31,

  2008 divided by the beginning net asset value for the period. For the year ended December 31, 2007, the total return based on net asset value equals the change in net asset value during the period plus the declared dividends of $1.66 per share for the year ended December 31, 2007 divided by the beginning net asset value for the period. For the year ended December 31, 2006, the total return based on net asset value equals the change in net asset value during the period plus the declared dividends of $1.64 per share for the year ended December 31, 2006 divided by the beginning net asset value for the period. These calculations were adjusted for shares issued in connection with dividend reinvestment plan, the issuances of common stock in connection with any add-on equity offerings and the reimbursement of underwriting costs paid by the investment adviser. Total return based on net asset value is not annualized.

(5)
The ratios reflect an annualized amount.

(6)
For the year ended December 31, 2008, the ratio of operating expenses to average net assets consisted of 2.45% of base management fees, 2.55% of incentive management fees, 2.93% of the cost of borrowing and other operating expenses of 1.16%. For the year ended December 31, 2007, the ratio of operating expenses to average net assets consisted of 2.27% of base management fees, 2.26% of incentive management fees, 3.55% of the cost of borrowing and other operating expenses of 1.04%. For the year ended December 31, 2006, the ratio of operating expenses to average net assets consisted of 2.06% of base management fees, 2.95% of incentive management fees, 2.81% of the cost of borrowing and other operating expenses of 1.02%. These ratios reflect annualized amounts.

(7)
The ratio of net investment income to average net assets excludes income taxes related to realized gains.

16.   SUBSEQUENT EVENTS

        In January 2009, we increased the size of the Revolving Credit Facility under the "accordion" feature by an additional $15,000 bringing the total amount available for borrowing under the Revolving Credit Facility to $525,000.

        In February 2009, we repurchased, in an open market transaction, a total of $27,000 of our outstanding debt securities under the Debt Securitization for $6,550.

17.   SELECTED QUARTERLY DATA (Unaudited)

	2008
	Q4	Q3	Q2	Q1
Total investment income	$62,723	$62,067	$63,464	$52,207
Net investment income before net realized and unrealized gain (losses) and incentive compensation	$40,173	$41,025	$45,076	$32,466
Incentive compensation	$8,035	$8,205	$9,015	$6,493
Net investment income before net realized and unrealized gain (losses)	$32,138	$32,820	$36,061	$25,973
Net realized and unrealized gains (losses)	$(142,638)	$(74,213)	$(32,789)	$(16,807)
Net (decrease) increase in stockholders' equity resulting from operations	$(110,500)	$(41,393)	$3,272	$9,166
Basic and diluted earnings per common share	$(1.14)	$(0.43)	$0.04	$0.12
Net asset value per share as of the end of the quarter	$11.27	$12.83	$13.67	$15.17

	2007
	Q4	Q3	Q2	Q1
Total investment income	$53,828	$47,931	$47,399	$39,715
Net investment income before net realized and unrealized gain (losses) and incentive compensation	$33,677	$29,875	$31,220	$23,699
Incentive compensation	$6,573	$5,966	$6,229	$4,755
Net investment income before net realized and unrealized gain (losses)	$27,104	$23,909	$24,991	$18,944
Net realized and unrealized gains (losses)	$(16,353)	$(984)	$8,576	$4,645
Net increase in stockholders' equity resulting from operations	$10,752	$22,924	$33,567	$23,589
Basic and diluted earnings per common share	$0.15	$0.32	$0.48	$0.44
Net asset value per share as of the end of the quarter	$15.47	$15.74	$15.84	$15.34

	2006
	Q4	Q3	Q2	Q1
Total investment income	$37,508	$31,832	$30,490	$20,191
Net investment income before net realized and unrealized gain (losses) and incentive compensation	$23,508	$21,792	$16,233	$14,614
Incentive compensation	$5,189	$4,464	$6,940	$2,923
Net investment income before net realized and unrealized gain (losses)	$18,319	$17,328	$9,293	$11,692
Net realized and unrealized gain (losses)	$2,699	$813	$7,400	$2,151
Net increase in stockholders' equity resulting from operations	$21,018	$18,141	$16,693	$13,843
Basic and diluted earnings per common share	$0.42	$0.39	$0.44	$0.36
Net asset value per share as of the end of the quarter	$15.17	$15.06	$15.10	$15.03

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES CAPITAL CORPORATION
By:	/s/ MICHAEL J. AROUGHETI Michael J. Arougheti President
Dated: March 2, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ MICHAEL J. AROUGHETI Michael J. Arougheti President (principal executive officer) and Director Dated: March 2, 2009
By:	/s/ RICHARD S. DAVIS Richard S. Davis Chief Financial Officer (principal financial and accounting officer) Dated: March 2, 2009
By:	/s/ DOUGLAS E. COLTHARP Douglas E. Coltharp Director Dated: March 2, 2009
By:	/s/ FRANK E. O'BRYAN Frank E. O'Bryan Director Dated: March 2, 2009
By:	Gregory W. Penske Director Dated: March 2, 2009
By:	/s/ ROBERT L. ROSEN Robert L. Rosen Director Dated: March 2, 2009
By:	/s/ BENNETT ROSENTHAL Bennett Rosenthal Director Dated: March 2, 2009
By:	/s/ ERIC B. SIEGEL Eric B. Siegel Director Dated: March 2, 2009

QuickLinks

PART I
  Item 1. Business
  Item 1A. Risk Factors
RISK FACTORS
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
RECENT SALES OF UNREGISTERED SECURITIES
ISSUER PURCHASES OF EQUITY SECURITIES
COMPARISON OF CUMULATIVE TOTAL RETURN AMONG ARES CAPITAL CORPORATION, S&P 500 AND S&P SPECIALIZED FINANCE INDEX
  Item 6. Selected Consolidated Financial Data
ARES CAPITAL CORPORATION AND SUBSIDIARIES SELECTED FINANCIAL DATA As of and For the Years Ended December 31, 2008, 2007, 2006 and 2005 and As of and For the Period June 23, 2004 (inception) Through December 31, 2004 (dollar amounts in thousands, except per share data and as otherwise indicated)
  Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
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
PART IV
  Item 15. Exhibits And Financial Statement Schedules
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
ARES CAPITAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollar amounts in thousands, except per share data)
ARES CAPITAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS (dollar amounts in thousands, except per share data)
ARES CAPITAL CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS As of December 31, 2008 (dollar amounts in thousands, except per unit data)
ARES CAPITAL CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS As of December 31, 2007 (dollar amounts in thousands, except per unit data)
ARES CAPITAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (dollar amounts in thousands, except per share data)
ARES CAPITAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (dollar amounts in thousands)
ARES CAPITAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2008 (dollar amounts in thousands, except per share data and as otherwise indicated)
SIGNATURES