Form 10-Q
period 2009-03-31
ARES CAPITAL CORP
filed 2009-05-07
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2009
Common stock, $0.001 par value	97,152,820

ARES CAPITAL CORPORATION

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(dollar amounts in thousands, except per share data)

	As of
	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Investments at fair value (amortized cost of $2,283,959 and $2,267,593, respectively)
Non-controlled/non-affiliate company investments	$1,492,300	$1,477,492
Non-controlled affiliate company investments	312,084	329,326
Controlled affiliate company investments	164,720	166,159
Total investments at fair value	1,969,104	1,972,977
Cash and cash equivalents	48,016	89,383
Receivable for open trades	289	3
Interest receivable	17,275	17,547
Other assets	10,245	11,423
Total assets	$2,044,929	$2,091,333
LIABILITIES
Debt	$902,619	$908,786
Management and incentive fees payable	40,303	32,989
Accounts payable and accrued expenses	11,905	10,006
Interest and facility fees payable	2,031	3,869
Dividend payable	—	40,804
Total liabilities	956,858	996,454
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 97,152,820 common shares issued and outstanding	97	97
Capital in excess of par value	1,395,958	1,395,958
Accumulated undistributed net investment income (loss)	5,305	(7,637)
Accumulated net realized gain (loss) on investments, foreign currency transactions and extinguishment of debt	—	(124)
Net unrealized loss on investments and foreign currency transactions	(313,289)	(293,415)
Total stockholders’ equity	1,088,071	1,094,879
Total liabilities and stockholders’ equity	$2,044,929	$2,091,333
NET ASSETS PER SHARE	$11.20	$11.27

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(dollar amounts in thousands, except per share data)

	For the three months ended
	March 31, 2009	March 31, 2008
	(unaudited)	(unaudited)
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest from investments	$43,831	$34,919
Capital structuring service fees	1,050	2,725
Interest from cash & cash equivalents	153	548
Dividend income	426	496
Management fees	—	—
Other income	949	825
Total investment income from non-controlled/non-affiliate company investments	46,409	39,513

From non-controlled affiliate company investments:
Interest from investments	5,575	8,546
Capital structuring service fees	—	1,095
Dividend income	14	48
Management fees	125	—
Other income	90	241
Total investment income from non-controlled affiliate company investments	5,804	9,930

From controlled affiliate company investments:
Interest from investments	2,938	2,422
Capital structuring service fees	194	100
Dividend income	—	—
Management fees	591	197
Other income	80	45
Total investment income from controlled affiliate company investments	3,803	2,764

Total investment income	56,016	52,207

EXPENSES:
Interest and credit facility fees	6,581	9,923
Base management fees	7,498	7,087
Incentive management fees	7,550	6,493
Professional fees	1,397	1,218
Insurance	334	277
Administrative	1,004	535
Depreciation	173	102
Directors fees	102	74
Other	1,146	847
Total expenses	25,785	26,556

NET INVESTMENT INCOME BEFORE INCOME TAXES	30,231	25,651

Income tax expense (benefit), including excise tax	31	(322)

NET INVESTMENT INCOME	30,200	25,973

REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCY TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	(1,305)	207
Non-controlled affiliate company investments	(482)	—
Controlled affiliate company investments	—	—
Foreign currency transactions	(48)	(8)
Net realized (losses) gains	(1,835)	199

Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	(8,559)	(18,604)
Non-controlled affiliate company investments	(2,006)	(10,742)
Controlled affiliate company investments	(9,324)	12,333
Foreign currency transactions	15	7
Net unrealized losses	(19,874)	(17,006)

Net realized and unrealized (losses) from investments and foreign currency transactions	(21,709)	(16,807)

REALIZED GAIN ON EXTINGUISHMENT OF DEBT	26,543	—

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$35,034	$9,166

BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 4)	$0.36	$0.12

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING – BASIC AND DILUTED (see Note 4)	97,152,820	74,069,161

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2009 (unaudited)

(dollar amounts in thousands, except per unit data)

Company(1)	Industry	Investment	Interest(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Healthcare—Services
American Renal Associates, Inc.	Dialysis provider	Senior secured loan ($1,443 par due 12/2010)	4.48% (Libor + 3.25%/Q)	12/14/2005	$1,443	$1,443	$1.00	(3)
		Senior secured loan ($5,705 par due 12/2011)	4.48% (Libor + 3.25%/Q)	12/14/2005	5,705	5,705	$1.00	(3)
		Senior secured loan ($20 par due 12/2011)	5.00% (Base Rate + 1.75%/D)	12/14/2005	20	19	$1.00	(3)
		Senior secured loan ($166 par due 12/2011)	4.48% (Libor + 3.25%/Q)	12/14/2005	166	166	$1.00	(3)
		Senior secured loan ($262 par due 12/2011)	4.48% (Libor + 3.25%/Q)	12/14/2005	262	262	$1.00	(3)
		Senior secured loan ($1,655 par due 12/2011)	4.69% (Libor + 3.25%/Q)	12/14/2005	1,655	1,655	$1.00	(3)
		Senior secured loan ($2,620 par due 12/2011)	4.69% (Libor + 3.25%/Q)	12/14/2005	2,620	2,620	$1.00	(3)

Capella Healthcare, Inc.	Acute care hospital operator	Junior secured loan ($60,000 par due 2/2016)	13.00%	2/29/2008	60,000	55,200	$0.92
		Junior secured loan ($25,000 par due 2/2016)	13.00%	2/29/2008	25,000	23,000	$0.92	(2)

CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC(6)	Healthcare analysis services	Preferred stock (7,427 shares)	14.00% PIK	6/15/2007	7,683	7,312	$950.00	(4)
		Common stock (9,679 shares)		6/15/2007	4,000	5,382	$556.10	(5)
		Common stock (1,546 shares)		6/15/2007	—	—	$—	(5)

DSI Renal, Inc.	Dialysis provider	Senior secured revolving loan ($142 par due 3/2013)	6.25% (Base Rate + 3.00%/D)	4/4/2006	142	127	$0.90
		Senior secured revolving loan ($3,520 par due 3/2013)	5.50% (Libor + 5.00%/M)	4/4/2006	3,520	3,168	$0.90
		Senior secured revolving loan ($1,120 par due 3/2013)	5.47% (Libor + 5.00%/M)	4/4/2006	1,120	1,008	$0.90
		Senior secured revolving loan ($1,152 par due 3/2013)	5.56% (Libor + 5.00%/M)	4/4/2006	1,152	1,037	$0.90
		Senior secured revolving loan ($1,600 par due 3/2013)	5.56% (Libor + 5.00%/M)	4/4/2006	1,600	1,440	$0.90
		Senior subordinated note ($30,773 par due 4/2014)	16.00% PIK	4/4/2006	30,738	22,742	$0.74	(4)
		Senior subordinated note ($28,392 par due 4/2014)	16.00% PIK	4/4/2006	28,374	20,982	$0.74	(2)(4)
		Senior subordinated note ($12,699 par due 4/2014)	16.00% PIK	4/4/2006	12,699	9,385	$0.74	(3)(4)

GG Merger Sub I, Inc.	Drug testing services	Senior secured loan ($11,330 par due 12/2014)	5.32% (Libor + 4.00%/Q)	12/14/2007	10,921	9,630	$0.85
		Senior secured loan ($12,000 par due 12/2014)	5.32% (Libor + 4.00%/Q)	12/14/2007	11,561	10,200	$0.85

HCP Acquisition Holdings, LLC(7)	Healthcare compliance advisory services	Class A units (8,566,824 units)		6/26/2008	8,567	6,125	$0.72	(5)

Company(1)	Industry	Investment	Interest(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Heartland Dental Care, Inc.	Dental services	Senior subordinated note ($32,717 par due 8/2013)	11.00% Cash, 3.25% PIK	7/31/2008	32,717	32,717	$1.00	(4)

Magnacare Holdings, Inc., Magnacare Administrative Services, LLC, and Magnacare, LLC	Healthcare professional provider	Senior subordinated note ($4,600 par due 12/2012)	12.75% Cash, 2.00% PIK	2/9/2009	3,120	4,614	$1.00

MPBP Holdings, Inc., Cohr Holdings, Inc. and MPBP Acquisition Co., Inc.	Healthcare equipment services	Junior secured loan ($20,000 par due 1/2014)	9.19% (Libor + 6.25%/Q)	1/31/2007	20,000	7,000	$0.35
		Junior secured loan ($12,000 par due 1/2014)	9.19% (Libor + 6.25%/Q)	1/31/2007	12,000	4,200	$0.35	(3)
		Common stock (50,000 shares)		1/31/2007	5,000	—	$—	(5)

MWD Acquisition Sub, Inc.	Dental services	Junior secured loan ($5,000 par due 5/2012)	6.78% (Libor + 6.25%/M)	5/3/2007	5,000	4,100	$0.82	(3)

OnCURE Medical Corp.	Radiation oncology care provider	Senior secured loan ($3,083 par due 8/2009)	4.06% (Libor + 3.50%/M)	8/18/2006	3,083	2,713	$0.88	(3)
		Senior subordinated note ($32,150 par due 8/2013)	11.00% Cash, 1.50% PIK	8/18/2006	32,175	28,935	$0.90	(4)
		Senior subordinated note ($121 par due 8/2013)	11.00% Cash, 1.50% PIK	8/18/2006	121	109	$0.90	(4)
		Common stock (857,143 shares)		8/18/2006	3,000	3,000	$3.50	(5)

Passport Health Communications, Inc., Passport Holding Corp. and Prism Holding Corp.	Healthcare technology provider	Senior secured loan ($12,870 par due 5/2014)	10.50% (Libor + 7.50%/S)	5/9/2008	12,870	12,613	$0.98	(15)
		Senior secured loan ($11,880 par due 5/2014)	10.50% (Libor + 7.50%/S)	5/9/2008	11,880	11,642	$0.98	(3)(15)
		Series A preferred stock (1,594,457 shares)		7/30/2008	9,900	9,900	$6.21	(5)
		Common stock (16,106 shares)		7/30/2008	100	100	$6.21	(5)

PG Mergersub, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Senior subordinated loan ($5,000 par due 3/2016)	12.50%	3/12/2008	4,901	4,700	$0.94
		Preferred stock (333 shares)		3/12/2008	333	333	$1,000.00	(5)
		Common stock (16,667 shares)		3/12/2008	167	167	$10.00	(5)

The Schumacher Group of Delaware, Inc.	Outsourced physician service provider	Senior subordinated loan ($35,784 par due 7/2012)	11.13% Cash, 2.50% PIK	7/18/2008	35,784	35,784	$1.00	(4)

Triad Laboratory Alliance, LLC	Laboratory services	Senior secured loan ($2,466 par due 12/2011)	4.47% (Libor + 3.25%/Q)	12/21/2005	2,466	2,269	$0.92	(3)
		Senior subordinated note ($15,399 par due 12/2012)	12.00% Cash, 1.75% PIK	12/21/2005	15,420	14,958	$0.97	(4)

VOTC Acquisition Corp.	Radiation oncology care provider	Senior secured loan ($3,154 par due 7/2012)	11.00% Cash, 2.00% PIK	6/30/2008	3,154	3,154	$1.00	(4)
		Senior secured loan ($14,000 par due 7/2012)	11.00% Cash, 2.00% PIK	6/30/2008	14,000	14,000	$1.00	(4)
		Series E preferred shares (3,888,222 shares)		7/14/2008	8,749	5,599	$1.44	(5)
					454,888	391,215			35.95%

Company(1)	Industry	Investment	Interest(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Education
Campus Management Corp. and Campus Management Acquisition Corp.(6)	Education software developer	Senior secured loan ($8,084 par due 8/2013)	10.00%Cash, 3.00% PIK	2/8/2008	8,221	8,221	$1.00	(16)
		Senior secured loan ($25,108 par due 8/2013)	10.00%Cash, 3.00% PIK	2/8/2008	25,299	25,299	$1.00	(2)(16)
		Senior secured loan ($8,859 par due 8/2013)	10.00%Cash, 3.00% PIK	2/8/2008	8,946	8,946	$1.00	(16)
		Preferred stock (493,147 shares)	8.00% PIK	2/8/2008	9,129	12,177	$24.33	(4)

ELC Acquisition Corporation	Developer, manufacturer and retailer of educational products	Senior secured loan ($177 par due 11/2012)	4.27% (Libor + 3.75%/M)	11/30/2006	177	156	$0.88	(3)
		Junior secured loan ($8,333 par due 11/2013)	7.52% (Libor + 7.00%/M)	11/30/2006	8,333	7,083	$0.85	(3)

Instituto de Banca y Comercio, Inc. Leeds IV Advisors, Inc.(8)	Private school operator	Senior secured loan ($12,000 par due 3/2014)	8.50% (Libor + 6.00%/M)	3/15/2007	12,000	12,000	$1.00	(15)
		Senior secured loan ($7,247 par due 3/2014)	8.50% (Libor + 6.00%/M)	3/15/2007	7,247	7,247	$1.00	(15)
		Senior secured loan ($4,975 par due 3/2014)	8.50% (Libor + 6.00%/M)	3/15/2007	4,975	4,975	$1.00	(3)(15)
		Senior secured loan ($11,790 par due 3/2014)	8.50% (Libor + 6.00%/M)	3/15/2007	11,790	11,790	$1.00	(3)(15)
		Senior subordinated loan ($40,196 par due 6/2014)	10.50% Cash, 3.50% PIK	6/4/2008	40,309	40,309	$1.00	(4)
		Preferred stock (165,811 shares)		6/4/2008	788	2,146	$12.94	(5)
		Common stock (214,286 shares)		6/4/2008	54	214	$1.00	(5)
		Preferred stock (140,577 shares)		3/31/2009	668	1,820	$12.94	(5)
		Common stock (140,577 shares)		3/31/2009	35	1,820	$12.94	(5)

Lakeland Finance, LLC	Private school operator	Senior secured note ($18,000 par due 12/2012)	11.50%	12/13/2005	18,000	17,280	$0.96
		Senior secured note ($15,000 par due 12/2012)	11.50%	12/13/2005	15,000	14,400	$0.96	(2)

R3 Education, Inc. (formerly known as Equinox EIC Partners, LLC and MUA Management Company)(7)(8)	Medical school operator	Senior secured revolving loan ($1,800 par due 12/2012)	8.25% (Base Rate + 5.00%/D)	4/3/2007	1,800	1,764	$0.98
		Senior secured revolving loan ($1,750 par due 12/2012)	8.25% (Base Rate + 5.00%/D)	4/3/2007	1,750	1,715	$0.98
		Senior secured revolving loan ($3,000 par due 12/2012)	9.25% (Base Rate + 6.00%/D)	4/3/2007	3,000	2,940	$0.98
		Senior secured revolving loan ($1,000 par due 12/2012)	6.48% (Libor + 6.00%/M)	4/3/2007	1,000	980	$0.98
		Senior secured loan ($2,411 par due 12/2012)	6.52% (Libor + 6.00%/M)	4/3/2007	2,411	2,363	$0.98	(2)
		Senior secured loan ($14,113 par due 12/2012)	6.52% (Libor + 6.00%/M)	9/21/2007	14,113	13,830	$0.98	(2)
		Senior secured loan ($7,325 par due 12/2012)	6.55% (Libor + 6.00%/M)	4/3/2007	7,325	7,179	$0.98	(3)

Company(1)	Industry	Investment	Interest(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Common membership interest (26.27% interest)		9/21/2007	15,800	20,785	$1.32	(5)
		Preferred stock (800 shares)			200	200	$250.00	(5)
					218,370	227,639			20.92%

Restaurants and Food Services
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($1,632 par due 11/2013)	5.75% (Base Rate + 2.50%/D)	11/27/2006	1,632	1,485	$0.91
		Senior secured revolving loan ($2,005 par due 11/2013)	4.935% (Libor + 3.00% Cash, 0.50% PIK/Q)	11/27/2006	2,008	1,827	$0.91	(4)
		Senior secured loan ($22,596 par due 11/2012)	9.935% (Libor + 7.50% Cash, 1.00% PIK/Q)	11/27/2006	22,657	21,521	$0.95	(4)
		Senior secured loan ($990 par due 11/2012)	9.935% (Libor + 7.50% Cash, 1.00% PIK/Q)	11/27/2006	992	943	$0.95	(2)(4)
		Senior secured loan ($11,055 par due 11/2012)	9.935% (Libor + 7.50% Cash, 1.00% PIK/Q)	11/27/2006	11,076	10,529	$0.95	(3)(4)
		Promissory note ($12,079 par due 11/2016)	10.00% PIK	6/1/2006	12,395	12,406	$1.00	(4)
		Warrants to purchase 0.61 shares		6/1/2006	—	—	$0.00	(5)

Encanto Restaurants, Inc.(8)	Restaurant owner and operator	Junior secured loan ($21,000 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/2006	21,489	19,389	$0.92	(2)(4)
		Junior secured loan ($4,000 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/2006	4,093	3,693	$0.92	(3)(4)

OTG Management, Inc.	Airport restaurant operator	Junior secured loan ($15,466 par due 6/2013)	18.00% (Libor + 11.00% Cash, 4.00% PIK/Q)	6/19/2008	15,466	14,383	$0.93	(4)(15)
		Warrants to purchase up to 9 shares of common stock			—	—	$0.00	(5)

Vistar Corporation and Wellspring Distribution Corp.	Food service distributor	Senior subordinated loan ($48,625 par due 5/2015)	13.50%	5/23/2008	48,625	46,680	$0.96
		Senior subordinated loan ($25,000 par due 5/2015)	13.50%	5/23/2008	25,000	24,000	$0.96	(2)
		Class A non-voting common stock (1,366,120 shares)		5/23/2008	7,500	3,490	$2.55	(5)
					172,933	160,346			14.74%

Beverage, Food and Tobacco
3091779 Nova Scotia Inc.(8)	Baked goods manufacturer	Junior secured loan (Cdn $14,117 par due 11/2012)	11.50% Cash, 1.50% PIK	11/2/2007	14,946	10,642	$0.75	(4)(12)
		Warrants to purchase 57,545 shares			—	—	$—	(5)

Apple & Eve, LLC and US Juice Partners, LLC(6)	Juice manufacturer	Senior secured revolving loan ($3,000 par due 10/2013)	6.51% (Libor + 6.00%/M)	10/5/2007	3,000	2,760	$0.92
		Senior secured revolving loan ($4,500 par due 10/2013)	6.94% (Libor + 6.00%/B)	10/5/2007	4,500	4,140	$0.92	(5)
		Senior secured revolving loan ($2,500 par due 10/2013)	6.95% (Libor + 6.00%/M)	10/5/2007	2,500	2,300	$0.92
		Senior secured revolving loan ($2,500 par due 10/2013)	6.97% (Libor + 6.00%/M)	10/5/2007	2,500	2,300	$0.92
		Senior secured loan ($9,445 par due 10/2013)	6.96% (Libor + 6.00%/M)	10/5/2007	9,445	8,689	$0.92

Company(1)	Industry	Investment	Interest(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior secured loan ($19,921 par due 10/2013)	6.96% (Libor + 6.00%/M)	10/5/2007	19,921	18,327	$0.92	(2)
		Senior secured loan ($11,937 par due 10/2013)	6.96% (Libor + 6.00%/M)	10/5/2007	11,937	10,982	$0.92	(3)
		Senior units (50,000 units)			5,000	2,500	$50.00

Best Brands Corporation	Baked goods manufacturer	Senior secured loan ($12,928 par due 12/2012)	7.75% (Libor + 5.00% Cash, 2.25% PIK/M)	2/15/2008	10,840	12,407	$0.95	(4)
		Junior secured loan ($4,329 par due 6/2013)	10.00% Cash, 8.00% PIK	12/14/2006	4,413	4,196	$0.95	(4)
		Junior secured loan ($26,341 par due 6/2013)	10.00% Cash, 8.00% PIK	12/14/2006	26,849	25,532	$0.95	(2)(4)
		Junior secured loan ($12,199 par due 6/2013)	10.00% Cash, 8.00% PIK	12/14/2006	12,405	11,795	$0.95	(3)(4)

Bumble Bee Foods, LLC and BB Co-Invest LP	Canned seafood manufacturer	Senior subordinated loan ($31,100 par due 11/2018)	16.25% (12.00% Cash, 4.25% Optional PIK)	11/18/2008	31,100	31,100	$1.00	(4)
		Common stock (4,000 shares)		11/18/2008	4,000	4,000	$1,000.00	(5)

Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated note ($5,543 par due 2/2013)	12.00% PIK	2/6/2008	5,704	5,704	$1.00	(2)(4)
		Preferred stock (6,258 shares)		9/1/2006	2,500	2,500	$399.49	(5)
					171,560	159,874			14.69%

Services—Other
American Residential Services, LLC	Plumbing, heating and air-conditioning services	Junior secured loan ($20,201 par due 4/2015)	10.00% Cash, 2.00% PIK	4/17/2007	20,300	18,280	$0.90	(2)(4)

Diversified Collection Services, Inc.	Collections services	Senior secured loan ($11,355 par due 8/2011)	8.00% (Base Rate + 4.75%/D)	2/2/2005	9,302	10,787	$0.95
		Senior secured loan ($4,041 par due 8/2011)	8.00% (Base Rate + 4.75%/D)	2/2/2005	4,041	3,839	$0.95	(3)
		Senior secured loan ($1,837 par due 2/2011)	10.75% (Base Rate + 7.50%/D)	2/2/2005	1,837	1,745	$0.95	(2)
		Senior secured loan ($7,125 par due 8/2011)	10.75% (Base Rate + 7.50%/D)	2/2/2005	7,125	6,769	$0.95	(3)
		Preferred stock (14,927 shares)		5/18/2006	169	109	$7.30	(5)
		Common stock (114,004 shares)		2/2/2005	295	414	$3.63	(5)

GCA Services Group, Inc.	Custodial services	Senior secured loan ($23,927 par due 12/2011)	12.00%	12/15/2006	23,927	23,927	$1.00	(2)

Company(1)	Industry	Investment	Interest(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior secured loan ($2,838 par due 12/2011)	12.00%	12/15/2006	2,838	2,838	$1.00
		Senior secured loan ($10,706 par due 12/2011)	12.00%	12/15/2006	10,706	10,706	$1.00	(3)

Growing Family, Inc. and GFH Holdings, LLC	Photography services	Senior secured revolving loan ($1,513 par due 8/2011)	8.42% (Libor + 3.00% Cash, 4.00% PIK/M)	3/16/2007	1,513	454	$0.30	(4)(14)
		Senior secured loan ($11,188 par due 8/2011)	13.84% (Libor + 3.50% Cash, 6.00% PIK/Q)	3/16/2007	11,188	3,355	$0.30	(4)(14)
		Senior secured loan ($372 par due 8/2011)	11.25% (Libor + 3.50% Cash, 6.00%PIK/D)	3/16/2007	372	111	$0.30	(4)(14)
		Senior secured loan ($3,575 par due 8/2011)	16.34% (Libor + 6.00% Cash, 6.00% PIK/Q)	3/16/2007	3,575	1,073	$0.30	(4)(14)
		Senior secured loan ($147 par due 8/2011)	18.00% (Libor + 6.00% Cash, 6.00% PIK/Q)	3/16/2007	147	44	$0.30	(4)(14)
		Common stock (552,430 shares)		3/16/2007	872	—	$—	(5)

NPA Acquisition, LLC	Powersport vehicle auction operator	Junior secured loan ($12,000 par due 2/2013)	7.31% (Libor + 6.75%/M)	8/23/2006	12,000	12,000	$1.00	(3)
		Common units (1,709 shares)		8/23/2006	1,000	2,300	$1,345.82	(5)

Web Services Company, LLC	Laundry service and equipment provider	Senior subordinated loan ($17,875 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	17,875	16,981	$0.95	(4)
		Senior subordinated loan ($25,317 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	25,317	24,051	$0.95	(2)(4)
					154,399	139,783			12.85%

Financial
Carador PLC(6)(8)(9)	Investment company	Ordinary shares (7,110,525 shares)		12/15/2006	9,033	2,666	$0.38	(5)

CIC Flex, LP(9)	Investment partnership	Limited partnership units (0.69 unit)		9/7/2007	34	34	$49,644.93	(5)

Covestia Capital Partners, LP(9)	Investment partnership	Limited partnership interest (47% interest)		6/17/2008	1,059	1,059	$1.00	(5)

Firstlight Financial Corporation(6)(9)	Investment company	Senior subordinated loan ($71,289 par due 12/2016)	8.00% PIK	12/31/2006	71,289	64,160	$0.90	(4)
		Common stock (10,000 shares)		12/31/2006	10,000	—	$—	(5)
		Common stock (30,000 shares)		12/31/2006	30,000	—	$—	(5)

Ivy Hill Middle Market Credit Fund, Ltd. (7)(8)(9)	Investment company	Class B deferrable interest notes ($40,000 par due 11/2018)	7.25% (Libor + 6.00%/Q)	11/20/2007	40,000	36,000	$0.90
		Subordinated notes ($16,000 par due 11/2018)		11/20/2007	16,000	14,400	$0.90	(5)

Company(1)	Industry	Investment	Interest(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Imperial Capital Group, LLC and Imperial Capital Private Opportunities, LP (6)(9)	Investment banking services	Limited partnership interest (80% interest)		5/10/2007	790	790	$1.00	(5)
		Common units (7,710 units)		5/10/2007	14,997	14,997	$1,945.14	(5)
		Common units (2,526 units)		5/10/2007	3	3	$1.00	(5)
		Common units (315 units)		5/10/2007	—	—	$—	(5)

Partnership Capital Growth Fund I, LP(9)	Investment partnership	Limited partnership interest (25% interest)		6/16/2006	2,634	2,634	$—	(5)

Trivergance Capital Partners, LP(9)	Investment partnership	Limited partnership interest (100% interest)		6/5/2008	1,060	1,060	$—	(5)

VSC Investors LLC(9)	Investment company	Membership interest (4.63% interest)		1/24/2008	281	281	$—	(5)
					197,180	138,084			12.69%

Business Services
Booz Allen Hamilton, Inc.	Strategy and technology consulting services	Senior secured loan ($746 par due 7/2015)	7.50% (Libor + 4.50%/S)	7/31/2008	731	728	$0.98	(3)(15)
		Senior subordinated loan ($22,400 par due 7/2016)	11.00% Cash, 2.00% PIK	7/31/2008	22,176	20,160	$0.90	(2)(4)
		Senior subordinated loan ($250 par due 7/2016)	11.00% Cash, 2.00% PIK	7/31/2008	219	225	$0.90	(2)(4)

Investor Group Services, LLC(6)	Financial services	Senior secured revolving loan ($500 par due 6/2011)	6.72% (Libor + 5.50%/Q)	6/22/2006	500	500	$1.00
		Limited liability company membership interest (10.00% interest)		6/22/2006	—	500	$5,000.00	(5)

Pillar Holdings LLC and PHL Holding Co.(6)	Mortgage services	Senior secured revolving loan ($375 par due 11/2013)	6.02% (Libor + 5.50%/M)	11/20/2007	375	375	$1.00
		Senior secured revolving loan ($938 par due 11/2013)	6.02% (Libor + 5.50%/M)	11/20/2007	938	938	$1.00
		Senior secured loan ($7,375 par due 5/2014)	14.50%	7/31/2008	7,375	7,375	$1.00
		Senior secured loan ($17,202 par due 11/2013)	6.02% (Libor + 5.50%/M)	11/20/2007	17,202	17,202	$1.00	(2)
		Senior secured loan ($10,737 par due 11/2013)	6.02% (Libor + 5.50%/B)	11/20/2007	10,737	10,737	$1.00	(3)
		Common stock (84.78 shares)		11/20/2007	3,768	5,267	$62,127.93	(5)

Primis Marketing Group, Inc. and Primis Holdings, LLC(6)	Database marketing services	Senior subordinated note ($10,222 par due 2/2013)	11.00% Cash, 2.50% PIK	8/24/2006	10,222	1,022	$0.10	(4)(14)
		Preferred units (4,000 units)		8/24/2006	3,600	—	$—	(5)
		Common units (4,000,000 units)		8/24/2006	400	—	$—	(5)

Prommis Solutions, LLC, E- Default Services, LLC, Statewide Tax and Title Services, LLC & Statewide Publishing Services, LLC (formerly known as MR Processing Holding Corp.)	Bankruptcy and foreclosure processing services	Senior subordinated note ($25,883 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/2007	26,141	24,847	$0.96	(4)
		Senior subordinated note ($25,968 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/2007	26,227	24,928	$0.96	(2)(4)
		Preferred stock (30,000 shares)		4/11/2006	3,000	5,636	$187.87	(5)

Company(1)	Industry	Investment	Interest(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	250	$1.00	(5)

Summit Business Media, LLC	Business media consulting services	Junior secured loan ($10,000 par due 11/2013)	9.00% (Base Rate + 5.75%/D)	8/3/2007	10,000	5,000	$0.50	(3)

VSS-Tranzact Holdings, LLC(6)	Management consulting services	Common membership interest (8.51% interest)		10/26/2007	10,000	6,000	$60.00	(5)
					153,861	131,690			12.10%

Retail
Apogee Retail, LLC	For-profit thrift retailer	Senior secured revolving loan ($1,170 par due 3/2012)	7.25% (Base Rate + 4.00%/D)	3/27/2007	1,170	1,170	$1.00
		Senior secured loan ($11,070 par due 11/2012)	12.00% Cash, 4.00% PIK	5/28/2008	11,070	11,070	$1.00	(4)
		Senior secured loan ($2,301 par due 3/2012)	8.71% (Libor + 5.25%/M)	3/27/2007	2,301	2,025	$0.88
		Senior secured loan ($24,575 par due 3/2012)	8.71% (Libor + 5.25%/M)	3/27/2007	24,575	21,626	$0.88	(2)
		Senior secured loan ($11,760 par due 3/2012)	8.71% (Libor + 5.25%/M)	3/27/2007	11,760	10,349	$0.88	(3)
		Senior secured loan ($4,876 par due 3/2012)	6.49% (Libor + 5.25%/Q)	3/27/2007	4,876	4,291	$0.88

Dufry AG(8)	Retail newstand operator	Common stock (39,056 shares)		3/28/2008	3,000	589	$15.08	(5)

Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Senior subordinated note ($6,044 par due 8/2014)	10.00% Cash, 2.00% PIK	8/8/2006	6,060	5,576	$0.92	(4)
		Senior subordinated note ($22,236 par due 8/2014)	10.00% Cash, 2.00% PIK	8/8/2006	22,295	20,516	$0.92	(2)(4)
		Common stock (1,170,182 shares)		8/8/2006	4,500	5,301	$4.53	(5)

Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($4,506 par due 9/2012)	6.5%, 1.00% PIK Option	9/28/2006	4,506	3,154	$0.70	(3)
		Senior secured loan ($25,295 par due 9/2012)	6.5%, 1.00% PIK Option	9/28/2006	25,295	17,707	$0.70	(2)
		Senior secured loan ($3,107 par due 9/2012)	6.5%, 1.00% PIK Option	9/28/2006	3,107	2,175	$0.70
		Senior secured loan ($7,303 par due 9/2012)	6.5%, 1.00% PIK Option	9/28/2006	7,304	5,113	$0.70	(3)
		Common stock (800 shares)		9/28/2006	200	—	$—	(5)
		Preferred stock (80 shares)		9/28/2006	1,800	—	$—	(5)
		Warrants to purchase 858 shares of common stock		3/19/2009	—	—	$—	(5)
		Warrants to purchase 73 shares of preferred stock		3/19/2009	—	—	$—	(5)
					133,819	110,662			10.17%

Manufacturing
Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan ($5,616 par due 4/2010)	6.46% (Libor + 5.00%/Q)	3/28/2005	5,655	5,335	$0.95	(3)(15)

Company(1)	Industry	Investment	Interest(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($9,018 par due 5/2011)	8.25% (Libor + 4.25%/A)	5/16/2006	9,018	8,296	$0.92	(3)(15)
		Senior secured loan ($469 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/16/2006	469	432	$0.92	(3)(15)
		Senior secured loan ($536 par due 5/2011)	8.25% (Libor + 4.25%/A)	5/16/2006	536	493	$0.92	(3)(15)
		Senior secured loan ($1,523 par due 5/2011)	10.00% (Libor + 6.00%/A)	5/16/2006	1,523	1,401	$0.92	(3)(15)
		Senior secured loan ($81 par due 5/2011)	10.00% (Libor + 6.00%/A)	5/16/2006	81	75	$0.92	(3)(15)
		Senior secured loan ($4,571 par due 5/2011)	10.00% Cash, 3.00% PIK	5/16/2006	4,591	4,362	$0.95	(2)(4)
		Senior secured loan ($244 par due 5/2011)	10.00% Cash, 3.00% PIK	5/16/2006	245	232	$0.95	(2)(4)

Qualitor, Inc.	Automotive aftermarket components supplier	Senior secured loan ($1,752 par due 12/2011)	5.22% (Libor + 4.00%/Q)	12/29/2004	1,752	1,664	$0.95	(3)
		Junior secured loan ($5,000 par due 6/2012)	8.22% (Libor + 7.00%/Q)	12/29/2004	5,000	4,750	$0.95	(3)

Reflexite Corporation (7)	Developer and manufacturer of high-visibility reflective products	Senior subordinated loan ($16,183 par due 2/2015)	12.50% Cash, 4.00% PIK	2/28/2008	16,203	16,203	$1.00	(4)
		Common stock (1,821,860 shares)		3/28/2006	27,435	27,435	$15.06	(5)

Saw Mill PCG Partners LLC	Precision components manufacturer	Common units (1,000 units)		2/2/2007	1,000	—	$—	(5)

UL Holding Co., LLC	Petroleum product manufacturer	Senior secured loan ($11,000 par, due 12/2012)	7.86% (Libor + 6.25% / Q)	2/13/2009	11,000	10,670	$0.97	(5)
		Senior secured loan ($3,000 par, due 12/2012)	11.75%	2/13/2009	3,000	2,910	$0.97	(5)
		Senior secured loan ($1,000 par, due 12/2012)	11.75%	2/13/2009	1,000	970	$0.97	(5)
		Common units (50,000 units)		4/25/2008	500	500	$10.00	(5)
		Common units (50,000 units)		4/25/2008	—	—	$—	(5)

Universal Trailer Corporation(6)	Livestock and specialty trailer manufacturer	Common stock (74,920 shares)		10/8/2004	7,930	—	$—	(5)
					96,938	85,728			7.88%

Environmental Services
AWTP, LLC	Water treatment services	Junior secured loan ($402 par due 12/2012)	11.5% (Libor + 7.50% Cash, 1.00% PIK/D)	12/23/2005	402	241	$0.60	(4)(14)
		Junior secured loan ($3,018 par due 12/2012)	11.5% (Libor + 7.50% Cash, 1.00% PIK/D)	12/23/2005	3,018	1,811	$0.60	(3)(4)(14)
		Junior secured loan ($805 par due 12/2012)	13.48% (Libor + 7.50% Cash, 1.00% PIK/A)	12/23/2005	805	483	$0.60	(4)(14)

Company(1)	Industry	Investment	Interest(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Junior secured loan ($6,036 par due 12/2012)	13.48% (Libor + 7.50% Cash, 1.00% PIK/A)	12/23/2005	6,036	3,622	$0.60	(3)(4)(14)
		Junior secured loan ($402 par due 12/2012)	11.35% (Libor + 7.50% Cash, 1.00% PIK/A)	12/23/2005	402	241	$0.60	(4)(14)
		Junior secured loan ($3,018 par due 12/2012)	11.35% (Libor + 7.50% Cash, 1.00% PIK/A)	12/23/2005	3,018	1,811	$0.60	(3)(4)(14)

Mactec, Inc.	Engineering and environmental services	Class B-4 stock (16 shares)		11/3/2004	—	—	$—	(5)
		Class C stock (5,556 shares)		11/3/2004	—	150	$27.00	(5)

Sigma International Group, Inc.	Water treatment parts manufacturer	Junior secured loan ($1,833 par due 10/2013)	8.00% (Libor + 7.50%/M)	10/11/2007	1,833	1,558	$0.85	(2)
		Junior secured loan ($4,000 par due 10/2013)	8.00% (Libor + 7.50%/M)	10/11/2007	4,000	3,400	$0.85	(3)
		Junior secured loan ($2,750 par due 10/2013)	8.00% (Libor + 7.50%/M)	11/1/2007	2,750	2,338	$0.85	(2)
		Junior secured loan ($6,000 par due 10/2013)	8.00% (Libor + 7.50%/M)	11/1/2007	6,000	5,100	$0.85	(3)
		Junior secured loan ($917 par due 10/2013)	8.00% (Libor + 7.50%/M)	11/6/2007	917	779	$0.85	(2)
		Junior secured loan ($2,000 par due 10/2013)	8.00% (Libor + 7.50%/M)	11/6/2007	2,000	1,700	$0.85	(3)

Waste Pro USA, Inc.	Waste management services	Senior subordinated loan ($25,000 par due 11/2013)	13.75%	11/9/2006	25,000	25,000	$1.00	(2)
		Preferred stock (15,000 shares)	14.00% PIK	11/9/2006	15,000	15,000	$1,000.00	(4)
		Warrants to purchase 682,671 shares		11/9/2006	—	6,827	$10.00	(5)

Wastequip, Inc.(6)	Waste management equipment manufacturer	Senior subordinated loan ($12,991 par due 2/2015)	10.00% Cash, 2.00% PIK	2/5/2007	12,991	6,496	$0.50	(4)
		Common stock (13,889 shares)		2/2/2007	1,389	—	$—	(5)
					85,561	76,557			7.04%

Printing, Publishing and Media
Canon Communications LLC	Print publications services	Junior secured loan ($11,826 par due 11/2011)	12.17% (Libor + 10.75%/M)	5/25/2005	11,847	11,138	$0.94	(2)(15)
		Junior secured loan ($12,052 par due 11/2011)	12.17% (Libor + 10.75%/M)	5/25/2005	12,073	11,350	$0.94	(3)(15)

Courtside Acquisition Corp.	Community newspaper publisher	Senior subordinated loan ($34,295 par due 6/2014)	17.00% PIK	6/29/2007	34,295	1,715	$0.05	(4)(14)

LVCG Holdings LLC(7)	Commercial printer	Membership interests (56.53% interest)		10/12/2007	6,600	7,651	$115.92	(5)

National Print Group, Inc.	Printing management services	Senior secured revolving loan ($502 par due 3/2012)	8.25% (Base Rate + 5.00%/D)	3/2/2006	502	377	$0.75	(15)

Company(1)	Industry	Investment	Interest(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior secured revolving loan ($1,826 par due 3/2012)	9.00% (Libor + 6.00%/S)	3/2/2006	1,826	1,370	$0.75	(15)
		Senior secured loan ($6,905 par due 3/2012)	14.25% (Base Rate + 5.00 Cash, 6.00% PIK/D)	3/2/2006	7,009	5,283	$0.75	(3)(15)
		Senior secured loan ($1,524 par due 3/2012)	15.00% (Base Rate + 5.00 Cash, 6.00% PIK/D)	3/2/2006	1,547	1,166	$0.75	(3)(15)
		Preferred stock (9,344 shares)		3/2/2006	2,000	—	$—	(5)

The Teaching Company, LLC and The Teaching Company Holdings, Inc.(11)	Education media provider	Senior secured loan ($18,000 par due 9/2012)	10.50%	9/29/2006	18,000	17,100	$0.95	(2)(11)
		Senior secured loan ($10,000 par due 9/2012)	10.50%	9/29/2006	10,000	9,500	$0.95	(3)(11)
		Preferred stock (29,969 shares)	8.00%	9/29/2006	2,997	2,997	$100.00	(5)
		Common stock (15,393 shares)		9/29/2006	3	3	$0.19	(5)
					108,699	69,650			6.40%

Aerospace & Defense
AP Global Holdings, Inc.	Safety and security equipment manufacturer	Senior secured loan ($7,878 par due 10/2013)	5.02% (Libor + 4.50%/M)	11/8/2007	7,720	7,247	$0.92	(3)

ILC Industries, Inc.	Industrial products provider	Junior secured loan ($12,000 par due 8/2012)	11.50%	6/27/2006	12,000	12,000	$1.00	(3)

Thermal Solutions LLC and TSI Group, Inc.	Thermal management and electronics packaging manufacturer	Senior secured loan ($791 par due 3/2011)	4.02% (Libor + 3.50%/M)	3/28/2005	791	759	$0.96	(3)
		Senior secured loan ($2,757 par due 3/2012)	4.48% (Libor + 4.00%/Q)	3/28/2005	2,757	2,509	$0.91	(3)
		Senior subordinated notes ($2,106 par due 9/2012)	11.50% Cash, 2.75% PIK	3/28/2005	2,106	2,057	$0.97	(4)
		Senior subordinated notes ($3,325 par due 9/2012)	11.50% Cash, 2.75% PIK	3/28/2005	3,325	3,247	$0.97	(2)(4)
		Senior subordinated notes ($2,679 par due 3/2013)	11.50% Cash, 2.50% PIK	3/21/2006	2,696	2,615	$0.97	(2)(4)
		Preferred stock (71,552 shares)		3/28/2005	716	716	$10.01	(5)
		Common stock (1,460,246 shares)		3/28/2005	15	15	$0.01	(5)

Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Junior secured loan ($16,000 par due 7/2014)	8.96% (Libor + 7.50%/Q)	1/17/2008	16,000	15,200	$0.95
		Junior secured loan ($12,000 par due 7/2014)	8.96% (Libor + 7.50%/Q)	1/17/2008	12,000	11,400	$0.95	(3)
		Common stock (246,279 shares)		1/17/2008	2,100	1,680	$6.82	(5)
					62,226	59,445			5.46%

Consumer Products—Non-Durable
Innovative Brands, LLC	Consumer products and personal care manufacturer	Senior secured loan ($9,823 par due 9/2011)	14.50%	10/12/2006	9,823	9,823	$1.00
		Senior secured loan ($9,067 par due 9/2011)	14.50%	10/12/2006	9,067	9,067	$1.00	(3)

Company(1)	Industry	Investment	Interest(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Making Memories Wholesale, Inc.(6)	Scrapbooking branded products manufacturer	Senior secured loan ($21,509 par due 3/2011)	8.25% (Base Rate + 5.00%/D)	5/5/2005	11,953	10,968	$0.50	(14)
		Senior subordinated loan ($16,250 par due 5/2012)	12.00% Cash, 4.00% PIK	5/5/2005	10,465	—	$—	(4)(14)
		Preferred stock (4,259 shares)		5/5/2005	3,759	—	$—	(5)

Shoes for Crews, LLC	Safety footwear and slip-related mat manufacturer	Senior secured revolving loan ($1,000 par due 7/2010)	5.25% (Base Rate + 2.00%/D)	10/8/2004	1,000	1,000	$1.00
		Senior secured loan ($568 par due 7/2010)	5.31% (Libor + 3.50%/S)	10/8/2004	572	572	$1.00	(3)

The Thymes, LLC(7)	Cosmetic products manufacturer	Preferred stock (6,283 shares)	8.00% PIK	6/21/2007	6,406	5,150	$819.67	(4)
		Common stock (5,400 shares)		6/21/2007	—	—	$—	(5)

Wear Me Apparel, LLC(6)	Clothing manufacturer	Senior subordinated notes ($26,278 par due 4/2013)	17.50% PIK	4/2/2007	24,110	12,055	$0.50	(4)(14)
		Common stock (10,000 shares)		4/2/2007	10,000	—	$—	(5)
					87,155	48,635			4.47%

Telecommunications
American Broadband Communications, LLC and American Broadband Holding Company	Broadband communication services	Senior subordinated loan ($32,680 par due 11/2014)	18.00% (10.00% Cash, 8.00% PIK)	2/8/2008	32,680	32,680	$1.00	(4)
		Senior subordinated loan ($8,246 par due 11/2014)	18.00% (10.00% Cash, 8.00% PIK)	11/7/2007	8,246	8,246	$1.00	(4)
		Warrants to purchase 170 shares		11/7/2007	—	—	$—	(5)
					40,926	40,926			3.76%

Cargo Transport
The Kenan Advantage Group, Inc.	Fuel transportation provider	Senior subordinated notes ($25,186 par due 12/2013)	9.50% Cash, 3.50% PIK	12/15/2005	25,476	24,217	$0.95	(2)(4)
		Senior secured loan ($2,419 par due 12/2011)	3.52% (Libor + 3.00%/M)	12/15/2005	2,419	2,177	$0.90	(3)
		Preferred stock (10,984 shares)	8.00% PIK	12/15/2005	1,116	1,476	$134.38	(4)(5)
		Common stock (30,575 shares)		12/15/2005	31	41	$1.34	(5)
					29,042	27,911			2.57%

Containers-Packaging
Industrial Container Services, LLC(6)	Industrial container manufacturer, reconditioner and servicer	Senior secured revolving loan ($1,239 par due 9/2011)	4.52% (Libor + 4.00%/M)	6/21/2006	1,239	1,202
		Senior secured loan ($17 par due 9/2011)	4.52% (Libor + 4.00%/S)	9/30/2005	17	16	$0.97	(2)
		Senior secured loan ($503 par due 9/2011)	4.52% (Libor + 4.00%/M)	6/21/2006	503	488	$0.97	(2)
		Senior secured loan ($7,708 par due 9/2011)	4.52% (Libor + 4.00%/M)	6/21/2006	7,708	7,477	$0.97	(3)

Company(1)	Industry	Investment	Interest(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets

		Senior secured loan ($85 par due 9/2011)	4.56% (Libor + 4.00%/M)	6/21/2006	85	83	$0.97	(2)
		Senior secured loan ($1,309 par due 9/2011)	4.56% (Libor + 4.00%/M)	6/21/2006	1,309	1,269	$0.97	(3)
		Senior secured loan ($263 par due 9/2011)	4.56% (Libor + 4.00%/M)	6/21/2006	263	255	$0.97	(2)
		Senior secured loan ($4,028 par due 9/2011)	4.56% (Libor + 4.00%/M)	6/21/2006	4,028	3,908	$0.97	(3)
		Senior secured loan ($105 par due 9/2011)	4.53% (Libor + 4.00%/M)	6/21/2006	105	102	$0.97	(2)
		Senior secured loan ($1,611 par due 9/2011)	4.53% (Libor + 4.00%/M)	6/21/2006	1,611	1,563	$0.97	(3)
		Common stock (1,800,000 shares)		9/29/2005	1,800	9,100	$5.06	(5)
					18,668	25,463			2.34%

Computers and Electronics
RedPrairie Corporation	Software manufacturer	Junior secured loan ($3,300 par due 1/2013)	7.74% (Libor + 6.50%/Q)	7/13/2006	3,300	2,970	$0.90	(2)
		Junior secured loan ($12,000 par due 1/2013)	7.74% (Libor + 6.50%/Q)	7/13/2006	12,000	10,800	$0.90	(3)

X-rite, Incorporated	Color management solutions provider	Junior secured loan ($3,097 par due 7/2013)	14.38% (Libor + 11.38%/Q)	7/6/2006	3,097	3,097	$1.00	(15)
		Junior secured loan ($7,743 par due 7/2013)	14.38% (Libor + 11.38%/Q)	7/6/2006	7,743	7,743	$1.00	(3)(15)
		Junior secured loan ($1 par due 7/2013)	14.38% (Libor + 11.38%/Q)	7/6/2006	1	1	$1.00	(15)
		Junior secured loan ($1 par due 7/2013)	14.38% (Libor + 11.38%/Q)	7/6/2006	1	1	$1.00	(3)(15)
					26,142	24,612			2.26%

Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	Senior secured loan ($1,000 par due 10/2013)	5.02% (Libor + 4.50%/M)	10/11/2007	1,000	880	$0.88	(13)
		Senior secured loan ($1,750 par due 10/2013)	8.88% (Libor + 4.50%/S)	10/11/2007	1,750	1,540	$0.88	(13)
		Senior secured loan ($12,497 par due 10/2013)	5.02% (Libor + 4.50%/M)	10/11/2007	12,497	10,998	$0.88	(2)(13)
		Senior secured loan ($11,497 par due 10/2013)	5.02% (Libor + 4.50%/M)	10/11/2007	11,497	10,117	$0.88	(3)(13)
		Senior secured loan ($3 par due 10/2013)	6.75% (Base Rate + 3.50%/Q)	10/11/2007	3	3	$0.88	(2)(13)
		Senior secured loan ($3 par due 10/2013)	6.75% (Base Rate + 3.50%/Q)	10/11/2007	3	3	$0.88	(3)(13)
					26,750	23,541			2.16%

Grocery
Planet Organic Health Corp.(8)	Organic grocery store operator	Junior secured loan ($853 par due 7/2014)	7.97% (Libor + 7.50%/M)	7/3/2007	853	811	$0.95
		Junior secured loan ($10,168 par due 7/2014)	7.97% (Libor + 7.50%/M)	7/3/2007	10,168	9,660	$0.95	(3)

Company(1)	Industry	Investment	Interest(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior subordinated loan ($10,900 par due 7/2012)	11.00% Cash, 2.00% PIK	7/3/2007	11,242	10,152	$0.90	(2)(4)
					22,263	20,623			1.90%

Consumer Products—Durable
Direct Buy Holdings, Inc. and Direct Buy Investors, LP(6)	Membership-based buying club franchisor and operator	Senior secured loan ($2,281 par due 11/2012)	5.46% (Libor + 4.50%/B)	12/14/2007	2,189	1,824	$0.80
		Partnership interests (19.31% interest)		11/30/2007	10,000	4,000	$40.00	(5)
					12,189	5,824			0.54%

Housing—Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,956 par due 3/2011)	13.00% Cash, 6.00% PIK	10/8/2004	8,988	896	$0.10	(2)(4)(14)
		Common stock (2,743 shares)		10/8/2004	753	—	$—	(5)
		Warrants to purchase 4,464 shares		10/8/2004	653	—	$—	(5)
					10,394	896			0.08%

Total					$2,283,959	$1,969,104

(1)  Other than our investments in HCP Acquisition Holdings, LLC, Ivy Hill Middle Market Credit Fund, Ltd., LVCG Holdings LLC, R3 Education, Inc., Reflexite Corporation and The Thymes, LLC, we do not “Control” any of our portfolio companies, as defined in the Investment Company Act. In general, under the Investment Company Act, we would “Control” a portfolio company if we owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. All of our portfolio company investments are subject to legal restrictions on sales which as of March 31, 2009 represented 181% of the Company’s net assets.

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

(5)  Non-income producing at March 31, 2009.

(6)  As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the three months ended March 31, 2009 in which the issuer was an Affiliate (but not a portfolio company that we “Control”) are as follows (in thousands):

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains/losses	Net unrealized gains/losses
Apple & Eve, LLC and US Juice Partners, LLC	$4,500	$(115)	$—	$895	$—	$—	$3	$—	$5,579
Carador, PLC	$—	$—	$—	$—	$—	$14	$—	$—	$(1,600)
Campus Management Corp. and Campus Management Acquisition Corp.	$—	$(2,309)	$(15,000)	$1,437	$—	$—	$33	$(482)	$—
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC	$—	$—	$—	$256	$—	$—	$—	$—	$(371)
Direct Buy Holdings, Inc. and Direct Buy Investors LP	$—	$—	$—	$249	$—	$—	$—	$—	$(2,500)
Firstlight Financial Corporation	$—	$—	$—	$1,379	$—	$—	$125	$—	$(138)
Imperial Capital Group, LLC	$206	$—	$—	$—	$—	$—	$—	$—	$—
Industrial Container Services, LLC	$1,157	$(2,586)	$—	$190	$—	$—	$40	$—	$(506)
Investor Group Services, LLC	$—	$(250)	$—	$(2)	$—	$—	$6	$—	$—
Making Memories Wholesale, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$(1,117)
Pillar Holdings LLC and PHL Holding Co.	$—	$(2,449)	$—	$770	$—	$—	$8	$—	$—
Primis Marketing Group, Inc. and Primis Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
Universal Trailer Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
VSS-Tranzact Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
Wastequip, Inc.	$—	$—	$—	$325	$—	$—	$—	$—	$(1,351)
Wear Me Apparel, LLC	$—	$—	$—	$75	$—	$—	$—	$—	$—

(7)  As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). In addition, as defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the three months ended March 31, 2009 in which the issuer was both an Affiliate and a portfolio company that we Control are as follows (in thousands):

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income		Other income	Net realized gains/losses	Net unrealized gains/losses
HCP Acquisition Holdings, LLC	$—	$—	$—	$—	$—		$—	$—	$—	$(375)
Ivy Hill Middle Market Credit Fund, Ltd.	$—	$—	$—	$1,652	$—		$—	$566	$—	$—
LVCG Holdings, LLC	$—	$—	$—	$—	$—	$		$25	$—	$(849)
R3 Education, Inc.	$15,613	$(5,437)	$—	$506	$—		$—	$17	$—	$(36)
Reflexite Corporation	$7,800	$—	$(2,000)	$656	$194		$—	$63	$—	$(8,065)
The Thymes, LLC	$—	$—	$—	$124	$—		$—	$—	$—	$—

(8)  Non-U.S. company or principal place of business outside the U.S. and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

(9)  Non-registered investment company.

(10)  A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either Libor or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually (A), semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D).  For each such loan, we have provided the interest rate in effect at March 31, 2009.

(11)  In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.50% on $20.9 million aggregate principal amount of the portfolio company’s senior term debt previously syndicated by us.

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

(14)  Loan was on non-accrual status as of March 31, 2009.

(15)  Loan includes interest rate floor feature.

(16)  In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.98% on $15.0 million aggregate principal amount of the portfolio company’s senior term debt previously syndicated by us.

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2008

(dollar amounts in thousands, except per unit data)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Healthcare—Services
American Renal Associates, Inc.	Dialysis provider	Senior secured loan ($1,443 par due 12/2010)	4.72% (Libor + 3.25%/Q)	12/14/2005	$1,443	$1,399	$0.97	(3)
		Senior secured loan ($180 par due 12/2010)	5.00% (Base Rate + 1.75%/D)	12/14/2005	180	175	$0.97	(3)
		Senior secured loan ($5,705 par due 12/2011)	4.72% (Libor + 3.25%/Q)	12/14/2005	5,705	5,534	$0.97	(3)
		Senior secured loan ($34 par due 12/2011)	5.00% (Base Rate + 1.75%/D)	12/14/2005	34	33	$0.97	(3)
		Senior secured loan ($262 par due 12/2011)	4.72% (Libor + 3.25%/Q)	12/14/2005	262	254	$0.97	(3)
		Senior secured loan ($2,620 par due 12/2011)	7.30% (Libor + 3.25% /Q)	12/14/2005	2,620	2,541	$0.97	(3)

Capella Healthcare, Inc.	Acute care hospital operator	Junior secured loan ($70,000 par due 2/2016)	13.00%	2/29/2008	70,000	63,000	$0.90
		Junior secured loan ($25,000 par due 2/2016)	13.00%	2/29/2008	25,000	22,500	$0.90	(2)

CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC(6)	Healthcare analysis services	Preferred stock (7,427 shares)	14.00% PIK	6/15/2007	7,427	7,427	$1,000.00	(4)

DSI Renal, Inc.	Dialysis provider	Common stock (9,679 shares)		6/15/2007	4,000	5,382	$556.05	(5)
		Common stock (1,546 shares)		6/15/2007	—	—	$—	(5)
		Senior secured revolving loan ($142 par due 3/2013)	6.25% (Base Rate + 3.00%/D)	4/4/2006	142	127	$0.89
		Senior secured revolving loan ($3,520 par due 3/2013)	3.47% (Libor + 3.00%/M)	4/4/2006	3,520	3,168	$0.90
		Senior secured revolving loan ($1,120 par due 3/2013)	3.47% (Libor + 3.00%/M)	4/4/2006	1,120	1,008	$0.90
		Senior secured revolving loan ($1,152 par due 3/2013)	4.50% (Libor + 3.00%/Q)	4/4/2006	1,152	1,037	$0.90
		Senior secured revolving loan ($1,600 par due 3/2013)	4.50% (Libor + 3.00%/Q)	4/4/2006	1,600	1,440	$0.90

		Senior subordinated note ($29,589 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/2006	29,658	21,896	$0.74	(4)
		Senior subordinated note ($26,927 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/2006	26,971	19,847	$0.73	(2)(4)
		Senior subordinated note ($12,211 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/2006	12,231	9,036	$0.74	(3)(4)

GG Merger Sub I, Inc.	Drug testing services	Senior secured loan ($23,330 par due 12/2014)	7.09% (Libor + 4.00%/S)	12/14/2007	22,426	18,938	$0.81

HCP Acquisition Holdings, LLC(7)	Healthcare compliance advisory services	Class A units (8,566,824 units)		6/26/2008	8,567	6,500	$0.76	(5)

Heartland Dental Care, Inc.	Dental services	Senior subordinated note ($40,217 par due 8/2013)	11.00% Cash, 3.25% PIK	7/31/2008	40,217	40,217	$1.00	(4)

MPBP Holdings, Inc., Cohr Holdings, Inc. and MPBP Acquisition Co., Inc.	Healthcare equipment services	Junior secured loan ($20,000 par due 1/2014)	9.19% (Libor + 6.25%/S)	1/31/2007	20,000	7,000	$0.35
		Junior secured loan ($12,000 par due 1/2014)	9.19% (Libor + 6.25%/S)	1/31/2007	12,000	4,200	$0.35	(3)
		Common stock (50,000 shares)		1/31/2007	5,000	—	$—	(5)

MWD Acquisition Sub, Inc.	Dental services	Junior secured loan ($5,000 par due 5/2012)	8.13% (Libor + 6.25%/M)	5/3/2007	5,000	4,250	$0.85	(3)

OnCURE Medical Corp.	Radiation oncology care provider	Senior subordinated note ($32,176 par due 8/2013)	11.00% Cash, 1.50% PIK	8/18/2006	32,176	28,935	$0.90	(4)
		Senior secured loan ($3,083 par due 8/2009)	4.75% (Libor + 3.50%/M)	8/18/2006	3,083	3,000	$0.97	(3)
		Common stock (857,143 shares)		8/18/2006	3,000	2,713	$3.17	(5)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Passport Health Communications, Inc., Passport Holding Corp. and Prism Holding Corp.	Healthcare technology provider	Senior secured loan ($12,935 par due 5/2014)	10.50% (Libor + 7.50%/S)	5/9/2008	12,935	12,671	$0.98	(15)
		Senior secured loan ($11,940 par due 5/2014)	10.50% (Libor + 7.50%/S)	5/9/2008	11,940	11,701	$0.98	(3) (15)
		Series A preferred stock (1,594,457 shares)		7/30/2008	9,900	9,902	$6.21	(5)
		Common stock (16,106 shares)		7/30/2008	100	100	$6.21	(5)

PG Mergersub, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Senior subordinated loan ($5,000 par due 3/2016)	12.50%	3/12/2008	4,901	4,750	$0.95
		Preferred stock (333 shares)		3/12/2008	333	333	$1,000.00	(5)
		Common stock (16,667 shares)		3/12/2008	167	167	$10.00	(5)

The Schumacher Group of Delaware, Inc.	Outsourced physician service provider	Senior subordinated loan ($35,849 par due 7/2012)	11.00% Cash, 2.50% PIK	7/18/2008	35,849	35,849	$1.00	(4)

Triad Laboratory Alliance, LLC	Laboratory services	Senior subordinated note ($15,354 par due 12/2012)	12.00% Cash, 1.75% PIK	12/21/2005	15,354	14,894	$0.97	(4)
		Senior secured loan ($2,473 par due 12/2011)	4.71% (Libor + 3.25%/Q)	12/21/2005	2,473	2,201	$0.89	(3)

VOTC Acquisition Corp.	Radiation oncology care provider	Senior secured loan ($3,068 par due 7/2012)	11.00% Cash, 2.00% PIK	6/30/2008	3,068	3,068	$1.00	(4)
		Senior secured loan ($14,000 par due 7/2012)	11.00% Cash, 2.00% PIK	6/30/2008	14,000	14,000	$1.00	(4)
		Series E preferred shares (3,888,222 shares)		7/14/2008	8,749	6,561	$1.69	(5)
					464,303	397,754			36.33%

Education
Campus Management Corp. and Campus Management Acquisition Corp.(6)	Education software developer	Senior secured revolving loan ($2,309 par due 8/2013)	13.00%	2/8/2008	2,309	2,309	$1.00
		Senior secured loan ($19,924 par due 8/2013)	13.00%	2/8/2008	19,924	19,924	$1.00
		Senior secured loan ($25,108 par due 8/2013)	13.00%	2/8/2008	25,108	25,108	$1.00	(2)
		Senior secured loan ($12,019 par due 8/2013)	13.00%	2/8/2008	12,019	12,019	$1.00
		Preferred stock (493,147 shares)	8.00% PIK	2/8/2008	8,952	12,000	$24.33	(4)

ELC Acquisition Corporation	Developer, manufacturer and retailer of educational products	Senior secured loan ($242 par due 11/2012)	5.45% (Libor + 3.25%/Q)	11/30/2006	243	219	$0.90	(3)
		Junior secured loan ($8,333 par due 11/2013)	7.47% (Libor + 7.00%/M)	11/30/2006	8,333	7,500	$0.90	(3)

Instituto de Banca y Comercio, Inc.(8)	Private school operator	Senior secured revolving loan ($1,643 par due 3/2014)	5.00% (Libor + 3.00%/Q)	3/15/2007	1,643	1,643	$1.00
		Senior secured loan ($7,500 par due 3/2014)	8.42% (Libor + 5.00%/Q)	3/15/2007	7,500	7,500	$1.00
		Senior secured loan ($7,266 par due 3/2014)	8.42% (Libor + 5.00%/Q)	3/15/2007	7,266	7,266	$1.00
		Senior secured loan ($4,987 par due 3/2014)	8.42% (Libor + 5.00%/Q)	3/15/2007	4,987	4,987	$1.00	(2)
		Senior secured loan ($11,820 par due 3/2014)	8.42% (Libor + 5.00%/Q)	3/15/2007	11,820	11,820	$1.00	(3)
		Senior subordinated loan ($19,641 par due 6/2014)	10.50% Cash, 3.50% PIK	6/4/2008	19,641	19,641	$1.00	(4)
		Promissory note ($429 par due 9/2015)	6.00%	6/4/2008	429	1,714	$4.00
		Preferred stock (214,286 shares)		6/4/2008	1,018	4,072	$19.00	(5)
		Common stock (214,286 shares)		6/4/2008	54	214	$1.00	(5)

Lakeland Finance, LLC	Private school operator	Senior secured note ($18,000 par due 12/2012)	11.50%	12/13/2005	18,000	16,920	$0.94
		Senior secured note ($15,000 par due 12/2012)	11.50%	12/13/2005	15,000	14,100	$0.94	(2)

R3 Education, Inc. (formerly known as Equinox EIC Partners, LLC and MUA Management Company, Ltd.)(7)(8)	Medical school operator	Senior secured revolving loan ($3,850 par due 12/2012)	8.25% (Base Rate + 5.00%/D)	4/3/2007	3,850	3,773	$0.98

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior secured revolving loan ($1,250 par due 12/2012)	8.25% (Base Rate + 5.00%/D)	4/3/2007	1,250	1,225	$0.98
		Senior secured loan ($3,024 par due 12/2012)	6.46% (Libor + 6.00%/M)	4/3/2007	3,024	2,963	$0.98	(2)
		Senior secured loan ($14,113 par due 12/2012)	6.46% (Libor + 6.00%/M)	9/21/2007	14,113	13,830	$0.98	(2)
		Senior secured loan ($7,350 par due 12/2012)	9.09% (Libor + 6.00%/S)	4/3/2007	7,350	7,203	$0.98	(3)
		Common membership interest (26.27% interest)		9/21/2007	15,800	20,785		(5)
		Preferred stock (800 shares)			200	200	$250.00	(5)
					209,833	218,935			20.00%

Restaurants and Food Services
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($1,381 par due 11/2013)	5.75% (Base Rate + 2.50%/D)	11/27/2006	1,381	1,313	$0.95
		Senior secured revolving loan ($2,005 par due 11/2013)	6.61% (Libor + 3.00% Cash, 0.50% PIK/S)	11/27/2006	2,005	1,905	$0.95	(4)
		Senior secured loan ($2 par due 11/2012)	12.00% (Base Rate + 7.5%/D)	11/27/2006	2	2	$1.00
		Senior secured loan ($1 par due 11/2012)	12.00% (Base Rate + 7.5%/D)	11/27/2006	1	1	$1.00	(3)
		Senior secured loan ($22,656 par due 11/2012)	11.61% (Libor + 7.50% Cash, 1.00% PIK/S)	11/27/2006	22,912	21,520	$0.94	(4)
		Senior secured loan ($992 par due 11/2012)	11.61% (Libor + 7.50% Cash, 1.00% PIK/S)	11/27/2006	992	942	$0.95	(2)(4)
		Senior secured loan ($11,081 par due 11/2012)	11.61% (Libor + 7.50% Cash, 1.00% PIK/S)	11/27/2006	11,075	10,529	$0.95	(3)(4)
		Promissory note ($12,079 par due 11/2016)	10.00% PIK	6/1/2006	12,067	12,067	$1.00	(4)
		Warrants to purchase 0.61 shares		6/1/2006	—	—	$—	(5)

Encanto Restaurants, Inc.(8)	Restaurant owner and operator	Junior secured loan ($21,184 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/2006	21,184	19,084	$0.90	(2)(4)
		Junior secured loan ($4,035 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/2006	4,035	3,635	$0.90	(3)(4)

OTG Management, Inc.	Airport restaurant operator	Junior secured loan ($15,312 par due 6/2013)	18.00% (Libor + 11.00% Cash, 4.00% PIK/M)	6/19/2008	15,312	15,312	$1.00	(4)(15)
		Warrants to purchase up to 9 shares of common stock			—	—	$—	(5)

Vistar Corporation and Wellspring Distribution Corp.	Food service distributor	Senior subordinated loan ($48,625 par due 5/2015)	13.50%	5/23/2008	48,625	46,680	$0.96
		Senior subordinated loan ($25,000 par due 5/2015)	13.50%	5/23/2008	25,000	24,000	$0.96	(2)
		Class A non-voting common stock (1,366,120 shares)		5/23/2008	7,500	3,500	$2.56	(5)
					172,091	160,490			14.66%

Beverage, Food and Tobacco
3091779 Nova Scotia Inc.(8)	Baked goods manufacturer	Junior secured loan (Cdn$14,058 par due 11/2012)	11.50% Cash, 1.50% PIK	11/2/2007	14,904	10,961	$0.74	(4)(12)
		Warrants to purchase 57,545 shares			—	—	$—	(5)

Apple & Eve, LLC and US Juice Partners, LLC(6)	Juice manufacturer	Senior secured revolving loan ($8,000 par due 10/2013)	7.90% (Libor + 6.00%/M)	10/5/2007	8,000	6,400	$0.80
		Senior secured loan ($10,637 par due 10/2013)	6.47% (Libor + 6.00%/M)	10/5/2007	10,637	8,509	$0.80
		Senior secured loan ($19,976 par due 10/2013)	6.47% (Libor + 6.00%/M)	10/5/2007	19,976	15,981	$0.80	(2)
		Senior secured loan ($10,805 par due 10/2013)	6.47% (Libor + 6.00%/M)	10/5/2007	10,805	8,644	$0.80	(3)
		Senior units (50,000 units)		10/5/2007	5,000	2,500	$50.00	(5)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Best Brands Corporation	Baked goods manufacturer	Senior secured loan ($10,971 par due 12/2012)	10.43% (Libor + 4.50% Cash, 4.50% PIK/M)	2/15/2008	9,501	9,326	$0.86	(4)
		Junior secured loan ($4,319 par due 6/2013)	10.00% Cash, 8.00% PIK	12/14/2006	4,307	3,883	$0.90	(4)
		Junior secured loan ($26,400 par due 6/2013)	10.00% Cash, 8.00% PIK	12/14/2006	26,308	23,729	$0.90	(2)(4)
		Junior secured loan ($12,201 par due 6/2013)	10.00% Cash, 8.00% PIK	12/14/2006	12,164	10,969	$0.90	(3)(4)

Bumble Bee Foods, LLC and BB Co-Invest LP	Canned seafood manufacturer	Senior subordinated loan ($40,706 par due 11/2018)	16.25% (12.00% Cash, 4.25% Optional PIK)	11/18/2008	40,706	40,706	$1.00	(4)
		Common stock (4,000 shares)		11/18/2008	4,000	4,000	$1,000.00	(5)

Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated note ($5,547 par due 2/2013)	12.00% PIK	2/6/2008	5,547	5,547	$1.00	(2)(4)
		Preferred stock (6,258 shares)		9/1/2006	2,500	2,500	$399.49	(5)
					174,355	153,655			14.03%

Services—Other
American Residential Services, LLC	Plumbing, heating and air-conditioning services	Junior secured loan ($20,201 par due 4/2015)	10.00% Cash, 2.00% PIK	4/17/2007	20,201	18,180	$0.90	(2)(4)

Diversified Collection Services, Inc.	Collections services	Senior secured loan ($11,809 par due 8/2011)	8.50% (Libor + 5.75%/M)	2/2/2005	9,715	11,219	$0.95
		Senior secured loan ($4,203 par due 8/2011)	8.50% (Libor + 5.75%/M)	2/2/2005	4,209	3,993	$0.95	(3)
		Senior secured loan ($1,837 par due 2/2011)	11.25% (Libor + 8.50%/M)	2/2/2005	1,837	1,653	$0.90	(2)
		Senior secured loan ($7,125 par due 8/2011)	11.25% (Libor + 8.50%/M)	2/2/2005	7,125	6,412	$0.90	(3)
		Preferred stock (14,927 shares)		5/18/2006	169	109	$7.30	(5)
		Common stock (114,004 shares)		2/2/2005	295	414	$3.63	(5)

GCA Services Group, Inc.	Custodial services	Senior secured loan ($25,000 par due 12/2011)	12.00%	12/15/2006	25,000	25,000	$1.00	(2)
		Senior secured loan ($2,965 par due 12/2011)	12.00%	12/15/2006	2,965	2,965	$1.00
		Senior secured loan ($11,186 par due 12/2011)	12.00%	12/15/2006	11,186	11,186	$1.00	(3)
Growing Family, Inc. and GFH Holdings, LLC	Photography services	Senior secured revolving loan ($1,513 par due 8/2011)	11.34% (Libor + 3.00% Cash, 4.00% PIK/Q)	3/16/2007	1,513	756	$0.50	(4)
		Senior secured loan ($11,188 par due 8/2011)	13.84% (Libor + 3.50% Cash, 6.00% PIK/Q)	3/16/2007	11,188	5,594	$0.50	(4)
		Senior secured loan ($372 par due 8/2011)	5.25% (Libor + 3.50% Cash, 6.00% PIK/Q)	3/16/2007	372	186	$0.50
		Senior secured loan ($3,575 par due 8/2011)	16.34% (Libor + 6.00% Cash, 6.00% PIK/Q)	3/16/2007	3,575	1,788	$0.50	(4)
		Senior secured loan ($147 par due 8/2011)	15.50% (Libor + 6.00% Cash, 6.00% PIK/Q)	3/16/2007	147	74	$0.50	(4)
		Common stock (552,430 shares)		3/16/2007	872	—	$—	(5)

NPA Acquisition, LLC	Powersport vehicle auction operator	Junior secured loan ($12,000 par due 2/2013)	8.58% (Libor + 6.75%/M)	8/23/2006	12,000	12,000	$1.00	(3)
		Common units (1,709 shares)		8/23/2006	1,000	2,300	$1,345.82	(5)

Web Services Company, LLC	Laundry service and equipment provider	Senior subordinated loan ($17,764 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	17,764	17,231	$0.97	(4)
		Senior subordinated loan ($25,160 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	25,160	24,330	$0.97	(2)(4)
					156,293	145,390			13.28%

Financial
Carador PLC(6)(8)(9)	Investment company	Ordinary shares (7,110,525 shares)		12/15/2006	9,033	4,266	$0.60	(5)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
CIC Flex, LP(9)	Investment partnership	Limited partnership units (1 unit)		9/7/2007	28	28	$28,000.00	(5)

Covestia Capital Partners, LP(9)	Investment partnership	Limited partnership interest (47% interest)		6/17/2008	1,059	1,059		(5)

Firstlight Financial Corporation(6)(9)	Investment company	Senior subordinated loan ($69,910 par due 12/2016)	10.00% PIK	12/31/2006	69,910	62,919	$0.90	(4)
		Common stock (10,000 shares)		12/31/2006	10,000	0	$—	(5)
		Common stock (30,000 shares)		12/31/2006	30,000	0	$—	(5)

Ivy Hill Middle Market Credit Fund, Ltd. (7)(8)(9)	Investment company	Class B deferrable interest notes ($40,000 par due 11/2018)	8.15% (Libor + 6.00%/Q)	11/20/2007	40,000	36,000	$0.90
		Subordinated notes ($16,000 par due 11/2018)		11/20/2007	16,000	14,400	$0.90	(5)

Imperial Capital Group, LLC and Imperial Capital Private Opportunities, LP(6)(9)	Investment banking services	Limited partnership interest (80% interest)		5/10/2007	584	584	$1.00	(5)
		Common units (7,710 units)		5/10/2007	14,997	14,997	$1,945.14	(5)
		Common units (2,526 units)		5/10/2007	3	3	$1.19	(5)
		Common units (315 units)		5/10/2007	—	—	$—	(5)

Partnership Capital Growth Fund I, LP(9)	Investment partnership	Limited partnership interest (25% interest)		6/16/2006	2,384	2,384		(5)

Trivergance Capital Partners, LP(9)	Investment partnership	Limited partnership interest (100% interest)		6/5/2008	723	723		(5)

VSC Investors LLC(9)	Investment company	Membership interest (4.63% interest)		1/24/2008	302	302		(5)
					195,023	137,665			12.57%

Business Services
Booz Allen Hamilton, Inc.	Strategy and technology consulting services	Senior secured loan ($748 par due 7/2015)	7.50% (Libor + 4.50%/S)	7/31/2008	733	658	$0.88	(3)
		Senior subordinated loan ($22,400 par due 7/2016)	11.00% Cash, 2.00% PIK	7/31/2008	22,177	19,040	$0.85	(2)(4)

Investor Group Services, LLC(6)	Financial services	Senior secured revolving loan ($750 par due 6/2011)	6.97% (Libor + 5.50%/Q)	6/22/2006	750	750	$1.00
		Limited liability company membership interest (10.00% interest)		6/22/2006	—	500	$5,000.00	(5)

Pillar Holdings LLC and PHL Holding Co.(6)	Mortgage services	Senior secured revolving loan ($375 par due 11/2013)	7.53% (Libor + 5.50%/B)	11/20/2007	375	375	$1.00
		Senior secured revolving loan ($938 par due 11/2013)	7.53% (Libor + 5.50%/B)	11/20/2007	938	938	$1.00
		Senior secured loan ($7,375 par due 5/2014)	14.50%	7/31/2008	7,375	7,375	$1.00
		Senior secured loan ($18,709 par due 11/2013)	7.53% (Libor + 5.50%/B)	11/20/2007	18,709	18,709	$1.00	(2)
		Senior secured loan ($11,678 par due 11/2013)	7.53% (Libor + 5.50%/B)	11/20/2007	11,678	11,678	$1.00	(3)
		Common stock (85 shares)		11/20/2007	3,768	5,267	$61,964.71	(5)

Primis Marketing Group, Inc. and Primis Holdings, LLC(6)	Database marketing services	Senior subordinated note ($10,222 par due 2/2013)	11.00% Cash, 2.50% PIK	8/24/2006	10,222	1,022	$0.10	(4)(14)
		Preferred units (4,000 units)		8/24/2006	3,600	—	$—	(5)
		Common units (4,000,000 units)		8/24/2006	400	—	$—	(5)

Prommis Solutions, LLC, E-Default Services, LLC, Statewide Tax and Title Services, LLC & Statewide Publishing Services, LLC (formerly known as MR Processing Holding Corp.)	Bankruptcy and foreclosure processing services	Senior subordinated note ($26,007 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/2007	26,007	24,713	$0.95	(4)
		Senior subordinated note ($26,109 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/2007	26,109	24,810	$0.95	(2)(4)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets

		Preferred stock (30,000 shares)		4/11/2006	3,000	4,000	$133.33	(5)

R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	250	$1.00	(5)

Summit Business Media, LLC	Business media consulting services	Junior secured loan ($10,000 par due 11/2013)	9.47% (Libor + 7.00%/M)	8/3/2007	10,000	6,000	$0.60	(3)

VSS-Tranzact Holdings, LLC(6)	Management consulting services	Common membership interest (8.51% interest)		10/26/2007	10,000	6,000		(5)
					156,091	132,085			12.06%

Retail
Apogee Retail, LLC	For-profit thrift retailer	Senior secured revolving loan ($390 par due 3/2012)	7.25% (Base Rate + 4.00%/D)	3/27/2007	390	390	$1.00
		Senior secured loan ($10,960 par due 11/2012)	12.00% Cash, 4.00% PIK	5/28/2008	10,960	10,960	$1.00	(4)
		Senior secured loan ($2,307 par due 3/2012)	8.71% (Libor + 5.25%/S)	3/27/2007	2,307	2,053	$0.89
		Senior secured loan ($24,637 par due 3/2012)	8.71% (Libor + 5.25%/S)	3/27/2007	24,637	21,927	$0.89	(2)
		Senior secured loan ($11,790 par due 3/2012)	8.71% (Libor + 5.25%/S)	3/27/2007	11,790	10,493	$0.89	(3)
		Senior secured loan ($4,876 par due 3/2012)	7.64% (Libor + 5.25%/Q)	3/27/2007	4,876	4,340	$0.89

Dufry AG(8)	Retail newstand operator	Common stock (39,056 shares)		3/28/2008	3,000	1,050	$26.88	(5)

Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Senior subordinated note ($6,000 par due 8/2014)	10.00% Cash, 2.00% PIK	8/8/2006	6,000	5,700	$0.95	(4)
		Senior subordinated note ($22,000 par due 8/2014)	10.00% Cash, 2.00% PIK	8/8/2006	22,000	20,900	$0.95	(2)(4)
		Common stock (1,170,182 shares)		8/8/2006	4,500	5,301	$4.53	(5)

Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($4,506 par due 9/2012)	7.00% (Base Rate + 3.75%/D)	9/28/2006	4,506	3,470	$0.77	(3)
		Senior secured loan ($25,192 par due 9/2012)	15.00% (Base Rate + 9.75%/D)	9/28/2006	25,189	18,651	$0.74	(2)
		Senior secured loan ($3,095 par due 9/2012)	15.00% (Base Rate + 9.75%/D)	9/28/2006	3,094	2,291	$0.74
		Senior secured loan ($7,273 par due 9/2012)	15.00% (Base Rate + 9.75%/D)	9/28/2006	7,273	5,385	$0.74	(3)
		Preferred stock (80 shares)		9/28/2006	1,800	—	$—	(5)
		Common stock (800 shares)		9/28/2006	200	—	$—	(5)
					132,522	112,911			10.31%

Environmental Services
AWTP, LLC	Water treatment services	Junior secured loan ($402 par due 12/2012)	8.97% (Libor + 7.50% Cash, 1.00% PIK/Q)	12/23/2005	402	322	$0.80	(4)
		Junior secured loan ($3,018 par due 12/2012)	8.97% (Libor + 7.50% Cash, 1.00% PIK/Q)	12/23/2005	3,018	2,414	$0.80	(3)(4)
		Junior secured loan ($805 par due 12/2012)	11.48% (Libor + 7.50% Cash, 1.00% PIK/A)	12/23/2005	805	644	$0.80	(4)
		Junior secured loan ($6,036 par due 12/2012)	11.48% (Libor + 7.50% Cash, 1.00% PIK/A)	12/23/2005	6,036	4,829	$0.80	(3)(4)
		Junior secured loan ($402 par due 12/2012)	9.35% (Libor + 7.50% Cash, 1.00% PIK/A)	12/23/2005	402	322	$0.80	(4)
		Junior secured loan ($3,018 par due 12/2012)	9.35% (Libor + 7.50% Cash, 1.00% PIK/A)	12/23/2005	3,018	2,414	$0.80	(3)(4)

Mactec, Inc.	Engineering and environmental services	Class B-4 stock (16 shares)		11/3/2004	—	—	$27.00	(5)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Class C stock (5,556 shares)		11/3/2004	—	150	$27.00	(5)

Sigma International Group, Inc.	Water treatment parts manufacturer	Junior secured loan ($1,833 par due 10/2013)	9.55% (Libor + 7.50%/Q)	10/11/2007	1,833	1,558	$0.85	(2)
		Junior secured loan ($4,000 par due 10/2013)	9.55% (Libor + 7.50%/Q)	10/11/2007	4,000	3,400	$0.85	(3)
		Junior secured loan ($2,750 par due 10/2013)	7.97% (Libor + 7.50/M)	11/1/2007	2,750	2,338	$0.85	(2)
		Junior secured loan ($6,000 par due 10/2013)	7.97% (Libor + 7.50/M)	11/1/2007	6,000	5,100	$0.85	(3)
		Junior secured loan ($917 par due 10/2013)	9.40% (Libor + 7.50%/M)	11/6/2007	917	779	$0.85	(2)
		Junior secured loan ($2,000 par due 10/2013)	9.40% (Libor + 7.50%/M)	11/6/2007	2,000	1,700	$0.85	(3)

Waste Pro USA, Inc.	Waste management services	Senior subordinated loan ($25,000 par due 11/2013)	11.50%	11/9/2006	25,000	25,000	$1.00	(2)
		Preferred stock (15,000 shares)	10.00% PIK	11/9/2006	15,000	15,000	$1,000.00	(4)
		Warrants to purchase 682,671 shares		11/9/2006	—	6,827	$10.00	(5)

Wastequip, Inc.(6)	Waste management equipment manufacturer	Senior subordinated loan ($12,990 par due 2/2015)	10.00% Cash, 2.00% PIK	2/5/2007	12,990	7,715	$0.59	(4)
		Common stock (13,889 shares)		2/2/2007	1,389	131	$9.43	(5)
					85,560	80,643			7.37%

Printing, Publishing and Media
Canon Communications LLC	Print publications services	Junior secured loan ($11,784 par due 11/2011)	13.00% (Base Rate + 9.75%/D)	5/25/2005	11,784	11,313	$0.96	(2)(15)
		Junior secured loan ($12,009 par due 11/2011)	13.00% (Base Rate + 9.75%/D)	5/25/2005	12,009	11,529	$0.96	(3)(15)

Courtside Acquisition Corp.	Community newspaper publisher	Senior subordinated loan ($34,295 par due 6/2014)	17.00% PIK	6/29/2007	34,295	3,430	$0.10	(4)(14)

LVCG Holdings LLC(7)	Commercial printer	Membership interests (56.53% interest)		10/12/2007	6,600	8,500		(5)

National Print Group, Inc.	Printing management services	Senior secured revolving loan ($2,736 par due 3/2012)	8.25% (Base Rate + 5.00%/D)	3/2/2006	2,736	2,462	$0.90	(15)
		Senior secured loan ($8,623 par due 3/2012)	7.50% (Base Rate + 4.25%/D)	3/2/2006	8,623	7,761	$0.90	(3)(15)
		Preferred stock (9,344 shares)		3/2/2006	2,000	—	$—	(5)

The Teaching Company, LLC and The Teaching Company Holdings, Inc.(11)	Education media provider	Senior secured loan ($18,000 par due 9/2012)	11.70%	9/29/2006	18,000	17,100	$0.95	(2)
		Senior secured loan ($10,000 par due 9/2012)	11.70%	9/29/2006	10,000	9,500	$0.95	(3)
		Preferred stock (29,969 shares)		9/29/2006	2,997	3,996	$133.34	(5)
		Common stock (15,393 shares)		9/29/2006	3	4	$0.26	(5)
					109,047	75,595			6.90%

Manufacturing
Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan ($5,616 par due 4/2010)	6.46% (Libor + 5.00%/Q)	3/28/2005	5,647	5,372	$0.96	(3)(15)

Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($9,018 par due 5/2011)	8.25% (Libor + 4.25%/A)	5/16/2006	9,018	8,567	$0.95	(3)(15)
		Senior secured loan ($626 par due 5/2011)	6.75% (Base Rate + 3.50%/D)	5/16/2006	626	595	$0.95	(3)(15)
		Senior secured loan ($536 par due 5/2011)	8.25% (Libor + 4.25%/A)	5/16/2006	536	509	$0.95	(3)(15)
		Senior secured loan ($1,523 par due 5/2011)	10.00% (Libor + 6.00%/A)	5/16/2006	1,523	1,447	$0.95	(3)(15)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior secured loan ($81 par due 5/2011)	10.00% (Libor + 6.00%/A)	5/16/2006	81	77	$0.95	(3)(15)
		Senior secured loan ($4,537 par due 5/2011)	10.00% Cash, 3.00% PIK	5/16/2006	4,546	4,319	$0.95	(2)(4)
		Senior secured loan ($241 par due 5/2011)	10.00% Cash, 3.00% PIK	5/16/2006	241	229	$0.95	(2)(4)

Qualitor, Inc.	Automotive aftermarket components supplier	Senior secured loan ($1,756 par due 12/2011)	5.46% (Libor + 4.00%/Q)	12/29/2004	1,752	1,664	$0.95	(3)
		Senior secured loan ($5 par due 12/2011)			5	5	1.00	(3)
		Junior secured loan ($5,000 par due 6/2012)	8.46% (Libor + 7.00%/Q)	12/29/2004	5,000	4,750	$0.95	(3)

Reflexite Corporation (7)	Developer and manufacturer of high-visibility reflective products	Senior subordinated loan ($10,253 par due 2/2015)	11.00% Cash, 3.00% PIK	2/28/2008	10,253	10,253	$1.00	(4)
		Common stock (1,821,860 shares)		3/28/2006	27,435	35,500	$19.49	(5)

Saw Mill PCG Partners LLC	Precision components manufacturer	Common units (1,000 units)		2/2/2007	1,000	0	$—	(5)

UL Holding Co., LLC	Petroleum product manufacturer	Common units (50,000 units)		4/25/2008	500	750	$15.00	(5)
		Common units (50,000 units)		4/25/2008	—	—	$—	(5)

Universal Trailer Corporation(6)	Livestock and specialty trailer manufacturer	Common stock (74,920 shares)		10/8/2004	7,930	—	$—	(5)
					76,093	74,037			6.76%

Aerospace & Defense
AP Global Holdings, Inc.	Safety and security equipment manufacturer	Senior secured loan ($7,898 par due 10/2013)	4.97% (Libor + 4.50%/M)	11/8/2007	7,799	7,121	$0.90	(3)

ILC Industries, Inc.	Industrial products provider	Junior secured loan ($12,000 par due 8/2012)	11.50%	6/27/2006	12,000	12,000	$1.00	(3)

Thermal Solutions LLC and TSI Group, Inc.	Thermal management and electronics packaging manufacturer	Senior secured loan ($871 par due 3/2011)	3.92% (Libor + 3.50%/M)	3/28/2005	871	836	$0.96	(3)
		Senior secured loan ($2,765 par due 3/2012)	4.42% (Libor + 4.00%/M)	3/28/2005	2,765	2,461	$0.89	(3)
		Senior subordinated notes ($2,117 par due 9/2012)	11.50% Cash, 2.75% PIK	3/28/2005	2,117	2,043	$0.97	(4)
		Senior subordinated notes ($3,342 par due 9/2012)	11.50% Cash, 2.75% PIK	3/28/2005	3,342	3,225	$0.96	(2)(4)
		Senior subordinated notes ($2,679 par due 3/2013)	11.50% Cash, 2.50% PIK	3/21/2006	2,679	2,599	$0.97	(2)(4)
		Preferred stock (71,552 shares)		3/28/2005	716	716	$10.00	(5)
		Common stock (1,460,246 shares)		3/28/2005	15	15	$0.01	(5)

Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Junior secured loan ($16,000 par due 7/2014)	8.96% (Libor + 7.50%/Q)	1/17/2008	16,000	15,200	$0.95
		Junior secured loan ($12,000 par due 7/2014)	8.96% (Libor + 7.50%/Q)	1/17/2008	12,000	11,400	$0.95	(3)
		Common stock (246,279 shares)		1/17/2008	2,100	1,680	$6.82	(5)
					62,404	59,296			5.42%

Consumer Products—Non-Durable
Innovative Brands, LLC	Consumer products and personal care manufacturer	Senior secured loan ($9,901 par due 9/2011)	14.50%	10/12/2006	9,901	9,901	$1.00
		Senior secured loan ($9,139 par due 9/2011)	14.50%	10/12/2006	9,139	9,139	$1.00	(3)

Making Memories Wholesale, Inc.(6)	Scrapbooking branded products manufacturer	Senior secured loan ($21,509 par due 3/2011)	10.00% (Base Rate + 5.00%/D)	5/5/2005	11,953	12,087	$0.56	(14)
		Senior subordinated loan ($10,465 par due 5/2012)	12.00% Cash, 4.00% PIK	5/5/2005	10,465	—	$—	(4)(14)
		Preferred stock (4,259 shares)		5/5/2005	3,759	—	$—	(5)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Shoes for Crews, LLC	Safety footwear and slip-related mat manufacturer	Senior secured revolving loan ($1,000 par due 7/2010)	5.25% (Base Rate + 2.00%/D)	10/8/2004	1,000	1,000	$1.00
		Senior secured loan ($572 par due 7/2010)	5.31% (Libor + 3.50%/S)	10/8/2004	572	572	$1.00	(3)
		Senior secured loan ($88 par due 7/2010)	4.96% (Libor + 3.50%/Q)	10/8/2004	88	88	$1.00	(3)

The Thymes, LLC(7)	Cosmetic products manufacturer	Preferred stock (6,283 shares)	8.00% PIK	6/21/2007	6,283	5,026	$799.94	(4)
		Common stock (5,400 shares)		6/21/2007	—	—	$—	(5)

Wear Me Apparel, LLC(6)	Clothing manufacturer	Senior subordinated notes ($23,985 par due 4/2013)	17.50% PIK	4/2/2007	24,035	12,055	$0.50	(4)(14)
		Common stock (10,000 shares)		4/2/2007	10,000	—	$—	(5)
					87,195	49,868			4.55%

Telecommunications
American Broadband Communications, LLC and American Broadband Holding Company	Broadband communication services	Senior subordinated loan ($32,048 par due 11/2014)	10.00% Cash, 6.00% PIK	2/8/2008	32,048	32,048	$1.00	(4)
		Senior subordinated loan ($8,087 par due 11/2014)	10.00% Cash, 6.00% PIK	11/7/2007	8,087	8,087	$1.00	(4)
		Warrants to purchase 170 shares		11/7/2007	—	—	$—	(5)
					40,135	40,135			3.67%

Cargo Transport
The Kenan Advantage Group, Inc.	Fuel transportation provider	Senior subordinated notes ($25,266 par due 12/2013)	9.50% Cash, 3.50% PIK	12/15/2005	25,260	24,000	$0.95	(2)(4)
		Senior secured loan ($2,426 par due 12/2011)	4.46% (Libor + 3.00%/Q)	12/15/2005	2,425	2,183	$0.90	(3)
		Preferred stock (10,984 shares)	8.00% PIK	12/15/2005	1,371	1,732	$157.68	(4)(5)
		Common stock (30,575 shares)		12/15/2005	31	41	$1.34	(5)
					29,087	27,956			2.55%

Containers-Packaging
Industrial Container Services, LLC(6)	Industrial container manufacturer, reconditioner and servicer	Senior secured revolving loan ($1,198 par due 9/2011)	5.75% (Base Rate + 2.50%/D)	6/21/2006	1,198	1,198	$1.00
		Senior secured revolving loan ($1,239 par due 9/2011)	4.47% (Libor + 4.00%/M)	6/21/2006	1,239	1,239	$1.00
		Senior secured loan ($42 par due 9/2011)	4.47% (Libor + 4.00%/B)	9/30/2005	42	42	$1.00	(2)
		Senior secured loan ($516 par due 9/2011)	4.46% (Libor + 4.00%/M)	6/21/2006	516	516	$1.00	(2)
		Senior secured loan ($7,902 par due 9/2011)	4.46% (Libor + 4.00%/M)	6/21/2006	7,902	7,902	$1.00	(3)
		Senior secured loan ($85 par due 9/2011)	5.20% (Libor + 4.00%/M)	6/21/2006	85	85	$1.00	(2)
		Senior secured loan ($1,309 par due 9/2011)	5.20% (Libor + 4.00%/M)	6/21/2006	1,309	1,309	$1.00	(3)
		Senior secured loan ($263 par due 9/2011)	5.20% (Libor + 4.00%/M)	6/21/2006	263	263	$1.00	(2)
		Senior secured loan ($4,028 par due 9/2011)	5.20% (Libor + 4.00%/M)	6/21/2006	4,028	4,028	$1.00	(3)
		Senior secured loan ($105 par due 9/2011)	5.88% (Libor + 4.00%/M)	6/21/2006	105	105	$1.00	(2)
		Senior secured loan ($1,611 par due 9/2011)	5.88% (Libor + 4.00%/M)	6/21/2006	1,611	1,611	$1.00	(3)
		Common stock (1,800,000 shares)		9/29/2005	1,800	9,100	$5.06	(5)
					20,098	27,398			2.50%

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets

Computers and Electronics
RedPrairie Corporation	Software manufacturer	Junior secured loan ($3,300 par due 1/2013)	9.21% (Libor + 6.50%/Q)	7/13/2006	3,300	2,970	$0.90	(2)
		Junior secured loan ($12,000 par due 1/2013)	9.21% (Libor + 6.50%/Q)	7/13/2006	12,000	10,800	$0.90	(3)

X-rite, Incorporated	Color management solutions provider	Junior secured loan ($3,098 par due 7/2013)	13.63% (Libor + 10.38%/D)	7/6/2006	3,098	3,098	$1.00	(15)
		Junior secured loan ($7,744 par due 7/2013)	13.63% (Libor + 10.38%/D)	7/6/2006	7,744	7,744	$1.00	(3)(15)
					26,142	24,612			2.25%

Health Clubs
Athletic Club Holdings, Inc.(13)	Premier health club operator	Senior secured loan ($1,000 par due 10/2013)	4.97% (Libor + 4.5%/M)	10/11/2007	1,000	880	$0.88
		Senior secured loan ($1,750 par due 10/2013)	8.88% (Libor + 4.5%/S)	10/11/2007	1,750	1,540	$0.88
		Senior secured loan ($12,486 par due 10/2013)	5.01% (Libor + 4.5%/M)	10/11/2007	12,486	10,988	$0.88	(2)
		Senior secured loan ($11,487 par due 10/2013)	5.01% (Libor + 4.5%/M)	10/11/2007	11,487	10,109	$0.88	(3)
		Senior secured loan ($14 par due 10/2013)	6.75% (Base Rate + 3.50/D)	10/11/2007	14	12	$0.86	(2)
		Senior secured loan ($13 par due 10/2013)	6.75% (Base Rate + 3.50/D)	10/11/2007	13	11	$0.85	(3)
					26,750	23,540			2.07

Grocery
Planet Organic Health Corp.(8)	Organic grocery store operator	Junior secured loan ($860 par due 7/2014)	6.01% (Libor + 5.50%/M)	7/3/2007	860	817	$0.95
		Junior secured loan ($10,250 par due 7/2014)	6.01% (Libor + 5.50%/M)	7/3/2007	10,250	9,738	$0.95	(3)
		Senior subordinated loan ($10,900 par due 7/2012)	11.00% Cash, 2.00% PIK	7/3/2007	10,900	9,845	$0.90	(2)(4)
					22,010	20,400			1.86%

Consumer Products—Durable
Direct Buy Holdings, Inc. and Direct Buy Investors, LP(6)	Membership-based buying club franchisor and operator	Senior secured loan ($2,281 par due 11/2012)	4.97% (Libor + 4.50%/B)	12/14/2007	2,189	1,861	$0.82
		Partnership interests (19.31% interest)		11/30/2007	10,000	6,500		(5)
					12,189	8,361			0.76%

Housing—Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,956 par due 3/2011)	13.00% Cash, 6.00% PIK	10/8/2004	8,966	2,251	$0.25	(2)(4)(14)
		Common stock (2,743 shares)		10/8/2004	753	—	$—	(5)
		Warrants to purchase 4,464 shares		10/8/2004	653	—	$—	(5)
					10,372	2,251			0.00%

Total					$2,267,593	$1,972,977

(1)

Other than our investments in R3 Education, Inc., HCP Acquisition Holdings, LLC, Ivy Hill Middle Market Credit Fund, Ltd., LVCG Holdings LLC, Reflexite Corporation and The Thymes, LLC, we do not “Control” any of our portfolio companies, as defined in the Investment Company Act. In general, under the Investment Company Act, we would “Control” a portfolio company if we owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. All of our portfolio company investments are subject to legal restrictions on sales which as of December 31, 2008 represented 180% of the Company’s net assets.

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

(11)

In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.50% on $22.2 million aggregate principal amount of the portfolio company’s senior term debt previously syndicated by us.

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

(14)	Loan was on non-accrual status as of December 31, 2008.

(15)	Loan includes interest rate floor feature.

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2009 (unaudited)

(dollar amounts in thousands, except per share data)

	Common Stock		Capital in Excess of	Accumulated Undistributed Net Investment	Accumulated Undistributed Net Realized Gain (Loss) on Investments, Foreign Currency Transactions and Extinguishment	Net Unrealized Loss on Investments and Foreign Currency	Total Stockholders’
	Shares	Amount	Par Value	Income (Loss)	of Debt	Transactions	Equity
Balance at December 31, 2008	97,152,820	$97	$1,395,958	$(7,637)	(124)	$(293,415)	$1,094,879
Net increase in stockholders’ equity resulting from operations	—	—	—	30,200	24,708	(19,874)	35,034
Dividend declared ($0.42 per share)	—	—	—	(16,220)	(24,584)	—	(40,804)
Purchase of shares in connection with dividend reinvestment plan	—	—	—	(1,038)	—	—	(1,038)

Balance at March 31, 2009	97,152,820	$97	$1,395,958	$5,305	$—	$(313,289)	$1,088,071

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollar amounts in thousands)

	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$35,034	$9,166
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Realized gain on extinguishment of debt	(26,543)
Net realized losses from investments	1,787	(199)
Net unrealized losses from investments and foreign currency transactions	19,874	17,006
Net accretion of discount on securities	(93)	(409)
Increase in accrued payment-in-kind dividends and interest	(10,722)	(5,426)
Amortization of debt issuance costs	1,004	216
Depreciation	174	102
Proceeds from sale and redemption of investments	77,091	155,520
Purchase of investments	(84,770)	(325,630)
Changes in operating assets and liabilities:
Interest receivable	272	(3,517)
Other assets	—	(122)
Management and incentive fees payable	7,314	389
Accounts payable and accrued expenses	904	539
Interest and facility fees payable	(1,838)	(617)
Net cash provided by (used in) operating activities	19,488	(152,982)
FINANCING ACTIVITIES:
Borrowings on debt	100,000	275,000
Repayments on credit facility payable	(79,247)	(90,500)
Dividends paid in cash	(81,608)	(27,606)
Net cash (used in) provided by financing activities	(60,855)	156,894
CHANGE IN CASH AND CASH EQUIVALENTS	(41,367)	3,912
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	89,383	21,142
CASH AND CASH EQUIVALENTS, END OF PERIOD	$48,016	$25,054
Supplemental Information:
Interest paid during the period	$7,204	$10,273
Taxes paid during the period	$581	$787
Dividends declared during the period	$40,804	$30,528

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2009 (unaudited)

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

The Company has elected to be treated as a regulated investment company, or a “RIC”, under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) and operates in a manner so as to qualify for the tax treatment applicable to RICs. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first and second lien senior loans and mezzanine debt, which in some cases includes an equity component like warrants, and, to a lesser extent, in equity investments in private middle market companies.

We are externally managed by Ares Capital Management LLC (the “investment adviser”), an affiliate of Ares Management LLC (“Ares Management”), an independent international investment management firm. Ares Operations LLC (“Ares Administration” or the “administrator”), an affiliate of Ares Management, provides the administrative services necessary for us to operate.

Interim financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2009.

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

As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (an estimate of the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison of the portfolio company’s securities to publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation.

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

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which expands the application of fair value accounting for investments (see Note 8 to the consolidated financial statements).

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2009, eight loans or 5.7% of total investments at amortized cost (or 2.0% at fair value), were on non-accrual status. As of December 31, 2008, six loans or 4.4% of total investments at amortized cost (or 1.6% at fair value), were placed on non-accrual status.

Payment-in-Kind Interest

The Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. For the three months ended March 31, 2009 and 2008, $10,722 and $5,426, respectively, in PIK income were recorded.

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

Foreign Currency Translation

The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

(1)         Market value of investment securities, other assets and liabilities — at the exchange rates prevailing at the end of the period.

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

Offering Expenses

The Company’s offering costs are charged against the proceeds from equity offerings when received. There were no equity offerings during the three months ended March 31, 2009 and 2008.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2009 and 2008, a net benefit of $30 and $434, respectively, was recorded for U.S. federal excise tax.

Certain of our wholly owned subsidiaries are subject to U.S. Federal and state income taxes. For the three months ended March 31, 2009, we recorded a tax expense of approximately $61 for these subsidiaries. For the three months ended March 31, 2008, we recorded a tax benefit of $112 for these subsidiaries.

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

New Accounting Pronouncements

On October 10, 2008, FASB Staff Position No. 157-3 — Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, or FSP 157-3, was issued. FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. FSP 157-3 does not change the fair value measurement principles set forth in SFAS 157 (see Note 8 for a description of SFAS 157). Since adopting SFAS 157 in January 2008, our process for determining the fair value of our investments has been, and continues to be, consistent with the guidance provided in the example in FSP 157-3. As a result, the adoption of FSP 157-3 did not affect our process for determining the fair value of our investments and did not have a material effect on our financial position or results of operations.  See Note 8 for more information.

In April 2009, the Financial Accounting Standards Board issued Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or “FSP 157-4.”   FSP 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability, and identifying transactions that are not orderly. In those circumstances, further analysis and significant adjustment to the transaction or quoted prices may be necessary to estimate fair value.  FSP 157-4 reaffirms fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.   FSP 157-4 has been adopted by the Company and will be effective for reporting periods ending after June 15, 2009.  The Company’s adoption of FSP 157-4 did not have a significant impact on the Company’s financial statements.  See Note 8 for more information.

3.                               AGREEMENTS

Investment Advisory and Management Agreement

The Company is party to an investment advisory and management agreement (the “investment advisory  and management agreement”) with Ares Capital Management. Subject to the overall supervision of our board of directors, Ares Capital Management provides investment advisory services to the Company. For providing these services, Ares Capital Management receives a fee from us, consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.5% based on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears.

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

The second part of the incentive fee, the “Capital Gains Fee”, is determined and payable in arrears as of the end of each calendar year (or, upon termination of the investment advisory and management agreement, as of the termination date), and is calculated at the end of each applicable year by subtracting (a) the sum of our cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (b) our cumulative aggregate realized capital gains, in each case calculated from October 8, 2004. If such amount is positive at the end of such year, then the Capital Gains Fee for such year is equal to 20.0% of such amount, less the aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee for such year.

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

For the three months ended March 31, 2009, we incurred $7,498 in base management fees and $7,550 in incentive management fees related to pre-incentive fee net investment income. For the three months ended March 31, 2009, we accrued no incentive management fees related to realized capital gains.  As of March 31, 2009, $40,303 was unpaid and included in management and incentive fees payable in the accompanying consolidated balance sheet. Included in this $40,303 was $32,805 in incentive management fees related to the twelve months ended March 31, 2009 that have been deferred pursuant to the investment advisory and management agreement.

For the three months ended March 31, 2008, we incurred $7,087 in base management fees and $6,493 in incentive management fees related to pre-incentive fee net investment income. For the three months ended March 31, 2008, we accrued no incentive management fees related to realized capital gains.

Administration Agreement

We are also party to a separate administration agreement, the “administration agreement,” with our administrator, Ares Administration. Our board of directors approved the continuation of our administration agreement on May 29, 2008, which extended the term of the agreement until June 1, 2009. Pursuant to the administration agreement, Ares Administration furnishes us with office equipment and clerical, bookkeeping and record keeping services. Under the administration agreement, Ares Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Administration assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the administration agreement, Ares Administration also provides, on our behalf, managerial assistance to those portfolio companies to which we are required to provide such assistance. Payments under the administration agreement are equal to an amount based upon our allocable portion of Ares Administration’s overhead in performing its obligations under the administration agreement, including our allocable portion of the cost of our officers (including our chief compliance officer, chief financial officer, secretary and treasurer) and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60-days’ written notice to the other party.

For the three months ended March 31, 2009 and 2008, we incurred $1,004 and $535 in administrative fees, respectively. As of March 31, 2009, $1,004 was unpaid and included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

4.                               EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity per share resulting from the three months ended March 31, 2009 and 2008:

	Three months ended March 31, 2009	Three months ended March 31, 2008
Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	$35,034	$9,166
Denominator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	97,152,820	74,069,161
Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$0.36	$0.12

In accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS 128”), the weighted average shares of common stock outstanding used in computing basic and diluted net increase in stockholders’ equity resulting from operations per share for the three months ended March 31, 2008 has been adjusted retroactively by a factor of 1.02% to recognize the bonus element associated with rights to acquire shares of common stock that we issued to stockholders of record as of March 24, 2008 in connection with a transferable rights offering.

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

For the three months ended March 31, 2009, the Company funded $52.3 million aggregate principal amount of senior term debt, $31.6 million aggregate principal amount of senior subordinated debt and $0.8 million of investments in equity securities.

In addition, for the three months ended March 31, 2009, $27.7 million aggregate principal amount of senior term debt was redeemed. Additionally, $17.0 million aggregate principal amount of senior term debt and $34.5 million of senior subordinated debt were sold.

As of March 31, 2009, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$48,016	$48,016
Senior term debt	1,161,084	1,049,115
Senior subordinated debt	756,363	634,982
Equity securities	310,512	234,607
Collateralized loan obligations	56,000	50,400
Total	$2,331,975	$2,017,120

As of December 31, 2008, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$89,383	$89,383
Senior term debt	1,165,460	1,055,089
Senior subordinated debt	737,072	619,491
Equity securities	309,061	247,997
Collateralized loan obligations	56,000	50,400
Total	$2,356,976	$2,062,360

The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt using the effective interest method.

The industrial and geographic compositions of our portfolio at fair value at March 31, 2009 and December 31, 2008 were as follows:

Industry	March 31, 2009	December 31, 2008

Health Care	19.8%	20.2%
Education	11.6	11.1
Restaurants	8.1	8.1
Beverage/Food/Tobacco	8.1	7.8
Other Services	7.1	7.4
Financial	7.0	7.0
Business Services	6.7	6.7
Retail	5.6	5.7
Manufacturing	4.4	3.8
Environmental Services	3.9	4.1
Printing/Publishing/Media	3.5	3.8
Aerospace and Defense	3.0	3.0
Consumer Products	2.8	3.0
Telecommunications	2.1	2.0
Cargo Transport	1.4	1.4
Containers/Packaging	1.3	1.4
Computers/Electronics	1.2	1.2
Health Clubs	1.2	1.2
Grocery	1.1	1.0
Homebuilding	0.1	0.1
Total	100.0%	100.0%

Geographic Region	March 31, 2009	December 31, 2008

Mid-Atlantic	22.0%	21.0%
Southeast	20.8	22.2
Midwest	20.7	20.6
West	17.9	18.3
International	14.8	14.1
Northeast	3.8	3.8
Total	100.0%	100.0%

6.                                      COMMITMENTS AND CONTINGENCIES

As of March 31, 2009 and December 31, 2008, the Company had the following commitments to fund various revolving senior secured and subordinated loans:

	March 31, 2009	December 31, 2008
Total revolving commitments	$366,400	$419,000
Less: funded commitments	(150,900)	(139,600)
Total unfunded commitments	215,500	279,400
Less: commitments substantially at discretion of the Company	(11,500)	(32,400)
Less: unavailable commitments due to borrowing base or other covenant restriction	(64,700)	(64,500)
Total net adjusted unfunded revolving commitments	$139,300	$182,500

Of the total commitments as of March 31, 2009, $210,500 extend beyond the maturity date for our Revolving Credit Facility (as defined in Note 7). Additionally, $139,000 of the total commitments, or $51,200 of the net adjusted unfunded commitments, are scheduled to expire in 2009. Included within the total commitments as of March 31, 2009 are commitments to issue up to $15,600 in standby letters of credit through a financial intermediary on behalf of certain portfolio companies.

Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of March 31, 2009, the Company had $12,300 in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability.  Of these letters of credit, $8,100 expire on September 30, 2009, $300 expire on January 31, 2010, $3,700 expire on February 28, 2010  and $200 expire on August 31, 2010.  These letters of credit may be extended under substantially similar terms for additional one-year terms at the Company’s option until the Revolving Credit Facility, under which the letters of credit were issued, matures on December 28, 2010.

As of March 31, 2009 and December 31, 2008, the Company was subject to subscription agreements to fund equity investments in private equity investment partnerships, substantially all at the discretion of the Company, as follows:

	March 31, 2009	December 31, 2008
Total private equity commitments	$428,300	$428,300
Total unfunded private equity commitments	$422,500	$423,600

7.                               BORROWINGS

In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of March 31, 2009, our asset coverage for borrowed amounts was 221%.

Our debt obligations consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Revolving Credit Facility	$495,109	$480,486
CP Funding Facility	128,300	114,300
Debt Securitization	279,210	314,000
Total	$902,619	$908,786

The weighted average interest rate of all our debt obligations as of March 31, 2009 and December 31, 2008 was 1.97% and 3.03%, respectively.

CP Funding Facility

In October 2004, we formed Ares Capital CP Funding LLC (“Ares Capital CP”), a wholly owned subsidiary of the Company, through which we established a revolving facility, referred to as the “CP Funding Facility,” that, as amended, allows Ares Capital CP to issue up to $350.0 million (see Note 15) of variable funding certificates (“VFC”). As of March 31, 2009, there was $128,300 outstanding under the CP Funding Facility and the Company continues to be in compliance with all of the limitations and requirements of the CP Funding Facility. As of December 31, 2008, there was $114,300 outstanding under the CP Funding Facility.

The CP Funding Facility was scheduled to expire on July 21, 2009 (see Note 15). The CP Funding Facility is secured by all of the assets held by Ares Capital CP, which as of March 31, 2009 consisted of 44 investments.

The interest charged on the VFC is based on the commercial paper rate, eurodollar or adjusted eurodollar rate plus 2.50% (see Note 15).  The interest charged on the VFC is payable quarterly. As of March 31, 2009 and December 31, 2008, the commercial paper rate was 0.6131% and 2.3271%, respectively. For the three months ended March 31, 2009 and 2008, the average interest rates (i.e. commercial paper rate plus the spread) were 3.59% and 4.90%, respectively. For the three months ended March 31, 2009 and 2008, the average outstanding balances were $92,822 and $85,000, respectively.

For the three months ended March 31, 2009 and 2008, the interest expense incurred on the CP Funding Facility was $832 and $1,054, respectively. Cash paid for interest expense during the three months ended March 31, 2009 and 2008 was $1,869 and $1,338, respectively.

The Company is also required to pay a commitment fee for any unused portion of the CP Funding Facility (see Note 15). The commitment fee is equal to 0.5% per annum for any unused portion of the CP Funding Facility.  Prior to July 22, 2008, the commitment fee was 0.125% per annum calculated based on an amount equal to $200,000 less the borrowings outstanding under the CP Funding Facility. For the three months ended March 31, 2009 and 2008, the commitment fees incurred on the CP Funding Facility were $321 and $36, respectively.

Revolving Credit Facility

In December 2005, we entered into a senior secured revolving credit facility referred to as “Revolving Credit Facility”, under which, as amended, the lenders have agreed to extend credit to the Company in an aggregate principal amount not exceeding $525,000 at any one time outstanding. The Revolving Credit Facility expires on December 28, 2010 and with certain exceptions is secured by substantially all of the assets in our portfolio (other than investments held by Ares Capital CP under the CP Funding Facility and those held as a part of the Debt Securitization, discussed below) which as of March 31, 2009 consisted of 180 investments.

The Revolving Credit Facility also includes an “accordion” feature that allows us to increase the size of the Revolving Credit Facility to a maximum of $765,000 under certain circumstances. The Revolving Credit Facility also includes usual and customary events of default for senior secured revolving credit facilities of this nature. As of March 31, 2009, there was $495,109 outstanding under the Revolving Credit Facility and the Company continues to be in compliance with all of the limitations and requirements of the Revolving Credit Facility. As of December 31, 2008, there was $480,486 outstanding under the Revolving Credit Facility.

The interest charged under the Revolving Credit Facility is generally based on LIBOR (one, two, three or six month) plus 1.00%. As of March 31, 2009, the one, two, three and six month LIBOR were 0.50%, 0.94%, 1.19% and 1.74%, respectively. As of December 31, 2008, the one, two, three and six month LIBOR were 0.44%, 1.10%, 1.43% and 1.75%, respectively. For the three months ended March 31, 2009 and 2008, the average interest rate was 2.50% and 5.16%, respectively, the average outstanding balance was $492,495 and $354,385, respectively, the interest expense incurred was $3,073 and $4,560, respectively, and the cash paid for interest expense was $3,903 and $4,755, respectively. The Company is also required to pay a commitment fee of 0.20% for any unused portion of the Revolving Credit Facility. For the three months ended March 31, 2009 and 2008, the commitment fees incurred were $2 and $73, respectively.

The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. As of March 31, 2009 and December 31, 2008, the Company had $16,700 in standby letters of credit issued through the Revolving Credit Facility.

As of March 31, 2009, the Company had a non-U.S. borrowing on the Revolving Credit Facility denominated in Canadian dollars. As of March 31, 2009 and December 31, 2008, unrealized appreciation on this borrowing was $3,741 and $3,365, respectively.

Debt Securitization

In July 7, 2006, through our wholly owned subsidiary, ARCC CLO 2006 LLC (“ARCC CLO”), we completed a $400,000 debt securitization (the “Debt Securitization”) and issued approximately $314,000 principal amount of asset-backed notes (including $50,000 revolving notes, all of which were drawn down as of March 31, 2009) (the “CLO Notes”) to third parties that were secured by a pool of middle market loans that have been purchased or originated by the Company. The CLO Notes are included in the March 31, 2009 consolidated balance sheet. We retained approximately $86,000 of aggregate principal amount of certain BBB and non-rated securities in the Debt Securitization (the “Retained Notes”). During the three months ended March 31, 2009, we repurchased, in several open market transactions, $34,790 of CLO Notes consisting of $14,000 of the Class B and $20,790 of the Class C notes for a total purchase price of $8,247.   As a result of these purchases, we recognized a $26,543 gain on the extinguishment of debt. The CLO Notes mature on December 20, 2019, and, as of March 31, 2009, there is $279,210 outstanding under the Debt Securitization (excluding the Retained Notes). The blended pricing of the CLO Notes, excluding fees, is approximately 3-month LIBOR plus 27 basis points.

The classes, amounts, ratings and interest rates (expressed as a spread to 3-month LIBOR) of the CLO Notes are as follows:

Class	Amount		Rating (S&P/Moody’s)	LIBOR Spread (basis points)
A-1A	$75,000		AAA/Aaa	25
A-1A VFN	50,000	(1)	AAA/Aaa	28
A-1B	14,000		AAA/Aaa	37
A-2A	75,000		AAA/Aaa	22
A-2B	33,000		AAA/Aaa	35
B	9,000		AA/Ba1	43
C	23,210		A/B1	70
Total	$279,210

(1)                                  Revolving class, all of which was drawn as of March 31, 2009.

As of March 31, 2009, there were 69 investments securing the notes. The interest charged under the Debt Securitization is based on 3-month LIBOR, which as of March 31, 2009 was 1.19% and as of December 31, 2008 was 1.43%. For the three months ended March 31, 2009 and 2008, the effective average interest rates were 1.66% and 5.07%, respectively, the average outstanding balance was $300,182 and $314,000, respectively, the interest expense incurred was $1,249 and $3,970, respectively, and the cash paid for interest expense was $1,295 and $4,180, respectively. The Company is also required to pay a commitment fee of 0.175% for any unused portion of the Class A-1A VFN Notes. There were no commitment fees incurred for the three months ended March 31, 2009 and 2008 on these notes.

8.                               FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the company adopted Statement of Financial Accounting Standards No. 159, the Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), which provides companies the option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet.  The Company has not elected the SFAS 159 option to report selected financial assets and liabilities at fair value. As a result, with the exception of the line items entitled “other assets” and “debt,” which are at cost, all assets and liabilities approximate fair value on the balance sheet.  The carrying value of the line items entitled “interest receivable,” “receivable for open trades,” “payable for open trades,” “accounts payable and accrued expenses,” “management and incentive fees payable” and “interest and facility fees payable” approximate fair value due to their short maturity.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which expands the application of fair value accounting. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure of fair value measurements. SFAS 157 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. SFAS 157 requires the Company to assume that the portfolio investment is sold in a principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with SFAS 157, the Company has considered its principal market as the market in which the Company exits its portfolio investments with the greatest volume and level of activity. SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with SFAS 157, these inputs are summarized in the three broad levels listed below:

•               Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•               Level 2 — Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•               Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

The following table presents fair value measurements of cash and cash equivalents and investments as of March 31, 2009:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$48,016	$48,016	$—	$—
Investments	$1,969,104	$—	$23,640	$1,945,464

The following tables present changes in investments that use Level 3 inputs for the three months ended March 31, 2009:

Three months ended March 31, 2009
Balance as of December 31, 2008	$1,862,462
Net unrealized gains (losses)	(20,661)
Net purchases, sales or redemptions	18,163
Net transfers in and/or out of Level 3	85,500
Balance as of March 31, 2009	$1,945,464

As of March 31, 2009, the net unrealized loss on the investments that use Level 3 inputs was $304,033.

Following are the carrying and fair values of our debt instruments as of March 31, 2009 and December 31, 2008. Fair value is estimated by discounting remaining payment using applicable current market rates which take into account changes in the Company’s marketplace credit ratings.

	March 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility	$495,109	$476,000	$480,486	$462,000
CP Funding Facility	128,300	128,000	114,300	113,000
Debt Securitization	279,210	128,000	314,000	148,000
	$902,619	$732,000	$908,786	$723,000

9.                               RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, we bear all costs and expenses of the operation of the Company and reimburse the investment adviser for all such costs and expenses incurred in the operation of the Company. For the three months ended March 31, 2009 and 2008, the investment adviser incurred such expenses totaling $417 and $401, respectively. As of March 31, 2009, $167 was unpaid and included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

We rent office space directly from a third party pursuant to a lease that expires on February 27, 2011. In addition, we have entered into a sublease agreement with Ares Management whereby Ares Management subleases approximately 25% of certain office space, for a fixed rent equal to 25% of the basic annual rent payable by us under this lease, plus certain additional costs and expenses. For the three months ended March 31, 2009 and 2008, such amounts payable to the Company totaled $67 and $69, respectively. As of March 31, 2009, there were no unpaid amounts.

As of March 31, 2009, Ares Investments, an affiliate of Ares Management (the sole member of our investment adviser) owned 2,859,882 shares of the Company’s common stock representing approximately 2.9% of the total shares outstanding as of March 31, 2009.

See Notes 3 and 10 for descriptions of other related party transactions.

10.                        IVY HILL FUNDS

On November 19, 2007, we established a middle market credit fund, Ivy Hill Middle Market Credit Fund, Ltd. (“Ivy Hill I”), which is managed by our wholly owned subsidiary Ivy Hill Asset Management, L.P. (“Ivy Hill Management”). Ivy Hill Management receives a 0.50% management fee on the average total assets of Ivy Hill I as compensation for managing this fund. As of March 31, 2009, the total assets of Ivy Hill I were approximately $367,000.  For the three months ended March 31, 2009 and 2008, the Company earned $488 and $197 in management fees, respectively. Ivy Hill I primarily invests in first and second lien bank debt of middle market companies. Ivy Hill I was initially funded with $404,000 of capital, including a $56,000 investment by the Company consisting of $40,000 of Class B notes and $16,000 of subordinated notes. For the three months ended March 31, 2009, the Company earned $1,652 from its investments in Ivy Hill I.

Ivy Hill I purchased $9,000 of investments from the Company during the three months ended March 31, 2009 and may from time to time buy additional investments from the Company. There was no gain or loss recognized by the Company on these transactions.

On November 5, 2008, the Company established a second middle market credit fund, Ivy Hill Middle Market Credit Fund II, Ltd. (“Ivy Hill II”), which is also managed by Ivy Hill Management. Ivy Hill Management receives a 0.50% management fee on the average total assets of Ivy Hill II as compensation for managing this fund. Ivy Hill II primarily invests in second lien and subordinated bank debt of middle market companies. Ivy Hill II was initially funded with $250,000 of subordinated notes, and may grow over time with leverage. Ivy Hill II purchased $27,500 of investments from the Company during the three months ended March 31, 2009. A loss of $1,388 was recorded on these transactions. As of March 31, 2009, the total assets of Ivy Hill II were approximately $119,000. For the three months ended March 31, 2009, the Company earned $78 in management fees.

Our indirect wholly owned subsidiary, Ivy Hill Management, is party to a separate services agreement, referred to herein as the “services agreement,” with Ares Capital Management. Pursuant to the services agreement, Ares Capital Management provides Ivy Hill Management with office facilities, equipment, clerical, bookkeeping and record keeping services, services of investment professionals and others to perform investment advisory, research and related services, services of, and oversight of, custodians, depositories, accountants, attorneys, underwriters and such other persons in any other capacity deemed to be necessary. Ivy Hill Management will reimburse Ares Capital Management for all of the costs associated with such services, including Ares Capital Management’s allocable portion of overhead and the cost of its officers and respective staff in performing its obligations under the services agreement. The services agreement may be terminated by either party without penalty upon 60-days’ written notice to the other party. For the three months ended March 31, 2009, Ivy Hill Management incurred such expenses payable to the investment adviser of $256. No such expenses were payable for the three months ended March 31, 2008.

11.                        DERIVATIVE INSTRUMENTS

In October 2008, we entered into a two-year interest rate swap agreement for a total notional amount of $75 million. Under the interest rate swap agreement, we will pay a fixed interest rate of 2.985% and receive a floating rate based on the prevailing three-month LIBOR. As of March 31, 2009 and December 31, 2008, the 3-month LIBOR was 1.19% and 1.43%, respectively. For the three months ended March 31, 2009, we recognized $11 in unrealized depreciation related to this swap agreement. As of March 31, 2009 and December 31, 2008, this swap agreement had a fair value of $(2,175) and $(2,164), respectively, which is included in the “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

12.                        STOCKHOLDERS’ EQUITY

There were no sales of equity securities during the three months ended March 31, 2009 and 2008.

13.                        DIVIDENDS

The following table summarizes our dividends declared during the three months ended March 31, 2009 and 2007 (in millions, except per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount
March 2, 2009	March 16, 2009	March 31, 2009	$0.42	$40.8
Total declared for the three months ended March 31, 2009			$0.42	$40.8

February 28, 2008	March 17, 2008	March 31, 2008	$0.42	$30.5
Total declared for the three months ended March 31, 2008			$0.42	$30.5

During the three months ended March 31, 2009, as part of the Company’s dividend reinvestment plan for our common stockholders, we purchased 844,879 shares of our common stock at an average price of $5.02 in the open market in order to satisfy part of the reinvestment portion of our dividends.

14.                               FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended
Per Share Data:	March 31, 2009	March 31, 2008
Net asset value, beginning of period(1)	$11.27	$15.47

Issuance of common stock	—	(0.01)

Net investment income for period(2)	0.31	0.36

Net realized and unrealized (loss) gain for period(2)	0.05	(0.23)

Net increase in stockholders’ equity	0.36	0.13

Distributions from net investment income	(0.30)	(0.40)

Distributions from net realized capital gains on securities	(0.13)	(0.02)

Total distributions to stockholders	(0.43)	(0.42)

Net asset value at end of period(1)	$11.20	$15.17

Per share market value at end of period	$4.84	$12.57
Total return based on market value(3)	(16.75)%	(11.21)%
Total return based on net asset value(4)	3.20%	0.82%
Shares outstanding at end of period	97,152,820	72,924,790
Ratio/Supplemental Data:
Net assets at end of period	$1,088,071	$1,106,111
Ratio of operating expenses to average net assets(5)(6)	9.57%	9.44%
Ratio of net investment income to average net assets(5)(7)	11.16%	9.24%
Portfolio turnover rate(5)	16%	34%

(1) The net assets used equals the total stockholders’ equity on the consolidated balance sheets.

(2) Weighted average basic per share data.

(3) For the three months ended March 31, 2009, the total return based on market value equals the decrease of the ending market value at March 31, 2009 of $4.84 per share over the ending market value at December 31, 2008 of $6.33 per share, plus the declared dividends of $0.42 per share for the three months ended March 31, 2009, divided by the market value at December 31, 2008. For the three months ended March 31, 2008, the total return based on market value equals the decrease of the ending market value at March 31, 2008 of $12.57 per share over the ending market value at December 31, 2007 of $14.63 per share, plus the declared dividends of $0.42 per share for the three months ended March 31, 2008, divided by the market value at December 31, 2007. Total return based on market value is not annualized. The Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4) For the three months ended March 31, 2009, the total return based on net asset value equals the change in net asset value during the period plus the declared dividends of $0.42 per share for the three months ended March 31, 2009, divided by the beginning net asset value during the period. For the three months ended March 31, 2008, the total return based on net asset value equals the change in net asset value during the period plus the declared dividends of $0.42 per share for the three months ended March 31, 2008, divided by the beginning net asset value during the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan and the issuance of common stock in connection with any equity offerings. Total return based on net asset value is not annualized. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5) The ratios reflect an annualized amount.

(6) For the three months ended March 31, 2009, the ratio of operating expenses to average net assets consisted of 2.78% of base management fees, 2.81% of incentive management fees, 2.44% of the cost of borrowing and other operating expenses of 1.54%. For the three months ended March 31, 2008, the ratio of operating expenses to average net assets consisted of 2.52% of base management fees, 2.31% of incentive management fees, 3.53% of the cost of borrowing and other operating expenses of 1.08%. These ratios reflect annualized amounts.

(7) The ratio of net investment income to average net assets excludes income taxes related to realized gains.

15.                        SUBSEQUENT EVENTS

On May 7, 2009, the Company entered into an amendment which, among other things, converted the CP Funding Facility from a revolving facility to an amortizing facility, extended the maturity from July 21, 2009 to May 7, 2012, reduced the availability from $350,000 to $225,000 and decreased the advance rates applicable to certain types of eligible loans.  In addition, the interest rate charged on the CP Funding Facility was increased to the commercial paper, Eurodollar or adjusted Eurodollar rate plus 3.50% and the commitment fee requirement was removed.  The Company also paid a renewal fee of 1.25% of the total facility amount, or $2,813. While documentation is complete on this amendment, the extended maturity on the CP Funding Facility is subject to execution of definitive documentation with respect to the revolving facility described below on or before October 19, 2009.

Also on May 7, 2009, we entered into a commitment with wachovia Bank N.A. (“wachovia”) to establish a new revolving facility (the “Revolving Facility”) whereby wachovia has agreed to extend credit to the Company in an aggregate principal amount not exceeding $200,000 at any one time outstanding.  The Revolving Facility will expire three years after the closing thereof (plus two one-year options, subject to mutual consent) and the interest charged on the Revolving Facility will be based on LIBOR plus 4.00%.  It is also anticipated that the Company will be required to pay a commitment fee on any unused portion of the Revolving Facility of between 0.50% and 2.50% depending on the usage level and will pay a structuring fee of 1.5% of the total facility amount, or $3,000. Entry into the Revolving Facility is subject to various conditions, including the negotiation and execution of definitive documentation.  No assurance can be given that both sides will execute definitive documentation, that the definitive documentation will reflect the terms described herein or in the commitment letter, or that the Revolving Facility will be entered into at all.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

The information contained in this section should be read in conjunction with the Selected Financial and Other Data and our financial statements and notes thereto appearing elsewhere in this quarterly report. In addition, some of the statements in this report constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Capital Corporation (the “Company,” “ARCC,” “we,” “us,” or “our”). The forward-looking statements contained in this report involve risks and uncertainties, including statements as to:

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

We are externally managed by Ares Capital Management LLC (the “Investment Adviser” or the “investment adviser”), an affiliate of Ares Management LLC, an independent international investment management firm, pursuant to an investment advisory and management agreement (the “Advisory Agreement”). Ares Operations LLC (“Ares Administration”), an affiliate of Ares Management

LLC, provides the administrative services necessary for us to operate.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

The Company has elected to be treated as a regulated investment company, or a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to our stockholders at least 90% of our investment company taxable income, as defined by the Code, for each year. Pursuant to this election, we generally will not have to pay corporate level taxes on any income that we distribute to our stockholders.

PORTFOLIO AND INVESTMENT ACTIVITY

(in millions, except number of new investment commitments, terms and percentages)

	Three Months Ended
	March 31, 2009	March 31, 2008
New investment commitments (1):
New portfolio companies	$3.1	$164.5
Existing portfolio companies	34.7	139.6
Total new investment commitments	37.8	304.1
Less:
Investment commitments exited	103.9	131.9
Net investment commitments	$(66.1)	$172.2
Principal amount of investments purchased:
Senior term debt	$52.4	$275.5
Senior subordinated debt	31.6	37.0
Equity and other	0.8	14.1
Total	$84.8	$326.6
Principal amount of investments sold or repaid:
Senior term debt	$44.7	$153.9
Senior subordinated debt	34.5	—
Equity and other	—	1.0
Total	$79.2	$154.9
Number of new investment commitments (2)	6	13
Average new investment commitments amount	$6.3	$23.4
Weighted average term for new investment commitments (in months)	59	67
Percentage of new investment commitments at floating rates	15%	20%
Percentage of new investment commitments at fixed rates	84%	76%
Weighted average yield of debt and income producing securities at fair value funded during the period (3)	10.67%	11.88%
Weighted average yield of debt and income producing securities at amortized cost funded during the period (3)	10.95%	11.88%
Weighted average yield of debt and income producing securities at fair value sold or repaid during the period (3)	15.31%	9.61%
Weighted average yield of debt and income producing securities at amortized cost sold or repaid during the period (3)	14.77%	9.67%

(1)          New investment commitments includes new agreements to fund revolving credit facilities or delayed draw loans.

(2)          Number of new investments represents each commitment to a particular portfolio company.

(3)          When we refer to the “weighted average yield at fair value” in this report, we compute it with respect to particular securities by taking the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt included in such securities, and dividing it by (b) total debt and income producing securities at fair value included in such securities. When we refer to the “weighted average yield at amortized cost” in this report, we compute it with respect to particular securities by taking the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt included in such securities, and dividing it by (b) total debt and income producing securities at amortized cost included in such securities.

The investment adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, the investment adviser grades the credit status of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended to reflect the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. Under this system, investments with a grade of 4 involve the least amount of risk in our portfolio. This portfolio company is performing above expectations and the trends and risk factors are generally favorable, including a potential exit. Investments graded 3 involve a level of risk that is similar to the risk at the time of origination. This portfolio company is performing as expected and the risk factors are neutral to favorable. All new investments are initially assessed a grade of 3. Investments graded 2 involve a portfolio company performing below expectations and indicates that the investment’s risk has increased materially since origination. This portfolio company may be out of compliance with debt covenants, however, payments are generally not more than 120 days past due. For investments graded 2, our investment adviser increases procedures to monitor the portfolio company and will write down the fair value of the investment if it is deemed to be impaired. An investment grade of 1 indicates that the portfolio company is performing materially below expectations and that the investment risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Investments graded 1 are not anticipated to be repaid in full. Our investment adviser employs half-point increments to reflect underlying trends in portfolio company operating or financial performance, as well as the general outlook. As of March 31, 2009, the weighted average investment grade of the investments in our portfolio was 2.9 with 5.7% of total investments at amortized cost (or 2.0% at fair value) on non-accrual status. The weighted average investment grade of the investments in our portfolio as of December 31, 2008 was 2.9. The distribution of the grades of our portfolio companies as of March 31, 2009 and December 31, 2008 is as follows (dollar amounts in thousands):

	March 31, 2009		December 31, 2008
	Fair Value	Number of Companies	Fair Value	Number of Companies
Grade 1	$42,895	8	$48,192	8
Grade 2	194,733	10	180,527	9
Grade 3	1,619,448	68	1,632,136	68
Grade 4	112,028	6	112,122	6
	$1,969,104	92	$1,972,977	91

The weighted average yields of the following portions of our portfolio as of March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009		December 31, 2008
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Debt and income producing securities	12.10%	11.18%	12.79%	11.73%
Total portfolio	10.65%	9.18%	11.24%	9.78%
Senior term debt	11.06%	10.13%	12.01%	10.85%
Senior subordinated debt	14.28%	13.23%	14.78%	13.69%
Income producing equity securities	9.42%	10.28%	8.42%	9.30%
First lien senior term debt	9.35%	8.82%	10.80%	9.99%
Second lien senior term debt	13.63%	11.99%	13.75%	12.04%

RESULTS OF OPERATIONS

For the three months ended March 31, 2009 and March 31, 2008

Operating results for the three ended March 31, 2009 and 2008 are as follows (in thousands):

	For the three months ended March 31,
	2009	2008
Total investment income	$56,016	$52,207
Total expenses	25,785	26,556
Net investment income before income taxes	30,231	25,651
Income tax expense (benefit), including excise tax	31	(322)
Net investment income	30,200	25,973
Net realized gains	24,708	199
Net unrealized losses	(19,874)	(17,006)
Net increase in stockholders’ equity resulting from operations	$35,034	$9,166

Net income can vary substantially from period to period for various factors, including the recognition of realized gains and losses and unrealized appreciation and depreciation.  As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

For the three months ended March 31, 2009, total investment income increased $3.8 million, or 7%, over the three months ended March 31, 2008.  For the three months ended March 31, 2009, total investment income consisted of $52.3 million in interest income from investments, $1.2 million in capital structuring service fees, $0.4 million in dividend income, $1.1 million in other income and $0.7 million management fees. Interest income from investments increased $6.5 million, or 14%, to $52.3 million for the three months ended March 31, 2009 from $45.9 million for the comparable period in 2008. The increase in interest income from investments was primarily due to the increase in the size of the portfolio as well as increases in the weighted average yield on the portfolio. The average investments, at fair value, for the quarter increased from $1.8 billion for the three months ended March 31, 2008 to $2.0 billion for the comparable period in 2009. Capital structuring service fees decreased $2.7 million, or 68%, to $1.2 million for the three months ended March 31, 2009 from $3.9 million for the comparable period in 2008. The decrease in capital structuring service fees was primarily due to the decrease in new investment commitments for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Operating Expenses

For the three months ended March 31, 2009, total expenses decreased $0.8 million, or 3%, over the three months ended March 31, 2008. Interest expense and credit facility fees decreased $3.3 million, or 34%, to $6.6 million for the three months ended March 31, 2009 from $9.9 million for the comparable period in 2008, primarily due to the lower average cost of debt. The average cost of debt for the three months ended March 31, 2009 was 2.96% compared to the average cost of debt of 5.10% for the comparable period in 2008 due to the significant decrease in LIBOR over the period. There were $885.4 million in average outstanding borrowings during the three months ended March 31, 2009 compared to average outstanding borrowings of $753.4 million in the comparable period in 2007. The decrease in total expenses was partially offset by the increase in base management fees and incentive fees. Base management fees increased $0.4 million, or 6%, to $7.5 million for the three months ended March 31, 2009 from $7.1 million for the comparable period in 2008, primarily due to the increase in the size of the portfolio. Incentive fees related to pre-incentive fee net investment income increased $1.1 million, or 16%, to $7.6 million for the three months ended March 31, 2009 from $6.5 million for the comparable period in 2008, primarily due to the increase in the size of the portfolio and the related increase in net investment income.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2009 and 2008, the Company recognized $0.1 million and $0.4 million, respectively, of benefits for federal excise tax.

Certain of our wholly owned subsidiaries are subject to U.S. federal and state income taxes. For the three months ended March 31, 2009 and 2008, we recorded tax provisions of approximately $0.1 million for these subsidiaries.

Net Unrealized Gains/Losses

For the three months ended March 31, 2009, the Company had net unrealized losses of $19.9 million, which was comprised of $39.3 million in unrealized depreciation, $18.0 million in unrealized appreciation and $1.4 million relating to the reversal of prior period net unrealized depreciation. The most significant changes in net unrealized appreciation and depreciation during the three months ended March 31, 2009 were as follows (in millions):

Portfolio Company	Unrealized Appreciation (Depreciation)
Apple and Eve, LLC	$5.6
Best Brands Corporation	3.8
Capella Healthcare, Inc	1.7
Prommis Solutions, LLC	1.6
Magnacare, Inc.	1.5
Booze Allen Hamilton, Inc.	1.2
GG Merger Sub I, Inc.	0.9
Lakeland Finance, LLC	0.7
Industrial Container Services, LLC	(0.5)
Universal Lubricants, LLC	(0.7)
DSI Renal, Inc.	(0.7)
LVCG Holdings, LLC	(0.8)
Savers, Inc.	(0.9)
Web Services Company, LLC	(0.9)
VOTC Acquisition Corp.	(1.0)
The Teaching Company, LLC	(1.0)
Summit Business Media, LLC	(1.0)
OTG Management, Inc.	(1.1)
Making Memories Wholesale, Inc.	(1.1)
HB&G Building Products	(1.4)
Wastequip, Inc.	(1.4)
National Print Group, Inc.	(1.6)
Carador PLC	(1.6)
Courtside Acquisition Corp.	(1.7)
Things Remembered, Inc.	(1.8)
Direct Buy Holdings, Inc.	(2.5)
AWTP, LLC	(2.7)
Growing Family, Inc.	(3.4)
Reflexite Corporation	(8.1)
Other	(2.4)
Total	$(21.3)

For the three months ended March 31, 2008, the Company had net unrealized losses of $17.0 million, which primarily consisted of $30.1 million of unrealized depreciation less $13.0 million of unrealized appreciation and $0.2 million relating to the reversal of prior period realized and unrealized depreciation. The most significant changes in net unrealized appreciation and depreciation during the three months ended March 31, 2008 were as follows (in millions):

Portfolio Company	Unrealized Appreciation (Depreciation)
Reflexite, Inc.	$7.3
Equinox EIC Partners, LLC	5.0
Wastequip, Inc.	(0.7)
Universal Trailer Corporation	(0.7)
RedPrairie Corporation	(0.7)
X-rite Incorporated	(0.8)
Making Memories Wholesale, Inc.	(0.9)
Sigma International Group, Inc.	(0.9)
GG Merger Sub I, Inc.	(0.9)
National Print Group, Inc.	(1.0)
Abingdon Investments Limited	(1.6)
Apple & Eve, LLC	(2.3)
Growing Family, Inc.	(2.5)
CT Technologies Intermediate Holdings, Inc.	(2.6)
Courtside Acquisition Corp.	(3.3)
Primis Marketing Group, Inc.	(3.5)
MPBP Holdings, Inc.	(5.7)
Other	(1.2)
Total	$(17.0)

Net Realized Gains/Losses

During the three months ended March 31, 2009, the Company repurchased $34.8 million of the CLO Notes (as defined below) resulting in a $26.5 million gain on the extinguishment of debt. The Company also had $77.4 million of sales and repayments resulting in $1.8 million of net realized losses. These sales and repayments included $36.5 million of loans sold to the Ivy Hill Funds, the two middle market credit funds managed by our wholly owned subsidiary Ivy Hill Asset Management L.P. (see Note 10 to the consolidated financial statements for more detail on the Ivy Hill Funds). Net realized losses on investments were comprised of $0.1 million of gross realized gains and $1.9 of gross realized losses. The most significant realized gains and losses on investments for the three months ended March 31, 2009 were as follows (in millions):

Portfolio Company	Realized Gain (Loss)
Diversified Collection Services, Inc.	$0.1
Heartland Dental Care, Inc.	(0.2)
Bumble Bee Foods, LLC	(0.2)
Campus Management Corp.	(0.5)
Capella Healthcare, Inc.	(1.0)
Total	$(1.8)

During the three months ended March 31, 2008, the Company had $155.2 million of sales and repayments resulting in $0.2 million of net realized gains.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Since the Company’s inception, the Company’s liquidity and capital resources have been generated primarily from the net proceeds of public offerings of common stock, the Debt Securitization, advances from the CP Funding Facility and Revolving Credit Facility, each as defined below (together, the “Facilities”), as well as cash flows from operations.

As of March 31, 2009, the Company had $48.0 million in cash and cash equivalents and $902.6 million in total indebtedness outstanding. Subject to leverage restrictions, the Company had approximately $251.6 million available for additional borrowings under the Facilities as of March 31, 2009.

Due to increasing volatility in global markets, the availability of capital and access to capital markets has been limited.  Until constraints on raising new capital ease, we intend to pursue other avenues of liquidity such as adjusting the pace of our investments, becoming more selective in evaluating investment opportunities to ensure appropriate risk-adjusted returns, pursuing asset sales, and/or recycling lower yielding investments. As the global liquidity situation evolves, we will continue to monitor and adjust our funding approach accordingly.  However, given the unprecedented nature of the volatility in the global markets, there can be no assurances that these activities will be successful. Moreover, if current levels of market disruption and volatility continue or worsen, we could face materially higher financing costs.  Consequently, our operating strategy could be materially and adversely affected. The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments. A failure to enter into definitive documentation on the Revolving Facility (as defined below) could have a material adverse impact on our business, financial condition and results of operations.

Equity Offerings

There were no sales of equity securities during the three months ended March 31, 2009 and 2008.

As of March 31, 2009, total market capitalization for the Company was $0.5 billion compared to $0.6 billion as of December 31, 2008.

Debt Capital Activities

Our debt obligations consisted of the following as of March 31, 2009 and December 31, 2008 (in millions):

	March 31, 2009	December 31, 2008
Revolving Credit Facility	$495.1	$480.5
CP Funding Facility	128.3	114.3
Debt Securitization	279.2	314.0
	$902.6	$908.8

The weighted average interest rate and weighted average maturity of all our outstanding borrowings as of March 31, 2009 were 1.97% and 4.3 years, respectively. The weighted average interest rate and weighted average maturity of all our outstanding borrowings as of December 31, 2008 were 3.03% and 4.9 years, respectively.

The ratio of total debt outstanding to stockholders’ equity as of March 31, 2009 was 0.83:1.00 compared to 0.83:1.00 as of December 31, 2008.

In December 2005, we entered into a senior secured revolving credit facility, referred to as the “Revolving Credit Facility,” under which, as amended, the lenders have agreed to extend credit to the Company in an aggregate principal amount not exceeding $525.0 million at any one time outstanding. As of March 31, 2009, there was $495.1 million outstanding under the $525.0 million Revolving Credit Facility (see Note 7 to the consolidated financial statements for more detail on the Revolving Credit Facility arrangement). The Revolving Credit Facility also includes an “accordion” feature that allows us to increase the size of the Revolving Credit Facility to a maximum of $765.0 million under certain circumstances.

In October 2004, we formed Ares Capital CP Funding LLC (“Ares Capital CP”), a wholly owned subsidiary of the Company, through which we established a revolving facility, referred to as the “CP Funding Facility,” that, as amended, allows Ares Capital CP to issue up to $350.0 million of variable funding certificates. As of March 31, 2009, there was $128.3 million outstanding under the $350.0 million CP Funding Facility (see Notes 7 and 15 to the consolidated financial statements for more detail on the CP Funding Facility arrangement). On May 7, 2009, as part of the amendment to the CP Funding Facility we reduced the total availability of the CP Funding Facility to $225 million.

In July 2006, through our wholly owned subsidiary, ARCC CLO 2006 LLC, we completed a $400.0 million debt securitization, referred to as the “Debt Securitization.” As part of the Debt Securitization, $314.0 million principal amount of asset-backed notes (including $50 million of revolving notes, all of which had been drawn as of March 31, 2009) (the “CLO Notes”) were issued to third parties and secured by a pool of middle market loans that had been purchased or originated by the Company. As of March 31, 2009, we also owned approximately $86.0 million aggregate principal amount of certain BBB and non-rated securities that we retained in the Debt Securitization.  As of March 31, 2009, there was $279.2 million aggregate principal amount of CLO Notes outstanding.   The CLO Notes mature on December 20, 2019.

The CP Funding Facility was initially scheduled to expire on July 21, 2009. On May 7, 2009, as part of the amendment to the CP Funding Facility, we extended the maturity of the CP Funding Facility to May 7, 2012. The Revolving Credit Facility expires on December 28, 2010.  Our ability to execute on our business plan relies to a certain extent on our ability to refinance/renew these facilities.  However, there can be no assurance that we will be able to renew or refinance these facilities on acceptable terms or at all.

As of March 31, 2009, we had a long-term issuer rating of Ba1 from Moody’s Investor Service and a long-term counterparty credit rating from Standard & Poor’s Ratings Service of BBB.

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

As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (an estimate of the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation.

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

In addition, changes in the market environment, such as inflation, and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. See the risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2008, including the Risk Factor entitled “Risk Factors—Risks Relating to our Investments—Price declines and illiquidity in the corporate debt markets have adversely affected, and may continue to adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.”

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

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which expands the application of fair value accounting for investments (see Note 8 to the consolidated financial statements).

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2009 and December 31, 2008, the Company had the following commitments to fund various revolving senior secured and subordinated loans (in millions):

	March 31, 2009	December 31, 2008
Total revolving commitments	$366.4	$419.0
Less: funded commitments	(150.9)	(139.6)
Total unfunded commitments	215.5	279.4
Less: commitments substantially at discretion of the Company	(11.5)	(32.4)
Less: unavailable commitments due to borrowing base or other covenant restriction	(64.7)	(64.5)
Total net adjusted unfunded revolving commitments	$139.3	$182.5

Of the total commitments as of March 31, 2009, $210.5 million extend beyond the maturity date for our Revolving Credit Facility. Additionally, $139.0 million of the total commitments or $51.2 million of the net adjusted unfunded commitments are scheduled to expire in 2009. Included within the total commitments as of March 31, 2009 are commitments to issue up to $15.6 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies.

Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of March 31, 2009, the Company had $12.3 million in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability.  Of these letters of credit, $8.1 million expire on September 30, 2009, $0.3 million expire on January 31, 2010, $3.7 million expire on February 28, 2010 and $0.2 million expire on August 31, 2010.  These letters of credit may be extended under substantially similar terms for additional one-year terms at the Company’s option until the Revolving Credit Facility, under which the letters of credit were issued, matures on December 28, 2010.

As of March 31, 2009 and December 31, 2008, the Company was subject to subscription agreements to fund equity investments in private equity investment partnerships, substantially all at the discretion of the Company, as follows (in millions):

	March 31, 2009	December 31, 2008
Total private equity commitments	$428.3	$428.3
Total unfunded private equity commitments	$422.5	$423.6

RECENT DEVELOPMENTS

As of May 6, 2009, we had made $1.2 million of investments since March 31, 2009. Of these investments, substantially all were equity investments. As of May 6, 2009, we exited $22.6 million of investments since March 31, 2009. Of these investments, 87% were senior secured debt and 13% were senior subordinated debt. The weighted average yield at amortized cost on these investments was 9.8%, and 38% of the investments were at a fixed rate.

On May 7, 2009, we entered into an amendment which, among other things, converted the CP Funding Facility from a revolving facility to an amortizing facility, extended the maturity from July 21, 2009 to May 7, 2012, reduced the availability from $350 million to $225 million and decreased the advance rates applicable to certain types of eligible loans.  In addition, the interest rate charged on the CP Funding Facility was increased to the commercial paper, Eurodollar or adjusted Eurodollar rate plus 3.50% and the commitment fee requirement was removed.  The Company also paid a renewal fee of 1.25% of the total facility amount, or $2.8 million. While documentation is complete on this amendment, the extended maturity on the CP Funding Facility is subject to execution of definitive documentation with respect to the revolving facility described below on or before October 19, 2009.

Also on May 7, 2009, we entered into a commitment with Wachovia Bank N.A. (“Wachovia”) to establish a new revolving facility (the “Revolving Facility”) whereby Wachovia has agreed to extend credit to us in an aggregate principal amount not exceeding $200 million at any one time outstanding.  The Revolving Facility will expire three years after the closing thereof (plus two one-year options, subject to mutual consent) and the interest charged on the Revolving Facility will be based on LIBOR plus 4.00%.  It is also anticipated that we will be required to pay a commitment fee on any unused portion of the Revolving Facility of between 0.50% and 2.50% depending on the usage level and will pay a structuring fee of 1.5% of the total facility amount, or $3.0 million. Entry into the Revolving Facility is subject to various conditions, including the negotiation and execution of definitive documentation.  No assurance can be given that both sides will execute definitive documentation, that the definitive documentation will reflect the terms described herein or in the commitment letter, or that the Revolving Facility will be entered into at all.

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

As of March 31, 2009, approximately 57% of the investments at fair value in our portfolio were at fixed rates while approximately 31% were at variable rates and 12% were non-interest earning. Additionally, 6% of the investments at fair value or 21% of the investments at fair value with variable rates contain interest rate floor features. The Debt Securitization, the CP Funding

Facility and the Revolving Credit Facility all feature variable rates.

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

Based on our March 31, 2009 balance sheet, the following table shows the impact on net income of base rate changes in interest rates assuming no changes in our investment and borrowing structure and reflecting the effect of our interest rate swap agreement described above and in Note 11 of the consolidated financial statements (in millions):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$20.4	$24.8	$(4.4)
Up 200 basis points	$13.6	$16.6	$(3.0)
Up 100 basis points	$6.8	$8.3	$(1.5)
Down 100 basis points	$(4.6)	$(7.8)	$3.2
Down 200 basis points	$(6.5)	$(8.1)	$1.6
Down 300 basis points	$(7.7)	$(8.1)	$0.4

Based on our December 31, 2008 balance sheet, the following table shows the impact on net income of base rate changes in interest rates assuming no changes in our investment and borrowing structure and reflecting the effect of our interest rate swap agreement described above and in Note 11 of the consolidated financial statements (in millions):

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  —  OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any material pending legal proceedings, and no such proceedings are known to be contemplated by governmental authorities.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any securities during the period covered in this report that were not registered under the Securities Act of 1933.

Issuer Purchases of Equity Securities

In March 2009, as a part of the Company’s dividend reinvestment plan for our common stockholders, we purchased 844,879 shares of our common stock for $4.2 million in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during the quarter ended March 31, 2009.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 through January 31, 2009	—		—	—	—
February 1, 2009 through February 28, 2009	—		—	—	—
March 1, 2009 through March 31, 2009	844,879	(1)	$5.02	—	—
Total	844,879		$5.02

(1)          Pursuant to our dividend reinvestment plan, we directed our plan administrator to purchase 844,879 shares in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend for the first quarter of 2009.

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

*                                         Filed herewith

(1)                                  Incorporated by reference to Exhibit (a) to the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-149109), filed on March 14, 2008.

(2)                                  Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 814-0063), filed on February 27, 2009.

(3)                                  Incorporated by reference to Exhibit (d) to the Registrant’s pre-effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-114656), filed on September 28, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES CAPITAL CORPORATION

Dated: May 7, 2009	By	/s/ Michael J. Arougheti
Michael J. Arougheti
President

Dated: May 7, 2009	By	/s/ Richard S. Davis
Richard S. Davis
Chief Financial Officer