Form 10-Q
period 2009-06-30
ARES CAPITAL CORP
filed 2009-08-06
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2009
Common stock, $0.001 par value	97,152,820

ARES CAPITAL CORPORATION

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(dollar amounts in thousands, except per share data)

	As of
	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Investments at fair value (amortized cost of $2,272,976 and $2,267,593, respectively)
Non-controlled/non-affiliate company investments	$1,504,277	$1,477,492
Non-controlled affiliate company investments	339,167	329,326
Controlled affiliate company investments	119,027	166,159
Total investments at fair value	1,962,471	1,972,977
Cash and cash equivalents	46,297	89,383
Receivable for open trades	442	3
Interest receivable	26,630	17,547
Other assets	11,215	11,423
Total assets	$2,047,055	$2,091,333
LIABILITIES
Debt	$879,255	$908,786
Management and incentive fees payable	48,287	32,989
Payable for open trades	16,744	—
Accounts payable and accrued expenses	11,726	10,006
Interest and facility fees payable	2,223	3,869
Dividend payable	98	40,804
Total liabilities	958,333	996,454
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 97,152,820 common shares issued and outstanding	97	97
Capital in excess of par value	1,395,958	1,395,958
Accumulated undistributed net investment income (loss)	3,151	(7,637)
Accumulated net realized gain (loss) on investments, foreign currency transactions and extinguishment of debt	(741)	(124)
Net unrealized loss on investments and foreign currency transactions	(309,743)	(293,415)
Total stockholders’ equity	1,088,722	1,094,879
Total liabilities and stockholders’ equity	$2,047,055	$2,091,333
NET ASSETS PER SHARE	$11.21	$11.27

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(dollar amounts in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest from investments	$45,307	$37,768	$89,138	$72,734
Capital structuring service fees	603	8,421	1,653	11,146
Interest from cash & cash equivalents	57	441	210	989
Dividend income	617	375	1,043	871
Other income	1,748	583	2,697	1,408
Total investment income from non-controlled/non-affiliate company investments	48,332	47,588	94,741	87,148

From non-controlled affiliate company investments:
Interest from investments	6,528	8,198	12,103	16,697
Capital structuring service fees	—	—	—	1,095
Dividend income	123	218	137	266
Management fees	1,192	188	1,317	188
Other income	78	190	168	431
Total investment income from non-controlled affiliate company investments	7,921	8,794	13,725	18,677

From controlled affiliate company investments:
Interest from investments	2,155	3,758	5,093	6,180
Capital structuring service fees	—	2,900	194	3,000
Management fees	695	409	1,286	606
Other income	8	15	88	60
Total investment income from controlled affiliate company investments	2,858	7,082	6,661	9,846

Total investment income	59,111	63,464	115,127	115,671

EXPENSES:
Interest and credit facility fees	6,301	7,155	12,882	17,078
Base management fees	7,496	7,679	14,994	14,766
Incentive management fees	7,987	9,015	15,537	15,508
Professional fees	2,308	1,653	3,705	2,871
Insurance	341	349	675	626
Administrative	1,092	365	2,096	900
Depreciation	165	102	338	204
Directors fees	134	66	236	140
Other	1,261	881	2,407	1,728
Total expenses	27,085	27,265	52,870	53,821

NET INVESTMENT INCOME BEFORE INCOME TAXES	32,026	36,199	62,257	61,850

Income tax expense (benefit), including excise tax	78	138	109	(184)

NET INVESTMENT INCOME	31,948	36,061	62,148	62,034

REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCY TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	(857)	10	(2,162)	217
Non-controlled affiliate company investments	—	1	(482)	1
Controlled affiliate company investments	—	—	—	—
Foreign currency transactions	116	6	68	(2)
Net realized gains (losses)	(741)	17	(2,576)	216

Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	11,333	(9,990)	1,888	(28,594)
Non-controlled affiliate company investments	(9,929)	(13,116)	(11,272)	(23,858)
Controlled affiliate company investments	2,175	(9,700)	(6,926)	2,633
Foreign currency transactions	(33)	—	(18)	7
Net unrealized gains (losses)	3,546	(32,806)	(16,328)	(49,812)

Net realized and unrealized gains (losses) from investments and foreign currency transactions	2,805	(32,789)	(18,904)	(49,596)

REALIZED GAIN ON EXTINGUISHMENT OF DEBT	—	—	26,543	—

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$34,753	$3,272	$69,787	$12,438

BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 4)	$0.36	$0.04	$0.72	$0.15

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING – BASIC AND DILUTED (see Note 4)	97,152,820	90,125,629	97,152,820	82,097,395

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2009 (unaudited)

(dollar amounts in thousands, except per unit data)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Healthcare—Services
American Renal Associates, Inc.	Dialysis provider	Senior secured loan ($1,082 par due 12/2010)	8.5% (Libor + 6.00%/Q)	12/14/2005	$1,082	$1,082	$1.00	(3)(15)
		Senior secured loan ($10,413 par due 12/2011)	8.5% (Libor + 6.00%/M)	12/14/2005	10,413	10,413	$1.00	(3)(15)
		Senior secured loan ($180 par due 12/2011)	8.5% (Libor + 6.00%/Q)	12/14/2005	180	180	$1.00	(3)(15)

Capella Healthcare, Inc.	Acute care hospital operator	Junior secured loan ($55,000 par due 2/2016)	13.00%	2/29/2008	55,000	52,250	$0.95
		Junior secured loan ($30,000 par due 2/2016)	13.00%	2/29/2008	30,000	28,500	$0.95	(2)

CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC(6)	Healthcare analysis services	Preferred stock (7,427 shares)		6/15/2007	7,427	7,055	$950.00	(4)
		Common stock (9,679 shares)		6/15/2007	4,000	5,382	$556.10	(5)
		Common stock (1,546 shares)		6/15/2007	—	—	$—	(5)

DSI Renal, Inc.	Dialysis provider	Senior secured revolving loan ($122 par due 3/2013)	6.25% (Base Rate + 3.00%/D)	4/4/2006	122	97	$0.80
		Senior secured revolving loan ($3,520 par due 3/2013)	5.38% (Libor + 5.00%/M)	4/4/2006	3,520	2,816	$0.80
		Senior secured revolving loan ($1,120 par due 3/2013)	5.31% (Libor + 5.00%/M)	4/4/2006	1,120	896	$0.80
		Senior secured revolving loan ($1,152 par due 3/2013)	3.31% (Libor + 3.00%/M)	4/4/2006	1,152	922	$0.80
		Senior secured revolving loan ($1,600 par due 3/2013)	3.31% (Libor + 3.00%/M)	4/4/2006	1,600	1,280	$0.80
		Senior secured revolving loan ($36 par due 3/2013)	5.38% (Libor + 5.00%/M)	4/4/2006	36	28	$0.79
		Senior secured revolving loan ($11 par due 3/2013)	5.31% (Libor + 5.00%/M)	4/4/2006	11	9	$0.80
		Senior secured revolving loan ($12 par due 3/2013)	3.31% (Libor + 3.00%/M)	4/4/2006	12	9	$0.77
		Senior secured revolving loan ($16 par due 3/2013)	3.31% (Libor + 3.00%/M)	4/4/2006	16	13	$0.81
		Senior secured revolving loan ($20 par due 3/2013)	0.25%	4/4/2006	20	17	$0.84
		Senior subordinated note ($61,531 par due 4/2014)	16.00% PIK	4/4/2006	61,087	47,379	$0.77	(2)(4)
		Senior subordinated note ($13,207 par due 4/2014)	16.00% PIK	4/4/2006	13,183	10,170	$0.77	(3)(4)
		Senior secured revolving loan ($17,348 par due 4/2014)	1.60% (Libor + 1.00%/Q)	4/4/2006	12,145	13,855	$0.80	(15)

GG Merger Sub I, Inc.	Drug testing services	Senior secured loan ($11,330 par due 12/2014)	4.32% (Libor + 4.00%/M)	12/14/2007	10,839	9,631	$0.85
		Senior secured loan ($12,000 par due 12/2014)	4.32% (Libor + 4.00%/M)	12/14/2007	11,480	10,200	$0.85

HCP Acquisition Holdings, LLC(7)	Healthcare compliance advisory services	Class A units (8,566,824 units)		6/26/2008	8,567	6,125	$0.72	(5)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Heartland Dental Care, Inc.	Dental services	Senior subordinated note ($32,717 par due 8/2013)	11.00% Cash, 3.25% PIK	7/31/2008	32,717	32,717	$1.00	(4)

Magnacare Holdings, Inc., Magnacare Administrative Services, LLC, and Magnacare, LLC	Healthcare professional provider	Senior subordinated note ($4,623 par due 12/2012)	10.75% Cash, 2.00% PIK	2/9/2009	3,176	4,623	$1.00	(4)

MPBP Holdings, Inc., Cohr Holdings, Inc. and MPBP Acquisition Co., Inc.	Healthcare equipment services	Junior secured loan ($20,000 par due 1/2014)	6.57% (Libor + 6.25%/M)	1/31/2007	20,000	6,200	$0.31
		Junior secured loan ($12,000 par due 1/2014)	6.57% (Libor + 6.25%/M)	1/31/2007	12,000	3,720	$0.31	(3)
		Common stock (50,000 shares)		1/31/2007	5,000	—	$—	(5)

MWD Acquisition Sub, Inc.	Dental services	Junior secured loan ($5,000 par due 5/2012)	6.57% (Libor + 6.25%/M)	5/3/2007	5,000	4,250	$0.85	(3)

OnCURE Medical Corp.	Radiation oncology care provider	Senior secured loan ($3,083 par due 8/2009)	3.88% (Libor + 3.50%/M)	8/18/2006	3,083	2,713	$0.88	(3)
		Senior subordinated note ($32,393 par due 8/2013)	11.00% Cash, 1.50% PIK	8/18/2006	32,418	29,154	$0.90	(4)
		Common stock (857,143 shares)		8/18/2006	3,000	3,000	$3.50	(5)

Passport Health Communications, Inc., Passport Holding Corp. and Prism Holding Corp.	Healthcare technology provider	Senior secured loan ($12,790 par due 5/2014)	10.50% (Libor + 7.50%/S)	5/9/2008	12,790	12,534	$0.98	(15)
		Senior secured loan ($11,806 par due 5/2014)	10.50% (Libor + 7.50%/S)	5/9/2008	11,806	11,570	$0.98	(3)(15)
		Series A preferred stock (1,594,457 shares)		7/30/2008	9,900	9,900	$6.21	(5)
		Common stock (16,106 shares)		7/30/2008	100	100	$6.21	(5)

PG Mergersub, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Senior subordinated loan ($4,000 par due 3/2016)	12.50%	3/12/2008	3,920	3,840	$0.96
		Preferred stock (333 shares)		3/12/2008	333	334	$1,003.00	(5)
		Common stock (16,667 shares)		3/12/2008	167	167	$10.00	(5)

The Schumacher Group of Delaware, Inc.	Outsourced physician service provider	Junior secured loan ($30,800 par due 7/2012)	11.125% Cash, 2.50% PIK	7/18/2008	30,800	30,800	$1.00	(4)
		Junior secured loan ($5,210 par due 7/2012)	11.125% Cash, 2.50% PIK	7/18/2008	5,210	5,210	$1.00	(4)

Triad Laboratory Alliance, LLC	Laboratory services	Senior secured loan ($4,461 par due 12/2011)	8.50% (Libor + 5.50%/Q)	12/21/2005	4,278	4,461	$1.00	(3)(15)
		Senior subordinated note ($15,466 par due 12/2012)	12.00% Cash, 1.75% PIK	12/21/2005	15,466	15,002	$0.97	(4)

VOTC Acquisition Corp.	Radiation oncology care provider	Senior secured loan ($17,241 par due 7/2012)	11.00% Cash, 2.00% PIK	6/30/2008	17,241	17,241	$1.00	(4)
		Series E preferred shares (3,888,222 shares)		7/14/2008	8,749	3,800	$0.98	(5)
					470,166	409,645			37.63%

Education
Campus Management Corp. and Campus Management Acquisition Corp.(6)	Education software developer	Senior secured loan ($3,243 par due 8/2013)	12.07 Cash, 3.00% PIK	2/8/2008	3,243	3,243	$1.00	(16)(4)
		Senior secured loan ($30,277 par due 8/2013)	12.07 Cash, 3.00% PIK	2/8/2008	30,277	30,277	$1.00	(2)(16)(4)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior secured loan ($8,960 par due 8/2013)	10.00 Cash, 3.00% PIK	2/8/2008	8,960	8,960	$1.00	(16)(4)
		Preferred stock (493,147 shares)	8.00% PIK	2/8/2008	8,952	12,000	$24.33	(4)

ELC Acquisition Corporation	Developer, manufacturer and retailer of educational products	Senior secured loan ($176 par due 11/2012)	3.56% (Libor + 3.25%/M)	11/30/2006	176	155	$0.88	(3)
		Junior secured loan ($8,333 par due 11/2013)	7.31% (Libor + 7.00%/M)	11/30/2006	8,333	7,333	$0.88	(3)

Instituto de Banca y Comercio, Inc. Leeds IV Advisors, Inc.(8)	Private school operator	Senior secured loan ($11,760 par due 3/2014)	8.50% (Libor + 6.00%/Q)	3/15/2007	11,760	11,760	$1.00	(3)(15)
		Senior subordinated loan ($40,411 par due 6/2014)	13.00% Cash, 3.00% PIK	6/4/2008	40,411	40,411	$1.00	(4)
		Preferred stock (165,811 shares)		6/4/2008	788	2,146	$12.94	(5)
		Common stock (214,286 shares)		6/4/2008	54	214	$1.00	(5)
		Preferred stock (140,577 shares)		3/31/2009	668	1,820	$12.94	(5)
		Common stock (140,577 shares)		3/31/2009	35	1,820	$12.94	(5)

Lakeland Finance, LLC	Private school operator	Senior secured note ($30,000 par due 12/2012)	11.50%	12/13/2005	30,000	29,100	$0.97
		Senior secured note ($3,000 par due 12/2012)	11.50%	12/13/2005	3,000	2,910	$0.97	(2)

R3 Education, Inc. (formerly known as Equinox EIC Partners, LLC and MUA Management Company)(6)(8)	Medical school operator	Senior secured revolving loan ($1,500 par due 12/2012)	8.25% (Base Rate + 5.00%/D)	4/3/2007	1,500	1,470	$0.98
		Senior secured revolving loan ($2,000 par due 12/2012)	8.25% (Base Rate + 5.00%/D)	4/3/2007	2,000	1,960	$0.98
		Senior secured loan ($1,799 par due 12/2012)	6.31% (Libor + 6.00%/M)	4/3/2007	1,799	1,763	$0.98	(2)
		Senior secured loan ($14,113 par due 12/2012)	6.31% (Libor + 6.00%/M)	9/21/2007	14,113	13,830	$0.98	(2)
		Senior secured loan ($7,300 par due 12/2012)	6.31% (Libor + 6.00%/M)	4/3/2007	7,300	7,154	$0.98	(3)
		Common membership interest (26.27% interest)		9/21/2007	15,800	20,777		(5)
		Preferred Stock (8,000 shares)			2,000	2,000	$250.00	(5)
		Preferred stock (800 shares)			200	200	$250.00	(5)
					191,369	201,303			18.49%

Restaurants and Food Services
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($608 par due 11/2013)	5.75% (Base Rate + 2.50%/D)	11/27/2006	608	608	$1.00	(15)
		Senior secured revolving loan ($2,008 par due 11/2013)	4.69% (Libor + 3.00% Cash, 0.50% PIK/Q)	11/27/2006	2,008	2,008	$1.00	(4)(15)
		Senior secured loan ($23,586 par due 11/2012)	9.69% (Libor + 7.50% Cash, 1.00% PIK/Q)	11/27/2006	23,592	23,586	$1.00	(4)(15)
		Senior secured loan ($11,055 par due 11/2012)	9.69% (Libor + 7.50% Cash, 1.00% PIK/Q)	11/27/2006	11,050	11,055	$1.00	(2)(4)(15)
		Promissory note ($12,079 par due 11/2016)	10.00% PIK	6/1/2006	12,067	12,079	$1.00	(4)(15)
		Warrants to purchase 0.61 shares		6/1/2006	—	—	$—	(5)

Encanto Restaurants, Inc.(8)	Restaurant owner and operator	Junior secured loan ($21,368 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/2006	21,368	20,299	$0.95	(2)(4)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Junior secured loan ($4,070 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/2006	4,070	3,867	$0.95	(3)(4)

OTG Management, Inc.	Airport restaurant operator	Junior secured loan ($15,623 par due 6/2013)	14.00% (Libor + 7.00% Cash, 4.00% PIK/M)	6/19/2008	15,623	14,529	$0.93	(4) (15)
		Warrants to purchase up to 88,991 shares of common stock			—	—	$—	(5)
		Warrants to purchase up to 9 shares of common stock			—	—	$—	(5)

Vistar Corporation and Wellspring Distribution Corp.	Food service distributor	Senior subordinated loan ($43,625 par due 5/2015)	13.50%	5/23/2008	43,625	41,008	$0.94
		Senior subordinated loan ($30,000 par due 5/2015)	13.50%	5/23/2008	30,000	28,200	$0.94	(2)
		Class A non-voting common stock (1,366,120 shares)		5/23/2008	7,500	3,490	$2.55	(5)
					171,511	160,729			14.76%

Beverage, Food and Tobacco
3091779 Nova Scotia Inc.(8)	Baked goods manufacturer	Junior secured loan (Cdn $14,117 par due 11/2012)	11.50% Cash, 1.50% PIK	11/2/2007	14,992	11,592	$0.82	(4)(12)
		Warrants to purchase 57,545 shares			—	—		(5)

Apple & Eve, LLC and US Juice Partners, LLC(6)	Juice manufacturer	Senior secured loan ($29,284 par due 10/2013)	14.50% (Libor + 11.50%/M)	10/5/2007	29,284	28,113	$0.96	(15)
		Senior secured loan ($11,904 par due 10/2013)	14.50% (Libor + 11.50%/M)	10/5/2007	11,904	11,427	$0.96	(15)
		Senior units (50,000 units)			5,000	2,500	$50.00

Best Brands Corporation	Baked goods manufacturer	Senior secured loan ($13,110 par due 12/2012)	7.57% (Libor + 5.00% Cash, 2.25% PIK/M)	2/15/2008	11,151	13,110	$1.00	(4)
		Junior secured loan ($8,441 par due 6/2013)	10.00% Cash, 8.00% PIK	12/14/2006	8,441	8,441	$1.00	(4)
		Junior secured loan ($23,753 par due 6/2013)	10.00% Cash, 8.00% PIK	12/14/2006	23,753	23,753	$1.00	(2)(4)
		Junior secured loan ($11,500 par due 6/2013)	10.00% Cash, 8.00% PIK	12/14/2006	11,500	11,500	$1.00	(3)(4)

Bumble Bee Foods, LLC and BB Co-Invest LP	Canned seafood manufacturer	Senior subordinated loan ($30,425 par due 11/2018)	16.25% (12.00% Cash, 4.25% Optional PIK)	11/18/2008	30,425	30,425	$1.00	(4)
		Common stock (4,000 shares)		11/18/2008	4,000	4,000	$1,000.00	(5)

Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated note ($5,543 par due 2/2013)	12.00% PIK	2/6/2008	5,543	5,543	$1.00	(2)(4)
		Preferred stock (6,258 shares)		9/1/2006	2,500	1,725	$275.65	(5)
					158,493	152,129			13.97%

Services—Other
American Residential Services, LLC	Plumbing, heating and air-conditioning services	Junior secured loan ($20,403 par due 4/2015)	10.00% Cash, 2.00% PIK	4/17/2007	20,403	19,179	$0.94	(2)(4)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Diversified Collection Services, Inc.	Collections services	Senior secured loan ($11,175 par due 8/2011)	9.00% (Base Rate + 5.75%/D)	2/2/2005	9,415	11,175	$1.00
		Senior secured loan ($3,978 par due 8/2011)	9.00% (Base Rate + 5.75%/D)	2/2/2005	4,079	3,978	$1.00	(3)
		Senior secured loan ($1,931 par due 2/2011)	13.75% (Libor + 11.00%/S)	2/2/2005	1,931	1,931	$1.00	(15)
		Senior secured loan ($7,492 par due 8/2011)	13.75% (Libor + 11.00%/S)	2/2/2005	7,492	7,492	$1.00	(15)
		Preferred stock (14,927 shares)		5/18/2006	169	237	$15.88	(5)
		Common stock (114,004 shares)		2/2/2005	295	286	$2.51	(5)

GCA Services Group, Inc.	Custodial services	Senior secured loan ($20,865 par due 12/2011)	12.00%	12/15/2006	20,865	20,865	$1.00	(2)
		Senior secured loan ($5,000 par due 12/2011)	12.00%	12/15/2006	5,000	5,000	$1.00
		Senior secured loan ($10,346 par due 12/2011)	12.00%	12/15/2006	10,346	10,346	$1.00	(3)

Growing Family, Inc. and GFH Holdings, LLC	Photography services	Senior secured revolving loan ($1,513 par due 8/2011)	8.42% (Libor + 3.00% Cash, 4.00% PIK/Q)	3/16/2007	1,513	454	$0.30	(4)(14)
		Senior secured loan ($11,188 par due 8/2011)	13.84% (Libor + 3.50% Cash, 6.00% PIK/Q)	3/16/2007	11,188	3,356	$0.30	(4)(14)
		Senior secured loan ($372 par due 8/2011)	11.25% (Base Rate + 8.00%/D)	3/16/2007	372	111	$0.30	(4)(14)
		Senior secured loan ($3,575 par due 8/2011)	16.34% (Libor + 6.00% Cash, 6.00% PIK/Q)	3/16/2007	3,575	1,073	$0.30	(4)(14)
		Senior secured loan ($147 par due 8/2011)	18.00% (Libor + 6.00% Cash, 6.00% PIK/Q)	3/16/2007	147	44	$0.30	(4)(14)
		Common stock (552,430 shares)		3/16/2007	872	—	—	(5)

NPA Acquisition, LLC	Powersport vehicle auction	Junior secured loan ($12,000 par due 2/2013)	7.07% (Libor + 6.75%/M)	8/23/2006	12,000	12,000	$1.00	(3)
	operator	Common units (1,709 shares)		8/23/2006	1,000	2,300	$1,345.82	(5)

Web Services Company, LLC	Laundry service and	Senior subordinated loan ($17,988 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	17,988	17,089	$0.95	(4)
	equipment provider	Senior secured loan ($5,000 par due 8/2014)	7.00% (Base Rate + 3.75%/D)	6/15/2009	4,600	4,600	$0.92	(4)
		Senior subordinated loan ($25,477 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	25,477	24,203	$0.95	(2)(4)
					158,727	145,719			13.38%

Financial
Carador PLC(6)(8)(9)	Investment company	Ordinary shares (7,110,525 shares)		12/15/2006	9,033	1,600	$0.38	(5)

CIC Flex, LP(9)	Investment partnership	Limited partnership units (0.69 unit)		9/7/2007	34	34	$49,644.93	(5)

Covestia Capital Partners, LP(9)	Investment partnership	Limited partnership interest (47% interest)		6/17/2008	1,059	1,059		(5)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Firstlight Financial Corporation(6)(9)	Investment company	Senior subordinated loan ($72,710 par due 12/2016)	5.00% PIK	12/31/2006	72,710	54,533	$0.75	(4)
		Common stock (10,000 shares)		12/31/2006	10,000	—	$—	(5)
		Common stock (30,000 shares)		12/31/2006	30,000	—	$—	(5)

Ivy Hill Asset Management, LP(7)		Member interest (100% interest)		6/15/2009	3,816	11,816	$

Ivy Hill Middle Market Credit Fund, Ltd.(7)(8)(9)	Investment company	Class B deferrable interest notes ($40,000 par due 11/2018)	6.72% (Libor + 6.00%/Q)	11/20/2007	40,000	36,000	$0.90
		Subordinated notes ($15,812 par due 11/2018)		11/20/2007	15,812	14,231	$0.90	(5)

Imperial Capital Group, LLC and Imperial Capital Private Opportunities, LP(6)(9)	Investment banking services	Limited partnership interest (80% interest)		5/10/2007	1,090	1,090		(5)
		Common units (7,710 units)		5/10/2007	14,997	14,997	$1,945.14	(5)
		Common units (2,526 units)		5/10/2007	3	3	$1.00	(5)
		Common units (315 units)		5/10/2007	—	—	$—	(5)

Partnership Capital Growth Fund I, LP(9)	Investment partnership	Limited partnership interest (25% interest)		6/16/2006	2,711	2,711		(5)

Trivergance Capital Partners, LP(9)	Investment partnership	Limited partnership interest (100% interest)		6/5/2008	1,372	1,372		(5)

VSC Investors LLC(9)	Investment company	Membership interest (4.63% interest)		1/24/2008	281	281		(5)
					202,918	139,727			12.83%

Business Services
Booz Allen Hamilton, Inc.	Strategy and technology consulting services	Senior secured loan ($744 par due 7/2015)	7.50% (Libor + 4.50%/S)	7/31/2008	728	737	$0.99	(3)(15)
		Senior subordinated loan ($22,400 par due 7/2016)	11.00% Cash, 2.00% PIK	7/31/2008	22,176	21,952	$0.98	(2)(4)
		Senior subordinated loan ($250 par due 7/2016)	11.00% Cash, 2.00% PIK	7/31/2008	219	245	$0.98	(2)(4)

Investor Group Services, LLC(6)	Financial services	Limited liability company membership interest (10.00% interest)		6/22/2006	—	500		(5)

Pillar Holdings LLC and PHL Holding Co.(6)	Mortgage services	Senior secured revolving loan ($375 par due 11/2013)	5.95% (Libor + 5.50%/B)	11/20/2007	375	375	$1.00
		Senior secured revolving loan ($938 par due 11/2013)	5.95% (Libor + 5.50%/B)	11/20/2007	938	938	$1.00
		Senior secured loan ($1,875 par due 5/2014)	14.50%	7/31/2008	1,875	1,875	$1.00
		Senior secured loan ($5,500 par due 5/2014)	14.50%	7/31/2008	5,500	5,500	$1.00
		Senior secured loan ($17,052 par due 11/2013)	5.95% (Libor + 5.50%/B)	11/20/2007	17,052	17,052	$1.00	(2)
		Senior secured loan ($10,638 par due 11/2013)	5.95% (Libor + 5.50%/B)	11/20/2007	10,638	10,638	$1.00	(3)
		Common stock (84.78 shares)		11/20/2007	3,768	6,212	$62,127.93	(5)

Primis Marketing Group, Inc. and Primis Holdings, LLC(6)	Database marketing services	Senior subordinated note ($10,222 par due 2/2013)	11.00% Cash, 2.50% PIK	8/24/2006	10,222	1,022	$0.10	(4)(14)
		Preferred units (4,000 units)		8/24/2006	3,600	—	$—	(5)
		Common units (4,000,000 units)		8/24/2006	400	—	$—	(5)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Prommis Solutions, LLC, E-Default Services, LLC, Statewide Tax and Title Services, LLC & Statewide Publishing Services, LLC (formerly known as MR Processing Holding Corp.)	Bankruptcy and foreclosure processing services	Senior subordinated note ($26,012 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/2007	26,012	24,972	$0.96	(4)
		Senior subordinated note ($26,098 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/2007	26,098	25,054	$0.96	(2)(4)
		Preferred stock (30,000 shares)		4/11/2006	3,000	5,636	$187.87	(5)

R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	250	$1.00	(5)

Summit Business Media, LLC	Business media consulting services	Junior secured loan ($10,000 par due 11/2013)	9.00% (Base Rate + 5.75%/D)	8/3/2007	10,000	2,000	$0.20	(3)(14)

VSS-Tranzact Holdings, LLC(6)	Management consulting services	Common membership interest (8.51% interest)		10/26/2007	10,000	6,000		(5)
					152,851	130,958			12.03%

Retail
Apogee Retail, LLC	For-profit thrift retailer	Senior secured revolving loan ($1,951 par due 3/2012)	5.56% (Libor + 5.25%/M)	3/27/2007	1,951	1,912	$0.98
		Senior secured loan ($11,181 par due 11/2012)	12.00% Cash, 4.00% PIK	5/28/2008	11,181	11,181	$1.00	(4)
		Senior secured loan ($2,984 par due 3/2012)	6.21% (Libor + 5.25%/Q)	3/27/2007	2,984	2,686	$0.90
		Senior secured loan ($1,868 par due 3/2012)	6.21% (Libor + 5.25%/Q)	3/27/2007	1,868	1,681	$0.90
		Senior secured loan ($26,807 par due 3/2012)	5.56% (Libor + 5.25%/M)	3/27/2007	26,807	24,126	$0.90	(2)
		Senior secured loan ($11,730 par due 3/2012)	5.56% (Libor + 5.25%/M)	3/27/2007	11,730	10,557	$0.90	(3)

Dufry AG(8)	Retail newstand operator	Common stock (39,056 shares)		3/28/2008	3,000	1,501	$0.25	(5)

Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Senior subordinated note ($6,044 par due 8/2014)	10.00% Cash, 2.00% PIK	8/8/2006	6,044	5,802	$0.96	(4)
		Senior subordinated note ($22,236 par due 8/2014)	10.00% Cash, 2.00% PIK	8/8/2006	22,236	21,347	$0.96	(2)(4)
		Common stock (1,170,182 shares)		8/8/2006	4,500	5,840	$4.99	(5)

Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($4,506 par due 9/2012)	6.5%, 1.00% PIK Option	9/28/2006	4,506	3,154	$0.70	(3)
		Senior secured loan ($28,402 par due 9/2012)	6.5%, 1.00% PIK Option	9/28/2006	28,402	19,882	$0.70	(2)
		Senior secured loan ($7,303 par due 9/2012)	6.5%, 1.00% PIK Option	9/28/2006	7,303	5,112	$0.70	(3)
		Prefered stock (800 shares)		9/28/2006	200	—	$—	(5)
		Common stock (80 shares)		9/28/2006	1,800	—	$—	(5)
		Warrants to purchase 858 shares of common shares		3/19/2009	—	—	$—	(5)
		Warrants to purchase 73 shares of Preferred shares		3/19/2009	—	—	$—	(5)
					134,512	114,781			10.54%

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Manufacturing
Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan ($5,616 par due 4/2010)	5.60% (Libor + 5.00%/Q)	3/28/2005	5,663	5,223	$0.93	(3)

Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($9,018 par due 5/2011)	8.25% (Libor + 4.25%/A)	5/16/2006	9,018	8,477	$0.94	(3)(15)
		Senior secured loan ($313 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/16/2006	313	294	$0.94	(3)(15)
		Senior secured loan ($536 par due 5/2011)	8.25% (Libor + 4.25%/A)	5/16/2006	536	504	$0.94	(3)(15)
		Senior secured loan ($1,523 par due 5/2011)	10.00% (Libor + 6.00%/A)	5/16/2006	1,523	1,431	$0.94	(3)(15)
		Senior secured loan ($81 par due 5/2011)	10.00% (Libor + 6.00%/A)	5/16/2006	81	76	$0.93	(3)(15)
		Senior secured loan ($4,618 par due 5/2011)	10.00% Cash, 3.00% PIK	5/16/2006	4,618	4,433	$0.96	(2)(4)
		Senior secured loan ($245 par due 5/2011)	10.00% Cash, 3.00% PIK	5/16/2006	245	235	$0.96	(2)(4)

Qualitor, Inc.	Automotive aftermarket components supplier	Senior secured loan ($1,747 par due 12/2011)	7.25% (Base Rate + 4.00%/Q)	12/29/2004	1,747	1,660	$0.95	(3)
		Junior secured loan ($5,000 par due 6/2012)	10.25% (Base Rate + 7.00%/D)	12/29/2004	5,000	4,750	$0.95	(3)
Reflexite Corporation (7)	Developer and manufacturer of high-visibility reflective products	Senior subordinated loan ($16,343 par due 2/2015)	15.00% Cash, 3.00% PIK	2/28/2008	16,343	16,343	$1.00	(4)
		Common stock (1,821,860 shares)		3/28/2006	27,435	24,898	$13.67	(5)

Saw Mill PCG Partners LLC	Precision components manufacturer	Common units (1,000 units)		2/2/2007	1,000	—	$—	(5)

UL Holding Co., LLC	Petroleum product manufacturer	Senior secured loan ($10,973 par, due 12/2012)	9.80% (Libor + 8.88% / Q)	2/13/2009	10,973	10,753	$0.98	(5)
		Senior secured loan ($2,993 par, due 12/2012)	14.00%	2/13/2009	2,993	2,933	$0.98	(5)
		Senior secured loan ($998 par, due 12/2012)	14.00%	2/13/2009	998	978	$0.98	(5)
		Senior secured loan ($2,985 par, due 12/2012)	14.00%	2/13/2009	2,985	2,925	$0.98	(5)
		Senior secured loan ($3,000 par, due 12/2012)	9.89% (Libor + 8.88% / Q)	2/13/2009	3,000	2,940	$0.98	(5)
		Common units (50,000 units)		4/25/2008	500	500	$10.00	(5)
		Common units (50,000 units)		4/25/2008	—	—	$—	(5)

Universal Trailer Corporation(6)	Livestock and specialty trailer manufacturer	Common stock (74,920 shares)		10/8/2004	7,930	—	$—	(5)
					102,901	89,353			8.21%

Environmental Services
AWTP, LLC	Water treatment services	Junior secured loan ($4,755 par due 12/2012)	11.5% (Base Rate + 8.25%/D)	12/23/2005	4,755	2,853	$0.60	(4)(14)
		Junior secured loan ($2,086 par due 12/2012)	11.5% (Base Rate + 8.25%/D)	12/23/2005	2,086	1,252	$0.60	(3)(4)(14)
		Junior secured loan ($4,755 par due 12/2012)	13.48% (Libor + 9.50%/A)	12/23/2005	4,755	2,853	$0.60	(4)(14)
		Junior secured loan ($2,086 par due 12/2012)	13.48% (Libor + 9.50%/A)	12/23/2005	2,086	1,252	$0.60	(3)(4)(14)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Mactec, Inc.	Engineering and environmental services	Class B-4 stock (16 shares)		11/3/2004	—	—	$—	(5)
		Class C stock (5,556 shares)		11/3/2004	—	150	$27.00	(5)

Sigma International Group, Inc.	Water treatment parts manufacturer	Junior secured loan ($1,833 par due 10/2013)	15.00% (Libor + 7.00%/M)	10/11/2007	1,833	1,375	$0.75	(2)(15)
		Junior secured loan ($4,000 par due 10/2013)	15.00% (Libor + 7.00%/M)	10/11/2007	4,000	3,000	$0.75	(3)(15)
		Junior secured loan ($2,750 par due 10/2013)	15.00% (Libor + 7.00%/Q)	11/1/2007	2,750	2,063	$0.75	(2)(15)
		Junior secured loan ($6,000 par due 10/2013)	15.00% (Libor + 7.00%/Q)	11/1/2007	6,000	4,500	$0.75	(3)(15)
		Junior secured loan ($917 par due 10/2013)	15.00% (Libor + 7.00%/B)	11/6/2007	917	688	$0.75	(2)(15)
		Junior secured loan ($2,000 par due 10/2013)	15.00% (Libor + 7.00%/B)	11/6/2007	2,000	1,500	$0.75	(3)(15)

Waste Pro USA, Inc.	Waste management services	Senior subordinated loan ($23,000 par due 11/2013)	13.75%	11/9/2006	23,000	23,000	$1.00	(2)
		Preferred stock (15,000 shares)	14.00% PIK	11/9/2006	15,000	15,000	$1,000.00	(4)
		Warrants to purchase 682,671 shares		11/9/2006	—	10,000	$14.65	(5)

Wastequip, Inc.(6)	Waste management equipment manufacturer	Senior subordinated loan ($12,991 par due 2/2015)	10.00% Cash, 2.00% PIK	2/5/2007	12,991	5,196	$0.40	(4)
		Common stock (13,889 shares)		2/2/2007	1,389	—	$—	(5)
					83,562	74,682			6.86%

Printing, Publishing and Media
Canon Communications LLC	Print publications services	Junior secured loan ($11,847 par due 11/2011)	13.75% (Base Rate + 8.75% Cash, 2.00% PIK/Q)	5/25/2005	11,847	11,136	$0.94	(2)(15)
		Junior secured loan ($12,073 par due 11/2011)	13.75% (Base Rate + 8.75% Cash, 2.00% PIK/Q)	5/25/2005	12,073	11,349	$0.94	(3)(15)

Courtside Acquisition Corp.	Community newspaper publisher	Senior subordinated loan ($34,295 par due 6/2014)	17.00% PIK	6/29/2007	34,295	—	$—	(4)(14)

LVCG Holdings LLC(7)	Commercial printer	Membership interests (56.53% interest)		10/12/2007	6,600	3,960		(5)

National Print Group, Inc.	Printing management services	Senior secured revolving loan ($343 par due 3/2012)	8.25% (Base Rate + 5.00%/D)	3/2/2006	343	165	$0.48	(15)
		Senior secured revolving loan ($1,826 par due 3/2012)	9.00% (Base Rate + 5.00%/D)	3/2/2006	1,826	877	$0.48	(15)
		Senior secured loan ($6,942 par due 3/2012)	16.00% (Base Rate + 6.00 Cash, 7.00% PIK/S)	3/2/2006	6,942	3,332	$0.48	(3)(15)(4)
		Senior secured loan ($1,405 par due 3/2012)	16.00% (Base Rate + 6.00 Cash, 6.00% PIK/D)	3/2/2006	1,405	674	$0.48	(3)(15)(4)
		Preferred stock (9,344 shares)		3/2/2006	2,000	—	$—	(5)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
The Teaching Company, LLC and The Teaching Company Holdings, Inc. (11)	Education publications provider	Senior secured loan ($18,000 par due 9/2012)	10.50%	9/29/2006	18,000	17,640	$0.98	(2)(11)
		Senior secured loan ($10,000 par due 9/2012)	10.50%	9/29/2006	10,000	9,800	$0.98	(3)(11)
		Preferred stock (29,969 shares)	8.00%	9/29/2006	2,997	2,997	$100.00	(5)
		Common stock (15,393 shares)		9/29/2006	3	3	$0.19	(5)
					108,331	61,933			5.69%

Aerospace & Defense
AP Global Holdings, Inc.	Safety and security equipment manufacturer	Senior secured loan ($7,813 par due 10/2013)	4.81% (Libor + 4.50%/M)	11/8/2007	7,671	7,032	$0.90	(3)

ILC Industries, Inc.	Industrial products provider	Junior secured loan ($12,000 par due 8/2012)	11.50%	6/27/2006	12,000	12,000	$1.00	(3)

Thermal Solutions LLC and TSI Group, Inc.	Thermal management and electronics packaging manufacturer	Senior secured loan ($681 par due 3/2011)	4.10% (Libor + 3.50%/Q)	3/28/2005	681	654	$0.96	(3)
		Senior secured loan ($2,748 par due 3/2012)	4.60% (Libor + 4.00%/Q)	3/28/2005	2,748	2,501	$0.91	(3)
		Senior subordinated notes ($2,106 par due 9/2012)	11.50% Cash, 2.75% PIK	3/28/2005	2,095	2,043	$0.97	(4)
		Senior subordinated notes ($3,325 par due 9/2012)	11.50% Cash, 2.75% PIK	3/28/2005	3,308	3,225	$0.97	(2)(4)
		Senior subordinated notes ($2,679 par due 3/2013)	11.50% Cash, 2.50% PIK	3/21/2006	2,679	2,599	$0.97	(2)(4)
		Preferred stock (71,552 shares)		3/28/2005	716	716	$10.01	(5)
		Common stock (1,460,246 shares)		3/28/2005	15	15	$0.01	(5)

Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Junior secured loan ($16,000 par due 7/2014)	15.00%	1/17/2008	16,000	16,000	$1.00
		Junior secured loan ($12,000 par due 7/2014)	15.00%	1/17/2008	12,000	12,000	$1.00	(3)
		Preferred stock (15,430 shares)		1/17/2008	1,912	1,530	$67.18	(5)
		Common stock (151,439 shares)		1/17/2008	188	150	$0.99	(5)
					62,013	60,465			5.55%

Consumer Products—Non-Durable
Innovative Brands, LLC	Consumer products and personal care manufacturer	Senior secured loan ($9,276 par due 9/2011)	14.50%	10/12/2006	9,276	9,276	$1.00
		Senior secured loan ($8,563 par due 9/2011)	14.50%	10/12/2006	8,563	8,563	$1.00	(3)

Making Memories Wholesale, Inc.(6)	Scrapbooking branded products manufacturer	Senior secured loan ($21,509 par due 3/2011)	8.25% (Base Rate + 5.00%/D)	5/5/2005	11,953	11,830	$0.55	(14)
		Senior subordinated loan ($16,250 par due 5/2012)	10.50% Cash, 4.00% PIK	5/5/2005	10,465	—	$—	(4)(14)
		Preferred stock (4,259 shares)		5/5/2005	3,759	—	$—	(5)

Shoes for Crews, LLC	Safety footwear and slip-related mat manufacturer	Senior secured loan ($437 par due 7/2010)	4.10% (Libor + 3.50%/Q)	10/8/2004	440	437	$1.00	(3)

The Thymes, LLC(7)	Cosmetic products manufacturer	Preferred stock (6,283 shares)	8.00% PIK	6/21/2007	6,283	5,653	$899.73	(4)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Common stock (5,400 shares)		6/21/2007	—	—	$—	(5)

Wear Me Apparel, LLC(6)	Clothing manufacturer	Senior subordinated notes ($27,441 par due 4/2013)	17.50% PIK	4/2/2007	24,110	13,268	$0.48	(4)(14)
		Common stock (10,000 shares)		4/2/2007	10,000	—	$—	(5)
					84,849	49,027			4.50%

Telecommunications
American Broadband Communications, LLC and American Broadband Holding Company	Broadband communication services	Senior subordinated loan ($33,332 par due 11/2014)	18.00% (10.00% Cash, 8.00% PIK)	2/8/2008	33,332	33,332	$1.00	(4)
		Senior subordinated loan ($8,411 par due 11/2014)	18.00% (10.00% Cash, 8.00% PIK)	11/7/2007	8,411	8,411	$1.00	(4)
		Warrants to purchase 170 shares		11/7/2007	—	—	$—	(5)
					41,743	41,743			3.83%

Cargo Transport
The Kenan Advantage Group, Inc.	Fuel transportation provider	Senior subordinated notes ($25,451 par due 12/2013)	9.50% Cash, 3.50% PIK	12/15/2005	25,451	24,433	$0.96	(2)(4)
		Senior secured loan ($2,413 par due 12/2011)	3.06% (Libor + 2.75%/M)	12/15/2005	2,413	2,244	$0.93	(3)
		Preferred stock (10,984 shares)		12/15/2005	1,098	1,459	$132.83	(4)(5)
		Common stock (30,575 shares)		12/15/2005	31	41	$1.34	(5)
					28,993	28,177			2.59%

Containers-Packaging
Industrial Container Services, LLC(6)	Industrial container manufacturer, reconditioner and servicer	Senior secured revolving loan ($1,033 par due 9/2011)	4.32% (Libor + 4.00%/M)	6/21/2006	1,033	981	$0.95
		Senior secured revolving loan ($578 par due 9/2011)	5.75% (Base Rate + 2.50%/D)	6/21/2006	578	549	$0.95
		Senior secured loan ($455 par due 9/2011)	4.31% (Libor + 4.00%/M)	6/21/2006	455	432	$0.95	(2)
		Senior secured loan ($6,972 par due 9/2011)	4.31% (Libor + 4.00%/M)	6/21/2006	6,972	6,623	$0.95	(3)
		Senior secured loan ($79 par due 9/2011)	4.32% (Libor + 4.00%/M)	6/21/2006	79	75	$0.95	(2)
		Senior secured loan ($1,214 par due 9/2011)	4.32% (Libor + 4.00%/M)	6/21/2006	1,214	1,154	$0.95	(3)
		Senior secured loan ($244 par due 9/2011)	4.32% (Libor + 4.00%/M)	6/21/2006	244	232	$0.95	(2)
		Senior secured loan ($3,738 par due 9/2011)	4.32% (Libor + 4.00%/M)	6/21/2006	3,738	3,551	$0.95	(3)
		Senior secured loan ($98 par due 9/2011)	4.32% (Libor + 4.00%/M)	6/21/2006	98	93	$0.95	(2)
		Senior secured loan ($1,495 par due 9/2011)	4.32% (Libor + 4.00%/M)	6/21/2006	1,495	1,420	$0.95	(3)
		Common stock (1,800,000 shares)		9/29/2005	1,800	9,100	$5.06	(5)
					17,706	24,210			2.22%

Computers and Electronics
RedPrairie Corporation	Software manufacturer	Junior secured loan ($3,300 par due 1/2013)	7.51% (Libor + 6.50%/Q)	7/13/2006	3,300	3,069	$0.93	(2)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Junior secured loan ($12,000 par due 1/2013)	7.51% (Libor + 6.50%/Q)	7/13/2006	12,000	11,160	$0.93	(3)

TZ Merger Sub, Inc.	Computers and Electronics	Senior secured loan ($4,842 par due 07/2015)	7.50% (Libor + 4.50%/Q)	6/15/2009	4,735	4,746	$0.98	(2)(15)

X-rite, Incorporated	Artwork software manufacturer	Junior secured loan ($3,097 par due 7/2013)	13.63% (Libor + 10.38%/Q)	7/6/2006	3,097	3,097	$1.00	(15)
		Junior secured loan ($7,743 par due 7/2013)	13.63% (Libor + 10.38%/Q)	7/6/2006	7,743	7,743	$1.00	(3)(15)
		Junior secured loan ($1 par due 7/2013)	14.38% (Libor + 10.38%/D)	7/6/2006	1	1	$1.00	(15)
		Junior secured loan ($1 par due 7/2013)	14.38% (Libor + 10.38%/D)	7/6/2006	1	1	$1.00	(3)(15)
					30,877	29,817			2.74%

Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	Senior secured loan ($1,000 par due 10/2013)	4.81% (Libor + 4.50%/M)	10/11/2007	1,000	880	$0.88	(13)
		Senior secured loan ($1,750 par due 10/2013)	4.82% (Libor + 4.50%/M)	10/11/2007	1,750	1,540	$0.88	(13)
		Senior secured loan ($12,451 par due 10/2013)	4.81% (Libor + 4.50%/M)	10/11/2007	12,451	10,957	$0.88	(2)(13)
		Senior secured loan ($11,455 par due 10/2013)	4.81% (Libor + 4.50%/M)	10/11/2007	11,455	10,081	$0.88	(3)(13)
		Senior secured loan ($49 par due 10/2013)	7.75% (Base Rate + 4.50%/D)	10/11/2007	49	43	$0.88	(2)(13)
		Senior secured loan ($45 par due 10/2013)	7.75% (Base Rate + 4.50%/D)	10/11/2007	45	39	$0.88	(3)(13)
					26,750	23,540			2.16%

Grocery
Planet Organic Health Corp.(8)	Organic grocery store operator	Junior secured loan ($840 par due 7/2014)	7.81% (Libor + 7.50%/M)	7/3/2007	840	798	$0.95
		Junior secured loan ($10,014 par due 7/2014)	7.81% (Libor + 7.50%/M)	7/3/2007	10,014	9,514	$0.95	(3)
		Senior subordinated loan ($11,250 par due 7/2012)	11.00% Cash, 2.00% PIK	7/3/2007	11,250	9,563	$0.85	(2)(4)
					22,104	19,875			1.83%

Consumer Products—Durable
Direct Buy Holdings, Inc. and Direct Buy Investors, LP(6)	Membership-based buying club franchisor and operator	Senior secured loan ($2,281 par due 11/2012)	6.82% (Libor + 6.50%/M)	12/14/2007	2,189	1,710	$0.75
		Partnership interests (19.31% interest)		11/30/2007	10,000	2,500		(5)
					12,189	4,210			0.39%

Housing—Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,956 par due 3/2011)	14.00% Cash, 2.00% PIK	10/8/2004	9,005	448	$0.05	(2)(4)(14)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Common stock (2,743 shares)		10/8/2004	753	—	$—	(5)
		Warrants to purchase 4,464 shares		10/8/2004	653	—	$—	(5)
					10,411	448			0.04%
					$2,272,976	$1,962,471

(1)  Other than our investments in HCP Acquisition Holdings, LLC, Ivy Hill Middle Market Credit Fund, Ltd., LVCG Holdings LLC, R3 Education, Inc., Reflexite Corporation and The Thymes, LLC, we do not “Control” any of our portfolio companies, as defined in the Investment Company Act. In general, under the Investment Company Act, we would “Control” a portfolio company if we owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. All of our portfolio company investments are subject to legal restrictions on sales which as of June 30, 2009 represented 180% of the Company’s net assets.

(2)  These assets are owned by the Company’s wholly owned subsidiary Ares Capital CP, are pledged as collateral for the CP Funding Facility and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than Ares Capital CP’s obligations under the CP Funding Facility (see Note 7 to the consolidated financial statements). Unless otherwise noted, as of June 30, 2009, all other investments were pledged as collateral for the Revolving Credit Facility (see Note 7 to the consolidated financial statements).

(3)  Pledged as collateral for the ARCC CLO. Unless otherwise noted, as of June 30, 2009, all other investments were pledged as collateral for the Revolving Credit Facility (see Note 7 to the consolidated financial statements).

(4)  Has a payment-in-kind interest feature (see Note 2 to the consolidated financial statements).

(5)  Non-income producing at June 30, 2009.

(6)  As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the six months ended June 30, 2009 in which the issuer was an Affiliate (but not a portfolio company that we “Control”) are as follows (in thousands):

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
Apple & Eve, LLC and US Juice Partners, LLC	$4,500	$12,730	$—	$2,525	$—	$—	$13	$—	$8,236
Carador, PLC	$—	$—	$—	$—	$—	$137	$—	$—	$(2,667)
Campus Management Corp. and Campus Management Acquisition Corp.	$—	$2,309	$15,000	$3,143	$—	$—	$33	$(482)	$—
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC	$—	$—	$—	$516	$—	$—	$—	$—	$(371)
Direct Buy Holdings, Inc. and Direct Buy Investors LP	$—	$—	$—	$58	$—	$—	$—	$—	$(4,000)
Firstlight Financial Corporation	$—	$—	$—	$2,613	$—	$—	$1,317	$—	$(11,009)
Imperial Capital Group, LLC	$206	$—	$—	$—	$—	$—	$—	$—	$—
Industrial Container Services, LLC	$4,750	$7,142	$—	$373	$—	$—	$80	$—	$(795)
Investor Group Services, LLC	$—	$750	$—	$—	$—	$—	$12	$—	$—
Making Memories Wholesale, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$(258)
Pillar Holdings LLC and PHL Holding Co.	$—	$2,692	$—	$1,474	$—	$—	$16	$—	$945
Primis Marketing Group, Inc. and Primis Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
R3 Education, Inc.	$13,000	$17,075	$—	$549	$—	$—	$14	$—	$86
Universal Trailer Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
VSS-Tranzact Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
Wastequip, Inc.	$—	$—	$—	$777	$—	$—	$—	$—	$(2,651)
Wear Me Apparel, LLC	$—	$—	$—	$75	$—	$—	$—	$—	$1,212

(7)  As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). In addition, as defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the six months ended June 30, 2009 in which the issuer was both an Affiliate and a portfolio company that we Control are as follows (in thousands):

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
HCP Acquisition Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(375)
Ivy Hill Asset Management, LP	$3,816	$—	$—	$—	$—	$—	$—	$—	$8,000
Ivy Hill Middle Market Credit Fund, Ltd.	$—	$188	$—	$3,017	$—	$—	$1,236	$—	$—
LVCG Holdings, LLC	$—	$—	$—	$—	$—	$—	$50	$—	$(4,540)
R3 Education, Inc.	$15,613	$5,437	$—	$506	$—	$—	$17	$—	$(36)
Reflexite Corporation	$7,800	$—	$2,000	$1,321	$194	$—	$71	$—	$(10,603)
The Thymes, LLC	$—	$—	$—	$249	$—	$—	$—	$—	$628

(8)  Non-U.S. company or principal place of business outside the U.S. and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

(9)  Non-registered investment company.

(10)  A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either Libor or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually (A), semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D).  For each such loan, we have provided the interest rate in effect at June 30, 2009.

(11)  In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.50% on $20.3 million aggregate principal amount of the portfolio company’s senior term debt previously syndicated by us.

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

(14)  Loan was on non-accrual status as of June 30, 2009.

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2008

(dollar amounts in thousands, except per unit data)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Healthcare—Services
American Renal Associates, Inc.	Dialysis provider	Senior secured loan ($1,443 par due 12/2010)	4.72% (Libor + 3.25%/Q)	12/14/2005	$1,443	$1,399	$0.97	(3)
		Senior secured loan ($180 par due 12/2010)	5.00% (Base Rate + 1.75%/D)	12/14/2005	180	175	$0.97	(3)
		Senior secured loan ($5,705 par due 12/2011)	4.72% (Libor + 3.25%/Q)	12/14/2005	5,705	5,534	$0.97	(3)
		Senior secured loan ($34 par due 12/2011)	5.00% (Base Rate + 1.75%/D)	12/14/2005	34	33	$0.97	(3)
		Senior secured loan ($262 par due 12/2011)	4.72% (Libor + 3.25%/Q)	12/14/2005	262	254	$0.97	(3)
		Senior secured loan ($2,620 par due 12/2011)	7.30% (Libor + 3.25% /Q)	12/14/2005	2,620	2,541	$0.97	(3)

Capella Healthcare, Inc.	Acute care hospital operator	Junior secured loan ($70,000 par due 2/2016)	13.00%	2/29/2008	70,000	63,000	$0.90
		Junior secured loan ($25,000 par due 2/2016)	13.00%	2/29/2008	25,000	22,500	$0.90	(2)

CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC(6)	Healthcare analysis services	Preferred stock (7,427 shares)	14.00% PIK	6/15/2007	7,427	7,427	$1,000.00	(4)
		Common stock (9,679 shares)		6/15/2007	4,000	5,382	$556.05	(5)
		Common stock (1,546 shares)		6/15/2007	—	—	$—	(5)

DSI Renal, Inc.	Dialysis provider	Senior secured revolving loan ($142 par due 3/2013)	6.25% (Base Rate + 3.00%/D)	4/4/2006	142	127	$0.89
		Senior secured revolving loan ($3,520 par due 3/2013)	3.47% (Libor + 3.00%/M)	4/4/2006	3,520	3,168	$0.90
		Senior secured revolving loan ($1,120 par due 3/2013)	3.47% (Libor + 3.00%/M)	4/4/2006	1,120	1,008	$0.90
		Senior secured revolving loan ($1,152 par due 3/2013)	4.50% (Libor + 3.00%/Q)	4/4/2006	1,152	1,037	$0.90
		Senior secured revolving loan ($1,600 par due 3/2013)	4.50% (Libor + 3.00%/Q)	4/4/2006	1,600	1,440	$0.90

		Senior subordinated note ($29,589 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/2006	29,658	21,896	$0.74	(4)
		Senior subordinated note ($26,927 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/2006	26,971	19,847	$0.73	(2)(4)
		Senior subordinated note ($12,211 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/2006	12,231	9,036	$0.74	(3)(4)

GG Merger Sub I, Inc.	Drug testing services	Senior secured loan ($23,330 par due 12/2014)	7.09% (Libor + 4.00%/S)	12/14/2007	22,426	18,938	$0.81

HCP Acquisition Holdings, LLC(7)	Healthcare compliance advisory services	Class A units (8,566,824 units)		6/26/2008	8,567	6,500	$0.76	(5)

Heartland Dental Care, Inc.	Dental services	Senior subordinated note ($40,217 par due 8/2013)	11.00% Cash, 3.25% PIK	7/31/2008	40,217	40,217	$1.00	(4)

MPBP Holdings, Inc., Cohr Holdings, Inc. and MPBP Acquisition Co., Inc.	Healthcare equipment services	Junior secured loan ($20,000 par due 1/2014)	9.19% (Libor + 6.25%/S)	1/31/2007	20,000	7,000	$0.35
		Junior secured loan ($12,000 par due 1/2014)	9.19% (Libor + 6.25%/S)	1/31/2007	12,000	4,200	$0.35	(3)
		Common stock (50,000 shares)		1/31/2007	5,000	—	$—	(5)

MWD Acquisition Sub, Inc.	Dental services	Junior secured loan ($5,000 par due 5/2012)	8.13% (Libor + 6.25%/M)	5/3/2007	5,000	4,250	$0.85	(3)
OnCURE Medical Corp.	Radiation oncology care provider	Senior subordinated note ($32,176 par due 8/2013)	11.00% Cash, 1.50% PIK	8/18/2006	32,176	28,935	$0.90	(4)
		Senior secured loan ($3,083 par due 8/2009)	4.75% (Libor + 3.50%/M)	8/18/2006	3,083	3,000	$0.97	(3)
		Common stock (857,143 shares)		8/18/2006	3,000	2,713	$3.17	(5)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Passport Health Communications, Inc., Passport Holding Corp. and Prism Holding Corp.	Healthcare technology provider	Senior secured loan ($12,935 par due 5/2014)	10.50% (Libor + 7.50%/S)	5/9/2008	12,935	12,671	$0.98	(15)
		Senior secured loan ($11,940 par due 5/2014)	10.50% (Libor + 7.50%/S)	5/9/2008	11,940	11,701	$0.98	(3)(15)
		Series A preferred stock (1,594,457 shares)		7/30/2008	9,900	9,902	$6.21	(5)
		Common stock (16,106 shares)		7/30/2008	100	100	$6.21	(5)

PG Mergersub, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Senior subordinated loan ($5,000 par due 3/2016)	12.50%	3/12/2008	4,901	4,750	$0.95
		Preferred stock (333 shares)		3/12/2008	333	333	$1,000.00	(5)
		Common stock (16,667 shares)		3/12/2008	167	167	$10.00	(5)

The Schumacher Group of Delaware, Inc.	Outsourced physician service provider	Senior subordinated loan ($35,849 par due 7/2012)	11.00% Cash, 2.50% PIK	7/18/2008	35,849	35,849	$1.00	(4)

Triad Laboratory Alliance, LLC	Laboratory services	Senior subordinated note ($15,354 par due 12/2012)	12.00% Cash, 1.75% PIK	12/21/2005	15,354	14,894	$0.97	(4)
		Senior secured loan ($2,473 par due 12/2011)	4.71% (Libor + 3.25%/Q)	12/21/2005	2,473	2,201	$0.89	(3)

VOTC Acquisition Corp.	Radiation oncology care provider	Senior secured loan ($3,068 par due 7/2012)	11.00% Cash, 2.00% PIK	6/30/2008	3,068	3,068	$1.00	(4)
		Senior secured loan ($14,000 par due 7/2012)	11.00% Cash, 2.00% PIK	6/30/2008	14,000	14,000	$1.00	(4)
		Series E preferred shares (3,888,222 shares)		7/14/2008	8,749	6,561	$1.69	(5)
					464,303	397,754			36.33%

Education
Campus Management Corp. and Campus Management Acquisition Corp.(6)	Education software developer	Senior secured revolving loan ($2,309 par due 8/2013)	13.00%	2/8/2008	2,309	2,309	$1.00
		Senior secured loan ($19,924 par due 8/2013)	13.00%	2/8/2008	19,924	19,924	$1.00
		Senior secured loan ($25,108 par due 8/2013)	13.00%	2/8/2008	25,108	25,108	$1.00	(2)
		Senior secured loan ($12,019 par due 8/2013)	13.00%	2/8/2008	12,019	12,019	$1.00
		Preferred stock (493,147 shares)	8.00% PIK	2/8/2008	8,952	12,000	$24.33	(4)

ELC Acquisition Corporation	Developer, manufacturer and retailer of educational products	Senior secured loan ($242 par due 11/2012)	5.45% (Libor + 3.25%/Q)	11/30/2006	243	219	$0.90	(3)
		Junior secured loan ($8,333 par due 11/2013)	7.47% (Libor + 7.00%/M)	11/30/2006	8,333	7,500	$0.90	(3)

Instituto de Banca y Comercio, Inc.(8)	Private school operator	Senior secured revolving loan ($1,643 par due 3/2014)	5.00% (Libor + 3.00%/Q)	3/15/2007	1,643	1,643	$1.00
		Senior secured loan ($7,500 par due 3/2014)	8.42% (Libor + 5.00%/Q)	3/15/2007	7,500	7,500	$1.00
		Senior secured loan ($7,266 par due 3/2014)	8.42% (Libor + 5.00%/Q)	3/15/2007	7,266	7,266	$1.00
		Senior secured loan ($4,987 par due 3/2014)	8.42% (Libor + 5.00%/Q)	3/15/2007	4,987	4,987	$1.00	(2)
		Senior secured loan ($11,820 par due 3/2014)	8.42% (Libor + 5.00%/Q)	3/15/2007	11,820	11,820	$1.00	(3)
		Senior subordinated loan ($19,641 par due 6/2014)	10.50% Cash, 3.50% PIK	6/4/2008	19,641	19,641	$1.00	(4)
		Promissory note ($429 par due 9/2015)	6.00%	6/4/2008	429	1,714	$4.00
		Preferred stock (214,286 shares)		6/4/2008	1,018	4,072	$19.00	(5)
		Common stock (214,286 shares)		6/4/2008	54	214	$1.00	(5)

Lakeland Finance, LLC	Private school operator	Senior secured note ($18,000 par due 12/2012)	11.50%	12/13/2005	18,000	16,920	$0.94
		Senior secured note ($15,000 par due 12/2012)	11.50%	12/13/2005	15,000	14,100	$0.94	(2)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
R3 Education, Inc. (formerly known as Equinox EIC Partners, LLC and MUA Management Company, Ltd.)(7)(8)	Medical school operator	Senior secured revolving loan ($3,850 par due 12/2012)	8.25% (Base Rate + 5.00%/D)	4/3/2007	3,850	3,773	$0.98
		Senior secured revolving loan ($1,250 par due 12/2012)	8.25% (Base Rate + 5.00%/D)	4/3/2007	1,250	1,225	$0.98
		Senior secured loan ($3,024 par due 12/2012)	6.46% (Libor + 6.00%/M)	4/3/2007	3,024	2,963	$0.98	(2)
		Senior secured loan ($14,113 par due 12/2012)	6.46% (Libor + 6.00%/M)	9/21/2007	14,113	13,830	$0.98	(2)
		Senior secured loan ($7,350 par due 12/2012)	9.09% (Libor + 6.00%/S)	4/3/2007	7,350	7,203	$0.98	(3)
		Common membership interest (26.27% interest)		9/21/2007	15,800	20,785		(5)
		Preferred stock (800 shares)			200	200	$250.00	(5)
					209,833	218,935			20.00%

Restaurants and Food Services
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($1,381 par due 11/2013)	5.75% (Base Rate + 2.50%/D)	11/27/2006	1,381	1,313	$0.95
		Senior secured revolving loan ($2,005 par due 11/2013)	6.61% (Libor + 3.00% Cash, 0.50% PIK/S)	11/27/2006	2,005	1,905	$0.95	(4)
		Senior secured loan ($2 par due 11/2012)	12.00% (Base Rate + 7.5%/D)	11/27/2006	2	2	$1.00
		Senior secured loan ($1 par due 11/2012)	12.00% (Base Rate + 7.5%/D)	11/27/2006	1	1	$1.00	(3)
		Senior secured loan ($22,656 par due 11/2012)	11.61% (Libor + 7.50% Cash, 1.00% PIK/S)	11/27/2006	22,912	21,520	$0.94	(4)
		Senior secured loan ($992 par due 11/2012)	11.61% (Libor + 7.50% Cash, 1.00% PIK/S)	11/27/2006	992	942	$0.95	(2)(4)
		Senior secured loan ($11,081 par due 11/2012)	11.61% (Libor + 7.50% Cash, 1.00% PIK/S)	11/27/2006	11,075	10,529	$0.95	(3)(4)
		Promissory note ($12,079 par due 11/2016)	10.00% PIK	6/1/2006	12,067	12,067	$1.00	(4)
		Warrants to purchase 0.61 shares		6/1/2006	—	—	$—	(5)

Encanto Restaurants, Inc.(8)	Restaurant owner and operator	Junior secured loan ($21,184 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/2006	21,184	19,084	$0.90	(2)(4)
		Junior secured loan ($4,035 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/2006	4,035	3,635	$0.90	(3)(4)
OTG Management, Inc.	Airport restaurant operator	Junior secured loan ($15,312 par due 6/2013)	18.00% (Libor + 11.00% Cash, 4.00% PIK/M)	6/19/2008	15,312	15,312	$1.00	(4)(15)
		Warrants to purchase up to 9 shares of common stock			—	—	$—	(5)

Vistar Corporation and Wellspring Distribution Corp.	Food service distributor	Senior subordinated loan ($48,625 par due 5/2015)	13.50%	5/23/2008	48,625	46,680	$0.96
		Senior subordinated loan ($25,000 par due 5/2015)	13.50%	5/23/2008	25,000	24,000	$0.96	(2)
		Class A non-voting common stock (1,366,120 shares)		5/23/2008	7,500	3,500	$2.56	(5)
					172,091	160,490			14.66%

Beverage, Food and Tobacco
3091779 Nova Scotia Inc.(8)	Baked goods manufacturer	Junior secured loan (Cdn$14,058 par due 11/2012)	11.50% Cash, 1.50% PIK	11/2/2007	14,904	10,961	$0.74	(4)(12)
		Warrants to purchase 57,545 shares			—	—	$—	(5)

Apple & Eve, LLC and US Juice Partners, LLC(6)	Juice manufacturer	Senior secured revolving loan ($8,000 par due 10/2013)	7.90% (Libor + 6.00%/M)	10/5/2007	8,000	6,400	$0.80
		Senior secured loan ($10,637 par due 10/2013)	6.47% (Libor + 6.00%/M)	10/5/2007	10,637	8,509	$0.80
		Senior secured loan ($19,976 par due 10/2013)	6.47% (Libor + 6.00%/M)	10/5/2007	19,976	15,981	$0.80	(2)
		Senior secured loan ($10,805 par due 10/2013)	6.47% (Libor + 6.00%/M)	10/5/2007	10,805	8,644	$0.80	(3)
		Senior units (50,000 units)		10/5/2007	5,000	2,500	$50.00	(5)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Best Brands Corporation	Baked goods manufacturer	Senior secured loan ($10,971 par due 12/2012)	10.43% (Libor + 4.50% Cash, 4.50% PIK/M)	2/15/2008	9,501	9,326	$0.86	(4)
		Junior secured loan ($4,319 par due 6/2013)	10.00% Cash, 8.00% PIK	12/14/2006	4,307	3,883	$0.90	(4)
		Junior secured loan ($26,400 par due 6/2013)	10.00% Cash, 8.00% PIK	12/14/2006	26,308	23,729	$0.90	(2)(4)
		Junior secured loan ($12,201 par due 6/2013)	10.00% Cash, 8.00% PIK	12/14/2006	12,164	10,969	$0.90	(3)(4)

Bumble Bee Foods, LLC and BB Co-Invest LP	Canned seafood manufacturer	Senior subordinated loan ($40,706 par due 11/2018)	16.25% (12.00% Cash, 4.25% Optional PIK)	11/18/2008	40,706	40,706	$1.00	(4)
		Common stock (4,000 shares)		11/18/2008	4,000	4,000	$1,000.00	(5)

Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated note ($5,547 par due 2/2013)	12.00% PIK	2/6/2008	5,547	5,547	$1.00	(2)(4)
		Preferred stock (6,258 shares)		9/1/2006	2,500	2,500	$399.49	(5)
					174,355	153,655			14.03%

Services—Other
American Residential Services, LLC	Plumbing, heating and air-conditioning services	Junior secured loan ($20,201 par due 4/2015)	10.00% Cash, 2.00% PIK	4/17/2007	20,201	18,180	$0.90	(2)(4)

Diversified Collection Services, Inc.	Collections services	Senior secured loan ($11,809 par due 8/2011)	8.50% (Libor + 5.75%/M)	2/2/2005	9,715	11,219	$0.95
		Senior secured loan ($4,203 par due 8/2011)	8.50% (Libor + 5.75%/M)	2/2/2005	4,209	3,993	$0.95	(3)
		Senior secured loan ($1,837 par due 2/2011)	11.25% (Libor + 8.50%/M)	2/2/2005	1,837	1,653	$0.90	(2)
		Senior secured loan ($7,125 par due 8/2011)	11.25% (Libor + 8.50%/M)	2/2/2005	7,125	6,412	$0.90	(3)
		Preferred stock (14,927 shares)		5/18/2006	169	109	$7.30	(5)
		Common stock (114,004 shares)		2/2/2005	295	414	$3.63	(5)

GCA Services Group, Inc.	Custodial services	Senior secured loan ($25,000 par due 12/2011)	12.00%	12/15/2006	25,000	25,000	$1.00	(2)
		Senior secured loan ($2,965 par due 12/2011)	12.00%	12/15/2006	2,965	2,965	$1.00
		Senior secured loan ($11,186 par due 12/2011)	12.00%	12/15/2006	11,186	11,186	$1.00	(3)
Growing Family, Inc. and GFH Holdings, LLC	Photography services	Senior secured revolving loan ($1,513 par due 8/2011)	11.34% (Libor + 3.00% Cash, 4.00% PIK/Q)	3/16/2007	1,513	756	$0.50	(4)
		Senior secured loan ($11,188 par due 8/2011)	13.84% (Libor + 3.50% Cash, 6.00% PIK/Q)	3/16/2007	11,188	5,594	$0.50	(4)
		Senior secured loan ($372 par due 8/2011)	5.25% (Libor + 3.50% Cash, 6.00% PIK/Q)	3/16/2007	372	186	$0.50
		Senior secured loan ($3,575 par due 8/2011)	16.34% (Libor + 6.00% Cash, 6.00% PIK/Q)	3/16/2007	3,575	1,788	$0.50	(4)
		Senior secured loan ($147 par due 8/2011)	15.50% (Libor + 6.00% Cash, 6.00% PIK/Q)	3/16/2007	147	74	$0.50	(4)
		Common stock (552,430 shares)		3/16/2007	872	—	$—	(5)

NPA Acquisition, LLC	Powersport vehicle auction operator	Junior secured loan ($12,000 par due 2/2013)	8.58% (Libor + 6.75%/M)	8/23/2006	12,000	12,000	$1.00	(3)
		Common units (1,709 shares)		8/23/2006	1,000	2,300	$1,345.82	(5)

Web Services Company, LLC	Laundry service and equipment provider	Senior subordinated loan ($17,764 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	17,764	17,231	$0.97	(4)
		Senior subordinated loan ($25,160 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	25,160	24,330	$0.97	(2)(4)
					156,293	145,390			13.28%

Financial
Carador PLC(6)(8)(9)	Investment company	Ordinary shares (7,110,525 shares)		12/15/2006	9,033	4,266	$0.60	(5)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
CIC Flex, LP(9)	Investment partnership	Limited partnership units (1 unit)		9/7/2007	28	28	$28,000.00	(5)

Covestia Capital Partners, LP(9)	Investment partnership	Limited partnership interest (47% interest)		6/17/2008	1,059	1,059		(5)

Firstlight Financial Corporation(6)(9)	Investment company	Senior subordinated loan ($69,910 par due 12/2016)	10.00% PIK	12/31/2006	69,910	62,919	$0.90	(4)
		Common stock (10,000 shares)		12/31/2006	10,000	0	$—	(5)
		Common stock (30,000 shares)		12/31/2006	30,000	0	$—	(5)

Ivy Hill Middle Market Credit Fund, Ltd. (7)(8)(9)	Investment company	Class B deferrable interest notes ($40,000 par due 11/2018)	8.15% (Libor + 6.00%/Q)	11/20/2007	40,000	36,000	$0.90
		Subordinated notes ($16,000 par due 11/2018)		11/20/2007	16,000	14,400	$0.90	(5)

Imperial Capital Group, LLC and Imperial Capital Private Opportunities, LP(6)(9)	Investment banking services	Limited partnership interest (80% interest)		5/10/2007	584	584	$1.00	(5)
		Common units (7,710 units)		5/10/2007	14,997	14,997	$1,945.14	(5)
		Common units (2,526 units)		5/10/2007	3	3	$1.19	(5)
		Common units (315 units)		5/10/2007	—	—	$—	(5)

Partnership Capital Growth Fund I, LP(9)	Investment partnership	Limited partnership interest (25% interest)		6/16/2006	2,384	2,384		(5)

Trivergance Capital Partners, LP(9)	Investment partnership	Limited partnership interest (100% interest)		6/5/2008	723	723		(5)

VSC Investors LLC(9)	Investment company	Membership interest (4.63% interest)		1/24/2008	302	302		(5)
					195,023	137,665			12.57%

Business Services
Booz Allen Hamilton, Inc.	Strategy and technology consulting services	Senior secured loan ($748 par due 7/2015)	7.50% (Libor + 4.50%/S)	7/31/2008	733	658	$0.88	(3)
		Senior subordinated loan ($22,400 par due 7/2016)	11.00% Cash, 2.00% PIK	7/31/2008	22,177	19,040	$0.85	(2)(4)

Investor Group Services, LLC(6)	Financial services	Senior secured revolving loan ($750 par due 6/2011)	6.97% (Libor + 5.50%/Q)	6/22/2006	750	750	$1.00
		Limited liability company membership interest (10.00% interest)		6/22/2006	—	500	$5,000.00	(5)

Pillar Holdings LLC and PHL Holding Co.(6)	Mortgage services	Senior secured revolving loan ($375 par due 11/2013)	7.53% (Libor + 5.50%/B)	11/20/2007	375	375	$1.00
		Senior secured revolving loan ($938 par due 11/2013)	7.53% (Libor + 5.50%/B)	11/20/2007	938	938	$1.00
		Senior secured loan ($7,375 par due 5/2014)	14.50%	7/31/2008	7,375	7,375	$1.00
		Senior secured loan ($18,709 par due 11/2013)	7.53% (Libor + 5.50%/B)	11/20/2007	18,709	18,709	$1.00	(2)
		Senior secured loan ($11,678 par due 11/2013)	7.53% (Libor + 5.50%/B)	11/20/2007	11,678	11,678	$1.00	(3)
		Common stock (85 shares)		11/20/2007	3,768	5,267	$61,964.71	(5)

Primis Marketing Group, Inc. and Primis Holdings, LLC(6)	Database marketing services	Senior subordinated note ($10,222 par due 2/2013)	11.00% Cash, 2.50% PIK	8/24/2006	10,222	1,022	$0.10	(4)(14)
		Preferred units (4,000 units)		8/24/2006	3,600	—	$—	(5)
		Common units (4,000,000 units)		8/24/2006	400	—	$—	(5)

Prommis Solutions, LLC, E-Default Services, LLC, Statewide Tax and Title Services, LLC & Statewide Publishing Services, LLC (formerly known as MR Processing Holding Corp.)	Bankruptcy and foreclosure processing services	Senior subordinated note ($26,007 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/2007	26,007	24,713	$0.95	(4)
		Senior subordinated note ($26,109 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/2007	26,109	24,810	$0.95	(2)(4)
		Preferred stock (30,000 shares)		4/11/2006	3,000	4,000	$133.33	(5)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	250	$1.00	(5)

Summit Business Media, LLC	Business media consulting services	Junior secured loan ($10,000 par due 11/2013)	9.47% (Libor + 7.00%/M)	8/3/2007	10,000	6,000	$0.60	(3)

VSS-Tranzact Holdings, LLC(6)	Management consulting services	Common membership interest (8.51% interest)		10/26/2007	10,000	6,000		(5)
					156,091	132,085			12.06%

Retail
Apogee Retail, LLC	For-profit thrift retailer	Senior secured revolving loan ($390 par due 3/2012)	7.25% (Base Rate + 4.00%/D)	3/27/2007	390	390	$1.00
		Senior secured loan ($10,960 par due 11/2012)	12.00% Cash, 4.00% PIK	5/28/2008	10,960	10,960	$1.00	(4)
		Senior secured loan ($2,307 par due 3/2012)	8.71% (Libor + 5.25%/S)	3/27/2007	2,307	2,053	$0.89
		Senior secured loan ($24,637 par due 3/2012)	8.71% (Libor + 5.25%/S)	3/27/2007	24,637	21,927	$0.89	(2)
		Senior secured loan ($11,790 par due 3/2012)	8.71% (Libor + 5.25%/S)	3/27/2007	11,790	10,493	$0.89	(3)
		Senior secured loan ($4,876 par due 3/2012)	7.64% (Libor + 5.25%/Q)	3/27/2007	4,876	4,340	$0.89

Dufry AG(8)	Retail newstand operator	Common stock (39,056 shares)		3/28/2008	3,000	1,050	$26.88	(5)

Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Senior subordinated note ($6,000 par due 8/2014)	10.00% Cash, 2.00% PIK	8/8/2006	6,000	5,700	$0.95	(4)
		Senior subordinated note ($22,000 par due 8/2014)	10.00% Cash, 2.00% PIK	8/8/2006	22,000	20,900	$0.95	(2)(4)
		Common stock (1,170,182 shares)		8/8/2006	4,500	5,301	$4.53	(5)

Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($4,506 par due 9/2012)	7.00% (Base Rate + 3.75%/D)	9/28/2006	4,506	3,470	$0.77	(3)
		Senior secured loan ($25,192 par due 9/2012)	15.00% (Base Rate + 9.75%/D)	9/28/2006	25,189	18,651	$0.74	(2)
		Senior secured loan ($3,095 par due 9/2012)	15.00% (Base Rate + 9.75%/D)	9/28/2006	3,094	2,291	$0.74
		Senior secured loan ($7,273 par due 9/2012)	15.00% (Base Rate + 9.75%/D)	9/28/2006	7,273	5,385	$0.74	(3)
		Preferred stock (80 shares)		9/28/2006	1,800	—	$—	(5)
		Common stock (800 shares)		9/28/2006	200	—	$—	(5)
					132,522	112,911			10.31%

Environmental Services
AWTP, LLC	Water treatment services	Junior secured loan ($402 par due 12/2012)	8.97% (Libor + 7.50% Cash, 1.00% PIK/Q)	12/23/2005	402	322	$0.80	(4)
		Junior secured loan ($3,018 par due 12/2012)	8.97% (Libor + 7.50% Cash, 1.00% PIK/Q)	12/23/2005	3,018	2,414	$0.80	(3)(4)
		Junior secured loan ($805 par due 12/2012)	11.48% (Libor + 7.50% Cash, 1.00% PIK/A)	12/23/2005	805	644	$0.80	(4)
		Junior secured loan ($6,036 par due 12/2012)	11.48% (Libor + 7.50% Cash, 1.00% PIK/A)	12/23/2005	6,036	4,829	$0.80	(3)(4)
		Junior secured loan ($402 par due 12/2012)	9.35% (Libor + 7.50% Cash, 1.00% PIK/A)	12/23/2005	402	322	$0.80	(4)
		Junior secured loan ($3,018 par due 12/2012)	9.35% (Libor + 7.50% Cash, 1.00% PIK/A)	12/23/2005	3,018	2,414	$0.80	(3)(4)

Mactec, Inc.	Engineering and environmental services	Class B-4 stock (16 shares)		11/3/2004	—	—	$27.00	(5)
		Class C stock (5,556 shares)		11/3/2004	—	150	$27.00	(5)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Sigma International Group, Inc.	Water treatment parts manufacturer	Junior secured loan ($1,833 par due 10/2013)	9.55% (Libor + 7.50%/Q)	10/11/2007	1,833	1,558	$0.85	(2)
		Junior secured loan ($4,000 par due 10/2013)	9.55% (Libor + 7.50%/Q)	10/11/2007	4,000	3,400	$0.85	(3)
		Junior secured loan ($2,750 par due 10/2013)	7.97% (Libor + 7.50/M)	11/1/2007	2,750	2,338	$0.85	(2)
		Junior secured loan ($6,000 par due 10/2013)	7.97% (Libor + 7.50/M)	11/1/2007	6,000	5,100	$0.85	(3)
		Junior secured loan ($917 par due 10/2013)	9.40% (Libor + 7.50%/M)	11/6/2007	917	779	$0.85	(2)
		Junior secured loan ($2,000 par due 10/2013)	9.40% (Libor + 7.50%/M)	11/6/2007	2,000	1,700	$0.85	(3)

Waste Pro USA, Inc.	Waste management services	Senior subordinated loan ($25,000 par due 11/2013)	11.50%	11/9/2006	25,000	25,000	$1.00	(2)
		Preferred stock (15,000 shares)	10.00% PIK	11/9/2006	15,000	15,000	$1,000.00	(4)
		Warrants to purchase 682,671 shares		11/9/2006	—	6,827	$10.00	(5)

Wastequip, Inc.(6)	Waste management equipment manufacturer	Senior subordinated loan ($12,990 par due 2/2015)	10.00% Cash, 2.00% PIK	2/5/2007	12,990	7,715	$0.59	(4)
		Common stock (13,889 shares)		2/2/2007	1,389	131	$9.43	(5)
					85,560	80,643			7.37%

Printing, Publishing and Media
Canon Communications LLC	Print publications services	Junior secured loan ($11,784 par due 11/2011)	13.00% (Base Rate + 9.75%/D)	5/25/2005	11,784	11,313	$0.96	(2)(15)
		Junior secured loan ($12,009 par due 11/2011)	13.00% (Base Rate + 9.75%/D)	5/25/2005	12,009	11,529	$0.96	(3)(15)

Courtside Acquisition Corp.	Community newspaper publisher	Senior subordinated loan ($34,295 par due 6/2014)	17.00% PIK	6/29/2007	34,295	3,430	$0.10	(4)(14)

LVCG Holdings LLC(7)	Commercial printer	Membership interests (56.53% interest)		10/12/2007	6,600	8,500		(5)

National Print Group, Inc.	Printing management services	Senior secured revolving loan ($2,736 par due 3/2012)	8.25% (Base Rate + 5.00%/D)	3/2/2006	2,736	2,462	$0.90	(15)
		Senior secured loan ($8,623 par due 3/2012)	7.50% (Base Rate + 4.25%/D)	3/2/2006	8,623	7,761	$0.90	(3)(15)
		Preferred stock (9,344 shares)		3/2/2006	2,000	—	$—	(5)

The Teaching Company, LLC and The Teaching Company Holdings, Inc.(11)	Education media provider	Senior secured loan ($18,000 par due 9/2012)	11.70%	9/29/2006	18,000	17,100	$0.95	(2)
		Senior secured loan ($10,000 par due 9/2012)	11.70%	9/29/2006	10,000	9,500	$0.95	(3)
		Preferred stock (29,969 shares)		9/29/2006	2,997	3,996	$133.34	(5)
		Common stock (15,393 shares)		9/29/2006	3	4	$0.26	(5)
					109,047	75,595			6.90%

Manufacturing
Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan ($5,616 par due 4/2010)	6.46% (Libor + 5.00%/Q)	3/28/2005	5,647	5,372	$0.96	(3)(15)

Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($9,018 par due 5/2011)	8.25% (Libor + 4.25%/A)	5/16/2006	9,018	8,567	$0.95	(3)(15)
		Senior secured loan ($626 par due 5/2011)	6.75% (Base Rate + 3.50%/D)	5/16/2006	626	595	$0.95	(3)(15)
		Senior secured loan ($536 par due 5/2011)	8.25% (Libor + 4.25%/A)	5/16/2006	536	509	$0.95	(3)(15)
		Senior secured loan ($1,523 par due 5/2011)	10.00% (Libor + 6.00%/A)	5/16/2006	1,523	1,447	$0.95	(3)(15)
		Senior secured loan ($81 par due 5/2011)	10.00% (Libor + 6.00%/A)	5/16/2006	81	77	$0.95	(3)(15)
		Senior secured loan ($4,537 par due 5/2011)	10.00% Cash, 3.00% PIK	5/16/2006	4,546	4,319	$0.95	(2)(4)
		Senior secured loan ($241 par due 5/2011)	10.00% Cash, 3.00% PIK	5/16/2006	241	229	$0.95	(2)(4)

Qualitor, Inc.	Automotive aftermarket components supplier	Senior secured loan ($1,756 par due 12/2011)	5.46% (Libor + 4.00%/Q)	12/29/2004	1,752	1,664	$0.95	(3)
		Senior secured loan ($5 par due 12/2011)			5	5	$1.00	(3)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Junior secured loan ($5,000 par due 6/2012)	8.46% (Libor + 7.00%/Q)	12/29/2004	5,000	4,750	$0.95	(3)

Reflexite Corporation (7)	Developer and manufacturer of high-visibility reflective products	Senior subordinated loan ($10,253 par due 2/2015)	11.00% Cash, 3.00% PIK	2/28/2008	10,253	10,253	$1.00	(4)
		Common stock (1,821,860 shares)		3/28/2006	27,435	35,500	$19.49	(5)

Saw Mill PCG Partners LLC	Precision components manufacturer	Common units (1,000 units)		2/2/2007	1,000	—	$—	(5)

UL Holding Co., LLC	Petroleum product	Common units (50,000 units)		4/25/2008	500	750	$15.00	(5)
	manufacturer	Common units (50,000 units)		4/25/2008	—	—	$—	(5)

Universal Trailer Corporation(6)	Livestock and specialty trailer manufacturer	Common stock (74,920 shares)		10/8/2004	7,930	—	$—	(5)
					76,093	74,037			6.76%

Aerospace & Defense
AP Global Holdings, Inc.	Safety and security equipment manufacturer	Senior secured loan ($7,898 par due 10/2013)	4.97% (Libor + 4.50%/M)	11/8/2007	7,799	7,121	$0.90	(3)

ILC Industries, Inc.	Industrial products provider	Junior secured loan ($12,000 par due 8/2012)	11.50%	6/27/2006	12,000	12,000	$1.00	(3)

Thermal Solutions LLC and TSI Group, Inc.	Thermal management and electronics packaging manufacturer	Senior secured loan ($871 par due 3/2011)	3.92% (Libor + 3.50%/M)	3/28/2005	871	836	$0.96	(3)
		Senior secured loan ($2,765 par due 3/2012)	4.42% (Libor + 4.00%/M)	3/28/2005	2,765	2,461	$0.89	(3)
		Senior subordinated notes ($2,117 par due 9/2012)	11.50% Cash, 2.75% PIK	3/28/2005	2,117	2,043	$0.97	(4)
		Senior subordinated notes ($3,342 par due 9/2012)	11.50% Cash, 2.75% PIK	3/28/2005	3,342	3,225	$0.96	(2)(4)
		Senior subordinated notes ($2,679 par due 3/2013)	11.50% Cash, 2.50% PIK	3/21/2006	2,679	2,599	$0.97	(2)(4)
		Preferred stock (71,552 shares)		3/28/2005	716	716	$10.00	(5)
		Common stock (1,460,246 shares)		3/28/2005	15	15	$0.01	(5)

Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Junior secured loan ($16,000 par due 7/2014)	8.96% (Libor + 7.50%/Q)	1/17/2008	16,000	15,200	$0.95
		Junior secured loan ($12,000 par due 7/2014)	8.96% (Libor + 7.50%/Q)	1/17/2008	12,000	11,400	$0.95	(3)
		Common stock (246,279 shares)		1/17/2008	2,100	1,680	$6.82	(5)
					62,404	59,296			5.42%

Consumer Products—Non-Durable
Innovative Brands, LLC	Consumer products and personal care manufacturer	Senior secured loan ($9,901 par due 9/2011)	14.50%	10/12/2006	9,901	9,901	$1.00
		Senior secured loan ($9,139 par due 9/2011)	14.50%	10/12/2006	9,139	9,139	$1.00	(3)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Making Memories Wholesale, Inc.(6)	Scrapbooking branded products manufacturer	Senior secured loan ($21,509 par due 3/2011)	10.00% (Base Rate + 5.00%/D)	5/5/2005	11,953	12,087	$0.56	(14)
		Senior subordinated loan ($10,465 par due 5/2012)	12.00% Cash, 4.00% PIK	5/5/2005	10,465	—	$—	(4)(14)
		Preferred stock (4,259 shares)		5/5/2005	3,759	—	$—	(5)

Shoes for Crews, LLC	Safety footwear and slip-related mat manufacturer	Senior secured revolving loan ($1,000 par due 7/2010)	5.25% (Base Rate + 2.00%/D)	10/8/2004	1,000	1,000	$1.00
		Senior secured loan ($572 par due 7/2010)	5.31% (Libor + 3.50%/S)	10/8/2004	572	572	$1.00	(3)
		Senior secured loan ($88 par due 7/2010)	4.96% (Libor + 3.50%/Q)	10/8/2004	88	88	$1.00	(3)

The Thymes, LLC(7)	Cosmetic products manufacturer	Preferred stock (6,283 shares)	8.00% PIK	6/21/2007	6,283	5,026	$799.94	(4)
		Common stock (5,400 shares)		6/21/2007	—	—	$—	(5)

Wear Me Apparel, LLC(6)	Clothing manufacturer	Senior subordinated notes ($23,985 par due 4/2013)	17.50% PIK	4/2/2007	24,035	12,055	$0.50	(4)(14)
		Common stock (10,000 shares)		4/2/2007	10,000	—	$—	(5)
					87,195	49,868			4.55%

Telecommunications
American Broadband Communications, LLC and American Broadband Holding Company	Broadband communication services	Senior subordinated loan ($32,048 par due 11/2014)	10.00% Cash, 6.00% PIK	2/8/2008	32,048	32,048	$1.00	(4)
		Senior subordinated loan ($8,087 par due 11/2014)	10.00% Cash, 6.00% PIK	11/7/2007	8,087	8,087	$1.00	(4)
		Warrants to purchase 170 shares		11/7/2007	—	—	$—	(5)
					40,135	40,135			3.67%

Cargo Transport
The Kenan Advantage Group, Inc.	Fuel transportation provider	Senior subordinated notes ($25,266 par due 12/2013)	9.50% Cash, 3.50% PIK	12/15/2005	25,260	24,000	$0.95	(2)(4)
		Senior secured loan ($2,426 par due 12/2011)	4.46% (Libor + 3.00%/Q)	12/15/2005	2,425	2,183	$0.90	(3)
		Preferred stock (10,984 shares)	8.00% PIK	12/15/2005	1,371	1,732	$157.68	(4)(5)
		Common stock (30,575 shares)		12/15/2005	31	41	$1.34	(5)
					29,087	27,956			2.55%

Containers-Packaging
Industrial Container Services, LLC(6)	Industrial container manufacturer, reconditioner and servicer	Senior secured revolving loan ($1,198 par due 9/2011)	5.75% (Base Rate + 2.50%/D)	6/21/2006	1,198	1,198	$1.00
		Senior secured revolving loan ($1,239 par due 9/2011)	4.47% (Libor + 4.00%/M)	6/21/2006	1,239	1,239	$1.00
		Senior secured loan ($42 par due 9/2011)	4.47% (Libor + 4.00%/B)	9/30/2005	42	42	$1.00	(2)
		Senior secured loan ($516 par due 9/2011)	4.46% (Libor + 4.00%/M)	6/21/2006	516	516	$1.00	(2)
		Senior secured loan ($7,902 par due 9/2011)	4.46% (Libor + 4.00%/M)	6/21/2006	7,902	7,902	$1.00	(3)
		Senior secured loan ($85 par due 9/2011)	5.20% (Libor + 4.00%/M)	6/21/2006	85	85	$1.00	(2)
		Senior secured loan ($1,309 par due 9/2011)	5.20% (Libor + 4.00%/M)	6/21/2006	1,309	1,309	$1.00	(3)
		Senior secured loan ($263 par due 9/2011)	5.20% (Libor + 4.00%/M)	6/21/2006	263	263	$1.00	(2)
		Senior secured loan ($4,028 par due 9/2011)	5.20% (Libor + 4.00%/M)	6/21/2006	4,028	4,028	$1.00	(3)
		Senior secured loan ($105 par due 9/2011)	5.88% (Libor + 4.00%/M)	6/21/2006	105	105	$1.00	(2)
		Senior secured loan ($1,611 par due 9/2011)	5.88% (Libor + 4.00%/M)	6/21/2006	1,611	1,611	$1.00	(3)
		Common stock (1,800,000 shares)		9/29/2005	1,800	9,100	$5.06	(5)
					20,098	27,398			2.50%

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Computers and Electronics
RedPrairie Corporation	Software manufacturer	Junior secured loan ($3,300 par due 1/2013)	9.21% (Libor + 6.50%/Q)	7/13/2006	3,300	2,970	$0.90	(2)
		Junior secured loan ($12,000 par due 1/2013)	9.21% (Libor + 6.50%/Q)	7/13/2006	12,000	10,800	$0.90	(3)

X-rite, Incorporated	Color management solutions provider	Junior secured loan ($3,098 par due 7/2013)	13.63% (Libor + 10.38%/D)	7/6/2006	3,098	3,098	$1.00	(15)
		Junior secured loan ($7,744 par due 7/2013)	13.63% (Libor + 10.38%/D)	7/6/2006	7,744	7,744	$1.00	(3)(15)
					26,142	24,612			2.25%

Health Clubs
Athletic Club Holdings, Inc.(13)	Premier health club operator	Senior secured loan ($1,000 par due 10/2013)	4.97% (Libor + 4.5%/M)	10/11/2007	1,000	880	$0.88
		Senior secured loan ($1,750 par due 10/2013)	8.88% (Libor + 4.5%/S)	10/11/2007	1,750	1,540	$0.88
		Senior secured loan ($12,486 par due 10/2013)	5.01% (Libor + 4.5%/M)	10/11/2007	12,486	10,988	$0.88	(2)
		Senior secured loan ($11,487 par due 10/2013)	5.01% (Libor + 4.5%/M)	10/11/2007	11,487	10,109	$0.88	(3)
		Senior secured loan ($14 par due 10/2013)	6.75% (Base Rate + 3.50/D)	10/11/2007	14	12	$0.86	(2)
		Senior secured loan ($13 par due 10/2013)	6.75% (Base Rate + 3.50/D)	10/11/2007	13	11	$0.85	(3)
					26,750	23,540			2.07%

Grocery
Planet Organic Health Corp.(8)	Organic grocery store operator	Junior secured loan ($860 par due 7/2014)	6.01% (Libor + 5.50%/M)	7/3/2007	860	817	$0.95
		Junior secured loan ($10,250 par due 7/2014)	6.01% (Libor + 5.50%/M)	7/3/2007	10,250	9,738	$0.95	(3)
		Senior subordinated loan ($10,900 par due 7/2012)	11.00% Cash, 2.00% PIK	7/3/2007	10,900	9,845	$0.90	(2)(4)
					22,010	20,400			1.86%

Consumer Products—Durable
Direct Buy Holdings, Inc. and Direct Buy Investors, LP(6)	Membership-based buying club franchisor and operator	Senior secured loan ($2,281 par due 11/2012)	4.97% (Libor + 4.50%/B)	12/14/2007	2,189	1,861	$0.82
		Partnership interests (19.31% interest)		11/30/2007	10,000	6,500		(5)
					12,189	8,361			0.76%

Housing—Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,956 par due 3/2011)	13.00% Cash, 6.00% PIK	10/8/2004	8,966	2,251	$0.25	(2)(4)(14)
		Common stock (2,743 shares)		10/8/2004	753	—	$—	(5)
		Warrants to purchase 4,464 shares		10/8/2004	653	—	$—	(5)
					10,372	2,251			0.00%

Total					$2,267,593	$1,972,977

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

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
Apple & Eve, LLC and US Juice Partners, LLC	$11,500	$10,814	$—	$4,634	$—	$—	$43	$40	$(12,383)
Carador, PLC	$—	$—	$—	$—	$—	$825	$—	$—	$(3,479)
Campus Management Corp. and Campus Management Acquisition Corp.	$69,193	$1,768	$—	$5,367	$1,540	$—	$112	$—	$3,048
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC	$4,719	$56,822	$—	$2,573	$—	$—	$340	$100	$1,382
Daily Candy, Inc.	$—	$11,872	$10,806	$735	$—	$—	$—	$1,208	$—
Direct Buy Holdings, Inc. and Direct Buy Investors LP	$—	$219	$—	$192	$—	$—	$—	$9	$(3,828)
Firstlight Financial Corporation	$—	$—	$—	$5,854	$—	$—	$750	$—	$(36,991)
Imperial Capital Group, LLC	$584	$—	$—	$—	$—	$—	$—	$—	$—
Industrial Container Services, LLC	$6,939	$16,677	$—	$1,710	$—	$—	$120	$—	$4,100
Investor Group Services, LLC	$1,250	$1,500	$—	$24	$—	$—	$55	$—	$500
Making Memories Wholesale, Inc	$5,942	$1,114	$—	$199	$—	$—	$—	$—	$(6,668)
Pillar Holdings LLC and PHL Holding Co.	$15,807	$600	$31,865	$3,404	$281	$—	$167	$—	$1,500
Primis Marketing Group, Inc. and Primis Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(7,565)
Universal Trailer Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$(700)
VSS-Tranzact Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(4,000)
Wastequip, Inc.	$—	$—	$—	$1,424	$—	$—	$—	$—	$(3,318)
Wear Me Apparel, LLC	$—	$—	$—	$2,416	$—	$—	$13	$—	$(14,055)

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

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
HCP Acquisition Holdings, LLC	$8,567	$—	$—	$—	$—	$—	$—	$—	$(2,067)
Ivy Hill Middle Market Credit Fund, Ltd.	$—	$—	$—	$5,427	$—	$—	$1,528	$—	$(5,600)
LVCG Holdings, LLC	$—	$—	$—	$—	$—	$—	$100	$—	$(1,900)
R3 Education, Inc.	$62,600	$69,089	$—	$3,521	$2,900	$—	$65	$—	$4,393
Reflexite Corporation	$10,239	$—	$—	$928	$100	$—	$10	$—	$(19,166)
The Thymes, LLC	$—	$—	$1,450	$544	$—	$133	$—	$—	$(1,257)

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2009 (unaudited)

(dollar amounts in thousands, except per share data)

	Common Stock		Capital in Excess of	Accumulated Undistributed Net Investment	Accumulated Undistributed Net Realized Gain (Loss) on Investments, Foreign Currency Transactions and Extinguishment	Net Unrealized Loss on Investments and Foreign Currency	Total Stockholders’
	Shares	Amount	Par Value	Income (Loss)	of Debt	Transactions	Equity
Balance at December 31, 2008	97,152,820	$97	$1,395,958	$(7,637)	(124)	$(293,415)	$1,094,879
Net increase in stockholders’ equity resulting from operations	—	—	—	62,148	23,967	(16,328)	69,787
Dividend declared ($0.77 per share)	—	—	—	(50,224)	(24,584)	—	(74,808)
Purchase of shares in connection with dividend reinvestment plan	—	—	—	(1,136)	—	—	(1,136)

Balance at June 30, 2009	97,152,820	$97	$1,395,958	$3,151	$(741)	$(309,743)	$1,088,722

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollar amounts in thousands)

	For the six months ended
	June 30, 2009	June 30, 2008
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$69,787	$12,438
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Realized gain on extinguishment of debt	(26,543)	—
Net realized gains (losses) from investments	2,644	(216)
Net unrealized gains (losses) from investments and foreign currency transactions	16,328	49,812
Net accretion of discount on securities	(720)	(835)
Increase in accrued payment-in-kind dividends and interest	(22,196)	(12,879)
Amortization of debt issuance costs	2,389	450
Depreciation	338	204
Proceeds from sale and redemption of investments	161,986	227,154
Purchase of investments	(136,728)	(578,824)
Changes in operating assets and liabilities:
Interest receivable	(3,148)	(858)
Other assets	321	64
Management and incentive fees payable	15,298	3,653
Accounts payable and accrued expenses	1,841	(77)
Interest and facility fees payable	(1,646)	(2,128)
Net cash used in operating activities	79,951	(302,042)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	259,970
Borrowings on debt	246,700	520,000
Repayments on credit facility payable	(250,247)	(353,500)
Credit facility financing costs	(2,840)	(112)
Dividends paid in cash	(116,650)	(68,411)
Net cash provided by financing activities	(123,037)	357,947
CHANGE IN CASH AND CASH EQUIVALENTS	(43,086)	55,905
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	89,383	21,142
CASH AND CASH EQUIVALENTS, END OF PERIOD	$46,297	$77,047
Supplemental Information:
Interest paid during the period	$12,100	$18,401
Taxes paid during the period	$658	$1,416
Dividends declared during the period	$74,808	$71,333

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2009 (unaudited)

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2009, nine loans or 6.2% of total investments at amortized cost (or 2.1% at fair value), were placed on non-accrual status. As of December 31, 2008, six loans or 4.4% of total investments at amortized cost (or 1.6% at fair value), were placed on non-accrual status.

Payment-in-Kind Interest

The Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. For the three and six months ended June 30, 2009, $11,474 and $22,196, respectively, in PIK income was recorded. For the three and six months ended June 30, 2008, $7,452 and $12,879, respectively, in PIK income was recorded.

Capital Structuring Service Fees and Other Income

The Company’s investment adviser seeks to provide assistance to our portfolio companies in connection with the Company’s investments and in return the Company may receive fees for capital structuring services. These fees are generally only available to the Company as a result of the Company’s underlying investments, are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Company’s investment adviser provides vary by investment, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from multiple equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice, which concludes upon closing of the investment.  Any services of the above nature subsequent to the closing would generally generate a separate fee payable to the Company. In certain instances where the Company is invited to participate as a co-lender in a transaction and does not provide significant services in connection with the investment, a portion of loan fees paid to the Company in such situations will be deferred and amortized over the estimated life of the loan. The Company’s investment adviser may also take a seat on the board of directors of a portfolio company, or observe the meetings of the board of directors without taking a formal seat.

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

Offering Expenses

The Company’s offering costs are charged against the proceeds from equity offerings when received. For the six months ended June 30, 2009, there were no equity offerings. For the six months ended June 30, 2008, the Company incurred approximately $1,245 of offering costs.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended June 30, 2009, no amount was recorded for U.S. federal excise tax. For the six months ended June 30, 2009, a net benefit of $30 was recorded for U.S. Federal excise tax. For the three months ended June 30, 2008, the Company recorded a provision of $135 for U.S. Federal excise tax. For the six months ended June 30, 2008, the Company recorded a benefit of approximately $299 for U.S. Federal excise tax.

Certain of our wholly owned subsidiaries are subject to U.S. Federal and state income taxes. For the three and six months ended June 30, 2009, we recorded tax expenses of approximately $78 and $139, respectively, for these subsidiaries. For the three and six months ended June 30, 2008, we recorded tax provisions of approximately $3 and $115, respectively, for these subsidiaries.

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

New Accounting Pronouncements

On October 10, 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, or “FSP 157-3”. FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. FSP 157-3 does not change the fair value measurement principles set forth in SFAS 157 (see Note 8 for a description of SFAS 157). Since adopting SFAS 157 in January 2008, our process for determining the fair value of our investments has been, and continues to be, consistent with the guidance provided in the example in FSP 157-3. As a result, the adoption of FSP 157-3 did not affect our process for determining the fair value of our investments and did not have a material effect on our financial position or results of operations.  See Note 8 for more information.

In April 2009, the FASB issued Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or “FSP 157-4”.  FSP 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability, and identifying transactions that are not orderly. In those circumstances, further analysis and significant adjustment to the transaction or quoted prices may be necessary to estimate fair value.  FSP 157-4 reaffirms fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.   FSP 157-4 has been adopted by the Company and will be effective for reporting periods ending after June 15, 2009.  The Company’s adoption of FSP 157-4 did not have a significant impact on the Company’s financial statements.  See Note 8 for more information.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, or (“SFAS 165”, which addresses accounting and disclosure requirements related to subsequent events. SFAS 165 requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued, depending on the company’s expectation of whether it will widely distribute its financial statements to its shareholders and other financial statement users. Companies are required to disclose the date through which subsequent events have been evaluated. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and should be applied prospectively. The adoption of SFAS 165 did not have a material effect on our financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfer of Financial Assets or “SFAS 166”, which amends the guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It eliminates the qualifying special-purpose entities (“QSPEs”) concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, and removes the guaranteed mortgage securitization recharacterization provisions. SFAS 166 requires additional year-end and interim disclosures for public and nonpublic companies that are similar to the disclosures required by FSP FAS 140-4 and FIN 46(R)-8. SFAS 166 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 (January 1, 2010 for calendar year-end companies), and for subsequent interim and annual reporting periods. SFAS 166’s disclosure requirements must be applied to transfers that occurred before and after its effective date. Early adoption is prohibited. We are currently evaluating the effect that the provisions of SFAS 166 may have on our financial condition and results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or “SFAS 167”, which amends the guidance in FASB Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities. It requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining a variable interest entity’s (VIE’s) primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. SFAS 167 requires additional year-end and interim disclosures for public and non-public companies that are similar to the disclosures required by FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. SFAS 167 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 (January 1, 2010 for calendar year-end companies), and for subsequent interim and annual reporting periods. All QSPE’s and entities currently subject to FIN 46(R) will need to be reevaluated under the amended consolidation requirements as of the beginning of the first annual reporting period that begins after November 15, 2009. Early adoption is prohibited. We are currently evaluating the effect that the provisions of SFAS 167 may have on our financial condition and results of operations.

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

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate (as defined below) for a quarter, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and/or unrealized capital losses. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 2.00% per quarter. If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for our investment adviser to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. Our pre-incentive fee net investment income used to calculate this part of the incentive fee is also included in the amount of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds) used to calculate the 1.5% base management fee.

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

For the three and six months ended June 30, 2009, we incurred $7,496 and $14,994, respectively, in base management fees and $7,987 and $15,537, respectively, in incentive management fees related to pre-incentive fee net investment income. For the three and six months ended June 30, 2009, we accrued no incentive management fees related to realized capital gains.  As of June 30, 2009, $48,287 was unpaid and included in management and incentive fees payable in the accompanying consolidated balance sheet. Included in this $48,287 was $40,791 in incentive management fees related to the twelve months ended June 30, 2009 that have been deferred pursuant to the investment advisory and management agreement.

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

Administration Agreement

We are also party to a separate administration agreement, the “administration agreement,” with our administrator, Ares Administration. Our board of directors approved the continuation of our administration agreement on May 4, 2009, which extended the term of the agreement until June 1, 2010. Pursuant to the administration agreement, Ares Administration furnishes us with office equipment and clerical, bookkeeping and record keeping services. Under the administration agreement, Ares Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Administration assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the administration agreement, Ares Administration also provides, on our behalf, managerial assistance to those portfolio companies to which we are required to provide such assistance. Payments under the administration agreement are equal to an amount based upon our allocable portion of Ares Administration’s overhead in performing its obligations under the administration agreement, including our allocable portion of the cost of our officers (including our chief compliance officer, chief financial officer, secretary and treasurer) and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60-days’ written notice to the other party.

For the three and six months ended June 30, 2009, we incurred $1,092 and $2,096, respectively, in administrative fees. As of June 30, 2009, $1,092 was unpaid and included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

For the three and six months ended June 30, 2008, we incurred $365 and $900, respectively, in administrative fees.

4.                               EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity per share resulting from the operations for the three and six months ended June 30, 2009:

	Three months ended June 30, 2009	Six months ended June 30, 2009
Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	$34,753	$69,787
Denominator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	97,152,820	97,152,820
Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$0.36	$0.72

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

In accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS 128”), the weighted average shares of common stock outstanding used in computing basic and diluted net increase in stockholders’ equity resulting from operations per share for the three and six months ended June 30, 2008 has been adjusted retroactively by a factor of 1.02% to recognize the bonus element associated with rights to acquire shares of common stock that we issued to stockholders of record as of March 24, 2008 in connection with a transferable rights offering.

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

For the three months ended June 30, 2009, the Company funded $63.0 million aggregate principal amount of senior term debt and $6.5 million of investments in equity securities.

In addition, for the three months ended June 30, 2009, $53.4 million aggregate principal amount of senior term debt was redeemed. Additionally, $29.2 million aggregate principal amount of senior term debt and $4.0 million of senior subordinated debt were sold.

As of June 30, 2009, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$46,297	$46,297
Senior term debt	1,143,155	1,042,660
Senior subordinated debt	757,893	626,551
Equity securities	316,116	243,029
Collateralized loan obligations	55,812	50,231
Total	$2,319,273	$2,008,768

As of December 31, 2008, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$89,383	$89,383
Senior term debt	1,165,460	1,055,089
Senior subordinated debt	737,072	619,491
Equity securities	309,061	247,997
Collateralized loan obligations	56,000	50,400
Total	$2,356,976	$2,062,360

The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt using the effective interest method.

The industrial and geographic compositions of our portfolio at fair value at June 30, 2009 and December 31, 2008 were as follows:

Industry	June 30, 2009	December 31, 2008

Health Care	19.1%	20.2%
Education	10.3	11.1
Restaurants and Food Services	8.2	8.1
Beverage/Food/Tobacco	7.8	7.8
Other Services	7.4	7.4
Financial	7.1	7.0
Business Services	6.7	6.7
Retail	5.8	5.7
Manufacturing	4.6	3.8
Environmental Services	3.8	4.1
Computers/Electronics	3.3	1.2
Printing/Publishing/Media	3.2	3.8
Aerospace and Defense	3.1	3.0
Consumer Products	2.7	3.0
Telecommunications	2.1	2.0
Cargo Transport	1.4	1.4
Containers/Packaging	1.2	1.4
Health Clubs	1.2	1.2
Grocery	1.0	1.0
Homebuilding	0.0	0.1
Total	100.0%	100.0%

Geographic Region	June 30, 2009	December 31, 2008

Mid-Atlantic	21.9%	21.0%
Southeast	21.9	22.2
Midwest	21.0	20.6
West	18.2	18.3
International	13.4	14.1
Northeast	3.6	3.8
Total	100.0%	100.0%

6.                                     COMMITMENTS AND CONTINGENCIES

As of June 30, 2009 and December 31, 2008, the Company had the following commitments to fund various revolving senior secured and subordinated loans:

	June 30, 2009	December 31, 2008
Total revolving commitments	$287,200	$419,000
Less: funded commitments	(89,000)	(139,600)
Total unfunded commitments	198,200	279,400
Less: commitments substantially at discretion of the Company	(16,000)	(32,400)
Less: unavailable commitments due to borrowing base or other covenant restriction	(60,100)	(64,500)
Total net adjusted unfunded revolving commitments	$122,100	$182,500

Of the total commitments as of June 30, 2009, $160,400 extend beyond the maturity date of our Revolving Credit Facility (as defined in Note 7). Additionally, $109,000 of the total commitments, or $34,000 of the net adjusted unfunded commitments, are scheduled to expire in 2009. Included within the total commitments as of June 30, 2009 are commitments to issue up to $15,600 in standby letters of credit through a financial intermediary on behalf of certain portfolio companies.

Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of June 30, 2009, the Company had $10,300 in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability.  Of these letters of credit, $4,900 expire on September 30, 2009, $300 expire on January 31, 2010, $200 expire on February 28, 2010, $1,500 expire on March 31, 2010 and $3,400 expire on July 31, 2010.  These letters of credit may be extended under substantially similar terms for additional one-year terms at the Company’s option until the Revolving Credit Facility, under which the letters of credit were issued, matures on December 28, 2010.

As of June 30, 2009 and December 31, 2008, the Company was subject to subscription agreements to fund equity investments in private equity investment partnerships, substantially all at the discretion of the Company, as follows:

	June 30, 2009	December 31, 2008
Total private equity commitments	$428,300	$428,300
Total unfunded private equity commitments	$421,800	$423,600

7.                              BORROWINGS

In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of June 30, 2009, our asset coverage for borrowed amounts was 224%.

Our debt obligations consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Outstanding	Total Available(1)	Outstanding	Total Available(1)
Revolving Credit Facility	$375,045	$525,000	$480,486	$510,000
CP Funding Facility	225,000	225,000	114,300	350,000
Debt Securitization	279,210	279,210	314,000	314,000
	$879,255	$1,029,210	$908,786	$1,174,000

(1)                                  Subject to borrowing base and leverage restrictions.

The weighted average interest rate of all our debt obligations as of June 30, 2009 and December 31, 2008 was 1.98% and 3.03%, respectively.

CP Funding Facility

In October 2004, we formed Ares Capital CP Funding LLC (“Ares Capital CP”), a wholly owned subsidiary of the Company, through which we established a revolving facility, referred to as the “CP Funding Facility,” that, as amended, allowed Ares Capital CP to issue up to $350,000 of variable funding certificates (“VFC”). On May 7, 2009, the Company and Ares Capital CP entered into an amendment that, among other things, converted the CP Funding Facility from a revolving facility to an amortizing facility, extended the maturity from July 21, 2009 to May 7, 2012, reduced the availability from $350,000 to $225,000 (with a reduction in the outstanding balance required by each of December 31, 2010 and December 31, 2011)and decreased the advance rates applicable to certain types of eligible loans.  In addition, the interest rate charged on the CP Funding Facility was increased from the commercial paper rate plus 2.50% to the commercial paper, Eurodollar or adjusted Eurodollar rate, as applicable, plus 3.50% and the commitment fee requirement was removed.  The Company also paid a renewal fee of 1.25% of the total facility amount, or $2,813. As of June 30, 2009, there was $225,000 outstanding under the CP Funding Facility and the Company continues to be in compliance with all of the limitations and requirements of the CP Funding Facility. As of December 31, 2008, there was $114,300 outstanding under the CP Funding Facility.

The CP Funding Facility is secured by all of the assets held by Ares Capital CP, which as of June 30, 2009 consisted of 43 investments.

The interest charged on the VFC is payable quarterly and as of June 30, 2009, the rate in effect was one month LIBOR, which was 0.31%. As of December 31, 2008, the rate in effect was the commercial paper rate which was 2.3271%. For the three and six months ended June 30, 2009, the average interest rates (i.e. rate in effect plus the spread) were 3.70% and 3.66%, respectively. For the three and six months ended June 30, 2009, the average outstanding balances were $177,932 and $135,495, respectively. For the three and six months ended June 30, 2008, the average interest rates (i.e. rate in effect plus the spread) were 3.77% and 4.33%, respectively. For the three and six months ended June 30, 2008, the average outstanding balances were $27,315 and $69,815, respectively.

For the three and six months ended June 30, 2009, the interest expense incurred on the CP Funding Facility was $1,648 and $2,480, respectively. For the three and six months ended June 30, 2008, the interest expense incurred on the CP Funding Facility was $271 and $1,324, respectively. Cash paid for interest expense during the six months ended June 30, 2009 and 2008 was $2,701 and $2,391, respectively.

Prior to May 7, 2009, the Company was required to pay a commitment fee for any unused portion of the CP Funding Facility equal to 0.5% per annum for any unused portion of the CP Funding Facility.  Prior to July 22, 2008, the commitment fee was 0.125% per annum calculated based on an amount equal to $200,000 less the borrowings outstanding under the CP Funding Facility. For the three and six months ended June 30, 2009, the commitment fees incurred on the CP Funding Facility were $122 and $443, respectively. For the three and six months ended June 30, 2008, the commitment fees incurred on the CP Funding Facility were $55 and $91, respectively.

Revolving Credit Facility

In December 2005, we entered into a senior secured revolving credit facility referred to as “Revolving Credit Facility”, under which, as amended, the lenders have agreed to extend credit to the Company in an aggregate principal amount not exceeding $525,000 at any one time outstanding. The Revolving Credit Facility expires on December 28, 2010 and with certain exceptions is secured by substantially all of the assets in our portfolio (other than investments held by Ares Capital CP under the CP Funding Facility and those held as a part of the Debt Securitization, discussed below) which as of June 30, 2009 consisted of 177 investments.

The Revolving Credit Facility also includes an “accordion” feature that allows us to increase the size of the Revolving Credit Facility to a maximum of $765,000 under certain circumstances. The Revolving Credit Facility also includes usual and customary events of default for senior secured revolving credit facilities of this nature. As of June 30, 2009, there was $375,045 outstanding under the Revolving Credit Facility and the Company continues to be in compliance with all of the limitations and requirements of the Revolving Credit Facility. As of December 31, 2008, there was $480,486 outstanding under the Revolving Credit Facility.

The interest charged under the Revolving Credit Facility is generally based on LIBOR (one, two, three or six month) plus 1.00%. As of June 30, 2009, the one, two, three and six month LIBOR were 0.31%, 0.41%, 0.60% and 1.11%, respectively. As of December 31, 2008, the one, two, three and six month LIBOR were 0.44%, 1.10%, 1.43% and 1.75%, respectively. For the three and six months ended June 30, 2009, the average interest rate was 1.83% and 2.19%, respectively, the average outstanding balance was $423,069 and $457,590, respectively, and the interest expense incurred was $1,939 and $5,012, respectively. For the three and six months ended June 30, 2008, the average interest rate was 4.11% and 4.68%, respectively, the average outstanding balance was $402,063 and $371,597, respectively, and the interest expense incurred was $4,117 and $8,677, respectively. Cash paid for interest expense during the six months ended June 30, 2009 and 2008 was $6,311 and $9,518, respectively. The Company is also required to pay a commitment fee of 0.20% for any unused portion of the Revolving Credit Facility. For the three and six months ended June 30, 2009, the commitment fee incurred was $101 and $202, respectively. For the three and six months ended June 30, 2008, the commitment fee incurred was $185 and $257, respectively.

The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. As of June 30, 2009 and December 31, 2008, the Company had $21,600 and $16,700, respectively, in standby letters of credit issued through the Revolving Credit Facility.

As of June 30, 2009, the Company had a non-U.S. borrowing on the Revolving Credit Facility denominated in Canadian dollars. As of June 30, 2009 and December 31, 2008, unrealized appreciation on this borrowing was $2,805 and $3,365, respectively.

Debt Securitization

In July 2006, through our wholly owned subsidiary, ARCC CLO 2006 LLC (“ARCC CLO”), we completed a $400,000 debt securitization (the “Debt Securitization”) and issued approximately $314,000 principal amount of asset-backed notes (including $50,000 of revolving notes, all of which were drawn down as of June 30, 2009) (the “CLO Notes”) to third parties that were secured by a pool of middle market loans that have been purchased or originated by the Company. The CLO Notes are included in the June 30, 2009 consolidated balance sheet. We retained approximately $86,000 of aggregate principal amount of certain BBB and non-rated securities in the Debt Securitization (the “Retained Notes”). During the six months ended June 30, 2009, we repurchased, in several open market transactions, $34,790 of CLO Notes consisting of $14,000 of the Class B and $20,790 of the Class C notes for a total purchase price of $8,247.   As a result of these purchases, we recognized a $26,543 gain on the extinguishment of debt and as of June 30, 2009, we held an aggregate principal amount of $120,790 of CLO Notes, in total. The CLO Notes mature on December 20, 2019, and, as of June 30, 2009, there is $279,210 outstanding under the Debt Securitization (excluding the Retained Notes). The blended pricing of the CLO Notes, excluding fees, is approximately 3-month LIBOR plus 27 basis points.

The classes, amounts, ratings and interest rates (expressed as a spread to 3-month LIBOR) of the CLO Notes are as follows:

Class	Amount		Rating (S&P/Moody’s)	LIBOR Spread (basis points)
A-1A	$75,000		AAA/Aaa	25
A-1A VFN	50,000	(1)	AAA/Aaa	28
A-1B	14,000		AAA/Aaa	37
A-2A	75,000		AAA/Aaa	22
A-2B	33,000		AAA/Aaa	35
B	9,000		AA/Ba1	43
C	23,210		A/B1	70
Total	$279,210

(1)                                  Revolving class, all of which was drawn as of June 30, 2009.

As of June 30, 2009, there were 69 investments securing the notes. The interest charged under the Debt Securitization is based on 3-month LIBOR, which as of June 30, 2009 was 0.60% and as of December 31, 2008 was 1.43%. For the three and six months ended June 30, 2009, the effective average interest rate was 1.59% and 1.63%, respectively, the average outstanding balance was $279,210 and $289,638, respectively, and the interest expense incurred was $1,107 and $2,356, respectively. For the three and six months ended June 30, 2008, the effective average interest rate was 2.93% and 4.00%, respectively, and the interest expense incurred was $2,295 and $6,265, respectively. Cash paid for interest expense during the six months ended June 30, 2009 and 2008 was $2,629 and $6,492, respectively. The Company is also required to pay a commitment fee of 0.175% for any unused portion of the Class A-1A VFN Notes. There were no commitment fees incurred for the three and six months ended June 30, 2009 and 2008 on these notes.

8.                               FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the company adopted SFAS No. 159, the Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), which provides companies the option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet.  The Company has not elected the SFAS 159 option to report selected financial assets and liabilities at fair value. As a result, with the exception of the line items entitled “other assets” and “debt,” which are reported at cost, all assets and liabilities approximate fair value on the balance sheet.  The carrying value of the line items entitled “interest receivable,” “receivable for open trades,” “payable for open trades,” “accounts payable and accrued expenses,” “management and incentive fees payable” and “interest and facility fees payable” approximate fair value due to their short maturity.

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), which expands the application of fair value accounting. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure of fair value measurements. SFAS 157 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. SFAS 157 requires the Company to assume that the portfolio investment is sold in a principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with SFAS 157, the Company has considered its principal market as the market in which the Company exits its portfolio investments with the greatest volume and level of activity. SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with SFAS 157, these inputs are summarized in the three broad levels listed below:

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

The following table presents fair value measurements of cash and cash equivalents and investments as of June 30, 2009:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$46,297	$46,297	$—	$—
Investments	$1,962,471	$—	$26,035	$1,936,436

The following tables present changes in investments that use Level 3 inputs for the three and six months ended June 30, 2009:

Three months ended June 30, 2009
Balance as of March 31, 2009	$1,945,464
Net realized and unrealized gains (losses)	1,230
Net purchases, sales or redemptions	(10,258)
Net transfers in and/or out of Level 3	—
Balance as of June 30, 2009	$1,936,436

Six months ended June 30, 2009
Balance as of December 31, 2008	$1,862,462
Net realized and unrealized gains (losses)	(19,431)
Net purchases, sales or redemptions	7,905
Net transfers in and/or out of Level 3	85,500
Balance as of June 30, 2009	$1,936,436

As of June 30, 2009, the net unrealized loss on the investments that use Level 3 inputs was $301,383.

Following are the carrying and fair values of our debt instruments as of June 30, 2009 and December 31, 2008. Fair value is estimated by discounting remaining payment using applicable current market rates which take into account changes in the Company’s marketplace credit ratings.

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility	$375,045	$362,000	$480,486	$462,000
CP Funding Facility	225,000	225,000	114,300	113,000
Debt Securitization	279,210	192,000	314,000	148,000
	$879,255	$779,000	$908,786	$723,000

9.                               RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, we bear all costs and expenses of the operation of the Company and reimburse the investment adviser for all such costs and expenses incurred in the operation of the Company. For the three and six months ended June 30, 2009, the investment adviser incurred such expenses totaling $527 and $944, respectively. For the three and six months ended June 30, 2008, the investment adviser incurred such expenses totaling $605 and $1,006, respectively. As of June 30, 2009, $48 was unpaid and included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

We rent office space directly from a third party pursuant to a lease that expires on February 27, 2011. In addition, we have entered into a sublease agreement with Ares Management whereby Ares Management subleases approximately 25% of certain office space for a fixed rent equal to 25% of the basic annual rent payable by us under this lease, plus certain additional costs and expenses. For the three and six months ended June 30, 2009, such amounts payable to the Company totaled $67 and $134, respectively. For the three and six months ended June 30, 2008, such amounts payable to the Company totaled $51 and $120, respectively. As of June 30, 2009, there were no unpaid amounts.

As of June 30, 2009, Ares Investments, an affiliate of Ares Management (the sole member of our investment adviser) owned 2,859,882 shares of the Company’s common stock representing approximately 2.9% of the total shares outstanding as of June 30, 2009.

See Notes 3 and 10 for descriptions of other related party transactions.

10.                        IVY HILL FUNDS

On November 19, 2007, we established a middle market credit fund, Ivy Hill Middle Market Credit Fund, Ltd. (“Ivy Hill I”), which is managed by our affiliate, Ivy Hill Asset Management, L.P. (“IHAM”). IHAM receives a 0.50% management fee on the average total assets of Ivy Hill I as compensation for managing this fund. As of June 30, 2009, the total assets of Ivy Hill I were approximately $370,000.  For the three and six months ended June 30, 2009, the Company earned $395 and $883, respectively, in management fees. For the three and six months ended June 30, 2008, the Company earned $384 and $581, respectively, in management fees. Ivy Hill I primarily invests in first and second lien bank debt of middle market companies. Ivy Hill I was initially funded with $404,000 of capital, including a $56,000 investment by the Company consisting of $40,000 of Class B notes and $16,000 of subordinated notes. For the three and six months ended June 30, 2009, the Company earned $1,369 and $3,022, respectively, from its investments in Ivy Hill I. For the three and six months ended June 30, 2008, the Company earned $1,581 and $2,593, respectively, from its investments in Ivy Hill I.

Ivy Hill I purchased investments from the Company of $3,980 and $12,980 during the three and six months ended June 30, 2009, respectively, and may from time to time buy additional investments from the Company. There was a loss of $20 recognized by the Company on these transactions.

On November 5, 2008, the Company established a second middle market credit fund, Ivy Hill Middle Market Credit Fund II, Ltd. (“Ivy Hill II”), which is also managed by IHAM. IHAM receives a 0.50% management fee on the average total assets of Ivy Hill II as compensation for managing this fund. Ivy Hill II primarily invests in second lien and subordinated bank debt of middle market companies. Ivy Hill II was established with an initial commitment of $250,000 of subordinated notes, of which $125,000 has been funded, and may grow over time with leverage. Ivy Hill II purchased $27,500 of investments from the Company during the six months ended June 30, 2009. The Company recorded a loss of $1,388 on these transactions. As of June 30, 2009, the total assets of Ivy Hill II were approximately $123,000. For the three and six months ended June 30, 2009, the Company earned $274 and $353, respectively, in management fees.

Our affiliate, IHAM, is party to a separate services agreement, referred to herein as the “services agreement,” with Ares Capital Management. Pursuant to the services agreement, Ares Capital Management provides IHAM with office facilities, equipment, clerical, bookkeeping and record keeping services, services of investment professionals and others to perform investment advisory, research and related services, services of, and oversight of, custodians, depositories, accountants, attorneys, underwriters and such other persons in any other capacity deemed to be necessary. Under the services agreement, IHAM will reimburse Ares Capital Management for all of the costs associated with such services, including Ares Capital Management’s allocable portion of overhead and the cost of its officers and respective staff in performing its obligations under the services agreement. The services agreement may be terminated by either party without penalty upon 60-days’ written notice to the other party. For the three and six months ended June 30, 2009, IHAM incurred such expenses payable to the investment adviser of $282 and $538, respectively. No such expenses were payable for the three and six months ended June 30, 2008.

During the three months ended June 30, 2009, because of a shift in activity from being primarily a manager with no dedicated employees and of funds in which the Company has invested debt and equity, to a manager with individuals dedicated to managing an increasing number of third party funds for which the Company has limited or no investment, we have concluded that GAAP requires the financial results of IHAM to be reported as a portfolio company in our schedule of investments rather than as a consolidated subsidiary in the Company’s financial results.  For the three months ended June 30, 2009, the Company made an initial equity investment of $3,816 into IHAM and also recognized an unrealized gain of $8,000.

11.                        DERIVATIVE INSTRUMENTS

In October 2008, we entered into a two-year interest rate swap agreement to mitigate our exposure to adverse fluctuations in interest rates for a total notional amount of $75 million. Under the interest rate swap agreement, we will pay a fixed interest rate of 2.985% and receive a floating rate based on the prevailing three-month LIBOR. As of June 30, 2009 and December 31, 2008, the 3-month LIBOR was 0.60% and 1.43%, respectively. For the three and six months ended June 30, 2009, we recognized $132 and $121, respectively, in unrealized appreciation related to this swap agreement. As of June 30, 2009 and December 31, 2008, this swap agreement had a fair value of $(2,043) and $(2,164), respectively, which is included in the “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

12.                        STOCKHOLDERS’ EQUITY

There were no sales of equity securities during the six months ended June 30, 2009.

The following table summarizes the total shares issued and proceeds we received net of underwriter, dealer manager and offering costs for the six months ended June 30, 2008 (in millions, except per share data):

	Shares issued	Offering price per share	Proceeds net of dealer manager and offering costs
April 2008 public offering	24.2	$11.00	$260.0
Total for the six months ended June 30, 2008	24.2		$260.0

13.                        DIVIDENDS

The following table summarizes our dividends declared during the six months ended June 30, 2009 and 2008 (in millions, except per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount
May 7, 2009	June 15, 2009	June 30, 2009	$0.35	$34.1
March 2, 2009	March 16, 2009	March 31, 2009	$0.42	$40.8
Total declared for the six months ended June 30, 2009			$0.77	$74.9

May 8, 2008	June 16, 2008	June 30, 2008	$0.42	$40.8
February 28, 2008	March 17, 2008	March 31, 2008	$0.42	$30.5
Total declared for the six months ended June 30, 2008			$0.84	$71.3

During the six months ended June 30, 2009, as part of the Company’s dividend reinvestment plan for our common stockholders, we purchased 1,209,869 shares of our common stock at an average price of $5.94 in the open market in order to satisfy part of the reinvestment portion of our dividends.

14.                               FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the six months ended June 30, 2009 and 2008:

	For the six months ended
Per Share Data:	June 30, 2009	June 30, 2008
Net asset value, beginning of period(1)	$11.27	$15.47

Issuance of common stock	—	(1.19)

Effect of antidilution	—	0.08

Net investment income for period(2)	0.63	0.76

Net realized and unrealized gains for period(2)	0.09	(0.61)

Net increase in stockholders’ equity	0.72	0.15

Distributions from net investment income	(0.65)	(0.82)

Distributions from net realized capital gains on securities	(0.13)	(0.02)

Total distributions to stockholders	(0.78)	(0.84)

Net asset value at end of period(1)	$11.21	$13.67

Per share market value at end of period	$8.06	$10.08
Total return based on market value(3)	39.65%	(25.36)%
Total return based on net asset value(4)	6.37%	0.98%
Shares outstanding at end of period	97,152,820	97,152,820
Ratio/Supplemental Data:
Net assets at end of period	$1,088,722	$1,328,548
Ratio of operating expenses to average net assets(5)(6)	9.77%	8.75%
Ratio of net investment income to average net assets(5)(7)	11.52%	10.09%
Portfolio turnover rate(5)	17%	47%

(1) The net assets used equals the total stockholders’ equity on the consolidated balance sheets.

(2) Weighted average basic per share data.

(3) For the six months ended June 30, 2009, the total return based on market value equals the decrease of the ending market value at June 30, 2009 of $8.06 per share over the ending market value at December 31, 2008 of $6.33 per share, plus the declared dividends of $0.77 per share for the six months ended June 30, 2009, divided by the market value at December 31, 2008. For the six months ended June 30, 2008, the total return based on market value equals the decrease of the ending market value at June 30, 2008 of $10.08 per share over the ending market value at December 31, 2007 of $14.63 per share, plus the declared dividends of $0.84 per share for the six months ended June 30, 2008, divided by the market value at December 31, 2007. Total return based on market value is not annualized. The Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4) For the six months ended June 30, 2009, the total return based on net asset value equals the change in net asset value during the period plus the declared dividends of $0.77 per share for the six months ended June 30, 2009, divided by the beginning net asset value during the period. For the six months ended June 30, 2008, the total return based on net asset value equals the change in net asset value during the period plus the declared dividends of $0.84 per share for the six months ended June 30, 2008, divided by the beginning net asset value during the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan and the issuance of common stock in connection with any equity offerings. Total return based on net asset value is not annualized. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5) The ratios reflect an annualized amount.

(6) For the six months ended June 30, 2009, the ratio of operating expenses to average net assets consisted of 2.78% of base management fees, 2.87% of incentive management fees, 2.39% of the cost of borrowing and other operating expenses of 1.74%. For the six months ended June 30, 2008, the ratio of operating expenses to average net assets consisted of 2.40% of base management fees, 2.52% of incentive management fees, 2.78% of the cost of borrowing and other operating expenses of 1.05%. These ratios reflect annualized amounts.

(7) The ratio of net investment income to average net assets excludes income taxes related to realized gains.

15.                        SUBSEQUENT EVENTS

On July 21, 2009, we entered into an agreement with Wachovia Bank N.A. (“Wachovia”) to establish a new revolving facility (the “CP Funding II Facility”) whereby Wachovia agreed to extend credit to us in an aggregate principal amount not exceeding $200,000 at any one time outstanding.  The CP Funding II Facility is scheduled to expire on July 21, 2012 (plus two one-year extension options, subject to mutual consent) and the interest charged on the CP Funding II Facility is based on LIBOR plus 4.00%.  We are required to pay a commitment fee on any unused portion of the CP Funding II Facility of between 0.50% and 2.50% depending on the usage level and paid a structuring fee of 1.5% of the total facility amount, or $3,000.

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

PORTFOLIO AND INVESTMENT ACTIVITY

(in millions, except number of new investment commitments, terms and percentages)

	Three months ended
	June 30, 2009	June 30, 2008
New investment commitments (1):
New portfolio companies	$8.6	$243.2
Existing portfolio companies	34.5	99.1
Total new investment commitments	43.1	342.3
Less:
Investment commitments exited	81.4	43.4
Net investment commitments	$(38.3)	$298.9
Principal amount of investments purchased:
Senior term debt	$63.0	$92.8
Senior subordinated debt	—	141.0
Equity and other	6.5	18.4
Total	$64.5	$252.2
Principal amount of investments sold or repaid:
Senior term debt	$82.5	$71.2
Senior subordinated debt	4.0	—
Equity and other	0.2	—
Total	$86.7	$71.2
Number of new investment commitments (2)	9	10
Average new investment commitments amount	$4.8	$34.2
Weighted average term for new investment commitments (in months)	49	66
Percentage of new investment commitments at floating rates	74%	47%
Percentage of new investment commitments at fixed rates	12%	44%
Weighted average yield of debt and income producing securities at fair value funded during the period (3)	8.65%	13.07%
Weighted average yield of debt and income producing securities at amortized cost funded during the period (3)	8.89%	13.07%
Weighted average yield of debt and income producing securities at fair value sold or repaid during the period (3)	7.85%	9.11%
Weighted average yield of debt and income producing securities at amortized cost sold or repaid during the period (3)	7.76%	9.11%

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

The investment adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, the investment adviser grades the credit status of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended to reflect the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. Under this system, investments with a grade of 4 involve the least amount of risk in our portfolio. This portfolio company is performing above expectations and the trends and risk factors are generally favorable, including a potential exit. Investments graded 3 involve a level of risk that is similar to the risk at the time of origination. This portfolio company is performing as expected and the risk factors are neutral to favorable. All new investments are initially assessed a grade of 3. Investments graded 2 involve a portfolio company performing below expectations and indicates that the investment’s risk has increased materially since origination. This portfolio company may be out of compliance with debt covenants, however, payments are generally not more than 120 days past due. For investments graded 2, our investment adviser increases procedures to monitor the portfolio company and will write down the fair value of the investment if it is deemed to be impaired. An investment grade of 1 indicates that the portfolio company is performing materially below expectations and that the investment risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Investments graded 1 are not anticipated to be repaid in full. Our investment adviser employs half-point increments to reflect underlying trends in portfolio company operating or financial performance, as well as the general outlook. As of June 30, 2009, the weighted average investment grade of the investments in our portfolio was 2.9 with 6.2% of total investments at amortized cost (or 2.1% at fair value) on non-accrual status. The weighted average investment grade of the investments in our portfolio as of December 31, 2008 was 2.9. The distribution of the grades of our portfolio companies as of June 30, 2009 and December 31, 2008 is as follows (dollar amounts in thousands):

	June 30, 2009		December 31, 2008
	Fair Value	Number of Companies	Fair Value	Number of Companies
Grade 1	$41,525	9	$48,192	8
Grade 2	162,259	9	180,527	9
Grade 3	1,648,063	70	1,632,136	68
Grade 4	110,624	6	112,122	6
	$1,962,471	94	$1,972,977	91

The weighted average yields of the following portions of our portfolio as of June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009		December 31, 2008
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Debt and income producing securities	12.60%	11.68%	12.79%	11.73%
Total portfolio	10.99%	9.49%	11.24%	9.78%
Senior term debt	11.62%	10.82%	12.01%	10.85%
Senior subordinated debt	14.71%	13.45%	14.78%	13.69%
Income producing equity securities	10.29%	10.84%	8.42%	9.30%
First lien senior term debt	10.10%	9.61%	10.80%	9.99%
Second lien senior term debt	13.84%	12.51%	13.75%	12.04%

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2009 and 2008

Operating results for the three and six ended June 30, 2009 and 2008 are as follows (in thousands):

	For the three months ended		For the six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Total investment income	$59,111	$63,464	$115,127	$115,671
Total expenses	27,085	27,265	52,870	53,821
Net investment income before income taxes	32,026	36,199	62,257	61,850
Income tax expense (benefit), including excise tax	78	138	109	(184)
Net investment income	31,948	36,061	62,148	62,034
Net realized gains (losses)	(741)	17	23,967	216
Net unrealized gains (losses)	3,546	(32,806)	(16,328)	(49,812)
Net increase in stockholders’ equity resulting from operations	$34,753	$3,272	$69,787	$12,438

Net income can vary substantially from period to period for various factors, including the recognition of realized gains and losses and unrealized appreciation and depreciation.  As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

For the three months ended June 30, 2009, total investment income decreased $4.4 million, or 7%, over the three months ended June 30, 2008.  For the three months ended June 30, 2009, total investment income consisted of $54.0 million in interest income from investments, $0.6 million in capital structuring service fees, $0.7 million in dividend income, $1.8 million in other income and $1.9 million in management fees. Interest income from investments increased $4.3 million, or 9%, to $54.0 million for the three months ended June 30, 2009 from $49.7 million for the comparable period in 2008. The increase in interest income from investments was primarily due to the increase in the size of the portfolio as well as increases in the weighted average yield on the portfolio. The average investments, at amortized cost, for the quarter increased from $2.1 billion for the three months ended June 30, 2008 to $2.3 billion for the comparable period in 2009. Capital structuring service fees decreased $10.7 million, or 95%, to $0.6 million for the three months ended June 30, 2009 from $11.3 million for the comparable period in 2008. The decrease in capital structuring service fees was primarily due to the significant decrease in new investment commitments for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

For the six months ended June 30, 2009, total investment income decreased $0.5 million, or 1%, over the six months ended June 30, 2008.  For the six months ended June 30, 2009, total investment income consisted of $106.3 million in interest income from investments, $1.8 million in capital structuring service fees, $1.2 million in dividend income, $3.0 million in other income and $2.6 million in management fees. Interest income from investments increased $10.7 million, or 11%, to $106.3 million for the six months ended June 30, 2009 from $95.6 million for the comparable period in 2008. The increase in interest income from investments was primarily due to the increase in the size of the portfolio. The average investments, at amortized cost, for the period increased from $2.0 billion for the six months ended June 30, 2008 to $2.3 billion for the comparable period in 2009. Capital structuring service fees decreased $13.4 million, or 88%, to $1.8 million for the six months ended June 30, 2009 from $15.2 million for the comparable period in 2008. The decrease in capital structuring service fees was primarily due to the decrease in new investment commitments for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Operating Expenses

For the three months ended June 30, 2009, total expenses decreased $0.2 million, or 1%, over the three months ended June 30, 2008. Interest expense and credit facility fees decreased $0.9 million, or 12%, to $6.3 million for the three months ended June 30, 2009 from $7.2 million for the comparable period in 2008, primarily due to the lower average cost of debt. The average cost of debt for the three months ended June 30, 2009 was 2.91% compared to the average cost of debt of 3.59% for the comparable period in 2008 due to the significant decrease in LIBOR over the period. There were $880.2 million in average outstanding borrowings during the three months ended June 30, 2009 compared to average outstanding borrowings of $745.9 million in the comparable period in 2008. Incentive fees related to pre-incentive fee net investment income decreased $1.0 million, or 11%, to $8.0 million for the three months ended June 30, 2009 from $9.0 million for the comparable period in 2008, due to the decline in net investment income.

For the six months ended June 30, 2009, total expenses decreased $1.0 million, or 2%, over the six months ended June 30, 2008. Interest expense and credit facility fees decreased $4.2 million, or 25%, to $12.9 million for the six months ended June 30, 2009 from $17.1 million for the comparable period in 2008, primarily due to the lower average cost of debt. The average cost of debt for the six months ended June 30, 2009 was 2.94% compared to the average cost of debt of 4.35% for the comparable period in 2008 due to the significant decrease in LIBOR over the period. There were $882.7 million in average outstanding borrowings during the six months ended June 30, 2009 compared to average outstanding borrowings of $749.4 million in the comparable period in 2008. The decrease in total expenses was partially offset by the increase in administrative expense, which increased $1.2 million, or 133%, to $2.1 million for the six months ended June 30, 2009 from $0.9 million for the comparable period in 2008.  This increase was primarily due to the expenses incurred by IHAM pursuant to the separate services agreement between Ares Capital Management LLC.  There was no such agreement in place in 2008.  Additionally, professional fees increased $0.8 million, or 29%, to $3.7 million for the six months ended June 30, 2009 from $2.9 million for the comparable period in 2008.  This increase was primarily due to a rise in legal and valuation costs.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended June 30, 2009, the Company recorded no amounts for U.S. Federal excise tax. For the six months ended June 30, 2009, the Company recognized $0.1 million of benefits for U.S. Federal excise tax. For the three months ended June 30, 2008, the Company recorded a $0.1 million provision for U.S. Federal excise tax. For the six months ended June 30, 2008, the Company recorded a benefit of $0.3 million for U.S. Federal excise tax.

Certain of our wholly owned subsidiaries are subject to U.S. federal and state income taxes. For the three and six months ended June 30, 2009, we recorded tax provisions of approximately $0.1 million for these subsidiaries. For the three and six months ended June 30, 2008, we recorded tax provisions of approximately $0.1 million for these subsidiaries.

Net Unrealized Gains/Losses

For the three months ended June 30, 2009, the Company had net unrealized gains of $3.5 million, which was primarily comprised of $37.4 million in unrealized depreciation, $40.9 million in unrealized appreciation. The most significant changes in net unrealized appreciation and depreciation during the three months ended June 30, 2009 were as follows (in millions):

For the three months ended June 30, 2009
Portfolio Company	Unrealized Appreciation (Depreciation)
Ivy Hill Asset Management, LP (1)	$8.0
Waste Pro USA, Inc.	3.1
DSI Renal, Inc.	2.9
Apple & Eve, LLC	2.7
Capella Healthcare, Inc.	2.6
Best Brands Corp.	2.5
ADF Restaurant Group, LLC	2.1
Booz Allen & Hamilton, Inc.	1.8
Savers, Inc.	1.7
Wyle Laboratories, Inc.	1.4
Encanto Restaurants, Inc.	1.2
Wear Me Apparel, LLC	1.2
Carador PLC	(1.1)
MPBP Holdings, Inc.	(1.3)
Wastequip, Inc.	(1.3)
Vistar Corporation	(1.5)
DirectBuy Investors, LP	(1.5)
Courtside Acquisition Corp.	(1.7)
Vantage Oncology, Inc	(1.8)
Sigma International Group, Inc.	(1.8)
Reflexite Corporation	(2.5)
National Print Group, Inc.	(2.8)
Summit Business Media, LLC	(3.0)
LVCG Holdings LLC	(3.7)
Firstlight Financial Corporation	(10.9)
Other	7.2
Total	$3.5

(1)          See Note 10 to the consolidated financial statements.

For the three months ended June 30, 2008, the Company had net unrealized losses of $32.8 million, which primarily consisted of $48.8 million of unrealized depreciation from investments less $16.4 million of unrealized appreciation from investments. The most significant changes in net unrealized appreciation and depreciation during the three months ended June 30, 2008 were as follows (in millions):

For the three months ended June 30, 2008
Portfolio Company	Unrealized Appreciation (Depreciation)
Prommis Solutions, LLC	$2.5
LVCG Holdings LLC	1.9
Daily Candy, Inc.	1.9
Instituto de Banca y Commercio, Inc.	1.5
Pillar Holdings LLC	1.5
Savers, Inc.	1.3
Diversified Collection Services, Inc.	1.2
Industrial Container Services, LLC	0.9
Wastequip, Inc.	(1.3)
HB&G Building Products, Inc.	(1.4)
Ivy Hill Middle Market Credit Fund, Ltd.	(1.6)
MPBP Holdings, Inc.	(1.6)
Wear Me Apparel, LLC	(4.4)
Firstlight Financial Corporation	(5.0)
Making Memories, Inc.	(7.3)
Reflexite Corporation	(10.0)
Courtside Acquisition Corp.	(13.8)
Other	0.9
Total	$(32.8)

For the six months ended June 30, 2009, the Company had net unrealized losses of $16.3 million, which was primarily comprised of $71.3 million in unrealized depreciation and $53.6 million in unrealized appreciation and $1.4 million relating to the reversal of prior period net unrealized depreciation. The most significant changes in net unrealized appreciation and depreciation during the six months ended June 30, 2009 were as follows (in millions):

For the six months ended June 30, 2009
Portfolio Company	Unrealized Appreciation (Depreciation)
Apple & Eve, LLC	$8.2
Ivy Hill Asset Management, LP (1)	8.0
Best Brands Corp.	6.3
Capella Healthcare, Inc.	4.3
Waste Pro USA, Inc.	3.2
Booz Allen Hamilton, Inc.	3.0
DSI Renal, Inc.	2.2
Prommis Solutions, LLC	2.1
ADF Restaurant Group	2.1
Magnacare Holdings, Inc.	1.4
Wyle Laboratories, Inc.	1.4
Diversified Collections Services, Inc.	1.3
Encanto Restaurants, Inc.	1.2
Wear Me Apparel, LLC	1.2
OTG Management, Inc.	(1.1)
MPBP Holdings, Inc.	(1.3)
Vistar Corporation	(1.5)
Sigma International Group, Inc.	(1.8)
Things Remembered, Inc.	(1.8)
HB&G Building Products	(1.8)
Carador PLC	(2.6)
Wastequip, Inc.	(2.7)
AWTP, LLC	(2.7)
VOTC Acquisition Corp.	(2.8)
Growing Family, Inc.	(3.4)
Courtside Acquisition Corp.	(3.4)
Summit Business Media, LLC	(4.0)
Direct Buy Holdings, Inc.	(4.1)
National Print Group, Inc.	(4.3)
LVCG Holdings LLC	(4.5)
Reflexite Corporation	(10.6)
Firstlight Financial Corporation	(11.0)
Other	1.8
Total	$(17.7)

(1)                                  See Note 10 to the consolidated financial statements.

For the six months ended June 30, 2008, the Company had net unrealized losses of $49.8 million, which primarily consisted of $78.9 million of unrealized depreciation from investments less $29.4 million of unrealized appreciation from investments. The most significant changes in net unrealized appreciation and depreciation during the three months ended June 30, 2008 were as follows (in millions):

For the six months ended June 30, 2008
Portfolio Company	Unrealized Appreciation (Depreciation)
Equinox EIC Partners, LLC	$5.0
Prommis Solutions, LLC	2.5
LVCG Holdings LLC	1.9
Daily Candy, Inc.	1.9
Instituto de Banca y Commercio, Inc.	1.5
Pillar Holdings LLC	1.5
Savers, Inc.	1.3
Industrial Container Services, LLC	1.3
Diversified Collection Services, Inc.	1.2
Summit Business Media, LLC	(1.0)
National Print Group, Inc.	(1.0)
PRA International, Inc.	(1.4)
Abingdon Investment Limited, Ltd.	(1.4)
Ivy Hill Middle Market Credit Fund, Ltd.	(1.6)
Wastequip, Inc.	(2.0)
HB&G Building Products, Inc.	(2.0)
Apple & Eve, Inc.	(2.3)
Growing Family Inc.	(2.5)
CT Technologies Holding, LLC	(2.5)
Reflexite Corporation	(2.7)
Primis Marketing Group, Inc.	(3.5)
Wear Me Apparel, LLC	(4.4)
Firstlight Financial Corporation	(5.0)
MPBP Holdings, Inc.	(7.3)
Making Memories, Inc.	(8.2)
Courtside Acquisition Corp.	(17.1)
Other	(2.0)
Total	$(49.8)

Net Realized Gains/Losses

During the three months ended June 30, 2009, the Company had $85.8 million of sales and repayments resulting in $0.9 million of net realized losses. These sales and repayments included $4.0 million of loans sold to the Ivy Hill Funds, the two middle market credit funds managed by our affiliate, Ivy Hill Asset Management L.P. (“IHAM,” see Note 10 to the consolidated financial statements for more detail on IHAM and the Ivy Hill Funds). Net realized losses on investments were comprised of $0.1 million of gross realized gains and $1.0 of gross realized losses. The most significant realized gains and losses on investments for the three months ended June 30, 2009 were as follows (in millions):

Portfolio Company	Realized Gain (Loss)
Diversified Collection Services, Inc.	$0.1
Instituto de Banca y Commercio, Inc.	(0.9)
Other	(0.1)
Total	$(0.9)

During the three months ended June 30, 2008, the Company had $71.2 million of sales and repayments resulting in no significant net realized gains.

During the six months ended June 30, 2009, the Company repurchased $34.8 million of the CLO Notes (as defined below) resulting in a $26.5 million realized gain on the extinguishment of debt. The Company also had $163.2 million of sales and repayments resulting in $2.7 million of net realized losses. These sales and repayments included $40.5 million of loans sold to the Ivy Hill Funds. Net realized losses on investments were comprised of $0.2 million of gross realized gains and $2.9 of gross realized losses. The most significant realized gains and losses on investments for the six months ended June 30, 2009 were as follows (in millions):

Portfolio Company	Realized Gain (Loss)
Diversified Collection Services, Inc.	$0.2
Heartland Dental Care, Inc.	(0.2)
Bumble Bee Foods, LLC	(0.2)
Campus Management Corp.	(0.5)
Instituto de Banca y Commercio, Inc.	(0.9)
Capella Healthcare, Inc.	(1.0)
Other	(0.1)
Total	$(2.7)

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

As of June 30, 2009, the Company had $46.3 million in cash and cash equivalents and $879.3 million in total indebtedness outstanding. Subject to leverage restrictions, the Company had approximately $149.9 million available for additional borrowings under the Facilities as of June 30, 2009.

Due to volatility in global markets, the availability of capital and access to capital markets has been limited.  Until constraints on raising new capital ease, we intend to pursue other avenues of liquidity such as adjusting the pace of our investments, becoming more selective in evaluating investment opportunities to ensure appropriate risk-adjusted returns, pursuing asset sales, and/or recycling lower yielding investments. As the global liquidity situation evolves, we will continue to monitor and adjust our funding approach accordingly.  However, given the unprecedented nature of the volatility in the global markets, there can be no assurances that these activities will be successful. Moreover, if current levels of market disruption and volatility continue or worsen, we could face materially higher financing costs.  Consequently, our operating strategy could be materially and adversely affected. The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments. A failure to enter into definitive documentation on the Revolving Facility (as defined below) could have a material adverse impact on our business, financial condition and results of operations.

Equity Offerings

There were no sales of equity securities during the six months ended June 30, 2009.

The following table summarizes the total shares issued and proceeds we received net of underwriter, dealer manager and offering costs for the six months ended June 30, 2008 (in millions, except per share data):

	Shares issued	Offering price per share	Proceeds net of dealer manager and offering costs
April 2008 public offering	24.2	$11.00	$260.0
Total for the six months ended June 30, 2008	24.2		$260.0

Debt Capital Activities

Our debt obligations consisted of the following as of June 30, 2009 and December 31, 2008 (in millions):

	June 30, 2009		December 31, 2008
	Outstanding	Total Available(1)	Outstanding	Total Available(1)

Revolving Credit Facility	$375.1	$525.0	$480.5	$510.0
CP Funding Facility	225.0	225.0	114.3	350.0
Debt Securitization	279.2	279.2	314.0	314.0
	$879.3	$1,029.2	$908.8	$1,174.0

(1)          Subject to borrowing base and leverage restrictions.

The weighted average interest rate and weighted average maturity of all our outstanding borrowings as of June 30, 2009 were 1.98% and 4.7 years, respectively. The weighted average interest rate and weighted average maturity of all our outstanding borrowings as of December 31, 2008 were 3.03% and 4.9 years, respectively.

The ratio of total debt outstanding to stockholders’ equity as of June 30, 2009 was 0.81:1.00 compared to 0.83:1.00 as of December 31, 2008.

In December 2005, we entered into a senior secured revolving credit facility, referred to as the “Revolving Credit Facility,” under which, as amended, the lenders have agreed to extend credit to the Company in an aggregate principal amount not exceeding $525.0 million at any one time outstanding. As of June 30, 2009, there was $375.1 million outstanding under the Revolving Credit Facility (see Note 7 to the consolidated financial statements for more detail on the Revolving Credit Facility arrangement). The Revolving Credit Facility also includes an “accordion” feature that allows us to increase the size of the Revolving Credit Facility to a maximum of $765.0 million under certain circumstances.

In October 2004, we formed Ares Capital CP Funding LLC (“Ares Capital CP”), a wholly owned subsidiary of the Company, through which we established a revolving facility, referred to as the “CP Funding Facility,” that, as amended, allows Ares Capital CP to issue up to $350.0 million of variable funding certificates. On May 7, 2009, as part of the amendment to the CP Funding Facility we reduced the total availability of the CP Funding Facility to $225.0 million, of which the entire amount was outstanding as of June 30, 2009 (see Notes 7 and 15 to the consolidated financial statements for more detail on the CP Funding Facility arrangement).

In July 2006, through our wholly owned subsidiary, ARCC CLO 2006 LLC, we completed a $400.0 million debt securitization, referred to as the “Debt Securitization.” As part of the Debt Securitization, $314.0 million principal amount of asset-backed notes (including $50 million of revolving notes, all of which had been drawn as of June 30, 2009) (the “CLO Notes”) were issued to third parties and secured by a pool of middle market loans that had been purchased or originated by the Company. As of June 30, 2009, we also owned approximately $120.8 million aggregate principal amount of certain AA, A, BBB and non-rated securities that we retained in the Debt Securitization or purchased in the open market.  As of June 30, 2009, there was $279.2 million aggregate principal amount of CLO Notes outstanding.  The CLO Notes mature on December 20, 2019.

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

As of June 30, 2009, we had a long-term issuer rating of Ba1 from Moody’s Investor Service and a long-term counterparty credit rating from Standard & Poor’s Ratings Service of BBB.

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

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2009 and December 31, 2008, the Company had the following commitments to fund various revolving senior secured and subordinated loans (in millions):

	June 30, 2009	December 31, 2008
Total revolving commitments	$287.2	$419.0
Less: funded commitments	(89.0)	(139.6)
Total unfunded commitments	198.2	279.4
Less: commitments substantially at discretion of the Company	(16.0)	(32.4)
Less: unavailable commitments due to borrowing base or other covenant restriction	(60.1)	(64.5)
Total net adjusted unfunded revolving commitments	$122.1	$182.5

Of the total commitments as of June 30, 2009, $160.4 million extend beyond the maturity date for our Revolving Credit Facility. Additionally, $109.0 million of the total commitments or $34.0 million of the net adjusted unfunded commitments are scheduled to expire in 2009. Included within the total commitments as of June 30, 2009 are commitments to issue up to $15.6 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies.

Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of June 30, 2009, the Company had $10.3 million in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability.  Of these letters of credit, $4.9 million expire on September 30, 2009, $0.3 million expire on January 31, 2010, $0.2 million expire on February 28, 2010, $1.5 million expire on March 31, 2010 and $3.4 million expire on July 31, 2010.  These letters of credit may be extended under substantially similar terms for additional one-year terms at the Company’s option until the Revolving Credit Facility, under which the letters of credit were issued, matures on December 28, 2010.

As of June 30, 2009 and December 31, 2008, the Company was subject to subscription agreements to fund equity investments in private equity investment partnerships, substantially all at the discretion of the Company, as follows (in millions):

	June 30, 2009	December 31, 2008
Total private equity commitments	$428.3	$428.3
Total unfunded private equity commitments	$421.8	$423.6

RECENT DEVELOPMENTS

As of August 5, 2009, we had made one equity investment of $0.1 million since June 30, 2009. As of August 5, 2009, we exited $12.7 million of investments since June 30, 2009. Of these investments, 21% were senior secured debt and 79% were senior subordinated debt. The weighted average yield at amortized cost on these investments was 15.5%, and 96% of the investments were at a fixed rate.

On July 21, 2009, we entered into an agreement with Wachovia Bank N.A. (“Wachovia”) to establish a new revolving facility (the “CP Funding II Facility”) whereby Wachovia has agreed to extend credit to us in an aggregate principal amount not exceeding $200 million at any one time outstanding.  The CP Funding II Facility will expire three years after the closing thereof (plus two one-year options, subject to mutual consent) and the interest charged on the CP Funding II Facility will be based on LIBOR plus 4.00%.  We are required to pay a commitment fee on any unused portion of the CP Funding II Facility of between 0.50% and 2.50% depending on the usage level and we paid a structuring fee of 1.5% of the total facility amount, or $3.0 million.

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

As of June 30, 2009, approximately 58% of the investments at fair value in our portfolio were at fixed rates while approximately 29% were at variable rates and 13% were non-interest earning. Additionally, 11% of the investments at fair value or 39% of the investments at fair value with variable rates contain interest rate floor features. The Debt Securitization, the CP Funding Facility and the Revolving Credit Facility all feature variable rates.

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

Based on our June 30, 2009 balance sheet, the following table shows the impact on net income of base rate changes in interest rates assuming no changes in our investment and borrowing structure and reflecting the effect of our interest rate swap agreement described above and in Note 11 of the consolidated financial statements (in millions):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$15.5	$24.1	$(8.6)
Up 200 basis points	$9.4	$16.1	$(6.7)
Up 100 basis points	$4.0	$8.0	$(4.0)
Down 100 basis points	$(2.6)	$(3.7)	$1.1
Down 200 basis points	$(3.8)	$(3.7)	$(0.1)
Down 300 basis points	$(4.8)	$(3.7)	$(1.1)

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

In June 2009, as a part of the Company’s dividend reinvestment plan for our common stockholders, we purchased 364,990 shares of our common stock for $2.9 million in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during the quarter ended June 30, 2009.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 through April 30, 2009	—		—	—	—
May 1, 2009 through May 31, 2009	—		—	—	—
June 1, 2009 through June 30, 2009	364,990	(1)	$8.06	—	—
Total	364,990		$8.06	—	—

(1)          Pursuant to our dividend reinvestment plan, we directed our plan administrator to purchase 364,990 shares in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend for the second quarter of 2009.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

EXHIBIT INDEX

Number	Description
3.1	Articles of Amendment and Restatement, as amended(1)

3.2	Second Amended and Restated Bylaws(2)

4.1	Form of Stock Certificate(3)

10.1	Amended and Restated Custodian Agreement between the Registrant and U.S. Bank National Association(4)

10.2	Amendment No. 1 to the Purchase and Sale Agreement, dated as of May 7, 2009, by and between Ares Capital CP Funding LLC as buyer and the Registrant as seller(4)

10.3

Amendment No. 13 to Sale and Servicing Agreement, dated as of May 7, 2009, by and among Ares Capital CP Funding LLC as borrower, the Registrant as originator and servicer, each of the conduit purchasers and institutional purchasers from time to time party thereto, each of the purchaser agents from time to time party thereto, Wachovia Capital Markets, LLC, as administrative agent and purchaser agent with respect to Variable Funding Capital Company LLC, as conduit purchaser, U.S. Bank National Association, as trustee, and Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as the backup servicer(5)

10.4	Amendment No. 1 to the Commercial Loan Sale Agreement, dated as of July 17, 2009, between the Registrant and ARCC CLO 2006 LLC*

10.5

Note Purchase Agreement, dated as of July 21, 2009, among Ares Capital Corporation, as servicer and transferor, Ares Capital CP Funding II LLC, as borrower, Ares Capital CP Funding LLC, as guarantor, Wachovia Bank, National Association, as note purchaser and agent, Wells Fargo Bank, National Association, as collateral custodian, and U.S. Bank National Association, as trustee and bank(6)

10.6	First Tier Purchase and Sale Agreement, dated as of July 21, 2009, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings II LLC, as purchaser(6)

10.7	Second Tier Purchase and Sale Agreement, dated as of July 21, 2009, among Ares Capital CP Funding Holdings II LLC, as seller, and Ares Capital CP Funding II LLC, as purchaser(6)

31.1	Certification by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)

Incorporated by reference to Exhibit (a) to the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-149109), filed on March 14, 2008.

(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 814-00663), filed on February 27, 2009.

(3)

Incorporated by reference to Exhibit (d) to the Registrant’s pre-effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-114656), filed on September 28, 2004.

(4)

Incorporated by reference to Exhibits (j) and (k)(6), as applicable, to the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-158211), filed on May 28, 2009.

(5)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-00663), filed on May 11, 2009.

(6)	Incorporated by reference to Exhibit 10.1, 10.2 and 10.3, as applicable, to the Registrant’s Form 8-K (File No. 814-00663), filed on July 27, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES CAPITAL CORPORATION

Dated: August 6, 2009	By	/s/ Michael J. Arougheti
Michael J. Arougheti
President

Dated: August 6, 2009	By	/s/ Richard S. Davis
Richard S. Davis
Chief Financial Officer