Form 10-Q
period 2009-09-30
ARES CAPITAL CORP
filed 2009-11-05
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2009
Common stock, $0.001 par value	109,592,728

ARES CAPITAL CORPORATION

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(dollar amounts in thousands, except per share data)

	As of
	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Investments at fair value (amortized cost of $2,245,137 and $2,267,593, respectively)
Non-controlled/non-affiliate company investments	$1,506,376	$1,477,492
Non-controlled affiliate company investments	295,787	329,326
Controlled affiliate company investments	165,561	166,159
Total investments at fair value	1,967,724	1,972,977
Cash and cash equivalents	61,469	89,383
Receivable for open trades	—	3
Interest receivable	21,159	17,547
Other assets	14,729	11,423
Total assets	$2,065,081	$2,091,333
LIABILITIES
Debt	$767,871	$908,786
Management and incentive fees payable	56,527	32,989
Payable for open trades	489	—
Accounts payable and accrued expenses	14,750	10,006
Interest and facility fees payable	2,717	3,869
Dividend payable	136	40,804
Total liabilities	842,490	996,454
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 109,592,728 and 97,152,820 common shares issued and outstanding, respectively	110	97
Capital in excess of par value	1,505,031	1,395,958
Accumulated undistributed net investment loss	(2,436)	(7,637)
Accumulated net realized loss on investments, foreign currency transactions and extinguishment of debt	(2,397)	(124)
Net unrealized loss on investments and foreign currency transactions	(277,717)	(293,415)
Total stockholders’ equity	1,222,591	1,094,879
Total liabilities and stockholders’ equity	$2,065,081	$2,091,333
NET ASSETS PER SHARE	$11.16	$11.27

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(dollar amounts in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest from investments	$49,728	$45,425	$138,866	$118,112
Capital structuring service fees	—	3,029	1,653	14,175
Interest from cash & cash equivalents	35	325	245	1,314
Dividend income	525	375	1,568	1,246
Management fees	29	—	29	—
Other income	1,501	599	4,198	2,007
Total investment income from non-controlled/non-affiliate company investments	51,818	49,753	146,559	136,854

From non-controlled affiliate company investments:
Interest from investments	4,916	7,924	17,019	24,668
Capital structuring service fees	—	281	—	1,376
Dividend income	148	256	285	522
Management fees	63	188	1,380	564
Other income	140	136	308	379
Total investment income from non-controlled affiliate company investments	5,267	8,785	18,992	27,509

From controlled affiliate company investments:
Interest from investments	2,255	2,946	7,348	9,126
Capital structuring service fees	—	—	194	3,000
Dividend income	1,511	133	1,511	133
Management fees	—	437	1,286	1,068
Other income	30	13	118	48
Total investment income from controlled affiliate company investments	3,796	3,529	10,457	13,375

Total investment income	60,881	62,067	176,008	177,738

EXPENSES:
Interest and credit facility fees	5,721	9,535	18,603	26,613
Base management fees	7,508	7,963	22,502	22,729
Incentive management fees	8,227	8,205	23,764	23,713
Professional fees	2,044	1,499	5,749	4,370
Professional fees related to the acquisition of Allied Capital Corporation	1,989	—	1,989	—
Insurance	313	301	988	927
Administrative	809	802	2,905	1,702
Depreciation	167	134	505	338
Directors fees	134	57	370	197
Other	609	869	3,016	2,597
Total expenses	27,521	29,365	80,391	83,186

NET INVESTMENT INCOME BEFORE INCOME TAXES	33,360	32,702	95,617	94,552

Income tax expense (benefit), including excise tax	454	(118)	563	(302)

NET INVESTMENT INCOME	32,906	32,820	95,054	94,854

REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCY TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	12,049	2,018	9,887	2,235
Non-controlled affiliate company investments	—	2,600	(482)	2,601
Controlled affiliate company investments	(13,705)	—	(13,705)	—
Foreign currency transactions	—	(38)	68	(40)
Net realized gains (losses)	(1,656)	4,580	(4,232)	4,796

Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	(552)	(52,689)	1,336	(81,283)
Non-controlled affiliate company investments	14,916	(21,354)	3,644	(45,212)
Controlled affiliate company investments	17,699	(4,750)	10,773	(2,117)
Foreign currency transactions	(37)	—	(55)	7
Net unrealized gains (losses)	32,026	(78,793)	15,698	(128,605)

Net realized and unrealized gains (losses) from investments and foreign currency transactions	30,370	(74,213)	11,466	(123,809)

REALIZED GAIN ON EXTINGUISHMENT OF DEBT	—	—	26,543	—

NET INCREASE (DECREASE) IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$63,276	$(41,393)	$133,063	$(28,955)

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE (see Note 4)	$0.62	$(0.43)	$1.34	$(0.33)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING – BASIC AND DILUTED (see Note 4)	102,831,909	97,152,820	99,066,652	87,152,501

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2009 (unaudited)

(dollar amounts in thousands, except per unit data)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Healthcare—Services
American Renal Associates, Inc.	Dialysis provider	Senior secured loan ($1,082 par due 12/2010)	8.5% (Libor + 6.00%/D)	12/14/2005	$1,082	$1,082	$1.00	(3) (15)
		Senior secured loan ($10,401 par due 12/2011)	8.5% (Libor + 6.00%/Q)	12/14/2005	10,401	10,401	$1.00	(3) (15)

Capella Healthcare, Inc.	Acute care hospital operator	Junior secured loan ($55,000 par due 2/2016)	13.00%	2/29/2008	55,000	53,350	$0.97
		Junior secured loan ($30,000 par due 2/2016)	13.00%	2/29/2008	30,000	29,100	$0.97	(2)

CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC(6)	Healthcare analysis services	Preferred stock (7,427 shares)		6/15/2007	7,427	7,055	$950.00	(4)
		Common stock (9,679 shares)		6/15/2007	4,000	8,134	$840.38	(5)
		Common stock (1,546 shares)		6/15/2007	—	—	$—	(5)

DSI Renal, Inc.	Dialysis provider	Senior secured revolving loan ($122 par due 3/2013)	5.30% (Libor + 5.00%/M)	4/4/2006	122	103	$0.85
		Senior secured revolving loan ($3,520 par due 3/2013)	5.30% (Libor + 5.00%/M)	4/4/2006	3,520	2,992	$0.85
		Senior secured revolving loan ($1,120 par due 3/2013)	5.30% (Libor + 5.00%/M)	4/4/2006	1,120	952	$0.85
		Senior secured revolving loan ($1,152 par due 3/2013)	5.30% (Libor + 5.00%/M)	4/4/2006	1,152	979	$0.85
		Senior secured revolving loan ($1,600 par due 3/2013)	5.30% (Libor + 5.00%/M)	4/4/2006	1,600	1,360	$0.85
		Senior secured revolving loan ($2 par due 3/2013)	5.30% (Libor + 5.00%/M)	4/4/2006	2	2	$0.85
		Senior secured revolving loan ($18 par due 3/2013)	5.30% (Libor + 5.00%/M)	4/4/2006	18	15	$0.85
		Senior secured revolving loan ($24 par due 3/2013)	5.30% (Libor + 5.00%/M)	4/4/2006	24	21	$0.85
		Senior secured revolving loan ($54 par due 3/2013)	5.30% (Libor + 5.00%/M)	4/4/2006	54	46	$0.85
		Senior secured revolving loan ($17 par due 3/2013)	5.30% (Libor + 5.00%/M)	4/4/2006	17	14	$0.85
		Senior secured revolving loan ($20 par due 3/2013)	5.30% (Libor + 5.00%/M)	4/4/2006	20	17	$0.85
		Senior secured revolving loan ($294 par due 3/2013)	5.30% (Libor + 5.00%/M)	4/4/2006	210	250	$0.85
		Senior secured revolving loan ($44 par due 3/2013)	5.30% (Libor + 5.00%/M)	4/4/2006	31	37	$0.85
		Senior secured loan ($17,025 par due 4/2014)	5.30% (Libor + 5.00%/M)	4/4/2006	12,161	14,472	$0.85
		Senior subordinated note ($63,992 par due 4/2014)	16.00% PIK	4/4/2006	63,439	49,263	$0.77	(2)(4)
		Senior subordinated note ($13,736 par due 4/2014)	16.00% PIK	4/4/2006	13,675	10,577	$0.77	(3)(4)

GG Merger Sub I, Inc.	Drug testing services	Senior secured loan ($11,330 par due 12/2014)	4.30% (Libor + 4.00%/Q)	12/14/2007	10,839	9,744	$0.86
		Senior secured loan ($12,000 par due 12/2014)	4.30% (Libor + 4.00%/Q)	12/14/2007	11,481	10,320	$0.86

HCP Acquisition Holdings, LLC(7)	Healthcare compliance advisory services	Class A units (10,062,095 units)		6/26/2008	10,062	7,194	$0.72	(5)

Heartland Dental Care, Inc.	Dental services	Senior subordinated note ($32,717 par due 8/2013)	11.00% Cash, 3.25% PIK	7/31/2008	32,717	32,717	$1.00	(4)

Magnacare Holdings, Inc., Magnacare Administrative Services, LLC, and Magnacare, LLC	Healthcare professional provider	Senior subordinated note ($4,623 par due 12/2012)	12.75% Cash, 2.00% PIK	2/9/2009	3,241	4,646	$1.00	(4)

MPBP Holdings, Inc., Cohr Holdings, Inc. and MPBP Acquisition Co., Inc.	Healthcare equipment services	Senior secured loan ($997 par due 1/2014)		1/31/2007	512	489	$0.49	(3)
		Junior secured loan ($20,000 par due 1/2014)	6.50% (Libor + 6.25%/B)	1/31/2007	20,000	5,000	$0.25
		Junior secured loan ($12,000 par due 1/2014)	6.50% (Libor + 6.25%/B)	1/31/2007	12,000	3,000	$0.25	(3)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Common stock (50,000 shares)		1/31/2007	5,000	—	—	(5)
MWD Acquisition Sub, Inc.	Dental services	Junior secured loan ($5,000 par due 5/2012)	6.49% (Libor + 6.25%/M)	5/3/2007	5,000	4,350	$0.87	(3)

OnCURE Medical Corp.	Radiation oncology care provider	Senior secured loan ($3,076 par due 8/2009)	3.75% (Libor + 3.50%/M)	8/18/2006	3,076	2,707	$0.88	(3)
		Senior subordinated note ($32,517 par due 8/2013)	11.00% Cash, 1.50% PIK	8/18/2006	32,542	29,288	$0.90	(4)
		Common stock (857,143 shares)		8/18/2006	3,000	3,000	$3.50	(5)

Passport Health Communications, Inc, Passport Holding Corp. and Prism Holding Corp.	Healthcare technology provider	Senior secured loan ($12,725 par due 5/2014)	10.50% (Libor + 7.50%/M)	5/9/2008	12,725	12,470	$0.98	(15)
		Senior secured loan ($11,746 par due 5/2014)	10.50% (Libor + 7.50%/M)	5/9/2008	11,746	11,511	$0.98	(3) (15)
		Series A preferred stock (1,594,457 shares)		7/30/2008	9,900	9,900	$6.21	(5)
		Common stock (16,106 shares)		7/30/2008	100	100	$6.21	(5)

PG Mergersub, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Senior subordinated loan ($4,000 par due 3/2016)	12.50%	3/12/2008	3,935	3,920	$0.98
		Preferred stock (333 shares)		3/12/2008	333	334	$1,003.00	(5)
		Common stock (16,667 shares)		3/12/2008	167	167	$10.00	(5)

The Schumacher Group of Delaware, Inc.	Outsourced physician service provider	Senior subordinated loan ($30,909 par due 7/2012)	11.13% Cash, 1.00% PIK	7/18/2008	30,909	30,909	$1.00	(4)
		Senior subordinated loan ($5,229 par due 7/2012)	11.13% Cash, 1.00% PIK	7/18/2008	5,229	5,229	$1.00	(4)

Triad Laboratory Alliance, LLC	Laboratory services	Senior secured loan ($4,282 par due 12/2011)	8.50% (Libor + 5.50%/Q)	12/21/2005	4,116	4,282	$1.00	(3) (15)
		Senior subordinated note ($15,534 par due 12/2012)	12.00% Cash, 1.75% PIK	12/21/2005	15,534	15,068	$0.97	(4)

VOTC Acquisition Corp.	Radiation oncology care provider	Senior secured loan ($17,329 par due 7/2012)	11.00% Cash, 2.00% PIK	6/30/2008	17,329	17,329	$1.00	(4)
		Series E preferred shares (3,888,222 shares)		7/14/2008	8,748	3,800	$0.98	(5)
					475,316	417,696			34.16%

Education
Campus Management Corp. and Campus Management Acquisition Corp.(6)	Education software developer	Senior secured loan ($3,280 par due 8/2013)	13.00 Cash, 3.00% PIK	2/8/2008	3,280	3,280	$1.00	(16) (4)
		Senior secured loan ($30,494 par due 8/2013)	13.00 Cash, 3.00% PIK	2/8/2008	30,494	30,494	$1.00	(2) (16) (4)
		Senior secured loan ($9,028 par due 8/2013)	10.00% Cash, 3.00% PIK	2/8/2008	9,028	9,028	$1.00	(16) (4)
		Preferred stock (493,147 shares)	8.00% PIK	2/8/2008	8,952	12,800	$24.33	(4)

ELC Acquisition Corporation	Developer, manufacturer and retailer of educational products	Senior secured loan ($162 par due 11/2012)	3.50% (Libor + 3.25%/M)	11/30/2006	162	154	$0.95	(3)
		Junior secured loan ($8,333 par due 11/2013)	7.25% (Libor + 7.00%/M)	11/30/2006	8,333	7,917	$0.95	(3)

Instituto de Banca y Comercio, Inc. Leeds IV Advisors, Inc.(8)	Private school operator	Senior secured revolving loan ($11,730 par due 3/2014)	6.50% (Libor + 4.00%/Q)	3/15/2007	1,232	1,232	$1.00	(3) (15)
		Senior secured loan ($11,730 par due 3/2014)	8.50% (Libor + 6.00%/Q)	3/15/2007	11,730	11,730	$1.00	(3) (15)
		Senior subordinated loan ($30,644 par due 6/2014)	13.00% Cash, 3.00% PIK	6/4/2008	30,644	30,644	$1.00	(4)
		Preferred stock (165,811 shares)		6/4/2008	788	1,883	$11.35	(5)
		Preferred stock (140,577 shares)		3/31/2009	668	1,596	$12.94	(5)
		Common stock (214,286 shares)		6/4/2008	54	2,433	$11.35	(5)
		Common stock (140,577 shares)		3/31/2009	35	1,596	$12.94	(5)

Lakeland Finance, LLC	Private school operator	Senior secured note ($30,000 par due 12/2012)	11.50%	12/13/2005	30,000	30,000	$1.00
		Senior secured note ($3,000 par due 12/2012)	11.50%	12/13/2005	3,000	3,000	$1.00	(2)

R3 Education, Inc. (formerly known as Equinox EIC Partners, LLC and MUA Management Company)(6)(8)	Medical school operator	Senior secured revolving loan ($1,186 par due 12/2012)	6.25% (Libor + 6.00%/M)	4/3/2007	1,186	1,162	$0.98
		Senior secured loan ($14,113 par due 12/2012)	6.25% (Libor + 6.00%/M)	9/21/2007	14,113	13,830	$0.98	(2)
		Senior secured loan ($7,300 par due 12/2012)	6.25% (Libor + 6.00%/M)	4/3/2007	7,275	7,130	$0.98	(3)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Common membership interest (26.27% interest)		9/21/2007	15,800	17,185		(5)
		Preferred Stock (8,000 shares)			2,000	2,000	$250.00	(5)
		Preferred stock (800 shares)			200	200	$250.00	(5)
					178,974	189,294			15.48%

Beverage, Food and Tobacco
3091779 Nova Scotia Inc.(8)	Baked goods manufacturer	Junior secured loan (Cdn $14,241 par due 11/2012)	10.00% Cash, 4.00% PIK	11/2/2007	15,047	11,278	$0.85	(4) (12)
		Senior secured revolving loan (Cdn $7,338 par due 11/2012)	8.00%	11/2/2007	6,757	7,127	$1.00	(4) (12)
		Warrants to purchase 57,545 shares			—	—	$—	(5)

Apple & Eve, LLC and US Juice Partners, LLC(6)	Juice manufacturer	Senior secured loan ($24,216 par due 10/2013)	14.50% (Libor + 11.50%/M)	10/5/2007	24,216	23,974	$0.99	(15)
		Senior secured loan ($11,870 par due 10/2013)	14.50% (Libor + 11.50%/M)	10/5/2007	11,870	11,752	$0.99	(15)
		Senior units (50,000 units)			5,000	3,500	$70.00

Best Brands Corporation	Baked goods manufacturer	Senior secured loan ($13,135 par due 12/2012)	7.51% (Libor + 7.25%M)	2/15/2008	10,966	13,135	$1.00	(4)
		Senior secured loan ($8,759 par due 6/2013)	7.51% (Libor + 7.25%M)	12/14/2006	7,462	8,759	$1.00	(4)
		Junior secured loan ($28,692 par due 6/2013)	12.00% Cash, 4.00% PIK	12/14/2006	28,053	28,692	$1.00	(2)(4)
		Junior secured loan ($8,611 par due 6/2013)	12.00% Cash, 4.00% PIK	12/14/2006	8,611	8,611	$1.00	(3)(4)
		Junior secured loan ($11,733 par due 6/2013)	12.00% Cash, 4.00% PIK	12/14/2006	11,733	11,733	$1.00	(3)(4)

Bumble Bee Foods, LLC and BB Co-Invest LP	Canned seafood manufacturer	Senior subordinated loan ($30,756 par due 11/2018)	16.25% (12.00% Cash, 4.25% Optional PIK)	11/18/2008	30,756	30,756	$1.00	(4)
		Common stock (4,000 shares)		11/18/2008	4,000	5,700	$1,425.00	(5)

Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated note ($5,874 par due 2/2013)	13.00% PIK	2/6/2008	5,874	5,874	$1.00	(2)(4)
		Preferred stock (6,258 shares)		9/1/2006	2,500	1,725	$275.65	(5)
					172,845	172,616			14.12%

Restaurants and Food Services
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($1,408 par due 11/2013)	6.50% (Libor + 3.5%/Q)	11/27/2006	1,408	1,408	$1.00	(15)
		Senior secured revolving loan ($2,010 par due 11/2013)	6.50% (Libor + 3.5% /S)	11/27/2006	2,010	2,010	$1.00	(4) (15)
		Senior secured loan ($23,615 par due 11/2012)	12.50% (Libor + 6.50% Cash, 3.00% PIK/Q)	11/27/2006	23,622	23,615	$1.00	(4) (15)
		Senior secured loan ($11,069 par due 11/2012)	12.50% (Libor + 6.50% Cash, 3.00% PIK/Q)	11/27/2006	11,069	11,069	$1.00	(2)(4)(15)
		Promissory note ($13,105 par due 11/2016)	12.00% PIK	6/1/2006	13,093	13,795	$1.05	(15)
		Warrants to purchase 0.61 shares		6/1/2006	—	4,370	$—	(5)

Encanto Restaurants, Inc.(8)	Restaurant owner and operator	Junior secured loan ($21,368 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/2006	21,368	20,299	$0.95	(2)(4)
		Junior secured loan ($4,070 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/2006	4,070	3,867	$0.95	(3)(4)

OTG Management, Inc.	Airport restaurant operator	Junior secured loan ($15,884 par due 6/2013)	20.50% (Libor + 11.00% Cash, 6.50% PIK/M)	6/19/2008	15,884	15,884	$1.05	(15)
		Warrants to purchase up to 88,991 shares of common stock			—	750	$8.43	(5)
		Warrants to purchase up to 9 shares of common stock			—	—	$—	(5)

Vistar Corporation and Wellspring Distribution Corp.	Food service distributor	Senior subordinated loan ($43,625 par due 5/2015)	13.50%	5/23/2008	43,625	41,444	$0.95
		Senior subordinated loan ($25,000 par due 5/2015)	13.50%	5/23/2008	25,000	23,750	$0.95	(2)
		Senior subordinated loan ($5,000 par due 5/2015)	13.50%	5/23/2008	5,000	4,750	$0.95	(2)
		Class A non-voting common stock (1,366,120 shares)		5/23/2008	7,500	3,253	$2.38	(5)
					173,649	170,264			13.93%

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Financial
Carador PLC(6)(8)(9)	Investment company	Ordinary shares (7,110,525 shares)		12/15/2006	9,033	2,311	$0.38	(5)

CIC Flex, LP(9)	Investment partnership	Limited partnership units (0.69 unit)		9/7/2007	41	41	$59,420.29	(5)

Covestia Capital Partners, LP(9)	Investment partnership	Limited partnership interest (47% interest)		6/17/2008	1,059	1,059		(5)

Firstlight Financial Corporation(6)(9)	Investment company	Senior subordinated loan ($72,894 par due 12/2016)	1.00% PIK	12/31/2006	72,871	54,670	$0.75	(4)
		Common stock (10,000 shares)		12/31/2006	10,000	—	$—	(5)
		Common stock (30,000 shares)		12/31/2006	30,000	—	$—	(5)

Ivy Hill Asset Management, L.P.		Member interest			3,586	11,088

Ivy Hill Middle Market Credit Fund, Ltd. (7)(8)(9)	Investment company	Class B deferrable interest notes ($40,000 par due 11/2018)	6.72% (Libor + 6.00%/Q)	11/20/2007	40,000	36,800	$0.92
		Subordinated notes ($15,681 par due 11/2018)		11/20/2007	15,681	14,113	$0.90	(5)

Imperial Capital Group, LLC and Imperial Capital Private Opportunities, LP(6)(9)	Investment banking services	Limited partnership interest (80% interest)		5/10/2007	3,094	3,094		(5)
		Common units (7,710 units)		5/10/2007	14,997	20,000	$2,594.03	(5)
		Common units (2,526 units)		5/10/2007	3	3	$1.00	(5)
		Common units (315 units)		5/10/2007	—	—	$—	(5)

Partnership Capital Growth Fund I, LP(9)	Investment partnership	Limited partnership interest (25% interest)		6/16/2006	2,711	2,711		(5)

Trivergance Capital Partners, LP(9)	Investment partnership	Limited partnership interest (100% interest)		6/5/2008	1,672	1,672		(5)

VSC Investors LLC(9)	Investment company	Membership interest (4.63% interest)		1/24/2008	635	635		(5)
					205,383	148,197			12.12%

Services—Other
American Residential Services, LLC	Plumbing, heating and air-conditioning services	Junior secured loan ($20,403 par due 4/2015)	10.00% Cash, 2.00% PIK	4/17/2007	20,505	19,685	$0.96	(2)(4)

Diversified Collection Services, Inc.	Collections services	Senior secured loan ($10,529 par due 8/2011)	9.50% (Libor + 6.75%/M)	2/2/2005	8,849	10,529	$1.00	(15)
		Senior secured loan ($3,747 par due 8/2011)	9.50% (Libor + 6.75%/M)	2/2/2005	3,747	3,747	$1.00	(3) (15)
		Senior secured loan ($323 par due 8/2011)	9.50% (Libor + 6.75%/Q)	2/2/2005	272	323	$1.00	(15)
		Senior secured loan ($115 par due 8/2011)	9.50% (Libor + 6.75%/Q)	2/2/2005	115	115	$1.00	(3) (15)
		Senior secured loan ($1,931 par due 2/2011)	13.75% (Libor + 11.00%/M)	2/2/2005	1,931	1,931	$1.00	(15)
		Senior secured loan ($7,492 par due 8/2011)	13.75% (Libor + 11.00%/M)	2/2/2005	7,492	7,492	$1.00	(15)
		Preferred stock (14,927 shares)		5/18/2006	169	264	$17.69	(5)
		Common stock (114,004 shares)		2/2/2005	295	286	$2.51	(5)

GCA Services Group, Inc.	Custodial services	Senior secured loan ($20,865 par due 12/2011)	12.00%	12/15/2006	23,193	23,255	$1.00	(2)
		Senior secured loan ($5,000 par due 12/2011)	12.00%	12/15/2006	4,755	4,768	$1.00
		Senior secured loan ($10,346 par due 12/2011)	12.00%	12/15/2006	9,840	9,866	$1.00	(3)

Growing Family, Inc. and GFH Holdings, LLC	Photography services	Senior secured revolving loan ($1,513 par due 8/2011)	10.50% (Libor + 3.00% Cash, 4.00% PIK/A)	3/16/2007	1,513	454	$0.30	(4) (14) (15)
		Senior secured loan ($11,188 par due 8/2011)	13.00% (Libor + 3.50% Cash, 6.00% PIK/Q)	3/16/2007	11,188	3,356	$0.30	(4) (14) (15)
		Senior secured loan ($372 par due 8/2011)	11.25% (Base Rate + 8.00%/A)	3/16/2007	372	111	$0.30	(4) (14) (15)
		Senior secured loan ($3,575 par due 8/2011)	15.50% (Libor + 6.00% Cash, 6.00% PIK/Q)	3/16/2007	3,575	1,073	$0.30	(4) (14) (15)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior secured loan ($147 par due 8/2011)	15.50% (Libor + 6.00% Cash, 6.00% PIK/Q)	3/16/2007	147	44	$0.30	(4) (14) (15)
		Common stock (552,430 shares)		3/16/2007	872	—	$—	(5)

NPA Acquisition, LLC	Powersport vehicle auction operator	Junior secured loan ($12,000 par due 2/2013)	6.99% (Libor + 6.75%/M)	8/23/2006	12,000	12,000	$1.00	(3)
		Common units (1,709 shares)		8/23/2006	1,000	2,300	$1,345.82	(5)

Web Services Company, LLC	Laundry service and equipment provider	Senior secured loan ($4,950 par due 8/2014)	5.30% (Libor + 5.00%/Q)	6/15/2009	4,582	4,802	$0.97	(4)
		Senior subordinated loan ($18,103 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	18,103	17,198	$0.95	(4)
		Senior subordinated loan ($25,640 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	25,640	24,358	$0.95	(2)(4)
					160,155	147,957			12.10%

Business Services
Booz Allen Hamilton, Inc.	Strategy and technology consulting services	Senior secured loan ($743 par due 7/2015)	7.50% (Libor + 4.50%/S)	7/31/2008	728	743	$1.00	(3) (15)
		Senior subordinated loan ($22,400 par due 7/2016)	11.00% Cash, 2.00% PIK	7/31/2008	22,196	22,400	$1.00	(2)(4) (15)
		Senior subordinated loan ($250 par due 7/2016)	11.00% Cash, 2.00% PIK	7/31/2008	220	250	$1.00	(2)(4)

Investor Group Services, LLC(6)	Financial services	Limited liability company membership interest (10.00% interest)		6/22/2006	—	500		(5)

Pillar Holdings LLC and PHL Holding Co. (6)	Mortgage services	Senior secured revolving loan ($375 par due 11/2013)	5.80% (Libor + 5.50%/B)	11/20/2007	375	375	$1.00
		Senior secured revolving loan ($938 par due 11/2013)	5.80% (Libor + 5.50%/B)	11/20/2007	938	938	$1.00
		Senior secured loan ($1,875 par due 5/2014)	14.50%	7/31/2008	1,875	1,875	$1.00
		Senior secured loan ($5,500 par due 5/2014)	14.50%	7/31/2008	5,500	5,500	$1.00
		Senior secured loan ($16,902 par due 11/2013)	5.80% (Libor + 5.50%/B)	11/20/2007	16,902	16,902	$1.00	(2)
		Senior secured loan ($10,550 par due 11/2013)	5.80% (Libor + 5.50%/B)	11/20/2007	10,550	10,550	$1.00	(3)
		Common stock (84.78 shares)		11/20/2007	3,768	7,234	$85,105.88	(5)

Primis Marketing Group, Inc. and Primis Holdings, LLC(6)	Database marketing services	Senior subordinated note ($10,222 par due 2/2013)	13.50% Cash, 2.00% PIK	8/24/2006	10,222	511	$0.05	(4)(14)
		Preferred units (4,000 units)		8/24/2006	3,600	—	—	(5)
		Common units (4,000,000 units)		8/24/2006	400	—	—	(5)

Prommis Solutions, LLC, E-Default Services, LLC, Statewide Tax and Title Services, LLC & Statewide Publishing Services, LLC (formerly known as MR Processing Holding Corp.)	Bankruptcy and foreclosure processing services	Senior subordinated note ($26,394 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/2007	26,394	25,866	$0.98	(4)
		Senior subordinated note ($26,498 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/2007	26,498	25,968	$0.98	(2)(4)
		Preferred stock (30,000 shares)		4/11/2006	3,000	6,221	$207.37	(5)

R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	250	$1.00	(5)

Summit Business Media, LLC	Business media consulting services	Junior secured loan ($10,669 par due 11/2013)	15.00% PIK	8/3/2007	10,276	1,600	$0.15	(3) (4) (14)

VSS-Tranzact Holdings, LLC(6)	Management consulting services	Common membership interest (8.51% interest)		10/26/2007	10,000	6,000		(5)
					153,692	133,683			10.93%

Retail
Apogee Retail, LLC	For-profit thrift retailer	Senior secured loan ($1,863 par due 3/2012)	5.49% (Libor + 5.25%/M)	3/27/2007	1,863	1,677	$0.90
		Senior secured loan ($2,977 par due 3/2012)	5.49% (Libor + 5.25%/M)	3/27/2007	2,977	2,679	$0.90
		Senior secured loan ($11,296 par due 11/2012)	12.00% Cash, 4.00% PIK	5/28/2008	11,296	11,296	$1.00	(4)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior secured loan ($26,738 par due 3/2012)	5.50% (Libor + 5.25%/M)	3/27/2007	26,738	24,065	$0.90	(2)
		Senior secured loan ($11,700 par due 3/2012)	5.50% (Libor + 5.25%/M)	3/27/2007	11,700	10,530	$0.90	(3)

Dufry AG(8)	Retail newstand operator	Common stock (39,056 shares)		3/28/2008	3,000	2,200	$56.33	(5)

Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Senior subordinated note ($6,044 par due 8/2014)	10.00% Cash, 2.00% PIK	8/8/2006	6,044	5,923	$0.98	(4)
		Senior subordinated note ($22,236 par due 8/2014)	10.00% Cash, 2.00% PIK	8/8/2006	22,236	21,792	$0.98	(2)(4)
		Common stock (1,170,182 shares)		8/8/2006	4,500	5,840	$4.99	(5)

Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($4,506 par due 9/2012)	5.5% Cash, 1.00% PIK Option	9/28/2006	4,506	3,154	$0.70	(3)
		Senior secured loan ($7,303 par due 9/2012)	5.5% Cash, 1.00% PIK Option	9/28/2006	7,303	5,112	$0.70	(3)
		Senior secured loan ($28,402 par due 9/2012)	5.5% Cash, 1.00% PIK Option	9/28/2006	28,402	19,882	$0.70	(2)
		Preferred stock (800 shares)		9/28/2006	200	—	$—	(5)
		Common stock (80 shares)		9/28/2006	1,800	—	$—	(5)
		Warrants to purchase 858 shares of commons shares		3/19/2009	—	—	$—	(5)
		Warrants to purchase 73 shares of Preferred shares		3/19/2009	—	—	$—	(5)
					132,565	114,150			9.34%

Manufacturing
Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan ($5,616 par due 4/2010)	5.28% (Libor + 5.00%/Q)	3/28/2005	5,653	5,223	$0.93	(3) (15)

Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($9,018 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/16/2006	9,018	8,657	$0.96	(3) (15)
		Senior secured loan ($536 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/16/2006	536	515	$0.96	(3) (15)
		Senior secured loan ($156 par due 5/2011)	8.50% (Base + 5.25%/M)	5/16/2006	156	150	$0.96	(3) (15)
		Senior secured loan ($1,604 par due 5/2011)	10.00% (Libor + 6.00%/M)	5/16/2006	1,604	1,508	$0.94	(3) (15)
		Senior secured loan ($4,900 par due 5/2011)	13.00% Cash, 3.00% PIK	5/16/2006	4,900	4,704	$0.96	(2)(4)

Qualitor, Inc.	Automotive aftermarket components supplier	Senior secured loan ($1,743 par due 12/2011)	6.00% (Base Rate + 2.75%/M)	12/29/2004	1,743	1,656	$0.95	(3)
		Junior secured loan ($5,000 par due 6/2012)	9.00% (Base Rate + 5.75%/M)	12/29/2004	5,000	4,750	$0.95	(3)

Reflexite Corporation (7)	Developer and manufacturer of high-visibility reflective products	Senior subordinated loan ($16,557 par due 2/2015)	12.50% Cash, 5.50% PIK	2/28/2008	16,557	16,557	$1.00	(4)
		Common stock (1,821,860 shares)		3/28/2006	27,435	24,898	$13.67	(5)

Saw Mill PCG Partners LLC	Precision components manufacturer	Common units (1,000 units)		2/2/2007	1,000	—	$—	(5)

UL Holding Co., LLC	Petroleum product manufacturer	Senior secured loan ($10,945 par, due 12/2012)	9.34% (Libor + 8.88% /Q)	2/13/2009	10,945	10,726	$0.98	(5)
		Senior secured loan ($2,985 par, due 12/2012)	14.00%	2/13/2009	2,985	2,925	$0.98	(5)
		Senior secured loan ($2,985 par, due 12/2012)	14.00%	2/13/2009	2,985	2,925	$0.98	(5)
		Senior secured loan ($995 par, due 12/2012)	14.00%	2/13/2009	995	975	$0.98	(5)
		Senior secured loan ($2,985 par, due 12/2012)	9.35% (Libor + 8.88% / Q)	2/13/2009	2,985	2,925	$0.98	(5)
		Common units (50,000 units)		4/25/2008	500	500	$10.00	(5)
		Common units (50,000 units)		4/25/2008	—	—	$—	(5)

Universal Trailer Corporation(6)	Livestock and specialty trailer manufacturer	Common stock (74,920 shares)		10/8/2004	7,930	—	$—	(5)
					102,927	89,594			7.33%

Printing, Publishing and Media
Canon Communications LLC	Print publications services	Junior secured loan ($11,907 par due 11/2011)	13.75% (Libor + 8.75% Cash, 2.00% PIK/Q)	5/25/2005	11,902	10,121	$0.85	(2) (4) (15)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Junior secured loan ($12,134 par due 11/2011)	13.75% (Base Rate + 8.75% Cash, 2.00% PIK/Q)	5/25/2005	12,130	10,314	$0.85	(3) (4) (15)

Courtside Acquisition Corp.	Community newspaper publisher	Senior subordinated loan ($34,295 par due 6/2014)	17.00% PIK	6/29/2007	34,295	—	$—	(4) (14)

LVCG Holdings LLC(7)	Commercial printer	Membership interests (56.53% interest)		10/12/2007	6,600	1,980	$—	(5)

National Print Group, Inc.	Printing management services	Senior secured revolving loan ($1,826 par due 3/2012)	9.00% (Libor + 6.00%/S)	3/2/2006	1,826	1,114	$0.61	(15)
		Senior secured revolving loan ($343 par due 3/2012)	8.25% (Base Rate + 5.00%/M)	3/2/2006	272	166	$0.61	(15)
		Senior secured loan ($6,942 par due 3/2012)	16.00% (Base Rate + 9.00 Cash, 4.00% PIK/Q)	3/2/2006	6,888	4,235	$0.75	(3) (15) (4)
		Senior secured loan ($1,405 par due 3/2012)	16.00% (Base Rate + 8.00 Cash, 4.00% PIK/M)	3/2/2006	1,128	693	$0.75	(3) (15) (4)
		Preferred stock (9,344 shares)		3/2/2006	2,000	—	$—	(5)

The Teaching Company, LLC and The Teaching Company Holdings, Inc.(11)	Education publications provider	Senior secured loan ($18,000 par due 9/2012)	10.50%	9/29/2006	18,000	18,000	$1.00	(2) (11)
		Senior secured loan ($10,000 par due 9/2012)	10.50%	9/29/2006	10,000	10,000	$1.00	(3) (11)
		Preferred stock (29,969 shares)	8.00%	9/29/2006	2,997	3,873	$129.23	(5)
		Common stock (15,393 shares)		9/29/2006	3	4	$0.26	(5)
					108,041	60,500			4.95%

Aerospace & Defense
AP Global Holdings, Inc.	Safety and security equipment manufacturer	Senior secured loan ($7,813 par due 10/2013)	4.75% (Libor + 4.50%/M)	11/8/2007	7,671	7,110	$0.91	(3)

ILC Industries, Inc.	Industrial products provider	Junior secured loan ($12,000 par due 8/2012)	11.50%	6/27/2006	12,000	12,000	$1.00	(3)

Thermal Solutions LLC and TSI Group, Inc.	Thermal management and electronics packaging manufacturer	Senior secured loan ($572 par due 3/2011)	4.03% (Libor + 3.75%/Q)	3/28/2005	572	549	$0.96	(3)
		Senior secured loan ($2,740 par due 3/2012)	4.53% (Libor + 4.25%/Q)	3/28/2005	2,740	2,494	$0.91	(3)
		Senior subordinated notes ($2,730 par due 3/2013)	11.50% Cash, 2.50% PIK	3/21/2006	2,730	2,593	$0.97	(2)(4)
		Senior subordinated notes ($2,150 par due 9/2012)	11.50% Cash, 2.75% PIK	3/28/2005	2,150	2,042	$0.97	(4)
		Senior subordinated notes ($3,394 par due 9/2012)	11.50% Cash, 2.75% PIK	3/28/2005	3,394	3,225	$0.97	(2)(4)
		Preferred stock (71,552 shares)		3/28/2005	716	716	$10.00	(5)
		Common stock (1,460,246 shares)		3/28/2005	15	15	$0.01	(5)

Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Junior secured loan ($16,000 par due 7/2014)	15.00%	1/17/2008	16,000	16,000	$1.00
		Junior secured loan ($12,000 par due 7/2014)	15.00%	1/17/2008	12,000	12,000	$1.00	(3)
		Junior Preferred stock (14,655 shares)	10.00% PIK	1/17/2008	1,816	1,455	$99.28	(4) (5)
		Senior Preferred stock (775 shares)	8.00% PIK	1/17/2008	96	77	$99.35	(4) (5)
		Common stock (151,439 shares)		1/17/2008	188	148	$0.98	(5)
					62,088	60,424			4.94%

Consumer Products—Non-Durable
Innovative Brands, LLC	Consumer products and personal care manufacturer	Senior secured loan ($9,059 par due 9/2011)	15.50%	10/12/2006	9,059	9,059	$1.00
		Senior secured loan ($8,362 par due 9/2011)	15.50%	10/12/2006	8,362	8,362	$1.00	(3)

Making Memories Wholesale, Inc.(7)	Scrapbooking branded products manufacturer	Senior secured loan ($9,875 par due 8/2014)	10.00% (Libor + 6.50%/Q)	8/21/2009	7,869	9,875	$1.00	(15)
		Senior secured loan ($5,042 par due 8/2014)	15.00% (7.50% Cash, 7.50% PIK/Q)	8/21/2009	4,070	3,025	$0.60	(4)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Common stock (100 shares)		8/21/2009	—	—	$—	(5)

Shoes for Crews, LLC	Safety footwear and slip-related mat manufacturer	Senior secured loan ($302 par due 7/2010)	5.50% (Base + 2.25%/Q)	10/8/2004	304	302	$1.00	(3)

The Thymes, LLC(7)	Cosmetic products manufacturer	Preferred stock (6,283 shares)	8.00% PIK	6/21/2007	6,283	5,654	$899.89	(4)
		Common stock (5,400 shares)		6/21/2007	—	—	$—	(5)

Wear Me Apparel, LLC(6)	Clothing manufacturer	Senior subordinated notes ($24,110 par due 4/2013)	17.50% PIK	4/2/2007	24,110	18,083	$0.75	(4) (14)
		Common stock (10,000 shares)		4/2/2007	10,000	—	$—	(5)
					70,057	54,360			4.45%

Telecommunications
American Broadband Communications, LLC and American Broadband Holding Company	Broadband communication services	Senior subordinated loan ($34,004 par due 11/2014)	18.00% (10.00% Cash, 8.00% PIK/Q)	2/8/2008	34,004	34,004	$1.00	(4)
		Senior subordinated loan ($8,580 par due 11/2014)	18.00% (10.00% Cash, 8.00% PIK/Q)	11/7/2007	8,580	8,580	$1.00	(4)
		Warrants to purchase 170 shares		11/7/2007	—	—	$—	(5)
					42,584	42,584			3.48%

Environmental Services
AWTP, LLC	Water treatment services	Junior secured loan ($9,510 par due 12/2012)	11.50% (Base Rate + 8.25%/Q)	12/23/2005	9,510	4,755	$0.50	(4) (14)
		Junior secured loan ($4,172 par due 12/2012)	11.50% (Base Rate + 8.25%/Q)	12/23/2005	4,172	2,086	$0.50	(3)(4) (14)

Mactec, Inc.	Engineering and environmental services	Class B-4 stock (16 shares)		11/3/2004	—	—	$—	(5)
		Class C stock (5,556 shares)		11/3/2004	—	150	$27.00	(5)

Sigma International Group, Inc.	Water treatment parts manufacturer	Junior secured loan ($4,000 par due 10/2013)	15.00% (Libor + 7.00%/Q)	10/11/2007	4,000	2,800	$0.70	(3) (15)
		Junior secured loan ($1,833 par due 10/2013)	15.00% (Libor + 7.00%/Q)	10/11/2007	1,833	1,283	$0.70	(2) (15)
		Junior secured loan ($2,750 par due 10/2013)	15.00% (Libor + 7.00%/Q)	11/1/2007	2,750	1,925	$0.70	(2) (15)
		Junior secured loan ($6,000 par due 10/2013)	15.00% (Libor + 7.00%/Q)	11/1/2007	6,000	4,200	$0.70	(3) (15)
		Junior secured loan ($2,000 par due 10/2013)	15.00% (Libor + 7.00%/Q)	11/6/2007	2,000	1,400	$0.70	(3) (15)
		Junior secured loan ($917 par due 10/2013)	15.00% (Libor + 7.00%/Q)	11/6/2007	917	642	$0.70	(2) (15)

Waste Pro USA, Inc.	Waste management services	Class A Common Equity (611,614.80 shares)		11/9/2006	12,263	13,263	$21.69	(4)

Wastequip, Inc.(6)	Waste management equipment manufacturer	Senior subordinated loan ($13,121 par due 2/2015)	10.00% Cash, 2.00% PIK	2/5/2007	13,030	3,936	$0.30	(4)
		Common stock (13,889 shares)		2/2/2007	1,389	—	$—	(5)
					57,864	36,440			2.98%

Computers and Electronics
RedPrairie Corporation	Software manufacturer	Junior secured loan ($3,300 par due 1/2013)	6.97% (Libor + 6.50%/Q)	7/13/2006	3,300	3,135	$0.95	(2)
		Junior secured loan ($12,000 par due 1/2013)	6.97% (Libor + 6.50%/Q)	7/13/2006	12,000	11,400	$0.95	(3)

TZ Merger Sub, Inc.	Computers and Electronics	Senior secured loan ($4,830 par due 07/2015)	7.50% (Libor + 4.50%/Q)	6/15/2009	4,726	4,830	$1.00	(2) (15)

X-rite, Incorporated	Artwork software manufacturer	Junior secured loan ($3,116 par due 7/2013)	14.38% (Libor + 10.38%/Q)	7/6/2006	3,116	3,116	$1.00	(15)
		Junior secured loan ($7,790 par due 7/2013)	14.38% (Libor + 10.38%/Q)	7/6/2006	7,790	7,790	$1.00	(3) (15)
					30,932	30,271			2.48%

Cargo Transport
The Kenan Advantage Group, Inc.	Fuel transportation provider	Senior subordinated notes ($25,899 par due 12/2013)	9.50% Cash, 3.50% PIK	12/15/2005	25,899	25,381	$0.95	(2)(4)

Company(1)	Industry	Investment	Interest(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior secured loan ($2,407 par due 12/2011)	3.00% (Libor + 2.75%/M)	12/15/2005	2,407	2,238	$0.93	(3)
		Preferred stock (10,984 shares)		12/15/2005	1,098	1,459	$132.83	(4)(5)
		Common stock (30,575 shares)		12/15/2005	31	41	$1.34	(5)
					29,435	29,119			2.38%

Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	Senior secured loan ($1,750 par due 10/2013)	4.74% (Libor + 4.50%/M)	10/11/2007	1,750	1,540	$0.88	(13)
		Senior secured loan ($1,000 par due 10/2013)	4.75% (Libor + 4.50%/M)	10/11/2007	1,000	880	$0.88	(13)
		Senior secured loan ($11,496 par due 10/2013)	4.75% (Libor + 4.50%/M)	10/11/2007	11,496	10,116	$0.88	(3) (13)
		Senior secured loan ($12,495 par due 10/2013)	4.75% (Libor + 4.50%/M)	10/11/2007	12,495	10,996	$0.88	(2) (13)
		Senior secured loan ($4 par due 10/2013)	7.75% (Base Rate + 4.50%/Q)	10/11/2007	4	4	$0.88	(3) (13)
		Senior secured loan ($5 par due 10/2013)	6.75% (Base Rate + 3.50%/Q)	10/11/2007	5	4	$0.88	(2) (13)
					26,750	23,540			1.93

Containers-Packaging
Industrial Container Services, LLC(6)	Industrial container manufacturer, reconditioner and servicer	Senior secured loan ($681 par due 9/2011)	4.25% (Libor + 4.00%/M)	6/21/2006	661	628	$0.95	(2)
		Senior secured loan ($43 par due 9/2011)	4.25% (Libor + 4.00%/M)	6/21/2006	43	41	$0.95	(3)
		Senior secured loan ($4926 par due 9/2011)	4.29% (Libor + 4.00%/M)	6/21/2006	4,926	4,680	$0.95	(2)
		Senior secured loan ($322 par due 9/2011)	4.29% (Libor + 4.00%/M)	6/21/2006	322	306	$0.95	(3)
		Senior secured loan ($6,157 par due 9/2011)	4.28% (Libor + 4.00%/M)	6/21/2006	6,157	5,850	$0.95	(2)
		Senior secured loan ($402 par due 9/2011)	4.28% (Libor + 4.00%/M)	6/21/2006	402	382	$0.95	(3)
		Senior secured loan ($98 par due 9/2011)	4.25% (Libor + 4.00%/M)	6/21/2006	98	93	$0.95	(2)
		Senior secured loan ($1,495 par due 9/2011)	4.25% (Libor + 4.00%/M)	6/21/2006	1,495	1,420	$0.95	(3)
		Common stock (1,800,000 shares)		9/29/2005	1,800	8,550	$4.75	(5)
					15,904	21,950			1.80%

Grocery
Planet Organic Health Corp.(8)	Organic grocery store operator	Junior secured loan ($860 par due 7/2014)	13.00%	7/3/2007	859	817	$0.95
		Junior secured loan ($10,249 par due 7/2014)	13.00%	7/3/2007	10,240	9,737	$0.95	(3)
		Senior subordinated loan ($12,341 par due 7/2012)	13.00% Cash, 4.00% PIK	7/3/2007	12,288	9,873	$0.80	(2)(4)
					23,387	20,427			1.67%

Consumer Products—Durable
Direct Buy Holdings, Inc. and Direct Buy Investors, LP(6)	Membership-based buying club franchisor and operator	Senior secured loan ($2,281 par due 11/2012)	6.82% (Libor + 6.50%/M)	12/14/2007	2,199	1,710	$0.75
		Partnership interests (19.31% interest)		11/30/2007	10,000	2,500		(5)
					12,199	4,210			0.34%

Housing—Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,956 par due 3/2011)	19.0% PIK	10/8/2004	8,984	448	$0.05	(2)(4) (14)
		Common stock (2,743 shares)		10/8/2004	753	—	$—	(5)
		Warrants to purchase 4,464 shares		10/8/2004	653	—	$—	(5)
					10,390	448			0.04%
					$2,245,137	$1,967,724

(1)  Other than our investments in HCP Acquisition Holdings, LLC, Ivy Hill Middle Market Credit Fund, Ltd., LVCG Holdings LLC, Making Memories Wholesale, Inc., Reflexite Corporation and The Thymes, LLC, we do not “Control” any of our portfolio companies, as defined in the Investment Company Act. In general, under the Investment Company Act, we would “Control” a portfolio company if we owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. All of our portfolio company investments are subject to legal restrictions on sales which as of September 30, 2009 represented 161% of the Company’s net assets.

(2)  These assets are owned by the Company’s wholly owned subsidiary Ares Capital CP, are pledged as collateral for the CP Funding Facility and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than Ares Capital CP’s obligations under the CP Funding Facility (see Note 7 to the consolidated financial statements). Unless otherwise noted, as of September 30, 2009, all other investments were pledged as collateral for the Revolving Credit Facility (see Note 7 to the consolidated financial statements).

(3)  Pledged as collateral for the ARCC CLO. Unless otherwise noted, as of September 30, 2009, all other investments were pledged as collateral for the Revolving Credit Facility (see Note 7 to the consolidated financial statements).

(4)  Has a payment-in-kind interest feature (see Note 2 to the consolidated financial statements).

(5)  Non-income producing at September 30, 2009.

(6)  As defined in the Investment Company Act, we are an “Affiliated Person” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the nine months ended September 30, 2009 in which the issuer was an Affiliated company (but not a portfolio company that we “Control”) are as follows (in thousands):

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
Apple & Eve, LLC and US Juice Partners, LLC	$4,500	$12,831	$5,000	$4,045	$—	$—	$26	$—	$10,423
Carador, PLC	$—	$—	$—	$—	$—	$285	$—	$—	$(1,956)
Campus Management Corp. and Campus Management Acquisition Corp.	$—	$2,309	$15,000	$4,706	$—	$—	$78	$(482)	$800
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC	$—	$—	$—	$778	$—	$—	$9	$—	$2,380
Direct Buy Holdings, Inc. and Direct Buy Investors LP	$—	$—	$—	$97	$—	$—	$—	$—	$(4,000)
Firstlight Financial Corporation	$—	$—	$—	$2,789	$—	$—	$1,380	$—	$(11,032)
Imperial Capital Group, LLC	$2,210	$—	$—	$—	$—	$—	$—	$—	$5,003
Industrial Container Services, LLC	$6,154	$10,349	$—	$552	$—	$—	$122	$—	$(1,335)
Investor Group Services, LLC	$—	$750	$—	$—	$—	$—	$19	$—	$—
Pillar Holdings LLC and PHL Holding Co.	$—	$2,936	$—	$2,180	$—	$—	$25	$—	$1,967
Primis Marketing Group, Inc. and Primis Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(511)
R3 Education, Inc.	$24,000	$31,600	$—	$697	$—	$—	$29	$—	$87
VSS-Tranzact Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
Wastequip, Inc.	$—	$—	$—	$1,099	$—	$—	$—	$—	$(3,950)
Wear Me Apparel, LLC	$—	$—	$—	$75	$—	$—	$—	$—	$6,027

(7)  As defined in the Investment Company Act, we are an “Affiliated Person” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). In addition, as defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the nine months ended September 30, 2009 in which the issuer was both an Affiliated company and a portfolio company that we Control are as follows (in thousands):

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
HCP Acquisition Holdings, LLC	$1,495	$—	$—	$—	$—	$—	$—	$—	$(801)
Ivy Hill Asset Management, LP	$3,816	$—	$236	$—	$—	$1,511	$—	$494	$7,502
Ivy Hill Middle Market Credit Fund, Ltd.	$—	$—	$131	$4,072	$—	$—	$1,265	$—	$813
LVCG Holdings, LLC	$—	$—	$—	$—	$—	$—	$50	$—	$(6,520)
Making Memories Wholesale, Inc.	$11,953	$100	$26,177	$181	$—	$—	$1	$(14,198)	$15,111
R3 Education, Inc.	$15,613	$6,050	$—	$652	$—	$—	$17	$—	$(3,616)
Reflexite Corporation	$7,800	$—	$2,000	$2,067	$194	$—	$71	$—	$(10,603)
The Thymes, LLC	$—	$—	$—	$376	$—	$—	$—	$—	$629

(8)  Non-U.S. company or principal place of business outside the U.S. and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

(9)  Non-registered investment company.

(10)  A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either Libor or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually (A), semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D).  For each such loan, we have provided the interest rate in effect at September 30, 2009.

(11)  In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.50% on $19.6 million aggregate principal amount of the portfolio company’s senior term debt previously syndicated by us.

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

(14)  Loan was on non-accrual status as of September 30, 2009.

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2009 (unaudited)

(dollar amounts in thousands, except per share data)

	Common Stock		Capital in Excess of	Accumulated Undistributed Net Investment	Accumulated Undistributed Net Realized Gain (Loss) on Investments, Foreign Currency Transactions and Extinguishment	Net Unrealized Gain (Loss) on Investments and Foreign Currency	Total Stockholders’
	Shares	Amount	Par Value	Income (Loss)	of Debt	Transactions	Equity
Balance at December 31, 2008	97,152,820	$97	$1,395,958	$(7,637)	(124)	$(293,415)	$1,094,879
Issuances of common stock from add-on offerings (net of offering and underwriting costs)	12,439,908	13	109,073	—	—	—	109,086
Net increase in stockholders’ equity resulting from operations	—	—	—	95,054	22,311	15,698	133,063
Dividends declared ($1.12 per share)	—	—	—	(88,581)	(24,584)	—	(113,165)
Purchase of shares in connection with dividend reinvestment plan	—	—	—	(1,272)	—	—	(1,272)

Balance at September 30, 2009	109,592,728	$110	$1,505,031	$(2,436)	$(2,397)	$(277,717)	$1,222,591

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollar amounts in thousands)

	For the nine months ended
	September 30, 2009	September 30, 2008
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net increase (decrease) in stockholders’ equity resulting from operations	$133,063	$(28,955)
Adjustments to reconcile net increase (decrease) in stockholders’ equity resulting from operations:
Realized gain on extinguishment of debt	(26,543)	—
Net realized losses (gains) from investments	4,232	(4,796)
Net unrealized losses (gains) from investments and foreign currency transactions	(15,698)	128,605
Net accretion of discount on securities	(1,640)	(1,217)
Increase in accrued payment-in-kind dividends and interest	(33,021)	(22,614)
Amortization of debt issuance costs	3,251	1,237
Depreciation	505	338
Proceeds from sale and redemption of investments	267,381	393,628
Purchase of investments	(218,843)	(814,694)
Changes in operating assets and liabilities:
Interest receivable	1,227	8,661
Other assets	(1,052)	(1,926)
Management and incentive fees payable	23,538	12,142
Accounts payable and accrued expenses	4,845	1,648
Interest and facility fees payable	(1,152)	(940)
Net cash provided by (used in) operating activities	140,093	(328,883)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	109,086	259,801
Borrowings on debt	246,700	685,000
Repayments on credit facility payable	(362,678)	(463,500)
Credit facility financing costs	(6,010)	(2,936)
Dividends paid in cash	(155,105)	(109,215)
Net cash (used in) provided by financing activities	(168,007)	369,150
CHANGE IN CASH AND CASH EQUIVALENTS	(27,914)	40,267
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	89,383	21,142
CASH AND CASH EQUIVALENTS, END OF PERIOD	$61,469	$61,409
Supplemental Information:
Interest paid during the period	$15,053	$25,685
Taxes paid during the period	$660	$1,601
Dividends declared during the period	$113,165	$112,137

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2009 (unaudited)

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

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are computed using the specific identification method. Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of our investments) are valued at fair value as determined in good faith by our board of directors, based on the input of our management and audit committee and independent valuation firms that have been engaged at the direction of the board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12 month period, and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter, with approximately 50% (based on value) of our valuations of portfolio companies without readily available market quotations subject to review by an independent valuation firm each quarter.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than would be realized based on the valuations currently assigned.

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

Effective January 1, 2008, the Company adopted Accounting Standards Codification (“ASC”) 820-10 (previously Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”)), which expands the application of fair value accounting for investments (see Note 8 to the consolidated financial statements).

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2009, seven loans or 5.3% of total investments at amortized cost (or 1.7% at fair value), were placed on non-accrual status. As of December 31, 2008, six loans or 4.4% of total investments at amortized cost (or 1.6% at fair value), were placed on non-accrual status.

Payment-in-Kind Interest

The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. For the three and nine months ended September 30, 2009, $10,825 and $33,021, respectively, in PIK income was recorded. For the three and nine months ended September 30, 2008, $9,735 and $22,614, respectively, in PIK income was recorded.

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

Offering Expenses

The Company’s offering costs, excluding underwriters fees, are charged against the proceeds from equity offerings when received. For the nine months ended September 30, 2009, and September 30, 2008, the Company incurred approximately $806 and $1,414 of offering costs, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended September 30, 2009, no amount was recorded for U.S. Federal excise tax. For the nine months ended September 30, 2009, a net benefit of $30 was recorded for U.S. Federal excise tax. For the three months ended September 30, 2008, the Company recorded a benefit of $135 for U.S. Federal excise tax. For the nine months ended September 30, 2008, the Company recorded a benefit of approximately $434 for U.S. Federal excise tax.

Certain of our wholly owned subsidiaries are subject to U.S. Federal and state income taxes. For the three and nine months ended September 30, 2009, we recorded tax expenses of approximately $454 and $593, respectively, for these subsidiaries. For the three and nine months ended September 30, 2008, we recorded tax provisions of approximately $17 and $132, respectively, for these subsidiaries.

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 860 (previously SFAS No. 166, Accounting for Transfer of Financial Assets, which amends the guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). It eliminates the qualifying special-purpose entities (“QSPEs”) concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, and removes the guaranteed mortgage securitization recharacterization provisions. ASC 860 requires additional year-end and interim disclosures for public and nonpublic companies that are similar to the disclosures required by FSP FAS 140-4 and FIN 46(R)-8. ASC 860 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 (January 1, 2010 for calendar year-end companies), and for subsequent interim and annual reporting periods. ASC 860’s disclosure requirements must be applied to transfers that occurred before and after its effective date. Early adoption is prohibited. We are currently evaluating the effect that the provisions of ASC 860 may have on our financial condition and results of operations.

In June 2009, FASB issued ASC 810 (previously SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends the guidance in FASB Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities). It requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining the primary beneficiary of a variable interest entity (a “VIE”) from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. ASC 810 requires additional year-end and interim disclosures for public and non-public companies that are similar to the disclosures required by FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. ASC 810 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 (January 1, 2010 for calendar year-end companies), and for subsequent interim and annual reporting periods. All QSPE’s and entities currently subject to FIN 46(R) will need to be reevaluated under the amended consolidation requirements as of the beginning of the first annual reporting period that begins after November 15, 2009. Early adoption is prohibited. We are currently evaluating the effect that the provisions of ASC 810 may have on our financial condition and results of operations.

In June 2009, FASB issued ASC 2005, (previously SFAS NO. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) — a replacement of FASB Statement No. 162 (“Codification”)). This Codification will become the source of authoritative U.S. GAAP recognized by FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In order to ease the transition to the Codification, the Company has provided the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

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

For the three and nine months ended September 30, 2009, we incurred $7,508 and $22,502, respectively, in base management fees and $8,227 and $23,764, respectively, in incentive management fees related to pre-incentive fee net investment income. For the three and nine months ended September 30, 2009, we accrued no incentive management fees related to realized capital gains.  As of September 30, 2009, $56,527 was unpaid and included in management and incentive fees payable in the accompanying consolidated balance sheet. Included in this $56,527 was $49,019 in incentive management fees related to the fifteen months ended September 30, 2009 that have been deferred pursuant to the investment advisory and management agreement.

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

For the three and nine months ended September 30, 2009, we incurred $809 and $2,905, respectively, in administrative fees. As of September 30, 2009, $809 was unpaid and included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

For the three and nine months ended September 30, 2008, we incurred $802 and $1,702, respectively, in administrative fees.

4.          EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity per share resulting from the operations for the three and nine months ended September 30, 2009:

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	$63,276	$133,063
Denominator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	102,831,909	99,066,652
Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$0.62	$1.34

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

In accordance with ASC 260-10 (previously SFAS No. 128, Earnings per Share), the weighted average shares of common stock outstanding used in computing basic and diluted net increase in stockholders’ equity resulting from operations per share for the three and nine months ended September 30, 2008 has been adjusted retroactively by a factor of 1.02% to recognize the bonus element associated with rights to acquire shares of common stock that we issued to stockholders of record as of March 24, 2008 in connection with a transferable rights offering.

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

For the three months ended September 30, 2009, the Company funded $49.4 million aggregate principal amount of senior term debt and $16.4 million of investments in equity securities.

In addition, for the three months ended September 30, 2009, $26.5 million aggregate principal amount of senior term debt was redeemed. Additionally, $17.0 million aggregate principal amount of senior term debt, $43.5 million of senior subordinated debt and $18.9 million of equity were sold.

As of September 30, 2009, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$61,469	$61,469
Senior term debt	1,152,456	1,058,988
Senior subordinated debt	722,424	606,365
Equity securities	314,576	251,458
Collateralized loan obligations	55,681	50,913
Total	$2,306,606	$2,029,193

As of December 31, 2008, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$89,383	$89,383
Senior term debt	1,165,460	1,055,089
Senior subordinated debt	737,072	619,491
Equity securities	309,061	247,997
Collateralized loan obligations	56,000	50,400
Total	$2,356,976	$2,062,360

The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt using the effective interest method.

The industrial and geographic compositions of our portfolio at fair value at September 30, 2009 and December 31, 2008 were as follows:

Industry	September 30, 2009	December 31, 2008

Health Care	19.5%	20.2%
Education	9.6	11.1
Beverage/Food/Tobacco	8.7	7.8
Restaurants and Food Services	8.6	8.1
Other Services	7.5	7.4
Financial	7.5	7.0
Business Services	6.8	6.7
Retail	5.8	5.7
Manufacturing	4.6	3.8
Computers/Electronics	3.3	1.2
Printing/Publishing/Media	3.1	3.8
Aerospace and Defense	3.1	3.0
Consumer Products	3.0	3.0
Telecommunications	2.2	2.0
Environmental Services	1.9	4.1
Cargo Transport	1.5	1.4
Health Clubs	1.2	1.2
Containers/Packaging	1.1	1.4
Grocery	1.0	1.0
Homebuilding	0.0	0.1
Total	100.0%	100.0%

Geographic Region	September 30, 2009	December 31, 2008

Mid-Atlantic	22.5%	21.0%
Midwest	21.9	20.6
Southeast	20.6	22.2
West	18.2	18.3
International	13.1	14.1
Northeast	3.7	3.8
Total	100.0%	100.0%

6.                                     COMMITMENTS AND CONTINGENCIES

As of September 30, 2009 and December 31, 2008, the Company had the following commitments to fund various revolving senior secured and subordinated loans:

	September 30, 2009	December 31, 2008
Total revolving commitments	$295,400	$419,000
Less: funded commitments	(90,400)	(139,600)
Total unfunded commitments	205,000	279,400
Less: commitments substantially at discretion of the Company	(10,000)	(32,400)
Less: unavailable commitments due to borrowing base or other covenant restriction	(89,000)	(64,500)
Total net adjusted unfunded revolving commitments	$106,000	$182,500

Of the total commitments as of September 30, 2009, $174,200 extend beyond the maturity date of our Revolving Credit Facility (as defined in Note 7). Additionally, $104,400 of the total commitments, or $6,500 of the net adjusted unfunded commitments, are scheduled to expire in 2009. Included within the total commitments as of September 30, 2009 are commitments to issue up to $24,300 in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of September 30, 2009, the Company had $21,400 in

standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability on the balance sheet as they are considered in the valuation of the investments in the portfolio company.  Of these letters of credit, $400 expire on January 31, 2010, $200 expire on February 28, 2010, $3,700 expire on March 31, 2010, $8,100 expire on July 31, 2010 and $9,000 expire on September 30, 2010.  These letters of credit may be extended under substantially similar terms for additional one-year terms at the Company’s option until the Revolving Credit Facility, under which the letters of credit were issued, matures on December 28, 2010.

As of September 30, 2009 and December 31, 2008, the Company was subject to subscription agreements to fund equity investments in private equity investment partnerships, substantially all at the discretion of the Company, as follows:

	September 30, 2009	December 31, 2008
Total private equity commitments	$428,300	$428,300
Total unfunded private equity commitments	$419,100	$423,600

7.                              BORROWINGS

In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of September 30, 2009, our asset coverage for borrowed amounts was 259%.

Our debt obligations consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Outstanding	Total Available(1)	Outstanding	Total Available(1)
CP Funding Facility	$223,027	$223,027	$114,300	$350,000
Revolving Credit Facility	271,091	525,000	480,486	510,000
CP Funding II Facility	—	200,000	—	—
Debt Securitization	273,753	273,753	314,000	314,000
	$767,871	$1,221,780	$908,786	$1,174,000

(1)                                  Subject to borrowing base and leverage restrictions.

The weighted average interest rate of all our debt obligations as of September 30, 2009 and December 31, 2008 was 2.02% and 3.03%, respectively.

CP Funding Facility

In October 2004, we formed Ares Capital CP Funding LLC (“Ares Capital CP”), a wholly owned subsidiary of the Company, through which we established a revolving facility, referred to as the “CP Funding Facility,” that, as amended, allowed Ares Capital CP to issue up to $350,000 of variable funding certificates (“VFC”). On May 7, 2009, the Company and Ares Capital CP entered into an amendment that, among other things, converted the CP Funding Facility from a revolving facility to an amortizing facility, extended the maturity from July 21, 2009 to May 7, 2012, reduced the availability from $350,000 to $225,000 (with a reduction in the outstanding balance required by each of December 31, 2010 and December 31, 2011) and decreased the advance rates applicable to certain types of eligible loans.  In addition, the interest rate charged on the CP Funding Facility was increased from the commercial paper rate plus 2.50% to the commercial paper, Eurodollar or adjusted Eurodollar rate, as applicable, plus 3.50% and the commitment fee requirement was removed.  The Company also paid a renewal fee of 1.25% of the total facility amount, or $2,813. As of September 30, 2009, there was $223,027 outstanding under the CP Funding Facility and the Company continues to be in compliance with all of the limitations and requirements of the CP Funding Facility. As of December 31, 2008, there was $114,300 outstanding under the CP Funding Facility.

The CP Funding Facility is secured by all of the assets held by Ares Capital CP, which as of September 30, 2009 consisted of 36 investments.

The interest charged on the VFC is payable quarterly and is based on either the commercial paper, Eurodollar or adjusted Eurodollar rate. As of September 30, 2009, the rate in effect was one month LIBOR, which was 0.25%. As of December 31, 2008, the rate in effect was the commercial paper rate which was 2.3271%. For the three and nine months ended September 30, 2009, the average interest rates (i.e. rate in effect plus the spread) were 3.77% and 3.62%, respectively. For the three and nine months ended September 30, 2009, the average outstanding balances were $223,345 and $165,172, respectively. For the three and nine months ended September 30, 2008, the average interest rates (i.e. rate in effect plus the spread) were 4.98% and 4.55%, respectively. For the three and nine months ended September 30, 2008, the average outstanding balances were $65,058 and $82,370, respectively.

For the three and nine months ended September 30, 2009, the interest expense incurred on the CP Funding Facility was $2,151 and $4,632, respectively. For the three and nine months ended September 30, 2008, the interest expense incurred on the CP Funding Facility was $1,105 and $2,429, respectively. Cash paid for interest expense during the nine months ended September 30, 2009 and 2008 was $4,349 and $2,653, respectively.

Prior to May 7, 2009, the Company was required to pay a commitment fee for any unused portion of the CP Funding Facility equal to 0.5% per annum for any unused portion of the CP Funding Facility.  Prior to July 22, 2008, the commitment fee was 0.125% per annum calculated based on an amount equal to $200,000 less the borrowings outstanding under the CP Funding Facility. For the three and nine months ended September 30, 2009, the commitment fees incurred on the CP Funding Facility were $0 and $444, respectively. For the three and nine months ended September 30, 2008, the commitment fees incurred on the CP Funding Facility were $260 and $351, respectively.

Revolving Credit Facility

In December 2005, we entered into a senior secured revolving credit facility referred to as “Revolving Credit Facility”, under which, as amended, the lenders have agreed to extend credit to the Company in an aggregate principal amount not exceeding $525,000 at any one time outstanding. The Revolving Credit Facility expires on December 28, 2010 and with certain exceptions is secured by substantially all of the assets in our portfolio (other than investments held by Ares Capital CP under the CP Funding Facility and those held as a part of the Debt Securitization, discussed below) which as of September 30, 2009 consisted of 167 investments.

The Revolving Credit Facility also includes an “accordion” feature that allows us to increase the size of the Revolving Credit Facility to a maximum of $765,000 under certain circumstances. The Revolving Credit Facility also includes usual and customary events of default for senior secured revolving credit facilities of this nature. As of September 30, 2009, there was $271,091 outstanding under the Revolving Credit Facility and the Company continues to be in compliance with all of the limitations and requirements of the Revolving Credit Facility. As of December 31, 2008, there was $480,486 outstanding under the Revolving Credit Facility.

The interest charged under the Revolving Credit Facility is generally based on LIBOR (one, two, three or six month) plus 1.00%. As of September 30, 2009, the one, two, three and six month LIBOR were 0.25%, 0.25%, 0.29% and 0.63%, respectively. As of December 31, 2008, the one, two, three and six month LIBOR were 0.44%, 1.10%, 1.43% and 1.75%, respectively. For the three and nine months ended September 30, 2009, the average interest rate was 1.95% and 2.13%, respectively, the average outstanding balance was $328,600 and $414,121, respectively, and the interest expense incurred was $1,605 and $6,617, respectively. For the three and nine months ended September 30, 2008, the average interest rate was 3.77% and 4.28%, respectively, the average outstanding balance was $485,497 and $413,387, respectively, and the interest expense incurred was $2,595 and $6,534, respectively. Cash paid for interest expense during the nine months ended September 30, 2009 and 2008 was $7,944 and $13,963, respectively. The Company is also required to pay a commitment fee of 0.20% for any unused portion of the Revolving Credit Facility. For the three and nine months ended September 30, 2009, the commitment fee incurred was $90 and $133, respectively. For the three and nine months ended September 30, 2008, the commitment fee incurred was $179 and $436, respectively.

The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. As of September 30, 2009 and December 31, 2008, the Company had $21,900 and $16,700, respectively, in standby letters of credit issued through the Revolving Credit Facility.

As of September 30, 2009, the Company had a non-U.S. borrowing on the Revolving Credit Facility denominated in Canadian dollars. As of September 30, 2009 and December 31, 2008, unrealized appreciation on this borrowing was $1,759 and $3,365, respectively.

CP Funding II Facility

On July 21, 2009, we entered into an agreement with Wachovia Bank N.A. (“Wachovia”) to establish a new revolving facility (the “CP Funding II Facility”) whereby Wachovia agreed to extend credit to us in an aggregate principal amount not exceeding $200,000 at any one time outstanding.  The CP Funding II Facility is scheduled to expire on July 21, 2012 (plus two one-year extension options, subject to mutual consent) and the interest charged on the CP Funding II Facility is based on

LIBOR plus 4.00%.  As of September 30, 2009, there were no amounts outstanding on the CP Funding II Facility.  For the three and nine months ended September 30, 2009, there was no interest expense incurred.  We are also required to pay a commitment fee on any unused portion of the CP Funding II Facility of between 0.50% and 2.50% depending on the usage level and paid a structuring fee of 1.5% of the total facility amount, or $3,000.  For the three and nine months ended September 30, 2009, the commitment fee incurred was $200.

Debt Securitization

In July 2006, through our wholly owned subsidiary, ARCC CLO 2006 LLC (“ARCC CLO”), we completed a $400,000 debt securitization (the “Debt Securitization”) and issued approximately $314,000 principal amount of asset-backed notes (including $50,000 of revolving notes, all of which were drawn down as of September 30, 2009) (the “CLO Notes”) to third parties that were secured by a pool of middle market loans that have been purchased or originated by the Company. The CLO Notes are included in the September 30, 2009 consolidated balance sheet. We retained approximately $86,000 of aggregate principal amount of certain BBB and non-rated securities in the Debt Securitization (the “Retained Notes”). During the nine months ended September 30, 2009, we repurchased, in several open market transactions, $34,790 of CLO Notes consisting of $14,000 of the Class B and $20,790 of the Class C notes for a total purchase price of $8,247.   As a result of these purchases, we recognized a $26,543 gain on the extinguishment of debt and as of September 30, 2009, we held an aggregate principal amount of $120,790 of CLO Notes, in total. The CLO Notes mature on December 20, 2019, and, as of September 30, 2009, there is $273,753 outstanding under the Debt Securitization (excluding the Retained Notes). The blended pricing of the CLO Notes, excluding fees, is approximately 3-month LIBOR plus 27 basis points.

The classes, amounts, ratings and interest rates (expressed as a spread to 3-month LIBOR) of the CLO Notes are as follows:

Class	Amount		Rating (S&P/Moody’s)	LIBOR Spread (basis points)
A-1A	$73,157		AAA/Aaa	25
A-1A VFN	48,772	(1)	AAA/Aaa	28
A-1B	14,000		AAA/Aa2	37
A-2A	72,614		AAA/Aaa	22
A-2B	33,000		AAA/Aa1	35
B	9,000		AA/A1	43
C	23,210		A/Baa3	70
Total	$273,753

(1)                                  Revolving class, all of which was drawn as of September 30, 2009.

As of September 30, 2009, there were 54 investments securing the notes. The interest charged under the Debt Securitization is based on 3-month LIBOR, which as of September 30, 2009 was 0.29% and as of December 31, 2008 was 1.43%. For the three and nine months ended September 30, 2009, the effective average interest rate was 1.04% and 1.44%, respectively, the average outstanding balance was $278,617 and $285,924, respectively, and the interest expense incurred was $726 and $3,082, respectively. For the three and nine months ended September 30, 2008, the effective average interest rate was 3.30% and 3.77%, respectively, and the interest expense incurred was $2,612 and $8,877, respectively. Cash paid for interest expense during the nine months ended September 30, 2009 and 2008 was $3,210 and $9,068, respectively. The Company is also required to pay a commitment fee of 0.175% for any unused portion of the Class A-1A VFN Notes. There were no commitment fees incurred for the three and nine months ended September 30, 2009 and 2008 on these notes.

8.                               FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the company adopted ASC 825-10 (previously SFAS No. 159, the Fair Value Option for Financial Assets and Liabilities), which provides companies the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet.  The Company has not elected the ASC 25-10 option to report selected financial assets and liabilities at fair value. As a result, with the exception of the line items entitled “other assets” and “debt,” which are reported at cost, all assets and liabilities approximate fair value on the balance sheet.  The carrying value of the line items entitled “interest receivable,” “receivable for open trades,” “payable for open trades,” “accounts payable and accrued expenses,” “management and incentive fees payable” and “interest and facility fees payable” approximate fair value due to their short maturity.

Effective January 1, 2008, the Company adopted ASC 820-10 (previously SFAS No. 157, Fair Value Measurements), which expands the application of fair value accounting. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Company to assume that the portfolio investment is sold in a principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820-10, the Company has considered its principal market as the market in which the Company exits its portfolio investments with the greatest volume and level of activity. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:

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

In addition to using the above inputs in investment valuations, we continue to employ the valuation policy approved by our board of directors that is consistent with ASC 820-10 (see Note 2).  Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. Our valuation policy considers the fact that because there is not a readily available market value for most of the investments in our portfolio, the fair value of the investments must typically be determined using unobservable inputs.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than would be realized based on the valuations currently assigned.

The following table presents fair value measurements of cash and cash equivalents and investments as of September 30, 2009:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$61,469	$61,469	$—	$—
Investments	$1,967,724	$—	$27,904	$1,939,820

The following tables present changes in investments that use Level 3 inputs for the three and nine months ended September 30, 2009:

Three months ended September 30, 2009
Balance as of June 30, 2009	$1,936,436
Net realized and unrealized gains (losses)	28,501
Net purchases, sales or redemptions	(25,117)
Net transfers in and/or out of Level 3	—
Balance as of September 30, 2009	$1,939,820

Nine months ended September 30, 2009
Balance as of December 31, 2008	$1,862,462
Net realized and unrealized gains (losses)	9,070
Net purchases, sales or redemptions	(17,212)
Net transfers in and/or out of Level 3	85,500
Balance as of September 30, 2009	$1,939,820

As of September 30, 2009, the net unrealized loss on the investments that use Level 3 inputs was $270,141.

Following are the carrying and fair values of our debt instruments as of September 30, 2009 and December 31, 2008. Fair value is estimated by discounting remaining payment using applicable current market rates which take into account changes in the Company’s marketplace credit ratings.

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility	$271,091	$263,000	$480,486	$462,000
CP Funding Facility	223,027	223,027	114,300	113,000
CP Funding II Facility	—	—	—	—
Debt Securitization	273,753	207,000	314,000	148,000
	$767,871	$693,027	$908,786	$723,000

9.                               RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, we bear all costs and expenses of the operation of the Company and reimburse the investment adviser for all such costs and expenses incurred in the operation of the Company. For the three and nine months ended September 30, 2009, the investment adviser incurred such expenses totaling $456 and $1,400, respectively. For the three and nine months ended September 30, 2008, the investment adviser incurred such expenses totaling $442 and $1,448, respectively. As of September 30, 2009, $168 was unpaid and included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

We rent office space directly from a third party pursuant to a lease that expires on February 27, 2011. In addition, we have entered into a sublease agreement with Ares Management whereby Ares Management subleases approximately 25% of certain office space for a fixed rent equal to 25% of the basic annual rent payable by us under this lease, plus certain additional costs and expenses. For the three and nine months ended September 30, 2009, such amounts payable to the Company totaled $67 and $201, respectively. For the three and nine months ended September 30, 2008, such amounts payable to the Company totaled $51 and $171, respectively. As of September 30, 2009, there were no unpaid amounts.

As of September 30, 2009, Ares Investments, an affiliate of Ares Management (the sole member of our investment adviser) owned 2,859,882 shares of the Company’s common stock representing approximately 2.6% of the total shares outstanding as of September 30, 2009.

See Notes 3 and 10 for descriptions of other related party transactions.

10.                        IVY HILL FUNDS

On November 19, 2007, we established a middle market credit fund, Ivy Hill Middle Market Credit Fund, Ltd. (“Ivy Hill I”), which is managed by our affiliate, Ivy Hill Asset Management, L.P. (“IHAM”). IHAM receives a 0.50% management fee on the average total assets of Ivy Hill I as compensation for managing this fund. As of September 30, 2009, the total assets of Ivy Hill I were approximately $372,000.  For the three and nine months ended September 30, 2009, the Company earned $17 and $900, respectively, in management fees. For the three and nine months ended September 30, 2008, the Company earned $412 and $992, respectively, in management fees. Ivy Hill I primarily invests in first and second lien bank debt of middle market companies. Ivy Hill I was initially funded with $404,000 of capital, including a $56,000 investment by the Company consisting of $40,000 of Class B notes and $16,000 of subordinated notes. For the three and nine months ended September 30, 2009, the Company earned $1,402 and $4,424, respectively, from its investments in Ivy Hill I. For the three and nine months ended September 30, 2008, the Company earned $1,652 and $4,043, respectively, from its investments in Ivy Hill I.

Ivy Hill I purchased investments from the Company of $5,000 and $17,980 during the three and nine months ended September 30, 2009, respectively, and may from time to time buy additional investments from the Company. There was a loss of $20 recognized by the Company on these transactions.

On November 5, 2008, the Company established a second middle market credit fund, Ivy Hill Middle Market Credit Fund II, Ltd. (“Ivy Hill II” and, together with Ivy Hill I, the “Ivy Hill Funds”), which is also managed by IHAM. IHAM receives a 0.50% management fee on the average total assets of Ivy Hill II as compensation for managing this fund. Ivy Hill II primarily invests in second lien and subordinated bank debt of middle market companies. Ivy Hill II was established with an initial commitment of $250,000 of subordinated notes, of which $125,000 has been funded, and may grow over time with leverage. Ivy Hill II purchased $27,500 of investments from the Company during the nine months ended September 30, 2009. The Company recorded a loss of $1,388 on these transactions. As of September 30, 2009, the total assets of Ivy Hill II were approximately $144,000. For the three and nine months ended September 30, 2009, the Company earned $12 and $365, respectively, in management fees.

Our affiliate, IHAM, is party to a separate services agreement, referred to herein as the “services agreement,” with Ares Capital Management. Pursuant to the services agreement, Ares Capital Management provides IHAM with office facilities, equipment, clerical, bookkeeping and record keeping services, services of investment professionals and others to perform investment advisory, research and related services, services of, and oversight of, custodians, depositories, accountants, attorneys, underwriters and such other persons in any other capacity deemed to be necessary. Under the services agreement, IHAM will reimburse Ares Capital Management for all of the costs associated with such services, including Ares Capital Management’s allocable portion of overhead and the cost of its officers and respective staff in performing its obligations under the services agreement. The services agreement may be terminated by either party without penalty upon 60-days’ written notice to the other party. For the three and nine months ended September 30, 2009, IHAM incurred such expenses payable to the investment adviser of $0 and $538, respectively. No such expenses were payable for the three and nine months ended September 30, 2008.

In June 2009, because of a shift in activity from being primarily a manager with no dedicated employees and of funds in which the Company has invested debt and equity, to a manager with individuals dedicated to managing an increasing number of third party funds for which the Company has limited or no investment, we concluded that GAAP requires the financial results of IHAM to be reported as a portfolio company in our schedule of investments rather than as a consolidated subsidiary in the Company’s financial results.  The Company made an initial equity investment of $3,816 into IHAM in June 2009.

For the three months ended September 30, 2009, the Company received a $2,240 distribution from IHAM consisting of $1,510 of dividend income and a $730 return of the Company’s investment which resulted in a $494 realized gain.  As of September 30, 2009, the Company had an unrealized gain of $7,501 on its investment in IHAM.

11.                        DERIVATIVE INSTRUMENTS

In October 2008, we entered into a two-year interest rate swap agreement to mitigate our exposure to adverse fluctuations in interest rates for a total notional amount of $75 million. Under the interest rate swap agreement, we will pay a fixed interest rate of 2.985% and receive a floating rate based on the prevailing three-month LIBOR. As of September 30, 2009 and December 31, 2008, the 3-month LIBOR was 0.29% and 1.43%, respectively. For the three and nine months ended September 30, 2009, we recognized $20 in unrealized depreciation and $101 in unrealized appreciation related to this swap agreement. As of September 30, 2009 and December 31, 2008, this swap agreement had a fair value of $(2,063) and $(2,164), respectively, which is included in the “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

12.                        STOCKHOLDERS’ EQUITY

On August 19, 2009, we completed a public add-on equity offering (the “August Add-on Offering”) of 12,439,908 shares of common stock (including 1,439,908 shares purchased pursuant to the underwriters’ over-allotment option) at a price of $9.25 per share, less an underwriting discount totaling approximately $0.42 per share.  The shares were offered at a discount from the then most recently determined net asset value per share of $11.21 pursuant to authority granted by our common stockholders at the annual meeting of stockholders held on May 4, 2009.  Total proceeds received from the August Add-on Offering, net of underwriters’ discount and offering costs, were approximately $109.1 million.

The following table summarizes the total shares issued and proceeds we received net of underwriter, dealer manager and offering costs for the nine months ended September 30, 2009 and 2008 (in millions, except per share data):

	Shares issued	Offering price per share	Proceeds net of dealer manager and offering costs
August 2009 public offering	12.4	$9.25	$109.1
Total for the nine months ended September 30, 2009	12.4		$109.1

April 2008 public offering	24.2	$11.00	$259.8
Total for the nine months ended September 30, 2008	24.2		$259.8

13.                        DIVIDENDS

The following table summarizes our dividends declared during the nine months ended September 30, 2009 and 2008 (in millions, except per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount
August 6, 2009	September 15, 2009	September 30, 2009	$0.35	$38.4
May 7, 2009	June 15, 2009	June 30, 2009	$0.35	$34.1
March 2, 2009	March 16, 2009	March 31, 2009	$0.42	$40.8
Total declared for the nine months ended September 30, 2009			$1.12	$113.3

August 7, 2008	September 15, 2008	September 30, 2008	$0.42	$40.8
May 8, 2008	June 16, 2008	June 30, 2008	$0.42	$40.8
February 28, 2008	March 17, 2008	March 31, 2008	$0.42	$30.5
Total declared for the nine months ended September 30, 2008			$1.26	$112.1

During the nine months ended September 30, 2009, as part of the Company’s dividend reinvestment plan for our common stockholders, we purchased 1,500,841 shares of our common stock at an average price of $6.86 in the open market in order to satisfy part of the reinvestment portion of our dividends.

14.                               FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the nine months ended September 30, 2009 and 2008:

	For the nine months ended
Per Share Data:	September 30, 2009	September 30, 2008
Net asset value, beginning of period(1)	$11.27	$15.47

Issuance of common stock	(0.28)	(1.19)

Effect of antidilution	(0.04)	0.14

Net investment income for period(2)	0.96	1.09

Net realized and unrealized gains for period(2)	0.38	(1.42)

Net increase (decrease) in stockholders’ equity	1.34	(0.33)

Distributions from net investment income	(1.00)	(1.24)

Distributions from net realized capital gains on securities	(0.13)	(0.02)

Total distributions to stockholders	(1.13)	(1.26)

Net asset value at end of period(1)	$11.16	$12.83

Per share market value at end of period	$11.02	$10.43
Total return based on market value(3)	91.94%	(20.10)%
Total return based on net asset value(4)	12.02%	(2.25)%
Shares outstanding at end of period	109,592,728	97,152,820
Ratio/Supplemental Data:
Net assets at end of period	$1,222,591	$1,246,182
Ratio of operating expenses to average net assets(5)(6)	9.72%	8.80%
Ratio of net investment income to average net assets(5)(7)	11.49%	10.00%
Portfolio turnover rate(5)	15%	26%

(1) The net assets used equals the total stockholders’ equity on the consolidated balance sheets.

(2) Weighted average basic per share data.

(3) For the nine months ended September 30, 2009, the total return based on market value equals the decrease of the ending market value at September 30, 2009 of $11.02 per share over the ending market value at December 31, 2008 of $6.33 per share, plus the declared dividends of $1.12 per share for the nine months ended September 30, 2009, divided by the market value at December 31, 2008. For the nine months ended September 30, 2008, the total return based on market value equals the decrease of the ending market value at September 30, 2008 of $10.43 per share over the ending market value at December 31, 2007 of $14.63 per share, plus the declared dividends of $1.26 per share for the nine months ended September 30, 2008, divided by the market value at December 31, 2007. Total return based on market value is not annualized. The Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4) For the nine months ended September 30, 2009, the total return based on net asset value equals the change in net asset value during the period plus the declared dividends of $1.12 per share for the nine months ended September 30, 2009, divided by the beginning net asset value during the period. For the nine months ended September 30, 2008, the total return based on net asset value equals the change in net asset value during the period plus the declared dividends of $1.26 per share for the nine months ended September 30, 2008, divided by the beginning net asset value during the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan and the issuance of common stock in connection with any equity offerings. Total return based on net asset value is not annualized. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5) The ratios reflect an annualized amount.

(6) For the nine months ended September 30, 2009, the ratio of operating expenses to average net assets consisted of 2.72% of base management fees, 2.87% of incentive management fees, 2.25% of the cost of borrowing and other operating expenses of 1.88%. For the nine months ended September 30, 2008, the ratio of operating expenses to average net assets consisted of 2.40% of base management fees, 2.51% of incentive management fees, 2.81% of the cost of borrowing and other operating expenses of 1.08%. These ratios reflect annualized amounts.

(7) The ratio of net investment income to average net assets excludes income taxes related to realized gains.

15.        SUBSEQUENT EVENTS

On October 26, 2009, we entered into a definitive agreement to acquire Allied Capital Corporation (“Allied Capital”) in an all stock transaction (the “Allied Acquisition”) valued at $648 million, or approximately $3.47 per Allied Capital share as of October 23, 2009. The boards of directors of both companies have each unanimously approved the Allied Acquisition.

Under the terms of the transaction, each Allied Capital stockholder will receive 0.325 shares of our common stock for each share of Allied Capital common stock then owned by such stockholder.  In connection with the Allied Acquisition, approximately 58.3 million shares of Ares Capital common stock (not including the effect of outstanding in-the money options) will be issued to Allied Capital’s existing stockholders, thereby resulting in existing Ares Capital stockholders owning approximately 65% of the combined company and existing Allied Capital stockholders owning approximately 35% of the combined company. Consummation of the Allied Acquisition is subject to Allied Capital stockholder approval, Ares Capital stockholder approval, customary regulatory approvals, certain Ares Capital and Allied Capital lender consents and other closing conditions. The transaction is expected to close by the end of the first quarter of 2010.  However, there can be no assurance that the Allied Acquisition will be consummated within this time frame, or at all.

In a separate transaction, on October 30, 2009, we completed our acquisition of Allied Capital’s interests in the Senior Secured Loan Fund LLC (the “SL Fund,” formerly known as the Unitranche Fund) for $165 million in cash. The SL Fund was formed in December 2007 to invest in “unitranche” loans of middle-market companies and has approximately $3.6 billion of committed capital (approximately $350 million of which would be funded by us), approximately $900 million in aggregate principal amount of which is currently funded.

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

PORTFOLIO AND INVESTMENT ACTIVITY

(in millions, except number of new investment commitments, terms and percentages)

	Three months ended
	September 30, 2009	September 30, 2008
New investment commitments (1):
New portfolio companies	$—	$148.3
Existing portfolio companies	54.5	34.9
Total new investment commitments	54.5	183.2
Less:
Investment commitments exited	85.4	179.6
Net investment commitments	$(30.9)	$3.6
Principal amount of investments purchased:
Senior term debt	$49.4	$95.5
Senior subordinated debt	—	117.8
Equity and other	16.4	22.6
Total	$65.8	$235.9
Principal amount of investments sold or repaid:
Senior term debt	$43.4	$134.6
Senior subordinated debt	43.5	19.5
Equity and other	18.9	6.4
Total	$105.8	$160.5
Number of new investment commitments (2)	7	11
Average new investment commitments amount	$7.8	$16.7
Weighted average term for new investment commitments (in months)	47	75
Percentage of new investment commitments at floating rates	37%	2%
Percentage of new investment commitments at fixed rates	34%	86%
Weighted average yield of debt and income producing securities at fair value funded during the period (3)	10.27%	13.72%
Weighted average yield of debt and income producing securities at amortized cost funded during the period (3)	11.66%	13.72%
Weighted average yield of debt and income producing securities at fair value sold or repaid during the period (3)	12.67%	9.33%
Weighted average yield of debt and income producing securities at amortized cost sold or repaid during the period (3)	11.49%	9.34%

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

The investment adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, the investment adviser grades the credit status of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended to reflect the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. Under this system, investments with a grade of 4 involve the least amount of risk in our portfolio. This portfolio company is performing above expectations and the trends and risk factors are generally favorable, including a potential exit. Investments graded 3 involve a level of risk that is similar to the risk at the time of origination. This portfolio company is performing as expected and the risk factors are neutral to favorable. All new investments are initially assessed a grade of 3. Investments graded 2 involve a portfolio company performing below expectations and indicates that the investment’s risk has increased materially since origination. This portfolio company may be out of compliance with debt covenants, however, payments are generally not more than 120 days past due. For investments graded 2, our investment adviser increases procedures to monitor the portfolio company and will write down the fair value of the investment if it is deemed to be impaired. An investment grade of 1 indicates that the portfolio company is performing materially below expectations and that the investment risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Investments graded 1 are not anticipated to be repaid in full. Our investment adviser employs half-point increments to reflect underlying trends in portfolio company operating or financial performance, as well as the general outlook. As of September 30, 2009, the weighted average investment grade of the investments in our portfolio was 3.0 with 5.3% of total investments at amortized cost (or 1.7% at fair value) on non-accrual status. The weighted average investment grade of the investments in our portfolio as of December 31, 2008 was 2.9. The distribution of the grades of our portfolio companies as of September 30, 2009 and December 31, 2008 is as follows (dollar amounts in thousands):

	September 30, 2009		December 31, 2008
	Fair Value	Number of Companies	Fair Value	Number of Companies
Grade 1	$20,022	9	$48,192	8
Grade 2	152,485	10	180,527	9
Grade 3	1,683,634	67	1,632,136	68
Grade 4	111,583	8	112,122	6
	$1,967,724	94	$1,972,977	91

The weighted average yields of the following portions of our portfolio as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Debt and income producing securities	12.53%	11.70%	12.79%	11.73%
Total portfolio	10.95%	9.60%	11.24%	9.78%
Senior term debt	11.42%	10.74%	12.01%	10.85%
Senior subordinated debt	14.94%	13.64%	14.78%	13.69%
Income producing equity securities	10.19%	10.89%	8.42%	9.30%
First lien senior term debt	9.94%	9.63%	10.80%	9.99%
Second lien senior term debt	13.75%	12.41%	13.75%	12.04%

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2009 and 2008

Operating results for the three and nine ended September 30, 2009 and 2008 are as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Total investment income	$60,881	$62,067	$176,008	$177,738
Total expenses	27,521	29,365	80,391	83,186
Net investment income before income taxes	33,360	32,702	95,617	94,552
Income tax expense (benefit), including excise tax	454	(118)	563	(302)
Net investment income	32,906	32,820	95,054	94,854
Net realized gains (losses)	(1,656)	4,580	22,311	4,796
Net unrealized gains (losses)	32,026	(78,793)	15,698	(128,605)
Net increase in stockholders’ equity resulting from operations	$63,276	$(41,393)	$133,063	$(28,955)

Net income can vary substantially from period to period for various factors, including the recognition of realized gains and losses and unrealized appreciation and depreciation.  As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

For the three months ended September 30, 2009, total investment income decreased $1.2 million, or 2%, over the three months ended September 30, 2008.  For the three months ended September 30, 2009, total investment income consisted of $56.9 million in interest income from investments, $2.2 million in dividend income and $1.6 million in other income. There were no capital structuring service fees for the three months ended September 30, 2009 compared to $3.3 million for the same period in 2008. The decrease in capital structuring service fees was primarily due to the significant decrease in new investment commitments for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. Dividend income increased $1.4 million or 186% to $2.2 million for the three months ended September 30, 2009 from $0.8 million for the comparable period in 2008 primarily due to the dividend from Ivy Hill Asset Management, L.P (“IHAM”) as a result of treating IHAM as a portfolio company (see Note 10 to the consolidated financial statements).  Additionally, other income increased $0.9 million or 120% to $1.6 million for the three months ended September 30, 2009 from $0.7 million for the comparable period in 2008 primarily due to miscellaneous amendment fees received during the period.

For the nine months ended September 30, 2009, total investment income decreased $1.7 million, or 1%, over the nine months ended September 30, 2008.  For the nine months ended September 30, 2009, total investment income consisted of $163.2 million in interest income from investments, $1.8 million in capital structuring service fees, $3.4 million in dividend income, $4.4 million in other income and $2.7 million in management fees. Capital structuring service fees decreased $16.7 million, or 90%, to $1.8 million for the nine months ended September 30, 2009 from $18.6 million for the comparable period in 2008. The decrease in capital structuring service fees was primarily due to the decrease in new investment commitments for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. Interest income from investments increased $11.3 million, or 7%, to $163.2 million for the nine months ended September 30, 2009 from $151.9 million for the comparable period in 2008. The increase in interest income from investments was primarily due to the increase in the size of the portfolio. The average investments, at amortized cost, for the period increased from $2.2 billion for the nine months ended September 30, 2008 to $2.3 billion for the comparable period in 2009. Other income increased $2.0 million or 82% to $4.4 million for the nine months ended September 30, 2009 from $2.4 million for the comparable period in 2008, primarily due to miscellaneous amendment fees received during the period.  Dividend income increased $1.5 million or 77% to $3.4 million for the nine months ended September 30, 2009 from $1.9 million for the comparable period in 2008, primarily due to the dividend from IHAM.

Operating Expenses

For the three months ended September 30, 2009, total expenses decreased $1.8 million, or 6%, over the three months ended September 30, 2008. Interest expense and credit facility fees decreased $3.8 million, or 40%, to $5.7 million for the three months ended September 30, 2009 from $9.5 million for the comparable period in 2008, primarily due to the lower average cost of debt. The average cost of debt for the three months ended September 30, 2009 was 2.16% compared to the average cost of debt of 3.74% for the comparable period in 2008 due to the significant decrease in LIBOR over the period. There were $831 million in average outstanding borrowings during the three months ended September 30, 2009 compared to average outstanding borrowings of $883 million in the comparable period in 2008. For the three months ended September 30, 2009, the Company incurred $2.0 million in professional fees related to the Allied Acquisition that were not incurred in the comparable period in 2008.

For the nine months ended September 30, 2009, total expenses decreased $2.8 million, or 3%, over the nine months ended September 30, 2008. Interest expense and credit facility fees decreased $8.0 million, or 30%, to $18.6 million for the nine months ended September 30, 2009 from $26.6 million for the comparable period in 2008, primarily due to the lower average cost of debt. The average cost of debt for the nine months ended September 30, 2009 was 2.21% compared to the average cost of debt of 3.71% for the comparable period in 2008 due to the significant decrease in LIBOR over the period offset by a higher spread for the CP Funding Facility. There were $865 million in average outstanding borrowings during the nine months ended September 30, 2009 compared to average outstanding borrowings of $794 million in the comparable period in 2008. The decrease in total expenses was partially offset by the increase in administrative expense, which increased $1.2 million, or 71%, to $2.9 million for the nine months ended September 30, 2009 from $1.7 million for the comparable period in 2008.  This increase was primarily due to the expenses incurred by IHAM pursuant to the separate services agreement with Ares Capital Management LLC.  There was no such agreement in place in the comparable period in 2008.  Additionally, professional fees increased $1.4 million, or 32%, to $5.7 million for the nine months ended September 30, 2009 from $4.4 million for the comparable period in 2008.  This increase was primarily due to a rise in legal and valuation costs. For the three months ended September 30, 2009, the Company incurred $2.0 million in professional fees related to the Allied Acquisition that were not incurred in the comparable period in 2008.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended September 30, 2009, the Company recorded no amounts for U.S. Federal excise tax. For the nine months ended September 30, 2009, the Company recognized $0.1 million of benefits for U.S. Federal excise tax. For the three months ended September 30, 2008, the Company recorded a $0.1 million provision for U.S. Federal excise tax. For the nine months ended September 30, 2008, the Company recorded a benefit of $0.4 million for U.S. Federal excise tax.

Certain of our wholly owned subsidiaries are subject to U.S. federal and state income taxes. For the three and nine months ended September 30, 2009, we recorded tax provisions of approximately $0.5 million and $0.6 million for these subsidiaries, respectively. For the three and nine months ended September 30, 2008, we recorded tax provisions of approximately $0.1 million for these subsidiaries.

Net Unrealized Gains/Losses

For the three months ended September 30, 2009, the Company had net unrealized gains of $32.0 million, which was primarily comprised of $17.6 million in unrealized depreciation, $45.7 million in unrealized appreciation and $3.9 million related to the reversal of prior period net unrealized depreciation. The most significant changes in net unrealized appreciation and depreciation during the three months ended September 30, 2009 were as follows (in millions):

For the three months ended September 30, 2009
Portfolio Company	Unrealized Appreciation (Depreciation)
ADF Restaurant Group, LLC	$5.1
Imperial Capital Group, LLC	5.0
Wear Me Apparel, LLC	4.8
CT Technologies Holdings, LLC	2.8
Apple & Eve, LLC	2.3
OTG Management, Inc.	1.8
Best Brands Corporation	1.8
Capella Healthcare, Inc.	1.7
Bumble Bee Foods, LLC	1.7
Prommis Solutions, LLC	1.6
National Print Group, Inc.	1.6
Instituto de Banca y Comercio, Inc.	1.5
The Teaching Company, LLC	1.4
Pillar Holdings LLC	1.0
3091779 Nova Scotia Inc.	(1.1)
Wastequip, Inc.	(1.3)
AWTP, LLC	(1.4)
MPBP Holdings, Inc.	(1.9)
LVCG Holdings LLC	(2.0)
Canon Communications LLC	(2.2)
R3 Education, Inc.	(3.5)
Other	7.4
Total	$28.1

For the three months ended September 30, 2008, the Company had net unrealized losses of $78.8 million, which primarily consisted of $88.3 million of unrealized depreciation from investments less $10.3 million of unrealized appreciation from investments. The most significant changes in net unrealized appreciation and depreciation during the three months ended September 30, 2008 were as follows (in millions):

For the three months ended September 30, 2008
Portfolio Company	Unrealized Appreciation (Depreciation)
Waste Pro USA, Inc.	$2.8
Hudson Group, Inc.	2.8
Industrial Container Services, LLC	1.6
MPBP Holdings, Inc.	(3.2)
HB&G Building Products	(3.2)
Apple & Eve, LLC	(3.6)
Reflexite Corporation	(4.0)
Things Remembered	(4.0)
Capella Healthcare, Inc.	(4.8)
Wear Me Apparel, LLC	(6.8)
Best Brands Corporation	(7.4)
Courtside Acquisition Corp.	(8.6)
Firstlight Financial Corporation	(10.0)
DSI Renal, Inc.	(10.0)
Other	(20.4)
Total	$(78.8)

For the nine months ended September 30, 2009, the Company had net unrealized gains of $15.7 million, which was primarily comprised of $81.4 million in unrealized depreciation and $91.8 million in unrealized appreciation and $5.3 million relating to the reversal of prior period net unrealized depreciation. The most significant changes in net unrealized appreciation and depreciation during the nine months ended September 30, 2009 were as follows (in millions):

For the nine months ended September 30, 2009
Portfolio Company	Unrealized Appreciation (Depreciation)
Apple & Eve, LLC	$10.5
Best Brands Corp.	8.2
Ivy Hill Asset Management, L.P. (1)	8.0
Capella Healthcare, Inc.	6.0
Wear Me Apparel, LLC	6.0
Imperial Capital Group, LLC	5.0
ADF Restaurant Group	4.9
Waste Pro USA, Inc.	4.2
Prommis Solutions, LLC	3.8
Booz Allen Hamilton, Inc.	3.5
DSI Renal, Inc.	2.8
Instituto de Banca y Comercio, Inc.	2.7
CT Technologies Holdings, LLC	2.4
Lakeland Finance, LLC	2.0
Pillar Holdings LLC	2.0
Bumble Bee Foods, LLC	1.7
Wyle Laboratories, Inc.	1.4
Savers, Inc.	1.4
Magnacare Holdings, Inc.	1.4
The Teaching Company, LLC	1.3
Encanto Restaurants, Inc.	1.2
American Residential Services, LLC	1.2
Hudson Group, Inc.	1.2
Diversified Collections Services, Inc.	1.0
Industrial Container Services, LLC	(1.3)
Planet Organic Health Corp.	(1.3)
Things Remembered, Inc.	(1.8)
HB&G Building Products	(1.8)
Sigma International Group, Inc.	(2.6)
Canon Communications LLC	(2.6)
VOTC Acquisition Corp.	(2.8)
National Print Group, Inc.	(2.8)
MPBP Holdings, Inc.	(3.2)
Growing Family, Inc.	(3.4)
R3 Education, Inc.	(3.4)
Courtside Acquisition Corp.	(3.4)
Wastequip, Inc.	(4.0)
AWTP, LLC	(4.1)
Direct Buy Holdings, Inc.	(4.2)
Summit Business Media, LLC	(4.7)
LVCG Holdings LLC	(6.5)
Reflexite Corporation	(10.6)
Firstlight Financial Corporation	(11.0)
Other	2.1
Total	$10.4

(1)                                  See Note 10 to the consolidated financial statements.

For the nine months ended September 30, 2008, the Company had net unrealized losses of $128.6 million, which primarily consisted of $167.3 million of unrealized depreciation from investments less $39.6 million of unrealized appreciation from investments. The most significant changes in net unrealized appreciation and depreciation during the three months ended September 30, 2008 were as follows (in millions):

For the nine months ended September 30, 2008
Portfolio Company	Unrealized Appreciation (Depreciation)
Reflexite Corporation	$7.3
R3 Education, Inc.	5.0
Industrial Container Services, LLC	2.9
WastePro USA, Inc.	2.8
Hudson Group, Inc.	2.8
Instituto de Banca y Comercio, Inc.	2.7
Capella Healthcare, Inc.	(4.8)
HB&G Building Products	(5.2)
Apple & Eve, LLC	(5.9)
Primis Holdings, LLC	(6.0)
Best Brands Corporation	(7.4)
Making Memories Wholesale, Inc.	(8.2)
DSI Renal, Inc.	(10.2)
MPBP Holdings, Inc.	(10.5)
Wear Me Apparel, LLC	(11.2)
Reflexite Corporation	(14.0)
Firstlight Financial Corporation	(15.0)
Courtside Acquisition Corp.	(25.7)
Other	(28.0)
Total	$(128.6)

Net Realized Gains/Losses

During the three months ended September 30, 2009, the Company had $104.4 million of sales and repayments resulting in

$1.7 million of net realized losses. These sales and repayments included $5.0 million of loans sold to the Ivy Hill Funds, the two middle market credit funds managed by our affiliate, IHAM (see Note 10 to the consolidated financial statements for more detail on IHAM and the Ivy Hill Funds). Net realized losses on investments were comprised of $12.8 million of gross realized gains and $14.5 of gross realized losses. The most significant realized gains and losses on investments for the three months ended September 30, 2009 were as follows (in millions):

Portfolio Company	Realized Gain (Loss)
WastePro USA, Inc.	$12.3
Making Memories Wholesale, Inc.	(14.2)
Other	0.2
Total	$(1.7)

During the three months ended September 30, 2008, the Company had $168.0 million of sales and repayments resulting in $4.6 million of  net realized gains. The most significant realized gains on investments for the three months ended September 30, 2008 were as follows (in millions):

Portfolio Company	Realized Gain (Loss)
Daily Candy, Inc.	$2.5
Waste Pro USA, Inc.	2.0
Other	0.1
Total	$4.6

During the nine months ended September 30, 2009, the Company repurchased $34.8 million of the CLO Notes (as defined below) resulting in a $26.5 million realized gain on the extinguishment of debt. The Company also had $267.4 million of sales and repayments resulting in $4.2 million of net realized losses. These sales and repayments included $45.5 million of loans sold to the Ivy Hill Funds. Net realized losses on investments were comprised of $13.0 million of gross realized gains and $17.2 of gross realized losses. The most significant realized gains and losses on investments for the nine months ended September 30, 2009 were as follows (in millions):

Portfolio Company	Realized Gain (Loss)
WastePro USA, Inc.	$12.3
Capella Healthcare, Inc.	(1.0)
Instituto de Banca y Commercio, Inc.	(1.2)
Making Memories Wholesale, Inc.	(14.2)
Other	(0.1)
Total	$(4.2)

During the nine months ended September 30, 2008, the Company had $393.6 million of sales and repayments resulting in $4.8 million of net realized gains.

Portfolio Company	Realized Gain (Loss)
Daily Candy, Inc.	$2.5
Waste Pro USA, Inc.	2.0
Other	0.3
Total	$4.8

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Since the Company’s inception, the Company’s liquidity and capital resources have been generated primarily from the net proceeds of public offerings of common stock, the Debt Securitization, advances from the CP Funding Facility and Revolving Credit Facility, each as defined below (together with the CP Funding II Facility (as defined below), the “Facilities”), as well as cash flows from operations.

As of September 30, 2009, the Company had $61.5 million in cash and cash equivalents and $767.9 million in total indebtedness outstanding. Subject to leverage restrictions, the Company had approximately $453.9 million available for additional borrowings under the Facilities as of September 30, 2009.

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

Equity Offerings

The following table summarizes the total shares issued and proceeds we received net of underwriter, dealer manager and offering costs for the nine months ended September 30, 2009 and 2008 (in millions, except per share data):

	Shares issued	Offering price per share	Proceeds net of dealer manager and offering costs
August 2009 public offering	12.4	$9.25	109.1
Total for the nine months ended September 30, 2009	12.4		109.1

April 2008 public offering	24.2	$11.00	$259.8
Total for the nine months ended September 30, 2008	24.2		$259.8

Debt Capital Activities

Our debt obligations consisted of the following as of September 30, 2009 and December 31, 2008 (in millions):

	September 30, 2009		December 31, 2008
	Outstanding	Total Available(1)	Outstanding	Total Available(1)

Revolving Credit Facility	$271.1	$525.0	$480.5	$510.0
CP Funding Facility	223.0	223.0	114.3	350.0
CP Funding II Facility	—	200.0	—	—
Debt Securitization	273.8	273.8	314.0	314.0
	$767.9	$1,221.8	$908.8	$1,174.0

(1)          Subject to borrowing base and leverage restrictions.

The weighted average interest rate and weighted average maturity of all our outstanding borrowings as of September 30, 2009 were 2.02% and 4.8 years, respectively. The weighted average interest rate and weighted average maturity of all our outstanding borrowings as of December 31, 2008 were 3.03% and 4.9 years, respectively.

The ratio of total debt outstanding to stockholders’ equity as of September 30, 2009 was 0.63:1.00 compared to 0.83:1.00 as of December 31, 2008.

In December 2005, we entered into a senior secured revolving credit facility, referred to as the “Revolving Credit Facility,” under which, as amended, the lenders have agreed to extend credit to the Company in an aggregate principal amount not exceeding $525.0 million at any one time outstanding. As of September 30, 2009, there was $271.1 million outstanding under the Revolving Credit Facility (see Note 7 to the consolidated financial statements for more detail on the Revolving Credit Facility arrangement). The Revolving Credit Facility also includes an “accordion” feature that allows us to increase the size of the Revolving Credit Facility to a maximum of $765.0 million under certain circumstances.

In October 2004, we formed Ares Capital CP Funding LLC (“Ares Capital CP”), a wholly owned subsidiary of the Company,

through which we established a revolving facility, referred to as the “CP Funding Facility,” that, as amended, allows Ares Capital CP to issue up to $350.0 million of variable funding certificates. On May 7, 2009, as part of the amendment to the CP Funding Facility, we reduced the total availability of the CP Funding Facility to $225.0 million, of which the entire amount was outstanding as of September 30, 2009 (see Note 7 to the consolidated financial statements for more detail on the CP Funding Facility arrangement).

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

In July 2006, through our wholly owned subsidiary, ARCC CLO 2006 LLC, we completed a $400.0 million debt securitization, referred to as the “Debt Securitization.” As part of the Debt Securitization, $314.0 million principal amount of asset-backed notes (including $50 million of revolving notes, all of which had been drawn as of September 30, 2009) (the “CLO Notes”) were issued to third parties and secured by a pool of middle market loans that had been purchased or originated by the Company. As of September 30, 2009, we also owned approximately $120.8 million aggregate principal amount of certain AA, A, BBB and non-rated securities that we retained in the Debt Securitization or purchased in the open market.  As of September 30, 2009, there was $273.8 million aggregate principal amount of CLO Notes outstanding.  The CLO Notes mature on December 20, 2019.

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

As of September 30, 2009, we had a long-term issuer rating of Ba1 from Moody’s Investor Service and a long-term counterparty credit rating from Standard & Poor’s Ratings Service of BBB.

Portfolio Valuation

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of our investments) are valued at fair value as determined in good faith by our board of directors, based on the input of our management and audit committee and independent valuation firms that have been engaged at the direction of the board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12 month period, and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter, with approximately 50% (based on value) of our valuations of portfolio companies without readily available market quotations subject to review by an independent valuation firm each quarter.

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

In addition, changes in the market environment, such as inflation, and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than would be realized based on the valuations currently assigned. See the risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2008, including the Risk Factor entitled “Risk Factors—Risks Relating to our Investments—Price declines and illiquidity in the corporate debt markets have adversely affected, and may continue to adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.”

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

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2009 and December 31, 2008, the Company had the following commitments to fund various revolving senior secured and subordinated loans (in millions):

	September 30, 2009	December 31, 2008
Total revolving commitments	$295.4	$419.0
Less: funded commitments	(90.4)	(139.6)
Total unfunded commitments	205.0	279.4
Less: commitments substantially at discretion of the Company	(10.0)	(32.4)
Less: unavailable commitments due to borrowing base or other covenant restriction	(89.0)	(64.5)
Total net adjusted unfunded revolving commitments	$106.0	$182.5

Of the total commitments as of September 30, 2009, $174.2 million extend beyond the maturity date for our Revolving Credit Facility. Additionally, $104.4 million of the total commitments or $6.5 million of the net adjusted unfunded commitments are scheduled to expire in 2009. Included within the total commitments as of September 30, 2009 are commitments to issue up to $24.3 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies.

Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of September 30, 2009, the Company had $21.4 million in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability.  Of these letters of credit, $0.3 million expire on January 31, 2010, $0.2 million expire on February 28, 2010, $3.7 million expire on March 31, 2010, $8.0 million expire on July 31, 2010 and $9.0 million expire on September 30, 2010.  These letters of credit may be extended under substantially similar terms for additional one-year terms at the Company’s option until the Revolving Credit Facility, under which the letters of credit were issued, matures on December 28, 2010.

As of September 30, 2009 and December 31, 2008, the Company was subject to subscription agreements to fund equity investments in private equity investment partnerships, substantially all at the discretion of the Company, as follows (in millions):

	September 30, 2009	December 31, 2008
Total private equity commitments	$428.3	$428.3
Total unfunded private equity commitments	$419.1	$423.6

RECENT DEVELOPMENTS

On October 26, 2009, we entered into a definitive agreement to acquire Allied Capital Corporation (“Allied Capital”) in an all stock transaction (the “Allied Acquisition”) valued at $648 million, or approximately $3.47 per Allied Capital share as of October 23, 2009. The boards of directors of both companies have each unanimously approved the Allied Acquisition.  We believe that the Allied Acquisition presents an opportunity for value creation for both Ares Capital and Allied Capital stockholders and creates a middle-market capital provider with leading market coverage, access to capital, scale and diversification.

Under the terms of the transaction, each Allied Capital stockholder will receive 0.325 shares of our common stock for each share of Allied Capital common stock then owned by such stockholder.  In connection with the Allied Acquisition, approximately 58.3 million shares of Ares Capital common stock (not including the effect of outstanding in-the money options) will be issued to Allied Capital’s existing stockholders, thereby resulting in existing Ares Capital stockholders owning approximately 65% of the combined company and existing Allied Capital stockholders owning approximately 35% of the combined company. Consummation of the Allied Acquisition is subject to Allied Capital stockholder approval, Ares Capital stockholder approval, customary regulatory approvals, certain Ares Capital and Allied Capital lender consents and other closing conditions. The transaction is expected to close by the end of the first quarter of 2010.  However, there can be no assurance that the Allied Acquisition will be consummated within this time frame, or at all. See also Part II, Item 1 (Legal Proceedings).

In a separate transaction, on October 30, 2009, we completed our acquisition of Allied Capital's interests in the Senior Secured Loan Fund LLC (the “SL Fund,” formerly known as the Unitranche Fund) for $165 million in cash.  The SL Fund was formed in December 2007 to invest in “unitranche” loans of middle-market companies and has approximately $3.6 billion of committed capital (approximately $350 million of which would be funded by us), approximately $900 million in aggregate principal amount of which is currently funded.

As of November 4, 2009, we made $214.0 million of investments since September 30, 2009.  Of these investments, 77% was for the investment in the SL Fund and the remaining 23% was in first lien senior secured debt.  The SL fund has a stated rate of Libor plus 8.0% as well as rights to the excess cash flow of the SL Fund, subject to certain criteria.  Of the first lien senior secured debt investments, all bear interest at floating rates with a weighted average yield at amortized cost of 13.2%.  As of November 4, 2009, we exited $5.2 million of investments since September 30, 2009.  Of these investments, 36% was in first lien senior secured debt and 64% was in senior subordinated debt.  The weighted average yield at amortized cost of these investments is 14.6%, and 64% bear interest at fixed rates.

In addition, as of November 4, 2009, we had an investment backlog and pipeline of $33 million and $105 million, respectively.  We expect to syndicate a portion of these investments and commitments to third parties. The consummation of any of the investments in this backlog and pipeline depends upon, among other things: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. We cannot assure you that we will make any of these investments or that we will syndicate any portion of such investments and commitments.

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

As of September 30, 2009, approximately 57% of the investments at fair value in our portfolio were at fixed rates while approximately 30% were at variable rates and 13% were non-interest earning. Additionally, 11% of the investments at fair value or 37% of the investments at fair value with variable rates contain interest rate floor features. The Debt Securitization, the CP Funding Facility and the Revolving Credit Facility all feature variable rates.

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

Based on our September 30, 2009 balance sheet, the following table shows the impact on net income of base rate changes in interest rates assuming no changes in our investment and borrowing structure and reflecting the effect of our interest rate swap agreement described above and in Note 11 of the consolidated financial statements (in millions):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$14.0	$20.8	$(6.8)
Up 200 basis points	$8.9	$13.9	$(5.0)
Up 100 basis points	$4.4	$6.9	$(2.5)
Down 100 basis points	$(2.3)	$(4.2)	$1.9
Down 200 basis points	$(3.5)	$(8.4)	$4.9
Down 300 basis points	$(4.7)	$(12.6)	$7.9

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On or about October 30, 2009, Elliot Sandler filed a shareholder derivative action allegedly on behalf of Allied Capital Corporation against the members of Allied Capital’s Board of Directors, Ares Capital Corporation and nominally Allied Capital in the Superior Court of the District of Columbia. The action alleges that members of Allied Capital’s Board failed adequately to discharge their fiduciary duties to the company and its shareholders by failing to adequately value and obtain fair consideration for Allied Capital’s shares in the proposed merger between Ares Capital and Allied Capital. The complaint also alleges that the proposed merger may extinguish shareholder standing to pursue derivative claims related to certain alleged improprieties of Allied Capital’s Board in connection with several matters including, among other things, the operation of one of Allied Capital’s affiliate companies, Ciena Capital LLC, and the alleged improper valuation of Allied Capital’s portfolio assets. A purported claim is asserted against Ares Capital for aiding and abetting Allied Capital’s directors’ alleged breaches of their fiduciary duties.

On or about November 3, 2009, James Harris and Robert Kiesewetter filed a putative class action and derivative complaint on behalf of themselves, a class of Allied Capital’s shareholders and derivatively on behalf of Allied Capital, against the members of Allied Capital’s Board of Directors and certain of its officers, Ares Capital Corporation, ARCC Odyssey Corp. and Allied Capital in the Circuit Court of Montgomery County, Maryland. The lawsuit alleges that the proposed merger between Ares Capital and Allied Capital is the product of a flawed sales process and that Allied Capital’s directors and officers breached their fiduciary duties by agreeing to a structure that was not designed to maximize the value of Allied Capital’s shares. In addition, the lawsuit asserts that Allied Capital, Ares Capital and ARCC Odyssey Corp. aided and abetted Allied Capital’s officers’ and directors’ alleged breaches of their fiduciary duties.

Ares Capital believes that these claims are without merit and intends to vigorously defend against them.

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

Issuer Purchases of Equity Securities

In September 2009, as a part of the Company’s dividend reinvestment plan for our common stockholders, we purchased

290,972 shares of our common stock for $3.1 million in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during the quarter ended September 30, 2009.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2009 through July 31, 2009	—		—	—	—
August 1, 2009 through August 31, 2009	—		—	—	—
September 1, 2009 through September 30, 2009	290,972	(1)	$10.66	—	—
Total	290,972		$10.66	—	—

(1)          Pursuant to our dividend reinvestment plan, we directed our plan administrator to purchase 290,972 shares in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend for the third quarter of 2009.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

EXHIBIT INDEX

Number	Description
3.1	Articles of Amendment and Restatement, as amended(1)

3.2	Second Amended and Restated Bylaws(2)

4.1	Form of Stock Certificate(3)

10.1	Amendment No. 1 to the Commercial Loan Sale Agreement, dated as of July 17, 2009, between Ares Capital Corporation and ARCC CLO 2006 LLC(4)

10.2

Note Purchase Agreement, dated as of July 21, 2009, among Ares Capital Corporation, as servicer and transferor, Ares Capital CP Funding II LLC, as borrower, Ares Capital CP Funding LLC, as guarantor, Wachovia Bank, National Association, as note purchaser and agent, Wells Fargo Bank, National Association, as collateral custodian, and U.S. Bank National Association, as trustee and bank(5)

10.3	First Tier Purchase and Sale Agreement, dated as of July 21, 2009, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings II LLC, as purchaser(5)

10.4	Second Tier Purchase and Sale Agreement, dated as of July 21, 2009, among Ares Capital CP Funding Holdings II LLC, as seller, and Ares Capital CP Funding II LLC, as purchaser(5)

10.5	Agreement and Plan of Merger, dated as of October 26, 2009, among Ares Capital Corporation, ARCC Odyssey Corp. and Allied Capital Corporation(6)

31.1	Certification by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

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

(4)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q (File No. 814-00663) for the quarter ended June 30, 2009, filed on August 6, 2009.

(5)	Incorporated by reference to Exhibit 10.1, 10.2 and 10.3, as applicable, to the Registrant’s Form 8-K (File No. 814-00663), filed on July 27, 2009.

(6)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 814-00663), filed on October 29, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES CAPITAL CORPORATION

Dated: November 5, 2009	By	/s/ Michael J. Arougheti
Michael J. Arougheti
President

Dated: November 5, 2009	By	/s/ Richard S. Davis
Richard S. Davis
Chief Financial Officer