Form 10-K
period 2009-12-31
ARES CAPITAL CORP
filed 2010-02-25
CIK 1287750

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section §232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2009, based on the closing price on that date of $8.06 on The NASDAQ Global Select Market, was $747,264,087.96. As of February 23, 2010, there were 132,902,667 shares of the registrant's common stock outstanding.

         Portions of the registrant's Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

 PART I

Item 1.    Business

GENERAL

        Ares Capital Corporation, a Maryland corporation (together with its subsidiaries, where applicable, "Ares Capital" or the "Company," which may also be referred to as "we," "us" or "our") is a specialty finance company that is a closed-end, non-diversified management investment company. We have elected to be regulated as a business development company or a "BDC" under the Investment Company Act of 1940, or the "Investment Company Act." We were founded on April 16, 2004, were initially funded on June 23, 2004 and completed our initial public offering on October 8, 2004. We are one of the largest BDCs with approximately $8 billion of total committed capital under management as of December 31, 2009, including available debt capacity (subject to leverage restrictions), funds co-managed by us and funds managed or sub-managed by our wholly owned portfolio company, Ivy Hill Asset Management, L.P. ("IHAM").

        Ares Capital's investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. However, we may from time to time invest in larger companies. In this Annual Report, we generally use the term "middle-market" to refer to companies with annual EBITDA between $10 million and $250 million. EBITDA represents net income before net interest expense, income tax expense, depreciation and amortization.

        On October 26, 2009, we entered into a definitive agreement (the "Merger Agreement") under which we have agreed, subject to the satisfaction of certain closing conditions, to acquire Allied Capital Corporation ("Allied Capital") in an all stock transaction, which we refer to as the "Allied Acquisition." We cannot assure you that the Allied Acquisition will be consummated as scheduled, or at all, and any investment decision you make should be made independent of the consummation of the Allied Acquisition. See "Pending Allied Acquisition" elsewhere in this Annual Report for a description of the terms of the Allied Acquisition, "Risk Factors—Risks Relating to Our Business—We may fail to consummate the Allied Acquisition" for a description of the risks associated with a failure to consummate the Allied Acquisition and "Risk Factors—Risks Relating to a Consummation of the Allied Acquisition" for a description of the risks that the combined company may face if the Allied Acquisition is consummated.

        We invest primarily in first and second lien senior loans and mezzanine debt, which in some cases includes an equity component like warrants. First and second lien senior loans generally are senior debt instruments that rank ahead of subordinated debt of a given portfolio company. These loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of or be junior to other security interests. Mezzanine debt is subordinated to senior loans and is generally unsecured. Our investments have ranged between $10 million and $100 million each, although the investment sizes may be more or less than the targeted range. Our investment sizes are expected to grow with our capital availability and, if completed, upon consummation of the Allied Acquisition. To a lesser extent, we also make equity investments. Each of our equity investments has generally been less than $20 million but may grow with our capital availability and are usually made in conjunction with loans we make to these portfolio companies.

        The proportion of these investments will change over time given our views on, among other things, the economic and credit environment we are operating in. In connection with our investing activities, we may make commitments with respect to indebtedness or securities of a potential portfolio company substantially in excess of our final investment. In such situations, while we may initially agree to fund up to a certain dollar amount of an investment, we may syndicate a portion of such amount to third parties, such that we make a smaller investment than what was reflected in our original commitment.

        The first and second lien senior loans generally have stated terms of three to 10 years and the mezzanine debt investments generally have stated terms of up to 10 years, but the expected average life of such first and second lien loans and mezzanine debt is generally between three and seven years. However, we may invest in securities with any maturity or duration. The debt that we invest in typically is not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than "Baa3" by Moody's Investors Service, lower than "BBB-" by Fitch Ratings or lower than "BBB-" by Standard & Poor's). We may invest without limit in debt of any rating, as well as debt that has not been rated by any nationally recognized statistical rating organization.

        We believe that our investment adviser, Ares Capital Management LLC ("Ares Capital Management," the "Investment Adviser" or "investment adviser"), is able to leverage the current investment platform, resources and existing relationships of Ares Management LLC and its affiliated companies (other than portfolio companies of its affiliated funds, collectively, "Ares") with financial sponsors, financial institutions, hedge funds and other investment firms to provide us with attractive investments. In addition to deal flow, the Ares investment platform assists our investment adviser in analyzing, structuring and monitoring investments. Ares has been in existence for more than 12 years and its senior principals have an average of over 20 years experience investing in senior loans, high yield bonds, mezzanine debt and private equity securities. The Company has access to the Ares staff of approximately 110 investment professionals and to over 150 administrative professionals employed by Ares who provide assistance in accounting, legal, compliance, operations, technology and investor relations.

        While our primary focus is to generate current income and capital appreciation through investments in first and second lien senior loans and mezzanine debt and, to a lesser extent, equity securities of eligible portfolio companies, we also may invest up to 30% of our portfolio in opportunistic investments of non-eligible portfolio companies. Specifically, as part of this 30% basket, we may invest in debt of middle-market companies located outside of the United States, in investment funds that are operating pursuant to certain exceptions to the Investment Company Act, in advisers to similar investment funds and in debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the Investment Company Act. We expect that these public companies generally will have debt that may be non-investment grade. From time to time we may also invest in high yield bonds, which, depending on the issuer, may or may not be included in this 30% basket.

        In addition to making investments in the Ares Capital portfolio, our portfolio company, IHAM, manages three unconsolidated senior debt funds, Ivy Hill Middle Market Credit Fund, Ltd. ("Ivy Hill I"), Ivy Hill Middle Market Credit Fund II, Ltd. ("Ivy Hill II") and the Ivy Hill Senior Debt Fund, L.P. and related vehicles ("Ivy Hill SDF" and, together with Ivy Hill I and Ivy Hill II, the "Ivy Hill Funds") and serves as the sub-adviser/sub-manager to four others: CoLTS 2005-1 Ltd., CoLTS 2005-2 Ltd., CoLTS 2007-1 Ltd and FirstLight Financial Corporation, or "FirstLight." As of December 31, 2009, IHAM had total committed capital under management of over $2.3 billion.

        We and GE Commercial Finance Investment Advisory Services LLC also co-manage an unconsolidated senior debt fund, the Senior Secured Loan Fund LLC (formerly known as the Unitranche Fund LLC), or the "SL Fund."

About Ares

        Founded in 1997, Ares is a global alternative asset manager and SEC registered investment adviser with approximately $33 billion of total committed capital and over 250 employees as of December 31, 2009.

        Ares specializes in originating and managing assets in both the leveraged finance and private equity markets. Ares' leveraged finance activities include the origination, acquisition and management of senior loans, high yield bonds, mezzanine debt and special situation investments. Ares' private equity activities focus on providing flexible, junior capital to middle-market companies. Ares has the ability to invest across a capital structure, from senior floating rate debt to common equity. This flexibility, combined with Ares' "buy and hold" philosophy, enables Ares to structure an investment to meet the specific needs of a company rather than the less flexible demands of the public markets.

        Ares is comprised of the following groups:

  •
  Private Debt Group.  The Ares Private Debt Group manages the assets of Ares Capital and Ares' private debt middle market financing business in Europe, Ares Capital Europe. The Private Debt Group focuses primarily on non-syndicated first and second lien senior loans and mezzanine debt, which in some cases may include an equity component. The Private Debt Group also makes equity investments in private middle-market companies, usually in conjunction with loans.

  •
  Capital Markets Group.  The Ares Capital Markets Group manages a variety of funds and investment vehicles that managed approximately $18 billion of committed capital as of December 31, 2009, focusing primarily on syndicated senior secured loans, high yield bonds, distressed debt, other liquid fixed income investments and other publicly traded debt securities.

  •
  Private Equity Group.  The Ares Private Equity Group manages Ares Corporate Opportunities Fund L.P., Ares Corporate Opportunities Fund II, L.P. and Ares Corporate Opportunities Fund III, L.P. (collectively referred to as "ACOF"), which together managed approximately $6 billion of committed capital as of December 31, 2009. ACOF generally makes private equity investments in amounts substantially larger than the private equity investments anticipated to be made by the Company. In particular, the Private Equity Group generally focuses on control-oriented equity investments in under-capitalized companies or companies with capital structure issues.

        Ares' senior principals have been working together as a group for many years and have an average of over 20 years of experience in leveraged finance, private equity, distressed debt, investment banking and capital markets. They are backed by a large team of highly disciplined professionals. Ares' rigorous investment approach is based upon an intensive, independent financial analysis, with a focus on preservation of capital, diversification and active portfolio management. These fundamentals underlie Ares' investment strategy and have resulted in large pension funds, banks, insurance companies, endowments and high net worth individuals investing in Ares' funds.

Ares Capital Management

        Ares Capital Management, our investment adviser, is served by a dedicated origination and transaction development team of approximately 34 investment professionals led by the partners of Ares Capital Management, Michael Arougheti, Eric Beckman, Kipp deVeer, Mitchell Goldstein and Michael Smith. Ares Capital Management leverages off of Ares' entire investment platform and benefits from the significant capital markets, trading and research expertise of all of Ares' investment professionals. Ares funds currently hold over 700 investments in over 30 different industries. Ares Capital Management's investment committee has nine members, including the partners of Ares Capital Management and Senior Partners of Ares' Capital Markets Group and Private Equity Group.

MARKET OPPORTUNITY

        We believe there are opportunities for us to invest in middle-market companies for the following reasons:

  •
  We believe that as of the date of this Annual Report, the recent dislocation in the credit markets has resulted in reduced competition, a widening of interest spreads, increased fees and generally more conservative capital structures and deal terms. Although secondary loan prices have rebounded from historic lows, attractive opportunities to purchase debt in the secondary market continue to exist in certain situations.

  •
  We believe that many senior lenders have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, commercial and investment banks are severely limited in their ability to underwrite new financings as they seek to replenish their capital bases and reduce leverage, resulting in opportunities for alternative funding sources.

  •
  We believe there is increased demand among private middle-market companies for primary capital. Many middle market firms have faced increased difficulty raising debt in the capital markets, as commercial and investment banks are capital-constrained and largely unable to underwrite and syndicate bank loans and high yield securities, particularly for middle market issuers.

  •
  We believe there is a large pool of uninvested private equity capital for middle-market companies. We expect private equity firms will seek to leverage their investments by combining equity capital with senior secured loans and mezzanine debt from other sources.

  •
  We believe that as of the date of this Annual Report, the recent economic downturn has resulted (and will continue to result) in defaults and covenant breaches by middle-market companies, which will require new junior capital to shore up liquidity or provide new capital through restructuring.

  •
  A high volume of senior secured and high yield debt was originated in the calendar years 2004 through 2007 and will come due in the near term and, accordingly, we believe that new financing opportunities will increase as many leveraged companies seek to refinance in the near term.

COMPETITIVE ADVANTAGES

        We believe that we have the following competitive advantages over other capital providers to middle-market companies:

Existing Investment Platform

        As of December 31, 2009, Ares managed approximately $33 billion of committed capital in the related asset classes of non-syndicated first and second lien senior loans, syndicated loans, high yield bonds, mezzanine debt and private equity. We believe Ares' current investment platform provides a competitive advantage in terms of access to origination and marketing activities and diligence for Ares Capital. Specifically, the Ares platform provides the Company an advantage through its deal flow generation and investment evaluation process. Ares' asset management platform also provides additional market information, company knowledge and industry insight that benefit the investment and due diligence process. Ares' professionals maintain extensive financial sponsor and intermediary relationships, which provide valuable insight and access to transactions and information.

Seasoned Management Team

        Ares' senior professionals have an average of over 20 years of experience in leveraged finance, including substantial experience in investing in leveraged loans, high yield bonds, mezzanine debt, distressed debt and private equity securities. Ares Capital Management's investment professionals and members of its investment committee also have significant experience investing across market cycles. As a result of Ares' extensive investment experience and the history of its seasoned management team, Ares has developed a strong reputation across U.S. and European capital markets. We believe that Ares' long history in the leveraged loan market and the extensive experience of the principals investing across market cycles provides Ares Capital Management with a competitive advantage in identifying, investing in, and managing a portfolio of investments in middle-market companies.

Experience and Focus on Middle-Market Companies

        Ares has historically focused on investments in middle-market companies and we benefit from this experience. In sourcing and analyzing deals, our investment adviser uses Ares' extensive network of relationships with intermediaries focused on middle-market companies, including management teams, members of the investment banking community, private equity groups and other investment firms with whom Ares has had long term relationships. We believe this network enables us to attract well-positioned prospective portfolio company investments. Our investment adviser works closely with the Ares investment professionals, who oversee a portfolio of investments in over 700 companies, and provide access to an extensive network of relationships and special insights into industry trends and the state of the capital markets.

Disciplined Investment Philosophy

        In making its investment decisions, our investment adviser has adopted Ares' long-standing, consistent credit-based investment approach that was developed over 19 years ago by its founders. Specifically, Ares Capital Management's investment philosophy, portfolio construction and portfolio management involve an assessment of the overall macroeconomic environment, financial markets and company-specific research and analysis. Its investment approach emphasizes capital preservation, low volatility and minimization of downside risk. In addition to engaging in extensive due diligence from the perspective of a long-term investor, Ares Capital Management's approach seeks to reduce risk in investments by focusing on:

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

Extensive Industry Focus

        We concentrate our investing activities in industries with a history of predictable and dependable cash flows and in which the Ares investment professionals have had extensive investment experience. Since its inception in 1997, Ares investment professionals have invested in over 30 different industries. Ares investment professionals have developed long-term relationships with management teams and management consultants in these industries, and have accumulated substantial information and identified potential trends within these industries. The experience of Ares' investment professionals investing across these industries throughout various stages of the economic cycle provides our investment adviser with access to market insights and investment opportunities.

Flexible Transaction Structuring

        We are flexible in structuring investments, including the types of securities in which we invest and the terms associated with such investments. Our investment adviser and its affiliates have extensive experience investing in a wide variety of securities for leveraged companies with a diverse set of terms and conditions. We believe this approach and experience enables our investment adviser to identify attractive investment opportunities throughout economic cycles and across a company's capital structure so we can make investments consistent with our stated investment objective and preserve principal while seeking appropriate risk adjusted returns. In addition, we have the ability to provide "one stop" financing with the ability to invest capital across the balance sheet and hold larger investments than many of our competitors. The ability to underwrite, syndicate and hold larger investments (a) increases flexibility, (b) may increase net fee income and earnings through syndication, (c) broadens market relationships and deal flow and (d) allows us to optimize our portfolio composition. We believe that the ability to provide capital at every level provides a strong value proposition to middle market borrowers and our senior debt capabilities provide superior deal origination and relative value analysis capabilities compared to traditional "mezzanine only" lenders.

Broad Origination Strategy

        Our investment adviser focuses on self-originating most of our investments by identifying a broad array of investment opportunities across multiple channels. It also leverages off of the extensive relationships of the broader Ares platform, including relationships with the companies in the portfolios of funds managed by IHAM, to identify investment opportunities. We believe that this allows for asset selectivity and that there is a significant relationship between proprietary deal origination and credit performance. Our focus on generating proprietary deal flow and lead investing also gives us greater control over capital structure, deal terms, pricing and documentation and results in active portfolio management of investments. Moreover, by leading the investment process, our investment adviser is often able to secure controlling positions in credit tranches, thereby providing additional control in investment outcomes. Our investment adviser also has originated substantial proprietary deal flow from middle market intermediaries, which often allows us to act as the sole or principal source of institutional junior capital to the borrower.

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

        As a BDC, we are required to comply with certain regulatory requirements. For example, we are not generally permitted to invest in any portfolio company in which Ares or any of its affiliates currently has an investment (although we may co-invest on a concurrent basis with funds managed by Ares, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures). Some of these co-investments would only be permitted pursuant to an exemptive order from the Securities and Exchange Commission (the "SEC"). We have applied for an exemptive order from the SEC that would permit us to co-invest with funds managed by Ares. Any such order will be subject to certain terms and conditions. There is no assurance that the application for exemptive relief will be granted by the SEC. Accordingly, we cannot assure you that we will be permitted to co-invest with funds managed by Ares. See "Risk Factors—Risks Relating to Our Business—We may not replicate Ares' historical success and our ability to enter into transactions with Ares and our other affiliates is restricted."

        Also, while we may borrow funds to make investments, our ability to use debt is limited in certain significant respects. As a BDC and a regulated investment company ("RIC") for tax purposes, we are dependent on its ability to raise capital through the issuance of its common stock. RICs generally must distribute substantially all of their earnings to stockholders as dividends in order to preserve their status as RICs and avoid corporate-level U.S. income tax, which prevents us from using those earnings to support operations, which may include new investments (including investments into existing portfolio companies). Further, BDCs must meet a debt to equity ratio of less than 1:1 in order to incur debt or issue senior securities, which requires us to finance our investments with at least as much equity as debt and senior securities in the aggregate. Our credit facilities also require that we maintain a debt to equity ratio of less than 1:1.

Ares Capital Corporation Portfolio

        We have built an investment portfolio of primarily first and second lien loans, mezzanine debt and to a lesser extent equity investments in private middle-market companies. Our portfolio is well diversified by industry sector and its concentration to any single issuer is limited. Our debt investments generally range between $10 million to $100 million on average, although the investment size may be more or less than this range depending on capital availability. Each of our equity investments has generally been less than $20 million, but may grow with our capital availability and are usually made in conjunction with loans we make to these portfolio companies. In addition, the proportion of these investments will change over time given our views on, among other things, the economic and credit environment we are operating in. In connection with our investing activities, we may make commitments with respect to indebtedness or securities of a potential portfolio company substantially in excess of our final investment. In such situations, while we may initially agree to fund up to a certain dollar amount of an investment, we may syndicate a portion of such amount to third parties prior to closing such investment, such that we make a smaller investment than what was reflected in our original commitment. In addition to originating investments, we may also acquire investments in the secondary market.

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

        In making an equity investment, in addition to considering the factors discussed below under "—Investment Selection," we also consider the anticipated timing of a liquidity event, such as a public offering, sale of the company or redemption of our equity securities.

        Our principal focus is investing in first and second lien senior loans and mezzanine debt and, to a lesser extent, equity capital, of middle-market companies in a variety of industries. We generally target companies that generate positive cash flows. Ares has a staff of approximately 110 investment professionals who specialize in specific industries. We generally seek to invest in companies from the industries in which Ares' investment professionals have direct expertise. The following is a representative list of the industries in which Ares has invested:

  •
  Aerospace and Defense

  •
  Airlines

  •
  Broadcasting/Cable

  •
  Cargo Transport

  •
  Chemicals

  •
  Consumer Products

  •
  Containers/Packaging

  •
  Education

  •
  Energy

  •
  Environmental Services

  •
  Farming and Agriculture

  •
  Financial

  •
  Food and Beverage

  •
  Gaming

  •
  Health Care

  •
  Homebuilding

  •
  Lodging and Leisure

  •
  Manufacturing

  •
  Metals/Mining

  •
  Paper and Forest Products

  •
  Printing/Publishing/Media

  •
  Retail

  •
  Restaurants

  •
  Supermarket and Drug

  •
  Technology

  •
  Utilities

  •
  Wireless and Wireline Telecom

        However, we may invest in other industries if we are presented with attractive opportunities.

        The industrial and geographic compositions of our portfolio at fair value as of December 31, 2009 and 2008 were as follows:

	As of December 31,
	2009	2008
Industry
Health Care	18.3%	20.2%
Financial	16.2	7.0
Education	10.1	11.1
Other Services	8.2	7.4
Restaurants	7.8	3.6
Beverage/Food/Tobacco	6.1	12.3
Retail	5.9	5.7
Business Services	5.8	6.7
Manufacturing	3.8	3.8
Consumer Products	3.2	3.0
Aerospace and Defense	2.8	3.0
Printing/Publishing/Media	2.6	3.8
Telecommunications	1.8	2.0
Environmental Services	1.5	4.1
Cargo Transport	1.4	1.4
Computers/Electronics	1.4	1.2
Health Clubs	1.1	1.2
Containers/Packaging	1.0	1.4
Grocery	0.9	1.0
Homebuilding	0.1	0.1

Total	100.0%	100.0%

	As of December 31,
	2009	2008
Geographic Region
West	24.8%	18.3%
Mid-Atlantic	22.2	21.0
Southeast	19.7	22.2
Midwest	19.7	20.6
International	10.4	14.1
Northeast	3.2	3.8

Total	100.0%	100.0%

        In addition to such investments, we may invest up to 30% of the portfolio in opportunistic investments of non-eligible portfolio companies. Specifically, as part of this 30% basket, we may invest in debt of middle-market companies located outside of the United States, in investment funds that are operating pursuant to certain exceptions to the Investment Company Act, in advisers to similar investment funds and in debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the Investment Company Act. We expect that these public companies generally will have debt that is non-investment grade. From time to time we may also invest in high yield bonds, which, depending on the issuer, may or may not be included in the 30% basket.

Managed Funds Portfolio

        We and GE Commercial Finance Investment Advisory Services LLC co-manage an unconsolidated senior debt fund: the SL Fund. The SL Fund primarily invests in "unitranche" loans (loans that combine both senior and subordinated debt, generally in a first lien position) of middle-market companies. The SL Fund was initially formed in December 2007 with approximately $3.6 billion of committed capital. We acquired our interests in the SL Fund from Allied Capital on October 30, 2009.

        Our portfolio company, IHAM, manages an unconsolidated middle market credit fund, Ivy Hill I, in exchange for a combined 0.50% management fee on the average total assets of Ivy Hill I. Ivy Hill I primarily invests in first and second lien bank debt of middle-market companies. Ivy Hill I was initially funded in November 2007 with $404.0 million of capital including a $56.0 million investment by us consisting of $40.0 million of Class B Notes and $16.0 million of subordinated notes. Ivy Hill I purchased $18.0 million and $68.0 million of investments from us during the years ended December 31, 2009 and 2008, respectively.

        On November 5, 2008, we established Ivy Hill II, which is also managed by IHAM in exchange for a combined 0.50% management fee on the average total assets of Ivy Hill II. Ivy Hill II primarily invests in second lien and subordinated bank debt of middle-market companies. Ivy Hill II was initially funded with $250.0 million of subordinated notes, and may grow over time with leverage. Ivy Hill II purchased $28.0 million and $7.5 million of investments from us during the years ended December 31, 2009 and 2008, respectively.

        On December 29, 2009, we made an incremental investment in IHAM to facilitate its acquisition of Allied Capital's management rights in respect of, and interests in, the Allied Capital Senior Debt Fund, L.P. (now referred to as "Ivy Hill SDF"), for approximately $33 million in cash. Ivy Hill SDF currently has approximately $274 million of committed capital invested primarily in first lien loans and to a lesser extent, second lien loans of middle-market companies. IHAM manages Ivy Hill SDF and receives fee income and is entitled to potential equity distributions in respect of interests that it acquired in Ivy Hill SDF.

        The Ivy Hill Funds may, from time to time, buy additional loans from us.

        IHAM also serves as the sub-adviser/sub-manager to four other funds: the CoLTS Funds and FirstLight. As of December 31, 2009, IHAM had total committed capital under management of over $2.3 billion.

        IHAM is party to a separate services agreement, referred to herein as the "services agreement," with Ares Capital Management. Pursuant to the services agreement, Ares Capital Management provides IHAM with office facilities, equipment, clerical, bookkeeping and record keeping services, services of investment professionals and others to perform investment advisory, research and related services, services of, and oversight of, custodians, depositories, accountants, attorneys, underwriters and such other persons in any other capacity deemed to be necessary. IHAM reimburses Ares Capital Management for all of the costs associated with such services, including Ares Capital Management's allocable portion of overhead and the cost of its officers and respective staff in performing its obligations under the services agreement. The services agreement may be terminated by either party without penalty upon 60 days' written notice to the other party.

PENDING ALLIED ACQUISITION

        On October 26, 2009, we entered into a definitive agreement (the "Merger Agreement") to acquire Allied Capital in an all stock transaction valued at $648 million, or approximately $3.47 per Allied Capital share as of October 23, 2009. As of February 24, 2010, the transaction was valued at $778 million, or approximately $4.16 per Allied Capital share. The boards of directors of both companies have each unanimously approved the Allied Acquisition.

        Allied Capital is an internally managed BDC. Allied Capital invests in primarily private middle-market companies in a variety of industries through long-term debt and equity capital instruments.

        Upon consummation of the Allied Acquisition, each share of common stock of Allied Capital issued and outstanding immediately prior to the effective time of the Allied Acquisition will be converted into and become exchangeable for 0.325 common shares of Ares Capital, subject to the payment of cash instead of fractional shares. Based on the number of shares of Allied common stock outstanding on the date of the Merger Agreement and not including the effect of outstanding in-the-money options, this will result in approximately 58.3 million Ares Capital shares being exchanged for approximately 179.4 million outstanding Allied Capital shares, subject to adjustment in certain limited circumstances.

        Assuming consummation of the Allied Acquisition, Ares Capital's board of directors will continue as directors of Ares Capital. However, Ares Capital's board of directors will be increased by at least one member and Ares Capital will submit the name of one member of Allied Capital's board of directors for consideration to Ares Capital's Nominating and Governance Committee to fill the vacancy.

        The Merger Agreement contains (a) customary representations and warranties of Allied Capital and Ares Capital, including, among others: corporate organization, capitalization, corporate authority and absence of conflicts, third party and governmental consents and approvals, reports and regulatory matters, financial statements, compliance with law and legal proceedings, absence of certain changes, taxes, employee matters, intellectual property, insurance, investment assets and certain contracts, (b) covenants of Allied Capital and Ares Capital to conduct their respective businesses in the ordinary course until the Allied Acquisition is completed and (c) covenants of Allied Capital and Ares Capital not to take certain actions during this interim period.

        Among other things, Allied Capital has agreed to, and will cause its affiliates, consolidated subsidiaries, and its and each of their respective officers, directors, managers, employees and other advisors, representatives and agents to, immediately cease and cause to be terminated all discussions and negotiations with respect to a "Takeover Proposal" (as defined in the Merger Agreement) from a third party and not to directly or indirectly solicit or take any other action (including providing information) with the intent to solicit any inquiry, proposal or offer with respect to a Takeover Proposal.

        However, if Allied Capital receives a bona fide unsolicited Takeover Proposal from a third party, and its board of directors determines in good faith, after consultation with reputable outside legal counsel and financial advisers experienced in such matters, that failure to consider such proposal would breach the duties of the directors under applicable law, and the Takeover Proposal constitutes or is reasonably likely to result in a "Superior Proposal" (as defined in the Merger Agreement), Allied Capital may engage in discussions and negotiations with such third party so long as certain notice and other procedural requirements are satisfied. In addition, subject to certain procedural requirements (including the ability of Ares Capital to revise its offer) and the payment of a $30 million termination fee, Allied Capital may terminate the Merger Agreement and enter into an agreement with a third party who makes a Superior Proposal.

        The representations and warranties of each party set forth in the Merger Agreement (a) have been qualified by confidential disclosures made to the other party in connection with the Merger Agreement, (b) will not survive consummation of the Allied Acquisition and cannot be the basis for any claims under the Merger Agreement by the other party after the Allied Acquisition is consummated, (c) are qualified in certain circumstances by a materiality standard which may differ from what may be viewed as material by investors, (d) were made only as of the date of the Merger Agreement or such other date as is specified in the Merger Agreement and (e) may have been included in the Merger

Agreement for the purpose of allocating risk between Allied Capital and Ares Capital rather than establishing matters as facts.

        On January 14, 2010, Allied Capital received an unsolicited non-binding offer from Prospect Capital Corporation ("Prospect Capital") to acquire all of the issued and outstanding shares of Allied Capital in a stock-for-stock merger. On January 19, 2010, the Board of Directors of Allied Capital unanimously rejected the offer after determining that such offer did not constitute a Superior Proposal. On January 26, 2010, Prospect Capital made a second, unsolicited non-binding offer to acquire all of the issued and outstanding shares of Allied Capital's common stock and increased its proposed share exchange ratio from 0.385 Prospect Capital shares for each Allied Capital share to 0.40 Prospect Capital shares for each Allied Capital share. On February 3, 2010, Allied Capital's Board of Directors unanimously determined that the revised offer from Prospect Capital did not constitute, and is not reasonably likely to result in, a Superior Proposal and reaffirmed its commitment to the transaction with Ares Capital. On February 9, 2010, Prospect Capital issued a third unsolicited non-binding proposal and increased its proposed share exchange ratio from 0.40 Prospect Capital shares for each Allied Capital share to 0.4416 Prospect Capital shares for each Allied Capital share. On February 11, 2010, the board of directors of Allied Capital unanimously concluded that Prospect Capital's third proposal did not constitute, and is not reasonably likely to result in, a Superior Proposal and again reaffirmed its commitment to the transaction with Ares Capital and recommended to its stockholders that they vote in favor of the merger.

        While there can be no assurances as to the exact timing, or that the Allied Acquisition will be completed at all, we are working to complete the Allied Acquisition in the first quarter of 2010. The consummation of the Allied Acquisition is subject to certain conditions, including, among others, Allied Capital stockholder approval, Ares Capital stockholder approval and other customary closing conditions.

        The Merger Agreement also contains certain termination rights for Allied Capital and Ares Capital and provides that, in connection with the termination of the Merger Agreement under specified circumstances, Allied Capital may be required to pay Ares Capital a termination fee of $30 million ($15 million if Allied Capital stockholders do not approve the Allied Acquisition) and Ares Capital may be required to pay Allied Capital a termination fee of $30 million ($30 million if Ares Capital stockholders do not approve the Allied Acquisition).

        We cannot assure you that the Allied Acquisition will be consummated as scheduled, or at all (including as a result of any competing offer). See "Risk Factors—Risks Relating to Our Business—We may fail to consummate the Allied Acquisition" for a description of the risks associated with a failure to consummate the Allied Acquisition and "Risk Factors—Risks Relating to a Consummation of the Allied Acquisition" for a description of the risks that the combined company may face if the Allied Acquisition is consummated.

INVESTMENT SELECTION

        Ares' investment philosophy was developed over the past 19 years and has remained consistent and relevant throughout a number of economic cycles. In managing us, Ares Capital Management employs the same investment philosophy and portfolio management methodologies used by the investment professionals of Ares in Ares' private investment funds.

        Ares Capital Management's investment philosophy and portfolio management involve:

  •
  an assessment of the overall macroeconomic environment and financial markets and how such assessment may impact industry and asset selection;

  •
  company-specific research and analysis; and

  •
  with respect to each individual company, an emphasis on capital preservation, low volatility and minimization of downside risk.

        The foundation of Ares' investment philosophy is intensive credit investment analysis, a portfolio management discipline based on both market technicals and fundamental value-oriented research, and diversification strategy. Ares Capital Management has adopted this philosophy and follows a rigorous process based on:

  •
  a comprehensive analysis of issuer creditworthiness, including a quantitative and qualitative assessment of the issuer's business;

  •
  an evaluation of management and its economic incentives;

  •
  an analysis of business strategy and industry trends; and

  •
  an in-depth examination of capital structure, financial results and projections.

        Ares Capital Management seeks to identify those companies exhibiting superior fundamental risk-reward profiles and strong defensible business franchises while focusing on the relative value of the investment across the industry as well as for the specific company.

Intensive Due Diligence

        The process through which Ares Capital Management makes an investment decision involves extensive research into the target company, its industry, its growth prospects and its ability to withstand adverse conditions. If the senior investment professional responsible for the transaction determines that an investment opportunity should be pursued, Ares Capital Management will engage in an intensive due diligence process. Approximately 30-40% of the investments initially reviewed proceed to this phase. Though each transaction will involve a somewhat different approach, the regular due diligence steps generally undertaken include:

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

        After an investment has been identified and diligence has been completed, a credit research and analysis report is prepared. This report will be reviewed by the senior investment professional in charge of the potential investment. If such senior and other investment professionals are in favor of the potential investment, then it is first presented to an underwriting committee, which is comprised of the partners of Ares Capital Management. If the underwriting committee approves of the potential investment it is then presented to the investment committee. However, the portfolio managers of Ares Capital Management are responsible for the day-to-day management of our portfolio.

        After the investment is approved by the underwriting committee, a more extensive due diligence process is employed by the transaction team. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third party consultants and research firms prior to the closing of the investment, as appropriate on a case by case basis. Approximately 7-10% of all investments initially reviewed by the underwriting committee will be presented to the investment committee. Approval of an investment for funding requires the approval of the majority of the investment committee of Ares Capital Management, although unanimous consent is sought.

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

        We generally require financial covenants and terms that require an issuer to reduce leverage, thereby enhancing credit quality. These methods include: (a) maintenance leverage covenants requiring a decreasing ratio of indebtedness to cash flow, (b) maintenance cash flow covenants requiring an increasing ratio of cash flow to the sum of interest expense and capital expenditures and (c) indebtedness incurrence prohibitions, limiting a company's ability to take on additional indebtedness. In addition, by including limitations on asset sales and capital expenditures we may be able to prevent a company from changing the nature of its business or capitalization without our consent.

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

Equity Investments

        Our equity investments may consist of preferred equity that is expected to pay dividends on a current basis or preferred equity that does not pay current dividends. Preferred equity generally has a preference over common equity as to dividends and distributions upon liquidation. In some cases, we may acquire common equity. In general, our equity investments are not control-oriented investments and in many cases we acquire equity securities as part of a group of private equity investors in which we are not the lead investor. Each of our equity investments has generally been less than $20 million, but may grow with our capital availability and are usually made in conjunction with loans we make to these portfolio companies. In many cases, we will also obtain registration rights in connection with these equity interests, which may include demand and "piggyback" registration rights.

ON-GOING RELATIONSHIPS WITH AND MONITORING OF PORTFOLIO COMPANIES

        Ares Capital Management closely monitors each investment we make, maintains a regular dialogue with both the management team and other stakeholders and seeks specifically tailored financial reporting. In addition, senior investment professionals of Ares may take board seats or obtain board observation rights for our portfolio companies. As of December 31, 2009, of our 95 portfolio companies, we were entitled to board seats or board observation rights on 39% of these companies.

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

        In addition to various risk management and monitoring tools, our investment adviser grades the credit status of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended to reflect the performance of the portfolio company's business, the collateral coverage of the investment and other relevant factors. Under this system, investments with a grade of 4 involve the least amount of risk in our portfolio. This portfolio company is performing above expectations and the trends and risk factors are generally favorable, including a potential exit. Investments graded 3 involve a level of risk that is similar to the risk at the time of origination. This portfolio company is performing as expected and the risk factors are neutral to favorable. All new investments are initially assessed a grade of 3. Investments graded 2 involve a portfolio company performing below expectations and indicates that the investment risk has increased materially since origination. This portfolio company may be out of compliance with debt covenants, however, payments are generally not more than 120 days past due. For investments graded 2, our investment adviser increases procedures to monitor the portfolio company and will write down the fair value of the investment if it is deemed to be impaired. An investment grade of 1 indicates that the portfolio company is performing materially below expectations and that the investment risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Investments graded 1 are not anticipated to be repaid in full. Our investment adviser employs half-point increments to reflect underlying trends in portfolio company operating or financial performance, as well as the general outlook. As of December 31, 2009, the weighted average investment grade of the investments in our portfolio was 3.0 with 2.51% of total investments at amortized cost (or 0.48% at fair value) and five issuers consisting of seven loans were past due or on non-accrual status.

MANAGERIAL ASSISTANCE

        As a BDC, we offer, and must provide upon request, significant managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may receive fees for these services.

COMPETITION

        Our primary competition to provide financing to middle-market companies include public and private funds, commercial and investment banks, commercial financing companies and private equity funds. Many of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. For example, some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC.

        We use the industry information of Ares' investment professionals to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of the members of Ares Capital Management's investment committees and of the senior principals of Ares, enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest. The Ares' professionals' deep and long-standing direct sponsor relationships and the resulting proprietary transaction opportunities that these relationships often present, provide valuable insight and access to transactions and information. For additional information concerning the competitive risks we face, see "Risk Factors—Risks Relating to Our Business—We operate in a highly competitive market for investment opportunities."

MARKET CONDITIONS

        Due to volatility in global markets, the availability of capital and access to capital markets has been limited over the last two years. We have responded to constraints on raising new capital by pursuing other avenues of liquidity and growth, such as adjusting the pace of our investments, becoming more selective in evaluating investment opportunities, pursuing asset sales, developing our third-party asset management capabilities and/or recycling lower yielding investments. We also intend to continue pursuing opportunities to manage third-party funds. As the global liquidity situation and market conditions evolve, we will continue to monitor and adjust our approach to funding accordingly. However, given the unprecedented nature of the volatility in the global markets, there can be no assurances that these activities will be successful. While levels of market disruption and volatility appear to be improving, there can be no assurance that they will not worsen. If they do, we could face materially higher financing costs. Consequently, our operating strategy could be materially and adversely affected.

        Consistent with the depressed market conditions of the general economy, the stocks of BDCs as an industry have traded at near historic lows for over 12 months as a result of concerns over liquidity, credit quality, leverage restrictions and distribution requirements. As a result of the deterioration of the market, several of our peers are no longer active in the market and are winding down their investments, have defaulted on their indebtedness, have decreased their distributions to stockholders or have announced share repurchase programs. Although market conditions have begun to improve, we cannot assure you that the market pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

        See "Risk Factors—Risks Relating to Our Business—Capital markets have recently been in a period of disruption and instability. These market conditions have materially and adversely affected debt and equity capital markets in the United States, which has had, and may in the future have, a negative impact on our business and operations."

STAFFING

        We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of Ares Capital Management and Ares Operations (defined below), pursuant to the terms of the investment advisory and management agreement and the administration agreement, respectively, each as described below. Each of our executive officers is an employee of Ares Operations or Ares Capital Management. Our day-to-day investment operations are managed by our investment adviser. Most of the services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by Ares Capital Management. Ares Capital Management has approximately 40 investment professionals who focus on origination and transaction development and the ongoing monitoring of our investments. In addition, we reimburse Ares Operations for our allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including our allocable portion of the cost of our officers (including our chief compliance officer, chief financial officer, secretary and treasurer) and their respective staffs.

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

        The sole member of Ares Capital Management is Ares, a global alternative asset manager and SEC registered investment adviser. Ares funds had, as of December 31, 2009, approximately $33 billion of total committed capital.

Management Fee

        Pursuant to the investment advisory and management agreement with Ares Capital Management and subject to the overall supervision of our board of directors, Ares Capital Management provides investment advisory services to us. For providing these services, Ares Capital Management receives a fee from us, consisting of two components—a base management fee and an incentive fee. Ares Capital Management has committed to defer up to $15 million in base management and incentive fees for each of the first two years following the Allied Acquisition if certain earnings targets are not met. We cannot assure you that the Allied Acquisition will be consummated. See "Pending Allied Acquisition" for a description of the terms of the Allied Acquisition, "Risk Factors—Risks Relating to Our Business—We may fail to consummate the Allied Acquisition" for a description of the risks associated with a failure to consummate the Allied Acquisition and "Risk Factors—Risks Relating to a Consummation of the Allied Acquisition" for a description of the risks that the combined company may face if the Allied Acquisition is consummated.

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

        Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed "hurdle rate" of 2% per quarter. If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for our investment adviser to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. Our pre-incentive fee net investment income used to calculate this part of the incentive fee is also included in the amount of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds) used to calculate the 1.5% base management fee.

        We pay the investment adviser an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

  •
  no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle rate;

  •
  100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5% in any calendar quarter. We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 2.5%) as the "catch-up" provision. The catch-up is meant to provide our investment adviser with 20% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 2.5% in any calendar quarter; and

  •
  20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.50% in any calendar quarter.

        These calculations are adjusted for any share issuances or repurchases during the quarter.

        The second part of the incentive fee (the "Capital Gains Fee"), is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and management agreement, as of the termination date) and is calculated at the end of each applicable year by subtracting (a) the sum of our cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (b) our cumulative aggregate realized capital gains, in each case calculated from October 8, 2004. If such amount is positive at the end of such year, then the Capital Gains Fee for such year is equal to 20% of such amount, less the aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee for such year.

        The cumulative aggregate realized capital gains are calculated as the sum of the differences, if positive, between (a) the net sales price of each investment in our portfolio when sold and (b) the accreted or amortized cost basis of such investment.

        The cumulative aggregate realized capital losses are calculated as the sum of the amounts by which (a) the net sales price of each investment in our portfolio when sold is less than (b) the accreted or amortized cost basis of such investment.

        The aggregate unrealized capital depreciation is calculated as the sum of the differences, if negative, between (a) the valuation of each investment in our portfolio as of the applicable Capital Gains Fee calculation date and (b) the accreted or amortized cost basis of such investment.

        We defer cash payment of any incentive fee otherwise earned by the investment adviser if during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made the sum of (a) the aggregate distributions to our stockholders and (b) the change in net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) is less than 8.0% of our net assets at the beginning of such period. These calculations were appropriately pro rated during the first three calendar quarters following October 8, 2004 and are adjusted for any share issuances or repurchases.

Payment of our Expenses

        The services of all investment professionals and staff of the investment adviser, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by Ares Capital Management (not including services provided to any of our portfolio companies like IHAM, pursuant to separate contractual agreements). We bear all other costs and expenses of our operations and transactions, including those relating to: rent; organization; calculation of our net asset value (including the cost and expenses of any independent valuation firm); expenses incurred by Ares Capital Management payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies; interest payable on indebtedness, if any, incurred to finance our investments; offerings of our common stock and other securities; investment advisory and management fees; administration fees; fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments; transfer agent and custodial fees; registration fees; listing fees; taxes; independent directors' fees and expenses; costs of preparing and filing reports or other documents with the SEC; the costs of any reports, proxy statements or other notices to stockholders, including printing costs; to the extent we are covered by any joint insurance policies, our allocable portion of the insurance premiums for such policies; direct costs and expenses of administration, including auditor and legal costs; and all other expenses incurred by us or Ares Operations in connection with administering our business, such as our allocable portion of overhead under the administration agreement, including our allocable portion of the salary and cost of our officers (including our chief compliance officer, chief financial officer, secretary and treasurer) and their respective staffs (including travel).

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

        At a meeting of the board of directors of the Company held on May 4, 2009, the board of directors, including all of the directors who are not "interested persons" of the Company as defined in the Investment Company Act, voted to approve the continuation of the investment advisory and management agreement through June 1, 2010. The independent directors had the opportunity to consult in executive session with counsel to the Company regarding the approval of such agreement. In reaching a decision to approve the investment advisory and management agreement, the board of directors reviewed a significant amount of information and considered, among other things:

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

        In approving the continuation of the investment advisory and management agreement, the board of directors, including all of the directors who are not "interested persons," made the following conclusions:

  •
  Nature, Extent and Quality of Services.  The board of directors considered the nature, extent and quality of the investment selection process employed by our investment adviser, including the flow of transaction opportunities resulting from Ares Capital Management's investment professionals' significant capital markets, trading and research expertise, the employment of Ares Capital Management's investment philosophy, diligence procedures, credit recommendation process, investment structuring, and ongoing relationships with and monitoring of portfolio companies, in light of the investment objective of the Company. The board of directors also considered our investment adviser's personnel and their prior experience in connection with the types of investments made by us, including such personnel's network of relationships with intermediaries focused on middle market companies. In addition, the board of directors considered the other terms and conditions of the investment advisory and management agreement. The board of directors concluded that the substantive terms of the investment advisory and management agreement (other than the fees payable thereunder, which the board of directors reviewed separately), including the services to be provided, are generally the same as those of comparable business development companies described in the available market data and that it would be difficult to obtain similar services on a comparable basis from other third party services providers or through an internally managed structure. In addition, the board of directors considered the fact that we have the ability to terminate the investment advisory and management agreement without penalty upon 60 days' written notice to the investment adviser. The board of directors further concluded that our investment adviser is served by a dedicated origination and transaction development team of investment professionals, and that these investment professionals have historically focused on investments in middle market companies and have developed an investment evaluation process and an extensive network of relationships with financial sponsors and intermediaries focused on middle market companies, which experience and relationships coincide with our investment objective and generally equal or exceed those of the management teams of other comparable business development companies described in the available market data.

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

Indemnification

        The investment advisory and management agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, Ares Capital Management, its members and their respective officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of Ares Capital Management's services under the investment advisory and management agreement or otherwise as our investment adviser.

Organization of the Investment Adviser

        Ares Capital Management is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act. The principal executive offices of Ares Capital Management are located at 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067.

ADMINISTRATION AGREEMENT

        We are also party to a separate administration agreement, referred to herein as the administration agreement, with Ares Operations LLC ("Ares Operations" or the "administrator"), an affiliate of our investment adviser. Our board of directors approved the continuation of our administration agreement on May 4, 2009, which extended the term of the agreement until June 1, 2010. Pursuant to the administration agreement, Ares Operations furnishes us with office equipment and clerical, bookkeeping and record keeping services. Under the administration agreement, Ares Operations also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Operations assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement are equal to an amount based upon our allocable portion of Ares Operations' overhead in performing its obligations under the administration agreement, including our allocable portion of the cost of our officers (including our chief compliance officer, chief financial officer, secretary and treasurer) and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60 days' written notice to the other party.

Indemnification

        The administration agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, Ares Operations, its members and their respective officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of Ares Operations' services under the administration agreement or otherwise as our administrator.

LEVERAGE

        We borrow funds to make additional investments, a practice known as "leverage," to attempt to increase return to our common stockholders. With certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the Investment Company Act, equals at least 200% after such borrowing. The amount of leverage that we employ at any particular time will depend on our investment adviser's and our board of directors' assessments of market and other factors at the time of any proposed borrowing.

        We are party to the Revolving Credit Facility (as defined herein) that provides for up to $690.0 million of borrowings (comprised of $615.0 million on a stand-alone basis and an additional $75.0 million in commitments contingent upon the closing of the proposed Allied Acquisition) and up to $897.5 million on a stand-alone basis prior to the closing of the proposed Allied Acquisition, or $1.05 billion after the closing of the proposed Allied Acquisition, if we exercise the "accordion" feature. The Revolving Credit Facility expires on January 22, 2013.

        In addition, our wholly owned subsidiary Ares Capital CP (as defined herein) is party to the CP Funding Facility (as defined herein), which, as amended, currently provides for up to $400.0 million of borrowings. The CP Funding Facility expires on January 22, 2013 (with two one year extension options, subject to mutual consent).

        We use the term "Facilities" to refer to the Revolving Credit Facility and the CP Funding Facility.

        Through our wholly owned subsidiary ARCC CLO (as defined herein) we completed a $400.0 million debt securitization referred to herein as the "Debt Securitization" and issued approximately $314.0 million principal amount of asset-backed notes (including $50.0 million revolving notes, $48.8 million of which were drawn down as of December 31, 2009), which we refer to as the "CLO Notes," to third parties that are secured by a pool of middle market loans that were purchased or originated by the Company. We retained approximately $86.0 million of certain BBB and non-rated securities in the Debt Securitization and have repurchased $34.8 million of the CLO Notes. The CLO Notes mature on December 20, 2019.

        We intend to continue borrowing under the Facilities in the future and we may increase the size of the Facilities or otherwise issue debt securities or other evidences of indebtedness in the future.

        For more information on the Facilities and the CLO Notes, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources."

REGULATION

        We have elected to be regulated as a BDC under the Investment Company Act and have elected to be treated as a RIC under Subchapter M of the Code. As with other companies regulated by the Investment Company Act, a BDC must adhere to certain substantive regulatory requirements. The Investment Company Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and certain affiliates of those affiliates or underwriters. Among other things, we cannot invest in any portfolio company in which any of the funds managed by Ares currently has an investment (although we may co-invest on a concurrent basis with other funds managed by Ares, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures). Some of these co-investments would only be permitted pursuant to an exemptive order from the SEC. We have applied for an exemptive order from the SEC that would permit us to co-invest with funds managed by Ares Capital Management. Any such order will be subject to certain terms and conditions. There is no assurance that the application for exemptive relief will be granted by the SEC. Accordingly, we cannot assure you that we will be permitted to co-invest with funds managed by Ares. See "Risk Factors—Risks Relating to Our Business—We may not replicate Ares' historical success and our ability to enter into transactions with Ares and our other affiliates is restricted."

        The Investment Company Act also requires that a majority of our directors be persons other than "interested persons," as that term is defined in the Investment Company Act. In addition, the Investment Company Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless that change is approved by a majority of our outstanding voting securities. Under the Investment Company Act, the vote of holders of a majority of outstanding voting securities means the vote of the holders of the lesser of: (a) 67% or more of the outstanding shares of our common stock present at a meeting or represented by proxy if holders of more than 50% of the shares of our common stock are present or represented by proxy or (b) more than 50% of the outstanding shares of our common stock.

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

  •
  information about stockholders' transactions and history with us; or

  •
  other general information that we may obtain about stockholders, such as demographic and contact information such as a person's address.

        We do not disclose any non-public personal information about our stockholders or former stockholders to anyone, except:

  •
  to our affiliates (such as our investment adviser and administrator) and their employees that have a legitimate business need for the information;

  •
  to our service providers (such as our accountants, attorneys, custodians, transfer agent, underwriters and proxy solicitors) and their employees, as is necessary to service recordholder accounts or otherwise provide the applicable services;

  •
  to comply with court orders, subpoenas, lawful discovery requests, or other legal or regulatory requirements; or

  •
  as allowed or required by applicable law or regulation.

        When the Company shares non-public stockholder personal information referred to above, the information is made available for limited business purposes and under controlled circumstances designed to protect our stockholders' privacy. The Company does not permit use of stockholder information for any non-business or marketing purpose, nor does the Company permit third parties to rent, sell, trade or otherwise release or disclose information to any other party.

        The Company's service providers, such as its adviser, administrator, and transfer agent, are required to maintain physical, electronic, and procedural safeguards to protect stockholder non-public personal information; to prevent unauthorized access or use; and to dispose of such information when it is no longer required.

        Personnel of our affiliates may access stockholder information only for business purposes. The degree of access is based on the sensitivity of the information and on personnel need for the information to service a stockholder's account or comply with legal requirements.

        If a stockholder ceases to be a stockholder, we will adhere to the privacy policies and practices as described above. We may choose to modify our privacy policies at any time. Before we do so, we will notify stockholders and provide a description of our privacy policy.

        In the event of a corporate change in control resulting from, for example, a sale to, or merger with, another entity, or in the event of a sale of assets, we reserve the right to transfer stockholders' non-public personal information to the new party in control or the party acquiring assets.

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

Item 1A.    Risk Factors

RISK FACTORS

        You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the net asset value of our common stock and the trading price of our securities could decline, and you may lose all or part of your investment in the Company.

RISKS RELATING TO OUR BUSINESS

Capital markets have recently been in a period of disruption and instability. These market conditions have materially and adversely affected debt and equity capital markets in the United States, which has had, and may in the future have, a negative impact on our business and operations.

        Beginning in 2007, the U.S. capital markets entered into a period of disruption as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While these conditions appear to be improving, they could continue for a prolonged period of time or worsen in the future. While these conditions persist, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2009 annual stockholders meeting, subject to certain determinations required to be made by our board of directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our outstanding common stock at the time of such issuance, at a price below its then current net asset value per share during a period beginning on May 4, 2009 and expiring on the earlier of the anniversary of the date of the 2009 annual stockholders meeting and the date of the our 2010 annual stockholders meeting. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the Investment Company Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

        Moreover, recent market conditions have made, and may in the future make, it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business. The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments.

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

        Given the recent extreme volatility and dislocation in the capital markets, many BDCs have faced, and may in the future face, a challenging environment in which to raise capital. As a result of the recent significant changes in the capital markets affecting our ability to raise capital, the pace of our investment activity has slowed. In addition, significant changes in the capital markets, including the recent extreme volatility and disruption, has had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations.

A failure on our part to maintain our status as a BDC would significantly reduce our operating flexibility.

        If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company under the Investment Company Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility. In addition, any such failure could cause an event of default under our outstanding indebtedness, which could have a material adverse effect on our business, financial condition or results of operations.

We are dependent upon Ares Capital Management's key personnel for our future success and upon their access to Ares' investment professionals.

        We depend on the diligence, skill and network of business contacts of Ares Capital Management's key personnel, including its investment committee. We also depend, to a significant extent, on Ares Capital Management's access to the investment professionals of Ares and the information and deal flow generated by Ares' investment professionals in the course of their investment and portfolio management activities. Our future success depends on the continued service of Ares Capital Management's key personnel, including its investment committee. The departure of any of Ares Capital Management's key personnel, including members of its investment committee, or of a significant number of the investment professionals or partners of Ares, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure you that Ares Capital Management will remain our investment adviser or that we will continue to have access to Ares' investment professionals or its information and deal flow.

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

        Accomplishing this result on a cost-effective basis is largely a function of Ares Capital Management's structuring of the investment process and its ability to provide competent, attentive and efficient services to us. Our executive officers and the members of Ares Capital Management's investment committee have substantial responsibilities in connection with their roles at Ares and with the other Ares funds, as well as responsibilities under the investment advisory and management agreement. They may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, Ares Capital Management will need to hire, train, supervise and manage new employees. However, we cannot assure you that any such employees will be retained. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

        In addition, as we grow, we may open up new offices in new geographic regions that may increase our direct operating expenses without corresponding revenue growth.

Our ability to grow depends on our ability to raise capital.

        We will need to periodically access the capital markets to raise cash to fund new investments. Ares has elected to be treated as a RIC and operates in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs. Among other things, in order to maintain our RIC status, we must distribute to our stockholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income, and, as a result, such distributions will not be available to fund investment originations. We must continue to borrow from financial institutions and issue additional securities to fund our growth. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

        In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock such that our asset coverage, as defined in the Investment Company Act, equals at least 200% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. The amount of leverage that we employ will depend on our investment adviser's and our board of directors' assessments of market and other factors at the time of any proposed borrowing or issuance of debt securities or preferred stock. We cannot assure you that we will be able to maintain our current Facilities or obtain other lines of credit at all or on terms acceptable to us.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

        We may issue senior securities or borrow money from banks or other financial institutions, up to the maximum amount permitted by the Investment Company Act. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as defined in the Investment Company Act, equals at least 200% after each such incurrence or issuance. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. In addition, our inability to satisfy this test could cause an event of default under our existing indebtedness. If we cannot satisfy this test, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2009, our asset coverage for senior securities was 230%.

        We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value per share of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. Any such sale would be dilutive to the net asset value per share of our common stock. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any commission or discount). If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital.

        At our 2009 annual stockholders meeting, subject to the board of directors determination described above, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our outstanding common stock at the time of such issuance, at a price below its then current net asset value per share during a period beginning on May 4, 2009 and expiring on the earlier of the anniversary of the date of the 2009 annual stockholders meeting and the date of our 2010 annual stockholders meeting.

        To generate cash for funding new investments, we have also securitized, and may in the future seek to securitize, our loans. To securitize loans, we may create a separate, wholly owned subsidiary and contribute or sell a pool of loans to such subsidiary (or one of its subsidiaries). Such subsidiary may then sell equity, issue debt or sell interests in the pool of loans, on a limited-recourse basis, the payments on which are generally limited to the pool of loans and the proceeds therefrom. We may also retain a portion of the equity interests in the securitized pool of loans. Any retained equity would be exposed to losses on the related pool of loans before any of the related debt securities. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy. The securitization market is subject to changing market conditions (including the recent, unprecedented dislocation of the securitization and finance markets generally) and we may not be able to access this market when we would otherwise deem appropriate. Moreover, the successful securitization of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests may be those that are riskier and more apt to generate losses. The Investment Company Act may also impose restrictions on the structure of any securitization.

We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing with us.

        As of December 31, 2009, we had $695.7 million of outstanding borrowings under our Facilities and $273.8 million of CLO Notes. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2009 total assets of at least 1.05%. The weighted average interest rate charged on our borrowings as of December 31, 2009 was 2.05%. We intend to continue borrowing under the Facilities in the future and we may increase the size of the Facilities or issue debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). For example, we recently increased the size of the Revolving Credit Facility from $525 million to $690 million (comprised of $615 million in commitments on a stand-alone basis and an additional $75 million in commitments contingent upon the closing of the Allied Acquisition). Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our investment adviser's and our board of directors' assessments of market and other factors at the time of any proposed borrowing.

        Our Facilities and the CLO Notes impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC. A failure to renew our Facilities or to add new or replacement debt facilities could have a material adverse effect on our business, financial condition or results of operations.

        Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We currently borrow under our Facilities, and in the future, may borrow from or issue debt securities to banks, insurance companies and other lenders. Holders of such debt securities have fixed dollar claims on our consolidated assets that are superior to the claims of our common stockholders or any preferred stockholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value per share of our common stock to increase more sharply than it would have had we not leveraged.

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

        The following table illustrates the effect on return to a holder of our common stock of the leverage created by our use of borrowing at the weighted average interest rate of 2.05% as of December 31, 2009, together with (i) our total value of net assets as of December 31, 2009; (ii) $969.5 million debt outstanding as of December 31, 2009 and (iii) hypothetical annual returns on our portfolio of minus 15 to plus 15 percent.

Assumed Return on Portfolio (Net of Expenses)(1)	-15%	-10%	-5%	0%	5%	10%	15%
Corresponding Return to Common Stockholders(2)	-29%	-20%	-11%	-1%	8%	17%	26%

(1)
The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table.

(2)
In order to compute the "Corresponding Return to Common Stockholders," the "Assumed Return on Portfolio" is multiplied by the total value of our assets at December 31, 2009 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average interest rate of 2.05% by the $969.5 million debt) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of December 31, 2009 to determine the "Corresponding Return to Common Stockholders."

In addition to regulatory requirements that restrict our ability to raise capital, the Facilities and the CLO Notes contain various covenants which, if not complied with, could accelerate repayment under the Facilities and the CLO Notes, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

        The agreements governing the Facilities and the CLO Notes require us to comply with certain financial and operational covenants. These covenants include:

  •
  restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets;

  •
  restrictions on our ability to incur liens; and

  •
  maintenance of a minimum level of stockholders' equity.

        As of the date of this Annual Report, we are in compliance with the covenants of the Facilities and the CLO Notes. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. For example, depending on the condition of the public debt and equity markets and pricing levels, net unrealized depreciation in our portfolio may increase in the future. Any such increase could result in our inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of stockholders' equity.

        Accordingly, although we believe we will continue to be in compliance, there are no assurances that we will continue to comply with the covenants in the Facilities and the CLO Notes. Failure to comply with these covenants would result in a default under the Revolving Credit Facility, the CP Funding Facility or the CLO Notes, which, if we were unable to obtain a waiver from the lenders under the Revolving Credit Facility, the purchasers under the CP Funding Facility, or the trustee or holders of the CLO Notes, respectively, could accelerate repayment under the Revolving Credit Facility, the CP Funding Facility or the CLO Notes, respectively, and thereby have a material adverse impact on our business, financial condition and results of operations.

Our credit ratings may change and as a result the cost and flexibility under our debt instruments may change.

        As of December 31, 2009, we had a long-term counterparty credit rating from Standard & Poor's Ratings Service of BBB, a long-term issuer default rating from Fitch Ratings of BBB and a long-term issuer rating of Ba1 from Moody's Investor Service. Interest expense on our Revolving Credit Facility and combined CP Funding Facility is based on a pricing grid that fluctuates depending on our credit ratings. There can be no assurance that our ratings will be maintained. If our ratings are downgraded, our cost of borrowing will increase.

        In addition, if the ratings of our CLO Notes are downgraded from the respective ratings issued for such notes on the Debt Securitization closing date, our ability to transfer loans out of the Debt Securitization, among other things, may under certain circumstances be restricted and certain principal proceeds may under certain circumstances be required to be used to further reduce the outstanding principal balance of such notes. There can be no assurance that the CLO Notes ratings will be maintained.

We operate in a highly competitive market for investment opportunities.

        A number of entities compete with us to make the types of investments that we make in middle-market companies. We compete with other BDCs, public and private funds, commercial and investment banks, commercial financing companies, insurance companies, high yield investors, hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC and that the Code imposes on us as a RIC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to pursue attractive investment opportunities from time to time.

        We do not seek to compete primarily based on the interest rates we offer and we believe that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. Rather, we compete with our competitors based on our existing investment platform, seasoned management team, experience and focus on middle-market companies, disciplined investment philosophy, extensive industry focus and flexible transaction structuring. For a more detailed discussion of these competitive advantages, see "Business—Competitive Advantages."

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

We may be subject to certain corporate-level taxes regardless of whether we continue to qualify as a RIC.

        We have elected to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on our income and gain that we distribute to our stockholders as dividends on a timely basis. To qualify as a RIC under the Code, we must meet certain income source, asset diversification and annual distribution requirements. We may also be subject to certain U.S. federal excise taxes, as well as state, local and foreign taxes.

        The annual distribution requirement for a RIC is satisfied if we distribute to our stockholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income for each year. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the Investment Company Act and financial covenants under our indebtedness that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. In that event, the resulting corporate-level taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Because we must make distributions to our stockholders as described above, such amounts, to the extent a stockholder is not participating in our dividend reinvestment plan, will not be available to fund investment originations. We will be subject to corporate-level U.S. federal income tax on any undistributed income and/or gain.

        To qualify as a RIC, we must also meet certain annual income source requirements at the end of each taxable year and asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to (a) dispose of certain investments quickly or (b) raise additional capital to prevent the loss of RIC status. Because most of our investments are in private companies and are generally illiquid, any such dispositions may be at disadvantageous prices and may result in losses. Also, the rules applicable to our qualification as a RIC under the Code are complex with many areas of uncertainty. Accordingly, no assurance can be given that we have qualified or will qualify as a RIC. If we fail to qualify as a RIC for any reason and become subject to regular "C" corporation income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

We may have difficulty paying our required distributions under applicable tax rules if we recognize income before or without receiving cash representing such income.

        For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount or increases in loan balances are included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash, including, for example, non-cash income from payment-in-kind securities, deferred payment securities and hedging and foreign currency transactions.

        Since, in certain cases, we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the U.S. federal income tax requirement to distribute generally an amount equal to at least 90% of our investment company taxable income to maintain our status as a RIC. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thus be subject to additional corporate-level taxes.

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

        General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our investment objective and rate of return on invested capital. Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. We have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may continue to do so in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to credit risk. Hedging transactions may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to 10 years. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term securities. A decline in the prices of the debt we own could adversely affect the trading price of our shares. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

Many of our portfolio investments are not publicly traded and, as a result, there is uncertainty as to the value of our portfolio investments.

        A large percentage of our portfolio investments are not publicly traded. The fair value of investments that are not publicly traded may not be readily determinable. We value these investments quarterly at fair value as determined in good faith by our board of directors based on the input of our management and audit committee and independent valuation firms that have been engaged at the direction of the board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period. The valuation process is conducted at the end of each fiscal quarter, with approximately 50% (based on value) of our valuations of portfolio companies without readily available market quotations subject to review by an independent valuation firm each quarter. However, we may use additional independent valuation firms to value our investments more frequently as determined in good faith by our board of directors to the extent necessary to reflect significant events affecting the value of our investments. The types of factors that may be considered in valuing our investments include the enterprise value of the portfolio company, the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed and may differ materially from the values that we may ultimately realize. Our net asset value per share could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we realize upon disposition of such investments.

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

        Certain of our executive officers and directors, and members of the investment committee of our investment adviser, serve or may serve as officers, directors or principals of other entities and affiliates of our investment adviser and investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders' best interests or that may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, Messrs. Ressler, Rosenthal and Kissick each have significant responsibilities for other Ares funds. Messrs. Ressler and Rosenthal are required to devote a substantial majority of their business time, and Mr. Kissick is required to devote a majority of his business time, to the affairs of ACOF. However, Ares believes that the efforts of Messrs. Ressler, Rosenthal and Kissick relative to Ares Capital and ACOF are synergistic with and beneficial to the affairs of each of Ares Capital and ACOF.

        Although other Ares funds generally have different primary investment objectives than Ares Capital, they may from time to time invest in asset classes similar to those targeted by Ares Capital. In addition, Ares is not restricted from raising an investment fund with investment objectives similar to that of Ares Capital. Any such funds may also, from time to time, invest in asset classes similar to those targeted by Ares Capital. Ares Capital Management endeavors to allocate investment opportunities in a fair and equitable manner, and in any event consistent with any fiduciary duties owed to Ares Capital. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds managed by investment managers affiliated with Ares Capital Management. In addition, there may be conflicts in the allocation of investment opportunities among us and the funds managed by us or one or more of our controlled affiliates, including IHAM, or among the funds they manage. We may or may not participate in investments made by funds managed by us or one or more of our controlled affiliates.

        We have from time to time sold assets to certain funds managed by IHAM and, as part of our investment strategy, we may offer to sell additional assets to funds managed by us and/or one or more of our controlled affiliates or we may purchase assets from funds managed by us and/or one or more of our controlled affiliates. In addition, funds managed by us or one or more of our controlled affiliates may offer assets to or may purchase assets from one another. While assets may be sold or purchased at prices that are consistent with those that could be obtained from third parties in the marketplace, and although these types of transactions generally require approval of one or more independent parties, there is an inherent conflict of interest in such transactions between us and funds managed by us or one of our controlled affiliates.

        We pay management and incentive fees to Ares Capital Management, and reimburse Ares Capital Management for certain expenses it incurs. In addition, investors in our common stock will invest on a gross basis and receive distributions on a net basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments.

        Ares Capital Management's management fee is based on a percentage of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) and Ares Capital Management may have conflicts of interest in connection with decisions that could affect our total assets, such as decisions as to whether to incur indebtedness or to engage in the Allied Acquisition.

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

        Our investment adviser, Ares Capital Management, also has financial interests in the Allied Acquisition that are different from, and/or in addition to, the interests of our stockholders. For example, Ares Capital Management's management fee is based on a percentage of Ares Capital's total assets. Because total assets under management will increase as a result of the Allied Acquisition, the dollar amount of Ares Capital Management's management fee will increase as a result of the Allied Acquisition. In addition, the incentive fee payable by us to Ares Capital Management may be positively impacted as a result of the Allied Acquisition.

        Our investment advisory and management agreement renews for successive annual periods if approved by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not "interested persons" of the Company as defined in Section 2(a)(19) of the Investment Company Act. However, both we and Ares Capital Management have the right to terminate the agreement without penalty upon 60 days' written notice to the other party. Moreover, conflicts of interest may arise if our investment adviser seeks to change the terms of our investment advisory and management agreement, including, for example, the terms for compensation. While any material change to the investment advisory and management agreement must be submitted to stockholders for approval under the Investment Company Act, we may from time to time decide it is appropriate to seek stockholder approval to change the terms of the agreement.

        Pursuant to a separate amended and restated administration agreement, referred to herein as our "administration agreement," Ares Operations, an affiliate of Ares Capital Management, furnishes us with administrative services and we pay Ares Operations our allocable portion of overhead and other expenses incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the cost of our officers and their respective staffs.

        Our portfolio company, IHAM, is party to the services agreement with Ares Capital Management, pursuant to which Ares Capital Management provides IHAM with the facilities, investment advisory services and administrative services necessary for the operations of IHAM. IHAM reimburses Ares Capital Management for the costs associated with such services, including Ares Capital Management's allocable portion of overhead and the cost of its officers and respective staff in performing its obligations under the services agreement.

        We rent office space directly from a third party pursuant to a lease that expires on February 27, 2011. In addition, we have entered into a sublease with Ares Management whereby Ares Management subleases approximately 25% of the office space for a fixed rent equal to 25% of the basic annual rent payable by us under this lease, plus certain additional costs and expenses.

        As a result of the arrangements described above, there may be times when the management team of Ares Management has interests that differ from those of our stockholders, giving rise to a conflict.

        Our stockholders may have conflicting investment, tax and other objectives with respect to their investments in us. The conflicting interests of individual stockholders may relate to or arise from, among other things, the nature of our investments, the structure or the acquisition of our investments, and the timing of disposition of our investments. As a consequence, conflicts of interest may arise in connection with decisions made by our investment adviser, including with respect to the nature or structuring of our investments, that may be more beneficial for one stockholder than for another stockholder, especially with respect to stockholders' individual tax situations. In selecting and structuring investments appropriate for us, our investment adviser will consider the investment and tax objectives of the Company and our stockholders, as a whole, not the investment, tax or other objectives of any stockholder individually.

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

        Under the investment advisory and management agreement, we will defer cash payment of any incentive fee otherwise earned by our investment adviser if, during the most recent four full calendar quarter periods ending on or prior to the date such payment is to be made, the sum of (a) our aggregate distributions to our stockholders and (b) our change in net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) is less than 8.0% of our net assets at the beginning of such period. These calculations will be adjusted for any share issuances or repurchases. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment can then be made under the investment advisory and management agreement.

Changes in laws or regulations governing our operations or the operations of our portfolio companies, or changes in the interpretation thereof, and any failure by us or our portfolio companies to comply with laws or regulations governing our operations may adversely affect our business.

        We and our portfolio companies are subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations, or their interpretation, or any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business or the business of our portfolio companies.

We may not replicate Ares' historical success and our ability to enter into transactions with Ares and our other affiliates is restricted.

        Our primary focus in making investments differs from those of other private funds that are or have been managed by Ares' investment professionals. Further, investors in Ares Capital are not acquiring an interest in other Ares managed funds. Accordingly, we cannot assure you that Ares Capital will replicate Ares' historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by those private funds.

        Further, we and certain of our controlled affiliates are prohibited under the Investment Company Act from knowingly participating in certain transactions with our upstream affiliates, our investment adviser and its affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our upstream affiliate for purposes of the Investment Company Act and we are generally prohibited from buying or selling any security (other than our securities) from or to such affiliate, absent the prior approval of our independent directors. The Investment Company Act also prohibits "joint" transactions with an upstream affiliate, or our investment adviser or its affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors. In addition, we and certain of our controlled affiliates are prohibited from buying or selling any security from or to, or entering into joint transactions with, our investment adviser and its affiliates, or any person who owns more than 25% of our voting securities or is otherwise deemed to control, be controlled by, or be under common control with us, absent the prior approval of the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance). The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing.

        We have applied for an exemptive order from the SEC that would permit us and certain of our controlled affiliates to co-invest with funds managed by Ares. Any such order will be subject to certain terms and conditions and there can be no assurance that such order will be granted by the SEC. Accordingly, we cannot assure you that we or our controlled affiliates will be permitted to co-invest with funds managed by Ares, other than in the limited circumstances currently permitted by regulatory guidance or in the absence of a joint transaction.

We may fail to consummate the Allied Acquisition.

        While there can be no assurances as to the exact timing, or that the Allied Acquisition will be completed at all, we are working to complete the Allied Acquisition in the first quarter of 2010. The consummation of the Allied Acquisition is subject to certain conditions, including, among others, Allied Capital stockholder approval, our stockholder approval and other customary closing conditions. We intend to consummate the Allied Acquisition as soon as possible; however, we cannot assure you that the conditions required to consummate the Allied Acquisition will be satisfied or waived on the anticipated schedule, or at all. If the Allied Acquisition is not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. See "Risk Factors—Risks Relating to a Consummation of the Allied Acquisition—If the Allied Acquisition does not close, we won't benefit from the expenses incurred in its pursuit." In addition, the Merger Agreement provides for the payment by us to Allied Capital of a reverse termination fee of $30 million under certain circumstances ($30 million if Ares Capital stockholders do not approve the issuance of shares of Ares Capital common stock in the merger). See "Risk Factors—Risks Relating to a Consummation of the Allied Acquisition—Under certain circumstances, we and Allied Capital are obligated to pay each other a termination fee upon termination of the Merger Agreement." See "Pending Allied Acquisition" for a description of the terms of the Allied Acquisition and "Risk Factors—Risks Relating to a Consummation of the Allied Acquisition" for a description of the risks that the combined company may face if the Allied Acquisition is consummated.

RISKS RELATING TO OUR INVESTMENTS

Price declines and illiquidity in the corporate debt markets have adversely affected, and may in the future adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

        As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our board of directors. We may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (an estimate of the total fair value of the portfolio company's debt and equity), the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company's securities to publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. Unprecedented declines in prices and liquidity in the corporate debt markets resulted in significant net unrealized depreciation in our portfolio in the recent past. The effect of all of these factors on our portfolio has reduced our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

        As of the date of this Annual Report, the economy recently has been in the midst of a recession and in the difficult part of a credit cycle with industry defaults increasing. Many of our portfolio companies may be materially and adversely affected by the credit cycle and, in turn, may be unable to satisfy their financial obligations (including their loans to us) over the coming months.

        Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods if we are required to write down the values of our investments. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

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

Investments in privately held middle-market companies involve significant risks.

        We primarily invest in privately held U.S. middle-market companies. Investments in privately held middle-market companies involve a number of significant risks, including the following:

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

  •
  there is generally little public information about these companies. These companies and their financial information are not subject to the Sarbanes Oxley Act of 2002 and other rules that govern public companies, and we may be unable to uncover all material information about these companies, which may prevent us from making a fully informed investment decision and cause us to lose money on our investments;

  •
  they generally have less predictable operating results, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

  •
  they may have difficulty accessing the capital markets to meet future capital needs.

Our debt investments may be risky, and we could lose all or part of our investment.

        The debt that we invest in is typically not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than "Baa3" by Moody's Investors Service, lower than "BBB-" by Fitch Ratings or lower than "BBB-" by Standard & Poor's). Indebtedness of below investment grade quality is regarded as having predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. Our mezzanine investments may result in an above average amount of risk and volatility or loss of principal. We also invest in assets other than mezzanine investments, including first and second lien loans, high-yield securities, U.S. government securities, credit derivatives and other structured securities and certain direct equity investments. These investments will entail additional risks that could adversely affect our investment returns. In addition, to the extent interest payments associated with such debt are deferred, such debt will be subject to greater fluctuations in value based on changes in interest rates. Also, such debt could subject us to phantom income, and since we generally do not receive any cash prior to maturity of the debt, the investment is of greater risk.

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

        We may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to certain exceptions to the Investment Company Act and in advisers to similar investment funds, and, to the extent we so invest, will bear our ratable share of any such company's expenses, including management and performance fees. We will also remain obligated to pay management and incentive fees to Ares Capital Management with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each of our common stockholders will bear his or her share of the management and incentive fee of Ares Capital Management as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

        If one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, a bankruptcy court might recharacterize our debt holding as an equity investment and subordinate all or a portion of our claim to that of other creditors. In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower's business or exercise control over the borrower. For example, we could become subject to a lender's liability claim, if, among other things, we actually render significant managerial assistance.

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

        The rights we may have with respect to the collateral securing any junior priority loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that senior obligations are outstanding, we may forfeit certain rights with respect to the collateral to the holders of the senior obligations. These rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of such enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral and the right to waive past defaults under collateral documents. We may not have the ability to control or direct such actions, even if as a result our rights as junior lenders are adversely affected.

When we are a debt or minority equity investor in a portfolio company, we may not be in a position to exert influence on the entity, and management of the company may make decisions that could decrease the value of our portfolio holdings.

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

        Our investment strategy contemplates potential investments in debt of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

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

RISKS RELATING TO A CONSUMMATION OF THE ALLIED ACQUISITION

Consummation of the Allied Acquisition will cause immediate dilution to our stockholders' voting interests in us and may cause immediate dilution to the net asset value per share of our common stock.

        Upon consummation of the Allied Acquisition, each of Allied Capital's common shares issued and outstanding immediately prior to the effective time of the Allied Acquisition will be converted into and become exchangeable for 0.325 of our common shares, subject to the payment of cash instead of fractional shares. If the Allied Acquisition is consummated, based on the number of our common shares issued and outstanding on the date hereof and assuming that holders of all "in-the-money" Allied Capital stock options elect to be cashed out, our stockholders will own approximately 70% of the combined company's outstanding common stock and Allied Capital stockholders will own approximately 30% of the combined company's outstanding common stock. Consequently, our stockholders should expect to exercise less influence over the management and policies of the combined company following the Allied Acquisition than they currently exercise over our management and policies.

        The exchange ratio of 0.325 of a share of our common stock for each share of Allied Capital common stock was fixed on October 26, 2009, the date of the signing of the Merger Agreement, and is not subject to adjustment based on changes in the trading price of our or Allied Capital common stock before the closing of the Allied Acquisition. Any change in the market price of our common stock prior to completion of the Allied Acquisition will affect the market value of the Allied Acquisition consideration that Allied Capital common stockholders will receive upon completion of the Allied Acquisition. It is possible that the conversion of Allied Capital common shares into our common shares may result in the issuance of our common shares at a price below our net asset value per share at the time of such conversion, which would result in dilution to the net asset value per share of our common stock.

        We cannot assure you that the Allied Acquisition will be consummated as scheduled, or at all. See "Pending Allied Acquisition" for a description of the terms of the Allied Acquisition and "Risk Factors—Risks Relating to Our Business—We may fail to consummate the Allied Acquisition" for a description of the risks associated with a failure to consummate the Allied Acquisition."

We may be unable to realize the benefits anticipated by the Allied Acquisition, including estimated cost savings and synergies, or it may take longer than anticipated to achieve such benefits.

        The realization of certain benefits anticipated as a result of the Allied Acquisition will depend in part on the integration of Allied Capital's investment portfolio with our investment portfolio and the integration of Allied Capital's investment portfolio or business with our investment portfolio or business. There can be no assurance that Allied Capital's investment portfolio or business can be operated profitably or integrated successfully into our operations in a timely fashion, or at all. The dedication of management resources to such integration may detract attention from our day-to-day business and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including, but not limited to, incurring unexpected costs or delays in connection with such integration and failure of Allied Capital's investment portfolio to perform as expected, could have a material adverse effect on our financial results.

        We also expect to achieve certain cost savings and synergies from the Allied Acquisition when the two companies have fully integrated their portfolios. It is possible that our estimates of the potential cost savings and synergies could turn out to be incorrect. Allied Capital had significantly higher average borrowings and cash paid for interest expense for the nine months ended September 30, 2009. Assuming such debt remained outstanding, the combined company's annual expenses as a percentage of consolidated net assets attributable to common stock is estimated to increase for Ares Capital stockholders on a pro forma combined basis. In addition, the cost savings and synergies estimates also assume our ability to pay down or refinance certain portions of Allied Capital's debt and to combine our investment portfolio and business with Allied Capital's investment portfolio and business in a manner that permits those cost savings and synergies to be fully realized. If the estimates turn out to be incorrect or we are not able to successfully refinance or pay down other Allied Capital's debt while certain of this debt has been refinanced and combine the investment portfolios and businesses of the two companies, the anticipated cost savings and synergies may not be fully realized, or realized at all, or may take longer to realize than expected.

The Company's and Allied Capital's inability to obtain certain third party approvals, confirmations and consents with respect to certain of their outstanding indebtedness could delay or prevent the completion of the Allied Acquisition.

        Under the Merger Agreement, our obligation to complete the Allied Acquisition is subject to the prior receipt of certain approvals, confirmations and consents required to be obtained from certain agents, lenders, noteholders and other parties. As of the date of this Annual Report, we and Allied Capital believe that, subject to the satisfaction of certain conditions, we have obtained all necessary third party consents other than stockholder approvals and, if necessary, rating agency confirmation with respect to the Debt Securitization.

        Although we and Allied Capital expect that all such approvals, confirmations and consents will be obtained and remain in effect and all conditions related to such consents will be satisfied, if they are not, the closing of the Allied Acquisition could be significantly delayed or the Allied Acquisition may not occur at all.

The Allied Acquisition or subsequent combination may trigger certain "change of control" provisions and other restrictions in certain of our and Allied Capital's contracts and the failure to obtain any required consents or waivers could adversely impact the combined company.

        Certain agreements of Allied Capital and Ares Capital or their controlled affiliates, including with respect to certain managed funds of Allied Capital and its affiliates, will or may require the consent of one or more counterparties in connection with the Allied Acquisition or subsequent combination. The failure to obtain any such consent may permit such counter-parties to terminate, or otherwise increase their rights or our or Allied Capital's obligations under, any such agreement because the Allied Acquisition may violate an anti-assignment, change of control or similar provision. If this happens, we may have to seek to replace that agreement with a new agreement or seek a waiver or amendment to such agreement. We cannot assure you that we will be able to replace, amend or obtain a waiver under any such agreement on comparable terms or at all.

        If any such agreement is material, the failure to obtain consents, amendments or waivers under, or to replace on similar terms or at all, any of these agreements could adversely affect the financial performance or results of operations of the combined company following the Allied Acquisition and subsequent combination, including preventing us from operating a material part of Allied Capital's business.

        In addition, the consummation of the Allied Acquisition and subsequent combination may violate, conflict with, result in a breach of any provision of or the loss of any benefit under, constitute a default (or an event that, with or without notice or lapse of time or both, would constitute a default) under, or result in the termination, cancellation, acceleration or other change of any right or obligation (including any payment obligation) under our or Allied Capital's agreements. Any such violation, conflict, breach, loss, default or other effect could, either individually or in the aggregate, have a material adverse effect on the financial condition, results of operations, assets or business of the combined company following completion of the Allied Acquisition and subsequent combination.

Several lawsuits have been filed against Allied Capital, members of Allied Capital's board of directors, us and the merger subsidiary challenging the Allied Acquisition. An adverse ruling in any such lawsuit may prevent the Allied Acquisition from becoming effective within the expected timeframe, or at all. If the Allied Acquisition is consummated, these lawsuits and other legal proceedings could have a material impact on the results of operations, cash flows or financial condition of the combined company.

        We and Allied Capital are aware that a number of lawsuits have been filed by stockholders of Allied Capital challenging the Allied Acquisition. The suits are filed either as putative stockholder class actions, shareholder derivative actions or both. All of the actions assert similar claims against the members of Allied Capital's board of directors alleging that the Merger Agreement is the product of a flawed sales process and that Allied Capital's directors breached their fiduciary duties by agreeing to a structure that was not designed to maximize the value of Allied Capital's stockholders and by failing to adequately value and obtain fair consideration for Allied Capital's shares. They also claim that we (and, in several cases, the merger subsidiary, and, in several other cases, Allied Capital) aided and abetted the directors' alleged breaches of fiduciary duties. All of the actions demand, among other things, a preliminary and permanent injunction enjoining the Allied Acquisition and rescinding the transaction or any part thereof that may be implemented. Such legal proceedings could delay or prevent the transaction from becoming effective within the agreed upon timeframe, or at all, and, if the Allied Acquisition is consummated, may be material to the results of operations, cash flows or financial condition of the combined company.

        Allied Capital is also involved in various other legal proceedings. In addition, Allied Capital's portfolio company, Ciena, is the subject of ongoing governmental investigations, audits and reviews being conducted by the Small Business Administration, the United States Secret Service, the U.S. Department of Agriculture and the U.S. Department of Justice. Neither we nor Allied Capital can predict the eventual outcome of these investigations, audits and reviews or other legal proceedings and the ultimate outcome of such matters could, upon consummation of the Allied Acquisition, be material to the results of operations, cash flows or financial condition of the combined company. It is possible that third parties could try to seek to impose liability against the combined company in connection with these matters.

Allied Capital has received an unsolicited non-binding acquisition proposal from Prospect Capital, which may complicate or delay or prevent completion of the Allied Acquisition.

        Prospect Capital has made an unsolicited non-binding acquisition proposal for Allied Capital and has begun an aggressive campaign to stop the Allied Acquisition. As part of its campaign, Prospect Capital may attempt to solicit votes against the Allied Acquisition, which could result in a failure of Allied Capital to obtain the required stockholder approval. In addition, Prospect Capital's campaign includes the potential for lawsuits.

        Our board of directors and the board of directors of Allied Capital remain committed to the Allied Acquisition. However, there can be no assurance that Prospect Capital's aggressive tactics, or any potential lawsuits related to Prospect Capital's campaign, will not complicate or delay or prevent completion of the Allied Acquisition.

The opinion obtained by us from our financial advisor will not reflect changes in circumstances between signing the Merger Agreement and completion of the Allied Acquisition.

        We have not obtained an updated opinion as of the date of this Annual Report from our financial advisor and we do not anticipate obtaining an updated opinion prior to closing. Changes in our operations and prospects, general market and economic conditions and other factors that may be beyond our control, and on which our financial advisor's opinion was based, may significantly alter the value of Allied Capital or the prices of shares of our common stock or Allied Capital common stock by the time the Allied Acquisition is completed. The opinion does not speak as of the time the Allied Acquisition will be completed or as of any date other than the date of the opinion. Because we do not currently anticipate asking our financial advisor to update its opinion, the opinion will not address the fairness of the exchange ratio from a financial point of view at the time the Allied Acquisition is completed.

If the Allied Acquisition does not close, we won't benefit from the expenses incurred in its pursuit.

        The Allied Acquisition may not be completed. If the Allied Acquisition is not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Allied Acquisition for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Allied Acquisition is not completed.

Termination of the Merger Agreement could negatively impact us.

        If the Merger Agreement is terminated, there may be various consequences, including:

  •
  Our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Allied Acquisition, without realizing any of the anticipated benefits of completing the Allied Acquisition;

  •
  the market price of our common stock might decline to the extent that the market price prior to termination reflects a market assumption that the Allied Acquisition will be completed; and

  •
  the payment of any reverse termination fee, if required under the circumstances, could adversely affect our financial condition and liquidity.

Under certain circumstances, we and Allied Capital are obligated to pay each other a termination fee upon termination of the Merger Agreement.

        No assurance can be given that the Allied Acquisition will be completed. The Merger Agreement provides for the payment by Allied Capital to us of a termination fee of $30 million if the Allied Acquisition is terminated by Allied Capital or us under certain circumstances ($15 million if Allied Capital stockholders do not approve the Allied Acquisition and the Merger Agreement). In addition, the Merger Agreement provides for a payment by us to Allied Capital of a reverse termination fee of $30 million under certain other circumstances. See "Pending Allied Acquisition" for a description of the terms of the Allied Acquisition.

The market price of our common stock after the Allied Acquisition may be affected by factors different from those affecting our common stock currently.

        Our business differs from that of Allied Capital in some respects and, accordingly, the results of operations of the combined company and the market price of our shares of common stock after the Allied Acquisition may be affected by factors different from those currently affecting our results of operations prior to the consummation of the Allied Acquisition.

RISKS RELATING TO OUR COMMON STOCK

Our shares of common stock have traded at a discount from net asset value and may do so again in the future, which could limit our ability to raise additional equity capital.

        Shares of closed-end investment companies frequently trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to predict whether any shares of our common stock will trade at, above, or below net asset value. During much of 2009, the stocks of BDCs as an industry, including at times shares of our common stock, traded below net asset value and at near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors.

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

        The capital and credit markets have experienced a period of extreme volatility and disruption that began in 2007. The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

  •
  significant volatility in the market price and trading volume of securities of publicly traded RICs, business development companies or other companies in our sector, which are not necessarily related to the operating performance of these companies;

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

  •
  short-selling pressure with respect to shares of our common stock or BDCs generally;

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

Our stockholders will experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan.

        All dividends declared in cash payable to stockholders that are participants in our dividend reinvestment plan are automatically reinvested in shares of our common stock. As a result, our stockholders that do not participate in our dividend reinvestment plan will experience dilution in their ownership percentage of our common stock over time.

Our stockholders may receive shares of our common stock as dividends, which could result in adverse tax consequences to you.

        In order to satisfy the annual distribution requirement applicable to RICs, we have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion can be as low as 10% for our taxable years ending on or before December 31, 2011) and certain requirements are met, the entire distribution would be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder would be taxed on 100% of the dividend in the same manner as a cash dividend, even though most of the dividend was paid in shares of our common stock.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We do not own any real estate or other physical properties materially important to our operation. Our headquarters are currently located at 280 Park Avenue, 22nd Floor, Building East, New York, New York 10017. We rent the office space directly from a third party pursuant to a lease that expires on February 27, 2011. In addition, we have entered into a sublease with Ares whereby Ares subleases approximately 25% of certain office space for a fixed rent equal to 25% of the basic annual rent payable by us under this lease, plus certain additional costs and expenses. We recently entered into a new office lease pursuant to which we will lease new office facilities from a third party. It is expected that we will start paying rent on the new office space in the first quarter of 2011. We also expect to enter into separate subleases with Ares and IHAM for their respective use of the new office space.

Item 3.    Legal Proceedings

        A number of lawsuits have been filed by stockholders of Allied Capital challenging the Allied Acquisition. These include: (1) In re Allied Capital Corporation Litigation, Case No. 324584V (Circuit Court for Montgomery County, Maryland); (2) Sandler v. Walton, et al., Case No. 2009 CA 008123 B (Superior Court for the District of Columbia); (3) Wienecki v. Allied Capital Corporation, et al., Case No. 2009 CA 008541 B (Superior Court for the District of Columbia); and (4) Ryan v. Walton, et al., Case No. 1:10-CV-000145-RMC (United States District Court for the District of Columbia). The suits were filed after the announcement of the Allied Acquisition on October 26, 2009 either as putative stockholder class actions, shareholder derivative actions or both. All of the actions assert similar claims against the members of Allied Capital's board of directors alleging that the Merger Agreement is the product of a flawed sales process and that Allied Capital's directors breached their fiduciary duties by agreeing to a structure that was not designed to maximize the value of Allied Capital's stockholders, by failing to adequately value and obtain fair consideration for Allied Capital's shares and by improperly rejecting competing offers by Prospect Capital. They also claim that Ares Capital (and, in several cases, the merger subsidiary, and, in several other cases, Allied Capital) aided and abetted the directors' alleged breaches of fiduciary duties. In addition, in Ryan v. Walton, et al., the plaintiffs also allege violations of Rule 14a-9(a) under the Securities Exchange Act of 1934. All of the actions demand, among other things, a preliminary and permanent injunction enjoining the Allied Acquisition and rescinding the transaction or any part thereof that may be implemented.

Item 4.    Submission Of Matters To A Vote Of Security Holders

        No matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2009.

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

        The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock as reported on The NASDAQ Global Select Market and the dividends declared by us for each fiscal quarter for the years ended December 31, 2008 and 2009. On February 24, 2010, the last reported closing sales price of our common stock on The NASDAQ Global Select Market was $12.80 per share, which represented a premium of approximately 12% to the net asset value per share reported by us as of December 31, 2009.

		Price Range
	Net Asset Value(1)			Cash Dividend Per Share(2)
		High	Low
Fiscal 2008
First quarter	$15.17	$13.81	$11.65	$0.42
Second quarter	$13.67	$12.98	$10.08	$0.42
Third quarter	$12.83	$12.60	$9.30	$0.42
Fourth quarter	$11.27	$10.15	$3.77	$0.42
Fiscal 2009
First quarter	$11.20	$7.39	$3.21	$0.42
Second quarter	$11.21	$8.31	$4.53	$0.35
Third quarter	$11.16	$11.02	$7.04	$0.35
Fourth quarter	$11.44	$12.71	$10.21	$0.35

(1)
Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.

(2)
Represents the dividend declared in the relevant quarter.

HOLDERS

        As of February 24, 2010, there were 30 holders of record of our common stock (including Cede & Co.).

 DIVIDEND/DISTRIBUTION POLICY

        We currently intend to distribute quarterly dividends or distributions to our stockholders. Our quarterly dividends or distributions, if any, are determined by our board of directors.

        The following table summarizes our dividends or distributions declared during 2008 and 2009:

Date Declared	Record Date	Payment Date	Amount
February 28, 2008	March 17, 2008	March 31, 2008	$0.42
May 8, 2008	June 16, 2008	June 30, 2008	$0.42
August 7, 2008	September 15, 2008	September 30, 2008	$0.42
November 6, 2008	December 15, 2008	January 2, 2009	$0.42

Total declared for 2008			$1.68

March 2, 2009	March 16, 2009	March 31, 2009	$0.42
May 7, 2009	June 15, 2009	June 30, 2009	$0.35
August 6, 2009	September 15, 2009	September 30, 2008	$0.35
November 5, 2009	December 15, 2009	December 31, 2009	$0.35

Total declared for 2009			$1.47

        Of the dividends and distributions declared during the year ended December 31, 2008, $1.60 comprised ordinary income and $0.08 comprised long-term capital gains. Of the dividends and distributions declared during the year ended December 31, 2009, $1.36 comprised ordinary income and $0.11 comprised non-dividend distributions.

        To maintain our RIC status, we must timely distribute an amount equal to at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses, out of the assets legally available for distribution, for each year. To avoid certain excise taxes imposed on RICs, we are generally required to distribute during each calendar year an amount at least equal to the sum of (i) 98% of our ordinary income for the calendar year, plus (ii) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year plus (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years. If this requirement is not met, we will be required to pay a nondeductible excise tax equal to 4% of the amount by which 98% of the current year's taxable income exceeds the distribution for the year. The taxable income on which an excise tax is paid is generally carried forward and distributed to stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. For the year ended December 31, 2009, we recorded a net excise tax benefit of $0.1 million. For the year ended December 31, 2008, we recorded a net excise tax provision of $0.1 million. We cannot assure you that we will achieve results that will permit the payment of any cash distributions.

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

 ISSUER PURCHASES OF EQUITY SECURITIES

        For the year ended December 2009, as a part of the Company's dividend reinvestment plan for our common stockholders, we purchased 1,628,575 shares of our common stock for $11.2 million in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during the year ended December 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 through January 31, 2009	127,734	$6.82	—	—
February 1, 2009 through February 29, 2009	—	—	—	—
March 1, 2009 through March 31, 2009	844,879	$5.03	—	—
April 1, 2009 through April 30, 2009	—	—	—	—
May 1, 2009 through May 31, 2009	—	—	—	—
June 1, 2009 through June 30, 2009	364,990	$8.06	—	—
July 1, 2009 through July 31, 2009	—	—	—	—
August 1, 2009 through August 31, 2009	—	—	—	—
September 1, 2009 through September 30, 2009	290,972	$10.66	—	—
October 1, 2009 through October 31, 2009	—	—	—	—
November 1, 2009 through November 30, 2009	—	—	—	—
December 1, 2009 through December 31, 2009	—	—	—	—

Total	1,628,575	$6.85	—	—

 COMPARISON OF CUMULATIVE TOTAL RETURN AMONG ARES CAPITAL
CORPORATION, S&P 500 AND S&P SPECIALIZED FINANCE INDEX

SOURCE:	Standard & Poor's Institutional Market Services
NOTES:	Assumes $100 invested on 10/8/2004 (the date of Ares Capital Corporation's initial public offering) in Ares Capital Corporation, in S&P 500 and in S&P Specialized Finance Index. Assumes all dividends are reinvested on a monthly basis.

	Dec04	Dec05	Dec06	Dec07	Dec08	Dec09
Ares Capital Corporation	100	89	116	99	52	122
S&P 500 Index	100	105	121	128	81	102
S&P Specialized Finance Index	100	130	137	129	45	58

        The graph and other information furnished under this Part II Item 5 (d) of this Form 10-K shall not be deemed to be "soliciting material" or to be "filed" with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act, as amended.

Item 6.    Selected Consolidated Financial Data

        The following selected financial and other data for the years ended December 31, 2009, 2008, 2007, 2006, and 2005 are derived from our consolidated financial statements which have been audited by KPMG LLP, an independent registered public accounting firm whose report thereon is included elsewhere in this Annual Report. The data should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Annual Report.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(dollar amounts in thousands, except per share data and as otherwise indicated)

	As of and For the Year Ended December 31, 2009	As of and For the Year Ended December 31, 2008	As of and For the Year Ended December 31, 2007	As of and For the Year Ended December 31, 2006	As of and For the Year Ended December 31, 2005
Total Investment Income	$245,272	$240,461	$188,873	$120,021	$41,850
Total Expenses	111,290	113,221	94,750	58,458	14,569

Net Investment Income Before Income Taxes	133,982	127,240	94,123	61,563	27,281

Income Tax Expense (Benefit), Including Excise Tax	576	248	(826)	4,931	158

Net Investment Income	133,406	126,992	94,949	56,632	27,123

Net Realized and Unrealized Gains (Losses) on Investments, Foreign Currencies and Extinguishment of Debt	69,287	(266,447)	(4,117)	13,064	14,727

Net Increase (Decrease) in Stockholders' Equity Resulting from Operations	$202,693	$(139,455)	$90,832	$69,696	$41,850

Per Share Data:
Net Increase (Decrease) in Stockholder's Equity Resulting from Operations:
Basic(1)	$1.99	$(1.56)	$1.34	$1.58	$1.75
Diluted(1)	$1.99	$(1.56)	$1.34	$1.58	$1.75
Cash Dividend Declared	$1.47	$1.68	$1.66	$1.64	$1.30
Net Asset Value	$11.44	$11.27	$15.47	$15.17	$15.03
Total Assets	$2,313,515	$2,091,333	$1,829,405	$1,347,991	$613,645
Total Debt	$969,465	$908,786	$681,528	$482,000	$18,000
Total Stockholders' Equity	$1,257,888	$1,094,879	$1,124,550	$789,433	$569,612
Other Data:
Number of Portfolio Companies at Period End(2)	95	91	78	60	38
Principal Amount of Investments Purchased	$575,046	$925,945	$1,251,300	$1,087,507	$504,299
Principal Amount of Investments Sold and Repayments	$515,240	$485,270	$718,695	$430,021	$108,415
Total Return Based on Market Value(3)	119.91%	(45.25)%	(14.76)%	29.12%	(10.60)%
Total Return Based on Net Asset Value(4)	17.84%	(11.17)%	8.98%	10.73%	12.04%
Weighted Average Yield of Debt and Income Producing Equity Securities at Fair Value(5):	12.67%	12.79%	11.68%	11.95%	11.25%
Weighted Average Yield of Debt and Income Producing Equity Securities at Amortized Cost(5):	12.08%	11.73%	11.64%	11.63%	11.40%

(1)
In accordance with ASC 260-10 (previously Statement of Financial Accounting Standards No. 128, Earnings Per Share), the weighted average shares of common stock outstanding used in computing basic and diluted earnings per common share have been adjusted retroactively by a factor of 1.02% to recognize the bonus element associated with rights to acquire shares of common stock that we issued to stockholders of record as of March 24, 2008 in connection with a rights offering.

(2)
Includes commitments to portfolio companies for which funding has yet to occur.

(3)
Total return based on market value for the year ended December 31, 2009 equals the increase of the ending market value at December 31, 2009 of $12.45 per share over the ending market value at December 31, 2008 of $6.33 per share plus the declared dividends of $1.47 per share for the year ended December 31, 2009. Total return based on market value for the year ended December 31, 2008 equals the decrease of the ending market value at December 31, 2008 of $6.33 per share over the ending market value at December 31, 2007 of $14.63 per share plus the declared dividends of $1.68 per share for the year ended December 31, 2008. Total return based on market value for the year ended December 31, 2007 equals the decrease of the ending market value at December 31, 2007 of $14.63 per share over the ending market value at December 31, 2006 of $19.11 per share plus the declared dividends of $1.66 per share for the year ended December 31, 2007. Total return based on market value for the year ended December 31, 2006 equals the increase of the ending market value at December 31, 2006 of $19.11 per share over the ending market value at December 31, 2005 of $16.07 per share plus the declared dividends of $1.64 per share for the year ended December 31, 2006. Total return based on market value for the year ended December 31, 2005 equals the decrease of the ending market value at December 31, 2005 of $16.07 per share over the ending market value at December 31, 2004 of $19.43 per share plus the declared dividends of $1.30 per share for the year ended December 31, 2005. Total return based on market value is not annualized.

(4)
Total return based on net asset value for the year ended December 31, 2009 equals the change in net asset value during the period (adjusted for share issuances) plus the declared dividends of $1.47 per share for the year ended December 31, 2009, divided by the beginning net asset value. Total return based on net asset value for the year ended December 31, 2008 equals the change in net asset value during the period (adjusted for share issuances) plus the declared dividends of $1.68 per share for the year ended December 31, 2008, divided by the beginning net asset value. Total return based on net asset value for the year ended December 31, 2007 equals the change in net asset value during the period (adjusted for share issuances) plus the declared dividends of $1.66 per share for the year ended December 31, 2007, divided by the beginning net asset value. Total return based on net asset value for the year ended December 31, 2006 equals the change in net asset value during the period (adjusted for share issuances) plus the declared dividends of $1.64 per share for the year ended December 31, 2006, divided by the beginning net asset value. Total return based on net asset value for the year ended December 31, 2005 equals the change in net asset value during the period (adjusted for share issuances) plus the declared dividends of $1.30 per share for the year ended December 31, 2005, divided by the beginning net asset value. Total return based on net asset value is not annualized.

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

Item 7.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        The information contained in this section should be read in conjunction with the Selected Financial and Other Data and our financial statements and notes thereto appearing elsewhere in this Annual Report. In addition, some of the statements in this report constitute forward-looking statements, which relate to future events or the future performance or financial condition of the Company. The forward-looking statements contained in this report involve risks and uncertainties, including statements as to:

  •
  our, or our portfolio companies', future business, operations, operating results or prospects;

  •
  the return or impact of current and future investments;

  •
  the impact of a protracted decline in the liquidity of credit markets on our business;

  •
  the impact of fluctuations in interest rates on our business;

  •
  the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

  •
  our ability to recover unrealized losses;

  •
  market conditions and our ability to access alternative debt markets and additional debt and equity capital;

  •
  our contractual arrangements and relationships with third parties;

  •
  the general economy and its impact on the industries in which we invest;

  •
  the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;

  •
  our expected financings and investments;

  •
  our ability to successfully integrate any acquisitions;

  •
  the adequacy of our cash resources and working capital;

  •
  the timing, form and amount of any dividend distributions;

  •
  the timing of cash flows, if any, from the operations of our portfolio companies;

  •
  the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments;

  •
  the outcome and impact of any litigation relating to the Allied Acquisition;

  •
  the likelihood that the Allied Acquisition is completed and the anticipated timing of its completion;

  •
  the period following the completion of the Allied Acquisition; and

  •
  the ability of our business and Allied Capital's business to successfully integrate if the Allied Acquisition is completed.

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

        We are externally managed by Ares Capital Management, an affiliate of Ares Management, a global alternative asset manager and SEC-registered investment adviser, pursuant to an investment advisory and management agreement. Ares Operations, an affiliate of Ares Management, provides the administrative services necessary for us to operate.

        As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in "qualifying assets," including securities and indebtedness of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

        The Company has elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code") and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to our stockholders at least 90% of our investment company taxable income, as defined by the Code, for each year. Pursuant to this election, we generally will not have to pay corporate level taxes on any income that we distribute to our stockholders.

Pending Allied Acquisition

        On October 26, 2009, we entered the Merger Agreement to acquire Allied Capital in an all stock transaction valued at $648 million, or approximately $3.47 per Allied Capital share as of October 23, 2009. As of February 24, 2010, the transaction was valued at $778 million, or approximately $4.16 per Allied Capital share. The boards of directors of both companies have each unanimously approved the Allied Acquisition.

        Allied Capital is an internally managed BDC. Allied Capital invests in primarily private middle-market companies in a variety of industries through long-term debt and equity capital instruments.

        Upon consummation of the Allied Acquisition, each share of common stock of Allied Capital issued and outstanding immediately prior to the effective time of the Allied Acquisition will be converted into and become exchangeable for 0.325 common shares of Ares Capital, subject to the payment of cash instead of fractional shares. Based on the number of shares of Allied common stock outstanding on the date of the Merger Agreement and not including the effect of outstanding in-the-money options, this will result in approximately 58.3 million Ares Capital shares being exchanged for approximately 179.4 million outstanding Allied Capital shares, subject to adjustment in certain limited circumstances.

        Following consummation of the Allied Acquisition, Ares Capital's board of directors will continue as directors of Ares Capital. However, Ares Capital's board of directors will be increased by at least one member and Ares Capital will submit the name of one member of Allied Capital's board of directors for consideration to Ares Capital's Nominating and Governance Committee to fill the vacancy.

        The Merger Agreement contains (a) customary representations and warranties of Allied Capital and Ares Capital, including, among others: corporate organization, capitalization, corporate authority and absence of conflicts, third party and governmental consents and approvals, reports and regulatory matters, financial statements, compliance with law and legal proceedings, absence of certain changes, taxes, employee matters, intellectual property, insurance, investment assets and certain contracts, (b) covenants of Allied Capital and Ares Capital to conduct their respective businesses in the ordinary course until the Allied Acquisition is completed and (c) covenants of Allied Capital and Ares Capital not to take certain actions during this interim period.

        Among other things, Allied Capital has agreed to, and will cause its affiliates, consolidated subsidiaries, and its and each of their respective officers, directors, managers, employees and other advisors, representatives and agents to, immediately cease and cause to be terminated all discussions and negotiations with respect to a "Takeover Proposal" (as defined in the Merger Agreement) from a third party and not to directly or indirectly solicit or take any other action (including providing information) with the intent to solicit any inquiry, proposal or offer with respect to a Takeover Proposal.

        However, if Allied Capital receives a bona fide unsolicited Takeover Proposal from a third party, and its board of directors determines in good faith, after consultation with reputable outside legal counsel and financial advisers experienced in such matters, that failure to consider such proposal would breach the duties of the directors under applicable law, and the Takeover Proposal constitutes or is reasonably likely to result in a "Superior Proposal" (as defined in the Merger Agreement), Allied Capital may engage in discussions and negotiations with such third party so long as certain notice and other procedural requirements are satisfied. In addition, subject to certain procedural requirements (including the ability of Ares Capital to revise its offer) and the payment of a $30 million termination fee, Allied Capital may terminate the Merger Agreement and enter into an agreement with a third party who makes a Superior Proposal.

        The representations and warranties of each party set forth in the Merger Agreement (a) have been qualified by confidential disclosures made to the other party in connection with the Merger Agreement, (b) will not survive consummation of the Allied Acquisition and cannot be the basis for any claims under the Merger Agreement by the other party after the Allied Acquisition is consummated, (c) are qualified in certain circumstances by a materiality standard which may differ from what may be viewed as material by investors, (d) were made only as of the date of the Merger Agreement or such other date as is specified in the Merger Agreement and (e) may have been included in the Merger Agreement for the purpose of allocating risk between Allied Capital and Ares Capital rather than establishing matters as facts.

        On January 14, 2010, Allied Capital received an unsolicited non-binding offer from Prospect Capital Corporation ("Prospect Capital") to acquire all of the issued and outstanding shares of Allied Capital in a stock-for-stock merger. On January 19, 2010, the Board of Directors of Allied Capital unanimously rejected the offer after determining that such offer did not constitute a Superior Proposal. On January 26, 2010, Prospect Capital made a second, unsolicited non-binding offer to acquire all of the issued and outstanding shares of Allied Capital's common stock and increased its proposed share exchange ratio from 0.385 Prospect Capital shares for each Allied Capital share to 0.40 Prospect Capital shares for each Allied Capital share. On February 3, 2010, Allied Capital's Board of Directors unanimously determined that the revised offer from Prospect Capital did not constitute, and is not reasonably likely to result in, a Superior Proposal and reaffirmed its commitment to the transaction with Ares Capital. On February 9, 2010, Prospect Capital issued a third unsolicited non-binding proposal and increased its proposed share exchange ratio from 0.40 Prospect Capital shares for each Allied Capital share to 0.4416 Prospect Capital shares for each Allied Capital share. On February 11, 2010, the board of directors of Allied Capital unanimously concluded that Prospect Capital's third proposal did not constitute, and is not reasonably likely to result in, a Superior Proposal and again reaffirmed its commitment to the transaction with Ares Capital and recommended to its stockholders that they vote in favor of the merger.

        While there can be no assurances as to the exact timing, or that the Allied Acquisition will be completed at all, we are working to complete the Allied Acquisition in the first quarter of 2010. The consummation of the Allied Acquisition is subject to certain conditions, including, among others, Allied Capital stockholder approval and other customary closing conditions.

        The Merger Agreement also contains certain termination rights for Allied Capital and Ares Capital and provides that, in connection with the termination of the Merger Agreement under specified circumstances, Allied Capital may be required to pay Ares Capital a termination fee of $30 million ($15 million if Allied Capital stockholders do not approve the Allied Acquisition) and Ares Capital may be required to pay Allied Capital a termination fee of $30 million ($30 million if Ares Capital stockholders do not approve the Allied Acquisition).

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

Investments

        Investment transactions are recorded on the trade date. Realized gains or losses are computed using the specific identification method. Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of our investments) are valued at fair value as determined in good faith by our board of directors, based on the input of our management and audit committee and independent valuation firms that have been engaged at the direction of the board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter, with approximately 50% (based on value) of our valuations of portfolio companies without readily available market quotations subject to review by an independent valuation firm each quarter.

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

        In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the gains or losses that would be realized based on the valuations currently assigned. See "Risk Factors—Risks Relating to our Investments—Price declines and illiquidity in the corporate debt markets have adversely affected, and may in the future adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation."

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

        Effective January 1, 2008, the Company adopted Accounting Standards Codification ("ASC") 820-10 (previously Statement of Financial Accounting Standards No. 157, Fair Value

Measurements ("SFAS 157")), which expands the application of fair value accounting for investments (see Note 9 to the consolidated financial statements).

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

Capital Structuring Service Fees and Other Income

        The Company's investment adviser seeks to provide assistance to our portfolio companies in connection with the Company's investments and in return the Company may receive fees for capital structuring services. These fees are generally only available to the Company as a result of the Company's underlying investments, are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Company's investment adviser provides vary by investment, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from multiple equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice, which concludes upon closing of the investment. Any services of the above nature subsequent to the closing would generally generate a separate fee payable to the Company. In certain instances where the Company is invited to participate as a co-lender in a transaction and does not provide significant services in connection with the investment, a portion of loan fees paid to the Company in such situations will be deferred and amortized over the estimated life of the loan. The Company's investment adviser may also take a seat on the board of directors of a portfolio company, or observe the meetings of the board of directors without taking a formal seat.

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

New Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued ASC 860 (previously SFAS No. 166, Accounting for Transfer of Financial Assets, which amends the guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). It eliminates the concept of qualifying special-purpose entities ("QSPEs"), creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies derecognition criteria of the previous guidance, revises how retained interests are initially measured, and removes the guaranteed mortgage securitization recharacterization provisions. ASC 860 requires additional year-end and interim disclosures for public and nonpublic companies that are similar to the disclosures required by FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. ASC 860 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2009 (January 1, 2010 for calendar year-end companies), and for subsequent interim and annual reporting periods. ASC 860's disclosure requirements must be applied to transfers that occurred before and after its effective date. Early adoption of ASC 860 is prohibited. We are currently evaluating the effect that the provisions of ASC 860 may have on our financial condition and results of operations.

        In June 2009, FASB issued ASC 810 (previously SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends the guidance in FASB Interpretation No. ("FIN") 46(R), Consolidation of Variable Interest Entities). It requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining the primary beneficiary of a variable interest entity (a "VIE") from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. ASC 810 requires additional year-end and interim disclosures for public and non-public companies that are similar to the disclosures required by FSP FAS 140-4 and FIN 46(R)-8. ASC 810 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2009 (January 1, 2010 for calendar year-end companies), and for subsequent interim and annual reporting periods. All QSPE's and entities currently subject to FIN 46(R) will need to be reevaluated under the amended consolidation requirements as of the beginning of the first annual reporting period that begins after November 15, 2009. Early adoption of ASC 810 is prohibited. The FASB agreed at its January 27, 2010 meeting to issue an Accounting Standards Update to finalize its proposal to indefinitely defer ASC 810 for reporting enterprises' interests in entities that either have all of the characteristics of investments companies or for which it is industry practice to apply measurement principles for financial reporting purposes consistent with those that apply to investment companies. The provisions of ASC 810 will not have any impact on our financial condition or results of operations.

        In June 2009, FASB issued ASC 2005, (previously SFAS NO. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP")—a replacement of FASB Statement No. 162 ("Codification")). This Codification will become the source of authoritative U.S. GAAP recognized by FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In order to ease the transition to the Codification, the Company has provided the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

        In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements. ASU 2010-06 adds new requirements for disclosures about transfers into and out of Level 1 and 2 inputs and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 inputs. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value, and entities will be required to provide fair value measurement disclosures for each class of assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. Adoption of ASU 2010-06 is not expected to have a significant impact on the Company's financial condition and results of operations.

PORTFOLIO AND INVESTMENT ACTIVITY

	Year Ended December 31, (in millions, except number of new investment commitments, terms and percentages)
	2009	2008	2007
New investments(1):
New portfolio companies	$317.6	$600.5	$1,091.6
Existing portfolio companies	162.2	305.0	256.0

Total new investments	479.8	905.5	1,347.6
Less:
Investments exited	604.4	430.3	654.1

Net investments	$(124.6)	$475.2	$693.5
New investments funded:
New portfolio companies	$307.6	$455.5	$876.8
Existing portfolio companies	158.0	279.7	253.0

Total	$465.6	$735.2	$1,129.8
Principal amount of investments purchased:
Senior term debt	$289.5	$529.2	$886.7
Senior subordinated debt	59.4	336.3	187.1
Senior Secured Loan Fund	165.0	—	—
Equity and other	61.1	60.4	177.6

Total	$575.0	$925.9	$1,251.4
Principal amount of investments sold or repaid:
Senior term debt	$283.4	$448.8	$608.3
Senior subordinated debt	202.4	29.0	89.8
Equity and other	29.4	7.4	20.6

Total	$515.2	$485.2	$718.7
Number of new investments(2)	33	39	47
Average new investment amount	$14.5	$23.2	$28.7
Weighted average term for new investments (in months)	74	66	69
Weighted average yield of debt and income producing securities at fair value funded during the period(3)	13.42%	12.57%	11.51%
Weighted average yield of debt and income producing securities at amortized cost funded during the period(3)	13.67%	12.58%	11.53%
Weighted average yield of debt and income producing securities at fair value sold or repaid during the period(3)	13.42%	9.49%	11.67%
Weighted average yield of debt and income producing securities at amortized cost sold or repaid during the period(3)	12.22%	9.79%	11.72%

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

        The investment adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, the investment adviser grades the credit status of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended to reflect the performance of the portfolio company's business, the collateral coverage of the investment and other relevant factors. Under this system, investments with a grade of 4 involve the least amount of risk in our portfolio. This portfolio company is performing above expectations and the trends and risk factors are generally favorable, including a potential exit. Investments graded 3 involve a level of risk that is similar to the risk at the time of origination. This portfolio company is performing as expected and the risk factors are neutral to favorable. All new investments are initially assessed a grade of 3. Investments graded 2 involve a portfolio company performing below expectations and indicates that the investment's risk has increased materially since origination. This portfolio company may be out of compliance with debt covenants, however, payments are generally not more than 120 days past due. For investments graded 2, our investment adviser increases procedures to monitor the portfolio company and will write down the fair value of the investment if it is deemed to be impaired. An investment grade of 1 indicates that the portfolio company is performing materially below expectations and that the investment risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Investments graded 1 are not anticipated to be repaid in full. Our investment adviser employs half-point increments to reflect underlying trends in portfolio company operating or financial performance, as well as the general outlook. As of December 31, 2009, the weighted average investment grade of the investments in our portfolio was 3.0 and five issuers consisting of seven loans were past-due or on non-accrual status. The weighted average investment grade of the investments in our portfolio as of December 31, 2008 was 2.9. The distribution of the grades of our portfolio companies as of December 31, 2009 and 2008 is as follows (dollar amounts in thousands):

	As of December 31, 2009		As of December 31, 2008
	Fair Value	Number of Companies	Fair Value	Number of Companies
Grade 1	$7,170	8	$48,192	8
Grade 2	154,509	9	180,527	9
Grade 3	1,796,641	70	1,632,136	68
Grade 4	213,494	8	112,122	6

	$2,171,814	95	$1,972,977	91

        The weighted average yields of the following portions of our portfolio as of December 31, 2009 and 2008 were as follows:

	As of December 31,
	2009		2008
	Fair Value	Amortized Value	Fair Value	Amortized Cost
Debt and income producing securities	12.67%	12.08%	12.79%	11.64%
Total portfolio	11.19%	10.23%	11.24%	10.14%
Senior term debt	11.42%	10.62%	12.01%	11.05%
Senior subordinated debt	13.74%	12.47%	14.78%	12.97%
Income producing equity securities	9.61%	10.52%	8.42%	9.90%
First lien senior term debt	10.67%	10.38%	10.80%	10.47%
Second lien senior term debt	12.92%	11.06%	13.75%	12.10%

RESULTS OF OPERATIONS

For the years ended December 31, 2009, 2008 and 2007

        Operating results for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Total Investment Income	$245,272	$240,461	$188,873
Total Expenses	111,290	113,221	94,750

Net Investment Income Before Income Taxes	133,982	127,240	94,123
Income Tax Expense (Benefit), Including Excise Tax	576	248	(826)

Net Investment Income	133,406	126,992	94,949
Net Realized Gains (Losses)	(19,420)	6,371	6,544
Net Unrealized Gains (Losses)	88,707	(272,818)	(10,661)

Net Increase (Decrease) in Stockholders' Equity Resulting From Operations	$202,693	$(139,455)	$90,832

Investment Income

        For the year ended December 31, 2009, total investment income increased $4.8 million, or 2% over the year ended December 31, 2008. Interest income from investments increased $16.6 million, or 8%, to $225.1 million for the year ended December 31, 2009 from $208.5 million for the comparable period in 2008. The increase in interest income from investments was primarily due to the increase in the size of the portfolio as well as increases in the weighted average yield on the portfolio. The average investments, at amortized cost, for the year increased to $2.3 billion for the year ended December 31, 2009 from $2.2 billion for the comparable period in 2008. Capital structuring service fees decreased $15.6 million, or 74%, to $5.6 million for the year ended December 31, 2009 from $21.2 million for the comparable period in 2008. The decrease in capital structuring service fees was primarily due to the decrease in new investments originated which declined from $906 million for the year ended December 31, 2008 to $480 million for the comparable period in 2009.

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

Operating Expenses

        For the year ended December 31, 2009, total expenses decreased $1.9 million, or 2%, from the year ended December 31, 2008. Interest expense and credit facility fees decreased $12.2 million, or 34%, to $24.3 million for the year ended December 31, 2009 from $36.5 million for the comparable period in 2008, despite increases in the outstanding borrowings for the period. The average outstanding borrowings during the year ended December 31, 2009 was $870.0 million compared to average outstanding borrowings of $819.0 million for the comparable period in 2008. The increase in outstanding borrowings was more than offset by the decline in the average cost of borrowing which went from 4.06% for the year ended December 31, 2008 to 2.16% for the year ended December 31, 2009. The decrease in interest expense and credit facility fees was partially offset by an increase in professional fees. For the year ended December 31, 2009, professional fees increased $6.8 million, or 113%, to $12.7 million for the year ended December 31, 2009 from $5.9 million for the comparable period in 2008. Of the $6.8 million increase in professional fees, $4.9 million were related to the Allied Acquisition. Incentive fees related to pre-incentive fee net investment income increased $1.6 million, or 5%, to $33.3 million for the year ended December 31, 2009 from $31.7 million for the comparable period in 2008, primarily due to the increase in the size of the portfolio and the related increase in net investment income.

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

        Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended December 31, 2009, a net benefit of $0.1 million was recorded for federal excise tax. For the years ended December 31, 2008 and 2007 provisions of approximately $0.1 million were recorded for federal excise tax for both years.

        Certain of our wholly owned subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2009 and 2008, we recorded a tax provision of approximately $0.6 million and $0.1 million, respectively, for these subsidiaries. For the year ended December 31, 2007, we recorded a tax benefit of $0.9 million, for these subsidiaries, respectively.

Net Realized Gains/Losses

        During the year ended December 31, 2009, the Company had $461.8 million of sales, repayments or exits resulting in $46.0 million of net realized losses. These sales, repayments or exits included

$44.1 million of loans sold to the Ivy Hill Funds. Net realized losses were comprised of $20.3 million of gross realized gains and $66.3 million of gross realized losses. The most significant realized gains and losses during the year ended December 31, 2009 were as follows (in millions):

Portfolio Company	Realized Gain (Loss)
Waste Pro USA, Inc.	$12.3
Bumble Bee Foods, LLC.	3.6
PODS Holdings, Inc	1.8
Best Brands Corporation.	1.2
Capella Healthcare, Inc	(1.0)
Making Memories Wholesale, Inc	(14.2)
Wear Me Apparel, LLC	(15.0)
Courtside Acquisition Corp.	(34.3)
Other	(0.4)

Total	$(46.0)

        During the year ended December 31, 2008, the Company had $495.6 million of sales and repayments resulting in $6.6 million of net realized gains. These sales and repayments included the $75.5 million of loans sold to the Ivy Hill Funds. Net realized gains were comprised of $6.8 million of gross realized gains and $0.2 million of gross realized losses. The most significant realized gains and losses during the year ended December 31, 2008 were as follows (in millions):

Portfolio Company	Realized Gain (Loss)
Dufry AG	$2.8
Waste Pro USA, Inc.	2.0
Daily Candy, Inc.	1.3
Other	0.5

Total	$6.6

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

  Net Unrealized Gains/Losses

        For the year ended December 31, 2009, the Company had net unrealized gains of $88.7 million, which was comprised of $125.0 million in unrealized appreciation, $92.4 million in unrealized depreciation and $56.1 million related to the reversal of prior period net unrealized depreciation recorded upon exit of an investment. The most significant changes in net unrealized appreciation and depreciation during the year ended December 31, 2009 were as follows (in millions):

Portfolio Company	Unrealized Appreciation (Depreciation)
DSI Renal, Inc.	$19.0
Apple & Eve, LLC	12.4
Ivy Hill Asset Management, L.P.	11.6
Best Brands Corporation	7.9
Capella Healthcare, Inc.	7.2
Wear Me Apparel, LLC	6.0
Prommis Solutions, LLC	4.8
Waste Pro USA, Inc.	4.2
Instituto de Banco Y Comercio, Inc.	3.6
Booz Allen Hamilton, Inc.	3.5
MPBP Holdings, Inc.	(3.1)
National Print Group, Inc.	(3.2)
Courtside Acquisition Corp.	(3.4)
Direct Buy Holdings, Inc.	(3.4)
HCP Acquisitions Holdings, LLC.	(3.7)
Canon Communications LLC.	(3.9)
Growing Family, Inc.	(5.0)
AWTP, LLC.	(5.5)
Summit Business Media, LLC	(5.7)
Wastequip, Inc.	(5.9)
LVCG Holdings LLC	(8.2)
Reflexite Corporation	(10.9)
Firstlight Financial Corporation	(11.1)
Other	25.4

Total	$32.6

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

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

        Since the Company's inception, the Company's liquidity and capital resources have been generated primarily from the net proceeds of public offerings of common stock, the Debt Securitization, advances from the CP Funding Facility and Revolving Credit Facility, each as defined below (together, the "Facilities"), as well as cash flows from operations.

        As of December 31, 2009, the Company had $99.2 million in cash and cash equivalents and $969.5 million in total indebtedness outstanding. Subject to leverage and borrowing base restrictions, the Company had approximately $252.1 million available for additional borrowings under the Facilities and the Debt Securitization as of December 31, 2009.

Equity Offerings

        On August 19, 2009, we completed a public add-on equity offering (the "August Add-on Offering") of 12,439,908 shares of common stock (including 1,439,908 shares purchased pursuant to the underwriters' over-allotment option) at a price of $9.25 per share, less an underwriting discount totaling approximately $0.42 per share. The shares were offered at a discount from the then most recently determined net asset value per share of $11.21 pursuant to authority granted by our common stockholders at the annual meeting of stockholders held on May 4, 2009. Total proceeds received from the August Add-on Offering, net of underwriters' discount and offering costs, were approximately $109.1 million.

        The following table summarizes the total shares issued and proceeds we received net of underwriter, dealer manager and offering costs for the years ended December 31, 2009, 2008 and 2007 (in millions, except per share data):

	Shares issued	Offering price per share	Proceeds net of underwriting and offering costs
2009
August 2009 public offering	12.4	$9.25	$109.1

Total for the year ended December 31, 2009	12.4		$109.1
2008
April 2008 public offering	24.2	$11.00	$259.8

Total for the year ended December 31, 2008	24.2		$259.8
2007
August 2007 public offering	2.6	$16.30	$42.3
April 2007 public offering	15.5	$17.97	267.2
February 2007 public offering	1.4	$19.95	27.2
Underwriters over-allotment option related to December 2006 public offering	0.4	$18.50	7.5

Total for the year ended December 31, 2007	19.9		$344.2

        Part of the proceeds from our public offerings in 2009, 2008 and 2007 were used to repay outstanding indebtedness. The remaining unused portions of the proceeds from our public offerings were used to fund investments in portfolio companies in accordance with our investment objective and strategies and market conditions.

        As of December 31, 2009, total market capitalization for the Company was $1.4 billion compared to $0.6 billion as of December 31, 2008.

Debt Capital Activities

        Our debt obligations consisted of the following as of December 31, 2009 and 2008 (in millions):

	December 31, 2009		December 31, 2008
	Outstanding	Total Available(1)	Outstanding	Total Available(1)
Revolving Credit Facility	$474.1	$525.0	$480.5	$510.0
CP Funding Facility	221.6	221.6	114.3	350.0
CP Funding II Facility	—	200.0	—	—
Debt Securitization	273.8	275.0	314.0	314.0

	$969.5	$1,221.6	$908.8	$1,174.0

(1)
Subject to borrowing base and leverage restriction

        The weighted average interest rate and weighted average maturity of all our outstanding borrowings as of December 31, 2009 were 2.05% and 3.8 years, respectively.

        The weighted average interest rate and weighted average maturity of all our outstanding borrowings as of December 31, 2008 were 3.03% and 4.9 years, respectively.

        The ratio of total debt outstanding to stockholders' equity as of December 31, 2009 was 0.77:1.00 compared to 0.83:1.00 as of December 31, 2008.

        A summary of our contractual payment obligations as of December 31, 2009 are as follows (in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Credit Facility	$474.1	$474.1	$—	$—	$—
CP Funding Facility	221.6	—	221.6	—	—
Debt Securitization	273.8	—	—	—	273.8

Total Debt	$969.5	$474.1	$221.6	$—	$273.8

        In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of December 31, 2009, our asset coverage for borrowed amounts was 230%.

  CP Funding Facilities

        On November 3, 2004, through our wholly owned subsidiary, Ares Capital CP Funding LLC ("Ares Capital CP"), we entered into a revolving facility (as amended, the "CP Funding Facility") with Wachovia Bank, N.A. ("Wachovia"), that, as amended, allowed Ares Capital CP to issue up to $350 million of variable funding certificates ("VFC").

        On May 7, 2009, the Company and Ares Capital CP entered into an amendment that, among other things, converted the CP Funding Facility from a revolving facility to an amortizing facility, extended the maturity from July 21, 2009 to May 7, 2012, reduced the availability from $350 million to $225 million (with a reduction in the outstanding balance required by each of December 31, 2010 and December 31, 2011) and decreased the advance rates applicable to certain types of eligible loans. In addition, the interest rate charged on the CP Funding Facility was increased from the commercial paper rate plus 2.50% to the commercial paper, Eurodollar or adjusted Eurodollar rate, as applicable, plus 3.50% and the commitment fee requirement was removed. The Company also paid a renewal fee of 1.25% of the total facility amount, or $2.8 million.

        On July 21, 2009, we established a new revolving facility (as amended, the "CP Funding II Facility" and together with the CP Funding Facility, the "CP Funding Facilities"), also with Wachovia, for an aggregate principal amount not exceeding $200 million at any one time outstanding. The CP Funding II Facility was scheduled to expire on July 21, 2012 (plus two one-year extension options, subject to mutual consent) and the interest charged on the CP Funding II Facility was based on LIBOR plus 4.00%. We were also required to pay a commitment fee on any unused portion of the CP Funding II Facility of between 0.50% and 2.50% depending on the usage level and paid a structuring fee of 1.5% of the total facility amount, or $3 million.

        As of December 31, 2009, the principal amount outstanding under the CP Funding Facility was $222 million and there were no amounts outstanding under the CP Funding II Facility. Additionally, as of December 31, 2009, the Company was in compliance with all of the limitations and requirements of the CP Funding Facilities. See Recent Developments section as well as Notes 8 and 18 to our consolidated financial statements for more detail on the CP Funding Facilities, including the combination of the CP Funding Facilities on January 22, 2010.

  Revolving Credit Facility

        On December 28, 2005, we entered into a senior secured revolving credit facility (as amended and restated, the "Revolving Credit Facility") with the lenders party thereto and JPMorgan Chase Bank,

N.A., as Administrative Agent, together with various supporting documentation, including a guarantee and security agreement.

        As of December 31, 2008, the lenders under the Revolving Credit Facility had agreed to extend credit to Ares Capital in an aggregate principal amount not exceeding $510 million at any one time outstanding. The Revolving Credit Facility provides also for issuing letters of credit. As of December 31, 2009, the Revolving Credit Facility was a five-year revolving facility (with a stated maturity date of December 28, 2010) and with certain exceptions was secured by substantially all of the assets in our portfolio (other than investments held by Ares Capital CP under the CP Funding Facility, investments held by Ares Capital CP II under the CP Funding II Facility and investments held by ARCC CLO under the Debt Securitization (defined below)). The Revolving Credit Facility also includes an "accordion" feature that, as of December 31, 2009, allowed us to increase the size of the Revolving Credit Facility to a maximum of $765 million under certain circumstances. On January 21, 2009, pursuant to the "accordion" feature, the aggregate principal amount available for borrowing under the Revolving Credit Facility was increased to $525 million. As of December 31, 2009, there was $474 million outstanding under the Revolving Credit Facility and the Company continues to be in compliance with all of the limitations and requirements of the Revolving Credit Facility. See Recent Developments and Notes 8 and 18 to our consolidated financial statements for more detail on the Revolving Credit Facility, including discussion of the increase of the size of the facility and extension of its term on January 22, 2010.

  Debt Securitization

        In July 2006, through our wholly owned subsidiary, ARCC CLO 2006 LLC ("ARCC CLO"), we completed a $400 million debt securitization (the "Debt Securitization") and issued approximately $314 million principal amount of asset-backed notes (including $50 million of revolving notes, $48.8 million of which were drawn down as of December 31, 2009) (the "CLO Notes") to third parties that were secured by a pool of middle market loans that have been purchased or originated by the Company. The CLO Notes are included in the December 31, 2009 consolidated balance sheet. We retained approximately $86 million of aggregate principal amount of certain BBB and non-rated securities in the Debt Securitization (the "Retained Notes").

        During the year ended December 31, 2009, we repurchased, in several open market transactions, $35 million of CLO Notes consisting of $14 million of the Class B and $21 million of the Class C Notes for a total purchase price of $8 million. As a result of these purchases, we recognized a $26 million gain on the extinguishment of debt and as of December 31, 2009, we held an aggregate principal amount of $121 million of CLO Notes, in total.

        The CLO Notes mature on December 20, 2019 and have a blended pricing of LIBOR plus 0.27%. As of December 31, 2009, there was $274 million outstanding under the Debt Securitization (excluding the Retained Notes). See Note 8 to our consolidated financial statements for more detail on the Debt Securitization.

        In addition, as of December 31, 2009, we had a long-term counterparty credit rating from Standard & Poor's Ratings Service of BBB, a long-term issuer default rating from Fitch Ratings of BBB and a long-term issuer rating of Ba1 from Moody's Investor Service.

PORTFOLIO VALUATION

        Investment transactions are recorded on the trade date. Realized gains or losses are computed using the specific identification method. Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of our investments) are valued at fair value as determined in good faith by our board of directors, based on the input of our management and audit committee and independent valuation firms that have been engaged at the direction of the board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter, with approximately 50% (based on value) of our valuations of portfolio companies without readily available market quotations subject to review by an independent valuation firm each quarter.

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

        In addition, changes in the market environment, such as inflation, and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the gains or losses that would be realized based on the valuations currently assigned. See "Risk Factors—Risks Relating to our Investments—Price declines and illiquidity in the corporate debt markets have adversely affected, and may in the future adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation."

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

        Effective January 1, 2008, the Company adopted Accounting Standards Codification ("ASC") 820-10 (previously Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157")), which expands the application of fair value accounting for investments (see Note 9 to the consolidated financial statements).

OFF BALANCE SHEET ARRANGEMENTS

        As of December 31, 2009, the Company had the following commitments to fund various revolving senior secured and subordinated loans (in millions):

	As of December 31, 2009	As of December 31, 2008
Total revolving commitments	$136.8	$419.0
Less: funded commitments	(37.2)	(139.6)

Total unfunded commitments	99.6	279.4
Less: commitments substantially at discretion of the Company	(4.0)	(32.4)
Less: unavailable commitments due to borrowing base or other contractual restriction	(16.2)	(64.5)

Total net adjusted unfunded revolving commitments	$79.4	$182.5

        Of the total commitments as of December 31, 2009, $35.3 million extend beyond the maturity date of our Revolving Credit Facility. Included within the total commitments as of December 31, 2009 are commitments to issue up to $31.4 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of December 31, 2009, the Company had $15.8 million in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability. Of these letters of credit, $5.7 million expire in March 2010, $0.1 million expire in June 2010, $3.3 million expire in July 2010, $0.2 million expire in August 2010, $5.1 million expire in September 2010 and $1.4 million expire in December 2010.

        As of December 31, 2009 and 2008, the Company was subject to subscription agreements to fund equity investments in private equity investment partnerships, substantially all at the discretion of the Company as follows (in millions):

	December 31, 2009	December 31, 2008
Total private equity commitments	$428.3	$428.3
Total unfunded private equity commitments	$415.4	$423.6

RECENT DEVELOPMENTS

        On January 22, 2010, we entered into an agreement to amend and restate the Revolving Credit Facility. The amendment and restatement of the Revolving Credit Facility, among other things, increased the size of the facility from $525 million to $690 million (comprised of $615 million in commitments on a stand-alone basis and an additional $75 million in commitments contingent upon the closing of the Allied Acquisition), extended the maturity date to January 22, 2013 and modified pricing. Subject to certain exceptions, pricing under our prior revolving credit facility was based on LIBOR plus

1.00% or on an "alternate base rate" (which was the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%). Subject to certain exceptions, pricing under the Revolving Credit Facility is based on LIBOR plus an applicable spread of between 2.50% and 4.00% or on the "alternate base rate" plus an applicable spread of between 1.50% and 3.00%, in each case based on a pricing grid depending on our credit rating. On January 22, 2010, the effective LIBOR spread under the Revolving Credit Facility was 3.00%. Additionally, we are required to pay a commitment fee of 0.50% on any unused portion of the Revolving Credit Facility. The Revolving Credit Facility is secured by substantially all of our assets (subject to certain exceptions, including investments held by certain of our subsidiaries). In connection with the amendment and restatement of the Revolving Credit Facility, we paid structuring and arrangement fees totaling $15.6 million. The Revolving Credit Facility includes an "accordion" feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $897.5 million on a stand-alone basis prior to the closing of the Allied Acquisition, and up to a maximum of $1.05 billion upon the closing of the Allied Acquisition, if any.

        Also on January 22, 2010, we combined our existing $225 million amortizing CP Funding Facility with our existing $200 million revolving CP Funding II Facility into a single $400 million revolving securitized facility, referred to as the combined CP Funding Facility. In connection with the combination, we terminated the CP Funding II facility and entered into an Amended and Restated Purchase and Sale Agreement with Ares Capital CP Funding Holdings LLC, our wholly owned subsidiary ("CP Holdings"), pursuant to which we will sell to CP Holdings certain loans that we have originated or acquired, or will originate or acquire (the "Loans") from time to time, which CP Holdings will subsequently sell to Ares Capital CP, which is a wholly owned subsidiary of CP Holdings. The combined CP Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The combined CP Funding Facility, among other things, extends the maturity date of the facility to January 22, 2013 (with two one-year extension options, subject to mutual consent). Subject to certain exceptions, the interest charged on the combined CP Funding Facility is based on LIBOR plus an applicable spread of between 2.25% and 3.75% or on a "base rate" (which is the higher of a prime rate, or the federal funds rate plus 0.50%) plus an applicable spread of between 1.25% to 2.75%, in each case, based on a pricing grid depending upon our credit rating. On January 22, 2010, the effective LIBOR spread under the combined CP Funding Facility was 2.75%. Additionally, we are required to pay a commitment fee of between 0.50% and 2.00% depending on the usage level on any unused portion of the combined CP Funding Facility.

        In February 2010, we completed a public add-on equity offering (the "February Add-on Offering") of 22,957,993 shares of common stock (including 1,957,993 shares pursuant to the partial exercise by the underwriters of their overallotment option) at a price of $12.75 per share, less an underwriting discount of $0.6375 per share. Total proceeds from the February Add-on Offering, net of underwriters' discount and offering costs, were approximately $278 million.

        As of February 24, 2010 we made $151.2 million of investments since December 31, 2009. Of these investments, 86% were in senior subordinated debt, 8% were for the investment in the SL Fund, 5% were in first lien senior secured debt and 1% were in common equity. Of the investments, 94% were in fixed rate investments with a weighted average yield at amortized cost of 15%. Of the remaining investments, 5% were in floating rate investments with a weighted average spread at amortized cost of 11%. As of February 24, 2010, we exited $118.0 million of investments since December 31, 2009. Of these investments, 71% were in first and second lien senior secured debt and 29% was in senior subordinated debt. Of the investments, 71% were in fixed rate investments with a weighted average yield at amortized cost of 13%. Of the remaining investments, 29% were in floating rate investments with a weighted average spread at amortized cost of 6%.

        In addition, as of February 24, 2010, we had an investment backlog and pipeline of $75 million and $220 million, respectively. We expect to syndicate a portion of these investments and commitments to third parties. The consummation of any of the investments in this backlog and pipeline depends upon, among other things: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. We cannot assure you that we will make any of these investments or that we will syndicate any portion of such investments and commitments.

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

        As of December 31, 2009, approximately 49% of the investments at fair value in our portfolio were at fixed rates while approximately 39% were at variable rates and 12% were non-interest earning. Additionally, 17% of the investments at fair value or 44% of the investments at fair value with variable rates contain interest rate floors. The Debt Securitization, the CP Funding Facility and the Revolving Credit Facility all feature variable rates.

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

        Based on our December 31, 2009 balance sheet, the following table shows the impact on net income of base rate changes in interest rates assuming no changes in our investment and borrowing structure and reflecting the effect of our interest rate swap agreement described above and in Note 10 of the consolidated financial statements (in millions):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$17.6	$26.8	$(9.2)
Up 200 basis points	$11.2	$17.9	$(6.7)
Up 100 basis points	$5.6	$8.9	$(3.3)
Down 100 basis points	$(2.1)	$(6.2)	$4.1
Down 200 basis points	$(3.1)	$(12.4)	$9.3
Down 300 basis points	$(4.1)	$(18.6)	$14.5

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

Item 8.    Financial Statements And Supplementary Data

        See the Index to Consolidated Financial Statements.

Item 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

        None.

Item 9A.    Controls And Procedures

        (a)    Evaluation of Disclosure Controls and Procedures.    The Company's management, with the participation of the Company's President and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, the Company's President and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2009, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures, include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        (b)    Management's Report on Internal Control over Financial Reporting.    The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2009. The Company's internal control over financial reporting as of December 31, 2009, has been audited by our independent registered public accounting firm, KPMG LLP, as stated in its report titled "Report of Independent Registered Public Accounting Firm" on page F-2.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        (c)    Audit Report of the Registered Public Accounting Firm.    The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting which is set forth under the heading "Report of Independent Registered Public Accounting Firm" on page F-2.

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

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2010 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2009, and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2010 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2009, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2010 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2009, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2010 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2009, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2010 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2009, and is incorporated herein by reference.

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

  3.
  Exhibits.

Number	Description
3.1	Articles of Amendment and Restatement, as amended(1)
3.2	Second Amended and Restated Bylaws(2)
4.1	Form of Stock Certificate(3)
10.1	Dividend Reinvestment Plan(2)
10.2	Amended and Restated Investment Advisory and Management Agreement, dated as of June 1, 2006, between Ares Capital Corporation and Ares Capital Management LLC(4)
10.3	Amended and Restated Custodian Agreement between Ares Capital Corporation and U.S. Bank National Association(5)
10.4	Amended and Restated Administration Agreement, dated as of June 1, 2007, between Ares Capital Corporation and Ares Operations LLC(6)
10.5	Trademark License Agreement between Ares Capital Corporation and Ares Management LLC(7)
10.6	Form of Indemnification Agreement between Ares Capital Corporation and directors and certain officers(3)
10.7	Form of Indemnification Agreement between Ares Capital Corporation and the members of the Ares Capital Management LLC investment committee(3)
10.8	Amended and Restated Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser(8)
10.9	Second Tier Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser(8)
10.10
Amended and Restated Sale and Servicing Agreement, dated as of January 22, 2010, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation as servicer, Wachovia Bank, National Association, as note purchaser, U.S. Bank National Association, as trustee and collateral custodian, and Wells Fargo Securities, LLC, as agent(8)
10.11	Master Participation Agreement, dated as of July 7, 2006, between Ares Capital CP Funding LLC and Ares Capital Corporation(9)
10.12
Senior Secured Revolving Credit Agreement, dated as of December 28, 2005 and amended and restated as of January 22, 2010, among Ares Capital Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent(8)

Number	Description
10.13	First Amendment Agreement and Waiver, dated as of November 13, 2007, between Ares Capital Corporation as borrower, Ares Capital FL Holdings LLC, ARCC CIC Flex Corp., ARCC Imperial Corporation and ARCC Imperial LLC as subsidiary guarantors and BMO Capital Markets Financing, Inc., Merrill Lynch Capital Corporation, SunTrust Bank, Commerzbank AG, New York and Grand Cayman Branches, UBS Loan Finance LLC, JPMorgan Chase Bank, N.A., Wachovia Bank, National Association and KBC Bank N.V., as lenders(10)
10.14
Sale and Servicing Agreement, dated as of July 7, 2006, among ARCC Commercial Loan Trust 2006, as issuer, ARCC CLO 2006 LLC, as trust depositor, Ares Capital Corporation, as originator and as servicer, U.S. Bank National Association, as trustee and as collateral administrator, Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as backup servicer, and Wilmington Trust Company, as owner trustee(9)
10.15	Commercial Loan Sale Agreement, dated as of July 7, 2006, between Ares Capital Corporation and ARCC CLO 2006 LLC(9)
10.16	Amendment No. 1 to the Commercial Loan Sale Agreement, dated as of July 17, 2009, between Ares Capital Corporation and ARCC CLO 2006 LLC(11)
10.17	Indenture, dated as of July 7, 2006, between ARCC Commercial Loan Trust 2006 and U.S. Bank National Association(9)
10.18	Amended and Restated Trust Agreement, dated as of July 7, 2006, among ARCC CLO 2006 LLC, Wilmington Trust Company and U.S. Bank National Association(9)
10.19	Collateral Administration Agreement, dated as of July 7, 2006, among ARCC Commercial Loan Trust 2006, Ares Capital Corporation and U.S. Bank National Association(9)
10.20	Class A-1A VFN Purchase Agreement, dated as of July 7, 2006, among ARCC Commercial Loan Trust 2006, U.S. Bank National Association and other Class A-1A VFN noteholders party thereto(9)
10.21	Agreement and Plan of Merger, dated as of October 26, 2009, among Ares Capital Corporation, ARCC Odyssey Corp. and Allied Capital Corporation(12)
11.1	Statement of Computation of Per Share Earnings(13)
14.1	Code of Conduct of Ares Capital Corporation, as amended(14)
21.1	Subsidiaries of Ares Capital Corporation*
31.1	Certification by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith

(1)
Incorporated by reference to Exhibit 1 to the Company's Registration Statement under the Securities Act of 1933, as amended, on Form N-14 (File No. 333-163760), filed on December 16, 2009.

(2)
Incorporated by reference to Exhibits 3.1 and 10.1, as applicable, to the Company's Form 8-K (File No. 814-00663) filed on February 27, 2009.

(3)
Incorporated by reference to Exhibits (d), (k)(4) and (k)(5), as applicable, to the Company's pre-effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-114656), filed on September 28, 2004.

(4)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663) filed on June 5, 2006.

(5)
Incorporated by reference to Exhibit (j) to the Company's pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-158211), filed on May 28, 2009.

(6)
Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q (File No. 814-00663) for the quarter ended June 30, 2007 filed on August 9, 2007.

(7)
Incorporated by reference to Exhibit (k)(3) to the Company's pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-114656), filed on September 17, 2004.

(8)
Incorporated by reference to Exhibits 10.1 through 10.4, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on January 25, 2010.

(9)
Incorporated by reference to Exhibits 10.2 through 10.8, as applicable, to the Company's Form 10-Q (File No. 814-00663) for the quarter ended June 30, 2006 filed on August 9, 2006.

(10)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663) filed on November 14, 2007.

(11)
Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q (File No. 814-00663) for the quarter ended June 30, 2009 filed on August 6, 2009.

(12)
Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K (File No. 814-00663), filed on October 30, 2009.

(13)
Included in Note 4 to the Company's Notes to Consolidated Financial Statements filed herewith.

(14)
Incorporated by reference to Exhibit 14.1 to the Company's Form 10-K (File No. 814-00663) for the year ended December 31, 2008 filed on March 2, 2009.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ares Capital Corporation:

        We have audited Ares Capital Corporation's (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ares Capital Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, Ares Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ares Capital Corporation (and subsidiaries) as of December 31, 2009 and 2008, including the consolidated schedule of investments as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 24, 2010 expressed an unqualified opinion on those consolidated financial statements.

Los Angeles, California
February 24, 2010

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ares Capital Corporation:

        We have audited the accompanying consolidated balance sheets of Ares Capital Corporation (and subsidiaries) (the Company) as of December 31, 2009 and 2008, including the consolidated schedule of investments as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ares Capital Corporation (and subsidiaries) as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ares Capital Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of Treadway Commission (COSO), and our report dated February 24, 2010 expressed an unqualified opinion on the effectiveness of Ares Capital Corporation's internal control over financial reporting.

        As explained in note 9 to the consolidated financial statements, the accompanying consolidated financial statements include investments valued at $2.17 billion (172% of net assets), whose fair values have been estimated by the Board of Directors and management in the absence of readily determinable fair values. Such estimates are based on financial and other information provided by management of its portfolio companies, pertinent market and industry data, as well as input from independent valuation firms. These investments are valued in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (SFAS 157) (included in FASB ASC 820, Fair Value Measurements and Disclosures), which requires the Company to assume that the portfolio investments are sold in a principal market to market participants. The Company has considered its principal market as the market in which the Company exits its portfolio investments with the greatest volume and level of activity. SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to these valuation techniques are observable or unobservable. $2.17 billion of investments at December 31, 2009 are valued based on unobservable inputs. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, they may fluctuate significantly over short periods of time. These determinations of fair value could differ materially from the values that would have been utilized had a ready market for these investments existed.

Los Angeles, California
February 24, 2010

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share data)

	As of
	December 31, 2009	December 31, 2008
ASSETS
Investments at fair value (amortized cost of $2,376,384 and $2,267,593, respectively)
Non-controlled/non-affiliate investments	$1,568,423	$1,477,492
Non-controlled affiliate company investments	276,351	329,326
Controlled affiliate company investments	327,040	166,159

Total investments at fair value	2,171,814	1,972,977
Cash and cash equivalents	99,227	89,383
Receivable for open trades	—	3
Interest receivable	28,019	17,547
Other assets	14,455	11,423

Total assets	$2,313,515	$2,091,333

LIABILITIES
Debt	$969,465	$908,786
Dividend payable	—	40,804
Management and incentive fees payable	66,495	32,989
Payable for open trades	489	—
Accounts payable and other liabilities	16,533	10,006
Interest and facility fees payable	2,645	3,869

Total liabilities	1,055,627	996,454

Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Common stock, par value $.001 per share, 300,000,000 and 200,000,000 common shares authorized, respectively, 109,944,674 and 97,152,820 common shares issued and outstanding, respectively	110	97
Capital in excess of par value	1,490,458	1,395,958
Accumulated undistributed net investment income	3,143	(7,637)
Accumulated net realized gain on sale of investments	(31,115)	(124)
Net unrealized depreciation on investments	(204,708)	(293,415)

Total stockholders' equity	1,257,888	1,094,879

Total liabilities and stockholders' equity	$2,313,515	$2,091,333

NET ASSETS PER SHARE	$11.44	$11.27

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(dollar amounts in thousands, except per share data)

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest from investments	$188,126	$169,519	$135,145
Capital structuring service fees	5,429	16,421	12,474
Dividend income	1,162	1,621	1,880
Interest from cash & cash equivalents	265	1,625	2,946
Management fees	113	—	—
Other income	6,484	3,244	1,054

Total investment income from non-controlled/non-affiliate company investments	201,579	192,430	153,499
From non-controlled affiliate company investments:
Interest from investments	21,866	28,532	21,413
Capital structuring service fees	—	1,821	2,635
Dividend income	285	825	1,224
Management fees	1,443	750	750
Other income	377	847	381

Total investment income from non-controlled affiliate company investments	23,971	32,775	26,403
From controlled affiliate company investments:
Interest from investments	15,074	10,420	5,876
Capital structuring service fees	194	3,000	2,899
Dividend income	2,391	133	121
Management fees	1,942	1,628	45
Other income	121	75	30

Total investment income from controlled affiliate company investments	19,722	15,256	8,971

Total investment income	245,272	240,461	188,873

EXPENSES:
Incentive management fees	33,332	31,748	23,522
Base management fees	30,409	30,463	23,531
Interest and credit facility fees	24,262	36,515	36,889
Professional fees	7,820	5,990	4,907
Professional fees related to Allied Acquisition	4,939	—	—
Administrative	4,009	2,701	997
Insurance	1,366	1,271	1,081
Depreciation	672	503	410
Directors fees	514	337	280
Other	3,967	3,693	3,133

Total expenses	111,290	113,221	94,750
NET INVESTMENT INCOME BEFORE INCOME TAXES	133,982	127,240	94,123

Income tax expense, including excise tax	576	248	(826)

NET INVESTMENT INCOME	133,406	126,992	94,949

REALIZED AND UNREALIZED NET GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCIES:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	(17,010)	5,200	2,754
Non-controlled affiliate company investments	(15,478)	1,357	—
Controlled affiliate company investment	(13,680)	—	3,808
Foreign currency transactions	205	(186)	(18)

Net realized gains (losses)	(45,963)	6,371	6,544
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	60,339	(168,570)	(3,388)
Non-controlled affiliate company investments	21,361	(82,457)	(34,497)
Controlled affiliate company investments	7,194	(21,797)	27,231
Foreign currency transactions	(187)	6	(7)

Net unrealized gains (losses)	88,707	(272,818)	(10,661)
Net realized and unrealized gains (losses) from investments and foreign currencies	42,744	(266,447)	(4,117)

REALIZED GAIN ON EXTINGUISHMENT OF DEBT	26,543	—	—

NET INCREASE (DECREASE) IN STOCKHOLDERS' EQUITY RESULTING FROM OPERATIONS	$202,693	$(139,455)	$90,832

BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 4)	$1.99	$(1.56)	$1.34

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 4)	101,719,800	89,666,243	67,676,498

See accompanying notes to consolidated financial statements.

 ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2009
(dollar amounts in thousands, except per unit data)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Healthcare—Services
American Renal Associates, Inc.	Dialysis provider	Senior secured loan ($902 par due 12/2010)	8.50% (Libor + 5.00%/D)	12/14/2005	$902	$902	$1.00	(3)(15)
		Senior secured loan ($10,389 par due 12/2011)	8.50% (Libor + 5.00%/Q)	12/14/2005	10,389	10,389	$1.00	(3)(15)
Capella Healthcare, Inc.	Acute care hospital operator	Junior secured loan ($12,500 par due 2/2016)	13.00%	2/29/2008	12,500	12,500	$1.00
		Junior secured loan ($30,000 par due 2/2016)	13.00%	2/29/2008	30,000	30,000	$1.00	(2)
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC(6)	Healthcare analysis services	Preferred stock (7,427 shares)	14.00% PIK	6/15/2007	8,467	8,043	$950.00	(4)
		Common stock (9,679 shares)		6/15/2007	4,000	8,114	$840.00
		Common stock (1,546 shares)		6/15/2007	—	—	—
DSI Renal, Inc.	Dialysis provider	Senior secured revolving loan ($2 par due 3/2011)	7.25% (Base Rate + 4.00%/M)	4/4/2006	2	2	$0.95
		Senior secured revolving loan ($132 par due 3/2011)	7.25% (Base Rate + 4.00%/M)	4/4/2006	132	126	$0.95
		Senior secured revolving loan ($20 par due 3/2011)	7.25% (Base Rate + 4.00%/M)	4/4/2006	20	19	$0.95
		Senior secured revolving loan ($7,392 par due 3/2011)	7.25% (Base Rate + 4.00%/M)	4/4/2006	7,392	7,022	$0.95
		Senior secured revolving loan ($122 par due 3/2011)	7.25% (Base Rate + 4.00%/M)	4/4/2006	122	116	$0.95
		Senior secured loan ($339 par due 3/2013)	7.25% (Base Rate + 4.00%/Q)	4/4/2006	237	322	$0.95
		Senior secured loan ($44 par due 3/2013)	7.25% (Base Rate + 4.00%/Q)	4/4/2006	31	42	$0.95
		Senior secured loan ($16,960 par due 3/2013)	7.25% (Base Rate + 4.00%/Q)	4/4/2006	12,323	16,112	$0.95
		Senior subordinated loan ($66,552 par due 4/2014)	16.00% PIK	4/4/2006	66,215	63,220	$0.95	(4)
		Senior subordinated loan ($14,285 par due 4/2014)	16.00% PIK	4/4/2006	14,211	13,571	$0.95	(3)(4)
GG Merger Sub I, Inc.	Drug testing services	Senior secured loan ($11,330 par due 12/2014)	4.26% (Libor + 4.00%/Q)	12/14/2007	10,919	10,197	$0.90	(2)
		Senior secured loan ($12,000 par due 12/2014)	4.26% (Libor + 4.00%/Q)	12/14/2007	11,460	10,800	$0.90	(3)
HCP Acquisition Holdings, LLC(7)	Healthcare compliance advisory services	Class A units (10,044,176 units)		6/26/2008	10,044	4,256	$0.72
Heartland Dental Care, Inc.	Dental services	Senior subordinated loan ($32,717 par due 8/2013)	11.00% Cash, 3.25% PIK	7/31/2008	32,717	32,717	$1.00	(4)
Magnacare Holdings, Inc., Magnacare Administrative Services, LLC, and Magnacare, LLC	Healthcare professional provider	Senior subordinated loan ($4,670 par due 1/2013)	12.75% Cash, 2.00% PIK	2/9/2009	3,363	4,670	$1.00	(4)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
MPBP Holdings, Inc., Cohr Holdings, Inc. and MPBP Acquisition Co., Inc.	Healthcare equipment services	Senior secured loan ($997 par due 1/2013)		1/31/2007	489	628	$0.63
		Junior secured loan ($20,000 par due 1/2014)	6.48% (Libor + 6.25%/B)	1/31/2007	20,049	5,000	$0.25
		Junior secured loan ($12,000 par due 1/2014)	6.48% (Libor + 6.25%/B)	1/31/2007	12,000	3,000	$0.25	(3)
		Common stock (50,000 shares)		1/31/2007	5,000	—
MWD Acquisition Sub, Inc.	Dental services	Junior secured loan ($5,000 par due 5/2012)	6.48% (Libor + 6.25%/M)	5/3/2007	5,000	4,350	$0.87	(3)
OnCURE Medical Corp.	Radiation oncology care provider	Senior secured loan ($3,068 par due 6/2012)	3.75% (Libor + 3.50%/M)	8/18/2006	3,068	2,761	$0.90	(3)
		Senior subordinated loan ($32,642 par due 8/2013)	11.00% Cash, 1.50% PIK	8/18/2006	32,664	29,378	$0.90	(4)
		Common stock (857,143 shares)		8/18/2006	3,000	3,000	$3.50
Passport Health Communications, Inc., Passport Holding Corp. and Prism Holding Corp.	Healthcare technology provider	Senior secured loan ($12,660 par due 5/2014)	10.50% (Libor + 7.50%/M)	5/9/2008	12,660	12,660	$1.00	(2)(15)
		Senior secured loan ($11,686 par due 5/2014)	10.50% (Libor + 7.50%/M)	5/9/2008	11,686	11,686	$1.00	(3)(15)
		Series A preferred stock (1,594,457 shares)		7/30/2008	9,900	9,900	$6.21
		Common stock (16,106 shares)		7/30/2008	100	100	$6.21
PG Mergersub, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Senior subordinated loan ($4,000 par due 3/2016)	12.50%	3/12/2008	3,938	4,000	$1.00
		Preferred stock (333 shares)		3/12/2008	333	333	$1,000.00
		Common stock (16,667 shares)		3/12/2008	167	167	$10.00
The Schumacher Group of Delaware, Inc.	Outsourced physician service provider	Junior secured loan ($5,229 par due 7/2013)	11.13% Cash, 1.00% PIK	7/18/2008	5,229	5,229	$1.00	(4)
		Junior secured loan ($30,909 par due 7/2013)	11.13% Cash, 1.00% PIK	7/18/2008	30,943	30,909	$1.00	(2)(4)
Univita Health, Inc.	Outsourced services provider	Senior subordinated loan ($20,500 par due 12/2014)	15.00%	12/22/2009	20,500	20,500	$1.00
VOTC Acquisition Corp.	Radiation oncology care provider	Senior secured loan ($17,417 par due 7/2012)	11.00% Cash, 2.00% PIK	6/30/2008	17,417	17,417	$1.00	(4)
		Preferred stock (3,888,222 shares)		7/14/2008	8,748	3,800	$0.98

					438,337	397,958			31.64%

Financial
Carador PLC(6)(8)(9)	Investment company	Ordinary shares (7,110,525 shares)		12/15/2006	9,033	2,489	$0.35
CIC Flex, LP(9)	Investment partnership	Limited partnership units (0.69 unit)		9/7/2007	41	41	$40,505.00
Covestia Capital Partners, LP(9)	Investment partnership	Limited partnership interest (47% interest)		6/17/2008	1,059	1,059
Firstlight Financial Corporation(6)(9)	Investment company	Senior subordinated loan ($73,077 par due 12/2016)	1.00% PIK	12/31/2006	73,032	54,808	$0.75	(4)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Common stock (10,000 shares)		12/31/2006	10,000	—	—
		Common stock (30,000 shares)		12/31/2006	30,000	—	—
Ivy Hill Asset Management, LP	Investment manager	Member interest		6/15/2009	37,176	48,321
Ivy Hill Middle Market Credit Fund, Ltd.(7)(8)(9)	Investment company	Class B deferrable interest notes ($40,000 par due 11/2018)	6.28% (Libor + 6.00%/Q)	11/20/2007	40,000	36,800	$0.92
		Subordinated notes ($15,681 par due 11/2018)	18.70%	11/20/2007	15,681	14,583	$0.93
Imperial Capital Group, LLC and Imperial Capital Private Opportunities, LP(6)(9)	Investment banking services	Common units (2,526 units)		5/10/2007	3	3	$1.00
		Common units (315 units)		5/10/2007	—	—	—
		Common units (7,710 units)		5/10/2007	14,997	18,400	$2,386.51
		Limited partnership interest (80% interest)		5/10/2007	6,094	5,663
Partnership Capital Growth Fund I, LP(9)	Investment partnership	Limited partnership interest (25% interest)		6/16/2006	3,045	3,045
Senior Secured Loan Fund LLC	Investment partnership	Subordinated certificates ($172,796 par due 12/2015)	16.23%	10/30/2009	165,000	165,000	$0.95
Trivergance Capital Partners, LP(9)	Investment partnership	Limited partnership interest (100% interest)		6/5/2008	2,016	2,016
VSC Investors LLC(9)	Investment company	Membership interest (4.63% interest)		1/24/2008	648	648

					407,825	352,876			28.05%

Education
Campus Management Corp. and Campus Management Acquisition Corp.(6)	Education software developer	Senior secured loan ($3,256 par due 8/2013)	10.00% Cash, 3.00% PIK	2/8/2008	3,256	3,256	$1.00	(4)(16)
		Senior secured loan ($30,269 par due 8/2013)	10.00% Cash, 3.00% PIK	2/8/2008	30,269	30,269	$1.00	(2)(4)(16)
		Senior secured loan ($8,961 par due 8/2013)	10.00% Cash, 3.00% PIK	2/8/2008	8,961	8,961	$1.00	(16)(4)
		Preferred stock (493,147 shares)	8.00% PIK	2/8/2008	9,668	13,750	$27.88	(4)
ELC Acquisition Corporation	Developer, manufacturer and retailer of educational products	Senior secured loan ($162 par due 11/2012)	3.48% (Libor + 3.25%/M)	11/30/2006	162	157	$0.97	(3)
		Junior secured loan ($8,333 par due 11/2013)	7.23% (Libor + 7.00%/M)	11/30/2006	8,333	8,167	$0.98	(3)
Instituto de Banca y Comercio, Inc. Leeds IV Advisors, Inc.(8)	Private school operator	Senior secured loan ($11,700 par due 3/2014)	8.50% (Libor + 6.00%/Q)	3/15/2007	11,700	11,700	$1.00	(3)(15)
		Senior subordinated loan ($30,877 par due 6/2014)	13.00% Cash, 3.00% PIK	6/4/2008	30,877	30,877	$1.00
		Preferred stock (165,811 shares)		6/4/2008	788	2,124	$12.81
		Preferred stock (140,577 shares)		3/31/2009	668	1,801	$12.81
		Common stock (214,286 shares)		6/4/2008	54	2,745	$12.81
		Common stock (140,577 shares)		3/31/2009	35	1,801	$12.81

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
JTC Education Holdings, Inc.	Postsecondary school operator	Senior secured loan ($31,250 par due 12/2014)	12.50% (Libor + 9.50%/M)	12/31/2009	31,250	31,250	$1.00	(15)
Lakeland Finance, LLC	Private school operator	Junior secured loan ($2,423 par due 12/2012)	11.50%	12/13/2005	2,423	2,423	$1.00
		Junior secured loan ($24,231 par due 12/2012)	11.50%	12/13/2005	24,231	24,231	$1.00	(2)
R3 Education, Inc. (formerly known as Equinox EIC Partners, LLC and MUA Management Company)(7)(8)	Medical school operator	Senior secured loan ($791 par due 6/2010)	9.00% (Libor + 6.00%/M)	4/24/2009	791	1,101	$1.39	(15)
		Senior secured loan ($7,275 par due 12/2012)	9.00% (Libor + 6.00%/M)	4/3/2007	7,275	10,127	$1.39	(3)(15)
		Senior secured loan ($5,041 par due 4/2013)	13.00% PIK	12/8/2009	1,244	3,186	$0.63
		Senior secured loan ($14,113 par due 12/2012)	9.00% (Libor + 6.00%/M)	9/21/2007	14,113	19,646	$1.39	(15)
		Preferred stock (8,800 shares)			2,200	1,100	$125.00
		Warrants to purchase 27,890 shares			—	—	—
		Common membership interest (26.27% interest)		9/21/2007	15,800	11,515

					204,098	220,187			17.50%

Services—Other
American Residential Services, LLC	Plumbing, heating and air-conditioning services	Junior secured loan ($20,608 par due 4/2015)	10.00% Cash, 2.00% PIK	4/17/2007	20,608	20,195	$0.98	(2)(4)
Diversified Collection Services, Inc.	Collections services	Senior secured loan ($10,529 par due 2/2011)	9.50% (Libor + 6.75%/M)	2/2/2005	9,280	10,529	$1.00	(2)(15)
		Senior secured loan ($3,747 par due 2/2011)	9.50% (Libor + 6.75%/M)	2/2/2005	3,747	3,747	$1.00	(3)(15)
		Senior secured loan ($1,931 par due 8/2011)	13.75% (Libor + 11.00%/M)	2/2/2005	1,931	1,931	$1.00	(2)(15)
		Senior secured loan ($7,492 par due 8/2011)	13.75% (Libor + 11.00%/M)	2/2/2005	7,492	7,492	$1.00	(3)(15)
		Preferred stock (14,927 shares)		5/18/2006	169	269	$18.02
		Common stock (114,004 shares)		2/2/2005	295	402	$3.53
GCA Services Group, Inc.	Custodial services	Senior secured loan ($13,255 par due 12/2011)	12.00%	12/15/2006	13,171	13,255	$1.00
		Senior secured loan ($14,768 par due 12/2011)	12.00%	12/15/2006	14,765	14,768	$1.00	(2)
		Senior secured loan ($9,866 par due 12/2011)	12.00%	12/15/2006	9,866	9,866	$1.00	(3)
Growing Family, Inc. and GFH Holdings, LLC	Photography services	Senior secured loan ($11,188 par due 8/2011)		3/16/2007	11,188	2,238	$0.20	(4)(14)
		Senior secured loan ($372 par due 8/2011)		3/16/2007	372	74	$0.20	(4)(14)
		Senior secured revolving loan ($2,500 par due 8/2011)		3/16/2007	1,513	303	$0.20	(4)(14)
		Senior secured loan ($3,575 par due 8/2011)		3/16/2007	3,575	715	$0.20	(4)(14)
		Senior secured loan ($147 par due 8/2011)		3/16/2007	147	29	$0.20	(4)(14)
		Common stock (552,430 shares)		3/16/2007	872	—	—

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
NPA Acquisition, LLC	Powersport vehicle auction operator	Junior secured loan ($12,000 par due 2/2013)	6.98% (Libor + 6.75%/M)	8/23/2006	12,000	12,000	$1.00	(3)
		Common units (1,709 units)		8/23/2006	1,000	2,570	$1,503.80
PODS Funding Corp.	Storage and warehousing provider	Senior subordinated loan ($25,125 par due 6/2015)	15.00%	12/23/2009	25,125	25,125	$1.00
		Subordinated loan ($6,500 par due 12/2015)	16.64%	12/23/2009	5,079	5,070	$0.78
Web Services Company, LLC	Laundry service and equipment provider	Senior secured loan ($4,938 par due 8/2014)	7.00% (Base Rate + 3.75%/Q)	6/15/2009	4,607	4,938	$1.00	(3)
		Senior subordinated loan ($18,219 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	18,219	17,308	$0.95	(4)
		Senior subordinated loan ($25,804 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	25,804	24,513	$0.95	(2)(4)

					190,825	177,337			14.10%

Restaurants and Food Services
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($3,592 par due 11/2012)	6.50% (Libor + 3.00% Cash, 0.50% PIK/S)	11/27/2006	2,010	2,010	$0.56	(4)(15)
		Senior secured revolving loan ($1,408 par due 11/2012)	6.50% (Base Rate + 2.50%/Q)	11/27/2006	1,408	1,408	$1.00	(4)(15)
		Senior secured loan ($23,574 par due 11/2013)	12.50% (Libor + 6.50% Cash, 3.00% PIK/Q)	11/27/2006	23,580	23,574	$1.00	(2)(4)(15)
		Senior secured loan ($11,049 par due 11/2013)	12.50% (Libor + 6.50% Cash, 3.00% PIK/Q)	11/27/2006	11,049	11,049	$1.00	(3)(4)(15)
		Promissory note ($13,105 par due 11/2016)	12.00% PIK	6/1/2006	13,093	13,105	$1.00	(4)
		Warrants to purchase 0.61 shares		6/1/2006	—	2,719
Encanto Restaurants, Inc.(8)	Restaurant owner and operator	Junior secured loan ($20,997 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/2006	20,997	19,947	$0.95	(2)(4)
		Junior secured loan ($3,999 par due 8/2013)	7.50% Cash + 3.50% PIK	8/16/2006	3,999	3,799	$0.95	(3)(4)
OTG Management, Inc.	Airport restaurant operator	Senior secured loan ($16,149 par due 6/2013)	20.500% (Libor + 11.00% Cash, 6.50% PIK/M)	6/19/2008	16,149	16,149	$1.00	(4)(15)
		Warrants to purchase up to 88,991 shares of common stock			—	1,102	—
		Warrants to purchase up to 9 shares of common stock			—	—	—
Vistar Corporation and Wellspring Distribution Corp.	Food service distributor	Senior subordinated loan ($43,625 par due 5/2015)	13.50%	5/23/2008	43,625	41,444	$0.95
		Senior subordinated loan ($30,000 par due 5/2015)	13.50%	5/23/2008	30,000	28,500	$0.95	(2)
		Class A non-voting common stock (1,366,120 shares)		5/23/2008	7,500	4,050	$2.96

					173,410	168,856			13.42%

Beverage, Food and Tobacco
3091779 Nova Scotia Inc.(8)	Baked goods manufacturer	Senior secured revolving loan ($5,485 par due 1/2010)	8.00%	11/2/2007	1,385	1,494	$0.27	(4)(12)
		Senior secured revolving loan ($1,016 par due 1/2010)	8.00%	11/2/2007	1,016	969	$0.95

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Junior secured loan ($14,386 par due 1/2010)	10.00% Cash, 4.00% PIK	11/2/2007	15,147	10,292	$0.72	(4)(12)
		Warrants to purchase 57,545 shares			—	—
Apple & Eve, LLC and US Juice Partners, LLC(6)	Juice manufacturer	Senior secured revolving loan ($10,000 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	3,000	3,000	$0.30	(15)
		Senior secured loan ($17,963 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	17,963	17,963	$1.00	(15)
		Senior secured loan ($15,937 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	15,937	15,937	$1.00	(3)(15)
		Senior units (50,000 units)			5,000	5,000	$100.00
Best Brands Corporation	Baked goods manufacturer	Senior secured loan ($324 par due 12/2012)	7.48% (Libor + 7.25%/M)	2/15/2008	324	324	$1.00	(4)
		Senior secured loan ($13,034 par due 12/2012)	7.48% (Libor + 7.25%/M)	2/15/2008	11,035	13,034	$1.00	(2)(4)
		Junior secured loan ($28,692 par due 6/2013)	12.00% Cash, 4.00% PIK	12/14/2006	28,112	28,692	$1.00	(4)
		Junior secured loan ($11,733 par due 6/2013)	12.00% Cash, 4.00% PIK	12/14/2006	11,733	11,733	$1.00	(2)(4)
		Junior secured loan ($8,611 par due 6/2013)	12.00% Cash, 4.00% PIK	12/14/2006	8,531	8,611	$1.00	(3)(4)
Bumble Bee Foods, LLC and BB Co-Invest LP		Common stock (4,000 shares)		11/18/2008	4,000	6,760	$1,690.00
Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated loan ($5,883 par due 2/2013)	13.00% PIK	2/6/2008	5,883	5,883	$1.00	(4)
		Preferred stock (6,258 shares)		9/1/2006	2,500	1,725	$275.64

					131,566	131,417			10.45%

Retail
Apogee Retail, LLC	For-profit thrift retailer	Senior secured loan ($1,859 par due 3/2012)	5.23% (Libor + 5.00%/M)	3/27/2007	1,859	1,747	$0.94
		Senior secured loan ($2,969 par due 3/2012)	5.23% (Libor + 5.00%/M)	3/27/2007	2,969	2,791	$0.94	(2)
		Senior secured loan ($26,670 par due 3/2012)	5.23% (Libor + 5.00%/M)	3/27/2007	26,670	25,070	$0.94	(2)
		Senior secured loan ($11,670 par due 3/2012)	5.23% (Libor + 5.00%/M)	3/27/2007	11,670	10,970	$0.94	(3)
		Senior secured loan ($11,069 par due 9/2012)	12.00% Cash, 4.00% PIK	5/28/2008	11,069	11,069	$1.00	(4)
		Senior secured loan ($11,411 par due 9/2012)	12.00% Cash, 4.00% PIK	5/28/2008	11,411	11,411	$1.00	(4)
Dufry AG(8)	Retail newstand operator	Common stock (39,056 shares)		3/28/2008	3,000	2,638	$0.44
Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Senior subordinated loan ($5,524 par due 8/2014)	10.00% Cash, 2.00% PIK	8/8/2006	5,524	5,524	$1.00	(4)
		Senior subordinated loan ($20,323 par due 8/2014)	10.00% Cash, 2.00% PIK	8/8/2006	20,323	20,323	$1.00	(2)(4)
		Common stock (1,170,182 shares)		8/8/2006	4,500	5,840	$4.95
Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($11 par due 9/2012)	5.50% Cash, 1.00% PIK Option	9/28/2006	11	9	$0.84	(3)(4)
		Senior secured loan ($3,626 par due 9/2012)	5.50% Cash, 1.00% PIK Option	9/28/2006	3,624	2,901	$0.80	(3)(4)
		Senior secured loan ($68 par due 9/2012)	5.50% Cash, 1.00% PIK Option	9/28/2006	68	55	$0.80	(4)
		Senior secured loan ($18 par due 9/2012)	5.50% Cash, 1.00% PIK Option	9/28/2006	18	14	$0.80	(3)
		Senior secured loan ($28,402 par due 9/2012)	5.50% Cash, 1.00% PIK Option	9/28/2006	28,388	22,722	$0.80

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior secured loan ($7,303 par due 9/2012)	5.50% Cash, 1.00% PIK Option	9/28/2006	7,300	5,843	$0.80	(3)
		Preferred stock (73 shares)		3/19/2009	—	—	—
		Preferred stock (80 shares)		9/28/2006	1,800	—	—
		Warrants to purchase 859 shares of preferred shares		3/19/2009	—	—	—
		Common stock (800 shares)		9/28/2006	200	—	—

					140,404	128,927			10.25%

Business Services
Booz Allen Hamilton, Inc.	Strategy and technology consulting services	Senior secured loan ($741 par due 7/2015)	7.50% (Libor + 4.50%/S)	7/31/2008	727	741	$1.00	(3)(15)
		Senior subordinated loan ($250 par due 7/2016)	11.00% Cash, 2.00% PIK	7/31/2008	245	250	$1.00	(4)
		Senior subordinated loan ($12,400 par due 7/2016)	11.00% Cash, 2.00% PIK	7/31/2008	12,296	12,400	$1.00	(2)(4)
Investor Group Services, LLC(6)	Financial services	Limited liability company membership interest (10.00% interest)		6/22/2006	—	500
Pillar Holdings LLC and PHL Holding Co.(6)	Mortgage services	Senior secured revolving loan ($3,750 par due 11/2013)	5.78% (Libor + 5.50%/B)	11/20/2007	1,313	1,313	$0.35
		Senior secured loan ($16,752 par due 11/2013)	5.78% (Libor + 5.50%/B)	11/20/2007	16,752	16,752	$1.00	(2)
		Senior secured loan ($10,456 par due 11/2013)	5.78% (Libor + 5.50%/B)	11/20/2007	10,456	10,456	$1.00	(3)
		Senior secured loan ($1,875 par due 5/2014)	14.50%	7/31/2008	1,875	1,875	$1.00
		Senior secured loan ($5,500 par due 5/2014)	14.50%	7/31/2008	5,500	5,500	$1.00	(2)
		Common stock (84.78 shares)		11/20/2007	3,768	7,818	$92,208.00
Primis Marketing Group, Inc. and Primis Holdings, LLC(6)	Database marketing services	Senior subordinated loan ($10,222 par due 2/2013)		8/24/2006	10,222	511	$0.05	(4)(14)
		Preferred units (4,000 units)		8/24/2006	3,600	—	—
		Common units (4,000,000 units)		8/24/2006	400	—	—
Prommis Solutions, LLC, E-Default Services, LLC, Statewide Tax and Title Services, LLC & Statewide Publishing Services, LLC (formerly known as MR Processing Holding Corp.)	Bankruptcy and foreclosure processing services	Senior subordinated loan ($26,526 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/2007	26,526	26,526	$1.00	(4)
		Senior subordinated loan ($26,630 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/2007	26,630	26,630	$1.00	(2)(4)
		Preferred stock (30,000 shares)		4/11/2006	3,000	6,221	$207.37
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	250	$1.00
Summit Business Media, LLC	Business media consulting services	Junior secured loan ($11,078 par due 7/2014)		8/3/2007	10,018	554	$0.05	(3)(4)(14)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
VSS-Tranzact Holdings, LLC(6)	Management consulting services	Common membership interest (8.51% interest)		10/26/2007	10,000	7,850

					143,578	126,147			10.03%

Manufacturing
Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan ($5,616 par due 4/2010)	5.25% (Libor + 5.00%/Q)	3/28/2005	5,653	4,437	$0.79	(3)
Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($536 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/16/2006	536	531	$0.99	(3)(15)
		Senior secured loan ($8,392 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/16/2006	8,392	8,308	$0.99	(3)(15)
		Senior secured loan ($626 par due 5/2011)	8.50% (Base Rate + 5.25%/M)	5/16/2006	626	620	$0.99	(3)
		Senior secured loan ($1,604 par due 5/2011)	10.00% (Libor + 6.00%/M)	5/16/2006	1,604	1,556	$0.97	(3)(15)
		Senior secured loan ($4,937 par due 5/2011)	13.00% Cash, 3.00% PIK	5/16/2006	4,937	4,838	$0.98	(2)(4)
Reflexite Corporation(7)	Developer and manufacturer of high-visibility reflective products	Senior subordinated loan ($16,785 par due 11/2014)	12.50% Cash, 5.50% PIK	2/26/2008	16,785	16,785	$1.00	(4)
		Common stock (1,821,860 shares)		3/28/2006	27,435	24,595	$13.50
Saw Mill PCG Partners LLC	Precision components manufacturer	Common units (1,000 units)		2/2/2007	1,000	—	—
UL Holding Co., LLC	Petroleum product manufacturer	Senior secured loan ($2978 par due 12/2012)	14.00%	2/13/2009	2,978	2,829	$0.95	(2)
		Senior secured loan ($993 par due 12/2012)	14.00%	2/13/2009	993	943	$0.95	(3)
		Senior secured loan ($848 par due 12/2012)	14.00%	2/13/2009	848	805	$0.95	(3)
		Senior secured loan ($2,130 par due 12/2012)	9.15% (Libor + 8.88%/Q)	2/13/2009	2,130	2,023	$0.95
		Senior secured loan ($2,130 par due 12/2012)	14.00%	2/13/2009	2,130	2,023	$0.95
		Senior secured loan ($848 par due 12/2012)	9.15% (Libor + 8.88%/Q)	2/13/2009	848	805	$0.95	(3)
		Senior secured loan ($10,918 par due 12/2012)	9.15% (Libor + 8.88%/Q)	2/13/2009	10,918	10,372	$0.95	(3)
		Common units (50,000 units)		4/25/2008	500	500	$10.00
		Common units (50,000 units)		4/25/2008	—	—	—
Universal Trailer Corporation(6)	Livestock and specialty trailer manufacturer	Common stock (74,920 shares)		10/8/2004	7,930	—	—

					96,243	81,970			6.52%

Consumer Products—Non-Durable
Blacksmith Brands Holdings, Inc. and Blacksmith Brands, Inc.	Consumer products and personal care manufacturer	Senior secured loan ($32,500 par due 12/2014)	12.50% (Base Rate + 8.50%/Q)	10/23/2009	32,500	32,500	$1.00	(15)
Innovative Brands, LLC	Consumer products and personal care manufacturer	Senior secured loan ($8,881 par due 9/2011)	15.50%	10/12/2006	8,881	8,881	$1.00	(2)
		Senior secured loan ($8,198 par due 9/2011)	15.50%	10/12/2006	8,198	8,198	$1.00	(3)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Making Memories Wholesale, Inc.(6)	Scrapbooking branded products manufacturer	Senior secured loan ($9,750 par due 8/2014)	10.00% (Base Rate + 5.50%/Q)	8/21/2009	7,770	9,750	$1.00	(15)
		Senior secured loan ($5,138 par due 8/2014)	15.00% (7.50% Cash, 7.50% PIK/Q)	8/21/2009	4,062	514	$0.10	(4)
		Common stock (100 shares)		8/21/2009	—	—	—
The Thymes, LLC(7)	Cosmetic products manufacturer	Preferred stock (6,283 shares)	8.00% PIK	6/21/2007	6,785	6,107	$972.06	(4)
		Common stock (5,400 shares)		6/21/2007	—	—	—

					68,196	65,950			5.24%

Aerospace & Defense
AP Global Holdings, Inc.	Safety and security equipment manufacturer	Senior secured loan ($7,414 par due 10/2013)	4.74% (Libor + 4.50%/M)	11/8/2007	7,295	6,969	$0.94	(3)
ILC Industries, Inc.	Industrial products provider	Junior secured loan ($12,000 par due 6/2014)	11.50%	6/27/2006	12,000	12,000	$1.00	(3)
Thermal Solutions LLC and TSI Group, Inc.	Thermal management and electronics packaging manufacturer	Senior secured loan ($462 par due 3/2011)	4.00% (Libor + 3.75%/Q)	3/28/2005	462	444	$0.96	(3)
		Senior secured loan ($2,732 par due 3/2012)	4.50% (Libor + 4.25%/Q)	3/28/2005	2,732	2,486	$0.91	(3)
		Senior subordinated loan ($2,747 par due 3/2013)	11.50% Cash, 2.50% PIK	3/21/2006	2,747	2,554	$0.93	(4)
		Senior subordinated loan ($2,165 par due 3/2013)	11.50% Cash, 2.75% PIK	3/28/2005	2,165	2,013	$0.93	(4)
		Senior subordinated loan ($3,418 par due 3/2013)	11.50% Cash, 2.75% PIK	3/28/2005	3,418	3,178	$0.93	(4)
		Preferred stock (71,552 shares)		3/28/2005	716	529	$7.39
		Common stock (1,460,246 shares)		3/28/2005	15	11	$0.01
Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Junior secured loan ($16,000 par due 1/2015)	15.00%	1/17/2008	16,000	16,000	$1.00	(2)
		Junior secured loan ($12,000 par due 1/2015)	15.00%	1/17/2008	12,000	12,000	$1.00	(3)
		Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	96	80	$103.24	(4)
		Common stock (1,616,976 shares)		1/17/2008	2,004	1,600	$0.99

					61,650	59,864			4.76%

Printing, Publishing and Media
Canon Communications LLC	Print publications services	Junior secured loan ($11,968 par due 11/2011)	13.75% (Libor + 8.75% Cash, 2.00% PIK/Q)	5/25/2005	11,957	9,574	$0.80	(2)(4)(15)
		Junior secured loan ($12,197 par due 11/2011)	13.75% (Libor + 8.75% Cash, 2.00% PIK/Q)	5/25/2005	12,190	9,757	$0.80	(3)(4)(15)
LVCG Holdings LLC(7)	Commercial printer	Membership interests (56.53% interest)		10/12/2007	6,600	330
National Print Group, Inc.	Printing management services	Senior secured revolving loan ($3,926 par due 3/2012)	9.00% (Libor + 6.00%/S)	3/2/2006	1,428	771	$0.20	(15)
		Senior secured revolving loan ($183 par due 3/2012)	9.00% (Libor + 5.00%/M)	3/2/2006	183	99	$0.54	(15)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior secured loan ($7,119 par due 3/2012)	16.00% (Libor + 9.00% Cash, 4.00% PIK/Q)	3/2/2006	7,024	3,844	$0.54	(3)(15)(4)
		Senior secured loan ($1,071 par due 3/2012)	16.00% (Base Rate + 8.00% Cash, 4.00% PIK/M)	3/2/2006	1,071	578	$0.54	(3)(15)(4)
		Preferred stock (9,344 shares)		3/2/2006	2,000	—	—
The Teaching Company, LLC and The Teaching Company Holdings, Inc.(11)	Education publications provider	Senior secured loan ($18,000 par due 9/2012)	10.50%	9/29/2006	18,000	18,000	$1.00	(2)(11)
		Senior secured loan ($10,000 par due 9/2012)	10.50%	9/29/2006	10,000	10,000	$1.00	(3)(11)
		Preferred stock (29,969 shares)	8.00%	9/29/2006	2,997	3,872	$129.20
		Common stock (15,393 shares)		9/29/2006	3	4	$0.26

					73,453	56,829			4.52%

Telecommunications
American Broadband Communications, LLC and American Broadband Holding Company	Broadband communication services	Senior subordinated loan ($31,902 par due 11/2014)	18.00% (10.00% Cash, 8.00% PIK/Q)	2/8/2008	31,902	31,902	$1.00	(2)(4)
		Senior subordinated loan ($8,050 par due 11/2014)	18.00% (10.00% Cash, 8.00% PIK/Q)	11/7/2007	8,050	8,050	$1.00	(4)
		Warrants to purchase 166 shares		11/7/2007	—	—	—

					39,952	39,952			3.18%

Environmental Services
AWTP, LLC	Water treatment services	Junior secured loan ($4,755 par due 12/2012)		12/23/2005	4,755	1,902	$0.40	(14)
		Junior secured loan ($2,086 par due 12/2012)		12/23/2005	2,086	834	$0.40	(3)(14)
		Junior secured loan ($4,755 par due 12/2012)		12/23/2005	4,755	1,902	$0.40	(14)
		Junior secured loan ($2,086 par due 12/2012)		12/23/2005	2,086	834	$0.40	(3)(14)
Mactec, Inc.	Engineering and environmental services	Class B-4 stock (16 shares)		11/3/2004	—	—	—
		Class C stock (5,556 shares)		11/3/2004	—	150	$27.00
Sigma International Group, Inc.	Water treatment parts manufacturer	Junior secured loan ($917 par due 10/2013)	16.00% (Libor + 8.00%/Q)	11/6/2007	917	642	$0.70	(15)
		Junior secured loan ($2,750 par due 10/2013)	16.00% (Libor + 8.00%/Q)	11/1/2007	2,750	1,925	$0.70	(15)
		Junior secured loan ($1,833 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	1,833	1,283	$0.70	(15)
		Junior secured loan ($2,000 par due 10/2013)	16.00% (Libor + 8.00%/Q)	11/6/2007	2,000	1,400	$0.70	(3)(15)
		Junior secured loan ($6,000 par due 10/2013)	16.00% (Libor + 8.00%/Q)	11/1/2007	6,000	4,200	$0.70	(3)(15)
		Junior secured loan ($4,000 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	4,000	2,800	$0.70	(3)(15)
Waste Pro USA, Inc.		Preferred Class A common stock (611,615 shares)	14.00% PIK	11/9/2006	12,263	13,263	$21.69	(4)
Wastequip, Inc.(6)	Waste management equipment manufacturer	Senior subordinated loan ($13,121 par due 2/2015)	10.00% Cash, 2.50% PIK	2/5/2007	13,030	1,968	$0.15	(4)
		Common stock (13,889 shares)		2/2/2007	1,389	—	—

					57,864	33,103			2.63%

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Computers and Electronics
RedPrairie Corporation	Software manufacturer	Junior secured loan ($3,300 par due 1/2013)	6.78% (Libor + 6.50%/Q)	7/13/2006	3,300	3,135	$0.95	(2)
		Junior secured loan ($12,000 par due 1/2013)	6.78% (Libor + 6.50%/Q)	7/13/2006	12,000	11,400	$0.95	(3)
TZ Merger Sub, Inc.	Computers and Electronics	Senior secured loan ($4,818 par due 7/2015)	7.50% (Libor + 4.50%/Q)	6/15/2009	4,711	4,818	$1.00	(3)(15)
X-rite, Incorporated	Artwork software manufacturer	Junior secured loan ($3,074 par due 7/2013)	14.38% (Libor + 11.38%/Q)	7/6/2006	3,074	3,074	$1.00	(15)
		Junior secured loan ($7,685 par due 7/2013)	14.38% (Libor + 11.38%/Q)	7/6/2006	7,685	7,685	$1.00	(3)(15)
		Junior secured loan ($42 par due 7/2013)	14.38% (Base Rate + 10.38%/Q)	7/6/2006	42	42	$1.00	(15)
		Junior secured loan ($105 par due 7/2013)	14.38% (Base Rate + 10.38%/Q)	7/6/2006	105	105	$1.00	(3)(15)

					30,917	30,259			2.41%

Cargo Transport
The Kenan Advantage Group, Inc.	Fuel transportation provider	Senior secured loan ($2,400 par due 12/2011)	2.98% (Libor + 2.75%/M)	12/15/2005	2,400	2,304	$0.96	(3)(4)
		Senior subordinated loan ($26,125 par due 12/2013)	9.50% Cash, 3.50% PIK	12/15/2005	26,125	25,603	$0.98	(2)(4)
		Preferred stock (10,984 shares)	8.00% PIK	12/15/2005	1,454	1,932	$175.89	(4)
		Common stock (30,575 shares)		12/15/2005	31	41	$1.34

					30,010	29,880			2.38%

Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	Senior secured loan ($1,750 par due 10/2013)	4.73% (Libor + 4.50%/M)	10/11/2007	1,750	1,540	$0.88	(2)(13)
		Senior secured loan ($1,000 par due 10/2013)	4.73% (Libor + 4.50%/M)	10/11/2007	1,000	880	$0.88	(2)(13)
		Senior secured loan ($17 par due 10/2013)	6.75% (Base Rate + 3.50%/Q)	10/11/2007	17	15	$0.87	(2)(13)
		Senior secured loan ($16 par due 10/2013)	6.75% (Base Rate + 3.50%/Q)	10/11/2007	16	14	$0.88	(3)(13)
		Senior secured loan ($11,484 par due 10/2013)	4.73% (Libor + 4.50%/M)	10/11/2007	11,484	10,106	$0.88	(3)(13)
		Senior secured loan ($12,483 par due 10/2013)	6.75% (Base Rate + 3.50%/Q)	10/11/2007	12,483	10,985	$0.88	(2)(13)

					26,750	23,540			1.87%

Containers-Packaging
Industrial Container Services, LLC(6)	Industrial container manufacturer, reconditioner and servicer	Senior secured revolving loan ($15,696 par due 9/2011)	5.75% (Base Rate + 2.50%/M)	6/21/2006	950	922	$0.06
		Senior secured loan ($322 par due 9/2011)	4.23% (Libor + 4.00%/M)	6/21/2006	322	312	$0.97	(2)
		Senior secured loan ($134 par due 9/2011)	4.23% (Libor + 4.00%/M)	6/21/2006	134	130	$0.97	(2)
		Senior secured loan ($4,926 par due 9/2011)	4.23% (Libor + 4.00%/M)	6/21/2006	4,926	4,778	$0.97	(3)
		Senior secured loan ($2,052 par due 9/2011)	4.23% (Libor + 4.00%/M)	6/21/2006	2,052	1,991	$0.97	(3)
		Senior secured loan ($268 par due 9/2011)	4.25% (Libor + 4.00%/M)	6/21/2006	268	260	$0.97	(2)
		Senior secured loan ($4,105 par due 9/2011)	4.25% (Libor + 4.00%/M)	6/21/2006	4,105	3,982	$0.97	(3)
		Senior secured loan ($27 par due 9/2011)	5.75% (Base Rate + 2.50%/M)	6/21/2006	27	26	$0.97	(2)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior secured loan ($410 par due 9/2011)	5.75% (Base Rate + 2.50%/M)	6/21/2006	410	398	$0.97	(3)
		Common stock (1,800,000 shares)		9/29/2005	1,800	8,550	$4.75

					14,994	21,349			1.70%

Grocery
Planet Organic Health Corp.(8)	Organic grocery store operator	Junior secured loan ($876 par due 7/2013)	15.00% (Libor + 12.00%/Q)	7/3/2007	874	832	$0.95	(15)
		Junior secured loan ($10,436 par due 7/2013)	15.00% (Libor + 12.00%/Q)	7/3/2007	10,414	9,914	$0.95	(3)(15)
		Senior subordinated loan ($12,724 par due 7/2012)	13.00% Cash, 4.00% PIK	7/3/2007	12,572	9,416	$0.74	(4)

					23,863	20,162			1.60%

Consumer Products—Durable
Direct Buy Holdings, Inc. and Direct Buy Investors, LP(6)	Membership-based buying club franchisor and operator	Senior secured loan ($23 par due 11/2012)	6.75% (Libor + 5.00%/M)	12/14/2007	22	19	$0.85	(2)(15)
		Senior secured loan ($2,099 par due 11/2012)	6.75% (Libor + 5.00%/M)	12/14/2007	2,030	1,784	$0.85	(2)(15)
		Partnership interests (19.31% interest)		11/30/2007	10,000	3,000

					12,052	4,803			0.38%

Housing—Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,956 par due 3/2011)		10/8/2004	8,991	448	$0.05	(2)(4)(14)
		Warrants to purchase 4,464 shares		10/8/2004	653	—	—
		Common stock (2,743 shares)		10/8/2004	753	—	—
					10,397	448			0.04%

					$2,376,384	$2,171,814

(1)
Other than our investments in HCP Acquisition Holdings, LLC, Ivy Hill Asset Management, LP., Ivy Hill Middle Market Credit Fund, Ltd., LVCG Holdings, LLC, Making Memories Wholesale, Inc., Reflexite Corporation, Senior Secured Loan Fund, LLC and The Thymes, LLC, we do not "Control" any of our portfolio companies, as defined in the Investment Company Act. In general, under the Investment Company Act, we would "Control" a portfolio company if we owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. All of our portfolio company investments are subject to legal restrictions on sales which as of December 31, 2009 represented 173% of the Company's net assets.

(2)
These assets are owned by the Company's wholly owned subsidiary Ares Capital CP, are pledged as collateral for the CP Funding Facility and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than Ares Capital CP's obligations under the CP Funding Facility (see Note 8 to the consolidated financial statements). Unless otherwise noted, as of December 31, 2009, all other investments were pledged as collateral for the Revolving Credit Facility (see Note 8 to the consolidated financial statements).

(3)
Pledged as collateral for the ARCC CLO. Unless otherwise noted, as of December 31, 2009, all other investments were pledged as collateral for the Revolving Credit Facility (see Note 8 to the consolidated financial statements).

(4)
Has a payment-in-kind interest feature (see Note 2 to the consolidated financial statements).

(5)
Investments without an interest rate are non-income producing at December 31, 2009.

(6)
As defined in the Investment Company Act, we are an "Affiliated Person" of this portfolio company because we own 5% or more of the portfolio company's outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the year ended December 31, 2009 in which the issuer was an Affiliated company (but not a portfolio company that we "Control") are as follows (in thousands):

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
Apple & Eve, LLC and US Juice Partners, LLC	$7,500	$15,019	$9,800	$5,335	$—	$—	$37	$—	$12,283
Carador, PLC	$—	$—	$—	$—	$—	$285	$—	$—	$(1,778)
Campus Management Corp. and Campus Management Acquisition Corp.	$—	$2,953	$15,000	$6,518	$—	$—	$90	$(482)	$442
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC	$—	$—	$—	$1,040	$—	$—	$9	$—	$2,052
Direct Buy Holdings, Inc. and Direct Buy Investors LP	$—	$152	$—	$147	$—	$—	$—	$6	$(3,218)
Firstlight Financial Corporation	$—	$—	$—	$2,936	$—	$—	$1,442	$—	$(11,055)
Imperial Capital Group, LLC	$5,210	$—	$—	$—	$—	$—	$—	$—	$2,972
Industrial Container Services, LLC	$7,517	$12,621	$—	$709	$—	$—	$153	$—	$(341)
Investor Group Services, LLC	$—	$750	$—	$—	$—	$—	$26	$—	$—
Making Memories Wholesale, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$(240)
Pillar Holdings LLC and PHL Holding Co.	$—	$3,179	$—	$2,874	$—	$—	$33	$—	$2,551
Primis Marketing Group, Inc. and Primis Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(511)
R3 Education, Inc.	$24,000	$31,600	$—	$697	$—	$—	$29	$—	$87
VSS-Tranzact Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$1,850
Wastequip, Inc.	$—	$—	$—	$1,535	$—	$—	$—	$—	$(5,787)
Wear Me Apparel, LLC	$—	$34,110	$—	$75	$—	$—	$—	$(15,002)	$22,055
(7)
As defined in the Investment Company Act, we are an "Affiliated Person" of this portfolio company because we own 5% or more of the portfolio company's outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). In addition, as defined in the Investment Company Act, we "Control" this portfolio company because we own more than 25% of the portfolio company's outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the year ended December 31, 2009 in which the issuer was both an Affiliated company and a portfolio company that we Control are as follows (in thousands):

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
HCP Acquisition Holdings, LLC	$1,495	$—	$18	$—	$—	$—	$—	$—	$(3,721)
Ivy Hill Asset Management, LP	$37,406	$—	$236	$—	$—	$2,391	$—	$494	$19,145
Ivy Hill Middle Market Credit Fund, Ltd.	$—	$—	$131	$5,742	$—	$—	$1,265	$—	$1,284
LVCG Holdings, LLC	$—	$—	$—	$—	$—	$—	$66	$—	$(8,170)
Making Memories Wholesale, Inc.	$—	$199	$14,224	$518	$—	$—	$5	$(14,173)	$12,822
R3 Education, Inc.	$15,613	$6,050	$—	$651	$—	$—	$17	$—	$(3,696)
Reflexite Corporation	$7,800	$—	$2,000	$2,830	$194	$—	$71	$—	$(10,925)
Senior Secured Loan Fund, LLC	$165,000	$—	$—	$4,831	$—	$—	$640	$—	$—
The Thymes, LLC	$—	$—	$—	$502	$—	$—	$—	$—	$455
(8)
Non-U.S. company or principal place of business outside the U.S. and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

(9)
Non-registered investment company.

(10)
A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either Libor or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower's option, which reset annually (A), semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, we have provided the interest rate in effect at December 31, 2009.

(11)
In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.50% on $18.4 million aggregate principal amount of the portfolio company's senior term debt previously syndicated by us.

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

(14)
Loan was on non-accrual status as of December 31, 2009.

(15)
Loan includes interest rate floor feature.

(16)
In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.98% on $15.0 million aggregate principal amount of the portfolio company's senior term debt previously syndicated by us.

  See accompanying notes to consolidated financial statements.

 ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2008
(dollar amounts in thousands, except per unit data)

Company(1)	Industry	Investment	Interest(5)(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Healthcare—Services
American Renal Associates, Inc.	Dialysis provider	Senior secured loan ($1,443 par due 12/2010)	4.72% (Libor + 3.25%/Q)	12/14/2005	$1,443	$1,399	$0.97	(3)
		Senior secured loan ($180 par due 12/2010)	5.00% (Base Rate + 1.75%/D)	12/14/2005	180	175	$0.97	(3)
		Senior secured loan ($5,705 par due 12/2011)	4.72% (Libor + 3.25%/Q)	12/14/2005	5,705	5,534	$0.97	(3)
		Senior secured loan ($34 par due 12/2011)	5.00% (Base Rate + 1.75%/D)	12/14/2005	34	33	$0.97	(3)
		Senior secured loan ($262 par due 12/2011)	4.72% (Libor + 3.25%/Q)	12/14/2005	262	254	$0.97	(3)
		Senior secured loan ($2,620 par due 12/2011)	7.30% (Libor + 3.25% /Q)	12/14/2005	2,620	2,541	$0.97	(3)
Capella Healthcare, Inc.	Acute care hospital operator	Junior secured loan ($70,000 par due 2/2016)	13.00%	2/29/2008	70,000	63,000	$0.90
		Junior secured loan ($25,000 par due 2/2016)	13.00%	2/29/2008	25,000	22,500	$0.90	(2)
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC(6)	Healthcare analysis services	Preferred stock (7,427 shares)	14.00% PIK	6/15/2007	7,427	7,427	$1,000.00	(4)
		Common stock (9,679 shares)		6/15/2007	4,000	5,382	$556.05
		Common stock (1,546 shares)		6/15/2007	—	—	$—
DSI Renal, Inc.	Dialysis provider	Senior secured revolving loan ($142 par due 3/2013)	6.25% (Base Rate + 3.00%/D)	4/4/2006	142	127	$0.89
		Senior secured revolving loan ($3,520 par due 3/2013)	3.47% (Libor + 3.00%/M)	4/4/2006	3,520	3,168	$0.90
		Senior secured revolving loan ($1,120 par due 3/2013)	3.47% (Libor + 3.00%/M)	4/4/2006	1,120	1,008	$0.90
		Senior secured revolving loan ($1,152 par due 3/2013)	4.50% (Libor + 3.00%/Q)	4/4/2006	1,152	1,037	$0.90
		Senior secured revolving loan ($1,600 par due 3/2013)	4.50% (Libor + 3.00%/Q)	4/4/2006	1,600	1,440	$0.90
		Senior subordinated note ($29,589 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/2006	29,658	21,896	$0.74	(4)
		Senior subordinated note ($26,927 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/2006	26,971	19,847	$0.73	(2)(4)
		Senior subordinated note ($12,211 par due 4/2014)	12.00% Cash, 2.00% PIK	4/4/2006	12,231	9,036	$0.74	(3)(4)
GG Merger Sub I, Inc.	Drug testing services	Senior secured loan ($23,330 par due 12/2014)	7.09% (Libor + 4.00%/S)	12/14/2007	22,426	18,938	$0.81
HCP Acquisition Holdings, LLC(7)	Healthcare compliance advisory services	Class A units (8,566,824 units)		6/26/2008	8,567	6,500	$0.76
Heartland Dental Care, Inc.	Dental services	Senior subordinated note ($40,217 par due 8/2013)	11.00% Cash, 3.25% PIK	7/31/2008	40,217	40,217	$1.00	(4)
MPBP Holdings, Inc., Cohr Holdings, Inc. and MPBP Acquisition Co., Inc.	Healthcare equipment services	Junior secured loan ($20,000 par due 1/2014)	9.19% (Libor + 6.25%/S)	1/31/2007	20,000	7,000	$0.35
		Junior secured loan ($12,000 par due 1/2014)	9.19% (Libor + 6.25%/S)	1/31/2007	12,000	4,200	$0.35	(3)

Company(1)	Industry	Investment	Interest(5)(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Common stock (50,000 shares)		1/31/2007	5,000	—	$—
MWD Acquisition Sub, Inc.	Dental services	Junior secured loan ($5,000 par due 5/2012)	8.13% (Libor + 6.25%/M)	5/3/2007	5,000	4,250	$0.85	(3)
OnCURE Medical Corp.	Radiation oncology care provider	Senior subordinated note ($32,176 par due 8/2013)	11.00% Cash, 1.50% PIK	8/18/2006	32,176	28,935	$0.90	(4)
		Senior secured loan ($3,083 par due 8/2009)	4.75% (Libor + 3.50%/M)	8/18/2006	3,083	3,000	$0.97	(3)
		Common stock (857,143 shares)		8/18/2006	3,000	2,713	$3.17
Passport Health Communications, Inc., Passport Holding Corp. and Prism Holding Corp.	Healthcare technology provider	Senior secured loan ($12,935 par due 5/2014)	10.50% (Libor + 7.50%/S)	5/9/2008	12,935	12,671	$0.98	(15)
		Senior secured loan ($11,940 par due 5/2014)	10.50% (Libor + 7.50%/S)	5/9/2008	11,940	11,701	$0.98	(3) (15)
		Series A preferred stock (1,594,457 shares)		7/30/2008	9,900	9,902	$6.21
		Common stock (16,106 shares)		7/30/2008	100	100	$6.21
PG Mergersub, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Senior subordinated loan ($5,000 par due 3/2016)	12.50%	3/12/2008	4,901	4,750	$0.95
		Preferred stock (333 shares)		3/12/2008	333	333	$1,000.00
		Common stock (16,667 shares)		3/12/2008	167	167	$10.00
The Schumacher Group of Delaware, Inc.	Outsourced physician service provider	Senior subordinated loan ($35,849 par due 7/2012)	11.00% Cash, 2.50% PIK	7/18/2008	35,849	35,849	$1.00	(4)
Triad Laboratory Alliance, LLC	Laboratory services	Senior subordinated note ($15,354 par due 12/2012)	12.00% Cash, 1.75% PIK	12/21/2005	15,354	14,894	$0.97	(4)
		Senior secured loan ($2,473 par due 12/2011)	4.71% (Libor + 3.25%/Q)	12/21/2005	2,473	2,201	$0.89	(3)
VOTC Acquisition Corp.	Radiation oncology care provider	Senior secured loan ($3,068 par due 7/2012)	11.00% Cash, 2.00% PIK	6/30/2008	3,068	3,068	$1.00	(4)
		Senior secured loan ($14,000 par due 7/2012)	11.00% Cash, 2.00% PIK	6/30/2008	14,000	14,000	$1.00	(4)
		Series E preferred shares (3,888,222 shares)		7/14/2008	8,749	6,561	$1.69

					464,303	397,754			36.33%

Education
Campus Management Corp. and Campus Management Acquisition Corp.(6)	Education software developer	Senior secured revolving loan ($2,309 par due 8/2013)	13.00%	2/8/2008	2,309	2,309	$1.00
		Senior secured loan ($19,924 par due 8/2013)	13.00%	2/8/2008	19,924	19,924	$1.00
		Senior secured loan ($25,108 par due 8/2013)	13.00%	2/8/2008	25,108	25,108	$1.00	(2)
		Senior secured loan ($12,019 par due 8/2013)	13.00%	2/8/2008	12,019	12,019	$1.00
		Preferred stock (493,147 shares)	8.00% PIK	2/8/2008	8,952	12,000	$24.33	(4)
ELC Acquisition Corporation	Developer, manufacturer and retailer of educational products	Senior secured loan ($242 par due 11/2012)	5.45% (Libor + 3.25%/Q)	11/30/2006	243	219	$0.90	(3)
		Junior secured loan ($8,333 par due 11/2013)	7.47% (Libor + 7.00%/M)	11/30/2006	8,333	7,500	$0.90	(3)

Company(1)	Industry	Investment	Interest(5)(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Instituto de Banca y Comercio, Inc.(8)	Private school operator	Senior secured revolving loan ($1,643 par due 3/2014)	5.00% (Libor + 3.00%/Q)	3/15/2007	1,643	1,643	$1.00
		Senior secured loan ($7,500 par due 3/2014)	8.42% (Libor + 5.00%/Q)	3/15/2007	7,500	7,500	$1.00
		Senior secured loan ($7,266 par due 3/2014)	8.42% (Libor + 5.00%/Q)	3/15/2007	7,266	7,266	$1.00
		Senior secured loan ($4,987 par due 3/2014)	8.42% (Libor + 5.00%/Q)	3/15/2007	4,987	4,987	$1.00	(2)
		Senior secured loan ($11,820 par due 3/2014)	8.42% (Libor + 5.00%/Q)	3/15/2007	11,820	11,820	$1.00	(3)
		Senior subordinated loan ($19,641 par due 6/2014)	10.50% Cash, 3.50% PIK	6/4/2008	19,641	19,641	$1.00	(4)
		Promissory note ($429 par due 9/2015)	6.00%	6/4/2008	429	1,714	$4.00
		Preferred stock (214,286 shares)		6/4/2008	1,018	4,072	$19.00
		Common stock (214,286 shares)		6/4/2008	54	214	$1.00
Lakeland Finance, LLC	Private school operator	Senior secured note ($18,000 par due 12/2012)	11.50%	12/13/2005	18,000	16,920	$0.94
		Senior secured note ($15,000 par due 12/2012)	11.50%	12/13/2005	15,000	14,100	$0.94	(2)
R3 Education, Inc. (formerly known as Equinox EIC Partners, LLC and MUA Management Company, Ltd.)(7)(8)	Medical school operator	Senior secured revolving loan ($3,850 par due 12/2012)	8.25% (Base Rate + 5.00%/D)	4/3/2007	3,850	3,773	$0.98
		Senior secured revolving loan ($1,250 par due 12/2012)	8.25% (Base Rate + 5.00%/D)	4/3/2007	1,250	1,225	$0.98
		Senior secured loan ($3,024 par due 12/2012)	6.46% (Libor + 6.00%/M)	4/3/2007	3,024	2,963	$0.98	(2)
		Senior secured loan ($14,113 par due 12/2012)	6.46% (Libor + 6.00%/M)	9/21/2007	14,113	13,830	$0.98	(2)
		Senior secured loan ($7,350 par due 12/2012)	9.09% (Libor + 6.00%/S)	4/3/2007	7,350	7,203	$0.98	(3)
		Common membership interest (26.27% interest)		9/21/2007	15,800	20,785
		Preferred stock (800 shares)			200	200	$250.00

					209,833	218,935			20.00%

Restaurants and Food Services
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($1,381 par due 11/2013)	5.75% (Base Rate + 2.50%/D)	11/27/2006	1,381	1,313	$0.95
		Senior secured revolving loan ($2,005 par due 11/2013)	6.61% (Libor + 3.00% Cash, 0.50% PIK/S)	11/27/2006	2,005	1,905	$0.95	(4)
		Senior secured loan ($2 par due 11/2012)	12.00% (Base Rate + 7.5%/D)	11/27/2006	2	2	$1.00
		Senior secured loan ($1 par due 11/2012)	12.00% (Base Rate + 7.5%/D)	11/27/2006	1	1	$1.00	(3)
		Senior secured loan ($22,656 par due 11/2012)	11.61% (Libor + 7.50% Cash, 1.00% PIK/S)	11/27/2006	22,912	21,520	$0.94	(4)
		Senior secured loan ($992 par due 11/2012)	11.61% (Libor + 7.50% Cash, 1.00% PIK/S)	11/27/2006	992	942	$0.95	(2)(4)
		Senior secured loan ($11,081 par due 11/2012)	11.61% (Libor + 7.50% Cash, 1.00% PIK/S)	11/27/2006	11,075	10,529	$0.95	(3)(4)

Company(1)	Industry	Investment	Interest(5)(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Promissory note ($12,079 par due 11/2016)	10.00% PIK	6/1/2006	12,067	12,067	$1.00	(4)
		Warrants to purchase 0.61 shares		6/1/2006	—	—	$—
Encanto Restaurants, Inc.(8)	Restaurant owner and operator	Junior secured loan ($21,184 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/2006	21,184	19,084	$0.90	(2)(4)
		Junior secured loan ($4,035 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/2006	4,035	3,635	$0.90	(3)(4)
OTG Management, Inc.	Airport restaurant operator	Junior secured loan ($15,312 par due 6/2013)	18.00% (Libor + 11.00% Cash, 4.00% PIK/M)	6/19/2008	15,312	15,312	$1.00	(4)(15)
		Warrants to purchase up to 9 shares of common stock			—	—	$—
Vistar Corporation and Wellspring Distribution Corp.	Food service distributor	Senior subordinated loan ($48,625 par due 5/2015)	13.50%	5/23/2008	48,625	46,680	$0.96
		Senior subordinated loan ($25,000 par due 5/2015)	13.50%	5/23/2008	25,000	24,000	$0.96	(2)
		Class A non-voting common stock (1,366,120 shares)		5/23/2008	7,500	3,500	$2.56

					172,091	160,490			14.66%

Beverage, Food and Tobacco
3091779 Nova Scotia Inc.(8)	Baked goods manufacturer	Junior secured loan (Cdn$14,058 par due 11/2012)	11.50% Cash, 1.50% PIK	11/2/2007	14,904	10,961	$0.74	(4)(12)
		Warrants to purchase 57,545 shares			—	—	$—
Apple & Eve, LLC and US Juice Partners, LLC(6)	Juice manufacturer	Senior secured revolving loan ($8,000 par due 10/2013)	7.90% (Libor + 6.00%/M)	10/5/2007	8,000	6,400	$0.80
		Senior secured loan ($10,637 par due 10/2013)	6.47% (Libor + 6.00%/M)	10/5/2007	10,637	8,509	$0.80
		Senior secured loan ($19,976 par due 10/2013)	6.47% (Libor + 6.00%/M)	10/5/2007	19,976	15,981	$0.80	(2)
		Senior secured loan ($10,805 par due 10/2013)	6.47% (Libor + 6.00%/M)	10/5/2007	10,805	8,644	$0.80	(3)
		Senior units (50,000 units)		10/5/2007	5,000	2,500	$50.00
Best Brands Corporation	Baked goods manufacturer	Senior secured loan ($10,971 par due 12/2012)	10.43% (Libor + 4.50% Cash, 4.50% PIK/M)	2/15/2008	9,501	9,326	$0.86	(4)
		Junior secured loan ($4,319 par due 6/2013)	10.00% Cash, 8.00% PIK	12/14/2006	4,307	3,883	$0.90	(4)
		Junior secured loan ($26,400 par due 6/2013)	10.00% Cash, 8.00% PIK	12/14/2006	26,308	23,729	$0.90	(2)(4)
		Junior secured loan ($12,201 par due 6/2013)	10.00% Cash, 8.00% PIK	12/14/2006	12,164	10,969	$0.90	(3)(4)
Bumble Bee Foods, LLC and BB Co-Invest LP	Canned seafood manufacturer	Senior subordinated loan ($40,706 par due 11/2018)	16.25% (12.00% Cash, 4.25% Optional PIK)	11/18/2008	40,706	40,706	$1.00	(4)
		Common stock (4,000 shares)		11/18/2008	4,000	4,000	$1,000.00
Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated note ($5,547 par due 2/2013)	12.00% PIK	2/6/2008	5,547	5,547	$1.00	(2)(4)
		Preferred stock (6,258 shares)		9/1/2006	2,500	2,500	$399.49

					174,355	153,655			14.03%

Company(1)	Industry	Investment	Interest(5)(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Services—Other
American Residential Services, LLC	Plumbing, heating and air-conditioning services	Junior secured loan ($20,201 par due 4/2015)	10.00% Cash, 2.00% PIK	4/17/2007	20,201	18,180	$0.90	(2)(4)
Diversified Collection Services, Inc.	Collections services	Senior secured loan ($11,809 par due 8/2011)	8.50% (Libor + 5.75%/M)	2/2/2005	9,715	11,219	$0.95
		Senior secured loan ($4,203 par due 8/2011)	8.50% (Libor + 5.75%/M)	2/2/2005	4,209	3,993	$0.95	(3)
		Senior secured loan ($1,837 par due 2/2011)	11.25% (Libor + 8.50%/M)	2/2/2005	1,837	1,653	$0.90	(2)
		Senior secured loan ($7,125 par due 8/2011)	11.25% (Libor + 8.50%/M)	2/2/2005	7,125	6,412	$0.90	(3)
		Preferred stock (14,927 shares)		5/18/2006	169	109	$7.30
		Common stock (114,004 shares)		2/2/2005	295	414	$3.63
GCA Services Group, Inc.	Custodial services	Senior secured loan ($25,000 par due 12/2011)	12.00%	12/15/2006	25,000	25,000	$1.00	(2)
		Senior secured loan ($2,965 par due 12/2011)	12.00%	12/15/2006	2,965	2,965	$1.00
		Senior secured loan ($11,186 par due 12/2011)	12.00%	12/15/2006	11,186	11,186	$1.00	(3)
Growing Family, Inc. and GFH Holdings, LLC	Photography services	Senior secured revolving loan ($1,513 par due 8/2011)	11.34% (Libor + 3.00% Cash, 4.00% PIK/Q)	3/16/2007	1,513	756	$0.50	(4)
		Senior secured loan ($11,188 par due 8/2011)	13.84% (Libor + 3.50% Cash, 6.00% PIK/Q)	3/16/2007	11,188	5,594	$0.50	(4)
		Senior secured loan ($372 par due 8/2011)	5.25% (Libor + 3.50% Cash, 6.00% PIK/Q)	3/16/2007	372	186	$0.50
		Senior secured loan ($3,575 par due 8/2011)	16.34% (Libor + 6.00% Cash, 6.00% PIK/Q)	3/16/2007	3,575	1,788	$0.50	(4)
		Senior secured loan ($147 par due 8/2011)	15.50% (Libor + 6.00% Cash, 6.00% PIK/Q)	3/16/2007	147	74	$0.50	(4)
		Common stock (552,430 shares)		3/16/2007	872	—	$—
NPA Acquisition, LLC	Powersport vehicle auction operator	Junior secured loan ($12,000 par due 2/2013)	8.58% (Libor + 6.75%/M)	8/23/2006	12,000	12,000	$1.00	(3)
		Common units (1,709 shares)		8/23/2006	1,000	2,300	$1,345.82
Web Services Company, LLC	Laundry service and equipment provider	Senior subordinated loan ($17,764 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	17,764	17,231	$0.97	(4)
		Senior subordinated loan ($25,160 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	25,160	24,330	$0.97	(2)(4)

					156,293	145,390			13.28%

Financial
Carador PLC(6)(8)(9)	Investment company	Ordinary shares (7,110,525 shares)		12/15/2006	9,033	4,266	$0.60
CIC Flex, LP(9)	Investment partnership	Limited partnership units (1 unit)		9/7/2007	28	28	$28,000.00
Covestia Capital Partners, LP(9)	Investment partnership	Limited partnership interest (47% interest)		6/17/2008	1,059	1,059
Firstlight Financial Corporation(6)(9)	Investment company	Senior subordinated loan ($69,910 par due 12/2016)	10.00% PIK	12/31/2006	69,910	62,919	$0.90	(4)
		Common stock (10,000 shares)		12/31/2006	10,000	0	$—
		Common stock (30,000 shares)		12/31/2006	30,000	0	$—

Company(1)	Industry	Investment	Interest(5)(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Ivy Hill Middle Market Credit Fund, Ltd. (7)(8)(9)	Investment company	Class B deferrable interest notes ($40,000 par due 11/2018)	8.15% (Libor + 6.00%/Q)	11/20/2007	40,000	36,000	$0.90
		Subordinated notes ($16,000 par due 11/2018)		11/20/2007	16,000	14,400	$0.90
Imperial Capital Group, LLC and Imperial Capital Private Opportunities, LP(6)(9)	Investment banking services	Limited partnership interest (80% interest)		5/10/2007	584	584	$1.00
		Common units (7,710 units)		5/10/2007	14,997	14,997	$1,945.14
		Common units (2,526 units)		5/10/2007	3	3	$1.19
		Common units (315 units)		5/10/2007	—	—	$—
Partnership Capital Growth Fund I, LP(9)	Investment partnership	Limited partnership interest (25% interest)		6/16/2006	2,384	2,384
Trivergance Capital Partners, LP(9)	Investment partnership	Limited partnership interest (100% interest)		6/5/2008	723	723
VSC Investors LLC(9)	Investment company	Membership interest (4.63% interest)		1/24/2008	302	302

					195,023	137,665			12.57%

Business Services
Booz Allen Hamilton, Inc.	Strategy and technology consulting services	Senior secured loan ($748 par due 7/2015)	7.50% (Libor + 4.50%/S)	7/31/2008	733	658	$0.88	(3)
		Senior subordinated loan ($22,400 par due 7/2016)	11.00% Cash, 2.00% PIK	7/31/2008	22,177	19,040	$0.85	(2)(4)
Investor Group Services, LLC(6)	Financial services	Senior secured revolving loan ($750 par due 6/2011)	6.97% (Libor + 5.50%/Q)	6/22/2006	750	750	$1.00
		Limited liability company membership interest (10.00% interest)		6/22/2006	—	500	$5,000.00
Pillar Holdings LLC and PHL Holding Co.(6)	Mortgage services	Senior secured revolving loan ($375 par due 11/2013)	7.53% (Libor + 5.50%/B)	11/20/2007	375	375	$1.00
		Senior secured revolving loan ($938 par due 11/2013)	7.53% (Libor + 5.50%/B)	11/20/2007	938	938	$1.00
		Senior secured loan ($7,375 par due 5/2014)	14.50%	7/31/2008	7,375	7,375	$1.00
		Senior secured loan ($18,709 par due 11/2013)	7.53% (Libor + 5.50%/B)	11/20/2007	18,709	18,709	$1.00	(2)
		Senior secured loan ($11,678 par due 11/2013)	7.53% (Libor + 5.50%/B)	11/20/2007	11,678	11,678	$1.00	(3)
		Common stock (85 shares)		11/20/2007	3,768	5,267	$61,964.71
Primis Marketing Group, Inc. and Primis Holdings, LLC(6)	Database marketing services	Senior subordinated note ($10,222 par due 2/2013)	11.00% Cash, 2.50% PIK	8/24/2006	10,222	1,022	$0.10	(4)(14)
		Preferred units (4,000 units)		8/24/2006	3,600	—	$—
		Common units (4,000,000 units)		8/24/2006	400	—	$—

Company(1)	Industry	Investment	Interest(5)(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Prommis Solutions, LLC, E-Default Services, LLC, Statewide Tax and Title Services, LLC & Statewide Publishing Services, LLC (formerly known as MR Processing Holding Corp.)	Bankruptcy and foreclosure processing services	Senior subordinated note ($26,007 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/2007	26,007	24,713	$0.95	(4)
		Senior subordinated note ($26,109 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/2007	26,109	24,810	$0.95	(2)(4)
		Preferred stock (30,000 shares)		4/11/2006	3,000	4,000	$133.33
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	250	$1.00
Summit Business Media, LLC	Business media consulting services	Junior secured loan ($10,000 par due 11/2013)	9.47% (Libor + 7.00%/M)	8/3/2007	10,000	6,000	$0.60	(3)
VSS-Tranzact Holdings, LLC(6)	Management consulting services	Common membership interest (8.51% interest)		10/26/2007	10,000	6,000

					156,091	132,085			12.06%

Retail
Apogee Retail, LLC	For-profit thrift retailer	Senior secured revolving loan ($390 par due 3/2012)	7.25% (Base Rate + 4.00%/D)	3/27/2007	390	390	$1.00
		Senior secured loan ($10,960 par due 11/2012)	12.00% Cash, 4.00% PIK	5/28/2008	10,960	10,960	$1.00	(4)
		Senior secured loan ($2,307 par due 3/2012)	8.71% (Libor + 5.25%/S)	3/27/2007	2,307	2,053	$0.89
		Senior secured loan ($24,637 par due 3/2012)	8.71% (Libor + 5.25%/S)	3/27/2007	24,637	21,927	$0.89	(2)
		Senior secured loan ($11,790 par due 3/2012)	8.71% (Libor + 5.25%/S)	3/27/2007	11,790	10,493	$0.89	(3)
		Senior secured loan ($4,876 par due 3/2012)	7.64% (Libor + 5.25%/Q)	3/27/2007	4,876	4,340	$0.89
Dufry AG(8)	Retail newstand operator	Common stock (39,056 shares)		3/28/2008	3,000	1,050	$26.88
Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Senior subordinated note ($6,000 par due 8/2014)	10.00% Cash, 2.00% PIK	8/8/2006	6,000	5,700	$0.95	(4)
		Senior subordinated note ($22,000 par due 8/2014)	10.00% Cash, 2.00% PIK	8/8/2006	22,000	20,900	$0.95	(2)(4)
		Common stock (1,170,182 shares)		8/8/2006	4,500	5,301	$4.53
Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($4,506 par due 9/2012)	7.00% (Base Rate + 3.75%/D)	9/28/2006	4,506	3,470	$0.77	(3)
		Senior secured loan ($25,192 par due 9/2012)	15.00% (Base Rate + 9.75%/D)	9/28/2006	25,189	18,651	$0.74	(2)
		Senior secured loan ($3,095 par due 9/2012)	15.00% (Base Rate + 9.75%/D)	9/28/2006	3,094	2,291	$0.74
		Senior secured loan ($7,273 par due 9/2012)	15.00% (Base Rate + 9.75%/D)	9/28/2006	7,273	5,385	$0.74	(3)
		Preferred stock (80 shares)		9/28/2006	1,800	—	$—
		Common stock (800 shares)		9/28/2006	200	—	$—

					132,522	112,911			10.31%

Company(1)	Industry	Investment	Interest(5)(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Environmental Services
AWTP, LLC	Water treatment services	Junior secured loan ($402 par due 12/2012)	8.97% (Libor + 7.50% Cash, 1.00% PIK/Q)	12/23/2005	402	322	$0.80	(4)
		Junior secured loan ($3,018 par due 12/2012)	8.97% (Libor + 7.50% Cash, 1.00% PIK/Q)	12/23/2005	3,018	2,414	$0.80	(3)(4)
		Junior secured loan ($805 par due 12/2012)	11.48% (Libor + 7.50% Cash, 1.00% PIK/A)	12/23/2005	805	644	$0.80	(4)
		Junior secured loan ($6,036 par due 12/2012)	11.48% (Libor + 7.50% Cash, 1.00% PIK/A)	12/23/2005	6,036	4,829	$0.80	(3)(4)
		Junior secured loan ($402 par due 12/2012)	9.35% (Libor + 7.50% Cash, 1.00% PIK/A)	12/23/2005	402	322	$0.80	(4)
		Junior secured loan ($3,018 par due 12/2012)	9.35% (Libor + 7.50% Cash, 1.00% PIK/A)	12/23/2005	3,018	2,414	$0.80	(3)(4)
Mactec, Inc.	Engineering and environmental services	Class B-4 stock (16 shares)		11/3/2004	—	—	$27.00
		Class C stock (5,556 shares)		11/3/2004	—	150	$27.00
Sigma International Group, Inc.	Water treatment parts manufacturer	Junior secured loan ($1,833 par due 10/2013)	9.55% (Libor + 7.50%/Q)	10/11/2007	1,833	1,558	$0.85	(2)
		Junior secured loan ($4,000 par due 10/2013)	9.55% (Libor + 7.50%/Q)	10/11/2007	4,000	3,400	$0.85	(3)
		Junior secured loan ($2,750 par due 10/2013)	7.97% (Libor + 7.50/M)	11/1/2007	2,750	2,338	$0.85	(2)
		Junior secured loan ($6,000 par due 10/2013)	7.97% (Libor + 7.50/M)	11/1/2007	6,000	5,100	$0.85	(3)
		Junior secured loan ($917 par due 10/2013)	9.40% (Libor + 7.50%/M)	11/6/2007	917	779	$0.85	(2)
		Junior secured loan ($2,000 par due 10/2013)	9.40% (Libor + 7.50%/M)	11/6/2007	2,000	1,700	$0.85	(3)
Waste Pro USA, Inc.	Waste management services	Senior subordinated loan ($25,000 par due 11/2013)	11.50%	11/9/2006	25,000	25,000	$1.00	(2)
		Preferred stock (15,000 shares)	10.00% PIK	11/9/2006	15,000	15,000	$1,000.00	(4)
		Warrants to purchase 682,671 shares		11/9/2006	—	6,827	$10.00
Wastequip, Inc.(6)	Waste management equipment manufacturer	Senior subordinated loan ($12,990 par due 2/2015)	10.00% Cash, 2.00% PIK	2/5/2007	12,990	7,715	$0.59	(4)
		Common stock (13,889 shares)		2/2/2007	1,389	131	$9.43

					85,560	80,643			7.37%

Printing, Publishing and Media
Canon Communications LLC	Print publications services	Junior secured loan ($11,784 par due 11/2011)	13.00% (Base Rate + 9.75%/D)	5/25/2005	11,784	11,313	$0.96	(2)(15)
		Junior secured loan ($12,009 par due 11/2011)	13.00% (Base Rate + 9.75%/D)	5/25/2005	12,009	11,529	$0.96	(3)(15)
Courtside Acquisition Corp.	Community newspaper publisher	Senior subordinated loan ($34,295 par due 6/2014)	17.00% PIK	6/29/2007	34,295	3,430	$0.10	(4)(14)
LVCG Holdings LLC(7)	Commercial printer	Membership interests (56.53% interest)		10/12/2007	6,600	8,500
National Print Group, Inc.	Printing management services	Senior secured revolving loan ($2,736 par due 3/2012)	8.25% (Base Rate + 5.00%/D)	3/2/2006	2,736	2,462	$0.90	(15)

Company(1)	Industry	Investment	Interest(5)(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior secured loan ($8,623 par due 3/2012)	7.50% (Base Rate + 4.25%/D)	3/2/2006	8,623	7,761	$0.90	(3)(15)
		Preferred stock (9,344 shares)		3/2/2006	2,000	—	$—
The Teaching Company, LLC and The Teaching Company Holdings, Inc.(11)	Education media provider	Senior secured loan ($18,000 par due 9/2012)	11.70%	9/29/2006	18,000	17,100	$0.95	(2)
		Senior secured loan ($10,000 par due 9/2012)	11.70%	9/29/2006	10,000	9,500	$0.95	(3)
		Preferred stock (29,969 shares)		9/29/2006	2,997	3,996	$133.34
		Common stock (15,393 shares)		9/29/2006	3	4	$0.26

					109,047	75,595			6.90%

Manufacturing
Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan ($5,616 par due 4/2010)	6.46% (Libor + 5.00%/Q)	3/28/2005	5,647	5,372	$0.96	(3)(15)
Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($9,018 par due 5/2011)	8.25% (Libor + 4.25%/A)	5/16/2006	9,018	8,567	$0.95	(3)(15)
		Senior secured loan ($626 par due 5/2011)	6.75% (Base Rate + 3.50%/D)	5/16/2006	626	595	$0.95	(3)(15)
		Senior secured loan ($536 par due 5/2011)	8.25% (Libor + 4.25%/A)	5/16/2006	536	509	$0.95	(3)(15)
		Senior secured loan ($1,523 par due 5/2011)	10.00% (Libor + 6.00%/A)	5/16/2006	1,523	1,447	$0.95	(3)(15)
		Senior secured loan ($81 par due 5/2011)	10.00% (Libor + 6.00%/A)	5/16/2006	81	77	$0.95	(3)(15)
		Senior secured loan ($4,537 par due 5/2011)	10.00% Cash, 3.00% PIK	5/16/2006	4,546	4,319	$0.95	(2)(4)
		Senior secured loan ($241 par due 5/2011)	10.00% Cash, 3.00% PIK	5/16/2006	241	229	$0.95	(2)(4)
Qualitor, Inc.	Automotive aftermarket components supplier	Senior secured loan ($1,756 par due 12/2011)	5.46% (Libor + 4.00%/Q)	12/29/2004	1,752	1,664	$0.95	(3)
		Senior secured loan ($5 par due 12/2011)			5	5	$1.00	(3)
		Junior secured loan ($5,000 par due 6/2012)	8.46% (Libor + 7.00%/Q)	12/29/2004	5,000	4,750	$0.95	(3)
Reflexite Corporation(7)	Developer and manufacturer of high-visibility reflective products	Senior subordinated loan ($10,253 par due 2/2015)	11.00% Cash, 3.00% PIK	2/28/2008	10,253	10,253	$1.00	(4)
		Common stock (1,821,860 shares)		3/28/2006	27,435	35,500	$19.49
Saw Mill PCG Partners LLC	Precision components manufacturer	Common units (1,000 units)		2/2/2007	1,000	—	$—
UL Holding Co., LLC	Petroleum product manufacturer	Common units (50,000 units)		4/25/2008	500	750	$15.00
		Common units (50,000 units)		4/25/2008	—	—	$—
Universal Trailer Corporation(6)	Livestock and specialty trailer manufacturer	Common stock (74,920 shares)		10/8/2004	7,930	—	$—

					76,093	74,037			6.76%

Aerospace & Defense
AP Global Holdings, Inc.	Safety and security equipment manufacturer	Senior secured loan ($7,898 par due 10/2013)	4.97% (Libor + 4.50%/M)	11/8/2007	7,799	7,121	$0.90	(3)

Company(1)	Industry	Investment	Interest(5)(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
ILC Industries, Inc.	Industrial products provider	Junior secured loan ($12,000 par due 8/2012)	11.50%	6/27/2006	12,000	12,000	$1.00	(3)
Thermal Solutions LLC and TSI Group, Inc.	Thermal management and electronics packaging manufacturer	Senior secured loan ($871 par due 3/2011)	3.92% (Libor + 3.50%/M)	3/28/2005	871	836	$0.96	(3)
		Senior secured loan ($2,765 par due 3/2012)	4.42% (Libor + 4.00%/M)	3/28/2005	2,765	2,461	$0.89	(3)
		Senior subordinated notes ($2,117 par due 9/2012)	11.50% Cash, 2.75% PIK	3/28/2005	2,117	2,043	$0.97	(4)
		Senior subordinated notes ($3,342 par due 9/2012)	11.50% Cash, 2.75% PIK	3/28/2005	3,342	3,225	$0.96	(2)(4)
		Senior subordinated notes ($2,679 par due 3/2013)	11.50% Cash, 2.50% PIK	3/21/2006	2,679	2,599	$0.97	(2)(4)
		Preferred stock (71,552 shares)		3/28/2005	716	716	$10.00
		Common stock (1,460,246 shares)		3/28/2005	15	15	$0.01
Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Junior secured loan ($16,000 par due 7/2014)	8.96% (Libor + 7.50%/Q)	1/17/2008	16,000	15,200	$0.95
		Junior secured loan ($12,000 par due 7/2014)	8.96% (Libor + 7.50%/Q)	1/17/2008	12,000	11,400	$0.95	(3)
		Common stock (246,279 shares)		1/17/2008	2,100	1,680	$6.82

					62,404	59,296			5.42%

Consumer Products—Non-Durable
Innovative Brands, LLC	Consumer products and personal care manufacturer	Senior secured loan ($9,901 par due 9/2011)	14.50%	10/12/2006	9,901	9,901	$1.00
		Senior secured loan ($9,139 par due 9/2011)	14.50%	10/12/2006	9,139	9,139	$1.00	(3)
Making Memories Wholesale, Inc.(6)	Scrapbooking branded products manufacturer	Senior secured loan ($21,509 par due 3/2011)	10.00% (Base Rate + 5.00%/D)	5/5/2005	11,953	12,087	$0.56	(14)
		Senior subordinated loan ($10,465 par due 5/2012)	12.00% Cash, 4.00% PIK	5/5/2005	10,465	—	$—	(4)(14)
		Preferred stock (4,259 shares)		5/5/2005	3,759	—	$—
Shoes for Crews, LLC	Safety footwear and slip-related mat manufacturer	Senior secured revolving loan ($1,000 par due 7/2010)	5.25% (Base Rate + 2.00%/D)	10/8/2004	1,000	1,000	$1.00
		Senior secured loan ($572 par due 7/2010)	5.31% (Libor + 3.50%/S)	10/8/2004	572	572	$1.00	(3)
		Senior secured loan ($88 par due 7/2010)	4.96% (Libor + 3.50%/Q)	10/8/2004	88	88	$1.00	(3)
The Thymes, LLC(7)	Cosmetic products manufacturer	Preferred stock (6,283 shares)	8.00% PIK	6/21/2007	6,283	5,026	$799.94	(4)
		Common stock (5,400 shares)		6/21/2007	—	—	$—
Wear Me Apparel, LLC(6)	Clothing manufacturer	Senior subordinated notes ($23,985 par due 4/2013)	17.50% PIK	4/2/2007	24,035	12,055	$0.50	(4)(14)
		Common stock (10,000 shares)		4/2/2007	10,000	—	$—

					87,195	49,868			4.55%

Company(1)	Industry	Investment	Interest(5)(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Telecommunications
American Broadband Communications, LLC and American Broadband Holding Company	Broadband communication services	Senior subordinated loan ($32,048 par due 11/2014)	10.00% Cash, 6.00% PIK	2/8/2008	32,048	32,048	$1.00	(4)
		Senior subordinated loan ($8,087 par due 11/2014)	10.00% Cash, 6.00% PIK	11/7/2007	8,087	8,087	$1.00	(4)
		Warrants to purchase 170 shares		11/7/2007	—	—	$—

					40,135	40,135			3.67%

Cargo Transport
The Kenan Advantage Group, Inc.	Fuel transportation provider	Senior subordinated notes ($25,266 par due 12/2013)	9.50% Cash, 3.50% PIK	12/15/2005	25,260	24,000	$0.95	(2)(4)
		Senior secured loan ($2,426 par due 12/2011)	4.46% (Libor + 3.00%/Q)	12/15/2005	2,425	2,183	$0.90	(3)
		Preferred stock (10,984 shares)	8.00% PIK	12/15/2005	1,371	1,732	$157.68	(4)
		Common stock (30,575 shares)		12/15/2005	31	41	$1.34

					29,087	27,956			2.55%

Containers-Packaging
Industrial Container Services, LLC(6)	Industrial container manufacturer, reconditioner and servicer	Senior secured revolving loan ($1,198 par due 9/2011)	5.75% (Base Rate + 2.50%/D)	6/21/2006	1,198	1,198	$1.00
		Senior secured revolving loan ($1,239 par due 9/2011)	4.47% (Libor + 4.00%/M)	6/21/2006	1,239	1,239	$1.00
		Senior secured loan ($42 par due 9/2011)	4.47% (Libor + 4.00%/B)	9/30/2005	42	42	$1.00	(2)
		Senior secured loan ($516 par due 9/2011)	4.46% (Libor + 4.00%/M)	6/21/2006	516	516	$1.00	(2)
		Senior secured loan ($7,902 par due 9/2011)	4.46% (Libor + 4.00%/M)	6/21/2006	7,902	7,902	$1.00	(3)
		Senior secured loan ($85 par due 9/2011)	5.20% (Libor + 4.00%/M)	6/21/2006	85	85	$1.00	(2)
		Senior secured loan ($1,309 par due 9/2011)	5.20% (Libor + 4.00%/M)	6/21/2006	1,309	1,309	$1.00	(3)
		Senior secured loan ($263 par due 9/2011)	5.20% (Libor + 4.00%/M)	6/21/2006	263	263	$1.00	(2)
		Senior secured loan ($4,028 par due 9/2011)	5.20% (Libor + 4.00%/M)	6/21/2006	4,028	4,028	$1.00	(3)
		Senior secured loan ($105 par due 9/2011)	5.88% (Libor + 4.00%/M)	6/21/2006	105	105	$1.00	(2)
		Senior secured loan ($1,611 par due 9/2011)	5.88% (Libor + 4.00%/M)	6/21/2006	1,611	1,611	$1.00	(3)
		Common stock (1,800,000 shares)		9/29/2005	1,800	9,100	$5.06

					20,098	27,398			2.50%

Computers and Electronics
RedPrairie Corporation	Software manufacturer	Junior secured loan ($3,300 par due 1/2013)	9.21% (Libor + 6.50%/Q)	7/13/2006	3,300	2,970	$0.90	(2)
		Junior secured loan ($12,000 par due 1/2013)	9.21% (Libor + 6.50%/Q)	7/13/2006	12,000	10,800	$0.90	(3)
X-rite, Incorporated	Color management solutions provider	Junior secured loan ($3,098 par due 7/2013)	13.63% (Libor + 10.38%/D)	7/6/2006	3,098	3,098	$1.00	(15)
		Junior secured loan ($7,744 par due 7/2013)	13.63% (Libor + 10.38%/D)	7/6/2006	7,744	7,744	$1.00	(3)(15)

					26,142	24,612			2.25%

Health Clubs
Athletic Club Holdings, Inc.(13)	Premier health club operator	Senior secured loan ($1,000 par due 10/2013)	4.97% (Libor + 4.5%/M)	10/11/2007	1,000	880	$0.88

Company(1)	Industry	Investment	Interest(5)(10)	Initial Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior secured loan ($1,750 par due 10/2013)	8.88% (Libor + 4.5%/S)	10/11/2007	1,750	1,540	$0.88
		Senior secured loan ($12,486 par due 10/2013)	5.01% (Libor + 4.5%/M)	10/11/2007	12,486	10,988	$0.88	(2)
		Senior secured loan ($11,487 par due 10/2013)	5.01% (Libor + 4.5%/M)	10/11/2007	11,487	10,109	$0.88	(3)
		Senior secured loan ($14 par due 10/2013)	6.75% (Base Rate + 3.50/D)	10/11/2007	14	12	$0.86	(2)
		Senior secured loan ($13 par due 10/2013)	6.75% (Base Rate + 3.50/D)	10/11/2007	13	11	$0.85	(3)

					26,750	23,540			2.07%

Grocery
Planet Organic Health Corp.(8)	Organic grocery store operator	Junior secured loan ($860 par due 7/2014)	6.01% (Libor + 5.50%/M)	7/3/2007	860	817	$0.95
		Junior secured loan ($10,250 par due 7/2014)	6.01% (Libor + 5.50%/M)	7/3/2007	10,250	9,738	$0.95	(3)
		Senior subordinated loan ($10,900 par due 7/2012)	11.00% Cash, 2.00% PIK	7/3/2007	10,900	9,845	$0.90	(2)(4)

					22,010	20,400			1.86%

Consumer Products—Durable
Direct Buy Holdings, Inc. and Direct Buy Investors, LP(6)	Membership-based buying club franchisor and operator	Senior secured loan ($2,281 par due 11/2012)	4.97% (Libor + 4.50%/B)	12/14/2007	2,189	1,861	$0.82
		Partnership interests (19.31% interest)		11/30/2007	10,000	6,500

					12,189	8,361			0.76%

Housing—Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,956 par due 3/2011)	13.00% Cash, 6.00% PIK	10/8/2004	8,966	2,251	$0.25	(2)(4)(14)
		Common stock (2,743 shares)		10/8/2004	753	—	$—
		Warrants to purchase 4,464 shares		10/8/2004	653	—	$—

					10,372	2,251			0.00%

					$2,267,593	$1,972,977

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

(5)
Investments without an interest rate are non-income producing at December 31, 2008.

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(dollar amounts in thousands, except per share data)

	Common Stock			Accumulated Undistributed Net Investment Income	Accumulated Net Realized Gain on Sale of Investments	Net Unrealized (Depreciation) Appreciation of Investments
			Capital in Excess of Par Value				Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2006	52,036,527	$52	$785,193	$7,038	$7,087	$(9,936)	$789,434

Issuance of common stock from add-on offerings (net of offering and underwriting costs)	19,961,578	20	344,146	—	—	—	344,166
Shares issued in connection with dividend reinvestment plan	685,985	1	11,613	—	—	—	11,614
Net increase in stockholders' equity resulting from operations	—	—	—	94,949	6,544	(10,661)	90,832
Dividend declared ($1.66 per share)	—	—	—	(97,864)	(13,631)	—	(111,495)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(4,353)	2,882	1,471	—	—

Balance at December 31, 2007	72,684,090	$73	$1,136,599	$7,005	$1,471	$(20,597)	$1,124,551

Issuance of common stock from transferable rights offering (net of offering and dealer manager costs)	24,228,030	24	259,777	—	—	—	259,801
Shares issued in connection with dividend reinvestment plan	240,700	—	2,922	—	—	—	2,922
Net decrease in stockholders' equity resulting from operations	—	—	—	126,992	6,371	(272,818)	(139,455)
Dividend declared ($1.68 per share)	—	—	—	(145,098)	(7,842)	—	(152,940)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(3,340)	3,464	(124)	—	—

Balance at December 31, 2008	97,152,820	$97	$1,395,958	$(7,637)	$(124)	$(293,415)	$1,094,879

Issuance of common stock from August add-on offering (net of offering and underwriting costs)	12,439,908	13	109,073	—	—	—	109,086
Shares issued in connection with dividend reinvestment plan	351,946	—	4,025	—	—	—	4,025
Net increase in stockholders' equity resulting from operations	—	—	—	133,406	(19,420)	88,707	202,693
Dividend declared ($1.47 per share)	—	—	—	(128,210)	(24,585)	—	(152,795)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(18,598)	5,584	13,014	—	—

Balance at December 31, 2009	109,944,674	$110	$1,490,458	$3,143	$(31,115)	$(204,708)	$1,257,888

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollar amounts in thousands)

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
OPERATING ACTIVITIES:
Net increase (decrease) in stockholders' equity resulting from operations	$202,693	$(139,455)	$90,832
Adjustments to reconcile net increase (decrease) in stockholders' equity resulting from operations to net cash provided (used) by operating activities:
Realized gain from extinguishment of debt	(26,543)	—	—
Net realized losses (gains) from investment and foreign currency transactions	45,963	(6,557)	(6,544)
Net unrealized losses (gains) from investment and foreign currency transactions	(88,707)	272,818	10,661
Net accretion of discount on securities	(2,554)	(1,307)	(1,266)
Increase in accrued payment-in-kind dividends and interest	(40,761)	(32,816)	(16,231)
Amortization of debt issuance costs	4,198	2,210	1,858
Depreciation	672	503	410
Proceeds from sale and redemption of investments	461,808	497,285	725,181
Purchases of investments	(575,046)	(925,945)	(1,311,301)
Changes in operating assets and liabilities:
Interest receivable	(8,165)	6,183	(13,609)
Other assets	(709)	(2,009)	(917)
Management and incentive fees payable	33,506	19,948	556
Accounts payable and accrued expenses	7,126	1,035	3,488
Interest and facility fees payable	(1,224)	(900)	2,725

Net provided (used) by operating activities	12,257	(309,007)	(514,157)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	109,086	259,801	344,166
Borrowings on debt	477,403	951,000	713,350
Repayments on credit facility payable	(392,136)	(721,200)	(513,000)
Credit facility financing costs	(7,192)	(3,139)	(875)
Dividends paid in cash	(189,574)	(109,214)	(99,882)

Net cash provided by financing activities	(2,413)	377,248	443,759

CHANGE IN CASH AND CASH EQUIVALENTS	9,844	68,241	(70,398)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	89,383	21,142	91,540

CASH AND CASH EQUIVALENTS, END OF PERIOD	$99,227	$89,383	$21,142

Supplemental Information:
Interest paid during the period	$19,963	$34,421	$31,752
Taxes paid during the period	$818	$1,601	$1,272
Dividends declared during the period	$152,795	$152,940	$111,495

See accompanying notes to consolidated financial statements.

 ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2009

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

        We are externally managed by Ares Capital Management LLC (the "investment adviser"), an affiliate of Ares Management LLC ("Ares Management"), an independent international investment management firm. Ares Operations LLC ("Ares Operations" or the "administrator"), an affiliate of Ares Management, provides the administrative services necessary for us to operate (the "Administration Agreement").

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

        In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the gains or losses that would be realized based on the valuations currently assigned.

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

        Effective January 1, 2008, the Company adopted Accounting Standards Codification ("ASC") 820-10 (previously Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157")), which expands the application of fair value accounting for investments (see Note 9 to the consolidated financial statements).

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

        Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management's judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. The Company may make exceptions to this if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2009, 2.51% of total investments at amortized cost (or 0.48% at fair value), were on non-accrual status. As of December 31, 2008, 4.4% of total investments at amortized cost or (1.6% at fair value), were placed on non-accrual status.

  Payment-in-Kind Interest

        The Company has loans in its portfolio that contain a payment-in-kind ("PIK") provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company's status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. For the years ended December 31, 2009, 2008 and 2007, $40,761, $32,816 and $16,231, respectively, in PIK income were recorded.

  Capital Structuring Service Fees and Other Income

        The Company's investment adviser seeks to provide assistance to our portfolio companies in connection with the Company's investments and in return the Company may receive fees for capital structuring services. These fees are generally only available to the Company as a result of the Company's underlying investments, are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Company's investment adviser provides vary by investment, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from multiple equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice, which concludes upon closing of the investment. Any services of the above nature subsequent to the closing would generally generate a separate fee payable to the Company. In certain instances where the Company is invited to participate as a co-lender in a transaction and does not provide significant services in connection with the investment, a portion of loan fees paid to the Company in such situations will be deferred and amortized over the estimated life of the loan. The Company's investment adviser may also take a seat on the board of directors of a portfolio company, or observe the meetings of the board of directors without taking a formal seat.

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

  Offering Expenses

        The Company's offering costs, excluding underwriter's fees, are charged against the proceeds from equity offerings when received. For the years ended December 31, 2009, 2008 and 2007, the Company incurred approximately $806, $1,414, and $900 in offering costs, respectively.

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

        Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended December 31, 2009 and 2008, a net benefit of $30 and $100, respectively, were recorded for U.S. Federal excise tax. For the year ended December 31, 2007, provisions of approximately $100 was recorded for U.S. Federal excise tax.

        Certain of our wholly owned subsidiaries are subject to U.S. Federal and state income taxes. For the year ended December 31, 2009 and 2008 we recorded a tax provision of approximately $600 and $100, respectively, for these subsidiaries. For the year ended December 31, 2007, we recorded a tax benefit of $900 for these subsidiaries.

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

  New Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued ASC 860 (previously SFAS No. 166, Accounting for Transfer of Financial Assets, which amends the guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). It eliminates the concept of qualifying special-purpose entities ("QSPEs"), creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria of the previous guidance, revises how retained interests are initially measured, and removes the guaranteed mortgage securitization recharacterization provisions. ASC 860 requires additional year-end and interim disclosures for public and nonpublic companies that are similar to the disclosures required by FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. ASC 860 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2009 (January 1, 2010 for calendar year-end companies), and for subsequent interim and annual reporting periods. ASC 860's disclosure requirements must be applied to transfers that occurred before and after its effective date. Early adoption of ASC 860 is prohibited. We are currently evaluating the effect that the provisions of ASC 860 may have on our financial condition and results of operations.

        In June 2009, FASB issued ASC 810 (previously SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends the guidance in FASB Interpretation No. ("FIN") 46(R), Consolidation of Variable Interest Entities). It requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining the primary beneficiary of a variable interest entity (a "VIE") from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. ASC 810 requires additional year-end and interim disclosures for public and non-public companies that are similar to the disclosures required by FSP FAS 140-4 and FIN 46(R)-8. ASC 810 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2009 (January 1, 2010 for calendar year-end companies), and for subsequent interim and annual reporting periods. All QSPE's and entities currently subject to FIN 46(R) will need to be reevaluated under the amended consolidation requirements as of the beginning of the first annual reporting period that begins after November 15, 2009. Early adoption of ASC 810 is prohibited. The FASB agreed at its January 27, 2010 meeting to issue an Accounting Standards Update to finalize its proposal to indefinitely defer ASC 810 for reporting enterprises' interests in entities that either have all of the characteristics of investments companies or for which it is industry practice to apply measurement principles for financial reporting purposes consistent with those that apply to investment companies. The provisions of ASC 810 will not have any impact on our financial condition or results of operations.

        In June 2009, FASB issued ASC 2005, (previously SFAS NO. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP")—a replacement of FASB Statement No. 162 ("Codification")). This Codification will become the source of authoritative U.S. GAAP recognized by FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In order to ease the transition to the Codification, the Company has provided the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

        In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements. ASU 2010-06 adds new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation, entities will be required to provide fair value measurement disclosures for each class of assets and liabilities, and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. Adoption of ASU 2010-06 is not expected to have a significant impact on the Company's financial condition and results of operations.

3.     AGREEMENTS

  Investment Advisory and Management Agreement

        The Company is party to an investment advisory and management agreement (the "investment advisory and management agreement") with Ares Capital Management. Subject to the overall supervision of our board of directors, Ares Capital Management provides investment advisory services to the Company. For providing these services, Ares Capital Management receives a fee from us, consisting of two components—a base management fee and an incentive fee. Ares Capital Management has committed to defer up to $15 million in base management and incentive fees for each of the first two years following the Allied Acquisition if certain earnings targets are not met. We cannot assure you that the Allied Acquisition will be consummated.

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

        Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed "hurdle rate" of 2% per quarter. If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for our investment adviser to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. Our pre-incentive fee net investment income used to calculate this part of the incentive fee is also included in the amount of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds) used to calculate the 1.5% base management fee.

        We pay the investment adviser an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

  •
  no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle rate;

  •
  100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5% in any calendar quarter. We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 2.5%) as the "catch-up" provision. The catch-up is meant to provide our investment adviser with 20% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 2.5% in any calendar quarter; and

  •
  20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.50% in any calendar quarter.

        These calculations are adjusted for any share issuances or repurchases during the quarter.

        The second part of the incentive fee (the "Capital Gains Fee"), is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and management agreement, as of the termination date) and is calculated at the end of each applicable year by subtracting (a) the sum of our cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (b) our cumulative aggregate realized capital gains, in each case calculated from October 8, 2004. If such amount is positive at the end of such year, then the Capital Gains Fee for such year is equal to 20% of such amount, less the aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee for such year.

        The cumulative aggregate realized capital gains are calculated as the sum of the differences, if positive, between (a) the net sales price of each investment in our portfolio when sold and (b) the accreted or amortized cost basis of such investment.

        The cumulative aggregate realized capital losses are calculated as the sum of the amounts by which (a) the net sales price of each investment in our portfolio when sold is less than (b) the accreted or amortized cost basis of such investment.

        The aggregate unrealized capital depreciation is calculated as the sum of the differences, if negative, between (a) the valuation of each investment in our portfolio as of the applicable Capital Gains Fee calculation date and (b) the accreted or amortized cost basis of such investment.

        We defer cash payment of any incentive fee otherwise earned by the investment adviser if during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made the sum of (a) the aggregate distributions to our stockholders and (b) the change in net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) is less than 8.0% of our net assets at the beginning of such period. These calculations were appropriately pro rated during the first three calendar quarters following October 8, 2004 and are adjusted for any share issuances or repurchases.

        For the year ended December 31, 2009, we incurred $30,409 in base management fees, $33,332 in incentive management fees related to pre-incentive fee net investment income and no incentive management fees related to realized capital gains. As of December 31, 2009, $66,495 was unpaid and included in "management and incentive fees payable" in the accompanying consolidated balance sheet, including $49,019 of incentive management fees that had been previously deferred pursuant to the investment and advisory agreement. The payment of incentive management fees that were deferred as of December 31, 2009 pursuant to the investment advisory and management agreement, will be paid in the first quarter of 2010.

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

  Administration Agreement

        The Company is party to a separate administration agreement, referred to herein as the administration agreement, with our administrator, Ares Operations. Our board of directors approved the continuation of our administration agreement on May 4, 2009, which extended the term of the agreement until June 1, 2010. Pursuant to the administration agreement, Ares Operations furnishes us with office equipment and clerical, bookkeeping and record keeping services. Under the administration agreement, Ares Operations also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Operations assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement are equal to an amount based upon our allocable portion of Ares Operations' overhead in performing its obligations under the administration agreement, including our allocable portion of the cost of our officers (including our chief compliance officer, chief financial officer, secretary and treasurer) and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60 days' written notice to the other party.

        For the years ended December 31, 2009, 2008 and 2007, we incurred $4,009, $2,701 and $997, respectively, in administrative fees. As of December 31, 2009, $1,104 was unpaid and included in "accounts payable and accrued expenses" in the accompanying consolidated balance sheet.

4.     EARNINGS PER SHARE

        The following information sets forth the computations of basic and diluted net increase in stockholders' equity per share resulting from the years ended December 31, 2009, 2008 and 2007 (dollar amounts in thousands except share and per share data):

	2009	2008	2007
Numerator for basic and diluted net (decrease) increase in stockholders' equity resulting from operations per share:	$202,693	$(139,455)	$90,832
Denominator for basic and diluted net (decrease) increase in stockholders' equity resulting from operations per share:	101,719,800	89,666,243	67,676,498
Basic and diluted net (decrease) increase in stockholders' equity resulting from operations per share:	$1.99	$(1.56)	$1.34

        In accordance with ASC 260-10 (previously SFAS No, 128, Earnings per Share), the weighted average shares of common stock outstanding used in computing basic and diluted net increase in stockholders' equity resulting from operations per share for the years ended December 31, 2008 and 2007 have been adjusted retroactively by a factor of 1.02% to recognize the bonus element associated with rights to acquire shares of common stock that we issued to stockholders of record as of March 24, 2008 in connection with a transferable rights offering.

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

        For the year ended December 31, 2009, the Company funded $290.6 million aggregate principal amount of senior term debt, $59.5 million aggregate principal amount of senior subordinated debt, $165.0 million for the investment in the Senior Secured Loan Fund (see Note 12) and $61.0 million of investments in equity securities.

        In addition, for the year ended December 31, 2009, $283.4 million aggregate principal amount of senior term debt, $202.4 million of senior subordinated debt and $29.4 of investments in equity securities were sold or redeemed.

        As of December 31, 2009, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$99,227	$99,227
Senior term debt	1,152,462	1,072,149
Senior subordinated debt	658,787	595,668
Senior Secured Loan Fund	165,000	165,000
Equity securities	344,454	287,614
Collateralized debt obligations	55,681	51,383

Total	$2,475,611	$2,271,041

        As of December 31, 2008, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$89,383	$89,383
Senior term debt	1,165,460	1,055,089
Senior subordinated debt	737,072	619,491
Equity securities	309,061	247,997
Collateralized debt obligations	56,000	50,400

Total	$2,356,976	$2,062,360

        The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt using the effective interest method.

        The industrial and geographic compositions of our portfolio at fair value at December 31, 2009 and December 31, 2008 were as follows:

	As of December 31,
	2009	2008
Industry
Health Care	18.3%	20.2%
Financial	16.2	7.0
Education	10.1	11.1
Other Services	8.2	7.4
Restaurants	7.8	3.6
Beverage/Food/Tobacco	6.1	12.3
Retail	5.9	5.7
Business Services	5.8	6.7
Manufacturing	3.8	3.8
Consumer Products	3.2	3.0
Aerospace and Defense	2.8	3.0
Printing/Publishing/Media	2.6	3.8
Telecommunications	1.8	2.0
Environmental Services	1.5	4.1
Cargo Transport	1.4	1.4
Computers/Electronics	1.4	1.2
Health Clubs	1.1	1.2
Containers/Packaging	1.0	1.4
Grocery	0.9	1.0
Homebuilding	0.1	0.1

Total	100.0%	100.0%

	As of December 31,
	2009	2008
Geographic Region
West	24.8%	18.3%
Mid-Atlantic	22.2	21.0
Southeast	19.7	22.2
Midwest	19.7	20.6
International	10.4	14.1
Northeast	3.2	3.8

Total	100.0%	100.0%

6.     INCOME TAXES

        The following reconciles net increase in stockholders' equity resulting from operations to taxable income for the year ended December 31, 2009:

Net increase in stockholders' equity resulting from operations	$202,693
Net unrealized gain on investments transactions not taxable	(88,707)
Other income not currently taxable	(2,314)
Other taxable income	7,650
Expenses not currently deductible	8,327
Other deductible expenses	(27,062)

Taxable income before deductions for distributions	$100,587

        During the year ended December 31, 2009, as a result of permanent book-to-tax differences primarily due to the recharacterization of distributions, differences in the book and tax basis of investments sold, dividends paid by portfolio companies to the Company in excess of portfolio company earnings and nondeductible federal taxes, the Company increased accumulated undistributed net investment income by $5,584, increased accumulated net realized gain (loss) on sale of investments by $13,014 and decreased capital in excess of par value by $18,598. Aggregate stockholders' equity was not affected by this reclassification. As of December 31, 2009, the cost of investments for tax purposes was $2,373,691 resulting in a gross unrealized appreciation and depreciation of $86,994 and $288,873, respectively.

        For income tax purposes, dividends and distributions paid to stockholders are reported as ordinary income, non-taxable, capital gains, or a combination thereof. Dividends or distributions paid per common share for the year ended December 31, 2009 were taxable as follows (unaudited):

Ordinary income	$146,224
Capital gains	—
Return of capital	6,571

Total	$152,795

        The following reconciles net increase in stockholders' equity resulting from operations to taxable income for the year ended December 31, 2008:

Net increase in stockholders' equity resulting from operations	$(139,455)
Net unrealized loss on investments transactions not taxable	272,818
Other income not currently taxable	(1,008)
Other taxable income	1,351
Expenses not currently deductible	28,146
Other deductible expenses	(1,547)

Taxable income before deductions for distributions	$160,305

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

        For income tax purposes, distributions paid to stockholders are reported as ordinary income, non-taxable, capital gains, or a combination thereof. Dividends paid per common share for the year ended December 31, 2007 were taxable as follows (unaudited):

Ordinary income	$106,600
Capital gains	4,895
Return of capital	—

Total	$111,495

7.     COMMITMENTS AND CONTINGENCIES

        As of December 31, 2009 and 2008, the Company had the following commitments to fund various revolving senior secured and subordinated loans:

	As of December 31,
	2009	2008
Total revolving commitments	$136,800	$419,000
Less: funded commitments	(37,200)	(139,600)

Total unfunded commitments	99,600	279,400
Less: commitments substantially at discretion of the Company	(4,000)	(32,400)
Less: unavailable commitments due to borrowing base or other contractual restrictions	(16,200)	(64,500)

Total net adjusted unfunded revolving commitments	$79,400	$182,500

        Of the total commitments as of December 31, 2009, $35,300 extend beyond the maturity date for our Revolving Credit Facility (as defined in Note 8). Included within the total commitments as of December 31, 2009 are commitments to issue up to $31,900 in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of December 31, 2009, the Company had $15,800 in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability. Of these letters of credit, $5,700 expire in March 2010, $100 expire in June 2010, $3,300 expire in July 2010, $200 expire in August 2010, $5,100 expire in September 2010 and $1,400 expire in December 2010.

        As of December 31, 2009 and 2008, the Company was subject to subscription agreements to fund equity investments in private equity investment partnerships, substantially all at the discretion of the Company, as follows:

	As of December 31,
	2009	2008
Total private equity commitments	$428,300	$428,300
Total unfunded private equity commitments	$415,400	$423,600

8.     BORROWINGS

        In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of December 31, 2009 our asset coverage for borrowed amounts was 230%.

        Our debt obligations consisted of the following as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Outstanding	Total Available(1)	Outstanding	Total Available(1)
Revolving Credit Facility	$474,144	$525,000	$114,300	$510,000
CP Funding Facility	221,569	221,569	480,486	350,000
CP Funding II Facility	—	200,000	—	—
Debt Securitization	273,752	274,981	314,000	314,000

	$969,465	$1,221,550	$908,786	$1,174,000

(1)
Subject to borrowing base and leverage restriction

        The weighted average interest rate of all our debt obligations as of December 31, 2009 and December 31, 2008 was 2.05% and 3.03%, respectively.

  CP Funding Facility

        In October 2004, we formed Ares Capital CP Funding LLC ("Ares Capital CP"), a wholly owned subsidiary of the Company, through which we established a revolving facility (as amended, the "CP Funding Facility") that, as of December 31, 2009, allowed Ares Capital CP to issue up to $350,000 (see Note 18) of variable funding certificates ("VFC"). As part of the CP Funding Facility, we are subject to limitations as to how borrowed funds may be used including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of VFC that we may issue from time to time. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge offs, violation of which could result in the early amortization of the CP Funding Facility and limit further advances under the CP Funding Facility and in some cases could be an event of default. The CP Funding is also subject to a borrowing base that applies different advance rates to assets held in Ares Capital CP. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the CP Funding Facility. As of December 31, 2009, there was $221,569 outstanding under the CP Funding Facility and the Company continues to be in compliance with all of the limitations and requirements of the CP Funding Facility. As of December 31, 2008, there was $114,300 outstanding under the CP Funding Facility.

        On May 7, 2009, the Company and Ares Capital CP entered into an amendment that, among other things, converted the CP Funding Facility from a revolving facility to an amortized facility, extended the maturity from July 21, 2009 to May 7, 2012, reduced the availability from $350,000 to $225,000 (with a reduction in the outstanding balance required by each of December 31, 2010 and December 31, 2011) and decreased the advance rates applicable to certain types of eligible loans. In addition, the interest rate charged on the CP Funding Facility was increased from the commercial paper rate plus 2.50% to the commercial paper, Eurodollar or adjusted Eurodollar rate, as applicable, plus 3.50% (see Note 18) and the commitment fee requirement was removed. The Company paid a renewal fee of 1.25% of the total facility amount, or $2,813.

        As of December 31, 2009, the CP Funding Facility was secured by all of the assets held by Ares Capital CP, which as of December 31, 2009 consisted of 36 investments.

        The interest charged on the VFC was payable quarterly and was based on either the commercial paper, Eurodollar or adjusted Eurodollar rate (see Note 18). As of December 31, 2009, the rate in effect was one month LIBOR, which was 0.23%. For the years ended December 31, 2009, 2008 and 2007, the average interest rates (i.e. rate in effect plus the spread) were 3.76%, 5.19% and 6.12%, respectively. For the years ended December 31, 2009, 2008 and 2007, the average outstanding balances were $179,443, $82,540 and $88,296, respectively.

        For the years ended December 31, 2009, 2008 and 2007 the interest expense incurred was $6,751, $4,280 and $5,483, respectively. Cash paid for interest expense during the years ended December 31, 2009, 2008 and 2007 was $6,501, $3,754 and $4,285, respectively.

        Prior to May 7, 2009, the Company was required to pay a commitment fee for any unused portion of the CP Funding Facility equal to 0.5% per annum for any unused portion of the CP Funding Facility. Prior to July 22, 2008, the commitment fee was 0.125% per annum calculated based on an amount equal to $200,000 less the borrowings outstanding under the CP Funding Facility. For the years ended December 31, 2009, 2008 and 2007, the commitment fees incurred were $443, $625 and $141, respectively.

        See Note 18 for more information on the CP Funding Facility and its combination with the CP Funding II Facility.

  Revolving Credit Facility

        In December 2005, we entered into a senior secured revolving credit facility (as amended and restated, the "Revolving Credit Facility"), under which, as of December 31, 2009, the lenders agreed to extend credit to the Company in an aggregate principal amount not exceeding $525,000 at any one time outstanding (see Note 18). As of December 31, 2009, the Revolving Credit Facility was scheduled to expire on December 28, 2010 and with certain exceptions was secured by substantially all of the assets in our portfolio (other than investments held by Ares Capital CP under the CP Funding Facility, investments held by Ares Capital CP II under the CP Funding II Facility and those held as a part of the Debt Securitization, discussed below), which consisted of 159 investments.

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

        In addition to the asset coverage ratio described above, borrowings under the Revolving Credit Facility (and the incurrence of certain other permitted debt) will be subject to compliance with a borrowing base that will apply different advance rates to different types of assets in our portfolio. The Revolving Credit Facility also includes an "accordion" feature that, as of December 31, 2009, allowed us to increase the size of the Revolving Credit Facility to a maximum of $765,000 under certain circumstances. The Revolving Credit Facility also includes usual and customary events of default for senior secured revolving credit facilities of this nature. As of December 31, 2009, there was $474,144 outstanding under the Revolving Credit Facility and the Company continues to be in compliance with all of the limitations and requirements of the Revolving Credit Facility. As of December 31, 2008, there was $480,486 outstanding under the Revolving Credit Facility.

        The interest charged under the Revolving Credit Facility was generally based on LIBOR (one, two, three or six month) plus 1.00% (see Note 18). As of December 31, 2009, the one, two, three and six month LIBOR were 0.23%, 0.24%, 0.25% and 0.43%, respectively. For the year ended December 31, 2009 the average interest rate was 2.07%, the average outstanding balance was $410,947, the interest expense incurred was $8,507 and the cash paid for interest expense was $9,758. As of December 31,

2008, the one, two, three and six month LIBOR were 0.44%,1.10%,1.43% and 1.75%, respectively. For the year ended December 31, 2008 the average interest rate was 4.17%, the average outstanding balance was $422,614, the interest expense incurred was $17,610 and the cash paid for interest expense was $18,787. For the year ended December 31, 2007 the average interest rate was 6.50%, the average outstanding balance was $177,526, the interest expense incurred was $11,532 and the cash paid for interest expense was $9,918. The Company is also required to pay a commitment fee of 0.20% for any unused portion of the Revolving Credit Facility (see Note 18). For the years ended December 31, 2009, 2008 and 2007, the commitment fees incurred were $175, $224 and $304, respectively.

        The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. As of December 31, 2009, the Company had $24,000 in standby letters of credit issued through the Revolving Credit Facility. As of December 31, 2008, the Company had $16,700 in standby letters of credit issued through the Revolving Credit Facility.

        As of December 31, 2009, the Company had a non-U.S. borrowing on the Revolving Credit Facility denominated in Canadian dollars. As of December 31, 2009 and 2008, unrealized appreciation on this borrowing was $1,409 and $3,365, respectively.

        See Note 18 for more information on the recent amendment and restatement of the Revolving Credit Facility.

  CP Funding II Facility

        On July 21, 2009, we entered into an agreement with Wachovia Bank N.A. ("Wachovia") to establish a new revolving facility (the "CP Funding II Facility") whereby Wachovia agreed to extend credit to us in an aggregate principal amount not exceeding $200,000 at any one time outstanding (see Note 18). The CP Funding II Facility was scheduled to expire on July 21, 2012 (plus two one-year extension options, subject to mutual consent) and the interest charged on the CP Funding II Facility was based on LIBOR plus 4.00%. As of December 31, 2009, there were no amounts outstanding on the CP Funding II Facility. For the year ended December 31, 2009, there was no interest expense incurred. As of December 31, 2009, we were also required to pay a commitment fee on any unused portion of the CP Funding II Facility of between 0.50% and 2.50% depending on the usage level and paid a structuring fee of 1.5% of the total facility amount, or $3,000. For the year ended December 31, 2009, the commitment fee incurred was $456.

        See Note 18 for more information on the CP Funding II Facility and its combination with the CP Funding Facility.

  Debt Securitization

        In July 2006, through our wholly owned subsidiary, ARCC CLO 2006 LLC ("ARCC CLO"), we completed a $400,000 debt securitization (the "Debt Securitization") and issued approximately $314,000 principal amount of asset-backed notes (including $50,000 revolving notes, $48,772 of which was drawn down as of December 31, 2009) (the "CLO Notes") to third parties that are secured by a pool of middle market loans that were purchased or originated by the Company. The CLO Notes are included in the December 31, 2009 consolidated balance sheet. We retained approximately $86,000 of aggregate principal amount of certain BBB and non-rated securities in the Debt Securitization at the time of issuance.

        During the year ended December 31, 2009, we repurchased, in several open market transactions, $34,790 of CLO Notes consisting of $14,000 of the Class B and $20,790 of the Class C Notes for the total purchase price of $8,247. As a result of these purchases, we recognized a $26,543 gain on the extinguishment of debt and as of December 31, 2009, we held an aggregate principal amount of

$120,790 of CLO Notes (the "Retained Notes"), in total. The CLO Notes mature on December 20, 2019, and, as of December 31, 2009, there was $273,752 outstanding under the Debt Securitization (excluding the Retained Notes). The blended pricing of the CLO Notes, excluding fees, is approximately 3-month LIBOR plus 27 basis points.

        The classes, amounts, ratings and interest rates (expressed as a spread to LIBOR) of the CLO Notes are as follows:

Class	Amount (millions)	Rating (S&P/ Moody's)	LIBOR Spread (basis points)
A-1A	$73.2	AAA/Aaa	25
A-1A VFN(1)	48.8	AAA/Aaa	28
A-1B	14.0	AAA/Aa2	37
A-2A	72.6	AAA/Aaa	22
A-2B	33.0	AAA/Aa1	35
B	9.0	AA/A1	43
C	23.2	A/Baa3	70

Total	$273.8

(1)
Revolving class, all of which was drawn as of December 31, 2009.

        During the first five years from the closing date, principal collections received on the underlying collateral may be used to purchase new collateral, allowing us to maintain the initial leverage in the securitization for the entire five-year period. Under the terms of the securitization, up to 15% of the collateral may be subordinated loans that are neither first nor second lien loans.

        The Class A-1A VFN Notes are a revolving class of secured notes and allow us to borrow and repay AAA/Aaa financing over the initial five-year period thereby providing more efficiency in funding costs. All of the notes are secured by the assets of ARCC Commercial Loan Trust 2006, including commercial loans totaling $308.1 million as of the closing date, which were sold to the trust by the Company, the originator and servicer of the assets. As of December 31, 2009, there were 51 investments securing the notes. Additional commercial loans have been purchased by the trust from the Company primarily using the proceeds from the Class A-1A VFN Notes. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

        The interest charged under the Debt Securitization is based on 3-month LIBOR which as of December 31, 2009 was 0.25% and as of December 31, 2008 was 1.43%. For the years ended December 31, 2009, 2008 and 2007, the effective average interest rates were 1.26%, 3.68% and 5.82%, respectively. For the years ended December 31, 2009, 2008 and 2007, we incurred $3,568, $11,556 and $17,528 of interest expense, respectively. For the years ended December 31, 2009, 2008 and 2007, the cash paid for interest was $3,704, $11,881 and $17,513, respectively. The Company is also required to pay a commitment fee of 0.175% for any unused portion of the Class A-1A VFN Notes. For the years ended December 31, 2009 and 2008, there were no commitment fees incurred on these notes. For the year ended December 31, 2007, the commitment fee incurred was $23 on these notes.

9.     FAIR VALUE OF FINANCIAL INSTRUMENTS

        Effective January 1, 2008, the company adopted ASC 825-10 (previously SFAS No. 159, the Fair Value Option for Financial Assets and Liabilities), which provides companies the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company's choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. The Company has not elected the ASC 25-10 option to report selected financial assets and liabilities at fair value. As a result, with the exception of the line items entitled "other assets" and "debt," which are reported at cost, all assets and liabilities approximate fair value on the balance sheet. The carrying value of the line items entitled "interest receivable," "receivable for open trades," "payable for open trades," "accounts payable and accrued expenses," "management and incentive fees payable" and "interest and facility fees payable" approximate fair value due to their short maturity.

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

        In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the gains or losses that would be realized based on the valuations currently assigned.

        The following table presents fair value measurements of cash and cash equivalents and investments as of December 31, 2009:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$99,227	$99,227	$—	$—
Investments	$2,171,814	$—	$5,127	$2,166,687

        The following tables present changes in investments that use Level 3 inputs for the year ended December 31, 2009:

For the Year Ended December 31, 2009
Balance as of December 31, 2008	$1,862,462
Net unrealized gains (losses)	41,229
Net purchases, sales or redemptions	164,105
Net transfers in and/or out of Level 3	98,891

Balance as of December 31, 2009	$2,166,687

        As of December 31, 2009, the net unrealized loss on the investments that use Level 3 inputs was $198,895.

        Following are the carrying and fair values of our debt instruments as of December 31, 2009 and December 31, 2008. Fair value is estimated by discounting remaining payment using applicable current market rates which take into account changes in the Company's marketplace credit ratings.

	As of December 31, 2009		As of December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility	$474,144	$447,000	$480,486	$462,000
CP Funding Facility	221,569	226,000	114,300	113,000
Debt Securitization	273,752	217,000	314,000	148,000

	$969,465	$890,000	$908,786	$723,000

10.   DERIVATIVE INSTRUMENTS

        In October 2008, we entered into a two-year interest rate swap agreement to mitigate our exposure to adverse fluctuations in interest rates for a total notional amount of $75 million. Under the interest rate swap agreement, we will pay a fixed interest rate of 2.985% and receive a floating rate based on the prevailing three-month LIBOR. As of December 31, 2009, the 3-month LIBOR was 0.25%. For the years ended December 31, 2009 and 2008, we recognized $423 and $(2,164), respectively, in unrealized appreciation (depreciation) related to this swap agreement. As of December 31, 2009 and December 31, 2008, this swap agreement had a fair value of $(1,741) and $(2,164), respectively, which is included in the "accounts payable and other liabilities" in the accompanying consolidated balance sheet.

11.   RELATED PARTY TRANSACTIONS

        In accordance with the investment advisory and management agreement, we bear all costs and expenses of the operation of the Company and reimburse the investment adviser for all such costs and expenses incurred in the operation of the Company. For the years ended December 31, 2009, 2008 and 2007 the investment adviser incurred such expenses totaling $2,461, $2,292 and $1,985, respectively. As of December 31, 2009, $160 was unpaid and such payable is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

        We rent office space directly from a third party pursuant to a lease that expires on February 27, 2011. In addition, we have entered into a sublease agreement with Ares Management whereby Ares Management subleases approximately 25% of our office space for a fixed rent equal to 25% of the basic annual rent payable by us under this lease, plus certain additional costs and expenses. For the years ended December 31, 2009, 2008 and 2007, such amounts payable to the Company totaled $652, $253 and $269, respectively.

        As of December 31, 2009, Ares Investments, an affiliate of Ares Management, (the sole member of our investment adviser) owned 2,859,882 shares of the Company's common stock representing approximately 2.6% of the total shares outstanding as of December 31, 2009.

        See Notes 3, 12 and 13 for descriptions of other related party transactions.

12.   IVY HILL ASSET MANAGEMENT, LP AND OTHER MANAGED FUNDS

        In November 2007, we established Ivy Hill Asset Management, L.P. ("IHAM") to serve as a manager for our first middle market credit fund, Ivy Hill Middle Market Credit Fund, Ltd. ("Ivy Hill I"). From inception until the second quarter of 2009, IHAM's financial results were consolidated with those of the Company. In June 2009, because of a shift in activity from being primarily a manager with no dedicated employees and of funds in which the Company has invested debt and equity, to a manager with individuals dedicated to managing an increasing number of third party funds for which the Company has limited or no investment, we concluded that GAAP requires the financial results of IHAM to be reported as a portfolio company in our schedule of investments rather than as a consolidated subsidiary in the Company's financial results. The Company made an equity investment of $3,816 into IHAM in June 2009.

        In December 2009, the Company made an incremental investment in IHAM to facilitate IHAM's acquisition of Allied Capital's management rights in respect of, and interests in, the Allied Capital Senior Debt Fund, L.P. (now referred to as Ivy Hill Senior Debt Fund, L.P. "Ivy Hill SDF"), of approximately $33 million in cash. Ivy Hill SDF currently has approximately $274 million of committed capital invested primarily in first lien loans and, to a lesser extent, second lien loans of middle-market companies. IHAM manages Ivy Hill SDF and receives fee income and is entitled to potential equity distributions in respect of interests that it acquired in Ivy Hill SDF.

        IHAM receives a 0.50% management fee on the average total assets of Ivy Hill I as compensation for managing this fund. For the years ended December 31, 2009, 2008 and 2007, the Company earned $900, $1,482 and $45, respectively, in management fees from IHAM's management of Ivy Hill I prior to IHAM's conversion to a portfolio company in June 2009. Ivy Hill I primarily invests in first and second lien bank debt of middle market companies. Ivy Hill I was initially funded with $404,000 of capital including a $56,000 investment by the Company consisting of $40,000 million of Class B notes and $16,000 of subordinated notes. For the years ended December 31, 2009, 2008 and 2007, the Company earned $5,742, $5,427 and $500, respectively, from its investments in Ivy Hill I.

        Ivy Hill I purchased investments from the Company of $18,000 and $68,000 during the years ended December 31, 2009 and 2008, respectively, and may from time to time buy additional investments from the Company. There was a loss of $20 recognized by the Company on these transactions.

        In November 2008, the Company established a second middle market credit fund, Ivy Hill Middle Market Credit Fund II, Ltd. ("Ivy Hill II" and, together with Ivy Hill SDF and Ivy Hill I, the "Ivy Hill Funds"), which is also managed by IHAM. IHAM receives a 0.50% management fee on the average total assets of Ivy Hill II as compensation for managing this fund. Ivy Hill II primarily invests in second lien and subordinated bank debt of middle market companies. Ivy Hill II was established with an initial commitment of $250,000 of subordinated notes, of which $125,000 has been funded, and may grow over time with leverage. Ivy Hill II purchased $28,000 of investments from the Company during the year ended December 31, 2009. A loss of $1,388 was recorded on these transactions. For the year ended December 31, 2009, the Company earned $365 in management fees from IHAM's management of Ivy Hill II prior to IHAM's conversion to a portfolio company in June 2009.

        In addition to the Ivy Hill Funds, IHAM also serves as the sub-adviser/sub-manager to four other funds including Firstlight Financial Corporation, a portfolio company of the Company.

        For the year ended December 31, 2009, the Company received $3,120 in distributions from IHAM consisting of $2,390 of dividend income and an $730 return of the Company's investment which resulted in a $494 realized gain. As of December 31, 2009, the Company had an unrealized gain of $3,643 on its investment in IHAM.

        Beginning in November 2008, IHAM, was party to a separate services agreement, referred to herein as the "services agreement," with Ares Capital Management. Pursuant to the services agreement, Ares Capital Management provides IHAM with office facilities, equipment, clerical, bookkeeping and record keeping services, services of investment professionals and others to perform investment advisory, research and related services, services of, and oversight of, custodians, depositories, accountants, attorneys, underwriters and such other persons in any other capacity deemed to be necessary. Under the services agreement, IHAM reimburses Ares Capital Management for all of the costs associated with such services, including Ares Capital Management's allocable portion of overhead and the cost of its officers and respective staff in performing its obligations under the services agreement. The services agreement may be terminated by either party without penalty upon 60 days' written notice to the other party. For the years ended December 31, 2009 and 2008, IHAM incurred such expenses payable to the Investment Adviser of $538 and $244, respectively.

        In October 2009, we completed our acquisition of Allied Capital's (as defined) interests in the Senior Secured Loan Fund ("SL Fund") for $165 million. The SL Fund was formed in December 2007 to invest in "unitranche" loans (loans that combine both senior and subordinated debt, generally in a first lien position) of middle-market companies and has approximately $3.6 billion of committed capital, approximately $900 million in aggregate principal amount of which is currently funded. Of the $2.7 billion of unfunded committed capital, approximately $350 million would be funded by the Company. Our investment entitles us to a coupon of LIBOR plus 8.0% plus a portion of the excess cash flow from the loan portfolio as well as certain other sourcing and management fees. Together with GE Commercial Finance Investment Advisory Services LLC, we serve as co-managers of the SL Fund for which we receive a management fee. As of December 31, 2009, SL Fund's portfolio consisted of $861.0 million of loans at par among eleven different issuers.

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

        On August 19, 2009, we completed a public add-on equity offering (the "August Add-on Offering") of 12,439,908 shares of common stock (including 1,439,908 shares purchased pursuant to the underwriters' over-allotment option) at a price of $9.25 per share, less an underwriting discount totaling approximately $0.42 per share. The shares were offered at a discount from the then most recently determined net asset value per share of $11.21 pursuant to authority granted by our common stockholders at the annual meeting of stockholders held on May 4, 2009. Total proceeds received from the August Add-on Offering, net of underwriters' discount and offering costs, were approximately $109.1 million.

        The following table summarizes the total shares issued and proceeds we received net of underwriter, dealer manager and offering costs for the years ended December 31, 2009, 2008 and 2007 (in millions, except per share amounts):

	Shares issued	Offering price per share	Proceeds net of underwriting and offering costs
2009
August 2009 public offering	12.4	$9.25	$109.1

Total for the year ended December 31, 2009	12.4		$109.1
2008
April 2008 public offering	24.2	$11.00	$259.8

Total for the year ended December 31, 2008	24.2		$259.8
2007
August 2007 public offering	2.6	$16.30	$42.3
April 2007 public offering	15.5	$17.97	267.2
February 2007 public offering	1.4	$19.95	27.2
Underwriters over-allotment option related to December 2006 public offering	0.4	$18.50	7.5

Total for the year ended December 31, 2007	19.9		$344.2

14.   DIVIDEND

        The following table summarizes our dividends declared for the years ended December 31, 2009, 2008 and 2007 (in millions, except per share amount):

Date declared	Record date	Payment date	Per share amount	Total amount
November 5, 2009	December 15, 2009	December 31, 2009	$0.35	$38.4
August 6, 2009	September 15, 2009	September 30, 2009	$0.35	38.4
May 7, 2009	June 15, 2009	June 30, 2009	$0.35	34.1
March 2, 2009	March 16, 2009	March 31, 2009	$0.42	40.8

Total declared for 2009			$1.47	$151.7

November 6, 2008	December 15, 2008	January 2, 2009	$0.42	$40.8
August 7, 2008	September 15, 2008	September 30, 2008	$0.42	40.8
May 8, 2008	June 16, 2008	June 30, 2008	$0.42	40.8
February 28, 2008	March 17, 2008	March 31, 2008	$0.42	30.5

Total declared for 2008			$1.68	$152.9

November 8, 2007	December 14, 2007	December 31, 2007	$0.42	30.5
August 9, 2007	September 14, 2007	September 28, 2007	$0.42	30.4
May 10, 2007	June 15, 2007	June 29, 2007	$0.41	28.5
March 8, 2007	March 19, 2007	March 30, 2007	$0.41	22.1

Total declared for 2007			$1.66	$111.5

        The following table summarizes purchases we made of our common stock in the open market in order to satisfy part of the reinvestment portion of our dividends:

For the year ended	Shares repurchased	Average repurchase price
December 31, 2009	1,628,575	$6.85
December 31, 2008	1,277,118	$9.27
December 31, 2007	237,686	$15.00

15.   FINANCIAL HIGHLIGHTS

        The following is a schedule of financial highlights as of and for the years ended December 31, 2009, 2008 and 2007:

Per Share Data:	As of and for the year ended December 31, 2009	As of and for the year ended December 31, 2008	As of and for the year ended December 31, 2007
Net asset value, beginning of period(1)	$11.27	$15.47	$15.17
Issuance of common stock	(0.28)	(1.19)	0.59
Effect of antidilution (dilution)	(0.07)	0.23	—
Net investment income for period(2)	1.32	1.42	1.43
Net realized and unrealized gains (loss) for period(2)	0.67	(2.98)	(0.06)

Net (decrease) increase in stockholders' equity	1.64	(1.56)	1.37
Distributions from net investment income	(1.35)	(1.58)	(1.43)
Distributions from net realized capital gains on securities	(0.12)	(0.10)	(0.23)

Total distributions to stockholders	(1.47)	(1.68)	(1.66)

Net asset value at end of period(1)	$11.44	$11.27	$15.47

Per share market value at end of period	$12.45	$6.33	$14.63
Total return based on market value(3)	119.91%	(45.25)%	(14.76)%
Total return based on net asset value(4)	17.84%	(11.17)%	8.98%
Shares outstanding at end of period	109,944,674	97,152,820	72,684,090
Ratio/Supplemental Data:
Net assets at end of period	$1,257,888	$1,094,879	$1,124,550
Ratio of operating expenses to average net assets(5)(6)	9.78%	9.09%	9.12%
Ratio of net investment income to average net assets(5)(7)	11.72%	10.22%	9.14%
Portfolio turnover rate(5)	26%	24%	30%

(1)
The net assets used equals the total stockholders' equity on the consolidated balance sheets.

(2)
Weighted average basic per share data.

(3)
For the year ended December 31, 2009, the total return based on market value for the year ended December 31, 2009 equals the increase of the ending market value at December 31, 2009 of $12.45 per share over the ending market value at December 31, 2008 of $6.33 per share plus the declared dividends of $1.47 per share for the year ended December 31, 2009, divided by the market value at December 31, 2008. For the year ended December 31, 2008, the total return based on market value for the year ended December 31, 2008 equals the increase of the ending market value at December 31, 2008 of $6.33 per share over the ending market value at December 31, 2007 of $14.63 per share plus the declared dividends of $1.68 per share for the year ended December 31, 2008, divided by the market value at December 31, 2007. For the year ended December 31, 2007, the total return based on market value for the year ended December 31, 2007 equals the increase of the ending market value at December 31, 2007 of $14.63 per share over the ending market value at December 31, 2006 of $19.11 per share plus the declared dividends of $1.66 per share for the year ended December 31, 2007, divided by the market value at December 31, 2006. Total return based on market value is not annualized. The Company's shares fluctuate in value. The Company's performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4)
For the year ended December 31, 2009, the total return based on net asset value equals the change in net asset value during the period plus the declared dividends of $1.47 per share for the year ended December 31, 2009 divided by the beginning net asset value for the period. For the year ended December 31, 2008, the total return based on net asset value equals the change in net asset value during the period plus the declared dividends of $1.68 per share for the year ended December 31, 2008 divided by the beginning net asset value for the period. For the year ended December 31, 2007, the total return based on net asset value equals the change in net asset value during the period plus the declared dividends of $1.66 per share for the year ended December 31, 2007 divided by the beginning net asset value for the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan and the issuance of common stock in connection with any equity offerings. Total return based on net asset value is not annualized. The Company's performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)
The ratios reflect an annualized amount.

(6)
For the year ended December 31, 2009, the ratio of operating expenses to average net assets consisted of 2.67% of base management fees, 2.93% of incentive management fees, 2.13% of the cost of borrowing and other operating expenses of 2.05%. For the year ended December 31, 2008, the ratio of operating expenses to average net assets consisted of 2.45% of base management fees, 2.55% of incentive management fees, 2.93% of the cost of borrowing and other operating expenses of 1.16%. For the year ended December 31, 2007, the ratio of operating expenses to average net assets consisted of 2.27% of base management fees, 2.26% of incentive management fees, 3.55% of the cost of borrowing and other operating expenses of 1.04%. These ratios reflect annualized amounts.

(7)
The ratio of net investment income to average net assets excludes income taxes related to realized gains.

16.   ALLIED ACQUISITION

        On October 26, 2009, we entered into a definitive agreement to acquire Allied Capital Corporation ("Allied Capital") in an all stock transaction (the "Allied Acquisition") valued at $648 million, or approximately $3.47 per Allied Capital share as of October 23, 2009. As of December 31, 2009, the transaction was valued at $756 million, or approximately $4.05 per Allied Capital share as of December 31, 2009.

        Under the terms of the transaction, each Allied Capital stockholder will receive 0.325 shares of our common stock for each share of Allied Capital common stock then owned by such stockholder. In connection with the Allied Acquisition, approximately 58.3 million shares of Ares Capital common stock (not including the effect of outstanding in-the money options) will be issued to Allied Capital's existing stockholders, thereby resulting in existing Ares Capital stockholders owning approximately 70% of the combined company and existing Allied Capital stockholders owning approximately 30% of the combined company. Consummation of the Allied Acquisition is subject to Allied Capital stockholder approval, Ares Capital stockholder approval, customary regulatory approvals, certain Ares Capital and Allied Capital lender consents and other closing conditions. The transaction is expected to close by the end of the first quarter of 2010. However, there can be no assurance that the Allied Acquisition will be consummated within this time frame, or at all.

17.   LITIGATION

        A number of lawsuits have been filed by stockholders of Allied Capital challenging the Allied Acquisition. These include: (1) In re Allied Capital Corporation Litigation, Case No. 324584V (Circuit Court for Montgomery County, Maryland); (2) Sandler v. Walton, et al., Case No. 2009 CA 008123 B (Superior Court for the District of Columbia); (3) Wienecki v. Allied Capital Corporation, et al., Case No. 2009 CA 008541 B (Superior Court for the District of Columbia); and (4) Ryan v. Walton, et al., Case No. 1:10-CV-000145-RMC (United States District Court for the District of Columbia). The suits were filed after the announcement of the Allied Acquisition on October 26, 2009 either as putative stockholder class actions, shareholder derivative actions or both. All of the actions assert similar claims against the members of Allied Capital's board of directors alleging that the Merger Agreement is the product of a flawed sales process and that Allied Capital's directors breached their fiduciary duties by agreeing to a structure that was not designed to maximize the value of Allied Capital's stockholders, by failing to adequately value and obtain fair consideration for Allied Capital's shares and by improperly rejecting competing offers by Prospect Capital. They also claim that Ares Capital (and, in several cases, the merger subsidiary, and, in several other cases, Allied Capital) aided and abetted the directors' alleged breaches of fiduciary duties. In addition, in Ryan v. Walton, et al., the plaintiffs also allege violations of Rule 14a-9(a) under the Securities Exchange Act of 1934. All of the actions demand, among other things, a preliminary and permanent injunction enjoining the Allied Acquisition and rescinding the transaction or any part thereof that may be implemented.

18.   SUBSEQUENT EVENTS

        Management has evaluated subsequent events through February 24, 2010, the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of and for the years ended December 31, 2009 and 2008, except as disclosed below.

        On January 22, 2010, we entered into an agreement to amend and restate the Revolving Credit Facility. The amendment and restatement of the Revolving Credit Facility, among other things, increased the size of the facility from $525 million to $690 million (comprised of $615 million in commitments on a stand-alone basis and an additional $75 million in commitments contingent upon the closing of the Allied Acquisition), extended the maturity date to January 22, 2013 and modified pricing. Subject to certain exceptions, pricing under our prior revolving credit facility was based on LIBOR plus 1.00% or on an "alternate base rate" (which was the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%). Subject to certain exceptions, pricing under the Revolving Credit Facility is based on LIBOR plus an applicable spread of between 2.50% and 4.00% or on the "alternate base rate" plus an applicable spread of between 1.50% and 3.00%, in each case based on a pricing grid depending on our credit rating. On January 22, 2010, the effective LIBOR spread under the Revolving Credit Facility was 3.00%. Additionally, we are required to pay a commitment fee of 0.50% on any unused portion of the Revolving Credit Facility. The Revolving Credit Facility is secured by substantially all of our assets (subject to certain exceptions, including investments held by certain of our subsidiaries). In connection with the amendment and restatement of the Revolving Credit Facility, we paid structuring and arrangement fees totaling $15.6 million. The Revolving Credit Facility includes an "accordion" feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $897.5 million on a stand-alone basis prior to the closing of the Allied Acquisition, and up to a maximum of $1.05 billion upon the closing of the Allied Acquisition, if any.

        Also on January 22, 2010, we combined our existing $225 million amortizing CP Funding Facility with our existing $200 million revolving CP Funding II Facility into a single $400 million revolving securitized facility, referred to as the combined CP Funding Facility. In connection with the combination, we terminated the CP Funding II Facility and entered into an Amended and Restated Purchase and Sale Agreement with Ares Capital CP Funding Holdings LLC, our wholly owned subsidiary ("CP Holdings"), pursuant to which we will sell to CP Holdings certain loans that we have originated or acquired, or will originate or acquire (the "Loans") from time to time, which CP Holdings will subsequently sell to Ares Capital CP, which is a wholly owned subsidiary of CP Holdings. The combined CP Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The combined CP Funding Facility, among other things, extends the maturity date of the facility to January 22, 2013 (with two one-year extension options, subject to mutual consent).

Subject to certain exceptions, the interest charged on the CP Funding Facility is based on LIBOR plus an applicable spread of between 2.25% and 3.75% or on a "base rate" (which is the higher of a prime rate, or the federal funds rate plus 0.50%) plus an applicable spread of between 1.25% to 2.75%, in each case, based on a pricing grid depending upon our credit rating. On January 22, 2010, the effective LIBOR spread under the combined CP Funding Facility was 2.75%. Additionally, we are required to pay a commitment fee of between 0.50% and 2.00% depending on the usage level on any unused portion of the combined CP Funding Facility.

        In February 2010, we completed a public add-on equity offering (the "February Add-on Offering") of 22,957,993 shares of common stock (including 1,957,993 shares pursuant to the partial exercise by the underwriters of their overallotment option) at a price of $12.75 per share, less an underwriting discount of $0.6375 per share. Total proceeds from the February Add-on Offering, net of underwriters' discount and offering costs, were approximately $278 million.

        We recently entered into a new office lease pursuant to which we will lease new office facilities from a third party. It is expected that we will start paying rent on the new office space in the first quarter of 2011. We also expect to enter into separate subleases with Ares and IHAM for their respective use of the new office space.

19.   SELECTED QUARTERLY DATA (Unaudited)

	2009
	Q4	Q3	Q2	Q1
Total investment income	$69,264	$60,881	$59,111	$56,016
Net investment income before net realized and unrealized gain (losses) and incentive compensation	$47,920	$41,133	$39,935	$37,750
Incentive compensation	$9,568	$8,227	$7,987	$7,550
Net investment income before net realized and unrealized gain (losses)	$38,352	$32,906	$31,948	$30,200
Net realized and unrealized gains (losses)	$31,278	$30,370	$2,805	$4,834
Net (decrease) increase in stockholders' equity resulting from operations	$69,630	$63,276	$34,753	$35,034
Basic and diluted earnings per common share	$0.64	$0.62	$0.36	$0.36
Net asset value per share as of the end of the quarter	$11.44	$11.16	$11.21	$11.20

	2008
	Q4	Q3	Q2	Q1
Total investment income	$62,723	$62,067	$63,464	$52,207
Net investment income before net realized and unrealized gain (losses) and incentive compensation	$40,173	$41,025	$45,076	$32,466
Incentive compensation	$8,035	$8,205	$9,015	$6,493
Net investment income before net realized and unrealized gain (losses)	$32,138	$32,820	$36,061	$25,973
Net realized and unrealized gains (losses)	$(142,638)	$(74,213)	$(32,789)	$(16,807)
Net (decrease) increase in stockholders' equity resulting from operations	$(110,500)	$(41,393)	$3,272	$9,166
Basic and diluted earnings per common share	$(1.14)	$(0.43)	$0.04	$0.12
Net asset value per share as of the end of the quarter	$11.27	$12.83	$13.67	$15.17

	2007
	Q4	Q3	Q2	Q1
Total investment income	$53,828	$47,931	$47,399	$39,715
Net investment income before net realized and unrealized gain (losses) and incentive compensation	$33,677	$29,875	$31,220	$23,699
Incentive compensation	$6,573	$5,966	$6,229	$4,755
Net investment income before net realized and unrealized gain (losses)	$27,104	$23,909	$24,991	$18,944
Net realized and unrealized gains (losses)	$(16,353)	$(984)	$8,576	$4,645
Net increase in stockholders' equity resulting from operations	$10,752	$22,924	$33,567	$23,589
Basic and diluted earnings per common share	$0.15	$0.32	$0.48	$0.44
Net asset value per share as of the end of the quarter	$15.47	$15.74	$15.84	$15.34

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES CAPITAL CORPORATION
By:	/s/ MICHAEL J. AROUGHETI Michael J. Arougheti President Dated: February 25, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ MICHAEL J. AROUGHETI Michael J. Arougheti President (principal executive officer) and Director Dated: February 25, 2010
By:	/s/ RICHARD S. DAVIS Richard S. Davis Chief Financial Officer (principal financial and accounting officer) Dated: February 25, 2010
By:	/s/ DOUGLAS E. COLTHARP Douglas E. Coltharp Director Dated: February 25, 2010
By:	/s/ FRANK E. O'BRYAN Frank E. O'Bryan Director Dated: February 25, 2010
By:	/s/ GREGORY W. PENSKE Gregory W. Penske Director Dated: February 25, 2010
By:	/s/ ROBERT L. ROSEN Robert L. Rosen Director Dated: February 25, 2010
By:	/s/ BENNETT ROSENTHAL Bennett Rosenthal Director Dated: February 25, 2010
By:	/s/ ERIC B. SIEGEL Eric B. Siegel Director Dated: February 25, 2010

QuickLinks

PART I
  Item 1. Business
  Item 1A. Risk Factors
RISK FACTORS
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission Of Matters To A Vote Of Security Holders
PART II
  Item 5. Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities
PRICE RANGE OF COMMON STOCK
HOLDERS
DIVIDEND/DISTRIBUTION POLICY
RECENT SALES OF UNREGISTERED SECURITIES
ISSUER PURCHASES OF EQUITY SECURITIES
COMPARISON OF CUMULATIVE TOTAL RETURN AMONG ARES CAPITAL CORPORATION, S&P 500 AND S&P SPECIALIZED FINANCE INDEX
  Item 6. Selected Consolidated Financial Data
ARES CAPITAL CORPORATION AND SUBSIDIARIES SELECTED FINANCIAL DATA (dollar amounts in thousands, except per share data and as otherwise indicated)
  Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
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
  Item 15. Exhibits And Financial Statement Schedules
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
ARES CAPITAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollar amounts in thousands, except per share data)
ARES CAPITAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS (dollar amounts in thousands, except per share data)
ARES CAPITAL CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS As of December 31, 2009 (dollar amounts in thousands, except per unit data)
ARES CAPITAL CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS As of December 31, 2008 (dollar amounts in thousands, except per unit data)
ARES CAPITAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (dollar amounts in thousands, except per share data)
ARES CAPITAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (dollar amounts in thousands)
ARES CAPITAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2009 (dollar amounts in thousands, except per share data and as otherwise indicated)
SIGNATURES