Form 10-Q
period 2010-03-31
ARES CAPITAL CORP
filed 2010-05-10
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2010
Common stock, $0.001 par value	191,688,014

ARES CAPITAL CORPORATION

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(dollar amounts in thousands, except per share data)

	As of
	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Investments at fair value (amortized cost of $2,374,092 and $2,376,384, respectively)
Non-controlled/non-affiliate company investments	$1,533,470	$1,568,423
Non-controlled affiliate company investments	250,761	276,351
Controlled affiliate company investments	435,998	327,040
Total investments at fair value	2,220,229	2,171,814
Cash and cash equivalents	83,813	99,227
Receivable for open trades	19,288	—
Interest receivable	26,155	28,019
Other assets	29,862	14,455
Total assets	$2,379,347	$2,313,515
LIABILITIES
Debt	$771,358	$969,465
Management and incentive fees payable	16,600	66,495
Accounts payable and accrued expenses	19,241	16,533
Interest and facility fees payable	3,166	2,645
Payable for open trades	—	489
Total liabilities	810,365	1,055,627
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Common stock, par value $.001 per share, 300,000,000 common shares authorized, 133,195,477 and 109,944,674 common shares issued and outstanding, respectively	133	110
Capital in excess of par value	1,771,630	1,490,458
Accumulated undistributed (overdistributed) net investment income	(11,668)	3,143
Accumulated net realized loss on investments, foreign currency transactions and extinguishment of debt	(35,996)	(31,115)
Net unrealized loss on investments and foreign currency transactions	(155,117)	(204,708)
Total stockholders’ equity	1,568,982	1,257,888
Total liabilities and stockholders’ equity	$2,379,347	$2,313,515
NET ASSETS PER SHARE	$11.78	$11.44

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(dollar amounts in thousands, except per share data)

	For the three months ended
	March 31, 2010	March 31, 2009
	(unaudited)	(unaudited)
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest from investments	$46,075	$43,831
Capital structuring service fees	1,350	1,050
Interest from cash & cash equivalents	11	153
Management fees	328	—
Dividend income	—	426
Other income	795	949
Total investment income from non-controlled/non-affiliate company investments	48,559	46,409

From non-controlled affiliate company investments:
Interest from investments	4,620	5,575
Management fees	138	125
Dividend income	103	14
Other income	58	90
Total investment income from non-controlled affiliate company investments	4,919	5,804

From controlled affiliate company investments:
Interest from investments	10,841	2,938
Capital structuring service fees	751	194
Management fees	1,021	591
Dividend income	378	—
Other income	41	80
Total investment income from controlled affiliate company investments	13,032	3,803

Total investment income	66,510	56,016

EXPENSES:
Interest and credit facility fees	8,588	6,581
Base management fees	8,456	7,498
Incentive management fees	8,144	7,550
Professional fees related to the acquisition of Allied Capital Corporation	3,789	—
Professional fees	2,504	1,397
Insurance	359	334
Administrative	1,231	1,004
Depreciation	163	173
Directors fees	134	102
Other	1,599	1,146
Total expenses	34,967	25,785

NET INVESTMENT INCOME BEFORE INCOME TAXES	31,543	30,231

Income tax expense (benefit), including excise tax	(162)	31

NET INVESTMENT INCOME	31,705	30,200

	For the three months ended
	March 31, 2010	March 31, 2009
	(unaudited)	(unaudited)
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCY TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	2,261	(1,305)
Non-controlled affiliate company investments	(7,659)	(482)
Controlled affiliate company investments	432	—
Foreign currency transactions	85	(48)
Net realized gains (losses)	(4,881)	(1,835)

Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	30,974	(8,559)
Non-controlled affiliate company investments	11,845	(2,006)
Controlled affiliate company investments	6,924	(9,324)
Foreign currency transactions	(152)	15
Net unrealized gains (losses)	49,591	(19,874)

Net realized and unrealized gains (losses) from investments and foreign currency transactions	44,710	(21,709)

REALIZED GAIN ON EXTINGUISHMENT OF DEBT	—	26,543

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$76,415	$35,034

BASIC AND DILUTED EARNINGS PER COMMON SHARE (Note 4)	$0.61	$0.36

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING — BASIC AND DILUTED (Note 4)	124,544,026	97,152,820

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2010 (unaudited)

(dollar amounts in thousands, except per unit data)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Financial
Carador PLC(6)(8)(9)	Investment company	Ordinary shares (7,110,525 shares)		12/15/2006	$9,033	$2,915	$0.41
CIC Flex, LP(9)	Investment partnership	Limited partnership units (0.94 unit)		9/7/2007	47	—	$—
Covestia Capital Partners, LP(9)	Investment partnership	Limited partnership interest (47% interest)		6/17/2008	1,059	1,006
Firstlight Financial Corporation(6)(9)	Investment company	Senior subordinated loan ($73,258 par due 12/2016)	1.00% PIK	12/31/2006	73,185	51,280	$0.70	(4)
		Common stock (10,000 shares)		12/31/2006	10,000	—	$—
		Common stock (30,000 shares)		12/31/2006	30,000	—	$—
Imperial Capital Group, LLC and Imperial Capital Private Opportunities, LP(9)	Investment banking services	Common units (2,526 units)		5/10/2007	3	—	$—
		Common units (315 units)		5/10/2007	—	—	$—
		Common units (7,710 units)		5/10/2007	14,997	18,750	$2,431.91
		Limited partnership interest (80% interest)		5/10/2007	6,794	6,233
Ivy Hill Asset Management, LP (7)	Investment manager	Member interest		6/15/2009	85,424	99,123
Ivy Hill Middle Market Credit Fund, Ltd.(7)(8)(9)	Investment company	Class B deferrable interest notes ($40,000 par due 11/2018)	6.28% (Libor+ 6.00%/Q)	11/20/2007	40,000	37,600	$0.94
		Subordinated notes ($15,681 par due 11/2018)	15.50%	11/20/2007	15,681	15,053	$0.96
Knightsbridge CLO 2007-1 Ltd. (7)	Investment company	Class E interest notes ($20,350 par due 1/2022)	9.29% (Libor+ 9.00%/Q)	3/24/2010	14,852	14,852	$0.73
Knightsbridge CLO 2008-1 Ltd. (7)	Investment company	Class C interest notes ($14,400 par due 6/2018)	7.79% (Libor+ 7.50%/Q)	3/24/2010	14,400	14,400	$1.00
		Class D interest notes ($9,000 par due 6/2018)	8.79% (Libor+ 8.50%/Q)	3/24/2010	9,000	9,000	$1.00
		Class E interest notes ($14,850 par due 6/2018)	5.29% (Libor+ 5.00%/Q)	3/24/2010	13,596	13,596	$0.92
Partnership Capital Growth Fund I, LP(9)	Investment partnership	Limited partnership interest (25% interest)		6/16/2006	3,017	3,017
Senior Secured Loan Fund LLC (7)	Investment company	Subordinated certificates ($175,378 par due 12/2015)	16.13%	10/30/2009	166,414	170,000	$0.97
Trivergance Capital Partners, LP(9)	Investment partnership	Limited partnership interest (100% interest)		6/5/2008	2,216	—
VSC Investors LLC(9)	Investment company	Membership interest (4.63% interest)		1/24/2008	648	648
					510,366	457,473			29.16%

Healthcare Services
American Renal Associates, Inc.	Dialysis provider	Senior secured loan ($721 par due 12/2010)	8.50% (Base Rate+ 5.00%/D)	12/14/2005	721	721	$1.00	(3)(14)
		Senior secured loan ($10,377 par due 12/2011)	8.50% (Base Rate+ 5.00%/Q)	12/14/2005	10,377	10,377	$1.00	(3)(14)
Capella Healthcare, Inc.	Acute care hospital operator	Junior secured loan ($10,000 par due 2/2016)	13.00%	2/29/2008	10,000	10,000	$1.00
		Junior secured loan ($30,000 par due 2/2016)	13.00%	2/29/2008	30,000	30,000	$1.00	(2)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC(6)	Healthcare analysis services	Preferred stock (7,427 shares)	14.00% PIK	6/15/2007	8,763	7,887	$1,061.91	(4)
		Common stock (9,679 shares)		6/15/2007	4,000	7,411	$765.69
		Common stock (1,546 shares)		6/15/2007	—	1,184	$765.69
DSI Renal, Inc.	Dialysis provider	Senior secured loan ($19,514 par due 3/2013)	9.00% (Libor+ 7.00%/Q)	4/4/2006	15,795	19,515	$1.00	(14)
		Senior subordinated loan ($63,679 par due 4/2014)	6% Cash, 11.00% PIK	4/4/2006	63,197	61,769	$0.97	(4)
		Common stock (20,726 shares)		4/4/2006	20,684	20,684	$997.97
GG Merger Sub I, Inc.	Drug testing services	Senior secured loan ($11,330 par due 12/2014)	4.26% (Libor+ 4.00%/Q)	12/14/2007	10,941	10,424	$0.92	(2)
		Senior secured loan ($12,000 par due 12/2014)	4.26% (Libor+ 4.00%/Q)	12/14/2007	11,460	11,040	$0.92	(3)
HCP Acquisition Holdings, LLC(7)	Healthcare compliance advisory services	Class A units (10,044,176 units)		6/26/2008	10,044	4,249	$0.42
Heartland Dental Care, Inc.	Dental services	Senior subordinated loan ($27,717 par due 7/2014)	14.25%	7/31/2008	27,717	27,717	$1.00
Magnacare Holdings, Inc., Magnacare Administrative Services, LLC, and Magnacare, LLC	Healthcare professional provider	Senior secured loan ($4,372 par due 1/2012)	7.50% (Libor+ 5.50%/M)	2/26/2010	4,328	4,372	$1.00	(14)
		Senior subordinated loan ($54,000 par due 3/2015)	15.00% (Libor+ 10.00% Cash, 3.00%PIK/Q)	3/26/2010	54,000	54,000	$1.00	(3)(4)(14)
MWD Acquisition Sub, Inc.	Dental services	Junior secured loan ($5,000 par due 5/2013)	6.50% (Libor+ 6.25%/M)	5/3/2007	5,000	4,450	$0.89	(3)
MPBP Holdings, Inc., Cohr Holdings, Inc. and MPBP Acquisition Co., Inc.	Healthcare equipment services	Junior secured loan ($19,748 par due 1/2014)		1/31/2007	19,748	1,975	$0.10	(13)
		Junior secured loan ($11,849 par due 1/2014)		1/31/2007	11,849	1,185	$0.10	(3)(13)
		Common stock (50,000 shares)		1/31/2007	5,000	—	$—
OnCURE Medical Corp.	Radiation oncology care provider	Senior secured loan ($3,060 par due 2/2012)	3.75% (Libor+ 3.50%/M)	8/18/2006	3,060	2,754	$0.90	(3)
		Senior subordinated loan ($32,765 par due 8/2013)	11.00% Cash, 1.50% PIK	8/18/2006	32,786	30,799	$0.94	(4)
		Common stock (857,143 shares)		8/18/2006	3,000	3,000	$3.50
Passport Health Communications, Inc., Passport Holding Corp. and Prism Holding Corp.	Healthcare technology provider	Senior secured loan ($490 par due 5/2014)	10.50% (Libor+ 7.50%/M)	5/9/2008	490	490	$1.00	(2)(14)
		Senior secured loan ($11,570 par due 5/2014)	10.50% (Libor+ 7.50%/M)	5/9/2008	11,570	11,570	$1.00	(2)(14)
		Senior secured loan ($452 par due 5/2014)	10.50% (Libor+ 7.50%/M)	5/9/2008	452	452	$1.00	(3)(14)
		Senior secured loan ($10,680 par due 5/2014)	10.50% (Libor+ 7.50%/M)	5/9/2008	10,680	10,680	$1.00	(3)(14)
		Series A preferred stock (1,594,457 shares)		7/30/2008	9,900	9,900	$6.21
		Common stock (16,106 shares)		7/30/2008	100	100	$6.21
PG Mergersub, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Senior subordinated loan ($4,000 par due 3/2016)	12.50%	3/12/2008	3,940	4,000	$1.00
		Common stock (16,667 shares)		3/12/2008	167	167	$10.00
		Preferred stock (333 shares)		3/12/2008	333	333	$1,000.01
The Schumacher Group of Delaware, Inc.	Outsourced physician service provider	Junior secured loan ($30,909 par due 7/2013)	11.13% Cash, 1.00% PIK	7/18/2008	30,909	30,909	$1.00	(2)(4)
Univita Health, Inc.	Outsourced services provider	Senior subordinated loan ($20,618 par due 12/2014)	15.00%	12/22/2009	20,618	20,618	$1.00

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
VOTC Acquisition Corp.	Radiation oncology care provider	Senior secured loan ($7,465 par due 7/2012)	11.00% Cash, 2.00% PIK	6/30/2008	7,465	7,465	$1.00	(4)
		Preferred stock (3,888,222 shares)		7/14/2008	8,748	7,511	$1.93
					467,842	429,708			27.39%

Services-Other
American Residential Services, LLC	Plumbing, heating and air-conditioning services	Junior secured loan ($20,711 par due 4/2015)	10.00% Cash, 2.00% PIK	4/17/2007	20,711	20,711	$1.00	(2)(4)
Diversified Collection Services, Inc.	Collections services	Senior secured loan ($10,205 par due 2/2011)	9.50% (Libor+ 6.75%/Q)	2/2/2005	9,043	10,205	$1.00	(2)(14)
		Senior secured loan ($3,632 par due 2/2011)	9.50% (Libor+ 6.75%/Q)	2/2/2005	3,632	3,632	$1.00	(3)(14)
		Senior secured loan ($1,931 par due 8/2011)	13.75% (Libor+ 11.00%/Q)	2/2/2005	1,931	1,931	$1.00	(2)(14)
		Senior secured loan ($7,492 par due 8/2011)	13.75% (Libor+ 11.00%/Q)	2/2/2005	7,492	7,492	$1.00	(3)(14)
		Preferred stock (14,927 shares)		5/18/2006	169	274	$18.33
		Common stock (114,004 shares)		2/2/2005	295	438	$3.84
Driven Brands, Inc.	Automotive aftermarket car care franchisor	Senior subordinated loan ($41,524 par due 7/2015)	15.00%	1/28/2010	41,524	41,524	$1.00
GCA Services Group, Inc.	Custodial services	Senior secured loan ($2,771 par due 12/2011)	12.00%	12/15/2006	2,688	2,771	$1.00
		Senior secured loan ($14,229 par due 12/2011)	12.00%	12/15/2006	14,256	14,229	$1.00	(2)
		Senior secured loan ($9,506 par due 12/2011)	12.00%	12/15/2006	9,506	9,506	$1.00	(3)
Growing Family, Inc. and GFH Holdings, LLC (6)	Photography services	Senior secured revolving loan ($108 par due 3/2013)	9.00% (Libor+ 6.00%/Q) 5.00% Cash, 4.00% PIK	3/16/2007	108	48	$0.44	(4)(14)
		Senior secured revolving loan ($2,252 par due 3/2013)	9.00% (Libor+ 6.00%/Q) 5.00% Cash, 4.00% PIK	3/16/2007	2,244	1,002	$0.44	(4)(14)
		Senior secured loan ($6,811 par due 3/2013)	9.00% (Libor+ 6.00%/Q) 5.00% Cash, 4.00% PIK	3/16/2007	6,799	3,031	$0.44	(4)(14)
		Preferred stock (8,750 shares)		3/16/2007	—	—	$—
		Common stock (552,430 shares)		3/16/2007	872	—	$—
		Warrants to purchase up to 11,313,678 Class B units		3/16/2007	—	—	$—
NPA Acquisition, LLC	Powersport vehicle auction operator	Junior secured loan ($12,000 par due 2/2013)	6.99% (Libor+ 6.75%/M)	8/23/2006	12,000	12,000	$1.00	(3)
		Common units (1,709 units)		8/23/2006	1,000	2,915	$1,705.68
PODS Funding Corp.	Storage and warehousing	Senior subordinated loan ($25,125 par due 6/2015)	15.00%	12/23/2009	25,125	25,125	$1.00
		Subordinated loan ($6,500 par due 12/2015)	16.64% PIK	12/23/2009	5,114	5,070	$0.78	(4)
Service Champ Inc.	Automotive maintenance and repair parts distributor	Senior subordinated loan ($26,425 par due 4/2012)	13.00% Cash, 2.50% PIK	1/28/2010	26,425	26,425	$1.00	(4)
Web Services Company, LLC	Laundry service and equipment provider	Senior secured loan ($4,925 par due 8/2014)	7.00% (Base Rate+ 3.75%/Q)	6/15/2009	4,633	4,925	$1.00	(3)
		Senior subordinated loan ($13,308 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	13,308	12,909	$0.97	(4)
		Senior subordinated loan ($25,965 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	25,965	25,186	$0.97	(2)(4)
					234,840	231,349			14.75%

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Education
Campus Management Corp. and Campus Management Acquisition Corp.(6)	Education software developer	Senior secured loan ($3,281 par due 8/2013)	10.00% Cash, 3.00% PIK	2/8/2008	3,281	3,281	$1.00	(4)(15)
		Senior secured loan ($30,502 par due 8/2013)	10.00% Cash, 3.00% PIK	2/8/2008	30,502	30,502	$1.00	(2)(4)(15)
		Senior secured loan ($9,030 par due 8/2013)	10.00% Cash, 3.00% PIK	2/8/2008	9,030	9,030	$1.00	(4)(15)
		Preferred stock (493,147 shares)	8.00% PIK	2/8/2008	9,949	17,100	$34.68	(4)
ELC Acquisition Corporation	Developer, manufacturer and retailer of educational products	Senior secured loan ($161 par due 11/2012)	3.50% (Libor+ 3.25%/M)	11/30/2006	161	156	$0.97	(3)
		Junior secured loan ($8,333 par due 11/2013)	7.25% (Libor+ 7.00%/M)	11/30/2006	8,333	8,333	$1.00	(3)
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.(8)	Private school operator	Senior secured loan ($11,670 par due 3/2014)	8.50% (Libor+ 6.00%/Q)	3/15/2007	11,670	11,670	$1.00	(3)(14)
		Senior subordinated loan ($19,101 par due 6/2014)	13.00% Cash, 3.00% PIK	6/4/2008	19,101	19,101	$1.00	(4)
		Preferred stock (165,811 shares)		6/4/2008	978	2,470	$14.90
		Preferred stock (140,577 shares)		3/31/2009	755	2,094	$14.90
		Common stock (214,286 shares)		6/4/2008	54	3,192	$14.90
		Common stock (140,577 shares)		3/31/2009	35	2,094	$14.90
JTC Education Holdings, Inc.	Postsecondary school operator	Senior secured loan ($20,250 par due 12/2014)	12.50% (Libor+ 9.50%/M)	12/31/2009	20,250	20,250	$1.00	(14)
		Senior secured loan ($11,000 par due 12/2014)	12.50% (Libor+ 9.50%/M)	12/31/2009	11,000	11,000	$1.00	(3)(14)
Lakeland Finance, LLC	Private school operator	Junior secured loan ($2,423 par due 12/2012)	11.50%	12/13/2005	2,423	2,423	$1.00
		Junior secured loan ($24,231 par due 12/2012)	11.50%	12/13/2005	24,231	24,231	$1.00	(2)
R3 Education, Inc. (formerly known as Equinox EIC Partners, LLC and MUA Management Company) and EIC Acquisitions Corp. (8)	Medical school operator	Senior secured loan ($7,275 par due 4/2013)	9.00% (Libor+ 6.00%/Q)	4/3/2007	7,275	10,691	$1.47	(3)(14)
		Senior secured loan ($10,113 par due 4/2013)	9.00% (Libor+ 6.00%/Q)	9/21/2007	10,113	14,860	$1.47	(14)
		Senior secured loan ($4,000 par due 4/2013)	9.00% (Libor+ 6.00%/Q)	9/21/2007	4,000	5,878	$1.47	(3)(14)
		Senior secured loan ($395 par due 6/2010)	9.00% (Libor+ 6.00%/Q)	4/24/2009	395	581	$1.47	(14)
		Senior secured loan ($5,203 par due 4/2013)	13.00% PIK	12/8/2009	1,483	7,645	$1.47	(4)
		Preferred stock (8,800 shares)		7/30/2008	2,200	1,100	$125.00
		Warrants to purchase up to 27,890 shares		12/8/2009	—	—	$—
		Common membership interest (26.27% interest)		9/21/2007	15,800	20,072
					193,019	227,754			14.52%

Restaurants
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($2,010 par due 11/2012)	6.50% (Libor+ 3.50%/Q)	11/27/2006	2,010	2,010	$1.00	(14)
		Senior secured revolving loan ($283 par due 11/2012)	6.50% (Base Rate+ 2.50%/Q)	11/27/2006	283	283	$1.00	(14)
		Senior secured loan ($23,464 par due 11/2013)	12.50% (Libor+ 6.50% Cash, 3.00% PIK/Q)	11/27/2006	23,470	23,464	$1.00	(2)(4)(14)
		Senior secured loan ($10,998 par due 11/2013)	12.50% (Libor+ 6.50% Cash, 3.00% PIK/Q)	11/27/2006	10,998	10,998	$1.00	(3)(4)(14)
		Promissory note ($13,105 par due 11/2016)	12.00% PIK	6/1/2006	13,093	13,105	$1.00	(4)
		Warrants to purchase up		6/1/2006	—	—

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		to 0.61 shares
Encanto Restaurants, Inc.(8)	Restaurant owner and operator	Junior secured loan ($20,997 par due 8/2013)	11.00%	8/16/2006	20,997	19,947	$0.95	(2)
		Junior secured loan ($3,999 par due 8/2013)	11.00%	8/16/2006	3,999	3,799	$0.95	(3)
OTG Management, Inc.	Airport restaurant operator	Junior secured loan ($24,070 par due 6/2013)	20.50% (Libor+ 17.50%/M), 14.00% Cash, 6.50% PIK	6/19/2008	24,070	24,070	$1.00	(4)(14)
		Warrants to purchase up to 100,857 shares of common stock			100	3,112	$30.85
		Warrants to purchase up to 9 shares of common stock			—	—	$—
Vistar Corporation and Wellspring Distribution Corp.	Food service distributor	Senior subordinated loan ($31,625 par due 5/2015)	13.50%	5/23/2008	31,625	30,676	$0.97
		Senior subordinated loan ($30,000 par due 5/2015)	13.50%	5/23/2008	30,000	29,100	$0.97	(2)
		Class A non-voting common stock (1,366,120 shares)		5/23/2008	7,500	4,050	$2.96
					168,145	164,614			10.49%

Business Services
Booz Allen Hamilton, Inc.	Strategy and technology consulting services	Senior secured loan ($739 par due 7/2015)	7.50% (Libor+ 4.50%/S)	7/31/2008	727	739	$1.00	(3)
		Senior subordinated loan ($250 par due 7/2016)	13.00%	7/31/2008	219	250	$1.00
		Senior subordinated loan ($12,400 par due 7/2016)	13.00%	7/31/2008	12,309	12,400	$1.00	(2)
Investor Group Services, LLC(6)	Financial services	Limited liability company membership interest (10.00% interest)		6/22/2006	—	500
Pillar Holdings LLC and PHL Holding Co.(6)	Mortgage services	Senior secured loan ($15,351 par due 11/2013)	5.78% (Base Rate+ 5.50%/B)	11/20/2007	15,351	15,351	$1.00	(2)
		Senior secured loan ($9,582 par due 11/2013)	5.78% (Base Rate+ 5.50%/B)	11/20/2007	9,582	9,582	$1.00	(3)
		Senior secured loan ($1,875 par due 5/2014)	14.50%	7/31/2008	1,875	1,875	$1.00
		Senior secured loan ($5,500 par due 5/2014)	14.50%	7/31/2008	5,500	5,500	$1.00	(2)
		Common stock (84.78 shares)		11/20/2007	3,768	8,873	$104,654.16
Primis Marketing Group, Inc. and Primis Holdings, LLC(6)	Database marketing services	Senior subordinated loan ($10,222 par due 2/2013)		8/24/2006	10,222	102	$0.01	(13)
		Preferred units (4,000 units)		8/24/2006	3,600	—	$—
		Common units (4,000,000 units)		8/24/2006	400	—	$—
Prommis Solutions, LLC, E-Default Services, LLC, Statewide Tax and Title Services, LLC & Statewide Publishing Services, LLC (formerly known as MR Processing Holding Corp.)	Bankruptcy and foreclosure processing services	Senior subordinated loan ($16,621 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/2007	16,621	16,621	$1.00	(4)
		Senior subordinated loan ($26,763 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/2007	26,763	26,763	$1.00	(2)(4)
		Preferred units (30,000 units)		4/11/2006	3,000	6,221	$207.35
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	250	$1.00
Summit Business Media, LLC	Business media consulting services	Junior secured loan ($11,494 par due 7/2014)		8/3/2007	10,276	575	$0.05	(3)(13)
VSS-Tranzact Holdings, LLC(6)	Management consulting services	Common membership interest (8.51% interest)		10/26/2007	10,204	8,163
					130,667	113,765			7.25%

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Retail
Apogee Retail, LLC	For-profit thrift retailer	Senior secured loan ($26,047 par due 3/2012)	5.50% (Libor + 5.25%/M)	3/27/2007	26,047	24,744	$0.95	(2)
		Senior secured loan ($11,397 par due 3/2012)	5.50% (Libor + 5.25%/M)	3/27/2007	11,397	10,827	$0.95	(3)
		Senior secured loan ($2,962 par due 3/2012)	5.48% (Libor + 5.25%/M)	3/27/2007	2,962	2,813	$0.95	(2)
		Senior secured loan ($3,318 par due 9/2012)	12.00% Cash, 4.00% PIK	5/28/2008	3,318	3,318	$1.00	(4)
		Senior secured loan ($11,180 par due 9/2012)	12.00% Cash, 4.00% PIK	5/28/2008	11,180	11,180	$1.00	(4)
Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Common stock (1,170,182 shares)		8/8/2006	4,500	5,902	$5.04
Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($20 par due 9/2012)	6.50% (Base Rate + 2.25%), 5.50% Cash, 1.00% PIK	9/28/2006	19	19	$0.91	(3)(4)(14)
		Senior secured loan ($3,626 par due 9/2012)	6.50% (Base Rate + 2.25%), 5.50% Cash, 1.00% PIK	9/28/2006	3,624	3,300	$0.91	(3)(4)(14)
		Senior secured loan ($138 par due 9/2012)	6.50% (Base Rate + 2.25%), 5.50% Cash, 1.00% PIK	9/28/2006	137	126	$0.91	(4)(14)
		Senior secured loan ($36 par due 9/2012)	6.50% (Base Rate + 2.25%), 5.50% Cash, 1.00% PIK	9/28/2006	36	32	$0.91	(3)(4)(14)
		Senior secured loan ($28,402 par due 9/2012)	6.50% (Base Rate + 2.25%), 5.50% Cash, 1.00% PIK	9/28/2006	28,382	25,846	$0.91	(4)(14)
		Senior secured loan ($7,303 par due 9/2012)	6.50% (Base Rate + 2.25%), 5.50% Cash, 1.00% PIK	9/28/2006	7,311	6,646	$0.91	(3)(4)(14)
		Preferred stock (73 shares)		3/19/2009	—	140	$1,919.75
		Preferred stock (80 shares)		9/28/2006	1,800	154	$1,919.81
		Common stock (800 shares)		9/28/2006	200	—	$—
		Warrants to purchase up to 859 shares of preferred stock		3/19/2009	—	—	$—
					100,913	95,047			6.06%

Consumer Products-Non-durable
Blacksmith Brands Holdings, Inc. and Blacksmith Brands, Inc.	Consumer products and personal care manufacturer	Senior secured loan ($22,398 par due 12/2014)	12.50% (Base Rate + 8.50%/Q)	10/23/2009	22,398	22,398	$1.00	(14)
Making Memories Wholesale, Inc.(7)	Scrapbooking branded products manufacturer	Senior secured loan ($9,625 par due 8/2014)	10.00% (Base Rate + 5.50%/Q)	8/21/2009	7,670	9,625	$1.00	(14)
		Senior secured loan ($5,235 par due 8/2014)	7.50% Cash, 7.50% PIK	8/21/2009	4,098	262	$0.05	(4)
		Common stock (100 shares)		8/21/2009	—	—	$—
The Thymes, LLC(7)	Cosmetic products manufacturer	Preferred units (6,283 units)	8.00% PIK	6/21/2007	6,921	6,229	$991.44	(4)
		Common units (5,400 units)		6/21/2007	—	—	$—
Woodstream Corporation	Pet products manufacturer	Senior subordinated loan ($4,743 par due 2/2015)	12.00%	1/22/2010	4,091	4,173	$0.88
		Senior subordinated loan ($50,257 par due 2/2015)	12.00%	1/22/2010	43,223	44,227	$0.88
		Common stock (4,254 shares)		1/22/2010	1,222	1,222	$287.36
					89,623	88,136			5.62%

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Manufacturing
Emerald Performance Materials, LLC	Polymers and performance materials	Senior secured loan ($536 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/16/2006	536	536	$1.00	(3)(14)
	manufacturer	Senior secured loan ($8,392 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/16/2006	8,392	8,392	$1.00	(3)(14)
		Senior secured loan ($469 par due 5/2011)	8.50% (Base Rate + 3.50%/M)	5/16/2006	469	469	$1.00	(3)(14)
		Senior secured loan ($1,604 par due 5/2011)	10.00% (Libor + 6.00%/M)	5/16/2006	1,604	1,604	$1.00	(3)(14)
		Senior secured loan ($4,974 par due 5/2011)	13.00% Cash, 3.00% PIK	5/16/2006	4,974	4,974	$1.00	(2)(4)
Reflexite Corporation (7)	Developer and manufacturer of high-visibility reflective products	Senior subordinated loan ($6,041 par due 11/2014)	20.00% (Base Rate + 9.00% Cash, 7.50% PIK)	2/26/2008	6,041	6,041	$1.00	(4)
		Senior subordinated loan ($11,044 par due 11/2014)	20.00% (Base Rate + 9.00% Cash, 7.50% PIK)	2/26/2008	11,044	11,044	$1.00	(3)(4)
		Common stock (1,821,860 shares)		3/28/2006	27,435	24,595	$13.50
Saw Mill PCG Partners LLC	Precision components manufacturer	Common units (1,000 units)		2/2/2007	1,000	—	$—
UL Holding Co., LLC	Petroleum product manufacturer	Junior secured loan ($2,970 par due 12/2012)	14.00%	2/13/2009	2,970	2,822	$0.95	(2)
		Junior secured loan ($990 par due 12/2012)	14.00%	2/13/2009	990	941	$0.95	(3)
		Junior secured loan ($2,124 par due 12/2012)	14.00%	2/13/2009	2,124	2,018	$0.95
		Junior secured loan ($846 par due 12/2012)	14.00%	2/13/2009	846	803	$0.95	(3)
		Junior secured loan ($2,124 par due 12/2012)	14.00%	2/13/2009	2,124	2,018	$0.95
		Junior secured loan ($846 par due 12/2012)	14.00%	2/13/2009	846	803	$0.95	(3)
		Junior secured loan ($10,890 par due 12/2012)	9.13%	2/13/2009	10,890	10,346	$0.95	(3)
		Common units (50,000 units)		4/25/2008	500	500	$10.00
		Common units (50,000 units)		4/25/2008	—	—	$—
Universal Trailer Corporation(6)	Livestock and specialty trailer manufacturer	Common stock (74,920 shares)		10/8/2004	7,930	—	$—
					90,715	77,906			4.97%

Printing, Publishing and Media
Canon Communications LLC	Print publications services	Junior secured loan ($12,034 par due 11/2011)	13.75% (Libor + 8.75% Cash, 2.00% PIK/Q)	5/25/2005	12,023	9,627	$0.80	(2)(4)(14)
		Junior secured loan ($12,264 par due 11/2011)	13.75% (Libor + 8.75% Cash, 2.00% PIK/Q)	5/25/2005	12,253	9,811	$0.80	(3)(4)(14)
LVCG Holdings LLC(7)	Commercial printer	Membership interests (56.53% interest)		10/12/2007	6,600	330
National Print Group, Inc.	Printing management services	Senior secured revolving loan ($1,141 par due 3/2012)	9.00% (Libor + 6.00%/Q)	3/2/2006	1,141	628	$0.55	(14)
		Senior secured revolving loan ($1,613 par due 3/2012)	9.00% (Base Rate + 5.00%/Q)	3/2/2006	1,613	887	$0.55	(14)
		Senior secured loan ($7,301 par due 3/2012)	16.00% (Libor + 13.00%/Q), 9.00% Cash, 7.00% PIK	3/2/2006	7,073	4,016	$0.55	(3)(4)(14)
		Senior secured loan ($640 par due 3/2012)	16.00% (Libor + 12.00%/Q), 9.00% Cash, 7.00% PIK	3/2/2006	628	352	$0.55	(3)(4)(14)
		Preferred stock (9,344 shares)		3/2/2006	2,000	—	$—

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	Senior secured loan ($18,000 par due 9/2012)	10.50%	9/29/2006	18,000	18,000	$1.00	(2)(11)
		Senior secured loan ($10,000 par due 9/2012)	10.50%	9/29/2006	10,000	10,000	$1.00	(3)(11)
		Preferred stock (29,969 shares)		9/29/2006	2,997	3,872	$129.21
		Common stock (15,393 shares)		9/29/2006	3	4	$0.26
					74,331	57,527			3.67%

Beverage, Food and Tobacco
Apple & Eve, LLC and US Juice Partners, LLC(6)	Juice manufacturer	Senior secured revolving loan ($1,000 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	1,000	1,000	$1.00	(14)
		Senior secured loan ($15,105 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	15,105	15,105	$1.00	(14)
		Senior secured loan ($15,892 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	15,892	15,892	$1.00	(3)(14)
		Senior units (50,000 units)		10/5/2007	5,000	5,000	$100.00
Bumble Bee Foods, LLC and BB Co-Invest LP	Canned seafood manufacturer	Common units (4,000 units)		11/18/2008	4,000	7,400	$1,850.00
Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated loan ($6,272 par due 2/2013)	13.00% PIK	2/6/2008	6,272	6,272	$1.00	(4)
		Preferred stock (6,258 shares)		9/1/2006	2,500	1,725	$275.64
					49,769	52,394			3.34%

Telecommunications
American Broadband Communications, LLC and American Broadband Holding Company	Broadband communication services	Senior subordinated loan ($32,216 par due 11/2014)	16.00% (12.00% Cash, 4.00% PIK/Q)	2/8/2008	32,216	32,216	$1.00	(2)(4)
		Senior subordinated loan ($10,147 par due 11/2014)	16.00% (12.00% Cash, 4.00% PIK/Q)	11/7/2007	10,147	10,147	$1.00	(4)
		Warrants to purchase up to 170 shares		11/7/2007	—	—	$—
					42,363	42,363			2.70%

Environmental Services
AWTP, LLC	Water treatment services	Junior secured loan ($4,755 par due 12/2012)		12/23/2005	4,755	1,902	$0.40	(13)
		Junior secured loan ($2,086 par due 12/2012)		12/23/2005	2,086	834	$0.40	(3)(13)
		Junior secured loan ($4,755 par due 12/2012)		12/23/2005	4,755	1,902	$0.40	(13)
		Junior secured loan ($2,086 par due 12/2012)		12/23/2005	2,086	834	$0.40	(3)(13)
Mactec, Inc.	Engineering and environmental services	Class B-4 stock (16 shares)		11/3/2004	—	—	$—
		Class C stock (5,556 shares)		11/3/2004	—	150	$26.92
Sigma International Group, Inc.	Water treatment parts manufacturer	Junior secured loan ($1,833 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	1,833	1,283	$0.70	(14)
		Junior secured loan ($917 par due 10/2013)	16.00% (Libor + 8.00%/Q)	11/6/2007	917	642	$0.70	(14)
		Junior secured loan ($2,778 par due 10/2013)	16.00% (Libor + 8.00%/Q)	11/1/2007	2,778	1,944	$0.70	(14)
		Junior secured loan ($4,000 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	4,000	2,800	$0.70	(3)(14)
		Junior secured loan ($2,000 par due 10/2013)	16.00% (Libor + 8.00%/Q)	11/6/2007	2,000	1,400	$0.70	(3)(14)
		Junior secured loan ($6,060 par due 10/2013)	16.00% (Libor + 8.00%/Q)	11/1/2007	6,060	4,242	$0.70	(3)(14)
Waste Pro USA, Inc.	Waste management services	Preferred Class A common stock (611,615 shares)		11/9/2006	12,263	14,102	$23.06

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Wastequip, Inc.(6)	Waste management equipment manufacturer	Senior subordinated loan ($13,121 par due 2/2015)		2/5/2007	13,030	1,312	$0.10	(13)
		Common stock (13,889 shares)		2/2/2007	1,389	—	$—
					57,952	33,347			2.13%

Cargo Transport
The Kenan Advantage Group, Inc.	Fuel transportation provider	Senior secured loan ($2,394 par due 12/2011)	3.00% (Libor + 2.75%/M)	12/15/2005	2,394	2,394	$1.00	(3)
		Senior subordinated loan ($26,354 par due 12/2013)	9.50% Cash, 3.50% PIK	12/15/2005	26,354	26,354	$1.00	(2)(4)
		Preferred stock (10,984 shares)	8.00% PIK	12/15/2005	1,483	2,714	$247.09	(4)
		Common stock (30,575 shares)		12/15/2005	31	56	$1.83
					30,262	31,518			2.01%

Aerospace and Defense
AP Global Holdings, Inc.	Safety and security equipment manufacturer	Senior secured loan ($6,844 par due 10/2013)	4.75% (Libor + 4.50%/M)	11/18/2007	6,752	6,639	$0.97	(3)
ILC Industries, Inc.	Industrial products provider	Junior secured loan ($12,000 par due 6/2014)	11.50%	6/27/2006	12,000	12,000	$1.00	(3)
Thermal Solutions LLC and TSI Group, Inc.	Thermal management and electronics packaging manufacturer	Senior secured loan ($353 par due 3/2011)	4.04% (Libor + 3.75%/Q)	3/28/2005	353	339	$0.96	(3)
		Senior secured loan ($2,724 par due 3/2012)	4.54% (Libor + 4.25%/Q)	3/28/2005	2,724	2,479	$0.91	(3)
		Senior subordinated loan ($2,179 par due 3/2013)	11.50% Cash, 2.75% PIK	3/28/2005	2,178	1,896	$0.87	(4)
		Senior subordinated loan ($3,441 par due 3/2013)	11.50% Cash, 2.75% PIK	3/28/2005	3,438	2,994	$0.87	(4)
		Senior subordinated loan ($2,764 par due 3/2013)	11.50% Cash, 2.50% PIK	3/21/2006	2,762	2,404	$0.87	(4)
		Preferred stock (71,552 shares)		3/28/2005	716	250	$3.50
		Common stock (1,460,246 shares)		3/28/2005	15	—	$—
Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)		1/17/2008	96	80	$103.85
		Common stock (1,616,976 shares)		1/17/2008	2,004	1,600	$0.99
					33,038	30,681			1.96%

Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	Senior secured loan ($12,500 par due 10/2013)	4.75% (Libor + 4.50%/Q)	10/11/2007	12,500	11,000	$0.88	(2)(12)
		Senior secured loan ($11,500 par due 10/2013)	4.75% (Libor + 4.50%/Q)	10/11/2007	11,500	10,120	$0.88	(2)(12)
		Senior secured loan ($1,750 par due 10/2013)	4.74% (Libor + 4.50%/M)	10/11/2007	1,750	1,540	$0.88	(2)(12)
		Senior secured loan ($993 par due 10/2013)	4.75% (Libor + 4.50%/M)	10/11/2007	993	874	$0.88	(2)(12)
		Senior secured loan ($7 par due 10/2013)	6.75% (Base Rate + 3.50%/M)	10/11/2007	7	6	$0.88	(2)(12)
					26,750	23,540			1.50%

Containers-Packaging
Industrial Container Services, LLC(6)	Industrial container manufacturer, reconditioner and servicer	Senior secured revolving loan ($826 par due 9/2011)	5.75% (Base Rate + 2.50%/M)	6/21/2006	826	826	$1.00
		Senior secured loan ($295 par due 9/2011)	4.25% (Libor + 4.00%/M)	6/21/2006	295	295	$1.00	(2)
		Senior secured loan ($4,515 par due 9/2011)	4.25% (Libor + 4.00%/M)	6/21/2006	4,515	4,515	$1.00	(3)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior secured loan ($134 par due 9/2011)	4.25% (Libor + 4.00%/M)	6/21/2006	134	134	$1.00	(2)
		Senior secured loan ($2,052 par due 9/2011)	4.25% (Libor + 4.00%/M)	6/21/2006	2,052	2,052	$1.00	(3)
		Senior secured loan ($268 par due 9/2011)	4.29% (Libor + 4.00%/M)	6/21/2006	268	268	$1.00	(2)
		Senior secured loan ($4,105 par due 9/2011)	4.29% (Libor + 4.00%/M)	6/21/2006	4,105	4,105	$1.00	(3)
		Senior secured loan ($17 par due 9/2011)	5.75% (Base Rate + 2.50%/M)	6/21/2006	17	17	$1.00	(2)
		Senior secured loan ($257 par due 9/2011)	5.75% (Base Rate + 2.50%/M)	6/21/2006	257	257	$1.00	(3)
		Common units (1,800,000 units)		9/29/2005	1,800	9,350	$5.19
					14,269	21,819			1.39%

Grocery
Planet Organic Health Corp.(8)	Organic grocery store operator	Junior secured loan ($670 par due 7/2013)	15.00% (Libor + 12.00%/M)	7/3/2007	663	670	$1.00	(14)
		Junior secured loan ($7,987 par due 7/2013)	15.00% (Libor + 12.00%/M)	7/3/2007	7,906	7,987	$1.00	(3)(14)
		Senior subordinated loan ($12,919 par due 7/2012)		7/3/2007	12,724	10,852	$0.84	(13)
					21,293	19,509			1.24%

Computers and Electronics
TZ Merger Sub, Inc.	Computers and Electronics	Senior secured loan ($4,678 par due 8/2015)	7.50% (Libor + 4.50%/Q)	6/15/2009	4,574	4,678	$1.00	(3)(14)
X-rite, Incorporated	Artwork software manufacturer	Junior secured loan ($3,074 par due 7/2013)	14.38% (Libor + 11.38%/Q)	7/6/2006	3,074	3,074	$1.00	(14)
		Junior secured loan ($7,685 par due 7/2013)	14.38% (Libor + 11.38%/Q)	7/6/2006	7,685	7,685	$1.00	(3)(14)
		Junior secured loan ($42 par due 7/2013)	14.38% (Base Rate + 10.38%/Q)	7/6/2006	42	42	$1.00	(14)
		Junior secured loan ($105 par due 7/2013)	14.38% (Base Rate + 10.38%/Q)	7/6/2006	105	105	$1.00	(3)(14)
					15,480	15,584			0.99%

Consumer Products-Durable
Direct Buy Holdings, Inc. and Direct Buy Investors, LP(6)	Membership-based buying club franchisor and operator	Senior secured loan ($2,099 par due 11/2012)	6.75% (Libor + 5.00%/M)	12/14/2007	2,036	1,994	$0.95	(2)(14)
		Senior secured loan ($23 par due 11/2012)	6.75% (Libor + 5.00%/M)	12/14/2007	22	22	$0.95	(2)(14)
		Partnership interests (19.31% interest)		11/30/2007	10,000	4,000
					12,058	6,016			0.38%

Housing
HB&G Building Products Inc.	Synthetic and wood product manufacturer	Senior subordinated loan ($8,956 par due 3/2011)		10/8/2004	8,991	179	$0.02	(13)
		Warrants to purchase up to 4,464 shares		10/8/2004	653	—	$—
		Common stock (2,743 shares)		10/8/2004	753	—	$—
					10,397	179			0.01%
					$2,374,092	$2,220,229

(1)                                  Other than our investments in HCP Acquisition Holdings, LLC, Ivy Hill Asset Management, LP., Ivy Hill Middle Market Credit Fund, Ltd., Knightsbridge CLO 2007-1 Ltd., Knightsbridge CLO 2008-1 Ltd., LVCG Holdings, LLC, Making Memories Wholesale, Inc., Reflexite Corporation, Senior Secured Loan Fund LLC and The Thymes, LLC, we do not “Control” any of our portfolio companies, as defined in the Investment Company Act. In general, under the Investment Company Act, we would “Control” a portfolio company if we owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. All of our portfolio company investments are subject to legal restrictions on sales which as of March 31, 2010 represented 142% of the Company’s net assets.

(2)                                  These assets are owned by the Company’s wholly owned subsidiary Ares Capital CP, are pledged as collateral for the CP Funding Facility and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than Ares Capital CP’s obligations under the CP Funding Facility (see Note 7 to the consolidated financial statements). Unless otherwise noted, as of March 31, 2010, all other investments were pledged as collateral for the Revolving Credit Facility (see Note 7 to the consolidated financial statements).

(3)                                  Pledged as collateral for the ARCC CLO. Unless otherwise noted, as of March 31, 2010, all other investments were pledged as collateral for the Revolving Credit Facility (see Note 7 to the consolidated financial statements).

(4)                                  Has a payment-in-kind interest feature (see Note 2 to the consolidated financial statements).

(5)                                  Investments without an interest rate are non-income producing at March 31, 2010.

(6)                                  As defined in the Investment Company Act, we are an “Affiliated Person” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the three months ended March 31, 2010 in which the issuer was an Affiliated company (but not a portfolio company that we “Control”) are as follows (in thousands):

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
Apple & Eve, LLC and US Juice Partners, LLC	$—	$2,087	$2,816	$1,044	$—	$—	$9	$—	$—
Carador, PLC	$—	$—	$—	$—	$—	$103	$—	$—	$427
Campus Management Corp. and Campus Management Acquisition Corp.	$—	$—	$—	$1,671	$—	$—	$6	$—	$3,069
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC	$—	$—	$—	$299	$—	$—	$—	$—	$28
Direct Buy Holdings, Inc. and Direct Buy Investors LP	$—	$—	$—	$41	$—	$—	$—	$—	$1,212
Firstlight Financial Corporation	$—	$—	$—	$153	$—	$—	$125	$—	$(3,681)
Growing Family, Inc. and GFH Holdings, LLC	$—	$—	$—	$614	$—	$—	$(1)	$(7,659)	$9,155
Industrial Container Services, LLC	$—	$1,964	$—	$131	$—	$—	$43	$—	$1,638
Investor Group Services, LLC	$—	$—	$—	$—	$—	$—	$6	$—	$—

Pillar Holdings LLC and PHL Holding Co.	$—	$3,589	$—	$667	$—	$—	$8	$—	$1,055
Primis Marketing Group, Inc. and Primis Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(409)
Universal Trailer Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
VSS-Tranzact Holdings, LLC	$204	$—	$—	$—	$—	$—	$—	$—	$7
Wastequip, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$(656)

(7)                                  As defined in the Investment Company Act, we are an “Affiliated Person” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). In addition, as defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the three months ended March 31, 2010 in which the issuer was both an Affiliated company and a portfolio company that we Control are as follows (in thousands):

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
HCP Acquisition Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(8)
Ivy Hill Asset Management, L.P.	$48,248	$—	$—	$—	$—	$378	$—	$—	$2,555
Ivy Hill Middle Market Credit Fund, Ltd.	$—	$—	$—	$1,761	$—	$—	$—	$—	$1,270
Knightsbridge CLO 2007-1 Ltd.	$14,852	$—	$—	$418	$—	$—	$—	$—	$—
Knightsbridge CLO 2008-1 Ltd.	$36,996	$—	$—	$105	$—	$—	$—	$—	$—
LVCG Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
Making Memories Wholesale, Inc.	$—	$100	$—	$342	$—	$—	$155	$25	$(465)
Reflexite Corporation	$—	$—	$—	$842	$—	$—	$9	$—	$—
Senior Secured Loan Fund LLC	$11,594	$8,605	$—	$7,237	$751	$—	$897	$407	$3,586
The Thymes, LLC	$—	$—	$—	$137	$—	$—	$—	$—	$(14)

(8)                                  Non-U.S. company or principal place of business outside the U.S. and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

(9)                                  Non-registered investment company.

(10)                            A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either Libor or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually (A), semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, we have provided the interest rate in effect at March 31, 2010.

(11)                            In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 3.00% on $17.2 million aggregate principal amount of the portfolio company’s senior term debt previously syndicated by us.

(12)                        In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.50% on $25.0 million aggregate principal amount of the portfolio company’s senior term debt previously syndicated by us.

(13)                            Loan was on non-accrual status as of March 31, 2010.

(14)                            Loan includes interest rate floor feature.

(15)                            In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.98% on $15.0 million aggregate principal amount of the portfolio company’s senior term debt previously syndicated by us.

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2009

(dollar amounts in thousands, except per unit data)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Healthcare—Services
American Renal Associates, Inc.	Dialysis provider	Senior secured loan ($902 par due 12/2010)	8.50% (Libor + 5.00%/D)	12/14/2005	$902	$902	$1.00	(3)(15)
		Senior secured loan ($10,389 par due 12/2011)	8.50% (Libor + 5.00%/Q)	12/14/2005	10,389	10,389	$1.00	(3)(15)
Capella Healthcare, Inc.	Acute care hospital operator	Junior secured loan ($12,500 par due 2/2016)	13.00%	2/29/2008	12,500	12,500	$1.00
		Junior secured loan ($30,000 par due 2/2016)	13.00%	2/29/2008	30,000	30,000	$1.00	(2)
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC(6)	Healthcare analysis services	Preferred stock (7,427 shares)	14.00% PIK	6/15/2007	8,467	8,043	$950.00	(4)
		Common stock (9,679 shares)		6/15/2007	4,000	8,114	$840.00
		Common stock (1,546 shares)		6/15/2007	—	—	—
DSI Renal, Inc.	Dialysis provider	Senior secured revolving loan ($2 par due 3/2011)	7.25% (Base Rate + 4.00%/M)	4/4/2006	2	2	$0.95
		Senior secured revolving loan ($132 par due 3/2011)	7.25% (Base Rate + 4.00%/M)	4/4/2006	132	126	$0.95
		Senior secured revolving loan ($20 par due 3/2011)	7.25% (Base Rate + 4.00%/M)	4/4/2006	20	19	$0.95
		Senior secured revolving loan ($7,392 par due 3/2011)	7.25% (Base Rate + 4.00%/M)	4/4/2006	7,392	7,022	$0.95
		Senior secured revolving loan ($122 par due 3/2011)	7.25% (Base Rate + 4.00%/M)	4/4/2006	122	116	$0.95
		Senior secured loan ($339 par due 3/2013)	7.25% (Base Rate + 4.00%/Q)	4/4/2006	237	322	$0.95
		Senior secured loan ($44 par due 3/2013)	7.25% (Base Rate + 4.00%/Q)	4/4/2006	31	42	$0.95
		Senior secured loan ($16,960 par due 3/2013)	7.25% (Base Rate + 4.00%/Q)	4/4/2006	12,323	16,112	$0.95
		Senior subordinated loan ($66,552 par due 4/2014)	16.00% PIK	4/4/2006	66,215	63,220	$0.95	(4)
		Senior subordinated loan ($14,285 par due 4/2014)	16.00% PIK	4/4/2006	14,211	13,571	$0.95	(3)(4)
GG Merger Sub I, Inc.	Drug testing services	Senior secured loan ($11,330 par due 12/2014)	4.26% (Libor + 4.00%/Q)	12/14/2007	10,919	10,197	$0.90	(2)
		Senior secured loan ($12,000 par due 12/2014)	4.26% (Libor + 4.00%/Q)	12/14/2007	11,460	10,800	$0.90	(3)
HCP Acquisition Holdings, LLC(7)	Healthcare compliance advisory services	Class A units (10,044,176 units)		6/26/2008	10,044	4,256	$0.72
Heartland Dental Care, Inc.	Dental services	Senior subordinated loan ($32,717 par due 8/2013)	11.00% Cash, 3.25% PIK	7/31/2008	32,717	32,717	$1.00	(4)
Magnacare Holdings, Inc., Magnacare Administrative Services, LLC, and Magnacare, LLC	Health plan management company	Senior subordinated loan ($4,670 par due 1/2013)	12.75% Cash, 2.00% PIK	2/9/2009	3,363	4,670	$1.00	(4)
MPBP Holdings, Inc., Cohr Holdings, Inc. and MPBP Acquisition Co., Inc.	Healthcare equipment services	Senior secured loan ($997 par due 1/2013)		1/31/2007	489	628	$0.63
		Junior secured loan ($20,000 par due 1/2014)	6.48% (Libor + 6.25%/B)	1/31/2007	20,049	5,000	$0.25
		Junior secured loan ($12,000 par due 1/2014)	6.48% (Libor + 6.25%/B)	1/31/2007	12,000	3,000	$0.25	(3)
		Common stock (50,000 shares)		1/31/2007	5,000	—
MWD Acquisition Sub, Inc.	Dental services	Junior secured loan ($5,000 par due 5/2012)	6.48% (Libor + 6.25%/M)	5/3/2007	5,000	4,350	$0.87	(3)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
OnCURE Medical Corp.	Radiation oncology care provider	Senior secured loan ($3,068 par due 6/2012)	3.75% (Libor + 3.50%/M)	8/18/2006	3,068	2,761	$0.90	(3)
		Senior subordinated loan ($32,642 par due 8/2013)	11.00% Cash, 1.50% PIK	8/18/2006	32,664	29,378	$0.90	(4)
		Common stock (857,143 shares)		8/18/2006	3,000	3,000	$3.50
Passport Health Communications, Inc., Passport Holding Corp. and Prism Holding Corp.	Healthcare technology provider	Senior secured loan ($12,660 par due 5/2014)	10.50% (Libor + 7.50%/M)	5/9/2008	12,660	12,660	$1.00	(2)(15)
		Senior secured loan ($11,686 par due 5/2014)	10.50% (Libor + 7.50%/M)	5/9/2008	11,686	11,686	$1.00	(3)(15)
		Series A preferred stock (1,594,457 shares)		7/30/2008	9,900	9,900	$6.21
		Common stock (16,106 shares)		7/30/2008	100	100	$6.21
PG Mergersub, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Senior subordinated loan ($4,000 par due 3/2016)	12.50%	3/12/2008	3,938	4,000	$1.00
		Preferred stock (333 shares)		3/12/2008	333	333	$1,000.00
		Common stock (16,667 shares)		3/12/2008	167	167	$10.00
The Schumacher Group of Delaware, Inc.	Outsourced physician service provider	Junior secured loan ($5,229 par due 7/2013)	11.13% Cash, 1.00% PIK	7/18/2008	5,229	5,229	$1.00	(4)
		Junior secured loan ($30,909 par due 7/2013)	11.13% Cash, 1.00% PIK	7/18/2008	30,943	30,909	$1.00	(2)(4)
Univita Health, Inc.	Outsourced services provider	Senior subordinated loan ($20,500 par due 12/2014)	15.00%	12/22/2009	20,500	20,500	$1.00
VOTC Acquisition Corp.	Radiation oncology care provider	Senior secured loan ($17,417 par due 7/2012)	11.00% Cash, 2.00% PIK	6/30/2008	17,417	17,417	$1.00	(4)
		Preferred stock (3,888,222 shares)		7/14/2008	8,748	3,800	$0.98
					438,337	397,958			31.64%

Financial
Carador PLC(6)(8)(9)	Investment company	Ordinary shares (7,110,525 shares)		12/15/2006	9,033	2,489	$0.35
CIC Flex, LP(9)	Investment partnership	Limited partnership units (0.69 unit)		9/7/2007	41	41	$40,505.00
Covestia Capital Partners, LP(9)	Investment partnership	Limited partnership interest (47% interest)		6/17/2008	1,059	1,059
Firstlight Financial Corporation(6)(9)	Investment company	Senior subordinated loan ($73,077 par due 12/2016)	1.00% PIK	12/31/2006	73,032	54,808	$0.75	(4)
		Common stock (10,000 shares)		12/31/2006	10,000	—	—
		Common stock (30,000 shares)		12/31/2006	30,000	—	—
Ivy Hill Asset Management, LP	Investment manager	Member interest		6/15/2009	37,176	48,321
Ivy Hill Middle Market Credit Fund, Ltd.(7)(8)(9)	Investment company	Class B deferrable interest notes ($40,000 par due 11/2018)	6.28% (Libor + 6.00%/Q)	11/20/2007	40,000	36,800	$0.92
		Subordinated notes ($15,681 par due 11/2018)	18.70%	11/20/2007	15,681	14,583	$0.93
Imperial Capital Group, LLC and Imperial Capital Private Opportunities, LP(6)(9)	Investment banking services	Common units (2,526 units)		5/10/2007	3	3	$1.00
		Common units (315 units)		5/10/2007	—	—	—
		Common units (7,710 units)		5/10/2007	14,997	18,400	$2,386.51
		Limited partnership interest (80% interest)		5/10/2007	6,094	5,663
Partnership Capital Growth Fund I, LP(9)	Investment partnership	Limited partnership interest (25% interest)		6/16/2006	3,045	3,045
Senior Secured Loan Fund LLC	Investment partnership	Subordinated certificates ($172,796 par due 12/2015)	16.23%	10/30/2009	165,000	165,000	$0.95

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Trivergance Capital Partners, LP(9)	Investment partnership	Limited partnership interest (100% interest)		6/5/2008	2,016	2,016
VSC Investors LLC(9)	Investment company	Membership interest (4.63% interest)		1/24/2008	648	648
					407,825	352,876			28.05%

Education
Campus Management Corp. and Campus Management Acquisition Corp.(6)	Education software developer	Senior secured loan ($3,256 par due 8/2013)	10.00% Cash, 3.00% PIK	2/8/2008	3,256	3,256	$1.00	(4)(16)
		Senior secured loan ($30,269 par due 8/2013)	10.00% Cash, 3.00% PIK	2/8/2008	30,269	30,269	$1.00	(2)(4)(16)
		Senior secured loan ($8,961 par due 8/2013)	10.00% Cash, 3.00% PIK	2/8/2008	8,961	8,961	$1.00	(16)(4)
		Preferred stock (493,147 shares)	8.00% PIK	2/8/2008	9,668	13,750	$27.88	(4)
ELC Acquisition Corporation	Developer, manufacturer and retailer of educational products	Senior secured loan ($162 par due 11/2012)	3.48% (Libor + 3.25%/M)	11/30/2006	162	157	$0.97	(3)
		Junior secured loan ($8,333 par due 11/2013)	7.23% (Libor + 7.00%/M)	11/30/2006	8,333	8,167	$0.98	(3)
Instituto de Banca y Comercio, Inc. Leeds IV Advisors, Inc.(8)	Private school operator	Senior secured loan ($11,700 par due 3/2014)	8.50% (Libor + 6.00%/Q)	3/15/2007	11,700	11,700	$1.00	(3)(15)
		Senior subordinated loan ($30,877 par due 6/2014)	13.00% Cash, 3.00% PIK	6/4/2008	30,877	30,877	$1.00
		Preferred stock (165,811 shares)		6/4/2008	788	2,124	$12.81
		Preferred stock (140,577 shares)		3/31/2009	668	1,801	$12.81
		Common stock (214,286 shares)		6/4/2008	54	2,745	$12.81
		Common stock (140,577 shares)		3/31/2009	35	1,801	$12.81
JTC Education Holdings, Inc.	Postsecondary school operator	Senior secured loan ($31,250 par due 12/2014)	12.50% (Libor + 9.50%/M)	12/31/2009	31,250	31,250	$1.00	(15)
Lakeland Finance, LLC	Private school operator	Junior secured loan ($2,423 par due 12/2012)	11.50%	12/13/2005	2,423	2,423	$1.00
		Junior secured loan ($24,231 par due 12/2012)	11.50%	12/13/2005	24,231	24,231	$1.00	(2)
R3 Education, Inc. (formerly known as Equinox EIC Partners, LLC and MUA Management Company)(7)(8)	Medical school operator	Senior secured loan ($791 par due 6/2010)	9.00% (Libor + 6.00%/M)	4/24/2009	791	1,101	$1.39	(15)
		Senior secured loan ($7,275 par due 4/2013)	9.00% (Libor + 6.00%/M)	4/3/2007	7,275	10,127	$1.39	(3)(15)
		Senior secured loan ($5,041 par due 4/2013)	13.00% PIK	12/8/2009	1,244	3,186	$0.63
		Senior secured loan ($14,113 par due 4/2013)	9.00% (Libor + 6.00%/M)	9/21/2007	14,113	19,646	$1.39	(15)
		Preferred stock (8,800 shares)			2,200	1,100	$125.00
		Warrants to purchase 27,890 shares			—	—	—
		Common membership interest (26.27% interest)		9/21/2007	15,800	11,515
					204,098	220,187			17.50%

Services—Other
American Residential Services, LLC	Plumbing, heating and air-conditioning services	Junior secured loan ($20,608 par due 4/2015)	10.00% Cash, 2.00% PIK	4/17/2007	20,608	20,195	$0.98	(2)(4)
Diversified Collection Services, Inc.	Collections services	Senior secured loan ($10,529 par due 2/2011)	9.50% (Libor + 6.75%/M)	2/2/2005	9,280	10,529	$1.00	(2)(15)
		Senior secured loan ($3,747 par due 2/2011)	9.50% (Libor + 6.75%/M)	2/2/2005	3,747	3,747	$1.00	(3)(15)
		Senior secured loan ($1,931 par due 8/2011)	13.75% (Libor + 11.00%/M)	2/2/2005	1,931	1,931	$1.00	(2)(15)
		Senior secured loan ($7,492 par due 8/2011)	13.75% (Libor + 11.00%/M)	2/2/2005	7,492	7,492	$1.00	(3)(15)
		Preferred stock (14,927 shares)		5/18/2006	169	269	$18.02
		Common stock (114,004 shares)		2/2/2005	295	402	$3.53

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
GCA Services Group, Inc.	Custodial services	Senior secured loan $(13,255 par due 12/2011)	12.00%	12/15/2006	13,171	13,255	$1.00
		Senior secured loan $(14,768 par due 12/2011)	12.00%	12/15/2006	14,765	14,768	$1.00	(2)
		Senior secured loan $(9,866 par due 12/2011)	12.00%	12/15/2006	9,866	9,866	$1.00	(3)
Growing Family, Inc. and GFH Holdings, LLC	Photography services	Senior secured loan $(11,188 par due 8/2011)		3/16/2007	11,188	2,238	$0.20	(4)(14)
		Senior secured loan $(372 par due 8/2011)		3/16/2007	372	74	$0.20	(4)(14)
		Senior secured revolving loan $(2,500 par due 8/2011)		3/16/2007	1,513	303	$0.20	(4)(14)
		Senior secured loan $(3,575 par due 8/2011)		3/16/2007	3,575	715	$0.20	(4)(14)
		Senior secured loan $(147 par due 8/2011)		3/16/2007	147	29	$0.20	(4)(14)
		Common stock (552,430 shares)		3/16/2007	872	—	—
NPA Acquisition, LLC	Powersport vehicle auction operator	Junior secured loan $(12,000 par due 2/2013)	6.98% (Libor + 6.75%/M)	8/23/2006	12,000	12,000	$1.00	(3)
		Common units (1,709 units)		8/23/2006	1,000	2,570	$1,503.80
PODS Funding Corp.	Storage and warehousing provider	Senior subordinated loan $(25,125 par due 6/2015)	15.00%	12/23/2009	25,125	25,125	$1.00
		Subordinated loan $(6,500 par due 12/2015)	16.64%	12/23/2009	5,079	5,070	$0.78
Web Services Company, LLC	Laundry service and equipment provider	Senior secured loan $(4,938 par due 8/2014)	7.00% (Base Rate + 3.75%/Q)	6/15/2009	4,607	4,938	$1.00	(3)
		Senior subordinated loan $(18,219 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	18,219	17,308	$0.95	(4)
		Senior subordinated loan $(25,804 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	25,804	24,513	$0.95	(2)(4)
					190,825	177,337			14.10%

Restaurants and Food Services
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan $(3,592 par due 11/2012)	6.50% (Libor + 3.00% Cash, 0.50% PIK/S)	11/27/2006	2,010	2,010	$0.56	(4)(15)
		Senior secured revolving loan $(1,408 par due 11/2012)	6.50% (Base Rate + 2.50%/Q)	11/27/2006	1,408	1,408	$1.00	(4)(15)
		Senior secured loan $(23,574 par due 11/2013)	12.50% (Libor + 6.50% Cash, 3.00% PIK/Q)	11/27/2006	23,580	23,574	$1.00	(2)(4)(15)
		Senior secured loan $(11,049 par due 11/2013)	12.50% (Libor + 6.50% Cash, 3.00% PIK/Q)	11/27/2006	11,049	11,049	$1.00	(3)(4)(15)
		Promissory note $(13,105 par due 11/2016)	12.00% PIK	6/1/2006	13,093	13,105	$1.00	(4)
		Warrants to purchase 0.61 shares		6/1/2006	—	2,719
Encanto Restaurants, Inc.(8)	Restaurant owner and operator	Junior secured loan $(20,997 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/2006	20,997	19,947	$0.95	(2)(4)
		Junior secured loan $(3,999 par due 8/2013)	7.50% Cash + 3.50% PIK	8/16/2006	3,999	3,799	$0.95	(3)(4)
OTG Management, Inc.	Airport restaurant operator	Senior secured loan $(16,149 par due 6/2013)	20.500% (Libor + 11.00% Cash, 6.50% PIK/M)	6/19/2008	16,149	16,149	$1.00	(4)(15)
		Warrants to purchase up to 88,991 shares of common stock			—	1,102	—
		Warrants to purchase up to 9 shares of common stock			—	—	—
Vistar Corporation and Wellspring Distribution Corp.	Food service distributor	Senior subordinated loan $(43,625 par due 5/2015)	13.50%	5/23/2008	43,625	41,444	$0.95
		Senior subordinated loan $(30,000 par due 5/2015)	13.50%	5/23/2008	30,000	28,500	$0.95	(2)
		Class A non-voting common stock (1,366,120 shares)		5/23/2008	7,500	4,050	$2.96
					173,410	168,856			13.42%

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Beverage, Food and Tobacco
3091779 Nova Scotia Inc.(8)	Baked goods manufacturer	Senior secured revolving loan $(5,485 par due 1/2010)	8.00%	11/2/2007	1,385	1,494	$0.27	(4)(12)
		Senior secured revolving loan $(1,016 par due 1/2010)	8.00%	11/2/2007	1,016	969	$0.95
		Junior secured loan $(14,386 par due 1/2010)	10.00% Cash, 4.00% PIK	11/2/2007	15,147	10,292	$0.72	(4)(12)
		Warrants to purchase 57,545 shares			—	—
Apple & Eve, LLC and US Juice Partners, LLC(6)	Juice manufacturer	Senior secured revolving loan $(10,000 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	3,000	3,000	$0.30	(15)
		Senior secured loan $(17,963 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	17,963	17,963	$1.00	(15)
		Senior secured loan $(15,937 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	15,937	15,937	$1.00	(3)(15)
		Senior units (50,000 units)			5,000	5,000	$100.00
Best Brands Corporation	Baked goods manufacturer	Senior secured loan $(324 par due 12/2012)	7.48% (Libor + 7.25%/M)	2/15/2008	324	324	$1.00	(4)
		Senior secured loan $(13,034 par due 12/2012)	7.48% (Libor + 7.25%/M)	2/15/2008	11,035	13,034	$1.00	(2)(4)
		Junior secured loan $(28,692 par due 6/2013)	12.00% Cash, 4.00% PIK	12/14/2006	28,112	28,692	$1.00	(4)
		Junior secured loan $(11,733 par due 6/2013)	12.00% Cash, 4.00% PIK	12/14/2006	11,733	11,733	$1.00	(2)(4)
		Junior secured loan $(8,611 par due 6/2013)	12.00% Cash, 4.00% PIK	12/14/2006	8,531	8,611	$1.00	(3)(4)
Bumble Bee Foods, LLC and BB Co-Invest LP	Canned seafood manufacturer	Common stock (4,000 shares)		11/18/2008	4,000	6,760	$1,690.00
Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated loan $(5,883 par due 2/2013)	13.00% PIK	2/6/2008	5,883	5,883	$1.00	(4)
		Preferred stock (6,258 shares)		9/1/2006	2,500	1,725	$275.64
					131,566	131,417			10.45%

Retail
Apogee Retail, LLC	For-profit thrift retailer	Senior secured loan $(1,859 par due 3/2012)	5.23% (Libor + 5.00%/M)	3/27/2007	1,859	1,747	$0.94
		Senior secured loan $(2,969 par due 3/2012)	5.23% (Libor + 5.00%/M)	3/27/2007	2,969	2,791	$0.94	(2)
		Senior secured loan $(26,670 par due 3/2012)	5.23% (Libor + 5.00%/M)	3/27/2007	26,670	25,070	$0.94	(2)
		Senior secured loan $(11,670 par due 3/2012)	5.23% (Libor + 5.00%/M)	3/27/2007	11,670	10,970	$0.94	(3)
		Senior secured loan $(11,069 par due 9/2012)	12.00% Cash, 4.00% PIK	5/28/2008	11,069	11,069	$1.00	(4)
		Senior secured loan $(11,411 par due 9/2012)	12.00% Cash, 4.00% PIK	5/28/2008	11,411	11,411	$1.00	(4)
Dufry AG(8)	Retail newstand operator	Common stock (39,056 shares)		3/28/2008	3,000	2,638	$0.44
Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Senior subordinated loan $(5,524 par due 8/2014)	10.00% Cash, 2.00% PIK	8/8/2006	5,524	5,524	$1.00	(4)
		Senior subordinated loan $(20,323 par due 8/2014)	10.00% Cash, 2.00% PIK	8/8/2006	20,323	20,323	$1.00	(2)(4)
		Common stock (1,170,182 shares)		8/8/2006	4,500	5,840	$4.95
Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan $(11 par due 9/2012)	5.50% Cash, 1.00% PIK Option	9/28/2006	11	9	$0.84	(3)(4)
		Senior secured loan $(3,626 par due 9/2012)	5.50% Cash, 1.00% PIK Option	9/28/2006	3,624	2,901	$0.80	(3)(4)
		Senior secured loan $(68 par due 9/2012)	5.50% Cash, 1.00% PIK Option	9/28/2006	68	55	$0.80	(4)
		Senior secured loan $(18 par due 9/2012)	5.50% Cash, 1.00% PIK Option	9/28/2006	18	14	$0.80	(3)
		Senior secured loan $(28,402 par due 9/2012)	5.50% Cash, 1.00% PIK Option	9/28/2006	28,388	22,722	$0.80
		Senior secured loan $(7,303 par due 9/2012)	5.50% Cash, 1.00% PIK Option	9/28/2006	7,300	5,843	$0.80	(3)
		Preferred stock (73 shares)		3/19/2009	—	—	—
		Preferred stock (80 shares)		9/28/2006	1,800	—	—
		Warrants to purchase 859 shares of preferred shares		3/19/2009	—	—	—

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Common stock (800 shares)		9/28/2006	200	—	—
					140,404	128,927			10.25%

Business Services
Booz Allen Hamilton, Inc.	Strategy and technology consulting services	Senior secured loan $(741 par due 7/2015)	7.50% (Libor + 4.50%/S)	7/31/2008	727	741	$1.00	(3)(15)
		Senior subordinated loan $(250 par due 7/2016)	11.00% Cash, 2.00% PIK	7/31/2008	245	250	$1.00	(4)
		Senior subordinated loan $(12,400 par due 7/2016)	11.00% Cash, 2.00% PIK	7/31/2008	12,296	12,400	$1.00	(2)(4)
Investor Group Services, LLC(6)	Financial services	Limited liability company membership interest (10.00% interest)		6/22/2006	—	500
Pillar Holdings LLC and PHL Holding Co.(6)	Mortgage services	Senior secured revolving loan $(3,750 par due 11/2013)	5.78% (Libor + 5.50%/B)	11/20/2007	1,313	1,313	$0.35
		Senior secured loan $(16,752 par due 11/2013)	5.78% (Libor + 5.50%/B)	11/20/2007	16,752	16,752	$1.00	(2)
		Senior secured loan $(10,456 par due 11/2013)	5.78% (Libor + 5.50%/B)	11/20/2007	10,456	10,456	$1.00	(3)
		Senior secured loan $(1,875 par due 5/2014)	14.50%	7/31/2008	1,875	1,875	$1.00
		Senior secured loan $(5,500 par due 5/2014)	14.50%	7/31/2008	5,500	5,500	$1.00	(2)
		Common stock (84.78 shares)		11/20/2007	3,768	7,818	$92,208.00
Primis Marketing Group, Inc. and Primis Holdings, LLC(6)	Database marketing services	Senior subordinated loan $(10,222 par due 2/2013)		8/24/2006	10,222	511	$0.05	(4)(14)
		Preferred units (4,000 units)		8/24/2006	3,600	—	—
		Common units (4,000,000 units)		8/24/2006	400	—	—
Prommis Solutions, LLC, E-Default Services, LLC, Statewide Tax and Title Services, LLC & Statewide Publishing Services, LLC (formerly known as MR Processing Holding Corp.)	Bankruptcy and foreclosure processing services	Senior subordinated loan $(26,526 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/2007	26,526	26,526	$1.00	(4)
		Senior subordinated loan $(26,630 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/2007	26,630	26,630	$1.00	(2)(4)
		Preferred stock (30,000 shares)		4/11/2006	3,000	6,221	$207.37
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	250	$1.00
Summit Business Media, LLC	Business media consulting services	Junior secured loan $(11,078 par due 7/2014)		8/3/2007	10,018	554	$0.05	(3)(4)(14)
VSS-Tranzact Holdings, LLC(6)	Management consulting services	Common membership interest (8.51% interest)		10/26/2007	10,000	7,850
					143,578	126,147			10.03%

Manufacturing
Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan $(5,616 par due 4/2010)	5.25% (Libor + 5.00%/Q)	3/28/2005	5,653	4,437	$0.79	(3)
Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan $(536 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/16/2006	536	531	$0.99	(3)(15)
		Senior secured loan $(8,392 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/16/2006	8,392	8,308	$0.99	(3)(15)
		Senior secured loan $(626 par due 5/2011)	8.50% (Base Rate + 5.25%/M)	5/16/2006	626	620	$0.99	(3)
		Senior secured loan $(1,604 par due 5/2011)	10.00% (Libor + 6.00%/M)	5/16/2006	1,604	1,556	$0.97	(3)(15)
		Senior secured loan $(4,937 par due 5/2011)	13.00% Cash, 3.00% PIK	5/16/2006	4,937	4,838	$0.98	(2)(4)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Reflexite Corporation(7)	Developer and manufacturer of high-visibility reflective products	Senior subordinated loan $(16,785 par due 11/2014)	12.50% Cash, 5.50% PIK	2/26/2008	16,785	16,785	$1.00	(4)
		Common stock (1,821,860 shares)		3/28/2006	27,435	24,595	$13.50
Saw Mill PCG Partners LLC	Precision components manufacturer	Common units (1,000 units)		2/2/2007	1,000	—	—
UL Holding Co., LLC	Petroleum product manufacturer	Senior secured loan $(2,978 par due 12/2012)	14.00%	2/13/2009	2,978	2,829	$0.95	(2)
		Senior secured loan $(993 par due 12/2012)	14.00%	2/13/2009	993	943	$0.95	(3)
		Senior secured loan $(848 par due 12/2012)	14.00%	2/13/2009	848	805	$0.95	(3)
		Senior secured loan $(2,130 par due 12/2012)	9.15% (Libor + 8.88%/Q)	2/13/2009	2,130	2,023	$0.95
		Senior secured loan $(2,130 par due 12/2012)	14.00%	2/13/2009	2,130	2,023	$0.95
		Senior secured loan $(848 par due 12/2012)	9.15% (Libor + 8.88%/Q)	2/13/2009	848	805	$0.95	(3)
		Senior secured loan $(10,918 par due 12/2012)	9.15% (Libor + 8.88%/Q)	2/13/2009	10,918	10,372	$0.95	(3)
		Common units (50,000 units)		4/25/2008	500	500	$10.00
		Common units (50,000 units)		4/25/2008	—	—	—
Universal Trailer Corporation(6)	Livestock and specialty trailer manufacturer	Common stock (74,920 shares)		10/8/2004	7,930	—	—
					96,243	81,970			6.52%

Consumer Products—Non-Durable
Blacksmith Brands Holdings, Inc. and Blacksmith Brands, Inc.	Consumer products and personal care manufacturer	Senior secured loan $(32,500 par due 12/2014)	12.50% (Base Rate + 8.50%/Q)	10/23/2009	32,500	32,500	$1.00	(15)
Innovative Brands, LLC	Consumer products and personal care manufacturer	Senior secured loan $(8,881 par due 9/2011)	15.50%	10/12/2006	8,881	8,881	$1.00	(2)
		Senior secured loan $(8,198 par due 9/2011)	15.50%	10/12/2006	8,198	8,198	$1.00	(3)
Making Memories Wholesale, Inc.(6)	Scrapbooking branded products manufacturer	Senior secured loan $(9,750 par due 8/2014)	10.00% (Base Rate + 5.50%/Q)	8/21/2009	7,770	9,750	$1.00	(15)
		Senior secured loan $(5,138 par due 8/2014)	15.00% (7.50% Cash, 7.50% PIK/Q)	8/21/2009	4,062	514	$0.10	(4)
		Common stock (100 shares)		8/21/2009	—	—	—
The Thymes, LLC(7)	Cosmetic products manufacturer	Preferred stock (6,283 shares)	8.00% PIK	6/21/2007	6,785	6,107	$972.06	(4)
		Common stock (5,400 shares)		6/21/2007	—	—	—
					68,196	65,950			5.24%

Aerospace & Defense
AP Global Holdings, Inc.	Safety and security equipment manufacturer	Senior secured loan $(7,414 par due 10/2013)	4.74% (Libor + 4.50%/M)	11/8/2007	7,295	6,969	$0.94	(3)
ILC Industries, Inc.	Industrial products provider	Junior secured loan $(12,000 par due 6/2014)	11.50%	6/27/2006	12,000	12,000	$1.00	(3)
Thermal Solutions LLC and TSI Group, Inc.	Thermal management and electronics packaging manufacturer	Senior secured loan $(462 par due 3/2011)	4.00% (Libor + 3.75%/Q)	3/28/2005	462	444	$0.96	(3)
		Senior secured loan $(2,732 par due 3/2012)	4.50% (Libor + 4.25%/Q)	3/28/2005	2,732	2,486	$0.91	(3)
		Senior subordinated loan $(2,747 par due 3/2013)	11.50% Cash, 2.50% PIK	3/21/2006	2,747	2,554	$0.93	(4)
		Senior subordinated loan $(2,165 par due 3/2013)	11.50% Cash, 2.75% PIK	3/28/2005	2,165	2,013	$0.93	(4)
		Senior subordinated loan $(3,418 par due 3/2013)	11.50% Cash, 2.75% PIK	3/28/2005	3,418	3,178	$0.93	(4)
		Preferred stock (71,552 shares)		3/28/2005	716	529	$7.39
		Common stock (1,460,246 shares)		3/28/2005	15	11	$0.01

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Junior secured loan $(16,000 par due 1/2015)	15.00%	1/17/2008	16,000	16,000	$1.00	(2)
		Junior secured loan $(12,000 par due 1/2015)	15.00%	1/17/2008	12,000	12,000	$1.00	(3)
		Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	96	80	$103.24	(4)
		Common stock (1,616,976 shares)		1/17/2008	2,004	1,600	$0.99
					61,650	59,864			4.76%

Printing, Publishing and Media
Canon Communications LLC	Print publications services	Junior secured loan $(11,968 par due 11/2011)	13.75% (Libor + 8.75% Cash, 2.00% PIK/Q)	5/25/2005	11,957	9,574	$0.80	(2)(4)(15)
		Junior secured loan $(12,197 par due 11/2011)	13.75% (Libor + 8.75% Cash, 2.00% PIK/Q)	5/25/2005	12,190	9,757	$0.80	(3)(4)(15)
LVCG Holdings LLC(7)	Commercial printer	Membership interests (56.53% interest)		10/12/2007	6,600	330
National Print Group, Inc.	Printing management services	Senior secured revolving loan $(3,926 par due 3/2012)	9.00% (Libor + 6.00%/S)	3/2/2006	1,428	771	$0.20	(15)
		Senior secured revolving loan $(183 par due 3/2012)	9.00% (Libor + 5.00%/M)	3/2/2006	183	99	$0.54	(15)
		Senior secured loan $(7,119 par due 3/2012)	16.00% (Libor + 9.00% Cash, 4.00% PIK/Q)	3/2/2006	7,024	3,844	$0.54	(3)(15)(4)
		Senior secured loan $(1,071 par due 3/2012)	16.00% (Base Rate + 8.00% Cash, 4.00% PIK/M)	3/2/2006	1,071	578	$0.54	(3)(15)(4)
		Preferred stock (9,344 shares)		3/2/2006	2,000	—	—
The Teaching Company, LLC and The Teaching Company Holdings, Inc.(11)	Education publications provider	Senior secured loan $(18,000 par due 9/2012)	10.50%	9/29/2006	18,000	18,000	$1.00	(2)(11)
		Senior secured loan $(10,000 par due 9/2012)	10.50%	9/29/2006	10,000	10,000	$1.00	(3)(11)
		Preferred stock (29,969 shares)	8.00%	9/29/2006	2,997	3,872	$129.20
		Common stock (15,393 shares)		9/29/2006	3	4	$0.26
					73,453	56,829			4.52%

Telecommunications
American Broadband Communications, LLC and American Broadband Holding Company	Broadband communication services	Senior subordinated loan $(31,902 par due 11/2014)	18.00% (10.00% Cash, 8.00% PIK/Q)	2/8/2008	31,902	31,902	$1.00	(2)(4)
		Senior subordinated loan $(8,050 par due 11/2014)	18.00% (10.00% Cash, 8.00% PIK/Q)	11/7/2007	8,050	8,050	$1.00	(4)
		Warrants to purchase 166 shares		11/7/2007	—	—	—
					39,952	39,952			3.18%

Environmental Services
AWTP, LLC	Water treatment services	Junior secured loan $(4,755 par due 12/2012)		12/23/2005	4,755	1,902	$0.40	(14)
		Junior secured loan $(2,086 par due 12/2012)		12/23/2005	2,086	834	$0.40	(3)(14)
		Junior secured loan $(4,755 par due 12/2012)		12/23/2005	4,755	1,902	$0.40	(14)
		Junior secured loan $(2,086 par due 12/2012)		12/23/2005	2,086	834	$0.40	(3)(14)
Mactec, Inc.	Engineering and environmental services	Class B-4 stock (16 shares)		11/3/2004	—	—	—
		Class C stock (5,556 shares)		11/3/2004	—	150	$27.00
Sigma International Group, Inc.	Water treatment parts manufacturer	Junior secured loan $(917 par due 10/2013)	16.00% (Libor + 8.00%/Q)	11/6/2007	917	642	$0.70	(15)
		Junior secured loan $(2,750 par due 10/2013)	16.00% (Libor + 8.00%/Q)	11/1/2007	2,750	1,925	$0.70	(15)
		Junior secured loan $(1,833 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	1,833	1,283	$0.70	(15)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Junior secured loan ($2,000 par due 10/2013)	16.00% (Libor + 8.00%/Q)	11/6/2007	2,000	1,400	$0.70	(3)(15)
		Junior secured loan ($6,000 par due 10/2013)	16.00% (Libor + 8.00%/Q)	11/1/2007	6,000	4,200	$0.70	(3)(15)
		Junior secured loan ($4,000 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	4,000	2,800	$0.70	(3)(15)
Waste Pro USA, Inc.	Waste management services	Preferred Class A common stock (611,615 shares)	14.00% PIK	11/9/2006	12,263	13,263	$21.69	(4)
Wastequip, Inc.(6)	Waste management equipment manufacturer	Senior subordinated loan ($13,121 par due 2/2015)	10.00% Cash, 2.50% PIK	2/5/2007	13,030	1,968	$0.15	(4)
		Common stock (13,889 shares)		2/2/2007	1,389	—	—
					57,864	33,103			2.63%

Computers and Electronics
RedPrairie Corporation	Software manufacturer	Junior secured loan ($3,300 par due 1/2013)	6.78% (Libor + 6.50%/Q)	7/13/2006	3,300	3,135	$0.95	(2)
		Junior secured loan ($12,000 par due 1/2013)	6.78% (Libor + 6.50%/Q)	7/13/2006	12,000	11,400	$0.95	(3)
TZ Merger Sub, Inc.	Computers and Electronics	Senior secured loan ($4,818 par due 7/2015)	7.50% (Libor + 4.50%/Q)	6/15/2009	4,711	4,818	$1.00	(3)(15)
X-rite, Incorporated	Artwork software manufacturer	Junior secured loan ($3,074 par due 7/2013)	14.38% (Libor + 11.38%/Q)	7/6/2006	3,074	3,074	$1.00	(15)
		Junior secured loan ($7,685 par due 7/2013)	14.38% (Libor + 11.38%/Q)	7/6/2006	7,685	7,685	$1.00	(3)(15)
		Junior secured loan ($42 par due 7/2013)	14.38% (Base Rate + 10.38%/Q)	7/6/2006	42	42	$1.00	(15)
		Junior secured loan ($105 par due 7/2013)	14.38% (Base Rate + 10.38%/Q)	7/6/2006	105	105	$1.00	(3)(15)
					30,917	30,259			2.41%

Cargo Transport
The Kenan Advantage Group, Inc.	Fuel transportation provider	Senior secured loan ($2,400 par due 12/2011)	2.98% (Libor + 2.75%/M)	12/15/2005	2,400	2,304	$0.96	(3)(4)
		Senior subordinated loan ($26,125 par due 12/2013)	9.50% Cash, 3.50% PIK	12/15/2005	26,125	25,603	$0.98	(2)(4)
		Preferred stock (10,984 shares)	8.00% PIK	12/15/2005	1,454	1,932	$175.89	(4)
		Common stock (30,575 shares)		12/15/2005	31	41	$1.34
					30,010	29,880			2.38%

Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	Senior secured loan ($1,750 par due 10/2013)	4.73% (Libor + 4.50%/M)	10/11/2007	1,750	1,540	$0.88	(2)(13)
		Senior secured loan ($1,000 par due 10/2013)	4.73% (Libor + 4.50%/M)	10/11/2007	1,000	880	$0.88	(2)(13)
		Senior secured loan ($17 par due 10/2013)	6.75% (Base Rate + 3.50%/Q)	10/11/2007	17	15	$0.87	(2)(13)
		Senior secured loan ($16 par due 10/2013)	6.75% (Base Rate + 3.50%/Q)	10/11/2007	16	14	$0.88	(3)(13)
		Senior secured loan ($11,484 par due 10/2013)	4.73% (Libor + 4.50%/M)	10/11/2007	11,484	10,106	$0.88	(3)(13)
		Senior secured loan ($12,483 par due 10/2013)	6.75% (Base Rate + 3.50%/Q)	10/11/2007	12,483	10,985	$0.88	(2)(13)
					26,750	23,540			1.87%

Containers-Packaging
Industrial Container Services, LLC(6)	Industrial container manufacturer, reconditioner and servicer	Senior secured revolving loan ($15,696 par due 9/2011)	5.75% (Base Rate + 2.50%/M)	6/21/2006	950	922	$0.06
		Senior secured loan ($322 par due 9/2011)	4.23% (Libor + 4.00%/M)	6/21/2006	322	312	$0.97	(2)
		Senior secured loan ($134 par due 9/2011)	4.23% (Libor + 4.00%/M)	6/21/2006	134	130	$0.97	(2)
		Senior secured loan ($4,926 par due 9/2011)	4.23% (Libor + 4.00%/M)	6/21/2006	4,926	4,778	$0.97	(3)
		Senior secured loan ($2,052 par due 9/2011)	4.23% (Libor + 4.00%/M)	6/21/2006	2,052	1,991	$0.97	(3)
		Senior secured loan ($268 par due 9/2011)	4.25% (Libor + 4.00%/M)	6/21/2006	268	260	$0.97	(2)
		Senior secured loan ($4,105 par due 9/2011)	4.25% (Libor + 4.00%/M)	6/21/2006	4,105	3,982	$0.97	(3)
		Senior secured loan ($27 par due 9/2011)	5.75% (Base Rate + 2.50%/M)	6/21/2006	27	26	$0.97	(2)
		Senior secured loan ($410 par due 9/2011)	5.75% (Base Rate + 2.50%/M)	6/21/2006	410	398	$0.97	(3)
		Common stock (1,800,000 shares)		9/29/2005	1,800	8,550	$4.75
					14,994	21,349			1.70%

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Grocery
Planet Organic Health Corp.(8)	Organic grocery store operator	Junior secured loan ($876 par due 7/2013)	15.00% (Libor + 12.00%/Q)	7/3/2007	874	832	$0.95	(15)
		Junior secured loan ($10,436 par due 7/2013)	15.00% (Libor + 12.00%/Q)	7/3/2007	10,414	9,914	$0.95	(3)(15)
		Senior subordinated loan ($12,724 par due 7/2012)	13.00% Cash, 4.00% PIK	7/3/2007	12,572	9,416	$0.74	(4)
					23,863	20,162			1.60%

Consumer Products—Durable
Direct Buy Holdings, Inc. and Direct Buy Investors, LP(6)	Membership-based buying club franchisor and operator	Senior secured loan ($23 par due 11/2012)	6.75% (Libor + 5.00%/M)	12/14/2007	22	19	$0.85	(2)(15)
		Senior secured loan ($2,099 par due 11/2012)	6.75% (Libor + 5.00%/M)	12/14/2007	2,030	1,784	$0.85	(2)(15)
		Partnership interests (19.31% interest)		11/30/2007	10,000	3,000
					12,052	4,803			0.38%

Housing—Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,956 par due 3/2011)		10/8/2004	8,991	448	$0.05	(2)(4)(14)
		Warrants to purchase 4,464 shares		10/8/2004	653	—	—
		Common stock (2,743 shares)		10/8/2004	753	—	—
					10,397	448			0.04%
					$2,376,384	$2,171,814

(1)

Other than our investments in HCP Acquisition Holdings, LLC, Ivy Hill Asset Management, LP., Ivy Hill Middle Market Credit Fund, Ltd., LVCG Holdings, LLC, Making Memories Wholesale, Inc., Reflexite Corporation, Senior Secured Loan Fund LLC and The Thymes, LLC, we do not “Control” any of our portfolio companies, as defined in the Investment Company Act. In general, under the Investment Company Act, we would “Control” a portfolio company if we owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. All of our portfolio company investments are subject to legal restrictions on sales which as of December 31, 2009 represented 173% of the Company’s net assets.

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

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
HCP Acquisition Holdings, LLC	$1,495	$—	$18	$—	$—	$—	$—	$—	$(3,721)
Ivy Hill Asset Management, LP	$37,406	$—	$236	$—	$—	$2,391	$—	$494	$19,145
Ivy Hill Middle Market Credit Fund, Ltd.	$—	$—	$131	$5,742	$—	$—	$1,265	$—	$1,284
LVCG Holdings, LLC	$—	$—	$—	$—	$—	$—	$66	$—	$(8,170)
Making Memories Wholesale, Inc.	$—	$199	$14,224	$518	$—	$—	$5	$(14,173)	$12,822
R3 Education, Inc.	$15,613	$6,050	$—	$651	$—	$—	$17	$—	$(3,696)
Reflexite Corporation	$7,800	$—	$2,000	$2,830	$194	$—	$71	$—	$(10,925)
Senior Secured Loan Fund LLC	$165,000	$—	$—	$4,831	$—	$—	$640	$—	$—
The Thymes, LLC	$—	$—	$—	$502	$—	$—	$—	$—	$455

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

(11)

In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.50% on $18.4 million aggregate principal amount of the portfolio company’s senior term debt previously syndicated by us.

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2010 (unaudited)

(dollar amounts in thousands, except per share data)

	Common Stock		Capital in Excess of	Accumulated Undistributed (Overdistributed) Net Investment	Accumulated Net Realized Gain (Loss) on Sale	Net Unrealized (Depreciation) Appreciation	Total Stockholders’
	Shares	Amount	Par Value	Income	of Investments	of Investments	Equity
Balance at December 31, 2009	109,944,674	$110	$1,490,458	$3,143	$(31,115)	$(204,708)	$1,257,888
Issuance of common stock from add-on offering (net of offering and underwriting costs)	22,957,993	23	277,184	—	—	—	277,207
Net increase in stockholders’ equity resulting from operations	—	—	—	31,705	(4,881)	49,591	76,415
Dividend declared ($0.35 per share)	—	—	—	(46,516)	—	—	(46,516)
Shares issued in connection with dividend reinvestment plan	292,810	—	3,988	—	—	—	3,988
Balance at March 31, 2010	133,195,477	$133	$1,771,630	$(11,668)	$(35,996)	$(155,117)	$1,568,982

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollar amounts in thousands)

	For the three months ended
	March 31, 2010	March 31, 2009
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$76,415	$35,034
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Realized gain on extinguishment of debt	—	(26,543)
Net realized losses from investments and foreign currency transactions	4,881	1,787
Net unrealized losses (gains) from investments and foreign currency transactions	(49,591)	19,874
Net accretion of discount on securities	(993)	(93)
Increase in accrued payment-in-kind dividends and interest	(7,134)	(10,722)
Amortization of debt issuance costs	2,687	1,004
Depreciation	163	174
Proceeds from sale and redemption of investments	288,493	77,091
Purchases of investments	(305,174)	(84,770)
Changes in operating assets and liabilities:
Interest receivable	2,697	272
Other assets	(1,818)	—
Management and incentive fees payable	(49,895)	7,314
Accounts payable and accrued expenses	3,041	904
Interest and facility fees payable	521	(1,838)
Net cash provided by (used in) operating activities	(35,707)	19,488
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	277,207	—
Borrowings on debt	195,000	100,000
Repayments on debt	(392,947)	(79,247)
Credit facility financing costs	(16,439)	—
Dividends paid in cash	(42,528)	(81,608)
Net cash provided by (used in) financing activities	20,293	(60,855)
CHANGE IN CASH AND CASH EQUIVALENTS	(15,414)	(41,367)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	99,227	89,383
CASH AND CASH EQUIVALENTS, END OF PERIOD	$83,813	$48,016
Supplemental Information:
Interest paid during the period	$4,953	$7,204
Taxes paid during the period	$14	$581
Dividends declared during the period	$46,516	$40,804

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2010 (unaudited)

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

On October 26, 2009, we entered into a definitive agreement to acquire Allied Capital Corporation (“Allied Capital”), in an all stock transaction upon the consummation of which each existing share of common stock of Allied Capital was exchanged for 0.325 shares of our common stock (the “Allied Acquisition”). The boards of directors of both companies each unanimously approved the Allied Acquisition and on March 26, 2010, Allied Capital’s stockholders approved the merger and our stockholders approved the issuance of shares of our common stock to Allied Capital’s stockholders. We consummated the Allied Acquisition on April 1, 2010 in a transaction valued at approximately $907 million as of the closing date. In connection therewith, we issued approximately 58.5 million shares of our common stock (including the effect of outstanding in-the-money Allied Capital stock options) to Allied Capital’s then-existing stockholders, thereby resulting in our then-existing stockholders owning approximately 69% of the combined company and then-existing Allied Capital stockholders owning approximately 31% of the combined company.

The Company has elected to be treated as a regulated investment company (a “RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and operates in a manner so as to qualify for the tax treatment applicable to RICs. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first and second lien senior loans and mezzanine debt, which in some cases includes an equity component like warrants, and, to a lesser extent, in equity investments in private middle market companies.

We are externally managed by Ares Capital Management LLC (“Ares Capital Management” or the “investment adviser”), an affiliate of Ares Management LLC (“Ares Management”), a global alternative asset manager and a Securities and Exchange Commission (“SEC”) registered investment adviser. Ares Operations LLC (“Ares Operations” or the “administrator”), an affiliate of Ares Management, provides the administrative services necessary for us to operate.

Interim financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2010.

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

Cash and Cash Equivalents

Cash and cash equivalents include funds from time to time deposited with financial institutions and short-term, liquid investments in a money market fund. Cash and cash equivalents are carried at cost which approximates fair value.

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

Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors, based on the input of our management and audit committee and independent valuation firms, under a valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize.   Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize significantly less than the value at which we have recorded it.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2010, 4.2% of total investments at amortized cost (or 1.0% at fair value) were on non-accrual status. As of December 31, 2009, 2.5% of total investments at amortized cost (or 0.5% at fair value) were on non-accrual status.

Payment-in-Kind Interest

The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. For the three months ended March 31, 2010 and 2009, $7,134 and $10,722, respectively, in PIK income were recorded.

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

(2)         Purchases and sales of investment securities, income and expenses — at the exchange rates prevailing on the respective dates of such transactions, income or expenses.

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

Offering Expenses

The Company’s offering costs, excluding underwriters’ fees, are charged against the proceeds from equity offerings when received. For the three months ended March 31, 2010, the Company incurred approximately $872 of offering costs. There were no equity offerings during the three months ended March 31, 2009.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2010 and 2009, a net benefit of $70 and $30, respectively, was recorded for U.S. Federal excise tax.

Certain of our wholly owned subsidiaries are subject to U.S. Federal and state income taxes. For the three months ended March 31, 2010, we recorded a tax benefit of approximately $92 for these subsidiaries, and for the three months ended March 31, 2009, we recorded a tax expense of approximately $61 for these subsidiaries.

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

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 adds new requirements for disclosures about transfers into and out of Level 1 and 2 inputs and separate disclosures about fair value measurements (see Note 8), particularly with respect to purchases, sales, issuances and settlements relating to Level 3 inputs. It also clarifies existing fair value disclosures about the level of disaggregation, will require that entities provide fair value measurement disclosures for each class of assets and liabilities, and adds requirements relating to inputs and valuation techniques used to measure fair value. Generally, ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, however, the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 inputs will not be required until fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a significant impact on the Company’s financial condition and results of operations.

3.                               AGREEMENTS

Investment Advisory and Management Agreement

The Company is party to an investment advisory and management agreement (the “investment advisory and management agreement”) with Ares Capital Management. Subject to the overall supervision of our board of directors, Ares Capital Management provides investment advisory services to the Company. For providing these services, Ares Capital Management receives a fee from us, consisting of two components—a base management fee and an incentive fee. Ares Capital Management has committed to defer up to $15 million in base management and incentive fees for each of the first two years following the Allied Acquisition (as defined in Note 15) if certain earnings targets are not met.

The base management fee is calculated at an annual rate of 1.5% based on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears.

The incentive fee has two parts. One part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the administration agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that we have not yet received in cash. The investment adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued interest that we never actually receive.

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

Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 2% per quarter. If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for our investment adviser to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. Our pre-incentive fee net investment income used to calculate this part of the incentive fee is also included in the amount of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds) used to calculate the 1.5% base management fee.

We pay the investment adviser an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•                  no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle rate;

•                  100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5% in any calendar quarter. We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 2.5%) as the “catch-up” provision. The “catch-up” is meant to provide our investment adviser with 20% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 2.5% in any calendar quarter; and

•                  20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter.

These calculations are adjusted for any share issuances or repurchases during the quarter.

The second part of the incentive fee (the “Capital Gains Fee”), is determined and payable in arrears as of the end of each calendar year (or, upon termination of the investment advisory and management agreement, as of the termination date) and is calculated at the end of each applicable year by subtracting (a) the sum of our cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (b) our cumulative aggregate realized capital gains, in each case calculated from October 8, 2004. If such amount is positive at the end of such year, then the Capital Gains Fee for such year is equal to 20% of such amount, less the aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee for such year.

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

For the three months ended March 31, 2010, we incurred $8,456 in base management fees and $8,144 in incentive management fees related to pre-incentive fee net investment income. For the three months ended March 31, 2010, we accrued no incentive management fees related to net realized capital gains.  As of March 31, 2010, $16,600 was unpaid and included in “management and incentive fees payable” in the accompanying consolidated balance sheet.

For the three months ended March 31, 2009, we incurred $7,498 in base management fees and $7,550 in incentive management fees related to pre-incentive fee net investment income. For the three months ended March 31, 2009, we accrued no incentive management fees related to net realized capital gains.

Administration Agreement

We are party to a separate administration agreement, referred to herein as the “administration agreement,” with our administrator, Ares Operations. Pursuant to the administration agreement, Ares Operations furnishes us with office equipment and clerical, bookkeeping and record keeping services. Under the administration agreement, Ares Operations also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Operations assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement are equal to an amount based upon our allocable portion of Ares Operations’ overhead in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60-days’ written notice to the other party.

For the three months ended March 31, 2010 and 2009, we incurred $1,231 and $1,004, respectively, in administrative fees. As of March 31, 2010, $1,231 was unpaid and included in “accounts payable and accrued expenses” in the accompanying consolidated balance sheet.

4.                               EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity per share resulting from operations for the three months ended March 31, 2010 and 2009:

	Three months ended March 31, 2010	Three months ended March 31, 2009
Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	$76,415	$35,034
Denominator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	124,544,026	97,152,820
Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$0.61	$0.36

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

For the three months ended March 31, 2010, the Company funded $19.8 million aggregate principal amount of senior term debt, $170.4 million aggregate principal amount of senior subordinated debt, $11.6 million for the investment in Senior Secured Loan Fund LLC (the “Senior Secured Loan Fund”) (see Note 10), $51.9 million of investments in collateralized loan obligations, and $51.0 million of investments in equity securities.

In addition, for the three months ended March 31, 2010, $228.4 million aggregate principal amount of senior term debt, $73.0 million of senior subordinated debt, $8.6 million of the investment in the Senior Secured Loan Fund and $3.0 million of investments in equity securities were sold or redeemed.

As of March 31, 2010, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$83,813	$83,813
Senior term debt	1,073,539	993,359
Senior subordinated debt	612,801	572,853
Senior Secured Loan Fund	166,414	170,000
Equity securities	413,810	379,516
Collateralized loan obligations	107,528	104,501
Total	$2,457,905	$2,304,042

As of December 31, 2009, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$99,227	$99,227
Senior term debt	1,152,462	1,072,149
Senior subordinated debt	658,787	595,668
Senior Secured Loan Fund	165,000	165,000
Equity securities	344,454	287,614
Collateralized loan obligations	55,681	51,383
Total	$2,475,611	$2,271,041

The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt using the effective interest method.

The industrial and geographic compositions of our portfolio at fair value at March 31, 2010 and December 31, 2009 were as follows:

Industry	March 31, 2010	December 31, 2009

Financial	20.6%	16.2%
Health Care	19.3	18.3
Other Services	10.4	8.2
Education	10.2	10.1
Restaurants	7.4	7.8
Business Services	5.1	5.8
Retail	4.3	5.9
Consumer Products	4.3	3.2
Manufacturing	3.5	3.8
Printing/Publishing/Media	2.6	2.6
Beverage/Food/Tobacco	2.4	6.1
Telecommunications	1.9	1.8
Environmental Services	1.5	1.5
Aerospace and Defense	1.4	2.8
Cargo Transport	1.4	1.4
Health Clubs	1.1	1.1
Containers/Packaging	1.0	1.0
Grocery	0.9	0.9
Computers/Electronics	0.7	1.4
Homebuilding	0.0	0.1
Total	100.0%	100.0%

Geographic Region	March 31, 2010	December 31, 2009

Mid-Atlantic	29.5%	22.2%
West	20.7	24.8
Southeast	19.1	19.7
Midwest	15.4	19.7
International	9.9	10.4
Northeast	5.4	3.2
Total	100.0%	100.0%

6.                                     COMMITMENTS AND CONTINGENCIES

As of March 31, 2010 and December 31, 2009, the Company had the following commitments to fund various revolving senior secured and subordinated loans to its portfolio companies:

	March 31, 2010	December 31, 2009
Total revolving commitments	$106,800	$136,800
Less: funded commitments	(22,900)	(37,200)
Total unfunded commitments	83,900	99,600
Less: commitments substantially at discretion of the Company	(9,400)	(4,000)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(2,700)	(16,200)
Total net adjusted unfunded revolving commitments	$71,800	$79,400

Of the total commitments as of March 31, 2010, $49,000 extend beyond the maturity date for our Revolving Credit Facility (as defined in Note 7). Included within the total commitments as of March 31, 2010 are commitments to issue up to $25,800 in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of March 31, 2010, the Company had $14,900 in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability on the balance sheet as they are considered in the valuation of the investments in the portfolio company.  Of these letters of credit, $200 expire in June 2010, $3,300 expire in July 2010, $4,700 expire in September 2010, $300 expire in December 2010, $800 expire in January 2011, $4,100 expire in February 2011 and $1,500 expire in March 2011.

As of March 31, 2010 and December 31, 2009, the Company was subject to subscription agreements to fund equity investments in private equity investment partnerships, substantially all at the discretion of the Company, as follows:

	March 31, 2010	December 31, 2009
Total private equity commitments	$428,300	$428,300
Total unfunded private equity commitments	$414,500	$415,400

See Note 10 for more information on the Company’s commitment to the Senior Secured Loan Fund.

7.                                     BORROWINGS

In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of March 31, 2010, our asset coverage for borrowed amounts was 303%.

Our debt obligations consisted of the following as of March 31, 2010 and December 31, 2009 (see Note 17):

	March 31, 2010		December 31, 2009
	Outstanding	Total Available(1)	Outstanding	Total Available(1)
CP Funding Facility	$208,421	$400,000	$221,569	$221,569
Revolving Credit Facility	300,500	615,000	474,144	525,000
CP Funding II Facility(2)	—	—	—	200,000
Debt Securitization	262,437	266,213	273,752	274,981
	$771,358	$1,281,213	$969,465	$1,221,550

(1)                                 Subject to borrowing base and leverage restrictions.

(2)                                 The CP Funding II Facility was combined with the CP Funding Facility on January 22, 2010. In connection therewith, the CP Funding II Facility was terminated.

The weighted average interest rate of all our debt obligations as of March 31, 2010 and December 31, 2009 was 2.25% and 2.05%, respectively.

CP Funding Facility

In October 2004, we formed Ares Capital CP Funding LLC (“Ares Capital CP”), a wholly owned subsidiary of the Company, through which we established a revolving facility (as amended, the “CP Funding Facility”) that, as amended, allowed Ares Capital CP to issue up to $350,000 of variable funding certificates (“VFC”).  On May 7, 2009, the Company and Ares Capital CP entered into an amendment that, among other things, converted the CP Funding Facility from a revolving facility to an amortizing facility, extended the maturity from July 21, 2009 to May 7, 2012 and reduced the availability from $350,000 to $225,000.

On July 21, 2009, we entered into an agreement with Wachovia Bank N.A. (“Wachovia”) to establish a new revolving facility (the “CP Funding II Facility”) whereby Wachovia agreed to extend credit to us in an aggregate principal amount not exceeding $200,000 at any one time outstanding. The CP Funding II Facility was scheduled to expire on July 21, 2012.

On January 22, 2010, we combined the CP Funding Facility with the CP Funding II Facility into a single $400,000 revolving securitized facility (the “combined CP Funding Facility”). In connection with the combination, we terminated the CP Funding II Facility and entered into an Amended and Restated Purchase and Sale Agreement with Ares Capital CP Funding Holdings LLC, our wholly owned subsidiary (“CP Holdings”), pursuant to which we may sell to CP Holdings certain loans that we have originated or acquired, or will originate or acquire (the “Loans”) from time to time, which CP Holdings will subsequently sell to Ares Capital CP, which is a wholly owned subsidiary of CP Holdings. The combined CP Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The combined CP Funding Facility, among other things, extended the maturity date of the facility to January 22, 2013 (with two one-year extension options, subject to mutual consent). Prior to January 22, 2010, the interest rate charged on the CP Funding Facility was the commercial paper rate plus 3.50%.  After January 22, 2010, subject to certain exceptions, the interest charged on the combined CP Funding Facility is based on LIBOR plus an applicable spread of between 2.25% and 3.75% or on a “base rate” (which is the higher of a prime rate, or the federal funds rate plus 0.50%) plus an applicable spread of between 1.25% to 2.75%, in each case, based on a pricing grid depending upon our credit rating. As of and for the three months ended March 31, 2010, the effective LIBOR spread under the combined CP Funding Facility was 2.75%.

As of March 31, 2010, there was $208,421 outstanding under the combined CP Funding Facility and the Company continues to be in material compliance with all of the limitations and requirements of the combined CP Funding Facility. As of December 31, 2009, there was $221,569 outstanding under the CP Funding Facility.  The combined CP Funding Facility is secured by all of the assets held by and the membership interest in Ares Capital CP, which assets as of March 31, 2010 consisted of 30 investments. As of March 31, 2010, the rate in effect was one month LIBOR, which was 0.25%. For the three months ended March 31, 2010 and 2009, the average interest rates (i.e. rate in effect plus the spread) on the combined CP Funding Facility and the CP Funding Facility were 3.16% and 3.59%, respectively. For the three months ended March 31, 2010 and 2009, the average outstanding balances on the combined CP Funding Facility and the CP Funding Facility were $216,575 and $92,822, respectively.  For the three months ended March 31, 2010 and 2009, the interest expense incurred on the combined CP Funding Facility and the CP Funding Facility was $1,710 and $832, respectively. Cash paid for interest expense on the combined CP Funding Facility and the CP Funding Facility during the three months ended March 31, 2010 and 2009 was $2,119 and $1,869, respectively.

We are required to pay a commitment fee of between 0.50% and 2.00% depending on the usage level on any unused portion of the combined CP Funding Facility.  Prior to May 7, 2009, we were required to pay a commitment fee for any unused portion of the CP Funding Facility equal to 0.50% per annum for any unused portion of the CP Funding Facility.  Prior to January 22, 2010, we were also required to pay a commitment fee on any unused portion of the CP

Funding II Facility of between 0.50% and 2.50% depending on the usage level. For the three months ended March 31, 2010 and 2009, we incurred commitment fees on the CP Funding Facility together with the CP Funding II Facility of $657 and $321, respectively.

Revolving Credit Facility

In December 2005, we entered into a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), under which, as amended, the lenders agreed to extend credit to the Company.  On January 22, 2010, we entered into an agreement to amend and restate the Revolving Credit Facility. The amendment and restatement of the Revolving Credit Facility, among other things, increased the size of the facility from $525,000 to $690,000 (comprised of $615,000 in commitments on a stand-alone basis and an additional $75,000 in commitments contingent upon the closing of the Allied Acquisition), extended the maturity date from December 28, 2010 to January 22, 2013 and modified pricing.  As of March 31, 2010, there was $300,500 outstanding under the Revolving Credit Facility and the Company continues to be in material compliance with all of the limitations and requirements of the Revolving Credit Facility. As of December 31, 2009, there was $474,144 outstanding under the Revolving Credit Facility.

Prior to January 22, 2010, subject to certain exceptions, pricing on the Revolving Credit Facility was based on LIBOR plus 1.00% or on an “alternate base rate” (which was the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%). After January 22, 2010, subject to certain exceptions, pricing under the Revolving Credit Facility is based on LIBOR plus an applicable spread of between 2.50% and 4.00% or on the “alternate base rate” plus an applicable spread of between 1.50% and 3.00%, in each case, based on a pricing grid depending upon our credit rating. As of and for the three months ended March 31, 2010, the effective LIBOR spread under the Revolving Credit Facility was 3.00%.  As of March 31, 2010, the one, two, three and six month LIBOR was 0.25%, 0.27%, 0.29% and 0.44%, respectively. For the three months ended March 31, 2010 and 2009, the average interest rate was 3.24% and 2.50%, respectively, the average outstanding balance was $325,216 and $492,495, respectively, the interest expense incurred was $2,633 and $3,073, respectively, and the cash paid for interest expense was $2,441 and $3,903, respectively.

Additionally, we are required to pay a commitment fee of 0.50% on any unused portion of the Revolving Credit Facility.  For the three months ended March 31, 2010 and 2009, the commitment fees incurred were $390 and $2, respectively.

In connection with the amendment and restatement of the Revolving Credit Facility, we paid structuring and arrangement fees totaling $15.6 million. The Revolving Credit Facility includes an “accordion” feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $897,500 on a stand-alone basis prior to the closing of the Allied Acquisition, and up to a maximum of $1,050,000 upon the closing of the Allied Acquisition.  With certain exceptions, the Revolving Credit Facility is secured by substantially all of the assets in our portfolio (other than investments held by Ares Capital CP under the combined CP Funding Facility and those held as a part of the Debt Securitization, discussed below), which as of March 31, 2010 consisted of 168 investments.

The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. As of March 31, 2010, the Company had $32,519 in standby letters of credit issued through the Revolving Credit Facility. As of December 31, 2009, the Company had $24,000 in standby letters of credit issued through the Revolving Credit Facility.

Debt Securitization

In July 2006, through ARCC Commercial Loan Trust 2006, a vehicle serviced by our wholly owned subsidiary, ARCC CLO 2006 LLC (“ARCC CLO”), we completed a $400,000 debt securitization (the “Debt Securitization”) and issued approximately $314,000 principal amount of asset-backed notes (including an aggregate amount of up to $50,000 of revolving notes, $46,224 of which was drawn down as of March 31, 2010) (the “CLO Notes”) to third parties that are secured by a pool of middle market loans that were purchased or originated by the Company. The CLO Notes are included in the March 31, 2010 consolidated balance sheet. We retained approximately $86,000 of aggregate principal amount of certain BBB and non-rated securities in the Debt Securitization at the time of issuance.

During the three months ended March 31, 2009, we repurchased, in several open market transactions, $34,790 of CLO Notes consisting of $14,000 of Class B Notes and $20,790 of Class C Notes for a total purchase price of $8,247. As a result of these purchases, we recognized a $26,543 gain on the extinguishment of debt for the three months ended March 31, 2009. As of March 31, 2010, we held an aggregate principal amount of $120,790 of CLO Notes (the “Retained Notes”), in total. The CLO Notes mature on December 20, 2019, and, as of March 31, 2010, there was $262,437 outstanding under the Debt Securitization (excluding the Retained Notes). The blended pricing of the CLO Notes, excluding fees, is approximately 3-month LIBOR plus 31 basis points.

The classes, amounts, ratings and interest rates (expressed as a spread to LIBOR) of the CLO Notes are as follows:

Class	Amount		Rating (S&P/Moody’s)	LIBOR Spread (basis points)
A-1A	$69,337		AAA/Aaa	25
A-1A VFN	46,224	(1)	AAA/Aaa	28
A-1B	14,000		AAA/Aa2	37
A-2A	67,666		AAA/Aaa	22
A-2B	33,000		AAA/Aa1	35
B	9,000		AA/A1	43
C	23,210		A/Baa3	70
Total	$262,437

(1)                                  Revolving Notes, in an aggregate amount of up to $50,000.

As of March 31, 2010, there were 49 investments securing the notes. The interest charged under the Debt Securitization is based on 3-month LIBOR, which as of March 31, 2010 was 0.29% and as of December 31, 2009 was 0.25%. For the three months ended March 31, 2010 and 2009, the effective average interest rates were 0.56% and 1.66%, respectively. For the three months ended March 31, 2010 and 2009, we incurred $381 and $1,249 of interest expense, respectively. For the three months ended March 31, 2010 and 2009, the cash paid for interest was $390 and $1,295, respectively. The Company is also required to pay a commitment fee of 0.175% for any unused portion of the Class A-1A VFN Notes. For the three months ended March 31, 2010, we incurred $1 in commitment fees on these notes. For the three months ended March 31, 2009, there were no commitment fees incurred on these notes.

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

Effective January 1, 2008, the Company adopted ASC 820-10 (previously SFAS No. 157, Fair Value Measurements), which expands the application of fair value accounting. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Company to assume that the portfolio investment is sold in a principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820-10, the Company has considered its principal market as the market in which the Company exits its portfolio investments with the greatest volume and level of activity. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:

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

The following table presents fair value measurements of cash and cash equivalents and investments as of March 31, 2010:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$83,813	$83,813	$—	$—
Investments	$2,220,229	$—	$2,915	$2,217,314

The following tables present changes in investments that use Level 3 inputs as of and for the three months ended March 31, 2010:

As of and for the three months ended March 31, 2010
Balance as of December 31, 2009	$2,166,687
Net realized and unrealized gains (losses)	43,844
Net purchases, sales or redemptions	6,783
Net transfers in and/or out of Level 3	—
Balance as of March 31, 2010	$2,217,314

As of March 31, 2010, the net unrealized loss on the investments that use Level 3 inputs was $147,745.

Following are the carrying and fair values of our debt instruments as of March 31, 2010 and December 31, 2009. Fair value is estimated by discounting remaining payments using applicable current market rates which take into account changes in the Company’s marketplace credit ratings.

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
CP Funding Facility	$208,421	$208,421	$221,569	$226,000
Revolving Credit Facility	300,500	300,500	474,144	447,000
Debt Securitization	262,437	209,000	273,752	217,000
	$771,358	$717,921	$969,465	$890,000

9.                               RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, we bear all costs and expenses of the operation of the Company and reimburse the investment adviser for certain of such costs and expenses incurred in the operation of the Company. For the three months ended March 31, 2010 and 2009, the investment adviser incurred such expenses totaling $685 and $417, respectively. As of March 31, 2010, $213 was unpaid and such payable is included in “accounts payable and accrued expenses” in the accompanying consolidated balance sheet.

We rent office space directly from a third party pursuant to a lease that expires on February 27, 2011. In addition, we have entered into a sublease agreement with Ares Management whereby Ares Management subleases approximately 25% of our office space for a fixed rent equal to 25% of the basic annual rent payable by us under this lease, plus certain additional costs and expenses. For the three months ended March 31, 2010 and 2009, such amounts payable to the Company totaled $125 and $67, respectively. As of March 31, 2010, there were no unpaid amounts.

We recently entered into a new long-term office lease pursuant to which we will lease new office facilities from a third party. We expect to enter into separate subleases with Ares Management and IHAM (as defined in Note 10) for their respective use of the new office space.

As of March 31, 2010, Ares Investments LLC, an affiliate of Ares Management (the sole member of our investment adviser) owned 2,859,882 shares of the Company’s common stock, representing approximately 2.1% of the total shares outstanding as of March 31, 2010.

See Notes 3 and 10 for descriptions of other related party transactions.

10.                        IVY HILL ASSET MANAGEMENT, L.P. AND OTHER MANAGED FUNDS

In November 2007, we established Ivy Hill Asset Management, L.P. (“IHAM”) to serve as a manager for Ivy Hill Middle Market Credit Fund, Ltd. (“Ivy Hill I”), an unconsolidated investment vehicle focusing on investments in middle market loans. From inception until the second quarter of 2009, IHAM’s financial results were consolidated with those of the Company. In June 2009, because of a shift in activity from being primarily a manager, with no dedicated employees, of funds in which the Company has invested debt and equity, to a manager with investment professionals dedicated to managing an increasing number of third party funds, we concluded that GAAP requires the financial results of IHAM to be reported as a portfolio company in our schedule of investments rather than as a consolidated subsidiary in the Company’s financial results. The Company made an initial equity investment of $3,816 into IHAM in June 2009. As of March 31, 2010, our total investment in IHAM at fair value was $99,123 with an unrealized gain of $13,699.

IHAM receives a 0.50% management fee on the average total assets of Ivy Hill I as compensation for managing Ivy Hill I. For the three months ended March 31, 2009, the Company earned $488 in management fees from IHAM’s management of Ivy Hill I prior to IHAM’s conversion to a portfolio company in June 2009. Ivy Hill I primarily invests in first and second lien bank debt of middle market companies. Ivy Hill I was initially funded with $404,000 of capital including a $56,000 investment by the Company, consisting of $40,000 of Class B notes and $16,000 of subordinated notes. For the three months ended March 31, 2010 and 2009, the Company earned $1,761 and $1,652, respectively, from its investments in Ivy Hill I.

Ivy Hill I purchased investments from the Company of $8,000 and $9,000 during the three months ended March 31, 2010 and 2009, respectively, and may from time to time purchase additional investments from the Company. Any such purchases require approval by third parties unaffiliated with the Company or IHAM. There was no gain or loss recognized by the Company on these transactions.

In November 2008, the Company established a second middle market credit fund, Ivy Hill Middle Market Credit Fund II, Ltd. (“Ivy Hill II” and, together with Ivy Hill I and Ivy Hill SDF (as defined below), the “Ivy Hill Funds”), which is also managed by IHAM. IHAM receives a 0.50% management fee on the average total assets of Ivy Hill II as compensation for managing this fund. Ivy Hill II primarily invests in second lien and subordinated bank debt of middle market companies. Ivy Hill II was established with an initial commitment of $250,000 of subordinated notes, of which $125,000 has been funded, and may grow over time with leverage. Ivy Hill II purchased $86,500 and $27,500, respectively, of investments from the Company during the three months ended March 31, 2010 and 2009 and may from time to time purchase additional investments from the Company. Any such purchases require approval by third parties unaffiliated with the Company or IHAM. A loss of $1,218 and $1,388, respectively, was recorded on these transactions. For the three months ended March 31, 2009, the Company earned $78 in management fees from IHAM’s management of Ivy Hill II prior to IHAM’s conversion to a portfolio company in June 2009.

In December 2009, the Company made an incremental cash investment of approximately $33 million in IHAM to facilitate IHAM’s acquisition of Allied Capital’s management rights in respect of, and interests in, the Allied Capital Senior Debt Fund, L.P. (now referred to as Ivy Hill Senior Debt Fund, L.P. or “Ivy Hill SDF”). Ivy Hill SDF currently has approximately $272 million of committed capital invested primarily in first lien loans and, to a lesser extent, second lien loans of middle-market companies. IHAM manages Ivy Hill SDF and receives fee income and is entitled to potential equity distributions in respect of interests that it acquired in Ivy Hill SDF.

In March 2010, the Company made an incremental cash investment of approximately $48 million in IHAM to facilitate IHAM’s acquisition of Allied Capital’s management rights in respect of, and equity interests in, the Knightsbridge CLO 2007-1, Ltd. and Knightsbridge CLO 2008-1, Ltd. (the “Knightsbridge Funds”).  The Knightsbridge Funds have approximately $769 million of committed capital invested primarily in senior debt.  IHAM manages the Knightsbridge Funds and receives fee income and is entitled to potential equity distributions in respect of equity interests that it required in the Knightsbridge Funds.

In addition to the Ivy Hill Funds and the Knightsbridge Funds, IHAM also serves as the sub-adviser/sub-manager to four other funds, including Firstlight Funding I, Ltd., which is affiliated with our portfolio company, Firstlight Financial Corporation.

For the three months ended March 31, 2010, the Company received $378 in distributions from IHAM consisting entirely of dividend income.

Beginning in November 2008, IHAM, was party to a separate services agreement, referred to herein as the “services agreement,” with Ares Capital Management. Pursuant to the services agreement, Ares Capital Management provides IHAM with office facilities, equipment, clerical, bookkeeping and record keeping services, services of investment professionals and others to perform investment advisory, research and related services, services of, and oversight of, custodians, depositories, accountants, attorneys, underwriters and such other persons in any other capacity deemed to be necessary. Under the services agreement, IHAM reimburses Ares Capital Management for all of the costs associated with such services, including Ares Capital Management’s allocable portion of overhead and the cost of its officers and respective staff in performing its obligations under the services agreement. The services agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. For the three months ended March 31, 2010 and 2009, IHAM incurred such expenses payable to Ares Capital Management of $304 and $256, respectively.

In October 2009, we completed our acquisition of Allied Capital’s interests in the Senior Secured Loan Fund for $165 million. The Senior Secured Loan Fund was formed in December 2007 to invest in “unitranche” loans (loans that combine both senior and subordinated debt, generally in a first lien position) of middle-market companies and has approximately $3.6 billion of committed capital, approximately $915 million in aggregate principal amount of which is currently funded. Of the $2.7 billion of unfunded committed capital, approximately $340 million would be funded by the Company. Our investment entitles us to a coupon of LIBOR plus 8.0% plus a portion of the excess cash flow from the loan portfolio as well as certain other sourcing and management fees. Together with GE Commercial Finance Investment Advisory Services LLC, we serve as co-managers of the Senior Secured Loan Fund for which we receive a management fee. As of March 31, 2010, the Senior Secured Loan Fund’s portfolio consisted of $906 million of loans at par among twelve different issuers. For the three months ended March 31, 2010, we earned $868 in management fees and $7,237 in interest income from the Senior Secured Loan Fund.

11.                        DERIVATIVE INSTRUMENTS

In October 2008, we entered into a two-year interest rate swap agreement to mitigate our exposure to adverse fluctuations in interest rates for a total notional amount of $75 million. Under the interest rate swap agreement, we will pay a fixed interest rate of 2.985% and receive a floating rate based on the prevailing three-month LIBOR. As of March 31, 2010 and December 31, 2009, the 3-month LIBOR was 0.29% and 0.25%, respectively. For the three months ended March 31, 2010 and 2009, we recognized $333 in unrealized appreciation and $11 in unrealized depreciation, respectively, related to this swap agreement. As of March 31, 2010 and December 31, 2009, this swap agreement had a fair value of $(1,408) and $(1,741), respectively, which is included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

12.                        STOCKHOLDERS’ EQUITY

In February 2010, we completed a public add-on equity offering (the “February Add-on Offering”) of 22,957,993 shares of common stock (including 1,957,993 shares purchased pursuant to the partial exercise by the underwriters of their over-allotment option) at a price of $12.75 per share, less an underwriting discount totaling approximately $0.6375 per share.  Total proceeds received from the February Add-on Offering, net of underwriters’ discount and offering costs, were approximately $277.2 million.

The following table summarizes the total shares issued and proceeds we received net of underwriter and offering costs for the three months ended March 31, 2010 (dollar amounts in millions, except per share data):

	Shares issued	Offering price per share	Proceeds net of underwriting and offering costs
February 2010 public offering	22,957,993	$12.75	$277.2
Total for the three months ended March 31, 2010	22,957,993		$277.2

There were no sales of equity securities during the three months ended March 31, 2009.

13.                        DIVIDENDS

The following table summarizes our dividends declared during the three months ended March 31, 2010 and 2009 (in millions, except per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount
February 25, 2010	March 15, 2010	March 31, 2010	$0.35	$46.5
Total declared for the three months ended March 31, 2010			$0.35	$46.5

March 2, 2009	March 16, 2009	March 31, 2009	$0.42	$40.8
Total declared for the three months ended March 31, 2009			$0.42	$40.8

During the three months ended March 31, 2009, as part of the Company’s dividend reinvestment plan (the “DRIP”) for our common stockholders, we purchased 844,879 shares of our common stock at an average price of $5.02 per share in the open market in order to satisfy part of the reinvestment aspect of the DRIP. There were no purchases of shares of our common stock by the Company during the three months ended March 31, 2010.

14.                        FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the three months ended March 31, 2010 and 2009:

	For the three months ended
Per Share Data:	March 31, 2010	March 31, 2009
Net asset value, beginning of period(1)	$11.44	$11.27

Issuance of common stock	0.12	—

Effect of antidilution	(0.04)	—

Net investment income for period(2)	0.25	0.31

Net realized and unrealized gains for period(2)	0.36	0.05

Net increase in stockholders’ equity	0.61	0.36

Distributions from net investment income	(0.35)	(0.30)

Distributions from net realized capital gains on securities	—	(0.13)

Total distributions to stockholders	(0.35)	(0.43)

Net asset value at end of period(1)	$11.78	$11.20

Per share market value at end of period	$14.82	$4.84
Total return based on market value(3)	21.85%	(16.75)%
Total return based on net asset value(4)	5.33%	3.20%
Shares outstanding at end of period	133,195,477	97,152,820
Ratio/Supplemental Data:
Net assets at end of period	$1,568,982	$1,088,071
Ratio of operating expenses to average net assets(5)(6)	9.99%	9.57%
Ratio of net investment income to average net assets(5)(7)	9.05%	11.16%
Portfolio turnover rate(5)	56%	16%

(1) The net assets used equals the total stockholders’ equity on the consolidated balance sheets.

(2) Weighted average basic per share data.

(3) For the three months ended March 31, 2010, the total return based on market value equals the increase of the ending market value at March 31, 2010 of $14.82 per share over the ending market value at December 31, 2009 of $12.45 per share, plus the declared dividend of $0.35 per share for the three months ended March 31, 2010, divided by the market value at December 31, 2009. For the three months ended March 31, 2009, the total return based on market value equals the decrease of the ending market value at March 31, 2009 of $4.84 per share over the ending market value at December 31, 2008 of $6.33 per share, plus the declared dividend of $0.42 per share for the three months ended March 31, 2009, divided by the market value at December 31, 2008. Total return based on market value is not annualized. The Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4) For the three months ended March 31, 2010, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.35 per share for the three months ended March 31, 2010, divided by the beginning net asset value at January 1, 2010. For the three months ended March 31, 2009, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.42 per share for the three months ended March 31, 2009, divided by the beginning net asset value at January 1, 2009. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan and the issuance of common stock in connection with any equity offerings. Total return based on net asset value is not annualized. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5) The ratios reflect an annualized amount.

(6) For the three months ended March 31, 2010, the ratio of operating expenses to average net assets consisted of 2.41% of base management fees, 2.33% of incentive management fees, 2.45% of the cost of borrowing and other operating expenses of 2.79%. For the three months ended March 31, 2009, the ratio of operating expenses to average net assets consisted of 2.78% of base management fees, 2.81% of incentive management fees, 2.44% of the cost of borrowing and other operating expenses of 1.54%. These ratios reflect annualized amounts.

(7) The ratio of net investment income to average net assets excludes income taxes related to realized gains.

15.                        ALLIED ACQUISITION

On October 26, 2009, we entered into a definitive agreement to acquire Allied Capital in an all stock transaction.  On April 1, 2010, we completed the Allied Acquisition by acquiring the outstanding shares of Allied Capital in exchange for shares of our common stock valued at $907 million as of the closing date.  Concurrently with the completion of the Allied Acquisition, we repaid in full the $138 million of remaining amounts outstanding on Allied Capital’s $250 million senior secured term loan.  We also assumed all of Allied Capital’s other outstanding debt obligations, including approximately $745 million in Allied Capital’s publicly traded unsecured notes. As previously disclosed, the amount available for borrowing under our senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”) increased by $75 million to $690 million with the closing of the Allied Acquisition.

Under the terms of the transaction, each Allied Capital stockholder received 0.325 shares of our common stock for each share of Allied Capital common stock then owned by such stockholder. In connection with the Allied Acquisition, approximately 58.5 million shares of our common stock (including the effect of outstanding in-the money Allied Capital stock options) were issued to Allied Capital’s then-existing stockholders, thereby resulting in our then-existing stockholders owning approximately 69% of the combined company and the then-existing Allied Capital stockholders owning approximately 31% of the combined company.

The Allied Acquisition will be accounted for in accordance with the acquisition method of accounting as detailed in ASC 805-10 (previously SFAS No. 141(R)), Business Combinations. The acquisition method of accounting requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree based on their fair values as of the date of acquisition. As described in more detail in ASC 805-10, if the total acquisition date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred, the excess will be recognized as a gain. As of the date of this filing, the initial accounting for the business combination is not complete, including the valuation of the acquired investments in accordance with Ares Capital’s valuation policy (see Notes 2 and 8). We are unable to determine the final fair value of the net assets acquired until this valuation is complete.

Prior to the completion of the Allied Acquisition, but subsequent to October 26, 2009, the date we entered into a definitive agreement to acquire Allied Capital, we purchased $340 million of assets from Allied Capital in arm’s length transactions.  Additionally, during the same period of time, IHAM purchased $69 million of assets from Allied Capital, also in arm’s length transactions.

16.                        LITIGATION

A number of lawsuits were filed by stockholders of Allied Capital challenging the Allied Acquisition.  These include: (1) In re Allied Capital Corporation Shareholder Litigation, Case No. 322639V (Circuit Court for Montgomery County, Maryland) (the “Maryland action”); (2) Sandler v. Walton, et al., Case No. 2009 CA 008123 B (Superior Court for the District of Columbia), which was consolidated with Wienecki v. Allied Capital Corporation, et al., Case No. 2009 CA 008541 B (Superior Court for the District of Columbia) (the “D.C. Superior Court action”); and (3) Ryan v. Walton, et al., Case No. 1:10-CV-000145-RMC (United States District Court for the District of Columbia) (the “D.C. Federal Court action”).  The suits were filed after the entry by the Company, Allied Capital and ARCC Odyssey Corp. (“Merger Sub”) into the Agreement and Plan of Merger (the “Merger Agreement”) and the announcement of the Allied Acquisition on October 26, 2009, either as putative stockholder class actions, shareholder derivative actions or both.  All of the actions asserted similar claims against the members of Allied Capital’s board of directors alleging that the Merger Agreement was the product of a flawed sales process and that Allied Capital’s directors breached their fiduciary duties by agreeing to a structure that was not designed to maximize the value of Allied Capital’s stockholders, by failing to adequately value and obtain fair consideration for Allied Capital’s shares and by improperly rejecting competing offers by Prospect Capital Corporation.  They also claimed that the Company (and, in several cases, Merger Sub, and, in several other cases, Allied Capital) aided and abetted the directors’ alleged breaches of fiduciary duties.  In addition, in Ryan v. Walton, et al., the plaintiffs also alleged violations of Rule 14a-9(a) under the Securities Exchange Act of 1934.  All of the actions demanded, among other things, a preliminary and permanent injunction enjoining the merger and rescinding the transaction or any part thereof that may be implemented.

On March 2, 2010, the plaintiffs in the Maryland action, Allied Capital and the Company reached an agreement in principle to settle the Maryland action on terms and conditions substantially similar to those set forth in a Stipulation of Settlement dated March 17, 2010.  Although the Company and Allied Capital believe that the disclosures already provided were thorough and complete, in connection with the settlement we and Allied Capital agreed to make certain additional disclosures that are contained in the Supplement to the Joint Proxy Statement, dated March 8, 2010, and pay counsel for the plaintiffs in the Maryland action certain of their fees and expenses.  The settlement is subject to final settlement documentation and approval by the Maryland court, after, among other things, notice is provided to the stockholders of Allied Capital.

On March 19, 2010, the plaintiffs in the D.C. Federal Court action, Allied Capital and the Company reached an agreement in principle to settle the D.C. Federal Court action.  On April 15, 2010, the plaintiffs in the D.C. Superior Court action, Allied Capital and Ares Capital reached an agreement in principle to settle the D.C. Superior Court action.  The D.C. Federal Court action and the D.C. Superior Court action were stayed on March 22, 2010 and March 26, 2010, respectively, in contemplation of dismissal with prejudice once the settlement of the Maryland action has been finally approved by the Maryland court.  The parties to the Maryland action, the D.C. Federal Court Action, and the D.C. Superior Court action are entering into, and plan to file with the Maryland court, an Amended Stipulation of Settlement, which provides for, among other things, settlement of all the actions.

A final hearing on the settlement is scheduled to be held on July 29, 2010 before the Maryland court.  There can be no assurance that the settlement will be finalized or that the Maryland court will approve the settlement.  The settlement terms, which require court approval, provide that the Maryland action will be dismissed with prejudice against all defendants.

We, along with Allied Capital and the other defendants, have vigorously denied all liability with respect to the facts and claims alleged in the actions.  The settlement is not, and should not be construed as, an admission of wrongdoing or liability by any defendant.  The parties considered it desirable that the actions be settled to avoid the expense, risk, inconvenience and distraction of continued litigation and to fully resolve the settled claims.

17.                        SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended March 31, 2010 and 2009, except as disclosed below.

In April 2010, we consummated our acquisition of Allied Capital. See Note 15 for more detail on the Allied Acquisition.

Since March 31, 2010, we increased the size of the Revolving Credit Facility under the “accordion” feature by an additional $25,000 and received an additional $75,000 in additional commitments upon the closing of the Allied Acquisition. Subject to customary closing conditions, we expect to receive an additional commitment of $25,000, which will bring the total amount available for borrowing under the Revolving Credit Facility to $740,000.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this quarterly report. In addition, some of the statements in this report constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Capital Corporation (the “Company”, “ARCC,” “we,” “us” or “our”). The forward-looking statements contained in this report involve risks and uncertainties, including statements as to:

•                  our, or our portfolio companies’, future business, operations, operating results or prospects;

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

•                  the period following the completion of the Allied Acquisition; and

•                  our ability to successfully integrate Allied Capital’s business.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” included in our annual report on Form 10-K for the fiscal year ended December 31, 2009.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (the “SEC”), including annual reports on

Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.

OVERVIEW

We are a specialty finance company that is a closed-end, non-diversified management investment company incorporated in Maryland. We have elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940 (the “Investment Company Act”). We were founded on April 16, 2004, were initially funded on June 23, 2004 and on October 8, 2004 completed our initial public offering.

Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first and second lien senior loans and mezzanine debt, which in some cases includes an equity component like warrants. To a lesser extent we make equity investments.

We are externally managed by Ares Capital Management, an affiliate of Ares Management, a global alternative asset manager and an SEC-registered investment adviser, pursuant to an investment advisory and management agreement. Ares Operations, an affiliate of Ares Management, provides the administrative services necessary for us to operate.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies and certain public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

The Company has elected to be treated as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to our stockholders generally at least 90% of our investment company taxable income, as defined by the Code, for each year. Pursuant to this election, we generally will not have to pay corporate level taxes on any income that we distribute to our stockholders provided that we satisfy those requirements.

Allied Acquisition

On October 26, 2009, we entered into a definitive agreement to acquire Allied Capital Corporation (“Allied Capital”), in an all stock transaction upon the consummation of which each existing share of common stock of Allied Capital was exchanged for 0.325 shares of our common stock (the “Allied Acquisition”). The boards of directors of both companies each unanimously approved the Allied Acquisition and on March 26, 2010, Allied Capital’s stockholders approved the merger and our stockholders approved the issuance of shares of our common stock to Allied Capital’s stockholders. We consummated the Allied Acquisition on April 1, 2010 in a transaction valued at approximately $907 million as of April 1, 2010. In connection therewith, we issued approximately 58.5 million shares of our common stock (including the effect of outstanding in-the-money Allied stock options) to Allied Capital’s then-existing stockholders, thereby resulting in our then-existing stockholders owning approximately 69% of the combined company and then-existing Allied Capital stockholders owning approximately 31% of the combined company.

PORTFOLIO AND INVESTMENT ACTIVITY

(in millions, except number of new investment commitments, terms and percentages)

	Three months ended
	March 31, 2010	March 31, 2009
New investment commitments (1):
New portfolio companies	$168.4	$3.1
Existing portfolio companies	130.4	34.7
Total new investment commitments	298.8	37.8
Less:
Investment commitments exited	308.6	103.9
Net investment commitments	$(9.8)	$(66.1)
Principal amount of investments purchased:
Senior term debt	$19.8	$52.4
Senior subordinated debt	170.4	31.6
Senior Secured Loan Fund	11.6	—
Equity and other	102.9	0.8
Total	$304.7	$84.8
Principal amount of investments sold or repaid:
Senior term debt	$228.4	$44.7
Senior subordinated debt	73.0	34.5
Senior Secured Loan Fund LLC	8.6	—
Equity and other	3.0	—
Total	$313.0	$79.2
Number of new investment commitments (2)	16	6
Average new investment commitments amount	$18.7	$6.3
Weighted average term for new investment commitments (in months)	67	59
Percentage of new investment commitments at floating rates	39%	15%
Percentage of new investment commitments at fixed rates	44%	84%
Weighted average yield of debt and income producing securities at fair value funded during the period (3)	13.64%	10.67%
Weighted average yield of debt and income producing securities at amortized cost funded during the period (3)	13.88%	10.95%
Weighted average yield of debt and income producing securities at fair value sold or repaid during the period (3)	12.12%	15.31%
Weighted average yield of debt and income producing securities at amortized cost sold or repaid during the period (3)	12.09%	14.77%

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

The investment adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, the investment adviser grades the credit status of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended to reflect the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. Under this system, investments with a grade of 4 involve the least amount of risk in our portfolio. This portfolio company is performing above expectations and the trends and risk factors are generally favorable, including a potential exit. Investments graded 3 involve a level of risk that is similar to the risk at the time of origination. This portfolio company is performing as expected and the risk factors are neutral to favorable. All new investments are initially assessed a grade of 3. Investments graded 2 involve a portfolio company performing below expectations and indicates that the investment’s risk has increased materially since origination. This portfolio company may be out of compliance with debt covenants, however, payments are generally not more than 120 days past due. For investments graded 2, our investment adviser increases procedures to monitor the portfolio company and will write down the fair value of the investment if it is deemed to be impaired. An investment grade of 1 indicates that the portfolio company is performing materially below expectations and that the investment risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Investments graded 1 are not anticipated to be repaid in full. Our investment adviser employs half-point increments to reflect underlying trends in portfolio company operating or financial performance, as well as the general outlook. As of March 31, 2010, the weighted average investment grade of the investments in our portfolio was 3.1 with 4.2% of total investments at amortized cost (or 1.0% at fair value) on non-accrual status. The weighted average investment grade of the investments in our portfolio as of December 31, 2009 was 3.0. The distribution of the grades of our portfolio companies as of March 31, 2010 and December 31, 2009 is as follows (dollar amounts in thousands):

	March 31, 2010		December 31, 2009
	Fair Value	Number of Companies	Fair Value	Number of Companies
Grade 1	$19,626	10	$7,170	8
Grade 2	85,211	6	154,509	9
Grade 3	1,849,451	67	1,796,641	70
Grade 4	265,941	11	213,494	8
	$2,220,229	94	$2,171,814	95

The weighted average yields of the following portions of our portfolio as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Debt and income producing securities	12.39%	12.17%	12.67%	12.08%
Total portfolio	10.41%	9.74%	11.19%	10.23%
Senior term debt	10.84%	10.16%	11.42%	10.62%
Senior subordinated debt	13.88%	12.76%	13.74%	12.47%
Senior Secured Loan Fund LLC	16.64%	17.00%	17.00%	17.00%
Income producing equity securities	9.07%	10.61%	9.61%	10.52%
First lien senior term debt	10.25%	10.25%	10.67%	10.38%
Second lien senior term debt	12.27%	9.98%	12.92%	11.06%

RESULTS OF OPERATIONS

For the three months ended March 31, 2010 and 2009

Operating results for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	For the three months ended
	March 31, 2010	March 31, 2009
Total investment income	$66,510	$56,016
Total expenses	34,967	25,785
Net investment income before income taxes	31,543	30,231
Income tax expense (benefit), including excise tax	(162)	31
Net investment income	31,705	30,200
Net realized gains (losses)	(4,881)	24,708
Net unrealized gains (losses)	49,591	(19,874)
Net increase in stockholders’ equity resulting from operations	$76,415	$35,034

Net income can vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and unrealized appreciation and depreciation.  As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

For the three months ended March 31, 2010, total investment income increased $10.5 million, or 19%, to $66.5 million from $56.0 million for the comparable period in 2009.  For the three months ended March 31, 2010, total investment income consisted of $61.5 million in interest income from investments, $2.1 million in capital structuring service fees, $1.5 million in management fees, $0.5 million in dividend income and $0.9 million in other income. Interest income from investments increased $9.2 million, or 18%, to $61.5 million for the three months ended March 31, 2010 from $52.3 million for the comparable period in 2009.  The increase in interest income from investments was primarily due to the increase in investments, as the average investments at fair value increased from $2.0 billion for the three months ended March 31, 2009 to $2.2 billion for the three months ended March 31, 2010.  Capital structuring service fees increased $0.9 million, or 75%, to $2.1 million for the three months ended March 31, 2010 from $1.2 million for the comparable period in 2009. The increase in capital structuring service fees was primarily due to the increase in new investment commitments for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.   Management fees increased $0.8 million, or 108%, to $1.5 million for the three months ended March 31, 2010 from $0.7 million for the comparable period in 2009.  The increase in management fees was primarily related to management fees earned in respect of Senior Secured Loan Fund LLC (the “Senior Secured Loan Fund”).

Operating Expenses

For the three months ended March 31, 2010, total expenses increased $9.2 million, or 36%, to $35.0 million from $25.8 million for the comparable period in 2009. Interest expense and credit facility fees increased $2.0 million, or 31%, to $8.6 million for the three months ended March 31, 2010 from $6.6 million for the comparable period in 2009, primarily due to higher amortization of debt costs and the higher weighted average stated interest rate on our debt.  For the three months ended March 31, 2010, the Company also incurred $3.8 million in professional fees related to the Allied Acquisition that were not incurred in the comparable period in 2009.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For each of the three months ended March 31, 2010 and 2009, the Company recognized a benefit of $0.1 million for U.S. Federal excise tax.

Certain of our wholly owned subsidiaries are subject to U.S. Federal and state income taxes. For the three months ended March 31, 2010, we recorded a tax benefit of $0.1 million for these subsidiaries, and for the three months ended March 31, 2009, we recorded a provision of approximately $0.1 million for these subsidiaries.

Net Unrealized Gains/Losses

For the three months ended March 31, 2010, the Company had net unrealized gains of $49.6 million, which was primarily comprised of $16.5 million in unrealized depreciation, $57.5 million in unrealized appreciation and $8.6 million related to the reversal of prior period net unrealized depreciation. The most significant changes in net unrealized appreciation and depreciation (excluding the reversal of prior period net unrealized depreciation) during the three months ended March 31, 2010 were as follows (in millions):

For the three months ended March 31, 2010
Portfolio Company	Net Unrealized Appreciation (Depreciation)
R3 Education, Inc.	$14.4
Things Remembered, Inc.	4.6
VOTC Acquisition Corp.	3.7
Senior Secured Loan Fund LLC	3.6
Campus Management Corp.	3.1
Ivy Hill Asset Management, L.P.	2.6
DSI Renal, Inc.	2.4
OTG Management, Inc.	1.9
Planet Organic Health Corp.	1.9
Vistar Corporation	1.8
Growing Family, Inc.	1.7
The Kenan Advantage Group, Inc.	1.4
OnCure Medical Corp.	1.3
Ivy Hill Middle Market Credit Fund, Ltd.	1.3
Direct Buy Holdings, Inc.	1.2
Industrial Container Services, LLC	1.2
Woodstream Group, Inc.	1.1
Instituto de Banca y Comercio, Inc.	1.1
Web Services Company, LLC	1.1
Pillar Holdings LLC	1.1
Trivergance Capital Partners, LP	(2.2)
ADF Restaurant Group, LLC	(2.7)
FirstLight Financial Corporation	(3.7)
MPBP Holdings, Inc.	(4.5)
Other	1.6
Total	$41.0

For the three months ended March 31, 2009, the Company had net unrealized losses of $19.9 million, which was comprised of $39.3 million in unrealized depreciation, $18.0 million in unrealized appreciation and $1.4 million relating to the reversal of prior period net unrealized depreciation. The most significant changes in net unrealized appreciation and depreciation (excluding the reversal of prior period net unrealized depreciation) during the three months ended March 31, 2009 were as follows (in millions):

For the three months ended March 31, 2009
Portfolio Company	Net Unrealized Appreciation (Depreciation)
Apple and Eve, LLC	$5.6
Best Brands Corporation	3.8
Capella Healthcare, Inc	1.7
Prommis Solutions, LLC	1.6
Magnacare, Inc.	1.5
Booz Allen Hamilton, Inc.	1.2
GG Merger Sub I, Inc.	0.9
Lakeland Finance, LLC	0.7
Industrial Container Services, LLC	(0.5)
Universal Lubricants, LLC	(0.7)
DSI Renal, Inc.	(0.7)
LVCG Holdings, LLC	(0.8)
Savers, Inc.	(0.9)
Web Services Company, LLC	(0.9)
VOTC Acquisition Corp.	(1.0)
The Teaching Company, LLC	(1.0)
Summit Business Media, LLC	(1.0)
OTG Management, Inc.	(1.1)
Making Memories Wholesale, Inc.	(1.1)
HB&G Building Products	(1.4)
Wastequip, Inc.	(1.4)
National Print Group, Inc.	(1.6)
Carador PLC	(1.6)
Courtside Acquisition Corp.	(1.7)
Things Remembered, Inc.	(1.8)
Direct Buy Holdings, Inc.	(2.5)
AWTP, LLC	(2.7)
Growing Family, Inc.	(3.4)
Reflexite Corporation	(8.1)
Other	(2.4)
Total	$(21.3)

Net Realized Gains/Losses

During the three months ended March 31, 2010, the Company had $307.5 million of sales and repayments resulting in $4.9 million of net realized losses. These sales and repayments included $94.5 million of loans sold to Ivy Hill Middle Market Credit Fund, Ltd. (“Ivy Hill I”) and Ivy Hill Middle Market Credit Fund II, Ltd. (“Ivy Hill II”), two middle market credit funds managed by our portfolio company, Ivy Hill Asset Management L.P. (“IHAM”) (see Note 10 to the consolidated financial statements for more detail on IHAM and its managed funds). Net realized losses on investments were comprised of $8.9 million of gross realized gains and $13.8 million of gross realized losses. The most significant realized gains and losses on investments for the three months ended March 31, 2010 were as follows (in millions):

For the three months ended March 31, 2010
Portfolio Company	Realized Gain (Loss)
Best Brands Corporation	$2.4
Daily Candy, Inc.	1.3
Magnacare, Inc.	1.2
Wyle Laboratories, Inc.	1.1
Savers, Inc.	1.0
Arrow Group Industries, Inc.	(1.2)
3091779 Nova Scotia Inc.	(3.7)
Growing Family, Inc.	(7.7)
Other	0.7
Total	$(4.9)

During the three months ended March 31, 2009, the Company repurchased $34.8 million of the CLO Notes (as defined below) resulting in a $26.5 million gain on the extinguishment of debt. The Company also had $77.4 million of sales and repayments resulting in $1.8 million of net realized losses. These sales and repayments included $36.5 million of loans sold to Ivy Hill I and Ivy Hill II.  Net realized losses on investments were comprised of $0.1 million of gross realized gains and $1.9 of gross realized losses. The most significant realized gains and losses on investments for the three months ended March 31, 2009 were as follows (in millions):

For the three months ended March 31, 2009
Portfolio Company	Realized Gain (Loss)
Diversified Collection Services, Inc.	$0.1
Heartland Dental Care, Inc.	(0.2)
Bumble Bee Foods, LLC	(0.2)
Campus Management Corp.	(0.5)
Capella Healthcare, Inc.	(1.0)
Total	$(1.8)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Since the Company’s inception, the Company’s liquidity and capital resources have been generated primarily from the net proceeds of public offerings of common stock, the Debt Securitization and advances from the combined CP Funding Facility (and its predecessors) and Revolving Credit Facility, each as defined below (together, the “Facilities”), as well as cash flows from operations.

As of March 31, 2010, the Company had $83.8 million in cash and cash equivalents and $771.4 million in total indebtedness outstanding. Subject to leverage and borrowing base restrictions, the Company had approximately $509.9 million available for additional borrowings under the Facilities and the Debt Securitization as of March 31, 2010.

Equity Offerings

The following table summarizes the total shares issued and proceeds we received net of underwriter, dealer manager and offering costs for the three months ended March 31, 2010 and 2009 (dollar amounts in millions, except per share data):

	Shares issued	Offering price per share	Proceeds net of underwriter and offering costs

February 2010 public offering	22,957,993	$12.75	$277.2
Total for the three months ended March 31, 2010	22,957,993		$277.2

There were no sales of equity securities during the three months ended March 31, 2009.

Part of the proceeds from this public offering were used to repay outstanding indebtedness.  The remaining unused portions of the proceeds from this public offering were used to fund investments in portfolio companies in accordance with our investment objective and strategies and market conditions.

As of March 31, 2010, total market capitalization for the Company was $2.0 billion compared to $1.4 billion as of December 31, 2009.

Debt Capital Activities

Our debt obligations as of March 31, 2010 and December 31, 2009 consisted of the following (in millions):

	March 31, 2010		December 31, 2009
	Outstanding	Total Available(1)	Outstanding	Total Available(1)

CP Funding Facility	$208.4	$400.0	$221.6	$221.6
Revolving Credit Facility	300.5	615.0	474.1	525.0
CP Funding II Facility(2)	—	—	—	200.0
Debt Securitization	262.5	266.2	273.8	275.0
	$771.4	$1,281.2	$969.5	$1,221.6

(1)         Subject to borrowing base and leverage restrictions.

(2)         The CP Funding II Facility was combined with the CP Funding Facility on January 22, 2010. In connection therewith the CP Funding II Facility was terminated.

The weighted average interest rate and weighted average maturity of all our outstanding borrowings as of March 31, 2010 were 2.25% and 5.2 years, respectively. The weighted average interest rate and weighted average maturity of all our outstanding borrowings as of December 31, 2009 were 2.05% and 3.8 years, respectively.

The ratio of total debt outstanding to stockholders’ equity as of March 31, 2010 was 0.49:1.00 compared to 0.77:1.00 as of December 31, 2009.

As required by the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of March 31, 2010, our asset coverage for borrowed amounts was 303%.

CP Funding Facilities

In October 2004, we formed Ares Capital CP Funding LLC (“Ares Capital CP”), a wholly owned subsidiary of the Company, through which we established a revolving facility (as amended, the “CP Funding Facility”) that, as amended, allowed Ares Capital CP to issue up to $350 million of variable funding certificates (“VFC”).  On May 7, 2009, the Company and Ares Capital CP entered into an amendment that, among other things, converted the CP Funding Facility from a revolving facility to an amortizing facility, extended the maturity from July 21, 2009 to May 7, 2012 and reduced the availability from $350 million to $225 million.

On July 21, 2009, we entered into an agreement with Wachovia Bank N.A. (“Wachovia”) to establish a new revolving facility (the “CP Funding II Facility”) whereby Wachovia agreed to extend credit to us in an aggregate principal amount not exceeding $200 million at any one time outstanding. Prior to its combination with the CP Funding Facility, the CP Funding II Facility was scheduled to expire on July 21, 2012.

On January 22, 2010, we combined the CP Funding Facility with the CP Funding II Facility into a single $400 million revolving securitized facility (the “combined CP Funding Facility”). In connection with the combination, we terminated the CP Funding II Facility and entered into an Amended and Restated Purchase and Sale Agreement with Ares Capital CP Funding Holdings LLC, our wholly owned subsidiary (“CP Holdings”), pursuant to which we may sell to CP Holdings certain loans that we have originated or acquired, or will originate or acquire (the “Loans”) from time to time, which CP Holdings will subsequently sell to Ares Capital CP, which is a wholly owned subsidiary of CP Holdings. The combined CP Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The combined CP Funding Facility, among other things, extends the maturity date of the facility to January 22, 2013 (with two one-year extension options, subject to mutual consent). Prior to January 22, 2010, the interest rate charged on the CP Funding Facility was the commercial paper rate plus 3.50%.  After January 22, 2010, subject to certain exceptions, the interest charged on the combined CP Funding Facility is based on LIBOR plus an applicable spread of between 2.25% and 3.75% or on a “base rate” (which is the higher of a prime rate, or the federal funds rate plus 0.50%) plus an applicable spread of between 1.25% to 2.75%, in each case, based on a pricing grid depending upon our credit rating. Additionally, we are required to pay a commitment fee of between 0.50% and 2.00% depending on the usage level on any unused portion of the combined CP Funding Facility.

As of March 31, 2010, the principal amount outstanding under the combined CP Funding Facility was $208.4 million and the Company continues to be in material compliance with all of the limitations and requirements of the CP Funding Facility. See Note 7 to our consolidated financial statements for more detail on the combined CP Funding Facility.

Revolving Credit Facility

In December 2005, we entered into a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), under which, as amended, the lenders agreed to extend credit to the Company.  On January 22, 2010, we entered into an agreement to amend and restate the Revolving Credit Facility. The amendment and restatement of the Revolving Credit Facility, among other things, increased the size of the facility from $525 million to $690 million (comprised of $615 million in commitments on a stand-alone basis and an additional $75 million in commitments contingent upon the closing of the Allied Acquisition), extended the maturity date from December 28, 2010 to January 22, 2013 and modified pricing.  As of March 31, 2010, there was $300.5 outstanding under the Revolving Credit Facility and the Company continues to be in material compliance with all of the limitations and requirements of the Revolving Credit Facility.

Prior to January 22, 2010, subject to certain exceptions, pricing on the Revolving Credit Facility was based on LIBOR plus 1.00% or on an “alternate base rate” (which was the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%). After January 22, 2010, subject to certain exceptions, pricing under the Revolving Credit Facility is based on LIBOR plus an applicable spread of between 2.50% and 4.00% or on the “alternate base rate” plus an applicable spread of between 1.50% and 3.00%, in each case, based on a pricing grid depending upon our credit rating.  See Note 7 to our consolidated financial statements for more detail on the Revolving Credit Facility.

Debt Securitization

In July 2006, through ARCC Commercial Loan Trust 2006, a vehicle serviced by our wholly owned subsidiary, ARCC CLO 2006 LLC (“ARCC CLO”), we completed a $400 million debt securitization (the “Debt Securitization”) and issued approximately $314 million principal amount of asset-backed notes (including revolving notes in an aggregate amount of up to $50 million, $46.2 million of which were drawn down as of March 31, 2010) (the “CLO Notes”) to third parties that were secured by a pool of middle market loans that have been purchased or originated by the Company. The CLO Notes are included in the March 31, 2010 consolidated balance sheet. We retained approximately $86 million of aggregate principal amount of certain BBB and non-rated securities in the Debt Securitization. During the first quarter of 2009, we repurchased $34.8 million of other certain CLO notes, bringing our total holdings of CLO Notes to $120.8 million (the “Retained Notes”).

The CLO Notes mature on December 20, 2019 and have a blended pricing of LIBOR plus 0.31%. As of March 31, 2010, there was $262.4 million outstanding under the Debt Securitization (excluding the Retained Notes). See Note 7 to our consolidated financial statements for more detail on the Debt Securitization.

In addition, as of March 31, 2010, we had a long-term counterparty credit rating from Standard & Poor’s Ratings Service of BBB, a long-term issuer default rating from Fitch Ratings of BBB and a long-term issuer rating of Ba1 from Moody’s Investor Service.

PORTFOLIO VALUATION

Investment transactions are recorded on the trade date. Realized gains or losses are computed using the specific identification method. Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of our investments) are valued at fair value as determined in good faith by our board of directors, based on the input of our management and audit committee and independent valuation firms that have been engaged at the direction of the board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period, and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter, with approximately 50% (based on value) of our valuations of portfolio companies without readily available market quotations subject to review by an independent valuation firm each quarter.

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

Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors, based on the input of our management and audit committee and independent valuation firms, under a valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize significantly less than the value at which we have recorded it.

In addition, changes in the market environment, such as inflation, and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than would be realized based on the valuations currently assigned. See the factors set forth in “Risk Factors” included in our annual report on Form 10-K for the fiscal year ended December 31, 2009, including the Risk Factor entitled “Risk Factors—Risks Relating to our Investments—Price declines and illiquidity in the corporate debt markets have adversely affected, and may continue to adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.”

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

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2010 and December 31, 2009, the Company had the following commitments to fund various revolving senior secured and subordinated loans to its portfolio companies (in millions):

	March 31, 2010	December 31, 2009
Total revolving commitments	$106.8	$136.8
Less: funded commitments	(22.9)	(37.2)
Total unfunded commitments	83.9	99.6
Less: commitments substantially at discretion of the Company	(9.4)	(4.0)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(2.7)	(16.2)
Total net adjusted unfunded revolving commitments	$71.8	$79.4

Of the total commitments as of March 31, 2010, $49.0 million extend beyond the maturity date of our Revolving Credit Facility. Included within the total commitments as of March 31, 2010 are commitments to issue up to $25.8 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of March 31, 2010, the Company had $14.9 million in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability. Of these letters of credit, $0.2 million expire in June 2010, $3.3 million expire in July 2010, $4.7 million expire in September 2010, $0.3 million expire in December 2010, $0.8 million expire in January 2011, $4.1 million expire in February 2011 and $1.5 million expire in March 2011.

As of March 31, 2010 and 2009, the Company was a party to subscription agreements to fund equity investments in private equity investment partnerships. The Company’s obligation to fund these commitments are substantially all at the discretion of the Company as follows (in millions):

	March 31, 2010	December 31, 2009
Total private equity commitments	$428.3	$428.3
Total unfunded private equity commitments	$414.5	$415.4

See Note 10 to the consolidated financial statements for more information on the Company’s commitment to the Senior Secured Loan Fund.

RECENT DEVELOPMENTS

On April 1, 2010, we consummated the acquisition of Allied Capital (the “Allied Acquisition”), becoming the largest business development company measured by market capitalization and total portfolio companies under management as of April 1, 2010. Allied Capital stockholders received 0.325 shares of our common stock for each share of Allied Capital common stock held immediately prior to the merger (subject to adjustment for fractional shares to be paid in cash), resulting in approximately 58.5 million newly issued shares of our common stock. At closing, we repaid in full the $138 million of remaining amounts outstanding on Allied Capital’s $250 million senior secured term loan. We also assumed all of Allied Capital’s other outstanding debt obligations, including approximately $745 million in Allied Capital’s publicly traded unsecured notes. As previously disclosed, the amount available for borrowing under our senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”) increased by $75 million to $690 million with the closing of the Allied Acquisition.

Since March 31, 2010, we increased the size of the Revolving Credit Facility under the “accordion” feature by an additional $25 million and received an additional $75 million in additional commitments upon the closing of the Allied Acquisition. Subject to customary closing conditions, we expect to receive an additional commitment of $25 million, which will bring the total amount available for borrowing under the Revolving Credit Facility to $740 million.

As of May 6, 2010 we had made $95 million of investments since March 31, 2010.  Of these investments, 75% were in second lien senior secured debt and 25% were in first lien senior secured debt.  All of the investments were floating rate with a weighted average spread at amortized cost of 14%.  As of May 6, 2010, we had exited $143 million of investments since March 31, 2010.  Of these investments, 67% were in first and second lien senior secured debt, 28% were in senior subordinated debt and 5% was in the Senior Secured Loan Fund.  Of the $143 million of investments, 57% were in fixed rate investments with a weighted average yield at amortized cost of 13%.  Of the remaining investments, 32% were in floating rate investments with a weighted average spread at amortized cost of 13%.  Of the $143 million of investments exited since March 31, 2010, $27 million were investments originated by Allied Capital.

In addition, as of May 6, 2010, we had an investment backlog and pipeline of $72 million and $980 million, respectively. We expect to syndicate a portion of these investments and commitments to third parties. The consummation of any of the investments in this backlog and pipeline depends upon, among other things: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. We cannot assure you that we will make any of these investments or that we will syndicate any portion of such investments and commitments.

Finally, as of May 7, 2010, we had identified between $300 million and $600 million of potential exit opportunities for the second quarter of 2010, which is higher than our normal level of exits.  Approximately $400 million of these exits are portfolio investments acquired in connection with the Allied Acquisition.  However, we cannot assure you that any of these exits will be made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of March 31, 2010, approximately 51% of the investments at fair value in our portfolio were at fixed rates while approximately 33% were at variable rates and 16% were non-interest earning. Additionally, as of March 31, 2010, 21% of the investments at fair value or 65% of the investments at fair value with variable rates contain interest rate floors. The Debt Securitization, the CP Funding Facility and the Revolving Credit Facility all feature variable rates.

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

Based on our March 31, 2010 balance sheet, the following table shows the impact on net income of base rate changes in interest rates assuming no changes in our investment and borrowing structure and reflecting the effect of our interest rate swap agreement described above and in Note 11 of the consolidated financial statements (in millions):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$12.1	$20.9	$(8.8)
Up 200 basis points	$6.8	$13.9	$(7.1)
Up 100 basis points	$3.0	$7.0	$(4.0)
Down 100 basis points	$(0.8)	$(2.0)	$1.2
Down 200 basis points	$(1.0)	$(2.0)	$1.0
Down 300 basis points	$(1.1)	$(2.0)	$0.9

Based on our December 31, 2009 balance sheet, the following table shows the impact on net income of base rate changes in interest rates assuming no changes in our investment and borrowing structure and reflecting the effect of our interest rate swap agreement described above and in Note 11 of the consolidated financial statements (in millions):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$17.6	$26.8	$(9.2)
Up 200 basis points	$11.2	$17.9	$(6.7)
Up 100 basis points	$5.6	$8.9	$(3.3)
Down 100 basis points	$(2.1)	$(2.9)	$0.8
Down 200 basis points	$(3.1)	$(2.9)	$(0.2)
Down 300 basis points	$(4.1)	$(2.9)	$(1.2)

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

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

A number of lawsuits were filed by stockholders of Allied Capital challenging the Allied Acquisition.  These include: (1) In re Allied Capital Corporation Shareholder Litigation, Case No. 322639V (Circuit Court for Montgomery County, Maryland) (the “Maryland action”); (2) Sandler v. Walton, et al., Case No. 2009 CA 008123 B (Superior Court for the District of Columbia), which was consolidated with Wienecki v. Allied Capital Corporation, et al., Case No. 2009 CA 008541 B (Superior Court for the District of Columbia) (the “D.C. Superior Court action”); and (3) Ryan v. Walton, et al., Case No. 1:10-CV-000145-RMC (United States District Court for the District of Columbia) (the “D.C. Federal Court action”).  The suits were filed after the entry by the Company, Allied Capital and ARCC Odyssey Corp. (“Merger Sub”) into the Agreement and Plan of Merger (the “Merger Agreement”) and the announcement of the Allied Acquisition on October 26, 2009, either as putative stockholder class actions, shareholder derivative actions or both.  All of the actions asserted similar claims against the members of Allied Capital’s board of directors alleging that the Merger Agreement was the product of a flawed sales process and that Allied Capital’s directors breached their fiduciary duties by agreeing to a structure that was not designed to maximize the value of Allied Capital’s stockholders, by failing to adequately value and obtain fair consideration for Allied Capital’s shares and by improperly rejecting competing offers by Prospect Capital Corporation.  They also claimed that the Company (and, in several cases, Merger Sub, and, in several other cases, Allied Capital) aided and abetted the directors’ alleged breaches of fiduciary duties.  In addition, in Ryan v. Walton, et al., the plaintiffs also alleged violations of Rule 14a-9(a) under the Securities Exchange Act of 1934.  All of the actions demanded, among other things, a preliminary and permanent injunction enjoining the merger and rescinding the transaction or any part thereof that may be implemented.

On March 2, 2010, the plaintiffs in the Maryland action, Allied Capital and the Company reached an agreement in principle to settle the Maryland action on terms and conditions substantially similar to those set forth in a Stipulation of Settlement dated March 17, 2010.  Although the Company and Allied Capital believe that the disclosures already provided were thorough and complete, in connection with the settlement we and Allied Capital agreed to make certain additional disclosures that are contained in the Supplement to the Joint Proxy Statement, dated March 8, 2010, and pay counsel for the plaintiffs in the Maryland action certain of their fees and expenses.  The settlement is subject to final settlement documentation and approval by the Maryland court, after, among other things, notice is provided to the stockholders of Allied Capital.

On March 19, 2010, the plaintiffs in the D.C. Federal Court action, Allied Capital and the Company reached an agreement in principle to settle the D.C. Federal Court action.  On April 15, 2010, the plaintiffs in the D.C. Superior Court action, Allied Capital and Ares Capital reached an agreement in principle to settle the D.C. Superior Court action.  The D.C. Federal Court action and the D.C. Superior Court action were stayed on March 22, 2010 and March 26, 2010, respectively, in contemplation of dismissal with prejudice once the settlement of the Maryland action has been finally approved by the Maryland court.  The parties to the Maryland action, the D.C. Federal Court Action, and the D.C. Superior Court action are entering into, and plan to file with the Maryland court, an Amended Stipulation of Settlement, which provides for, among other things, settlement of all the actions.

A final hearing on the settlement is scheduled to be held on July 29, 2010 before the Maryland court.  There can be no assurance that the settlement will be finalized or that the Maryland court will approve the settlement.  The settlement terms, which require court approval, provide that the Maryland action will be dismissed with prejudice against all defendants.

We, along with Allied Capital and the other defendants, have vigorously denied all liability with respect to the facts and claims alleged in the actions.  The settlement is not, and should not be construed as, an admission of wrongdoing or liability by any defendant.  The parties considered it desirable that the actions be settled to avoid the expense, risk, inconvenience and distraction of continued litigation and to fully resolve the settled claims.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)           At 3:00 p.m. (Eastern Time) on March 26, 2010, we held a special meeting of our stockholders at The Westin Grand, located at 2350 M Street Northwest, Washington, D.C., United States 20037 (the “Special Meeting”).

(b)           The issued and outstanding shares of our stock entitled to vote at the Special Meeting consisted of 130,944,674 shares of common stock outstanding on the record date, February 2, 2010.  Our common stockholders of voted on two matters at the Special Meeting, both of which were approved.  The final voting results from the Special Meeting were as follows:

(1)           A proposal to approve the issuance of the shares of Ares Capital common stock to be issued pursuant to the Agreement and Plan of Merger, dated as of October 26, 2009, among us, Allied Capital and ARCC Odyssey Corp., our wholly owned subsidiary.

FOR	AGAINST	ABSTAIN
88,554,166	627,518	278,690

(2)           A proposal to approve the adjournment of the Special Meeting, if necessary or appropriate, to solicit additional proxies if there are not sufficient votes at the time of the Special Meeting to approve the foregoing proposal.

FOR	AGAINST	ABSTAIN
84,315,454	4,551,667	593,253

Item 5.  Other Information.

None.

Item 6.  Exhibits.

EXHIBIT INDEX

Number	Description
3.1	Articles of Amendment and Restatement, as amended(1)

3.2	Second Amended and Restated Bylaws(2)

3.3	First Amendment to Second Amended and Restated Bylaws(3)

4.1	Form of Stock Certificate(4)

10.1	Amended and Restated Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser(5)

10.2	Second Tier Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser(5)

10.3

Amended and Restated Sale and Servicing Agreement, dated as of January 22, 2010, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wachovia Bank, National Association, as note purchaser, U.S. Bank National Association, as trustee and collateral custodian, and Wells Fargo Securities, LLC, as agent(5)

10.4

Senior Secured Revolving Credit Agreement, dated as of December 28, 2005 and amended and restated as of January 22, 2010, among Ares Capital Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent(5)

10.5

Amendment No. 1 to the Amended and Restated Sale and Servicing Agreement, dated as of May 6, 2010, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wachovia Bank, National Association, as note purchaser, U.S. Bank National Association, as trustee and collateral custodian, and Wells Fargo Securities, LLC, as agent*

31.1	Certification by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Incorporated by reference to Exhibit 1 to the Company’s Registration Statement under the Securities Act of 1933, as amended, on Form N-14 (File No. 333-163760), filed on December 16, 2009.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 814-00663), filed on February 27, 2009.

(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 814-00663), filed on April 30, 2010.

(4)

Incorporated by reference to Exhibit (d) to the Company’s pre-effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-114656), filed on September 28, 2004.

(5)	Incorporated by reference to Exhibits 10.1 through 10.4, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on January 25, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES CAPITAL CORPORATION

Dated: May 10, 2010	By	/s/ Michael J. Arougheti
Michael J. Arougheti
President

Dated: May 10, 2010	By	/s/ Richard S. Davis
Richard S. Davis
Chief Financial Officer