Form 10-Q
period 2010-06-30
ARES CAPITAL CORP
filed 2010-08-05
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2010
Common stock, $0.001 par value	192,167,337

ARES CAPITAL CORPORATION

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(dollar amounts in thousands, except per share data)

	As of
	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Investments at fair value (amortized cost of $3,875,476 and $2,376,384, respectively)
Non-controlled/non-affiliate company investments	$2,190,520	$1,568,423
Non-controlled affiliate company investments	592,438	276,351
Controlled affiliate company investments	1,011,062	327,040
Total investments at fair value	3,794,020	2,171,814
Cash and cash equivalents	138,778	99,227
Interest receivable	78,690	28,019
Other assets	62,214	14,455
Total assets	$4,073,702	$2,313,515
LIABILITIES
Debt	$1,244,938	$969,465
Management and incentive fees payable	26,655	66,495
Accounts payable and accrued expenses	71,882	16,533
Interest and facility fees payable	18,899	2,645
Payable for open trades	—	489
Dividend payable	55	—
Total liabilities	1,362,429	1,055,627
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Common stock, par value $.001 per share, 300,000,000 common shares authorized, 192,167,337 and 109,944,674 common shares issued and outstanding, respectively	192	110
Capital in excess of par value	2,650,799	1,490,458
Accumulated undistributed (overdistributed) net investment income	(29,218)	3,143
Accumulated net realized gain (loss) on investments, foreign currency transactions, extinguishment of debt and acquisitions	171,804	(31,115)
Net unrealized loss on investments and foreign currency transactions	(82,304)	(204,708)
Total stockholders’ equity	2,711,273	1,257,888
Total liabilities and stockholders’ equity	$4,073,702	$2,313,515
NET ASSETS PER SHARE	$14.11	$11.44

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(dollar amounts in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest from investments	$64,891	$45,307	$110,966	$89,138
Capital structuring service fees	5,786	603	7,136	1,653
Management fees	2,347	—	2,675	—
Dividend income	1,918	617	1,918	1,043
Interest from cash & cash equivalents	17	57	28	210
Other income	1,759	1,748	2,554	2,697
Total investment income from non-controlled/non-affiliate company investments	76,718	48,332	125,277	94,741

From non-controlled affiliate company investments:
Interest from investments	15,375	6,528	19,995	12,103
Dividend income	88	123	191	137
Management fees	150	1,192	288	1,317
Other income	364	78	422	168
Total investment income from non-controlled affiliate company investments	15,977	7,921	20,896	13,725

From controlled affiliate company investments:
Interest from investments	23,796	2,155	34,637	5,093
Capital structuring service fees	1,906	—	2,657	194
Dividend income	1,418	—	1,796	—
Management fees	1,632	695	2,653	1,286
Other income	143	8	184	88
Total investment income from controlled affiliate company investments	28,895	2,858	41,927	6,661

Total investment income	121,590	59,111	188,100	115,127

EXPENSES:
Interest and credit facility fees	23,110	6,301	31,698	12,882
Base management fees	11,682	7,496	20,138	14,994
Incentive management fees	14,973	7,987	23,117	15,537
Professional fees	3,454	2,308	5,958	3,705
Professional fees and other costs related to the acquisition of Allied Capital Corporation	12,534	—	16,323	—
Administrative	2,378	1,092	3,609	2,096
Rent	1,341	577	2,094	1,156
Insurance	535	341	894	675
Depreciation	247	165	410	338
Directors fees	144	134	278	236
Other	965	684	1,811	1,251
Total expenses	71,363	27,085	106,330	52,870

NET INVESTMENT INCOME BEFORE INCOME TAXES	50,227	32,026	81,770	62,257

Income tax expense (benefit), including excise tax	686	78	524	109

NET INVESTMENT INCOME	49,541	31,948	81,246	62,148

REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCY TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	7,512	(857)	9,773	(2,162)
Non-controlled affiliate company investments	3,925	—	(3,734)	(482)
Controlled affiliate company investments	870	—	1,302	—
Foreign currency transactions	—	116	85	68
Net realized gains (losses)	12,307	(741)	7,426	(2,576)

Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	65,107	11,333	96,081	1,888
Non-controlled affiliate company investments	7,243	(9,929)	19,088	(11,272)
Controlled affiliate company investments	463	2,175	7,387	(6,926)
Foreign currency transactions	—	(33)	(152)	(18)
Net unrealized gains (losses)	72,813	3,546	122,404	(16,328)

Net realized and unrealized gains (losses) from investments and foreign currency transactions	85,120	2,805	129,830	(18,904)

GAIN ON THE ACQUISITION OF ALLIED CAPITAL CORPORATION	195,876	—	195,876	—
REALIZED GAIN (LOSS) ON EXTINGUISHMENT OF DEBT	(383)	—	(383)	26,543

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$330,154	$34,753	$406,569	$69,787

BASIC AND DILUTED EARNINGS PER COMMON SHARE (Note 4)	$1.73	$0.36	$2.57	$0.72

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING — BASIC AND DILUTED (Note 4)	191,045,239	97,152,820	157,978,337	97,152,820

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2010 (unaudited)

(dollar amounts in thousands, except per unit data)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Financial

AGILE Fund I, LLC	Investment company	Member interest (0.05% interest)		4/1/2010	$264	$264		(16)

AllBridge Financial, LLC	Real estate finance company	Equity interest		4/1/2010	11,370	12,088	$0.30	(16)

BB&T Capital Partners/Windsor Mezzanine Fund, LLC	Investment company	Member interest (9.90% interest)		4/1/2010	13,372	14,785		(16)

Callidus Capital Corporation	Asset manager and finance company	Senior subordinated loan ($4,594 par due 8/2013)		4/1/2010	4,120	5,088	$1.11	(13)(16)
		Common stock (100 shares)		4/1/2010	—	—	$—

Callidus Debt Partners CDO Fund I, Ltd.	Investment company	Class C notes ($22,438 par due 12/2013)	2.13%	4/1/2010	1,568	1,777	$0.08	(16)
		Class D notes ($9,400 par due 12/2013)		4/1/2010	—	—	$—	(13)(16)

Callidus Debt Partners CLO Fund III, Ltd.	Investment company	Preferred stock (23,600,000 shares)	13.72%	4/1/2010	4,985	8,151	$0.37	(16)

Callidus Debt Partners CLO Fund IV, Ltd.	Investment company	Class D notes ($3,000 par due 4/2020)	5.08% (Libor + 4.55%/Q)	4/1/2010	1,755	1,739	$0.58	(16)
		Subordinated notes ($21,668 par due 4/2020)	1.80%	4/1/2010	7,591	9,935	$0.46	(16)

Callidus Debt Partners CLO Fund V, Ltd.	Investment company	Subordinated notes ($13,062 par due 11/2020)	11.10%	4/1/2010	8,422	10,091	$0.77	(16)

Callidus Debt Partners CLO Fund VI, Ltd.	Investment company	Class D notes ($9,635 par due 10/2021)	6.53% (Libor + 6.00%/Q)	4/1/2010	4,484	4,243	$0.44	(16)
		Subordinated notes ($33,659 par due 10/2021)	4.30%	4/1/2010	9,276	14,227	$0.42	(16)

Callidus Debt Partners CLO Fund VII, Ltd.	Investment company	Subordinated notes ($26,067 par due 1/2021)	18.16%	4/1/2010	10,517	14,516	$0.56	(16)

Callidus MAPS CLO Fund I LLC	Investment company	Class E notes ($17,000 par due 12/2017)	5.80% (Libor + 5.53%/Q)	4/1/2010	11,289	11,274	$0.66	(16)
		Subordinated notes ($17,000 par due 12/2017)	14.84%	4/1/2010	14,500	19,031	$0.47	(16)

Callidus MAPS CLO Fund II, Ltd.	Investment company	Class D notes ($7,700 par due 7/2022)	4.78% (Libor + 4.25%/Q)	4/1/2010	3,280	4,035	$0.52	(16)
		Subordinated notes ($18,542 par due 7/2022)	8.40%	4/1/2010	8,608	12,298	$0.66	(16)

Carador PLC(6)(8)(9)	Investment company	Ordinary shares (7,110,525 shares)		12/15/2006	9,033	3,982	$0.56	(16)

Catterton Partners VI, L.P.	Investment partnership	Limited partnership interest (0.05% interest)		4/1/2010	1,589	1,716		(16)

CIC Flex, LP(9)	Investment partnership	Limited partnership units (0.94 unit)		9/7/2007	47	—

Ciena Capital LLC	Real estate secured small business lender	Senior secured revolving loan ($319,031 par due 3/2011)		4/1/2010	78,971	77,183	$0.24	(13)
		Senior secured loan ($4,969 par due 3/2011)		4/1/2010	5,041	4,969	$1.00	(13)
		Class B equity interest		4/1/2010	—	—
		Class B equity interest		4/1/2010	—	—
		Class C equity interest		4/1/2010	—	—

Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($6,000 par due 6/2015)	15.00%	4/1/2010	5,988	6,000	$1.00
		Senior subordinated loan ($4,000 par due 6/2015)	15.00%	4/1/2010	3,992	4,000	$1.00
		Senior subordinated loan ($9,500 par due 6/2015)	15.00%	4/1/2010	9,521	9,500	$1.00

Compass Group Diversified Holdings, LLC	Middle market business manager	Senior secured revolving loan ($882 par due 12/2012)	3.04% (Libor + 2.50%/Q)	4/1/2010	882	882	$1.00	(16)
		Senior secured revolving loan ($37 par due 12/2012)	3.04% (Libor + 2.50%/Q)	4/1/2010	37	37	$1.00	(16)
		Senior secured revolving loan ($51 par due 12/2012)	4.75% (Base Rate + 1.50%/M)	4/1/2010	51	51	$1.00	(16)

Cortec Group Fund IV, L.P.	Investment partnership	Limited partnership interest (2.53% interest)		4/1/2010	3,407	3,363		(16)

Covestia Capital Partners, LP(9)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	1,059	1,021		(16)

Direct Capital Corporation	Commercial equipment finance and leasing company	Senior secured loan ($8,175 par due 1/2014)		4/1/2010	8,919	9,097	$1.09	(13)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior subordinated loan ($36,632 par due 3/2013)		4/1/2010	1,190	1,017	$0.03	(13)
		Subordinated loan ($19,039 par due 3/2013)		4/1/2010	—	—	$—	(13)
		Common stock (2,317,020 shares)		4/1/2010	—	—	$—

Dryden XVIII Leveraged Loan 2007 Limited	Investment company	Class B notes ($8,637 par due 10/2019)	5.03% (Libor + 4.50%/Q)	4/1/2010	3,627	3,579	$0.41	(16)
		Subordinated notes ($38,686 par due 10/2019)	10.20%	4/1/2010	12,364	14,623	$0.38	(16)

Dynamic India Fund IV	Investment company	Equity Interest		4/1/2010	4,822	4,822		(16)

eCentury Capital Partners, L.P.	Investment partnership	Limited partnership interest (25.00% interest)		4/1/2010	—	—

Fidus Mezzanine Capital, L.P.	Investment partnership	Limited partnership interest (30.50% interest)		4/1/2010	9,206	10,518

Financial Pacific Company	Commercial finance leasing company	Senior subordinated loan ($20,255 par due 2/2012)	15.00% Cash, 2.00% PIK	4/1/2010	11,264	11,681	$0.60	(4)(16)
		Senior subordinated loan ($20,252 par due 2/2012)	15.00% Cash, 2.00% PIK	4/1/2010	11,263	11,679	$0.60	(4)(16)
		Senior subordinated loan ($18,640 par due 2/2012)	15.00% Cash, 2.00% PIK	4/1/2010	10,373	10,750	$0.60	(4)(16)
		Subordinated loan ($10,025 par due 8/2012)	18.00% Cash, 2.00% PIK	4/1/2010	—	—	$—	(4)
		Preferred stock (8,583 shares)		4/1/2010	—	—	$—
		Preferred stock (424 shares)		4/1/2010	—	—	$—
		Preferred stock (450 shares)		4/1/2010	—	—	$—
		Common stock (12,711 shares)		4/1/2010	—	—	$—

Firstlight Financial Corporation(6)(9)	Investment company	Senior subordinated loan ($73,440 par due 12/2016)	1.00% PIK	12/31/2006	73,313	48,295	$0.66	(4)(16)
		Common stock (10,000 shares)		12/31/2006	10,000	—	$—
		Common stock (30,000 shares)		12/31/2006	30,000	—	$—

HCI Equity, LLC	Investment company	Member interest (1.00% interest)		4/1/2010	808	913		(16)

Imperial Capital Group, LLC and Imperial Capital Private Opportunities, LP(9)	Investment banking services	Common units (2,526 units)		5/10/2007	3	4,561	$1,805.62	(16)
		Common units (315 units)		5/10/2007	—	569	$1,806.35	(16)
		Common units (7,710 units)		5/10/2007	14,997	13,921	$1,805.58	(16)
		Limited partnership interest (80% interest)		5/10/2007	6,794	6,216		(16)

Ivy Hill Asset Management, L.P. (7)	Investment manager	Member interest		6/15/2009	85,424	105,044		(16)

Ivy Hill Middle Market Credit Fund, Ltd.(7)(8)(9)	Investment company	Subordinated notes ($15,351 par due 11/2018)	15.50%	11/20/2007	15,351	14,737	$0.96	(16)
		Class B deferrable interest notes ($40,000 par due 11/2018)	6.25% (Libor + 6.00%/Q)	11/20/2007	40,000	37,600	$0.94	(16)

Knightsbridge CLO 2007-1 Ltd. (7)	Investment company	Class E interest notes ($20,350 par due 1/2022)	9.53% (Libor + 9.00%/Q)	3/24/2010	14,852	11,347	$0.56	(16)

Knightsbridge CLO 2008-1 Ltd. (7)	Investment company	Class C interest notes ($14,400 par due 6/2018)	8.03% (Libor + 7.50%/Q)	3/24/2010	14,400	14,400	$1.00	(16)
		Class D interest notes ($9,000 par due 6/2018)	9.03% (Libor + 8.50%/Q)	3/24/2010	9,000	9,000	$1.00	(16)
		Class E interest notes ($14,850 par due 6/2018)	5.53% (Libor + 5.00%/Q)	3/24/2010	13,596	9,954	$0.67	(16)

Kodiak Fund LP	Investment partnership	Limited partnership interest (4.00% interest)		4/1/2010	941	962

Novak Biddle Venture Partners III, L.P.	Investment partnership	Limited partnership interest (2.46% interest)		4/1/2010	697	685

Pangaea CLO 2007-1 Ltd.	Investment company	Class D notes ($15,000 par due 1/2021)	5.28% (Libor + 4.75%/Q)	4/1/2010	8,889	7,722	$0.51	(16)

Partnership Capital Growth Fund I, LP(9)	Investment partnership	Limited partnership interest (25% interest)		6/16/2006	2,390	2,053		(16)

Senior Secured Loan Fund LLC (7)	Investment partnership	Subordinated certificates ($201,257 par due 12/2015)	15.94%	10/30/2009	190,535	202,800	$1.01	(16)

Slate Equity LLC	Investment company	Member interest (0.40% interest)		4/1/2010	7	7		(16)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
SPP Mezzanine Funding II, L.P.	Investment partnership	Limited partnership interest (42.73% interest)		4/1/2010	5,904	5,649		(16)

Trivergance Capital Partners, LP(9)	Investment partnership	Limited partnership interest (100% interest)		6/5/2008	2,625	—

VSC Investors LLC(9)	Investment company	Membership interest (4.63% interest)		1/24/2008	805	652		(16)

Webster Capital II, L.P.	Investment partnership	Limited partnership interest (3.33% interest)		4/1/2010	687	690		(16)
					850,065	831,789			30.67%

Business Services

10th Street, LLC	Real estate holding company	Senior subordinated loan ($22,781 par due 11/2014)	8.93% Cash, 4.07% PIK	4/1/2010	22,781	22,781	$1.00	(4)(16)
		Member interest (10.00% interest)		4/1/2010	594	596
		Option (25,000 shares)		4/1/2010	25	35	$1.40

Avborne, Inc.	Aviation services	Common stock (27,500 shares)		4/1/2010	39	39	$1.42	(16)

Aviation Properties Corporation	Aviation services	Common stock (100 shares)		4/1/2010	—	—	$—

BenefitMall Holdings, Inc.	Insurance general agency to small businesses	Senior subordinated loan ($40,326 par due 6/2014)	18.00%	4/1/2010	40,326	40,326	$1.00
		Common stock (39,274,290 shares)		4/1/2010	53,510	57,647	$1.47	(16)
		Warrants		4/1/2010	—	—	$—

Booz Allen Hamilton, Inc.	Strategy and technology consulting services	Senior subordinated loan ($250 par due 7/2016)	13.00%	7/31/2008	221	250	$1.00	(16)
		Senior subordinated loan ($12,400 par due 7/2016)	13.00%	7/31/2008	12,311	12,400	$1.00	(2)(16)
		Senior secured loan ($737 par due 7/2015)	7.50% (Libor + 4.50%/Q)	7/31/2008	728	737	$1.00	(3)(14)

CitiPostal Inc.	Document storage and management services	Senior secured revolving loan ($691 par due 12/2013)	6.50% (Libor + 4.50%/M)	4/1/2010	691	691	$1.00	(14)(16)
		Senior secured revolving loan ($1,250 par due 12/2013)	6.75% (Base Rate + 3.50%/Q)	4/1/2010	1,250	1,250	$1.00	(16)
		Senior secured loan ($487 par due 12/2013)	11.00% Cash, 2.00% PIK	4/1/2010	487	487	$1.00	(4)(16)
		Senior secured loan ($49,838 par due 12/2013)	11.00% Cash, 2.00% PIK	4/1/2010	49,838	49,838	$1.00	(2)(4)
		Senior subordinated loan ($11,566 par due 12/2015)	16.00% PIK	4/1/2010	11,566	11,566	$1.00	(4)(16)
		Common stock (37,024 shares)		4/1/2010	—	—	$—

Cook Inlet Alternative Risk, LLC	Risk management services	Senior secured loan ($40,000 par due 4/2013)		4/1/2010	25,124	25,114	$0.63	(13)(16)
		Senior secured loan ($47,600 par due 4/2013)		4/1/2010	29,876	29,886	$0.63	(13)(16)
		Member interest (3.17% interest)		4/1/2010	—	—

Coverall North America, Inc.	Commercial janitorial service provider	Senior secured loan ($15,763 par due 7/2011)	12.00%	4/1/2010	15,763	15,763	$1.00	(2)
		Senior secured loan ($15,864 par due 7/2011)	12.00%	4/1/2010	15,864	15,864	$1.00	(2)
		Senior subordinated loan ($5,563 par due 7/2011)	15.00% Cash, 1.00% PIK	4/1/2010	5,563	5,563	$1.00	(4)(16)
		Common stock (763,333 shares)		4/1/2010	2,999	4,380	$5.74	(16)

Digital VideoStream, LLC	Media post production company	Senior secured loan ($262 par due 2/2012)	10.00% Cash, 1.00% PIK	4/1/2010	262	262	$1.00	(2)(4)
		Senior secured loan ($7 par due 2/2012)	10.00% Cash, 1.00% PIK	4/1/2010	7	7	$0.94	(2)(4)
		Senior secured loan ($10,817 par due 2/2012)	11.00% Cash, 1.00% PIK	4/1/2010	10,817	10,817	$1.00	(2)(4)
		Convertible subordinated loan ($5,271 par due 2/2016)	10.00% PIK	4/1/2010	5,706	5,271	$1.00	(4)(16)

Diversified Mercury Communications, LLC	Business media consulting services	Senior secured loan ($2,141 par due 3/2013)	8.00% (Base Rate + 4.50%/Q)	4/1/2010	1,945	1,707	$0.85	(14)(16)

Gordian Acquisition Corporation		Member interest (100% interest)		4/1/2010	—	—

Impact Innovations Group, LLC	IT consulting and outsourcing services	Member interest (50.00% interest)		4/1/2010	—	—

Investor Group Services, LLC(6)	Financial services	Limited liability company membership interest (10.00% interest)		6/22/2006	—	500

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Market Track Holdings, LLC	Business media consulting services company	Senior subordinated loan ($24,337 par due 6/2014)	11.50% Cash, 4.40% PIK	4/1/2010	24,337	24,337	$1.00	(4)(16)

Multi-Ad Services, Inc.	Marketing services and software provider	Senior secured loan ($1,878 par due 11/2011)	11.25%	4/1/2010	1,878	1,878	$1.00	(16)
		Member interest (10.50% interest)		4/1/2010	—	—
		Preferred equity		4/1/2010	788	1,286	$0.74	(16)

MVL Group, Inc.	Marketing research provider	Senior secured loan ($25,260 par due 7/2012)	12.00%	4/1/2010	25,260	25,260	$1.00	(16)
		Senior subordinated loan ($36,894 par due 7/2012)	12.00% Cash, 2.50% PIK	4/1/2010	35,669	36,073	$0.98	(4)(16)
		Senior subordinated loan ($144 par due 7/2012)	10.00%	4/1/2010	—	—	$—
		Common stock (554,091 shares)		4/1/2010	—	—	$—
		Common stock (6,625 shares)		4/1/2010	—	—	$—

PC Helps Support, LLC	Technology support provider	Senior secured loan ($7,390 par due 12/2013)	3.60% (Libor + 3.25%/M)	4/1/2010	7,390	7,316	$0.99	(3)
		Senior subordinated loan ($24,150 par due 12/2013)	12.76%	4/1/2010	24,150	24,150	$1.00	(16)

Penn Detroit Diesel Allison, LLC	Distributor of engines, transmissions and parts	Member interest (87.60% interest)		4/1/2010	20,069	17,200		(16)

Pillar Holdings LLC and PHL Holding Co.(6)	Mortgage services	Senior secured loan ($1,875 par due 5/2014)	14.50%	7/31/2008	1,875	1,875	$1.00	(16)
		Senior secured loan ($5,500 par due 5/2014)	14.50%	7/31/2008	5,500	5,500	$1.00	(2)(16)
		Senior secured loan ($15,144 par due 11/2013)	5.93% (Libor + 5.50%/B)	11/20/2007	15,144	15,144	$1.00	(2)
		Senior secured loan ($9,452 par due 11/2013)	5.93% (Libor + 5.50%/B)	11/20/2007	9,452	9,452	$1.00	(3)
		Common stock (84.78 shares)		11/20/2007	3,768	9,193	$108,433.59	(16)

Primis Marketing Group, Inc. and Primis Holdings, LLC(6)	Database marketing services	Senior subordinated loan ($10,222 par due 2/2013)		8/24/2006	10,222	102	$0.01	(13)(16)
		Preferred units (4,000 units)		8/24/2006	3,600	—	$—
		Common units (4,000,000 units)		8/24/2006	400	—	$—

Prommis Solutions, LLC, E-Default Services, LLC, Statewide Tax and Title Services, LLC & Statewide Publishing Services, LLC (formerly known as MR Processing Holding Corp.)	Bankruptcy and foreclosure processing services	Senior subordinated loan ($16,704 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/2007	16,704	16,704	$1.00	(4)(16)
		Senior subordinated loan ($26,897 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/2007	26,897	26,897	$1.00	(2)(4)(16)
		Preferred units (30,000 units)		4/11/2006	3,000	7,000	$5.83	(16)

Promo Works, LLC	Provider of in-store sampling programs	Senior secured loan ($20,739 par due 12/2012)	12.00% Cash, 6.00% PIK	4/1/2010	7,940	11,720	$0.57	(4)(16)

R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	250	$1.00	(16)

Stag-Parkway, Inc.	Recreation vehicle parts distributor	Senior subordinated loan ($19,044 par due 7/2012)	10.00%	4/1/2010	19,044	19,044	$1.00
		Common stock (25,000 shares)		4/1/2010	17,767	22,254	$890.16	(16)

Summit Business Media, LLC	Business media consulting services	Junior secured loan ($11,930 par due 7/2014)		8/3/2007	10,276	596	$0.05	(3)(13)

Summit Energy Services, Inc.	Provider of energy management and procurement services	Common stock (30,356 shares)		4/1/2010	184	184	$6.06
		Common stock (385,626 shares)		4/1/2010	2,336	2,343	$6.08

Tradesmen International, Inc.	Construction labor support	Senior subordinated loan ($20,000 par due 12/2014)	10.00%	4/1/2010	14,048	17,405	$0.87	(16)
		Warrants		4/1/2010	—	—	$—

VSS-Tranzact Holdings, LLC(6)	Management consulting services	Common membership interest (8.51% interest)		10/26/2007	10,204	6,483

Trover Solutions, Inc.	Healthcare collections services	Senior subordinated loan ($52,829 par due 11/2012)	10.50% Cash, 1.50% PIK	4/1/2010	52,828	52,829	$1.00	(4)(16)

Venturehouse-Cibernet Investors, LLC	Financial settlement services for intercarrier wireless roaming	Equity interest		4/1/2010	—	—
					679,273	676,252			24.93%

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Healthcare-Services

Air Medical Group Holdings LLC	Air ambulance services	Senior secured revolving loan ($3,000 par due 3/2011)	2.48% (Libor + 2.00%/Q)	4/1/2010	2,955	2,940	$0.98	(16)
		Senior secured revolving loan ($1,785 par due 3/2011)	4.25% (Base Rate + 1.00%/Q)	4/1/2010	1,758	1,749	$0.98	(16)
		Preferred stock		4/1/2010	15,107	19,076	$7.68	(16)
		Preferred stock		4/1/2010	3,098	3,912	$7.68	(16)
		Common stock		4/1/2010	—	—	$—

Axium Healthcare Pharmacy, Inc.	Specialty pharmacy services	Senior subordinated loan ($3,224 par due 3/2015)	8.00% PIK	4/1/2010	2,956	3,063	$0.95	(4)

CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC(6)	Healthcare analysis services	Preferred stock (7,427 shares)	14.00% PIK	6/15/2007	8,763	7,887	$1,061.91	(4)(16)
		Common stock (9,679 shares)		6/15/2007	4,000	7,997	$826.22	(16)
		Common stock (1,546 shares)		6/15/2007	—	1,227	$793.65	(16)

DSI Renal, Inc.	Dialysis provider	Senior secured loan ($9,462 par due 3/2013)	9.00% (Libor + 7.00%/M)	4/4/2006	8,957	9,462	$1.00	(14)(16)
		Senior subordinated loan ($65,430 par due 4/2014)	6.00% Cash, 11.00% PIK	4/4/2006	64,942	64,769	$0.99	(4)(16)
		Common units (19,726 units)		4/4/2006	19,684	22,554	$1,143.36	(16)

GG Merger Sub I, Inc.	Drug testing services	Senior secured loan ($11,330 par due 12/2014)	4.54% (Libor + 4.00%/Q)	12/14/2007	10,900	10,764	$0.95	(2)
		Senior secured loan ($12,000 par due 12/2014)	4.54% (Libor + 4.00%/Q)	12/14/2007	11,542	11,400	$0.95	(3)

HCP Acquisition Holdings, LLC(7)	Healthcare compliance advisory services	Class A units (10,044,176 units)		6/26/2008	10,044	4,894	$0.49	(16)

Heartland Dental Care, Inc.	Dental services	Senior subordinated loan ($27,717 par due 7/2014)	14.25%	7/31/2008	27,717	27,717	$1.00	(16)

Magnacare Holdings, Inc., Magnacare Administrative Services, LLC, and Magnacare, LLC	Healthcare professional provider	Senior secured loan ($4,335 par due 1/2012)	7.50% (Libor + 5.50%/M)	2/26/2010	4,292	4,335	$1.00	(3)(14)(16)
		Senior subordinated loan ($54,000 par due 3/2015)	15.00% (Libor + 10.00% Cash, 3.00%PIK/Q)	3/26/2010	54,000	54,000	$1.00	(4)(14)(6)

MWD Acquisition Sub, Inc.	Dental services	Junior secured loan ($5,000 par due 5/2013)	6.60% (Libor + 6.25%/M)	5/3/2007	5,000	4,700	$0.94	(3)

MPBP Holdings, Inc., Cohr Holdings, Inc. and MPBP Acquisition Co., Inc.	Healthcare equipment services	Junior secured loan ($19,425 par due 1/2014)		1/31/2007	19,425	971	$0.05	(13)(16)
		Junior secured loan ($11,655 par due 1/2014)		1/31/2007	11,655	583	$0.05	(3)(13)(16)
		Common stock (50,000 shares)		1/31/2007	5,000	—	$—

NS Merger Sub, Inc. and NS Holdings, Inc.	Healthcare technology provider	Senior subordinated loan ($50,579 par due 6/2017)	13.50%	6/21/2010	50,579	50,579	$1.00	(16)
		Common stock (2,500,000 shares)		6/21/2010	2,500	2,500	$1.00	(16)

OnCURE Medical Corp.	Radiation oncology care provider	Common stock (857,143 shares)		8/18/2006	3,000	2,218	$2.59	(16)

Passport Health Communications, Inc., Passport Holding Corp. and Prism Holding Corp.	Healthcare technology provider	Senior secured loan ($11,487 par due 5/2014)	10.50% (Libor + 7.50%/B)	5/9/2008	11,487	11,487	$1.00	(2)(14)
		Senior secured loan ($10,604 par due 5/2014)	10.50% (Libor + 7.50%/B)	5/9/2008	10,604	10,604	$1.00	(3)(14)
		Series A preferred stock (1,594,457 shares)		7/30/2008	9,900	9,900	$6.21	(16)
		Common stock (16,106 shares)		7/30/2008	100	100	$6.21	(16)

PG Mergersub, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Senior subordinated loan ($4,000 par due 3/2016)	12.50%	3/12/2008	3,943	4,000	$1.00	(16)
		Common stock (16,667 shares)		3/12/2008	167	167	$0.01	(16)
		Preferred stock (333 shares)		3/12/2008	333	333	$999.01	(16)

Reed Group, Ltd.	Medical disability management services provider and publisher	Senior secured revolving loan ($1,088 par due 12/2013)		4/1/2010	1,097	1,044	$1.11	(13)(16)
		Senior secured loan ($10,755 par due 12/2013)		4/1/2010	9,129	10,325	$0.96	(13)(16)
		Senior subordinated loan ($19,625 par due 12/2013)		4/1/2010	15,918	14,915	$0.76	(13)(16)
		Equity interest		4/1/2010	203	—	$—

							Fair		Percentage
				Acquisition	Amortized	Fair	Value		of Net
Company(1)	Industry	Investment	Interest(5)(10)	Date	Cost	Value	Per Unit		Assets
Regency Healthcare Group, LLC	Hospice provider	Preferred member interest (6.10% interest)		4/1/2010	2,007	1,878	$1.44	(16)

Soteria Imaging Services, LLC	Outpatient medical imaging provider	Junior secured loan ($1,750 par due 11/2010)	14.50%	4/1/2010	1,707	1,676	$0.96	(16)
		Junior secured loan ($2,500 par due 11/2010)	12.50%	4/1/2010	2,439	2,394	$0.96	(16)
		Preferred member interest (6.31% interest)		4/1/2010	—	—	$—

U.S. Renal Care, Inc.		Senior subordinated loan ($20,030 par due 5/2017)	11.25% Cash, 2.00% PIK	5/24/2010	20,030	20,030	$1.00	(4)(16)

Univita Health, Inc.	Outsourced services provider	Senior subordinated loan ($20,776 par due 12/2014)	12.00% Cash, 3.00% PIK	12/22/2009	20,776	20,776	$1.00	(4)(16)

VOTC Acquisition Corp.	Radiation oncology care provider	Senior secured loan ($7,503 par due 7/2012)	11.00% Cash, 2.00% PIK	6/30/2008	7,503	7,503	$1.00	(4)(16)
		Preferred stock (3,888,222 shares)		7/14/2008	8,749	7,511	$1.93
					473,966	443,940			16.37%

Restaurants

ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($2,010 par due 11/2012)	6.50% (Libor + 3.50%/Q)	11/27/2006	2,010	2,010	$1.00	(14)(16)
		Senior secured revolving loan ($233 par due 11/2012)	6.50% (Base Rate + 2.50%/Q)	11/27/2006	233	233	$1.00	(14)(16)
		Senior secured loan ($23,399 par due 11/2013)	12.50% (Libor + 6.50%/Q)	11/27/2006	23,405	23,399	$1.00	(2)(14)
		Senior secured loan ($10,967 par due 11/2013)	12.50% (Libor + 6.50%/Q)	11/27/2006	10,967	10,967	$1.00	(3)(14)
		Promissory note ($13,105 par due 11/2016)	12.00% PIK	6/1/2006	13,093	13,093	$99.91	(4)(16)
		Warrants to purchase up to 0.61 shares		6/1/2006	—	665	$665,000.00	(16)

Encanto Restaurants, Inc.(8)	Restaurant owner and operator	Junior secured loan ($20,997 par due 8/2013)	11.00%	8/16/2006	20,997	19,947	$0.95	(2)
		Junior secured loan ($3,999 par due 8/2013)	11.00%	8/16/2006	3,999	3,799	$0.95	(3)

Hot Light Brands, Inc.	Real estate holding company	Senior secured loan ($28,662 par due 2/2011)		4/1/2010	6,144	6,119	$0.22	(13)(16)
		Common stock (93,500 shares)		4/1/2010	—	—	$—

Huddle House, Inc.	Restaurant franchisor	Senior subordinated loan ($19,992 par due 12/2015)	12.00% Cash, 3.00% PIK	4/1/2010	19,740	18,069	$0.90	(4)(16)
		Common stock (358,428 shares)		4/1/2010	—	—	$—

OTG Management, Inc.	Airport restaurant operator	Junior secured loan ($5,016 par due 6/2013)	16.00% (Libor + 13.00%/M), 14.00% Cash, 2.00% PIK	6/19/2008	5,016	5,016	$1.00	(4)(14)(16)
		Junior secured loan ($41,178 par due 6/2013)	20.50% (Libor + 17.50%/M), 14.00% Cash, 6.50% PIK	6/19/2008	41,213	41,178	$1.00	(4)(14)(16)
		Warrants to purchase up to 100,857 shares of common stock			100	4,415	$43.77	(16)
		Warrants to purchase up to 9 shares of common stock			—	—	$—	(16)

PMI Holdings, Inc.	Restaurant owner and operator	Senior secured revolving loan ($875 par due 5/2015)	10.00% (Libor + 8.00%/B)	5/5/2010	875	875	$1.00	(14)(16)
		Senior secured loan ($9,973 par due 5/2015)	10.00% (Libor + 800%/B)	5/5/2010	9,973	9,973	$1.00	(2)(14)
		Senior secured loan ($9,973 par due 5/2015)	10.00% (Libor + 800%/B)	5/5/2010	9,973	9,973	$1.00	(3)(14)
		Senior secured loan ($2 par due 5/2015)	10.25% (Base Rate + 7.00%/M)	5/5/2010	2	2	$1.00	(2)
		Senior secured loan ($2 par due 5/2015)	10.25% (Base Rate + 7.00%/M)	5/5/2010	2	2	$1.00	(3)

S.B. Restaurant Company	Restaurant owner and operator	Senior secured loan ($38,327 par due 4/2011)	11.75%	4/1/2010	28,546	33,747	$0.88	(16)
		Preferred stock (46,690 shares)		4/1/2010	—	—	$—
		Warrants		4/1/2010	—	—	$—

Vistar Corporation and Wellspring Distribution Corp.	Food service distributor	Senior subordinated loan ($31,625 par due 5/2015)	13.50%	5/23/2008	31,625	30,676	$0.97	(16)
		Senior subordinated loan ($30,000 par due 5/2015)	13.50%	5/23/2008	30,000	29,100	$0.97	(2)(16)
		Class A non-voting common stock (1,366,120 shares)		5/23/2008	7,500	4,500	$3.29	(16)
					265,413	267,758			9.87%

							Fair		Percentage
				Acquisition	Amortized	Fair	Value		of Net
Company(1)	Industry	Investment	Interest(5)(10)	Date	Cost	Value	Per Unit		Assets
Education

Campus Management Corp. and Campus Management Acquisition Corp.(6)	Education software developer	Senior secured loan ($3,306 par due 8/2013)	10.00% Cash, 3.00% PIK	2/8/2008	3,306	3,306	$1.00	(4)(15)(16)
		Senior secured loan ($30,731 par due 8/2013)	10.00% Cash, 3.00% PIK	2/8/2008	30,731	30,731	$1.00	(2)(4)(15)(16)
		Senior secured loan ($9,098 par due 8/2013)	10.00% Cash, 3.00% PIK	2/8/2008	9,098	9,098	$1.00	(4)(15)(16)
		Preferred stock (493,147 shares)	8.00% PIK	2/8/2008	9,949	18,005	$36.51	(4)(16)

Community Education Centers, Inc.	Offender re-entry and in-prison treatment services provider	Senior subordinated loan ($38,096 par due 11/2013)		4/1/2010	35,203	35,810	$0.94	(13)(16)

eInstruction Corporation	Provider of student response systems	Junior secured loan ($17,000 par due 7/2014)	7.85% (Libor + 7.50%/M)	4/1/2010	14,563	14,960	$0.88	(16)
		Senior subordinated loan ($21,487 par due 1/2015)	16.00% PIK	4/1/2010	19,486	19,983	$0.93	(4)(16)
		Common stock (2,406 shares)		4/1/2010	926	1,256	$522.03	(16)

ELC Acquisition Corporation	Developer, manufacturer and retailer of educational products	Senior secured loan ($161 par due 11/2012)	3.60% (Libor + 3.25%/M)	11/30/2006	161	161	$1.00	(3)
		Junior secured loan ($8,333 par due 11/2013)	7.35% (Libor + 7.00%/M)	11/30/2006	8,333	8,333	$1.00	(3)

Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.(8)	Private school operator	Series C preferred stock (1,994,644 shares)		6/7/2010	547	2,586	$1.30	(16)
		Series C preferred stock (517,942 shares)		6/7/2010	142	672	$1.30	(16)
		Common stock (16 shares)		6/7/2010	—	—	$—	(16)
		Common stock (4 shares)		6/7/2010	—	—	$—	(16)

JTC Education Holdings, Inc.	Postsecondary school operator	Senior secured loan ($20,250 par due 12/2014)	12.50% (Libor + 9.50%/M)	12/31/2009	20,250	20,250	$1.00	(14)(16)
		Senior secured loan ($11,000 par due 12/2014)	12.50% (Libor + 9.50%/M)	12/31/2009	11,000	11,000	$1.00	(3)(14)(16)

R3 Education, Inc. (formerly known as Equinox EIC Partners, LLC and MUA Management Company) and EIC Acquisitions Corp. (8)	Medical school operator	Senior secured loan ($7,275 par due 4/2013)	9.00% (Libor + 6.00%/M)	4/3/2007	7,275	10,802	$1.48	(3)(14)
		Senior secured loan ($10,113 par due 4/2013)	9.00% (Libor + 6.00%/Q)	9/21/2007	10,113	15,016	$1.48	(14)(16)
		Senior secured loan ($4,000 par due 4/2013)	9.00% (Libor + 6.00%/Q)	9/21/2007	4,000	5,939	$1.48	(3)(14)(16)
		Senior secured loan ($5,371 par due 4/2013)	13.00% PIK	12/8/2009	1,742	7,975	$1.48	(4)(16)
		Preferred stock (8,800 shares)		7/30/2008	2,200	1,100	$125.00	(16)
		Warrants to purchase up to 27,890 shares		12/8/2009	—	—	$—
		Common membership interest (26.27% interest)		9/21/2007	15,800	20,196		(16)
					204,825	237,179			8.74%

Beverage, Food and Tobacco

Apple & Eve, LLC and US Juice Partners, LLC(6)	Juice manufacturer	Senior secured loan ($14,242 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	14,242	14,242	$1.00	(14)(16)
		Senior secured loan ($14,985 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	14,985	14,985	$1.00	(3)(14)(16)
		Senior units (50,000 units)		10/5/2007	5,000	5,500	$110.00

Border Foods, Inc.	Mexican ingredient and food product manufacturer	Senior secured loan ($4,250 par due 3/2012)	9.00% (Base Rate + 4.00%/M)	4/1/2010	4,250	4,250	$1.00	(3)(14)
		Senior secured loan ($29,876 par due 3/2012)	13.50%	4/1/2010	29,876	29,876	$1.00	(16)
		Preferred stock (100,000 shares)		4/1/2010	21,346	21,808	$218.08	(16)
		Common stock (148,838 shares)		4/1/2010	13,472	5,942	$39.92	(16)
		Common stock (87,707 shares)		4/1/2010	—	3,502	$39.92	(16)
		Common stock (23,922 shares)		4/1/2010	—	955	$39.92	(16)

Bumble Bee Foods, LLC and BB Co-Invest LP	Canned seafood manufacturer	Common stock (4,000 shares)		11/18/2008	4,000	8,480	$2,120.00	(16)

Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated loan ($6,272 par due 2/2013)	13.00% PIK	2/6/2008	6,272	6,272	$1.00	(4)(16)
		Preferred stock (6,258 shares)		9/1/2006	2,500	1,725	$275.64	(16)

Distant Lands Trading Co.	Provider of premium coffee and coffee beans	Senior secured revolving loan ($10,000 par due 11/2011)	8.25% (Base Rate + 5.00%/Q)	4/1/2010	9,829	9,500	$0.95	(16)

							Fair		Percentage
				Acquisition	Amortized	Fair	Value		of Net
Company(1)	Industry	Investment	Interest(5)(10)	Date	Cost	Value	Per Unit		Assets
		Senior secured loan ($43,581 par due 11/2011)	13.00%	4/1/2010	42,831	41,402	$0.95	(16)
		Common stock (1,294 shares)		4/1/2010	980	353	$272.80	(16)
		Common stock (2,157 shares)		4/1/2010	—	588	$272.60	(16)

Hot Stuff Foods, LLC	Food service to convenience stores	Senior secured loan ($38,377 par due 2/2012)	3.85% (Libor + 3.50%/M)	4/1/2010	38,377	38,377	$1.00	(16)
		Junior secured loan ($31,320 par due 8/2012)		4/1/2010	24,581	25,423	$0.81	(13)(16)
		Senior subordinated loan ($31,532 par due 2/2013)		4/1/2010	—	—	$—	(13)
		Subordinated loan ($20,841 par due 2/2013)		4/1/2010	—	—	$—	(13)
		Common stock (25,001 shares)		4/1/2010	—	—	$—
		Common stock (1,122,452 shares)		4/1/2010	—	—	$—
					232,541	233,180			8.60%

Consumer Products-Durable

Bushnell, Inc.	Sports optics manufacturer	Senior subordinated loan ($41,325 par due 2/2014)	6.79% (Libor + 6.50%/Q)	4/1/2010	29,493	28,928	$0.70	(16)

Carlisle Wide Plank Floors, Inc.	Hardwood floor manufacturer	Senior secured loan ($1,675 par due 6/2011)	12.00% Cash, 2.00% PIK	4/1/2010	1,538	1,508	$0.90	(4)(16)
		Member interest (3.80% interest)		4/1/2010	—	—
		Common stock (345,056 shares)		4/1/2010	—	—

Direct Buy Holdings, Inc. and Direct Buy Investors, LP(6)	Membership-based buying club franchisor and operator	Senior secured loan ($2,121 par due 11/2012)	7.75% (Libor + 6.00%/M)	12/14/2007	2,064	2,015	$0.95	(2)(14)
		Senior subordinated loan ($79,999 par due 5/2013)	12.00% Cash, 4.00% PIK	4/1/2010	75,723	75,999	$0.95	(4)(16)
		Limited partnership interest		4/1/2010	3,112	3,054		(16)
		Partnership interests (19.31% interest)		11/30/2007	10,000	4,000		(16)

The Step2 Company, LLC	Manufacturer of plastic childrens and home products	Senior secured loan ($94,359 par due 4/2012)	12.00% Cash, 1.00% PIK	4/1/2010	89,307	85,856	$0.91	(4)(16)
		Common equity interest		4/1/2010	—	—	$—
		Preferred equity interest		4/1/2010	24	—	$—	(16)
					211,261	201,360			7.42%

Consumer Products-Non-durable

Blacksmith Brands Holdings, Inc. and Blacksmith Brands, Inc.	Consumer products and personal care manufacturer	Senior secured loan ($22,229 par due 12/2014)	12.50% (Base Rate + 8.50%/Q)	10/23/2009	22,229	22,229	$1.00	(14)(16)

Gilchrist & Soames, Inc.	Personal care manufacturer	Senior subordinated loan ($23,519 par due 10/2013)	13.44%	4/1/2010	22,632	22,814	$0.97	(16)

Ideal Snacks Corporation	Snacks manufacturer	Senior secured revolving loan ($1,053 par due 6/2011)	8.50% (Base Rate + 4.00%/M)	4/1/2010	1,053	1,000	$0.95	(14)(16)

Insight Pharmaceuticals Corporation	Marketer of OTC pharmaceuticals	Senior subordinated loan ($54,994 par due 9/2012)	13.00% Cash, 2.00% PIK	4/1/2010	54,994	54,994	$1.00	(4)(16)
		Common stock (155,000 shares)		4/1/2010	12,070	10,244	$66.09	(16)

Making Memories Wholesale, Inc.(7)	Scrapbooking branded products manufacturer	Senior secured loan ($9,625 par due 8/2014)	10.00% (Base Rate + 5.50%/Q)	8/21/2009	7,670	9,625	$1.00	(14)(16)
		Senior secured loan ($5,334 par due 8/2014)	7.50% Cash, 7.50% PIK	8/21/2009	4,137	267	$0.05	(4)(16)
		Senior secured revolving loan ($500 par due 8/2014)	10.00% (Libor + 6.50%/Q)	8/21/2009	500	500	$1.00	(14)(16)
		Common stock (100 shares)		8/21/2009	—	—	$—

The Thymes, LLC(7)	Cosmetic products manufacturer	Preferred stock (6,283 shares)	8.00% PIK	6/21/2007	7,061	6,355	$1,011.53	(4)
		Common stock (5,400 shares)		6/21/2007	—	—	$—

Woodstream Corporation	Pet products manufacturer	Senior subordinated loan ($4,743 par due 2/2015)	12.00%	1/22/2010	4,307	4,411	$0.93	(16)
		Senior subordinated loan ($50,257 par due 2/2015)	12.00%	1/22/2010	43,243	46,739	$0.93	(16)
		Common units (4,254 units)		1/22/2010	1,222	2,310	$543.03	(16)
					181,118	181,488			6.69%

							Fair		Percentage
				Acquisition	Amortized	Fair	Value		of Net
Company(1)	Industry	Investment	Interest(5)(10)	Date	Cost	Value	Per Unit		Assets
Services-Other

Diversified Collection Services, Inc.	Collections and default prevention services	Senior secured loan ($7,000 par due 3/2012)	7.50% (Libor + 5.50%/Q)	4/1/2010	7,000	7,000	$1.00	(14)(16)
		Senior secured loan ($36,000 par due 9/2012)	13.75% (Libor + 11.75%/Q)	4/1/2010	36,000	36,000	$1.00	(14)(16)
		Preferred stock (14,927 shares)		5/18/2006	169	279	$18.69	(16)
		Common stock (114,004 shares)		2/2/2005	295	552	$4.84	(16)
		Common stock (478,816 shares)		4/1/2010	1,478	1,645	$3.44	(16)

Driven Brands, Inc.	Franchisor of car care services	Senior secured loan ($3,982 par due 10/2014)	7.00% (Base Rate + 3.75%/M)	4/1/2010	3,866	3,982	$1.00	(3)
		Common stock (3,772,098 shares)		4/1/2010	4,939	5,250	$1.39

Growing Family, Inc. and GFH Holdings, LLC (6)	Photography services	Senior secured revolving loan ($133 par due 8/2011)	9.00% (Libor + 6.00%/Q)	3/16/2007	131	59	$0.44	(14)(16)
		Senior secured revolving loan ($2,252 par due 8/2011)	9.00% (Libor + 6.00%/Q)	3/16/2007	2,231	1,007	$0.44	(14)(16)
		Senior secured loan ($6,498 par due 3/2013)	9.00% (Libor + 6.00%/Q)	3/16/2007	6,471	2,901	$0.45	(14)(16)
		Senior secured loan ($383 par due 3/2013)	9.00% (Libor + 6.00%/Q)	3/16/2007	359	161	$0.42	(14)(16)
		Preferred stock (8,750 shares)		3/16/2007	—	—	$—
		Common stock (552,430 shares)		3/16/2007	872	—	$—
		Warrants to purchase up to 11,313,678 Class B units		3/16/2007	—	—	$—

NPA Acquisition, LLC	Powersport vehicle auction operator	Junior secured loan ($7,286 par due 2/2013)	7.10% (Libor + 6.75%/M)	8/23/2006	7,286	7,286	$1.00	(3)
		Common units (1,709 units)		8/23/2006	1,000	3,000	$1,755.41

PODS Funding Corp.	Storage and warehousing	Senior subordinated loan ($25,125 par due 6/2015)	15.00%	12/23/2009	25,125	25,125	$1.00	(16)
		Senior subordinated loan ($6,500 par due 12/2015)	16.64% PIK	12/23/2009	5,150	5,980	$0.92	(4)(16)

United Road Towing, Inc.	Towing company	Junior secured loan ($18,729 par due 1/2014)	16.25% (Libor + 8.25%/Q), 14.75% Cash, 1.50% PIK	4/1/2010	18,464	18,729	$1.00	(4)(14)(16)
		Warrants		4/1/2010	—	—	$—

Web Services Company, LLC	Laundry service and equipment provider	Senior secured loan ($4,913 par due 8/2014)	7.00% (Base Rate + 3.75%/Q)	6/15/2009	4,660	4,913	$1.00	(3)
		Senior subordinated loan ($13,392 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	13,392	13,392	$1.00	(4)(16)
		Senior subordinated loan ($26,129 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	26,129	26,129	$1.00	(2)(4)(16)
					165,017	163,390			6.02%

Retail

Apogee Retail, LLC	For-profit thrift retailer	Senior secured loan ($25,978 par due 3/2012)	5.60% (Libor + 5.25%/M)	3/27/2007	25,968	25,458	$0.98	(2)
		Senior secured loan ($11,367 par due 3/2012)	5.60% (Libor + 5.25%/M)	3/27/2007	11,362	11,140	$0.98	(3)
		Senior secured loan ($2,954 par due 3/2012)	5.60% (Libor + 5.25%/M)	3/27/2007	2,954	2,895	$0.98	(2)
		Senior secured loan ($3,352 par due 9/2012)	12.00% Cash, 4.00% PIK	5/28/2008	3,352	3,352	$1.00	(4)(16)
		Senior secured loan ($11,293 par due 9/2012)	12.00% Cash, 4.00% PIK	5/28/2008	11,293	11,293	$1.00	(4)(16)

Fulton Holding Corp and FHC Holdings, LLC	Airport restaurant operator	Senior secured loan ($40,000 par due 5/2016)	12.50%	5/28/2010	40,000	40,000	$1.00	(2)
		Common stock (19,672 shares)		5/27/2010	1,967	1,967	$100.00	(16)

Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Common stock (1,170,182 shares)		8/8/2006	4,500	6,520	$5.57	(16)

Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($30 par due 9/2012)	6.50% (Base Rate + 2.25%), 5.50% Cash, 1.00% PIK	9/28/2006	29	28	$0.95	(3)(4)(14)
		Senior secured loan ($3,626 par due 9/2012)	6.50% (Base Rate + 2.25%), 5.50% Cash, 1.00% PIK	9/28/2006	3,623	3,445	$0.95	(3)(4)(14)
		Senior secured loan ($210 par due 9/2012)	6.50% (Base Rate + 2.25%), 5.50% Cash, 1.00% PIK	9/28/2006	210	200	$0.95	(4)(14)(16)
		Senior secured loan ($54 par due 9/2012)	6.50% (Base Rate + 2.25%), 5.50% Cash, 1.00% PIK	9/28/2006	54	51	$0.95	(3)(4)(14)(16)

							Fair		Percentage
				Acquisition	Amortized	Fair	Value		of Net
Company(1)	Industry	Investment	Interest(5)(10)	Date	Cost	Value	Per Unit		Assets
		Senior secured loan ($28,402 par due 9/2012)	6.50% (Base Rate + 2.25%), 5.50% Cash, 1.00% PIK	9/28/2006	28,379	26,982	$0.95	(4)(14)(16)
		Senior secured loan ($7,303 par due 9/2012)	6.50% (Base Rate + 2.25%), 5.50% Cash, 1.00% PIK	9/28/2006	7,297	6,938	$0.95	(3)(4)(14)(16)
		Preferred stock (73 shares)		3/19/2009	—	497	$6,795.19	(16)
		Preferred stock (80 shares)		9/28/2006	1,800	543	$6,787.50	(16)
		Common stock (800 shares)		9/28/2006	200	—	$—
		Warrants to purchase up to 859 shares of preferred stock		3/19/2009	—	—	$—
					142,988	141,309			5.21%

Manufacturing

Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($536 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/16/2006	536	536	$1.00	(3)(14)
		Senior secured loan ($8,392 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/16/2006	8,392	8,392	$1.00	(3)(14)
		Senior secured loan ($313 par due 5/2011)	8.50% (Base Rate + 3.50%/M)	5/16/2006	313	313	$1.00	(3)(14)
		Senior secured loan ($1,604 par due 5/2011)	10.00% (Libor + 6.00%/M)	5/16/2006	1,604	1,604	$1.00	(3)(14)
		Senior secured loan ($5,012 par due 5/2011)	13.00% Cash, 3.00% PIK	5/16/2006	5,012	5,012	$1.00	(2)(4)

Jakel, Inc.	Electric motor manufacturer	Senior subordinated loan ($748 par due 3/2011)		4/1/2010	—	—	$—	(13)

Reflexite Corporation (7)	Developer and manufacturer of high-visibility reflective products	Senior subordinated loan ($6,154 par due 11/2014)	20.00% (Base Rate + 9.00% Cash, 7.50% PIK)	2/26/2008	6,154	6,154	$1.00	(4)(14)(16)
		Senior subordinated loan ($11,251 par due 11/2014)	20.00% (Base Rate + 9.00% Cash, 7.50% PIK)	2/26/2008	11,251	11,251	$1.00	(3)(4)(14)(16)
		Common stock (1,821,860 shares)		3/28/2006	27,435	24,595	$13.50	(16)
							$100.00
Saw Mill PCG Partners LLC	Precision components manufacturer	Common units (1,000 units)		2/2/2007	1,000	—	$—

Tappan Wire & Cable Inc.	Manufacturer and distributor of cable	Senior secured loan ($22,183 par due 8/2014)		4/1/2010	10,351	9,786	$0.44	(13)(16)
		Common stock (12,940 shares)		4/1/2010	—	—	$—
		Warrants		4/1/2010	—	—	$—

Universal Environmental Services, LLC (5)	Used oil recycling	Preferred member interest (15.00%)		4/1/2010	—	—	$—

UL Holding Co., LLC	Petroleum product manufacturer	Junior secured loan ($2,978 par due 12/2012)	12.50% Cash, 2.00% PIK	2/13/2009	2,978	2,829	$0.95	(2)(4)
		Junior secured loan ($993 par due 12/2012)	12.50% Cash, 2.00% PIK	2/13/2009	993	943	$0.95	(3)(4)
		Junior secured loan ($2,130 par due 12/2012)	12.50% Cash, 2.00% PIK	2/13/2009	2,130	2,023	$0.95	(4)(16)
		Junior secured loan ($848 par due 12/2012)	12.50% Cash, 2.00% PIK	2/13/2009	848	806	$0.95	(3)(4)(16)
		Junior secured loan ($2,119 par due 12/2012)	9.72% (Libor + 9.38%/Q)	2/13/2009	2,119	2,013	$0.95	(16)
		Junior secured loan ($844 par due 12/2012)	9.72% (Libor + 9.38%/Q)	2/13/2009	844	801	$0.95	(3)(16)
		Junior secured loan ($10,863 par due 12/2012)	9.75% (Libor + 9.38%/Q)	2/13/2009	10,863	10,320	$0.95	(3)
		Common units (50,000 units)		4/25/2008	500	250	$5.00	(16)
		Common units (50,000 units)		4/25/2008	—	250	$5.00	(16)

Universal Trailer Corporation(6)	Livestock and specialty trailer manufacturer	Common stock (74,920 shares)		10/8/2004	7,930	—	$—
					101,253	87,878			3.24%

Computers and Electronics

Network Hardware Resale, Inc.	Networking equipment resale provider	Senior subordinated loan ($12,980 par due 12/2011)	12.00%	4/1/2010	12,980	12,980	$1.00	(16)
		Convertible subordinated loan ($17,518 par due 12/2015)	9.75%	4/1/2010	17,561	19,441	$1.11	(16)

TZ Merger Sub, Inc.	Computers and Electronics	Senior secured loan ($4,678 par due 8/2015)	7.50% (Libor + 4.50%/Q)	6/15/2009	4,589	4,678	$1.00	(3)(14)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
X-rite, Incorporated	Artwork software manufacturer	Junior secured loan ($3,074 par due 7/2013)	14.38% (Libor + 11.38%/Q)	7/6/2006	3,074	3,074	$1.00	(14)(16)
		Junior secured loan ($7,685 par due 7/2013)	14.38% (Libor + 11.38%/Q)	7/6/2006	7,685	7,685	$1.00	(3)(14)(16)
		Junior secured loan ($42 par due 7/2013)	14.38% (Base Rate + 10.38%/Q)	7/6/2006	42	42	$1.00	(14)(16)
		Junior secured loan ($105 par due 7/2013)	14.38% (Base Rate + 10.38%/Q)	7/6/2006	105	105	$1.00	(3)(14)(16)
					46,036	48,005			1.77%

Industrial Products

Component Hardware Group, Inc.	Commercial equipment manufacturer	Senior subordinated loan ($18,992 par due 1/2013)		4/1/2010	8,321	13,874	$0.73	(13)

Havco Wood Products LLC	Hardwood flooring products manufacturer	Member interest (4.50% interest)		4/1/2010	—	173

NetShape Technologies, Inc.	Metal precision engineered components manufacturer	Senior secured revolving loan ($843 par due 2/2013)	4.19% (Libor + 3.75%/B)	4/1/2010	452	454	$0.75	(16)
		Senior secured revolving loan ($130 par due 2/2013)	4.13% (Libor + 3.75%/M)	4/1/2010	69	70	$0.76	(16)

STS Operating, Inc.	Hydraulic systems equipment and supplies provider	Senior subordinated loan ($30,386 par due 1/2013)	11.00%	4/1/2010	29,264	29,778	$0.98	(16)
					38,106	44,349			1.64%

Telecommunications

American Broadband Communications, LLC and American Broadband Holding Company	Broadband communication services	Senior subordinated loan ($32,538 par due 11/2014)	16.00% (12.00% Cash, 4.00% PIK/Q)	2/8/2008	32,538	32,538	$1.00	(2)
		Senior subordinated loan ($10,248 par due 11/2014)	16.00% (12.00% Cash, 4.00% PIK/Q)	11/7/2007	10,248	10,248	$1.00	(4)(16)
		Warrants to purchase up to 170 shares		11/7/2007	—	910	$5,352.94	(16)

Startec Equity, LLC	Communication services	Member interest		4/1/2010	—	—
					42,786	43,696			1.61%

Commercial Real Estate Finance

American Commercial Coatings		Commercial mortgage loan ($2,000 par due 12/2025)		4/1/2010	2,000	2,000	$1.00	(13)

Aquila Binks Forest Development,LLC		Commercial mortgage loan ($12,332 par due 6/2011)	2.50%	4/1/2010	10,755	7,933	$0.64	(16)
		Real estate equity interests		4/1/2010	—	—

Cleveland East Equity LLC		Real estate equity interests		4/1/2010	1,026	710

Commons R-3, LLC		Real estate equity interests		4/1/2010	—	—

DI Safford, LLC		Commercial mortgage loan ($5,311 par due 5/2032)		4/1/2010	2,757	2,750	$0.52	(13)(16)

Galley Equities, LLC		Commercial mortgage loan ($220 par due 1/2015)		4/1/2010	—	—	$—	(13)

Holiday Inn West Chester		Real estate owned		4/1/2010	3,513	4,000

MGP Park Place Equity, LLC		Commercial mortgage loan ($6,500 par due 5/2011)		4/1/2010	650	488	$0.08	(13)

Allied Capital REIT, Inc.		Real estate equity interests		4/1/2010	165	364

MJ Ocala Hotel Associates, Ltd		Commercial mortgage loan ($595 par due 5/2011)	7.60%	4/1/2010	595	569	$0.96	(16)

NPH, Inc		Real estate equity interests		4/1/2010	5,291	6,626

Van Ness Hotel, Inc.		Commercial mortgage loan ($13,702 par due 12/2011)	5.50%	4/1/2010	13,702	13,702	$1.00	(16)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Commercial mortgage loan ($3,750 par due 8/2013)		4/1/2010	1,027	278	$0.07	(13)(16)
		Real estate equity interests		4/1/2010	—	—
					41,481	39,420			1.45%

Environmental Services

AWTP, LLC	Water treatment services	Junior secured loan ($4,755 par due 12/2012)		12/23/2005	4,755	1,664	$0.35	(13)(16)
		Junior secured loan ($2,086 par due 12/2012)		12/23/2005	2,086	730	$0.35	(3)(13)(16)
		Junior secured loan ($4,755 par due 12/2012)		12/23/2005	4,755	1,664	$0.35	(13)(16)
		Junior secured loan ($2,086 par due 12/2012)		12/23/2005	2,086	730	$0.35	(3)(13)(16)

Mactec, Inc.	Engineering and environmental services	Class B-4 stock (16 shares)		11/3/2004	—	—	$—	(16)
		Class C stock (5,556 shares)		11/3/2004	—	150	$27.00	(16)

Sigma International Group, Inc.	Water treatment parts manufacturer	Junior secured loan ($1,833 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	1,833	1,283	$0.70	(14)(16)
		Junior secured loan ($917 par due 10/2013)	16.00% (Libor + 8.00%/Q)	11/6/2007	917	642	$0.70	(14)(16)
		Junior secured loan ($2,778 par due 10/2013)	16.00% (Libor + 8.00%/Q)	11/1/2007	2,778	1,944	$0.70	(14)(16)
		Junior secured loan ($4,000 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	4,000	2,800	$0.70	(3)(14)(16)
		Junior secured loan ($2,000 par due 10/2013)	16.00% (Libor + 8.00%/Q)	11/6/2007	2,000	1,400	$0.70	(3)(14)(16)
		Junior secured loan ($6,060 par due 10/2013)	16.00% (Libor + 8.00%/Q)	11/1/2007	6,060	4,242	$0.70	(3)(14)(16)

Waste Pro USA, Inc.	Waste management services	Preferred Class A common stock (611,615 shares)		11/9/2006	12,263	15,022	$24.56	(16)

Wastequip, Inc.(6)	Waste management equipment manufacturer	Senior subordinated loan ($13,121 par due 2/2015)		2/5/2007	13,030	1,312	$0.10	(13)(16)
		Common stock (13,889 shares)		2/2/2007	1,389	—	$—
					57,952	33,583			1.24%

Printing, Publishing and Media

Canon Communications LLC	Print publications services	Junior secured loan ($12,094 par due 11/2011)	13.75% (Libor + 8.75% Cash, 2.00% PIK/Q)	5/25/2005	12,083	10,884	$0.90	(2)(4)(14)
		Junior secured loan ($12,325 par due 11/2011)	13.75% (Libor + 8.75% Cash, 2.00% PIK/Q)	5/25/2005	12,314	11,092	$0.90	(3)(4)(14)

EarthColor, Inc.	Full service commercial printer	Common stock (89,435 shares)		4/1/2010	—	—	$—

LVCG Holdings LLC(7)	Commercial printer	Membership interests (56.53% interest)		10/12/2007	6,600	132

National Print Group, Inc.	Printing management services	Senior secured revolving loan ($1,141 par due 10/2012)	9.00% (Libor + 6.00%/S)	3/2/2006	1,141	628	$—	(14)(16)
		Senior secured revolving loan ($964 par due 10/2012)	9.00% (Base Rate + 5.00%/M)	3/2/2006	964	530	$0.55	(14)(16)
		Senior secured loan ($7,455 par due 10/2012)	16.00% (Libor + 13.00%/Q), 9.00% Cash, 7.00% PIK	3/2/2006	7,165	4,100	$0.55	(3)(4)(14)
		Senior secured loan ($493 par due 10/2012)	16.00% (Libor + 12.00%/Q), 9.00% Cash, 7.00% PIK	3/2/2006	474	271	$0.55	(3)(4)(14)
		Preferred stock (9,344 shares)		3/2/2006	2,000	—	$54.93

The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (29,969 shares)		9/29/2006	2,997	3,872	$129.20	(16)
		Common stock (15,393 shares)		9/29/2006	3	4	$0.26	(16)
					45,741	31,513			1.16%

Aerospace and Defense

AP Global Holdings, Inc.	Safety and security equipment manufacturer	Senior secured loan ($6,274 par due 10/2013)	4.85% (Libor + 4.50%/M)	11/18/2007	6,210	6,212	$0.99	(3)

ILC Industries, Inc.	Industrial products provider	Junior secured loan ($12,000 par due 6/2014)	11.50%	6/27/2006	12,000	12,000	$1.00	(3)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Thermal Solutions LLC and TSI Group, Inc.	Thermal management and electronics packaging manufacturer	Senior secured loan ($221 par due 3/2011)	6.00% (Libor + 4.75%/M)	3/28/2005	221	216	$0.98	(3)(16)
		Senior secured loan ($2,716 par due 3/2012)	6.50% (Libor + 5.25%/M)	3/28/2005	2,716	2,580	$0.95	(3)(16)
		Senior subordinated loan ($2,194 par due 3/2013)	11.50% Cash, 2.75% PIK	3/28/2005	2,192	1,997	$0.91	(4)(16)
		Senior subordinated loan ($3,465 par due 3/2013)	11.50% Cash, 2.75% PIK	3/28/2005	3,461	3,153	$0.91	(4)(16)
		Senior subordinated loan ($2,781 par due 3/2013)	11.50% Cash, 2.50% PIK	3/21/2006	2,778	2,531	$0.91	(4)(16)
		Preferred stock (71,552 shares)		3/28/2005	716	308	$4.30	(16)
		Common stock (1,460,246 shares)		3/28/2005	15	—	$—

Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)		1/17/2008	96	1	$1.29	(16)
		Common stock (1,616,976 shares)		1/17/2008	2,004	1,329	$0.82	(16)
					32,409	30,327			1.12%

Containers-Packaging

Industrial Container Services, LLC(6)	Industrial container manufacturer, reconditioner and servicer	Senior secured loan ($3,284 par due 9/2011)	4.35% (Libor + 4.00%/M)	6/21/2006	3,284	3,284	$1.00	(3)
		Senior secured loan ($214 par due 9/2011)	4.35% (Libor + 4.00%/M)	6/21/2006	214	214	$1.00	(2)
		Senior secured loan ($3,694 par due 9/2011)	4.31% (Libor + 4.00%/Q)	6/21/2006	3,694	3,694	$1.00	(3)
		Senior secured loan ($241 par due 9/2011)	4.31% (Libor + 4.00%/Q)	6/21/2006	241	241	$1.00	(2)
		Senior secured loan ($821 par due 9/2011)	4.54% (Libor + 4.00%/Q)	6/21/2006	821	821	$1.00	(3)
		Senior secured loan ($54 par due 9/2011)	4.54% (Libor + 4.00%/Q)	6/21/2006	54	54	$1.00	(2)
		Senior secured loan ($63 par due 9/2011)	5.75% (Base Rate + 2.50%/Q)	6/21/2006	63	63	$1.00	(2)
		Senior secured loan ($965 par due 9/2011)	5.75% (Base Rate + 2.50%/Q)	6/21/2006	965	965	$1.00	(3)
		Common stock (1,800,000 shares)		9/29/2005	1,800	11,556	$6.42	(16)
					11,136	20,892			0.77%

Health Clubs

Athletic Club Holdings, Inc.	Premier health club operator	Senior secured loan ($7,250 par due 10/2013)	4.85% (Libor + 4.50%/M)	10/11/2007	7,250	6,380	$0.88	(2)(12)
		Senior secured loan ($11,500 par due 10/2013)	4.85% (Libor + 4.50%/M)	10/11/2007	11,500	10,120	$0.88	(3)(12)
					18,750	16,500			0.61%

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Oil and Gas

Geotrace Technologies, Inc.	Oil and gas reservoir analysis provider	Common stock warrants		4/1/2010	54	—	$—	(16)
		Common stock warrants		4/1/2010	33	—	$—	(16)
		Preferred stock warrants		4/1/2010	1,738	1,432	$1.52	(16)
		Preferred stock warrants		4/1/2010	1,067	879	$1.52	(16)

IAT Equity, LLC and Affiliates d/b/a Industrial Air Tool	Industrial products distributor	Senior subordinated loan ($6,000 par due 6/2014)	9.00%	4/1/2010	6,000	6,000	$1.00
		Member interest (50.00% interest)		4/1/2010	7,419	7,504		(16)
					16,311	15,815			0.58%

Hotels, Motels, Inns & Gaming

Crescent Equity Corporation(18)	Hotel management services and hotels	Senior subordinated loan ($433 par due 6/2010)		4/1/2010	433	433	$1.00	(13)(16)
		Senior subordinated loan ($4,124 par due 1/2012)		4/1/2010	1,475	896	$0.22	(13)(16)
		Senior subordinated loan ($4,348 par due 6/2017)		4/1/2010	1,482	944	$0.22	(13)(16)
		Senior subordinated loan ($2,722 par due 6/2017)		4/1/2010	928	591	$0.22	(13)(16)
		Senior subordinated loan ($5,974 par due 9/2012)		4/1/2010	2,051	1,297	$0.22	(13)(16)
		Senior subordinated loan ($263 par due 3/2013)		4/1/2010	263	57	$0.22	(13)(16)
		Senior subordinated loan ($2,112 par due 9/2011)		4/1/2010	—	—	$—	(13)
		Senior subordinated loan ($3,078 par due 1/2012)		4/1/2010	—	—	$—	(13)
		Senior subordinated loan ($2,926 par due 6/2017)		4/1/2010	—	—	$—	(13)
		Senior subordinated loan ($2,050 par due 6/2017)		4/1/2010	—	—	$—	(13)
		Senior subordinated loan ($4,826 par due 9/2012)		4/1/2010	—	—	$—	(13)
		Preferred equity interest (51.00% interest)		4/1/2010	—	—	$—
		Preferred equity interest (12.83% interest)		4/1/2010	—	—	$—
		Member interest (93.35% interest)		4/1/2010	—	—	$—
		Member interest (85.40% interest)		4/1/2010	—	—	$—
		Member interest (90.00% interest)		4/1/2010	—	—	$—
		Member interest (72.64% interest)		4/1/2010	—	—	$—
		Member interest (84.60% interest)		4/1/2010	—	—	$—
		Common equity interest (100.00% interest)		4/1/2010	20	—	$—
		Common stock (146 shares)		4/1/2010	—	—	$—
		Common stock (2 shares)		4/1/2010	—	—	$—
		Common stock (5 shares)		4/1/2010	—	—	$—
		Common stock (21 shares)		4/1/2010	—	—	$—
					6,652	4,218			0.16%

Housing

HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,956 par due 3/2011)		10/8/2004	8,990	179	$0.02	(13)(16)
		Warrants to purchase up to 4,464 shares		10/8/2004	653	—	$—
		Common stock (2,743 shares)		10/8/2004	753	—	$—
					10,396	179			0.01%
					$3,875,476	$3,794,020

(1)           Other than our investments in AGILE Fund I, LLC, Allied Capital REIT, Inc., AllBridge Financial, LLC, Avborne, Inc., Aviation Properties Corporation, Border Foods, Inc., Callidus Capital Corporation, Ciena Capital LLC, Citipostal, Inc., Coverall North America, Inc., Crescent Equity Corp., Direct Capital Corporation, EarthColor, Inc., Financial Pacific Company, HCI Equity, LLC, HCP Acquisition Holdings, LLC, Hot Light Brands, Inc., Hot Stuff Foods, LLC, Huddle House Inc., IAT Equity, LLC, Ivy Hill Asset Management, L.P., Ivy Hill Middle Market Credit Fund, Ltd., Jakel, Inc., Knightsbridge CLO 2007-1 Ltd., Knightsbridge CLO 2008-1 Ltd., LVCG Holdings, LLC, Making Memories Wholesale, Inc., MVL Group, Inc, PENN Detroit Diesel Allison LLC, Reflexite Corporation, Senior Secured Loan Fund LLC, Stag-Parkway, Inc, Startec Equity, LLC and The Thymes, LLC, we do not “Control” any of our portfolio companies, as defined in the Investment Company Act. In general, under the Investment Company Act, we would “Control” a portfolio company if we owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. All of our portfolio company investments are subject to legal restrictions on sales which as of June 30, 2010 represented 140% of the Company’s net assets.

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

(5)           Investments without an interest rate are non-income producing at June 30, 2010.

(6)           As defined in the Investment Company Act, we are an “Affiliated Person” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the six months ended June 30, 2010 in which the issuer was an Affiliated company (but not a portfolio company that we “Control”) are as follows (in thousands):

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
10th Street LLC	$23,171	$—	$—	$732	$—	$—	$—	$—	$12
Air Medical Group	$27,410	$4,515	$—	$50	$—	$—	$6	$—	$4,783
Apple & Eve, LLC and US Juice Partners, LLC	$—	$4,857	$2,816	$1,948	$—	$—	$21	$—	$500
BB&T Capital	$13,943	$570	$—	$—	$—	$—	$—	$—	$1,413
Carador, PLC	$—	$—	$—	$—	$—	$191	$—	$—	$1,493
Campus Management Corp. and Campus Management Acquisition Corp.	$—	$—	$—	$3,228	$—	$—	$8	$—	$3,974
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC	$—	$—	$—	$297	$—	$—	$—	$—	$657
Direct Buy Holdings, Inc. and Direct Buy Investors LP	$78,350	$—	$—	$3,495	$—	$—	$—	$—	$1,114
Driven Brands, Inc.	$103,157	$17	$96,643	$1,799	$—	$—	$—	$842	$431
DSI Renal, Inc.	$1,505	$5,252	$7,991	$3,272	$—	$—	$11	$3,083	$1,052
Firstlight Financial Corporation	$—	$—	$—	$295	$—	$—	$188	$—	$(6,795)
Growing Family, Inc. and GFH Holdings, LLC	$—	$—	$—	$772	$—	$—	$(1)	$(7,659)	$9,155
Imperial Capital Group, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$284
Industrial Container Services, LLC	$—	$5,097	$—	$247	$—	$—	$84	$—	$3,844
InSight Pharmaceuticals Corporation	$66,791	$—	$—	$2,062	$—	$—	$—	$—	$(1,826)
Investor Group Services, LLC	$100	$100	$—	$172	$—	$—	$12	$—	$—
Multi-Ad Services, Inc.	$2,666	$8	$—	$53	$—	$—	$6	$—	$498
Pillar Holdings LLC and PHL Holding Co.	$—	$3,925	$—	$1,158	$—	$—	$17	$—	$1,375
Primis Marketing Group, Inc. and Primis Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(409)
Regency Equity Corp.	$2,007	$—	$—	$—	$—	$—	$—	$—	$(129)
Service Champ, Inc.	$28,463	$26,585	$28,463	$208	$—	$—	$75	$—	$—
Soteria Imaging Services, LLC	$4,080	$—	$—	$206	$—	$—	$—	$—	$(10)
VSS-Tranzact Holdings, LLC	$204	$—	$—	$—	$—	$—	$—	$—	$(1,673)
Universal Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
Universal Trailer Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
Wastequip, Inc.	$—	$—	$—	$—	$—	$—	$281	$—	$(656)

(7)           As defined in the Investment Company Act, we are an “Affiliated Person” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). In addition, as defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the six months ended June 30, 2010 in which the issuer was both an Affiliated company and a portfolio company that we Control are as follows (in thousands):

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
AGILE Fund I, LLC	$264	$—	$—	$—	$—	$—	$—	$—	$—
Allied Capital REIT, Inc.	$765	$600	$—	$—	$—	$—	$—	$—	$199
AllBridge Financial, LLC	$11,370	$—	$—	$—	$—	$—	$29	$—	$718
Avborne, Inc.	$39	$—	$—	$—	$—	$—	$—	$—	$—
Aviation Properties Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
Border Foods, Inc.	$68,944	$—	$—	$1,104	$—	$—	$—	$—	$(2,612)
Callidus Capital Corporation	$20,120	$16,000	$—	$—	$—	$—	$—	$—	$968
Ciena Capital LLC	$84,012	$—	$—	$—	$—	$—	$—	$—	$(1,859)
Citipostal, Inc.	$63,261	$—	$—	$2,131	$—	$—	$89	$—	$10
Coverall North America, Inc.	$40,189	$—	$—	$644	$—	$—	$75	$—	$1,382
Crescent Equity Corp.	$6,653	$—	$—	$160	$—	$—	$—	$216	$(2,434)
Direct Capital Corporation	$10,109	$—	$—	$—	$—	$—	$—	$—	$6
EarthColor, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Financial Pacific Company	$32,800	$—	$—	$2,013	$—	$—	$167	$—	$1,210
HCI Equity, LLC	$808	$—	$—	$—	$—	$—	$—	$—	$105
HCP Acquisition Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$638
Hot Light Brands, Inc.	$6,746	$627	$—	$2	$—	$—	$—	$266	$337
Hot Stuff Foods, LLC	$69,168	$6,210	$—	$408	$—	$—	$25	$—	$842
Huddle House Inc.	$19,607	$—	$—	$734	$—	$—	$188	$—	$(1,671)
IAT Equity, LLC	$13,419	$—	$—	$135	$—	$—	$—	$—	$85
Ivy Hill Asset Management, L.P.	$48,248	$—	$—	$—	$—	$1,796	$—	$—	$8,476
Ivy Hill Middle Market Credit Fund, Ltd.	$—	$—	$330	$3,485	$—	$—	$—	$—	$1,284
Jakel, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Knightsbridge CLO 2007-1 Ltd.	$14,852	$—	$—	$520	$—	$—	$—	$—	$(9,003)
Knightsbridge CLO 2008-1 Ltd.	$36,996	$—	$—	$788	$—	$—	$—	$—	$(4,896)
LVCG Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(198)
Making Memories Wholesale, Inc.	$500	$100	$—	$719	$—	$—	$183	$25	$(465)
MVL Group, Inc	$60,707	$—	$—	$2,088	$—	$—	$—	$—	$411
PENN Detroit Diesel Allison LLC	$20,069	$—	$—	$—	$—	$—	$125	$—	$(2,869)
Reflexite Corporation	$—	$—	$—	$1,699	$—	$—	$61	$—	$—
Senior Secured Loan Fund LLC	$44,667	$15,410	$—	$17,254	$2,657	$—	$1,917	$796	$12,265
Stag-Parkway, Inc	$36,810	$—	$—	$476	$—	$—	$104	$—	$4,487
Startec Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
The Thymes, LLC	$—	$—	$—	$277	$—	$—	$—	$—	$(28)

(8)           Non-U.S. company or principal place of business outside the U.S. and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

(9)           Non-registered investment company.

(10)         A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either Libor or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually (A), semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, we have provided the interest rate in effect at June 30, 2010.

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

(13)         Loan was on non-accrual status as of June 30, 2010.

(14)         Loan includes interest rate floor feature.

(15)         In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.98% on $15.0 million aggregate principal amount of the portfolio company’s senior term debt previously syndicated by us.

(16)         Pledge as collateral for the Revolving Credit Facility.

(17)         In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 5% on $40 million aggregate principal amount of the portfolio company’s senior term debt previously syndicated by us.

(18)                            Crescent Equity Corporation holds investments in Crescent Hotels & Resorts, LLC and affiliates.

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2009

(dollar amounts in thousands, except per unit data)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Healthcare—Services
American Renal Associates, Inc.	Dialysis provider	Senior secured loan ($902 par due 12/2010)	8.50% (Libor + 5.00%/D)	12/14/2005	$902	$902	$1.00	(3)(15)
		Senior secured loan ($10,389 par due 12/2011)	8.50% (Libor + 5.00%/Q)	12/14/2005	10,389	10,389	$1.00	(3)(15)
Capella Healthcare, Inc.	Acute care hospital operator	Junior secured loan ($12,500 par due 2/2016)	13.00%	2/29/2008	12,500	12,500	$1.00
		Junior secured loan ($30,000 par due 2/2016)	13.00%	2/29/2008	30,000	30,000	$1.00	(2)
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC(6)	Healthcare analysis services	Preferred stock (7,427 shares)	14.00% PIK	6/15/2007	8,467	8,043	$950.00	(4)
		Common stock (9,679 shares)		6/15/2007	4,000	8,114	$840.00
		Common stock (1,546 shares)		6/15/2007	—	—	—
DSI Renal, Inc.	Dialysis provider	Senior secured revolving loan ($2 par due 3/2011)	7.25% (Base Rate + 4.00%/M)	4/4/2006	2	2	$0.95
		Senior secured revolving loan ($132 par due 3/2011)	7.25% (Base Rate + 4.00%/M)	4/4/2006	132	126	$0.95
		Senior secured revolving loan ($20 par due 3/2011)	7.25% (Base Rate + 4.00%/M)	4/4/2006	20	19	$0.95
		Senior secured revolving loan ($7,392 par due 3/2011)	7.25% (Base Rate + 4.00%/M)	4/4/2006	7,392	7,022	$0.95
		Senior secured revolving loan ($122 par due 3/2011)	7.25% (Base Rate + 4.00%/M)	4/4/2006	122	116	$0.95
		Senior secured loan ($339 par due 3/2013)	7.25% (Base Rate + 4.00%/Q)	4/4/2006	237	322	$0.95
		Senior secured loan ($44 par due 3/2013)	7.25% (Base Rate + 4.00%/Q)	4/4/2006	31	42	$0.95
		Senior secured loan ($16,960 par due 3/2013)	7.25% (Base Rate + 4.00%/Q)	4/4/2006	12,323	16,112	$0.95
		Senior subordinated loan ($66,552 par due 4/2014)	16.00% PIK	4/4/2006	66,215	63,220	$0.95	(4)
		Senior subordinated loan ($14,285 par due 4/2014)	16.00% PIK	4/4/2006	14,211	13,571	$0.95	(3)(4)
GG Merger Sub I, Inc.	Drug testing services	Senior secured loan ($11,330 par due 12/2014)	4.26% (Libor + 4.00%/Q)	12/14/2007	10,919	10,197	$0.90	(2)
		Senior secured loan ($12,000 par due 12/2014)	4.26% (Libor + 4.00%/Q)	12/14/2007	11,460	10,800	$0.90	(3)
HCP Acquisition Holdings, LLC(7)	Healthcare compliance advisory services	Class A units (10,044,176 units)		6/26/2008	10,044	4,256	$0.72
Heartland Dental Care, Inc.	Dental services	Senior subordinated loan ($32,717 par due 8/2013)	11.00% Cash, 3.25% PIK	7/31/2008	32,717	32,717	$1.00	(4)
Magnacare Holdings, Inc., Magnacare Administrative Services, LLC, and Magnacare, LLC	Health plan management company	Senior subordinated loan ($4,670 par due 1/2013)	12.75% Cash, 2.00% PIK	2/9/2009	3,363	4,670	$1.00	(4)
MPBP Holdings, Inc., Cohr Holdings, Inc. and MPBP Acquisition Co., Inc.	Healthcare equipment services	Senior secured loan ($997 par due 1/2013)		1/31/2007	489	628	$0.63
		Junior secured loan ($20,000 par due 1/2014)	6.48% (Libor + 6.25%/B)	1/31/2007	20,049	5,000	$0.25
		Junior secured loan ($12,000 par due 1/2014)	6.48% (Libor + 6.25%/B)	1/31/2007	12,000	3,000	$0.25	(3)
		Common stock (50,000 shares)		1/31/2007	5,000	—
MWD Acquisition Sub, Inc.	Dental services	Junior secured loan ($5,000 par due 5/2012)	6.48% (Libor + 6.25%/M)	5/3/2007	5,000	4,350	$0.87	(3)
OnCURE Medical Corp.	Radiation oncology care provider	Senior secured loan ($3,068 par due 6/2012)	3.75% (Libor + 3.50%/M)	8/18/2006	3,068	2,761	$0.90	(3)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior subordinated loan ($32,642 par due 8/2013)	11.00% Cash, 1.50% PIK	8/18/2006	32,664	29,378	$0.90	(4)
		Common stock (857,143 shares)		8/18/2006	3,000	3,000	$3.50
Passport Health Communications, Inc., Passport Holding Corp. and Prism Holding Corp.	Healthcare technology provider	Senior secured loan ($12,660 par due 5/2014)	10.50% (Libor + 7.50%/M)	5/9/2008	12,660	12,660	$1.00	(2)(15)
		Senior secured loan ($11,686 par due 5/2014)	10.50% (Libor + 7.50%/M)	5/9/2008	11,686	11,686	$1.00	(3)(15)
		Series A preferred stock (1,594,457 shares)		7/30/2008	9,900	9,900	$6.21
		Common stock (16,106 shares)		7/30/2008	100	100	$6.21
PG Mergersub, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Senior subordinated loan ($4,000 par due 3/2016)	12.50%	3/12/2008	3,938	4,000	$1.00
		Preferred stock (333 shares)		3/12/2008	333	333	$1,000.00
		Common stock (16,667 shares)		3/12/2008	167	167	$10.00
The Schumacher Group of Delaware, Inc.	Outsourced physician service provider	Junior secured loan ($5,229 par due 7/2013)	11.13% Cash, 1.00% PIK	7/18/2008	5,229	5,229	$1.00	(4)
		Junior secured loan ($30,909 par due 7/2013)	11.13% Cash, 1.00% PIK	7/18/2008	30,943	30,909	$1.00	(2)(4)
Univita Health, Inc.	Outsourced services provider	Senior subordinated loan ($20,500 par due 12/2014)	15.00%	12/22/2009	20,500	20,500	$1.00
VOTC Acquisition Corp.	Radiation oncology care provider	Senior secured loan ($17,417 par due 7/2012)	11.00% Cash, 2.00% PIK	6/30/2008	17,417	17,417	$1.00	(4)
		Preferred stock (3,888,222 shares)		7/14/2008	8,748	3,800	$0.98
					438,337	397,958			31.64%

Financial
Carador PLC(6)(8)(9)	Investment company	Ordinary shares (7,110,525 shares)		12/15/2006	9,033	2,489	$0.35
CIC Flex, LP(9)	Investment partnership	Limited partnership units (0.69 unit)		9/7/2007	41	41	$40,505.00
Covestia Capital Partners, LP(9)	Investment partnership	Limited partnership interest (47% interest)		6/17/2008	1,059	1,059
Firstlight Financial Corporation(6)(9)	Investment company	Senior subordinated loan ($73,077 par due 12/2016)	1.00% PIK	12/31/2006	73,032	54,808	$0.75	(4)
		Common stock (10,000 shares)		12/31/2006	10,000	—	—
		Common stock (30,000 shares)		12/31/2006	30,000	—	—
Ivy Hill Asset Management, L.P.(7)	Investment manager	Member interest		6/15/2009	37,176	48,321
Ivy Hill Middle Market Credit Fund, Ltd.(7) (8)(9)	Investment company	Class B deferrable interest notes ($40,000 par due 11/2018)	6.28% (Libor + 6.00%/Q)	11/20/2007	40,000	36,800	$0.92
		Subordinated notes ($15,681 par due 11/2018)	18.70%	11/20/2007	15,681	14,583	$0.93
Imperial Capital Group, LLC and Imperial Capital Private Opportunities, LP(6)(9)	Investment banking services	Common units (2,526 units)		5/10/2007	3	3	$1.00
		Common units (315 units)		5/10/2007	—	—	—
		Common units (7,710 units)		5/10/2007	14,997	18,400	$2,386.51
		Limited partnership interest (80% interest)		5/10/2007	6,094	5,663
Partnership Capital Growth Fund I, LP(9)	Investment partnership	Limited partnership interest (25% interest)		6/16/2006	3,045	3,045

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Senior Secured Loan Fund LLC(7)(9)	Investment partnership	Subordinated certificates ($172,796 par due 12/2015)	16.23%	10/30/2009	165,000	165,000	$0.95
Trivergance Capital Partners, LP(9)	Investment partnership	Limited partnership interest (100% interest)		6/5/2008	2,016	2,016
VSC Investors LLC(9)	Investment company	Membership interest (4.63% interest)		1/24/2008	648	648
					407,825	352,876			28.05%

Education
Campus Management Corp. and Campus Management Acquisition Corp.(6)	Education software developer	Senior secured loan ($3,256 par due 8/2013)	10.00% Cash, 3.00% PIK	2/8/2008	3,256	3,256	$1.00	(4)(16)
		Senior secured loan ($30,269 par due 8/2013)	10.00% Cash, 3.00% PIK	2/8/2008	30,269	30,269	$1.00	(2)(4)(16)
		Senior secured loan ($8,961 par due 8/2013)	10.00% Cash, 3.00% PIK	2/8/2008	8,961	8,961	$1.00	(16)(4)
		Preferred stock (493,147 shares)	8.00% PIK	2/8/2008	9,668	13,750	$27.88	(4)
ELC Acquisition Corporation	Developer, manufacturer and retailer of educational products	Senior secured loan ($162 par due 11/2012)	3.48% (Libor + 3.25%/M)	11/30/2006	162	157	$0.97	(3)
		Junior secured loan ($8,333 par due 11/2013)	7.23% (Libor + 7.00%/M)	11/30/2006	8,333	8,167	$0.98	(3)
Instituto de Banca y Comercio, Inc. Leeds IV Advisors, Inc.(8)	Private school operator	Senior secured loan ($11,700 par due 3/2014)	8.50% (Libor + 6.00%/Q)	3/15/2007	11,700	11,700	$1.00	(3)(15)
		Senior subordinated loan ($30,877 par due 6/2014)	13.00% Cash, 3.00% PIK	6/4/2008	30,877	30,877	$1.00
		Preferred stock (165,811 shares)		6/4/2008	788	2,124	$12.81
		Preferred stock (140,577 shares)		3/31/2009	668	1,801	$12.81
		Common stock (214,286 shares)		6/4/2008	54	2,745	$12.81
		Common stock (140,577 shares)		3/31/2009	35	1,801	$12.81
JTC Education Holdings, Inc.	Postsecondary school operator	Senior secured loan ($31,250 par due 12/2014)	12.50% (Libor + 9.50%/M)	12/31/2009	31,250	31,250	$1.00	(15)
Lakeland Finance, LLC	Private school operator	Junior secured loan ($2,423 par due 12/2012)	11.50%	12/13/2005	2,423	2,423	$1.00
		Junior secured loan ($24,231 par due 12/2012)	11.50%	12/13/2005	24,231	24,231	$1.00	(2)
R3 Education, Inc. (formerly known as Equinox EIC Partners, LLC and MUA Management Company)(7) (8)	Medical school operator	Senior secured loan ($791 par due 6/2010)	9.00% (Libor + 6.00%/M)	4/24/2009	791	1,101	$1.39	(15)
		Senior secured loan ($7,275 par due 4/2013)	9.00% (Libor + 6.00%/M)	4/3/2007	7,275	10,127	$1.39	(3)(15)
		Senior secured loan ($5,041 par due 4/2013)	13.00% PIK	12/8/2009	1,244	3,186	$0.63
		Senior secured loan ($14,113 par due 4/2013)	9.00% (Libor + 6.00%/M)	9/21/2007	14,113	19,646	$1.39	(15)
		Preferred stock (8,800 shares)			2,200	1,100	$125.00
		Warrants to purchase 27,890 shares			—	—	—
		Common membership interest (26.27% interest)		9/21/2007	15,800	11,515
					204,098	220,187			17.50%

Services—Other
American Residential Services, LLC	Plumbing, heating and air-conditioning services	Junior secured loan ($20,608 par due 4/2015)	10.00% Cash, 2.00% PIK	4/17/2007	20,608	20,195	$0.98	(2)(4)
Diversified Collection Services, Inc.	Collections services	Senior secured loan ($10,529 par due 2/2011)	9.50% (Libor + 6.75%/M)	2/2/2005	9,280	10,529	$1.00	(2)(15)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior secured loan ($3,747 par due 2/2011)	9.50% (Libor + 6.75%/M)	2/2/2005	3,747	3,747	$1.00	(3)(15)
		Senior secured loan ($1,931 par due 8/2011)	13.75% (Libor + 11.00%/M)	2/2/2005	1,931	1,931	$1.00	(2)(15)
		Senior secured loan ($7,492 par due 8/2011)	13.75% (Libor + 11.00%/M)	2/2/2005	7,492	7,492	$1.00	(3)(15)
		Preferred stock (14,927 shares)		5/18/2006	169	269	$18.02
		Common stock (114,004 shares)		2/2/2005	295	402	$3.53
GCA Services Group, Inc.	Custodial services	Senior secured loan $(13,255 par due 12/2011)	12.00%	12/15/2006	13,171	13,255	$1.00
		Senior secured loan $(14,768 par due 12/2011)	12.00%	12/15/2006	14,765	14,768	$1.00	(2)
		Senior secured loan $(9,866 par due 12/2011)	12.00%	12/15/2006	9,866	9,866	$1.00	(3)
Growing Family, Inc. and GFH Holdings, LLC	Photography services	Senior secured loan $(11,188 par due 8/2011)		3/16/2007	11,188	2,238	$0.20	(4)(14)
		Senior secured loan $(372 par due 8/2011)		3/16/2007	372	74	$0.20	(4)(14)
		Senior secured revolving loan $(2,500 par due 8/2011)		3/16/2007	1,513	303	$0.20	(4)(14)
		Senior secured loan $(3,575 par due 8/2011)		3/16/2007	3,575	715	$0.20	(4)(14)
		Senior secured loan $(147 par due 8/2011)		3/16/2007	147	29	$0.20	(4)(14)
		Common stock (552,430 shares)		3/16/2007	872	—	—
NPA Acquisition, LLC	Powersport vehicle auction operator	Junior secured loan $(12,000 par due 2/2013)	6.98% (Libor + 6.75%/M)	8/23/2006	12,000	12,000	$1.00	(3)
		Common units (1,709 units)		8/23/2006	1,000	2,570	$1,503.80
PODS Funding Corp.	Storage and warehousing provider	Senior subordinated loan $(25,125 par due 6/2015)	15.00%	12/23/2009	25,125	25,125	$1.00
		Subordinated loan $(6,500 par due 12/2015)	16.64%	12/23/2009	5,079	5,070	$0.78
Web Services Company, LLC	Laundry service and equipment provider	Senior secured loan $(4,938 par due 8/2014)	7.00% (Base Rate + 3.75%/Q)	6/15/2009	4,607	4,938	$1.00	(3)
		Senior subordinated loan $(18,219 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	18,219	17,308	$0.95	(4)
		Senior subordinated loan $(25,804 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	25,804	24,513	$0.95	(2)(4)
					190,825	177,337			14.10%

Restaurants and Food Services
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan $(3,592 par due 11/2012)	6.50% (Libor + 3.00% Cash, 0.50% PIK/S)	11/27/2006	2,010	2,010	$0.56	(4)(15)
		Senior secured revolving loan $(1,408 par due 11/2012)	6.50% (Base Rate + 2.50%/Q)	11/27/2006	1,408	1,408	$1.00	(4)(15)
		Senior secured loan $(23,574 par due 11/2013)	12.50% (Libor + 6.50% Cash, 3.00% PIK/Q)	11/27/2006	23,580	23,574	$1.00	(2)(4)(15)
		Senior secured loan $(11,049 par due 11/2013)	12.50% (Libor + 6.50% Cash, 3.00% PIK/Q)	11/27/2006	11,049	11,049	$1.00	(3)(4)(15)
		Promissory note $(13,105 par due 11/2016)	12.00% PIK	6/1/2006	13,093	13,105	$1.00	(4)
		Warrants to purchase 0.61 shares		6/1/2006	—	2,719
Encanto Restaurants, Inc.(8)	Restaurant owner and operator	Junior secured loan $(20,997 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/2006	20,997	19,947	$0.95	(2)(4)
		Junior secured loan $(3,999 par due 8/2013)	7.50% Cash + 3.50% PIK	8/16/2006	3,999	3,799	$0.95	(3)(4)
OTG Management, Inc.	Airport restaurant operator	Senior secured loan $(16,149 par due 6/2013)	20.500% (Libor + 11.00% Cash, 6.50% PIK/M)	6/19/2008	16,149	16,149	$1.00	(4)(15)
		Warrants to purchase up to 88,991 shares of common stock			—	1,102	—
		Warrants to purchase up to 9 shares of common stock			—	—	—

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Vistar Corporation and Wellspring Distribution Corp.	Food service distributor	Senior subordinated loan $(43,625 par due 5/2015)	13.50%	5/23/2008	43,625	41,444	$0.95
		Senior subordinated loan $(30,000 par due 5/2015)	13.50%	5/23/2008	30,000	28,500	$0.95	(2)
		Class A non-voting common stock (1,366,120 shares)		5/23/2008	7,500	4,050	$2.96
					173,410	168,856			13.42%

Beverage, Food and Tobacco
3091779 Nova Scotia Inc.(8)	Baked goods manufacturer	Senior secured revolving loan $(5,485 par due 1/2010)	8.00%	11/2/2007	1,385	1,494	$0.27	(4)(12)
		Senior secured revolving loan $(1,016 par due 1/2010)	8.00%	11/2/2007	1,016	969	$0.95
		Junior secured loan $(14,386 par due 1/2010)	10.00% Cash, 4.00% PIK	11/2/2007	15,147	10,292	$0.72	(4)(12)
		Warrants to purchase 57,545 shares			—	—
Apple & Eve, LLC and US Juice Partners, LLC(6)	Juice manufacturer	Senior secured revolving loan $(10,000 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	3,000	3,000	$0.30	(15)
		Senior secured loan $(17,963 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	17,963	17,963	$1.00	(15)
		Senior secured loan $(15,937 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	15,937	15,937	$1.00	(3)(15)
		Senior units (50,000 units)			5,000	5,000	$100.00
Best Brands Corporation	Baked goods manufacturer	Senior secured loan $(324 par due 12/2012)	7.48% (Libor + 7.25%/M)	2/15/2008	324	324	$1.00	(4)
		Senior secured loan $(13,034 par due 12/2012)	7.48% (Libor + 7.25%/M)	2/15/2008	11,035	13,034	$1.00	(2)(4)
		Junior secured loan $(28,692 par due 6/2013)	12.00% Cash, 4.00% PIK	12/14/2006	28,112	28,692	$1.00	(4)
		Junior secured loan $(11,733 par due 6/2013)	12.00% Cash, 4.00% PIK	12/14/2006	11,733	11,733	$1.00	(2)(4)
		Junior secured loan $(8,611 par due 6/2013)	12.00% Cash, 4.00% PIK	12/14/2006	8,531	8,611	$1.00	(3)(4)
Bumble Bee Foods, LLC and BB Co-Invest LP	Canned seafood manufacturer	Common stock (4,000 shares)		11/18/2008	4,000	6,760	$1,690.00
Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated loan $(5,883 par due 2/2013)	13.00% PIK	2/6/2008	5,883	5,883	$1.00	(4)
		Preferred stock (6,258 shares)		9/1/2006	2,500	1,725	$275.64
					131,566	131,417			10.45%

Retail
Apogee Retail, LLC	For-profit thrift retailer	Senior secured loan $(1,859 par due 3/2012)	5.23% (Libor + 5.00%/M)	3/27/2007	1,859	1,747	$0.94
		Senior secured loan $(2,969 par due 3/2012)	5.23% (Libor + 5.00%/M)	3/27/2007	2,969	2,791	$0.94	(2)
		Senior secured loan $(26,670 par due 3/2012)	5.23% (Libor + 5.00%/M)	3/27/2007	26,670	25,070	$0.94	(2)
		Senior secured loan $(11,670 par due 3/2012)	5.23% (Libor + 5.00%/M)	3/27/2007	11,670	10,970	$0.94	(3)
		Senior secured loan $(11,069 par due 9/2012)	12.00% Cash, 4.00% PIK	5/28/2008	11,069	11,069	$1.00	(4)
		Senior secured loan $(11,411 par due 9/2012)	12.00% Cash, 4.00% PIK	5/28/2008	11,411	11,411	$1.00	(4)
Dufry AG(8)	Retail newsstand operator	Common stock (39,056 shares)		3/28/2008	3,000	2,638	$0.44
Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Senior subordinated loan $(5,524 par due 8/2014)	10.00% Cash, 2.00% PIK	8/8/2006	5,524	5,524	$1.00	(4)
		Senior subordinated loan $(20,323 par due 8/2014)	10.00% Cash, 2.00% PIK	8/8/2006	20,323	20,323	$1.00	(2)(4)
		Common stock (1,170,182 shares)		8/8/2006	4,500	5,840	$4.95
Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan $(11 par due 9/2012)	5.50% Cash, 1.00% PIK Option	9/28/2006	11	9	$0.84	(3)(4)
		Senior secured loan $(3,626 par due 9/2012)	5.50% Cash, 1.00% PIK Option	9/28/2006	3,624	2,901	$0.80	(3)(4)
		Senior secured loan $(68 par due 9/2012)	5.50% Cash, 1.00% PIK Option	9/28/2006	68	55	$0.80	(4)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior secured loan $(18 par due 9/2012)	5.50% Cash, 1.00% PIK Option	9/28/2006	18	14	$0.80	(3)
		Senior secured loan $(28,402 par due 9/2012)	5.50% Cash, 1.00% PIK Option	9/28/2006	28,388	22,722	$0.80
		Senior secured loan $(7,303 par due 9/2012)	5.50% Cash, 1.00% PIK Option	9/28/2006	7,300	5,843	$0.80	(3)
		Preferred stock (73 shares)		3/19/2009	—	—	—
		Preferred stock (80 shares)		9/28/2006	1,800	—	—
		Warrants to purchase 859 shares of preferred shares		3/19/2009	—	—	—
		Common stock (800 shares)		9/28/2006	200	—	—
					140,404	128,927			10.25%

Business Services
Booz Allen Hamilton, Inc.	Strategy and technology consulting services	Senior secured loan $(741 par due 7/2015)	7.50% (Libor + 4.50%/S)	7/31/2008	727	741	$1.00	(3)(15)
		Senior subordinated loan $(250 par due 7/2016)	11.00% Cash, 2.00% PIK	7/31/2008	245	250	$1.00	(4)
		Senior subordinated loan $(12,400 par due 7/2016)	11.00% Cash, 2.00% PIK	7/31/2008	12,296	12,400	$1.00	(2)(4)
Investor Group Services, LLC(6)	Financial services	Limited liability company membership interest (10.00% interest)		6/22/2006	—	500
Pillar Holdings LLC and PHL Holding Co.(6)	Mortgage services	Senior secured revolving loan $(3,750 par due 11/2013)	5.78% (Libor + 5.50%/B)	11/20/2007	1,313	1,313	$0.35
		Senior secured loan $(16,752 par due 11/2013)	5.78% (Libor + 5.50%/B)	11/20/2007	16,752	16,752	$1.00	(2)
		Senior secured loan $(10,456 par due 11/2013)	5.78% (Libor + 5.50%/B)	11/20/2007	10,456	10,456	$1.00	(3)
		Senior secured loan $(1,875 par due 5/2014)	14.50%	7/31/2008	1,875	1,875	$1.00
		Senior secured loan $(5,500 par due 5/2014)	14.50%	7/31/2008	5,500	5,500	$1.00	(2)
		Common stock (84.78 shares)		11/20/2007	3,768	7,818	$92,208.00
Primis Marketing Group, Inc. and Primis Holdings, LLC(6)	Database marketing services	Senior subordinated loan $(10,222 par due 2/2013)		8/24/2006	10,222	511	$0.05	(4)(14)
		Preferred units (4,000 units)		8/24/2006	3,600	—	—
		Common units (4,000,000 units)		8/24/2006	400	—	—
Prommis Solutions, LLC, E-Default Services, LLC, Statewide Tax and Title Services, LLC & Statewide Publishing Services, LLC (formerly known as MR Processing Holding Corp.)	Bankruptcy and foreclosure processing services	Senior subordinated loan $(26,526 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/2007	26,526	26,526	$1.00	(4)
		Senior subordinated loan $(26,630 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/2007	26,630	26,630	$1.00	(2)(4)
		Preferred stock (30,000 shares)		4/11/2006	3,000	6,221	$207.37
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	250	$1.00
Summit Business Media, LLC	Business media consulting services	Junior secured loan $(11,078 par due 7/2014)		8/3/2007	10,018	554	$0.05	(3)(4)(14)
VSS-Tranzact Holdings, LLC(6)	Management consulting services	Common membership interest (8.51% interest)		10/26/2007	10,000	7,850
					143,578	126,147			10.03%

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Manufacturing
Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan $(5,616 par due 4/2010)	5.25% (Libor + 5.00%/Q)	3/28/2005	5,653	4,437	$0.79	(3)
Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan $(536 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/16/2006	536	531	$0.99	(3)(15)
		Senior secured loan $(8,392 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/16/2006	8,392	8,308	$0.99	(3)(15)
		Senior secured loan $(626 par due 5/2011)	8.50% (Base Rate + 5.25%/M)	5/16/2006	626	620	$0.99	(3)
		Senior secured loan $(1,604 par due 5/2011)	10.00% (Libor + 6.00%/M)	5/16/2006	1,604	1,556	$0.97	(3)(15)
		Senior secured loan $(4,937 par due 5/2011)	13.00% Cash, 3.00% PIK	5/16/2006	4,937	4,838	$0.98	(2)(4)
Reflexite Corporation(7)	Developer and manufacturer of high-visibility reflective products	Senior subordinated loan $(16,785 par due 11/2014)	12.50% Cash, 5.50% PIK	2/26/2008	16,785	16,785	$1.00	(4)
		Common stock (1,821,860 shares)		3/28/2006	27,435	24,595	$13.50
Saw Mill PCG Partners LLC	Precision components manufacturer	Common units (1,000 units)		2/2/2007	1,000	—	—
UL Holding Co., LLC	Petroleum product manufacturer	Senior secured loan $(2,978 par due 12/2012)	14.00%	2/13/2009	2,978	2,829	$0.95	(2)
		Senior secured loan $(993 par due 12/2012)	14.00%	2/13/2009	993	943	$0.95	(3)
		Senior secured loan $(848 par due 12/2012)	14.00%	2/13/2009	848	805	$0.95	(3)
		Senior secured loan $(2,130 par due 12/2012)	9.15% (Libor + 8.88%/Q)	2/13/2009	2,130	2,023	$0.95
		Senior secured loan $(2,130 par due 12/2012)	14.00%	2/13/2009	2,130	2,023	$0.95
		Senior secured loan $(848 par due 12/2012)	9.15% (Libor + 8.88%/Q)	2/13/2009	848	805	$0.95	(3)
		Senior secured loan $(10,918 par due 12/2012)	9.15% (Libor + 8.88%/Q)	2/13/2009	10,918	10,372	$0.95	(3)
		Common units (50,000 units)		4/25/2008	500	500	$10.00
		Common units (50,000 units)		4/25/2008	—	—	—
Universal Trailer Corporation(6)	Livestock and specialty trailer manufacturer	Common stock (74,920 shares)		10/8/2004	7,930	—	—
					96,243	81,970			6.52%

Consumer Products—Non-Durable
Blacksmith Brands Holdings, Inc. and Blacksmith Brands, Inc.	Consumer products and personal care manufacturer	Senior secured loan $(32,500 par due 12/2014)	12.50% (Base Rate + 8.50%/Q)	10/23/2009	32,500	32,500	$1.00	(15)
Innovative Brands, LLC	Consumer products and personal care manufacturer	Senior secured loan $(8,881 par due 9/2011)	15.50%	10/12/2006	8,881	8,881	$1.00	(2)
		Senior secured loan $(8,198 par due 9/2011)	15.50%	10/12/2006	8,198	8,198	$1.00	(3)
Making Memories Wholesale, Inc.(6)	Scrapbooking branded products manufacturer	Senior secured loan $(9,750 par due 8/2014)	10.00% (Base Rate + 5.50%/Q)	8/21/2009	7,770	9,750	$1.00	(15)
		Senior secured loan $(5,138 par due 8/2014)	15.00% (7.50% Cash, 7.50% PIK/Q)	8/21/2009	4,062	514	$0.10	(4)
		Common stock (100 shares)		8/21/2009	—	—	—
The Thymes, LLC(7)	Cosmetic products manufacturer	Preferred stock (6,283 shares)	8.00% PIK	6/21/2007	6,785	6,107	$972.06	(4)
		Common stock (5,400 shares)		6/21/2007	—	—	—
					68,196	65,950			5.24%

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Aerospace & Defense
AP Global Holdings, Inc.	Safety and security equipment manufacturer	Senior secured loan $(7,414 par due 10/2013)	4.74% (Libor + 4.50%/M)	11/8/2007	7,295	6,969	$0.94	(3)
ILC Industries, Inc.	Industrial products provider	Junior secured loan $(12,000 par due 6/2014)	11.50%	6/27/2006	12,000	12,000	$1.00	(3)
Thermal Solutions LLC and TSI Group, Inc.	Thermal management and electronics packaging manufacturer	Senior secured loan $(462 par due 3/2011)	4.00% (Libor + 3.75%/Q)	3/28/2005	462	444	$0.96	(3)
		Senior secured loan $(2,732 par due 3/2012)	4.50% (Libor + 4.25%/Q)	3/28/2005	2,732	2,486	$0.91	(3)
		Senior subordinated loan $(2,747 par due 3/2013)	11.50% Cash, 2.50% PIK	3/21/2006	2,747	2,554	$0.93	(4)
		Senior subordinated loan $(2,165 par due 3/2013)	11.50% Cash, 2.75% PIK	3/28/2005	2,165	2,013	$0.93	(4)
		Senior subordinated loan $(3,418 par due 3/2013)	11.50% Cash, 2.75% PIK	3/28/2005	3,418	3,178	$0.93	(4)
		Preferred stock (71,552 shares)		3/28/2005	716	529	$7.39
		Common stock (1,460,246 shares)		3/28/2005	15	11	$0.01
Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Junior secured loan $(16,000 par due 1/2015)	15.00%	1/17/2008	16,000	16,000	$1.00	(2)
		Junior secured loan $(12,000 par due 1/2015)	15.00%	1/17/2008	12,000	12,000	$1.00	(3)
		Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	96	80	$103.24	(4)
		Common stock (1,616,976 shares)		1/17/2008	2,004	1,600	$0.99
					61,650	59,864			4.76%

Printing, Publishing and Media
Canon Communications LLC	Print publications services	Junior secured loan $(11,968 par due 11/2011)	13.75% (Libor + 8.75% Cash, 2.00% PIK/Q)	5/25/2005	11,957	9,574	$0.80	(2)(4)(15)
		Junior secured loan $(12,197 par due 11/2011)	13.75% (Libor + 8.75% Cash, 2.00% PIK/Q)	5/25/2005	12,190	9,757	$0.80	(3)(4)(15)
LVCG Holdings LLC(7)	Commercial printer	Membership interests (56.53% interest)		10/12/2007	6,600	330
National Print Group, Inc.	Printing management services	Senior secured revolving loan $(3,926 par due 3/2012)	9.00% (Libor + 6.00%/S)	3/2/2006	1,428	771	$0.20	(15)
		Senior secured revolving loan $(183 par due 3/2012)	9.00% (Libor + 5.00%/M)	3/2/2006	183	99	$0.54	(15)
		Senior secured loan $(7,119 par due 3/2012)	16.00% (Libor + 9.00% Cash, 4.00% PIK/Q)	3/2/2006	7,024	3,844	$0.54	(3)(15)(4)
		Senior secured loan $(1,071 par due 3/2012)	16.00% (Base Rate + 8.00% Cash, 4.00% PIK/M)	3/2/2006	1,071	578	$0.54	(3)(15)(4)
		Preferred stock (9,344 shares)		3/2/2006	2,000	—	—
The Teaching Company, LLC and The Teaching Company Holdings, Inc.(11)	Education publications provider	Senior secured loan $(18,000 par due 9/2012)	10.50%	9/29/2006	18,000	18,000	$1.00	(2)(11)
		Senior secured loan $(10,000 par due 9/2012)	10.50%	9/29/2006	10,000	10,000	$1.00	(3)(11)
		Preferred stock (29,969 shares)	8.00%	9/29/2006	2,997	3,872	$129.20
		Common stock (15,393 shares)		9/29/2006	3	4	$0.26
					73,453	56,829			4.52%

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Telecommunications
American Broadband Communi cations, LLC and American Broadband Holding Company	Broadband communication services	Senior subordinated loan $(31,902 par due 11/2014)	18.00% (10.00% Cash, 8.00% PIK/Q)	2/8/2008	31,902	31,902	$1.00	(2)(4)
		Senior subordinated loan $(8,050 par due 11/2014)	18.00% (10.00% Cash, 8.00% PIK/Q)	11/7/2007	8,050	8,050	$1.00	(4)
		Warrants to purchase 166 shares		11/7/2007	—	—	—
					39,952	39,952			3.18%

Environmental Services
AWTP, LLC	Water treatment services	Junior secured loan $(4,755 par due 12/2012)		12/23/2005	4,755	1,902	$0.40	(14)
		Junior secured loan $(2,086 par due 12/2012)		12/23/2005	2,086	834	$0.40	(3)(14)
		Junior secured loan $(4,755 par due 12/2012)		12/23/2005	4,755	1,902	$0.40	(14)
		Junior secured loan $(2,086 par due 12/2012)		12/23/2005	2,086	834	$0.40	(3)(14)
Mactec, Inc.	Engineering and environmental services	Class B-4 stock (16 shares)		11/3/2004	—	—	—
		Class C stock (5,556 shares)		11/3/2004	—	150	$27.00
Sigma International Group, Inc.	Water treatment parts manufacturer	Junior secured loan $(917 par due 10/2013)	16.00% (Libor + 8.00%/Q)	11/6/2007	917	642	$0.70	(15)
		Junior secured loan $(2,750 par due 10/2013)	16.00% (Libor + 8.00%/Q)	11/1/2007	2,750	1,925	$0.70	(15)
		Junior secured loan $(1,833 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	1,833	1,283	$0.70	(15)
		Junior secured loan ($2,000 par due 10/2013)	16.00% (Libor + 8.00%/Q)	11/6/2007	2,000	1,400	$0.70	(3)(15)
		Junior secured loan ($6,000 par due 10/2013)	16.00% (Libor + 8.00%/Q)	11/1/2007	6,000	4,200	$0.70	(3)(15)
		Junior secured loan ($4,000 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	4,000	2,800	$0.70	(3)(15)
Waste Pro USA, Inc.	Waste management services	Preferred Class A common stock (611,615 shares)	14.00% PIK	11/9/2006	12,263	13,263	$21.69	(4)
Wastequip, Inc.(6)	Waste management equipment manufacturer	Senior subordinated loan ($13,121 par due 2/2015)	10.00% Cash, 2.50% PIK	2/5/2007	13,030	1,968	$0.15	(4)
		Common stock (13,889 shares)		2/2/2007	1,389	—	—
					57,864	33,103			2.63%

Computers and Electronics
RedPrairie Corporation	Software manufacturer	Junior secured loan ($3,300 par due 1/2013)	6.78% (Libor + 6.50%/Q)	7/13/2006	3,300	3,135	$0.95	(2)
		Junior secured loan ($12,000 par due 1/2013)	6.78% (Libor + 6.50%/Q)	7/13/2006	12,000	11,400	$0.95	(3)
TZ Merger Sub, Inc.	Computers and Electronics	Senior secured loan ($4,818 par due 7/2015)	7.50% (Libor + 4.50%/Q)	6/15/2009	4,711	4,818	$1.00	(3)(15)
X-rite, Incorporated	Artwork software manufacturer	Junior secured loan ($3,074 par due 7/2013)	14.38% (Libor + 11.38%/Q)	7/6/2006	3,074	3,074	$1.00	(15)
		Junior secured loan ($7,685 par due 7/2013)	14.38% (Libor + 11.38%/Q)	7/6/2006	7,685	7,685	$1.00	(3)(15)
		Junior secured loan ($42 par due 7/2013)	14.38% (Base Rate + 10.38%/Q)	7/6/2006	42	42	$1.00	(15)
		Junior secured loan ($105 par due 7/2013)	14.38% (Base Rate + 10.38%/Q)	7/6/2006	105	105	$1.00	(3)(15)
					30,917	30,259			2.41%

Cargo Transport
The Kenan Advantage Group, Inc.	Fuel transportation provider	Senior secured loan ($2,400 par due 12/2011)	2.98% (Libor + 2.75%/M)	12/15/2005	2,400	2,304	$0.96	(3)(4)
		Senior subordinated loan ($26,125 par due 12/2013)	9.50% Cash, 3.50% PIK	12/15/2005	26,125	25,603	$0.98	(2)(4)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Preferred stock (10,984 shares)	8.00% PIK	12/15/2005	1,454	1,932	$175.89	(4)
		Common stock (30,575 shares)		12/15/2005	31	41	$1.34
					30,010	29,880			2.38%

Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	Senior secured loan ($1,750 par due 10/2013)	4.73% (Libor + 4.50%/M)	10/11/2007	1,750	1,540	$0.88	(2)(13)
		Senior secured loan ($1,000 par due 10/2013)	4.73% (Libor + 4.50%/M)	10/11/2007	1,000	880	$0.88	(2)(13)
		Senior secured loan ($17 par due 10/2013)	6.75% (Base Rate + 3.50%/Q)	10/11/2007	17	15	$0.87	(2)(13)
		Senior secured loan ($16 par due 10/2013)	6.75% (Base Rate + 3.50%/Q)	10/11/2007	16	14	$0.88	(3)(13)
		Senior secured loan ($11,484 par due 10/2013)	4.73% (Libor + 4.50%/M)	10/11/2007	11,484	10,106	$0.88	(3)(13)
		Senior secured loan ($12,483 par due 10/2013)	6.75% (Base Rate + 3.50%/Q)	10/11/2007	12,483	10,985	$0.88	(2)(13)
					26,750	23,540			1.87%

Containers-Packaging
Industrial Container Services, LLC(6)	Industrial container manufacturer, reconditioner and servicer	Senior secured revolving loan ($15,696 par due 9/2011)	5.75% (Base Rate + 2.50%/M)	6/21/2006	950	922	$0.06
		Senior secured loan ($322 par due 9/2011)	4.23% (Libor + 4.00%/M)	6/21/2006	322	312	$0.97	(2)
		Senior secured loan ($134 par due 9/2011)	4.23% (Libor + 4.00%/M)	6/21/2006	134	130	$0.97	(2)
		Senior secured loan ($4,926 par due 9/2011)	4.23% (Libor + 4.00%/M)	6/21/2006	4,926	4,778	$0.97	(3)
		Senior secured loan ($2,052 par due 9/2011)	4.23% (Libor + 4.00%/M)	6/21/2006	2,052	1,991	$0.97	(3)
		Senior secured loan ($268 par due 9/2011)	4.25% (Libor + 4.00%/M)	6/21/2006	268	260	$0.97	(2)
		Senior secured loan ($4,105 par due 9/2011)	4.25% (Libor + 4.00%/M)	6/21/2006	4,105	3,982	$0.97	(3)
		Senior secured loan ($27 par due 9/2011)	5.75% (Base Rate + 2.50%/M)	6/21/2006	27	26	$0.97	(2)
		Senior secured loan ($410 par due 9/2011)	5.75% (Base Rate + 2.50%/M)	6/21/2006	410	398	$0.97	(3)
		Common stock (1,800,000 shares)		9/29/2005	1,800	8,550	$4.75
					14,994	21,349			1.70%

Grocery
Planet Organic Health Corp.(8)	Organic grocery store operator	Junior secured loan ($876 par due 7/2013)	15.00% (Libor + 12.00%/Q)	7/3/2007	874	832	$0.95	(15)
		Junior secured loan ($10,436 par due 7/2013)	15.00% (Libor + 12.00%/Q)	7/3/2007	10,414	9,914	$0.95	(3)(15)
		Senior subordinated loan ($12,724 par due 7/2012)	13.00% Cash, 4.00% PIK	7/3/2007	12,572	9,416	$0.74	(4)
					23,863	20,162			1.60%

Consumer Products—Durable
Direct Buy Holdings, Inc. and Direct Buy Investors, LP(6)	Membership-based buying club franchisor and operator	Senior secured loan ($23 par due 11/2012)	6.75% (Libor + 5.00%/M)	12/14/2007	22	19	$0.85	(2)(15)
		Senior secured loan ($2,099 par due 11/2012)	6.75% (Libor + 5.00%/M)	12/14/2007	2,030	1,784	$0.85	(2)(15)
		Partnership interests (19.31% interest)		11/30/2007	10,000	3,000
					12,052	4,803			0.38%

Housing—Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,956 par due 3/2011)		10/8/2004	8,991	448	$0.05	(2)(4)(14)
		Warrants to purchase 4,464 shares		10/8/2004	653	—	—
		Common stock (2,743 shares)		10/8/2004	753	—	—
					10,397	448			0.04%
					$2,376,384	$2,171,814

(1)

Other than our investments in HCP Acquisition Holdings, LLC, Ivy Hill Asset Management, L.P., Ivy Hill Middle Market Credit Fund, Ltd., LVCG Holdings, LLC, Making Memories Wholesale, Inc., Reflexite Corporation, Senior Secured Loan Fund LLC and The Thymes, LLC, we do not “Control” any of our portfolio companies, as defined in the Investment Company Act. In general, under the Investment Company Act, we would “Control” a portfolio company if we owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. All of our portfolio company investments are subject to legal restrictions on sales which as of December 31, 2009 represented 173% of the Company’s net assets.

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

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
HCP Acquisition Holdings, LLC	$1,495	$—	$18	$—	$—	$—	$—	$—	$(3,721)
Ivy Hill Asset Management, L.P.	$37,406	$—	$236	$—	$—	$2,391	$—	$494	$19,145
Ivy Hill Middle Market Credit Fund, Ltd.	$—	$—	$131	$5,742	$—	$—	$1,265	$—	$1,284
LVCG Holdings, LLC	$—	$—	$—	$—	$—	$—	$66	$—	$(8,170)
Making Memories Wholesale, Inc.	$—	$199	$14,224	$518	$—	$—	$5	$(14,173)	$12,822
R3 Education, Inc.	$15,613	$6,050	$—	$651	$—	$—	$17	$—	$(3,696)
Reflexite Corporation	$7,800	$—	$2,000	$2,830	$194	$—	$71	$—	$(10,925)
Senior Secured Loan Fund LLC	$165,000	$—	$—	$4,831	$—	$—	$640	$—	$—
The Thymes, LLC	$—	$—	$—	$502	$—	$—	$—	$—	$455

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2010 (unaudited)

(dollar amounts in thousands, except per share data)

	Common Stock		Capital in Excess of	Accumulated Undistributed (Overdistributed) Net Investment	Accumulated Net Realized Gain (Loss) on Investments, Foreign Currency Transactions, Extinguishment of Debt and	Net Unrealized Gain (Loss) on Investments and Foreign Currency	Total Stockholders’
	Shares	Amount	Par Value	Income	Acquisitions	Transactions	Equity
Balance at December 31, 2009	109,944,674	$110	$1,490,458	$3,143	$(31,115)	$(204,708)	$1,257,888
Issuance of common stock in add-on offering (net of offering and underwriting costs)	22,957,993	23	277,021	—	—	—	277,044
Issuance of common stock in Allied Acquisition	58,492,537	58	872,669	—	—	—	872,727
Gain on the acquisition of Allied Capital Corporation	—	—	—	—	195,876	—	195,876
Net increase in stockholders’ equity resulting from operations (excluding gain on the acquisition of Allied Capital Corporation)	—	—	—	81,246	7,043	122,404	210,693
Dividend declared ($0.70 per share)	—	—	—	(113,607)	—	—	(113,607)
Shares issued in connection with dividend reinvestment plan	772,133	1	10,651	—	—	—	10,652
Balance at June 30, 2010	192,167,337	$192	$2,650,799	$(29,218)	$171,804	$(82,304)	$2,711,273

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollar amounts in thousands)

	For the six months ended
	June 30, 2010	June 30, 2009
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$406,569	$69,787
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Gain on the acquisition of Allied Capital Corporation	(195,876)	—
Realized loss (gain) on extinguishment of debt	383	(26,543)
Net realized (gains) losses from investments	(7,426)	2,644
Net unrealized (gains) losses from investments and foreign currency transactions	(122,404)	16,328
Net accretion of discount on securities	(5,223)	(720)
Increase in accrued payment-in-kind dividends and interest	(20,772)	(22,196)
Amortization of debt issuance costs	4,704	2,389
Accretion of discount on Unsecured Notes	2,676	—
Depreciation	410	338
Acquisition of Allied Capital, net of cash acquired	(774,190)	—
Proceeds from sale and redemption of investments	944,916	161,986
Purchase of investments	(580,676)	(136,728)
Changes in operating assets and liabilities:
Interest receivable	(8,155)	(3,148)
Other assets	3,799	321
Management and incentive fees payable	(39,840)	15,298
Accounts payable and accrued expenses	(57,192)	1,841
Interest and facility fees payable	2,573	(1,646)
Net cash provided by (used in) operating activities	(445,724)	79,951
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	1,149,771	—
Borrowings on debt	635,000	246,700
Repayments on credit facility payable	(1,179,088)	(250,247)
Credit facility financing costs	(17,508)	(2,840)
Dividends paid in cash	(102,900)	(116,650)
Net cash provided by (used in) financing activities	485,275	(123,037)
CHANGE IN CASH AND CASH EQUIVALENTS	39,551	(43,086)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	99,227	89,383
CASH AND CASH EQUIVALENTS, END OF PERIOD	$138,778	$46,297
Supplemental Information:
Interest paid during the period	$20,331	$12,100
Taxes paid during the period	$242	$658
Dividends declared during the period	$113,607	$74,808

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2010 (unaudited)

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

On April 1, 2010, we consummated our acquisition (the “Allied Acquisition”) of Allied Capital Corporation (“Allied Capital”), in an all stock merger where each existing share of common stock of Allied Capital was exchanged for 0.325 shares of our common stock.  The Allied Acquisition was valued at approximately $908 million as of April 1, 2010.  In connection therewith, we issued approximately 58.5 million shares of our common stock to Allied Capital’s then-existing stockholders, thereby resulting in our then-existing stockholders owning approximately 69% of the combined company and then-existing Allied Capital stockholders owning approximately 31% of the combined company (see Note 15).

The Company has elected to be treated as a regulated investment company (a “RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and operates in a manner so as to qualify for the tax treatment applicable to RICs. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first and second lien senior loans and mezzanine debt, which in some cases includes an equity component. To a lesser extent, we also make equity investments. Also, as a result of the Allied Acquisition, Allied Capital’s equity investments, including equity investments larger than those we have traditionally made and equity investments pursuant to which Allied Capital controlled a particular company, became part of our portfolio.

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

•                  Preliminary valuations are reviewed and discussed with the entire investment professional and management team, and then valuation recommendations are presented to the board of directors.

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

Effective January 1, 2008, the Company adopted Accounting Standards Codification (“ASC”) 820-10 (previously Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”)), which expands the application of fair value accounting for investments (see Note 8). Investments acquired as part of the Allied Acquisition were accounted for in accordance with ASC 805-10 (previously SFAS No. 141(R)), Business Combinations, which requires that all assets be recorded at fair value.  As a result, the initial amortized cost basis and fair value for the acquired investments were the same value at April 1, 2010 (see Note 15).

Interest Income Recognition

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums from par value on securities purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2010, 9.4% of total investments at amortized cost (or 7.6% of total investments at fair value) were on non-accrual status, including 7.1% of total investments at amortized cost (or 7.4% of total investments at fair value) of investments acquired as part of the Allied Acquisition. As of December 31, 2009, 2.5% of total investments at amortized cost (or 0.5% at fair value) were on non-accrual status.

Payment-in-Kind Interest

The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. For the three and six months ended June 30, 2010, $13,556 and $20,690, respectively, in PIK income was recorded. Of the PIK income recorded for the three months ended June 30, 2010, $5,737 was PIK income from investments acquired as part of the Allied Acquisition.  For the three and six months ended June 30, 2009, $11,474 and $22,196, respectively, in PIK income were recorded.

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

Other income includes fees for asset management, management and consulting services, loan guarantees, commitments, amendments and other services rendered by the Company to portfolio companies. Such fees are recognized as income when earned or the services are rendered.

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

Offering Expenses

The Company’s offering costs, excluding underwriters’ fees, are charged against the proceeds from equity offerings when received. For the six months ended June 30, 2010, the Company incurred approximately $1,035 of offering costs. There were no equity offerings during the six months ended June 30, 2009.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended June 30, 2010, no amounts were recorded for U.S. Federal excise tax. For the three months ended June 30, 2009, no amount was recorded for U.S. federal excise tax. For the six months ended June 30, 2009, a net benefit of $30 was recorded for U.S. Federal excise tax.

Certain of our wholly owned subsidiaries are subject to U.S. Federal and state income taxes. For the three and six months ended June 30, 2010, we recorded a tax expense of approximately $686 and $524, respectively, for these subsidiaries. For the three and six months ended June 30, 2009, we recorded a tax expense of approximately $78 and $109, respectively, for these subsidiaries.

Income taxes for certain of our subsidiaries are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Dividends to Common Stockholders

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

3.                                      AGREEMENTS

Investment Advisory and Management Agreement

The Company is party to an investment advisory and management agreement (the “investment advisory and management agreement”) with Ares Capital Management. Subject to the overall supervision of our board of directors, Ares Capital Management provides investment advisory services to the Company. For providing these services, Ares Capital Management receives a fee from us, consisting of two components—a base management fee and an incentive fee. Ares Capital Management has committed to defer up to $15,000 in base management and incentive fees for each of the first two fiscal years following the Allied Acquisition if certain earnings targets are not met.

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

For the three and six months ended June 30, 2010, we incurred $11,682 and $20,138, respectively, in base management fees and $14,973 and $23,117, respectively, in incentive management fees related to pre-incentive fee net investment income. For the three and six months ended June 30, 2010, we accrued no incentive management fees related to net realized capital gains.  As of June 30, 2010, $26,655 was unpaid and included in “management and incentive fees payable” in the accompanying consolidated balance sheet.

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

For the three and six months ended June 30, 2010, we incurred $2,378 and $3,609, respectively, in administrative fees. As of June 30, 2010, $2,378 was unpaid and included in “accounts payable and accrued expenses” in the accompanying consolidated balance sheet.

For the three and six months ended June 30, 2009, we incurred $1,092 and $2,096, respectively, in administrative fees.

4.                                      EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity per share resulting from operations for the three and six months ended June 30, 2010:

	Three months ended June 30, 2010	Six months ended June 30, 2010
Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	$330,154	$406,569
Denominator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	191,045,239	157,978,337
Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$1.73	$2.57

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

For the three months ended June 30, 2010, excluding the investments acquired as part of the Allied Acquisition, the Company funded investments totaling $275.5 million including $166.3 million aggregate principal amount of senior term debt, $70.9 million aggregate principal amount of senior subordinated debt, $33.1 million for investments in the Senior Secured Loan Fund LLC (the “Senior Secured Loan Fund”) (see Note 10), and $5.2 million of investments in equity securities.

In addition, for the three months ended June 30, 2010, $619.8 million of investments were sold or redeemed including $423.3 million aggregate principal amount of senior term debt, $152.5 million of senior subordinated debt, $6.8 million of the investment in the Senior Secured Loan Fund, $2.1 million of investments in collateralized loan obligations and $35.1 million of investments in equity securities.  Within the total investments sold or redeemed for the three months ended June 30, 2010, approximately $161.7 million were originally acquired as part of the Allied Acquisition with a net realized gain of approximately $0.5 million recognized in these transactions.

As of June 30, 2010, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$138,778	$138,778
Senior term debt	1,484,653	1,430,276
Senior subordinated debt	1,285,264	1,241,297
Equity securities	655,189	645,950
Collateralized loan obligations	218,353	234,278
Senior Secured Loan Fund	190,535	202,800
Commercial real estate	41,482	39,419
Total	$4,014,254	$3,932,798

As of December 31, 2009, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$99,227	$99,227
Senior term debt	1,152,462	1,072,149
Senior subordinated debt	658,787	595,668
Equity securities	344,454	287,614
Senior Secured Loan Fund	165,000	165,000
Collateralized loan obligations	55,681	51,383
Total	$2,475,611	$2,271,041

The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt using the effective interest method.

The industrial and geographic compositions of our portfolio at fair value at June 30, 2010 and December 31, 2009 were as follows:

Industry	June 30, 2010	December 31, 2009

Financial	22.0%	16.2%
Business Services	17.8	5.8
Healthcare	11.7	18.3
Consumer Products	11.2	3.2
Restaurants and Food Services	7.1	7.8
Education	6.2	10.1
Beverage/Food/Tobacco	6.1	6.1
Other Services	4.2	8.2
Retail	2.6	5.9
Manufacturing	2.3	3.8
Computers/Electronics	1.3	1.4
Telecommunications	1.2	1.8
Industrial Products	1.2	0.0
Commercial Real Estate	1.1	0.0
Environmental Services	0.9	1.5
Printing/Publishing/Media	0.8	2.6
Aerospace and Defense	0.8	2.8
Containers/Packaging	0.6	1.0
Health Clubs	0.4	1.1
Oil and Gas	0.4	0.0
Automobile	0.1	0.0
Homebuilding	0.0	0.1
Cargo Transport	0.0	1.4
Grocery	0.0	0.9
Total	100.0%	100.0%

Geographic Region	June 30, 2010	December 31, 2009

Mid-Atlantic	29.5%	22.2%
Midwest	24.2	19.7
West	20.3	24.8
Southeast	18.4	19.7
International	4.5	10.4
Northeast	3.1	3.2
Total	100.0%	100.0%

6.                                      COMMITMENTS AND CONTINGENCIES

As of June 30, 2010 and December 31, 2009, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans to its portfolio companies:

	June 30, 2010	December 31, 2009
Total revolving and delayed draw commitments	$661,700	$136,800
Less: funded commitments	(387,000)	(37,200)
Total unfunded commitments	274,700	99,600
Less: commitments substantially at discretion of the Company	(65,000)	(4,000)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(29,700)	(16,200)
Total net adjusted unfunded commitments	$180,000	$79,400

Of the total net adjusted unfunded commitments as of June 30, 2010, $86,400 are from commitments for investments acquired as part of the Allied Acquisition.  Also, of the total commitments as of June 30, 2010, $400,900 extend beyond the maturity date for our Revolving Credit Facility (as defined in Note 7). Included within the total commitments as of June 30, 2010 are commitments to issue up to $19,900 in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of June 30, 2010, the Company had $11,900 in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability on the balance sheet as they are considered in the valuation of the investments in the portfolio company.  Of these letters of credit, $300 expire in August 2010, $2,300 expire in September 2010, $300 expire in December 2010, $800 expire in January 2011, and $8,200 expire in February 2011.

As of June 30, 2010 and December 31, 2009, the Company was subject to subscription agreements to fund equity investments in private equity and other investment partnerships as follows:

	June 30, 2010	December 31, 2009
Total private equity commitments	$548,000	$428,300
Total unfunded private equity commitments	$446,000	$415,400

Of the total unfunded private equity commitments as of June 30, 2010, $400,700 are substantially at the discretion of the Company. Additionally, of the total unfunded private equity commitments as of June 30, 2010, $21,300 are for investments acquired as part of the Allied Acquisition.

See Note 10 for more information on the Company’s commitment to the Senior Secured Loan Fund.

In the ordinary course of business, Allied Capital had issued guarantees on behalf of certain portfolio companies.  Under these arrangements, payments would be required to be made to third parties if the portfolio companies were to default on their related payment.  As part of the Allied Acquisition, the Company assumed such outstanding guarantees or similar obligations.  As a result, as of June 30, 2010, the Company had outstanding guarantees or similar obligations totaling $0.8 million and an outstanding servicer performance guaranty.  The servicer performance guaranty relates to one portfolio company’s servicing of loans held in a loan warehouse facility, and as of June 30, 2010, there were no known issues or claims with respect to such performance guaranty.

7.                                      BORROWINGS

In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of June 30, 2010, our asset coverage for borrowed amounts was 318%.

Our debt obligations consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010			December 31, 2009
	Carrying Value(1)		Total Available(2)	Carrying Value(1)	Total Available(2)
CP Funding Facility	$204,853		$400,000	$221,569	$221,569
Revolving Credit Facility	153,000		750,000	474,144	525,000
CP Funding II Facility (3)	—		—	—	200,000
Debt Securitization	214,400		228,989	273,752	274,981
2011 Notes (principal amount outstanding of $314,934)	306,408	(4)	314,934	—	—
2012 Notes (principal amount outstanding of $190,610)	185,572	(4)	190,610	—	—
2047 Notes (principal amount outstanding of $230,000)	180,705	(4)	230,000	—	—
	$1,244,938	(5)	$2,114,533	$969,465	$1,221,550

(1)                                  Except for the Unsecured Notes, all carrying values are the same as the principal amounts outstanding.

(2)           Subject to borrowing base and leverage restrictions.

(3)                                 The CP Funding II Facility was combined with the CP Funding Facility on January 22, 2010. In connection therewith, the CP Funding II Facility was terminated.

(4)                                 Represents the aggregate principal amount of the applicable series of notes less the unaccreted discount initially recorded as a part of the Allied Acquisition.

(5)                                 Total principal amount of debt oustanding totals $1,307,797.

The weighted average interest rate of all our debt obligations, at principal amount, as of June 30, 2010 and December 31, 2009 was 4.74% and 2.05%, respectively.

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

On January 22, 2010, we combined the CP Funding Facility with the CP Funding II Facility into a single $400,000 revolving securitized facility (the “combined CP Funding Facility”). In connection with the combination, we terminated the CP Funding II Facility and entered into an Amended and Restated Purchase and Sale Agreement with Ares Capital CP Funding Holdings LLC, our wholly owned subsidiary (“CP Holdings”), pursuant to which we may sell to CP Holdings certain loans that we have originated or acquired, or will originate or acquire (the “Loans”) from time to time, which CP Holdings will subsequently sell to Ares Capital CP, which is a wholly owned subsidiary of CP Holdings. The combined CP Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The combined CP Funding Facility, among other things, extended the maturity date of the facility to January 22, 2013 (with two one-year extension options, subject to mutual consent). Prior to January 22, 2010, the interest rate charged on the CP Funding Facility was the commercial paper rate plus 3.50%.  After January 22, 2010, subject to certain exceptions, the interest charged on the combined CP Funding Facility is based on LIBOR plus an applicable spread of between 2.25% and 3.75% or on a “base rate” (which is the higher of a prime rate, or the federal funds rate plus 0.50%) plus an applicable spread of between 1.25% to 2.75%, in each case, based on a pricing grid depending upon our credit rating. As of and for the three months ended June 30, 2010, the effective LIBOR spread under the combined CP Funding Facility was 2.75%.

As of June 30, 2010, there was $204,853 outstanding under the combined CP Funding Facility and the Company continues to be in material compliance with all of the limitations and requirements of the combined CP Funding Facility. As of December 31, 2009, there was $221,569 outstanding under the CP Funding Facility.  The combined CP Funding Facility is secured by all of the assets held by and the membership interest in Ares Capital CP, which assets as of June 30, 2010 consisted of 28 investments. As of June 30, 2010, the base rate in effect was one month LIBOR, which was 0.35%. For the three and six months ended June 30, 2010, the average interest rates (i.e. rate in effect plus the spread) on the combined CP Funding Facility and the CP Funding Facility were 2.64% and 2.92%, respectively. For the three and six months ended June 30, 2010, the average outstanding balances on the combined CP Funding Facility and the CP Funding Facility were $193,310 and $204,859, respectively.  For the three and six months ended June 30, 2010, the interest expense incurred on the combined CP Funding Facility and the CP Funding Facility was $1,277 and $2,987, respectively. Cash paid for interest expense on the combined CP Funding Facility during the six months ended June 30, 2010 was $3,609.

For the three and six months ended June 30, 2009, the average interest rates (i.e., rate in effect plus the spread) for the CP Funding Facility were 3.70% and 3.66%, respectively. For the three and six months ended June 30, 2009, the average outstanding balances on the CP Funding Facility were $177,932 and $135,495, respectively. For the three and six months ended June 30, 2009, the interest expense incurred on the CP Funding Facility was $1,648 and $2,480, respectively. Cash paid for interest expense on the CP Funding Facility during the six months ended June 30, 2009 was $2,701.

We are required to pay a commitment fee of between 0.50% and 2.00% depending on the usage level on any unused portion of the combined CP Funding Facility.  Prior to May 7, 2009, we were required to pay a commitment fee for any unused portion of the CP Funding Facility equal to 0.50% per annum for any unused portion of the CP Funding Facility.  Prior to January 22, 2010, we were also required to pay a commitment fee on any unused portion of the CP Funding II Facility of between 0.50% and 2.50% depending on the usage level. For the three and six months ended June 30, 2010, we incurred commitment fees on the CP Funding Facility together with the CP Funding II Facility of $377 and $1,034, respectively. For the three and six months ended June 30, 2009, the commitment fees incurred on the CP Funding Facility were $122 and $443, respectively.

Revolving Credit Facility

In December 2005, we entered into a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), under which, as amended, the lenders agreed to extend credit to the Company.  On January 22, 2010, we entered into an agreement to amend and restate the Revolving Credit Facility. The amendment and restatement of the Revolving Credit Facility, among other things, increased the size of the facility from $525,000 to $690,000 (comprised of $615,000 in commitments on a stand-alone basis and an additional $75,000 in commitments contingent upon the closing of the Allied Acquisition), extended the maturity date from December 28, 2010 to January 22, 2013 and modified pricing.  The Revolving Credit Facility also includes an “accordion” feature that allows, under certain circumstances, to increase the size of the facility to a maximum of $1,050,000.  During the three months ended June 30, 2010, we exercised this “accordion” feature and increased the size of the facility by $60,000 to bring the total facility size to $750,000 (see Note 17). As of June 30, 2010, there was $153,000 outstanding under the Revolving Credit Facility and the Company continues to be in material compliance with all of the limitations and requirements of the Revolving Credit Facility. As of December 31, 2009, there was $474,144 outstanding under the Revolving Credit Facility.

Prior to January 22, 2010, subject to certain exceptions, pricing on the Revolving Credit Facility was based on LIBOR plus 1.00% or on an “alternate base rate” (which was the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%). After January 22, 2010, subject to certain exceptions, pricing under the Revolving Credit Facility is based on LIBOR plus an applicable spread of between 2.50% and 4.00% or on the “alternate base rate” plus an applicable spread of between 1.50% and 3.00%, in each case, based on a pricing grid depending upon our credit rating. As of and for the three months ended June 30, 2010, the effective LIBOR spread under the Revolving Credit Facility was 3.00%.  As of June 30, 2010, the one, two, three and six month LIBOR was 0.35%, 0.43%, 0.53% and 0.75%, respectively. As of December 31, 2009, the one, two, three and six month LIBOR was 0.23%, 0.24%, 0.25% and 0.43%, respectively. For the three and six months ended June 30, 2010, the average interest rate was 4.67% and 3.92%, respectively, the average outstanding balance was $293,902 and $309,523, respectively, the interest expense incurred was $3,431 and $6,063, respectively. For the three and six months ended June 30, 2009, the average interest rate was 1.83% and 2.19%, respectively, the average outstanding balance was $423,069 and $457,590, respectively, and the interest expense incurred was $1,939 and $5,012, respectively. Cash paid for interest expense in respect of the revolving credit facility during the six months ended June 30, 2010 and 2009 was $5,959 and $6,311, respectively.

Additionally, we are required to pay a commitment fee of 0.50% on any unused portion of the Revolving Credit Facility.  For the three and six months ended June 30, 2010, the commitment fees incurred were $789 and $1,491, respectively. For the three and six months ended June 30, 2009, the commitment fees incurred was $101 and $202, respectively.

In connection with the expansion and extension of the Revolving Credit Facility, we paid structuring and arrangement fees totaling $15.6 million.  With certain exceptions, the Revolving Credit Facility is secured by substantially all of the assets in our portfolio (other than investments held by Ares Capital CP under the combined CP Funding Facility and those held as a part of the Debt Securitization, discussed below), which as of June 30, 2010 consisted of 236 investments.

The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. As of June 30, 2010, the Company had $23,357 in standby letters of credit issued through the Revolving Credit Facility. As of December 31, 2009, the Company had $24,000 in standby letters of credit issued through the Revolving Credit Facility.

Debt Securitization

In July 2006, through ARCC Commercial Loan Trust 2006, a vehicle serviced by our wholly owned subsidiary, ARCC CLO 2006 LLC (“ARCC CLO”), we completed a $400,000 debt securitization (the “Debt Securitization”) and issued approximately $314,000 principal amount of asset-backed notes (including an aggregate amount of up to $50,000 of revolving notes, $35,411 of which was drawn down as of June 30, 2010) (the “CLO Notes”) to third parties that are secured by a pool of middle market loans that were purchased or originated by the Company. The CLO Notes are included in the June 30, 2010 consolidated balance sheet. We retained approximately $86,000 of aggregate principal amount of certain BBB and non-rated securities in the Debt Securitization at the time of issuance.

During the six months ended June 30, 2010, we repaid $20,040, $13,360 and $25,952 of the Class A-1-A, Class A-1A VFN and Class A-2A Notes, respectively. During the six months ended June 30, 2009, we repurchased, in several open market transactions, $34,790 of CLO Notes consisting of $14,000 of Class B Notes and $20,790 of Class C Notes for a total purchase price of $8,247. As a result of these purchases, we recognized a $26,543 gain on the extinguishment of debt for the six months ended June 30, 2009. As of June 30, 2010, we held an aggregate principal amount of $120,790 of CLO Notes (the “Retained Notes”), in total. The CLO Notes mature on December 20, 2019, and, as of June 30, 2010, there was $214,400 outstanding under the Debt Securitization (excluding the Retained Notes). The blended pricing of the CLO Notes, excluding fees, is approximately 3-month LIBOR plus 33 basis points.

The classes, amounts, ratings and interest rates (expressed as a spread to LIBOR) of the CLO Notes are as follows:

Class	Amount		Rating (S&P/Moody’s)	LIBOR Spread (basis points)
A-1A	$53,117		AAA/Aaa	25
A-1A VFN	35,411	(1)	AAA/Aaa	28
A-1B	14,000		AAA/Aa2	37
A-2A	46,662		AAA/Aaa	22
A-2B	33,000		AAA/Aa1	35
B	9,000		AA/A1	43
C	23,210		A/Baa3	70
Total	$214,400

(1)           Revolving Notes, in an aggregate amount of up to $50,000.

As of June 30, 2010, there were 43 investments securing the notes. The interest charged under the Debt Securitization is based on 3-month LIBOR, which as of June 30, 2010 was 0.53% and as of December 31, 2009 was 0.25%. For the three and six months ended June 30, 2010, the effective average interest rates were 0.62% and 0.59%, respectively, and we incurred $402 and $783 of interest expense, respectively. For the three and six months ended June 30, 2009, the effective average interest rate was 1.59% and 1.63%, respectively, the average outstanding balance was $279,210 and $289,638, respectively, and the interest expense incurred was $1,107 and $2,356, respectively.

For the six months ended June 30, 2010 and 2009, the cash paid for interest was $774 and $2,629, respectively. The Company is also required to pay a commitment fee of 0.175% for any unused portion of the Class A-1A VFN Notes. For the three and six months ended June 30, 2010, we incurred $3 and $4, respectively, in commitment fees on these notes. There were no commitment fees incurred for the three and six months ended June 30, 2009 on these notes.

Publicly Issued Unsecured Notes Payable

As part of the Allied Acquisition, the Company assumed all outstanding debt obligations of Allied Capital, including Allied Capital’s publicly issued unsecured notes which consisted of 6.625% Notes due on July 15, 2011 (the “2011 Notes”), 6.000% Notes due on April 1, 2012 (the “2012 Notes”) and 6.875% Notes due on April 15, 2047 (the “2047 Notes” and, together with the 2011 Notes and the 2012 Notes, the “Unsecured Notes”).

As of June 30, 2010, the Company had the following outstanding publicly issued Unsecured Notes:

	Outstanding Principal	Carrying Value(1)
2011 Notes	$314,934	$306,408
2012 Notes	190,610	185,572
2047 Notes	230,000	180,705
Total	$735,544	$672,685

(1)                                  Represents the principal amount of the notes less the unaccreted discount initially recorded as a part of the Allied Acquisition

The 2011 Notes and 2012 Notes require payment of interest semi-annually, and all principal is due upon maturity. The Company has the option to redeem these notes in whole or in part, together with a redemption premium, as stipulated in the notes.

The 2047 Notes require payment of interest quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time on or after April 15, 2012, at par and upon the occurrence of certain tax events as stipulated in the notes.

The Company may purchase the Unsecured Notes in the market to the extent permitted by the Investment Company Act.  During the three months ended June 30, 2010, the Company purchased $5,000 principal amount of the 2011 Notes and $5,000 principal amount of the 2012 Notes.  As a result of these transactions, we recognized a realized loss of $383 during the three months ended June 30, 2010.

In accordance with ASC 805-10, the initial carrying value of the Unsecured Notes was equal to the fair value as of April 1, 2010 resulting in an initial unaccreted discount from the principal value of the Unsecured Notes of approximately $65.8 million.  For the three months ended June 30, 2010, we recorded $2,676 of accretion expense related to this discount which was included in “interest and credit facility fees” in the accompanying statement of operations.

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

The following table presents fair value measurements of cash and cash equivalents and investments as of June 30, 2010:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$138,778	$138,778	$—	$—
Investments	$3,794,020	$—	$3,982	$3,790,038

The following tables present changes in investments that use Level 3 inputs for the three and six months ended June 30, 2010:

For the three months ended June 30, 2010
Balance as of March 31, 2010	$2,217,314
Net realized and unrealized gains (losses)	84,054
Net purchases, sales or redemptions (including investments acquired as part of the Allied Acquisition)	1,488,670
Net transfers in and/or out of Level 3	—
Balance as of June 30, 2010	$3,790,038

For the six months ended June 30, 2010
Balance as of December 31, 2009	$2,166,687
Net realized and unrealized gains (losses)	127,899
Net purchases, sales or redemptions (including investments acquired as part of the Allied Acquisition)	1,495,452
Net transfers in and/or out of Level 3	—
Balance as of June 30, 2010	$3,790,038

As of June 30, 2010, the net unrealized loss on the investments that use Level 3 inputs was $76,405.

Following are the carrying and fair values of our debt instruments as of June 30, 2010 and December 31, 2009. For the CP Funding Facility, Revolving Credit Facility and the Debt Securitization, fair value is estimated by discounting remaining payments using applicable current market rates which take into account changes in the Company’s marketplace credit ratings.  For the Unsecured Notes, fair value is determined by using the quoted market prices.

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
CP Funding Facility	$204,853	$204,853	$221,569	$226,000
Revolving Credit Facility	153,000	153,000	474,144	447,000
Debt Securitization	214,400	170,160	273,752	217,000
2011 Notes (principal amount outstanding of $314,934)	306,408	318,871	—	—
2012 Notes (principal amount outstanding of $190,610)	185,572	192,873	—	—
2047 Notes (principal amount outstanding of $230,000)	180,705	178,480	—	—
	$1,244,938	$1,218,237	$969,465	$890,000

9.                               RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, we bear all costs and expenses of the operation of the Company and reimburse the investment adviser for certain of such costs and expenses incurred in the operation of the Company. For the three and six months ended June 30, 2010, the investment adviser incurred such expenses totaling $847 and $1,532, respectively. For the three and six months ended June 30, 2009, the investment adviser incurred such expenses totaling $527 and $944, respectively. As of June 30, 2010, $93 was unpaid and such payable is included in “accounts payable and accrued expenses” in the accompanying consolidated balance sheet.

We rent office space directly from a third party pursuant to a lease that expires on February 27, 2011. In addition, we have entered into a sublease agreement with Ares Management whereby Ares Management subleases approximately 25% of our office space for a fixed rent equal to 25% of the basic annual rent payable by us under this lease, plus certain additional costs and expenses. For the three and six months ended June 30, 2010, such amounts payable to the Company totaled $561 and $686, respectively. For the three and six months ended June 30, 2009, such amounts payable to the Company totaled $67 and $134, respectively. As of June 30, 2010, there were no unpaid amounts.

We recently entered into a new long-term office lease pursuant to which we will lease new office facilities from a third party. We also entered into separate subleases with Ares Management and IHAM (as defined in Note 10) for their respective use of the new office space.

As of June 30, 2010, Ares Investments LLC, an affiliate of Ares Management (the sole member of our investment adviser) owned 2,859,882 shares of the Company’s common stock, representing approximately 1.5% of the total shares outstanding as of June 30, 2010.

See Notes 3 and 10 for descriptions of other related party transactions.

10.                        IVY HILL ASSET MANAGEMENT, L.P. AND OTHER MANAGED FUNDS

In November 2007, we established Ivy Hill Asset Management, L.P. (“IHAM”) to serve as a manager for Ivy Hill Middle Market Credit Fund, Ltd. (“Ivy Hill I”), an unconsolidated investment vehicle focusing on investments in middle market loans. From inception until the second quarter of 2009, IHAM’s financial results were consolidated with those of the Company. In June 2009, because of a shift in activity from being primarily a manager, with no dedicated employees, of funds in which the Company has invested debt and equity, to a manager with investment professionals dedicated to managing an increasing number of third party funds, we concluded that GAAP requires the financial results of IHAM to be reported as a portfolio company in our schedule of investments rather than as a consolidated subsidiary in the Company’s financial results. The Company made an initial equity investment of $3,816 into IHAM in June 2009. As of June 30, 2010, our total investment in IHAM at fair value was $105,044 with an unrealized gain of $19,620.

IHAM receives a 0.50% management fee on the average total assets of Ivy Hill I as compensation for managing Ivy Hill I. For the three and six months ended June 30, 2009, the Company earned $395 and $883, respectively, in management fees from IHAM’s management of Ivy Hill I prior to IHAM’s conversion to a portfolio company in June 2009. Ivy Hill I primarily invests in first and second lien bank debt of middle market companies. Ivy Hill I was initially funded with $404,000 of capital including a $56,000 investment by the Company, consisting of $40,000 of Class B notes and $16,000 of subordinated notes. For the three and six months ended June 30, 2010, the Company earned $1,724 and $3,485, respectively, from its investments in Ivy Hill I. For the three and six months ended June 30, 2009, the Company earned $1,369 and $3,022, respectively, from its investments in Ivy Hill I.

Ivy Hill I purchased investments from the Company of $8,000 during the six months ended June 30, 2010, and may from time to time purchase additional investments from the Company. Any such purchases require approval by third parties unaffiliated with the Company or IHAM. There was no gain or loss recognized by the Company on these transactions.

In November 2008, the Company established a second middle market credit fund, Ivy Hill Middle Market Credit Fund II, Ltd. (“Ivy Hill II” and, together with Ivy Hill I and Ivy Hill SDF (as defined below), the “Ivy Hill Funds”), which is also managed by IHAM. IHAM receives a 0.50% management fee on the average total assets of Ivy Hill II as compensation for managing this fund. Ivy Hill II primarily invests in second lien and subordinated bank debt of middle market companies. Ivy Hill II was established with an initial commitment of $250,000 of subordinated notes, of which $125,000 has been funded, and may grow over time with leverage. Ivy Hill II purchased $86,500 of investments from the Company during the six months ended June 30, 2010 and may from time to time purchase additional investments from the Company. Any such purchases require approval by third parties unaffiliated with the Company or IHAM. A loss of $1,218 was recorded on these transactions. For the three and six months ended June 30, 2009, the Company earned $274 and $353, respectively, in management fees from IHAM’s management of Ivy Hill II prior to IHAM’s conversion to a portfolio company in June 2009.

In December 2009, the Company made an incremental cash investment of approximately $33 million in IHAM to facilitate IHAM’s acquisition of Allied Capital’s management rights in respect of, and interests in, the Allied Capital Senior Debt Fund, L.P. (now referred to as Ivy Hill Senior Debt Fund, L.P. or the “Ivy Hill SDF”). The Ivy Hill SDF currently has approximately $222 million of committed capital invested primarily in first lien loans and, to a lesser extent, second lien loans of middle-market companies. IHAM manages the Ivy Hill SDF and receives fee income and is entitled to potential equity distributions in respect of interests that it acquired in the Ivy Hill SDF.

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

In addition to the Ivy Hill Funds and the Knightsbridge Funds, IHAM also serves as the sub-adviser/sub-manager to four other funds: Colts 2005-1 Ltd., Colts 2005-2 Ltd., Colts 2007-1 Ltd. and Firstlight Funding I, Ltd., which is affiliated with our portfolio company, Firstlight Financial Corporation.

For the three and six months ended June 30, 2010, the Company received $1,418 and $1,796, respectively, in distributions from IHAM consisting entirely of dividend income.

Beginning in November 2008, IHAM, was party to a separate services agreement, referred to herein as the “services agreement,” with Ares Capital Management. Pursuant to the services agreement, Ares Capital Management provided IHAM with office facilities, equipment, clerical, bookkeeping and record keeping services, services of investment professionals and others to perform investment advisory, research and related services, services of, and oversight of, custodians, depositories, accountants, attorneys, underwriters and such other persons in any other capacity deemed to be necessary. Under the services agreement, IHAM reimbursed Ares Capital Management for all of the costs associated with such services, including Ares Capital Management’s allocable portion of overhead and the cost of its officers and respective staff in performing its obligations under the services agreement. The services agreement was terminated effective June 30, 2010 and replaced with a different services agreement between IHAM and our administrator.  Prior to IHAM’s conversion to a portfolio company in June 2009, for the three and six months ended June 30, 2009, IHAM incurred such expenses payable to Ares Capital Management of $282 and $538, respectively.

In October 2009, we completed our acquisition of Allied Capital’s subordinated interests in the Senior Secured Loan Fund for $165 million. The Senior Secured Loan Fund was formed in December 2007 to invest in “unitranche” loans (loans that combine both senior and subordinated debt, generally in a first lien position) of middle-market companies and has approximately $3.6 billion of total committed capital, approximately $915 million in aggregate principal amount of which is currently funded. Of the $2.7 billion of unfunded committed capital, approximately $340 million would be funded by the Company. Our investment entitles us to a coupon of LIBOR plus 8.0% plus a portion of the excess cash flow from the loan portfolio as well as certain other sourcing and management fees. Together with GE Commercial Finance Investment Advisory Services LLC, we serve as co-managers of the Senior Secured Loan Fund for which we receive a management fee. As of June 30, 2010, the Senior Secured Loan Fund’s portfolio consisted of $1.0 billion of loans at par among 12 different issuers. For the three and six months ended June 30, 2010, we earned $982 and $1,850, respectively, in management fees and $10,018 and $17,254, respectively, in interest income from the Senior Secured Loan Fund.

In addition, we manage an unconsolidated fund, AGILE Fund I, LLC, and our wholly owned subsidiary A.C. Corporation manages three unconsolidated loan funds: Emporia Preferred Funding I, Ltd., Emporia Preferred Funding II, Ltd. and Emporia Preferred Funding III, Ltd.

11.                        DERIVATIVE INSTRUMENTS

In October 2008, we entered into a two-year interest rate swap agreement to mitigate our exposure to adverse fluctuations in interest rates for a total notional amount of $75 million. Under the interest rate swap agreement, we will pay a fixed interest rate of 2.985% and receive a floating rate based on the prevailing three-month LIBOR. As of June 30, 2010 and December 31, 2009, the 3-month LIBOR was 0.53% and 0.25%, respectively. For the three and six months ended June 30, 2010, we recognized $560 and $893, respectively, in unrealized appreciation related to this swap agreement. As of June 30, 2010 and December 31, 2009, this swap agreement had a fair value of $(848) and $(1,741), respectively, which is included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

12.                        STOCKHOLDERS’ EQUITY

The following table summarizes the total shares issued and proceeds we received net of underwriter and offering costs for offerings closed during the six months ended June 30, 2010 (dollar amounts in millions, except per share data):

	Shares issued	Offering price per share	Proceeds net of underwriting and offering costs
February 2010 public offering	22,957,993	$12.75	$277.0
Total for the six months ended June 30, 2010	22,957,993		$277.0

In connection with the Allied Acquisition, on April 1, 2010, we issued 58,492,537 shares valued at approximately $872.7 million.  There were no sales of equity securities during the six months ended June 30, 2009.

13.                        DIVIDENDS

The following table summarizes our dividends declared during the six months ended June 30, 2010 and 2009 (in millions, except per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount
May 10, 2010	June 15, 2010	June 30, 2010	$0.35	$67.1
February 25, 2010	March 15, 2010	March 31, 2010	$0.35	$46.5
Total declared for the six months ended June 30, 2010			$0.70	$113.6

May 7, 2009	June 15, 2009	June 30, 2009	$0.35	$34.1
March 2, 2009	March 16, 2009	March 31, 2009	$0.42	$40.8
Total declared for the six months ended June 30, 2009			$0.77	$74.9

During the six months ended June 30, 2009, as part of the Company’s dividend reinvestment plan (the “DRIP”) for our common stockholders, we purchased 1,209,869 shares of our common stock at an average price of $5.94 per share in the open market in order to satisfy part of the reinvestment aspect of the DRIP. There were no purchases of shares of our common stock by the Company during the six months ended June 30, 2010.

14.                        FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the six months ended June 30, 2010 and 2009:

	For the six months ended
Per Share Data:	June 30, 2010	June 30, 2009
Net asset value, beginning of period(1)	$11.44	$11.27

Issuance of common stock	1.14	—

Effect of antidilution	(0.34)	—

Net investment income for period(2)	0.51	0.63

Gain on the acquisition of Allied Capital Corporation	1.24	—

Net realized and unrealized gains for period(2)	0.82	0.09

Net increase in stockholders’ equity resulting from operations	2.57	0.72

Distributions from net investment income	(0.70)	(0.65)

Distributions from net realized capital gains on securities	—	(0.13)

Total distributions to stockholders	(0.70)	(0.78)

Net asset value at end of period(1)	$14.11	$11.21

Per share market value at end of period	$12.53	$8.06
Total return based on market value(3)	6.27%	39.65%
Total return based on net asset value(4)	21.00%	6.37%
Shares outstanding at end of period	192,167,337	97,152,820
Ratio/Supplemental Data:
Net assets at end of period	$2,711,273	$1,088,722
Ratio of operating expenses to average net assets(5)(6)	10.85%	9.77%
Ratio of net investment income to average net assets(5)(7)	8.29%	11.52%
Portfolio turnover rate(5)	70%	17%

(1) The net assets used equals the total stockholders’ equity on the consolidated balance sheets.

(2) Weighted average basic per share data.

(3) For the six months ended June 30, 2010, the total return based on market value equals the increase of the ending market value at June 30, 2010 of $12.53 per share over the ending market value at December 31, 2009 of $12.45 per share, plus the declared dividend of $0.70 per share for the six months ended June 30, 2010, divided by the market value at December 31, 2009. For the six months ended June 30, 2009, the total return based on market value equals the decrease of the ending market value at June 30, 2009 of $8.06 per share over the ending market value at December 31, 2008 of $6.33 per share, plus the declared dividend of $0.77 per share for the six months ended June 30, 2009, divided by the market value at December 31, 2008. Total return based on market value is not annualized. The Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4) For the six months ended June 30, 2010, the total return based on net asset value equals the change in net asset value during the period plus the declared dividends of $0.70 per share for the six months ended June 30, 2010, divided by the beginning net asset value at January 1, 2010. For the six months ended June 30, 2009, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.77 per share for the three months ended June 30, 2009, divided by the beginning net asset value at January 1, 2009. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan and the issuance of common stock in connection with any equity offerings. Total return based on net asset value is not annualized. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5) The ratios reflect an annualized amount.

(6) For the six months ended June 30, 2010, the ratio of operating expenses to average net assets consisted of 2.05% of base management fees, 2.36% of incentive management fees, 3.24% of the cost of borrowing and other operating expenses of 3.20%. For the six months ended June 30, 2009, the ratio of operating expenses to average net assets consisted of 2.78% of base management fees, 2.87% of incentive management fees, 2.39% of the cost of borrowing and other operating expenses of 1.74%. These ratios reflect annualized amounts.

(7) The ratio of net investment income to average net assets excludes income taxes related to realized gains.

15.                        ALLIED ACQUISITION

On October 26, 2009, we entered into a definitive agreement to acquire Allied Capital in an all stock transaction.  On April 1, 2010, we completed the Allied Acquisition by acquiring the outstanding shares of Allied Capital in exchange for shares of our common stock in a transaction valued at approximately $908 million as of the closing date.  Concurrently with the completion of the Allied Acquisition, we assumed and then repaid in full the $137 million of remaining amounts outstanding on Allied Capital’s $250 million senior secured term loan.  We also assumed all of Allied Capital’s other outstanding debt obligations, including approximately $745 million in principal amount of Allied Capital’s Unsecured Notes.

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

The Allied Acquisition was accounted for in accordance with the acquisition method of accounting as detailed in ASC 805-10 (previously SFAS No. 141(R)), Business Combinations. The acquisition method of accounting requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity based on their fair values as of the date of acquisition. As described in more detail in ASC 805-10, if the total acquisition date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred, the excess will be recognized as a gain. Upon completion of our determination of the fair value of Allied Capital’s identifiable net assets as of April 1, 2010, the fair value of such net assets exceeded the fair value of the consideration transferred, thereby, resulting in the recognition of a gain.  The valuation of the investments acquired as part of the Allied Acquisition was done in accordance with Ares Capital’s valuation policy (see Notes 2 and 8).

Following is the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the Allied Acquisition:

Common stock issued	$872,727
Payments to holders of “in-the-money” Allied Capital stock options	35,011 (1)
Total purchase price	$907,738
Assets acquired:
Investments	$1,833,766
Cash and cash equivalents	133,548
Other assets	80,078
Total assets acquired	2,047,392
Debt and other liabilities assumed	(943,778)
Net assets acquired	1,103,614
Gain on acquisition of Allied Capital	(195,876)
$907,738

(1)                                 Represents cash payment for holders of any “in-the-money” Allied Capital stock options that elected to receive cash.

The following unaudited pro forma condensed combined financial information does not purport to be indicative of actual financial position or results of our operations had the Allied Acquisition actually been consummated at the beginning of each period presented.  Certain one-time charges have been eliminated. For the three and six months ended June 30, 2010, we recognized $12,534 and $16,323, respectively, in professional fees and other costs related to the Allied Acquisition. The pro forma adjustments reflecting the allocation of the purchase price of Allied Capital and the gain of $195,876 recognized on the Allied Acquisition have been eliminated from all periods presented.  The pro forma condensed combined financial information does not reflect the potential impact of possible synergies and does not reflect any impact of additional accretion which would have been recognized on the transaction, except for that which was recorded after the transaction was consummated on April 1, 2010.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Total investment income	$121,590	$143,741	$242,192	$294,439
Net investment income	$62,075	$46,315	$100,995	$98,200
Net increase in stockholders’ equity resulting from operations	$146,812	$1,824	$197,179	$(314,641)
Net increase in stockholders’ equity resulting from operations per share	$0.77	$0.01	$1.05	$(2.03)

Prior to the completion of the Allied Acquisition, but subsequent to October 26, 2009, the date we entered into a definitive agreement to acquire Allied Capital, we purchased $340 million of assets from Allied Capital in arm’s length transactions.  Additionally, during the same period of time, IHAM purchased $69 million of assets from Allied Capital, also in arm’s length transactions.

16.                        LITIGATION

A number of lawsuits have been filed in the Maryland state courts and the federal and Superior Court for the District of Columbia by stockholders of Allied Capital challenging the Allied Acquisition. These include: (1) In re Allied Capital Corporation Shareholder Litigation, Case No. 322639V (Circuit Court for Montgomery County, Maryland) (the “Maryland action”); (2) Sandler v. Walton, et al., Case No. 2009 CA 008123 B (Superior Court for the District of Columbia), which was consolidated with Wienecki v. Allied Capital Corporation, et al., Case No. 2009 CA 008541 B (Superior Court for the District of Columbia) (the “D.C. Superior Court action”); and (3) Ryan v. Walton, et al., Case No. 1:10-CV-000145-RMC (United States District Court for the District of Columbia) (the “D.C. Federal Court action”). The suits were filed after the entry by the Company, Allied Capital and ARCC Odyssey Corp. (“Merger Sub”) into the Agreement and Plan of Merger (the “Merger Agreement”) and the announcement of the Allied Acquisition on October 26, 2009, either as putative stockholder class actions, shareholder derivative actions or both. All of the actions asserted similar claims against the members of Allied Capital’s Board of Directors alleging that the Merger Agreement was the product of a flawed sales process and that Allied Capital’s directors breached their fiduciary duties by agreeing to a structure that was not designed to maximize the value of Allied Capital’s stockholders, by failing to adequately value and obtain fair consideration for Allied Capital’s shares and by improperly rejecting competing offers by Prospect Capital Corporation. They also claimed that the Company (and, in several cases, Merger Sub, and, in several other cases, Allied Capital) aided and abetted the directors’ alleged breaches of fiduciary duties. In addition, in Ryan v. Walton, et al., the plaintiffs also alleged violations of Rule 14a-9(a) under the Securities Exchange Act of 1934. All of the actions demanded, among other things, a preliminary and permanent injunction enjoining the merger and rescinding the transaction or any part thereof that may be implemented.

On March 2, 2010, the plaintiffs in the Maryland action, Allied Capital and the Company reached an agreement in principle to settle the Maryland action on terms and conditions substantially similar to those set forth in a Stipulation of Settlement dated March 17, 2010. Although the Company and Allied Capital believed that the disclosures already provided were thorough and complete, in connection with the settlement we and Allied Capital agreed to make certain additional disclosures that are contained in the Supplement to the Joint Proxy Statement, dated March 8, 2010, and to pay counsel for the plaintiffs in the Maryland action certain of their fees and expenses. The settlement is subject to final settlement documentation and approval by the Maryland court, after, among other things, notice is provided to the stockholders of Allied Capital.

On March 19, 2010, the plaintiffs in the D.C. Federal Court action, Allied Capital and the Company reached an agreement in principle to settle the D.C. Federal Court action. On April 15, 2010, the plaintiffs in the D.C. Superior Court action, Allied Capital and Ares Capital reached an agreement in principle to settle the D.C. Superior Court action. The D.C. Federal Court action and the D.C. Superior Court action were stayed on March 22, 2010 and March 26, 2010, respectively, in contemplation of dismissal with prejudice once the settlement of the Maryland action has been finally approved by the Maryland court. The parties to the Maryland action, the D.C. Federal Court action, and the D.C. Superior Court action have entered into, and filed with the Maryland court on May 25, 2010, an Amended Stipulation of Settlement, which provides for, among other things, settlement of all these actions.

We and the other defendants have vigorously denied all liability with respect to the facts and claims alleged in the actions. The settlements described above with counsel for these plaintiffs is not, and should not be construed as, an admission of wrongdoing or liability by any defendant. The parties considered it desirable that the actions be settled to avoid the expense, risk, inconvenience and distraction of continued litigation and to fully resolve the settled claims.

In addition, the Company is party to certain lawsuits in the normal course of business.  Furthermore, third parties may try to seek to impose liability on Ares Capital in connection with the activities of its portfolio companies.  While the outcome of any such open legal proceedings cannot at this time be predicted with certainty, the Company does not expect these matters will materially affect its financial condition or results of operations.

17.                        SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the six months ended June 30, 2010, except as disclosed below.

On July 29, 2010, the Maryland court issued an order approving the settlement and dismissing all claims against the defendants in the Maryland action. On August 3, 2010, the D.C. Federal Court dismissed the D.C. Federal Court action.  In addition, under the terms of the order issued in the Maryland action, the D.C. Superior Court action is expected to be dismissed.

On August 4, 2010, we exercised the “accordion” feature of the Revolving Credit Facility and increased the size of the facility by $25 million, bringing the total amount available for borrowing under the Revolving Credit Facility to $775 million.

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

•                  our ability to successfully integrate our business and Allied Capital’s business;

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

Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first and second lien senior loans and mezzanine debt, which in some cases includes an equity component like warrants. To a lesser extent, we also make equity investments. Each of our equity investments has generally been less than $20 million, but may grow with our capital availability, and is usually made in conjunction with loans we make to these portfolio companies. Also, as a result of the Allied Acquisition, Allied Capital’s equity investments, including equity investments larger than those we have traditionally made and equity investments pursuant to which Allied Capital controlled a particular portfolio company, became part of our portfolio. We intend to actively seek opportunities over time to dispose of certain of these investments and rotate them into higher-yielding first and second lien senior loans and mezzanine debt investments. However, there can be no assurance that this strategy will be successful.

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

Allied Acquisition

On April 1, 2010, we consummated the Allied Acquisition, an all stock merger where each existing share of common stock of Allied Capital was exchanged for 0.325 shares of our common stock.  The Allied Acquisition was valued at approximately $908 million as of April 1, 2010.  In connection therewith, we issued approximately 58.5 million shares of our common stock to Allied Capital’s then-existing stockholders, thereby resulting in our then-existing stockholders owning approximately 69% of the combined company and then-existing Allied Capital stockholders owning approximately 31% of the combined company. Accordingly, although information presented herein as of and for the three and six months ended June 30, 2010 does include the results of operations and financial condition of the combined company, information presented herein as of and for the three and six months ended June 30, 2009 relates solely to Ares Capital, as it existed before the Allied Acquisition.

PORTFOLIO AND INVESTMENT ACTIVITY

(in millions, except number of new investment commitments, terms and percentages)

	Three months ended
	June 30, 2010	June 30, 2009
New investment commitments (1) (4):
New portfolio companies	$251.1	$8.6
Existing portfolio companies	158.8	34.5
Total new investment commitments	409.9	43.1
Less:
Investment commitments exited (4)	530.3	81.4
Net investment commitments (4)	$(120.4)	$(38.3)
Principal amount of investments purchased excluding investments acquired as part of the Allied Acquisition:
Senior term debt	$166.3	$63.0
Senior subordinated debt	70.9	—
Senior Secured Loan Fund LLC	33.1	—
Equity and other	5.2	6.5
Total	$275.5	$69.5
Principal amount of investments sold or repaid excluding investments acquired as part of the Allied Acquisition:
Senior term debt	$365.6	$82.5
Senior subordinated debt	81.4	4.0
Senior Secured Loan Fund LLC	6.8	—
Equity and other	4.4	0.2
Total	$458.2	$86.7
Principal amount of investments acquired as part of the Allied Acquisition:
Senior term debt	$661.1	$—
Senior subordinated debt	746.6	—
Collateralized loan obligations	114.3	—
Commercial real estate	41.0	—
Equity and other	270.8	—
Total	$1,833.8	$—
Principal amount of investments acquired as a part of the Allied Acquisition sold or repaid:
Senior term debt	$57.7	$—
Senior subordinated debt	71.1	—
Collateralized loan obligations	1.8	—
Equity and other	31.1	—
Total	$161.7	$—
Number of new investment commitments (2) (4)	13	9
Average new investment commitments amount (4)	$31.5	$4.8
Weighted average term for new investment commitments (in months) (4)	31	49
Percentage of new investment commitments at floating rates (4)	50%	74%
Percentage of new investment commitments at fixed rates (4)	47%	12%
Weighted average yield of debt and income producing securities at fair value funded during the period (3) (4)	14.17%	8.65%
Weighted average yield of debt and income producing securities at amortized cost funded during the period (3) (4)	14.03%	8.89%
Weighted average yield of debt and income producing securities at fair value sold or repaid during the period (3) (4)	13.32%	7.85%
Weighted average yield of debt and income producing securities at amortized cost sold or repaid during the period (3) (4)	13.37%	7.76%
Weighted average yield of debt and income producing securities acquired as a part of the Allied Acquisition at fair value and amortized cost (3)	13.96%	—%
Weighted average yield of debt and income producing securities acquired as a part of the Allied Acquisition at fair value sold or repaid during the period (3)	11.73%	—%
Weighted average yield of debt and income producing securities acquired as a part of the Allied Acquisition at amortized cost sold or repaid during the period (3)	11.70%	—%

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

(4)         Excludes investments acquired as a part of the Allied Acquisition on April 1, 2010.

The investment adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our investment adviser grades the risk of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e. at the time of acquisition), although it may also take into account under certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. Under this system, investments with a grade of 4 involve the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit. Investments graded 3 involve a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 3. Investments graded 2 indicate that the risk to our ability to recoup the cost of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non- compliance with debt covenants; however, payments are generally not more than 120 days past due. An investment grade of 1 indicates that the risk to our ability to recoup the cost of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 1, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 1, it is not anticipated that we will be repaid in an amount equal to our full initial cost basis. For investments graded 1 or 2, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.

Ares Capital assigned a fair value as of April 1, 2010 to each of the portfolio investments acquired in connection with the Allied Acquisition.  Grades on each investment were initially assessed a grade of 3 (i.e., generally the grade we assign a portfolio company at acquisition), reflecting the relative risk to our initial cost basis of such investments.  The initial cost basis of each investment acquired in connection with the Allied Acquisition was equal to the fair value of such investment as of April 1, 2010. Many of these portfolio investments were assigned a fair value reflecting a significant discount to Allied Capital’s cost basis at the time of Allied Capital’s origination or acquisition.  It is important to note that our grading system does not take into account factors or events in respect of the period from when Allied Capital originated or acquired such portfolio investments or the current status of these portfolio investments in terms of compliance with debt facilities, financial performance and similar factors.  Rather, it is only intended to measure risk from the time that Ares Capital acquired the portfolio investment in connection with the Allied Acquisition. Accordingly, it is possible that the grade of certain of these portfolio investments may be reduced or increased in the future.

Set forth below is the distribution of our portfolio companies as of June 30, 2010 and December 31, 2009 (dollar amounts in thousands).

	June 30, 2010			December 31, 2009
	Fair Value		Number of Companies	Fair Value	Number of Companies
Grade 1	$18,387		9	$7,170	8
Grade 2	75,818		5	154,509	9
Grade 3	3,554,333	(1)	168	1,796,641	70
Grade 4	145,482		6	213,494	8
	$3,794,020		188	$2,171,814	95

(1)                                Includes investments acquired in the Allied Acquisition, which were all included in Grade 3 (as discussed above) of $1.7 billion, including 99 companies.

As of June 30, 2010, the weighted average grade of the investments in our portfolio (excluding investments acquired in connection with the Allied Acquisition), the investments in our portfolio acquired in connection with the Allied Acquisition and the investments in our portfolio as a whole was each 3.0.   The weighted average grade of the investments in our portfolio as of December 31, 2009 was 3.0.

As of June 30, 2010:

•                  2.3% of our investments (excluding investments acquired in connection with the Allied Acquisition) at amortized cost (0.2% at fair value) were on non-accrual status;

•                  7.1% of our investments acquired in connection with the Allied Acquisition at amortized cost (7.4% at fair value) were on non-accrual status; and

•                  9.4% at amortized cost (or 7.6% at fair value) of the investments in our portfolio as a whole were on non-accrual status.

As of December 31, 2009, 2.5% of our investments at amortized cost (or 0.5% at fair value) were on non-accrual status.

The weighted average yields of the following portions of our portfolio as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Debt and income producing securities	13.39%	13.40%	12.67%	12.08%
Debt and income producing securities for investments acquired as part of the Allied Acquisition	13.90%	14.29%	—%	—%
Total portfolio	10.12%	9.91%	11.19%	10.23%
Senior term debt	9.87%	9.50%	11.42%	10.62%
Senior subordinated debt	13.08%	12.64%	13.74%	12.47%
Senior Secured Loan Fund LLC	19.94%	21.22%	17.00%	17.00%
Income producing equity securities	17.68%	22.16%	9.61%	10.52%
First lien senior term debt	9.33%	9.36%	10.67%	10.38%
Second lien senior term debt	12.47%	10.05%	12.92%	11.06%

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2010 and 2009

Operating results for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	For the three months ended		For the six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Total investment income	$121,590	$59,111	$188,100	$115,127
Total expenses	71,363	27,085	106,330	52,870
Net investment income before income taxes	50,227	32,026	81,770	62,257
Income tax expense (benefit), including excise tax	686	78	524	109
Net investment income	49,541	31,948	81,246	62,148
Net realized gains (losses) from investments	11,924	(741)	7,043	23,967
Net unrealized gains (losses) from investments	72,813	3,546	122,404	(16,328)
Gain from acquisition of Allied Capital	195,876	—	195,876	—
Net increase in stockholders’ equity resulting from operations	$330,154	$34,753	$406,569	$69,787

Net income can vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and unrealized appreciation and depreciation.  As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

For the three months ended June 30, 2010, total investment income increased $62.5 million, or 106%, to $121.6 million from $59.1 million for the comparable period in 2009.  For the three months ended June 30, 2010, total investment income primarily consisted of $104.1 million in interest income from investments, $7.7 million in capital structuring service fees, $4.1 million in management fees and $3.4 million in dividend income. Interest income from investments increased $50.1 million, or 93%, to $104.1 million for the three months ended June 30, 2010 from $54.0 million for the comparable period in 2009.  The increase in interest income from investments was primarily due to the increase in investments and largely due to the investments acquired as part of the Allied Acquisition, as the average investments at fair value increased from $2.0 billion for the three months ended June 30, 2009 to $3.0 billion for the three months ended June 30, 2010.  Interest income from investments acquired as part of the Allied Acquisition was approximately $43.6 million for the three months ended June 30, 2010.   Capital structuring service fees increased $7.1 million, or 1,176%, to $7.7 million for the three months ended June 30, 2010 from $0.6 million for the comparable period in 2009. The increase in capital structuring service fees was primarily due to the increase in new investment commitments for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Management fees increased $2.2 million, or 119%, to $4.1 million for the three months ended June 30, 2010 from $1.9 million for the comparable period in 2009.  The increase in management fees was primarily related to $2.9 million in management fees related to the investments and management contracts acquired as part of the Allied Acquisition as well as management fees earned related to the Senior Secured Loan Fund LLC (the “Senior Secured Loan Fund”).

For the six months ended June 30, 2010, total investment income increased $73.0 million, or 63%, to $188.1 million from $115.1 million for the comparable period in 2009.  For the six months ended June 30, 2010, total investment income primarily consisted of $165.6 million in interest income from investments, $9.8 million in capital structuring service fees, $5.6 million in management fees and $3.9 million in dividend income. Interest income from investments increased $59.3 million, or 56%, to $165.6 million for the six months ended June 30, 2010 from $106.3 million for the comparable period in 2009.  The increase in interest income from investments was primarily due to the increase in investments and largely due to the investments acquired as part of the Allied Acquisition, as the average investments at fair value increased from $2.2 billion for the six months ended June 30, 2009 to $2.6 billion for the six months ended June 30, 2010.  Interest income from investments acquired as part of the Allied Acquisition were approximately $43.6 million for the six months ended June 30, 2010.  Capital structuring service fees increased $7.9 million, or 430%, to $9.8 million for the six months ended June 30, 2010 from $1.8 million for the comparable period in 2009. The increase in capital structuring service fees was primarily due to the increase in new investment commitments for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. Management fees increased $3.0 million, or 116%, to $5.6 million for the six months ended June 30, 2010 from $2.6 million for the comparable period in 2009.  The increase in management fees was primarily related to $2.9 million in management fees related to the investments and management contracts acquired as part of in the Allied Acquisition as well as management fees earned related to the Senior Secured Loan Fund.

Operating Expenses

For the three months ended June 30, 2010, total expenses increased $44.3 million, or 163%, to $71.4 million from $27.1 million for the comparable period in 2009. Interest expense and credit facility fees increased $16.8 million, or 267%, to $23.1 million for the three months ended June 30, 2010 from $6.3 million for the comparable period in 2009, primarily due to the additional interest expense incurred for the three months ended June 30, 2010 on the Unsecured Notes assumed in the Allied Acquisition of $15.0 million.  Base and incentive management fees increased $11.2 million, or 74%, to $26.7 million from $15.4 million in total for the comparable period in 2009, primarily due to the increase in investments and the related interest income on those investments as a result of the Allied Acquisition, partially offset by an increase in interest expense related to the assumption of the Unsecured Notes in the Allied Acquisition.   For the three months ended June 30, 2010, the Company also incurred $12.5 million in professional fees and other costs related to the Allied Acquisition that were not incurred in the comparable period in 2009.

For the six months ended June 30, 2010, total expenses increased $53.4 million, or 101%, to $106.3 million from $52.9 million for the comparable period in 2009. Interest expense and credit facility fees increased $18.8 million, or 146%, to $31.7 million for the six months ended June 30, 2010 from $12.9 million for the comparable period in 2009, primarily due to the additional interest expense incurred for the six months ended June 30, 2010 on the Unsecured Notes assumed in the Allied Acquisition of $15.0 million.    For the six months ended June 30, 2010, the Company also incurred $16.3 million in professional fees and other costs related to the Allied Acquisition that were not incurred in the comparable period in 2009.  Base and incentive management fees increased $12.7 million, or 42%, to $43.3 million from $30.5 million in total for the comparable period in 2009, primarily due to the increase in investments and the related interest income on those investments as a result of the Allied Acquisition.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended June 30, 2010, the Company recorded no amounts for U.S. Federal excise tax.  For the three months ended June 30, 2009, the Company recorded no amounts for U.S. Federal excise tax.  For the six months ended June 30, 2009, the Company recognized $0.1 million of benefits for U.S. Federal excise tax.

Certain of our subsidiaries are subject to U.S. Federal and state income taxes. For the three and six months ended June 30, 2010, we recorded a tax expense of $0.7 million and $0.5 million, respectively, for these subsidiaries, and for the three and six months ended June 30, 2009, we recorded a tax expense of approximately $0.1 million and $0.1 million, respectively, for these subsidiaries.

Net Unrealized Gains/Losses

For the three months ended June 30, 2010, the Company had net unrealized gains of $72.8 million, which were primarily comprised of $125.5 million in unrealized appreciation, $43.3 million in unrealized depreciation and $9.4 million related to the reversal of prior period net unrealized appreciation. Of the total net unrealized gains for the three months ended June 30, 2010, $46.3 million were related to investments acquired as part of the Allied Acquisition, which were primarily comprised of $73.1 million in unrealized appreciation and $26.8 million in unrealized depreciation.  The most significant changes in net unrealized appreciation and depreciation for the total portfolio (excluding the reversal of prior period net unrealized appreciation) during the three months ended June 30, 2010 were as follows (in millions):

For the three months ended June 30, 2010
Portfolio Company	Net Unrealized Appreciation (Depreciation)
Senior Secured Loan Fund LLC (1)	$8.7
Ivy Hill Asset Management, L.P. (1)	5.9
Component Hardware Group, Inc.	5.6
S.B. Restaurant Company	5.2
Air Medical Group Holdings LLC	4.8
Callidus Debt Partners CLO Fund VI, Ltd.	4.7
Callidus MAPS CLO Fund I, LLC	4.5
Stag-Parkway, Inc.	4.5
Callidus MAPS CLO Fund II, LLC	4.4
BenefitMall Holdings, Inc.	4.1
Callidus Debt Partners CLO Fund VII, Ltd.	4.0
DSI Renal, Inc.	3.9
Promo Works, LLC	3.8
Woodstream Corporation	3.6
Tradesmen International, Inc.	3.4
Callidus Debt Partners CLO Fund III, Ltd.	3.2
Instituto de Banca y Comercio, Inc.	2.6
Canon Communications LLC	2.4
Callidus Debt Partners CLO Fund IV, Ltd.	2.3
Things Remembered, Inc.	2.3
Dryden XVIII Leveraged Loan 2007 Limited	2.2
Industrial Container Services, LLC	2.2
Network Hardware Resale LLC	1.9
Callidus Debt Partners CLO Fund V, Ltd.	1.7
Allied Capital Venture Fund	1.4
Coverall North America, Inc.	1.4
NPH, Inc	1.3
Fidus Mezzanine Capital, L.P.	1.3
OTG Management, Inc.	1.3
eInstruction Corporation	1.2
Apogee Retail LLC	1.2
Financial Pacific Company	1.2
Web Services Company, LLC	1.1
Bumble Bee Foods, LLC	1.1
Carador PLC	1.1
MPBP Holdings, Inc.	(1.1)
Pangaea CLO 2007-1 Ltd.	(1.2)
Huddle House Inc.	(1.7)
Tranzact Holdings LLC	(1.7)
Distant Lands Trading Co.	(1.8)
InSight Pharmaceuticals Corporation	(1.8)
Ciena Capital LLC	(1.9)
Crescent Hotels & Resorts, LLC	(2.4)
Border Foods, Inc.	(2.6)
Aquila Binks Forest Development, LLC	(2.8)
PENN Detroit Diesel Allison LLC	(2.9)
FirstLight Financial Corporation	(3.1)
The Step2 Company, LLC	(3.5)
Knightsbridge CLO 2007-1 Ltd. (1)	(3.5)
Knightsbridge CLO 2008-1 Ltd. (1)	(3.6)
Other	12.3
Total	$82.2

(1)                                  See Note 10 to the consolidated financial statements.

For the three months ended June 30, 2009, the Company had net unrealized gains of $3.5 million, which was primarily comprised of $37.4 million in unrealized depreciation, $40.9 million in unrealized appreciation. The most significant changes in net unrealized appreciation and depreciation during the three months ended June 30, 2009 were as follows (in millions):

For the three months ended June 30, 2009
Portfolio Company	Unrealized Appreciation (Depreciation)
Ivy Hill Asset Management, L.P. (1)	$8.0
Waste Pro USA, Inc.	3.1
DSI Renal, Inc.	2.9
Apple & Eve, LLC	2.7
Capella Healthcare, Inc.	2.6
Best Brands Corp.	2.5
ADF Restaurant Group, LLC	2.1
Booz Allen & Hamilton, Inc.	1.8
Savers, Inc.	1.7
Wyle Laboratories, Inc.	1.4
Encanto Restaurants, Inc.	1.2
Wear Me Apparel, LLC	1.2
Carador PLC	(1.1)
MPBP Holdings, Inc.	(1.3)
Wastequip, Inc.	(1.3)
Vistar Corporation	(1.5)
DirectBuy Investors, LP	(1.5)
Courtside Acquisition Corp.	(1.7)
Vantage Oncology, Inc	(1.8)
Sigma International Group, Inc.	(1.8)
Reflexite Corporation	(2.5)
National Print Group, Inc.	(2.8)
Summit Business Media, LLC	(3.0)
LVCG Holdings LLC	(3.7)
Firstlight Financial Corporation	(10.9)
Other	7.2
Total	$3.5

(1)                                  See Note 10 to the consolidated financial statements.

For the six months ended June 30, 2010, the Company had net unrealized gains of $122.4 million, which was primarily comprised of $183.1 million in unrealized appreciation, $59.9 million in unrealized depreciation and $0.8 million related to the reversal of prior period net unrealized appreciation. Of the total net unrealized gains for the six months ended June 30, 2010, $46.3 million was related to investments acquired as part of the Allied Acquisition, which was primarily comprised of $73.1 million in unrealized appreciation and $26.8 million in unrealized depreciation.  The most significant changes in net unrealized appreciation and depreciation for the total (excluding the reversal of prior period net unrealized depreciation) during the six months ended June 30, 2010 were as follows (in millions):

For the six months ended June 30, 2010
Portfolio Company	Net Unrealized Appreciation (Depreciation)
R3 Education, Inc.	$15.0
Senior Secured Loan Fund LLC (1)	12.3
Ivy Hill Asset Management, L.P. (1)	8.5
Things Remembered, Inc.	7.0
DSI Renal, Inc.	6.3

Component Hardware Group, Inc.	5.6
S.B. Restaurant Company	5.2
Air Medical Group Holdings LLC	4.8
Callidus Debt Partners CLO Fund VI, Ltd.	4.7
Woodstream Corporation	4.7
Callidus MAPS CLO Fund I, LLC	4.5
Stag-Parkway, Inc.	4.5
Callidus MAPS CLO Fund II, LLC	4.4
BenefitMall Holdings, Inc.	4.1
Callidus Debt Partners CLO Fund VII, Ltd.	4.0
Campus Management Corp.	4.0
Promo Works, LLC	3.8
VOTC Acquisition Corp.	3.7
Instituto de Banca y Comercio, Inc.	3.7
Industrial Container Services, LLC	3.4
Tradesmen International, Inc.	3.4
OTG Management, Inc.	3.2
Callidus Debt Partners CLO Fund III, Ltd.	3.2
Canon Communications LLC	2.4
Callidus Debt Partners CLO Fund IV, Ltd.	2.3
Dryden XVIII Leveraged Loan 2007 Limited	2.2
Web Services Company, LLC	2.2
Planet Organic Health Corp.	1.9
Network Hardware Resale LLC	1.9
Vistar Corporation	1.8
Waste Pro USA, Inc.	1.8
Apogee Retail LLC	1.7
Bumble Bee Foods, LLC	1.7
Growing Family, Inc.	1.7
Callidus Debt Partners CLO Fund V, Ltd.	1.7
Carador PLC	1.5
Allied Capital Venture Fund	1.4
The Kenan Advantage Group, Inc.	1.4
Coverall North America, Inc.	1.4
Pillar Holdings LLC	1.4
NPH, Inc	1.3
Fidus Mezzanine Capital, L.P.	1.3
Ivy Hill Middle Market Credit Fund, Ltd.	1.3
eInstruction Corporation	1.2
Financial Pacific Company	1.2
GG Merger Sub I, Inc.	1.2
Pangaea CLO 2007-1 Ltd.	(1.2)
Tranzact Holdings LLC	(1.6)
Huddle House Inc.	(1.7)
Distant Lands Trading Co.	(1.8)
InSight Pharmaceuticals Corporation	(1.8)
Ciena Capital LLC	(1.9)
ADF Restaurant Group, LLC	(2.1)
Crescent Hotels & Resorts, LLC	(2.4)
Border Foods, Inc.	(2.6)
Trivergance Capital Partners, LP	(2.6)
Aquila Binks Forest Development, LLC	(2.8)
PENN Detroit Diesel Allison LLC	(2.9)
The Step2 Company, LLC	(3.5)
Knightsbridge CLO 2007-1 Ltd. (1)	(3.5)
Knightsbridge CLO 2008-1 Ltd. (1)	(3.6)
MPBP Holdings, Inc.	(5.6)
FirstLight Financial Corporation	(6.8)
Other	9.7
Total	$123.2

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

For the six months ended June 30, 2009
Portfolio Company	Unrealized Appreciation (Depreciation)
Apple & Eve, LLC	$8.2
Ivy Hill Asset Management, L.P. (1)	8.0
Best Brands Corp.	6.3
Capella Healthcare, Inc.	4.3
Waste Pro USA, Inc.	3.2
Booz Allen Hamilton, Inc.	3.0
DSI Renal, Inc.	2.2
Prommis Solutions, LLC	2.1
ADF Restaurant Group	2.1
Magnacare Holdings, Inc.	1.4
Wyle Laboratories, Inc.	1.4
Diversified Collections Services, Inc.	1.3
Encanto Restaurants, Inc.	1.2
Wear Me Apparel, LLC	1.2
OTG Management, Inc.	(1.1)
MPBP Holdings, Inc.	(1.3)
Vistar Corporation	(1.5)
Sigma International Group, Inc.	(1.8)
Things Remembered, Inc.	(1.8)
HB&G Building Products	(1.8)
Carador PLC	(2.6)
Wastequip, Inc.	(2.7)
AWTP, LLC	(2.7)
VOTC Acquisition Corp.	(2.8)
Growing Family, Inc.	(3.4)
Courtside Acquisition Corp.	(3.4)
Summit Business Media, LLC	(4.0)
Direct Buy Holdings, Inc.	(4.1)
National Print Group, Inc.	(4.3)
LVCG Holdings LLC	(4.5)
Reflexite Corporation	(10.6)
Firstlight Financial Corporation	(11.0)
Other	1.8
Total	$(17.7)

(1)                                  See Note 10 to the consolidated financial statements.

Net Realized Gains/Losses

During the three months ended June 30, 2010, the Company recognized a gain on the acquisition of Allied Capital of $196 million (see Note 15 to the consolidated financial statements).  Additionally, during the three months ended June 30, 2010, the Company had $632 million of sales and repayments resulting in $12.3 million of net realized gains. Net realized gains on investments were comprised of $14.1 million of gross realized gains and $1.8 million of gross realized losses. Of the $12.3 million of net realized gains, approximately $0.5 million were from investments acquired as part of the Allied Acquisition.  The most significant realized gains and losses on investments for the three months ended June 30, 2010 (excluding the gain on the acquisition of Allied Capital) were as follows (in millions):

For the three months ended June 30, 2010
Portfolio Company	Realized Gain (Loss)
Instituto de Banca y Comercio, Inc.	$3.6
DSI Renal, Inc.	3.0
The Kenan Advantage Group, Inc.	1.8
Capella Healthcare, Inc.	1.6
Planet Organic Health Corp.	(1.8)
Other	4.1
Total	$12.3

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

Portfolio Company	Realized Gain (Loss)
Diversified Collection Services, Inc.	$0.1
Instituto de Banca y Comercio, Inc.	(0.9)
Other	(0.1)
Total	$(0.9)

During the six months ended June 30, 2010, the Company recognized a gain on the acquisition of Allied Capital of $196 million.  Additionally, during the six months ended June 30, 2010, the Company had $945 million of sales and repayments resulting in $7.4 million of net realized gains. These sales and repayments included $94.5 million of loans sold to Ivy Hill Middle Market Credit Fund, Ltd. (“Ivy Hill I”) and Ivy Hill Middle Market Credit Fund II, Ltd. (“Ivy Hill II”), two middle market credit funds managed by our portfolio company, Ivy Hill Asset Management L.P. (“IHAM”) (see Note 10 to the consolidated financial statements for more detail on IHAM and its managed funds). Net realized gains on investments were comprised of $21.6 million of gross realized gains and $14.2 million of gross realized losses. The most significant realized gains and losses on investments for the six months ended June 30, 2010 were as follows (in millions):

For the six months ended June 30, 2010
Portfolio Company	Realized Gain (Loss)
DSI Renal, Inc.	$3.8
Instituto de Banca y Comercio, Inc.	3.6
Best Brands Corp.	2.4
The Kenan Advantage Group, Inc.	1.8
Capella Healthcare, Inc.	1.6
Daily Candy, Inc.	1.3
Magnacare Holdings, Inc.	1.2
Wyle Laboratories, Inc.	1.1
Savers, Inc.	1.0
Arrow Group Industries	(1.2)
Planet Organic Health Corp.	(1.8)
3091779 Nova Scotia Inc.	(3.5)
Growing Family, Inc.	(7.6)
Other	3.7
Total	$7.4

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

Portfolio Company	Realized Gain (Loss)
Diversified Collection Services, Inc.	$0.2
Heartland Dental Care, Inc.	(0.2)
Bumble Bee Foods, LLC	(0.2)
Campus Management Corp.	(0.5)
Instituto de Banca y Comercio, Inc.	(0.9)
Capella Healthcare, Inc.	(1.0)
Other	(0.1)
Total	$(2.7)

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

As of June 30, 2010, the Company had $139 million in cash and cash equivalents and $1.2 billion in total indebtedness outstanding at carrying value ($1.3 billion at principal amount). Subject to leverage and borrowing base restrictions, the Company had approximately $807 million available for additional borrowings under the Facilities and Debt Securitization as of June 30, 2010.

Equity Offerings

The following table summarizes the total shares of common stock issued and proceeds we received net of underwriter, dealer manager and offering costs for the six months ended June 30, 2010 (dollar amounts in millions, except per share data):

	Shares of common stock issued	Offering price per share	Proceeds net of underwriter and offering costs

February 2010 public offering	22,957,993	$12.75	$277.0
Total for the six months ended June 30, 2010	22,957,993		$277.0

In connection with the closing of the Allied Acquisition, on April 1, 2010 we issued 58,492,537 shares of common stock valued at approximately $872.7 million.  There were no sales of equity securities during the six months ended June 30, 2009.

Part of the proceeds from the February 2010 public offering were used to repay outstanding indebtedness.  The remaining unused portions of the proceeds from this public offering were used to fund investments in portfolio companies in accordance with our investment objective and strategies and market conditions.

As of June 30, 2010, total market capitalization for the Company was $2.4 billion compared to $1.4 billion as of December 31, 2009.

Debt Capital Activities

Our debt obligations as of June 30, 2010 and December 31, 2009 consisted of the following (in millions):

	June 30, 2010			December 31, 2009
	Carrying Value(4)		Total Available(1)	Carrying Value	Total Available(1)

CP Funding Facility	$204.9		$400.0	$221.6	$221.6
Revolving Credit Facility	153.0		750.0	474.1	525.0
CP Funding II Facility(2)	—		—	—	200.0
Debt Securitization	214.4		229.0	273.8	275.0
2011 Notes (principal amount outstanding of $314.9)	306.4	(3)	314.9	—	—
2012 Notes (principal amount outstanding of $190.6)	185.6	(3)	190.6	—	—
2047 Notes (principal amount outstanding of $230.0)	180.7	(3)	230.0	—	—
	$1,245.0		$2,114.5	$969.5	$1,221.6

(1)         Subject to borrowing base and leverage restrictions.

(2)         The CP Funding II Facility was combined with the CP Funding Facility on January 22, 2010. In connection therewith the CP Funding II Facility was terminated.

(3)         Represents the aggregate principal amount of the applicable series of notes less the unaccreted discount initially recorded as a part of the Allied Acquisition.

(4)         Except for the Unsecured Notes, all carrying values are the same as the principal amounts outstanding.

The weighted average interest rate and weighted average maturity both on principal value, of all our outstanding borrowings as of June 30, 2010 were 4.74% and 9 years, respectively. The weighted average interest rate and weighted average maturity of all our outstanding borrowings as of December 31, 2009 were 2.05% and 3.8 years, respectively.

The ratio of total principal debt outstanding to stockholders’ equity as of June 30, 2010 was 0.48:1.00 compared to 0.77:1.00 as of December 31, 2009. The ratio of total carrying value of debt to stockholders’ equity as of June 30, 2010 was 0.46:1.00.

As required by the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of June 30, 2010, our asset coverage for borrowed amounts was 318%.

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

As of June 30, 2010, the principal amount outstanding under the combined CP Funding Facility was $205 million and the Company continues to be in material compliance with all of the limitations and requirements of the CP Funding Facility. See Note 7 to our consolidated financial statements for more detail on the combined CP Funding Facility.

Revolving Credit Facility

In December 2005, we entered into a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), under which, as amended, the lenders agreed to extend credit to the Company.  On January 22, 2010, we entered into an agreement to amend and restate the Revolving Credit Facility. The amendment and restatement of the Revolving Credit Facility, among other things, increased the size of the facility from $525 million to $690 million (comprised of $615 million in commitments on a stand-alone basis and an additional $75 million in commitments contingent upon the closing of the Allied Acquisition), extended the maturity date from December 28, 2010 to January 22, 2013 and modified pricing.  The Revolving Credit Facility also includes an “accordion” feature that allows, under certain circumstances, to increase the size of the facility to a maximum of $1.05 billion.  During the three months ended June 30, 2010, we exercised this “accordion” feature and increased the size of the facility by $60 million to bring the total facility size to $750 million.  As of June 30, 2010, there was $153 million outstanding under the Revolving Credit Facility and the Company continues to be in material compliance with all of the limitations and requirements of the Revolving Credit Facility.

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

Debt Securitization

In July 2006, through ARCC Commercial Loan Trust 2006, a vehicle serviced by our wholly owned subsidiary, ARCC CLO 2006 LLC (“ARCC CLO”), we completed a $400 million debt securitization (the “Debt Securitization”) and issued approximately $314 million principal amount of asset-backed notes (including revolving notes in an aggregate amount of up to $50 million, $35.4 million of which were drawn down as of June 30, 2010) (the “CLO Notes”) to third parties that were secured by a pool of middle market loans that have been purchased or originated by the Company. The CLO Notes are included in the June 30, 2010 consolidated balance sheet. We retained approximately $86 million of aggregate principal amount of certain BBB and non-rated securities in the Debt Securitization. During the first quarter of 2009, we repurchased $34.8 million of other certain CLO notes, bringing our total holdings of CLO Notes to $120.8 million (the “Retained Notes”). During the six months ended June 30, 2010, we repaid $59.4 million of the CLO Notes.

The CLO Notes mature on December 20, 2019 and have a blended pricing of LIBOR plus 0.33%. As of June 30, 2010, there was $214 million outstanding under the Debt Securitization (excluding the Retained Notes). See Note 7 to our consolidated financial statements for more detail on the Debt Securitization.

Publicly Issued Unsecured Notes Payable

As part of the Allied Acquisition, the Company assumed all outstanding debt obligations of Allied Capital, including Allied Capital’s publicly issued unsecured notes which consisted of 6.625% Notes due on July 15, 2011 (the “2011 Notes”), 6.000% Notes due on April 1, 2012 (the “2012 Notes”) and 6.875% Notes due on April 15, 2047 (the “2047 Notes” and, together with the 2011 Notes and the 2012 Notes, the “Unsecured Notes”).

Carrying Value (1)
2011 Notes (principal amount of $314.9)	$306.4
2012 Notes (principal amount of $190.6)	185.6
2047 Notes (principal amount of $230.0)	180.7
Total	$672.7

(1)                                  Represents the principal amount of the notes less the unaccreted discount initially recorded as a part of the Allied Acquisition.

The 2011 Notes and the 2012 Notes require payment of interest semi-annually, and all principal is due upon maturity. The Company has the option to redeem these notes in whole or in part, together with a redemption premium, as stipulated in the notes.

The 2047 Notes require payment of interest quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time on or after April 15, 2012, at par and upon the occurrence of certain tax events as stipulated in the notes.

In addition, the Company may purchase the Unsecured Notes in the market to the extent permitted by the Investment Company Act.  During the three months ended June 30, 2010, the Company purchased $5 million of the 2011 Notes and $5 million of the 2012 Notes.  As a result of these transactions a realized loss of $0.4 million was recognized during the period.

In addition, as of June 30, 2010, we had a long-term counterparty credit rating from Standard & Poor’s Ratings Service of BBB, a long-term issuer default rating from Fitch Ratings of BBB and a long-term issuer rating of Ba1 from Moody’s Investor Service.

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

•                  Preliminary valuations are reviewed and discussed with the entire investment portfolio and management team, and then valuation recommendations are presented to the board of directors.

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

Effective January 1, 2008, the Company adopted Accounting Standards Codification (“ASC”) 820-10 (previously Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”)), which expands the application of fair value accounting for investments (see Note 8 to the consolidated financial statements). Investments acquired as part of the Allied Acquisition were accounted for in accordance with ASC 805-10 (previously SFAS No. 141(R)), Business Combinations, which requires that all assets be recorded at fair value.  As a result, the initial amortized cost basis and fair value for the acquired investments were the same value at April 1, 2010.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2010 and December 31, 2009, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans to its portfolio companies (in millions):

	June 30, 2010	December 31, 2009
Total revolving and delayed draw commitments	$661.7	$136.8
Less: funded commitments	(387.0)	(37.2)
Total unfunded commitments	274.7	99.6
Less: commitments substantially at discretion of the Company	(65.0)	(4.0)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(29.7)	(16.2)
Total net adjusted unfunded commitments	$180.0	$79.4

Of the total net adjusted unfunded commitments as of June 30, 2010, $86.4 are from commitments for investments acquired as part of the Allied Acquisition.  Also, of the total commitments as of June 30, 2010, $400.9 extend beyond the maturity date for our Revolving Credit Facility. Included within the total commitments as of June 30, 2010 are commitments to issue up to $19.9 in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of June 30, 2010, the Company had $11.9 in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability on the balance sheet as they are considered in the valuation of the investments in the portfolio company.  Of these letters of credit, $0.3 expire in August 2010, $2.3 expire in September 2010, $0.3 expire in December 2010, $0.8 expire in January 2011, and $8.2 expire in February 2011.

As of June 30, 2010 and December 31, 2009, the Company was a party to subscription agreements to fund equity investments in private equity investment partnerships. The Company’s obligation to fund these commitments are substantially all at the discretion of the Company as follows (in millions):

	June 30, 2010	December 31, 2009
Total private equity commitments	$548.0	$428.3
Total unfunded private equity commitments	$446.0	$415.4

Of the total unfunded private equity commitments as of June 30, 2010, $400.7 million are substantially at the discretion of the Company. Additionally, of the total unfunded private equity commitments as of June 30, 2010, $21.3 million are for investments acquired as part of the Allied Acquisition.

As of June 30, 2010, one of the Company’s portfolio companies, Ciena Capital LLC (“Ciena”), had one non-recourse securitization Small Business Administration (“SBA”) loan warehouse facility, which has reached its maturity date but remains outstanding. Ciena is working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. Allied Capital had previously issued a performance guaranty (which Ares Capital succeeded to as a result of the Allied Acquisition) whereby Ares Capital must indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse facility. As of June 30, 2010, there are no known issues or claims with respect to this performance guaranty.

See Note 10 to the consolidated financial statements for more information on the Company’s commitment to the Senior Secured Loan Fund.

RECENT DEVELOPMENTS

On August 4, 2010, we exercised the “accordion” feature of the Revolving Credit Facility and increased the size of the facility by $25 million, bringing the total amount available for borrowing under the Revolving Credit Facility to $775 million.

As of August 4, 2010, we had made new investment commitments of $138 million, all of which were funded, since June 30, 2010. Of these new investment commitments, 80% were in investments in subordinated notes of the Senior Secured Loan Fund, 18% were in first lien senior secured debt and 2% were in equity securities. Of the $138 million of new investment commitments, 80% were fixed rate with a weighted average yield at amortized cost of 20% and 18% were floating rate with a weighted average spread at amortized cost of 7.5%.

As of August 4, 2010, we had exited $81 million of investments since June 30, 2010. Of these investments, 95% were in first lien senior secured debt, 3% were in senior subordinated debt and 2% were in second lien senior secured debt. Of the $81 million of investments, 60% were in fixed rate investments with a weighted average yield at amortized cost of 13%. Of the remaining investments, 27% were in floating rate investments with a weighted average spread at amortized cost of 4% and 13% were investments on non-accrual status.  Also, of the $81 million of investments exited since June 30, 2010, $66 million were investments acquired as part of the Allied Acquisition.

In addition, as of August 4, 2010, we had an investment backlog and pipeline of $376 million and $355 million, respectively. We may syndicate a portion of these investments and commitments to third parties. The consummation of any of the investments in this backlog and pipeline depends upon, among other things: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. We cannot assure you that we will make any of these investments or that we will syndicate any portion of such investments and commitments.

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

As of June 30, 2010, approximately 52% of the investments at fair value in our portfolio were at fixed rates while approximately 24% were at variable rates and 24% were non-interest earning. Additionally, as of June 30, 2010, 14% of the investments at fair value or 57% of the investments at fair value with variable rates contain interest rate floors. The Debt Securitization, the CP Funding Facility and the Revolving Credit Facility all bear interest at variable rates while the Unsecured Notes bear interest at fixed rates.

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

Based on our June 30, 2010 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure and reflecting the effect of our interest rate swap agreement described above and in Note 11 of the consolidated financial statements (in millions):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$18.4	$14.9	$3.5
Up 200 basis points	$10.6	$9.9	$0.7
Up 100 basis points	$4.6	$5.0	$(0.4)
Down 100 basis points	$(1.9)	$(2.2)	$0.3
Down 200 basis points	$(2.2)	$(2.2)	$0.0
Down 300 basis points	$(2.4)	$(2.2)	$(0.2)

Based on our December 31, 2009 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure and reflecting the effect of our interest rate swap agreement described above and in Note 11 of the consolidated financial statements (in millions):

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

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The following information supplements and amends the discussion set forth under Part 1, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31,2009, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. As previously reported, a number of lawsuits have been filed in the Maryland state courts and the federal and Superior Court for the District of Columbia by stockholders of Allied Capital challenging the Allied Acquisition. These include: (1) In re Allied Capital Corporation Shareholder Litigation, Case No. 322639V (Circuit Court for Montgomery County, Maryland) (the “Maryland action”); (2) Sandler v. Walton, et al., Case No. 2009 CA 008123 B (Superior Court for the District of Columbia), which was consolidated with Wienecki v. Allied Capital Corporation, et al., Case No. 2009 CA 008541 B (Superior Court for the District of Columbia) (the “D.C. Superior Court action”); and (3) Ryan v. Walton, et al., Case No. 1:10-CV-000145-RMC (United States District Court for the District of Columbia) (the “D.C. Federal Court action”). The suits were filed after the entry by the Company, Allied Capital and ARCC Odyssey Corp. (“Merger Sub”) into the Agreement and Plan of Merger (the “Merger Agreement”) and the announcement of the Allied Acquisition on October 26, 2009, either as putative stockholder class actions, shareholder derivative actions or both. All of the actions asserted similar claims against the members of Allied Capital’s Board of Directors alleging that the Merger Agreement was the product of a flawed sales process and that Allied Capital’s directors breached their fiduciary duties by agreeing to a structure that was not designed to maximize the value of Allied Capital’s stockholders, by failing to adequately value and obtain fair consideration for Allied Capital’s shares and by improperly rejecting competing offers by Prospect Capital Corporation. They also claimed that the Company (and, in several cases, Merger Sub, and, in several other cases, Allied Capital) aided and abetted the directors’ alleged breaches of fiduciary duties. In addition, in Ryan v. Walton, et al., the plaintiffs also alleged violations of Rule 14a-9(a) under the Securities Exchange Act of 1934. All of the actions demanded, among other things, a preliminary and permanent injunction enjoining the merger and rescinding the transaction or any part thereof that may be implemented.

On March 2, 2010, the plaintiffs in the Maryland action, Allied Capital and the Company reached an agreement in principle to settle the Maryland action on terms and conditions substantially similar to those set forth in a Stipulation of Settlement dated March

17, 2010. Although the Company and Allied Capital believed that the disclosures already provided were thorough and complete, in connection with the settlement we and Allied Capital agreed to make certain additional disclosures that are contained in the Supplement to the Joint Proxy Statement, dated March 8, 2010, and to pay counsel for the plaintiffs in the Maryland action certain of their fees and expenses. The settlement is subject to final settlement documentation and approval by the Maryland court, after, among other things, notice is provided to the stockholders of Allied Capital.

On March 19, 2010, the plaintiffs in the D.C. Federal Court action, Allied Capital and the Company reached an agreement in principle to settle the D.C. Federal Court action. On April 15, 2010, the plaintiffs in the D.C. Superior Court action, Allied Capital and Ares Capital reached an agreement in principle to settle the D.C. Superior Court action. The D.C. Federal Court action and the D.C. Superior Court action were stayed on March 22, 2010 and March 26, 2010, respectively, in contemplation of dismissal with prejudice once the settlement of the Maryland action has been finally approved by the Maryland court. The parties to the Maryland action, the D.C. Federal Court action, and the D.C. Superior Court action have entered into, and filed with the Maryland court on May 25, 2010, an Amended Stipulation of Settlement, which provides for, among other things, settlement of all these actions.

On July 29, 2010, the Maryland court issued an order approving the settlement and dismissing all claims against the defendants in the Maryland action.  On August 3, 2010, the D.C. Federal Court dismissed the D.C. Federal Court action.  In addition, under the terms of the order issued in the Maryland action, the D.C. Superior Court action is expected to be dismissed.

We and the other defendants have vigorously denied all liability with respect to the facts and claims alleged in the actions. The settlement is not, and should not be construed as, an admission of wrongdoing or liability by any defendant. The parties considered it desirable that the actions be settled to avoid the expense, risk, inconvenience and distraction of continued litigation and to fully resolve the settled claims.

In addition, the Company is party to certain lawsuits in the normal course of business.  Furthermore, third parties may try to seek to impose liability on Ares Capital in connection with the activities of its portfolio companies.  While the outcome of any such open legal proceedings cannot at this time be predicted with certainty, the Company does not expect these matters will materially affect its financial condition or results of operations.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

EXHIBIT INDEX

Number	Description
3.1	Articles of Amendment and Restatement, as amended(1)

3.2	Second Amended and Restated Bylaws, as amended*

4.1	Form of Stock Certificate(2)

10.1	Fourth Supplemental Indenture, dated as of April 1, 2010, among the Company, Allied Capital Corporation and The Bank of New York Mellon, as the Trustee(3)

10.2

Amendment No. 1 to the Senior Secured Revolving Credit Agreement, dated as of May 17, 2010, between the Company, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent(4)

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

(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed April 7, 2010.

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed May 19, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES CAPITAL CORPORATION

Dated: August 5, 2010	By	/s/ Michael J. Arougheti
Michael J. Arougheti
President

Dated: August 5, 2010	By	/s/ Richard S. Davis
Richard S. Davis
Chief Financial Officer