Form 10-Q
period 2010-09-30
ARES CAPITAL CORP
filed 2010-11-04
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2010
Common stock, $0.001 par value	192,566,434

ARES CAPITAL CORPORATION

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(dollar amounts in thousands, except per share data)

	As of
	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Investments at fair value (amortized cost of $4,174,139 and $2,376,384, respectively)
Non-controlled/non-affiliate company investments	$2,343,641	$1,568,423
Non-controlled affiliate company investments	565,988	276,351
Controlled affiliate company investments	1,240,161	327,040
Total investments at fair value	4,149,790	2,171,814
Cash and cash equivalents	134,362	99,227
Interest receivable	88,184	28,019
Other assets	59,845	14,455
Total assets	$4,432,181	$2,313,515
LIABILITIES
Debt	$1,524,143	$969,465
Management and incentive fees payable	33,241	66,495
Accounts payable and accrued expenses	79,996	16,533
Interest and facility fees payable	16,325	2,645
Payable for open trades	—	489
Total liabilities	1,653,705	1,055,627
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Common stock, par value $.001 per share, 300,000,000 common shares authorized, 192,566,434 and 109,944,674 common shares issued and outstanding, respectively	193	110
Capital in excess of par value	2,656,890	1,490,458
Accumulated (overdistributed) undistributed net investment income	(25,264)	3,143
Accumulated net realized gain (loss) on investments, foreign currency transactions, extinguishment of debt and acquisitions	171,454	(31,115)
Net unrealized loss on investments and foreign currency transactions	(24,797)	(204,708)
Total stockholders’ equity	2,778,476	1,257,888
Total liabilities and stockholders’ equity	$4,432,181	$2,313,515
NET ASSETS PER SHARE	$14.43	$11.44

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(dollar amounts in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest from investments	$66,319	$49,728	$177,285	$138,866
Capital structuring service fees	8,122	—	15,258	1,653
Management fees	1,711	29	4,261	29
Dividend income	1,381	525	3,299	1,568
Interest from cash & cash equivalents	47	35	75	245
Other income	1,094	1,501	3,648	4,198
Total investment income from non-controlled/non-affiliate company investments	78,674	51,818	203,826	146,559

From non-controlled affiliate company investments:
Interest from investments	13,607	4,916	33,602	17,019
Dividend income	127	148	318	285
Management fees	75	63	363	1,380
Other income	63	140	485	308
Total investment income from non-controlled affiliate company investments	13,872	5,267	34,768	18,992

From controlled affiliate company investments:
Interest from investments	27,908	2,255	62,545	7,348
Capital structuring service fees	12,489	—	15,146	194
Dividend income	2,415	1,511	4,211	1,511
Management fees	2,652	—	5,430	1,286
Other income	116	30	300	118
Total investment income from controlled affiliate company investments	45,580	3,796	87,632	10,457

Total investment income	138,126	60,881	326,226	176,008

EXPENSES:
Interest and credit facility fees	22,755	5,721	54,453	18,603
Incentive management fees	17,805	8,227	40,922	23,764
Base management fees	15,436	7,508	35,574	22,502
Professional fees	3,233	2,044	9,191	5,749
Administrative	2,642	809	6,251	2,905
Professional fees and other costs related to the acquisition of Allied Capital Corporation	1,450	1,989	17,773	1,989
Rent	1,565	301	3,659	1,458
Insurance	539	313	1,433	988
Depreciation	252	167	662	505
Directors fees	198	134	476	370
Other	1,195	308	3,006	1,558
Total expenses	67,070	27,521	173,400	80,391

NET INVESTMENT INCOME BEFORE INCOME TAXES	71,056	33,360	152,826	95,617

Income tax expense (benefit), including excise tax	(164)	454	360	563

NET INVESTMENT INCOME	71,220	32,906	152,466	95,054

REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCY TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	1,225	12,049	10,998	9,887
Non-controlled affiliate company investments	9	—	(3,725)	(482)
Controlled affiliate company investments	(6)	(13,705)	1,296	(13,705)
Foreign currency transactions	—	—	85	68
Net realized gains (losses)	1,228	(1,656)	8,654	(4,232)

Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	17,509	(552)	113,590	1,336
Non-controlled affiliate company investments	16,064	14,916	35,152	3,644
Controlled affiliate company investments	23,934	17,699	31,321	10,773
Foreign currency transactions	—	(37)	(152)	(55)
Net unrealized gains (losses)	57,507	32,026	179,911	15,698

Net realized and unrealized gains (losses) from investments and foreign currency transactions	58,735	30,370	188,565	11,466

GAIN ON THE ACQUISITION OF ALLIED CAPITAL CORPORATION	—	—	195,876	—
REALIZED GAIN (LOSS) ON EXTINGUISHMENT OF DEBT	(1,578)	—	(1,961)	26,543

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$128,377	$63,276	$534,946	$133,063

BASIC AND DILUTED EARNINGS PER COMMON SHARE (Note 4)	$0.67	$0.62	$3.16	$1.34

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING — BASIC AND DILUTED (Note 4)	192,167,337	102,831,909	169,499,905	99,066,652

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2010 (unaudited)

(dollar amounts in thousands, except per unit data)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Investment Funds

AGILE Fund I, LLC (7)	Investment partnership	Member interest (0.50% interest)		4/1/2010	$264	$217		(16)

BB&T Capital Partners/Windsor Mezzanine Fund, LLC (6)	Investment partnership	Member interest (32.59% interest)		4/1/2010	12,877	15,190

Callidus Debt Partners CDO Fund I, Ltd. (8)	Investment company	Class C notes ($18,800 par due 12/2013)	4.59%	4/1/2010	2,518	1,448	$0.08	(16)

		Class D notes ($9,400 par due 12/2013)		4/1/2010	—	—	$—	(13)(16)
					2,518	1,448

Callidus Debt Partners CLO Fund III, Ltd. (8)	Investment company	Preferred shares (23,600,000 shares )	9.05%	4/1/2010	4,753	6,874	$0.31	(16)

Callidus Debt Partners CLO Fund IV, Ltd. (8)	Investment company	Class D notes ($3,000 par due 4/2020)	4.84% (Libor + 4.55%/Q)	4/1/2010	1,789	1,741	$0.58	(16)

		Subordinated notes ($17,500 par due 4/2020)	14.03%	4/1/2010	7,216	10,285	$0.59	(16)
					9,005	12,026

Callidus Debt Partners CLO Fund V, Ltd. (8)	Investment company	Subordinated notes ($14,150 par due 11/2020)	19.70%	4/1/2010	8,692	11,096	$0.78	(16)

Callidus Debt Partners CLO Fund VI, Ltd. (8)	Investment company	Class D notes ($9,000 par due 10/2021)	6.29% (Libor + 6.00%/Q)	4/1/2010	3,962	4,241	$0.47	(16)

		Subordinated notes ($25,500 par due 10/2021)	18.39%	4/1/2010	11,050	17,101	$0.67	(16)
					15,012	21,342

Callidus Debt Partners CLO Fund VII, Ltd. (8)	Investment company	Subordinated notes ($28,000 par due 1/2021)	13.27%	4/1/2010	10,374	15,080	$0.54	(16)

Callidus MAPS CLO Fund I LLC	Investment company	Class E notes ($17,000 par due 12/2017)	5.80% (Libor + 5.53%/Q)	4/1/2010	11,679	11,244	$0.66	(16)

		Subordinated Notes ($47,900 par due 12/2017)	9.18%	4/1/2010	13,419	17,946	$0.37	(16)
					25,098	29,190

Callidus MAPS CLO Fund II, Ltd.	Investment company	Class D notes ($7,700 par due 7/2022)	4.54% (Libor + 4.25%/Q)	4/1/2010	3,324	4,049	$0.53	(16)

		Subordinated notes ($17,900 par due 7/2022)	19.30%	4/1/2010	8,977	12,906	$0.72	(16)
					12,301	16,955

Catterton Partners VI, L.P.	Investment partnership	Limited partnership interest (0.50% interest)		4/1/2010	1,721	2,226

CIC Flex, LP (9)	Investment partnership	Limited partnership units (0.94 unit)		9/7/2007	53	—	$—	(16)

Cortec Group Fund IV, L.P.	Investment partnership	Limited partnership interest (2.53% interest)		4/1/2010	4,628	4,355		(16)

Covestia Capital Partners, LP (9)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	1,059	982		(16)

Dryden XVIII Leveraged Loan 2007 Limited (8)	Investment company	Class B notes ($9,000 par due 10/2019)	4.79% (Libor + 4.50%/Q)	4/1/2010	3,753	3,562	$0.40	(16)

		Subordinated notes ($21,164 par due 10/2019)	22.03%	4/1/2010	12,715	16,486	$0.78	(16)
					16,468	20,048

Dynamic India Fund IV	Investment company	Member interest (5.44% interest)		4/1/2010	4,822	4,822		(16)

Fidus Mezzanine Capital, L.P.	Investment partnership	Limited partnership interest (29.12% interest)		4/1/2010	9,206	9,588

Firstlight Financial Corporation (6)(9)	Investment company	Senior subordinated loan ($73,625 par due 12/2016)	1.00% PIK	12/31/2006	73,433	47,857	$0.65	(4)(16)

		Common stock (10,000 shares )		12/31/2006	10,000	—	$—	(16)

		Common stock (30,000 shares )		12/31/2006	30,000	—	$—	(16)
					113,433	47,857

HCI Private Equity Managers, LP (7) (8)	Investment company	Member interest (100% interest)		4/1/2010	808	973	$0.81	(16)

Ivy Hill Middle Market Credit Fund, Ltd. (7)(8)(9)	Investment company	Class B deferrable interest notes ($40,000 par due 11/2018)	6.48% (Libor + 6.00%/Q)	11/20/2007	15,351	14,737	$0.96	(16)

		Subordinated notes ($15,351 par due 11/2018)	15.50%	11/20/2007	40,000	37,200	$0.93	(16)
					55,351	51,937

Knightsbridge CLO 2007-1 Ltd. (7)(8)	Investment company	Class E notes ($20,350 par due 1/2022)	9.29% (Libor + 9.00%/Q)	3/24/2010	14,852	11,296	$0.56	(16)

Knightsbridge CLO 2008-1 Ltd. (7)(8)	Investment company	Class C notes ($14,400 par due 6/2018)	7.79% (Libor + 7.50%/Q)	3/24/2010	14,400	14,400	$1.00	(16)

		Class D notes ($9,000 par due 6/2018)	8.79% (Libor + 8.50%/Q)	3/24/2010	9,000	9,000	$1.00	(16)

		Class E notes ($14,850 par due 6/2018)	5.29% (Libor + 5.00%/Q)	3/24/2010	13,596	9,914	$0.67	(16)
					36,996	33,314

Kodiak Fund LP	Investment partnership	Limited partnership interest (1.52% interest)		4/1/2010	932	784

Novak Biddle Venture Partners III, L.P.	Investment partnership	Limited partnership interest (2.47% interest)		4/1/2010	697	673		(16)

Pangaea CLO 2007-1 Ltd. (8)	Investment company	Class D notes ($15,000 par due 1/2021)	5.04% (Libor + 4.75%/Q)	4/1/2010	8,950	7,710	$0.51	(16)

Partnership Capital Growth Fund I, LP (9)	Investment partnership	Limited partnership interest (25% interest)		6/16/2006	2,380	2,394		(16)

Senior Secured Loan Fund LLC (7) (15)	Investment partnership	Subordinated certificates ($411,173 par due 12/2015)	(Libor + 8.00%/Q)	10/30/2009	400,451	425,500	$1.03	(16)

SPP Mezzanine Funding II, L.P.	Investment partnership	Limited partnership interest (42.73% interest)		4/1/2010	5,605	6,226		(16)

Trivergance Capital Partners, LP (9)	Investment partnership	Limited partnership interest (100% interest)		6/5/2008	2,925	—		(16)

Webster Capital II, L.P.	Investment partnership	Limited partnership interest (2.44% interest)		4/1/2010	1,220	1,227		(16)
					783,451	761,330			27.40%

Business Services

Avborne, Inc. (7)	Maintenance, repair and overhaul service provider	Common stock (27,500 shares)		4/1/2010	39	39	$1.42	(16)

Aviation Properties Corporation(7)	Aviation services	Common stock (100 shares)		4/1/2010	—	—	$—	(16)

BenefitMall Holdings, Inc.	Employee benefits broker services company	Senior subordinated loan ($40,326 par due 6/2014)	18.00%	4/1/2010	40,326	40,326	$1.00

		Common stock (39,274,290 shares )		4/1/2010	53,510	49,679	$1.26

		Warrants		4/1/2010	—	—	$—
					93,836	90,005

Booz Allen Hamilton, Inc.	Strategy and technology consulting services	Senior subordinated loan ($211 par due 7/2016)	13.00%	7/31/2008	185	186	$0.88	(16)

		Senior subordinated loan ($10,484 par due 7/2016)	13.00%	7/31/2008	10,423	10,509	$1.00	(2)

		Senior secured loan ($735 par due 7/2015)	7.50% (Libor + 4.50%/Q)	7/31/2008	723	735	$1.00	(3)(14)
					11,331	11,430

CitiPostal Inc. (7)	Document storage and management services	Senior secured revolving loan ($691 par due 12/2013)	6.50% (Libor + 4.50%/M)	4/1/2010	691	691	$1.00	(14)(16)

		Senior secured revolving loan ($1,250 par due 12/2013)	6.75% (Base Rate + 3.50%/Q)	4/1/2010	1,250	1,250	$1.00	(16)

		Senior secured loan ($484 par due 12/2013)	11.00% Cash, 2.00% PIK	4/1/2010	484	484	$1.00	(4)(16)

		Senior secured loan ($49,585 par due 12/2013)	11.00% Cash, 2.00% PIK	4/1/2010	49,585	49,585	$1.00	(2)(4)

		Senior subordinated loan ($12,034 par due 12/2015)	16.00% PIK	4/1/2010	12,034	12,034	$1.00	(4)(16)

		Common stock (37,024 shares )		4/1/2010	—	—	$—
					64,044	64,044

Cook Inlet Alternative Risk, LLC	Risk management services	Senior secured loan ($40,000 par due 4/2013)		4/1/2010	25,124	25,114	$0.63	(13)(16)

		Senior secured loan ($47,600 par due 4/2013)		4/1/2010	29,876	29,886	$0.63	(13)(16)

		Member interest (3.17% interest)		4/1/2010	—	—
					55,000	55,000

Coverall North America, Inc. (7)	Commercial janitorial service provider	Senior secured loan ($15,763 par due 7/2011)	12.00%	4/1/2010	15,763	15,763	$1.00	(2)

		Senior secured loan ($15,864 par due 7/2011)	12.00%	4/1/2010	15,864	15,864	$1.00	(2)

		Senior subordinated loan ($5,578 par due 7/2011)	15.00% Cash, 1.00% PIK	4/1/2010	5,574	1,290	$0.23	(4)(16)

		Common stock (763,333 shares)		4/1/2010	2,999	—	$—
					40,200	32,917

Digital VideoStream, LLC	Media content supply chain services company	Senior secured loan ($259 par due 2/2012)	10.00% Cash, 1.00% PIK	4/1/2010	259	259	$1.00	(4)(16)

		Senior secured loan ($9 par due 2/2012)	10.00% Cash, 1.00% PIK	4/1/2010	7	9	$1.04	(2)(4)

		Senior secured loan ($10,626 par due 2/2012)	10.00% Cash, 1.00% PIK	4/1/2010	10,567	10,626	$1.00	(2)(4)

		Convertible subordinated loan ($5,403 par due 2/2016)	10.00% PIK	4/1/2010	5,838	5,713	$1.06	(4)(16)
					16,671	16,607

Diversified Collection Services, Inc.	Collections services	Senior secured loan ($7,000 par due 3/2012)	7.50% (Libor + 5.50%/Q)	4/1/2010	7,000	7,000	$1.00	(3)(14)

		Senior secured loan ($34,000 par due 9/2012)	13.75% (Libor + 11.75%/Q)	4/1/2010	34,000	34,000	$1.00	(2)(14)

		Senior secured loan ($2,000 par due 9/2012)	13.75% (Libor + 11.75%/Q)	4/1/2010	2,000	2,000	$1.00	(3)(14)

		Preferred stock (14,927 shares)		5/18/2006	169	284	$19.03	(16)

		Common stock (114,004 shares )		2/5/2005	295	520	$4.56	(16)

		Common stock (478,816 shares )		4/1/2010	1,478	1,721	$3.59
					44,942	45,525

Diversified Mercury Communications, LLC	Business media consulting services	Senior secured loan ($1,957 par due 3/2013)	8.00% (Base Rate + 4.50%/Q)	4/1/2010	1,780	1,561	$0.80	(14)(16)

Impact Innovations Group, LLC (7)	IT consulting and outsourcing services	Member interest (50% interest)		4/1/2010	—	—

Investor Group Services, LLC (6)	Business consulting for private equity and corporate clients	Limited liability company membership interest (10.00% interest)		6/22/2006	—	538

Market Track Holdings, LLC	Business media consulting services company	Senior subordinated loan ($23,345 par due 6/2014)	11.50% Cash, 4.40% PIK	4/1/2010	23,345	23,345	$1.00	(2)(4)

Multi-Ad Services, Inc. (6)	Marketing services and software provider	Senior secured loan ($1,870 par due 11/2011)	11.25%	4/1/2010	1,870	1,870	$1.00	(16)

		Preferred units (1,725,280 units)		4/1/2010	788	1,269	$0.73	(16)

		Common units (1,725,280 units)		4/1/2010	—	—		(16)
					2,658	3,139

MVL Group, Inc. (7)	Marketing research provider	Senior secured loan ($25,260 par due 7/2012)	12.00%	4/1/2010	25,260	25,260	$1.00	(16)

		Junior subordinated loan ($37,127 par due 7/2012)	12.00% Cash, 2.50% PIK	4/1/2010	35,902	37,127	$1.00	(4)(16)

		Junior subordinated loan ($144 par due 7/2012)	10.00%	4/1/2010	—	24	$0.17	(16)

		Common stock (554,091 shares )		4/1/2010	—	—	$—	(16)

		Common stock (6,625 shares )		4/1/2010	—	—	$—	(16)
					61,162	62,411

PC Helps Support, LLC	Technology support provider	Senior secured loan ($7,272 par due 12/2013)	3.55% (Libor + 3.25%/M)	4/1/2010	7,272	7,199	$0.99	(3)

		Senior subordinated loan ($23,764 par due 12/2013)	12.76%	4/1/2010	23,764	23,764	$1.00	(16)
					31,036	30,963

Pillar Holdings LLC and PHL Holding Co. (6)	Mortgage services	Senior secured loan ($1,875 par due 5/2014)	14.50%	7/31/2008	1,875	1,875	$1.00	(16)

		Senior secured loan ($5,500 par due 5/2014)	14.50%	7/31/2008	5,500	5,500	$1.00	(2)

		Senior secured loan ($14,937 par due 11/2013)	5.79% (Libor + 5.50%/B)	11/20/2007	14,937	14,937	$1.00	(2)

		Senior secured loan ($9,323 par due 11/2013)	5.79% (Libor + 5.50%/B)	11/20/2007	9,323	9,323	$1.00	(3)

		Common stock (84.78 shares)		11/20/2007	3,768	7,080	$83,510.26	(16)
					35,403	38,715

Primis Marketing Group, Inc. and Primis Holdings, LLC (6)	Database marketing services	Senior subordinated loan ($10,222 par due 2/2013)		8/24/2006	10,222	102	$0.01	(13)(16)

		Preferred units (4,000 units)		8/24/2006	3,600	—	$—	(16)

		Common units (4,000,000 units)		8/24/2006	400	—	$—	(16)
					14,222	102

Prommis Solutions, LLC, E-Default Services, LLC, Statewide Tax and Title Services, LLC & Statewide Publishing Services, LLC (formerly known as MR Processing Holding Corp.)	Bankruptcy and foreclosure processing services	Senior subordinated loan ($16,788 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/2007	16,788	16,788	$1.00	(4)(16)

		Senior subordinated loan ($27,032 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/2007	27,032	27,032	$1.00	(2)(4)

		Preferred units (30,000 units)		4/11/2006	3,000	5,759	$4.80	(16)
					46,820	49,579

Promo Works, LLC	Marketing services	Senior secured loan ($8,655 par due 12/2013)	11.00%	4/1/2010	5,105	7,394	$0.85	(16)

R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	176	$0.70	(16)

Summit Business Media, LLC	Business media consulting services	Junior secured loan ($11,930 par due 7/2014)		8/3/2007	10,276	239	$0.02	(3)(13)

Summit Energy Services, Inc.	Energy management consulting services	Common stock (38,778 shares)		4/1/2010	222	275	$7.09

		Common stock (385,608 shares)		4/1/2010	2,336	2,732	$7.09
					2,558	3,007

Tradesmen International, Inc.	Construction labor support	Senior subordinated loan ($20,000 par due 5/2014)	10.00%	4/1/2010	14,048	18,000	$0.90	(16)

		Warrants to purchase up to 771,036 shares		4/1/2010	—	—	$—
					14,048	18,000

VSS-Tranzact Holdings, LLC (6)	Management consulting services	Common membership interest (8.51% interest)		10/26/2007	10,204	6,215

Trover Solutions, Inc.	Healthcare collections services	Senior subordinated loan ($2,829 par due 11/2012)	10.50% Cash, 1.50% PIK	4/1/2010	2,829	2,829	$1.00	(4)

		Senior subordinated loan ($50,000 par due 11/2012)	10.50% Cash, 1.50% PIK	4/1/2010	50,000	50,000	$1.00	(2)(4)
					52,829	52,829

Venturehouse-Cibernet Investors, LLC	Financial settlement services for intercarrier wireless roaming	Equity interest		4/1/2010	—	—	$—	(16)
					637,759	613,780			22.09%

Healthcare-Services

Air Medical Group Holdings LLC (6)	Medical escort services	Senior secured revolving loan ($2,250 par due 3/2011)	4.00% (Base Rate + 0.75%/Q)	4/1/2010	2,202	2,250	$1.00	(16)

		Preferred equity interests		4/1/2010	15,107	27,439	$11.05	(16)

		Preferred equity interests		4/1/2010	3,098	5,626	$11.05	(16)

		Common equity interests		4/1/2010	—	—	$—
					20,407	35,315

Axium Healthcare Pharmacy, Inc.	Specialty pharmacy provider	Senior subordinated loan ($3,160 par due 3/2015)	8.00% PIK	4/1/2010	2,903	3,002	$0.95	(4)

CCS Group Holdings, LLC	Correctional facility healthcare operator	Class A units (1,000,000 units)		8/19/2010	1,000	1,000	$1.00	(16)

CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC (6)	Healthcare analysis services	Preferred stock (7,427 shares)		6/15/2007	8,763	8,325	$1,120.92	(16)

		Common stock (9,679 shares)		6/15/2007	4,000	9,595	$991.32	(16)

		Common stock (1,546 shares)		6/15/2007	—	1,533	$991.58	(16)
					12,763	19,453

DSI Renal Inc. (6)	Dialysis provider	Senior secured loan ($9,410 par due 3/2013)	9.00% (Libor + 7.00%/M)	4/4/2006	9,121	9,410	$1.00	(14)(16)

		Senior subordinated loan ($67,290 par due 4/2014)	6.00% Cash, 11.00% PIK	4/4/2006	66,804	67,290	$1.00	(4)(16)

		Common units (19,726 units)		4/4/2006	19,684	27,343	$1,386.14	(16)
					95,609	104,043

GG Merger Sub I, Inc.	Drug testing services	Senior secured loan ($11,330 par due 12/2014)	4.30% (Libor + 4.00%/Q)	12/14/2007	11,026	10,868	$0.96	(2)

		Senior secured loan ($12,000 par due 12/2014)	4.30% (Libor + 4.00%/Q)	12/14/2007	11,460	11,296	$0.94	(3)
					22,486	22,164

HCP Acquisition Holdings, LLC (7)	Healthcare compliance advisory services	Class A units (10,044,176 units)		6/26/2008	10,044	5,154	$0.51	(16)

Heartland Dental Care, Inc.	Dental services	Senior subordinated loan ($27,717 par due 7/2014)	14.25%	7/31/2008	27,717	27,717	$1.00	(16)

INC Research, Inc.	Consulting service provider to pharmaceutical and biotechnology companies	Senior subordinated loan ($10,000 par due 9/2017)	13.50%	9/27/2010	10,000	10,000	$1.00	(16)

		Common stock (1,000,000 shares)		9/27/2010	1,000	1,000	$1.00	(16)
					11,000	11,000

Magnacare Holdings, Inc., Magnacare Administrative Services, LLC, and Magnacare, LLC	Healthcare professional provider	Senior secured revolving loan ($350 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/13/2010	350	350	$1.00	(14)(16)

		Senior secured loan ($127,500 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/13/2010	127,500	127,500	$1.00	(14)(16)

					127,850	127,850

MWD Acquisition Sub, Inc.	Dental services	Junior secured loan ($5,000 par due 5/2013)	6.51% (Libor + 6.25%/M)	5/3/2007	5,000	4,750	$0.95	(3)

MPBP Holdings, Inc., Cohr Holdings, Inc. and MPBP Acquisition Co., Inc.	Healthcare equipment services	Junior secured loan ($19,195 par due 1/2014)		1/31/2007	19,195	960	$0.05	(13)(16)

		Junior secured loan ($11,517 par due 1/2014)		1/31/2007	11,517	576	$0.05	(3)(13)

		Common stock (50,000 shares )		1/31/2007	5,000	—	$—	(16)
					35,712	1,536

NS Merger Sub. Inc. and NS Holdings, Inc.	Healthcare technology provider	Senior subordinated loan ($579 par due 6/2017)	13.50%	6/21/2010	579	579	$1.00	(16)

		Senior subordinated loan ($50,000 par due 6/2017)	13.50%	6/21/2010	50,000	50,000	$1.00	(2)

		Common stock (2,500,000 shares)		6/21/2010	2,500	2,500	$1.00	(16)
					53,079	53,079

OnCURE Medical Corp.	Radiation oncology care provider	Common stock (857,143 shares)		8/18/2006	3,000	2,156	$2.52	(16)

Passport Health Communications, Inc., Passport Holding Corp. and Prism Holding Corp.	Healthcare technology provider	Senior secured loan ($11,387 par due 5/2014)	10.50% (Libor + 7.50%/B)	5/9/2008	11,387	11,387	$1.00	(2)(14)

		Senior secured loan ($10,511 par due 5/2014)	10.50% (Libor + 7.50%/B)	5/9/2008	10,511	10,511	$1.00	(3)(14)

		Series A preferred stock (1,594,457 shares)	10% PIK	7/30/2008	10,848	10,848	$6.80	(4)(16)

		Common stock (16,106 shares)		7/30/2008	100	—	$—	(16)
					32,846	32,746

PG Mergersub, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Senior subordinated loan ($4,000 par due 3/2016)	12.50%	3/12/2008	3,946	4,000	$1.00	(16)

		Common stock (16,667 shares)		3/12/2008	167	553	$33.18	(16)

		Preferred stock (333 shares)		3/12/2008	333	11	$33.00	(16)
					4,446	4,564

Reed Group, Ltd.	Medical disability management services provider	Senior secured revolving loan ($1,250 par due 12/2013)		4/1/2010	1,097	1,063	$0.85	(13)(16)

		Senior secured loan ($10,755 par due 12/2013)		4/1/2010	9,129	9,142	$0.85	(13)(16)

		Senior subordinated loan ($19,625 par due 12/2013)		4/1/2010	15,918	10,842	$0.55	(13)(16)

		Equity interests		4/1/2010	203	—	$—	(16)
					26,347	21,047

Regency Healthcare Group, LLC (6)	Hospice provider	Preferred member interest (1,293,960 units)		4/1/2010	2,007	1,778		(16)

Soteria Imaging Services, LLC (6)	Outpatient medical imaging provider	Junior secured loan ($1,750 par due 11/2010)	14.50%	4/1/2010	1,707	1,575	$0.90	(16)

		Junior secured loan ($2,500 par due 11/2010)	12.50%	4/1/2010	2,439	2,250	$0.90	(16)

		Preferred member interest (1,823,139 units)		4/1/2010	—	—
					4,146	3,825

U.S. Renal Care, Inc.	Dialysis provider	Senior subordinated loan ($20,132 par due 5/2017)	11.25% Cash, 2.00% PIK	5/24/2010	20,132	20,132	$1.00	(4)(16)

Univita Health, Inc.	Outsourced services provider	Senior subordinated loan ($20,935 par due 12/2014)	12.00% Cash, 3.00% PIK	12/22/2009	20,935	20,935	$1.00	(4)(16)

VOTC Acquisition Corp.	Radiation oncology care provider	Senior secured loan ($7,542 par due 7/2012)	11.00% Cash, 2.00% PIK	6/30/2008	7,542	7,542	$1.00	(4)(16)

		Preferred stock (3,888,222 shares)		7/14/2008	8,748	7,511	$1.93	(16)
					16,290	15,053

					555,719	538,299			19.37%

Restaurants and Food Services

ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($2,010 par due 11/2012)	6.50% (Libor + 3.50%/Q)	11/27/2006	2,010	2,010	$1.00	(14)(16)

		Senior secured revolving loan ($108 par due 11/2012)	6.50% (Base Rate + 2.50%/Q)	11/27/2006	108	108	$1.00	(14)(16)

		Senior secured loan ($23,149 par due 11/2013)	12.50% (Libor + 6.50%/Q)	11/27/2006	23,155	23,149	$1.00	(2)(14)

		Senior secured loan ($10,850 par due 11/2013)	12.50% (Libor + 6.50%/Q)	11/27/2006	10,850	10,850	$1.00	(3)(14)

		Promissory note ($13,105 par due 11/2016)	12.00% PIK	6/1/2006	14,886	13,214	$1.01	(16)

		Warrants to purchase up to 0.61 shares		6/1/2006	—	—	$—	(16)
					51,009	49,331

Encanto Restaurants, Inc. (8)	Restaurant owner and operator	Junior secured loan ($20,997 par due 8/2013)	11.00%	8/16/2006	20,997	19,317	$0.92	(2)

		Junior secured loan ($3,999 par due 8/2013)	11.00%	8/16/2006	3,999	3,679	$0.92	(3)
					24,996	22,996

Fulton Holdings Corp	Airport restaurant operator	Senior secured loan ($40,000 par due 5/2016)	12.50%	5/28/2010	40,000	40,000	$1.00	(2)(11)

		Common stock (19,672 shares)		5/28/2010	1,967	2,292	$116.51	(16)
					41,967	42,292

Hot Stuff Foods, LLC (7)	Convenience food service retailer	Senior secured loan ($36,467 par due 9/2014)	10.00% (Libor + 8.50%/M)	4/1/2010	36,467	36,467	$1.00	(14)(16)

		Junior secured loan ($31,320 par due 9/2014)	14.00%	4/1/2010	24,581	31,421	$1.00	(16)

		Senior subordinated loan ($20,841 par due 2/2013)		4/1/2010	—	—	$—	(13)(16)

		Junior subordinated loan ($31,532 par due 2/2013)		4/1/2010	—	—	$—	(13)(16)

		Class A common units (25,001 units)		4/1/2010	—	—	$—	(16)

		Class B common units (1,122,452 units)		4/1/2010	—	—	$—	(16)
					61,048	67,888

Huddle House, Inc. (7)	Restaurant owner and operator	Senior subordinated loan ($20,145 par due 12/2015)	12.00% Cash, 3.00% PIK	4/1/2010	19,893	16,469	$0.82	(4)(16)

		Common stock (358,428 shares)		4/1/2010	—	—	$—
					19,893	16,469

OTG Management, Inc.	Airport restaurant operator	Junior secured loan ($7,546 par due 6/2013)	16.00% (Libor + 11.00% Cash, 2.00% PIK/M)	6/19/2008	7,546	7,546	$1.00	(4)(14)(16)

		Junior secured loan ($41,603 par due 6/2013)	18.00% (Libor + 11.00% Cash, 4.00% PIK/M)	6/19/2008	41,695	41,603	$1.00	(4)(14)(16)

		Warrants to purchase up to 100,857 shares of common stock		6/19/2008	100	4,424	$43.86	(16)

		Warrants to purchase up to 9 shares of common stock		6/19/2008	—	—	$—	(16)
					49,341	53,573

PMI Holdings, Inc.	Restaurant owner and operator	Senior secured revolving loan ($575 par due 5/2015)	10.00% (Libor + 8.00%/B)	5/5/2010	575	575	$1.00	(14)(16)

		Senior secured loan ($9,946 par due 5/2015)	10.00% (Libor + 8.00%/B)	5/5/2010	9,946	9,946	$1.00	(2)(14)

		Senior secured loan ($9,946 par due 5/2015)	10.00% (Libor + 8.00%/B)	5/5/2010	9,946	9,946	$1.00	(3)(14)

		Senior secured loan ($4 par due 5/2015)	10.25% (Base Rate + 7.00%/M)	5/5/2010	4	4	$0.92	(2)

		Senior secured loan ($4 par due 5/2015)	10.25% (Base Rate + 7.00%/M)	5/5/2010	4	4	$0.92	(3)
					20,475	20,475

S.B. Restaurant Company	Restaurant owner and operator	Senior secured loan ($38,327 par due 4/2011)	11.75%	4/1/2010	28,546	35,598	$0.93	(16)

		Preferred stock (46,690 shares)		4/1/2010	—	—	$—	(16)

		Warrants to purchase up to 534,049 shares of common stock		4/1/2010	—	—	$—	(16)
					28,546	35,598

Vistar Corporation and Wellspring Distribution Corp.	Food service distributor	Senior subordinated loan ($31,625 par due 5/2015)	13.50%	5/23/2008	31,625	31,625	$1.00	(16)

		Senior subordinated loan ($30,000 par due 5/2015)	13.50%	5/23/2008	30,000	30,000	$1.00	(2)

		Class A non-voting common stock (1,366,120 shares )		5/3/2008	7,500	5,391	$3.95	(16)
					69,125	67,016

					366,400	375,638			13.52%
Financial Services

AllBridge Financial, LLC (7)	Asset management services	Equity interests		4/1/2010	11,370	11,325	$0.28	(16)

Callidus Capital Corporation (7)	Asset management services	Senior subordinated loan ($4,594 par due 8/2013)		4/1/2010	4,120	4,594	$1.00	(13)(16)

		Common stock (100 shares )		4/1/2010	—	2,106	$21,060	(16)
					4,120	6,700

Carador PLC (6)(8)(9)	Investment company	Ordinary shares (7,110,525 shares )		12/15/2006	9,033	4,586	$0.64	(16)

Ciena Capital LLC (7)	Real estate and small business loan servicer	Senior secured revolving loan ($319,031 par due 3/2009)		4/1/2010	78,971	77,690	$0.24	(13)

		Senior secured loan ($4,969 par due 3/2011)		4/1/2010	5,041	1,210	$0.24	(13)

		Class B equity interests		4/1/2010	—	—	$—

		Class C equity interests		4/1/2010	—	—	$—
					84,012	78,900

Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($6,000 par due 6/2015)	15.00%	4/1/2010	6,000	6,000	$1.00

		Senior subordinated loan ($4,000 par due 6/2015)	15.00%	4/1/2010	4,000	4,000	$1.00

		Senior subordinated loan ($9,500 par due 6/2015)	15.00%	4/1/2010	9,500	9,500	$1.00
					19,500	19,500

Compass Group Diversified Holdings, LLC (17)	Middle market business manager	Senior secured revolving loan ($5,147 par due 12/2012)	2.76% (Libor + 2.50%/Q)	4/1/2010	5,147	5,147	$1.00	(16)

		Senior secured revolving loan ($882 par due 12/2012)	2.80% (Libor + 2.50%/Q)	4/1/2010	882	882	$1.00	(16)

		Senior secured revolving loan ($735 par due 12/2012)	2.80% (Libor + 2.50%/Q)	4/1/2010	735	735	$1.00	(16)

		Senior secured revolving loan ($684 par due 12/2012)	4.75% (Base Rate + 1.50%/M)	4/1/2010	684	684	$1.00	(16)
					7,448	7,448

Financial Pacific Company (7)	Commercial finance leasing	Senior subordinated loan ($20,902 par due 2/2012)	7.99%	4/1/2010	11,264	11,760	$0.56	(16)

		Senior subordinated loan ($20,902 par due 2/2012)	7.99%	4/1/2010	11,263	11,760	$0.56	(16)

		Senior subordinated loan ($19,334 par due 2/2012)	7.99%	4/1/2010	10,373	10,878	$0.56	(16)

		Junior subordinated loan ($10,399 par due 8/2012)		4/1/2010	—	—	$—	(16)

		Preferred stock (8,583 shares )		4/1/2010	—	—	$—	(16)

		Preferred stock (424 shares )		4/1/2010	—	—	$—	(16)

		Preferred stock (450 shares )		4/1/2010	—	—	$—	(16)

		Common stock (12,711 shares )		4/1/2010	—	—	$—	(16)
					32,900	34,398

Imperial Capital Group, LLC and Imperial Capital Private Opportunities, LP (6)(9)	Investment company	Common units (2,526 shares )		5/10/2007	3	4,637	$1,835.31	(16)

		Common units (315 shares )		5/10/2007	—	578	$1,834.92	(16)

		Common units (7,710 shares )		5/10/2007	14,997	14,152	$1,835.54	(16)

		Limited partnership interest (80% interest)		5/10/2007	6,794	5,316		(16)
					21,794	24,683

Ivy Hill Asset Management, L.P. (7)	Asset management services	Member interest		6/15/2009	96,328	119,976	$1.25	(16)

VSC Investors LLC (9)	Investment company	Membership interest (4.63% interest)		1/24/2008	819	642		(16)

					287,324	308,158			11.09%

Consumer Products-Non-durable

Augusta Sportswear, Inc.	Manufacturer of athletic apparel	Senior secured loan ($15,561 par due 7/2015)	8.50% (Libor + 7.50%/Q)	9/3/2010	15,561	15,561	$1.00	(2)(14)

		Senior secured loan ($9,377 par due 7/2015)	8.50% (Libor + 7.50%/Q)	9/3/2010	9,377	9,377	$1.00	(3)(14)
					24,938	24,938

Blacksmith Brands Holdings, Inc. and Blacksmith Brands, Inc.	Consumer products and personal care manufacturer	Senior secured loan ($22,060 par due 12/2014)	12.50% (Base Rate + 8.50%/Q)	10/23/2009	22,060	22,060	$1.00	(14)(16)

Gilchrist & Soames, Inc.	Personal care manufacturer	Senior subordinated loan ($23,519 par due 10/2013)	13.44%	4/1/2010	22,686	23,519	$1.00	(16)

Insight Pharmaceuticals Corporation (6)	OTC drug products manufacturer	Senior subordinated loan ($5,271 par due 9/2012)	13.00% Cash, 2.00% PIK	4/1/2010	5,271	5,271	$1.00	(14)(16)

		Senior subordinated loan ($50,000 par due 9/2012)	13.00% Cash, 2.00% PIK	4/1/2010	50,000	50,000	$1.00	(14)(16)

		Common stock (155,000 shares)		4/1/2010	12,070	12,627	$81.46	(16)
					67,341	67,898

Making Memories Wholesale, Inc. (7)	Scrapbooking branded products manufacturer	Senior secured revolving loan ($250 par due 8/2014)	10.00% (Libor + 6.50%/Q)	8/21/2009	250	250	$1.00	(14)(16)

		Senior secured revolving loan ($250 par due 8/2014)	10.00% (Libor + 6.50%/Q)	8/21/2009	250	250	$1.00	(14)(16)

		Senior secured revolving loan ($500 par due 8/2014)	10.00% (Libor + 6.50%/Q)	8/21/2009	500	500	$1.00	(14)(16)

		Senior secured loan ($9,625 par due 8/2014)	10.00% (Base Rate + 5.50%/Q)	8/21/2009	7,670	7,475	$0.78	(14)(16)

		Senior secured loan ($5,436 par due 8/2014)		8/21/2009	4,059	—	$—	(13)(16)
		Common stock (100 shares)		8/21/2009	—	—	$—	(16)

					12,729	8,475

The Step2 Company, LLC	Toy manufacturer	Senior secured loan ($94,358 par due 4/2012)	12.00% Cash, 1.00% PIK	4/1/2010	89,300	86,479	$0.92	(4)(16)

		Common equity interest		4/1/2010	—	—	$—	(16)

		Preferred equity interest		4/1/2010	24	—	$—	(16)
					89,324	86,479

The Thymes, LLC (7)	Cosmetic products manufacturer	Preferred units (6,283 units)	8.00% PIK	6/21/2007	6,920	6,424	$1,022.51	(4)

		Common units (5,400 units)		6/21/2007	—	—	$—	(16)
					6,920	6,424

Woodstream Corporation	Pet products manufacturer	Senior subordinated loan ($4,743 par due 2/2015)	12.00%	1/22/2010	4,534	4,506	$0.95	(16)

		Senior subordinated loan ($50,257 par due 2/2015)	12.00%	1/22/2010	43,264	47,745	$0.95	(16)

		Common stock (4,254 shares)		1/22/2010	1,222	2,153	$506.12	(16)

					49,020	54,404

					295,018	294,197			10.59%

Education

Campus Management Corp. and Campus Management Acquisition Corp. (6)	Education software developer	Preferred stock (493,147 shares)		2/8/2008	9,949	13,811	$28.01	(16)

Community Education Centers, Inc.	Offender re-entry and in-prison treatment services provider	Senior subordinated loan ($38,096 par due 11/2013)		4/1/2010	35,203	37,334	$0.98	(13)(16)

eInstruction Corporation	Developer, manufacturer and retailer of educational products	Junior secured loan ($17,000 par due 7/2014)	7.79% (Libor + 7.50%/M)	4/1/2010	14,761	15,300	$0.90	(16)

		Senior subordinated loan ($22,356 par due 1/2015)	16.00% PIK	4/1/2010	20,355	21,238	$0.95	(4)(16)

		Common stock (2,406 shares)		4/1/2010	926	1,710	$710.72	(16)
					36,042	38,248

ELC Acquisition Corporation	Developer, manufacturer and retailer of educational products	Senior secured loan ($160 par due 11/2012)	3.51% (Libor + 3.25%/M)	11/30/2006	160	160	$1.00	(3)

		Junior secured loan ($8,333 par due 11/2013)	7.26% (Libor + 7.00%/M)	11/30/2006	8,333	8,333	$1.00	(3)
					8,493	8,493

Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc. (8)	Private school operator	Series B preferred stock (1,401,385 shares)		8/5/2010	4,004	4,004	$2.86	(16)

		Series B preferred stock (348,615 shares)		8/5/2010	996	996	$2.86	(16)

		Series C preferred stock (1,994,644 shares)		6/7/2010	547	2,586	$1.30	(16)

		Series C preferred stock (517,942 shares)		6/7/2010	142	672	$1.30	(16)

		Common stock (16 shares)		6/7/2010	—	—	$—	(16)

		Common stock (4 shares)		6/7/2010	—	—	$—	(16)
					5,689	8,258

JTC Education Holdings, Inc.	Postsecondary school operator	Senior secured loan ($20,123 par due 12/2014)	12.50% (Libor + 9.50%/M)	12/31/2009	20,123	20,123	$1.00	(14)(16)

		Senior secured loan ($10,931 par due 12/2014)	12.50% (Libor + 9.50%/M)	12/31/2009	10,931	10,931	$1.00	(3)(14)
					31,054	31,054

R3 Education, Inc. (formerly known as Equinox EIC Partners, LLC and MUA Management Company) and EIC Acquisitions Corp. (8)	Medical school operator	Senior secured loan ($6,775 par due 4/2013)	9.00% (Libor + 6.00%/M)	4/3/2007	6,775	10,181	$1.50	(3)(14)

		Senior secured loan ($10,113 par due 4/2013)	9.00% (Libor + 6.00%/Q)	9/21/2007	10,113	15,197	$1.50	(14)(16)

		Senior secured loan ($4,000 par due 4/2013)	9.00% (Libor + 6.00%/Q)	9/21/2007	4,000	6,011	$1.50	(3)(14)

		Senior secured loan ($5,547 par due 4/2013)	13.00% PIK	12/8/2009	2,026	8,336	$1.50	(4)(16)

		Preferred stock (8,000 shares)		7/30/2008	2,000	1,000	$125.00	(16)

		Preferred stock (800 shares)		7/30/2008	200	100	$125.00	(16)

		Warrants to purchase up to 27,890 shares		12/8/2009	—	—	$—	(16)

		Common membership interest (26.27% interest)		9/21/2007	15,800	20,708		(16)

					40,914	61,533

					167,344	198,731			7.15%

Manufacturing

Component Hardware Group, Inc.	Commercial equipment	Senior secured loan ($3,000 par due 12/2014)	6.00% Cash, 4.00% PIK	8/4/2010	3,000	3,000	$1.00	(4)(16)

		Senior subordinated loan ($10,000 par due 12/2014)	6.00% Cash, 7.00% PIK	4/1/2010	5,566	10,000	$1.00	(4)

		Warrants to purchase up to 1,462,500 shares of common stock		8/4/2010	—	1,055	$0.72	(16)
					8,566	14,055

Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($5,867 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/16/2006	5,867	5,867	$1.00	(14)(16)

		Senior secured loan ($375 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/16/2006	375	375	$1.00	(14)(16)

		Senior secured loan ($8,392 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/16/2006	8,392	8,392	$1.00	(3)(14)

		Senior secured loan ($536 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/16/2006	536	536	$1.00	(3)(14)

		Senior secured loan ($9 par due 5/2011)	8.50% (Base Rate + 1.75%/M)	5/16/2006	9	9	$1.00	(3)(14)(16)

		Senior secured loan ($13 par due 5/2011)	8.50% (Base Rate + 1.75%/M)	5/16/2006	13	13	$1.01	(3)(14)

		Senior secured loan ($3,806 par due 5/2011)	10.00% (Libor + 6.00%/M)	5/16/2006	3,806	3,806	$1.00	(14)(16)

		Senior secured loan ($1,579 par due 5/2011)	10.00% (Libor + 6.00%/M)	5/16/2006	1,579	1,579	$1.00	(3)(14)

		Senior secured loan ($3,532 par due 5/2011)	13.00% Cash, 3.00% PIK	5/16/2006	3,532	3,532	$1.00	(4)(16)

		Senior secured loan ($5,051 par due 5/2011)	13.00% Cash, 3.00% PIK	5/16/2006	5,051	5,051	$1.00	(2)(4)
					29,160	29,160

Industrial Air Tool, LP and Affiliates d/b/a Industrial Air Tool (7)	Industrial products	Senior subordinated loan ($6,000 par due 6/2014)	9.00%	4/1/2010	6,000	14,312	$2.39

		Member interest (375 units)		4/1/2010	7,419	145		(16)
					13,419	14,457

Jakel, Inc. (7)	Electric motor manufacturer	Senior subordinated loan ($748 par due 3/2011)		4/1/2010	—	—	$—	(13)

NetShape Technologies, Inc.	Metal precision engineered components manufacturer	Senior secured revolving loan ($972 par due 2/2013)	4.06% (Libor + 3.75%/B)	4/1/2010	521	526	$0.54	(16)

Reflexite Corporation (7)	Developer and manufacturer of high-visibility reflective products	Senior subordinated loan ($6,269 par due 11/2014)	20.00% (Base Rate + 9.25% Cash, 7.50% PIK/Q)	2/26/2008	6,269	6,583	$1.05	(4)(14)(16)
		Senior subordinated loan ($11,462 par due 11/2014)	20.00% (Base Rate + 9.25% Cash, 7.50% PIK/Q)	2/26/2008	11,462	12,035	$1.05	(3)(4)(14)
		Common stock (1,821,860 shares)		3/28/2006	27,435	28,233	$15.50	(16)
					45,166	46,851

Saw Mill PCG Partners LLC	Precision components manufacturer	Common units (1,000 units)		2/2/2007	1,000	—	$—	(16)

STS Operating, Inc.	Hydraulic systems equipment and supplies provider	Senior subordinated loan ($30,386 par due 1/2013)	11.00%	4/1/2010	29,361	29,778	$0.98	(2)

UL Holding Co., LLC	Petroleum product manufacturer	Junior secured loan ($2,124 par due 12/2012)	14.50%	2/13/2009	2,124	2,018	$0.95	(16)
		Junior secured loan ($846 par due 12/2012)	14.50%	2/13/2009	846	804	$0.95	(3)
		Junior secured loan ($2,114 par due 12/2012)	9.82% (Libor + 9.38%/Q)	2/13/2009	2,114	2,008	$0.95	(16)
		Junior secured loan ($842 par due 12/2012)	9.82% (Libor + 9.38%/Q)	2/13/2009	842	799	$0.95	(3)
		Junior secured loan ($10,836 par due 12/2012)	9.82% (Libor + 9.38%/Q)	2/13/2009	10,836	10,294	$0.95	(3)
		Junior secured loan ($2,970 par due 12/2012)	14.50%	2/13/2009	2,970	2,822	$0.95	(2)
		Junior secured loan ($990 par due 12/2012)	14.50%	2/13/2009	990	941	$0.95	(3)
		Senior secured loan ($5,000 par due 12/2012)	15.00%	8/13/2010	5,000	5,000	$1.00	(16)
		Common units (50,000 units)		4/25/2008	500	97	$1.94	(16)
		Common units (207,843 units)		4/25/2008	—	403	$1.94	(16)
					26,222	25,186

Universal Trailer Corporation (6)	Livestock and specialty trailer manufacturer	Common stock (74,920 shares)		10/8/2004	7,930	—	$—	(16)

					161,345	160,013			5.76%

Telecommunications
American Broadband Communications, LLC and American Broadband Holding Company	Broadband communication services	Senior secured loan ($36,100 par due 9/2013)	7.50% (Libor + 5.50%/Q)	9/1/2010	34,545	36,100	$1.00	(14)(16)
		Senior secured loan ($9,400 par due 9/2013)	7.50% (Libor + 5.50%/Q)	9/1/2010	9,400	9,400	$1.00	(3)(14)
		Senior subordinated loan ($32,702 par due 11/2014)	12.00% Cash, 4.00% PIK	2/8/2008	32,702	32,702	$1.00	(2)(4)
		Senior subordinated loan ($10,327 par due 11/2014)	12.00% Cash, 4.00% PIK	11/7/2007	10,327	10,327	$1.00	(4)(16)
		Senior subordinated loan ($30,143 par due 11/2014)	12.00% Cash, 4.00% PIK	9/1/2010	30,143	30,143	$1.00	(4)(16)
		Warrants to purchase up to 200 shares		9/1/2010	—	—	$—	(16)
		Warrants to purchase up to 208 shares		11/7/2007	—	3,379	$16,245.19	(16)
					117,117	122,051

Startec Equity, LLC (7)	Communication services	Member interest		4/1/2010	—	—	$—	(16)

					117,117	122,051			4.39%

Consumer Products-Durable
Bushnell, Inc.	Sports optics manufacturer	Senior subordinated loan ($41,325 par due 2/2014)	7.03% (Libor + 6.50%/Q)	4/1/2010	30,087	30,994	$0.75	(16)

Carlisle Wide Plank Floors, Inc.	Hardwood floor manufacturer	Senior secured loan ($1,609 par due 6/2011)	12.00% Cash	4/1/2010	1,509	1,448	$0.90	(16)
		Common stock (345,056 shares)		4/1/2010	—	—	$—
					1,509	1,448

Direct Buy Holdings, Inc. and Direct Buy Investors, LP (6)	Membership based buying club franchisor and operator	Senior secured loan ($2,100 par due 11/2012)	7.75% (Libor + 6.00%/M)	12/14/2007	2,049	1,995	$0.95	(2)(14)
		Senior subordinated loan ($80,816 par due 5/2013)	12.00% Cash, 4.00% PIK	4/1/2010	76,787	76,776	$0.95	(4)(16)
		Partnership interest (80,000 shares)		4/1/2010	3,112	3,330	$0.42	(16)
		Partnership interest (100,000 shares)		11/30/2007	10,000	4,145	$0.42	(16)
					91,948	86,246

					123,544	118,688			4.27%

Beverage, Food and Tobacco
Apple & Eve, LLC and US Juice Partners, LLC (6)	Juice manufacturer	Senior secured loan ($14,202 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	14,202	14,202	$1.00	(14)(16)
		Senior secured loan ($14,943 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	14,943	14,943	$1.00	(3)(14)
		Senior units (50,000 units)		10/5/2007	5,000	5,628	$112.56
					34,145	34,773

Border Foods, Inc. (7)	Green chile and jalapeno products manufacturer	Senior secured loan ($28,526 par due 3/2012)	13.50%	4/1/2010	28,526	28,526	$1.00	(16)
		Preferred stock (100,000 shares)		4/1/2010	21,346	22,287	$222.87	(16)
		Common stock (148,838 shares)		4/1/2010	13,472	10,095	$67.83	(16)
		Common stock (87,707 shares)		4/1/2010	—	—	$—	(16)
		Common stock (23,922 shares)		4/1/2010	—	—	$—	(16)
					63,344	60,908

Bumble Bee Foods, LLC and BB Co-Invest LP (8)	Canned seafood manufacturer	Common units (4,000 units)		11/18/2008	4,000	11,193	$2,798.25	(16)

Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated loan ($6,673 par due 2/2013)	13.00% PIK	2/6/2008	6,673	6,673	$1.00	(4)(16)
		Preferred stock (6,258 shares)		9/1/2006	2,500	1,585	$253.27	(16)
					9,173	8,258

Distant Lands Trading Co.	Coffee manufacturer	Common stock (1,294 shares)		4/1/2010	980	893	$690.11	(16)
		Common stock (2,157 shares)		4/1/2010	—	—	$—	(16)
					980	893

Ideal Snacks Corporation	Snacks manufacturer	Senior secured revolving loan ($1,078 par due 6/2011)	8.50% (Base Rate + 4.00%/M)	4/1/2010	1,078	970	$0.90	(14)(16)

					112,720	116,995			4.21%

Services-Other
Growing Family, Inc. and GFH Holdings, LLC (6)	Photography services	Senior secured revolving loan ($157 par due 8/2011)	9.00% (Base Rate + 1.75% Cash, 4.00% PIK/M)	3/16/2007	156	69	$0.44	(4)(14)(16)
		Senior secured revolving loan ($2,252 par due 8/2011)	9.00% (Base Rate + 1.75% Cash, 4.00% PIK/M)	3/16/2007	2,218	992	$0.44	(4)(14)(16)
		Senior secured loan ($453 par due 3/2013)	9.00% (Base Rate + 1.75% Cash, 4.00% PIK/M)	3/16/2007	424	200	$0.44	(4)(14)(16)
		Senior secured loan ($6,498 par due 3/2013)	9.00% (Base Rate + 1.75% Cash, 4.00% PIK/M)	3/16/2007	6,437	2,862	$0.44	(4)(14)(16)
		Preferred stock (8,750 shares)		3/16/2007	—	—	$—	(16)
		Common stock (552,430 shares)		3/16/2007	872	—	$—	(16)
		Warrants to purchase up to 11,313,678 Class B units		3/16/2007	—	—	$—	(16)
					10,107	4,123

NPA Acquisition, LLC	Powersport vehicle auction operator	Senior secured loan ($6,000 par due 2/2013)	7.01% (Libor + 6.75%/M)	8/23/2006	6,000	6,000	$1.00	(3)
		Common units (1,709 units)		8/23/2006	1,000	3,000	$1,755.41
					7,000	9,000

PODS Funding Corp.	Storage and warehousing	Senior subordinated loan ($6,500 par due 12/2015)	16.64% PIK	12/23/2009	5,189	6,500	$1.00	(4)(16)
		Senior subordinated loan ($25,125 par due 6/2015)	15.00%	12/23/2009	25,125	25,125	$1.00	(16)
					30,314	31,625

United Road Towing, Inc.	Towing company	Junior secured loan ($18,792 par due 1/2014)	14.75% (Libor + 11.25% Cash, 1.00% PIK/Q)	4/1/2010	18,542	18,792	$1.00	(4)(14)(16)
		Warrants to purchase up to 607 shares		4/1/2010	—	19	$30.84
					18,542	18,811

Web Services Company, LLC	Laundry service and equipment provider	Senior secured loan ($4,900 par due 8/2014)	7.00% (Base Rate + 3.75%/Q)	6/15/2009	4,689	4,900	$1.00	(3)
		Senior subordinated loan ($13,478 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	13,478	13,478	$1.00	(4)(16)
		Senior subordinated loan ($26,296 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	26,296	26,296	$1.00	(2)(4)
					44,463	44,674

					110,426	108,233			3.90%

Retail
Apogee Retail, LLC	For-profit thrift retailer	Senior secured loan ($11,408 par due 9/2012)	12.00% Cash, 4.00% PIK	5/28/2008	11,408	11,408	$1.00	(4)(16)
		Senior secured loan ($2,947 par due 3/2012)	5.51% (Libor + 5.25%/M)	3/27/2007	2,947	2,829	$0.96	(2)
		Senior secured revolving loan ($780 par due 3/2012)	7.25% (Base Rate + 4.00%/Q)	3/27/2007	780	749	$0.96	(16)
		Senior secured loan ($3,386 par due 9/2012)	12.00% Cash, 4.00% PIK	5/28/2008	3,386	3,386	$1.00	(4)(16)
		Senior secured loan ($25,909 par due 3/2012)	5.51% (Libor + 5.25%/M)	3/27/2007	25,909	24,873	$0.96	(2)
		Senior secured loan ($11,337 par due 3/2012)	5.51% (Libor + 5.25%/M)	3/27/2007	11,337	10,884	$0.96	(3)
					55,767	54,129

Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Common stock (1,170,182 shares)		8/8/2006	4,500	6,335	$5.41	(16)

Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($63 par due 9/2012)	6.50% (Base Rate + 1.25% Cash, 1.00% PIK/M)	9/28/2006	63	61	$0.97	(3)(4)(14)
		Senior secured loan ($2,666 par due 9/2012)	6.50% (Base Rate + 1.25% Cash, 1.00% PIK/M)	9/28/2006	2,663	2,586	$0.97	(3)(4)(14)
		Senior secured loan ($760 par due 9/2012)	6.50% (Base Rate + 1.25% Cash, 1.00% PIK/M)	9/28/2006	759	737	$0.97	(4)(14)(16)
		Senior secured loan ($195 par due 9/2012)	6.50% (Base Rate + 1.25% Cash, 1.00% PIK/M)	9/28/2006	195	189	$0.97	(3)(4)(14)
		Senior secured loan ($27,130 par due 9/2012)	6.50% (Base Rate + 1.25% Cash, 1.00% PIK/M)	9/28/2006	27,098	26,314	$0.97	(4)(14)(16)
		Senior secured loan ($6,981 par due 9/2012)	6.50% (Base Rate + 1.25% Cash, 1.00% PIK/M)	9/28/2006	6,975	6,773	$0.97	(3)(4)(14)
		Preferred stock (73 shares)		3/19/2009	—	1,608	$21,985.23	(16)

		Preferred stock (80 shares)		9/28/2006	1,800	1,759	$21,987.50	(16)
		Common stock (800 shares)		9/28/2006	200	—	$—	(16)
		Warrants to purchase up to 859 shares of preferred stock		3/19/2009	—	—	$—	(16)
					39,753	40,027

					100,020	100,491			3.62%

Commercial Real Estate Finance

10th Street, LLC (6)	Real estate holding company	Senior subordinated loan ($23,013 par due 11/2014)	8.93% Cash, 4.07% PIK	4/1/2010	23,013	23,013	$1.00	(4)
		Member interest (10.00% interest)		4/1/2010	594	592
		Option (25,000 units)		4/1/2010	25	25	$1.00
					23,632	23,630

Allied Capital REIT, Inc. (7)	Real estate investment trust	Real estate equity interests		4/1/2010	165	574

American Commercial Coatings	Real estate property	Commercial mortgage loan ($2,000 par due 12/2025)		4/1/2010	1,976	1,875	$0.94	(13)

Aquila Binks Forest Development, LLC	Real estate developer	Commercial mortgage loan ($12,676 par due 6/2011)	2.50%	4/1/2010	11,099	5,894	$0.46	(16)
		Real estate equity interests		4/1/2010	—	—
					11,099	5,894

Cleveland East Equity LLC	Hotel operator	Real estate equity interests		4/1/2010	1,026	1,885

Crescent Hotels & Resorts, LLC and affiliates (7)	Hotel operator	Senior subordinated loan ($433 par due 6/2010)		4/1/2010	433	455	$1.05	(13)(16)
		Senior subordinated loan ($4,124 par due 1/2012)		4/1/2010	1,475	—	$—	(13)
		Senior subordinated loan ($4,348 par due 6/2017)		4/1/2010	1,482	—	$—	(13)(16)
		Senior subordinated loan ($2,722 par due 6/2017)		4/1/2010	928	—	$—	(13)(16)
		Senior subordinated loan ($5,974 par due 9/2012)		4/1/2010	2,051	—	$—	(13)
		Senior subordinated loan ($263 par due 3/2013)		4/1/2010	263	—	$—	(13)(16)
		Senior subordinated loan ($3,078 par due 1/2012)		4/1/2010	—	—	$—	(13)
		Senior subordinated loan ($2,926 par due 6/2017)		4/1/2010	—	—	$—	(13)
		Senior subordinated loan ($2,112 par due 9/2011)		4/1/2010	—	—	$—	(13)
		Senior subordinated loan ($2,050 par due 6/2017)		4/1/2010	—	—	$—	(13)
		Senior subordinated loan ($4,826 par due 9/2012)		4/1/2010	—	—	$—	(13)
		Preferred equity interest		4/1/2010	—	1,875
		Preferred equity interest		4/1/2010	—	1,700
		Member interests		4/1/2010	—	—
		Common equity interest		4/1/2010	17	—
					6,649	4,030

Commons R-3, LLC	Real estate developer	Real estate equity interests		4/1/2010	—	—

DI Safford, LLC	Hotel operator	Commercial mortgage loan ($5,311 par due 5/2032)		4/1/2010	2,757	2,750	$0.52	(13)(16)

Galley Equities, LLC	Food distribution facility	Commercial mortgage loan ($220 par due 1/2015)		4/1/2010	—	—	$—	(13)(16)

Holiday Inn West Chester	Hotel property	Real estate owned		4/1/2010	3,513	3,570

Hot Light Brands, Inc. (7)	Real estate holding company	Senior secured loan ($27,918 par due 2/2011)		4/1/2010	5,399	5,329	$0.19	(13)(16)

		Common stock (93,500 shares)		4/1/2010	—	—	$—	(16)
					5,399	5,329

MGP Park Place Equity, LLC	Office building operator	Commercial mortgage loan ($6,500 par due 5/2011)		4/1/2010	650	325	$0.05	(13)

NPH, Inc	Hotel property	Real estate equity interest		4/1/2010	5,291	7,606

Van Ness Hotel, Inc.	Hotel operator	Commercial mortgage loan ($3,750 par due 8/2013)		4/1/2010	1,027	371	$0.10	(13)(16)
		Commercial mortgage loan ($13,702 par due 12/2011)	5.50%	4/1/2010	13,702	13,702	$1.00	(16)
		Real estate equity interests		4/1/2010	—	—		(16)
					14,729	14,073

					76,886	71,541			2.57%

Wholesale Distribution

BECO Holding Company, Inc.	Wholesale distributor of first response fire protection equipment and related parts	Common stock (25,000 shares)		7/30/2010	2,500	2,500	$100.00	(16)

Stag-Parkway, Inc. (7)	Automotive aftermarket components supplier	Senior secured loan ($34,500 par due 12/2014)	12.50% (Libor + 11.00%/B)	9/30/2010	34,500	34,500	$1.00	(14)(16)
		Preferred stock (4,200 shares)	16.50%	9/30/2010	2,310	4,200	$1,000.00
		Common stock (10,200 shares)		4/1/2010	—	12,200	$1,196.08	(16)
					36,810	50,900

					39,310	53,400			1.92%

Computers and Electronics

Network Hardware Resale, Inc.	Networking equipment resale provider	Senior subordinated loan ($12,662 par due 12/2011)	12.00%	4/1/2010	12,662	12,662	$1.00	(2)
		Convertible junior subordinated loan ($17,518 par due 12/2013)	9.75%	4/1/2010	17,561	20,949	$1.20	(16)
					30,223	33,611

TZ Merger Sub, Inc.	Healthcare enterprise software developer	Senior secured loan ($4,678 par due 8/2015)	7.50% (Libor + 4.50%/Q)	6/15/2009	4,593	4,678	$1.00	(3)(14)

					34,816	38,289			1.38%

Printing, Publishing and Media

Canon Communications LLC	Print publications services	Senior secured loan ($12,155 par due 11/2011)	13.75% (Libor + 6.75% Cash, 2.00% PIK/Q)	5/25/2005	12,144	12,155	$1.00	(2)(4)(14)
		Senior secured loan ($12,387 par due 11/2011)	13.75% (Libor + 6.75% Cash, 2.00% PIK/Q)	5/25/2005	12,376	12,387	$1.00	(3)(4)(14)
					24,520	24,542

EarthColor, Inc. (7)	Printing management services	Common stock (89,435 shares)		4/1/2010	—	—	$—

LVCG Holdings LLC (7)	Commercial printer	Membership interests (56.53% interest)		10/12/2007	6,600	132

National Print Group, Inc.	Printing management services	Senior secured revolving loan ($1,141 par due 10/2012)	9.00% (Libor + 6.00%/S)	3/2/2006	1,141	966	$0.85	(14)(16)
		Senior secured revolving loan ($558 par due 10/2012)	9.00% (Base Rate + 5.00%/M)	3/2/2006	558	472	$0.85	(14)(16)
		Senior secured loan ($7,587 par due 10/2012)	14.00% (Libor + 6.00% Cash, 5.00% PIK/Q)	3/2/2006	7,275	6,419	$0.85	(3)(4)(14)
		Senior secured loan ($342 par due 10/2012)	14.00% (Base Rate + 5.00% Cash, 5.00% PIK/Q)	3/2/2006	329	289	$0.84	(3)(4)(14)
		Preferred stock (9,344 shares)		3/2/2006	2,000	—	$—	(16)
					11,303	8,146

The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (29,969 shares)		9/29/2006	2,997	3,540	$118.12	(16)
		Common stock (15,393 shares)		9/29/2006	3	4	$0.26
					3,000	3,544

					45,423	36,364			1.31%

Environmental Services

AWTP, LLC	Water treatment services	Junior secured loan ($4,755 par due 12/2012)		12/23/2005	4,755	1,664	$0.35	(13)(16)
		Junior secured loan ($2,086 par due 12/2012)		12/23/2005	2,086	730	$0.35	(3)(13)
		Junior secured loan ($4,755 par due 12/2012)		12/23/2005	4,755	1,664	$0.35	(13)(16)
		Junior secured loan ($2,086 par due 12/2012)		12/23/2005	2,086	730	$0.35	(3)(13)
					13,682	4,788

Mactec, Inc.	Engineering and environmental services	Class B-4 stock (16 shares)		11/3/2004	—	1	$62.27	(16)
		Class C stock (5,556 shares)		11/3/2004	—	234	$42.12	(16)
					—	235

Sigma International Group, Inc. (8)	Water treatment parts manufacturer	Junior secured loan ($1,833 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	1,833	1,283	$0.70	(14)(16)
		Junior secured loan ($917 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	917	642	$0.70	(14)(16)
		Junior secured loan ($2,778 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	2,778	1,944	$0.70	(14)(16)
		Junior secured loan ($4,000 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	4,000	2,800	$0.70	(3)(14)
		Junior secured loan ($2,000 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	2,000	1,400	$0.70	(3)(14)
		Junior secured loan ($6,060 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	6,060	4,242	$0.70	(3)(14)
					17,588	12,311

Universal Environmental Services, LLC (6)	Hydrocarbon recycling and related waste management services and products	Preferred member interest (15.00% interest)		4/1/2010	—	—

Waste Pro USA, Inc.	Waste management services	Preferred Class A common stock (611,615 shares )		11/9/2006	12,263	15,942	$26.07	(16)

Wastequip, Inc. (6)	Waste management equipment manufacturer	Senior subordinated loan ($13,121 par due 2/2015)		2/5/2007	13,030	984	$0.07	(13)(16)
		Common stock (13,889 shares)		2/2/2007	1,389	—	$—	(16)
					14,419	984

					57,952	34,260			1.23%

Aerospace and Defense

AP Global Holdings, Inc.	Safety and security equipment manufacturer	Senior secured loan ($6,274 par due 10/2013)	4.77% (Libor + 4.50%/M)	11/18/2007	6,227	6,274	$1.00	(3)

ILC Industries, Inc.	Supplier of defense electronics and engineered materials	Junior secured loan ($12,000 par due 6/2014)	11.50%	6/27/2006	12,000	12,000	$1.00	(3)

Thermal Solutions LLC and TSI Group, Inc.	Thermal management and electronics packaging manufacturer	Senior secured loan ($88 par due 3/2011)	7.00% (Base Rate + 3.75%/M)	3/28/2005	88	88	$1.00	(3)
		Senior secured loan ($2,708 par due 3/2012)	7.50% (Base Rate + 4.25%/M)	3/28/2005	2,708	2,708	$1.00	(3)
		Senior subordinated loan ($2,809 par due 3/2013)	11.50% Cash, 4.00% PIK	3/21/2006	2,806	2,809	$1.00	(4)(16)
		Senior subordinated loan ($3,502 par due 3/2013)	11.50% Cash, 4.25% PIK	3/28/2005	3,497	3,502	$1.00	(4)(16)
		Senior subordinated loan ($2,218 par due 3/2013)	11.50% Cash, 4.25% PIK	3/28/2005	2,215	2,218	$1.00	(4)(16)
		Preferred stock (71,552 shares)		3/28/2005	716	1,114	$15.57	(16)
		Common stock (1,460,246 shares)		3/28/2005	15	95	$0.07	(16)
					12,045	12,534

Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)		1/17/2008	96	96	$123.89	(16)
		Common stock (1,885,195 shares)		1/17/2008	2,272	1,879	$1.00	(16)
					2,368	1,975

					32,640	32,783			1.18%

Automotive Services

Driven Brands, Inc. (6)	Automotive aftermarket car care franchisor	Senior secured loan ($3,200 par due 10/2014)	6.50% (Libor + 5.00%/M)	4/1/2010	3,113	3,200	$1.00	(3)(14)
		Senior secured loan ($520 par due 10/2014)	6.50% (Libor + 5.00%/M)	4/1/2010	504	520	$1.00	(3)(14)
		Senior secured loan ($237 par due 10/2014)	7.00% (Base Rate + 3.75%/M)	4/1/2010	230	237	$1.00	(3)
		Common stock (3,772,098 shares)		4/1/2010	4,939	5,810	$1.54
					8,786	9,767

Penn Detroit Diesel Allison, LLC (7)	Diesel engine manufacturer	Member interest (70,249 shares)		4/1/2010	20,069	18,619		(16)

					28,855	28,386			1.02%

Containers-Packaging

Industrial Container Services, LLC (6)	Industrial container manufacturer, reconditioner and servicer	Senior secured loan ($20 par due 9/2011)	4.29% (Libor + 4.00%/M)	6/21/2006	20	20	$0.99	(2)
		Senior secured loan ($161 par due 9/2011)	4.26% (Libor + 4.00%/M)	6/21/2006	161	161	$1.00	(2)
		Senior secured loan ($308 par due 9/2011)	4.29% (Libor + 4.00%/M)	6/21/2006	308	308	$1.00	(3)
		Senior secured loan ($2,463 par due 9/2011)	4.26% (Libor + 4.00%/M)	6/21/2006	2,463	2,463	$1.00	(3)

		Senior secured loan ($134 par due 9/2011)	4.29% (Libor + 4.00%/Q)	6/21/2006	134	134	$1.00	(2)
		Senior secured loan ($2,052 par due 9/2011)	4.29% (Libor + 4.00%/Q)	6/21/2006	2,052	2,052	$1.00	(3)
		Senior secured loan ($67 par due 9/2011)	5.75% (Base Rate + 2.50%/Q)	6/21/2006	67	67	$1.00	(2)
		Senior secured loan ($1,026 par due 9/2011)	5.75% (Base Rate + 2.50%/Q)	6/21/2006	1,026	1,026	$1.00	(3)
		Common units (1,800,000 units)		9/29/2005	1,800	13,086	$7.27	(16)
					8,031	19,317

					8,031	19,317			0.70%

Health Clubs

Athletic Club Holdings, Inc.	Premier health club operator	Senior secured loan ($7,250 par due 10/2013)	4.76% (Libor + 4.50%/M)	10/11/2007	7,250	6,380	$0.88	(2)(12)
		Senior secured loan ($11,500 par due 10/2013)	4.76% (Libor + 4.50%/M)	10/11/2007	11,500	10,120	$0.88	(3)(12)
					18,750	16,500

					18,750	16,500			0.59%

Oil and Gas

Geotrace Technologies, Inc.	Reservoir processing, development	Warrants to purchase up to 80,063 shares of preferred stock		4/1/2010	1,738	824	$10.29	(16)
		Warrants to purchase up to 130,390 shares of preferred stock		4/1/2010	1,067	1,343	$10.30	(16)
		Warrants to purchase up to 43,356 shares of common stock		4/1/2010	54	—	$—	(16)
		Warrants to purchase up to 26,622 shares of common stock		4/1/2010	33	—	$—	(16)
					2,892	2,167

					2,892	2,167			0.08%

Housing—Building Materials

HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,956 par due 3/2013)		10/8/2004	8,991	179	$0.02	(13)(16)
		Warrants to purchase up to 4,464 shares of common stock		10/8/2004	653	—	$—	(16)
		Common stock (2,743 shares)		10/8/2004	753	—	$—	(16)
					10,397	179

					10,397	179			0.01%

					$4,174,139	$4,149,790

(1)                                 Other than our investments in AGILE Fund I, LLC, Allied Capital REIT, Inc., AllBridge Financial, LLC, Avborne, Inc., Aviation Properties Corporation, Border Foods, Inc., Callidus Capital Corporation, Ciena Capital LLC, Citipostal, Inc., Coverall North America, Inc., Crescent Equity Corp., EarthColor, Inc., Financial Pacific Company, HCI Equity, LLC, HCP Acquisition Holdings, LLC, Hot Light Brands, Inc., Hot Stuff Foods, LLC, Huddle House Inc., IAT Equity, LLC, Impact Innovations Group LLC, Ivy Hill Asset Management, L.P., Ivy Hill Middle Market Credit Fund, Ltd., Jakel, Inc., Knightsbridge CLO 2007-1 Ltd., Knightsbridge CLO 2008-1 Ltd., LVCG Holdings, LLC, Making Memories Wholesale, Inc., MVL Group, Inc, PENN Detroit Diesel Allison LLC, Reflexite Corporation, Senior Secured Loan Fund LLC, Stag-Parkway, Inc, Startec Equity, LLC and The Thymes, LLC, we do not “Control” any of our portfolio companies, as defined in the Investment Company Act. In general, under the Investment Company Act, we would “Control” a portfolio company if we owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. All of our portfolio company investments are subject to legal restrictions on sales which as of September 30, 2010 represented 149% of the Company’s net assets.

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

(5)                                 Investments without an interest rate are non-income producing at September 30, 2010.

(6)                                 As defined in the Investment Company Act, we are an “Affiliated Person” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the nine months ended September 30, 2010 in which the issuer was an Affiliated company (but not a portfolio company that we “Control”) are as follows (in thousands):

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees		Dividend Income		Other income		Net realized gains (losses)	Net unrealized gains (losses)
10th Street LLC	$23,171	$—	$—	$1,480		$—		$—		$—	$—	$(2)
Air Medical Group	$29,405	$9,045	$—	$100		$—		$—		$12	$—	$15,011
Apple & Eve, LLC and US Juice Partners, LLC	$2,300	$4,939	$2,816	$2,854		$—		$—		$34	$—	$628
BB&T Capital	$13,943	$1,066	$—	$—		$—		$—		$—	$—	$2,312
Carador, PLC	$—	$—	$—	$—		$—		$318		$—	$—	$2,098
Campus Management Corp. and Campus Management Acquisition Corp.	$—	$43,462	$—	$4,829		$—		$—		$(4)	$—	$(221)
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC	$—	$—	$—	$297		$—		$—		$—	$—	$2,999
Direct Buy Holdings, Inc. and Direct Buy Investors LP	$78,350	$21	$—	$7,102		$—		$—		$—	$1	$1,494
Driven Brands, Inc.	$103,157	$41	$96,643	$1,873	$		$		$		$843	$990
DSI Renal, Inc.	$1,505	$5,296	$7,991	$6,573		$—		$—		$26	$3,090	$6,488
Firstlight Financial Corporation	$—	$—	$—	$415		$—		$—		$250	$—	$(7,353)
Growing Family, Inc. and GFH Holdings, LLC	$—	$—	$—	$933		$—		$—		$(1)	$(7,659)	$9,113
Imperial Capital Group, LLC	$—	$—	$—	$—		$—		$—		$—	$—	$(300)
Industrial Container Services, LLC	$413	$8,615	$—	$333		$—		$—		$120	$—	$5,374
InSight Pharmaceuticals Corporation	$66,791	$—	$—	$4,177		$—		$—		$—	$—	$557

Investor Group Services, LLC	$100	$100	$—	$172	$—	$—	$15	$—	$38
Multi-Ad Services, Inc.	$2,666	$16	$—	$112	$—	$—	$13	$—	$482
Pillar Holdings LLC and PHL Holding Co.	$—	$4,261	$—	$1,796	$—	$—	$27	$—	$(738)
Primis Marketing Group, Inc. and Primis Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(409)
Regency Equity Corp.	$2,007	$—	$—	$—	$—	$—	$—	$—	$(229)
Service Champ, Inc.	$28,463	$26,585	$28,463	$208	$—	$—	$75	$—	$—
Soteria Imaging Services, LLC	$4,080	$—	$—	$348	$—	$—	$—	$—	$(255)
VSS-Tranzact Holdings, LLC	$204	$—	$—	$—	$—	$—	$—	$—	$(1,941)
Universal Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
Universal Trailer Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
Wastequip, Inc.	$—	$—	$—	$—	$—	$—	$281	$—	$(984)

(7)                                 As defined in the Investment Company Act, we are an “Affiliated Person” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). In addition, as defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the nine months ended September 30, 2010 in which the issuer was both an Affiliated company and a portfolio company that we Control are as follows (in thousands):

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
AGILE Fund I, LLC	$264	$—	$—	$—	$—	$78	$—	$—	$(46)
Allied Capital REIT, Inc.	$765	$600	$—	$—	$—	$—	$—	$—	$409
AllBridge Financial, LLC	$11,370	$—	$—	$—	$—	$—	$29	$—	$(44)
Avborne, Inc.	$39	$—	$—	$—	$—	$—	$—	$—	$—
Aviation Properties Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
Border Foods, Inc.	$68,944	$5,600	$—	$2,111	$—	$—	$—	$—	$(2,436)
Callidus Capital Corporation	$20,120	$16,000	$—	$—	$—	$—	$—	$—	$2,580
Ciena Capital LLC	$84,012	$—	$—	$—	$—	$—	$—	$—	$(6,604)
Citipostal, Inc.	$63,261	$510	$—	$4,322	$—	$—	$178	$—	$10
Coverall North America, Inc.	$40,189	$—	$—	$2,365	$—	$—	$150	$—	$(7,282)
Crescent Equity Corp.	$6,653	$—	$—	$363	$—	$—	$—	$216	$(2,620)
Direct Capital Corporation	$10,109	$10,109	$—	$—	$—	$—	$—	$(31)	$—
EarthColor, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Financial Pacific Company	$32,800	$—	$—	$3,638	$—	$—	$417	$—	$1,500
HCI Equity, LLC	$808	$—	$—	$—	$—	$—	$—	$—	$166
HCP Acquisition Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$898
Hot Light Brands, Inc.	$6,746	$1,372	$—	$2	$—	$—	$—	$266	$291
Hot Stuff Foods, LLC	$69,168	$8,120	$—	$787	$—	$—	$50	$—	$6,840
Huddle House Inc.	$19,607	$—	$—	$1,504	$—	$—	$375	$—	$(3,424)
IAT Equity, LLC	$13,419	$—	$—	$273	$—	$—	$63	$—	$1,038
Impact Innovations Group LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ivy Hill Asset Management, L.P.	$59,248	$96	$—	$—	$—	$4,296	$—	$—	$12,503
Ivy Hill Middle Market Credit Fund, Ltd.	$—	$—	$330	$5,208	$—	$—	$—	$—	$884
Jakel, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Knightsbridge CLO 2007-1 Ltd.	$14,852	$—	$—	$1,014	$—	$—	$—	$—	$(9,056)
Knightsbridge CLO 2008-1 Ltd.	$36,996	$—	$—	$1,499	$—	$—	$—	$—	$(4,938)
LVCG Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(198)
Making Memories Wholesale, Inc.	$1,250	$427	$—	$1,012	$—	$—	$186	$50	$(2,804)
MVL Group, Inc.	$60,707	$—	$—	$4,242	$—	$—	$—	$—	$1,257
PENN Detroit Diesel Allison LLC	$20,069	$—	$—	$—	$—	$—	$250	$—	$(1,450)
Reflexite Corporation	$—	$—	$—	$2,572	$—	$—	$75	$—	$4,525
Senior Secured Loan Fund LLC*	$254,583	$15,410	$—	$30,242	$15,146	$—	$3,790	$795	$25,049
Stag-Parkway, Inc.	$36,810	$—	$—	$970	$—	$—	$167	$—	$14,090
Startec Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
The Thymes, LLC	$—	$—	$—	$421	$—	$(163)	$—	$—	$183

*                                         Together with GE Commercial Finance Investment Advisory Services LLC (“GE”), we serve as co-managers of the Senior Secured Loan Fund LLC.  Investments made by the program (and most decisions made in respect of program borrowers and the program itself) must be approved by both the Company and GE; therefore, although the Company owns more than 25% of the voting securities of the LLC, the Company does not believe that it has control over the Senior Secured Loan Fund (for purposes of the Investment Company Act of 1940 or otherwise).

(8)                                 Non-U.S. company or principal place of business outside the U.S. and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

(9)                                 Non-registered investment company.

(10)                          A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either Libor or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually (A), semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, we have provided the interest rate in effect at September 30, 2010.

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

(13)                          Loan was on non-accrual status as of September 30, 2010.

(14)                          Loan includes interest rate floor feature.

(15)                          In addition to the interest earned based on the stated interest rate of this security, the notes entitle us to receive a portion of the excess cash flow from the Senior Secured Loan Fund’s loan portfolio, which may result in a return greater than the contractual rate.

(16)                          Pledge as collateral for the Revolving Credit Facility.

(17)                          Public company.

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2009

(dollar amounts in thousands, except per unit data)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Healthcare—Services
American Renal Associates, Inc.	Dialysis provider	Senior secured loan ($902 par due 12/2010)	8.50% (Libor + 5.00%/D)	12/14/2005	$902	$902	$1.00	(3)(15)
		Senior secured loan ($10,389 par due 12/2011)	8.50% (Libor + 5.00%/Q)	12/14/2005	10,389	10,389	$1.00	(3)(15)
					11,291	11,291

Capella Healthcare, Inc.	Acute care hospital operator	Junior secured loan ($12,500 par due 2/2016)	13.00%	2/29/2008	12,500	12,500	$1.00
		Junior secured loan ($30,000 par due 2/2016)	13.00%	2/29/2008	30,000	30,000	$1.00	(2)
					42,500	42,500

CT Technologies Intermediate	Healthcare analysis services	Preferred stock (7,427 shares)	14.00% PIK	6/15/2007	8,467	8,043	$950.00	(4)
Holdings, Inc. and CT Technologies		Common stock (9,679 shares)		6/15/2007	4,000	8,114	$840.00
Holdings, LLC(6)		Common stock (1,546 shares)		6/15/2007	—	—	—
					12,467	16,157

DSI Renal, Inc.	Dialysis provider	Senior secured revolving loan ($2 par due 3/2011)	7.25% (Base Rate + 4.00%/M)	4/4/2006	2	2	$0.95
		Senior secured revolving loan ($132 par due 3/2011)	7.25% (Base Rate + 4.00%/M)	4/4/2006	132	126	$0.95
		Senior secured revolving loan ($20 par due 3/2011)	7.25% (Base Rate + 4.00%/M)	4/4/2006	20	19	$0.95
		Senior secured revolving loan ($7,392 par due 3/2011)	7.25% (Base Rate + 4.00%/M)	4/4/2006	7,392	7,022	$0.95
		Senior secured revolving loan ($122 par due 3/2011)	7.25% (Base Rate + 4.00%/M)	4/4/2006	122	116	$0.95
		Senior secured loan ($339 par due 3/2013)	7.25% (Base Rate + 4.00%/Q)	4/4/2006	237	322	$0.95
		Senior secured loan ($44 par due 3/2013)	7.25% (Base Rate + 4.00%/Q)	4/4/2006	31	42	$0.95
		Senior secured loan ($16,960 par due 3/2013)	7.25% (Base Rate + 4.00%/Q)	4/4/2006	12,323	16,112	$0.95
		Senior subordinated loan ($66,552 par due 4/2014)	16.00% PIK	4/4/2006	66,215	63,220	$0.95	(4)
		Senior subordinated loan ($14,285 par due 4/2014)	16.00% PIK	4/4/2006	14,211	13,571	$0.95	(3)(4)
					100,685	100,552

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
GG Merger Sub I, Inc.	Drug testing services	Senior secured loan ($11,330 par due 12/2014)	4.26% (Libor + 4.00%/Q)	12/14/2007	10,919	10,197	$0.90	(2)
		Senior secured loan ($12,000 par due 12/2014)	4.26% (Libor + 4.00%/Q)	12/14/2007	11,460	10,800	$0.90	(3)
					22,379	20,997

HCP Acquisition Holdings, LLC(7)	Healthcare compliance advisory services	Class A units (10,044,176 units)		6/26/2008	10,044	4,256	$0.72

Heartland Dental Care, Inc.	Dental services	Senior subordinated loan ($32,717 par due 8/2013)	11.00% Cash, 3.25% PIK	7/31/2008	32,717	32,717	$1.00	(4)

Magnacare Holdings, Inc., Magnacare Administrative Services, LLC, and Magnacare, LLC	Health plan management company	Senior subordinated loan ($4,670 par due 1/2013)	12.75% Cash, 2.00% PIK	2/9/2009	3,363	4,670	$1.00	(4)

MPBP Holdings, Inc., Cohr Holdings, Inc. and	Healthcare equipment services	Senior secured loan ($997 par due 1/2013)		1/31/2007	489	628	$0.63
MPBP Acquisition Co., Inc.		Junior secured loan ($20,000 par due 1/2014)	6.48% (Libor + 6.25%/B)	1/31/2007	20,049	5,000	$0.25
		Junior secured loan ($12,000 par due 1/2014)	6.48% (Libor + 6.25%/B)	1/31/2007	12,000	3,000	$0.25	(3)
		Common stock (50,000 shares)		1/31/2007	5,000	—
					37,538	8,628

MWD Acquisition Sub, Inc.	Dental services	Junior secured loan ($5,000 par due 5/2012)	6.48% (Libor + 6.25%/M)	5/3/2007	5,000	4,350	$0.87	(3)

OnCURE Medical Corp.	Radiation oncology care provider	Senior secured loan ($3,068 par due 6/2012)	3.75% (Libor + 3.50%/M)	8/18/2006	3,068	2,761	$0.90	(3)
		Senior subordinated loan ($32,642 par due 8/2013)	11.00% Cash, 1.50% PIK	8/18/2006	32,664	29,378	$0.90	(4)
		Common stock (857,143 shares)		8/18/2006	3,000	3,000	$3.50
					38,732	35,139

Passport Health Communications,	Healthcare technology provider	Senior secured loan ($12,660 par due 5/2014)	10.50% (Libor + 7.50%/M)	5/9/2008	12,660	12,660	$1.00	(2)(15)
Inc., Passport Holding Corp. and		Senior secured loan ($11,686 par due 5/2014)	10.50% (Libor + 7.50%/M)	5/9/2008	11,686	11,686	$1.00	(3)(15)
Prism Holding Corp.		Series A preferred stock (1,594,457 shares)		7/30/2008	9,900	9,900	$6.21

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Common stock (16,106 shares)		7/30/2008	100	100	$6.21
					34,346	34,346

PG Mergersub, Inc.	Provider of patient surveys, management reports and national	Senior subordinated loan ($4,000 par due 3/2016)	12.50%	3/12/2008	3,938	4,000	$1.00
	databases for the integrated healthcare	Preferred stock (333 shares)		3/12/2008	333	333	$1,000.00
	delivery system	Common stock (16,667 shares)		3/12/2008	167	167	$10.00
					4,438	4,500

The Schumacher Group of Delaware, Inc.	Outsourced physician service provider	Junior secured loan ($5,229 par due 7/2013)	11.13% Cash, 1.00% PIK	7/18/2008	5,229	5,229	$1.00	(4)
		Junior secured loan ($30,909 par due 7/2013)	11.13% Cash, 1.00% PIK	7/18/2008	30,943	30,909	$1.00	(2)(4)
					36,172	36,138

Univita Health, Inc.	Outsourced services provider	Senior subordinated loan ($20,500 par due 12/2014)	15.00%	12/22/2009	20,500	20,500	$1.00

VOTC Acquisition Corp.	Radiation oncology care provider	Senior secured loan ($17,417 par due 7/2012)	11.00% Cash, 2.00% PIK	6/30/2008	17,417	17,417	$1.00	(4)
		Preferred stock (3,888,222 shares)		7/14/2008	8,748	3,800	$0.98
					26,165	21,217

					438,337	397,958			31.64%

Investment Funds
CIC Flex, LP(9)	Investment partnership	Limited partnership units (0.69 unit)		9/7/2007	41	41	$40,505.00

Covestia Capital Partners, LP(9)	Investment partnership	Limited partnership interest (47% interest)		6/17/2008	1,059	1,059

Firstlight Financial Corporation(6)(9)	Investment company	Senior subordinated loan ($73,077 par due 12/2016)	1.00% PIK	12/31/2006	73,032	54,808	$0.75	(4)
		Common stock (10,000 shares)		12/31/2006	10,000	—	—
		Common stock (30,000 shares)		12/31/2006	30,000	—	—
					113,032	54,808

Ivy Hill Middle Market Credit Fund, Ltd. (7)(8)(9)	Investment company	Class B deferrable interest notes ($40,000 par due 11/2018)	6.28% (Libor + 6.00%/Q)	11/20/2007	40,000	36,800	$0.92
		Subordinated notes ($15,681 par due 11/2018)	18.70%	11/20/2007	15,681	14,583	$0.93
					55,681	51,383

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Partnership Capital Growth Fund I, LP(9)	Investment partnership	Limited partnership interest (25% interest)		6/16/2006	3,045	3,045

Senior Secured Loan Fund LLC(7)(17)	Investment partnership	Subordinated certificates ($172,796 par due 12/2015)	(Libor + 8.00%/Q)	10/30/2009	165,000	165,000	$0.95

Trivergance Capital Partners, LP(9)	Investment partnership	Limited partnership interest (100% interest)		6/5/2008	2,016	2,016

					339,874	277,352			22.05%

Education
Campus Management Corp. and Campus Management	Education software developer	Senior secured loan ($3,256 par due 8/2013)	10.00% Cash, 3.00% PIK	2/8/2008	3,256	3,256	$1.00	(4)(16)
Acquisition Corp.(6)		Senior secured loan ($30,269 par due 8/2013)	10.00% Cash, 3.00% PIK	2/8/2008	30,269	30,269	$1.00	(2)(4)(16)
		Senior secured loan ($8,961 par due 8/2013)	10.00% Cash, 3.00% PIK	2/8/2008	8,961	8,961	$1.00	(16)(4)
		Preferred stock (493,147 shares)	8.00% PIK	2/8/2008	9,668	13,750	$27.88	(4)
					52,154	56,236

ELC Acquisition Corporation	Developer, manufacturer and	Senior secured loan ($162 par due 11/2012)	3.48% (Libor + 3.25%/M)	11/30/2006	162	157	$0.97	(3)
	retailer of educational products	Junior secured loan ($8,333 par due 11/2013)	7.23% (Libor + 7.00%/M)	11/30/2006	8,333	8,167	$0.98	(3)
					8,495	8,324

Instituto de Banca y Comercio, Inc. Leeds IV Advisors, Inc.(8)	Private school operator	Senior secured loan ($11,700 par due 3/2014)	8.50% (Libor + 6.00%/Q)	3/15/2007	11,700	11,700	$1.00	(3)(15)
		Senior subordinated loan ($30,877 par due 6/2014)	13.00% Cash, 3.00% PIK	6/4/2008	30,877	30,877	$1.00
		Preferred stock (165,811 shares)		6/4/2008	788	2,124	$12.81
		Preferred stock (140,577 shares)		3/31/2009	668	1,801	$12.81
		Common stock (214,286 shares)		6/4/2008	54	2,745	$12.81
		Common stock (140,577 shares)		3/31/2009	35	1,801	$12.81
					44,122	51,048

JTC Education Holdings, Inc.	Postsecondary school operator	Senior secured loan ($31,250 par due 12/2014)	12.50% (Libor + 9.50%/M)	12/31/2009	31,250	31,250	$1.00	(15)

Lakeland Finance, LLC	Private school operator	Junior secured loan	11.50%	12/13/2005	2,423	2,423	$1.00

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		($2,423 par due 12/2012)
		Junior secured loan ($24,231 par due 12/2012)	11.50%	12/13/2005	24,231	24,231	$1.00	(2)
					26,654	26,654

R3 Education, Inc. (formerly known as	Medical school operator	Senior secured loan ($791 par due 6/2010)	9.00% (Libor + 6.00%/M)	4/24/2009	791	1,101	$1.39	(15)
Equinox EIC Partners, LLC and MUA Management		Senior secured loan ($7,275 par due 4/2013)	9.00% (Libor + 6.00%/M)	4/3/2007	7,275	10,127	$1.39	(3)(15)
Company) (7)(8)		Senior secured loan ($5,041 par due 4/2013)	13.00% PIK	12/8/2009	1,244	3,186	$0.63
		Senior secured loan ($14,113 par due 4/2013)	9.00% (Libor + 6.00%/M)	9/21/2007	14,113	19,646	$1.39	(15)
		Preferred stock (8,800 shares)			2,200	1,100	$125.00
		Warrants to purchase 27,890 shares			—	—	—
		Common membership interest (26.27% interest)		9/21/2007	15,800	11,515
					41,423	46,675

					204,098	220,187			17.50%

Services—Other
American Residential Services, LLC	Plumbing, heating and air-conditioning services	Junior secured loan ($20,608 par due 4/2015)	10.00% Cash, 2.00% PIK	4/17/2007	20,608	20,195	$0.98	(2)(4)

Diversified Collection Services, Inc.	Collections services	Senior secured loan ($10,529 par due 2/2011)	9.50% (Libor + 6.75%/M)	2/2/2005	9,280	10,529	$1.00	(2)(15)
		Senior secured loan ($3,747 par due 2/2011)	9.50% (Libor + 6.75%/M)	2/2/2005	3,747	3,747	$1.00	(3)(15)
		Senior secured loan ($1,931 par due 8/2011)	13.75% (Libor + 11.00%/M)	2/2/2005	1,931	1,931	$1.00	(2)(15)
		Senior secured loan ($7,492 par due 8/2011)	13.75% (Libor + 11.00%/M)	2/2/2005	7,492	7,492	$1.00	(3)(15)
		Preferred stock (14,927 shares)		5/18/2006	169	269	$18.02
		Common stock (114,004 shares)		2/2/2005	295	402	$3.53
					22,914	24,370

GCA Services Group, Inc.	Custodial services	Senior secured loan $(13,255 par due 12/2011)	12.00%	12/15/2006	13,171	13,255	$1.00
		Senior secured loan $(14,768 par due 12/2011)	12.00%	12/15/2006	14,765	14,768	$1.00	(2)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior secured loan $(9,866 par due 12/2011)	12.00%	12/15/2006	9,866	9,866	$1.00	(3)
					37,802	37,889

Growing Family, Inc. and GFH Holdings, LLC	Photography services	Senior secured loan $(11,188 par due 8/2011)		3/16/2007	11,188	2,238	$0.20	(4)(14)
		Senior secured loan $(372 par due 8/2011)		3/16/2007	372	74	$0.20	(4)(14)
		Senior secured revolving loan $(2,500 par due 8/2011)		3/16/2007	1,513	303	$0.20	(4)(14)
		Senior secured loan $(3,575 par due 8/2011)		3/16/2007	3,575	715	$0.20	(4)(14)
		Senior secured loan $(147 par due 8/2011)		3/16/2007	147	29	$0.20	(4)(14)
		Common stock (552,430 shares)		3/16/2007	872	—	—
					17,667	3,359

NPA Acquisition, LLC	Powersport vehicle auction operator	Junior secured loan $(12,000 par due 2/2013)	6.98% (Libor + 6.75%/M)	8/23/2006	12,000	12,000	$1.00	(3)
		Common units (1,709 units)		8/23/2006	1,000	2,570	$1,503.80
					13,000	14,570

PODS Funding Corp.	Storage and warehousing provider	Senior subordinated loan $(25,125 par due 6/2015)	15.00%	12/23/2009	25,125	25,125	$1.00
		Subordinated loan $(6,500 par due 12/2015)	16.64%	12/23/2009	5,079	5,070	$0.78
					30,204	30,195

Web Services Company, LLC	Laundry service and equipment provider	Senior secured loan $(4,938 par due 8/2014)	7.00% (Base Rate + 3.75%/Q)	6/15/2009	4,607	4,938	$1.00	(3)
		Senior subordinated loan $(18,219 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	18,219	17,308	$0.95	(4)
		Senior subordinated loan $(25,804 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	25,804	24,513	$0.95	(2)(4)
					48,630	46,759

					190,825	177,337			14.10%

Restaurants and Food Services
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan $(3,592 par due 11/2012)	6.50% (Libor + 3.00% Cash, 0.50% PIK/S)	11/27/2006	2,010	2,010	$0.56	(4)(15)
		Senior secured revolving loan $(1,408 par due 11/2012)	6.50% (Base Rate + 2.50%/Q)	11/27/2006	1,408	1,408	$1.00	(4)(15)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior secured loan $(23,574 par due 11/2013)	12.50% (Libor + 6.50% Cash, 3.00% PIK/Q)	11/27/2006	23,580	23,574	$1.00	(2)(4)(15)
		Senior secured loan $(11,049 par due 11/2013)	12.50% (Libor + 6.50% Cash, 3.00% PIK/Q)	11/27/2006	11,049	11,049	$1.00	(3)(4)(15)
		Promissory note $(13,105 par due 11/2016)	12.00% PIK	6/1/2006	13,093	13,105	$1.00	(4)
		Warrants to purchase 0.61 shares		6/1/2006	—	2,719
					51,140	53,865

Encanto Restaurants, Inc.(8)	Restaurant owner and operator	Junior secured loan $(20,997 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/2006	20,997	19,947	$0.95	(2)(4)
		Junior secured loan $(3,999 par due 8/2013)	7.50% Cash + 3.50% PIK	8/16/2006	3,999	3,799	$0.95	(3)(4)
					24,996	23,746

OTG Management, Inc.	Airport restaurant operator	Senior secured loan $(16,149 par due 6/2013)	20.500% (Libor + 11.00% Cash, 6.50% PIK/M)	6/19/2008	16,149	16,149	$1.00	(4)(15)
		Warrants to purchase up to 88,991 shares of common stock			—	1,102	—
		Warrants to purchase up to 9 shares of common stock			—	—	—
					16,149	17,251

Vistar Corporation and Wellspring	Food service distributor	Senior subordinated loan $(43,625 par due 5/2015)	13.50%	5/23/2008	43,625	41,444	$0.95
Distribution Corp.		Senior subordinated loan $(30,000 par due 5/2015)	13.50%	5/23/2008	30,000	28,500	$0.95	(2)
		Class A non-voting common stock (1,366,120 shares)		5/23/2008	7,500	4,050	$2.96
					81,125	73,994

					173,410	168,856			13.42%

Beverage, Food and Tobacco
3091779 Nova Scotia Inc.(8)	Baked goods manufacturer	Senior secured revolving loan $(5,485 par due 1/2010)	8.00%	11/2/2007	1,385	1,494	$0.27	(4)(12)
		Senior secured revolving loan $(1,016 par due 1/2010)	8.00%	11/2/2007	1,016	969	$0.95
		Junior secured loan $(14,386 par due 1/2010)	10.00% Cash, 4.00% PIK	11/2/2007	15,147	10,292	$0.72	(4)(12)
		Warrants to purchase 57,545 shares			—	—
					17,548	12,755

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Apple & Eve, LLC and US Juice Partners, LLC (6)	Juice manufacturer	Senior secured revolving loan $(10,000 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	3,000	3,000	$0.30	(15)
		Senior secured loan $(17,963 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	17,963	17,963	$1.00	(15)
		Senior secured loan $(15,937 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	15,937	15,937	$1.00	(3)(15)
		Senior units (50,000 units)			5,000	5,000	$100.00
					41,900	41,900

Best Brands Corporation	Baked goods manufacturer	Senior secured loan $(324 par due 12/2012)	7.48% (Libor + 7.25%/M)	2/15/2008	324	324	$1.00	(4)
		Senior secured loan $(13,034 par due 12/2012)	7.48% (Libor + 7.25%/M)	2/15/2008	11,035	13,034	$1.00	(2)(4)
		Junior secured loan $(28,692 par due 6/2013)	12.00% Cash, 4.00% PIK	12/14/2006	28,112	28,692	$1.00	(4)
		Junior secured loan $(11,733 par due 6/2013)	12.00% Cash, 4.00% PIK	12/14/2006	11,733	11,733	$1.00	(2)(4)
		Junior secured loan $(8,611 par due 6/2013)	12.00% Cash, 4.00% PIK	12/14/2006	8,531	8,611	$1.00	(3)(4)
					59,735	62,394

Bumble Bee Foods, LLC and BB Co-Invest LP	Canned seafood manufacturer	Common stock (4,000 shares)		11/18/2008	4,000	6,760	$1,690.00

Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated loan $(5,883 par due 2/2013)	13.00% PIK	2/6/2008	5,883	5,883	$1.00	(4)
		Preferred stock (6,258 shares)		9/1/2006	2,500	1,725	$275.64
					12,383	14,368

					131,566	131,417			10.45%

Retail
Apogee Retail, LLC	For-profit thrift retailer	Senior secured loan $(1,859 par due 3/2012)	5.23% (Libor + 5.00%/M)	3/27/2007	1,859	1,747	$0.94
		Senior secured loan $(2,969 par due 3/2012)	5.23% (Libor + 5.00%/M)	3/27/2007	2,969	2,791	$0.94	(2)
		Senior secured loan $(26,670 par due 3/2012)	5.23% (Libor + 5.00%/M)	3/27/2007	26,670	25,070	$0.94	(2)
		Senior secured loan $(11,670 par due 3/2012)	5.23% (Libor + 5.00%/M)	3/27/2007	11,670	10,970	$0.94	(3)
		Senior secured loan $(11,069 par due 9/2012)	12.00% Cash, 4.00% PIK	5/28/2008	11,069	11,069	$1.00	(4)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Senior secured loan $(11,411 par due 9/2012)	12.00% Cash, 4.00% PIK	5/28/2008	11,411	11,411	$1.00	(4)
					65,648	63,058

Dufry AG(8)	Retail newsstand operator	Common stock (39,056 shares)		3/28/2008	3,000	2,638	$0.44

Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Senior subordinated loan $(5,524 par due 8/2014)	10.00% Cash, 2.00% PIK	8/8/2006	5,524	5,524	$1.00	(4)
		Senior subordinated loan $(20,323 par due 8/2014)	10.00% Cash, 2.00% PIK	8/8/2006	20,323	20,323	$1.00	(2)(4)
		Common stock (1,170,182 shares)		8/8/2006	4,500	5,840	$4.95
					30,347	31,687

Things Remembered, Inc. and TRM Holdings	Personalized gifts retailer	Senior secured loan $(11 par due 9/2012)	5.50% Cash, 1.00% PIK Option	9/28/2006	11	9	$0.84	(3)(4)
Corporation		Senior secured loan $(3,626 par due 9/2012)	5.50% Cash, 1.00% PIK Option	9/28/2006	3,624	2,901	$0.80	(3)(4)
		Senior secured loan $(68 par due 9/2012)	5.50% Cash, 1.00% PIK Option	9/28/2006	68	55	$0.80	(4)
		Senior secured loan $(18 par due 9/2012)	5.50% Cash, 1.00% PIK Option	9/28/2006	18	14	$0.80	(3)
		Senior secured loan $(28,402 par due 9/2012)	5.50% Cash, 1.00% PIK Option	9/28/2006	28,388	22,722	$0.80
		Senior secured loan $(7,303 par due 9/2012)	5.50% Cash, 1.00% PIK Option	9/28/2006	7,300	5,843	$0.80	(3)
		Preferred stock (73 shares)		3/19/2009	—	—	—
		Preferred stock (80 shares)		9/28/2006	1,800	—	—
		Warrants to purchase 859 shares of preferred shares		3/19/2009	—	—	—
		Common stock (800 shares)		9/28/2006	200	—	—
					41,409	31,544

					140,404	128,927			10.25%

Business Services
Booz Allen Hamilton, Inc.	Strategy and technology consulting	Senior secured loan $(741 par due 7/2015)	7.50% (Libor + 4.50%/S)	7/31/2008	727	741	$1.00	(3)(15)
	services	Senior subordinated loan $(250 par due 7/2016)	11.00% Cash, 2.00% PIK	7/31/2008	245	250	$1.00	(4)
		Senior subordinated loan $(12,400 par due 7/2016)	11.00% Cash, 2.00% PIK	7/31/2008	12,296	12,400	$1.00	(2)(4)
					13,268	13,391

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Investor Group Services, LLC(6)	Financial services	Limited liability company membership interest (10.00% interest)		6/22/2006	—	500

Pillar Holdings LLC and PHL Holding Co.(6)	Mortgage services	Senior secured revolving loan $(3,750 par due 11/2013)	5.78% (Libor + 5.50%/B)	11/20/2007	1,313	1,313	$0.35
		Senior secured loan $(16,752 par due 11/2013)	5.78% (Libor + 5.50%/B)	11/20/2007	16,752	16,752	$1.00	(2)
		Senior secured loan $(10,456 par due 11/2013)	5.78% (Libor + 5.50%/B)	11/20/2007	10,456	10,456	$1.00	(3)
		Senior secured loan $(1,875 par due 5/2014)	14.50%	7/31/2008	1,875	1,875	$1.00
		Senior secured loan $(5,500 par due 5/2014)	14.50%	7/31/2008	5,500	5,500	$1.00	(2)
		Common stock (84.78 shares)		11/20/2007	3,768	7,818	$92,208.00
					39,664	43,714

Primis Marketing Group, Inc. and Primis Holdings, LLC(6)	Database marketing services	Senior subordinated loan $(10,222 par due 2/2013)		8/24/2006	10,222	511	$0.05	(4)(14)
		Preferred units (4,000 units)		8/24/2006	3,600	—	—
		Common units (4,000,000 units)		8/24/2006	400	—	—
					14,222	511

Prommis Solutions, LLC, E-Default Services, LLC,	Bankruptcy and foreclosure processing services	Senior subordinated loan $(26,526 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/2007	26,526	26,526	$1.00	(4)
Statewide Tax and Title Services, LLC & Statewide Publishing		Senior subordinated loan $(26,630 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/2007	26,630	26,630	$1.00	(2)(4)
Services, LLC (formerly known as MR Processing Holding Corp.)		Preferred stock (30,000 shares)		4/11/2006	3,000	6,221	$207.37
					56,156	59,377

R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	250	$1.00

Summit Business Media, LLC	Business media consulting services	Junior secured loan $(11,078 par due 7/2014)		8/3/2007	10,018	554	$0.05	(3)(4)(14)

VSS-Tranzact Holdings, LLC(6)	Management consulting services	Common membership interest (8.51% interest)		10/26/2007	10,000	7,850

					143,578	126,147			10.03%

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Manufacturing

Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan $(5,616 par due 4/2010)	5.25% (Libor + 5.00%/Q)	3/28/2005	5,653	4,437	$0.79	(3)

Emerald Performance Materials, LLC	Polymers and performance materials	Senior secured loan $(536 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/16/2006	536	531	$0.99	(3)(15)
	manufacturer	Senior secured loan $(8,392 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/16/2006	8,392	8,308	$0.99	(3)(15)
		Senior secured loan $(626 par due 5/2011)	8.50% (Base Rate + 5.25%/M)	5/16/2006	626	620	$0.99	(3)
		Senior secured loan $(1,604 par due 5/2011)	10.00% (Libor + 6.00%/M)	5/16/2006	1,604	1,556	$0.97	(3)(15)
		Senior secured loan $(4,937 par due 5/2011)	13.00% Cash, 3.00% PIK	5/16/2006	4,937	4,838	$0.98	(2)(4)
					16,095	15,853

Reflexite Corporation(7)	Developer and manufacturer of high-	Senior subordinated loan $(16,785 par due 11/2014)	12.50% Cash, 5.50% PIK	2/26/2008	16,785	16,785	$1.00	(4)
	visibility reflective products	Common stock (1,821,860 shares)		3/28/2006	27,435	24,595	$13.50
					44,220	41,380

Saw Mill PCG Partners LLC	Precision components manufacturer	Common units (1,000 units)		2/2/2007	1,000	—	—

UL Holding Co., LLC	Petroleum product manufacturer	Senior secured loan $(2,978 par due 12/2012)	14.00%	2/13/2009	2,978	2,829	$0.95	(2)
		Senior secured loan $(993 par due 12/2012)	14.00%	2/13/2009	993	943	$0.95	(3)
		Senior secured loan $(848 par due 12/2012)	14.00%	2/13/2009	848	805	$0.95	(3)
		Senior secured loan $(2,130 par due 12/2012)	9.15% (Libor + 8.88%/Q)	2/13/2009	2,130	2,023	$0.95
		Senior secured loan $(2,130 par due 12/2012)	14.00%	2/13/2009	2,130	2,023	$0.95
		Senior secured loan $(848 par due 12/2012)	9.15% (Libor + 8.88%/Q)	2/13/2009	848	805	$0.95	(3)
		Senior secured loan $(10,918 par due 12/2012)	9.15% (Libor + 8.88%/Q)	2/13/2009	10,918	10,372	$0.95	(3)
		Common units (50,000 units)		4/25/2008	500	500	$10.00
		Common units (50,000 units)		4/25/2008	—	—	—
					21,345	20,300

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Universal Trailer Corporation(6)	Livestock and specialty trailer manufacturer	Common stock (74,920 shares)		10/8/2004	7,930	—	—

					96,243	81,970			6.52%

Financial Services

Carador PLC(6)(8)(9)	Investment company	Ordinary shares (7,110,525 shares)		12/15/2006	9,033	2,489	$0.35

Imperial Capital Group, LLC and Imperial	Investment banking services	Common units (2,526 units)		5/10/2007	3	3	$1.00
Capital Private Opportunities, LP(6)(9)		Common units (315 units)		5/10/2007	—	—	—
		Common units (7,710 units)		5/10/2007	14,997	18,400	$2,386.51
		Limited partnership interest (80% interest)		5/10/2007	6,094	5,663
					21,094	24,066

Ivy Hill Asset Management, L.P.(7)	Asset management services	Member interest		6/15/2009	37,176	48,321

VSC Investors LLC(9)	Investment company	Membership interest (4.63% interest)		1/24/2008	648	648

					67,951	75,524			6.00%

Consumer Products—Non-Durable

Blacksmith Brands Holdings, Inc. and Blacksmith Brands, Inc.	Consumer products and personal care manufacturer	Senior secured loan $(32,500 par due 12/2014)	12.50% (Base Rate + 8.50%/Q)	10/23/2009	32,500	32,500	$1.00	(15)

Innovative Brands, LLC	Consumer products and personal care manufacturer	Senior secured loan $(8,881 par due 9/2011)	15.50%	10/12/2006	8,881	8,881	$1.00	(2)
		Senior secured loan $(8,198 par due 9/2011)	15.50%	10/12/2006	8,198	8,198	$1.00	(3)
					17,079	17,079

Making Memories Wholesale, Inc.(6)	Scrapbooking branded products manufacturer	Senior secured loan $(9,750 par due 8/2014)	10.00% (Base Rate + 5.50%/Q)	8/21/2009	7,770	9,750	$1.00	(15)
		Senior secured loan $(5,138 par due 8/2014)	15.00% (7.50% Cash, 7.50% PIK/Q)	8/21/2009	4,062	514	$0.10	(4)
		Common stock (100 shares)		8/21/2009	—	—	—
					11,832	10,264

The Thymes, LLC(7)	Cosmetic products manufacturer	Preferred stock (6,283 shares)	8.00% PIK	6/21/2007	6,785	6,107	$972.06	(4)

		Common stock (5,400 shares)		6/21/2007	—	—	—
					6,785	6,107
					68,196	65,950			5.24%

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Aerospace & Defense

AP Global Holdings, Inc.	Safety and security equipment manufacturer	Senior secured loan $(7,414 par due 10/2013)	4.74% (Libor + 4.50%/M)	11/8/2007	7,295	6,969	$0.94	(3)

ILC Industries, Inc.	Industrial products provider	Junior secured loan $(12,000 par due 6/2014)	11.50%	6/27/2006	12,000	12,000	$1.00	(3)

Thermal Solutions LLC and TSI Group, Inc.	Thermal management and electronics	Senior secured loan $(462 par due 3/2011)	4.00% (Libor + 3.75%/Q)	3/28/2005	462	444	$0.96	(3)
	packaging manufacturer	Senior secured loan $(2,732 par due 3/2012)	4.50% (Libor + 4.25%/Q)	3/28/2005	2,732	2,486	$0.91	(3)
		Senior subordinated loan $(2,747 par due 3/2013)	11.50% Cash, 2.50% PIK	3/21/2006	2,747	2,554	$0.93	(4)
		Senior subordinated loan $(2,165 par due 3/2013)	11.50% Cash, 2.75% PIK	3/28/2005	2,165	2,013	$0.93	(4)
		Senior subordinated loan $(3,418 par due 3/2013)	11.50% Cash, 2.75% PIK	3/28/2005	3,418	3,178	$0.93	(4)
		Preferred stock (71,552 shares)		3/28/2005	716	529	$7.39
		Common stock (1,460,246 shares)		3/28/2005	15	11	$0.01
					12,255	11,215

Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific	Junior secured loan $(16,000 par due 1/2015)	15.00%	1/17/2008	16,000	16,000	$1.00	(2)
	and technical services	Junior secured loan $(12,000 par due 1/2015)	15.00%	1/17/2008	12,000	12,000	$1.00	(3)
		Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	96	80	$103.24	(4)
		Common stock (1,616,976 shares)		1/17/2008	2,004	1,600	$0.99
					30,100	29,680

					61,650	59,864			4.76%

Printing, Publishing and Media

Canon Communications LLC	Print publications services	Junior secured loan $(11,968 par due 11/2011)	13.75% (Libor + 8.75% Cash, 2.00% PIK/Q)	5/25/2005	11,957	9,574	$0.80	(2)(4)(15)
		Junior secured loan $(12,197 par due 11/2011)	13.75% (Libor + 8.75% Cash, 2.00% PIK/Q)	5/25/2005	12,190	9,757	$0.80	(3)(4)(15)
					24,147	19,331

LVCG Holdings LLC(7)	Commercial printer	Membership interests (56.53% interest)		10/12/2007	6,600	330

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
National Print Group, Inc.	Printing management services	Senior secured revolving loan $(3,926 par due 3/2012)	9.00% (Libor + 6.00%/S)	3/2/2006	1,428	771	$0.20	(15)
		Senior secured revolving loan $(183 par due 3/2012)	9.00% (Libor + 5.00%/M)	3/2/2006	183	99	$0.54	(15)
		Senior secured loan $(7,119 par due 3/2012)	16.00% (Libor + 9.00% Cash, 4.00% PIK/Q)	3/2/2006	7,024	3,844	$0.54	(3)(15)(4)
		Senior secured loan $(1,071 par due 3/2012)	16.00% (Base Rate + 8.00% Cash, 4.00% PIK/M)	3/2/2006	1,071	578	$0.54	(3)(15)(4)
		Preferred stock (9,344 shares)		3/2/2006	2,000	—	—
					11,706	5,292

The Teaching Company, LLC and The Teaching Company	Education publications provider	Senior secured loan $(18,000 par due 9/2012)	10.50%	9/29/2006	18,000	18,000	$1.00	(2)(11)
Holdings, Inc.(11)		Senior secured loan $(10,000 par due 9/2012)	10.50%	9/29/2006	10,000	10,000	$1.00	(3)(11)
		Preferred stock (29,969 shares)	8.00%	9/29/2006	2,997	3,872	$129.20
		Common stock (15,393 shares)		9/29/2006	3	4	$0.26
					31,000	31,876

					73,453	56,829			4.52%

Telecommunications

American Broadband Communications, LLC and American	Broadband communication services	Senior subordinated loan $(31,902 par due 11/2014)	18.00% (10.00% Cash, 8.00% PIK/Q)	2/8/2008	31,902	31,902	$1.00	(2)(4)
Broadband Holding Company		Senior subordinated loan $(8,050 par due 11/2014)	18.00% (10.00% Cash, 8.00% PIK/Q)	11/7/2007	8,050	8,050	$1.00	(4)
		Warrants to purchase 166 shares		11/7/2007	—	—	—
					39,952	39,952

					39,952	39,952			3.18%

Environmental Services

AWTP, LLC	Water treatment services	Junior secured loan $(4,755 par due 12/2012)		12/23/2005	4,755	1,902	$0.40	(14)
		Junior secured loan $(2,086 par due 12/2012)		12/23/2005	2,086	834	$0.40	(3)(14)
		Junior secured loan $(4,755 par due 12/2012)		12/23/2005	4,755	1,902	$0.40	(14)
		Junior secured loan $(2,086 par due 12/2012)		12/23/2005	2,086	834	$0.40	(3)(14)
					13,682	5,472

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
Mactec, Inc.	Engineering and environmental services	Class B-4 stock (16 shares)		11/3/2004	—	—	—
		Class C stock (5,556 shares)		11/3/2004	—	150	$27.00
					0	150

Sigma International Group, Inc.	Water treatment parts manufacturer	Junior secured loan $(917 par due 10/2013)	16.00% (Libor + 8.00%/Q)	11/6/2007	917	642	$0.70	(15)
		Junior secured loan $(2,750 par due 10/2013)	16.00% (Libor + 8.00%/Q)	11/1/2007	2,750	1,925	$0.70	(15)
		Junior secured loan $(1,833 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	1,833	1,283	$0.70	(15)
		Junior secured loan ($2,000 par due 10/2013)	16.00% (Libor + 8.00%/Q)	11/6/2007	2,000	1,400	$0.70	(3)(15)
		Junior secured loan ($6,000 par due 10/2013)	16.00% (Libor + 8.00%/Q)	11/1/2007	6,000	4,200	$0.70	(3)(15)
		Junior secured loan ($4,000 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	4,000	2,800	$0.70	(3)(15)
					17,500	12,250

Waste Pro USA, Inc.	Waste management services	Preferred Class A common stock (611,615 shares)	14.00% PIK	11/9/2006	12,263	13,263	$21.69	(4)

Wastequip, Inc.(6)	Waste management equipment manufacturer	Senior subordinated loan ($13,121 par due 2/2015)	10.00% Cash, 2.50% PIK	2/5/2007	13,030	1,968	$0.15	(4)
		Common stock (13,889 shares)		2/2/2007	1,389	—	—
					14,419	1,968

					57,864	33,103			2.63%

Computers and Electronics

RedPrairie Corporation	Software manufacturer	Junior secured loan ($3,300 par due 1/2013)	6.78% (Libor + 6.50%/Q)	7/13/2006	3,300	3,135	$0.95	(2)
		Junior secured loan ($12,000 par due 1/2013)	6.78% (Libor + 6.50%/Q)	7/13/2006	12,000	11,400	$0.95	(3)
					15,300	14,535

TZ Merger Sub, Inc.	Computers and Electronics	Senior secured loan ($4,818 par due 7/2015)	7.50% (Libor + 4.50%/Q)	6/15/2009	4,711	4,818	$1.00	(3)(15)

X-rite, Incorporated	Artwork software manufacturer	Junior secured loan ($3,074 par due 7/2013)	14.38% (Libor + 11.38%/Q)	7/6/2006	3,074	3,074	$1.00	(15)
		Junior secured loan ($7,685 par due 7/2013)	14.38% (Libor + 11.38%/Q)	7/6/2006	7,685	7,685	$1.00	(3)(15)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		Junior secured loan ($42 par due 7/2013)	14.38% (Base Rate + 10.38%/Q)	7/6/2006	42	42	$1.00	(15)
		Junior secured loan ($105 par due 7/2013)	14.38% (Base Rate + 10.38%/Q)	7/6/2006	105	105	$1.00	(3)(15)
					15,617	10,906

					30,917	30,259			2.41%

Cargo Transport

The Kenan Advantage Group, Inc.	Fuel transportation provider	Senior secured loan ($2,400 par due 12/2011)	2.98% (Libor + 2.75%/M)	12/15/2005	2,400	2,304	$0.96	(3)(4)
		Senior subordinated loan ($26,125 par due 12/2013)	9.50% Cash, 3.50% PIK	12/15/2005	26,125	25,603	$0.98	(2)(4)
		Preferred stock (10,984 shares)	8.00% PIK	12/15/2005	1,454	1,932	$175.89	(4)
		Common stock (30,575 shares)		12/15/2005	31	41	$1.34
					30,010	29,880

					30,010	29,880			2.38%

Health Clubs

Athletic Club Holdings, Inc.	Premier health club operator	Senior secured loan ($1,750 par due 10/2013)	4.73% (Libor + 4.50%/M)	10/11/2007	1,750	1,540	$0.88	(2)(13)
		Senior secured loan ($1,000 par due 10/2013)	4.73% (Libor + 4.50%/M)	10/11/2007	1,000	880	$0.88	(2)(13)
		Senior secured loan ($17 par due 10/2013)	6.75% (Base Rate + 3.50%/Q)	10/11/2007	17	15	$0.87	(2)(13)
		Senior secured loan ($16 par due 10/2013)	6.75% (Base Rate + 3.50%/Q)	10/11/2007	16	14	$0.88	(3)(13)
		Senior secured loan ($11,484 par due 10/2013)	4.73% (Libor + 4.50%/M)	10/11/2007	11,484	10,106	$0.88	(3)(13)
		Senior secured loan ($12,483 par due 10/2013)	6.75% (Base Rate + 3.50%/Q)	10/11/2007	12,483	10,985	$0.88	(2)(13)
					26,750	23,540

					26,750	23,540			1.87%

Containers-Packaging

Industrial Container Services, LLC(6)	Industrial container manufacturer, reconditioner and servicer	Senior secured revolving loan ($15,696 par due 9/2011)	5.75% (Base Rate + 2.50%/M)	6/21/2006	950	922	$0.06
		Senior secured loan ($322 par due 9/2011)	4.23% (Libor + 4.00%/M)	6/21/2006	322	312	$0.97	(2)
		Senior secured loan ($134 par due 9/2011)	4.23% (Libor + 4.00%/M)	6/21/2006	134	130	$0.97	(2)
		Senior secured loan	4.23% (Libor +	6/21/2006	4,926	4,778	$0.97	(3)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit		Percentage of Net Assets
		($4,926 par due 9/2011)	4.00%/M)
		Senior secured loan ($2,052 par due 9/2011)	4.23% (Libor + 4.00%/M)	6/21/2006	2,052	1,991	$0.97	(3)
		Senior secured loan ($268 par due 9/2011)	4.25% (Libor + 4.00%/M)	6/21/2006	268	260	$0.97	(2)
		Senior secured loan ($4,105 par due 9/2011)	4.25% (Libor + 4.00%/M)	6/21/2006	4,105	3,982	$0.97	(3)
		Senior secured loan ($27 par due 9/2011)	5.75% (Base Rate + 2.50%/M)	6/21/2006	27	26	$0.97	(2)
		Senior secured loan ($410 par due 9/2011)	5.75% (Base Rate + 2.50%/M)	6/21/2006	410	398	$0.97	(3)
		Common stock (1,800,000 shares)		9/29/2005	1,800	8,550	$4.75
					14,994	21,349

					14,994	21,349			1.70%

Grocery

Planet Organic Health Corp.(8)	Organic grocery store operator	Junior secured loan ($876 par due 7/2013)	15.00% (Libor + 12.00%/Q)	7/3/2007	874	832	$0.95	(15)
		Junior secured loan ($10,436 par due 7/2013)	15.00% (Libor + 12.00%/Q)	7/3/2007	10,414	9,914	$0.95	(3)(15)
		Senior subordinated loan ($12,724 par due 7/2012)	13.00% Cash, 4.00% PIK	7/3/2007	12,572	9,416	$0.74	(4)
					23,860	20,162

					23,863	20,162			1.60%

Consumer Products—Durable

Direct Buy Holdings, Inc. and Direct Buy	Membership-based buying club	Senior secured loan ($23 par due 11/2012)	6.75% (Libor + 5.00%/M)	12/14/2007	22	19	$0.85	(2)(15)
Investors, LP(6)	franchisor and operator	Senior secured loan ($2,099 par due 11/2012)	6.75% (Libor + 5.00%/M)	12/14/2007	2,030	1,784	$0.85	(2)(15)
		Partnership interests (19.31% interest)		11/30/2007	10,000	3,000
					12,052	4,803

					12,052	4,803			0.38%

Housing—Building Materials

HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,956 par due 3/2011)		10/8/2004	8,991	448	$0.05	(2)(4)(14)
		Warrants to purchase 4,464 shares		10/8/2004	653	—	—
		Common stock (2,743 shares)		10/8/2004	753	—	—
					10,397	448

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value	Fair Value Per Unit	Percentage of Net Assets
					10,397	448		0.04%

					2,376,384	2,171,814

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

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
HCP Acquisition Holdings, LLC	$1,495	$—	$18	$—	$—	$—	$—	$—	$(3,721)
Ivy Hill Asset Management, L.P.	$37,406	$—	$236	$—	$—	$2,391	$—	$494	$19,145
Ivy Hill Middle Market Credit Fund, Ltd.	$—	$—	$131	$5,742	$—	$—	$1,265	$—	$1,284
LVCG Holdings, LLC	$—	$—	$—	$—	$—	$—	$66	$—	$(8,170)
Making Memories Wholesale, Inc.	$—	$199	$14,224	$518	$—	$—	$5	$(14,173)	$12,822
R3 Education, Inc.	$15,613	$6,050	$—	$651	$—	$—	$17	$—	$(3,696)
Reflexite Corporation	$7,800	$—	$2,000	$2,830	$194	$—	$71	$—	$(10,925)
Senior Secured Loan Fund LLC*	$165,000	$—	$—	$4,831	$—	$—	$640	$—	$—
The Thymes, LLC	$—	$—	$—	$502	$—	$—	$—	$—	$455

*

Together with GE Commercial Finance Investment Advisory Services LLC (“GE”), we serve as co-managers of the Senior Secured Loan Fund LLC.  Investments made by the program (and most decisions made in respect of program borrowers and the program itself) must be approved by both the Company and GE; therefore, although the Company owns more than 25% of the voting securities of the LLC, the Company does not believe that it has control over the Senior Secured Loan Fund (for purposes of the Investment Company Act of 1940 or otherwise).

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

(17)

In addition to the interest earned based on the stated interest rate of this security, the notes entitle us to receive a portion of the excess cash flow from the Senior Secured Loan Fund’s loan portfolio, which may result in a return greater than the contractual rate.

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2010 (unaudited)

(dollar amounts in thousands, except per share data)

	Common Stock		Capital in Excess of	Accumulated (Overdistributed)Undistributed Net Investment	Accumulated Net Realized Gain (Loss) on Investments, Foreign Currency Transactions, Extinguishment of Debt and	Net Unrealized Gain (Loss) on Investments and Foreign Currency	Total Stockholders’
	Shares	Amount	Par Value	Income	Acquisitions	Transactions	Equity
Balance at December 31, 2009	109,944,674	$110	$1,490,458	$3,143	$(31,115)	$(204,708)	$1,257,888
Issuance of common stock in add-on offering (net of offering and underwriting costs)	22,957,993	23	277,021	—	—	—	277,044
Issuance of common stock in the Acquisition of Allied Capital Corporation	58,492,537	58	872,669	—	—	—	872,727
Gain on the acquisition of Allied Capital Corporation	—	—	—	—	195,876	—	195,876
Net increase in stockholders’ equity resulting from operations (excluding gain on the acquisition of Allied Capital Corporation)	—	—	—	152,466	6,693	179,911	339,070
Dividend declared ($1.05 per share)	—	—	—	(180,873)	—	—	(180,873)
Shares issued in connection with dividend reinvestment plan	1,171,230	2	16,742	—	—	—	16,744
Balance at September 30, 2010	192,566,434	$193	$2,656,890	$(25,264)	$171,454	$(24,797)	$2,778,476

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollar amounts in thousands)

	For the nine months ended
	September 30, 2010	September 30, 2009
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$534,946	$133,063
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Gain on the acquisition of Allied Capital Corporation	(195,876)	—
Realized loss (gain) on extinguishment of debt	1,961	(26,543)
Net realized losses (gains) from investments	(8,654)	4,232
Net unrealized losses (gains) from investments and foreign currency transactions	(179,911)	(15,698)
Net accretion of discount on securities	(8,031)	(1,640)
Increase in accrued payment-in-kind dividends and interest	(34,117)	(33,021)
Amortization of debt issuance costs	6,802	3,251
Accretion of discount on Unsecured Notes	5,644	—
Depreciation	662	505
Acquisition of Allied Capital Corporation, net of cash acquired	(774,190)	—
Proceeds from sale and redemption of investments	1,211,800	267,381
Purchase of investments	(1,126,780)	(218,843)
Changes in operating assets and liabilities:
Interest receivable	(19,712)	1,227
Other assets	4,515	(1,052)
Management and incentive fees payable	(33,254)	23,538
Accounts payable and accrued expenses	(48,676)	4,845
Interest and facility fees payable	(1)	(1,152)
Net cash provided by (used in) operating activities	(662,872)	140,093
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	1,149,773	109,086
Borrowings on debt	1,192,264	246,700
Repayments on credit facility payable	(1,461,693)	(362,678)
Credit facility financing costs	(18,208)	(6,010)
Dividends paid in cash	(164,129)	(155,105)
Net cash provided by (used in) financing activities	698,007	(168,007)
CHANGE IN CASH AND CASH EQUIVALENTS	35,135	(27,914)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	99,227	89,383
CASH AND CASH EQUIVALENTS, END OF PERIOD	$134,362	$61,469
Supplemental Information:
Interest paid during the period	$39,418	$15,053
Taxes paid during the period	$1,683	$660
Dividends declared during the period	$180,873	$113,165

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2010 (unaudited)

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

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are computed using the specific identification method. Unrealized gains or losses reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of our investments) are valued at fair value as determined in good faith by our board of directors, based on the input of our investment adviser, audit committee and independent third-party valuation firms that have been engaged at the direction of the board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12 month period, and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter, and a minimum of 50% of our portfolio at fair value are subject to review by an independent valuation firm each quarter.

As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (an estimate of the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison of the portfolio company’s securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our valuation.

Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors, as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize.  Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize significantly less than the value at which we have recorded it.

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

•                  Preliminary valuations are reviewed and discussed with the investment adviser’s management and investment professionals, and then valuation recommendations are presented to the board of directors.

•                 The audit committee of our board of directors reviews these valuations, as well as the input of independent third-party valuation firms with respect to the valuations of a minimum of 50% of our portfolio at fair value.

•                 The board of directors discusses valuations and determines the fair value of each investment in our portfolio without a readily available market quotation in good faith based on the input of our investment adviser, audit committee and, where applicable, independent third-party valuation firms.

Effective January 1, 2008, the Company adopted Accounting Standards Codification (“ASC”) 820-10 (previously Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”)), which expands the application of fair value accounting for investments (see Note 8). Investments acquired as part of the Allied Acquisition were accounted for in accordance with ASC 805-10 (previously SFAS No. 141(R)), Business Combinations, which requires that all assets be recorded at fair value.  As a result, the initial amortized cost basis and fair value for the acquired investments were the same at April 1, 2010 (see Note 15).

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2010, 7.5% of total investments at amortized cost (or 5.2% of total investments at fair value) were on non-accrual status, including 5.3% of total investments at amortized cost (or 5.0% of total investments at fair value) of investments acquired as part of the Allied Acquisition. As of December 31, 2009, 2.5% of total investments at amortized cost (or 0.5% at fair value) were on non-accrual status.

Payment-in-Kind Interest

The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. For the three and nine months ended September 30, 2010, $13,345 and $34,117, respectively, in PIK income was recorded. Of the PIK income recorded for the three and nine months ended September 30, 2010, $3,255 and $8,992, respectively, was PIK income from investments acquired as part of the Allied Acquisition.  For the three and nine months ended September 30, 2009, $10,825 and $33,021, respectively, in PIK income were recorded.

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

Offering Expenses

The Company’s offering costs, excluding underwriters’ fees, are charged against the proceeds from equity offerings when received. For the nine months ended September 30, 2010 and 2009, the Company incurred approximately $1,035 and $806, respectively, of offering costs.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended September 30, 2010, no amounts were recorded for U.S. Federal excise tax. For the three months ended September 30, 2009, no amount was recorded for U.S. federal excise tax. For the nine months ended September 30, 2009, a net benefit of $30 was recorded for U.S. Federal excise tax.

Certain of our wholly owned subsidiaries are subject to U.S. Federal and state income taxes. For the three and nine months ended September 30, 2010, we recorded a tax (benefit)/expense of approximately $(164) and $360, respectively, for these subsidiaries. For the three and nine months ended September 30, 2009, we recorded a tax expense of approximately $454 and $593, respectively, for these subsidiaries.

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

For the three and nine months ended September 30, 2010, we incurred $15,436 and $35,574, respectively, in base management fees and $17,805 and $40,922, respectively, in incentive management fees related to pre-incentive fee net investment income. For the three and nine months ended September 30, 2010, we accrued no incentive management fees related to net realized capital gains.  As of September 30, 2010, $33,241 was unpaid and included in “management and incentive fees payable” in the accompanying consolidated balance sheet.

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

For the three and nine months ended September 30, 2010, we incurred $2,642 and $6,251, respectively, in administrative fees. As of September 30, 2010, $2,642 was unpaid and included in “accounts payable and accrued expenses” in the accompanying consolidated balance sheet.

For the three and nine months ended September 30, 2009, we incurred $809 and $2,905, respectively, in administrative fees.

4.                                      EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity per share resulting from operations for the three and nine months ended September 30, 2010:

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	$128,377	$534,946
Denominator for basic and diluted net increase in stockholders’ equity resulting from operations per share:	192,167,337	169,499,905
Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$0.67	$3.16

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

For the three months ended September 30, 2010, the Company funded investments totaling $509 million including $236 million aggregate principal amount of senior term debt, $40 million aggregate principal amount of senior subordinated debt, $210 million for investments in the Senior Secured Loan Fund LLC (the “Senior Secured Loan Program”) (see Note 10), and $23 million of investments in equity securities.

In addition, for the three months ended September 30, 2010, $231 million of investments were sold or redeemed including $165 million aggregate principal amount of senior term debt, $62 million of senior subordinated debt, $3 million of investments in collateralized loan obligations and $1 million of investments in equity securities.  Within the total investments sold or redeemed for the three months ended September 30, 2010, approximately $99 million were originally acquired as part of the Allied Acquisition with a net realized gain of approximately $1.8 million recognized in these transactions.

As of September 30, 2010, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$134,362	$134,362
Senior term debt	1,594,972	1,550,673
Senior subordinated debt	1,252,715	1,212,003
Equity securities	664,425	684,744
Collateralized loan obligations	220,369	238,317
Subordinated Notes of Senior Secured Loan Program	400,451	425,500
Commercial real estate	41,207	38,553
Total	$4,308,501	$4,284,152

As of December 31, 2009, investments and cash and cash equivalents consisted of the following:

	Amortized Cost	Fair Value
Cash and cash equivalents	$99,227	$99,227
Senior term debt	1,152,462	1,072,149
Senior subordinated debt	658,787	595,668
Equity securities	344,454	287,614
Subordinated Notes of Senior Secured Loan Program	165,000	165,000
Collateralized loan obligations	55,681	51,383
Total	$2,475,611	$2,271,041

The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt using the effective interest method.

The industrial and geographic compositions of our portfolio at fair value at September 30, 2010 and December 31, 2009 were as follows:

Industry	September 30, 2010	December 31, 2009
Investment Funds	18.3%	12.8%
Business Services	14.8	5.8
Healthcare Services	13.0	18.3
Consumer Products	9.9	3.2
Restaurants and Food Services	9.1	7.8
Financial Services	7.4	3.4
Education	4.8	10.1
Manufacturing	3.9	3.8
Telecommunications	2.9	1.8
Beverage/Food/Tobacco	2.8	6.1
Other Services	2.6	8.2
Retail	2.4	5.9
Commercial Real Estate	1.7	0.0
Wholesale Distribution	1.3	0.0
Printing/Publishing/Media	0.9	2.6
Computers/Electronics	0.9	1.4
Aerospace and Defense	0.8	2.8
Environmental Services	0.8	1.5
Automotive Services	0.7	0.0
Containers/Packaging	0.5	1.0
Health Clubs	0.4	1.1
Oil and Gas	0.1	0.0
Homebuilding	0.0	0.1
Cargo Transport	0.0	1.4
Grocery	0.0	0.9
Total	100.0%	100.0%

Geographic Region	September 30, 2010	December 31, 2009
Mid-Atlantic	29.0%	22.2%
Midwest	22.6	19.7
West	22.6	24.8
Southeast	18.6	19.7
International	4.3	10.4
Northeast	2.9	3.2
Total	100.0%	100.0%

Senior Secured Loan Program. In October 2009, the Company completed its acquisition from Allied Capital of subordinated notes issued by the Senior Secured Loan Program (the “SSLP Notes”).  The Senior Secured Loan Program was formed in December 2007 to invest in “unitranche” loans (loans that combine both senior and subordinated debt, generally in a first lien position) of middle-market companies. The cost and fair value of the SSLP Notes was $400.5 million and $425.5 million, respectively, at September 30, 2010, and $165.0 million and $165.0 million, respectively, at December 31, 2009.  The SSLP Notes pay a coupon of LIBOR plus 8.0% and also entitle the Company to receive a portion of the excess cash flow from the loan portfolio, which may result in a return greater than the contractual coupon. The Company is also entitled to certain other sourcing and management fees related to this investment. The Company’s yield on its investment in the Senior Secured Loan Program at fair value was 16.52% and 17.00% at September 30, 2010 and December 31, 2009, respectively.  For the three and nine months ended September 30, 2010, the Company earned interest income of $12,987 and $30,242, respectively, on the SSLP Notes.

As of September 30, 2010 and December 31, 2009, the Senior Secured Loan Program had total assets of $2.0 billion and $0.9 billion, respectively, in aggregate principal amount.  The senior debt obligations of the Senior Secured Loan Program were $1.5 billion and $0.7 billion in aggregate principal amount at September 30, 2010 and December 31, 2009, respectively. The SSLP Notes owned by the Company are junior to the senior debt obligations of the fund and the Company owns 87.5% of the outstanding class of such notes.

The Senior Secured Loan Program’s portfolio consisted of 17 and 11 different issuers as of September 30, 2010 and December 31, 2009, respectively. At September 30, 2010 and December 31, 2009, the portfolio was comprised of all first lien senior secured debt issued by U.S. middle-market companies and none of the loans were on non-accrual status. At September 30, 2010 and December 31, 2009, the single largest issuer in the Senior Secured Loan Program’s portfolio in aggregate principal amount was $254.4 million and $179.9 million, respectively, and the top five issuers totaled $1,053.9 million and $535.3 million, respectively.  The portfolio companies in the Senior Secured Loan Program are in similar industries as the companies in Ares Capital’s portfolio.

6.                                      COMMITMENTS AND CONTINGENCIES

As of September 30, 2010 and December 31, 2009, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans to its portfolio companies:

	September 30, 2010	December 31, 2009
Total revolving and delayed draw commitments	$633,400	$136,800
Less: funded commitments	(382,600)	(37,200)
Total unfunded commitments	250,800	99,600
Less: commitments substantially at discretion of the Company	(63,400)	(4,000)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(16,100)	(16,200)
Total net adjusted unfunded commitments	$171,300	$79,400

Of the total net adjusted unfunded commitments as of September 30, 2010, $78,100 are from commitments for investments acquired as part of the Allied Acquisition.  Also, of the total commitments as of September 30, 2010, $176,600 extend beyond the maturity date for our Revolving Credit Facility (as defined in Note 7). Included within the total commitments as of September 30, 2010 are commitments to issue up to $21,700 in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of September 30, 2010, the Company had $18,700 in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability on the balance sheet as they are considered in the valuation of the investments in the portfolio company.  Of these letters of credit, $300 expire in December 2010, $800 expire in January 2011, $8,200 expire in February 2011, $2,000 expire in March 2011, $2,300 expire in September 2011, and $5,100 expire in December 2012.

As of September 30, 2010 and December 31, 2009, the Company was subject to subscription agreements to fund equity investments in private equity and other investment partnerships as follows:

	September 30, 2010	December 31, 2009
Total private equity commitments	$567,600	$428,300
Total unfunded private equity commitments	$442,500	$415,400

Of the total unfunded private equity commitments as of September 30, 2010, $400,500 are substantially at the discretion of the Company. Additionally, of the total unfunded private equity commitments as of September 30, 2010, $28,100 are for investments acquired as part of the Allied Acquisition.

See Note 10 for more information on the Company’s commitment to the Senior Secured Loan Program.

In the ordinary course of business, Allied Capital had issued guarantees on behalf of certain portfolio companies.  Under these arrangements, payments would be required to be made to third parties if the portfolio companies were to default on their related payment.  As part of the Allied Acquisition, the Company assumed such outstanding guarantees or similar obligations.  As a result, as of September 30, 2010, the Company had outstanding guarantees or similar obligations totaling $0.8 million and an outstanding servicer performance guaranty.  The servicer performance guaranty relates to one portfolio company’s servicing of loans held in a loan warehouse facility, and as of September 30, 2010, there were no known issues or claims with respect to such performance guaranty.

7.                                      BORROWINGS

In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of September 30, 2010, our asset coverage for borrowed amounts was 282%.

Our debt obligations consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010			December 31, 2009
	Carrying Value(1)		Total Available(2)	Carrying Value(1)	Total Available(2)
CP Funding Facility	$283,374		$400,000	$221,569	$221,569
Revolving Credit Facility	431,000		810,000	474,144	525,000
CP Funding II Facility (3)	—		—	—	200,000
Debt Securitization	177,163		200,134	273,752	274,981
2011 Notes (principal amount outstanding of $300,584)	294,333	(4)	300,584	—	—
2012 Notes (principal amount outstanding of $161,210)	157,523	(4)	161,210	—	—
2047 Notes (principal amount outstanding of $230,000)	180,750	(4)	230,000	—	—
	$1,524,143	(5)	$2,101,928	$969,465	$1,221,550

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

(5)                                Total principal amount of debt outstanding totals $1,583,331.

The weighted average interest rate of all our debt obligations, at principal amount, as of September 30, 2010 and December 31, 2009 was 4.63% and 2.05%, respectively.

CP Funding Facility

In October 2004, we formed Ares Capital CP Funding LLC (“Ares Capital CP”), a wholly owned subsidiary of the Company, through which we established a revolving facility (as amended, the “CP Funding Facility”) that, as amended, allowed Ares Capital CP to issue up to $350,000 of variable funding certificates.  On May 7, 2009, the Company and Ares Capital CP entered into an amendment that, among other things, converted the CP Funding Facility from a revolving facility to an amortizing facility, extended the maturity from July 21, 2009 to May 7, 2012 and reduced the availability from $350,000 to $225,000.

On July 21, 2009, we entered into an agreement with Wachovia Bank N.A. (“Wachovia”) to establish a new revolving facility (the “CP Funding II Facility”) whereby Wachovia agreed to extend credit to us in an aggregate principal amount not exceeding $200,000 at any one time outstanding. The CP Funding II Facility was scheduled to expire on July 21, 2012.

On January 22, 2010, we combined the CP Funding Facility with the CP Funding II Facility into a single $400,000 revolving securitized facility (the “combined CP Funding Facility”). In connection with the combination, we terminated the CP Funding II Facility and entered into an Amended and Restated Purchase and Sale Agreement with Ares Capital CP Funding Holdings LLC, our wholly owned subsidiary (“CP Holdings”), pursuant to which we may sell to CP Holdings certain loans that we have originated or acquired, or will originate or acquire (the “Loans”) from time to time, which CP Holdings will subsequently sell to Ares Capital CP, which is a wholly owned subsidiary of CP Holdings. The combined CP Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The combined CP Funding Facility, among other things, extended the maturity date of the facility to January 22, 2013 (with two one-year extension options, subject to mutual consent). Prior to January 22, 2010, the interest rate charged on the CP Funding Facility was the commercial paper rate plus 3.50%.  After January 22, 2010, subject to certain exceptions, the interest charged on the combined CP Funding Facility is based on LIBOR plus an applicable spread of between 2.25% and 3.75% or on a “base rate” (which is the higher of a prime rate, or the federal funds rate plus 0.50%) plus an applicable spread of between 1.25% to 2.75%, in each case, based on a pricing grid depending upon our credit rating. As of and for the three months ended September 30, 2010, the effective LIBOR spread under the combined CP Funding Facility was 2.75%.

As of September 30, 2010, there was $283,374 outstanding under the combined CP Funding Facility and the Company continues to be in material compliance with all of the limitations and requirements of the combined CP Funding Facility. As of December 31, 2009, there was $221,569 outstanding under the CP Funding Facility.  The combined CP Funding Facility is secured by all of the assets held by and the membership interest in Ares Capital CP, which as of September 30, 2010 consisted of 34 investments. As of September 30, 2010, the base rate in effect was one month LIBOR, which was 0.26%. For the three and nine months ended September 30, 2010, the average interest rates (i.e. rate in effect plus the spread) on the combined CP Funding Facility and the CP Funding Facility were 3.11% and 2.99%, respectively. For the three and nine months ended September 30, 2010, the average outstanding balances on the combined CP Funding Facility and the CP Funding Facility were $272,558 and $227,838, respectively.  For the three and nine months ended September 30, 2010, the interest expense incurred on the combined CP Funding Facility and the CP Funding Facility was $2,404 and $6,185, respectively. Cash paid for interest expense on the combined CP Funding Facility during the nine months ended September 30, 2010 was $5,106.

For the three and nine months ended September 30, 2009, the average interest rates (i.e., rate in effect plus the spread) for the CP Funding Facility were 3.77% and 3.62%, respectively. For the three and nine months ended September 30, 2009, the average outstanding balances on the CP Funding Facility were $223,345 and $165,172, respectively. For the three and nine months ended September 30, 2009, the interest expense incurred on the CP Funding Facility was $2,151 and $4,632, respectively. Cash paid for interest expense on the CP Funding Facility during the nine months ended September 30, 2009 was $4,349.

We are required to pay a commitment fee of between 0.50% and 2.00% depending on the usage level on any unused portion of the combined CP Funding Facility.  Prior to May 7, 2009, we were required to pay a commitment fee for any unused portion of the CP Funding Facility equal to 0.50% per annum for any unused portion of the CP Funding Facility.  Prior to January 22, 2010, we were also required to pay a commitment fee on any unused portion of the CP Funding II Facility of between 0.50% and 2.00% depending on the usage level. For the three and nine months ended September 30, 2010, we incurred commitment fees on the CP Funding Facility together with the CP Funding II Facility of $285 and $1,319, respectively. For the three and nine months ended September 30, 2009, we incurred commitment fees on the CP Funding Facility together with the CP Funding II Facility of $260 and $351, respectively.

Revolving Credit Facility

In December 2005, we entered into a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), under which, as amended, the lenders agreed to extend credit to the Company.  On January 22, 2010, we entered into an agreement to amend and restate the Revolving Credit Facility. The amendment and restatement of the Revolving Credit Facility, among other things, increased the size of the facility from $525,000 to $690,000 (comprised of $615,000 in commitments on a stand-alone basis and an additional $75,000 in commitments contingent upon the closing of the Allied Acquisition), extended the maturity date from December 28, 2010 to January 22, 2013 and modified pricing.  The Revolving Credit Facility also includes an “accordion” feature that allows, under certain circumstances, to increase the size of the facility to a maximum of $1,050,000.  During the nine months ended September 30, 2010, we exercised this “accordion” feature and increased the size of the facility by $120,000 to bring the total facility size to $810,000. As of September 30, 2010, there was $431,000 outstanding under the Revolving Credit Facility and the Company continues to be in material compliance with all of the limitations and requirements of the Revolving Credit Facility. As of December 31, 2009, there was $474,144 outstanding under the Revolving Credit Facility.

Prior to January 22, 2010, subject to certain exceptions, pricing on the Revolving Credit Facility was based on LIBOR plus 1.00% or on an “alternate base rate” (which was the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%). After January 22, 2010, subject to certain exceptions, pricing under the Revolving Credit Facility is based on LIBOR plus an applicable spread of between 2.50% and 4.00% or on the “alternate base rate” plus an applicable spread of between 1.50% and 3.00%, in each case, based on a pricing grid depending upon our credit rating. As of and for the three months ended September 30, 2010, the effective LIBOR spread under the Revolving Credit Facility was 3.00%.  As of September 30, 2010, the one, two, three and six month LIBOR was 0.26%, 0.27%, 0.29% and 0.46%, respectively. As of December 31, 2009, the one, two, three and six month LIBOR was 0.23%, 0.24%, 0.25% and 0.43%, respectively. For the three and nine months ended September 30, 2010, the average interest rate was 4.66% and 4.09%, respectively, the average outstanding balance was $194,570 and $271,637, respectively, and the interest expense incurred was $2,972 and $10,526, respectively. For the three and nine months ended September 30, 2009, the average interest rate was 1.95% and 2.13%, respectively, the average outstanding balance was $328,600 and $414,121, respectively, and the interest expense incurred was $1,605 and $6,617, respectively. Cash paid for interest expense in respect of the revolving credit facility during the nine months ended September 30, 2010 and 2009 was $7,796 and $7,944, respectively.

Additionally, we are required to pay a commitment fee of 0.50% on any unused portion of the Revolving Credit Facility.  For the three and nine months ended September 30, 2010, the commitment fees incurred were $513 and $1,408, respectively. For the three and nine months ended September 30, 2009, the commitment fees incurred was $90 and $133, respectively.

In connection with the expansion and extension of the Revolving Credit Facility, we paid arrangement fees totaling $15.6 million.  With certain exceptions, the Revolving Credit Facility is secured by substantially all of the assets in our portfolio (other than investments held by Ares Capital CP under the combined CP Funding Facility, those held as a part of the Debt Securitization, discussed below and retain other investments). As of September 30, 2010, the Revolving Credit Facility was secured by 300 investments.

The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. As of September 30, 2010, the Company had $23,108 in standby letters of credit issued through the Revolving Credit Facility. As of December 31, 2009, the Company had $24,000 in standby letters of credit issued through the Revolving Credit Facility.

Debt Securitization

In July 2006, through ARCC Commercial Loan Trust 2006, a vehicle serviced by our wholly owned subsidiary, ARCC CLO 2006 LLC (“ARCC CLO”), we completed a $400,000 debt securitization (the “Debt Securitization”) and issued approximately $314,000 principal amount of asset-backed notes (including an aggregate amount of up to $50,000 of revolving notes, $27,029 of which was drawn down as of September 30, 2010) (the “CLO Notes”) to third parties that are secured by a pool of middle market loans that were purchased or originated by the Company. The CLO Notes are included in our September 30, 2010 consolidated balance sheet. We retained approximately $86,000 of aggregate principal amount of certain BBB and non-rated securities in the Debt Securitization at the time of issuance.

During the nine months ended September 30, 2010, we repaid $32,613, $21,742 and $42,234 of the Class A-1-A, Class A-1A VFN and Class A-2A Notes, respectively. During the nine months ended September 30, 2009, we repurchased, in several open market transactions, $34,790 of CLO Notes consisting of $14,000 of Class B Notes and $20,790 of Class C Notes for a total purchase price of $8,247. As a result of these purchases, we recognized a $26,543 gain on the extinguishment of debt for the nine months ended September 30, 2009. As of September 30, 2010, we held an aggregate principal amount of $120,790 of CLO Notes (the “Retained Notes”), in total. The CLO Notes mature on December 20, 2019, and, as of September 30, 2010, there was $177,163 outstanding under the Debt Securitization (excluding the Retained Notes). The blended pricing of the CLO Notes, excluding fees, is approximately 3-month LIBOR plus 35 basis points.

The classes, amounts, and interest rates (expressed as a spread to LIBOR) of the CLO Notes are as follows:

Class	Amount		LIBOR Spread (basis points)
A-1A	$40,544		25
A-1A VFN	27,029	(1)	28
A-1B	14,000		37
A-2A	30,380		22
A-2B	33,000		35
B	9,000		43
C	23,210		70
Total	$177,163

(1)                                  Revolving Notes, in an aggregate amount of up to $50,000.

As of September 30, 2010, there were 44 investments securing the notes. The interest charged under the Debt Securitization is based on 3-month LIBOR, which as of September 30, 2010 was 0.29% and as of December 31, 2009 was 0.25%. For the three and nine months ended September 30, 2010, the effective average interest rates were 0.91% and 0.68%, respectively, the average outstanding balance was $209,996 and $246,364, respectively, and the interest expense incurred was $476 and $1,259, respectively. For the three and nine months ended September 30, 2009, the effective average interest rate was 1.04% and 1.44%, respectively, the average outstanding balance was $278,617 and $285,924, respectively, and the interest expense incurred was $726 and $3,082, respectively.

For the nine months ended September 30, 2010 and 2009, the cash paid for interest was $1,250 and $3,210, respectively. The Company is also required to pay a commitment fee of 0.175% for any unused portion of the Class A-1A VFN Notes. For the three and nine months ended September 30, 2010, we incurred $7 and $11, respectively, in commitment fees on these notes. There were no commitment fees incurred for the three and nine months ended September 30, 2009 on these notes.

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

As of September 30, 2010, the Company had the following outstanding publicly issued Unsecured Notes (see Note 17):

	Outstanding Principal	Carrying Value(1)
2011 Notes	$300,584	$294,333
2012 Notes	161,210	157,523
2047 Notes	230,000	180,750
Total	$691,794	$632,606

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

For the three and nine months ended September 30, 2010, we incurred $11,838 and $23,964 of interest expense in connection with the Unsecured Notes, respectively, and for the nine months ended September 30, 2010, the cash paid for interest on the Unsecured Notes was $25,266.

The Company may purchase the Unsecured Notes in the market to the extent permitted by the Investment Company Act.  During the three months ended September 30, 2010, the Company purchased $14,350 principal amount of the 2011 Notes and $29,400 principal amount of the 2012 Notes.  As a result of these transactions, we recognized a realized loss of $1,578 during the three months ended September 30, 2010. During the nine months ended September 30, 2010, the Company purchased $19,350 principal amount of the 2011 Notes and $34,400 principal amount of the 2012 Notes.  As a result of these transactions, we recognized a realized loss of $1,961 during the nine months ended September 30, 2010.

In accordance with ASC 805-10, the initial carrying value of the Unsecured Notes was equal to the fair value as of April 1, 2010 resulting in an initial unaccreted discount from the principal value of the Unsecured Notes of approximately $65.8 million.  For the three and nine months ended September 30, 2010, we recorded $2,968 and $5,644 of accretion expense, respectively, related to this discount which was included in “interest and credit facility fees” in the accompanying statement of operations.

8.                               FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted ASC 825-10 (previously SFAS No. 159, the Fair Value Option for Financial Assets and Liabilities), which provides companies the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet.  The Company has not elected the ASC 8 25-10 option to report selected financial assets and liabilities at fair value. As a result, with the exception of the line items entitled “other assets” and “debt,” which are reported at cost, all assets and liabilities approximate fair value on the balance sheet.  The carrying value of the line items entitled “interest receivable,” “receivable for open trades,” “payable for open trades,” “accounts payable and accrued expenses,” “management and incentive fees payable” and “interest and facility fees payable” approximate fair value due to their short maturity.

Effective January 1, 2008, the Company adopted ASC 820-10 (previously SFAS No. 157, Fair Value Measurements), which expands the application of fair value accounting. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Company to assume that the portfolio investment is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820-10, the Company has considered its principal market as the market in which the Company exits its portfolio investments with the greatest volume and level of activity. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:

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

In addition to using the above inputs in investment valuations, we continue to employ the net asset valuation policy approved by our board of directors that is consistent with ASC 820-10 (see Note 2).  Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. Our valuation policy considers the fact that because there is not a readily available market value for most of the investments in our portfolio, the fair value of the investments must typically be determined using unobservable inputs.

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

The following table presents fair value measurements of cash and cash equivalents and investments as of September 30, 2010:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$134,362	$134,362	$—	$—
Investments	$4,149,790	$—	$4,586	$4,145,204

The following tables present changes in investments that use Level 3 inputs for the three and nine months ended September 30, 2010:

For the three months ended September 30, 2010
Balance as of June 30, 2010	$3,790,038
Net realized and unrealized gains (losses)	58,131
Net purchases, sales or redemptions	297,035
Net transfers in and/or out of Level 3	—
Balance as of September 30, 2010	$4,145,204

For the nine months ended September 30, 2010
Balance as of December 31, 2009	$2,166,687
Net realized and unrealized gains (losses)	186,029
Net purchases, sales or redemptions (including investments acquired as part of the Allied Acquisition)	1,792,488
Net transfers in and/or out of Level 3	—
Balance as of September 30, 2010	$4,145,204

As of September 30, 2010, the net unrealized loss on the investments that use Level 3 inputs was $19,900.

Following are the carrying and fair values of our debt instruments as of September 30, 2010 and December 31, 2009. For the CP Funding Facility, Revolving Credit Facility and the Debt Securitization, fair value is estimated by discounting remaining payments using applicable current market rates which take into account changes in the Company’s marketplace credit ratings.  For the Unsecured Notes, fair value is determined by using market prices.

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
CP Funding Facility	$283,374	$283,374	$221,569	$226,000
Revolving Credit Facility	431,000	431,000	474,144	447,000
Debt Securitization	177,163	142,045	273,752	217,000
2011 Notes (principal amount outstanding of $300,584)	294,333	302,260	—	—
2012 Notes (principal amount outstanding of $161,210)	157,523	161,046	—	—
2047 Notes (principal amount outstanding of $230,000)	180,750	205,778	—	—
	$1,524,143	$1,525,503	$969,465	$890,000

9.                               RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, we bear all costs and expenses of the operation of the Company and reimburse the investment adviser for certain of such costs and expenses incurred in the operation of the Company. For the three and nine months ended September 30, 2010, the investment adviser incurred such expenses totaling $721 and $2,253, respectively. For the three and nine months ended September 30, 2009, the investment adviser incurred such expenses totaling $456 and $1,400, respectively. As of September 30, 2010, there were no unpaid expenses.

We rent office space directly from a third party pursuant to a lease that expires on February 27, 2011. In addition, we have entered into a sublease agreement with Ares Management whereby Ares Management subleases approximately 25% of our office space for a fixed rent equal to 25% of the basic annual rent payable by us under this lease, plus certain additional costs and expenses. For the three and nine months ended September 30, 2010, such amounts payable to the Company totaled $1,231 and $1,917, respectively. For the three and nine months ended September 30, 2009, such amounts payable to the Company totaled $67 and $201, respectively. As of September 30, 2010, there were no unpaid amounts.

We recently entered into a new long-term office lease pursuant to which we will lease new office facilities from a third party, and start to pay rent on the new office space in the first quarter of 2011. We also entered into separate subleases with Ares Management and IHAM (as defined in Note 10), pursuant to which Ares Management and IHAM will sublease approximately 15% and 20%, respectively, of the new office space for a fixed rent equal to 15% and 20%, respectively, of the base annual rent payable by us under the new office lease, plus certain additional costs and expenses.

As of September 30, 2010, Ares Investments LLC, an affiliate of Ares Management (the sole member of our investment adviser) owned 2,859,882 shares of the Company’s common stock, representing approximately 1.5% of the total shares outstanding as of September 30, 2010.

See Notes 3 and 10 for descriptions of other related party transactions.

10.                        IVY HILL ASSET MANAGEMENT, L.P. AND OTHER MANAGED FUNDS

In November 2007, we established Ivy Hill Asset Management, L.P. (“IHAM”) to serve as a manager for Ivy Hill Middle Market Credit Fund, Ltd. (“Ivy Hill I”), an unconsolidated investment vehicle focusing on investments in middle market loans. From inception until the second quarter of 2009, IHAM’s financial results were consolidated with those of the Company. In June 2009, because of a shift in activity from being primarily a manager, with no dedicated employees, of funds in which the Company has invested debt and equity, to a manager with investment professionals dedicated to managing an increasing number of third party funds, we concluded that GAAP requires the financial results of IHAM to be reported as a portfolio company in our schedule of investments rather than as a consolidated subsidiary in the Company’s financial results. The Company made an initial equity investment of $3,816 into IHAM in June 2009. As of September 30, 2010, our total investment in IHAM at fair value was $119,976, including an unrealized gain of $23,647. For the three and nine months ended September 30, 2010, the Company received $2,500 and $4,296, respectively, in distributions from IHAM consisting entirely of dividend income.

IHAM receives a 0.50% management fee on the average total assets of Ivy Hill I as compensation for managing Ivy Hill I. For the three and nine months ended September 30, 2009, the Company earned $17 and $900, respectively, in management fees from IHAM’s management of Ivy Hill I prior to IHAM’s conversion to a portfolio company in June 2009. Ivy Hill I primarily invests in first and second lien bank debt of middle market companies. Ivy Hill I was initially funded with $404,000 of capital including a $56,000 investment by the Company, consisting of $40,000 of Class B notes and $16,000 of subordinated notes. For the three and nine months ended September 30, 2010, the Company earned $1,723 and $5,208, respectively, in interest income from its investments in Ivy Hill I. For the three and nine months ended September 30, 2009, the Company earned $1,402 and $4,424, respectively, in interest income from its investments in Ivy Hill I.

Ivy Hill I purchased investments from the Company of $8,000 during the nine months ended September 30, 2010, and may from time to time purchase additional investments from the Company. Any such purchases require approval by third parties unaffiliated with the Company or IHAM. There was no gain or loss recognized by the Company on these transactions.

In November 2008, the Company established a second middle market credit fund, Ivy Hill Middle Market Credit Fund II, Ltd. (“Ivy Hill II” and, together with Ivy Hill I and Ivy Hill SDF (as defined below), the “Ivy Hill Funds”), which is also managed by IHAM. IHAM receives a 0.50% management fee on the average total assets of Ivy Hill II as compensation for managing this fund. Ivy Hill II primarily invests in second lien and subordinated bank debt of middle market companies. Ivy Hill II was established with an initial commitment of $250,000 of subordinated notes, of which $125,000 has been funded, and may grow over time with leverage. Ivy Hill II purchased $86,500 of investments from the Company during the nine months ended September 30, 2010 and may from time to time purchase additional investments from the Company. Any such purchases require approval by third parties unaffiliated with the Company or IHAM. A loss of $1,218 was recorded on these transactions. For the three and nine months ended September 30, 2009, the Company earned $12 and $365, respectively, in management fees from IHAM’s management of Ivy Hill II prior to IHAM’s conversion to a portfolio company in June 2009.

In December 2009, the Company made an incremental cash investment of approximately $33 million in IHAM to facilitate IHAM’s acquisition of Allied Capital’s management rights in respect of, and interests in, the Allied Capital Senior Debt Fund, L.P. (now referred to as Ivy Hill Senior Debt Fund, L.P. or the “Ivy Hill SDF”). The Ivy Hill SDF currently has approximately $193 million of committed capital invested primarily in first lien loans and, to a lesser extent, second lien loans of middle-market companies. IHAM manages the Ivy Hill SDF and receives fee income and is entitled to potential equity distributions in respect of interests that it acquired in the Ivy Hill SDF.

In March 2010, the Company made an incremental cash investment of approximately $48 million in IHAM to facilitate IHAM’s acquisition of Allied Capital’s management rights in respect of, and equity interests in, the Knightsbridge CLO 2007-1, Ltd. and Knightsbridge CLO 2008-1, Ltd. (the “Knightsbridge Funds”).  The Knightsbridge Funds have approximately $644 million of committed capital invested primarily in senior debt.  IHAM manages the Knightsbridge Funds and receives fee income and is entitled to potential equity distributions in respect of equity interests that it acquired in the Knightsbridge Funds.

In addition to the Ivy Hill Funds and the Knightsbridge Funds, IHAM also serves as the sub-adviser/sub-manager to four other funds: Colts 2005-1 Ltd., Colts 2005-2 Ltd., Colts 2007-1 Ltd. and Firstlight Funding I, Ltd., which is affiliated with our portfolio company, Firstlight Financial Corporation.

Beginning in November 2008, IHAM was party to a separate services agreement, referred to herein as the “services agreement,” with Ares Capital Management. Pursuant to the services agreement, Ares Capital Management provided IHAM with office facilities, equipment, clerical, bookkeeping and record keeping services, services of investment professionals and others to perform investment advisory, research and related services, services of, and oversight of, custodians, depositories, accountants, attorneys, underwriters and such other persons in any other capacity deemed to be necessary. Under the services agreement, IHAM reimbursed Ares Capital Management for all of the costs associated with such services, including Ares Capital Management’s allocable portion of overhead and the cost of its officers and respective staff in performing its obligations under the services agreement. The services agreement was terminated effective June 30, 2010 and replaced with a different services agreement with similar terms between IHAM and our administrator.  Prior to IHAM’s conversion to a portfolio company in June 2009, for the three and nine months ended September 30, 2009, IHAM incurred such expenses payable to Ares Capital Management of $0 and $538, respectively.

In October 2009, we completed our acquisition of Allied Capital’s subordinated notes in the Senior Secured Loan Program for $165,000. At September 30, 2010, the Company’s investment in the Senior Secured Loan Program was $425,500 at fair value, including an unrealized gain of $25,049. The Senior Secured Loan Program was formed in December 2007 to invest in “unitranche” loans (loans that combine both senior and subordinated debt, generally in a first lien position) of middle-market companies and currently has approximately $3.6 billion of total committed capital, approximately $2.0 billion in aggregate principal amount of which is currently funded. At September 30, 2010, the Company’s unfunded commitment to the Senior Secured Loan Program was $98 million. The Senior Secured Loan Program is capitalized as transactions are completed. Together with GE Commercial Finance Investment Advisory Services LLC (“GE”), we serve as co-managers of the Senior Secured Loan Program and investments made by the program must be approved by both the Company and GE. Our investment entitles us to a coupon of LIBOR plus 8.0% and also entitles us to receive a portion of the excess cash flow from the loan portfolio, which may result in a return greater than the contractual coupon. The Company is also entitled to certain other sourcing and management fees related to this investment. See Note 5 for additional information on the Company’s investment in the Senior Secured Loan Program.

In addition, we manage an unconsolidated fund, AGILE Fund I, LLC, and our wholly owned subsidiary A.C. Corporation manages three unconsolidated loan funds: Emporia Preferred Funding I, Ltd., Emporia Preferred Funding II, Ltd. and Emporia Preferred Funding III, Ltd. For the three and nine months ended September 30, 2010, the Company earned management fees of $1,349 and $3,014, respectively, from these funds. In August 2010, the Company made an incremental cash investment of approximately $8 million in IHAM to facilitate IHAM’s acquisition of an equity interest in Emporia Preferred Funding III, Ltd.

11.                        DERIVATIVE INSTRUMENTS

In October 2008, we entered into an interest rate swap agreement that ends on December 20, 2010 to mitigate our exposure to adverse fluctuations in interest rates for a total notional amount of $75 million. Under the interest rate swap agreement, we will pay a fixed interest rate of 2.985% and receive a floating rate based on the prevailing three-month LIBOR. As of September 30, 2010 and December 31, 2009, the 3-month LIBOR was 0.29% and 0.25%, respectively. For the three and nine months ended September 30, 2010, we recognized $401 and $1,293, respectively, in unrealized appreciation related to this swap agreement. As of September 30, 2010 and December 31, 2009, this swap agreement had a fair value of $(448) and $(1,741), respectively, which is included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

12.                        STOCKHOLDERS’ EQUITY

The following table summarizes the total shares issued and proceeds we received net of underwriter and offering costs for offerings closed during the nine months ended September 30, 2010 and 2009 (dollar amounts in millions, except per share data):

	Shares issued	Offering price per share	Proceeds net of underwriting and offering costs
February 2010 public offering	22,957,993	$12.75	$277.0
Total for the nine months ended September 30, 2010	22,957,993		$277.0

August 2009 public offering	12,439,908	$9.25	$109.1
Total for the nine months ended September 30, 2009	12,439,908		$109.1

In connection with the Allied Acquisition, on April 1, 2010, we issued 58,492,537 shares valued at approximately $872.7 million.

13.                        DIVIDENDS

The following table summarizes our dividends declared during the nine months ended September 30, 2010 and 2009 (in millions, except per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount
August 5, 2010	September 15, 2010	September 30, 2010	$0.35	$67.3
May 10, 2010	June 15, 2010	June 30, 2010	$0.35	$67.1
February 25, 2010	March 15, 2010	March 31, 2010	$0.35	$46.5
Total declared for the nine months ended September 30, 2010			$1.05	$180.9

August 6, 2009	September 15, 2009	September 30, 2009	$0.35	$38.4
May 7, 2009	June 15, 2009	June 30, 2009	$0.35	$34.1
March 2, 2009	March 16, 2009	March 31, 2009	$0.42	$40.8
Total declared for the nine months ended September 30, 2009			$1.12	$113.3

During the nine months ended September 30, 2009, as part of the Company’s dividend reinvestment plan (the “DRIP”) for our common stockholders, we purchased 1,500,841 shares of our common stock at an average price of $6.86 per share in the open market in order to satisfy part of the reinvestment aspect of the DRIP. There were no purchases of shares of our common stock by the Company during the nine months ended September 30, 2010.

14.                        FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the nine months ended September 30, 2010 and 2009:

	For the nine months ended
Per Share Data:	September 30, 2010	September 30, 2009
Net asset value, beginning of period(1)	$11.44	$11.27

Issuance of common stock	1.15	(0.28)

Effect of antidilution	(0.27)	(0.04)

Net investment income for period(2)	0.90	0.96

Gain on the acquisition of Allied Capital Corporation	1.16	—

Net realized and unrealized gains for period(2)	1.10	0.38

Net increase in stockholders’ equity resulting from operations	3.16	1.34

Distributions from net investment income	(1.05)	(1.00)

Distributions from net realized capital gains on securities	—	(0.13)

Total distributions to stockholders	(1.05)	(1.13)

Net asset value at end of period(1)	$14.43	$11.16

Per share market value at end of period	$15.65	$11.02
Total return based on market value(3)	34.14%	91.94%
Total return based on net asset value(4)	24.10%	12.02%
Shares outstanding at end of period	192,566,434	109,592,728
Ratio/Supplemental Data:
Net assets at end of period	$2,778,476	$1,222,591
Ratio of operating expenses to average net assets(5)(6)	10.51%	9.72%
Ratio of net investment income to average net assets(5)(7)	9.24%	11.49%
Portfolio turnover rate(5)	48%	15%

(1) The net assets used equals the total stockholders’ equity on the consolidated balance sheets.

(2) Weighted average basic per share data.

(3) For the nine months ended September 30, 2010, the total return based on market value equals the increase of the ending market value at September 30, 2010 of $15.65 per share over the ending market value at December 31, 2009 of $12.45 per share, plus the declared dividend of $1.05 per share for the nine months ended September 30, 2010, divided by the market value at December 31, 2009. For the nine months ended September 30, 2009, the total return based on market value equals the decrease of the ending market value at September 30, 2009 of $11.02 per share over the ending market value at December 31, 2008 of $6.33 per share, plus the declared dividend of $1.12 per share for the nine months ended September 30, 2009, divided by the market value at December 31, 2008. Total return based on market value is not annualized. The Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4) For the nine months ended September 30, 2010, the total return based on net asset value equals the change in net asset value during the period plus the declared dividends of $1.05 per share for the nine months ended September 30, 2010, divided by the beginning net asset value at January 1, 2010. For the nine months ended September 30, 2009, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $1.12 per share for the nine months ended September 30, 2009, divided by the beginning net asset value at January 1, 2009. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan and the issuance of common stock in connection with any equity offerings. Total return based on net asset value is not annualized. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5) The ratios reflect an annualized amount.

(6) For the nine months ended September 30, 2010, the ratio of operating expenses to average net assets consisted of 2.16% of base management fees, 2.48% of incentive management fees, 3.30% of the cost of borrowing and other operating expenses of 2.57%. For the nine months ended September 30, 2009, the ratio of operating expenses to average net assets consisted of 2.72% of base management fees, 2.87% of incentive management fees, 2.25% of the cost of borrowing and other operating expenses of 1.88%. These ratios reflect annualized amounts.

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

The following unaudited pro forma condensed combined financial information does not purport to be indicative of actual financial position or results of our operations had the Allied Acquisition actually been consummated at the beginning of each period presented.  Certain one-time charges have been eliminated. For the three and nine months ended September 30, 2010, we recognized $1,438 and $17,761, respectively, in professional fees and other costs related to the Allied Acquisition. The pro forma adjustments reflecting the allocation of the purchase price of Allied Capital and the gain of $195,876 recognized on the Allied Acquisition have been eliminated from all periods presented.  The pro forma condensed combined financial information does not reflect the potential impact of possible synergies and does not reflect any impact of additional accretion which would have been recognized on the transaction, except for that which was recorded after the transaction was consummated on April 1, 2010.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Total investment income	$138,126	$145,511	$380,318	$355,820
Net investment income	$72,670	$50,359	$173,653	$155,479
Net increase in stockholders’ equity resulting from operations	$129,827	$33,433	$326,994	$(259,362)
Net increase in stockholders’ equity resulting from operations per share	$0.68	$0.21	$1.73	$(1.65)

Prior to the completion of the Allied Acquisition, but subsequent to October 26, 2009, the date we entered into a definitive agreement to acquire Allied Capital, we purchased $340 million of assets from Allied Capital in arm’s length transactions.  Additionally, during the same period of time, IHAM purchased $69 million of assets from Allied Capital, also in arm’s length transactions.

16.                        LITIGATION

On July 29, 2010, the court in In re Allied Capital Corporation Shareholder Litigation, Case No. 322639V (Circuit Court for Montgomery County, Maryland) (the “Maryland action”) issued an order approving the settlement and dismissing all claims against Allied Capital, the Company and the other defendants in the Maryland action.  On August 3, 2010, the court in Ryan v. Walton, et al., Case No. 1:10-CV-000145-RMC (United States District Court for the District of Columbia) (the “D.C. Federal Court action”) dismissed the D.C. Federal Court action.  On August 10, 2010, Sandler v. Walton, et al., Case No. 2009 CA 008123 B (Superior Court for the District of Columbia), which was consolidated with Wienecki v. Allied Capital Corporation, et al., Case No. 2009 CA 008541 B (Superior Court for the District of Columbia), was dismissed.  All of these actions had been filed by stockholders of Allied Capital challenging the Allied Acquisition and were dismissed in connection with settlements among the plaintiffs, Allied Capital and the Company.  The settlements are not, and should not be construed as, an admission of wrongdoing or liability by any defendant.  The parties considered it desirable that the actions be settled to avoid the expense, risk, inconvenience and distraction of continued litigation and to fully resolve the settled claims.

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

17.                        SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the nine months ended September 30, 2010, except as disclosed below.

On October 21, 2010, we issued $200 million of senior unsecured notes that mature on October 15, 2040 (the “2040 Notes”) and may be redeemed in whole or in part at our option at any time on or after October 15, 2015 at a par redemption price of $25 per security plus accrued and unpaid interest.  The principal amount of the 2040 Notes will be payable at maturity. Ares Capital used the net proceeds of this offering to repay outstanding indebtedness under the Revolving Credit Facility. The 2040 Notes bear interest at a rate of 7.75% per year payable quarterly commencing on January 15, 2011.  Total proceeds from the issuance of the 2040 Notes, net of underwriters’ discount and offering costs, were approximately $193 million.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this quarterly report. In addition, some of the statements in this report constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Capital Corporation (the “Company,” “ARCC,” “Ares Capital,” “we,” “us” or “our”). The forward-looking statements contained in this report involve risks and uncertainties, including statements as to:

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

To a lesser extent, we also make equity investments, which have generally been non-control equity investments of less than $20 million (usually in conjunction with a concurrent loan investment). However, we may increase the size or nature of these investments. Also, as a result of the Allied Acquisition, Allied Capital’s equity investments, including equity investments larger than those we have traditionally made and equity investments pursuant to which Allied Capital controlled a particular portfolio company, became part of our portfolio. We intend to actively seek opportunities over time to dispose of certain of these investments and rotate them into higher-yielding first and second lien senior loans and mezzanine debt investments. However, there can be no assurance that this strategy will be successful.

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

Allied Acquisition

On April 1, 2010, we consummated the Allied Acquisition in an all stock merger whereby each existing share of common stock of Allied Capital was exchanged for 0.325 shares of our common stock.  The Allied Acquisition was valued at approximately $908 million as of April 1, 2010.  In connection therewith, we issued approximately 58.5 million shares of our common stock to Allied Capital’s then-existing stockholders, thereby resulting in our then-existing stockholders owning approximately 69% of the combined company and the then-existing Allied Capital stockholders owning approximately 31% of the combined company. Accordingly, although information presented herein as of and for the three and nine months ended September 30, 2010 does include the results of operations and financial condition of the combined company, information presented herein as of and for the three and nine months ended September 30, 2009 relates solely to Ares Capital, as it existed before the Allied Acquisition.

PORTFOLIO AND INVESTMENT ACTIVITY

(in millions, except number of new investment commitments, terms and percentages)

	Three months ended
	September 30, 2010	September 30, 2009
New investment commitments (1):
New portfolio companies	$39.5	$—
Existing portfolio companies	472.3	54.5
Total new investment commitments	511.8	54.5
Less:
Investment commitments exited	230.7	85.4
Net investment commitments	$281.1	$(30.9)
Principal amount of investments purchased:
Senior term debt	$236.0	$49.4
Senior subordinated debt	40.4	—
Subordinated Notes of Senior Secured Loan Program	209.9	—
Equity and other	23.0	16.4
Total	$509.3	$65.8
Principal amount of investments sold or repaid excluding investments acquired as part of the Allied Acquisition:
Senior term debt	$74.7	$43.4
Senior subordinated debt	56.5	43.5
Equity and other	0.1	18.9
Total	$131.3	$105.8
Principal amount of investments acquired as a part of the Allied Acquisition sold or repaid:
Senior term debt	$90.5	$—
Senior subordinated debt	5.0	—
Collateralized loan obligations	2.5	—
Equity and other	1.4	—
Total	$99.4	$—
Number of new investment commitments (2)	19	7
Average new investment commitments amount	$26.9	$7.8
Weighted average term for new investment commitments (in months)	57	47
Percentage of new investment commitments at floating rates	44%	37%
Percentage of new investment commitments at fixed rates	51%	34%
Weighted average yield of debt and income producing securities at fair value funded during the period (3)	13.01%	10.27%
Weighted average yield of debt and income producing securities at amortized cost funded during the period (3)	13.07%	11.66%
Weighted average yield of debt and income producing securities at fair value sold or repaid during the period (3)(4)	13.23%	12.67%
Weighted average yield of debt and income producing securities at amortized cost sold or repaid during the period (3)(4)	13.24%	11.49%
Weighted average yield of debt and income producing securities acquired as a part of the Allied Acquisition at fair value sold or repaid during the period (3)	13.31%	—%
Weighted average yield of debt and income producing securities acquired as a part of the Allied Acquisition at amortized cost sold or repaid during the period (3)	13.18%	—%

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

Each investment acquired in the Allied Acquisition was initially assessed a grade of 3 (i.e., the grade we generally assign a portfolio company at acquisition) on April 1, 2010, the date of initial acquisition, reflecting the relative risk to our initial cost basis of such investments.  Ares Capital grades the investments in its portfolio each quarter and it is possible that the grade of certain of these portfolio investments may be reduced or increased over time.

Set forth below is the distribution of our portfolio companies as of September 30, 2010 and December 31, 2009 (dollar amounts in thousands).

	September 30, 2010		December 31, 2009
	Fair Value	Number of Companies	Fair Value	Number of Companies
Grade 1	$15,770	10	$7,170	8
Grade 2	90,290	7	154,509	9
Grade 3	3,767,699	158	1,796,641	70
Grade 4	276,031	9	213,494	8
	$4,149,790	184	$2,171,814	95

As of September 30, 2010, the weighted average grade of the investments in our portfolio (excluding investments acquired in connection with the Allied Acquisition), the investments in our portfolio acquired in connection with the Allied Acquisition and the investments in our portfolio as a whole were each 3.0.   The weighted average grade of the investments in our portfolio as of December 31, 2009 was 3.0.

As of September 30, 2010:

•                  2.2% of our investments (excluding investments acquired in connection with the Allied Acquisition) at amortized cost (0.2% at fair value) were on non-accrual status;

•                  5.3% of our investments acquired in connection with the Allied Acquisition at amortized cost (5.0% at fair value) were on non-accrual status; and

•                  7.5% of the investments in our portfolio as a whole at amortized cost (or 5.2% at fair value) were on non-accrual status.

As of December 31, 2009, 2.5% of our investments at amortized cost (or 0.5% at fair value) were on non-accrual status.

The weighted average yields of the following portions of our portfolio as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Debt and income producing securities	12.90%	13.10%	12.67%	12.08%
Debt and income producing securities for investments acquired as part of the Allied Acquisition	13.68%	14.35%	—%	—%
Total portfolio	10.17%	10.11%	11.19%	10.23%
Senior term debt	9.95%	9.67%	11.42%	10.62%
Senior subordinated debt	13.19%	12.76%	13.74%	12.47%
Subordinated Notes of Senior Secured Loan Program	15.96%	16.96%	17.00%	17.00%
Income producing equity securities	16.47%	19.04%	9.61%	10.52%
First lien senior term debt	9.29%	9.32%	10.67%	10.38%
Second lien senior term debt	13.04%	11.06%	12.92%	11.06%

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2010 and 2009

Operating results for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Total investment income	$138,126	$60,881	$326,226	$176,008
Total expenses	67,070	27,521	173,400	80,391
Net investment income before income taxes	71,056	33,360	152, 826	95,617
Income tax expense (benefit), including excise tax	(164)	454	360	563
Net investment income	71,220	32,906	152,466	95,054
Net realized gains (losses)	(350)	(1,656)	6,693	22,311
Net unrealized gains (losses)	57,507	32,026	179,911	15,698
Gain from acquisition of Allied Capital	—	—	195,876	—
Net increase in stockholders’ equity resulting from operations	$128,377	$63,276	$534,946	$133,063

Net income can vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and unrealized appreciation and depreciation.  As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

For the three months ended September 30, 2010, total investment income increased $77.2 million, or 127%, to $138.1 million from $60.9 million for the comparable period in 2009.  For the three months ended September 30, 2010, total investment income primarily consisted of $107.8 million in interest income from investments, $20.6 million in capital structuring service fees, $4.4 million in management fees and $3.9 million in dividend income. Interest income from investments increased $50.9 million, or 90%, to $107.8 million for the three months ended September 30, 2010 from $56.9 million for the comparable period in 2009.  The increase in interest income from investments was primarily due to the increase in investments as the average investments at fair value increased from $2.0 billion for the three months ended September 30, 2009 to $4.0 billion for the three months ended September 30, 2010, which was largely due to the investments acquired as part of the Allied Acquisition. Interest income from investments acquired as part of the Allied Acquisition was approximately $46.6 million for the three months ended September 30, 2010.   Capital structuring service fees earned for the three months ended September 30, 2010 were $20.6 million as compared to no capital structuring service fees earned for the three months ended September 30, 2009. The increase in capital structuring service fees was primarily due to the increase in new investment commitments for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Capital structuring fees for the three months ended September 30, 2010 includes sourcing fees related to the Senior Secured Loan Program of $12.5 million. Management fees increased $4.3 million, or 4,757%, to $4.4 million for the three months ended September 30, 2010 from $0.1 million for the comparable period in 2009.  The increase in management fees was primarily related to $2.5 million in management fees earned from the investments and management contracts acquired as part of the Allied Acquisition as well as $1.8 million in management fees earned related to the Senior Secured Loan Program.

For the nine months ended September 30, 2010, total investment income increased $150.2 million, or 85%, to $326.2 million from $176.0 million for the comparable period in 2009.  For the nine months ended September 30, 2010, total investment income primarily consisted of $273.4 million in interest income from investments, $30.4 million in capital structuring service fees, $10.0 million in management fees and $7.8 million in dividend income. Interest income from investments increased $110.2 million, or 68%, to $273.4 million for the nine months ended September 30, 2010 from $163.2 million for the comparable period in 2009.  The increase in interest income from investments was primarily due to the increase in investments as the average investments at fair value increased from $2.0 billion for the nine months ended September 30, 2009 to $3.2 billion for the nine months ended September 30, 2010, which was largely due to the investments acquired as part of the Allied Acquisition.  Interest income from investments acquired as part of the Allied Acquisition were approximately $90.2 million for the nine months ended September 30, 2010.  Capital structuring service fees increased $28.6 million, or 1,546%, to $30.4 million for the nine months ended September 30, 2010 from $1.8 million for the comparable period in 2009. The increase in capital structuring service fees was primarily due to the increase in new investment commitments for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. Capital structuring fees for the nine months ended September 30, 2010 includes sourcing fees related to the Senior Secured Loan Program of $15.1 million. Management fees increased $7.4 million, or 273%, to $10.1 million for the nine months ended September 30, 2010 from $2.7 million for the comparable period in 2009.  The increase in management fees was primarily related to $5.4 million in management fees earned from the investments and management contracts acquired as part of the Allied Acquisition as well as $3.7 million in management fees earned from the Senior Secured Loan Program.

Operating Expenses

For the three months ended September 30, 2010, total expenses increased $39.6 million, or 144%, to $67.1 million from $27.5 million for the comparable period in 2009. Interest expense and credit facility fees increased $17.0 million, or 298%, to $22.8 million for the three months ended September 30, 2010 from $5.7 million for the comparable period in 2009, primarily due to the additional interest expense incurred for the three months ended September 30, 2010 on Allied Capital’s publicly issued unsecured notes assumed in the Allied Acquisition (the “Unsecured Notes”) of $14.8 million.  Base and incentive management fees increased $17.5 million, or 111%, to $33.2 million from $15.7 million in total for the comparable period in 2009, primarily due to the increase in investments and the related interest income on those investments as a result of the Allied Acquisition, partially offset by an increase in interest expense related to the assumption of the Unsecured Notes in the Allied Acquisition.

For the nine months ended September 30, 2010, total expenses increased $93.0 million, or 116%, to $173.4 million from $80.4 million for the comparable period in 2009. Interest expense and credit facility fees increased $35.8 million, or 193%, to $54.5 million for the nine months ended September 30, 2010 from $18.6 million for the comparable period in 2009, primarily due to the additional interest expense incurred for the nine months ended September 30, 2010 on the Unsecured Notes assumed in the Allied Acquisition of $29.8 million.    For the nine months ended September 30, 2010, professional fees and other costs related to the Allied Acquisition increased $15.8 million, or 794%, to $17.8 million from $2.0 million for the comparable period in 2009.  Base and incentive management fees increased $30.2 million, or 66%, to $76.5 million from $46.3 million in total for the comparable period in 2009, primarily due to the increase in investments and the related interest income on those investments as a result of the Allied Acquisition.

Income Tax Expense, Including Excise Tax

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must, among other things, timely distribute to its stockholders generally at least 90% of its investment company taxable income, as defined by the Code, for each year. Among other things, the Company has, in order to maintain its RIC status, made and intends to continue to make the requisite distributions to its stockholders which will generally relieve the Company from U.S. Federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended September 30, 2010, the Company recorded no amounts for U.S. Federal excise tax.  For the three months ended September 30, 2009, the Company recorded no amounts for U.S. Federal excise tax.  For the nine months ended September 30, 2009, the Company recognized a $0.1 million benefit for U.S. Federal excise tax.

Certain of our subsidiaries are subject to U.S. Federal and state income taxes. For the three and nine months ended September 30, 2010, we recorded a tax (benefit)/expense of $(0.2) million and $0.4 million, respectively, for these subsidiaries, and for the three and nine months ended September 30, 2009, we recorded tax provisions of approximately $0.5 million and $0.6 million, respectively, for these subsidiaries.

Net Unrealized Gains/Losses

For the three months ended September 30, 2010, the Company had net unrealized gains of $57.5 million, which were primarily comprised of $115.6 million in unrealized appreciation, $59.4 million in unrealized depreciation and $1.3 million related to the reversal of prior period net unrealized depreciation. Of the total net unrealized gains for the three months ended September 30, 2010, $19.1 million were related to investments acquired as part of the Allied Acquisition, which were primarily comprised of $59.3 million in unrealized appreciation, $41.5 million in unrealized depreciation, and $1.3 million related to the reversal of prior period net unrealized depreciation.  The most significant changes in net unrealized appreciation and depreciation for the total portfolio (excluding the reversal of prior period net unrealized appreciation) during the three months ended September 30, 2010 were as follows (in millions):

For the three months ended September 30, 2010
Portfolio Company	Net Unrealized Appreciation (Depreciation)
Senior Secured Loan Fund LLC (1)	$12.8
Air Medical Group Holdings LLC	10.3
Stag-Parkway, Inc.	9.6
Hot Stuff Foods, LLC	6.0
DSI Renal, Inc.	5.2
Reflexite Corporation	4.5
Ivy Hill Asset Management, L.P. (1)	4.0
American Broadband Holding Company	4.0
Crescent Equity Corporation	3.6
Things Remembered, Inc.	3.2
National Print Group, Inc.	3.1
Bumble Bee Foods, LLC	2.7
Canon Communications LLC	2.4
InSight Pharmaceuticals Corporation	2.4
CT Technologies Intermediate Holdings	2.3
Callidus Debt Partners Equity Interest, Ltd.	2.1
S.B. Restaurant Company	1.9
Vistar Corporation	1.8
Thermal Solutions LLC	1.8
Callidus Debt Partners CDO Fund VI, Ltd.	1.7
Industrial Container Services, LLC	1.5
Community Educations Centers, Inc.	1.5
Network Hardware Resale LLC	1.5
Bushnell, Inc.	1.5
PENN Detroit Diesel Allison LLC	1.4
Dryden XVIII Leveraged Loan 2007 Limited	1.4
Cleveland East Equity LLC	1.2
Callidus Debt Partners CDO Fund III, Ltd.	(1.0)
Prommis Solutions, LLC	(1.2)
Callidus Debt Partners CDO Fund I, Ltd.	(1.3)
Promo Works, LLC	(1.5)
Huddle House, Inc.	(1.8)
Pillar Holdings LLC	(2.1)
ADF Restaurant Group, LLC	(2.3)
Making Memories Wholesale, Inc.	(2.3)
Aquila Binks Forest Development,LLC	(2.4)
Ciena Capital LLC	(3.3)
Crescent Hotels & Resorts, LLC	(3.8)
Campus Management Corp.	(4.2)
Reed Group, Ltd.	(5.2)
Benefit Mall Holdings, Inc.	(8.0)
Coverall North America, Inc.	(8.7)
Other	9.9
Total	$56.2

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

For the nine months ended September 30, 2010, the Company had net unrealized gains of $179.9 million, which was primarily comprised of $298.6 million in unrealized appreciation, $119.2 million in unrealized depreciation and $0.5 million related to the reversal of prior period net unrealized depreciation. Of the total net unrealized gains for the nine months ended September 30, 2010, $65.4 million was related to investments acquired as part of the Allied Acquisition, which was primarily comprised of $132.4 million in unrealized appreciation, $68.3 million in unrealized depreciation, and $1.3 million related to the reversal of prior period net unrealized depreciation.  The most significant changes in net unrealized appreciation and depreciation for the total (excluding the reversal of prior period net unrealized depreciation) during the nine months ended September 30, 2010 were as follows (in millions):

For the nine months ended September 30, 2010
Portfolio Company	Net Unrealized Appreciation (Depreciation)
Senior Secured Loan Fund LLC (1)	$25.0
R3 Education, Inc.	15.7
Air Medical Group Holdings LLC	15.1
Stag-Parkway, Inc.	14.1
Ivy Hill Asset Management, L.P. (1)	12.5
DSI Renal, Inc.	11.6
Things Remembered, Inc.	10.1
S.B. Restaurant Company	7.1
Hot Stuff Foods, LLC	6.8
Callidus Debt Partners CDO Fund VI, Ltd.	6.4
Component Hardware Group, Inc.	5.5
Woodstream Corporation	5.4

American Broadband Holding Company	4.9
Industrial Container Services, LLC	4.9
Canon Communications LLC	4.8
Callidus Debt Partners CDO Fund VII, Ltd.	4.7
Callidus MAPS CLO Fund II, LLC	4.7
Reflexite Corporation	4.5
Bumble Bee Foods, LLC	4.4
Callidus MAPS CLO Fund I, Ltd.	4.1
Tradesmen International, Inc.	4.0
Vantage Oncology, Inc	3.7
Vistar Corporation	3.7
Instituto de Banca y Comercio, Inc.	3.7
Dryden XVIII Leveraged Loan 2007 Limited	3.6
Crescent Equity Corporation	3.6
Network Hardware Resale LLC	3.4
National Print Group, Inc.	3.2
OTG Management, Inc.	3.1
Callidus Debt Partners Equity Interest, Ltd.	3.1
CT Technologies Intermediate Holdings, Inc.	3.0
Callidus Debt Partners CDO Fund IV, Ltd.	2.9
Waste Pro USA, Inc.	2.7
Callidus Debt Partners CDO Fund V, Ltd.	2.4
NPH, Inc	2.3
ALD TBB/WIN Equity, LLC	2.3
Promo Works, LLC	2.3
eInstruction Corporation	2.2
Web Services Company, LLC	2.2
Community Education Centers, Inc.	2.1
Callidus Debt Partners CDO Fund III	2.1
Carador, PLC	2.1
Planet Organic Health Corp.	1.9
Growing Family, Inc.	1.7
Thermal Solutions LLC	1.5
Financial Pacific Company	1.5
PODS Funding Corp.	1.4
The Kenan Advantage Group, Inc.	1.4
Vistar Corporation	1.3
MVL Group, Inc.	1.2
Bushnell, Inc.	1.2
PRA International, Inc.	1.1
STS Operating, Inc.	1.0
Pangaea CLO 2007-1 Ltd.	(1.2)
Callidus Debt Partners CDO Fund I, Ltd.	(1.4)
PENN Detroit Diesel Allison LLC	(1.5)
Distant Lands Trading Co.	(1.7)
Tranzact Holdings LLC	(1.8)
Border Foods, Inc.	(2.4)
Making Memories Wholesale, Inc.	(2.6)
The Step2 Company, LLC	(2.8)
Trivergance Capital Partners, LP	(2.9)
CNA Holding Corporation	(3.0)
Huddle House, Inc.	(3.4)
Knightsbridge CLO 2007-1 Ltd.	(3.6)
Knightsbridge CLO 2008-1 Ltd.	(3.7)

Eagle AC Holdings, Inc.	(3.8)
Coverall North America, Inc.	(4.3)
ADF Restaurant Group	(4.4)
Reed Group, Ltd.	(5.1)
Ciena Capital LLC	(5.1)
Aquila Binks Forest Development, LLC	(5.2)
MPBP Holdings, Inc.	(5.2)
Crescent Hotels & Resorts, LLC	(6.2)
FirstLight Financial Corporation	(7.4)
Other	6.9
Total	$179.4

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

Net Realized Gains/Losses

During the three months ended September 30, 2010, the Company had $231.8 million of sales and repayments resulting in $1.2 million of net realized gains. Net realized gains on investments were comprised of $3.6 million of gross realized gains and $2.4 million of gross realized losses. Of the $1.2 million of net realized gains, approximately $1.0 million were from investments acquired as part of the Allied Acquisition.  The most significant realized gains and losses on investments for the three months ended September 30, 2010 were as follows (in millions):

For the three months ended September 30, 2010
Portfolio Company	Realized Gain (Loss)
Component Hardware Group, Inc.	$1.9
Promo Works, LLC	1.4
Distant Lands Trading Co.	(1.8)
Other	(0.3)
Total	$1.2

During the three months ended September 30, 2009, the Company had $104.4 million of sales and repayments resulting in $1.7 million of net realized losses. These sales and repayments included $5.0 million of loans sold to the Ivy Hill’s managed funds, the two middle market credit funds managed by our affiliate, IHAM (see Note 10 to the consolidated financial statements for more detail on IHAM and its managed funds). Net realized losses on investments were comprised of $12.8 million of gross realized gains and $14.5 of gross realized losses. The most significant realized gains and losses on investments for the three months ended September 30, 2009 were as follows (in millions):

For the three months ended September 30, 2009
Portfolio Company	Realized Gain (Loss)
WastePro USA, Inc.	$12.3
Making Memories Wholesale, Inc.	(14.2)
Other	0.2
Total	$(1.7)

During the nine months ended September 30, 2010, the Company recognized a gain on the acquisition of Allied Capital of $195.9 million.  Additionally, during the nine months ended September 30, 2010, the Company had $1.2 billion of sales and repayments resulting in $8.7 million of net realized gains. These sales and repayments included $94.5 million of loans sold to Ivy Hill Middle Market Credit Fund, Ltd. (“Ivy Hill I”) and Ivy Hill Middle Market Credit Fund II, Ltd. (“Ivy Hill II”), two middle market credit funds managed by our portfolio company, IHAM (see Note 10 to the consolidated financial statements for more detail on IHAM and its managed funds). Net realized gains on investments were comprised of $26.2 million of gross realized gains and $17.5 million of gross realized losses. The most significant realized gains and losses on investments for the nine months ended September 30, 2010 were as follows (in millions):

For the nine months ended September 30, 2010
Portfolio Company	Realized Gain (Loss)
DSI Renal, Inc.	$3.9
Instituto de Banca y Comercio, Inc.	3.6
Best Brands Corp.	2.4
Component Hardware Group, Inc.	1.9
The Kenan Advantage Group, Inc.	1.8
Capella Healthcare, Inc.	1.6
Promo Works, LLC	1.4
Daily Candy, Inc.	1.3
Magnacare Holdings, Inc.	1.2
Wyle Laboratories, Inc.	1.2
Savers, Inc.	1.0
Arrow Group Industries	(1.2)
Distant Lands Trading Co.	(1.8)
Planet Organic Health Corp.	(1.8)
3091779 Nova Scotia, Inc.	(3.2)
Growing Family, Inc.	(7.6)
Other	3.0
Total	$8.7

During the nine months ended September 30, 2009, the Company repurchased $34.8 million of the CLO Notes (as defined below) resulting in a $26.5 million realized gain on the extinguishment of debt. The Company also had $267.4 million of sales and repayments resulting in $4.2 million of net realized losses. These sales and repayments included $45.5 million of loans sold to the Ivy Hill’s managed funds. Net realized losses on investments were comprised of $13.0 million of gross realized gains and $17.2 of gross realized losses. The most significant realized gains and losses on investments for the nine months ended September 30, 2009 were as follows (in millions):

Portfolio Company	Realized Gain (Loss)
WastePro USA, Inc.	$12.3
Capella Healthcare, Inc.	(1.0)
Instituto de Banca y Commercio, Inc.	(1.2)
Making Memories Wholesale, Inc.	(14.2)
Other	(0.1)
Total	$(4.2)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Since the Company’s inception, the Company’s liquidity and capital resources have been generated primarily from the net proceeds of public offerings of common stock, the Debt Securitization and advances from the combined CP Funding Facility (and its predecessors) and Revolving Credit Facility, each as defined below (together, the “Facilities”), as well as cash flows from operations. As part of the Allied Acquisition, the Company assumed all outstanding debt obligations of Allied Capital, including the Unsecured Notes, which consist of 6.625% Notes due on July 15, 2011 (the “2011 Notes”), 6.000% Notes due on April 1, 2012 (the “2012 Notes”) and 6.875% Notes due on April 15, 2047 (the “2047 Notes”).

As of September 30, 2010, the Company had $134 million in cash and cash equivalents and $1.5 billion in total indebtedness outstanding at carrying value ($1.6 billion at principal amount). Subject to leverage and borrowing base restrictions, the Company had approximately $495 million available for additional borrowings under the Facilities and Debt Securitization as of September 30, 2010.

Equity Offerings

The following table summarizes the total shares of common stock issued and proceeds we received in underwritten public offerings of our common stock net of underwriter, dealer-manager and offering costs for the nine months ended September 30, 2010 and 2009 (dollar amounts in millions, except per share data):

	Shares issued	Offering price per share	Proceeds net of underwriting and offering costs
February 2010 public offering	22,957,993	$12.75	$277.0
Total for the nine months ended September 30, 2010	22,957,993		$277.0

August 2009 public offering	12,439,908	$9.25	$109.1
Total for the nine months ended September 30, 2009	12,439,908		$109.1

In addition, in connection with the closing of the Allied Acquisition, on April 1, 2010, we issued 58,492,537 shares of common stock valued at approximately $872.7 million.

Part of the proceeds from the February 2010 and August 2009 public offerings were used to repay outstanding indebtedness.  The remaining unused portions of the proceeds from these public offerings were used to fund investments in portfolio companies in accordance with our investment objective and strategies and market conditions.

As of September 30, 2010, total equity market capitalization for the Company was $3.0 billion compared to $1.4 billion as of December 31, 2009.

Debt Capital Activities

Our debt obligations as of September 30, 2010 and December 31, 2009 consisted of the following (in millions):

	September 30, 2010			December 31, 2009
	Carrying Value(1)		Total Available(2)	Carrying Value	Total Available(1)

CP Funding Facility	$283.4		$400.0	$221.6	$221.6
Revolving Credit Facility	431.0		810.0	474.1	525.0
CP Funding II Facility(3)	—		—	—	200.0
Debt Securitization	177.2		200.1	273.8	275.0
2011 Notes (principal amount outstanding of $300.6)	294.3	(4)	300.6	—	—
2012 Notes (principal amount outstanding of $161.2)	157.5	(4)	161.2	—	—
2047 Notes (principal amount outstanding of $230.0)	180.8	(4)	230.0	—	—
	$1,524.2		$2,101.9	$969.5	$1,221.6

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

The weighted average interest rate and weighted average maturity, both on principal value, of all our outstanding borrowings as of September 30, 2010 were 4.63% and 8 years, respectively. The weighted average interest rate and weighted average maturity of all our outstanding borrowings as of December 31, 2009 were 2.05% and 3.8 years, respectively.

The ratio of total principal debt outstanding to stockholders’ equity as of September 30, 2010 was 0.57:1.00 compared to 0.77:1.00 as of December 31, 2009. The ratio of total carrying value of debt to stockholders’ equity as of September 30, 2010 was 0.55:1.00 compared to 0.77:1.00 as of December 31, 2009.

As required by the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of September 30, 2010, our asset coverage for borrowed amounts was 282%.

CP Funding Facilities

In October 2004, we formed Ares Capital CP Funding LLC (“Ares Capital CP”), a wholly owned subsidiary of the Company, through which we established a revolving facility (as amended, the “CP Funding Facility”) that, as amended, allowed Ares Capital CP to issue up to $350 million of variable funding certificates.  On May 7, 2009, the Company and Ares Capital CP entered into an amendment that, among other things, converted the CP Funding Facility from a revolving facility to an amortizing facility, extended the maturity from July 21, 2009 to May 7, 2012 and reduced the availability from $350 million to $225 million.

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

On January 22, 2010, we combined the CP Funding Facility with the CP Funding II Facility into a single $400 million revolving securitized facility (the “combined CP Funding Facility”). In connection with the combination, we terminated the CP Funding II Facility and entered into an Amended and Restated Purchase and Sale Agreement with Ares Capital CP Funding Holdings LLC, our wholly owned subsidiary (“CP Holdings”), pursuant to which we may sell to CP Holdings certain loans that we have originated or acquired, or will originate or acquire (the “Loans”) from time to time, which CP Holdings will subsequently sell to Ares Capital CP, which is a wholly owned subsidiary of CP Holdings. The combined CP Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The combined CP Funding Facility, among other things, extends the maturity date of the facility to January 22, 2013 (with two one-year extension options, subject to mutual consent). Prior to January 22, 2010, the interest rate charged on the CP Funding Facility was the commercial paper rate plus 3.50%.  After January 22, 2010, subject to certain exceptions, the interest charged on the combined CP Funding Facility is based on LIBOR plus an applicable spread of between 2.25% and 3.75% or on a “base rate” (which is the higher of a prime rate, or the federal funds rate plus 0.50%) plus an applicable spread of between 1.25% to 2.75%, in each case, based on a pricing grid depending upon our credit rating. Additionally, we are required to pay a commitment fee of between 0.50% and 2.00% depending on the usage level on any unused portion of the combined CP Funding Facility. As of September 30, 2010, the effective LIBOR spread under the CP Funding Facility was 2.75%.

As of September 30, 2010, the principal amount outstanding under the combined CP Funding Facility was $283.4 million and the Company continues to be in material compliance with all of the limitations and requirements of the CP Funding Facility. See Note 7 to our consolidated financial statements for more detail on the combined CP Funding Facility.

Revolving Credit Facility

In December 2005, we entered into a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), under which, as amended, the lenders agreed to extend credit to the Company.  On January 22, 2010, we entered into an agreement to amend and restate the Revolving Credit Facility. The amendment and restatement of the Revolving Credit Facility, among other things, increased the size of the facility from $525 million to $690 million (comprised of $615 million in commitments on a stand-alone basis and an additional $75 million in commitments contingent upon the closing of the Allied Acquisition), extended the maturity date from December 28, 2010 to January 22, 2013 and modified pricing.  The Revolving Credit Facility also includes an “accordion” feature that allows, under certain circumstances, to increase the size of the facility to a maximum of $1.05 billion.  During the three months ended September 30, 2010, we exercised this “accordion” feature and increased the size of the facility by $60 million to bring the total facility size to $810 million.  As of September 30, 2010, there was $431.0 million outstanding under the Revolving Credit Facility and the Company continues to be in material compliance with all of the limitations and requirements of the Revolving Credit Facility.

Prior to January 22, 2010, subject to certain exceptions, pricing on the Revolving Credit Facility was based on LIBOR plus 1.00% or on an “alternate base rate” (which was the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%). After January 22, 2010, subject to certain exceptions, pricing under the Revolving Credit Facility is based on LIBOR plus an applicable spread of between 2.50% and 4.00% or on the “alternate base rate” plus an applicable spread of between 1.50% and 3.00%, in each case, based on a pricing grid depending upon our credit rating.  As of September 30, 2010, the effective LIBOR spread under the Revolving Credit Facility was 3.00%. See Note 7 to our consolidated financial statements for more detail on the Revolving Credit Facility.

Debt Securitization

In July 2006, through ARCC Commercial Loan Trust 2006, a vehicle serviced by our wholly owned subsidiary, ARCC CLO 2006 LLC (“ARCC CLO”), we completed a $400 million debt securitization (the “Debt Securitization”) and issued approximately $314 million principal amount of asset-backed notes (including revolving notes in an aggregate amount of up to $50 million, $27.0 million of which were drawn down as of September 30, 2010) (the “CLO Notes”) to third parties that were secured by a pool of middle market loans that have been purchased or originated by the Company. The CLO Notes are included in the September 30, 2010 consolidated balance sheet. We retained approximately $86 million of aggregate principal amount of certain BBB and non-rated securities in the Debt Securitization. During the first quarter of 2009, we repurchased $34.8 million of additional CLO Notes, bringing our total holdings of CLO Notes to $120.8 million (the “Retained Notes”). During the nine months ended September 30, 2010, we repaid $96.6 million of the CLO Notes.

The CLO Notes mature on December 20, 2019 and have a blended pricing of LIBOR plus 0.35%. As of September 30, 2010, there was $177.2 million outstanding under the Debt Securitization (excluding the Retained Notes). See Note 7 to our consolidated financial statements for more detail on the Debt Securitization.

Publicly Issued Unsecured Notes Payable

As part of the Allied Acquisition, the Company assumed all outstanding debt obligations of Allied Capital, including the Unsecured Notes, which consist of the 2011 Notes, the 2012 Notes and the 2047 Notes.

Carrying Value (1)
2011 Notes (principal amount of $300.6)	$294.3
2012 Notes (principal amount of $161.2)	157.5
2047 Notes (principal amount of $230.0)	180.8
Total	$632.6

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

In addition, the Company may purchase the Unsecured Notes in the market to the extent permitted by the Investment Company Act.  During the three months ended September 30, 2010, the Company purchased $14.4 million of the 2011 Notes and $29.4 million of the 2012 Notes.  As a result of these transactions a realized loss of $1.6 million was recognized during the period. During the nine months ended September 30, 2010, the Company purchased $19.4 million of the 2011 Notes and $34.4 million of the 2012 Notes.  As a result of these transactions a realized loss of $2.0 million was recognized during the period.

See Recent Developments and Note 17 to our consolidated financial statements for more detail on the issuance of unsecured notes on October 21, 2010.

PORTFOLIO VALUATION

Investment transactions are recorded on the trade date. Realized gains or losses are computed using the specific identification method. Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of our investments) are valued at fair value as determined in good faith by our board of directors, based on the input of our management and audit committee and independent valuation firms that have been engaged at the direction of the board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period, and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter, and a minimum 50% of our valuations of portfolio at fair value are subject to review by an independent valuation firm each quarter.

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

•                  The audit committee of our board of directors reviews these valuations, as well as the input of independent third-party valuation firms with respect to the valuations of a minimum of 50% of our portfolio at fair value.

•                  The board of directors discusses valuations and determines the fair value of each investment in our portfolio without a readily available market quotation in good faith based on the input of our management and audit committee and independent third-party valuation firms.

Effective January 1, 2008, the Company adopted Accounting Standards Codification (“ASC”) 820-10 (previously Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”)), which expands the application of fair value accounting for investments (see Note 8 to the consolidated financial statements). Investments acquired as part of the Allied Acquisition were accounted for in accordance with ASC 805-10 (previously SFAS No. 141(R)), Business Combinations, which requires that all assets be recorded at fair value.  As a result, the initial amortized cost basis and fair value for the acquired investments were the same value at April 1, 2010 (see Note 15 to consolidated financial statements).

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2010 and December 31, 2009, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans to its portfolio companies (in millions):

	September 30, 2010	December 31, 2009
Total revolving and delayed draw commitments	$633.4	$136.8
Less: funded commitments	(382.6)	(37.2)
Total unfunded commitments	250.8	99.6
Less: commitments substantially at discretion of the Company	(63.4)	(4.0)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(16.1)	(16.2)
Total net adjusted unfunded commitments	$171.3	$79.4

Of the total net adjusted unfunded commitments as of September 30, 2010, $78.1 million are from commitments for investments acquired as part of the Allied Acquisition.  Also, of the total commitments as of September 30, 2010, $176.6 million extend beyond the maturity date for our Revolving Credit Facility. Included within the total commitments as of September 30, 2010 are commitments to issue up to $21.7 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of September 30, 2010, the Company had $18.7 million in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability on the balance sheet as they are considered in the valuation of the investments in the portfolio company.  Of these letters of credit, $0.3 million expire in December 2010, $0.8 million expire in January 2011, $8.2 million expire in February 2011, $2.0 million expire in March 2011, $2.3 million expire in September 2011, and $5.1 million expire in December 2011.

As of September 30, 2010 and December 31, 2009, the Company was a party to subscription agreements to fund equity investments in private equity investment partnerships as follows (in millions):

	September 30, 2010	December 31, 2009
Total private equity commitments	$567.6	$428.3
Total unfunded private equity commitments	$442.5	$415.4

Of the total unfunded private equity commitments as of September 30, 2010, $400.5 million are substantially at the discretion of the Company. Additionally, of the total unfunded private equity commitments as of September 30, 2010, $28.1 million are for investments acquired as part of the Allied Acquisition.

As of September 30, 2010, one of the Company’s portfolio companies, Ciena Capital LLC (“Ciena”), had one non-recourse securitization Small Business Administration (“SBA”) loan warehouse facility, which has reached its maturity date but remains outstanding. Ciena is working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. Allied Capital had previously issued a performance guaranty (which Ares Capital succeeded to as a result of the Allied Acquisition) whereby Ares Capital must indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse facility. As of September 30, 2010, there are no known issues or claims with respect to this performance guaranty.

See Notes 5 and 10 to the consolidated financial statements for more information on the Company’s commitment to the Senior Secured Loan Program.

RECENT DEVELOPMENTS

On October 21, 2010, we issued $200 million of senior unsecured notes that mature on October 15, 2040 (the “2040 Notes”) and may be redeemed in whole or in part at our option at any time on or after October 15, 2015 at a par redemption price of $25 per security plus accrued and unpaid interest.  The principal amount of the 2040 Notes will be payable at maturity. The 2040 Notes bear interest at a rate of 7.75% per year payable quarterly commencing on January 15, 2011.  Total proceeds from the issuance of the 2040 Notes, net of underwriters’ discount and offering costs, were approximately $193 million. Ares Capital used the net proceeds of this offering to repay outstanding indebtedness under the Revolving Credit Facility.

As of November 3, 2010, we had made new investment commitments of $128 million, all of which were funded, since September 30, 2010. Of these new investment commitments, 61% were in investments in subordinated notes of the Senior Secured Loan Program, 29% were in first lien senior secured debt, 2% were in second lien senior secured debt, and 8% were in equity securities. Of the $128 million of new investment commitments, 66% were fixed rate with a weighted average yield at amortized cost of 15.2% and 31% were floating rate with a weighted average spread at amortized cost of 6.2%.

As of November 3, 2010, we had exited $146 million of investments since September 30, 2010. Of these investments, 33% were in first lien senior secured debt, 37% were in senior subordinated debt, 17% were in second lien senior secured debt and 13% were in equity investments. Of the $146 million of investments, 30% were in fixed rate investments with a weighted average yield at amortized cost of 17.4%. Of the remaining investments, 54% were in floating rate investments with a weighted average spread at amortized cost of 6.7%, 3% were investments on non-accrual status and 13% were non-interest earning.  Also, of the $146 million of investments exited since September 30, 2010, $66 million were investments acquired as part of the Allied Acquisition including $4 million that were on non-accrual status. Additionally, we recognized net realized gains of approximately $19 million on the investments exited that were acquired as part of the Allied Acquisition.

In addition, as of November 3, 2010, we had an investment backlog and pipeline of $180 million and $310 million, respectively. We may syndicate a portion of these investments and commitments to third parties. The consummation of any of the investments in this backlog and pipeline depends upon, among other things: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. We cannot assure you that we will make any of these investments or that we will syndicate any portion of such investments and commitments.

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

As of September 30, 2010, approximately 53% of the investments at fair value in our portfolio were at fixed rates while approximately 26% were at variable rates, 16% were non-interest earning and 5% were on non-accrual status. Additionally, as of September 30, 2010, 18% of the investments at fair value or 69% of the investments at fair value with variable rates contain interest rate floors. The Debt Securitization, the CP Funding Facility and the Revolving Credit Facility all bear interest at variable rates while the Unsecured Notes bear interest at fixed rates.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

In October 2008, we entered into an interest rate swap agreement that ends on December 20, 2010, for a total notional amount of $75 million. Under the interest rate swap agreement, we will pay a fixed interest rate of 2.985% and receive a floating rate based on the prevailing three-month LIBOR.

While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

Based on our September 30, 2010 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure and reflecting the effect of our interest rate swap agreement described above and in Note 11 to the consolidated financial statements (in millions):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$20.5	$24.5	$(4.0)
Up 200 basis points	$11.7	$16.3	$(4.6)
Up 100 basis points	$4.5	$8.2	$(3.7)
Down 100 basis points	$(1.4)	$(5.0)	$3.6
Down 200 basis points	$(1.6)	$(5.0)	$3.4
Down 300 basis points	$(1.7)	$(5.0)	$3.3

Based on our December 31, 2009 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure and reflecting the effect of our interest rate swap agreement described above and in Note 11 to the consolidated financial statements (in millions):

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

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Part II, Item 1 “Legal Proceedings,” in our Form 10-Q for the quarter ended June 30, 2010 (the “Previous 10-Q”) for a complete description of certain proceedings previously reported by us, including those described below.  Only significant subsequent developments in such proceedings and new matters, if any, since the filing of the Previous 10-Q are described below.

On July 29, 2010, the court in In re Allied Capital Corporation Shareholder Litigation, Case No. 322639V (Circuit Court for Montgomery County, Maryland) (the “Maryland action”) issued an order approving the settlement and dismissing all claims against Allied Capital, the Company and the other defendants in the Maryland action.  On August 3, 2010, the court in Ryan v. Walton, et al., Case No. 1:10-CV-000145-RMC (United States District Court for the District of Columbia) (the “D.C. Federal Court action”) dismissed the D.C. Federal Court action.  On August 10, 2010, Sandler v. Walton, et al., Case No. 2009 CA 008123 B (Superior Court for the District of Columbia), which was consolidated with Wienecki v. Allied Capital Corporation, et al., Case No. 2009 CA 008541 B (Superior Court for the District of Columbia), was dismissed.  All of these actions had been filed by stockholders of Allied Capital challenging the Allied Acquisition and were dismissed in connection with settlements among the plaintiffs, Allied Capital and the Company.  The settlements are not, and should not be construed as, an admission of wrongdoing or liability by any defendant.  The parties considered it desirable that the actions be settled to avoid the expense, risk, inconvenience and distraction of continued litigation and to fully resolve the settled claims.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “10-K”), those set forth under the caption “Risk Factors” in our registration statement on Form N-2/A filed on October 5, 2010 (the “N-2/A”), and those set forth under the caption “Risk Factors” in our prospectus supplement on Form 497 filed on October 15, 2010 (the “497”), which could materially affect our business, financial condition and/or operating results. The risks described in the 10-K, the N-2/A and the 497 are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any securities during the period covered in this report that were not registered under the Securities Act of 1933.

We did not repurchase any shares issued during the period covered in this report.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

EXHIBIT INDEX

Number	Description
3.1	Articles of Amendment and Restatement, as amended(1)

3.2	Second Amended and Restated Bylaws, as amended(2)

4.1	Form of Stock Certificate(3)

10.1

Amendment No. 2 to the Senior Secured Revolving Credit Agreement, dated as of September 28, 2010, between the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (4)

31.1	Certification by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Incorporated by reference to Exhibit 1 to the Company’s Registration Statement under the Securities Act of 1933, as amended, on Form N-14 (File No. 333-163760), filed on December 16, 2009.

(2)	Incorporated by reference to Exhibit (3.2) to the Company’s Form 10Q (File No. 814-00663), for the quarter ended June 30, 2010, filed on August 5, 2010.

(3)

Incorporated by reference to Exhibit (d) to the Company’s pre-effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-114656), filed on September 28, 2004.

(4)

Incorporated by reference to Exhibit (k)(12) to the Company’s pre-effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-165585), filed on October 5, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES CAPITAL CORPORATION

Dated: November 4, 2010	By	/s/ Michael J. Arougheti
Michael J. Arougheti
President

Dated: November 4, 2010	By	/s/ Richard S. Davis
Richard S. Davis
Chief Financial Officer