Form 10-K
period 2010-12-31
ARES CAPITAL CORP
filed 2011-03-01
CIK 1287750

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 000-50697

ARES CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	33-1089684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
245 Park Avenue, 44th Floor, New York, New York 10167 (Address of principal executive offices) (Zip Code)
(212) 750-7300 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Global Select Market
7.75% Senior Notes due 2040	The New York Stock Exchange
6.875% Senior Notes due 2047	The New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2010, based on the closing price on that date of $12.53 on The NASDAQ Global Select Market, was approximately $2,407,856,738. As of February 25, 2011, there were 204,418,725 shares of the registrant's common stock outstanding.

         Portions of the registrant's Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

 PART I

Item 1.    Business

GENERAL

        Ares Capital Corporation, a Maryland corporation (together with its subsidiaries, where applicable, "Ares Capital" or the "Company," which may also be referred to as "we," "us" or "our"), is a specialty finance company that is a closed-end, non-diversified management investment company. We have elected to be regulated as a business development company, or a "BDC," under the Investment Company Act of 1940, or the "Investment Company Act." We were founded on April 16, 2004, were initially funded on June 23, 2004 and completed our initial public offering on October 8, 2004. We are one of the largest BDCs with approximately $13 billion of total committed capital under management as of December 31, 2010, including available debt capacity (subject to leverage restrictions), funds directly or indirectly managed or co-managed by us or one of our wholly owned subsidiaries and funds managed or sub-managed by our wholly owned portfolio company, Ivy Hill Asset Management, L.P. ("IHAM").

        Ares Capital's investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. However, we may from time to time invest in larger companies. We generally use the term "middle-market" to refer to companies with annual EBITDA between $10 million and $250 million. As used herein, EBITDA represents net income before net interest expense, income tax expense, depreciation and amortization.

        On April 1, 2010, we consummated our acquisition (the "Allied Acquisition") of Allied Capital Corporation ("Allied Capital") in an all stock merger whereby each existing share of common stock of Allied Capital was exchanged for 0.325 shares of our common stock. The Allied Acquisition was valued at approximately $908 million as of April 1, 2010. In connection therewith, we issued approximately 58.5 million shares of our common stock to Allied Capital's then-existing stockholders, thereby resulting in our then-existing stockholders owning approximately 69% of the combined company and the then-existing Allied Capital stockholders owning approximately 31% of the combined company.

        We invest primarily in first and second lien senior loans and mezzanine debt, which in some cases includes an equity component. First and second lien senior loans generally are senior debt instruments that rank ahead of subordinated debt of a given portfolio company. These loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of or be junior to other security interests. Mezzanine debt is subordinated to senior loans and is generally unsecured. Our investments have generally ranged between $20 million and $200 million each, although the investment size may be more or less than this range. Our investment sizes are expected to grow with our capital availability.

        To a lesser extent, we also make preferred and/or common equity investments, which have generally been non-control equity investments of less than $20 million (usually in conjunction with a concurrent debt investment). However, we may increase the size or change the nature of these investments. Also, as a result of the Allied Acquisition, Allied Capital's equity investments, which included equity investments larger than those we have historically made and controlled portfolio company equity investments, became part of our portfolio. We intend to actively seek opportunities over time to dispose of certain of the assets that were acquired in the Allied Acquisition, particularly non-yielding equity investments, as well as lower or non-yielding debt investments and investments that may not be core to our investment strategy, and generally rotate them into higher-yielding first and second lien senior loans and mezzanine debt investments. However, there can be no assurance that this strategy will be successful. See "Management's Discussion and Analysis of Financial Condition and

Results of Operations—Portfolio and Investment Activity" for further information on the rotation of investments acquired as part of the Allied Acquisition.

        The proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment we are operating in. In connection with our investing activities, we may make commitments with respect to indebtedness or securities of a potential portfolio company substantially in excess of our final investment. In such situations, while we may initially agree to fund up to a certain dollar amount of an investment, we may subsequently syndicate a portion of such amount to third parties, such that we are left with a smaller investment than what was reflected in our original commitment. In addition to originating investments, we may also acquire investments in the secondary market.

        The first and second lien senior loans in which we invest generally have stated terms of three to 10 years and the mezzanine debt investments in which we invest generally have stated terms of up to 10 years, but the expected average life of such first and second lien loans and mezzanine debt is generally between three and seven years. However, we may invest in loans and securities with any maturity or duration. The instruments in which we invest in typically are not initially rated by any rating agency, but we believe that if such instruments were rated, they would be below investment grade (rated lower than "Baa3" by Moody's Investors Service, lower than "BBB-" by Fitch Ratings or lower than "BBB-" by Standard & Poor's Rating Services). We may invest without limit in debt or other securities of any rating, as well as debt or other securities that have not been rated by any nationally recognized statistical rating organization.

        We believe that our investment adviser, Ares Capital Management LLC ("Ares Capital Management" or our "investment adviser"), is able to leverage the current investment platform, resources and existing relationships with financial sponsors, financial institutions, hedge funds and other investment firms of Ares Management LLC ("Ares Management") and its affiliated companies to provide us with attractive investments. For the purposes of this document we refer to Ares Management and its affiliated companies (other than portfolio companies of its affiliated funds) as "Ares." In addition to deal flow, the Ares investment platform assists our investment adviser in analyzing, structuring and monitoring investments. Ares has been in existence for more than 13 years and its senior principals have an average of over 21 years experience investing in senior loans, high yield bonds, mezzanine debt and private equity securities. The Company has access to the Ares staff of approximately 170 investment professionals and approximately 145 administrative professionals who provide assistance in accounting, finance, legal, compliance, operations, information technology and investor relations.

        While our primary focus is to generate current income and capital appreciation through investments in first and second lien senior loans and mezzanine debt and, to a lesser extent, equity securities of eligible portfolio companies, we also may invest up to 30% of our portfolio in opportunistic investments of non-eligible portfolio companies. Specifically, as part of this 30% basket, we may invest in debt of middle-market companies located outside of the United States, in investment funds that are operating pursuant to certain exceptions to the Investment Company Act, in advisers to similar investment funds and in debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the Investment Company Act. We expect that these public companies generally will have debt that may be non-investment grade. From time to time, we may also invest in high yield bonds, which, depending on the issuer, may or may not be included in this 30% basket.

        We and GE Commercial Finance Investment Advisory Services LLC ("GE") also co-manage an unconsolidated senior debt fund, the Senior Secured Loan Fund LLC, now called the "Senior Secured Loan Program" (the "SSLP"). The SSLP was initially formed in December 2007 to invest in "stretch senior" and "unitranche" loans (loans that combine both senior and subordinated debt, generally in a first lien position) of middle-market companies and currently has approximately $5.1 billion of total committed capital under management, approximately $2.5 billion in aggregate principal amount of which was funded as of December 31, 2010. At December 31, 2010, our total commitment to the SSLP was approximately $1 billion, of which approximately $400 million was unfunded. The SSLP is capitalized as transactions are completed and both investment and portfolio management decisions must be approved by both the Company and GE.

        We also manage an unconsolidated fund, AGILE Fund I, LLC (the "AGILE Fund"), which had approximately $68 million of total committed capital under management as of December 31, 2010.

        In addition, we have made investments in our portfolio company, IHAM, which manages ten unconsolidated senior debt funds, which are described in more detail under "Managed Funds Portfolio" below. We have also made direct investments in securities of certain of these vehicles. As of December 31, 2010, IHAM had total committed capital under management of approximately $3.7 billion, which includes approximately $360 million invested by Ares Capital in IHAM or funds managed by IHAM.

About Ares

        Founded in 1997, Ares is a global alternative asset manager and Securities and Exchange Commission ("SEC") registered investment adviser with approximately $39 billion of total committed capital under management and over 360 employees as of December 31, 2010.

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

        Ares is comprised of the following groups:

  •
  Global Private Debt Group.  The Ares Global Private Debt Group manages the assets of Ares Capital, Ares Credit Strategies Fund II, L.P., Ares Credit Strategies Fund III, L.P. and Ares' private debt middle-market financing business in Europe, Ares Capital Europe ("ACE"), which together had approximately $15 billion of total committed capital under management as of December 31, 2010. Included within the $15 billion of total committed capital under management is capital committed by third parties totaling $4.1 billion attributable to the SSLP and $3.3 billion attributable funds managed by IHAM. The Global Private Debt Group focuses primarily on non-syndicated first and second lien senior loans and mezzanine debt, which in some cases may include an equity component. The Global Private Debt Group also makes equity investments in private middle-market companies, usually in conjunction with a concurrent debt investment.

  •
  Capital Markets Group.  The Ares Capital Markets Group managed approximately $18 billion of total committed capital under management as of December 31, 2010 through a variety of funds and investment vehicles, focusing primarily on syndicated senior secured loans, high yield bonds, distressed debt, other liquid fixed income investments and other publicly traded debt securities.

  •
  Private Equity Group.  The Ares Private Equity Group managed approximately $6 billion of total committed capital under management as of December 31, 2010, primarily through Ares Corporate Opportunities Fund L.P., Ares Corporate Opportunities Fund II, L.P. and Ares Corporate Opportunities Fund III, L.P. (collectively referred to as "ACOF"). ACOF generally makes private equity investments in amounts substantially larger than the private equity investments anticipated to be made by Ares Capital. In particular, the Private Equity Group generally focuses on control-oriented equity investments in under-capitalized companies or companies with capital structure issues.

        Ares' senior principals have been working together as a group for many years and have an average of over 21 years of experience in leveraged finance, private equity, distressed debt, investment banking and capital markets. They are backed by a large team of highly disciplined professionals. Ares' rigorous investment approach is based upon an intensive, independent financial analysis, with a focus on preservation of capital, diversification and active portfolio management. These fundamentals underlie Ares' investment strategy and have resulted in large pension funds, banks, insurance companies, endowments and certain high net worth individuals investing in Ares' funds.

Ares Capital Management

        Ares Capital Management, our investment adviser, is served by an origination, transaction development and investment team of approximately 55 investment professionals led by the senior partners of the Ares Global Private Debt Group: Michael Arougheti, Eric Beckman, Kipp deVeer, Mitchell Goldstein and Michael Smith. Ares Capital Management leverages off of Ares' investment platform and benefits from the significant capital markets, trading and research expertise of Ares' investment professionals. Ares has approximately 170 investment professionals covering current investments in more than 1,100 companies across over 30 industries. Ares Capital Management's investment committee has nine members, including the senior partners of the Ares Global Private Debt Group and senior partners in Ares' Capital Markets and Private Equity Groups.

MARKET OPPORTUNITY

        We believe that current market conditions present attractive opportunities for us to invest in middle-market companies; specifically:

  •
  We believe that the dislocation in the credit markets that began in 2007 resulted in reduced competition, a widening of interest spreads, increased fees and generally more conservative capital structures and deal terms. These previous market conditions may continue to create favorable opportunities to invest at attractive risk-adjusted returns.

  •
  We believe that many senior lenders have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, commercial and investment banks are limited in their ability to underwrite and syndicate bank loans and high yield securities for middle-market issuers as they seek to build capital and reduce leverage, resulting in opportunities for alternative funding sources and therefore higher new-issue market opportunities.

  •
  We believe there is a large pool of uninvested private equity capital for middle-market businesses. We expect private equity firms will seek to leverage their investments by combining equity capital with senior secured loans and mezzanine debt from other sources.

  •
  A high volume of senior secured and high yield debt was originated in the calendar years 2004 through 2007 and will come due in the near term and, accordingly, we believe that new financing opportunities will increase as many companies seek to refinance this indebtedness.

COMPETITIVE ADVANTAGES

        We believe that we have the following competitive advantages over other capital providers to middle-market companies:

The Ares Platform

        As of December 31, 2010, Ares managed approximately $39 billion of total committed capital under management in the related asset classes of non-syndicated first and second lien senior loans,

syndicated loans, high yield bonds, mezzanine debt and private equity. We believe Ares' current investment platform provides a competitive advantage in terms of access to origination and marketing activities and diligence for Ares Capital. Specifically, the Ares platform provides the Company an advantage through its deal flow generation and investment evaluation process. Ares' asset management platform also provides additional market information, company knowledge and industry insight that benefit the investment and due diligence process. Ares' professionals maintain extensive financial sponsor and intermediary relationships, which provide valuable insight and access to transactions and information.

Seasoned Management Team

        Ares' senior professionals have an average of more than 21 years of experience in leveraged finance, including substantial experience in investing in leveraged loans, high yield bonds, mezzanine debt, distressed debt and private equity securities. The investment professionals in Ares' Global Private Debt Group and members of our investment adviser's investment committee also have significant experience investing across market cycles. As a result of Ares' extensive investment experience and the history of its seasoned management team, Ares has developed a strong reputation across U.S. and European capital markets. We believe that Ares' long history in the leveraged loan market and the extensive experience of its principals investing across market cycles provides Ares Capital with a competitive advantage in identifying, investing in and managing a portfolio of investments in middle-market companies.

Experience and Focus on Middle-Market Companies

        Ares has historically focused on investments in middle-market companies and we benefit from this experience. In sourcing and analyzing deals, our investment adviser benefits from Ares' extensive network of relationships focused on middle-market companies, including management teams, members of the investment banking community, private equity groups and other investment firms with whom Ares has had long-term relationships. We believe this network enables us to identify well-positioned prospective portfolio company investments. The Ares Global Private Debt Group works closely with Ares' other investment professionals, who together currently oversee a portfolio of investments in over 1,100 companies across over 30 industries, and provide access to an extensive network of relationships and insights into industry trends and the state of the capital markets.

Disciplined Investment Philosophy

        In making its investment decisions, our investment adviser has adopted Ares' long-standing, consistent, credit-based investment approach that was developed over 21 years ago by its founders. Specifically, our investment adviser's investment philosophy, portfolio construction and portfolio management involve an assessment of the overall macroeconomic environment and financial markets and company-specific research and analysis. Its investment approach emphasizes capital preservation, low volatility and minimization of downside risk. In addition to engaging in extensive due diligence from the perspective of a long-term investor, our investment adviser's approach seeks to reduce risk in investments by focusing on:

  •
  businesses with strong franchises and sustainable competitive advantages;

  •
  industries with positive long-term dynamics;

  •
  businesses and industries with cash flows that are dependable and predictable;

  •
  management teams with demonstrated track records and appropriate economic incentives;

  •
  rates of return commensurate with the perceived risks;

  •
  securities or investments that are structured with favorable terms and covenants; and

  •
  businesses backed by experienced private equity sponsors.

Extensive Industry Focus

        We seek to concentrate our investing activities in industries with a history of predictable and dependable cash flows and in which the Ares investment professionals have had extensive investment experience. Ares investment professionals have developed long-term relationships with management teams and management consultants in over 30 industries, and have accumulated substantial information and identified potential trends within these industries. In turn, we benefit from these relationships, information and identification of potential trends in making investments.

Flexible Transaction Structuring

        We are flexible in structuring investments, including the types of securities in which we invest and the terms associated with such investments. Ares has extensive experience investing in a wide variety of securities for leveraged companies with a diverse set of terms and conditions. We believe this approach and experience enables our investment adviser to identify attractive investment opportunities throughout economic cycles and across a company's capital structure so we can make investments consistent with our stated investment objective and preserve principal while seeking appropriate risk adjusted returns. In addition, we have the ability to provide "one stop" financing with the ability to invest capital across the balance sheet and syndicate and hold larger investments than many of our competitors. We believe that the ability to underwrite, syndicate and hold larger investments benefits our stockholders by (a) potentially increasing net income and earnings through syndication, (b) increasing originated deal flow flexibility, (c) broadening market relationships and deal flow, (d) allowing us to optimize our portfolio composition and (e) allowing us to provide capital to middle-market companies, which we believe currently have limited access to capital from traditional lending sources. In addition, we believe that the ability to provide capital at every level of the balance sheet provides a strong value proposition to middle-market borrowers and our senior debt capabilities provide superior deal origination and relative value analysis capabilities compared to traditional "mezzanine only" lenders.

Broad Origination Strategy

        We focus on self-originating most of our investments by pursuing a broad array of investment opportunities in middle-market companies across multiple channels. We also leverage off of the extensive relationships of the broader Ares platform, including relationships with the companies in the funds managed by IHAM, to identify investment opportunities. We believe that this allows for asset selectivity and that there is a significant relationship between proprietary deal origination and credit performance. We believe that our focus on generating proprietary deal flow and lead investing also gives us greater control over capital structure, deal terms, pricing and documentation and enables us to actively manage our portfolio investments. Moreover, by leading the investment process, we are often able to secure controlling positions in credit tranches, thereby providing additional control in investment outcomes. We also have originated substantial proprietary deal flow from middle-market intermediaries, which often allows us to act as the sole or principal source of institutional capital to the borrower.

OPERATING AND REGULATORY STRUCTURE

        Our investment activities are managed by Ares Capital Management, which is wholly owned by Ares, and supervised by our board of directors, a majority of whom are independent of Ares and its affiliates. Ares Capital Management is registered under the Investment Advisers Act of 1940, or the "Advisers Act." Under our amended and restated investment advisory and management agreement with Ares Capital Management, referred to herein as our "investment advisory and management agreement," we have agreed to pay Ares Capital Management an annual base management fee based on our total assets, as defined under the Investment Company Act (other than cash and cash equivalents, but including assets purchased with borrowed funds), and an incentive fee based on our performance.

        As a BDC, we are required to comply with certain regulatory requirements. For example, we are not generally permitted to invest in any portfolio company in which funds managed by Ares or any of its downstream affiliates (including Ares Capital Management) (other than Ares Capital and its downstream affiliates) currently has an investment (although we may co-invest on a concurrent basis with funds managed by Ares or any of its downstream affiliates (including Ares Capital Management), subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures). Some of these co-investments would only be permitted pursuant to an exemptive order from the SEC. We have applied for an exemptive order from the SEC that would permit us to co-invest with funds managed by Ares or its downstream affiliates (including Ares Capital Management). Any such order will be subject to certain terms and conditions. There is no assurance that the application for exemptive relief will be granted by the SEC. Accordingly, we cannot assure you that we will be permitted to co-invest with funds managed by Ares or any of its downstream affiliates (including Ares Capital Management). See "Risk Factors—Risks Relating to Our Business—We may not replicate Ares' historical success and our ability to enter into transactions with Ares and our other affiliates is restricted."

        Also, while we may borrow funds to make investments, our ability to use debt is limited in certain significant respects. As a BDC and a regulated investment company ("RIC") for tax purposes, we are dependent on our ability to raise capital through the issuance of common stock. RICs generally must distribute substantially all of their earnings to stockholders as dividends in order to preserve their status as RICs and avoid corporate-level U.S. income tax. This, in turn, prevents us from using earnings to support our operations including making new investments. Further, BDCs must have at least 200% asset coverage in order to incur debt or issue preferred stock (which we refer to collectively as "senior securities"), which requires us to finance our investments with at least as much equity as senior securities in the aggregate. Our Facilities (as defined herein) also require that we maintain asset coverage of 200%.

ARES CAPITAL CORPORATION PORTFOLIO

General

        We have built an investment portfolio of primarily first and second lien loans, mezzanine debt and, to a lesser extent, equity investments in private middle-market companies. Our portfolio is well diversified by industry sector and its concentration to any single issuer is limited. Our investments have generally ranged between $20 million to $200 million each, although the investment size may be more or less than this range depending on capital availability. To a lesser extent, we also make preferred and/or common equity investments, which have generally been non-control equity investments of less than $20 million (usually in conjunction with a concurrent debt investment). However, we may increase the size or change the nature of these investments. Also, as a result of the Allied Acquisition, Allied Capital's equity investments, which included equity investments larger than those we have historically made and controlled portfolio company equity investments, became part of our portfolio. We intend to actively seek opportunities over time to dispose of certain of the assets that were acquired in the Allied Acquisition, particularly non-yielding equity investments, as well as lower or non-yielding debt investments and investments that may not be core to our investment strategy, and generally rotate them into higher-yielding first and second lien senior loans and mezzanine debt investments. However, there can be no assurance that this strategy will be successful. See "Management's Discussion and Analysis of Financial Condition and Results of Operations- Portfolio and Investment Activity" for further information on the rotation of investments acquired as part of the Allied Acquisition.

        In addition, the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment we are operating in. In connection with our investing activities, we may make commitments with respect to indebtedness or securities of a potential portfolio company substantially in excess of our final investment. In such situations, while we may initially agree to fund up to a certain dollar amount of an investment, we may subsequently syndicate a portion of such amount to third parties prior to closing such investment, such that we are left with a smaller investment than what was reflected in our original commitment. In addition to originating investments, we may also acquire investments in the secondary market.

        We make senior secured loans primarily in the form of first and/or second lien loans. Our first and second lien loans generally have terms of three to 10 years. Such first and second lien loans are granted a security interest in certain of the assets of the borrower and consequently such assets serve as collateral in support of the repayment of such senior secured loans. Senior secured loans are generally exposed to the least amount of credit risk because they typically hold a senior position with respect to scheduled interest and principal payments and security interests in assets of the borrower. However, unlike mezzanine debt, senior secured loans typically do not receive any stock, warrants to purchase stock or other yield enhancements. Senior secured loans may include revolving lines of credit, senior term loans, senior syndicated loans and senior last-out tranche loans.

        Structurally, mezzanine debt usually ranks subordinate in priority of payment to senior loans and is often unsecured. However, mezzanine debt ranks senior to common and preferred equity in a borrowers' capital structure. Typically, mezzanine debt has elements of both debt and equity instruments, offering the fixed returns in the form of interest payments associated with senior loans, while providing lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest. This equity interest typically takes the form of an equity co-investment and/or warrants. Due to its higher risk profile and often less restrictive covenants as compared to senior loans, mezzanine debt generally yields a higher return than senior secured debt. The equity co-investment and warrants associated with mezzanine debt typically allow lenders to receive repayment of their principal on an agreed amortization schedule while retaining their equity interest in the borrower. Equity issued in connection with mezzanine debt also may include a "put" feature, which permits the holder to sell its equity interest back to the borrower at a price determined through an agreed formula.

        In making an equity investment, in addition to considering the factors discussed below under "—Investment Selection," we also consider the anticipated timing of a liquidity event, such as a public offering, sale of the company or redemption of our equity securities.

        Our principal focus is investing in first and second lien senior loans and mezzanine debt and, to a lesser extent, equity capital, of private middle-market companies in a variety of industries. We generally seek to invest in companies in the industries in which Ares' investment professionals have direct expertise. The following is a representative list of the industries in which we have invested:

  •
  Business Services

  •
  Consumer Products

  •
  Education

  •
  Financial Services

  •
  Food and Beverage

  •
  Healthcare Services

  •
  Investment Funds

  •
  Manufacturing

  •
  Retail

  •
  Restaurants and Food Services

        However, we may invest in other industries if we are presented with attractive opportunities.

        The industrial and geographic compositions of our portfolio at fair value as of December 31, 2010 and 2009 were as follows:

	As of December 31,
	2010	2009
Industry
Investment Funds(1)	21.4%	12.9%
Healthcare Services	15.6	18.3
Business Services	12.2	5.8
Restaurants and Food Services	8.8	7.8
Consumer Products	8.3	3.2
Financial Services	6.7	3.3
Education	5.2	10.1
Manufacturing	4.2	3.8
Other Services	3.3	8.2
Telecommunications	2.5	1.8
Food and Beverage	2.4	6.1
Retail	2.4	5.9
Commercial Real Estate	1.5	0.0
Wholesale Distribution	1.3	0.0
Other	4.2	12.8

Total	100.0%	100.0%

(1)
Includes our investment in the SSLP, which had issued loans to 20 and 11 different issuers as of December 31, 2010 and December 31, 2009, respectively. The portfolio companies in the SSLP are in industries similar to the companies in our portfolio.

	As of December 31,
	2010	2009
Geographic Region
West	34.5%	29.4%
Mid-Atlantic	24.4	19.9
Midwest	20.2	19.8
Southeast	16.5	19.7
International	3.0	7.5
Northeast	1.4	3.7

Total	100.0%	100.0%

        In addition to such investments, we may invest up to 30% of our portfolio in opportunistic investments of non-eligible portfolio companies. Specifically, as part of this 30% basket, we may invest in debt of middle-market companies located outside of the United States, in investment funds that are operating pursuant to certain exceptions to the Investment Company Act, in advisers to similar investment funds and in debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the Investment Company Act. We expect that these public companies generally will have debt that may be non-investment grade. From time to time, we may also invest in high yield bonds, which, depending on the issuer, may or may not be included in the 30% basket.

Managed Funds Portfolio

        We and GE co-manage the SSLP. The SSLP is an unconsolidated senior debt fund that primarily invests in "stretch senior" and "unitranche" loans (loans that combine both senior and subordinated debt, generally in a first lien position) of middle-market companies. The SSLP has approximately $5.1 billion of total committed capital under management, approximately $2.5 billion in aggregate principal amount of which was funded as of December 31, 2010. As of December 31, 2010, our total commitment to the SSLP was approximately $1 billion, of which approximately $400 million was unfunded. The SSLP is capitalized as transactions are completed. Investments and portfolio decisions made by the SSLP must be approved by both GE and us. Our investment in the SSLP entitles us to a coupon of LIBOR plus 8.0% and also entitles us to receive a portion of the excess cash flow from the loan portfolio, which may result in a return greater than the contractual coupon. We are also entitled to certain other sourcing and management fees in connection with the SSLP. At December 31, 2010, our investment in the SSLP was $561.7 million at fair value, including an unrealized gain of $24.3 million.

        We also manage the AGILE Fund, an unconsolidated fund that had approximately $68 million of total committed capital under management as of December 31, 2010. At December 31, 2010 our investment in the AGILE Fund was $0.2 million at fair value, including an unrealized loss of $0.05 million.

        In addition, we have made investments in our portfolio company, IHAM, which manages ten unconsolidated senior debt funds: Ivy Hill Middle Market Credit Fund, Ltd. ("Ivy Hill I"), Ivy Hill Middle Market Credit Fund II, Ltd. ("Ivy Hill II"), Ivy Hill Senior Debt Fund, L.P. and related vehicles ("Ivy Hill SDF" and, together with Ivy Hill I and Ivy Hill II, the "Ivy Hill Funds"), Knightsbridge CLO 2007-1, Ltd. and Knightsbridge CLO 2008-1, Ltd. (collectively, the "Knightsbridge Funds"), Emporia Preferred Funding I, Ltd., Emporia Preferred Funding II, Ltd. and Emporia Preferred Funding III, Ltd. (collectively, the "Emporia Funds") and Ares Private Debt Strategies Fund II, L.P. and Ares Private Debt Strategies Fund III, L.P. (collectively, the "PDS Funds"). In addition, IHAM serves as the sub-adviser/sub-manager for four others: CoLTS 2005-1 Ltd., CoLTS 2005-2 Ltd. and CoLTS 2007-1 Ltd. (collectively, the "CoLTS Funds") and FirstLight Funding I, Ltd. ("FirstLight"). As of December 31, 2010, IHAM had total committed capital under management of approximately $3.7 billion, which includes approximately $360 million invested by Ares Capital in IHAM or funds managed by IHAM. We have also made direct investments in securities of certain of these vehicles.

        Certain funds managed by IHAM have also purchased investments from us at fair value at the time of the transactions, including approximately $113 million, $46 million and $68 million for the years ending December 31, 2010, 2009 and 2008, respectively.

        IHAM is party to a separate administration agreement, referred to herein as the "IHAM administration agreement," with our administrator Ares Operations LLC ("Ares Operations" or our "administrator"). Pursuant to the IHAM administration agreement, our administrator provides IHAM with office facilities, equipment, clerical, bookkeeping and record keeping services, and the services of certain personnel to perform research and related services, services of, and oversight of, custodians, depositories, accountants, attorneys, underwriters and such other persons in any other capacity deemed to be necessary. Under the IHAM administration agreement, IHAM reimburses our administrator for all of the actual costs associated with such services, including its allocable portion of our administrator's overhead and the cost of our administrator's officers and respective staff in performing its obligations under the IHAM administration agreement.

ALLIED ACQUISITION

        On October 26, 2009, we entered into a definitive agreement to acquire Allied Capital in an all stock transaction. On April 1, 2010, we completed the Allied Acquisition by acquiring the outstanding shares of Allied Capital in exchange for shares of our common stock in a transaction valued at approximately $908 million as of the closing date. Concurrently with the completion of the Allied Acquisition, we repaid in full the $137 million of remaining principal amounts outstanding on Allied Capital's $250 million senior secured term loan. We also assumed all of Allied Capital's other outstanding debt obligations, including approximately $745 million in aggregate principal amount outstanding of Allied Capital's unsecured notes.

        Under the terms of the Allied Acquisition, each Allied Capital stockholder received 0.325 shares of our common stock for each share of Allied Capital common stock then owned by such stockholder. In connection with the Allied Acquisition, approximately 58.5 million shares of our common stock (including the effect of outstanding in-the money Allied Capital stock options) were issued to Allied Capital's then-existing stockholders, resulting in our then-existing stockholders owning approximately 69% of the combined company and the then-existing Allied Capital stockholders owning approximately 31% of the combined company.

        The Allied Acquisition was accounted for in accordance with the acquisition method of accounting as detailed in Accounting Standards Codification ("ASC") 805-10 (previously Statement of Financial Accounting Standards ("SFAS") No. 141(R)), Business Combinations. The acquisition method of accounting requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity based on their fair values as of the date of acquisition. As described in more detail in ASC 805-10, if the total acquisition date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred, the excess will be recognized as a gain. Upon completion of our determination of the fair value of Allied Capital's identifiable net assets as of April 1, 2010, the fair value of such net assets exceeded the fair value of the consideration transferred, resulting in the recognition of a gain. The valuation of the investments acquired as part of the Allied Acquisition was done in accordance with Ares Capital's valuation policy.

        Set forth below is the allocation of the purchase price to the assets acquired and liabilities assumed in connection with the Allied Acquisition:

(in millions)
Common stock issued	$872.7
Payments to holders of "in-the-money" Allied Capital stock options	35.0 (1)

Total purchase price	$907.7

Assets acquired:
Investments	$1,833.8
Cash and cash equivalents	133.5
Other assets	80.1

Total assets acquired	2,047.4
Debt and other liabilities assumed	(943.8)

Net assets acquired	1,103.6

Gain on Allied Acquisition	(195.9)

$907.7

(1)
Represents cash payment for holders of any "in-the-money" Allied Capital stock options that elected to receive cash.

        Prior to the completion of the Allied Acquisition we purchased $340 million of assets from Allied Capital in arm's length transactions. Additionally, during the same period of time, IHAM purchased $69 million of assets from Allied Capital, also in arm's length transactions.

        We intend to actively seek opportunities over time to dispose of certain of the assets that were acquired in the Allied Acquisition, particularly non-yielding equity investments, as well as lower or non-yielding debt investments and investments that may not be core to our investment strategy, and generally rotate them into higher-yielding first and second lien senior loans and mezzanine debt investments. However, there can be no assurance that this strategy will be successful. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity" for further information on the rotation of investments acquired as part of the Allied Acquisition.

INVESTMENT SELECTION

        Ares' investment philosophy was developed over the past 21 years and has remained consistent and relevant throughout a number of economic cycles. We are managed using a similar investment philosophy used by the investment professionals of Ares in Ares' private investment funds.

        This investment philosophy involves, among other things,

  •
  an assessment of the overall macroeconomic environment and financial markets and how such assessment may impact industry and asset selection;

  •
  company-specific research and analysis; and

  •
  with respect to each individual company, an emphasis on capital preservation, low volatility and minimization of downside risk.

        The foundation of Ares' investment philosophy is intensive credit investment analysis, a portfolio management discipline based on both market technicals and fundamental value-oriented research, and diversification strategy. We follow a rigorous investment process based on:

  •
  a comprehensive analysis of issuer creditworthiness, including a quantitative and qualitative assessment of the issuer's business;

  •
  an evaluation of management and its economic incentives;

  •
  an analysis of business strategy and industry trends; and

  •
  an in-depth examination of capital structure, financial results and projections.

        We seek to identify those companies exhibiting superior fundamental risk-reward profiles and strong defensible business franchises while focusing on the relative value of the investment across the industry as well as for the specific company.

Intensive Due Diligence

        The process through which an investment decision is made involves extensive research into the target company, its industry, its growth prospects and its ability to withstand adverse conditions. If the senior investment professional responsible for the transaction determines that an investment opportunity should be pursued, we will engage in an intensive due diligence process. Approximately 30-40% of the investments initially reviewed by us proceed to this phase. Though each transaction will involve a somewhat different approach, the regular due diligence steps generally undertaken include:

  •
  meeting with the target company's management to get an insider's view of the business, and to probe for potential weaknesses in business prospects;

  •
  checking management's backgrounds and references;

  •
  performing a detailed review of historical financial performance and the quality of earnings;

  •
  visiting headquarters and company operations and meeting with top and middle-level executives;

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

Selective Investment Process

        After an investment has been identified and preliminary diligence has been completed, a credit research and analysis report is prepared. This report is reviewed by the senior investment professional in charge of the potential investment. If such senior and other investment professionals are in favor of the potential investment, then it is first presented to an underwriting committee, which is comprised of the senior partners of the Ares Global Private Debt Group. However, the portfolio managers of Ares Capital Management are responsible for the day-to-day management of our portfolio.

        After the investment is approved by the underwriting committee, a more extensive due diligence process is employed by the transaction team. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis. Approximately 7-10% of all investments initially reviewed by us will be presented to the investment committee. Approval of an investment for funding requires the approval of the majority of the investment committee of Ares Capital Management, although unanimous consent is sought.

Issuance of Formal Commitment

        Once we have determined that a prospective portfolio company is suitable for investment, we work with the management and/or sponsor of that company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure of the investment. Approximately 5-7% of the investments initially reviewed by us eventually result in the issuance of formal commitments.

Debt Investments

        We invest in portfolio companies primarily in the form of first and second lien senior loans and mezzanine debt. The first and second lien senior loans generally have terms of three to 10 years. We obtain security interests in the assets of our portfolio companies that will serve as collateral in support of the repayment of the first and second lien senior loans. This collateral generally takes the form of first or second priority liens on the assets of a portfolio company.

        We structure our mezzanine investments primarily as unsecured subordinated loans that provide for relatively high fixed interest rates that provide us with significant current interest income. The mezzanine debt investments generally have terms of up to 10 years. These loans typically have interest-only payments in the early years, with amortization of principal deferred to the later years of the mezzanine debt. In some cases, we may enter into loans that, by their terms, convert into equity or additional debt or defer payments of interest (or at least cash interest) for the first few years after our investment. Also, in some cases our mezzanine debt will be collateralized by a subordinated lien on some or all of the assets of the borrower.

        In some cases, our debt investments may provide for a portion of the interest payable to be payment-in-kind ("PIK") interest. To the extent interest is PIK, it will be payable through the increase of the principal amount of the loan by the amount of interest due on the then-outstanding aggregate principal amount of such loan.

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

Equity Investments

        To a lesser extent, we also make preferred and/or common equity investments, which have generally been non-control equity investments of less than $20 million (usually in conjunction with a concurrent debt investment). However, we may increase the size or change the nature of these investments. Also, as a result of the Allied Acquisition, Allied Capital's equity investments, which included equity investments larger than those we have historically made and controlled portfolio company equity investments, became part of our portfolio. We intend to actively seek opportunities over time to dispose of certain of the assets that were acquired in the Allied Acquisition, particularly non-yielding equity investments, as well as lower or non-yielding debt investments and investments that may not be core to our investment strategy, and generally rotate them into higher-yielding first and second lien senior loans and mezzanine debt investments. However, there can be no assurance that this strategy will be successful. See "Management's Discussion and Analysis of Financial Condition and

Results of Operations—Portfolio and Investment Activity" for further information on the rotation of investments acquired as part of the Allied Acquisition.

ON-GOING RELATIONSHIPS WITH AND MONITORING OF PORTFOLIO COMPANIES

        We closely monitor each investment we make, maintain a regular dialogue with both the management team and other stakeholders and seek specifically tailored financial reporting. In addition, senior investment professionals may take board seats or obtain board observation rights for our portfolio companies. As of December 31, 2010, of our 170 portfolio companies, we were entitled to board seats or board observation rights on 54% of these companies.

        We seek to exert significant influence post-investment, in addition to covenants and other contractual rights and through board participation, when appropriate, by actively working with management on strategic initiatives. We often introduce managers of companies in which we have invested to other portfolio companies to capitalize on complementary business activities and best practices.

        Our investment adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our investment adviser grades the credit risk of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of acquisition), although it may also take into account under certain circumstances the performance of the portfolio company's business, the collateral coverage of the investment and other relevant factors. Under this system, investments with a grade of 4 involve the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit. Investments graded 3 involve a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 3. Investments graded 2 indicate that the risk to our ability to recoup the cost of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due. An investment grade of 1 indicates that the risk to our ability to recoup the cost of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 1, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 1, it is not anticipated that we will be repaid in an amount equal to our full initial cost basis. For investments graded 1 or 2, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.

        Each investment acquired in the Allied Acquisition was initially assessed a grade of 3 (i.e., the grade we generally assign a portfolio company at origination or acquisition) on April 1, 2010, the date of initial acquisition, reflecting the relative risk to our initial cost basis of such investments. Our investment adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of certain of these portfolio investments may be reduced or increased over time.

        As of December 31, 2010, the weighted average grade of our portfolio was 3.1. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity."

MANAGERIAL ASSISTANCE

        As a BDC, we must offer, and must provide upon request, significant managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may receive fees for these services.

COMPETITION

        Our primary competitors include public and private funds, commercial and investment banks, commercial financing companies and private equity funds, each of which we compete with for financing opportunities. Many of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. For example, some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than Ares Capital. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC. For additional information concerning the competitive risks we face, see "Risk Factors—Risks Relating to Our Business—We operate in a highly competitive market for investment opportunities."

        We believe that the relationships of the members of our investment adviser's investment committees and of the senior principals of Ares enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest. We believe that Ares' professionals' deep and long-standing direct sponsor relationships and the resulting proprietary transaction opportunities that these relationships often present, provide valuable insight and access to transactions and information. We use the industry information of Ares' investment professionals to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies.

MARKET CONDITIONS

        Due to the recent volatility in global markets, the availability of capital and access to capital markets has been limited over the last several years. As the global liquidity situation and market conditions evolve, we will continue to monitor and adjust our approach to funding accordingly. However, given the unprecedented nature of the recent volatility in the global markets, there can be no assurances that these activities will be successful. While levels of market disruption and volatility have improved, there can be no assurance that they will not worsen in the future. If they do, we could face materially higher financing costs. Consequently, our operating strategy could be materially and adversely affected. See "Risk Factors—Risks Relating to Our Business—Capital markets have recently been in a period of disruption and instability. These market conditions materially and adversely affected debt and equity capital markets in the United States, which had, and may in the future have, a negative impact on our business and operations."

        In connection with the recent depressed market conditions of the general economy, the stocks of BDCs as an industry have in the past traded at near historic lows as a result of concerns over liquidity, credit quality, leverage restrictions and distribution requirements. In some cases, certain BDCs wound down their investments, defaulted on their indebtedness, decreased their distributions to stockholders or announced share repurchase programs. We cannot assure you that the market pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

STAFFING

        We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of our investment adviser, Ares Capital Management, and our administrator, Ares Operations, each of which is a wholly owned subsidiary of Ares Management, pursuant to the terms of the investment advisory and management agreement and our amended and restated administration agreement with our administrator, referred to herein as our "administration agreement," respectively, each as described below. Each of our executive officers is an employee of Ares Operations or Ares Capital Management. Our day-to-day investment activities are managed by our investment adviser. Most of the services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by Ares Capital Management. Ares Capital Management has approximately 55 investment professionals who focus on origination, transaction development, investment and the ongoing monitoring of our investments. We reimburse both Ares Capital Management and Ares Operations for a certain portion of expenses incurred in connection with such staffing, as described in more detail below.

INVESTMENT ADVISORY AND MANAGEMENT AGREEMENT

Management Services

        Ares Capital Management serves as our investment adviser and is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our board of directors, our investment adviser manages the day-to-day operations of, and provides investment advisory and management services to, Ares Capital. Under the terms of the investment advisory and management agreement, Ares Capital Management:

  •
  determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

  •
  identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies);

  •
  closes and monitors the investments we make; and

  •
  determines the investments and other assets that we purchase, retain or sell.

        While Ares Capital Management was initially formed to provide investment advisory services to us, it also provides investment advisory services to other funds managed by Ares that may have investment objectives that compete or overlap with, and may from time to time invest in asset classes similar to those targeted by, us. Ares Capital Management's services to us under the investment advisory and management agreement are not exclusive, and it furnishes similar services to other entities. We may compete with these Ares funds or other investment vehicles managed by our investment adviser and its affiliates for capital and investment opportunities. Ares Capital Management endeavors to allocate investment opportunities in a fair and equitable manner, and in any event consistent with any fiduciary duties owed to Ares Capital. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds managed by Ares Capital Management or its affiliates.

        The sole member of Ares Capital Management is Ares Management, a global alternative asset manager and SEC registered investment adviser. Ares funds, including funds managed by Ares, had, as of December 31, 2010, approximately $39 billion of total committed capital under management.

Management Fee

        Pursuant to the investment advisory and management agreement and subject to the overall supervision of our board of directors, Ares Capital Management provides investment advisory and management services to us. For providing these services, Ares Capital Management receives a fee from us consisting of two components—a base management fee and an incentive fee. Ares Capital Management has committed to defer up to $15 million in base management and incentive fees for each of the first two years following the Allied Acquisition if certain earnings targets are not met.

        The base management fee is calculated at an annual rate of 1.5% based on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears.

        The incentive fee has two parts. One part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the administration agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that we have not yet received in cash. Our investment adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on such accrued income that we never actually receive in cash. See "Risk Factors—There are significant potential conflicts of interest that could impact our investment returns" and "Risk Factors—We may be obligated to pay our investment adviser incentive compensation even if we incur a loss."

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

        Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed "hurdle rate" of 2% per quarter. If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which may increase our pre-incentive fee net investment income and make it easier for our investment adviser to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. Our pre-incentive fee net investment income used to calculate this part of the incentive fee is also included in the amount of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds) used to calculate the 1.5% base management fee.

        We pay our investment adviser an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

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

        The second part of the incentive fee (the "Capital Gains Fee"), is determined and payable in arrears as of the end of each calendar year (or, upon termination of the investment advisory and management agreement, as of the termination date) and is calculated at the end of each applicable year by subtracting (a) the sum of our cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (b) our cumulative aggregate realized capital gains, in each case calculated from October 8, 2004. Realized capital gains and losses include gains and losses on investments and foreign currencies, as well as gains and losses on extinguishment of debt and other assets. If such amount is positive at the end of such year, then the Capital Gains Fee for such year is equal to 20% of such amount, less the aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee for such year.

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

        We defer cash payment of any incentive fee otherwise earned by our investment adviser if, during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made, the sum of (a) the aggregate distributions to our stockholders and (b) the change in net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) is less than 8.0% of our net assets at the beginning of such period. These calculations were appropriately pro rated during the first three calendar quarters following October 8, 2004 and are adjusted for any share issuances or repurchases. Any deferred incentive fees will be carried over for payment in subsequent calculation periods to the extent such payment can then be made under the investment advisory and management agreement.

Payment of Our Expenses

        The services of all investment professionals and staff of our investment adviser, when and to the extent engaged in providing investment advisory and management services to Ares Capital, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by Ares Capital Management. We bear all other costs and expenses of our operations and transactions, including those relating to: rent; organization; calculation of our net asset value (including the cost and expenses of any independent valuation firm); expenses incurred by Ares Capital Management payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies; interest payable on indebtedness, if any, incurred to finance our investments; offerings of our common stock and other securities; investment advisory and management fees; administration fees; fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments; transfer agent and custodial fees; registration fees; listing fees; taxes; independent directors' fees and expenses; costs of preparing and filing reports or other documents with the SEC; the costs of any reports, proxy statements or other notices to stockholders, including printing costs; to the extent we are covered by any joint insurance policies, our allocable portion of the insurance premiums for such policies; direct costs and expenses of administration, including auditor and legal costs; and all other expenses incurred by us or Ares Operations in connection with administering our business as described in more detail under "Administration Agreement" below.

Duration, Termination and Amendment

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

        At a meeting of our board of directors held on May 3, 2010, our board of directors, including all of the directors who are not "interested persons" of the Company (as defined in the Investment Company Act), voted to approve the continuation of the investment advisory and management agreement through June 1, 2011. The independent directors had the opportunity to consult in executive session with counsel to the Company regarding the approval of such agreement. In reaching a decision to approve the continuation of the investment advisory and management agreement, our board of directors reviewed a significant amount of information and considered:

  (i)
  the nature, extent and quality of the advisory and other services to be provided to the Company by our investment adviser;

  (ii)
  the investment performance of the Company and our investment adviser;

  (iii)
  the costs of the services to be provided by our investment adviser (including management fees, advisory fees and expense ratios);

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
  various other matters.

        In approving the continuation of the investment advisory and management agreement, our board of directors, including all of the directors who are not "interested persons," of the Company, made the following conclusions:

  •
  Nature, Extent and Quality of Services.  Our board of directors considered the nature, extent and quality of the investment selection process employed by our investment adviser, including the flow of transaction opportunities resulting from Ares Capital Management's investment professionals' significant capital markets, trading and research expertise, the employment of Ares Capital Management's investment philosophy, diligence procedures, credit recommendation process, investment structuring, and ongoing relationships with and monitoring of portfolio companies, in light of the investment objective of the Company. Our board of directors also considered our investment adviser's personnel and their prior experience in connection with the types of investments made by us, including such personnel's network of relationships with intermediaries focused on middle-market companies. In addition, our board of directors considered the other terms and conditions of the investment advisory and management agreement. Our board of directors concluded that the substantive terms of the investment advisory and management agreement (other than the fees payable thereunder, which our board of directors reviewed separately), including the services to be provided, are generally the same as those of comparable BDCs described in the available market data and that it would be difficult to obtain similar services on a comparable basis from other third party services providers or through an internally managed structure. In addition, our board of directors considered the fact that we have the ability to terminate the investment advisory and management agreement without penalty upon 60 days' written notice to our investment adviser. Our board of directors further concluded that our investment adviser is served by a dedicated origination, transaction development and investment team of investment professionals, and that these investment professionals have historically focused on investments in middle-market companies and have developed an investment evaluation process and an extensive network of relationships with financial sponsors and intermediaries focused on middle-market companies, which experience and relationships coincide with our investment objective and generally equal or exceed those of the management teams of other comparable BDCs described in the available market data.

  •
  Investment Performance.  Our board of directors reviewed the long-term and short-term investment performance of the Company and our investment adviser, as well as comparative data with respect to the long-term and short-term investment performance of other BDCs and their externally managed investment advisers. Our board of directors concluded that our investment adviser was delivering results consistent with the investment objective of the Company and that the Company's investment performance was generally above average when compared to comparable BDCs.

  •
  Costs of the Services Provided to the Company.  Our board of directors considered comparative data based on publicly available information with respect to services rendered and the advisory fees (including the management fees and incentive fees) of other BDCs with similar investment objectives, our projected operating expenses and expense ratio compared to other BDCs with similar investment objectives, as well as the administrative services that our administrator will provide to us at cost. Based upon its review, our board of directors concluded that the fees to be paid under the investment advisory and management agreement are generally equal to or less than those payable under agreements of comparable BDCs described in the available market data. In addition, our board of directors concluded that our expected expenses as a percentage of net assets attributable to common stock are generally equal to or less than those typically incurred by comparable BDCs described in the available market data.

  •
  Economies of Scale.  Our board of directors considered information about the potential of our stockholders to experience economies of scale as the Company grows in size. Our board of directors considered that because there are no break points in our investment adviser's fees, any benefits resulting from the growth in the Company's assets where the Company's fixed costs did not increase proportionately would not inure to the benefit of the stockholders. Our board of directors also considered that the growth of the Company's portfolio has been originated by our investment adviser and that increased expenses have resulted in connection with such growth.

  •
  Estimated Pro Forma Profitability of the Investment Adviser.  Our board of directors concluded that our investment adviser's estimated pro forma profitability with respect to managing us was generally less than the profitability of investment advisers managing comparable BDCs described in the available market data and noted in particular that the management fee is 1.50% (compared to 2.00% for certain of the Company's competitors) and is not paid on cash or cash equivalents held by the Company;

  •
  Additional Benefits Derived by the Investment Adviser.  Our board of directors concluded that there is limited potential for additional benefits, such as soft dollar arrangements with brokers, to be derived by our investment adviser and its affiliates as a result of our relationship with our investment adviser; and

  •
  Other Matters Considered.  Our board of directors considered the interests of senior management and concluded that the judgment and performance of our senior management will not be impaired by those interests.

        In view of the wide variety of factors that our board of directors considered in connection with its evaluation of the investment advisory and management agreement, it is not practical to quantify, rank or otherwise assign relative weights to the specific factors it considered in reaching its decision. Our board of directors did not undertake to make any specific determination as to whether any particular factor, or any aspect of any particular factor, was favorable or unfavorable to the ultimate determination of our board of directors. Rather, our board of directors based its approval on the totality of information presented to, and the investigation conducted by, it. In considering the factors discussed above, individual directors may have given different weights to different factors.

        Based on the information reviewed and the factors discussed above, our directors (including those directors who are not "interested persons" of the Company) concluded that the terms of the investment advisory and management agreement, including the fee rates thereunder, are fair and reasonable in relation to the services provided and approved the continuation of the investment advisory and management agreement with our investment adviser as being in the best interests of the Company and its stockholders.

        The investment advisory and management agreement will automatically terminate in the event of its assignment. The investment advisory and management agreement may be terminated by either party without penalty upon 60 days' written notice to the other party.

        Conflicts of interest may arise if our investment adviser seeks to change the terms of our investment advisory and management agreement, including, for example, the amount of the management fee, the incentive fee or other compensation terms. Any material change to the investment advisory and management agreement must be submitted to stockholders for approval under the Investment Company Act and we may from time to time decide it is appropriate to seek stockholder approval to change the terms of the agreement. See "Risk Factors—Risks Relating to our Business—We are dependent upon Ares Capital Management's key personnel for our future success and upon their access to Ares investment professionals."

Indemnification

        The investment advisory and management agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, Ares Capital Management, its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of Ares Capital Management's services under the investment advisory and management agreement or otherwise as our investment adviser.

Organization of the Investment Adviser

        Ares Capital Management is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act. The principal executive offices of Ares Capital Management are located at 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067.

ADMINISTRATION AGREEMENT

        We are also party to a separate administration agreement with Ares Operations, an affiliate of our investment adviser and a wholly owned subsidiary of Ares Management. Our board of directors approved the continuation of our administration agreement on May 3, 2010, which extended the term of the agreement until June 1, 2011. Pursuant to the administration agreement, Ares Operations furnishes us with office equipment and clerical, bookkeeping and record keeping services at our office facilities. Under the administration agreement, Ares Operations also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology, and investor relations, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Operations assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement are equal to an amount based upon our allocable portion of Ares Operations' overhead and other expenses (including travel expenses) incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our officers (including our chief compliance officer, chief financial officer, general counsel, secretary and treasurer) and their respective staffs.

Indemnification

        The administration agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, Ares Operations, its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of Ares Operations' services under the administration agreement or otherwise as our administrator.

LEVERAGE

        We borrow funds to make additional investments, a practice known as "leverage," to attempt to increase return to our common stockholders. With certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the Investment Company Act, equals at least 200% after such borrowing. The amount of leverage that we employ at any particular time will depend on our investment adviser's and our board of directors' assessments of market and other factors at the time of any proposed borrowing. As of February 25, 2011, we had $1.62 billion of total principal debt outstanding under the various debt instruments described below.

        We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. The amounts involved may be material.

        We are party to a revolving credit facility that currently provides for up to $810.0 million of borrowings (the "Revolving Credit Facility"). The Revolving Credit Facility also includes an "accordion" feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $1.05 billion. The Revolving Credit Facility expires on January 22, 2013.

        In addition, our wholly owned subsidiary Ares Capital CP Funding LLC ("Ares Capital CP") is party to a revolving funding facility, which, as amended, currently provides for up to $400.0 million of borrowings (the "Revolving Funding Facility" and, together with the Revolving Credit Facility, the "Facilities"). The Revolving Funding Facility provides for a three-year reinvestment period until January 18, 2014 (with two one-year extension options, subject to our and the lenders' consent) and has a stated maturity of January 18, 2016 (with two one-year extension options, subject to our and the lenders' consent).

        Through our wholly owned subsidiary ARCC CLO 2006 LLC ("ARCC CLO") we completed a $400.0 million debt securitization referred to herein as the "Debt Securitization" and issued approximately $314.0 million aggregate principal amount of asset-backed notes (including $50.0 million revolving notes, $22.1 million of which were drawn down as of December 31, 2010), which we refer to as the "CLO Notes," to third parties that are secured by a pool of middle-market loans that were purchased or originated by the Company. We retained approximately $86.0 million of certain "BBB" and non-rated securities in the Debt Securitization and had repurchased $34.8 million of various tranches of the CLO Notes as of December 31, 2010. During the year ended December 31, 2010, we repaid $118.5 million of the CLO Notes. The CLO Notes provide for a reinvestment period until June 21, 2011 and mature on December 20, 2019.

        As part of the Allied Acquisition, the Company assumed all outstanding debt obligations of Allied Capital, including Allied Capital's unsecured notes which consisted of $319.9 million principal amount outstanding of unsecured 6.625% Notes due on July 15, 2011 (the "2011 Notes"), $195.6 million principal amount outstanding of unsecured 6.000% Notes due on April 1, 2012 (the "2012 Notes") and $230.0 million principal amount outstanding of unsecured 6.875% Notes due on April 15, 2047 (the "2047 Notes" and, together with the 2011 Notes and the 2012 Notes, the "Allied Unsecured Notes"). Since the closing of the Allied Acquisition through December 31, 2010, the Company purchased $19.4 million aggregate principal amount outstanding of the 2011 Notes and $34.4 million aggregate principal amount outstanding of the 2012 Notes. On February 24, 2011 we notified the holders of our 2011 Notes that we are redeeming the $300.6 million aggregate principal amount of our 2011 Notes remaining outstanding, together with a redemption premium, in accordance with the terms of the indenture governing the 2011 Notes. We expect the redemption to be completed on March 16, 2011. See "Management, Discussion and Analysis—Recent Developments" and Note 19 to the consolidated financial statements for the year ended December 31, 2010 for information on the redemption of the 2011 Notes.

        In October 2010, we issued $200.0 million of unsecured 7.75% senior notes that mature on October 15, 2040 (the "2040 Notes" and, together with the Allied Unsecured Notes, the "Unsecured Notes"). The 2047 Notes and the 2040 Notes are listed on the New York Stock Exchange.

        In January 2011, we issued $575.0 million of convertible senior unsecured notes that mature on February 1, 2016 (the "2016 Convertible Notes"). See "Management, Discussion and Analysis—Recent Developments" and Note 19 to our consolidated financial statements for the year ended December 31, 2010 for information on the issuance of the 2016 Convertible Notes.

        We intend to continue borrowing under the Facilities in the future and we may increase the size of the Facilities or otherwise issue additional debt securities or other evidences of indebtedness in the future.

        For more information on the Company's debt, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources."

REGULATION

        We have elected to be regulated as a BDC under the Investment Company Act and have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). As with other companies regulated by the Investment Company Act, a BDC must adhere to certain substantive regulatory requirements. The Investment Company Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and certain affiliates of those affiliates or underwriters. Among other things, we generally cannot invest in any portfolio company in which funds managed by Ares or any of its downstream affiliates (including Ares Capital Management) (other than Ares Capital and its downstream affiliates) currently has an investment (although we may co-invest on a concurrent basis with other funds managed by Ares or any of its downstream affiliates (including Ares Capital Management), subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures). Some of these co-investments would only be permitted pursuant to an exemptive order from the SEC. We have applied for an exemptive order from the SEC that would permit us to co-invest with funds managed by Ares or its downstream affiliates (including Ares Capital Management). Any such order will be subject to certain terms and conditions. There is no assurance that the application for exemptive relief will be granted by the SEC. Accordingly, we cannot assure you that we will be permitted to co-invest with funds managed by Ares or any of its downstream affiliates (including Ares Capital Management). See "Risk Factors—Risks Relating to Our Business—We may not replicate Ares' historical success and our ability to enter into transactions with Ares and our other affiliates is restricted."

        The Investment Company Act also requires that a majority of our directors be persons other than "interested persons," as that term is defined in the Investment Company Act. In addition, the Investment Company Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless that change is approved by holders of at least a majority of our outstanding voting securities. Under the Investment Company Act, the vote of holders of at least a majority of outstanding voting securities means the vote of the holders of the lesser of: (a) 67% or more of the outstanding shares of our common stock present at a meeting or represented by proxy if holders of more than 50% of the shares of our common stock are present or represented by proxy or (b) more than 50% of the outstanding shares of our common stock.

        We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an "underwriter" as that term is defined in the Securities Act of 1933 (the "Securities Act"). Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies. We may enter into hedging transactions to manage the risks associated with interest rate and currency fluctuations. We may purchase or otherwise receive warrants or options to purchase the common stock of our portfolio companies in connection with acquisition financings or other investments. In connection with such an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances.

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

  •
  to comply with court orders, subpoenas, lawful discovery requests or other legal or regulatory requirements; or

  •
  as allowed or required by applicable law or regulation.

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

        The Company's service providers, such as its investment adviser, administrator and transfer agent, are required to maintain physical, electronic, and procedural safeguards to protect stockholder non-public personal information to prevent unauthorized access or use and to dispose of such information when it is no longer required.

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

AVAILABLE INFORMATION

        We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). This information is available free of charge by calling us collect at (310) 201-4200 or on our website at www.arescapitalcorp.com. The information on our website is not deemed incorporated by reference in this Annual Report. You also may inspect and copy these reports, proxy statements and other information, as well as the Annual Report and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC's Internet site at www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC's Public Reference Room, 100 F Street, NE, Washington, D.C. 20549.

Item 1A.    Risk Factors

RISK FACTORS

        You should carefully consider these risk factors, together with all of the other information included in this Annual Report, including our consolidated financial statements and the related notes thereto, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the net asset value of our common stock and the trading price of our securities could decline, and you may lose all or part of your investment.

RISKS RELATING TO OUR BUSINESS

Capital markets have recently been in a period of disruption and instability. These market conditions materially and adversely affected debt and equity capital markets in the United States, which had, and may in the future have, a negative impact on our business and operations.

        Beginning in 2007, the U.S. capital markets entered into a period of disruption as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While these conditions have improved, there can be no assurance that they will not worsen in the future. If these adverse market conditions return, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2010 Annual Stockholders Meeting, subject to certain determinations required to be made by our board of directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock, at a price below the then current net asset value per share during a period beginning on June 7, 2010 and expiring on the earlier of the one-year anniversary of the date of our 2010 Annual Stockholders Meeting and the date of our 2011 Annual Stockholders Meeting. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the Investment Company Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

        Moreover, market conditions similar to those experienced from 2007 through 2009 could make it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business.

        Given the recent extreme volatility and dislocation in the capital markets, many BDCs have faced, and may in the future face, a challenging environment in which to raise or access capital. At times during the recent significant changes in the capital markets, our ability to raise capital was affected and consequently the pace of our investment activity had slowed. In addition, significant changes in the capital markets, including the recent extreme volatility and disruption, has had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can adversely affect our investment valuations. Further, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse impact on our business, financial condition or results of operations.

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

We are dependent upon certain key personnel of Ares for our future success and upon their access to other Ares' investment professionals.

        We depend on the diligence, skill and network of business contacts of certain key personnel of the Ares Global Private Debt Group. We also depend, to a significant extent, on access to the investment professionals of other groups within Ares and the information and deal flow generated by Ares' investment professionals in the course of their investment and portfolio management activities. Our future success depends on the continued service of the key personnel of the Ares Global Private Debt Group. The departure of any of these individuals, or of a significant number of the investment professionals or partners of Ares, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure you that Ares Capital Management will remain our investment adviser or that we will continue to have access to Ares' investment professionals or its information and deal flow.

Our financial condition and results of operations depend on our ability to manage future growth effectively.

        Our ability to achieve our investment objective depends on our ability to acquire suitable investments and monitor and administer those investments, which depends, in turn, on our investment adviser's ability to identify, invest in and monitor companies that meet our investment criteria.

        Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of the investment adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of our investment adviser's investment committee have substantial responsibilities in connection with their roles at Ares and with the other Ares funds, as well as responsibilities under the investment advisory and management agreement. They may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, Ares will need to hire, train, supervise, manage and retain new employees. However, we cannot assure you that we will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

        In addition, as we grow, we may open up new offices in new geographic regions that may increase our direct operating expenses without corresponding revenue growth.

We may be unable to realize the benefits anticipated by the Allied Acquisition or it may take longer than anticipated to achieve such benefits.

        On April 1, 2010, we consummated the Allied Acquisition. The realization of certain benefits anticipated as a result of the Allied Acquisition will depend in part on the continued integration of Allied Capital's investment portfolio and business with our investment portfolio and business. The dedication of management resources to the legacy Allied portfolio may detract attention from our day-to-day business, including new origination activity, and there can be no assurance that there will not be material adverse consequences to our business, financial condition and results of operations.

        Further, as a result of the Allied Acquisition, Allied Capital's equity investments, including equity investments larger than those we have traditionally made and controlled portfolio company equity investments, became part of our portfolio. We intend to actively seek opportunities over time to dispose of certain of the assets that were acquired in the Allied Acquisition, particularly non-yielding equity investments, as well as lower or non-yielding debt investments and investments that may not be core to our investment strategy, and generally rotate them into higher-yielding first and second lien senior loans and mezzanine debt investments. However, there can be no assurance that this strategy will be successful. See "Management's Discussion and Analysis of Financial Condition and Results of Operations- Portfolio and Investment Activity" for further information on the rotation and repositioning of investments acquired as part of the Allied Acquisition.

Our ability to grow depends on our ability to raise capital.

        We will need to periodically access the capital markets to raise cash to fund new investments. We have elected to be treated as a RIC and operate in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs. Among other things, in order to maintain our RIC status, we must distribute to our stockholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income, and, as a result, such distributions will not be available to fund investment originations. We must continue to borrow from financial institutions and issue additional securities to fund our growth. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

        In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue senior securities, such that our asset coverage, as defined in the Investment Company Act, equals at least 200% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. The amount of leverage that we employ will depend on our investment adviser's and our board of directors' assessments of market and other factors at the time of any proposed borrowing or issuance of senior securities. We cannot assure you that we will be able to maintain our current Facilities, obtain other lines of credit or issue senior securities at all or on terms acceptable to us.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

        We may issue senior securities or borrow money from banks or other financial institutions, up to the maximum amount permitted by the Investment Company Act. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as defined in the Investment Company Act, equals at least 200% after each such incurrence or issuance. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. In addition, our inability to satisfy this test could cause an event of default under our existing indebtedness. If we cannot satisfy this test, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2010, our asset coverage for senior securities was 321%.

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

        At our 2010 Annual Stockholders Meeting, subject to certain determinations required to be made by our board of directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock, at a price below the then current net asset value per share during a period beginning on June 7, 2010 and expiring on the earlier of the one-year anniversary of the date of our 2010 Annual Stockholders Meeting and the date of our 2011 Annual Stockholder Meeting.

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

        Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We currently borrow under our Facilities and have issued or assumed other senior securities, and in the future may borrow from, or issue additional senior securities to, banks, insurance companies, funds, institutional investors and other lenders and investors. Lenders and holders of such senior securities have fixed dollar claims on our consolidated assets that are superior to the claims of our common stockholders or any preferred stockholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value per share of our common stock to increase more sharply than it would have had we not incurred leverage.

        Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not incurred leverage. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would had we not incurred leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not incurred leverage. Such a decline could negatively affect our ability to make common stock dividend payments. There can be no assurance that a leveraging strategy will be successful.

        As of December 31, 2010, we had $388.1 million in principal amount outstanding under our Facilities, $155.3 million in aggregate principal amount outstanding of the CLO Notes (excluding the Retained Notes (as defined below)), $691.8 million in aggregate principal amount outstanding of the Allied Unsecured Notes and $200 million in aggregate principal amount outstanding of the 2040 Notes. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2010 total assets of at least 1.6%. The weighted average stated interest rate charged on our borrowings as of December 31, 2010 was 5.2%. We intend to continue borrowing under the Facilities in the future and we may increase the size of the Facilities or issue additional debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our investment adviser's and our board of directors' assessments of market and other factors at the time of any proposed borrowing.

        Our Facilities, the CLO Notes, the Unsecured Notes and the 2016 Convertible Notes impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC. A failure to renew our Facilities or to add new or replacement debt facilities or issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition or results of operations.

        The following table illustrates the effect on return to a holder of our common stock of the leverage created by our use of borrowing at the weighted average stated interest rate of 5.2% as of December 31, 2010, together with (a) our total value of net assets as of December 31, 2010; (b) $1,435.1 million of principal indebtedness outstanding as of December 31, 2010 and (c) hypothetical annual returns on our portfolio of minus 15% to plus 15%.

Assumed Return on Portfolio (Net of Expenses)(1)	-15%	-10%	-5%	0%	5%	10%	15%
Corresponding Return to Common Stockholders(2)	-25%	-17%	-10%	-2%	5%	13%	20%

(1)
The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table.

(2)
In order to compute the "Corresponding Return to Common Stockholders," the "Assumed Return on Portfolio" is multiplied by the total value of our assets at December 31, 2010 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 5.2% by the $1,435.1 million of principal debt) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of December 31, 2010 to determine the "Corresponding Return to Common Stockholders."

In addition to regulatory requirements that restrict our ability to raise capital, the Facilities, the CLO Notes, the Unsecured Notes and the 2016 Convertible Notes contain various covenants that, if not complied with, could accelerate repayment under the Facilities, the CLO Notes, the Unsecured Notes and the 2016 Convertible Notes, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

        The agreements governing the Facilities, the CLO Notes, the Unsecured Notes and the 2016 Convertible Notes require us to comply with certain financial and operational covenants. These covenants include:

  •
  restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets;

  •
  restrictions on our ability to incur liens; and

  •
  maintenance of a minimum level of stockholders' equity.

        As of the date of this Annual Report, we are in material compliance with the covenants of the Facilities, the CLO Notes, the Unsecured Notes and the 2016 Convertible Notes. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. For example, depending on the condition of the public debt and equity markets and pricing levels, net unrealized depreciation in our portfolio may increase in the future. Any such increase could result in our inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of stockholders' equity.

        Accordingly, although we believe we will continue to be in compliance, there are no assurances that we will continue to comply with the covenants in the Facilities, the CLO Notes, the Unsecured Notes and the 2016 Convertible Notes. Failure to comply with these covenants could result in a default under the Revolving Credit Facility, the Revolving Funding Facility, the CLO Notes, the Unsecured Notes or the 2016 Convertible Notes, that, if we were unable to obtain a waiver from the lenders under the Revolving Credit Facility, the purchasers under the Revolving Funding Facility or the trustee or holders of the CLO Notes, the Unsecured Notes or the 2016 Convertible Notes, as applicable, could accelerate repayment under such indebtedness and thereby have a material adverse impact on our business, financial condition and results of operations.

Our credit ratings may change and as a result the cost and flexibility under our debt instruments may change.

        As of December 31, 2010, we had a long-term counterparty credit rating from Standard & Poor's Ratings Service of "BBB," a long-term issuer default rating from Fitch Ratings of "BBB" and a long-term issuer rating from Moody's Investor Service of "Ba1." Interest expense on our Revolving Credit Facility and the Revolving Funding Facility is based on a pricing grid that fluctuates depending on our credit ratings. There can be no assurance that our ratings will be maintained. If our ratings are downgraded, our cost of borrowing will increase.

        In addition, if the ratings of our CLO Notes are downgraded, our ability to engage in certain transactions in respect of the investments held in the Debt Securitization, among other things, may under certain circumstances be restricted and certain principal proceeds may under certain circumstances be required to be used to further reduce the outstanding principal balance of the CLO Notes. There can be no assurance that the CLO Notes ratings will be maintained.

        In addition, ratings agencies are required to make substantial changes to their ratings policies and practices as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which President Obama signed into law on July 21, 2010. There can be no assurance that such changes will not affect our ratings.

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

        We do not seek to compete primarily based on the interest rates we offer and we believe that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. Rather, we compete with our competitors based on our existing investment platform, seasoned investment professionals, experience and focus on middle-market companies, disciplined investment philosophy, extensive industry focus and flexible transaction structuring. For a more detailed discussion of these competitive advantages, see "Business—Competitive Advantages."

        We may lose investment opportunities if we do not match our competitors' pricing, terms and structure. If we match our competitors' pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss. As a result of operating in such a competitive environment, we may make investments that are on less favorable terms than what we may have originally anticipated, which may impact our return on these investments.

We may be subject to certain corporate-level taxes regardless of whether we continue to qualify as a RIC.

        We have elected to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on our income and gain that we distribute to our stockholders as dividends on a timely basis. To qualify as a RIC, we must meet certain income source, asset diversification and annual distribution requirements (and will pay such tax on any undistributed income). We may also be subject to certain U.S. federal excise taxes, as well as state, local and foreign taxes.

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

        To qualify as a RIC, we must also meet certain annual income source requirements at the end of each taxable year and asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to (a) dispose of certain investments quickly or (b) raise additional capital to prevent the loss of RIC status. Because most of our investments are in private companies and are generally illiquid, any such dispositions may be at disadvantageous prices and may result in losses. Also, the rules applicable to our qualification as a RIC are complex with many areas of uncertainty. Accordingly, no assurance can be given that we have qualified or will qualify as a RIC. If we fail to qualify as a RIC for any reason and become subject to regular "C" corporation income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders. The recently enacted "Regulated Investment Company Modernization Act of 2010," which is effective for 2011 and later tax years, provides some relief from RIC disqualification due to failures of the income source and asset diversification requirements, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the income source or asset diversification requirements.

We may have difficulty paying our required distributions under applicable tax rules if we recognize income before or without receiving cash representing such income.

        For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount or increases in loan balances are included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash, including, for example, non-cash income from PIK securities, deferred payment securities or hedging and foreign currency transactions.

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

        Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. In the past, we have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. Hedging transactions may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

        Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to 10 years. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term securities. A decline in the prices of the debt we own could adversely affect the trading price of our shares. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

Many of our portfolio investments are not publicly traded and, as a result, the fair value of these investments may not be readily determinable.

        A large percentage of our portfolio investments are not publicly traded. The fair value of investments that are not publicly traded may not be readily determinable. We value these investments quarterly at fair value as determined in good faith by our board of directors based on the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period. The valuation process is conducted at the end of each fiscal quarter, with approximately 50% (based on value) of our valuations of portfolio companies without readily available market quotations subject to review by an independent valuation firm each quarter. However, we may use additional independent valuation firms to review the value of our investments more frequently, including in connection with the occurrence of significant events or changes in value affecting a particular investment. The types of factors that may be considered in valuing our investments include the enterprise value of the portfolio company (an estimate of the total fair value of the portfolio company's debt and equity), the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed and may differ materially from the values that we may ultimately realize. Our net asset value per share could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we realize upon disposition of such investments.

The lack of liquidity in our investments may adversely affect our business.

        As we generally make investments in private companies, substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we could realize significantly less than the value at which we have recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or an affiliated manager of Ares has material non-public information regarding such portfolio company.

We may experience fluctuations in our quarterly results.

        We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rates payable on the debt investments we make, the default rates on such investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

There are significant potential conflicts of interest that could impact our investment returns.

        Certain of our executive officers and directors, and members of the investment committee of our investment adviser, serve or may serve as officers, directors or principals of other entities and affiliates of our investment adviser and investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders' best interests or that may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. Certain members of our investment adviser's investment committee have significant responsibilities for other Ares funds. For example, Messrs. Ressler and Rosenthal are required to devote a substantial majority of their business time to the affairs of ACOF. Similarly, although the professional staff of our investment adviser will devote as much time to the management of the Company as appropriate to enable our investment adviser to perform its duties in accordance with the investment advisory and management agreement, the professional staff of our investment adviser may have conflicts in allocating their time and services among the Company, on the one hand, and investment vehicles managed by Ares or one or more of its affiliates, on the other hand. These activities could be viewed as creating a conflict of interest insofar as the time and effort of the professional staff of our investment adviser and its officers and employees will not be devoted exclusively to the business of the Company but will instead be allocated between the business of the Company and the management of these other investment vehicles. However, Ares believes that the efforts of such individuals are synergistic with and beneficial to the affairs of Ares Capital, ACOF and these other investment vehicles managed by Ares or its affiliates.

        In addition, certain Ares funds may have investment objectives that compete or overlap with, and may from time to time invest in asset classes similar to those targeted by, Ares Capital. Consequently, we, on the one hand, and these other entities, may from time to time pursue the same or similar capital and investment opportunities. Ares Capital Management endeavors to allocate investment opportunities in a fair and equitable manner, and in any event consistent with any fiduciary duties owed to Ares Capital. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds managed by investment managers affiliated with our investment adviser. In addition, there may be conflicts in the allocation of investment opportunities among us and the funds managed by us or one or more of our controlled affiliates, including IHAM, or among the funds they manage. We may or may not participate in investments made by funds managed by us or one or more of our controlled affiliates.

        We have from time to time sold assets to certain funds managed by IHAM and, as part of our investment strategy, we may offer to sell additional assets to funds managed by us and/or one or more of our controlled affiliates (including IHAM) or we may purchase assets from funds managed by us and/or one or more of our controlled affiliates. In addition, funds managed by us or one or more of our controlled affiliates may offer assets to or may purchase assets from one another. While assets may be sold or purchased at prices that are consistent with those that could be obtained from third parties in the marketplace, and although these types of transactions generally require approval of one or more independent parties, there may be an inherent conflict of interest in such transactions between us and funds managed by us or one of our controlled affiliates.

        We pay management and incentive fees to Ares Capital Management, and reimburse Ares Capital Management for certain expenses it incurs. In addition, investors in our common stock will invest on a gross basis and receive distributions on a net basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments.

        Ares Capital Management's management fee is based on a percentage of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) and Ares Capital Management may have conflicts of interest in connection with decisions that could affect our total assets, such as decisions as to whether to incur indebtedness or to make future investments.

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

        Pursuant to our administration agreement, Ares Operations, an affiliate of Ares Capital Management, furnishes us with administrative services and we pay Ares Operations at cost our allocable portion of overhead and other expenses (including travel expenses) incurred by Ares Operations in performing its obligations under our administration agreement, including our allocable portion of the cost of certain of our officers (including our chief compliance officer, chief financial officer, general counsel, secretary and treasurer) and their respective staffs.

        Our portfolio company, IHAM, is party to the IHAM administration agreement with Ares Operations. Pursuant to the IHAM administration agreement, our administrator provides IHAM with office facilities, equipment, clerical, bookkeeping and record keeping services, and the services of certain personnel to perform research and related services, services of, and oversight of, custodians, depositories, accountants, attorneys, underwriters and such other persons in any other capacity deemed to be necessary. Under the IHAM administration agreement, IHAM reimburses our administrator for all of the actual costs associated with such services, including its allocable portion of our administrator's overhead and the cost of our administrator's officers and respective staff in performing its obligations under the IHAM administration agreement. Prior to entering into the IHAM administration agreement, IHAM was party to a services agreement with Ares Capital Management, pursuant to which Ares Capital Management provided similar services.

        We recently entered into a new office lease that will expire in February 2026 pursuant to which we will lease new office facilities from a third party and start to pay rent in May 2011. We also entered into separate subleases with Ares Management and IHAM, pursuant to which Ares Management and IHAM will sublease approximately 15% and 20%, respectively, of the new office space, for a fixed rent equal to 15% and 20%, respectively, of the basic annual rent payable by us under the new office lease, plus certain additional costs and expenses.

        As a result of the arrangements described above, there may be times when the management team of Ares (including those members of management focused primarily on managing Ares Capital) have interests that differ from those of our stockholders, giving rise to a conflict.

        Our stockholders may have conflicting investment, tax and other objectives with respect to their investments in us. The conflicting interests of individual stockholders may relate to or arise from, among other things, the nature of our investments, the structure or the acquisition of our investments, and the timing of dispositions of our investments. As a consequence, conflicts of interest may arise in connection with decisions made by our investment adviser, including with respect to the nature or structuring of our investments, that may be more beneficial for one stockholder than for another stockholder, especially with respect to stockholders' individual tax situations. In selecting and structuring investments appropriate for us, our investment adviser will consider the investment and tax objectives of the Company and our stockholders, as a whole, not the investment, tax or other objectives of any stockholder individually.

Changes in laws or regulations governing our operations or the operations of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, such as the Dodd-Frank Act, and any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

        We and our portfolio companies are subject to regulation by laws and regulations at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may be changed from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

        On July 21, 2010, President Obama signed into law the Dodd-Frank Act. Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. In particular, Title IV of the Dodd-Frank Act, the Private Fund Investment Advisers Registration Act of 2010 (the "Advisers Registration Act"), becomes effective one year after the date of enactment and eliminates the "private adviser exemption" from SEC registration currently contained in Section 203(b)(3) of the Advisers Act. This provision exempted from registration investment advisers who do not hold themselves out to the public as investment advisers and have fewer than 15 clients. As a result, many investment advisers to private funds (with some exceptions) will be required to register with the SEC and will become subject to substantial regulatory reporting and recordkeeping requirements regarding the private funds they advise. Consequently, the Advisers Registration Act will likely require our wholly owned portfolio company, IHAM, to register as an investment adviser under the Advisers Act. This would require IHAM to comply with the regulatory restrictions and obligations imposed on registered investment advisers generally. In addition, as a BDC, we are currently restricted in our ability to invest in a registered investment adviser.

        We currently intend to seek relief from the SEC to enable us to continue to invest in IHAM; however, there can be no assurance that such relief will be granted. If we are not able to obtain such relief, we may not be able to make future investments in IHAM, which could harm IHAM's business and the performance of our investment in IHAM.

        While the impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

Our investment adviser's liability is limited under the investment advisory and management agreement, and we are required to indemnify our investment adviser against certain liabilities, which may lead our investment adviser to act in a riskier manner on our behalf than it would when acting for its own account.

        Our investment adviser has not assumed any responsibility to us other than to render the services described in the investment advisory and management agreement, and it will not be responsible for any action of our board of directors in declining to follow our investment adviser's advice or recommendations. Pursuant to the investment advisory and management agreement, our investment adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entity affiliated with it will not be liable to us for their acts under the investment advisory and management agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our investment adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entity affiliated with it with respect to all damages, liabilities, costs and expenses resulting from acts of our investment adviser not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the investment advisory and management agreement. These protections may lead our investment adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See "Risk Factors—Risks Relating to Our Investments—Our investment adviser's incentive fee may induce Ares Capital Management to make certain investments, including speculative investments."

We may be obligated to pay our investment adviser incentive compensation even if we incur a loss.

        Our investment adviser is entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our pre-incentive fee net investment income for that quarter (before deducting incentive compensation and certain other items) above a threshold return for that quarter. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses or depreciation that we may incur in the fiscal quarter, even if such capital losses or depreciation result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our investment adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.

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

        If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Our investment adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never receive as a result of a default on the obligation that resulted in the accrual of such income.

We may not replicate Ares' historical success and our ability to enter into transactions with Ares and our other affiliates is restricted.

        We cannot assure you that Ares Capital will replicate Ares' historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by other Ares managed funds.

        Further, we and certain of our controlled affiliates are prohibited under the Investment Company Act from knowingly participating in certain transactions with our upstream affiliates, or our investment adviser and its affiliates, without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our upstream affiliate for purposes of the Investment Company Act and we are generally prohibited from buying or selling any security (other than our securities) from or to such affiliate, absent the prior approval of our independent directors. The Investment Company Act also prohibits "joint" transactions with an upstream affiliate, or our investment adviser or its affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors. In addition, we and certain of our controlled affiliates are prohibited from buying or selling any security from or to, or entering into joint transactions with, our investment adviser and its affiliates, or any person who owns more than 25% of our voting securities or is otherwise deemed to control, be controlled by, or be under common control with us, absent the prior approval of the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance). The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing.

        We have applied for an exemptive order from the SEC that would permit us and certain of our controlled affiliates to co-invest with funds managed by Ares. Any such order, if issued, will be subject to certain terms and conditions and there can be no assurance that such order will be granted by the SEC. Accordingly, we cannot assure you that we or our controlled affiliates will be permitted to co-invest with funds managed by Ares, other than in the limited circumstances currently permitted by regulatory guidance or in the absence of a joint transaction.

RISKS RELATING TO OUR INVESTMENTS

Recent unprecedented declines in market prices and liquidity in the corporate debt markets resulted in significant net unrealized depreciation of our portfolio in the recent past, reducing our net asset value, and such conditions may occur again in the future.

        As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our board of directors. We may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (an estimate of the total fair value of the portfolio company's debt and equity), the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company's securities to similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio reduced our net asset value at such time by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer unrealized losses in future periods as well, which could have a material adverse impact on our business, financial condition and results of operations.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

        Many of our portfolio companies may be susceptible to economic slowdowns or recessions (including the recent economic downturn that began in 2007 and slowdowns or recessions less severe) and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results. We have recently experienced to some extent such effects during the recent economic downturn and may experience such effects again in the future.

        A portfolio company's failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and jeopardize our portfolio company's ability to meet its obligations under the debt that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

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

  •
  there is generally little public information about these companies. These companies and their financial information are not subject to the Exchange Act and other regulations that govern public companies, and we may be unable to uncover all material information about these companies, which may prevent us from making a fully informed investment decision and cause us to lose money on our investments;

  •
  they generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

  •
  our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

  •
  they may have difficulty accessing the capital markets to meet future capital needs.

Our debt investments may be risky and we could lose all or part of our investment.

        The debt that we invest in is typically not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than "Baa3" by Moody's Investors Service, lower than "BBB-" by Fitch Ratings or lower than "BBB-" by Standard & Poor's Rating Service). Indebtedness of below investment grade quality is regarded as having predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. Therefore, our investments may result in an above average amount of risk and volatility or loss of principal. We also invest in assets other than first and second lien and mezzanine debt investments, including high-yield securities, U.S. government securities, credit derivatives and other structured securities and certain direct equity investments. These investments entail additional risks that could adversely affect our investment returns.

        In addition, to the extent interest payments associated with such debt are deferred, such debt will be subject to greater fluctuations in value based on changes in interest rates. Also, such debt could subject us to phantom income, and since we generally do not receive any cash prior to maturity of the debt, the investment is of greater risk.

Investments in equity securities, many of which are illiquid with no readily available market, involve a substantial degree of risk.

        We may purchase common and other equity securities. Although common stock has historically generated higher average total returns than fixed income securities over the long-term, common stock also has experienced significantly more volatility in those returns and in recent years has significantly under performed relative to fixed income securities. The equity securities we acquire may fail to appreciate and may decline in value or become worthless and our ability to recover our investment will depend on our portfolio company's success. Investments in equity securities involve a number of significant risks, including:

  •
  any equity investment we make in a portfolio company could be subject to further dilution as a result of the issuance of additional equity interests and to serious risks as a junior security that will be subordinate to all indebtedness (including trade creditors) or senior securities in the event that the issuer is unable to meet its obligations or becomes subject to a bankruptcy process;

  •
  to the extent that the portfolio company requires additional capital and is unable to obtain it, we may not recover our investment; and

  •
  in some cases, equity securities in which we invest will not pay current dividends, and our ability to realize a return on our investment, as well as to recover our investment, will be dependent on the success of the portfolio company. Even if the portfolio company is successful, our ability to realize the value of our investment may be dependent on the occurrence of a liquidity event, such as a public offering or the sale of the portfolio company. It is likely to take a significant amount of time before a liquidity event occurs or we can otherwise sell our investment. In addition, the equity securities we receive or invest in may be subject to restrictions on resale during periods in which it could be advantageous to sell them.

        There are special risks associated with investing in preferred securities, including:

  •
  preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for tax purposes before we receive such distributions;

  •
  preferred securities are subordinated to debt in terms of priority to income and liquidation payments, and therefore will be subject to greater credit risk than debt;

  •
  preferred securities may be substantially less liquid than many other securities, such as common stock or U.S. government securities; and

  •
  generally, preferred security holders have no voting rights with respect to the issuing company, subject to limited exceptions.

        Additionally, when we invest in first and second lien senior loans or mezzanine debt, we may acquire warrants or other equity securities as well. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

        We may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to certain exceptions to the Investment Company Act and in advisers to similar investment funds and, to the extent we so invest, will bear our ratable share of any such company's expenses, including management and performance fees. We will also remain obligated to pay management and incentive fees to Ares Capital Management with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each of our common stockholders will bear his or her share of the management and incentive fee of Ares Capital Management as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.

        As a result of the Allied Acquisition, Allied Capital's equity investments, including equity investments larger than those we have traditionally made and controlled portfolio company equity investments, became part of our portfolio. We intend to actively seek opportunities over time to dispose of certain of these investments and generally rotate them into higher-yielding first and second lien senior loans and mezzanine debt or other investments. However, there can be no assurance that this strategy will be successful.

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

        Our portfolio companies may have, or may be permitted to incur, other debt, or issue other equity securities, that rank equally with, or senior to, our investments. By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company typically are entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such holders, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with our investments, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

When we are a debt or minority equity investor in a portfolio company, we may not be in a position to exert influence on the entity, and stockholders and management of the company may make decisions that could decrease the value of our portfolio holdings.

        When we make debt or minority equity investments, we are subject to the risk that a portfolio company may make business decisions with which we disagree and the stockholders and management of such company may take risks or otherwise act in ways that do not serve our interests. As a result, a portfolio company may make decisions that could decrease the value of our investment.

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

Our investment adviser's incentive fee may induce it to make certain investments, including speculative investments.

        The incentive fee payable by us to Ares Capital Management may create an incentive for Ares Capital Management to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to our investment adviser is determined, which is calculated as a percentage of the return on invested capital, may encourage our investment adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock. In addition, our investment adviser will receive the incentive fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, our investment adviser may have a tendency to invest more in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

        The part of the incentive fee payable by us that relates to our pre-incentive fee net investment income will be computed and paid on income that may include interest that is accrued but not yet received in cash. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Our investment adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on such accrued interest that we never actually receive.

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

Our investments in foreign companies may involve significant risks in addition to the risks inherent in U.S. investments. We may also expose ourselves to risks if we engage in hedging transactions.

        Our investment strategy contemplates potential investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

        Although most of our investments will be U.S. dollar denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.

        We have and may in the future enter into hedging transactions, which may expose us to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter-party credit risk.

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

        The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. See also "Risk Factors—Risk Relating to our Business—We are exposed to risks associated with changes in interest rates."

The Allied Acquisition may have triggered certain "change of control" provisions and other restrictions in certain of our and Allied Capital's contracts and the failure to obtain any required consents or waivers could adversely impact us.

        Certain agreements of Allied Capital and Ares Capital or their controlled affiliates may have required a consent, amendment or waiver of one or more counterparties in connection with the Allied Acquisition. Our failure to have obtained any such consent, amendment or waiver may permit such counterparties to terminate, or otherwise increase their rights or our obligations under, any such agreement because the Allied Acquisition may have violated an anti-assignment, change of control or other provision. As a result, we may have to seek to replace that agreement with a new agreement or seek a waiver or amendment to such agreement. We cannot assure you that we will be able to replace, amend or obtain a waiver under any such agreement on comparable terms or at all.

RISKS RELATING TO OUR COMMON STOCK

Our shares of common stock have traded at a discount from net asset value and may do so again in the future, which could limit our ability to raise additional equity capital.

        Shares of closed-end investment companies frequently trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to predict whether any shares of our common stock will trade at, above, or below net asset value. In the recent past, including during much of 2009, the stocks of BDCs as an industry, including at times shares of our common stock, traded below net asset value and at near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2010 Annual Stockholders Meeting, subject to certain determinations required to be made by our board of directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock, at a price below the then current net asset value per share during a period beginning on June 7, 2010 and expiring on the earlier of the one-year anniversary of the date of our 2010 Annual Stockholders Meeting and the date of our 2011 Annual Stockholders Meeting.

There is a risk that investors in our common stock may not receive dividends or that our dividends may not grow over time.

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

        In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution. See "Dividend/Distribution Policy."

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

        The Maryland General Corporation Law, our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control of Ares Capital or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the Investment Company Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (the "Control Share Acquisition Act") acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such an offer.

        We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our board of directors in three classes serving staggered three-year terms, and provisions of our charter authorizing our board of directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our charter, without stockholder approval, to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may discourage, delay, defer, make more difficult or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

Investing in our common stock may involve an above average degree of risk.

        The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our securities may not be suitable for someone with lower risk tolerance.

The market price of our common stock may fluctuate significantly.

        The capital and credit markets have recently experienced a period of extreme volatility and disruption that began in 2007. The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

  •
  significant volatility in the market price and trading volume of securities of publicly traded RICs, BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

  •
  price and volume fluctuations in the overall stock market from time to time;

  •
  changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to RICs or BDCs;

  •
  loss of our RIC status;

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

  •
  future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities, including the 2016 Convertible Notes;

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

Our stockholders will experience dilution in their ownership percentage if they opt out of our dividend reinvestment plan.

        All dividends declared in cash payable to stockholders that are participants in our dividend reinvestment plan are automatically reinvested in shares of our common stock. As a result, our stockholders that opt out of our dividend reinvestment plan will experience dilution in their ownership percentage of our common stock over time.

Our stockholders may experience dilution upon the conversion of the 2016 Convertible Notes.

        The 2016 Convertible Notes are convertible into shares of our common stock beginning August 15, 2015 or, under certain circumstances, earlier. Upon conversion, we have the choice to pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. The current conversion price of the 2016 Convertible Notes is approximately $19.13 per share of common stock, subject to adjustment in certain circumstances. If we elect to deliver shares of common stock upon a conversion at the time our tangible book value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the 2016 Convertible Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.

Our stockholders may receive shares of our common stock as dividends, which could result in adverse tax consequences to them.

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

        Sales of substantial amounts of our common stock, or the availability of such common stock for sale (including as a result of the conversion of our 2016 Convertible Notes into common stock), could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We do not own any real estate or other physical properties materially important to our operation. Our headquarters are currently located at 245 Park Avenue, 44th Floor, New York, New York 10167. We rent the office space directly from a third party pursuant to a lease that expires in February 2026. We also entered into separate subleases with Ares Management and IHAM, pursuant to which Ares Management and IHAM will sublease approximately 15% and 20%, respectively, of the new office space, for a fixed rent equal to 15% and 20%, respectively, of the basic annual rent payable by us under the new office lease, plus certain additional costs and expenses.

Item 3.    Legal Proceedings

        We are party to certain lawsuits in the normal course of business. Allied Capital was also involved in various other legal proceedings that we assumed in connection with the Allied Acquisition. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any such open legal proceedings cannot at this time be predicted with certainty, we do not expect these matters will materially affect our financial condition or results of operations.

Item 4.    Submission Of Matters To A Vote Of Security Holders

        No matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2010.

 PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

PRICE RANGE OF COMMON STOCK

        Our common stock is traded on The NASDAQ Global Select Market under the symbol "ARCC." We completed our initial public offering in October 2004 at a price of $15.00 per share. Prior to October 2004, there was no public market for our common stock. Our common stock has historically traded at prices both above and below our net asset value per share. It is not possible to predict whether our common stock will trade at, above or below net asset value. See "Risk Factors—Risks Relating to our Common Stock—Our shares of common stock may trade at discounts from net asset value, which limits our ability to raise additional equity capital."

        The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock as reported on The NASDAQ Global Select Market and the dividends declared by us for each fiscal quarter for the years ended December 31, 2009 and 2010. On February 25, 2011, the last reported closing sales price of our common stock on The NASDAQ Global Select Market was $17.66 per share, which represented a premium of approximately 18% to the net asset value per share reported by us as of December 31, 2010.

		Price Range
	Net Asset Value(1)			Cash Dividend Per Share(2)
		High	Low
Fiscal 2009
First quarter	$11.20	$7.39	$3.21	$0.42
Second quarter	$11.21	$8.31	$4.53	$0.35
Third quarter	$11.16	$11.02	$7.04	$0.35
Fourth quarter	$11.44	$12.71	$10.21	$0.35
Fiscal 2010
First quarter	$11.78	$14.82	$11.75	$0.35
Second quarter	$14.11	$16.40	$12.53	$0.35
Third quarter	$14.43	$15.89	$12.44	$0.35
Fourth quarter	$14.92	$17.26	$15.64	$0.35

(1)
Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.

(2)
Represents the dividend declared in the relevant quarter.

HOLDERS

        As of February 25, 2011, there were 2,177 holders of record of our common stock (including Cede & Co.).

 DIVIDEND/DISTRIBUTION POLICY

        We currently intend to distribute quarterly dividends or distributions to our stockholders. Our quarterly dividends or distributions, if any, are determined by our board of directors.

        The following table summarizes our dividends and distributions declared during 2009 and 2010:

Date Declared	Record Date	Payment Date	Amount
March 2, 2009	March 16, 2009	March 31, 2009	$0.42
May 7, 2009	June 15, 2009	June 30, 2009	$0.35
August 6, 2009	September 15, 2009	September 30, 2009	$0.35
November 5, 2009	December 15, 2009	December 31, 2009	$0.35

Total declared for 2009			$1.47

February 25, 2010	March 15, 2010	March 31, 2010	$0.35
May 10, 2010	June 15, 2010	June 30, 2010	$0.35
August 5, 2010	September 15, 2010	September 30, 2010	$0.35
November 4, 2010	December 15, 2010	December 31, 2010	$0.35

Total declared for 2010			$1.40

        Of the dividends and distributions declared during the year ended December 31, 2009, $1.36 comprised ordinary income and $0.11 comprised non-dividend distributions. Of the dividends and distributions declared during the year ended December 31, 2010, the entire $1.40 was comprised of ordinary income.

        To maintain our RIC status, we must timely distribute an amount equal to at least 90% of our investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short term taxable gains) to our stockholders. In addition, the Company generally will be required to pay an excise tax equal to 4% of the amount by which 98% of the Company's (i) ordinary income recognized during a calendar year and (ii) net capital gain income, as defined by the Code, recognized for the one year period ending on October 31st of a calendar year exceeds the distributions for the year. For 2011 and beyond, 98.2% of net capital gain income must be distributed to avoid excise tax. The taxable income on which excise tax is paid is generally distributed to stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income for distribution in the following year, and pay any applicable excise tax. For the year ended December 31, 2010 we recorded an excise tax expense of $2.2 million. For the year ended December 31, 2009 we recorded a net excise tax benefit of $0.1 million. We cannot assure you that we will achieve results that will permit the payment of any cash distributions. We maintain an "opt out" dividend reinvestment plan for our common stockholders. As a result, if we declare a cash dividend, then stockholders' cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically opt out of the dividend reinvestment plan so as to receive cash dividends.

RECENT SALES OF UNREGISTERED SECURITIES

        We did not sell any securities during the period covered by this report that were not registered under the Securities Act.

ISSUER PURCHASES OF EQUITY SECURITIES

        For the year ended December 31, 2010, there were no purchases of shares of our common stock by the Company.

 COMPARISON OF CUMULATIVE TOTAL RETURN AMONG ARES CAPITAL
CORPORATION, S&P 500 AND S&P SPECIALIZED FINANCE INDEX

Comparison of Cumulative Five-Year Total Return

SOURCE:	Standard & Poor's Institutional Market Services
NOTES:	Assumes $100 invested on 10/8/2004 (the date of Ares Capital's initial public offering) in Ares Capital, in S&P 500 and in S&P Specialized Finance Index. Assumes all dividends are reinvested on a monthly basis.

	Dec05	Dec06	Dec07	Dec08	Dec09	Dec10
Ares Capital	100	130	110	58	137	199
S&P 500 Index	100	116	122	77	97	112
S&P Specialized Finance Index	100	105	100	35	44	46

        The graph and other information furnished under this Part II Item 5(d) of this Form 10-K shall not be deemed to be "soliciting material" or to be "filed" with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act, as amended.

Item 6.    Selected Consolidated Financial Data

        The following selected financial and other data for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 are derived from our consolidated financial statements which have been audited by KPMG LLP, an independent registered public accounting firm whose report thereon is included elsewhere in this Annual Report. The data should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Annual Report.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(dollar amounts in millions, except per share data)

	As of and For the Year Ended December 31,
	2010	2009	2008	2007	2006
Total Investment Income	$483.4	$245.3	$240.4	$188.9	$120.0
Total Expenses	262.2	111.3	113.2	94.8	58.4

Net Investment Income Before Income Taxes	221.2	134.0	127.2	94.1	61.6

Income Tax Expense (Benefit), Including Excise Tax	5.4	0.6	0.2	(0.8)	4.9

Net Investment Income	215.8	133.4	127.0	94.9	56.7

Net Realized and Unrealized Gains (Losses) on Investments, Foreign Currencies, Extinguishment of Debt and Other Assets	280.1	69.3	(266.5)	(4.1)	13.0

Gain on the Allied Acquisition	195.9	—	—	—	—

Net Increase (Decrease) in Stockholders' Equity Resulting from Operations	$691.8	$202.7	$(139.5)	$90.8	$69.7

Per Share Data:
Net Increase (Decrease) in Stockholder's Equity Resulting from Operations:
Basic(1)	$3.91	$1.99	$(1.56)	$1.34	$1.58
Diluted(1)	$3.91	$1.99	$(1.56)	$1.34	$1.58
Cash Dividend Declared	$1.40	$1.47	$1.68	$1.66	$1.64
Net Asset Value	$14.92	$11.44	$11.27	$15.47	$15.17
Total Assets	$4,562.5	$2,313.5	$2,091.3	$1,829.4	$1,348.0
Total Debt (Carrying Value)	$1,378.5	$969.5	$908.8	$681.5	$482.0
Total Debt (Principal Value)	$1,435.1	$969.5	$908.8	$681.5	$482.0
Total Stockholders' Equity	$3,050.5	$1,257.9	$1,094.9	$1,124.6	$789.4
Other Data:
Number of Portfolio Companies at Period End(2)	170	95	91	78	60
Principal Amount of Investments Purchased	$1,583.9	$575.0	$925.9	$1,251.3	$1,087.5
Principal Amount of Investments Acquired as part of the Allied Acquisition	$1,833.8	$—	$—	$—	$—
Principal Amount of Investments Sold and Repayments	$1,555.1	$515.2	$485.3	$718.7	$430.0
Total Return Based on Market Value(3)	43.6%	119.9%	(45.3)%	(14.8)%	29.1%
Total Return Based on Net Asset Value(4)	31.6%	17.8%	(11.2)%	9.0%	10.7%
Weighted Average Yield of Debt and Income Producing Securities at Fair Value(5):	12.9%	12.7%	12.8%	11.7%	12.0%
Weighted Average Yield of Debt and Income Producing Securities at Amortized Cost(5):	13.2%	12.1%	11.7%	11.6%	11.6%

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

(2)
Includes commitments to portfolio companies for which funding had yet to occur.

(3)
Total return based on market value for the year ended December 31, 2010 equals the increase of the ending market value at December 31, 2010 of $16.48 per share over the ending market value at December 31, 2009 of $12.45 per share plus the declared dividends of $1.40 per share for the year ended December 31, 2010. Total return based on market value for the year ended December 31, 2009 equals the increase of the ending market value at December 31, 2009 of $12.45 per share over the ending market value at December 31, 2008 of $6.33 per share plus the declared dividends of $1.47 per share for the year ended December 31, 2009. Total return based on market value for the year ended December 31, 2008 equals the decrease of the ending market value at December 31, 2008 of $6.33 per share from the ending market value at December 31, 2007 of $14.63 per share plus the declared dividends of $1.68 per share for the year ended December 31, 2008. Total return based on market value for the year ended December 31, 2007 equals the decrease of the ending market value at December 31, 2007 of $14.63 per share from the ending market value at December 31, 2006 of $19.11 per share plus the declared dividends of $1.66 per share for the year ended December 31, 2007. Total return based on market value for the year ended December 31, 2006 equals the increase of the ending market value at December 31, 2006 of $19.11 per share over the ending market value at December 31, 2005 of $16.07 per share plus the declared dividends of $1.64 per share for the year ended December 31, 2006. Total return based on market value is not annualized.

(4)
Total return based on net asset value for the year ended December 31, 2010 equals the change in net asset value during the period (adjusted for share issuances) plus the declared dividends of $1.40 per share for the year ended December 31, 2010, divided by the beginning net asset value. Total return based on net asset value for the year ended December 31, 2009 equals the change in net asset value during the period (adjusted for share issuances) plus the declared dividends of $1.47 per share for the year ended December 31, 2009, divided by the beginning net asset value. Total return based on net asset value for the year ended December 31, 2008 equals the change in net asset value during the period (adjusted for share issuances) plus the declared dividends of $1.68 per share for the year ended December 31, 2008, divided by the beginning net asset value. Total return based on net asset value for the year ended December 31, 2007 equals the change in net asset value during the period (adjusted for share issuances) plus the declared dividends of $1.66 per share for the year ended December 31, 2007, divided by the beginning net asset value. Total return based on net asset value for the year ended December 31, 2006 equals the change in net asset value during the period (adjusted for share issuances) plus the declared dividends of $1.64 per share for the year ended December 31, 2006, divided by the beginning net asset value. Total return based on net asset value is not annualized.

(5)
Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt included in such securities, divided by (b) total debt and income producing securities at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt included in such securities, divided by (b) total income producing securities and debt at amortized cost included in such securities.

Item 7.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        The information contained in this section should be read in conjunction with the Selected Financial Data and our financial statements and notes thereto appearing elsewhere in this Annual Report. In addition, some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Capital Corporation (the "Company," "ARCC," "Ares Capital," "we," "us," or "our"). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

  •
  our, or our portfolio companies', future business, operations, operating results or prospects;

  •
  the return or impact of current and future investments;

  •
  the impact of a protracted decline in the liquidity of credit markets on our business;

  •
  the impact of fluctuations in interest rates on our business;

  •
  the impact of changes in laws or regulations (including interpretation thereof) governing our operations or the operations of our portfolio companies;

  •
  the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

  •
  our ability to successfully integrate our business with the business of Allied Capital, including rotating out of certain investments acquired in connection therewith;

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

        To a lesser extent, we also make preferred and/or common equity investments, which have generally been non-control equity investments, of less than $20 million (usually in conjunction with a concurrent debt investment). However, we may increase the size or change the nature of these investments. Also, as a result of the Allied Acquisition, Allied Capital's equity investments, which included equity investments larger than those we have historically made and controlled portfolio company equity investments, became part of our portfolio. We intend to actively seek opportunities over time to dispose of certain of the assets that were acquired in the Allied Acquisition, particularly non-yielding equity investments, as well as lower or non-yielding debt investments and investments that may not be core to our investment strategy, and generally rotate them into higher-yielding first and second lien senior loans and mezzanine debt investments. However, there can be no assurance that this strategy will be successful.

        We are externally managed by Ares Capital Management, an affiliate of Ares, a global alternative asset manager and an SEC-registered investment adviser, pursuant to an investment advisory and management agreement. Ares Operations, an affiliate of Ares, provides the administrative services necessary for us to operate.

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

Allied Acquisition

        On April 1, 2010, we consummated the Allied Acquisition in an all stock merger whereby each existing share of common stock of Allied Capital was exchanged for 0.325 shares of our common stock. The Allied Acquisition was valued at approximately $908 million as of April 1, 2010. In connection therewith, we issued approximately 58.5 million shares of our common stock to Allied Capital's then-existing stockholders, resulting in our then-existing stockholders owning approximately 69% of the combined company and the then-existing Allied Capital stockholders owning approximately 31% of the combined company.

        Information presented herein as of and for the year ended December 31, 2010 includes the results of operations and financial condition of the combined company following the Allied Acquisition unless otherwise indicated in the footnotes. Information presented herein as of and for the years ended December 31, 2009 and 2008 relate solely to Ares Capital, as it existed before the Allied Acquisition.

PORTFOLIO AND INVESTMENT ACTIVITY

        The Company's investment activity for the years ended December 31, 2010, 2009 and 2008 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	Year Ended December 31,
(dollar amounts in millions)	2010	2009	2008
New investment commitments(1):
New portfolio companies	$774.3	$317.6	$600.5
Existing portfolio companies	933.8	162.2	305.0

Total new investment commitments(5)	1,708.1	479.8	905.5
Less:
Investment commitments exited(2)	1,644.5	604.4	430.3

Net investment commitments	$63.6	$(124.6)	$475.2
Principal amount of investments funded excluding investments acquired as part of the Allied Acquisition:
Senior term debt	$715.3	$289.5	$529.2
Senior subordinated debt	308.7	59.4	336.3
Subordinated Notes of SSLP	391.6	165.0	—
Equity and other	168.3	61.1	60.4

Total	$1,583.9	$575.0	$925.9
Principal amount of investments sold or repaid excluding investments acquired as part of the Allied Acquisition:
Senior term debt	$779.7	$283.4	$448.8
Senior subordinated debt	234.0	202.4	29.0
Subordinated Notes of SSLP	15.4
Equity and other	18.3	29.4	7.4

Total	$1,047.4	$515.2	$485.2
Principal amount of investments acquired as part of the Allied Acquisition:
Senior term debt	$661.1	$—	$—
Senior subordinated debt	746.6	—	—
Collateralized loan obligation	114.3	—	—
Commercial real estate	41.0	—	—
Equity and other	270.8	—	—

Total	$1,833.8	$—	$—
Principal amount of investments acquired as part of the Allied Acquisition sold or repaid:
Senior term debt	$207.7	$—	$—
Senior subordinated debt	227.9	—	—
Collateralized loan obligation	6.5	—	—
Equity and other	66.4	—	—

Total	$508.5	$—	$—

	Year Ended December 31,
(dollar amounts in millions)	2010	2009	2008
Number of new investment commitments(3)(5)	63	33	39
Average new investment commitment amount(5)	$27.1	$14.5	$23.2
Weighted average term for new investment commitments (in months)(5)	61	74	66
Percentage of new investment commitments at floating rates(5)	70.8%	65.2%	27.0%
Percentage of new investment commitments at fixed rates(5)	23.0%	22.2%	65.5%
Weighted average yield of debt and income producing securities(4)(5):
Funded during the period at fair value	13.1%	13.4%	12.6%
Funded during the period at amortized cost	13.2%	13.7%	12.6%
Exited or repaid during the period at fair value	12.9%	13.4%	9.5%
Exited or repaid during the period at amortized cost	12.9%	12.2%	9.8%
Weighted average yield of debt and income producing securities acquired as part of the Allied Acquisition(4):
Funded during the period at fair value and amortized cost	14.0%	—%	—%
Exited or repaid during the period at fair value	11.9%	—%	—%
Exited or repaid during the period at amortized cost	13.2%	—%	—%

(1)
New investment commitments include new agreements to fund revolving credit facilities or delayed draw loans.

(2)
Investment commitments exited for the year ended December 31, 2010 include $527.9 million from the Allied Acquisition.

(3)
Number of new investment commitments represents each commitment to a particular portfolio company.

(4)
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

(5)
Excludes investment commitments acquired as a part of the Allied Acquisition on April 1, 2010.

        As of December 31, 2010 and 2009, investments consisted of the following:

	December 31,
	2010		2009
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior term debt	$1,722.1	$1,695.5	$1,152.4	$1,072.1
Senior subordinated debt	1,055.5	1,014.5	658.8	595.7
Subordinated notes of SSLP	537.5	561.7	165.0	165.0
Collateralized loan obligations	219.3	261.2	55.7	51.4
Equity securities	716.6	751.2	344.5	287.6
Commercial real estate	41.0	33.9	—	—

Total	$4,292.0	$4,318.0	$2,376.4	$2,171.8

        The weighted average yields at fair value and amortized cost of the following portions of our portfolio as of December 31, 2010 and 2009 were as follows:

	As of December 31,
	2010		2009
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Debt and income producing securities	12.9%	13.2%	12.7%	12.1%
Debt and income producing securities for investments acquired as part of the Allied Acquisition	14.0%	15.2%	—%	—%
Total portfolio	10.5%	10.6%	11.2%	10.2%
Senior term debt	10.8%	10.6%	11.4%	10.6%
First lien senior term debt	10.2%	10.3%	10.7%	10.4%
Second lien senior term debt	12.1%	11.3%	12.9%	11.1%
Senior subordinated debt	13.6%	13.1%	13.7%	12.5%
Subordinated Notes of SSLP	15.8%	16.5%	17.0%	17.0%
Collateralized loan obligations	15.7%	18.7%	10.8%	9.9%
Income producing equity securities (excluding collateralized loan obligations)	7.7%	7.7%	9.6%	10.5%

        Below is certain information regarding changes in the investments acquired in the Allied Acquisition since April 1, 2010 through December 31, 2010:

	Investments at Fair Value as of April 1, 2010			Investments at Fair Value as of December 31, 2010			Net Change in Fair Value
(dollar amounts in millions)	$	% of Total Investments	Weighted Average Yield	$	% of Total Investments	Weighted Average Yield	$
Investments with yields less than 10%
Debt with yields less than 10%	$128.3	7.0%	6.5%	$153.6	10.4%	9.7%	$25.3
Debt on non-accrual status	335.6	18.3%	—%	43.9	3.0%	—%	(291.7)
Equity securities	270.8	14.8%	—%	266.4	18.0%	0.3%	(4.4)
Commercial real estate and other	34.5	1.9%	3.3%	24.3	1.6%	3.1%	(10.2)

Total	$769.2	42.0%	1.2%	$488.2	33.0%	3.3%	$(281.0)

Investments with yields equal to or greater than 10%
Debt with yields equal to or greater than 10%	$950.2	51.8%	14.3%	$828.9	56.1%	13.7%	$(121.3)
Collateralized loan obligations	114.4	6.2%	18.9%	160.8	10.9%	19.8%	46.5

Total	$1,064.6	58.0%	14.8%	$989.7	67.0%	14.7%	$(74.8)

Total	$1,833.8	100.0%	9.1%	$1,477.9	100.0%	11.0%	$(355.8)

        Since April 1, 2010 through December 31, 2010, we have decreased the assets comprising the legacy Allied Capital portfolio by approximately $356 million, primarily as a result of exits and repayments of approximately $509 million, offset by an increase in net unrealized appreciation in the portfolio of approximately $82 million, and other increases of approximately $70 million due to fundings of revolving and other commitments of $43 million, PIK interest and accretion of purchase discounts. From April 1, 2010 through December 31, 2010 we also recognized $29 million in net realized gains on the exits and repayments of investments acquired in the Allied Acquisition resulting in total proceeds received from exits and repayments of $538 million. See the Recent Developments section for more information on exits and repayments of investments in the legacy Allied Capital portfolio since December 31, 2010. Ares Capital intends to continue its strategy of rotating and repositioning a portion of the legacy Allied Capital portfolio, with a focus on reducing our holdings of lower and non-yielding investments, investments on non-accrual and investments that may not be core to our investment strategy. However, there can be no assurance that this strategy will be successful. For risks relating to our equity investments, see the "Risk Factors—Risks Relating to Our Investments—Investments in equity securities involve a substantial degree of risk."

        Our investment adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our investment adviser grades the credit risk of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of acquisition), although it may also take into account under certain circumstances the performance of the portfolio company's business, the collateral coverage of the investment and other relevant factors. Under this system, investments with a grade of 4 involve the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit. Investments graded 3 involve a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 3. Investments graded 2 indicate that the risk to our ability to recoup the cost of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due. An investment grade of 1 indicates that the risk to our ability to recoup the cost of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 1, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 1, it is not anticipated that we will be repaid in an amount equal to our full initial cost basis. For investments graded 1 or 2, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.

        Each investment acquired in the Allied Acquisition was initially assessed a grade of 3 (i.e., the grade we generally assign a portfolio company at origination or acquisition) on April 1, 2010, the date of initial acquisition, reflecting the relative risk to our initial cost basis of such investments. Our investment adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of certain of these portfolio investments may be reduced or increased over time.

        Set forth below is the grade distribution of our portfolio companies as of December 31, 2010 and 2009 (dollar amounts in thousands):

	As of December 31, 2010				As of December 31, 2009
(dollar amounts in millions)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 1	$13.5	0.3%	10	5.9%	$7.2	0.3%	8	8.4%
Grade 2	153.9	3.6%	12	7.1%	154.5	7.1%	9	9.5%
Grade 3	3,503.4	81.1%	127	74.7%	1,796.6	82.8%	70	73.7%
Grade 4	647.2	15.0%	21	12.3%	213.5	9.8%	8	8.4%

	$4,318.0	100.0%	170	100.0%	$2,171.8	100.0%	95	100.0%

        As of December 31, 2010, the weighted average grade of the investments in our portfolio (excluding investments acquired in connection with the Allied Acquisition), the investments in our portfolio acquired in connection with the Allied Acquisition and the investments in our portfolio as a whole were each 3.1. The weighted average grade of the investments in our portfolio as of December 31, 2009 was 3.0.

        As of December 31, 2010:

  •
  2.3% of our investments (excluding investments acquired in connection with the Allied Acquisition) at amortized cost (0.3% at fair value) were on non-accrual status;

  •
  1.5% of our investments acquired in connection with the Allied Acquisition at amortized cost (1.0% at fair value) were on non-accrual status; and

  •
  3.8% of the investments in our portfolio as a whole at amortized cost (or 1.3% at fair value) were on non-accrual status.

        As of December 31, 2009, 2.5% of our investments at amortized cost (or 0.5% at fair value) were on non-accrual status.

RESULTS OF OPERATIONS

For the years ended December 31, 2010, 2009 and 2008

        Operating results for the years ended December 31, 2010, 2009 and 2008 are as follows:

	For the Year Ended December 31,
(in millions)	2010	2009	2008
Total Investment Income	$483.4	$245.3	$240.4
Total Expenses	262.2	111.3	113.2

Net Investment Income Before Income Taxes	221.2	134.0	127.2
Income Tax Expense (Benefit), Including Excise Tax	5.4	0.6	0.2

Net Investment Income	215.8	133.4	127.0
Net Realized Gains (Losses)	49.4	(19.4)	6.4
Net Unrealized Gains (Losses)	230.7	88.7	(272.8)
Gain from Allied Acquisition	195.9	—	—

Net Increase (Decrease) in Stockholders' Equity Resulting From Operations	$691.8	$202.7	$(139.4)

Investment Income

	For the Year Ended December 31,
(in millions)	2010	2009	2008
Interest	$393.6	$225.3	$210.1
Capital Structuring Service Fees	54.7	5.6	21.2
Management Fees	14.4	3.5	2.4
Dividend Income	14.4	3.9	2.6
Other Income	6.3	7.0	4.1

Total Investment Income	$483.4	$245.3	$240.4

        The increase in interest income for the year ended December 31, 2010 was primarily due to the increase in the size of the portfolio, which was largely due to the investments acquired as part of the Allied Acquisition. Interest income from investments acquired as part of the Allied Acquisition was approximately $139.2 million for the year ended December 31, 2010. The remainder of the increase in interest income was due to an increase in the Ares Capital investments portfolio which increased from an average of $2.3 billion at amortized cost for the year ended December 31, 2009 to an average of $2.5 billion at amortized cost for the comparable period in 2010. The increase in capital structuring service fees for the year ended December 31, 2010 was primarily due to the increase in new investment commitments, which increased from $480 million for the year ended December 31, 2009 to $1.7 billion for the comparable period in 2010. The increase in management fees for the year ended December 31, 2010 was primarily due to the management fees earned from the SSLP which increased from $0.6 million for the year ended December 31, 2009 to $5.9 million for the comparable period in 2010 as the SSLP increased from approximately $900 million aggregate principal amount of investments at December 31, 2009 to approximately $2.5 billion principal amount of investments at December 31, 2010. Additionally, management fees earned related to investments and management contracts acquired in the Allied Acquisition were $7.2 million for the year ended December 31, 2010. The increase in dividend income for the year ended December 31, 2010 is primarily attributable to dividend income from IHAM which was $2.4 million for the year ended December 31, 2009 and $7.3 million for the comparable period in 2010. Total dividend income for the year ended December 31, 2010 included $2.6 million of dividends that are non-recurring in nature from non-income producing equity securities.

        For the year ended December 31, 2009, the increase in total investment income from the year ended December 31, 2008 was primarily attributable to an increase in interest income, other income and management fees offset by a decline in capital structuring service fees. The increase in interest income for the year ended December 31, 2009 was primarily due to the increase in the size of the portfolio as well as increases in the weighted average yield on the portfolio. The average investments, at amortized cost, for the year increased to $2.3 billion for the year ended December 31, 2009 from $2.2 billion for the comparable period in 2008. The decrease in capital structuring service fees was primarily due to the decrease in new investment commitments, which declined from $906 million for the year ended December 31, 2008 to $480 million for the comparable period in 2009.

Operating Expenses

	For the Year Ended December 31,
(in millions)	2010	2009	2008
Interest and Credit Facility Fees	$79.4	$24.3	$36.5
Incentive Management Fees	76.9	33.4	31.7
Base Management Fees	52.0	30.4	30.5
Professional Fees and Other Costs Related to the Allied Acquisition	19.8	4.9	—
Professional Fees	12.3	7.8	6.0
Administrative Fees	8.7	4.0	2.7
Other General and Administrative	13.1	6.5	5.8

Total Operating Expenses	$262.2	$111.3	$113.2

        Interest and credit facility fees for the years ended December 31, 2010 and 2009, were comprised of the following:

	For the Year Ended December 31,
(in millions)	2010	2009	2008
Stated Interest Expense	$57.7	$18.8	$33.4
Facility Fees	4.6	1.3	0.9
Amortization of Debt Issuance Costs	8.8	4.2	2.2
Accretion of Discount Related to Allied Unsecured Notes	8.2	—	—

Total Interest and Credit Facility Fees	$79.3	$24.3	$36.5

        Stated interest expense increased due to the increase in our principal debt outstanding and an increase in our weighted average stated interest rate. The average principal debt outstanding for 2010 was $1.5 billion as compared to $870 million for 2009. The weighted average stated interest rate on our debt for the year ending December 31, 2010 was 3.9% as compared to 2.2% for the comparable period in 2009. In connection with the Allied Acquisition, we acquired $746 million in principal amount of debt on April 1, 2010, which had a weighted average stated interest rate of 6.56% and resulted in total interest expense for the year ended December 31, 2010 of $43.5 million, including $8.2 million of purchased discount accretion.

        Incentive and base management fees increased primarily due to the increase in the size of the portfolio and in the case of the incentive fees, the related increase in net investment income as well as the net appreciation of the investment portfolio. In 2010 we did not incur a Capital Gains Fee under the investment advisory and management agreement; however, in accordance with Generally Accepted

Accounting Principles ("GAAP"), we accrued $15.6 million in incentive management fees as a result of the unrealized appreciation in the portfolio (see Note 3 to the Company's consolidated financial statements). Professional fees include legal, accounting, valuation and other professional fees incurred related to the management of the Company. Administrative fees represent fees paid to Ares Operations for our allocable portion of overhead and other expenses incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staffs. Other general and administrative expenses include rent, insurance, depreciation, directors fees and other costs. The increase in professional fees and other costs related to the Allied Acquisition was primarily as a result of the completion of the Allied Acquisition in 2010 and the occurrence of various closing and transition related costs following the Allied Acquisition. The increases in professional fees, administrative fees and other general and administrative expenses were primarily due to the increase in the size of the company following the Allied Acquisition and the various costs of managing a larger portfolio.

        For the year ended December 31, 2009, the decline in total expenses from the year ended December 31, 2008 was primarily attributable to a decline in interest and credit facility fees offset by professional fees and other costs related to the Allied Acquisition that were not incurred in 2008 and an increase in incentive management fees. Interest expense and credit facility fees decreased despite increases in the principal debt outstanding for the period. The average principal debt outstanding during the year ended December 31, 2009 was $870 million compared to average principal debt outstanding borrowings of $819 million for the comparable period in 2008. The increase in principal debt outstanding was more than offset by the decline in the weighted average stated interest rate which went from 4.1% for the year ended December 31, 2008 to 2.2% for the year ended December 31, 2009. Incentive fees related to pre-incentive fee net investment income increased primarily due to the increase in the size of the portfolio and the related increase in net investment income.

Income Tax Expense, Including Excise Tax

        The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must, among other things, timely distribute to its stockholders generally at least 90% of its investment company taxable income, as defined by the Code, for each year. In order to maintain its RIC status, the Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders which will generally relieve the Company from U.S. federal income taxes.

        Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company accrues excise tax on estimated excess taxable income as taxable income is earned. For the year ended December 31, 2010, a net expense of $2.2 million was recorded for federal excise tax. For the year ended December 31, 2009, a net benefit of $0.1 million was recorded for federal excise tax. For the year ended December 31, 2008 a net expense of approximately $0.1 million was recorded for federal excise tax.

        Certain of our wholly owned subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2010, 2009 and 2008, we recorded tax expense of approximately $3.2 million, $0.6 million and $0.1 million, respectively, for these subsidiaries.

Net Realized Gains/Losses

        During the year ended December 31, 2010, the Company had $1.6 billion of sales, repayments or exits of investments resulting in $45.4 million of net realized gains. These sales, repayments or exits included $113.1 million of loans sold to certain funds managed by IHAM. Net realized gains on investments were comprised of $64.6 million of gross realized gains and $19.2 million of gross realized losses. Of the $45.4 million of net realized gains, approximately $29.2 million were from investments acquired as part of the Allied Acquisition. The most significant realized gains and losses on investments during the year ended December 31, 2010 were as follows:

(in millions) Portfolio Company	Net Realized Gain (Losses)
Air Medical Group Holdings, LLC	$14.9
Bumble Bee Foods, LLC	6.1
DSI Renal, Inc.	3.9
Instituto de Banca y Comercio, Inc.	3.6
Cortec Group Fund IV, L.P.	3.4
Community Education Centers, Inc.	2.9
Callidus Capital Corporation	2.6
Best Brands Corporation	2.4
The Step2 Company, LLC	2.0
3091779 Nova Scotia Inc.	(3.3)
Growing Family, Inc.	(7.7)
Other	14.6

Total	$45.4

        During the year ended December 31, 2009, the Company had $461.8 million of sales, repayments or exits of investments resulting in $46.2 million of net realized losses. These sales, repayments or exits included $44.1 million of loans sold to the Ivy Hill Funds. Net realized losses were comprised of $20.3 million of gross realized gains and $66.5 million of gross realized losses. The most significant realized gains and losses during the year ended December 31, 2009 were as follows:

(in millions) Portfolio Company	Net Realized Gain (Losses)
Waste Pro USA, Inc.	$12.3
Bumble Bee Foods, LLC.	3.6
Making Memories Wholesale, Inc	(14.2)
Wear Me Apparel, LLC	(15.0)
Courtside Acquisition Corp.	(34.3)
Other	1.4

Total	$(46.2)

        During the year ended December 31, 2008, the Company had $495.6 million of sales, repayments or exits of investments resulting in $6.6 million of net realized gains. These sales, repayments or exits included the $75.5 million of loans sold to the Ivy Hill Funds. Net realized gains were comprised of

$6.8 million of gross realized gains and $0.2 million of gross realized losses. The most significant realized gains and losses during the year ended December 31, 2008 were as follows:

(in millions) Portfolio Company	Net Realized Gain (Losses)
Dufry AG	$2.8
Waste Pro USA, Inc.	2.0
Other	1.8

Total	$6.6

Net Unrealized Gains/Losses

        We value our portfolio investments and the changes in value are recorded as unrealized gains or losses. See "Portfolio Valuation" below. Net unrealized gains and losses for the Company's total portfolio were comprised of the following:

	For the Year Ended December 31,
(in millions)	2010	2009	2008
Unrealized Appreciation	$317.5	$125.0	$54.9
Unrealized Depreciation	(85.3)	(92.4)	(323.9)
Net Unrealized (Appreciation) Depreciation Reversed Related to Net Realized Gains (Losses)(1)	(1.5)	56.1	(3.8)

Total Net Unrealized Gains (Losses)	$230.7	$88.7	$(272.8)

(1)
The net unrealized (appreciation) depreciation reversed related to net realized gains (losses) represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior year.

        Included in net unrealized gains and losses above were net unrealized gains and losses for the investments acquired as part of the Allied Acquisition as follows:

(in millions)	For the Year Ended December 31, 2010
Unrealized Appreciation	$134.6
Unrealized Depreciation	(52.1)
Net Unrealized (Appreciation) Depreciation Reversed Related to Net Realized Gains (Losses) (1)	—

Total Net Unrealized Gains (Losses)	$82.5

(1)
The net unrealized (appreciation) depreciation reversed related to net realized gains (losses) represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior year.

        The most significant changes in net unrealized appreciation and depreciation during the year ended December 31, 2010 were as follows:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
DSI Renal, Inc.	$24.7
Senior Secured Loan Fund LLC (1)	24.3
Ivy Hill Asset Management, L.P.	21.6
R3 Education, Inc.	16.3
Stag-Parkway, Inc.	15.5
Callidus Debt Partners CDO Fund VI, Ltd.	12.7
Hot Stuff Foods, LLC	11.3
Things Remembered, Inc.	11.1
Dryden XVIII Leveraged Loan 2007 Limited	8.2
Vantage Oncology, Inc.	7.8
Tradesmen International, Inc.	7.7
Industrial Container Services, LLC	7.0
Callidus Debt Partners CDO Fund VII, Ltd.	7.0
S.B. Restaurant Company	6.8
Callidus MAPS CLO Fund I, Ltd.	6.2
Reflexite Corporation	5.9
Callidus MAPS CLO Fund II, Ltd.	5.7
Component Hardware Group, Inc.	5.5
Woodstream Corporation	5.2
American Broadband Holding Company	4.8
Callidus Debt Partners CDO Fund IV, Ltd.	4.7
Direct Buy Holdings, Inc.	4.2
The Step2 Company, LLC	4.0
MPBP Holdings, Inc.	(4.7)
Reed Group, Ltd.	(5.6)
Ciena Capital LLC	(6.1)
Aquila Binks Forest Development, LLC	(6.5)
ADF Restaurant Group, LLC	(6.7)
Coverall North America, Inc.	(7.6)
Other	41.2

Total	$232.2

(1)
See Note 14 to our consolidated financial statements for the year ended December 31, 2010.

        The most significant changes in net unrealized appreciation and depreciation during the year ended December 31, 2009 were as follows:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
DSI Renal, Inc.	$19.0
Apple & Eve, LLC	12.4
Ivy Hill Asset Management, L.P.	11.6
Best Brands Corporation	7.9
Capella Healthcare, Inc.	7.2
Wear Me Apparel, LLC	6.0
Prommis Solutions, LLC	4.8
Waste Pro USA, Inc.	4.2
Growing Family, Inc.	(5.0)
AWTP, LLC.	(5.5)
Summit Business Media, LLC	(5.7)
Wastequip, Inc.	(5.9)
LVCG Holdings LLC	(8.2)
Reflexite Corporation	(10.9)
Firstlight Financial Corporation	(11.1)
Other	11.8

Total	$32.6

        The most significant changes in net unrealized appreciation and depreciation during the year ended December 31, 2008 were as follows:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
R3 Education, Inc.	$5.0
Instituto de Banco Y Comercio, Inc.	4.5
Industrial Container Services LLC	4.1
VSS-Tranzact Holdings, LLC	(4.0)
Summit Business Media, LLC	(4.0)
Best Brands Corporation	(4.3)
GG Merger Sub I, Inc.	(4.7)
Apogee Retail, LLC	(4.8)
Ivy Hill Middle Market Credit Fund, Ltd.	(5.6)
Making Memories Wholesale, Inc.	(6.7)
Vistar Corporation	(6.9)
HB&G Building Products	(7.4)
Growing Family, Inc.	(7.5)
Primis Marketing Group, Inc.	(7.6)
Capella Healthcare, Inc.	(9.5)
Wear Me Apparel, LLC	(12.1)
Things Remembered, Inc.	(12.3)
Apple & Eve, LLC	(12.4)
MPBP Holdings, Inc.	(15.3)
DSI Renal, Inc.	(18.1)
Reflexite Corporation	(19.2)
Courtside Acquisition Corp.	(30.9)
Firstlight Financial Corporation	(37.0)
Other	(52.3)

Total	$(269.0)

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

        Since the Company's inception, the Company's liquidity and capital resources have been generated primarily from the net proceeds of public offerings of common stock, the Debt Securitization, advances from the Facilities, net proceeds from the issuance of unsecured notes as well as cash flows from operations. As part of the Allied Acquisition, the Company assumed all outstanding debt obligations of Allied Capital, including the Allied Unsecured Notes, which consisted of the 2011 Notes, the 2012 Notes and the 2047 Notes.

        As of December 31, 2010, the Company had $100.8 million in cash and cash equivalents and $1.4 billion in total indebtedness outstanding at carrying value ($1.4 billion at principal amount). Subject to leverage and borrowing base restrictions, the Company had approximately $842.6 million available for additional borrowings under the Facilities and the Debt Securitization as of December 31, 2010.

        We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. The amounts involved may be material.

Equity Issuances

        The following table summarizes the total shares issued and proceeds we received in underwritten public offerings of our common stock net of underwriter and offering costs for the years ended December 31, 2010, 2009 and 2008:

(in millions, except per share data)	Shares issued	Offering price per share	Proceeds net of underwriting and offering costs
2010
November 2010 public offering	11.5	$16.50	$180.6
February 2010 public offering	23.0	$12.75	$277.2

Total for the year ended December 31, 2010	34.5		$457.8
2009
August 2009 public offering	12.4	$9.25	$109.1

Total for the year ended December 31, 2009	12.4		$109.1
2008
April 2008 public offering	24.2	$11.00	$259.8

Total for the year ended December 31, 2008	24.2		$259.8

        Part of the proceeds from our underwritten public equity offerings in 2010, 2009 and 2008 were used to repay outstanding indebtedness. The remaining unused portions of the proceeds from our underwritten public equity offerings were used to fund investments in portfolio companies in accordance with our investment objective and strategies or other general corporate purposes.

        In February 2010, we completed a public add-on equity offering (the "February Add-on Offering") of approximately 23 million shares of common stock (including approximately 2 million shares purchased pursuant to the partial exercise by the underwriters of their over-allotment option) at a price of $12.75 per share, less an underwriting discount totaling approximately $0.6375 per share. Total proceeds received from the February Add-on Offering, net of underwriters' discount and offering costs, were approximately $277.2 million.

        In November 2010, we completed a public add-on equity offering (the "November Add-on Offering") of 11.5 million shares of common stock (including 1.5 million shares purchased pursuant to the exercise in full by the underwriters of their over-allotment option) at a price of $16.50 per share, less an underwriting discount totaling approximately $0.7425 per share. Total proceeds received from the November Add-on Offering, net of underwriters' discount and offering costs, were approximately $180.6 million.

        In addition, in connection with the closing of the Allied Acquisition, on April 1, 2010, we issued approximately 58.5 million shares of common stock valued at approximately $872.7 million.

        As of December 31, 2010, total market capitalization for the Company was $3.4 billion compared to $1.4 billion as of December 31, 2009.

Debt Capital Activities

        Our debt obligations consisted of the following as of December 31, 2010 and 2009:

	December 31, 2010				December 31, 2009
(in millions)	Carrying Value(1)		Total Available(2)		Carrying Value	Total Available(2)
Revolving Funding Facility	$242.0		$400.0		$221.6	$221.6
Revolving Credit Facility	146.0		810.0	(6)	474.1	525.0
Revolving Funding II Facility(3)	—		—		—	200.0
Debt Securitization	155.3		183.2		273.8	275.0
2011 Notes (principal amount outstanding of $300.6)	296.3	(4)	300.6		—	—
2012 Notes (principal amount outstanding of $161.2)	158.1	(4)	161.2		—	—
2040 Notes	200.0		200.0		—	—
2047 Notes (principal amount outstanding of $230.0)	180.8	(4)	230.0		—	—

	$1,378.5	(5)	$2,285.0		$969.5	$1,221.6

(1)
Except for the Allied Unsecured Notes, all carrying values are the same as the principal amounts outstanding.

(2)
Subject to borrowing base and leverage restrictions.

(3)
The Revolving Funding II Facility was combined with the Revolving Funding Facility on January 22, 2010. In connection therewith, the Revolving Funding II Facility was terminated.

(4)
Represents the aggregate principal amount outstanding of the applicable series of notes less the unaccreted discount recorded as a part of the Allied Acquisition.

(5)
Total principal amount of debt outstanding totals $1,435.1 million.

(6)
Includes an "accordian" feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $1,050.0 million

        The weighted average stated interest rate and weighted average maturity, both on principal value, of all our principal debt outstanding as of December 31, 2010 were 5.2% and 11.8 years, respectively.

        The weighted average stated interest rate and weighted average maturity of all our principal debt outstanding as of December 31, 2009 were 2.1% and 3.8 years, respectively.

        The ratio of total principal amount of debt outstanding to stockholders' equity as of December 31, 2010 was 0.47:1.00 compared to 0.77:1.00 as of December 31, 2009.

        The ratio of total carrying value of debt outstanding to stockholders' equity as of December 31, 2010 was 0.45:1.00 compared to 0.77:1.00 as of December 31, 2009.

        In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of December 31, 2010, our asset coverage for borrowed amounts was 321%.

  Revolving Funding Facility

        In October 2004, we formed Ares Capital CP, a wholly owned subsidiary of the Company, through which we established the Revolving Funding Facility that, as amended at such time, allowed Ares Capital CP to issue up to $350 million of variable funding certificates. On May 7, 2009, the Company and Ares Capital CP entered into an amendment that, among other things, converted the Revolving Funding Facility from a revolving facility to an amortizing facility, extended the maturity from July 21, 2009 to May 7, 2012 and reduced the availability from $350 million to $225 million.

        On July 21, 2009, we and Ares Capital CP entered into an agreement with Wells Fargo N.A. ("Wells Fargo") to establish an additional revolving facility (the "Revolving Funding II Facility") whereby Wells Fargo agreed to extend credit to us in an aggregate principal amount not exceeding $200 million at any one time outstanding. Prior to its combination with the Revolving Funding Facility, the Revolving Funding II Facility was scheduled to expire on July 21, 2012.

        On January 22, 2010, we combined the Revolving Funding II Facility into the Revolving Funding Facility, creating a single $400 million revolving securitized facility. In connection with the combination, we terminated the Revolving Funding II Facility and entered into an Amended and Restated Purchase and Sale Agreement with Ares Capital CP Funding Holdings LLC, our wholly owned subsidiary ("CP Holdings"), pursuant to which we may sell to CP Holdings certain loans that we have originated or acquired (the "Loans") from time to time, which CP Holdings will subsequently sell to Ares Capital CP, which is a wholly owned subsidiary of CP Holdings. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The January 22, 2010 amendment to the Revolving Funding Facility, among other things, extended the maturity date of the facility to January 22, 2013 (with two one-year extension options, subject to mutual consent; see the Recent Developments section as well as Note 19 to our consolidated financial statements for the year ended December 31, 2010 for more information regarding the maturity of the Revolving Funding Facility). Prior to January 22, 2010, the interest rate charged on the Revolving Funding Facility was the commercial paper rate plus 3.50%. After January 22, 2010, subject to certain exceptions, the interest charged on the Revolving Funding Facility is based on LIBOR plus an applicable spread of between 2.25% and 3.75% or on a "base rate" (which is the higher of a prime rate, or the federal funds rate plus 0.50%) plus an applicable spread of between 1.25% to 2.75%, in each case based on a pricing grid depending upon our credit rating. Additionally, we are required to pay a commitment fee of between 0.50% and 2.00% depending on the usage level on any unused portion of the Revolving Funding Facility. As of December 31, 2010, the effective LIBOR spread under the Revolving Funding Facility was 2.75%.

        As of December 31, 2010, the principal amount outstanding under the Revolving Funding Facility was $242.0 million and the Company continues to be in material compliance with all of the limitations and requirements of the Revolving Funding Facility. See the Recent Developments section as well as Note 5 to our consolidated financial statements for the year ended December 31, 2010 for more detail on the Revolving Funding Facility.

  Revolving Credit Facility

        In December 2005, we entered into the Revolving Credit Facility, under which, as amended, the lenders agreed to extend credit to the Company. On January 22, 2010, we entered into an agreement to amend and restate the Revolving Credit Facility. The amendment and restatement of the Revolving Credit Facility, among other things, increased the size of the facility from $525 million to $690 million (comprised of $615 million in commitments on a stand-alone basis and an additional $75 million in commitments that became effective upon the closing of the Allied Acquisition), extended the maturity date from December 28, 2010 to January 22, 2013 and modified pricing. The Revolving Credit Facility also includes an "accordion" feature that allows the Company under certain circumstances, to increase the size of the facility to a maximum of $1.05 billion. During the year ended December 31, 2010, we exercised this "accordion" feature and increased the size of the facility by $120 million to bring the total facility size to $810 million. As of December 31, 2010, there was $146.0 million outstanding under the Revolving Credit Facility and the Company continues to be in material compliance with all of the limitations and requirements of the Revolving Credit Facility.

        Prior to January 22, 2010, subject to certain exceptions, pricing on the Revolving Credit Facility was based on LIBOR plus 1.00% or on an "alternate base rate" (which was the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%). After January 22, 2010, subject to certain exceptions, pricing under the Revolving Credit Facility is based on LIBOR plus an applicable spread of between 2.50% and 4.00% or on the "alternate base rate" plus an applicable spread of between 1.50% and 3.00%, in each case, based on a pricing grid depending upon our credit rating. As of December 31, 2010, the effective LIBOR spread under the Revolving Credit Facility was 3.00%. See Note 5 to our consolidated financial statements for the year ended December 31, 2010 for more detail on the Revolving Credit Facility.

  Debt Securitization

        In July 2006, through ARCC Commercial Loan Trust 2006, a vehicle serviced by our wholly owned subsidiary ARCC CLO, we completed the $400 million Debt Securitization and issued approximately $314 million aggregate principal amount of the CLO Notes (including revolving notes in an aggregate amount of up to $50 million, $22.1 million of which were drawn down as of December 31, 2010) to third parties that were secured by a pool of middle-market loans purchased or originated by the Company. We initially retained approximately $86 million of aggregate principal amount outstanding of certain "BBB" and non-rated securities in the Debt Securitization. During the first quarter of 2009, we repurchased $34.8 million of the CLO Notes, bringing our total holdings of CLO Notes to $120.8 million (the "Retained Notes"). During the year ended December 31, 2010, we repaid $118.5 million of the CLO Notes. At December 31, 2010, $155.3 million was outstanding under the CLO Notes (excluding the Retained Notes), which are included in the December 31, 2010 consolidated balance sheet.

        The CLO Notes provide for a reinvestment period until June 21, 2011, have a stated maturity of December 20, 2019 and have a blended pricing of LIBOR plus 0.36% as of December 31, 2010. See Note 5 to our consolidated financial statements for the year ended December 31, 2010 for more detail on the Debt Securitization.

  Unsecured Notes

  Allied Unsecured Notes

        As part of the Allied Acquisition, the Company assumed all outstanding debt obligations of Allied Capital, including the Allied Unsecured Notes, which consist of the 2011 Notes, the 2012 Notes and the 2047 Notes.

(in millions)	Carrying Value as of December 31, 2010(1)
2011 Notes (principal amount of $300.6)	$296.3
2012 Notes (principal amount of $161.2)	$158.1
2047 Notes (principal amount of $230.0)	$180.8

Total	$635.2

(1)
Represents the principal amount of the Allied Unsecured Notes less the unaccreted discount initially recorded as a part of the Allied Acquisition.

        The 2011 Notes bear interest at a rate of 6.625% and mature on July 15, 2011. The 2012 Notes bear interest at a rate of 6.00% and mature on April 1, 2012. The 2011 Notes and the 2012 Notes require payment of interest semi-annually, and all principal is due upon maturity. The Company has the option to redeem these notes in whole or in part, together with a redemption premium, as stipulated in the notes.

        The 2047 Notes bear interest at a rate of 6.875% and mature on April 15, 2047. The 2047 Notes require payment of interest quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time on or after April 15, 2012, at par and upon the occurrence of certain tax events as stipulated in the notes.

        In addition, the Company may purchase the Allied Unsecured Notes in the market to the extent permitted by the Investment Company Act. During the year ended December 31, 2010, the Company purchased $19.4 million of the 2011 Notes and $34.4 million of the 2012 Notes. As a result of these transactions a realized loss of $2.0 million was recognized during the period.

  2040 Notes

        On October 21, 2010, we issued $200 million of the 2040 Notes that may be redeemed in whole or in part at our option at any time on or after October 15, 2015 at par plus accrued and unpaid interest. The principal amount of the 2040 Notes will be payable at maturity. The 2040 Notes bear interest at a rate of 7.75% per year payable quarterly commencing on January 15, 2011. Total proceeds from the issuance of the 2040 Notes, net of underwriters' discount and offering costs, were approximately $193 million.

        See Note 5 to our consolidated financial statements for the year ended December 31, 2010 for more detail on the Allied Unsecured Notes and the 2040 Notes. Also, see the Recent Developments section as well as Note 19 to our consolidated financial statements for the year ended December 31, 2010 for information on the issuance of the 2016 Convertible Notes in January 2011.

CONTRACTUAL OBLIGATIONS

        A summary of our contractual payment obligations as of December 31, 2010 are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Funding Facility	$242.0	$—	$242.0	$—	$—
Revolving Credit Facility	146.0	—	146.0	—	—
Debt Securitization	155.3	—	—	—	155.3
2011 Notes	300.6	300.6	—	—	—
2012 Notes	161.2	—	161.2	—	—
2040 Notes	200.0	—	—	—	200.0
2047 Notes	230.0	—	—	—	230.0
Operating lease obligations	84.7	4.9	13.9	11.8	54.1

Total contractual obligations	$1,519.8	$305.5	$563.1	$11.8	$639.4

PORTFOLIO VALUATION

        Investment transactions are recorded on the trade date. Realized gains or losses are computed using the specific identification method. Unrealized gains or losses reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of our investments) are valued at fair value as determined in good faith by our board of directors, based on the input of our investment adviser, audit committee and independent third-party valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period, and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter, and a minimum of 50% of our portfolio at fair value is subject to review by an independent valuation firm each quarter.

        As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (an estimate of the total fair value of the portfolio company's debt and equity), the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company's securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our valuation.

        Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it.

        In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the gains or losses reflected in the valuations currently assigned. See "Risk Factors—Risks Relating to our Investments—Recent unprecedented declines in market prices and liquidity in the corporate debt markets resulted in significant net unrealized depreciation of our portfolio in the recent past, reducing our net asset value, and such conditions may occur again in the future."

        Our board of directors undertakes a multi-step valuation process each quarter, as described below:

  •
  Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment in conjunction with our portfolio management team.

  •
  Preliminary valuations are reviewed and discussed with our investment adviser's management and investment professionals, and then valuation recommendations are presented to our board of directors.

  •
  The audit committee of our board of directors reviews these valuations, as well as the input of independent third-party valuation firms with respect to the valuations of a minimum of 50% of our portfolio at fair value.

  •
  Our board of directors discusses valuations and determines the fair value of each investment in our portfolio without a readily available market quotation in good faith based on the input of our investment adviser, audit committee and where applicable, independent third-party valuation firms.

        Effective January 1, 2008, the Company adopted ASC 820-10 (previously SFAS 157), which expands the application of fair value accounting for investments (see Note 8 to our consolidated financial statements for the year ended December 31, 2010). Investments acquired as part of the Allied Acquisition were accounted for in accordance with ASC 805-10 (previously SFAS No. 141(R), Business Combinations), which requires that all assets be recorded at fair value. As a result, the initial amortized cost basis and fair value for the acquired investments were the same at April 1, 2010 (see Note 17 to our consolidated financial statements for the year ended December 31, 2010).

OFF BALANCE SHEET ARRANGEMENTS

        The Company has various commitments to fund investments in its portfolio, including commitments to fund revolving senior and subordinated loans, subordinated notes in the SSLP, and private equity investment partnerships.

        As of December 31, 2010 and 2009, the Company had the following commitments to fund various revolving senior secured and subordinated loans:

	As of December 31,
(in millions)	2010	2009
Total revolving commitments	$260.7	$136.8
Less: funded commitments	(60.0)	(37.2)

Total unfunded commitments	200.7	99.6
Less: commitments substantially at discretion of the Company	(19.9)	(4.0)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(6.7)	(16.2)

Total net adjusted unfunded commitments	$174.1	$79.4

        Of the total net adjusted unfunded commitments as of December 31, 2010, $33.8 million are from commitments for investments acquired as part of the Allied Acquisition. Also, as of December 31, 2010, $147.3 million of the total revolving commitments extend beyond the maturity date of our Revolving Credit Facility. Included within the total revolving commitments as of December 31, 2010 are commitments to issue up to $10.9 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of December 31, 2010, the Company had $8.6 million in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability on our balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit, $0.1 million expire in February 2011, $0.1 million expire in April 2011, $2.3 million expire in September 2011, $0.2 million expire in December 2011, $0.9 million expire in January 2012 and $5.0 million expire in December 2012.

        As of December 31, 2010 and 2009, the Company had the following commitments to fund the SSLP:

	As of December 31,
(in millions)	2010	2009
Total SSLP commitments	$975.0	$525.0
Less: funded SSLP commitments	(564.0)	(184.0)

Total unfunded SSLP commitments	411.0	341.0
Less: SSLP commitments substantially at discretion of the Company(1)	(411.0)	(341.0)

Total net adjusted unfunded SSLP commitments	$—	$—

(1)
Investments and portfolio decisions must be approved by both GE and the Company.

        See Notes 4 and 14 to the consolidated financial statements for the year ended December 31, 2010 for more information on the Company's commitment to the SSLP.

        As of December 31, 2010 and 2009, the Company was subject to subscription agreements to fund equity investments in private equity investment partnerships:

	As of December 31,
(in millions)	2010	2009
Total private equity commitments	$537.6	$428.3
Less: funded private equity commitments	(104.3)	(12.9)

Total unfunded private equity commitments	433.3	415.4
Less: private equity commitments substantially at discretion of the Company	(400.4)	(391.9)

Total net adjusted unfunded private equity commitments	$32.9	$23.5

        Of the total net adjusted unfunded private equity commitments as of December 31, 2010, $11.5 million are for investments acquired as part of the Allied Acquisition.

        In the ordinary course of business, Allied Capital had issued guarantees on behalf of certain portfolio companies. Under these arrangements, payments would be required to be made to third parties if the portfolio companies were to default on their related payment. As part of the Allied Acquisition, the Company assumed such outstanding guarantees or similar obligations. As a result, as of December 31, 2010, the Company had outstanding guarantees or similar obligations totaling $0.8 million.

        As of December 31, 2010, one of the Company's portfolio companies, Ciena Capital LLC ("Ciena"), had one non-recourse securitization Small Business Administration ("SBA") loan warehouse facility, which has reached its maturity date but remains outstanding. Ciena is working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. Allied Capital had previously issued a performance guaranty (which Ares Capital succeeded to as a result of the Allied Acquisition) whereby Ares Capital must indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena's failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse facility. As of December 31, 2010, there are no known issues or claims with respect to this performance guaranty.

RECENT DEVELOPMENTS

        On January 18, 2011, we and Ares Capital CP amended the Revolving Funding Facility to, among other things, provide for a three year reinvestment period until January 18, 2014 (with two one-year extension options, subject to our and our lenders' consent) and extend the stated maturity date to January 18, 2016 (with two one-year extension options, subject to our and our lenders' consent).

        In January 2011, we issued $575 million of the 2016 Convertible Notes. The 2016 Convertible Notes bear interest at rate of 5.75% per year, payable semiannually. In certain circumstances, the 2016 Convertible Notes will be convertible into cash, shares of Ares Capital's common stock or a combination of cash and shares of Ares Capital's common stock, at Ares Capital's election, at an initial conversion rate of 52.2766 shares of common stock per $1,000 principal amount of the 2016 Convertible Notes, which is equivalent to an initial conversion price of approximately $19.13 per share of Ares Capital's common stock, subject to customary anti-dilution adjustments. The initial conversion price is approximately 17.5% above the $16.28 per share closing price of Ares Capital's common stock on January 19, 2011. Ares Capital does not have the right to redeem the 2016 Convertible Notes prior to maturity. The 2016 Convertible Notes will mature on February 1, 2016, unless repurchased or converted in accordance with their terms prior to such date.

        In accounting for the 2016 Convertible Notes, the Company estimated at the time of issuance that the values of the debt and equity components of the notes were 93% and 7%, respectively. The original issue discount equal to the estimated equity component of 7% of the 2016 Convertible Notes will initially be recorded in "capital in excess of par value" in the balance sheet. As a result, the Company will record interest expense comprised of both stated interest expense as well as accretion of the original issue discount resulting in an estimated effective interest rate of 7.45%.

        On February 24, 2011 we notified the holders of our 2011 Notes that we are redeeming the $300.6 million aggregate principal amount of our 2011 Notes remaining outstanding, together with a redemption premium, in accordance with the terms of the indenture governing the 2011 Notes. We expect the redemption to be completed on March 16, 2011.

        Effective as of February 25, 2011, we amended our charter to increase the number of shares of common stock we are authorized to issue from 300 million to 400 million.

        As of February 25, 2011 we had made new investment commitments of $173 million, all of which were funded, since December 31, 2010. Of these new commitments, 10% were in investments in subordinated notes of the SSLP, 83% were in second lien senior secured debt and 7% were in equity securities. Of the $173 million of new investment commitments, 22% were fixed rate with a weighted average yield at amortized cost of 12.4% and 71% were floating rate with a weighted average spread at amortized cost of 10.4%.

        As of February 25, 2011, we had exited $415 million of investments since December 31, 2010. Of these investments, 19% were in first lien senior secured debt, 47% were in senior subordinated debt, 2% were in second lien senior secured debt, 28% were in collateralized loan obligations and 4% were in equity investments. Of the $415 million of investments, 76% were in fixed rate investments with a weighted average yield at amortized cost of 20.4%. Of the remaining investments, 19% were in floating rate investments with a weighted average spread at amortized cost of 6.5%, 1% were investments on non-accrual status and 4% were non-interest earning. Also, of the $415 million of investments exited since December 31, 2010, $269 million were investments acquired as part of the Allied Acquisition including $6 million that were on non-accrual status and $4 million that were non-interest earning. Additionally, we recognized net realized gains of approximately $98 million on the investments exited that were acquired as part of the Allied Acquisition, including a realized gain of $99 million from the sale of investments in collateralized loan obligations.

        In addition, as of February 25, 2011, we had an investment backlog and pipeline of $353 million and $284 million, respectively. We may syndicate a portion of these investments and commitments to third parties. The consummation of any of the investments in this backlog and pipeline depends upon, among other things: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. We cannot assure you that we will make any of these investments or that we will syndicate any portion of such investments and commitments.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

        The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with GAAP, and include the accounts of the Company and its wholly owned subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition as of and for the periods presented. All significant intercompany balances and transactions have been eliminated.

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

Investments

        Investment transactions are recorded on the trade date. Realized gains or losses are computed using the specific identification method. Unrealized gains or losses reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of our investments) are valued at fair value as determined in good faith by our board of directors, based on the input of our investment adviser, audit committee and independent third-party valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12 month period, and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter, and a minimum of 50% of our portfolio at fair value is subject to review by an independent valuation firm each quarter.

        As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (an estimate of the total fair value of the portfolio company's debt and equity), the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison of the portfolio company's securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our valuation.

        Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors, as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it.

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

  •
  Preliminary valuations are reviewed and discussed with our investment adviser's management and investment professionals, and then valuation recommendations are presented to our board of directors.

  •
  The audit committee of our board of directors reviews these valuations, as well as the input of independent third-party valuation firms with respect to the valuations of a minimum of 50% of our portfolio at fair value.

  •
  Our board of directors discusses valuations and determines the fair value of each investment in our portfolio without a readily available market quotation in good faith based on the input of our investment adviser, audit committee and, where applicable, independent third-party valuation firms.

        Effective January 1, 2008, the Company adopted ASC 820-10 (previously SFAS No. 157, Fair Value Measurements ("SFAS 157")), which expands the application of fair value accounting for investments (see Note 8 to our consolidated financial statements for the year ended December 31, 2010). Investments acquired as part of the Allied Acquisition were accounted for in accordance with ASC 805-10 (previously SFAS No. 141(R), Business Combinations), which requires that all assets be recorded at fair value. As a result, the initial amortized cost basis and fair value for the acquired investments were the same at April 1, 2010 (see Note 17 to our consolidated financial statements for the year ended December 31, 2010).

Interest and Dividend Income Recognition

        Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts from and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

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

        Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Payment-in-Kind Interest

        The Company has loans in its portfolio that contain PIK provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company's status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash.

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

  (2)
  Purchases and sales of investment securities, income and expenses—at the exchange rates prevailing on the respective dates of such transactions, income or expenses.

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

Equity Offering Expenses

        The Company's offering costs, excluding underwriters' fees, are charged against the proceeds from equity offerings when received.

Debt Issuance Costs

        Debt issuance costs are being amortized over the life of the related debt instrument using the straight line method, which closely approximates the effective yield method.

U.S. Federal Income Taxes

        The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must, among other things, timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes.

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

Dividends to Common Stockholders

        Dividends and distributions to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by our board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually, although we may decide to retain such capital gains for investment.

        We have adopted a dividend reinvestment plan that provides for reinvestment of any distributions we declare in cash on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not "opted out" of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividend. While we generally use newly issued shares to implement the dividend reinvestment plan (especially if our shares are trading at a premium to net asset value), we may purchase shares in the open market in connection with our obligations under the dividend reinvestment plan. In particular, if our shares are trading at a significant enough discount to net asset value and we are otherwise permitted under applicable law to purchase such shares, we intend to purchase shares in the open market in connection with our obligations under our dividend reinvestment plan.

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

Interest Rate Risk

        Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See "Risk Factors—We are exposed to risks associated with changes in interest rates."

        As of December 31, 2010, approximately 39% of the investments at fair value in our portfolio were at fixed rates, approximately 43% were at variable rates, 17% were non-interest earning and 1% were on non-accrual status. Additionally, for the investments at variable rates, 47% of the investments contain interest rate floors (representing 20% of total investments at fair value). The Revolving Credit Facility, the Revolving Funding Facility and the Debt Securitization all bear interest at variable rates with no interest rate floors, while the Unsecured Notes and the 2016 Convertible Notes bear interest at fixed rates.

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

        Based on our December 31, 2010 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$13.1	$16.3	$(3.2)
Up 200 basis points	$7.4	$10.9	$(3.5)
Up 100 basis points	$2.7	$5.4	$(2.7)
Down 100 basis points	$(0.8)	$(1.6)	$0.8
Down 200 basis points	$(1.0)	$(1.6)	$0.6
Down 300 basis points	$(1.2)	$(1.6)	$0.4

        Based on our December 31, 2009 balance sheet, the following table shows the impact on net income of base rate changes in interest rates assuming no changes in our investment and borrowing structure and reflecting the effect of our interest rate swap agreement described above and in Note 6 of the consolidated financial statements for the year ended December 31, 2010:

(in millions) Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$17.6	$26.8	$(9.2)
Up 200 basis points	$11.2	$17.9	$(6.7)
Up 100 basis points	$5.6	$8.9	$(3.3)
Down 100 basis points	$(2.1)	$(6.2)	$4.1
Down 200 basis points	$(3.1)	$(12.4)	$9.3
Down 300 basis points	$(4.1)	$(18.6)	$14.5

Item 8.    Financial Statements And Supplementary Data

        See the Index to Consolidated Financial Statements.

Item 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

        None.

Item 9A.    Controls And Procedures

        (a)    Evaluation of Disclosure Controls and Procedures.    The Company's management, with the participation of the Company's President and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, the Company's President and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2010, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

        (b)    Management's Report on Internal Control over Financial Reporting.    The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal controls over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company's internal controls over financial reporting was effective as of December 31, 2010. The Company's internal controls over financial reporting as of December 31, 2010, has been audited by our independent registered public accounting firm, KPMG LLP, as stated in its report titled "Report of Independent Registered Public Accounting Firm" on page F-2.

        Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2011 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2010, and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2011 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2010, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2011 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2010, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2011 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2010, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2011 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2010, and is incorporated herein by reference.

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

  3.
  Exhibits.

Number	Description
2.1	Agreement and Plan of Merger, dated as of October 26, 2009, among Ares Capital Corporation, ARCC Odyssey Corp. and Allied Capital Corporation(1)
3.1	Articles of Amendment and Restatement, as amended*
3.2	Second Amended and Restated Bylaws, as amended(3)
4.1	Form of Stock Certificate(4)
4.2	Indenture, dated June 16, 2006, between Allied Capital Corporation and The Bank of New York(5)
4.3	Form of Note under the Indenture(5)
4.4	Form of First Supplemental Indenture, dated as of July 25, 2006, between Allied Capital Corporation and the Bank of New York(6)
4.5	Form of 6.625% Note due 2011(6)
4.6	Form of Second Supplemental Indenture, dated as of December 8, 2006, between Allied Capital Corporation and The Bank of New York(7)
4.7	Form of 6.000% Notes due 2012(7)
4.8	Third Supplemental Indenture, dated as of March 28, 2007, between Allied Capital Corporation and The Bank of New York(8)
4.9	Form of 6.875% Notes due 2047(9)
4.10	Fourth Supplemental Indenture, dated as of April 1, 2010, among Ares Capital Corporation, Allied Capital Corporation and The Bank of New York Mellon, as the Trustee(10)
4.11	Indenture, dated as of October 21, 2010, between Ares Capital Corporation and U.S. Bank National Association, as trustee(11)
4.12	First Supplemental Indenture, dated as of October 21, 2010, relating to the 7.75% Senior Notes due 2040, between Ares Capital Corporation and U.S. Bank National Association, as trustee(11)
4.13	Form of 7.75% Senior Notes due 2040(11)
4.14	Indenture dated as of January 25, 2011, between Ares Capital Corporation and U.S. Bank National Association, as trustee(12)
4.15	Form of 5.75% Convertible Senior Notes due 2016(12)
10.1	Amended and Restated Dividend Reinvestment Plan(13)

Number	Description
10.2	Amended and Restated Investment Advisory and Management Agreement, dated as of June 1, 2006, between Ares Capital Corporation and Ares Capital Management LLC(14)
10.3	Amended and Restated Custodian Agreement between Ares Capital Corporation and U.S. Bank National Association(15)
10.4	Amended and Restated Administration Agreement, dated as of June 1, 2007, between Ares Capital Corporation and Ares Operations LLC(16)
10.5	Trademark License Agreement between Ares Capital Corporation and Ares Management LLC(17)
10.6	Form of Indemnification Agreement between Ares Capital Corporation and directors and certain officers(4)
10.7	Form of Indemnification Agreement between Ares Capital Corporation and the members of the Ares Capital Management LLC investment committee(4)
10.8	Amended and Restated Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser(18)
10.9	Second Tier Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser(18)
10.10
Amended and Restated Sale and Servicing Agreement, dated as of January 22, 2010, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wachovia Bank, National Association, as note purchaser, U.S. Bank National Association, as trustee and collateral custodian, and Wells Fargo Securities, LLC, as agent(18)
10.11
Amendment No. 1 to the Amended and Restated Sale and Servicing Agreement, dated as of May 6, 2010, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Well Fargo Bank, National Association, as successor by merger to Wachovia Bank as note purchaser, U.S. Bank, National Association, as trustee and collateral custodian, and Wells Fargo Securities LLC, as agent(19)
10.12
Amendment No. 2 to the Amended and Restated Sale and Servicing Agreement, dated as of January 18, 2010, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Well Fargo Bank, National Association, as successor by merger to Wachovia Bank as note purchaser, U.S. Bank National Association, as trustee and collateral custodian, and Wells Fargo Securities, LLC, as agent(23)
10.13	Master Participation Agreement, dated as of July 7, 2006, between Ares Capital CP Funding LLC and Ares Capital Corporation(20)
10.14
Senior Secured Revolving Credit Agreement, dated as of December 28, 2005 and amended and restated as of January 22, 2010, among Ares Capital Corporation, the lenders party thereto, Bank of America, N.A. and Suntrust Bank, as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent(18)
10.15
Amendment No. 1 to the Senior Secured Revolving Credit Agreement, dated as of May 17, 2010, between Ares Capital Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent(21)
10.16
Amendment No. 2 to the Senior Secured Revolving Credit Agreement, dated as of September 28, 2010, between Ares Capital Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent(22)

Number	Description
10.17	Amendment No. 3 to the Senior Secured Revolving Credit Agreement date as of January 25, 2011, between Ares Capital Corporation, the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent*
10.18
First Amendment Agreement and Waiver, dated as of November 13, 2007, between Ares Capital Corporation, as borrower, Ares Capital FL Holdings LLC, ARCC CIC Flex Corp., ARCC Imperial Corporation and ARCC Imperial LLC, as subsidiary guarantors, and BMO Capital Markets Financing, Inc., Merrill Lynch Capital Corporation, SunTrust Bank, Commerzbank AG, New York and Grand Cayman Branches, UBS Loan Finance LLC, JPMorgan Chase Bank, N.A., Wachovia Bank, National Association and KBC Bank N.V., as lenders(24)
10.19
Sale and Servicing Agreement, dated as of July 7, 2006, among ARCC Commercial Loan Trust 2006, as issuer, ARCC CLO 2006 LLC, as trust depositor, Ares Capital Corporation, as originator and as servicer, U.S. Bank National Association, as trustee and as collateral administrator, Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as backup servicer, and Wilmington Trust Company, as owner trustee(20)
10.20	Commercial Loan Sale Agreement, dated as of July 7, 2006, between Ares Capital Corporation and ARCC CLO 2006 LLC(20)
10.21	Amendment No. 1 to the Commercial Loan Sale Agreement, dated as of July 17, 2009, between Ares Capital Corporation and ARCC CLO 2006 LLC(25)
10.22	Indenture, dated as of July 7, 2006, between ARCC Commercial Loan Trust 2006 and U.S. Bank National Association(20)
10.23	Amended and Restated Trust Agreement, dated as of July 7, 2006, among ARCC CLO 2006 LLC, Wilmington Trust Company and U.S. Bank National Association(20)
10.24	Collateral Administration Agreement, dated as of July 7, 2006, among ARCC Commercial Loan Trust 2006, Ares Capital Corporation and U.S. Bank National Association(20)
10.25	Class A-1A VFN Purchase Agreement, dated as of July 7, 2006, among ARCC Commercial Loan Trust 2006, U.S. Bank National Association and other Class A-1A VFN noteholders party thereto(20)
10.26	Form of Underwriting Agreement for Equity Securities(26)
10.27	Form of Underwriting Agreement for Debt Securities(26)
11.1	Statement of Computation of Per Share Earnings(27)
14.1	Code of Conduct of Ares Capital Corporation, as amended(28)
21.1	Subsidiaries of Ares Capital Corporation*
31.1	Certification by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith

(1)
Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K (File No. 814-00663), filed on October 30, 2009.

(2)
Intentionally Omitted.

(3)
Incorporated by reference to Exhibits 3.2 to the Company's Form 10-Q (File No. 814-00663) for the quarter ended June 30, 2010, filed on August 5, 2010.

(4)
Incorporated by reference to Exhibits (d), (k)(4) and (k)(5), as applicable, to the Company's pre-effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-114656), filed on September 28, 2004.

(5)
Incorporated by reference to Exhibit d.2 to Allied Capital's Registration Statement under the Securities Act of 1933, as amended, on Form N-2/A (File No. 333-133755), filed on June 21, 2006.

(6)
Incorporated by reference to Exhibits d.4 and d.5, as applicable, to Allied Capital's post-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2/A (File No. 333-133755), filed on July 25, 2006.

(7)
Incorporated by reference to Exhibits d.6 and d.7, as applicable, to Allied Capital's post-effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2/A (File No. 333-133755), filed on December 8, 2006.

(8)
Incorporated by reference to Exhibit d.8 to Allied Capital's post-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2/A (File No. 333-133755), filed on March 28, 2007.

(9)
Incorporated by reference to Exhibit d.9(a) to Allied Capital's post-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2/A (File No. 333-133755), filed on April 2, 2007.

(10)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663), filed April 7, 2010.

(11)
Incorporated by reference to Exhibits 4.1, 4.2 and 4.3 to the Company's Current Report on Form 8-K, filed on October 22, 2010.

(12)
Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K (File No. 814-00663), filed on January 28, 2011.

(13)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663) filed on November 8, 2010.

(14)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663) filed on June 5, 2006.

(15)
Incorporated by reference to Exhibit (j) to the Company's pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-158211), filed on May 28, 2009.

(16)
Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q (File No. 814-00663) for the quarter ended June 30, 2007, filed on August 9, 2007.

(17)
Incorporated by reference to Exhibit (k)(3) to the Company's pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-114656), filed on September 17, 2004.

(18)
Incorporated by reference to Exhibits 10.1 through 10.4, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on January 25, 2010.

(19)
Incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q (File No. 814-00663) for the quarter ended March 30, 2010, filed on May 10, 2010.

(20)
Incorporated by reference to Exhibits 10.2 through 10.8, as applicable, to the Company's Form 10-Q (File No. 814-00663) for the quarter ended June 30, 2006, filed on August 9, 2006.

(21)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663), filed on May 19, 2010.

(22)
Incorporated by reference to Exhibit (k)(12) to the Company's pre-effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2/A (File No. 333-165585), filed on October 5, 2010.

(23)
Incorporated by reference to Exhibit 10.1 to the Company's 8-K (File No. 814-00663), filed on January 19, 2011.

(24)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663) filed on November 14, 2007.

(25)
Incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q (File No. 814-00663) for the quarter ended June 30, 2009, filed on August 6, 2009.

(26)
Incorporated by reference to Exhibits (h)(1) and (h)(2), as applicable, to the Company's Registration Statement under the Securities Act of 1933, on Form N-2 (File No. 333-165585), filed on March 19, 2010.

(27)
Included in Note 10 to the Company's Notes to Consolidated Financial Statements filed herewith.

(28)
Incorporated by reference to Exhibit 14.1 to the Company's Form 10-K (File No. 814-00663) for the year ended December 31, 2008, filed on March 2, 2009.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ares Capital Corporation

        We have audited the accompanying consolidated balance sheets of Ares Capital Corporation (and subsidiaries) (the Company) as of December 31, 2010 and 2009, including the consolidated schedule of investments as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows, and the financial highlights (included in Note 15), for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ares Capital Corporation (and subsidiaries) as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ares Capital Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of Treadway Commission (COSO), and our report dated February 28, 2011 expressed an unqualified opinion on the effectiveness of Ares Capital Corporation's internal control over financial reporting.

        As explained in Note 8 to the consolidated financial statements, the accompanying consolidated financial statements include investments valued at $4.3 billion (142% of net assets), whose fair values have been estimated by the Board of Directors and management in the absence of readily determinable fair values. Such estimates are based on financial and other information provided by management of its portfolio companies, pertinent market and industry data, as well as input from independent valuation firms. These investments are valued in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (SFAS 157) (included in FASB ASC 820, Fair Value Measurements and Disclosures), which requires the Company to assume that the portfolio investments are sold in a principal market to market participants. The Company has considered its principal market as the market in which the Company exits its portfolio investments with the greatest volume and level of activity. SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to these valuation techniques are observable or unobservable. $4.3 billion of investments at December 31, 2010 are valued based on unobservable inputs. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, they may fluctuate significantly over short periods of time. These determinations of fair value could differ materially from the values that would have been utilized had a ready market for these investments existed.

Los Angeles, California
February 28, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ares Capital Corporation:

        We have audited Ares Capital Corporation's (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ares Capital Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Ares Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ares Capital Corporation (and subsidiaries) as of December 31, 2010 and 2009, including the consolidated schedule of investments as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows, and the financial highlights (included in Note 15), for each of the years in the three-year period ended December 31, 2010, and our report dated February 28, 2011 expressed an unqualified opinion on those consolidated financial statements.

Los Angeles, California
February 28, 2011

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of December 31,
	2010	2009
ASSETS
Investments at fair value
Non-controlled/non-affiliate investments	$2,482,642	$1,568,423
Non-controlled affiliate company investments	380,396	276,351
Controlled affiliate company investments	1,454,952	327,040

Total investments at fair value (amortized cost of $4,291,955 and $2,376,384, respectively)	4,317,990	2,171,814
Cash and cash equivalents	100,752	99,227
Receivable for open trades	8,876	—
Interest receivable	72,548	28,019
Other assets	62,380	14,455

Total assets	$4,562,546	$2,313,515

LIABILITIES
Debt	$1,378,509	$969,465
Management and incentive fees payable	52,397	66,495
Accounts payable and other liabilities	34,742	16,533
Interest and facility fees payable	21,763	2,645
Payable for open trades	24,602	489

Total liabilities	1,512,013	1,055,627

Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Common stock, par value $.001 per share, 300,000 common shares authorized, 204,419 and 109,945 common shares issued and outstanding, respectively	204	110
Capital in excess of par value	3,205,326	1,490,458
Accumulated (overdistributed) undistributed net investment income	(11,336)	3,143
Accumulated net realized loss on investments, foreign currency transactions, extinguishment of debt, other assets and acquisitions	(169,696)	(31,115)
Net unrealized gain (loss) on investments and foreign currency transactions	26,035	(204,708)

Total stockholders' equity	3,050,533	1,257,888

Total liabilities and stockholders' equity	$4,562,546	$2,313,515

NET ASSETS PER SHARE	$14.92	$11.44

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended December 31,
	2010	2009	2008
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest from investments	$238,278	$188,126	$169,519
Capital structuring service fees	23,921	5,429	16,421
Management fees	4,797	113	—
Dividend income	4,340	1,162	1,621
Interest from cash & cash equivalents	112	265	1,625
Other income	5,310	6,484	3,244

Total investment income from non-controlled/non-affiliate company investments	276,758	201,579	192,430
From non-controlled affiliate company investments:
Interest from investments	51,386	21,866	28,532
Capital structuring service fees	813	—	1,821
Management fees	813	1,443	750
Dividend income	2,125	285	825
Other income	569	377	847

Total investment income from non-controlled affiliate company investments	55,706	23,971	32,775
From controlled affiliate company investments:
Interest from investments	103,853	15,074	10,420
Capital structuring service fees	29,946	194	3,000
Management fees	8,762	1,942	1,628
Dividend income	7,903	2,391	133
Other income	468	121	75

Total investment income from controlled affiliate company investments	150,932	19,722	15,256

Total investment income	483,396	245,272	240,461

EXPENSES:
Interest and credit facility fees	79,347	24,262	36,515
Incentive management fees	76,895	33,332	31,748
Base management fees	51,998	30,409	30,463
Professional fees and other costs related to the acquisition of Allied Capital Corporation	19,833	4,939	—
Professional fees	12,320	7,820	5,990
Administrative fees	8,721	4,009	2,701
Other general and administrative	13,074	6,519	5,804

Total expenses	262,188	111,290	113,221
NET INVESTMENT INCOME BEFORE INCOME TAXES	221,208	133,982	127,240

Income tax expense, including excise tax	5,392	576	248

NET INVESTMENT INCOME	215,816	133,406	126,992

REALIZED AND UNREALIZED NET GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCIES:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	26,865	(17,010)	5,200
Non-controlled affiliate company investments	11,965	(15,478)	1,357
Controlled affiliate company investments	6,563	(13,680)	—
Foreign currency transactions	85	205	(186)

Net realized gains (losses)	45,478	(45,963)	6,371
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	138,619	60,339	(168,570)
Non-controlled affiliate company investments	40,595	21,361	(82,457)
Controlled affiliate company investments	51,681	7,194	(21,797)
Foreign currency transactions	(152)	(187)	6

Net unrealized gains (losses)	230,743	88,707	(272,818)

Net realized and unrealized gains (losses) from investments and foreign currencies	276,221	42,744	(266,447)

GAIN ON THE ACQUISITION OF ALLIED CAPITAL CORPORATION	195,876	—	—
REALIZED GAIN (LOSS) ON EXTINGUISHMENT OF DEBT	(1,961)	26,543	—
REALIZED GAIN ON SALE OF OTHER ASSETS	5,882	—	—

NET INCREASE (DECREASE) IN STOCKHOLDERS' EQUITY RESULTING FROM OPERATIONS	$691,834	$202,693	$(139,455)

BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 10)	$3.91	$1.99	$(1.56)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING—BASIC AND DILUTED (see Note 10)	176,732	101,720	89,666

See accompanying notes to consolidated financial statements.

 ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2010
(dollar amounts in thousands)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds
AGILE Fund I, LLC(7)(9)	Investment partnership	Member interest (0.50% interest)		4/1/2010	$264	$217	(16)

BB&T Capital Partners/Windsor Mezzanine Fund, LLC(6)(9)	Investment company	Member interest (32.59% interest)		4/1/2010	11,900	15,704

Callidus Debt Partners CDO Fund I, Ltd.(8)(9)	Investment company	Class C notes ($18,800 par due 12/2013)		4/1/2010	2,669	1,239
		Class D notes ($9,400 par due 12/2013)		4/1/2010	—	—	(13)

					2,669	1,239

Callidus Debt Partners CLO Fund III, Ltd.(8)(9)	Investment company	Preferred shares (23,600,000 shares)	7.18%	4/1/2010	4,343	7,324	(16)

Callidus Debt Partners CLO Fund IV, Ltd.(8)(9)	Investment company	Class D notes ($3,000 par due 4/2020)	4.84% (Libor + 4.55%/Q)	4/1/2010	1,824	1,817	(16)
		Subordinated notes ($17,500 par due 4/2020)	14.92%	4/1/2010	6,935	11,720	(16)

					8,759	13,537

Callidus Debt Partners CLO Fund V, Ltd.(8)(9)	Investment company	Subordinated notes ($14,150 par due 11/2020)	23.49%	4/1/2010	8,586	11,995	(16)

Callidus Debt Partners CLO Fund VI, Ltd.(8)(9)	Investment company	Class D notes ($9,000 par due 10/2021)	6.29% (Libor + 6.00%/Q)	4/1/2010	4,039	5,538	(16)
		Subordinated notes ($25,500 par due 10/2021)	20.14%	4/1/2010	11,572	22,711	(16)

					15,611	28,249

Callidus Debt Partners CLO Fund VII, Ltd.(8)(9)	Investment company	Subordinated notes ($28,000 par due 1/2021)	11.94%	4/1/2010	10,216	17,197	(16)

Callidus MAPS CLO Fund I LLC	Investment company	Class E notes ($17,000 par due 12/2017)	5.79% (Libor + 5.5%/Q)	4/1/2010	11,863	11,535	(16)
		Subordinated notes ($47,900 par due 12/2017)	8.62%	4/1/2010	12,652	19,156	(16)

					24,515	30,691

Callidus MAPS CLO Fund II, Ltd.(8)(9)	Investment company	Class D notes ($7,700 par due 7/2022)	4.54% (Libor + 4.25%/Q)	4/1/2010	3,428	4,364	(16)
		Subordinated notes ($17,900 par due 7/2022)	18.41%	4/1/2010	8,857	13,624	(16)

					12,285	17,988

Carador PLC(6)(8)(9)(17)	Investment company	Ordinary shares (7,110,525 shares)		12/15/2006	9,033	5,333	(16)

CIC Flex, LP(9)	Investment partnership	Limited partnership units (0.94 unit)		9/7/2007	2,553	2,500	(16)

Covestia Capital Partners, LP(9)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	1,059	1,041	(16)

Dryden XVIII Leveraged Loan 2007 Limited(8)(9)	Investment company	Class B notes ($9,000 par due 10/2019)	4.79% (Libor + 4.50%/Q)	4/1/2010	3,816	4,823	(16)
		Subordinated notes ($21,164 par due 10/2019)	23.01%	4/1/2010	12,266	19,436	(16)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Dynamic India Fund IV, LLC(9)	Investment company	Member interest (5.44% interest)		4/1/2010	4,822	4,822	(16)

Fidus Mezzanine Capital, L.P.(9)	Investment partnership	Limited partnership interest (29.12% interest)		4/1/2010	9,206	7,499

Firstlight Financial Corporation(6)(9)	Investment company	Senior subordinated loan ($73,811 par due 12/2016)	1.00% PIK	12/31/2006	73,569	54,050	(4)(16)
		Common stock (10,000 shares)		12/31/2006	10,000	—	(16)
		Common stock (30,000 shares)		12/31/2006	30,000	—	(16)

					113,569	54,050

HCI Equity, LLC(7)(8)(9)	Investment company	Member interest (100% interest)		4/1/2010	808	993	(16)

Imperial Capital Private Opportunities, LP(6)(9)	Investment partnership	Limited partnership interest (80% interest)		5/10/2007	6,643	5,300	(16)

Ivy Hill Middle Market Credit Fund, Ltd.(7)(8)(9)	Investment company	Class B deferrable interest notes ($40,000 par due 11/2018)	6.25% (Libor + 6.00%/Q)	11/20/2007	40,000	37,200	(16)
		Subordinated notes ($15,351 par due 11/2018)	15.50%	11/20/2007	15,351	14,737	(16)

					55,351	51,937

Knightsbridge CLO 2007-1 Ltd.(7)(8)(9)	Investment company	Class E notes ($20,350 par due 1/2022)	9.29% (Libor + 9.00%/Q)	3/24/2010	14,852	14,545	(16)

Knightsbridge CLO 2008-1 Ltd.(7)(8)(9)	Investment company	Class C notes ($14,400 par due 6/2018)	7.80% (Libor + 7.50%/Q)	3/24/2010	14,400	14,400	(16)
		Class D notes ($9,000 par due 6/2018)	8.79% (Libor + 8.50%/Q)	3/24/2010	9,000	9,000	(16)
		Class E notes ($14,850 par due 6/2018)	5.29% (Libor + 5.00%/Q)	3/24/2010	13,596	10,488	(16)

					36,996	33,888

Kodiak Funding, LP(9)	Investment partnership	Limited partnership interest (1.52% interest)		4/1/2010	918	788

Novak Biddle Venture Partners III, L.P.(9)	Investment partnership	Limited partnership interest (2.47% interest)		4/1/2010	221	254	(16)

Pangaea CLO 2007-1 Ltd.(8)(9)	Investment company	Class D notes ($15,000 par due 1/2021)	5.04% (Libor + 4.75%/Q)	4/1/2010	9,061	8,307	(16)

Partnership Capital Growth Fund I, LP(9)	Investment partnership	Limited partnership interest (25% interest)		6/16/2006	2,370	2,393	(16)

Senior Secured Loan Fund LLC(7)(15)	Investment company	Subordinated certificates ($548,161 par due 12/2015)	(Libor + 8.00%/Q)	10/30/2009	537,439	561,674	(16)

Trivergance Capital Partners, LP(9)	Investment partnership	Limited partnership interest (100% interest)		6/5/2008	3,162	—	(16)

VSC Investors LLC(9)	Investment company	Membership interest (4.63% interest)		1/24/2008	994	699	(16)

					924,287	924,423		30.30%

Healthcare-Services
Axium Healthcare Pharmacy, Inc.	Specialty pharmacy provider	Senior subordinated loan ($3,160 par due 3/2015)	8.00%	4/1/2010	2,915	3,002	(4)

CCS Group Holdings, LLC	Correctional facility healthcare operator	Class A units (1,000,000 units)		8/19/2010	1,000	1,000	(16)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
CT Technologies Intermediate Holdings, Inc. and CT	Healthcare analysis services	Preferred stock (7,427 shares)		6/15/2007	8,763	8,325	(16)
Technologies Holdings, LLC(6)		Common stock (9,679 shares)		6/15/2007	4,000	9,656	(16)
		Common stock (1,546 shares)		6/15/2007	—	1,542	(16)

					12,763	19,523

DSI Renal Inc.(6)	Dialysis provider	Senior secured loan ($9,359 par due 3/2013)	8.50% (Libor + 6.50%/M)	4/4/2006	9,284	9,359	(14)(16)
		Senior subordinated loan ($69,009 par due 4/2014)	6.00% Cash, 10.00% PIK	4/4/2006	68,523	69,006	(4)(16)
		Common units (19,726 units)		4/4/2006	19,684	40,687	(16)

					97,491	119,052

GG Merger Sub I, Inc.	Drug testing services	Senior secured loan ($11,330 par due 12/2014)	4.31% (Libor + 4.0%/Q)	12/14/2007	10,944	10,764	(2)
		Senior secured loan ($12,000 par due 12/2014)	4.31% (Libor + 4.0%/Q)	12/14/2007	11,586	11,400	(3)

					22,530	22,164

HCP Acquisition Holdings, LLC(7)	Healthcare compliance advisory services	Class A units (10,044,176 units)		6/26/2008	10,044	5,070	(16)

Heartland Dental Care, Inc.	Dental services	Senior subordinated loan ($27,717 par due 7/2014)	14.25%	7/31/2008	27,717	28,548	(16)

INC Research, Inc.	Pharmaceutical and biotechnology	Senior subordinated loan ($10,039 par due 9/2017)	13.50%	9/27/2010	10,039	10,039	(16)
	consulting services	Common stock (1,000,000 shares)		9/27/2010	1,000	1,000	(16)

					11,039	11,039

Magnacare Holdings, Inc., Magnacare Administrative	Healthcare professional provider	Senior secured loan ($66,169 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/13/2010	66,169	66,169	(14)(16)
Services, LLC, and Magnacare, LLC		Senior secured loan ($48,511 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/13/2010	48,511	48,511	(2)(14)
		Senior secured loan ($9,023 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/13/2010	9,023	9,023	(3)(14)

					123,703	123,703

MPBP Holdings, Inc., Cohr Holdings, Inc. and MPBP	Healthcare equipment services	Junior secured loan ($18,851 par due 1/2014)		1/31/2007	18,851	943	(13)(16)
Acquisition Co., Inc.		Junior secured loan ($11,310 par due 1/2014)		1/31/2007	11,310	566	(3)(13)
		Common stock (50,000 shares)		1/31/2007	5,000	—	(16)

					35,161	1,509

MWD Acquisition Sub, Inc.	Dental services	Junior secured loan ($5,000 par due 5/2013)	6.51% (Libor + 6.25%/M)	5/3/2007	5,000	4,800	(3)

NS Merger Sub. Inc. and NS Holdings, Inc.	Healthcare technology provider	Senior subordinated loan ($579 par due 6/2017)	13.50%	6/21/2010	579	579	(16)
		Senior subordinated loan ($50,000 par due 6/2017)	13.50%	6/21/2010	50,000	50,000	(2)
		Common stock (2,500,000 shares)		6/21/2010	2,500	2,500	(16)

					53,079	53,079

OnCURE Medical Corp.	Radiation oncology care provider	Common stock (857,143 shares)		8/18/2006	3,000	2,910	(16)

Passport Health Communications, Inc.,	Healthcare technology provider	Senior secured loan ($11,287 par due 5/2014)	8.25% (Libor + 7.0%/Q)	5/9/2008	11,287	11,287	(2)(14)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Passport Holding Corp. and Prism Holding Corp.		Senior secured loan ($10,419 par due 5/2014)	8.25% (Libor + 7.0%/Q)	5/9/2008	10,419	10,419	(3)(14)
		Series A preferred stock (1,594,457 shares)		7/30/2008	11,156	10,978	(4)(16)
		Common stock (16,106 shares)		7/30/2008	100	—	(16)

					32,962	32,684

PG Mergersub, Inc.	Provider of patient surveys, management	Senior secured loan ($1,100 par due 11/3/2015)	6.75% (Libor + 5.0%/Q)	11/3/2010	1,098	1,100	(16)(14)
	reports and national databases for	Senior secured loan ($9,200 par due 11/3/2015)	6.75% (Libor + 5.0%/Q)	11/3/2010	9,171	9,200	(3)(14)
	integrated healthcare delivery system	Senior subordinated loan ($4,000 par due 3/2016)	12.50%	3/12/2008	3,948	4,000	(16)
		Preferred stock (333 shares)		3/12/2008	125	9	(16)
		Common stock (16,667 shares)		3/12/2008	167	471	(16)

					14,509	14,780

Reed Group, Ltd.	Medical disability management services	Senior secured loan ($10,755 par due 12/2013)		4/1/2010	9,129	9,142	(13)(16)
	provider	Senior secured revolving loan ($1,250 par due 12/2013)		4/1/2010	1,097	1,063	(13)(16)
		Senior subordinated loan ($19,625 par due 12/2013)		4/1/2010	15,918	10,714	(13)(16)
		Equity interests		4/1/2010	203	—	(16)

					26,347	20,919

Regency Healthcare Group, LLC(6)	Hospice provider	Preferred member interest (1,293,960 shares)		4/1/2010	2,007	1,672	(16)

Soteria Imaging Services, LLC(6)	Outpatient medical imaging provider	Junior secured loan ($1,687 par due 11/2010)		4/1/2010	1,644	1,383	(13)(16)
		Junior secured loan ($2,422 par due 11/2010)		4/1/2010	2,361	1,986	(13)(16)
		Preferred member interest (1,881,234 units)		4/1/2010	—	—

					4,005	3,369

Sunquest Information Systems, Inc.	Laboratory software solutions provider	Junior secured loan ($95,000 par due 6/2017)	9.75% (Libor + 8.50%/M)	12/16/2010	95,000	95,000	(14)(16)
		Junior secured loan ($50,000 par due 6/2017)	9.75% (Libor + 8.50%/M)	12/16/2010	50,000	50,000	(2)(14)

					145,000	145,000

U.S. Renal Care, Inc.	Dialysis provider	Senior subordinated loan ($20,235 par due 5/2017)	11.25% Cash, 2.00% PIK	5/24/2010	20,235	20,235	(4)(16)

Univita Health Inc.	Outsourced services provider	Senior subordinated loan ($21,094 par due 12/2014)	12.00% Cash, 3.00% PIK	12/22/2009	21,094	21,094	(4)(16)

VOTC Acquisition Corp.	Radiation oncology care provider	Senior secured loan ($7,580 par due 7/2012)	11.00% Cash, 2.00% PIK	6/30/2008	7,580	7,580	(4)(16)
		Preferred stock (3,888,222 shares)		7/14/2008	8,748	11,624	(16)

					16,328	19,204

					687,929	674,356		22.11%

Business Services
Aviation Properties Corporation(7)	Aviation services	Common stock (100 shares)		4/1/2010	—	—	(16)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
BenefitMall Holdings Inc.(7)	Employee benefits broker services	Senior subordinated loan ($40,326 par due 6/2014)	18.00%	4/1/2010	40,326	40,326
	company	Common stock (39,274,290 shares)		4/1/2010	53,510	50,450
		Warrants		4/1/2010	—	—

					93,836	90,776

Booz Allen Hamilton, Inc.	Strategy and technology consulting services	Senior secured loan ($733 par due 7/2015)	7.50% (Libor + 4.50%/M)	7/31/2008	721	733	(3)(14)
		Senior subordinated loan ($101 par due 7/2016)	13.00%	7/31/2008	90	104	(16)
		Senior subordinated loan ($5,007 par due 7/2016)	13.00%	7/31/2008	4,983	5,157	(2)

					5,794	5,994

CitiPostal Inc.(7)	Document storage and management services	Senior secured revolving loan ($691 par due 12/2013)	6.50% (Libor + 4.50%/M)	4/1/2010	691	691	(14)(16)
		Senior secured revolving loan ($700 par due 12/2013)	6.50% (Libor + 4.50%/Q)	4/1/2010	700	700	(14)(16)
		Senior secured revolving loan ($1,250 par due 12/2013)	6.75% (Base Rate + 3.25%/Q)	4/1/2010	1,250	1,250	(14)(16)
		Senior secured loan ($49,333 par due 12/2013)	11.00% Cash, 2.00% PIK	4/1/2010	49,333	49,333	(2)(4)
		Senior secured loan ($482 par due 12/2013)	11.00% Cash, 2.00% PIK	4/1/2010	482	482	(4)(16)
		Senior subordinated loan ($12,526 par due 12/2015)	16.00% PIK	4/1/2010	12,526	12,022	(4)(16)
		Common stock (37,024 shares)		4/1/2010	—	—

					64,982	64,478

Cook Inlet Alternative Risk, LLC	Risk management services	Senior secured loan ($40,000 par due 4/2013)	8.50%	4/1/2010	25,124	26,083	(16)
		Senior secured loan ($44,346 par due 4/2013)	8.50%	4/1/2010	26,622	28,917	(16)
		Member interest (3.17%)		4/1/2010	—	—

					51,746	55,000

Coverall North America, Inc.(7)	Commercial janitorial service provider	Senior secured loan ($15,763 par due 7/2011)	12.00%	4/1/2010	15,763	15,763	(2)
		Senior secured loan ($15,864 par due 7/2011)	12.00%	4/1/2010	15,864	15,864	(2)
		Senior subordinated loan ($5,557 par due 7/2011)		4/1/2010	5,554	928	(13)(16)
		Common stock (763,333 shares)		4/1/2010	2,999	—

					40,180	32,555

Digital Videostream, LLC	Media content supply chain services company	Senior secured loan ($256 par due 2/2012)	10.00% Cash, 1.00% PIK	4/1/2010	256	256	(4)(16)
		Senior secured loan ($9 par due 2/2012)	10.00% Cash, 1.00% PIK	4/1/2010	9	9	(2)(4)
		Senior secured loan ($10,403 par due 2/2012)	10.00% Cash, 1.00% PIK	4/1/2010	10,345	10,403	(2)(4)
		Convertible subordinated loan ($5,538 par due 2/2016)	10.00% PIK	4/1/2010	5,978	6,025	(4)(16)

					16,588	16,693

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Diversified Collections Services, Inc.	Collections services	Senior secured loan ($6,921 par due 3/2012)	7.50% (Libor + 5.50%/Q)	4/1/2010	6,921	6,921	(3)(14)
		Senior secured loan ($79 par due 3/2012)	7.50% (Libor + 5.50%/Q)	4/1/2010	79	79	(3)(14)
		Senior secured loan ($34,000 par due 9/2012)	13.75% (Libor + 11.75%/Q)	4/1/2010	34,000	34,000	(2)(14)
		Senior secured loan ($2,000 par due 9/2012)	13.75% (Libor + 11.75%/Q)	4/1/2010	2,000	2,000	(2)(14)
		Preferred stock (14,927 shares)		5/18/2006	169	289	(16)
		Common stock (114,004 shares)		2/5/2005	295	445	(16)
		Common stock (478,816 shares)		4/1/2010	1,478	1,586

					44,942	45,320

Diversified Mercury Communications, LLC	Business media consulting services	Senior secured loan ($1,774 par due 3/2013)	8.00% (Base Rate + 4.50%/M)	4/1/2010	1,613	1,596	(14)(16)

Impact Innovations Group, LLC(7)	IT consulting and outsourcing services	Member interest (50% interest)		4/1/2010	—	—

Investor Group Services, LLC(6)	Business consulting for private equity and corporate clients	Limited liability company membership interest (10.00% interest)		6/22/2006	—	564

Multi-Ad Services, Inc.(6)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	788	1,366	(16)
		Common units (1,725,280 units)		4/1/2010	—	—	(16)

					788	1,366

MVL Group, Inc.(7)	Marketing research provider	Senior secured loan ($22,772 par due 7/2012)	12.00%	4/1/2010	22,772	22,772	(16)
		Senior subordinated loan ($34,937 par due 7/2012)	12.00% Cash, 2.50% PIK	4/1/2010	33,884	34,937	(4)(16)
		Junior subordinated loan ($144 par due 7/2012)	10.00%	4/1/2010	—	33	(16)
		Common stock (554,091 shares)		4/1/2010	—	—	(16)
		Common stock (560,716 shares)		4/1/2010	—	—	(16)

					56,656	57,742

PC Helps Support, LLC	Technology support provider	Senior secured loan ($7,153 par due 12/2013)	3.54% (Libor + 3.25%/Q)	4/1/2010	7,153	7,153	(3)
		Senior subordinated loan ($23,377 par due 12/2013)	12.76%	4/1/2010	23,377	23,377	(16)

					30,530	30,530

Pillar Holdings LLC and PHL Holding Co.(6)	Mortgage services	Senior secured loan ($1,875 par due 5/2014)	14.50%	7/31/2008	1,875	1,875	(16)
		Senior secured loan ($5,500 par due 5/2014)	14.50%	7/31/2008	5,500	5,500	(2)
		Senior secured loan ($14,730 par due 11/2013)	5.80% (Libor + 5.50%/Q)	11/20/2007	14,730	14,730	(2)
		Senior secured loan ($9,194 par due 11/2013)	5.80% (Libor + 5.50%/Q)	11/20/2007	9,194	9,194	(3)
		Common stock (85 shares)		11/20/2007	3,768	5,701	(16)

					35,067	37,000

Primis Marketing Group, Inc. and Primis Holdings, LLC(6)	Database marketing services	Senior subordinated loan ($10,222 par due 2/2013)		8/24/2006	10,222	102	(13)(16)
		Preferred units (4,000 units)		8/24/2006	3,600	—	(16)
		Common units (4,000,000 units)		8/24/2006	400	—	(16)

					14,222	102

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Prommis Solutions, LLC, E-Default Services, LLC,	Bankruptcy and foreclosure processing	Senior subordinated loan ($16,788 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/2007	16,788	16,788	(4)(16)
Statewide Tax and Title Services, LLC &	services	Senior subordinated loan ($27,032 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/2007	27,032	27,032	(2)(4)
Statewide Publishing Services, LLC (formerly known as MR Processing Holding Corp.)		Preferred units (30,000 units)		4/11/2006	3,000	4,661	(16)

					46,820	48,481

Promo Works, LLC	Marketing services	Senior secured loan ($8,655 par due 12/2013)	11.00%	4/1/2010	5,105	5,438	(16)

R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	257	(16)

Summit Business Media, LLC	Business media consulting services	Junior secured loan ($11,930 par due 7/2014)		8/3/2007	10,276	239	(3)(13)

Summit Energy Services, Inc.	Energy management consulting services	Common stock (38,778 shares)		4/1/2010	222	287
		Common stock (385,608 shares)		4/1/2010	2,336	2,850

					2,558	3,137

Tradesmen International, Inc.	Construction labor support	Senior subordinated loan ($20,000 par due 5/2014)	10.00%	4/1/2010	14,364	20,000	(16)
		Warrants to purchase up to 771,036 shares		4/1/2010	—	2,086

					14,364	22,086

VSS-Tranzact Holdings, LLC(6)	Management consulting services	Common membership interest (8.51% interest)		10/26/2007	10,204	6,475

Venturehouse-Cibernet	Financial settlement	Equity interest		4/1/2010	—	—	(16)
Investors, LLC	services for intercarrier wireless roaming	Equity interest		4/1/2010	—	—	(16)

					—	—

					546,521	525,829		17.24%

Restaurants and Food Services
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($2,010 par due 11/2012)	6.50% (Libor + 3.50%/Q)	11/27/2006	2,010	2,010	(14)(16)
		Senior secured revolving loan ($108 par due 11/2012)	6.50% (Base Rate + 2.50%/Q)	11/27/2006	108	108	(14)(16)
		Senior secured loan ($22,839 par due 11/2013)	12.50% (Libor + 9.50%/Q)	11/27/2006	22,845	22,839	(2)(14)
		Senior secured loan ($10,705 par due 11/2013)	12.50% (Libor + 9.50%/Q)	11/27/2006	10,705	10,705	(3)(14)
		Promissory note ($14,897 par due 11/2016)		6/1/2006	14,886	10,957	(4)(16)
		Warrants to purchase up to 0.61 shares		6/1/2006	—	—	(16)

					50,554	46,619

Encanto Restaurants, Inc.(8)	Restaurant owner and operator	Junior secured loan ($20,997 par due 8/2013)	11.00%	8/16/2006	20,997	19,947	(2)
		Junior secured loan ($3,999 par due 8/2013)	11.00%	8/16/2006	3,999	3,799	(3)

					24,996	23,746

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Fulton Holdings Corp	Airport restaurant operator	Senior secured loan ($40,000 par due 5/2016)	12.50%	5/28/2010	40,000	40,000	(2)(11)
		Common stock (19,672 shares)		5/28/2010	1,967	2,430	(16)

					41,967	42,430

Orion Foods, LLC (fka Hot Stuff Foods, LLC)(7)	Convenience food service retailer	Senior secured loan ($34,357 par due 9/2014)	10.00% (Libor + 8.50%/Q)	4/1/2010	34,357	34,357	(14)(16)
		Junior secured loan ($37,552 par due 9/2014)	14.00%	4/1/2010	24,881	36,085	(16)
		Preferred stock ($10,000 par due)		4/1/2010	—	—	(16)
		Class A common units (25,001 units)		4/1/2010	—	—	(16)
		Class B common units (1,122,452 units)		4/1/2010	—	—	(16)

					59,238	70,442

Huddle House, Inc.(7)	Restaurant owner and operator	Senior subordinated loan ($20,300 par due 12/2015)	12.00% Cash, 3.00% PIK	4/1/2010	20,032	16,202	(4)(16)
		Common stock (358,428 shares)		4/1/2010	—	—

					20,032	16,202

OTG Management, Inc.	Airport restaurant operator	Junior secured loan ($12,603 par due 6/2013)	16.00% (Libor + 11.00% Cash, 2.00% PIK/M)	6/19/2008	12,603	12,603	(4)(14)(16)
		Junior secured loan ($42,030 par due 6/2013)	18.00% (Libor + 11.00% Cash, 4.00% PIK/M)	6/19/2008	42,030	42,030	(4)(14)(16)
		Warrants to purchase up to 100,857 shares of common stock		6/19/2008	100	4,939	(16)
		Warrants to purchase up to 9 shares of common stock		6/19/2008	—	—	(16)

					54,733	59,572

PMI Holdings, Inc.	Restaurant owner and operator	Senior secured revolving loan ($575 par due 5/2015)	10.00% (Libor + 8.00%/Q)	5/5/2010	575	575	(14)(16)
		Senior secured loan ($9,918 par due 5/2015)	10.00% (Libor + 8.00%/M)	5/5/2010	9,918	9,918	(2)(14)
		Senior secured loan ($9,918 par due 5/2015)	10.00% (Libor + 8.00%/M)	5/5/2010	9,918	9,918	(3)(14)
		Senior secured loan ($7 par due 5/2015)	10.25% (Base Rate + 7.00%/M)	5/5/2010	7	7	(2)
		Senior secured loan ($7 par due 5/2015)	10.25% (Base Rate + 7.00%/M)	5/5/2010	7	7	(3)

					20,425	20,425

S.B. Restaurant Company	Restaurant owner and operator	Senior secured loan ($35,406 par due 7/2012)	13.00% (Libor + 11.00%/Q)	4/1/2010	26,872	33,635	(14)(16)
		Preferred stock (46,690 shares)		4/1/2010	—	—	(16)
		Warrants to purchase up to 257,429 shares of common stock		4/1/2010	—	—	(16)

					26,872	33,635

Vistar Corporation and Wellspring Distribution Corp.	Food service distributor	Senior subordinated loan ($31,625 par due 5/2015)	13.50%	5/23/2008	31,625	31,625	(16)
		Senior subordinated loan ($30,000 par due 5/2015)	13.50%	5/23/2008	30,000	30,000	(2)
		Class A non-voting common stock (1,366,120 shares)		5/3/2008	7,500	5,287	(16)

					69,125	66,912

					367,942	379,983		12.46%

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Financial Services
AllBridge Financial, LLC(7)	Asset management services	Equity interests		4/1/2010	11,395	13,112	(16)

Callidus Capital Corporation(7)	Asset management services	Common stock (100 shares)		4/1/2010	—	246

Ciena Capital LLC(7)	Real estate and small business loan servicer	Senior secured loan ($14,000 par due 12/2013)	6.00%	11/23/2010	14,000	14,000	(16)
		Senior secured loan ($2,000 par due 12/2015)	12.00%	11/29/2010	2,000	2,000	(16)
		Senior secured loan ($20,000 par due 12/2015)	12.00%	11/29/2010	20,000	20,000	(16)
		Senior secured loan ($10,000 par due 12/2015)	12.00%	11/29/2010	10,000	10,000	(16)
		Equity interests		11/29/2010	53,374	47,063	(16)

					99,374	93,063

Commercial Credit Group, Inc.	Commercial equipment finance and leasing	Senior subordinated loan ($6,000 par due 6/2015)	15.00%	4/1/2010	6,000	6,000
	company	Senior subordinated loan ($4,000 par due 6/2015)	15.00%	4/1/2010	4,000	4,000
		Senior subordinated loan ($9,500 par due 6/2015)	15.00%	4/1/2010	9,500	9,500

					19,500	19,500

Compass Group Diversified Holdings, LLC(17)	Middle market business manager	Senior secured revolving loan ($735 par due 12/2012)	2.76% (Libor + 2.50%/M)	4/1/2010	735	735	(16)
		Senior secured revolving loan ($882 par due 12/2012)	2.76% (Libor + 2.50%/M)	4/1/2010	882	882	(16)

					1,617	1,617

Financial Pacific Company(7)	Commercial finance leasing	Preferred stock (6,500 shares)	8.00% PIK	10/13/2010	6,500	6,543	(16)
		Common stock (650,000 shares)		10/13/2010	—	—	(16)

					6,500	6,543

Imperial Capital Group, LLC(6)(9)	Investment services	Common units (2,526 units)		5/10/2007	3	4,735	(16)
		Common units (315 units)		5/10/2007	—	590	(16)
		Common units (7,710 units)		5/10/2007	14,997	14,453	(16)

					15,000	19,778

Ivy Hill Asset Management, L.P.(7)	Asset management services	Member interest (100% interest)		6/15/2009	103,458	136,235	(16)

					256,844	290,094		9.51%

Consumer Products—Non-durable
Augusta Sportswear, Inc.	Manufacturer of athletic apparel	Senior secured loan ($6,556 par due 7/2015)	8.50% (Libor + 7.50%/Q)	9/3/2010	6,556	6,556	(2)(14)
		Senior secured loan ($9,353 par due 7/2015)	8.50% (Libor + 7.50%/Q)	9/3/2010	9,353	9,353	(3)(14)

					15,909	15,909

Gilchrist & Soames, Inc.	Personal care manufacturer	Senior subordinated loan ($22,902 par due 10/2013)	13.44%	4/1/2010	22,128	22,902	(16)

Insight Pharmaceuticals Corporation(6)	OTC drug products manufactuer	Senior subordinated loan ($50,255 par due 9/2012)	13.00% Cash, 2.00% PIK	4/1/2010	50,255	50,255	(2)(4)(14)
		Senior subordinated loan ($5,298 par due 9/2012)	13.00% Cash, 2.00% PIK	4/1/2010	5,298	5,298	(4)(14)(16)
		Common stock (155,000 shares)		4/1/2010	12,070	13,432	(16)

					67,623	68,985

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Making Memories Wholesale, Inc.(7)	Scrapbooking branded products manufacturer	Senior secured revolving loan ($250 par due 8/2014)	10.00% (Libor + 6.50%/Q)	8/21/2009	250	250	(14)(16)
		Senior secured revolving loan ($250 par due 8/2014)	10.00% (Libor + 6.50%/Q)	8/21/2009	250	250	(14)(16)
		Senior secured loan ($9,388 par due 8/2014)		8/21/2009	7,433	6,048	(13)(14)(16)
		Senior secured loan ($5,129 par due 8/2014)		8/21/2009	3,979	—	(13)(16)
		Common stock (100 shares)		8/21/2009	—	—	(16)

					11,912	6,548

The Step2 Company, LLC	Toy manufacturer	Senior secured loan ($27,000 par due 4/2015)	10.00%	4/1/2010	25,557	27,000	(4)(16)
		Senior subordinated loan ($30,000 par due 4/2015)	15.00%	4/1/2010	28,396	30,000	(4)(16)
		Common units (1,114,343 units)		4/1/2010	24	1,010	(16)
		Warrants to purchase up to 3,157,895 shares		4/1/2010	—	—	(16)

					53,977	58,010

The Thymes, LLC(7)	Cosmetic products	Preferred units (6,283 units)	8.00% PIK	6/21/2007	6,784	6,902	(4)
	manufacturer	Common units (5,400 units)		6/21/2007	—	—	(16)

					6,784	6,902

Woodstream Corporation	Pet products manufacturer	Senior subordinated loan ($4,743 par due 2/2015)	12.00%	1/22/2010	4,772	4,505	(16)
		Senior subordinated loan ($50,257 par due 2/2015)	12.00%	1/22/2010	43,287	47,745	(16)
		Common stock (4,254 shares)		1/22/2010	1,222	2,194	(16)

					49,281	54,444

					227,614	233,700		7.66%

Education
Campus Management Corp. and Campus Management Acquisition Corp.(6)	Education software developer	Preferred stock (465,509 shares)		2/8/2008	9,949	13,834	(16)

Community Education Centers, Inc.	Offender re-entry and in-prison treatment services provider	Senior secured loan ($20,000 par due 12/2014)	6.25% (Libor + 5.25%/M)	12/10/2010	20,000	20,000	(14)(16)
		Junior secured loan ($9,231 par due 12/2015)	15.28% (Libor + 15.00%/M)	12/10/2010	9,231	9,231	(16)
		Junior secured loan ($30,769 par due 12/2015)	15.30% (Libor + 15.00%/M)	12/10/2010	30,769	30,769	(16)
		Warrants to purchase up to 578,407 shares		12/13/2010	—	1,009	(16)

					60,000	61,009

eInstruction Corporation	Developer, manufacturer and	Senior subordinated loan ($23,270 par due 1/2015)	16.00% PIK	4/1/2010	21,290	22,106	(4)(16)
	retailer of educational products	Junior secured loan ($17,000 par due 7/2014)	7.80% (Libor + 7.50%/Q)	4/1/2010	14,881	14,960	(16)
		Common stock (2,406 shares)		4/1/2010	926	1,326	(16)

					37,097	38,392

ELC Acquisition Corporation	Developer, manufacturer and	Senior secured loan ($160 par due 11/2012)	3.51% (Libor + 3.25%/M)	11/30/2006	160	160	(3)
	retailer of educational products	Junior secured loan ($8,333 par due 11/2013)	7.26% (Libor + 7.00%/M)	11/30/2006	8,333	8,333	(3)

					8,493	8,493

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Instituto de Banca y Comercio, Inc. & Leeds IV	Private school operator	Series B preferred stock (1,401,385 shares)		8/5/2010	4,004	4,244	(16)
Advisors, Inc.		Series B preferred stock (348,615 shares)		8/5/2010	996	1,056	(16)
		Series C preferred stock (1,994,644 shares)		6/7/2010	547	2,586	(16)
		Series C preferred stock (517,942 shares)		6/7/2010	142	672	(16)
		Common stock (16 shares)		6/7/2010	—	—	(16)
		Common stock (4 shares)		6/7/2010	—	—	(16)

					5,689	8,558

JTC Education Holdings, Inc.	Postsecondary school operator	Senior secured loan ($19,997 par due 12/2014)	12.50% (Libor + 9.50%/M)	12/31/2009	19,997	19,997	(14)(16)
		Senior secured loan ($10,863 par due 12/2014)	12.50% (Libor + 9.50%/M)	12/31/2009	10,863	10,863	(3)(14)

					30,860	30,860

R3 Education, Inc. (formerly known as Equinox EIC	Medical school operator	Senior secured loan ($6,275 par due 4/2013)	9.00% (Libor + 6.00%/Q)	4/3/2007	6,275	9,652	(3)(14)
Partners, LLC and MUA Management Company) and		Senior secured loan ($10,113 par due 4/2013)	9.00% (Libor + 6.00%/Q)	9/21/2007	10,113	15,555	(14)(16)
EIC Acquisitions Corp.(8)		Senior secured loan ($4,000 par due 4/2013)	9.00% (Libor + 6.00%/Q)	9/21/2007	4,000	6,153	(3)(14)
		Senior secured loan ($5,727 par due 4/2013)	13.00% PIK	12/8/2009	2,335	8,809	(4)(16)
		Preferred stock (800 shares)		7/30/2008	200	100	(16)
		Preferred stock (8,000 shares)		7/30/2008	2,000	1,000	(16)
		Common membership interest (26.27% interest)		9/21/2007	15,800	20,734	(16)
		Warrants to purchase up to 27,890 shares		12/8/2009	—	—	(16)

					40,723	62,003

					192,811	223,149		7.32%

Manufacturing
Component Hardware Group, Inc.	Commercial equipment manufacturer	Senior secured loan ($3,014 par due 12/2014)	7.00% Cash, 3.00% PIK	8/4/2010	3,014	3,014	(4)(16)
		Senior subordinated loan ($10,078 par due 12/2014)	7.50% Cash, 5.00% PIK	4/1/2010	5,775	10,078	(4)
		Warrants to purchase up to 1,462,500 shares of common stock		8/4/2010	—	1,240	(16)

					8,789	14,332

Emerald Performance Materials, LLC	Polymers and performance materials	Senior secured loan ($375 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/16/2006	375	375	(14)(16)
	manufacturer	Senior secured loan ($5,801 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/16/2006	5,801	5,801	(14)(16)
		Senior secured loan ($536 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/16/2006	536	536	(3)(14)
		Senior secured loan ($8,296 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/16/2006	8,296	8,296	(3)(14)
		Senior secured loan ($3,806 par due 5/2011)	10.00% (Libor + 6.00%/M)	5/16/2006	3,806	3,806	(14)(16)
		Senior secured loan ($1,579 par due 5/2011)	10.00% (Libor + 6.00%/M)	5/16/2006	1,579	1,579	(3)(14)
		Senior secured loan ($3,558 par due 5/2011)	13.00% Cash, 3.00% PIK	5/16/2006	3,558	3,558	(4)(16)
		Senior secured loan ($5,089 par due 5/2011)	13.00% Cash, 3.00% PIK	5/16/2006	5,089	5,089	(2)(4)

					29,040	29,040

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Industrial Air Tool, LP and Affiliates d/b/a Industrial Air	Industrial products	Class B common units (37,125 units)		4/1/2010	6,000	14,787
Tool(7)		Member interest (375 units)		4/1/2010	7,419	149	(16)

					13,419	14,936

NetShape Technologies, Inc.	Metal precision engineered components	Senior secured revolving loan ($972 par due 2/2013)	4.06% (Libor + 3.75%/M)	4/1/2010	521	602	(16)
	manufacturer	Common units (1,000 units)		1/30/2007	1,000	—	(16)

					1,521	602

Reflexite Corporation(7)	Developer and manufacturer of	Senior subordinated loan ($3,282 par due 11/2014)	20.00% (Base Rate + 12.25%	2/26/2008	3,282	3,282	(4)(14)(16)
	high-visibility reflective		Cash, 7.50% PIK/Q)
	products	Senior subordinated loan ($5,999 par due 11/2014)	20.00% (Base Rate + 12.25% Cash, 7.50% PIK/Q)	2/26/2008	5,999	5,999	(3)(4)(14)
		Common stock (1,821,860 shares)		3/28/2006	27,435	30,523	(16)

					36,716	39,804

STS Operating, Inc.	Hydraulic systems equipment and supplies provider	Senior subordinated loan ($30,386 par due 1/2013)	11.00%	4/1/2010	29,461	30,386	(2)

Bundy Refrigeration International Holding B.V. (aka Tyde Group Worldwide)	Refrigeration and cooling systems parts manufacturer	Senior secured loan ($9,010 par due 4/2012)	13.13% (Base Rate + 9.88%/Q)	12/15/2010	9,010	9,010	(16)
		Senior secured loan ($15,592 par due 4/2012)	15.38% (Base Rate + 12.13%/Q)	12/15/2010	15,592	15,592	(16)

					24,602	24,602

UL Holding Co., LLC	Petroleum product manufacturer	Senior secured loan ($5,000 par due 12/2012)	15.00%	8/13/2010	5,000	5,000	(16)
		Junior secured loan ($2,108 par due 12/2012)	9.66% (Libor + 9.38%/Q)	2/13/2009	2,108	2,108	(16)
		Junior secured loan ($839 par due 12/2012)	9.66% (Libor + 9.38%/Q)	2/13/2009	839	839	(3)
		Junior secured loan ($2,119 par due 12/2012)	14.50%	2/13/2009	2,119	2,119	(16)
		Junior secured loan ($844 par due 12/2012)	14.50%	2/13/2009	844	844	(3)
		Junior secured loan ($10,809 par due 12/2012)	9.66% (Libor + 9.38%/Q)	2/13/2009	10,809	10,809	(3)
		Junior secured loan ($2,963 par due 12/2012)	14.50%	2/13/2009	2,963	2,963	(2)
		Junior secured loan ($988 par due 12/2012)	14.50%	2/13/2009	988	988	(3)
		Common units (50,000 units)		4/25/2008	500	97	(16)
		Common units (207,843 units)		4/25/2008	—	403	(16)

					26,170	26,170

Universal Trailer Corporation(6)	Livestock and specialty trailer manufacturer	Common stock (74,920 shares)		10/8/2004	7,930	—	(16)

					177,648	179,872		5.90%

Services-Other
The Dwyer Group	Operator of multiple franchise concepts primarily related to	Senior subordinated loan ($27,100 par due 12/2016)	14.50%	12/22/2010	27,100	27,100	(16)
	home maintenance or repairs	Series A preferred units (15,000,000 units)	8.00% PIK	12/22/2010	15,000	15,000	(16)

					42,100	42,100

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Growing Family, Inc. and GFH Holdings, LLC(6)	Photography services	Senior secured revolving loan ($182 par due 8/2011)	9.00% (Base Rate + 1.75% Cash, 4.00% PIK/M)	3/16/2007	178	80	(4)(14)(16)
		Senior secured revolving loan ($2,252 par due 8/2011)	9.00% (Base Rate + 1.75% Cash, 4.00% PIK/M)	3/16/2007	2,207	991	(4)(14)(16)
		Senior secured loan ($524 par due 3/2013)	9.00% (Base Rate + 1.75% Cash, 4.00% PIK/M)	3/16/2007	514	230	(4)(14)(16)
		Senior secured loan ($6,498 par due 3/2013)	9.00% (Base Rate + 1.75% Cash, 4.00% PIK/M)	3/16/2007	6,378	2,859	(4)(14)(16)
		Preferred stock (8,750 shares)		3/16/2007	—	—	(16)
		Common stock (552,430 shares)		3/16/2007	872	—	(16)
		Warrants to purchase up to 11,313,678 Class B units		3/16/2007	—	—	(16)

					10,149	4,160

PODS Funding Corp.	Storage and warehousing	Senior subordinated loan ($25,125 par due 6/2015)	15.00%	12/23/2009	25,125	25,125	(16)
		Senior subordinated loan ($7,582 par due 12/2015)	16.64% PIK	12/23/2009	6,290	7,430	(4)(16)

					31,415	32,555

United Road Towing, Inc.	Towing company	Junior secured loan ($18,840 par due 1/2014)	14.75% (Libor + 11.25% Cash, 1.00% PIK/Q)	4/1/2010	18,606	18,840	(4)(14)(16)
		Warrants to purchase up to 607 shares		4/1/2010	—	4

					18,606	18,844

Web Services Company, LLC	Laundry service and equipment provider	Senior secured loan ($4,888 par due 8/2014)	7.00% (Base Rate + 3.75%/Q)	6/15/2009	4,718	4,888	(3)
		Senior subordinated loan ($13,563 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	13,563	13,563	(4)(16)
		Senior subordinated loan ($26,462 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	26,462	26,462	(2)(4)

					44,743	44,913

					147,013	142,572		4.67%

Consumer Products—Durable
Bushnell Inc.	Sports optics manufacturer	Senior subordinated loan ($41,325 par due 2/2014)	6.80% (Libor + 6.50%/Q)	4/1/2010	30,708	30,994	(16)

Carlisle Wide Plank Floors, Inc.	Hardwood floor manufacturer	Senior secured loan ($1,545 par due 6/2011)		4/1/2010	1,449	773	(4)(13)(16)
		Common stock (345,056 shares)		4/1/2010	—	—

					1,449	773

Direct Buy Holdings, Inc. and Direct Buy Investors, LP(6)	Membership based buying club franchisor	Senior secured loan ($1,897 par due 11/2012)	8.25% (Base Rate + 5.00%/Q)	12/14/2007	1,858	1,897	(2)(14)
	and operator	Senior subordinated loan ($81,634 par due 5/2013)	12.00% Cash, 4.00% PIK	4/1/2010	77,892	81,634	(4)(16)
		Limited partnership interest (80,000 shares)		4/1/2010	3,112	3,414	(16)
		Partnership interests (100,000 shares)		11/30/2007	10,000	4,347	(16)

					92,862	91,292

					125,019	123,059		4.03%

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Telecommunications
American Broadband Communications, LLC and	Broadband communication services	Senior secured loan ($5,530 par due 9/2013)	7.50% (Libor + 5.50%/Q)	9/1/2010	5,861	5,530	(14)(16)
American Broadband		Senior secured loan ($17,775 par due 9/2013)	7.50% (Libor + 5.50%/Q)	9/1/2010	16,924	17,775	(2)(14)
		Senior secured loan ($9,283 par due 9/2013)	7.50% (Libor + 5.50%/Q)	9/1/2010	9,283	9,283	(3)(14)
		Senior subordinated loan ($30,594 par due 11/2014)	12.00% Cash, 4.00% PIK	9/1/2010	30,594	30,594	(4)(16)
		Senior subordinated loan ($32,768 par due 11/2014)	12.00% Cash, 4.00% PIK	2/8/2008	32,768	32,768	(2)(4)
		Senior subordinated loan ($10,321 par due 11/2014)	12.00% Cash, 4.00% PIK	11/7/2007	10,321	10,321	(4)(16)
		Warrants to purchase up to 200 shares		11/7/2007	—	3,915	(16)
		Warrants to purchase up to 208 shares		9/1/2010	—	—	(16)

					105,751	110,186

Startec Equity, LLC(7)	Communication services	Member interest		4/1/2010	—	—	(16)

					105,751	110,186		3.59%

Food and Beverage
Apple & Eve, LLC and US Juice Partners, LLC(6)	Juice manufacturer	Senior secured revolving loan ($1,200 par due 10/1/2013)	12.00% (Base Rate + 8.00%/Q)	10/5/2007	1,200	1,200	(14)(16)
		Senior secured loan ($14,162 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	14,162	14,162	(14)(16)
		Senior secured loan ($14,900 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	14,900	14,900	(3)(14)
		Senior units (50,000 units)		10/5/2007	5,000	5,036

					35,262	35,298

Border Foods, Inc.(7)	Green chile and jalapeno products	Senior secured loan ($28,526 par due 3/2012)	13.50%	4/1/2010	28,526	28,526	(16)
	manufacturer	Preferred stock (100,000 shares)		4/1/2010	21,346	22,801	(16)
		Common stock (148,838 shares)		4/1/2010	13,472	4,809	(16)
		Common stock (87,707 shares)		4/1/2010	—	2,834	(16)
		Common stock (23,922 shares)		4/1/2010	—	773	(16)

					63,344	59,743

Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated loan ($6,673 par due 2/2013)	13.00% PIK	2/6/2008	6,673	6,673	(4)(16)
		Preferred stock (6,258 shares)		9/1/2006	2,500	1,650	(16)

					9,173	8,323

Distant Lands Trading Co.	Coffee manufacturer	Common stock (1,294 shares)		4/1/2010	980	1,048	(16)
		Common stock (2,157 shares)		4/1/2010	—	—	(16)

					980	1,048

Ideal Snacks Corporation	Snacks manufacturer	Senior secured revolving loan ($1,084 par due 6/2011)	8.50% (Base Rate + 4.00%/M)	4/1/2010	1,084	922	(14)(16)

					109,843	105,334		3.45%

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Retail
Apogee Retail, LLC	For-profit thrift retailer	Senior secured revolving loan ($780 par due 3/2012)	7.25% (Base Rate + 4.00%/Q)	3/27/2007	780	765	(16)
		Senior secured loan ($11,523 par due 9/2012)	12.00% Cash, 4.00% PIK	5/28/2008	11,523	11,523	(4)(16)
		Senior secured loan ($2,939 par due 3/2012)	5.51% (Libor + 5.25%/M)	3/27/2007	2,939	2,880	(2)
		Senior secured loan ($3,420 par due 9/2012)	12.00% Cash, 4.00% PIK	5/28/2008	3,420	3,420	(4)(16)
		Senior secured loan ($25,841 par due 3/2012)	5.51% (Libor + 5.25%/M)	3/27/2007	25,841	25,324	(2)
		Senior secured loan ($11,307 par due 3/2012)	5.51% (Libor + 5.25%/M)	3/27/2007	11,307	11,081	(3)

					55,810	54,993

Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Common stock (1,170,182 shares)		8/8/2006	4,500	7,238	(16)

Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($2,413 par due 9/2012)	6.50% (Base Rate + 1.25% Cash, 1.00% PIK/M)	9/28/2006	2,409	2,364	(3)(4)(14)
		Senior secured loan ($28,122 par due 9/2012)	6.50% (Base Rate + 1.25% Cash, 1.00% PIK/M)	9/28/2006	28,089	27,560	(4)(14)(16)
		Senior secured loan ($7,110 par due 9/2012)	6.50% (Base Rate + 1.25% Cash, 1.00% PIK/M)	9/28/2006	7,188	6,968	(3)(4)(14)
		Preferred stock (73 shares)		3/19/2009	—	1,939	(16)
		Preferred stock (80 shares)		9/28/2006	1,800	2,121	(16)
		Common stock (800 shares)		9/28/2006	200	—	(16)
		Warrants to purchase up to 859 shares of preferred stock		3/19/2009	—	—	(16)

					39,686	40,952

					99,996	103,183		3.38%

Commercial Real Estate Finance
10th Street, LLC(6)	Real estate holding company	Senior subordinated loan ($23,247 par due 11/2014)	8.93% Cash, 4.07% PIK	4/1/2010	23,247	23,247	(4)
		Member interest (10.00% interest)		4/1/2010	594	578
		Option (25,000 units)		4/1/2010	25	25

					23,866	23,850

Allied Capital REIT, Inc.(7)	Real estate investment trust	Real estate equity interests		4/1/2010	50	35
		Real estate equity interests		4/1/2010	115	699

					165	734

American Commercial Coatings, Inc.	Real estate property	Commercial mortgage loan ($2,000 par due 12/2025)		4/1/2010	1,927	1,875	(13)

Aquila Binks Forest Development, LLC	Real estate developer	Commercial mortgage loan ($12,870 par due 6/2011)	2.50%	4/1/2010	11,293	4,812	(13)(16)

		Real estate equity interest		4/1/2010

					11,293	4,812
Cleveland East Equity, LLC	Hotel operator	Real estate equity interest (2,522,748 shares)		4/1/2010	1,026	2,051

Commons R-3, LLC	Real estate developer	Real estate equity interest		4/1/2010	—	—

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Crescent Hotels & Resorts, LLC and affiliates(7)	Hotel operator	Senior subordinated loan ($433 par due 6/2010)		4/1/2010	433	444	(13)(16)
		Senior subordinated loan ($4,124 par due 1/2012)		4/1/2010	1,475	—	(13)
		Senior subordinated loan ($4,348 par due 6/2017)		4/1/2010	1,482	1,288	(13)(16)
		Senior subordinated loan ($2,722 par due 6/2017)		4/1/2010	928	1,963	(13)(16)
		Senior subordinated loan ($5,974 par due 9/2012)		4/1/2010	2,051	—	(13)
		Senior subordinated loan ($263 par due 3/2013)		4/1/2010	263	—	(13)(16)
		Senior subordinated loan ($2,112 par due 9/2011)		4/1/2010	—	—	(13)
		Senior subordinated loan ($3,078 par due 1/2012)		4/1/2010	—	—	(13)
		Senior subordinated loan ($2,926 par due 6/2017)		4/1/2010	—	—	(13)
		Senior subordinated loan ($2,050 par due 6/2017)		4/1/2010	—	—	(13)
		Senior subordinated loan ($4,826 par due 9/2012)		4/1/2010	—	—	(13)
		Preferred equity interest		4/1/2010	—	—
		Preferred equity interest		4/1/2010	—	43
		Common equity interest		4/1/2010	35	—
		Member interests		4/1/2010	—	—

					6,667	3,738

DI Safford, LLC	Hotel operator	Commercial mortgage loan ($5,311 par due 5/2032)		4/1/2010	2,757	2,750	(13)(16)

Holiday Inn West Chester	Hotel property	Real estate owned		4/1/2010	3,513	3,330

Hot Light Brands, Inc.(7)	Real estate holding company	Senior secured loan ($27,393 par due 2/2011)		4/1/2010	4,875	4,629	(13)(16)
		Common stock (93,500 shares)		4/1/2010	—	—	(16)

					4,875	4,629

MGP Park Place Equity, LLC	Office building operator	Commercial mortgage loan ($6,170 par due 5/2011)		4/1/2010	320	163	(13)

NPH, Inc.	Hotel property	Real estate equity interest		4/1/2010	5,291	6,907

Van Ness Hotel, Inc.	Hotel operator	Commercial mortgage loan ($3,750 par due 8/2013)		4/1/2010	1,027	—	(13)(16)
		Commercial mortgage loan ($13,702 par due 12/2011)	5.50%	4/1/2010	13,702	11,291	(16)
		Real estate equity interests		4/1/2010	—	—	(16)

					14,729	11,291

					76,429	66,130		2.17%

Wholesale Distribution
BECO Holding Company, Inc.	Wholesale distributor of first response fire protection equipment and related parts	Common stock (25,000 shares)		7/30/2010	2,500	2,500	(16)

Stag-Parkway, Inc.(7)	Automotive aftermarket	Senior secured loan ($34,500 par due 12/2014)	12.50% (Libor + 11.00%/Q)	9/30/2010	34,500	34,500	(14)(16)
	components supplier	Preferred stock (4,200 shares)	16.50%	9/30/2010	2,328	4,200	(16)
		Common stock (10,200 shares)		9/30/2010	—	13,987	(16)

					36,828	52,687

					39,328	55,187		1.81%

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Computers and Electronics
Interactive Technology Solutions, LLC	IT services provider	Senior secured loan ($7,944 par due 6/2015)	9.50% (Libor + 6.50%/Q)	10/21/2010	7,944	7,944	(14)(16)
		Senior secured loan ($8,900 par due 6/2015)	9.50% (Libor + 6.50%/Q)	10/21/2010	8,900	8,900	(3)(14)

					16,844	16,844

Network Hardware Resale, Inc.	Networking equipment resale provider	Senior subordinated loan ($12,343 par due 12/2011)	12.00% (Base Rate + 6.00%/A)	4/1/2010	12,343	12,343	(2)(14)
		Convertible junior subordinated loan ($17,518 par due 12/2015)	9.75% PIK	4/1/2010	17,680	21,039	(4)(16)

					30,023	33,382

TZ Merger Sub, Inc.	Healthcare enterprise software developer	Senior secured loan ($4,678 par due 8/2015)	6.75% (Base Rate + 3.50%/Q)	6/15/2009	4,597	4,678	(3)

					51,464	54,904		1.79%

Environmental Services
AWTP, LLC	Water treatment services	Junior secured loan ($4,755 par due 12/2012)		12/21/2005	4,755	1,517	(13)(16)
		Junior secured loan ($2,086 par due 12/2012)		12/21/2005	2,086	666	(3)(13)
		Junior secured loan ($4,755 par due 12/2012)		12/21/2005	4,755	1,517	(13)(16)
		Junior secured loan ($2,086 par due 12/2012)		12/21/2005	2,086	666	(3)(13)

					13,682	4,366

Mactec, Inc.	Engineering and environmental services	Class B-4 stock (16 shares)		11/3/2004	—	—	(16)
		Class C stock (5,556 shares)		11/3/2004	—	162	(16)

					—	162

Sigma International Group, Inc.(8)	Water treatment parts manufacturer	Junior secured loan ($1,833 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	1,833	1,283	(14)(16)
		Junior secured loan ($917 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	917	642	(14)(16)
		Junior secured loan ($2,778 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	2,778	1,944	(14)(16)
		Junior secured loan ($4,000 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	4,000	2,800	(3)(14)
		Junior secured loan ($2,000 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	2,000	1,400	(3)(14)
		Junior secured loan ($6,060 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	6,060	4,242	(3)(14)

					17,588	12,311

Universal Environmental Services, LLC	Hydrocarbon recycling and related waste	Preferred member interest (15.00% interest)		4/1/2010	—	—
	management services and products	Preferred member interest (850,242 shares)		4/1/2010	—	—
		Preferred member interest (7,099 shares)		4/1/2010	—	—
		Preferred member interest (763,889 shares)		4/1/2010	—	—

					—	—

Waste Pro USA, Inc	Waste management services	Preferred Class A Common Equity (611,615 shares)		11/9/2006	12,263	16,861	(16)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Wastequip, Inc.(6)	Waste management equipment	Senior subordinated loan ($12,669 par due 2/2015)		2/5/2007	12,581	760	(13)(16)
	manufacturer	Common stock (13,889 shares)		2/2/2007	1,389	—	(16)

					13,970	760

					57,503	34,460		1.13%

Automotive Services
Driven Brands, Inc.(6)	Automotive aftermarket car care	Senior secured loan ($3,200 par due 10/2014)	6.50% (Libor + 5.00%/M)	5/12/2010	3,116	3,200	(3)(14)
	franchisor	Senior secured loan ($520 par due 10/2014)	6.50% (Libor + 5.00%/M)	4/1/2010	506	520	(3)(14)
		Senior secured loan ($213 par due 10/2014)	7.00% (Base Rate + 3.75%/M)	4/1/2010	207	213	(3)
		Common stock (3,772,098 shares)		4/1/2010	4,939	6,308

					8,768	10,241

Penn Detroit Diesel Allison, LLC(7)	Diesel engine manufacturer	Member interest (70,249 shares)		4/1/2010	20,069	22,057	(16)

					28,837	32,298		1.06%

Containers—Packaging
Industrial Container Services, LLC(6)	Industrial container manufacturer,	Senior secured loan ($1,033 par due 9/2011)	5.75% (Base Rate + 2.50%/Q)	9/30/2005	1,033	1,033	(16)
	reconditioner and servicer	Senior secured loan ($20 par due 9/2011)	4.26% (Libor + 4.00%/Q)	6/21/2006	20	20	(2)
		Senior secured loan ($101 par due 9/2011)	4.26% (Libor + 4.00%/Q)	6/21/2006	101	101	(2)
		Senior secured loan ($308 par due 9/2011)	4.26% (Libor + 4.00%/Q)	6/21/2006	308	308	(3)
		Senior secured loan ($1,539 par due 9/2011)	4.26% (Libor + 4.00%/Q)	6/21/2006	1,539	1,539	(3)
		Senior secured loan ($107 par due 9/2011)	4.26% (Libor + 4.00%/Q)	6/21/2006	107	107	(2)
		Senior secured loan ($1,642 par due 9/2011)	4.26% (Libor + 4.00%/Q)	6/21/2006	1,642	1,642	(3)
		Senior secured loan ($27 par due 9/2011)	5.75% (Base Rate + 2.50%/Q)	6/21/2006	27	27	(2)
		Senior secured loan ($410 par due 9/2011)	5.75% (Base Rate + 2.50%/Q)	6/21/2006	410	410	(3)
		Common units (1,800,000 units)		9/29/2005	1,800	15,203	(16)

					6,987	20,390

					6,987	20,390		0.67%

Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	Senior secured loan ($7,250 par due 10/2013)	4.76% (Libor + 4.50%/M)	10/11/2007	7,250	6,453	(2)(12)
		Senior secured loan ($11,500 par due 10/2013)	4.76% (Libor + 4.50%/M)	10/11/2007	11,500	10,235	(3)(12)

					18,750	16,688

					18,750	16,688		0.55%

Printing, Publishing and Media
EarthColor, Inc.(7)	Printing management services	Common stock (89,435 shares)		4/1/2010	—	—

LVCG Holdings LLC(7)	Commercial printer	Membership interests (56.53% interest)		10/12/2007	6,600	—

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
National Print Group, Inc.	Printing management services	Senior secured revolving loan ($1,141 par due 10/2012)	9.00% (Libor + 6.00%/Q)	3/2/2006	1,141	965	(14)(16)
		Senior secured revolving loan ($1,250 par due 10/2012)	9.00% (Base Rate + 5.00%/Q)	3/2/2006	1,250	1,057	(14)(16)
		Senior secured loan ($7,685 par due 10/2012)	14.00% (Libor + 6.00% Cash, 5.00% PIK/Q)	3/2/2006	7,359	7,091	(3)(4)(14)
		Senior secured loan ($187 par due 10/2012)	14.00% (Base Rate + 5.00% Cash, 5.00% PIK/Q)	3/2/2006	179	173	(3)(4)(14)
		Preferred stock (9,344 shares)		3/2/2006	2,000	—	(16)

					11,929	9,286

The Teaching Company, LLC and The Teaching Company	Education publications provider	Preferred stock (29,969 shares)		9/29/2006	2,997	3,851	(16)
Holdings, Inc.		Common stock (15,393 shares)		9/29/2006	3	4	(16)

					3,000	3,855

					21,529	13,141		0.43%

Aerospace and Defense
AP Global Holdings, Inc.	Safety and security equipment manufacturer	Senior secured loan ($6,274 par due 10/2013)	4.02% (Libor + 3.75%/M)	11/18/2007	6,243	6,274	(3)

Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific	Senior preferred stock (775 shares)	8.00%	1/17/2008	87	87	(16)
	and technical services	Common stock (1,885,195 shares)		1/17/2008	2,291	1,968	(16)

					2,378	2,055

					8,621	8,329		0.27%

Oil and Gas
Geotrace Technologies, Inc.	Reservoir processing, development	Warrants to purchase up to 43,356 shares of common stock		4/1/2010	54	—	(16)
		Warrants to purchase up to 26,622 shares of common stock		4/1/2010	33	—	(16)
		Warrants to purchase up to 80,063 shares of preferred stock		4/1/2010	1,738	207	(16)
		Warrants to purchase up to 130,390 shares of preferred stock		4/1/2010	1,067	337	(16)

					2,892	544

					2,892	544		0.02%

Housing—Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,956 par due 3/2013)		10/8/2004	8,991	179	(13)(16)
		Common stock (2,743 shares)		10/8/2004	753	—	(16)
		Warrants to purchase up to 4,464 shares of common stock		10/8/2004	653	—	(16)

					10,397	179

					10,397	179		0.01%

					$4,291,955	$4,317,990		141.55%

(1)
Other than our investments listed in footnote 7 below, we do not "Control" any of our portfolio companies, as defined in the Investment Company Act of 1940 (the "Investment Company Act"). In general, under the Investment Company Act, we would "Control" a portfolio company if we owned more than

  25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. All of our portfolio company investments are subject to legal restrictions on sales which as of December 31, 2010 represented 142% of the Company's net assets or 95% of the Company's total assets.

(2)
These assets are owned by the Company's wholly owned subsidiary Ares Capital CP, are pledged as collateral for the Revolving Funding Facility and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than Ares Capital CP's obligations under the Revolving Funding Facility (see Note 5 to the consolidated financial statements).

(3)
Pledged as collateral for the ARCC CLO.

(4)
Has a payment-in-kind interest feature (see Note 2 to the consolidated financial statements).

(5)
Investments without an interest rate are non-income producing.

(6)
As defined in the Investment Company Act, we are an "Affiliated Person" of this portfolio company because we own 5% or more of the portfolio company's outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2010 in which the issuer was an Affiliated company (but not a portfolio company that we "Control") are as follows:

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
10th Street LLC	$23,171	$—	$—	$2,465	$—	$—	$—	$—	$(16)
Air Medical Group	$30,065	$11,955	$18,205	$106	$—	$—	$13	$14,909	$—
Apple & Eve, LLC and US Juice Partners, LLC	$3,500	$5,022	$2,816	$3,753	$—	$—	$47	$—	$36
BB&T Capital	$13,943	$2,043	$—	$—	$—	$—	$—	$—	$3,804
Carador, PLC	$—	$—	$—	$—	$—	$616	$—	$—	$2,844
Campus Management Corp. and Campus Management Acquisition Corp.	$—	$43,462	$—	$4,829	$—	$—	$1	$—	$(197)
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC	$—	$—	$—	$297	$—	$—	$—	$—	$3,070
Direct Buy Holdings, Inc. and Direct Buy Investors LP	$78,350	$219	$—	$10,767	$—	$—	$—	$6	$826
Driven Brands, Inc.	$103,157	$41	$96,643	$3,032	$—	$—	$—	$843	$1,473
DSI Renal, Inc.	$1,505	$5,346	$7,991	$13,449	$—	$—	$57	$3,863	$24,699
Dwyer Group, Inc.	$42,100	$—	$—	$97	$813	$—	$—	$—	$—
Firstlight Financial Corporation	$—	$—	$—	$545	$—	$—	$312	$—	$(1,295)
Growing Family, Inc. and GFH Holdings, LLC	$—	$—	$—	$1,097	$—	$—	$—	$(7,659)	$1,668
Imperial Capital Group, LLC	$—	$—	$151	$—	$—	$1,509	$—	$—	$464
Industrial Container Services, LLC	$1,446	$10,692	$—	$391	$—	$—	$148	$—	$7,049
InSight Pharmaceuticals Corporation	$66,790	$—	$—	$6,325	$—	$—	$375	$—	$1,362
Investor Group Services, LLC	$100	$100	$—	$203	$—	$—	$20	$—	$64
Multi-Ad Services, Inc.	$2,666	$1,886	$—	$149	$—	$—	$17	$—	$578
Pillar Holdings LLC and PHL Holding Co.	$—	$4,597	$—	$2,564	$—	$—	$36	$—	$(2,116)
Primis Marketing Group, Inc. and Primis Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(409)
Regency Equity Corp.	$2,007	$—	$—	$—	$—	$—	$—	$—	$(335)
Service Champ, Inc.	$28,463	$26,585	$28,463	$969	$—	$—	$75	$—	$—
Soteria Imaging Services, LLC	$4,080	$—	$142	$348	$—	$—	$—	$—	$(636)
VSS-Tranzact Holdings, LLC	$204	$—	$—	$—	$—	$—	$—	$—	$(1,579)
Universal Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
Universal Trailer Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
Wastequip, Inc.	$—	$—	$449	$—	$—	$—	$281	$3	$(759)
(7)
As defined in the Investment Company Act, we are an "Affiliated Person" of this portfolio company because we own 5% or more of the portfolio company's outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). In addition, as defined in the Investment Company Act, we "Control" this portfolio company because we own more than 25% of the portfolio company's outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company

  (including through a management agreement). Transactions during the period for the year ended December 31, 2010 in which the issuer was both an Affiliated company and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
AGILE Fund I, LLC	$264	$—	$—	$—	$—	$124	$—	$—	$(47)
Allied Capital REIT, Inc.	$765	$600	$—	$—	$—	$40	$—	$—	$569
AllBridge Financial, LLC	$11,370	$—	$—	$—	$—	$—	$29	$—	$1,717
Avborne, Inc.	$39	$—	$39	$—	$—	$—	$—	$41	$—
Aviation Properties Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
BenefitMall Holdings, Inc.	$93,837	$—	$—	$5,525	$—	$—	$375	$—	$(3,060)
Border Foods, Inc.	$68,944	$5,600	$—	$3,107	$—	$—	$25	$—	$(3,601)
Callidus Capital Corporation	$20,120	$16,000	$4,120	$—	$—	$—	$—	$2,580	$(2,354)
Ciena Capital LLC	$98,012	$—	$—	$429	$—	$—	$—	$—	$(6,058)
Citipostal, Inc.	$63,961	$1,020	$—	$7,308	$—	$—	$282	$—	$(504)
Coverall North America, Inc.	$40,189	$—	$—	$3,541	$—	$—	$225	$—	$(7,624)
Crescent Equity Corp.	$6,653	$—	$—	$532	$—	$—	$—	$216	$(2,894)
Direct Capital Corporation	$10,109	$—	$—	$—	$—	$—	$—	$(31)	$—
EarthColor, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Financial Pacific Company	$32,800	$—	$32,899	$3,191	$—	$—	$500	$1,592	$1,543
HCI Equity, LLC	$808	$—	$—	$—	$—	$—	$—	$—	$186
HCP Acquisition Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$814
Hot Light Brands, Inc.	$6,746	$1,896	$—	$2	$—	$—	$—	$266	$(246)
Hot Stuff Foods, LLC	$69,167	$10,230	$—	$3,201	$—	$—	$71	$—	$11,203
Huddle House Inc.	$19,607	$—	$—	$2,265	$—	$—	$564	$—	$(3,830)
IAT Equity, LLC	$13,419	$—	$—	$—	$—	$—	$130	$—	$1,432
Ivy Hill Asset Management, L.P.	$71,116	$4,834	$—	$—	$—	$7,320	$—	$—	$21,633
Ivy Hill Middle Market Credit Fund, Ltd.	$—	$—	$330	$6,859	$—	$—	$—	$—	$884
Knightsbridge CLO 2007-1 Ltd.	$14,852	$—	$—	$1,823	$—	$—	$—	$—	$(307)
Knightsbridge CLO 2008-1 Ltd.	$36,996	$—	$—	$2,189	$—	$—	$—	$—	$(3,108)
LVCG Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(330)
Making Memories Wholesale, Inc.	$1,250	$1,007	$—	$1,062	$—	$—	$188	$73	$(3,883)
MVL Group, Inc.	$60,707	$4,837	$—	$6,686	$—	$—	$—	$80	$1,086
PENN Detroit Diesel Allison LLC	$20,069	$—	$—	$—	$—	$—	$375	$—	$1,987
Reflexite Corporation	$—	$—	$8,450	$3,568	$—	$—	$141	$950	$5,928
Senior Secured Loan Fund LLC*	$391,571	$15,410	$—	$50,013	$29,946	$—	$6,096	$796	$24,235
Stag-Parkway, Inc.	$36,810	$—	$—	$2,131	$—	$18	$229	$—	$15,513
Startec Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
The Thymes, LLC	$—	$—	$—	$421	$—	$401	$—	$—	$797
*
Together with GE Commercial Finance Investment Advisory Services LLC ("GE"), we serve as co-managers of the SSLP. Investments and portfolio decisions made by the SSLP must be approved by both the Company and GE; therefore, although the Company owns more than 25% of the voting securities of the LLC, the Company does not believe that it has control over the SSLP (for purposes of the Investment Company Act or otherwise).

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

(10)
Variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower's option, which reset annually (A), semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, we have provided the interest rate in effect on the date presented.

(11)
In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 5% on $40 million aggregate principal amount outstanding of the portfolio company's senior term debt previously syndicated by us.

(12)
In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.50% on $25 million aggregate principal amount outstanding of the portfolio company's senior term debt previously syndicated by us.

(13)
Loan was on non-accrual status as of December 31, 2010.

(14)
Loan includes interest rate floor feature.

(15)
In addition to the interest earned based on the stated interest rate of this security, the notes entitle us to receive a portion of the excess cash flow from the SSLP's loan portfolio, which may result in a return greater than the contractual rate.

(16)
Pledged as collateral for the Revolving Credit Facility.

(17)
Public company. Under the Investment Company Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

See accompanying notes to consolidated financial statements.

 ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2009
(dollar amounts in thousands)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Healthcare—Services
American Renal Associates, Inc.	Dialysis provider	Senior secured loan ($902 par due 12/2010)	8.50% (Libor + 5.00%/D)	12/14/2005	$902	$902(3	)(15)
		Senior secured loan ($10,389 par due 12/2011)	8.50% (Libor + 5.00%/Q)	12/14/2005	10,389	10,389(3	)(15)
					11,291	11,291

Capella Healthcare, Inc.	Acute care hospital operator	Junior secured loan ($12,500 par due 2/2016)	13.00%	2/29/2008	12,500	12,500
		Junior secured loan ($30,000 par due 2/2016)	13.00%	2/29/2008	30,000	30,000	(2)
					42,500	42,500

CT Technologies Intermediate Holdings, Inc. and CT	Healthcare analysis services	Preferred stock (7,427 shares)	14.00% PIK	6/15/2007	8,467	8,043	(4)
Technologies Holdings, LLC(6)		Common stock (9,679 shares)		6/15/2007	4,000	8,114
		Common stock (1,546 shares)		6/15/2007	—	—
					12,467	16,157

DSI Renal, Inc.	Dialysis provider	Senior secured revolving loan ($2 par due 3/2011)	7.25% (Base Rate + 4.00%/M)	4/4/2006	2	2
		Senior secured revolving loan ($132 par due 3/2011)	7.25% (Base Rate + 4.00%/M)	4/4/2006	132	126
		Senior secured revolving loan ($20 par due 3/2011)	7.25% (Base Rate + 4.00%/M)	4/4/2006	20	19
		Senior secured revolving loan ($7,392 par due 3/2011)	7.25% (Base Rate + 4.00%/M)	4/4/2006	7,392	7,022
		Senior secured revolving loan ($122 par due 3/2011)	7.25% (Base Rate + 4.00%/M)	4/4/2006	122	116
		Senior secured loan ($339 par due 3/2013)	7.25% (Base Rate + 4.00%/Q)	4/4/2006	237	322
		Senior secured loan ($44 par due 3/2013)	7.25% (Base Rate + 4.00%/Q)	4/4/2006	31	42
		Senior secured loan ($16,960 par due 3/2013)	7.25% (Base Rate + 4.00%/Q)	4/4/2006	12,323	16,112
		Senior subordinated loan ($66,552 par due 4/2014)	16.00% PIK	4/4/2006	66,215	63,220	(4)
		Senior subordinated loan ($14,285 par due 4/2014)	16.00% PIK	4/4/2006	14,211	13,571(3	)(4)
					100,685	100,552

GG Merger Sub I, Inc.	Drug testing services	Senior secured loan ($11,330 par due 12/2014)	4.26% (Libor + 4.00%/Q)	12/14/2007	10,919	10,197	(2)
		Senior secured loan ($12,000 par due 12/2014)	4.26% (Libor + 4.00%/Q)	12/14/2007	11,460	10,800	(3)
					22,379	20,997

HCP Acquisition Holdings, LLC(7)	Healthcare compliance advisory services	Class A units (10,044,176 units)		6/26/2008	10,044	4,256

Heartland Dental Care, Inc.	Dental services	Senior subordinated loan ($32,717 par due 8/2013)	11.00% Cash, 3.25% PIK	7/31/2008	32,717	32,717	(4)

Magnacare Holdings, Inc., Magnacare Administrative Services, LLC, and Magnacare, LLC	Health plan management company	Senior subordinated loan ($4,670 par due 1/2013)	12.75% Cash, 2.00% PIK	2/9/2009	3,363	4,670	(4)

MPBP Holdings, Inc., Cohr Holdings, Inc. and	Healthcare equipment services	Senior secured loan ($997 par due 1/2013)		1/31/2007	489	628

MPBP Acquisition Co., Inc.		Junior secured loan ($20,000 par due 1/2014)	6.48% (Libor + 6.25%/B)	1/31/2007	20,049	5,000
		Junior secured loan ($12,000 par due 1/2014)	6.48% (Libor + 6.25%/B)	1/31/2007	12,000	3,000	(3)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Common stock (50,000 shares)		1/31/2007	5,000	—
					37,538	8,628

MWD Acquisition Sub, Inc.	Dental services	Junior secured loan ($5,000 par due 5/2012)	6.48% (Libor + 6.25%/M)	5/3/2007	5,000	4,350	(3)

OnCURE Medical Corp.	Radiation oncology care provider	Senior secured loan ($3,068 par due 6/2012)	3.75% (Libor + 3.50%/M)	8/18/2006	3,068	2,761	(3)
		Senior subordinated loan ($32,642 par due 8/2013)	11.00% Cash, 1.50% PIK	8/18/2006	32,664	29,378	(4)
		Common stock (857,143 shares)		8/18/2006	3,000	3,000
					38,732	35,139

Passport Health Communications, Inc.,	Healthcare technology provider	Senior secured loan ($12,660 par due 5/2014)	10.50% (Libor + 7.50%/M)	5/9/2008	12,660	12,660(2	)(15)
Passport Holding Corp. and Prism Holding Corp.		Senior secured loan ($11,686 par due 5/2014)	10.50% (Libor + 7.50%/M)	5/9/2008	11,686	11,686(3	)(15)
		Series A preferred stock (1,594,457 shares)		7/30/2008	9,900	9,900
		Common stock (16,106 shares)		7/30/2008	100	100
					34,346	34,346

PG Mergersub, Inc.	Provider of patient surveys, management reports and national	Senior subordinated loan ($4,000 par due 3/2016)	12.50%	3/12/2008	3,938	4,000
	databases for the integrated healthcare	Preferred stock (333 shares)		3/12/2008	333	333
	delivery system	Common stock (16,667 shares)		3/12/2008	167	167
					4,438	4,500

The Schumacher Group of Delaware, Inc.	Outsourced physician service provider	Junior secured loan ($5,229 par due 7/2013)	11.13% Cash, 1.00% PIK	7/18/2008	5,229	5,229	(4)

		Junior secured loan ($30,909 par due 7/2013)	11.13% Cash, 1.00% PIK	7/18/2008	30,943	30,909(2	)(4)
					36,172	36,138

Univita Health, Inc.	Outsourced services provider	Senior subordinated loan ($20,500 par due 12/2014)	15.00%	12/22/2009	20,500	20,500

VOTC Acquisition Corp.	Radiation oncology care provider	Senior secured loan ($17,417 par due 7/2012)	11.00% Cash, 2.00% PIK	6/30/2008	17,417	17,417	(4)
		Preferred stock (3,888,222 shares)		7/14/2008	8,748	3,800
					26,165	21,217

					438,337	397,958		31.64%

Investment Funds
CIC Flex, LP(9)	Investment partnership	Limited partnership units (0.69 unit)		9/7/2007	41	41

Covestia Capital Partners, LP(9)	Investment partnership	Limited partnership interest (47% interest)		6/17/2008	1,059	1,059

Firstlight Financial Corporation(6)(9)	Investment company	Senior subordinated loan ($73,077 par due 12/2016)	1.00% PIK	12/31/2006	73,032	54,808	(4)
		Common stock (10,000 shares)		12/31/2006	10,000	—
		Common stock (30,000 shares)		12/31/2006	30,000	—
					113,032	54,808

Ivy Hill Middle Market Credit Fund, Ltd. (7)(8)(9)	Investment company	Class B deferrable interest notes ($40,000 par due 11/2018)	6.28% (Libor + 6.00%/Q)	11/20/2007	40,000	36,800
		Subordinated notes ($15,681 par due 11/2018)	18.70%	11/20/2007	15,681	14,583
					55,681	51,383
Partnership Capital Growth Fund I, LP(9)	Investment partnership	Limited partnership interest (25% interest)		6/16/2006	3,045	3,045

Senior Secured Loan Fund LLC(7)(17)	Investment partnership	Subordinated certificates ($172,796 par due 12/2015)	(Libor + 8.00%/Q)	10/30/2009	165,000	165,000

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets

Trivergance Capital Partners, LP(9)	Investment partnership	Limited partnership interest (100% interest)		6/5/2008	2,016	2,016

					339,874	277,352		22.05%

Education
Campus Management Corp. and Campus Management	Education software developer	Senior secured loan ($3,256 par due 8/2013)	10.00% Cash, 3.00% PIK	2/8/2008	3,256	3,256(4	)(16)
Acquisition Corp.(6)		Senior secured loan ($30,269 par due 8/2013)	10.00% Cash, 3.00% PIK	2/8/2008	30,269	30,269(2	)(4)(16)
		Senior secured loan ($8,961 par due 8/2013)	10.00% Cash, 3.00% PIK	2/8/2008	8,961	8,961(16	)(4)
		Preferred stock (493,147 shares)	8.00% PIK	2/8/2008	9,668	13,750	(4)
					52,154	56,236

ELC Acquisition Corporation	Developer, manufacturer and	Senior secured loan ($162 par due 11/2012)	3.48% (Libor + 3.25%/M)	11/30/2006	162	157	(3)
	retailer of educational products	Junior secured loan ($8,333 par due 11/2013)	7.23% (Libor + 7.00%/M)	11/30/2006	8,333	8,167	(3)
					8,495	8,324

Instituto de Banca y Comercio, Inc. Leeds IV Advisors, Inc.(8)	Private school operator	Senior secured loan ($11,700 par due 3/2014)	8.50% (Libor + 6.00%/Q)	3/15/2007	11,700	11,700(3	)(15)
		Senior subordinated loan ($30,877 par due 6/2014)	13.00% Cash, 3.00% PIK	6/4/2008	30,877	30,877
		Preferred stock (165,811 shares)		6/4/2008	788	2,124
		Preferred stock (140,577 shares)		3/31/2009	668	1,801
		Common stock (214,286 shares)		6/4/2008	54	2,745
		Common stock (140,577 shares)		3/31/2009	35	1,801
					44,122	51,048

JTC Education Holdings, Inc.	Postsecondary school operator	Senior secured loan ($31,250 par due 12/2014)	12.50% (Libor + 9.50%/M)	12/31/2009	31,250	31,250	(15)

Lakeland Finance, LLC	Private school operator	Junior secured loan	11.50%	12/13/2005	2,423	2,423
		($2,423 par due 12/2012) Junior secured loan ($24,231 par due 12/2012)	11.50%	12/13/2005	24,231	24,231	(2)
					26,654	26,654

R3 Education, Inc. (formerly known as Equinox EIC	Medical school operator	Senior secured loan ($791 par due 6/2010)	9.00% (Libor + 6.00%/M)	4/24/2009	791	1,101	(15)
Partners, LLC and MUA Management Company)(7)(8)		Senior secured loan ($7,275 par due 4/2013)	9.00% (Libor + 6.00%/M)	4/3/2007	7,275	10,127(3	)(15)
		Senior secured loan ($5,041 par due 4/2013)	13.00% PIK	12/8/2009	1,244	3,186
		Senior secured loan ($14,113 par due 4/2013)	9.00% (Libor + 6.00%/M)	9/21/2007	14,113	19,646	(15)
		Preferred stock (8,800 shares)			2,200	1,100
		Warrants to purchase 27,890 shares			—	—
		Common membership interest (26.27% interest)		9/21/2007	15,800	11,515
					41,423	46,675

					204,098	220,187		17.50%

Services—Other
American Residential Services, LLC	Plumbing, heating and air-conditioning services	Junior secured loan ($20,608 par due 4/2015)	10.00% Cash, 2.00% PIK	4/17/2007	20,608	20,195(2	)(4)

Diversified Collection Services, Inc.	Collections services	Senior secured loan ($10,529 par due 2/2011)	9.50% (Libor + 6.75%/M)	2/2/2005	9,280	10,529(2	)(15)
		Senior secured loan ($3,747 par due 2/2011)	9.50% (Libor + 6.75%/M)	2/2/2005	3,747	3,747(3	)(15)
		Senior secured loan ($1,931 par due 8/2011)	13.75% (Libor + 11.00%/M)	2/2/2005	1,931	1,931(2	)(15)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior secured loan ($7,492 par due 8/2011)	13.75% (Libor + 11.00%/M)	2/2/2005	7,492	7,492(3	)(15)
		Preferred stock (14,927 shares)		5/18/2006	169	269
		Common stock (114,004 shares)		2/2/2005	295	402
					22,914	24,370

GCA Services Group, Inc.	Custodial services	Senior secured loan $(13,255 par due 12/2011)	12.00%	12/15/2006	13,171	13,255
		Senior secured loan $(14,768 par due 12/2011)	12.00%	12/15/2006	14,765	14,768	(2)
		Senior secured loan $(9,866 par due 12/2011)	12.00%	12/15/2006	9,866	9,866	(3)
					37,802	37,889

Growing Family, Inc. and GFH Holdings, LLC	Photography services	Senior secured loan $(11,188 par due 8/2011)		3/16/2007	11,188	2,238(4	)(14)
		Senior secured loan $(372 par due 8/2011)		3/16/2007	372	74(4	)(14)
		Senior secured revolving loan $(2,500 par due 8/2011)		3/16/2007	1,513	303(4	)(14)
		Senior secured loan $(3,575 par due 8/2011)		3/16/2007	3,575	715(4	)(14)
		Senior secured loan $(147 par due 8/2011)		3/16/2007	147	29(4	)(14)
		Common stock (552,430 shares)		3/16/2007	872	—
					17,667	3,359

NPA Acquisition, LLC	Powersport vehicle auction operator	Junior secured loan $(12,000 par due 2/2013)	6.98% (Libor + 6.75%/M)	8/23/2006	12,000	12,000	(3)
		Common units (1,709 units)		8/23/2006	1,000	2,570
					13,000	14,570

PODS Funding Corp.	Storage and warehousing provider	Senior subordinated loan $(25,125 par due 6/2015)	15.00%	12/23/2009	25,125	25,125
		Subordinated loan $(6,500 par due 12/2015)	16.64%	12/23/2009	5,079	5,070
					30,204	30,195

Web Services Company, LLC	Laundry service and equipment provider	Senior secured loan $(4,938 par due 8/2014)	7.00% (Base Rate + 3.75%/Q)	6/15/2009	4,607	4,938	(3)
		Senior subordinated loan $(18,219 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	18,219	17,308	(4)
		Senior subordinated loan $(25,804 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	25,804	24,513(2	)(4)
					48,630	46,759

					190,825	177,337		14.10%

Restaurants and Food Services
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan $(3,592 par due 11/2012)	6.50% (Libor + 3.00% Cash, 0.50% PIK/S)	11/27/2006	2,010	2,010(4	)(15)
		Senior secured revolving loan $(1,408 par due 11/2012)	6.50% (Base Rate + 2.50%/Q)	11/27/2006	1,408	1,408(4	)(15)
		Senior secured loan $(23,574 par due 11/2013)	12.50% (Libor + 6.50% Cash, 3.00% PIK/Q)	11/27/2006	23,580	23,574(2	)(4)(15)
		Senior secured loan $(11,049 par due 11/2013)	12.50% (Libor + 6.50% Cash, 3.00% PIK/Q)	11/27/2006	11,049	11,049(3	)(4)(15)
		Promissory note $(13,105 par due 11/2016)	12.00% PIK	6/1/2006	13,093	13,105	(4)
		Warrants to purchase 0.61 shares		6/1/2006	—	2,719
					51,140	53,865

Encanto Restaurants, Inc.(8)	Restaurant owner and operator	Junior secured loan $(20,997 par due 8/2013)	7.50% Cash, 3.50% PIK	8/16/2006	20,997	19,947(2	)(4)
		Junior secured loan $(3,999 par due 8/2013)	7.50% Cash + 3.50% PIK	8/16/2006	3,999	3,799(3	)(4)
					24,996	23,746

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
OTG Management, Inc.	Airport restaurant operator	Senior secured loan $(16,149 par due 6/2013)	20.500% (Libor + 11.00% Cash, 6.50% PIK/M)	6/19/2008	16,149	16,149(4	)(15)
		Warrants to purchase up to 88,991 shares of common stock			—	1,102
		Warrants to purchase up to 9 shares of common stock			—	—
					16,149	17,251

Vistar Corporation and Wellspring Distribution Corp.	Food service distributor	Senior subordinated loan $(43,625 par due 5/2015)	13.50%	5/23/2008	43,625	41,444
		Senior subordinated loan $(30,000 par due 5/2015)	13.50%	5/23/2008	30,000	28,500	(2)
		Class A non-voting common stock (1,366,120 shares)		5/23/2008	7,500	4,050
					81,125	73,994

					173,410	168,856		13.42%

Food and Beverage
3091779 Nova Scotia Inc.(8)	Baked goods manufacturer	Senior secured revolving loan $(5,485 par due 1/2010)	8.00%	11/2/2007	1,385	1,494(4	)(12)
		Senior secured revolving loan $(1,016 par due 1/2010)	8.00%	11/2/2007	1,016	969
		Junior secured loan $(14,386 par due 1/2010)	10.00% Cash, 4.00% PIK	11/2/2007	15,147	10,292(4	)(12)
		Warrants to purchase 57,545 shares			—	—
					17,548	12,755

Apple & Eve, LLC and US Juice Partners, LLC (6)	Juice manufacturer	Senior secured revolving loan $(10,000 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	3,000	3,000	(15)
		Senior secured loan $(17,963 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	17,963	17,963	(15)
		Senior secured loan $(15,937 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	15,937	15,937(3	)(15)
		Senior units (50,000 units)			5,000	5,000
					41,900	41,900

Best Brands Corporation	Baked goods manufacturer	Senior secured loan $(324 par due 12/2012)	7.48% (Libor + 7.25%/M)	2/15/2008	324	324	(4)
		Senior secured loan $(13,034 par due 12/2012)	7.48% (Libor + 7.25%/M)	2/15/2008	11,035	13,034(2	)(4)
		Junior secured loan $(28,692 par due 6/2013)	12.00% Cash, 4.00% PIK	12/14/2006	28,112	28,692	(4)
		Junior secured loan $(11,733 par due 6/2013)	12.00% Cash, 4.00% PIK	12/14/2006	11,733	11,733(2	)(4)
		Junior secured loan $(8,611 par due 6/2013)	12.00% Cash, 4.00% PIK	12/14/2006	8,531	8,611(3	)(4)
					59,735	62,394

Bumble Bee Foods, LLC and BB Co-Invest LP	Canned seafood manufacturer	Common stock (4,000 shares)		11/18/2008	4,000	6,760

Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated loan $(5,883 par due 2/2013)	13.00% PIK	2/6/2008	5,883	5,883	(4)
		Preferred stock (6,258 shares)		9/1/2006	2,500	1,725
					12,383	14,368

					131,566	131,417		10.45%

Retail
Apogee Retail, LLC	For-profit thrift retailer	Senior secured loan $(1,859 par due 3/2012)	5.23% (Libor + 5.00%/M)	3/27/2007	1,859	1,747
		Senior secured loan $(2,969 par due 3/2012)	5.23% (Libor + 5.00%/M)	3/27/2007	2,969	2,791	(2)
		Senior secured loan $(26,670 par due 3/2012)	5.23% (Libor + 5.00%/M)	3/27/2007	26,670	25,070	(2)
		Senior secured loan $(11,670 par due 3/2012)	5.23% (Libor + 5.00%/M)	3/27/2007	11,670	10,970	(3)
		Senior secured loan $(11,069 par due 9/2012)	12.00% Cash, 4.00% PIK	5/28/2008	11,069	11,069	(4)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior secured loan $(11,411 par due 9/2012)	12.00% Cash, 4.00% PIK	5/28/2008	11,411	11,411	(4)
					65,648	63,058

Dufry AG(8)	Retail newsstand operator	Common stock (39,056 shares)		3/28/2008	3,000	2,638

Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Senior subordinated loan $(5,524 par due 8/2014)	10.00% Cash, 2.00% PIK	8/8/2006	5,524	5,524	(4)
		Senior subordinated loan $(20,323 par due 8/2014)	10.00% Cash, 2.00% PIK	8/8/2006	20,323	20,323(2	)(4)
		Common stock (1,170,182 shares)		8/8/2006	4,500	5,840
					30,347	31,687

Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan $(11 par due 9/2012)	5.50% Cash, 1.00% PIK Option	9/28/2006	11	9(3	)(4)
		Senior secured loan $(3,626 par due 9/2012)	5.50% Cash, 1.00% PIK Option	9/28/2006	3,624	2,901(3	)(4)
		Senior secured loan $(68 par due 9/2012)	5.50% Cash, 1.00% PIK Option	9/28/2006	68	55	(4)
		Senior secured loan $(18 par due 9/2012)	5.50% Cash, 1.00% PIK Option	9/28/2006	18	14	(3)
		Senior secured loan $(28,402 par due 9/2012)	5.50% Cash, 1.00% PIK Option	9/28/2006	28,388	22,722
		Senior secured loan $(7,303 par due 9/2012)	5.50% Cash, 1.00% PIK Option	9/28/2006	7,300	5,843	(3)
		Preferred stock (73 shares)		3/19/2009	—	—
		Preferred stock (80 shares)		9/28/2006	1,800	—
		Warrants to purchase 859 shares of preferred shares		3/19/2009	—	—
		Common stock (800 shares)		9/28/2006	200	—
					41,409	31,544

					140,404	128,927		10.25%

Business Services
Booz Allen Hamilton, Inc.	Strategy and technology consulting	Senior secured loan $(741 par due 7/2015)	7.50% (Libor + 4.50%/S)	7/31/2008	727	741(3	)(15)
	services	Senior subordinated loan $(250 par due 7/2016)	11.00% Cash, 2.00% PIK	7/31/2008	245	250	(4)
		Senior subordinated loan $(12,400 par due 7/2016)	11.00% Cash, 2.00% PIK	7/31/2008	12,296	12,400(2	)(4)
					13,268	13,391

Investor Group Services, LLC(6)	Financial services	Limited liability company membership interest (10.00% interest)		6/22/2006	—	500

Pillar Holdings LLC and PHL Holding Co.(6)	Mortgage services	Senior secured revolving loan $(3,750 par due 11/2013)	5.78% (Libor + 5.50%/B)	11/20/2007	1,313	1,313
		Senior secured loan $(16,752 par due 11/2013)	5.78% (Libor + 5.50%/B)	11/20/2007	16,752	16,752	(2)
		Senior secured loan $(10,456 par due 11/2013)	5.78% (Libor + 5.50%/B)	11/20/2007	10,456	10,456	(3)
		Senior secured loan $(1,875 par due 5/2014)	14.50%	7/31/2008	1,875	1,875
		Senior secured loan $(5,500 par due 5/2014)	14.50%	7/31/2008	5,500	5,500	(2)
		Common stock (84.78 shares)		11/20/2007	3,768	7,818
					39,664	43,714

Primis Marketing Group, Inc. and Primis Holdings, LLC(6)	Database marketing services	Senior subordinated loan $(10,222 par due 2/2013)		8/24/2006	10,222	511(4	)(14)
		Preferred units (4,000 units)		8/24/2006	3,600	—
		Common units (4,000,000 units)		8/24/2006	400	—
					14,222	511

Prommis Solutions, LLC, E-Default Services, LLC,	Bankruptcy and foreclosure processing services	Senior subordinated loan $(26,526 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/2007	26,526	26,526	(4)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Statewide Tax and Title Services, LLC & Statewide		Senior subordinated loan $(26,630 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/2007	26,630	26,630(2	)(4)
Publishing Services, LLC (formerly known as MR Processing Holding Corp.)		Preferred stock (30,000 shares)		4/11/2006	3,000	6,221
					56,156	59,377

R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	250

Summit Business Media, LLC	Business media consulting services	Junior secured loan $(11,078 par due 7/2014)		8/3/2007	10,018	554(3	)(4)(14)

VSS-Tranzact Holdings, LLC(6)	Management consulting services	Common membership interest (8.51% interest)		10/26/2007	10,000	7,850

					143,578	126,147		10.03%

Manufacturing
Arrow Group Industries, Inc.	Residential and outdoor shed manufacturer	Senior secured loan $(5,616 par due 4/2010)	5.25% (Libor + 5.00%/Q)	3/28/2005	5,653	4,437	(3)

Emerald Performance Materials, LLC	Polymers and performance materials	Senior secured loan $(536 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/16/2006	536	531(3	)(15)
	manufacturer	Senior secured loan $(8,392 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/16/2006	8,392	8,308(3	)(15)
		Senior secured loan $(626 par due 5/2011)	8.50% (Base Rate + 5.25%/M)	5/16/2006	626	620	(3)
		Senior secured loan $(1,604 par due 5/2011)	10.00% (Libor + 6.00%/M)	5/16/2006	1,604	1,556(3	)(15)
		Senior secured loan $(4,937 par due 5/2011)	13.00% Cash, 3.00% PIK	5/16/2006	4,937	4,838(2	)(4)
					16,095	15,853

Reflexite Corporation(7)	Developer and manufacturer of high-	Senior subordinated loan $(16,785 par due 11/2014)	12.50% Cash, 5.50% PIK	2/26/2008	16,785	16,785	(4)
	visibility reflective products	Common stock (1,821,860 shares)		3/28/2006	27,435	24,595
					44,220	41,380

Saw Mill PCG Partners LLC	Precision components manufacturer	Common units (1,000 units)		2/2/2007	1,000	—

UL Holding Co., LLC	Petroleum product manufacturer	Senior secured loan $(2,978 par due 12/2012)	14.00%	2/13/2009	2,978	2,829	(2)
		Senior secured loan $(993 par due 12/2012)	14.00%	2/13/2009	993	943	(3)
		Senior secured loan $(848 par due 12/2012)	14.00%	2/13/2009	848	805	(3)
		Senior secured loan $(2,130 par due 12/2012)	9.15% (Libor + 8.88%/Q)	2/13/2009	2,130	2,023
		Senior secured loan $(2,130 par due 12/2012)	14.00%	2/13/2009	2,130	2,023
		Senior secured loan $(848 par due 12/2012)	9.15% (Libor + 8.88%/Q)	2/13/2009	848	805	(3)
		Senior secured loan $(10,918 par due 12/2012)	9.15% (Libor + 8.88%/Q)	2/13/2009	10,918	10,372	(3)
		Common units (50,000 units)		4/25/2008	500	500
		Common units (50,000 units)		4/25/2008	—	—
					21,345	20,300

Universal Trailer Corporation(6)	Livestock and specialty trailer manufacturer	Common stock (74,920 shares)		10/8/2004	7,930	—

					96,243	81,970		6.52%

Financial Services
Carador PLC(6)(8)(9)	Investment company	Ordinary shares (7,110,525 shares)		12/15/2006	9,033	2,489

Imperial Capital Group, LLC and Imperial	Investment banking services	Common units (2,526 units)		5/10/2007	3	3

Capital Private Opportunities, LP(6)(9)		Common units (315 units)		5/10/2007	—	—
		Common units (7,710 units)		5/10/2007	14,997	18,400

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Limited partnership interest (80% interest)		5/10/2007	6,094	5,663
					21,094	24,066

Ivy Hill Asset Management, L.P.(7)	Asset management services	Member interest		6/15/2009	37,176	48,321

VSC Investors LLC(9)	Investment company	Membership interest (4.63% interest)		1/24/2008	648	648

					67,951	75,524		6.00%

Consumer Products—Non-Durable
Blacksmith Brands Holdings, Inc. and Blacksmith Brands, Inc.	Consumer products and personal care manufacturer	Senior secured loan $(32,500 par due 12/2014)	12.50% (Base Rate + 8.50%/Q)	10/23/2009	32,500	32,500	(15)

Innovative Brands, LLC	Consumer products and personal care manufacturer	Senior secured loan $(8,881 par due 9/2011)	15.50%	10/12/2006	8,881	8,881	(2)
		Senior secured loan $(8,198 par due 9/2011)	15.50%	10/12/2006	8,198	8,198	(3)
					17,079	17,079

Making Memories Wholesale, Inc.(6)	Scrapbooking branded products manufacturer	Senior secured loan $(9,750 par due 8/2014)	10.00% (Base Rate + 5.50%/Q)	8/21/2009	7,770	9,750	(15)
		Senior secured loan $(5,138 par due 8/2014)	15.00% (7.50% Cash, 7.50% PIK/Q)	8/21/2009	4,062	514	(4)
		Common stock (100 shares)		8/21/2009	—	—
					11,832	10,264

The Thymes, LLC(7)	Cosmetic products manufacturer	Preferred stock (6,283 shares)	8.00% PIK	6/21/2007	6,785	6,107	(4)
		Common stock (5,400 shares)		6/21/2007	—	—
					6,785	6,107

					68,196	65,950		5.24%

Aerospace & Defense
AP Global Holdings, Inc.	Safety and security equipment manufacturer	Senior secured loan $(7,414 par due 10/2013)	4.74% (Libor + 4.50%/M)	11/8/2007	7,295	6,969	(3)

ILC Industries, Inc.	Industrial products provider	Junior secured loan $(12,000 par due 6/2014)	11.50%	6/27/2006	12,000	12,000	(3)

Thermal Solutions LLC and TSI Group, Inc.	Thermal management and electronics	Senior secured loan $(462 par due 3/2011)	4.00% (Libor + 3.75%/Q)	3/28/2005	462	444	(3)
	packaging manufacturer	Senior secured loan $(2,732 par due 3/2012)	4.50% (Libor + 4.25%/Q)	3/28/2005	2,732	2,486	(3)
		Senior subordinated loan $(2,747 par due 3/2013)	11.50% Cash, 2.50% PIK	3/21/2006	2,747	2,554	(4)
		Senior subordinated loan $(2,165 par due 3/2013)	11.50% Cash, 2.75% PIK	3/28/2005	2,165	2,013	(4)
		Senior subordinated loan $(3,418 par due 3/2013)	11.50% Cash, 2.75% PIK	3/28/2005	3,418	3,178	(4)
		Preferred stock (71,552 shares)		3/28/2005	716	529
		Common stock (1,460,246 shares)		3/28/2005	15	11
					12,255	11,215

Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific	Junior secured loan $(16,000 par due 1/2015)	15.00%	1/17/2008	16,000	16,000	(2)
	and technical services	Junior secured loan $(12,000 par due 1/2015)	15.00%	1/17/2008	12,000	12,000	(3)
		Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	96	80	(4)
		Common stock (1,616,976 shares)		1/17/2008	2,004	1,600
					30,100	29,680

					61,650	59,864		4.76%

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Printing, Publishing and Media
Canon Communications LLC	Print publications services	Junior secured loan $(11,968 par due 11/2011)	13.75% (Libor + 8.75% Cash, 2.00% PIK/Q)	5/25/2005	11,957	9,574(2	)(4)(15)
		Junior secured loan $(12,197 par due 11/2011)	13.75% (Libor + 8.75% Cash, 2.00% PIK/Q)	5/25/2005	12,190	9,757(3	)(4)(15)
					24,147	19,331

LVCG Holdings LLC(7)	Commercial printer	Membership interests (56.53% interest)		10/12/2007	6,600	330

National Print Group, Inc.	Printing management services	Senior secured revolving loan $(3,926 par due 3/2012)	9.00% (Libor + 6.00%/S)	3/2/2006	1,428	771	(15)
		Senior secured revolving loan $(183 par due 3/2012)	9.00% (Libor + 5.00%/M)	3/2/2006	183	99	(15)
		Senior secured loan $(7,119 par due 3/2012)	16.00% (Libor + 9.00% Cash, 4.00% PIK/Q)	3/2/2006	7,024	3,844(3	)(15)(4)
		Senior secured loan $(1,071 par due 3/2012)	16.00% (Base Rate + 8.00% Cash, 4.00% PIK/M)	3/2/2006	1,071	578(3	)(15)(4)
		Preferred stock (9,344 shares)		3/2/2006	2,000	—
					11,706	5,292

The Teaching Company, LLC and The Teaching Company	Education publications provider	Senior secured loan $(18,000 par due 9/2012)	10.50%	9/29/2006	18,000	18,000(2	)(11)
Holdings, Inc.(11)		Senior secured loan $(10,000 par due 9/2012)	10.50%	9/29/2006	10,000	10,000(3	)(11)
		Preferred stock (29,969 shares)	8.00%	9/29/2006	2,997	3,872
		Common stock (15,393 shares)		9/29/2006	3	4
					31,000	31,876

					73,453	56,829		4.52%

Telecommunications
American Broadband Communications, LLC and	Broadband communication services	Senior subordinated loan $(31,902 par due 11/2014)	18.00% (10.00% Cash, 8.00% PIK/Q)	2/8/2008	31,902	31,902(2	)(4)
American Broadband Holding Company		Senior subordinated loan $(8,050 par due 11/2014)	18.00% (10.00% Cash, 8.00% PIK/Q)	11/7/2007	8,050	8,050	(4)
		Warrants to purchase 166 shares		11/7/2007	—	—
					39,952	39,952

					39,952	39,952		3.18%

Environmental Services
AWTP, LLC	Water treatment services	Junior secured loan $(4,755 par due 12/2012)		12/23/2005	4,755	1,902	(14)
		Junior secured loan $(2,086 par due 12/2012)		12/23/2005	2,086	834(3	)(14)
		Junior secured loan $(4,755 par due 12/2012)		12/23/2005	4,755	1,902	(14)
		Junior secured loan $(2,086 par due 12/2012)		12/23/2005	2,086	834(3	)(14)
					13,682	5,472

Mactec, Inc.	Engineering and	Class B-4 stock (16 shares)		11/3/2004	—	—
	environmental services	Class C stock (5,556 shares)		11/3/2004	—	150
					0	150

Sigma International Group, Inc.	Water treatment parts manufacturer	Junior secured loan $(917 par due 10/2013)	16.00% (Libor + 8.00%/Q)	11/6/2007	917	642	(15)
		Junior secured loan $(2,750 par due 10/2013)	16.00% (Libor + 8.00%/Q)	11/1/2007	2,750	1,925	(15)
		Junior secured loan $(1,833 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	1,833	1,283	(15)
		Junior secured loan ($2,000 par due 10/2013)	16.00% (Libor + 8.00%/Q)	11/6/2007	2,000	1,400(3	)(15)
		Junior secured loan ($6,000 par due 10/2013)	16.00% (Libor + 8.00%/Q)	11/1/2007	6,000	4,200(3	)(15)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Junior secured loan ($4,000 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	4,000	2,800(3	)(15)
					17,500	12,250

Waste Pro USA, Inc.	Waste management services	Preferred Class A common stock (611,615 shares)	14.00% PIK	11/9/2006	12,263	13,263	(4)

Wastequip, Inc.(6)	Waste management equipment manufacturer	Senior subordinated loan ($13,121 par due 2/2015)	10.00% Cash, 2.50% PIK	2/5/2007	13,030	1,968	(4)
		Common stock (13,889 shares)		2/2/2007	1,389	—
					14,419	1,968

					57,864	33,103		2.63%

Computers and Electronics
RedPrairie Corporation	Software manufacturer	Junior secured loan ($3,300 par due 1/2013)	6.78% (Libor + 6.50%/Q)	7/13/2006	3,300	3,135	(2)
		Junior secured loan ($12,000 par due 1/2013)	6.78% (Libor + 6.50%/Q)	7/13/2006	12,000	11,400	(3)
					15,300	14,535

TZ Merger Sub, Inc.	Computers and Electronics	Senior secured loan ($4,818 par due 7/2015)	7.50% (Libor + 4.50%/Q)	6/15/2009	4,711	4,818(3	)(15)

X-rite, Incorporated	Artwork software manufacturer	Junior secured loan ($3,074 par due 7/2013)	14.38% (Libor + 11.38%/Q)	7/6/2006	3,074	3,074	(15)
		Junior secured loan ($7,685 par due 7/2013)	14.38% (Libor + 11.38%/Q)	7/6/2006	7,685	7,685(3	)(15)
		Junior secured loan ($42 par due 7/2013)	14.38% (Base Rate + 10.38%/Q)	7/6/2006	42	42	(15)
		Junior secured loan ($105 par due 7/2013)	14.38% (Base Rate + 10.38%/Q)	7/6/2006	105	105(3	)(15)
					10,906	10,906

					30,917	30,259		2.41%

Cargo Transport
The Kenan Advantage Group, Inc.	Fuel transportation provider	Senior secured loan ($2,400 par due 12/2011)	2.98% (Libor + 2.75%/M)	12/15/2005	2,400	2,304(3	)(4)
		Senior subordinated loan ($26,125 par due 12/2013)	9.50% Cash, 3.50% PIK	12/15/2005	26,125	25,603(2	)(4)
		Preferred stock (10,984 shares)	8.00% PIK	12/15/2005	1,454	1,932	(4)
		Common stock (30,575 shares)		12/15/2005	31	41
					30,010	29,880

					30,010	29,880		2.38%

Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	Senior secured loan ($1,750 par due 10/2013)	4.73% (Libor + 4.50%/M)	10/11/2007	1,750	1,540(2	)(13)
		Senior secured loan ($1,000 par due 10/2013)	4.73% (Libor + 4.50%/M)	10/11/2007	1,000	880(2	)(13)
		Senior secured loan ($17 par due 10/2013)	6.75% (Base Rate + 3.50%/Q)	10/11/2007	17	15(2	)(13)
		Senior secured loan ($16 par due 10/2013)	6.75% (Base Rate + 3.50%/Q)	10/11/2007	16	14(3	)(13)
		Senior secured loan ($11,484 par due 10/2013)	4.73% (Libor + 4.50%/M)	10/11/2007	11,484	10,106(3	)(13)
		Senior secured loan ($12,483 par due 10/2013)	6.75% (Base Rate + 3.50%/Q)	10/11/2007	12,483	10,985(2	)(13)
					26,750	23,540

					26,750	23,540		1.87%

Containers-Packaging
Industrial Container Services, LLC(6)	Industrial container manufacturer, reconditioner and servicer	Senior secured revolving loan ($15,696 par due 9/2011)	5.75% (Base Rate + 2.50%/M)	6/21/2006	950	922
		Senior secured loan ($322 par due 9/2011)	4.23% (Libor + 4.00%/M)	6/21/2006	322	312	(2)
		Senior secured loan ($134 par due 9/2011)	4.23% (Libor + 4.00%/M)	6/21/2006	134	130	(2)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior secured loan	4.23% (Libor +	6/21/2006	4,926	4,778	(3)
		($4,926 par due 9/2011)	4.00%/M)
		Senior secured loan ($2,052 par due 9/2011)	4.23% (Libor + 4.00%/M)	6/21/2006	2,052	1,991	(3)
		Senior secured loan ($268 par due 9/2011)	4.25% (Libor + 4.00%/M)	6/21/2006	268	260	(2)
		Senior secured loan ($4,105 par due 9/2011)	4.25% (Libor + 4.00%/M)	6/21/2006	4,105	3,982	(3)
		Senior secured loan ($27 par due 9/2011)	5.75% (Base Rate + 2.50%/M)	6/21/2006	27	26	(2)
		Senior secured loan ($410 par due 9/2011)	5.75% (Base Rate + 2.50%/M)	6/21/2006	410	398	(3)
		Common stock (1,800,000 shares)		9/29/2005	1,800	8,550
					14,994	21,349

					14,994	21,349		1.70%

Grocery
Planet Organic Health Corp.(8)	Organic grocery store operator	Junior secured loan ($876 par due 7/2013)	15.00% (Libor + 12.00%/Q)	7/3/2007	874	832	(15)
		Junior secured loan ($10,436 par due 7/2013)	15.00% (Libor + 12.00%/Q)	7/3/2007	10,414	9,914(3	)(15)
		Senior subordinated loan ($12,724 par due 7/2012)	13.00% Cash, 4.00% PIK	7/3/2007	12,572	9,416	(4)
					23,860	20,162

					23,863	20,162		1.60%

Consumer Products—Durable
Direct Buy Holdings, Inc. and Direct Buy Investors, LP(6)	Membership-based buying club	Senior secured loan ($23 par due 11/2012)	6.75% (Libor + 5.00%/M)	12/14/2007	22	19(2	)(15)
	franchisor and operator	Senior secured loan ($2,099 par due 11/2012)	6.75% (Libor + 5.00%/M)	12/14/2007	2,030	1,784(2	)(15)
		Partnership interests (19.31% interest)		11/30/2007	10,000	3,000
					12,052	4,803

					12,052	4,803		0.38%

Housing—Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,956 par due 3/2011)		10/8/2004	8,991	448(2	)(4)(14)
		Warrants to purchase 4,464 shares		10/8/2004	653	—
		Common stock (2,743 shares)		10/8/2004	753	—
					10,397	448

					10,397	448		0.04%

					2,376,384	2,171,814

(1)
Other than our investments listed in Note 7 below, we do not "Control" any of our portfolio companies, as defined in the Investment Company Act. In general, under the Investment Company Act, we would "Control" a portfolio company if we owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. All of our portfolio company investments are subject to legal restrictions on sales which as of December 31, 2009 represented 173% of the Company's net assets or 94% of the Company's total assets.

(2)
These assets are owned by the Company's wholly owned subsidiary Ares Capital CP, are pledged as collateral for the Revolving Funding Facility and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than Ares Capital CP's obligations under the Revolving Funding Facility (see Note 5 to the consolidated financial statements). Unless otherwise noted, as of December 31, 2009, all other investments were pledged as collateral for the Revolving Credit Facility (see Note 5 to the consolidated financial statements).

(3)
Pledged as collateral for the ARCC CLO. Unless otherwise noted, as of December 31, 2009, all other investments were pledged as collateral for the Revolving Credit Facility (see Note 5 to the consolidated financial statements).

(4)
Has a payment-in-kind interest feature (see Note 2 to the consolidated financial statements).

(5)
Investments without an interest rate are non-income producing.

(6)
As defined in the Investment Company Act, we are an "Affiliated Person" of this portfolio company because we own 5% or more of the portfolio company's outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the year ended December 31, 2009 in which the issuer was an Affiliated company (but not a portfolio company that we "Control") are as follows:

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
(7)
As defined in the Investment Company Act, we are an "Affiliated Person" of this portfolio company because we own 5% or more of the portfolio company's outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). In addition, as defined in the Investment Company Act, we "Control" this portfolio company because we own more than 25% of the portfolio company's outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the year ended December 31, 2009 in which the issuer was both an Affiliated company and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
HCP Acquisition Holdings, LLC	$1,495	$—	$18	$—	$—	$—	$—	$—	$(3,721)
Ivy Hill Asset Management, L.P.	$37,406	$—	$236	$—	$—	$2,391	$—	$494	$11,145
Ivy Hill Middle Market Credit Fund, Ltd.	$—	$—	$131	$5,742	$—	$—	$1,265	$—	$1,284
LVCG Holdings, LLC	$—	$—	$—	$—	$—	$—	$66	$—	$(8,170)
Making Memories Wholesale, Inc.	$—	$199	$14,224	$518	$—	$—	$5	$(14,173)	$12,822
R3 Education, Inc.	$15,613	$6,050	$—	$651	$—	$—	$17	$—	$(3,696)
Reflexite Corporation	$7,800	$—	$2,000	$2,830	$194	$—	$71	$—	$(10,925)
Senior Secured Loan Fund LLC*	$165,000	$—	$—	$4,831	$—	$—	$640	$—	$—
The Thymes, LLC	$—	$—	$—	$502	$—	$—	$—	$—	$455

*
Together with GE Commercial Finance Investment Advisory Services LLC ("GE"), we serve as co-managers of the SSLP (as defined below). Investments and portfolio decisions made by the SSLP must be approved by both the Company and GE; therefore, although the Company owns more than 25% of the voting securities of the LLC, the Company does not believe that it has control over the SSLP (for purposes of the Investment Company Act of 1940 or otherwise).
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

(10)
A majority of the variable rate loans to our portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower's option, which reset annually (A), semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, we have provided the interest rate in effect on the date presented.

(11)
In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.50% on $18.4 million aggregate principal amount outstanding of the portfolio company's senior term debt previously syndicated by us.

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
Loan was on non-accrual status.

(15)
Loan includes interest rate floor feature.

(16)
In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.98% on $15.0 million aggregate principal amount outstanding of the portfolio company's senior term debt previously syndicated by us.

(17)
In addition to the interest earned based on the stated interest rate of this security, the notes entitle us to receive a portion of the excess cash flow from the SSLP's loan portfolio, which may result in a return greater than the contractual rate.

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands, except per share data)

					Accumulated Net Realized Gain (Loss) on Investments, Foreign Currency Transactions, Extinguishment of Debt, Other Assets and Acquisitions
						Net Unrealized Gain (Loss) on Investments and Foreign Currency Transactions
				Accumulated (Overdistributed) Undistributed Net Investment Income
	Common Stock
			Capital in Excess of Par Value				Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2007	72,684	$73	$1,136,599	$7,005	$1,471	$(20,597)	$1,124,551

Issuance of common stock from transferable rights offering (net of offering and dealer manager costs)	24,228	24	259,777	—	—	—	259,801
Shares issued in connection with dividend reinvestment plan	241	—	2,922	—	—	—	2,922
Net decrease in stockholders' equity resulting from operations	—	—	—	126,992	6,371	(272,818)	(139,455)
Dividend declared ($1.68 per share)	—	—	—	(145,098)	(7,842)	—	(152,940)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(3,340)	3,464	(124)	—	—

Balance at December 31, 2008	97,153	$97	$1,395,958	$(7,637)	$(124)	$(293,415)	$1,094,879

Issuance of common stock from August add-on offering (net of offering and underwriting costs)	12,440	13	109,073	—	—	—	109,086
Shares issued in connection with dividend reinvestment plan	352	—	4,025	—	—	—	4,025
Net increase in stockholders' equity resulting from operations	—	—	—	133,406	(19,420)	88,707	202,693
Dividend declared ($1.47 per share)	—	—	—	(128,210)	(24,585)	—	(152,795)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(18,598)	5,584	13,014	—	—

Balance at December 31, 2009	109,945	$110	$1,490,458	$3,143	$(31,115)	$(204,708)	$1,257,888

Issuance of common stock in add-on offerings (net of offering and underwriting costs)	34,458	34	457,815	—	—	—	457,849
Shares issued in connection with dividend reinvestment plan	1,523	2	22,529	—	—	—	22,531
Issuance of common stock in the acquisition of Allied Capital Corporation	58,493	58	872,669	—	—	—	872,727
Gain on the acquisition of Allied Capital Corporation	—	—	—	—	195,876	—	195,876
Net increase in stockholders' equity resulting from operations (excluding gain on the acquisition of Allied Capital Corporation)	—	—	—	215,816	49,399	230,743	495,958
Dividend declared ($1.40 per share)	—	—	—	(252,296)	—	—	(252,296)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	361,855	22,001	(383,856)	—	—

Balance at December 31, 2010	204,419	$204	$3,205,326	$(11,336)	$(169,696)	$26,035	$3,050,533

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES:
Net increase (decrease) in stockholders' equity resulting from operations	$691,834	$202,693	$(139,455)
Adjustments to reconcile net increase (decrease) in stockholders' equity resulting from operations:
Gain on the acquisition of Allied Capital Corporation	(195,876)	—	—
Realized loss (gain) from extinguishment of debt	1,961	(26,543)	—
Realized (gain) on sale of intangible asset	(5,882)	—	—
Net realized (gains) losses from investment and foreign currency transactions	(45,478)	45,963	(6,371)
Net unrealized (gains) losses from investment and foreign currency transactions	(230,743)	(88,707)	272,818
Net accretion of discount on securities	(12,594)	(2,554)	(1,307)
Increase in accrued payment-in-kind interest and dividends	(45,002)	(40,761)	(32,816)
Collections of payment-in-kind interest and dividends	32,668	6,371	272
Amortization of debt issuance costs	8,992	4,198	2,210
Accretion of discount on the Allied Unsecured Notes	8,201	—	—
Depreciation	923	672	503
Proceeds from sales and repayments of investments	1,562,356	455,437	496,827
Purchases of investments	(1,559,819)	(575,046)	(925,945)
Acquisition of Allied Capital Corporation, net of cash acquired	(774,190)	—	—
Changes in operating assets and liabilities:
Interest receivable	(4,076)	(8,165)	6,183
Other assets	12,379	(709)	(2,009)
Management and incentive fees payable	(14,098)	33,506	19,948
Accounts payable and accrued expenses	(93,484)	7,126	1,035
Interest and facility fees payable	5,437	(1,224)	(900)

Net provided by (used in) operating activities	(656,491)	12,257	(309,007)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	1,330,577	109,086	259,801
Borrowings on debt	1,737,264	477,403	951,000
Repayments and repurchases of debt	(2,154,884)	(392,136)	(721,200)
Debt issuance costs	(25,176)	(7,192)	(3,139)
Dividends paid in cash	(229,765)	(189,574)	(109,214)

Net cash provided by (used in) financing activities	658,016	(2,413)	377,248

CHANGE IN CASH AND CASH EQUIVALENTS	1,525	9,844	68,241
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	99,227	89,383	21,142

CASH AND CASH EQUIVALENTS, END OF PERIOD	$100,752	$99,227	$89,383

Supplemental Information:
Interest paid during the period	$53,117	$19,963	$34,421
Taxes paid during the period	$1,323	$818	$1,601
Dividends declared during the period	$252,296	$152,795	$152,940

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010

(dollar amounts in thousands, except per share data and as otherwise indicated;
for example, with the words "million," "billion" or otherwise)

1.     ORGANIZATION

        Ares Capital Corporation (the "Company" or "ARCC" or "we") is a specialty finance company that is a closed-end, non-diversified management investment company incorporated in Maryland. We have elected to be regulated as a business development company under the Investment Company Act of 1940 (the "Investment Company Act"). We were incorporated on April 16, 2004 and were initially funded on June 23, 2004. On October 8, 2004, we completed our initial public offering. On the same date, we commenced substantial investment operations.

        On April 1, 2010, we consummated our acquisition (the "Allied Acquisition") of Allied Capital Corporation ("Allied Capital"), in an all stock merger where each existing share of common stock of Allied Capital was exchanged for 0.325 shares of our common stock. The Allied Acquisition was valued at approximately $908 million as of April 1, 2010. In connection therewith, we issued approximately 58.5 million shares of our common stock to Allied Capital's then-existing stockholders, thereby resulting in our then-existing stockholders owning approximately 69% of the combined company and then-existing Allied Capital stockholders owning approximately 31% of the combined company (see Note 17).

        The Company has elected to be treated as a regulated investment company, or a "RIC", under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code") and operates in a manner so as to qualify for the tax treatment applicable to RICs. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first and second lien senior loans and mezzanine debt, which in some cases includes an equity component. To a lesser extent, we also make equity investments. Also, as a result of the Allied Acquisition, Allied Capital's equity investments, including equity investments larger than those we have traditionally made and controlled portfolio company equity investments became part of our portfolio.

        We are externally managed by Ares Capital Management LLC ("Ares Capital Management" or our "investment adviser"), an affiliate of Ares Management LLC ("Ares Management"), a global alternative asset manager and a Securities and Exchange Commission ("SEC") registered investment adviser. Ares Operations LLC ("Ares Operations" or our "administrator"), an affiliate of Ares Management, provides the administrative services necessary for us to operate.

2.     SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

        The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with Generally Accepted Accounting Principles ("GAAP"), and include the accounts of the Company and its wholly owned subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition as of and for the periods presented. All significant intercompany balances and transactions have been eliminated.

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

  Investments

        Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized.

        Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of our investments) are valued at fair value as determined in good faith by our board of directors, based on the input of our investment adviser, audit committee and independent third-party valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12 month period and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter, and a minimum of 50% of our portfolio at fair value is subject to review by an independent valuation firm each quarter.

        As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (an estimate of the total fair value of the portfolio company's debt and equity), the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison of the portfolio company's securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our valuation.

        Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors, as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it.

        In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the gains or losses reflected in the valuations currently assigned.

        Our board of directors undertakes a multi-step valuation process each quarter, as described below:

  •
  Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment in conjunction with our portfolio management team.

  •
  Preliminary valuations are reviewed and discussed with our investment adviser's management and investment professionals, and then valuation recommendations are presented to our board of directors.

  •
  The audit committee of our board of directors reviews these valuations, as well as the input of independent third-party valuation firms with respect to the valuations of a minimum of 50% of our portfolio at fair value.

  •
  Our board of directors discusses valuations and determines the fair value of each investment in our portfolio without a readily available market quotation in good faith based on the input of our investment adviser, audit committee and, where applicable, independent third-party valuation firms.

        Effective January 1, 2008, the Company adopted Accounting Standards Codification ("ASC") 820-10 (previously Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements), which expands the application of fair value accounting for investments (see Note 8). Investments acquired as part of the Allied Acquisition were accounted for in accordance with ASC 805-10 (previously Statement of Financial Accounting Standards No. 141(R), Business Combinations), which requires that all assets be recorded at fair value. As a result, the initial amortized cost basis and fair value for the acquired investments were the same at April 1, 2010 (see Note 17).

  Interest and Dividend Income Recognition

        Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

        Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management's judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. The Company may make exceptions to this if the loan has sufficient collateral value and is in the process of collection.

        Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

  Payment-in-Kind Interest

        The Company has loans in its portfolio that contain payment-in-kind ("PIK") provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company's status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. For the years ended December 31, 2010, 2009 and 2008, $45,002, $40,761 and $32,816, respectively, in PIK income were recorded. Of the PIK income recorded for the year ended December 31, 2010, $13,513 was PIK income from investments acquired as part of the Allied Acquisition. For the years ended December 31, 2010, 2009 and 2008, $32,668, $6,371 and $272 of PIK income was collected. Of the PIK income collected for the year ended December 31, 2010, $2,895 was from investments acquired as part of the Allied Acquisition.

  Capital Structuring Service Fees and Other Income

        The Company's investment adviser seeks to provide assistance to our portfolio companies in connection with the Company's investments and in return the Company may receive fees for capital structuring services. These fees are generally only available to the Company as a result of the Company's underlying investments, are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Company's investment adviser provides vary by investment, but generally include reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from multiple equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice, which concludes upon closing of the investment. Any services of the above nature subsequent to the closing would generally generate a separate fee payable to the Company. In certain instances where the Company is invited to participate as a co-lender in a transaction and does not provide significant services in connection with the investment, a portion of loan fees paid to the Company in such situations will be deferred and amortized over the estimated life of the loan. The Company's investment adviser may also take a seat on the board of directors of a portfolio company, or observe the meetings of the board of directors without taking a formal seat.

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

  Foreign Currency Translation

        The Company's books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

  (1)
  Fair value of investment securities, other assets and liabilities—at the exchange rates prevailing at the end of the period.

  (2)
  Purchases and sales of investment securities, income and expenses—at the exchange rates prevailing on the respective dates of such transactions, income or expenses.

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

  Accounting for Derivative Instruments

        The Company does not utilize hedge accounting and marks its derivatives to market through unrealized gains (losses) in the accompanying statement of operations.

  Equity Offering Expenses

        The Company's offering costs, excluding underwriters' fees, are charged against the proceeds from equity offerings when received.

  Debt Issuance Costs

        Debt issuance costs are being amortized over the life of the related debt instrument using the straight line method, which closely approximates the effective yield method.

  U.S. Federal Income Taxes

        The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of its annual investment company taxable income, as defined by the Code. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes.

        Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned.

  Dividends to Common Stockholders

        Dividends and distributions to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by our board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually, although we may decide to retain such capital gains for investment.

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

  New Accounting Pronouncements

        In January 2010, the Financial Accounting Standards Board issued Accounting Standard Update 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements ("ASU 2010-06"). ASU 2010-06 adds new requirements for disclosures about transfers into and out of Level 1 and 2 inputs and separate disclosures about fair value measurements (see Note 8), particularly with respect to purchases, sales, issuances and settlements relating to Level 3 inputs. It also clarifies existing fair value disclosures about the level of disaggregation, will require that entities provide fair value measurement disclosures for each class of assets and liabilities, and adds requirements relating to inputs and valuation techniques used to measure fair value. Generally, ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, however, the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 inputs will not be required until fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a significant impact on the Company's financial condition and results of operations.

3.     AGREEMENTS

  Investment Advisory and Management Agreement

        The Company is party to an investment advisory and management agreement (the "investment advisory and management agreement") with Ares Capital Management. Subject to the overall supervision of our board of directors, Ares Capital Management provides investment advisory and management services to the Company. For providing these services, Ares Capital Management receives a fee from us, consisting of two components—a base management fee and an incentive fee. Ares Capital Management has committed to defer up to $15,000 in base management and incentive fees for each of the first two fiscal years following the Allied Acquisition if certain earnings targets are not met.

        The base management fee is calculated at an annual rate of 1.5% based on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears.

        The incentive fee has two parts. One part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the administration agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that we have not yet received in cash. Our investment adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on such accrued income that we never actually receive in cash.

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

        Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed "hurdle rate" of 2% per quarter. If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which may increase our pre-incentive fee net investment income and make it easier for our investment adviser to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. Our pre-incentive fee net investment income used to calculate this part of the incentive fee is also included in the amount of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds) used to calculate the 1.5% base management fee.

        We pay our investment adviser an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

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

        The second part of the incentive fee (the "Capital Gains Fee"), is determined and payable in arrears as of the end of each calendar year (or, upon termination of the investment advisory and management agreement, as of the termination date) and is calculated at the end of each applicable year by subtracting (a) the sum of our cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (b) our cumulative aggregate realized capital gains, in each case calculated from October 8, 2004. Realized capital gains and losses include gains and losses on investments and foreign currencies, as well as gains and losses on extinguishment of debt and other assets. If such amount is positive at the end of such year, then the Capital Gains Fee for such year is equal to 20% of such amount, less the aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee for such year.

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

        We defer cash payment of any incentive fee otherwise earned by our investment adviser if during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made the sum of (a) the aggregate distributions to our stockholders and (b) the change in net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) is less than 8.0% of our net assets at the beginning of such period.

        The Capital Gains Fee due to our investment adviser as calculated under the investment advisory and management agreement (as described above) for the year ended December 31, 2010 was $0. However, in accordance with GAAP, the Company accrued a capital gains incentive fee of $15,609 for the year ended December 31, 2010. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the Capital Gains Fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual Capital Gains Fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. There was no similar GAAP accrual for the years ended December 31, 2009 and 2008.

        For the year ended December 31, 2010, base management fees were $51,998, incentive management fees related to pre-incentive fee net investment income were $61,286 and incentive management fees related to capital gains were $15,609. As of December 31, 2010, $52,397 was included in "management and incentive fees payable" in the accompanying consolidated balance sheet, of which $36,788 is currently payable to the Company's investment adviser under the investment advisory and management agreement.

        For the year ended December 31, 2009, base management fees were $30,409, incentive management fees related to pre-incentive fee net investment income were $33,332 and there were no incentive management fees related to capital gains. As of December 31, 2009, $66,495 was unpaid and included in "management and incentive fees payable" in the accompanying consolidated balance sheet, including $49,019 of incentive management fees that had been previously deferred pursuant to the investment and advisory agreement. The payment of incentive management fees that were deferred as of December 31, 2009 pursuant to the investment advisory and management agreement, were paid in the first quarter of 2010.

        For the year ended December 31, 2008, base management fees were $30,463, incentive management fees related to pre-incentive fee net investment income were $31,748 and there were no incentive management fees related to capital gains.

  Administration Agreement

        We are party to a separate administration agreement, referred to herein as the "administration agreement", with our administrator, Ares Operations. Pursuant to the administration agreement, Ares Operations furnishes us with office equipment and clerical, bookkeeping and record keeping services. Under the administration agreement, Ares Operations also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Operations assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under our administration agreement are equal to an amount based upon our allocable portion of Ares Operations' overhead and other expenses (including travel expenses) incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our officers (including our chief compliance officer, chief financial officer, general counsel, secretary and treasurer) and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60 days' written notice to the other party.

        For the years ended December 31, 2010, 2009 and 2008, we incurred $8,721, $4,009 and $2,701, respectively, in administrative fees. As of December 31, 2010, $2,470 was unpaid and included in "accounts payable and accrued expenses" in the accompanying consolidated balance sheet.

4.     INVESTMENTS

        As of December 31, 2010 and 2009, investments consisted of the following:

	2010		2009
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
Senior term debt	1,722,130	1,695,532	1,152,462	1,072,149
Senior subordinated debt	1,055,441	1,014,514	658,787	595,668
Subordinated Notes of SSLP	537,438	561,674	165,000	165,000
Collateralized loan obligations(2)	219,324	261,156	55,681	51,383
Equity securities	716,601	751,202	344,454	287,614
Commercial real estate	41,021	33,912	—	—

Total	$4,291,955	$4,317,990	$2,376,384	$2,171,814

(1)
The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt investments using the effective interest method.

(2)
See Note 19.

        The industrial and geographic compositions of our portfolio at fair value at December 31, 2010 and December 31, 2009 were as follows:

	As of December 31,
	2010	2009
Industry
Investment Funds(1)	21.4%	12.9%
Healthcare Services	15.6	18.3
Business Services	12.2	5.8
Restaurants and Food Services	8.8	7.8
Consumer Products	8.3	3.2
Financial Services	6.7	3.3
Education	5.2	10.1
Manufacturing	4.2	3.8
Other Services	3.3	8.2
Telecommunications	2.5	1.8
Food and Beverage	2.4	6.1
Retail	2.4	5.9
Commercial Real Estate	1.5	0.0
Wholesale Distribution	1.3	0.0
Other	4.2	12.8

Total	100.0%	100.0%

(1)
Includes our investment in the SSLP (as defined below), which had issued loans to 20 and 11 different issuers as of December 31, 2010 and 2009, respectively. The portfolio companies in the SSLP are in industries similar to the companies in our portfolio.

	As of December 31,
	2010	2009
Geographic Region
West	34.5%	29.4%
Mid-Atlantic	24.4	19.9
Midwest	20.2	19.8
Southeast	16.5	19.7
International	3.0	7.5
Northeast	1.4	3.7

Total	100.0%	100.0%

        As of December 31, 2010, 3.8% of total investments at amortized cost (or 1.3% of total investments at fair value), were on non-accrual status, including 1.5% of total investments at amortized cost (or 1.0% of total investments at fair value) of investments acquired as part of the Allied Acquisition. As of December 31, 2009, 2.5% of total investments at amortized cost (or 0.5% at fair value), were on non-accrual status.

SSLP

        In October 2009, the Company completed its acquisition from Allied Capital of subordinated notes (the "SSLP Notes") issued by the Senior Secured Loan Program (the "SSLP"). The SSLP was formed in December 2007 to invest in "stretch senior" or "unitranche" loans (loans that combine both senior and subordinated debt, generally in a first lien position) of middle-market companies. The amortized cost and fair value of the SSLP Notes was $537,439 and $561,674, respectively, at December 31, 2010, and $165,000 and $165,000, respectively, at December 31, 2009. The SSLP Notes pay a coupon of LIBOR plus 8.0% and also entitle the Company to receive a portion of the excess cash flow from the loan portfolio, which may result in a return greater than the contractual coupon. The Company is also entitled to certain other sourcing and management fees in connection with the SSLP. The Company's yield on its investment in the SSLP at fair value was 15.8% and 17.0% at December 31, 2010 and December 31, 2009, respectively. For the years ended December 31, 2010 and 2009, the Company earned interest income of $50,013 and $4,831, respectively, on the SSLP Notes.

        As of December 31, 2010 and December 31, 2009, the SSLP had total assets of $2.6 billion and $0.9 billion, respectively, in aggregate principal amount outstanding. The senior debt obligations of the SSLP were $1.9 billion and $0.7 billion in aggregate principal amount outstanding at December 31, 2010 and December 31, 2009, respectively. The SSLP Notes owned by the Company are junior to the senior debt obligations of the fund and the Company owned 88.6% and 87.5% of the outstanding class of such notes as of December 31, 2010 and 2009, respectively.

        The SSLP's portfolio consisted of 20 and 11 different issuers as of December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, the portfolio was comprised of all first lien senior secured debt issued by U.S. middle-market companies and none of the loans were on non-accrual status. At December 31, 2010 and 2009, the single largest issuer in the SSLP's portfolio in aggregate principal amount was $270.0 million and $179.9 million, respectively, and the top five issuers totaled $1.1 billion and $535.3 million, respectively. The portfolio companies in the SSLP are in industries similar to the companies in Ares Capital's portfolio.

5.     BORROWINGS

        In accordance with the Investment Company Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of December 31, 2010 our asset coverage for borrowed amounts was 321%.

        The Company's outstanding debt as of December 31, 2010 and 2009 was as follows:

	2010				2009
	Carrying Value(1)		Total Available(2)		Carrying Value(1)	Total Available(2)
Revolving Funding Facility	$242,050		$400,000		$221,569	$221,569
Revolving Credit Facility	146,000		810,000	(6)	474,144	525,000
Revolving Funding II Facility(3)	—		—		—	200,000
Debt Securitization	155,297		183,190		273,752	274,981
2011 Notes (principal amount outstanding of $300,584)	296,258	(4)	300,584		—	—
2012 Notes (principal amount outstanding of $161,210)	158,108	(4)	161,210		—	—
2040 Notes	200,000		200,000		—	—
2047 Notes (principal amount outstanding of $230,000)	180,795	(4)	230,000		—	—

	$1,378,508	(5)	$2,284,984		$969,465	$1,221,550

(1)
Except for the Allied Unsecured Notes (as defined below), all carrying values are the same as the principal amounts outstanding.

(2)
Subject to borrowing base and leverage restrictions.

(3)
The Revolving Funding II Facility was combined with the Revolving Funding Facility on January 22, 2010. In connection therewith, the Revolving Funding II Facility was terminated.

(4)
Represents the aggregate principal amount outstanding of the applicable series of notes less the unaccreted discount initially recorded as a part of the Allied Acquisition. The total unaccreted discount on the Allied Unsecured Notes (as defined below) was $56,633 at December 31, 2010.

(5)
Total principal amount of debt outstanding totaled $1,435,141.

(6)
Includes an "accordion" feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $1,050,000.

        The weighted average stated interest rate of all our debt obligations at principal as of December 31, 2010 and December 31, 2009 was 5.2% and 2.1%, respectively.

  Revolving Funding Facility

        In October 2004, we formed Ares Capital CP Funding LLC ("Ares Capital CP"), a wholly owned subsidiary of the Company, through which we established a revolving facility (as amended, the "Revolving Funding Facility") that, as amended at such time, allowed Ares Capital CP to issue up to $350,000 of variable funding certificates ("VFC"). On May 7, 2009, the Company and Ares Capital CP entered into an amendment that, among other things, converted the Revolving Funding Facility from a revolving facility to an amortizing facility, extended the maturity from July 21, 2009 to May 7, 2012, reduced the availability from $350,000 to $225,000 (with a reduction in the outstanding balance required by each of December 31, 2010 and December 31, 2011) and decreased the advance rates applicable to certain types of eligible loans. In addition, the interest rate charged on the Revolving Funding Facility was increased from the commercial paper rate plus 2.50% to the commercial paper, Eurodollar or adjusted Eurodollar rate, as applicable, plus 3.50% and the commitment fee requirement was removed. The Company paid a renewal fee of 1.25% of the total facility amount, or $2,813.

        On July 21, 2009, the Company and Ares Capital CP entered into an agreement with Wells Fargo N.A. ("Wells Fargo") to establish an additional revolving facility (the "Revolving Funding II Facility") whereby Wells Fargo agreed to extend credit to us in an aggregate principal amount not exceeding $200,000 at any one time outstanding. The Revolving Funding II Facility was scheduled to expire on July 21, 2012.

        On January 22, 2010, the Company and Ares Capital CP combined the Revolving Funding II Facility into the Revolving Funding Facility, creating a single $400,000 revolving securitized facility. In connection with the combination, we terminated the Revolving Funding II Facility and entered into an Amended and Restated Purchase and Sale Agreement with Ares Capital CP Funding Holdings LLC, our wholly owned subsidiary ("CP Holdings"), pursuant to which we may sell to CP Holdings certain loans that we have originated or acquired (the "Loans") from time to time, which CP Holdings will subsequently sell to Ares Capital CP, which is a wholly owned subsidiary of CP Holdings. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The Revolving Funding Facility, among other things, extended the maturity date of the facility to January 22, 2013 (with two one-year extension options, subject to mutual consent, see Note 19).

        As part of the Revolving Funding Facility, we are subject to limitations as to how borrowed funds may be used including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of VFC that we may issue from time to time. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge offs, violation of which could result in the early amortization of the Revolving Funding Facility and limit further advances under the

Revolving Funding Facility and in some cases could be an event of default. The Revolving Funding Facility is also subject to a borrowing base that applies different advance rates to assets held in Ares Capital CP. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the Revolving Funding Facility. The Company and Ares Capital CP continue to be in material compliance with all of the limitations and requirements of the Revolving Funding Facility.

        As of December 31, 2010 and 2009, there was $242,050 and $221,569 outstanding under the Revolving Funding Facility, respectively. The Revolving Funding Facility is secured by all of the assets held by Ares Capital CP, which as of December 31, 2010 consisted of 34 investments.

        Prior to January 22, 2010, the interest rate charged on the Revolving Funding Facility was based on the commercial paper, Eurodollar or adjusted Eurodollar rate plus 3.50%. After January 22, 2010, subject to certain exceptions, the interest charged on the Revolving Funding Facility is based on LIBOR plus an applicable spread of between 2.25% and 3.75% or on a "base rate" (which is the higher of a prime rate, or the federal funds rate plus 0.50%) plus an applicable spread of between 1.25% to 2.75%, in each case, based on a pricing grid depending upon our credit rating. As of December 31, 2010 and for the period from January 22, 2010 through December 31, 2010, the effective LIBOR spread under the Revolving Funding Facility was 2.75%. As of December 31, 2010, the rate in effect was one month LIBOR, which was 0.26%. As of December 31, 2009, the rate in effect was the adjusted Eurodollar rate, which was 0.23%.

        We are also required to pay a commitment fee of between 0.50% and 2.00% depending on the usage level on any unused portion of the Revolving Funding Facility. Prior to May 7, 2009, we were required to pay a commitment fee for any unused portion of the Revolving Funding Facility equal to 0.50% per annum for any unused portion of the Revolving Funding Facility. Prior to January 22, 2010, we were also required to pay a commitment fee on any unused portion of the Revolving Funding II Facility of between 0.50% and 2.00% depending on the usage level.

        The components of interest and credit facility fees expense, cash paid for interest expense, average interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the Year Ended December 31,
	2010	2009	2008
Stated Interest Expense	$7,458	$6,751	$4,280
Facility Fees(1)	1,453	899	625
Amortization of Debt Issuance Costs	1,787	2,716	1,269

Total Interest and Credit Facility Fees Expense	$10,698	$10,366	$6,174

Cash Paid for Interest Expense	$7,224	$6,501	$3,754
Average Stated Interest Rate	3.0%	3.8%	5.2%
Average Outstanding Balance	$247,490	$179,443	$82,540

(1)
Includes facility fees incurred related to the Revolving Funding II Facility.

  Revolving Credit Facility

        In December 2005, we entered into a senior secured revolving credit facility (as amended and restated, the "Revolving Credit Facility"), under which, as amended, the lenders agreed to extend credit to the Company. On January 22, 2010, we entered into an agreement to amend and restate the Revolving Credit Facility. The amendment and restatement of the Revolving Credit Facility, among other things, increased the size of the facility from $525,000 to $690,000 (comprised of $615,000 in commitments on a stand-alone basis and an additional $75,000 in commitments contingent upon the closing of the Allied Acquisition), extended the maturity date from December 28, 2010 to January 22, 2013 and modified pricing. The Revolving Credit Facility also includes an "accordion" feature that allows, under certain circumstances, for an increase in the size of the facility to a maximum of $1,050,000. During the year ended December 31, 2010, we exercised this "accordion" feature and increased the size of the facility by $120,000 to bring the total facility size to $810,000. The Revolving Credit Facility generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR-based loans, and monthly payments of interest on other loans. All principal is due upon maturity.

        Under the Revolving Credit Facility, we are required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders' equity, (e) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries, of not less than 2.0:1.0, (f) maintaining minimum liquidity, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and its subsidiaries. The Company continues to be in material compliance with all of the limitations and requirements of the Revolving Credit Facility.

        In addition to the asset coverage ratio described above, borrowings under the Revolving Credit Facility (and the incurrence of certain other permitted debt) will be subject to compliance with a borrowing base that will apply different advance rates to different types of assets in our portfolio.

        As of December 31, 2010 and 2009, there was $146,000 and $474,144, respectively, outstanding under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $100,000 and $25,000 as of December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, the Company had $7,281 and $24,000 in standby letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued. At December 31, 2010, there was $656,719 available for borrowing under the Revolving Credit Facility.

        Prior to January 22, 2010, subject to certain exceptions, pricing on the Revolving Credit Facility was based on LIBOR plus 1.00% or on an "alternate base rate" (which was the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%). After January 22, 2010, subject to certain exceptions, pricing under the Revolving Credit Facility is based on LIBOR plus an applicable spread of between 2.50% and 4.00% or on the "alternate base rate" plus an applicable spread of between 1.50% and 3.00%, in each case, based on a pricing grid depending upon our credit rating. As of December 31, 2010 and for the period from January 22, 2010 through December 31, 2010, the effective LIBOR spread under the Revolving Credit Facility was 3.00%. As of December 31, 2010, the one, two, three and six month LIBOR was 0.26%, 0.28%, 0.30% and 0.46%, respectively. As of December 31, 2009, the one, two, three and six month LIBOR was 0.23%, 0.24%, 0.25% and 0.43%, respectively.

        In addition to the stated interest expense on the Revolving Funding Facility, the Company is required to pay a commitment fee of 0.50% per annum on any unused portion of the Revolving Credit Facility and a letter of credit fee of 3.25% per annum on letters of credit issued, both of which are payable quarterly. In connection with the expansion and extension of the Revolving Credit Facility in January 2010, we paid arrangement fees totaling approximately $15,600.

        With certain exceptions, the Revolving Credit Facility is secured by substantially all of the assets in our portfolio (other than investments held by Ares Capital CP under the Revolving Funding Facility, those held as a part of the Debt Securitization, discussed below, and certain other investments). As of December 31, 2010, the Revolving Credit Facility was secured by 298 investments.

        The components of interest and credit facility fees expense, cash paid for interest expense, average interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Year Ended December 31,
	2010	2009	2008
Stated Interest Expense(1)	$10,370	$8,855	$17,610
Facility Fees	3,158	396	224
Amortization of Debt Issuance Costs	6,635	723	601

Total Interest and Credit Facility Fees Expense	$20,163	$9,974	$18,435

Cash Paid for Interest Expense(1)	$10,301	$9,758	$18,787
Average Stated Interest Rate(1)	4.3%	2.1%	4.2%
Average Outstanding Balance	$244,254	$410,947	$422,614

(1)
The stated interest expense, cash paid for interest expense and average stated interest rate reflect the impact of the interest rate swap agreement entered into by the Company in October 2008 and terminated in December 2010 whereby the Company paid a fixed interest rate of 2.985% and received a floating rate based on the prevailing three-month LIBOR. See Note 6 for more information on the interest rate swap agreement.

        With certain exceptions, the Revolving Credit Facility is secured by substantially all of the assets in our portfolio (other than investments held by Ares Capital CP under the Revolving Funding Facility, those held as a part of the Debt Securitization, discussed below and certain other investments). As of December 31, 2010, the Revolving Credit Facility was secured by 298 investments.

        The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. As of December 31, 2010, the Company had $7,281 in standby letters of credit issued through the Revolving Credit Facility. As of December 31, 2009, the Company had $24,000 in standby letters of credit issued through the Revolving Credit Facility.

  Debt Securitization

        In July 2006, through ARCC Commercial Loan Trust 2006, a vehicle serviced by our wholly owned subsidiary, ARCC CLO 2006 LLC ("ARCC CLO"), the Company completed a $400,000 debt securitization (the "Debt Securitization") and issued approximately $314,000 aggregate principal amount of asset-backed notes (including an aggregate amount of up to $50,000 of revolving notes, $22,107 of which was drawn down as of December 31, 2010) (the "CLO Notes") to third parties that are secured by a pool of middle-market loans that were purchased or originated by the Company. The Company initially retained approximately $86,000 of aggregate principal amount of certain "BBB" and non-rated securities in the Debt Securitization. The CLO Notes are included in the consolidated balance sheet.

        During the year ended December 31, 2010, we repaid $39,996, $26,665 and $51,795 of the Class A-1-A, Class A-1A-VFN and Class A-2A Notes, respectively. During the year ended December 31, 2009, we repurchased, in several open market transactions, $34,790 of CLO Notes consisting of $14,000 of Class B Notes and $20,790 of Class C Notes for a total purchase price of $8,247. As a result of these purchases, we recognized a $26,543 gain on the extinguishment of debt during the year ended December 31, 2009. As of December 31, 2010, we held an aggregate principal amount of $120,790 of CLO Notes (the "Retained Notes") in total. The CLO Notes mature on December 20, 2019, and, as of December 31, 2010, there was $155,297 outstanding under the Debt Securitization (excluding the Retained Notes).

        During the first five years from the closing date, principal collections received on the underlying collateral may be used to purchase new collateral, allowing us to maintain the initial leverage in the securitization for the entire five-year period. This reinvestment period ends on June 21, 2011.

        The Class A-1A VFN Notes are a revolving class of secured notes and allow us to borrow and repay AAA/Aaa financing over the initial five-year period thereby providing more efficiency in funding costs. All of the notes are secured by the assets of ARCC Commercial Loan Trust 2006, including commercial loans totaling $308,100 as of the closing date, which were sold to the trust by the Company, the originator and servicer of the assets. As of December 31, 2010, there were 42 investments securing the CLO Notes. Additional commercial loans have been purchased by the trust from the Company primarily using the proceeds from the Class A-1A VFN Notes as well as proceeds from loan repayments. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. Under the terms of the securitization, up to 15% of the collateral may be subordinated loans that are neither first nor second lien loans.

        The classes, amounts and interest rates (expressed as a spread to LIBOR) of the CLO Notes as of December 31, 2010 and 2009 are as follows:

	2010		2009
Class	Amount (millions)	LIBOR Spread (basis points)	Amount (millions)	LIBOR Spread (basis points)
A-1A	$33,161	25	$73,157	25
A-1A VFN(1)	22,107	28	48,772	28
A-1B	14,000	37	14,000	37
A-2A	20,819	22	72,614	22
A-2B	33,000	35	33,000	35
B	9,000	43	9,000	43
C	23,210	70	23,210	70

Total	$155,297		$273,753

(1)
Revolving Notes, in an aggregate amount of up to $50,000.

        The interest charged under the Debt Securitization is based on 3-month LIBOR, which as of December 31, 2010 was 0.30% and as of December 31, 2009 was 0.25%. The blended pricing of the CLO Notes, excluding fees, at December 31, 2010, was approximately 3-month LIBOR plus 36 basis points.

        The Company is also required to pay a commitment fee of 0.175% for any unused portion of the Class A-1A VFN Notes through June 21, 2011.

        The components of interest and credit facility fees expense, cash paid for interest expense, average interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Debt Securitization are as follows:

	For the Year Ended December 31,
	2010	2009	2008
Stated Interest Expense	$1,534	$3,568	$11,556
Facility Fees	21	—	—
Amortization of Debt Issuance Costs	358	354	350

Total Interest and Credit Facility Fees Expense	$1,913	$3,922	$11,906

Cash Paid for Interest Expense	$1,536	$3,704	$11,881
Average Stated Interest Rate	0.7%	1.3%	3.7%
Average Outstanding Balance	$228,252	$282,856	$314,000

  Unsecured Notes Payable

  Allied Unsecured Notes

        As part of the Allied Acquisition, the Company assumed all outstanding debt obligations of Allied Capital, including Allied Capital's unsecured notes which consisted of 6.625% Notes due on July 15, 2011 (the "2011 Notes"), 6.000% Notes due on April 1, 2012 (the "2012 Notes") and 6.875% Notes due on April 15, 2047 (the "2047 Notes" and, together with the 2011 Notes and the 2012 Notes, the "Allied Unsecured Notes").

        As of December 31, 2010, the Company had the following outstanding Allied Unsecured Notes:

	Outstanding Principal	Carrying Value(1)
2011 Notes	$300,584	$296,258
2012 Notes	161,210	158,108
2047 Notes	230,000	180,795

Total	$691,794	$635,161

(1)
Represents the principal amount of the Allied Unsecured Notes less the unaccreted discount initially recorded as a part of the Allied Acquisition

        The 2011 Notes bear interest at a rate of 6.625% and mature on July 15, 2011. The 2012 Notes bear interest at a rate of 6.000% and mature on April 1, 2012. The 2011 Notes and 2012 Notes require payment of interest semi-annually, and all principal is due upon maturity. The Company has the option to redeem these notes in whole or in part, together with a redemption premium, as stipulated in the notes (see Note 19).

        The 2047 Notes bear interest at a rate of 6.875% and mature on April 15, 2047. The 2047 Notes require payment of interest quarterly, and all principal is due upon maturity. The 2047 Notes may be redeemed in whole or in part at any time or from time to time on or after April 15, 2012, at a par redemption price of $25 per security plus accrued and unpaid interest and upon the occurrence of certain tax events as stipulated in the notes. For the year ended December 31, 2010, the Company incurred $35,314 of stated interest expense in connection with the Allied Unsecured Notes, respectively, and the cash paid for interest on the Allied Unsecured Notes was $34,056. In accordance with ASC 805-10, the initial carrying value of the Allied Unsecured Notes was equal to the fair value as of April 1, 2010 resulting in an initial unaccreted discount from the principal value of the Allied Unsecured Notes of approximately $65,800. For the year ended December 31, 2010, we recorded $8,201 of accretion expense related to this discount which was included in "interest and credit facility fees" in the accompanying statement of operations.

        The Company may purchase the Allied Unsecured Notes in the market to the extent permitted by the Investment Company Act. During the year ended December 31, 2010, the Company purchased $19,350 principal amount of the 2011 Notes and $34,400 principal amount of the 2012 Notes. As a result of these transactions, the Company recognized a realized loss of $1,961 during the year ended December 31, 2010.

  2040 Notes

        On October 21, 2010, we issued $200,000 of senior unsecured notes that mature on October 15, 2040 (the "2040 Notes"). The 2040 Notes may be redeemed in whole or in part at our option at any time or from time to time on or after October 15, 2015, at a par redemption price of $25 per security plus accrued and unpaid interest. The 2040 Notes bear interest at a rate of 7.75% per annum, payable quarterly commencing on January 15, 2011, and all principal is due upon maturity. Total proceeds from the issuance of the 2040 Notes, net of underwriters' discount and offering costs, were approximately $193,000. For the year ended December 31, 2010, the Company incurred $3,014 of interest expense on the 2047 Notes and no cash was paid for interest. Also for the year ended December 31, 2010, the Company incurred $44 in amortization of debt issuance costs related to the 2040 Notes.

        The Allied Unsecured Notes and the 2040 Notes contain certain covenants, including covenants requiring Ares Capital to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions. The Company continues to be in material compliance with all of the limitations and requirements of the Allied Unsecured Notes and the 2040 Notes.

6.     DERIVATIVE INSTRUMENTS

        In October 2008, we entered into an interest rate swap agreement that terminated on December 20, 2010 to mitigate our exposure to adverse fluctuations in interest rates for a total notional amount of $75,000. Under the interest rate swap agreement, we paid a fixed interest rate of 2.985% and receive a floating rate based on the prevailing three-month LIBOR. For the years ended December 31, 2010, 2009 and 2008, we recognized $1,741, $423 and $(2,164), in unrealized appreciation (depreciation) related to this swap agreement. As of December 31, 2009, this swap agreement had a fair value of $(1,741), which is included in the "accounts payable and other liabilities" in the accompanying consolidated balance sheet. Upon termination of this swap agreement in 2010, no realized gain or loss was recognized.

7.     COMMITMENTS AND CONTINGENCIES

  Portfolio Company Commitments

        The Company has various commitments to fund investments in its portfolio, including commitments to fund revolving senior and subordinated loans, subordinated notes in the SSLP, and private equity investment partnerships.

        As of December 31, 2010 and 2009, the Company had the following commitments to fund various revolving senior secured and subordinated loans:

	As of December 31,
	2010	2009
Total revolving commitments	$260,691	$136,800
Less: funded commitments	(59,980)	(37,200)

Total unfunded commitments	200,711	99,600
Less: commitments substantially at discretion of the Company	(19,922)	(4,000)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(6,738)	(16,200)

Total net adjusted unfunded revolving commitments	$174,051	$79,400

        Of the total net adjusted unfunded commitments as of December 31, 2010, $33,837 are from commitments for investments acquired as part of the Allied Acquisition. Also, as of December 31, 2010, $147,341 of the total revolving commitments extend beyond the maturity date for our Revolving Credit Facility. Included within the total revolving commitments as of December 31, 2010 are commitments to issue up to $10,900 in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of December 31, 2010, the Company had $8,600 in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability on our balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit, $100 expire in February 2011, $100 expire in April 2011, $2,300 expire in September 2011, $200 expire in December 2011, $900 expire in January 2012, and $5,000 expire in December 2012.

        As of December 31, 2010 and 2009, the Company had the following commitments to fund subordinated notes in the SSLP:

	As of December 31,
	2010	2009
Total SSLP commitments	$975,000	$525,000
Less: funded SSLP commitments	(564,000)	(184,000)

Total unfunded SSLP commitments	411,000	341,000
Less: SSLP commitments substantially at discretion of the Company(1)	(411,000)	(341,000)

Total net adjusted unfunded SSLP commitments	$—	$—

(1)
Investments made by the SSLP must be approved by both GE Commercial Finance Investment Advisory Services LLC ("GE") and the Company.

        See Notes 4 and 14 for more information on the Company's commitment to the SSLP.

        As of December 31, 2010 and 2009, the Company was subject to subscription agreements to fund equity investments in private equity investment partnerships:

	As of December 31,
	2010	2009
Total private equity commitments	$537,600	$428,300
Less: funded private equity commitments	(104,300)	(12,900)

Total unfunded private equity commitments	433,300	415,400
Less: private equity commitments substantially at discretion of the Company	(400,400)	(391,900)

Total net adjusted unfunded private equity commitments	$32,900	$23,500

        Of the total net adjusted unfunded private equity commitments as of December 31, 2010, $11,500 are for investments acquired as part of the Allied Acquisition.

        In the ordinary course of business, Allied Capital had issued guarantees on behalf of certain portfolio companies. Under these arrangements, payments would be required to be made to third parties if the portfolio companies were to default on their related payment. As part of the Allied Acquisition, the Company assumed such outstanding guarantees or similar obligations. As a result, as of December 31, 2010, the Company had outstanding guarantees or similar obligations totaling $800.

        As of December 31, 2010, one of the Company's portfolio companies, Ciena Capital LLC ("Ciena"), had one non-recourse securitization Small Business Administration ("SBA") loan warehouse facility, which has reached its maturity date but remains outstanding. Ciena is working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. Allied Capital had previously issued a performance guaranty (which Ares Capital succeeded to as a result of the Allied Acquisition) whereby Ares Capital must indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena's failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse facility. As of December 31, 2010, there are no known issues or claims with respect to this performance guaranty.

  Lease Commitments

        The Company is obligated under a number of operating leases for office spaces with terms ranging from less than one year to more than 15 years. Rent expense for the years ended December 31, 2010, 2009 and 2008 was $5,167, $1,803 and $1,426 respectively.

        The following table shows future minimum payments under the Company's operating leases:

For the year ending December 31,	Amount
2011	$4,918
2012	6,852
2013	7,007
2014	6,567
2015	5,208
Thereafter	54,133

Total	$84,685

        For certain of its operating leases, the Company has entered into subleases including ones with Ares Management and Ivy Hill Asset Management, L.P. ("IHAM") (see Note 13).

        The following table shows future expected rental payments to be received under the Company's subleases:

For the year ending December 31,	Amount
2011	$1,806
2012	2,389
2013	2,411
2014	2,200
2015	1,567
Thereafter	17,738

Total	$28,111

8.     FAIR VALUE OF FINANCIAL INSTRUMENTS

        Effective January 1, 2008, the Company adopted ASC 825-10 (previously SFAS No. 159, the Fair Value Option for Financial Assets and Liabilities), which provides companies the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company's choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. The Company has not elected the ASC 8 25-10 option to report selected financial assets and liabilities at fair value. With the exception of the line items entitled "other assets" and "debt," which are reported at amortized cost, all assets and liabilities approximate fair value on the balance sheet. The carrying value of the line items entitled "interest receivable," "receivable for open trades," "payable for open trades," "accounts payable and accrued expenses," "management and incentive fees payable" and "interest and facility fees payable" approximate fair value due to their short maturity.

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

        Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it.

        In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the gains or losses reflected in the valuations currently assigned.

        The following table presents fair value measurements of cash and cash equivalents and investments as of December 31, 2010:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$100,752	$100,752	$—	$—
Investments	$4,317,990	$—	$5,333	$4,312,657

        The following tables present changes in investments that use Level 3 inputs for the year ended December 31, 2010:

For the Year Ended December 31, 2010
Balance as of December 31, 2009	$2,166,687
Net unrealized gains	272,940
Net purchases, sales or redemptions (including investments acquired as part of the Allied Acquisition)	1,873,030
Net transfers in and/or out of Level 3	—

Balance as of December 31, 2010	$4,312,657

        As of December 31, 2010, the net unrealized gain on the investments that use Level 3 inputs was $29,735.

        The following table presents fair value measurements of cash and cash equivalents and investments as of December 31, 2009:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$99,227	$99,227	$—	$—
Investments	$2,171,814	$—	$5,127	$2,166,687

        The following tables present changes in investments that use Level 3 inputs for the year ended December 31, 2009:

For the Year Ended December 31, 2009
Balance as of December 31, 2008	$1,862,462
Net unrealized gains	41,229
Net purchases, sales or redemptions	164,105
Net transfers in and/or out of Level 3	98,891

Balance as of December 31, 2009	$2,166,687

        As of December 31, 2009, the net unrealized loss on the investments that use Level 3 inputs was $198,895.

        Following are the carrying and fair values of our debt instruments as of December 31, 2010 and December 31, 2009. Fair value is estimated by discounting remaining payment using applicable current market rates which take into account changes in the Company's marketplace credit ratings or market quotes, if available.

	December 31, 2010			December 31, 2009
	Carrying Value(1)		Fair Value	Carrying Value(1)	Fair Value
Revolving Funding Facility	$242,050		$242,000	$221,569	$226,000
Revolving Credit Facility	146,000		146,000	474,144	447,000
Debt Securitization	155,297		133,000	273,752	217,000
2011 Notes (principal amount outstanding of $300,584)	296,258	(2)	297,290	—	—
2012 Notes (principal amount outstanding of $161,210)	158,108	(2)	164,595	—	—
2040 Notes (principal amount outstanding of $200,000)	200,000		184,986	—	—
2047 Notes (principal amount outstanding of $230,000)	180,795	(2)	197,314	—	—

	$1,378,508	(3)	$1,365,185	$969,465	$890,000

(1)
Except for the Allied Unsecured Notes, all carrying values are the same as the principal amounts outstanding.

(2)
Represents the aggregate principal amount of the applicable series of notes less the unaccreted discount initially recorded as a part of the Allied Acquisition.

(3)
Total principal amount of debt outstanding totaled $1,435,141.

9.     STOCKHOLDERS' EQUITY

        The following table summarizes the total shares issued and proceeds received in public offerings of the Company's common stock net of underwriter and offering costs for the years ended December 31, 2010, 2009 and 2008:

	Shares issued	Offering price per share	Proceeds net of underwriting and offering costs
2010
November 2010 public offering	11,500	$16.50	$180,642
February 2010 public offering	22,958	$12.75	$277,207

Total for the year ended December 31, 2010	34,458		$457,849
2009
August 2009 public offering	12,440	$9.25	$109,086

Total for the year ended December 31, 2009	12,440		$109,086
2008
April 2008 public offering	24,228	$11.00	$259,801

Total for the year ended December 31, 2008	24,228		$259,801

        For the years ended December 31, 2010, 2009 and 2008, the Company incurred approximately $1,440, $806 and $1,414 in offering costs, respectively.

        In connection with the Allied Acquisition, on April 1, 2010, the Company issued 58,493 shares valued at approximately $872,727.

        In November 2010, the Company completed a public add-on equity offering (the "November Add-on Offering") of 11,500 shares of common stock (including 1,500 shares purchased pursuant to the underwriters' over-allotment option) at a price of $16.50 per share, less an underwriting discount totaling approximately $0.7425 per share. Total proceeds received from the November Add-on Offering, net of underwriters' discount and offering costs, were approximately $180,642.

        In February 2010, the Company completed a public add-on equity offering (the "February Add-on Offering") of approximately 22,958 shares of common stock (including approximately 1,958 shares purchased pursuant to the partial exercise by the underwriters of their over-allotment option) at a price of $12.75 per share, less an underwriting discount totaling approximately $0.6375 per share. Total proceeds received from the February Add-on Offering, net of underwriters' discount and offering costs, were approximately $277,207.

        In August 2009, the Company completed a public add-on equity offering (the "August Add-on Offering") of approximately 12,440 shares of common stock (including approximately 1,440 shares purchased pursuant to the underwriters' over-allotment option) at a price of $9.25 per share, less an underwriting discount totaling approximately $0.42 per share. The shares were offered at a discount from the then most recently determined net asset value per share of $11.21 pursuant to authority granted by our common stockholders at the annual meeting of stockholders held on May 4, 2009. Total proceeds received from the August Add-on Offering, net of underwriters' discount and offering costs, were approximately $109,086.

        In April 2008, the Company completed a transferable rights offering, issuing approximately 24,228 shares at a subscription price of $11.0016 per share, less dealer manager fees of $0.22 per share. Net proceeds after deducting the dealer manager fees and estimated offering expenses were approximately $259,801. Ares Investments LLC, an affiliate of our investment adviser, purchased 1,553 shares in the rights offering.

10.   EARNINGS PER SHARE

        The following information sets forth the computations of basic and diluted net increase (decrease) in stockholders' equity resulting from operations per share for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Net increase (decrease) in stockholders' equity resulting from operations available to common stockholders:	$691,834	$202,693	$(139,455)
Weighted average shares of common stock outstanding—basic and diluted:	176,732	101,720	89,666
Basic and diluted net increase (decrease) in stockholders' equity resulting from operations per share:	$3.91	$1.99	$(1.56)

        In accordance with ASC 260-10 (previously SFAS No, 128, Earnings per Share), the weighted average shares of common stock outstanding used in computing basic and diluted net decrease in stockholders' equity resulting from operations per share for the year ended December 31, 2008 has been adjusted retroactively by a factor of 1.02% to recognize the bonus element associated with rights to acquire shares of common stock that we issued to stockholders of record as of March 24, 2008 in connection with a transferable rights offering.

11.   INCOME AND EXCISE TAXES

        For income tax purposes, dividends and distributions paid to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Dividends or distributions paid per common share for the years ended December 31, 2010, 2009 and 2008 were taxable as follows (unaudited):

	For the years ended December 31,
	2010	2009	2008
Ordinary income(1)(2)	$1.40	$1.36	$1.60
Capital gains	—	—	0.08
Return of capital	—	0.11	—

Total	$1.40	$1.47	$1.68

(1)
For the years ended December 31, 2010, 2009 and 2008, ordinary income included dividend income of approximately $0.0164, $0.0107 and $0.0184, per share, respectively, that qualified to be taxed at the 15% maximum capital gains rate.

(2)
For certain eligible corporate shareholders, dividends eligible for the dividend received deduction for 2010, 2009 and 2008, was approximately $0.0164, $0.0107 and $0.0184, per share, respectively.

        The following reconciles net increase (decrease) in stockholders' equity resulting from operations to taxable income for the years ended December 31, 2010, 2009, and 2008:

	For the years ended December 31,
	2010	2009	2008
	(Estimated)(1)
Net increase (decrease) in stockholders' equity resulting from operations	$691,834	$202,693	$(139,455)
Adjustments:
Net unrealized (gain) loss on investments	(230,743)	(88,707)	272,818
Items related to the Allied Acquisition:
Gain on the Allied Acquisition	(195,876)	—	—
Other merger-related items	(4,463)	—	—
Other income not currently taxable	(36,486)	(21,310)	(7,136)
Other income for tax but not book	64,404	51,218	6,307
Expenses not currently deductible	29,200	10,545	29,921
Other deductible expenses	(786)	(29,636)	(3,561)
Other realized gain/loss differences	(2,778)	—	—

Taxable income	$314,306	$124,803	$158,894

(1)
2010 taxable income is an estimate and will not be finally determined until the 2010 tax return is filed in 2011.

        Taxable income generally differs from net increase (decrease) in stockholders' equity resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. Additionally, on April 1, 2010, the Company acquired Allied Capital in a tax free exchange and recorded a book gain of $195,876, which is not a realized event for tax purposes. Similarly, there were certain merger-related items that vary in their deductibility for GAAP and tax.

        Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. As of December 31, 2009, the Company had a capital loss carryforward of $37 million. In addition, Allied Capital had a capital loss carryforward of $111 million as of the merger date. As of December 31, 2010, the Company estimates that it will have a capital loss carryforward of approximately $148 million available for use in later tax years. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. The unused balance will be carried forward and utilized as gains are realized, subject to such limitations. In addition to the capital loss carryforwards, the Company realized net losses of approximately $0.2 billion from the Allied portfolio for the year ended December 31, 2010, however, these losses have not yet been deducted for tax purposes as their deductibility in 2010 was limited by the Code.

        For 2010, the Company had taxable income in excess of the distributions made from such taxable income during the year, and therefore, the Company has elected to carry forward the excess for distribution to shareholders in 2011. The amount carried forward to 2011 is estimated to be $62,000, although this amount will not be finalized until the 2010 tax returns are filed in 2011. We have accrued $2,229 of federal excise tax related to this carried over amount for the year ended December 31, 2010. For the years ended December 31, 2009 and 2008, a net benefit of $30 and a net expense of $100, respectively, were recorded for U.S. federal excise tax.

        As of December 31, 2010, the cost basis of investments for tax purposes was $5.4 billion resulting in estimated gross unrealized gains and losses of $300 million and $1.4 billion, respectively. As of December 31, 2010, the cost of investments for tax purposes was greater than the amortized cost of investments for book purposes of $4.3 billion, primarily as a result of the Allied Acquisition. The Allied Acquisition qualified as a tax free exchange, which resulted in the acquired assets retaining Allied Capital's cost basis at the merger date. As of December 31, 2009, the cost of investments for tax purposes was $2.4 billion resulting in gross unrealized gains and losses of $0.1 billion and $0.3 billion, respectively.

        In general, the Company may make certain adjustments to the classification of stockholders' equity as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes, among other items. During the year ended December 31, 2010, as a result of these permanent book-to-tax differences, including the nontaxability of the book gain on the Allied Acquisition and the nondeductibility of certain merger-related expenses, the Company increased accumulated undistributed net investment income by $22,001, increased accumulated net realized loss on sale of investments by $383,856 and increased capital in excess of par value by $361,855. During the year ended December 31, 2009, the Company increased accumulated undistributed net investment income by $5,584, decreased accumulated net realized loss on sale of investments by $13,014 and decreased capital in excess of par value by $18,598. During the year ended December 31, 2008, the Company increased accumulated undistributed net investment income by $3,464, increased accumulated net realized loss on sale of investments by $124 and decreased capital in excess of par value by $3,340. Aggregate stockholders' equity was not affected by these reclassifications.

        Certain of our wholly owned subsidiaries are subject to U.S. federal and state income taxes. For the year ended December 31, 2010, we recorded a tax expense of $3,163 for these subsidiaries. For the year ended December 31, 2009 and 2008 we recorded a tax expense of approximately $600 and $100, respectively, for these subsidiaries.

12.   DIVIDENDS AND DISTRIBUTIONS

        The following table summarizes our dividends declared for the years ended December 31, 2010, 2009 and 2008:

Date declared	Record date	Payment date	Per share amount	Total amount
November 4, 2010	December 15, 2010	December 31, 2010	$0.35	$71,423
August 5, 2010	September 15, 2010	September 30, 2010	$0.35	67,266
May 10, 2010	June 15, 2010	June 30, 2010	$0.35	67,091
February 25, 2010	March 15, 2010	March 31, 2010	$0.35	46,516

Total declared for 2010			$1.40	$252,296

November 5, 2009	December 15, 2009	December 31, 2009	$0.35	$39,630
August 6, 2009	September 15, 2009	September 30, 2009	$0.35	38,357
May 7, 2009	June 15, 2009	June 30, 2009	$0.35	34,004
March 2, 2009	March 16, 2009	March 31, 2009	$0.42	40,804

Total declared for 2009			$1.47	$152,795

November 6, 2008	December 15, 2008	January 2, 2009	$0.42	$40,803
August 7, 2008	September 15, 2008	September 30, 2008	$0.42	40,804
May 8, 2008	June 16, 2008	June 30, 2008	$0.42	40,805
February 28, 2008	March 17, 2008	March 31, 2008	$0.42	30,528

Total declared for 2008			$1.68	$152,940

        The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to closing price on the record date. Dividend reinvestment plan activity for the years ended December 31, 2010, 2009, and 2008, was as follows:

	2010	2009	2008
Shares issued	1,523	352	241
Average price per share	$14.79	$11.43	$12.12
Shares purchased by plan agent for shareholders	—	1,629	1,277
Average price per share	—	$6.85	$9.27

13.   RELATED PARTY TRANSACTIONS

        In accordance with the investment advisory and management agreement, we bear all costs and expenses of the operation of the Company and reimburse our investment adviser for certain of such costs and expenses incurred in the operation of the Company. For the years ended December 31, 2010, 2009 and 2008 our investment adviser incurred such expenses for which it was reimbursed by the Company totaling $3,264, $2,461 and $2,292, respectively. As of December 31, 2010, $341 was unpaid and such payable is included in "accounts payable and accrued expenses" in the accompanying consolidated balance sheet.

        We rented office space directly from a third party pursuant to a lease that expired on February 27, 2011. In connection with such leases, we entered into a sublease agreement with Ares Management whereby Ares Management subleased approximately 25% of such office space for a fixed rent equal to 25% of the basic annual rent payable by us under this lease, plus certain additional costs and expenses. For the years ended December 31, 2010, 2009 and 2008, such amounts payable to the Company totaled $253, $652 and $253, respectively.

        We recently entered into a new office lease that will expire in February 2026 pursuant to which we will lease new office facilities from a third party, and start to pay rent on the new office space in May 2011. We also entered into separate subleases with Ares Management and IHAM, pursuant to which Ares Management and IHAM will sublease approximately 15% and 20%, respectively, of the new office space for a fixed rent equal to 15% and 20%, respectively, of the base annual rent payable by us under the new office lease, plus certain additional costs and expenses.

        As of December 31, 2010, Ares Investments, an affiliate of Ares Management, (the sole member of our investment adviser) owned approximately 2.9 million shares of the Company's common stock representing approximately 1.40% of the total shares outstanding as of December 31, 2010.

        See Notes 3 and 14 for descriptions of other related party transactions.

14.   IVY HILL ASSET MANAGEMENT, L.P. AND OTHER MANAGED FUNDS

  Ivy Hill Asset Management, L.P.

        In November 2007, the Company established IHAM to serve as a manager for a middle-market credit fund, Ivy Hill Middle Market Credit Fund, Ltd. ("Ivy Hill I"), an unconsolidated investment vehicle focusing on investments in middle-market loans. From inception until the second quarter of 2009, IHAM's financial results were consolidated with those of the Company. In June 2009, because of a shift in activity from being primarily a manager, with no dedicated employees, of funds in which the Company has invested debt and equity, to a manager with individuals dedicated to managing an increasing number of third party funds, the Company concluded that GAAP requires the financial results of IHAM to be reported as a portfolio company in the schedule of investments rather than as a consolidated subsidiary in the Company's financial results. The Company made an initial equity investment of $3,816 into IHAM in June 2009. As of December 31, 2010, the total investment in

IHAM at fair value was $136,235, including an unrealized gain of $32,777. As of December 31, 2009, the total investment in IHAM at fair value was $48,321, including an unrealized gain of $11,145. For the years ended December 31, 2010 and 2009, the Company received distributions from IHAM of $12,154 and $3,120, respectively. The distributions for the year ended December 31, 2010 and 2009 included dividend income of $7,320 and $2,390, respectively.

        For the years ended December 31, 2009 and 2008, the Company earned $900 and $1,482, respectively, in management fees from IHAM's management of Ivy Hill I prior to IHAM's conversion to a portfolio company in June 2009. Ivy Hill I primarily invests in first and second lien bank debt of middle-market companies. Ivy Hill I was initially funded with $404,000 of capital including a $56,000 investment by the Company, consisting of $40,000 of Class B notes and $16,000 of subordinated notes. For the years ended December 31, 2010, 2009 and 2008, the Company earned $6,859, $5,742 and $5,427, respectively, from its investments in Ivy Hill I.

        Ivy Hill I purchased investments from the Company of $12,000, $18,000 and $68,000 during the years ended December 31, 2010, 2009 and 2008, respectively, and may from time to time purchase additional investments from the Company. Any such purchases require approval by third parties unaffiliated with the Company or IHAM. There was no realized gain or loss recognized by the Company on these transactions.

        In November 2008, the Company established a second middle-market credit fund, Ivy Hill Middle Market Credit Fund II, Ltd. ("Ivy Hill II" and, together with Ivy Hill I and Ivy Hill SDF (as defined below), the "Ivy Hill Funds"), which is also managed by IHAM. Ivy Hill II purchased $86,500 and $28,000 of investments from the Company during the years, ended December 31, 2010 and 2009, respectively, and may from time to time purchase additional investments from the Company. Any such purchases require approval by third parties unaffiliated with the Company or IHAM. A realized loss of $1,218 and $1,388 was recorded on these transactions for the years ended December 31, 2010 and 2009, respectively. For the year ended December 31, 2009, the Company earned $365 in management fees from IHAM's management of Ivy Hill II prior to IHAM's conversion to a portfolio company in June 2009.

        In December 2009, the Company made an additional cash investment of approximately $33,000 in IHAM to facilitate IHAM's acquisition of Allied Capital's management rights in respect of, and interests in, the Allied Capital Senior Debt Fund, L.P. (now referred to as Ivy Hill Senior Debt Fund, L.P. or the "Ivy Hill SDF"). In October 2010, the Company made an additional cash investment of approximately $4,000 in IHAM to facilitate IHAM's acquisition of an equity interest in Ivy Hill SDF.

        In March 2010, the Company made an additional cash investment of approximately $48,000 in IHAM to facilitate IHAM's acquisition of Allied Capital's management rights in respect of, and equity interests in, the Knightsbridge CLO 2007-1, Ltd. and Knightsbridge CLO 2008-1, Ltd. (the "Knightsbridge Funds"). At the time, the Company also acquired from Allied Capital certain debt investments of the Knightsbridge Funds for approximately $52,000. The Knightsbridge Funds purchased $8,800 of investments from the Company during the year ended December 31, 2010. A realized loss of $31 was recognized by the Company on these transactions.

        As part of the Allied Acquisition, the Company acquired, through the Company's wholly owned subsidiary, A.C. Corporation, the management rights for three unconsolidated loan funds: Emporia Preferred Funding I, Ltd., Emporia Preferred Funding II, Ltd. and Emporia Preferred Funding III, Ltd. (collectively, the "Emporia Funds"). In November 2010, the Company made an additional cash investment of $7,900 in IHAM, which IHAM then used to purchase these management rights and related receivables from A.C. Corporation for $7,900, which represented the fair value of those management rights as of the date of the sale. A realized gain of $5,882 was recognized on this transaction. In August 2010, the Company made an additional cash investment of approximately $8,000 in IHAM to facilitate IHAM's acquisition of an equity interest in Emporia Preferred Funding III, Ltd.

The Emporia Funds purchased $4,600 of investments from the Company during the year ended December 31, 2010. A realized loss of $46 was recognized by the Company on these transactions

        In addition to the Ivy Hill Funds and the Knightsbridge Funds, IHAM also serves as the sub-adviser/sub-manager to six other funds: CoLTS 2005-1 Ltd., CoLTS 2005-2 Ltd., CoLTS 2007-1 Ltd. (collectively, the "CoLTS Funds") and FirstLight Funding I, Ltd., which is affiliated with the Company's portfolio company, Firstlight Financial Corporation, Ares Private Debt Strategies Fund II, L.P. and Ares Private Debt Strategies Fund III, L.P. The CoLTs Funds purchased $1,200 of investments from the Company during the year ended December 31, 2010. A realized loss of $12 was recognized by the Company on these transactions. The funds managed by IHAM may, from time to time, buy additional loans from the Company.

        Beginning in November 2008, IHAM was party to a separate services agreement, referred to herein as the "services agreement," with Ares Capital Management. Pursuant to the services agreement, Ares Capital Management provided IHAM with office facilities, equipment, clerical, bookkeeping and record keeping services, services of investment professionals and others to perform investment advisory, research and related services, services of, and oversight of, custodians, depositories, accountants, attorneys, underwriters and such other persons in any other capacity deemed to be necessary. Under the services agreement, IHAM reimbursed Ares Capital Management for all of the actual costs associated with such services, including Ares Capital Management's allocable portion of overhead and the cost of its officers and respective staff in performing its obligations under the services agreement. The services agreement was terminated effective June 30, 2010 and replaced with a different services agreement with similar terms between IHAM and the Company's administrator. Prior to IHAM's conversion to a portfolio company in June 2009, for the years ended December 31, 2009 and 2008, IHAM incurred such expenses payable to Ares Capital Management of $538 and $244, respectively.

  SSLP

        In October 2009, the Company completed the acquisition of the SSLP Notes in the SSLP for $165,000. At December 31, 2010, the Company's investment in the SSLP was $561,674 at fair value, including an unrealized gain of $24,235. The SSLP was formed in December 2007 to invest in "stretch senior" or "unitranche" loans (loans that combine both senior and subordinated debt, generally in a first lien position) of middle-market companies and currently has approximately $5.1 billion of total committed capital under management, approximately $2.5 billion in aggregate principal amount of which was funded at December 31, 2010. At December 31, 2010, the Company's total commitment to the SSLP was $975,000, of which $410,633 was unfunded. The SSLP is capitalized as transactions are completed. Together with GE Commercial Finance Investment Advisory Services LLC ("GE"), the Company and GE serve as co-managers of the SSLP and both investment and portfolio management decisions made by the SSLP must be approved by both the Company and GE. The Company's investment entitles it to a coupon of LIBOR plus 8.0% and also to receive a portion of the excess cash flow from the loan portfolio, which may result in a return greater than the contractual coupon. The Company is also entitled to certain other sourcing and management fees in connection with the SSLP. See Note 4 for additional information on the Company's investment in the SSLP.

  Other Managed Funds

        Also as part of the Allied Acquisition, the Company acquired the management rights for an unconsolidated fund, the AGILE Fund I, LLC, which had $68.1 million of total committed capital under management as of December 31, 2010. The Company's investment in AGILE Fund I, LLC was $217 at fair value, including an unrealized loss of $47 as of December 31, 2010.

15.   FINANCIAL HIGHLIGHTS

        The following is a schedule of financial highlights as of and for the years ended December 31, 2010, 2009 and 2008:

Per Share Data:	As of and for the year ended December 31, 2010	As of and for the year ended December 31, 2009	As of and for the year ended December 31, 2008
Net asset value, beginning of period(1)	$11.44	$11.27	$15.47
Issuance of common stock	0.95	(0.35)	(0.96)
Net investment income for period(2)	1.23	1.32	1.42
Gain on the Allied Acquisition	1.11	—	—
Net realized and unrealized gains (loss) for period(2)	1.59	0.67	(2.98)

Net increase (decrease) in stockholders' equity	4.88	1.64	(1.56)
Distributions from net investment income	(1.40)	(1.35)	(1.58)
Distributions from net realized gains	—	(0.12)	(0.10)

Total distributions to stockholders	(1.40)	(1.47)	(1.68)

Net asset value at end of period(1)	$14.92	$11.44	$11.27

Per share market value at end of period	$16.48	$12.45	$6.33
Total return based on market value(3)	43.61%	119.91%	(45.25)%
Total return based on net asset value(4)	31.61%	17.84%	(11.17)%
Shares outstanding at end of period	204,419	109,945	97,153
Ratio/Supplemental Data:
Net assets at end of period	$3,050,533	$1,257,888	$1,094,879
Ratio of operating expenses to average net assets(5)(6)	11.02%	9.78%	9.09%
Ratio of net investment income to average net assets(5)(7)	9.07%	11.72%	10.22%
Portfolio turnover rate(5)	45%	26%	24%

(1)
The net assets used equals the total stockholders' equity on the consolidated balance sheets.

(2)
Weighted average basic per share data.

(3)
For the year ended December 31, 2010, the total return based on market value for the year ended December 31, 2010 equals the increase of the ending market value at December 31, 2010 of $16.48 per share over the ending market value at December 31, 2009 of $12.45 per share plus the declared dividends of $1.40 per share for the year ended December 31, 2010, divided by the market value at December 31, 2009. For the year ended December 31, 2009, the total return based on market value for the year ended December 31, 2009 equals the increase of the ending market value at December 31, 2009 of $12.45 per share over the ending market value at December 31, 2008 of $6.33 per share plus the declared dividends of $1.47 per share for the year ended December 31, 2009, divided by the market value at December 31, 2008. For the year ended December 31, 2008, the total return based on market value for the year ended December 31, 2008 equals the decrease of the ending market value at December 31, 2008 of $6.33 per share from the ending market value at December 31, 2007 of $14.63 per share plus the declared dividends of $1.68 per share for the year ended December 31, 2008, divided by the market value at December 31, 2007. Total return based on market value is not annualized. The Company's shares fluctuate in value. The Company's performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4)
For the year ended December 31, 2010, the total return based on net asset value equals the change in net asset value during the period plus the declared dividends of $1.40 per share for the year ended December 31, 2010 divided by the beginning net asset value for the period. For the year ended December 31, 2009, the total return based on net asset value equals the change in net asset value during the period plus the declared dividends of $1.47 per share for the year ended December 31, 2009 divided by the beginning net asset value for the period. For the year ended December 31, 2008, the total return based on net asset value equals the change in net asset value during the period plus the declared dividends of $1.68 per share for the year ended December 31, 2008 divided by the beginning net asset value for the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan and the issuance of common stock in connection with any equity offerings. Total return based on net asset value is not annualized. The Company's performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)
The ratios reflect an annualized amount.

(6)
For the year ended December 31, 2010, the ratio of operating expenses to average net assets consisted of 2.19% of base management fees, 3.23% of incentive management fees, 3.34% of the cost of borrowing and other operating expenses of 2.27%. For the year ended December 31, 2009, the ratio of operating expenses to average net assets consisted of 2.67% of base management fees, 2.93% of incentive management fees, 2.13% of the cost of borrowing and other operating expenses of 2.05%. For the year ended December 31, 2008, the ratio of operating expenses to average net assets consisted of 2.45% of base management fees, 2.55% of incentive management fees, 2.93% of the cost of borrowing and other operating expenses of 1.16%. These ratios reflect annualized amounts.

(7)
The ratio of net investment income to average net assets excludes income taxes related to realized gains.

16.   SELECTED QUARTERLY DATA (Unaudited)

	2010
	Q4	Q3	Q2		Q1
Total investment income	$157,170	$138,126	$121,590		$66,510
Net investment income before net realized and unrealized gain (losses) and incentive compensation	$99,323	$89,025	$64,514		$39,849
Incentive compensation	$35,973	$17,805	$14,973		$8,144
Net investment income before net realized and unrealized gain (losses)	$63,350	$71,220	$49,541		$31,705
Net realized and unrealized gains (losses)	$93,538	$57,157	$280,613	(1)	$44,710
Net increase in stockholders' equity resulting from operations	$156,888	$128,377	$330,154		$76,415
Basic and diluted earnings per common share	$0.79	$0.67	$1.73		$0.61
Net asset value per share as of the end of the quarter	$14.92	$14.43	$14.11		$11.78

(1)
Includes gain on the Allied Acquisition of $195,876.

	2009
	Q4	Q3	Q2	Q1
Total investment income	$69,264	$60,881	$59,111	$56,016
Net investment income before net realized and unrealized gain (losses) and incentive compensation	$47,920	$41,133	$39,935	$37,750
Incentive compensation	$9,568	$8,227	$7,987	$7,550
Net investment income before net realized and unrealized gain (losses)	$38,352	$32,906	$31,948	$30,200
Net realized and unrealized gains (losses)	$31,278	$30,370	$2,805	$4,834
Net increase in stockholders' equity resulting from operations	$69,630	$63,276	$34,753	$35,034
Basic and diluted earnings per common share	$0.64	$0.62	$0.36	$0.36
Net asset value per share as of the end of the quarter	$11.44	$11.16	$11.21	$11.20

	2008
	Q4	Q3	Q2	Q1
Total investment income	$62,723	$62,067	$63,464	$52,207
Net investment income before net realized and unrealized gain (losses) and incentive compensation	$40,173	$41,025	$45,076	$32,466
Incentive compensation	$8,035	$8,205	$9,015	$6,493
Net investment income before net realized and unrealized gain (losses)	$32,138	$32,820	$36,061	$25,973
Net realized and unrealized gains (losses)	$(142,638)	$(74,213)	$(32,789)	$(16,807)
Net (decrease) increase in stockholders' equity resulting from operations	$(110,500)	$(41,393)	$3,272	$9,166
Basic and diluted (loss) earnings per common share	$(1.14)	$(0.43)	$0.04	$0.12
Net asset value per share as of the end of the quarter	$11.27	$12.83	$13.67	$15.17

17.   ALLIED ACQUISITION

        On April 1, 2010, the Company completed the Allied Acquisition by acquiring the outstanding shares of Allied Capital in exchange for shares of our common stock in a transaction valued at approximately $908 million as of the closing date. Concurrently with the completion of the Allied Acquisition, we repaid in full the $137 million of remaining principal amounts outstanding on Allied Capital's $250 million senior secured term loan. We also assumed all of Allied Capital's other outstanding debt obligations, including approximately $745 million in aggregate principal amount outstanding of the Allied Unsecured Notes.

        Under the terms of the Allied Acquisition each Allied Capital stockholder received 0.325 shares of our common stock for each share of Allied Capital common stock then owned by such stockholder. In connection with the Allied Acquisition, approximately 58.5 million shares of our common stock (including the effect of outstanding in-the money Allied Capital stock options) were issued to Allied Capital's then-existing stockholders, resulting in our then-existing stockholders owning approximately 69% of the combined company and the then-existing Allied Capital stockholders owning approximately 31% of the combined company.

        The Allied Acquisition was accounted for in accordance with the acquisition method of accounting as detailed in ASC 805-10 (previously SFAS No. 141(R)), Business Combinations. The acquisition method of accounting requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity based on their fair values as of the date of acquisition. As described in more detail in ASC 805-10, if the total acquisition date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred, the excess will be recognized as a gain. Upon completion of our determination of the fair value of Allied Capital's identifiable net assets as of April 1, 2010, the fair value of such net assets exceeded the fair value of the consideration transferred, resulting in the recognition of a gain. The valuation of the investments acquired as part of the Allied Acquisition was done in accordance with Ares Capital's valuation policy (see Notes 2 and 8).

        Following is the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the Allied Acquisition:

Common stock issued	$872,727
Payments to holders of "in-the-money" Allied Capital stock options	35,011 (1)

Total purchase price	$907,738

Assets acquired:
Investments	$1,833,766
Cash and cash equivalents	133,548
Other assets	80,078

Total assets acquired	2,047,392
Debt and other liabilities assumed	(943,778)

Net assets acquired	1,103,614

Gain on Allied Acquisition	(195,876)

$907,738

(1)
Represents cash payment for holders of any "in-the-money" Allied Capital stock options that elected to receive cash.

        The following pro forma condensed combined financial information does not purport to be indicative of actual financial position or results of our operations had the Allied Acquisition actually been consummated at the beginning of each period presented. Certain one-time charges have been eliminated. For year ended December 31, 2010, we recognized $19,833 in professional fees and other costs related to the Allied Acquisition. The pro forma adjustments reflecting the allocation of the purchase price of Allied Capital and the gain of $195,876 recognized on the Allied Acquisition have been eliminated from all periods presented. The pro forma condensed combined financial information does not reflect the potential impact of possible synergies and does not reflect any impact of additional accretion which would have been recognized on the transaction, except for that which was recorded after the transaction was consummated on April 1, 2010.

	Year Ended December 31,
	2010	2009
Total investment income	$537,488	$563,958
Net investment income	$238,982	$184,641
Net increase (decrease) in stockholders' equity resulting from operations	$479,979	$(323,133)
Net increase (decrease) in stockholders' equity resulting from operations per share	$2.51	$(2.02)

        Prior to the completion of the Allied Acquisition we purchased $340 million of assets from Allied Capital in arm's length transactions. Additionally, during the same period of time, IHAM purchased $69 million of assets from Allied Capital, also in arm's length transactions.

18.   LITIGATION

        The Company is party to certain lawsuits in the normal course of business. Allied Capital was also involved in various other legal proceedings that the Company assumed in connection with the Allied Acquisition. Furthermore, third parties may try to seek to impose liability on Ares Capital in connection with the activities of its portfolio companies. While the outcome of any such open legal proceedings cannot at this time be predicted with certainty, the Company does not expect these matters will materially affect its financial condition or results of operations.

19.   SUBSEQUENT EVENTS

        Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of and for the years ended December 31, 2010, except as disclosed below.

        On January 18, 2011, we and Ares Capital CP amended the Revolving Funding Facility to, among other things, provide for a three year reinvestment period until January 18, 2014 (with two one-year extension options, subject to our and the lenders' consent) and extend the stated maturity date to January 18, 2016 (with two one-year extension options, subject to our and the lenders consent).

        In January 2011, we issued an aggregate principal amount outstanding of $575,000 of unsecured convertible senior notes (the "2016 Convertible Notes") that mature on February 1, 2016 (the "Maturity Date"), unless previously converted or repurchased in accordance with their terms. The 2016 Convertible Notes bear interest at rate of 5.75% per year, payable semiannually. In certain circumstances, the 2016 Convertible Notes will be convertible into cash, shares of Ares Capital's common stock or a combination of cash and shares of Ares Capital's common stock, at Ares Capital's election, at an initial conversion rate of 52.2766 shares of common stock per one thousand dollar principal amount of the 2016 Convertible Notes, which is equivalent to an initial conversion price of approximately $19.13 per share of Ares Capital's common stock, subject to customary anti-dilution adjustments. The initial conversion price is approximately 17.5% above the $16.28 per share closing price of Ares Capital's common stock on January 19, 2011. Ares Capital will not have the right to redeem the 2016 Convertible Notes prior to maturity.

        The 2016 Convertible Notes are Ares Capital's senior unsecured obligations and rank senior in right of payment to Ares Capital's existing and future indebtedness that is expressly subordinated in right of payment to the 2016 Convertible Notes; equal in right of payment to Ares Capital's existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of Ares Capital's secured indebtedness (including existing unsecured indebtedness that Ares Capital later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by Ares Capital's subsidiaries, financing vehicles or similar facilities.

        Prior to the close of business on the business day immediately preceding August 15, 2015, holders may convert their 2016 Convertible Notes only under certain circumstances set forth in the indenture governing the terms of the 2016 Convertible Notes (the "Indenture"). On or after August 15, 2015 until the close of business on the scheduled trading day immediately preceding the Maturity Date, holders may convert their 2016 Convertible Notes at any time. Upon conversion, Ares Capital will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders.

        Ares Capital may not redeem the 2016 Convertible Notes prior to maturity. No sinking fund is provided for the 2016 Convertible Notes. In addition, if certain corporate events occur in respect of Ares Capital, holders of the 2016 Convertible Notes may require Ares Capital to repurchase for cash all or part of their 2016 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2016 Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

        The Indenture contains certain covenants, including covenants requiring Ares Capital to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of the 2016 Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Indenture.

        In accounting for the 2016 Convertible Notes, the Company estimated at the time of issuance that the values of the debt and equity components of the notes were approximately 93% and 7%, respectively. The original issue discount equal to the estimated equity component of 7% of the 2016 Convertible Notes will initially be recorded in "capital in excess of par value" in the balance sheet. As a result, the Company will record interest expense comprised of both stated interest expense as well as accretion of the original issue discount resulting in an estimated effective interest rate of approximately 7.5%.

        On February 24, 2011 the Company notified the holders of our 2011 Notes that the Company was redeeming the $300,584 aggregate principal amount of our 2011 Notes remaining outstanding, together with a redemption premium, in accordance with the terms of the indenture governing the 2011 Notes. The Company expects the redemption to be completed on March 16, 2011.

        Effective as of February 25, 2011, the Company amended its charter to increase the number of shares of common stock we are authorized to issue from 300 million to 400 million.

        In February 2011, the Company sold certain collateralized loan obligations that were originally acquired as part of the Allied Acquisition. Total proceeds from these investments sold were $207,670 including a realized gain of $99,055.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES CAPITAL CORPORATION
By:	/s/ MICHAEL J. AROUGHETI Michael J. Arougheti President Dated: March 1, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ MICHAEL J. AROUGHETI Michael J. Arougheti President (principal executive officer) and Director Dated: March 1, 2011
By:	/s/ PENNI F. ROLL Penni F. Roll Chief Financial Officer (principal financial and accounting officer) Dated: March 1, 2011
By:	/s/ ANN TORRE BATES Ann Torre Bates Director Dated: March 1, 2011
By:	/s/ DOUGLAS E. COLTHARP Douglas E. Coltharp Director Dated: March 1, 2011
By:	/s/ FRANK E. O'BRYAN Frank E. O'Bryan Director Dated: March 1, 2011
By:	/s/ GREGORY W. PENSKE Gregory W. Penske Director Dated: March 1, 2011
By:	/s/ ANTONY P. RESSLER Antony P. Ressler Director Dated: March 1, 2011

By:	/s/ ROBERT L. ROSEN Robert L. Rosen Director Dated: March 1, 2011
By:	/s/ BENNETT ROSENTHAL Bennett Rosenthal Director Dated: March 1, 2011
By:	/s/ ERIC B. SIEGEL Eric B. Siegel Director Dated: March 1, 2011