Form 10-Q
period 2011-03-31
ARES CAPITAL CORP
filed 2011-05-03
CIK 1287750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                   to

Commission File No. 000-50697

ARES CAPITAL CORPORATION

(Exact name of Registrant as specified in its charter)

Maryland	33-1089684
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

245 Park Avenue, 44th Floor, Building East, New York, NY 10167

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2011
Common stock, $0.001 par value	204,752,336

ARES CAPITAL CORPORATION

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands, except per share data)

	As of
	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate investments	$2,174,715	$2,482,642
Non-controlled affiliate company investments	502,816	380,396
Controlled affiliate company investments	1,585,502	1,454,952
Total investments at fair value (amortized cost of $4,214,764 and $4,291,955, respectively)	4,263,033	4,317,990
Cash and cash equivalents	246,233	100,752
Receivable for open trades	37,549	8,876
Interest receivable	72,824	72,548
Other assets	87,404	62,380
Total assets	$4,707,043	$4,562,546
LIABILITIES
Debt	$1,428,044	$1,378,509
Management and incentive fees payable	63,280	52,397
Accounts payable and other liabilities	32,339	34,742
Interest and facility fees payable	20,372	21,763
Payable for open trades	—	24,602
Total liabilities	1,544,035	1,512,013
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Common stock, par value $.001 per share, 400,000 and 300,000 common shares authorized, respectively, 204,752 and 204,419 common shares issued and outstanding, respectively	205	204
Capital in excess of par value	3,265,581	3,205,326
Accumulated overdistributed net investment income	(35,060)	(11,336)
Accumulated net realized loss on investments, foreign currency transactions, extinguishment of debt and other assets	(115,987)	(169,696)
Net unrealized gain on investments and foreign currency transactions	48,269	26,035
Total stockholders’ equity	3,163,008	3,050,533
Total liabilities and stockholders’ equity	$4,707,043	$4,562,546
NET ASSETS PER SHARE	$15.45	$14.92

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	For the three months ended
	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest from investments	$61,807	$46,075
Capital structuring service fees	5,365	1,350
Interest from cash & cash equivalents	53	11
Dividend income	1,515	—
Management fees	154	328
Other income	1,236	795
Total investment income from non-controlled/non-affiliate company investments	70,130	48,559

From non-controlled affiliate company investments:
Interest from investments	10,132	4,620
Dividend income	2,376	103
Management fees	188	138
Other income	576	58
Total investment income from non-controlled affiliate company investments	13,272	4,919

From controlled affiliate company investments:
Interest from investments	38,621	10,841
Capital structuring service fees	5,593	751
Dividend income	4,900	378
Management fees	3,107	1,021
Other income	68	41
Total investment income from controlled affiliate company investments	52,289	13,032

Total investment income	135,691	66,510

EXPENSES:
Interest and credit facility fees	30,175	8,588
Incentive management fees	30,941	8,144
Base management fees	16,730	8,456
Professional fees	2,465	2,504
Administrative fees	2,425	1,231
Professional fees related to the acquisition of Allied Capital Corporation	167	3,789
Other general and administrative	2,918	2,255
Total expenses	85,821	34,967

NET INVESTMENT INCOME BEFORE INCOME TAXES	49,870	31,543

Income tax expense (benefit), including excise tax	2,047	(162)

NET INVESTMENT INCOME	47,823	31,705

REALIZED AND UNREALIZED NET GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCIES:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	72,412	2,261
Non-controlled affiliate company investments	(3,596)	(7,659)
Controlled affiliate company investments	(6,247)	432
Foreign currency transactions	—	85
Net realized gains (losses)	62,569	(4,881)

Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	(13,054)	30,974
Non-controlled affiliate company investments	6,547	11,845
Controlled affiliate company investments	28,741	6,924
Foreign currency transactions	—	(152)
Net unrealized gains	22,234	49,591

Net realized and unrealized gains from investments and foreign currencies	84,803	44,710

REALIZED LOSS ON EXTINGUISHMENT OF DEBT	(8,860)	—

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$123,766	$76,415

BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 10)	$0.61	$0.61

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING — BASIC AND DILUTED (see Note 10)	204,419	124,544

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2011 (unaudited)

(dollar amounts in thousands)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds
AGILE Fund I, LLC (7)(9)	Investment partnership	Member interest (0.50% interest)		4/1/2010	$264	$150

BB&T Capital Partners/Windsor Mezzanine Fund, LLC (6)(9)	Investment company	Member interest (32.59% interest)		4/1/2010	10,108	13,976

Carador PLC (6)(8)(9)(16)	Investment company	Ordinary shares (7,110,525 shares)		12/15/2006	9,033	6,613

CIC Flex, LP (9)	Investment partnership	Limited partnership units (0.94 unit)		9/7/2007	2,553	2,499

Covestia Capital Partners, LP (9)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	1,059	1,041

Dynamic India Fund IV, LLC (9)	Investment company	Member interest (5.44% interest)		4/1/2010	4,822	4,728

Firstlight Financial Corporation (6)(9)	Investment company	Senior subordinated loan ($73,993 par due 12/2016)	1.00% PIK	12/31/2006	73,708	56,670	(4)

		Common stock (10,000 shares)		12/31/2006	10,000	—

		Common stock (30,000 shares)		12/31/2006	30,000	—
					113,708	56,670

HCI Equity, LLC (7)(8)(9)	Investment company	Member interest (100% interest)		4/1/2010	808	943

Imperial Capital Private Opportunities, LP (6)(9)	Investment partnership	Limited partnership interest (80% interest)		5/10/2007	6,643	5,300

Ivy Hill Middle Market Credit Fund, Ltd. (7)(8)(9)	Investment company	Class B deferrable interest notes ($40,000 par due 11/2018)	6.25% (Libor + 6.00%/Q)	11/20/2007	40,000	37,600

		Subordinated notes ($16 par due 11/2018)	15.50%	11/20/2007	15,515	16,000
					55,515	53,600

Knightsbridge CLO 2007-1 Ltd. (7)(8)(9)	Investment company	Class E notes ($20,350 par due 1/2022)	9.30% (Libor + 9.00%/Q)	3/24/2010	14,852	17,324

Knightsbridge CLO 2008-1 Ltd. (7)(8)(9)	Investment company	Class C notes ($14,400 par due 6/2018)	7.81% (Libor + 7.50%/Q)	3/24/2010	14,400	14,400

		Class D notes ($9,000 par due 6/2018)	8.81% (Libor + 8.50%/Q)	3/24/2010	9,000	9,000

		Class E notes ($14,850 par due 6/2018)	5.31% (Libor + 5.00%/Q)	3/24/2010	13,596	13,634
					36,996	37,034

Kodiak Funding, LP (9)	Investment partnership	Limited partnership interest (1.52% interest)		4/1/2010	905	788

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Novak Biddle Venture Partners III, L.P. (9)	Investment partnership	Limited partnership interest (2.47% interest)		4/1/2010	221	265

Partnership Capital Growth Fund I, LP (9)	Investment partnership	Limited partnership interest (25% interest)		6/16/2006	2,700	2,697

Senior Secured Loan Fund LLC (7)(15)(17)	Investment company	Subordinated certificates ($671,435 par due 12/2015)	8.30% (Libor + 8.00%/Q)	10/30/2009	660,712	681,255

Trivergance Capital Partners, LP (9)	Investment partnership	Limited partnership interest (100% interest)		6/5/2008	3,586	—

VSC Investors LLC (9)	Investment company	Membership interest (1.95% interest)		1/24/2008	975	975
					925,460	885,858		28.01%

Healthcare-Services
Axium Healthcare Pharmacy, Inc.	Specialty pharmacy provider	Senior subordinated loan ($3,160 par due 3/2015)	8.00%	4/1/2010	2,926	3,065	(4)

CCS Group Holdings, LLC	Correctional facility healthcare operator	Class A units (1,000,000 units)		8/19/2010	1,000	1,301

CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC	Healthcare analysis services	Senior secured loan ($4,967 par due 3/2017)	7.75% (Libor + 6.50%/Q)	3/15/2011	4,967	4,967	(14)
		Senior secured loan ($5,016 par due 3/2017)	7.75% (Libor + 6.50%/S )	3/15/2011	5,016	5,016	(14)
		Senior secured loan ($5,016 par due 3/2017)	7.75% (Libor + 6.50%/M)	3/15/2011	5,016	5,016	(14)
		Common stock (9,679 shares)		6/15/2007	4,000	9,090
		Common stock (1,546 shares)		6/15/2007	—	1,452
					14,032	20,574

DSI Renal Inc. (6)	Dialysis provider	Senior secured loan ($9,333 par due 3/2013)	8.50% (Libor + 6.50%/M)	4/4/2006	9,266	9,333	(14)
		Senior subordinated loan ($69,009 par due 4/2014)	6.00% Cash, 10.00% PIK	4/4/2006	68,522	69,011	(4)
		Common units (19,726 units)		4/4/2006	19,684	43,125
					97,472	121,469

GG Merger Sub I, Inc.	Drug testing services	Senior secured loan ($11,330 par due 12/2014)	4.31% (Libor + 4.00%/Q)	12/14/2007	10,966	11,103	(2)
		Senior secured loan ($12,000 par due 12/2014)	4.31% (Libor + 4.00%/Q)	12/14/2007	11,609	11,760	(2)
					22,575	22,863

HCP Acquisition Holdings, LLC (7)	Healthcare compliance advisory services	Class A units (10,044,176 units)		6/26/2008	10,044	4,687

INC Research, Inc.	Pharmaceutical and biotechnology consulting services	Senior subordinated loan ($10,076 par due 9/2017)	13.50%	9/27/2010	10,076	10,076
		Common stock (1,000,000 shares)		9/27/2010	1,000	628
					11,076	10,704

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Magnacare Holdings, Inc., Magnacare Administrative Services, LLC, and Magnacare, LLC	Healthcare professional provider	Senior secured loan ($50,755 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/13/2010	50,755	50,755	(14)
		Senior secured loan ($48,119 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/13/2010	48,119	48,119	(14)
		Senior secured loan ($8,950 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/13/2010	8,950	8,950	(14)
					107,824	107,824

MWD Acquisition Sub, Inc.	Dental services	Junior secured loan ($5,000 par due 5/2013)	8.50% (Base Rate + 5.25%/Q )	5/3/2007	5,000	5,000	(3)

NS Merger Sub. Inc. and NS Holdings, Inc.	Healthcare technology provider	Senior subordinated loan ($579 par due 6/2017)	13.50%	6/21/2010	579	579
		Senior subordinated loan ($50,000 par due 6/2017)	13.50%	6/21/2010	50,000	50,000
		Common stock (2,500,000 shares)		6/21/2010	2,500	2,525
					53,079	53,104

OnCURE Medical Corp.	Radiation oncology care provider	Common stock (857,143 shares)		8/18/2006	3,000	2,680

Passport Health Communications, Inc., Passport Holding Corp. and Prism Holding Corp.	Healthcare technology provider	Senior secured loan ($250 par due 5/2014)	8.25% (Libor + 7.00%/Q)	5/9/2008	250	250	(2)(14)
		Senior secured loan ($10,877 par due 5/2014)	8.25% (Libor + 7.00%/Q )	5/9/2008	10,877	10,877	(2)(14)
		Senior secured loan ($231 par due 5/2014)	8.25% (Libor + 7.00%/Q )	5/9/2008	231	231	(2)(14)
		Senior secured loan ($10,041 par due 5/2014)	8.25% (Libor + 7.00%/Q )	5/9/2008	10,041	10,041	(2)(14)
		Series A preferred stock (1,594,457 shares)		7/30/2008	11,156	8,191	(4)
		Common stock (16,106 shares)		7/30/2008	100	—
					32,655	29,590

PG Mergersub, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Senior secured loan ($1,097 par due 11/2015)	6.75% (Libor + 5.00%/Q)	11/3/2010	1,096	1,097	(3)(14)
		Senior secured loan ($9,177 par due 11/2015)	6.75% (Libor + 5.00%/Q )	11/3/2010	9,150	9,177	(3)(14)
		Senior subordinated loan ($4,000 par due 3/2016)	12.50%	3/12/2008	3,950	4,000
		Preferred stock (333 shares)		3/12/2008	125	12
		Common stock (16,667 shares)		3/12/2008	167	601
					14,488	14,887

Reed Group, Ltd.	Medical disability management services provider	Senior secured revolving loan ($1,250 par due 12/2013)		4/1/2010	1,097	1,063	(13)
		Senior secured loan ($10,755 par due 12/2013)		4/1/2010	9,129	9,142	(13)
		Senior subordinated loan ($19,625 par due 12/2013)		4/1/2010	15,918	10,725	(13)
		Equity interests		4/1/2010	203	—
					26,347	20,930

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Regency Healthcare Group, LLC (6)	Hospice provider	Preferred member interest (1,293,960 units)		4/1/2010	2,007	2,310

Soteria Imaging Services, LLC (6)	Outpatient medical imaging provider	Junior secured loan ($1,352 par due 11/2010)		4/1/2010	1,309	971	(13)
		Junior secured loan ($1,955 par due 11/2010)		4/1/2010	1,894	1,404	(13)
		Preferred member interest (1,823,179 units)		4/1/2010	—	—
					3,203	2,375

Sunquest Information Systems, Inc.	Laboratory software solutions provider	Junior secured loan ($38,000 par due 6/2017)	9.75% (Libor + 8.50%/Q)	12/16/2010	38,000	38,000	(14)
		Junior secured loan ($57,000 par due 6/2017)	9.75% (Libor + 8.50%/M)	12/16/2010	57,000	57,000	(14)
		Junior secured loan ($20,000 par due 6/2017)	9.75% (Libor + 8.50%/M)	12/16/2010	20,000	20,000	(2)(14)
		Junior secured loan ($30,000 par due 6/2017)	9.75% (Libor + 8.50%/M)	12/16/2010	30,000	30,000	(2)(14)
					145,000	145,000

U.S. Renal Care, Inc.	Dialysis provider	Senior subordinated loan ($20,336 par due 5/2017)	11.25% Cash, 2.00% PIK	5/24/2010	20,336	20,336	(4)

Univita Health Inc.	Outsourced services provider	Senior subordinated loan ($21,252 par due 12/2014)	12.00% Cash, 3.00% PIK	12/22/2009	21,252	21,252	(4)

Vantage Oncology, Inc.	Radiation oncology care provider	Common stock (62,157 shares)		2/3/2011	4,670	6,218

					602,953	621,136		19.64%

Business Services
Aviation Properties Corporation (7)	Aviation services	Common stock (100 shares)		4/1/2010	—	—

BenefitMall Holdings Inc. (7)	Employee benefits broker services company	Senior subordinated loan ($40,326 par due 6/2014)	18.00%	4/1/2010	40,326	40,326
		Common stock (39,274,290 shares)		4/1/2010	53,510	51,321
		Warrants		4/1/2010	—	—
					93,836	91,647

CitiPostal Inc. (7)	Document storage and management services	Senior secured revolving loan ($691 par due 12/2013)	6.50% (Libor + 4.50%/M)	4/1/2010	691	691	(14)
		Senior secured revolving loan ($900 par due 12/2013)	6.50% (Libor + 4.50%/M )	4/1/2010	900	900	(14)
		Senior secured revolving loan ($1,250 par due 12/2013)	6.75% (Base Rate + 3.25%/M )	4/1/2010	1,250	1,250	(14)
		Senior secured loan ($479 par due 12/2013)	11.00% Cash, 2.00% PIK	4/1/2010	479	479	(4)
		Senior secured loan ($49,086 par due 12/2013)	11.00% Cash, 2.00% PIK	4/1/2010	49,086	49,086	(2)(4)
		Senior subordinated loan ($13,038 par due 12/2015)		4/1/2010	13,038	6,971	(13)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Common stock (37,024 shares)		4/1/2010	—	—
					65,444	59,377

Cook Inlet Alternative Risk, LLC	Risk management services	Senior secured loan ($40,000 par due 4/2013)	8.50%	4/1/2010	25,124	24,423
		Senior secured loan ($44,346 par due 4/2013)	8.50%	4/1/2010	26,665	27,077
		Member interest (3.17%)		4/1/2010	—	—
					51,789	51,500

Coverall North America, Inc.	Commercial janitorial service provider	Senior subordinated loan ($9,291 par due 2/2016)	10.00% Cash, 2.00% PIK	2/22/2011	9,291	9,291	(4)

Digital Videostream, LLC	Media content supply chain services company	Senior secured loan ($253 par due 2/2012)	10.00% Cash, 1.00% PIK	4/1/2010	253	253	(4)
		Senior secured loan ($10 par due 2/2012)	10.00% Cash, 1.00% PIK	4/1/2010	10	10	(2)(4)
		Senior secured loan ($4,179 par due 2/2012)	10.00% Cash, 1.00% PIK	4/1/2010	4,159	4,179	(2)(4)
		Convertible subordinated loan ($5,676 par due 2/2016)	10.00% PIK	4/1/2010	6,116	5,772	(4)
					10,538	10,214

Diversified Collections Services, Inc.	Collections services	Senior secured loan ($6,921 par due 3/2012)	7.50% (Libor + 5.50%/Q)	4/1/2010	6,921	6,921	(3)(14)
		Senior secured loan ($34,000 par due 9/2012)	13.75% (Libor + 11.75%/Q )	4/1/2010	34,000	34,000	(2)(14)
		Senior secured loan ($2,000 par due 9/2012)	13.75% (Libor + 11.75%/Q)	4/1/2010	2,000	2,000	(3)(14)
		Preferred stock (14,927 shares)		5/18/2006	169	294
		Common stock (478,816 shares)		4/1/2010	1,478	1,537
		Common stock (114,004 shares)		2/5/2005	295	426
					44,863	45,178

Diversified Mercury Communications, LLC	Business media consulting services	Senior secured loan ($1,590 par due 3/2013)	8.00% (Base Rate + 4.50%/Q)	4/1/2010	1,460	1,431	(14)

Impact Innovations Group, LLC (7)	IT consulting and outsourcing services	Member interest (50% interest)		4/1/2010	—	—

Investor Group Services, LLC (6)	Business consulting for private equity and corporate clients	Limited liability company membership interest (10.00% interest)		6/22/2006	—	558

Multi-Ad Services, Inc. (6)	Marketing services and software provider	Preferred stock (1,725,280 units)		4/1/2010	788	2,159
		Common stock (1,725,280 units)		4/1/2010	—	—
					788	2,159

MVL Group, Inc. (7)	Marketing research provider	Senior secured loan ($22,772 par due 7/2012)	12.00%	4/1/2010	22,772	22,772
		Senior subordinated loan ($35,180 par due 7/2012)	12.00% Cash, 2.50% PIK	4/1/2010	34,280	35,180	(4)
		Junior subordinated loan ($144 par due 7/2012)	8.00%	4/1/2010	—	105

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Common stock (560,716 shares)		4/1/2010	—	—
					57,052	58,057

PC Helps Support, LLC	Technology support provider	Senior secured loan ($6,106 par due 12/2013)	3.56% (Libor + 3.25%/Q)	4/1/2010	6,106	6,106	(3)
		Senior subordinated loan ($19,956 par due 12/2013)	12.76%	4/1/2010	19,956	19,956
					26,062	26,062

Pillar Processing LLC and PHL Holding Co. (6)	Mortgage services	Senior secured loan ($1,875 par due 5/2014)	14.50%	7/31/2008	1,875	1,875
		Senior secured loan ($5,500 par due 5/2014)	14.50%	7/31/2008	5,500	5,500
		Senior secured loan ($9,730 par due 11/2013)	5.81% (Libor + 5.50%/Q)	11/20/2007	9,730	9,730	(2)
		Senior secured loan ($6,074 par due 11/2013)	5.81% (Libor + 5.50%/Q)	11/20/2007	6,074	6,074	(2)
		Common stock (85 shares)		11/20/2007	3,768	4,256
					26,947	27,435

Primis Marketing Group, Inc. and Primis Holdings, LLC (6)	Database marketing services	Senior subordinated loan ($10,222 par due 2/2013)		8/24/2006	10,222	102	(13)
		Preferred units (4,000 units)		8/24/2006	3,600	—
		Common units (4,000,000 units)		8/24/2006	400	—
					14,222	102

Prommis Solutions, LLC, E-Default Services, LLC, Statewide Tax and Title Services, LLC &	Bankruptcy and foreclosure processing services	Senior subordinated loan ($16,788 par due 2/2014)		2/8/2007	16,788	15,109	(13)

Statewide Publishing Services, LLC (formerly known as MR Processing Holding Corp.)		Senior subordinated loan ($27,032 par due 2/2014)		2/8/2007	27,032	24,328	(13)
		Preferred units (30,000 units)		4/11/2006	3,000	—
					46,820	39,437

Promo Works, LLC	Marketing services	Senior secured loan ($8,498 par due 12/2013)		4/1/2010	4,949	4,630	(13)

R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	281

Summit Business Media, LLC	Business media consulting services	Junior secured loan ($11,930 par due 7/2014)		8/3/2007	10,276	239	(3)(13)

Summit Energy Services, Inc.	Energy management consulting services	Common stock (38,796 shares)		4/1/2010	222	2,088
		Common stock (385,608 shares)		4/1/2010	2,336	1,897
					2,558	3,985

Tradesmen International, Inc.	Construction labor support	Junior secured loan ($20,000 par due 5/2014)	10.00%	4/1/2010	14,648	20,000
		Warrants to purchase up to 771,036 shares		4/1/2010	—	2,818
					14,648	22,818

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Venturehouse-Cibernet Investors, LLC	Financial settlement services for intercarrier wireless roaming	Equity interest		4/1/2010	—	—
		Equity interest		4/1/2010	—	—
					—	—

VSS-Tranzact Holdings, LLC (6)	Management consulting services	Common membership interest (8.51% interest)		10/26/2007	10,204	6,650

					491,997	461,051		14.58%

Restaurants and Food Services
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($2,010 par due 11/2012)	6.50% (Libor + 3.50%/Q )	11/27/2006	2,010	2,010	(14)
		Senior secured revolving loan ($108 par due 11/2012)	6.50% (Base Rate + 2.50%/Q )	11/27/2006	108	108	(14)
		Senior secured loan ($12,598 par due 11/2013)	12.50% (Libor + 9.50%/Q )	11/27/2006	12,601	12,598	(2)(14)
		Senior secured loan ($10,504 par due 11/2013)	12.50% (Libor + 9.50%/Q )	11/27/2006	10,504	10,504	(3)(14)
		Promissory note ($14,897 par due 11/2016)		6/1/2006	14,886	15,069	(4)
		Warrants to purchase up to 0.61 shares		6/1/2006	—	—
					40,109	40,289

Encanto Restaurants, Inc.	Restaurant owner and operator	Junior secured loan ($20,997 par due 8/2013)	11.00%	8/16/2006	20,997	20,997	(2)
		Junior secured loan ($3,999 par due 8/2013)	11.00%	8/16/2006	3,999	3,999	(3)
					24,996	24,996

Fulton Holdings Corp.	Airport restaurant operator	Senior secured loan ($40,000 par due 5/2016)	12.50%	5/28/2010	40,000	40,000	(2)(11)
		Common stock (19,672 shares)		5/28/2010	1,967	2,076
					41,967	42,076

Huddle House, Inc. (7)	Restaurant owner and operator	Senior subordinated loan ($20,455 par due 12/2015)	12.00% Cash, 3.00% PIK	4/1/2010	20,172	16,325	(4)
		Common stock (358,428 shares)		4/1/2010	—	—
					20,172	16,325

Orion Foods, LLC (fka Hot Stuff Foods, LLC) (7)	Convenience food service retailer	Senior secured revolving loan ($2,000 par due 9/2014)	10.75% (Base Rate + 7.50%/M)	4/1/2010	2,000	2,000
		Senior secured loan ($34,247 par due 9/2014)	10.00% (Libor + 8.50%/Q)	4/1/2010	34,247	34,247	(14)
		Junior secured loan ($37,552 par due 9/2014)	14.00%	4/1/2010	25,146	35,864
		Preferred units (10,000 units)		10/28/2010	—	—
		Class A common units (25,001 units)		4/1/2010	—	—
		Class B common units (1,122,452 units)		4/1/2010	—	—
					61,393	72,111

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
OTG Management, Inc.	Airport restaurant operator	Junior secured loan ($17,678 par due 6/2013)	16.00% (Libor + 11.00% Cash, 2.00% PIK/M)	6/19/2008	17,678	17,678	(4)(14)
		Junior secured loan ($42,452 par due 6/2013)	18.00% (Libor + 11.00% Cash, 4.00% PIK/M)	6/19/2008	42,452	42,452	(4)(14)
		Common stock (1,500,000 shares)		1/5/2011	1,500	1,523
		Warrants to purchase up to 100,857 shares of common stock		6/19/2008	100	5,303
		Warrants to purchase up to 9 shares of common stock		6/19/2008	—	—
					61,730	66,956

PMI Holdings, Inc.	Restaurant owner and operator	Senior secured loan ($9,470 par due 5/2015)	10.00% (Libor + 8.00%/M)	5/5/2010	9,470	9,470	(2)(14)
		Senior secured loan ($9,470 par due 5/2015)	10.00% (Libor + 8.00%/M)	5/5/2010	9,470	9,470	(3)(14)
		Senior secured loan ($88 par due 5/2015)	10.25% (Base Rate + 7.00%/M)	5/5/2010	88	88	(2)
		Senior secured loan ($88 par due 5/2015)	10.25% (Base Rate + 7.00%/M)	5/5/2010	88	88	(3)
					19,116	19,116

S.B. Restaurant Company	Restaurant owner and operator	Senior secured loan ($35,203 par due 7/2012)	13.00% (Libor + 11.00%/Q)	4/1/2010	27,838	35,203	(14)
		Preferred stock (46,690 shares)		4/1/2010	—	148
		Warrants to purchase up to 257,429 shares of common stock		4/1/2010	—	—
					27,838	35,351

Vistar Corporation and Wellspring Distribution Corp.	Food service distributor	Senior subordinated loan ($31,625 par due 5/2015)	13.50%	5/23/2008	31,625	31,625
		Senior subordinated loan ($30,000 par due 5/2015)	13.50%	5/23/2008	30,000	30,000	(2)
		Class A non-voting common stock (1,366,120 shares)		5/3/2008	7,500	6,184
					69,125	67,809

					366,446	385,029		12.17%

Financial Services
AllBridge Financial, LLC (7)	Asset management services	Equity interests		4/1/2010	11,395	15,552

Callidus Capital Corporation (7)	Asset management services	Common stock (100 shares)		4/1/2010	6,000	2,655

Ciena Capital LLC (7)	Real estate and small business loan servicer	Senior secured revolving loan ($14,000 par due 12/2013)	6.00%	11/23/2010	14,000	14,000
		Senior secured loan ($10,000 par due 12/2015)	12.00%	11/29/2010	10,000	10,000
		Senior secured loan ($2,000 par due 12/2015)	12.00%	11/29/2010	2,000	2,000
		Senior secured loan ($20,000 par due 12/2015)	12.00%	11/29/2010	20,000	20,000

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Equity interests		11/29/2010	53,374	39,312
					99,374	85,312

Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($6,000 par due 6/2015)	15.00%	4/1/2010	6,000	6,000
		Senior subordinated loan ($4,000 par due 6/2015)	15.00%	4/1/2010	4,000	4,000
		Senior subordinated loan ($9,500 par due 6/2015)	15.00%	4/1/2010	9,500	9,500
					19,500	19,500

Compass Group Diversified Holdings, LLC (16)	Middle market business manager	Senior secured revolving loan ($515 par due 12/2012)	4.75% (Base Rate + 1.50%/M)	4/1/2010	515	515

Financial Pacific Company	Commercial finance leasing	Preferred stock (6,500 shares)	8.00% PIK	10/13/2010	6,743	7,292	(4)
		Common stock (650,000 shares)		10/13/2010	—	—
					6,743	7,292

Imperial Capital Group, LLC (6)	Investment services	Common units (2,526 units)		5/10/2007	3	4,824
		Common units (315 units)		5/10/2007	—	602
		Common units (7,710 units)		5/10/2007	14,997	14,724
					15,000	20,150

Ivy Hill Asset Management, L.P. (7)(9)	Asset management services	Member interest (100% interest)		6/15/2009	112,876	170,462

					271,403	321,438		10.16%

Education
American Academy Holdings, LLC	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	Senior secured revolving loan ($1,000 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	1,000	1,000	(14)
		Senior secured revolving loan (400 par due 3/2016)	10.75% (Base Rate + 7.50%/Q)	3/18/2011	400	400	(14)
		Senior secured loan ($82,100 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	82,100	82,100	(14)
					83,500	83,500

Campus Management Corp. and Campus Management Acquisition Corp. (6)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10,520	14,516

Community Education Centers, Inc.	Offender re-entry and in-prison treatment services provider	Senior secured loan ($20,000 par due 12/2014)	6.25% (Libor + 5.25%/Q)	12/10/2010	20,000	20,000	(14)
		Junior secured loan ($31,084 par due 12/2015)	15.26% (Libor + 15.00%/M )	12/10/2010	31,084	31,084
		Junior secured loan ($9,297 par due 12/2015)	15.31% (Libor + 15.00%/M )	12/10/2010	9,297	9,297

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrants to purchase up to 578,427 shares		12/13/2010	—	1,863
					60,381	62,244

eInstruction Corporation	Developer, manufacturer and retailer of educational products	Junior secured loan ($17,000 par due 7/2014)	7.81% (Libor + 7.50%/Q)	4/1/2010	15,002	13,600
		Senior subordinated loan ($24,221 par due 1/2015)	16.00% PIK	4/1/2010	22,163	20,104	(4)
		Common stock (2,406 shares)		4/1/2010	926	547
					38,091	34,251

ELC Acquisition Corporation	Developer, manufacturer and retailer of educational products	Senior secured loan ($160 par due 11/2012)	3.50% (Libor + 3.25%/M)	11/30/2006	160	160	(3)
		Junior secured loan ($8,333 par due 11/2013)	7.25% (Libor + 7.00%/M)	11/30/2006	8,333	8,333	(3)
					8,493	8,493

Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	Series B preferred stock (1,401,385 shares)		8/5/2010	4,004	4,403
		Series B preferred stock (348,615 shares)		8/5/2010	996	1,095
		Series C preferred stock (1,994,644 shares)		6/7/2010	547	1,799
		Series C preferred stock (517,942 shares)		6/7/2010	142	467
		Common stock (16 shares)		6/7/2010	—	—
		Common stock (4 shares)		6/7/2010	—	—
					5,689	7,764

JTC Education Holdings, Inc.	Postsecondary school operator	Senior secured revolving loan ($1,250 par due 12/2014)	12.75% (Base Rate + 9.50%/Q)	12/31/2009	1,250	1,250
		Senior secured loan ($18,574 par due 12/2014)	12.50% (Libor + 9.50%/M)	12/31/2009	18,574	18,574	(14)
		Senior secured loan ($10,090 par due 12/2014)	12.50% (Libor + 9.50%/M)	12/31/2009	10,090	10,090	(3)(14)
					29,914	29,914

R3 Education, Inc. (formerly known as Equinox EIC Partners, LLC and MUA Management Company) and EIC Acquisitions Corp. (8)	Medical school operator	Senior secured loan ($10,113 par due 4/2013)	9.00% (Libor + 6.00%/Q)	9/21/2007	10,113	15,788	(14)
		Senior secured loan ($5,775 par due 4/2013)	9.00% (Libor + 6.00%/Q)	4/3/2007	5,775	9,016	(3)(14)
		Senior secured loan ($4,000 par due 4/2013)	9.00% (Libor + 6.00%/Q)	9/21/2007	4,000	6,245	(3)(14)
		Senior secured loan ($5,913 par due 4/2013)	13.00% PIK	12/8/2009	2,698	9,231	(4)
		Preferred stock (800 shares)		7/30/2008	200	100
		Preferred stock (8,000 shares)		7/30/2008	2,000	1,000
		Common membership interest (26.27% interest)		9/21/2007	15,800	19,875
		Warrants to purchase up to 27,890 shares		12/8/2009	—	—
					40,586	61,255

					277,174	301,937		9.55%

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Services-Other
The Dwyer Group	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($27,100 par due 12/2016)	14.50%	12/22/2010	27,100	27,100
		Series A preferred units (13,292,377 units)	8.00% PIK	12/22/2010	13,292	13,292	(4)
					40,392	40,392

Growing Family, Inc. and GFH Holdings, LLC (6)	Photography services	Senior secured revolving loan ($206 par due 8/2011)	9.00% (Libor + 2.00% Cash, 4.00% PIK/M)	3/16/2007	201	112	(4)(14)
		Senior secured revolving loan ($2,252 par due 8/2011)	9.00% (Base Rate + 1.75% Cash, 4.00% PIK/M)	3/16/2007	2,197	1,220	(4)(14)
		Senior secured loan ($6,498 par due 3/2013)	9.00% (Libor + 2.00% Cash, 4.00% PIK/M)	3/16/2007	6,350	3,520	(4)(14)
		Senior secured loan ($594 par due 3/2013)	9.00% (Libor + 2.00% Cash, 4.00% PIK/M)	3/16/2007	581	322	(4)(14)
		Preferred stock (8,750 shares)		3/16/2007	—	—
		Common stock (552,430 shares)		3/16/2007	872	—
		Warrants to purchase up to 11,313,678 Class B units		3/16/2007	—	—
					10,201	5,174

PODS Funding Corp.	Storage and warehousing	Senior subordinated loan ($25,125 par due 6/2015)	15.00%	12/23/2009	25,125	25,125
		Senior subordinated loan ($7,582 par due 12/2015)	16.64%	12/23/2009	6,326	7,582
					31,451	32,707

United Road Towing, Inc.	Towing company	Junior secured loan ($18,889 par due 1/2014)	14.75% (Libor + 11.25 Cash, 1.00% PIK/Q)	4/1/2010	18,670	18,889	(4)(14)
		Warrants to purchase up to 607 shares		4/1/2010	—	20
					18,670	18,909

Wash Multifamily Laundry Systems, LLC (fka Web Services Company, LLC)	Laundry service and equipment provider	Senior secured loan ($4,875 par due 8/2014)	7.00% (Base Rate + 3.75%/Q)	6/15/2009	4,716	4,875	(3)
		Junior secured loan ($101,900 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	101,900	101,900	(14)
		Junior secured loan ($3,100 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	3,100	3,100	(3)(14)
					109,716	109,875

					210,430	207,057		6.55%

Consumer Products- Non-durable
Augusta Sportswear, Inc.	Manufacturer of athletic apparel	Senior secured loan ($9,158 par due 7/2015)	8.50% (Libor + 7.50%/Q)	9/3/2010	9,158	9,158	(3)(14)
		Senior secured loan ($1 par due 7/2015)	9.50% (Base Rate + 6.25%/Q )	9/3/2010	1	1	(3)
					9,159	9,159

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Gilchrist & Soames, Inc.	Personal care manufacturer	Senior secured revolving loan ($1,000 par due 10/2013)	4.04% (Libor + 3.75%/S )	4/1/2010	1,000	1,000
		Senior secured revolving loan ($750 par due 10/2013)	4.03% (Libor + 3.75%/S )	4/1/2010	750	750
		Senior secured loan ($22,902 par due 10/2013)	13.44%	4/1/2010	22,185	22,902
					23,935	24,652

Insight Pharmaceuticals Corporation (6)	OTC drug products manufacturer	Senior subordinated loan ($25,704 par due 12/2017)	13.00% Cash, 2.00% PIK	4/1/2010	25,704	25,704	(4)
		Common stock (155,000 shares)		4/1/2010	12,070	14,675
					37,774	40,379

Making Memories Wholesale, Inc. (7)	Scrapbooking branded products manufacturer	Senior secured revolving loan ($1,750 par due 8/2014)	10.00% (Libor + 6.50%/S )	8/21/2009	1,750	1,750	(14)
		Senior secured loan ($9,148 par due 8/2014)		8/21/2009	7,193	2,090	(13)
		Senior secured loan ($5,024 par due 8/2014)		8/21/2009	3,874	—	(13)
		Common stock (100 shares)		8/21/2009	—	—
					12,817	3,840

The Step2 Company, LLC	Toy manufacturer	Junior secured loan ($27,000 par due 4/2015)	10.00%	4/1/2010	25,557	27,000	(4)
		Junior secured loan ($30,000 par due 4/2015)	15.00%	4/1/2010	28,396	30,000	(4)
		Common units (1,114,343 units)		4/1/2010	24	237
		Warrants to purchase up to 3,157,895 units		4/1/2010	—	676
					53,977	57,913

The Thymes, LLC (7)	Cosmetic products manufacturer	Preferred units (6,283 units)	8.00% PIK	6/21/2007	5,956	6,636	(4)
		Common units (5,400 units)		6/21/2007	—	383
					5,956	7,019

Woodstream Corporation	Pet products manufacturer	Senior subordinated loan ($4,743 par due 2/2015)	12.00%	1/22/2010	4,743	4,600
		Senior subordinated loan ($50,257 par due 2/2015)	12.00%	1/22/2010	43,578	48,750
		Common stock (4,254 shares)		1/22/2010	1,222	2,685
					49,543	56,035

					193,161	198,997		6.29%

Manufacturing
Bundy Refrigeration International Holding B.V. (aka Tyde Group Worldwide) (8)	Refrigeration and cooling systems parts manufacturer	Senior secured loan ($8,756 par due 4/2012)	13.13% (Base Rate + 5.63%/M)	12/15/2010	8,756	8,756	(14)
		Senior secured loan ($15,651 par due 4/2012)	15.38% (Base Rate + 7.88%/Q )	12/15/2010	15,651	15,651	(14)
					24,407	24,407

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Component Hardware Group, Inc.	Commercial equipment manufacturer	Junior secured loan ($3,037 par due 12/2014)	7.00% Cash, 3.00% PIK	8/4/2010	3,037	3,037	(4)
		Senior subordinated loan ($10,206 par due 12/2014)	7.50% Cash, 5.00% PIK	4/1/2010	6,046	10,206	(4)
		Warrants to purchase up to 1,462,500 shares of common stock		8/4/2010	—	1,932
					9,083	15,175

Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($375 par due 11/2013)	8.25% (Libor + 4.25%/M)	5/16/2006	375	375	(14)
		Senior secured loan ($536 par due 11/2013)	8.25% (Libor + 4.25%/M)	5/16/2006	536	536	(3)(14)
		Senior secured loan ($5,359 par due 11/2013)	8.25% (Libor + 4.25%/M)	5/16/2006	5,359	5,359	(14)
		Senior secured loan ($7,665 par due 11/2013)	8.25% (Libor + 4.25%/M)	5/16/2006	7,665	7,665	(3)(14)
		Senior secured loan ($331 par due 11/2013)	8.50% (Base Rate + 1.75%/Q)	5/16/2006	331	331	(14)
		Senior secured loan ($474 par due 11/2013)	8.50% (Base Rate + 1.75%/Q)	5/16/2006	474	474	(3)(14)
		Senior secured loan ($3,806 par due 11/2013)	10.00% (Libor + 6.00%/M)	5/16/2006	3,806	3,806	(14)
		Senior secured loan ($1,579 par due 11/2013)	10.00% (Libor + 6.00%/M)	5/16/2006	1,579	1,579	(3)(14)
		Senior secured loan ($3,585 par due 11/2013)	13.00% Cash, 3.00% PIK	5/16/2006	3,585	3,585	(4)
		Senior secured loan ($5,128 par due 11/2013)	13.00% Cash, 3.00% PIK	5/16/2006	5,128	5,128	(2)(4)
					28,838	28,838

Industrial Air Tool, LP and Affiliates d/b/a Industrial Air Tool (7)	Industrial products	Class B common units (37,125 units)		4/1/2010	6,000	16,216
		Member interest (375 units)		4/1/2010	7,419	164
					13,419	16,380

NetShape Technologies, Inc.	Metal precision engineered components manufacturer	Senior secured revolving loan ($972 par due 2/2013)	4.00% (Libor + 3.75%/M)	4/1/2010	521	602
		Common units (1,000 units)		1/30/2007	1,000	—
					1,521	602

Reflexite Corporation (7)	Developer and manufacturer of high-visibility reflective products	Senior subordinated loan ($3,282 par due 11/2014)	12.50% Cash, 5.50% PIK	2/26/2008	3,282	3,282	(4)(14)
		Senior subordinated loan ($5,999 par due 11/2014)	12.50% Cash, 5.50% PIK	2/26/2008	5,999	5,999	(3)(4)(14)
		Common stock (1,821,860 shares)		3/28/2006	27,435	30,523
					36,716	39,804

STS Operating, Inc.	Hydraulic systems equipment and supplies provider	Senior subordinated loan ($30,386 par due 1/2013)	11.00%	4/1/2010	29,562	30,386	(2)

UL Holding Co., LLC	Petroleum product manufacturer	Junior secured loan ($5,000 par due 12/2012)	15.00%	8/13/2010	5,000	5,000

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Junior secured loan ($2,103 par due 12/2012)	9.69% (Libor + 9.38%/Q)	2/13/2009	2,103	2,103
		Junior secured loan ($837 par due 12/2012)	9.69% (Libor + 9.38%/Q )	2/13/2009	837	837	(3)
		Junior secured loan ($2,114 par due 12/2012)	14.50%	2/13/2009	2,114	2,114
		Junior secured loan ($842 par due 12/2012)	14.50%	2/13/2009	842	842	(3)
		Junior secured loan ($10,782 par due 12/2012)	9.69% (Libor + 9.38%/Q )	2/13/2009	10,782	10,782	(3)
		Junior secured loan ($2,956 par due 12/2012)	14.50%	2/13/2009	2,956	2,956	(2)
		Junior secured loan ($985 par due 12/2012)	14.50%	2/13/2009	985	985	(3)
		Common units (50,000 units)		4/25/2008	500	109
		Common units (207,843 units)		4/25/2008	—	452
					26,119	26,180

					169,665	181,772		5.75%

Food and Beverage
Apple & Eve, LLC and US Juice Partners, LLC (6)	Juice manufacturer	Senior secured loan ($13,440 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	13,440	13,440	(14)
		Senior secured loan ($14,140 par due 10/2013)	12.00% (Libor + 9.00%/M )	10/5/2007	14,140	14,140	(3)(14)
		Senior units (50,000 units)		10/5/2007	5,000	4,984
					32,580	32,564

Border Foods, Inc. (7)	Green chile and jalapeno products manufacturer	Senior secured loan ($28,526 par due 3/2012)	13.50%	4/1/2010	28,526	28,526
		Preferred stock (100,000 shares)		4/1/2010	21,346	23,293
		Common stock (148,838 shares)		4/1/2010	13,472	6,795
		Common stock (87,707 shares)		4/1/2010	—	4,004
		Common stock (23,922 shares)		4/1/2010	—	1,092
					63,344	63,710

Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated loan ($7,111 par due 2/2013)	13.00% PIK	2/6/2008	7,111	7,111	(4)
		Preferred stock (6,258 shares)		9/1/2006	2,500	1,650
					9,611	8,761

Distant Lands Trading Co.	Coffee manufacturer	Common stock (1,294 shares)		4/1/2010	980	850
		Common stock (2,157 shares)		4/1/2010	—	—
					980	850

Ideal Snacks Corporation	Snacks manufacturer	Senior secured revolving loan ($1,071 par due 6/2011)	8.50% (Base Rate + 4.00%/M)	4/1/2010	1,071	910	(14)

					107,586	106,795		3.38%

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Telecommunications
American Broadband Communications, LLC and American Broadband Holding Company	Broadband communication services	Senior secured loan ($523 par due 9/2013)	7.50% (Libor + 5.50%/Q)	9/1/2010	555	523	(14)
		Senior secured loan ($17,550 par due 9/2013)	7.50% (Libor + 5.50%/Q )	9/1/2010	16,752	17,550	(2)
		Senior secured loan ($9,165 par due 9/2013)	7.50% (Libor + 5.50%/Q )	9/1/2010	9,165	9,165	(3)
		Senior subordinated loan ($32,932 par due 11/2014)	12.00% Cash, 2.00% PIK	2/8/2008	32,932	32,932	(2)(4)
		Senior subordinated loan ($10,372 par due 11/2014)	12.00% Cash, 2.00% PIK	11/7/2007	10,372	10,372	(4)
		Senior subordinated loan ($26,010 par due 11/2014)	10.00% Cash, 4.00% PIK	9/1/2010	26,010	26,010	(4)
		Warrants to purchase up to 378 shares		9/1/2010	—	7,330
		Warrants to purchase up to 200 shares		11/7/2007	—	—
					95,786	103,882

Startec Equity, LLC (7)	Communication services	Member interest		4/1/2010	—	—

					95,786	103,882		3.28%

Environmental Services
AWTP, LLC	Water treatment services	Junior secured loan ($4,755 par due 12/2012)		12/21/2005	4,755	1,517	(13)
		Junior secured loan ($2,086 par due 12/2012)		12/21/2005	2,086	666	(3)(13)
		Junior secured loan ($4,755 par due 12/2012)		12/21/2005	4,755	1,517	(13)
		Junior secured loan ($2,086 par due 12/2012)		12/21/2005	2,086	666	(3)(13)
					13,682	4,366

Mactec, Inc.	Engineering and environmental services	Class B-4 stock (16 shares)		11/3/2004	—	—
		Class C stock (5,556 shares)		11/3/2004	—	165
					—	165

RE Community Holdings II, Inc.and Pegasus Community Energy, LLC.	Operator of municipal recycling facilities	Senior secured loan ($36,700 par due 3/2016)	11.50% (Libor + 9.75%/M)	3/1/2011	36,700	36,700	(14)
		Senior secured loan ($8,300 par due 3/2016)	11.50% (Libor + 9.75%/M)	3/1/2011	8,300	8,300	(3)(14)
		Senior secured loan ($5,000 par due 3/2016)	11.50% (Libor + 9.75%/Q )	3/1/2011	5,000	5,000	(14)
		Preferred stock (1,000 shares)		3/1/2011	7,500	7,500
					57,500	57,500

Sigma International Group, Inc. (8)	Water treatment parts manufacturer	Junior secured loan ($1,827 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	1,823	1,279	(14)
		Junior secured loan ($3,986 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	3,978	2,790	(3)(14)
		Junior secured loan ($2,796 par due 10/2013)	16.00% (Base Rate + 6.50%/M)	10/11/2007	2,790	1,957	(14)
		Junior secured loan ($926 par due 10/2013)	16.00% (Base Rate + 6.50%/M)	10/11/2007	924	648	(14)
		Junior secured loan ($6,100 par due 10/2013)	16.00% (Base Rate + 6.50%/M)	10/11/2007	6,086	4,270	(3)(14)
		Junior secured loan ($2,020 par due 10/2013)	16.00% (Base Rate + 6.50%/M)	10/11/2007	2,015	1,414	(3)(14)
					17,616	12,358

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Waste Pro USA, Inc	Waste management services	Preferred Class A Common Equity (611,615 shares)		11/9/2006	12,263	17,781

Wastequip, Inc.	Waste management equipment manufacturer	Senior subordinated loan ($12,669 par due 2/2015)		2/5/2007	12,581	760	(13)
		Common stock (13,889 shares)		2/2/2007	1,389	—
					13,970	760

					115,031	92,930		2.94%

Consumer Products- Durable
Bushnell Inc.	Sports optics manufacturer	Junior secured loan ($41,325 par due 2/2014)	6.80% (Libor + 6.50%/Q)	4/1/2010	31,344	35,126

Carlisle Wide Plank Floors, Inc.	Hardwood floor manufacturer	Senior secured loan ($1,545 par due 6/2011)		4/1/2010	1,450	773	(13)
		Common stock (345,056 shares)		4/1/2010	—	—
					1,450	773

Direct Buy Holdings, Inc. and Direct Buy Investors, LP (6)	Membership based buying club franchisor and operator	Junior secured note ($32,000 par due 2/2017)	12.00%	1/21/2011	31,069	24,640
		Partnership interests (83,333 shares)		11/30/2007	8,333	1,794
		Limited partnership interest (66,667 shares)		4/1/2010	2,594	1,436
					41,996	27,870

					74,790	63,769		2.02%

Commercial Real Estate Finance
10th Street, LLC (6)	Real estate holding company	Senior subordinated loan ($23,489 par due 11/2014)	8.93% Cash, 4.07% PIK	4/1/2010	23,489	23,489	(4)
		Member interest (10.00% interest)		4/1/2010	594	565
		Option (25,000 units)		4/1/2010	25	25
					24,108	24,079

Allied Capital REIT, Inc. (7)	Real estate investment trust	Real estate equity interests		4/1/2010	50	54
		Real estate equity interests		4/1/2010	—	1,075
					50	1,129

American Commercial Coatings, Inc.	Real estate property	Commercial mortgage loan ($2,000 par due 12/2025)		4/1/2010	1,834	1,822	(13)

Aquila Binks Forest Development, LLC	Real estate developer	Commercial mortgage loan ($12,942 par due 6/2011)		4/1/2010	11,365	4,913	(13)
		Real estate equity interests		4/1/2010	—	—
					11,365	4,913

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Cleveland East Equity, LLC	Hotel operator	Real estate equity interests		4/1/2010	1,026	2,158

Commons R-3, LLC	Real estate developer	Real estate equity interests		4/1/2010	—	—

Crescent Hotels & Resorts, LLC and affiliates (7)	Hotel operator	Senior secured loan ($433 par due 6/2010)	10.00%	4/1/2010	433	444
		Senior subordinated loan ($4,124 par due 1/2012)		4/1/2010	1,475	596	(13)
		Senior subordinated loan ($4,348 par due 6/2017)		4/1/2010	1,482	628	(13)
		Senior subordinated loan ($2,722 par due 6/2017)		4/1/2010	928	393	(13)
		Senior subordinated loan ($5,974 par due 9/2012)		4/1/2010	2,051	863	(13)
		Senior subordinated loan ($263 par due 3/2013)		4/1/2010	263	38	(13)
		Senior subordinated loan ($2.112 par due 9/2011)		4/1/2010	—	—	(13)
		Senior subordinated loan ($3,078 par due 1/2012)		4/1/2010	—	—	(13)
		Senior subordinated loan ($2,926 par due 6/2017)		4/1/2010	—	—	(13)
		Senior subordinated loan ($2,050 par due 6/2017)		4/1/2010	—	—	(13)
		Senior subordinated loan ($4,826 par due 9/2012)		4/1/2010	—	—	(13)
		Preferred equity interest		4/1/2010	—	18
		Preferred equity interest		4/1/2010	—	16
		Common equity interest		4/1/2010	35	—
		Member interests		4/1/2010	—	—
					6,667	2,996

DI Safford, LLC	Hotel operator	Commercial mortgage loan ($5,311 par due 5/2032)		4/1/2010	2,757	2,750	(13)

Hot Light Brands, Inc. (7)	Real estate holding company	Senior secured loan ($27,393 par due 2/2011)		4/1/2010	4,875	4,543	(13)
		Common stock (93,500 shares)		4/1/2010	—	—
					4,875	4,543

MGP Park Place Equity, LLC	Office building operator	Commercial mortgage loan ($6,000 par due 5/2011)		4/1/2010	150	—	(13)

NPH, Inc.	Hotel property	Real estate equity interests		4/1/2010	5,291	7,838

Van Ness Hotel, Inc.	Hotel operator	Commercial mortgage loan ($3,750 par due 8/2013)		4/1/2010	1,027	—	(13)
		Commercial mortgage loan ($13,579 par due 12/2011)		4/1/2010	13,579	11,513	(13)
		Real estate equity interests		4/1/2010	—	—
					14,606	11,513

					72,729	63,741		2.02%

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Retail
Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Common stock (1,218,481 shares)		8/8/2006	4,909	9,907

Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($915 par due 3/2014)	9.00% (Libor + 7.00%/M)	9/28/2006	913	915	(3)(14)
		Senior secured loan ($36,433 par due 3/2014)	9.00% (Libor + 7.00%/M)	9/28/2006	36,400	36,433	(14)
		Senior secured loan ($7,311 par due 3/2014)	9.00% (Libor + 7.00%/M)	9/28/2006	7,389	7,311	(3)(14)
		Preferred stock (73 shares)		3/19/2009	—	2,042
		Preferred stock (80 shares)		9/28/2006	1,800	2,234
		Common stock (800 shares)		9/28/2006	200	—
		Warrants to purchase up to 859 shares of preferred stock		3/19/2009	—	—
					46,702	48,935

					51,611	58,842		1.86%

Wholesale Distribution
BECO Holding Company, Inc.	Wholesale distributor of first response fire protection equipment and related parts	Common stock (25,000 shares)		7/30/2010	2,500	2,561

Stag-Parkway, Inc. (7)	Automotive aftermarket components supplier	Senior secured loan ($34,500 par due 12/2014)	12.50% (Libor + 11.00%/Q)	9/30/2010	34,500	34,500	(14)
		Preferred stock (4,200 shares)	16.50%	9/30/2010	2,345	4,200
		Common stock (10,200 shares)		9/30/2010	—	15,336
					36,845	54,036

					39,345	56,597		1.79%

Computers and Electronics
Interactive Technology Solutions, LLC	IT services provider	Senior secured loan ($7,884 par due 6/2015)	9.50% (Libor + 5.50%/Q)	10/21/2010	7,884	7,884	(14)
		Senior secured loan ($8,833 par due 6/2015)	9.50% (Libor + 5.50%/Q )	10/21/2010	8,833	8,833	(3)(14)
					16,717	16,717

Network Hardware Resale, Inc.	Networking equipment resale provider	Senior secured loan ($12,024 par due 12/2011)	12% (Base Rate + 6.00%/Q )	4/1/2010	12,024	12,024	(2)(14)
		Senior subordinated loan ($19,221 par due 12/2015)	9.75% PIK	4/1/2010	19,383	21,063	(4)
					31,407	33,087

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
TZ Merger Sub, Inc.	Healthcare enterprise software developer	Senior secured loan ($4,678 par due 8/2015)	6.75% (Base Rate + 3.50%/Q)	6/15/2009	4,601	4,678	(3)

					52,725	54,482		1.72%

Automotive Services
Driven Brands, Inc. (6)	Automotive aftermarket car care franchisor	Senior secured loan ($3,200 par due 10/2014)	6.50% (Libor + 5.00%/Q )	5/12/2010	3,121	3,200	(3)(14)
		Senior secured loan ($480 par due 10/2014)	6.50% (Libor + 5.00%/Q )	4/1/2010	468	480	(3)(14)
		Senior secured loan ($148 par due 10/2014)	7.00% (Base Rate + 3.75%/Q )	4/1/2010	144	148	(3)
		Common stock (3,772,098 shares)		4/1/2010	4,939	6,931
					8,672	10,759

Penn Detroit Diesel Allison, LLC (7)	Diesel engine manufacturer	Member interest (70,249 shares)		4/1/2010	20,069	25,553

					28,741	36,312		1.15%

Containers-Packaging
Industrial Container Services, LLC (6)	Industrial container manufacturer, reconditioner and servicer	Senior secured revolving loan ($1,033 par due 9/2011)	5.75% (Base Rate + 2.50%/Q)	9/30/2005	1,033	1,033
		Senior secured loan ($20 par due 9/2011)	4.25% (Libor + 4.00%/Q )	6/21/2006	20	20	(2)
		Senior secured loan ($54 par due 9/2011)	4.25% (Libor + 4.00%/Q )	6/21/2006	54	54	(2)
		Senior secured loan ($80 par due 9/2011)	4.25% (Libor + 4.00%/Q )	6/21/2006	80	80	(2)
		Senior secured loan ($308 par due 9/2011)	4.25% (Libor + 4.00%/Q )	6/21/2006	308	308	(3)
		Senior secured loan ($821 par due 9/2011)	4.25% (Libor + 4.00%/Q )	6/21/2006	821	821	(3)
		Senior secured loan ($1,231 par due 9/2011)	4.25% (Libor + 4.00%/Q )	6/21/2006	1,231	1,231	(3)
		Senior secured loan ($24 par due 9/2011)	5.75% (Base Rate + 2.50%/Q )	6/21/2006	24	24	(2)
		Senior secured loan ($368 par due 9/2011)	5.75% (Base Rate + 2.50%/Q )	6/21/2006	368	368	(3)
		Common units (1,800,000 units)		9/29/2005	1,800	17,138
					5,739	21,077

					5,739	21,077		0.67%

Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	Senior secured loan ($7,250 par due 10/2013)	4.75% (Libor + 4.50%/M)	10/11/2007	7,250	6,670	(2)(12)
		Senior secured loan ($11,500 par due 10/2013)	4.75% (Libor + 4.50%/M )	10/11/2007	11,500	10,580	(3)(12)
					18,750	17,250

					18,750	17,250		0.55%

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Printing, Publishing and Media
EarthColor, Inc. (7)	Printing management services	Common stock (89,435 shares)		4/1/2010	—	—

LVCG Holdings LLC (7)	Commercial printer	Membership interests (56.53% interest)		10/12/2007	6,600	—

National Print Group, Inc.	Printing management services	Senior secured revolving loan ($1,141 par due 10/2012)	9.00% (Libor + 6.00%/Q)	3/2/2006	1,141	1,027	(14)
		Senior secured revolving loan ($1,924 par due 10/2012)	9.00% (Base Rate + 5.00%/Q )	3/2/2006	1,924	1,732	(14)
		Senior secured loan ($7,786 par due 10/2012)	14.00% (Libor + 6.00% Cash, 5.00% PIK/Q )	3/2/2006	7,458	7,631	(3)(4)(14)
		Senior secured loan ($32 par due 10/2012)	14.00% (Base Rate + 5.00% Cash, 5.00% PIK/Q )	3/2/2006	30	31	(3)(4)(14)
		Preferred stock (9,344 shares)		3/2/2006	2,000	—
					12,553	10,421

The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (21,711 shares)		9/29/2006	2,171	3,659
		Common stock (15,393 shares)		9/29/2006	3	9
					2,174	3,668

					21,327	14,089		0.45%

Aerospace and Defense
AP Global Holdings, Inc.	Safety and security equipment manufacturer	Senior secured loan ($6,274 par due 10/2013)	4.02% (Libor + 3.75%/M)	11/18/2007	6,246	6,274	(3)

Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	89	89	(4)
		Common stock (1,885,195 shares)		1/17/2008	2,291	1,984
					2,380	2,073

					8,626	8,347		0.26%

Oil and Gas
Geotrace Technologies, Inc.	Reservoir processing, development	Warrants to purchase up to 43,356 shares of common stock		4/1/2010	54	—
		Warrants to purchase up to 26,622 shares of common stock		4/1/2010	33	—
		Warrants to purchase up to 80,063 shares of preferred stock		4/1/2010	1,738	177
		Warrants to purchase up to 130,390 shares of preferred stock		4/1/2010	1,067	289
					2,892	466

					2,892	466		0.01%

Housing- Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,956 par due 3/2013)		10/8/2004	8,991	179	(13)
		Common stock (2,743 shares)		10/8/2004	753	—
		Warrants to purchase up to 4,464 shares of common stock		10/8/2004	653	—
					10,397	179

					10,397	179		0.01%

					$4,214,764	$4,263,033		134.78%

(1)           Other than our investments listed in footnote 7 below, we do not “Control” any of our portfolio companies, as defined in the Investment Company Act of 1940 (the “Investment Company Act”). In general, under the Investment Company Act, we would “Control” a portfolio company if we owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. All of our portfolio company investments are subject to legal restrictions on sales which as of March 31, 2011 represented 135% of the Company’s net assets or 91% of the Company’s total assets.

The investments not otherwise pledged as collateral in respect of the Debt Securitization (as defined below) or the Revolving Funding Facility (as defined below) by the respective obligors thereunder are pledged as collateral by the Company and certain of its other subsidiaries for the Revolving Credit Facility (as defined below)(except for a limited number of exceptions as provided in the credit agreement governing the Revolving Credit Facility).

(2)           These assets are owned by the Company’s wholly owned subsidiary Ares Capital CP Funding LLC (“Ares Capital CP”), are pledged as collateral for the Revolving Funding Facility and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than Ares Capital CP’s obligations under the Revolving Funding Facility (see Note 5 to the consolidated financial statements).

(3)           Pledged as collateral for the Debt Securitization.

(4)           Has a payment-in-kind interest feature (see Note 2 to the consolidated financial statements).

(5)           Investments without an interest rate are non-income producing.

(6)           As defined in the Investment Company Act, we are deemed to be an “Affiliated Person” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the three months ended March 31, 2011 in which the issuer was an Affiliated company (but not a portfolio company that we “Control”) are as follows:

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income		Capital structuring service fees	Dividend Income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
10th Street LLC	$—	$—	$—		$759	$—	$—	$—	$—	$(12)
Apple & Eve, LLC and US Juice Partners, LLC	$—	$2,682	$—		$856	$—	$—	$12	$—	$(52)
BB&T Capital Partners	$—	$1,792	$—	$		$—	$—	$—	$—	$64

Carador, PLC	$—	$—	$—	$		$—	$—	$—	$—	$1,280
Campus Management Corp. and Campus Management Acquisition Corp.	$571	$—	$—		$—	$—	$—	$—	$—	$111
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC	$—	$—	$8,763		$61	$—	$2,087	$—	$1,561	$(218)
Direct Buy Holdings, Inc. and Direct Buy Investors LP	$38,800	$79,995	$9,946		$1,677	$—	$—	$—	$2,770	$(12,555)
Driven Brands, Inc.	$—	$—	$—		$69	$—	$—	$—	$3	$614
DSI Renal, Inc.	$—	$—	$—		$3,138	$—	$—	$10	$—	$2,431
Dwyer Group, Inc.	$—	$—	$1,708		$969	$—	$15	$—	$—	$—
Firstlight Financial Corporation	$—	$—	$—		$131	$—	$—	$63	$—	$2,481
Growing Family, Inc. and GFH Holdings, LLC	$—	$—	$—		$171	$—	$—	$—	$—	$962
Imperial Capital Group, LLC	$—	$—	$—		$—	$—	$172	$—	$—	$371
Industrial Container Services, LLC	$1,652	$2,900	$—		$39	$—	$—	$28	$—	$1,934
InSight Pharmaceuticals Corporation	$—	$30,139	$—		$1,650	$—	$—	$640	$—	$1,243
Investor Group Services, LLC	$—	$—	$—		$—	$—	$102	$3	$—	$(6)
Multi-Ad Services, Inc.	$—	$—	$—		$—	$—	$—	$—	$—	$793
Pillar Processing LLC and PHL Holding Co.	$—	$8,120	$—		$612	$—	$—	$8	$—	$(1,445)
Primis Marketing Group, Inc. and Primis Holdings, LLC	$—	$—	$—		$—	$—	$—	$—	$—	$—
Regency Equity Corp.	$—	$—	$—		$—	$—	$—	$—	$—	$639
Soteria Imaging Services, LLC	$—	$802	$—		$—	$—	$—	$—	$—	$(193)
VSS-Tranzact Holdings, LLC	$—	$—	$—		$—	$—	$—	$—	$—	$175
Universal Environmental Services, LLC	$—	$—	$—		$—	$—	$—	$—	$—	$—
Universal Trailer Corporation	$—	$—	$7,930		$—	$—	$—	$—	$(7,930)	$7,930

(7)           As defined in the Investment Company Act, we are deemed to be an “Affiliated Person” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). In addition, as defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the three months ended March 31, 2011 in which the issuer was both an Affiliated company and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
AGILE Fund I, LLC	$—	$—	$—	$—	$—	$3	$—	$—	$(67)
Allied Capital REIT, Inc.	$—	$115	$—	$—	$—	$—	$—	$585	$510
AllBridge Financial, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$2,441
Aviation Properties Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
BenefitMall Holdings, Inc.	$—	$—	$—	$1,815	$—	$—	$125	$—	$871
Border Foods, Inc.	$—	$—	$—	$963	$—	$—	$—	$—	$3,968
Callidus Capital Corporation	$6,000	$—	$—	$—	$—	$—	$—	$—	$(3,591)
Ciena Capital LLC	$—	$—	$—	$1,170	$—	$—	$—	$—	$(7,751)
Citipostal, Inc.	$900	$1,210	$—	$1,648	$—	$—	$89	$—	$(5,564)
Coverall North America, Inc.	$—	$30,907	$—	$356	$—	$—	$75	$(6,832)	$7,624
Crescent Equity Corp.	$—	$—	$—	$180	$—	$—	$—	$—	$(741)
EarthColor, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
HCI Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(51)
HCP Acquisition Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(383)
Hot Light Brands, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$(86)
Huddle House Inc.	$—	$—	$—	$749	$—	$—	$187	$—	$(16)
IAT Equity, LLC	$—	$—	$—	$—	$—	$—	$92	$—	$1,443
Ivy Hill Asset Management, L.P.	$9,419	$—	$—	$—	$—	$4,762	$—	$—	$24,809
Ivy Hill Middle Market Credit Fund, Ltd.	$—	$—	$—	$1,173	$—	$—	$—	$—	$1,499
Knightsbridge CLO 2007-1 Ltd.	$—	$—	$—	$468	$—	$—	$—	$—	$2,779
Knightsbridge CLO 2008-1 Ltd.	$—	$—	$—	$676	$—	$—	$—	$—	$3,147
LVCG Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
Making Memories Wholesale, Inc.	$1,250	$345	$—	$23	$—	$—	$2	$—	$(3,613)
MVL Group, Inc.	$—	$—	$—	$2,105	$—	$—	$—	$—	$(81)
Orion Foods, LLC	$2,000	$—	$—	$2,440	$—	$—	$19	$—	$(487)
PENN Detroit Diesel Allison LLC	$—	$—	$—	$—	$—	$—	$125	$—	$3,497
Reflexite Corporation	$—	$—	$—	$456	$—	$—	$9	$—	$—
Senior Secured Loan Fund LLC*	$123,273	$—	$—	$23,321	$5,593	$—	$2,389	$—	$(3,693)
Stag-Parkway, Inc.	$—	$—	$—	$1,078	$—	$17	$63	$—	$1,332
Startec Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
The Thymes, LLC	$—	$947	$—	$—	$—	$118	$—	$—	$945

*              Together with GE Commercial Finance Investment Advisory Services LLC (“GE”), we serve as co-managers of the Senior Secured Loan Fund LLC d/b/a the “Senior Secured Loan Program” (the “SSLP”). Investments and portfolio decisions made by the SSLP, as well as decisions relating to the operations of the SSLP, must generally be approved by both the Company and GE; therefore, although the Company owns more than 25% of the voting securities of the SSLP, the Company does not believe that it has control over the SSLP (for purposes of the Investment Company Act or otherwise).

(8)           Non-U.S. company or principal place of business outside the U.S. and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

(9)           Non-registered investment company under Section 3(c) of the Investment Company Act and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

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

(11)         In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 5.00% on $40 million aggregate principal amount outstanding of the portfolio company’s senior term debt previously syndicated by us.

(12)         In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.50% on $25 million aggregate principal amount outstanding of the portfolio company’s senior term debt previously syndicated by us.

(13)         Loan was on non-accrual status as of March 31, 2011.

(14)         Loan includes interest rate floor feature.

(15)         In addition to the interest earned based on the contractual stated interest rate of this security, the notes entitle us to receive a portion of the excess cash flow from the SSLP’s loan portfolio, which may result in a return to the Company greater than the contractual stated interest rate.

(16)         Public company with outstanding equity with a market value in excess of $250 million and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

(17)         In the first quarter of 2011, the staff of the Securities and Exchange Commission (the “Staff”) informally communicated to certain business development companies the Staff’s belief that certain entities, which would be classified as an “investment company” under the Investment Company Act but for the exception from the definition of “investment company” set forth in Rule 3a-7 promulgated under the Investment Company Act, could not be treated as eligible portfolio companies (as defined in Section 2(a)(46) of the Investment Company Act). Ares Capital continues to believe that the language of Section 2(a)(46) of the Investment Company Act permits a business development company to treat as “eligible portfolio companies” entities that rely on the 3a-7 exception.  However, given the current uncertainty in this area, Ares Capital has, solely for purposes of calculating the composition of its portfolio pursuant to Section 55(a) of the Investment Company Act, identified these entities in our schedule of investments as “non-qualifying assets” should the Staff ultimately disagree with Ares Capital's position.

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2010

(dollar amounts in thousands)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds
AGILE Fund I, LLC(7)(9)	Investment partnership	Member interest (0.50% interest)		4/1/2010	$264	$217
BB&T Capital Partners/Windsor Mezzanine Fund, LLC(6)(9)	Investment company	Member interest (32.59% interest)		4/1/2010	11,900	15,704
Callidus Debt Partners CDO Fund I, Ltd.(8)(9)	Investment company	Class C notes ($18,800 par due 12/2013)		4/1/2010	2,669	1,239
		Class D notes ($9,400 par due 12/2013)		4/1/2010	—	—	(13)
					2,669	1,239
Callidus Debt Partners CLO Fund III, Ltd.(8)(9)	Investment company	Preferred shares (23,600,000 shares)	7.18%	4/1/2010	4,343	7,324
Callidus Debt Partners CLO Fund IV, Ltd.(8)(9)	Investment company	Class D notes ($3,000 par due 4/2020)	4.84% (Libor + 4.55%/Q)	4/1/2010	1,824	1,817
		Subordinated notes ($17,500 par due 4/2020)	14.92%	4/1/2010	6,935	11,720
					8,759	13,537
Callidus Debt Partners CLO Fund V, Ltd.(8)(9)	Investment company	Subordinated notes ($14,150 par due 11/2020)	23.49%	4/1/2010	8,586	11,995
Callidus Debt Partners CLO Fund VI, Ltd.(8)(9)	Investment company	Class D notes ($9,000 par due 10/2021)	6.29% (Libor + 6.00%/Q)	4/1/2010	4,039	5,538
		Subordinated notes ($25,500 par due 10/2021)	20.14%	4/1/2010	11,572	22,711
					15,611	28,249
Callidus Debt Partners CLO Fund VII, Ltd.(8)(9)	Investment company	Subordinated notes ($28,000 par due 1/2021)	11.94%	4/1/2010	10,216	17,197
Callidus MAPS CLO Fund I LLC	Investment company	Class E notes ($17,000 par due 12/2017)	5.79% (Libor + 5.5%/Q)	4/1/2010	11,863	11,535
		Subordinated notes ($47,900 par due 12/2017)	8.62%	4/1/2010	12,652	19,156
					24,515	30,691
Callidus MAPS CLO Fund II, Ltd.(8)(9)	Investment company	Class D notes ($7,700 par due 7/2022)	4.54% (Libor + 4.25%/Q)	4/1/2010	3,428	4,364
		Subordinated notes ($17,900 par due 7/2022)	18.41%	4/1/2010	8,857	13,624
					12,285	17,988
Carador PLC(6)(8)(9)(16)	Investment company	Ordinary shares (7,110,525 shares)		12/15/2006	9,033	5,333
CIC Flex, LP(9)	Investment partnership	Limited partnership units (0.94 unit)		9/7/2007	2,553	2,500
Covestia Capital Partners, LP(9)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	1,059	1,041
Dryden XVIII Leveraged Loan 2007 Limited(8)(9)	Investment company	Class B notes ($9,000 par due 10/2019)	4.79% (Libor + 4.50%/Q)	4/1/2010	3,816	4,823
		Subordinated notes ($21,164 par due 10/2019)	23.01%	4/1/2010	12,266	19,436
Dynamic India Fund IV, LLC(9)	Investment company	Member interest (5.44% interest)		4/1/2010	4,822	4,822
Fidus Mezzanine Capital, L.P.(9)	Investment partnership	Limited partnership interest (29.12% interest)		4/1/2010	9,206	7,499
Firstlight Financial Corporation(6)(9)	Investment company	Senior subordinated loan ($73,811 par due 12/2016)	1.00% PIK	12/31/2006	73,569	54,050	(4)
		Common stock (10,000 shares)		12/31/2006	10,000	—
		Common stock (30,000 shares)		12/31/2006	30,000	—
					113,569	54,050
HCI Equity, LLC(7)(8)(9)	Investment company	Member interest (100% interest)		4/1/2010	808	993
Imperial Capital Private Opportunities, LP(6)(9)	Investment partnership	Limited partnership interest (80% interest)		5/10/2007	6,643	5,300

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Ivy Hill Middle Market Credit Fund, Ltd.(7)(8)(9)	Investment company	Class B deferrable interest notes ($40,000 par due 11/2018)	6.25% (Libor + 6.00%/Q)	11/20/2007	40,000	37,200
		Subordinated notes ($15,351 par due 11/2018)	15.50%	11/20/2007	15,351	14,737
					55,351	51,937
Knightsbridge CLO 2007-1 Ltd.(7)(8)(9)	Investment company	Class E notes ($20,350 par due 1/2022)	9.29% (Libor + 9.00%/Q)	3/24/2010	14,852	14,545
Knightsbridge CLO 2008-1 Ltd.(7)(8)(9)	Investment company	Class C notes ($14,400 par due 6/2018)	7.80% (Libor + 7.50%/Q)	3/24/2010	14,400	14,400
		Class D notes ($9,000 par due 6/2018)	8.79% (Libor + 8.50%/Q)	3/24/2010	9,000	9,000
		Class E notes ($14,850 par due 6/2018)	5.29% (Libor + 5.00%/Q)	3/24/2010	13,596	10,488
					36,996	33,888
Kodiak Funding, LP(9)	Investment partnership	Limited partnership interest (1.52% interest)		4/1/2010	918	788
Novak Biddle Venture Partners III, L.P.(9)	Investment partnership	Limited partnership interest (2.47% interest)		4/1/2010	221	254
Pangaea CLO 2007-1 Ltd.(8)(9)	Investment company	Class D notes ($15,000 par due 1/2021)	5.04% (Libor + 4.75%/Q)	4/1/2010	9,061	8,307
Partnership Capital Growth Fund I, LP(9)	Investment partnership	Limited partnership interest (25% interest)		6/16/2006	2,370	2,393
Senior Secured Loan Fund LLC(7)(15)	Investment company	Subordinated certificates ($548,161 par due 12/2015)	8.30% (Libor + 8.00%/Q)	10/30/2009	537,439	561,674
Trivergance Capital Partners, LP(9)	Investment partnership	Limited partnership interest (100% interest)		6/5/2008	3,162	—
VSC Investors LLC(9)	Investment company	Membership interest (4.63% interest)		1/24/2008	994	699
					924,287	924,423		30.30%

Healthcare-Services
Axium Healthcare Pharmacy, Inc.	Specialty pharmacy provider	Senior subordinated loan ($3,160 par due 3/2015)	8.00%	4/1/2010	2,915	3,002	(4)
CCS Group Holdings, LLC	Correctional facility healthcare operator	Class A units (1,000,000 units)		8/19/2010	1,000	1,000
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC(6)	Healthcare analysis services	Preferred stock (7,427 shares)		6/15/2007	8,763	8,325
		Common stock (9,679 shares)		6/15/2007	4,000	9,656
		Common stock (1,546 shares)		6/15/2007	—	1,542
					12,763	19,523
DSI Renal Inc.(6)	Dialysis provider	Senior secured loan ($9,359 par due 3/2013)	8.50% (Libor + 6.50%/M)	4/4/2006	9,284	9,359	(14)
		Senior subordinated loan ($69,009 par due 4/2014)	6.00% Cash, 10.00% PIK	4/4/2006	68,523	69,006	(4)
		Common units (19,726 units)		4/4/2006	19,684	40,687
					97,491	119,052
GG Merger Sub I, Inc.	Drug testing services	Senior secured loan ($11,330 par due 12/2014)	4.31% (Libor + 4.0%/Q)	12/14/2007	10,944	10,764	(2)

		Senior secured loan ($12,000 par due 12/2014)	4.31% (Libor + 4.0%/Q)	12/14/2007	11,586	11,400	(3)
					22,530	22,164
HCP Acquisition Holdings, LLC(7)	Healthcare compliance advisory services	Class A units (10,044,176 units)		6/26/2008	10,044	5,070
Heartland Dental Care, Inc.	Dental services	Senior subordinated loan ($27,717 par due 7/2014)	14.25%	7/31/2008	27,717	28,548
INC Research, Inc.	Pharmaceutical and biotechnology	Senior subordinated loan ($10,039 par due 9/2017)	13.50%	9/27/2010	10,039	10,039
	consulting services	Common stock (1,000,000 shares)		9/27/2010	1,000	1,000
					11,039	11,039
Magnacare Holdings, Inc., Magnacare Administrative Services, LLC, and Magnacare, LLC	Healthcare professional provider	Senior secured loan ($66,169 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/13/2010	66,169	66,169	(14)
		Senior secured loan ($48,511 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/13/2010	48,511	48,511	(2)(14)
		Senior secured loan ($9,023 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/13/2010	9,023	9,023	(3)(14)
					123,703	123,703
MPBP Holdings, Inc., Cohr Holdings, Inc. and MPBP Acquisition Co., Inc.	Healthcare equipment services	Junior secured loan ($18,851 par due 1/2014)		1/31/2007	18,851	943	(13)
		Junior secured loan ($11,310 par due 1/2014)		1/31/2007	11,310	566	(3)(13)
		Common stock (50,000 shares)		1/31/2007	5,000	—
					35,161	1,509

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
MWD Acquisition Sub, Inc.	Dental services	Junior secured loan ($5,000 par due 5/2013)	6.51% (Libor + 6.25%/M)	5/3/2007	5,000	4,800	(3)
NS Merger Sub. Inc. and NS Holdings, Inc.	Healthcare technology provider	Senior subordinated loan ($579 par due 6/2017)	13.50%	6/21/2010	579	579
		Senior subordinated loan ($50,000 par due 6/2017)	13.50%	6/21/2010	50,000	50,000	(2)
		Common stock (2,500,000 shares)		6/21/2010	2,500	2,500
					53,079	53,079
OnCURE Medical Corp.	Radiation oncology care provider	Common stock (857,143 shares)		8/18/2006	3,000	2,910
Passport Health Communications, Inc., Passport Holding Corp. and Prism Holding Corp.	Healthcare technology provider	Senior secured loan ($11,287 par due 5/2014)	8.25% (Libor + 7.0%/Q)	5/9/2008	11,287	11,287	(2)(14)
		Senior secured loan ($10,419 par due 5/2014)	8.25% (Libor + 7.0%/Q)	5/9/2008	10,419	10,419	(3)(14)
		Series A preferred stock (1,594,457 shares)		7/30/2008	11,156	10,978	(4)
		Common stock (16,106 shares)		7/30/2008	100	—
					32,962	32,684
PG Mergersub, Inc.	Provider of patient surveys, management	Senior secured loan ($1,100 par due 11/3/2015)	6.75% (Libor + 5.0%/Q)	11/3/2010	1,098	1,100	(14)
	reports and national databases for	Senior secured loan ($9,200 par due 11/3/2015)	6.75% (Libor + 5.0%/Q)	11/3/2010	9,171	9,200	(3)(14)
	integrated healthcare delivery system	Senior subordinated loan ($4,000 par due 3/2016)	12.50%	3/12/2008	3,948	4,000
		Preferred stock (333 shares)		3/12/2008	125	9
		Common stock (16,667 shares)		3/12/2008	167	471
					14,509	14,780
Reed Group, Ltd.	Medical disability management services	Senior secured loan ($10,755 par due 12/2013)		4/1/2010	9,129	9,142	(13)
	provider	Senior secured revolving loan ($1,250 par due 12/2013)		4/1/2010	1,097	1,063	(13)
		Senior subordinated loan ($19,625 par due 12/2013)		4/1/2010	15,918	10,714	(13)
		Equity interests		4/1/2010	203	—
					26,347	20,919
Regency Healthcare Group, LLC(6)	Hospice provider	Preferred member interest (1,293,960 shares)		4/1/2010	2,007	1,672
Soteria Imaging Services, LLC(6)	Outpatient medical imaging provider	Junior secured loan ($1,687 par due 11/2010)		4/1/2010	1,644	1,383	(13)
		Junior secured loan ($2,422 par due 11/2010)		4/1/2010	2,361	1,986	(13)
		Preferred member interest (1,881,234 units)		4/1/2010	—	—
					4,005	3,369
Sunquest Information Systems, Inc.	Laboratory software solutions provider	Junior secured loan ($95,000 par due 6/2017)	9.75% (Libor + 8.50%/M)	12/16/2010	95,000	95,000	(14)
		Junior secured loan ($50,000 par due 6/2017)	9.75% (Libor + 8.50%/M)	12/16/2010	50,000	50,000	(2)(14)
					145,000	145,000
U.S. Renal Care, Inc.	Dialysis provider	Senior subordinated loan ($20,235 par due 5/2017)	11.25% Cash, 2.00% PIK	5/24/2010	20,235	20,235	(4)
Univita Health Inc.	Outsourced services provider	Senior subordinated loan ($21,094 par due 12/2014)	12.00% Cash, 3.00% PIK	12/22/2009	21,094	21,094	(4)
VOTC Acquisition Corp.	Radiation oncology care provider	Senior secured loan ($7,580 par due 7/2012)	11.00% Cash, 2.00% PIK	6/30/2008	7,580	7,580	(4)
		Preferred stock (3,888,222 shares)		7/14/2008	8,748	11,624
					16,328	19,204
					687,929	674,356		22.11%
Business Services
Aviation Properties Corporation(7)	Aviation services	Common stock (100 shares)		4/1/2010	—	—
BenefitMall Holdings Inc.(7)	Employee benefits broker services	Senior subordinated loan ($40,326 par due 6/2014)	18.00%	4/1/2010	40,326	40,326
		Common stock (39,274,290 shares)		4/1/2010	53,510	50,450
		Warrants		4/1/2010	—	—
					93,836	90,776
Booz Allen Hamilton, Inc.	Strategy and technology consulting services	Senior secured loan ($733 par due 7/2015)	7.50% (Libor + 4.50%/M)	7/31/2008	721	733	(3)(14)
		Senior subordinated loan ($101 par due 7/2016)	13.00%	7/31/2008	90	104
		Senior subordinated loan ($5,007 par due 7/2016)	13.00%	7/31/2008	4,983	5,157	(2)
					5,794	5,994

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
CitiPostal Inc.(7)	Document storage and management services	Senior secured revolving loan ($691 par due 12/2013)	6.50% (Libor + 4.50%/M)	4/1/2010	691	691	(14)
		Senior secured revolving loan ($700 par due 12/2013)	6.50% (Libor + 4.50%/Q)	4/1/2010	700	700	(14)
		Senior secured revolving loan ($1,250 par due 12/2013)	6.75% (Base Rate + 3.25%/Q)	4/1/2010	1,250	1,250	(14)
		Senior secured loan ($49,333 par due 12/2013)	11.00% Cash, 2.00% PIK	4/1/2010	49,333	49,333	(2)(4)
		Senior secured loan ($482 par due 12/2013)	11.00% Cash, 2.00% PIK	4/1/2010	482	482	(4)
		Senior subordinated loan ($12,526 par due 12/2015)	16.00% PIK	4/1/2010	12,526	12,022	(4)
		Common stock (37,024 shares)		4/1/2010	—	—
					64,982	64,478
Cook Inlet Alternative Risk, LLC	Risk management services	Senior secured loan ($40,000 par due 4/2013)	8.50%	4/1/2010	25,124	26,083
		Senior secured loan ($44,346 par due 4/2013)	8.50%	4/1/2010	26,622	28,917
		Member interest (3.17%)		4/1/2010	—	—
					51,746	55,000
Coverall North America, Inc.(7)	Commercial janitorial service provider	Senior secured loan ($15,763 par due 7/2011)	12.00%	4/1/2010	15,763	15,763	(2)
		Senior secured loan ($15,864 par due 7/2011)	12.00%	4/1/2010	15,864	15,864	(2)
		Senior subordinated loan ($5,557 par due 7/2011)		4/1/2010	5,554	928	(13)
		Common stock (763,333 shares)		4/1/2010	2,999	—
					40,180	32,555
Digital Videostream, LLC	Media content supply chain services company	Senior secured loan ($256 par due 2/2012)	10.00% Cash, 1.00% PIK	4/1/2010	256	256	(4)
		Senior secured loan ($9 par due 2/2012)	10.00% Cash, 1.00% PIK	4/1/2010	9	9	(2)(4)
		Senior secured loan ($10,403 par due 2/2012)	10.00% Cash, 1.00% PIK	4/1/2010	10,345	10,403	(2)(4)
		Convertible subordinated loan ($5,538 par due 2/2016)	10.00% PIK	4/1/2010	5,978	6,025	(4)
					16,588	16,693
Diversified Collections Services, Inc.	Collections services	Senior secured loan ($6,921 par due 3/2012)	7.50% (Libor + 5.50%/Q)	4/1/2010	6,921	6,921	(3)(14)
		Senior secured loan ($79 par due 3/2012)	7.50% (Libor + 5.50%/Q)	4/1/2010	79	79	(3)(14)
		Senior secured loan ($34,000 par due 9/2012)	13.75% (Libor + 11.75%/Q)	4/1/2010	34,000	34,000	(2)(14)
		Senior secured loan ($2,000 par due 9/2012)	13.75% (Libor + 11.75%/Q)	4/1/2010	2,000	2,000	(2)(14)
		Preferred stock (14,927 shares)		5/18/2006	169	289
		Common stock (114,004 shares)		2/5/2005	295	445
		Common stock (478,816 shares)		4/1/2010	1,478	1,586
					44,942	45,320
Diversified Mercury Communications, LLC	Business media consulting services	Senior secured loan ($1,774 par due 3/2013)	8.00% (Base Rate + 4.50%/M)	4/1/2010	1,613	1,596	(14)
Impact Innovations Group, LLC(7)	IT consulting and outsourcing services	Member interest (50% interest)		4/1/2010	—	—
Investor Group Services, LLC(6)	Business consulting for private equity and corporate clients	Limited liability company membership interest (10.00% interest)		6/22/2006	—	564
Multi-Ad Services, Inc.(6)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	788	1,366
		Common units (1,725,280 units)		4/1/2010	—	—
					788	1,366
MVL Group, Inc.(7)	Marketing research provider	Senior secured loan ($22,772 par due 7/2012)	12.00%	4/1/2010	22,772	22,772
		Senior subordinated loan ($34,937 par due 7/2012)	12.00% Cash, 2.50% PIK	4/1/2010	33,884	34,937	(4)
		Junior subordinated loan ($144 par due 7/2012)	10.00%	4/1/2010	—	33
		Common stock (554,091 shares)		4/1/2010	—	—
		Common stock (560,716 shares)		4/1/2010	—	—
					56,656	57,742
PC Helps Support, LLC	Technology support provider	Senior secured loan ($7,153 par due 12/2013)	3.54% (Libor + 3.25%/Q)	4/1/2010	7,153	7,153	(3)
		Senior subordinated loan ($23,377 par due 12/2013)	12.76%	4/1/2010	23,377	23,377
					30,530	30,530

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Pillar Processing LLC and PHL Holding Co.(6)	Mortgage services	Senior secured loan ($1,875 par due 5/2014)	14.50%	7/31/2008	1,875	1,875
		Senior secured loan ($5,500 par due 5/2014)	14.50%	7/31/2008	5,500	5,500	(2)
		Senior secured loan ($14,730 par due 11/2013)	5.80% (Libor + 5.50%/Q)	11/20/2007	14,730	14,730	(2)
		Senior secured loan ($9,194 par due 11/2013)	5.80% (Libor + 5.50%/Q)	11/20/2007	9,194	9,194	(3)
		Common stock (85 shares)		11/20/2007	3,768	5,701
					35,067	37,000
Primis Marketing Group, Inc. and Primis Holdings, LLC(6)	Database marketing services	Senior subordinated loan ($10,222 par due 2/2013)		8/24/2006	10,222	102	(13)
		Preferred units (4,000 units)		8/24/2006	3,600	—
		Common units (4,000,000 units)		8/24/2006	400	—
					14,222	102
Prommis Solutions, LLC, E-Default Services, LLC, Statewide Tax and Title Services, LLC & Statewide Publishing Services, LLC (formerly known as MR Processing Holding Corp.)	Bankruptcy and foreclosure processing services	Senior subordinated loan ($16,788 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/2007	16,788	16,788	(4)
		Senior subordinated loan ($27,032 par due 2/2014)	11.50% Cash, 2.00% PIK	2/8/2007	27,032	27,032	(2)(4)
		Preferred units (30,000 units)		4/11/2006	3,000	4,661
					46,820	48,481
Promo Works, LLC	Marketing services	Senior secured loan ($8,655 par due 12/2013)	11.00%	4/1/2010	5,105	5,438
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	257
Summit Business Media, LLC	Business media consulting services	Junior secured loan ($11,930 par due 7/2014)		8/3/2007	10,276	239	(3)(13)
Summit Energy Services, Inc.	Energy management consulting services	Common stock (38,778 shares)		4/1/2010	222	287
		Common stock (385,608 shares)		4/1/2010	2,336	2,850
					2,558	3,137
Tradesmen International, Inc.	Construction labor support	Senior subordinated loan ($20,000 par due 5/2014)	10.00%	4/1/2010	14,364	20,000
		Warrants to purchase up to 771,036 shares		4/1/2010	—	2,086
					14,364	22,086
VSS-Tranzact Holdings, LLC(6)	Management consulting services	Common membership interest (8.51% interest)		10/26/2007	10,204	6,475
Venturehouse-Cibernet Investors, LLC	Financial settlement services for intercarrier wireless roaming	Equity interest		4/1/2010	—	—
		Equity interest		4/1/2010	—	—
					—	—
					546,521	525,829		17.24%
Restaurants and Food Services
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($2,010 par due 11/2012)	6.50% (Libor + 3.50%/Q)	11/27/2006	2,010	2,010	(14)
		Senior secured revolving loan ($108 par due 11/2012)	6.50% (Base Rate + 2.50%/Q)	11/27/2006	108	108	(14)
		Senior secured loan ($22,839 par due 11/2013)	12.50% (Libor + 9.50%/Q)	11/27/2006	22,845	22,839	(2)(14)
		Senior secured loan ($10,705 par due 11/2013)	12.50% (Libor + 9.50%/Q)	11/27/2006	10,705	10,705	(3)(14)
		Promissory note ($14,897 par due 11/2016)		6/1/2006	14,886	10,957	(4)
		Warrants to purchase up to 0.61 shares		6/1/2006	—	—
					50,554	46,619
Encanto Restaurants, Inc.	Restaurant owner and operator	Junior secured loan ($20,997 par due 8/2013)	11.00%	8/16/2006	20,997	19,947	(2)
		Junior secured loan ($3,999 par due 8/2013)	11.00%	8/16/2006	3,999	3,799	(3)
					24,996	23,746
Fulton Holdings Corp	Airport restaurant operator	Senior secured loan ($40,000 par due 5/2016)	12.50%	5/28/2010	40,000	40,000	(2)(11)
		Common stock (19,672 shares)		5/28/2010	1,967	2,430
					41,967	42,430
Orion Foods, LLC (fka Hot Stuff Foods, LLC)(7)	Convenience food service retailer	Senior secured loan ($34,357 par due 9/2014)	10.00% (Libor + 8.50%/Q)	4/1/2010	34,357	34,357	(14)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Junior secured loan ($37,552 par due 9/2014)	14.00%	4/1/2010	24,881	36,085
		Preferred stock ($10,000 par due)		4/1/2010	—	—
		Class A common units (25,001 units)		4/1/2010	—	—
		Class B common units (1,122,452 units)		4/1/2010	—	—
					59,238	70,442
Huddle House, Inc.(7)	Restaurant owner and operator	Senior subordinated loan ($20,300 par due 12/2015)	12.00% Cash, 3.00% PIK	4/1/2010	20,032	16,202	(4)
		Common stock (358,428 shares)		4/1/2010	—	—
					20,032	16,202
OTG Management, Inc.	Airport restaurant operator	Junior secured loan ($12,603 par due 6/2013)	16.00% (Libor + 11.00% Cash, 2.00% PIK/M)	6/19/2008	12,603	12,603	(4)(14)
		Junior secured loan ($42,030 par due 6/2013)	18.00% (Libor + 11.00% Cash, 4.00% PIK/M)	6/19/2008	42,030	42,030	(4)(14)
		Warrants to purchase up to 100,857 shares of common stock		6/19/2008	100	4,939
		Warrants to purchase up to 9 shares of common stock		6/19/2008	—	—
					54,733	59,572
PMI Holdings, Inc.	Restaurant owner and operator	Senior secured revolving loan ($575 par due 5/2015)	10.00% (Libor + 8.00%/Q)	5/5/2010	575	575	(14)
		Senior secured loan ($9,918 par due 5/2015)	10.00% (Libor + 8.00%/M)	5/5/2010	9,918	9,918	(2)(14)
		Senior secured loan ($9,918 par due 5/2015)	10.00% (Libor + 8.00%/M)	5/5/2010	9,918	9,918	(3)(14)
		Senior secured loan ($7 par due 5/2015)	10.25% (Base Rate + 7.00%/M)	5/5/2010	7	7	(2)
		Senior secured loan ($7 par due 5/2015)	10.25% (Base Rate + 7.00%/M)	5/5/2010	7	7	(3)
					20,425	20,425
S.B. Restaurant Company	Restaurant owner and operator	Senior secured loan ($35,406 par due 7/2012)	13.00% (Libor + 11.00%/Q)	4/1/2010	26,872	33,635	(14)
		Preferred stock (46,690 shares)		4/1/2010	—	—
		Warrants to purchase up to 257,429 shares of common stock		4/1/2010	—	—
					26,872	33,635
Vistar Corporation and Wellspring Distribution Corp.	Food service distributor	Senior subordinated loan ($31,625 par due 5/2015)	13.50%	5/23/2008	31,625	31,625
		Senior subordinated loan ($30,000 par due 5/2015)	13.50%	5/23/2008	30,000	30,000	(2)
		Class A non-voting common stock (1,366,120 shares)		5/3/2008	7,500	5,287
					69,125	66,912
					367,942	379,983		12.46%
Financial Services
AllBridge Financial, LLC(7)	Asset management services	Equity interests		4/1/2010	11,395	13,112
Callidus Capital Corporation(7)	Asset management services	Common stock (100 shares)		4/1/2010	—	246
Ciena Capital LLC(7)	Real estate and small business loan servicer	Senior secured loan ($14,000 par due 12/2013)	6.00%	11/23/2010	14,000	14,000
		Senior secured loan ($2,000 par due 12/2015)	12.00%	11/29/2010	2,000	2,000
		Senior secured loan ($20,000 par due 12/2015)	12.00%	11/29/2010	20,000	20,000
		Senior secured loan ($10,000 par due 12/2015)	12.00%	11/29/2010	10,000	10,000
		Equity interests		11/29/2010	53,374	47,063
					99,374	93,063
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($6,000 par due 6/2015)	15.00%	4/1/2010	6,000	6,000
		Senior subordinated loan ($4,000 par due 6/2015)	15.00%	4/1/2010	4,000	4,000
		Senior subordinated loan ($9,500 par due 6/2015)	15.00%	4/1/2010	9,500	9,500
					19,500	19,500
Compass Group Diversified Holdings, LLC(16)	Middle market business manager	Senior secured revolving loan ($735 par due 12/2012)	2.76% (Libor + 2.50%/M)	4/1/2010	735	735

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior secured revolving loan ($882 par due 12/2012)	2.76% (L ibor + 2.50%/M)	4/1/2010	882	882
					1,617	1,617
Financial Pacific Company(7)	Commercial finance leasing	Preferred stock (6,500 shares)	8.00% PIK	10/13/2010	6,500	6,543
		Common stock (650,000 shares)		10/13/2010	—	—
					6,500	6,543
Imperial Capital Group, LLC(6)	Investment services	Common units (2,526 units)		5/10/2007	3	4,735
		Common units (315 units)		5/10/2007	—	590
		Common units (7,710 units)		5/10/2007	14,997	14,453
					15,000	19,778
Ivy Hill Asset Management, L.P.(7)	Asset management services	Member interest (100% interest)		6/15/2009	103,458	136,235
					256,844	290,094		9.51%
Consumer Products—Non-durable
Augusta Sportswear, Inc.	Manufacturer of athletic apparel	Senior secured loan ($6,556 par due 7/2015)	8.50% (Libor + 7.50%/Q)	9/3/2010	6,556	6,556	(2)(14)
		Senior secured loan ($9,353 par due 7/2015)	8.50% (Libor + 7.50%/Q)	9/3/2010	9,353	9,353	(3)(14)
					15,909	15,909
Gilchrist & Soames, Inc.	Personal care manufacturer	Senior subordinated loan ($22,902 par due 10/2013)	13.44%	4/1/2010	22,128	22,902
Insight Pharmaceuticals Corporation(6)	OTC drug products manufacturer	Senior subordinated loan ($50,255 par due 9/2012)	13.00% Cash, 2.00% PIK	4/1/2010	50,255	50,255	(2)(4)(14)
		Senior subordinated loan ($5,298 par due 9/2012)	13.00% Cash, 2.00% PIK	4/1/2010	5,298	5,298	(4)(14)
		Common stock (155,000 shares)		4/1/2010	12,070	13,432
					67,623	68,985
Making Memories Wholesale, Inc.(7)	Scrapbooking branded products manufacturer	Senior secured revolving loan ($250 par due 8/2014)	10.00% (Libor + 6.50%/Q)	8/21/2009	250	250	(14)
		Senior secured revolving loan ($250 par due 8/2014)	10.00% (Libor + 6.50%/Q)	8/21/2009	250	250	(14)
		Senior secured loan ($9,388 par due 8/2014)		8/21/2009	7,433	6,048	(13)(14)
		Senior secured loan ($5,129 par due 8/2014)		8/21/2009	3,979	—	(13)
		Common stock (100 shares)		8/21/2009	—	—
					11,912	6,548
The Step2 Company, LLC	Toy manufacturer	Senior secured loan ($27,000 par due 4/2015)	10.00%	4/1/2010	25,557	27,000	(4)
		Senior subordinated loan ($30,000 par due 4/2015)	15.00%	4/1/2010	28,396	30,000	(4)
		Common units (1,114,343 units)		4/1/2010	24	1,010
		Warrants to purchase up to 3,157,895 shares		4/1/2010	—	—
					53,977	58,010
The Thymes, LLC(7)	Cosmetic products manufacturer	Preferred units (6,283 units)	8.00% PIK	6/21/2007	6,784	6,902	(4)
		Common units (5,400 units)		6/21/2007	—	—
					6,784	6,902
Woodstream Corporation	Pet products manufacturer	Senior subordinated loan ($4,743 par due 2/2015)	12.00%	1/22/2010	4,772	4,505
		Senior subordinated loan ($50,257 par due 2/2015)	12.00%	1/22/2010	43,287	47,745
		Common stock (4,254 shares)		1/22/2010	1,222	2,194
					49,281	54,444
					227,614	233,700		7.66%
Education
Campus Management Corp. and Campus Management Acquisition Corp.(6)	Education software developer	Preferred stock (465,509 shares)		2/8/2008	9,949	13,834
Community Education Centers, Inc.	Offender re-entry and in-prison treatment services provider	Senior secured loan ($20,000 par due 12/2014)	6.25% (Libor + 5.25%/M)	12/10/2010	20,000	20,000	(14)
		Junior secured loan ($9,231 par due 12/2015)	15.28% (Libor + 15.00%/M)	12/10/2010	9,231	9,231
		Junior secured loan ($30,769 par due 12/2015)	15.30% (Libor + 15.00%/M)	12/10/2010	30,769	30,769
		Warrants to purchase up to 578,407 shares		12/13/2010	—	1,009
					60,000	61,009

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
eInstruction Corporation	Developer, manufacturer and retailer of educational products	Senior subordinated loan ($23,270 par due 1/2015)	16.00% PIK	4/1/2010	21,290	22,106	(4)
		Junior secured loan ($17,000 par due 7/2014)	7.80% (Libor + 7.50%/Q)	4/1/2010	14,881	14,960
		Common stock (2,406 shares)		4/1/2010	926	1,326
					37,097	38,392
ELC Acquisition Corporation	Developer, manufacturer and retailer of educational products	Senior secured loan ($160 par due 11/2012)	3.51% (Libor + 3.25%/M)	11/30/2006	160	160	(3)
		Junior secured loan ($8,333 par due 11/2013)	7.26% (Libor + 7.00%/M)	11/30/2006	8,333	8,333	(3)
					8,493	8,493
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	Series B preferred stock (1,401,385 shares)		8/5/2010	4,004	4,244
		Series B preferred stock (348,615 shares)		8/5/2010	996	1,056
		Series C preferred stock (1,994,644 shares)		6/7/2010	547	2,586
		Series C preferred stock (517,942 shares)		6/7/2010	142	672
		Common stock (16 shares)		6/7/2010	—	—
		Common stock (4 shares)		6/7/2010	—	—
					5,689	8,558
JTC Education Holdings, Inc.	Postsecondary school operator	Senior secured loan ($19,997 par due 12/2014)	12.50% (Libor + 9.50%/M)	12/31/2009	19,997	19,997	(14)
		Senior secured loan ($10,863 par due 12/2014)	12.50% (Libor + 9.50%/M)	12/31/2009	10,863	10,863	(3)(14)
					30,860	30,860
R3 Education, Inc. (formerly known as Equinox EIC Partners, LLC and MUA Management Company) and EIC Acquisitions Corp.(8)	Medical school operator	Senior secured loan ($6,275 par due 4/2013)	9.00% (Libor + 6.00%/Q)	4/3/2007	6,275	9,652	(3)(14)
		Senior secured loan ($10,113 par due 4/2013)	9.00% (Libor + 6.00%/Q)	9/21/2007	10,113	15,555	(14)
		Senior secured loan ($4,000 par due 4/2013)	9.00% (Libor + 6.00%/Q)	9/21/2007	4,000	6,153	(3)(14)
		Senior secured loan ($5,727 par due 4/2013)	13.00% PIK	12/8/2009	2,335	8,809	(4)
		Preferred stock (800 shares)		7/30/2008	200	100
		Preferred stock (8,000 shares)		7/30/2008	2,000	1,000
		Common membership interest (26.27% interest)		9/21/2007	15,800	20,734
		Warrants to purchase up to 27,890 shares		12/8/2009	—	—
					40,723	62,003
					192,811	223,149		7.32%
Manufacturing
Component Hardware Group, Inc.	Commercial equipment manufacturer	Senior secured loan ($3,014 par due 12/2014)	7.00% Cash, 3.00% PIK	8/4/2010	3,014	3,014	(4)
		Senior subordinated loan ($10,078 par due 12/2014)	7.50% Cash, 5.00% PIK	4/1/2010	5,775	10,078	(4)
		Warrants to purchase up to 1,462,500 shares of common stock		8/4/2010	—	1,240
					8,789	14,332
Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($375 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/16/2006	375	375	(14)
		Senior secured loan ($5,801 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/16/2006	5,801	5,801	(14)
		Senior secured loan ($536 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/16/2006	536	536	(3)(14)
		Senior secured loan ($8,296 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/16/2006	8,296	8,296	(3)(14)
		Senior secured loan ($3,806 par due 5/2011)	10.00% (Libor + 6.00%/M)	5/16/2006	3,806	3,806	(14)
		Senior secured loan ($1,579 par due 5/2011)	10.00% (Libor + 6.00%/M)	5/16/2006	1,579	1,579	(3)(14)
		Senior secured loan ($3,558 par due 5/2011)	13.00% Cash, 3.00% PIK	5/16/2006	3,558	3,558	(4)
		Senior secured loan ($5,089 par due 5/2011)	13.00% Cash, 3.00% PIK	5/16/2006	5,089	5,089	(2)(4)
					29,040	29,040
Industrial Air Tool, LP and Affiliates d/b/a Industrial Air Tool(7)	Industrial products	Class B common units (37,125 units)		4/1/2010	6,000	14,787
		Member interest (375 units)		4/1/2010	7,419	149
					13,419	14,936
NetShape Technologies, Inc.	Metal precision engineered components manufacturer	Senior secured revolving loan ($972 par due 2/2013)	4.06% (Libor + 3.75%/M)	4/1/2010	521	602
		Common units (1,000 units)		1/30/2007	1,000	—
					1,521	602

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Reflexite Corporation(7)	Developer and manufacturer of high-visibility reflective products	Senior subordinated loan ($3,282 par due 11/2014)	20.00% (Base Rate + 12.25% Cash, 7.50% PIK/Q)	2/26/2008	3,282	3,282	(4)(14)
		Senior subordinated loan ($5,999 par due 11/2014)	20.00% (Base Rate + 12.25% Cash, 7.50% PIK/Q)	2/26/2008	5,999	5,999	(3)(4)(14)
		Common stock (1,821,860 shares)		3/28/2006	27,435	30,523
					36,716	39,804
STS Operating, Inc.	Hydraulic systems equipment and supplies provider	Senior subordinated loan ($30,386 par due 1/2013)	11.00%	4/1/2010	29,461	30,386	(2)
Bundy Refrigeration International Holding B.V. (aka Tyde Group Worldwide)(8)	Refrigeration and cooling systems parts manufacturer	Senior secured loan ($9,010 par due 4/2012)	13.13% (Base Rate + 9.88%/Q)	12/15/2010	9,010	9,010
		Senior secured loan ($15,592 par due 4/2012)	15.38% (Base Rate + 12.13%/Q)	12/15/2010	15,592	15,592
					24,602	24,602
UL Holding Co., LLC	Petroleum product manufacturer	Senior secured loan ($5,000 par due 12/2012)	15.00%	8/13/2010	5,000	5,000
		Junior secured loan ($2,108 par due 12/2012)	9.66% (Libor + 9.38%/Q)	2/13/2009	2,108	2,108
		Junior secured loan ($839 par due 12/2012)	9.66% (Libor + 9.38%/Q)	2/13/2009	839	839	(3)
		Junior secured loan ($2,119 par due 12/2012)	14.50%	2/13/2009	2,119	2,119
		Junior secured loan ($844 par due 12/2012)	14.50%	2/13/2009	844	844	(3)
		Junior secured loan ($10,809 par due 12/2012)	9.66% (Libor + 9.38%/Q)	2/13/2009	10,809	10,809	(3)
		Junior secured loan ($2,963 par due 12/2012)	14.50%	2/13/2009	2,963	2,963	(2)
		Junior secured loan ($988 par due 12/2012)	14.50%	2/13/2009	988	988	(3)
		Common units (50,000 units)		4/25/2008	500	97
		Common units (207,843 units)		4/25/2008	—	403
					26,170	26,170
Universal Trailer Corporation(6)	Livestock and specialty trailer manufacturer	Common stock (74,920 shares)		10/8/2004	7,930	—
					177,648	179,872		5.90%
Services-Other
The Dwyer Group	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($27,100 par due 12/2016)	14.50%	12/22/2010	27,100	27,100
		Series A preferred units (15,000,000 units)	8.00% PIK	12/22/2010	15,000	15,000
					42,100	42,100
Growing Family, Inc. and GFH Holdings, LLC(6)	Photography services	Senior secured revolving loan ($182 par due 8/2011)	9.00% (Base Rate + 1.75% Cash, 4.00% PIK/M)	3/16/2007	178	80	(4)(14)
		Senior secured revolving loan ($2,252 par due 8/2011)	9.00% (Base Rate + 1.75% Cash, 4.00% PIK/M)	3/16/2007	2,207	991	(4)(14)
		Senior secured loan ($524 par due 3/2013)	9.00% (Base Rate + 1.75% Cash, 4.00% PIK/M)	3/16/2007	514	230	(4)(14)
		Senior secured loan ($6,498 par due 3/2013)	9.00% (Base Rate + 1.75% Cash, 4.00% PIK/M)	3/16/2007	6,378	2,859	(4)(14)
		Preferred stock (8,750 shares)		3/16/2007	—	—
		Common stock (552,430 shares)		3/16/2007	872	—
		Warrants to purchase up to 11,313,678 Class B units		3/16/2007	—	—
					10,149	4,160
PODS Funding Corp.	Storage and warehousing	Senior subordinated loan ($25,125 par due 6/2015)	15.00%	12/23/2009	25,125	25,125
		Senior subordinated loan ($7,582 par due 12/2015)	16.64% PIK	12/23/2009	6,290	7,430	(4)
					31,415	32,555
United Road Towing, Inc.	Towing company	Junior secured loan ($18,840 par due 1/2014)	14.75% (Libor + 11.25% Cash, 1.00% PIK/Q)	4/1/2010	18,606	18,840	(4)(14)
		Warrants to purchase up to 607 shares		4/1/2010	—	4
					18,606	18,844
Web Services Company, LLC	Laundry service and equipment provider	Senior secured loan ($4,888 par due 8/2014)	7.00% (Base Rate + 3.75%/Q)	6/15/2009	4,718	4,888	(3)

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior subordinated loan ($13,563 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	13,563	13,563	(4)
		Senior subordinated loan ($26,462 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	26,462	26,462	(2)(4)
					44,743	44,913
					147,013	142,572		4.67%
Consumer Products—Durable
Bushnell Inc.	Sports optics manufacturer	Senior subordinated loan ($41,325 par due 2/2014)	6.80% (Libor + 6.50%/Q)	4/1/2010	30,708	30,994
Carlisle Wide Plank Floors, Inc.	Hardwood floor manufacturer	Senior secured loan ($1,545 par due 6/2011)		4/1/2010	1,449	773	(4)(13)
		Common stock (345,056 shares)		4/1/2010	—	—
					1,449	773
Direct Buy Holdings, Inc. and Direct Buy Investors, LP(6)	Membership based buying club franchisor and operator	Senior secured loan ($1,897 par due 11/2012)	8.25% (Base Rate + 5.00%/Q)	12/14/2007	1,858	1,897	(2)(14)
		Senior subordinated loan ($81,634 par due 5/2013)	12.00% Cash, 4.00% PIK	4/1/2010	77,892	81,634	(4)
		Limited partnership interest (80,000 shares)		4/1/2010	3,112	3,414
		Partnership interests (100,000 shares)		11/30/2007	10,000	4,347
					92,862	91,292
					125,019	123,059		4.03%
Telecommunications
American Broadband Communications, LLC and American Broadband Holding Company	Broadband communication services	Senior secured loan ($5,530 par due 9/2013)	7.50% (Libor + 5.50%/Q)	9/1/2010	5,861	5,530	(14)
		Senior secured loan ($17,775 par due 9/2013)	7.50% (Libor + 5.50%/Q)	9/1/2010	16,924	17,775	(2)(14)
		Senior secured loan ($9,283 par due 9/2013)	7.50% (Libor + 5.50%/Q)	9/1/2010	9,283	9,283	(3)(14)
		Senior subordinated loan ($30,594 par due 11/2014)	12.00% Cash, 4.00% PIK	9/1/2010	30,594	30,594	(4)
		Senior subordinated loan ($32,768 par due 11/2014)	12.00% Cash, 4.00% PIK	2/8/2008	32,768	32,768	(2)(4)
		Senior subordinated loan ($10,321 par due 11/2014)	12.00% Cash, 4.00% PIK	11/7/2007	10,321	10,321	(4)
		Warrants to purchase up to 200 shares		11/7/2007	—	3,915
		Warrants to purchase up to 208 shares		9/1/2010	—	—
					105,751	110,186
Startec Equity, LLC(7)	Communication services	Member interest		4/1/2010	—	—
					105,751	110,186		3.59%
Food and Beverage
Apple & Eve, LLC and US Juice Partners, LLC(6)	Juice manufacturer	Senior secured revolving loan ($1,200 par due 10/1/2013)	12.00% (Base Rate + 8.00%/Q)	10/5/2007	1,200	1,200	(14)
		Senior secured loan ($14,162 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	14,162	14,162	(14)
		Senior secured loan ($14,900 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	14,900	14,900	(3)(14)
		Senior units (50,000 units)		10/5/2007	5,000	5,036
					35,262	35,298
Border Foods, Inc.(7)	Green chile and jalapeno products manufacturer	Senior secured loan ($28,526 par due 3/2012)	13.50%	4/1/2010	28,526	28,526
		Preferred stock (100,000 shares)		4/1/2010	21,346	22,801
		Common stock (148,838 shares)		4/1/2010	13,472	4,809
		Common stock (87,707 shares)		4/1/2010	—	2,834
		Common stock (23,922 shares)		4/1/2010	—	773
					63,344	59,743
Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated loan ($6,673 par due 2/2013)	13.00% PIK	2/6/2008	6,673	6,673	(4)
		Preferred stock (6,258 shares)		9/1/2006	2,500	1,650
					9,173	8,323
Distant Lands Trading Co.	Coffee manufacturer	Common stock (1,294 shares)		4/1/2010	980	1,048
		Common stock (2,157 shares)		4/1/2010	—	—
					980	1,048
Ideal Snacks Corporation	Snacks manufacturer	Senior secured revolving loan ($1,084 par due 6/2011)	8.50% (Base Rate + 4.00%/M)	4/1/2010	1,084	922	(14)
					109,843	105,334		3.45%

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Retail
Apogee Retail, LLC	For-profit thrift retailer	Senior secured revolving loan ($780 par due 3/2012)	7.25% (Base Rate + 4.00%/Q)	3/27/2007	780	765
		Senior secured loan ($11,523 par due 9/2012)	12.00% Cash, 4.00% PIK	5/28/2008	11,523	11,523	(4)
		Senior secured loan ($2,939 par due 3/2012)	5.51% (Libor + 5.25%/M)	3/27/2007	2,939	2,880	(2)
		Senior secured loan ($3,420 par due 9/2012)	12.00% Cash, 4.00% PIK	5/28/2008	3,420	3,420	(4)
		Senior secured loan ($25,841 par due 3/2012)	5.51% (Libor + 5.25%/M)	3/27/2007	25,841	25,324	(2)
		Senior secured loan ($11,307 par due 3/2012)	5.51% (Libor + 5.25%/M)	3/27/2007	11,307	11,081	(3)
					55,810	54,993
Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Common stock (1,170,182 shares)		8/8/2006	4,500	7,238
Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($2,413 par due 9/2012)	6.50% (Base Rate + 1.25% Cash, 1.00% PIK/M)	9/28/2006	2,409	2,364	(3)(4)(14)
		Senior secured loan ($28,122 par due 9/2012)	6.50% (Base Rate + 1.25% Cash, 1.00% PIK/M)	9/28/2006	28,089	27,560	(4)(14)
		Senior secured loan ($7,110 par due 9/2012)	6.50% (Base Rate + 1.25% Cash, 1.00% PIK/M)	9/28/2006	7,188	6,968	(3)(4)(14)
		Preferred stock (73 shares)		3/19/2009	—	1,939
		Preferred stock (80 shares)		9/28/2006	1,800	2,121
		Common stock (800 shares)		9/28/2006	200	—
		Warrants to purchase up to 859 shares of preferred stock		3/19/2009	—	—
					39,686	40,952
					99,996	103,183		3.38%
Commercial Real Estate Finance
10th Street, LLC(6)	Real estate holding company	Senior subordinated loan ($23,247 par due 11/2014)	8.93% Cash, 4.07% PIK	4/1/2010	23,247	23,247	(4)
		Member interest (10.00% interest)		4/1/2010	594	578
		Option (25,000 units)		4/1/2010	25	25
					23,866	23,850
Allied Capital REIT, Inc.(7)	Real estate investment trust	Real estate equity interests		4/1/2010	50	35
		Real estate equity interests		4/1/2010	115	699
					165	734
American Commercial Coatings, Inc.	Real estate property	Commercial mortgage loan ($2,000 par due 12/2025)		4/1/2010	1,927	1,875	(13)
Aquila Binks Forest Development, LLC	Real estate developer	Commercial mortgage loan ($12,870 par due 6/2011)		4/1/2010	11,293	4,812	(13)
		Real estate equity interest		4/1/2010
					11,293	4,812
Cleveland East Equity, LLC	Hotel operator	Real estate equity interest (2,522,748 shares)		4/1/2010	1,026	2,051
Commons R-3, LLC	Real estate developer	Real estate equity interest		4/1/2010	—	—
Crescent Hotels & Resorts, LLC and affiliates(7)	Hotel operator	Senior subordinated loan ($433 par due 6/2010)		4/1/2010	433	444	(13)
		Senior subordinated loan ($4,124 par due 1/2012)		4/1/2010	1,475	—	(13)
		Senior subordinated loan ($4,348 par due 6/2017)		4/1/2010	1,482	1,288	(13)
		Senior subordinated loan ($2,722 par due 6/2017)		4/1/2010	928	1,963	(13)
		Senior subordinated loan ($5,974 par due 9/2012)		4/1/2010	2,051	—	(13)
		Senior subordinated loan ($263 par due 3/2013)		4/1/2010	263	—	(13)
		Senior subordinated loan ($2,112 par due 9/2011)		4/1/2010	—	—	(13)
		Senior subordinated loan ($3,078 par due 1/2012)		4/1/2010	—	—	(13)
		Senior subordinated loan ($2,926 par due 6/2017)		4/1/2010	—	—	(13)
		Senior subordinated loan ($2,050 par due 6/2017)		4/1/2010	—	—	(13)
		Senior subordinated loan ($4,826 par due 9/2012)		4/1/2010	—	—	(13)
		Preferred equity interest		4/1/2010	—	—
		Preferred equity interest		4/1/2010	—	43
		Common equity interest		4/1/2010	35	—
		Member interests		4/1/2010	—	—
					6,667	3,738

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
DI Safford, LLC	Hotel operator	Commercial mortgage loan ($5,311 par due 5/2032)		4/1/2010	2,757	2,750	(13)
Holiday Inn West Chester	Hotel property	Real estate owned		4/1/2010	3,513	3,330
Hot Light Brands, Inc.(7)	Real estate holding company	Senior secured loan ($27,393 par due 2/2011)		4/1/2010	4,875	4,629	(13)
		Common stock (93,500 shares)		4/1/2010	—	—
					4,875	4,629
MGP Park Place Equity, LLC	Office building operator	Commercial mortgage loan ($6,170 par due 5/2011)		4/1/2010	320	163	(13)
NPH, Inc.	Hotel property	Real estate equity interest		4/1/2010	5,291	6,907
Van Ness Hotel, Inc.	Hotel operator	Commercial mortgage loan ($3,750 par due 8/2013)		4/1/2010	1,027	—	(13)
		Commercial mortgage loan ($13,702 par due 12/2011)	5.50%	4/1/2010	13,702	11,291
		Real estate equity interests		4/1/2010	—	—
					14,729	11,291
					76,429	66,130		2.17%
Wholesale Distribution
BECO Holding Company, Inc.	Wholesale distributor of first response fire protection equipment and related parts	Common stock (25,000 shares)		7/30/2010	2,500	2,500
Stag-Parkway, Inc.(7)	Automotive aftermarket components supplier	Senior secured loan ($34,500 par due 12/2014)	12.50% (Libor + 11.00%/Q)	9/30/2010	34,500	34,500	(14)
		Preferred stock (4,200 shares)	16.50%	9/30/2010	2,328	4,200
		Common stock (10,200 shares)		9/30/2010	—	13,987
					36,828	52,687
					39,328	55,187		1.81%
Computers and Electronics
Interactive Technology Solutions, LLC	IT services provider	Senior secured loan ($7,944 par due 6/2015)	9.50% (Libor + 6.50%/Q)	10/21/2010	7,944	7,944	(14)
		Senior secured loan ($8,900 par due 6/2015)	9.50% (Libor + 6.50%/Q)	10/21/2010	8,900	8,900	(3)(14)
					16,844	16,844
Network Hardware Resale, Inc.	Networking equipment resale provider	Senior subordinated loan ($12,343 par due 12/2011)	12.00% (Base Rate + 6.00%/A)	4/1/2010	12,343	12,343	(2)(14)
		Convertible junior subordinated loan ($17,518 par due 12/2015)	9.75% PIK	4/1/2010	17,680	21,039	(4)
					30,023	33,382
TZ Merger Sub, Inc.	Healthcare enterprise software developer	Senior secured loan ($4,678 par due 8/2015)	6.75% (Base Rate + 3.50%/Q)	6/15/2009	4,597	4,678	(3)
					51,464	54,904		1.79%
Environmental Services
AWTP, LLC	Water treatment services	Junior secured loan ($4,755 par due 12/2012)		12/21/2005	4,755	1,517	(13)
		Junior secured loan ($2,086 par due 12/2012)		12/21/2005	2,086	666	(3)(13)
		Junior secured loan ($4,755 par due 12/2012)		12/21/2005	4,755	1,517	(13)
		Junior secured loan ($2,086 par due 12/2012)		12/21/2005	2,086	666	(3)(13)
					13,682	4,366
Mactec, Inc.	Engineering and environmental services	Class B-4 stock (16 shares)		11/3/2004	—	—
		Class C stock (5,556 shares)		11/3/2004	—	162
					—	162
Sigma International Group, Inc.(8)	Water treatment parts manufacturer	Junior secured loan ($1,833 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	1,833	1,283	(14)
		Junior secured loan ($917 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	917	642	(14)
		Junior secured loan ($2,778 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	2,778	1,944	(14)
		Junior secured loan ($4,000 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	4,000	2,800	(3)(14)
		Junior secured loan ($2,000 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	2,000	1,400	(3)(14)
		Junior secured loan ($6,060 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	6,060	4,242	(3)(14)
					17,588	12,311
Universal Environmental Services, LLC	Hydrocarbon recycling and related waste management services and products	Preferred member interest (15.00% interest)		4/1/2010	—	—
		Preferred member interest (850,242 shares)		4/1/2010	—	—
		Preferred member interest (7,099 shares)		4/1/2010	—	—
		Preferred member interest (763,889 shares)		4/1/2010	—	—
					—	—

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Waste Pro USA, Inc	Waste management services	Preferred Class A Common Equity (611,615 shares)		11/9/2006	12,263	16,861
Wastequip, Inc.(6)	Waste management equipment manufacturer	Senior subordinated loan ($12,669 par due 2/2015)		2/5/2007	12,581	760	(13)
		Common stock (13,889 shares)		2/2/2007	1,389	—
					13,970	760
					57,503	34,460		1.13%
Automotive Services
Driven Brands, Inc.(6)	Automotive aftermarket car care franchisor	Senior secured loan ($3,200 par due 10/2014)	6.50% (Libor + 5.00%/M)	5/12/2010	3,116	3,200	(3)(14)
		Senior secured loan ($520 par due 10/2014)	6.50% (Libor + 5.00%/M)	4/1/2010	506	520	(3)(14)
		Senior secured loan ($213 par due 10/2014)	7.00% (Base Rate + 3.75%/M)	4/1/2010	207	213	(3)
		Common stock (3,772,098 shares)		4/1/2010	4,939	6,308
					8,768	10,241
Penn Detroit Diesel Allison, LLC(7)	Diesel engine manufacturer	Member interest (70,249 shares)		4/1/2010	20,069	22,057
					28,837	32,298		1.06%
Containers—Packaging
Industrial Container Services, LLC(6)	Industrial container manufacturer, reconditioner and servicer	Senior secured loan ($1,033 par due 9/2011)	5.75% (Base Rate + 2.50%/Q)	9/30/2005	1,033	1,033
		Senior secured loan ($20 par due 9/2011)	4.26% (Libor + 4.00%/Q)	6/21/2006	20	20	(2)
		Senior secured loan ($101 par due 9/2011)	4.26% (Libor + 4.00%/Q)	6/21/2006	101	101	(2)
		Senior secured loan ($308 par due 9/2011)	4.26% (Libor + 4.00%/Q)	6/21/2006	308	308	(3)
		Senior secured loan ($1,539 par due 9/2011)	4.26% (Libor + 4.00%/Q)	6/21/2006	1,539	1,539	(3)
		Senior secured loan ($107 par due 9/2011)	4.26% (Libor + 4.00%/Q)	6/21/2006	107	107	(2)
		Senior secured loan ($1,642 par due 9/2011)	4.26% (Libor + 4.00%/Q)	6/21/2006	1,642	1,642	(3)
		Senior secured loan ($27 par due 9/2011)	5.75% (Base Rate + 2.50%/Q)	6/21/2006	27	27	(2)
		Senior secured loan ($410 par due 9/2011)	5.75% (Base Rate + 2.50%/Q)	6/21/2006	410	410	(3)
		Common units (1,800,000 units)		9/29/2005	1,800	15,203
					6,987	20,390
					6,987	20,390		0.67%
Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	Senior secured loan ($7,250 par due 10/2013)	4.76% (Libor + 4.50%/M)	10/11/2007	7,250	6,453	(2)(12)
		Senior secured loan ($11,500 par due 10/2013)	4.76% (Libor + 4.50%/M)	10/11/2007	11,500	10,235	(3)(12)
					18,750	16,688
					18,750	16,688		0.55%
Printing, Publishing and Media
EarthColor, Inc.(7)	Printing management services	Common stock (89,435 shares)		4/1/2010	—	—
LVCG Holdings LLC(7)	Commercial printer	Membership interests (56.53% interest)		10/12/2007	6,600	—
National Print Group, Inc.	Printing management services	Senior secured revolving loan ($1,141 par due 10/2012)	9.00% (Libor + 6.00%/Q)	3/2/2006	1,141	965	(14)
		Senior secured revolving loan ($1,250 par due 10/2012)	9.00% (Base Rate + 5.00%/Q)	3/2/2006	1,250	1,057	(14)
		Senior secured loan ($7,685 par due 10/2012)	14.00% (Libor + 6.00% Cash, 5.00% PIK/Q)	3/2/2006	7,359	7,091	(3)(4)(14)
		Senior secured loan ($187 par due 10/2012)	14.00% (Base Rate + 5.00% Cash, 5.00% PIK/Q)	3/2/2006	179	173	(3)(4)(14)
		Preferred stock (9,344 shares)		3/2/2006	2,000	—
					11,929	9,286
The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (29,969 shares)		9/29/2006	2,997	3,851
		Common stock (15,393 shares)		9/29/2006	3	4
					3,000	3,855
					21,529	13,141		0.43%

Company(1)	Industry	Investment	Interest(5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Aerospace and Defense
AP Global Holdings, Inc.	Safety and security equipment manufacturer	Senior secured loan ($6,274 par due 10/2013)	4.02% (Libor + 3.75%/M)	11/18/2007	6,243	6,274	(3)
Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00%	1/17/2008	87	87
		Common stock (1,885,195 shares)		1/17/2008	2,291	1,968
					2,378	2,055
					8,621	8,329		0.27%
Oil and Gas
Geotrace Technologies, Inc.	Reservoir processing, development	Warrants to purchase up to 43,356 shares of common stock		4/1/2010	54	—
		Warrants to purchase up to 26,622 shares of common stock		4/1/2010	33	—
		Warrants to purchase up to 80,063 shares of preferred stock		4/1/2010	1,738	207
		Warrants to purchase up to 130,390 shares of preferred stock		4/1/2010	1,067	337
					2,892	544
					2,892	544		0.02%
Housing—Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,956 par due 3/2013)		10/8/2004	8,991	179	(13)
		Common stock (2,743 shares)		10/8/2004	753	—
		Warrants to purchase up to 4,464 shares of common stock		10/8/2004	653	—
					10,397	179
					10,397	179		0.01%
					$4,291,955	$4,317,990		141.55%

(1)

Other than our investments listed in footnote 7 below, we do not “Control” any of our portfolio companies, as defined in the Investment Company Act of 1940 (the “Investment Company Act”). In general, under the Investment Company Act, we would “Control” a portfolio company if we owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. All of our portfolio company investments are subject to legal restrictions on sales which as of March 31, 2011 represented 135% of the Company’s net assets or 91% of the Company’s total assets.

The investments not otherwise pledged as collateral in respect of the Debt Securitization (as defined below) or the Revolving Funding Facility (as defined below) by the respective obligors thereunder are pledged as collateral by the Company and certain of its other subsidiaries for the Revolving Credit Facility (as defined below) (except for a limited number of exceptions as provided in the credit agreement governing the Revolving Credit Facility).

(2)

These assets are owned by the Company’s wholly owned subsidiary Ares Capital CP Funding LLC (“Ares Capital CP”), are pledged as collateral for the Revolving Funding Facility and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than Ares Capital CP’s obligations under the Revolving Funding Facility (see Note 5 to the consolidated financial statements).

(3)	Pledged as collateral for the Debt Securitization.

(4)	Has a payment-in-kind interest feature (see Note 2 to the consolidated financial statements).

(5)	Investments without an interest rate are non-income producing.

(6)

As defined in the Investment Company Act, we are deemed to be an “Affiliated Person” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2010 in which the issuer was an Affiliated company (but not a portfolio company that we “Control”) are as follows:

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
10th Street LLC	$23,171	$—	$—	$2,465	$—	$—	$—	$—	$(16)
Air Medical Group	$30,065	$11,955	$18,205	$106	$—	$—	$13	$14,909	$—
Apple & Eve, LLC and US Juice Partners, LLC	$3,500	$5,022	$2,816	$3,753	$—	$—	$47	$—	$36
BB&T Capital Partners	$13,943	$2,043	$—	$—	$—	$—	$—	$—	$3,804
Carador, PLC	$—	$—	$—	$—	$—	$616	$—	$—	$2,844
Campus Management Corp. and Campus Management Acquisition Corp.	$—	$43,462	$—	$4,829	$—	$—	$1	$—	$(197)
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC	$—	$—	$—	$297	$—	$—	$—	$—	$3,070
Direct Buy Holdings, Inc. and Direct Buy Investors LP	$78,350	$219	$—	$10,767	$—	$—	$—	$6	$826
Driven Brands, Inc.	$103,157	$41	$96,643	$3,032	$—	$—	$—	$843	$1,473
DSI Renal, Inc.	$1,505	$5,346	$7,991	$13,449	$—	$—	$57	$3,863	$24,699
Dwyer Group, Inc.	$42,100	$—	$—	$97	$813	$—	$—	$—	$—
Firstlight Financial Corporation	$—	$—	$—	$545	$—	$—	$312	$—	$(1,295)
Growing Family, Inc. and GFH Holdings, LLC	$—	$—	$—	$1,097	$—	$—	$—	$(7,659)	$1,668
Imperial Capital Group, LLC	$—	$—	$151	$—	$—	$1,509	$—	$—	$464
Industrial Container Services, LLC	$1,446	$10,692	$—	$391	$—	$—	$148	$—	$7,049
InSight Pharmaceuticals Corporation	$66,790	$—	$—	$6,325	$—	$—	$375	$—	$1,362
Investor Group Services, LLC	$100	$100	$—	$203	$—	$—	$20	$—	$64
Multi-Ad Services, Inc.	$2,666	$1,886	$—	$149	$—	$—	$17	$—	$578
Pillar Processing LLC and PHL Holding Co.	$—	$4,597	$—	$2,564	$—	$—	$36	$—	$(2,116)
Primis Marketing Group, Inc. and Primis Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(409)
Regency Equity Corp.	$2,007	$—	$—	$—	$—	$—	$—	$—	$(335)
Service Champ, Inc.	$28,463	$26,585	$28,463	$969	$—	$—	$75	$—	$—
Soteria Imaging Services, LLC	$4,080	$—	$142	$348	$—	$—	$—	$—	$(636)
VSS-Tranzact Holdings, LLC	$204	$—	$—	$—	$—	$—	$—	$—	$(1,579)

Universal Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
Universal Trailer Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
Wastequip, Inc.	$—	$—	$449	$—	$—	$—	$281	$3	$(759)

(7)

As defined in the Investment Company Act, we are deemed to be an “Affiliated Person” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). In addition, as defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the year ended December 31, 2010 in which the issuer was both an Affiliated company and a portfolio company that we Control are as follows:

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

*

Together with GE Commercial Finance Investment Advisory Services LLC (“GE”), we serve as co-managers of the Senior Secured Loan Fund LLC d/b/a the “Senior Secured Loan Program” (the “SSLP”). Investments and portfolio decisions made by the SSLP, as well as decisions relating to the operations of the SSLP, must generally be approved by both the Company and GE; therefore, although the Company owns more than 25% of the voting securities of the SSLP, the Company does not believe that it has control over the SSLP (for purposes of the Investment Company Act or otherwise).

(8)

Non-U.S. company or principal place of business outside the U.S. and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

(9)

Non-registered investment company under Section 3(c) of the Investment Company Act and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

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

(11)

In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 5% on $40 million aggregate principal amount outstanding of the portfolio company’s senior term debt previously syndicated by us.

(12)

In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.50% on $25 million aggregate principal amount outstanding of the portfolio company’s senior term debt previously syndicated by us.

(13)	Loan was on non-accrual status as of December 31, 2010.

(14)	Loan includes interest rate floor feature.

(15)

In addition to the interest earned based on the stated contractual interest rate of this security, the notes entitle us to receive a portion of the excess cash flow from the SSLP’s loan portfolio, which may result in a return to the Company greater than the contractual stated interest rate.

(16)

Public company with outstanding equity with a market value in excess of $250 million and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2011 (unaudited)

(in thousands, except per share data)

	Common Stock		Capital in Excess of	Accumulated Overdistributed Net Investment	Accumulated Net Realized Loss on Investments, Foreign Currency Transactions, Extinguishment of Debt and	Net Unrealized Gain on Investments and Foreign Currency	Total Stockholders’
	Shares	Amount	Par Value	Income	Other Assets	Transactions	Equity
Balance at December 31, 2010	204,419	$204	$3,205,326	$(11,336)	$(169,696)	$26,035	$3,050,533
Shares issued in connection with dividend reinvestment plan	333	1	5,468	—	—	—	5,469
Issuance of the Convertible Notes (see Note 5)	—	—	54,787	—	—	—	54,787
Net increase in stockholders’ equity resulting from operations	—	—	—	47,823	53,709	22,234	123,766
Dividend declared ($0.35 per share)	—	—	—	(71,547)	—	—	(71,547)
Balance at March 31, 2011	204,752	$205	$3,265,581	$(35,060)	$(115,987)	$48,269	$3,163,008

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	For the three months ended
	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$123,766	$76,415
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Realized loss from extinguishment of debt	8,860	—
Net realized (gains) losses from investment and foreign currency transactions	(62,569)	4,881
Net unrealized (gains) from investment and foreign currency transactions	(22,234)	(49,591)
Net accretion of discount on securities	(3,999)	(993)
Increase in accrued payment-in-kind interest and dividends	(11,038)	(7,134)
Collections of payment-in-kind interest and dividends	14,273	8,158
Amortization of debt issuance costs	2,799	2,687
Accretion of discount on the Allied Unsecured Notes	2,303	—
Accretion of discount on the Convertible Notes	1,252	—
Depreciation	304	163
Proceeds from sales and repayments of investments	579,774	280,335
Purchases of investments	(490,032)	(305,174)
Changes in operating assets and liabilities:
Interest receivable	71	2,697
Other assets	(4,932)	(1,818)
Management and incentive fees payable	10,882	(49,895)
Accounts payable and accrued expenses	(2,403)	3,041
Interest and facility fees payable	(4,230)	521
Net provided by (used in) operating activities	142,847	(35,707)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	277,207
Borrowings on debt	976,958	195,000
Repayments and repurchases of debt	(885,051)	(392,947)
Debt issuance costs	(23,195)	(16,439)
Dividends paid in cash	(66,078)	(42,528)
Net cash provided by financing activities	2,634	20,293
CHANGE IN CASH AND CASH EQUIVALENTS	145,481	(15,414)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	100,752	99,227
CASH AND CASH EQUIVALENTS, END OF PERIOD	$246,233	$83,813
Supplemental Information:
Interest paid during the period	$24,077	$4,953
Taxes, including excise tax, paid during the period	$7,395	$14
Dividends declared during the period	$71,547	$46,516

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2011 (unaudited)

(in thousands, except per share data, percentages and as otherwise indicated; for example, with the words “million,” “billion,” or otherwise)

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

On April 1, 2010, we consummated our acquisition of Allied Capital Corporation (“Allied Capital”), in an all stock merger where each existing share of common stock of Allied Capital was exchanged for 0.325 shares of our common stock (the “Allied Acquisition”). The Allied Acquisition was valued at approximately $908 million as of April 1, 2010. In connection therewith, we issued approximately 58.5 million shares of our common stock to Allied Capital’s then-existing stockholders, thereby resulting in our then-existing stockholders owning approximately 69% of the combined company and then-existing Allied Capital stockholders owning approximately 31% of the combined company (see Note 15).

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

We are externally managed by Ares Capital Management LLC (“Ares Capital Management” or our “investment adviser”), a wholly owned subsidiary of Ares Management LLC (“Ares Management”), a global alternative asset manager and a Securities and Exchange Commission (“SEC”) registered investment adviser. Ares Operations LLC (“Ares Operations” or our “administrator”), a wholly owned subsidiary of Ares Management, provides the administrative services necessary for us to operate.

Interim financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2011.

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

As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (an estimate of the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our valuation.

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

•                  Preliminary valuations are reviewed and discussed with our investment adviser’s management and investment professionals, and then valuation recommendations are presented to our board of directors.

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

Effective January 1, 2008, the Company adopted Accounting Standards Codification (“ASC”) 820-10 (previously Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements), which expands the application of fair value accounting for investments (see Note 8). Investments acquired as part of the Allied Acquisition were accounted for in accordance with ASC 805-10 (previously SFAS No. 141(R), Business Combinations), which requires that all assets be recorded at fair value. As a result, the initial amortized cost basis and fair value for the acquired investments were the same at April 1, 2010 (see Note 15).

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

Payment-in-Kind Interest

The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. For the three months ended March 31, 2011 and 2010, $11,038 and $7,134, respectively, in PIK income were recorded. Of the PIK income recorded for the three months ended March 31, 2011, $6,667 was PIK income from investments acquired as part of the Allied Acquisition.  For the three months ended March 31, 2011 and 2010, $14,273 and $8,158, respectively, of PIK income was collected.  Of the $14,273 of PIK income collected for the three months ended March 31, 2011, $6,754 was from investments acquired as part of the Allied Acquisition.

Capital Structuring Service Fees and Other Income

The Company’s investment adviser seeks to provide assistance to our portfolio companies in connection with the Company’s investments and in return the Company may receive fees for capital structuring services. These fees are generally only available to the Company as a result of the Company’s underlying investments, are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Company’s investment adviser provides vary by investment, but generally include reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from multiple equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice, which concludes upon closing of the investment. Any services of the above nature subsequent to the closing would generally generate a separate fee payable to the Company. In certain instances where the Company is invited to participate as a co-lender in a transaction and does not provide significant services in connection with the investment, a portion of loan fees paid to the Company in such situations will be deferred and amortized over the estimated life of the loan. The Company’s investment adviser may also take a seat on the board of directors of a portfolio company, or observe the meetings of the board of directors without taking a formal seat.

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

U.S. Federal Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs.  To qualify as a RIC, the Company must, among other things, timely distribute to its stockholders at least 90% of its investment company taxable income, as defined by the Code, for each year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income. For the three months ended March 31, 2011 a net expense of $770 was recorded for U.S. federal excise tax.  For the three months ended March 31, 2010, a net benefit of $70 was recorded for U.S. federal excise tax.

Certain of our wholly owned subsidiaries are subject to U.S. federal and state income taxes. For the three months ended March 31, 2011, we recorded a tax expense of approximately $1,277 for these subsidiaries, and for the three months ended March 31, 2010, we recorded a tax benefit of approximately $92 for these subsidiaries.

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

We have adopted a dividend reinvestment plan that provides for reinvestment of any distributions we declare in cash on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividend. While we generally use primarily newly issued shares to implement the dividend reinvestment plan (especially if our shares are trading at a premium to net asset value), we may purchase shares in the open market in connection with our obligations under the dividend reinvestment plan. In particular, if our shares are trading at a significant enough discount to net asset value and we are otherwise permitted under applicable law to purchase such shares, we intend to purchase shares in the open market in connection with our obligations under our dividend reinvestment plan.

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

The incentive fee has two parts. The first part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the administration agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that we have not yet received in cash. Our investment adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued interest that we never actually receive.

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

Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 2.0% per quarter. If market credit spreads rise, we may be able to invest our funds in debt instruments that provide for a higher return, which may increase our pre-incentive fee net investment income and make it easier for our investment adviser to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. To the extent we have retained pre-incentive fee net investment income that has been used to calculate this part of the incentive fee, it is also included in the amount of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds) used to calculate the 1.5% base management fee.

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

We defer cash payment of any incentive fee otherwise earned by our investment adviser if during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made the sum of (a) the aggregate distributions to our stockholders and (b) the change in net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) is less than 8.0% of our net assets (defined as total assets less indebtedness) at the beginning of such period.  These calculations are adjusted for any share issuances or repurchases. Any deferred incentive fees are carried over for payment in subsequent calculation periods to the extent such payment is payable under the investment advisory and management agreement.

The Capital Gains Fee due to our investment adviser as calculated under the investment advisory and management agreement (as described above) for the three months ended March 31, 2011 was $0. However, in accordance with GAAP, the Company accrued a capital gains incentive fee of $15,115 for the three months ended March 31, 2011 bringing the total GAAP accrual to $30,724 as of

March 31, 2011. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the Capital Gains Fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual Capital Gains Fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. There was no similar GAAP accrual for the three months ended March 31, 2010.

For the three months ended March 31, 2011, base management fees were $16,730, incentive management fees related to pre-incentive fee net investment income were $15,826 and incentive management fees related to realized capital gains were $15,115.

As of March 31, 2011, $63,280 was included in “management and incentive fees payable” in the accompanying consolidated balance sheet, of which $32,556 is currently payable to the Company’s investment adviser under the investment advisory and management agreement.

For the three months ended March 31, 2010, base management fees were $8,456, incentive management fees related to realized pre-incentive fee net investment income were $8,144 and there were no incentive management fees related to capital gains.

Administration Agreement

We are party to a separate administration agreement, referred to herein as the “administration agreement”, with our administrator, Ares Operations an affiliate of our investment adviser and a wholly owned subsidiary of Ares Management. Pursuant to the administration agreement, Ares Operations furnishes us with office equipment and clerical, bookkeeping and record keeping services at our office facilities. Under the administration agreement, Ares Operations also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology, and investor relations, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Operations assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under our administration agreement are equal to an amount based upon our allocable portion of Ares Operations’ overhead and other expenses (including travel expenses) incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our officers (including our chief compliance officer, chief financial officer, general counsel, secretary and treasurer) and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

For the three months ended March 31, 2011 and 2010, we incurred $2,425 and $1,231, respectively, in administrative fees. As of March 31, 2011, $2,425 was unpaid and included in “accounts payable and accrued expenses” in the accompanying consolidated balance sheet.

4.                                      INVESTMENTS

As of March 31, 2011 and December 31, 2010, investments consisted of the following:

	March 31, 2011		December 31, 2010
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
Senior term debt	$1,835,550	$1,830,962	$1,722,130	$1,695,532
Senior subordinated debt	876,394	822,852	1,055,441	1,014,514
Subordinated Notes of SSLP	660,712	681,255	537,438	561,674
Collateralized loan obligations	107,362	107,958	219,324	261,156
Equity securities	697,666	787,883	716,601	751,202
Commercial real estate	37,080	32,123	41,021	33,912
Total	$4,214,764	$4,263,033	$4,291,955	$4,317,990

(1)                                  The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt investments using the effective interest method.

The industrial and geographic compositions of our portfolio at fair value at March 31, 2011 and December 31, 2010 were as follows:

	As of
	March 31, 2011	December 31, 2010
Industry
Investment Funds(1)	20.8%	21.4%
Healthcare Services	16.5	15.6
Business Services	10.8	12.2
Restaurants and Food Services	9.0	8.8
Financial Services	7.5	6.7
Consumer Products	6.2	8.3
Education	5.1	5.2
Other Services	4.9	3.3
Manufacturing	4.3	4.2
Food and Beverage	2.5	2.4
Telecommunications	2.4	2.5
Environmental Services	2.2	0.8
Commercial Real Estate	1.5	1.5
Retail	1.4	2.4
Wholesale Distribution	1.3	1.3
Other	3.6	3.4
Total	100.0%	100.0%

(1)                                  Includes our investment in the SSLP (as defined below), which represented 16.0%  and 13.0% of the Company’s total portfolio at fair value as of March 31, 2011 and December 31, 2010, respectively.  The SSLP had issued loans to 22 and 20 different issuers as of March 31, 2011 and December 31, 2010, respectively. The portfolio companies in the SSLP are in industries similar to the companies in our portfolio.

	As of
	March 31, 2011	December 31, 2010
Geographic Region
West	40.3%	34.5%
Mid-Atlantic	19.3	24.4
Southeast	19.1	16.5
Midwest	17.2	20.2
International	3.0	3.0
Northeast	1.1	1.4
Total	100.0%	100.0%

As of March 31, 2011, 4.8% of total investments at amortized cost (or 2.6% of total investments at fair value), were on non-accrual status, including 2.2% of total investments at amortized cost (or 1.5% of total investments at fair value) of investments acquired as part of the Allied Acquisition. As of December 31, 2010, 3.8% of total investments at amortized cost (or 1.3% of total investments at fair value), were on non-accrual status, including 1.5% of total investments at amortized cost (or 1.0% of total investments at fair value) of investments acquired as part of the Allied Acquisition.

SSLP

In October 2009, the Company completed its acquisition from Allied Capital of subordinated notes (the “SSLP Notes”) issued by the Senior Secured Loan Fund LLC, now called the “Senior Secured Loan Program” (the “SSLP”). The SSLP was formed in December 2007 to invest in “stretch senior” or “unitranche” loans (loans that combine both senior and subordinated debt, generally in a first lien position) of middle-market companies.

The SSLP has committed capital of approximately $5.1 billion, approximately $2.9 billion in aggregate principal amount of which was funded at March 31, 2011. At March 31, 2011, the Company’s total commitment to the SSLP was $958,794, of which $287,359 was unfunded. The SSLP is capitalized as transactions are completed. Together with GE Commercial Finance Investment Advisory Services LLC (“GE”), we serve as co-managers of the SSLP and both investment and portfolio management decisions made by the SSLP as well as decisions relating to the operations of the SSLP must generally be approved by both the Company and GE. The amortized cost and fair value of the SSLP Notes was $660,712 and $681,255, respectively, at March 31, 2011, and $537,439 and $561,674, respectively, at December 31, 2010. The SSLP Notes pay a weighted average coupon of approximately LIBOR plus 8.0% and also entitle the Company to receive a portion of the excess cash flow from the loan portfolio, which may result in a return greater than the contractual coupon. The Company is also entitled to certain other sourcing and management fees in connection with the SSLP. The Company’s yield on its investment in the SSLP at fair value was 16.0% and 15.8% at March 31, 2011 and December 31, 2010, respectively. For the three months ended March 31, 2011 and 2010, the Company earned interest income of $23,321 and $7,237, respectively, on the SSLP Notes.

As of March 31, 2011 and December 31, 2010, the SSLP had total assets of $2.9 billion and $2.6 billion, respectively. GE’s investment in the SSLP consisted of senior notes of $2.1 billion and $1.9 billion and subordinated notes of $96 million and $78 million at March 31, 2011 and December 31, 2010, respectively. The SSLP Notes owned by the Company are junior to the senior notes invested by GE and the Company owned 87.5% of the outstanding class of the subordinated notes as of March 31, 2011.

The SSLP’s portfolio consisted of senior and unitranche loans to 22 and 20 different issuers as of March 31, 2011 and December 31, 2010, respectively. At March 31, 2011 and December 31, 2010, the portfolio was comprised of all first lien senior secured debt issued by U.S. middle-market companies and none of the loans were on non-accrual status. At March 31, 2011 and December 31, 2010, the single largest issuer in the SSLP’s portfolio in aggregate principal amount was $290.0 million and $270.0 million, respectively, and the top five issuers totaled $1.3 billion and $1.1 billion, respectively. The portfolio companies in the SSLP are in industries similar to the companies in Ares Capital’s portfolio.

5.                                      BORROWINGS

In accordance with the Investment Company Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of March 31, 2011 our asset coverage for borrowed amounts was 321%.

Our debt obligations consisted of the following as of March 31, 2011 and December 31, 2010:

	As of
	March 31, 2011				December 31, 2010
	Carrying Value(1)		Total Available(2)		Carrying Value(1)		Total Available(2)
Revolving Funding Facility	$—		$400,000		$242,050		$400,000
Revolving Credit Facility	—		810,000	(3)	146,000		810,000	(3)
Debt Securitization	138,595		170,248		155,297		183,190
2011 Notes (principal amount outstanding of $0 and $300,584, respectively)	—		—		296,258	(4)	300,584
2012 Notes (principal amount outstanding of $161,210)	158,705	(4)	161,210		158,108	(4)	161,210
February 2016 Convertible Notes (principal amount outstanding of $575,000)	535,973	(5)	575,000		—		—
June 2016 Convertible Notes (principal amount outstanding of $230,000)	213,929	(5)	230,000		—		—
2040 Notes (principal amount outstanding of $200,000)	200,000		200,000		200,000		200,000
2047 Notes (principal amount outstanding of $230,000)	180,842	(4)	230,000		180,795	(4)	230,000
	$1,428,044	(6)	$2,776,458		$1,378,508	(6)	$2,284,984

(1)                                  Except for the Allied Unsecured Notes and the Convertible Notes (as defined below), all carrying values are the same as the principal amounts outstanding.

(2)                                  Subject to borrowing base and leverage restrictions.

(3)                                  Includes an “accordion” feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $1,050,000.

(4)                                  Represents the aggregate principal amount outstanding of the applicable series of notes less the unaccreted discount initially recorded as a part of the Allied Acquisition. The total unaccreted discount on the Allied Unsecured Notes was $51,663 and $56,633 at March 31, 2011 and December 31, 2010, respectively.

(5)                                  Represents the aggregate principal amount outstanding of the Convertible Notes (as defined below) less the unaccreted discount initially recorded upon issuance of the Convertible Notes.  The total unaccreted discount for the February 2016 Convertible Notes and the June 2016 Convertible Notes was $39,027 and $16,071, respectively, at March 31, 2011.

(6)                                  Total principal amount of debt outstanding totaled $1,534,805 and $1,435,141 at March 31, 2011 and December 31, 2010, respectively.

The weighted average stated interest rate of all our debt obligations at principal as of March 31, 2011 and December 31, 2010 was 5.7% and 5.2%, respectively.

Revolving Funding Facility

In October 2004, we formed Ares Capital CP Funding LLC (“Ares Capital CP”), a wholly owned subsidiary of the Company, through which we established a revolving securitized facility (as amended, the “Revolving Funding Facility”). The Revolving Funding Facility allows Ares Capital CP to borrow up to $400 million.  In connection with the January 22, 2010 amendment, we entered into an Amended and Restated Purchase and Sale Agreement with Ares Capital CP Funding Holdings LLC, our wholly owned subsidiary (“CP Holdings”), pursuant to which we may sell to CP Holdings certain loans that we have originated or acquired (the “Loans”) from time to time, which CP Holdings will subsequently sell to Ares Capital CP, which is a wholly owned subsidiary of CP Holdings.   The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP.

The January 22, 2010 amendment to the Revolving Funding Facility, among other things, extended the maturity date of the facility to January 22, 2013.  On January 18, 2011, we and Ares Capital CP amended the Revolving Funding Facility to, among other things, provide for a three year reinvestment period until January 18, 2014 (with two one-year extension options, subject to our and our lenders’ consent) and extend the stated maturity date to January 18, 2016 (with two one-year extension options, subject to our and our lenders’ consent).

As part of the Revolving Funding Facility, we and Ares Capital CP are subject to limitations as to how borrowed funds may be used including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of VFC that we may issue from time to time. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge offs, violation of which could result in the early amortization of the Revolving Funding Facility and limit further advances under the Revolving Funding Facility and in some cases could be an event of default. The Revolving Funding Facility is also subject to a borrowing base that applies different advance rates to assets held in Ares Capital CP. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the Revolving Funding Facility. As of March 31, 2011, the Company and Ares Capital CP were in material compliance with the terms of the Revolving Funding Facility.

As of March 31, 2011, there were no amounts outstanding under the Revolving Funding Facility and as of December 31, 2010, there was $242,050 outstanding under the Revolving Funding Facility. The Revolving Funding Facility is secured by all the assets held by Ares Capital CP.

Prior to the January 22, 2010 amendment, the interest rate charged on the Revolving Funding Facility was the commercial paper rate plus 3.50%. After January 22, 2010, subject to certain exceptions, the interest charged on the Revolving Funding Facility is based on LIBOR plus an applicable spread of between 2.25% and 3.75% or on a “base rate” (which is the higher of a prime rate, or the federal funds rate plus 0.50%) plus an applicable spread of between 1.25% to 2.75%, in each case, based on a pricing grid depending upon our credit rating. As of March 31, 2011, for the three months ended March 31, 2011 and for the period from January 22, 2010 through March 31, 2010, the effective LIBOR spread under the Revolving Funding Facility was 2.75%. As of March 31, 2011 and December 31, 2010, the rate in effect was one month LIBOR, which was 0.24% and 0.26%, respectively.

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

The components of interest and credit facility fees expense, cash paid for interest expense, average interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the three months ended March 31,
	2011	2010
Stated interest expense	$677	$1,710
Facility fees	1,012	657
Amortization of debt issuance costs	525	429
Total interest and credit facility fees expense	$2,214	$2,796
Cash paid for interest expense	$2,352	$2,119
Average stated interest rate	3.0%	3.2%
Average outstanding balance	$89,919	$216,575

Revolving Credit Facility

In December 2005, we entered into a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), under which, as amended, the lenders agreed to extend credit to the Company. The Revovling Credit Facility matures on January 22, 2013 and has commitments totaling $810,000.  The Revolving Credit Facility also includes an “accordion” feature that allows the Company under certain circumstances, to increase the size of the facility to a maximum of $1,050,000. The Revolving Credit Facility generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR-based loans, and monthly payments of interest on other loans. All principal is due upon maturity.

Under the Revolving Credit Facility, we are required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries, of not less than 2.0:1.0, (f) maintaining minimum liquidity, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and its subsidiaries. As of March 31, 2011, the Company was in material compliance with the terms of the Revolving Credit Facility.

In addition to the asset coverage ratio described above, borrowings under the Revolving Credit Facility (and the incurrence of certain other permitted debt) will be subject to compliance with a borrowing base that will apply different advance rates to different types of assets in our portfolio.

As of March 31, 2011, there were no amounts outstanding under the Revolving Credit Facility and December 31, 2010, there was $146,000 outstanding under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $100,000 as of March 31, 2011 and December 31, 2010. As of March 31, 2011 and December 31, 2010, the Company had $4,724 and $7,281 in standby letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued. At March 31, 2011, subject to borrowing base availability,  there was $805,276 available for borrowing (net of standby letters of credit issued) under the Revolving Credit Facility.

Prior to amending and restating the Revolving Credit Facility on January 22, 2010, subject to certain exceptions, pricing on the Revolving Credit Facility was based on LIBOR plus 1.00% or on an “alternate base rate” (which was the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%). After January 22, 2010, subject to certain exceptions, pricing under the Revolving Credit Facility is based on LIBOR plus an applicable spread of between 2.50% and 4.00% or on the “alternate base rate” plus an applicable spread of between 1.50% and 3.00%, in each case, based on a pricing grid depending upon our credit rating. As of March 31, 2011, for the three months ended March 31, 2011 and for the period from January 22, 2010 through March 31, 2010, the effective LIBOR spread under the Revolving Credit Facility was 3.00%. As of March 31, 2011, the one, two, three and six month LIBOR was 0.24%, 0.27%, 0.30% and 0.46%, respectively. As of December 31, 2010, the one, two, three and six month LIBOR was 0.26%, 0.28%, 0.30% and 0.46%, respectively.

In addition to the stated interest expense on the Revolving Credit Facility, the Company is required to pay a commitment fee of 0.50% per annum on any unused portion of the Revolving Credit Facility and a letter of credit fee of 3.25% per annum on letters of credit issued, both of which are payable quarterly. In connection with the expansion and extension of the Revolving Credit Facility in January 2010, we paid arrangement fees totaling approximately $15,600.

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

The components of interest and credit facility fees expense, cash paid for interest expense, average interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the three months ended March 31,
	2011	2010
Stated interest expense(1)	$222	$2,633
Facility fees	1,050	702
Amortization of debt issuance costs	1,594	1,988
Total interest and credit facility fees expense	$2,866	$5,323
Cash paid for interest expense(1)	$563	$2,441
Average stated interest rate(1)	3.3%	3.2%
Average outstanding balance	$26,656	$325,216

(1)                                  The stated interest expense, cash paid for interest expense and average stated interest rate for the three months ended March 31, 2010 reflect the impact of the interest rate swap agreement entered into by the Company in October 2008 and terminated in December 2010 whereby the Company paid a fixed interest rate of 2.985% and received a floating rate based on the prevailing three-month LIBOR. See Note 6 for more information on the interest rate swap agreement.

Debt Securitization

In July 2006, through ARCC Commercial Loan Trust 2006, a vehicle serviced by our wholly owned subsidiary, ARCC CLO 2006 LLC, the Company completed a $400,000 debt securitization (the “Debt Securitization”) and issued approximately $314,000 aggregate principal amount of asset-backed notes (including revolving notes in an aggregate amount of up to $50,000, $18,347 of which were drawn down as of March 31, 2011) (the “CLO Notes”) to third parties that were secured by a pool of middle-market loans purchased or originated by the Company. The Company initially retained approximately $86,000 of aggregate principal amount of certain “BBB” and non-rated securities in the Debt Securitization and has subsequently repurchased $34,790 of the CLO Notes, bringing our total holdings of CLO Notes to $120,790 (the “Retained Notes”). The CLO Notes are included in the consolidated balance sheet.

During the three months ended March 31, 2011, we repaid $5,639, $3,760 and $7,303 of the Class A-1-A, Class A-1A-VFN and Class A-2A Notes, respectively. The CLO Notes mature on December 20, 2019, and, as of March 31, 2011, there was $138,595 outstanding under the Debt Securitization (excluding the Retained Notes). The blended pricing of the CLO Notes, excluding fees, is approximately 3-month LIBOR plus 37 basis points.

During the first five years from the closing date, principal collections received on the underlying collateral may be used to purchase new collateral, allowing us to maintain the initial leverage in the securitization for the entire five-year period. This reinvestment period ends on June 21, 2011.

The Class A-1A VFN Notes are a revolving class of secured notes and allow us to borrow and repay AAA/Aaa financing over the initial five-year period thereby providing more efficiency in funding costs. All of the notes are secured by the assets of ARCC Commercial Loan Trust 2006, including commercial loans totaling $308,100 as of the closing date, which were sold to the trust by the Company, the originator and servicer of the assets. As of March 31, 2011, there were 41 investments securing the CLO Notes. Additional commercial loans have been purchased by the trust from the Company primarily using the proceeds from the Class A-1A VFN Notes as well as proceeds from loan repayments. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. Under the terms of the Debt Securitization, up to 15% of the collateral may be subordinated loans that are neither first nor second lien loans. As of March 31, 2011, the Company was in material compliance with the terms of the Debt Securitization.

The classes, amounts and interest rates (expressed as a spread to LIBOR) of the CLO Notes as of March 31, 2011 and December 31, 2010 are as follows:

	As of
	March 31, 2011		December 31, 2010
Class	Amount	LIBOR Spread (basis points)	Amount	LIBOR Spread (basis points)
A-1A	$27,522	25	$33,161	25
A-1A VFN(1)	18,347	28	22,107	28
A-1B	14,000	37	14,000	37
A-2A	13,516	22	20,819	22
A-2B	33,000	35	33,000	35
B	9,000	43	9,000	43
C	23,210	70	23,210	70
Total	$138,595		$155,297

(1)                                  Revolving Notes, in an aggregate amount of up to $50,000.

The interest charged under the Debt Securitization is based on 3-month LIBOR, which as of March 31, 2011 was 0.30% and as of December 31, 2010 was 0.30%. The blended pricing of the CLO Notes, excluding fees, at March 31, 2011, was approximately 3-month LIBOR plus 37 basis points and at December 31, 2010, was approximately 3-month LIBOR plus 36 basis points.

The Company is also required to pay a commitment fee of 0.175% for any unused portion of the Class A-1A VFN Notes through June 21, 2011.

The components of interest and credit facility fees expense, cash paid for interest expense, average interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Debt Securitization are as follows:

	For the three months ended March 31,
	2011	2010
Stated interest expense	$255	$381
Facility fees	11	—
Amortization of debt issuance costs	88	88
Total interest and credit facility fees expense	$354	$469
Cash paid for interest expense	$261	$390
Average stated interest rate	0.7%	0.6%
Average outstanding balance	$153,256	$272,495

Unsecured Notes

Allied Unsecured Notes

As part of the Allied Acquisition, the Company assumed all outstanding debt obligations of Allied Capital, including Allied Capital’s unsecured notes which consisted of 6.625% Notes due on July 15, 2011 (the “2011 Notes”), 6.000% Notes due on April 1, 2012 (the “2012 Notes”) and 6.875% Notes due on April 15, 2047 (the “2047 Notes” and, together with the 2011 Notes and the 2012 Notes, the “Allied Unsecured Notes”).

As of March 31, 2011 and December 31, 2010, the Company had the following outstanding Allied Unsecured Notes:

	As of
	March 31, 2011		December 31, 2010
	Outstanding Principal	Carrying Value(1)	Outstanding Principal	Carrying Value(1)
2011 Notes	$—	$—	$300,584	$296,258
2012 Notes	161,210	158,705	161,210	158,108
2047 Notes	230,000	180,842	230,000	180,795
Total	$391,210	$339,547	$691,794	$635,161

(1)                                  Represents the principal amount of the Allied Unsecured Notes less the unaccreted discount initially recorded as a part of the Allied Acquisition

On March 16, 2011, we redeemed the remaining balance of the 2011 Notes for a total redemption price (including a redemption premium) of approximately $306,800, which resulted in a loss on the extinguishment of debt of $8,860, in accordance with the terms of the indenture governing the 2011 Notes. The 2012 Notes bear interest at a rate of 6.000% and mature on April 1, 2012. The 2012 Notes require payment of interest semi-annually, and all principal is due upon maturity. On March 28, 2011 we notified the holders of the 2012 Notes that we were redeeming the $161,210 aggregate principal amount of the 2012 Notes remaining outstanding, together with a redemption premium, in accordance with the terms of the indenture governing the 2012 Notes (see Note 17).

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

For the three months ended March 31, 2011, the Company incurred $10,520 of stated interest expense in connection with the Allied Unsecured Notes, respectively, and the cash paid for interest on the Allied Unsecured Notes was $17,284. In accordance with ASC 805-10, the initial carrying value of the Allied Unsecured Notes was equal to the fair value as of April 1, 2010 resulting in an initial unaccreted discount from the principal value of the Allied Unsecured Notes of approximately $65,800. For the three months ended March 31, 2011, we recorded $2,303 of accretion expense related to this discount which was included in “interest and credit facility fees” in the accompanying statement of operations.

2040 Notes

On October 21, 2010, we issued $200,000 in aggregate principal amount of senior unsecured notes that mature on October 15, 2040 (the “2040 Notes”) that may be redeemed in whole or in part at our option at any time or from time to time on or after October 15, 2015, at a par redemption price of $25 per security plus accrued and unpaid interest. The principal amount of the 2040 Notes will be payable at maturity. The 2040 Notes bear interest at a rate of 7.75% per year, payable quarterly commencing on January 15, 2011. For the three months ended March 31, 2011, the Company incurred $3,875 of interest expense on the 2040 Notes and the cash paid for interest on the 2040 Notes was $3,617. Also for the three months ended March 31, 2011, the Company incurred $58 in amortization of debt issuance costs related to the 2040 Notes.

The Allied Unsecured Notes and the 2040 Notes contain certain covenants, including covenants requiring Ares Capital to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions. As of March 31, 2011, the Company was in material compliance with the limitations and requirements of the Allied Unsecured Notes and the 2040 Notes.

Convertible Notes

February 2016 Convertible Notes.  In January 2011, we issued $575,000 of unsecured convertible senior notes that mature on February 1, 2016 (the “February 2016 Convertible Notes”), unless previously converted or repurchased in accordance with their terms. We do not have the right to redeem the February 2016 Convertible Notes prior to maturity.  The February 2016 Convertible Notes bear interest at a rate of 5.75% per year, payable semi-annually. In certain circumstances, the February 2016 Convertible Notes will be convertible into cash, shares of Ares Capital’s common stock or a combination of cash and shares our common stock, at our election, at an initial conversion rate of 52.2766 shares of common stock per one thousand dollar principal amount of the February 2016 Convertible Notes, which is equivalent to an initial conversion price of approximately $19.13 per share of our common stock, subject to customary anti-dilution adjustments. The initial conversion price was approximately 17.5% above the $16.28 per share closing price of our common stock on January 19, 2011. At March 31, 2011, the principal amount of the February 2016 Convertible Notes exceeded the value of the underlying shares multiplied times the per share closing price of our common stock.

The February 2016 Convertible Notes are Ares Capital’s senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the February 2016 Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

Prior to the close of business on the business day immediately preceding August 15, 2015, holders may convert their February 2016 Convertible Notes only under certain circumstances set forth in the indenture governing the terms of the February 2016 Convertible Notes (the “February 2016 Indenture”). On or after August 15, 2015 until the close of business on the scheduled trading day immediately preceding February 1, 2016, holders may convert their February 2016 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock, subject to the requirements of the February 2016 Indenture.

In addition, if we engage in certain corporate events as described in the February 2016 Indenture, holders of the February 2016 Convertible Notes may require us to repurchase for cash all or part of their February 2016 Convertible Notes at a repurchase price equal to 100% of the principal amount of the February 2016 Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

The February 2016 Indenture contains certain covenants, including covenants requiring us to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of the February 2016 Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the February 2016 Indenture.  As of March 31, 2011, the Company was in material compliance with the covenants of the February 2016 Indenture.

The February 2016 Convertible Notes are accounted for in accordance with ASC 470-20 (previously FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”). Upon conversion of any February 2016 Convertible Note, we intend to pay the outstanding principal amount in cash and to the extent that the conversion value exceeds the principal amount, we have the option to pay in cash or shares of our common stock (or a combination of cash and shares) in respect of the excess amount, subject to the requirements of the February 2016 Indenture.  The Company has determined that the embedded conversion option in the February 2016 Convertible Notes is not required to be separately accounted for as a derivative under GAAP. In accounting for the February 2016 Convertible Notes, we estimated at the time of issuance that the values of the debt and equity components of the February 2016 Convertible Notes were approximately 93% and 7%, respectively. The original issue discount equal to the equity component of 7% of the February 2016 Convertible Notes was recorded in “capital in excess of par value” in the accompanying consolidated balance sheet. As a result, we will record interest expense comprised of both stated interest expense as well as accretion of the original issue discount.  Additionally, the issuance costs associated with the February 2016 Convertible Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.   At the time of issuance, the debt issuance costs and equity issuance costs were $14,672 and $1,104, respectively.  At the time of issuance and as of March 31, 2011, the equity component, net of issuance costs, as recorded in the “capital in excess of par value” in the balance sheet was $40,250.  As of March 31, 2011, the components of the carrying value of the February 2016 Convertible Notes were as follows:

As of March 31, 2011
Principal amount of debt	$575,000
Original issue discount, net of accretion	(39,027)
Carrying value of debt	$535,973

For the three months ended March 31, 2011, the components of interest expense and cash paid for interest expense for the February 2016 Convertible Notes were as follows:

For the three months ended March 31, 2011
Stated interest expense	$6,061
Accretion of original issue discount	1,223
Amortization of debt issuance cost	532
Total interest expense	$7,816
Cash paid for interest expense	$—

The estimated effective interest rate of the debt component of the February 2016 Convertible Notes, equal to the stated interest of 5.75% plus the accretion of the original issue discount, was approximately 7.4% for the three months ended March 31, 2011.

June 2016 Convertible Notes. In March 2011, we issued $230,000 of unsecured convertible senior notes that mature on June 1, 2016 (the “June 2016 Convertible Notes” and, together with the February 2016 Convertible Notes, the “Convertible Notes”), unless previously converted or repurchased in accordance with their terms. We do not have the right to redeem the June 2016 Convertible Notes prior to maturity.  The June 2016 Convertible Notes bear interest at a rate of 5.125% per year, payable semi-annually. In certain circumstances, the June 2016 Convertible Notes will be convertible into cash, shares of Ares Capital’s common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 52.5348 shares of common stock per one thousand dollar principal amount of the June 2016 Convertible Notes, which is equivalent to an initial conversion price of approximately $19.04 per share of our common stock, subject to customary anti-dilution adjustments. The initial conversion price was approximately 17.5% above the $16.20 per share closing price of our common stock on March 22,

2011. At March 31, 2011, the principal amount of the June 2016 Convertible Notes exceeded the value of the underlying shares multiplied times the per share closing price of our common stock.

The June 2016 Convertible Notes are our senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the June 2016 Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

Prior to the close of business on the business day immediately preceding December15, 2015, holders may convert their June 2016 Convertible Notes only under certain circumstances set forth in the indenture governing the terms of the June 2016 Convertible Notes (the “June 2016 Indenture”). On or after December 15, 2015 until the close of business on the scheduled trading day immediately preceding June 1, 2016, holders may convert their June 2016 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock, subject to the requirements of the June 2016 Indenture.

In addition, if we engage in certain corporate events as described in the June 2016 Indenture, holders of the June 2016 Convertible Notes may require us to repurchase for cash all or part of their June 2016 Convertible Notes at a repurchase price equal to 100% of the principal amount of the June 2016 Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

The June 2016 Indenture contains certain covenants, including covenants requiring us to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of the June 2016 Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the June 2016 Indenture.  As of March 31, 2011, the Company was in material compliance with the covenants of the June 2016 Indenture.

The June 2016 Convertible Notes are accounted for in accordance with ASC 470-20 (previously FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”). Upon conversion of any June 2016 Convertible Note, we intend to pay the outstanding principal amount in cash and to the extent that the conversion value exceeds the principal amount, we have the option to pay in cash or shares of our common stock (or a combination of cash and shares) in respect of the excess amount, subject to the requirements of the June 2016 Indenture.  The Company has determined that the embedded conversion option in the June 2016 Convertible Notes is not required to be separately accounted for as a derivative under GAAP.  In accounting for the June 2016 Convertible Notes, we estimated at the time of issuance that the values of the debt and equity components of the June 2016 Convertible Notes were approximately 93% and 7%, respectively. The original issue discount equal to the equity component of 7% of the June 2016 Convertible Notes was recorded in “capital in excess of par value” in the accompanying consolidated balance sheet. As a result, we will record interest expense comprised of both stated interest expense as well as accretion of the original issue discount.  Additionally, the debt issuance costs associated with the June 2016 Convertible Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.  At the time of issuance, the debt issuance costs and equity issuance costs were $5,348 and $403, respectively.  At the time of issuance and as of March 31, 2011, the equity component, net of issuance costs as recorded in the “capital in excess of par value” in the balance sheet was $16,100.  As of March 31, 2011, the components of the carrying value of the June 2016 Convertible Notes were as follows:

As of March 31, 2011
Principal amount of debt	$230,000
Original issue discount, net of accretion	(16,071)
Carrying value of debt	$213,929

For the three months ended March 31, 2011, the components of interest expense and cash paid for interest expense for the June 2016 Convertible Notes were as follows:

For the three months ended March 31, 2011
Stated interest expense	$131
Accretion of original issue discount	29
Amortization of debt issuance cost	9
Total interest expense	$169
Cash paid for interest expense	$—

The estimated effective interest rate of the debt component of the June 2016 Convertible Notes equal to the stated interest of 5.125% plus the accretion of the original issue discount, was approximately 6.7% for the three months ended March 31, 2011.

6.                                      DERIVATIVE INSTRUMENTS

In October 2008, we entered into an interest rate swap agreement that terminated on December 20, 2010 to mitigate our exposure to adverse fluctuations in interest rates for a total notional amount of $75,000. Under the interest rate swap agreement, we paid a fixed interest rate of 2.985% and receive a floating rate based on the prevailing three-month LIBOR. For the three months ended March 31, 2010, we recognized $333 in unrealized appreciation related to this swap agreement. Upon termination of this swap agreement in 2010, no realized gain or loss was recognized.

7.                                      COMMITMENTS AND CONTINGENCIES

Portfolio Company Commitments

The Company has various commitments to fund investments in its portfolio, including commitments to fund revolving senior and subordinated loans, subordinated notes in the SSLP, and private equity investment partnerships.

As of March 31, 2011 and December 31, 2010, the Company had the following commitments to fund various revolving senior secured and subordinated loans:

	As of
	March 31, 2011	December 31, 2010
Total revolving commitments	$288,475	$260,691
Less: funded commitments	(63,106)	(59,980)
Total unfunded commitments	225,369	200,711
Less: commitments substantially at discretion of the Company	(16,648)	(19,922)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(5,106)	(6,738)
Total net adjusted unfunded revolving commitments	$203,615	$174,051

Of the total net adjusted unfunded commitments as of March 31, 2011 and December 31, 2010, $31,500 and $33,837, respectively, are from commitments for investments acquired as part of the Allied Acquisition. Also, as of March 31, 2011, $219,500 of the total revolving commitments extend beyond the maturity date for our Revolving Credit Facility. Included within the total revolving commitments as of March 31, 2011 are commitments to issue up to $2,658 in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of March 31, 2011, the Company had $2,045 in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability on our balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit, $50 expire in February 2011, $5 expire in April 2011, $1,660 expire in September 2011, $170 expire in December 2011, and $160 expire in January 2012.

As of March 31, 2011 and December 31, 2010, the Company had the following commitments to fund subordinated notes in the SSLP:

	As of
	March 31, 2011	December 31, 2010
Total SSLP commitments	$958,794	$958,794
Less: funded SSLP commitments	(671,435)	(548,161)
Total unfunded SSLP commitments	287,359	410,633
Less: SSLP commitments substantially at discretion of the Company(1)	(287,359)	(410,633)
Total net adjusted unfunded SSLP commitments	$—	$—

(1)                                  Investments made by the SSLP must be approved by both GE and the Company.

See Note 4 for more information on the Company’s commitment to the SSLP.

As of March 31, 2011 and December 31, 2010, the Company was subject to subscription agreements to fund equity investments in private equity investment partnerships:

	As of
	March 31, 2011	December 31, 2010
Total private equity commitments	$514,936	$537,600
Less: funded private equity commitments	(90,420)	(104,300)
Total unfunded private equity commitments	424,516	433,300
Less: private equity commitments substantially at discretion of the Company	(412,926)	(400,400)
Total net adjusted unfunded private equity commitments	$11,590	$32,900

Of the total net adjusted unfunded private equity commitments as of March 31, 2011 and December 31, 2010, $3,487 and $11,500, respectively, are for investments acquired as part of the Allied Acquisition.

In the ordinary course of business, Allied Capital had issued guarantees on behalf of certain portfolio companies. Under these arrangements, payments would be required to be made to third parties if the portfolio companies were to default on their related payment. As part of the Allied Acquisition, the Company assumed such outstanding guarantees or similar obligations. As a result, as of March 31, 2011 and December 31, 2010, the Company had outstanding guarantees or similar obligations totaling $800.

Further in the ordinary course of business, we may sell certain of our investments to third party purchasers. In particular, since the Allied Acquisition we have sold and currently continue to seek opportunities to sell, certain of Allied Capital’s equity investments larger than those we have historically made and controlled portfolio company equity investments. In connection with these sales (as well as certain other sales) we have, and may continue to do so in the future, agreed to indemnify such purchasers for future liabilities arising from the investments and the related sale transaction. Such indemnification provisions may give rise to future liabilities.

As of March 31, 2011, one of the Company’s portfolio companies, Ciena Capital LLC (“Ciena”), had one non-recourse securitization Small Business Administration (“SBA”) loan warehouse facility, which has reached its maturity date but remains outstanding. Ciena is working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. Allied Capital had previously issued a performance guaranty (which Ares Capital succeeded to as a result of the Allied Acquisition) whereby Ares Capital must indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse facility. As of March 31, 2011, there are no known issues or claims with respect to this performance guaranty.

8.                                      FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted ASC 825-10 (previously SFAS No. 159, the Fair Value Option for Financial Assets and Liabilities), which provides companies the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. The Company has not elected the ASC 8 25-10 option to report selected financial assets and liabilities at fair value. With the exception of the line items entitled “other assets” and “debt,” which are reported at amortized cost, all assets and liabilities approximate fair value on the balance sheet. The carrying value of the line items entitled “interest receivable,” “receivable for open trades,” “payable for open trades,” “accounts payable and accrued expenses,” “management and incentive fees payable” and “interest and facility fees payable” approximate fair value due to their short maturity.

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

The following table presents fair value measurements of cash and cash equivalents and investments as of March 31, 2011:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$246,233	$246,233	$—	$—
Investments	$4,263,033	$—	$6,613	$4,256,420

The following table presents changes in investments that use Level 3 inputs as of and for the three months ended March 31, 2011:

As of and for the three months ended March 31, 2011
Balance as of December 31, 2010	$4,312,657
Net realized and unrealized gains (losses)	83,524
Purchases	468,269
Sales	(290,549)
Redemptions	(332,518)
Payment-in-kind interest and dividends	11,038
Accretion of discount on securities	3,999
Net transfers in and/or out of Level 3	—
Balance as of March 31, 2011	$4,256,420

As of March 31, 2011, the net unrealized appreciation on the investments that use Level 3 inputs was $50,689.

The following table presents changes in investments that use Level 3 inputs as of and for the three months ended March 31, 2010:

As of and for the three months ended March 31, 2010
Balance as of December 31, 2009	$2,166,687
Net realized and unrealized gains (losses)	43,844
Net purchases, sales or redemptions	6,783
Net transfers in and/or out of Level 3	—
Balance as of March 31, 2010	$2,217,314

As of March 31, 2010, the net unrealized depreciation on the investments that use Level 3 inputs was $147,745.

Following are the carrying and fair values of our debt instruments as of March 31, 2011 and December 31, 2010. Fair value is estimated by discounting remaining payment using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	March 31, 2011			December 31, 2010
	Carrying value(1)		Fair value	Carrying value(1)		Fair value
Revolving Funding Facility	$—		$—	$242,050		$242,000
Revolving Credit Facility	—		—	146,000		146,000
Debt Securitization	138,595		125,063	155,297		133,000
2011 Notes (principal amount outstanding of $0 and $300,584, respectively)	—		—	296,258	(2)	297,290
2012 Notes (principal amount outstanding of $161,210)	158,705	(2)	161,711	158,108	(2)	164,595
February 2016 Convertible Notes (principal amount outstanding of $575,000)	535,973	(3)	606,222	—		—
June 2016 Convertible Notes (principal amount outstanding of $230,000)	213,929	(3)	238,816	—		—
2040 Notes (principal amount outstanding of $200,000)	200,000		194,248	200,000		184,986
2047 Notes (principal amount outstanding of $230,000)	180,842	(2)	209,826	180,795	(2)	197,314
	$1,428,044	(4)	$1,535,886	$1,378,508	(4)	$1,365,185

(1)                                  Except for the Allied Unsecured Notes and the Convertible Notes, all carrying values are the same as the principal amounts outstanding.

(2)                                  Represents the aggregate principal amount of the applicable series of notes less the unaccreted discount initially recorded as a part of the Allied Acquisition.

(3)                                  Represents the aggregate principal amount outstanding of the Convertible Notes less the unaccreted discount initially recorded upon issuance of the Convertible Notes.

(4)                                  Total principal amount of debt outstanding totaled $1,534,805 and $1,435,141 as of March 31, 2011 and December 31, 2010, respectively.

9.                                      STOCKHOLDERS’ EQUITY

There were no sales of our equity securities during the three months ended March 31, 2011.

The following table summarizes the total shares issued and proceeds we received in an underwritten public offering of the Company’s common stock net of underwriter and offering costs for the three months ended March 31, 2010:

	Shares issued	Offering price per share	Proceeds net of underwriting and offering costs
February 2010 public offering	22,958	$12.75	$277,207
Total for the three months ended March 31, 2010	22,958		$277,207

Part of the proceeds from the above public offering were used to repay outstanding indebtedness. The remaining unused portions of the proceeds were used to fund investments in portfolio companies in accordance with our investment objective and strategies and market conditions.

10.                               EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity per share resulting from operations for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
	2011	2010
Net increase in stockholders’ equity resulting from operations available to common stockholders:	$123,766	$76,415
Weighted average shares of common stock outstanding—basic and diluted:	204,419	124,544
Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$0.61	$0.61

For the purposes of calculating diluted earnings per share, since the average closing price of the Company’s common stock for the period from the time of issuance of both the February 2016 Convertible Notes and the June 2016 Convertible Notes through March 31, 2011 was less than the current conversion price for each respective series of the Convertible Notes, the underlying shares for the intrinsic value of the embedded options had no impact.

11.                               DIVIDENDS AND DISTRIBUTIONS

The following table summarizes our dividends declared during the three months ended March 31, 2011 and 2010:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 1, 2011	March 15, 2011	March 31, 2011	$0.35	$71,547
Total declared for the three months ended March 31, 2011			$0.35	$71,547

February 25, 2010	March 15, 2010	March 31, 2010	$0.35	$46,516
Total declared for the three months ended March 31, 2010			$0.35	$46,516

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to closing price on the record date. Dividend reinvestment plan activity for the three months ended March 31, 2011 and 2010, was as follows:

	For the three months ended March 31,
	2011	2010
Shares issued	333	293
Average price per share	$16.39	$13.62
Shares purchased by plan agent for shareholders	—	—
Average price per share	—	—

12.                               RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, we bear all costs and expenses of the operation of the Company and reimburse our investment adviser for certain of such costs and expenses incurred in the operation of the Company. For the three months ended March 31, 2011 and 2010, the investment adviser incurred such expenses totaling $643 and $685, respectively. As of March 31, 2011, $119 was unpaid and such payable is included in “accounts payable and accrued expenses” in the accompanying consolidated balance sheet.

We rent office space from a third party pursuant to a lease that expires in February 2026. We also entered into separate subleases with Ares Management and Ivy Hill Asset Management, L.P. (“IHAM”), a wholly owned portfolio company, pursuant to which Ares Management and IHAM sublease approximately 15% and 20%, respectively, of the office space for a fixed rent equal to 15% and 20%, respectively, of the base annual rent payable by us under this lease, plus certain additional costs and expenses. For the three months ended March 31, 2011, there were no amounts payable to the Company. Under our previous lease that expired on February 27, 2011, we were party to a sublease agreement with Ares Management whereby Ares Management subleased approximately 25% of such office space for a fixed rent equal to 25% of the basic annual rent payable by us under this lease, plus certain additional costs and expenses. For the three months ended March 31, 2011 and 2010, such amounts payable to the Company totaled $396 and $125, respectively.

As of March 31, 2011, Ares Investments, a wholly owned subsidiary of Ares Management, (the sole member of our investment adviser) owned approximately 2.9 million shares of the Company’s common stock representing approximately 1.4% of the total shares outstanding as of March 31, 2011.

See Notes 3 and 13 for descriptions of other related party transactions.

13.                               IVY HILL ASSET MANAGEMENT, L.P. AND OTHER MANAGED FUNDS

In November 2007, the Company established IHAM to serve as a manager for a middle-market credit fund, Ivy Hill Middle Market Credit Fund, Ltd. (“Ivy Hill I”), an unconsolidated investment vehicle focusing on investments in middle-market loans. From inception until the second quarter of 2009, IHAM’s financial results were consolidated with those of the Company. In June 2009, because of a shift in activity from being primarily a manager, with no dedicated employees, of funds in which the Company has invested debt and equity, to a manager with individuals dedicated to managing an increasing number of third party funds, the Company concluded that GAAP requires the financial results of IHAM to be reported as a portfolio company in the schedule of investments rather than as a consolidated subsidiary in the Company’s financial results. The Company made an initial equity investment of $3,816 into IHAM in June 2009. As of March 31, 2011, the total investment in IHAM at fair value was $170,462, including an unrealized gain of $57,586.  As of December 31, 2010, the total investment in IHAM at fair value was $136,235, including an unrealized gain of $32,777. For the three months ended March 31, 2011 and 2010, the Company received distributions from IHAM consisting entirely of dividend income of $4,762 and $378, respectively.

Ivy Hill I primarily invests in first and second lien bank debt of middle-market companies. Ivy Hill I was initially funded with $404,000 of capital including a $56,000 investment by the Company, consisting of $40,000 of Class B notes and $16,000 of subordinated notes. For the three months ended March 31, 2011 and 2010, the Company earned $1,173 and $1,761, respectively, from its investments in Ivy Hill I.

Ivy Hill I purchased investments from the Company of $1,700 during the three months ended March 31, 2011, and may from time to time purchase additional investments from the Company. Any such purchases require approval by third parties unaffiliated with the Company or IHAM. A realized loss of $17 was recorded on these transactions for the three months ended March 31, 2011.

In November 2008, the Company established a second middle-market credit fund, Ivy Hill Middle Market Credit Fund II, Ltd. (“Ivy Hill II” and, together with Ivy Hill I and Ivy Hill SDF (as defined below), the “Ivy Hill Funds”), which is also managed by IHAM.

In December 2009, the Company made an additional cash investment of approximately $33,000 in IHAM to facilitate IHAM’s acquisition of Allied Capital’s management rights in respect of, and interests in, the Allied Capital Senior Debt Fund, L.P. (now referred to as Ivy Hill Senior Debt Fund, L.P. or the “Ivy Hill SDF”). In October 2010, the Company made an additional cash investment of approximately $4,000 in IHAM to facilitate IHAM’s acquisition of an equity interest in Ivy Hill SDF.

In March 2010, the Company made an additional cash investment of approximately $48,000 in IHAM to facilitate IHAM’s acquisition of Allied Capital’s management rights in respect of, and equity interests in, the Knightsbridge CLO 2007-1, Ltd. and Knightsbridge CLO 2008-1, Ltd. (the “Knightsbridge Funds”). At the time, the Company also acquired from Allied Capital certain debt investments of the Knightsbridge Funds for approximately $52,000.

The Company, through its wholly owned subsidiary, A.C. Corporation, previously managed Emporia Preferred Funding I, Ltd., Emporia Preferred Funding II, Ltd. and Emporia Preferred Funding III, Ltd. (collectively, the “Emporia Funds”). In August 2010, the Company made an additional cash investment of approximately $8,000 in IHAM to facilitate IHAM’s acquisition of an equity interest in Emporia Preferred Funding III, Ltd. In November 2010, the Company made an additional cash investment of $7,900 in IHAM, which IHAM then used to purchase these management rights and related receivables in respect of the Emporia Funds from A.C. Corporation for $7,900. This amount represented the fair value of those management rights as of the date of the sale. A realized gain of $5,882 was recognized on this transaction.  In January 2011, the Company made an additional cash investment, and approximately $9,400 in IHAM to facilitate IHAM’s acquisition of equity interests in certain of the Emporia Funds.

In addition to the Ivy Hill Funds and the Knightsbridge Funds, IHAM also serves as the sub-adviser/sub-manager to six other funds: CoLTS 2005-1 Ltd., CoLTS 2005-2 Ltd., CoLTS 2007-1 Ltd. (collectively, the “CoLTS Funds”) and FirstLight Funding I, Ltd., which is affiliated with the Company’s portfolio company, Firstlight Financial Corporation, Ares Private Debt Strategies Fund II, L.P. (“Ares PDS II”) and Ares Private Debt Strategies Fund III, L.P. (together with Ares PDS II, the “Private Debt Strategies Funds”).  The Private Debt Strategies Funds purchased $40,158 of investments from the Company during the three months ended March 31, 2011. A realized loss of $813 was recorded on these transactions for the three months ended March 31, 2011.  The funds managed by IHAM may, from time to time, buy additional investments from the Company.

Beginning in November 2008, IHAM was party to a separate services agreement, referred to herein as the “services agreement,” with Ares Capital Management. Pursuant to the services agreement, Ares Capital Management provided IHAM with office facilities, equipment, clerical, bookkeeping and record keeping services, services of investment professionals and others to perform investment advisory, research and related services, services of, and oversight of, custodians, depositories, accountants, attorneys, underwriters and such other persons in any other capacity deemed to be necessary. Under the services agreement, IHAM reimbursed Ares Capital Management for all of the actual costs associated with such services, including Ares Capital Management’s allocable portion of overhead and the cost of its officers and respective staff in performing its obligations under the services agreement. The services agreement was terminated effective June 30, 2010 and replaced with a different services agreement with similar terms between IHAM and the Company’s administrator.

Also as part of the Allied Acquisition, the Company acquired the management rights for an unconsolidated fund, the AGILE Fund I, LLC, which had $67.9 million of total committed capital under management as of March 31, 2011. The Company’s investment in AGILE Fund I, LLC was $150 at fair value, including an unrealized loss of $114 as of March 31, 2011.

14.          FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the three months ended March 31, 2011 and 2010:

	For the three months ended
Per Share Data:	March 31, 2011	March 31, 2010
Net asset value, beginning of period(1)	$14.92	$11.44

Issuance of common stock	—	0.08

Issuances of the Convertible Notes	0.27	—

Net investment income for period(2)	0.24	0.25

Net realized and unrealized gains for period(2)	0.37	0.36

Net increase in stockholders’ equity	0.88	0.61

Total distributions to stockholders	(0.35)	(0.35)

Net asset value at end of period(1)	$15.45	$11.78

Per share market value at end of period	$16.95	$14.82
Total return based on market value(3)	4.96%	21.85%
Total return based on net asset value(4)	4.06%	5.33%
Shares outstanding at end of period	204,752	133,195
Ratio/Supplemental Data:
Net assets at end of period	$3,163,008	$1,568,982
Ratio of operating expenses to average net assets(5)(6)	11.00%	9.99%
Ratio of net investment income to average net assets(5)(7)	6.13%	9.05%
Portfolio turnover rate(5)	45%	56%

(1) The net assets used equals the total stockholders’ equity on the consolidated balance sheets.

(2) Weighted average basic per share data.

(3) For the three months ended March 31, 2011, the total return based on market value equals the increase of the ending market value at March 31, 2011 of $16.95 per share over the ending market value at December 31, 2010 of $16.48 per share, plus the declared dividend of $0.35 per share for the three months ended March 31, 2011, divided by the market value at December 31, 2010. For the three months ended March 31, 2010, the total return based on market value equals the increase of the ending market value at March 31, 2010 of $14.82 per share over the ending market value at December 31, 2009 of $12.45 per share, plus the declared dividend of $0.35 per share for the three months ended March 31, 2010, divided by the market value at December 31, 2009. Total return based on market value is not annualized. The Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4) For the three months ended March 31, 2011, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.35 per share for the three months ended March 31, 2011, divided by the beginning net asset value at January 1, 2011. For the three months ended March 31, 2010, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.35 per share for the three months ended March 31, 2010, divided by the beginning net asset value at January 1, 2010. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan and the issuance of common stock in connection with any equity offerings. Total return based on net asset value is not annualized. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5) The ratios reflect an annualized amount.

(6) For the three months ended March 31, 2011, the ratio of operating expenses to average net assets consisted of 2.14% of base management fees, 3.97% of incentive management fees, 3.87% of the cost of borrowing and 1.02% of other operating expenses. For the three months ended March 31, 2010, the ratio of operating expenses to average net assets consisted of 2.41% of base management fees, 2.33% of incentive management fees, 2.45% of the cost of borrowing and 2.79% of other operating expenses. These ratios reflect annualized amounts.

(7) The ratio of net investment income to average net assets excludes income taxes related to realized gains.

15.                               ALLIED ACQUISITION

On April 1, 2010, the Company completed the Allied Acquisition by acquiring the outstanding shares of Allied Capital in exchange for shares of our common stock in a transaction valued at approximately $908 million as of the closing date. Concurrently with the completion of the Allied Acquisition, we repaid in full the $137 million of remaining principal amounts outstanding on Allied Capital’s $250 million senior secured term loan. We also assumed all of Allied Capital’s other outstanding debt obligations, including approximately $745 million in aggregate principal amount outstanding of the Allied Unsecured Notes.

Under the terms of the Allied Acquisition each Allied Capital stockholder received 0.325 shares of our common stock for each share of Allied Capital common stock then owned by such stockholder. In connection with the Allied Acquisition, approximately 58.5 million shares of our common stock (including the effect of outstanding in-the money Allied Capital stock options) were issued to Allied Capital’s then-existing stockholders, resulting in our then-existing stockholders owning approximately 69% of the combined company and the then-existing Allied Capital stockholders owning approximately 31% of the combined company.

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

Prior to the completion of the Allied Acquisition we purchased $340 million of assets from Allied Capital in arm’s length transactions. Additionally, during the same period of time, IHAM purchased $69 million of assets from Allied Capital, also in arm’s length transactions.

16.                               LITIGATION

The Company is party to certain lawsuits in the normal course of business. In addition, Allied Capital was involved in various other legal proceedings which the Company assumed in connection with the Allied Acquisition. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. While the outcome of any such legal proceedings cannot at this time be predicted with certainty, the Company does not expect that these legal proceedings will materially affect its business, financial condition or results of operations.

17.                               SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended March 31, 2011, except as disclosed below.

On April 27, 2011, we redeemed the $161,210 in outstanding aggregate principal amount of 2012 Notes for a total redemption price (including a redemption premium) of approximately $169,338, which resulted in a loss on the extinguishment of debt of $10,458, in accordance with the terms of the indenture governing the 2012 Notes.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

The information contained in this section should be read in conjunction with the financial data and financial statements and notes thereto appearing elsewhere in this quarterly report. In addition, some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Capital Corporation (the “Company,” “ARCC,” “Ares Capital,” “we,” “us,” or “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•                  our, or our portfolio companies’, future business, operations, operating results or prospects;

•                  the return or impact of current and future investments;

•                  the impact of a protracted decline in the liquidity of credit markets on our business;

•                  the impact of fluctuations in interest rates on our business;

•                  the impact of changes in laws or regulations (including the interpretation thereof) governing our operations or the operations of our portfolio companies;

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” below and in our annual report on Form 10-K for the fiscal year ended December 31, 2010.

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

To a lesser extent, we also make  preferred and/or common equity investments, which have generally been non-control equity investments, of less than $20 million (usually in conjunction with a concurrent debt investment). However, we may increase the size or change the nature of these investments. Also, as a result of the Allied Acquisition (as defined below), Allied Capital Corporation’s equity investments, which included equity investments larger than those we have historically made and controlled portfolio company equity investments, became part of our portfolio. We intend to actively seek opportunities over time to dispose of certain of the assets that were acquired in the Allied Acquisition, particularly non-yielding equity investments, as well as lower or non-yielding debt investments and investments that may not be core to our investment strategy, and generally rotate them into higher-yielding first and second lien senior loans and mezzanine debt investments. However, there can be no assurance that this strategy will be successful.

We are externally managed by Ares Capital Management LLC, a wholly owned subsidiary of Ares Management LLC (“Ares”), a global alternative asset manager and an SEC-registered investment adviser, pursuant to an investment advisory and management agreement. Ares Operations LLC (“Ares Operations”), a wholly owned subsidiary of Ares, provides the administrative services necessary for us to operate.

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

Allied Acquisition

On April 1, 2010, we consummated the acquisition of Allied Capital Corporation ( “Allied Capital”) in an all stock merger whereby each existing share of common stock of Allied Capital was exchanged for 0.325 shares of our common stock (the “Allied Acquisition”). The Allied Acquisition was valued at approximately $908 million as of April 1, 2010. In connection therewith, we issued approximately 58.5 million shares of our common stock to Allied Capital’s then-existing stockholders, resulting in our then-existing stockholders owning approximately 69% of the combined company and the then-existing Allied Capital stockholders owning approximately 31% of the combined company.

Information presented herein as of the three months ended March 31, 2011 includes the results of operations and financial condition of the combined company following the Allied Acquisition unless otherwise indicated in the footnotes. Information presented herein as of the three months ended March 31, 2010 relate solely to Ares Capital, as it existed before the Allied Acquisition.

PORTFOLIO AND INVESTMENT ACTIVITY

The Company’s investment activity for the three months ended March 31, 2011 and 2010 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the three months ended
(dollar amounts in millions)	March 31, 2011	March 31, 2010
New investment commitments (1):
New portfolio companies	$151.5	$168.4
Existing portfolio companies(2)	350.8	130.4
Total new investment commitments	502.3	298.8
Less:
Investment commitments exited(3)	567.4	308.6
Net investment commitments	$(65.1)	$(9.8)
Principal amount of investments funded:
Senior term debt	$316.7	$19.8
Senior subordinated debt	—	170.4
Subordinated notes of the Senior Secured Loan Fund LLC (“SSLP”) (4)	123.3	11.6
Equity and other	28.3	102.9
Total	$468.3	$304.7
Principal amount of investments sold or repaid excluding investments acquired as part of the Allied Acquisition:
Senior term debt	$156.7	$228.4
Senior subordinated debt	78.5	73.0
Subordinated notes of SSLP (4)	—	8.6
Equity and other	31.0	3.0
Total	$266.2	$313.0
Principal amount of investments acquired as part of the Allied Acquisition sold or repaid:
Senior term debt	$43.6	$—
Senior subordinated debt	115.7	—
Collateralized loan obligations	114.4	—
Equity and other	20.6	—
Total	$294.3	$—
Number of new investment commitments (5)	16	16
Average new investment commitment amount	$31.4	$18.7
Weighted average term for new investment commitments (in months)	58	67
Percentage of new investment commitments at floating rates	87%	39%
Percentage of new investment commitments at fixed rates	8%	44%
Weighted average yield of debt and income producing securities (6)(7):
Funded during the period at fair value	12.0%	13.6%
Funded during the period at amortized cost	12.0%	13.9%
Exited or repaid during the period at fair value (8)	14.5%	12.6%
Exited or repaid during the period at amortized cost	11.4%	12.4%
Weighted average yield of debt and income producing securities acquired as part of the Allied Acquisition(6):
Exited or repaid during the period at fair value	14.7%	—%
Exited or repaid during the period at amortized cost	20.3%	—%

(1)                                  New investment commitments include new agreements to fund revolving credit facilities or delayed draw loans.

(2)                                 Includes investment commitments to the SSLP of $123 million and $12 million for the three months ended March 31, 2011 and 2010, respectively.

(3)                                  Investment commitments exited for the three months ended March 31, 2011 include $294.0 million of investment commitments acquired in connection with the Allied Acquisition.

(4)                                 See Note 4 to our consolidated financial statements for the three months ended March 31, 2011 for more detail on the SSLP.

(5)                                  Number of new investment commitments represents each commitment to a particular portfolio company.

(6)                                  When we refer to the “weighted average yield at fair value” in this report, we compute it with respect to particular securities by taking the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt included in such securities, and dividing it by (b) total debt and income producing securities at fair value included in such securities. When we refer to the “weighted average yield at amortized cost” in this report, we compute it with respect to particular securities by taking the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt included in such securities, and dividing it by (b) total debt and income producing securities at amortized cost included in such securities.

(7)                                 Excludes investment commitments acquired as part of the Allied Acquisition on April 1, 2010.

(8)                                 Represents fair value as of the most recent quarter end.

As of March 31, 2011 and December 31, 2010, investments consisted of the following:

	As of
	March 31, 2011		December 31, 2010
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior term debt	$1,835.5	$1,831.0	$1,722.1	$1,695.5
Senior subordinated debt	876.4	822.8	1,055.5	1,014.5
Subordinated notes of SSLP	660.7	681.2	537.5	561.7
Collateralized loan obligations	107.4	108.0	219.3	261.2
Equity securities	697.7	787.9	716.6	751.2
Commercial real estate	37.1	32.1	41.0	33.9
Total	$4,214.8	$4,263.0	$4,292.0	$4,318.0

The weighted average yields at fair value and amortized cost of the following portions of our portfolio as of March 31, 2011 and December 31, 2010 were as follows:

	As of
	March 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and income producing securities	12.8%	12.6%	13.2%	12.9%
Debt and income producing securities for investments acquired as part of the Allied Acquisition	13.7%	13.2%	15.2%	14.0%
Total portfolio	10.1%	10.0%	10.6%	10.5%
Senior term debt	11.0%	11.0%	10.6%	10.8%
First lien senior term debt	10.3%	10.3%	10.3%	10.2%
Second lien senior term debt	12.1%	12.3%	11.3%	12.1%
Senior subordinated debt	11.8%	12.6%	13.1%	13.6%
Subordinated notes of SSLP	16.5%	16.0%	16.5%	15.8%
Collateralized loan obligations	8.9%	8.8%	18.7%	15.7%
Income producing equity securities (excluding collateralized loan obligations)	8.7%	7.9%	7.7%	7.7%

Below is certain information regarding changes in the investments acquired in the Allied Acquisition since April 1, 2010 through March 31, 2011:

	Investments at Fair Value as of						Net Change
	April 1, 2010			March 31, 2011			in Fair Value
(dollar amounts in millions)	$	% of Total Investments	Weighted Average Yield	$	% of Total Investments	Weighted Average Yield	$
Investments with yields less than 10%
Debt with yields less than 10%	$128.3	7.0%	6.5%	$106.3	8.9%	7.9%	$(22.0)
Debt on non-accrual status	335.6	18.3%	—%	63.8	5.4%	—%	(271.8)
Equity securities	270.8	14.8%	—%	267.7	22.5%	0.1%	(3.1)
Commercial real estate and other	34.5	1.9%	3.3%	11.1	0.9%	—%	(23.4)
Total	$769.2	42.0%	1.2%	$448.9	37.7%	2.0%	$(320.3)
Investments with yields equal to or greater than 10%
Debt with yields equal to or greater than 10%	$950.2	51.8%	14.3%	$740.6	62.3%	13.6%	$(209.6)
Collateralized loan obligations	114.4	6.2%	18.9%	—	—%	—%	(114.4)
Total	$1,064.6	58.0%	14.8%	$740.6	62.3%	13.6%	$(324.0)
Total	$1,833.8	100.0%	9.1%	$1,189.5	100.0%	9.2%	$(644.3)

Since April 1, 2010 through March 31, 2011, we have decreased the assets comprising the legacy Allied Capital portfolio by approximately $644 million, primarily as a result of exits and repayments of approximately $803 million, offset by an increase in net unrealized appreciation in the portfolio of approximately $26 million, and other increases of approximately $133 million due to fundings of revolving and other commitments of $95 million, payment-in-kind (“PIK”) interest and accretion of purchase discounts. From April 1, 2010 through March 31, 2011 we also recognized $124 million in net realized gains on the exits and repayments of investments acquired in the Allied Acquisition resulting in total proceeds received from exits and repayments of $927 million. Ares Capital intends to continue its strategy of rotating and repositioning a portion of the legacy Allied Capital portfolio, with a focus on reducing our holdings of lower and non-yielding investments, investments on non-accrual and investments that may not be core to our investment strategy. However, there can be no assurance that this strategy will be successful. For risks relating to our equity investments, see the “Risk Factors—Risks Relating to Our Investments—Investments in equity securities involve a substantial degree of risk” included in our annual report on Form 10-K for the fiscal year ended December 31, 2010.

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

Set forth below is the grade distribution of our portfolio companies as of March 31, 2011 and December 31, 2010:

	As of
	March 31, 2011				December 31, 2010
(dollar amounts in millions)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 1	$10.3	0.2%	8	5.2%	$13.5	0.3%	10	5.9%
Grade 2	321.8	7.6%	17	11.0%	153.9	3.6%	12	7.1%
Grade 3	3,449.9	80.9%	118	76.6%	3,503.4	81.1%	127	74.7%
Grade 4	481.0	11.3%	11	7.2%	647.2	15.0%	21	12.3%
	$4,263.0	100.0%	154	100.0%	$4,318.0	100.0%	170	100.0%

As of March 31, 2011, the weighted average grade of the investments in our portfolio (excluding investments acquired in connection with the Allied Acquisition), the investments in our portfolio acquired in connection with the Allied Acquisition and the investments in our portfolio as a whole were 3.1, 2.9 and 3.0, respectively. As of December 31, 2010, the weighted average grade of the investments in our portfolio (excluding investments acquired in connection with the Allied Acquisition), the investments in our portfolio acquired in connection with the Allied Acquisition and the investments in our portfolio as a whole were each 3.1.

Investments on non-accrual status as of March 31, 2011 and December 31, 2010, were as follows:

	As of
	March 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments, excluding investments acquired in connection with the Allied Acquisition	2.6%	1.1%	2.3%	0.3%
Investments acquired in connection with the Allied Acquisition	2.2%	1.5%	1.5%	1.0%
	4.8%	2.6%	3.8%	1.3%

RESULTS OF OPERATIONS

For the three months ended March 31, 2011 and 2010

Operating results for the three months ended March 31, 2011 and 2010 are as follows:

	For the three months ended March 31,
(in millions)	2011	2010
Total investment income	$135.7	$66.5
Total expenses	85.8	35.0
Net investment income before income taxes	49.9	31.5
Income tax expense (benefit), including excise tax	2.0	(0.2)
Net investment income	47.9	31.7
Net realized gains (losses)	53.7	(4.9)
Net unrealized gains (losses)	22.2	49.6
Net increase in stockholders’ equity resulting from operations	$123.8	$76.4

Net income can vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and unrealized appreciation and depreciation.  As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

	For the three months ended March 31,
(in millions)	2011	2010
Interest	$110.6	$61.5
Capital structuring service fees	11.0	2.1
Management fees	3.4	1.5
Dividend income	8.8	0.5
Other income	1.9	0.9
Total investment income	$135.7	$66.5

The increase in interest income for the three months ended March 31, 2011 was primarily due to the increase in the size of the portfolio, which was largely due to the investments acquired as part of the Allied Acquisition. Interest income from investments acquired as part of the Allied Acquisition was approximately $37 million for the three months ended March 31, 2011. The remainder of the increase in interest income was due to an increase in the size of Ares Capital’s investment portfolio excluding investments acquired as part of the Allied Acquisition, which increased from an average of $2.2 billion at amortized cost for the three months ended March 31, 2010 to an average of $2.8 billion at amortized cost for the comparable period in 2011. The increase in capital structuring service fees for the three months ended March 31, 2011 was primarily due to the increase in new investment commitments, which increased from $299 million for the three months ended March 31, 2010 to $502 million for the comparable period in 2011, as well as an increase in the average capital structuring service fees received on new investments. The increase in management fees for the three months ended March 31, 2011 was primarily due to the management fees earned from the SSLP which increased from $0.9 million for the three months ended March 31, 2010 to $2.4 million for the comparable period in 2011 as the aggregate principal amount of investments in the SSLP increased from approximately $0.9 billion at March 31, 2010 to approximately $2.9 billion at March 31, 2011. Additionally, management fees earned related to investments and management contracts acquired in the Allied Acquisition were $0.9 million for the three months ended March 31, 2011. The increase in dividend income for the three months ended March 31, 2011 was primarily attributable to dividend income from Ivy Hill Asset Management, L.P. (“IHAM”), which was $4.8 million for the three months ended March 31, 2011 and $0.4 million for the comparable period in 2010. Total dividend income for the three months ended March 31, 2011 also included $3.6 million of dividends that are non-recurring in nature from non-income producing equity securities.

Operating Expenses

	For the three months ended March 31,
(in millions)	2011	2010
Interest and credit facility fees	$30.2	$8.6
Incentive management fees	30.9	8.1
Base management fees	16.7	8.5
Professional fees and other costs related to the Allied Acquisition	0.2	3.8
Professional fees	2.5	2.5
Administrative fees	2.4	1.2
Other general and administrative	2.9	2.3
Total operating expenses	$85.8	$35.0

Interest and credit facility fees for the three months ended March 31, 2011 and 2010, were comprised of the following:

	For the three months ended March 31,
(in millions)	2011	2010
Stated interest expense	$21.8	$4.7
Facility fees	2.0	1.4
Amortization of debt issuance costs	2.8	2.5
Accretion of discount related to the Allied Unsecured Notes	2.3	—
Accretion of original issue discount on the Convertible Notes	1.3	—
Total interest and credit facility fees expense	$30.2	$8.6

Stated interest expense for the three months ended March 31, 2011 increased due to the increase in our principal debt outstanding and an increase in our weighted average stated interest rate. The average principal debt outstanding for the three months ended March 31, 2011 was $1.5 billion as compared to $0.8 billion for the comparable period in 2010. The weighted average stated interest rate on our debt outstanding for the three months ended March 31, 2011 was 5.6% as compared to 2.2% for the comparable period in 2010.  The increase in principal debt outstanding during this period was primarily due to the debt assumed as part of the Allied Acquisition and the issuance of the Convertible Notes (as defined below) partially offset by decreases in amounts outstanding under the Revolving Funding Facility, Revolving Credit Facility and the Debt Securitization (each as defined below).  In connection with the Allied Acquisition, we assumed $746 million in principal amount of debt on April 1, 2010, which had a weighted average stated interest rate of 6.6% and resulted in total interest expense for the three months ended March 31, 2011 of $12.8 million, including $2.3 million of purchased discount accretion.

Incentive and base management fees increased for the three months ended March 31, 2011 primarily due to the increase in the size of the portfolio and in the case of incentive fees, the related increase in net investment income as well as the net appreciation of the investment portfolio. Incentive management fees for the three months ended March 31, 2011 consisted of $15.8 million of incentive management fees related to pre-incentive fee net investment income and $15.1 million of the capital gains incentive fee accrual in accordance with United States generally accepted accounting principles (“GAAP”) as a result of the change in cumulative net realized and unrealized gains (see Note 3 to the Company’s consolidated financial statements for the three months ended March 31, 2011) bringing the total GAAP accrual in respect of these fees to $30.7 million (included in management and incentive fees payable in the consolidated balance sheet) as of March 31, 2011.  For the three months ended March 31, 2011 we did not incur the capital gains portion of the incentive fee under the investment advisory and management agreement (the “Capital Gains Fee”) and therefore there are no amounts currently due under the agreement.  There was no capital gains incentive fee accrual in accordance with GAAP, nor a Capital Gains Fee recorded for the three months ended March 31, 2010.  In addition, for the quarter, if any, in which our stockholders approve our proposed amendment to the Capital Gains Fee, we will be required to accrue an additional amount of incentive fees payable up to a maximum of approximately $26 million, even though no such fees may be payable to our investment adviser at the time of such accrual. (See “Risk Factors - We are asking our stockholders to approve certain amendments to our investment advisory and management agreement at our 2011 annual stockholders meeting expected to take place on June 6, 2011. If our stockholders approve one or both of the amendments, our investment adviser may be eligible to receive an increased incentive fee or an incentive fee earlier than it otherwise would have.”)

Professional fees include legal, accounting, valuation and other professional fees incurred related to the management of the Company. Administrative fees represent fees paid to Ares Operations for our allocable portion of overhead and other expenses incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staffs. Other general and administrative expenses include rent, insurance, depreciation, directors fees and other costs. The decline in professional fees and other costs related to the Allied Acquisition primarily resulted from having substantially completed the integration process following the Allied Acquisition. The increases in professional fees, administrative fees and other general and administrative expenses were primarily due to the increase in the size of the company following the Allied Acquisition and the various associated costs of managing a larger portfolio.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company accrues excise tax on estimated excess taxable income. For the three months ended March 31, 2011, a net expense of $0.7 million was recorded for U.S. federal excise tax.  For the three months ended March 31, 2010, a net benefit of $0.1 million was recorded for U.S. federal excise tax.

Certain of our wholly owned subsidiaries are subject to U.S. federal and state income taxes. For the three months ended March 31, 2011, we recorded a tax expense of $1.3 million for these subsidiaries, and for the three months ended March 31, 2010, we recorded a tax benefit of $0.1 million for these subsidiaries.

Net Realized Gains/Losses

During the three months ended March 31, 2011, the Company had $623.0 million of sales, repayments or exits of investments resulting in $62.6 million of net realized gains. These sales, repayments or exits included $41.9 million of investments sold to certain funds managed by IHAM. Net realized gains on investments were comprised of $108.3 million of gross realized gains and $45.7 million of gross realized losses. The $62.6 million of net realized gains included approximately $95.2 million in net realized gains from investments acquired as part of the Allied Acquisition. The realized gains and losses on investments during the three months ended March 31, 2011 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Callidus Debt Partners CLO Fund VI, Ltd.	$23.9
Dryden XVIII Leveraged Loan 2007 Limited	19.3
Callidus MAPS CLO Fund I LLC	15.0
Callidus Debt Partners CLO Fund VII, Ltd.	10.8
Callidus MAPS CLO Fund II Ltd.	8.2
Callidus Debt Partners CLO Fund IV, Ltd.	8.0
Callidus Debt Partners CLO Fund V, Ltd.	5.7
Callidus Debt Partners CLO Fund III, Ltd.	4.4
Direct Buy Holdings, Inc.	3.6
Pangaea CLO 2007-1 Ltd.	2.0
Coverall North America, Inc.	(6.8)
Universal Trailer Corporation	(7.9)
MPBP Holdings, Inc.	(27.7)
Other	4.1
Total	$62.6

During the three months ended March 31, 2010, the Company had $307.5 million of sales and repayments resulting in $4.9 million of net realized losses. These sales and repayments included $94.5 million of investments sold to certain funds managed by

IHAM. Net realized losses on investments were comprised of $8.9 million of gross realized gains and $13.8 million of gross realized losses. The realized gains and losses on investments for the three months ended March 31, 2010 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Best Brands Corporation	$2.4
3091779 Nova Scotia Inc.	(3.7)
Growing Family, Inc.	(7.7)
Other	4.1
Total	$(4.9)

Net Unrealized Gains/Losses

We value our portfolio investments quarterly and any changes in value are recorded as unrealized gains or losses. See “Portfolio Valuation” below. Net unrealized gains and losses during the three months ended March 31, 2011 and 2010 for the Company’s portfolio were comprised of the following:

	For the three months ended March 31,
(in millions)	2011	2010
Unrealized appreciation	$88.8	$57.5
Unrealized depreciation	(64.1)	(16.5)
Net unrealized (appreciation) depreciation reversed related to net realized gains (losses)(1)	(2.5)	8.6
Total net unrealized gains (losses)	$22.2	$49.6

(1)          The net unrealized (appreciation) depreciation reversed related to net realized gains (losses) represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior year.

Included in net unrealized gains and losses above were net unrealized gains and losses for the investments acquired as part of the Allied Acquisition as follows:

(in millions)	For the three months ended March 31, 2011
Unrealized appreciation	$25.1
Unrealized depreciation	(38.7)
Net unrealized appreciation reversed related to net realized gains(1)	(42.9)
Total net unrealized losses	$(56.5)

(1)          The net unrealized appreciation reversed related to net realized gains represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior year.

The changes in unrealized appreciation and depreciation during the three months ended March 31, 2011 consisted of the following:

(in millions) Portfolio Company	Net unrealized appreciation (depreciation)
Ivy Hill Asset Management, L.P.	$24.8
ADF Restaurant Group, LLC	4.1
Border Foods, Inc.	4.0
American Broadband Communications, LLC	3.7
Penn Detroit Diesel Allison, LLC	3.5
Bushnell Inc.	3.5
Knightsbridge CLO 2007-1 Ltd.	3.1
Knightsbridge CLO 2008-1 Ltd.	2.8
Firstlight Financial Corporation	2.5
Allbridge Financial, LLC	2.4
DSI Renal, Inc.	2.4
Savers, Inc.	2.3
Passport Health Communications, Inc.	(2.8)
Cook Inlet Alternative Risk, LLC	(3.5)
Callidus Capital Corporation	(3.6)
Making Memories Wholesale, Inc.	(3.6)
Senior Secured Loan Fund LLC	(3.7)
eInstruction Corporation	(5.1)
CitiPostal Inc.	(5.6)
Ciena Capital LLC	(7.8)
Direct Buy Holdings, Inc.	(8.8)
Prommis Solutions, LLC	(9.0)
Other	19.1
Total	$24.7

The changes in unrealized appreciation and depreciation during the three months ended March 31, 2010 consisted of the following:

(in millions) Portfolio Company	Net unrealized appreciation (depreciation)
R3 Education, Inc.	$14.4
Things Remembered, Inc.	4.6
VOTC Acquisition Corp.	3.7
Senior Secured Loan Fund LLC	3.6
Campus Management Corp.	3.1
Ivy Hill Asset Management, L.P.	2.6
DSI Renal, Inc.	2.4
Trivergance Capital Partners, LP	(2.2)
ADF Restaurant Group, LLC	(2.7)
FirstLight Financial Corporation	(3.7)
MPBP Holdings, Inc.	(4.5)
Other	19.7
Total	$41.0

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Since the Company’s inception, the Company’s liquidity and capital resources have been generated primarily from the net proceeds of public offerings of common stock, advances from the Revolving Funding Facility and the Revolving Credit Facility (each as defined below), net proceeds from the issuance of secured and unsecured notes as well as cash flows from operations. As part of the Allied Acquisition, the Company assumed all outstanding debt obligations of Allied Capital, including the Allied Unsecured Notes (as defined below), which consisted of the 2011 Notes, the 2012 Notes and the 2047 Notes (each as defined below).

As of March 31, 2011, the Company had $246.2 million in cash and cash equivalents and $1.4 billion in total indebtedness outstanding at carrying value ($1.5 billion at principal amount). Subject to leverage and borrowing base restrictions, the Company had approximately $1.2 billion available for additional borrowings under the Revolving Funding Facility, the Revolving Credit Facility and the Debt Securitization as of March 31, 2011.

We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions (including under the Investment Company Act) and other factors. The amounts involved may be material.

Equity Issuances

There were no sales of our equity securities during the three months ended March 31, 2011.

The following table summarizes the total shares issued and proceeds we received in an underwritten public offering of our common stock net of underwriter and offering costs for the three months ended March 31, 2010:

(in millions, except per share data)	Shares issued	Offering price per share	Proceeds net of underwriting and offering costs

February 2010 public offering	23.0	$12.75	$277.2
Total for the three months ended March 31, 2010	23.0		$277.2

Part of the proceeds from the above public offering were used to repay outstanding indebtedness.  The remaining unused portions of the proceeds were used to fund investments in portfolio companies in accordance with our investment objective and strategies and market conditions.

As of March 31, 2011, the Company’s total market capitalization was $3.5 billion compared to $3.4 billion as of December 31, 2010.

Debt Capital Activities

Our debt obligations consisted of the following as of March 31, 2011 and December 31, 2010:

	As of
	March 31, 2011				December 31, 2010
(in millions)	Carrying Value(1)		Total Available(2)		Carrying Value		Total Available(2)
Revolving Funding Facility	$—		$400.0		$242.0		$400.0
Revolving Credit Facility	—		810.0	(3)	146.0		810.0	(3)
Debt Securitization	138.6		170.2		155.3		183.2
2011 Notes (principal amount outstanding of $0 and $300.6, respectively)	—		—		296.3	(4)	300.6
2012 Notes (principal amount outstanding of $161.2)	158.7	(4)	161.2		158.1	(4)	161.2
February 2016 Convertible Notes (principal amount outstanding of $575.0)	536.0	(5)	575.0		—		—
June 2016 Convertible Notes (principal amount outstanding of $230.0)	213.9	(5)	230.0		—		—
2040 Notes (principal amount outstanding of $200.0)	200.0		200.0		200.0		200.0
2047 Notes (principal amount outstanding of $230.0)	180.8	(4)	230.0		180.8	(4)	230.0
	$1,428.0	(6)	$2,776.4		$1,378.5	(6)	$2,285.0

(1)           Except for the Allied Unsecured Notes and the Convertible Notes (each as defined below) all carrying values are the same as the principal amounts outstanding.

(2)           Subject to borrowing base and leverage restrictions.

(3)           Includes an “accordion” feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $1,050.0 million

(4)           Represents the aggregate principal amount outstanding of the applicable series of notes less the unaccreted discount recorded as a part of the Allied Acquisition. The total unaccreted discount on the Allied Unsecured Notes (as defined below) was $51.7 million and $56.6 million at March 31, 2011 and December 31, 2010, respectively.

(5)           Represents the aggregate principal amount outstanding of the Convertible Notes less the unaccreted discount initially recorded upon issuance of the Convertible Notes.  The total unaccreted discount for the February 2016 Convertible Notes and the June 2016 Convertible Notes was $39.0 million and $16.1 million, respectively, at March 31, 2011.

(6)           Total principal amount of debt outstanding totaled $1,534.8 million and $1,435.1 million at March 31, 2011 and December 31, 2010, respectively.

The weighted average stated interest rate and weighted average maturity, both on principal value, of all our principal debt outstanding as of March 31, 2011 were 5.7% and 12.7 years, respectively. The weighted average interest rate and weighted average maturity of all our outstanding borrowings as of December 31, 2010 were 5.2% and 11.8 years, respectively.

The ratio of total principal amount of indebtedness outstanding to stockholders’ equity as of March 31, 2011 was 0.49:1.00 compared to 0.47:1.00 as of December 31, 2010.

The ratio of total carrying value of indebtedness outstanding to stockholders’ equity as of March 31, 2011 was 0.45:1.00 compared to 0.45:1.00 as of December 31, 2010.

In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of March 31, 2011, our asset coverage for borrowed amounts was 321%.

Revolving Funding Facility

In October 2004, we formed Ares Capital CP Funding LLC (“Ares Capital CP”), a wholly owned subsidiary of the Company, through which we established a revolving securitized facility (as amended, the “Revolving Funding Facility”). The Revolving Funding Facility allows Ares Capital CP to borrow up to $400 million as part of a single revolving securitized facility. In connection with the January 22, 2010 amendment, we entered into an Amended and Restated Purchase and Sale Agreement with Ares Capital CP Funding Holdings LLC, our wholly owned subsidiary (“CP Holdings”), pursuant to which we may sell to CP Holdings certain loans that we have originated or acquired (the “Loans”) from time to time, which CP Holdings will subsequently sell to Ares Capital CP, which is a wholly owned subsidiary of CP Holdings. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP.  The January 22, 2010 amendment to the Revolving Funding Facility, among other things, extended the maturity date of the facility to January 22, 2013.

On January 18, 2011, we and Ares Capital CP amended the Revolving Funding Facility to, among other things, provide for a three year reinvestment period until January 18, 2014 (with two one-year extension options, subject to our and our lenders’ consent) and extend the stated maturity date to January 18, 2016 (with two one-year extension options, subject to our and our lenders’ consent).

Subject to certain exceptions, the interest charged on the Revolving Funding Facility is based on LIBOR plus an applicable spread of between 2.25% and 3.75% or on a “base rate” (which is the higher of a prime rate, or the federal funds rate plus 0.50%) plus an applicable spread of between 1.25% to 2.75%, in each case based on a pricing grid depending upon our credit rating. Additionally, we are required to pay a commitment fee of between 0.50% and 2.00% depending on the usage level on any unused portion of the Revolving Funding Facility. As of March 31, 2011, the effective LIBOR spread under the Revolving Funding Facility was 2.75%.

As of March 31, 2011, there were no amounts outstanding under the Revolving Funding Facility and the Company and Ares Capital CP were in material compliance with the terms of the Revolving Funding Facility. See Note 5 to our consolidated financial statements for the three months ended March 31, 2011 for more detail on the Revolving Funding Facility.

Revolving Credit Facility

In December 2005, we entered into a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), under which, as amended, the lenders agreed to extend credit to the Company. The Revolving Credit Facility matures on January 22, 2013 and has commitments totaling $810 million.  The Revolving Credit Facility also includes an “accordion” feature that allows the Company under certain circumstances, to increase the size of the facility to a maximum of $1.05 billion. As of March 31, 2011, there were no amounts outstanding under the Revolving Credit Facility and the Company was in material compliance with the terms of the Revolving Credit Facility.  As of March 31, 2011, subject to borrowing base availability, there was $805,276 available for borrowing (net of standby letters of credits issued).

Subject to certain exceptions, pricing under the Revolving Credit Facility is based on LIBOR plus an applicable spread of between 2.50% and 4.00% or on the “alternate base rate” plus an applicable spread of between 1.50% and 3.00%, in each case, based on a pricing grid depending upon our credit rating. As of March 31, 2011, the effective LIBOR spread under the Revolving Credit Facility was 3.00%. See Note 5 to our consolidated financial statements for the three months ended March 31, 2011 for more detail on the Revolving Credit Facility.

As of March 31, 2011, there were no amounts outstanding under the Revolving Credit Facility and the Company was in material compliance with the terms of the Revolving Credity Facilty.  See Note 5 to our consolidated financial statements for the three months ended March 31, 2011 for more detail on the Revolving Credit Facility.

Debt Securitization

In July 2006, through ARCC Commercial Loan Trust 2006, a vehicle serviced by our wholly owned subsidiary ARCC CLO 2006 LLC, we completed a $400 million debt securitization (the “Debt Securitization”) and issued approximately $314 million aggregate principal amount of asset-backed notes (including revolving notes in an aggregate amount of up to $50 million, $18.3 million of which were drawn down as of March 31, 2011) (the “CLO Notes”) to third parties that were secured by a pool of middle-market loans purchased or originated by the Company. We initially retained approximately $86 million of aggregate principal amount outstanding of certain “BBB” and non-rated securities in the Debt Securitization and have subsequently repurchased $34.8 million of the CLO Notes, bringing our total holdings of CLO Notes to $120.8 million (the “Retained Notes”). During the three months ended March 31, 2011, we repaid $16.7 million of the CLO Notes. At March 31, 2011, $138.6 million was outstanding under the CLO Notes (excluding the Retained Notes), which are included in the March 31, 2011 consolidated balance sheet. As of March 31, 2011, the Company was in material compliance with the terms of the Debt Securitization.

The CLO Notes provide for a reinvestment period until June 21, 2011, have a stated maturity of December 20, 2019 and have a blended pricing of LIBOR plus 0.37% as of March 31, 2011. See Note 5 to our consolidated financial statements for the three months ended March 31, 2011 for more detail on the Debt Securitization.

Unsecured Notes

Allied Unsecured Notes

As part of the Allied Acquisition, the Company assumed all outstanding debt obligations of Allied Capital, including Allied Capital’s unsecured notes, which consisted of 6.625% Notes due on July 15, 2011 (the “2011 Notes”), 6.000% Notes due on April 1, 2012 (the “2012 Notes”) and 6.875% Notes due on April 15, 2047 (the “2047 Notes” and, together with the 2011 Notes and the 2012 Notes, the “Allied Unsecured Notes”).  On March 16, 2011 we redeemed the remaining balance of the 2011 Notes for a total redemption price (including a redemption premium) of $306.8 million, which resulted in a loss on the extinguishment of debt of $8.9 million, in accordance with the terms of the indenture governing the 2011 Notes.

(in millions)	Carrying value as of March 31, 2011(1)
2012 Notes (principal amount of $161.2)	$158.7
2047 Notes (principal amount of $230.0)	$180.8
Total	$339.5

(1)          Represents the principal amount of the Allied Unsecured Notes less the unaccreted discount initially recorded as a part of the Allied Acquisition.

The 2012 Notes bear interest at a rate of 6.00% and mature on April 1, 2012. The 2012 Notes require payment of interest semi-annually, and all principal is due upon maturity. On April 27, 2011, we redeemed the $161.2 million in outstanding aggregate principal amount of the 2012 Notes for a total redemption price (including a redemption premium) of $169.3 million, which resulted in a loss on the extinguishment of debt of $10.5 million, in accordance with the terms of the indenture governing the 2012 Notes (see Recent Developments section).

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

2040 Notes

On October 21, 2010, we issued $200 million in aggregate principal amount of senior unsecured notes that mature on October 15, 2040 (the “2040 Notes”) that may be redeemed in whole or in part at our option at any time or from time to time on or after October 15, 2015 at a par redemption price of $25 per security plus accrued and unpaid interest. The principal amount of the 2040 Notes will be payable at maturity. The 2040 Notes bear interest at a rate of 7.75% per year payable quarterly commencing on January 15, 2011.

As of March 31, 2011 the Company was in material compliance with the limitations and requirements of the Allied Unsecured Notes and the 2040 Notes.

See Note 5 to our consolidated financial statements for the three months ended March 31, 2011 for more detail on the Allied Unsecured Notes and the 2040 Notes.

Convertible Notes

(in millions)	Carrying value as of March 31, 2011(1)
February 2016 Convertible Notes (principal amount of $575.0)	$536.0
June 2016 Convertible Notes (principal amount of $230.0)	$213.9
Total	$749.9

(1)          Represents the aggregate principal amount outstanding of the Convertible Notes less the unaccreted discount initially recorded upon issuance of the Convertible Notes.

February 2016 Convertible Notes.  In January 2011, we issued $575 million of unsecured convertible senior notes that mature on February 1, 2016 (the “February 2016 Convertible Notes”), unless previously converted or repurchased in accordance with their terms. We do not have the right to redeem the February 2016 Convertible Notes prior to maturity.  The February 2016 Convertible Notes bear interest at a rate of 5.75% per year, payable semi-annually. In certain circumstances, the February 2016 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 52.2766 shares of common stock per $1,000 principal amount of the February 2016 Convertible Notes, which was equivalent to an initial conversion price of approximately $19.13 per share of our common stock, subject to customary anti-dilution adjustments. The initial conversion price was approximately 17.5% above the $16.28 per share closing price of our common stock on January 19, 2011.

Prior to the close of business on the business day immediately preceding August 15, 2015, holders may convert their February 2016 Convertible Notes only under certain circumstances set forth in the indenture governing the terms of the February 2016 Convertible Notes (the “February 2016 Indenture”). On or after August 15, 2015 until the close of business on the scheduled trading day immediately preceding February 1, 2016, holders may convert their February 2016 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock, subject to the requirements of the February 2016 Indenture.

June 2016 Convertible Notes.  In March 2011, we issued $230 million of unsecured convertible senior notes that mature on June 1, 2016 (the “June 2016 Convertible Notes” and, together with the February 2016 Convertible Notes, the “Convertible Notes”), unless previously converted or repurchased in accordance with their terms. We do not have the right to redeem the June 2016 Convertible Notes prior to maturity.  The June 2016 Convertible Notes bear interest at a rate of 5.125% per year, payable semi-annually. In certain circumstances, the June 2016 Convertible Notes will be convertible into cash, shares of Ares Capital’s common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 52.5348 shares of common stock per $1,000 principal amount of the June 2016 Convertible Notes, which was equivalent to an initial conversion price of approximately $19.04 per share of our common stock, subject to customary anti-dilution adjustments. The initial conversion price was approximately 17.5% above the $16.20 per share closing price of our common stock on March 22, 2011.

Prior to the close of business on the business day immediately preceding December 15, 2015, holders may convert their June 2016 Convertible Notes only under certain circumstances set forth in the indenture governing the terms of the June 2016 Convertible Notes (the “June 2016 Indenture”). On or after December 15, 2015 until the close of business on the scheduled trading day immediately preceding June 1, 2016, holders may convert their June 2016 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock, subject to the requirements of the June 2016 Indenture.

The Convertible Notes are our senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not expressly subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

As of March 31, 2011, the Company was in material compliance with the terms of the indentures governing the Convertible Notes.  See Note 5 to our consolidated financial statements for the three months ended March 31, 2011 for more detail on the Convertible Notes.

PORTFOLIO VALUATION

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to the unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of our investments) are valued at fair value as determined in good faith by our board of directors, based on the input of our investment adviser, audit committee and independent third-party valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period, and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter, and a minimum of 50% of our portfolio at fair value is subject to review by an independent valuation firm each quarter.

As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (an estimate of the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our valuation.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the gains or losses reflected in the valuations currently assigned. See the factors set forth in “Risk Factors” included in our annual report on Form 10-K for the fiscal year ended December 31, 2010, including the risk factor entitled “Risk Factors—Risks Relating to our Investments—Recent unprecedented declines in market prices and liquidity in the corporate debt markets resulted in significant net unrealized depreciation of our portfolio in the recent past, reducing our net asset value, and such conditions may occur again in the future.”

Our board of directors undertakes a multi-step valuation process each quarter, as described below:

•                  Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment in conjunction with our portfolio management team.

•                  Preliminary valuations are reviewed and discussed with our investment adviser’s management and investment professionals, and then valuation recommendations are presented to our board of directors.

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

Effective January 1, 2008, the Company adopted Accounting Standards Codification (“ASC”) 820-10 (previously Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements), which expands the application of fair value accounting for investments (see Note 8 to our consolidated financial statements for the three months ended March 31, 2011).  Investments acquired as part of the Allied Acquisition were accounted for in accordance with ASC 805-10 (previously SFAS No. 141(R), Business Combinations), which requires that all assets be recorded at fair value. As a result, the initial amortized cost basis and fair value for the acquired investments were the same at April 1, 2010 (see Note 15 to our consolidated financial statements for the three months ended March 31, 2011).

OFF BALANCE SHEET ARRANGEMENTS

The Company has various commitments to fund investments in its portfolio, including commitments to fund revolving senior and subordinated loans, subordinated notes in the SSLP, and private equity investment partnerships.

As of March 31, 2011 and December 31, 2010, the Company had the following commitments to fund various revolving senior secured and subordinated loans to its portfolio companies:

	As of
(in millions)	March 31, 2011	December 31, 2010
Total revolving commitments	$288.5	$260.7
Less: funded commitments	(63.1)	(60.0)
Total unfunded commitments	225.4	200.7
Less: commitments substantially at discretion of the Company	(16.7)	(19.9)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(5.1)	(6.7)
Total net adjusted unfunded revolving commitments	$203.6	$174.1

Of the total net adjusted unfunded commitments as of March 31, 2011 and December 31, 2010, $31.5 million and $33.8 million, respectively, are from commitments for investments acquired as part of the Allied Acquisition. Also, as of March 31, 2011, $219.5 million of the total revolving commitments extend beyond the maturity date of our Revolving Credit Facility. Included within the total revolving commitments as of March 31, 2011 are commitments to issue up to $2.7 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of March 31, 2011, the Company had $2.05 million in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability on our balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit, $0.05 million expire in February 2011, $0.01 million expire in April 2011, $1.66 million expire in September 2011, $0.17 million expire in December 2011, and $0.16 million expire in January 2012.

As of March 31, 2011 and December 31, 2010, the Company had the following commitments to fund the SSLP:

	As of
(in millions)	March 31, 2011	December 31, 2010
Total SSLP commitments	$958.8	$958.8
Less: funded SSLP commitments	(671.4)	(548.2)
Total unfunded SSLP commitments	287.4	410.6
Less: SSLP commitments substantially at discretion of the Company(1)	(287.4)	(410.6)
Total net adjusted unfunded SSLP commitments	$—	$—

(1)          Investments and portfolio decisions must be approved by both GE Commercial Finance Investment Advisory Services LLC and the Company.

See Note 4 to the consolidated financial statements for the three months ended March 31, 2011 for more information on the Company’s commitment to the SSLP.

As of March 31, 2011 and December 31, 2010, the Company was subject to subscription agreements to fund equity investments in private equity investment partnerships:

	As of
(in millions)	March 31, 2011	December 31, 2010
Total private equity commitments	$514.9	$537.6
Less: funded private equity commitments	(90.4)	(104.3)
Total unfunded private equity commitments	424.5	433.3
Less: private equity commitments substantially at discretion of the Company	(412.9)	(400.4)
Total net adjusted unfunded private equity commitments	$11.6	$32.9

Of the total net adjusted unfunded private equity commitments as of March 31, 2011 and December 31, 2010, $3.5 million and $11.5 million, respectively, are for investments acquired as part of the Allied Acquisition.

In the ordinary course of business, Allied Capital had issued guarantees on behalf of certain portfolio companies. Under these arrangements, payments would be required to be made to third parties if the portfolio companies were to default on their related payment. As part of the Allied Acquisition, the Company assumed such outstanding guarantees or similar obligations. As a result, as of each of March 31, 2011 and December 31, 2010, the Company had outstanding guarantees or similar obligations totaling $0.8 million.

Further in the ordinary course of business, we may sell certain of our investments to third party purchasers. In particular, since the Allied Acquisition we have sold and currently continue to seek opportunities to sell certain of Allied Capital’s equity investments larger than those we have historically made and controlled portfolio company equity investments. In connection with these sales (as well as certain other sales) we have, and may continue to do so in the future, agreed to indemnify such purchasers for future liabilities arising from the investments and the related sale transaction. Such indemnification provisions may give rise to future liabilities.

As of March 31, 2011, one of the Company’s portfolio companies, Ciena Capital LLC (“Ciena”), had one non-recourse securitization Small Business Administration (“SBA”) loan warehouse facility, which has reached its maturity date but remains outstanding. Ciena is working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. Allied Capital had previously issued a performance guaranty (which Ares Capital succeeded to as a result of the Allied Acquisition) whereby Ares Capital must indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse facility. As of March 31, 2011, there are no known issues or claims with respect to this performance guaranty.

RECENT DEVELOPMENTS

On April 27, 2011, we redeemed the $161.2 million in outstanding aggregate principal amount of the 2012 Notes for a total redemption price (including a redemption premium) of $169.3 million, which resulted in a loss on the extinguishment of debt of $10.5 million, in accordance with the terms of the indenture governing the 2012 Notes.

As of April 29, 2011 we had made new investment commitments of $171 million, of which $142 million was funded, since March 31, 2011. Of these new commitments, 95% were in first lien senior secured debt, 3% were in equity securities, and 2% were in second lien senior secured debt. Of the $171 million of new investment commitments, 95% were floating rate with a weighted average spread at amortized cost of 8.6% and 2% were fixed rate with a weighted average yield at amortized cost of 13.9%.

As of April 29, 2011, we had exited $34 million of investments since March 31, 2011. Of these investments, 70% were in second lien senior secured debt, 17% were in equity and other investments, 11% were in first lien senior secured debt, and 2% were in senior subordinated debt. Of the $34 million of investments, 80% were in floating rate investments with a weighted average spread at amortized cost of 9.3%. Of the remaining investments, 2% were fixed rate investments with a weighted average yield at amortized cost of 12.1%, 16% were non-interest bearing and 2% were in investments on non-accrual status. Also, of the $34 million of investments exited since March 31, 2011, $25 million were investments acquired as part of the Allied Acquisition. Additionally, we recognized net realized gains of approximately $2 million on the investments exited that were acquired as part of the Allied Acquisition.

In addition, as of April 29, 2011, we had an investment backlog and pipeline of $520 million and $360 million, respectively. We may syndicate a portion of these investments and commitments to third parties. The consummation of any of the investments in this backlog and pipeline depends upon, among other things: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. We cannot assure you that we will make any of these investments or that we will syndicate any portion of such investments and commitments.

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

As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (an estimate of the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our valuation.

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

•                  Preliminary valuations are reviewed and discussed with our investment adviser’s management and investment professionals, and then valuation recommendations are presented to our board of directors.

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

Effective January 1, 2008, the Company adopted ASC 820-10 (previously SFAS No. 157, Fair Value Measurements), which expands the application of fair value accounting for investments (see Note 8 to our consolidated financial statements for the three months ended March 31, 2011). Investments acquired as part of the Allied Acquisition were accounted for in accordance with ASC 805-10 (previously SFAS No. 141(R), Business Combinations), which requires that all assets be recorded at fair value. As a result, the initial amortized cost basis and fair value for the acquired investments were the same at April 1, 2010 (see Note 15 to our consolidated financial statements for the three months March 31, 2011).

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

Capital Structuring Service Fees and Other Income

The Company’s investment adviser seeks to provide assistance to our portfolio companies in connection with the Company’s investments and in return the Company may receive fees for capital structuring services. These fees are generally only available to the Company as a result of the Company’s underlying investments, are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Company’s investment adviser provides vary by investment, but generally include reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from multiple equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice, which concludes upon closing of the investment. Any services of the above nature subsequent to the closing would generally generate a separate fee payable to the Company. In certain instances where the Company is invited to participate as a co-lender in a transaction and does not provide significant services in connection with the investment, a portion of loan fees paid to the Company in such situations will be deferred and amortized over the estimated life of the loan. The Company’s investment adviser may also take a seat on the board of directors of a portfolio company, or observe the meetings of the board of directors without taking a formal seat.

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

As of March 31, 2011, approximately 29% of the investments at fair value in our portfolio were at fixed rates, approximately 50% were at variable rates, 18% were non-interest earning and 3% were on non-accrual status. Additionally, for the investments at variable rates, 53% of the investments contain interest rate floors (representing 27% of total investments at fair value). The Revolving Credit Facility, the Revolving Funding Facility and the Debt Securitization all bear interest at variable rates with no interest rate floors, while the Allied Unsecured Notes, the 2040 Notes, and the Convertible Notes bear interest at fixed rates.

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

Based on our March 31, 2011 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense(1)	Net Income
Up 300 basis points	$26.5	$4.2	$22.3
Up 200 basis points	$14.1	$2.8	$11.3
Up 100 basis points	$4.3	$1.4	$2.9
Down 100 basis points	$(0.9)	$(0.4)	$(0.5)
Down 200 basis points	$(1.1)	$(0.4)	$(0.7)
Down 300 basis points	$(1.3)	$(0.4)	$(0.9)

(1)          As of March 31, 2011, we had no amounts outstanding under the Revolving Funding Facility or the Revolving Credit Facility.

Based on our December 31, 2010 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$26.2	$16.3	$9.9
Up 200 basis points	$14.8	$10.9	$3.9
Up 100 basis points	$5.5	$5.4	$0.1
Down 100 basis points	$(1.5)	$(1.6)	$0.1
Down 200 basis points	$(1.9)	$(1.6)	$(0.3)
Down 300 basis points	$(2.3)	$(1.6)	$(0.7)

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

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is party to certain lawsuits in the normal course of business. In addition, Allied Capital was involved in various other legal proceedings which we assumed in connection with the Allied Acquisition. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of our portfolio companies. While the outcome of any such legal proceedings cannot at this time be predicted with certainty, the Company does not expect that these legal proceedings will materially affect its business, financial condition or results of operations.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factor discussed below and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which could materially affect our business, financial condition and/or operating results. The risks in our Annual Report on Form 10-K and below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

We are asking our stockholders to approve certain amendments to our investment advisory and management agreement at our 2011 annual stockholders meeting expected to take place on June 6, 2011. If our stockholders approve one or both of the amendments, our investment adviser may be eligible to receive an increased incentive fee or an incentive fee earlier than it otherwise would have.

On March 16, 2011, our board of directors, including a majority of the independent directors, approved two amendments to our current investment advisory and management agreement and directed that such amendments be submitted to our stockholders for approval at our 2011 annual stockholders meeting, currently scheduled for June 6, 2011. The amendments are not contingent on each other and either one or both could be approved.

If approved, the first amendment (the “Hurdle Amendment”), would (i) lower the quarterly income hurdle rate used in calculating the income portion of our incentive fee from 2.0% (or 8.0% annually) to 1.75% (or 7.0% annually) and adjust the related quarterly catch-up hurdle rate from 2.5% to 2.1875% (or from 10.0% to 8.75% annually) and (ii) lower the general hurdle for deferral of payment of incentive fees generally from 8.0% over the prior four full calendar quarters to 7.0% over the prior four full calendar quarters. Because we exceeded a 2.50% (or annualized 10.0%) hurdle rate for each quarter in the year ended December 31, 2010, assuming the Hurdle Amendment was in effect for the year ended December 31, 2010, no additional incentive fees would have been payable by us to our investment adviser. However, if the Hurdle Amendment is approved, our investment adviser may be eligible to receive an incentive fee for pre-incentive fee net investment income earlier (and potentially in higher amounts in the event we do not exceed the catch-up hurdle rate) than it would receive if the Hurdle Amendment is not approved.

If approved, the second amendment (the “Capital Gains Amendment”) would provide that the capital gains portion of our incentive fee will be calculated using an actual purchase price paid by the Company as the “cost” of such asset even when GAAP requires the Company to record cost at fair value, whether such purchase price is higher or lower than the fair value of such asset at the time of acquisition. If the Capital Gains Amendment is approved, the likelihood that our investment adviser will earn the capital gains portion of our incentive fee will be increased. Even though the revised formulation would apply to the capital gains portion of our incentive fee calculated on a cumulative basis (i.e., from the Company’s inception) after any Capital Gains Amendment is approved, the approval of the Capital Gains Amendment increases the likelihood that our investment adviser will earn the capital gains portion of our incentive fee as a result of the Allied Acquisition. Such increased likelihood results from the requirement under GAAP that we record the investments acquired in the Allied Acquisition in our financial statements at an initial cost basis equal to their fair value instead of the purchase price we paid. Because such investments’ initial cost basis under GAAP was higher than the purchase price we paid, our realized capital gains and unrealized capital appreciation was lower and our realized capital losses and unrealized capital depreciation was higher than if we had recorded such investments at the purchase price we paid for such investments. The maximum additional capital gains portion of our incentive fee potentially payable by us to our investment adviser as a result of the Allied Acquisition if the Capital Gains Amendment is approved is approximately $26 million. As of April 29, 2011, $53.5 million of the approximately $130.0 million non-cash gain recorded at the time of acquisition has been realized through exits or repayments of investments in excess of the purchase price paid by us. An approval of the Capital Gains Amendment also means the amount of realized capital gains determined under the formula are likely to increase (due to calculating the Capital Gains Fee using the purchase price paid by us for the investments acquired in the Allied Acquisition instead of their fair value at the acquisition date) and the amount of unrealized capital depreciation and realized capital losses determined under the formula is likely to decrease, which would make it easier for our investment adviser to earn capital gains portion of our incentive fees.

In addition, for the quarter in which our stockholders approve the Capital Gains Amendment, if any, we will be required to accrue an additional amount of incentive fees payable up to a maximum of approximately $26 million, even though no such fees may be payable to our investment adviser at the time of such accrual. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Expenses” and Note 3 to our consolidated financial statements for the three months ended March 31, 2011 for more information about the GAAP requirement that we accrue incentive fees in our financial statements even though no such fees are payable to our investment adviser under the investment advisory and management agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933.

We did not repurchase any shares of our common stock issued during the period covered in this report.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

None.

Item 6.  Exhibits.

EXHIBIT INDEX

Number	Description
3.1	Articles of Amendment and Restatement, as amended*
4.1	Indenture, dated as of January 25, 2011, between Ares Capital Corporation and U.S. Bank National Association, as trustee(1)
4.2	Form of 5.75% Convertible Senior Notes due 2016(1)
4.3	Indenture, dated as of March 28, 2011, between Ares Capital Corporation and U.S. Bank National Association, as trustee(2)
4.4	Form of 5.125% Convertible Senior Notes due 2016(2)
10.1

Amendment No. 2 to the Amended and Restated Sale and Servicing Agreement, dated as of January 18, 2011, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank, as note purchaser, U.S. Bank National Association, as trustee and collateral custodian, and Wells Fargo Securities, LLC, as agent(3)

10.2

Amendment No. 3 to the Senior Secured Revolving Credit Agreement, dated as of January 25, 2011, between Ares Capital Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent(4)

10.3

Amendment No. 4 to the Senior Secured Revolving Credit Agreement, dated as of March 28, 2011, between Ares Capital Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent*

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

*                                         Filed herewith

(1)                                  Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 814-00663), filed on January 28, 2011.

(2)                                  Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 814-00663), filed on March 28, 2011.

(3)                                  Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-00663), filed on January 19, 2011.

(4)                                  Incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-Q (File No. 814-00663), filed on March 1, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES CAPITAL CORPORATION

Dated: May 3, 2011	By	/s/ Michael J. Arougheti
Michael J. Arougheti
President

Dated: May 3, 2011	By	/s/ Penni F. Roll
Penni F. Roll
Chief Financial Officer