Form 10-Q
period 2011-06-30
ARES CAPITAL CORP
filed 2011-08-04
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                   to

Commission File No. 000-50697

ARES CAPITAL CORPORATION

(Exact name of Registrant as specified in its charter)

Maryland	33-1089684
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

245 Park Avenue, 44th Floor, New York, NY 10167

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2011
Common stock, $0.001 par value	205,129,966

ARES CAPITAL CORPORATION

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands, except per share data)

	As of
	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate investments	$2,564,369	$2,482,642
Non-controlled affiliate company investments	470,372	380,396
Controlled affiliate company investments	1,608,422	1,454,952
Total investments at fair value (amortized cost of $4,584,902 and $4,291,955, respectively)	4,643,163	4,317,990
Cash and cash equivalents	84,889	100,752
Receivable for open trades	26,492	8,876
Interest receivable	78,695	72,548
Other assets	78,292	62,380
Total assets	$4,911,531	$4,562,546
LIABILITIES
Debt	$1,620,142	$1,378,509
Management and incentive fees payable	89,883	52,397
Accounts payable and other liabilities	39,703	34,742
Interest and facility fees payable	25,579	21,763
Payable for open trades	1,943	24,602
Total liabilities	1,777,250	1,512,013
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Common stock, par value $.001 per share, 400,000 and 300,000 common shares authorized, respectively, 205,130 and 204,419 common shares issued and outstanding, respectively	205	204
Capital in excess of par value	3,271,594	3,205,326
Accumulated overdistributed net investment income	(62,960)	(11,336)
Accumulated net realized loss on investments, foreign currency transactions, extinguishment of debt and other assets	(132,819)	(169,696)
Net unrealized gain on investments and foreign currency transactions	58,261	26,035
Total stockholders’ equity	3,134,281	3,050,533
Total liabilities and stockholders’ equity	$4,911,531	$4,562,546
NET ASSETS PER SHARE	$15.28	$14.92

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest from investments	$60,435	$64,891	$122,242	$110,966
Capital structuring service fees	13,041	5,786	18,406	7,136
Dividend income	521	1,918	2,036	1,918
Management fees	474	2,347	628	2,675
Interest from cash & cash equivalents	41	17	94	28
Other income	880	1,759	2,116	2,554
Total investment income from non-controlled/non-affiliate company investments	75,392	76,718	145,522	125,277

From non-controlled affiliate company investments:
Interest from investments	8,759	15,375	18,891	19,995
Dividend income	1,255	88	3,631	191
Management fees	188	150	376	288
Other income	62	364	638	422
Total investment income from non-controlled affiliate company investments	10,264	15,977	23,536	20,896

From controlled affiliate company investments:
Interest from investments	42,079	23,796	80,700	34,637
Capital structuring service fees	7,113	1,906	12,706	2,657
Dividend income	4,901	1,418	9,801	1,796
Management fees	3,939	1,632	7,046	2,653
Other income	619	143	687	184
Total investment income from controlled affiliate company investments	58,651	28,895	110,940	41,927

Total investment income	144,307	121,590	279,998	188,100

EXPENSES:
Interest and credit facility fees	28,593	23,110	58,768	31,698
Incentive management fees	41,746	14,973	72,687	23,117
Base management fees	17,414	11,682	34,144	20,138
Professional fees	4,781	3,454	7,246	5,958
Administrative fees	2,459	2,378	4,884	3,609
Professional fees and other costs related to the acquisition of Allied Capital Corporation	733	12,534	900	16,323
Other general and administrative	2,911	3,232	5,829	5,487
Total expenses	98,637	71,363	184,458	106,330

NET INVESTMENT INCOME BEFORE INCOME TAXES	45,670	50,227	95,540	81,770

Income tax expense, including excise tax	1,907	686	3,954	524

NET INVESTMENT INCOME	43,763	49,541	91,586	81,246

REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCIES:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	(14,223)	7,512	58,189	9,773
Non-controlled affiliate company investments	1,580	3,925	(2,016)	(3,734)
Controlled affiliate company investments	6,269	870	22	1,302
Foreign currency transactions	—	—	—	85
Net realized gains (losses)	(6,374)	12,307	56,195	7,426

Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	(7,372)	65,107	(20,426)	96,081
Non-controlled affiliate company investments	(9,453)	7,243	(2,906)	19,088
Controlled affiliate company investments	26,817	463	55,558	7,387
Foreign currency transactions	—	—	—	(152)
Net unrealized gains	9,992	72,813	32,226	122,404

Net realized and unrealized gains from investments and foreign currencies	3,618	85,120	88,421	129,830

GAIN ON THE ACQUISITION OF ALLIED CAPITAL CORPORATION	—	195,876	—	195,876
REALIZED LOSS ON EXTINGUISHMENT OF DEBT	(10,458)	(383)	(19,318)	(383)

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$36,923	$330,154	$160,689	$406,569

BASIC AND DILUTED EARNINGS PER COMMON SHARE (Note 10)	$0.18	$1.73	$0.79	$2.57

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING — BASIC AND DILUTED (Note 10)	204,752	191,045	204,586	157,978

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
AGILE Fund I, LLC (7)(9)	Investment partnership	Member interest (0.50% interest)		4/1/2010	$252	$150

CIC Flex, LP (9)	Investment partnership	Limited partnership units (0.94 unit)		9/7/2007	2,533	2,512

Covestia Capital Partners, LP (9)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	1,059	1,065

Dynamic India Fund IV, LLC (9)	Investment company	Member interest (5.44% interest)		4/1/2010	4,822	4,728

Firstlight Financial Corporation (6)(9)	Investment company	Senior subordinated loan ($74,177 par due 12/2016)	1.00% PIK	12/31/2006	73,893	57,377	(4)
		Class A common stock (10,000 shares)		12/31/2006	10,000	—
		Class B common stock (30,000 shares)		12/31/2006	30,000	—
					113,893	57,377

HCI Equity, LLC (7)(8)(9)	Investment company	Member interest (100.00% interest)		4/1/2010	808	972

Imperial Capital Private Opportunities, LP (6)(9)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	6,643	5,300

Ivy Hill Middle Market Credit Fund, Ltd. (7)(8)(9)	Investment company	Class B deferrable interest notes ($40,000 par due 11/2018)	6.25% (Libor + 6.00%/Q)	11/20/2007	40,000	37,600
		Subordinated notes ($16 par due 11/2018)	15.00%	11/20/2007	15,515	16,000
					55,515	53,600

Knightsbridge CLO 2007-1 Ltd. (7)(8)(9)	Investment company	Class E notes ($20,350 par due 1/2022)	9.29% (Libor + 9.00%/Q)	3/24/2010	14,852	18,575

Knightsbridge CLO 2008-1 Ltd. (7)(8)(9)	Investment company	Class C notes ($14,400 par due 6/2018)	7.75% (Libor + 7.50%/Q)	3/24/2010	14,400	14,400
		Class D notes ($9,000 par due 6/2018)	8.75% (Libor + 8.50%/Q)	3/24/2010	9,000	9,000
		Class E notes ($14,850 par due 6/2018)	5.25% (Libor + 5.00%/Q)	3/24/2010	13,596	13,844
					36,996	37,244

As of June 30, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Kodiak Funding, LP (9)	Investment partnership	Limited partnership interest (1.52% interest)		4/1/2010	891	817

Novak Biddle Venture Partners III, L.P. (9)	Investment partnership	Limited partnership interest (2.47% interest)		4/1/2010	221	216

Partnership Capital Growth Fund I, LP (9)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	2,635	4,558

Senior Secured Loan Fund LLC (7) (11) (17)	Co-investment vehicle	Subordinated certificates ($731,733 par due 12/2015)	8.29% (Libor + 8.00%/Q)	10/30/2009	721,010	740,623

VSC Investors LLC (9)	Investment company	Membership interest (1.95% interest)		1/24/2008	975	975
					963,105	928,712		29.63%

Healthcare-Services
Axium Healthcare Pharmacy, Inc.	Specialty pharmacy provider	Senior subordinated loan ($3,160 par due 3/2015)	8.00%	4/1/2010	2,938	3,160

CCS Group Holdings, LLC	Correctional facility healthcare operator	Class A units (601,937 units)		8/19/2010	602	878

CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC (6)	Healthcare analysis services	Senior secured loan ($7,281 par due 3/2017)	7.75% (Libor + 6.50%/Q)	3/15/2011	7,281	7,281	(2)(16)
		Senior secured loan ($7,681 par due 3/2017)	7.75% (Libor + 6.50%/Q)	3/15/2011	7,681	7,681	(3)(16)
		Class A common stock (9,679 shares)		6/15/2007	4,000	10,828
		Class C common stock (1,546 shares)		6/15/2007	—	1,730
					18,962	27,520

DSI Renal Inc. (6)	Dialysis provider	Senior secured loan ($9,307 par due 3/2013)	8.50% (Libor + 6.50%/M)	4/4/2006	9,248	9,307	(16)
		Senior subordinated loan ($69,009 par due 4/2014)	16.00%	4/4/2006	68,523	69,009
		Common units (19,726 units)		4/4/2006	19,684	43,125
					97,455	121,441

GG Merger Sub I, Inc.	Drug testing services	Senior secured loan ($11,330 par due 12/2014)	4.25% (Libor + 4.00%/Q)	12/14/2007	10,988	11,103	(2)

As of June 30, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior secured loan ($12,000 par due 12/2014)	4.25% (Libor + 4.00%/Q)	12/14/2007	11,633	11,760	(3)
					22,621	22,863

HCP Acquisition Holdings, LLC (7)	Healthcare compliance advisory services	Class A units (10,372,026 units)		6/26/2008	10,372	5,549

INC Research, Inc.	Pharmaceutical and biotechnology consulting services	Senior subordinated loan ($10,013 par due 9/2017)	13.50%	9/27/2010	10,113	11,125
		Common stock (1,000,000 shares)		9/27/2010	1,000	611
					11,113	11,736

Magnacare Holdings, Inc., Magnacare Administrative Services, LLC, and Magnacare, LLC	Healthcare professional provider	Senior secured loan ($50,342 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/15/2010	50,342	50,342	(16)
		Senior secured loan ($47,727 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/15/2010	47,727	47,727	(2)(16)
		Senior secured loan ($8,877 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/15/2010	8,877	8,877	(3)(16)
					106,946	106,946

MW Dental Holding Corp.	Dental services	Senior secured revolving loan ($1,700 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	1,700	1,700	(16)
		Senior secured loan ($30,800 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	30,800	30,800	(16)
		Senior secured loan ($50,000 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	50,000	50,000	(2)(16)
		Senior secured loan ($2,700 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	2,700	2,700	(3)(16)
					85,200	85,200

Napa Management Services Corporation	Anesthesia management services provider	Senior secured loan ($11,031 par due 4/2016)	8.50% (Libor + 7.00%/Q)	4/13/2011	10,656	11,031	(16)
		Senior secured loan ($29,813 par due 4/2016)	8.50% (Libor + 7.00%/Q)	4/13/2011	29,813	29,813	(2)(16)
		Senior secured loan ($7,851 par due 4/2016)	8.50% (Libor + 7.00%/Q)	4/13/2011	7,851	7,851	(3)(16)
		Common units (5,000 units)		4/13/2011	5,000	5,000
					53,320	53,695

NS Merger Sub. Inc. and NS Holdings, Inc.	Healthcare technology provider	Senior subordinated loan ($579 par due 6/2017)	13.50%	6/21/2010	579	579
		Senior subordinated loan ($50,000 par due 6/2017)	13.50%	6/21/2010	50,000	50,000	(2)

As of June 30, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Common stock (2,500,000 shares)		6/21/2010	2,500	2,338
					53,079	52,917

OnCURE Medical Corp.	Radiation oncology care provider	Common stock (857,143 shares)		8/18/2006	3,000	3,312

Passport Health Communications, Inc., Passport Holding Corp. and Prism Holding Corp.	Healthcare technology provider	Senior secured loan ($10,562 par due 5/2014)	8.25% (Libor + 7.00%/Q)	5/9/2008	10,562	10,562	(2)(16)
		Senior secured loan ($9,750 par due 5/2014)	8.25% (Libor + 7.00%/Q)	5/9/2008	9,750	9,750	(3)(16)
		Series A preferred stock (1,594,457 shares)		7/30/2008	11,156	8,355
		Common stock (16,106 shares)		7/30/2008	100	—
					31,568	28,667

PG Mergersub, Inc. and PGA Holdings, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Senior secured loan ($1,095 par due 11/2015)	6.75% (Libor + 5.00%/Q)	11/3/2010	1,093	1,095	(16)
		Senior secured loan ($9,154 par due 11/2015)	6.75% (Libor + 5.00%/Q)	11/3/2010	9,128	9,154	(3)(16)
		Senior subordinated loan ($4,000 par due 3/2016)	12.50%	3/12/2008	3,952	4,000
		Preferred stock (333 shares)		3/12/2008	125	14
		Common stock (16,667 shares)		3/12/2008	167	693
					14,465	14,956

Reed Group, Ltd.	Medical disability management services provider	Senior secured revolving loan ($1,250 par due 12/2013)		4/1/2010	1,097	1,063	(15)
		Senior secured loan ($10,755 par due 12/2013)		4/1/2010	9,129	9,142	(15)
		Senior subordinated loan ($20,382 par due 12/2013)		4/1/2010	15,918	11,387	(15)
		Equity interests		4/1/2010	203	—
					26,347	21,592

Soteria Imaging Services, LLC (6)	Outpatient medical imaging provider	Junior secured loan ($1,356 par due 11/2010)	14.50%	4/1/2010	1,205	973
		Junior secured loan ($1,937 par due 11/2010)	12.50%	4/1/2010	1,744	1,391
		Preferred member units (1,823,179 units)		4/1/2010	—	—
					2,949	2,364

As of June 30, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Sunquest Information Systems, Inc.	Laboratory software solutions provider	Junior secured loan ($75,000 par due 6/2017)	9.75% (Libor + 8.50%/Q)	12/16/2010	75,000	75,000	(16)
		Junior secured loan ($50,000 par due 6/2017)	9.75% (Libor + 8.50%/Q)	12/16/2010	50,000	50,000	(2)(16)
					125,000	125,000

U.S. Renal Care, Inc.	Dialysis provider	Senior secured loan ($7,481 par due 12/2016)	5.50% (Libor + 4.00%/Q)	6/9/2011	7,444	7,481
		Senior subordinated loan ($50,058 par due 6/2017)	11.25% Cash, 2.00% PIK	5/24/2010	50,058	50,058	(2)(4)
					57,502	57,539

Vantage Oncology, Inc.	Radiation oncology care provider	Common stock (62,157 shares)		2/3/2011	4,670	6,218
					728,109	751,553		23.98%

Business Services
Aviation Properties Corporation (7)	Aviation services	Common stock (100 shares)		4/1/2010	—	—

BenefitMall Holdings Inc. (7)	Employee benefits broker services company	Senior subordinated loan ($40,326 par due 6/2014)	18.00%	4/1/2010	40,326	40,326
		Common stock (39,274,290 shares)		4/1/2010	53,510	54,430
		Warrants		4/1/2010	—	—
					93,836	94,756

CitiPostal Inc. (7)	Document storage and management services	Senior secured revolving loan ($1,950 par due 12/2013)	6.50% (Libor + 4.50%/M)	4/1/2010	1,950	1,950	(16)
		Senior secured revolving loan ($1,250 par due 12/2013)	6.75% (Base Rate + 3.25%/M)	4/1/2010	1,250	1,250	(16)
		Senior secured loan ($486 par due 12/2013)	8.50% Cash, 5.50% PIK	4/1/2010	486	486	(4)
		Senior secured loan ($49,745 par due 12/2013)	8.50% Cash, 5.50% PIK	4/1/2010	49,745	49,745	(2)(4)
		Senior subordinated loan ($13,560 par due 12/2015)		4/1/2010	13,038	5,897	(15)
		Common stock (37,024 shares)		4/1/2010	—	—
					66,469	59,328

Cook Inlet Alternative Risk, LLC	Risk management services	Senior secured loan ($87,000 par due 4/2013)	8.50%	4/1/2010	51,789	37,500
		Member interest (3.17%)		4/1/2010	—	—
					51,789	37,500

As of June 30, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Coverall North America, Inc. (7)	Commercial janitorial service provider	Subordinated notes ($9,338 par due 2/2016)	10.00% Cash, 2.00% PIK	2/22/2011	9,338	9,338	(4)

Digital Videostream, LLC	Media content supply chain services company	Senior secured loan ($250 par due 2/2012)	10.00% Cash, 1.00% PIK	4/1/2010	250	250	(4)
		Senior secured loan ($10 par due 2/2012)	10.00% Cash, 1.00% PIK	4/1/2010	10	10	(2)(4)
		Senior secured loan ($3,950 par due 2/2012)	10.00% Cash, 1.00% PIK	4/1/2010	3,939	3,950	(2)(4)
		Convertible subordinated loan ($5,818 par due 2/2016)	10.00% PIK	4/1/2010	6,258	5,818	(4)
					10,457	10,028

Diversified Collections Services, Inc.	Collections services	Senior secured loan ($6,175 par due 3/2012)	7.50% (Libor + 5.50%/Q)	6/25/2010	6,175	6,175	(3)(16)
		Senior secured loan ($34,000 par due 9/2012)	13.75% (Libor + 11.75%/Q)	6/25/2010	34,000	34,000	(2)(16)
		Senior secured loan ($2,000 par due 9/2012)	13.75% (Libor + 11.75%/Q)	6/25/2010	2,000	2,000	(3)(16)
		Preferred stock (14,927 shares)		5/18/2006	169	299
		Common stock (478,816 shares)		4/1/2010	1,478	1,980
		Common stock (114,004 shares)		2/5/2005	295	555
					44,117	45,009

Diversified Mercury Communications, LLC	Business media consulting services	Senior secured loan ($1,407 par due 3/2013)	10.00% (Base Rate + 6.50%/Q)	4/1/2010	1,305	1,407	(16)

Impact Innovations Group, LLC	IT consulting and outsourcing services	Member interest (50.00% interest)		4/1/2010	—	200

Interactive Technology Solutions, LLC	IT services provider	Senior secured loan ($7,451 par due 6/2015)	9.50% (Base Rate + 5.50%/Q)	10/21/2010	7,451	7,451	(16)
		Senior secured loan ($8,348 par due 6/2015)	9.50% (Base Rate + 5.50%/Q)	10/21/2010	8,348	8,348	(3)(16)
					15,799	15,799

Investor Group Services, LLC (6)	Business consulting for private equity and corporate clients	Limited liability company membership interest (10.00% interest)		6/22/2006	—	594

Multi-Ad Services, Inc. (6)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	788	1,827
		Common units (1,725,280 units)		4/1/2010	—	—
					788	1,827

MVL Group, Inc. (7)	Marketing research provider	Senior secured loan ($22,772 par due 7/2012)	12.00%	4/1/2010	22,772	22,772

As of June 30, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior subordinated loan ($35,395 par due 7/2012)	12.00% Cash, 2.50% PIK	4/1/2010	34,656	35,395	(4)
		Junior subordinated loan ($144 par due 7/2012)	10.00%	4/1/2010	—	144
		Common stock (560,716 shares)		4/1/2010	—	1,225
					57,428	59,536

Pillar Processing LLC and PHL Holding Co. (6)	Mortgage services	Senior secured loan ($1,875 par due 5/2014)	14.50%	7/31/2008	1,875	1,875
		Senior secured loan ($5,500 par due 5/2014)	14.50%	7/31/2008	5,500	5,500	(2)
		Senior secured loan ($9,540 par due 11/2013)	5.75% (Libor + 5.50%/Q)	11/20/2007	9,540	9,540	(2)
		Senior secured loan ($5,955 par due 11/2013)	5.75% (Libor + 5.50%/Q)	11/20/2007	5,955	5,955	(3)
		Common stock (85 shares)		11/20/2007	3,768	3,814
					26,638	26,684

Primis Marketing Group, Inc. and Primis Holdings, LLC (6)	Database marketing services	Senior subordinated loan ($11,223 par due 2/2013)		8/24/2006	10,222	102	(15)
		Preferred units (4,000 units)		8/24/2006	3,600	—
		Common units (4,000,000 units)		8/24/2006	400	—
					14,222	102

Prommis Solutions, LLC, E-Default Services, LLC, Statewide Tax and Title Services, LLC & Statewide Publishing Services, LLC	Bankruptcy and foreclosure processing services	Senior subordinated loan ($17,041 par due 2/2014)		2/9/2007	16,788	9,798	(15)
		Senior subordinated loan ($27,439 par due 2/2014)		2/9/2007	27,032	15,777	(2)(15)
		Preferred units (30,000 units)		4/11/2006	3,000	—
					46,820	25,575

Promo Works, LLC	Marketing services	Senior secured loan ($8,655 par due 12/2013)		4/1/2010	4,706	3,419	(15)

R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	263

Summit Business Media Parent Holding Company LLC	Business media consulting services	Limited liability company membership interest (45.98% interest)		5/20/2011	—	563

Tradesmen International, Inc.	Construction labor support	Junior secured loan ($14,000 par due 5/2014)	14.00%	4/1/2010	10,496	14,000

As of June 30, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrants to purchase up to 771,036 shares		4/1/2010	—	3,448
					10,496	17,448

Tripwire, Inc.	IT security software provider	Senior secured loan ($30,000 par due 5/2018)	10.50% (Libor + 9.25%/Q)	5/23/2011	30,000	30,000	(16)
		Senior secured loan ($50,000 par due 5/2018)	10.50% (Libor + 9.25%/Q)	5/23/2011	50,000	50,000	(2)(16)
		Class A common stock (2,970 shares)		5/23/2011	2,970	2,970
		Class B common stock (2,655,638 shares)		5/23/2011	30	30
					83,000	83,000

Venturehouse-Cibernet Investors, LLC	Financial settlement services for intercarrier wireless roaming	Equity interest		4/1/2010	—	—

VSS-Tranzact Holdings, LLC (6)	Management consulting services	Common membership interest (8.51% interest)		10/26/2007	10,204	1,991
					547,662	494,367		15.77%

Manufacturing
Anthony, Inc.	Manufacturer of refrigeration glass doors and related products	Senior secured revolving loan ($3,000 par due 6/2017)	5.13% (Libor + 4.00%/M)	6/15/2011	3,000	3,000	(16)
		Senior secured revolving loan ($3,400 par due 6/2017)	6.25% (Base Rate + 3.00%/Q)	6/15/2011	3,400	3,400	(16)
		Senior secured loan ($245,000 par due 6/2017)	8.25% (Base Rate + 5.00%/Q)	6/15/2011	245,000	245,000	(16)
					251,400	251,400

Component Hardware Group, Inc.	Commercial equipment manufacturer	Junior secured loan ($3,060 par due 12/2014)	7.00% Cash, 3.00% PIK	8/4/2010	3,060	3,060	(4)
		Senior subordinated loan ($10,333 par due 12/2014)	7.50% Cash, 5.00% PIK	4/1/2010	6,322	10,333	(4)
		Warrants to purchase up to 1,462,500 shares of common stock		8/4/2010	—	2,360
					9,382	15,753

Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($716 par due 11/2013)	8.25% (Libor + 4.25%/M)	5/22/2006	717	717	(16)
		Senior secured loan ($35 par due 11/2013)	8.50% (Base Rate + 1.75%/Q)	5/22/2006	35	35	(16)

As of June 30, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior secured loan ($7,840 par due 11/2013)	8.25% (Libor + 4.25%/M)	5/22/2006	7,840	7,840	(3)(16)
		Senior secured loan ($387 par due 11/2013)	8.50% (Base Rate + 1.75%/Q)	5/22/2006	387	387	(3)(16)
		Senior secured loan ($6,639 par due 11/2013)	10.00% (Libor + 6.00%/M)	6/29/2011	6,639	6,639	(16)
		Senior secured loan ($9,967 par due 11/2013)	10.25% (Base Rate + 3.50%/Q)	6/29/2011	9,967	9,967	(16)
		Senior secured loan ($610 par due 11/2013)	10.00% (Libor + 6.00%/M)	6/29/2011	610	610	(3)(16)
		Senior secured loan ($915 par due 11/2013)	10.25% (Base Rate + 3.50%/Q)	6/29/2011	915	915	(3)(16)
		Senior secured loan ($3,555 par due 11/2013)	13.00% Cash, 3.00% PIK	5/22/2006	3,555	3,555	(4)
		Senior secured loan ($5,167 par due 11/2013)	13.00% Cash, 3.00% PIK	5/22/2006	5,167	5,167	(2)(4)
					35,832	35,832

HOPPY Holdings Corp.	Manufacturer of automotive and recreational vehicle aftermarket products	Senior secured loan ($15,000 par due 6/2016)	5.25% (Libor + 4.00%/Q)	6/3/2011	15,000	15,000	(16)

Industrial Air Tool, LP and Affiliates d/b/a Industrial Air Tool (7)	Industrial products	Class B common units (37,125 units)		4/1/2010	6,000	15,312
		Member units (375 units)		4/1/2010	7,419	155
					13,419	15,467

NetShape Technologies, Inc.	Metal precision engineered components manufacturer	Senior secured revolving loan ($907 par due 2/2013)	4.00% (Libor + 3.75%/M)	4/1/2010	456	564
		Common units (1,000 units)		1/30/2007	1,000	—
					1,456	564

Protective Industries, Inc.	Manufacturer of plastic protection products	Senior secured loan ($25,667 par due 5/2017)	5.75% (Libor + 4.25%/M)	5/23/2011	25,667	25,667	(16)
		Senior subordinated loan ($693 par due 5/2018)	15.25%	5/23/2011	693	693
		Preferred equity (2,379,361 shares)		5/23/2011	2,307	2,307
					28,667	28,667

Reflexite Corporation (7)	Developer and manufacturer of high-visibility reflective products	Senior subordinated loan ($3,282 par due 11/2014)	18.00% (Libor + 13.50%/Q)	2/26/2008	3,282	3,282	(16)
		Senior subordinated loan ($5,999 par due 11/2014)	18.00% (Libor + 13.50%/Q)	2/26/2008	5,999	5,999	(3)(16)

As of June 30, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Common stock (1,821,860 shares)		3/28/2006	27,435	64,826
					36,716	74,107

UL Holding Co., LLC	Petroleum product manufacturer	Junior secured loan ($2,000 par due 12/2012)	14.00%	6/17/2011	2,000	2,000
		Junior secured loan ($2,000 par due 12/2012)	9.12% (Libor + 8.88%/Q)	6/17/2011	2,000	2,000
		Junior secured loan ($5,000 par due 12/2012)	15.00%	8/13/2010	5,000	5,000
		Junior secured loan ($2,098 par due 12/2012)	9.15% (Libor + 8.88%/Q)	12/21/2007	2,098	2,098
		Junior secured loan ($835 par due 12/2012)	9.15% (Libor + 8.88%/Q)	12/21/2007	835	835	(3)
		Junior secured loan ($2,109 par due 12/2012)	14.00%	12/21/2007	2,109	2,109
		Junior secured loan ($840 par due 12/2012)	14.00%	12/21/2007	840	840	(3)
		Junior secured loan ($983 par due 12/2012)	14.00%	12/21/2007	983	983	(3)
		Junior secured loan ($10,755 par due 12/2012)	9.14% (Libor + 8.88%/Q )	12/21/2007	10,755	10,755	(3)
		Junior secured loan ($2,948 par due 12/2012)	14.00%	12/21/2007	2,948	2,948	(2)
		Class A common units (8,982 units)		6/17/2011	90	47
		Class B-4 common units (50,000 units)		4/25/2008	500	264
		Class B-5 common units (499,000 units)		6/17/2011	4,990	2,636
		Class C common units (549,491 units)		4/25/2008	—	2,903
					35,148	35,418

					427,020	472,208		15.07%

Restaurants and Food Services
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($2,010 par due 11/2013)	6.50% (Libor + 3.50%/Q)	11/27/2006	2,010	2,010	(16)
		Senior secured revolving loan ($108 par due 11/2013)	6.50% (Base Rate + 2.50%/Q)	11/27/2006	108	108	(16)
		Senior secured loan ($13,692 par due 11/2013)	6.50% (Libor + 3.50%/Q)	11/27/2006	13,692	13,692	(16)
		Senior secured loan ($85 par due 11/2013)	6.50% (Base Rate + 2.50%/Q)	11/27/2006	85	85	(16)

As of June 30, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior secured loan ($11,353 par due 11/2014)	12.50% (Libor + 9.50%/Q)	11/27/2006	11,356	11,353	(2)(16)
		Senior secured loan ($9,466 par due 11/2014)	12.50% (Libor + 9.50%/Q)	11/27/2006	9,466	9,466	(3)(16)
		Promissory note ($14,897 par due 11/2016)		6/1/2006	14,886	12,560
		Warrants to purchase up to 0.61 shares		6/1/2006	—	—
					51,603	49,274

Fulton Holdings Corp.	Airport restaurant operator	Senior secured loan ($40,000 par due 5/2016)	12.50%	5/28/2010	40,000	40,000	(2)(13)
		Common stock (19,672 shares)		5/28/2010	1,967	2,062
					41,967	42,062

Huddle House, Inc. (7)	Restaurant owner and operator	Senior subordinated loan ($20,607 par due 12/2015)	12.00% Cash, 3.00% PIK	4/1/2010	20,323	18,077	(4)
		Common stock (358,279 shares)		4/1/2010	—	—
					20,323	18,077

Orion Foods, LLC (fka Hot Stuff Foods, LLC) (7)	Convenience food service retailer	Senior secured revolving loan ($3,300 par due 9/2014)	10.75% (Base Rate + 7.50%/M)	4/1/2010	3,300	3,300	(16)
		Senior secured loan ($34,137 par due 9/2014)	10.00% (Libor + 8.50%/Q)	4/1/2010	34,137	34,137	(16)
		Junior secured loan ($37,552 par due 9/2014)	14.00%	4/1/2010	25,674	31,529
		Preferred units (10,000 units)		10/28/2010	—	—
		Class A common units (25,001 units)		4/1/2010	—	—
		Class B common units (1,122,452 units)		4/1/2010	—	—
					63,111	68,966

OTG Management, Inc.	Airport restaurant operator	Junior secured loan ($20,274 par due 6/2013)	16.00% (Libor + 11.00% Cash, 2.00% PIK/M)	6/19/2008	20,274	20,274	(4)(16)
		Junior secured loan ($42,882 par due 6/2013)	18.00% (Libor + 11.00% Cash, 4.00% PIK/M)	6/19/2008	42,882	42,882	(4)(16)
		Common units (3,000,000 units)		1/5/2011	3,000	3,099
		Warrants to purchase up to 189,857 shares of common stock		6/19/2008	100	5,395
					66,256	71,650

As of June 30, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
PMI Holdings, Inc.	Restaurant owner and operator	Senior secured loan ($9,117 par due 5/2015)	10.00% (Libor + 8.00%/M)	5/5/2010	9,117	9,117	(2)(16)
		Senior secured loan ($9,117 par due 5/2015)	10.00% (Libor + 8.00%/M)	5/5/2010	9,117	9,117	(3)(16)
		Senior secured loan ($9 par due 5/2015)	10.25% (Base Rate + 7.00%/M)	5/5/2010	9	9	(2)(16)
		Senior secured loan ($9 par due 5/2015)	10.25% (Base Rate + 7.00%/M)	5/5/2010	9	9	(3)(16)
					18,252	18,252

S.B. Restaurant Company	Restaurant owner and operator	Senior secured loan ($34,884 par due 7/2012)	13.00% (Libor + 9.00% Cash, 2.00% PIK/Q)	4/1/2010	28,816	34,884	(4)(16)
		Preferred stock (46,690 shares)		4/1/2010	—	117
		Warrants to purchase up to 257,429 shares of common stock		4/1/2010	—	—
					28,816	35,001

Vistar Corporation and Wellspring Distribution Corp.	Food service distributor	Senior subordinated loan ($31,625 par due 5/2015)	13.50%	5/23/2008	31,625	31,625
		Senior subordinated loan ($30,000 par due 5/2015)	13.50%	5/23/2008	30,000	30,000	(2)
		Class A non-voting common stock (1,366,120 shares)		5/3/2008	7,500	7,431
					69,125	69,056

					359,453	372,338		11.88%

Financial Services
AllBridge Financial, LLC (7)	Asset management services	Equity interests		4/1/2010	11,395	16,081

Callidus Capital Corporation (7)	Asset management services	Common stock (100 shares)		4/1/2010	6,000	2,712

Ciena Capital LLC (7)	Real estate and small business loan servicer	Senior secured revolving loan ($14,000 par due 12/2013)	6.00%	11/29/2010	14,000	14,000
		Senior secured loan ($2,000 par due 12/2015)	12.00%	11/29/2010	2,000	2,000
		Senior secured loan ($20,000 par due 12/2015)	12.00%	11/29/2010	20,000	20,000
		Senior secured loan ($10,000 par due 12/2015)	12.00%	11/29/2010	10,000	10,000

As of June 30, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Equity interests		11/29/2010	53,374	30,424
					99,374	76,424

Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($6,000 par due 6/2015)	15.00%	4/1/2010	6,000	6,000
		Senior subordinated loan ($4,000 par due 6/2015)	15.00%	4/1/2010	4,000	4,000
		Senior subordinated loan ($9,500 par due 6/2015)	15.00%	4/1/2010	9,500	9,500
					19,500	19,500

Compass Group Diversified Holdings, LLC (10)	Middle market business manager	Senior secured revolving loan ($1,103 par due 12/2012)	2.69% (Libor + 2.50%/M)	4/1/2010	1,103	1,103

Financial Pacific Company	Commercial finance leasing	Preferred stock (6,500 shares)	8.00% PIK	10/13/2010	6,880	7,665	(4)
		Common stock (650,000 shares)		10/13/2010	—	—
					6,880	7,665

Imperial Capital Group, LLC (6)	Investment services	Class A common units (7,710 units)		5/10/2007	14,997	14,347
		2007 Class B common units (315 units)		5/10/2007	—	586
		2006 Class B common units (2,526 units)		5/10/2007	3	4,700
					15,000	19,633

Ivy Hill Asset Management, L.P. (7)(9)	Asset management services	Member interest (100.00% interest)		6/15/2009	112,876	177,452
					272,128	320,570		10.23%

Education
American Academy Holdings, LLC	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	Senior secured revolving loan ($1,000 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/17/2011	1,000	1,000	(16)
		Senior secured loan ($31,783 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/17/2011	31,783	31,783	(16)
		Senior secured loan ($49,506 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/17/2011	49,506	49,506	(2)(16)
					82,289	82,289

Campus Management Corp. and Campus Management Acquisition Corp. (6)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10,520	14,431

As of June 30, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Community Education Centers, Inc.	Offender re-entry and in-prison treatment services provider	Senior secured loan ($19,231 par due 12/2014)	6.25% (Libor + 5.25%/Q)	12/10/2010	19,231	19,231	(16)
		Senior secured loan ($769 par due 12/2014)	7.50% (Base Rate + 4.25%/Q)	12/10/2010	769	769	(16)
		Junior secured loan ($31,191 par due 12/2015)	15.28% (Libor + 11.00% Cash, 4.00% PIK/M)	12/10/2010	31,191	31,191	(4)
		Junior secured loan ($9,389 par due 12/2015)	15.26% (Libor + 11.00%Cash, 4.00% PIK/M)	12/10/2010	9,389	9,389	(4)
		Warrants to purchase up to 578,427 shares		12/10/2010	—	925
					60,580	61,505

eInstruction Corporation	Developer, manufacturer and retailer of educational products	Junior secured loan ($17,000 par due 7/2014)	7.69% (Libor + 7.50%/Q)	4/1/2010	15,002	13,260
		Senior subordinated loan ($25,190 par due 1/2015)	16.00% PIK	4/1/2010	23,132	18,893	(4)
		Common stock (2,406 shares)		4/1/2010	926	72
					39,060	32,225

ELC Acquisition Corporation	Developer, manufacturer and retailer of educational products	Senior secured loan ($127 par due 11/2012)	3.44% (Libor + 3.25%/M)	11/30/2006	127	127	(3)
		Junior secured loan ($8,333 par due 11/2013)	7.19% (Libor + 7.00%/M)	11/30/2006	8,333	8,333	(3)
					8,460	8,460

Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	Series B preferred stock (1,750,000 shares)		8/5/2010	5,000	5,707
		Series C preferred stock (2,512,586 shares)		6/7/2010	689	1,918
		Common stock (20 shares)		6/7/2010	—	—
					5,689	7,625

JTC Education Holdings, Inc.	Postsecondary school operator	Senior secured loan ($18,338 par due 12/2014)	12.50% (Libor + 9.50%/M)	12/31/2009	18,338	18,338	(16)
		Senior secured loan ($9,961 par due 12/2014)	12.50% (Libor + 9.50%/M)	12/31/2009	9,961	9,961	(3)(16)
					28,299	28,299

R3 Education, Inc. and EIC Acquisitions Corp. (8)	Medical school operator	Senior secured loan ($10,113 par due 4/2013)	9.00% (Libor + 6.00%/Q)	9/21/2007	10,113	15,968	(16)
		Senior secured loan ($5,275 par due 4/2013)	9.00% (Libor + 6.00%/Q)	5/24/2007	5,275	8,329	(3)(16)

As of June 30, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior secured loan ($4,000 par due 4/2013)	9.00% (Libor + 6.00%/Q)	9/21/2007	4,000	6,316	(3)(16)
		Senior secured loan ($6,104 par due 4/2013)	13.00% PIK	12/8/2009	3,098	9,639	(4)
		Preferred stock (8,800 shares)		7/30/2008	2,200	1,100
		Common membership interest (26.27% interest)		9/21/2007	15,800	19,824
		Warrants to purchase up to 27,890 shares		12/8/2009	—	—
					40,486	61,176

					275,383	296,010		9.44%

Consumer Products - Non-durable
Augusta Sportswear, Inc.	Manufacturer of athletic apparel	Senior secured loan ($9,137 par due 7/2015)	8.50% (Libor + 7.50%/Q)	9/3/2010	9,137	9,137	(3)(16)

Gilchrist & Soames, Inc.	Personal care manufacturer	Senior secured revolving loan ($1,250 par due 10/2013)	3.94% (Libor + 3.75%/S)	4/1/2010	1,250	1,250
		Senior secured loan ($22,902 par due 10/2013)	13.44%	4/1/2010	22,244	22,902
					23,494	24,152

Insight Pharmaceuticals Corporation (6)	OTC drug products manufacturer	Senior subordinated loan ($25,809 par due 12/2017)	13.00% Cash, 2.00% PIK	4/1/2010	25,809	25,809	(4)
		Common stock (155,000 shares)		4/1/2010	12,070	17,645
					37,879	43,454

Making Memories Wholesale, Inc. (7)	Scrapbooking branded products manufacturer	Senior secured revolving loan ($2,250 par due 8/2014)		8/21/2009	2,229	2,045	(15)
		Senior secured loan ($9,625 par due 8/2014)		8/21/2009	7,193	—	(15)
		Senior secured loan ($5,751 par due 8/2014)		8/21/2009	3,874	—	(15)
		Common stock (100 shares)		8/21/2009	—	—
					13,296	2,045

Matrixx Initiatives, Inc.	Developer and marketer of OTC healthcare products	Senior secured revolving loan ($1,000 par due 6/2016)	13.00% (Libor + 12.00%/Q)	6/30/2011	1,000	1,000	(16)
		Senior secured loan ($42,500 par due 6/2016)	13.00% (Libor + 12.00%/Q)	6/30/2011	42,213	42,500	(16)

As of June 30, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrants to purchase up to 1,823,271 shares		6/30/2011	—	157
					43,213	43,657

The Step2 Company, LLC	Toy manufacturer	Junior secured loan ($27,000 par due 4/2015)	10.00%	4/1/2010	25,626	27,000
		Junior secured loan ($30,392 par due 4/2015)	10.00% Cash, 5.00% PIK	4/1/2010	28,788	28,568	(4)
		Common units (1,116,879 units)		4/1/2010	24	79
		Warrants to purchase up to 3,157,895 units		4/1/2010	—	225
					54,438	55,872

The Thymes, LLC (7)	Cosmetic products manufacturer	Preferred units (6,283 units)	8.00% PIK	6/21/2007	6,076	6,907	(4)
		Common units (5,400 units)		6/21/2007	—	298
					6,076	7,205

Woodstream Corporation	Pet products manufacturer	Senior subordinated loan ($45,000 par due 2/2015)	12.00%	1/22/2010	39,916	43,650
		Common stock (4,254 shares)		1/22/2010	1,222	2,081
					41,138	45,731

					228,671	231,253		7.38%

Services - Other
Growing Family, Inc. and GFH Holdings, LLC (6)	Photography services	Senior secured revolving loan ($231 par due 8/2011)	9.00% (Libor + 2.00% Cash, 4.00% PIK/M)	3/16/2007	226	187	(4)(16)
		Senior secured revolving loan ($2,252 par due 8/2011)	9.00% (Base Rate + 1.75% Cash, 4.00% PIK/M)	3/16/2007	2,197	1,818	(4)(16)
		Senior secured loan ($7,164 par due 3/2013)	9.00% (Libor + 2.00% Cash, 4.00% PIK/M)	3/16/2007	7,003	5,782	(4)(16)
		Preferred stock (17,500 shares)		3/16/2007	—	—
		Common stock (552,430 shares)		3/16/2007	872	—
		Warrants to purchase up to 22,627,356 Class B units		3/16/2007	—	—
					10,298	7,787

As of June 30, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
PODS Funding Corp.	Storage and warehousing	Senior subordinated loan ($25,125 par due 6/2015)	15.00%	12/23/2009	25,125	25,125
		Senior subordinated loan ($7,582 par due 12/2015)	16.64% PIK	12/23/2009	6,364	7,582	(4)
					31,489	32,707

The Dwyer Group (6)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($27,100 par due 12/2016)	14.50%	12/22/2010	27,100	27,100
		Series A preferred units (13,292,377 units)	8.00% PIK	12/22/2010	13,853	15,390	(4)
					40,953	42,490

United Road Towing, Inc.	Towing company	Warrants to purchase up to 607 shares		4/1/2010	—	—

Wash Multifamily Laundry Systems, LLC (fka Web Services Company, LLC)	Laundry service and equipment provider	Senior secured loan ($4,863 par due 8/2014)	7.00% (Base Rate + 3.75%/Q)	6/15/2009	4,714	4,863	(3)
		Junior secured loan ($51,900 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	51,900	51,900	(16)
		Junior secured loan ($50,000 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	50,000	50,000	(2)(16)
		Junior secured loan ($3,100 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	3,100	3,100	(3)(16)
					109,714	109,863

					192,454	192,847		6.15%

Telecommunications
American Broadband Communications, LLC and American Broadband Holding Company	Broadband communication services	Senior secured loan ($517 par due 9/2013)	7.50% (Libor + 5.50%/M)	9/1/2010	548	517	(16)
		Senior secured loan ($17,325 par due 9/2013)	7.50% (Libor + 5.50%/M)	9/1/2010	16,582	17,325	(2)(16)
		Senior secured loan ($9,048 par due 9/2013)	7.50% (Libor + 5.50%/M)	9/1/2010	9,048	9,047	(3)(16)
		Senior subordinated loan ($33,096 par due 11/2014)	12.00% Cash, 2.00% PIK	2/8/2008	33,096	33,096	(2)(4)
		Senior subordinated loan ($10,424 par due 11/2014)	12.00% Cash, 2.00% PIK	11/7/2007	10,424	10,424	(4)
		Senior subordinated loan ($26,400 par due 11/2014)	10.00% Cash, 4.00% PIK	9/1/2010	26,400	26,400	(4)
		Warrants to purchase up to 378 shares		11/7/2007	—	5,492
		Warrants to purchase up to 200 shares		9/1/2010	—	2,906
					96,098	105,207

As of June 30, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Dialog Telecom LLC	Broadband communication services	Senior secured loan ($16,018 par due 12/2012)	8.50% (Libor + 4.00% Cash, 4.00% PIK/Q)	6/20/2011	16,018	16,018	(4)(16)

Startec Equity, LLC (7)	Communication services	Member interest		4/1/2010	—	—
					112,116	121,225		3.87%

Environmental Services
AWTP, LLC (7)	Water treatment services	Junior secured loan ($4,008 par due 6/2015)	5.00% Cash, 5.00% PIK	4/18/2011	4,008	4,008	(4)
		Junior secured loan ($832 par due 6/2015)	15.00% PIK	4/18/2011	832	832	(4)
		Junior secured loan ($4,196 par due 6/2015)	15.00% PIK	4/18/2011	4,196	4,196	(3)(4)
		Membership interests (90% interest)		4/18/2011	—	49
					9,036	9,085

RE Community Holdings II, Inc. and Pegasus Community Energy, LLC.	Operator of municipal recycling facilities	Senior secured loan ($36,700 par due 3/2016)	11.50% (Libor + 9.75%/M)	3/1/2011	36,700	36,700	(2)(16)
		Senior secured loan ($8,300 par due 3/2016)	11.50% (Libor + 9.75%/M)	3/1/2011	8,300	8,300	(3)(16)
		Senior Secured Loan ($5,000 par due 3/2016)	11.50% (Libor + 9.75%/Q )	3/1/2011	5,000	5,000	(16)
		Preferred stock (1,000 shares)	12.50% PIK	3/1/2011	7,815	7,815	(4)
					57,815	57,815

Sigma International Group, Inc. (8)	Water treatment parts manufacturer	Junior secured loan ($5,597 par due 10/2013)	16.00% (Base Rate + 6.50%/M)	10/11/2007	5,537	3,918	(16)
		Junior secured loan ($12,214 par due 10/2013)	16.00% (Base Rate + 6.50%/M)	10/11/2007	12,079	8,549	(3)(16)
					17,616	12,467

Waste Pro USA, Inc	Waste management services	Preferred Class A Common Equity (611,615 shares)		11/9/2006	12,263	18,701

Wastequip, Inc.	Waste management equipment manufacturer	Senior subordinated loan ($14,774 par due 2/2015)		2/5/2007	12,239	443	(15)
		Common stock (13,889 shares)		2/2/2007	1,389	—
					25,891	19,144

					110,358	98,511		3.14%

As of June 30, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Retail
Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Common stock (1,218,481 shares)		8/8/2006	4,909	10,713

Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($36,433 par due 3/2014)	9.00% (Libor + 7.00%/M)	9/28/2006	36,400	36,433	(16)
		Senior secured loan ($915 par due 3/2014)	9.00% (Libor + 7.00%/M)	9/28/2006	913	915	(3)(16)
		Senior secured loan ($7,311 par due 3/2014)	9.00% (Libor + 7.00%/M)	9/28/2006	7,389	7,311	(3)(16)
		Preferred stock (80 shares)		9/28/2006	1,800	2,255
		Class B Preferred stock (73 shares)		3/19/2009	—	2,062
		Common stock (800 shares)		9/28/2006	200	43
		Warrants to purchase up to 859 shares of preferred stock		3/19/2009	—	46
					46,702	49,065

					51,611	59,778		1.91%

Wholesale Distribution
BECO Holding Company, Inc.	Wholesale distributor of first response fire protection equipment and related parts	Common stock (25,000 shares)		7/30/2010	2,500	2,536

Stag-Parkway, Inc. (7)	Automotive aftermarket components supplier	Senior secured loan ($34,500 par due 12/2014)	12.50% (Libor + 11.00%/Q)	9/30/2010	34,500	34,500	(16)
		Preferred stock (4,200 shares)	16.50%	9/30/2010	2,363	4,200
		Common stock (10,200 shares)		9/30/2010	—	14,980
					36,863	53,680

					39,363	56,216		1.79%

Food and Beverage
Apple & Eve, LLC and US Juice Partners, LLC (6)	Juice manufacturer	Senior secured loan ($13,401 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	13,401	13,401	(16)
		Senior secured loan ($14,100 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	14,100	14,100	(3)(16)
		Senior units (50,000 units)		10/5/2007	5,000	4,806
					32,501	32,307

As of June 30, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated loan ($7,111 par due 2/2013)	16.00% PIK	2/6/2008	7,111	7,111	(4)
		Preferred stock (6,258 shares)		9/1/2006	2,500	1,500
					9,611	8,611

Distant Lands Trading Co.	Coffee manufacturer	Class A common stock (1,294 shares)		4/1/2010	980	786
		Class A-1 common stock (2,157 shares)		4/1/2010	—	—
					980	786

Fleischmann’s Vinegar Company, Inc.	Leading manufacturer, supplier, and distributer of industrial vinegar products	Senior secured loan ($12,628 par due 5/2016)	8.75% (Libor + 7.25%/Q)	6/1/2011	12,628	12,628	(16)

Ideal Snacks Corporation	Snacks manufacturer	Senior secured revolving loan ($1,084 par due 6/2011)	8.50% (Base Rate + 4.00%/M)	4/1/2010	1,084	1,030	(16)
					56,804	55,362		1.77%

Commercial Real Estate Finance
10th Street, LLC (6)	Real estate holding company	Senior subordinated loan ($23,723 par due 11/2014)	8.93% Cash, 4.07% PIK	4/1/2010	23,723	23,723	(4)
		Member interest (10.00% interest)		4/1/2010	594	552
		Option (25,000 units)		4/1/2010	25	25
					24,342	24,300

Allied Capital REIT, Inc. (7)	Real estate investment trust	Real estate equity interests		4/1/2010	—	429
		Real estate equity interests		4/1/2010	50	—
					50	429

American Commercial Coatings, Inc.	Real estate property	Commercial mortgage loan ($2,000 par due 12/2025)		4/1/2010	1,723	1,776	(15)

Aquila Binks Forest Development, LLC	Real estate developer	Commercial mortgage loan ($12,942 par due 6/2011)		4/1/2010	11,365	4,957	(15)
		Real estate equity interests		4/1/2010	—	—
					11,365	4,957

Cleveland East Equity, LLC	Hotel operator	Real estate equity interests		4/1/2010	1,026	2,647

As of June 30, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Commons R-3, LLC	Real estate developer	Real estate equity interests		4/1/2010	—	—

Crescent Hotels & Resorts, LLC and affiliates (7)	Hotel operator	Senior secured loan ($433 par due 6/2010)	10.00%	4/1/2010	433	444
		Senior subordinated loan ($8,719 par due 1/2012)		4/1/2010	1,475	459	(15)
		Senior subordinated loan ($12,407 par due 6/2017)		4/1/2010	2,410	801	(15)
		Senior subordinated loan ($10,968 par due 9/2012)		4/1/2010	2,051	673	(15)
		Senior subordinated loan ($261 par due 3/2013)		4/1/2010	263	29	(15)
		Senior subordinated loan ($2,236 par due 9/2011)		4/1/2010	—	—	(15)
		Preferred equity interest		4/1/2010	—	34
		Common equity interest		4/1/2010	35	—
		Member interests		4/1/2010	—	—
					6,667	2,440

DI Safford, LLC	Hotel operator	Commercial mortgage loan ($5,423 par due 5/2032)		4/1/2010	2,682	2,400	(15)

Hot Light Brands, Inc. (7)	Real estate holding company	Senior secured loan ($35,239 par due 2/2011)		4/1/2010	3,945	3,663	(15)
		Common stock (93,500 shares)		4/1/2010	—	—
					3,945	3,663

MGP Park Place Equity, LLC	Office building operator	Commercial mortgage loan ($6,500 par due 5/2011)		4/1/2010	—	—	(15)

As of June 30, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
NPH, Inc.	Hotel property	Real estate equity interests		4/1/2010	5,291	7,960
					57,091	50,572		1.61%

Consumer Products - Durable
Bushnell Inc.	Sports optics manufacturer	Junior secured loan ($41,325 par due 2/2014)	6.80% (Libor + 6.50%/Q)	4/1/2010	32,016	36,366

Carlisle Wide Plank Floors, Inc.	Hardwood floor manufacturer	Member interest (345,056 shares)		4/1/2010	—	—

Direct Buy Holdings, Inc. and Direct Buy Investors, LP (6)	Membership based buying club franchisor and operator	Junior secured note ($32,000 par due 2/2017)	12.00%	1/21/2011	31,069	13,120
		Partnership interests (83,333 shares)		11/30/2007	8,333	—
		Limited partnership interest (66,667 shares)		4/1/2010	2,594	—
					41,996	13,120

					74,012	49,486		1.58%

Automotive Services
Driven Brands, Inc. (6)	Automotive aftermarket car care franchisor	Senior secured loan ($3,480 par due 10/2014)	6.50% (Libor + 5.00%/M)	5/12/2010	3,400	3,480	(3)(16)
		Senior secured loan ($164 par due 10/2014)	7.00% (Base Rate + 3.75%/M)	5/12/2010	160	164	(3)(16)
		Common stock (3,772,098 shares)		4/1/2010	4,939	7,377
					8,499	11,021

Penn Detroit Diesel Allison, LLC (7)	Diesel engine manufacturer	Member interest (70,249 shares)		4/1/2010	15,993	19,340
					24,492	30,361		0.97%

Containers - Packaging
Industrial Container Services, LLC (6)	Industrial container manufacturer, reconditioner and servicer	Senior secured revolving loan ($909 par due 9/2011)	5.75% (Base Rate + 2.50%/Q)	9/30/2005	909	909
		Senior secured loan ($54 par due 9/2011)	5.75% (Base Rate + 2.50%/Q)	6/21/2006	54	54	(2)
		Senior secured loan ($821 par due 9/2011)	5.75% (Base Rate + 2.50%/Q)	6/21/2006	821	821	(3)
		Common units (1,800,000 units)		9/29/2005	1,800	20,145
					3,584	21,929

					3,584	21,929		0.70%

As of June 30, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	Senior secured loan ($7,250 par due 10/2013)	4.69% (Libor + 4.50%/M)	10/11/2007	7,250	7,033	(2)(14)
		Senior secured loan ($11,500 par due 10/2013)	4.69% (Libor + 4.50%/M)	10/11/2007	11,500	11,155	(3)(14)
					18,750	18,188

					18,750	18,188		0.58%

Printing, Publishing and Media
EarthColor, Inc. (7)	Printing management services	Common stock (89,435 shares)		4/1/2010	—	—

LVCG Holdings LLC (7)	Commercial printer	Membership interests (56.53% interest)		10/12/2007	6,600	—

National Print Group, Inc.	Printing management services	Senior secured revolving loan ($1,141 par due 10/2012)	9.00% (Libor + 6.00%/Q)	3/2/2006	1,141	982	(16)
		Senior secured revolving loan ($1,468 par due 10/2012)	9.00% (Base Rate + 5.00%/Q)	3/2/2006	1,468	1,262	(16)
		Senior secured loan ($7,629 par due 10/2012)	14.00% (Libor + 6.00% Cash, 5.00% PIK/Q)	3/2/2006	7,311	7,171	(3)(4)(16)
		Senior secured loan ($129 par due 10/2012)	14.00% (Base Rate + 5.00% Cash, 5.00% PIK/Q)	3/2/2006	123	121	(3)(4)(16)
		Preferred stock (9,344 shares)		3/2/2006	2,000	—
					12,043	9,536

The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (21,711 shares)		9/29/2006	2,171	3,475
		Common stock (15,393 shares)		9/29/2006	3	8
					2,174	3,483

					20,817	13,019		0.42%

As of June 30, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Aerospace and Defense
AP Global Holdings, Inc.	Safety and security equipment manufacturer	Senior secured loan ($6,274 par due 10/2013)	3.94% (Libor + 3.75%/M)	11/18/2007	6,248	6,274	(3)

Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	91	91	(4)
		Common stock (1,885,195 shares)		1/17/2008	2,291	2,114
					2,382	2,205

					8,630	8,479		0.27%

Housing - Building Materials
HB&G Building Products, Inc.	Synthetic and wood product manufacturer	Senior subordinated loan ($9,479 par due 3/2013)		10/8/2004	8,991	179	(15)
		Common stock (2,743 shares)		10/8/2004	753	—
		Warrants to purchase up to 4,464 shares of common stock		10/8/2004	653	—
					10,397	179

					10,397	179		0.01%

Oil and Gas
Geotrace Technologies, Inc.	Reservoir processing, development	Warrants to purchase up to 80,063 shares of preferred stock		4/1/2010	1,738	—
		Warrants to purchase up to 130,390 shares of preferred stock		4/1/2010	1,067	—
		Warrants to purchase up to 43,356 shares of common stock		4/1/2010	54	—
		Warrants to purchase up to 26,622 shares of common stock		4/1/2010	33	—
					2,892	—

					2,892	—		0.00%

					$4,584,902	$4,643,163		148.14%

(1)

Other than our investments listed in footnote 7 below, we do not “Control” any of our portfolio companies, as defined in the Investment Company Act of 1940 (the “Investment Company Act”). In general, under the Investment Company Act, we would “Control” a portfolio company if we owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. All of our portfolio company investments are subject to legal restrictions on sales which as of June 30, 2011 represented 148% of the Company’s net assets or 95% of the Company’s total assets.

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

(6)

As defined in the Investment Company Act, we are deemed to be an “Affiliated Person” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the six months ended June 30, 2011 in which the issuer was an Affiliated company (but not a portfolio company that we “Control”) are as follows:

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
10th Street, LLC	$—	$—	$—	$1,530	$—	$—	$—	$—	$(25)
Apple & Eve, LLC and US Juice Partners, LLC	$—	$2,761	$—	$1,692	$—	$—	$25	$—	$(230)
BB&T Capital Partners/Windsor Mezzanine Fund, LLC	$—	$2,640	$9,260	$—	$—	$—	$—	$4,154	$(3,804)
Carador, PLC	$—	$—	$9,033	$—	$—	$160	$—	$(2,989)	$3,700
Campus Management Corp. and Campus Management Acquisition Corp.	$571	$—	$—	$—	$—	$—	$—	$—	$27
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC	$—	$38	$8,763	$351	$—	$2,589	$—	$1,562	$1,798
Direct Buy Holdings, Inc. and Direct Buy Investors, LP	$38,800	$79,995	$9,946	$2,637	$—	$—	$—	$2,770	$(27,305)
Driven Brands, Inc.	$—	$—	$—	$136	$—	$—	$—	$7	$1,050
DSI Renal, Inc.	$—	$—	$—	$5,966	$—	$—	$23	$—	$2,423
The Dwyer Group	$—	$—	$1,708	$1,949	$—	$576	$—	$—	$1,536
Firstlight Financial Corporation	$—	$—	$—	$324	$—	$—	$125	$—	$3,003
Growing Family, Inc. and GFH Holdings, LLC	$—	$—	$—	$389	$—	$—	$—	$—	$3,476
Imperial Capital Group, LLC	$—	$—	$—	$—	$—	$172	$—	$—	$(146)
Industrial Container Services, LLC	$3,304	$6,708	$—	$64	$—	$—	$54	$—	$4,941
Insight Pharmaceuticals Corporation	$—	$30,139	$—	$2,627	$—	$—	$765	$—	$4,212
Investor Group Services, LLC	$—	$—	$—	$—	$—	$134	$7	$—	$31
Multi-Ad Services, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$462
Pillar Processing LLC and PHL Holding Co.	$—	$8,429	$—	$1,110	$—	$—	$15	$—	$(1,887)
Primis Marketing Group, Inc. and Primis Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
Regency Healthcare Group, LLC	$—	$—	$2,007	$—	$—	$—	$—	$380	$335
Soteria Imaging Services, LLC	$—	$1,056	$—	$116	$—	$—	$—	$30	$51
VSS-Tranzact Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(4,484)
Universal Environmental Services, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
Universal Trailer Corporation	$—	$—	$7,930	$—	$—	$—	$—	$(7,930)	$7,930

(7)

As defined in the Investment Company Act, we are deemed to be an “Affiliated Person” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). In addition, as defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the six months ended June 30, 2011 in which the issuer was both an Affiliated company and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
AGILE Fund I, LLC	$—	$—	$—	$—	$—	$4	$—	$—	$(55)
Allied Capital REIT, Inc.	$—	$115	$—	$—	$—	$—	$—	$585	$(190)
AllBridge Financial, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$2,969
Aviation Properties Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
AWTP, LLC	$2,926	$—	$—	$148	$—	$—	$—	$—	$49
BenefitMall Holdings, Inc.	$—	$—	$—	$3,650	$—	$—	$250	$—	$3,980
Border Foods, Inc.	$—	$28,526	$34,818	$1,401	$—	$—	$—	$5,174	$3,601
Callidus Capital Corporation	$6,000	$—	$—	$—	$—	$—	$—	$—	$(3,534)
Ciena Capital LLC	$—	$—	$—	$2,353	$—	$—	$—	$—	$(16,639)
Citipostal, Inc.	$2,850	$2,802	$—	$3,578	$—	$—	$177	$—	$(6,638)
Coverall North America, Inc.	$—	$30,907	$—	$356	$—	$—	$75	$(6,832)	$7,624
Crescent Hotels & Resorts, LLC and affiliates	$—	$—	$—	$191	$—	$—	$—	$—	$(1,298)
EarthColor, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
HCI Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(22)
HCP Acquisition Holdings, LLC	$328	$—	$—	$—	$—	$—	$—	$—	$151
Hot Light Brands, Inc.	$—	$929	$—	$—	$—	$—	$—	$—	$(37)
Huddle House Inc.	$—	$—	$—	$1,529	$—	$—	$375	$—	$1,583
Industrial Air Tool, LP and affiliates	$—	$—	$—	$—	$—	$—	$185	$—	$531
Ivy Hill Asset Management, L.P.	$9,419	$—	$—	$—	$—	$9,524	$—	$—	$31,798
Ivy Hill Middle Market Credit Fund, Ltd.	$—	$—	$—	$2,333	$—	$—	$—	$—	$1,499
Knightsbridge CLO 2007-1 Ltd.	$—	$—	$—	$946	$—	$—	$—	$—	$4,031
Knightsbridge CLO 2008-1 Ltd.	$—	$—	$—	$1,359	$—	$—	$—	$—	$3,357
LVCG Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
Making Memories Wholesale, Inc.	$1,750	$345	$—	$23	$—	$—	$2	$—	$(5,886)
MVL Group, Inc.	$—	$—	$—	$4,249	$—	$—	$—	$—	$1,022
Orion Foods, LLC	$3,300	$110	$—	$5,218	$—	$—	$410	$—	$(5,349)
Penn Detroit Diesel Allison, LLC	$—	$4,077	$—	$—	$—	$—	$250	$1,095	$1,361
Reflexite Corporation	$—	$—	$—	$874	$—	$—	$25	$—	$34,304
Senior Secured Loan Fund LLC*	$183,572	$—	$—	$50,324	$12,706	$—	$5,859	$—	$(4,623)
Stag-Parkway, Inc.	$—	$—	$—	$2,168	$—	$35	$125	$—	$958
Startec Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
The Thymes, LLC	$—	$947	$—	$—	$—	$238	$—	$—	$1,011

*              Together with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together, “GE”), we co-invest through the Senior Secured Loan Fund LLC d/b/a the “Senior Secured Loan Program” (the “SSLP”). The SSLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by GE and the Company; therefore, although the Company owns more than 25% of the voting securities of the SSLP, the Company does not believe that it has control over the SSLP (for purposes of the Investment Company Act or otherwise).

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

(11)

In the first quarter of 2011, the staff of the Securities and Exchange Commission (the “Staff”) informally communicated to certain business development companies the Staff’s belief that certain entities, which would be classified as an “investment company” under the Investment Company Act but for the exception from the definition of “investment company” set forth in Rule 3a-7 promulgated under the Investment Company Act, could not be treated as eligible portfolio companies (as defined in Section 2(a)(46) of the Investment Company Act). Ares Capital continues to believe that the language of Section 2(a)(46) of the Investment Company Act permits a business development company to treat as “eligible portfolio companies” entities that rely on the 3a-7 exception. However, given the current uncertainty in this area, Ares Capital has, solely for purposes of calculating the composition of its portfolio pursuant to Section 55(a) of the Investment Company Act, identified these entities in our schedule of investments as “non-qualifying assets” should the Staff ultimately disagree with Ares Capital’s position.

(12)

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

(14)

In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.50% on $25 million aggregate principal amount outstanding of the portfolio company’s senior term debt previously syndicated by us.

(15)	Loan was on non-accrual status as of June 30, 2011.

(16)	Loan includes interest rate floor feature.

(17)

In addition to the interest earned based on the contractual stated interest rate of this security, the notes entitle us to receive a portion of the excess cash flow from the SSLP’s loan portfolio, which may result in a return to the Company greater than the contractual stated interest rate.

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2010

(dollar amounts in thousands)

Company(1)	Industry	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
AGILE Fund I, LLC(7)(9)	Investment partnership	Member interest (0.50% interest)		4/1/2010	$264	$217
BB&T Capital Partners/Windsor Mezzanine Fund, LLC(6)(9)	Investment company	Member interest (32.59% interest)		4/1/2010	11,900	15,704
Callidus Debt Partners CDO Fund I, Ltd.(8)(9)	Investment company	Class C notes ($18,800 par due 12/2013)		4/1/2010	2,669	1,239
		Class D notes ($9,400 par due 12/2013)		4/1/2010	—	—	(14)
					2,669	1,239
Callidus Debt Partners CLO Fund III, Ltd.(8)(9)	Investment company	Preferred shares (23,600,000 shares)	7.18%	4/1/2010	4,343	7,324
Callidus Debt Partners CLO Fund IV, Ltd.(8)(9)	Investment company	Class D notes ($3,000 par due 4/2020)	4.84% (Libor + 4.55%/Q)	4/1/2010	1,824	1,817
		Subordinated notes ($17,500 par due 4/2020)	14.92%	4/1/2010	6,935	11,720
					8,759	13,537
Callidus Debt Partners CLO Fund V, Ltd.(8)(9)	Investment company	Subordinated notes ($14,150 par due 11/2020)	23.49%	4/1/2010	8,586	11,995
Callidus Debt Partners CLO Fund VI, Ltd.(8)(9)	Investment company	Class D notes ($9,000 par due 10/2021)	6.29% (Libor + 6.00%/Q)	4/1/2010	4,039	5,538
		Subordinated notes ($25,500 par due 10/2021)	20.14%	4/1/2010	11,572	22,711
					15,611	28,249
Callidus Debt Partners CLO Fund VII, Ltd.(8)(9)	Investment company	Subordinated notes ($28,000 par due 1/2021)	11.94%	4/1/2010	10,216	17,197
Callidus MAPS CLO Fund I LLC	Investment company	Class E notes ($17,000 par due 12/2017)	5.79% (Libor + 5.5%/Q)	4/1/2010	11,863	11,535
		Subordinated notes ($47,900 par due 12/2017)	8.62%	4/1/2010	12,652	19,156
					24,515	30,691
Callidus MAPS CLO Fund II, Ltd.(8)(9)	Investment company	Class D notes ($7,700 par due 7/2022)	4.54% (Libor + 4.25%/Q)	4/1/2010	3,428	4,364
		Subordinated notes ($17,900 par due 7/2022)	18.41%	4/1/2010	8,857	13,624
					12,285	17,988
Carador PLC(6)(8)(9)(10)	Investment company	Ordinary shares (7,110,525 shares)		12/15/2006	9,033	5,333
CIC Flex, LP(9)	Investment partnership	Limited partnership units (0.94 unit)		9/7/2007	2,553	2,500
Covestia Capital Partners, LP(9)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	1,059	1,041
Dryden XVIII Leveraged Loan 2007 Limited(8)(9)	Investment company	Class B notes ($9,000 par due 10/2019)	4.79% (Libor + 4.50%/Q)	4/1/2010	3,816	4,823
		Subordinated notes ($21,164 par due 10/2019)	23.01%	4/1/2010	12,266	19,436
Dynamic India Fund IV, LLC(9)	Investment company	Member interest (5.44% interest)		4/1/2010	4,822	4,822
Fidus Mezzanine Capital, L.P.(9)	Investment partnership	Limited partnership interest (29.12% interest)		4/1/2010	9,206	7,499
Firstlight Financial Corporation(6)(9)	Investment company	Senior subordinated loan ($73,811 par due 12/2016)	1.00% PIK	12/31/2006	73,569	54,050	(4)
		Common stock (10,000 shares)		12/31/2006	10,000	—
		Common stock (30,000 shares)		12/31/2006	30,000	—
					113,569	54,050
HCI Equity, LLC(7)(8)(9)	Investment company	Member interest (100% interest)		4/1/2010	808	993
Imperial Capital Private Opportunities, LP(6)(9)	Investment partnership	Limited partnership interest (80% interest)		5/10/2007	6,643	5,300
Ivy Hill Middle Market Credit Fund, Ltd.(7)(8)(9)	Investment company	Class B deferrable interest notes ($40,000 par due 11/2018)	6.25% (Libor + 6.00%/Q)	11/20/2007	40,000	37,200

As of December 31, 2010

(dollar amounts in thousands)

Company(1)	Industry	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Subordinated notes ($15,351 par due 11/2018)	15.50%	11/20/2007	15,351	14,737
					55,351	51,937
Knightsbridge CLO 2007-1 Ltd.(7)(8)(9)	Investment company	Class E notes ($20,350 par due 1/2022)	9.29% (Libor + 9.00%/Q)	3/24/2010	14,852	14,545
Knightsbridge CLO 2008-1 Ltd.(7)(8)(9)	Investment company	Class C notes ($14,400 par due 6/2018)	7.80% (Libor + 7.50%/Q)	3/24/2010	14,400	14,400
		Class D notes ($9,000 par due 6/2018)	8.79% (Libor + 8.50%/Q)	3/24/2010	9,000	9,000
		Class E notes ($14,850 par due 6/2018)	5.29% (Libor + 5.00%/Q)	3/24/2010	13,596	10,488
					36,996	33,888
Kodiak Funding, LP(9)	Investment partnership	Limited partnership interest (1.52% interest)		4/1/2010	918	788
Novak Biddle Venture Partners III, L.P.(9)	Investment partnership	Limited partnership interest (2.47% interest)		4/1/2010	221	254
Pangaea CLO 2007-1 Ltd. (8)(9)	Investment company	Class D notes ($15,000 par due 1/2021)	5.04% (Libor + 4.75%/Q)	4/1/2010	9,061	8,307
Partnership Capital Growth Fund I, LP(9)	Investment partnership	Limited partnership interest (25% interest)		6/16/2006	2,370	2,393
Senior Secured Loan Fund LLC(7)(16)	Co-investment vehicle	Subordinated certificates ($548,161 par due 12/2015)	8.30% (Libor + 8.00%/Q)	10/30/2009	537,439	561,674
Trivergance Capital Partners, LP(9)	Investment partnership	Limited partnership interest (100% interest)		6/5/2008	3,162	—
VSC Investors LLC(9)	Investment company	Membership interest (4.63% interest)		1/24/2008	994	699
					924,287	924,423		30.30%

Healthcare-Services
Axium Healthcare Pharmacy, Inc.	Specialty pharmacy provider	Senior subordinated loan ($3,160 par due 3/2015)	8.00%	4/1/2010	2,915	3,002	(4)
CCS Group Holdings, LLC	Correctional facility healthcare operator	Class A units (1,000,000 units)		8/19/2010	1,000	1,000
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC(6)	Healthcare analysis services	Preferred stock (7,427 shares)		6/15/2007	8,763	8,325
		Common stock (9,679 shares)		6/15/2007	4,000	9,656
		Common stock (1,546 shares)		6/15/2007	—	1,542
					12,763	19,523
DSI Renal Inc.(6)	Dialysis provider	Senior secured loan ($9,359 par due 3/2013)	8.50% (Libor + 6.50%/M)	4/4/2006	9,284	9,359	(15)
		Senior subordinated loan ($69,009 par due 4/2014)	6.00% Cash, 10.00% PIK	4/4/2006	68,523	69,006	(4)
		Common units (19,726 units)		4/4/2006	19,684	40,687
					97,491	119,052
GG Merger Sub I, Inc.	Drug testing services	Senior secured loan ($11,330 par due 12/2014)	4.31% (Libor + 4.0%/Q)	12/14/2007	10,944	10,764	(2)

		Senior secured loan ($12,000 par due 12/2014)	4.31% (Libor + 4.0%/Q)	12/14/2007	11,586	11,400	(3)
					22,530	22,164
HCP Acquisition Holdings, LLC(7)	Healthcare compliance advisory services	Class A units (10,044,176 units)		6/26/2008	10,044	5,070
Heartland Dental Care, Inc.	Dental services	Senior subordinated loan ($27,717 par due 7/2014)	14.25%	7/31/2008	27,717	28,548
INC Research, Inc.	Pharmaceutical and biotechnology consulting services	Senior subordinated loan ($10,039 par due 9/2017)	13.50%	9/27/2010	10,039	10,039
		Common stock (1,000,000 shares)		9/27/2010	1,000	1,000
					11,039	11,039
Magnacare Holdings, Inc., Magnacare Administrative Services, LLC, and Magnacare, LLC	Healthcare professional provider	Senior secured loan ($66,169 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/15/2010	66,169	66,169	(15)
		Senior secured loan ($48,511 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/15/2010	48,511	48,511	(2)(15)
		Senior secured loan ($9,023 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/15/2010	9,023	9,023	(3)(15)
					123,703	123,703
MPBP Holdings, Inc., Cohr Holdings, Inc. and MPBP Acquisition Co., Inc.	Healthcare equipment services	Junior secured loan ($18,851 par due 1/2014)		1/31/2007	18,851	943	(14)
		Junior secured loan ($11,310 par due 1/2014)		1/31/2007	11,310	566	(3)(14)
		Common stock (50,000 shares)		1/31/2007	5,000	—
					35,161	1,509
MWD Acquisition Sub, Inc.	Dental services	Junior secured loan ($5,000 par due 5/2013)	6.51% (Libor + 6.25%/M)	5/3/2007	5,000	4,800	(3)
NS Merger Sub. Inc. and NS Holdings, Inc.	Healthcare technology provider	Senior subordinated loan ($579 par due 6/2017)	13.50%	6/21/2010	579	579

As of December 31, 2010

(dollar amounts in thousands)

Company(1)	Industry	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior subordinated loan ($50,000 par due 6/2017)	13.50%	6/21/2010	50,000	50,000	(2)
		Common stock (2,500,000 shares)		6/21/2010	2,500	2,500
					53,079	53,079
OnCURE Medical Corp.	Radiation oncology care provider	Common stock (857,143 shares)		8/18/2006	3,000	2,910
Passport Health Communications, Inc., Passport Holding Corp. and Prism Holding Corp.	Healthcare technology provider	Senior secured loan ($11,287 par due 5/2014)	8.25% (Libor + 7.0%/Q)	5/9/2008	11,287	11,287	(2)(15)
		Senior secured loan ($10,419 par due 5/2014)	8.25% (Libor + 7.0%/Q)	5/9/2008	10,419	10,419	(3)(15)
		Series A preferred stock (1,594,457 shares)		7/30/2008	11,156	10,978	(4)
		Common stock (16,106 shares)		7/30/2008	100	—
					32,962	32,684
PG Mergersub, Inc.	Provider of patient surveys, management reports and national databases for integrated healthcare delivery system	Senior secured loan ($1,100 par due 11/3/2015)	6.75% (Libor + 5.0%/Q)	11/3/2010	1,098	1,100	(15)
		Senior secured loan ($9,200 par due 11/3/2015)	6.75% (Libor + 5.0%/Q)	11/3/2010	9,171	9,200	(3)(15)
		Senior subordinated loan ($4,000 par due 3/2016)	12.50%	3/12/2008	3,948	4,000
		Preferred stock (333 shares)		3/12/2008	125	9
		Common stock (16,667 shares)		3/12/2008	167	471
					14,509	14,780
Reed Group, Ltd.	Medical disability management services provider	Senior secured loan ($10,755 par due 12/2013)		4/1/2010	9,129	9,142	(14)
		Senior secured revolving loan ($1,250 par due 12/2013)		4/1/2010	1,097	1,063	(14)
		Senior subordinated loan ($19,625 par due 12/2013)		4/1/2010	15,918	10,714	(14)
		Equity interests		4/1/2010	203	—
					26,347	20,919
Regency Healthcare Group, LLC(6)	Hospice provider	Preferred member interest (1,293,960 shares)		4/1/2010	2,007	1,672
Soteria Imaging Services, LLC(6)	Outpatient medical imaging provider	Junior secured loan ($1,687 par due 11/2010)		4/1/2010	1,644	1,383	(14)
		Junior secured loan ($2,422 par due 11/2010)		4/1/2010	2,361	1,986	(14)
		Preferred member interest (1,881,234 units)		4/1/2010	—	—
					4,005	3,369
Sunquest Information Systems, Inc.	Laboratory software solutions provider	Junior secured loan ($95,000 par due 6/2017)	9.75% (Libor + 8.50%/M)	12/16/2010	95,000	95,000	(15)
		Junior secured loan ($50,000 par due 6/2017)	9.75% (Libor + 8.50%/M)	12/16/2010	50,000	50,000	(2)(15)
					145,000	145,000
U.S. Renal Care, Inc.	Dialysis provider	Senior subordinated loan ($20,235 par due 5/2017)	11.25% Cash, 2.00% PIK	5/24/2010	20,235	20,235	(4)
Univita Health Inc.	Outsourced services provider	Senior subordinated loan ($21,094 par due 12/2014)	12.00% Cash, 3.00% PIK	12/22/2009	21,094	21,094	(4)
VOTC Acquisition Corp.	Radiation oncology care provider	Senior secured loan ($7,580 par due 7/2012)	11.00% Cash, 2.00% PIK	6/30/2008	7,580	7,580	(4)
		Preferred stock (3,888,222 shares)		7/14/2008	8,748	11,624
					16,328	19,204
					687,929	674,356		22.11%
Business Services
Aviation Properties Corporation(7)	Aviation services	Common stock (100 shares)		4/1/2010	—	—
BenefitMall Holdings Inc.(7)	Employee benefits broker services	Senior subordinated loan ($40,326 par due 6/2014)	18.00%	4/1/2010	40,326	40,326
		Common stock (39,274,290 shares)		4/1/2010	53,510	50,450
		Warrants		4/1/2010	—	—
					93,836	90,776
Booz Allen Hamilton, Inc.	Strategy and technology consulting services	Senior secured loan ($733 par due 7/2015)	7.50% (Libor + 4.50%/M)	7/31/2008	721	733	(3)(15)
		Senior subordinated loan ($101 par due 7/2016)	13.00%	7/31/2008	90	104
		Senior subordinated loan ($5,007 par due 7/2016)	13.00%	7/31/2008	4,983	5,157	(2)
					5,794	5,994

As of December 31, 2010

(dollar amounts in thousands)

Company(1)	Industry	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
CitiPostal Inc.(7)	Document storage and management services	Senior secured revolving loan ($691 par due 12/2013)	6.50% (Libor + 4.50%/M)	4/1/2010	691	691	(15)
		Senior secured revolving loan ($700 par due 12/2013)	6.50% (Libor + 4.50%/Q)	4/1/2010	700	700	(15)
		Senior secured revolving loan ($1,250 par due 12/2013)	6.75% (Base Rate + 3.25%/Q)	4/1/2010	1,250	1,250	(15)
		Senior secured loan ($49,333 par due 12/2013)	11.00% Cash, 2.00% PIK	4/1/2010	49,333	49,333	(2)(4)
		Senior secured loan ($482 par due 12/2013)	11.00% Cash, 2.00% PIK	4/1/2010	482	482	(4)
		Senior subordinated loan ($12,526 par due 12/2015)	16.00% PIK	4/1/2010	12,526	12,022	(4)
		Common stock (37,024 shares)		4/1/2010	—	—
					64,982	64,478
Cook Inlet Alternative Risk, LLC	Risk management services	Senior secured loan ($40,000 par due 4/2013)	8.50%	4/1/2010	25,124	26,083
		Senior secured loan ($44,346 par due 4/2013)	8.50%	4/1/2010	26,622	28,917
		Member interest (3.17%)		4/1/2010	—	—
					51,746	55,000
Coverall North America, Inc.(7)	Commercial janitorial service provider	Senior secured loan ($15,763 par due 7/2011)	12.00%	4/1/2010	15,763	15,763	(2)
		Senior secured loan ($15,864 par due 7/2011)	12.00%	4/1/2010	15,864	15,864	(2)
		Senior subordinated loan ($5,557 par due 7/2011)		4/1/2010	5,554	928	(14)
		Common stock (763,333 shares)		4/1/2010	2,999	—
					40,180	32,555
Digital Videostream, LLC	Media content supply chain services company	Senior secured loan ($256 par due 2/2012)	10.00% Cash, 1.00% PIK	4/1/2010	256	256	(4)
		Senior secured loan ($9 par due 2/2012)	10.00% Cash, 1.00% PIK	4/1/2010	9	9	(2)(4)
		Senior secured loan ($10,403 par due 2/2012)	10.00% Cash, 1.00% PIK	4/1/2010	10,345	10,403	(2)(4)
		Convertible subordinated loan ($5,538 par due 2/2016)	10.00% PIK	4/1/2010	5,978	6,025	(4)
					16,588	16,693
Diversified Collections Services, Inc.	Collections services	Senior secured loan ($6,921 par due 3/2012)	7.50% (Libor + 5.50%/Q)	4/1/2010	6,921	6,921	(3)(15)
		Senior secured loan ($79 par due 3/2012)	7.50% (Libor + 5.50%/Q)	4/1/2010	79	79	(3)(15)
		Senior secured loan ($34,000 par due 9/2012)	13.75% (Libor + 11.75%/Q)	4/1/2010	34,000	34,000	(2)(15)
		Senior secured loan ($2,000 par due 9/2012)	13.75% (Libor + 11.75%/Q)	4/1/2010	2,000	2,000	(2)(15)
		Preferred stock (14,927 shares)		5/18/2006	169	289
		Common stock (114,004 shares)		2/5/2005	295	445
		Common stock (478,816 shares)		4/1/2010	1,478	1,586
					44,942	45,320
Diversified Mercury Communications, LLC	Business media consulting services	Senior secured loan ($1,774 par due 3/2013)	8.00% (Base Rate + 4.50%/M)	4/1/2010	1,613	1,596	(15)
Impact Innovations Group, LLC(7)	IT consulting and outsourcing services	Member interest (50% interest)		4/1/2010	—	—
Interactive Technology Solutions, LLC	IT services provider	Senior secured loan ($7,944 par due 6/2015)	9.50% (Libor + 6.50%/Q)	10/21/2010	7,944	7,944	(15)
		Senior secured loan ($8,900 par due 6/2015)	9.50% (Libor + 6.50%/Q)	10/21/2010	8,900	8,900	(3)(15)
					16,844	16,844
Investor Group Services, LLC(6)	Business consulting for private equity and corporate clients	Limited liability company membership interest (10.00% interest)		6/22/2006	—	564
Multi-Ad Services, Inc.(6)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	788	1,366
		Common units (1,725,280 units)		4/1/2010	—	—
					788	1,366
MVL Group, Inc.(7)	Marketing research provider	Senior secured loan ($22,772 par due 7/2012)	12.00%	4/1/2010	22,772	22,772
		Senior subordinated loan ($34,937 par due 7/2012)	12.00% Cash, 2.50% PIK	4/1/2010	33,884	34,937	(4)
		Junior subordinated loan ($144 par due 7/2012)	10.00%	4/1/2010	—	33
		Common stock (554,091 shares)		4/1/2010	—	—
		Common stock (560,716 shares)		4/1/2010	—	—
					56,656	57,742
PC Helps Support, LLC	Technology support provider	Senior secured loan ($7,153 par due 12/2013)	3.54% (Libor + 3.25%/Q)	4/1/2010	7,153	7,153	(3)
		Senior subordinated loan ($23,377 par due 12/2013)	12.76%	4/1/2010	23,377	23,377
					30,530	30,530

As of December 31, 2010

(dollar amounts in thousands)

Company(1)	Industry	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Pillar Processing LLC and PHL Holding Co.(6)	Mortgage services	Senior secured loan ($1,875 par due 5/2014)	14.50%	7/31/2008	1,875	1,875
		Senior secured loan ($5,500 par due 5/2014)	14.50%	7/31/2008	5,500	5,500	(2)
		Senior secured loan ($14,730 par due 11/2013)	5.80% (Libor + 5.50%/Q)	11/20/2007	14,730	14,730	(2)
		Senior secured loan ($9,194 par due 11/2013)	5.80% (Libor + 5.50%/Q)	11/20/2007	9,194	9,194	(3)
		Common stock (85 shares)		11/20/2007	3,768	5,701
					35,067	37,000
Primis Marketing Group, Inc. and Primis Holdings, LLC(6)	Database marketing services	Senior subordinated loan ($10,222 par due 2/2013)		8/24/2006	10,222	102	(14)
		Preferred units (4,000 units)		8/24/2006	3,600	—
		Common units (4,000,000 units)		8/24/2006	400	—
					14,222	102
Prommis Solutions, LLC, E-Default Services, LLC, Statewide Tax and Title Services, LLC & Statewide Publishing Services, LLC (formerly known as MR Processing Holding Corp.)	Bankruptcy and foreclosure processing services	Senior subordinated loan ($16,788 par due 2/2014)	11.50% Cash, 2.00% PIK	2/9/2007	16,788	16,788	(4)
		Senior subordinated loan ($27,032 par due 2/2014)	11.50% Cash, 2.00% PIK	2/9/2007	27,032	27,032	(2)(4)
		Preferred units (30,000 units)		4/11/2006	3,000	4,661
					46,820	48,481
Promo Works, LLC	Marketing services	Senior secured loan ($8,655 par due 12/2013)	11.00%	4/1/2010	5,105	5,438
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	257
Summit Business Media, LLC	Business media consulting services	Junior secured loan ($11,930 par due 7/2014)		8/3/2007	10,276	239	(3)(14)
Summit Energy Services, Inc.	Energy management consulting services	Common stock (38,778 shares)		4/1/2010	222	287
		Common stock (385,608 shares)		4/1/2010	2,336	2,850
					2,558	3,137
Tradesmen International, Inc.	Construction labor support	Senior subordinated loan ($20,000 par due 5/2014)	10.00%	4/1/2010	14,364	20,000
		Warrants to purchase up to 771,036 shares		4/1/2010	—	2,086
					14,364	22,086
VSS-Tranzact Holdings, LLC(6)	Management consulting services	Common membership interest (8.51% interest)		10/26/2007	10,204	6,475
Venturehouse-Cibernet Investors, LLC	Financial settlement services for intercarrier wireless roaming	Equity interest		4/1/2010	—	—
		Equity interest		4/1/2010	—	—
					—	—
					563,365	542,673		17.79%
Restaurants and Food Services
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($2,010 par due 11/2012)	6.50% (Libor + 3.50%/Q)	11/27/2006	2,010	2,010	(15)
		Senior secured revolving loan ($108 par due 11/2012)	6.50% (Base Rate + 2.50%/Q)	11/27/2006	108	108	(15)
		Senior secured loan ($22,839 par due 11/2013)	12.50% (Libor + 9.50%/Q)	11/27/2006	22,845	22,839	(2)(15)
		Senior secured loan ($10,705 par due 11/2013)	12.50% (Libor + 9.50%/Q)	11/27/2006	10,705	10,705	(3)(15)
		Promissory note ($14,897 par due 11/2016)		6/1/2006	14,886	10,957	(4)
		Warrants to purchase up to 0.61 shares		6/1/2006	—	—
					50,554	46,619
Encanto Restaurants, Inc.	Restaurant owner and operator	Junior secured loan ($20,997 par due 8/2013)	11.00%	8/2/2006	20,997	19,947	(2)
		Junior secured loan ($3,999 par due 8/2013)	11.00%	8/2/2006	3,999	3,799	(3)
					24,996	23,746
Fulton Holdings Corp	Airport restaurant operator	Senior secured loan ($40,000 par due 5/2016)	12.50%	5/28/2010	40,000	40,000	(2)(12)
		Common stock (19,672 shares)		5/28/2010	1,967	2,430
					41,967	42,430
Orion Foods, LLC (fka Hot Stuff Foods, LLC)(7)	Convenience food service retailer	Senior secured loan ($34,357 par due 9/2014)	10.00% (Libor + 8.50%/Q)	4/1/2010	34,357	34,357	(15)

As of December 31, 2010

(dollar amounts in thousands)

Company(1)	Industry	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Junior secured loan ($37,552 par due 9/2014)	14.00%	4/1/2010	24,881	36,085
		Preferred stock ($10,000 par due)		4/1/2010	—	—
		Class A common units (25,001 units)		4/1/2010	—	—
		Class B common units (1,122,452 units)		4/1/2010	—	—
					59,238	70,442
Huddle House, Inc.(7)	Restaurant owner and operator	Senior subordinated loan ($20,300 par due 12/2015)	12.00% Cash, 3.00% PIK	4/1/2010	20,032	16,202	(4)
		Common stock (358,428 shares)		4/1/2010	—	—
					20,032	16,202
OTG Management, Inc.	Airport restaurant operator	Junior secured loan ($12,603 par due 6/2013)	16.00% (Libor + 11.00% Cash, 2.00% PIK/M)	6/19/2008	12,603	12,603	(4)(15)
		Junior secured loan ($42,030 par due 6/2013)	18.00% (Libor + 11.00% Cash, 4.00% PIK/M)	6/19/2008	42,030	42,030	(4)(15)
		Warrants to purchase up to 100,857 shares of common stock		6/19/2008	100	4,939
		Warrants to purchase up to 9 shares of common stock		6/19/2008	—	—
					54,733	59,572
PMI Holdings, Inc.	Restaurant owner and operator	Senior secured revolving loan ($575 par due 5/2015)	10.00% (Libor + 8.00%/Q)	5/5/2010	575	575	(15)
		Senior secured loan ($9,918 par due 5/2015)	10.00% (Libor + 8.00%/M)	5/5/2010	9,918	9,918	(2)(15)
		Senior secured loan ($9,918 par due 5/2015)	10.00% (Libor + 8.00%/M)	5/5/2010	9,918	9,918	(3)(15)
		Senior secured loan ($7 par due 5/2015)	10.25% (Base Rate + 7.00%/M)	5/5/2010	7	7	(2)
		Senior secured loan ($7 par due 5/2015)	10.25% (Base Rate + 7.00%/M)	5/5/2010	7	7	(3)
					20,425	20,425
S.B. Restaurant Company	Restaurant owner and operator	Senior secured loan ($35,406 par due 7/2012)	13.00% (Libor + 11.00%/Q)	4/1/2010	26,872	33,635	(15)
		Preferred stock (46,690 shares)		4/1/2010	—	—
		Warrants to purchase up to 257,429 shares of common stock		4/1/2010	—	—
					26,872	33,635
Vistar Corporation and Wellspring Distribution Corp.	Food service distributor	Senior subordinated loan ($31,625 par due 5/2015)	13.50%	5/23/2008	31,625	31,625
		Senior subordinated loan ($30,000 par due 5/2015)	13.50%	5/23/2008	30,000	30,000	(2)
		Class A non-voting common stock (1,366,120 shares)		5/3/2008	7,500	5,287
					69,125	66,912
					367,942	379,983		12.46%
Financial Services
AllBridge Financial, LLC(7)	Asset management services	Equity interests		4/1/2010	11,395	13,112
Callidus Capital Corporation(7)	Asset management services	Common stock (100 shares)		4/1/2010	—	246
Ciena Capital LLC(7)	Real estate and small business loan servicer	Senior secured loan ($14,000 par due 12/2013)	6.00%	11/23/2010	14,000	14,000
		Senior secured loan ($2,000 par due 12/2015)	12.00%	11/29/2010	2,000	2,000
		Senior secured loan ($20,000 par due 12/2015)	12.00%	11/29/2010	20,000	20,000
		Senior secured loan ($10,000 par due 12/2015)	12.00%	11/29/2010	10,000	10,000
		Equity interests		11/29/2010	53,374	47,063
					99,374	93,063
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($6,000 par due 6/2015)	15.00%	4/1/2010	6,000	6,000
		Senior subordinated loan ($4,000 par due 6/2015)	15.00%	4/1/2010	4,000	4,000
		Senior subordinated loan ($9,500 par due 6/2015)	15.00%	4/1/2010	9,500	9,500
					19,500	19,500
Compass Group Diversified Holdings, LLC(10)	Middle market business manager	Senior secured revolving loan ($735 par due 12/2012)	2.76% (Libor + 2.50%/M)	4/1/2010	735	735

As of December 31, 2010

(dollar amounts in thousands)

Company(1)	Industry	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior secured revolving loan ($882 par due 12/2012)	2.76% (L ibor + 2.50%/M)	4/1/2010	882	882
					1,617	1,617
Financial Pacific Company(7)	Commercial finance leasing	Preferred stock (6,500 shares)	8.00% PIK	10/13/2010	6,500	6,543
		Common stock (650,000 shares)		10/13/2010	—	—
					6,500	6,543
Imperial Capital Group, LLC(6)	Investment services	Common units (2,526 units)		5/10/2007	3	4,735
		Common units (315 units)		5/10/2007	—	590
		Common units (7,710 units)		5/10/2007	14,997	14,453
					15,000	19,778
Ivy Hill Asset Management, L.P.(7)	Asset management services	Member interest (100% interest)		6/15/2009	103,458	136,235
					256,844	290,094		9.51%
Consumer Products—Non-durable
Augusta Sportswear, Inc.	Manufacturer of athletic apparel	Senior secured loan ($6,556 par due 7/2015)	8.50% (Libor + 7.50%/Q)	9/3/2010	6,556	6,556	(2)(15)
		Senior secured loan ($9,353 par due 7/2015)	8.50% (Libor + 7.50%/Q)	9/3/2010	9,353	9,353	(3)(15)
					15,909	15,909
Gilchrist & Soames, Inc.	Personal care manufacturer	Senior subordinated loan ($22,902 par due 10/2013)	13.44%	4/1/2010	22,128	22,902
Insight Pharmaceuticals Corporation(6)	OTC drug products manufacturer	Senior subordinated loan ($50,255 par due 9/2012)	13.00% Cash, 2.00% PIK	4/1/2010	50,255	50,255	(2)(4)(15)
		Senior subordinated loan ($5,298 par due 9/2012)	13.00% Cash, 2.00% PIK	4/1/2010	5,298	5,298	(4)(15)
		Common stock (155,000 shares)		4/1/2010	12,070	13,432
					67,623	68,985
Making Memories Wholesale, Inc.(7)	Scrapbooking branded products manufacturer	Senior secured revolving loan ($250 par due 8/2014)	10.00% (Libor + 6.50%/Q)	8/21/2009	250	250	(15)
		Senior secured revolving loan ($250 par due 8/2014)	10.00% (Libor + 6.50%/Q)	8/21/2009	250	250	(15)
		Senior secured loan ($9,388 par due 8/2014)		8/21/2009	7,433	6,048	(14)(15)
		Senior secured loan ($5,129 par due 8/2014)		8/21/2009	3,979	—	(14)
		Common stock (100 shares)		8/21/2009	—	—
					11,912	6,548
The Step2 Company, LLC	Toy manufacturer	Senior secured loan ($27,000 par due 4/2015)	10.00%	4/1/2010	25,557	27,000	(4)
		Senior subordinated loan ($30,000 par due 4/2015)	15.00%	4/1/2010	28,396	30,000	(4)
		Common units (1,114,343 units)		4/1/2010	24	1,010
		Warrants to purchase up to 3,157,895 shares		4/1/2010	—	—
					53,977	58,010
The Thymes, LLC(7)	Cosmetic products manufacturer	Preferred units (6,283 units)	8.00% PIK	6/21/2007	6,784	6,902	(4)
		Common units (5,400 units)		6/21/2007	—	—
					6,784	6,902
Woodstream Corporation	Pet products manufacturer	Senior subordinated loan ($4,743 par due 2/2015)	12.00%	1/22/2010	4,772	4,505
		Senior subordinated loan ($50,257 par due 2/2015)	12.00%	1/22/2010	43,287	47,745
		Common stock (4,254 shares)		1/22/2010	1,222	2,194
					49,281	54,444
					227,614	233,700		7.66%
Education
Campus Management Corp. and Campus Management Acquisition Corp.(6)	Education software developer	Preferred stock (465,509 shares)		2/8/2008	9,949	13,834
Community Education Centers, Inc.	Offender re-entry and in-prison treatment services provider	Senior secured loan ($20,000 par due 12/2014)	6.25% (Libor + 5.25%/M)	12/10/2010	20,000	20,000	(15)
		Junior secured loan ($9,231 par due 12/2015)	15.28% (Libor + 15.00%/M)	12/10/2010	9,231	9,231
		Junior secured loan ($30,769 par due 12/2015)	15.30% (Libor + 15.00%/M)	12/10/2010	30,769	30,769
		Warrants to purchase up to 578,407 shares		12/13/2010	—	1,009
					60,000	61,009
eInstruction Corporation	Developer, manufacturer and retailer of educational products	Senior subordinated loan ($23,270 par due 1/2015)	16.00% PIK	4/1/2010	21,290	22,106	(4)
		Junior secured loan ($17,000 par due 7/2014)	7.80% (Libor + 7.50%/Q)	4/1/2010	14,881	14,960

As of December 31, 2010

(dollar amounts in thousands)

Company(1)	Industry	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Common stock (2,406 shares)		4/1/2010	926	1,326
					37,097	38,392
ELC Acquisition Corporation	Developer, manufacturer and retailer of educational products	Senior secured loan ($160 par due 11/2012)	3.51% (Libor + 3.25%/M)	11/30/2006	160	160	(3)
		Junior secured loan ($8,333 par due 11/2013)	7.26% (Libor + 7.00%/M)	11/30/2006	8,333	8,333	(3)
					8,493	8,493
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	Series B preferred stock (1,401,385 shares)		8/5/2010	4,004	4,244
		Series B preferred stock (348,615 shares)		8/5/2010	996	1,056
		Series C preferred stock (1,994,644 shares)		6/7/2010	547	2,586
		Series C preferred stock (517,942 shares)		6/7/2010	142	672
		Common stock (16 shares)		6/7/2010	—	—
		Common stock (4 shares)		6/7/2010	—	—
					5,689	8,558
JTC Education Holdings, Inc.	Postsecondary school operator	Senior secured loan ($19,997 par due 12/2014)	12.50% (Libor + 9.50%/M)	12/31/2009	19,997	19,997	(15)
		Senior secured loan ($10,863 par due 12/2014)	12.50% (Libor + 9.50%/M)	12/31/2009	10,863	10,863	(3)(15)
					30,860	30,860
R3 Education, Inc. (formerly known as Equinox EIC Partners, LLC and MUA Management Company) and EIC Acquisitions Corp.(8)	Medical school operator	Senior secured loan ($6,275 par due 4/2013)	9.00% (Libor + 6.00%/Q)	4/3/2007	6,275	9,652	(3)(15)
		Senior secured loan ($10,113 par due 4/2013)	9.00% (Libor + 6.00%/Q)	9/21/2007	10,113	15,555	(15)
		Senior secured loan ($4,000 par due 4/2013)	9.00% (Libor + 6.00%/Q)	9/21/2007	4,000	6,153	(3)(15)
		Senior secured loan ($5,727 par due 4/2013)	13.00% PIK	12/8/2009	2,335	8,809	(4)
		Preferred stock (800 shares)		7/30/2008	200	100
		Preferred stock (8,000 shares)		7/30/2008	2,000	1,000
		Common membership interest (26.27% interest)		9/21/2007	15,800	20,734
		Warrants to purchase up to 27,890 shares		12/8/2009	—	—
					40,723	62,003
					192,811	223,149		7.32%
Manufacturing
Component Hardware Group, Inc.	Commercial equipment manufacturer	Senior secured loan ($3,014 par due 12/2014)	7.00% Cash, 3.00% PIK	8/4/2010	3,014	3,014	(4)
		Senior subordinated loan ($10,078 par due 12/2014)	7.50% Cash, 5.00% PIK	4/1/2010	5,775	10,078	(4)
		Warrants to purchase up to 1,462,500 shares of common stock		8/4/2010	—	1,240
					8,789	14,332
Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($375 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/22/2006	375	375	(15)
		Senior secured loan ($5,801 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/22/2006	5,801	5,801	(15)
		Senior secured loan ($536 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/22/2006	536	536	(3)(15)
		Senior secured loan ($8,296 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/22/2006	8,296	8,296	(3)(15)
		Senior secured loan ($3,806 par due 5/2011)	10.00% (Libor + 6.00%/M)	5/22/2006	3,806	3,806	(15)
		Senior secured loan ($1,579 par due 5/2011)	10.00% (Libor + 6.00%/M)	5/22/2006	1,579	1,579	(3)(15)
		Senior secured loan ($3,558 par due 5/2011)	13.00% Cash, 3.00% PIK	5/22/2006	3,558	3,558	(4)
		Senior secured loan ($5,089 par due 5/2011)	13.00% Cash, 3.00% PIK	5/22/2006	5,089	5,089	(2)(4)
					29,040	29,040
Industrial Air Tool, LP and Affiliates d/b/a Industrial Air Tool(7)	Industrial products	Class B common units (37,125 units)		4/1/2010	6,000	14,787
		Member interest (375 units)		4/1/2010	7,419	149
					13,419	14,936
NetShape Technologies, Inc.	Metal precision engineered components manufacturer	Senior secured revolving loan ($972 par due 2/2013)	4.06% (Libor + 3.75%/M)	4/1/2010	521	602
		Common units (1,000 units)		1/30/2007	1,000	—
					1,521	602
Reflexite Corporation(7)	Developer and manufacturer of high-visibility reflective products	Senior subordinated loan ($3,282 par due 11/2014)	20.00% (Base Rate + 12.25% Cash, 7.50% PIK/Q)	2/26/2008	3,282	3,282	(4)(15)

As of December 31, 2010

(dollar amounts in thousands)

Company(1)	Industry	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior subordinated loan ($5,999 par due 11/2014)	20.00% (Base Rate + 12.25% Cash, 7.50% PIK/Q)	2/26/2008	5,999	5,999	(3)(4)(15)
		Common stock (1,821,860 shares)		3/28/2006	27,435	30,523
					36,716	39,804
STS Operating, Inc.	Hydraulic systems equipment and supplies provider	Senior subordinated loan ($30,386 par due 1/2013)	11.00%	4/1/2010	29,461	30,386	(2)
Bundy Refrigeration International Holding B.V. (aka Tyde Group Worldwide)(8)	Refrigeration and cooling systems parts manufacturer	Senior secured loan ($9,010 par due 4/2012)	13.13% (Base Rate + 9.88%/Q)	12/15/2010	9,010	9,010
		Senior secured loan ($15,592 par due 4/2012)	15.38% (Base Rate + 12.13%/Q)	12/15/2010	15,592	15,592
					24,602	24,602
UL Holding Co., LLC	Petroleum product manufacturer	Senior secured loan ($5,000 par due 12/2012)	15.00%	8/13/2010	5,000	5,000
		Junior secured loan ($2,108 par due 12/2012)	9.66% (Libor + 9.38%/Q)	12/21/2007	2,108	2,108
		Junior secured loan ($839 par due 12/2012)	9.66% (Libor + 9.38%/Q)	12/21/2007	839	839	(3)
		Junior secured loan ($2,119 par due 12/2012)	14.50%	12/21/2007	2,119	2,119
		Junior secured loan ($844 par due 12/2012)	14.50%	12/21/2007	844	844	(3)
		Junior secured loan ($10,809 par due 12/2012)	9.66% (Libor + 9.38%/Q)	12/21/2007	10,809	10,809	(3)
		Junior secured loan ($2,963 par due 12/2012)	14.50%	12/21/2007	2,963	2,963	(2)
		Junior secured loan ($988 par due 12/2012)	14.50%	12/21/2007	988	988	(3)
		Common units (50,000 units)		4/25/2008	500	97
		Common units (207,843 units)		4/25/2008	—	403
					26,170	26,170
Universal Trailer Corporation(6)	Livestock and specialty trailer manufacturer	Common stock (74,920 shares)		10/8/2004	7,930	—
					177,648	179,872		5.90%
Services-Other
The Dwyer Group	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($27,100 par due 12/2016)	14.50%	12/22/2010	27,100	27,100
		Series A preferred units (15,000,000 units)	8.00% PIK	12/22/2010	15,000	15,000
					42,100	42,100
Growing Family, Inc. and GFH Holdings, LLC(6)	Photography services	Senior secured revolving loan ($182 par due 8/2011)	9.00% (Base Rate + 1.75% Cash, 4.00% PIK/M)	3/16/2007	178	80	(4)(15)
		Senior secured revolving loan ($2,252 par due 8/2011)	9.00% (Base Rate + 1.75% Cash, 4.00% PIK/M)	3/16/2007	2,207	991	(4)(15)
		Senior secured loan ($524 par due 3/2013)	9.00% (Base Rate + 1.75% Cash, 4.00% PIK/M)	3/16/2007	514	230	(4)(15)
		Senior secured loan ($6,498 par due 3/2013)	9.00% (Base Rate + 1.75% Cash, 4.00% PIK/M)	3/16/2007	6,378	2,859	(4)(15)
		Preferred stock (8,750 shares)		3/16/2007	—	—
		Common stock (552,430 shares)		3/16/2007	872	—
		Warrants to purchase up to 11,313,678 Class B units		3/16/2007	—	—
					10,149	4,160
PODS Funding Corp.	Storage and warehousing	Senior subordinated loan ($25,125 par due 6/2015)	15.00%	12/23/2009	25,125	25,125
		Senior subordinated loan ($7,582 par due 12/2015)	16.64% PIK	12/23/2009	6,290	7,430	(4)
					31,415	32,555
United Road Towing, Inc.	Towing company	Junior secured loan ($18,840 par due 1/2014)	14.75% (Libor + 11.25% Cash, 1.00% PIK/Q)	4/1/2010	18,606	18,840	(4)(15)
		Warrants to purchase up to 607 shares		4/1/2010	—	4
					18,606	18,844
Web Services Company, LLC	Laundry service and equipment provider	Senior secured loan ($4,888 par due 8/2014)	7.00% (Base Rate + 3.75%/Q)	6/15/2009	4,718	4,888	(3)
		Senior subordinated loan ($13,563 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	13,563	13,563	(4)

As of December 31, 2010

(dollar amounts in thousands)

Company(1)	Industry	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior subordinated loan ($26,462 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	26,462	26,462	(2)(4)
					44,743	44,913
					147,013	142,572		4.67%
Consumer Products—Durable
Bushnell Inc.	Sports optics manufacturer	Senior subordinated loan ($41,325 par due 2/2014)	6.80% (Libor + 6.50%/Q)	4/1/2010	30,708	30,994
Carlisle Wide Plank Floors, Inc.	Hardwood floor manufacturer	Senior secured loan ($1,545 par due 6/2011)		4/1/2010	1,449	773	(4)(14)
		Common stock (345,056 shares)		4/1/2010	—	—
					1,449	773
Direct Buy Holdings, Inc. and Direct Buy Investors, LP(6)	Membership based buying club franchisor and operator	Senior secured loan ($1,897 par due 11/2012)	8.25% (Base Rate + 5.00%/Q)	12/14/2007	1,858	1,897	(2)(15)
		Senior subordinated loan ($81,634 par due 5/2013)	12.00% Cash, 4.00% PIK	4/1/2010	77,892	81,634	(4)
		Limited partnership interest (80,000 shares)		4/1/2010	3,112	3,414
		Partnership interests (100,000 shares)		11/30/2007	10,000	4,347
					92,862	91,292
					125,019	123,059		4.03%
Telecommunications
American Broadband Communications, LLC and American Broadband Holding Company	Broadband communication services	Senior secured loan ($5,530 par due 9/2013)	7.50% (Libor + 5.50%/Q)	9/1/2010	5,861	5,530	(15)
		Senior secured loan ($17,775 par due 9/2013)	7.50% (Libor + 5.50%/Q)	9/1/2010	16,924	17,775	(2)(15)
		Senior secured loan ($9,283 par due 9/2013)	7.50% (Libor + 5.50%/Q)	9/1/2010	9,283	9,283	(3)(15)
		Senior subordinated loan ($30,594 par due 11/2014)	12.00% Cash, 4.00% PIK	9/1/2010	30,594	30,594	(4)
		Senior subordinated loan ($32,768 par due 11/2014)	12.00% Cash, 4.00% PIK	2/8/2008	32,768	32,768	(2)(4)
		Senior subordinated loan ($10,321 par due 11/2014)	12.00% Cash, 4.00% PIK	11/7/2007	10,321	10,321	(4)
		Warrants to purchase up to 200 shares		11/7/2007	—	3,915
		Warrants to purchase up to 208 shares		9/1/2010	—	—
					105,751	110,186
Startec Equity, LLC(7)	Communication services	Member interest		4/1/2010	—	—
					105,751	110,186		3.59%
Food and Beverage
Apple & Eve, LLC and US Juice Partners, LLC(6)	Juice manufacturer	Senior secured revolving loan ($1,200 par due 10/1/2013)	12.00% (Base Rate + 8.00%/Q)	10/5/2007	1,200	1,200	(15)
		Senior secured loan ($14,162 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	14,162	14,162	(15)
		Senior secured loan ($14,900 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	14,900	14,900	(3)(15)
		Senior units (50,000 units)		10/5/2007	5,000	5,036
					35,262	35,298
Border Foods, Inc.(7)	Green chile and jalapeno products manufacturer	Senior secured loan ($28,526 par due 3/2012)	13.50%	4/1/2010	28,526	28,526
		Preferred stock (100,000 shares)		4/1/2010	21,346	22,801
		Common stock (148,838 shares)		4/1/2010	13,472	4,809
		Common stock (87,707 shares)		4/1/2010	—	2,834
		Common stock (23,922 shares)		4/1/2010	—	773
					63,344	59,743
Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated loan ($6,673 par due 2/2013)	13.00% PIK	2/6/2008	6,673	6,673	(4)
		Preferred stock (6,258 shares)		9/1/2006	2,500	1,650
					9,173	8,323
Distant Lands Trading Co.	Coffee manufacturer	Common stock (1,294 shares)		4/1/2010	980	1,048
		Common stock (2,157 shares)		4/1/2010	—	—
					980	1,048
Ideal Snacks Corporation	Snacks manufacturer	Senior secured revolving loan ($1,084 par due 6/2011)	8.50% (Base Rate + 4.00%/M)	4/1/2010	1,084	922	(15)
					109,843	105,334		3.45%
Retail
Apogee Retail, LLC	For-profit thrift retailer	Senior secured revolving loan ($780 par due 3/2012)	7.25% (Base Rate + 4.00%/Q)	3/27/2007	780	765
		Senior secured loan ($11,523 par due 9/2012)	12.00% Cash, 4.00% PIK	5/28/2008	11,523	11,523	(4)
		Senior secured loan ($2,939 par due 3/2012)	5.51% (Libor + 5.25%/M)	3/27/2007	2,939	2,880	(2)

As of December 31, 2010

(dollar amounts in thousands)

Company(1)	Industry	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior secured loan ($3,420 par due 9/2012)	12.00% Cash, 4.00% PIK	5/28/2008	3,420	3,420	(4)
		Senior secured loan ($25,841 par due 3/2012)	5.51% (Libor + 5.25%/M)	3/27/2007	25,841	25,324	(2)
		Senior secured loan ($11,307 par due 3/2012)	5.51% (Libor + 5.25%/M)	3/27/2007	11,307	11,081	(3)
					55,810	54,993
Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Common stock (1,170,182 shares)		8/8/2006	4,500	7,238
Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($2,413 par due 9/2012)	6.50% (Base Rate + 1.25% Cash, 1.00% PIK/M)	9/28/2006	2,409	2,364	(3)(4)(15)
		Senior secured loan ($28,122 par due 9/2012)	6.50% (Base Rate + 1.25% Cash, 1.00% PIK/M)	9/28/2006	28,089	27,560	(4)(15)
		Senior secured loan ($7,110 par due 9/2012)	6.50% (Base Rate + 1.25% Cash, 1.00% PIK/M)	9/28/2006	7,188	6,968	(3)(4)(15)
		Preferred stock (73 shares)		3/19/2009	—	1,939
		Preferred stock (80 shares)		9/28/2006	1,800	2,121
		Common stock (800 shares)		9/28/2006	200	—
		Warrants to purchase up to 859 shares of preferred stock		3/19/2009	—	—
					39,686	40,952
					99,996	103,183		3.38%
Commercial Real Estate Finance
10th Street, LLC(6)	Real estate holding company	Senior subordinated loan ($23,247 par due 11/2014)	8.93% Cash, 4.07% PIK	4/1/2010	23,247	23,247	(4)
		Member interest (10.00% interest)		4/1/2010	594	578
		Option (25,000 units)		4/1/2010	25	25
					23,866	23,850
Allied Capital REIT, Inc.(7)	Real estate investment trust	Real estate equity interests		4/1/2010	50	35
		Real estate equity interests		4/1/2010	115	699
					165	734
American Commercial Coatings, Inc.	Real estate property	Commercial mortgage loan ($2,000 par due 12/2025)		4/1/2010	1,927	1,875	(14)
Aquila Binks Forest Development, LLC	Real estate developer	Commercial mortgage loan ($12,870 par due 6/2011)		4/1/2010	11,293	4,812	(14)
		Real estate equity interest		4/1/2010
					11,293	4,812
Cleveland East Equity, LLC	Hotel operator	Real estate equity interest (2,522,748 shares)		4/1/2010	1,026	2,051
Commons R-3, LLC	Real estate developer	Real estate equity interest		4/1/2010	—	—
Crescent Hotels & Resorts, LLC and affiliates(7)	Hotel operator	Senior subordinated loan ($433 par due 6/2010)		4/1/2010	433	444	(14)
		Senior subordinated loan ($4,124 par due 1/2012)		4/1/2010	1,475	—	(14)
		Senior subordinated loan ($4,348 par due 6/2017)		4/1/2010	1,482	1,288	(14)
		Senior subordinated loan ($2,722 par due 6/2017)		4/1/2010	928	1,963	(14)
		Senior subordinated loan ($5,974 par due 9/2012)		4/1/2010	2,051	—	(14)
		Senior subordinated loan ($263 par due 3/2013)		4/1/2010	263	—	(14)
		Senior subordinated loan ($2,112 par due 9/2011)		4/1/2010	—	—	(14)
		Senior subordinated loan ($3,078 par due 1/2012)		4/1/2010	—	—	(14)
		Senior subordinated loan ($2,926 par due 6/2017)		4/1/2010	—	—	(14)
		Senior subordinated loan ($2,050 par due 6/2017)		4/1/2010	—	—	(14)
		Senior subordinated loan ($4,826 par due 9/2012)		4/1/2010	—	—	(14)
		Preferred equity interest		4/1/2010	—	—
		Preferred equity interest		4/1/2010	—	43
		Common equity interest		4/1/2010	35	—
		Member interests		4/1/2010	—	—
					6,667	3,738
DI Safford, LLC	Hotel operator	Commercial mortgage loan ($5,311 par due 5/2032)		4/1/2010	2,757	2,750	(14)
Holiday Inn West Chester	Hotel property	Real estate owned		4/1/2010	3,513	3,330

As of December 31, 2010

(dollar amounts in thousands)

Company(1)	Industry	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Hot Light Brands, Inc.(7)	Real estate holding company	Senior secured loan ($27,393 par due 2/2011)		4/1/2010	4,875	4,629	(14)
		Common stock (93,500 shares)		4/1/2010	—	—
					4,875	4,629
MGP Park Place Equity, LLC	Office building operator	Commercial mortgage loan ($6,170 par due 5/2011)		4/1/2010	320	163	(14)
NPH, Inc.	Hotel property	Real estate equity interest		4/1/2010	5,291	6,907
Van Ness Hotel, Inc.	Hotel operator	Commercial mortgage loan ($3,750 par due 8/2013)		4/1/2010	1,027	—	(14)
		Commercial mortgage loan ($13,702 par due 12/2011)	5.50%	4/1/2010	13,702	11,291
		Real estate equity interests		4/1/2010	—	—
					14,729	11,291
					76,429	66,130		2.17%
Wholesale Distribution
BECO Holding Company, Inc.	Wholesale distributor of first response fire protection equipment and related parts	Common stock (25,000 shares)		7/30/2010	2,500	2,500
Stag-Parkway, Inc.(7)	Automotive aftermarket components supplier	Senior secured loan ($34,500 par due 12/2014)	12.50% (Libor + 11.00%/Q)	9/30/2010	34,500	34,500	(15)
		Preferred stock (4,200 shares)	16.50%	9/30/2010	2,328	4,200
		Common stock (10,200 shares)		9/30/2010	—	13,987
					36,828	52,687
					39,328	55,187		1.81%
Computers and Electronics
Network Hardware Resale, Inc.	Networking equipment resale provider	Senior subordinated loan ($12,343 par due 12/2011)	12.00% (Base Rate + 6.00%/A)	4/1/2010	12,343	12,343	(2)(15)
		Convertible junior subordinated loan ($17,518 par due 12/2015)	9.75% PIK	4/1/2010	17,680	21,039	(4)
					30,023	33,382
TZ Merger Sub, Inc.	Healthcare enterprise software developer	Senior secured loan ($4,678 par due 8/2015)	6.75% (Base Rate + 3.50%/Q)	6/15/2009	4,597	4,678	(3)
					34,620	38,060		1.25%
Environmental Services
AWTP, LLC	Water treatment services	Junior secured loan ($4,755 par due 12/2012)		12/21/2005	4,755	1,517	(14)
		Junior secured loan ($2,086 par due 12/2012)		12/21/2005	2,086	666	(3)(14)
		Junior secured loan ($4,755 par due 12/2012)		12/21/2005	4,755	1,517	(14)
		Junior secured loan ($2,086 par due 12/2012)		12/21/2005	2,086	666	(3)(14)
					13,682	4,366
Mactec, Inc.	Engineering and environmental services	Class B-4 stock (16 shares)		11/3/2004	—	—
		Class C stock (5,556 shares)		11/3/2004	—	162
					—	162
Sigma International Group, Inc.(8)	Water treatment parts manufacturer	Junior secured loan ($1,833 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	1,833	1,283	(15)
		Junior secured loan ($917 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	917	642	(15)
		Junior secured loan ($2,778 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	2,778	1,944	(15)
		Junior secured loan ($4,000 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	4,000	2,800	(3)(15)
		Junior secured loan ($2,000 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	2,000	1,400	(3)(15)
		Junior secured loan ($6,060 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	6,060	4,242	(3)(15)
					17,588	12,311
Universal Environmental Services, LLC	Hydrocarbon recycling and related waste management services and products	Preferred member interest (15.00% interest)		4/1/2010	—	—
		Preferred member interest (850,242 shares)		4/1/2010	—	—
		Preferred member interest (7,099 shares)		4/1/2010	—	—
		Preferred member interest (763,889 shares)		4/1/2010	—	—
					—	—
Waste Pro USA, Inc	Waste management services	Preferred Class A Common Equity (611,615 shares)		11/9/2006	12,263	16,861
Wastequip, Inc.(6)	Waste management equipment manufacturer	Senior subordinated loan ($12,669 par due 2/2015)		2/5/2007	12,581	760	(14)

As of December 31, 2010

(dollar amounts in thousands)

Company(1)	Industry	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Common stock (13,889 shares)		2/2/2007	1,389	—
					13,970	760
					57,503	34,460		1.13%
Automotive Services
Driven Brands, Inc.(6)	Automotive aftermarket car care franchisor	Senior secured loan ($3,200 par due 10/2014)	6.50% (Libor + 5.00%/M)	5/12/2010	3,116	3,200	(3)(15)
		Senior secured loan ($520 par due 10/2014)	6.50% (Libor + 5.00%/M)	4/1/2010	506	520	(3)(15)
		Senior secured loan ($213 par due 10/2014)	7.00% (Base Rate + 3.75%/M)	4/1/2010	207	213	(3)
		Common stock (3,772,098 shares)		4/1/2010	4,939	6,308
					8,768	10,241
Penn Detroit Diesel Allison, LLC(7)	Diesel engine manufacturer	Member interest (70,249 shares)		4/1/2010	20,069	22,057
					28,837	32,298		1.06%
Containers—Packaging
Industrial Container Services, LLC(6)	Industrial container manufacturer, reconditioner and servicer	Senior secured loan ($1,033 par due 9/2011)	5.75% (Base Rate + 2.50%/Q)	9/30/2005	1,033	1,033
		Senior secured loan ($20 par due 9/2011)	4.26% (Libor + 4.00%/Q)	6/21/2006	20	20	(2)
		Senior secured loan ($101 par due 9/2011)	4.26% (Libor + 4.00%/Q)	6/21/2006	101	101	(2)
		Senior secured loan ($308 par due 9/2011)	4.26% (Libor + 4.00%/Q)	6/21/2006	308	308	(3)
		Senior secured loan ($1,539 par due 9/2011)	4.26% (Libor + 4.00%/Q)	6/21/2006	1,539	1,539	(3)
		Senior secured loan ($107 par due 9/2011)	4.26% (Libor + 4.00%/Q)	6/21/2006	107	107	(2)
		Senior secured loan ($1,642 par due 9/2011)	4.26% (Libor + 4.00%/Q)	6/21/2006	1,642	1,642	(3)
		Senior secured loan ($27 par due 9/2011)	5.75% (Base Rate + 2.50%/Q)	6/21/2006	27	27	(2)
		Senior secured loan ($410 par due 9/2011)	5.75% (Base Rate + 2.50%/Q)	6/21/2006	410	410	(3)
		Common units (1,800,000 units)		9/29/2005	1,800	15,203
					6,987	20,390
					6,987	20,390		0.67%
Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	Senior secured loan ($7,250 par due 10/2013)	4.76% (Libor + 4.50%/M)	10/11/2007	7,250	6,453	(2)(13)
		Senior secured loan ($11,500 par due 10/2013)	4.76% (Libor + 4.50%/M)	10/11/2007	11,500	10,235	(3)(13)
					18,750	16,688
					18,750	16,688		0.55%
Printing, Publishing and Media
EarthColor, Inc.(7)	Printing management services	Common stock (89,435 shares)		4/1/2010	—	—
LVCG Holdings LLC(7)	Commercial printer	Membership interests (56.53% interest)		10/12/2007	6,600	—
National Print Group, Inc.	Printing management services	Senior secured revolving loan ($1,141 par due 10/2012)	9.00% (Libor + 6.00%/Q)	3/2/2006	1,141	965	(15)
		Senior secured revolving loan ($1,250 par due 10/2012)	9.00% (Base Rate + 5.00%/Q)	3/2/2006	1,250	1,057	(15)
		Senior secured loan ($7,685 par due 10/2012)	14.00% (Libor + 6.00% Cash, 5.00% PIK/Q)	3/2/2006	7,359	7,091	(3)(4)(15)
		Senior secured loan ($187 par due 10/2012)	14.00% (Base Rate + 5.00% Cash, 5.00% PIK/Q)	3/2/2006	179	173	(3)(4)(15)
		Preferred stock (9,344 shares)		3/2/2006	2,000	—
					11,929	9,286
The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (29,969 shares)		9/29/2006	2,997	3,851
		Common stock (15,393 shares)		9/29/2006	3	4
					3,000	3,855
					21,529	13,141		0.43%

As of December 31, 2010

(dollar amounts in thousands)

Company(1)	Industry	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Aerospace and Defense
AP Global Holdings, Inc.	Safety and security equipment manufacturer	Senior secured loan ($6,274 par due 10/2013)	4.02% (Libor + 3.75%/M)	11/18/2007	6,243	6,274	(3)
Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00%	1/17/2008	87	87
		Common stock (1,885,195 shares)		1/17/2008	2,291	1,968
					2,378	2,055
					8,621	8,329		0.27%
Oil and Gas
Geotrace Technologies, Inc.	Reservoir processing, development	Warrants to purchase up to 43,356 shares of common stock		4/1/2010	54	—
		Warrants to purchase up to 26,622 shares of common stock		4/1/2010	33	—
		Warrants to purchase up to 80,063 shares of preferred stock		4/1/2010	1,738	207
		Warrants to purchase up to 130,390 shares of preferred stock		4/1/2010	1,067	337
					2,892	544
					2,892	544		0.02%
Housing—Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,956 par due 3/2013)		10/8/2004	8,991	179	(14)
		Common stock (2,743 shares)		10/8/2004	753	—
		Warrants to purchase up to 4,464 shares of common stock		10/8/2004	653	—
					10,397	179
					10,397	179		0.01%
					$4,291,955	$4,317,990		141.55%

(1)

Other than our investments listed in footnote 7 below, we do not “Control” any of our portfolio companies, as defined in the Investment Company Act of 1940 (the “Investment Company Act”). In general, under the Investment Company Act, we would “Control” a portfolio company if we owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. All of our portfolio company investments are subject to legal restrictions on sales which as of December 31, 2010 represented 142% of the Company’s net assets or 95% of the Company’s total assets.

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

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
10th Street, LLC	$23,171	$—	$—	$2,465	$—	$—	$—	$—	$(16)
Air Medical Group	$30,065	$11,955	$18,205	$106	$—	$—	$13	$14,909	$—
Apple & Eve, LLC and US Juice Partners, LLC	$3,500	$5,022	$2,816	$3,753	$—	$—	$47	$—	$36
BB&T Capital Partners/Windsor Mezzanine Fund, LLC	$13,943	$2,043	$—	$—	$—	$—	$—	$—	$3,804
Carador PLC	$—	$—	$—	$—	$—	$616	$—	$—	$2,844
Campus Management Corp. and Campus Management Acquisition Corp.	$—	$43,462	$—	$4,829	$—	$—	$1	$—	$(197)
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC	$—	$—	$—	$297	$—	$—	$—	$—	$3,070
Direct Buy Holdings, Inc. and Direct Buy Investors, LP	$78,350	$219	$—	$10,767	$—	$—	$—	$6	$826
Driven Brands, Inc.	$103,157	$41	$96,643	$3,032	$—	$—	$—	$843	$1,473
DSI Renal, Inc.	$1,505	$5,346	$7,991	$13,449	$—	$—	$57	$3,863	$24,699
The Dwyer Group	$42,100	$—	$—	$97	$813	$—	$—	$—	$—
Firstlight Financial Corporation	$—	$—	$—	$545	$—	$—	$312	$—	$(1,295)
Growing Family, Inc. and GFH Holdings, LLC	$—	$—	$—	$1,097	$—	$—	$—	$(7,659)	$1,668
Imperial Capital Group, LLC	$—	$—	$151	$—	$—	$1,509	$—	$—	$464
Industrial Container Services, LLC	$1,446	$10,692	$—	$391	$—	$—	$148	$—	$7,049
Insight Pharmaceuticals Corporation	$66,790	$—	$—	$6,325	$—	$—	$375	$—	$1,362
Investor Group Services, LLC	$100	$100	$—	$203	$—	$—	$20	$—	$64
Multi-Ad Services, Inc.	$2,666	$1,886	$—	$149	$—	$—	$17	$—	$578
Pillar Processing LLC and PHL Holding Co.	$—	$4,597	$—	$2,564	$—	$—	$36	$—	$(2,116)
Primis Marketing Group, Inc. and Primis Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(409)
Regency Healthcare Group, LLC	$2,007	$—	$—	$—	$—	$—	$—	$—	$(335)
Service Champ, Inc.	$28,463	$26,585	$28,463	$969	$—	$—	$75	$—	$—
Soteria Imaging Services, LLC	$4,080	$—	$142	$348	$—	$—	$—	$—	$(636)
VSS-Tranzact Holdings, LLC	$204	$—	$—	$—	$—	$—	$—	$—	$(1,579)
Universal Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
Universal Trailer Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
Wastequip, Inc.	$—	$—	$449	$—	$—	$—	$281	$3	$(759)

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

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
AGILE Fund I, LLC	$264	$—	$—	$—	$—	$124	$—	$—	$(47)
Allied Capital REIT, Inc.	$765	$600	$—	$—	$—	$40	$—	$—	$569
AllBridge Financial, LLC	$11,370	$—	$—	$—	$—	$—	$29	$—	$1,717
Avborne, Inc.	$39	$—	$39	$—	$—	$—	$—	$41	$—
Aviation Properties Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
BenefitMall Holdings, Inc.	$93,837	$—	$—	$5,525	$—	$—	$375	$—	$(3,060)
Border Foods, Inc.	$68,944	$5,600	$—	$3,107	$—	$—	$25	$—	$(3,601)
Callidus Capital Corporation	$20,120	$16,000	$4,120	$—	$—	$—	$—	$2,580	$(2,354)
Ciena Capital LLC	$98,012	$—	$—	$429	$—	$—	$—	$—	$(6,058)
Citipostal, Inc.	$63,961	$1,020	$—	$7,308	$—	$—	$282	$—	$(504)
Coverall North America, Inc.	$40,189	$—	$—	$3,541	$—	$—	$225	$—	$(7,624)
Crescent Hotels & Resorts, LLC and affiliates	$6,653	$—	$—	$532	$—	$—	$—	$216	$(2,894)
Direct Capital Corporation	$10,109	$—	$—	$—	$—	$—	$—	$(31)	$—
EarthColor, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Financial Pacific Company	$32,800	$—	$32,899	$3,191	$—	$—	$500	$1,592	$1,543
HCI Equity, LLC	$808	$—	$—	$—	$—	$—	$—	$—	$186
HCP Acquisition Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$814
Hot Light Brands, Inc.	$6,746	$1,896	$—	$2	$—	$—	$—	$266	$(246)
Hot Stuff Foods, LLC	$69,167	$10,230	$—	$3,201	$—	$—	$71	$—	$11,203
Huddle House Inc.	$19,607	$—	$—	$2,265	$—	$—	$564	$—	$(3,830)
Industrial Air Tool, LP and affiliates	$13,419	$—	$—	$—	$—	$—	$130	$—	$1,432
Ivy Hill Asset Management, L.P.	$71,116	$4,834	$—	$—	$—	$7,320	$—	$—	$21,633

Ivy Hill Middle Market Credit Fund, Ltd.	$—	$—	$330	$6,859	$—	$—	$—	$—	$884
Knightsbridge CLO 2007-1 Ltd.	$14,852	$—	$—	$1,823	$—	$—	$—	$—	$(307)
Knightsbridge CLO 2008-1 Ltd.	$36,996	$—	$—	$2,189	$—	$—	$—	$—	$(3,108)
LVCG Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(330)
Making Memories Wholesale, Inc.	$1,250	$1,007	$—	$1,062	$—	$—	$188	$73	$(3,883)
MVL Group, Inc.	$60,707	$4,837	$—	$6,686	$—	$—	$—	$80	$1,086
Penn Detroit Diesel Allison LLC	$20,069	$—	$—	$—	$—	$—	$375	$—	$1,987
Reflexite Corporation	$—	$—	$8,450	$3,568	$—	$—	$141	$950	$5,928
Senior Secured Loan Fund LLC*	$391,571	$15,410	$—	$50,013	$29,946	$—	$6,096	$796	$24,235
Stag-Parkway, Inc.	$36,810	$—	$—	$2,131	$—	$18	$229	$—	$15,513
Startec Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
The Thymes, LLC	$—	$—	$—	$421	$—	$401	$—	$—	$797

*

Together with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together, “GE”), we co-invest through the Senior Secured Loan Fund LLC d/b/a the “Senior Secured Loan Program” (the “SSLP”). The SSLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by GE and the Company; therefore, although the Company owns more than 25% of the voting securities of the SSLP, the Company does not believe that it has control over the SSLP (for purposes of the Investment Company Act or otherwise).

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

(11)

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

(14)	Loan was on non-accrual status as of December 31, 2010.

(15)	Loan includes interest rate floor feature.

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2011 (unaudited)

(in thousands, except per share data)

	Common Stock		Capital in Excess of	Accumulated Overdistributed Net Investment	Accumulated Net Realized Loss on Investments, Foreign Currency Transactions, Extinguishment of Debt and	Net Unrealized Gain on Investments and Foreign Currency	Total Stockholders’
	Shares	Amount	Par Value	Income	Other Assets	Transactions	Equity
Balance at December 31, 2010	204,419	$204	$3,205,326	$(11,336)	$(169,696)	$26,035	$3,050,533
Shares issued in connection with dividend reinvestment plan	711	1	11,551	—	—	—	11,552
Issuance of the Convertible Notes (see Note 5)	—	—	54,717	—	—	—	54,717
Net increase in stockholders’ equity resulting from operations	—	—	—	91,586	36,877	32,226	160,689
Dividends declared ($0.70 per share)	—	—	—	(143,210)	—	—	(143,210)
Balance at June 30, 2011	205,130	$205	$3,271,594	$(62,960)	$(132,819)	$58,261	$3,134,281

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	For the six months ended
	June 30, 2011	June 30, 2010
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$160,689	$406,569
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Gain on the acquisition of Allied Capital Corporation	—	(195,876)
Realized loss on extinguishment of debt	19,318	383
Net realized gains from investments	(56,195)	(7,426)
Net unrealized gains from investments and foreign currency transactions	(32,226)	(122,404)
Net accretion of discount on securities	(7,850)	(5,223)
Increase in accrued payment-in-kind interest and dividends	(18,719)	(20,772)
Collections of payment-in-kind interest and dividends	18,610	25,399
Amortization of debt issuance costs	6,227	4,704
Accretion of discount on the Allied Unsecured Notes	2,525	2,676
Accretion of discount on the Convertible Notes	3,603	—
Depreciation	477	410
Proceeds from sales and repayments of investments	966,449	919,517
Purchase of investments	(1,232,544)	(580,676)
Acquisition of Allied Capital, net of cash acquired	—	(774,190)
Changes in operating assets and liabilities:
Interest receivable	(6,282)	(8,155)
Other assets	1,561	3,799
Management and incentive fees payable	37,486	(39,840)
Accounts payable and accrued expenses	4,961	(57,192)
Interest and facility fees payable	977	2,573
Net cash used in operating activities	(130,933)	(445,724)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	1,149,771
Borrowings on debt	1,403,888	635,000
Repayments and repurchases of debt	(1,132,983)	(1,179,088)
Debt issuance costs	(24,177)	(17,508)
Dividends paid in cash	(131,658)	(102,900)
Net cash provided by financing activities	115,070	485,275
CHANGE IN CASH AND CASH EQUIVALENTS	(15,863)	39,551
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	100,752	99,227
CASH AND CASH EQUIVALENTS, END OF PERIOD	$84,889	$138,778
Supplemental Information:
Interest paid during the period	$38,356	$20,331
Taxes, including excise tax, paid during the period	$8,306	$242
Dividends declared during the period	$143,210	$113,607

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2011 (unaudited)

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

The Company has elected to be treated as a regulated investment company, or a “RIC”, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) and operates in a manner so as to qualify for the tax treatment applicable to RICs. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first and second lien senior loans and mezzanine debt, which in some cases includes an equity component. To a lesser extent, we also make equity investments. Also, as a result of the Allied Acquisition, Allied Capital’s equity investments, including equity investments larger than those we have historically made and controlled portfolio company equity investments, became part of our portfolio.

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

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of our investments) are valued at fair value as determined in good faith by our board of directors, based on, among other things, the input of our investment adviser, audit committee and independent third-party valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12 month period and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter, and a minimum of 50% of our portfolio at fair value is subject to review by an independent valuation firm each quarter. In addition, our independent accountants review our valuation process as part of their overall integrated audit.

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

•                  The audit committee of our board of directors reviews these valuations, as well as the input of third parties, including independent third-party valuation firms, with respect to the valuations of a minimum of 50% of our portfolio at fair value.

•                  Our board of directors discusses valuations and determines the fair value of each investment in our portfolio without a readily available market quotation in good faith based on, among other things, the input of our investment adviser, audit committee and, where applicable, independent third-party valuation firms.

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

Payment-in-Kind Interest

The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. For the three and six months ended June 30, 2011, $7,681 and $18,719, respectively, in PIK income were recorded.  For the three and six months ended June 30, 2011, $4,338 and $18,610, respectively, of PIK income were collected.  For the three and six months ended June 30, 2010, $13,556 and $20,690, respectively, in PIK income were recorded.  For the three and six months ended June 30, 2010, $17,241 and $25,399, respectively, of PIK income were collected.

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

Debt Issuance Costs

Debt issuance costs are amortized over the life of the related debt instrument using the straight line method, which closely approximates the effective yield method.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income. For the three and six months ended June 30, 2011 a net expense of $1,000 and $1,770, respectively, were recorded for U.S. federal excise tax.  For the three and six months ended June 30, 2010, no amounts were recorded for U.S. federal excise tax.

Certain of our wholly owned subsidiaries are subject to U.S. federal and state income taxes. For the three and six months ended June 30, 2011, we recorded a tax expense of approximately $907 and $2,184, respectively, for these subsidiaries. For the three and six months ended June 30, 2010, we recorded a tax expense of approximately $686 and $524, respectively, for these subsidiaries.

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

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  ASU 2011-04 was issued concurrently with International Financial Reporting Standards No.13 (“IFRS 13”), Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements as is currently required under ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820). The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or GAAP. For GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13.  ASU 2011-04 eliminates the concepts of in-use and in-exchange when measuring fair value of all financial instruments.  For Level 3 fair value measurements, the ASU requires that our disclosure include quantitative information about significant unobservable inputs, a qualitative discussion about the sensitivity of the fair value measurement to changes in the unobservable inputs and the interrelationship between inputs, and a description of our valuation process.  Public companies are required to apply ASU 2011-04 prospectively for interim and annual periods beginning after December 15, 2011. Upon adoption of ASU 2011-04, it is not expected that it will have a significant impact on the Company’s financial statements and the Company is currently evaluating the impact on its disclosures.

3.                                      AGREEMENTS

Investment Advisory and Management Agreement

The Company is party to an investment advisory and management agreement (the “investment advisory and management agreement”) with Ares Capital Management. Subject to the overall supervision of our board of directors, Ares Capital Management provides investment advisory and management services to the Company. For providing these services, Ares Capital Management receives a fee from us consisting of two components—a base management fee and an incentive fee. In connection with the Allied Acquisition, Ares Capital Management has committed to defer up to $15,000 in base management and incentive fees for each of the fiscal years ending December 31, 2010 and 2011 if certain earnings targets are not met.

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

Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 1.75% per quarter. If market credit spreads rise, we may be able to invest our funds in debt instruments that provide for a higher return, which may increase our pre-incentive fee net investment income and make it easier for our investment adviser to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. To the extent we have retained pre-incentive fee net investment income that has been used to calculate this part of the incentive fee, it is also included in the amount of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds) used to calculate the 1.5% base management fee.

We pay our investment adviser an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•                  no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate;

•                  100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter. We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 2.1875%) as the “catch-up” provision. The “catch-up” is meant to provide our investment adviser with 20% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 2.1875% in any calendar quarter; and

•                  20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter.

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

Notwithstanding the foregoing, as a result of an amendment to the capital gains portion of the incentive fee under the investment advisory and management agreement (the “Capital Gains Amendment”) that was adopted on June 6, 2011, if we are required by GAAP to record an investment at its fair value as of the time of acquisition instead of at the actual amount paid for such investment by us (including, for example, as a result of the application of the acquisition method of accounting), then solely for the purposes of calculating the Capital Gains Fee, the “accreted or amortized cost basis” of an investment shall be an amount (the “Contractual Cost Basis”) equal to (1) (x) the actual amount paid by the Company for such investment plus (y) any amounts recorded in the Company’s financial statements as required by GAAP that are attributable to the accretion of such investment plus (z) any other adjustments made to the cost basis included in the Company’s financial statements, including payment-in-kind interest or additional amounts funded (net of repayments) minus (2) any amounts recorded in the Company’s financial statements as required by GAAP that are attributable to the amortization of such investment, whether such calculated Contractual Cost Basis is higher or lower than the fair value of such investment (as determined in accordance with GAAP) at the time of acquisition.

We defer cash payment of any incentive fee otherwise earned by our investment adviser if during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made the sum of (a) the aggregate distributions to our stockholders and (b) the change in net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) is less than 7.0% of our net assets (defined as total assets less indebtedness) at the beginning of such period.  Any deferred incentive fees are carried over for payment in subsequent calculation periods to the extent such payment is payable under the investment advisory and management agreement.

The Capital Gains Fee due to our investment adviser as calculated under the investment advisory and management agreement (as described above) for the three and six months ended June 30, 2011 was $0. However, in accordance with GAAP, the Company accrued a capital gains incentive fee of $24,644 and $39,759, including $26,012 recognized in the second quarter of 2011 as a result of the application of the Capital Gains Amendment described above with respect to the assets purchased in the Allied Acquisition, for the three and six months ended June 30, 2011, respectively, bringing the total GAAP accrual related to the capital gains incentive fee to $55,367 as of June 30, 2011. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the Capital Gains Fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual Capital Gains Fees paid or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future. There was no similar GAAP expense for the three or six months ended June 30, 2010.

For the three and six months ended June 30, 2011, base management fees were $17,414 and $34,144, respectively, incentive management fees related to pre-incentive fee net investment income were $17,102 and $32,928, respectively, and incentive management fees related to the capital gains incentive fee were $24,644 and $39,759, respectively.

As of June 30, 2011, $89,883 was included in “management and incentive fees payable” in the accompanying consolidated balance sheet, of which $34,516 is currently payable to the Company’s investment adviser under the investment advisory and management agreement.

For the three and six months ended June 30, 2010, base management fees were $11,682 and $20,138, respectively, incentive management fees related to realized pre-incentive fee net investment income were $14,973 and $23,117, respectively, and there were no incentive management fees related to capital gains.

Administration Agreement

We are party to a separate administration agreement, referred to herein as the “administration agreement”, with our administrator, Ares Operations an affiliate of our investment adviser and a wholly owned subsidiary of Ares Management. Pursuant to the administration agreement, Ares Operations furnishes us with office equipment and clerical, bookkeeping and record keeping services at our office facilities. Under the administration agreement, Ares Operations also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology, and investor relations, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Operations assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under our administration agreement are equal to an amount based upon our allocable portion of Ares Operations’ overhead and other expenses (including travel expenses) incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the compensation of certain of our officers (including our chief compliance officer, chief financial officer, general counsel, treasurer and assistant treasurer) and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

For the three and six months ended June 30, 2011, we incurred $2,459 and $4,884, respectively, in fees under the administrative agreement. For the three and six months ended June 30, 2010, we incurred $2,378 and $3,609, respectively, in administrative fees. As of June 30, 2011, $2,405 was unpaid and included in “accounts payable and accrued expenses” in the accompanying consolidated balance sheet.

4.                                      INVESTMENTS

As of June 30, 2011 and December 31, 2010, investments consisted of the following:

	June 30, 2011		December 31, 2010
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
Senior term debt	$2,273,961	$2,255,653	$1,722,130	$1,695,532
Subordinated Certificates of the SSLP(2)	721,010	740,623	537,439	561,674
Senior subordinated debt	811,091	738,910	1,055,440	1,014,514
Collateralized loan obligations	107,362	109,420	219,324	261,156
Equity securities	649,340	778,388	716,601	751,202
Commercial real estate	22,138	20,169	41,021	33,912
Total	$4,584,902	$4,643,163	$4,291,955	$4,317,990

(1)                                  The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt investments using the effective interest method.

(2)                                  The proceeds from these certificates were applied to co-investments with GE Global Sponsor Finance LLC and General Electric Capital Corporation to fund first lien senior secured loans to 23 different borrowers.

The industrial and geographic compositions of our portfolio at fair value at June 30, 2011 and December 31, 2010 were as follows:

	As of
	June 30, 2011	December 31, 2010
Industry
Investment Funds and Vehicles(1)	20.0%	21.4%
Healthcare Services	16.2	15.6
Business Services	10.7	12.6
Manufacturing	10.2	4.2
Restaurants and Food Services	8.0	8.8
Financial Services	6.9	6.7
Education	6.4	5.2
Consumer Products	6.1	8.3
Other Services	4.2	3.3
Telecommunications	2.6	2.5
Environmental Services	2.1	0.8
Retail	1.3	2.4
Food and Beverage	1.2	2.4
Wholesale Distribution	1.2	1.3
Commercial Real Estate	1.1	1.5
Other	1.8	3.0
Total	100.0%	100.0%

(1)                                  Includes our investment in the SSLP (as defined below), which represented 16.0%  and 13.0% of the Company’s total portfolio at fair value as of June 30, 2011 and December 31, 2010, respectively.  The SSLP had issued loans to 23 and 20 different issuers as of June 30, 2011 and December 31, 2010, respectively. The portfolio companies in the SSLP are in industries similar to the companies in our portfolio.

	As of
	June 30, 2011	December 31, 2010
Geographic Region
West	43.6%	34.5%
Southeast	17.6	16.5
Midwest	17.2	20.2
Mid-Atlantic	16.4	24.4
Northeast	3.6	1.4
International	1.6	3.0
Total	100.0%	100.0%

As of June 30, 2011, 3.5% of total investments at amortized cost (or 1.6% of total investments at fair value), were on non-accrual status, including 1.6% of total investments at amortized cost (or 1.0% of total investments at fair value) of investments acquired as part of the Allied Acquisition. As of December 31, 2010, 3.8% of total investments at amortized cost (or 1.3% of total investments at fair value), were on non-accrual status, including 1.5% of total investments at amortized cost (or 1.0% of total investments at fair value) of investments acquired as part of the Allied Acquisition.

SSLP

In October 2009, the Company completed its acquisition from Allied Capital of subordinated certificates (the “SSLP Certificates”) issued by the Senior Secured Loan Fund LLC, now called the “Senior Secured Loan Program” (the “SSLP”), an unconsolidated vehicle. The SSLP was formed in December 2007 to co-invest in “stretch senior” and “unitranche” loans (loans that combine both senior and subordinated debt, generally in a first lien position) of middle-market companies with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together, “GE”).  The SSLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by both the Company and GE.

The SSLP has available capital of approximately $5.1 billion, approximately $3.5 billion in aggregate principal amount of which was funded at June 30, 2011. At June 30, 2011, the Company had agreed to make available to the SSLP $958,794, of which $227,061 was unfunded. The amortized cost and fair value of the SSLP Certificates was $721,010 and $740,623, respectively, at June 30, 2011, and $537,439 and $561,674, respectively, at December 31, 2010. The SSLP Certificates pay a weighted average coupon of approximately LIBOR plus 8.0% and also entitle the Company to receive a portion of the excess cash flow from the loan portfolio, which may result in a return greater than the contractual coupon. The Company is also entitled to certain other sourcing and management fees in connection with the SSLP. The Company’s yield on its investment in the SSLP at fair value was 15.6% and 15.8% at June 30, 2011 and December 31, 2010, respectively. For the three and six months ended June 30, 2011, the Company earned interest income of $27,003 and $50,324, respectively, in respect of its SSLP investment.

As of June 30, 2011 and December 31, 2010, the SSLP had total assets of $3.3 billion and $2.6 billion, respectively. GE’s investment in the SSLP consisted of senior notes of $2.6 billion and $1.9 billion and subordinated certificates of $108 million and $78 million at June 30, 2011 and December 31, 2010, respectively. The SSLP certificates are junior to the senior notes invested by GE and the Company owned 87.5% of the outstanding subordinated certificates as of June 30, 2011.

The SSLP’s portfolio consisted of senior and unitranche loans to 23 and 20 different issuers as of June 30, 2011 and December 31, 2010, respectively. At June 30, 2011 and December 31, 2010, the portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies and none of these loans were on non-accrual status. At June 30, 2011 and December 31, 2010, the largest loan to a single issuer in the SSLP’s portfolio in aggregate principal amount was $287.6 million and $270.0 million, respectively, and loans to the top five issuers totaled $1.3 billion and $1.1 billion, respectively. The portfolio companies in the SSLP are in industries similar to the companies in Ares Capital’s portfolio.

5.                                      BORROWINGS

In accordance with the Investment Company Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of June 30, 2011 our asset coverage was 293%.

Our debt obligations consisted of the following as of June 30, 2011 and December 31, 2010:

	As of
	June 30, 2011				December 31, 2010
	Carrying Value(1)		Total Available(2)		Carrying Value(1)		Total Available(2)
Revolving Funding Facility	$348,679		$400,000		$242,050		$400,000
Revolving Credit Facility	—		810,000	(3)	146,000		810,000	(3)
Debt Securitization	138,320		138,320		155,297		183,190
2011 Notes (principal amount outstanding of $0 and $300,584, respectively)	—		—		296,258	(4)	300,584
2012 Notes (principal amount outstanding of $0 and $161,210, respectively)	—		—		158,108	(4)	161,210
February 2016 Convertible Notes (principal amount outstanding of $575,000)	537,668	(5)	575,000		—		—
June 2016 Convertible Notes (principal amount outstanding of $230,000)	214,585	(5)	230,000		—		—
2040 Notes (principal amount outstanding of $200,000)	200,000		200,000		200,000		200,000
2047 Notes (principal amount outstanding of $230,000)	180,890	(4)	230,000		180,796	(4)	230,000
	$1,620,142	(6)	$2,583,320		$1,378,509	(6)	$2,284,984

(1)                                  Except for the Allied Unsecured Notes and the Convertible Notes (as defined below), all carrying values are the same as the principal amounts outstanding.

(2)                                 Subject to borrowing base and leverage restrictions. Represents the total aggregate amount available under such instrument.

(3)                                  Includes an “accordion” feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $1,050,000.

(4)                                  Represents the aggregate principal amount outstanding of the applicable series of notes less the unaccreted discount initially recorded as a part of the Allied Acquisition. The total unaccreted discount on the Allied Unsecured Notes was $49,110 and $56,633 at June 30, 2011 and December 31, 2010, respectively.

(5)                                  Represents the aggregate principal amount outstanding of the Convertible Notes (as defined below) less the unaccreted discount initially recorded upon issuance of the Convertible Notes.  The total unaccreted discount for the February 2016 Convertible Notes and the June 2016 Convertible Notes was $37,332 and $15,415, respectively, at June 30, 2011.

(6)                                  Total principal amount of debt outstanding totaled $1,721,999 and $1,435,141 at June 30, 2011 and December 31, 2010, respectively.

The weighted average stated interest rate of all our debt obligations at principal as of June 30, 2011 and December 31, 2010 was 5.1% and 5.2%, respectively.

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

As part of the Revolving Funding Facility, we and Ares Capital CP are subject to limitations as to how borrowed funds may be used including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount that we may borrow from time to time. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge offs, violation of which could result in the early amortization of the Revolving Funding Facility and limit further advances under the Revolving Funding Facility and in some cases could be an event of default. The Revolving Funding Facility is also subject to a borrowing base that applies different advance rates to assets held in Ares Capital CP. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the Revolving Funding Facility. As of June 30, 2011, the Company and Ares Capital CP were in material compliance with the terms of the Revolving Funding Facility.

As of June 30, 2011, there was $348,679 outstanding under the Revolving Funding Facility and as of December 31, 2010, there was $242,050 outstanding under the Revolving Funding Facility.

Prior to the January 22, 2010 amendment, the interest rate charged on the Revolving Funding Facility was the commercial paper rate plus 3.50%. After January 22, 2010, subject to certain exceptions, the interest charged on the Revolving Funding Facility is based on LIBOR plus an applicable spread of between 2.25% and 3.75% or on a “base rate” (which is the higher of a prime rate, or the federal funds rate plus 0.50%) plus an applicable spread of between 1.25% to 2.75%, in each case, based on a pricing grid depending upon our credit rating. As of June 30, 2011, for the six months ended June 30, 2011 and for the period from January 22, 2010 through June 30, 2010, the effective LIBOR spread under the Revolving Funding Facility was 2.75%. As of June 30, 2011 and December 31, 2010, the rate in effect was one month LIBOR, which was 0.19% and 0.26%, respectively.

We are also required to pay a commitment fee of between 0.50% and 2.00% depending on the usage level on any unused portion of the Revolving Funding Facility which is included in facility fees below.

The components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Stated interest expense	$448	$1,277	$1,125	$2,987
Facility fees	1,127	377	2,139	1,034
Amortization of debt issuance costs	545	448	1,070	876
Total interest and credit facility fees expense	$2,120	$2,102	$4,334	$4,987
Cash paid for interest expense	$677	$1,490	$3,029	$3,609
Average stated interest rate	2.97%	2.64%	3.00%	2.92%
Average outstanding balance	$60,276	$193,310	$75,016	$204,859

Revolving Credit Facility

In December 2005, we entered into a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), under which, as amended, the lenders agreed to extend credit to the Company. The Revolving Credit Facility matures on January 22, 2013 and has commitments totaling $810,000.  The Revolving Credit Facility also includes an “accordion” feature that allows the Company under certain circumstances, to increase the size of the facility to a maximum of $1,050,000. The Revolving Credit Facility generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR-based loans, and monthly payments of interest on other loans. All principal is due upon maturity.

Under the Revolving Credit Facility, we are required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries, of not less than 2.0:1.0, (f) maintaining minimum liquidity, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and its subsidiaries. As of June 30, 2011, the Company was in material compliance with the terms of the Revolving Credit Facility.

In addition to the asset coverage ratio described above, borrowings under the Revolving Credit Facility (and the incurrence of certain other permitted debt) will be subject to compliance with a borrowing base that will apply different advance rates to different types of assets in our portfolio.

As of June 30, 2011, there were no amounts outstanding under the Revolving Credit Facility and December 31, 2010, there was $146,000 outstanding under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $100,000 as of June 30, 2011 and December 31, 2010. As of June 30, 2011 and December 31, 2010, the Company had $10,094 and $7,281 in standby letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued. At June 30, 2011, subject to borrowing base availability, there was $799,906 available for borrowing (net of standby letters of credit issued) under the Revolving Credit Facility.

Prior to amending and restating the Revolving Credit Facility on January 22, 2010, subject to certain exceptions, pricing on the Revolving Credit Facility was based on LIBOR plus 1.00% or on an “alternate base rate” (which was the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%). After January 22, 2010, subject to certain exceptions, pricing under the Revolving Credit Facility is based on LIBOR plus an applicable spread of between 2.50% and 4.00% or on the “alternate base rate” plus an applicable spread of between 1.50% and 3.00%, in each case, based on a pricing grid depending upon our credit rating. As of June 30, 2011, for the six months ended June 30, 2011 and for the period from January 22, 2010 through June 30, 2010, the effective LIBOR spread under the Revolving Credit Facility was 3.00%. As of June 30, 2011, the one, two, three and six month LIBOR was 0.19%, 0.22%, 0.25% and 0.40%, respectively. As of December 31, 2010, the one, two, three and six month LIBOR was 0.26%, 0.28%, 0.30% and 0.46%, respectively.

In addition to the stated interest expense on the Revolving Credit Facility, the Company is required to pay a commitment fee of 0.50% per annum on any unused portion of the Revolving Credit Facility and a letter of credit fee of 3.25% per annum on letters of credit issued, both of which are payable quarterly and included in facility fees below. In connection with the expansion and extension of the Revolving Credit Facility in January 2010, we paid arrangement fees totaling approximately $15,600.

With certain exceptions, the Revolving Credit Facility is secured by substantially all of the assets in our portfolio (other than investments held by Ares Capital CP under the Revolving Funding Facility, those held as a part of the Debt Securitization, discussed below, and certain other investments).

The components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Stated interest expense(1)	$—	$3,431	$222	$6,063
Facility fees	1,068	789	2,118	1,491
Amortization of debt issuance costs	1,639	1,480	3,233	3,470
Total interest and credit facility fees expense	$2,707	$5,700	$5,573	$11,024
Cash paid for interest expense(1)	$—	$3,518	$563	$5,959
Average stated interest rate(1)	—	4.67%	3.34%	3.92%
Average outstanding balance	$—	$293,902	$13,254	$309,523

(1)                                  The stated interest expense, cash paid for interest expense and average stated interest rate for the three and six months ended June 30, 2010 reflect the impact of the interest rate swap agreement entered into by the Company in October 2008 and terminated in December 2010 whereby the Company paid a fixed interest rate of 2.985% and received a floating rate based on the prevailing three-month LIBOR. See Note 6 for more information on the interest rate swap agreement.

Debt Securitization

In July 2006, through ARCC Commercial Loan Trust 2006, a vehicle serviced by our wholly owned subsidiary, ARCC CLO 2006 LLC, the Company completed a $400,000 debt securitization (the “Debt Securitization”) and issued approximately $314,000 aggregate principal amount of asset-backed notes (the “CLO Notes”) to third parties that were secured by a pool of middle-market loans purchased or originated by the Company. The Company initially retained approximately $86,000 of aggregate principal amount of certain “BBB” and non-rated securities in the Debt Securitization and has subsequently repurchased $34,790 of the CLO Notes, bringing our total holdings of CLO Notes to $120,790 (the “Retained Notes”). The CLO Notes are included in the consolidated balance sheet.

During the six months ended June 30, 2011, we repaid $16,420, $10,947, $20,819 and $444 of the Class A-1-A, Class A-1A-VFN, Class A-2A Notes and Class A-2B Notes, respectively. The CLO Notes mature on December 20, 2019, and, as of June 30, 2011, there was $138,320 outstanding under the Debt Securitization (excluding the Retained Notes).

During the first five years from the closing date, principal collections received on the underlying collateral could be used to purchase new collateral, allowing us to maintain the initial leverage in the securitization for the entire five-year period. This reinvestment period expired on June 17, 2011. Because the reinvestment period expired, all principal collections received on the underlying collateral will be used to paydown the CLO Notes outstanding in their order of legal priority.

All of the CLO Notes are secured by the assets of ARCC Commercial Loan Trust 2006, including commercial loans totaling $308,100 as of the closing date, which were sold to the trust by the Company, the originator and servicer of the assets. Additional commercial loans have been purchased by the trust from the Company primarily using the proceeds from the Class A-1A VFN Notes as well as proceeds from loan repayments. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. Under the terms of the Debt Securitization, up to 15% of the collateral may be subordinated loans that are neither first nor second lien loans. As of June 30, 2011, the Company was in material compliance with the terms of the Debt Securitization.

The classes, amounts and interest rates (expressed as a spread to LIBOR) of the CLO Notes as of June 30, 2011 and December 31, 2010 are as follows:

	As of
	June 30, 2011		December 31, 2010
Class	Amount	LIBOR Spread (basis points)	Amount	LIBOR Spread (basis points)
A-1A	$16,741	25	$33,161	25
A-1A VFN	42,813	28	22,107	28
A-1B	14,000	37	14,000	37
A-2A	—	22	20,819	22
A-2B	32,556	35	33,000	35
B	9,000	43	9,000	43
C	23,210	70	23,210	70
Total	$138,320		$155,297

The interest charged under the Debt Securitization is based on 3-month LIBOR, which as of June 30, 2011 was 0.25% and as of December 31, 2010 was 0.30%. The blended pricing of the CLO Notes, excluding fees, at June 30, 2011, was approximately 3-month LIBOR plus 38 basis points and at December 31, 2010, was approximately 3-month LIBOR plus 36 basis points.

The Company was also required to pay a commitment fee of 0.175% for any unused portion of the Class A-1A VFN Notes through June 17, 2011 which is included in facility fees below.

The components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Debt Securitization are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Stated interest expense	$235	$400	$490	$779
Facility fees	14	3	25	4
Amortization of debt issuance costs	89	89	177	177
Total interest and credit facility fees expense	$338	$492	$692	$960
Cash paid for interest expense	$239	$384	$500	$774
Average stated interest rate	0.72%	0.62%	0.71%	0.59%
Average outstanding balance	$138,561	$257,216	$145,868	$264,772

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

As of June 30, 2011 and December 31, 2010, the Company had the following outstanding Allied Unsecured Notes:

	As of
	June 30, 2011		December 31, 2010
	Outstanding Principal	Carrying Value(1)	Outstanding Principal	Carrying Value(1)
2011 Notes	$—	$—	$300,584	$296,258
2012 Notes	—	—	161,210	158,108
2047 Notes	230,000	180,890	230,000	180,795
Total	$230,000	$180,890	$691,794	$635,161

(1)                                  Represents the principal amount of the Allied Unsecured Notes less the unaccreted discount initially recorded as a part of the Allied Acquisition

On March 16, 2011, we redeemed the remaining balance of the 2011 Notes for a total redemption price (including a redemption premium) of $306,800 in accordance with the terms of the indenture governing the 2011 Notes, which resulted in a loss on the extinguishment of debt of $8,860. On April 27, 2011, we redeemed the remaining balance of the 2012 Notes for a total redemption price (including a redemption premium) of $169,338 in accordance with the terms of the indenture governing the 2012 Notes, which resulted in a loss on the extinguishment of debt of $10,458.

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

For the three and six months ended June 30, 2011, the Company incurred $4,652 and $15,172 respectively, of stated interest expense in connection with the Allied Unsecured Notes, respectively, and the cash paid for interest on the Allied Unsecured Notes was $9,488 and $26,772, respectively. In accordance with ASC 805-10, the initial carrying value of the Allied Unsecured Notes was equal to the fair value as of April 1, 2010 resulting in an initial unaccreted discount from the principal value of the Allied Unsecured Notes of approximately $65,800. For the three and six months ended June 30, 2011, we recorded $222 and $2,525, respectively, of accretion expense related to this discount which was included in “interest and credit facility fees” in the accompanying consolidated statement of operations.

2040 Notes

On October 21, 2010, we issued $200,000 in aggregate principal amount of senior unsecured notes that mature on October 15, 2040 (the “2040 Notes”) that may be redeemed in whole or in part at our option at any time or from time to time on or after October 15, 2015, at a par redemption price of $25 per security plus accrued and unpaid interest. The principal amount of the 2040 Notes will be payable at maturity. The 2040 Notes bear interest at a rate of 7.75% per year, payable quarterly. For the three and six months ended June 30, 2011, the Company incurred $3,875 and $7,750, respectively, of interest expense on the 2040 Notes and the cash paid for interest on the 2040 Notes was $3,875 and $7,492, respectively. Also for the three and six months ended June 30, 2011, the Company incurred $61 and $119, respectively, in amortization of debt issuance costs related to the 2040 Notes.

The 2047 Notes and the 2040 Notes contain certain covenants, including covenants requiring Ares Capital to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions. As of June 30, 2011, the Company was in material compliance with the terms of the 2047 Notes and the 2040 Notes.

Convertible Notes

In January 2011, we issued $575,000 of unsecured convertible senior notes that mature on February 1, 2016 (the “February 2016 Convertible Notes”), unless previously converted or repurchased in accordance with their terms. In March 2011, we issued $230,000 of unsecured convertible senior notes that mature on June 1, 2016 (the “June 2016 Convertible Notes” and, together with the February 2016 Convertible Notes, the “Convertible Notes”), unless previously converted or repurchased in accordance with their terms. We do not have the right to redeem the Convertible Notes prior to maturity.  The February 2016 Convertible Notes and the June 2016 Convertible Notes bear interest at a rate of 5.75% and 5.125%, respectively, per year, payable semi-annually.

In certain circumstances, the February 2016 Convertible Notes will be convertible into cash, shares of Ares Capital’s common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 52.2766 shares of common stock per one thousand dollar principal amount of the February 2016 Convertible Notes, which is equivalent to an initial conversion price of approximately $19.13 per share of our common stock, subject to customary anti-dilution adjustments. The initial conversion price of the February 2016 Convertible Notes was approximately 17.5% above the $16.28 per share closing price of our common stock on January 19, 2011. In certain circumstances, the June 2016 Convertible Notes will be convertible into cash, shares of Ares Capital’s common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 52.5348 shares of common stock per one thousand dollar principal amount of the June 2016 Convertible Notes, which is equivalent to an initial conversion price of approximately $19.04 per share of our common stock, subject to customary anti-dilution adjustments. The initial conversion price of the June 2016 Convertible Notes was approximately 17.5% above the $16.20 per share closing price of our common stock on March 22, 2011.  At June 30, 2011, the principal amounts of both the February 2016 Convertible Notes and the June 2016 Convertible Notes exceeded the value of the underlying shares multiplied times the per share closing price of our common stock.

The Convertible Notes are Ares Capital’s senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

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

In addition, if we engage in certain corporate events as described in both the February 2016 Indenture and the June 2016 Indenture (collectively, the “Convertible Notes Indentures”), holders of the Convertible Notes may require us to repurchase for cash all or part of the Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

The Convertible Notes Indentures contain certain covenants, including covenants requiring us to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of the Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Notes Indentures.  As June 30, 2011, the Company was in material compliance with the terms of the Convertible Notes Indentures.

The Convertible Notes are accounted for in accordance with ASC 470-20 (previously FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”). Upon conversion of any of the Convertible Notes, we intend to pay the outstanding principal amount in cash and to the extent that the conversion value exceeds the principal amount, we have the option to pay in cash or shares of our common stock (or a combination of cash and shares) in respect of the excess amount, subject to the requirements of the Convertible Notes Indentures.  The Company has determined that the embedded conversion options in both the February 2016 Convertible Notes and the June 2016 Convertible Notes are not required to be separately accounted for as a derivative under GAAP. In accounting for the February 2016 Convertible Notes, we estimated at the time of issuance that the values of the debt and equity components of the February 2016 Convertible Notes were approximately 93% and 7%, respectively. In accounting for the June 2016 Convertible Notes, we estimated at the time of issuance that the values of the debt and equity components of the June 2016 Convertible Notes were approximately 93% and 7%, respectively. The original issue discount equal to the equity component of 7% of both the June 2016 Convertible Notes and the February 2016 Convertible Notes was recorded in “capital in excess of par value” in the accompanying consolidated balance sheet. As a result, we record interest expense comprised of both stated interest expense as well as accretion of the original issue discount.  Additionally, the issuance costs associated with the Convertible Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.

At the time of issuance, the debt issuance costs and equity issuance costs for the February 2016 Convertible Notes were $14,672 and $1,104, respectively, and for the June 2016 Convertible Notes were $5,348 and $403, respectively.  At the time of issuance and as of June 30, 2011, the equity component, net of issuance costs as recorded in the “capital in excess of par value” in the consolidated balance sheet for the February 2016 Convertible Notes and the June 2016 Convertible Notes was $39,062 and $15,655, respectively.

As of June 30, 2011, the components of the carrying value of the Convertible Notes were as follows:

	February 2016 Convertible Notes	June 2016 Convertible Notes
Principal amount of debt	$575,000	$230,000
Original issue discount, net of accretion	(37,332)	(15,415)
Carrying value of debt	$537,668	$214,585

For the three and six months ended June 30, 2011, the components of interest expense and cash paid for interest expense for the February 2016 Convertible Notes were as follows:

	For the three months ended June 30, 2011	For the six months ended June 30, 2011
Stated interest expense	$8,266	$14,327
Accretion of original issue discount	1,695	2,918
Amortization of debt issuance cost	802	1,334
Total interest expense	$10,763	$18,579
Cash paid for interest expense	$—	$—

The estimated effective interest rate of the debt component of the February 2016 Convertible Notes, equal to the stated interest of 5.75% plus the accretion of the original issue discount, was approximately 7.49% and 7.45%, respectively, for the three and six months ended June 30, 2011.

For the three and six months ended June 30, 2011, the components of interest expense and cash paid for interest expense for the June 2016 Convertible Notes were as follows:

	For the three months ended June 30, 2011	For the six months ended June 30, 2011
Stated interest expense	$2,914	$3,045
Accretion of original issue discount	656	685
Amortization of debt issuance cost	285	294
Total interest expense	$3,855	$4,024
Cash paid for interest expense	$—	$—

The estimated effective interest rate of the debt component of the June 2016 Convertible Notes equal to the stated interest of 5.125% plus the accretion of the original issue discount, was approximately 6.76% and 6.77%, respectively, for the three and six months ended June 30, 2011.

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

7.                                      COMMITMENTS AND CONTINGENCIES

Portfolio Company Commitments

The Company has various commitments to fund investments in its portfolio as described below.

As of June 30, 2011 and December 31, 2010, the Company had the following commitments to fund various revolving senior secured and subordinated loans, including commitments the funding of which is at (or substantially at) the Company’s discretion:

	As of
	June 30, 2011	December 31, 2010
Total revolving commitments	$447,432	$260,691
Less: funded commitments	(77,129)	(59,980)
Total unfunded commitments	370,303	200,711
Less: commitments substantially at discretion of the Company	(11,750)	(19,922)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(68,398)	(6,738)
Total net adjusted unfunded revolving commitments	$290,155	$174,051

As of June 30, 2011, $375,055 of the total revolving commitments extend beyond the maturity date for our Revolving Credit Facility. Included within the total revolving commitments as of June 30, 2011 are commitments to issue up to $7,478 in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of June 30, 2011, the Company had $6,866 in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability on our balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit, $1,662 expire in September 2011, $171 expire in December 2011, $158 expire in January 2012, $50 expire in February 2012, and $4,825 expire in June 2012.

As of June 30, 2011 and December 31, 2010, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships:

	As of
	June 30, 2011	December 31, 2010
Total private equity commitments	$181,318	$537,600
Less: funded private equity commitments	(67,056)	(104,300)
Total unfunded private equity commitments	114,262	433,300
Less: private equity commitments substantially at discretion of the Company	(103,892)	(400,400)
Total net adjusted unfunded private equity commitments	$10,370	$32,900

As of June 30, 2011 and December 31, 2010, we had funded the SSLP with $731,733 and $548,161, respectively, which the SSLP used to fund loans to its underlying portfolio companies. As of these dates, we had also committed to make available to the SSLP an additional $227,061 and $410,633, respectively, to fund additional loans. It is within our discretion to make these additional amounts available to the SSLP. In addition, all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by both GE and the Company.  See Note 4 for more information on the Company’s investment in the SSLP.

In the ordinary course of business, Allied Capital had issued guarantees on behalf of certain portfolio companies. Under these arrangements, payments would be required to be made to third parties if the portfolio companies were to default on their related payment. As part of the Allied Acquisition, the Company assumed such outstanding guarantees or similar obligations. As a result, as of June 30, 2011 and December 31, 2010, the Company had outstanding guarantees or similar obligations totaling $800.

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

As of June 30, 2011, one of the Company’s portfolio companies, Ciena Capital LLC (“Ciena”), had one non-recourse securitization Small Business Administration (“SBA”) loan warehouse facility, which has reached its maturity date but remains outstanding. Ciena is working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. Allied Capital had previously issued a performance guaranty (which Ares Capital succeeded to as a result of the Allied Acquisition) whereby Ares Capital must indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse facility. As of June 30, 2011, there are no known issues or claims with respect to this performance guaranty.

8.                                      FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted ASC 825-10 (previously SFAS No. 159, the Fair Value Option for Financial Assets and Liabilities), which provides companies the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. The Company has not elected the ASC 825-10 option to report selected financial assets and liabilities at fair value. With the exception of the line items entitled “other assets” and “debt,” which are reported at amortized cost, all assets and liabilities approximate fair value on the balance sheet. The carrying value of the line items entitled “interest receivable,” “receivable for open trades,” “payable for open trades,” “accounts payable and accrued expenses,” “management and incentive fees payable” and “interest and facility fees payable” approximate fair value due to their short maturity.

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. In addition to using the above inputs in investment valuations, we continue to employ the net asset valuation policy approved by our board of directors that is consistent with ASC 820-10 (see Note 2). Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. Our valuation policy considers the fact that because there is not a readily available market value for most of the investments in our portfolio, the fair value of the investments must typically be determined using unobservable inputs.

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

The following table presents fair value measurements of cash and cash equivalents and investments as of June 30, 2011:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$84,889	$84,889	$—	$—
Investments	$4,643,163	$—	$13,120	$4,630,043

The following table presents changes in investments that use Level 3 inputs as of and for the three and six months ended June 30, 2011:

As of and for the three months ended June 30, 2011
Balance as of March 31, 2011	$4,256,420
Net realized and unrealized gains (losses)	15,707
Purchases	744,455
Sales	(112,884)
Redemptions	(259,785)
Payment-in-kind interest and dividends	6,919
Accretion of discount on securities	3,851
Net transfers in and/or out of Level 3	(24,640)
Balance as of June 30, 2011	$4,630,043

As of and for the six months ended June 30, 2011
Balance as of December 31, 2010	$4,312,657
Net realized and unrealized gains (losses)	99,231
Purchases	1,212,723
Sales	(403,433)
Redemptions	(592,302)
Payment-in-kind interest and dividends	17,957
Accretion of discount on securities	7,850
Net transfers in and/or out of Level 3	(24,640)
Balance as of June 30, 2011	$4,630,043

As of June 30, 2011, the net unrealized appreciation on the investments that use Level 3 inputs was $76,210.

The following table presents changes in investments that use Level 3 inputs as of and for the three and six months ended June 30, 2010:

As of and for the three months ended June 30, 2010
Balance as of March 31, 2010	$2,217,314
Net realized and unrealized gains (losses)	84,054
Net purchases, sales or redemptions	1,488,670
Net transfers in and/or out of Level 3	—
Balance as of June 30, 2010	$3,790,038

As of and for the six months ended June 30, 2010
Balance as of December 31, 2009	$2,166,687
Net realized and unrealized gains (losses)	127,899
Net purchases, sales or redemptions	1,495,452
Net transfers in and/or out of Level 3	—
Balance as of June 30, 2010	$3,790,038

As of June 30, 2010, the net unrealized depreciation on the investments that use Level 3 inputs was $76,405.

Following are the carrying and fair values of our debt instruments as of June 30, 2011 and December 31, 2010. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	June 30, 2011			December 31, 2010
	Carrying value(1)		Fair value	Carrying value(1)		Fair value
Revolving Funding Facility	$348,679		348,679	$242,050		$242,000
Revolving Credit Facility	—		—	146,000		146,000
Debt Securitization	138,320		124,227	155,297		133,000
2011 Notes (principal amount outstanding of $0 and $300,584, respectively)	—		—	296,258	(2)	297,290
2012 Notes (principal amount outstanding of $0 and $161,210, respectively)	—		—	158,108	(2)	164,595
February 2016 Convertible Notes (principal amount outstanding of $575,000)	537,668	(3)	601,732	—		—
June 2016 Convertible Notes (principal amount outstanding of $230,000)	214,585	(3)	223,770	—		—
2040 Notes (principal amount outstanding of $200,000)	200,000		198,168	200,000		184,986
2047 Notes (principal amount outstanding of $230,000)	180,890	(2)	216,542	180,796	(2)	197,314
	$1,620,142	(4)	$1,713,118	$1,378,509	(4)	$1,365,185

(1)                                  Except for the Allied Unsecured Notes, the 2040 Notes and the Convertible Notes, all carrying values are the same as the principal amounts outstanding.

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

(4)                                  Total principal amount of debt outstanding totaled $1,721,999 and $1,435,141 as of June 30, 2011 and December 31, 2010, respectively.

9.                                      STOCKHOLDERS’ EQUITY

There were no sales of our equity securities during the six months ended June 30, 2011.

The following table summarizes the total number of shares issued and proceeds we received in an underwritten public offering of the Company’s common stock net of underwriter and offering costs for the six months ended June 30, 2010:

	Shares issued	Offering price per share	Proceeds net of underwriting and offering costs
February 2010 public offering	22,958	$12.75	$277,207
Total for the six months ended June 30, 2010	22,958		$277,207

Part of the proceeds from the above public offering were used to repay outstanding indebtedness. The remaining unused portions of the proceeds were used to fund investments in portfolio companies in accordance with our investment objective and strategies and market conditions.

10.                               EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity per share resulting from operations for the three and six months ended June 30, 2011 and 2010:

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net increase in stockholders’ equity resulting from operations available to common stockholders:	$36,923	$330,154	$160,689	$406,569
Weighted average shares of common stock outstanding—basic and diluted:	204,752	191,045	204,586	157,978
Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$0.18	$1.73	$0.79	$2.57

For the purposes of calculating diluted earnings per share, since the average closing price of the Company’s common stock for the period from the time of issuance of both the February 2016 Convertible Notes and the June 2016 Convertible Notes through

June 30, 2011 was less than the current conversion price for each respective series of the Convertible Notes, the underlying shares for the intrinsic value of the embedded options had no impact.

11.                               DIVIDENDS AND DISTRIBUTIONS

The following table summarizes our dividends declared during the six months ended June 30, 2011 and 2010:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
May 5, 2011	June 15, 2011	June 30, 2011	$0.35	$71,663
March 1, 2011	March 15, 2011	March 31, 2011	$0.35	$71,547
Total declared for the six months ended June 30, 2011			$0.70	$143,210

May 10, 2010	June 15, 2010	June 30, 2010	$0.35	$67,091
February 25, 2010	March 15, 2010	March 31, 2010	$0.35	$46,516
Total declared for the six months ended June 30, 2010			$0.70	$113,607

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to closing price on the record date. Dividend reinvestment plan activity for the six months ended June, 2011 and 2010, was as follows:

	For the six months ended June 30,
	2011	2010
Shares issued	711	772
Average price per share	$16.24	$13.80
Shares purchased by plan agent for shareholders	—	—
Average price per share	$—	$—

12.                               RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, we bear all costs and expenses of the operation of the Company and reimburse our investment adviser for certain of such costs and expenses incurred in the operation of the Company. For the three and six months ended June 30, 2011, the investment adviser incurred such expenses totaling $2,469 and $3,112, respectively. For the three and six months ended June 30, 2010, the investment adviser incurred such expenses totaling $847 and $1,532, respectively. As of June 30 2011, $742 was unpaid and such payable is included in “accounts payable and accrued expenses” in the accompanying consolidated balance sheet.

We have entered into separate subleases with Ares Management and Ivy Hill Asset Management, L.P. (“IHAM”), a wholly owned portfolio company, pursuant to which Ares Management and IHAM sublease approximately 15% and 20%, respectively, of the Company’s New York office space for a fixed rent equal to 15% and 20%, respectively, of the base annual rent payable by us under the Company’s lease for this space, plus certain additional costs and expenses. For the three and six months ended June 30, 2011, such amounts payable to the Company totaled $137. Under our previous lease that expired on February 27, 2011, we were party to a sublease agreement with Ares Management whereby Ares Management subleased approximately 25% of such office space for a fixed rent equal to 25% of the basic annual rent payable by us under this lease, plus certain additional costs and expenses. For the three and six months ended June 30, 2011, such amounts payable to the Company totaled $396. For the three and six months ended June 30, 2010, such amounts payable to the Company totaled $561 and $686, respectively.

As of June 30, 2011, Ares Investments Holdings LLC, an affiliate of Ares Management, (the sole member of our investment adviser) owned approximately 2.9 million shares of the Company’s common stock representing approximately 1.4% of the total shares outstanding as of June 30, 2011.

See Notes 3 and 13 for descriptions of other related party transactions.

13.                               IVY HILL ASSET MANAGEMENT, L.P. AND OTHER MANAGED FUNDS

In November 2007, the Company established IHAM to serve as a manager for a middle-market credit fund, Ivy Hill Middle Market Credit Fund, Ltd. (“Ivy Hill I”), an unconsolidated investment vehicle focusing on investments in middle-market loans. From inception until the second quarter of 2009, IHAM’s financial results were consolidated with those of the Company. In June 2009, because of a shift in activity from being primarily a manager, with no dedicated employees, of funds in which the Company has invested debt and equity, to a manager with individuals dedicated to managing an increasing number of third party funds, the Company concluded that GAAP requires the financial results of IHAM to be reported as a portfolio company in the schedule of investments rather than as a consolidated subsidiary in the Company’s financial results. The Company made an equity investment of $3,816 into IHAM in June 2009. As of June 30, 2011, the Company’s total investment in IHAM at fair value was $177,452, including an unrealized gain of $64,576.  As of December 31, 2010, the Company’s total investment in IHAM at fair value was $136,235, including an unrealized gain of $32,777. For the three and six months ended June 30, 2011, the Company received distributions from IHAM consisting entirely of dividend income of $4,762 and $9,524, respectively. For the three and six months ended June 30, 2010, the Company received distributions from IHAM consisting entirely of dividend income of $1,418 and $1,796 respectively.

Ivy Hill I primarily invests in first and second lien bank debt of middle-market companies. Ivy Hill I was initially funded with $404,000 of capital including a $56,000 investment by the Company, consisting of $40,000 of Class B notes and $16,000 of subordinated notes. For the three and six months ended June 30, 2011, the Company earned $1,160 and $2,333, respectively, from its investments in Ivy Hill I. For the three and six months ended June 30, 2010, the Company earned $1,724 and $3,485, respectively, from its investments in Ivy Hill I.

Ivy Hill I purchased investments from the Company of $1,700 during the six months ended June 30, 2011, and may from time to time purchase additional investments from the Company. Any such purchases require approval by third parties unaffiliated with the Company or IHAM. A realized loss of $17 was recorded on these transactions for the six months ended June 30, 2011.

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

In addition to the Ivy Hill Funds and the Knightsbridge Funds, IHAM also serves as the sub-adviser/sub-manager to four other funds: CoLTS 2005-1 Ltd., CoLTS 2005-2 Ltd., CoLTS 2007-1 Ltd. (collectively, the “CoLTS Funds”) and FirstLight Funding I, Ltd. (“FirstLight”), which is affiliated with the Company’s portfolio company, Firstlight Financial Corporation.

In addition, IHAM serves as the general partner of, and manages, Ares Private Debt Strategies Fund II, L.P. (“Ares PDS II”) and Ares Private Debt Strategies Fund III, L.P. (together with Ares PDS II, the “PDS Funds”).  The PDS Funds purchased $78,849 of investments from the Company during the six months ended June 30, 2011. A realized loss of $2,422 was recorded on these transactions for the six months ended June 30, 2011.  Additionally, the Company purchased $3,777 of investments from FirstLight during the six months ended June 30, 2011.  The funds managed by IHAM may, from time to time, buy or sell additional investments from or to the Company.

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

Also as part of the Allied Acquisition, the Company acquired the management rights for an unconsolidated fund, the AGILE Fund I, LLC, which had $65.4 million of total committed capital under management as of June 30, 2011. The Company’s investment in AGILE Fund I, LLC was $150 at fair value, including an unrealized loss of $102 as of June 30, 2011.

14.                               FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the six months ended June 30, 2011 and 2010:

	For the six months ended
Per Share Data:	June 30, 2011	June 30, 2010
Net asset value, beginning of period(1)	$14.92	$11.44

Issuance of common stock	—	1.14

Issuances of the Convertible Notes	0.27	—

Effect of antidilution	—	(0.34)

Net investment income for period(2)	0.45	0.51

Gain on the acquisition of Allied Capital Corporation	—	1.24

Net realized and unrealized gains for period(2)	0.34	0.82

Net increase in stockholders’ equity	1.06	2.57

Total distributions to stockholders	(0.70)	(0.70)

Net asset value at end of period(1)	$15.28	$14.11

Per share market value at end of period	$16.07	$12.53
Total return based on market value(3)	1.76%	6.27%
Total return based on net asset value(4)	5.26%	21.00%
Shares outstanding at end of period	205,130	192,167
Ratio/Supplemental Data:
Net assets at end of period	$3,134,281	$2,711,273
Ratio of operating expenses to average net assets(5)(6)	11.76%	10.85%
Ratio of net investment income to average net assets(5)(7)	5.84%	8.29%
Portfolio turnover rate(5)	44%	70%

(1) The net assets used equals the total stockholders’ equity on the consolidated balance sheets.

(2) Weighted average basic per share data.

(3) For the six months ended June 30, 2011, the total return based on market value equals the decrease of the ending market value at June 30, 2011 of $16.07 per share from the ending market value at December 31, 2010 of $16.48 per share, plus the declared dividends of $0.70 per share for the six months ended June 30, 2011, divided by the market value at December 31, 2010. For the six months ended June 30, 2010, the total return based on market value equals the increase of the ending market value at June 30, 2010 of $12.53 per share over the ending market value at December 31, 2009 of $12.45 per share, plus the declared dividend of $0.70 per share for the six months ended June 30, 2010, divided by the market value at December 31, 2009. Total return based on market value is not annualized. The Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4) For the six months ended June 30, 2011, the total return based on net asset value equals the change in net asset value during the period plus the declared dividends of $0.70 per share for the six months ended June 30, 2011, divided by the beginning net asset value at January 1, 2011. For the six months ended June 30, 2010, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.70 per share for the six months ended June 30, 2010, divided by the beginning net asset value at January 1, 2010. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan and the issuance of common stock in connection with any equity offerings. Total return based on net asset value is not annualized. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5) The ratios reflect an annualized amount.

(6) For the six months ended June 30, 2011, the ratio of operating expenses to average net assets consisted of 2.18% of base management fees, 4.63% of incentive management fees, 3.75% of the cost of borrowing and 1.20% of other operating expenses. For the six months ended June 30, 2010, the ratio of operating expenses to average net assets consisted of 2.05% of base management fees, 2.36% of incentive management fees, 3.24% of the cost of borrowing and 3.20% of other operating expenses. These ratios reflect annualized amounts.

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

16.                               LITIGATION

The Company is party to certain lawsuits in the normal course of business. In addition, Allied Capital was involved in various legal proceedings which the Company assumed in connection with the Allied Acquisition. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. While the outcome of any such legal proceedings cannot at this time be predicted with certainty, the Company does not expect that these legal proceedings will materially affect its business, financial condition or results of operations.

17.                               SUBSEQUENT EVENTS

The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the six months ended June 30, 2011.

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

•                  Middle East turmoil and the potential for rising energy prices and its impact on the industries in which we invest;

•                  the general economy and its impact on the industries in which we invest;

•                  the uncertainty surrounding the strength of the U.S. economic recovery;

•                  United States and European sovereign debt issues;

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2010.

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

Allied Acquisition

On April 1, 2010, we consummated the acquisition of Allied Capital Corporation (“Allied Capital”) in an all stock merger whereby each existing share of common stock of Allied Capital was exchanged for 0.325 shares of our common stock (the “Allied Acquisition”). The Allied Acquisition was valued at approximately $908 million as of April 1, 2010. In connection therewith, we issued approximately 58.5 million shares of our common stock to Allied Capital’s then-existing stockholders, resulting in our then-existing stockholders owning approximately 69% of the combined company and the then-existing Allied Capital stockholders owning approximately 31% of the combined company.

Information presented herein as of the three and six months ended June 30, 2011 and as of the three and six months ended June 30, 2010 includes the results of operations and financial condition of the combined company following the Allied Acquisition unless otherwise indicated in the footnotes.

PORTFOLIO AND INVESTMENT ACTIVITY

The Company’s investment activity for the three months ended June 30, 2011 and 2010 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the three months ended
(dollar amounts in millions)	June 30, 2011	June 30, 2010
New investment commitments (1):
New portfolio companies	$645.8	$251.1
Existing portfolio companies(2)	243.7	158.8
Total new investment commitments	889.5	409.9
Less:
Investment commitments exited(3)	375.8	530.3
Net investment commitments	$513.7	$(120.4)
Principal amount of investments funded:
Senior term debt	$636.5	$166.3
Senior subordinated debt	30.3	70.9
Subordinated Certificates of the Senior Secured Loan Fund LLC (the “SSLP”) (4)	60.3	33.1
Equity and other	17.4	5.2
Total	$744.5	$275.5
Principal amount of investments sold or repaid excluding investments acquired as part of the Allied Acquisition:
Senior term debt	$125.8	$365.6

Senior subordinated debt	30.4	81.4
Subordinated Certificates of the SSLP (4)	—	6.8
Equity and other	13.3	4.4
Total	$169.5	$458.2
Principal amount of investments acquired as part of the Allied Acquisition:
Senior term debt	$—	$661.1
Senior subordinated debt	—	746.6
Collateralized loan obligations	—	114.3
Equity and other	—	311.8
Total	$—	$1,833.8
Principal amount of investments acquired as part of the Allied Acquisition sold or repaid:
Senior term debt	$97.5	$57.7
Senior subordinated debt	49.6	71.1
Collateralized loan obligations	—	1.8
Equity and other	68.5	31.1
Total	$215.6	$161.7
Number of new investment commitments (5)	18	13
Average new investment commitment amount	$49.4	$31.5
Weighted average term for new investment commitments (in months) (7)	66	52
Percentage of new investment commitments at floating rates	93%	50%
Percentage of new investment commitments at fixed rates	5%	47%
Weighted average yield of debt and income producing securities (6)(7):
Funded during the period at fair value	9.8%	14.2%
Funded during the period at amortized cost	9.8%	14.0%
Exited or repaid during the period at fair value (8)	11.8%	13.3%
Exited or repaid during the period at amortized cost	11.9%	13.4%
Weighted average yield of debt and income producing securities acquired as part of the Allied Acquisition(6):
Funded during the period at fair value and amortized cost		14.0%
Exited or repaid during the period at fair value	14.4%	11.7%
Exited or repaid during the period at amortized cost	14.7%	11.7%

(1)                                  New investment commitments include new agreements to fund revolving credit facilities or delayed draw loans.

(2)                                 Includes investment commitments to the SSLP of $60.3 million and $33.1 million for the three months ended June 30, 2011 and 2010, respectively.

(3)                                  Investment commitments exited for the three months ended June 30, 2011 and 2010 include $212.1 million and $151.1 million, respectively, of investment commitments acquired in connection with the Allied Acquisition.

(4)                                 See Note 4 to our consolidated financial statements for the three and six months ended June 30, 2011 for more detail on the SSLP.

(5)                                  Number of new investment commitments represents each commitment to a particular portfolio company.

(6)                                  “Weighted average yield at fair value” is computed as the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt and income producing securities, divided by (b) total debt and income producing securities at fair value. “Weighted average yield at amortized cost” is computed as the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt and income producing securities, divided by (b) total debt and income producing securities at amortized cost.

(7)                                 Excludes investment commitments acquired as part of the Allied Acquisition on April 1, 2010.

(8)                                 Represents fair value as of the most recent quarter end.

As of June 30, 2011 and December 31, 2010, investments consisted of the following:

	As of
	June 30, 2011		December 31, 2010
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior term debt	$2,274.0	$2,255.7	$1,722.1	$1,695.5
Senior subordinated debt	811.1	738.9	1,055.5	1,014.5
Subordinated Certificates of the SSLP(1)	721.0	740.6	537.5	561.7
Collateralized loan obligations	107.4	109.4	219.3	261.2
Equity securities	649.3	778.4	716.6	751.2
Commercial real estate	22.1	20.2	41.0	33.9
Total	$4,584.9	$4,643.2	$4,292.0	$4,318.0

(1)                                  The proceeds from these certificates were applied to co-investments with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together, “GE”) to fund first lien senior secured loans to 23 different borrowers.

The weighted average yields at fair value and amortized cost of the following portions of our portfolio as of June 30, 2011 and December 31, 2010 were as follows:

	As of
	June 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and income producing securities	12.5%	12.4%	13.2%	12.9%
Debt and income producing securities for investments acquired as part of the Allied Acquisition	15.3%	15.6%	15.2%	14.0%
Total portfolio	10.4%	10.2%	10.6%	10.5%
Senior term debt	10.9%	11.0%	10.6%	10.8%
First lien senior term debt	10.1%	10.1%	10.3%	10.2%
Second lien senior term debt	13.3%	13.6%	11.3%	12.1%
Subordinated Certificates of the SSLP (1)	16.0%	15.6%	16.5%	15.8%
Senior subordinated debt	12.1%	13.3%	13.1%	13.6%
Collateralized loan obligations	8.8%	8.7%	18.7%	15.7%
Income producing equity securities (excluding collateralized loan obligations)	9.5%	8.4%	7.7%	7.7%

(1)                                  The proceeds from these certificates were applied to co-investments with GE to fund first lien senior secured loans.

Below is certain information regarding changes in the investments acquired in the Allied Acquisition since April 1, 2010 through June 30, 2011:

	Investments at Fair Value as of						Net Change
	April 1, 2010			June 30, 2011			in Fair Value
(dollar amounts in millions)	$	% of Total Investments	Weighted Average Yield	$	% of Total Investments	Weighted Average Yield	$
Investments with yields less than 10%
Debt with yields less than 10%	$128.3	7.0%	6.5%	$24.8	2.6%	6.5%	$(103.5)
Debt on non-accrual status	335.6	18.3%	—%	45.7	4.9%	—%	(289.9)
Equity securities	270.8	14.8%	—%	202.5	21.6%	0.2%	(68.3)
Commercial real estate and other	34.5	1.9%	3.3%	11.0	1.2%	—%	(23.5)
Total	$769.2	42.0%	1.2%	$284.0	30.3%	0.7%	$(485.2)
Investments with yields equal to or greater than 10%
Debt with yields equal to or greater than 10%	$950.2	51.8%	14.3%	$654.5	69.7%	16.0%	$(295.7)
Collateralized loan obligations	114.4	6.2%	18.9%	—	—%	—%	(114.4)
Total	$1,064.6	58.0%	14.8%	$654.5	69.7%	16.0%	$(410.1)
Total	$1,833.8	100.0%	9.1%	$938.5	100.0%	11.4%	$(895.3)

Since April 1, 2010 and through June 30, 2011, we have decreased the assets comprising the legacy Allied Capital portfolio by approximately $895 million, primarily as a result of exits and repayments of approximately $1,018 million and net unrealized depreciation in the portfolio of approximately $22 million, net of other increases of approximately $145 million due to fundings of revolving and other commitments of $102 million, payment-in-kind (“PIK”) interest and accretion of purchase discounts. From April 1, 2010 through June 30, 2011 we also recognized $140 million in net realized gains on the exits and repayments of investments acquired in the Allied Acquisition resulting in total proceeds received from exits and repayments of $1,158 million. Ares Capital intends to continue its strategy of rotating and repositioning a portion of the legacy Allied Capital portfolio, with a focus on reducing our holdings of lower and non-yielding investments, investments on non-accrual and investments that may not be core to our investment strategy. However, there can be no assurance that this strategy will be successful.

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

Set forth below is the grade distribution of our portfolio companies as of June 30, 2011 and December 31, 2010:

	As of
	June 30, 2011				December 31, 2010
(dollar amounts in millions)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 1	$28.4	0.6%	8	5.4%	$13.5	0.3%	10	5.9%
Grade 2	348.3	7.5%	16	10.8%	153.9	3.6%	12	7.1%
Grade 3	3,627.6	78.1%	109	73.7%	3,503.4	81.1%	127	74.7%
Grade 4	638.9	13.8%	15	10.1%	647.2	15.0%	21	12.3%
	$4,643.2	100.0%	148	100.0%	$4,318.0	100.0%	170	100.0%

As of June 30, 2011, the weighted average grade of the investments in our portfolio (excluding investments acquired in connection with the Allied Acquisition), the investments in our portfolio acquired in connection with the Allied Acquisition and the investments in our portfolio as a whole were 3.1, 2.8 and 3.1, respectively. As of December 31, 2010, the weighted average grade of the investments in our portfolio (excluding investments acquired in connection with the Allied Acquisition), the investments in our portfolio acquired in connection with the Allied Acquisition and the investments in our portfolio as a whole were each 3.1.

Investments on non-accrual status as of June 30, 2011 and December 31, 2010, were as follows:

	As of
	June 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments, excluding investments acquired in connection with the Allied Acquisition	1.9%	0.6%	2.3%	0.3%
Investments acquired in connection with the Allied Acquisition	1.6%	1.0%	1.5%	1.0%
	3.5%	1.6%	3.8%	1.3%

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2011 and 2010

Operating results for the three and six months ended June 30, 2011 and 2010 are as follows:

	For the three months ended		For the six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Total investment income	$144,307	$121,590	$279,998	$188,100
Total expenses	98,637	71,363	184,458	106,330
Net investment income before income taxes	45,670	50,227	95,540	81,770
Income tax expense, including excise tax	1,907	686	3,954	524
Net investment income	43,763	49,541	91,586	81,246
Net realized gains (losses) from investments	(6,374)	12,307	56,195	7,426
Net unrealized gains from investments	9,992	72,813	32,226	122,404
Gain from the acquisition of Allied Capital	—	195,876	—	195,876
Realized losses on extinguishment of debt	(10,458)	(383)	(19,318)	(383)
Net increase in stockholders’ equity resulting from operations	$36,923	$330,154	$160,689	$406,569

Net income can vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and unrealized appreciation and depreciation.  As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

	For the three months ended		For the six months ended
(in millions)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Interest	$111.3	$104.1	$221.8	$165.6
Capital structuring service fees	20.1	7.7	31.1	9.8
Dividend income	6.7	3.4	15.5	3.9
Management fees	4.6	4.1	8.1	5.6
Other income	1.6	2.3	3.5	3.2
Total investment income	$144.3	$121.6	$280.0	$188.1

The increase in interest income for the three months ended June 30, 2011 was primarily due to the increase in the size of the portfolio from an average of $4.0 billion at amortized cost for the three months ended June 30, 2010 to an average of $4.4 billion at amortized cost for the comparable period in 2011. The increase in capital structuring service fees for the three months ended June 30, 2011 compared to the same period in 2010 was primarily due to the increase in new investment commitments, which increased from $409.9 million for the three months ended June 30, 2010 to $889.5 million for the comparable period in 2011, as well as an increase in the average capital structuring service fees received on new investments. The increase in dividend income for the three months ended June 30, 2011 was primarily attributable to dividend income from Ivy Hill Asset Management, L.P. (“IHAM”), which was $4.8 million for the three months ended June 30, 2011 and $3.4 million for the comparable period in 2010. Total dividend income for the three months ended June 30, 2011 also included $0.8 million of dividends that were non-recurring in nature from non-income producing equity securities.

The increase in interest income for the six months ended June 30, 2011 was primarily due to the increase in the size of the portfolio which was largely due to the investments acquired on April 1, 2010 as part of the Allied Acquisition. Interest income from investments acquired as part of the Allied Acquisition increased from $43.6 million for the six months ended June 30, 2010 to $65.9 million for the comparable period in 2011. The remainder of the increase in interest income was due to an increase in the size of Ares Capital’s investment portfolio excluding investments acquired as part of the Allied Acquisition, which increased from an average of $2.6 billion at amortized cost for the six months ended June 30, 2010 to an average of $3.0 billion at amortized cost for the comparable period in 2011. The increase in capital structuring service fees for the six months ended June 30, 2011 was primarily due to the increase in new investment commitments, which increased from $708.6 million for the six months ended June 30, 2010 to $1.4 billion for the comparable period in 2011, as well as an increase in the average amount of capital structuring service fees received on new investments. The increase in management fees for the six months ended June 30, 2011 was primarily due to the management fees earned from the SSLP, which increased from $1.9 million for the six months ended June 30, 2010 to $5.2 million for the comparable period in 2011 as the aggregate principal amount of investments made through the SSLP increased from approximately $1.0 billion at June 30, 2010 to approximately $3.3 billion at June 30, 2011. The increase in dividend income for the six months ended June 30, 2011 was primarily attributable to dividend income from IHAM, which was $9.6 million for the six months ended June 30, 2011, compared to $1.8 million for the comparable period in 2010. Total dividend income for the six months ended June 30, 2011 also included $4.4 million of dividends that were non-recurring in nature from non-income producing equity securities.

Operating Expenses

	For the three months ended		For the six months ended
(in millions)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Interest and credit facility fees	$28.6	$23.1	$58.8	$31.7
Incentive management fees	41.7	15.0	72.7	23.1
Base management fees	17.4	11.7	34.1	20.1
Professional fees	4.8	3.5	7.3	6.0
Administrative fees	2.5	2.4	4.9	3.6
Professional fees and other costs related to the Allied Acquisition	0.7	12.5	0.9	16.3
Other general and administrative	2.9	3.2	5.8	5.5
Total operating expenses	$98.6	$71.4	$184.5	$106.3

Interest and credit facility fees for the three and six months ended June 30, 2011 and 2010, were comprised of the following:

	For the three months ended		For the six months ended
(in millions)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Stated interest expense	$20.4	$17.2	$42.1	$22.0
Facility fees	2.2	1.2	4.3	2.5
Amortization of debt issuance costs	3.4	2.0	6.2	4.5
Accretion of discount related to the Allied Unsecured Notes	0.2	2.7	2.6	2.7
Accretion of original issue discount on the Convertible Notes	2.4	—	3.6	—
Total interest and credit facility fees expense	$28.6	$23.1	$58.8	$31.7

Stated interest expense for the three months ended June 30, 2011 increased primarily due to the increase in our weighted average stated interest rate. The weighted average stated interest rate on our indebtedness outstanding for the three months ended June 30, 2011 was 5.5% as compared to 4.5% for the comparable period in 2010.  Our weighted average stated interest rate of indebtedness for the three months ended June 30, 2011 increased from the comparable period in 2010 due to having higher amounts of unsecured indebtedness, with longer durations to maturity and higher stated interest rates, outstanding during the period.

Stated interest expense for the six months ended June 30, 2011 increased primarily due to the increase in our weighted average stated interest rate. The weighted average stated interest rate on our indebtedness outstanding for the six months ended June 30, 2011 was 5.6% as compared to 4.5% for the comparable period in 2010.  Our weighted average stated interest rate of indebtedness for the six months ended June 30, 2011 increased from the comparable period in 2010 due to having higher amounts of unsecured indebtedness, with longer durations to maturity and higher stated interest rates, outstanding during the period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources, Debt Capital Activities” below.

Incentive and base management fees increased for the three and six months ended June 30, 2011 from the comparable period in 2010 primarily due to the increase in the size of the portfolio and in the case of incentive fees, the related increase in net investment income as well as the net appreciation of the investment portfolio. Incentive management fees related to pre-incentive fee net investment income for the three and six months ended June 30, 2011 were $17.1 million and $32.9 million, respectively.  The capital gains incentive fee accrual in accordance with United States generally accepted accounting principles (“GAAP”) for the three and six months ended June 30, 2011 was $24.6 million and $39.8 million, respectively, bringing the total GAAP accrual in respect of these fees to $55.4 million (included in management and incentive fees payable in the consolidated balance sheet) as of June 30, 2011.  As a result of an amendment to the capital gains portion of the incentive fee under the investment advisory and management agreement (the “Capital Gains Amendment”) that was adopted June 6, 2011, for the three and six months ended June 30, 2011 we accrued $26 million of capital gains incentive fees as a result of the application of the Capital Gains Amendment with respect to the assets purchased in the Allied Acquisition, net of a reversal of accrued capital gains incentive fees due to a reduction in cumulative net realized and unrealized capital gains primarily due to the $10.5 million loss on the extinguishment of debt realized for the three months ended June 30, 2011. For the three and six months ended June 30, 2011 we did not incur a Capital Gains Fee under the investment advisory and management agreement and therefore there are no amounts currently due under the agreement.  There was no capital gains incentive fee accrual in accordance with GAAP, nor a Capital Gains Fee recorded for the three and six months ended June 30, 2010.  See Note 3 to the Company’s consolidated financial statements for the three and six months ended June 30, 2011 for more information on the incentive and base management fees.

Professional fees include legal, accounting, valuation and other professional fees incurred related to the management of the Company. Administrative fees represent fees paid to Ares Operations for our allocable portion of overhead and other expenses incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staffs. Other general and administrative expenses include rent, insurance, depreciation, directors fees and other costs. The decline in professional fees and other costs related to the Allied Acquisition primarily resulted from having substantially completed the integration process following the Allied Acquisition. The increases in professional fees and administrative fees were primarily due to the increase in the size of the company following the Allied Acquisition and the various associated costs of managing a larger portfolio.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company accrues excise tax on estimated excess taxable income. For the three and six months ended June 30, 2011, a net expense of $1.0 million and $1.7 million, respectively, was recorded for U.S. federal excise tax.  For the three and six months ended June 30, 2010, the Company recorded no amounts for U.S. federal excise tax.

Certain of our wholly owned subsidiaries are subject to U.S. federal and state income taxes. For the three and six months ended June 30, 2011, we recorded a tax expense of $0.9 million and $2.2 million, respectively, for these subsidiaries, and for the three and six months ended June 30, 2010, we recorded a tax expense of $0.7 million and $0.5 million, respectively, for these subsidiaries.

Net Realized Gains/Losses

During the three months ended June 30, 2011, the Company had $380.0 million of sales, repayments or exits of investments resulting in $6.4 million of net realized losses. These sales, repayments or exits included $38.7 million of investments sold to certain funds managed by our portfolio company, IHAM (see Note 13 to the Company’s consolidated financial statements for the three and six months ended June 30, 2011 for more detail on IHAM and its managed funds). Net realized losses on investments were comprised of $22.1 million of gross realized gains and $28.5 million of gross realized losses. The $6.4 million of net realized losses included approximately $14.0 million in net realized gains from investments acquired as part of the Allied Acquisition. The realized gains and losses on investments during the three months ended June 30, 2011 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Border Foods, Inc.	$5.2
BB&T Capital Partners/Windsor Mezzanine Fund	4.2
Network Hardware Resale, Inc.	2.8
Univita Health Inc.	2.1
Van Ness Hotel, Inc.	(2.3)
Carador PLC	(3.0)
Trivergance Capital Partners, LP	(3.8)
AWTP, LLC	(7.6)
Summit Business Media, LLC	(10.1)
Other	6.1
Total	$(6.4)

Also during the three months ended June 30, 2011, in connection with the redemption of the remaining balance of the 6.000% Notes due on April 1, 2012 (the “2012 Notes”), the Company recognized a loss on the extinguishment of debt of $10.5 million.

During the three months ended June 30, 2010, the Company recognized a gain on the acquisition of Allied Capital of $196 million (see Note 15 to the Company’s consolidated financial statements for the three and six months ended June 30, 2011).  Additionally, during the three months ended June 30, 2010, the Company had $632 million of sales and repayments resulting in $12.3 million of net realized gains. Net realized gains on investments were comprised of $14.1 million of gross realized gains and $1.8 million of gross realized losses. Of the $12.3 million of net realized gains, approximately $0.5 million were from investments acquired as part of the Allied Acquisition.  The realized gains and losses on investments for the three months ended June 30, 2010 (excluding the gain on the acquisition of Allied Capital) consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Instituto de Banca y Comercio, Inc.	$3.6
DSI Renal, Inc.	3.0
Other	5.7
Total	$12.3

During the six months ended June 30, 2011, the Company had $1,002.7 million of sales, repayments or exits of investments resulting in $56.2 million of net realized gains. These sales, repayments or exits included $80.5 million of investments sold to certain funds managed by IHAM (see Note 13 to the Company’s consolidated financial statements for the three and six months ended June 30, 2011 for more detail on IHAM and its managed funds). Net realized gains on investments were comprised of $130.4 million of gross realized gains and $74.2 million of gross realized losses. The $56.2 million of net realized gains included approximately $109.2 million in net realized gains from investments acquired as part of the Allied Acquisition. The realized gains and losses on investments during the six months ended June 30, 2011 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Callidus Debt Partners CLO Fund VI, Ltd.	$23.9
Dryden XVIII Leveraged Loan 2007 Limited	19.3
Callidus MAPS CLO Fund I LLC	15.0
Callidus Debt Partners CLO Fund VII, Ltd.	10.8
Callidus MAPS CLO Fund II Ltd.	8.2
Callidus Debt Partners CLO Fund IV, Ltd.	8.0
Callidus Debt Partners CLO Fund V, Ltd.	5.7
Border Foods, Inc.	5.2
Callidus Debt Partners CLO Fund III, Ltd.	4.4
BB&T Capital Partners/Windsor Mezzanine Fund	4.2
United Consumers Club, Inc.	3.6
Network Hardware Resale LLC	2.8
Univita Health Inc.	2.1
Pangaea CLO 2007-1 Ltd.	2.0
Van Ness Hotel, Inc.	(2.3)
Carador PLC	(3.0)
Trivergance Capital Partners, LP	(3.8)
Coverall North America, Inc.	(7.6)
AWTP, LLC	(7.6)
Universal Trailer Corporation	(7.9)
Summit Business Media, LLC	(10.1)
MPBP Holdings, Inc.	(27.7)
Other	11.0
Total	$56.2

Also during the six months ended June 30, 2011, in connection with the redemptions of the remaining balances of the 2012 Notes and the 6.625% Notes due on July 15, 2011 (the “2011 Notes”), the Company recognized a loss on the extinguishment of debt of $19.3 million.

During the six months ended June 30, 2010, the Company recognized a gain on the acquisition of Allied Capital of $196 million.  Additionally, during the six months ended June 30, 2010, the Company had $945 million of sales and repayments resulting in $7.4 million of net realized gains. These sales and repayments included $94.5 million of loans sold to certain funds managed by IHAM (see Note 13 to the Company’s consolidated financial statements for the three and six months ended June 30, 2011 for more detail on IHAM and its managed funds). Net realized gains on investments were comprised of $21.6 million of gross realized gains and $14.2 million of gross realized losses. The realized gains and losses on investments for the six months ended June 30, 2010 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
DSI Renal, Inc.	$3.8
Instituto de Banca y Comercio, Inc.	3.6
Best Brands Corp.	2.4
3091779 Nova Scotia Inc.	(3.5)
Growing Family, Inc.	(7.6)
Other	8.7
Total	$7.4

Net Unrealized Gains/Losses

We value our portfolio investments quarterly and any changes in value are recorded as unrealized gains or losses. See “Portfolio Valuation” below. Net unrealized gains and losses during the three and six months ended June 30, 2011 and 2010 for the Company’s portfolio were comprised of the following:

	For the three months ended		For the six months ended
(in millions)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Unrealized appreciation	$82.5	$125.5	$151.7	$183.1
Unrealized depreciation	(84.8)	(43.3)	(134.8)	(59.9)
Net unrealized (appreciation) depreciation reversed related to net realized gains (losses)(1)	12.3	(9.4)	15.3	(0.8)
Total net unrealized gains	$10.0	$72.8	$32.2	$122.4

(1)          The net unrealized depreciation reversed related to net realized losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

Included in net unrealized gains and losses above were net unrealized gains and losses for the investments acquired as part of the Allied Acquisition as follows:

	For the three months ended		For the six months ended June 30,
(in millions)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Unrealized appreciation	$13.9	$73.1	$28.3	$73.1
Unrealized depreciation	(54.4)	(26.8)	(87.0)	(26.8)
Net unrealized appreciation reversed related to net realized gains (1)	(7.7)	—	(46.0)	—
Total net unrealized gains (losses)	$(48.2)	$46.3	$(104.7)	$46.3

(1)          The net unrealized appreciation reversed related to net realized gains represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

The changes in unrealized appreciation and depreciation during the three months ended June 30, 2011 consisted of the following:

(in millions) Portfolio Company	Net unrealized appreciation (depreciation)
Refexite Corporation	$34.3
Ivy Hill Asset Management, L.P.	7.0
AWTP, LLC	4.3
BenefitMall Holdings Inc.	3.1
Industrial Container Services, LLC	3.0
Insight Pharmaceuticals Corporation	3.0
Growing Family, Inc.	2.5
CT Tech (Healthport)	2.0
Making Memories Wholesale, Inc.	(2.3)
ADF Restaurant Group, LLC	(2.5)
The Step2 Company, LLC	(2.5)
eInstruction Corporation	(3.0)
VSS-Tranzact Holdings, LLC	(4.7)
Orion Foods, LLC	(4.9)
Ciena Capital LLC	(8.9)
Prommis Solutions, LLC	(13.9)
Cook Inlet Alternative Risk, LLC	(14.0)
United Consumers Club, Inc.	(14.8)
Other	10.0
Total	$(2.3)

The changes in unrealized appreciation and depreciation during the three months ended June 30, 2010 consisted of the following:

(in millions) Portfolio Company	Net unrealized appreciation (depreciation)
Senior Secured Loan Fund LLC (1)	$8.7
Ivy Hill Asset Management, L.P.	5.9
Component Hardware Group, Inc.	5.6
S.B. Restaurant Company	5.2
Air Medical Group Holdings LLC	4.8
Callidus Debt Partners CLO Fund VI, Ltd.	4.7
Callidus MAPS CLO Fund I, LLC	4.5
Stag-Parkway, Inc.	4.5
Callidus MAPS CLO Fund II, LLC	4.4
BenefitMall Holdings, Inc.	4.1
Callidus Debt Partners CLO Fund VII, Ltd.	4.0
DSI Renal, Inc.	3.9
Promo Works, LLC	3.8
Woodstream Corporation	3.6
Tradesmen International, Inc.	3.4
Callidus Debt Partners CLO Fund III, Ltd.	3.2
Instituto de Banca y Comercio, Inc.	2.6
Canon Communications LLC	2.4
Callidus Debt Partners CLO Fund IV, Ltd.	2.3
Things Remembered, Inc.	2.3
Dryden XVIII Leveraged Loan 2007 Limited	2.2
Industrial Container Services, LLC	2.2
Crescent Hotels & Resorts, LLC	(2.4)
Border Foods, Inc.	(2.6)
Aquila Binks Forest Development, LLC	(2.8)
Penn Detroit Diesel Allison LLC	(2.9)
FirstLight Financial Corporation	(3.1)
The Step2 Company, LLC	(3.5)
Knightsbridge CLO 2007-1 Ltd.	(3.5)
Knightsbridge CLO 2008-1 Ltd.	(3.6)
Other	18.3
Total	$82.2

(1)          See Note 4 to the Company’s consolidated financial statements for the three and six months ended June 30, 2011.

The changes in unrealized appreciation and depreciation during the six months ended June 30, 2011 consisted of the following:

(in millions) Portfolio Company	Net unrealized appreciation (depreciation)
Reflexite Corporation	$34.3
Ivy Hill Asset Management, L.P.	31.8
Industrial Container Services, LLC	4.9
American Broadband Communications, LLC	4.7
AWTP, LLC	4.2
Insight Pharmaceuticals Corporation	4.2
Bushnell Inc.	4.1
Knightsbridge CLO 2007-1 Ltd.	4.0
BenefitMall Holdings, Inc.	4.0
Growing Family, Inc.	3.5
Knightsbridge CLO 2008-1 Ltd.	3.4
Savers, Inc.	3.1
Firstlight Financial Corporation	3.0
Allbridge Financial, LLC	3.0
DSI Renal, Inc.	2.4
Vistar Corporation	2.1
Passport Health Communications, Inc.	(2.6)
The Step2 Company, LLC	(2.6)
Callidus Capital Management, LLC	(3.5)
VSS-Tranzact Holdings, LLC	(4.5)
Senior Secured Loan Fund LLC	(4.6)
Orion Foods, LLC	(5.3)
Making Memories Wholesale, Inc.	(5.9)
CitiPostal Inc.	(6.6)
eInstruction Corporation	(8.1)
Ciena Capital LLC	(16.6)
Cook Inlet Alternative Risk, LLC	(17.5)
Prommis Solutions, LLC	(22.9)
United Consumers Club, Inc.	(23.5)
Other	24.4
Total	$16.9

The changes in unrealized appreciation and depreciation during the six months ended June 30, 2010 consisted of the following:

(in millions) Portfolio Company	Net unrealized appreciation (depreciation)
R3 Education, Inc.	$15.0
Senior Secured Loan Fund LLC (1)	12.3
Ivy Hill Asset Management, L.P.	8.5
Things Remembered, Inc.	7.0
DSI Renal, Inc.	6.3
Component Hardware Group, Inc.	5.6
S.B. Restaurant Company	5.2
Air Medical Group Holdings LLC	4.8
Callidus Debt Partners CLO Fund VI, Ltd.	4.7
Woodstream Corporation	4.7
Callidus MAPS CLO Fund I, LLC	4.5
Stag-Parkway, Inc.	4.5
Callidus MAPS CLO Fund II, LLC	4.4
BenefitMall Holdings, Inc.	4.1
Callidus Debt Partners CLO Fund VII, Ltd.	4.0
Campus Management Corp.	4.0
Promo Works, LLC	3.8
VOTC Acquisition Corp.	3.7
Instituto de Banca y Comercio, Inc.	3.7
Industrial Container Services, LLC	3.4
Tradesmen International, Inc.	3.4
OTG Management, Inc.	3.2
Callidus Debt Partners CLO Fund III, Ltd.	3.2
Canon Communications LLC	2.4
Callidus Debt Partners CLO Fund IV, Ltd.	2.3
Dryden XVIII Leveraged Loan 2007 Limited	2.2
Web Services Company, LLC	2.2
ADF Restaurant Group, LLC	(2.1)
Crescent Hotels & Resorts, LLC	(2.4)
Border Foods, Inc.	(2.6)
Trivergance Capital Partners, LP	(2.6)
Aquila Binks Forest Development, LLC	(2.8)
Penn Detroit Diesel Allison LLC	(2.9)
The Step2 Company, LLC	(3.5)
Knightsbridge CLO 2007-1 Ltd.	(3.5)
Knightsbridge CLO 2008-1 Ltd.	(3.6)
MPBP Holdings, Inc.	(5.6)
FirstLight Financial Corporation	(6.8)
Other	28.5
Total	$123.2

(1)           See Note 4 to the Company’s consolidated financial statements for the three and six months ended June 30, 2011.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Since the Company’s inception, the Company’s liquidity and capital resources have been generated primarily from the net proceeds of public offerings of common stock, advances from the Revolving Funding Facility and the Revolving Credit Facility (each as defined below), net proceeds from the issuance of secured and unsecured notes as well as cash flows from operations. As part of the Allied Acquisition, the Company assumed all outstanding debt obligations of Allied Capital, including the Allied Unsecured Notes (as defined below).

As of June 30, 2011, the Company had $84.9 million in cash and cash equivalents and $1.6 billion in total indebtedness outstanding at carrying value ($1.7 billion at principal amount). Subject to leverage and borrowing base restrictions, the Company had approximately $851.2 million available for additional borrowings under the Revolving Funding Facility and the Revolving Credit Facility as of June 30, 2011.

We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding indebtedness through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions (including under the Investment Company Act) and other factors. The amounts involved may be material.

Equity Issuances

There were no sales of our equity securities during the six months ended June 30, 2011.

The following table summarizes the total number of shares issued and proceeds we received in an underwritten public offering of the Company’s common stock, net of underwriter and offering costs for the six months ended June 30, 2010:

(in millions, except per share data)	Shares of common stock issued	Offering price per share	Proceeds net of underwriter and offering costs

February 2010 public offering	23.0	$12.75	$277.2
Total for the six months ended June 30, 2010	23.0		$277.2

Part of the proceeds from the above public offering were used to repay outstanding indebtedness.  The remaining unused portions of the proceeds were used to fund investments in portfolio companies in accordance with our investment objective and strategies and market conditions.

As of June 30, 2011, the Company’s total market capitalization was $3.3 billion compared to $3.4 billion as of December 31, 2010.

Debt Capital Activities

Our debt obligations consisted of the following as of June 30, 2011 and December 31, 2010:

	As of
	June 30, 2011				December 31, 2010
(in millions)	Carrying Value(1)		Total Available(2)		Carrying Value		Total Available(2)
Revolving Funding Facility	$348.7		$400.0		$242.0		$400.0
Revolving Credit Facility	—		810.0	(3)	146.0		810.0	(3)
Debt Securitization	138.3		138.3		155.3		183.2
2011 Notes (principal amount outstanding of $0 and $300.6, respectively)	—		—		296.3	(4)	300.6
2012 Notes (principal amount outstanding of $0 and $161.2, respectively)	—		—		158.1	(4)	161.2
February 2016 Convertible Notes (principal amount outstanding of $575.0)	537.7	(5)	575.0		—		—
June 2016 Convertible Notes (principal amount outstanding of $230.0)	214.6	(5)	230.0		—		—
2040 Notes (principal amount outstanding of $200.0)	200.0		200.0		200.0		200.0
2047 Notes (principal amount outstanding of $230.0)	180.9	(4)	230.0		180.8	(4)	230.0
	$1,620.2	(6)	$2,583.3		$1,378.5	(6)	$2,285.0

(1)                                  Except for the Allied Unsecured Notes and the Convertible Notes (each as defined below) all carrying values are the same as the principal amounts outstanding.

(2)                                  Subject to borrowing base and leverage restrictions. Represents the total aggregate amount available under such instrument.

(3)                                  Includes an “accordion” feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $1,050.0 million

(4)                                  Represents the aggregate principal amount outstanding of the applicable series of notes less the unaccreted discount recorded as a part of the Allied Acquisition. The total unaccreted discount on the Allied Unsecured Notes (as defined below) was $49.1 million and $56.6 million at June 30, 2011 and December 31, 2010, respectively.

(5)                                  Represents the aggregate principal amount outstanding of the Convertible Notes less the unaccreted discount initially recorded upon issuance of the Convertible Notes.  The total unaccreted discount for the February 2016 Convertible Notes and the June 2016 Convertible Notes was $37.3 million and $15.4 million, respectively, at June 30, 2011.

(6)                                  Total principal amount of debt outstanding totaled $1,722.0 million and $1,435.1 million at June 30, 2011 and December 31, 2010, respectively.

The weighted average stated interest rate and weighted average maturity, both on principal value, of all our principal indebtedness outstanding as of June 30, 2011 were 5.1% and 12.0 years, respectively. The weighted average interest rate and weighted average maturity of all our outstanding borrowings as of December 31, 2010 were 5.2% and 11.8 years, respectively.

The ratio of total principal amount of indebtedness outstanding to stockholders’ equity as of June 30, 2011 was 0.55:1.00 compared to 0.47:1.00 as of December 31, 2010.

The ratio of total carrying value of indebtedness outstanding to stockholders’ equity as of June 30, 2011 was 0.52:1.00 compared to 0.45:1.00 as of December 31, 2010.

In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of June 30, 2011, our asset coverage was 293%.

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

Subject to certain exceptions, the interest charged on the Revolving Funding Facility is based on LIBOR plus an applicable spread of between 2.25% and 3.75% or on a “base rate” (which is the higher of a prime rate, or the federal funds rate plus 0.50%) plus an applicable spread of between 1.25% to 2.75%, in each case based on a pricing grid depending upon our credit rating. Additionally, we are required to pay a commitment fee of between 0.50% and 2.00% depending on the usage level on any unused portion of the Revolving Funding Facility. As of June 30, 2011, the effective LIBOR spread under the Revolving Funding Facility was 2.75%.

As of June 30, 2011, there was $348.7 million outstanding under the Revolving Funding Facility and the Company and Ares Capital CP were in material compliance with the terms of the Revolving Funding Facility. See Note 5 to the Company’s consolidated financial statements for the three and six months ended June 30, 2011 for more detail on the Revolving Funding Facility.

Revolving Credit Facility

In December 2005, we entered into a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), under which, as amended, the lenders agreed to extend credit to the Company. The Revolving Credit Facility matures on January 22, 2013 and has commitments totaling $810 million.  The Revolving Credit Facility also includes an “accordion” feature that allows the Company under certain circumstances, to increase the size of the facility to a maximum of $1.05 billion. As of June 30, 2011, there were no amounts outstanding under the Revolving Credit Facility and the Company was in material compliance with the terms of the Revolving Credit Facility.  As of June 30, 2011, subject to borrowing base availability, there was $799.9 million available for borrowing (net of standby letters of credits issued).

Subject to certain exceptions, pricing under the Revolving Credit Facility is based on LIBOR plus an applicable spread of between 2.50% and 4.00% or on the “alternate base rate” plus an applicable spread of between 1.50% and 3.00%, in each case, based on a pricing grid depending upon our credit rating. As of June 30, 2011, the effective LIBOR spread under the Revolving Credit Facility was 3.00%.

As of June 30, 2011, there were no amounts outstanding under the Revolving Credit Facility and the Company was in material compliance with the terms of the Revolving Credit Facility.  See Note 5 to the Company’s consolidated financial statements for the three and six months ended June 30, 2011 for more detail on the Revolving Credit Facility.

Debt Securitization

In July 2006, through ARCC Commercial Loan Trust 2006, a vehicle serviced by our wholly owned subsidiary ARCC CLO 2006 LLC, we completed a $400 million debt securitization (the “Debt Securitization”) and issued approximately $314 million aggregate principal amount of asset-backed notes (the “CLO Notes”) to third parties that were secured by a pool of middle-market loans purchased or originated by the Company. We initially retained approximately $86 million of aggregate principal amount outstanding of certain “BBB” and non-rated securities in the Debt Securitization and have subsequently repurchased $34.8 million of the CLO Notes, bringing our total holdings of CLO Notes to $120.8 million (the “Retained Notes”). During the three months ended June 30, 2011, we repaid $31.9 million of the CLO Notes. At June 30, 2011, $138.3 million was outstanding under the CLO Notes (excluding the Retained Notes), which are included in the June 30, 2011 consolidated balance sheet. As of June 30, 2011, the Company was in material compliance with the terms of the Debt Securitization.

The CLO Notes provided for a reinvestment period which ended on June 17, 2011, has a stated maturity of December 20, 2019 and has a blended pricing of LIBOR plus 0.38% as of June 30, 2011. See Note 5 to the Company’s consolidated financial statements for the three and six months ended June 30, 2011 for more detail on the Debt Securitization.

Unsecured Notes

Allied Unsecured Notes

As part of the Allied Acquisition, the Company assumed all outstanding debt obligations of Allied Capital, including Allied Capital’s unsecured notes, which consisted of the 2011 Notes, the 2012 Notes and 6.875% Notes due on April 15, 2047 (the “2047 Notes” and, together with the 2011 Notes and the 2012 Notes, the “Allied Unsecured Notes”).  On March 16, 2011 we redeemed the remaining balance of the 2011 Notes for a total redemption price (including a redemption premium) of $306.8 million, in accordance with the terms of the indenture governing the 2011 Notes, which resulted in a loss on the extinguishment of debt of $8.9 million.  On April 27, 2011, we redeemed the remaining balance of the 2012 Notes for a total redemption price (including a redemption premium) of $169.3 million, in accordance with the terms of the indenture governing the 2012 Notes, which resulted in a loss on the extinguishment of debt of $10.5 million.

As of June 30, 2011, there was $230.0 million principal amount outstanding of the 2047 Notes which bear interest at a rate of 6.875% and mature on April 15, 2047. The 2047 Notes require payment of interest quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time on or after April 15, 2012, at a par redemption price of $25 per security plus accrued and unpaid interest and upon the occurrence of certain tax events as stipulated in the notes.

2040 Notes

On October 21, 2010, we issued $200 million in aggregate principal amount of senior unsecured notes that mature on October 15, 2040 (the “2040 Notes”) that may be redeemed in whole or in part at our option at any time or from time to time on or after October 15, 2015 at a par redemption price of $25 per security plus accrued and unpaid interest. The principal amount of the 2040 Notes will be payable at maturity. The 2040 Notes bear interest at a rate of 7.75% per year payable quarterly.

As of June 30, 2011 the Company was in material compliance with the limitations and requirements of the 2047 Notes and the 2040 Notes.

See Note 5 to the Company’s consolidated financial statements for the three and six months ended June 30, 2011 for more detail on the Allied Unsecured Notes and the 2040 Notes.

Convertible Notes

(in millions)	Carrying value as of June 30, 2011(1)
February 2016 Convertible Notes (principal amount of $575.0)	$537.7
June 2016 Convertible Notes (principal amount of $230.0)	$214.6
Total	$752.3

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

As of June 30, 2011, the Company was in material compliance with the terms of the indentures governing the Convertible Notes.  See Note 5 to the Company’s consolidated financial statements for the three and six months ended June 30, 2011 for more detail on the Convertible Notes.

PORTFOLIO VALUATION

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to the unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of our investments) are valued at fair value as determined in good faith by our board of directors, based on, among other things, the input of our investment adviser, audit committee and independent third-party valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period, and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter, and a minimum of 50% of our portfolio at fair value is subject to review by an independent valuation firm each quarter. In addition, our independent accountants review our valuation process as part of their overall integrated audit.

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

•                  The audit committee of our board of directors reviews these valuations, as well as the input of third parties, including independent third-party valuation firms, with respect to the valuations of a minimum of 50% of our portfolio at fair value.

•                  Our board of directors discusses valuations and determines the fair value of each investment in our portfolio without a readily available market quotation in good faith based on, among other things, the input of our investment adviser, audit committee and where applicable, independent third-party valuation firms.

Effective January 1, 2008, the Company adopted Accounting Standards Codification (“ASC”) 820-10 (previously Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements), which expands the application of fair value accounting for investments (see Note 8 to the Company’s consolidated financial statements for the three and six months ended June 30, 2011).  Investments acquired as part of the Allied Acquisition were accounted for in accordance with ASC 805-10 (previously SFAS No. 141(R), Business Combinations), which requires that all assets be recorded at fair value. As a result, the initial amortized cost basis and fair value for the acquired investments were the same at April 1, 2010 (see Note 15 to the Company’s consolidated financial statements for the three and six months ended June 30, 2011).

OFF BALANCE SHEET ARRANGEMENTS

The Company has various commitments to fund investments in its portfolio, as described below.

As of June 30, 2011 and December 31, 2010, the Company had the following commitments to fund various revolving senior secured and subordinated loans, including commitments the funding of which is at (or substantially at) the Company’s discretion:

	As of
(in millions)	June 30, 2011	December 31, 2010
Total revolving commitments	$447.4	$260.7
Less: funded commitments	(77.1)	(60.0)
Total unfunded commitments	370.3	200.7
Less: commitments substantially at discretion of the Company	(11.8)	(19.9)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(68.4)	(6.7)
Total net adjusted unfunded revolving commitments	$290.1	$174.1

As of June 30, 2011, $375.1 million of the total revolving commitments extend beyond the maturity date of our Revolving Credit Facility. Included within the total revolving commitments as of June 30, 2011 are commitments to issue up to $7.5 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of June 30, 2011, the Company had $6.9 million in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability on our balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit, $1.7 million expire in September 2011, $0.2 million expire in December 2011, $0.1 million expire in January 2012, $0.05 million expire in February 2012, and $4.8 million expire in June 2012.

As of June 30, 2011 and December 31, 2010, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships:

	As of
(in millions)	June 30, 2011	December 31, 2010
Total private equity commitments	$181.3	$537.6
Less: funded private equity commitments	(67.0)	(104.3)
Total unfunded private equity commitments	114.3	433.3
Less: private equity commitments substantially at discretion of the Company	(103.9)	(400.4)
Total net adjusted unfunded private equity commitments	$10.4	$32.9

As of June 30, 2011 and December 31, 2010, we had funded the SSLP with $731.7 million and $548.2 million, respectively, which the SSLP used to fund loans to its underlying portfolio companies. As of these dates, we had also committed to make available to the

SSLP an additional $227.1 and $410.6 million, respectively, to fund additional loans. It is within our discretion to make these additional amounts available to the SSLP. In addition, all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by both GE and the Company.   See Note 4 to the Company’s consolidated financial statements for the three and six months ended June 30, 2011 for more information on the Company’s investment in the SSLP.

In the ordinary course of business, Allied Capital had issued guarantees on behalf of certain portfolio companies. Under these arrangements, payments would be required to be made to third parties if the portfolio companies were to default on their related payment. As part of the Allied Acquisition, the Company assumed such outstanding guarantees or similar obligations. As a result, as of each of June 30, 2011 and December 31, 2010, the Company had outstanding guarantees or similar obligations totaling $0.8 million.

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

As of June 30, 2011, one of the Company’s portfolio companies, Ciena Capital LLC (“Ciena”), had one non-recourse securitization Small Business Administration (“SBA”) loan warehouse facility, which has reached its maturity date but remains outstanding. Ciena is working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. Allied Capital had previously issued a performance guaranty (which Ares Capital succeeded to as a result of the Allied Acquisition) whereby Ares Capital must indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse facility. As of June 30, 2011, there are no known issues or claims with respect to this performance guaranty.

RECENT DEVELOPMENTS

As of August 1, 2011, since June 30, 2011 we had made new investment commitments of $583 million, of which $435 million were funded. Of these new commitments, 93% were in first lien senior secured debt, 4% were in investments in subordinated certificates of the SSLP (the proceeds of which were applied to co-investments with GE to fund first lien senior secured loans), 2% were in equity securities, and 1% were in second lien senior secured debt. Of the $583 million of new investment commitments, 98% were floating rate with a weighted average spread at amortized cost of 6.9%.

As of August 1, 2011, since June 30, 2011 we had exited $62 million of investments. Of these investments, 42% were in second lien senior secured debt, 24% were in collateralized loan obligations, 18% were in first lien senior secured debt, and 16% were in senior subordinated debt. Of the $62 million of these exited investments, 83% were floating rate investments with a weighted average spread at amortized cost of 7.8%. Of the remaining investments, 17% were fixed rate investments with a weighted average yield at amortized cost of 13.5%. Also, of the $62 million of investments exited since June 30, 2011, $2 million were investments acquired as part of the Allied Acquisition.

In addition, as of August 1, 2011, we had an investment backlog and pipeline of $780 million and $440 million, respectively. We may syndicate a portion of these investments and commitments to third parties. The consummation of any of the investments in this backlog and pipeline depends upon, among other things: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. We cannot assure you that we will make any of these investments or that we will syndicate any portion of such investments and commitments.

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

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of our investments) are valued at fair value as determined in good faith by our board of directors, based on, among other things, the input of our investment adviser, audit committee and independent third-party valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12 month period, and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter, and a minimum of 50% of our portfolio at fair value is subject to review by an independent valuation firm each quarter. In addition, our independent accountants review our valuation process as part of their overall integrated audit.

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

•                  The audit committee of our board of directors reviews these valuations, as well as the input of third parties, including independent third-party valuation firms, with respect to the valuations of a minimum of 50% of our portfolio at fair value.

•                  Our board of directors discusses valuations and determines the fair value of each investment in our portfolio without a readily available market quotation in good faith based on, among other things, the input of our investment adviser, audit committee and, where applicable, independent third-party valuation firms.

Effective January 1, 2008, the Company adopted ASC 820-10 (previously SFAS No. 157, Fair Value Measurements), which expands the application of fair value accounting for investments (see Note 8 to the Company’s consolidated financial statements for the three and six months ended June 30, 2011). Investments acquired as part of the Allied Acquisition were accounted for in accordance with ASC 805-10 (previously SFAS No. 141(R), Business Combinations), which requires that all assets be recorded at fair value. As a result, the initial amortized cost basis and fair value for the acquired investments were the same at April 1, 2010 (see Note 15 to the Company’s consolidated financial statements for the three and six months June 30, 2011).

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

Debt Issuance Costs

Debt issuance costs are amortized over the life of the related debt instrument using the straight line method, which closely approximates the effective yield method.

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

As of June 30, 2011, approximately 25% of the investments at fair value in our portfolio were at fixed rates, approximately 57% were at variable rates, 16% were non-interest earning and 2% were on non-accrual status. Additionally, for the investments at variable rates, 62% of the investments contained interest rate floors (representing 35% of total investments at fair value). The Revolving Credit Facility, the Revolving Funding Facility and the Debt Securitization all bear interest at variable rates with no interest rate floors, while the 2047 Notes, the 2040 Notes, and the Convertible Notes bear interest at fixed rates.

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

Based on our June 30, 2011 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense(1)	Net Income
Up 300 basis points	$39.1	$14.6	$24.5
Up 200 basis points	$21.7	$9.7	$12.0
Up 100 basis points	$7.3	$4.9	$2.4
Down 100 basis points	$(0.8)	$(1.0)	$0.2
Down 200 basis points	$(0.9)	$(1.0)	$0.1
Down 300 basis points	$(0.9)	$(1.0)	$0.1

(1)          As of June 30, 2011, we had no amounts outstanding under the Revolving Credit Facility.

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

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is party to certain lawsuits in the normal course of business. In addition, Allied Capital was involved in various legal proceedings which the Company assumed in connection with the Allied Acquisition. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. While the outcome of any such legal proceedings cannot at this time be predicted with certainty, the Company does not expect that these legal proceedings will materially affect its business, financial condition or results of operations.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933.

We did not repurchase any shares of our common stock issued during the period covered in this report.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

None.

Item 6.  Exhibits.

EXHIBIT INDEX

Number	Description
10.1	Restated Investment Advisory and Management Agreement between Ares Capital Corporation and Ares Capital Management LLC, dated as of June 6, 2011(1)
31.1	Certification by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*                                         Filed herewith

(1)                                  Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-00663), filed on June 8, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES CAPITAL CORPORATION

Dated: August 4, 2011	By	/s/ Michael J. Arougheti
Michael J. Arougheti
President

Dated: August 4, 2011	By	/s/ Penni F. Roll
Penni F. Roll
Chief Financial Officer