Form 10-Q
period 2011-09-30
ARES CAPITAL CORP
filed 2011-11-08
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2011
Common stock, $0.001 par value	205,129,966

ARES CAPITAL CORPORATION

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands, except per share data)

	As of
	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate investments	$2,876,091	$2,482,642
Non-controlled affiliate company investments	316,751	380,396
Controlled affiliate company investments	1,562,311	1,454,952
Total investments at fair value (amortized cost of $4,803,420 and $4,291,955, respectively)	4,755,153	4,317,990
Cash and cash equivalents	103,146	100,752
Receivable for open trades	22,560	8,876
Interest receivable	82,663	72,548
Other assets	81,984	62,380
Total assets	$5,045,506	$4,562,546
LIABILITIES
Debt	$1,800,212	$1,378,509
Management and incentive fees payable	83,843	52,397
Accounts payable and other liabilities	37,201	34,742
Interest and facility fees payable	20,972	21,763
Payable for open trades	—	24,602
Total liabilities	1,942,228	1,512,013
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Common stock, par value $.001 per share, 400,000 and 300,000 common shares authorized, respectively, 205,130 and 204,419 common shares issued and outstanding, respectively	205	204
Capital in excess of par value	3,271,595	3,205,326
Accumulated overdistributed net investment income	(36,245)	(11,336)
Accumulated net realized loss on investments, foreign currency transactions, extinguishment of debt and other assets	(84,010)	(169,696)
Net unrealized gain (loss) on investments and foreign currency transactions	(48,267)	26,035
Total stockholders’ equity	3,103,278	3,050,533
Total liabilities and stockholders’ equity	$5,045,506	$4,562,546
NET ASSETS PER SHARE	$15.13	$14.92

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest from investments	$69,588	$66,319	$191,830	$177,285
Capital structuring service fees	20,006	8,122	38,412	15,258
Dividend income	4,886	1,381	7,094	3,299
Management fees	427	1,711	1,055	4,261
Interest from cash & cash equivalents	16	47	110	75
Other income	1,611	1,094	3,727	3,648
Total investment income from non-controlled/non-affiliate company investments	96,534	78,674	242,228	203,826

From non-controlled affiliate company investments:
Interest from investments	7,909	13,607	26,800	33,602
Capital structuring service fees	730	—	730	—
Dividend income	549	127	4,008	318
Management fees	63	75	439	363
Other income	233	63	871	485
Total investment income from non-controlled affiliate company investments	9,484	13,872	32,848	34,768

From controlled affiliate company investments:
Interest from investments	44,032	27,908	124,732	62,545
Capital structuring service fees	7,314	12,489	20,020	15,146
Dividend income	5,907	2,415	15,708	4,211
Management fees	3,677	2,652	10,723	5,430
Other income	417	116	1,104	300
Total investment income from controlled affiliate company investments	61,347	45,580	172,287	87,632

Total investment income	167,365	138,126	447,363	326,226

EXPENSES:
Interest and credit facility fees	30,971	22,755	89,739	54,453
Incentive management fees	10,159	17,805	82,846	40,922
Base management fees	18,317	15,436	52,461	35,574
Professional fees	3,683	3,233	10,929	9,191
Administrative fees	2,017	2,642	6,901	6,251
Professional fees and other costs related to the acquisition of Allied Capital Corporation	1,116	1,450	2,016	17,773
Other general and administrative	2,061	3,749	7,890	9,236
Total expenses	68,324	67,070	252,782	173,400

NET INVESTMENT INCOME BEFORE INCOME TAXES	99,041	71,056	194,581	152,826

Income tax expense (benefit), including excise tax	683	(164)	4,637	360

NET INVESTMENT INCOME	98,358	71,220	189,944	152,466

REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCIES:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	(28,731)	1,225	29,458	10,998
Non-controlled affiliate company investments	33,120	9	31,104	(3,725)
Controlled affiliate company investments	44,420	(6)	44,442	1,296
Foreign currency transactions	—	—	—	85
Net realized gains	48,809	1,228	105,004	8,654

Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	(22,672)	17,509	(43,244)	113,590
Non-controlled affiliate company investments	(34,454)	16,064	(37,214)	35,152
Controlled affiliate company investments	(49,402)	23,934	6,156	31,321
Foreign currency transactions	—	—	—	(152)
Net unrealized gains (losses)	(106,528)	57,507	(74,302)	179,911

Net realized and unrealized gains (losses) from investments and foreign currencies	(57,719)	58,735	30,702	188,565

GAIN ON THE ACQUISITION OF ALLIED CAPITAL CORPORATION	—	—	—	195,876
REALIZED LOSS ON EXTINGUISHMENT OF DEBT	—	(1,578)	(19,318)	(1,961)

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$40,639	$128,377	$201,328	$534,946

BASIC AND DILUTED EARNINGS PER COMMON SHARE (Note 10)	$0.20	$0.67	$0.98	$3.16

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING — BASIC AND DILUTED (Note 10)	205,130	192,167	204,770	169,500

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2011

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
AGILE Fund I, LLC (7)(9)	Investment partnership	Member interest (0.50% interest)		4/1/2010	$245	$130
CIC Flex, LP (9)	Investment partnership	Limited partnership units (0.94 unit)		9/7/2007	2,533	3,137
Covestia Capital Partners, LP (9)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	1,059	1,088
Dynamic India Fund IV, LLC (9)	Investment company	Member interest (5.44% interest)		4/1/2010	4,822	4,728
Firstlight Financial Corporation (6)(9)	Investment company	Senior subordinated loan ($71,363 par due 12/2016)	1.00% PIK	12/31/2006	71,089	55,918	(4)
		Class A common stock (10,000 shares)		12/31/2006	10,000	—
		Class B common stock (30,000 shares)		12/31/2006	30,000	—
					111,089	55,918

HCI Equity, LLC (7)(8)(9)	Investment company	Member interest (100.00% interest)		4/1/2010	808	715
Imperial Capital Private Opportunities, LP (9)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	6,643	5,120
Ivy Hill Middle Market Credit Fund, Ltd. (7)(8)(9)	Investment company	Class B deferrable interest notes ($40,000 par due 11/2018)	6.25% (Libor + 6.00%/Q)	11/20/2007	40,000	37,600
		Subordinated notes ($16 par due 11/2018)	15.00%	11/20/2007	15,515	16,000
					55,515	53,600

Knightsbridge CLO 2008-1 Ltd. (7)(8)(9)	Investment company	Class C notes ($14,400 par due 6/2018)	7.75% (Libor + 7.50%/Q)	3/24/2010	14,400	14,400
		Class D notes ($9,000 par due 6/2018)	8.75% (Libor + 8.50%/Q)	3/24/2010	9,000	9,000
		Class E notes ($14,850 par due 6/2018)	5.25% (Libor + 5.00%/Q)	3/24/2010	13,596	13,749
					36,996	37,149

Kodiak Funding, LP (9)	Investment partnership	Limited partnership interest (1.52% interest)		4/1/2010	877	823
Novak Biddle Venture Partners III, L.P. (9)	Investment partnership	Limited partnership interest (2.47% interest)		4/1/2010	221	196
Partnership Capital Growth Fund I, L.P. (9)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	2,126	4,006
Senior Secured Loan Fund LLC (7)(11)(17)	Co-investment vehicle	Subordinated certificates ($788,128 par due 12/2020)	8.29% (Libor + 8.00%/Q)	10/30/2009	777,406	796,513
VSC Investors LLC (9)	Investment company	Membership interest (1.95% interest)		1/24/2008	1,139	1,139
					1,001,479	964,262		31.07%
Healthcare-Services
CCS Group Holdings, LLC	Correctional facility healthcare operator	Class A units (601,937 units)		8/19/2010	602	936
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings LLC (6)	Healthcare analysis services	Senior secured loan ($7,263 par due 3/2017)	7.75% (Libor + 6.50%/Q)	3/15/2011	7,263	6,900	(2)(16)
		Senior secured loan ($7,661 par due 3/2017)	7.75% (Libor + 6.50%/Q)	3/15/2011	7,661	7,278	(3)(16)
		Class A common stock (9,679 shares)		6/15/2007	4,000	9,337
		Class C common stock (1,546 shares)		6/15/2007	—	1,491
					18,924	25,006

HCP Acquisition Holdings, LLC (7)	Healthcare compliance advisory services	Class A units (10,720,874 units)		6/26/2008	10,721	4,437
INC Research, Inc.	Pharmaceutical and biotechnology consulting services	Common stock (1,410,000 shares)		9/27/2010	1,512	1,101

As of September 30, 2011

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Magnacare Holdings, Inc., Magnacare Administrative Services, LLC, and Magnacare, LLC	Healthcare professional provider	Senior secured loan ($12,973 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/15/2010	12,973	12,973	(16)
		Senior secured loan ($45,570 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/15/2010	45,570	45,570	(2)(16)
		Senior secured loan ($8,476 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/15/2010	8,476	8,476	(3)(16)
					67,019	67,019

MW Dental Holding Corp.	Dental services	Senior secured revolving loan ($1,700 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	1,700	1,649	(16)
		Senior secured loan ($30,723 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	30,723	29,801	(16)
		Senior secured loan ($49,875 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	49,875	48,379	(2)(16)
		Senior secured loan ($2,693 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	2,693	2,612	(3)(16)
					84,991	82,441

Napa Management Services Corporation	Anesthesia management services provider	Senior secured loan ($10,961 par due 4/2016)	8.50% (Libor + 7.00%/Q)	4/15/2011	10,605	10,961	(16)
		Senior secured loan ($29,625 par due 4/2016)	8.50% (Libor + 7.00%/Q)	4/15/2011	29,625	29,625	(2)(16)
		Senior secured loan ($7,801 par due 4/2016)	8.50% (Libor + 7.00%/Q)	4/15/2011	7,801	7,801	(3)(16)
		Common units (5,000 units)			5,000	5,000
					53,031	53,387

NS Merger Sub. Inc. and NS Holdings, Inc.	Healthcare technology provider	Senior subordinated loan ($579 par due 6/2017)	13.50%	6/21/2010	579	579
		Senior subordinated loan ($50,000 par due 6/2017)	13.50%	6/21/2010	50,000	50,000	(2)
		Common stock (2,500,000 shares)		6/21/2010	2,500	2,388
					53,079	52,967

OnCURE Medical Corp.	Radiation oncology care provider	Common stock (857,143 shares)		8/18/2006	3,000	3,038
Passport Health Communications, Inc., Passport Holding Corp. and Prism Holding Corp.	Healthcare technology provider	Senior secured loan ($10,202 par due 5/2014)	8.25% (Libor + 7.00%/M)	5/9/2008	10,202	10,202	(2)(16)
		Senior secured loan ($9,417 par due 5/2014)	8.25% (Libor + 7.00%/M)	5/9/2008	9,417	9,417	(3)(16)
		Series A preferred stock (1,594,457 shares)		7/30/2008	11,156	8,550
		Common stock (16,106 shares)		7/30/2008	100	—
					30,875	28,169

PG Mergersub, Inc. and PGA Holdings, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Senior secured loan ($9,131 par due 11/2015)	6.75% (Libor + 5.00%/Q)	11/3/2010	9,106	9,131	(3)(16)
		Senior subordinated loan ($4,000 par due 3/2016)	12.50%	3/12/2008	3,954	4,000
		Preferred stock (333 shares)		3/12/2008	125	14
		Common stock (16,667 shares)		3/12/2008	167	705
					13,352	13,850

PRA Holdings, Inc.	Drug testing services	Senior secured loan ($11,330 par due 12/2014)	4.35% (Libor + 4.00%/Q)	12/14/2007	11,011	11,103	(2)
		Senior secured loan ($12,000 par due 12/2014)	4.35% (Libor + 4.00%/Q)	12/14/2007	11,657	11,760	(3)
					22,668	22,863

As of September 30, 2011

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Reed Group, Ltd.	Medical disability management services provider	Senior secured revolving loan ($1,250 par due 12/2013)		4/1/2010	1,097	1,062	(15)
		Senior secured loan ($10,755 par due 12/2013)		4/1/2010	9,129	9,142	(15)
		Senior secured loan ($20,576 par due 12/2013)		4/1/2010	15,918	4,242	(15)
		Equity interests		4/1/2010	203	—
					26,347	14,446

Soteria Imaging Services, LLC (6)	Outpatient medical imaging provider	Junior secured loan ($1,275 par due 11/2010)	14.50%	4/1/2010	1,134	914
		Junior secured loan ($1,822 par due 11/2010)	12.50%	4/1/2010	1,640	1,305
		Preferred member units (1,823,179 units)		4/1/2010	—	—
					2,774	2,219

Sunquest Information Systems, Inc.	Laboratory software solutions provider	Junior secured loan ($75,000 par due 6/2017)	9.75% (Libor + 8.50%/Q)	12/16/2010	75,000	74,250	(16)
		Junior secured loan ($50,000 par due 6/2017)	9.75% (Libor + 8.50%/Q)	12/16/2010	50,000	49,500	(2)(16)
					125,000	123,750

U.S. Renal Care, Inc.	Dialysis provider	Senior secured loan ($7,462 par due 12/2016)	5.50% (Libor + 4.00%/Q)	6/9/2011	7,425	7,164	(16)
		Senior subordinated loan ($50,314 par due 6/2017)	11.25% Cash, 2.00% PIK	5/24/2010	50,314	50,314	(2)(4)
					57,739	57,478

Vantage Oncology, Inc.	Radiation oncology care provider	Common stock (62,157 shares)		2/3/2011	4,670	6,005
					576,304	559,112		18.02%
Business Services
Aviation Properties Corporation (7)	Aviation services	Common stock (100 shares)		4/1/2010	—	—
BenefitMall Holdings Inc. (7)	Employee benefits broker services company	Senior subordinated loan ($40,326 par due 6/2014)	18.00%	4/1/2010	40,326	40,326
		Common stock (39,274,290 shares)		4/1/2010	53,510	53,871
		Warrants		4/1/2010	—	—
					93,836	94,197

CitiPostal Inc. (7)	Document storage and management services	Senior secured revolving loan ($1,950 par due 12/2013)	6.50% (Libor + 4.50%/Q)	4/1/2010	1,950	1,950	(16)
		Senior secured revolving loan ($1,250 par due 12/2013)	6.75% (Base Rate + 3.25%/Q)	4/1/2010	1,250	1,250	(16)
		Senior secured loan ($492 par due 12/2013)	8.50% Cash, 5.50% PIK	4/1/2010	492	492	(4)
		Senior secured loan ($50,437 par due 12/2013)	8.50% Cash, 5.50% PIK	4/1/2010	50,437	50,437	(2)(4)
		Senior subordinated loan ($14,108 par due 12/2015)		4/1/2010	13,038	2,880	(15)
		Common stock (37,024 shares)		4/1/2010	—	—
					67,167	57,009

Cook Inlet Alternative Risk, LLC	Risk management services	Senior subordinated note ($4,000 par due 9/2015)	9.00%	9/30/2011	4,000	4,000
		Member interest (3.17%)		4/1/2010	—	—
					4,000	4,000

Cornerstone Records Management, LLC	Physical records storage and management service provider	Senior secured loan ($16,277 par due 8/2016)	8.50% (Libor + 7.00%/M)	8/12/2011	16,277	15,951	(16)
Coverall North America, Inc. (7)	Commercial janitorial service provider	Subordinated notes ($9,386 par due 2/2016)	10.00% Cash, 2.00% PIK	2/22/2011	9,386	9,386	(4)

As of September 30, 2011

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Diversified Collections Services, Inc.	Collections services	Senior secured loan ($34,000 par due 9/2012)	13.75% (Libor + 11.75%/M)	6/25/2010	34,000	34,000	(2)(16)
		Senior secured loan ($5,719 par due 3/2012)	7.50% (Libor + 5.50%/M)	6/25/2010	5,719	5,719	(3)(16)
		Senior secured loan ($2,000 par due 9/2012)	13.75% (Libor + 11.75%/M)	6/25/2010	2,000	2,000	(3)(16)
		Preferred stock (14,927 shares)		5/18/2006	169	304
		Common stock (478,816 shares)		4/1/2010	1,478	3,091
		Common stock (114,004 shares)		2/5/2005	295	1,171
					43,661	46,285

Impact Innovations Group, LLC	IT consulting and outsourcing services	Member interest (50.00% interest)		4/1/2010	—	200
Interactive Technology Solutions, LLC	IT services provider	Senior secured loan ($7,391 par due 6/2015)	8.75% (Base Rate + 5.50%/Q)	10/21/2010	7,391	7,391	(16)
		Senior secured loan ($8,281 par due 6/2015)	8.75% (Base Rate + 5.50%/Q)	10/21/2010	8,281	8,281	(3)(16)
					15,672	15,672

Investor Group Services, LLC (6)	Business consulting for private equity and corporate clients	Senior secured revolving loan ($500 par due 6/2013)	5.75% (Libor + 5.50%/M)	6/22/2006	500	500
		Limited liability company membership interest (10.00% interest)		6/22/2006	—	649
					500	1,149

Microstar Logistics LLC	Keg management solutions provider	Junior secured loan ($85,000 par due 8/2016)	10.00% (Libor + 9.00%/Q)	8/5/2011	85,000	85,000	(16)
Multi-Ad Services, Inc. (6)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	788	1,379
		Common units (1,725,280 units)		4/1/2010	—	—
					788	1,379

MVL Group, Inc. (7)	Marketing research provider	Senior secured loan ($22,772 par due 7/2012)	12.00%	4/1/2010	22,772	22,772
		Senior subordinated loan ($35,619 par due 7/2012)	12.00% Cash, 2.50% PIK	4/1/2010	35,050	35,619	(4)
		Junior subordinated loan ($144 par due 7/2012)	10.00%	4/1/2010	—	12
		Common stock (560,716 shares)		4/1/2010	—	—
					57,822	58,403

Pillar Processing LLC and PHL Holding Co. (6)	Mortgage services	Senior secured loan ($1,875 par due 5/2014)	14.50%	7/31/2008	1,875	1,875
		Senior secured loan ($5,500 par due 5/2014)	14.50%	7/31/2008	5,500	5,500	(2)
		Senior secured loan ($7,253 par due 11/2013)	5.73% (Libor + 5.50%/M)	11/20/2007	7,253	7,253	(2)
		Senior secured loan ($4,527 par due 11/2013)	5.73% (Libor + 5.50%/M)	11/20/2007	4,527	4,527	(3)
		Common stock (85 shares)			3,768	2,729
					22,923	21,884

Prommis Solutions, LLC, E-Default Services, LLC, Statewide Tax and Title Services, LLC & Statewide Publishing Services, LLC	Bankruptcy and foreclosure processing services	Senior subordinated loan ($17,126 par due 2/2014)		2/9/2007	16,788	5,819	(15)
		Senior subordinated loan ($27,576 par due 2/2014)		2/9/2007	27,032	9,371	(2)(15)
		Preferred units (30,000 units)		4/11/2006	3,000	—
					46,820	15,190

As of September 30, 2011

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Promo Works, LLC	Marketing services	Senior secured loan ($8,655 par due 12/2013)		4/1/2010	4,463	3,404	(15)
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	192
Summit Business Media Parent Holding Company LLC	Business media consulting services	Limited liability company membership interest (45.98% interest)		5/20/2011	—	754
Tradesmen International, Inc.	Construction labor support	Junior secured loan ($14,014 par due 5/2014)	13.00% Cash, 1.00% PIK	4/1/2010	10,718	14,014	(4)
		Warrants to purchase up to 771,036 shares		4/1/2010	—	3,411
					10,718	17,425

Tripwire, Inc.	IT security software provider	Senior secured loan ($30,000 par due 5/2018)	10.50% (Libor + 9.25%/Q)	5/23/2011	30,000	30,000	(16)
		Senior secured loan ($50,000 par due 5/2018)	10.50% (Libor + 9.25%/Q)	5/23/2011	50,000	50,000	(2)(16)
		Class A common stock (2,970 shares)		5/23/2011	2,970	2,976
		Class B common stock (2,655,638 shares)		5/23/2011	30	30
					83,000	83,006

Venturehouse-Cibernet Investors, LLC	Financial settlement services for intercarrier wireless roaming	Equity interest		4/1/2010	—	—
VSS-Tranzact Holdings, LLC (6)	Management consulting services	Common membership interest (8.51% interest)		10/26/2007	10,204	2,108
					572,487	532,594		17.16%
Education
American Academy Holdings, LLC	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	Senior secured revolving loan ($1,000 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	1,000	1,000	(16)
		Senior secured loan ($31,466 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	31,466	31,466	(16)
		Senior secured loan ($49,012 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	49,012	49,012	(2)(16)
					81,478	81,478

Campus Management Corp. and Campus Management Acquisition Corp. (6)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10,520	13,231
Community Education Centers, Inc.	Offender re-entry and in-prison treatment services provider	Senior secured loan ($18,571 par due 12/2014)	6.25% (Libor + 5.25%/Q)	12/10/2010	18,571	18,571	(16)
		Junior secured loan ($31,506 par due 12/2015)	15.25% (Libor + 11.00% Cash, 4.00% PIK /Q)	12/10/2010	31,506	31,191	(4)
		Junior secured loan ($9,485 par due 12/2015)	15.29% (Libor + 11.00% Cash, 4.00% PIK /Q)	12/10/2010	9,485	9,391	(4)
		Warrants to purchase up to 578,427 shares		12/10/2010	—	389
					59,562	59,542

eInstruction Corporation	Developer, manufacturer and retailer of educational products	Junior secured loan ($17,000 par due 7/2014)	7.74% (Libor + 7.50%/M)	4/1/2010	15,002	12,580
		Senior subordinated loan ($26,209 par due 1/2015)		4/1/2010	24,151	13,425	(15)
		Common stock (2,406 shares)		4/1/2010	926	—
					40,079	26,005

ELC Acquisition Corp., ELC Holdings Corporation, and Excelligence Learning Corporation (6)	Developer, manufacturer and retailer of educational products	Preferred stock (99,492 shares)	12.00% PIK	8/1/2011	10,149	10,149	(4)
		Common stock (50,800 shares)		8/1/2011	51	51

As of September 30, 2011

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					10,200	10,200

Infilaw Holding, LLC	Law school operator	Senior secured loan ($30,000 par due 8/2016)	10.75% (Base Rate + 7.50%/Q)	8/25/2011	30,000	30,000	(16)
		Series A preferred units (131,000 units)	10.75% (Base Rate + 7.50%/Q)	8/25/2011	131,000	128,380	(16)
					161,000	158,380

Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	Series B preferred stock (1,750,000 shares)		8/5/2010	5,000	5,926
		Series C preferred stock (2,512,586 shares)		6/7/2010	689	—
		Common stock (20 shares)		6/7/2010	—	—
					5,689	5,926

JTC Education Holdings, Inc.	Postsecondary school operator	Senior secured loan ($20,302 par due 12/2014)	12.50% (Libor + 9.50%/M)	12/31/2009	20,302	20,302	(16)
		Senior secured loan ($9,833 par due 12/2014)	12.50% (Libor + 9.50%/M)	12/31/2009	9,833	9,833	(3)(16)
					30,135	30,135

R3 Education, Inc. and EIC Acquisitions Corp. (8)	Medical school operator	Senior secured loan ($9,261 par due 4/2013)	9.00% (Libor + 6.00%/Q)	9/21/2007	9,261	15,091	(16)
		Senior secured loan ($3,663 par due 4/2013)	9.00% (Libor + 6.00%/Q)	9/21/2007	3,663	5,969	(3)(16)
		Senior secured loan ($4,331 par due 4/2013)	9.00% (Libor + 6.00%/Q)	5/24/2007	4,331	7,058	(16)
		Senior secured loan ($6,304 par due 4/2013)	13.00% PIK	12/8/2009	3,542	10,273	(4)
		Preferred stock (8,800 shares)		7/30/2008	2,200	1,100
		Common membership interest (26.27% interest)		9/21/2007	15,800	18,433
		Warrants to purchase up to 27,890 shares		12/8/2009	—	—
					38,797	57,924

					437,460	442,821		14.27%
Restaurants and Food Services
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($2,010 par due 11/2013)	6.50% (Libor + 3.50%/Q)	11/27/2006	2,010	2,010	(16)
		Senior secured revolving loan ($608 par due 11/2013)	6.50% (Base Rate + 2.50%/Q)	11/27/2006	608	608	(16)
		Senior secured loan ($66 par due 11/2013)	6.50% (Base Rate + 2.50%/Q)	11/27/2006	66	66	(16)
		Senior secured loan ($7,449 par due 11/2013)	6.50% (Libor + 3.50%/Q)	11/27/2006	7,449	7,449	(16)
		Senior secured loan ($11,315 par due 11/2014)	12.50% (Libor + 9.50%/Q)	11/27/2006	11,318	11,315	(2)(16)
		Senior secured loan ($9,434 par due 11/2014)	12.50% (Libor + 9.50%/Q)	11/27/2006	9,434	9,434	(3)(16)
		Promissory note ($14,897 par due 11/2016)		6/1/2006	14,886	8,562
		Warrants to purchase up to 0.61 shares		6/1/2006	—	—
					45,771	39,444

Fulton Holdings Corp.	Airport restaurant operator	Senior secured loan ($40,000 par due 5/2016)	12.50%	5/28/2010	40,000	40,000	(2)
		Common stock (19,672 shares)		5/28/2010	1,967	1,776
					41,967	41,776

As of September 30, 2011

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Huddle House, Inc. (7)	Restaurant owner and operator	Senior subordinated loan ($20,765 par due 12/2015)	12.00% Cash, 3.00% PIK	4/1/2010	20,481	19,772	(4)
		Common stock (358,279 shares)		4/1/2010	—	—
					20,481	19,772

Orion Foods, LLC (fka Hot Stuff Foods, LLC) (7)	Convenience food service retailer	Senior secured revolving loan ($3,300 par due 9/2014)	10.75% (Base Rate + 7.50%/M)	4/1/2010	3,300	3,300	(16)
		Senior secured loan ($34,027 par due 9/2014)	10.00% (Libor + 8.50%/Q)	4/1/2010	34,027	34,027	(16)
		Junior secured loan ($37,552 par due 9/2014)	14.00%	4/1/2010	25,976	28,163
		Preferred units (10,000 units)		10/28/2010	—	—
		Class A common units (25,001 units)		4/1/2010	—	—
		Class B common units (1,122,452 units)		4/1/2010	—	—
					63,303	65,490

OTG Management, Inc.	Airport restaurant operator	Senior secured revolving loan ($937 par due 8/2016)	8.50% (Libor + 7.00%/Q)	8/9/2011	937	937	(16)
		Senior secured loan ($19,687 par due 8/2016)	8.50% (Libor + 7.00%/M)	8/9/2011	19,687	19,687	(16)
		Junior secured loan ($34,285 par due 8/2016)	14.50% (Libor + 13.00%/Q)	8/9/2011	34,285	34,285	(16)
		Common units (3,000,000 units)		1/5/2011	3,000	3,175
		Warrants to purchase up to 100,866 shares of common stock		6/19/2008	100	5,527
					58,009	63,611

PMI Holdings, Inc.	Restaurant owner and operator	Senior secured loan ($9,022 par due 5/2015)	10.00% (Libor + 8.00%/M)	5/5/2010	9,022	9,022	(2)(16)
		Senior secured loan ($36 par due 5/2015)	10.25% (Base Rate + 7.00%/M)	5/5/2010	36	36	(2)(16)
		Senior secured loan ($9,022 par due 5/2015)	10.00% (Libor + 8.00%/M)	5/5/2010	9,022	9,022	(3)(16)
		Senior secured loan ($36 par due 5/2015)	10.25% (Base Rate + 7.00%/M)	5/5/2010	36	36	(3)(16)
					18,116	18,116

S.B. Restaurant Company	Restaurant owner and operator	Senior secured loan ($34,712 par due 7/2012)	13.00% (Libor + 9.00% Cash, 2.00% PIK /Q)	4/1/2010	29,970	34,712	(4)(16)
		Preferred stock (46,690 shares)		4/1/2010	—	117
		Warrants to purchase up to 257,429 shares of common stock		4/1/2010	—	—
					29,970	34,829

Vistar Corporation and Wellspring Distribution Corp.	Food service distributor	Junior secured loan ($80,250 par due 5/2015)	11.00%	5/23/2008	78,800	80,250
		Junior secured loan ($30,000 par due 5/2015)	11.00%	5/23/2008	30,000	30,000	(2)
		Class A non-voting common stock (1,366,120 shares)		5/3/2008	7,500	5,957
					116,300	116,207

					393,917	399,245		12.87%
Financial Services
AllBridge Financial, LLC (7)	Asset management services	Equity interests		4/1/2010	11,395	12,607
Callidus Capital Corporation (7)	Asset management services	Common stock (100 shares)		4/1/2010	6,000	2,798

As of September 30, 2011

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Ciena Capital LLC (7)	Real estate and small business loan servicer	Senior secured revolving loan ($14,000 par due 12/2013)	6.00%	11/29/2010	14,000	14,000
		Senior secured loan ($32,000 par due 12/2015)	12.00%	11/29/2010	32,000	32,000
		Equity interests		11/29/2010	53,374	30,400
					99,374	76,400

Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($19,500 par due 6/2015)	15.00%	4/1/2010	19,500	19,500
Compass Group Diversified Holdings, LLC (10)	Middle market business manager	Senior secured revolving loan ($16,176 par due 12/2012)	2.73% (Libor + 2.50%/M)	4/1/2010	16,176	16,176
Financial Pacific Company	Commercial finance leasing	Preferred stock (6,500 shares)	8.00% PIK	10/13/2010	7,020	8,028	(4)
		Common stock (650,000 shares)		10/13/2010	—	—
					7,020	8,028

Imperial Capital Group, LLC	Investment services	Class A common units (15,420 units)		5/10/2007	14,997	19,944
		2006 Class B common units (5,052 units)		5/10/2007	3	4
		2007 Class B common units (630 units)		5/10/2007	—	—
					15,000	19,948

Ivy Hill Asset Management, L.P. (7)(9)	Asset management services	Member interest (100.00% interest)		6/15/2009	112,876	186,823
					287,341	342,280		11.03%
Aerospace and Defense
AP Global Holdings, Inc.	Safety and security equipment manufacturer	Senior secured loan ($209,475 par due 7/2017)	7.25% (Libor + 5.75%/M)	7/22/2011	209,475	202,667	(16)
		Senior secured loan ($49,875 par due 7/2017)	7.25% (Libor + 5.75%/M)	7/22/2011	49,875	48,254	(2)(16)
					259,350	250,921

Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	93	93	(4)
		Common stock (1,885,195 shares)		1/17/2008	2,291	1,873
					2,384	1,966

					261,734	252,887		8.15%
Consumer Products - Non-durable
Augusta Sportswear, Inc.	Manufacturer of athletic apparel	Senior secured loan ($9,113 par due 7/2015)	8.50% (Libor + 7.50%/Q)	9/3/2010	9,113	9,113	(3)(16)
Gilchrist & Soames, Inc.	Personal care manufacturer	Senior secured loan ($21,941 par due 10/2013)	13.44%	4/1/2010	21,372	21,941
Insight Pharmaceuticals Corporation (6)	OTC drug products manufactuer	Junior secured loan ($25,000 par due 8/2017)	13.25% (Libor + 11.75%/Q)	8/26/2011	24,733	24,000	(16)
		Class A common stock (155,000 shares)		8/26/2011	6,035	9,302
		Class B common stock (155,000 shares)		8/26/2011	6,035	9,302
					36,803	42,604

Making Memories Wholesale, Inc. (7)	Scrapbooking branded products manufacturer	Senior secured revolving loan ($2,250 par due 8/2014)		8/21/2009	2,229	2,052	(15)
		Senior secured loan ($9,625 par due 8/2014)		8/21/2009	7,193	—	(15)
		Senior secured loan ($5,861 par due 8/2014)		8/21/2009	3,874	—	(15)
		Common stock (100 shares)		8/21/2009	—	—
					13,296	2,052

As of September 30, 2011

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Matrixx Initiatives, Inc. and Wonder Holdings Acquisition Corp.	Developer and marketer of OTC healthcare products	Senior secured revolving loan ($13,300 par due 6/2016)	13.00% (Libor + 12.00%/Q)	6/30/2011	13,300	12,901	(16)
		Senior secured loan ($41,969 par due 6/2016)	13.00% (Libor + 12.00%/Q)	6/30/2011	41,695	40,710	(2)(16)
		Warrants to purchase up to 1,654,678 shares of common stock		7/27/2011	—	238
		Warrants to purchase up to 1,489 shares of preferred stock		7/27/2011	—	1,509
					54,995	55,358

The Step2 Company, LLC	Toy manufacturer	Junior secured loan ($27,000 par due 4/2015)	10.00%	4/1/2010	25,696	27,000
		Junior secured loan ($30,776 par due 4/2015)	10.00% Cash, 5.00% PIK	4/1/2010	29,172	27,773	(4)
		Common units (1,116,879 units)		4/1/2010	24	—
		Warrants to purchase up to 3,157,895 units		4/1/2010	—	—
					54,892	54,773

The Thymes, LLC (7)	Cosmetic products manufacturer	Preferred units (6,283 units)	8.00% PIK	6/21/2007	6,200	6,632	(4)
		Common units (5,400 units)		6/21/2007	—	195
					6,200	6,827

Woodstream Corporation	Pet products manufacturer	Senior subordinated loan ($45,000 par due 2/2015)	12.00%	1/22/2010	40,175	43,200
		Common stock (4,254 shares)		1/22/2010	1,222	2,090
					41,397	45,290

					238,068	237,958		7.67%
Containers and Packaging
ICSH, Inc.	Industrial container manufacturer, reconditioner and servicer	Senior secured loan ($153,500 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	153,500	149,662	(16)
		Senior secured loan ($23,000 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	23,000	22,425	(2)(16)
					176,500	172,087

					176,500	172,087		5.55%
Services-Other
Growing Family, Inc. and GFH Holdings, LLC (6)	Photography services	Senior secured loan ($9,645 par due 12/2014)	6.50% (Libor + 6.00%/Q)	7/01/2011	9,424	8,719	(16)
		Series D preferred units (8,750 units)		7/01/2011	—	—
		Common stock (552,430 shares)		3/16/2007	872	—
		Warrants to purchase up to 11,313,678 shares		7/01/2011	—	—
					10,296	8,719

PODS Funding Corp.	Storage and warehousing	Senior subordinated loan ($25,125 par due 6/2015)	15.00%	12/23/2009	25,125	25,125
		Senior subordinated loan ($7,582 par due 12/2015)	16.64% PIK	12/23/2009	6,405	7,582	(4)
					31,530	32,707

The Dwyer Group (6)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($17,100 par due 12/2016)	14.50%	12/22/2010	17,100	17,100
		Series A preferred units (13,292,377 units)	8.00% PIK	12/22/2010	14,131	15,396	(4)
					31,231	32,496

As of September 30, 2011

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
United Road Towing, Inc.	Towing company	Warrants to purchase up to 607 shares		4/1/2010	—	—
Wash Multifamily Laundry Systems, LLC (fka Web Services Company, LLC)	Laundry service and equipment provider	Senior secured loan ($4,850 par due 8/2014)	7.00% (Base Rate + 3.75%/Q)	6/15/2009	4,712	4,850	(3)
		Junior secured loan ($36,900 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	36,900	36,531	(16)
		Junior secured loan ($50,000 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	50,000	49,500	(2)(16)
		Junior secured loan ($3,100 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	3,100	3,069	(3)(16)
					94,712	93,950

					167,769	167,872		5.41%
Telecommunications
American Broadband Communications, LLC, American Broadband Holding Company and Cameron Holdings of NC, Inc.	Broadband communication services	Senior secured loan ($12,675 par due 9/2013)	7.50% (Libor + 5.50%/Q)	9/1/2010	12,183	12,548	(2)(16)
		Senior secured loan ($8,930 par due 9/2013)	7.50% (Libor + 5.50%/Q)	9/1/2010	8,930	8,841	(3)(16)
		Senior subordinated loan ($10,476 par due 11/2014)	12.00% Cash, 2.00% PIK	11/7/2007	10,476	10,476	(4)
		Senior subordinated loan ($26,799 par due 11/2014)	12.00% Cash, 4.00% PIK	9/1/2010	26,799	26,799	(4)
		Senior subordinated loan ($33,263 par due 11/2014)	12.00% Cash, 2.00% PIK	2/8/2008	33,263	33,263	(2)(4)
		Warrants to purchase up to 378 shares		11/7/2007	—	6,165
		Warrants to purchase up to 200 shares		9/1/2010	—	3,262
					91,651	101,354

Dialog Telecom LLC	Broadband communication services	Senior secured loan ($16,259 par due 12/2012)	12.00% (Libor + 5.50% Cash, 6.00% PIK /Q)	6/20/2011	16,259	16,259	(4)(16)
Startec Equity, LLC (7)	Communication services	Member interest		4/1/2010	—	—
					107,910	117,613		3.79%
Environmental Services
AWTP, LLC (7)	Water treatment services	Junior secured loan ($4,058 par due 6/2015)	5.00% Cash, 5.00% PIK	4/18/2011	4,058	4,058	(4)
		Junior secured loan ($863 par due 6/2015)	15.00% PIK	4/18/2011	863	661	(4)
		Junior secured loan ($4,353 par due 6/2015)	15.00% PIK	4/18/2011	4,353	3,331	(3)(4)
		Membership interests (90% interest)		4/18/2011	—	—
					9,274	8,050

RE Community Holdings II, Inc.and Pegasus Community Energy, LLC.	Operator of municipal recycling facilities	Senior secured loan ($36,700 par due 3/2016)	11.50% (Libor + 9.75%/Q)	3/1/2011	36,700	36,700	(2)(16)
		Senior secured loan ($8,300 par due 3/2016)	11.50% (Libor + 9.75%/Q)	3/1/2011	8,300	8,300	(3)(16)
		Preferred stock (1,000 shares)	12.50% PIK	3/1/2011	8,059	8,047	(4)
					53,059	53,047

Sigma International Group, Inc. (8)	Water treatment parts manufacturer	Junior secured loan ($4,000 par due 4/2014)	10.00% (Libor + 3.50% Cash, 5.00% PIK /A)	7/8/2011	4,000	3,000	(4)(16)
Waste Pro USA, Inc	Waste management services	Preferred Class A common equity (611,615 shares)		11/9/2006	12,263	19,621
					78,596	83,718		2.70%
Manufacturing
Component Hardware Group, Inc.	Commercial equipment manufacturer	Junior secured loan ($3,083 par due 12/2014)	7.00% Cash, 3.00% PIK	8/4/2010	3,083	3,083	(4)

As of September 30, 2011

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior subordinated loan ($10,463 par due 12/2014)	7.50% Cash, 5.00% PIK	4/1/2010	6,618	10,463	(4)
		Warrants to purchase up to 1,462,500 shares of common stock		8/4/2010	—	2,942
					9,701	16,488

HOPPY Holdings Corp.	Manufacturer of automotive and recreational vehicle aftermarket products	Senior secured loan ($14,550 par due 6/2016)	5.25% (Libor + 4.00%/Q)	6/3/2011	14,550	13,823	(16)
NetShape Technologies, Inc.	Metal precision engineered components manufacturer	Senior secured revolving loan ($849 par due 2/2013)	4.08% (Libor + 3.75%/Q)	4/1/2010	398	527
Saw Mill PCG Partners LLC	Metal precision engineered components manufacturer	Common units (1,000 units)		1/30/2007	1,000	—
UL Holding Co., LLC	Petroleum product manufacturer	Junior secured loan ($2,098 par due 12/2012)	9.14% (Libor + 8.88%/Q)	12/24/2007	2,098	2,098
		Junior secured loan ($4,091 par due 12/2012)	14.00%	12/24/2007	4,091	4,091
		Junior secured loan ($2,000 par due 12/2012)	9.24% (Libor + 8.88%/Q)	6/17/2011	2,000	2,000
		Junior secured loan ($5,000 par due 12/2012)	15.00%	8/13/2010	5,000	5,000
		Junior secured loan ($2,933 par due 12/2012)	14.00%	12/24/2007	2,933	2,933	(2)
		Junior secured loan ($835 par due 12/2012)	9.14% (Libor + 8.88%/Q)	12/24/2007	835	835	(3)
		Junior secured loan ($1,810 par due 12/2012)	14.00%	12/24/2007	1,810	1,810	(3)
		Junior secured loan ($10,755 par due 12/2012)	9.15% (Libor + 8.88%/Q)	12/24/2007	10,755	10,755	(3)
		Class A common units (8,982 units)		6/17/2011	90	41
		Class B-4 common units (50,000 units)		4/25/2008	500	229
		Class B-5 common units (499,000 units)		6/17/2011	4,990	2,285
		Class C common units (549,491 units)		4/25/2008	—	2,517
					35,102	34,594

					60,751	65,432		2.11%

Energy
La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Junior secured loan ($59,000 par due 8/2018)	10.25% (Libor + 8.75%/Q)	8/9/2011	57,744	57,525	(16)
					57,744	57,525		1.85%
Food and Beverage
Apple & Eve, LLC and US Juice Partners, LLC (6)	Juice manufacturer	Senior secured revolving loan ($3,000 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	3,000	3,000	(16)
		Senior secured loan ($13,363 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	13,363	13,363	(16)
		Senior secured loan ($14,060 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	14,060	14,060	(3)(16)
		Senior units (50,000 units)			5,000	3,921
					35,423	34,344

Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated loan ($7,615 par due 2/2013)	16.00% PIK	2/6/2008	7,615	7,615	(4)
		Preferred stock (6,258 shares)		9/1/2006	2,500	1,500
					10,115	9,115

As of September 30, 2011

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Distant Lands Trading Co.	Coffee manufacturer	Class A common stock (1,294 shares)		4/1/2010	980	728
		Class A-1 common stock (2,157 shares)		4/1/2010	—	—
					980	728

Fleischmann’s Vinegar Company, Inc.	Leading manufacturer, supplier, and distributer of industrial vinegar products	Senior secured loan ($12,540 par due 5/2016)	8.75% (Libor + 7.25%/Q)	6/1/2011	12,540	12,540	(16)
					59,058	56,727		1.83%
Wholesale Distribution
BECO Holding Company, Inc.	Wholesale distributor of first response fire protection equipment and related parts	Common stock (25,000 shares)		7/30/2010	2,500	2,589
Stag-Parkway, Inc. (7)	Automotive aftermarket components supplier	Senior secured loan ($34,500 par due 12/2014)	12.50% (Libor + 11.00%/Q)	9/30/2010	34,500	34,500	(16)
		Preferred stock (4,200 shares)	16.50% PIK	9/30/2010	3,013	4,200	(4)
		Common stock (10,200 shares)		9/30/2010	—	12,765
					37,513	51,465

					40,013	54,054		1.74%
Retail
Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Common stock (1,218,481 shares)		8/8/2006	4,909	11,633
Things Remembered Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($26,433 par due 3/2014)	9.00% (Base Rate + 7.00%/M)	9/28/2006	26,409	26,433	(16)
		Senior secured loan ($8,226 par due 3/2014)	9.00% (Base Rate + 7.00%/M)	9/28/2006	8,302	8,226	(3)(16)
		Class B preferred stock (73 shares)		3/19/2009	—	2,056
		Preferred stock (80 shares)		9/28/2006	1,800	2,249
		Common stock (800 shares)		9/28/2006	200	465
		Warrants to purchase up to 859 shares of preferred stock		3/19/2009	—	497
					36,711	39,926

					41,620	51,559		1.66%
Commercial Real Estate Finance
10th Street, LLC (6)	Real estate holding company	Senior subordinated loan ($23,964 par due 11/2014)	8.93% Cash, 4.07% PIK	4/1/2010	23,964	23,964	(4)
		Member interest (10.00% interest)		4/1/2010	594	—
		Option (25,000 units)		4/1/2010	25	556
					24,583	24,520

Allied Capital REIT, Inc. (7)	Real estate investment trust	Real estate equity interests		4/1/2010	—	428
		Real estate equity interests		4/1/2010	50	—
					50	428

American Commercial Coatings, Inc.	Real estate property	Commercial mortgage loan ($2,000 par due 12/2025)		4/1/2010	1,611	1,727	(15)
Aquila Binks Forest Development, LLC	Real estate developer	Commercial mortgage loan ($13,118 par due 12/2014)		4/1/2010	11,541	5,022	(15)
		Real estate equity interests		4/1/2010	—	—
					11,541	5,022

Cleveland East Equity, LLC	Hotel operator	Real estate equity interests		4/1/2010	1,026	2,508

As of September 30, 2011

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Commons R-3, LLC	Real estate developer	Real estate equity interests		4/1/2010	—	—
Crescent Hotels & Resorts, LLC and affiliates (7)	Hotel operator	Senior secured loan ($433 par due 6/2010)	10.00%	4/1/2010	433	444
		Senior subordinated loan ($8,891 par due 1/2012)		4/1/2010	1,475	372	(15)
		Senior subordinated loan ($12,408 par due 6/2017)		4/1/2010	2,410	650	(15)
		Senior subordinated loan ($10,967 par due 9/2012)		4/1/2010	2,051	546	(15)
		Senior subordinated loan ($261 par due 3/2013)		4/1/2010	263	24	(15)
		Senior subordinated loan ($2,236 par due 9/2011)		4/1/2010	—	—	(15)
		Preferred equity interest		4/1/2010	—	39
		Common equity interest		4/1/2010	35	—
					6,667	2,075

DI Safford, LLC	Hotel operator	Commercial mortgage loan ($5,423 par due 5/2032)		4/1/2010	2,667	2,400	(15)
Hot Light Brands, Inc. (7)	Real estate holding company	Senior secured loan ($35,239 par due 2/2011)		4/1/2010	3,945	3,770	(15)
		Common stock (93,500 shares)		4/1/2010	—	—
					3,945	3,770

MGP Park Place Equity, LLC	Office building operator	Commercial mortgage loan ($6,500 par due 5/2011)		4/1/2010	—	—	(15)
NPH, Inc.	Hotel property	Real estate equity interests		4/1/2010	5,291	7,970
					57,381	50,420		1.62%
Consumer Products - Durable
Bushnell Inc.	Sports optics manufacturer	Junior secured loan ($41,325 par due 2/2014)	6.75% (Libor + 6.50%/Q)	4/1/2010	32,367	35,126
Direct Buy Holdings, Inc. and Direct Buy Investors, LP (6)	Membership based buying club franchisor and operator	Junior secured note ($32,000 par due 2/2017)		1/21/2011	30,761	10,082	(15)
		Limited partnership interest (66,667 shares)		4/1/2010	2,594	—
		Limited partnership interest (83,333 shares)		11/30/2007	8,333	—
					41,688	10,082

					74,055	45,208		1.46%
Chemicals, Plastics and Rubber
Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($3,576 par due 11/2013)	13.00% Cash, 3.00% PIK	5/22/2006	3,576	3,576	(4)
		Senior secured loan ($9,967 par due 11/2013)	10.25% (Base Rate + 3.50%/M)	6/29/2011	9,967	9,967	(16)
		Senior secured loan ($6,639 par due 11/2013)	10.00% (Libor + 6.00%/M)	6/29/2011	6,639	6,639	(16)
		Senior secured loan ($5,207 par due 11/2013)	13.00% Cash, 3.00% PIK	5/22/2006	5,207	5,207	(2)(4)
		Senior secured loan ($8,227 par due 11/2013)	8.25% (Libor + 4.25%/M)	5/22/2006	8,227	8,227	(3)(16)
		Senior secured loan ($915 par due 11/2013)	10.25% (Base Rate + 3.50%/M)	6/29/2011	915	915	(3)(16)
		Senior secured loan ($610 par due 11/2013)	10.00% (Libor + 6.00%/M)	6/29/2011	610	610	(3)(16)
					35,141	35,141

Protective Industries, Inc.	Manufacturer of plastic protection products	Senior secured loan ($5,603 par due 5/2017)	5.75% (Libor + 4.25%/M)	5/23/2011	5,603	5,435	(16)
		Senior subordinated loan ($707 par due 5/2018)	8.00% Cash, 7.25% PIK	5/23/2011	707	707	(4)
		Preferred stock (2,379,361 shares)		5/23/2011	2,307	2,307
					8,617	8,449

As of September 30, 2011

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					43,758	43,590		1.40%
Automotive Services
Driven Brands, Inc. (6)	Automotive aftermarket car care franchisor	Senior secured loan ($3,200 par due 10/2014)	6.50% (Libor + 5.00%/M)	5/12/2010	3,131	3,200	(3)(16)
		Senior secured loan ($201 par due 10/2014)	7.00% (Base Rate + 3.75%/M)	5/12/2010	197	201	(3)(16)
		Common stock (3,772,098 shares)		4/1/2010	4,939	7,543
					8,267	10,944

Penn Detroit Diesel Allison, LLC (7)	Diesel engine manufacturer	Member interest (70,249 shares)		4/1/2010	15,993	21,601
					24,260	32,545		1.05%
Printing, Publishing and Media
EarthColor, Inc. (7)	Printing management services	Common stock (89,435 shares)		4/1/2010	—	—
LVCG Holdings LLC (7)	Commercial printer	Membership interests (56.53% interest)		10/12/2007	6,600	—
National Print Group, Inc.	Printing management services	Senior secured revolving loan ($1,141 par due 10/2012)	9.00% (Libor + 6.00%/Q)	3/2/2006	1,141	982	(16)
		Senior secured revolving loan ($1,128 par due 10/2012)	9.00% (Base Rate + 5.00%/M)	3/2/2006	1,128	970	(16)
		Senior secured loan ($7,629 par due 10/2012)	16.00% (Libor + 6.00% Cash, 5.00% PIK /Q)	3/2/2006	7,315	7,171	(3)(4)(16)
		Senior secured loan ($70 par due 10/2012)	15.00% (Base Rate + 5.00% Cash, 5.00% PIK /M)	3/2/2006	67	66	(3)(4)(16)
		Preferred stock (9,344 shares)		3/2/2006	2,000	—
					11,651	9,189

The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (21,711 shares)		9/29/2006	2,171	4,172
		Common stock (15,393 shares)		9/29/2006	3	10
					2,174	4,182

					20,425	13,371		0.43%
Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	Senior secured loan ($11,500 par due 10/2013)	4.74% (Libor + 4.50%/M)	10/11/2007	11,500	11,270	(3)
					11,500	11,270		0.36%
Housing- Building Materials
HB&G Building Products, Inc.	Synthetic and wood product manufacturer	Senior subordinated loan ($9,627 par due 3/2013)		10/8/2004	8,991	1,003	(15)
		Common stock (2,743 shares)		10/8/2004	753	—
		Warrants to purchase up to 4,464 shares of common stock		10/8/2004	653	—
					10,397	1,003

					10,397	1,003		0.03%
Oil and Gas
Geotrace Technologies, Inc.	Reservoir processing, development	Warrants to purchase up to 69,978 shares of common stock		4/1/2010	88	—
		Warrants to purchase up to 210,453 shares of preferred stock		4/1/2010	2,805	—
					2,893	—

					2,893	—		0.00%

					$4,803,420	$4,755,153		153.23%

(1)

Other than our investments listed in footnote 7 below, we do not “Control” any of our portfolio companies, as defined in the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, we would “Control” a portfolio company if we owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. All of our portfolio company investments, which as of September 30, 2011 represented 153% of the Company’s net assets or 94% of the Company’s total assets, are subject to legal restrictions on sales.

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

(6)

As defined in the Investment Company Act, we are deemed to be an “Affiliated Person” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the nine months ended September 30, 2011 in which the issuer was an Affiliated company (but not a portfolio company that we “Control”) are as follows:

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
10th Street, LLC	$—	$—	$—	$2,309	$—	$—	$—	$—	$(45)
Apple & Eve, LLC and US Juice Partners, LLC	$3,000	$2,839	$—	$2,554	$—	$—	$25	$—	$(1,114)
BB&T Capital Partners/Windsor Mezzanine Fund, LLC	$—	$2,640	$9,260	$—	$—	$—	$—	$3,902	$(3,805)
Carador, PLC	$—	$—	$9,033	$—	$—	$160	$—	$(2,989)	$3,699
Campus Management Corp. and Campus Management Acquisition Corp.	$571	$—	$—	$—	$—	$—	$—	$—	$(1,174)
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC	$—	$75	$8,763	$648	$—	$2,589	$—	$1,561	$(679)
Direct Buy Holdings, Inc. and Direct Buy Investors, LP	$38,800	$80,315	$9,946	$2,637	$—	$—	$—	$2,770	$(30,025)
Driven Brands, Inc.	$—	$237	$—	$202	$—	$—	$—	$13	$1,205
DSI Renal, Inc.	$—	$77,774	$19,684	$7,919	$—	$—	$33	$27,522	$(21,565)
The Dwyer Group	$—	$—	$11,708	$2,854	$—	$853	$—	$—	$1,266
ELC Acquisition Corp. and ELC Holdings Corporation	137,200	135,661	—	1,056		200	19	—	—
Firstlight Financial Corporation	$—	$2,988	$—	$501	$—	$—	$188	$12	$4,348
Growing Family, Inc. and GFH Holdings, LLC	$—	$34	$—	$551	$—	$—	$6	$1	$4,414
Industrial Container Services, LLC	$3,304	$8,491	$1,800	$69	$—	$—	$121	$19,880	$(13,403)
Insight Pharmaceuticals Corporation	$24,730	$56,080	$—	$3,569	$730	$—	$765	$—	$4,439
Investor Group Services, LLC	$500	$—	$—	$1	$—	$206	$5	$—	$85
Multi-Ad Services, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$13
Pillar Processing LLC and PHL Holding Co.	$—	$12,144	$—	$1,606	$—	$—	$148	$—	$(2,972)
Primis Marketing Group, Inc. and Primis Holdings, LLC	$—	$154	$14,068	$—	$—	$—	$—	$(14,068)	$14,120
Regency Healthcare Group, LLC	$—	$—	$2,007	$—	$—	$—	$—	$380	$335
Soteria Imaging Services, LLC	$—	$1,231	$—	$324	$—	$—	$—	$50	$81
VSS-Tranzact Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(4,367)
Universal Environmental Services, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
Universal Trailer Corporation	$—	$—	$7,930	$—	$—	$—	$—	$(7,930)	$7,930

(7)

As defined in the Investment Company Act, we are deemed to be an “Affiliated Person” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). In addition, as defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the nine months ended September 30, 2011 in which the issuer was both an Affiliated company and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
AGILE Fund I, LLC	$—	$7	$—	$—	$—	$4	$—	$—	$(68)
Allied Capital REIT, Inc.	$—	$115	$—	$—	$—	$—	$—	$585	$(190)
AllBridge Financial, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(506)
Aviation Properties Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
AWTP, LLC	$2,926	$—	$—	$445	$—	$—	$—	$—	$(1,225)
BenefitMall Holdings, Inc.	$—	$—	$—	$5,505	$—	$—	$375	$—	$3,421
Border Foods, Inc.	$—	$28,526	$34,818	$1,401	$—	$—	$—	$5,174	$3,601
Callidus Capital Corporation	$6,000	$—	$—	$—	$—	$—	$—	$—	$(3,448)
Ciena Capital LLC	$—	$—	$—	$2,353	$—	$—	$—	$—	$(16,663)
Citipostal, Inc.	$2,850	$2,802	$—	$5,454	$—	$—	$265	$—	$(9,654)
Coverall North America, Inc.	$—	$30,907	$—	$642	$—	$—	$75	$(7,640)	$7,624
Crescent Hotels & Resorts, LLC and affiliates	$—	$—	$—	$202	$—	$—	$—	$—	$(1,664)
EarthColor, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
HCI Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(278)
HCP Acquisition Holdings, LLC	$677	$—	$—	$—	$—	$—	$—	$—	$(1,310)
Hot Light Brands, Inc.	$—	$929	$—	$—	$—	$—	$—	$—	$70
Huddle House Inc.	$—	$—	$—	$2,323	$—	$—	$563	$—	$3,121
Industrial Air Tool, LP and affiliates	$—	$—	$13,419	$—	$—	$370	$185	$581	$(1,517)
Ivy Hill Asset Management, L.P.	$9,419	$—	$—	$—	$—	$14,286	$—	$—	$41,169
Ivy Hill Middle Market Credit Fund, Ltd.	$—	$—	$—	$3,589	$—	$—	$—	$—	$1,499
Knightsbridge CLO 2007-1 Ltd.	$—	$—	$14,852	$1,019	$—	$—	$—	$3,724	$307
Knightsbridge CLO 2008-1 Ltd.	$—	$—	$—	$2,045	$—	$—	$—	$—	$3,262
LVCG Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
Making Memories Wholesale, Inc.	$1,750	$345	$—	$23	$—	$—	$2	$—	$(5,880)
MVL Group, Inc.	$—	$—	$—	$6,431	$—	$—	$—	$—	$(505)
Orion Foods, LLC	$3,300	$220	$—	$7,828	$—	$—	$609	$—	$(9,017)
Penn Detroit Diesel Allison, LLC	$—	$4,077	$—	$—	$—	$—	$375	$1,095	$3,621
Reflexite Corporation	$—	$9,281	$27,435	$1,129	$—	$—	$39	$40,923	$(3,088)
Senior Secured Loan Fund LLC*	$239,967	$—	$—	$81,073	$20,020	$—	$9,152	$—	$(5,128)
Stag-Parkway, Inc.	$—	$—	$—	$3,270	$—	$685	$187	$—	$(1,907)
Startec Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
The Thymes, LLC	$—	$947	$—	$—	$—	$363	$—	$—	$509

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

(9)

Excepted from the definition of investment company under Section 3(c) of the Investment Company Act and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

(10)

Public company with outstanding equity with a market value in excess of $250 million and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

(11)

In the first quarter of 2011, the staff of the Securities and Exchange Commission (the “Staff”) informally communicated to certain business development companies the Staff’s belief that certain entities, which would be classified as an “investment company” under the Investment Company Act but for the exception from the definition of “investment company” set forth in

Rule 3a-7 promulgated under the Investment Company Act, could not be treated as eligible portfolio companies (as defined in Section 2(a)(46) of the Investment Company Act). Subsequently, in August 2011 the Securities and Exchange Commission issued a concept release (the “Concept Release”) which states that “[a]s a general matter, the Commission presently does not believe that Rule 3a-7 issuers are the type of small, developing and financially troubled businesses in which Congress intended BDCs primarily to invest” and requested comment on whether or not a 3a-7 issuer should be considered an “eligible portfolio company”.  Ares Capital continues to believe that the language of Section 2(a)(46) of the Investment Company Act permits a business development company to treat as “eligible portfolio companies” entities that rely on the 3a-7 exception. However, given the current uncertainty in this area (including the language in the Concept Release), Ares Capital has, solely for purposes of calculating the composition of its portfolio pursuant to Section 55(a) of the Investment Company Act, identified these entities in our schedule of investments as “non-qualifying assets” should the Staff ultimately disagree with Ares Capital’s position.

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

(15)	Loan was on non-accrual status as of September 30, 2011.

(16)	Loan includes interest rate floor feature.

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2010

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
AGILE Fund I, LLC(7)(9)	Investment partnership	Member interest (0.50% interest)		4/1/2010	$264	$217
BB&T Capital Partners/Windsor Mezzanine Fund, LLC(6)(9)	Investment company	Member interest (32.59% interest)		4/1/2010	11,900	15,704
Callidus Debt Partners CDO Fund I, Ltd.(8)(9)	Investment company	Class C notes ($18,800 par due 12/2013)		4/1/2010	2,669	1,239
		Class D notes ($9,400 par due 12/2013)		4/1/2010	—	—	(14)
					2,669	1,239
Callidus Debt Partners CLO Fund III, Ltd.(8)(9)	Investment company	Preferred shares (23,600,000 shares)	7.18%	4/1/2010	4,343	7,324
Callidus Debt Partners CLO Fund IV, Ltd.(8)(9)	Investment company	Class D notes ($3,000 par due 4/2020)	4.84% (Libor + 4.55%/Q)	4/1/2010	1,824	1,817
		Subordinated notes ($17,500 par due 4/2020)	14.92%	4/1/2010	6,935	11,720
					8,759	13,537
Callidus Debt Partners CLO Fund V, Ltd.(8)(9)	Investment company	Subordinated notes ($14,150 par due 11/2020)	23.49%	4/1/2010	8,586	11,995
Callidus Debt Partners CLO Fund VI, Ltd.(8)(9)	Investment company	Class D notes ($9,000 par due 10/2021)	6.29% (Libor + 6.00%/Q)	4/1/2010	4,039	5,538
		Subordinated notes ($25,500 par due 10/2021)	20.14%	4/1/2010	11,572	22,711
					15,611	28,249
Callidus Debt Partners CLO Fund VII, Ltd.(8)(9)	Investment company	Subordinated notes ($28,000 par due 1/2021)	11.94%	4/1/2010	10,216	17,197
Callidus MAPS CLO Fund I LLC	Investment company	Class E notes ($17,000 par due 12/2017)	5.79% (Libor + 5.5%/Q)	4/1/2010	11,863	11,535
		Subordinated notes ($47,900 par due 12/2017)	8.62%	4/1/2010	12,652	19,156
					24,515	30,691
Callidus MAPS CLO Fund II, Ltd.(8)(9)	Investment company	Class D notes ($7,700 par due 7/2022)	4.54% (Libor + 4.25%/Q)	4/1/2010	3,428	4,364
		Subordinated notes ($17,900 par due 7/2022)	18.41%	4/1/2010	8,857	13,624
					12,285	17,988
Carador PLC(6)(8)(9)(10)	Investment company	Ordinary shares (7,110,525 shares)		12/15/2006	9,033	5,333
CIC Flex, LP(9)	Investment partnership	Limited partnership units (0.94 unit)		9/7/2007	2,553	2,500
Covestia Capital Partners, LP(9)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	1,059	1,041
Dryden XVIII Leveraged Loan 2007 Limited(8)(9)	Investment company	Class B notes ($9,000 par due 10/2019)	4.79% (Libor + 4.50%/Q)	4/1/2010	3,816	4,823
		Subordinated notes ($21,164 par due 10/2019)	23.01%	4/1/2010	12,266	19,436
Dynamic India Fund IV, LLC(9)	Investment company	Member interest (5.44% interest)		4/1/2010	4,822	4,822
Fidus Mezzanine Capital, L.P.(9)	Investment partnership	Limited partnership interest (29.12% interest)		4/1/2010	9,206	7,499
Firstlight Financial Corporation(6)(9)	Investment company	Senior subordinated loan ($73,811 par due 12/2016)	1.00% PIK	12/31/2006	73,569	54,050	(4)
		Common stock (10,000 shares)		12/31/2006	10,000	—
		Common stock (30,000 shares)		12/31/2006	30,000	—
					113,569	54,050
HCI Equity, LLC(7)(8)(9)	Investment company	Member interest (100% interest)		4/1/2010	808	993
Imperial Capital Private Opportunities, LP(9)	Investment partnership	Limited partnership interest (80% interest)		5/10/2007	6,643	5,300
Ivy Hill Middle Market Credit Fund, Ltd.(7)(8)(9)	Investment company	Class B deferrable interest notes ($40,000 par due 11/2018)	6.25% (Libor + 6.00%/Q)	11/20/2007	40,000	37,200

As of December 31, 2010

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Subordinated notes ($15,351 par due 11/2018)	15.50%	11/20/2007	15,351	14,737
					55,351	51,937
Knightsbridge CLO 2007-1 Ltd.(7)(8)(9)	Investment company	Class E notes ($20,350 par due 1/2022)	9.29% (Libor + 9.00%/Q)	3/24/2010	14,852	14,545
Knightsbridge CLO 2008-1 Ltd.(7)(8)(9)	Investment company	Class C notes ($14,400 par due 6/2018)	7.80% (Libor + 7.50%/Q)	3/24/2010	14,400	14,400
		Class D notes ($9,000 par due 6/2018)	8.79% (Libor + 8.50%/Q)	3/24/2010	9,000	9,000
		Class E notes ($14,850 par due 6/2018)	5.29% (Libor + 5.00%/Q)	3/24/2010	13,596	10,488
					36,996	33,888
Kodiak Funding, LP(9)	Investment partnership	Limited partnership interest (1.52% interest)		4/1/2010	918	788
Novak Biddle Venture Partners III, L.P.(9)	Investment partnership	Limited partnership interest (2.47% interest)		4/1/2010	221	254
Pangaea CLO 2007-1 Ltd. (8)(9)	Investment company	Class D notes ($15,000 par due 1/2021)	5.04% (Libor + 4.75%/Q)	4/1/2010	9,061	8,307
Partnership Capital Growth Fund I, LP(9)	Investment partnership	Limited partnership interest (25% interest)		6/16/2006	2,370	2,393
Senior Secured Loan Fund LLC(7)(16)	Co-investment vehicle	Subordinated certificates ($548,161 par due 12/2020)	8.30% (Libor + 8.00%/Q)	10/30/2009	537,439	561,674
Trivergance Capital Partners, LP(9)	Investment partnership	Limited partnership interest (100% interest)		6/5/2008	3,162	—
VSC Investors LLC(9)	Investment company	Membership interest (4.63% interest)		1/24/2008	994	699
					924,287	924,423		30.30%

Healthcare-Services
Axium Healthcare Pharmacy, Inc.	Specialty pharmacy provider	Senior subordinated loan ($3,160 par due 3/2015)	8.00%	4/1/2010	2,915	3,002	(4)
CCS Group Holdings, LLC	Correctional facility healthcare operator	Class A units (1,000,000 units)		8/19/2010	1,000	1,000
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC(6)	Healthcare analysis services	Preferred stock (7,427 shares)		6/15/2007	8,763	8,325
		Common stock (9,679 shares)		6/15/2007	4,000	9,656
		Common stock (1,546 shares)		6/15/2007	—	1,542
					12,763	19,523
DSI Renal Inc.(6)	Dialysis provider	Senior secured loan ($9,359 par due 3/2013)	8.50% (Libor + 6.50%/M)	4/4/2006	9,284	9,359	(15)
		Senior subordinated loan ($69,009 par due 4/2014)	6.00% Cash, 10.00% PIK	4/4/2006	68,523	69,006	(4)
		Common units (19,726 units)		4/4/2006	19,684	40,687
					97,491	119,052
GG Merger Sub I, Inc.	Drug testing services	Senior secured loan ($11,330 par due 12/2014)	4.31% (Libor + 4.0%/Q)	12/14/2007	10,944	10,764	(2)
		Senior secured loan ($12,000 par due 12/2014)	4.31% (Libor + 4.0%/Q)	12/14/2007	11,586	11,400	(3)
					22,530	22,164
HCP Acquisition Holdings, LLC(7)	Healthcare compliance advisory services	Class A units (10,044,176 units)		6/26/2008	10,044	5,070
Heartland Dental Care, Inc.	Dental services	Senior subordinated loan ($27,717 par due 7/2014)	14.25%	7/31/2008	27,717	28,548
INC Research, Inc.	Pharmaceutical and biotechnology consulting services	Senior subordinated loan ($10,039 par due 9/2017)	13.50%	9/27/2010	10,039	10,039
		Common stock (1,000,000 shares)		9/27/2010	1,000	1,000
					11,039	11,039
Magnacare Holdings, Inc., Magnacare Administrative Services, LLC, and Magnacare, LLC	Healthcare professional provider	Senior secured loan ($66,169 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/15/2010	66,169	66,169	(15)
		Senior secured loan ($48,511 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/15/2010	48,511	48,511	(2)(15)
		Senior secured loan ($9,023 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/15/2010	9,023	9,023	(3)(15)
					123,703	123,703
MPBP Holdings, Inc., Cohr Holdings, Inc. and MPBP Acquisition Co., Inc.	Healthcare equipment services	Junior secured loan ($18,851 par due 1/2014)		1/31/2007	18,851	943	(14)
		Junior secured loan ($11,310 par due 1/2014)		1/31/2007	11,310	566	(3)(14)

As of December 31, 2010

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Common stock (50,000 shares)		1/31/2007	5,000	—
					35,161	1,509
MWD Acquisition Sub, Inc.	Dental services	Junior secured loan ($5,000 par due 5/2013)	6.51% (Libor + 6.25%/M)	5/3/2007	5,000	4,800	(3)
NS Merger Sub. Inc. and NS Holdings, Inc.	Healthcare technology provider	Senior subordinated loan ($579 par due 6/2017)	13.50%	6/21/2010	579	579
		Senior subordinated loan ($50,000 par due 6/2017)	13.50%	6/21/2010	50,000	50,000	(2)
		Common stock (2,500,000 shares)		6/21/2010	2,500	2,500
					53,079	53,079
OnCURE Medical Corp.	Radiation oncology care provider	Common stock (857,143 shares)		8/18/2006	3,000	2,910
Passport Health Communications, Inc., Passport Holding Corp. and Prism Holding Corp.	Healthcare technology provider	Senior secured loan ($11,287 par due 5/2014)	8.25% (Libor + 7.0%/Q)	5/9/2008	11,287	11,287	(2)(15)
		Senior secured loan ($10,419 par due 5/2014)	8.25% (Libor + 7.0%/Q)	5/9/2008	10,419	10,419	(3)(15)
		Series A preferred stock (1,594,457 shares)		7/30/2008	11,156	10,978	(4)
		Common stock (16,106 shares)		7/30/2008	100	—
					32,962	32,684
PG Mergersub, Inc.	Provider of patient surveys, management reports and national databases for integrated healthcare delivery system	Senior secured loan ($1,100 par due 11/3/2015)	6.75% (Libor + 5.0%/Q)	11/3/2010	1,098	1,100	(15)
		Senior secured loan ($9,200 par due 11/3/2015)	6.75% (Libor + 5.0%/Q)	11/3/2010	9,171	9,200	(3)(15)
		Senior subordinated loan ($4,000 par due 3/2016)	12.50%	3/12/2008	3,948	4,000
		Preferred stock (333 shares)		3/12/2008	125	9
		Common stock (16,667 shares)		3/12/2008	167	471
					14,509	14,780
Reed Group, Ltd.	Medical disability management services provider	Senior secured loan ($10,755 par due 12/2013)		4/1/2010	9,129	9,142	(14)
		Senior secured revolving loan ($1,250 par due 12/2013)		4/1/2010	1,097	1,063	(14)
		Senior subordinated loan ($19,625 par due 12/2013)		4/1/2010	15,918	10,714	(14)
		Equity interests		4/1/2010	203	—
					26,347	20,919
Regency Healthcare Group, LLC(6)	Hospice provider	Preferred member interest (1,293,960 shares)		4/1/2010	2,007	1,672
Soteria Imaging Services, LLC(6)	Outpatient medical imaging provider	Junior secured loan ($1,687 par due 11/2010)		4/1/2010	1,644	1,383	(14)
		Junior secured loan ($2,422 par due 11/2010)		4/1/2010	2,361	1,986	(14)
		Preferred member interest (1,881,234 units)		4/1/2010	—	—
					4,005	3,369
Sunquest Information Systems, Inc.	Laboratory software solutions provider	Junior secured loan ($95,000 par due 6/2017)	9.75% (Libor + 8.50%/M)	12/16/2010	95,000	95,000	(15)
		Junior secured loan ($50,000 par due 6/2017)	9.75% (Libor + 8.50%/M)	12/16/2010	50,000	50,000	(2)(15)
					145,000	145,000
U.S. Renal Care, Inc.	Dialysis provider	Senior subordinated loan ($20,235 par due 5/2017)	11.25% Cash, 2.00% PIK	5/24/2010	20,235	20,235	(4)
Univita Health Inc.	Outsourced services provider	Senior subordinated loan ($21,094 par due 12/2014)	12.00% Cash, 3.00% PIK	12/22/2009	21,094	21,094	(4)
VOTC Acquisition Corp.	Radiation oncology care provider	Senior secured loan ($7,580 par due 7/2012)	11.00% Cash, 2.00% PIK	6/30/2008	7,580	7,580	(4)
		Preferred stock (3,888,222 shares)		7/14/2008	8,748	11,624
					16,328	19,204
					687,929	674,356		22.11%
Business Services
Aviation Properties Corporation(7)	Aviation services	Common stock (100 shares)		4/1/2010	—	—

As of December 31, 2010

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
BenefitMall Holdings Inc.(7)	Employee benefits broker services	Senior subordinated loan ($40,326 par due 6/2014)	18.00%	4/1/2010	40,326	40,326
		Common stock (39,274,290 shares)		4/1/2010	53,510	50,450
		Warrants		4/1/2010	—	—
					93,836	90,776
Booz Allen Hamilton, Inc.	Strategy and technology consulting services	Senior secured loan ($733 par due 7/2015)	7.50% (Libor + 4.50%/M)	7/31/2008	721	733	(3)(15)
		Senior subordinated loan ($101 par due 7/2016)	13.00%	7/31/2008	90	104
		Senior subordinated loan ($5,007 par due 7/2016)	13.00%	7/31/2008	4,983	5,157	(2)
					5,794	5,994
CitiPostal Inc.(7)	Document storage and management services	Senior secured revolving loan ($691 par due 12/2013)	6.50% (Libor + 4.50%/M)	4/1/2010	691	691	(15)
		Senior secured revolving loan ($700 par due 12/2013)	6.50% (Libor + 4.50%/Q)	4/1/2010	700	700	(15)
		Senior secured revolving loan ($1,250 par due 12/2013)	6.75% (Base Rate + 3.25%/Q)	4/1/2010	1,250	1,250	(15)
		Senior secured loan ($49,333 par due 12/2013)	11.00% Cash, 2.00% PIK	4/1/2010	49,333	49,333	(2)(4)
		Senior secured loan ($482 par due 12/2013)	11.00% Cash, 2.00% PIK	4/1/2010	482	482	(4)
		Senior subordinated loan ($12,526 par due 12/2015)	16.00% PIK	4/1/2010	12,526	12,022	(4)
		Common stock (37,024 shares)		4/1/2010	—	—
					64,982	64,478
Cook Inlet Alternative Risk, LLC	Risk management services	Senior secured loan ($40,000 par due 4/2013)	8.50%	4/1/2010	25,124	26,083
		Senior secured loan ($44,346 par due 4/2013)	8.50%	4/1/2010	26,622	28,917
		Member interest (3.17%)		4/1/2010	—	—
					51,746	55,000
Coverall North America, Inc.(7)	Commercial janitorial service provider	Senior secured loan ($15,763 par due 7/2011)	12.00%	4/1/2010	15,763	15,763	(2)
		Senior secured loan ($15,864 par due 7/2011)	12.00%	4/1/2010	15,864	15,864	(2)
		Senior subordinated loan ($5,557 par due 7/2011)		4/1/2010	5,554	928	(14)
		Common stock (763,333 shares)		4/1/2010	2,999	—
					40,180	32,555
Digital Videostream, LLC	Media content supply chain services company	Senior secured loan ($256 par due 2/2012)	10.00% Cash, 1.00% PIK	4/1/2010	256	256	(4)
		Senior secured loan ($9 par due 2/2012)	10.00% Cash, 1.00% PIK	4/1/2010	9	9	(2)(4)
		Senior secured loan ($10,403 par due 2/2012)	10.00% Cash, 1.00% PIK	4/1/2010	10,345	10,403	(2)(4)
		Convertible subordinated loan ($5,538 par due 2/2016)	10.00% PIK	4/1/2010	5,978	6,025	(4)
					16,588	16,693
Diversified Collections Services, Inc.	Collections services	Senior secured loan ($6,921 par due 3/2012)	7.50% (Libor + 5.50%/Q)	4/1/2010	6,921	6,921	(3)(15)
		Senior secured loan ($79 par due 3/2012)	7.50% (Libor + 5.50%/Q)	4/1/2010	79	79	(3)(15)
		Senior secured loan ($34,000 par due 9/2012)	13.75% (Libor + 11.75%/Q)	4/1/2010	34,000	34,000	(2)(15)
		Senior secured loan ($2,000 par due 9/2012)	13.75% (Libor + 11.75%/Q)	4/1/2010	2,000	2,000	(2)(15)
		Preferred stock (14,927 shares)		5/18/2006	169	289
		Common stock (114,004 shares)		2/5/2005	295	445
		Common stock (478,816 shares)		4/1/2010	1,478	1,586
					44,942	45,320
Diversified Mercury Communications, LLC	Business media consulting services	Senior secured loan ($1,774 par due 3/2013)	8.00% (Base Rate + 4.50%/M)	4/1/2010	1,613	1,596	(15)
Impact Innovations Group, LLC(7)	IT consulting and outsourcing services	Member interest (50% interest)		4/1/2010	—	—

As of December 31, 2010

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Interactive Technology Solutions, LLC	IT services provider	Senior secured loan ($7,944 par due 6/2015)	9.50% (Libor + 6.50%/Q)	10/21/2010	7,944	7,944	(15)
		Senior secured loan ($8,900 par due 6/2015)	9.50% (Libor + 6.50%/Q)	10/21/2010	8,900	8,900	(3)(15)
					16,844	16,844
Investor Group Services, LLC(6)	Business consulting for private equity and corporate clients	Limited liability company membership interest (10.00% interest)		6/22/2006	—	564
Multi-Ad Services, Inc.(6)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	788	1,366
		Common units (1,725,280 units)		4/1/2010	—	—
					788	1,366
MVL Group, Inc.(7)	Marketing research provider	Senior secured loan ($22,772 par due 7/2012)	12.00%	4/1/2010	22,772	22,772
		Senior subordinated loan ($34,937 par due 7/2012)	12.00% Cash, 2.50% PIK	4/1/2010	33,884	34,937	(4)
		Junior subordinated loan ($144 par due 7/2012)	10.00%	4/1/2010	—	33
		Common stock (554,091 shares)		4/1/2010	—	—
		Common stock (560,716 shares)		4/1/2010	—	—
					56,656	57,742
PC Helps Support, LLC	Technology support provider	Senior secured loan ($7,153 par due 12/2013)	3.54% (Libor + 3.25%/Q)	4/1/2010	7,153	7,153	(3)
		Senior subordinated loan ($23,377 par due 12/2013)	12.76%	4/1/2010	23,377	23,377
					30,530	30,530
Pillar Processing LLC and PHL Holding Co.(6)	Mortgage services	Senior secured loan ($1,875 par due 5/2014)	14.50%	7/31/2008	1,875	1,875
		Senior secured loan ($5,500 par due 5/2014)	14.50%	7/31/2008	5,500	5,500	(2)
		Senior secured loan ($14,730 par due 11/2013)	5.80% (Libor + 5.50%/Q)	11/20/2007	14,730	14,730	(2)
		Senior secured loan ($9,194 par due 11/2013)	5.80% (Libor + 5.50%/Q)	11/20/2007	9,194	9,194	(3)
		Common stock (85 shares)		11/20/2007	3,768	5,701
					35,067	37,000
Primis Marketing Group, Inc. and Primis Holdings, LLC(6)	Database marketing services	Senior subordinated loan ($10,222 par due 2/2013)		8/24/2006	10,222	102	(14)
		Preferred units (4,000 units)		8/24/2006	3,600	—
		Common units (4,000,000 units)		8/24/2006	400	—
					14,222	102
Prommis Solutions, LLC, E-Default Services, LLC, Statewide Tax and Title Services, LLC & Statewide Publishing Services, LLC (formerly known as MR Processing Holding Corp.)	Bankruptcy and foreclosure processing services	Senior subordinated loan ($16,788 par due 2/2014)	11.50% Cash, 2.00% PIK	2/9/2007	16,788	16,788	(4)
		Senior subordinated loan ($27,032 par due 2/2014)	11.50% Cash, 2.00% PIK	2/9/2007	27,032	27,032	(2)(4)
		Preferred units (30,000 units)		4/11/2006	3,000	4,661
					46,820	48,481
Promo Works, LLC	Marketing services	Senior secured loan ($8,655 par due 12/2013)	11.00%	4/1/2010	5,105	5,438
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	257
Summit Business Media, LLC	Business media consulting services	Junior secured loan ($11,930 par due 7/2014)		8/3/2007	10,276	239	(3)(14)
Summit Energy Services, Inc.	Energy management consulting services	Common stock (38,778 shares)		4/1/2010	222	287
		Common stock (385,608 shares)		4/1/2010	2,336	2,850
					2,558	3,137
Tradesmen International, Inc.	Construction labor support	Senior subordinated loan ($20,000 par due 5/2014)	10.00%	4/1/2010	14,364	20,000
		Warrants to purchase up to 771,036 shares		4/1/2010	—	2,086
					14,364	22,086
VSS-Tranzact Holdings, LLC(6)	Management consulting services	Common membership interest (8.51% interest)		10/26/2007	10,204	6,475

As of December 31, 2010

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Venturehouse-Cibernet Investors, LLC	Financial settlement services for intercarrier wireless roaming	Equity interest		4/1/2010	—	—
		Equity interest		4/1/2010	—	—
					—	—
					563,365	542,673		17.79%
Restaurants and Food Services
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($2,010 par due 11/2012)	6.50% (Libor + 3.50%/Q)	11/27/2006	2,010	2,010	(15)
		Senior secured revolving loan ($108 par due 11/2012)	6.50% (Base Rate + 2.50%/Q)	11/27/2006	108	108	(15)
		Senior secured loan ($22,839 par due 11/2013)	12.50% (Libor + 9.50%/Q)	11/27/2006	22,845	22,839	(2)(15)
		Senior secured loan ($10,705 par due 11/2013)	12.50% (Libor + 9.50%/Q)	11/27/2006	10,705	10,705	(3)(15)
		Promissory note ($14,897 par due 11/2016)		6/1/2006	14,886	10,957	(4)
		Warrants to purchase up to 0.61 shares		6/1/2006	—	—
					50,554	46,619
Encanto Restaurants, Inc.	Restaurant owner and operator	Junior secured loan ($20,997 par due 8/2013)	11.00%	8/2/2006	20,997	19,947	(2)
		Junior secured loan ($3,999 par due 8/2013)	11.00%	8/2/2006	3,999	3,799	(3)
					24,996	23,746
Fulton Holdings Corp	Airport restaurant operator	Senior secured loan ($40,000 par due 5/2016)	12.50%	5/28/2010	40,000	40,000	(2)(12)
		Common stock (19,672 shares)		5/28/2010	1,967	2,430
					41,967	42,430
Orion Foods, LLC (fka Hot Stuff Foods, LLC)(7)	Convenience food service retailer	Senior secured loan ($34,357 par due 9/2014)	10.00% (Libor + 8.50%/Q)	4/1/2010	34,357	34,357	(15)
		Junior secured loan ($37,552 par due 9/2014)	14.00%	4/1/2010	24,881	36,085
		Preferred stock ($10,000 par due)		4/1/2010	—	—
		Class A common units (25,001 units)		4/1/2010	—	—
		Class B common units (1,122,452 units)		4/1/2010	—	—
					59,238	70,442
Huddle House, Inc.(7)	Restaurant owner and operator	Senior subordinated loan ($20,300 par due 12/2015)	12.00% Cash, 3.00% PIK	4/1/2010	20,032	16,202	(4)
		Common stock (358,428 shares)		4/1/2010	—	—
					20,032	16,202
OTG Management, Inc.	Airport restaurant operator	Junior secured loan ($12,603 par due 6/2013)	16.00% (Libor + 11.00% Cash, 2.00% PIK/M)	6/19/2008	12,603	12,603	(4)(15)
		Junior secured loan ($42,030 par due 6/2013)	18.00% (Libor + 11.00% Cash, 4.00% PIK/M)	6/19/2008	42,030	42,030	(4)(15)
		Warrants to purchase up to 100,857 shares of common stock		6/19/2008	100	4,939
		Warrants to purchase up to 9 shares of common stock		6/19/2008	—	—
					54,733	59,572
PMI Holdings, Inc.	Restaurant owner and operator	Senior secured revolving loan ($575 par due 5/2015)	10.00% (Libor + 8.00%/Q)	5/5/2010	575	575	(15)
		Senior secured loan ($9,918 par due 5/2015)	10.00% (Libor + 8.00%/M)	5/5/2010	9,918	9,918	(2)(15)
		Senior secured loan ($9,918 par due 5/2015)	10.00% (Libor + 8.00%/M)	5/5/2010	9,918	9,918	(3)(15)
		Senior secured loan ($7 par due 5/2015)	10.25% (Base Rate + 7.00%/M)	5/5/2010	7	7	(2)
		Senior secured loan ($7 par due 5/2015)	10.25% (Base Rate + 7.00%/M)	5/5/2010	7	7	(3)
					20,425	20,425
S.B. Restaurant Company	Restaurant owner and operator	Senior secured loan ($35,406 par due 7/2012)	13.00% (Libor + 11.00%/Q)	4/1/2010	26,872	33,635	(15)

As of December 31, 2010

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Preferred stock (46,690 shares)		4/1/2010	—	—
		Warrants to purchase up to 257,429 shares of common stock		4/1/2010	—	—
					26,872	33,635
Vistar Corporation and Wellspring Distribution Corp.	Food service distributor	Senior subordinated loan ($31,625 par due 5/2015)	13.50%	5/23/2008	31,625	31,625
		Senior subordinated loan ($30,000 par due 5/2015)	13.50%	5/23/2008	30,000	30,000	(2)
		Class A non-voting common stock (1,366,120 shares)		5/3/2008	7,500	5,287
					69,125	66,912
					367,942	379,983		12.46%
Financial Services
AllBridge Financial, LLC(7)	Asset management services	Equity interests		4/1/2010	11,395	13,112
Callidus Capital Corporation(7)	Asset management services	Common stock (100 shares)		4/1/2010	—	246
Ciena Capital LLC(7)	Real estate and small business loan servicer	Senior secured loan ($14,000 par due 12/2013)	6.00%	11/23/2010	14,000	14,000
		Senior secured loan ($2,000 par due 12/2015)	12.00%	11/29/2010	2,000	2,000
		Senior secured loan ($20,000 par due 12/2015)	12.00%	11/29/2010	20,000	20,000
		Senior secured loan ($10,000 par due 12/2015)	12.00%	11/29/2010	10,000	10,000
		Equity interests		11/29/2010	53,374	47,063
					99,374	93,063
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($6,000 par due 6/2015)	15.00%	4/1/2010	6,000	6,000
		Senior subordinated loan ($4,000 par due 6/2015)	15.00%	4/1/2010	4,000	4,000
		Senior subordinated loan ($9,500 par due 6/2015)	15.00%	4/1/2010	9,500	9,500
					19,500	19,500
Compass Group Diversified Holdings, LLC(10)	Middle market business manager	Senior secured revolving loan ($735 par due 12/2012)	2.76% (Libor + 2.50%/M)	4/1/2010	735	735
		Senior secured revolving loan ($882 par due 12/2012)	2.76% (L ibor + 2.50%/M)	4/1/2010	882	882
					1,617	1,617
Financial Pacific Company(7)	Commercial finance leasing	Preferred stock (6,500 shares)	8.00% PIK	10/13/2010	6,500	6,543
		Common stock (650,000 shares)		10/13/2010	—	—
					6,500	6,543
Imperial Capital Group, LLC(6)	Investment services	Common units (2,526 units)		5/10/2007	3	4,735
		Common units (315 units)		5/10/2007	—	590
		Common units (7,710 units)		5/10/2007	14,997	14,453
					15,000	19,778
Ivy Hill Asset Management, L.P.(7)	Asset management services	Member interest (100% interest)		6/15/2009	103,458	136,235
					256,844	290,094		9.51%
Consumer Products—Non-durable
Augusta Sportswear, Inc.	Manufacturer of athletic apparel	Senior secured loan ($6,556 par due 7/2015)	8.50% (Libor + 7.50%/Q)	9/3/2010	6,556	6,556	(2)(15)
		Senior secured loan ($9,353 par due 7/2015)	8.50% (Libor + 7.50%/Q)	9/3/2010	9,353	9,353	(3)(15)
					15,909	15,909
Gilchrist & Soames, Inc.	Personal care manufacturer	Senior subordinated loan ($22,902 par due 10/2013)	13.44%	4/1/2010	22,128	22,902
Insight Pharmaceuticals Corporation(6)	OTC drug products manufacturer	Senior subordinated loan ($50,255 par due 9/2012)	13.00% Cash, 2.00% PIK	4/1/2010	50,255	50,255	(2)(4)(15)
		Senior subordinated loan ($5,298 par due 9/2012)	13.00% Cash, 2.00% PIK	4/1/2010	5,298	5,298	(4)(15)
		Common stock (155,000 shares)		4/1/2010	12,070	13,432
					67,623	68,985

As of December 31, 2010

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Making Memories Wholesale, Inc.(7)	Scrapbooking branded products manufacturer	Senior secured revolving loan ($250 par due 8/2014)	10.00% (Libor + 6.50%/Q)	8/21/2009	250	250	(15)
		Senior secured revolving loan ($250 par due 8/2014)	10.00% (Libor + 6.50%/Q)	8/21/2009	250	250	(15)
		Senior secured loan ($9,388 par due 8/2014)		8/21/2009	7,433	6,048	(14)(15)
		Senior secured loan ($5,129 par due 8/2014)		8/21/2009	3,979	—	(14)
		Common stock (100 shares)		8/21/2009	—	—
					11,912	6,548
The Step2 Company, LLC	Toy manufacturer	Senior secured loan ($27,000 par due 4/2015)	10.00%	4/1/2010	25,557	27,000	(4)
		Senior subordinated loan ($30,000 par due 4/2015)	15.00%	4/1/2010	28,396	30,000	(4)
		Common units (1,114,343 units)		4/1/2010	24	1,010
		Warrants to purchase up to 3,157,895 shares		4/1/2010	—	—
					53,977	58,010
The Thymes, LLC(7)	Cosmetic products manufacturer	Preferred units (6,283 units)	8.00% PIK	6/21/2007	6,784	6,902	(4)
		Common units (5,400 units)		6/21/2007	—	—
					6,784	6,902
Woodstream Corporation	Pet products manufacturer	Senior subordinated loan ($4,743 par due 2/2015)	12.00%	1/22/2010	4,772	4,505
		Senior subordinated loan ($50,257 par due 2/2015)	12.00%	1/22/2010	43,287	47,745
		Common stock (4,254 shares)		1/22/2010	1,222	2,194
					49,281	54,444
					227,614	233,700		7.66%
Education
Campus Management Corp. and Campus Management Acquisition Corp.(6)	Education software developer	Preferred stock (465,509 shares)		2/8/2008	9,949	13,834
Community Education Centers, Inc.	Offender re-entry and in-prison treatment services provider	Senior secured loan ($20,000 par due 12/2014)	6.25% (Libor + 5.25%/M)	12/10/2010	20,000	20,000	(15)
		Junior secured loan ($9,231 par due 12/2015)	15.28% (Libor + 15.00%/M)	12/10/2010	9,231	9,231
		Junior secured loan ($30,769 par due 12/2015)	15.30% (Libor + 15.00%/M)	12/10/2010	30,769	30,769
		Warrants to purchase up to 578,407 shares		12/13/2010	—	1,009
					60,000	61,009
eInstruction Corporation	Developer, manufacturer and retailer of educational products	Senior subordinated loan ($23,270 par due 1/2015)	16.00% PIK	4/1/2010	21,290	22,106	(4)
		Junior secured loan ($17,000 par due 7/2014)	7.80% (Libor + 7.50%/Q)	4/1/2010	14,881	14,960
		Common stock (2,406 shares)		4/1/2010	926	1,326
					37,097	38,392
ELC Acquisition Corporation	Developer, manufacturer and retailer of educational products	Senior secured loan ($160 par due 11/2012)	3.51% (Libor + 3.25%/M)	11/30/2006	160	160	(3)
		Junior secured loan ($8,333 par due 11/2013)	7.26% (Libor + 7.00%/M)	11/30/2006	8,333	8,333	(3)
					8,493	8,493
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	Series B preferred stock (1,401,385 shares)		8/5/2010	4,004	4,244
		Series B preferred stock (348,615 shares)		8/5/2010	996	1,056
		Series C preferred stock (1,994,644 shares)		6/7/2010	547	2,586
		Series C preferred stock (517,942 shares)		6/7/2010	142	672
		Common stock (16 shares)		6/7/2010	—	—
		Common stock (4 shares)		6/7/2010	—	—
					5,689	8,558
JTC Education Holdings, Inc.	Postsecondary school operator	Senior secured loan ($19,997 par due 12/2014)	12.50% (Libor + 9.50%/M)	12/31/2009	19,997	19,997	(15)
		Senior secured loan ($10,863 par due 12/2014)	12.50% (Libor + 9.50%/M)	12/31/2009	10,863	10,863	(3)(15)
					30,860	30,860

As of December 31, 2010

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
R3 Education, Inc. (formerly known as Equinox EIC Partners, LLC and MUA Management Company) and EIC Acquisitions Corp.(8)	Medical school operator	Senior secured loan ($6,275 par due 4/2013)	9.00% (Libor + 6.00%/Q)	4/3/2007	6,275	9,652	(3)(15)
		Senior secured loan ($10,113 par due 4/2013)	9.00% (Libor + 6.00%/Q)	9/21/2007	10,113	15,555	(15)
		Senior secured loan ($4,000 par due 4/2013)	9.00% (Libor + 6.00%/Q)	9/21/2007	4,000	6,153	(3)(15)
		Senior secured loan ($5,727 par due 4/2013)	13.00% PIK	12/8/2009	2,335	8,809	(4)
		Preferred stock (800 shares)		7/30/2008	200	100
		Preferred stock (8,000 shares)		7/30/2008	2,000	1,000
		Common membership interest (26.27% interest)		9/21/2007	15,800	20,734
		Warrants to purchase up to 27,890 shares		12/8/2009	—	—
					40,723	62,003
					192,811	223,149		7.32%
Manufacturing
Component Hardware Group, Inc.	Commercial equipment manufacturer	Senior secured loan ($3,014 par due 12/2014)	7.00% Cash, 3.00% PIK	8/4/2010	3,014	3,014	(4)
		Senior subordinated loan ($10,078 par due 12/2014)	7.50% Cash, 5.00% PIK	4/1/2010	5,775	10,078	(4)
		Warrants to purchase up to 1,462,500 shares of common stock		8/4/2010	—	1,240
					8,789	14,332
Industrial Air Tool, LP and Affiliates d/b/a Industrial Air Tool(7)	Industrial products	Class B common units (37,125 units)		4/1/2010	6,000	14,787
		Member interest (375 units)		4/1/2010	7,419	149
					13,419	14,936
NetShape Technologies, Inc.	Metal precision engineered components manufacturer	Senior secured revolving loan ($972 par due 2/2013)	4.06% (Libor + 3.75%/M)	4/1/2010	521	602
		Common units (1,000 units)		1/30/2007	1,000	—
					1,521	602
Reflexite Corporation(7)	Developer and manufacturer of high-visibility reflective products	Senior subordinated loan ($3,282 par due 11/2014)	20.00% (Base Rate + 12.25% Cash, 7.50% PIK/Q)	2/26/2008	3,282	3,282	(4)(15)
		Senior subordinated loan ($5,999 par due 11/2014)	20.00% (Base Rate + 12.25% Cash, 7.50% PIK/Q)	2/26/2008	5,999	5,999	(3)(4)(15)
		Common stock (1,821,860 shares)		3/28/2006	27,435	30,523
					36,716	39,804
STS Operating, Inc.	Hydraulic systems equipment and supplies provider	Senior subordinated loan ($30,386 par due 1/2013)	11.00%	4/1/2010	29,461	30,386	(2)
Bundy Refrigeration International Holding B.V. (aka Tyde Group Worldwide)(8)	Refrigeration and cooling systems parts manufacturer	Senior secured loan ($9,010 par due 4/2012)	13.13% (Base Rate + 9.88%/Q)	12/15/2010	9,010	9,010
		Senior secured loan ($15,592 par due 4/2012)	15.38% (Base Rate + 12.13%/Q)	12/15/2010	15,592	15,592
					24,602	24,602
UL Holding Co., LLC	Petroleum product manufacturer	Senior secured loan ($5,000 par due 12/2012)	15.00%	8/13/2010	5,000	5,000
		Junior secured loan ($2,108 par due 12/2012)	9.66% (Libor + 9.38%/Q)	12/21/2007	2,108	2,108
		Junior secured loan ($839 par due 12/2012)	9.66% (Libor + 9.38%/Q)	12/21/2007	839	839	(3)
		Junior secured loan ($2,119 par due 12/2012)	14.50%	12/21/2007	2,119	2,119
		Junior secured loan ($844 par due 12/2012)	14.50%	12/21/2007	844	844	(3)
		Junior secured loan ($10,809 par due 12/2012)	9.66% (Libor + 9.38%/Q)	12/21/2007	10,809	10,809	(3)

As of December 31, 2010

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Junior secured loan ($2,963 par due 12/2012)	14.50%	12/21/2007	2,963	2,963	(2)
		Junior secured loan ($988 par due 12/2012)	14.50%	12/21/2007	988	988	(3)
		Common units (50,000 units)		4/25/2008	500	97
		Common units (207,843 units)		4/25/2008	—	403
					26,170	26,170
Universal Trailer Corporation(6)	Livestock and specialty trailer manufacturer	Common stock (74,920 shares)		10/8/2004	7,930	—
					148,608	150,832		4.94%
Services-Other
The Dwyer Group	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($27,100 par due 12/2016)	14.50%	12/22/2010	27,100	27,100
		Series A preferred units (15,000,000 units)	8.00% PIK	12/22/2010	15,000	15,000
					42,100	42,100
Growing Family, Inc. and GFH Holdings, LLC(6)	Photography services	Senior secured revolving loan ($182 par due 8/2011)	9.00% (Base Rate + 1.75% Cash, 4.00% PIK/M)	3/16/2007	178	80	(4)(15)
		Senior secured revolving loan ($2,252 par due 8/2011)	9.00% (Base Rate + 1.75% Cash, 4.00% PIK/M)	3/16/2007	2,207	991	(4)(15)
		Senior secured loan ($524 par due 3/2013)	9.00% (Base Rate + 1.75% Cash, 4.00% PIK/M)	3/16/2007	514	230	(4)(15)
		Senior secured loan ($6,498 par due 3/2013)	9.00% (Base Rate + 1.75% Cash, 4.00% PIK/M)	3/16/2007	6,378	2,859	(4)(15)
		Preferred stock (8,750 shares)		3/16/2007	—	—
		Common stock (552,430 shares)		3/16/2007	872	—
		Warrants to purchase up to 11,313,678 Class B units		3/16/2007	—	—
					10,149	4,160
PODS Funding Corp.	Storage and warehousing	Senior subordinated loan ($25,125 par due 6/2015)	15.00%	12/23/2009	25,125	25,125
		Senior subordinated loan ($7,582 par due 12/2015)	16.64% PIK	12/23/2009	6,290	7,430	(4)
					31,415	32,555
United Road Towing, Inc.	Towing company	Junior secured loan ($18,840 par due 1/2014)	14.75% (Libor + 11.25% Cash, 1.00% PIK/Q)	4/1/2010	18,606	18,840	(4)(15)
		Warrants to purchase up to 607 shares		4/1/2010	—	4
					18,606	18,844
Web Services Company, LLC	Laundry service and equipment provider	Senior secured loan ($4,888 par due 8/2014)	7.00% (Base Rate + 3.75%/Q)	6/15/2009	4,718	4,888	(3)
		Senior subordinated loan ($13,563 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	13,563	13,563	(4)
		Senior subordinated loan ($26,462 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	26,462	26,462	(2)(4)
					44,743	44,913
					147,013	142,572		4.67%

Consumer Products—Durable
Bushnell Inc.	Sports optics manufacturer	Senior subordinated loan ($41,325 par due 2/2014)	6.80% (Libor + 6.50%/Q)	4/1/2010	30,708	30,994
Carlisle Wide Plank Floors, Inc.	Hardwood floor manufacturer	Senior secured loan ($1,545 par due 6/2011)		4/1/2010	1,449	773	(4)(14)
		Common stock (345,056 shares)		4/1/2010	—	—
					1,449	773
Direct Buy Holdings, Inc. and Direct Buy Investors, LP(6)	Membership based buying club franchisor and operator	Senior secured loan ($1,897 par due 11/2012)	8.25% (Base Rate + 5.00%/Q)	12/14/2007	1,858	1,897	(2)(15)
		Senior subordinated loan ($81,634 par due 5/2013)	12.00% Cash, 4.00% PIK	4/1/2010	77,892	81,634	(4)
		Limited partnership interest (80,000 shares)		4/1/2010	3,112	3,414

As of December 31, 2010

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Partnership interests (100,000 shares)		11/30/2007	10,000	4,347
					92,862	91,292
					125,019	123,059		4.03%
Telecommunications
American Broadband Communications, LLC and American Broadband Holding Company	Broadband communication services	Senior secured loan ($5,530 par due 9/2013)	7.50% (Libor + 5.50%/Q)	9/1/2010	5,861	5,530	(15)
		Senior secured loan ($17,775 par due 9/2013)	7.50% (Libor + 5.50%/Q)	9/1/2010	16,924	17,775	(2)(15)
		Senior secured loan ($9,283 par due 9/2013)	7.50% (Libor + 5.50%/Q)	9/1/2010	9,283	9,283	(3)(15)
		Senior subordinated loan ($30,594 par due 11/2014)	12.00% Cash, 4.00% PIK	9/1/2010	30,594	30,594	(4)
		Senior subordinated loan ($32,768 par due 11/2014)	12.00% Cash, 4.00% PIK	2/8/2008	32,768	32,768	(2)(4)
		Senior subordinated loan ($10,321 par due 11/2014)	12.00% Cash, 4.00% PIK	11/7/2007	10,321	10,321	(4)
		Warrants to purchase up to 200 shares		11/7/2007	—	3,915
		Warrants to purchase up to 208 shares		9/1/2010	—	—
					105,751	110,186
Startec Equity, LLC(7)	Communication services	Member interest		4/1/2010	—	—
					105,751	110,186		3.61%
Food and Beverage
Apple & Eve, LLC and US Juice Partners, LLC(6)	Juice manufacturer	Senior secured revolving loan ($1,200 par due 10/1/2013)	12.00% (Base Rate + 8.00%/Q)	10/5/2007	1,200	1,200	(15)
		Senior secured loan ($14,162 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	14,162	14,162	(15)
		Senior secured loan ($14,900 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	14,900	14,900	(3)(15)
		Senior units (50,000 units)		10/5/2007	5,000	5,036
					35,262	35,298
Border Foods, Inc.(7)	Green chile and jalapeno products manufacturer	Senior secured loan ($28,526 par due 3/2012)	13.50%	4/1/2010	28,526	28,526
		Preferred stock (100,000 shares)		4/1/2010	21,346	22,801
		Common stock (148,838 shares)		4/1/2010	13,472	4,809
		Common stock (87,707 shares)		4/1/2010	—	2,834
		Common stock (23,922 shares)		4/1/2010	—	773
					63,344	59,743
Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated loan ($6,673 par due 2/2013)	13.00% PIK	2/6/2008	6,673	6,673	(4)
		Preferred stock (6,258 shares)		9/1/2006	2,500	1,650
					9,173	8,323
Distant Lands Trading Co.	Coffee manufacturer	Common stock (1,294 shares)		4/1/2010	980	1,048
		Common stock (2,157 shares)		4/1/2010	—	—
					980	1,048
Ideal Snacks Corporation	Snacks manufacturer	Senior secured revolving loan ($1,084 par due 6/2011)	8.50% (Base Rate + 4.00%/M)	4/1/2010	1,084	922	(15)
					109,843	105,334		3.45%
Retail
Apogee Retail, LLC	For-profit thrift retailer	Senior secured revolving loan ($780 par due 3/2012)	7.25% (Base Rate + 4.00%/Q)	3/27/2007	780	765
		Senior secured loan ($11,523 par due 9/2012)	12.00% Cash, 4.00% PIK	5/28/2008	11,523	11,523	(4)
		Senior secured loan ($2,939 par due 3/2012)	5.51% (Libor + 5.25%/M)	3/27/2007	2,939	2,880	(2)
		Senior secured loan ($3,420 par due 9/2012)	12.00% Cash, 4.00% PIK	5/28/2008	3,420	3,420	(4)
		Senior secured loan ($25,841 par due 3/2012)	5.51% (Libor + 5.25%/M)	3/27/2007	25,841	25,324	(2)
		Senior secured loan ($11,307 par due 3/2012)	5.51% (Libor + 5.25%/M)	3/27/2007	11,307	11,081	(3)
					55,810	54,993
Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Common stock (1,170,182 shares)		8/8/2006	4,500	7,238

As of December 31, 2010

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($2,413 par due 9/2012)	6.50% (Base Rate + 1.25% Cash, 1.00% PIK/M)	9/28/2006	2,409	2,364	(3)(4)(15)
		Senior secured loan ($28,122 par due 9/2012)	6.50% (Base Rate + 1.25% Cash, 1.00% PIK/M)	9/28/2006	28,089	27,560	(4)(15)
		Senior secured loan ($7,110 par due 9/2012)	6.50% (Base Rate + 1.25% Cash, 1.00% PIK/M)	9/28/2006	7,188	6,968	(3)(4)(15)
		Preferred stock (73 shares)		3/19/2009	—	1,939
		Preferred stock (80 shares)		9/28/2006	1,800	2,121
		Common stock (800 shares)		9/28/2006	200	—
		Warrants to purchase up to 859 shares of preferred stock		3/19/2009	—	—
					39,686	40,952
					99,996	103,183		3.38%

Commercial Real Estate Finance
10th Street, LLC(6)	Real estate holding company	Senior subordinated loan ($23,247 par due 11/2014)	8.93% Cash, 4.07% PIK	4/1/2010	23,247	23,247	(4)
		Member interest (10.00% interest)		4/1/2010	594	578
		Option (25,000 units)		4/1/2010	25	25
					23,866	23,850
Allied Capital REIT, Inc.(7)	Real estate investment trust	Real estate equity interests		4/1/2010	50	35
		Real estate equity interests		4/1/2010	115	699
					165	734
American Commercial Coatings, Inc.	Real estate property	Commercial mortgage loan ($2,000 par due 12/2025)		4/1/2010	1,927	1,875	(14)
Aquila Binks Forest Development, LLC	Real estate developer	Commercial mortgage loan ($12,870 par due 6/2011)		4/1/2010	11,293	4,812	(14)
		Real estate equity interest		4/1/2010
					11,293	4,812
Cleveland East Equity, LLC	Hotel operator	Real estate equity interest (2,522,748 shares)		4/1/2010	1,026	2,051
Commons R-3, LLC	Real estate developer	Real estate equity interest		4/1/2010	—	—
Crescent Hotels & Resorts, LLC and affiliates(7)	Hotel operator	Senior subordinated loan ($433 par due 6/2010)		4/1/2010	433	444	(14)
		Senior subordinated loan ($4,124 par due 1/2012)		4/1/2010	1,475	—	(14)
		Senior subordinated loan ($4,348 par due 6/2017)		4/1/2010	1,482	1,288	(14)
		Senior subordinated loan ($2,722 par due 6/2017)		4/1/2010	928	1,963	(14)
		Senior subordinated loan ($5,974 par due 9/2012)		4/1/2010	2,051	—	(14)
		Senior subordinated loan ($263 par due 3/2013)		4/1/2010	263	—	(14)
		Senior subordinated loan ($2,112 par due 9/2011)		4/1/2010	—	—	(14)
		Senior subordinated loan ($3,078 par due 1/2012)		4/1/2010	—	—	(14)
		Senior subordinated loan ($2,926 par due 6/2017)		4/1/2010	—	—	(14)
		Senior subordinated loan ($2,050 par due 6/2017)		4/1/2010	—	—	(14)
		Senior subordinated loan ($4,826 par due 9/2012)		4/1/2010	—	—	(14)
		Preferred equity interest		4/1/2010	—	—
		Preferred equity interest		4/1/2010	—	43
		Common equity interest		4/1/2010	35	—
		Member interests		4/1/2010	—	—
					6,667	3,738
DI Safford, LLC	Hotel operator	Commercial mortgage loan ($5,311 par due 5/2032)		4/1/2010	2,757	2,750	(14)
Holiday Inn West Chester	Hotel property	Real estate owned		4/1/2010	3,513	3,330
Hot Light Brands, Inc.(7)	Real estate holding company	Senior secured loan ($27,393 par due 2/2011)		4/1/2010	4,875	4,629	(14)
		Common stock (93,500 shares)		4/1/2010	—	—
					4,875	4,629
MGP Park Place Equity, LLC	Office building operator	Commercial mortgage loan ($6,170 par due 5/2011)		4/1/2010	320	163	(14)
NPH, Inc.	Hotel property	Real estate equity interest		4/1/2010	5,291	6,907

As of December 31, 2010

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Van Ness Hotel, Inc.	Hotel operator	Commercial mortgage loan ($3,750 par due 8/2013)		4/1/2010	1,027	—	(14)
		Commercial mortgage loan ($13,702 par due 12/2011)	5.50%	4/1/2010	13,702	11,291
		Real estate equity interests		4/1/2010	—	—
					14,729	11,291
					76,429	66,130		2.17%

Wholesale Distribution
BECO Holding Company, Inc.	Wholesale distributor of first response fire protection equipment and related parts	Common stock (25,000 shares)		7/30/2010	2,500	2,500
Stag-Parkway, Inc.(7)	Automotive aftermarket components supplier	Senior secured loan ($34,500 par due 12/2014)	12.50% (Libor + 11.00%/Q)	9/30/2010	34,500	34,500	(15)
		Preferred stock (4,200 shares)	16.50%	9/30/2010	2,328	4,200
		Common stock (10,200 shares)		9/30/2010	—	13,987
					36,828	52,687
					39,328	55,187		1.81%

Computers and Electronics
Network Hardware Resale, Inc.	Networking equipment resale provider	Senior subordinated loan ($12,343 par due 12/2011)	12.00% (Base Rate + 6.00%/A)	4/1/2010	12,343	12,343	(2)(15)
		Convertible junior subordinated loan ($17,518 par due 12/2015)	9.75% PIK	4/1/2010	17,680	21,039	(4)
					30,023	33,382
TZ Merger Sub, Inc.	Healthcare enterprise software developer	Senior secured loan ($4,678 par due 8/2015)	6.75% (Base Rate + 3.50%/Q)	6/15/2009	4,597	4,678	(3)
					34,620	38,060		1.25%
Environmental Services
AWTP, LLC	Water treatment services	Junior secured loan ($4,755 par due 12/2012)		12/21/2005	4,755	1,517	(14)
		Junior secured loan ($2,086 par due 12/2012)		12/21/2005	2,086	666	(3)(14)
		Junior secured loan ($4,755 par due 12/2012)		12/21/2005	4,755	1,517	(14)
		Junior secured loan ($2,086 par due 12/2012)		12/21/2005	2,086	666	(3)(14)
					13,682	4,366
Mactec, Inc.	Engineering and environmental services	Class B-4 stock (16 shares)		11/3/2004	—	—
		Class C stock (5,556 shares)		11/3/2004	—	162
					—	162
Sigma International Group, Inc.(8)	Water treatment parts manufacturer	Junior secured loan ($1,833 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	1,833	1,283	(15)
		Junior secured loan ($917 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	917	642	(15)
		Junior secured loan ($2,778 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	2,778	1,944	(15)
		Junior secured loan ($4,000 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	4,000	2,800	(3)(15)
		Junior secured loan ($2,000 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	2,000	1,400	(3)(15)
		Junior secured loan ($6,060 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	6,060	4,242	(3)(15)
					17,588	12,311
Universal Environmental Services, LLC	Hydrocarbon recycling and related waste management services and products	Preferred member interest (15.00% interest)		4/1/2010	—	—
		Preferred member interest (850,242 shares)		4/1/2010	—	—
		Preferred member interest (7,099 shares)		4/1/2010	—	—
		Preferred member interest (763,889 shares)		4/1/2010	—	—
					—	—
Waste Pro USA, Inc	Waste management services	Preferred Class A Common Equity (611,615 shares)		11/9/2006	12,263	16,861

As of December 31, 2010

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Wastequip, Inc.(6)	Waste management equipment manufacturer	Senior subordinated loan ($12,669 par due 2/2015)		2/5/2007	12,581	760	(14)
		Common stock (13,889 shares)		2/2/2007	1,389	—
					13,970	760
					57,503	34,460		1.13%

Automotive Services
Driven Brands, Inc.(6)	Automotive aftermarket car care franchisor	Senior secured loan ($3,200 par due 10/2014)	6.50% (Libor + 5.00%/M)	5/12/2010	3,116	3,200	(3)(15)
		Senior secured loan ($520 par due 10/2014)	6.50% (Libor + 5.00%/M)	4/1/2010	506	520	(3)(15)
		Senior secured loan ($213 par due 10/2014)	7.00% (Base Rate + 3.75%/M)	4/1/2010	207	213	(3)
		Common stock (3,772,098 shares)		4/1/2010	4,939	6,308
					8,768	10,241
Penn Detroit Diesel Allison, LLC(7)	Diesel engine manufacturer	Member interest (70,249 shares)		4/1/2010	20,069	22,057
					28,837	32,298		1.06%
Chemicals, Plastics and Rubber
Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($375 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/22/2006	375	375	(15)
		Senior secured loan ($5,801 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/22/2006	5,801	5,801	(15)
		Senior secured loan ($536 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/22/2006	536	536	(3)(15)
		Senior secured loan ($8,296 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/22/2006	8,296	8,296	(3)(15)
		Senior secured loan ($3,806 par due 5/2011)	10.00% (Libor + 6.00%/M)	5/22/2006	3,806	3,806	(15)
		Senior secured loan ($1,579 par due 5/2011)	10.00% (Libor + 6.00%/M)	5/22/2006	1,579	1,579	(3)(15)
		Senior secured loan ($3,558 par due 5/2011)	13.00% Cash, 3.00% PIK	5/22/2006	3,558	3,558	(4)
		Senior secured loan ($5,089 par due 5/2011)	13.00% Cash, 3.00% PIK	5/22/2006	5,089	5,089	(2)(4)
					29,040	29,040		0.95%
Containers and Packaging
Industrial Container Services, LLC(6)	Industrial container manufacturer, reconditioner and servicer	Senior secured loan ($1,033 par due 9/2011)	5.75% (Base Rate + 2.50%/Q)	9/30/2005	1,033	1,033
		Senior secured loan ($20 par due 9/2011)	4.26% (Libor + 4.00%/Q)	6/21/2006	20	20	(2)
		Senior secured loan ($101 par due 9/2011)	4.26% (Libor + 4.00%/Q)	6/21/2006	101	101	(2)
		Senior secured loan ($308 par due 9/2011)	4.26% (Libor + 4.00%/Q)	6/21/2006	308	308	(3)
		Senior secured loan ($1,539 par due 9/2011)	4.26% (Libor + 4.00%/Q)	6/21/2006	1,539	1,539	(3)
		Senior secured loan ($107 par due 9/2011)	4.26% (Libor + 4.00%/Q)	6/21/2006	107	107	(2)
		Senior secured loan ($1,642 par due 9/2011)	4.26% (Libor + 4.00%/Q)	6/21/2006	1,642	1,642	(3)
		Senior secured loan ($27 par due 9/2011)	5.75% (Base Rate + 2.50%/Q)	6/21/2006	27	27	(2)
		Senior secured loan ($410 par due 9/2011)	5.75% (Base Rate + 2.50%/Q)	6/21/2006	410	410	(3)
		Common units (1,800,000 units)		9/29/2005	1,800	15,203
					6,987	20,390
					6,987	20,390		0.67%
Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	Senior secured loan ($7,250 par due 10/2013)	4.76% (Libor + 4.50%/M)	10/11/2007	7,250	6,453	(2)(13)
		Senior secured loan ($11,500 par due 10/2013)	4.76% (Libor + 4.50%/M)	10/11/2007	11,500	10,235	(3)(13)
					18,750	16,688
					18,750	16,688		0.55%

As of December 31, 2010

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Printing, Publishing and Media
EarthColor, Inc.(7)	Printing management services	Common stock (89,435 shares)		4/1/2010	—	—
LVCG Holdings LLC(7)	Commercial printer	Membership interests (56.53% interest)		10/12/2007	6,600	—
National Print Group, Inc.	Printing management services	Senior secured revolving loan ($1,141 par due 10/2012)	9.00% (Libor + 6.00%/Q)	3/2/2006	1,141	965	(15)
		Senior secured revolving loan ($1,250 par due 10/2012)	9.00% (Base Rate + 5.00%/Q)	3/2/2006	1,250	1,057	(15)
		Senior secured loan ($7,685 par due 10/2012)	14.00% (Libor + 6.00% Cash, 5.00% PIK/Q)	3/2/2006	7,359	7,091	(3)(4)(15)
		Senior secured loan ($187 par due 10/2012)	14.00% (Base Rate + 5.00% Cash, 5.00% PIK/Q)	3/2/2006	179	173	(3)(4)(15)
		Preferred stock (9,344 shares)		3/2/2006	2,000	—
					11,929	9,286
The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (29,969 shares)		9/29/2006	2,997	3,851
		Common stock (15,393 shares)		9/29/2006	3	4
					3,000	3,855
					21,529	13,141		0.43%
Aerospace and Defense
AP Global Holdings, Inc.	Safety and security equipment manufacturer	Senior secured loan ($6,274 par due 10/2013)	4.02% (Libor + 3.75%/M)	11/18/2007	6,243	6,274	(3)
Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00%	1/17/2008	87	87
		Common stock (1,885,195 shares)		1/17/2008	2,291	1,968
					2,378	2,055
					8,621	8,329		0.27%
Oil and Gas
Geotrace Technologies, Inc.	Reservoir processing, development	Warrants to purchase up to 43,356 shares of common stock		4/1/2010	54	—
		Warrants to purchase up to 26,622 shares of common stock		4/1/2010	33	—
		Warrants to purchase up to 80,063 shares of preferred stock		4/1/2010	1,738	207
		Warrants to purchase up to 130,390 shares of preferred stock		4/1/2010	1,067	337
					2,892	544
					2,892	544		0.02%

Housing—Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,956 par due 3/2013)		10/8/2004	8,991	179	(14)
		Common stock (2,743 shares)		10/8/2004	753	—
		Warrants to purchase up to 4,464 shares of common stock		10/8/2004	653	—
					10,397	179
					10,397	179		0.01%
					$4,291,955	$4,317,990		141.55%

(1)

Other than our investments listed in footnote 7 below, we do not “Control” any of our portfolio companies, as defined in the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the

“Investment Company Act”). In general, under the Investment Company Act, we would “Control” a portfolio company if we owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. All of our portfolio company investments, which as of December 31, 2010 represented 142% of the Company’s net assets or 95% of the Company’s total assets, are subject to legal restrictions on sales.

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

(9)

Excepted from the definition of investment company under Section 3(c) of the Investment Company Act and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2011 (unaudited)

(in thousands, except per share data)

	Common Stock		Capital in Excess of	Accumulated Overdistributed Net Investment	Accumulated Net Realized Loss on Investments, Foreign Currency Transactions, Extinguishment of Debt and	Net Unrealized Gain (Loss) on Investments and Foreign Currency	Total Stockholders’
	Shares	Amount	Par Value	Income	Other Assets	Transactions	Equity
Balance at December 31, 2010	204,419	$204	$3,205,326	$(11,336)	$(169,696)	$26,035	$3,050,533
Shares issued in connection with dividend reinvestment plan	711	1	11,552	—	—	—	11,553
Issuance of the Convertible Notes (see Note 5)	—	—	54,717	—	—	—	54,717
Net increase in stockholders’ equity resulting from operations	—	—	—	189,944	85,686	(74,302)	201,328
Dividends declared ($1.05) per share)	—	—	—	(214,853)	—	—	(214,853)
Balance at September 30, 2011	205,130	$205	$3,271,595	$(36,245)	$(84,010)	$(48,267)	$3,103,278

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	For the nine months ended
	September 30, 2011	September 30, 2010
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$201,328	$534,946
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Gain on the acquisition of Allied Capital Corporation	—	(195,876)
Realized loss on extinguishment of debt	19,318	1,961
Net realized gains from investments	(105,004)	(8,654)
Net unrealized (gains) losses from investments and foreign currency transactions	74,302	(179,911)
Net accretion of discount on securities	(11,188)	(8,031)
Increase in accrued payment-in-kind interest and dividends	(25,522)	(34,117)
Collections of payment-in-kind interest and dividends	51,213	28,525
Amortization of debt issuance costs	9,653	6,802
Accretion of discount on the Allied Unsecured Notes	2,574	5,644
Accretion of discount on the Convertible Notes	5,996	—
Depreciation	674	662
Proceeds from sales and repayments of investments	1,911,497	1,183,275
Purchase of investments	(2,369,031)	(1,126,780)
Acquisition of Allied Capital, net of cash acquired	—	(774,190)
Changes in operating assets and liabilities:
Interest receivable	(11,831)	(19,712)
Other assets	(5,751)	4,515
Management and incentive fees payable	31,446	(33,254)
Accounts payable and accrued expenses	2,459	(48,676)
Interest and facility fees payable	(791)	(1)
Net cash used in operating activities	(218,658)	(662,872)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	1,149,773
Borrowings on debt	2,018,888	1,192,264
Repayments and repurchases of debt	(1,570,356)	(1,461,693)
Debt issuance costs	(24,180)	(18,208)
Dividends paid in cash	(203,300)	(164,129)
Net cash provided by financing activities	221,052	698,007
CHANGE IN CASH AND CASH EQUIVALENTS	2,394	35,135
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	100,752	99,227
CASH AND CASH EQUIVALENTS, END OF PERIOD	$103,146	$134,362
Supplemental Information:
Interest paid during the period	$66,098	$39,418
Taxes, including excise tax, paid during the period	$8,818	$1,683
Dividends declared during the period	$215,005	$180,873

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2011 (unaudited)

(in thousands, except per share data, percentages and as otherwise indicated; for example, with the words “million,” “billion,” or otherwise)

1.                                      ORGANIZATION

Ares Capital Corporation (the “Company” or “ARCC” or “we”) is a specialty finance company that is a closed-end, non-diversified management investment company incorporated in Maryland. We have elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). We were incorporated on April 16, 2004 and were initially funded on June 23, 2004. On October 8, 2004, we completed our initial public offering. On the same date, we commenced substantial investment operations.

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

Payment-in-Kind Interest

The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. For the three and nine months ended September 30, 2011, $6,803, and $25,522, respectively, in PIK income were recorded.  For the three and nine months ended September 30, 2011, $32,603, and $51,213, respectively, of PIK income were collected.  For the three and nine months ended September 30, 2010, $13,345 and $34,117 respectively, in PIK income were recorded.  For the three and nine months ended September 30, 2010, $3,126 and $28,525 respectively, of PIK income were collected.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three and nine months ended September 30, 2011 a net expense of $2,299 and $4,069, respectively, were recorded for U.S. federal excise tax.  For the three and nine months ended September 30, 2010, no amounts were recorded for U.S. federal excise tax.

Certain of our wholly owned subsidiaries are subject to U.S. federal and state income taxes. For the three and nine months ended September 30, 2011, we recorded a tax (benefit) expense of approximately $(1,616) and $568, respectively, for these subsidiaries. For the three and nine months ended September 30, 2010, we recorded a tax (benefit) expense of approximately $(164) and $360, respectively, for these subsidiaries.

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

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  ASU 2011-04 was issued concurrently with International Financial Reporting Standards No.13 (“IFRS 13”), Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements as is currently required under ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820). The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or GAAP. For GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13.  ASU 2011-04 eliminates the concepts of in-use and in-exchange when measuring fair value of all financial instruments.  For Level 3 fair value measurements, the ASU requires that our disclosure include quantitative information about significant unobservable inputs, a qualitative discussion about the sensitivity of the fair value measurement to changes in the unobservable inputs and the interrelationship between inputs, and a description of our valuation process.  Public companies are required to apply ASU 2011-04 prospectively for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of the adoption of ASU 2011-04 on its financial statements and disclosures.

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

•                  100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter. We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 2.1875%) as the “catch-up” provision. The “catch-up” is meant to provide our investment adviser with 20% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeded 2.1875% in any calendar quarter; and

•                  20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter.

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

The Capital Gains Fee due to our investment adviser as calculated under the investment advisory and management agreement (as described above) for the three and nine months ended September 30, 2011 was $0. However, in accordance with GAAP, for the three months ended September 30, 2011, the Company recorded a net reduction of the capital gains incentive fee of $11,544, and for the nine months ended September 30, 2011, the Company accrued a capital gains incentive fee of $28,215, including $26,012 recognized in the second quarter of 2011 as a result of the application of the Capital Gains Amendment described above with respect to the assets purchased in the Allied Acquisition, bringing the total GAAP accrual related to the capital gains incentive fee to $43,823 as of September 30, 2011. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the Capital Gains Fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual Capital Gains Fees paid or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future. There was no similar GAAP expense for the three or nine months ended September 30, 2010.

For the three and nine months ended September 30, 2011, base management fees were $18,317 and $52,461, respectively, incentive management fees related to pre-incentive fee net investment income were $21,703 and $54,631, respectively, and incentive management fees related to capital gains were $(11,544) and $28,215, respectively.

As of September 30, 2011, $83,843 was included in “management and incentive fees payable” in the accompanying consolidated balance sheet, of which $40,020 is currently payable to the Company’s investment adviser under the investment advisory and management agreement.

For the three and nine months ended September 30, 2010, base management fees were $15,436 and $35,574, respectively, incentive management fees related to realized pre-incentive fee net investment income were $17,805 and $40,922, respectively, and there were no incentive management fees related to capital gains.

Administration Agreement

We are party to an amended and restated administration agreement, referred to herein as the “administration agreement”, with our administrator, Ares Operations an affiliate of our investment adviser and a wholly owned subsidiary of Ares Management. Pursuant to the administration agreement, Ares Operations furnishes us with office equipment and clerical, bookkeeping and record keeping services at our office facilities. Under the administration agreement, Ares Operations also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology, and investor relations, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Operations assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under our administration agreement are equal to an amount based upon our allocable portion of Ares Operations’ overhead and other expenses (including travel expenses) incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the compensation of certain of our officers (including our chief compliance officer, chief financial officer, general counsel, treasurer and assistant treasurer) and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

For the three and nine months ended September 30, 2011, we incurred $2,017 and $6,901, respectively, in fees under the administrative agreement. For the three and nine months ended September 30, 2010, we incurred $2,642 and $6,251, respectively, in administrative fees. As of September 30, 2011, $2,017 was unpaid and included in “accounts payable and accrued expenses” in the accompanying consolidated balance sheet.

4.                                      INVESTMENTS

As of September 30, 2011 and December 31, 2010, investments consisted of the following:

	September 30, 2011		December 31, 2010
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
Senior term debt	$2,587,442	$2,547,129	$1,722,130	$1,695,532
Subordinated Certificates of the SSLP(2)	777,406	796,513	537,439	561,674
Senior subordinated debt	599,126	529,809	1,055,440	1,014,514
Collateralized loan obligations	92,511	90,749	219,324	261,156
Preferred equity securities	243,977	236,353	137,424	143,546
Other equity securities	480,770	534,545	579,177	607,656
Commercial real estate	22,188	20,055	41,021	33,912
Total	$4,803,420	$4,755,153	$4,291,955	$4,317,990

(1)                                  The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt investments using the effective interest method.

(2)                                  The proceeds from these certificates were applied to co-investments with GE Global Sponsor Finance LLC and General Electric Capital Corporation to fund first lien senior secured loans to 25 and 20 different borrowers as of September 30, 2011 and December 31, 2010, respectively.

The industrial and geographic compositions of our portfolio at fair value at September 30, 2011 and December 31, 2010 were as follows:

	As of
	September 30, 2011	December 31, 2010
Industry
Investment Funds and Vehicles(1)	20.3%	21.4%
Healthcare Services	11.8	15.6
Business Services	11.2	12.6
Education	9.3	5.2
Restaurants and Food Services	8.4	8.8
Financial Services	7.2	6.7
Consumer Products	6.0	8.3
Aerospace and Defense	5.3	0.2
Containers and Packaging	3.6	0.5
Other Services	3.5	3.3
Telecommunications	2.5	2.6
Environmental Services	1.8	0.8
Manufacturing	1.4	3.5
Energy	1.2	0.0
Food and Beverage	1.2	2.4
Other	5.3	8.1
Total	100.0%	100.0%

(1)                                  Includes our investment in the SSLP (as defined below), which represented 16.8% and 13.0% of the Company’s total portfolio at fair value as of September 30, 2011 and December 31, 2010, respectively.  The SSLP had issued loans to 25 and 20 different borrowers as of September 30, 2011 and December 31, 2010, respectively. The portfolio companies in the SSLP are in industries similar to the companies in our portfolio.

	As of
	September 30, 2011	December 31, 2010
Geographic Region
West	43.4%	34.5%
Southeast	22.4	16.5
Midwest	15.4	20.2
Mid-Atlantic	15.3	24.4
Northeast	2.1	1.4
International	1.4	3.0
Total	100.0%	100.0%

As of September 30, 2011, 4.0% of total investments at amortized cost (or 1.6% of total investments at fair value), were on non-accrual status, including 2.6% of total investments at amortized cost (or 1.2% of total investments at fair value) of investments acquired as part of the Allied Acquisition. As of December 31, 2010, 3.8% of total investments at amortized cost (or 1.3% of total investments at fair value), were on non-accrual status, including 1.5% of total investments at amortized cost (or 1.0% of total investments at fair value) of investments acquired as part of the Allied Acquisition.

SSLP

In October 2009, the Company completed its acquisition from Allied Capital of subordinated certificates (the “SSLP Certificates”) issued by the Senior Secured Loan Fund LLC, which operates using the name “Senior Secured Loan Program” (the “SSLP”), an unconsolidated vehicle. The SSLP was formed in December 2007 to co-invest in “stretch senior” and “unitranche” loans (loans that combine both senior and subordinated debt, generally in a first lien position) of middle-market companies with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together, “GE”).  The SSLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by both the Company and GE.

As of September 30, 2011, the SSLP had available capital of approximately $5.1 billion, approximately $3.7 billion in aggregate principal amount of which was funded at September 30, 2011 (see Note 17 for subsequent events relating to the SSLP). At September 30, 2011, the Company had agreed to make available to the SSLP $962,500, of which $174,372 was unfunded. It is within the Company’s discretion to make these additional amounts available to the SSLP.

The amortized cost and fair value of the SSLP Certificates held by the Company was $777,406 and $796,513, respectively, at September 30, 2011, and $537,439 and $561,674, respectively, at December 31, 2010. The SSLP Certificates pay a weighted average coupon of approximately LIBOR plus 8.0% and also entitle the Company to receive a portion of the excess cash flow from the loan portfolio, which may result in a return greater than the contractual coupon. The Company’s yield on its investment in the SSLP at fair value was 15.6% and 15.8% at September 30, 2011 and December 31, 2010, respectively. For the three and nine months ended September 30, 2011, the Company earned interest income of $30,749 and $81,073, respectively, in respect of its SSLP investment. The Company is also entitled to certain other sourcing and management fees in connection with the SSLP.

As of September 30, 2011 and December 31, 2010, the SSLP had total assets of $3.6 billion and $2.6 billion, respectively. GE’s investment in the SSLP consisted of senior notes of $2.8 billion and $1.9 billion and subordinated certificates of $113 million and $78 million at September 30, 2011 and December 31, 2010, respectively. The subordinated certificates are junior to the senior notes invested by GE and the Company owned 87.5% of the outstanding subordinated certificates as of September 30, 2011. The SSLP’s portfolio consisted of senior and unitranche loans to 25 and 20 different issuers as of September 30, 2011 and December 31, 2010, respectively. At September 30, 2011 and December 31, 2010, the portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies and none of these loans were on non-accrual status. At September 30, 2011 and December 31, 2010, the largest loan to a single issuer in the SSLP’s portfolio in aggregate principal amount was $287.0 million and $270.0 million, respectively, and loans to the top five issuers totaled $1.3 billion and $1.1 billion, respectively. The portfolio companies in the SSLP are in industries similar to the companies in Ares Capital’s portfolio.

5.                                      BORROWINGS

In accordance with the Investment Company Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of September 30, 2011 our asset coverage was 272%.

Our debt obligations consisted of the following as of September 30, 2011 and December 31, 2010:

	As of
	September 30, 2011				December 31, 2010
	Carrying Value(1)		Total Available(2)		Carrying Value(1)		Total Available(2)
Revolving Funding Facility	$383,000		$400,000		$242,050		$400,000
Revolving Credit Facility	189,820		810,000	(3)	146,000		810,000	(3)
Debt Securitization	91,808		91,808		155,297		183,190
2011 Notes (principal amount outstanding of $0 and $300,584, respectively)	—		—		296,258	(4)	300,584
2012 Notes (principal amount outstanding of $0 and $161,210, respectively)	—		—		158,108	(4)	161,210
February 2016 Convertible Notes (principal amount outstanding of $575,000)	539,394	(5)	575,000		—		—
June 2016 Convertible Notes (principal amount outstanding of $230,000)	215,252	(5)	230,000		—		—
2040 Notes (principal amount outstanding of $200,000)	200,000		200,000		200,000		200,000
2047 Notes (principal amount outstanding of $230,000)	180,938	(4)	230,000		180,796	(4)	230,000
	$1,800,212	(6)	$2,536,808		$1,378,509	(6)	$2,284,984

(1)                                  Except for the Allied Unsecured Notes and the Convertible Notes (each as defined below), all carrying values are the same as the principal amounts outstanding.

(2)                                 Subject to borrowing base and leverage restrictions. Represents the total aggregate amount available under such instrument.

(3)                                  Includes an “accordion” feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $1,050,000.

(4)                                  Represents the aggregate principal amount outstanding of the applicable series of notes less the unaccreted discount initially recorded as a part of the Allied Acquisition. The total unaccreted discount on the Allied Unsecured Notes was $49,062 and $56,633 at September 30, 2011 and December 31, 2010, respectively.

(5)                                  Represents the aggregate principal amount outstanding of the Convertible Notes (as defined below) less the unaccreted discount initially recorded upon issuance of the Convertible Notes.  The total unaccreted discount for the February 2016 Convertible Notes and the June 2016 Convertible Notes was $35,606 and $14,748, respectively, at September 30, 2011.

(6)                                  Total principal amount of debt outstanding totaled $1,899,628 and $1,435,141 at September 30, 2011 and December 31, 2010, respectively.

The weighted average stated interest rate of all our debt obligations at principal as of September 30, 2011 and December 31, 2010 was 5.0% and 5.2%, respectively.

Revolving Funding Facility

In October 2004, we formed Ares Capital CP Funding LLC (“Ares Capital CP”), a wholly owned subsidiary of the Company, through which we established a revolving securitized facility (as amended, the “Revolving Funding Facility”). The Revolving Funding Facility allows Ares Capital CP to borrow up to $400 million (see Note 17 for subsequent events relating to the Revolving Funding Facility).  In connection with the January 22, 2010 amendment, we entered into an Amended and Restated Purchase and Sale Agreement with Ares Capital CP Funding Holdings LLC, our wholly owned subsidiary (“CP Holdings”), pursuant to which we may sell to CP Holdings certain loans that we have originated or acquired (the “Loans”) from time to time, which CP Holdings will subsequently sell to Ares Capital CP, which is a wholly owned subsidiary of CP Holdings.   The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP.

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

As part of the Revolving Funding Facility, we and Ares Capital CP are subject to limitations as to how borrowed funds may be used including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount that we may borrow from time to time. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge offs, violation of which could result in the early amortization of the Revolving Funding Facility and limit further advances under the Revolving Funding Facility and in some cases could be an event of default. The Revolving Funding Facility is also subject to a borrowing base that applies different advance rates to assets held in Ares Capital CP. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the Revolving Funding Facility. As of September 30, 2011, the Company and Ares Capital CP were in material compliance with the terms of the Revolving Funding Facility.

As of September 30, 2011 and December 31, 2010, there was $383,000 and $242,050 outstanding, respectively, under the Revolving Funding Facility.

Prior to the January 22, 2010 amendment, the interest rate charged on the Revolving Funding Facility was the commercial paper rate plus 3.50%. After January 22, 2010, subject to certain exceptions, the interest charged on the Revolving Funding Facility is based on LIBOR plus an applicable spread of between 2.25% and 3.75% or on a “base rate” (which is the higher of a prime rate, or the federal funds rate plus 0.50%) plus an applicable spread of between 1.25% to 2.75%, in each case, based on a pricing grid depending upon our credit rating. As of September 30, 2011, for the nine months ended September 30, 2011 and for the period from January 22, 2010 through September 30, 2010, the effective LIBOR spread under the Revolving Funding Facility was 2.75%. As of September 30, 2011 and December 31, 2010, the rate in effect was one month LIBOR, which was 0.24% and 0.26%, respectively.

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

The components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Stated interest expense	$2,804	$2,119	$3,929	$5,106
Facility fees	37	285	2,178	1,319
Amortization of debt issuance costs	545	454	1,613	1,330
Total interest and credit facility fees expense	$3,386	$2,858	$7,720	$7,755
Cash paid for interest expense	$448	$1,497	$3,477	$5,106
Average stated interest rate	3.03%	3.11%	3.00%	2.99%
Average outstanding balance	$370,667	$272,558	$174,649	$227,838

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

Under the Revolving Credit Facility, we are required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries, of not less than 2.0:1.0, (f) maintaining minimum liquidity, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and its subsidiaries. As of September 30, 2011, the Company was in material compliance with the terms of the Revolving Credit Facility.

In addition to the asset coverage ratio described above, borrowings under the Revolving Credit Facility (and the incurrence of certain other permitted debt) will be subject to compliance with a borrowing base that will apply different advance rates to different types of assets in our portfolio.

As of September 30, 2011, and December 31, 2010, there was $189,820 and $146,000 outstanding, respectively, under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $100,000 as of September 30, 2011 and December 31, 2010. As of September 30, 2011 and December 31, 2010, the Company had $43,789 and $7,281 in standby letters of credit issued, respectively, through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued. At September 30, 2011, subject to borrowing base availability, there was $576,391 available for borrowing (net of standby letters of credit issued) under the Revolving Credit Facility.

Prior to amending and restating the Revolving Credit Facility on January 22, 2010, subject to certain exceptions, pricing on the Revolving Credit Facility was based on LIBOR plus 1.00% or on an “alternate base rate” (which was the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%). After January 22, 2010, subject to certain exceptions, pricing under the Revolving Credit Facility is based on LIBOR plus an applicable spread of between 2.50% and 4.00% or on the “alternate base rate” plus an applicable spread of between 1.50% and 3.00%, in each case, based on a pricing grid depending upon our credit rating. As of September 30, 2011, for the nine months ended September 30, 2011 and for the period from January 22, 2010 through September 30, 2010, the effective LIBOR spread under the Revolving Credit Facility was 3.00%. As of September 30, 2011, the one, two, three and six month LIBOR was 0.24%, 0.30%, 0.37% and 0.56%, respectively. As of December 31, 2010, the one, two, three and six month LIBOR was 0.26%, 0.28%, 0.30% and 0.46%, respectively.

In addition to the stated interest expense on the Revolving Credit Facility, the Company is required to pay a commitment fee of 0.50% per annum on any unused portion of the Revolving Credit Facility and a letter of credit fee of 3.25% per annum on letters of credit issued, both of which are payable quarterly and included in facility fees below. The letter of credit fee is also based on a pricing grid depending on our credit rating. In connection with the expansion and extension of the Revolving Credit Facility in January 2010, we paid arrangement fees totaling approximately $15,600.

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

The components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Stated interest expense(1)	$2,161	$2,264	$2,383	$8,328
Facility fees	839	708	2,957	2,199
Amortization of debt issuance costs	1,640	1,553	4,873	5,036
Total interest and credit facility fees expense	$4,640	$4,525	$10,213	$15,563
Cash paid for interest expense(1)	$2,161	$1,837	$2,724	$7,796
Average stated interest rate(1)	3.48%	4.66%	3.43%	4.09%
Average outstanding balance	$248,579	$194,570	$92,558	$271,637

(1)                                  The stated interest expense, cash paid for interest expense and average stated interest rate for the three and nine months ended September 30, 2010 reflect the impact of the interest rate swap agreement entered into by the Company in October 2008 and terminated in December 2010 whereby the Company paid a fixed interest rate of 2.985% and received a floating rate based on the prevailing three-month LIBOR. See Note 6 for more information on the interest rate swap agreement.

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

During the nine months ended September 30, 2011, we repaid $25,483, $34,126, $20,819 and $14,715 of the Class A-1-A, Class A-1A-VFN, Class A-2A Notes and Class A-2B Notes, respectively. The CLO Notes mature on December 20, 2019, and, as of September 30, 2011, there was $91,808 outstanding under the CLO Notes (excluding the Retained Notes).

During the first five years from the closing date, principal collections received on the underlying collateral could be used to purchase new collateral. This reinvestment period expired on June 17, 2011. Because the reinvestment period expired, all principal collections received on the underlying collateral will be used to paydown the CLO Notes outstanding in their order of legal priority.

All of the CLO Notes are secured by the assets of ARCC Commercial Loan Trust 2006, including commercial loans totaling $308,100 as of the closing date, which were sold to the trust by the Company, the originator and servicer of the assets. Additional commercial loans have been purchased by the trust from the Company primarily using the proceeds from the Class A-1A VFN Notes as well as proceeds from loan repayments. The pool of commercial loans in the trust must meet certain requirements, including, but not limited to, asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. Under the terms of the Debt Securitization, up to 15% of the collateral may be subordinated loans that are neither first nor second lien loans. As of September 30, 2011, the Company was in material compliance with the terms of the Debt Securitization.

The classes, amounts and interest rates (expressed as a spread to LIBOR) of the CLO Notes as of September 30, 2011 and December 31, 2010 are as follows:

	As of
	September 30, 2011		December 31, 2010
Class	Amount	LIBOR Spread (basis points)	Amount	LIBOR Spread (basis points)
A-1A	$7,678	25	$33,161	25
A-1A VFN	19,635	28	22,107	28
A-1B	14,000	37	14,000	37
A-2A	—	22	20,819	22
A-2B	18,285	35	33,000	35
B	9,000	43	9,000	43
C	23,210	70	23,210	70
Total	$91,808		$155,297

The interest charged under the Debt Securitization is based on 3-month LIBOR, which as of September 30, 2011 was 0.37% and as of December 31, 2010 was 0.30%. The blended pricing of the CLO Notes, excluding fees, at September 30, 2011, was approximately 3-month LIBOR plus 43 basis points and at December 31, 2010, was approximately 3-month LIBOR plus 36 basis points.

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

The components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Debt Securitization are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Stated interest expense	$219	$469	$709	$1,248
Facility fees	—	7	25	11
Amortization of debt issuance costs	89	90	266	268
Total interest and credit facility fees expense	$308	$566	$1,000	$1,527
Cash paid for interest expense	$222	$476	$722	$1,250
Average stated interest rate	0.66%	0.91%	0.69%	0.68%
Average outstanding balance	$132,759	$209,996	$141,450	$246,364

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

As of September 30, 2011 and December 31, 2010, the Company had the following outstanding Allied Unsecured Notes:

	As of
	September 30, 2011		December 31, 2010
	Outstanding Principal	Carrying Value(1)	Outstanding Principal	Carrying Value(1)
2011 Notes	$—	$—	$300,584	$296,258
2012 Notes	—	—	161,210	158,108
2047 Notes	230,000	180,938	230,000	180,795
Total	$230,000	$180,938	$691,794	$635,161

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

In accordance with ASC 805-10, the initial carrying value of the Allied Unsecured Notes was equal to the fair value as of April 1, 2010 resulting in an initial unaccreted discount from the principal value of the Allied Unsecured Notes of approximately $49,062. Accretion expense related to this discount is included in “interest and credit facility fees” in the accompanying consolidated statement of operations.

The components of interest expense and cash paid for interest expense for the Allied Unsecured Notes are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Stated interest expense	$3,953	$11,838	$19,125	$23,964
Accretion of discount	49	2,968	2,574	5,644
Total interest expense	$4,002	$14,806	$21,699	$29,608
Cash paid for interest expense	$3,953	$15,278	$30,725	$25,266

2040 Notes

On October 21, 2010, we issued $200,000 in aggregate principal amount of senior unsecured notes that mature on October 15, 2040 (the “2040 Notes”) that may be redeemed in whole or in part at our option at any time or from time to time on or after October 15, 2015 at a par redemption price of $25 per security plus accrued and unpaid interest. The principal amount of the 2040 Notes will be payable at maturity. The 2040 Notes bear interest at a rate of 7.75% per year, payable quarterly. For the three and nine months ended September 30, 2011, the Company incurred $3,875 and $11,625, respectively, of interest expense on the 2040 Notes and the cash paid for interest on the 2040 Notes was $3,875 and $11,368, respectively. Also for the three and nine months ended September 30, 2011, the Company incurred $62 and $181, respectively, in amortization of debt issuance costs related to the 2040 Notes.

The 2047 Notes and the 2040 Notes contain certain covenants, including covenants requiring Ares Capital to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions. As of September 30, 2011, the Company was in material compliance with the terms of the 2047 Notes and the 2040 Notes.

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

In certain circumstances, the February 2016 Convertible Notes will be convertible into cash, shares of Ares Capital’s common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 52.2766 shares of common stock per one thousand dollar principal amount of the February 2016 Convertible Notes, which is equivalent to an initial conversion price of approximately $19.13 per share of our common stock, subject to customary anti-dilution adjustments. The initial conversion price of the February 2016 Convertible Notes was approximately 17.5% above the $16.28 per share closing price of our common stock on January 19, 2011. In certain circumstances, the June 2016 Convertible Notes will be convertible into cash, shares of Ares Capital’s common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 52.5348 shares of common stock per one thousand dollar principal amount of the June 2016 Convertible Notes, which is equivalent to an initial conversion price of approximately $19.04 per share of our common stock, subject to customary anti-dilution adjustments. The initial conversion price of the June 2016 Convertible Notes was approximately 17.5% above the $16.20 per share closing price of our common stock on March 22, 2011.  At September 30, 2011, the principal amounts of both the February 2016 Convertible Notes and the June 2016 Convertible Notes exceeded the value of the underlying shares multiplied times the per share closing price of our common stock.

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

The Convertible Notes Indentures contain certain covenants, including covenants requiring us to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of the Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Notes Indentures.  As September 30, 2011, the Company was in material compliance with the terms of the Convertible Notes Indentures.

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

At the time of issuance, the debt issuance costs and equity issuance costs for the February 2016 Convertible Notes were $14,672 and $1,104, respectively, and for the June 2016 Convertible Notes were $5,348 and $403, respectively.  At the time of issuance and as of September 30, 2011, the equity component, net of issuance costs as recorded in the “capital in excess of par value” in the consolidated balance sheet for the February 2016 Convertible Notes and the June 2016 Convertible Notes was $39,062 and $15,655, respectively.

As of September 30, 2011, the components of the carrying value of the Convertible Notes were as follows:

	February 2016 Convertible Notes	June 2016 Convertible Notes
Principal amount of debt	$575,000	$230,000
Original issue discount, net of accretion	(35,606)	(14,748)
Carrying value of debt	$539,394	$215,252

For the three and nine months ended September 30, 2011, the components of interest expense and cash paid for interest expense for the February 2016 Convertible Notes were as follows:

	For the three months ended September 30, 2011	For the nine months ended September 30, 2011
Stated interest expense	$8,266	$22,593
Accretion of original issue discount	1,726	4,644
Amortization of debt issuance cost	802	2,136
Total interest expense	$10,794	$29,373
Cash paid for interest expense	$17,082	$17,082

The estimated effective interest rate of the debt component of the February 2016 Convertible Notes, equal to the stated interest of 5.75% plus the accretion of the original issue discount, was approximately 7.51% and 7.48%, respectively, for the three and nine months ended September 30, 2011.

For the three and nine months ended September 30, 2011, the components of interest expense and cash paid for interest expense for the June 2016 Convertible Notes were as follows:

	For the three months ended September 30, 2011	For the nine months ended September 30, 2011
Stated interest expense	$2,947	$5,992
Accretion of original issue discount	667	1,352
Amortization of debt issuance cost	290	584
Total interest expense	$3,904	$7,928
Cash paid for interest expense	$—	$—

The estimated effective interest rate of the debt component of the June 2016 Convertible Notes equal to the stated interest of 5.125% plus the accretion of the original issue discount, was approximately 6.79% and 6.78%, respectively, for the three and nine months ended September 30, 2011.

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

As of September 30, 2011 and December 31, 2010, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments the funding of which is at (or substantially at) the Company’s discretion:

	As of
	September 30, 2011	December 31, 2010
Total revolving and delayed draw commitments	$713,677	$260,691
Less: funded commitments	(107,069)	(59,980)
Total unfunded commitments	606,608	200,711
Less: commitments substantially at discretion of the Company	(11,932)	(19,922)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(63,203)	(6,738)
Total net adjusted unfunded revolving and delayed draw commitments	$531,473	$174,051

Included within the total revolving and delayed draw commitments as of September 30, 2011 are commitments to issue up to $73,422 in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of September 30, 2011, the Company had $41,477 in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability on our balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these  letters of credit, $175 expire in December 2011, $163 expire in January 2012, $65 expire in February 2012, $778 expire in April 2012, $647 expire in July 2012, $12,547 expire in August 2012 and $27,102 expire in September 2012.

As of September 30, 2011 and December 31, 2010, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships:

	As of
	September 30, 2011	December 31, 2010
Total private equity commitments	$181,318	$537,600
Less: funded private equity commitments	(68,295)	(104,300)
Total unfunded private equity commitments	113,023	433,300
Less: private equity commitments substantially at discretion of the Company	(103,741)	(400,400)
Total net adjusted unfunded private equity commitments	$9,282	$32,900

In the ordinary course of business, Allied Capital had issued guarantees on behalf of certain portfolio companies. Under these arrangements, payments would be required to be made to third parties if the portfolio companies were to default on their related payment. As part of the Allied Acquisition, the Company assumed such outstanding guarantees or similar obligations. As a result, as of each of  September 30, 2011 and December 31, 2010, the Company had outstanding guarantees or similar obligations totaling $800.

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

As of September 30, 2011, one of the Company’s portfolio companies, Ciena Capital LLC (“Ciena”), had one non-recourse securitization Small Business Administration (“SBA”) loan warehouse facility, which has reached its maturity date but remains outstanding. Ciena is working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. Allied Capital had previously issued a performance guaranty (which Ares Capital succeeded to as a result of the Allied Acquisition) whereby Ares Capital must indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse facility. As of September 30, 2011, there are no known issues or claims with respect to this performance guaranty.

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

The following table presents fair value measurements of cash and cash equivalents and investments as of September 30, 2011:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$103,146	$103,146	$—	$—
Investments	$4,755,153	$—	$10,080	$4,745,073

The following table presents changes in investments that use Level 3 inputs as of and for the three and nine months ended September 30, 2011:

As of and for the three months ended September 30, 2011
Balance as of June 30, 2011	$4,630,043
Net realized and unrealized losses	(54,999)
Purchases	1,131,704
Sales	(216,608)
Redemptions	(756,491)
Payment-in-kind interest and dividends	8,086
Accretion of discount on securities	3,338
Net transfers in and/or out of Level 3	—
Balance as of September 30, 2011	$4,745,073

As of and for the nine months ended September 30, 2011
Balance as of December 31, 2010	$4,312,657
Net realized and unrealized gains	44,231
Purchases	2,344,429
Sales	(620,041)
Redemptions	(1,348,793)
Payment-in-kind interest and dividends	26,042
Accretion of discount on securities	11,188
Net transfers in and/or out of Level 3	(24,640)
Balance as of September 30, 2011	$4,745,073

As of September 30, 2011, the net unrealized depreciation on the investments that use Level 3 inputs was $27,556.

The following table presents changes in investments that use Level 3 inputs as of and for the three and nine months ended September 30, 2010:

As of and for the three months ended September 30, 2010
Balance as of June 30, 2010	$3,790,038
Net realized and unrealized gains	58,131
Net purchases, sales or redemptions	297,035
Net transfers in and/or out of Level 3	—
Balance as of September 30, 2010	$4,145,204

As of and for the nine months ended September 30, 2010
Balance as of December 31, 2009	$2,166,687
Net realized and unrealized gains	186,029
Net purchases, sales or redemptions	1,792,488
Net transfers in and/or out of Level 3	—
Balance as of September 30, 2010	$4,145,204

As of September 30, 2010, the net unrealized depreciation on the investments that use Level 3 inputs was $19,900. Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur.

Following are the carrying and fair values of our debt instruments as of September 30, 2011 and December 31, 2010. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	September 30, 2011			December 31, 2010
	Carrying value(1)		Fair value	Carrying value(1)		Fair value
Revolving Funding Facility	$383,000		383,000	$242,050		$242,000
Revolving Credit Facility	189,820		189,820	146,000		146,000
Debt Securitization	91,808		81,280	155,297		133,000
2011 Notes (principal amount outstanding of $0 and $300,584, respectively)	—		—	296,258	(2)	297,290
2012 Notes (principal amount outstanding of $0 and $161,210, respectively)	—		—	158,108	(2)	164,595
February 2016 Convertible Notes (principal amount outstanding of $575,000)	539,394	(3)	545,106	—		—
June 2016 Convertible Notes (principal amount outstanding of $230,000)	215,252	(3)	214,169	—		—
2040 Notes (principal amount outstanding of $200,000)	200,000		193,288	200,000		184,986
2047 Notes (principal amount outstanding of $230,000)	180,938	(2)	201,638	180,796	(2)	197,314
	$1,800,212	(4)	$1,808,301	$1,378,509	(4)	$1,365,185

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

(4)                                  Total principal amount of debt outstanding totaled $1,899,628 and $1,435,141 as of September 30, 2011 and December 31, 2010, respectively.

9.                                      STOCKHOLDERS’ EQUITY

There were no sales of our equity securities during the nine months ended September 30, 2011.

The following table summarizes the total number of shares issued and proceeds we received in an underwritten public offering of the Company’s common stock net of underwriter and offering costs for the nine months ended September 30, 2010:

	Shares issued	Offering price per share	Proceeds net of underwriting and offering costs
February 2010 public offering	22,958	$12.75	$277,207
Total for the nine months ended September 30, 2010	22,958		$277,207

Part of the proceeds from the above public offering were used to repay outstanding indebtedness. The remaining unused portions of the proceeds were used to fund investments in portfolio companies in accordance with our investment objective and strategies and market conditions.

10.                               EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity per share resulting from operations for the three and nine months ended September 30, 2011 and 2010:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net increase in stockholders’ equity resulting from operations available to common stockholders:	$40,639	$128,377	$201,328	$534,946
Weighted average shares of common stock outstanding—basic and diluted:	205,130	192,167	204,770	169,500
Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$0.20	$0.67	$0.98	$3.16

For the purposes of calculating diluted earnings per share, since the average closing price of the Company’s common stock for the period from the time of issuance of both the February 2016 Convertible Notes and the June 2016 Convertible Notes through September 30, 2011 was less than the current conversion price for each respective series of the Convertible Notes, the underlying shares for the intrinsic value of the embedded options had no impact.

11.                               DIVIDENDS AND DISTRIBUTIONS

The following table summarizes our dividends declared during the nine months ended September 30, 2011 and 2010:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
August 4, 2011	September 15, 2011	September 30, 2011	$0.35	$71,795
May 5, 2011	June 15, 2011	June 30, 2011	$0.35	$71,663
March 1, 2011	March 15, 2011	March 31, 2011	$0.35	$71,547
Total declared for the nine months ended September 30, 2011			$1.05	$215,005

August 5, 2010	September 15, 2010	September 30, 2010	$0.35	$67,266
May 10, 2010	June 15, 2010	June 30, 2010	$0.35	$67,091
February 25, 2010	March 15, 2010	March 31, 2010	$0.35	$46,516
Total declared for the nine months ended September 30, 2010			$1.05	$180,873

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to closing price on the record date. Dividend reinvestment plan activity for the nine months ended September, 2011 and 2010, was as follows:

	For the nine months ended September 30,
	2011	2010
Shares issued	711	1,171
Average price per share	$16.24	$14.29
Shares purchased by plan agent for shareholders	372	—
Average price per share	$13.92	$—

12.                               RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, we bear all costs and expenses of the operation of the Company and reimburse our investment adviser for certain of such costs and expenses incurred in the operation of the Company.

For the three and nine months ended September 30, 2011, the investment adviser incurred such expenses totaling $698 and $3,810, respectively. For the three and nine months ended September 30, 2010, the investment adviser incurred such expenses totaling $721 and $2,253, respectively. As of September 30, 2011, $412 was unpaid and such payable is included in “accounts payable and accrued expenses” in the accompanying consolidated balance sheet.

We have entered into separate subleases with Ares Management and Ivy Hill Asset Management, L.P. (“IHAM”), a wholly owned portfolio company, pursuant to which Ares Management and IHAM sublease approximately 15% and 20%, respectively, of the Company’s New York office space for a fixed rent equal to 15% and 20%, respectively, of the base annual rent payable by us under the Company’s lease for this space, plus certain additional costs and expenses. For the three and nine months ended September 30, 2011, such amounts payable to the Company totaled $340 and $477, respectively. Under our previous lease that expired on February 27, 2011, we were party to a sublease agreement with Ares Management whereby Ares Management subleased approximately 25% of such office space for a fixed rent equal to 25% of the basic annual rent payable by us under this lease, plus certain additional costs and expenses. For the nine months ended September 30, 2011, such amounts payable to the Company totaled $396. For the three and nine months ended September 30, 2010, such amounts payable to the Company totaled $1,231 and $1,917, respectively.

As of September 30, 2011, Ares Investments Holdings LLC, an affiliate of Ares Management, (the sole member of our investment adviser) owned approximately 2.9 million shares of the Company’s common stock representing approximately 1.4% of the total shares outstanding as of September 30, 2011.

See Notes 3 and 13 for descriptions of other related party transactions.

13.                               IVY HILL ASSET MANAGEMENT, L.P. AND OTHER MANAGED FUNDS

In November 2007, the Company established IHAM to serve as a manager for a middle-market credit fund, Ivy Hill Middle Market Credit Fund, Ltd. (“Ivy Hill I”), an unconsolidated investment vehicle focusing on investments in middle-market loans. From inception until the second quarter of 2009, IHAM’s financial results were consolidated with those of the Company. In June 2009, because of a shift in activity from being primarily a manager, with no dedicated employees, of funds in which the Company has invested debt and equity, to a manager with individuals dedicated to managing an increasing number of third party funds, the Company concluded that GAAP requires the financial results of IHAM to be reported as a portfolio company in the schedule of investments rather than as a consolidated subsidiary in the Company’s financial results. The Company made an equity investment of $3,816 into IHAM in June 2009. As of September 30, 2011, the Company’s total investment in IHAM at fair value was $186,823, including an unrealized gain of $73,947.  As of December 31, 2010, the Company’s total investment in IHAM at fair value was $136,235, including an unrealized gain of $32,777. For the three and nine months ended September 30, 2011, the Company received distributions from IHAM consisting entirely of dividend income of $4,762 and $14,286, respectively. For the three and nine months ended September 30, 2010, the Company received distributions from IHAM consisting entirely of dividend income of $2,500 and $4,296 respectively.

Ivy Hill I primarily invests in first and second lien bank debt of middle-market companies. Ivy Hill I was initially funded with $404,000 of capital including a $56,000 investment by the Company, consisting of $40,000 of Class B notes and $16,000 of subordinated notes. For the three and nine months ended September 30, 2011, the Company earned $1,256 and $3,589, respectively, from its investments in Ivy Hill I. For the three and nine months ended September 30, 2010, the Company earned $1,723 and $5,208, respectively, from its investments in Ivy Hill I.

Ivy Hill I purchased investments from the Company of $10,205 during the nine months ended September 30, 2011, and may from time to time purchase additional investments from the Company. A realized gain of $4 was recorded on these transactions for the nine months ended September 30, 2011.

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

In March 2010, the Company made an additional cash investment of approximately $48,000 in IHAM to facilitate IHAM’s acquisition of Allied Capital’s management rights in respect of, and equity interests in, the Knightsbridge CLO 2007-1, Ltd. and

Knightsbridge CLO 2008-1, Ltd. (the “Knightsbridge Funds”). At the time, the Company also acquired from Allied Capital certain debt investments of the Knightsbridge Funds for approximately $52,000. The Knightsbridge Funds purchased $15,800 of investments from the Company during the nine months ended September 30, 2011. A realized loss of $174 was recorded on these transactions for the nine months ended September 30, 2011.

The Company, through its wholly owned subsidiary, A.C. Corporation, previously managed Emporia Preferred Funding I, Ltd., Emporia Preferred Funding II, Ltd. and Emporia Preferred Funding III, Ltd. (collectively, the “Emporia Funds”). In August 2010, the Company made an additional cash investment of approximately $8,000 in IHAM to facilitate IHAM’s acquisition of an equity interest in Emporia Preferred Funding III, Ltd. In November 2010, the Company made an additional cash investment of $7,900 in IHAM, which IHAM then used to purchase these management rights and related receivables in respect of the Emporia Funds from A.C. Corporation for $7,900. This amount represented the fair value of those management rights as of the date of the sale. A realized gain of $5,882 was recognized on this transaction.  In January 2011, the Company made an additional cash investment of approximately $9,400 in IHAM to facilitate IHAM’s acquisition of equity interests in certain of the Emporia Funds. The Emporia Funds purchased $32,817 of investments from the Company during the nine months ended September 30, 2011. A realized loss of $336 was recorded on these transactions for the nine months ended September 30, 2011.

In addition to the Ivy Hill Funds and the Knightsbridge Funds, IHAM also serves as the sub-adviser/sub-manager to four other funds: CoLTS 2005-1 Ltd., CoLTS 2005-2 Ltd., CoLTS 2007-1 Ltd. (collectively, the “CoLTS Funds”) and FirstLight Funding I, Ltd. (“FirstLight”), which is affiliated with the Company’s portfolio company, Firstlight Financial Corporation. The CoLTS Funds purchased $5,225 of investments from the Company during the nine months ended September 30, 2011. A realized loss of $52 was recorded on these transactions for the nine months ended September 30, 2011.

In addition, IHAM serves as the general partner of, and manages, Ares Private Debt Strategies Fund II, L.P. (“Ares PDS II”) and Ares Private Debt Strategies Fund III, L.P. (together with Ares PDS II, the “PDS Funds”).  The PDS Funds purchased $109,849 of investments from the Company during the nine months ended September 30, 2011. A realized loss of $2,422 was recorded on these transactions for the nine months ended September 30, 2011. Additionally, IHAM purchased $4,949 of investments from the Company during the nine months ended September 30, 2011. A realized loss of $48 was recorded on these transactions for the nine months ended September 30, 2011. Lastly, the Company purchased $3,777 of investments from FirstLight during the nine months ended September 30, 2011.  IHAM or the funds managed by IHAM may, from time to time, buy or sell additional investments from or to the Company. For any such purchases or sales by IHAM or by funds managed by IHAM from or to the Company, approval is obtained from third parties unaffiliated with the Company or IHAM or funds managed by IHAM, as applicable.

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

Also as part of the Allied Acquisition, the Company acquired the management rights for an unconsolidated fund, the AGILE Fund I, LLC, which had $64 million of total committed capital under management as of September 30, 2011. The Company’s investment in AGILE Fund I, LLC was $130 at fair value, including an unrealized loss of $115 as of September 30, 2011.

14.                               FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the nine months ended September 30, 2011 and 2010:

	For the nine months ended
Per Share Data:	September 30, 2011	September 30, 2010
Net asset value, beginning of period(1)	$14.92	$11.44

Issuance of common stock	—	1.15

Issuances of the Convertible Notes	0.27	—

Effect of antidilution	—	(0.27)

Net investment income for period(2)	0.93	0.90

Gain on the acquisition of Allied Capital Corporation	—	1.16

Net realized and unrealized gains for period(2)	0.06	1.10

Net increase in stockholders’ equity	0.99	3.16

Total distributions to stockholders	(1.05)	(1.05)

Net asset value at end of period(1)	$15.13	$14.43

Per share market value at end of period	$13.77	$15.65
Total return based on market value(3)	7.14%	34.14%
Total return based on net asset value(4)	6.57%	24.10%
Shares outstanding at end of period	205,130	192,566
Ratio/Supplemental Data:
Net assets at end of period	$3,103,278	$2,778,476
Ratio of operating expenses to average net assets(5)(6)	10.69%	10.51%
Ratio of net investment income to average net assets(5)(7)	8.04%	9.24%
Portfolio turnover rate(5)	56%	48%

(1) The net assets used equals the total stockholders’ equity on the consolidated balance sheets.

(2) Weighted average basic per share data.

(3) For the nine months ended September 30, 2011, the total return based on market value equals the decrease of the ending market value at September 30, 2011 of $13.77 per share from the ending market value at December 31, 2010 of $16.48 per share, plus the declared dividends of $1.05 per share for the nine months ended September 30, 2011, divided by the market value at December 31, 2010. For the nine months ended September 30, 2010, the total return based on market value equals the increase of the ending market value at September 30, 2010 of $15.65 per share over the ending market value at December 31, 2009 of $12.45 per share, plus the declared dividend of $1.05 per share for the nine months ended September 30, 2010, divided by the market value at December 31, 2009. Total return based on market value is not annualized. The Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4) For the nine months ended September 30, 2011, the total return based on net asset value equals the change in net asset value during the period plus the declared dividends of $1.05 per share for the nine months ended September 30, 2011, divided by the beginning net asset value at January 1, 2011. For the nine months ended September 30, 2010, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $1.05 per share for the nine months ended September 30, 2010, divided by the beginning net asset value at January 1, 2010. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan and the issuance of common stock in connection with any equity offerings. Total return based on net asset value is not annualized. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5) The ratios reflect an annualized amount.

(6) For the nine months ended September 30, 2011, the ratio of operating expenses to average net assets consisted of 2.22% of base management fees, 3.50% of incentive management fees, 3.80% of the cost of borrowing and 1.17% of other operating expenses. For the nine months ended September 30, 2010, the ratio of operating expenses to average net assets consisted of 2.16% of base management fees, 2.48% of incentive management fees, 3.30% of the cost of borrowing and 2.57% of other operating expenses. These ratios reflect annualized amounts.

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

17.                               SUBSEQUENT EVENTS

The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the nine months ended September 30, 2011, except as disclosed below.

In October 2011, we and Ares Capital CP entered into an amendment to the Revolving Funding Facility to, among other things, increase the amount of the Revolving Funding Facility from $400 million to $500 million.

In October 2011, the total available capital for the SSLP was increased from $5.1 billion to $7.7 billion.  In connection with this increase, GE and Ares Capital agreed to make available to the SSLP up to $6.2 billion and $1.5 billion, respectively.

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

•                  the general economy (including inflation and the U.S. budget deficit) and its impact on the industries in which we invest;

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2010.

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

OVERVIEW

We are a specialty finance company that is a closed-end, non-diversified management investment company incorporated in Maryland. We have elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). We were founded on April 16, 2004, were initially funded on June 23, 2004 and on October 8, 2004 completed our initial public offering.

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

Information presented herein as of the three and nine months ended September 30, 2011 and as of the three and nine months ended September 30, 2010 includes the results of operations and financial condition of the combined company following the Allied Acquisition unless otherwise indicated in the footnotes.

PORTFOLIO AND INVESTMENT ACTIVITY

The Company’s investment activity for the three months ended September 30, 2011 and 2010 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the three months ended
(dollar amounts in millions)	September 30, 2011	September 30, 2010
New investment commitments (1):
New portfolio companies	$418.7	$39.5
Existing portfolio companies(2)	1,011.1	472.3
Total new investment commitments	1,429.8	511.8
Less:
Investment commitments exited(3)	971.8	230.7
Net investment commitments	$458.0	$281.1
Principal amount of investments funded:
Senior term debt	$933.1	$236.0
Senior subordinated debt	—	40.4
Subordinated Certificates of the Senior Secured Loan Fund LLC (the “SSLP”) (4)	56.4	209.9
Equity and other	142.2	23.0
Total	$1,131.7	$509.3
Principal amount of investments sold or repaid excluding investments acquired as part of the Allied Acquisition:
Senior term debt	$621.8	$74.7
Senior subordinated debt	123.4	56.5
Equity and other	69.7	0.1
Total	$814.9	$131.3
Principal amount of investments acquired as part of the Allied Acquisition sold or repaid:
Senior term debt	$60.8	$90.5
Senior subordinated debt	35.3	5.0
Collateralized loan obligations	—	2.5
Equity and other	13.6	1.4
Total	$109.7	$99.4
Number of new investment commitments (5)	20	19
Average new investment commitment amount	$71.5	$26.9
Weighted average term for new investment commitments (in months) (7)	62	57
Percentage of new investment commitments at floating rates	96%	44%
Percentage of new investment commitments at fixed rates	4%	51%
Weighted average yield of debt and income producing securities (6)(7):
Funded during the period at fair value	9.9%	13.0%
Funded during the period at amortized cost	10.0%	13.1%
Exited or repaid during the period at fair value (8)	9.9%	13.2%
Exited or repaid during the period at amortized cost	9.9%	13.2%
Weighted average yield of debt and income producing securities acquired as part of the Allied Acquisition(6):
Exited or repaid during the period at fair value	15.5%	13.3%
Exited or repaid during the period at amortized cost	13.1%	13.2%

(1)                                  New investment commitments include new agreements to fund revolving credit facilities or delayed draw loans.

(2)                                 Includes investment commitments to the SSLP of $56.4 million and $209.9 million for the three months ended September 30, 2011 and 2010, respectively.

(3)                                  Investment commitments exited for the three months ended September 30, 2011 and 2010 include $105.3 million and $99.1 million, respectively, of investment commitments acquired in connection with the Allied Acquisition.

(4)                                 See Notes 4 and 17 to our consolidated financial statements for the three and nine months ended September 30, 2011 for more detail on the SSLP.

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

(8)                                 Represents fair value as of the most recent quarter end.

As of September 30, 2011 and December 31, 2010, investments consisted of the following:

	As of
	September 30, 2011		December 31, 2010
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior term debt	$2,587.4	$2,547.1	$1,722.1	$1,695.5
Subordinated Certificates of the SSLP(1)	777.4	796.5	537.5	561.7
Senior subordinated debt	599.1	529.9	1,055.5	1,014.5
Collateralized loan obligations	92.5	90.7	219.3	261.2
Preferred equity securities	244.0	236.4	137.4	143.5
Other equity securities	480.8	534.5	579.2	607.7
Commercial real estate	22.2	20.1	41.0	33.9
Total	$4,803.4	$4,755.2	$4,292.0	$4,318.0

(1)                                  The proceeds from these certificates were applied to co-investments with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together, “GE”) to fund first lien senior secured loans to 25 and 20 different borrowers as of September 30, 2011 and December 31, 2010, respectively.

The weighted average yields at fair value and amortized cost of the following portions of our portfolio as of September 30, 2011 and December 31, 2010 were as follows:

	As of
	September 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and income producing securities	11.9%	11.9%	13.2%	12.9%
Debt and income producing securities for investments acquired as part of the Allied Acquisition	15.1%	14.7%	15.2%	14.0%
Total portfolio	10.1%	10.2%	10.6%	10.5%
Senior term debt	10.3%	10.5%	10.6%	10.8%
First lien senior term debt	9.8%	9.9%	10.3%	10.2%
Second lien senior term debt	11.6%	11.9%	11.3%	12.1%
Subordinated Certificates of the SSLP (1)	16.0%	15.6%	16.5%	15.8%
Senior subordinated debt	11.1%	12.6%	13.1%	13.6%
Collateralized loan obligations	8.2%	8.4%	18.7%	15.7%
Income producing equity securities (excluding collateralized loan obligations)	10.7%	10.6%	7.7%	7.7%

(1)                                  The proceeds from these certificates were applied to co-investments with GE to fund first lien senior secured loans.

Below is certain information regarding changes in the investments acquired in the Allied Acquisition since April 1, 2010 through September 30, 2011:

	Investments at Fair Value as of						Net Change
	April 1, 2010			September 30, 2011			in Fair Value
(dollar amounts in millions)	$	% of Total Investments	Weighted Average Yield	$	% of Total Investments	Weighted Average Yield	$
Investments with yields less than 10%
Debt with yields less than 10%	$128.3	7.0%	6.5%	$38.4	4.5%	5.0%	$(89.9)
Debt on non-accrual status	335.6	18.3%	—%	58.7	6.8%	—%	(276.9)
Equity securities	270.8	14.8%	—%	183.4	21.4%	0.4%	(87.4)
Commercial real estate and other	34.5	1.9%	3.3%	10.9	1.3%	—%	(23.6)
Total	$769.2	42.0%	1.2%	$291.4	34.0%	0.9%	$(477.8)
Investments with yields equal to or greater than 10%
Debt with yields equal to or greater than 10%	$950.2	51.8%	14.3%	$567.2	66.0%	15.3%	$(383.0)
Collateralized loan obligations	114.4	6.2%	18.9%	—	—%	—%	(114.4)
Total	$1,064.6	58.0%	14.8%	$567.2	66.0%	15.3%	$(497.4)
Total	$1,833.8	100.0%	9.1%	$858.6	100.0%	10.4%	$(975.2)

Since April 1, 2010 and through September 30, 2011, we have decreased the assets comprising the legacy Allied Capital portfolio by approximately $975 million, primarily as a result of exits and repayments, at cost, of approximately $1,128 million and net unrealized depreciation in the portfolio of approximately $42 million, net of other increases of approximately $195 million due to fundings of revolving and other commitments of $128 million, payment-in-kind (“PIK”) interest and accretion of purchase discounts. From April 1, 2010 through September 30, 2011 we also recognized $124 million in net realized gains on the exits and repayments of investments acquired in the Allied Acquisition resulting in total proceeds received from exits and repayments of $1,252 million. Ares Capital intends to continue its strategy of rotating and repositioning a portion of the legacy Allied Capital portfolio, with a focus on reducing our holdings of lower and non-yielding investments, investments on non-accrual and investments that may not be core to our investment strategy. However, there can be no assurance that this strategy will be successful.

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

Set forth below is the grade distribution of our portfolio companies as of September 30, 2011 and December 31, 2010:

	As of
	September 30, 2011				December 31, 2010
(dollar amounts in millions)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 1	$28.3	0.6%	7	5.0%	$13.5	0.3%	10	5.9%
Grade 2	267.7	5.6%	13	9.2%	153.9	3.6%	12	7.1%
Grade 3	4,135.6	87.0%	116	82.3%	3,503.4	81.1%	127	74.7%
Grade 4	323.6	6.8%	5	3.5%	647.2	15.0%	21	12.3%
	$4,755.2	100.0%	141	100.0%	$4,318.0	100.0%	170	100.0%

As of September 30, 2011, the weighted average grade of the investments in our portfolio (excluding investments acquired in connection with the Allied Acquisition), the investments in our portfolio acquired in connection with the Allied Acquisition and the investments in our portfolio as a whole were 3.0, 2.8 and 3.0, respectively. As of December 31, 2010, the weighted average grade of the investments in our portfolio (excluding investments acquired in connection with the Allied Acquisition), the investments in our portfolio acquired in connection with the Allied Acquisition and the investments in our portfolio as a whole were each 3.1.

Investments on non-accrual status as of September 30, 2011 and December 31, 2010, were as follows:

	As of
	September 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments, excluding investments acquired in connection with the Allied Acquisition	1.4%	0.4%	2.3%	0.3%
Investments acquired in connection with the Allied Acquisition	2.6%	1.2%	1.5%	1.0%
	4.0%	1.6%	3.8%	1.3%

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2011 and 2010

Operating results for the three and nine months ended September 30, 2011 and 2010 are as follows:

	For the three months ended		For the nine months ended
(in millions)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Total investment income	$167.4	$138.1	$447.3	$326.2
Total expenses	68.4	67.1	252.8	173.4
Net investment income before income taxes	99.0	71.0	194.5	152.8
Income tax expense (benefit), including excise tax	0.7	(0.2)	4.6	0.4
Net investment income	98.3	71.2	189.9	152.4
Net realized gains from investments and foreign currencies	48.8	1.2	105.0	8.7
Net unrealized gains (losses) from investments	(106.5)	57.5	(74.3)	179.9
Gain from the acquisition of Allied Capital	—	—	—	195.9
Realized losses on extinguishment of debt	—	(1.6)	(19.3)	(2.0)
Net increase in stockholders’ equity resulting from operations	$40.6	$128.3	$201.3	$534.9

Net income can vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and unrealized appreciation and depreciation.  As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

	For the three months ended		For the nine months ended
(in millions)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Interest	$121.5	$107.9	$343.4	$273.4
Capital structuring service fees	28.1	20.6	59.2	30.4
Dividend income	11.3	3.9	26.8	7.8
Management fees	4.2	4.4	12.2	10.1
Other income	2.3	1.3	5.7	4.5
Total investment income	$167.4	$138.1	$447.3	$326.2

The increase in interest income for the three months ended September 30, 2011 was primarily due to the increase in the size of the portfolio from an average of $4.0 billion at amortized cost for the three months ended September 30, 2010 to an average of $4.7 billion at amortized cost for the comparable period in 2011. The increase in capital structuring service fees for the three months ended September 30, 2011 compared to the same period in 2010 was primarily due to the increase in new investment commitments, which increased from $512 million for the three months ended September 30, 2010 to $1.4 billion for the comparable period in 2011.  The increase in dividend income for the three months ended September 30, 2011 was due to an increase in dividend income from Ivy Hill Asset Management, L.P. (“IHAM”) which was $4.8 million for the three months ended September 30, 2011 and $2.5 million for the comparable period in 2010, as well as an increase in dividends from certain portfolio companies. Total dividend income for the three months ended September 30, 2011 included $3.5 million of dividend income that were non-recurring in nature.

The increase in interest income for the nine months ended September 30, 2011 was primarily due to the increase in the size of the portfolio which increased from an average of $3.5 billion at amortized cost for the nine months ended September 30, 2010 to an average of $4.5 billion at amortized cost for the comparable period in 2011. The increase in capital structuring service fees for the nine months ended September 30, 2011 was primarily due to the increase in new investment commitments, which increased from $1.2 billion for the nine months ended September 30, 2010 to $2.8 billion for the comparable period in 2011. The increase in dividend income for the nine months ended September 30, 2011 was due to increase in dividend income from IHAM, which was $14.3 million for the nine months ended September 30, 2011, compared to $4.3 million for the comparable period in 2010, as well as an increase in dividends from certain portfolio companies. Total dividend income for the nine months ended September 30, 2011 included $7.9 million of dividends that were non-recurring in nature.

Operating Expenses

	For the three months ended		For the nine months ended
(in millions)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Interest and credit facility fees	$31.0	$22.8	$89.7	$54.5
Incentive management fees related to pre-incentive fee net investment income	21.7	17.8	54.6	40.9
Incentive management fees related to capital gains per GAAP	(11.5)	—	28.2	—
Base management fees	18.3	15.4	52.5	35.6
Professional fees	3.7	3.2	11.0	9.2
Administrative fees	2.0	2.6	6.9	6.2
Professional fees and other costs related to the Allied Acquisition	1.1	1.5	2.0	17.8
Other general and administrative	2.1	3.8	7.9	9.2
Total operating expenses	$68.4	$67.1	$252.8	$173.4

Interest and credit facility fees for the three and nine months ended September 30, 2011 and 2010, were comprised of the following:

	For the three months ended		For the nine months ended
(in millions)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Stated interest expense	$24.2	$16.7	$66.3	$38.7
Facility fees	0.9	1.0	5.2	3.5
Amortization of debt issuance costs	3.4	2.1	9.6	6.6
Accretion of discount related to the Allied Unsecured Notes	0.1	3.0	2.6	5.7
Accretion of original issue discount on the Convertible Notes	2.4	—	6.0	—
Total interest and credit facility fees expense	$31.0	$22.8	$89.7	$54.5

Stated interest expense for the three and nine months ended September 30, 2011 increased from the comparable periods in 2010 due to the increase in our average principal debt outstanding for such periods and an increase in our weighted average stated interest rate. For the three months ended September 30, 2011, the average principal debt outstanding was $2.0 billion as compared to $1.4 billion for the comparable period in 2010, and the weighted averaged stated interest rate was 4.9% as compared to 4.8% for the comparable period in 2010. For the nine months ended September 30, 2011, the average principal debt outstanding was $1.7 billion as compared to $1.5 billion for the comparable period in 2010, and the weighted average stated interest rate was 5.3% as compared to 2.6% for the comparable period in 2010.  Our weighted average stated interest rate of indebtedness for 2011 increased from the comparable periods in 2010 due to having higher amounts of unsecured indebtedness, with longer durations to maturity and higher stated interest rates, outstanding during the respective periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources, Debt Capital Activities” below.

The increase in base management fees and incentive management fees related to pre-incentive fee net investment income for the three and nine months ended September 30, 2011 from the comparable periods in 2010 was primarily due to the increase in the size of the portfolio and in the case of incentive management fees, the related increase in pre-incentive fee net investment income.  For the three months ended September 30, 2011, we recorded a reduction in accrued capital gains incentive fees in accordance with United States generally accepted accounting principles (“GAAP”) of $11.5 million due to a reduction in cumulative net realized and unrealized gains since June 30, 2011.  For the nine months ended September 30, 2011, the capital gains incentive fee expense was $28.2 million bringing the total capital gains incentive fee accrual in accordance with GAAP to $43.8 million (included in management and incentive fees payable in the consolidated balance sheet) as of September 30, 2011.  As a result of an amendment to the capital gains portion of the incentive fee under the investment advisory and management agreement (the “Capital Gains Amendment”) that was adopted June 6, 2011, the nine months ended September 30, 2011 included an accrual of $26.0 million of capital gains incentive fees in accordance with GAAP as a result of the application of the Capital Gains Amendment with respect to the assets purchased in the Allied Acquisition.  The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and nine months ended September 30, 2011 we did not incur a capital gains fee under the investment advisory and management agreement (“Capital Gains Fee”) and therefore there are no amounts currently due under the agreement.  There was no capital gains incentive fee accrual in accordance with GAAP, nor a Capital Gains Fee recorded for the three and nine months ended September 30, 2010.  See Note 3 to the Company’s consolidated financial statements for the three and nine months ended September 30, 2011 for more information on the incentive and base management fees.

Professional fees include legal, accounting, valuation and other professional fees incurred related to the management of the Company. Administrative fees represent fees paid to Ares Operations for our allocable portion of overhead and other expenses incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staffs. The general increases in professional fees and administrative fees were primarily due to the increase in the size of the company following the Allied Acquisition and the various associated costs of managing a larger portfolio. The decline in professional fees and other costs related to the Allied Acquisition primarily resulted from having substantially completed the integration of Allied Capital by December 31, 2010, and thus we incurred a lower level of expenses in 2011. Other general and administrative expenses include rent, insurance, depreciation, director’s fees and other costs.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company accrues excise tax on estimated excess taxable income. For the three and nine months ended September 30, 2011, a net expense of $2.3 million and $4.1 million, respectively, was recorded for U.S. federal excise tax.  For the three and nine months ended September 30, 2010, the Company recorded no amounts for U.S. federal excise tax.

Certain of our wholly owned subsidiaries are subject to U.S. federal and state income taxes. For the three and nine months ended September 30, 2011, we recorded a tax (benefit) expense of $(1.6) million and $0.5 million, respectively, for these subsidiaries, and for the three and nine months ended September 30, 2010, we recorded a tax (benefit) expense of $(0.2) million and $0.4 million, respectively, for these subsidiaries.

Net Realized Gains/Losses

During the three months ended September 30, 2011, the Company had $973.7 million of sales, repayments or exits of investments resulting in $48.8 million of net realized gains. These sales, repayments or exits included $98.3 million of investments sold to IHAM or certain funds managed by IHAM (see Note 13 to the Company’s consolidated financial statements for the three and nine months ended September 30, 2011 for more detail on IHAM and its managed funds). Net realized gains on investments were comprised of $96.0 million of gross realized gains and $47.2 million of gross realized losses. The $48.8 million of net realized gains included approximately $16.2 million in net realized losses from investments acquired as part of the Allied Acquisition (see Note 15 to the Company’s consolidated financial statements for the three and nine months ended September 30, 2011). The realized gains and losses on investments during the three months ended September 30, 2011 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Reflexite Corporation	$40.9
DSI Renal, Inc.	27.5
Industrial Container Services, LLC	19.9
Knightsbridge CLO 2007-1 Ltd.	3.7
INC Research, Inc.	2.0
Sigma International Group, Inc.	(4.3)
Wastequip, Inc.	(10.2)
Primis Marketing Group, Inc	(14.1)
Cook Inlet Alternative Risk, LLC	(16.5)
Other	(0.1)
Total	$48.8

Additionally, during the three months ended September 30, 2010, the Company had $231.8 million of sales and repayments resulting in $1.2 million of net realized gains. Net realized gains on investments were comprised of $3.6 million of gross realized gains and $2.4 million of gross realized losses. Of the $1.2 million of net realized gains, approximately $1.0 million were from investments acquired as part of the Allied Acquisition.  The realized gains and losses on investments for the three months ended September 30, 2010 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Component Hardware Group, Inc.	$1.9
Promo Works, LLC	1.4
Distant Lands Trading Co.	(1.8)
Other	(0.3)
Total	$1.2

During the nine months ended September 30, 2011, the Company had $1,976.4 million of sales, repayments or exits of investments resulting in $105.0 million of net realized gains. These sales, repayments or exits included $178.8 million of investments sold to IHAM or certain funds managed by IHAM. Net realized gains on investments were comprised of $225.1 million of gross realized gains and $120.1 million of gross realized losses. The $105.0 million of net realized gains included approximately $93.0 million in net realized gains from investments acquired as part of the Allied Acquisition. The realized gains and losses on investments during the nine months ended September 30, 2011 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Reflexite Corporation	$40.9
DSI Renal, Inc.	27.5
Callidus Debt Partners CLO Fund VI, Ltd.	23.9
Industrial Container Services, LLC	19.9
Dryden XVIII Leveraged Loan 2007 Limited	19.3
Callidus MAPS CLO Fund I LLC	15.0
Callidus Debt Partners CLO Fund VII, Ltd.	10.8
Callidus MAPS CLO Fund II, Ltd.	8.2
Callidus Debt Partners CLO Fund IV, Ltd.	8.0
Callidus Debt Partners CLO Fund V, Ltd.	5.7
Border Foods, Inc.	5.2
Callidus Debt Partners CLO Fund III, Ltd.	4.4
BB&T Capital Partners/Windsor Mezzanine Fund, LLC	3.9
Knightsbridge CLO 2007-1 Ltd.	3.7
Direct Buy Holdings, Inc.	2.8
Network Hardware Resale, Inc.	2.8
Univita Health Inc.	2.1
INC Research, Inc.	2.0
Pangaea CLO 2007-1 Ltd.	2.0
Van Ness Hotel, Inc.	(2.3)
Carador PLC	(3.0)
Trivergance Capital Partners, LP	(3.8)
Sigma International Group, Inc.	(4.3)
AWTP, LLC	(7.6)
Universal Trailer Corporation	(7.9)
Coverall North America, Inc.	(8.4)
Summit Business Media, LLC	(10.1)
Wastequip, Inc.	(10.2)
Primis Marketing Group, Inc.	(14.1)
Cook Inlet Alternative Risk, LLC	(16.5)
MPBP Holdings, Inc.	(27.7)
Other	12.8
Total	$105.0

Also during the nine months ended September 30, 2011, in connection with the redemptions of the remaining balances of the 6.000% Notes due on April, 2012 (the “2012 Notes”) and the 6.625% Notes due on July 15, 2011 (the “2011 Notes”), the Company recognized a loss on the extinguishment of debt of $19.3 million.

During the nine months ended September 30, 2010, the Company recognized a gain on the acquisition of Allied Capital of $195.9 million. Additionally, during the nine months ended September 30, 2010, the Company had $1.2 billion of sales and repayments resulting in $8.7 million of net realized gains. The $8.7 million of net realized gains included approximately $1.6 million in net realized gains from investments acquired as part of the Allied Acquisition. These sales and repayments included $94.5 million of loans sold to certain funds managed by IHAM (see Note 13 to the Company’s consolidated financial statements for the three and nine months ended September 30, 2011 for more detail on IHAM and its managed funds). Net realized gains on investments were comprised of $26.2 million of gross realized gains and $17.5 million of gross realized losses. The realized gains and losses on investments for the nine months ended September 30, 2010 consisted of the following:

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

Net Unrealized Gains/Losses

We value our portfolio investments quarterly and any changes in value are recorded as unrealized gains or losses. See “Portfolio Valuation” below. Net unrealized gains and losses during the three and nine months ended September 30, 2011 and 2010 for the Company’s portfolio were comprised of the following:

	For the three months ended		For the nine months ended
(in millions)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Unrealized appreciation	$25.5	$115.6	$114.7	$298.6
Unrealized depreciation	(92.7)	(59.4)	(193.3)	(119.2)
Net unrealized (appreciation) depreciation reversed related to net realized gains or losses (1)	(39.3)	1.3	4.3	0.5
Total net unrealized gains (losses)	$(106.5)	$57.5	$(74.3)	$179.9

(1)          The net unrealized (appreciation) depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

Included in net unrealized gains and losses above were net unrealized gains and losses for the investments acquired as part of the Allied Acquisition as follows:

	For the three months ended		For the nine months ended September 30,
(in millions)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Unrealized appreciation	$6.3	$59.3	$24.6	$132.4
Unrealized depreciation	(38.5)	(41.5)	(98.4)	(68.3)
Net unrealized (appreciation) depreciation reversed related to net realized gains or losses (1)	12.4	1.3	(50.7)	1.3
Total net unrealized gains (losses)	$(19.8)	$19.1	$(124.5)	$65.4

(1)          The net unrealized (appreciation) depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

The changes in unrealized appreciation and depreciation during the three months ended September 30, 2011 consisted of the following:

(in millions) Portfolio Company	Net unrealized appreciation (depreciation)
Ivy Hill Asset Management, L.P.	$9.4
Penn Detroit Diesel Allison, LLC	2.3
CT Technologies Intermediate Holdings, Inc.	(2.5)
MWD Acquisition Sub, Inc.	(2.5)
Infilaw Holding, LLC	(2.6)
Direct Buy Holdings, Inc.	(2.7)
Stag-Parkway, Inc.	(2.9)
CitiPostal Inc.	(3.0)
Allbridge Financial, LLC	(3.5)
Orion Foods, LLC	(3.7)
ADF Restaurant Group, LLC	(4.0)
Industrial Container Services, LLC	(4.4)
Reed Group, Ltd.	(7.1)
eInstruction Corporation	(7.2)
AP Global Holdings, Inc.	(8.4)
Prommis Solutions, LLC	(10.4)
Other	(14.0)
Total	$(67.2)

The changes in unrealized appreciation and depreciation during the three months ended September 30, 2010 consisted of the following:

(in millions) Portfolio Company	Net unrealized appreciation (depreciation)
Senior Secured Loan Fund LLC (1)	$12.8
Air Medical Group Holdings LLC	10.3
Stag-Parkway, Inc.	9.6
Orion Foods, LLC	6.0
DSI Renal, Inc.	5.2
Reflexite Corporation	4.5
Ivy Hill Asset Management, L.P.	4.0
American Broadband Holding Company	4.0
Things Remembered, Inc.	3.2
National Print Group, Inc.	3.1
Bumble Bee Foods, LLC	2.7
Canon Communications LLC	2.4
Insight Pharmaceuticals Corporation	2.4
CT Technologies Intermediate Holdings, Inc	2.3
Callidus Capital Corporation	2.1
Pillar Processing, LLC	(2.1)
ADF Restaurant Group, LLC	(2.3)
Making Memories Wholesale, Inc.	(2.3)
Aquila Binks Forest Development, LLC	(2.4)
Ciena Capital LLC	(3.3)
Campus Management Corp.	(4.2)
Reed Group, Ltd.	(5.2)
BenefitMall Holdings, Inc.	(8.0)
Coverall North America, Inc.	(8.7)
Other	20.1
Total	$56.2

(1)                              See Notes 4 and 17 to the Company’s consolidated financial statements for the three and nine months ended September 30, 2011.

The changes in unrealized appreciation and depreciation during the nine months ended September 30, 2011 consisted of the following:

(in millions) Portfolio Company	Net unrealized appreciation (depreciation)
Ivy Hill Asset Management, L.P.	$41.2
American Broadband Holding Company	5.4
Insight Pharmaceuticals Corporation	4.4
Growing Family, Inc.	4.4
Penn Detroit Diesel Allison LLC	4.0
Savers, Inc.	4.0
Firstlight Financial Corporation	3.6
BenefitMall Holdings, Inc.	3.4
Knightsbridge CLO 2008-1 Ltd.	3.3
Huddle House, Inc.	3.1
AWTP, LLC	2.9
Waste Pro USA, Inc.	2.8
Bushnell Inc.	2.5
DSI Renal, Inc.	2.4
Diversified Collections Services, Inc.	2.2
Vistar Corporation	2.1
R3 Education, Inc.	(2.2)
MWD Acquisition Sub, Inc.	(2.3)
ADF Restaurant Group, LLC	(2.4)
Passport Health Communications, Inc.	(2.4)
Infilaw Holding, LLC	(2.6)
Instituto de Banca y Comercio, Inc.	(2.6)
Pillar Processing, LLC	(3.0)
Callidus Capital Corporation	(3.4)
The Step2 Company, LLC	(4.2)
VSS-Tranzact Holdings, LLC	(4.4)
Industrial Container Services, LLC	(4.4)
Senior Secured Loan Fund LLC (1)	(5.1)
Making Memories Wholesale, Inc.	(5.9)
Reed Group, Ltd.	(6.5)
AP Global Holdings, Inc.	(8.4)
Orion Foods, LLC	(9.0)
CitiPostal Inc.	(9.7)
eInstruction Corporation	(15.4)
Ciena Capital LLC	(16.7)
Direct Buy Holdings, Inc.	(26.2)
Prommis Solutions, LLC	(33.3)
Other	(0.2)
Total	$(78.6)

(1)                                  See Notes 4 and 17 to the Company’s consolidated financial statements for the three and nine months ended September 30, 2011.

The changes in unrealized appreciation and depreciation during the nine months ended September 30, 2010 consisted of the following:

(in millions) Portfolio Company	Net unrealized appreciation (depreciation)
Senior Secured Loan Fund LLC (1)	$25.0
R3 Education, Inc.	15.7
Air Medical Group Holdings LLC	15.1
Stag-Parkway, Inc.	14.1
Ivy Hill Asset Management, L.P.	12.5
DSI Renal, Inc.	11.6
Things Remembered, Inc.	10.1
S.B. Restaurant Company	7.1
Orion Foods, LLC	6.8
Callidus Debt Partners CDO Fund VI, Ltd.	6.4
Component Hardware Group, Inc.	5.5
Woodstream Corporation	5.4
American Broadband Holding Company	4.9
Industrial Container Services, LLC	4.9
Canon Communications LLC	4.8
Callidus Debt Partners CDO Fund VII, Ltd.	4.7
Callidus MAPS CLO Fund II, Ltd.	4.7
Reflexite Corporation	4.5
Bumble Bee Foods, LLC	4.4
Callidus MAPS CLO Fund I LLC	4.1
Tradesmen International, Inc.	4.0
Vantage Oncology, Inc	3.7
Vistar Corporation	3.7
Instituto de Banca y Comercio, Inc.	3.7
Dryden XVIII Leveraged Loan 2007 Limited	3.6
Network Hardware Resale, Inc.	3.4
National Print Group, Inc.	3.2
OTG Management, Inc.	3.1
Callidus Debt Partners Equity Interest, Ltd.	3.1
CT Technologies Intermediate Holdings, Inc.	3.0
Callidus Debt Partners CDO Fund IV, Ltd.	2.9
Waste Pro USA, Inc.	2.7
Callidus Debt Partners CDO Fund V, Ltd.	2.4
NPH, Inc.	2.3
BB&T Capital Partners / Windsor Mezzanine Fund, LLC	2.3
Promo Works, LLC	2.3
eInstruction Corporation	2.2
Web Services Company, LLC	2.2
Community Education Centers, Inc.	2.1
Callidus Debt Partners CDO Fund III, Ltd.	2.1
Carador PLC	2.1
Border Foods, Inc.	(2.4)
Crescent Hotels & Resorts, LLC	(2.6)
Making Memories Wholesale, Inc.	(2.6)
The Step2 Company, LLC	(2.8)
Trivergance Capital Partners, LP	(2.9)
Huddle House, Inc.	(3.4)
Knightsbridge CLO 2007-1 Ltd.	(3.6)
Knightsbridge CLO 2008-1 Ltd.	(3.7)
BenefitMall Holdings, Inc.	(3.8)
ADF Restaurant Group, LLC	(4.4)
Reed Group, Ltd.	(5.1)
Ciena Capital LLC	(5.1)
Aquila Binks Forest Development, LLC	(5.2)
MPBP Holdings, Inc.	(5.2)
Coverall North America, Inc.	(7.3)
FirstLight Financial Corporation	(7.4)
Other	14.5
Total	$179.4

(1)                                  See Notes 4 and 17 to the Company’s consolidated financial statements for the three and nine months ended September 30, 2011.

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

As of September 30, 2011, the Company had $103.1 million in cash and cash equivalents and $1.8 billion in total indebtedness outstanding at carrying value ($1.9 billion at principal amount). Subject to leverage and borrowing base restrictions, the Company had approximately $593.4 million available for additional borrowings under the Revolving Funding Facility and the Revolving Credit Facility as of September 30, 2011.

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

Equity Issuances

There were no sales of our equity securities during the nine months ended September 30, 2011.

The following table summarizes the total number of shares issued and proceeds we received in an underwritten public offering of the Company’s common stock, net of underwriter and offering costs for the nine months ended September 30, 2010:

(in millions, except per share data)	Shares of common stock issued	Offering price per share	Proceeds net of underwriter and offering costs

February 2010 public offering	23.0	$12.75	$277.2
Total for the nine months ended September 30, 2010	23.0		$277.2

Part of the proceeds from the above public offering were used to repay outstanding indebtedness.  The remaining unused portions of the proceeds were used to fund investments in portfolio companies in accordance with our investment objective and strategies and market conditions.

As of September 30, 2011, the Company’s total market capitalization was $2.8 billion compared to $3.4 billion as of December 31, 2010.

Debt Capital Activities

Our debt obligations consisted of the following as of September 30, 2011 and December 31, 2010:

	As of
	September 30, 2011				December 31, 2010
(in millions)	Carrying Value(1)		Total Available(2)		Carrying Value		Total Available(2)
Revolving Funding Facility	$383.0		$400.0		$242.0		$400.0
Revolving Credit Facility	189.8		810.0	(3)	146.0		810.0	(3)
Debt Securitization	91.8		91.8		155.3		183.2
2011 Notes (principal amount outstanding of $0 and $300.6, respectively)	—		—		296.3	(4)	300.6
2012 Notes (principal amount outstanding of $0 and $161.2, respectively)	—		—		158.1	(4)	161.2
February 2016 Convertible Notes (principal amount outstanding of $575.0)	539.4	(5)	575.0		—		—
June 2016 Convertible Notes (principal amount outstanding of $230.0)	215.3	(5)	230.0		—		—
2040 Notes (principal amount outstanding of $200.0)	200.0		200.0		200.0		200.0
2047 Notes (principal amount outstanding of $230.0)	180.9	(4)	230.0		180.8	(4)	230.0
	$1,800.2	(6)	$2,536.8		$1,378.5	(6)	$2,285.0

(1)                                  Except for the Allied Unsecured Notes and the Convertible Notes (each as defined below) all carrying values are the same as the principal amounts outstanding.

(2)                                  Subject to borrowing base and leverage restrictions. Represents the total aggregate amount available under such instrument.

(3)                                  Includes an “accordion” feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $1,050.0 million

(4)                                  Represents the aggregate principal amount outstanding of the applicable series of notes less the unaccreted discount recorded as a part of the Allied Acquisition. The total unaccreted discount on the Allied Unsecured Notes (as defined below) was $49.1 million and $56.6 million at September 30, 2011 and December 31, 2010, respectively.

(5)                                  Represents the aggregate principal amount outstanding of the Convertible Notes less the unaccreted discount initially recorded upon issuance of the Convertible Notes.  The total unaccreted discount for the February 2016 Convertible Notes and the June 2016 Convertible Notes was $35.6 million and $14.7 million, respectively, at September 30, 2011.

(6)                                  Total principal amount of debt outstanding totaled $1,899.6 million and $1,435.1 million at September 30, 2011 and December 31, 2010, respectively.

The weighted average stated interest rate and weighted average maturity, both on principal value, of all our principal indebtedness outstanding as of September 30, 2011 were 5.0% and 10.6 years, respectively. The weighted average interest rate and weighted average maturity of all our outstanding borrowings as of December 31, 2010 were 5.2% and 11.8 years, respectively.

The ratio of total principal amount of indebtedness outstanding to stockholders’ equity as of September 30, 2011 was 0.61:1.00 compared to 0.47:1.00 as of December 31, 2010.

The ratio of total carrying value of indebtedness outstanding to stockholders’ equity as of September 30, 2011 was 0.58:1.00 compared to 0.45:1.00 as of December 31, 2010.

In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of September 30, 2011, our asset coverage was 272%.

Revolving Funding Facility

In October 2004, we formed Ares Capital CP Funding LLC (“Ares Capital CP”), a wholly owned subsidiary of the Company, through which we established a revolving securitized facility (as amended, the “Revolving Funding Facility”). The Revolving Funding Facility allows Ares Capital CP to borrow up to $400 million (see the Recent Developments section as well as Note 17 to our consolidated financial statements for the three and nine months ended September 30, 2011 for more information regarding the Revolving Funding Facility). In connection with the January 22, 2010 amendment, we entered into an Amended and Restated Purchase and Sale Agreement with Ares Capital CP Funding Holdings LLC, our wholly owned subsidiary (“CP Holdings”), pursuant to which we may sell to CP Holdings certain loans that we have originated or acquired (the “Loans”) from time to time, which CP Holdings will subsequently sell to Ares Capital CP, which is a wholly owned subsidiary of CP Holdings. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP.  The January 22, 2010 amendment to the Revolving Funding Facility, among other things, extended the maturity date of the facility to January 22, 2013.

On January 18, 2011, we and Ares Capital CP amended the Revolving Funding Facility to, among other things, provide for a three year reinvestment period until January 18, 2014 (with two one-year extension options, subject to our and our lenders’ consent) and extend the stated maturity date to January 18, 2016 (with two one-year extension options, subject to our and our lenders’ consent).

Subject to certain exceptions, the interest charged on the Revolving Funding Facility is based on LIBOR plus an applicable spread of between 2.25% and 3.75% or on a “base rate” (which is the higher of a prime rate, or the federal funds rate plus 0.50%) plus an applicable spread of between 1.25% to 2.75%, in each case based on a pricing grid depending upon our credit rating. Additionally, we are required to pay a commitment fee of between 0.50% and 2.00% depending on the usage level on any unused portion of the Revolving Funding Facility. As of September 30, 2011, the effective LIBOR spread under the Revolving Funding Facility was 2.75%.

As of September 30, 2011, there was $383.0 million outstanding under the Revolving Funding Facility and the Company and Ares Capital CP were in material compliance with the terms of the Revolving Funding Facility. See Note 5 to the Company’s consolidated financial statements for the three and nine months ended September 30, 2011 for more detail on the Revolving Funding Facility.

Revolving Credit Facility

In December 2005, we entered into a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), under which, as amended, the lenders agreed to extend credit to the Company. The Revolving Credit Facility matures on January 22, 2013 and has commitments totaling $810 million.  The Revolving Credit Facility also includes an “accordion” feature that allows the Company under certain circumstances, to increase the size of the facility to a maximum of $1.05 billion. As of September 30, 2011, there was $189.8 million outstanding under the Revolving Credit Facility and the Company was in material compliance with the terms of the Revolving Credit Facility.  As of September 30, 2011, subject to borrowing base availability, there was $576.4 million available for borrowing (net of standby letters of credits issued).

Subject to certain exceptions, pricing under the Revolving Credit Facility is based on LIBOR plus an applicable spread of between 2.50% and 4.00% or on the “alternate base rate” plus an applicable spread of between 1.50% and 3.00%, in each case, based on a pricing grid depending upon our credit rating. As of September 30, 2011, the effective LIBOR spread under the Revolving Credit Facility was 3.00%.

See Note 5 to the Company’s consolidated financial statements for the three and nine months ended September 30, 2011 for more detail on the Revolving Credit Facility.

Debt Securitization

In July 2006, through ARCC Commercial Loan Trust 2006, a vehicle serviced by our wholly owned subsidiary ARCC CLO 2006 LLC, we completed a $400 million debt securitization (the “Debt Securitization”) and issued approximately $314 million aggregate principal amount of asset-backed notes (the “CLO Notes”) to third parties that were secured by a pool of middle-market loans purchased or originated by the Company. We initially retained approximately $86 million of aggregate principal amount of certain “BBB” and non-rated securities in the Debt Securitization and have subsequently repurchased $34.8 million of the CLO Notes, bringing our total holdings of CLO Notes to $120.8 million (the “Retained Notes”). During the three months ended September 30, 2011, we repaid $46.5 million of the CLO Notes. At September 30, 2011, $91.8 million was outstanding under the CLO Notes (excluding the Retained Notes), which are included in the September 30, 2011 consolidated balance sheet. As of September 30, 2011, the Company was in material compliance with the terms of the Debt Securitization.

The CLO Notes provided for a reinvestment period which ended on June 17, 2011, has a stated maturity of December 20, 2019 and has a blended pricing of LIBOR plus 0.43% as of September 30, 2011. See Note 5 to the Company’s consolidated financial statements for the three and nine months ended September 30, 2011 for more detail on the Debt Securitization.

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

As of September 30, 2011, there was $230.0 million principal amount outstanding of the 2047 Notes which bear interest at a rate of 6.875% and mature on April 15, 2047. The 2047 Notes require payment of interest quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time on or after April 15, 2012, at a par redemption price of $25 per security plus accrued and unpaid interest and upon the occurrence of certain tax events as stipulated in the notes.

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

As of September 30, 2011 the Company was in material compliance with the terms of the 2047 Notes and the 2040 Notes.

See Note 5 to the Company’s consolidated financial statements for the three and nine months ended September 30, 2011 for more detail on the Allied Unsecured Notes and the 2040 Notes.

Convertible Notes

(in millions)	Carrying value as of September 30, 2011(1)
February 2016 Convertible Notes (principal amount of $575.0)	$539.4
June 2016 Convertible Notes (principal amount of $230.0)	$215.3
Total	$754.7

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

As of September 30, 2011, the Company was in material compliance with the terms of the indentures governing the Convertible Notes.  See Note 5 to the Company’s consolidated financial statements for the three and nine months ended September 30, 2011 for more detail on the Convertible Notes.

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

Effective January 1, 2008, the Company adopted Accounting Standards Codification (“ASC”) 820-10 (previously Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements), which expands the application of fair value accounting for investments (see Note 8 to the Company’s consolidated financial statements for the three and nine months ended September 30, 2011).  Investments acquired as part of the Allied Acquisition were accounted for in accordance with ASC 805-10 (previously SFAS No. 141(R), Business Combinations), which requires that all assets be recorded at fair value. As a result, the initial amortized cost basis and fair value for the acquired investments were the same at April 1, 2010 (see Note 15 to the Company’s consolidated financial statements for the three and nine months ended September 30, 2011).

OFF BALANCE SHEET ARRANGEMENTS

The Company has various commitments to fund investments in its portfolio, as described below.

As of September 30, 2011 and December 31, 2010, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments the funding of which is at (or substantially at) the Company’s discretion:

	As of
(in millions)	September 30, 2011	December 31, 2010
Total revolving and delayed draw commitments	$713.7	$260.7
Less: funded commitments	(107.1)	(60.0)
Total unfunded commitments	606.6	200.7
Less: commitments substantially at discretion of the Company	(11.9)	(19.9)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(63.2)	(6.7)
Total net adjusted unfunded revolving and delayed draw commitments	$531.5	$174.1

Included within the total revolving and delayed draw commitments as of September 30, 2011 are commitments to issue up to $73.4 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of September 30, 2011, the Company had $41.5 million in standby letters of credit issued and outstanding on behalf of the portfolio companies, of which no amounts were recorded as a liability on our balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit, $0.2 million expire in December 2011, $0.2 million expire in January 2012, $0.1 million expire in February 2012, $0.8 million expire in April 2012, $0.6 million expire in July 2012, $12.5 million expire in August 2012 and $27.1 million expire in September 2012.

As of September 30, 2011 and December 31, 2010, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships:

	As of
(in millions)	September 30, 2011	December 31, 2010
Total private equity commitments	$181.3	$537.6
Less: funded private equity commitments	(68.3)	(104.3)
Total unfunded private equity commitments	113.0	433.3
Less: private equity commitments substantially at discretion of the Company	(103.7)	(400.4)
Total net adjusted unfunded private equity commitments	$9.3	$32.9

In the ordinary course of business, Allied Capital had issued guarantees on behalf of certain portfolio companies. Under these arrangements, payments would be required to be made to third parties if the portfolio companies were to default on their related payment. As part of the Allied Acquisition, the Company assumed such outstanding guarantees or similar obligations. As a result, as of each of September 30, 2011 and December 31, 2010, the Company had outstanding guarantees or similar obligations totaling $0.8 million.

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

As of September 30, 2011, one of the Company’s portfolio companies, Ciena Capital LLC (“Ciena”), had one non-recourse securitization Small Business Administration (“SBA”) loan warehouse facility, which has reached its maturity date but remains outstanding. Ciena is working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. Allied Capital had previously issued a performance guaranty (which Ares Capital succeeded to as a result of the Allied Acquisition) whereby Ares Capital must indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse facility. As of September 30, 2011, there are no known issues or claims with respect to this performance guaranty.

RECENT DEVELOPMENTS

In October 2011, Ares Capital and Ares Capital CP Funding LLC, a wholly owned subsidiary of Ares Capital, amended its revolving funding facility to, among other things, increase the commitment size from $400 million to $500 million.

In October 2011, the total available capital for the Senior Secured Loan Program was increased from $5.1 billion to $7.7 billion.  In connection with this increase, GE and Ares Capital agreed to make available to the SSLP up to $6.2 billion and $1.5 billion, respectively.

As of November 4, 2011, since September 30, 2011 we had made new investment commitments of $537 million, of which $532 million were funded. Of these new commitments, 57% were in first lien senior secured debt, 29% were in investments in subordinated certificates of the SSLP, 12% were in second lien senior secured debt, and 2% were in equity securities. Of the $537 million of new investment commitments, 98% were floating rate, 1% were fixed rate, and 1% were non-interest bearing. The weighted average yield of debt and income producing securities funded during the period at amortized cost was 12.0%.  We may seek to syndicate a portion of these new investment commitments to third parties, although there can be no assurance that we will be able to do so.

As of November 4, 2011, since September 30, 2011 we had exited $183 million of investment commitments. Of these investment commitments, 80% were in first lien senior secured debt, 17% were in second lien senior secured debt, and 3% were in senior subordinated debt. Of the $183 million of exited investment commitments, 80% were floating rate investments, 3% were fixed rate investments, and 17% were on non-accrual status. The weighted average yield of debt and income producing securities exited or repaid during the period at amortized cost was 9.4%.  On the $183 million of investment commitments exited since September 30, 2011, we recognized total net realized losses of approximately $21 million.  Included within the $183 million of investment commitments exited since September 30, 2011 were $56 million of investment commitments acquired as part of the Allied Acquisition. We recognized net realized losses of approximately $21 million on the investments exited that were acquired as part of the Allied Acquisition.

In addition, as of November 4, 2011, we had an investment backlog and pipeline of $140 million and $340 million, respectively. We may syndicate a portion of these investments and commitments to third parties. The consummation of any of the investments in this backlog and pipeline depends upon, among other things: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. We cannot assure you that we will make any of these investments or that we will syndicate any portion of such investments and commitments.

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

Effective January 1, 2008, the Company adopted ASC 820-10 (previously SFAS No. 157, Fair Value Measurements), which expands the application of fair value accounting for investments (see Note 8 to the Company’s consolidated financial statements for the three and nine months ended September 30, 2011). Investments acquired as part of the Allied Acquisition were accounted for in accordance with ASC 805-10 (previously SFAS No. 141(R), Business Combinations), which requires that all assets be recorded at fair value. As a result, the initial amortized cost basis and fair value for the acquired investments were the same at April 1, 2010 (see Note 15 to the Company’s consolidated financial statements for the three and nine months September 30, 2011).

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as such taxable income is earned.

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

As of September 30, 2011, approximately 21% of the investments at fair value in our portfolio were at fixed rates, approximately 65% were at variable rates, 12% were non-interest earning and 2% were on non-accrual status. Additionally, for the investments at variable rates, 66% of the investments contained interest rate floors (representing 43% of total investments at fair value). The Revolving Credit Facility, the Revolving Funding Facility and the Debt Securitization all bear interest at variable rates with no interest rate floors, while the 2047 Notes, the 2040 Notes and the Convertible Notes bear interest at fixed rates.

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

Based on our September 30, 2011 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$47.3	$19.9	$27.4
Up 200 basis points	$26.6	$13.3	$13.3
Up 100 basis points	$8.0	$6.6	$1.4
Down 100 basis points	$(0.8)	$(1.7)	$0.9
Down 200 basis points	$(0.9)	$(1.7)	$0.8
Down 300 basis points	$(0.9)	$(1.7)	$0.8

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

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

In September 2011, as a part of the Company’s dividend reinvestment plan for our common stockholders, we purchased 371,908 shares of our common stock for $5.2 million in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during the quarter ended September 30, 2011.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 through July 31, 2011	—		—	—	—
August 1, 2011 through August 31, 2011	—		—	—	—
September 1, 2011 through September 30, 2011	371,908	(1)	$13.92	—	—
Total	371,908		$13.92	—	—

(1)          Pursuant to our dividend reinvestment plan, we directed our plan administrator to purchase 371,908 shares in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend for the third quarter of 2011.

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

ARES CAPITAL CORPORATION

Dated: November 8, 2011	By	/s/ Michael J. Arougheti
Michael J. Arougheti
President

Dated: November 8, 2011	By	/s/ Penni F. Roll
Penni F. Roll
Chief Financial Officer