Form 10-K
period 2011-12-31
ARES CAPITAL CORP
filed 2012-02-28
CIK 1287750

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 000-50697

ARES CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	33-1089684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
245 Park Avenue, 44th Floor, New York, New York 10167 (Address of principal executive offices) (Zip Code)
(212) 750-7300 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Global Select Market
7.00% Senior Notes due 2022	The New York Stock Exchange
7.75% Senior Notes due 2040	The New York Stock Exchange
6.875% Senior Notes due 2047	The New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2011, based on the closing price on that date of $16.07 on The NASDAQ Global Select Market, was approximately $3,296,438,554. As of February 27, 2012, there were 221,551,966 shares of the registrant's common stock outstanding.

         Portions of the registrant's Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

 PART I

Item 1.    Business

GENERAL

        Ares Capital Corporation, a Maryland corporation (together with its subsidiaries, where applicable, "Ares Capital" or the "Company," which may also be referred to as "we," "us" or "our"), is a specialty finance company that is a closed-end, non-diversified management investment company. We have elected to be regulated as a business development company, or a "BDC," under the Investment Company Act of 1940, as amended, and the rules and regulations promulgated thereunder or the "Investment Company Act." We were founded on April 16, 2004, were initially funded on June 23, 2004 and completed our initial public offering on October 8, 2004. We are one of the largest BDCs with approximately $5.4 billion of total assets and $15 billion of total committed capital under management as of December 31, 2011, including available debt capacity (subject to leverage and borrowing base restrictions), vehicles directly or indirectly managed or co-managed by us or one of our wholly owned subsidiaries and vehicles managed or sub-managed by our wholly owned portfolio company, Ivy Hill Asset Management, L.P. ("IHAM").

        We are externally managed by our investment adviser, Ares Capital Management LLC ("Ares Capital Management" or our "investment adviser"), a wholly owned subsidiary of Ares Management LLC ("Ares Management"), a global alternative asset manager and a Securities and Exchange Commission ("SEC") registered investment adviser with approximately $46 billion of total committed capital under management as of December 31, 2011. Ares Operations LLC ("Ares Operations" or our "administrator"), our administrator, a wholly owned subsidiary of Ares Management, provides the administrative services necessary for us to operate.

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

        We invest primarily in first and second lien senior loans and mezzanine debt, which in some cases includes an equity component. First and second lien senior loans generally are senior debt instruments that rank ahead of subordinated debt of a given portfolio company. Mezzanine debt is subordinated to senior loans and is generally unsecured. Our investments have generally ranged between $20 million and $250 million each, although the investment size may be more or less than this range. Our investment sizes are expected to grow with our capital availability.

        To a lesser extent, we also make preferred and/or common equity investments, which have generally been non-control equity investments of less than $20 million (usually in conjunction with a concurrent debt investment). However, we may increase the size or change the nature of these investments. Also, as a result of the Allied Acquisition, Allied Capital's equity investments, which included equity investments larger than those we have historically made and controlled portfolio company equity investments, became part of our portfolio. We intend to continue actively seeking opportunities over time to dispose of certain of the assets that were acquired in the Allied Acquisition, particularly non-yielding equity investments and controlled portfolio company equity investments, as well as lower or non-yielding debt investments and investments that may not be core to our investment strategy, and generally rotate them into higher-yielding first and second lien senior loans and mezzanine debt investments. However, there can be no assurance that this strategy will be successful. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity" for further information on the rotation of investments acquired as part of the Allied Acquisition.

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

        We believe that our investment adviser, Ares Capital Management is able to leverage the current investment platform, resources and existing relationships with financial sponsors, financial institutions, hedge funds and other investment firms of Ares Management and its affiliated companies to provide us with attractive investment opportunities. For the purposes of this document we refer to Ares Management and its affiliated companies (other than portfolio companies of its affiliated funds) as "Ares." In addition to deal flow, the Ares investment platform assists our investment adviser in analyzing, structuring and monitoring investments. Ares has been in existence for more than 14 years and its senior principals have an average of over 22 years experience investing in senior loans, high yield bonds, mezzanine debt and private equity securities. The Company has access to the Ares staff of approximately 225 investment professionals and approximately 250 administrative professionals who provide assistance in accounting, finance, legal, compliance, operations, information technology and investor relations.

        While our primary focus is to generate current income and capital appreciation through investments in first and second lien senior loans and mezzanine debt and, to a lesser extent, equity securities of eligible portfolio companies, we also may opportunistically invest up to 30% of our portfolio in non-qualifying assets, as permitted by the Investment Company Act. Specifically, as part of this 30% basket, we may invest in entities that are not considered "eligible portfolio companies" (as defined in the Investment Company Act), including companies outside of the United States, entities that are operating pursuant to certain exceptions to the Investment Company Act, and publicly traded entities whose public equity market capitalization exceeds the levels provided for in the Investment Company Act.

        We and General Electric Capital Corporation and GE Global Sponsor Finance LLC (collectively, "GE") also co-invest through an unconsolidated vehicle, the Senior Secured Loan Fund LLC, which operates using the name "Senior Secured Loan Program" (the "SSLP"). The SSLP was initially formed in December 2007 by Allied Capital and GE to co-invest in "stretch senior" and "unitranche" loans (loans that combine both senior and subordinated debt, generally in a first lien position) of middle-market companies. In October 2009, the Company completed its acquisition from Allied Capital of subordinated certificates issued by the SSLP and management rights in respect thereto. As of December 31, 2011, the SSLP had approximately $7.7 billion of available capital, approximately $5.0 billion in aggregate principal amount of which was funded as of December 31, 2011. At December 31, 2011, we had agreed to make available to the SSLP approximately $1.5 billion, of which approximately $1.1 billion was funded. The SSLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by both an affiliate of GE and the Company. As of December 31, 2011, our investment in the SSLP was approximately $1.1 billion at fair value (including unrealized appreciation of $24.9 million) which represented 20.8% of our total portfolio at fair value.

        In the first quarter of 2011, the staff of the SEC (the "Staff") informally communicated to certain BDCs the Staff's belief that certain entities, which would be classified as an "investment company" under the Investment Company Act but for the exception from the definition of "investment company" set forth in Rule 3a-7 promulgated under the Investment Company Act, could not be treated as eligible portfolio companies (as defined in Section 2(a)(46) of the Investment Company Act). Subsequently, in August 2011 the SEC issued a concept release (the "Concept Release") which states that "[a]s a general matter, the Commission presently does not believe that Rule 3a-7 issuers are the type of small, developing and financially troubled businesses in which Congress intended BDCs primarily to invest" and requested comment on whether or not a 3a-7 issuer should be considered an "eligible portfolio company". Ares Capital continues to believe that the language of Section 2(a)(46) of the Investment Company Act permits a BDC to treat as "eligible portfolio companies" entities that rely on the 3a-7 exception. However, given the current uncertainty in this area (including the language in the Concept Release), Ares Capital has, solely for purposes of calculating the composition of its portfolio pursuant to Section 55(a) of the Investment Company Act, identified such entities, which include the SSLP, as "non-qualifying assets" should the Staff ultimately disagree with Ares Capital's position.

        Our portfolio company, IHAM, manages 10 unconsolidated credit vehicles and sub-manages or sub-advises four other unconsolidated credit vehicles (these vehicles managed or sub-managed/sub-advised by IHAM are collectively referred to as the "IHAM Vehicles"), which are described in more detail under "Ares Capital Corporation Portfolio-Managed Vehicles". We have also made direct investments in securities of certain of these vehicles. As of December 31, 2011, IHAM had total committed capital under management of approximately $3.4 billion, which included approximately $0.3 billion invested by Ares Capital in IHAM or securities issued by the IHAM Vehicles.

        We manage an unconsolidated fund, AGILE Fund I, LLC (the "AGILE Fund"), which had approximately $62 million of total committed capital under management as of December 31, 2011.

About Ares

        Founded in 1997, Ares is a global alternative asset manager and SEC registered investment adviser with approximately $46 billion of total committed capital under management and over 470 employees as of December 31, 2011.

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

        Ares is comprised of the following groups:

  •
  Private Debt Group.  The Ares Private Debt Group manages Ares Capital, Ares Credit Strategies Fund II, L.P., Ares Credit Strategies Fund III, L.P., Ares Mezzanine Partners, L.P., Ares' private debt middle-market financing business in Europe, Ares Capital Europe ("ACE"), as well as the Ares Commercial Real Estate business, which together had approximately $18.5 billion of total committed capital under management as of December 31, 2011, including capital which may be committed for investment both directly and through certain financial services portfolio companies of the Company. The Ares Private Debt Group focuses primarily on non-syndicated first and second lien senior loans and mezzanine debt, which in some cases may include an equity component. The Ares Private Debt Group also makes equity investments in private middle-market companies, usually in conjunction with a concurrent debt investment.

  •
  Capital Markets Group.  The Ares Capital Markets Group had approximately $22.2 billion of total committed capital under management as of December 31, 2011 through a variety of funds and investment vehicles, focusing primarily on syndicated senior secured loans, high yield bonds, distressed debt, other liquid fixed income investments and other publicly traded debt securities.

  •
  Private Equity Group.  The Ares Private Equity Group had approximately $5.6 billion of total committed capital under management as of December 31, 2011, primarily through Ares Corporate Opportunities Fund L.P., Ares Corporate Opportunities Fund II, L.P. and Ares Corporate Opportunities Fund III, L.P. (collectively referred to as "ACOF"). ACOF generally makes private equity investments in amounts substantially larger than the private equity investments anticipated to be made by Ares Capital. In particular, the Ares Private Equity Group generally focuses on control-oriented equity investments in under-capitalized companies or companies with capital structure issues.

        Ares' senior principals have been working together as a group for many years and have an average of over 22 years of experience in leveraged finance, private equity, distressed debt, investment banking and capital markets. They are backed by a large team of highly disciplined professionals. Ares' rigorous investment approach is based upon an intensive, independent financial analysis, with a focus on preservation of capital, diversification and active portfolio management. These fundamentals underlie Ares' investment strategy and have resulted in large pension funds, banks, insurance companies, endowments and certain high net worth individuals investing in Ares' funds.

Ares Capital Management

        Ares Capital Management, our investment adviser, is served by an origination, investment and portfolio management team of approximately 70 investment professionals led by the senior partners of the Ares Private Debt Group: Michael Arougheti, Eric Beckman, Kipp deVeer, Mitchell Goldstein and Michael Smith. Ares Capital Management leverages off of Ares' investment platform and benefits from the significant capital markets, trading and research expertise of Ares' investment professionals. Ares has approximately 225 investment professionals covering current investments in more than 1,100 companies across over 30 industries. Ares Capital Management's investment committee has eight members, including the senior partners of the Ares Private Debt Group, senior partners in the Ares Private Equity Group and a senior adviser to the Ares Capital Markets Group.

MARKET OPPORTUNITY

        We believe that current market conditions present attractive opportunities for us to invest in middle-market companies; specifically:

  •
  We believe that the dislocation in the credit markets that began in 2007 resulted in reduced competition, a widening of credit spreads, increased fees and generally more conservative capital structures and deal terms. These previous market conditions may continue to create favorable opportunities to invest at attractive risk-adjusted returns.

  •
  We believe that many commercial and investment banking lenders have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, commercial and investment banks are limited in their ability to underwrite and syndicate bank loans and high yield securities for middle-market issuers as they seek to build capital and meet future regulatory capital requirements. These factors may result in opportunities for alternative funding sources to middle market companies and therefore more new-issue market opportunities.

  •
  We believe that there is a lack of market participants that are willing to not only underwrite but also hold loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold such loans without having to syndicate them is a competitive advantage.

  •
  We believe there is a large pool of uninvested private equity capital for middle-market businesses. We expect private equity firms will seek to leverage their investments by combining equity capital with senior secured loans and mezzanine debt from other sources such as us.

  •
  We believe that the scheduled expirations of reinvestment periods for a significant amount of collateralized loan obligation vehicles may reduce the amount of funding available for larger middle market businesses over time.

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

COMPETITIVE ADVANTAGES

        We believe that we have the following competitive advantages over other capital providers to middle-market companies:

The Ares Platform

        As of December 31, 2011, Ares managed approximately $46 billion of total committed capital under management in the related asset classes of non-syndicated first and second lien senior loans, syndicated loans, high yield bonds, mezzanine debt and private equity. We believe Ares' current investment platform provides a competitive advantage in terms of access to origination and marketing activities and diligence for Ares Capital. Specifically, the Ares platform provides the Company an advantage through its deal flow generation and investment evaluation process. Ares' asset management platform also provides additional market information, company knowledge and industry insight that benefit the investment and due diligence process. Ares professionals maintain extensive financial sponsor and intermediary relationships, which provide valuable insight and access to transactions and information.

Seasoned Management Team

        Ares' senior professionals have an average of more than 22 years of experience in leveraged finance, including substantial experience in investing in leveraged loans, high yield bonds, mezzanine debt, distressed debt and private equity securities. The investment professionals in Ares' Private Debt Group and members of our investment adviser's investment committee also have significant experience originating and investing across market cycles. As a result of Ares' extensive investment experience and the history of its seasoned management team, Ares has developed a strong reputation across U.S. and European capital markets. We believe that Ares' long history in the leveraged loan market and the extensive experience of its principals originating and investing across market cycles provides Ares Capital with a competitive advantage in identifying, originating, investing in and managing a portfolio of investments in middle-market companies.

Experience and Focus on Middle-Market Companies

        Ares has historically focused on investments in middle-market companies and we benefit from this experience. In sourcing and analyzing deals, our investment adviser benefits from Ares' extensive network of relationships focused on middle-market companies, including management teams, members of the investment banking community, private equity groups and other investment firms with whom Ares has had long-term relationships. We believe this network enables us to identify well-positioned prospective portfolio company investments. The Ares Private Debt Group works closely with Ares' other investment professionals, who together currently oversee a portfolio of investments in over 1,100 companies across over 30 industries, and provide access to an extensive network of relationships and insights into industry trends and the state of the capital markets.

Disciplined Investment Philosophy

        In making its investment decisions, our investment adviser has adopted Ares' long-standing, consistent, credit-based investment approach that was developed over 22 years ago by its founders. Specifically, our investment adviser's investment philosophy, portfolio construction and portfolio management involve an assessment of the overall macroeconomic environment and financial markets and company-specific research and analysis. Its investment approach emphasizes capital preservation, low volatility and minimization of downside risk. In addition to engaging in extensive due diligence from the perspective of a long-term investor, our investment adviser's approach seeks to reduce risk in investments by focusing on:

  •
  businesses with strong franchises and sustainable competitive advantages;

  •
  industries with positive long-term dynamics;

  •
  businesses and industries with cash flows that are dependable and predictable;

  •
  management teams with demonstrated track records and appropriate economic incentives;

  •
  rates of return commensurate with the perceived risks;

  •
  securities or investments that are structured with appropriate terms and covenants; and

  •
  businesses backed by experienced private equity sponsors.

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

Flexible Transaction Structuring and Scale

        We believe that being one of the largest BDCs with approximately $15 billion of total committed capital under management as of December 31, 2011, including available debt capacity (subject to leverage and borrowing base restrictions) and capital available through vehicles directly or indirectly managed or co-managed by us or one of our wholly owned subsidiaries and vehicles managed or sub-managed by certain financial services portfolio companies, makes us a more desirable and flexible capital provider, especially in competitive markets. We are flexible in structuring investments, including the types of investments and the terms associated with such investments. Ares has extensive experience investing in a wide variety of structures for companies with a diverse set of terms and conditions. We believe this approach and experience enables our investment adviser to identify attractive investment opportunities throughout economic cycles and across a company's capital structure so we can make investments consistent with our stated investment objective and preserve principal while seeking appropriate risk adjusted returns. In addition, we have the ability to provide "one stop" financing with the ability to invest capital across the balance sheet and syndicate and hold larger investments than many of our competitors. We believe that the ability to underwrite, syndicate and hold larger investments benefits our stockholders by (a) potentially increasing net income and earnings through syndication, (b) increasing originated deal flow flexibility, (c) broadening market relationships and deal flow, (d) allowing us to optimize our portfolio composition and (e) allowing us to provide capital to middle-market companies, which we believe currently have limited access to capital from traditional lending sources. In addition, we believe that the ability to provide capital at every level of the balance sheet provides a strong value proposition to middle-market borrowers and our senior debt capabilities provide superior deal origination and relative value analysis capabilities compared to traditional "mezzanine only" lenders.

Broad Origination Strategy

        We focus on self-originating most of our investments by pursuing a broad array of investment opportunities in middle-market companies across multiple channels. We also leverage off of the extensive relationships of the broader Ares platform, including relationships with the portfolio companies in the IHAM vehicles, to identify investment opportunities. We believe that this allows for asset selectivity and that there is a significant relationship between proprietary deal origination and credit performance. We believe that our focus on generating proprietary deal flow and lead investing also gives us greater control over capital structure, deal terms, pricing and documentation and enables us to actively manage our portfolio investments. Moreover, by leading the investment process, we are often able to secure controlling positions in credit tranches, thereby providing additional control in investment outcomes. We also have originated substantial proprietary deal flow from middle-market intermediaries, which often allows us to act as the sole or principal source of institutional capital to the borrower.

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

        Also, while we may borrow funds to make investments, our ability to use debt is limited in certain significant respects. As a BDC and a regulated investment company ("RIC") for tax purposes, we are dependent on our ability to raise capital through the issuance of common stock. RICs generally must distribute substantially all of their earnings to stockholders as dividends in order to preserve their status as a RIC and avoid corporate-level U.S. income tax. This requirement, in turn, generally prevents us from using earnings to support our operations including making new investments. Further, BDCs must have at least 200% asset coverage in order to incur debt or issue preferred stock (which we refer to collectively as "senior securities"), which requires us to finance our investments with at least as much equity as senior securities in the aggregate. Our Facilities (as defined herein) also require that we maintain asset coverage of 200%.

MARKET CONDITIONS

        Due to the volatility in global markets, the availability of capital and access to capital markets has been limited over the last several years. As the global liquidity situation and market conditions evolve, we will continue to monitor and adjust our approach to funding accordingly. However, given the unprecedented nature of the recent volatility in the global markets and the uncertainty around the strength of the U. S. economic recovery, there can be no assurances that these activities will be successful. While levels of market disruption and volatility have improved, there can be no assurance that adverse market conditions will not repeat themselves. If they do, we could face materially higher financing costs. Consequently, our operating strategy could be materially and adversely affected. See "Risk Factors—Risks Relating to Our Business—Capital markets have recently been in a period of disruption and instability. These market conditions materially and adversely affected debt and equity capital markets in the United States, which had, and may in the future continue to have, a negative impact on our business and operations."

        In connection with the prior depressed market conditions of the general economy, the stocks of BDCs as an industry have in the past traded at near historic lows as a result of concerns over liquidity, credit quality, leverage restrictions and distribution requirements. In some cases, certain BDCs became "forced sellers" of assets, defaulted on their indebtedness, decreased their distributions to stockholders or announced share repurchase programs. We cannot assure you that the market pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

ARES CAPITAL CORPORATION PORTFOLIO

General

        We have built an investment portfolio of primarily first and second lien loans, mezzanine debt and, to a lesser extent, equity investments in private middle-market companies. Our portfolio is well diversified by industry sector and its concentration to any single issuer is limited. The SSLP consists of a diverse portfolio of loans to 32 different borrowers as of December 31, 2011 and the portfolio companies in the SSLP are in industries similar to the companies in Ares Capital's portfolio. Our investments have generally ranged between $20 million to $250 million each, although the investment size may be more or less than this range depending on capital availability. To a lesser extent, we also make preferred and/or common equity investments, which have generally been non-control equity investments of less than $20 million (usually in conjunction with a concurrent debt investment). However, we may increase the size or change the nature of these investments. Also, as a result of the Allied Acquisition, Allied Capital's equity investments, which included equity investments larger than those we have historically made and controlled portfolio company equity investments, became part of our portfolio. We intend to continue actively seeking opportunities over time to dispose of certain of the assets that were acquired in the Allied Acquisition, particularly non-yielding equity investments and these controlled portfolio company equity investments, as well as lower or non-yielding debt investments and investments that may not be core to our investment strategy, and generally rotate them into higher-yielding first and second lien senior loans and mezzanine debt investments. However, there can be no assurance that this strategy will be successful. See "Management's Discussion and Analysis of Financial Condition and Results of Operations- Portfolio and Investment Activity" for further information on the rotation of investments acquired as part of the Allied Acquisition.

        In addition, the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment we are operating in. In connection with our investing activities, we may make commitments with respect to indebtedness or securities of a potential portfolio company substantially in excess of our final investment. In such situations, while we may initially agree to fund up to a certain dollar amount of an investment, we may subsequently syndicate a portion of such amount to third parties such that we are left with a smaller investment than what was reflected in our original commitment. In addition to originating investments, we may also acquire investments in the secondary market.

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

        Our principal focus is investing in first and second lien senior loans and mezzanine debt and, to a lesser extent, equity capital, of private middle-market companies in a variety of industries. We generally seek to invest in companies in the industries in which Ares' investment professionals have direct expertise. The following is a representative list of the industries in which we have invested:

  •
  Aerospace and Defense

  •
  Business Services

  •
  Consumer Products

  •
  Containers and Packaging

  •
  Education

  •
  Energy

  •
  Environmental Services

  •
  Financial Services

  •
  Food and Beverage

  •
  Healthcare Services

  •
  Investment Funds and Vehicles

  •
  Manufacturing

  •
  Other Services

  •
  Restaurant and Food Services

  •
  Retail

  •
  Telecommunications

        However, we may invest in other industries if we are presented with attractive opportunities.

        The industrial and geographic compositions of our portfolio at fair value as of December 31, 2011 and 2010 were as follows:

	As of December 31,
	2011	2010
Industry
Investment Funds and Vehicles(1)	23.6%	21.4%
Healthcare Services	13.4	17.6
Education	11.2	5.2
Restaurant and Food Services	6.8	7.8
Business Services	6.6	9.3
Financial Services	6.4	8.0
Consumer Products	5.4	6.2
Containers and Packaging	4.5	0.5
Aerospace and Defense	3.6	0.2
Manufacturing	2.8	3.2
Other Services	2.5	2.1
Telecommunications	2.0	2.6
Grocery	1.9	0.0
Retail	1.8	5.5
Energy	1.3	0.0
Other	6.2	10.4

Total	100.0%	100.0%

(1)
Includes our investment in the SSLP (as defined herein), which represented 20.8% and 13.0% of the Company's total portfolio at fair value as of December 31, 2011 and 2010, respectively. The SSLP had made loans to 32 and 20 different borrowers as of December 31, 2011 and 2010, respectively. The portfolio companies in the SSLP are in industries similar to the companies in our portfolio.

	As of December 31,
	2011	2010
Geographic Region
West	48.4%	34.5%
Southeast	21.2	16.5
Midwest	14.5	20.2
Mid-Atlantic	12.8	24.4
Northeast	1.7	1.4
International	1.4	3.0

Total	100.0%	100.0%

        While our primary focus is to generate current income and capital appreciation through investments in first and second lien senior loans and mezzanine debt and, to a lesser extent, equity securities of eligible portfolio companies, we also may opportunistically invest up to 30% of our portfolio in non-qualifying assets, as permitted by the Investment Company Act. Specifically, as part of this 30% basket, we may invest in entities that are not considered "eligible portfolio companies" (as defined in the Investment Company Act), including companies outside of the United States, entities that are operating pursuant to certain exceptions to the Investment Company Act, and publicly traded entities whose public equity market capitalization exceeds the levels provided for in the Investment Company Act.

Managed Vehicles

        We have made investments in our portfolio company, IHAM, which manages ten unconsolidated credit vehicles: Ivy Hill Middle Market Credit Fund, Ltd. ("Ivy Hill I"), Ivy Hill Middle Market Credit Fund II, Ltd. ("Ivy Hill II"), Ivy Hill Middle Market Credit Fund III, Ltd. ("Ivy Hill III"), Ivy Hill Senior Debt Fund, L.P. and related vehicles ("Ivy Hill SDF" and, together with Ivy Hill I, Ivy Hill II and Ivy Hill III, the "Ivy Hill Funds"), Knightsbridge CLO 2007-1 Limited, Emporia Preferred Funding I, Ltd., Emporia Preferred Funding II, Ltd. and Emporia Preferred Funding III, Ltd. (collectively, the "Emporia Funds") and Ares Private Debt Strategies Fund II, L.P. and Ares Private Debt Strategies Fund III, L.P. (collectively, the "PDS Funds"). In addition, IHAM serves as the sub-adviser/sub-manager for four others: CoLTS 2005-1 Ltd., CoLTS 2005-2 Ltd. and CoLTS 2007-1 Ltd. (collectively, the "CoLTS Funds") and FirstLight Funding I, Ltd. ("FirstLight"). As of December 31, 2011, IHAM had total committed capital under management of approximately $3.4 billion, which included approximately $0.3 billion invested by Ares Capital in IHAM or securities issued by the IHAM Vehicles.

        IHAM or certain IHAM Vehicles have purchased investments from us for a purchase price equal to the fair value of such investments at the time of such purchases, including approximately $261 million, $113 million and $46 million for the years ending December 31, 2011, 2010 and 2009, respectively.

        IHAM is party to a separate administration agreement, referred to herein as the "IHAM administration agreement," with our administrator, Ares Operations. Pursuant to the IHAM administration agreement, our administrator provides IHAM with office facilities, equipment, clerical, bookkeeping and record keeping services, and the services of certain personnel to perform research and related services, services of, and oversight of, custodians, depositories, accountants, attorneys, underwriters and such other persons in any other capacity deemed to be necessary. Under the IHAM administration agreement, IHAM reimburses our administrator for all of the actual costs associated with such services, including its allocable portion of our administrator's overhead and the cost of our administrator's officers and respective staff in performing its obligations under the IHAM administration agreement.

        We also manage the AGILE Fund, an unconsolidated fund that had approximately $62 million of total committed capital under management as of December 31, 2011. At December 31, 2011 our investment in the AGILE Fund was $0.1 million at fair value, including unrealized depreciation of $0.1 million.

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

        The Allied Acquisition was accounted for in accordance with the acquisition method of accounting as detailed in Accounting Standards Codification ("ASC") 805-10 (previously Statement of Financial Accounting Standards ("SFAS") No. 141(R)), Business Combinations). The acquisition method of accounting requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity based on their fair values as of the date of acquisition. As described in more detail in ASC 805-10, if the total acquisition date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred, the excess will be recognized as a gain. Upon completion of our determination of the fair value of Allied Capital's identifiable net assets as of April 1, 2010, the fair value of such net assets exceeded the fair value of the consideration transferred, resulting in the recognition of a gain. The valuation of the investments acquired as part of the Allied Acquisition was done in accordance with Ares Capital's valuation policy.

        Set forth below is the allocation of the purchase price to the assets acquired and liabilities assumed in connection with the Allied Acquisition:

(in millions)
Common stock issued	$872.7
Payments to holders of "in-the-money" Allied Capital stock options(1)	35.0

Total purchase price	$907.7

Assets acquired:
Investments	$1,833.8
Cash and cash equivalents	133.5
Other assets	80.1

Total assets acquired	2,047.4
Debt and other liabilities assumed	(943.8)

Net assets acquired	1,103.6

Gain on Allied Acquisition	(195.9)

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

        We intend to continue actively seeking opportunities over time to dispose of certain of the assets that were acquired in the Allied Acquisition, particularly non-yielding equity investments, as well as lower or non-yielding debt investments and investments that may not be core to our investment strategy, and generally rotate them into higher-yielding first and second lien senior loans and mezzanine debt investments. However, there can be no assurance that this strategy will be successful. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity" for further information on the rotation of investments acquired as part of the Allied Acquisition.

INVESTMENT SELECTION

        Ares' investment philosophy was developed over the past 22 years and has remained consistent and relevant throughout a number of economic cycles. We are managed using a similar investment philosophy used by the investment professionals of Ares in Ares' private investment funds.

        This investment philosophy involves, among other things:

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

  •
  performing a detailed review of historical financial performance, including performance through various economic cycles, and the quality of earnings;

  •
  visiting headquarters and company operations and meeting with top and middle-level executives;

  •
  contacting customers and vendors to assess both business prospects and standard practices;

  •
  conducting a competitive analysis, and comparing the issuer to its main competitors on an operating, financial, market share and valuation basis;

  •
  researching the industry for historic growth trends and future prospects as well as to identify future exit alternatives (including available Wall Street research, industry association literature and general news);

  •
  assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth; and

  •
  investigating legal risks and financial and accounting systems.

Selective Investment Process

        After an investment has been identified and preliminary diligence has been completed, a credit research and analysis report is prepared. This report is reviewed by the senior investment professional in charge of the potential investment. If such senior and other investment professionals are in favor of the potential investment, then it is first presented to an underwriting committee, which is comprised of the senior partners of the Ares Private Debt Group. The investment professionals of Ares Capital Management are responsible for the day-to-day management of our portfolio.

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

Debt Investments

        We invest in portfolio companies primarily in the form of first and second lien senior loans and mezzanine debt. The first and second lien senior loans generally have terms of three to seven years. Such first and second lien senior loans have security interests in the assets of our portfolio companies that will serve as collateral in support of the repayment of such loans. First and second lien senior loans generally have floating interest rates, which may have LIBOR floors, and also may provide for some amortization of principal and excess cash flow payments, with the remaining principal balance due at maturity.

        We structure our mezzanine investments primarily as unsecured subordinated loans that provide for relatively high fixed interest rates that provide us with significant current interest income. The mezzanine debt investments generally have terms of up to 10 years. These loans typically have interest-only payments in the early years, with amortization of principal deferred to the later years of the mezzanine investment. In some cases, we may enter into loans that, by their terms, convert into equity or additional debt or defer payments of interest (or at least cash interest) for the first few years after our investment. Also, in some cases our mezzanine debt will be secured by a subordinated lien on some or all of the assets of the borrower.

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

  •
  incorporating "put" rights, call protection and LIBOR floors for floating rate loans, into the investment structure; and

  •
  negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights.

        We generally require financial covenants and terms that require an issuer to reduce leverage, thereby enhancing credit quality. These methods include: (a) maintenance leverage covenants requiring a decreasing ratio of indebtedness to cash flow over time, (b) maintenance cash flow covenants requiring an increasing ratio of cash flow to the sum of interest expense and capital expenditures and (c) indebtedness incurrence prohibitions, limiting a company's ability to take on additional indebtedness. In addition, by including limitations on asset sales and capital expenditures we may be able to prevent a company from changing the nature of its business or capitalization without our consent.

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

Equity Investments

        To a lesser extent, we also make preferred and/or common equity investments, which have generally been non-control equity investments of less than $20 million (usually in conjunction with a concurrent debt investment). However, we may increase the size or change the nature of these investments. Also, as a result of the Allied Acquisition, Allied Capital's equity investments, which included equity investments larger than those we have historically made and controlled portfolio company equity investments, became part of our portfolio. We intend to continue actively seeking opportunities over time to dispose of certain of the assets that were acquired in the Allied Acquisition, particularly non-yielding equity investments and these controlled portfolio company equity investments, as well as lower or non-yielding debt investments and investments that may not be core to our investment strategy, and generally rotate them into higher-yielding first and second lien senior loans and mezzanine debt investments. However, there can be no assurance that this strategy will be successful. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity" for further information on the rotation of investments acquired as part of the Allied Acquisition.

ON-GOING RELATIONSHIPS WITH AND MONITORING OF PORTFOLIO COMPANIES

        We closely monitor each investment we make, maintain a regular dialogue with both the management team and other stakeholders and seek specifically tailored financial reporting. In addition, senior investment professionals may take board seats or obtain board observation rights for our portfolio companies. As of December 31, 2011, of our 141 portfolio companies, we were entitled to board seats or board observation rights on 57% of these companies.

        We seek to exert significant influence post-investment, in addition to covenants and other contractual rights and through board participation, when appropriate, by actively working with management on strategic initiatives. We often introduce managers of companies in which we have invested to other portfolio companies to capitalize on complementary business activities and best practices.

        Our investment adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our investment adviser grades the credit risk of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of acquisition), although it may also take into account under certain circumstances the performance of the portfolio company's business, the collateral coverage of the investment and other relevant factors. Under this system, investments with a grade of 4 involve the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit. Investments graded 3 involve a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 3. Investments graded 2 indicate that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due. An investment grade of 1 indicates that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 1, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 1, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit. For investments graded 1 or 2, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company. Our investment adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of certain of these portfolio investments may be reduced or increased over time.

        As of December 31, 2011, the weighted average grade of our portfolio was 3.0. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity."

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

COMPETITION

        Our primary competitors include public and private funds, commercial and investment banks, commercial financing companies, other BDCs and private equity funds, each of which we compete with for financing opportunities. Many of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. For example, some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than Ares Capital. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC. For additional information concerning the competitive risks we face, see "Risk Factors—Risks Relating to Our Business—We operate in a highly competitive market for investment opportunities."

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

STAFFING

        We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees or affiliates of our investment adviser, Ares Capital Management, and our administrator, Ares Operations, each of which is a wholly owned subsidiary of Ares Management, pursuant to the terms of the investment advisory and management agreement and our amended and restated administration agreement with our administrator, referred to herein as our "administration agreement," respectively, each as described below. Each of our executive officers is an employee or affiliate of Ares Operations or Ares Capital Management. Our day-to-day investment activities are managed by our investment adviser. Most of the services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by Ares Capital Management. Ares Capital Management has approximately 70 investment professionals who focus on origination, transaction development, investment and the ongoing monitoring of our investments. We reimburse both Ares Capital Management and Ares Operations for a certain portion of expenses incurred in connection with such staffing, as described in more detail below. Because we have no employees, Ares Capital does not have a formal employee relations policy.

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

  •
  determines the investments and other assets that we purchase, retain or sell; and

  •
  provides us with such other investment advisory and research and related services as we may from time to time reasonably require.

        Ares Capital Management's services to us under the investment advisory and management agreement are not exclusive, and it is free to furnish similar services to other entities. Similarly, affiliates of our investment adviser may directly or indirectly manage funds or other investment vehicles with investment objectives similar to ours. Accordingly, we may compete with these Ares funds or other investment vehicles managed by our investment adviser and its affiliates for capital and investment opportunities. Ares Capital Management endeavors to allocate investment opportunities in a fair and equitable manner, and in any event consistent with any fiduciary duties owed to Ares Capital. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds or other investment vehicles managed by Ares Capital Management or its affiliates.

        The sole member of Ares Capital Management is Ares Management, a global alternative asset manager and SEC registered investment adviser. Ares funds, including funds managed by Ares, had, as of December 31, 2011, approximately $46 billion of total committed capital under management.

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

        Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation, unrealized capital depreciation or income tax expense related to realized gains. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate (as defined below) for a quarter, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and/or unrealized capital losses.

        Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed "hurdle rate" of 1.75% per quarter. If market credit spreads rise, we may be able to invest our funds in debt instruments that provide for a higher return, which may increase our pre-incentive fee net investment income and make it easier for our investment adviser to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. To the extent we have retained pre-incentive fee net investment income that has been used to calculate this part of the incentive fee, it is also included in the amount of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds) used to calculate the 1.5% base management fee.

        We pay our investment adviser an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

  •
  no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate;

  •
  100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter. We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 2.1875%) as the "catch-up" provision. The "catch-up" is meant to provide our investment adviser with 20% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeded 2.1875% in any calendar quarter; and

  •
  20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter.

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

        Notwithstanding the foregoing, as a result of an amendment to the capital gains portion of the incentive fee under the investment advisory and management agreement (the "Capital Gains Amendment") that was adopted by our stockholders on June 6, 2011, if we are required by Generally Accepted Accounting Principles ("GAAP") to record an investment at its fair value as of the time of acquisition instead of at the actual amount paid for such investment by us (including, for example, as a result of the application of the acquisition method of accounting), then solely for the purposes of calculating the Capital Gains Fee, the "accreted or amortized cost basis" of an investment shall be an amount (the "Contractual Cost Basis") equal to (1) (x) the actual amount paid by the Company for such investment plus (y) any amounts recorded in the Company's financial statements as required by GAAP that are attributable to the accretion of such investment plus (z) any other adjustments made to the cost basis included in the Company's financial statements, including PIK interest or additional amounts funded (net of repayments) minus (2) any amounts recorded in the Company's financial statements as required by GAAP that are attributable to the amortization of such investment, whether such calculated Contractual Cost Basis is higher or lower than the fair value of such investment (as determined in accordance with GAAP) at the time of acquisition.

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

Duration, Termination and Amendment

        At an in-person meeting of our board of directors on March 16, 2011, the form of our current investment advisory and management agreement, including two proposed amendments to our then existing investment advisory and management agreement, was approved by our board of directors with the recommendation that stockholders of the Company vote to approve the proposed amendments. A discussion regarding the basis for our board of directors' approval is available in our proxy statement for our 2011 Annual Stockholders Meeting. On June 6, 2011, our stockholders approved the proposed amendments to our then existing investment advisory and management agreement. On June 6, 2011, the Company entered into our current investment advisory and management agreement, which implemented the following amendments approved by the Company's stockholders:

  (i)
  the quarterly income hurdle rate used in calculating the income portion of the incentive fee payable to the Company's investment adviser was lowered from 2.0% (or 8.0% annually) to 1.75% (or 7.0% annually), the related quarterly catch-up hurdle rate was adjusted from 2.5% to 2.1875% (or from 10.0% to 8.75% annually) and the general hurdle for deferral of payment of incentive fees generally was lowered from 8.0% over the prior four full calendar quarters to 7.0% over the prior four full calendar quarters; and

  (ii)
  the capital gains portion of the incentive fee is calculated using an actual purchase price paid by the Company as the "cost" of such asset even when GAAP requires the Company to record cost at fair value, whether such purchase price is higher or lower than the fair value of such asset at the time of acquisition.

        Unless terminated earlier, the investment advisory and management agreement will automatically renew for successive annual periods if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not "interested persons" of the Company (as defined in the Investment Company Act).

        In voting to approve the current investment advisory and management agreement, the independent directors had the opportunity to consult in executive session with counsel to the Company regarding the approval of such agreement. In reaching a decision to approve the current investment advisory and management agreement, our board of directors reviewed a significant amount of information and considered, among other things:

  (i)
  the nature, extent and quality of the advisory and other services to be provided to the Company by our investment adviser;

  (ii)
  the long and short-term investment performance of the Company and our investment adviser;

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

  (vi)
  the limited potential for our investment adviser and its affiliates to derive additional benefits as a result of our relationship with our investment adviser; and

  (vii)
  various other matters.

        In voting to approve the current investment advisory and management agreement, our board of directors, including all of the directors who are not "interested persons," of the Company, made the following conclusions:

  •
  Nature, Extent and Quality of Services.  Our board of directors considered the nature, extent and quality of the investment selection process employed by our investment adviser, including the flow of transaction opportunities resulting from Ares Capital Management's investment professionals' significant capital markets, trading and research expertise, the employment of Ares Capital Management's investment philosophy, diligence procedures, credit recommendation process, investment structuring, and ongoing relationships with and monitoring of portfolio companies, in light of the investment objective of the Company. Our board of directors also considered our investment adviser's personnel and their prior experience in connection with the types of investments made by us, including such personnel's network of relationships with intermediaries focused on middle-market companies. Our board of directors also considered the benefit and increasing costs of our investment adviser continuing to be able to recruit and retain top talent. In addition, our board of directors considered the other terms and conditions of the investment advisory and management agreement. Our board of directors concluded that the substantive terms of the investment advisory and management agreement (other than the fees payable thereunder, which our board of directors reviewed separately), including the services to be provided, are generally the same as those of comparable BDCs described in the available market data and that it would be difficult to obtain similar services on a comparable basis from other third party services providers or through an internally managed structure. In addition, our board of directors considered the fact that we have the ability to terminate the investment advisory and management agreement without penalty upon 60 days' written notice to our investment adviser. Our board of directors further concluded that our investment adviser is served by a dedicated origination, transaction development and investment team of investment professionals, and that these investment professionals have historically focused on investments in middle- market companies and have developed an investment evaluation process and an extensive network of relationships with financial sponsors and intermediaries focused on middle-market companies, which experience and relationships coincide with our investment objective and generally equal or exceed those of the management teams of other comparable BDCs described in the available market data.

  •
  Investment Performance.  Our board of directors reviewed the long-term and short-term investment performance of the Company and our investment adviser, as well as comparative data with respect to the long-term and short-term investment performance of other BDCs and their externally managed investment advisers. Our board of directors concluded that our investment adviser was delivering results consistent with the investment objective of the Company and that the Company's investment performance was generally above average when compared to comparable BDCs. Our board of directors further determined that in light of the performance history of the Company, our investment adviser's extensive experience with our particular investment objectives and policies and our investment adviser's commitment to the Company, the investment performance of the Company was likely to remain consistent with the approval of the investment advisory and management agreement.

  •
  Costs of the Services Provided to the Company.  Our board of directors considered comparative data based on publicly available information with respect to services rendered and the advisory fees (including the management fees and incentive fees) of other BDCs with similar investment objectives, our operating expenses and expense ratios compared to other BDCs of similar size and with similar investment objectives, as well as the administrative services that our administrator will provide to us at cost. Based upon its review, our board of directors concluded that the fees to be paid under the investment advisory and management agreement are generally similar to those payable under agreements of comparable BDCs described in the available market data. In addition, after examining market data, information prepared by management and a detailed discussion with management, our board of directors determined that while our total expenses (adjusted for certain non-recurring items and including interest expense and credit facility fees) as a percentage of assets for the year ended December 31, 2010 were slightly above average as compared to those disclosed in market data by comparable BDCs, our total expenses (adjusted for certain non-recurring items and excluding interest expense and credit facility fees) as a percentage of assets for the year ended December 31, 2010 were similar to or lower than those disclosed by comparable BDCs. Our board of directors noted that the slightly above average total expenses as a percentage of assets were attributable to increased interest expense as a result of our strategy of decreasing our balance sheet risk by extending debt maturities and refinancing short-term borrowings under floating rate secured debt with long-term fixed rate unsecured debt. Our board of directors further noted that many of our BDC competitors have been unable to access such unsecured debt.

  •
  Economies of Scale.  Our board of directors considered information about the potential for our stockholders to experience economies of scale as the Company grows in size. Our board of directors considered that the private debt business is one of the least scalable businesses because it requires additional resources as it grows and also considered that because there are no break points in our investment adviser's fees, any benefits resulting from the growth in the Company's assets where the Company's fixed costs did not increase proportionately would not inure to the benefit of the stockholders. Therefore, the board determined that the advisory fee structure with respect to the investment advisory and management agreement was reasonable and that no changes were currently necessary to reflect economies of scale.

  •
  Estimated Pro Forma Profitability of the Investment Adviser.  Our board of directors considered information about our investment adviser's budget and determined that, based on the information available to our board of directors, our investment adviser's estimated pro forma profitability with respect to managing the Company was likely equal to or less than the profitability of investment advisers managing comparable BDCs though our board of directors noted that no market data was available for such advisers. Our board of directors noted that it was relying, in particular, on the fact that the management fee payable to our investment adviser is 1.50% (compared to 2.00% for several of the Company's competitors) and is not paid on cash or cash equivalents held by the Company (unlike some of the Company's competitors).

  •
  Limited Potential for Additional Benefits Derived by the Investment Adviser.  Our board of directors concluded that there is limited potential for additional benefits, such as soft dollar arrangements with brokers, to be derived by our investment adviser and its affiliates as a result of our relationship with our investment adviser.

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

        Conflicts of interest may arise if our investment adviser seeks to change the terms of our investment advisory and management agreement, including, for example, the amount of the management fee, the incentive fee or other compensation terms. Any material change to the investment advisory and management agreement must be submitted to stockholders for approval under the Investment Company Act and we may from time to time decide it is appropriate to seek stockholder approval to change the terms of the agreement. See "Risk Factors—Risks Relating to our Business—We are dependent upon certain key personnel of Ares for our future success and upon their access to other Ares investment professionals."

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

ADMINISTRATION AGREEMENT

        We are also party to a separate administration agreement with Ares Operations, an affiliate of our investment adviser and a wholly owned subsidiary of Ares Management. Our board of directors approved the continuation of our administration agreement on March 16, 2011, which extended the term of the agreement until June 1, 2011. Pursuant to the administration agreement, Ares Operations furnishes us with office equipment and clerical, bookkeeping and record keeping services at our office facilities. Under the administration agreement, Ares Operations also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology, and investor relations, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Operations assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement are equal to an amount based upon our allocable portion of Ares

Operations' overhead and other expenses (including travel expenses) incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the compensation of certain of our officers (including our chief compliance officer, chief financial officer, general counsel, treasurer and assistant treasurer) and their respective staffs.

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

LEVERAGE

        We borrow funds to make additional investments, a practice known as "leverage," to attempt to increase return to our common stockholders. With certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the Investment Company Act, equals at least 200% after such borrowing. The amount of leverage that we employ at any particular time will depend on our investment adviser's and our board of directors' assessments of market and other factors at the time of any proposed borrowing. As of February 24, 2012, we had $1.9 billion of total principal debt outstanding under the various debt instruments described below. See "Risk Factors—Risks Relating to Our Business—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing with us."

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

        We are party to a revolving credit facility that currently provides for up to $810 million of borrowings (the "Revolving Credit Facility"). The Revolving Credit Facility also includes an "accordion" feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $1.05 billion. The Revolving Credit Facility matures on January 22, 2013. Subject to certain exceptions, the interest rate charged on the Revolving Credit Facility is based on LIBOR plus an applicable spread of between 2.50% and 4.00% or on the "alternate base rate" plus an applicable spread of between 1.50% and 3.00%, in each case, based on a pricing grid depending upon our credit rating. The current effective LIBOR spread under the Revolving Credit Facility is 3.00% (with no floor).

        Our wholly owned subsidiary Ares Capital CP Funding LLC ("Ares Capital CP") is party to a revolving funding facility, which, as amended, currently provides for up to $500 million of borrowings (the "Revolving Funding Facility"). The Revolving Funding Facility provides for a three-year reinvestment period until January 18, 2015 (with a one-year extension option, subject to our and the lenders' consent) and has a stated maturity of January 18, 2017 (with a one-year extension option, subject to our and the lenders' consent). Subject to certain exceptions, the interest rate charged on the Revolving Funding Facility is based on LIBOR plus 2.50% (with no floor). See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments" and Note 19 to our consolidated financial statements for the year ended December 31, 2011 for information on recent amendments to the Revolving Funding Facility.

        In addition, in January 2012, our wholly owned subsidiary, Ares Capital JB Funding LLC ("ACJB LLC"), entered into an agreement for a revolving funding facility with Sumitomo Mitsui Banking Corporation ("SMBC") pursuant to which SMBC agreed to extend credit of up to $200 million at any one time outstanding (the "SMBC Funding Facility" and together with the Revolving Credit Facility and the Revolving Funding Facility, the "Facilities"). The SMBC Funding Facility provides for a three-year reinvestment period until January 20, 2015 (with two one-year extension options, subject to our and the lenders' consent) and has a stated maturity of January 20, 2020 (with two one-year extension options, subject to our and the lenders' consent). Subject to certain exceptions, the interest rate charged on the SMBC Funding Facility is based on LIBOR plus 2.125% (with no floor) or a "base rate" (which is the greater of a prime rate and the federal funds rate plus 0.50%) plus 1.125% (with no floor). See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments" and Note 19 to our consolidated financial statements for the year ended December 31, 2011 for information on the SMBC Funding Facility.

        Through our wholly owned subsidiary ARCC CLO 2006 LLC ("ARCC CLO") we completed a $400.0 million debt securitization referred to herein as the "Debt Securitization" and issued approximately $314.0 million aggregate principal amount of asset-backed notes, which we refer to as the "CLO Notes," to third parties that are secured by a pool of middle-market loans that were purchased or originated by the Company. We retained approximately $86.0 million of certain "BBB" and non-rated securities in the Debt Securitization and had repurchased $34.8 million of various tranches of the CLO Notes as of December 31, 2011. The reinvestment period for the CLO Notes ended on June 17, 2011. The CLO Notes mature on December 20, 2019. As of December 31, 2011, the current blended interest rate charged on the CLO Notes, excluding fees, is approximately LIBOR plus 0.45% (with no floor).

        As part of the Allied Acquisition, the Company assumed $230.0 million principal amount outstanding of unsecured 6.875% Notes due on April 15, 2047 (the "2047 Notes"). In October 2010, we issued $200.0 million aggregate principal amount of unsecured 7.75% senior notes that mature on October 15, 2040 (the "2040 Notes"). In February 2012, we issued $143.8 million aggregate principal amount of unsecured 7.00% senior notes that mature on February 15, 2022 (the "2022 Notes", and together with the 2047 Notes and the 2040 Notes, the "Unsecured Notes"). The Unsecured Notes are listed on the New York Stock Exchange.

        In January 2011, we issued $575.0 million aggregate principal amount of convertible senior unsecured notes that mature on February 1, 2016 (the "February 2016 Convertible Notes"). Additionally, in March 2011, we issued $230.0 million aggregate principal amount of convertible senior unsecured notes that mature on June 1, 2016 (the "June 2016 Convertible Notes", and together with the February 2016 Convertible Notes, the "Convertible Notes"). The February 2016 Convertible Notes and the June 2016 Convertible Notes bear interest at a rate of 5.75% and 5.125%, respectively.

        We intend to continue borrowing under the Facilities in the future, either secured or unsecured, and we may increase the size of the Facilities or otherwise issue additional debt securities or other evidences of indebtedness in the future.

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

RISKS RELATING TO OUR BUSINESS

Capital markets have recently been in a period of disruption and instability. These market conditions materially and adversely affected debt and equity capital markets in the United States, which had, and may in the future continue to have, a negative impact on our business and operations.

        Beginning in 2007, the U.S. capital markets entered into a period of disruption as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have improved from the beginning of the disruption, there have been recent periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves or worsen in the future. If these adverse and volatile market conditions continue, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2011 annual stockholders meeting, subject to certain determinations required to be made by our board of directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock, at a price below the then current net asset value per share during a period beginning on June 6, 2011 and expiring on the earlier of June 6, 2012 and the date of our 2012 annual stockholders meeting. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the Investment Company Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

        Moreover, the re-appearance of market conditions similar to those experienced from 2007 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness under similar terms and any failure to do so could have a material adverse effect on our business.

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

We are dependent upon certain key personnel of Ares for our future success and upon their access to other Ares investment professionals.

        We depend on the diligence, skill and network of business contacts of certain key personnel of the Ares Private Debt Group. We also depend, to a significant extent, on access to the investment professionals of other groups within Ares and the information and deal flow generated by Ares' investment professionals in the course of their investment and portfolio management activities. Our future success depends on the continued service of the key personnel of the Ares Private Debt Group. The departure of any of these individuals, or of a significant number of the investment professionals or partners of Ares, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure you that Ares Capital Management will remain our investment adviser or that we will continue to have access to Ares' investment professionals or its information and deal flow.

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

        Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our investment adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of our investment adviser's investment committee have substantial responsibilities in connection with their roles at Ares and with the other Ares funds, as well as responsibilities under the investment advisory and management agreement. They may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, Ares will need to hire, train, supervise, manage and retain new employees. However, we cannot assure you that we will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

        In addition, as we grow, we may open up new offices in new geographic regions that may increase our direct operating expenses without corresponding revenue growth.

We may be unable to realize the benefits anticipated by the Allied Acquisition or it may take longer than anticipated to achieve such benefits.

        On April 1, 2010, we consummated the Allied Acquisition. The realization of certain benefits anticipated as a result of the Allied Acquisition will depend in part on the continued integration of Allied Capital's investment portfolio and business with our investment portfolio and business. The dedication of management resources to the legacy Allied Capital portfolio may detract attention from our day-to-day business, including new origination activity, and there can be no assurance that there will not be material adverse consequences to our business, financial condition and results of operations.

        Further, as a result of the Allied Acquisition, Allied Capital's equity investments, including equity investments larger than those we have traditionally made and controlled portfolio company equity investments, became part of our portfolio. We intend to continue actively seeking opportunities over time to dispose of certain of the assets that were acquired in the Allied Acquisition, particularly non-yielding equity investments, as well as lower or non-yielding debt investments and investments that may not be core to our investment strategy, and generally rotate them into higher-yielding first and second lien senior loans and mezzanine debt investments. However, there can be no assurance that this strategy will be successful. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity" for further information on the rotation and repositioning of investments acquired as part of the Allied Acquisition.

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

        In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as "senior securities," such that our asset coverage, as defined in the Investment Company Act, equals at least 200% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. The amount of leverage that we employ will depend on our investment adviser's and our board of directors' assessments of market and other factors at the time of any proposed borrowing or issuance of senior securities. We cannot assure you that we will be able to maintain our current Facilities, obtain other lines of credit or issue senior securities at all or on terms acceptable to us.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

        We may issue senior securities or borrow money from banks or other financial institutions, up to the maximum amount permitted by the Investment Company Act. Under the provisions of the

Investment Company Act, we are permitted, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as defined in the Investment Company Act, equals at least 200% after each such incurrence or issuance. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. In addition, our inability to satisfy this test could cause an event of default under our existing indebtedness. If we cannot satisfy this test, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2011, our asset coverage for senior securities was 252%.

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

        At our 2011 annual stockholders meeting, subject to certain determinations required to be made by our board of directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock, at a price below the then current net asset value per share during a period beginning on June 6, 2011 and expiring on the earlier of June 6, 2012 and the date of our 2012 annual stockholders meeting.

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

        As of December 31, 2011, we had $858.0 million of outstanding borrowings under our Facilities, $77.5 million in aggregate principal amount outstanding of our CLO Notes (excluding the Retained Notes (as defined below)), $430.0 million in aggregate principal amount outstanding of the Unsecured Notes and $805.0 million in aggregate principal amount outstanding of our Convertible Notes. In addition, since December 31, 2011 we have issued an additional $143.8 million of Unsecured Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments" for further information on changes to our indebtedness since December 31, 2011. In order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2011, we must achieve annual returns on our December 31, 2011 total assets of at least 1.9%. The weighted average stated interest rate charged on our outstanding indebtedness as of December 31, 2011 was 4.8%. We intend to continue borrowing under the Facilities in the future and we may increase the size of the Facilities or issue additional debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our investment adviser's and our board of directors' assessments of market and other factors at the time of any proposed borrowing.

        Our Facilities, the CLO Notes, the Unsecured Notes and the Convertible Notes impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC. A failure to renew our Facilities or to add new or replacement debt facilities or issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition or results of operations.

        The following table illustrates the effect on return to a holder of our common stock of the leverage created by our use of borrowing at the weighted average stated interest rate of 4.8% as of December 31, 2011, together with (a) our total value of net assets as of December 31, 2011; (b) $2,170.5 million of principal indebtedness outstanding as of December 31, 2011 and (c) hypothetical annual returns on our portfolio of minus 15% to plus 15%.

Assumed Return on Portfolio (Net of Expenses)(1)	-15%	-10%	-5%	0%	5%	10%	15%
Corresponding Return to Common Stockholders(2)	-29%	-20%	-12%	-3%	5%	14%	22%

(1)
The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulation, this table is calculated as of December 31, 2011. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2011.

(2)
In order to compute the "Corresponding Return to Common Stockholders," the "Assumed Return on Portfolio" is multiplied by the total value of our assets at December 31, 2011 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 4.8% by the $2,170.5 million of principal debt) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of December 31, 2011 to determine the "Corresponding Return to Common Stockholders."

In addition to regulatory requirements that restrict our ability to raise capital, the Facilities, the CLO Notes, the Unsecured Notes and the Convertible Notes contain various covenants that, if not complied with, could accelerate repayment under the Facilities, the CLO Notes, the Unsecured Notes and the Convertible Notes, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

        The agreements governing the Facilities, the CLO Notes, the Unsecured Notes and the Convertible Notes require us to comply with certain financial and operational covenants. These covenants include:

  •
  restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets;

  •
  restrictions on our ability to incur liens; and

  •
  maintenance of a minimum level of stockholders' equity.

        As of the date of this Annual Report, we are in compliance in all material respects with the covenants of the Facilities, the CLO Notes, the Unsecured Notes and the Convertible Notes. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. For example, depending on the condition of the public debt and equity markets and pricing levels, net unrealized depreciation in our portfolio may increase in the future. Any such increase could result in our inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of stockholders' equity.

        Accordingly, although we believe we will continue to be in compliance, there are no assurances that we will continue to comply with the covenants in the Facilities, the CLO Notes, the Unsecured Notes and the Convertible Notes. Failure to comply with these covenants could result in a default under the Facilities, the CLO Notes, the Unsecured Notes or the Convertible Notes that, if we were unable to obtain a waiver from the lenders or holders of such indebtedness, as applicable, such lenders or holders could accelerate repayment under such indebtedness and thereby have a material adverse impact on our business, financial condition and results of operations.

Our credit ratings may change and as a result the cost and flexibility under our debt instruments may change.

        As of December 31, 2011, we had a long-term counterparty credit rating from Standard & Poor's Ratings Services of "BBB," a long-term issuer default rating from Fitch Ratings of "BBB" and a long-term issuer rating from Moody's Investors Service of "Ba1." Interest expense on our Revolving Credit Facility is based on a pricing grid that fluctuates depending on our credit ratings. There can be no assurance that our ratings will be maintained. If our ratings are downgraded, our cost of borrowing will increase.

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

        A number of entities compete with us to make the types of investments that we make in middle-market companies. We compete with other BDCs, public and private funds, commercial and investment banks, commercial financing companies, insurance companies, hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC and that the Code imposes on us as a RIC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to pursue attractive investment opportunities from time to time.

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

        We have elected to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on our income and gain that we distribute to our stockholders as dividends on a timely basis. To qualify as a RIC, we must meet certain income source, asset diversification and annual distribution requirements (and will pay corporate-level U.S. federal income tax on any undistributed income). We may also be subject to certain U.S. federal excise taxes, as well as state, local and foreign taxes.

        To satisfy the annual distribution requirement for a RIC we must distribute to our stockholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income for each year. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the Investment Company Act and financial covenants under our indebtedness that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. We will be subject to corporate-level U.S. federal income tax on any undistributed income and/or gain.

        To qualify as a RIC, we must also meet certain annual income source requirements at the end of each taxable year and asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to (a) dispose of certain investments quickly or (b) raise additional capital to prevent the loss of RIC status. Because most of our investments are in private companies and are generally illiquid, any such dispositions may be at disadvantageous prices and may result in losses. Also, the rules applicable to our qualification as a RIC are complex with many areas of uncertainty. Accordingly, no assurance can be given that we have qualified or will continue to qualify as a RIC. If we fail to qualify as a RIC for any reason and become subject to regular "C" corporation income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders. The recently enacted "Regulated Investment Company Modernization Act of 2010," which is effective for 2011 and later tax years, provides some relief from RIC disqualification due to failures of the income source and asset diversification requirements, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the income source or asset diversification requirements.

We may have difficulty paying our required distributions under applicable tax rules if we recognize income before or without receiving cash representing such income.

        For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or PIK, which represents contractual interest added to the loan principal balance and due at the end of the loan term. Such original issue discount or PIK interest increases in loan balances are included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash, including, for example, amounts attributable to hedging and foreign currency transactions or cancellation of indebtedness income resulting from a restructuring of an investment in debt securities.

        Since, in certain cases, we may recognize income before or without receiving cash in respect of such income, we may have difficulty meeting the U.S. federal income tax requirement to distribute generally an amount equal to at least 90% of our investment company taxable income to maintain our status as a RIC. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thus be subject to additional corporate-level taxes.

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

        Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. In the past, we have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. In addition, we may increase our floating rate investments to position the portfolio for rate increases. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. Hedging transactions may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

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

        A large percentage of our portfolio investments are not publicly traded. The fair value of investments that are not publicly traded may not be readily determinable. We value these investments quarterly at fair value as determined in good faith by our board of directors based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period. The valuation process is conducted at the end of each fiscal quarter, with a minimum of 50% (based on value) of our valuations of portfolio companies without readily available market quotations subject to review by an independent valuation firm each quarter. However, we may use additional independent valuation firms to review the value of our investments more frequently, including in connection with the occurrence of significant events or changes in value affecting a particular investment. In addition, our independent accountants review our valuation process as part of their overall integrated audit. The types of factors that may be considered in valuing our investments include the enterprise value of the portfolio company (an estimate of the total fair value of the portfolio company's debt and equity), the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed and may differ materially from the values that we may ultimately realize. Our net asset value per share could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we realize upon disposition of such investments.

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

        Certain of our executive officers and directors, and members of the investment committee of our investment adviser, serve or may serve as officers, directors or principals of other entities and affiliates of our investment adviser and investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders' best interests or that may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. Certain members of our investment adviser's investment committee have significant responsibilities for other Ares funds. For example, Messrs. Ressler and Rosenthal are required to devote a substantial majority of their business time to the affairs of ACOF. Similarly, although the professional staff of our investment adviser will devote as much time to the management of the Company as appropriate to enable our investment adviser to perform its duties in accordance with the investment advisory and management agreement, the investment professionals of our investment adviser may have conflicts in allocating their time and services among the Company, on the one hand, and investment vehicles managed by Ares or one or more of its affiliates, on the other hand. These activities could be viewed as creating a conflict of interest insofar as the time and effort of the professional staff of our investment adviser and its officers and employees will not be devoted exclusively to the business of the Company but will instead be allocated between the business of the Company and the management of these other investment vehicles. However, Ares believes that the efforts of such individuals are synergistic with and beneficial to the affairs of Ares Capital, ACOF and these other investment vehicles managed by Ares or its affiliates.

        In addition, certain Ares funds may have investment objectives that compete or overlap with, and may from time to time invest in asset classes similar to those targeted by, Ares Capital. Consequently, we, on the one hand, and these other entities, may from time to time pursue the same or similar capital and investment opportunities. Ares and our investment adviser endeavor to allocate investment opportunities in a fair and equitable manner, and in any event consistent with any fiduciary duties owed to Ares Capital. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds managed by investment managers affiliated with Ares. In addition, there may be conflicts in the allocation of investment opportunities among us and the funds managed by us or one or more of our controlled affiliates or among the funds they manage. We may or may not participate in investments made by funds managed by us or one or more of our controlled affiliates.

        We have from time to time sold assets to certain of the vehicles managed by IHAM and, as part of our investment strategy, we may offer to sell additional assets to vehicles managed by us and/or one or more of our controlled affiliates (including IHAM) or we may purchase assets from vehicles managed by us and/or one or more of our controlled affiliates. In addition, vehicles managed by us or one or more of our controlled affiliates (including IHAM) may offer assets to or may purchase assets from one another. While assets may be sold or purchased at prices that are consistent with those that could be obtained from third parties in the marketplace, and although these types of transactions generally require approval of one or more independent parties, there may be an inherent conflict of interest in such transactions between us and funds managed by us or one of our controlled affiliates.

        We pay management and incentive fees to our investment adviser, and reimburse our investment adviser for certain expenses it incurs. In addition, investors in our common stock will invest on a gross basis and receive distributions on a net basis after expenses, resulting in, among other things, a lower rate of return than one might achieve if distributions were made on a gross basis.

        Our investment adviser's base management fee is based on a percentage of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) and, consequently, our investment adviser may have conflicts of interest in connection with decisions that could affect our total assets, such as decisions as to whether to incur indebtedness or to make future investments.

        The part of the incentive fee payable by us to our investment advisor that relates to our pre-incentive fee net investment income is computed and paid on income that may include interest that is accrued but not yet received in cash. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible.

        Our investment advisory and management agreement renews for successive annual periods if approved by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not "interested persons" of the Company as defined in Section 2(a)(19) of the Investment Company Act. However, both we and our investment adviser have the right to terminate the agreement without penalty upon 60 days' written notice to the other party. Moreover, conflicts of interest may arise if our investment adviser seeks to change the terms of our investment advisory and management agreement, including, for example, the terms for compensation. While any material change to the investment advisory and management agreement must be submitted to stockholders for approval under the Investment Company Act, we may from time to time decide it is appropriate to seek stockholder approval to change the terms of the agreement.

        We are party to an administration agreement with our administrator, Ares Operations, a wholly owned subsidiary of Ares, pursuant to which our administrator furnishes us with administrative services and we pay our administrator at cost our allocable portion of overhead and other expenses (including travel expenses) incurred by our administrator in performing its obligations under our administration agreement, including our allocable portion of the cost of certain of our officers (including our chief compliance officer, chief financial officer, general counsel, secretary and treasurer) and their respective staffs, but not investment professionals.

        Our portfolio company, IHAM, is party to an administration agreement, referred to herein as the "IHAM administration agreement," with Ares Operations. Pursuant to the IHAM administration agreement, our administrator provides IHAM with administrative services and IHAM reimburses our administrator for all of the actual costs associated with such services, including its allocable portion of our administrator's overhead and the cost of our administrator's officers and respective staff in performing its obligations under the IHAM administration agreement. Prior to entering into the IHAM administration agreement, IHAM was party to a services agreement with our investment adviser, pursuant to which our investment adviser provided similar services.

        We are party to an office lease that will expire in February 2026 pursuant to which we are leasing office facilities from a third party. We also entered into separate subleases with Ares Management and IHAM, pursuant to which Ares Management and IHAM sublease approximately 15% and 20%, respectively, of our office space, for a fixed rent equal to 15% and 20%, respectively, of the basic annual rent payable by us under our office lease, plus certain additional costs and expenses.

        As a result of the arrangements described above, there may be times when the management team of Ares (including those members of management focused primarily on managing Ares Capital) has interests that differ from those of our stockholders, giving rise to a conflict.

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

        On July 21, 2010, President Obama signed into law the Dodd-Frank Act. Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. In particular, Title IV of the Dodd-Frank Act, the Private Fund Investment Advisers Registration Act of 2010 (the "Advisers Registration Act"), eliminates the "private adviser exemption" from SEC registration currently contained in Section 203(b)(3) of the Advisers Act and requires private advisers who had been relying on that exemption to register with the SEC by March 30, 2012. This provision exempted from registration investment advisers who do not hold themselves out to the public as investment advisers and have fewer than 15 clients. As a result, many investment advisers to private funds (with some exceptions) will be required to register with the SEC and will become subject to substantial regulatory reporting and recordkeeping requirements regarding the private funds they advise. Consequently, the Advisers Registration Act will likely require our wholly owned portfolio company, IHAM, to register as an investment adviser under the Advisers Act. This would require IHAM to comply with the regulatory restrictions and obligations imposed on registered investment advisers generally. In addition, as a BDC, we are currently restricted in our ability to invest in a registered investment adviser.

        We are seeking relief from the SEC to enable us to continue to invest in IHAM following any registration by IHAM as a registered investment adviser; however, there can be no assurance that such relief will be granted. If we are not able to obtain such relief, we may not be able to make future investments in IHAM, which could harm IHAM's business and the performance of our investment in IHAM or we may be forced to dispose of our interests in IHAM at a time or in a manner we would not consider to be advantageous.

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

        Our investment adviser has not assumed any responsibility to us other than to render the services described in the investment advisory and management agreement, and it will not be responsible for any action of our board of directors in declining to follow our investment adviser's advice or recommendations. Pursuant to the investment advisory and management agreement, our investment adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entity affiliated with it will not be liable to us for their acts under the investment advisory and management agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our investment adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entity affiliated with it with respect to all damages, liabilities, costs and expenses resulting from acts of our investment adviser not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the investment advisory and management agreement. These protections may lead our investment adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See "Risk Factors—Risks Relating to Our Investments—Our investment adviser's incentive fee may induce it to make certain investments, including speculative investments."

We may be obligated to pay our investment adviser incentive compensation even if we incur a loss.

        Our investment adviser is entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our pre-incentive fee net investment income for that quarter (before deducting incentive compensation and certain other items) above a threshold return for that quarter. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses or depreciation and income taxes related to realized gains that we may incur in the fiscal quarter, even if such capital losses or depreciation and income taxes related to realized gains result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our investment adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.

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

        Further, we and certain of our controlled affiliates are prohibited under the Investment Company Act from knowingly participating in certain transactions with our upstream affiliates, or our investment adviser and its affiliates, without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our upstream affiliate for purposes of the Investment Company Act and we are generally prohibited from buying or selling any security (other than our securities) from or to such affiliate, absent the prior approval of our independent directors. The Investment Company Act also prohibits "joint" transactions with an upstream affiliate, or our investment adviser or its affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors. In addition, we and certain of our controlled affiliates are prohibited from buying or selling any security from or to, or entering into joint transactions with, our investment adviser and its affiliates, or any person who owns more than 25% of our voting securities or is otherwise deemed to control, be controlled by, or be under common control with us, absent the prior approval of the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance). The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances.

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

RISKS RELATING TO OUR INVESTMENTS

Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio, which in turn would reduce our net asset value.

        As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our board of directors. We may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (an estimate of the total fair value of the portfolio company's debt and equity), the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company's securities to similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer unrealized losses, which could have a material adverse impact on our business, financial condition and results of operations.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

        Many of our portfolio companies may be susceptible to economic downturns or recessions (including the recent economic downturn that began in 2007) and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results. We experienced to some extent such effects during the recent economic downturn and may experience such effects again in any future downturn or recession.

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

        The debt that we invest in is typically not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than "Baa3" by Moody's Investors Service, lower than "BBB-" by Fitch Ratings or lower than "BBB-" by Standard & Poor's Ratings Services). Indebtedness of below investment grade quality is regarded as having predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. Therefore, our investments may result in an above average amount of risk and volatility or loss of principal. We also invest in assets other than first and second lien and mezzanine debt investments, including high-yield securities, U.S. government securities, credit derivatives and other structured securities and certain direct equity investments. These investments entail additional risks that could adversely affect our investment returns.

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

        As a result of the Allied Acquisition, Allied Capital's equity investments, including equity investments larger than those we have traditionally made and controlled portfolio company equity investments, became part of our portfolio. We intend to continue actively seeking opportunities over time to dispose of certain of these investments and generally rotate them into higher-yielding first and second lien senior loans and mezzanine debt or other investments. However, there can be no assurance that this strategy will be successful.

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

When we are a debt or minority equity investor in a portfolio company, we are often not in a position to exert influence on the entity, and other equity holders and management of the company may make decisions that could decrease the value of our portfolio holdings.

        When we make debt or minority equity investments, we are subject to the risk that a portfolio company may make business decisions with which we disagree and the other equity holders and management of such company may take risks or otherwise act in ways that do not serve our interests. As a result, a portfolio company may make decisions that could decrease the value of our investment.

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

        The incentive fee payable by us to Ares Capital Management may create an incentive for Ares Capital Management to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to our investment adviser is determined, which is calculated as a percentage of the return on invested capital, may encourage our investment adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock and the holders of securities convertible into our common stock. In addition, our investment adviser will receive the incentive fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, our investment adviser may have a tendency to invest more in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

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

RISKS RELATING TO OUR COMMON STOCK AND PUBLICLY TRADED NOTES

Our shares of common stock have traded at a discount from net asset value and may do so again in the future, which could limit our ability to raise additional equity capital.

        Shares of closed-end investment companies frequently trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to predict whether any shares of our common stock will trade at, above, or below net asset value. In the recent past, including during much of 2009, the stocks of BDCs as an industry, including at times shares of our common stock, traded below net asset value and at near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2011 annual stockholders meeting, subject to certain determinations required to be made by our board of directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock, at a price below the then current net asset value per share during a period beginning on June 6, 2011 and expiring on the earlier of June 6, 2012 and the date of our 2012 annual stockholders meeting.

There is a risk that investors in our common stock may not receive dividends or that our dividends may not grow over time and that investors in our debt securities may not receive all of the interest income to which they are entitled.

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

        The above-referenced restrictions on distributions may also inhibit our ability to make required interest payments to holders of our debt, which may cause a default under the terms of our debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

        The Maryland General Corporation Law, our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control of Ares Capital or the removal of our directors. We are subject to the Maryland Business Combination Act (the "Business Combination Act"), subject to any applicable requirements of the Investment Company Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board or disinterested directors do not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (the "Control Share Acquisition Act") acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such an offer.

        We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our board of directors into three classes serving staggered three-year terms, and provisions of our charter authorizing our board of directors to classify or reclassify shares of our stock into one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our charter from time to time, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may discourage, delay, defer, make more difficult or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

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

  •
  future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities, including the Convertible Notes;

  •
  uncertainty surrounding the strength of the U.S. economic recovery;

  •
  concerns regarding European sovereign debt;

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

Our stockholders may experience dilution upon the conversion of the Convertible Notes.

        The February 2016 Convertible Notes are convertible into shares of our common stock beginning August 15, 2015 or, under certain circumstances, earlier and the June 2016 Convertible Notes are convertible into shares of our common stock beginning on December 15, 2015 or, under certain circumstances, earlier. Upon conversion of the Convertible Notes, we have the choice to pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. The current conversion price of the February 2016 Convertible Notes is approximately $19.13 per share of common stock and the current conversion price of the June 2016 Convertible Notes is approximately $19.04 per share, in each case subject to adjustment in certain circumstances. If we elect to deliver shares of common stock upon a conversion at the time our tangible book value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the Convertible Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.

Our stockholders may receive shares of our common stock as dividends, which could result in adverse tax consequences to them.

        In order to satisfy the annual distribution requirement applicable to RICs, we have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion can be as low as 10% for dividends declared with respect to our taxable years ending on or before December 31, 2011) and certain requirements are met, the entire distribution would be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder would be taxed on 100% of the fair market value of the dividend on the date a stockholder received it in the same manner as a cash dividend, even though most of the dividend was paid in shares of our common stock.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

        Sales of substantial amounts of our common stock, or the availability of such common stock for sale (including as a result of the conversion of our Convertible Notes into common stock), could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

The trading market or market value of our publicly issued debt securities may fluctuate.

        Our publicly issued debt securities may or may not have an established trading market. We cannot assure you that a trading market for our publicly issued debt securities will ever develop or be maintained if developed. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, our publicly issued debt securities. These factors include, but are not limited to, the following:

  •
  the time remaining to the maturity of these debt securities;

  •
  the outstanding principal amount of debt securities with terms identical to these debt securities;

  •
  the ratings assigned by national statistical ratings agencies;

  •
  the general economic environment;

  •
  the supply of debt securities trading in the secondary market, if any;

  •
  the redemption or repayment features, if any, of these debt securities;

  •
  the level, direction and volatility of market interest rates generally; and

  •
  market rates of interest higher or lower than rates borne by the debt securities.

        You should also be aware that there may be a limited number of buyers when you decide to sell your debt securities. This too may materially adversely affect the market value of the debt securities or the trading market for the debt securities.

Terms relating to redemption may materially adversely affect your return on any debt securities that we may issue.

        If your debt securities are redeemable at our option, we may choose to redeem your debt securities at times when prevailing interest rates are lower than the interest rate paid on your debt securities. In addition, if your debt securities are subject to mandatory redemption, we may be required to redeem your debt securities also at times when prevailing interest rates are lower than the interest rate paid on your debt securities. In this circumstance, you may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as your debt securities being redeemed.

Our credit ratings may not reflect all risks of an investment in our debt securities.

        Our credit ratings are an assessment by third parties of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our debt securities. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of or trading market for the publicly issued debt securities.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We do not own any real estate or other physical properties materially important to our operation. Our headquarters are currently located at 245 Park Avenue, 44th Floor, New York, New York 10167. We rent the office space directly from a third party pursuant to a lease that expires in February 2026. We also entered into separate subleases with Ares Management and IHAM, pursuant to which Ares Management and IHAM sublease approximately 15% and 20%, respectively, of our office space, for a fixed rent equal to 15% and 20%, respectively, of the basic annual rent payable by us under our office lease, plus certain additional costs and expenses.

Item 3.    Legal Proceedings

        We are party to certain lawsuits in the normal course of business. Allied Capital was also involved in various other legal proceedings that we assumed in connection with the Allied Acquisition. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any such legal proceedings cannot at this time be predicted with certainty, we do not expect these matters will materially affect our business, financial condition or results of operations.

Item 4.    Mine Safety Disclosures

        Not applicable.

 PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

PRICE RANGE OF COMMON STOCK

        Our common stock is traded on The NASDAQ Global Select Market under the symbol "ARCC." We completed our initial public offering in October 2004 at a price of $15.00 per share. Prior to October 2004, there was no public market for our common stock. Our common stock has historically traded at prices both above and below our net asset value per share. It is not possible to predict whether our common stock will trade at, above or below net asset value. See "Risk Factors—Risks Relating to our Common Stock and Publicly Traded Notes—Our shares of common stock may trade at discounts from net asset value, which limits our ability to raise additional equity capital."

        The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock as reported on The NASDAQ Global Select Market and the dividends declared by us for each fiscal quarter for the years ended December 31, 2010 and 2011. On February 24, 2012, the last reported closing sales price of our common stock on The NASDAQ Global Select Market was $16.13 per share, which represented a premium of approximately 5% to the net asset value per share reported by us as of December 31, 2011.

		Price Range
	Net Asset Value(1)			Cash Dividend Per Share(2)
		High	Low
Fiscal 2010
First quarter	$11.78	$14.82	$11.75	$0.35
Second quarter	$14.11	$16.40	$12.53	$0.35
Third quarter	$14.43	$15.89	$12.44	$0.35
Fourth quarter	$14.92	$17.26	$15.64	$0.35
Fiscal 2011
First quarter	$15.45	$17.83	$16.08	$0.35
Second quarter	$15.28	$17.71	$15.70	$0.35
Third quarter	$15.13	$16.30	$13.07	$0.35
Fourth quarter	$15.34	$15.95	$13.26	$0.36

(1)
Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.

(2)
Represents the dividend declared in the relevant quarter.

HOLDERS

        As of February 24, 2012, there were 2,067 holders of record of our common stock (including Cede & Co.).

 DIVIDEND/DISTRIBUTION POLICY

        We currently intend to distribute quarterly dividends or distributions to our stockholders. Our quarterly dividends or distributions, if any, are determined by our board of directors.

        The following table summarizes our dividends and distributions declared during 2010 and 2011:

Date Declared	Record Date	Payment Date	Amount
February 25, 2010	March 15, 2010	March 31, 2010	$0.35
May 10, 2010	June 15, 2010	June 30, 2010	$0.35
August 5, 2010	September 15, 2010	September 30, 2010	$0.35
November 4, 2010	December 15, 2010	December 31, 2010	$0.35

Total declared for 2010			$1.40

March 1, 2011	March 15, 2011	March 31, 2011	$0.35
May 3, 2011	June 15, 2011	June 30, 2011	$0.35
August 4, 2011	September 15, 2011	September 30, 2011	$0.35
November 8, 2011	December 15, 2011	December 30, 2011	$0.36

Total declared for 2011			$1.41

        Of the dividends and distributions declared during the year ended December 31, 2010, the entire $1.40 per share was comprised of ordinary income. Of the $1.41 per share in dividends and distributions declared during the year ended December 31, 2011, $1.16 per share was comprised of ordinary income and $0.25 per share was comprised of long-term capital gains.

        To maintain our RIC status, we must timely distribute an amount equal to at least 90% of our investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short term taxable gains) to our stockholders. In addition, the Company generally will be required to pay an excise tax equal to 4% of the amount by which (i) 98% of the Company's ordinary income recognized during a calendar year and (ii) 98.2% of the Company's capital gain net income, as defined by the Code, recognized for the one year period ending on October 31st of a calendar year exceeds the distributions for the year. The taxable income on which excise tax is paid is generally distributed to stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income for distribution in the following year, and pay any applicable excise tax. For the years ended December 31, 2011 and 2010, we recorded an excise tax expense of $6.6 million and $2.2 million, respectively. We cannot assure you that we will achieve results that will permit the payment of any cash distributions. We maintain an "opt out" dividend reinvestment plan for our common stockholders. As a result, if we declare a cash dividend, then stockholders' cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically opt out of the dividend reinvestment plan so as to receive cash dividends.

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

        We did not sell any equity securities during the period covered by this report that were not registered under the Securities Act.

ISSUER PURCHASES OF EQUITY SECURITIES

        For the year ended December 31, 2011, as a part of our dividend reinvestment plan for our common stockholders, we purchased 785,226 shares of our common stock in the open market.

 COMPARISON OF CUMULATIVE TOTAL RETURN AMONG ARES CAPITAL
CORPORATION, S&P 500 AND S&P SPECIALIZED FINANCE INDEX

Comparison of Cumulative Five-Year Total Return

SOURCE:	Standard & Poor's Institutional Market Services
NOTES:	Assumes $100 invested on 10/8/2004 (the date of Ares Capital's initial public offering) in Ares Capital, in S&P 500 and in S&P Specialized Finance Index. Assumes all dividends are reinvested on a monthly basis.

	Dec07	Dec08	Dec09	Dec10	Dec11
Ares Capital	85	44	105	153	157
S&P 500 Index	105	66	84	97	99
S&P Specialized Finance Index	95	33	42	44	40

        The graph and other information furnished under this Part II Item 5(d) of this Form 10-K shall not be deemed to be "soliciting material" or to be "filed" with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act, as amended.

Item 6.    Selected Financial Data

        The following selected financial and other data for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 are derived from our consolidated financial statements which have been audited by KPMG LLP, an independent registered public accounting firm whose report thereon is included elsewhere in this Annual Report. The data should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Annual Report.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(dollar amounts in millions, except per share data)

	As of and For the Year Ended December 31,
	2011	2010	2009	2008	2007
Total Investment Income	$634.5	$483.4	$245.3	$240.4	$188.9
Total Expenses	344.6	262.2	111.3	113.2	94.8

Net Investment Income Before Income Taxes	289.9	221.2	134.0	127.2	94.1

Income Tax Expense (Benefit), Including Excise Tax	7.5	5.4	0.6	0.2	(0.8)

Net Investment Income	282.4	215.8	133.4	127.0	94.9

Net Realized and Unrealized Gains (Losses) on Investments, Foreign Currencies, Extinguishment of Debt and Other Assets	37.1	280.1	69.3	(266.5)	(4.1)

Gain on the Allied Acquisition	—	195.9	—	—	—

Net Increase (Decrease) in Stockholders' Equity Resulting from Operations	$319.5	$691.8	$202.7	$(139.5)	$90.8

Per Share Data:
Net Increase (Decrease) in Stockholder's Equity Resulting from Operations:
Basic(1)	$1.56	$3.91	$1.99	$(1.56)	$1.34
Diluted(1)	$1.56	$3.91	$1.99	$(1.56)	$1.34
Cash Dividend Declared	$1.41	$1.40	$1.47	$1.68	$1.66
Net Asset Value	$15.34	$14.92	$11.44	$11.27	$15.47
Total Assets	$5,387.4	$4,562.5	$2,313.5	$2,091.3	$1,829.4
Total Debt (Carrying Value)	$2,073.6	$1,378.5	$969.5	$908.8	$681.5
Total Debt (Principal Value)	$2,170.5	$1,435.1	$969.5	$908.8	$681.5
Total Stockholders' Equity	$3,147.3	$3,050.5	$1,257.9	$1,094.9	$1,124.6
Other Data:
Number of Portfolio Companies at Period End(2)	141	170	95	91	78
Principal Amount of Investments Purchased	$3,239.0	$1,583.9	$575.0	$925.9	$1,251.3
Principal Amount of Investments Acquired as part of the Allied Acquisition	$—	$1,833.8	$—	$—	$—
Principal Amount of Investments Sold and Repayments	$2,468.2	$1,555.9	$515.2	$485.3	$718.7
Total Return Based on Market Value(3)	2.3%	43.6%	119.9%	(45.3)%	(14.8)%
Total Return Based on Net Asset Value(4)	10.5%	31.6%	17.8%	(11.2)%	9.0%
Weighted Average Yield of Debt and Income Producing Securities at Fair Value(5):	12.0%	12.9%	12.7%	12.8%	11.7%
Weighted Average Yield of Debt and Income Producing Securities at Amortized Cost(5):	12.1%	13.2%	12.1%	11.7%	11.6%

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

(3)
Total return based on market value for the year ended December 31, 2011 equals the decrease of the ending market value at December 30, 2011 of $15.45 per share from the ending market value at December 31, 2010 of $16.48 per share plus the declared dividends of $1.41 per share for the year ended December 31, 2011. Total return based on market value for the year ended December 31, 2010 equals the increase of the ending market value at December 31, 2010 of $16.48 per share over the ending market value at December 31, 2009 of $12.45 per share plus the declared dividends of $1.40 per share for the year ended December 31, 2010. Total return based on market value for the year ended December 31, 2009 equals the increase of the ending market value at December 31, 2009 of $12.45 per share over the ending market value at December 31, 2008 of $6.33 per share plus the declared dividends of $1.47 per share for the year ended December 31, 2009. Total return based on market value for the year ended December 31, 2008 equals the decrease of the ending market value at December 31, 2008 of $6.33 per share from the ending market value at December 31, 2007 of $14.63 per share plus the declared dividends of $1.68 per share for the year ended December 31, 2008. Total return based on market value for the year ended December 31, 2007 equals the decrease of the ending market value at December 31, 2007 of $14.63 per share from the ending market value at December 31, 2006 of $19.11 per share plus the declared dividends of $1.66 per share for the year ended December 31, 2007. Total return based on market value is not annualized.

(4)
Total return based on net asset value for the year ended December 31, 2011 equals the change in net asset value during the period (adjusted for share issuances) plus the declared dividends of $1.41 per share for the year ended December 31, 2011, divided by the beginning net asset value. Total return based on net asset value for the year ended December 31, 2010 equals the change in net asset value during the period (adjusted for share issuances) plus the declared dividends of $1.40 per share for the year ended December 31, 2010, divided by the beginning net asset value. Total return based on net asset value for the year ended December 31, 2009 equals the change in net asset value during the period (adjusted for share issuances) plus the declared dividends of $1.47 per share for the year ended December 31, 2009, divided by the beginning net asset value. Total return based on net asset value for the year ended December 31, 2008 equals the change in net asset value during the period (adjusted for share issuances) plus the declared dividends of $1.68 per share for the year ended December 31, 2008, divided by the beginning net asset value. Total return based on net asset value for the year ended December 31, 2007 equals the change in net asset value during the period (adjusted for share issuances) plus the declared dividends of $1.66 per share for the year ended December 31, 2007, divided by the beginning net asset value. Total return based on net asset value is not annualized.

(5)
Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt and income producing securities, divided by (b) total debt and income producing securities at fair value and income producing securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt and income producing securities, divided by (b) total debt and income producing securities at amortized cost.

Item 7.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        The information contained in this section should be read in conjunction with the Selected Financial Data and our financial statements and notes thereto appearing elsewhere in this Annual Report. In addition, some of the statements in this report (including in the following discussion) constitute forward- looking statements, which relate to future events or the future performance or financial condition of Ares Capital Corporation (the "Company," "ARCC," "Ares Capital," "we," "us," or "our"). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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

        We use words such as "anticipates," "believes," "expects," "intends," "will," "should," "may" and similar expressions to identify forward- looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in "Risk Factors" and elsewhere in this Annual Report.

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

        To a lesser extent, we also make preferred and/or common equity investments, which have generally been non-control equity investments, of less than $20 million (usually in conjunction with a concurrent debt investment). However, we may increase the size or change the nature of these investments. Also, as a result of the Allied Acquisition, Allied Capital's equity investments, which included equity investments larger than those we have historically made and controlled portfolio company equity investments, became part of our portfolio. We intend to continue actively seeking opportunities over time to dispose of certain of the assets that were acquired in the Allied Acquisition, particularly non-yielding equity investments and controlled portfolio company investments, as well as lower or non-yielding debt investments and investments that may not be core to our investment strategy, and generally rotate them into higher-yielding first and second lien senior loans and mezzanine debt investments. However, there can be no assurance that this strategy will be successful.

        We are externally managed by Ares Capital Management, a wholly owned subsidiary of Ares, a global alternative asset manager and an SEC-registered investment adviser, pursuant to an investment advisory and management agreement. Ares Operations, a wholly owned subsidiary of Ares, provides the administrative services necessary for us to operate.

        As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in "qualifying assets," including securities and indebtedness of private U.S. companies and certain public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

        We have elected to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to our stockholders generally at least 90% of our investment company taxable income, as defined by the Code, for each year. Pursuant to this election, we generally will not have to pay corporate level taxes on any income that we distribute to our stockholders provided that we satisfy those requirements.

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

        Information presented herein as of and for the years ended December 31, 2011 and December 31, 2010 includes the results of operations and financial condition of the combined company following the Allied Acquisition unless otherwise indicated in the footnotes. Information presented herein as of and for the year ended December 31, 2009 relates solely to Ares Capital, as it existed before the Allied Acquisition.

PORTFOLIO AND INVESTMENT ACTIVITY

        The Company's investment activity for the years ended December 31, 2011, 2010 and 2009 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	Year Ended December 31,
(dollar amounts in millions)	2011	2010	2009
New investment commitments(1):
New portfolio companies	$1,778.0	$774.3	$317.6
Existing portfolio companies(2)	1,896.4	933.8	162.2

Total new investment commitments(6)	3,674.4	1,708.1	479.8
Less:
Investment commitments exited(3)	2,603.1	1,644.5	604.4

Net investment commitments	$1,071.3	$63.6	$(124.6)
Principal amount of investments funded excluding investments acquired as part of the Allied Acquisition:
Senior term debt	$2,484.2	$715.3	$289.5
Subordinated Certificates of the Senior Secured Loan Fund LLC (the "SSLP")(4)	496.8	391.6	165.0
Senior subordinated debt	51.8	308.7	59.4
Collateralized loan obligations	—	51.8	—
Preferred equity securities	164.1	49.4	47.9
Other equity securities	41.2	66.9	13.2
Commercial real estate	0.9	0.2	—

Total	$3,239.0	$1,583.9	$575.0
Principal amount of investments sold or repaid excluding investments acquired as part of the Allied Acquisition:
Senior term debt	$1,352.5	$779.7	$283.4
Subordinated Certificates of the Senior Secured Loan Fund LLC (the "SSLP")(4)	—	15.4	—
Senior subordinated debt	262.4	234.0	202.4
Collateralized loan obligations	51.9	0.3	0.3
Preferred equity securities	20.1	3.3	18.7
Other equity securities	81.8	14.7	10.4

Total	$1,768.7	$1,047.4	$515.2

	Year Ended December 31,
(dollar amounts in millions)	2011	2010	2009
Principal amount of investments acquired as part of the Allied Acquisition:
Senior term debt	$—	$661.1	$—
Senior subordinated debt	—	746.6	—
Collateralized loan obligations	—	114.3	—
Preferred equity securities	—	42.3	—
Other equity securities	—	228.5	—
Commercial real estate	—	41.0	—

Total	$—	$1,833.8	$—
Principal amount of investments acquired as part of the Allied Acquisition sold or repaid:
Senior term debt	$255.0	$207.7	$—
Senior subordinated debt	200.8	227.9	—
Collateralized loan obligations	114.4	6.5	—
Preferred equity securities	23.4	18.2	—
Other equity securities	84.3	47.2	—
Commercial real estate	21.6	1.0	—

Total	$699.5	$508.5	$—
Number of new investment commitments(5)(6)	72	63	33
Average new investment commitment amount(6)	$51.0	$27.1	$14.5
Weighted average term for new investment commitments (in months)(6)	63	61	74
Percentage of new investment commitments at floating rates(6)	93.5%	70.8%	65.2%
Percentage of new investment commitments at fixed rates(6)	4.9%	23.0%	22.2%
Weighted average yield of debt and income producing securities(6)(7):
Funded during the period at fair value	10.9%	13.1%	13.4%
Funded during the period at amortized cost	10.9%	13.2%	13.7%
Exited or repaid during the period at fair value(8)	10.1%	12.9%	13.4%
Exited or repaid during the period at amortized cost	10.2%	12.9%	12.2%
Weighted average yield of debt and income producing securities acquired as part of the Allied Acquisition(7):
Funded during the period at fair value and amortized cost	—%	14.0%	—%
Exited or repaid during the period at fair value(8)	15.7%	11.9%	—%
Exited or repaid during the period at amortized cost	17.0%	13.2%	—%

(1)
New investment commitments include new agreements to fund revolving credit facilities or delayed draw loans.

(2)
Includes investment commitments to the SSLP to make co-investments with General Electric Capital Corporation and GE Global Sponsor Finance LLC (together "GE") in "stretch senior" and unitranche loans of middle market companies of $496.8 million, $391.6 million and $165.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(3)
Investment commitments exited for the years ended December 31, 2011 and 2010 include $703.4 million and $527.9 million, respectively, from the Allied Acquisition.

(4)
See Note 4 to our consolidated financial statements for the year ended December 31, 2011 for more detail on the SSLP.

(5)
Number of new investment commitments represents each commitment to a particular portfolio company.

(6)
Excludes investment commitments acquired as a part of the Allied Acquisition on April 1, 2010.

(7)
The "weighted average yield at fair value" is computed by taking the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt and income producing securities, and dividing it by (b) total debt and income producing securities at fair value. The "weighted average yield at amortized cost" is computed by taking the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt and income producing securities, and dividing it by (b) total debt and income producing securities at amortized cost.

(8)
Calculated using the fair value as of the most recent quarter end.

        As of December 31, 2011 and 2010, the investment portfolio consisted of the following:

	As of December 31,
	2011		2010
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior term debt	$2,691.0	$2,671.1	$1,722.1	$1,695.5
Subordinated Certificates of the SSLP(1)	1,034.3	1,059.2	537.5	561.7
Senior subordinated debt	592.6	515.0	1,055.5	1,014.5
Collateralized loan obligations	55.5	54.0	219.3	261.2
Preferred equity securities	251.2	251.1	137.4	143.5
Other equity securities	463.9	527.0	579.2	607.7
Commercial real estate	20.2	17.1	41.0	33.9

Total	$5,108.7	$5,094.5	$4,292.0	$4,318.0

(1)
The proceeds from these certificates were applied to co-investments with GE to fund first lien senior secured loans to 32 and 20 different borrowers as of December 31, 2011 and 2010, respectively.

        The weighted average yields at fair value and amortized cost of the following portions of our portfolio as of December 31, 2011 and 2010 were as follows:

	As of December 31,
	2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and income producing securities	12.1%	12.0%	13.2%	12.9%
Total portfolio	10.4%	10.4%	10.6%	10.5%
Senior term debt	10.5%	10.5%	10.6%	10.8%
First lien senior term debt	9.6%	9.7%	10.3%	10.2%
Second lien senior term debt	12.4%	12.4%	11.3%	12.1%
Subordinated Certificates of the SSLP(1)	16.0%	15.7%	16.5%	15.8%
Senior subordinated debt	10.3%	11.9%	13.1%	13.6%
Collateralized loan obligations	8.8%	9.1%	18.7%	15.7%
Income producing equity securities (excluding collateralized loan obligations)	10.4%	10.0%	7.7%	7.7%

(1)
The proceeds from these certificates were applied to co-investments with GE to fund first lien senior secured loans.

        Below is certain information regarding changes in the investments acquired in the Allied Acquisition since April 1, 2010 through December 31, 2011:

	Investments at Fair Value as of April 1, 2010			Investments at Fair Value as of December 31, 2011			Net Change in Fair Value
(dollar amounts in millions)	$	% of Total Investments	Weighted Average Yield	$	% of Total Investments	Weighted Average Yield	$
Investments with yields less than 10%
Debt with yields less than 10%	$128.3	7.0%	6.5%	$21.8	2.8%	6.8%	$(106.5)
Debt on non-accrual status	335.6	18.3%	—%	29.7	3.8%	—%	(305.9)
Equity securities	270.8	14.8%	—%	152.3	19.5%	0.5%	(118.5)
Commercial real estate and other	34.5	1.9%	3.3%	11.2	1.4%	—%	(23.3)

Total	$769.2	42.0%	1.2%	$215.0	27.5%	1.0%	$(554.2)

Investments with yields equal to or greater than 10%
Debt with yields equal to or greater than 10%	$950.2	51.8%	14.3%	$565.7	72.5%	15.5%	$(384.5)
Collateralized loan obligations	114.4	6.2%	18.9%	—	—%	—%	(114.4)

Total	$1,064.6	58.0%	14.8%	$565.7	72.5%	15.5%	$(498.9)

Total	$1,833.8	100.0%	9.1%	$780.7	100.0%	11.5%	$(1,053.1)

        Since April 1, 2010, the date that we consummated the Allied Acquisition, through December 31, 2011, we have decreased the assets comprising the legacy Allied Capital portfolio by approximately $1,053 million, primarily as a result of exits and repayments of approximately $1,208 million and net unrealized depreciation in the portfolio of approximately $49 million, net of other increases of approximately $203 million due to fundings of revolving and other commitments of $131 million, PIK interest and accretion of purchase discounts. From April 1, 2010 through December 31, 2011, we also recognized $122 million in net realized gains on the exits and repayments of investments acquired in the Allied Acquisition resulting in total proceeds received from exits and repayments of $1,329 million. We intend to continue actively seeking opportunities over time to dispose of certain of the assets that were acquired in the Allied Acquisition, particularly non-yielding equity investments and controlled portfolio company equity investments, as well as lower or non-yielding debt investments and investments that may not be core to our investment strategy, and generally rotate them into higher-yielding first and second lien senior loans and mezzanine debt investments. However, there can be no assurance that this strategy will be successful. For risks relating to our equity investments, see "Risk Factors—Risks Relating to Our Investments—Investments in equity securities, many of which are illiquid with no readily available market, involve a substantial degree of risk."

        Ares Capital Management LLC, our investment adviser, employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our investment adviser grades the credit risk of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of acquisition), although it may also take into account under certain circumstances the performance of the portfolio company's business, the collateral coverage of the investment and other relevant factors. Under this system, investments with a grade of 4 involve the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit. Investments graded 3 involve a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 3. Investments graded 2 indicate that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due. An investment grade of 1 indicates that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 1, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 1, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit. For investments graded 1 or 2, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company. Our investment adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of certain of these portfolio investments may be reduced or increased over time.

        Set forth below is the grade distribution of our portfolio companies as of December 31, 2011 and 2010:

	As of December 31,
	2011				2010
(dollar amounts in millions)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 1	$77.1	1.5%	9	6.4%	$13.5	0.3%	10	5.9%
Grade 2	184.4	3.7%	11	7.8%	153.9	3.6%	12	7.1%
Grade 3	4,265.5	83.7%	110	78.0%	3,503.4	81.1%	127	74.7%
Grade 4	567.5	11.1%	11	7.8%	647.2	15.0%	21	12.3%

Total	$5,094.5	100.0%	141	100.0%	$4,318.0%	100.0%	170	100.0%

        As of December 31, 2011, the weighted average grade of the investments in our portfolio (excluding investments acquired in connection with the Allied Acquisition), the investments in our portfolio acquired in connection with the Allied Acquisition and the investments in our portfolio as a whole were 3.1, 2.8 and 3.0, respectively. As of December 31, 2010, the weighted average grade of the investments in our portfolio (excluding investments acquired in connection with the Allied Acquisition), the investments in our portfolio acquired in connection with the Allied Acquisition and the investments in our portfolio as a whole were each 3.1.

        Investments on non-accrual status as of December 31, 2011 and December 31, 2010, were as follows:

	As of December 31,
	2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments, excluding investments acquired in connection with the Allied Acquisition	1.5%	0.3%	2.3%	0.3%
Investments acquired in connection with the Allied Acquisition	1.8%	0.6%	1.5%	1.0%

Total	3.3%	0.9%	3.8%	1.3%

RESULTS OF OPERATIONS

For the years ended December 31, 2011, 2010 and 2009

        Operating results for the years ended December 31, 2011, 2010 and 2009 are as follows:

	For the Years Ended December 31,
(in millions)	2011	2010	2009
Total investment income	$634.5	$483.4	$245.3
Total expenses	344.6	262.2	111.3

Net investment income before income taxes	289.9	221.2	134.0
Income tax expense, including excise tax	7.5	5.4	0.6

Net investment income	282.4	215.8	133.4
Net realized gains (losses) from investments and foreign currencies	96.6	45.5	(45.9)
Net unrealized gains (losses) from investments	(40.2)	230.7	88.7
Gain from the acquisition of Allied Capital	—	195.9	—
Realized gains (losses) on extinguishment of debt	(19.3)	(2.0)	26.5
Realized gain on sale of other assets	—	5.9	—

Net increase in stockholders' equity resulting from operations	$319.5	$691.8	$202.7

Investment Income

	For the Years Ended December 31,
(in millions)	2011	2010	2009
Interest	$473.2	$393.6	$225.3
Capital structuring service fees	97.4	54.7	5.6
Dividend income	38.4	14.4	3.9
Management fees	16.7	14.4	3.5
Other income	8.8	6.3	7.0

Total investment income	$634.5	$483.4	$245.3

        The increase in interest income for the year ended December 31, 2011 as compared to 2010 was primarily due to the increase in the size of the portfolio, which increased from an average of $3.7 billion at amortized cost for the year ended December 31, 2010 to an average of $4.6 billion at amortized cost in 2011. The increase in capital structuring service fees for the year ended December 31, 2011 as compared to 2010 was primarily due to the increase in new investment commitments, which increased from $1.7 billion for the year ended December 31, 2010 to $3.7 billion for the comparable period in 2011. The increase in dividend income for the year ended December 31, 2011 as compared to 2010 is primarily attributable to dividend income from IHAM which was $7.3 million for the year ended December 31, 2010 and $19.0 million for the comparable period in 2011, which resulted from the growth of and increased earnings in IHAM. In addition, there was an increase in dividends from certain portfolio companies in which we have an equity investment. Total dividend income for the year ended December 31, 2011 included $10.3 million of dividend income that was non-recurring in nature from non-income producing equity securities. Management fees for the year ended December 31, 2011 included management fees earned from the SSLP totaling $11.6 million, as compared to $5.9 million for 2010. Additionally management fees earned related to investments and management contracts acquired in the Allied Acquisition decreased to $3.6 million for the year ended December 31, 2011 from $7.2 million in 2010.

        The increase in interest income for the year ended December 31, 2010 as compared to 2009 was primarily due to the increase in the size of the portfolio, which was largely due to the investments acquired as part of the Allied Acquisition. Interest income from investments acquired as part of the Allied Acquisition was approximately $139.2 million for the year ended December 31, 2010. The remainder of the increase in interest income was due to an increase in the Ares Capital investment portfolio, which increased from an average of $2.3 billion at amortized cost for the year ended December 31, 2009 to an average of $2.5 billion at amortized cost for the comparable period in 2010. The increase in capital structuring service fees for the year ended December 31, 2010 was primarily due to the increase in new investment commitments, which increased from $480 million for the year ended December 31, 2009 to $1.7 billion for the comparable period in 2010. The increase in dividend income for the year ended December 31, 2010 as compared to 2009 was primarily attributable to dividend income from IHAM, which was $2.5 billion for the year ended December 31, 2009 and $7.3 million for 2010. Total dividend income for the year ended December 31, 2010 included $2.6 million of dividend income that was non-recurring in nature from non-income producing equity securities. The increase in management fees for the year ended December 31, 2010 as compared to 2009 was primarily due to the management fees earned from the SSLP, which increased from $0.6 million for the year ended December 31, 2009 to $5.9 million for the comparable period in 2010 as the SSLP increased from approximately $900 million aggregate principal amount of investments at December 31, 2009 to approximately $2.5 billion principal amount of investments at December 31, 2010. Additionally, management fees earned related to investments and management contracts acquired in the Allied Acquisition were $7.2 million for the year ended December 31, 2010.

Operating Expenses

	For the Year Ended December 31,
(in millions)	2011	2010	2009
Interest and credit facility fees	$122.5	$79.3	$24.3
Incentive management fees related to pre-incentive fee net investment income	79.0	61.3	33.4
Incentive management fees related to capital gains per GAAP	33.3	15.6	—
Base management fees	71.6	52.0	30.4
Professional fees	14.7	12.3	7.8
Administrative fees	9.3	8.7	4.0
Professional fees and other costs related to the Allied Acquisition	3.2	19.8	4.9
Other general and administrative	11.0	13.2	6.5

Total operating expenses	$344.6	$262.2	$111.3

        Interest and credit facility fees for the years ended December 31, 2011 and 2010, were comprised of the following:

	For the Year Ended December 31,
(in millions)	2011	2010	2009
Stated interest expense	$92.2	$57.7	$18.8
Facility fees	6.1	4.6	1.3
Amortization of debt issuance costs	13.2	8.8	4.2
Accretion of discount related to Allied Unsecured Notes (as defined below)	2.6	8.2	—
Accretion of original issue discount on the Convertible Notes	8.4	—	—

Total interest and credit facility fees expense	$122.5	$79.3	$24.3

        Stated interest expense for the year ended December 31, 2011 increased from 2010 due to the increase in our average principal debt outstanding and an increase in our weighted average stated interest rate. For 2011, our average principal debt outstanding was $1.8 billion as compared to $1.5 billion for 2010, and the weighted average stated interest rate on our debt was 5.1% as compared to 3.9% for 2010. Our weighted average stated interest rate of our debt for 2011 increased from 2010 due to having higher amounts of unsecured indebtedness, with longer durations to maturity and higher stated interest rates, outstanding during 2011. Amortization of debt issuance costs for the year ended December 31, 2011 increased from 2010 primarily due to the debt issuance costs associated with the Convertible Notes issued in early 2011.

        Stated interest expense for the year ended December 31, 2010 increased from 2009 due to the increase in our average principal debt outstanding and an increase in our weighted average stated interest rate. For 2010, the average principal debt outstanding was $1.5 billion as compared to $870 million for 2009, and the weighted average stated interest rate on our debt was 3.9% as compared to 2.2% for 2009. In connection with the Allied Acquisition, we acquired $746 million in principal amount of debt on April 1, 2010, which had a weighted average stated interest rate of 6.56% and resulted in total interest expense for the year ended December 31, 2010 of $43.5 million, including $8.2 million of purchased discount accretion.

        The increase in base management fees and incentive management fees related to pre-incentive fee net investment income for the year ended December 31, 2011 from 2010 was primarily due to the increase in the size of the portfolio and in the case of incentive management fees, the related increase in pre-incentive fee net investment income. For the year ended December 31, 2011, the capital gains incentive fee expense was $33.3 million bringing the total capital gains incentive fee accrual in accordance with GAAP to $48.9 million (included in management and incentive fees payable in the consolidated balance sheet) as of December 31, 2011. As a result of the Capital Gains Amendment, the year ended December 31, 2011 included an accrual of $26.0 million of capital gains incentive fees in accordance with GAAP as a result of the application of the Capital Gains Amendment with respect to the assets purchased in the Allied Acquisition. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the year ended December 31, 2011 we did not incur a capital gains fee under the investment advisory and management agreement and therefore there are no amounts currently due under the agreement. See Note 3 to the Company's consolidated financial statements for the year ended December 31, 2011 for more information on the incentive and base management fees.

        Incentive and base management fees for the year ended December 31, 2010 increased from 2009 primarily due to the increase in the size of the portfolio and in the case of the incentive fees, the related increase in net investment income as well as the net appreciation of the investment portfolio. In 2010 we did not incur a Capital Gains Fee under the investment advisory and management agreement; however, in accordance with GAAP, we accrued $15.6 million in incentive management fees as a result of the unrealized appreciation in the portfolio. In 2009 we did not incur a Capital Gains Fee under the investment advisory and management agreement or record any such fee in accordance with GAAP.

        Professional fees include legal, accounting, valuation and other professional fees incurred related to the management of the Company. Administrative fees represent fees paid to Ares Operations for our allocable portion of overhead and other expenses incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staffs. Other general and administrative expenses include rent, insurance, depreciation, director's fees and other costs. The general increases in professional fees and administrative fees were primarily due to the increase in the size of the company following the

Allied Acquisition and the various associated costs of managing a larger portfolio. The decline in professional fees and other costs related to the Allied Acquisition for the year ended December 31, 2011 as compared to 2010, primarily resulted from having substantially completed the integration of Allied Capital by December 31, 2010. The increase in professional fees and other costs related to the Allied Acquisition for the year ended December 31, 2010 as compared to 2009 were primarily as a result of the occurrence of various closing and transition related costs following the Allied Acquisition.

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

        Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company accrues excise tax on estimated excess taxable income. For the years ended December 31, 2011 and 2010, a net expense of $6.6 million and $2.2 million was recorded for U.S. federal excise tax, respectively. For the year ended December 31, 2009 a net benefit of $0.1 million was recorded for U.S. federal excise tax.

        Certain of our wholly owned subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2011, 2010 and 2009, we recorded a tax expense of approximately $0.9 million, $3.2 million and $0.6 million, respectively, for these subsidiaries.

Net Realized Gains/Losses

        During the year ended December 31, 2011, the Company had $2.5 billion of sales, repayments or exits of investments resulting in $96.6 million of net realized gains. These sales, repayments or exits included $261.3 million of investments sold to IHAM or certain vehicles managed by IHAM (see Note 13 to the Company's consolidated financial statements for the year ended December 31, 2011 for more detail on IHAM and its managed vehicles). Net realized gains of $96.6 million on investments were comprised of $249.1 million of gross realized gains and $152.5 million of gross realized losses. These net realized gains included approximately $86.9 million in net realized gains from investments acquired as part of the Allied Acquisition (see Note 17 to the Company's consolidated financial statements for year ended December 31, 2011). The realized gains and losses on investments during the year ended December 31, 2011 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Reflexite Corporation	$40.9
DSI Renal, Inc.	27.5
Callidus Debt Partners CLO Fund VI, Ltd.	23.9
Industrial Container Services, LLC	19.9
Dryden XVIII Leveraged Loan 2007 Limited	19.3
Penn Detroit Diesel Allison, LLC	18.4
Callidus MAPS CLO Fund I LLC	15.0
Callidus Debt Partners CLO Fund VII, Ltd.	10.8
Callidus MAPS CLO Fund II, Ltd.	8.2
Callidus Debt Partners CLO Fund IV, Ltd.	8.0
Callidus Debt Partners CLO Fund V, Ltd.	5.7
Border Foods, Inc.	5.2
Driven Brands, Inc.	4.5
Callidus Debt Partners CLO Fund III, Ltd.	4.4
BB&T Capital Partners/Windsor Mezzanine Fund, LLC	3.9
Knightsbridge CLO 2007-1 Ltd.	3.7
Network Hardware Resale, Inc.	2.8
Tradesmen International, Inc.	2.5
Univita Health Inc.	2.1
INC Research, Inc.	2.0
Pangaea CLO 2007-1 Ltd.	2.0
Van Ness Hotel, Inc.	(2.3)
Carador PLC	(3.0)
Trivergance Capital Partners, LP	(3.8)
Sigma International Group, Inc.	(4.3)
AWTP, LLC	(7.6)
Universal Trailer Corporation	(7.9)
HB&G Building Products, Inc.	(9.1)
Summit Business Media, LLC	(10.1)
Wastequip, Inc.	(10.2)
Coverall North America, Inc.	(12.3)
Primis Marketing Group, Inc.	(14.1)
Cook Inlet Alternative Risk, LLC	(15.7)
Direct Buy Holdings, Inc.	(17.7)
MPBP Holdings, Inc.	(27.7)
Other, net	11.7

Total	$96.6

        During the year ended December 31, 2010, the Company had $1.6 billion of sales, repayments or exits of investments resulting in $45.4 million of net realized gains. These sales, repayments or exits included $113.1 million of investments sold to IHAM or certain vehicles managed by IHAM. Net realized gains of $45.4 million on investments were comprised of $64.6 million of gross realized gains and $19.2 million of gross realized losses. These net realized gains included approximately $29.2 million from investments acquired as part of the Allied Acquisition. The realized gains and losses on investments during the year ended December 31, 2010 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Air Medical Group Holdings, LLC	$14.9
Bumble Bee Foods, LLC	6.1
DSI Renal, Inc.	3.9
Instituto de Banca y Comercio, Inc.	3.6
Cortec Group Fund IV, L.P.	3.4
Community Education Centers, Inc.	2.9
Callidus Capital Corporation	2.6
Best Brands Corporation	2.4
The Step2 Company, LLC	2.0
3091779 Nova Scotia Inc.	(3.3)
Growing Family, Inc.	(7.7)
Other, net	14.6

Total	$45.4

        During the year ended December 31, 2009, the Company had $461.8 million of sales, repayments or exits of investments resulting in $46.2 million of net realized losses. These sales, repayments or exits included $45.5 million of investments sold to certain vehicles managed by IHAM. Net realized losses were comprised of $20.3 million of gross realized gains and $66.5 million of gross realized losses. The realized gains and losses during the year ended December 31, 2009 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Waste Pro USA, Inc.	$12.3
Bumble Bee Foods, LLC.	3.6
Making Memories Wholesale, Inc	(14.2)
Wear Me Apparel, LLC	(15.0)
Courtside Acquisition Corp.	(34.3)
Other, net	1.4

Total	$(46.2)

Net Unrealized Gains/Losses

        We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses. See "Portfolio Valuation" below. Net unrealized gains and losses for the Company's total portfolio were comprised of the following:

	For the Years Ended December 31,
(in millions)	2011	2010	2009
Unrealized appreciation	$144.1	$317.5	$125.0
Unrealized depreciation	(205.1)	(85.3)	(92.4)
Net unrealized (appreciation) depreciation reversed related to net realized gains or losses(1)	20.8	(1.5)	56.1

Total net unrealized gains (losses)	$(40.2)	$230.7	$88.7

(1)
The net unrealized (appreciation) depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior year.

        Included in net unrealized gains and losses above were net unrealized gains and losses for the investments acquired as part of the Allied Acquisition as follows:

	For the Years Ended December 31,
(in millions)	2011	2010
Unrealized appreciation	$29.6	$134.6
Unrealized depreciation	(105.5)	(52.1)
Net unrealized appreciation reversed related to net realized gains or losses(1)	(55.2)	—

Total net unrealized gains (losses)	$(131.1)	$82.5

(1)
The net unrealized (appreciation) depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior year.

        The changes in net unrealized appreciation and depreciation during the year ended December 31, 2011 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Ivy Hill Asset Management, L.P.	$48.9
Firstlight Financial Corporation	15.4
BenefitMall Holdings, Inc.	9.5
Things Remembered Inc.	5.5
American Broadband Holding Company	5.3
Insight Pharmaceuticals Corporation	4.9
Savers, Inc.	4.9
The Step2 Company, LLC	(4.5)
Direct Buy Holdings, Inc.	(5.6)
VSS-Tranzact Holdings, LLC	(6.3)
Orion Foods, LLC	(6.8)
Making Memories Wholesale, Inc.	(7.0)
Reed Group, Ltd.	(8.3)
CitiPostal Inc.	(11.0)
Pillar Processing LLC	(12.6)
Ciena Capital LLC	(27.0)
eInstruction Corporation	(27.9)
Prommis Solutions, LLC	(43.2)
Other, net	4.8

Total	$(61.0)

        The changes in net unrealized appreciation and depreciation during the year ended December 31, 2010 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
DSI Renal, Inc.	$24.7
Senior Secured Loan Fund LLC (1)	24.3
Ivy Hill Asset Management, L.P.	21.6
R3 Education, Inc.	16.3
Stag-Parkway, Inc.	15.5
Callidus Debt Partners CDO Fund VI, Ltd.	12.7
Hot Stuff Foods, LLC	11.3
Things Remembered, Inc.	11.1
Dryden XVIII Leveraged Loan 2007 Limited	8.2
Vantage Oncology, Inc.	7.8
Tradesmen International, Inc.	7.7
Industrial Container Services, LLC	7.0
Callidus Debt Partners CDO Fund VII, Ltd.	7.0
S.B. Restaurant Company	6.8
Callidus MAPS CLO Fund I, Ltd.	6.2
Reflexite Corporation	5.9
Callidus MAPS CLO Fund II, Ltd.	5.7
Component Hardware Group, Inc.	5.5
Woodstream Corporation	5.2
American Broadband Holding Company	4.8
Callidus Debt Partners CDO Fund IV, Ltd.	4.7
Direct Buy Holdings, Inc.	4.2
The Step2 Company, LLC	4.0
MPBP Holdings, Inc.	(4.7)
Reed Group, Ltd.	(5.6)
Ciena Capital LLC	(6.1)
Aquila Binks Forest Development, LLC	(6.5)
ADF Restaurant Group, LLC	(6.7)
Coverall North America, Inc.	(7.6)
Other, net	41.2

Total	$232.2

(1)
See Note 4 to our consolidated financial statements for the year ended December 31, 2010.

        The changes in net unrealized appreciation and depreciation during the year ended December 31, 2009 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
DSI Renal, Inc.	$19.0
Apple & Eve, LLC	12.4
Ivy Hill Asset Management, L.P.	11.6
Best Brands Corporation	7.9
Capella Healthcare, Inc.	7.2
Wear Me Apparel, LLC	6.0
Prommis Solutions, LLC	4.8
Waste Pro USA, Inc.	4.2
Growing Family, Inc.	(5.0)
AWTP, LLC.	(5.5)
Summit Business Media, LLC	(5.7)
Wastequip, Inc.	(5.9)
LVCG Holdings LLC	(8.2)
Reflexite Corporation	(10.9)
Firstlight Financial Corporation	(11.1)
Other, net	11.8

Total	$32.6

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

        The Company's liquidity and capital resources have been generated primarily from the net proceeds of public offerings of common stock, the Debt Securitization, advances from the Facilities, net proceeds from the issuance of unsecured notes as well as cash flows from operations. As part of the Allied Acquisition, the Company assumed all outstanding debt obligations of Allied Capital, including the Allied Unsecured Notes, which at the time consisted of the 2011 Notes, the 2012 Notes and the 2047 Notes.

        As of December 31, 2011, the Company had $120.8 million in cash and cash equivalents and $2.1 billion in total indebtedness outstanding at carrying value ($2.2 billion at principal amount). Subject to leverage and borrowing base restrictions, the Company had approximately $404.8 million available for additional borrowings under the Facilities as of December 31, 2011.

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

Equity Issuances

        There were no sales of our equity securities during the year ended December 31, 2011. The following table summarizes the total shares issued and proceeds we received in underwritten public offerings of our common stock net of underwriting and offering costs for the years ended December 31, 2010 and 2009:

(in millions, except per share data)	Shares issued	Offering price per share	Proceeds net of underwriting and offering costs
2010
November 2010 public offering	11.5	$16.50	$180.6
February 2010 public offering	23.0	$12.75	$277.2

Total for the year ended December 31, 2010	34.5		$457.8
2009
August 2009 public offering	12.4	$9.25	$109.1

Total for the year ended December 31, 2009	12.4		$109.1

        Part of the proceeds from our underwritten public equity offerings in 2010 and 2009 were used to repay outstanding indebtedness. The remaining unused portions of the proceeds from these offerings were used to fund investments in portfolio companies in accordance with our investment objective or other general corporate purposes.

        As of December 31, 2011, total market capitalization for the Company was $3.2 billion compared to $3.4 billion as of December 31, 2010.

        See "Recent Developments" as well as Note 19 to the Company's consolidated financial statements for the year ended December 31, 2011 for more information on an issuance of our equity securities completed subsequent to December 31, 2011.

Debt Capital Activities

        Our debt obligations consisted of the following as of December 31, 2011 and 2010:

	As of December 31,
	2011					2010
(in millions)	Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount	Carrying Value		Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount	Carrying Value
Revolving Funding Facility	$500.0		$463.0	$463.0		$400.0		$242.0	$242.0
Revolving Credit Facility	810.0	(2)	395.0	395.0		810.0	(2)	146.0	146.0
Debt Securitization	77.5		77.5	77.5		183.2		155.3	155.3
2011 Notes	—		—	—		300.6		300.6	296.3	(3)
2012 Notes	—		—	—		161.2		161.2	158.1	(3)
February 2016 Convertible Notes	575.0		575.0	541.2	(4)	—		—	—
June 2016 Convertible Notes	230.0		230.0	215.9	(4)	—		—	—
2040 Notes	200.0		200.0	200.0		200.0		200.0	200.0
2047 Notes	230.0		230.0	181.0	(3)	230.0		230.0	180.8	(3)

Total	$2,622.5		$2,170.5	$2,073.6		$2,285.0		$1,435.1	$1,378.5

(1)
Subject to borrowing base and leverage restrictions. Represents the total aggregate amount available or outstanding, as applicable, under such instrument.

(2)
The Revolving Credit Facility provides for an "accordion" feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of $1,050.0 million.

(3)
Represents the aggregate principal amount outstanding of the applicable series of notes less the unaccreted discount recorded as a part of the Allied Acquisition. The total unaccreted discount on the Allied Unsecured Notes was $49.0 million and $56.6 million at December 31, 2011 and December 31, 2010, respectively.

(4)
Represents the aggregate principal amount outstanding of the Convertible Notes less the unaccreted discount initially recorded upon issuance of the Convertible Notes. The total unaccreted discount for the February 2016 Convertible Notes and the June 2016 Convertible Notes was $33.8 million and $14.1 million, respectively, at December 31, 2011.

        The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all our principal debt outstanding as of December 31, 2011 were 4.8% and 9.3 years, respectively, and as of December 31, 2010 were 5.2% and 11.8 years, respectively.

        The ratio of total principal amount of debt outstanding to stockholders' equity as of December 31, 2011 was 0.69:1.00 compared to 0.47:1.00 as of December 31, 2010. The ratio of total carrying value of debt outstanding to stockholders' equity as of December 31, 2011 was 0.66:1.00 compared to 0.45:1.00 as of December 31, 2010.

        In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of December 31, 2011, our asset coverage for borrowed amounts was 252%.

  Revolving Funding Facility

        Our wholly owned subsidiary, Ares Capital CP, is party to the Revolving Funding Facility, which, as amended, currently provides for up to $500 million of borrowings. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. On January 18, 2011, the Revolving Funding Facility was amended to, among other things, provide for a three year reinvestment period until January 18, 2014 (with two one-year extension options, subject to our and our lenders' consent) and extend the stated maturity date to January 18, 2016 (with two one-year extension options subject to our and our lenders' consent). On October 13, 2011, the Revolving Funding Facility was amended to increase the facility to the current size of $500 million. As of December 31, 2011, subject to certain exceptions, the interest rate charged on the Revolving Funding Facility is based on LIBOR plus an applicable spread of between 2.25% and 3.75% or on a "base rate" (which is the higher of a prime rate, or the federal funds rate plus 0.50%) plus an applicable spread of between 1.25% to 2.75%, in each case based on a pricing grid depending upon our credit rating. Additionally, we are required to pay a commitment fee of between 0.50% and 2.00% depending on the usage level on any unused portion of the Revolving Funding Facility. As of December 31, 2011, the effective LIBOR spread under the Revolving Funding Facility was 2.75%. As of December 31, 2011, the principal amount outstanding under the Revolving Funding Facility was $463.0 million and the Company was in material compliance with the terms of the Revolving Funding Facility. See "Recent Developments" and Note 19 to our consolidated financial statements for the year ended December 31, 2011 for more information regarding amendments to the reinvestment period, maturity date and interest rate of the Revolving Funding Facility.

  Revolving Credit Facility

        We are party to the Revolving Credit Facility that currently provides for up to $810 million of borrowings. The Revolving Credit Facility also includes an "accordion" feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $1.05 billion. Subject to certain exceptions, the interest rate charged on the Revolving Credit Facility is based on LIBOR plus an applicable spread of between 2.50% and 4.00% or on the "alternate base rate" plus an applicable spread of between 1.50% and 3.00%, in each case, based on a pricing grid depending upon our credit rating. As of December 31, 2011, the effective LIBOR spread under the Revolving Credit Facility was 3.00%. As of December 31, 2011, there was $395.0 million outstanding under the Revolving Credit Facility and the Company was in material compliance with the terms of the Revolving Credit Facility.

  Debt Securitization

        In July 2006, through ARCC Commercial Loan Trust 2006, a vehicle serviced by our wholly owned subsidiary ARCC CLO, we completed the $400 million Debt Securitization and issued approximately $314 million aggregate principal amount of the CLO Notes to third parties that were secured by a pool of middle-market loans purchased or originated by the Company. We initially retained approximately $86 million of aggregate principal amount outstanding of certain "BBB" and non-rated securities in the Debt Securitization. As of December 31, 2011, our total holdings of CLO Notes, including $34.8 million of CLO Notes repurchased in the first quarter of 2009, was $120.8 million (the "Retained Notes"). During the years ended December 31, 2011 and 2010, we repaid $77.8 million and $118.5 million, respectively, of the CLO Notes. As of December 31, 2011, $77.5 million was outstanding under the Debt Securitization (excluding the Retained Notes), which are included in our December 31, 2011 consolidated balance sheet.

        The CLO Notes, have a stated maturity of December 20, 2019 and have a blended interest rate charged of LIBOR plus 0.45% as of December 31, 2011. As of December 31, 2011 the Company was in material compliance with the terms of the Debt Securitization.

  Unsecured Notes

  Allied Unsecured Notes

        As part of the Allied Acquisition, the Company assumed all outstanding debt obligations of Allied Capital, including Allied Capital's unsecured notes, which consisted of 6.625% Notes due on July 15, 2011 (the "2011 Notes"), 6.000% Notes due on April 1, 2012 (the "2012 Notes") and 6.875% Notes due on April 15, 2047 (the "2047 Notes" and, together with the 2011 Notes and the 2012 Notes, the "Allied Unsecured Notes"). On March 16, 2011 we redeemed the remaining balance of the 2011 Notes for a total redemption price (including a redemption premium) of $306.8 million, in accordance with the terms of the indenture governing the 2011 Notes, which resulted in a loss on the extinguishment of debt of $8.9 million. On April 27, 2011, we redeemed the remaining balance of the 2012 Notes for a total redemption price (including a redemption premium) of $169.3 million, in accordance with the terms of the indenture governing the 2012 Notes, which resulted in a loss on the extinguishment of debt of $10.5 million.

        As of December 31, 2011, there was $230.0 million aggregate principal amount outstanding of the 2047 Notes which bear interest at a rate of 6.875% and mature on April 15, 2047. The 2047 Notes require payment of interest quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time at our option on or after April 15, 2012, at a par redemption price of $25 per security plus accrued and unpaid interest and upon the occurrence of certain tax events as stipulated in the indenture governing the 2047 Notes.

  2040 Notes

        On October 21, 2010, we issued $200 million in aggregate principal amount of senior unsecured notes which bear interest at a rate of 7.75% and mature on October 15, 2040. The 2040 Notes require payment of interest quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time at our option on or after October 15, 2015, at a par redemption price of $25 per security plus accrued and unpaid interest.

        As of December 31, 2011 the Company was in material compliance with the terms of the 2047 Notes and the 2040 Notes.

  Convertible Notes

(in millions)	Carrying value as of December 31, 2011(1)
February 2016 Convertible Notes (principal amount of $575.0)	$541.2
June 2016 Convertible Notes (principal amount of $230.0)	$215.9

Total	$757.1

(1)
Represents the aggregate principal amount outstanding of the Convertible Notes less the unaccreted discount initially recorded upon issuance of the Convertible Notes.

  February 2016 Convertible Notes

        In January 2011, we issued $575 million in aggregate principal amount of unsecured convertible senior notes that mature on February 1, 2016, unless previously converted or repurchased in accordance with their terms. We do not have the right to redeem the February 2016 Convertible Notes prior to maturity. The February 2016 Convertible Notes bear interest at a rate of 5.75% per year, payable semi-annually. In certain circumstances, the February 2016 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 52.2766 shares of common stock per $1,000 principal amount of the February 2016 Convertible Notes, which was equivalent to an initial conversion price of approximately $19.13 per share of our common stock, subject to customary anti-dilution adjustments. The initial conversion price was approximately 17.5% above the $16.28 per share closing price of our common stock on January 19, 2011.

        Prior to the close of business on the business day immediately preceding August 15, 2015, holders may convert their February 2016 Convertible Notes only under certain circumstances set forth in the indenture governing the terms of the February 2016 Convertible Notes (the "February 2016 Indenture"). On or after August 15, 2015 until the close of business on the scheduled trading day immediately preceding February 1, 2016, holders may convert their February 2016 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock, subject to the requirements of the February 2016 Indenture.

  June 2016 Convertible Notes

        In March 2011, we issued $230 million in aggregate principal amount of unsecured convertible senior notes that mature on June 1, 2016, unless previously converted or repurchased in accordance with their terms. We do not have the right to redeem the June 2016 Convertible Notes prior to maturity. The June 2016 Convertible Notes bear interest at a rate of 5.125% per year, payable semi-annually. In certain circumstances, the June 2016 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 52.5348 shares of common stock per $1,000 principal amount of the June 2016 Convertible Notes, which was equivalent to an initial conversion price of approximately $19.04 per share of our common stock, subject to customary anti-dilution adjustments. The initial conversion price was approximately 17.5% above the $16.20 per share closing price of our common stock on March 22, 2011.

        Prior to the close of business on the business day immediately preceding December 15, 2015, holders may convert their June 2016 Convertible Notes only under certain circumstances set forth in the indenture governing the terms of the June 2016 Convertible Notes (the "June 2016 Indenture"). On or after December 15, 2015 until the close of business on the scheduled trading day immediately preceding June 1, 2016, holders may convert their June 2016 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock, subject to the requirements of the June 2016 Indenture.

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

        As of December 31, 2011, the Company was in material compliance with the terms of the indentures governing the Convertible Notes.

        See Note 5 to our consolidated financial statements for the year ended December 31, 2011 for more detail on the Company's debt obligations. See "Recent Developments" and Note 19 to our consolidated financial statements for the year ended December 31, 2011 for information on a new revolving funding facility and unsecured notes issuance, both completed subsequent to December 31, 2011.

CONTRACTUAL OBLIGATIONS

        A summary of the maturities our contractual payment obligations as of December 31, 2011 are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Funding Facility	$463.0	$—	$—	$463.0	$—
Revolving Credit Facility	395.0	—	395.0	—	—
Debt Securitization	77.5	—	—	—	77.5
February 2016 Convertible Notes	575.0	—	—	575.0	—
June 2016 Convertible Notes	230.0	—	—	230.0	—
2040 Notes	200.0	—	—	—	200.0
2047 Notes	230.0	—	—	—	230.0
Operating lease obligations	79.9	6.9	13.7	10.6	48.7

Total contractual obligations	$2,250.4	$6.9	$408.7	$1,278.6	$556.2

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

        In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the gains or losses reflected in the valuations currently assigned. See "Risk Factors—Risks Relating to our Investments—Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio, which in turn would reduce our net asset value."

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

        Effective January 1, 2008, the Company adopted ASC 820-10 (previously SFAS No. 157, Fair Value Measurements), which expands the application of fair value accounting for investments (see Note 8 to the Company's consolidated financial statements for the year ended December 31, 2011). Investments acquired as part of the Allied Acquisition were accounted for in accordance with ASC 805-10 (previously SFAS No. 141(R), Business Combinations), which requires that all assets be recorded at fair value. As a result, the initial amortized cost basis and fair value for the acquired investments were the same at April 1, 2010 (see Note 17 to the Company's consolidated financial statements for the year ended December 31, 2011).

OFF BALANCE SHEET ARRANGEMENTS

        The Company has various commitments to fund investments in its portfolio, as described below.

        As of December 31, 2011 and 2010, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments the funding of which is at (or substantially at) the Company's discretion:

	As of December 31,
(in millions)	2011	2010
Total revolving and delayed draw commitments	$565.6	$260.7
Less: funded commitments	(125.0)	(60.0)

Total unfunded commitments	440.6	200.7
Less: commitments substantially at discretion of the Company	(64.8)	(19.9)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(5.5)	(6.7)

Total net adjusted unfunded revolving and delayed draw commitments	$370.3	$174.1

        Included within the total revolving and delayed draw commitments as of December 31, 2011 are commitments to issue up to $79.4 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of December 31, 2011, the Company had $43.3 million in standby letters of credit issued and outstanding under these commitments on behalf of the portfolio companies, of which no amounts were recorded as a liability on our balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit $41.2 million expire in 2012 and $2.1 million expire in 2013.

        As of December 31, 2011 and 2010, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships:

	As of December 31,
(in millions)	2011	2010
Total private equity commitments	$132.0	$537.6
Less: funded private equity commitments	(67.4)	(104.3)

Total unfunded private equity commitments	64.6	433.3
Less: private equity commitments substantially at discretion of the Company	(53.5)	(400.4)

Total net adjusted unfunded private equity commitments	$11.1	$32.9

        In the ordinary course of business, Allied Capital had issued guarantees on behalf of certain portfolio companies. Under these arrangements, payments would be required to be made to third parties if the portfolio companies were to default on their related payment. As part of the Allied Acquisition, the Company assumed such outstanding guarantees or similar obligations. As a result, as of December 31, 2011 and 2010, the Company had outstanding guarantees or similar obligations totaling $0.8 million.

        Further in the ordinary course of business, we may sell certain of our investments to third party purchasers. In particular, since the Allied Acquisition we have sold and currently continue to seek opportunities to sell certain of Allied Capital's equity investments larger than those we have historically made and controlled portfolio company equity investments. In connection with these sales (as well as certain other sales) we have, and may continue to do so in the future, agreed to indemnify such purchasers for future liabilities arising from the investments and the related sale transaction. Such indemnification provisions may give rise to future liabilities.

        As of December 31, 2011, one of the Company's portfolio companies, Ciena Capital LLC ("Ciena"), had one non-recourse securitization Small Business Administration ("SBA") loan warehouse facility, which has reached its maturity date but remains outstanding. Ciena is working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. Allied Capital had previously issued a performance guaranty (which Ares Capital succeeded to as a result of the Allied Acquisition) whereby Ares Capital must indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena's failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse facility. As of December 31, 2011, there are no known issues or claims with respect to this performance guaranty.

RECENT DEVELOPMENTS

        In January 2012, Ares Capital and Ares Capital CP amended the Revolving Funding Facility to, among other things, (i) extend the reinvestment period by one year to January 18, 2015, (ii) extend the maturity date by one year to January 18, 2017, and (iii) replace the pricing grid with an applicable spread over LIBOR of 2.50% and an applicable spread over "base rate" of 1.50%.

        In January 2012, we established, through our wholly owned subsidiary ACJB LLC, the SMBC Funding Facility by entering into a Loan and Servicing Agreement (the "SMBC Loan and Servicing Agreement") with ACJB LLC, as the borrower, SMBC, as the administrative agent, collateral agent, and lender, pursuant to which SMBC has agreed to extend credit to ACJB LLC in an aggregate principal amount up to $200 million at any one time outstanding. In connection with the SMBC Funding Facility, we entered into a Purchase and Sale Agreement with ACJB LLC, pursuant to which we may sell ACJB LLC certain first lien loans we have originated or acquired, or will originate or acquire (the "SMBC Loans") from time to time. The SMBC Funding Facility is a revolving funding facility with a reinvestment period ending January 20, 2015 and a final maturity date of January 20, 2020. The reinvestment period and final maturity are both subject to two one-year extensions by mutual agreement. Subject to certain exceptions, the interest rate charged on the SMBC Funding Facility is based on LIBOR plus 2.125% (with no floor) or a "base rate" (which is the greater of a prime rate and the federal funds rate plus 0.50%) plus 1.125% (with no floor). The SMBC Loan and Servicing Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing SMBC, upon a default, to accelerate and foreclose on the SMBC Loans and to pursue the rights under the SMBC Loans directly with the obligors thereof.

        In January 2012, we completed a public add-on equity offering (the "January 2012 Offering") pursuant to which we sold 16.4 million shares of common stock at a net price of $15.41 per share. Total proceeds from the January 2012 Offering, net of underwriting discounts and commissions and estimated offering expenses payable by us, were approximately $252.5 million.

        In February 2012, we issued $143.8 million in aggregate principal amount of the 2022 Notes. The 2022 Notes mature on February 15, 2022 and may be redeemed in whole or in part at any time or from time to time at our option on or after February 15, 2015 at a par redemption price of $25 per security plus accrued and unpaid interest. The principal amount of the 2022 Notes will be payable at maturity. The 2022 Notes bear interest at a rate of 7.00% per year payable quarterly commencing on May 15, 2012. Total proceeds from the issuance of the 2022 Notes, net of underwriting discounts and offering costs, were approximately $138 million.

        We used the net proceeds of the January 2012 Offering and the issuance of the 2022 Notes to repay outstanding indebtedness under the Revolving Credit Facility and the Revolving Funding Facility.

        From January 1, 2012 through February 24, 2012, we had made new investment commitments of $190 million, of which $146 million were funded. Of these new commitments, 85% were in first lien senior secured debt and 15% were investments in subordinated certificates of the SSLP which were applied to co-investments with GE in senior secured loans. Of the $190 million of new investment commitments, all were floating rate. The weighted average yield of debt and income producing securities funded during the period at amortized cost was 10.3%. We may seek to syndicate a portion of these new investment commitments to third parties, although there can be no assurance that we will be able to do so.

        From January 1, 2012 through February 24, 2012, we exited $226 million of investment commitments. Of these investment commitments, 97% were in first lien senior secured debt and 3% were in equity and other securities. Of the $226 million of exited investment commitments, 97% were floating rate investments and 3% were non-interest bearing. The weighted average yield of debt and income producing securities exited or repaid during the period at amortized cost was 7.6%. On the $226 million of investment commitments exited from January 1, 2012 through February 24, 2012, we recognized total net realized losses of approximately $7 million. Included within the $226 million of investment commitments exited from January 1, 2012 through February 24, 2012 were $0.3 million of investment commitments acquired as part of the Allied Acquisition. We recognized no realized gains or losses on the investments exited that were acquired as part of the Allied Acquisition.

        In addition, as of February 24, 2012, we had an investment backlog and pipeline of approximately $280 million and $700 million, respectively. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may syndicate a portion of these investments to third parties. We cannot assure you that we will make any of these investments or that we will syndicate any portion of these investments.

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

        Effective January 1, 2008, the Company adopted ASC 820-10 (previously SFAS No. 157, Fair Value Measurements), which expands the application of fair value accounting for investments (see Note 8 to the Company's consolidated financial statements for year ended December 31, 2011). Investments acquired as part of the Allied Acquisition were accounted for in accordance with ASC 805-10 (previously SFAS No. 141(R), Business Combinations), which requires that all assets be recorded at fair value. As a result, the initial amortized cost basis and fair value for the acquired investments were the same at April 1, 2010 (see Note 17 to the Company's consolidated financial statements for the year ended December 31, 2011).

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

Dividends to Common Stockholders

        Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by our board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually, although we may decide to retain such capital gains for investment.

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

        As of December 31, 2011, approximately 20% of the investments at fair value in our portfolio were at fixed rates, approximately 67% were at variable rates, 12% were non-interest earning and 1% were on non-accrual status. Additionally, for the investments at variable rates, 64% of the investments contain interest rate floors (representing 43% of total investments at fair value). The Revolving Credit Facility, the Revolving Funding Facility, the SMBC Funding Facility and the Debt Securitization all bear interest at variable rates with no interest rate floors, while the 2022 Notes, 2040 Notes, 2047 Notes and Convertible Notes bear interest at fixed rates.

        We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

        While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments. In addition, there can be no assurance that we will be able to effectively hedge our interest rate risk.

        Based on our December 31, 2011 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$50.0	$28.1	$21.9
Up 200 basis points	$28.0	$18.7	$9.3
Up 100 basis points	$7.2	$9.4	$(2.2)
Down 100 basis points	$(1.0)	$(3.1)	$2.1
Down 200 basis points	$(1.1)	$(3.1)	$2.0
Down 300 basis points	$(1.3)	$(3.1)	$1.8

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

Item 8.    Financial Statements And Supplementary Data

        See the Index to Consolidated Financial Statements.

Item 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

        None.

Item 9A.    Controls And Procedures

        (a)    Evaluation of Disclosure Controls and Procedures.    The Company's management, with the participation of the Company's President and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, the Company's President and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2011, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

        (b)    Management's Report on Internal Control over Financial Reporting.    The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the President and Chief Financial Officer, the

Company conducted an evaluation of the effectiveness of the Company's internal controls over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company's internal controls over financial reporting was effective as of December 31, 2011. The Company's internal controls over financial reporting as of December 31, 2011, has been audited by our independent registered public accounting firm, KPMG LLP, as stated in its report titled "Report of Independent Registered Public Accounting Firm" on page F-2.

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

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2012 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2011, and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2012 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2011, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2012 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2011, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2012 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2011, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2012 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2011, and is incorporated herein by reference.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

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

  3.
  Exhibits.

Number	Description
2.1	Agreement and Plan of Merger, dated as of October 26, 2009, among Ares Capital Corporation, ARCC Odyssey Corp. and Allied Capital Corporation(1)
3.1	Articles of Amendment and Restatement, as amended(2)
3.2	Second Amended and Restated Bylaws, as amended(3)
4.1	Form of Stock Certificate(4)
4.2	Indenture, dated June 16, 2006, between Allied Capital Corporation and The Bank of New York(5)
4.3	Form of Note under the Indenture(5)
4.4	Form of First Supplemental Indenture, dated as of July 25, 2006, between Allied Capital Corporation and the Bank of New York(6)
4.5	Form of 6.625% Note due 2011(6)
4.6	Form of Second Supplemental Indenture, dated as of December 8, 2006, between Allied Capital Corporation and The Bank of New York(7)
4.7	Form of 6.000% Note due 2012(7)
4.8	Third Supplemental Indenture, dated as of March 28, 2007, between Allied Capital Corporation and The Bank of New York(8)
4.9	Form of 6.875% Note due 2047(9)
4.10	Fourth Supplemental Indenture, dated as of April 1, 2010, among Ares Capital Corporation, Allied Capital Corporation and The Bank of New York Mellon, as the Trustee(10)
4.11	Indenture, dated as of October 21, 2010, between Ares Capital Corporation and U.S. Bank National Association, as trustee(11)
4.12	First Supplemental Indenture, dated as of October 21, 2010, relating to the 7.75% Senior Notes due 2040, between Ares Capital Corporation and U.S. Bank National Association, as trustee(11)
4.13	Form of 7.75% Senior Note due 2040(11)
4.14	Second Supplemental Indenture, dated as of February 2, 2012, relating to the 7.00% Senior Notes due 2022, between Ares Capital Corporation and U.S. Bank National Association, as trustee(12)
4.15	Form of 7.00% Senior Note due 2022(12)

Number	Description
4.16	Indenture dated as of January 25, 2011, between Ares Capital Corporation and U.S. Bank National Association, as trustee(13)
4.17	Form of 5.75% Convertible Senior Notes due 2016(13)
4.18	Indenture, dated as of March 28, 2011, between Ares Capital Corporation and U.S. Bank National Association, as trustee(14)
4.19	Form of 5.125% Convertible Senior Notes due 2016(14)
10.1	Dividend Reinvestment Plan of Ares Capital Corporation, effective until March 27, 2012(15)
10.2	Dividend Reinvestment Plan of Ares Capital Corporation, effective as of March 28, 2012(16)
10.3	Restated Investment Advisory and Management Agreement, dated as of June 6, 2011, between Ares Capital Corporation and Ares Capital Management LLC(17)
10.4	Amended and Restated Custodian Agreement between Ares Capital Corporation and U.S. Bank National Association(18)
10.5	Amended and Restated Administration Agreement, dated as of June 1, 2007, between Ares Capital Corporation and Ares Operations LLC(19)
10.6	Trademark License Agreement between Ares Capital Corporation and Ares Management LLC(20)
10.7	Form of Indemnification Agreement between Ares Capital Corporation and directors and certain officers(4)
10.8	Form of Indemnification Agreement between Ares Capital Corporation and the members of the Ares Capital Management LLC investment committee(4)
10.9	Amended and Restated Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser(21)
10.10	Second Tier Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser(21)
10.11
Amended and Restated Sale and Servicing Agreement, dated as of January 22, 2010, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wachovia Bank, National Association, as note purchaser, U.S. Bank National Association, as trustee and collateral custodian, and Wells Fargo Securities, LLC, as agent(21)
10.12
Amendment No. 1 to the Amended and Restated Sale and Servicing Agreement, dated as of May 6, 2010, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank as note purchaser, U.S. Bank, National Association, as trustee and collateral custodian, and Wells Fargo Securities LLC, as agent(22)
10.13
Amendment No. 2 to the Amended and Restated Sale and Servicing Agreement, dated as of January 18, 2011, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank as note purchaser, U.S. Bank National Association, as trustee and collateral custodian, and Wells Fargo Securities, LLC, as agent(23)

Number	Description
10.14	Amendment No. 3 to the Amended and Restated Sale and Servicing Agreement, dated as of October 13, 2011, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and as transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, U.S. Bank National Association, as trustee, collateral custodian and bank and Wells Fargo Securities, LLC, as agent(24)
10.15
Amendment No. 4 to the Amended and Restated Sale and Servicing Agreement, dated as of January 18, 2012, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as collateral custodian, trustee and bank.(25)
10.16	Master Participation Agreement, dated as of July 7, 2006, between Ares Capital CP Funding LLC and Ares Capital Corporation(26)
10.17
Senior Secured Revolving Credit Agreement, dated as of December 28, 2005 and amended and restated as of January 22, 2010, among Ares Capital Corporation, the lenders party thereto, Bank of America, N.A. and Suntrust Bank, as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent(21)
10.18
Amendment No. 1 to the Senior Secured Revolving Credit Agreement, dated as of May 17, 2010, between Ares Capital Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent(27)
10.19
Amendment No. 2 to the Senior Secured Revolving Credit Agreement, dated as of September 28, 2010, between Ares Capital Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent(28)
10.20
Amendment No. 3 to the Senior Secured Revolving Credit Agreement, dated as of January 25, 2011, between Ares Capital Corporation, the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent(29)
10.21
Amendment No. 4 to the Senior Secured Revolving Credit Agreement, dated as of March 25, 2011, between Ares Capital Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent(2)
10.22
First Amendment Agreement and Waiver, dated as of November 13, 2007, between Ares Capital Corporation, as borrower, Ares Capital FL Holdings LLC, ARCC CIC Flex Corp., ARCC Imperial Corporation and ARCC Imperial LLC, as subsidiary guarantors, and BMO Capital Markets Financing, Inc., Merrill Lynch Capital Corporation, SunTrust Bank, Commerzbank AG, New York and Grand Cayman Branches, UBS Loan Finance LLC, JPMorgan Chase Bank, N.A., Wachovia Bank, National Association and KBC Bank N.V., as lenders(30)
10.23
Sale and Servicing Agreement, dated as of July 7, 2006, among ARCC Commercial Loan Trust 2006, as issuer, ARCC CLO 2006 LLC, as trust depositor, Ares Capital Corporation, as originator and as servicer, U.S. Bank National Association, as trustee and as collateral administrator, Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as backup servicer, and Wilmington Trust Company, as owner trustee(26)
10.24	Commercial Loan Sale Agreement, dated as of July 7, 2006, between Ares Capital Corporation and ARCC CLO 2006 LLC(26)

Number	Description
10.25	Amendment No. 1 to the Commercial Loan Sale Agreement, dated as of July 17, 2009, between Ares Capital Corporation and ARCC CLO 2006 LLC(31)
10.26	Indenture, dated as of July 7, 2006, between ARCC Commercial Loan Trust 2006 and U.S. Bank National Association(26)
10.27	Amended and Restated Trust Agreement, dated as of July 7, 2006, among ARCC CLO 2006 LLC, Wilmington Trust Company and U.S. Bank National Association(26)
10.28	Collateral Administration Agreement, dated as of July 7, 2006, among ARCC Commercial Loan Trust 2006, Ares Capital Corporation and U.S. Bank National Association(26)
10.29	Class A-1A VFN Purchase Agreement, dated as of July 7, 2006, among ARCC Commercial Loan Trust 2006, U.S. Bank National Association and other Class A-1A VFN noteholders party thereto(26)
10.30
Loan and Servicing Agreement, dated as of January 20, 2012, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, collateral agent and lender, and U.S. Bank National Association, as collateral custodian and bank(32)
10.31	Purchase and Sale Agreement, dated as of January 20, 2012, between Ares Capital JB Funding LLC, as purchaser, and Ares Capital Corporation, as seller(32)
10.32	Form of Underwriting Agreement for Equity Securities(33)
10.33	Form of Underwriting Agreement for Debt Securities(33)
11.1	Statement of Computation of Per Share Earnings(34)
14.1	Code of Conduct of Ares Capital Corporation, as amended(35)
21.1	Subsidiaries of Ares Capital Corporation*
31.1	Certification by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith

(1)
Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K (File No. 814-00663), filed on October 30, 2009.

(2)
Incorporated by reference to Exhibits 3.1 and 10.3, as applicable, to the Company's Form 10-Q (File No. 814-00663) for the quarter ended March 31, 2011, filed on May 3, 2011.

(3)
Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q (File No. 814-00663) for the quarter ended June 30, 2010, filed on August 5, 2010.

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

(10)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663), filed April 7, 2010.

(11)
Incorporated by reference to Exhibits 4.1, 4.2 and 4.3 to the Company's Current Report on Form 8-K, filed on October 22, 2010.

(12)
Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on February 2, 2012.

(13)
Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on January 28, 2011.

(14)
Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on March 28, 2011.

(15)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663) filed on November 8, 2010.

(16)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663) filed on February 27, 2012.

(17)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663), filed on June 8, 2011.

(18)
Incorporated by reference to Exhibit (j) to the Company's pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-158211), filed on May 28, 2009.

(19)
Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q (File No. 814-00663) for the quarter ended June 30, 2007, filed on August 9, 2007.

(20)
Incorporated by reference to Exhibit (k)(3) to the Company's pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-114656), filed on September 17, 2004.

(21)
Incorporated by reference to Exhibits 10.1 through 10.4, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on January 25, 2010.

(22)
Incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q (File No. 814-00663) for the quarter ended March 30, 2010, filed on May 10, 2010.

(23)
Incorporated by reference to Exhibit 10.1 to the Company's 8-K (File No. 814-00663), filed on January 19, 2011.

(24)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663), filed on October 14, 2011.

(25)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663), filed on January 19, 2012.

(26)
Incorporated by reference to Exhibits 10.2 through 10.8, as applicable, to the Company's Form 10-Q (File No. 814-00663) for the quarter ended June 30, 2006, filed on August 9, 2006.

(27)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663), filed on May 19, 2010.

(28)
Incorporated by reference to Exhibit (k)(12) to the Company's pre-effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2/A (File No. 333-165585), filed on October 5, 2010.

(29)
Incorporated by reference to Exhibit 10.17 to the Company's Form 10-K (File No. 814-00663) for the year ended December 31, 2010, filed on March 1, 2011.

(30)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663) filed on November 14, 2007.

(31)
Incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q (File No. 814-00663) for the quarter ended June 30, 2009, filed on August 6, 2009.

(32)
Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Registrant's Form 8-K (File No. 814-00663), filed on January 24, 2012.

(33)
Incorporated by reference to Exhibits (h)(1) and (h)(2), as applicable, to the Company's pre-effective Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-174716), filed on June 3, 2011.

(34)
Included in Note 10 to the Company's Notes to Consolidated Financial Statements filed herewith.

(35)
Incorporated by reference to Exhibit 14.1 to the Company's Form 10-K (File No. 814-00663) for the year ended December 31, 2008, filed on March 2, 2009.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ares Capital Corporation

        We have audited the accompanying consolidated balance sheet of Ares Capital Corporation (and subsidiaries) (the Company) as of December 31, 2011 and 2010, including the consolidated schedules of investments as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows, and the financial highlights (included in Note 15), for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ares Capital Corporation (and subsidiaries) as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ares Capital Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of Treadway Commission (COSO), and our report dated February 27, 2012 expressed an unqualified opinion on the effectiveness of Ares Capital Corporation's internal control over financial reporting.

        As explained in Note 8 to the consolidated financial statements, the accompanying consolidated financial statements include investments valued at $5.1 billion (162% of net assets), whose fair values have been estimated by the Board of Directors and management in the absence of readily determinable fair values. Such estimates are based on financial and other information provided by management of its portfolio companies, pertinent market and industry data, as well as input from independent valuation firms. These investments are valued in accordance with FASB ASC 820, Fair Value Measurements and Disclosures, which requires the Company to assume that the portfolio investments are sold in a principal market to market participants. The Company has considered its principal market as the market in which the Company exits its portfolio investments with the greatest volume and level of activity. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to these valuation techniques are observable or unobservable. $5.1 billion of investments at December 31, 2011 are valued based on unobservable inputs. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, they may fluctuate significantly over short periods of time. These determinations of fair value could differ materially from the values that would have been utilized had a ready market for these investments existed.

Los Angeles, California
February 27, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ares Capital Corporation:

        We have audited Ares Capital Corporation's (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ares Capital Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Ares Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ares Capital Corporation (and subsidiaries) as of December 31, 2011 and 2010, including the consolidated schedules of investments as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows, and the financial highlights (included in Note 15), for each of the years in the three-year period ended December 31, 2011, and our report dated February 27, 2012 expressed an unqualified opinion on those consolidated financial statements.

Los Angeles, California
February 27, 2012

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands, except per share data)

	As of December 31,
	2011	2010
ASSETS
Investments at fair value
Non-controlled/non-affiliate investments	$3,060,084	$2,482,642
Non-controlled affiliate company investments	267,324	380,396
Controlled affiliate company investments	1,767,098	1,454,952

Total investments at fair value (amortized cost of $5,108,663 and $4,291,955, respectively)	5,094,506	4,317,990
Cash and cash equivalents	120,782	100,752
Receivable for open trades	550	8,876
Interest receivable	99,078	72,548
Other assets	72,521	62,380

Total assets	$5,387,437	$4,562,546

LIABILITIES
Debt	$2,073,602	$1,378,509
Management and incentive fees payable	92,496	52,397
Accounts payable and other liabilities	47,404	34,742
Interest and facility fees payable	26,383	21,763
Payable for open trades	—	24,602
Dividend payable	287	—

Total liabilities	2,240,172	1,512,013
Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Common stock, par value $.001 per share, 400,000 and 300,000 common shares authorized, respectively, 205,130 and 204,419 common shares issued and outstanding, respectively	205	204
Capital in excess of par value	3,390,354	3,205,326
Accumulated overdistributed net investment income	(10,449)	(11,336)
Accumulated net realized loss on investments, foreign currency transactions, extinguishment of debt and other assets	(218,688)	(169,696)
Net unrealized gain (loss) on investments and foreign currency transactions	(14,157)	26,035

Total stockholders' equity	3,147,265	3,050,533

Total liabilities and stockholders' equity	$5,387,437	$4,562,546

NET ASSETS PER SHARE	$15.34	$14.92

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2011	2010	2009
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest from investments	$267,039	$238,278	$188,126
Capital structuring service fees	55,013	23,921	5,429
Dividend income	12,430	4,340	1,162
Management fees	1,315	4,797	113
Interest from cash & cash equivalents	120	112	265
Other income	6,137	5,310	6,484

Total investment income from non-controlled/non-affiliate company investments	342,054	276,758	201,579
From non-controlled affiliate company investments:
Interest from investments	30,560	51,386	21,866
Capital structuring service fees	730	813	—
Dividend income	4,294	2,125	285
Management fees	502	813	1,443
Other income	881	569	377

Total investment income from non-controlled affiliate company investments	36,967	55,706	23,971
From controlled affiliate company investments:
Interest from investments	175,534	103,853	15,074
Capital structuring service fees	41,592	29,946	194
Dividend income	21,643	7,903	2,391
Management fees	14,925	8,762	1,942
Other income	1,771	468	121

Total investment income from controlled affiliate company investments	255,465	150,932	19,722

Total investment income	634,486	483,396	245,272

EXPENSES:
Interest and credit facility fees	122,512	79,347	24,262
Incentive management fees	112,377	76,895	33,332
Base management fees	71,603	51,998	30,409
Professional fees	14,692	12,320	7,820
Administrative fees	9,317	8,721	4,009
Professional fees and other costs related to the acquisition of Allied Capital Corporation	3,145	19,833	4,939
Other general and administrative	10,963	13,074	6,519

Total expenses	344,609	262,188	111,290
NET INVESTMENT INCOME BEFORE INCOME TAXES	289,877	221,208	133,982

Income tax expense, including excise tax	7,474	5,392	576

NET INVESTMENT INCOME	282,403	215,816	133,406

REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCIES:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	24,618	26,865	(17,010)
Non-controlled affiliate company investments	13,647	11,965	(15,478)
Controlled affiliate company investments	58,295	6,563	(13,680)
Foreign currency transactions	—	85	205

Net realized gains (losses)	96,560	45,478	(45,963)
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	(29,430)	138,619	60,339
Non-controlled affiliate company investments	(19,395)	40,595	21,361
Controlled affiliate company investments	8,633	51,681	7,194
Foreign currency transactions	—	(152)	(187)

Net unrealized gains (losses)	(40,192)	230,743	88,707
Net realized and unrealized gains from investments and foreign currencies	56,368	276,221	42,744

GAIN ON THE ACQUISITION OF ALLIED CAPITAL CORPORATION	—	195,876	—
REALIZED GAIN (LOSS) ON EXTINGUISHMENT OF DEBT	(19,318)	(1,961)	26,543
REALIZED GAIN ON SALE OF OTHER ASSETS	—	5,882	—

NET INCREASE IN STOCKHOLDERS' EQUITY RESULTING FROM OPERATIONS	$319,453	$691,834	$202,693

BASIC AND DILUTED EARNINGS PER COMMON SHARE (Note 10)	$1.56	$3.91	$1.99

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING—BASIC AND DILUTED (Note 10)	204,860	176,732	101,720

See accompanying notes to consolidated financial statements.

 ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2011
(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
AGILE Fund I, LLC(7)(9)	Investment partnership	Member interest (0.50% interest)		4/1/2010	$216	$132

CIC Flex, LP(9)	Investment partnership	Limited partnership units (0.94 unit)		9/7/2007	2,533	3,130

Covestia Capital Partners, LP(9)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	1,059	1,111

Dynamic India Fund IV, LLC(9)	Investment company	Member interest (5.44% interest)		4/1/2010	4,822	4,728

Firstlight Financial Corporation(6)(9)	Investment company	Senior subordinated loan ($71,542 par due 12/2016)	1.00% PIK	12/31/2006	71,269	67,947	(4)
		Class A common stock (10,000 shares)		12/31/2006	10,000	—
		Class B common stock (30,000 shares)		12/31/2006	30,000	—

					111,269	67,947

HCI Equity, LLC(7)(8)(9)	Investment company	Member interest (100.00% interest)		4/1/2010	808	730

Imperial Capital Private Opportunities, LP(9)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	6,643	5,120

Ivy Hill Middle Market Credit Fund, Ltd.(7)(8)(9)	Investment company	Class B deferrable interest notes ($40,000 par due 11/2018)	6.25% (Libor + 6.00%/Q)	11/20/2007	40,000	38,000
		Subordinated notes ($16 par due 11/2018)	15.00%	11/20/2007	15,515	16,000

					55,515	54,000

Kodiak Funding, LP(9)	Investment partnership	Limited partnership interest (1.52% interest)		4/1/2010	868	823

Novak Biddle Venture Partners III, L.P.(9)	Investment partnership	Limited partnership interest (2.47% interest)		4/1/2010	221	196

Partnership Capital Growth Fund I, L.P.(9)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	1,791	3,726

Partnership Capital Growth Fund III, L.P.(9)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	1,322	1,250

Senior Secured Loan Fund LLC(7)(11)(19)	Co-investment vehicle	Subordinated certificates ($1,044,977 par due 12/2020)	8.38% (Libor + 8.00%/Q)	10/30/2009	1,034,254	1,059,178

VSC Investors LLC(9)	Investment company	Membership interest (1.95% interest)		1/24/2008	1,139	997

					1,222,460	1,203,068		38.23%

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Healthcare—Services
BenefitMall Holdings Inc.(7)	Employee benefits broker services company	Senior subordinated loan ($40,326 par due 6/2014)	18.00%	4/1/2010	40,326	40,326
		Common stock (39,274,290 shares)		4/1/2010	53,510	59,990
		Warrants		4/1/2010	—	—

					93,836	100,316

CCS Group Holdings, LLC	Correctional facility healthcare operator	Class A units (601,937 units)		8/19/2010	602	1,158

CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings LLC(6)	Healthcare analysis services	Senior secured loan ($7,245 par due 3/2017)	7.75% (Libor + 6.50%/Q)	3/15/2011	7,245	6,883	(2)(18)
		Senior secured loan ($18 par due 3/2017)	8.75% (Base Rate + 5.50%/Q)	3/15/2011	18	17	(2)(18)
		Senior secured loan ($7,642 par due 3/2017)	7.75% (Libor + 6.50%/Q)	3/15/2011	7,642	7,260	(3)(18)
		Senior secured loan ($19 par due 3/2017)	8.75% (Base Rate + 5.50%/Q)	3/15/2011	19	18	(3)(18)
		Class A common stock (9,679 shares)		6/15/2007	4,000	8,745
		Class C common stock (1,546 shares)		6/15/2007	—	1,397

					18,924	24,320

INC Research, Inc.	Pharmaceutical and biotechnology consulting services	Common stock (1,410,000 shares)		9/27/2010	1,512	1,403

Magnacare Holdings, Inc., Magnacare Administrative Services, LLC, and Magnacare, LLC	Healthcare professional provider	Senior secured loan ($12,638 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/15/2010	12,638	12,638	(18)
		Senior secured loan ($44,393 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/15/2010	44,393	44,393	(2)(18)
		Senior secured loan ($8,257 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/15/2010	8,257	8,257	(3)(18)

					65,288	65,288

MW Dental Holding Corp.	Dental services	Senior secured revolving loan ($1,700 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	1,700	1,700	(18)
		Senior secured loan ($15,384 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	15,384	15,384	(18)
		Senior secured loan ($49,750 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	49,750	49,750	(2)(18)
		Senior secured loan ($2,686 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	2,686	2,686	(3)(18)

					69,520	69,520

Napa Management Services Corporation	Anesthesia management services provider	Senior secured loan ($10,892 par due 4/2016)	8.50% (Libor + 7.00%/Q)	4/15/2011	10,563	10,892	(18)
		Senior secured loan ($29,437 par due 4/2016)	8.50% (Libor + 7.00%/Q)	4/15/2011	29,437	29,437	(2)(18)
		Senior secured loan ($7,752 par due 4/2016)	8.50% (Libor + 7.00%/Q)	4/15/2011	7,752	7,752	(3)(18)
		Common units (5,000 units)		4/15/2011	5,000	5,513

					52,752	53,594

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
NS Merger Sub. Inc. and NS Holdings, Inc.	Healthcare technology provider	Senior subordinated loan ($579 par due 6/2017)	13.50%	6/21/2010	579	579
		Senior subordinated loan ($50,000 par due 6/2017)	13.50%	6/21/2010	50,000	50,000	(2)
		Common stock (2,500,000 shares)		6/21/2010	2,500	2,985

					53,079	53,564

OnCURE Medical Corp.	Radiation oncology care provider	Common stock (857,143 shares)		8/18/2006	3,000	3,073

Passport Health Communications, Inc., Passport Holding Corp. and Prism Holding Corp.	Healthcare technology provider	Series A preferred stock (1,594,457 shares)		7/30/2008	11,156	9,218
		Common stock (16,106 shares)		7/30/2008	100	—

					11,256	9,218

PG Mergersub, Inc. and PGA Holdings, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Senior secured loan ($9,108 par due 11/2015)	6.75% (Libor + 5.00%/Q)	11/3/2010	9,085	9,108	(3)(18)
		Senior subordinated loan ($4,000 par due 3/2016)	12.50%	3/12/2008	3,956	4,000
		Preferred stock (333 shares)		3/12/2008	125	15
		Common stock (16,667 shares)		3/12/2008	167	754

					13,333	13,877

PRA Holdings, Inc.	Drug testing services	Senior secured loan ($11,330 par due 12/2014)	4.56% (Libor + 4.00%/Q)	12/14/2007	11,034	11,103	(2)
		Senior secured loan ($12,000 par due 12/2014)	4.56% (Libor + 4.00%/Q)	12/14/2007	11,682	11,760	(3)

					22,716	22,863

RCHP, Inc.	Operator of general acute care hospitals	Junior secured loan ($15,000 par due 5/2019)	11.50% (Libor + 10.00%/Q)	11/4/2011	15,000	15,000	(18)
		Junior secured loan ($50,000 par due 5/2019)	11.50% (Libor + 10.00%/Q)	11/4/2011	50,000	50,000	(2)(18)

					65,000	65,000

Reed Group, Ltd.	Medical disability management services provider	Senior secured revolving loan ($1,650 par due 12/2013)		4/1/2010	1,497	1,402	(17)
		Senior secured loan ($10,755 par due 12/2013)		4/1/2010	9,129	9,142	(17)
		Senior secured loan ($20,777 par due 12/2013)		4/1/2010	15,918	2,431	(17)
		Equity interests		4/1/2010	203	—

					26,747	12,975

Soteria Imaging Services, LLC(6)	Outpatient medical imaging provider	Junior secured loan ($1,189 par due 11/2010)	14.50%	4/1/2010	1,057	808
		Junior secured loan ($1,699 par due 11/2010)	12.50%	4/1/2010	1,529	1,154
		Preferred member units (1,823,179 units)		4/1/2010	—	—

					2,586	1,962

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Sunquest Information Systems, Inc.	Laboratory software solutions provider	Junior secured loan ($75,000 par due 6/2017)	9.75% (Libor + 8.50%/Q)	12/16/2010	75,000	74,250	(18)
		Junior secured loan ($50,000 par due 6/2017)	9.75% (Libor + 8.50%/Q)	12/16/2010	50,000	49,500	(2)(18)

					125,000	123,750

U.S. Renal Care, Inc.	Dialysis provider	Senior secured loan ($7,444 par due 12/2016)	5.50% (Libor + 4.00%/Q)	6/9/2011	7,407	7,295	(18)
		Senior subordinated loan ($50,569 par due 6/2018)	11.25% Cash, 2.00% PIK	5/24/2010	50,569	50,569	(2)(4)

					57,976	57,864

Vantage Oncology, Inc.	Radiation oncology care provider	Common stock (62,157 shares)		2/3/2011	4,670	5,057

					687,797	684,802		21.76%

Education
American Academy Holdings, LLC	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	Senior secured revolving loan ($100 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	100	100	(18)
		Senior secured loan ($26,199 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	26,199	26,199	(18)
		Senior secured loan ($53,468 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	53,468	53,468	(2)(18)

					79,767	79,767

Campus Management Corp. and Campus Management Acquisition Corp.(6)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10,520	11,096

Community Education Centers, Inc.	Offender re-entry and in-prison treatment services provider	Senior secured loan ($17,857 par due 12/2014)	6.25% (Libor + 5.25%/Q)	12/10/2010	17,857	17,857	(18)
		Junior secured loan ($31,835 par due 12/2015)	15.40% (Libor + 11.00% Cash, 4.00% PIK /Q)	12/10/2010	31,835	31,835	(4)
		Junior secured loan ($9,582 par due 12/2015)	15.46% (Libor + 11.00% Cash, 4.00% PIK /Q)	12/10/2010	9,582	9,582	(4)
		Warrants to purchase up to 578,427 shares		12/10/2010	—	258

					59,274	59,532

eInstruction Corporation	Developer and manufacturer of educational software products	Junior secured loan ($17,000 par due 7/2014)	12.00% (Base Rate + 8.25%/M)	4/1/2010	15,396	12,410
		Senior subordinated loan ($27,281 par due 1/2015)		4/1/2010	24,151	1,467	(17)
		Common stock (2,406 shares)		4/1/2010	926	—

					40,473	13,877

ELC Acquisition Corp., ELC Holdings Corporation, and Excelligence Learning Corporation (6)	Developer, manufacturer and distributor of educational products	Preferred stock (99,492 shares)		8/1/2011	10,149	9,154
		Common stock (50,800 shares)		8/1/2011	51	—

					10,200	9,154

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Infilaw Holding, LLC	Operator of for-profit law schools	Senior secured loan ($29,925 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	29,925	29,925	(2)(18)
		Series A preferred units (131,000 units)	10.75% (Base Rate + 7.50%/Q)	8/25/2011	131,000	131,000	(18)

					160,925	160,925

Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	Series B preferred stock (1,750,000 shares)		8/5/2010	5,000	6,153
		Series C preferred stock (2,512,586 shares)		6/7/2010	689	303
		Common stock (20 shares)		6/7/2010	—	—

					5,689	6,456

JTC Education Holdings, Inc.	Postsecondary school operator	Senior secured revolving loan ($2,225 par due 12/2014)	12.75% (Base Rate + 9.50%/Q)	12/31/2009	2,225	2,225	(18)
		Senior secured loan ($20,056 par due 12/2014)	12.50% (Libor + 9.50%/M)	12/31/2009	20,056	20,056	(18)
		Senior secured loan ($9,714 par due 12/2014)	12.50% (Libor + 9.50%/M)	12/31/2009	9,714	9,714	(3)(18)

					31,995	31,995

Lakeland Tours, LLC	Educational travel provider	Senior secured revolving loan ($3,750 par due 12/2016)	6.75% (Base Rate + 3.50%/Q)	10/4/2011	3,750	3,750	(18)
		Senior secured loan ($64,338 par due 12/2016)	10.00% (Libor + 8.50%/Q)	10/4/2011	64,136	64,338	(15)(18)
		Senior secured loan ($15,362 par due 12/2016)	6.00% (Libor + 4.50%/Q)	10/4/2011	15,314	15,362	(18)
		Senior secured loan ($40,362 par due 12/2016)	10.00% (Libor + 8.50%/Q)	10/4/2011	40,231	40,362	(2)(15)(18)
		Senior secured loan ($9,638 par due 12/2016)	6.00% (Libor + 4.50%/Q)	10/4/2011	9,606	9,638	(2)(18)
		Common stock (5,000 shares)		10/4/2011	5,000	5,000

					138,037	138,450

R3 Education, Inc. and EIC Acquisitions Corp. (8)	Medical school operator	Senior secured loan ($6,162 par due 4/2013)	9.00% (Libor + 6.00%/Q)	9/21/2007	6,162	11,508	(18)
		Senior secured loan ($4,819 par due 4/2013)	9.00% (Libor + 6.00%/Q)	9/21/2007	4,819	8,996	(3)(18)
		Senior secured loan ($6,509 par due 4/2013)	13.00% PIK	12/8/2009	4,030	12,149	(4)
		Preferred stock (8,800 shares)		7/30/2008	2,200	1,650
		Common membership interest (26.27% interest)		9/21/2007	15,800	23,207
		Warrants to purchase up to 27,890 shares		12/8/2009	—	—

					33,011	57,510

					569,891	568,762		18.07%

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Restaurants and Food Services
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($2,010 par due 11/2013)	6.50% (Libor + 3.50%/Q)	11/27/2006	2,010	2,010	(18)
		Senior secured revolving loan ($258 par due 11/2013)	6.50% (Base Rate + 2.50%/Q)	11/27/2006	258	258	(18)
		Senior secured loan ($7,305 par due 11/2013)	6.50% (Libor + 3.50%/Q)	11/27/2006	7,305	7,305	(18)
		Senior secured loan ($64 par due 11/2013)	6.50% (Base Rate + 2.50%/Q)	11/27/2006	64	64	(18)
		Senior secured loan ($11,277 par due 11/2014)	12.50% (Libor + 9.50%/Q)	11/27/2006	11,280	11,277	(2)(18)
		Senior secured loan ($9,402 par due 11/2014)	12.50% (Libor + 9.50%/Q)	11/27/2006	9,402	9,402	(3)(18)
		Promissory note ($14,897,360 par due 11/2016)		6/1/2006	14,886	10,905
		Warrants to purchase up to 0.61 shares		6/1/2006	—	—

					45,205	41,221

Huddle House, Inc. (7)	Restaurant owner and operator	Senior subordinated loan ($20,924 par due 12/2015)	12.00% Cash, 3.00% PIK	4/1/2010	20,641	18,939	(4)
		Common stock (358,279 shares)		4/1/2010	—	—

					20,641	18,939

Orion Foods, LLC (fka Hot Stuff Foods, LLC) (7)	Convenience food service retailer	Senior secured revolving loan ($3,300 par due 9/2014)	10.75% (Base Rate + 7.50%/M)	4/1/2010	3,300	3,300	(18)
		Senior secured loan ($33,917 par due 9/2014)	10.00% (Libor + 8.50%/Q)	4/1/2010	33,917	33,917	(2)(18)
		Junior secured loan ($37,552 par due 9/2014)	14.00%	4/1/2010	26,111	30,483
		Preferred units (10,000 units)		10/28/2010	—	—
		Class A common units (25,001 units)		4/1/2010	—	—
		Class B common units (1,122,452 units)		4/1/2010	—	—

					63,328	67,700

OTG Management, Inc.	Airport restaurant operator	Senior secured revolving loan ($1,875 par due 8/2016)	8.50% (Libor + 7.00%/Q)	8/9/2011	1,875	1,875	(18)
		Senior secured revolving loan ($937 par due 8/2016)	9.25% (Base Rate + 6.00%/M)	8/9/2011	937	937	(18)
		Senior secured loan ($17,187 par due 8/2016)	8.50% (Libor + 7.00%/Q)	8/9/2011	17,187	17,187	(18)
		Junior secured loan ($29,285 par due 8/2016)	14.50% (Libor + 13.00%/M)	8/9/2011	29,285	29,285	(18)
		Common units (3,000,000 units)		1/5/2011	3,000	2,610
		Warrants to purchase up to 100,866 shares of common stock		6/19/2008	100	4,544

					52,384	56,438

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
PMI Holdings, Inc.	Restaurant owner and operator	Senior secured revolving loan ($2,500 par due 5/2015)	10.00% (Libor + 8.00%/M)	5/5/2010	2,500	2,500	(18)
		Senior secured revolving loan ($250 par due 5/2015)	10.25% (Base Rate + 7.00%/Q)	5/5/2010	250	250	(18)
		Senior secured loan ($9,008 par due 5/2015)	10.00% (Libor + 8.00%/M)	5/5/2010	9,008	9,008	(2)(18)
		Senior secured loan ($4 par due 5/2015)	10.25% (Base Rate + 7.00%/M)	5/5/2010	4	4	(2)(18)
		Senior secured loan ($9,008 par due 5/2015)	10.00% (Libor + 8.00%/M)	5/5/2010	9,008	9,008	(3)(18)
		Senior secured loan ($4 par due 5/2015)	10.25% (Base Rate + 7.00%/M)	5/5/2010	4	4	(3)(18)

					20,774	20,774

S.B. Restaurant Company	Restaurant owner and operator	Senior secured loan ($34,575 par due 7/2012)	13.00% (Libor + 9.00% Cash, 2.00% PIK /Q)	4/1/2010	31,283	34,575	(4)(18)
		Preferred stock (46,690 shares)		4/1/2010	—	117
		Warrants to purchase up to 257,429 shares of common stock		4/1/2010	—	—

					31,283	34,692

Vistar Corporation and Wellspring Distribution Corp.	Food service distributor	Junior secured loan ($70,250 par due 5/2015)	11.00%	5/23/2008	68,885	70,250
		Junior secured loan ($30,000 par due 5/2015)	11.00%	5/23/2008	30,000	30,000	(2)
		Class A non-voting common stock (1,366,120 shares)		5/3/2008	7,500	6,211

					106,385	106,461

					340,000	346,225		11.00%

Business Services
Acentia (fka Interactive Technology Solutions, LLC)	IT services provider	Senior secured loan ($7,332 par due 6/2015)	8.75% (Base Rate + 5.50%/Q)	10/21/2010	7,332	7,332	(18)
		Senior secured loan ($8,214 par due 6/2015)	8.75% (Base Rate + 5.50%/Q)	10/21/2010	8,214	8,214	(3)(18)

					15,546	15,546

Aviation Properties Corporation(7)	Aviation services	Common stock (100 shares)		4/1/2010	—	—

CIBT Investment Holdings, LLC	Travel documents services	Class A shares (2,500 shares)		12/15/2011	2,500	2,500

CitiPostal Inc.(7)	Document storage and management services	Senior secured revolving loan ($3,200 par due 12/2013)	6.75% (Base Rate + 3.25%/Q)	4/1/2010	3,200	3,200	(18)
		Senior secured loan ($499 par due 12/2013)	8.50% Cash, 5.50% PIK	4/1/2010	499	499	(4)
		Senior secured loan ($51,161 par due 12/2013)	8.50% Cash, 5.50% PIK	4/1/2010	51,161	51,161	(2)(4)
		Senior subordinated loan ($14,698 par due 12/2015)		4/1/2010	13,038	1,574	(17)
		Common stock (37,024 shares)		4/1/2010	—	—

					67,898	56,434

Cornerstone Records Management, LLC	Physical records storage and management service provider	Senior secured loan ($18,377 par due 8/2016)	8.50% (Libor + 7.00%/Q)	8/12/2011	18,377	18,193	(18)

Coverall North America, Inc.(7)	Commercial janitorial service provider	Subordinated notes ($9,386 par due 2/2016)	10.00% Cash, 2.00% PIK	2/22/2011	9,386	9,386	(4)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Diversified Collections Services, Inc.	Collections services	Senior secured loan ($34,000 par due 9/2012)	14.00% (Base Rate+ 10.75%/M)	6/25/2010	34,000	34,000	(2)(18)
		Senior secured loan ($5,263 par due 3/2012)	7.75% (Base Rate + 4.50%/M)	6/25/2010	5,263	5,263	(3)(18)
		Senior secured loan ($2,000 par due 9/2012)	14.00% (Base Rate + 10.75%/M)	6/25/2010	2,000	2,000	(3)(18)
		Preferred stock (14,927 shares)		5/18/2006	169	328
		Common stock (478,816 shares)		4/1/2010	1,478	3,274
		Common stock (114,004 shares)		2/5/2005	295	918

					43,205	45,783

HCP Acquisition Holdings, LLC(7)	Healthcare compliance advisory services	Class A units (11,092,585 units)		6/26/2008	11,093	4,923

Impact Innovations Group, LLC	IT consulting and outsourcing services	Member interest (50.00% interest)		4/1/2010	—	200

Investor Group Services, LLC(6)	Business consulting for private equity and corporate clients	Limited liability company membership interest (10.00% interest)		6/22/2006	—	859

Multi-Ad Services, Inc.(6)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	788	1,828
		Common units (1,725,280 units)		4/1/2010	—	—

					788	1,828

MVL Group, Inc.(7)	Marketing research provider	Senior secured loan ($22,772 par due 7/2012)	12.00%	4/1/2010	22,772	22,772
		Senior subordinated loan ($35,851 par due 7/2012)	12.00% Cash, 2.50% PIK	4/1/2010	35,283	33,844	(4)
		Junior subordinated loan ($144 par due 7/2012)	10.00%	4/1/2010	—	—
		Common stock (560,716 shares)		4/1/2010	—	—

					58,055	56,616

Pillar Processing LLC and PHL Holding Co.(6)	Mortgage services	Senior secured loan ($7,375 par due 5/2014)		7/31/2008	7,375	1,250	(17)
		Senior secured loan ($7,142 par due 11/2013)		11/20/2007	7,064	6,571	(17)
		Senior secured loan ($4,458 par due 11/2013)		11/20/2007	4,409	4,101	(3)(17)
		Common stock (85 shares)			3,768	—

					22,616	11,922

Prommis Solutions, LLC, E-Default Services, LLC, Statewide Tax and Title Services, LLC & Statewide Publishing Services, LLC	Bankruptcy and foreclosure processing services	Senior subordinated loan ($44,926 par due 2/2014)		2/9/2007	43,819	5,273	(17)
		Preferred units (30,000 units)		4/11/2006	3,000	—

					46,819	5,273

Promo Works, LLC	Marketing services	Senior secured loan ($8,655 par due 12/2013)		4/1/2010	4,222	3,389	(17)

R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	157

Summit Business Media Parent Holding Company LLC	Business media consulting services	Limited liability company membership interest (45.98% interest)		5/20/2011	—	566

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Tradesmen International, Inc.	Construction labor support	Junior secured loan ($10,050 par due 5/2014)	13.00% Cash, 1.00% PIK	4/1/2010	7,872	10,050	(4)
		Warrants to purchase up to 771,036 shares		4/1/2010	—	5,002

					7,872	15,052

Tripwire, Inc.	IT security software provider	Senior secured loan ($30,000 par due 5/2018)	8.50% (Libor + 7.25%/Q)	5/23/2011	30,000	30,000	(18)
		Senior secured loan ($50,000 par due 5/2018)	8.50% (Libor + 7.25%/Q)	5/23/2011	50,000	50,000	(2)(18)
		Class B common stock (2,655,638 shares)		5/23/2011	30	38
		Class A common stock (2,970 shares)		5/23/2011	2,970	3,754

					83,000	83,792

Venturehouse-Cibernet Investors, LLC	Financial settlement services for intercarrier wireless roaming	Equity interest		4/1/2010	—	—

VSS-Tranzact Holdings, LLC(6)	Management consulting services	Series B preferred units (854 units)		11/7/2011	867	768
		Common membership interest (8.54% interest)		10/26/2007	10,204	200
		Warrants to purchase up to 4,206 units		11/7/2011	—	98

					11,071	1,066

					402,698	333,485		10.60%

Financial Services
AllBridge Financial, LLC(7)	Asset management services	Equity interests		4/1/2010	11,395	11,733

Callidus Capital Corporation(7)	Asset management services	Common stock (100 shares)		4/1/2010	3,000	776

Ciena Capital LLC(7)	Real estate and small business loan servicer	Senior secured revolving loan ($14,000 par due 12/2013)	6.00%	11/29/2010	14,000	14,000
		Senior secured loan ($32,000 par due 12/2015)	12.00%	11/29/2010	32,000	32,000
		Equity interests		11/29/2010	53,374	20,051

					99,374	66,051

Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($19,500 par due 6/2015)	15.00%	4/1/2010	19,500	19,500

Cook Inlet Alternative Risk, LLC	Risk management services	Senior subordinated loan ($3,750 par due 9/2015)	9.00%	9/30/2011	3,750	3,550

Financial Pacific Company	Commercial finance leasing	Preferred stock (6,500 shares)	8.00% PIK	10/13/2010	6,500	7,822	(4)
		Common stock (650,000 shares)		10/13/2010	—	—

					6,500	7,822

Imperial Capital Group, LLC	Investment services	Class A common units (7,710 units)		5/10/2007	14,997	20,445
		2006 Class B common units (2,526 units)		5/10/2007	3	4
		2007 Class B common units (315 units)		5/10/2007	—	—

					15,000	20,449

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Ivy Hill Asset Management, L.P.(7)(9)	Asset management services	Member interest (100.00% interest)		6/15/2009	112,876	194,597

					271,395	324,478		10.31%

Consumer Products—Non-durable
Augusta Sportswear, Inc.	Manufacturer of athletic apparel	Senior secured loan ($26 par due 7/2015)	9.50% (Base Rate + 6.25%/Q)	9/3/2010	26	26	(3)(18)
		Senior secured loan ($8,819 par due 7/2015)	8.50% (Libor + 7.50%/Q)	9/3/2010	8,819	8,819	(3)(18)

					8,845	8,845

Gilchrist & Soames, Inc.	Personal care manufacturer	Senior secured loan ($21,941 par due 10/2013)	13.44%	4/1/2010	21,435	21,941

Implus Footcare, LLC	Provider of footwear and other accessories	Preferred stock (455 shares)	6.00% PIK	10/31/2011	4,591	4,591	(4)
		Common stock (455 shares)		10/31/2011	455	455

					5,046	5,046

Insight Pharmaceuticals Corporation(6)	OTC drug products manufactuer	Junior secured loan ($25,000 par due 8/2017)	13.25% (Libor + 11.75%/Q)	8/26/2011	24,740	24,000	(2)(18)
		Class A common stock (155,000 shares)		8/26/2011	6,035	9,559
		Class B common stock (155,000 shares)		8/26/2011	6,035	9,559

					36,810	43,118

Making Memories Wholesale, Inc.(7)	Scrapbooking branded products manufacturer	Senior secured revolving loan ($2,250 par due 8/2014)		8/21/2009	2,229	963	(17)
		Senior secured loan ($9,625 par due 8/2014)		8/21/2009	7,193	—	(17)
		Senior secured loan ($5,973 par due 8/2014)		8/21/2009	3,874	—	(17)
		Common stock (100 shares)		8/21/2009	—	—

					13,296	963

Matrixx Initiatives, Inc. and Wonder Holdings Acquisition Corp.	Developer and marketer of over-the-counter healthcare products	Senior secured revolving loan ($10,000 par due 6/2016)	13.00% (Libor + 12.00%/M)	6/30/2011	10,000	9,700	(18)
		Senior secured loan ($41,437 par due 6/2016)	13.00% (Libor + 12.00%/Q)	6/30/2011	41,178	40,194	(2)(18)
		Warrants to purchase up to 1,654,678 shares of common stock		7/27/2011	—	—
		Warrants to purchase up to 1,489 shares of preferred stock		7/27/2011	—	1,504

					51,178	51,398

The Step2 Company, LLC	Toy manufacturer	Junior secured loan ($27,000 par due 4/2015)	10.00%	4/1/2010	25,764	27,000
		Junior secured loan ($31,178 par due 4/2015)	10.00% Cash, 5.00% PIK	4/1/2010	29,879	28,060	(4)
		Common units (1,116,879 units)		4/1/2010	24	25
		Warrants to purchase up to 3,157,895 units		4/1/2010	—	72

					55,667	55,157

The Thymes, LLC(7)	Cosmetic products manufacturer	Preferred units (6,283 units)	8.00% PIK	6/21/2007	6,111	6,420	(4)
		Common units (5,400 units)		6/21/2007	—	754

					6,111	7,174

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Woodstream Corporation	Pet products manufacturer	Senior subordinated loan ($45,000 par due 2/2015)	12.00%	1/22/2010	40,444	44,100
		Common stock (4,254 shares)		1/22/2010	1,222	2,280

					41,666	46,380

					240,054	240,022		7.63%

Containers—Packaging
ICSH, Inc.	Industrial container manufacturer, reconditioner and servicer	Senior secured loan ($71,318 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	71,318	69,891	(18)
		Senior secured loan ($49,873 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	49,873	48,875	(2)(18)

					121,191	118,766

Microstar Logistics LLC	Keg management solutions provider	Junior secured loan ($60,000 par due 8/2016)	10.00% (Libor + 9.00%/Q)	8/5/2011	60,000	60,000	(18)
		Junior secured loan ($50,000 par due 8/2016)	10.00% (Libor + 9.00%/Q)	8/5/2011	50,000	50,000	(2)(18)

					110,000	110,000

					231,191	228,766		7.27%

Aerospace and Defense
AP Global Holdings, Inc.	Safety and security equipment manufacturer	Senior secured loan ($134,475 par due 7/2017)	7.25% (Libor + 5.75%/M)	7/22/2011	134,475	132,794	(16)(18)
		Senior secured loan ($49,875 par due 7/2017)	7.25% (Libor + 5.75%/M)	7/22/2011	49,875	49,252	(2)(18)

					184,350	182,046
Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	95	95	(4)
		Common stock (1,885,195 shares)		1/17/2008	2,291	1,920

					2,386	2,015

					186,736	184,061		5.85%

Manufacturing
Component Hardware Group, Inc.	Commercial equipment	Junior secured loan ($3,106 par due 12/2014)	7.00% Cash, 3.00% PIK	8/4/2010	3,106	3,106	(4)
		Senior subordinated loan ($10,596 par due 12/2014)	7.50% Cash, 5.00% PIK	4/1/2010	6,932	10,596	(4)
		Warrants to purchase up to 1,462,500 shares of common stock		8/4/2010	—	3,181

					10,038	16,883

HOPPY Holdings Corp.	Automotive and recreational vehicle aftermarket products	Senior secured loan ($13,988 par due 6/2016)	5.00% (Libor + 3.75%/M)	6/3/2011	13,988	13,289	(18)

MWI Holdings, Inc.	Highly engineered springs, fastners, and other precision components	Senior secured loan ($29,914 par due 6/2017)	10.00% (Libor + 8.00%/Q)	6/15/2011	29,914	29,914	(18)

NetShape Technologies, Inc.	Metal precision engineered components manufacturer	Senior secured revolving loan ($91 par due 2/2013)	3.96% (Libor + 3.75%/M)	4/1/2010	44	69
		Senior secured revolving loan ($778 par due 2/2013)	4.33% (Libor + 3.75%/Q)	4/1/2010	374	587

					418	656

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Protective Industries, Inc.	Plastic protection products	Senior secured loan ($14 par due 5/2017)	6.25% (Base Rate + 3.00%/M)	5/23/2011	14	14	(18)
		Senior secured loan ($5,589 par due 5/2017)	5.75% (Libor + 4.25%/M)	5/23/2011	5,589	5,421	(18)
		Senior subordinated loan ($720 par due 5/2018)	8.00% Cash, 7.25% PIK	5/23/2011	720	720	(4)
		Preferred stock (2,379,361 shares)		5/23/2011	2,307	3,101

					8,630	9,256

Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1,000	—

Sigma International Group, Inc.(8)	Water treatment parts	Junior secured loan ($4,048 par due 4/2014)	10.00% (Libor + 3.50% Cash, 5.00% PIK /A)	7/8/2011	4,048	3,036	(4)(18)

WP CPP Holdings, LLC	Precision engineered castings	Senior secured loan ($20,822 par due 10/2017)	8.50% (Libor + 7.00%/M)	10/11/2011	20,720	20,406	(18)
		Senior secured loan ($50,000 par due 10/2017)	8.50% (Libor + 7.00%/M)	10/11/2011	49,745	49,000	(2)(18)

					70,465	69,406

					138,501	142,440		4.53%

Services—Other
The Dwyer Group(6)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($17,100 par due 12/2016)	14.50%	12/22/2010	17,100	17,100
		Series A preferred units (13,292,377 units)	8.00% PIK	12/22/2010	14,413	17,011	(4)

					31,513	34,111

Wash Multifamily Laundry Systems, LLC (fka Web Services Company, LLC)	Laundry service and equipment provider	Senior secured loan ($4,850 par due 8/2014)	7.00% (Base Rate + 3.75%/Q)	6/15/2009	4,723	4,850	(3)(18)
		Junior secured loan ($36,900 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	36,900	36,900	(18)
		Junior secured loan ($50,000 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	50,000	50,000	(2)(18)
		Junior secured loan ($3,100 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	3,100	3,100	(3)(18)

					94,723	94,850

					126,236	128,961		4.10%

Telecommunications
American Broadband Communications, LLC, American Broadband Holding Company and Cameron Holdings of NC, Inc.	Broadband communication services	Senior secured loan ($8,754 par due 9/2013)	7.50% (Libor + 5.50%/Q)	9/1/2010	8,754	8,754	(3)(18)
		Senior subordinated loan ($10,529 par due 11/2014)	12.00% Cash, 2.00% PIK	11/7/2007	10,529	10,529	(4)
		Senior subordinated loan ($22,150 par due 11/2014)	12.00% Cash, 4.00% PIK	9/1/2010	22,150	22,150	(4)
		Senior subordinated loan ($33,429 par due 11/2014)	12.00% Cash, 2.00% PIK	2/8/2008	33,429	33,429	(2)(4)
		Warrants to purchase up to 378 shares		11/7/2007	—	6,286
		Warrants to purchase up to 200 shares		9/1/2010	—	3,326

					74,862	84,474

Dialog Telecom LLC	Broadband communication services	Senior secured loan ($16,412 par due 12/2012)	12.08% (Libor + 7.50% Cash, 4.00% PIK /Q)	6/20/2011	16,412	16,412	(4)(18)

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Startec Equity, LLC(7)	Communication services	Member interest		4/1/2010	—	—

					91,274	100,886		3.21%

Grocery
Grocery Outlet Inc.	Value grocery retailer	Senior secured revolving loan ($3,100 par due 12/2017)	11.25% (Base Rate + 8.00%/Q)	12/15/2011	3,100	3,100	(18)
		Senior secured loan ($91,500 par due 12/2017)	10.50% (Libor + 9.00%/Q)	12/15/2011	91,500	91,500	(18)

					94,600	94,600

					94,600	94,600		3.01%

Retail
Direct Buy Holdings, Inc. and Direct Buy Investors, LP(6)	Membership based buying club franchisor and operator	Limited partnership interest (66,667 shares)		4/1/2010	2,594	—
		Limited partnership interest (83,333 shares)		11/30/2007	8,333	—

					10,927	—

Fulton Holdings Corp.	Airport restaurant operator	Senior secured loan ($40,000 par due 5/2016)	12.50%	5/28/2010	40,000	40,000	(2)(13)
		Common stock (19,672 shares)		5/28/2010	1,967	1,618

					41,967	41,618

Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Common stock (1,218,481 shares)		8/8/2006	4,909	12,556

Things Remembered Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($21,433 par due 3/2014)	9.00% (Base Rate + 7.00%/M)	9/28/2006	21,414	21,433	(18)
		Senior secured loan ($8,226 par due 3/2014)	9.00% (Base Rate + 7.00%/M)	9/28/2006	8,302	8,226	(3)(18)
		Class B Preferred stock (73 shares)		3/19/2009	—	2,056
		Preferred stock (80 shares)		9/28/2006	1,800	2,249
		Common stock (800 shares)		9/28/2006	200	2,172
		Warrants to purchase up to 859 shares of preferred stock		3/19/2009	—	2,324

					31,716	38,460

					89,519	92,634		2.94%

Energy
La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Junior secured loan ($59,000 par due 8/2018)	10.25% (Libor + 8.75%/Q)	8/9/2011	57,775	56,050	(18)

USG Nevada LLC	Geothermal, renewable energy, developer for electrical power and direct uses	Junior secured loan ($7,500 par due 6/2012)	3.94% (Libor + 3.50%/Q)	11/9/2011	7,500	7,500

					65,275	63,550		2.02%

Automotive Services
Driven Holdings, LLC	Automotive aftermarket car care franchisor	Preferred stock (247,500 units)		12/16/2011	2,475	2,475
		Common stock (25,000 units)		12/16/2011	25	25

					2,500	2,500

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Stag-Parkway, Inc.(7)	Automotive aftermarket components supplier	Senior secured loan ($34,500 par due 12/2014)	12.50% (Libor + 11.00%/Q)	9/30/2010	34,500	34,500	(18)
		Preferred stock (4,200 shares)	16.50% PIK	9/30/2010	2,368	4,200	(4)
		Common stock (10,200 shares)		9/30/2010	—	14,807

					36,868	53,507

					39,368	56,007		1.78%

Commercial Real Estate Finance
10th Street, LLC(6)	Real estate holding company	Senior subordinated loan ($24,213 par due 11/2014)	8.93% Cash, 4.07% PIK	4/1/2010	24,213	24,213	(4)
		Member interest (10.00% interest)		4/1/2010	594	529
		Option (25,000 units)		4/1/2010	25	25

					24,832	24,767

Allied Capital REIT, Inc.(7)	Real estate investment trust	Real estate equity interests		4/1/2010	50	50
		Real estate equity interests		4/1/2010	325	639

					375	689

American Commercial Coatings, Inc.	Real estate property	Commercial mortgage loan ($2,000 par due 12/2025)		4/1/2010	1,611	1,967	(17)

Aquila Binks Forest Development, LLC	Real estate developer	Commercial mortgage loan ($13,477 par due 12/2014)		4/1/2010	11,900	4,013	(17)
		Real estate equity interests		4/1/2010	—	—

					11,900	4,013

Cleveland East Equity, LLC	Hotel operator	Real estate equity interests		4/1/2010	1,026	2,507

Commons R-3, LLC	Real estate developer	Real estate equity interests		4/1/2010	—	—

Crescent Hotels & Resorts, LLC and affiliates(7)	Hotel operator	Senior secured loan ($433 par due 6/2010)	10.00%	4/1/2010	433	444
		Senior subordinated loan ($9,071 par due 1/2012)		4/1/2010	1,475	138	(17)
		Senior subordinated loan ($9,399 par due 6/2017)		4/1/2010	2,410	241	(17)
		Senior subordinated loan ($10,967 par due 9/2012)		4/1/2010	2,051	202	(17)
		Senior subordinated loan ($261 par due 3/2013)		4/1/2010	263	9	(17)
		Senior subordinated loan ($2,236 par due 9/2011)		4/1/2010	—	—	(17)
		Preferred equity interest		4/1/2010	—	39
		Common equity interest		4/1/2010	35	—

					6,667	1,073

Hot Light Brands, Inc.(7)	Real estate holding company	Senior secured loan ($35,239 par due 2/2011)		4/1/2010	3,945	3,692	(17)
		Common stock (93,500 shares)		4/1/2010	—	—

					3,945	3,692

NPH, Inc.	Hotel property	Real estate equity interests		4/1/2010	5,291	7,959

					55,647	46,667		1.48%

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Food and Beverage
Apple & Eve, LLC and US Juice Partners, LLC(6)	Juice manufacturer	Senior secured revolving loan ($2,000 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	2,000	2,000	(18)
		Senior secured revolving loan ($2,500 par due 10/2013)	12.00% (Base Rate + 8.00%/Q)	10/5/2007	2,500	2,500	(18)
		Senior secured loan ($13,325 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	13,325	13,325	(18)
		Senior secured loan ($14,019 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	14,019	14,019	(3)(18)
		Senior units (50,000 units)		10/5/2007	5,000	3,326

					36,844	35,170

Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated loan ($7,615 par due 2/2013)	16.00% PIK	2/6/2008	7,615	7,615	(4)
		Preferred stock (6,258 shares)		9/1/2006	2,500	1,519

					10,115	9,134

Distant Lands Trading Co.	Coffee manufacturer	Class A common stock (1,294 shares)		4/1/2010	980	568
		Class A-1 common stock (2,157 shares)		4/1/2010	—	—

					980	568

					47,939	44,872		1.43%

Consumer Products—Durable
Bushnell Inc.	Sports optics manufacturer	Junior secured loan ($41,325 par due 2/2014)	7.08% (Libor + 6.50%/Q)	4/1/2010	33,467	37,192

					33,467	37,192		1.18%

Transportation
PODS Funding Corp.	Storage and warehousing	Junior subordinated loan ($37,020 par due 5/2017)	10.50% Cash, 5.00% PIK	11/29/2011	37,020	37,020	(4)

United Road Towing, Inc.	Towing company	Warrants to purchase up to 607 shares		4/1/2010	—	—

					37,020	37,020		1.18%

Environmental Services
AWTP, LLC(7)	Water treatment services	Junior secured loan ($4,109 par due 6/2015)	5.00% Cash, 5.00% PIK	4/18/2011	4,109	4,109	(4)
		Junior secured loan ($896 par due 6/2015)	15.00% PIK	4/18/2011	896	623	(4)
		Junior secured loan ($4,518 par due 6/2015)	15.00% PIK	4/18/2011	4,518	3,142	(3)(4)
		Membership interests (90% interest)		4/18/2011	—	—

					9,523	7,874

RE Community Holdings II, Inc.and Pegasus Community Energy, LLC.	Operator of municipal recycling facilities	Preferred stock (1,000 shares)	12.50% PIK	3/1/2011	8,311	8,283	(4)

Waste Pro USA, Inc	Waste management services	Preferred Class A common equity (611,615 shares)		11/9/2006	12,263	20,540

					30,097	36,697		1.17%

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Oil and Gas
Geotrace Technologies, Inc.	Reservoir processing, development	Warrants to purchase up to 69,978 shares of common stock		4/1/2010	88	—
		Warrants to purchase up to 210,453 shares of preferred stock		4/1/2010	2,805	172

					2,893	172

UL Holding Co., LLC	Petroleum product manufacturer	Junior secured loan ($2,098 par due 12/2012)	9.31% (Libor + 8.88%/Q)	12/24/2007	2,098	2,098
		Junior secured loan ($4,073 par due 12/2012)	14.00%	12/24/2007	4,073	4,073
		Junior secured loan ($2,000 par due 12/2012)	9.45% (Libor + 8.88%/Q)	6/17/2011	2,000	2,000
		Junior secured loan ($5,000 par due 12/2012)	15.00%	8/13/2010	5,000	5,000
		Junior secured loan ($2,926 par due 12/2012)	14.00%	12/24/2007	2,926	2,926	(2)
		Junior secured loan ($835 par due 12/2012)	9.31% (Libor + 8.88%/Q)	12/24/2007	835	835	(3)
		Junior secured loan ($1,801 par due 12/2012)	14.00%	12/24/2007	1,801	1,801	(3)
		Junior secured loan ($10,728 par due 12/2012)	9.32% (Libor + 8.88%/Q)	12/24/2007	10,728	10,728	(3)
		Class A common units (8,982 units)		6/17/2011	90	46
		Class B-4 common units (50,000 units)		4/25/2008	500	255
		Class B-5 common units (499,000 units)		6/17/2011	4,990	2,541
		Class C common units (549,491 units)		4/25/2008	—	2,798

					35,041	35,101

					37,934	35,273		1.12%

Chemicals, Plastic and Rubber
Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($3,603 par due 11/2013)	13.00% Cash, 3.00% PIK	5/22/2006	3,603	3,603	(4)
		Senior secured loan ($9,967 par due 11/2013)	10.25% (Base Rate + 3.50%/M)	6/29/2011	9,967	9,967	(18)
		Senior secured loan ($6,639 par due 11/2013)	10.00% (Libor + 6.00%/M)	6/29/2011	6,639	6,639	(18)
		Senior secured loan ($5,246 par due 11/2013)	13.00% Cash, 3.00% PIK	5/22/2006	5,246	5,246	(2)(4)
		Senior secured loan ($8,227 par due 11/2013)	8.25% (Libor + 4.25%/M)	5/22/2006	8,227	8,227	(3)(18)
		Senior secured loan ($915 par due 11/2013)	10.25% (Base Rate + 3.50%/M)	6/29/2011	915	915	(3)(18)
		Senior secured loan ($610 par due 11/2013)	10.00% (Libor + 6.00%/M)	6/29/2011	610	610	(3)(18)

					35,207	35,207

					35,207	35,207		1.12%

Printing, Publishing and Media
EarthColor, Inc.(7)	Printing management services	Common stock (89,435 shares)		4/1/2010	—	—

LVCG Holdings LLC(7)	Commercial printer	Membership interests (56.53% interest)		10/12/2007	6,600	—

Company(1)	Business Description	Investment	Interest(5)(12)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
National Print Group, Inc.	Printing management services	Senior secured revolving loan ($1,141 par due 10/2013)	9.00% (Libor + 6.00%/M)	3/2/2006	1,141	1,027	(18)
		Senior secured revolving loan ($1,031 par due 10/2013)	9.00% (Base Rate + 5.00%/M)	3/2/2006	1,031	928	(18)
		Senior secured loan ($20 par due 10/2013)	10.00% (Libor + 6.00% Cash, 1.00% PIK/Q)	3/2/2006	20	18	(4)(18)
		Senior secured loan ($7,520 par due 10/2013)	10.00% (Libor + 6.00% Cash, 1.00% PIK/Q)	3/2/2006	7,217	6,919	(3)(4)(18)
		Senior secured loan ($181 par due 10/2013)	10.00% (Base Rate + 5.00% Cash, 1.00% PIK/M)	3/2/2006	174	166	(3)(4)(18)
		Preferred stock (9,344 shares)		3/2/2006	2,000	—

					11,583	9,058

The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (21,711 shares)		9/29/2006	2,171	5,339
		Common stock (15,393 shares)		9/29/2006	3	13

					2,174	5,352

					20,357	14,410		0.46%

Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	Senior secured loan ($11,500 par due 10/2013)	4.80% (Libor + 4.50%/M)	10/11/2007	11,500	11,270	(3)(14)

					11,500	11,270		0.36%

Wholesale Distribution
BECO Holding Company, Inc.	Wholesale distributor of first response fire protection equipment and related parts	Common stock (25,000 shares)		7/30/2010	2,500	3,151

					2,500	3,151		0.10%

					$5,108,663	$5,094,506		161.87%

(1)
Other than our investments listed in footnote 7 below, we do not "Control" any of our portfolio companies, as defined in the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "Investment Company Act"). In general, under the Investment Company Act, we would "Control" a portfolio company if we owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. All of our portfolio company investments, which as of December 31, 2011 represented 162% of the Company's net assets or 95% of the Company's total assets, are subject to legal restrictions on sales.

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

(2)
These assets are owned by the Company's wholly owned subsidiary Ares Capital CP Funding LLC ("Ares Capital CP"), are pledged as collateral for the Revolving Funding Facility and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than Ares Capital CP's obligations under the Revolving Funding Facility (see Note 5 to the consolidated financial statements).

(3)
Pledged as collateral for the Debt Securitization.

(4)
Has a payment-in-kind interest feature (see Note 2 to the consolidated financial statements).

(5)
Investments without an interest rate are non-income producing.

(6)
As defined in the Investment Company Act, we are deemed to be an "Affiliated Person" of this portfolio company because we own 5% or more of the portfolio company's outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company

  (including through a management agreement). Transactions during the year ended December 31, 2011 in which the issuer was an Affiliated company (but not a portfolio company that we "Control") are as follows:

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
10th Street, LLC	$—	$—	$—	$3,096	$—	$—	$—	$—	$(48)
Apple & Eve, LLC and US Juice Partners, LLC	$5,500	$3,918	$—	$3,478	$—	$—	$35	$—	$(1,709)
BB&T Capital Partners/Windsor Mezzanine Fund, LLC	$—	$2,640	$9,260	$—	$—	$—	$—	$3,902	$(3,804)
Carador, PLC	$—	$—	$9,033	$—	$—	$160	$—	$(2,989)	$3,700
Campus Management Corp. and Campus Management Acquisition Corp.	$571	$—	$—	$—	$—	$—	$—	$—	$(3,308)
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC	$—	$75	$8,763	$943	$—	$2,590	$—	$1,561	$(1,364)
Direct Buy Holdings, Inc. and Direct Buy Investors, LP	$38,800	$80,315	$40,695	$2,637	$—	$—	$—	$(17,661)	$(9,356)
Driven Brands, Inc.	$—	$3,569	$4,939	$255	$—	$—	$—	$4,510	$(1,473)
DSI Renal, Inc.	$—	$77,774	$19,684	$7,919	$—	$—	$33	$27,522	$(21,565)
The Dwyer Group	$—	$—	$11,708	$3,479	$—	$1,135	$—	$—	$2,598
ELC Acquisition Corp., ELC Holdings Corporation, and Excelligence Learning Corporation	$137,200	$135,661	$—	$1,056	$—	$203	$22	$—	$(1,046)
Firstlight Financial Corporation	$—	$2,988	$—	$681	$—	$—	$250	$12	$16,197
Growing Family, Inc. and GFH Holdings, LLC	$—	$34	$10,296	$615	$—	$—	$13	$(1,545)	$5,991
Industrial Container Services, LLC	$3,304	$8,491	$1,800	$69	$—	$—	$109	$19,881	$(13,403)
Insight Pharmaceuticals Corporation	$24,730	$56,080	$—	$4,424	$730	$—	$765	$—	$4,944
Investor Group Services, LLC	$500	$500	$—	$3	$—	$206	$9	$—	$295
Multi-Ad Services, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$462
Pillar Processing LLC and PHL Holding Co.	$—	$12,450	$—	$1,584	$—	$—	$147	$—	$(12,628)
Primis Marketing Group, Inc. and Primis Holdings, LLC	$—	$154	$14,068	$—	$—	$—	$—	$(14,068)	$14,120
Regency Healthcare Group, LLC	$—	$—	$2,007	$—	$—	$—	$—	$380	$335
Soteria Imaging Services, LLC	$—	$1,419	$—	$321	$—	$—	$—	$72	$12
VSS-Tranzact Holdings, LLC	$867	$—	$—	$—	$—	$—	$—	$—	$(6,275)
Universal Environmental Services, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
Universal Trailer Corporation	$—	$—	$7,930	$—	$—	$—	$—	$(7,930)	$7,930
(7)
As defined in the Investment Company Act, we are deemed to be an "Affiliated Person" of this portfolio company because we own 5% or more of the portfolio company's outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). In addition, as defined in the Investment Company Act, we "Control" this portfolio company because we own more than 25% of the portfolio company's outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the year ended December 31, 2011 in which the issuer was both an Affiliated company and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
AGILE Fund I, LLC	$—	$36	$—	$—	$—	$10	$—	$—	$(37)
Allied Capital REIT, Inc.	$325	$115	$—	$—	$—	$—	$—	$585	$(255)
AllBridge Financial, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(1,379)
Aviation Properties Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
AWTP, LLC	$2,926	$—	$—	$751	$—	$—	$—	$—	$(1,648)
BenefitMall Holdings, Inc.	$—	$—	$—	$7,360	$—	$—	$500	$—	$9,541
Border Foods, Inc.	$—	$28,526	$34,818	$1,401	$—	$—	$—	$5,174	$3,601
Callidus Capital Corporation	$6,000	$3,000	$—	$—	$—	$—	$—	$—	$(2,470)
Ciena Capital LLC	$—	$—	$—	$3,549	$—	$—	$—	$—	$(27,011)
Citipostal, Inc.	$2,850	$2,802	$—	$7,356	$—	$—	$353	$—	$(10,960)
Coverall North America, Inc.	$—	$30,907	$—	$642	$—	$—	$—	$(12,334)	$7,624
Crescent Hotels & Resorts, LLC and affiliates	$—	$—	$—	$213	$—	$—	$—	$—	$(2,666)
EarthColor, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
HCI Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(263)
HCP Acquisition Holdings, LLC	$1,048	$—	$—	$—	$—	$—	$—	$—	$(1,196)
Hot Light Brands, Inc.	$—	$929	$—	$—	$—	$—	$—	$—	$(8)
Huddle House Inc.	$—	$—	$—	$3,123	$—	$—	$750	$—	$2,129
Industrial Air Tool, LP and affiliates	$—	$—	$13,419	$—	$—	$1,170	$185	$581	$(1,517)
Ivy Hill Asset Management, L.P.	$9,419	$—	$—	$—	$—	$19,048	$—	$—	$48,943
Ivy Hill Middle Market Credit Fund, Ltd.	$—	$—	$—	$4,879	$—	$—	$—	$—	$1,899
Knightsbridge CLO 2007-1 Ltd.	$—	$—	$14,852	$1,019	$—	$—	$—	$3,724	$307
Knightsbridge CLO 2008-1 Ltd.	$—	$36,996	$—	$2,568	$—	$—	$—	$1,254	$3,108
LVCG Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
Making Memories Wholesale, Inc.	$1,750	$345	$—	$34	$—	$—	$2	$—	$(7,090)
MVL Group, Inc.	$—	$—	$—	$8,452	$—	$—	$—	$—	$(2,525)
Orion Foods, LLC	$3,300	$330	$—	$10,265	$—	$—	$811	$—	$(6,832)
Penn Detroit Diesel Allison, LLC	$—	$4,077	$15,993	$—	$—	$—	$500	$18,388	$(1,987)
Reflexite Corporation	$—	$9,281	$27,435	$1,130	$—	$—	$39	$40,923	$(3,088)
Senior Secured Loan Fund LLC*	$496,816	$—	$—	$118,420	$41,592	$—	$13,307	$—	$688
Stag-Parkway, Inc.	$—	$—	$—	$4,372	$—	$925	$249	$—	$780
Startec Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
The Thymes, LLC	$—	$1,162	$—	$—	$—	$490	$—	$—	$945
*
Together with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together, "GE"), we co-invest through the Senior Secured Loan Fund LLC d/b/a the "Senior Secured Loan Program" (the "SSLP"). The SSLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by GE and the Company; therefore, although the Company owns more than 25% of the voting securities of the SSLP, the Company does not believe that it has control over the SSLP (for purposes of the Investment Company Act or otherwise).

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

(11)
In the first quarter of 2011, the staff of the Securities and Exchange Commission (the "Staff") informally communicated to certain business development companies the Staff's belief that certain entities, which would be classified as an "investment company" under the Investment Company Act but for the exception from the definition of "investment company" set forth in Rule 3a-7 promulgated under the Investment Company Act, could not be treated as eligible portfolio companies (as defined in Section 2(a)(46) of the Investment Company Act). Subsequently, in August 2011 the Securities and Exchange Commission issued a concept release (the "Concept Release") which states that "[a]s a general matter, the Commission presently does not believe that Rule 3a-7 issuers are the type of small, developing and financially troubled businesses in which Congress intended BDCs primarily to invest" and requested comment on whether or not a 3a-7 issuer should be considered an "eligible portfolio company". Ares Capital continues to believe that the language of Section 2(a)(46) of the Investment Company Act permits a business development company to treat as "eligible portfolio companies" entities that rely on the 3a-7 exception. However, given the current uncertainty in this area (including the language in the Concept Release), Ares Capital has, solely for purposes of calculating the composition of its portfolio pursuant to Section 55(a) of the Investment Company Act, identified these entities in our schedule of investments as "non-qualifying assets" should the Staff ultimately disagree with Ares Capital's position.

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

(13)
In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 5.00% on $18 million aggregate principal amount outstanding of the portfolio company's senior term debt previously syndicated by us.

(14)
In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.50% on $12 million aggregate principal amount outstanding of the portfolio company's senior term debt previously syndicated by us.

(15)
In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 4.00% on $45 million aggregate principal amount outstanding of the portfolio company's senior term debt previously syndicated by us.

(16)
In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 1.25% on $74 million aggregate principal amount outstanding of the portfolio company's senior term debt previously syndicated by us.

(17)
Loan was on non-accrual status as of December 31, 2011.

(18)
Loan includes interest rate floor feature.

(19)
In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle us to receive a portion of the excess cash flow from the SSLP's loan portfolio, which may result in a return to the Company greater than the contractual stated interest rate.

 ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2010
(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
AGILE Fund I, LLC(7)(9)	Investment partnership	Member interest (0.50% interest)		4/1/2010	$264	$217

BB&T Capital Partners/Windsor Mezzanine Fund, LLC(6)(9)	Investment company	Member interest (32.59% interest)		4/1/2010	11,900	15,704

Callidus Debt Partners CDO Fund I, Ltd.(8)(9)	Investment company	Class C notes ($18,800 par due 12/2013)		4/1/2010	2,669	1,239
		Class D notes ($9,400 par due 12/2013)		4/1/2010	—	—	(14)

					2,669	1,239

Callidus Debt Partners CLO Fund III, Ltd.(8)(9)	Investment company	Preferred shares (23,600,000 shares)	7.18%	4/1/2010	4,343	7,324

Callidus Debt Partners CLO Fund IV, Ltd.(8)(9)	Investment company	Class D notes ($3,000 par due 4/2020)	4.84% (Libor + 4.55%/Q)	4/1/2010	1,824	1,817
		Subordinated notes ($17,500 par due 4/2020)	14.92%	4/1/2010	6,935	11,720

					8,759	13,537

Callidus Debt Partners CLO Fund V, Ltd.(8)(9)	Investment company	Subordinated notes ($14,150 par due 11/2020)	23.49%	4/1/2010	8,586	11,995

Callidus Debt Partners CLO Fund VI, Ltd.(8)(9)	Investment company	Class D notes ($9,000 par due 10/2021)	6.29% (Libor + 6.00%/Q)	4/1/2010	4,039	5,538
		Subordinated notes ($25,500 par due 10/2021)	20.14%	4/1/2010	11,572	22,711

					15,611	28,249

Callidus Debt Partners CLO Fund VII, Ltd.(8)(9)	Investment company	Subordinated notes ($28,000 par due 1/2021)	11.94%	4/1/2010	10,216	17,197

Callidus MAPS CLO Fund I LLC	Investment company	Class E notes ($17,000 par due 12/2017)	5.79% (Libor + 5.5%/Q)	4/1/2010	11,863	11,535
		Subordinated notes ($47,900 par due 12/2017)	8.62%	4/1/2010	12,652	19,156

					24,515	30,691

Callidus MAPS CLO Fund II, Ltd.(8)(9)	Investment company	Class D notes ($7,700 par due 7/2022)	4.54% (Libor + 4.25%/Q)	4/1/2010	3,428	4,364
		Subordinated notes ($17,900 par due 7/2022)	18.41%	4/1/2010	8,857	13,624

					12,285	17,988

Carador PLC(6)(8)(9)(10)	Investment company	Ordinary shares (7,110,525 shares)		12/15/2006	9,033	5,333

CIC Flex, LP(9)	Investment partnership	Limited partnership units (0.94 unit)		9/7/2007	2,553	2,500

Covestia Capital Partners, LP(9)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	1,059	1,041

Dryden XVIII Leveraged Loan 2007 Limited(8)(9)	Investment company	Class B notes ($9,000 par due 10/2019)	4.79% (Libor + 4.50%/Q)	4/1/2010	3,816	4,823
		Subordinated notes ($21,164 par due 10/2019)	23.01%	4/1/2010	12,266	19,436

Dynamic India Fund IV, LLC(9)	Investment company	Member interest (5.44% interest)		4/1/2010	4,822	4,822

Fidus Mezzanine Capital, L.P.(9)	Investment partnership	Limited partnership interest (29.12% interest)		4/1/2010	9,206	7,499

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Firstlight Financial Corporation(6)(9)	Investment company	Senior subordinated loan ($73,811 par due 12/2016)	1.00% PIK	12/31/2006	73,569	54,050	(4)
		Common stock (10,000 shares)		12/31/2006	10,000	—
		Common stock (30,000 shares)		12/31/2006	30,000	—

					113,569	54,050

HCI Equity, LLC(7)(8)(9)	Investment company	Member interest (100% interest)		4/1/2010	808	993

Imperial Capital Private Opportunities, LP(9)	Investment partnership	Limited partnership interest (80% interest)		5/10/2007	6,643	5,300

Ivy Hill Middle Market Credit Fund, Ltd.(7)(8)(9)	Investment company	Class B deferrable interest notes ($40,000 par due 11/2018)	6.25% (Libor + 6.00%/Q)	11/20/2007	40,000	37,200
		Subordinated notes ($15,351 par due 11/2018)	15.50%	11/20/2007	15,351	14,737

					55,351	51,937

Knightsbridge CLO 2007-1 Ltd.(7)(8)(9)	Investment company	Class E notes ($20,350 par due 1/2022)	9.29% (Libor + 9.00%/Q)	3/24/2010	14,852	14,545

Knightsbridge CLO 2008-1 Ltd.(7)(8)(9)	Investment company	Class C notes ($14,400 par due 6/2018)	7.80% (Libor + 7.50%/Q)	3/24/2010	14,400	14,400
		Class D notes ($9,000 par due 6/2018)	8.79% (Libor + 8.50%/Q)	3/24/2010	9,000	9,000
		Class E notes ($14,850 par due 6/2018)	5.29% (Libor + 5.00%/Q)	3/24/2010	13,596	10,488

					36,996	33,888

Kodiak Funding, LP(9)	Investment partnership	Limited partnership interest (1.52% interest)		4/1/2010	918	788

Novak Biddle Venture Partners III, L.P.(9)	Investment partnership	Limited partnership interest (2.47% interest)		4/1/2010	221	254

Pangaea CLO 2007-1 Ltd. (8)(9)	Investment company	Class D notes ($15,000 par due 1/2021)	5.04% (Libor + 4.75%/Q)	4/1/2010	9,061	8,307

Partnership Capital Growth Fund I, LP(9)	Investment partnership	Limited partnership interest (25% interest)		6/16/2006	2,370	2,393

Senior Secured Loan Fund LLC(7)(16)	Co-investment vehicle	Subordinated certificates ($548,161 par due 12/2020)	8.30% (Libor + 8.00%/Q)	10/30/2009	537,439	561,674

Trivergance Capital Partners, LP(9)	Investment partnership	Limited partnership interest (100% interest)		6/5/2008	3,162	—

VSC Investors LLC(9)	Investment company	Membership interest (4.63% interest)		1/24/2008	994	699

					924,287	924,423		30.30%

Healthcare—Services
Axium Healthcare Pharmacy, Inc.	Specialty pharmacy provider	Senior subordinated loan ($3,160 par due 3/2015)	8.00%	4/1/2010	2,915	3,002	(4)

BenefitMall Holdings Inc.(7)	Employee benefits broker services	Senior subordinated loan ($40,326 par due 6/2014)	18.00%	4/1/2010	40,326	40,326
		Common stock (39,274,290 shares)		4/1/2010	53,510	50,450
		Warrants		4/1/2010	—	—

					93,836	90,776

CCS Group Holdings, LLC	Correctional facility healthcare operator	Class A units (1,000,000 units)		8/19/2010	1,000	1,000

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
CT Technologies Intermediate Holdings, Inc. and CT	Healthcare analysis services	Preferred stock (7,427 shares)		6/15/2007	8,763	8,325
Technologies Holdings, LLC(6)		Common stock (9,679 shares)		6/15/2007	4,000	9,656
		Common stock (1,546 shares)		6/15/2007	—	1,542

					12,763	19,523

DSI Renal Inc.(6)	Dialysis provider	Senior secured loan ($9,359 par due 3/2013)	8.50% (Libor + 6.50%/M)	4/4/2006	9,284	9,359	(15)
		Senior subordinated loan ($69,009 par due 4/2014)	6.00% Cash, 10.00% PIK	4/4/2006	68,523	69,006	(4)
		Common units (19,726 units)		4/4/2006	19,684	40,687

					97,491	119,052

GG Merger Sub I, Inc.	Drug testing services	Senior secured loan ($11,330 par due 12/2014)	4.31% (Libor + 4.0%/Q)	12/14/2007	10,944	10,764	(2)
		Senior secured loan ($12,000 par due 12/2014)	4.31% (Libor + 4.0%/Q)	12/14/2007	11,586	11,400	(3)

					22,530	22,164

Heartland Dental Care, Inc.	Dental services	Senior subordinated loan ($27,717 par due 7/2014)	14.25%	7/31/2008	27,717	28,548

INC Research, Inc.	Pharmaceutical and biotechnology consulting	Senior subordinated loan ($10,039 par due 9/2017)	13.50%	9/27/2010	10,039	10,039
	services	Common stock (1,000,000 shares)		9/27/2010	1,000	1,000

					11,039	11,039

Magnacare Holdings, Inc., Magnacare Administrative	Healthcare professional provider	Senior secured loan ($66,169 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/15/2010	66,169	66,169	(15)
Services, LLC, and Magnacare, LLC		Senior secured loan ($48,511 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/15/2010	48,511	48,511	(2)(15)
		Senior secured loan ($9,023 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/15/2010	9,023	9,023	(3)(15)

					123,703	123,703

MPBP Holdings, Inc., Cohr Holdings, Inc. and MPBP	Healthcare equipment services	Junior secured loan ($18,851 par due 1/2014)		1/31/2007	18,851	943	(14)
Acquisition Co., Inc.		Junior secured loan ($11,310 par due 1/2014)		1/31/2007	11,310	566	(3)(14)
		Common stock (50,000 shares)		1/31/2007	5,000	—

					35,161	1,509

MWD Acquisition Sub, Inc.	Dental services	Junior secured loan ($5,000 par due 5/2013)	6.51% (Libor + 6.25%/M)	5/3/2007	5,000	4,800	(3)

NS Merger Sub. Inc. and NS Holdings, Inc.	Healthcare technology provider	Senior subordinated loan ($579 par due 6/2017)	13.50%	6/21/2010	579	579
		Senior subordinated loan ($50,000 par due 6/2017)	13.50%	6/21/2010	50,000	50,000	(2)
		Common stock (2,500,000 shares)		6/21/2010	2,500	2,500

					53,079	53,079

OnCURE Medical Corp.	Radiation oncology care provider	Common stock (857,143 shares)		8/18/2006	3,000	2,910

Passport Health Communications, Inc., Passport	Healthcare technology provider	Senior secured loan ($11,287 par due 5/2014)	8.25% (Libor + 7.0%/Q)	5/9/2008	11,287	11,287	(2)(15)
Holding Corp. and Prism Holding Corp.		Senior secured loan ($10,419 par due 5/2014)	8.25% (Libor + 7.0%/Q)	5/9/2008	10,419	10,419	(3)(15)
		Series A preferred stock (1,594,457 shares)		7/30/2008	11,156	10,978	(4)
		Common stock (16,106 shares)		7/30/2008	100	—

					32,962	32,684

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
PG Mergersub, Inc.	Provider of patient surveys, management	Senior secured loan ($1,100 par due 11/3/2015)	6.75% (Libor + 5.0%/Q)	11/3/2010	1,098	1,100	(15)
	reports and national databases for integrated	Senior secured loan ($9,200 par due 11/3/2015)	6.75% (Libor + 5.0%/Q)	11/3/2010	9,171	9,200	(3)(15)
	healthcare delivery system	Senior subordinated loan ($4,000 par due 3/2016)	12.50%	3/12/2008	3,948	4,000
		Preferred stock (333 shares)		3/12/2008	125	9
		Common stock (16,667 shares)		3/12/2008	167	471

					14,509	14,780

Reed Group, Ltd.	Medical disability management services	Senior secured loan ($10,755 par due 12/2013)		4/1/2010	9,129	9,142	(14)
	provider	Senior secured revolving loan ($1,250 par due 12/2013)		4/1/2010	1,097	1,063	(14)
		Senior subordinated loan ($19,625 par due 12/2013)		4/1/2010	15,918	10,714	(14)
		Equity interests		4/1/2010	203	—

					26,347	20,919

Regency Healthcare Group, LLC(6)	Hospice provider	Preferred member interest (1,293,960 shares)		4/1/2010	2,007	1,672

Soteria Imaging Services, LLC(6)	Outpatient medical imaging provider	Junior secured loan ($1,687 par due 11/2010)		4/1/2010	1,644	1,383	(14)
		Junior secured loan ($2,422 par due 11/2010)		4/1/2010	2,361	1,986	(14)
		Preferred member interest (1,881,234 units)		4/1/2010	—	—

					4,005	3,369

Sunquest Information Systems, Inc.	Laboratory software solutions provider	Junior secured loan ($95,000 par due 6/2017)	9.75% (Libor + 8.50%/M)	12/16/2010	95,000	95,000	(15)
		Junior secured loan ($50,000 par due 6/2017)	9.75% (Libor + 8.50%/M)	12/16/2010	50,000	50,000	(2)(15)

					145,000	145,000

U.S. Renal Care, Inc.	Dialysis provider	Senior subordinated loan ($20,235 par due 5/2017)	11.25% Cash, 2.00% PIK	5/24/2010	20,235	20,235	(4)

Univita Health Inc.	Outsourced services provider	Senior subordinated loan ($21,094 par due 12/2014)	12.00% Cash, 3.00% PIK	12/22/2009	21,094	21,094	(4)

VOTC Acquisition Corp.	Radiation oncology care provider	Senior secured loan ($7,580 par due 7/2012)	11.00% Cash, 2.00% PIK	6/30/2008	7,580	7,580	(4)
		Preferred stock (3,888,222 shares)		7/14/2008	8,748	11,624

					16,328	19,204

					771,721	760,062		24.91%

Business Services
Aviation Properties Corporation(7)	Aviation services	Common stock (100 shares)		4/1/2010	—	—

Booz Allen Hamilton, Inc.	Strategy and technology consulting services	Senior secured loan ($733 par due 7/2015)	7.50% (Libor + 4.50%/M)	7/31/2008	721	733	(3)(15)
		Senior subordinated loan ($101 par due 7/2016)	13.00%	7/31/2008	90	104
		Senior subordinated loan ($5,007 par due 7/2016)	13.00%	7/31/2008	4,983	5,157	(2)

					5,794	5,994

CitiPostal Inc.(7)	Document storage and management services	Senior secured revolving loan ($691 par due 12/2013)	6.50% (Libor + 4.50%/M)	4/1/2010	691	691	(15)
		Senior secured revolving loan ($700 par due 12/2013)	6.50% (Libor + 4.50%/Q)	4/1/2010	700	700	(15)
		Senior secured revolving loan ($1,250 par due 12/2013)	6.75% (Base Rate + 3.25%/Q)	4/1/2010	1,250	1,250	(15)
		Senior secured loan ($49,333 par due 12/2013)	11.00% Cash, 2.00% PIK	4/1/2010	49,333	49,333	(2)(4)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior secured loan ($482 par due 12/2013)	11.00% Cash, 2.00% PIK	4/1/2010	482	482	(4)
		Senior subordinated loan ($12,526 par due 12/2015)	16.00% PIK	4/1/2010	12,526	12,022	(4)
		Common stock (37,024 shares)		4/1/2010	—	—

					64,982	64,478

Coverall North America, Inc.(7)	Commercial janitorial service provider	Senior secured loan ($15,763 par due 7/2011)	12.00%	4/1/2010	15,763	15,763	(2)
		Senior secured loan ($15,864 par due 7/2011)	12.00%	4/1/2010	15,864	15,864	(2)
		Senior subordinated loan ($5,557 par due 7/2011)		4/1/2010	5,554	928	(14)
		Common stock (763,333 shares)		4/1/2010	2,999	—

					40,180	32,555

Digital Videostream, LLC	Media content supply chain services company	Senior secured loan ($256 par due 2/2012)	10.00% Cash, 1.00% PIK	4/1/2010	256	256	(4)
		Senior secured loan ($9 par due 2/2012)	10.00% Cash, 1.00% PIK	4/1/2010	9	9	(2)(4)
		Senior secured loan ($10,403 par due 2/2012)	10.00% Cash, 1.00% PIK	4/1/2010	10,345	10,403	(2)(4)
		Convertible subordinated loan ($5,538 par due 2/2016)	10.00% PIK	4/1/2010	5,978	6,025	(4)

					16,588	16,693

Diversified Collections Services, Inc.	Collections services	Senior secured loan ($6,921 par due 3/2012)	7.50% (Libor + 5.50%/Q)	4/1/2010	6,921	6,921	(3)(15)
		Senior secured loan ($79 par due 3/2012)	7.50% (Libor + 5.50%/Q)	4/1/2010	79	79	(3)(15)
		Senior secured loan ($34,000 par due 9/2012)	13.75% (Libor + 11.75%/Q)	4/1/2010	34,000	34,000	(2)(15)
		Senior secured loan ($2,000 par due 9/2012)	13.75% (Libor + 11.75%/Q)	4/1/2010	2,000	2,000	(2)(15)
		Preferred stock (14,927 shares)		5/18/2006	169	289
		Common stock (114,004 shares)		2/5/2005	295	445
		Common stock (478,816 shares)		4/1/2010	1,478	1,586

					44,942	45,320

Diversified Mercury Communications, LLC	Business media consulting services	Senior secured loan ($1,774 par due 3/2013)	8.00% (Base Rate + 4.50%/M)	4/1/2010	1,613	1,596	(15)

HCP Acquisition Holdings, LLC(7)	Healthcare compliance advisory services	Class A units (10,044,176 units)		6/26/2008	10,044	5,070

Impact Innovations Group, LLC(7)	IT consulting and outsourcing services	Member interest (50% interest)		4/1/2010	—	—

Interactive Technology Solutions, LLC	IT services provider	Senior secured loan ($7,944 par due 6/2015)	9.50% (Libor + 6.50%/Q)	10/21/2010	7,944	7,944	(15)
		Senior secured loan ($8,900 par due 6/2015)	9.50% (Libor + 6.50%/Q)	10/21/2010	8,900	8,900	(3)(15)

					16,844	16,844

Investor Group Services, LLC(6)	Business consulting for private equity and corporate clients	Limited liability company membership interest (10.00% interest)		6/22/2006	—	564

Multi-Ad Services, Inc.(6)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	788	1,366
		Common units (1,725,280 units)		4/1/2010	—	—

					788	1,366

MVL Group, Inc.(7)	Marketing research provider	Senior secured loan ($22,772 par due 7/2012)	12.00%	4/1/2010	22,772	22,772
		Senior subordinated loan ($34,937 par due 7/2012)	12.00% Cash, 2.50% PIK	4/1/2010	33,884	34,937	(4)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Junior subordinated loan ($144 par due 7/2012)	10.00%	4/1/2010	—	33
		Common stock (554,091 shares)		4/1/2010	—	—
		Common stock (560,716 shares)		4/1/2010	—	—

					56,656	57,742

PC Helps Support, LLC	Technology support provider	Senior secured loan ($7,153 par due 12/2013)	3.54% (Libor + 3.25%/Q)	4/1/2010	7,153	7,153	(3)
		Senior subordinated loan ($23,377 par due 12/2013)	12.76%	4/1/2010	23,377	23,377

					30,530	30,530

Pillar Processing LLC and PHL Holding Co.(6)	Mortgage services	Senior secured loan ($1,875 par due 5/2014)	14.50%	7/31/2008	1,875	1,875
		Senior secured loan ($5,500 par due 5/2014)	14.50%	7/31/2008	5,500	5,500	(2)
		Senior secured loan ($14,730 par due 11/2013)	5.80% (Libor + 5.50%/Q)	11/20/2007	14,730	14,730	(2)
		Senior secured loan ($9,194 par due 11/2013)	5.80% (Libor + 5.50%/Q)	11/20/2007	9,194	9,194	(3)
		Common stock (85 shares)		11/20/2007	3,768	5,701

					35,067	37,000

Primis Marketing Group, Inc. and Primis Holdings, LLC(6)	Database marketing services	Senior subordinated loan ($10,222 par due 2/2013)		8/24/2006	10,222	102	(14)
		Preferred units (4,000 units)		8/24/2006	3,600	—
		Common units (4,000,000 units)		8/24/2006	400	—

					14,222	102

Prommis Solutions, LLC, E-Default Services, LLC,	Bankruptcy and foreclosure processing	Senior subordinated loan ($16,788 par due 2/2014)	11.50% Cash, 2.00% PIK	2/9/2007	16,788	16,788	(4)
Statewide Tax and Title Services, LLC & Statewide Publishing Services, LLC (formerly known as MR Processing Holding Corp.)	services	Senior subordinated loan ($27,032 par due 2/2014)	11.50% Cash, 2.00% PIK	2/9/2007	27,032	27,032	(2)(4)
		Preferred units (30,000 units)		4/11/2006	3,000	4,661

					46,820	48,481

Promo Works, LLC	Marketing services	Senior secured loan ($8,655 par due 12/2013)	11.00%	4/1/2010	5,105	5,438

R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	257

Summit Business Media, LLC	Business media consulting services	Junior secured loan ($11,930 par due 7/2014)		8/3/2007	10,276	239	(3)(14)

Summit Energy Services, Inc.	Energy management consulting services	Common stock (38,778 shares)		4/1/2010	222	287
		Common stock (385,608 shares)		4/1/2010	2,336	2,850

					2,558	3,137

Tradesmen International, Inc.	Construction labor support	Senior subordinated loan ($20,000 par due 5/2014)	10.00%	4/1/2010	14,364	20,000
		Warrants to purchase up to 771,036 shares		4/1/2010	—	2,086

					14,364	22,086

VSS-Tranzact Holdings, LLC(6)	Management consulting services	Common membership interest (8.51% interest)		10/26/2007	10,204	6,475

Venturehouse-Cibernet Investors, LLC	Financial settlement services for intercarrier	Equity interest		4/1/2010	—	—
	wireless roaming	Equity interest		4/1/2010	—	—

					—	—

					427,827	401,967		13.17%

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Financial Services
AllBridge Financial, LLC(7)	Asset management services	Equity interests		4/1/2010	11,395	13,112

Callidus Capital Corporation(7)	Asset management services	Common stock (100 shares)		4/1/2010	—	246

Ciena Capital LLC(7)	Real estate and small business loan servicer	Senior secured loan ($14,000 par due 12/2013)	6.00%	11/23/2010	14,000	14,000
		Senior secured loan ($2,000 par due 12/2015)	12.00%	11/29/2010	2,000	2,000
		Senior secured loan ($20,000 par due 12/2015)	12.00%	11/29/2010	20,000	20,000
		Senior secured loan ($10,000 par due 12/2015)	12.00%	11/29/2010	10,000	10,000
		Equity interests		11/29/2010	53,374	47,063

					99,374	93,063

Commercial Credit Group, Inc.	Commercial equipment finance and leasing	Senior subordinated loan ($6,000 par due 6/2015)	15.00%	4/1/2010	6,000	6,000
	company	Senior subordinated loan ($4,000 par due 6/2015)	15.00%	4/1/2010	4,000	4,000
		Senior subordinated loan ($9,500 par due 6/2015)	15.00%	4/1/2010	9,500	9,500

					19,500	19,500

Compass Group Diversified Holdings, LLC(10)	Middle market business manager	Senior secured revolving loan ($735 par due 12/2012)	2.76% (Libor + 2.50%/M)	4/1/2010	735	735
		Senior secured revolving loan ($882 par due 12/2012)	2.76% (L ibor + 2.50%/M)	4/1/2010	882	882

					1,617	1,617

Cook Inlet Alternative Risk, LLC	Risk management services	Senior secured loan ($40,000 par due 4/2013)	8.50%	4/1/2010	25,124	26,083
		Senior secured loan ($44,346 par due 4/2013)	8.50%	4/1/2010	26,622	28,917
		Member interest (3.17%)		4/1/2010	—	—

					51,746	55,000

Financial Pacific Company(7)	Commercial finance leasing	Preferred stock (6,500 shares)	8.00% PIK	10/13/2010	6,500	6,543
		Common stock (650,000 shares)		10/13/2010	—	—

					6,500	6,543

Imperial Capital	Investment services	Common units (2,526 units)		5/10/2007	3	4,735
Group, LLC(6)		Common units (315 units)		5/10/2007	—	590
		Common units (7,710 units)		5/10/2007	14,997	14,453

					15,000	19,778

Ivy Hill Asset Management, L.P.(7)	Asset management services	Member interest (100% interest)		6/15/2009	103,458	136,235

					308,590	345,094		11.31%

Restaurants and Food Services
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($2,010 par due 11/2012)	6.50% (Libor + 3.50%/Q)	11/27/2006	2,010	2,010	(15)
		Senior secured revolving loan ($108 par due 11/2012)	6.50% (Base Rate + 2.50%/Q)	11/27/2006	108	108	(15)
		Senior secured loan ($22,839 par due 11/2013)	12.50% (Libor + 9.50%/Q)	11/27/2006	22,845	22,839	(2)(15)
		Senior secured loan ($10,705 par due 11/2013)	12.50% (Libor + 9.50%/Q)	11/27/2006	10,705	10,705	(3)(15)
		Promissory note ($14,897 par due 11/2016)		6/1/2006	14,886	10,957	(4)
		Warrants to purchase up to 0.61 shares		6/1/2006	—	—

					50,554	46,619

Encanto Restaurants, Inc.	Restaurant owner and operator	Junior secured loan ($20,997 par due 8/2013)	11.00%	8/2/2006	20,997	19,947	(2)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Junior secured loan ($3,999 par due 8/2013)	11.00%	8/2/2006	3,999	3,799	(3)

					24,996	23,746

Orion Foods, LLC (fka Hot Stuff Foods, LLC)(7)	Convenience food service retailer	Senior secured loan ($34,357 par due 9/2014)	10.00% (Libor + 8.50%/Q)	4/1/2010	34,357	34,357	(15)
		Junior secured loan ($37,552 par due 9/2014)	14.00%	4/1/2010	24,881	36,085
		Preferred stock ($10,000 par due)		4/1/2010	—	—
		Class A common units (25,001 units)		4/1/2010	—	—
		Class B common units (1,122,452 units)		4/1/2010	—	—

					59,238	70,442

Huddle House, Inc.(7)	Restaurant owner and operator	Senior subordinated loan ($20,300 par due 12/2015)	12.00% Cash, 3.00% PIK	4/1/2010	20,032	16,202	(4)
		Common stock (358,428 shares)		4/1/2010	—	—

					20,032	16,202

OTG Management, Inc.	Airport restaurant operator	Junior secured loan ($12,603 par due 6/2013)	16.00% (Libor + 11.00% Cash, 2.00% PIK/M)	6/19/2008	12,603	12,603	(4)(15)
		Junior secured loan ($42,030 par due 6/2013)	18.00% (Libor + 11.00% Cash, 4.00% PIK/M)	6/19/2008	42,030	42,030	(4)(15)
		Warrants to purchase up to 100,857 shares of common stock		6/19/2008	100	4,939
		Warrants to purchase up to 9 shares of common stock		6/19/2008	—	—

					54,733	59,572

PMI Holdings, Inc.	Restaurant owner and operator	Senior secured revolving loan ($575 par due 5/2015)	10.00% (Libor + 8.00%/Q)	5/5/2010	575	575	(15)
		Senior secured loan ($9,918 par due 5/2015)	10.00% (Libor + 8.00%/M)	5/5/2010	9,918	9,918	(2)(15)
		Senior secured loan ($9,918 par due 5/2015)	10.00% (Libor + 8.00%/M)	5/5/2010	9,918	9,918	(3)(15)
		Senior secured loan ($7 par due 5/2015)	10.25% (Base Rate + 7.00%/M)	5/5/2010	7	7	(2)
		Senior secured loan ($7 par due 5/2015)	10.25% (Base Rate + 7.00%/M)	5/5/2010	7	7	(3)

					20,425	20,425

S.B. Restaurant Company	Restaurant owner and operator	Senior secured loan ($35,406 par due 7/2012)	13.00% (Libor + 11.00%/Q)	4/1/2010	26,872	33,635	(15)
		Preferred stock (46,690 shares)		4/1/2010	—	—
		Warrants to purchase up to 257,429 shares of common stock		4/1/2010	—	—

					26,872	33,635

Vistar Corporation and Wellspring Distribution Corp.	Food service distributor	Senior subordinated loan ($31,625 par due 5/2015)	13.50%	5/23/2008	31,625	31,625
		Senior subordinated loan ($30,000 par due 5/2015)	13.50%	5/23/2008	30,000	30,000	(2)
		Class A non-voting common stock (1,366,120 shares)		5/3/2008	7,500	5,287

					69,125	66,912

					325,975	337,553		11.06%

Retail
Apogee Retail, LLC	For-profit thrift retailer	Senior secured revolving loan ($780 par due 3/2012)	7.25% (Base Rate + 4.00%/Q)	3/27/2007	780	765
		Senior secured loan ($11,523 par due 9/2012)	12.00% Cash, 4.00% PIK	5/28/2008	11,523	11,523	(4)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior secured loan ($2,939 par due 3/2012)	5.51% (Libor + 5.25%/M)	3/27/2007	2,939	2,880	(2)
		Senior secured loan ($3,420 par due 9/2012)	12.00% Cash, 4.00% PIK	5/28/2008	3,420	3,420	(4)
		Senior secured loan ($25,841 par due 3/2012)	5.51% (Libor + 5.25%/M)	3/27/2007	25,841	25,324	(2)
		Senior secured loan ($11,307 par due 3/2012)	5.51% (Libor + 5.25%/M)	3/27/2007	11,307	11,081	(3)

					55,810	54,993

Direct Buy Holdings, Inc. and Direct Buy Investors, LP(6)	Membership based buying club franchisor	Senior secured loan ($1,897 par due 11/2012)	8.25% (Base Rate + 5.00%/Q)	12/14/2007	1,858	1,897	(2)(15)
	and operator	Senior subordinated loan ($81,634 par due 5/2013)	12.00% Cash, 4.00% PIK	4/1/2010	77,892	81,634	(4)
		Limited partnership interest (80,000 shares)		4/1/2010	3,112	3,414
		Partnership interests (100,000 shares)		11/30/2007	10,000	4,347

					92,862	91,292

Fulton Holdings Corp	Airport restaurant operator	Senior secured loan ($40,000 par due 5/2016)	12.50%	5/28/2010	40,000	40,000	(2)(12)
		Common stock (19,672 shares)		5/28/2010	1,967	2,430

					41,967	42,430

Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Common stock (1,170,182 shares)		8/8/2006	4,500	7,238

Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($2,413 par due 9/2012)	6.50% (Base Rate + 1.25% Cash, 1.00% PIK/M)	9/28/2006	2,409	2,364	(3)(4)(15)
		Senior secured loan ($28,122 par due 9/2012)	6.50% (Base Rate + 1.25% Cash, 1.00% PIK/M)	9/28/2006	28,089	27,560	(4)(15)
		Senior secured loan ($7,110 par due 9/2012)	6.50% (Base Rate + 1.25% Cash, 1.00% PIK/M)	9/28/2006	7,188	6,968	(3)(4)(15)
		Preferred stock (73 shares)		3/19/2009	—	1,939
		Preferred stock (80 shares)		9/28/2006	1,800	2,121
		Common stock (800 shares)		9/28/2006	200	—
		Warrants to purchase up to 859 shares of preferred stock		3/19/2009	—	—

					39,686	40,952

					234,825	236,905		7.77%

Consumer Products—Non-durable
Augusta Sportswear, Inc.	Manufacturer of athletic apparel	Senior secured loan ($6,556 par due 7/2015)	8.50% (Libor + 7.50%/Q)	9/3/2010	6,556	6,556	(2)(15)
		Senior secured loan ($9,353 par due 7/2015)	8.50% (Libor + 7.50%/Q)	9/3/2010	9,353	9,353	(3)(15)

					15,909	15,909

Gilchrist & Soames, Inc.	Personal care manufacturer	Senior subordinated loan ($22,902 par due 10/2013)	13.44%	4/1/2010	22,128	22,902

Insight Pharmaceuticals Corporation(6)	OTC drug products manufacturer	Senior subordinated loan ($50,255 par due 9/2012)	13.00% Cash, 2.00% PIK	4/1/2010	50,255	50,255	(2)(4)(15)
		Senior subordinated loan ($5,298 par due 9/2012)	13.00% Cash, 2.00% PIK	4/1/2010	5,298	5,298	(4)(15)
		Common stock (155,000 shares)		4/1/2010	12,070	13,432

					67,623	68,985

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Making Memories Wholesale, Inc.(7)	Scrapbooking branded products manufacturer	Senior secured revolving loan ($250 par due 8/2014)	10.00% (Libor + 6.50%/Q)	8/21/2009	250	250	(15)
		Senior secured revolving loan ($250 par due 8/2014)	10.00% (Libor + 6.50%/Q)	8/21/2009	250	250	(15)
		Senior secured loan ($9,388 par due 8/2014)		8/21/2009	7,433	6,048	(14)(15)
		Senior secured loan ($5,129 par due 8/2014)		8/21/2009	3,979	—	(14)
		Common stock (100 shares)		8/21/2009	—	—

					11,912	6,548

The Step2 Company, LLC	Toy manufacturer	Senior secured loan ($27,000 par due 4/2015)	10.00%	4/1/2010	25,557	27,000	(4)
		Senior subordinated loan ($30,000 par due 4/2015)	15.00%	4/1/2010	28,396	30,000	(4)
		Common units (1,114,343 units)		4/1/2010	24	1,010
		Warrants to purchase up to 3,157,895 shares		4/1/2010	—	—

					53,977	58,010

The Thymes, LLC(7)	Cosmetic products manufacturer	Preferred units (6,283 units)	8.00% PIK	6/21/2007	6,784	6,902	(4)
		Common units (5,400 units)		6/21/2007	—	—

					6,784	6,902

Woodstream Corporation	Pet products manufacturer	Senior subordinated loan ($4,743 par due 2/2015)	12.00%	1/22/2010	4,772	4,505
		Senior subordinated loan ($50,257 par due 2/2015)	12.00%	1/22/2010	43,287	47,745
		Common stock (4,254 shares)		1/22/2010	1,222	2,194

					49,281	54,444

					227,614	233,700		7.66%

Education
Campus Management Corp. and Campus Management Acquisition Corp.(6)	Education software developer	Preferred stock (465,509 shares)		2/8/2008	9,949	13,834

Community Education Centers, Inc.	Offender re-entry and in-prison treatment services provider	Senior secured loan ($20,000 par due 12/2014)	6.25% (Libor + 5.25%/M)	12/10/2010	20,000	20,000	(15)
		Junior secured loan ($9,231 par due 12/2015)	15.28% (Libor + 15.00%/M)	12/10/2010	9,231	9,231
		Junior secured loan ($30,769 par due 12/2015)	15.30% (Libor + 15.00%/M)	12/10/2010	30,769	30,769
		Warrants to purchase up to 578,407 shares		12/13/2010	—	1,009

					60,000	61,009

eInstruction Corporation	Developer, manufacturer and retailer of educational products	Senior subordinated loan ($23,270 par due 1/2015)	16.00% PIK	4/1/2010	21,290	22,106	(4)
		Junior secured loan ($17,000 par due 7/2014)	7.80% (Libor + 7.50%/Q)	4/1/2010	14,881	14,960
		Common stock (2,406 shares)		4/1/2010	926	1,326

					37,097	38,392

ELC Acquisition Corporation	Developer, manufacturer and retailer of educational products	Senior secured loan ($160 par due 11/2012)	3.51% (Libor + 3.25%/M)	11/30/2006	160	160	(3)
		Junior secured loan ($8,333 par due 11/2013)	7.26% (Libor + 7.00%/M)	11/30/2006	8,333	8,333	(3)

					8,493	8,493

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	Series B preferred stock (1,401,385 shares)		8/5/2010	4,004	4,244
		Series B preferred stock (348,615 shares)		8/5/2010	996	1,056
		Series C preferred stock (1,994,644 shares)		6/7/2010	547	2,586
		Series C preferred stock (517,942 shares)		6/7/2010	142	672
		Common stock (16 shares)		6/7/2010	—	—
		Common stock (4 shares)		6/7/2010	—	—

					5,689	8,558

JTC Education Holdings, Inc.	Postsecondary school operator	Senior secured loan ($19,997 par due 12/2014)	12.50% (Libor + 9.50%/M)	12/31/2009	19,997	19,997	(15)
		Senior secured loan ($10,863 par due 12/2014)	12.50% (Libor + 9.50%/M)	12/31/2009	10,863	10,863	(3)(15)

					30,860	30,860

R3 Education, Inc. (formerly known as Equinox EIC Partners, LLC and MUA Management Company) and EIC Acquisitions Corp.(8)	Medical school operator	Senior secured loan ($6,275 par due 4/2013)	9.00% (Libor + 6.00%/Q)	4/3/2007	6,275	9,652	(3)(15)
		Senior secured loan ($10,113 par due 4/2013)	9.00% (Libor + 6.00%/Q)	9/21/2007	10,113	15,555	(15)
		Senior secured loan ($4,000 par due 4/2013)	9.00% (Libor + 6.00%/Q)	9/21/2007	4,000	6,153	(3)(15)
		Senior secured loan ($5,727 par due 4/2013)	13.00% PIK	12/8/2009	2,335	8,809	(4)
		Preferred stock (800 shares)		7/30/2008	200	100
		Preferred stock (8,000 shares)		7/30/2008	2,000	1,000
		Common membership interest (26.27% interest)		9/21/2007	15,800	20,734
		Warrants to purchase up to 27,890 shares		12/8/2009	—	—

					40,723	62,003

					192,811	223,149		7.32%

Manufacturing
Component Hardware Group, Inc.	Commercial equipment	Senior secured loan ($3,014 par due 12/2014)	7.00% Cash, 3.00% PIK	8/4/2010	3,014	3,014	(4)
		Senior subordinated loan ($10,078 par due 12/2014)	7.50% Cash, 5.00% PIK	4/1/2010	5,775	10,078	(4)
		Warrants to purchase up to 1,462,500 shares of common stock		8/4/2010	—	1,240

					8,789	14,332

Industrial Air Tool, LP and Affiliates d/b/a Industrial Air Tool(7)	Industrial products	Class B common units (37,125 units)		4/1/2010	6,000	14,787
		Member interest (375 units)		4/1/2010	7,419	149

					13,419	14,936

NetShape Technologies, Inc.	Metal precision engineered components	Senior secured revolving loan ($972 par due 2/2013)	4.06% (Libor + 3.75%/M)	4/1/2010	521	602
		Common units (1,000 units)		1/30/2007	1,000	—

					1,521	602

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Reflexite Corporation(7)	High-visibility reflective products	Senior subordinated loan ($3,282 par due 11/2014)	20.00% (Base Rate + 12.25% Cash, 7.50% PIK/Q)	2/26/2008	3,282	3,282	(4)(15)
		Senior subordinated loan ($5,999 par due 11/2014)	20.00% (Base Rate + 12.25% Cash, 7.50% PIK/Q)	2/26/2008	5,999	5,999	(3)(4)(15)
		Common stock (1,821,860 shares)		3/28/2006	27,435	30,523

					36,716	39,804

Sigma International Group, Inc.(8)	Water treatment parts manufacturer	Junior secured loan ($1,833 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	1,833	1,283	(15)
		Junior secured loan ($917 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	917	642	(15)
		Junior secured loan ($2,778 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	2,778	1,944	(15)
		Junior secured loan ($4,000 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	4,000	2,800	(3)(15)
		Junior secured loan ($2,000 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	2,000	1,400	(3)(15)
		Junior secured loan ($6,060 par due 10/2013)	16.00% (Libor + 8.00%/Q)	10/11/2007	6,060	4,242	(3)(15)

					17,588	12,311

STS Operating, Inc.	Hydraulic systems equipment and supplies	Senior subordinated loan ($30,386 par due 1/2013)	11.00%	4/1/2010	29,461	30,386	(2)

Bundy Refrigeration International Holding B.V. (aka Tyde Group Worldwide)(8)	Refrigeration and cooling systems parts	Senior secured loan ($9,010 par due 4/2012)	13.13% (Base Rate + 9.88%/Q)	12/15/2010	9,010	9,010
		Senior secured loan ($15,592 par due 4/2012)	15.38% (Base Rate + 12.13%/Q)	12/15/2010	15,592	15,592

					24,602	24,602

Universal Trailer Corporation(6)	Livestock and specialty trailers	Common stock (74,920 shares)		10/8/2004	7,930	—

					140,026	136,973		4.49%

Telecommunications
American Broadband Communications, LLC and American Broadband Holding Company	Broadband communication services	Senior secured loan ($5,530 par due 9/2013)	7.50% (Libor + 5.50%/Q)	9/1/2010	5,861	5,530	(15)
		Senior secured loan ($17,775 par due 9/2013)	7.50% (Libor + 5.50%/Q)	9/1/2010	16,924	17,775	(2)(15)
		Senior secured loan ($9,283 par due 9/2013)	7.50% (Libor + 5.50%/Q)	9/1/2010	9,283	9,283	(3)(15)
		Senior subordinated loan ($30,594 par due 11/2014)	12.00% Cash, 4.00% PIK	9/1/2010	30,594	30,594	(4)
		Senior subordinated loan ($32,768 par due 11/2014)	12.00% Cash, 4.00% PIK	2/8/2008	32,768	32,768	(2)(4)
		Senior subordinated loan ($10,321 par due 11/2014)	12.00% Cash, 4.00% PIK	11/7/2007	10,321	10,321	(4)
		Warrants to purchase up to 200 shares		11/7/2007	—	3,915
		Warrants to purchase up to 208 shares		9/1/2010	—	—

					105,751	110,186

Startec Equity, LLC(7)	Communication services	Member interest		4/1/2010	—	—

					105,751	110,186		3.61%

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Food and Beverage
Apple & Eve, LLC and US Juice Partners, LLC(6)	Juice manufacturer	Senior secured revolving loan ($1,200 par due 10/1/2013)	12.00% (Base Rate + 8.00%/Q)	10/5/2007	1,200	1,200	(15)
		Senior secured loan ($14,162 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	14,162	14,162	(15)
		Senior secured loan ($14,900 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	14,900	14,900	(3)(15)
		Senior units (50,000 units)		10/5/2007	5,000	5,036

					35,262	35,298

Border Foods, Inc.(7)	Green chile and jalapeno products manufacturer	Senior secured loan ($28,526 par due 3/2012)	13.50%	4/1/2010	28,526	28,526
		Preferred stock (100,000 shares)		4/1/2010	21,346	22,801
		Common stock (148,838 shares)		4/1/2010	13,472	4,809
		Common stock (87,707 shares)		4/1/2010	—	2,834
		Common stock (23,922 shares)		4/1/2010	—	773

					63,344	59,743

Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated loan ($6,673 par due 2/2013)	13.00% PIK	2/6/2008	6,673	6,673	(4)
		Preferred stock (6,258 shares)		9/1/2006	2,500	1,650

					9,173	8,323

Distant Lands Trading Co.	Coffee manufacturer	Common stock (1,294 shares)		4/1/2010	980	1,048
		Common stock (2,157 shares)		4/1/2010	—	—

					980	1,048

Ideal Snacks Corporation	Snacks manufacturer	Senior secured revolving loan ($1,084 par due 6/2011)	8.50% (Base Rate + 4.00%/M)	4/1/2010	1,084	922	(15)

					109,843	105,334		3.45%

Services-Other
The Dwyer Group	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($27,100 par due 12/2016)	14.50%	12/22/2010	27,100	27,100
		Series A preferred units (15,000,000 units)	8.00% PIK	12/22/2010	15,000	15,000

					42,100	42,100

Growing Family, Inc. and GFH Holdings, LLC(6)	Photography services	Senior secured revolving loan ($182 par due 8/2011)	9.00% (Base Rate + 1.75% Cash, 4.00% PIK/M)	3/16/2007	178	80	(4)(15)
		Senior secured revolving loan ($2,252 par due 8/2011)	9.00% (Base Rate + 1.75% Cash, 4.00% PIK/M)	3/16/2007	2,207	991	(4)(15)
		Senior secured loan ($524 par due 3/2013)	9.00% (Base Rate + 1.75% Cash, 4.00% PIK/M)	3/16/2007	514	230	(4)(15)
		Senior secured loan ($6,498 par due 3/2013)	9.00% (Base Rate + 1.75% Cash, 4.00% PIK/M)	3/16/2007	6,378	2,859	(4)(15)
		Preferred stock (8,750 shares)		3/16/2007	—	—
		Common stock (552,430 shares)		3/16/2007	872	—
		Warrants to purchase up to 11,313,678 Class B units		3/16/2007	—	—

					10,149	4,160

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Web Services Company, LLC	Laundry service and equipment provider	Senior secured loan ($4,888 par due 8/2014)	7.00% (Base Rate + 3.75%/Q)	6/15/2009	4,718	4,888	(3)
		Senior subordinated loan ($13,563 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	13,563	13,563	(4)
		Senior subordinated loan ($26,462 par due 8/2016)	11.50% Cash, 2.50% PIK	8/29/2008	26,462	26,462	(2)(4)

					44,743	44,913

					96,992	91,173		2.98%

Automotive Services
Driven Brands, Inc.(6)	Automotive aftermarket car care franchisor	Senior secured loan ($3,200 par due 10/2014)	6.50% (Libor + 5.00%/M)	5/12/2010	3,116	3,200	(3)(15)
		Senior secured loan ($520 par due 10/2014)	6.50% (Libor + 5.00%/M)	4/1/2010	506	520(3	)(15)
		Senior secured loan ($213 par due 10/2014)	7.00% (Base Rate + 3.75%/M)	4/1/2010	207	213	(3)
		Common stock (3,772,098 shares)		4/1/2010	4,939	6,308

					8,768	10,241

Penn Detroit Diesel Allison, LLC(7)	Diesel engine manufacturer	Member interest (70,249 shares)		4/1/2010	20,069	22,057

Stag-Parkway, Inc.(7)	Automotive aftermarket components supplier	Senior secured loan ($34,500 par due 12/2014)	12.50% (Libor + 11.00%/Q)	9/30/2010	34,500	34,500	(15)
		Preferred stock (4,200 shares)	16.50%	9/30/2010	2,328	4,200
		Common stock (10,200 shares)		9/30/2010	—	13,987

					36,828	52,687

					65,665	84,985		2.79%

Commercial Real Estate Finance
10th Street, LLC(6)	Real estate holding company	Senior subordinated loan ($23,247 par due 11/2014)	8.93% Cash, 4.07% PIK	4/1/2010	23,247	23,247	(4)
		Member interest (10.00% interest)		4/1/2010	594	578
		Option (25,000 units)		4/1/2010	25	25

					23,866	23,850

Allied Capital REIT, Inc.(7)	Real estate investment trust	Real estate equity interests		4/1/2010	50	35
		Real estate equity interests		4/1/2010	115	699

					165	734

American Commercial Coatings, Inc.	Real estate property	Commercial mortgage loan ($2,000 par due 12/2025)		4/1/2010	1,927	1,875	(14)

Aquila Binks Forest Development, LLC	Real estate developer	Commercial mortgage loan ($12,870 par due 6/2011)		4/1/2010	11,293	4,812	(14)
		Real estate equity interest		4/1/2010	—	—

					11,293	4,812

Cleveland East Equity, LLC	Hotel operator	Real estate equity interest (2,522,748 shares)		4/1/2010	1,026	2,051

Commons R-3, LLC	Real estate developer	Real estate equity interest		4/1/2010	—	—

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Crescent Hotels & Resorts, LLC and affiliates(7)	Hotel operator	Senior subordinated loan ($433 par due 6/2010)		4/1/2010	433	444	(14)
		Senior subordinated loan ($4,124 par due 1/2012)		4/1/2010	1,475	—	(14)
		Senior subordinated loan ($4,348 par due 6/2017)		4/1/2010	1,482	1,288	(14)
		Senior subordinated loan ($2,722 par due 6/2017)		4/1/2010	928	1,963	(14)
		Senior subordinated loan ($5,974 par due 9/2012)		4/1/2010	2,051	—	(14)
		Senior subordinated loan ($263 par due 3/2013)		4/1/2010	263	—	(14)
		Senior subordinated loan ($2,112 par due 9/2011)		4/1/2010	—	—	(14)
		Senior subordinated loan ($3,078 par due 1/2012)		4/1/2010	—	—	(14)
		Senior subordinated loan ($2,926 par due 6/2017)		4/1/2010	—	—	(14)
		Senior subordinated loan ($2,050 par due 6/2017)		4/1/2010	—	—	(14)
		Senior subordinated loan ($4,826 par due 9/2012)		4/1/2010	—	—	(14)
		Preferred equity interest		4/1/2010	—	—
		Preferred equity interest		4/1/2010	—	43
		Common equity interest		4/1/2010	35	—
		Member interests		4/1/2010	—	—

					6,667	3,738

DI Safford, LLC	Hotel operator	Commercial mortgage loan ($5,311 par due 5/2032)		4/1/2010	2,757	2,750	(14)

Holiday Inn West Chester	Hotel property	Real estate owned		4/1/2010	3,513	3,330

Hot Light Brands, Inc.(7)	Real estate holding company	Senior secured loan ($27,393 par due 2/2011)		4/1/2010	4,875	4,629	(14)
		Common stock (93,500 shares)		4/1/2010	—	—

					4,875	4,629

MGP Park Place Equity, LLC	Office building operator	Commercial mortgage loan ($6,170 par due 5/2011)		4/1/2010	320	163	(14)

NPH, Inc.	Hotel property	Real estate equity interest		4/1/2010	5,291	6,907

Van Ness Hotel, Inc.	Hotel operator	Commercial mortgage loan ($3,750 par due 8/2013)		4/1/2010	1,027	—	(14)
		Commercial mortgage loan ($13,702 par due 12/2011)	5.50%	4/1/2010	13,702	11,291
		Real estate equity interests		4/1/2010	—	—

					14,729	11,291

					76,429	66,130		2.17%

Transportation
PODS Funding Corp.	Storage and warehousing	Senior subordinated loan ($25,125 par due 6/2015)	15.00%	12/23/2009	25,125	25,125
		Senior subordinated loan ($7,582 par due 12/2015)	16.64% PIK	12/23/2009	6,290	7,430	(4)

					31,415	32,555

United Road Towing, Inc.	Towing company	Junior secured loan ($18,840 par due 1/2014)	14.75% (Libor + 11.25% Cash, 1.00% PIK/Q)	4/1/2010	18,606	18,840	(4)(15)
		Warrants to purchase up to 607 shares		4/1/2010	—	4

					18,606	18,844

					50,021	51,399		1.68%

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Computers and Electronics
Network Hardware Resale, Inc.	Networking equipment resale provider	Senior subordinated loan ($12,343 par due 12/2011)	12.00% (Base Rate + 6.00%/A)	4/1/2010	12,343	12,343	(2)(15)
		Convertible junior subordinated loan ($17,518 par due 12/2015)	9.75% PIK	4/1/2010	17,680	21,039	(4)

					30,023	33,382

TZ Merger Sub, Inc.	Healthcare enterprise software developer	Senior secured loan ($4,678 par due 8/2015)	6.75% (Base Rate + 3.50%/Q)	6/15/2009	4,597	4,678	(3)

					34,620	38,060		1.25%

Consumer Products—Durable
Bushnell Inc.	Sports optics manufacturer	Senior subordinated loan ($41,325 par due 2/2014)	6.80% (Libor + 6.50%/Q)	4/1/2010	30,708	30,994

Carlisle Wide Plank Floors, Inc.	Hardwood floor manufacturer	Senior secured loan ($1,545 par due 6/2011)		4/1/2010	1,449	773	(4)(14)
		Common stock (345,056 shares)		4/1/2010	—	—

					1,449	773

					32,157	31,767		1.04%

Chemicals, Plastics and Rubber
Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($375 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/22/2006	375	375	(15)
		Senior secured loan ($5,801 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/22/2006	5,801	5,801	(15)
		Senior secured loan ($536 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/22/2006	536	536	(3)(15)
		Senior secured loan ($8,296 par due 5/2011)	8.25% (Libor + 4.25%/M)	5/22/2006	8,296	8,296	(3)(15)
		Senior secured loan ($3,806 par due 5/2011)	10.00% (Libor + 6.00%/M)	5/22/2006	3,806	3,806	(15)
		Senior secured loan ($1,579 par due 5/2011)	10.00% (Libor + 6.00%/M)	5/22/2006	1,579	1,579	(3)(15)
		Senior secured loan ($3,558 par due 5/2011)	13.00% Cash, 3.00% PIK	5/22/2006	3,558	3,558	(4)
		Senior secured loan ($5,089 par due 5/2011)	13.00% Cash, 3.00% PIK	5/22/2006	5,089	5,089	(2)(4)

					29,040	29,040		0.95%

Oil and Gas
Geotrace Technologies, Inc.	Reservoir processing, development	Warrants to purchase up to 43,356 shares of common stock		4/1/2010	54	—
		Warrants to purchase up to 26,622 shares of common stock		4/1/2010	33	—
		Warrants to purchase up to 80,063 shares of preferred stock		4/1/2010	1,738	207
		Warrants to purchase up to 130,390 shares of preferred stock		4/1/2010	1,067	337

					2,892	544

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
UL Holding Co., LLC	Petroleum products	Senior secured loan ($5,000 par due 12/2012)	15.00%	8/13/2010	5,000	5,000
		Junior secured loan ($2,108 par due 12/2012)	9.66% (Libor + 9.38%/Q)	12/21/2007	2,108	2,108
		Junior secured loan ($839 par due 12/2012)	9.66% (Libor + 9.38%/Q)	12/21/2007	839	839	(3)
		Junior secured loan ($2,119 par due 12/2012)	14.50%	12/21/2007	2,119	2,119
		Junior secured loan ($844 par due 12/2012)	14.50%	12/21/2007	844	844	(3)
		Junior secured loan ($10,809 par due 12/2012)	9.66% (Libor + 9.38%/Q)	12/21/2007	10,809	10,809	(3)
		Junior secured loan ($2,963 par due 12/2012)	14.50%	12/21/2007	2,963	2,963	(2)
		Junior secured loan ($988 par due 12/2012)	14.50%	12/21/2007	988	988	(3)
		Common units (50,000 units)		4/25/2008	500	97
		Common units (207,843 units)		4/25/2008	—	403

					26,170	26,170

					29,062	26,714		0.89%

Environmental Services
AWTP, LLC	Water treatment services	Junior secured loan ($4,755 par due 12/2012)		12/21/2005	4,755	1,517	(14)
		Junior secured loan ($2,086 par due 12/2012)		12/21/2005	2,086	666	(3)(14)
		Junior secured loan ($4,755 par due 12/2012)		12/21/2005	4,755	1,517	(14)
		Junior secured loan ($2,086 par due 12/2012)		12/21/2005	2,086	666	(3)(14)

					13,682	4,366

Mactec, Inc.	Engineering and environmental services	Class B-4 stock (16 shares)		11/3/2004	—	—
		Class C stock (5,556 shares)		11/3/2004	—	162

					—	162

Universal Environmental Services, LLC	Hydrocarbon recycling and related waste management services and products	Preferred member interest (15.00% interest)		4/1/2010	—	—
		Preferred member interest (850,242 shares)		4/1/2010	—	—
		Preferred member interest (7,099 shares)		4/1/2010	—	—
		Preferred member interest (763,889 shares)		4/1/2010	—	—

					—	—

Waste Pro USA, Inc	Waste management services	Preferred Class A Common Equity (611,615 shares)		11/9/2006	12,263	16,861

Wastequip, Inc.(6)	Waste management equipment manufacturer	Senior subordinated loan ($12,669 par due 2/2015)		2/5/2007	12,581	760	(14)
		Common stock (13,889 shares)		2/2/2007	1,389	—

					13,970	760

					39,915	22,149		0.73%

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Containers and Packaging
Industrial Container Services, LLC(6)	Industrial container manufacturer, reconditioner and servicer	Senior secured loan ($1,033 par due 9/2011)	5.75% (Base Rate + 2.50%/Q)	9/30/2005	1,033	1,033
		Senior secured loan ($20 par due 9/2011)	4.26% (Libor + 4.00%/Q)	6/21/2006	20	20	(2)
		Senior secured loan ($101 par due 9/2011)	4.26% (Libor + 4.00%/Q)	6/21/2006	101	101	(2)
		Senior secured loan ($308 par due 9/2011)	4.26% (Libor + 4.00%/Q)	6/21/2006	308	308	(3)
		Senior secured loan ($1,539 par due 9/2011)	4.26% (Libor + 4.00%/Q)	6/21/2006	1,539	1,539	(3)
		Senior secured loan ($107 par due 9/2011)	4.26% (Libor + 4.00%/Q)	6/21/2006	107	107	(2)
		Senior secured loan ($1,642 par due 9/2011)	4.26% (Libor + 4.00%/Q)	6/21/2006	1,642	1,642	(3)
		Senior secured loan ($27 par due 9/2011)	5.75% (Base Rate + 2.50%/Q)	6/21/2006	27	27	(2)
		Senior secured loan ($410 par due 9/2011)	5.75% (Base Rate + 2.50%/Q)	6/21/2006	410	410	(3)
		Common units (1,800,000 units)		9/29/2005	1,800	15,203

					6,987	20,390

					6,987	20,390		0.67%

Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	Senior secured loan ($7,250 par due 10/2013)	4.76% (Libor + 4.50%/M)	10/11/2007	7,250	6,453	(2)(13)
		Senior secured loan ($11,500 par due 10/2013)	4.76% (Libor + 4.50%/M)	10/11/2007	11,500	10,235	(3)(13)

					18,750	16,688

					18,750	16,688		0.55%

Printing, Publishing and Media
EarthColor, Inc.(7)	Printing management services	Common stock (89,435 shares)		4/1/2010	—	—

LVCG Holdings LLC(7)	Commercial printer	Membership interests (56.53% interest)		10/12/2007	6,600	—

National Print Group, Inc.	Printing management services	Senior secured revolving loan ($1,141 par due 10/2012)	9.00% (Libor + 6.00%/Q)	3/2/2006	1,141	965	(15)
		Senior secured revolving loan ($1,250 par due 10/2012)	9.00% (Base Rate + 5.00%/Q)	3/2/2006	1,250	1,057	(15)
		Senior secured loan ($7,685 par due 10/2012)	14.00% (Libor + 6.00% Cash, 5.00% PIK/Q)	3/2/2006	7,359	7,091	(3)(4)(15)
		Senior secured loan ($187 par due 10/2012)	14.00% (Base Rate + 5.00% Cash, 5.00% PIK/Q)	3/2/2006	179	173	(3)(4)(15)
		Preferred stock (9,344 shares)		3/2/2006	2,000	—

					11,929	9,286

The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (29,969 shares)		9/29/2006	2,997	3,851
		Common stock (15,393 shares)		9/29/2006	3	4

					3,000	3,855

					21,529	13,141		0.43%

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Aerospace and Defense
AP Global Holdings, Inc.	Safety and security equipment manufacturer	Senior secured loan ($6,274 par due 10/2013)	4.02% (Libor + 3.75%/M)	11/18/2007	6,243	6,274	(3)

Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00%	1/17/2008	87	87
		Common stock (1,885,195 shares)		1/17/2008	2,291	1,968

					2,378	2,055

					8,621	8,329		0.27%

Wholesale Distribution
BECO Holding Company, Inc.	Wholesale distributor of first response fire protection equipment and related parts	Common stock (25,000 shares)		7/30/2010	2,500	2,500

					2,500	2,500		0.08%

Housing—Building Materials
HB&G Building Products	Synthetic and wood product manufacturer	Senior subordinated loan ($8,956 par due 3/2013)		10/8/2004	8,991	179	(14)
		Common stock (2,743 shares)		10/8/2004	753	—
		Warrants to purchase up to 4,464 shares of common stock		10/8/2004	653	—

					10,397	179

					10,397	179		0.01%

					$4,291,955	$4,317,990		141.55%

(1)
Other than our investments listed in footnote 7 below, we do not "Control" any of our portfolio companies, as defined in the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "Investment Company Act"). In general, under the Investment Company Act, we would "Control" a portfolio company if we owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. All of our portfolio company investments, which as of December 31, 2010 represented 142% of the Company's net assets or 95% of the Company's total assets, are subject to legal restrictions on sales.

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

(2)
These assets are owned by the Company's wholly owned subsidiary Ares Capital CP Funding LLC ("Ares Capital CP"), are pledged as collateral for the Revolving Funding Facility and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than Ares Capital CP's obligations under the Revolving Funding Facility (see Note 5 to the consolidated financial statements).

(3)
Pledged as collateral for the Debt Securitization.

(4)
Has a payment-in-kind interest feature (see Note 2 to the consolidated financial statements).

(5)
Investments without an interest rate are non-income producing.

(6)
As defined in the Investment Company Act, we are deemed to be an "Affiliated Person" of this portfolio company because we own 5% or more of the portfolio company's outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2010 in which the issuer was an Affiliated company (but not a portfolio company that we "Control") are as follows:

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
(7)
As defined in the Investment Company Act, we are deemed to be an "Affiliated Person" of this portfolio company because we own 5% or more of the portfolio company's outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). In addition, as defined in the Investment Company Act, we "Control" this portfolio company because we own more than 25% of the portfolio company's outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the year ended December 31, 2010 in which the issuer was both an Affiliated company and a portfolio company that we Control are as follows:

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

*
Together with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together, "GE"), we co-invest through the Senior Secured Loan Fund LLC d/b/a the "Senior Secured Loan Program" (the "SSLP"). The SSLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by GE and the Company; therefore, although the Company owns more than 25% of the voting securities of the SSLP, the Company does not believe that it has control over the SSLP (for purposes of the Investment Company Act or otherwise).

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

(12)
In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 5.00% on $40 million aggregate principal amount outstanding of the portfolio company's senior term debt previously syndicated by us.

(13)
In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.50% on $25 million aggregate principal amount outstanding of the portfolio company's senior term debt previously syndicated by us.

(14)
Loan was on non-accrual status as of December 31, 2010.

(15)
Loan includes interest rate floor feature.

(16)
In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle us to receive a portion of the excess cash flow from the SSLP's loan portfolio, which may result in a return to the Company greater than the contractual stated interest rate.

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands, except per share data)

					Accumulated Net Realized Loss on Investments, Foreign Currency Transactions, Extinguishment of Debt and Other Assets	Net Unrealized Gain (Loss) on Investments and Foreign Currency Transactions
				Accumulated (Overdistributed) Undistributed Net Investment Income
	Common Stock
			Capital in Excess of Par Value				Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2008	97,153	$97	$1,395,958	$(7,637)	$(124)	$(293,415)	$1,094,879
Issuance of common stock from August add-on offering (net of offering and underwriting costs)	12,440	13	109,073	—	—	—	109,086
Shares issued in connection with dividend reinvestment plan	352	—	4,025	—	—	—	4,025
Net increase in stockholders' equity resulting from operations	—	—	—	133,406	(19,420)	88,707	202,693
Dividend declared ($1.47 per share)	—	—	—	(128,210)	(24,585)	—	(152,795)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(18,598)	5,584	13,014	—	—

Balance at December 31, 2009	109,945	$110	$1,490,458	$3,143	$(31,115)	$(204,708)	$1,257,888

Issuance of common stock in add-on offerings (net of offering and underwriting costs)	34,458	34	457,815	—	—	—	457,849
Shares issued in connection with dividend reinvestment plan	1,523	2	22,529	—	—	—	22,531
Issuance of common stock in the acquisition of Allied Capital Corporation	58,493	58	872,669	—	—	—	872,727
Gain on the acquisition of Allied Capital Corporation	—	—	—	—	195,876	—	195,876
Net increase in stockholders' equity resulting from operations (excluding gain on the acquisition of Allied Capital Corporation)	—	—	—	215,816	49,399	230,743	495,958
Dividend declared ($1.40 per share)	—	—	—	(252,296)	—	—	(252,296)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	361,855	22,001	(383,856)	—	—

Balance at December 31, 2010	204,419	$204	$3,205,326	$(11,336)	$(169,696)	$26,035	$3,050,533

Issuance of common stock in add-on offerings (net of offering and underwriting costs)	—	—	—	—	—	—	—
Shares issued in connection with dividend reinvestment plan	711	1	11,552	—	—	—	11,553
Issuance of the Convertible Notes (See Note 5)	—	—	54,716	—	—	—	54,716
Net increase in stockholders' equity resulting from operations	—	—	—	282,403	77,242	(40,192)	319,453
Dividend declared ($1.41 per share)	—	—	—	(288,990)	—	—	(288,990)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	118,760	7,474	(126,234)	—	—

Balance at December 31, 2011	205,130	$205	$3,390,354	$(10,449)	$(218,688)	$(14,157)	$3.147,265

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES:
Net increase in stockholders' equity resulting from operations	$319,453	$691,834	$202,693
Adjustments to reconcile net increase in stockholders' equity resulting from operations:
Gain on the acquisition of Allied Capital Corporation	—	(195,876)	—
Realized loss (gain) from extinguishment of debt	19,318	1,961	(26,543)
Realized gain on sale of intangible asset	—	(5,882)	—
Net realized (gains) losses from investment and foreign currency transactions	(96,560)	(45,478)	45,963
Net unrealized (gains) losses from investment and foreign currency transactions	40,192	(230,743)	(88,707)
Net accretion of discount on securities	(15,894)	(12,594)	(2,554)
Increase in accrued payment-in-kind interest and dividends	(28,043)	(45,002)	(40,761)
Collections of payment-in-kind interest and dividends	55,814	32,668	6,371
Amortization of debt issuance costs	13,145	8,824	4,198
Accretion of discount on the Allied Unsecured Notes	2,624	8,201	—
Accretion of discount on Convertible Notes	8,433	—	—
Depreciation	876	923	672
Proceeds from sales and repayments of investments	2,516,090	1,562,356	455,437
Purchases of investments	(3,263,626)	(1,559,819)	(575,046)
Acquisition of Allied Capital Corporation, net of cash acquired	—	(774,190)	—
Changes in operating assets and liabilities:
Interest receivable	(28,557)	(4,076)	(8,165)
Other assets	2,440	12,547	(709)
Management and incentive fees payable	40,099	(14,098)	33,506
Accounts payable and accrued expenses	12,662	(93,484)	7,126
Interest and facility fees payable	4,620	5,437	(1,224)

Net cash provided by (used in) operating activities	(396,914)	(656,491)	12,257

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	1,330,577	109,086
Borrowings on debt	2,458,067	1,737,264	477,403
Repayments and repurchases of debt	(1,738,632)	(2,154,884)	(392,136)
Debt issuance costs	(25,341)	(25,176)	(7,192)
Dividends paid in cash	(277,150)	(229,765)	(189,574)

Net cash provided by (used in) financing activities	416,944	658,016	(2,413)

CHANGE IN CASH AND CASH EQUIVALENTS	20,030	1,525	9,844
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	100,752	99,227	89,383

CASH AND CASH EQUIVALENTS, END OF PERIOD	$120,782	$100,752	$99,227

Supplemental Information:
Interest paid during the period	$87,421	$53,117	$19,963
Taxes paid during the period	$9,112	$1,323	$818
Dividends declared during the period	$288,852	$252,296	$152,795

See accompanying notes to consolidated financial statements.

 ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2011
(in thousands, except per share data, percentages and as otherwise indicated;
for example, with the words "million," "billion" or otherwise)

1.     ORGANIZATION

        Ares Capital Corporation (the "Company" or "ARCC" or "we") is a specialty finance company that is a closed-end, non-diversified management investment company incorporated in Maryland. We have elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "Investment Company Act"). We were incorporated on April 16, 2004 and were initially funded on June 23, 2004. On October 8, 2004, we completed our initial public offering. On the same date, we commenced substantial investment operations.

        On April 1, 2010, we consummated our acquisition of Allied Capital Corporation ("Allied Capital"), in an all stock merger where each existing share of common stock of Allied Capital was exchanged for 0.325 shares of our common stock (the "Allied Acquisition"). The Allied Acquisition was valued at approximately $908 million as of April 1, 2010. In connection therewith, we issued approximately 58.5 million shares of our common stock to Allied Capital's then-existing stockholders, thereby resulting in our then-existing stockholders owning approximately 69% of the combined company and then-existing Allied Capital stockholders owning approximately 31% of the combined company (see Note 17).

        The Company has elected to be treated as a regulated investment company, or a "RIC", under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code") and operates in a manner so as to qualify for the tax treatment applicable to RICs. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first and second lien senior loans and mezzanine debt, which in some cases includes an equity component. To a lesser extent, we also make equity investments. Also, as a result of the Allied Acquisition, Allied Capital's equity investments, including equity investments larger than those we have historically made and controlled portfolio company equity investments, became part of our portfolio.

        We are externally managed by Ares Capital Management LLC ("Ares Capital Management" or our "investment adviser"), a wholly owned subsidiary of Ares Management LLC ("Ares Management"), a global alternative asset manager and a Securities and Exchange Commission ("SEC") registered investment adviser. Ares Operations LLC ("Ares Operations" or our "administrator"), a wholly owned subsidiary of Ares Management, provides the administrative services necessary for us to operate.

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

  Dividends to Common Stockholders

        Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by our board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually, although we may decide to retain such capital gains for investment.

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

  New Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 was issued concurrently with International Financial Reporting Standards No.13 ("IFRS 13"), Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements as is currently required under ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820). The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or GAAP. For GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. ASU 2011-04 eliminates the concepts of in-use and in-exchange when measuring fair value of all financial instruments. For Level 3 fair value measurements, the ASU requires that our disclosure include quantitative information about significant unobservable inputs, a qualitative discussion about the sensitivity of the fair value measurement to changes in the unobservable inputs and the interrelationship between inputs, and a description of our valuation process. Public companies are required to apply ASU 2011-04 prospectively for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of the adoption of ASU 2011-04 on its financial statements and disclosures.

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

        Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation, unrealized capital depreciation or income tax expense related to realized gains. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate (as defined below) for a quarter, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and/or unrealized capital losses.

        Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed "hurdle rate" of 1.75% per quarter. If market credit spreads rise, we may be able to invest our funds in debt instruments that provide for a higher return, which may increase our pre-incentive fee net investment income and make it easier for our investment adviser to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. To the extent we have retained pre-incentive fee net investment income that has been used to calculate this part of the incentive fee, it is also included in the amount of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds) used to calculate the 1.5% base management fee.

        We pay our investment adviser an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

  •
  no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate;

  •
  100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter. We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 2.1875%) as the "catch-up" provision. The "catch-up" is meant to provide our investment adviser with 20% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeded 2.1875% in any calendar quarter; and

  •
  20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter.

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

        Notwithstanding the foregoing, as a result of an amendment to the capital gains portion of the incentive fee under the investment advisory and management agreement (the "Capital Gains Amendment") that was adopted on June 6, 2011, if we are required by GAAP to record an investment at its fair value as of the time of acquisition instead of at the actual amount paid for such investment by us (including, for example, as a result of the application of the acquisition method of accounting), then solely for the purposes of calculating the Capital Gains Fee, the "accreted or amortized cost basis" of an investment shall be an amount (the "Contractual Cost Basis") equal to (1) (x) the actual amount paid by the Company for such investment plus (y) any amounts recorded in the Company's financial statements as required by GAAP that are attributable to the accretion of such investment plus (z) any other adjustments made to the cost basis included in the Company's financial statements, including payment-in-kind interest or additional amounts funded (net of repayments) minus (2) any amounts recorded in the Company's financial statements as required by GAAP that are attributable to the amortization of such investment, whether such calculated Contractual Cost Basis is higher or lower than the fair value of such investment (as determined in accordance with GAAP) at the time of acquisition.

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

        The Capital Gains Fee due to our investment adviser as calculated under the investment advisory and management agreement (as described above) for the year ended December 31, 2011 was $0. However, in accordance with GAAP, for the year ended December 31, 2011, the Company recorded a capital gains incentive fee of $33,348, including $26,012 recognized in the second quarter of 2011 as a result of the application of the Capital Gains Amendment described above with respect to the assets purchased in the Allied Acquisition, bringing the total GAAP accrual related to the capital gains incentive fee to $48,957 as of December 31, 2011. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the Capital Gains Fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual Capital Gains Fees paid or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future. Also for the year ended December 31, 2010, in accordance with GAAP, the Company recorded a capital gains incentive fee of $15,609. There was no similar GAAP expense for the year ended December 31, 2009.

        For the year ended December 31, 2011, base management fees were $71,603, incentive management fees related to pre-incentive fee net investment income were $79,029 and incentive management fees related to capital gains were $33,348. As of December 31, 2011, $92,496 was included in "management and incentive fees payable" in the accompanying consolidated balance sheet, of which $43,539 is currently payable to the Company's investment adviser under the investment advisory and management agreement.

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

        For the years ended December 31, 2011, 2010 and 2009, we incurred $9,317, $8,721 and $4,009, respectively, in administrative fees. As of December 31, 2011, $2,416 was unpaid and included in "accounts payable and accrued expenses" in the accompanying consolidated balance sheet.

4.     INVESTMENTS

        As of December 31, 2011 and 2010, investments consisted of the following:

	As of December 31,
	2011		2010
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
Senior term debt	$2,691,018	$2,671,114	$1,722,130	$1,695,532
Subordinated Certificates of the SSLP(2)	1,034,254	1,059,178	537,439	561,674
Senior subordinated debt	592,618	515,014	1,055,440	1,014,514
Collateralized loan obligations	55,515	54,000	219,324	261,156
Preferred equity securities	251,192	251,064	137,424	143,546
Other equity securities	463,861	527,002	579,177	607,656
Commercial real estate	20,205	17,134	41,021	33,912

Total	$5,108,663	$5,094,506	$4,291,955	$4,317,990

(1)
The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt investments using the effective interest method.

(2)
The proceeds from these certificates were applied to co-investments with GE Global Sponsor Finance LLC and General Electric Capital Corporation to fund first lien senior secured loans to 32 and 20 different borrowers as of December 31, 2011 and December 31, 2010, respectively.

        The industrial and geographic compositions of our portfolio at fair value at December 31, 2011 and December 31, 2010 were as follows:

	As of December 31,
	2011	2010
Industry
Investment Funds and Vehicles(1)	23.6%	21.4%
Healthcare Services	13.4	17.6
Education	11.2	5.2
Restaurant and Food Services	6.8	7.8
Business Services	6.6	9.3
Financial Services	6.4	8.0
Consumer Products	5.4	6.2
Containers and Packaging	4.5	0.5
Aerospace and Defense	3.6	0.2
Manufacturing	2.8	3.2
Other Services	2.5	2.1
Telecommunications	2.0	2.6
Grocery	1.9	0.0
Retail	1.8	5.5
Energy	1.3	0.0
Other	6.2	10.4

Total	100.0%	100.0%

(1)
Includes our investment in the SSLP (as defined below), which had issued loans to 32 and 20 different issuers as of December 31, 2011 and 2010, respectively. The portfolio companies in the SSLP are in industries similar to the companies in our portfolio.

	As of December 31,
	2011	2010
Geographic Region
West	48.4%	34.5%
Southeast	21.2	16.5
Midwest	14.5	20.2
Mid-Atlantic	12.8	24.4
Northeast	1.7	1.4
International	1.4	3.0

Total	100.0%	100.0%

        As of December 31, 2011, 3.3% of total investments at amortized cost (or 0.9% of total investments at fair value), were on non-accrual status, including 1.8% of total investments at amortized cost (or 0.6% of total investments at fair value) of investments acquired as part of the Allied Acquisition. As of December 31, 2010, 3.8% of total investments at amortized cost (or 1.3% of total investments at fair value), were on non-accrual status, including 1.5% of total investments at amortized cost (or 1.0% of total investments at fair value) of investments acquired as part of the Allied Acquisition.

  SSLP

        In October 2009, the Company completed its acquisition from Allied Capital of subordinated certificates (the "SSLP Certificates") issued by the Senior Secured Loan Fund LLC, which operates using the name "Senior Secured Loan Program" (the "SSLP"), an unconsolidated vehicle. The SSLP was formed in December 2007 to co-invest in "stretch senior" and "unitranche" loans (loans that combine both senior and subordinated debt, generally in a first lien position) of middle-market companies with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together, "GE"). The SSLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by both the Company and an affiliate of GE.

        As of December 31, 2011 and December 31, 2010, the SSLP had available capital of approximately $7.7 billion and $5.1 billion, respectively, approximately $5.0 billion and $2.5 billion in aggregate principal amount of which was funded at December 31, 2011 and 2010, respectively. At December 31, 2011, the Company had agreed to make available to the SSLP $1,487,500, of which $442,523 was unfunded. At December 31, 2010, the Company had agreed to make available to the SSLP $958,794, of which $410,633 was unfunded. It is within the Company's discretion to make these additional amounts available to the SSLP.

        As of December 31, 2011 and December 31, 2010, the SSLP had total assets of $5.0 billion and $2.6 billion, respectively. GE's investment in the SSLP consisted of senior notes of $3.8 billion and $1.9 billion and subordinated certificates of $149 million and $78 million at December 31, 2011 and 2010, respectively. The subordinated certificates are junior to the senior notes invested by GE and the Company owned 87.5% and 88.6% of the outstanding subordinated certificates as of December 31, 2011 and 2010, respectively. The SSLP's portfolio consisted of senior and unitranche loans to 32 and 20 different issuers as of December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, the portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies and none of these loans were on non-accrual status. At December 31, 2011 and 2010, the largest loan to a single issuer in the SSLP's portfolio in aggregate principal amount was $300.0 million and $270.0 million, respectively, and loans to the top five issuers totaled $1.4 billion and $1.1 billion, respectively. The portfolio companies in the SSLP are in industries similar to the companies in Ares Capital's portfolio.

        The amortized cost and fair value of the SSLP Certificates held by the Company was $1,034,254 and $1,059,178, respectively, at December 31, 2011, and $537,439 and $561,674, respectively, at December 31, 2010. The SSLP Certificates pay a weighted average coupon of approximately LIBOR plus 8.0% and also entitle the Company to receive a portion of the excess cash flow from the loan portfolio, which may result in a return greater than the contractual coupon. The Company's yield on its investment in the SSLP at fair value was 15.7% and 15.8% at December 31, 2011 and 2010, respectively. For the years ended December 31, 2011 and December 31, 2010, the Company earned interest income of $118,420 and $50,013, respectively, in respect of its SSLP investment. The Company is also entitled to certain other sourcing and management fees in connection with the SSLP.

5.     BORROWINGS

        In accordance with the Investment Company Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of December 31, 2011 our asset coverage for borrowed amounts was 252%.

        The Company's outstanding debt as of December 31, 2011 and 2010 was as follows:

	As of December 31,
	2011					2010
(in millions)	Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount	Carrying Value		Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount	Carrying Value
Revolving Funding Facility	$500,000		$463,000	$463,000		$400,000		$242,050	$242,050
Revolving Credit Facility	810,000	(2)	395,000	395,000		810,000	(2)	146,000	146,000
Debt Securitization	77,531		77,531	77,531		183,190		155,297	155,297
2011 Notes	—		—	—		300,584		300,584	296,258	(3)
2012 Notes	—		—	—		161,210		161,210	158,108	(3)
February 2016 Convertible Notes	575,000		575,000	541,152	(4)	—		—	—
June 2016 Convertible Notes	230,000		230,000	215,931	(4)	—		—	—
2040 Notes	200,000		200,000	200,000		200,000		200,000	200,000
2047 Notes	230,000		230,000	180,988	(3)	230,000		230,000	180,796	(3)

Total	$2,622,531		$2,170,531	$2,073,602		$2,284,984		$1,435,141	$1,378,509

(1)
Subject to borrowing base and leverage restrictions. Represents the total aggregate amount available or outstanding, as applicable, under such instrument.

(2)
Includes an "accordion" feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $1,050,000.

(3)
Represents the aggregate principal amount outstanding of the applicable series of notes less the unaccreted discount initially recorded as a part of the Allied Acquisition. The total unaccreted discount on the Allied Unsecured Notes was $49,012 and $56,633 at December 31, 2011 and December 31, 2010, respectively.

(4)
Represents the aggregate principal amount outstanding of the Convertible Notes (as defined below) less the unaccreted discount initially recorded upon issuance of the Convertible Notes. The total unaccreted discount for the February 2016 Convertible Notes and the June 2016 Convertible Notes was $33,848 and $14,069, respectively, at December 31, 2011.

        The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all our principal debt outstanding as of December 31, 2011 were 4.8% and 9.3 years, respectively, and as of December 31, 2010 were 5.2% and 11.8 years, respectively.

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

        On July 21, 2009, the Company and Ares Capital CP entered into an agreement to establish an additional revolving facility (the "Revolving Funding II Facility") for an aggregate principal amount not exceeding $200,000 at any one time outstanding. The Revolving Funding II Facility was scheduled to expire on July 21, 2012.

        On January 22, 2010, the Company and Ares Capital CP combined the Revolving Funding II Facility into the Revolving Funding Facility, creating a single $400,000 revolving securitized facility. In connection with the combination, we terminated the Revolving Funding II Facility and entered into an Amended and Restated Purchase and Sale Agreement with Ares Capital CP Funding Holdings LLC, our wholly owned subsidiary ("CP Holdings"), pursuant to which we may sell to CP Holdings certain loans that we have originated or acquired from time to time, which CP Holdings will subsequently sell to Ares Capital CP, which is a wholly owned subsidiary of CP Holdings. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The January 22, 2010 amendment to the Revolving Funding Facility, among other things, extended the maturity date of the facility to January 22, 2013. On January 18, 2011, we and Ares Capital CP amended the Revolving Funding Facility to, among other things, provide for a three year reinvestment period until January 18, 2014 (with two one-year extension options, subject to our and our lenders' consent, see Note 19 for subsequent events relating to the Revolving Funding Facility) and extend the stated maturity date to January 18, 2016 (with two one-year extension options, subject to our and our lenders' consent, see Note 19 for subsequent events relating to the Revolving Funding Facility). On October 13, 2011, the Revolving Funding Facility was amended to increase the facility size to $500,000.

        As part of the Revolving Funding Facility, we and Ares Capital CP are subject to limitations as to how borrowed funds may be used including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of VFC that we may issue from time to time. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge offs, violation of which could result in the early amortization of the Revolving Funding Facility and limit further advances under the Revolving Funding Facility and in some cases could be an event of default. The Revolving Funding Facility is also subject to a borrowing base that applies different advance rates to assets held by Ares Capital CP. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the Revolving Funding Facility. As of December 31, 2011, the Company and Ares Capital CP were in material compliance with the terms of the Revolving Funding Facility.

        As of December 31, 2011 and 2010, there was $463,000 and $242,050 outstanding under the Revolving Funding Facility, respectively.

        Prior to the January 22, 2010 amendment, the interest rate charged on the Revolving Funding Facility was based on the commercial paper rate plus 3.50%. After January 22, 2010, subject to certain exceptions, the interest rate charged on the Revolving Funding Facility is based on LIBOR plus an applicable spread of between 2.25% and 3.75% or on a "base rate" (which is the higher of a prime rate, or the federal funds rate plus 0.50%) plus an applicable spread of between 1.25% to 2.75%, in each case, based on a pricing grid depending upon our credit rating (see Note 19 for subsequent events relating to the Revolving Funding Facility). As of December 31, 2011 and for the period from January 22, 2010 through December 31, 2011, the effective LIBOR spread under the Revolving Funding Facility was 2.75%. As of December 31, 2011 and December 31, 2010, the rate in effect was one month LIBOR, which was 0.30% and 0.26%, respectively.

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

        The components of interest and credit facility fees expense, cash paid for interest expense, average interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the Year Ended December 31,
	2011	2010	2009
Stated interest expense	$7,380	$7,458	$6,751
Facility fees(1)	2,226	1,453	899
Amortization of debt issuance costs	2,225	1,787	2,716

Total interest and credit facility fees expense	$11,831	$10,698	$10,366

Cash paid for interest expense	$6,281	$7,224	$6,501
Average stated interest rate	3.0%	3.0%	3.8%
Average outstanding balance	$243,639	$247,490	$179,443

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

        Under the Revolving Credit Facility, we are required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders' equity, (e) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries, of not less than 2.0:1.0, (f) maintaining minimum liquidity, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and its subsidiaries. As of December 31, 2011, the Company was in material compliance with terms of the Revolving Credit Facility.

        In addition to the asset coverage ratio described above, borrowings under the Revolving Credit Facility (and the incurrence of certain other permitted debt) will be subject to compliance with a borrowing base that will apply different advance rates to different types of assets in our portfolio.

        As of December 31, 2011 and 2010, there was $395,000 and $146,000, respectively, outstanding under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $100,000. As of December 31, 2011 and 2010, the Company had $47,249 and $7,281 in standby letters of credit issued through the Revolving Credit Facility, respectively. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued. At December 31, 2011, there was $404,751 available for borrowing (net of standby letters of credit issued) under the Revolving Credit Facility.

        Prior to amending and restating the Revolving Credit Facility on January 22, 2010, subject to certain exceptions, the interest rate charged on the Revolving Credit Facility was based on LIBOR plus 1.00% or on an "alternate base rate" (which was the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%). After January 22, 2010, subject to certain exceptions, the interest rate charged on the Revolving Credit Facility is based on LIBOR plus an applicable spread of between 2.50% and 4.00% or on the "alternate base rate" plus an applicable spread of between 1.50% and 3.00%, in each case, based on a pricing grid depending upon our credit rating. As of December 31, 2011 and for the period from January 22, 2010 through December 31, 2011, the effective LIBOR spread under the Revolving Credit Facility was 3.00%. As of December 31, 2011, the one, two, three and six month LIBOR was 0.30%, 0.43%, 0.58% and 0.81%, respectively. As of December 31, 2010, the one, two, three and six month LIBOR was 0.26%, 0.28%, 0.30% and 0.46%, respectively.

        In addition to the stated interest expense on the Revolving Credit Facility, the Company is required to pay a commitment fee of 0.50% per annum on any unused portion of the Revolving Credit Facility and a letter of credit fee of 3.25% per annum on letters of credit issued, both of which are payable quarterly. The letter of credit fee is also based on a pricing grid depending on our credit ratings. In connection with the expansion and extension of the Revolving Credit Facility in January 2010, we paid arrangement fees totaling approximately $15,600.

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

        The components of interest and credit facility fees expense, cash paid for interest expense, average interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Year Ended December 31,
	2011	2010	2009
Stated interest expense(1)	$5,541	$10,370	$8,855
Facility fees	3,864	3,158	396
Amortization of debt issuance costs	6,510	6,635	723

Total interest and credit facility fees expense	$15,915	$20,163	$9,974

Cash paid for interest expense(1)	$5,278	$10,301	$9,758
Average stated interest rate(1)	3.4%	4.3%	2.1%
Average outstanding balance	$163,216	$244,254	$410,947

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

  Debt Securitization

        In July 2006, through ARCC Commercial Loan Trust 2006, a vehicle serviced by our wholly owned subsidiary, ARCC CLO 2006 LLC ("ARCC CLO"), the Company completed a $400,000 debt securitization (the "Debt Securitization") and issued approximately $314,000 aggregate principal amount of asset-backed notes (the "CLO Notes") to third parties that are secured by a pool of middle-market loans that were purchased or originated by the Company. The Company initially retained approximately $86,000 of aggregate principal amount of certain "BBB" and non-rated securities in the Debt Securitization. The CLO Notes are included in the consolidated balance sheet.

        During the year ended December 31, 2011, we had net repayments of $28,265, $9,587, $20,819 and $19,095 of the Class A-1-A, Class A-1A-VFN, Class A-2A Notes and Class A-2B Notes, respectively. During the year ended December 31, 2010, we repaid $39,996, $26,665 and $51,795 of the Class A-1-A, Class A-1A-VFN and Class A-2A Notes, respectively. During the year ended December 31, 2009, we repurchased, in several open market transactions, $34,790 of CLO Notes consisting of $14,000 of Class B Notes and $20,790 of Class C Notes for a total purchase price of $8,247. As a result of these purchases, we recognized a $26,543 gain on the extinguishment of debt during the year ended December 31, 2009. As of December 31, 2011, we held an aggregate principal amount of $120,790 of CLO Notes (the "Retained Notes") in total. The CLO Notes mature on December 20, 2019, and, as of December 31, 2011, there was $77,531 outstanding under the Debt Securitization (excluding the Retained Notes).

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

        All of the notes are secured by the assets of ARCC Commercial Loan Trust 2006, including commercial loans totaling $308,100 as of the closing date, which were sold to the trust by the Company, the originator and servicer of the assets. Additional commercial loans were purchased by the trust from the Company primarily using the proceeds from the Class A-1A VFN Notes as well as proceeds from loan repayments. As of December 31, 2011, the Company was in material compliance with the terms of the Debt Securitization.

        The classes, amounts and interest rates (expressed as a spread to LIBOR) of the CLO Notes as of December 31, 2011 and 2010 are as follows:

	2011		2010
Class	Amount	LIBOR Spread (basis points)	Amount	LIBOR Spread (basis points)
A-1A	$4,896	25	$33,161	25
A-1A VFN	12,520	28	22,107	28
A-1B	14,000	37	14,000	37
A-2A	—	22	20,819	22
A-2B	13,905	35	33,000	35
B	9,000	43	9,000	43
C	23,210	70	23,210	70

Total	$77,531		$155,297

        The interest charged under the Debt Securitization is based on 3-month LIBOR, which as of December 31, 2011 was 0.56% and as of December 31, 2010 was 0.30%. The blended interest rate charged on the CLO Notes, excluding fees, at December 31, 2011 and 2010, was approximately 3-month LIBOR plus 45 and 36 basis points, respectively.

        The Company was also required to pay a commitment fee of 0.175% for any unused portion of the Class A-1A VFN Notes through June 17, 2011, which is included in facility fees below.

        The components of interest and credit facility fees expense, cash paid for interest expense, average interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Debt Securitization are as follows:

	For the Year Ended December 31,
	2011	2010	2009
Stated interest expense	$897	$1,534	$3,568
Facility fees	25	21	—
Amortization of debt issuance costs	356	358	354

Total interest and credit facility fees expense	$1,278	$1,913	$3,922

Cash paid for interest expense	$903	$1,536	$3,704
Average stated interest rate	0.8%	0.7%	1.3%
Average outstanding balance	$128,468	$228,252	$282,856

  Unsecured Notes

  Allied Unsecured Notes

        As part of the Allied Acquisition, the Company assumed all outstanding debt obligations of Allied Capital, including Allied Capital's unsecured notes, which consisted of 6.625% Notes due on July 15, 2011 (the "2011 Notes"), 6.000% Notes due on April 1, 2012 (the "2012 Notes") and 6.875% Notes due on April 15, 2047 (the "2047 Notes" and, together with the 2011 Notes and the 2012 Notes, the "Allied Unsecured Notes"). On March 16, 2011 we redeemed the remaining balance of the 2011 Notes for a total redemption price (including a redemption premium) of $306,800, in accordance with the terms of the indenture governing the 2011 Notes, which resulted in a loss on the extinguishment of debt of $8,860. On April 27, 2011, we redeemed the remaining balance of the 2012 Notes for a total redemption price (including a redemption premium) of $169,338, in accordance with the terms of the indenture governing the 2012 Notes, which resulted in a loss on the extinguishment of debt of $10,458.

        As of December 31, 2011 and 2010, the Company had the following outstanding Allied Unsecured Notes:

	As of December 31,
	2011		2010
	Outstanding Principal	Carrying Value(1)	Outstanding Principal	Carrying Value(1)
2011 Notes	$—	$—	$300,584	$296,258
2012 Notes	—	—	161,210	158,108
2047 Notes	230,000	180,988	230,000	180,795

Total	$230,000	$180,988	$691,794	$635,161

(1)
Represents the principal amount of the Allied Unsecured Notes less the unaccreted discount initially recorded as a part of the Allied Acquisition

        The 2047 Notes bear interest at a rate of 6.875% and mature on April 15, 2047. The 2047 Notes require payment of interest quarterly, and all principal is due upon maturity. The 2047 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after April 15, 2012, at a par redemption price of $25 per security plus accrued and unpaid interest and upon the occurrence of certain tax events as stipulated in the indenture governing the 2047 Notes.

        In accordance with ASC 805-10, the initial carrying value of the Allied Unsecured Notes was equal to the fair value as of April 1, 2010 resulting in an initial unaccreted discount from the principal value of the Allied Unsecured Notes of approximately $65,800. Accretion expense related to this discount which is included in "interest and credit facility fees" in the accompanying statement of operations.

        The Company may purchase the 2047 Notes in the market to the extent permitted by the Investment Company Act. During the year ended December 31, 2010, the Company purchased $19,350 principal amount of the 2011 Notes and $34,400 principal amount of the 2012 Notes. As a result of these transactions, the Company recognized a realized loss of $1,961 during the year ended December 31, 2010.

        The components of interest expense and cash paid for interest expense for the Allied Unsecured Notes are as follows:

	For the Years Ended December 31,
	2011	2010
Stated interest expense	$23,078	$35,314
Accretion of discount	2,624	8,201

Total interest expense	$25,702	$43,515

Cash paid for interest expense	$34,678	$34,056

  2040 Notes

        On October 21, 2010, we issued $200,000 aggregate principal amount of senior unsecured notes that mature on October 15, 2040 (the "2040 Notes"). The 2040 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after October 15, 2015, at a par redemption price of $25 per security plus accrued and unpaid interest. The 2040 Notes bear interest at a rate of 7.75% per annum, payable quarterly, and all principal is due upon maturity. Total proceeds from the issuance of the 2040 Notes, net of underwriting discounts and offering costs, were approximately $193,000.

        The components of interest expense and cash paid for interest expense for the 2040 Notes are as follows:

	For the Years Ended December 31,
	2011	2010
Stated interest expense	$15,500	$3,014
Amortization of debt issuance costs	242	44

Total interest expense	$15,742	$3,058

Cash paid for interest expense	$15,242	$—

        The 2047 Notes and the 2040 Notes contain certain covenants, including covenants requiring Ares Capital to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions. As of December 31, 2011, the Company was in material compliance with the terms of the 2047 Notes and the 2040 Notes.

  Convertible Notes

        In January 2011, we issued $575,000 aggregate principal amount of unsecured convertible senior notes that mature on February 1, 2016 (the "February 2016 Convertible Notes"), unless previously converted or repurchased in accordance with their terms. In March 2011, we issued $230,000 aggregate principal amount of unsecured convertible senior notes that mature on June 1, 2016 (the "June 2016 Convertible Notes" and, together with the February 2016 Convertible Notes, the "Convertible Notes"), unless previously converted or repurchased in accordance with their terms. We do not have the right to redeem the Convertible Notes prior to maturity. The February 2016 Convertible Notes and the June 2016 Convertible Notes bear interest at a rate of 5.75% and 5.125%, respectively, per year, payable semi-annually.

        In certain circumstances, the February 2016 Convertible Notes will be convertible into cash, shares of Ares Capital's common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 52.2766 shares of common stock per one thousand dollar principal amount of the February 2016 Convertible Notes, which is equivalent to an initial conversion price of approximately $19.13 per share of our common stock, subject to customary anti-dilution adjustments. The initial conversion price of the February 2016 Convertible Notes was approximately 17.5% above the $16.28 per share closing price of our common stock on January 19, 2011. In certain circumstances, the June 2016 Convertible Notes will be convertible into cash, shares of Ares Capital's common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 52.5348 shares of common stock per one thousand dollar principal amount of the June 2016 Convertible Notes, which is equivalent to an initial conversion price of approximately $19.04 per share of our common stock, subject to customary anti-dilution adjustments. The initial conversion price of the June 2016 Convertible Notes was approximately 17.5% above the $16.20 per share closing price of our common stock on March 22, 2011. At December 31, 2011, the principal amounts of both the February 2016 Convertible Notes and the June 2016 Convertible Notes exceeded the value of the underlying shares multiplied times the per share closing price of our common stock.

        The Convertible Notes are Ares Capital's senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not expressly subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

        Prior to the close of business on the business day immediately preceding August 15, 2015, holders may convert their February 2016 Convertible Notes only under certain circumstances set forth in the indenture governing the terms of the February 2016 Convertible Notes (the "February 2016 Indenture"). On or after August 15, 2015 until the close of business on the scheduled trading day immediately preceding February 1, 2016, holders may convert their February 2016 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock, subject to the requirements of the February 2016 Indenture. Prior to the close of business on the business day immediately preceding December 15, 2015, holders may convert their June 2016 Convertible Notes only under certain circumstances set forth in the indenture governing the terms of the June 2016 Convertible Notes (the "June 2016 Indenture"). On or after December 15, 2015 until the close of business on the scheduled trading day immediately preceding June 1, 2016, holders may convert their June 2016 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock, subject to the requirements of the June 2016 Indenture.

        In addition, if we engage in certain corporate events as described in both the February 2016 Indenture and the June 2016 Indenture (collectively, the "Convertible Notes Indentures"), holders of the Convertible Notes may require us to repurchase for cash all or part of the Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

        The Convertible Notes Indentures contain certain covenants, including covenants requiring us to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of the Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Notes Indentures. As December 31, 2011, the Company was in material compliance with the terms of the Convertible Notes Indentures.

        The Convertible Notes are accounted for in accordance with ASC 470-20 (previously FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)"). Upon conversion of any of the Convertible Notes, we intend to pay the outstanding principal amount in cash and to the extent that the conversion value exceeds the principal amount, we have the option to pay in cash or shares of our common stock (or a combination of cash and shares) in respect of the excess amount, subject to the requirements of the Convertible Notes Indentures. The Company has determined that the embedded conversion options in both the February 2016 Convertible Notes and the June 2016 Convertible Notes are not required to be separately accounted for as a derivative under GAAP. In accounting for the February 2016 Convertible Notes, we estimated at the time of issuance that the values of the debt and equity components of the February 2016 Convertible Notes were approximately 93% and 7%, respectively. In accounting for the June 2016 Convertible Notes, we estimated at the time of issuance that the values of the debt and equity components of the June 2016 Convertible Notes were approximately 93% and 7%, respectively. The original issue discount equal to the equity component of 7% of both the June 2016 Convertible Notes and the February 2016 Convertible Notes was recorded in "capital in excess of par value" in the accompanying consolidated balance sheet. As a result, we record interest expense comprised of both stated interest expense as well as accretion of the original issue discount. Additionally, the issuance costs associated with the Convertible Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.

        At the time of issuance, the debt issuance costs and equity issuance costs for the February 2016 Convertible Notes were $15,778 and $1,188, respectively, and for the June 2016 Convertible Notes were $5,913 and $445, respectively. At the time of issuance and as of December 31, 2011, the equity component, net of issuance costs as recorded in the "capital in excess of par value" in the consolidated balance sheet for the February 2016 Convertible Notes and the June 2016 Convertible Notes was $39,063 and $15,653, respectively.

        As of December 31, 2011 the components of the carrying value of the Convertible Notes were as follows:

	As of December 31, 2011
	February 2016 Convertible Notes	June 2016 Convertible Notes
Principal amount of debt	$575,000	$230,000
Original issue discount, net of accretion	(33,848)	(14,069)

Carrying value of debt	$541,152	$215,931

        For the year ended December 31, 2011 the components of interest expense and cash paid for interest expense for the February 2016 Convertible Notes were as follows:

For year ended December 31, 2011
Stated interest expense	$30,858
Accretion of original issue discount	6,403
Amortization of debt issuance costs	2,938

Total interest expense	$40,199

Cash paid for interest expense	$17,082

        The estimated effective interest rate of the debt component of the February 2016 Convertible Notes, equal to the stated interest of 5.75% plus the accretion of the original issue discount, was approximately 7.49% for the year ended December 31, 2011.

        For the year ended December 31, 2011, the components of interest expense and cash paid for interest expense for the June 2016 Convertible Notes were as follows:

For year ended December 31, 2011
Stated interest expense	$8,939
Accretion of original issue discount	2,031
Amortization of debt issuance costs	875

Total interest expense	$11,845

Cash paid for interest expense	$7,957

        The estimated effective interest rate of the debt component of the June 2016 Convertible Notes equal to the stated interest of 5.125% plus the accretion of the original issue discount, was approximately 6.79% for the year ended December 31, 2011.

6.     DERIVATIVE INSTRUMENTS

        In October 2008, we entered into an interest rate swap agreement that terminated on December 20, 2010 to mitigate our exposure to adverse fluctuations in interest rates for a total notional amount of $75,000. Under the interest rate swap agreement, we paid a fixed interest rate of 2.985% and receive a floating rate based on the prevailing three-month LIBOR. For the years ended December 31, 2010 and 2009, we recognized $1,741 and $423, in unrealized appreciation related to this swap agreement. Upon termination of this swap agreement in 2010, no realized gain or loss was recognized.

7.     COMMITMENTS AND CONTINGENCIES

  Portfolio Company Commitments

        The Company has various commitments to fund investments in its portfolio as described below.

        As of the years ended December 31, 2011 and 2010, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments the funding of which is at (or substantially at) the Company's discretion:

	As of December 31,
	2011	2010
Total revolving and delayed draw commitments	$565,630	$260,691
Less: funded commitments	(125,037)	(59,980)

Total unfunded commitments	440,593	200,711
Less: commitments substantially at discretion of the Company	(64,750)	(19,922)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(5,518)	(6,738)

Total net adjusted unfunded revolving and delayed draw commitments	$370,325	$174,051

        Included within the total revolving and delayed draw commitments as of December 31, 2011 are commitments to issue up to $79,372 in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of December 31, 2011, the Company had $43,321 in standby letters of credit issued and outstanding under these commitments on behalf of the portfolio companies, of which no amounts were recorded as a liability on our balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit $41,171 expire in 2012 and $2,150 expire in 2013.

        As of the years ended December 31, 2011 and 2010, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships:

	As of December 31,
	2011	2010
Total private equity commitments	$132,030	$537,600
Less: funded private equity commitments	(67,428)	(104,300)

Total unfunded private equity commitments	64,602	433,300
Less: private equity commitments substantially at discretion of the Company	(53,525)	(400,400)

Total net adjusted unfunded private equity commitments	$11,077	$32,900

        In the ordinary course of business, Allied Capital had issued guarantees on behalf of certain portfolio companies. Under these arrangements, payments would be required to be made to third parties if the portfolio companies were to default on their related payment. As part of the Allied Acquisition, the Company assumed such outstanding guarantees or similar obligations. As a result, as of December 31, 2011 and 2010, the Company had outstanding guarantees or similar obligations totaling $800.

        Further in the ordinary course of business, we may sell certain of our investments to third party purchasers. In particular, since the Allied Acquisition we have sold and currently continue to seek opportunities to sell, certain of Allied Capital's equity investments larger than those we have historically made and controlled portfolio company equity investments. In connection with these sales (as well as certain other sales) we have, and may continue to do so in the future, agreed to indemnify such purchasers for future liabilities arising from the investments and the related sale transaction. Such indemnification provisions may give rise to future liabilities.

        As of December 31, 2011, one of the Company's portfolio companies, Ciena Capital LLC ("Ciena"), had one non-recourse securitization Small Business Administration ("SBA") loan warehouse facility, which has reached its maturity date but remains outstanding. Ciena is working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. Allied Capital had previously issued a performance guaranty (which Ares Capital succeeded to as a result of the Allied Acquisition) whereby Ares Capital must indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena's failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse facility. As of December 31, 2011, there are no known issues or claims with respect to this performance guaranty.

  Lease Commitments

        The Company is obligated under a number of operating leases for office spaces with terms ranging from less than one year to more than 15 years. Rent expense for the years ended December 31, 2011, 2010 and 2009 was $3,343, $5,167 and $1,803, respectively.

        The following table shows future minimum payments under the Company's operating leases:

For the year ending December 31,	Amount
2012	$6,912
2013	7,061
2014	6,603
2015	5,198
2016	5,380
Thereafter	48,701

Total	$79,855

        For certain of its operating leases, the Company has entered into subleases including ones with Ares Management and Ivy Hill Asset Management, L.P. ("IHAM") (see Note 13).

        The following table shows future expected rental payments to be received under the Company's subleases:

For the year ending December 31,	Amount
2012	$2,475
2013	2,505
2014	2,271
2015	1,567
2016	1,625
Thereafter	16,130

Total	$26,573

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

        The following table presents fair value measurements of cash and cash equivalents and investments as of December 31, 2011:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$120,782	$120,782	$—	$—
Investments	$5,094,506	$—	$—	$5,094,506

        The following tables present changes in investments that use Level 3 inputs for the years ended December 31, 2011:

As of and for the year ended December 31, 2011
Balance as of December 31, 2010	$4,312,657
Net realized and unrealized gains	69,658
Purchases	3,239,023
Sales	(994,989)
Redemptions	(1,553,167)
Payment-in-kind interest and dividends	30,070
Accretion of discount on securities	15,894
Net transfers in and/or out of Level 3	(24,640)

Balance as of December 31, 2011	$5,094,506

        As of December 31, 2011, the net unrealized depreciation on the investments that use Level 3 inputs was $14,157.

        The following table presents fair value measurements of cash and cash equivalents and investments as of December 31, 2010:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$100,752	$100,752	$—	$—
Investments	$4,317,990	$—	$5,333	$4,312,657

        The following tables present changes in investments that use Level 3 inputs for the year ended December 31, 2010:

As of and for the year ended December 31, 2010
Balance as of December 31, 2009	$2,166,687
Net realized and unrealized gains	272,940
Purchases	3,454,507
Sales	(513,175)
Redemptions	(1,126,158)
Payment-in-kind interest and dividends	45,262
Accretion of discount on securities	12,594
Net transfers in and/or out of Level 3	—

Balance as of December 31, 2010	$4,312,657

        As of December 31, 2010, the net unrealized appreciation on the investments that use Level 3 inputs was $29,735. Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur.

        Following are the carrying and fair values of our debt instruments as of December 31, 2011 and December 31, 2010. Fair value is estimated by discounting remaining payments using applicable current market rates which take into account changes in the Company's marketplace, credit ratings, or market quotes, if available.

	As of December 31,
	2011			2010
	Carrying value(1)		Fair value	Carrying value(1)		Fair value
Revolving Funding Facility	$463,000		467,900	$242,050		$242,000
Revolving Credit Facility	395,000		399,400	146,000		146,000
Debt Securitization	77,531		68,215	155,297		133,000
2011 Notes (principal amount outstanding of $0 and $300,584, respectively)	—		—	296,258	(2)	297,290
2012 Notes (principal amount outstanding of $0 and $161,210, respectively)	—		—	158,108	(2)	164,595
February 2016 Convertible Notes (principal amount outstanding of $575,000)	541,152	(3)	545,445	—		—
June 2016 Convertible Notes (principal amount outstanding of $230,000)	215,931	(3)	215,717	—		—
2040 Notes (principal amount outstanding of $200,000)	200,000		198,808	200,000		184,986
2047 Notes (principal amount outstanding of $230,000)	180,988	(2)	212,218	180,796	(2)	197,314

	$2,073,602	(4)	$2,107,703	$1,378,509	(4)	$1,365,185

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

(4)
Total principal amount of debt outstanding totaled $2,170,531 and $1,435,141 as of December 31, 2011 and December 31, 2010, respectively.

9.     STOCKHOLDERS' EQUITY

        There were no sales of our equity securities during the year ended December 31, 2011.

        The following table summarizes the total shares issued and proceeds received in public offerings of the Company's common stock net of underwriting discounts and offering costs for the years ended December 31, 2010 and 2009:

	Shares issued	Offering price per share	Proceeds net of underwriting and offering costs
2010
November 2010 public offering	11,500	$16.50	$180,642
February 2010 public offering	22,958	$12.75	$277,207

Total for the year ended December 31, 2010	34,458		$457,849
2009
August 2009 public offering	12,440	$9.25	$109,086

Total for the year ended December 31, 2009	12,440		$109,086

        For the years ended December 31, 2010 and 2009, the Company incurred approximately $1,440 and $806 in offering costs, respectively.

        In connection with the Allied Acquisition, on April 1, 2010, the Company issued 58,493 shares valued at approximately $872,727.

        In November 2010, the Company completed a public add-on equity offering (the "November Add-on Offering") of 11,500 shares of common stock (including 1,500 shares purchased pursuant to the underwriters' over-allotment option) at a price of $16.50 per share, less an underwriting discount totaling approximately $0.7425 per share. Total proceeds received from the November Add-on Offering, net of underwriting discounts and offering costs, were approximately $180,642.

        In February 2010, the Company completed a public add-on equity offering (the "February Add-on Offering") of approximately 22,958 shares of common stock (including approximately 1,958 shares purchased pursuant to the partial exercise by the underwriters of their over-allotment option) at a price of $12.75 per share, less an underwriting discount totaling approximately $0.6375 per share. Total proceeds received from the February Add-on Offering, net of underwriting discounts and offering costs, were approximately $277,207.

        In August 2009, the Company completed a public add-on equity offering (the "August Add-on Offering") of approximately 12,440 shares of common stock (including approximately 1,440 shares purchased pursuant to the underwriters' over-allotment option) at a price of $9.25 per share, less an underwriting discount totaling approximately $0.42 per share. The shares were offered at a discount from the then most recently determined net asset value per share of $11.21 pursuant to authority granted by our common stockholders at the annual meeting of stockholders held on May 4, 2009. Total proceeds received from the August Add-on Offering, net of underwriting discounts and offering costs, were approximately $109,086.

10.   EARNINGS PER SHARE

        The following information sets forth the computations of basic and diluted net increase in stockholders' equity resulting from operations per share for the years ended December 31, 2011, 2010 and 2009:

	For the years ended December 31,
	2011	2010	2009
Net increase in stockholders' equity resulting from operations available to common stockholders:	$319,453	$691,834	$202,693
Weighted average shares of common stock outstanding—basic and diluted:	204,860	176,732	101,720
Basic and diluted net increase in stockholders' equity resulting from operations per share:	$1.56	$3.91	$1.99

        For the purposes of calculating diluted earnings per share, since the average closing price of the Company's common stock for the period from the time of issuance of both the February 2016 Convertible Notes and the June 2016 Convertible Notes through December 31, 2011 was less than the current conversion price for each respective series of the Convertible Notes, the underlying shares for the intrinsic value of the embedded options had no impact.

11.   INCOME AND EXCISE TAXES

        For income tax purposes, dividends and distributions paid to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Dividends or distributions paid per common share for the years ended December 31, 2011, 2010 and 2009 were taxable as follows (unaudited):

	For the years ended December 31,
	2011	2010	2009
Ordinary income(1)(2)	$1.16	$1.40	$1.36
Capital gains	0.25	—	—
Return of capital	—	—	0.11

Total	$1.41	$1.40	$1.47

(1)
For the years ended December 31, 2011, 2010 and 2009, ordinary income included dividend income of approximately $0.0619, $0.0164 and $0.0107, per share, respectively, that qualified to be taxed at the 15% maximum capital gains rate.

(2)
For certain eligible corporate shareholders, dividends eligible for the dividend received deduction for 2011, 2010 and 2009, was approximately $0.0619, $0.0164 and $0.0107, per share, respectively.

        The following reconciles net increase in stockholders' equity resulting from operations to taxable income for the years ended December 31, 2011, 2010 and 2009:

	For the years ended December 31,
	2011	2010	2009
	(Estimated)(1)
Net increase in stockholders' equity resulting from operations	$319,453	$691,834	$202,693
Adjustments:
Net unrealized (gain) loss on investments	40,192	(230,743)	(88,707)
Items related to the Allied Acquisition:
Gain on the Allied Acquisition	—	(195,876)	—
Other merger-related items	—	(4,007)	—
Other income not currently taxable	(52,385)	(36,486)	(21,310)
Other income for tax but not book	63,923	71,997	51,218
Expenses not currently deductible	52,856	33,499	10,545
Other deductible expenses	(820)	(786)	(29,636)
Other realized gain/loss differences	(25,028)	(12,736)	—

Taxable income	$398,191	$316,696	$124,803

(1)
The calculation of estimated 2011 taxable income includes a number of estimated inputs, including information received from third parties and, as a result, actual 2011 taxable income will not be finally determined until the Company's 2011 tax return is filed in 2012 (and, therefore, such estimate is subject to change).

        Taxable income generally differs from net increase in stockholders' equity resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. Additionally, on April 1, 2010, the Company acquired Allied Capital in a tax free merger and recorded a book gain of $195,876, which is not a realized event for tax purposes. Similarly, there were certain merger-related items that vary in their deductibility for GAAP and tax.

        Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. As of December 31, 2011, the Company estimates that it will have a capital loss carryforward of approximately $207 million available for use in later tax years. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. The unused balance will be carried forward and utilized as gains are realized, subject to such limitations. In addition to the capital loss carryforwards, the Company realized net losses totaling approximately $0.3 billion from the Allied Capital portfolio since the acquisition through December 31, 2011, however, these losses have not yet been deducted for tax purposes as their deductibility in 2011 and 2010 was limited by the Code. While our ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, substantially all of our capital loss carryforwards and the net realized losses from the Allied Capital portfolio may become permanently unavailable due to limitations by the Code.

        For 2010, the Company had taxable income in excess of distributions made from such taxable income of approximately $64 million and therefore, the Company carried forward the excess for distribution to shareholders in 2011. For 2011, the Company had taxable income in excess of the distributions made from such taxable income during the year, and therefore, the Company has elected to carry forward the excess for distribution to shareholders in 2012. The amount carried forward to 2012 is estimated to be approximately $170 million, although this amount will not be finalized until the 2011 tax returns are filed in 2012. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distribution from such income, the Company accrues excise tax on estimated excess taxable income. For the years ended December 31, 2011 and 2010, a net expense of $6,605 and $2,229 was recorded for U.S. federal excise tax, respectively. For the year ended December 31, 2009, a net benefit of $30 was recorded for U.S. federal excise tax.

        As of December 31, 2011, the cost basis of investments for tax purposes was $6.1 billion resulting in estimated gross unrealized gains and losses of $0.2 billion and $1.2 billion, respectively. As of December 31, 2010, the cost basis of investments for tax purposes was $5.4 billion resulting in estimated gross unrealized gains and losses of $0.3 billion and $1.4 billion, respectively. As of December 31, 2011 and 2010, the cost of investments for tax purposes was greater than the amortized cost of investments for book purposes of $5.1 billion and $4.3 billion, respectively, primarily as a result of the Allied Acquisition. The Allied Acquisition qualified as a tax free merger, which resulted in the acquired assets retaining Allied Capital's cost basis at the merger date.

        In general, the Company may make certain adjustments to the classification of stockholders' equity as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes, among other items. During the year ended December 31, 2011, the Company increased accumulated undistributed net investment income by $7,474, increased accumulated net realized loss on sale of investments by $126,234 and increased capital in excess of par value by $118,760. During the year ended December 31, 2010, as a result of certain permanent book-to-tax differences, including the nontaxability of the book gain on the Allied Acquisition and the nondeductibility of certain merger-related expenses, the Company increased accumulated undistributed net investment income by $22,001, increased accumulated net realized loss on sale of investments by $383,856 and increased capital in excess of par value by $361,855. During the year ended December 31, 2009, the Company increased accumulated undistributed net investment income by $5,584, decreased accumulated net realized loss on sale of investments by $13,014 and decreased capital in excess of par value by $18,598.

        Certain of our wholly owned subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2011, 2010 and 2009, we recorded a tax expense of approximately $869, $3,163 and $606, respectively, for these subsidiaries.

12.   DIVIDENDS AND DISTRIBUTIONS

        The following table summarizes our dividends declared for the years ended December 31, 2011, 2010 and 2009:

Date declared	Record date	Payment date	Per share amount	Total amount
November 8, 2011	December 15, 2011	December 30, 2011	$0.36	$73,847
August 4, 2011	September 15, 2011	September 30, 2011	$0.35	71,795
May 3, 2011	June 15, 2011	June 30, 2011	$0.35	71,663
March 1, 2011	March 15, 2011	March 31, 2011	$0.35	71,547

Total declared for 2011			$1.41	$288,852

November 4, 2010	December 15, 2010	December 31, 2010	$0.35	$71,423
August 5, 2010	September 15, 2010	September 30, 2010	$0.35	67,266
May 10, 2010	June 15, 2010	June 30, 2010	$0.35	67,091
February 25, 2010	March 15, 2010	March 31, 2010	$0.35	46,516

Total declared for 2010			$1.40	$252,296

November 5, 2009	December 15, 2009	December 31, 2009	$0.35	$39,630
August 6, 2009	September 15, 2009	September 30, 2009	$0.35	38,357
May 7, 2009	June 15, 2009	June 30, 2009	$0.35	34,004
March 2, 2009	March 16, 2009	March 31, 2009	$0.42	40,804

Total declared for 2009			$1.47	$152,795

        The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to closing price on the record date. Dividend reinvestment plan activity for the years ended December 31, 2011, 2010, and 2009, was as follows:

	2011	2010	2009
Shares issued	711	1,523	352
Average price per share	$16.24	$14.79	$11.43
Shares purchased by plan agent for shareholders	785	—	1,629
Average price per share	$14.71	—	$6.85

13.   RELATED PARTY TRANSACTIONS

        In accordance with the investment advisory and management agreement, we bear all costs and expenses of the operation of the Company and reimburse our investment adviser for certain of such costs and expenses incurred in the operation of the Company. For the years ended December 31, 2011, 2010 and 2009 our investment adviser incurred such expenses totaling $4,646, $3,264 and $2,461, respectively. As of December 31, 2011, $496 was unpaid and such payable is included in "accounts payable and accrued expenses" in the accompanying consolidated balance sheet.

        We have entered into separate subleases with Ares Management and IHAM, a wholly owned portfolio company, pursuant to which Ares Management and IHAM sublease approximately 15% and 20%, respectively, of the Company's New York office space for a fixed rent equal to 15% and 20%, respectively, of the base annual rent payable by us under the Company's lease for this space, plus certain additional costs and expenses. For the year ended December 31, 2011, such amounts payable to the Company totaled $348 and $464, respectively. Under our previous lease that expired on February 27, 2011, we were party to a sublease agreement with Ares Management whereby Ares Management subleased approximately 25% of such office space for a fixed rent equal to 25% of the basic annual rent payable by us under this lease, plus certain additional costs and expenses. For the years ended December 31, 2011, 2010 and 2009, such amounts payable to the Company totaled $396, $253 and $652, respectively.

        As of December 31, 2011, Ares Investments Holdings LLC, an affiliate of Ares Management, (the sole member of our investment adviser) owned approximately 2.9 million shares of the Company's common stock representing approximately 1.4% of the total shares outstanding as of December 31, 2011.

        See Notes 3 and 14 for descriptions of other related party transactions.

14.   IVY HILL ASSET MANAGEMENT, L.P. AND OTHER MANAGED FUNDS

        In November 2007, the Company established IHAM to serve as a manager for Ivy Hill Middle Market Credit Fund, Ltd. ("Ivy Hill I"), an unconsolidated investment vehicle focusing on investments in middle-market loans. From inception until the second quarter of 2009, IHAM's financial results were consolidated with those of the Company. In June 2009, because of a shift in activity from being primarily a manager, with no dedicated employees, of funds in which the Company had invested debt and equity, to a manager with individuals dedicated to managing an increasing number of third party funds, the Company concluded that GAAP required the financial results of IHAM to be reported as a portfolio company in the schedule of investments rather than as a consolidated subsidiary in the Company's financial results. The Company made an equity investment of $3,816 into IHAM in June 2009. As of December 31, 2011, the Company's total investment in IHAM at fair value was $194,597, including unrealized appreciation of $81,721. As of December 31, 2010, the Company's total investment in IHAM at fair value was $136,235, including unrealized appreciation of $32,777. For the years ended December 31, 2011, 2010 and 2009, the Company received distributions from IHAM of $19,048, $12,154 and $3,120, respectively. The distributions for the years ended December 31, 2011, 2010 and 2009 included dividend income of $19,048, $7,320 and $2,390, respectively.

        Ivy Hill I primarily invests in first and second lien bank debt of middle-market companies. Ivy Hill I was initially funded with $404,000 of capital including a $56,000 investment by the Company, consisting of $40,000 of Class B notes and $16,000 of subordinated notes. For the years ended December 31, 2011, 2010 and 2009, the Company earned $4,879, $6,859 and $5,742, respectively, from its investments in Ivy Hill I.

        Ivy Hill I purchased investments from the Company of $24,428 and $12,000, during the years ended December 31, 2011 and 2010, respectively, and may from time to time purchase additional investments from the Company. A realized loss of $135 was recorded on these transactions for the year ended December 31, 2011.

        In November 2008, the Company established a second middle-market credit vehicle, Ivy Hill Middle Market Credit Fund II, Ltd. ("Ivy Hill II"), which is also managed by IHAM.

        In December 2009, the Company made an additional cash investment of approximately $33,000 in IHAM to facilitate IHAM's acquisition of Allied Capital's management rights in respect of, and interests in, the Allied Capital Senior Debt Fund, L.P. (now referred to as Ivy Hill Senior Debt Fund, L.P. (and related vehicles) "Ivy Hill SDF"). In October 2010, the Company made an additional cash investment of approximately $4,000 in IHAM to facilitate IHAM's acquisition of an equity interest in Ivy Hill SDF.

        In March 2010, the Company made an additional cash investment of approximately $48,000 in IHAM to facilitate IHAM's acquisition of Allied Capital's management rights in respect of, and equity interests in, the Knightsbridge CLO 2007-1, Limited. ("Knightsbridge 2007-1") and Knightsbridge CLO 2008-1, Limited (now referred to as Ivy Hill Middle Market Credit Fund III, Ltd.) ("Knightsbridge Funds"). At the time, the Company also acquired from Allied Capital certain debt investments of the Knightsbridge Funds for approximately $52,000. During the year ended December 31, 2011, the Company's investments in the Knightsbridge Funds were repaid or sold resulting in a realized gain of $4,978. The Knightsbridge Funds purchased $25,448 of investments from the Company during the year ended December 31, 2011. A realized loss of $279 was recorded on these transactions for the year ended December 31, 2011. In December 2011, Knightsbridge CLO 2008-1 Limited. was refinanced and subsequently renamed as Ivy Hill Middle Market Credit Fund III, Ltd. ("Ivy Hill III" and, together with Ivy Hill I, Ivy Hill II and Ivy Hill SDF, the "Ivy Hill Funds").

        The Company, through its wholly owned subsidiary, A.C. Corporation, previously managed Emporia Preferred Funding I, Ltd., Emporia Preferred Funding II, Ltd. and Emporia Preferred Funding III, Ltd. (collectively, the "Emporia Funds"). In August 2010, the Company made an additional cash investment of approximately $8,000 in IHAM to facilitate IHAM's acquisition of an equity interest in Emporia Preferred Funding III, Ltd. In November 2010, the Company made an additional cash investment of $7,900 in IHAM, which IHAM then used to purchase these management rights and related receivables in respect of the Emporia Funds from A.C. Corporation for $7,900. This amount represented the fair value of those management rights and related management fees receivable as of the date of the sale. A realized gain of $5,882 was recognized on this transaction. In January 2011, the Company made an additional cash investment of approximately $9,400 in IHAM to facilitate IHAM's acquisition of equity interests in certain of the Emporia Funds. The Emporia Funds purchased $47,972 of investments from the Company during the year ended December 31, 2011. A realized loss of $495 was recorded on these transactions for the year ended December 31, 2011.

        In addition to the Ivy Hill Funds and Knightsbridge 2007-1, IHAM also serves as the sub-adviser/sub-manager to four other vehicles: CoLTS 2005-1 Ltd., CoLTS 2005-2 Ltd., CoLTS 2007-1 Ltd. (collectively, the "CoLTS Funds") and FirstLight Funding I, Ltd. ("FirstLight"), which is affiliated with the Company's portfolio company, Firstlight Financial Corporation. The CoLTS Funds purchased $12,993 of investments from the Company during the year ended December 31, 2011. A realized loss of $154 was recorded on these transactions for the year ended December 31, 2011. The Company also purchased $3,777 of investments from FirstLight during the year ended December 31, 2011.

        In addition, IHAM serves as the general partner of, and manages, Ares Private Debt Strategies Fund II, L.P. ("Ares PDS II") and Ares Private Debt Strategies Fund III, L.P. (the "PDS Funds"). The PDS Funds purchased $144,532 of investments from the Company during the year ended December 31, 2011. A realized gain of $1,161 was recorded on these transactions for the year ended December 31, 2011.

        IHAM purchased $5,949 of investments from the Company during the year ended December 31, 2011. A realized loss of $48 was recorded on these transactions for the year ended December 31, 2011.

        IHAM or the vehicles managed by IHAM may, from time to time, buy or sell additional investments from or to the Company. For any such purchases or sales by IHAM or by vehicles managed by IHAM from or to the Company, approval is obtained from third parties unaffiliated with the Company or IHAM, as applicable.

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

        As part of the Allied Acquisition, the Company acquired the management rights for an unconsolidated vehicle, the AGILE Fund I, LLC ("AGILE Fund"), which had $62 million of total committed capital under management as of December 31, 2011. The Company's investment in AGILE Fund was $132 at fair value, including unrealized depreciation of $84 as of December 31, 2011.

15.   FINANCIAL HIGHLIGHTS

        The following is a schedule of financial highlights as of and for the years ended December 31, 2011, 2010 and 2009:

Per Share Data:	As of and for the year ended December 31, 2011	As of and for the year ended December 31, 2010	As of and for the year ended December 31, 2009
Net asset value, beginning of period(1)	$14.92	$11.44	$11.27
Issuance of common stock	0.00	0.95	(0.35)
Issuances of the Convertible Notes	0.27	—	—
Net investment income for period(2)	1.38	1.23	1.32
Gain on the Allied Acquisition(2)	—	1.11	—
Net realized and unrealized gains (loss) for period(2)	0.18	1.59	0.67

Net increase in stockholders' equity	1.83	4.88	1.64
Distributions from net investment income	(1.16)	(1.40)	(1.35)
Distributions from net realized gains	(0.25)	—	(0.12)

Total distributions to stockholders	(1.41)	(1.40)	(1.47)

Net asset value at end of period(1)	$15.34	$14.92	$11.44

Per share market value at end of period	$15.45	$16.48	$12.45
Total return based on market value(3)	2.31%	43.61%	119.91%
Total return based on net asset value(4)	10.45%	31.61%	17.84%
Shares outstanding at end of period	205,130	204,419	109,945
Ratio/Supplemental Data:
Net assets at end of period	$3,147,265	$3,050,533	$1,257,888
Ratio of operating expenses to average net assets(5)(6)	10.94%	11.02%	9.78%
Ratio of net investment income to average net assets(5)(7)	8.97%	9.07%	11.72%
Portfolio turnover rate(5)	53%	45%	26%

(1)
The net assets used equals the total stockholders' equity on the consolidated balance sheets.

(2)
Weighted average basic per share data.

(3)
For the year ended December 31, 2011, the total return based on market value for the year ended December 31, 2011 equals the decrease of the ending market value at December 30, 2011 of $15.45 per share from the ending market value at December 31, 2010 of $16.48 per share plus the declared dividends of $1.41 per share for the year ended December 31, 2011, divided by the market value at December 31, 2010. For the year ended December 31, 2010, the total return based on market value for the year ended December 31, 2010 equals the increase of the ending market value at December 31, 2010 of $16.48 per share over the ending market value at December 31, 2009 of $12.45 per share plus the declared dividends of $1.40 per share for the year ended December 31, 2010, divided by the market value at December 31, 2009. For the year ended December 31, 2009, the total return based on market value for the year ended December 31, 2009 equals the increase of the ending market value at December 31, 2009 of $12.45 per share over the ending market value at December 31, 2008 of $6.33 per share plus the declared dividends of $1.47 per share for the year ended December 31, 2009, divided by the market value at December 31, 2008. Total return based on market value is not annualized. The Company's shares fluctuate in value. The Company's performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4)
For the year ended December 31, 2011, the total return based on net asset value equals the change in net asset value during the period plus the declared dividends of $1.41 per share for the year ended December 31, 2011 divided by the beginning net asset value for the period. For the year ended December 31, 2010, the total return based on net asset value equals the change in net asset value during the period plus the declared dividends of $1.40 per share for the year ended December 31, 2010 divided by the beginning net asset value for the period. For the year ended December 31, 2009, the total return based on net asset value equals the change in net asset value during the period plus the declared dividends of $1.47 per share for the year ended

  December 31, 2009 divided by the beginning net asset value for the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan and the issuance of common stock in connection with any equity offerings. Total return based on net asset value is not annualized. The Company's performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)
The ratios reflect an annualized amount.

(6)
For the year ended December 31, 2011, the ratio of operating expenses to average net assets consisted of 2.27% of base management fees, 3.57% of incentive management fees, 3.89% of the cost of borrowing and other operating expenses of 1.21%. For the year ended December 31, 2010, the ratio of operating expenses to average net assets consisted of 2.19% of base management fees, 3.23% of incentive management fees, 3.34% of the cost of borrowing and other operating expenses of 2.27%. For the year ended December 31, 2009, the ratio of operating expenses to average net assets consisted of 2.67% of base management fees, 2.93% of incentive management fees, 2.13% of the cost of borrowing and other operating expenses of 2.05%. These ratios reflect annualized amounts.

(7)
The ratio of net investment income to average net assets excludes income taxes related to realized gains.

16.   SELECTED QUARTERLY DATA (Unaudited)

	2011
	Q4	Q3	Q2	Q1
Total investment income	$187,123	$167,365	$144,307	$135,691
Net investment income before net realized and unrealized gain (losses) and incentive compensation	$121,990	$108,517	$85,509	$78,764
Incentive compensation	$29,531	$10,159	$41,746	$30,941
Net investment income before net realized and unrealized gain (losses)	$92,459	$98,358	$43,763	$47,823
Net realized and unrealized gains (losses)	$25,666	$(57,719)	$(6,840)	$75,943
Net increase in stockholders' equity resulting from operations	$118,125	$40,639	$36,923	$123,766
Basic and diluted earnings per common share	$0.58	$0.20	$0.18	$0.61
Net asset value per share as of the end of the quarter	$15.34	$15.13	$15.28	$15.45

	2010
	Q4	Q3	Q2		Q1
Total investment income	$157,170	$138,126	$121,590		$66,510
Net investment income before net realized and unrealized gain (losses) and incentive compensation	$99,323	$89,025	$64,514		$39,849
Incentive compensation	$35,973	$17,805	$14,973		$8,144
Net investment income before net realized and unrealized gain (losses)	$63,350	$71,220	$49,541		$31,705
Net realized and unrealized gains (losses)	$93,538	$57,157	$280,613	(1)	$44,710
Net increase in stockholders' equity resulting from operations	$156,888	$128,377	$330,154		$76,415
Basic and diluted earnings per common share	$0.79	$0.67	$1.73		$0.61
Net asset value per share as of the end of the quarter	$14.92	$14.43	$14.11		$11.78

(1)
Includes gain on the Allied Acquisition of $195,876.

	2009
	Q4	Q3	Q2	Q1
Total investment income	$69,264	$60,881	$59,111	$56,016
Net investment income before net realized and unrealized gain (losses) and incentive compensation	$47,920	$41,133	$39,935	$37,750
Incentive compensation	$9,568	$8,227	$7,987	$7,550
Net investment income before net realized and unrealized gain (losses)	$38,352	$32,906	$31,948	$30,200
Net realized and unrealized gains (losses)	$31,278	$30,370	$2,805	$4,834
Net increase in stockholders' equity resulting from operations	$69,630	$63,276	$34,753	$35,034
Basic and diluted earnings per common share	$0.64	$0.62	$0.36	$0.36
Net asset value per share as of the end of the quarter	$11.44	$11.16	$11.21	$11.20

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

19.   SUBSEQUENT EVENTS

        The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of and for the year ended December 31, 2011, except as disclosed below.

        In January 2012, Ares Capital and Ares Capital CP amended the Revolving Funding Facility to, among other things, (i) extend the reinvestment period by one year to January 18, 2015, (ii) extend the maturity date by one year to January 18, 2017, and (iii) replace the pricing grid with an applicable spread over LIBOR of 2.50% and an applicable spread over "base rate" of 1.50%.

        In January 2012, we established, through our wholly owned subsidiary Ares Capital JB Funding LLC ("ACJB LLC"), a revolving funding facility (the "SMBC Funding Facility") by entering into a Loan and Servicing Agreement (the "SMBC Loan and Servicing Agreement") with ACJB LLC, as the borrower, Sumitomo Mitsui Banking Corporation ("SMBC"), as the administrative agent, collateral agent, and lender, pursuant to which SMBC has agreed to extend credit to ACJB LLC in an aggregate principal amount up to $200 million at any one time outstanding. In connection with the SMBC Funding Facility, we entered into a Purchase and Sale Agreement with ACJB LLC, pursuant to which we may sell ACJB LLC certain first lien loans we have originated or acquired, or will originate or acquire (the "SMBC Loans") from time to time. The SMBC Funding Facility is a revolving funding facility with a reinvestment period ending January 20, 2015 and a final maturity date of January 20, 2020. The reinvestment period and final maturity are both subject to two one-year extensions by mutual agreement. Subject to certain exceptions, the interest rate charged on the SMBC Funding Facility is based on LIBOR plus 2.125% (with no floor) or a "base rate" (which is the greater of a prime rate and the federal funds rate plus 0.50%) plus 1.125% (with no floor). The SMBC Loan and Servicing Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing SMBC, upon a default, to accelerate and foreclose on the SMBC Loans and to pursue the rights under the SMBC Loans directly with the obligors thereof.

        In January 2012, we completed a public add-on equity offering (the "January 2012 Offering") through which we sold 16,422 shares of common stock at a net price of $15.41 per share. Total proceeds from the January 2012 Offering, net of underwriting discounts and commissions and estimated offering expenses payable by us, were approximately $252.5 million.

        In February 2012, we issued $143,750 aggregate principal amount of senior unsecured notes that mature on February 15, 2022 (the "2022 Notes"). The 2022 Notes mature on February 15, 2022 and may be redeemed in whole or in part at any time or from time to time at our option on or after February 15, 2015 at a par redemption price of $25 per security plus accrued and unpaid interest. The principal amount of the 2022 Notes will be payable at maturity. The 2022 Notes bear interest at a rate of 7.00% per year payable quarterly commencing on May 15, 2012. Total proceeds from the issuance of the 2022 Notes, net of underwriting discounts and offering costs, were approximately $138,338.

        We used the net proceeds of the January 2012 Offering and the issuance of the 2022 Notes to repay outstanding indebtedness under the Revolving Credit Facility and the Revolving Funding Facility.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES CAPITAL CORPORATION
By:	/s/ MICHAEL J. AROUGHETI Michael J. Arougheti President Dated: February 28, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ MICHAEL J. AROUGHETI Michael J. Arougheti President (principal executive officer) and Director Dated: February 28, 2012
By:	/s/ PENNI F. ROLL Penni F. Roll Chief Financial Officer (principal financial and accounting officer) Dated: February 28, 2012
By:	/s/ ANN TORRE BATES Ann Torre Bates Director Dated: February 28, 2012
By:	/s/ KENNETH R. HEITZ Kenneth R. Heitz Director Dated: February 28, 2012
By:	/s/ FRANK E. O'BRYAN Frank E. O'Bryan Director Dated: February 28, 2012
By:	/s/ GREGORY W. PENSKE Gregory W. Penske Director Dated: February 28, 2012
By:	/s/ ANTONY P. RESSLER Antony P. Ressler Director Dated: February 28, 2012

By:	/s/ ROBERT L. ROSEN Robert L. Rosen Director Dated: February 28, 2012
By:	/s/ BENNETT ROSENTHAL Bennett Rosenthal Director Dated: February 28, 2012
By:	/s/ ERIC B. SIEGEL Eric B. Siegel Director Dated: February 28, 2012