Form 10-Q
period 2012-03-31
ARES CAPITAL CORP
filed 2012-05-08
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2012
Common stock, $0.001 par value	221,874,996

ARES CAPITAL CORPORATION

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands, except per share data)

	As of
	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate investments	$3,064,016	$3,060,084
Non-controlled affiliate company investments	309,401	267,324
Controlled affiliate company investments	1,831,114	1,767,098
Total investments at fair value (amortized cost of $5,182,508 and $5,108,663, respectively)	5,204,531	5,094,506
Cash and cash equivalents	216,412	120,782
Receivable for open trades	45	550
Interest receivable	101,197	99,078
Other assets	86,953	72,521
Total assets	$5,609,138	$5,387,437
LIABILITIES
Debt	$2,018,866	$2,073,602
Management and incentive fees payable	95,329	92,496
Accounts payable and other liabilities	39,035	47,691
Interest and facility fees payable	22,647	26,383
Total liabilities	2,175,877	2,240,172
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Common stock, par value $.001 per share, 400,000 common shares authorized, 221,875 and 205,130 common shares issued and outstanding, respectively	222	205
Capital in excess of par value	3,652,760	3,390,354
Accumulated overdistributed net investment income	(15,385)	(10,449)
Accumulated net realized loss on investments, foreign currency transactions, extinguishment of debt, other assets and acquisitions	(226,359)	(218,688)
Net unrealized gain (loss) on investments	22,023	(14,157)
Total stockholders’ equity	3,433,261	3,147,265
Total liabilities and stockholders’ equity	$5,609,138	$5,387,437
NET ASSETS PER SHARE	$15.47	$15.34

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	For the three months ended
	March 31, 2012	March 31, 2011
	(unaudited)	(unaudited)
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income	$72,168	$61,860
Capital structuring service fees	7,877	5,365
Dividend income	3,802	1,515
Management fees	328	154
Other income	2,748	1,236
Total investment income from non-controlled/non-affiliate company investments	86,923	70,130

From non-controlled affiliate company investments:
Interest income	4,592	10,132
Dividend income	316	2,376
Management fees	63	188
Other income	25	576
Total investment income from non-controlled affiliate company investments	4,996	13,272

From controlled affiliate company investments:
Interest income	56,125	38,621
Capital structuring service fees	9,783	5,593
Dividend income	5,101	4,900
Management fees	4,541	3,107
Other income	269	68
Total investment income from controlled affiliate company investments	75,819	52,289

Total investment income	167,738	135,691

EXPENSES:
Interest and credit facility fees	32,776	30,175
Incentive management fees	26,386	30,941
Base management fees	19,986	16,730
Professional fees	3,686	2,632
Administrative fees	2,320	2,425
Other general and administrative	2,801	2,918
Total expenses	87,955	85,821

NET INVESTMENT INCOME BEFORE INCOME TAXES	79,783	49,870

Income tax expense, including excise tax	2,745	2,047

NET INVESTMENT INCOME	77,038	47,823

REALIZED AND UNREALIZED NET GAINS (LOSSES) ON INVESTMENTS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	462	72,412
Non-controlled affiliate company investments	3	(3,596)
Controlled affiliate company investments	(8,136)	(6,247)
Net realized gains (losses)	(7,671)	62,569

Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	6,017	(13,054)
Non-controlled affiliate company investments	10,093	6,547
Controlled affiliate company investments	20,070	28,741
Net unrealized gains	36,180	22,234

Net realized and unrealized gains on investments	28,509	84,803

REALIZED LOSS ON EXTINGUISHMENT OF DEBT	—	(8,860)

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$105,547	$123,766

BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 9)	$0.49	$0.61

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING — BASIC AND DILUTED (see Note 9)	217,044	204,419

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2012

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
AGILE Fund I, LLC (7)(9)	Investment partnership	Member interest (0.50% interest)		4/1/2010	$207	$104
CIC Flex, LP (9)	Investment partnership	Limited partnership units (0.94 unit)		9/7/2007	2,452	3,648
Covestia Capital Partners, LP (9)	Investment partnership	Limited partnership interest (46.67% interest)		6/17/2008	1,059	1,111
Dynamic India Fund IV, LLC (9)	Investment company	Member interest (5.44% interest)		4/1/2010	4,822	3,509
Firstlight Financial Corporation (6)(9)	Investment company	Senior subordinated loan ($71,720 par due 12/2016)	1.00% PIK	12/31/2006	71,462	74,342
		Class A common stock (10,000 shares)		12/31/2006	10,000	—
		Class B common stock (30,000 shares)		12/31/2006	30,000	—
					111,462	74,342

HCI Equity, LLC (7)(8)(9)	Investment company	Member interest (100.00% interest)		4/1/2010	808	736
Imperial Capital Private Opportunities, LP (9)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	6,643	5,120
Ivy Hill Middle Market Credit Fund, Ltd. (7)(8)(9)	Investment company	Class B deferrable interest notes ($40,000 par due 11/2018)	6.47% (Libor + 6.00%/Q)	11/20/2007	40,000	38,000
		Subordinated notes ($16 par due 11/2018)	15.00%	11/20/2007	15,515	16,480
					55,515	54,480

Kodiak Funding, LP (9)	Investment partnership	Limited partnership interest (3.96% interest)		4/1/2010	859	823
Novak Biddle Venture Partners III, L.P. (9)	Investment partnership	Limited partnership interest (2.46% interest)		4/1/2010	83	184
Partnership Capital Growth Fund I, L.P. (9)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	1,721	4,225
Partnership Capital Growth Fund III, L.P. (9)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	1,342	1,266
Senior Secured Loan Fund LLC (7)(10)(17)	Co-investment vehicle	Subordinated certificates ($1,110,966 par due 12/2020)	8.47% (Libor + 8.00%/Q)	10/30/2009	1,100,243	1,125,702
VSC Investors LLC (9)	Investment company	Membership interest (1.95% interest)		1/24/2008	1,394	790
					1,288,610	1,276,040		37.17%
Healthcare-Services
BenefitMall Holdings Inc. and Centerstone Insurance and Financial Services (7)	Employee benefits broker services company	Senior subordinated loan ($40,326 par due 6/2014)	18.00%	4/1/2010	40,326	40,326
		Common stock (39,274,290 shares)		4/1/2010	53,510	60,096
		Warrants		4/1/2010	—	—
					93,836	100,422

CCS Group Holdings, LLC	Correctional facility healthcare operator	Class A units (601,937 units)		8/19/2010	602	1,064
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings LLC (6)	Healthcare analysis services	Senior secured loan ($7,227 par due 3/2017)	7.75% (Libor + 6.50%/Q)	3/15/2011	7,227	6,938	(2)(16)
		Senior secured loan ($7,623 par due 3/2017)	7.75% (Libor + 6.50%/Q)	3/15/2011	7,623	7,318	(3)(16)
		Class A common stock (9,679 shares)		6/15/2007	4,000	9,019
		Class C common stock (1,546 shares)		6/15/2007	—	1,441
					18,850	24,716

INC Research, Inc.	Pharmaceutical and biotechnology consulting services	Common stock (1,410,000 shares)		9/27/2010	1,512	1,403

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2012

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Magnacare Holdings, Inc., Magnacare Administrative Services, LLC, and Magnacare, LLC	Healthcare professional provider	Senior secured loan ($20,711 par due 3/2018)	9.75% (Libor + 8.75%/Q)	9/15/2010	20,711	20,711	(16)
		Senior secured loan ($44,001 par due 3/2018)	9.75% (Libor + 8.75%/Q)	9/15/2010	44,001	44,001	(2)(16)
		Senior secured loan ($56,798 par due 3/2018)	9.75% (Libor + 8.75%/Q)	3/16/2012	56,798	56,798	(16)
		Senior secured loan ($15,999 par due 3/2018)	9.75% (Libor + 8.75%/Q)	3/16/2012	15,999	15,999	(2)(16)
					137,509	137,509

MW Dental Holding Corp.	Dental services	Senior secured revolving loan ($1,700 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	1,700	1,700	(16)
		Senior secured loan ($4,000 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	4,000	4,000	(16)
		Senior secured loan ($5,371 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	5,371	5,371	(16)
		Senior secured loan ($49,625 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	49,625	49,625	(2)(16)
		Senior secured loan ($9,975 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	9,975	9,975	(4)(16)
		Senior secured loan ($2,680 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	2,680	2,680	(3)(16)
					73,351	73,351

Napa Management Services Corporation	Anesthesia management services provider	Senior secured loan ($10,822 par due 4/2016)	7.50% (Libor + 6.00%/Q)	4/15/2011	10,504	10,822	(16)
		Senior secured loan ($29,250 par due 4/2016)	7.50% (Libor + 6.00%/Q)	4/15/2011	29,250	29,250	(2)(16)
		Senior secured loan ($7,702 par due 4/2016)	7.50% (Libor + 6.00%/Q)	4/15/2011	7,702	7,702	(3)(16)
		Common units (5,000 units)		4/15/2011	5,000	5,700
					52,456	53,474

NS Merger Sub. Inc. and NS Holdings, Inc.	Healthcare technology provider	Senior subordinated loan ($579 par due 6/2017)	13.50%	6/21/2010	579	579
		Senior subordinated loan ($50,000 par due 6/2017)	13.50%	6/21/2010	50,000	50,000	(2)
		Common stock (2,500,000 shares)		6/21/2010	2,500	3,530
					53,079	54,109

OnCURE Medical Corp.	Radiation oncology care provider	Common stock (857,143 shares)		8/18/2006	3,000	1,361
Passport Health Communications, Inc., Passport Holding Corp. and Prism Holding Corp.	Healthcare technology provider	Series A preferred stock (1,594,457 shares)		7/30/2008	11,156	9,962
		Common stock (16,106 shares)		7/30/2008	100	—
					11,256	9,962

PG Mergersub, Inc. and PGA Holdings, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Senior secured loan ($9,085 par due 11/2015)	6.75% (Libor + 5.00%/Q)	11/3/2010	9,063	9,085	(3)(16)
		Senior subordinated loan ($4,000 par due 3/2016)	12.50%	3/12/2008	3,958	4,000
		Preferred stock (333 shares)		3/12/2008	125	16
		Common stock (16,667 shares)		3/12/2008	167	789
					13,313	13,890

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2012

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
PRA Holdings, Inc.	Drug testing services	Senior secured loan ($11,330 par due 12/2014)	4.48% (Libor + 4.00%/Q)	12/14/2007	11,057	11,103	(4)
		Senior secured loan ($12,000 par due 12/2014)	4.48% (Libor + 4.00%/Q)	12/14/2007	11,707	11,760	(3)
					22,764	22,863

RCHP, Inc.	Operator of general acute care hospitals	Junior secured loan ($15,000 par due 5/2019)	11.50% (Libor + 10.00%/Q)	11/4/2011	15,000	15,000	(16)
		Junior secured loan ($50,000 par due 5/2019)	11.50% (Libor + 10.00%/Q)	11/4/2011	50,000	50,000	(2)(16)
					65,000	65,000

Reed Group, Ltd.	Medical disability management services provider	Senior secured revolving loan ($1,448 par due 12/2013)		4/1/2010	1,080	1,231	(15)
		Senior secured loan ($12,457 par due 12/2013)		4/1/2010	9,285	10,588	(15)
		Senior secured loan ($26,469 par due 12/2013)		4/1/2010	16,658	2,036	(15)
		Equity interests		4/1/2010	203	—
					27,226	13,855

Soteria Imaging Services, LLC (6)	Outpatient medical imaging provider	Junior secured loan ($1,177 par due 11/2010)		4/1/2010	1,003	770	(15)
		Junior secured loan ($1,681 par due 11/2010)		4/1/2010	1,461	1,099	(15)
		Preferred member units (1,823,179 units)		4/1/2010	—	—
					2,464	1,869

Sunquest Information Systems, Inc.	Laboratory software solutions provider	Junior secured loan ($67,000 par due 6/2017)	9.75% (Libor + 8.50%/Q)	12/16/2010	67,000	67,000	(16)
		Junior secured loan ($58,000 par due 6/2017)	9.75% (Libor + 8.50%/Q)	12/16/2010	58,000	58,000	(2)(16)
					125,000	125,000

U.S. Renal Care, Inc.	Dialysis provider	Senior secured loan ($7,425 par due 12/2016)	5.50% (Libor + 4.00%/M)	6/9/2011	7,388	7,425	(16)
		Senior subordinated loan ($50,824 par due 6/2018)	11.25% Cash, 2.00% PIK	5/24/2010	50,824	50,824	(2)
					58,212	58,249

Vantage Oncology, Inc.	Radiation oncology care provider	Common stock (62,157 shares)		2/3/2011	4,670	4,132
					764,100	762,229		22.20%
Education
American Academy Holdings, LLC	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	Senior secured revolving loan ($100 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	100	100	(16)
		Senior secured loan ($21,415 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	21,415	21,415	(16)
		Senior secured loan ($55,437 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	55,437	55,437	(2)(16)
					76,952	76,952

Campus Management Corp. and Campus Management Acquisition Corp. (6)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10,520	12,560
Community Education Centers, Inc.	Offender re-entry and in-prison treatment services provider	Senior secured loan ($17,143 par due 12/2014)	6.25% (Libor + 5.25%/Q)	12/10/2010	17,143	17,143	(16)

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2012

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Junior secured loan ($32,161 par due 12/2015)	15.57% (Libor + 11.57% Cash, 4.00% PIK /Q)	12/10/2010	32,161	30,553
		Junior secured loan ($9,680 par due 12/2015)	15.50% (Libor + 11.50% Cash, 4.00% PIK /Q)	12/10/2010	9,680	9,196
		Warrants to purchase up to 578,427 shares		12/10/2010	—	—
					58,984	56,892

eInstruction Corporation	Developer, manufacturer and retailer of educational products	Junior secured loan ($17,000 par due 7/2014)		4/1/2010	15,396	7,532	(15)
		Senior subordinated loan ($28,396 par due 1/2015)		4/1/2010	24,151	—	(15)
		Common stock (2,406 shares)		4/1/2010	926	—
					40,473	7,532

ELC Acquisition Corp., ELC Holdings Corporation, and Excelligence Learning Corporation (6)	Developer, manufacturer and retailer of educational products	Preferred stock (99,492 shares)		8/1/2011	10,149	8,213
		Common stock (50,800 shares)		8/1/2011	51	—
					10,200	8,213

Infilaw Holding, LLC	Operator of for-profit law schools	Senior secured loan ($29,850 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	29,850	29,850	(2)(16)
		Series A preferred units (131,000 units)	10.75% (Base Rate + 7.50%/Q)	8/25/2011	131,000	131,000	(16)
					160,850	160,850

Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	Series B preferred stock (1,750,000 shares)		8/5/2010	5,000	6,386
		Series C preferred stock (2,512,586 shares)		6/7/2010	689	323
		Common stock (20 shares)		6/7/2010	—	—
					5,689	6,709

JTC Education Holdings, Inc.	Postsecondary school operator	Senior secured revolving loan ($2,175 par due 12/2014)	12.75% (Base Rate + 9.50%/Q)	12/31/2009	2,175	2,175	(16)
		Senior secured loan ($19,810 par due 12/2014)	12.50% (Libor + 9.50%/M)	12/31/2009	19,810	19,810	(16)
		Senior secured loan ($9,594 par due 12/2014)	12.50% (Libor + 9.50%/M)	12/31/2009	9,594	9,594	(3)(16)
					31,579	31,579

Lakeland Tours, LLC	Educational travel provider	Senior secured loan ($13,201 par due 12/2016)	6.00% (Libor + 4.50%/Q)	10/4/2011	13,161	13,201	(16)
		Senior secured loan ($9,470 par due 12/2016)	6.00% (Libor + 4.50%/Q)	10/4/2011	9,441	9,470	(2)(16)
		Senior secured loan ($1,894 par due 12/2016)	6.00% (Libor + 4.50%/Q)	10/4/2011	1,888	1,894	(4)(16)
		Senior secured loan ($56,265 par due 12/2016)	10.00% (Libor + 8.50%/Q)	10/4/2011	56,093	56,265	(14)(16)

		Senior secured loan ($40,362 par due 12/2016)	10.00% (Libor + 8.50%/Q)	10/4/2011	40,238	40,362	(2)(14)(16)
		Senior secured loan ($8,072 par due 12/2016)	10.00% (Libor + 8.50%/Q)	10/4/2011	8,047	8,072	(4)(14)(16)
		Common stock (5,000 shares)		10/4/2011	5,000	4,637
					133,868	133,901

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2012

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
R3 Education, Inc. and EIC Acquisitions Corp. (8)	Medical school operator	Senior secured loan ($1,882 par due 4/2013)	9.00% (Libor + 6.00%/Q)	9/21/2007	1,882	4,522	(3)(16)
		Senior secured loan ($2,437 par due 4/2013)	9.00% (Libor + 6.00%/Q)	9/21/2007	2,437	5,857	(3)(16)
		Senior secured loan ($6,719 par due 4/2013)	13.00% PIK	12/8/2009	4,568	16,146
		Preferred stock (8,800 shares)		7/30/2008	2,200	1,760
		Common membership interest (26.27% interest)		9/21/2007	15,800	23,936
		Warrants to purchase up to 27,890 shares		12/8/2009	—	—
					26,887	52,221

					556,002	547,409		15.94%
Restaurants and Food Services
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($1,968 par due 11/2013)	6.50% (Libor + 3.50%/Q)	11/27/2006	1,968	1,968	(16)
		Senior secured loan ($7,205 par due 11/2013)	6.50% (Libor + 3.50%/Q)	11/27/2006	7,205	7,205	(16)
		Senior secured loan ($11,238 par due 11/2014)	12.50% (Libor + 9.50%/Q)	11/27/2006	11,241	11,238	(2)(16)
		Senior secured loan ($9,370 par due 11/2014)	12.50% (Libor + 9.50%/Q)	11/27/2006	9,370	9,370	(3)(16)
		Promissory note ($14,897,360 par due 11/2016)		11/27/2006	14,886	15,339
		Warrants to purchase up to 0.61 shares		6/1/2006	—	—
					44,670	45,120

Hojeij Branded Foods, Inc.	Airport restaurant operator	Senior secured revolving loan ($1,200 par due 2/2017)	10.25% (Base Rate + 7.00%/Q)	2/15/2012	1,200	1,164	(16)
		Senior secured loan ($15,000 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	15,000	14,550	(16)
		Warrants to purchase up to 324 shares of Class A common stock		2/15/2012	—	669
		Warrants to purchase up to 7.5% of membership interest		2/15/2012	—	—
					16,200	16,383

Orion Foods, LLC (fka Hot Stuff Foods, LLC) (7)	Convenience food service retailer	Senior secured revolving loan ($7,300 par due 9/2014)	10.75% (Base Rate + 7.50%/M)	4/1/2010	7,300	7,300	(16)
		Senior secured loan ($33,807 par due 9/2014)	10.00% (Libor + 8.50%/Q)	4/1/2010	33,807	33,807	(2)(16)
		Junior secured loan ($37,552 par due 9/2014)	14.00%	4/1/2010	26,397	27,443
		Preferred units (10,000 units)		10/28/2010	—	—
		Class A common units (25,001 units)		4/1/2010	—	—
		Class B common units (1,122,452 units)		4/1/2010	—	—
					67,504	68,550

OTG Management, Inc.	Airport restaurant operator	Senior secured revolving loan ($1,875 par due 8/2016)	8.50% (Libor + 7.00%/Q)	8/9/2011	1,875	1,875	(16)
		Senior secured revolving loan ($937 par due 8/2016)	9.25% (Base Rate + 6.00%/M)	8/9/2011	937	937	(16)

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2012

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior secured loan ($18,687 par due 8/2016)	8.50% (Libor + 7.00%/Q)	8/9/2011	18,687	18,687	(16)
		Junior secured loan ($2,143 par due 8/2016)	14.50% (Libor + 13.00%/Q)	8/9/2011	2,143	2,143	(16)
		Junior secured loan ($29,285 par due 8/2016)	14.50% (Libor + 13.00%/M)	8/9/2011	29,285	29,285	(16)
		Common units (3,000,000 units)		1/5/2011	3,000	2,702
		Warrants to purchase up to 189,857 shares of common stock		6/19/2008	100	4,704
					56,027	60,333

PMI Holdings, Inc.	Restaurant owner and operator	Senior secured revolving loan ($2,000 par due 5/2015)	10.00% (Libor + 8.00%/M)	5/5/2010	2,000	2,000	(16)
		Senior secured loan ($8,614 par due 5/2015)	10.00% (Libor + 8.00%/M)	5/5/2010	8,614	8,614	(4)(16)
		Senior secured loan ($212 par due 5/2015)	10.25% (Base Rate + 7.00%/M)	5/5/2010	212	212	(4)(16)
		Senior secured loan ($8,614 par due 5/2015)	10.00% (Libor + 8.00%/M)	5/5/2010	8,614	8,614	(3)(16)
		Senior secured loan ($212 par due 5/2015)	10.25% (Base Rate + 7.00%/M)	5/5/2010	212	212	(3)(16)
					19,652	19,652

Restaurant Holding Company, LLC	Fast food restaurant operator	Senior secured loan ($63,000 par due 2/2017)	9.00% (Libor + 7.50%/M)	2/15/2012	61,767	62,370	(16)
		Senior secured loan ($12,000 par due 2/2017)	9.00% (Libor + 7.50%/M)	2/15/2012	11,761	11,880	(2)(16)
					73,528	74,250

S.B. Restaurant Company	Restaurant owner and operator	Senior secured loan ($34,549 par due 7/2012)	13.00% (Libor + 9.00% Cash, 2.00% PIK /Q)	4/1/2010	32,711	34,549	(16)
		Preferred stock (46,690 shares)		4/1/2010	—	117
		Warrants to purchase up to 257,429 shares of common stock		4/1/2010	—	—
					32,711	34,666

Vistar Corporation and Wellspring Distribution Corp.	Food service distributor	Junior secured loan ($50,250 par due 5/2015)	11.00%	5/23/2008	49,341	50,250
		Junior secured loan ($50,000 par due 5/2015)	11.00%	5/23/2008	49,627	50,000	(2)
		Class A non-voting common stock (1,366,120 shares)		5/3/2008	7,500	6,752
					106,468	107,002

					416,760	425,956		12.41%
Financial Services
AllBridge Financial, LLC (7)	Asset management services	Equity interests		4/1/2010	11,395	13,668
Callidus Capital Corporation (7)	Asset management services	Common stock (100 shares)		4/1/2010	3,000	1,020
Ciena Capital LLC (7)	Real estate and small business loan servicer	Senior secured revolving loan ($14,000 par due 12/2013)	6.00%	11/29/2010	14,000	14,000
		Senior secured loan ($32,000 par due 12/2015)	12.00%	11/29/2010	32,000	32,000
		Equity interests		11/29/2010	53,374	23,009
					99,374	69,009

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2012

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($19,500 par due 6/2015)	15.00%	4/1/2010	19,500	19,500
Cook Inlet Alternative Risk, LLC	Risk management services	Senior subordinated loan ($3,700 par due 9/2015)	9.00%	9/30/2011	3,700	3,700
Financial Pacific Company	Commercial finance leasing	Preferred stock (6,500 shares)	8.00% PIK	10/13/2010	6,631	8,483
		Common stock (650,000 shares)		10/13/2010	—	—
					6,631	8,483

Imperial Capital Group, LLC	Investment services	Class A common units (7,710 units)		5/10/2007	14,997	20,766
		2006 Class B common units (2,526 units)		5/10/2007	3	4
		2007 Class B common units (315 units)		5/10/2007	—	—
					15,000	20,770

Ivy Hill Asset Management, L.P. (7)(9)	Asset management services	Member interest (100.00% interest)		6/15/2009	112,876	201,199
					271,476	337,349		9.83%
Business Services
Aviation Properties Corporation (7)	Aviation services	Common stock (100 shares)		4/1/2010	—	—
CIBT Investment Holdings, LLC	Expedited travel document processing services	Class A shares (2,500 shares)		12/15/2011	2,500	2,590
CitiPostal Inc. (7)	Document storage and management services	Senior secured revolving loan ($2,900 par due 12/2013)	6.75% (Base Rate + 3.25%/Q)	4/1/2010	2,900	2,900	(16)
		Senior secured loan ($506 par due 12/2013)	8.50% Cash, 5.50% PIK	4/1/2010	506	506
		Senior secured loan ($51,880 par due 12/2013)	8.50% Cash, 5.50% PIK	4/1/2010	51,880	51,880	(2)
		Senior subordinated loan ($15,299 par due 12/2015)		4/1/2010	13,038	1,985	(15)
		Common stock (37,024 shares)		4/1/2010	—	—
					68,324	57,271

Cornerstone Records Management, LLC	Physical records storage and management service provider	Senior secured loan ($18,630 par due 8/2016)	8.50% (Libor + 7.00%/Q)	8/12/2011	18,630	18,444	(16)
Coverall North America, Inc.	Commercial janitorial service provider	Subordinated notes ($9,435 par due 2/2016)	10.00% Cash, 2.00% PIK	2/22/2011	9,435	9,435
Diversified Collections Services, Inc.	Collections services	Preferred stock (3,944 shares)		5/18/2006	45	89
		Common stock (478,816 shares)		4/1/2010	1,478	3,345
		Common stock (124,987 shares)		2/5/2005	295	873
					1,818	4,307

HCP Acquisition Holdings, LLC (7)	Healthcare compliance advisory services	Class A units (11,763,438 units)		6/26/2008	11,763	5,084
Impact Innovations Group, LLC	IT consulting and outsourcing services	Member interest (50.00% interest)		4/1/2010	—	200
Investor Group Services, LLC (6)	Business consulting for private equity and corporate clients	Limited liability company membership interest (10.00% interest)		6/22/2006	—	926
Multi-Ad Services, Inc. (6)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	788	2,038
		Common units (1,725,280 units)		4/1/2010	—	—
					788	2,038

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2012

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
MVL Group, Inc. (7)	Marketing research provider	Senior secured loan ($22,772 par due 7/2012)	12.00%	4/1/2010	22,772	22,772
		Senior subordinated loan ($36,080 par due 7/2012)	12.00% Cash, 2.50% PIK	4/1/2010	35,512	33,721
		Junior subordinated loan ($144 par due 7/2012)	10.00%	4/1/2010	—	—
		Common stock (560,716 shares)		4/1/2010	—	—
					58,284	56,493

Pillar Processing LLC and PHL Holding Co. (6)	Mortgage services	Senior secured loan ($7,142 par due 11/2013)		7/31/2008	7,064	6,571	(15)
		Senior secured loan ($7,375 par due 5/2014)		11/20/2007	7,375	1,062	(15)
		Senior secured loan ($4,458 par due 11/2013)		11/20/2007	4,409	4,101	(3)(15)
		Common stock (85 shares)		11/20/2007	3,768	—
					22,616	11,734

Powersport Auctioneer Holdings, LLC	Powersport vehicle auction operator	Common Units (1,972 units)		3/2/2012	1,000	1,000
Prommis Solutions, LLC, E-Default Services, LLC, Statewide Tax and Title Services, LLC & Statewide Publishing Services, LLC	Bankruptcy and foreclosure processing services	Senior subordinated loan ($45,150 par due 2/2014)		2/9/2007	43,819	1,013	(15)
		Preferred units (30,000 units)		4/11/2006	3,000	—
					46,819	1,013

Promo Works, LLC	Marketing services	Senior secured loan ($8,655 par due 12/2013)		4/1/2010	3,981	2,241	(15)
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	157
Summit Business Media Parent Holding Company LLC	Business media consulting services	Limited liability company membership interest (45.98% interest)		5/20/2011	—	619
Tradesmen International, Inc.	Construction labor support	Junior secured loan ($10,085 par due 5/2014)	13.00% Cash, 1.00% PIK	4/1/2010	8,075	10,085
		Warrants to purchase up to 771,036 shares		4/1/2010	—	6,283
					8,075	16,368

Tripwire, Inc.	IT security software provider	Senior secured loan ($30,000 par due 5/2018)	6.00% (Libor + 4.75%/Q)	5/23/2011	30,000	30,000	(16)
		Senior secured loan ($50,000 par due 5/2018)	6.00% (Libor + 4.75%/Q)	5/23/2011	50,000	50,000	(2)(16)
		Class A common stock (2,970 shares)		5/23/2011	2,970	4,932
		Class B common stock (2,655,638 shares)		5/23/2011	30	50
					83,000	84,982

Venturehouse-Cibernet Investors, LLC	Financial settlement services for intercarrier wireless roaming	Equity interest		4/1/2010	—	—
VSS-Tranzact Holdings, LLC (6)	Management consulting services	Series B preferred units (854 units)		11/7/2011	867	899
		Common membership interest (8.54% interest)		10/26/2007	10,204	224
		Warrants to purchase up to 4,206 units		11/7/2011	—	110
					11,071	1,233

					348,354	276,135		8.04%

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2012

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Consumer Products- Non-durable
Augusta Sportswear, Inc.	Manufacturer of athletic apparel	Senior secured loan ($8,626 par due 7/2015)	9.50% (Base Rate + 6.25%/Q)	9/3/2010	8,626	8,626	(3)(16)
Gilchrist & Soames, Inc.	Personal care manufacturer	Senior secured revolving loan ($1,000 par due 10/2013)	4.22% (Libor + 3.75%/Q)	4/1/2010	1,000	1,000	(16)
		Senior secured revolving loan ($1,500 par due 10/2013)	4.10% (Libor + 3.75%/S)	4/1/2010	1,500	1,500	(16)
		Senior secured loan ($21,941 par due 10/2013)	13.44%	4/1/2010	21,498	21,941
					23,998	24,441

Implus Footcare, LLC	Provider of footwear and other accessories	Preferred stock (455 shares)	6.00% PIK	10/31/2011	4,659	4,659
		Common stock (455 shares)		10/31/2011	455	65
					5,114	4,724

Insight Pharmaceuticals Corporation (6)	OTC drug products manufactuer	Junior secured loan ($25,000 par due 8/2017)	13.25% (Libor + 11.75%/Q)	8/26/2011	24,748	24,500	(2)(16)
		Class A common stock (155,000 shares)		8/26/2011	6,035	9,525
		Class B common stock (155,000 shares)		8/26/2011	6,035	9,525
					36,818	43,550

Making Memories Wholesale, Inc. (7)	Scrapbooking branded products manufacturer	Senior secured revolving loan ($2,250 par due 8/2014)		8/21/2009	2,229	1,105	(15)
		Senior secured loan ($9,625 par due 8/2014)		8/21/2009	7,193	—	(15)
		Senior secured loan ($6,086 par due 8/2014)		8/21/2009	3,874	—	(15)
		Common stock (100 shares)		8/21/2009	—	—
					13,296	1,105

Matrixx Initiatives, Inc. and Wonder Holdings Acquisition Corp.	Developer and marketer of over-the-counter healthcare products	Senior secured revolving loan ($4,500 par due 6/2016)	13.00% (Libor + 12.00%/M)	6/30/2011	4,500	4,275	(16)
		Senior secured loan ($40,906 par due 6/2016)	13.00% (Libor + 12.00%/Q)	6/30/2011	40,660	38,861	(2)(16)
		Warrants to purchase up to 1,489 shares of preferred stock		7/27/2011	—	652
		Warrants to purchase up to 1,654,678 shares of common stock		7/27/2011	—	—
					45,160	43,788

The Step2 Company, LLC	Toy manufacturer	Junior secured loan ($27,000 par due 4/2015)	10.00%	4/1/2010	25,842	27,000
		Junior secured loan ($31,576 par due 4/2015)	10.00% Cash, 5.00% PIK	4/1/2010	30,359	28,418
		Common units (1,116,879 units)		4/1/2010	24	15
		Warrants to purchase up to 3,157,895 units		4/1/2010	—	42
					56,225	55,475

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2012

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
The Thymes, LLC (7)	Cosmetic products manufacturer	Preferred units (6,283 units)	8.00% PIK	6/21/2007	5,834	6,564
		Common units (5,400 units)		6/21/2007	—	870
					5,834	7,434

Woodstream Corporation	Pet products manufacturer	Senior subordinated loan ($45,000 par due 2/2015)	12.00%	1/22/2010	40,723	44,550
		Common stock (4,254 shares)		1/22/2010	1,222	2,504
					41,945	47,054

					237,016	236,197		6.88%
Containers-Packaging
ICSH, Inc.	Industrial container manufacturer, reconditioner and servicer	Senior secured loan ($61,161 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	61,161	61,161	(16)
		Senior secured loan ($49,745 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	49,745	49,745	(2)(16)
		Senior secured loan ($9,974 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	9,974	9,974	(4)(16)
					120,880	120,880

Microstar Logistics LLC	Keg management solutions provider	Junior secured loan ($60,000 par due 8/2016)	10.00% (Libor + 9.00%/Q)	8/5/2011	60,000	60,000	(16)
		Junior secured loan ($50,000 par due 8/2016)	10.00% (Libor + 9.00%/Q)	8/5/2011	50,000	50,000	(2)(16)
					110,000	110,000

					230,880	230,880		6.72%
Services-Other
Competitor Group, Inc.	Endurance sports media and event operator	Senior secured loan ($29,542 par due 1/2017)	9.50% (Libor + 8.00%/Q)	1/30/2012	29,542	29,542	(16)
McKenzie Sports Products, LLC	Designer, manufacturer and distributor of taxidermy forms and supplies	Senior secured loan ($32,000 par due 3/2017)	7.75% (Base Rate + 4.50%/M)	3/30/2012	32,000	32,000	(16)
The Dwyer Group (6)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($17,100 par due 12/2016)	14.50%	12/22/2010	17,100	17,100
		Series A preferred units (13,292,377 units)	8.00% PIK	12/22/2010	14,701	19,425
					31,801	36,525

Wash Multifamily Laundry Systems, LLC (fka Web Services Company, LLC)	Laundry service and equipment provider	Senior secured loan ($4,837 par due 8/2014)	7.00% (Base Rate + 3.75%/Q)	6/15/2009	4,722	4,837	(3)(16)
		Junior secured loan ($36,900 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	36,900	36,900	(16)
		Junior secured loan ($50,000 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	50,000	50,000	(2)(16)
		Junior secured loan ($3,100 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	3,100	3,100	(3)(16)
					94,722	94,837

					188,065	192,904		5.62%
Manufacturing
Component Hardware Group, Inc.	Commercial equipment	Junior secured loan ($3,130 par due 12/2014)	7.00% Cash, 3.00% PIK	8/4/2010	3,130	3,130
		Senior subordinated loan ($10,729 par due 12/2014)	7.50% Cash, 5.00% PIK	4/1/2010	7,262	10,729
		Warrants to purchase up to 1,462,500 shares of common stock		8/4/2010	—	4,235
					10,392	18,094

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2012

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
HOPPY Holdings Corp.	Automotive and recreational vehicle aftermarket products	Senior secured loan ($13,988 par due 6/2016)	5.00% (Libor + 3.75%/M)	6/3/2011	13,988	13,568	(16)
MWI Holdings, Inc.	Highly engineered springs, fastners, and other precision components	Senior secured loan ($48,274 par due 6/2017)	10.00% (Libor + 8.00%/Q)	6/15/2011	48,274	48,274	(16)
NetShape Technologies, Inc.	Metal precision engineered components	Senior secured revolving loan ($285 par due 2/2013)	3.94% (Libor + 3.75%/Q)	4/1/2010	147	250
		Senior secured revolving loan ($648 par due 2/2013)	4.22% (Libor + 3.75%/Q)	4/1/2010	335	568
					482	818

Protective Industries, Inc.	Plastic protection products	Senior secured loan ($14 par due 5/2017)	6.25% (Base Rate + 3.00%/M)	5/23/2011	14	14	(16)
		Senior secured loan ($5,575 par due 5/2017)	5.75% (Libor + 4.25%/M)	5/23/2011	5,575	5,519	(16)
		Senior subordinated loan ($733 par due 5/2018)	8.00% Cash, 7.25% PIK	5/23/2011	733	733
		Preferred stock (2,379,361 shares)		5/23/2011	2,307	3,497
					8,629	9,763

Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1,000	—
Sigma International Group, Inc. (8)	Water treatment parts	Junior secured loan ($4,100 par due 4/2014)	10.00% (Libor + 3.50% Cash, 5.00% PIK /A)	7/8/2011	4,100	3,280	(16)
SSH Environmental Industries, Inc. and SSH Non-Destructive Testing, Inc.	Magnetic sensors and supporting sensor products	Senior secured loan ($12,109 par due 12/2016)	9.00% (Libor + 7.50%/Q)	3/23/2012	11,868	12,109	(16)
WP CPP Holdings, LLC	Precision engineered castings	Senior secured loan ($20,770 par due 10/2017)	8.50% (Libor + 7.00%/M)	10/11/2011	20,674	20,770	(16)
		Senior secured loan ($52 par due 10/2017)	9.25% (Base Rate + 6.00%/Q)	10/11/2011	52	52	(16)
		Senior secured loan ($49,875 par due 10/2017)	8.50% (Libor + 7.00%/M)	10/11/2011	49,626	49,875	(2)(16)
		Senior secured loan ($125 par due 10/2017)	9.25% (Base Rate + 6.00%/Q)	10/11/2011	125	125	(2)(16)
					70,477	70,822

					169,210	176,728		5.15%
Telecommunications
American Broadband Communications, LLC, American Broadband Holding Company and Cameron Holdings of NC, Inc.	Broadband communication services	Senior secured loan ($8,253 par due 9/2013)	7.50% (Libor + 5.50%/Q)	9/1/2010	8,253	8,253	(3)(16)
		Senior subordinated loan ($22,481 par due 11/2014)	12.00% Cash, 4.00% PIK	9/1/2010	22,481	22,481
		Senior subordinated loan ($10,581 par due 11/2014)	12.00% Cash, 2.00% PIK	11/7/2007	10,581	10,581
		Senior subordinated loan ($33,595 par due 11/2014)	12.00% Cash, 2.00% PIK	11/7/2007	33,595	33,595	(2)
		Warrants to purchase up to 378 shares		11/7/2007	—	4,661
		Warrants to purchase up to 200 shares		9/1/2010	—	2,466
					74,910	82,037

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2012

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Dialog Telecom LLC	Broadband communication services	Senior secured loan ($16,475 par due 12/2013)	12.00% (Libor + 10.00% Cash, 1.50% PIK /Q)	6/20/2011	16,475	16,475	(16)
Startec Equity, LLC (7)	Communication services	Member interest		4/1/2010	—	—
					91,385	98,512		2.87%
Retail
Direct Buy Holdings, Inc. and Direct Buy Investors, LP (6)	Membership based buying club franchisor and operator	Limited partnership interest (66,667 shares)		4/1/2010	2,594	—
		Limited partnership interest (83,333 shares)		11/30/2007	8,333	—
					10,927	—

Fulton Holdings Corp.	Airport restaurant operator	Senior secured loan ($40,000 par due 5/2016)	12.50%	5/28/2010	40,000	40,000	(2)(12)
		Common stock (19,672 shares)		5/28/2010	1,967	1,550
					41,967	41,550

Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Common stock (1,218,481 shares)		8/8/2006	4,909	16,744
Things Remembered Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($10,993 par due 3/2014)	9.00% (Libor + 7.00%/M)	9/28/2006	10,983	10,993	(2)(16)
		Senior secured loan ($10,000 par due 3/2014)	9.00% (Libor + 7.00%/M)	9/28/2006	9,991	10,000	(4)(16)
		Senior secured loan ($7,161 par due 3/2014)	9.00% (Libor + 7.00%/M)	9/28/2006	7,238	7,161	(3)(16)
		Class B Preferred stock (73 shares)		3/19/2009	—	2,056
		Preferred stock (80 shares)		9/28/2006	1,800	2,249
		Common stock (800 shares)		9/28/2006	200	2,804
		Warrants to purchase up to 859 shares of preferred stock		3/19/2009	—	3,135
					30,212	38,398

					88,015	96,692		2.82%
Grocery
Grocery Outlet Inc.	Value grocery retailer	Senior secured loan ($30,000 par due 12/2017)	10.50% (Libor + 9.00%/Q)	12/15/2011	30,000	30,000	(16)
		Senior secured loan ($1,342 par due 12/2017)	11.25% (Base Rate + 8.00%/Q)	12/15/2011	1,342	1,342	(16)
		Senior secured loan ($47,619 par due 12/2017)	10.50% (Libor + 9.00%/Q)	12/15/2011	47,619	47,619	(2)(16)
		Senior secured loan ($2,131 par due 12/2017)	11.25% (Base Rate + 8.00%/Q)	12/15/2011	2,131	2,131	(2)(16)
		Senior secured loan ($9,524 par due 12/2017)	10.50% (Libor + 9.00%/Q)	12/15/2011	9,524	9,524	(4)(16)
		Senior secured loan ($426 par due 12/2017)	11.25% (Base Rate + 8.00%/Q)	12/15/2011	426	426	(4)(16)
					91,042	91,042

					91,042	91,042		2.65%
Energy
La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Junior secured loan ($59,000 par due 8/2018)	10.25% (Libor + 8.75%/Q)	8/9/2011	57,807	56,050	(16)
USG Nevada LLC	Geothermal, renewable energy, developer for electrical power and direct uses	Junior secured loan ($7,500 par due 6/2012)	4.01% (Libor + 3.50%/Q)	11/9/2011	7,500	7,500
					65,307	63,550		1.85%

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2012

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Automotive Services
Driven Holdings, LLC	Automotive aftermarket car care franchisor	Preferred stock (247,500 units)		12/16/2011	2,475	2,408
		Common stock (25,000 units)		12/16/2011	25	—
					2,500	2,408

Stag-Parkway, Inc. (7)	Automotive aftermarket components supplier	Senior secured loan ($34,500 par due 12/2014)	12.50% (Libor + 11.00%/Q)	9/30/2010	34,500	34,500	(16)
		Preferred stock (4,200 shares)	16.50% PIK	9/30/2010	2,484	4,200
		Common stock (10,200 shares)		9/30/2010	—	16,290
					36,984	54,990

					39,484	57,398		1.67%
Commercial Real Estate Finance
10th Street, LLC (6)	Real estate holding company	Senior subordinated loan ($24,460 par due 11/2014)	8.93% Cash, 4.07% PIK	4/1/2010	24,460	24,460
		Member interest (10.00% interest)		4/1/2010	594	512
		Option (25,000 units)		4/1/2010	25	25
					25,079	24,997

American Commercial Coatings, Inc.	Real estate property	Commercial mortgage loan ($2,000 par due 12/2025)		4/1/2010	1,423	2,004	(15)
Aquila Binks Forest Development, LLC	Real estate developer	Real estate equity interests		4/1/2010	—	—
		Commercial mortgage loan ($13,477 par due 12/2014)		4/1/2010	11,900	3,138	(15)
					11,900	3,138

Cleveland East Equity, LLC	Hotel operator	Real estate equity interests		4/1/2010	1,026	3,061
Commons R-3, LLC	Real estate developer	Real estate equity interests		4/1/2010	—	—
Crescent Hotels & Resorts, LLC and affiliates (7)	Hotel operator	Senior secured loan ($433 par due 6/2010)	10.00%	4/1/2010	433	444
		Senior subordinated loan ($4,181 par due 1/2012)		4/1/2010	1,475	138	(15)
		Senior subordinated loan ($7,306 par due 6/2017)		4/1/2010	2,410	241	(15)
		Senior subordinated loan ($6,142 par due 9/2012)		4/1/2010	2,051	203	(15)
		Senior subordinated loan ($261 par due 3/2013)		4/1/2010	263	9	(15)
		Senior subordinated loan ($9,903 par due 9/2011)		4/1/2010	—	—	(15)
		Preferred equity interest		4/1/2010	—	39
		Common equity interest		4/1/2010	35	—
					6,667	1,074

Hot Light Brands, Inc. (7)	Real estate holding company	Senior secured loan ($35,239 par due 2/2011)		4/1/2010	3,945	3,631	(15)
		Common stock (93,500 shares)		4/1/2010	—	—
					3,945	3,631

NPH, Inc.	Hotel property	Real estate equity interests		4/1/2010	5,291	8,540
					55,331	46,445		1.35%
Printing, Publishing and Media
EarthColor, Inc. (7)	Printing management services	Common stock (89,435 shares)		4/1/2010	—	—

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2012

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
National Print Group, Inc.	Printing management services	Senior secured revolving loan ($1,141 par due 10/2013)	9.00% (Libor + 6.00%/M)	3/2/2006	1,141	1,050	(16)
		Senior secured revolving loan ($1,825 par due 10/2013)	9.00% (Base Rate + 5.00%/M)	3/2/2006	1,825	1,679	(16)
		Senior secured loan ($19 par due 10/2013)	10.00% (Libor + 6.00% Cash, 1.00% PIK /Q)	3/2/2006	19	18	(16)
		Senior secured loan ($- par due 10/2013)	10.00% (Base Rate + 5.00% Cash, 1.00% PIK /M)	3/2/2006	—	—	(16)
		Senior secured loan ($7,520 par due 10/2013)	10.00% (Libor + 6.00% Cash, 1.00% PIK /Q)	3/2/2006	7,221	7,069	(3) (16)
		Senior secured loan ($109 par due 10/2013)	10.00% (Base Rate + 5.00% Cash, 1.00% PIK /M)	3/2/2006	104	102	(3) (16)
		Preferred stock (9,344 shares)		3/2/2006	2,000	—
					12,310	9,918

The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	Senior secured loan ($31,696 par due 3/2017)	9.00% (Libor + 7.50%/M)	9/29/2006	31,696	31,696	(16)
		Preferred stock (10,663 shares)		9/29/2006	1,066	4,782
		Common stock (15,393 shares)		9/29/2006	3	11
					32,765	36,489

					45,075	46,407		1.35%
Food and Beverage
Apple & Eve, LLC and US Juice Partners, LLC (6)	Juice manufacturer	Senior secured revolving loan ($500 par due 10/2013)	12.00% (Libor + 9.00%/Q)	10/5/2007	500	500	(16)
		Senior secured loan ($8,301 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	8,301	8,301	(16)
		Senior secured loan ($4,986 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	4,986	4,986	(4)(16)
		Senior secured loan ($13,979 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	13,979	13,979	(3)(16)
		Senior units (50,000 units)		10/5/2007	5,000	1,932
					32,766	29,698

Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated loan ($8,230 par due 2/2013)	16.00% PIK	2/6/2008	8,230	8,230
		Preferred stock (6,258 shares)	8.00% PIK	9/1/2006	2,517	1,519
					10,747	9,749

Distant Lands Trading Co.	Coffee manufacturer	Class A common stock (1,294 shares)		4/1/2010	980	354
		Class A-1 common stock (2,157 shares)		4/1/2010	—	—
					980	354

					44,493	39,801		1.16%
Consumer Products- Durable
Bushnell Inc.	Sports optics manufacturer	Junior secured loan ($41,325 par due 2/2014)	7.08% (Libor + 6.50%/Q)	4/1/2010	34,232	39,259
					34,232	39,259		1.14%

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2012

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Oil and Gas
Geotrace Technologies, Inc.	Reservoir processing, development	Warrants to purchase up to 69,978 shares of common stock		4/1/2010	88	—
		Warrants to purchase up to 210,453 shares of preferred stock		4/1/2010	2,805	541
					2,893	541

UL Holding Co., LLC (6)	Petroleum product manufacturer	Junior secured loan ($2,000 par due 12/2012)	9.34% (Libor + 8.88%/Q)	12/24/2007	2,000	2,000
		Junior secured loan ($2,000 par due 12/2012)	14.00%	12/24/2007	2,000	2,000
		Junior secured loan ($2,093 par due 12/2012)	9.41% (Libor + 8.88%/Q)	6/17/2011	2,093	2,093
		Junior secured loan ($2,061 par due 12/2012)	14.00%	12/24/2007	2,061	2,061
		Junior secured loan ($5,000 par due 12/2012)	15.00%	8/13/2010	5,000	5,000
		Junior secured loan ($2,919 par due 12/2012)	14.00%	12/24/2007	2,919	2,919	(2)
		Junior secured loan ($833 par due 12/2012)	9.41% (Libor + 8.88%/Q)	12/24/2007	833	833	(3)
		Junior secured loan ($1,794 par due 12/2012)	14.00%	12/24/2007	1,794	1,794	(3)
		Junior secured loan ($10,701 par due 12/2012)	9.39% (Libor + 8.88%/Q)	12/24/2007	10,701	10,701	(3)
		Class A common units (10,782 units)		6/17/2011	108	64
		Class B-5 common units (599,200 units)		4/25/2008	5,472	3,569
		Class B-4 common units (50,000 units)		6/17/2011	500	298
		Class C common units (618,091 units)		4/25/2008	—	3,681
					35,481	37,013

					38,374	37,554		1.09%
Transportation
PODS Funding Corp.	Storage and warehousing	Junior subordinated loan ($37,020 par due 5/2017)	10.50% Cash, 5.00% PIK	11/29/2011	37,020	37,020
United Road Towing, Inc.	Towing company	Warrants to purchase up to 607 shares		4/1/2010	—	—
					37,020	37,020		1.08%
Environmental Services
AWTP, LLC (7)	Water treatment services	Junior secured loan ($4,161 par due 6/2015)	5.00% Cash, 5.00% PIK	4/18/2011	4,161	4,161
		Junior secured loan ($930 par due 6/2015)	15.00% PIK	4/18/2011	930	824
		Junior secured loan ($4,689 par due 6/2015)	15.00% PIK	4/18/2011	4,689	4,157	(3)
		Membership interests (90% interest)		4/18/2011	—	—
					9,780	9,142

RE Community Holdings II, Inc.and Pegasus Community Energy, LLC.	Operator of municipal recycling facilities	Preferred stock (1,000 shares)	12.50% PIK	3/1/2011	8,571	6,004
Waste Pro USA, Inc	Waste management services	Preferred Class A common equity (611,615 shares)		11/9/2006	12,263	21,460
					30,614	36,606		1.07%

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2012

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Chemicals, Plastic and Rubber
Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($8,227 par due 11/2013)	8.25% (Libor + 4.25%/M)	5/22/2006	8,227	8,227	(3)(16)
		Senior secured loan ($6,639 par due 11/2013)	10.00% (Libor + 6.00%/M)	6/29/2011	6,639	6,639	(16)
		Senior secured loan ($610 par due 11/2013)	10.00% (Libor + 6.00%/M)	6/29/2011	610	610	(3)(16)
		Senior secured loan ($9,967 par due 11/2013)	10.25% (Base Rate + 3.50%/M)	6/29/2011	9,967	9,967	(16)
		Senior secured loan ($915 par due 11/2013)	10.25% (Base Rate + 3.50%/M)	6/29/2011	915	915	(3)(16)
		Senior secured loan ($3,631 par due 11/2013)	13.00% Cash, 3.00% PIK	5/22/2006	3,631	3,631
		Senior secured loan ($5,286 par due 11/2013)	13.00% Cash, 3.00% PIK	5/22/2006	5,286	5,286	(2)
					35,275	35,275

					35,275	35,275		1.03%
Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	Senior secured loan ($11,500 par due 10/2013)	4.74% (Libor + 4.50%/M)	10/11/2007	11,500	11,385	(3)(13)
					11,500	11,385		0.33%
Wholesale Distribution
BECO Holding Company, Inc.	Wholesale distributor of first response fire protection equipment and related parts	Common stock (25,000 shares)		7/30/2010	2,500	3,547
					2,500	3,547		0.10%
Aerospace and Defense
Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	97	97
		Common stock (1,885,195 shares)		1/17/2008	2,291	2,114
					2,388	2,211

					2,388	2,211		0.06%

					$5,182,508	$5,204,531		151.58%

(1)

Other than our investments listed in footnote 7 below, we do not “Control” any of our portfolio companies, as defined in the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, we would “Control” a portfolio company if we owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. All of our portfolio company investments, which as of March 31, 2012 represented 152% of the Company’s net assets or 93% of the Company’s total assets, are subject to legal restrictions on sales.

The investments not otherwise pledged as collateral for the Debt Securitization, the Revolving Funding Facility or the SMBC Funding Facility (each as defined in Note 5 to the consolidated financial statements) by the respective obligors thereunder are pledged as collateral by the Company and certain of its other subsidiaries for the Revolving Credit Facility (as defined in Note 5 to the consolidated financial statements) (except for a limited number of exceptions as provided in the credit agreement governing the Revolving Credit Facility).

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

(4)

These assets are owned by the Company’s wholly owned subsidiary Ares Capital JB Funding LLC (“ACJB”), are pledged as collateral for the SMBC Funding Facility and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than ACJB’s obligations under the SMBC Funding Facility (see Note 5 to the consolidated financial statements).

(5)	Investments without an interest rate are non-income producing.

(6)

As defined in the Investment Company Act, we are deemed to be an “Affiliated Person” of a portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the three months ended March 31, 2012 in which the issuer was an Affiliated company (but not a portfolio company that we “Control”) are as follows:

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
10th Street, LLC	$—	$—	$—	$795	$—	$—	$—	$—	$(18)
Apple & Eve, LLC and US Juice Partners, LLC	$—	$4,079	$—	$899	$—	$—	$11	$—	$(1,395)
Campus Management Corp. and Campus Management Acquisition Corp.	$—	$—	$—	$—	$—	$—	$—	$—	$1,464
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC	$—	$75	$—	$292	$—	$—	$—	$—	$470
The Dwyer Group	$—	$—	$—	$616	$—	$288	$—	$—	$2,126
ELC Acquisition Corp., ELC Holdings Corporation, and Excelligence Learning Corporation	$—	$—	$—	$—	$—	$—	$2	$—	$(941)
Firstlight Financial Corporation	$—	$—	$—	$178	$—	$—	$63	$—	$6,204
Insight Pharmaceuticals Corporation	$—	$—	$—	$845	$—	$—	$—	$—	$425
Investor Group Services, LLC	$—	$—	$—	$—	$—	$28	$4	$—	$67
Multi-Ad Services, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$210
Pillar Processing LLC and PHL Holding Co.	$—	$—	$—	$—	$—	$—	$—	$—	$(188)
Soteria Imaging Services, LLC	$—	$27	$—	$95	$—	$—	$—	$3	$29
VSS-Tranzact Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$167
UL Holding Co., LLC	$500	$61	$—	$872	$—	$—	$8	$—	$1,473

(7)

As defined in the Investment Company Act, we are deemed to be both an “Affiliated Person” and to “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the three months ended March 31, 2012 in which the issuer was both an Affiliated company and a portfolio company that we are deemed to Control are as follows:

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend Income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
AGILE Fund I, LLC	$—	$9	$—	$—	$—	$1	$—	$—	$(19)
Allied Capital REIT, Inc.	$—	$—	$375	$—	$—	$41	$—	$147	$(314)
AllBridge Financial, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$1,935
Aviation Properties Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
AWTP, LLC	$—	$—	$—	$310	$—	$—	$—	$—	$1,011
BenefitMall Holdings, Inc.	$—	$—	$—	$1,835	$—	$—	$125	$—	$106
Callidus Capital Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$243
Ciena Capital LLC	$—	$—	$—	$1,183	$—	$—	$—	$—	$2,958
Citipostal, Inc.	$—	$300	$—	$1,905	$—	$—	$92	$—	$411
Crescent Hotels & Resorts, LLC and affiliates	$—	$—	$—	$11	$—	$—	$—	$—	$—
EarthColor, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
HCI Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$6
HCP Acquisition Holdings, LLC	$671	$—	$—	$—	$—	$—	$—	$—	$(510)
Hot Light Brands, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$(61)
Huddle House Inc.	$—	$20,801	$—	$678	$—	$—	$187	$(1,693)	$1,701
Ivy Hill Asset Management, L.P.	$—	$—	$—	$—	$—	$4,762	$—	$—	$6,603
Ivy Hill Middle Market Credit Fund, Ltd.	$—	$—	$—	$1,266	$—	$—	$—	$—	$480
LVCG Holdings, LLC	$—	$—	$6,600	$—	$—	$—	$—	$(6,590)	$6,600
Making Memories Wholesale, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$158
MVL Group, Inc.	$—	$—	$—	$2,004	$—	$—	$—	$—	$(351)
Orion Foods, LLC	$4,000	$110	$—	$2,587	$—	$—	$203	$—	$(3,326)
Senior Secured Loan Fund LLC*	$65,989	$—	$—	$43,267	$9,783	$—	$4,140	$—	$535
Stag-Parkway, Inc.	$—	$—	$—	$1,079	$—	$173	$63	$—	$1,367
Startec Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
The Thymes, LLC	$—	$—	$—	$—	$—	$124	$—	$—	$537

*

Together with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together, “GE”), we co-invest through the Senior Secured Loan Fund LLC d/b/a the “Senior Secured Loan Program” (the “SSLP”). The SSLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP, consisting of representatives of an affiliate of the Company and an affiliate of GE; therefore, although the Company owns more than 25% of the voting securities of the SSLP, the Company does not believe that it has control over the SSLP (for purposes of the Investment Company Act or otherwise).

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

(10)

In the first quarter of 2011, the staff of the Securities and Exchange Commission (the “Staff”) informally communicated to certain business development companies the Staff’s belief that certain entities, which would be classified as an “investment company” under the Investment Company Act but for the exception from the definition of “investment company” set forth in Rule 3a-7 promulgated under the Investment Company Act, could not be treated as eligible portfolio companies (as defined in Section 2(a)(46) of the Investment Company Act). Subsequently, in August 2011 the Securities and Exchange Commission issued a concept release (the “Concept Release”) which states that “[a]s a general matter, the Commission presently does not believe that Rule 3a-7 issuers are the type of small, developing and financially troubled businesses in which Congress intended BDCs primarily to invest” and requested comment on whether or not a 3a-7 issuer should be considered an “eligible portfolio company”.  Ares Capital provided a comment letter in respect of the Concept Release and continues to believe that the language of Section 2(a)(46) of the Investment Company Act permits a business development company to treat as “eligible portfolio companies” entities that rely on the 3a-7 exception. However, given the current uncertainty in this area (including the language in the Concept Release), Ares Capital has, solely for purposes of calculating the composition of its portfolio pursuant to Section 55(a) of the Investment Company Act, identified these entities in our schedule of investments as “non-qualifying assets” should the Staff ultimately disagree with Ares Capital’s position.

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

(12)

In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 5.00% on $18 million aggregate principal amount outstanding of the portfolio company’s senior term debt previously syndicated by us.

(13)

In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.50% on $12 million aggregate principal amount outstanding of the portfolio company’s senior term debt previously syndicated by us.

(14)

In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 4.00% on $44 million aggregate principal amount outstanding of the portfolio company’s senior term debt previously syndicated by us.

(15)	Loan was on non-accrual status as of March 31, 2012.

(16)	Loan includes interest rate floor feature.

(17)

In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle us to receive a portion of the excess cash flow from the SSLP’s loan portfolio, which may result in a return to the Company greater than the contractual stated interest rate.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest (4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
AGILE Fund I, LLC (6)(8)	Investment partnership	Member interest (0.50% interest)		4/1/2010	$216	$132
CIC Flex, LP (8)	Investment partnership	Limited partnership units (0.94 unit)		9/7/2007	2,533	3,130
Covestia Capital Partners, LP (8)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	1,059	1,111
Dynamic India Fund IV, LLC (8)	Investment company	Member interest (5.44% interest)		4/1/2010	4,822	4,728
Firstlight Financial Corporation (5)(8)	Investment company	Senior subordinated loan ($71,542 par due 12/2016)	1.00% PIK	12/31/2006	71,269	67,947
		Class A common stock (10,000 shares)		12/31/2006	10,000	—
		Class B common stock (30,000 shares)		12/31/2006	30,000	—
					111,269	67,947

HCI Equity, LLC (6)(7)(8)	Investment company	Member interest (100.00% interest)		4/1/2010	808	730
Imperial Capital Private Opportunities, LP (8)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	6,643	5,120
Ivy Hill Middle Market Credit Fund, Ltd. (6)(7)(8)	Investment company	Class B deferrable interest notes ($40,000 par due 11/2018)	6.25% (Libor + 6.00%/Q)	11/20/2007	40,000	38,000
		Subordinated notes ($16 par due 11/2018)	15.00%	11/20/2007	15,515	16,000
					55,515	54,000

Kodiak Funding, LP (8)	Investment partnership	Limited partnership interest (1.52% interest)		4/1/2010	868	823
Novak Biddle Venture Partners III, L.P. (8)	Investment partnership	Limited partnership interest (2.47% interest)		4/1/2010	221	196
Partnership Capital Growth Fund I, L.P. (8)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	1,791	3,726
Partnership Capital Growth Fund III, L.P. (8)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	1,322	1,250
Senior Secured Loan Fund LLC (6)(9)(17)	Co-investment vehicle	Subordinated certificates ($1,044,977 par due 12/2020)	8.38% (Libor + 8.00%/Q)	10/30/2009	1,034,254	1,059,178
VSC Investors LLC (8)	Investment company	Membership interest (1.95% interest)		1/24/2008	1,139	997
					1,222,460	1,203,068		38.23%
Healthcare-Services
BenefitMall Holdings Inc. (6)	Employee benefits broker services company	Senior subordinated loan ($40,326 par due 6/2014)	18.00%	4/1/2010	40,326	40,326
		Common stock (39,274,290 shares)		4/1/2010	53,510	59,990
		Warrants		4/1/2010	—	—
					93,836	100,316

CCS Group Holdings, LLC	Correctional facility healthcare operator	Class A units (601,937 units)		8/19/2010	602	1,158
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings LLC (5)	Healthcare analysis services	Senior secured loan ($7,245 par due 3/2017)	7.75% (Libor + 6.50%/Q)	3/15/2011	7,245	6,883	(2)(16)
		Senior secured loan ($18 par due 3/2017)	8.75% (Base Rate + 5.50%/Q)	3/15/2011	18	17	(2)(16)
		Senior secured loan ($7,642 par due 3/2017)	7.75% (Libor + 6.50%/Q)	3/15/2011	7,642	7,260	(3)(16)
		Senior secured loan ($19 par due 3/2017)	8.75% (Base Rate + 5.50%/Q)	3/15/2011	19	18	(3)(16)
		Class A common stock (9,679 shares)		6/15/2007	4,000	8,745
		Class C common stock (1,546 shares)		6/15/2007	—	1,397
					18,924	24,320

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest (4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
INC Research, Inc.	Pharmaceutical and biotechnology consulting services	Common stock (1,410,000 shares)		9/27/2010	1,512	1,403
Magnacare Holdings, Inc., Magnacare Administrative Services, LLC, and Magnacare, LLC	Healthcare professional provider	Senior secured loan ($12,638 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/15/2010	12,638	12,638	(16)
		Senior secured loan ($44,393 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/15/2010	44,393	44,393	(2)(16)
		Senior secured loan ($8,257 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/15/2010	8,257	8,257	(3)(16)
					65,288	65,288

MW Dental Holding Corp.	Dental services	Senior secured revolving loan ($1,700 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	1,700	1,700	(16)
		Senior secured loan ($15,384 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	15,384	15,384	(16)
		Senior secured loan ($49,750 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	49,750	49,750	(2)(16)
		Senior secured loan ($2,686 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	2,686	2,686	(3)(16)
					69,520	69,520

Napa Management Services Corporation	Anesthesia management services provider	Senior secured loan ($10,892 par due 4/2016)	8.50% (Libor + 7.00%/Q)	4/15/2011	10,563	10,892	(16)
		Senior secured loan ($29,437 par due 4/2016)	8.50% (Libor + 7.00%/Q)	4/15/2011	29,437	29,437	(2)(16)
		Senior secured loan ($7,752 par due 4/2016)	8.50% (Libor + 7.00%/Q)	4/15/2011	7,752	7,752	(3)(16)
		Common units (5,000 units)		4/15/2011	5,000	5,513
					52,752	53,594

NS Merger Sub. Inc. and NS Holdings, Inc.	Healthcare technology provider	Senior subordinated loan ($579 par due 6/2017)	13.50%	6/21/2010	579	579
		Senior subordinated loan ($50,000 par due 6/2017)	13.50%	6/21/2010	50,000	50,000	(2)
		Common stock (2,500,000 shares)		6/21/2010	2,500	2,985
					53,079	53,564

OnCURE Medical Corp.	Radiation oncology care provider	Common stock (857,143 shares)		8/18/2006	3,000	3,073
Passport Health Communications, Inc., Passport Holding Corp. and Prism Holding Corp.	Healthcare technology provider	Series A preferred stock (1,594,457 shares)		7/30/2008	11,156	9,218
		Common stock (16,106 shares)		7/30/2008	100	—
					11,256	9,218

PG Mergersub, Inc. and PGA Holdings, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Senior secured loan ($9,108 par due 11/2015)	6.75% (Libor + 5.00%/Q)	11/3/2010	9,085	9,108	(3)(16)
		Senior subordinated loan ($4,000 par due 3/2016)	12.50%	3/12/2008	3,956	4,000
		Preferred stock (333 shares)		3/12/2008	125	15
		Common stock (16,667 shares)		3/12/2008	167	754
					13,333	13,877

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest (4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
PRA Holdings, Inc.	Drug testing services	Senior secured loan ($11,330 par due 12/2014)	4.56% (Libor + 4.00%/Q)	12/14/2007	11,034	11,103	(2)
		Senior secured loan ($12,000 par due 12/2014)	4.56% (Libor + 4.00%/Q)	12/14/2007	11,682	11,760	(3)
					22,716	22,863

RCHP, Inc.	Operator of general acute care hospitals	Junior secured loan ($15,000 par due 5/2019)	11.50% (Libor + 10.00%/Q)	11/4/2011	15,000	15,000	(16)
		Junior secured loan ($50,000 par due 5/2019)	11.50% (Libor + 10.00%/Q)	11/4/2011	50,000	50,000	(2)(16)
					65,000	65,000

Reed Group, Ltd.	Medical disability management services provider	Senior secured revolving loan ($1,650 par due 12/2013)		4/1/2010	1,497	1,402	(15)
		Senior secured loan ($10,755 par due 12/2013)		4/1/2010	9,129	9,142	(15)
		Senior secured loan ($20,777 par due 12/2013)		4/1/2010	15,918	2,431	(15)
		Equity interests		4/1/2010	203	—
					26,747	12,975

Soteria Imaging Services, LLC (5)	Outpatient medical imaging provider	Junior secured loan ($1,189 par due 11/2010)	14.50%	4/1/2010	1,057	808
		Junior secured loan ($1,699 par due 11/2010)	12.50%	4/1/2010	1,529	1,154
		Preferred member units (1,823,179 units)		4/1/2010	—	—
					2,586	1,962

Sunquest Information Systems, Inc.	Laboratory software solutions provider	Junior secured loan ($75,000 par due 6/2017)	9.75% (Libor + 8.50%/Q)	12/16/2010	75,000	74,250	(16)
		Junior secured loan ($50,000 par due 6/2017)	9.75% (Libor + 8.50%/Q)	12/16/2010	50,000	49,500	(2)(16)
					125,000	123,750

U.S. Renal Care, Inc.	Dialysis provider	Senior secured loan ($7,444 par due 12/2016)	5.50% (Libor + 4.00%/Q)	6/9/2011	7,407	7,295	(16)
		Senior subordinated loan ($50,569 par due 6/2018)	11.25% Cash, 2.00% PIK	5/24/2010	50,569	50,569	(2)
					57,976	57,864

Vantage Oncology, Inc.	Radiation oncology care provider	Common stock (62,157 shares)		2/3/2011	4,670	5,057
					687,797	684,802		21.76%
Education
American Academy Holdings, LLC	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	Senior secured revolving loan ($100 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	100	100	(16)
		Senior secured loan ($26,199 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	26,199	26,199	(16)
		Senior secured loan ($53,468 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	53,468	53,468	(2)(16)
					79,767	79,767

Campus Management Corp. and Campus Management Acquisition Corp. (5)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10,520	11,096
Community Education Centers, Inc.	Offender re-entry and in-prison treatment services provider	Senior secured loan ($17,857 par due 12/2014)	6.25% (Libor + 5.25%/Q)	12/10/2010	17,857	17,857	(16)

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest (4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Junior secured loan ($31,835 par due 12/2015)	15.40% (Libor + 11.00% Cash, 4.00% PIK /Q)	12/10/2010	31,835	31,835
		Junior secured loan ($9,582 par due 12/2015)	15.46% (Libor + 11.00% Cash, 4.00% PIK /Q)	12/10/2010	9,582	9,582
		Warrants to purchase up to 578,427 shares		12/10/2010	—	258
					59,274	59,532

eInstruction Corporation	Developer and manufacturer of educational software products	Junior secured loan ($17,000 par due 7/2014)	12.00% (Base Rate + 8.25%/M)	4/1/2010	15,396	12,410
		Senior subordinated loan ($27,281 par due 1/2015)		4/1/2010	24,151	1,467	(15)
		Common stock (2,406 shares)		4/1/2010	926	—
					40,473	13,877

ELC Acquisition Corp., ELC Holdings Corporation, and Excelligence Learning Corporation (5)	Developer, manufacturer and distributor of educational products	Preferred stock (99,492 shares)		8/1/2011	10,149	9,154
		Common stock (50,800 shares)		8/1/2011	51	—
					10,200	9,154

Infilaw Holding, LLC	Operator of for-profit law schools	Senior secured loan ($29,925 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	29,925	29,925	(2)(16)
		Series A preferred units (131,000 units)	10.75% (Base Rate + 7.50%/Q)	8/25/2011	131,000	131,000	(16)
					160,925	160,925

Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	Series B preferred stock (1,750,000 shares)		8/5/2010	5,000	6,153
		Series C preferred stock (2,512,586 shares)		6/7/2010	689	303
		Common stock (20 shares)		6/7/2010	—	—
					5,689	6,456

JTC Education Holdings, Inc.	Postsecondary school operator	Senior secured revolving loan ($2,225 par due 12/2014)	12.75% (Base Rate + 9.50%/Q)	12/31/2009	2,225	2,225	(16)
		Senior secured loan ($20,056 par due 12/2014)	12.50% (Libor + 9.50%/M)	12/31/2009	20,056	20,056	(16)
		Senior secured loan ($9,714 par due 12/2014)	12.50% (Libor + 9.50%/M)	12/31/2009	9,714	9,714	(3)(16)
					31,995	31,995

Lakeland Tours, LLC	Educational travel provider	Senior secured revolving loan ($3,750 par due 12/2016)	6.75% (Base Rate + 3.50%/Q)	10/4/2011	3,750	3,750	(16)
		Senior secured loan ($64,338 par due 12/2016)	10.00% (Libor + 8.50%/Q)	10/4/2011	64,136	64,338	(13)(16)
		Senior secured loan ($15,362 par due 12/2016)	6.00% (Libor + 4.50%/Q)	10/4/2011	15,314	15,362	(16)
		Senior secured loan ($40,362 par due 12/2016)	10.00% (Libor + 8.50%/Q)	10/4/2011	40,231	40,362	(2)(13) (16)
		Senior secured loan ($9,638 par due 12/2016)	6.00% (Libor + 4.50%/Q)	10/4/2011	9,606	9,638	(2)(16)
		Common stock (5,000 shares)		10/4/2011	5,000	5,000
					138,037	138,450

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest (4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
R3 Education, Inc. and EIC Acquisitions Corp. (7)	Medical school operator	Senior secured loan ($6,162 par due 4/2013)	9.00% (Libor + 6.00%/Q)	9/21/2007	6,162	11,508	(16)
		Senior secured loan ($4,819 par due 4/2013)	9.00% (Libor + 6.00%/Q)	9/21/2007	4,819	8,996	(3)(16)
		Senior secured loan ($6,509 par due 4/2013)	13.00% PIK	12/8/2009	4,030	12,149
		Preferred stock (8,800 shares)		7/30/2008	2,200	1,650
		Common membership interest (26.27% interest)		9/21/2007	15,800	23,207
		Warrants to purchase up to 27,890 shares		12/8/2009	—	—
					33,011	57,510

					569,891	568,762		18.07%
Restaurants and Food Services
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($2,010 par due 11/2013)	6.50% (Libor + 3.50%/Q)	11/27/2006	2,010	2,010	(16)
		Senior secured revolving loan ($258 par due 11/2013)	6.50% (Base Rate + 2.50%/Q)	11/27/2006	258	258	(16)
		Senior secured loan ($7,305 par due 11/2013)	6.50% (Libor + 3.50%/Q)	11/27/2006	7,305	7,305	(16)
		Senior secured loan ($64 par due 11/2013)	6.50% (Base Rate + 2.50%/Q)	11/27/2006	64	64	(16)
		Senior secured loan ($11,277 par due 11/2014)	12.50% (Libor + 9.50%/Q)	11/27/2006	11,280	11,277	(2)(16)
		Senior secured loan ($9,402 par due 11/2014)	12.50% (Libor + 9.50%/Q)	11/27/2006	9,402	9,402	(3)(16)
		Promissory note ($14,897,360 par due 11/2016)		6/1/2006	14,886	10,905
		Warrants to purchase up to 0.61 shares		6/1/2006	—	—
					45,205	41,221

Huddle House, Inc. (6)	Restaurant owner and operator	Senior subordinated loan ($20,924 par due 12/2015)	12.00% Cash, 3.00% PIK	4/1/2010	20,641	18,939
		Common stock (358,279 shares)		4/1/2010	—	—
					20,641	18,939

Orion Foods, LLC (fka Hot Stuff Foods, LLC) (6)	Convenience food service retailer	Senior secured revolving loan ($3,300 par due 9/2014)	10.75% (Base Rate + 7.50%/M)	4/1/2010	3,300	3,300	(16)
		Senior secured loan ($33,917 par due 9/2014)	10.00% (Libor + 8.50%/Q)	4/1/2010	33,917	33,917	(2)(16)
		Junior secured loan ($37,552 par due 9/2014)	14.00%	4/1/2010	26,111	30,483
		Preferred units (10,000 units)		10/28/2010	—	—
		Class A common units (25,001 units)		4/1/2010	—	—
		Class B common units (1,122,452 units)		4/1/2010	—	—
					63,328	67,700

OTG Management, Inc.	Airport restaurant operator	Senior secured revolving loan ($1,875 par due 8/2016)	8.50% (Libor + 7.00%/Q)	8/9/2011	1,875	1,875	(16)
		Senior secured revolving loan ($937 par due 8/2016)	9.25% (Base Rate + 6.00%/M)	8/9/2011	937	937	(16)

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest (4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior secured loan ($17,187 par due 8/2016)	8.50% (Libor + 7.00%/Q)	8/9/2011	17,187	17,187	(16)
		Junior secured loan ($29,285 par due 8/2016)	14.50% (Libor + 13.00%/M)	8/9/2011	29,285	29,285	(16)
		Common units (3,000,000 units)		1/5/2011	3,000	2,610
		Warrants to purchase up to 100,866 shares of common stock		6/19/2008	100	4,544
					52,384	56,438

PMI Holdings, Inc.	Restaurant owner and operator	Senior secured revolving loan ($2,500 par due 5/2015)	10.00% (Libor + 8.00%/M)	5/5/2010	2,500	2,500	(16)
		Senior secured revolving loan ($250 par due 5/2015)	10.25% (Base Rate + 7.00%/Q)	5/5/2010	250	250	(16)
		Senior secured loan ($9,008 par due 5/2015)	10.00% (Libor + 8.00%/M)	5/5/2010	9,008	9,008	(2)(16)
		Senior secured loan ($4 par due 5/2015)	10.25% (Base Rate + 7.00%/M)	5/5/2010	4	4	(2)(16)
		Senior secured loan ($9,008 par due 5/2015)	10.00% (Libor + 8.00%/M)	5/5/2010	9,008	9,008	(3)(16)
		Senior secured loan ($4 par due 5/2015)	10.25% (Base Rate + 7.00%/M)	5/5/2010	4	4	(3)(16)
					20,774	20,774

S.B. Restaurant Company	Restaurant owner and operator	Senior secured loan ($34,575 par due 7/2012)	13.00% (Libor + 9.00% Cash, 2.00% PIK /Q)	4/1/2010	31,283	34,575	(16)
		Preferred stock (46,690 shares)		4/1/2010	—	117
		Warrants to purchase up to 257,429 shares of common stock		4/1/2010	—	—
					31,283	34,692

Vistar Corporation and Wellspring Distribution Corp.	Food service distributor	Junior secured loan ($70,250 par due 5/2015)	11.00%	5/23/2008	68,885	70,250
		Junior secured loan ($30,000 par due 5/2015)	11.00%	5/23/2008	30,000	30,000	(2)
		Class A non-voting common stock (1,366,120 shares)		5/3/2008	7,500	6,211
					106,385	106,461

					340,000	346,225		11.00%
Business Services
Acentia (fka Interactive Technology Solutions, LLC)	IT services provider	Senior secured loan ($7,332 par due 6/2015)	8.75% (Base Rate + 5.50%/Q)	10/21/2010	7,332	7,332	(16)
		Senior secured loan ($8,214 par due 6/2015)	8.75% (Base Rate + 5.50%/Q)	10/21/2010	8,214	8,214	(3)(16)
					15,546	15,546

Aviation Properties Corporation (6)	Aviation services	Common stock (100 shares)		4/1/2010	—	—
CIBT Investment Holdings, LLC	Travel documents services	Class A shares (2,500 shares)		12/15/2011	2,500	2,500
CitiPostal Inc. (6)	Document storage and management services	Senior secured revolving loan ($3,200 par due 12/2013)	6.75% (Base Rate + 3.25%/Q)	4/1/2010	3,200	3,200	(16)

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest (4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior secured loan ($499 par due 12/2013)	8.50% Cash, 5.50% PIK	4/1/2010	499	499
		Senior secured loan ($51,161 par due 12/2013)	8.50% Cash, 5.50% PIK	4/1/2010	51,161	51,161	(2)
		Senior subordinated loan ($14,698 par due 12/2015)		4/1/2010	13,038	1,574	(15)
		Common stock (37,024 shares)		4/1/2010	—	—
					67,898	56,434

Cornerstone Records Management, LLC	Physical records storage and management service provider	Senior secured loan ($18,377 par due 8/2016)	8.50% (Libor + 7.00%/Q)	8/12/2011	18,377	18,193	(16)
Coverall North America, Inc. (6)	Commercial janitorial service provider	Subordinated notes ($9,386 par due 2/2016)	10.00% Cash, 2.00% PIK	2/22/2011	9,386	9,386
Diversified Collections Services, Inc.	Collections services	Senior secured loan ($34,000 par due 9/2012)	14.00% (Base Rate+ 10.75%/M)	6/25/2010	34,000	34,000	(2)(16)
		Senior secured loan ($5,263 par due 3/2012)	7.75% (Base Rate + 4.50%/M)	6/25/2010	5,263	5,263	(3)(16)
		Senior secured loan ($2,000 par due 9/2012)	14.00% (Base Rate + 10.75%/M)	6/25/2010	2,000	2,000	(3)(16)
		Preferred stock (14,927 shares)		5/18/2006	169	328
		Common stock (478,816 shares)		4/1/2010	1,478	3,274
		Common stock (114,004 shares)		2/5/2005	295	918
					43,205	45,783

HCP Acquisition Holdings, LLC (6)	Healthcare compliance advisory services	Class A units (11,092,585 units)		6/26/2008	11,093	4,923
Impact Innovations Group, LLC	IT consulting and outsourcing services	Member interest (50.00% interest)		4/1/2010	—	200
Investor Group Services, LLC (5)	Business consulting for private equity and corporate clients	Limited liability company membership interest (10.00% interest)		6/22/2006	—	859
Multi-Ad Services, Inc. (5)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	788	1,828
		Common units (1,725,280 units)		4/1/2010	—	—
					788	1,828

MVL Group, Inc. (6)	Marketing research provider	Senior secured loan ($22,772 par due 7/2012)	12.00%	4/1/2010	22,772	22,772
		Senior subordinated loan ($35,851 par due 7/2012)	12.00% Cash, 2.50% PIK	4/1/2010	35,283	33,844
		Junior subordinated loan ($144 par due 7/2012)	10.00%	4/1/2010	—	—
		Common stock (560,716 shares)		4/1/2010	—	—
					58,055	56,616

Pillar Processing LLC and PHL Holding Co. (5)	Mortgage services	Senior secured loan ($7,375 par due 5/2014)		7/31/2008	7,375	1,250	(15)
		Senior secured loan ($7,142 par due 11/2013)		11/20/2007	7,064	6,571	(15)
		Senior secured loan ($4,458 par due 11/2013)		11/20/2007	4,409	4,101	(3)(15)
		Common stock (85 shares)			3,768	—
					22,616	11,922

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest (4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Prommis Solutions, LLC, E-Default Services, LLC, Statewide Tax and Title Services, LLC & Statewide Publishing Services, LLC	Bankruptcy and foreclosure processing services	Senior subordinated loan ($44,926 par due 2/2014)		2/9/2007	43,819	5,273	(15)
		Preferred units (30,000 units)		4/11/2006	3,000	—
					46,819	5,273

Promo Works, LLC	Marketing services	Senior secured loan ($8,655 par due 12/2013)		4/1/2010	4,222	3,389	(15)
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	157
Summit Business Media Parent Holding Company LLC	Business media consulting services	Limited liability company membership interest (45.98% interest)		5/20/2011	—	566
Tradesmen International, Inc.	Construction labor support	Junior secured loan ($10,050 par due 5/2014)	13.00% Cash, 1.00% PIK	4/1/2010	7,872	10,050
		Warrants to purchase up to 771,036 shares		4/1/2010	—	5,002
					7,872	15,052

Tripwire, Inc.	IT security software provider	Senior secured loan ($30,000 par due 5/2018)	8.50% (Libor + 7.25%/Q)	5/23/2011	30,000	30,000	(16)
		Senior secured loan ($50,000 par due 5/2018)	8.50% (Libor + 7.25%/Q)	5/23/2011	50,000	50,000	(2)(16)
		Class B common stock (2,655,638 shares)		5/23/2011	30	38
		Class A common stock (2,970 shares)		5/23/2011	2,970	3,754
					83,000	83,792

Venturehouse-Cibernet Investors, LLC	Financial settlement services for intercarrier wireless roaming	Equity interest		4/1/2010	—	—
VSS-Tranzact Holdings, LLC (5)	Management consulting services	Series B preferred units (854 units)		11/7/2011	867	768
		Common membership interest (8.54% interest)		10/26/2007	10,204	200
		Warrants to purchase up to 4,206 units		11/7/2011	—	98
					11,071	1,066

					402,698	333,485		10.60%
Financial Services
AllBridge Financial, LLC (6)	Asset management services	Equity interests		4/1/2010	11,395	11,733
Callidus Capital Corporation (6)	Asset management services	Common stock (100 shares)		4/1/2010	3,000	776
Ciena Capital LLC (6)	Real estate and small business loan servicer	Senior secured revolving loan ($14,000 par due 12/2013)	6.00%	11/29/2010	14,000	14,000
		Senior secured loan ($32,000 par due 12/2015)	12.00%	11/29/2010	32,000	32,000
		Equity interests		11/29/2010	53,374	20,051
					99,374	66,051

Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($19,500 par due 6/2015)	15.00%	4/1/2010	19,500	19,500

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest (4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Cook Inlet Alternative Risk, LLC	Risk management services	Senior subordinated loan ($3,750 par due 9/2015)	9.00%	9/30/2011	3,750	3,550
Financial Pacific Company	Commercial finance leasing	Preferred stock (6,500 shares)	8.00% PIK	10/13/2010	6,500	7,822
		Common stock (650,000 shares)		10/13/2010	—	—
					6,500	7,822

Imperial Capital Group, LLC	Investment services	Class A common units (7,710 units)		5/10/2007	14,997	20,445
		2006 Class B common units (2,526 units)		5/10/2007	3	4
		2007 Class B common units (315 units)		5/10/2007	—	—
					15,000	20,449
Ivy Hill Asset Management, L.P. (6)(8)	Asset management services	Member interest (100.00% interest)		6/15/2009	112,876	194,597
					271,395	324,478		10.31%

Consumer Products- Non-durable
Augusta Sportswear, Inc.	Manufacturer of athletic apparel	Senior secured loan ($26 par due 7/2015)	9.50% (Base Rate + 6.25%/Q)	9/3/2010	26	26	(3)(16)
		Senior secured loan ($8,819 par due 7/2015)	8.50% (Libor + 7.50%/Q)	9/3/2010	8,819	8,819	(3)(16)
					8,845	8,845

Gilchrist & Soames, Inc.	Personal care manufacturer	Senior secured loan ($21,941 par due 10/2013)	13.44%	4/1/2010	21,435	21,941
Implus Footcare, LLC	Provider of footwear and other accessories	Preferred stock (455 shares)	6.00% PIK	10/31/2011	4,591	4,591
		Common stock (455 shares)		10/31/2011	455	455
					5,046	5,046

Insight Pharmaceuticals Corporation (5)	OTC drug products manufacturer	Junior secured loan ($25,000 par due 8/2017)	13.25% (Libor + 11.75%/Q)	8/26/2011	24,740	24,000	(2)(16)
		Class A common stock (155,000 shares)		8/26/2011	6,035	9,559
		Class B common stock (155,000 shares)		8/26/2011	6,035	9,559
					36,810	43,118

Making Memories Wholesale, Inc. (6)	Scrapbooking branded products manufacturer	Senior secured revolving loan ($2,250 par due 8/2014)		8/21/2009	2,229	963	(15)
		Senior secured loan ($9,625 par due 8/2014)		8/21/2009	7,193	—	(15)
		Senior secured loan ($5,973 par due 8/2014)		8/21/2009	3,874	—	(15)
		Common stock (100 shares)		8/21/2009	—	—
					13,296	963

Matrixx Initiatives, Inc. and Wonder Holdings Acquisition Corp.	Developer and marketer of over-the-counter healthcare products	Senior secured revolving loan ($10,000 par due 6/2016)	13.00% (Libor + 12.00%/M)	6/30/2011	10,000	9,700	(16)
		Senior secured loan ($41,437 par due 6/2016)	13.00% (Libor + 12.00%/Q)	6/30/2011	41,178	40,194	(2)(16)
		Warrants to purchase up to 1,654,678 shares of common stock		7/27/2011	—	—

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest (4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrants to purchase up to 1,489 shares of preferred stock		7/27/2011	—	1,504
					51,178	51,398

The Step2 Company, LLC	Toy manufacturer	Junior secured loan ($27,000 par due 4/2015)	10.00%	4/1/2010	25,764	27,000
		Junior secured loan ($31,178 par due 4/2015)	10.00% Cash, 5.00% PIK	4/1/2010	29,879	28,060
		Common units (1,116,879 units)		4/1/2010	24	25
		Warrants to purchase up to 3,157,895 units		4/1/2010	—	72
					55,667	55,157

The Thymes, LLC (6)	Cosmetic products manufacturer	Preferred units (6,283 units)	8.00% PIK	6/21/2007	6,111	6,420
		Common units (5,400 units)		6/21/2007	—	754
					6,111	7,174

Woodstream Corporation	Pet products manufacturer	Senior subordinated loan ($45,000 par due 2/2015)	12.00%	1/22/2010	40,444	44,100
		Common stock (4,254 shares)		1/22/2010	1,222	2,280
					41,666	46,380
					240,054	240,022		7.63%

Containers-Packaging
ICSH, Inc.	Industrial container manufacturer, reconditioner and servicer	Senior secured loan ($71,318 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	71,318	69,891	(16)
		Senior secured loan ($49,873 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	49,873	48,875	(2)(16)
					121,191	118,766

Microstar Logistics LLC	Keg management solutions provider	Junior secured loan ($60,000 par due 8/2016)	10.00% (Libor + 9.00%/Q)	8/5/2011	60,000	60,000	(16)
		Junior secured loan ($50,000 par due 8/2016)	10.00% (Libor + 9.00%/Q)	8/5/2011	50,000	50,000	(2)(16)
					110,000	110,000
					231,191	228,766		7.27%

Aerospace and Defense
AP Global Holdings, Inc.	Safety and security equipment manufacturer	Senior secured loan ($134,475 par due 7/2017)	7.25% (Libor + 5.75%/M)	7/22/2011	134,475	132,794	(14)(16)
		Senior secured loan ($49,875 par due 7/2017)	7.25% (Libor + 5.75%/M)	7/22/2011	49,875	49,252	(2)(16)
					184,350	182,046

Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	95	95
		Common stock (1,885,195 shares)		1/17/2008	2,291	1,920
					2,386	2,015
					186,736	184,061		5.85%

Manufacturing
Component Hardware Group, Inc.	Commercial equipment	Junior secured loan ($3,106 par due 12/2014)	7.00% Cash, 3.00% PIK	8/4/2010	3,106	3,106

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest (4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior subordinated loan ($10,596 par due 12/2014)	7.50% Cash, 5.00% PIK	4/1/2010	6,932	10,596
		Warrants to purchase up to 1,462,500 shares of common stock		8/4/2010	—	3,181
					10,038	16,883

HOPPY Holdings Corp.	Automotive and recreational vehicle aftermarket products	Senior secured loan ($13,988 par due 6/2016)	5.00% (Libor + 3.75%/M)	6/3/2011	13,988	13,289	(16)
MWI Holdings, Inc.	Highly engineered springs, fasteners, and other precision components	Senior secured loan ($29,914 par due 6/2017)	10.00% (Libor + 8.00%/Q)	6/15/2011	29,914	29,914	(16)
NetShape Technologies, Inc.	Metal precision engineered components manufacturer	Senior secured revolving loan ($91 par due 2/2013)	3.96% (Libor + 3.75%/M)	4/1/2010	44	69
		Senior secured revolving loan ($778 par due 2/2013)	4.33% (Libor + 3.75%/Q)	4/1/2010	374	587
					418	656

Protective Industries, Inc.	Plastic protection products	Senior secured loan ($14 par due 5/2017)	6.25% (Base Rate + 3.00%/M)	5/23/2011	14	14	(16)
		Senior secured loan ($5,589 par due 5/2017)	5.75% (Libor + 4.25%/M)	5/23/2011	5,589	5,421	(16)
		Senior subordinated loan ($720 par due 5/2018)	8.00% Cash, 7.25% PIK	5/23/2011	720	720
		Preferred stock (2,379,361 shares)		5/23/2011	2,307	3,101
					8,630	9,256

Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1,000	—
Sigma International Group, Inc. (7)	Water treatment parts	Junior secured loan ($4,048 par due 4/2014)	10.00% (Libor + 3.50% Cash, 5.00% PIK /A)	7/8/2011	4,048	3,036	(16)
WP CPP Holdings, LLC	Precision engineered castings	Senior secured loan ($20,822 par due 10/2017)	8.50% (Libor + 7.00%/M)	10/11/2011	20,720	20,406	(16)
		Senior secured loan ($50,000 par due 10/2017)	8.50% (Libor + 7.00%/M)	10/11/2011	49,745	49,000	(2)(16)
					70,465	69,406
					138,501	142,440		4.5 3%

Services-Other
The Dwyer Group (5)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($17,100 par due 12/2016)	14.50%	12/22/2010	17,100	17,100
		Series A preferred units (13,292,377 units)	8.00% PIK	12/22/2010	14,413	17,011
					31,513	34,111

Wash Multifamily Laundry Systems, LLC (fka Web Services Company, LLC)	Laundry service and equipment provider	Senior secured loan ($4,850 par due 8/2014)	7.00% (Base Rate + 3.75%/Q)	6/15/2009	4,723	4,850	(3)(16)
		Junior secured loan ($36,900 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	36,900	36,900	(16)
		Junior secured loan ($50,000 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	50,000	50,000	(2)(16)
		Junior secured loan ($3,100 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	3,100	3,100	(3)(16)
					94,723	94,850
					126,236	128,961		4.10%

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest (4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Telecommunications
American Broadband Communications, LLC, American Broadband Holding Company and Cameron Holdings of NC, Inc.	Broadband communication services	Senior secured loan ($8,754 par due 9/2013)	7.50% (Libor + 5.50%/Q)	9/1/2010	8,754	8,754	(3)(16)
		Senior subordinated loan ($10,529 par due 11/2014)	12.00% Cash, 2.00% PIK	11/7/2007	10,529	10,529
		Senior subordinated loan ($22,150 par due 11/2014)	12.00% Cash, 4.00% PIK	9/1/2010	22,150	22,150
		Senior subordinated loan ($33,429 par due 11/2014)	12.00% Cash, 2.00% PIK	2/8/2008	33,429	33,429	(2)
		Warrants to purchase up to 378 shares		11/7/2007	—	6,286
		Warrants to purchase up to 200 shares		9/1/2010	—	3,326
					74,862	84,474

Dialog Telecom LLC	Broadband communication services	Senior secured loan ($16,412 par due 12/2012)	12.08% (Libor + 7.50% Cash, 4.00% PIK /Q)	6/20/2011	16,412	16,412	(16)
Startec Equity, LLC (6)	Communication services	Member interest		4/1/2010	—	—
					91,274	100,886		3.21%

Grocery
Grocery Outlet Inc.	Value grocery retailer	Senior secured revolving loan ($3,100 par due 12/2017)	11.25% (Base Rate + 8.00%/Q)	12/15/2011	3,100	3,100	(16)
		Senior secured loan ($91,500 par due 12/2017)	10.50% (Libor + 9.00%/Q)	12/15/2011	91,500	91,500	(16)
					94,600	94,600
					94,600	94,600		3.01%

Retail
Direct Buy Holdings, Inc. and Direct Buy Investors, LP (5)	Membership based buying club franchisor and operator	Limited partnership interest (66,667 shares)		4/1/2010	2,594	—
		Limited partnership interest (83,333 shares)		11/30/2007	8,333	—
					10,927	—

Fulton Holdings Corp.	Airport restaurant operator	Senior secured loan ($40,000 par due 5/2016)	12.50%	5/28/2010	40,000	40,000	(2)(11)
		Common stock (19,672 shares)		5/28/2010	1,967	1,618
					41,967	41,618

Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Common stock (1,218,481 shares)		8/8/2006	4,909	12,556
Things Remembered Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($21,433 par due 3/2014)	9.00% (Base Rate + 7.00%/M)	9/28/2006	21,414	21,433	(16)
		Senior secured loan ($8,226 par due 3/2014)	9.00% (Base Rate + 7.00%/M)	9/28/2006	8,302	8,226	(3)(16)
		Class B Preferred stock (73 shares)		3/19/2009	—	2,056
		Preferred stock (80 shares)		9/28/2006	1,800	2,249
		Common stock (800 shares)		9/28/2006	200	2,172
		Warrants to purchase up to 859 shares of preferred stock		3/19/2009	—	2,324
					31,716	38,460
					89,519	92,634		2.94%

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest (4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Energy
La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Junior secured loan ($59,000 par due 8/2018)	10.25% (Libor + 8.75%/Q)	8/9/2011	57,775	56,050	(16)
USG Nevada LLC	Geothermal, renewable energy, developer for electrical power and direct uses	Junior secured loan ($7,500 par due 6/2012)	3.94% (Libor + 3.50%/Q)	11/9/2011	7,500	7,500
					65,275	63,550		2.02%

Automotive Services
Driven Holdings, LLC	Automotive aftermarket car care franchisor	Preferred stock (247,500 units)		12/16/2011	2,475	2,475
		Common stock (25,000 units)		12/16/2011	25	25
					2,500	2,500

Stag-Parkway, Inc. (6)	Automotive aftermarket components supplier	Senior secured loan ($34,500 par due 12/2014)	12.50% (Libor + 11.00%/Q)	9/30/2010	34,500	34,500	(16)
		Preferred stock (4,200 shares)	16.50% PIK	9/30/2010	2,368	4,200
		Common stock (10,200 shares)		9/30/2010	—	14,807
					36,868	53,507
					39,368	56,007		1.78%

Commercial Real Estate Finance
10th Street, LLC (5)	Real estate holding company	Senior subordinated loan ($24,213 par due 11/2014)	8.93% Cash, 4.07% PIK	4/1/2010	24,213	24,213
		Member interest (10.00% interest)		4/1/2010	594	529
		Option (25,000 units)		4/1/2010	25	25
					24,832	24,767

Allied Capital REIT, Inc. (6)	Real estate investment trust	Real estate equity interests		4/1/2010	50	50
		Real estate equity interests		4/1/2010	325	639
					375	689

American Commercial Coatings, Inc.	Real estate property	Commercial mortgage loan ($2,000 par due 12/2025)		4/1/2010	1,611	1,967	(15)
Aquila Binks Forest Development, LLC	Real estate developer	Commercial mortgage loan ($13,477 par due 12/2014)		4/1/2010	11,900	4,013	(15)
		Real estate equity interests		4/1/2010	—	—
					11,900	4,013

Cleveland East Equity, LLC	Hotel operator	Real estate equity interests		4/1/2010	1,026	2,507
Commons R-3, LLC	Real estate developer	Real estate equity interests		4/1/2010	—	—
Crescent Hotels & Resorts, LLC and affiliates (6)	Hotel operator	Senior secured loan ($433 par due 6/2010)	10.00%	4/1/2010	433	444
		Senior subordinated loan ($9,071 par due 1/2012)		4/1/2010	1,475	138	(15)
		Senior subordinated loan ($9,399 par due 6/2017)		4/1/2010	2,410	241	(15)
		Senior subordinated loan ($10,967 par due 9/2012)		4/1/2010	2,051	202	(15)
		Senior subordinated loan ($261 par due 3/2013)		4/1/2010	263	9	(15)
		Senior subordinated loan ($2,236 par due 9/2011)		4/1/2010	—	—	(15)
		Preferred equity interest		4/1/2010	—	39
		Common equity interest		4/1/2010	35	—
					6,667	1,073

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest (4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Hot Light Brands, Inc. (6)	Real estate holding company	Senior secured loan ($35,239 par due 2/2011)		4/1/2010	3,945	3,692	(15)
		Common stock (93,500 shares)		4/1/2010	—	—
					3,945	3,692

NPH, Inc.	Hotel property	Real estate equity interests		4/1/2010	5,291	7,959
					55,647	46,667		1.48%

Food and Beverage
Apple & Eve, LLC and US Juice Partners, LLC (5)	Juice manufacturer	Senior secured revolving loan ($2,000 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	2,000	2,000	(16)
		Senior secured revolving loan ($2,500 par due 10/2013)	12.00% (Base Rate + 8.00%/Q)	10/5/2007	2,500	2,500	(16)
		Senior secured loan ($13,325 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	13,325	13,325	(16)
		Senior secured loan ($14,019 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	14,019	14,019	(3)(16)
		Senior units (50,000 units)		10/5/2007	5,000	3,326
					36,844	35,170

Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated loan ($7,615 par due 2/2013)	16.00% PIK	2/6/2008	7,615	7,615
		Preferred stock (6,258 shares)		9/1/2006	2,500	1,519
					10,115	9,134

Distant Lands Trading Co.	Coffee manufacturer	Class A common stock (1,294 shares)		4/1/2010	980	568
		Class A-1 common stock (2,157 shares)		4/1/2010	—	—
					980	568
					47,939	44,872		1.43%

Consumer Products- Durable
Bushnell Inc.	Sports optics manufacturer	Junior secured loan ($41,325 par due 2/2014)	7.08% (Libor + 6.50%/Q)	4/1/2010	33,467	37,192
					33,467	37,192		1.18%

Transportation
PODS Funding Corp.	Storage and warehousing	Junior subordinated loan ($37,020 par due 5/2017)	10.50% Cash, 5.00% PIK	11/29/2011	37,020	37,020
United Road Towing, Inc.	Towing company	Warrants to purchase up to 607 shares		4/1/2010	—	—
					37,020	37,020		1.18%

Environmental Services
AWTP, LLC (6)	Water treatment services	Junior secured loan ($4,109 par due 6/2015)	5.00% Cash, 5.00% PIK	4/18/2011	4,109	4,109
		Junior secured loan ($896 par due 6/2015)	15.00% PIK	4/18/2011	896	623
		Junior secured loan ($4,518 par due 6/2015)	15.00% PIK	4/18/2011	4,518	3,142	(3)
		Membership interests (90% interest)		4/18/2011	—	—
					9,523	7,874

RE Community Holdings II, Inc.and Pegasus Community Energy, LLC.	Operator of municipal recycling facilities	Preferred stock (1,000 shares)	12.50% PIK	3/1/2011	8,311	8,283
Waste Pro USA, Inc	Waste management services	Preferred Class A common equity (611,615 shares)		11/9/2006	12,263	20,540
					30,097	36,697		1.17%

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest (4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Oil and Gas
Geotrace Technologies, Inc.	Reservoir processing, development	Warrants to purchase up to 69,978 shares of common stock		4/1/2010	88	—
		Warrants to purchase up to 210,453 shares of preferred stock		4/1/2010	2,805	172
					2,893	172

UL Holding Co., LLC	Petroleum product manufacturer	Junior secured loan ($2,098 par due 12/2012)	9.31% (Libor + 8.88%/Q)	12/24/2007	2,098	2,098
		Junior secured loan ($4,073 par due 12/2012)	14.00%	12/24/2007	4,073	4,073
		Junior secured loan ($2,000 par due 12/2012)	9.45% (Libor + 8.88%/Q)	6/17/2011	2,000	2,000
		Junior secured loan ($5,000 par due 12/2012)	15.00%	8/13/2010	5,000	5,000
		Junior secured loan ($2,926 par due 12/2012)	14.00%	12/24/2007	2,926	2,926	(2)
		Junior secured loan ($835 par due 12/2012)	9.31% (Libor + 8.88%/Q)	12/24/2007	835	835	(3)
		Junior secured loan ($1,801 par due 12/2012)	14.00%	12/24/2007	1,801	1,801	(3)
		Junior secured loan ($10,728 par due 12/2012)	9.32% (Libor + 8.88%/Q)	12/24/2007	10,728	10,728	(3)
		Class A common units (8,982 units)		6/17/2011	90	46
		Class B-4 common units (50,000 units)		4/25/2008	500	255
		Class B-5 common units (499,000 units)		6/17/2011	4,990	2,541
		Class C common units (549,491 units)		4/25/2008	—	2,798
					35,041	35,101
					37,934	35,273		1.12%

Chemicals, Plastic and Rubber
Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($3,603 par due 11/2013)	13.00% Cash, 3.00% PIK	5/22/2006	3,603	3,603
		Senior secured loan ($9,967 par due 11/2013)	10.25% (Base Rate + 3.50%/M)	6/29/2011	9,967	9,967	(16)
		Senior secured loan ($6,639 par due 11/2013)	10.00% (Libor + 6.00%/M)	6/29/2011	6,639	6,639	(16)
		Senior secured loan ($5,246 par due 11/2013)	13.00% Cash, 3.00% PIK	5/22/2006	5,246	5,246	(2)
		Senior secured loan ($8,227 par due 11/2013)	8.25% (Libor + 4.25%/M)	5/22/2006	8,227	8,227	(3)(16)
		Senior secured loan ($915 par due 11/2013)	10.25% (Base Rate + 3.50%/M)	6/29/2011	915	915	(3)(16)
		Senior secured loan ($610 par due 11/2013)	10.00% (Libor + 6.00%/M)	6/29/2011	610	610	(3)(16)
					35,207	35,207
					35,207	35,207		1.12%

Printing, Publishing and Media
EarthColor, Inc. (6)	Printing management services	Common stock (89,435 shares)		4/1/2010	—	—
LVCG Holdings LLC (6)	Commercial printer	Membership interests (56.53% interest)		10/12/2007	6,600	—

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest (4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
National Print Group, Inc.	Printing management services	Senior secured revolving loan ($1,141 par due 10/2013)	9.00% (Libor + 6.00%/M)	3/2/2006	1,141	1,027	(16)
		Senior secured revolving loan ($1,031 par due 10/2013)	9.00% (Base Rate + 5.00%/M)	3/2/2006	1,031	928	(16)
		Senior secured loan ($20 par due 10/2013)	10.00% (Libor + 6.00% Cash, 1.00% PIK/Q)	3/2/2006	20	18	(16)
		Senior secured loan ($7,520 par due 10/2013)	10.00% (Libor + 6.00% Cash, 1.00% PIK/Q)	3/2/2006	7,217	6,919	(3)(16)
		Senior secured loan ($181 par due 10/2013)	10.00% (Base Rate + 5.00% Cash, 1.00% PIK/M)	3/2/2006	174	166	(3)(16)
		Preferred stock (9,344 shares)		3/2/2006	2,000	—
					11,583	9,058

The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (21,711 shares)		9/29/2006	2,171	5,339
		Common stock (15,393 shares)		9/29/2006	3	13
					2,174	5,352
					20,357	14,410		0.46%

Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	Senior secured loan ($11,500 par due 10/2013)	4.80% (Libor + 4.50%/M)	10/11/2007	11,500	11,270	(3)(12)
					11,500	11,270		0.36%

Wholesale Distribution
BECO Holding Company, Inc.	Wholesale distributor of first response fire protection equipment and related parts	Common stock (25,000 shares)		7/30/2010	2,500	3,151
					2,500	3,151		0.10%
					$5,108,663	$5,094,506		161.87%

(1)

Other than our investments listed in footnote 6 below, we do not “Control” any of our portfolio companies, as defined in the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, we would “Control” a portfolio company if we owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. All of our portfolio company investments, which as of December 31, 2011 represented 162% of the Company’s net assets or 95% of the Company’s total assets, are subject to legal restrictions on sales.

The investments not otherwise pledged as collateral for the Debt Securitization the Revolving Funding Facility (each as defined in Note 5 to the consolidated financial statements) by the respective obligors thereunder are pledged as collateral by the Company and certain of its other subsidiaries for the Revolving Credit Facility (as defined in Note 5 to the consolidated financial statements) (except for a limited number of exceptions as provided in the credit agreement governing the Revolving Credit Facility).

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

(3)	Pledged as collateral for the Debt Securitization.

(4)	Investments without an interest rate are non-income producing.

(5)

As defined in the Investment Company Act, we are deemed to be an “Affiliated Person” of a portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2011 in which the issuer was an Affiliated company (but not a portfolio company that we “Control”) are as follows:

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

(6)

As defined in the Investment Company Act, we are deemed to be both an “Affiliated Person” and to “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the year ended December 31, 2011 in which the issuer was both an Affiliated company and a portfolio company that we  are deemed to Control are as follows:

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

(7)

Non-U.S. company or principal place of business outside the U.S. and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

(8)

Excepted from the definition of investment company under Section 3(c) of the Investment Company Act and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

(9)

In the first quarter of 2011, the staff of the Securities and Exchange Commission (the “Staff”) informally communicated to certain business development companies the Staff’s belief that certain entities, which would be classified as an “investment company” under the Investment Company Act but for the exception from the definition of “investment company” set forth in Rule 3a-7 promulgated under the Investment Company Act, could not be treated as eligible portfolio companies (as defined in Section 2(a)(46) of the Investment Company Act). Subsequently, in August 2011 the Securities and Exchange Commission issued a concept release (the “Concept Release”) which states that “[a]s a general matter, the Commission presently does not believe that Rule 3a-7 issuers are the type of small, developing and financially troubled businesses in which Congress intended BDCs primarily to invest” and requested comment on whether or not a 3a-7 issuer should be considered an “eligible portfolio company”.  Ares Capital provided a comment letter in respect of the Concept Release and continues to believe that the language of Section 2(a)(46) of the Investment Company Act permits a business development company to treat as “eligible portfolio companies” entities that rely on the 3a-7 exception. However, given the current uncertainty in this area (including the language in the Concept Release), Ares Capital has, solely for purposes of calculating the composition of its portfolio pursuant to Section 55(a) of the Investment Company Act, identified these entities in our schedule of investments as “non-qualifying assets” should the Staff ultimately disagree with Ares Capital’s position.

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

(11)

In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 5.00% on $18 million aggregate principal amount outstanding of the portfolio company’s senior term debt previously syndicated by us.

(12)

In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.50% on $12 million aggregate principal amount outstanding of the portfolio company’s senior term debt previously syndicated by us.

(13)

In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 4.00% on $45 million aggregate principal amount outstanding of the portfolio company’s senior term debt previously syndicated by us.

(14)

In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 1.25% on $74 million aggregate principal amount outstanding of the portfolio company’s senior term debt previously syndicated by us.

(15)	Loan was on non-accrual status as of December 31, 2011.

(16)	Loan includes interest rate floor feature.

(17)

In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle us to receive a portion of the excess cash flow from the SSLP’s loan portfolio, which may result in a return to the Company greater than the contractual stated interest rate.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2012

(in thousands, except per share data)

(unaudited)

	Common Stock		Capital in Excess of	Accumulated Overdistributed Net Investment	Accumulated Net Realized Loss on Investments, Foreign Currency Transactions, Extinguishment of Debt, Other Assets and	Net Unrealized Gain (Loss) on	Total Stockholders’
	Shares	Amount	Par Value	Income	Acquisitions	Investments	Equity
Balance at December 31, 2011	205,130	$205	$3,390,354	$(10,449)	$(218,688)	$(14,157)	$3,147,265
Issuance of common stock from add-on offerings (net of underwriting and offering costs)	16,422	16	252,399	—	—	—	252,415
Shares issued in connection with dividend reinvestment plan	323	1	5,281	—	—	—	5,282
Issuance of the 2017 Convertible Notes (see Note 5)	—	—	4,726	—	—	—	4,726
Net increase in stockholders’ equity resulting from operations	—	—	—	77,038	(7,671)	36,180	105,547
Dividends declared ($0.37 per share)	—	—	—	(81,974)	—	—	(81,974)
Balance at March 31, 2012	221,875	$222	$3,652,760	$(15,385)	$(226,359)	$22,023	$3,433,261

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	For the three months ended
	March 31, 2012	March 31, 2011
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$105,547	$123,766
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Realized loss from extinguishment of debt	—	8,860
Net realized (gains) losses on investments	7,671	(62,569)
Net unrealized gains on investments	(36,180)	(22,234)
Net accretion of discount on securities	(3,954)	(3,999)
Increase in accrued payment-in-kind interest and dividends	(7,115)	(11,038)
Collections of payment-in-kind interest and dividends	401	14,273
Amortization of debt issuance costs	3,454	2,806
Accretion of discount on notes payable	2,570	3,555
Depreciation	200	304
Proceeds from sales and repayments of investments	311,620	579,774
Purchase of investments	(382,571)	(490,032)
Changes in operating assets and liabilities:
Interest receivable	(1,850)	71
Other assets	3,600	(4,939)
Management and incentive fees payable	2,833	10,882
Accounts payable and accrued expenses	(8,369)	(2,403)
Interest and facility fees payable	(3,736)	(4,230)
Net cash provided by (used in) operating activities	(5,879)	142,847
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	252,415	—
Borrowings on debt	618,901	976,958
Repayments and repurchases of debt	(671,482)	(885,051)
Debt issuance costs	(16,064)	(23,195)
Dividends paid	(82,261)	(66,078)
Net cash provided by financing activities	101,509	2,634
CHANGE IN CASH AND CASH EQUIVALENTS	95,630	145,481
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	120,782	100,752
CASH AND CASH EQUIVALENTS, END OF PERIOD	$216,412	$246,233
Supplemental Information:
Interest paid during the period	$29,549	$24,077
Taxes, including excise tax, paid during the period	$7,768	$7,395
Dividends declared during the period	$81,974	$71,547

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2012

(in thousands, except per share data, percentages and as otherwise indicated;

for example, with the words “million,” “billion” or otherwise)

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

On April 1, 2010, we consummated our acquisition of Allied Capital Corporation (“Allied Capital”), in an all stock merger where each existing share of common stock of Allied Capital was exchanged for 0.325 shares of our common stock (the “Allied Acquisition”). The Allied Acquisition was valued at approximately $908 million as of April 1, 2010. In connection therewith, we issued approximately 58.5 million shares of our common stock to Allied Capital’s then-existing stockholders.

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

Interim financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2012.

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

As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our valuation.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

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

•                  Our board of directors discusses valuations and ultimately determines the fair value of each investment in our portfolio without a readily available market quotation in good faith based on, among other things, the input of our investment adviser, audit committee and, where applicable, independent third-party valuation firms.

See Note 7 for more information on our valuation process.

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

Certain of our wholly owned subsidiaries are also subject to U.S. federal and state income taxes.

Dividends to Common Stockholders

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by our board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed, although we may decide to retain such capital gains for investment.

We have adopted a dividend reinvestment plan that provides for reinvestment of any distributions we declare in cash on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividend. We intend to use primarily newly issued shares to implement the dividend reinvestment plan (so long as we are trading at a premium to net asset value). If our shares are trading at a significant enough discount to net asset value and we are otherwise permitted under applicable law to purchase such shares, we intend to purchase shares in the open market in connection with our obligations under our dividend reinvestment plan. However, we reserve the right to issue new shares of our common stock in connection with our obligations under the dividend reinvestment plan even if our shares are trading below net asset value.

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

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 was issued concurrently with International Financial Reporting Standards No.13 (“IFRS 13”), Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements as is currently required under ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820). The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or GAAP. For GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. ASU 2011-04 eliminates the concepts of in-use and in-exchange when measuring fair value of all financial instruments. For Level 3 fair value measurements, the ASU requires that our disclosure include quantitative information about significant unobservable inputs, a qualitative discussion about the sensitivity of the fair value measurement to changes in the unobservable inputs and the interrelationship between inputs, and a description of our valuation process. Public companies are required to apply ASU 2011-04 prospectively for interim and annual periods beginning after December 15, 2011. The Company has evaluated the impact of the adoption of ASU 2011-04 on its financial statements and disclosures and determined the adoption of ASU 2011-04 has had no material effect on the Company’s financial condition and results of operations. See Note 7 for the disclosure required by ASU 2011-04.

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

The second part of the incentive fee (the “Capital Gains Fee”), is determined and payable in arrears as of the end of each calendar year (or, upon termination of the investment advisory and management agreement, as of the termination date) and is calculated at the end of each applicable year by subtracting (a) the sum of our cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (b) our cumulative aggregate realized capital gains, in each case calculated from October 8, 2004 (the date we completed our initial public offering). Realized capital gains and losses include gains and losses on investments and foreign currencies, as well as gains and losses on extinguishment of debt and other assets. If such amount is positive at the end of such year, then the Capital Gains Fee for such year is equal to 20% of such amount, less the aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee for such year.

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

The Capital Gains Fee due to our investment adviser as calculated under the investment advisory and management agreement (as described above) for the three months ended March 31, 2012 was $0. However, in accordance with GAAP, for the three months ended March 31, 2012, the Company recorded a capital gains incentive fee of $5,701, bringing the total GAAP accrual related to the capital gains incentive fee to $54,658 as of March 31, 2012. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the Capital Gains Fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual Capital Gains Fees paid or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For the three months ended March 31, 2012, base management fees were $19,986, incentive management fees related to pre-incentive fee net investment income were $20,685 and incentive management fees related to capital gains were $5,701.

As of March 31, 2012, $95,329 was included in “management and incentive fees payable” in the accompanying consolidated balance sheet, of which $40,671 is currently payable to the Company’s investment adviser under the investment advisory and management agreement.

For the three months ended March 31, 2011, base management fees were $16,730, incentive management fees related to pre-incentive fee net investment income were $15,826 and incentive management fees related to capital gains were $15,115.

Administration Agreement

We are party to an administration agreement, referred to herein as the “administration agreement”, with our administrator, Ares Operations. Pursuant to the administration agreement, Ares Operations furnishes us with office equipment and clerical, bookkeeping and record keeping services at our office facilities. Under the administration agreement, Ares Operations also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology, and investor relations, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Operations assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under our administration agreement are equal to an amount based upon our allocable portion of Ares Operations’ overhead and other expenses (including travel expenses) incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the compensation of certain of our officers (including our chief compliance officer, chief financial officer, general counsel, treasurer and assistant treasurer) and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

For the three months ended March 31, 2012 and 2011, we incurred $2,320 and $2,425, respectively, in administrative fees. As of March 31, 2012, $2,320 of these fees were unpaid and included in “accounts payable and accrued expenses” in the accompanying consolidated balance sheet.

4.                                      INVESTMENTS

As of March 31, 2012 and December 31, 2011, investments consisted of the following:

	March 31, 2012		December 31, 2011
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
Senior term debt	$2,722,467	$2,700,735	$2,691,018	$2,671,114
Subordinated Certificates of the SSLP(2)	1,100,243	1,125,702	1,034,254	1,059,178
Senior subordinated debt	574,674	499,482	592,618	515,014
Collateralized loan obligations	55,515	54,480	55,515	54,000
Preferred equity securities	250,568	256,619	251,192	251,064
Other equity securities	459,400	550,770	463,861	527,002
Commercial real estate	19,641	16,743	20,205	17,134
Total	$5,182,508	$5,204,531	$5,108,663	$5,094,506

(1)                                The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt investments using the effective interest method.

(2)                                The proceeds from these certificates were applied to co-investments with GE Global Sponsor Finance LLC and General Electric Capital Corporation to fund “stretch senior” and “unitranche” loans to 33 and 32 different borrowers as of March 31, 2012 and December 31, 2011, respectively.

The industrial and geographic compositions of our portfolio at fair value at March 31, 2012 and December 31, 2011 were as follows:

	As of
	March 31, 2012	December 31, 2011
Industry
Investment Funds and Vehicles(1)	24.5%	23.6%
Healthcare Services	14.6	13.4
Education	10.5	11.2
Restaurant and Food Services	8.2	6.8
Financial Services	6.5	6.4
Business Services	5.3	6.6
Consumer Products	5.3	5.4
Containers and Packaging	4.4	4.5
Other Services	3.7	2.5
Manufacturing	3.4	2.8
Telecommunications	1.9	2.0
Retail	1.9	1.8
Grocery	1.8	1.9
Energy	1.2	1.3
Automotive Services	1.1	1.1
Other	5.7	8.7
Total	100.0%	100.0%

(1)          Includes our investment in the SSLP (as defined below), which had issued loans to 33 and 32 different borrowers as of March 31, 2012 and December 31, 2011, respectively. The portfolio companies in the SSLP are in industries similar to the companies in our portfolio.

	As of
	March 31, 2012	December 31, 2011
Geographic Region
West	49.1%	48.4%
Southeast	17.5	21.2
Midwest	14.8	14.5
Mid-Atlantic	14.3	12.8
International	2.6	1.4
Northeast	1.7	1.7
Total	100.0%	100.0%

As of March 31, 2012, 3.6% of total investments at amortized cost (or 1.0% of total investments at fair value), were on non-accrual status. As of December 31, 2011, 3.3% of total investments at amortized cost (or 0.9% of total investments at fair value), were on non-accrual status.

SSLP

The Company has an investment in the subordinated certificates (the “SSLP Certificates”) issued by the Senior Secured Loan Fund LLC, which operates using the name “Senior Secured Loan Program” (the “SSLP”), an unconsolidated vehicle. The Company, through the SSLP, co-invests in “stretch senior” and “unitranche” loans (loans that combine both senior and subordinated debt, generally in a first lien position) of middle market companies with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together, “GE”). The SSLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP, consisting of representatives of an affiliate of the Company and an affiliate of GE (approval from a representative of each is required to approve transactions).

As of March 31, 2012 and December 31, 2011, the SSLP had available capital of approximately $7.7 billion, of which approximately $5.4 billion and $5.0 billion in aggregate principal amount was funded at March 31, 2012 and December 31, 2011, respectively.  As of March 31, 2012 and December 31, 2011, the Company had agreed to make available to the SSLP $1,487,500, of which $376,534 and $442,523 was unfunded, respectively.  It is within our discretion to make these additional amounts available to the SSLP.

As of March 31, 2012 and December 31, 2011, the SSLP had total assets of $5.3 billion and $5.0 billion, respectively.  GE’s investment in the SSLP consisted of senior notes of $4.2 billion and $3.8 billion and subordinated certificates of $159 million and $149 million at March 31, 2012 and December 31, 2011, respectively.  The subordinated certificates are junior to the senior notes invested by GE and the Company owned 87.5% of the outstanding certificates as of March 31, 2012 and December 31, 2011.  The SSLP’s portfolio consisted of senior and unitranche loans to 33 and 32 different issuers as of March 31, 2012 and December 31, 2011, respectively.  As of March 31, 2012 and December 31, 2011, the portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies and none of these loans were on non-accrual status.  As of March 31, 2012 and December 31, 2011, the largest loan to a single issuer in the SSLP’s portfolio in aggregate principal amount was $300.0 million, and loans to the top five issuers totaled $1.4 billion.  The portfolio companies in the SSLP are in industries similar to the companies in the Company’s portfolio.

The amortized cost and fair value of the SSLP Certificates held by the Company was $1,100,243 and $1,125,702, respectively, as of March 31, 2012, and $1,034,254 and $1,059,178, respectively, as of December 31, 2011.  The SSLP Certificates pay a weighted average coupon of approximately LIBOR plus 8.0% and also entitle the Company to receive a portion of the excess cash flow from the loan portfolio, which may result in a return greater than the contractual coupon.  The Company’s yield on its investment in the SSLP at fair value was 15.6% and 15.7% as of March 31, 2012 and December 31, 2011, respectively.  For the three months ended March 31, 2012 and 2011, the Company earned interest income of $43,267 and $23,321, respectively, in respect of its SSLP investment.  The Company is also entitled to certain other fees in connection with the SSLP.

Effective March 30, 2012, Ares Capital Management assumed from the Company the role of co-manager of the SSLP; however, the Company retained its representation on the investment committee of the SSLP.  This change did not impact the economics to the Company of its participation in the SSLP.

5.                                      BORROWINGS

                                                In accordance with the Investment Company Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of March 31, 2012 our asset coverage for borrowed amounts was 270%.

The Company’s outstanding debt as of March 31, 2012 and December 31, 2011 was as follows:

	As of
	March 31, 2012					December 31, 2011
	Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount	Carrying Value		Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount	Carrying Value
Revolving Credit Facility	$810,000	(2)	$—	$—		$810,000	(2)	$395,000	$395,000
Revolving Funding Facility	500,000		485,000	485,000		500,000		463,000	463,000
SMBC Funding Facility	200,000		31,800	31,800		—		—	—
Debt Securitization	60,049		60,049	60,049		77,531		77,531	77,531
February 2016 Convertible Notes	575,000		575,000	542,944	(4)	575,000		575,000	541,152	(4)
June 2016 Convertible Notes	230,000		230,000	216,621	(4)	230,000		230,000	215,931	(4)
2017 Convertible Notes	162,500		162,500	157,663	(4)	—		—	—
2022 Notes	143,750		143,750	143,750		—		—	—
2040 Notes	200,000		200,000	200,000		200,000		200,000	200,000
2047 Notes	230,000		230,000	181,039	(3)	230,000		230,000	180,988	(3)
	$3,111,299		$2,118,099	$2,018,866		$2,622,531		$2,170,531	$2,073,602

(1) Subject to borrowing base and leverage restrictions. Represents the total aggregate amount available or outstanding, as applicable, under such instrument.

(2) Includes an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the facility to a maximum of $1,050,000.

(3) Represents the aggregate principal amount outstanding less the unaccreted purchased discount. The total unaccreted discount was $48,961 and $49,012 as of March 31, 2012 and December 31, 2011, respectively.

(4) Represents the aggregate principal amount outstanding of the Convertible Notes (as defined below) less the unaccreted discount initially recorded upon issuance of the Convertible Notes. The total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes and the 2017 Convertible Notes was $32,056, $13,379 and $4,837, respectively, at March 31, 2012.

                                                The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all our principal debt outstanding as of March 31, 2012 were 5.1% and 10.5 years, respectively, and as of December 31, 2011 were 4.8% and 9.3 years, respectively.

                                                Revolving Credit Facility

                                                In December 2005, the Company entered into a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), which as of March 31, 2012, allowed the Company to borrow up to $810,000 at any one time outstanding with a maturity date of January 22, 2013. The Revolving Credit Facility also includes an “accordion” feature that allows, under certain circumstances, for an increase in the size of the facility to a maximum of $1,050,000.  The Revolving Credit Facility generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR-based loans, and monthly payments of interest on other loans.  All principal is due upon maturity.

                                                Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries, of not less than 2.0:1.0, (f) maintaining minimum liquidity, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and its subsidiaries.   In addition to the asset coverage ratio described above, borrowings under the Revolving Credit Facility (and the incurrence of certain other permitted debt) will be subject to compliance with a borrowing base that will apply different advance rates to different types of assets in our portfolio.  As of March 31, 2012, the Company was in material compliance with the terms of the Revolving Credit Facility.

                                                As of March 31, 2012, there were no principal amounts outstanding under the Revolving Credit Facility.  As of December 31, 2011, there was $395,000 outstanding under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $100,000. As of March 31, 2012 and December 31, 2011, the Company had $47,432 and $47,249 in standby letters of credit issued through the Revolving Credit Facility, respectively. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued. As of March 31, 2012, there was $762,568 available for borrowing (net of standby letters of credit issued) under the Revolving Credit Facility.

                                                Subject to certain exceptions, the interest rate charged on the Revolving Credit Facility is based on LIBOR plus an applicable spread of between 2.50% and 4.00% or on the “alternate base rate” plus an applicable spread of between 1.50% and 3.00%, in each case, based on a pricing grid depending upon our credit ratings. As of March 31, 2012 and, for the three months ended March 31, 2012 and 2011, the effective LIBOR spread under the Revolving Credit Facility was 3.00%. As of March 31, 2012, the one, two, three and six month LIBOR was 0.24%, 0.35%, 0.47% and 0.73%, respectively. As of December 31, 2011, the one, two, three and six month LIBOR was 0.30%, 0.43%, 0.58% and 0.81%, respectively.  In addition to the stated interest expense on the Revolving Credit Facility, the Company is required to pay a commitment fee of 0.50% per annum on any unused portion of the Revolving Credit Facility and a letter of credit fee of 3.25% per annum on letters of credit issued, both of which are payable quarterly. The letter of credit fee is also based on a pricing grid depending on our credit ratings.

                                                With certain exceptions, the Revolving Credit Facility is secured by substantially all of the assets in our portfolio (other than investments held by Ares Capital CP under the Revolving Funding Facility, those held by ACJB under the SMBC Funding Facility and those held as a part of the Debt Securitization, each as discussed below, and certain other investments).

                                                The components of interest and credit facility fees expense, cash paid for interest expense, average interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the three months ended March 31,
	2012	2011
Stated interest expense	$908	$222
Facility fees	1,232	1,050
Amortization of debt issuance costs	1,560	1,594
Total interest and credit facility fees expense	$3,700	$2,866
Cash paid for interest expense	$1,503	$563
Average stated interest rate	3.5%	3.3%
Average outstanding balance	$103,516	$26,656

See Note 15 for subsequent events relating to the Revolving Credit Facility.

Revolving Funding Facility

                                                In October 2004, we established, through our wholly owned subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”), a revolving funding facility (as amended, the “Revolving Funding Facility”) that allows Ares Capital CP to borrow up to $500,000 at any one time outstanding.  The Revolving Funding Facility is secured by all of the assets held by, and the Company’s membership interest in, Ares Capital CP.  The Revolving Funding Facility was previously subject to a three year reinvestment period scheduled to expire on January 18, 2014 (with two one-year extension options, subject to our and our lenders’ consent) with a stated maturity date of January 18, 2016 (with two one-year extension options, subject to our and our lenders’ consent). On January 18, 2012, the Company and Ares Capital CP amended the Revolving Funding Facility to, among other things, extend the reinvestment period by one year to January 18, 2015 (with a one-year extension option, subject to our and the lenders’ consent), and extend the maturity date by one year to January 18, 2017 (with a one-year extension option, subject to our and the lenders’ consent).

                                                As part of the Revolving Funding Facility, we and Ares Capital CP are subject to limitations as to how borrowed funds may be used including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings as well as regulatory restrictions on leverage which may affect the amount of debt that we and Ares Capital CP may issue from time to time. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge offs, violation of which could result in the early amortization of the Revolving Funding Facility and limit further advances under the Revolving Funding Facility and in some cases could be an event of default. The Revolving Funding Facility is also subject to a borrowing base that applies different advance rates to assets held by Ares Capital CP. Such limitations, requirements, and associated defined terms are as provided for in the documents governing the Revolving Funding Facility.

                                                As of March 31, 2012, the Company and Ares Capital CP were in material compliance with the terms of the Revolving Funding Facility.

                                                As of March 31, 2012 and December 31, 2011, there was $485,000 and $463,000 outstanding, respectively, under the Revolving Funding Facility.

                                                Prior to the January 18, 2012 amendment referenced above, the interest rate charged on the Revolving Funding Facility, subject to certain exceptions, was based on LIBOR plus an applicable spread of between 2.25% and 3.75% or on a “base rate” (which is the higher of a prime rate, or the federal funds rate plus 0.50%) plus an applicable spread of between 1.25% to 2.75%, in each case, based on a pricing grid depending upon our credit ratings. After January 18, 2012, the interest rate charged on the Revolving Funding Facility is based on LIBOR plus and applicable spread of 2.50% or on a “base rate” plus applicable spread of 1.50%.  As of March 31, 2012 and December 31, 2011, the rate in effect was based on one month LIBOR of 0.24% and 0.30%, respectively.  We are also required to pay a commitment fee of between 0.50% and 2.00% depending on the usage level on any unused portion of the Revolving Funding Facility.

                                                The components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the three months ended March 31,
	2012	2011
Stated interest expense	$3,175	$677
Facility fees	66	1,012
Amortization of debt issuance costs	374	525
Total interest and credit facility fees expense	$3,615	$2,214
Cash paid for interest expense	$3,451	$2,352
Average stated interest rate	2.8%	3.0%
Average outstanding balance	$447,154	$89,919

SMBC Funding Facility

In January 2012, we established, through our wholly owned subsidiary Ares Capital JB Funding LLC (“ACJB”), a revolving funding facility (the “SMBC Funding Facility”) by entering into a Loan and Servicing Agreement (the “SMBC Loan and Servicing Agreement”) with ACJB, as the borrower, Sumitomo Mitsui Banking Corporation (“SMBC”), as the administrative agent, collateral agent, and lender, pursuant to which SMBC agreed to extend credit to ACJB in an aggregate principal amount up to $200,000 at any one time outstanding.  In connection with the SMBC Funding Facility, we entered into a Purchase and Sale Agreement with ACJB, pursuant to which we may sell ACJB certain first lien loans we have originated or acquired or will originate or acquire (the “SMBC Loans”) from time to time.  The SMBC Funding Facility is secured by all of the assets held by ACJB.  The SMBC Funding Facility has a reinvestment period scheduled to end on January 20, 2015 and a final maturity date of January 20, 2020.  The reinvestment period and final maturity are both subject to two one-year extensions by mutual agreement.

The SMBC Loan and Servicing Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing SMBC, upon a default, to accelerate and foreclose on the SMBC Loans and to pursue the rights under the SMBC Loans directly with the obligors thereof.  The SMBC Funding Facility is also subject to a borrowing base that applies different advance rates to assets held by ACJB.  Such limitations, requirements and associated defined terms are as provided for in the documents governing the SMBC Funding Facility.  As of March 31, 2012, the Company and ACJB were in material compliance with the terms of the SMBC Funding Facility.

As of March 31, 2012, there was $31,800 outstanding under the SMBC Funding Facility.  Subject to certain exceptions, the interest rate charged on the SMBC Funding Facility is based on one month LIBOR plus an applicable spread of 2.125% or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 0.50%) plus an applicable spread of 1.125%.  As of March 31, 2012, one month LIBOR was 0.24%. Prior to July 20, 2012, there is no commitment fee required to be paid.  Beginning on July 20, 2012 we will be required to pay a commitment fee of 0.50% depending on the usage level on any unused portion of the SMBC Funding Facility.

The components of interest and credit facility fees expense, cash paid for interest expense, average interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SMBC Funding Facility were as follows:

For the three months ended March 31, 2012
Stated interest expense	$77
Facility fees	—
Amortization of debt issuance costs	113
Total interest and credit facility fees expense	$190
Cash paid for interest expense	$37
Average stated interest rate	2.4%
Average outstanding balance	$12,829

Debt Securitization

                                                In July 2006, through ARCC Commercial Loan Trust 2006 (“ARCC CLT”), a vehicle serviced by our wholly owned subsidiary, ARCC CLO 2006 LLC (“ARCC CLO”), the Company completed a $400,000 debt securitization (the “Debt Securitization”) and issued approximately $314,000 aggregate principal amount of asset-backed notes (the “CLO Notes”) to third parties that are secured by a pool of middle-market loans that were purchased or originated by the Company. The Company initially retained approximately $86,000 of aggregate principal amount of certain “BBB” and non-rated securities in the Debt Securitization and has subsequently repurchased $34,790 of the CLO Notes, bringing our total holdings of CLO Notes to $120,790 (the “Retained Notes”) as of March 31, 2012. The CLO Notes are included in the consolidated balance sheet.

                                                The CLO Notes mature on December 20, 2019, and, as of March 31, 2012, there was $60,049 outstanding under the Debt Securitization (excluding the Retained Notes).

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

                                                All of the CLO Notes are secured by the assets of ARCC Commercial Loan Trust 2006, including commercial loans totaling $308,100 as of the closing date, which were sold to the trust by the Company, the originator and servicer of the assets. Additional commercial loans were purchased by the trust from the Company primarily using the proceeds from the Class A-1A VFN Notes as well as proceeds from loan repayments. As of March 31, 2012, the Company, ARCC CLT and ARCC CLO were in material compliance with the terms of the Debt Securitization.

                                                The classes, amounts and interest rates (expressed as a spread to LIBOR) of the CLO Notes as of March 31, 2012 and December 31, 2011 are as follows:

	As of
	March 31, 2012		December 31, 2011
Class	Amount	LIBOR Spread (basis points)	Amount	LIBOR Spread (basis points)
A-1A	$1,489	25	$4,896	25
A-1A VFN	3,808	28	12,520	28
A-1B	14,000	37	14,000	37
A-2A	—	22	—	22
A-2B	8,542	35	13,905	35
B	9,000	43	9,000	43
C	23,210	70	23,210	70
Total	$60,049		$77,531

                                                The interest charged under the Debt Securitization is based on 3-month LIBOR, which as of March 31, 2012 was 0.47% and as of December 31, 2011 was 0.56%. The blended interest rate charged on the CLO Notes, excluding fees, at March 31, 2012, was approximately 3-month LIBOR plus 50 basis points and at December 31, 2011, was approximately 3-month LIBOR plus 45 basis points.  The Company was also required to pay a commitment fee of 0.175% for any unused portion of the Class A-1A VFN Notes through June 17, 2011, which is included in facility fees below.

                                                The components of interest and credit facility fees expense, cash paid for interest expense, average interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Debt Securitization are as follows:

	For the three months ended March 31,
	2012	2011
Stated interest expense	$202	$255
Facility fees	—	11
Amortization of debt issuance costs	89	88
Total interest and credit facility fees expense	$291	$354
Cash paid for interest expense	$199	$261
Average stated interest rate	1.1%	0.7%
Average outstanding balance	$75,226	$153,256

Unsecured Notes

Convertible Notes

In January 2011, we issued $575,000 aggregate principal amount of unsecured convertible senior notes that mature on February 1, 2016 (the “February 2016 Convertible Notes”), unless previously converted or repurchased in accordance with their terms. In March 2011, we issued $230,000 aggregate principal amount of unsecured convertible senior notes that mature on June 1, 2016 (the “June 2016 Convertible Notes”), unless previously converted or repurchased in accordance with their terms. In March 2012, we issued $162,500 aggregate principal amount of unsecured convertible senior notes that mature on March 15, 2017 (the “2017 Convertible Notes” and together with the February 2016 Convertible Notes and the June 2016 Convertible Notes, the “Convertible Notes”), unless previously converted or repurchased in accordance with their terms.  We do not have the right to redeem the Convertible Notes prior to maturity. The February 2016 Convertible Notes, the June 2016 Convertible Notes and the 2017 Convertible Notes bear interest at a rate of 5.75%, 5.125% and 4.875%, respectively, per year, payable semi-annually.

In certain circumstances, the Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at their respective initial conversion rates (listed below) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Notes Indentures”).  Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Notes only under certain circumstances set forth in the Convertible Notes Indentures.  On or after their respective conversion date until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Notes at any time. In addition, if we engage in certain corporate events as described in their respective Convertible Notes Indenture, holders of the Convertible Notes may require us to repurchase for cash all or part of the Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Notes are listed below.

	February 2016 Convertible Notes	June 2016 Convertible Notes	2017 Convertible Notes
Conversion premium	17.5%	17.5%	17.5%
Closing stock price	$16.28	$16.20	$16.46
Closing stock price date	January 19, 2011	March 22, 2011	March 8, 2012
Initial conversion price	$19.13	$19.04	$19.34
Initial conversion rate (shares per one thousand dollar principal amount)	52.2766	52.5348	51.7050
Conversion dates	August 15, 2015	December 15, 2015	September 15, 2016

As of March 31, 2012, the principal amounts of each series of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of our common stock.

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

The Convertible Notes Indentures contain certain covenants, including covenants requiring us to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of the Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Notes Indentures. As March 31, 2012, the Company was in material compliance with the terms of the Convertible Notes Indentures.

The Convertible Notes are accounted for in accordance with ASC 470-20 (previously FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”). Upon conversion of any of the Convertible Notes, we intend to pay the outstanding principal amount in cash and to the extent that the conversion value exceeds the principal amount, we have the option to pay in cash or shares of our common stock (or a combination of cash and shares) in respect of the excess amount, subject to the requirements of the Convertible Notes Indentures. The Company has determined that the embedded conversion options in the Convertible Notes are not required to be separately accounted for as a derivative under GAAP. In accounting for the Convertible Notes, we estimated at the time of issuance that the values of the debt and equity components were approximately 93% and 7%, respectively, for each of the February 2016 Convertible Notes and the June 2016 Convertible Notes, and the debt and equity components approximately 97% and 3%, respectively, for the 2017 Convertible Notes. The original issue discount equal to the equity components of the Convertible Notes were recorded in “capital in excess of par value” in the accompanying consolidated balance sheet. As a result, we record interest expense comprised of both stated interest expense as well as accretion of the original issue discount. Additionally, the issuance costs associated with the Convertible Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.

At the time of issuance, the debt issuance costs and equity issuance costs for the February 2016 Convertible Notes were $15,778 and $1,188, respectively, for the June 2016 Convertible Notes were $5,913 and $445, respectively, and for the 2017 Convertible Notes were $4,813 and $149, respectively. At the time of issuance and as of March 31, 2012, the equity component, net of issuance costs as recorded in the “capital in excess of par value” in the consolidated balance sheet for the February 2016 Convertible Notes, the June 2016 Convertible Notes and the 2017 Convertible Notes was $39,063, $15,653 and $4,726, respectively.

                                                As of March 31, 2012 the components of the carrying value of the Convertible Notes, the stated interest rate and the effective interest rate were as follows:

	February 2016 Convertible Notes	June 2016 Convertible Notes	2017 Convertible Notes
Principal amount of debt	$575,000	$230,000	$162,500
Original issue discount, net of accretion	(32,056)	(13,379)	(4,837)
Carrying value of debt	$542,944	$216,621	$157,663
Stated interest rate	5.75%	5.125%	4.875%
Effective interest rate(1)	7.0%	6.3%	5.4%

                        (1) The effective interest rate of the debt component of the convertible notes is equal to the stated interest rate plus the accretion of original issue discount.

For the three months ended March 31, 2012 and 2011, the components of interest expense and cash paid for interest expense for the Convertible Notes were as follows:

	For the three months ended March 31,
	2012	2011
Stated interest expense	$11,587	$6,192
Accretion of original issue discount	2,519	1,252
Amortization of debt issuance costs	1,172	541
Total interest expense	$15,278	$7,985
Cash paid for interest expense	$16,531	$—

2022 Notes

On February 2, 2012, we issued $143,750 aggregate principal amount of senior unsecured notes that mature on February 15, 2022 (the “2022 Notes”).  The 2022 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 15, 2015, at a par redemption price of $25 per security plus accrued and unpaid interest.  The 2022 Notes bear interest at a rate of 7.00% per year payable quarterly commencing on May 15, 2012 and all principal is due upon maturity.  Total proceeds from the issuance of the 2022 Notes, net of underwriting discounts and offering costs, were approximately $138,338.

2040 Notes

On October 21, 2010, we issued $200,000 aggregate principal amount of senior unsecured notes that mature on October 15, 2040 (the “2040 Notes”). The 2040 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after October 15, 2015, at a par redemption price of $25 per security plus accrued and unpaid interest.  The 2040 Notes bear interest at a rate of 7.75% per annum, payable quarterly, and all principal is due upon maturity. Total proceeds from the issuance of the 2040 Notes, net of underwriting discounts and offering costs, were approximately $193,000.

For the three months ended March 31, 2012, the components of interest expense and cash paid for interest expense for the 2022 Notes and the 2040 Notes are as follows:

	For the three months ended March 31,
	2012	2011
Stated interest expense	$5,552	$3,875
Amortization of debt issuance costs	146	58
Total interest expense	$5,698	$3,933
Cash paid for interest expense	$3,875	$3,617

Allied Unsecured Notes

As part of the Allied Acquisition, the Company assumed all outstanding debt obligations of Allied Capital, including Allied Capital’s unsecured notes, which consisted of 6.625% Notes due on July 15, 2011 (the “2011 Notes”), 6.000% Notes due on April 1, 2012 (the “2012 Notes”) and 6.875% Notes due on April 15, 2047 (the “2047 Notes” and, together with the 2011 Notes and the 2012 Notes, the “Allied Unsecured Notes”). In accordance with ASC 805-10, the initial carrying value of the Allied Unsecured Notes was equal to the fair value as of April 1, 2010 resulting in an initial unaccreted discount from the principal value of the Allied Unsecured Notes of approximately $65,800. Accretion expense related to this discount is included in “interest and credit facility fees” in the accompanying statement of operations.

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

As of March 31, 2012 and December 31, 2011, the 2047 Notes were outstanding as follows:

	As of
	March 31, 2012		December 31, 2011
	Outstanding Principal	Carrying Value(1)	Outstanding Principal	Carrying Value(1)
2047 Notes	$230,000	$181,039	$230,000	$180,988

(1)          Represents the principal amount of the 2047 Notes less the unaccreted purchased discount initially recorded as a part of the Allied Acquisition.

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

For the three months ended March 31, 2012 and 2011, the components of interest expense and cash paid for interest expense for the Allied Unsecured Notes are as follows:

	For the three months ended March 31,
	2012	2011
Stated interest expense	$3,953	$10,520
Accretion of original issue discount	51	2,303
Total interest expense	$4,004	$12,823
Cash paid for interest expense	$3,953	$17,284

The 2022 Notes, the 2040 Notes and the 2047 Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions. As of March 31, 2012, the Company was in material compliance with the terms of the 2022 Notes, the 2040 Notes and the 2047 Notes.

6.                                      COMMITMENTS AND CONTINGENCIES

The Company has various commitments to fund investments in its portfolio as described below.

As of March 31, 2012 and December 31, 2011, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments the funding of which is at (or substantially at) the Company’s discretion:

	As of
	March 31, 2012	December 31, 2011
Total revolving and delayed draw commitments	$534,489	$565,630
Less: funded commitments	(114,472)	(125,037)
Total unfunded commitments	420,017	440,593
Less: commitments substantially at discretion of the Company	(24,750)	(64,750)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(35,490)	(5,518)
Total net adjusted unfunded revolving and delayed draw commitments	$359,777	$370,325

Included within the total revolving and delayed draw commitments as of March 31, 2012 are commitments to issue up to $85,950 in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of March 31, 2012, the Company had $43,628 in standby letters of credit issued and outstanding under these commitments on behalf of the portfolio companies, of which no amounts were recorded as a liability on our balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit $40,552 expire in 2012 and $3,076 expire in 2013.

As of March 31, 2012 and December 31, 2011, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships:

	As of
	March 31, 2012	December 31, 2011
Total private equity commitments	$149,117	$132,030
Less: funded private equity commitments	(78,891)	(67,428)
Total unfunded private equity commitments	70,226	64,602
Less: private equity commitments substantially at discretion of the Company	(58,612)	(53,525)
Total net adjusted unfunded private equity commitments	$11,614	$11,077

In addition, as of each of March 31, 2012 and December 31, 2011, the Company had outstanding guarantees or similar obligations on behalf of certain portfolio companies totaling $800.

Further in the ordinary course of business, we may sell certain of our investments to third party purchasers. In particular, in connection with the sale of certain controlled portfolio company equity investments (as well as certain other sales) we have, and may continue to do so in the future, agreed to indemnify such purchasers for future liabilities arising from the investments and the related sale transaction. Such indemnification provisions may give rise to future liabilities.

As of March 31, 2012, one of the Company’s portfolio companies, Ciena Capital LLC (“Ciena”), had one non-recourse securitization Small Business Administration (“SBA”) loan warehouse facility, which has reached its maturity date but remains outstanding. Ciena is working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. Allied Capital had previously issued a performance guaranty (which the Company succeeded to as a result of the Allied Acquisition) whereby the Company must indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse facility. As of March 31, 2012, there are no known issues or claims with respect to this performance guaranty.

7.                                      FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted Accounting Standards Codification (“ASC”) 825-10 (previously Statement of Financial Accounting Standards (“SFAS”) No. 159, the Fair Value Option for Financial Assets and Liabilities), which provides companies the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. The Company has not elected the ASC 825-10 option to report selected financial assets and liabilities at fair value. With the exception of the line items entitled “other assets” and “debt,” which are reported at amortized cost, all assets and liabilities approximate fair value on the balance sheet. The carrying value of the line items entitled “interest receivable,” “receivable for open trades,” “payable for open trades,” “accounts payable and accrued expenses,” “management and incentive fees payable” and “interest and facility fees payable” approximate fair value due to their short maturity.

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

The Company’s portfolio investments (other than as discussed below in the following paragraph) are typically valued using two different valuation techniques.  The first valuation technique is an analysis of the enterprise value (“EV”) of the portfolio company.  Enterprise value means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time.  The primary method for determining EV uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA (net income before net interest expense, income tax expense, depreciation and amortization).   EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any.  The second method for determining EV uses a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions). The EV analysis is performed to determine the value of equity investments, the value of debt investments in portfolio companies where the Company has control  or could gain control through an option or warrant security, and to determine if there is credit impairment for debt investments.  If debt investments are credit impaired, an EV analysis may be used to value such debt investments; however, in addition to the methods outlined above, other methods such as a liquidation or wind-down analysis may be utilized to estimate enterprise value.  The second valuation technique is a yield analysis, which is typically performed for non-credit impaired debt investments in portfolio companies where we do not own a controlling equity position.  To determine fair value using a yield analysis, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk.  In the yield analysis, we consider the current contractual interest rate, the maturity and other terms of the investment relative to risk of the company and the specific investment.  A key determinant of risk, among other things, is the leverage through the investment relative to the enterprise value of the portfolio company.  As debt investments held by the Company are substantially illiquid with no active transaction market, the Company depends on primary market data, including newly funded transactions, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.

For other portfolio investments such as investments in collateralized loan obligations and the subordinated certificates of the SSLP, discounted cash flow analysis is the primary technique utilized to determine fair value.  Expected future cash flows associated with the investment are discounted to determine a present value using a discount rate that reflects estimated market return requirements.

The following table summarizes the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 2 or 3.  The below table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to our determination of fair values.

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Senior term debt	$2,700,735	Yield analysis	Market yield	4.0% - 23.7%	10.4%
Subordinated Certificates of the SSLP	1,125,702	Discounted cash flow analysis	Discount rate	14.0% - 16.0%	15.0%
Senior subordinated debt	499,482	Yield Analysis	Market yield	9.0% - 16.0%	14.0%
Collateralized loan obligations	54,480	Discounted cash flow analysis	Discount rate	9.0% - 13.5%	10.4%
Preferred equity securities	256,619	EV market multiple analysis	EBITDA multiple	4.5x - 10.5x	8.2x
Other equity securities and other	567,513	EV market multiple analysis	EBITDA multiple	4.5x - 12.0x	7.2x
Total	$5,204,531

Changes in market yields, discount rates or EBITDA multiples, each in isolation, may change the fair value of certain of our investments.  Generally, an increase in market yields or discount rates or decrease in EBITDA multiples may result in a decrease in the fair value of certain of our investments.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

The following table presents fair value measurements of cash and cash equivalents and investments as of March 31, 2012:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$216,412	$216,412	$—	$—
Investments	$5,204,531	$—	$—	$5,204,531

The following table presents changes in investments that use Level 3 inputs as of and for the three months ended March 31, 2012:

As of and for the three months ended March 31, 2012
Balance as of December 31, 2011	$5,094,506
Net realized and unrealized gains	28,509
Purchases	382,571
Sales	(8,051)
Redemptions	(303,805)
Payment-in-kind interest and dividends	6,847
Accretion of discount on securities	3,954
Net transfers in and/or out of Level 3	—
Balance as of March 31, 2012	$5,204,531

As of March 31, 2012, the net unrealized appreciation on the investments that use Level 3 inputs was $22,023.

The following table presents fair value measurements of cash and cash equivalents and investments as of December 31, 2011:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$120,782	$120,782	$—	$—
Investments	$5,094,506	$—	$—	$5,094,506

The following table presents changes in investments that use Level 3 inputs as of and for the three months ended March 31, 2011:

As of and for the three months ended March 31, 2011
Balance as of December 31, 2010	$4,312,657
Net realized and unrealized gains (losses)	83,524
Purchases	468,269
Sales	(290,549)
Redemptions	(332,518)
Payment-in-kind interest and dividends	11,038
Accretion of discount on securities	3,999
Net transfers in and/or out of Level 3	—
Balance as of March 31, 2011	$4,256,420

As of March 31, 2011, the net unrealized appreciation on the investments that use Level 3 inputs was $50,689.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

Following are the carrying and fair values of our debt instruments as March 31, 2012 and December 31, 2011.  Fair value is estimated by discounting remaining payments using applicable current market rates which take into account changes in the Company’s marketplace, credit ratings, or market quotes, if available.

	As of
	March 31, 2012			December 31, 2011
	Carrying value(1)		Fair value	Carrying value(1)		Fair value
Revolving Credit Facility	$—		$—	$395,000		$399,400
Revolving Funding Facility	485,000		485,000	463,000		467,900
SMBC Funding Facility	31,800		31,800	—		—
Debt Securitization	60,049		51,211	77,531		68,215
February 2016 Convertible Notes (principal amount outstanding of $575,000)	542,944	(3)	601,605	541,152	(3)	545,445
June 2016 Convertible Notes (principal amount outstanding of $230,000)	216,621	(3)	234,455	215,931	(3)	215,717
2017 Convertible Notes (principal amount outstanding of $162,500)	157,663	(3)	161,348	—		—
2022 Notes (principal amount outstanding of $143,750)	143,750		144,200	—		—
2040 Notes (principal amount outstanding of $200,000)	200,000		199,848	200,000		198,808
2047 Notes (principal amount outstanding of $230,000)	181,039	(2)	220,682	180,988	(2)	212,218
	$2,018,866	(4)	$2,130,149	$2,073,602	(4)	$2,107,703

(1)          Except for the 2047 Notes and the Convertible Notes, all carrying values are the same as the principal amounts outstanding.

(2)          Represents the aggregate principal amount of the 2047 Notes less the unaccreted purchased discount.

(3)          Represents the aggregate principal amount outstanding of the Convertible Notes less the unaccreted discount initially recorded upon issuance of each respective series of the Convertible Notes.

(4)          Total principal amount of debt outstanding totaled $2,118,099 and $2,170,531 as of March 31, 2012 and December 31, 2011, respectively.

The following table presents fair value measurements of our debt instruments as of March 31, 2012 and December 31, 2011:

	As of
Fair Value Measurements Using	March 31, 2012	December 31, 2011
Level 1	$564,730	$411,026
Level 2	1,565,419	1,696,677
Level 3	—	—
Total	$2,130,149	$2,107,703

8.                                      STOCKHOLDERS’ EQUITY

The following table summarizes the total shares issued and proceeds received in public offerings of the Company’s common stock net of underwriting discounts and offering costs for the three months ended March 31, 2012:

	Shares issued	Offering price per share	Proceeds net of underwriting and offering costs
January 2012 public offering	16,422	$15.41	$252,415
Total for the three months ended March 31, 2012	16,422	$15.41	$252,415

The Company used the net proceeds from the above public equity offering to repay outstanding indebtedness and for general corporate purposes, which included funding investments.

There were no sales of our equity securities for the three months ended March 31, 2011.

9.                                      EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity resulting from operations per share for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,
	2012	2011
Net increase in stockholders’ equity resulting from operations available to common stockholders:	$105,547	$123,766
Weighted average shares of common stock outstanding—basic and diluted:	217,044	204,419
Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$0.49	$0.61

For the purposes of calculating diluted earnings per share, the average closing price of the Company’s common stock for the three months ended March 31, 2012 and for the period from the time of issuance for the 2017 Convertible Notes through March 31, 2012 was less than the current conversion price for each respective series of the Convertible Notes and therefore, the underlying shares for the intrinsic value of the embedded options had no impact.  The average closing price of the Company’s common stock for the period from the time of issuance of both the February 2016 Convertible Notes and the June 2016 Convertible Notes through March 31, 2011 was less than the current conversion price for each respective series of the Convertible Notes and therefore, the underlying shares for the intrinsic value of the embedded options had no impact.

10.                               DIVIDENDS AND DISTRIBUTIONS

The following table summarizes our dividends declared during the three months ended March 31, 2012 and 2011:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 28, 2012	March 15, 2012	March 30, 2012	$0.37	$81,974
Total declared for the three months ended March 31, 2012			$0.37	$81,974

March 1, 2011	March 15, 2011	March 31, 2011	$0.35	$71,547
Total declared for the three months ended March 31, 2011			$0.35	$71,547

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to closing price on the record date. Dividend reinvestment plan activity for the three months ended March 31, 2012 and 2011, was as follows:

	For the three months ended March 31,
	2012	2011
Shares issued	323	333
Average price per share	$16.35	$16.39
Shares purchased by plan agent for shareholders	—	—
Average price per share	$—	$—

11.                               RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, we bear all costs and expenses of the operation of the Company and reimburse our investment adviser for certain of such costs and expenses incurred in the operation of the Company. For the three months ended March 31, 2012 and 2011, the investment adviser incurred such expenses totaling $909 and $643, respectively. As of March 31, 2012, $447 was unpaid and such payable is included in “accounts payable and accrued expenses” in the accompanying consolidated balance sheet.

We have entered into separate subleases with Ares Management and Ivy Hill Asset Management, L.P. (“IHAM”), a wholly owned portfolio company of the Company, pursuant to which Ares Management and IHAM sublease approximately 15% and 20%, respectively, of the Company’s New York office space for a fixed rent equal to 15% and 20%, respectively, of the base annual rent payable by us under the Company’s lease for this space, plus certain additional costs and expenses. For the three months ended March 31, 2012, such amounts payable to the Company totaled $368. For the three months ended March 31, 2011, there were no amounts payable to the Company. Under our previous lease that expired on February 27, 2011, we were party to a sublease agreement with Ares Management whereby Ares Management subleased approximately 25% of such office space for a fixed rent equal to 25% of the basic annual rent payable by us under this lease, plus certain additional costs and expenses. For the three months ended March 31, 2011, such amounts payable to the Company totaled $396.

As of March 31, 2012, Ares Investments Holdings LLC, an affiliate of Ares Management (the sole member of our investment adviser), owned approximately 2.9 million shares of the Company’s common stock representing approximately 1.3% of the total shares outstanding as of March 31, 2012.

See Notes 3 and 12 for descriptions of other related party transactions.

12.                               IVY HILL ASSET MANAGEMENT, L.P. AND OTHER MANAGED FUNDS

In November 2007, the Company established IHAM to serve as a manager for Ivy Hill Middle Market Credit Fund, Ltd., an unconsolidated investment vehicle focusing on investments in middle-market loans. From inception until the second quarter of 2009, IHAM’s financial results were consolidated with those of the Company. In June 2009, because of a shift in activity from being primarily a manager, with no dedicated employees, of funds in which the Company had invested debt and equity, to a manager with individuals dedicated to managing an increasing number of third party funds, the Company concluded that GAAP required the financial results of IHAM to be reported as a portfolio company in the schedule of investments rather than as a consolidated subsidiary in the Company’s financial results. The Company made an initial equity investment of $3,816 into IHAM in June 2009. As of March 31, 2012, the Company’s total investment in IHAM at fair value was $201,199, including unrealized appreciation of $88,323. As of December 31, 2011, the Company’s total investment in IHAM at fair value was $194,597 including unrealized appreciation of $81,721.  For the three months ended March 31, 2012 and 2011, the Company received distributions consisting entirely of dividend income from IHAM of $4,762.

IHAM manages 10 unconsolidated credit vehicles and sub-manages or sub-advises four other unconsolidated credit vehicles (these vehicles managed or sub-managed /sub-advised by IHAM are collectively referred to as the “IHAM Vehicles”).  As of March 31, 2012 and December 31, 2011, the Company had investments in two of the IHAM Vehicles.

IHAM or certain of the IHAM Vehicles purchased investments from the Company of $6,162, during the three months ended March 31, 2012. No realized gain or loss was recorded on these transactions for the three months ended March 31, 2012.  IHAM or the IHAM Vehicles may, from time to time, buy or sell additional investments from or to the Company. For any such purchases or sales by the IHAM Vehicles from or to the Company, the IHAM Vehicles must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable.

IHAM is party to an administration agreement, referred to herein as the “IHAM administration agreement,” with Ares Operations. Pursuant to the IHAM administration agreement, Ares Operations provides IHAM with office facilities, equipment, clerical, bookkeeping and record keeping services, services of, and oversight of, custodians, depositories, accountants, attorneys, underwriters and such other persons in any other capacity deemed to be necessary. Under the IHAM administration agreement, IHAM reimburses Ares Operations for all of the actual costs associated with such services, including Ares Operations’ allocable portion of overhead and the cost of its officers and respective staff in performing its obligations under the IHAM administration agreement.

As part of the Allied Acquisition, the Company acquired the management rights for an unconsolidated vehicle, the AGILE Fund I, LLC (“AGILE Fund”).  Effective March 30, 2012, the management rights for the AGILE Fund were transferred for de minimis, non-monetary consideration to an unrelated third party.  The Company’s investment in AGILE Fund was $104 at fair value, including unrealized depreciation of $103, as of March 31, 2012.

13.                               FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the three months ended March 31, 2012 and 2011:

	For the three months ended
Per Share Data:	March 31, 2012	March 31, 2011
Net asset value, beginning of period(1)	$15.34	$14.92
Issuance of common stock	—	—
Issuances of the Convertible Notes	0.02	0.27
Effect of antidilution	—	—
Net investment income for period(2)	0.35	0.24
Net realized and unrealized gains for period(2)	0.13	0.37
Net increase in stockholders’ equity	0.50	0.88
Total distributions to stockholders	(0.37)	(0.35)
Net asset value at end of period(1)	$15.47	$15.45

Per share market value at end of period	$16.35	$16.95
Total return based on market value(3)	8.22%	4.96%
Total return based on net asset value(4)	3.17%	4.06%
Shares outstanding at end of period	221,875	204,752

Ratio/Supplemental Data:
Net assets at end of period	$3,433,261	$3,163,008
Ratio of operating expenses to average net assets(5)(6)	10.51%	11.00%
Ratio of net investment income to average net assets(5)(7)	9.21%	6.13%
Portfolio turnover rate(5)	25%	45%

(1)          The net assets used equals the total stockholders’ equity on the consolidated balance sheets.

(2)          Weighted average basic per share data.

(3)          For the three months ended March 31, 2012, the total return based on market value equals the increase of the ending market value at March 31, 2012 of $16.35 per share from the ending market value at December 31, 2011 of $15.45 per share plus the declared dividends of $0.37 per share for the three months ended March 31, 2012, divided by the market value at December 31, 2011. For the three months ended March 31, 2011, the total return based on market value equals the increase of the ending market value at March 31, 2011 of $16.95 per share over the ending market value at December 31, 2010 of $16.48 per share plus the declared dividends of $0.35 per share for the three months ended March 31, 2011, divided by the market value at December 31, 2010. Total return based on market value is not annualized. The Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4)          For the three months ended March 31, 2012, the total return based on net asset value equals the change in net asset value during the period plus the declared dividends of $0.37 per share for the three months ended March 31, 2012 divided by the beginning net asset value at January 1, 2012. For the three months ended March 31, 2011, the total return based on net asset value equals the change in net asset value during the period plus the declared dividends of $0.35 per share for the three months ended March 31, 2011 divided by the beginning net asset value. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan and the issuance of common stock in connection with any equity offerings. Total return based on net asset value is not annualized. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)          The ratios reflect an annualized amount.

(6)          For the three months ended March 31, 2012, the ratio of operating expenses to average net assets consisted of 2.39% of base management fees, 3.15% of incentive management fees, 3.92% of the cost of borrowing and other operating expenses of 1.05%. For the three months ended March 31, 2011, the ratio of operating expenses to average net assets consisted of 2.14% of base management fees, 3.97% of incentive management fees, 3.87% of the cost of borrowing and other operating expenses of 1.02%. These ratios reflect annualized amounts.

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

15.                               SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended March 31, 2012, except as disclosed below.

In May 2012, the Company amended the Revolving Credit Facility to, among other things, (i) increase the commitment size of the facility from $810,000 to $900,000, (ii) extend the maturity date from January 22, 2013 to May 4, 2016, (iii) extend the expiration of the revolving period from January 22, 2013 to May 4, 2015, (iv) reduce the stated interest rate by replacing the pricing grid with an applicable spread over LIBOR of 2.25% (with no floor) and an applicable spread over “base rate” of 1.25% (with no floor) and (v) reduce the commitment fee to 0.375% for any unused portion of the Revolving Credit Facility. The amended Revolving Credit Facility includes an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the facility to a maximum of $1,350,000.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

The information contained in this section should be read in conjunction with the Selected Financial Data and our financial statements and notes thereto appearing elsewhere in this Quarterly Report. In addition, some of the statements in this report (including in the following discussion) constitute forward- looking statements, which relate to future events or the future performance or financial condition of Ares Capital Corporation (except where the context suggests otherwise, together with our consolidated subsidiaries, the “Company,” “ARCC,” “Ares Capital,” “we,” “us,” or “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward- looking statements, although not all forward looking statements include these words. Our actual results and condition could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2011.

We have based the forward-looking statements included in this Quarterly Report on information available to us on the date of this Quarterly Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.

OVERVIEW

We are a specialty finance company that is a closed-end, non-diversified management investment company incorporated in Maryland. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”).

Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first and second lien senior loans and mezzanine debt, which in some cases includes an equity component like warrants.

To a lesser extent, we also make preferred and/or common equity investments, which have generally been non-control equity investments, of less than $20 million (usually in conjunction with a concurrent debt investment). However, we may increase the size or change the nature of these investments. Also, as a result of the acquisition of Allied Capital Corporation (“Allied Capital”) on April 1, 2010 (the “Allied Acquisition”), Allied Capital’s equity investments, which included equity investments larger than those we have historically made and controlled portfolio company equity investments, became part of our portfolio. We intend to continue actively seeking opportunities over time to dispose of certain of the assets that were acquired in the Allied Acquisition, particularly non-yielding equity investments and controlled portfolio company investments, as well as lower or non-yielding debt investments and investments that may not be core to our investment strategy, and generally rotate them into higher-yielding first and second lien senior loans and mezzanine debt investments. However, there can be no assurance that this strategy will be successful.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies and certain public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

We also may opportunistically invest up to 30% of our portfolio in non-qualifying assets, as permitted by the Investment Company Act. Specifically, as part of this 30% basket, we may invest in entities that are not considered “eligible portfolio companies” (as defined in the Investment Company Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the Investment Company Act, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the Investment Company Act.

We are externally managed by Ares Capital Management LLC (“Ares Capital Management”), a wholly owned subsidiary of Ares Management LLC (“Ares”), a global alternative asset manager and an SEC-registered investment adviser, pursuant to an investment advisory and management agreement. Ares Operations LLC (“Ares Operations”), a wholly owned subsidiary of Ares Management, provides the administrative services necessary for us to operate.

We have elected to be treated as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to our stockholders generally at least 90% of our investment company taxable income, as defined by the Code, for each year. Pursuant to this election, we generally will not have to pay corporate level taxes on any income that we distribute to our stockholders provided that we satisfy those requirements.

PORTFOLIO AND INVESTMENT ACTIVITY

The Company’s investment activity for the three months ended March 31, 2012 and 2011 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the three months ended
(dollar amounts in millions)	March 31, 2012	March 31, 2011
New investment commitments (1):
New portfolio companies	$235.9	$151.5
Existing portfolio companies(2)	148.4	350.8
Total new investment commitments	384.3	502.3
Less:
Investment commitments exited	331.4	567.4
Net investment commitments (exits)	$52.9	$(65.1)
Principal amount of investments funded:
Senior term debt	$314.1	$316.7
Subordinated Certificates of the Senior Secured Loan Fund LLC (the “SSLP”) (3)	66.0	123.3
Preferred equity securities	—	10.0
Other equity securities	2.4	18.3
Total	$382.5	$468.3
Principal amount of investments sold or repaid:
Senior term debt	$289.5	$200.2
Senior subordinated debt	20.9	194.3
Collateralized loan obligations	—	114.4
Preferred equity securities	1.2	16.3
Other equity securities	6.9	31.4
Commercial real estate	0.6	3.9
Total	$319.1	$560.5
Number of new investment commitments (4)	12	16
Average new investment commitment amount	$32.0	$31.4
Weighted average term for new investment commitments (in months)	69	58
Percentage of new investment commitments at floating rates	99%	87%
Percentage of new investment commitments at fixed rates	—%	8%
Weighted average yield of debt and other income producing securities (5):
Funded during the period at fair value	10.6%	12.0%
Funded during the period at amortized cost	10.6%	12.0%
Exited or repaid during the period at fair value (6)	9.1%	14.5%
Exited or repaid during the period at amortized cost	9.2%	16.4%

(1)        New investment commitments include new agreements to fund revolving credit facilities or delayed draw loans.

(2)        Includes investment commitments to the SSLP to make co-investments with General Electric Capital Corporation and GE Global Sponsor Finance LLC (together “GE”) in “stretch senior” and “unitranche” loans of middle market companies of $66.0 million and $123.3 million for the three months ended March 31, 2012 and 2011, respectively.

(3)        See Note 4 to our consolidated financial statements for the three months ended March 31, 2012 for more detail on the SSLP.

(4)        Number of new investment commitments represents each commitment to a particular portfolio company.

(5)        “Weighted average yield at fair value” is computed as the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt and other income producing securities, divided by (b) total debt and other income producing securities at fair value. “Weighted average yield at amortized cost” is computed as the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt and other income producing securities, divided by (b) total debt and other income producing securities at amortized cost.

(6)        Represents fair value as of the most recent quarter end.

As of March 31, 2012 and December 31, 2011, investments consisted of the following:

	As of
	March 31, 2012		December 31, 2011
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior term debt	$2,722.5	$2,700.7	$2,691.0	$2,671.1
Subordinated Certificates of the SSLP(1)	1,100.2	1,125.7	1,034.3	1,059.2
Senior subordinated debt	574.7	499.5	592.6	515.0
Collateralized loan obligations	55.5	54.5	55.5	54.0
Preferred equity securities	250.6	256.6	251.2	251.1
Other equity securities	459.4	550.8	463.9	527.0
Commercial real estate	19.6	16.7	20.2	17.1
Total	$5,182.5	$5,204.5	$5,108.7	$5,094.5

(1)          The proceeds from these certificates were applied to co-investments with GE to fund “stretch senior” and “unitranche” loans to 33 and 32 different borrowers as of March 31, 2012 and December 31, 2011, respectively.

The weighted average yields at fair value and amortized cost of the following portions of our portfolio as of March 31, 2012 and December 31, 2011 were as follows:

	As of
	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities	12.2%	12.0%	12.1%	12.0%
Total portfolio	10.5%	10.4%	10.4%	10.4%
Senior term debt	10.3%	10.4%	10.5%	10.5%
First lien senior term debt	9.5%	9.6%	9.6%	9.7%
Second lien senior term debt	12.1%	12.1%	12.4%	12.4%
Subordinated Certificates of the SSLP (1)	16.0%	15.6%	16.0%	15.7%
Senior subordinated debt	11.0%	12.7%	10.3%	11.9%
Collateralized loan obligations	8.8%	9.0%	8.8%	9.1%
Income producing equity securities (excluding collateralized loan obligations)	10.3%	10.0%	10.4%	10.0%

(1)          The proceeds from these certificates were applied to co-investments with GE to fund “stretch senior” and “unitranche” loans.

Ares Capital Management, our investment adviser, employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our investment adviser grades the credit risk of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of acquisition), although it may also take into account under certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. Under this system, investments with a grade of 4 involve the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit. Investments graded 3 involve a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 3. Investments graded 2 indicate that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due. An investment grade of 1 indicates that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 1, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 1, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit. For investments graded 1 or 2, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company. Our investment adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of certain of these portfolio investments may be reduced or increased over time.

Set forth below is the grade distribution of our portfolio companies as of March 31, 2012 and December 31, 2011:

	As of
	March 31, 2012				December 31, 2011
(dollar amounts in millions)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 1	$85.4	1.6%	10	7.0%	$77.1	1.5%	9	6.4%
Grade 2	180.2	3.5%	11	7.7%	184.4	3.7%	11	7.8%
Grade 3	4,418.4	84.9%	109	76.2%	4,265.5	83.7%	110	78.0%
Grade 4	520.5	10.0%	13	9.1%	567.5	11.1%	11	7.8%
	$5,204.5	100.0%	143	100.0%	$5,094.5	100.0%	141	100.0%

As of each March 31, 2012, and December 31, 2011 the weighted average grade of the investments in our portfolio was 3.0.

As of March 31, 2012, 3.6% and 1.0% of the total investments at amortized cost and at fair value, respectively, were on non-accrual status.  As of December 31, 2011, 3.3% and 0.9% of the total investments at amortized cost and at fair value, respectively, were on non-accrual status.

RESULTS OF OPERATIONS

For the three months ended March 31, 2012 and 2011

Operating results for the three months ended March 31, 2012 and 2011 are as follows:

	For the three months ended March 31,
(in millions)	2012	2011
Total investment income	$167.7	$135.7
Total expenses	88.0	85.8
Net investment income before income taxes	79.7	49.9
Income tax expense, including excise tax	2.7	2.0
Net investment income	77.0	47.9
Net realized gains (losses) on investments	(7.7)	62.6
Net unrealized gains on investments	36.2	22.2
Realized losses on extinguishment of debt	—	(8.9)
Net increase in stockholders’ equity resulting from operations	$105.5	$123.8

Net income can vary substantially from period to period due to various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

	For the three months ended March 31,
(in millions)	2012	2011
Interest income	$132.9	$110.6
Capital structuring service fees	17.7	11.0
Dividend income	9.2	8.8
Management fees	4.9	3.4
Other income	3.0	1.9
Total investment income	$167.7	$135.7

The increase in interest income for the three months ended March 31, 2012 was primarily due to the increase in the size of the portfolio, which increased from an average of $4.3 billion at amortized cost for the three months ended March 31, 2011 to an average of $5.1 billion at amortized cost for the comparable period in 2012. Even though new investment commitments decreased from $502 million for the three months ended March 31, 2011 to $384 million for the comparable period in 2012, capital structuring service fees increased for the three months ended March 31, 2012 as compared to 2011 primarily due to the increase in the average capital structuring service fees received on new investments which increased from 2.2% in 2011 to 4.6% in 2012. Management fees for the three months ended March 31, 2012 included management fees earned from the SSLP totaling $3.9 million, as compared to $2.4 million for the comparable period in 2011.

Operating Expenses

	For the three months ended March 31,
(in millions)	2012	2011
Interest and credit facility fees	$32.8	$30.2
Incentive management fees related to pre-incentive fee net investment income	20.7	15.8
Incentive management fees related to capital gains per GAAP	5.7	15.1
Base management fees	20.0	16.7
Professional fees	3.7	2.7
Administrative fees	2.3	2.4
Other general and administrative	2.8	2.9
Total operating expenses	$88.0	$85.8

Interest and credit facility fees for the three months ended March 31, 2012 and 2011 were comprised of the following:

	For the three months ended March 31,
(in millions)	2012	2011
Stated interest expense	$25.5	$21.8
Facility fees	1.3	2.0
Amortization of debt issuance costs	3.4	2.8
Accretion of discount on notes payable	2.6	3.6
Total interest and credit facility fees expense	$32.8	$30.2

Stated interest expense for the three months ended March 31, 2012 increased from the comparable period in 2011 due to the increase in our average principal debt outstanding partially offset by a decrease in our weighted average stated interest rate. For the three months ended March 31, 2012, our average principal debt outstanding was $2.0 billion as compared to $1.5 billion for the comparable period in 2011, and the weighted average stated interest rate on our debt was 5.1% as compared to 5.6% for the comparable period in 2011.

The increase in base management fees and incentive management fees related to pre-incentive fee net investment income for the three months ended March 31, 2012 from the comparable period in 2011 was primarily due to the increase in the size of the portfolio and in the case of incentive management fees, the related increase in pre-incentive fee net investment income. For the three months ended March 31, 2012, the capital gains incentive fee expense was $5.7 million bringing the total capital gains incentive fee accrual in accordance with GAAP to $54.7 million (included in management and incentive fees payable in the consolidated balance sheet) as of March 31, 2012. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three months ended March 31, 2012 we did not incur a capital gains fee under the investment advisory and management agreement and therefore there are no amounts currently due under the agreement. See Note 3 to the Company’s consolidated financial statements for the three months ended March 31, 2012 for more information on the incentive and base management fees.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company accrues excise tax on estimated excess taxable income. For the three months ended March 31, 2012 and 2011, a net expense of $2.0 million and $0.7 million was recorded for U.S. federal excise tax, respectively.

Certain of our wholly owned subsidiaries are subject to U.S. federal and state income taxes. For the three months ended March 31, 2012 and 2011, we recorded a tax expense of approximately $0.7 million and $1.3 million, respectively, for these subsidiaries.

Net Realized Gains/Losses

During the three months ended March 31, 2012, the Company had $311.1 million of sales, repayments or exits of investments resulting in $7.7 million of net realized losses. These sales, repayments or exits included $6.2 million of investments sold to IHAM or certain vehicles managed by IHAM (see Note 12 to the Company’s consolidated financial statements for the three months ended March 31, 2012 for more detail on IHAM and its managed vehicles). There were no realized gains or losses on these transactions. Net realized losses of $7.7 million on investments were comprised of $0.6 million of gross realized gains and $8.3 million of gross realized losses. The realized gains and losses on investments during the three months ended March 31, 2012 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Huddle House, Inc.	$(1.7)
LVCG Holdings LLC	(6.6)
Other, net	0.6
Total	$(7.7)

During the three months ended March 31, 2011, the Company had $623.0 million of sales, repayments or exits of investments resulting in $62.6 million of net realized gains. These sales, repayments or exits included $41.9 million of investments sold to IHAM or certain vehicles managed by IHAM, resulting in $0.8 million of net realized losses. Net realized gains of $62.6 million on investments were comprised of $108.3 million of gross realized gains and $45.7 million of gross realized losses. The realized gains and losses on investments during the three months ended March 31, 2011 consisted of the following:

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

During the three months ended March 31, 2011, in connection with the redemption of the remaining balance outstanding on its 6.625% Notes due on July 15, 2011, the Company recognized a loss on the extinguishment of debt of $8.9 million.

Net Unrealized Gains/Losses

We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses. Net unrealized gains and losses for the Company’s portfolio were comprised of the following:

	For the three months ended March 31,
(in millions)	2012	2011
Unrealized appreciation	$63.2	$88.8
Unrealized depreciation	(35.8)	(64.1)
Net unrealized (appreciation) depreciation reversed related to net realized gains or losses (1)	8.8	(2.5)
Total net unrealized gains	$36.2	$22.2

(1)          The net unrealized (appreciation) depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

The changes in net unrealized appreciation and depreciation during the three months ended March 31, 2012 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Ivy Hill Asset Management, L.P.	$6.6
Firstlight Financial Corporation	6.2
ADF Restaurant Group, LLC	4.4
Savers, Inc.	4.2
Ciena Capital LLC	3.0
ICSH, Inc.	2.4
The Teaching Company, LLC	2.2
The Dwyer Group	2.1
Community Education Centers, Inc.	(2.4)
American Broadband Communications, LLC	(2.5)
RE Community Holdings II, Inc.	(2.5)
Orion Foods, LLC	(3.3)
Prommis Solutions, LLC	(4.3)
eInstruction Corporation	(6.3)
Other, net	17.6
Total	$27.4

The changes in net unrealized appreciation and depreciation during the three months ended March 31, 2011 consisted of the following:

(in millions) Portfolio Company	Net unrealized appreciation (depreciation)
Ivy Hill Asset Management, L.P.	$24.8
ADF Restaurant Group, LLC	4.1
Border Foods, Inc.	4.0
American Broadband Communications, LLC	3.7
Penn Detroit Diesel Allison, LLC	3.5
Bushnell Inc.	3.5
Knightsbridge CLO 2007-1 Ltd.	3.1
Knightsbridge CLO 2008-1 Ltd.	2.8
Firstlight Financial Corporation	2.5
Allbridge Financial, LLC	2.4
DSI Renal, Inc.	2.4
Savers, Inc.	2.3
Passport Health Communications, Inc.	(2.8)
Cook Inlet Alternative Risk, LLC	(3.5)
Callidus Capital Corporation	(3.6)
Making Memories Wholesale, Inc.	(3.6)
Senior Secured Loan Fund LLC	(3.7)
eInstruction Corporation	(5.1)
CitiPostal Inc.	(5.6)
Ciena Capital LLC	(7.8)
Direct Buy Holdings, Inc.	(8.8)
Prommis Solutions, LLC	(9.0)
Other	19.1
Total	$24.7

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources have been generated primarily from the net proceeds of public offerings of common stock, advances from the Revolving Credit Facility, the Revolving Funding Facility and the SMBC Funding Facility (each as defined below and together, the “Facilities”), net proceeds from the issuance of unsecured notes as well as cash flows from operations.

As of March 31, 2012, the Company had $216.4 million in cash and cash equivalents and $2.0 billion in total indebtedness outstanding at carrying value ($2.1 billion at principal amount). Subject to leverage and borrowing base restrictions, the Company had approximately $945.8 million available for additional borrowings under the Facilities as of March 31, 2012.

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

Equity Issuances

The following table summarizes the total shares issued and proceeds we received in underwritten public offerings of our common stock net of underwriting and offering costs for the three months ended March 31, 2012:

(in millions, except per share data)	Shares issued	Offering price per share		Proceeds net of underwriting and offering costs
January 2012 public offering	16.4	$15.41	(1)	$252.4
Total for the three months ended March 31, 2012	16.4	$15.41	(1)	$252.4

(1)          The shares were sold to the underwriters for a price of $15.41 per share, which the underwriters were then permitted to sell at variable prices. The underwriters have advised that the average price paid by the public for such shares was $15.60.

The Company used the net proceeds from the above public equity offering to repay outstanding indebtedness and for general corporate purposes, which included funding investments.

As of March 31, 2012, total market capitalization for the Company was $3.6 billion compared to $3.2 billion as of December 31, 2011.

Debt Capital Activities

Our debt obligations consisted of the following as of March 31, 2012 and December 31, 2011:

	As of
	March 31, 2012					December 31, 2011
(dollar amounts in millions)	Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount	Carrying Value		Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount	Carrying Value
Revolving Credit Facility	$810.0	(2)	$—	$—		$810.0	(2)	$395.0	$395.0
Revolving Funding Facility	500.0		485.0	485.0		500.0		463.0	463.0
SMBC Funding Facility	200.0		31.8	31.8		—		—	—
Debt Securitization	60.0		60.0	60.0		77.5		77.5	77.5
February 2016 Convertible Notes	575.0		575.0	542.9	(4)	575.0		575.0	541.2	(4)
June 2016 Convertible Notes	230.0		230.0	216.6	(4)	230.0		230.0	215.9	(4)
2017 Convertible Notes	162.5		162.5	157.7	(4)	—		—	—
2022 Notes	143.8		143.8	143.8		—		—	—
2040 Notes	200.0		200.0	200.0		200.0		200.0	200.0
2047 Notes	230.0		230.0	181.0	(3)	230.0		230.0	181.0	(3)
Total	$3,111.3		$2,118.1	$2,018.8		$2,622.5		$2,170.5	$2,073.6

(1)          Subject to borrowing base and leverage restrictions. Represents the total aggregate amount available or outstanding, as applicable, under such instrument.

(2)          The Revolving Credit Facility provides for an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of $1,050.0 million.

(3)          Represents the aggregate principal amount outstanding less the unaccreted purchased discount. The total unaccreted purchased discount on the 2047 Notes was $49.0 million as of March 31, 2012 and December 31, 2011.

(4)          Represents the aggregate principal amount outstanding of the Convertible Notes less the unaccreted discount initially recorded upon issuance of the Convertible Notes. The total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes and the 2017 Convertible Notes was $32.1 million, $13.4 million and $4.8 million, respectively, at March 31, 2012.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all our principal debt outstanding as of March 31, 2012 were 5.1% and 10.5 years, respectively, and as of December 31, 2011 were 4.8% and 9.3 years, respectively.

The ratio of total principal amount of debt outstanding to stockholders’ equity as of March 31, 2012 was 0.62:1.00 compared to 0.69:1.00 as of December 31, 2011. The ratio of total carrying value of debt outstanding to stockholders’ equity as of March 31, 2012 was 0.59:1.00 compared to 0.66:1.00 as of December 31, 2011.

In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of March 31, 2012, our asset coverage for borrowed amounts was 270%.

Revolving Credit Facility

In December 2005, we entered into a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), which as of March 31, 2012,  allows the Company to borrow up to $810 million with a maturity date of January 22, 2013. The Revolving Credit Facility also includes an “accordion” feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $1.05 billion. Subject to certain exceptions, as of March 31, 2012, the interest rate charged on the Revolving Credit Facility is based on LIBOR plus an applicable spread of between 2.50% and 4.00% or on the “alternate base rate” plus an applicable spread of between 1.50% and 3.00%, in each case, based on a pricing grid depending upon our credit ratings. As of March 31, 2012, the effective LIBOR spread under the Revolving Credit Facility was 3.00%. As of March 31, 2012, there were no principal amounts outstanding under the Revolving Credit Facility and we were in material compliance with the terms of the Revolving Credit Facility (see the Recent Developments section as well as Note 15 to our consolidated financial statements for the three months ended March 31, 2012 for more information regarding the Revolving Credit Facility).

Revolving Funding Facility

In October 2004, we established, through our wholly owned subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”) a revolving funding facility (as amended, the “Revolving Funding Facility”) which currently provides for up to $500 million of borrowings by Ares Capital CP. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP.  On January 18, 2012, the Revolving Funding Facility was amended to, among other things, extend the reinvestment period by one year to January 18, 2015, extend the maturity date by one year to January 18, 2017 (both with a one-year extension option subject to our and the lenders’ consent) and replace the pricing grid with an applicable spread over one month LIBOR of 2.50% and an applicable spread over “base rate” of 1.50%.  Additionally, we are required to pay a commitment fee of between 0.50% and 2.00% depending on the usage level on any unused portion of the Revolving Funding Facility. As of March 31, 2012, the principal amount outstanding under the Revolving Funding Facility was $485.0 million and we and Ares Capital CP were in material compliance with the terms of the Revolving Funding Facility.

SMBC Funding Facility

In January 2012, we established, through our wholly owned subsidiary, Ares Capital JB Funding LLC, (“ACJB”), a revolving funding facility (the “SMBC Funding Facility”), which currently provides for up to $200 million of borrowings by ACJB.  The SMBC Funding Facility is secured by all of the assets held by ACJB.  The SMBC Funding Facility has a reinvestment period ending January 20, 2015 and a final maturity date of January 20, 2020, both of which are subject to two one-year extensions by mutual agreement.  As of March 31, 2012, the interest rate charged on the SMBC Funding Facility is based on one month LIBOR plus an applicable spread of 2.125% or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 0.50%) plus an applicable spread of 1.125%. As of March 31, 2012, the principal amount outstanding under the SMBC Funding Facility was $31.8 million and we and ACJB were in material compliance with the terms of the SMBC Funding Facility.

Debt Securitization

In July 2006, through ARCC Commercial Loan Trust 2006 (“ARCC CLT”), a vehicle serviced by our wholly owned subsidiary ARCC CLO 2006 LLC (“ARCC CLO”), we completed a $400 million debt securitization (the “Debt Securitization”) and issued approximately $314 million aggregate principal amount of asset backed notes (the “CLO Notes”) to third parties that were secured by a pool of middle-market loans purchased or originated by the Company. We initially retained approximately $86 million of aggregate principal amount of certain “BBB” and non-rated securities in the Debt Securitization. As of March 31, 2012, our total holdings of CLO Notes, including $34.8 million of CLO Notes repurchased in the first quarter of 2009, was $120.8 million (the “Retained Notes”). During the three months ended March 31, 2012, we repaid $17.5 million of the CLO Notes. As of March 31, 2012, $60.0 million was outstanding under the Debt Securitization (excluding the Retained Notes), which are included in our March 31, 2012 consolidated balance sheet.

The CLO Notes, have a stated maturity of December 20, 2019 and have a blended interest rate charged of LIBOR plus 0.50% as of March 31, 2012. As of March 31, 2012, we, ARCC CLT and ARCC CLO were in material compliance with the terms of the Debt Securitization.

Unsecured Notes

Convertible Notes

In January 2011, we issued $575 million aggregate principal amount of unsecured convertible senior notes that mature on February 1, 2016 (the “February 2016 Convertible Notes”), unless previously converted or repurchased in accordance with their terms. In March 2011, we issued $230 million aggregate principal amount of unsecured convertible senior notes that mature on June 1, 2016 (the “June 2016 Convertible Notes”), unless previously converted or repurchased in accordance with their terms. In March 2012, we issued $162.5 million aggregate principal amount of unsecured convertible senior notes that mature on March 15, 2017 (the “2017 Convertible Notes” and together with the February 2016 Convertible Notes and the June 2016 Convertible Notes, the “Convertible Notes”), unless previously converted or repurchased in accordance with their terms.  We do not have the right to redeem the Convertible Notes prior to maturity. The February 2016 Convertible Notes, the June 2016 Convertible Notes and the 2017 Convertible Notes bear interest at a rate of 5.75%, 5.125% and 4.875%, respectively, per year, payable semi-annually.

In certain circumstances, the Convertible Notes will be convertible into cash, shares of Ares Capital’s common stock or a combination of cash and shares of our common stock, at our election, at their respective initial conversion rates (listed below) subject to customary anti-dilution adjustments and the requirements of their respective indentures (the “Convertible Notes Indentures”).  Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Notes only under certain circumstances set forth in the respective Convertible Notes Indenture.  On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Notes at any time. In addition, if we engage in certain corporate events as described in their respective Convertible Notes Indenture, holders of the Convertible Notes may require us to repurchase for cash all or part of the Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Notes are listed below.

	February 2016 Convertible Notes	June 2016 Convertible Notes	2017 Convertible Notes
Conversion premium	17.5%	17.5%	17.5%
Closing stock price	$16.28	$16.20	$16.46
Closing stock price date	January 19, 2011	March 22, 2011	March 8, 2012
Initial conversion price	$19.13	$19.04	$19.34
Initial conversion rate (shares per one thousand dollar principal amount)	52.2766	52.5348	51.7050
Conversion dates	August 15, 2015	December 15, 2015	September 15, 2016

The Convertible Notes are our senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not expressly subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities. As of March 31, 2012, we were in material compliance with the terms of the indentures governing the Convertible Notes Indentures.

2022 Notes

On February 2, 2012, we issued $143.8 million in aggregate principal amount of senior unsecured notes which bear interest at a rate of 7.00% and mature on February 15, 2022 (the “2022 Notes”). The 2022 Notes require payment of interest quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time at our option on or after February 15, 2015, at a par redemption price of $25 per security plus accrued and unpaid interest.

2040 Notes

On October 21, 2010, we issued $200 million in aggregate principal amount of senior unsecured notes which bear interest at a rate of 7.75% and mature on October 15, 2040 (the “2040 Notes”). The 2040 Notes require payment of interest quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time at our option on or after October 15, 2015, at a par redemption price of $25 per security plus accrued and unpaid interest.

2047 Notes

As of March 31, 2012, there was $230 million aggregate principal amount outstanding of the 2047 Notes which bear interest at a rate of 6.875% and mature on April 15, 2047. The 2047 Notes require payment of interest quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time at our option on or after April 15, 2012, at a par redemption price of $25 per security plus accrued and unpaid interest and upon the occurrence of certain tax events as stipulated in the indenture governing the 2047 Notes.

As of March 31, 2012, we were in material compliance with the terms of the 2022 Notes, the 2040 Notes and the 2047 Notes.

See Note 5 to our consolidated financial statements for the three months ended March 31, 2012 for more detail on the Company’s debt obligations.

OFF BALANCE SHEET ARRANGEMENTS

The Company has various commitments to fund investments in its portfolio, as described below.

As of March 31, 2012 and December 31, 2011, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments the funding of which is at (or substantially at) the Company’s discretion:

	As of
(in millions)	March 31, 2012	December 31, 2011
Total revolving and delayed draw commitments	$534.5	$565.6
Less: funded commitments	(114.5)	(125.0)
Total unfunded commitments	420.0	440.6
Less: commitments substantially at discretion of the Company	(24.7)	(64.8)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(35.5)	(5.5)
Total net adjusted unfunded revolving and delayed draw commitments	$359.8	$370.3

Included within the total revolving and delayed draw commitments as of March 31, 2012 are commitments to issue up to $86.0 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of March 31, 2012, the Company had $43.6 million in standby letters of credit issued and outstanding under these commitments on behalf of the portfolio companies, of which no amounts were recorded as a liability on our balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit $40.5 million expire in 2012 and $3.1 million expire in 2013.

As of March 31, 2012 and December 31, 2011, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships:

	As of
(in millions)	March 31, 2012	December 31, 2011
Total private equity commitments	$149.1	$132.0
Less: funded private equity commitments	(78.9)	(67.4)
Total unfunded private equity commitments	70.2	64.6
Less: private equity commitments substantially at discretion of the Company	(58.6)	(53.5)
Total net adjusted unfunded private equity commitments	$11.6	$11.1

In addition, as of March 31, 2012 and December 31, 2011, the Company had outstanding guarantees or similar obligations on behalf of certain portfolio companies totaling $0.8 million.

Further in the ordinary course of business, we may sell certain of our investments to third party purchasers. In particular, in connection with the sale of certain controlled portfolio company equity investments (as well as certain other sales) we have, and may continue to do so in the future, agreed to indemnify such purchasers for future liabilities arising from the investments and the related sale transaction. Such indemnification provisions may give rise to future liabilities.

As of March 31, 2012, one of the Company’s portfolio companies, Ciena Capital LLC (“Ciena”), had one non-recourse securitization Small Business Administration (“SBA”) loan warehouse facility, which has reached its maturity date but remains outstanding. Ciena is working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. Allied Capital had previously issued a performance guaranty (which Ares Capital succeeded to as a result of the Allied Acquisition) whereby Ares Capital must indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse facility. As of March 31, 2012, there are no known issues or claims with respect to this performance guaranty.

RECENT DEVELOPMENTS

In May 2012, the Company amended the Revolving Credit Facility to among other things, (i) increase the commitment size of the facility from $810 million to $900 million, (ii) extend the maturity date from January 22, 2013 to May 4, 2016, (iii) extend the expiration of the revolving period from January 22, 2013 to May 4, 2015, (iv) reduce the stated interest rate by replacing the pricing grid with an applicable spread over LIBOR of 2.25% (with no floor) and an applicable spread over “base rate” of 1.25% (with no floor) and (v) reduce the commitment fee to 0.375% for any unused portion of the Revolving Credit Facility.  The amended Revolving Credit Facility includes an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the facility to a maximum of $1,350 million.

From April 1, 2012 through May 4, 2012, we had made new investment commitments of $340 million, of which $335 million were funded. Of these new commitments, 65% were in first lien senior secured debt, 31% were in second lien senior secured debt and 4% were investments in subordinated certificates of the SSLP which were applied to co-investments with GE in “stretch senior” and “unitranche” loans. Of the $340 million of new investment commitments, 88% were floating rate and 12% were fixed rate. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 9.3%. We may seek to syndicate a portion of these new investment commitments to third parties, although there can be no assurance that we will be able to do so.

From April 1, 2012 through May 4, 2012, we exited $221 million of investment commitments. Of these investment commitments, 41% were first lien senior secured debt, 24% were other equity securities, 20% were senior subordinated debt, 8% were investments in subordinated certificates of the SSLP, 6% were second lien senior secured debt and 1% were preferred equity securities. Of the $221 million of exited investment commitments, 53% were floating rate investments, 25% were non-interest bearing and 22% were fixed rate investments. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was 13.1%. On the $221 million of investment commitments exited from April 1, 2012 through May 4, 2012, we recognized total net realized gains of approximately $15 million.

In addition, as of May 4, 2012, we had an investment backlog and pipeline of approximately $460 million and $590 million, respectively. Investment backlog includes transactions for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close.  Investment pipeline includes transactions where significant due diligence and analysis are in process, but no formal mandate, letter of intent or signed commitment have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may syndicate a portion of these investments to third parties. We cannot assure you that we will make any of these investments or that we will syndicate any portion of these investments.

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

As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our valuation.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

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

•                  Our board of directors discusses valuations and ultimately determines the fair value of each investment in our portfolio without a readily available market quotation in good faith based on, among other things, the input of our investment adviser, audit committee and, where applicable, independent third-party valuation firms.

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

Accounting for Derivative Instruments

The Company does not utilize hedge accounting and marks its derivatives, if applicable at such time, to market through unrealized gains (losses) in the accompanying statement of operations.

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

Dividends to Common Stockholders

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by our board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed, although we may decide to retain such capital gains for investment.

We have adopted a dividend reinvestment plan that provides for reinvestment of any distributions we declare in cash on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividend. We intend to use primarily newly issued shares to implement the dividend reinvestment plan (so long as we are trading at a premium to net asset value). If our shares are trading at a significant enough discount to net asset value and we are otherwise permitted under applicable law to purchase such shares, we intend to purchase shares in the open market in connection with our obligations under our dividend reinvestment plan. However, we reserve the right to issue new shares of our common stock in connection with our obligations under the dividend reinvestment plan even if our shares are trading below net asset value.

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

As of March 31, 2012, approximately 19% of the investments at fair value in our portfolio were at fixed rates, approximately 68% were at variable rates, 12% were non-interest earning and 1% were on non-accrual status. Additionally, for the investments at variable rates, 62% of the investments contain interest rate floors (representing 42% of total investments at fair value). The Revolving Credit Facility, the Revolving Funding Facility, the SMBC Funding Facility and the Debt Securitization all bear interest at variable rates with no interest rate floors, while the 2022 Notes, 2040 Notes, 2047 Notes and the Convertible Notes bear interest at fixed rates.

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

Based on our March 31, 2012 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$52.1	$17.3	$34.8
Up 200 basis points	$28.8	$11.5	$17.3
Up 100 basis points	$7.1	$5.8	$1.3
Down 100 basis points	$(1.2)	$(1.8)	$0.6
Down 200 basis points	$(1.5)	$(1.8)	$0.3
Down 300 basis points	$(1.8)	$(1.8)	$—

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

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are party to certain lawsuits in the normal course of business. In addition, Allied Capital was involved in various legal proceedings which the Company assumed in connection with the Allied Acquisition. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any such legal proceedings cannot at this time be predicted with certainty, we do not expect these matters will materially affect our business, financial condition or results of operations.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933.

We did not repurchase any shares of our common stock during the period covered in this report.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

On May 4, 2012, the Company entered into an agreement to amend and restate the Revolving Credit Facility (as amended and restated, the “A&R Revolving Credit Facility”).  The A&R Revolving Credit Facility, among other things:

•                  increased the commitment size of the facility from $810 million to $900 million,

•                  extended the maturity date from January 22, 2013 to May 4, 2016,

•                  extended the expiration of the revolving period from January 22, 2013 to May 4, 2015, during which period the Company, subject to certain conditions, may make borrowings under the A&R Revolving Credit Facility,

•                  requires the Company to make certain monthly amortization and other payments after the revolving period,

•                  increased the size of the Letter of Credit sub-facility from $100 million to $125 million,

•                  modified the types of collateral available to the secured parties under the A&R Revolving Credit Facility,

•                  modified certain provisions with respect to testing borrowing base values, and

•                  modified pricing.

Subject to certain exceptions, the stated borrowing rate under the Company’s prior revolving credit facility was based on LIBOR plus an applicable spread of between 2.50% and 4.00% or on an “alternate base rate” (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%) plus an applicable spread of between 1.50% and 3.00%, in each case, based on a pricing grid depending on the Company’s credit ratings.  Subject to certain exceptions, the stated borrowing rate under the A&R Revolving Credit Facility is based on LIBOR plus 2.25% or on an “alternate base rate” (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%) plus 1.25%.  The A&R Revolving Credit Facility continues to be secured by a material portion of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries or investments in certain portfolio companies of the Company) and is guaranteed by certain subsidiaries of the Company.

The A&R Revolving Credit Facility includes an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the facility to a maximum of $1.35 billion.

Under the A&R Revolving Credit Facility, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain asset transfers and restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries, of not less than 2.0:1.0, and (f) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries.  The A&R Revolving Credit Facility also continues to include usual and customary events of default for senior secured revolving credit facilities of this nature.

In addition to the asset coverage ratio described above, borrowings under the A&R Revolving Credit Facility (and the incurrence of certain other permitted debt) will continue to be subject to compliance with a borrowing base that will apply different advance rates to different types of assets in the Company’s portfolio.  Borrowings under the A&R Revolving Credit Facility will also continue to be subject to the leverage restrictions contained in the Investment Company Act of 1940, as amended.

The documents related to the A&R Revolving Credit Facility will be filed as exhibits to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012.

Item 6.  Exhibits.

EXHIBIT INDEX

Number	Description
4.1	Second Supplemental Indenture, dated as of February 2, 2012, relating to the 7.00% Senior Notes due 2022, between Ares Capital Corporation and U.S. Bank National Association, as trustee(1)
4.2	Form of 7.00% Senior Note due 2022(1)
4.3	Indenture, dated as of March 14, 2012, between Ares Capital Corporation and U.S. Bank National Association, as trustee (2)
4.4	Form of 4.875% Convertible Senior Notes due 2017(2)
10.1	Dividend Reinvestment Plan of Ares Capital Corporation(3)
10.2

Amendment No. 4 to the Amended and Restated Sale and Servicing Agreement, dated as of January 18, 2012, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as collateral custodian, trustee and bank(4)

10.3

Loan and Servicing Agreement, dated as of January 20, 2012, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, collateral agent and lender, and U.S. Bank National Association, as collateral custodian and bank(5)

10.4	Purchase and Sale Agreement, dated as of January 20, 2012, between Ares Capital JB Funding LLC, as purchaser, and Ares Capital Corporation, as seller(5)
31.1	Certification by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*                                         Filed herewith

(1)                                  Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on February 2, 2012.

(2)                                  Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Registrant’s Form 8-K (File No. 814-00663), filed on March 14, 2012.

(3)                                  Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-00663), filed on February 27, 2012.

(4)                                 Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 19, 2012.

(5)                                  Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Registrant’s Form 8-K (File No. 814-00663), filed on January 24, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES CAPITAL CORPORATION

Dated: May 8, 2012	By	/s/ MICHAEL J. AROUGHETI
Michael J. Arougheti President

Dated: May 8, 2012	By	/s/ PENNI F. ROLL
Penni F. Roll Chief Financial Officer