Form 10-Q
period 2012-06-30
ARES CAPITAL CORP
filed 2012-08-07
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2012
Common stock, $0.001 par value	222,150,745

ARES CAPITAL CORPORATION

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands, except per share data)

	As of
	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate investments	$3,461,544	$3,060,084
Non-controlled affiliate company investments	329,333	267,324
Controlled affiliate company investments	1,713,936	1,767,098
Total investments at fair value (amortized cost of $5,438,184 and $5,108,663, respectively)	5,504,813	5,094,506
Cash and cash equivalents	101,265	120,782
Interest receivable	101,135	99,078
Receivable for open trades	304	550
Other assets	99,961	72,521
Total assets	$5,807,478	$5,387,437
LIABILITIES
Debt	$2,194,808	$2,073,602
Management and incentive fees payable	98,202	92,496
Accounts payable and other liabilities	38,970	47,691
Interest and facility fees payable	28,999	26,383
Total liabilities	2,360,979	2,240,172
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Common stock, par value $.001 per share, 400,000 common shares authorized 222,151 and 205,130 common shares issued and outstanding, respectively	222	205
Capital in excess of par value	3,657,160	3,390,354
Accumulated overdistributed net investment income	(9,578)	(10,449)
Accumulated net realized loss on investments, foreign currency transactions, extinguishment of debt and other assets	(267,934)	(218,688)
Net unrealized gain (loss) on investments	66,629	(14,157)
Total stockholders’ equity	3,446,499	3,147,265
Total liabilities and stockholders’ equity	$5,807,478	$5,387,437
NET ASSETS PER SHARE	$15.51	$15.34

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest	$77,097	$60,435	$149,360	$122,242
Capital structuring service fees	12,568	13,082	20,445	18,500
Dividend income	3,518	521	7,320	2,036
Management and other fees	332	474	660	628
Other income	4,471	880	7,215	2,116
Total investment income from non- controlled/non-affiliate company investments	97,986	75,392	185,000	145,522

From non-controlled affiliate company investments:
Interest	5,762	8,759	10,259	18,891
Capital structuring service fees	895	—	895	—
Dividend income	323	1,255	639	3,631
Management and other fees	63	188	126	376
Other income	265	62	294	638
Total investment income from non- controlled affiliate company investments	7,308	10,264	12,213	23,536

From controlled affiliate company investments:
Interest	55,183	42,079	111,308	80,700
Capital structuring service fees	7,804	7,113	17,587	12,706
Dividend income	5,097	4,901	10,198	9,801
Management and other fees	4,117	3,939	8,658	7,046
Other income	60	619	329	687
Total investment income from controlled affiliate company investments	72,261	58,651	148,080	110,940

Total investment income	177,555	144,307	345,293	279,998

EXPENSES:
Interest and credit facility fees	35,018	28,593	67,794	58,768
Incentive fees	22,733	41,746	49,119	72,687
Base management fees	20,811	17,414	40,797	34,144
Professional fees	3,548	5,514	7,234	8,146
Administrative fees	2,217	2,459	4,537	4,884
Other general and administrative	2,474	2,911	5,275	5,829
Total expenses	86,801	98,637	174,756	184,458

NET INVESTMENT INCOME BEFORE INCOME TAXES	90,754	45,670	170,537	95,540

Income tax expense, including excise tax	2,853	1,907	5,598	3,954

NET INVESTMENT INCOME	87,901	43,763	164,939	91,586

REALIZED AND UNREALIZED GAINS (LOSSES) FROM INVESTMENTS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	(35,040)	(14,223)	(34,578)	58,189
Non-controlled affiliate company investments	68	1,580	71	(2,016)
Controlled affiliate company investments	(3,925)	6,269	(12,061)	22
Net realized gains (losses)	(38,897)	(6,374)	(46,568)	56,195

Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	33,192	(7,372)	39,209	(20,426)
Non-controlled affiliate company investments	4,038	(9,453)	14,131	(2,906)
Controlled affiliate company investments	7,376	26,817	27,446	55,558
Net unrealized gains	44,606	9,992	80,786	32,226

Net realized and unrealized gains from investments	5,709	3,618	34,218	88,421

REALIZED LOSS ON EXTINGUISHMENT OF DEBT	(2,678)	(10,458)	(2,678)	(19,318)

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$90,932	$36,923	$196,479	$160,689

BASIC AND DILUTED EARNINGS PER COMMON SHARE (Note 9)	$0.41	$0.18	$0.90	$0.79

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING — BASIC AND DILUTED (Note 9)	221,878	204,752	219,461	204,586

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2012

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
AGILE Fund I, LLC (7)(9)	Investment partnership	Member interest (0.50% interest)		4/1/2010	$201	$111	(2)
CIC Flex, LP (9)	Investment partnership	Limited partnership units (0.94 unit)		9/7/2007	2,409	3,608	(2)
Covestia Capital Partners, LP (9)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	1,059	1,135	(2)
Dynamic India Fund IV, LLC (9)	Investment company	Member interest (5.44% interest)		4/1/2010	4,822	3,509	(2)
Firstlight Financial Corporation (6)(9)	Investment company	Senior subordinated loan ($56,570 par due 12/2016)	5.00% PIK	12/31/2006	56,358	63,517	(2)
		Class A common stock (10,000 shares)		12/31/2006	10,000	—	(2)
		Class B common stock (30,000 shares)		12/31/2006	30,000	—	(2)
					96,358	63,517

HCI Equity, LLC (7)(8)(9)	Investment company	Member interest (100.00% interest)		4/1/2010	633	534	(2)
Imperial Capital Private Opportunities, LP (9)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	6,531	5,000	(2)
Ivy Hill Middle Market Credit Fund, Ltd. (7)(8)(9)	Investment company	Subordinated notes ($16 par due 11/2018)	15.00%	11/20/2007	15,515	16,480
		Class B deferrable interest notes ($25,000 par due 11/2018)	6.49% (Libor + 6.00%/Q)	11/20/2007	25,000	23,750
					40,515	40,230

Kodiak Funding, LP (9)	Investment partnership	Limited partnership interest (1.52% interest)		4/1/2010	850	695
Novak Biddle Venture Partners III, L.P. (9)	Investment partnership	Limited partnership interest (2.47% interest)		4/1/2010	83	179	(2)
Partnership Capital Growth Fund I, L.P. (9)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	1,721	4,266	(2)
Partnership Capital Growth Fund III, L.P. (9)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	1,413	1,270	(2)
Senior Secured Loan Fund LLC (7)(10)(18)	Co-investment vehicle	Subordinated certificates ($1,110,027 par due 12/2020)	8.47% (Libor + 8.00%/Q)	10/30/2009	1,099,476	1,125,812
VSC Investors LLC (9)	Investment company	Membership interest (1.95% interest)		1/24/2008	1,398	1,531	(2)
					1,257,469	1,251,397		36.31%
Healthcare-Services
CCS Group Holdings, LLC	Correctional facility healthcare operator	Class A units (601,937 units)		8/19/2010	602	1,054	(2)
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings LLC (6)	Healthcare analysis services	Senior secured loan ($7,209 par due 3/2017)	7.75% (Libor + 6.50%/Q)	3/15/2011	7,209	6,776	(3)(17)
		Senior secured loan ($7,604 par due 3/2017)	7.75% (Libor + 6.50%/Q)	3/15/2011	7,604	7,148	(2)(17)
		Class A common stock (9,679 shares)		6/15/2007	4,000	5,276	(2)
		Class C common stock (1,546 shares)		6/15/2007	—	843	(2)
					18,813	20,043

INC Research, Inc.	Pharmaceutical and biotechnology consulting services	Common stock (1,410,000 shares)		9/27/2010	1,512	1,024	(2)
Magnacare Holdings, Inc., Magnacare Administrative Services, LLC, and Magnacare, LLC	Healthcare professional provider	Senior secured loan ($15,573 par due 3/2018)	9.75% (Libor + 8.75%/Q)	9/15/2010	15,573	15,573	(2)(17)
		Senior secured loan ($43,616 par due 3/2018)	9.75% (Libor + 8.75%/Q)	9/15/2010	43,616	43,616	(3)(17)
		Senior secured loan ($4,956 par due 3/2018)	9.75% (Libor + 8.75%/Q)	9/15/2010	4,956	4,956	(4)(17)

Company(1)	Business Description	Investment	Interest (5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior secured loan ($56,301 par due 3/2018)	9.75% (Libor + 8.75%/Q)	3/16/2012	56,301	56,301	(2)(17)
		Senior secured loan ($15,859 par due 3/2018)	9.75% (Libor + 8.75%/Q)	3/16/2012	15,859	15,859	(3)(17)
					136,305	136,305

MW Dental Holding Corp.	Dental services	Senior secured revolving loan ($1,000 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	1,000	1,000	(2)(17)
		Senior secured loan ($45,563 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	45,563	45,563	(2)(17)
		Senior secured loan ($49,501 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	49,501	49,501	(3)(17)
		Senior secured loan ($9,950 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	9,950	9,950	(4)(17)
					106,014	106,014

Napa Management Services Corporation	Anesthesia management services provider	Senior secured revolving loan ($600 par due 4/2016)	7.50% (Libor + 6.00%/M)	4/15/2011	600	600	(2)(17)
		Senior secured revolving loan ($75 par due 4/2016)	8.25% (Base Rate + 5.00%/Q)	4/15/2011	75	75	(2)(17)
		Senior secured loan ($21,966 par due 4/2016)	7.50% (Libor + 6.00%/M)	4/15/2011	21,668	21,966	(2)(17)
		Senior secured loan ($28,875 par due 4/2016)	7.50% (Libor + 6.00%/Q)	4/15/2011	28,875	28,875	(3)(17)
		Common units (5,000 units)		4/15/2011	5,000	5,692	(2)
					56,218	57,208

NS Merger Sub. Inc. and NS Holdings, Inc.	Healthcare technology provider	Senior subordinated loan ($579 par due 6/2017)	13.50%	6/21/2010	579	579	(2)
		Senior subordinated loan ($50,000 par due 6/2017)	13.50%	6/21/2010	50,000	50,000	(3)
		Common stock (2,500,000 shares)		6/21/2010	2,500	3,015	(2)
					53,079	53,594

OnCURE Medical Corp.	Radiation oncology care provider	Common stock (857,143 shares)		8/18/2006	3,000	707	(2)
Passport Health Communications, Inc., Passport Holding Corp. and Prism Holding Corp.	Healthcare technology provider	Series A preferred stock (1,594,457 shares)		7/30/2008	11,156	10,144	(2)
		Common stock (16,106 shares)		7/30/2008	100	—	(2)
					11,256	10,144

PG Mergersub, Inc. and PGA Holdings, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Junior secured loan ($45,000 par due 10/2018)	8.25% (Libor + 7.00%/S)	4/19/2012	45,000	45,000	(2)(17)
		Preferred stock (333 shares)		3/12/2008	125	16	(2)
		Common stock (16,667 shares)		3/12/2008	167	786	(2)
					45,292	45,802

PRA Holdings, Inc.	Drug testing services	Senior secured loan ($11,330 par due 12/2014)	4.25% (Libor + 4.00%/M)	12/14/2007	11,081	11,103	(4)
		Senior secured loan ($12,000 par due 12/2014)	4.25% (Libor + 4.00%/M)	12/14/2007	11,732	11,760	(2)
					22,813	22,863

RCHP, Inc.	Operator of general acute care hospitals	Junior secured loan ($15,000 par due 5/2019)	11.50% (Libor + 10.00%/Q)	11/4/2011	15,000	15,000	(2)(17)
		Junior secured loan ($50,000 par due 5/2019)	11.50% (Libor + 10.00%/Q)	11/4/2011	50,000	50,000	(3)(17)
					65,000	65,000

Reed Group, Ltd.	Medical disability management services provider	Senior secured revolving loan ($1,482 par due 12/2013)		4/1/2010	1,080	1,260	(2)(16)
		Senior secured loan ($12,753 par due 12/2013)		4/1/2010	9,285	10,840	(2)(16)

Company(1)	Business Description	Investment	Interest (5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior secured loan ($27,528 par due 12/2013)		4/1/2010	16,658	1,533	(2)(16)
		Equity interests		4/1/2010	203	—	(2)
					27,226	13,633

Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	Senior secured loan ($6,000 par due 7/2015)	11.00% (11.00%/Q)	6/28/2012	5,962	6,000	(2)
		Warrants to purchase up to 99,094 shares of series C preferred stock		6/28/2012	38	38	(2)
					6,000	6,038

Soteria Imaging Services, LLC (6)	Outpatient medical imaging provider	Junior secured loan ($2,809 par due 11/2010)		4/1/2010	2,326	1,683	(2)(16)
		Preferred member units (1,823,179 units)		4/1/2010	—	—	(2)
					2,326	1,683

Sunquest Information Systems, Inc.	Laboratory software solutions provider	Junior secured loan ($67,000 par due 6/2017)	9.75% (Libor + 8.50%/Q)	12/16/2010	67,000	67,000	(2)(17)
		Junior secured loan ($58,000 par due 6/2017)	9.75% (Libor + 8.50%/Q)	12/16/2010	58,000	58,000	(3)(17)
					125,000	125,000

U.S. Renal Care, Inc.	Dialysis provider	Senior secured loan ($7,406 par due 12/2016)	6.25% (Libor + 3.00%/Q)	6/9/2011	7,369	7,406	(2)(17)
		Senior subordinated loan ($51,081 par due 6/2018)	11.25% Cash, 2.00% PIK	5/24/2010	51,081	53,124	(3)
					58,450	60,530

Vantage Oncology, Inc.	Radiation oncology care provider	Common stock (62,157 shares)		2/3/2011	4,670	4,560	(2)
					743,576	731,202		21.22%
Education
American Academy Holdings, LLC	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	Senior secured loan ($16,177 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	16,177	16,177	(2)(17)
		Senior secured loan ($54,633 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	54,633	54,633	(3)(17)
		Senior secured loan ($4,927 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	4,927	4,927	(4)(17)
					75,737	75,737

Campus Management Corp. and Campus Management Acquisition Corp. (6)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10,520	13,330	(2)
Community Education Centers, Inc.	Offender re-entry and in-prison treatment services provider	Senior secured loan ($16,429 par due 12/2014)	6.25% (Libor + 5.25%/Q)	12/10/2010	16,429	16,429	(2)(15)(17)
		Senior secured loan ($714 par due 12/2014)	7.50% (Base Rate + 4.25%/M)	12/10/2010	714	714	(2)(15)(17)
		Junior secured loan ($42,263 par due 12/2015)	15.47% (Libor + 11.47% Cash, 4.00% PIK /Q)	12/10/2010	42,263	38,036	(2)
		Warrants to purchase up to 578,427 shares		12/10/2010	—	—	(2)
					59,406	55,179

eInstruction Corporation	Developer, manufacturer and retailer of educational products	Junior secured loan ($17,000 par due 7/2014)		4/1/2010	15,257	372	(2)(16)
		Senior subordinated loan ($29,545 par due 1/2015)		4/1/2010	24,151	—	(2)(16)
		Common stock (2,406 shares)		4/1/2010	926	—	(2)
					40,334	372

ELC Acquisition Corp., ELC Holdings Corporation, and	Developer, manufacturer and retailer of educational	Preferred stock (99,492 shares)	12.00% PIK	8/1/2011	10,149	8,934	(2)

Company(1)	Business Description	Investment	Interest (5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Excelligence Learning Corporation (6)	products
		Common stock (50,800 shares)		8/1/2011	51	—	(2)
					10,200	8,934

Infilaw Holding, LLC	Operator of for-profit law schools	Senior secured loan ($28,847 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	28,847	28,847	(3)(17)
		Series A preferred units (126,928 units)	9.50% (Libor + 8.50%/Q)	8/25/2011	126,928	126,928	(2)(17)
					155,775	155,775

Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	Series B preferred stock (1,750,000 shares)		8/5/2010	5,000	6,628	(2)
		Series C preferred stock (2,512,586 shares)		6/7/2010	689	949	(2)
		Common stock (20 shares)		6/7/2010	—	—	(2)
					5,689	7,577

Lakeland Tours, LLC	Educational travel provider	Senior secured revolving loan ($13,875 par due 12/2016)	6.00% (Libor + 4.50%/S)	10/4/2011	13,875	13,875	(2)(17)
		Senior secured revolving loan ($7,875 par due 12/2016)	6.75% (Base Rate + 3.50%/Q)	10/4/2011	7,875	7,875	(2)(17)
		Senior secured loan ($10,512 par due 12/2016)	6.00% (Libor + 4.50%/M)	10/4/2011	10,481	10,512	(2)(14)(17)
		Senior secured loan ($53,765 par due 12/2016)	10.00% (Libor + 8.50%/M)	10/4/2011	53,608	53,765	(2)(17)
		Senior secured loan ($9,303 par due 12/2016)	6.00% (Libor + 4.50%/M)	10/4/2011	9,275	9,303	(3)(14)(17)
		Senior secured loan ($40,362 par due 12/2016)	10.00% (Libor + 8.50%/M)	10/4/2011	40,243	40,362	(3)(17)
		Senior secured loan ($1,861 par due 12/2016)	6.00% (Libor + 4.50%/M)	10/4/2011	1,855	1,861	(4)(14)(17)
		Senior secured loan ($8,072 par due 12/2016)	10.00% (Libor + 8.50%/M)	10/4/2011	8,048	8,072	(4)(17)
		Common stock (5,000 shares)		10/4/2011	5,000	4,750	(2)
					150,260	150,375

R3 Education, Inc. and EIC Acquisitions Corp.	Medical school operator	Senior secured loan ($3,442 par due 4/2013)	9.00% (Libor + 6.00%/Q)	9/21/2007	3,442	8,688	(2)(17)
		Senior secured loan ($6,940 par due 4/2013)	13.00% PIK	12/8/2009	5,168	17,516	(2)
		Preferred stock (8,800 shares)		7/30/2008	2,200	1,760	(2)
		Common membership interest (26.27% interest)		9/21/2007	15,800	25,156	(2)
		Warrants to purchase up to 27,890 shares		12/8/2009	—	—	(2)
					26,610	53,120
					534,531	520,399		15.10%
Restaurants and Food Services
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($1,868 par due 11/2013)	6.50% (Libor + 3.50%/Q)	11/27/2006	1,868	1,868	(2)(17)
		Senior secured loan ($7,060 par due 11/2013)	6.50% (Libor + 3.50%/Q)	11/27/2006	7,060	7,060	(2)(17)
		Senior secured loan ($11,200 par due 11/2014)	12.50% (Libor + 9.50%/Q)	11/27/2006	11,203	11,200	(3)(17)
		Senior secured loan ($9,338 par due 11/2014)	12.50% (Libor + 9.50%/Q)	11/27/2006	9,338	9,338	(2)(17)
		Promissory note ($14,897 par due 11/2016)		11/27/2006	14,887	17,724	(2)
		Warrants to purchase up to 0.61 shares		6/1/2006	—	1,897	(2)
					44,356	49,087

Hojeij Branded Foods, Inc.	Airport restaurant operator	Senior secured loan ($4,000 par due 2/2017)	10.25% (Base Rate + 7.00%/Q)	2/15/2012	4,000	3,920	(2)(17)
		Senior secured loan ($15,000 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	14,370	14,700	(2)(17)

Company(1)	Business Description	Investment	Interest (5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrants to purchase up to 324 shares of Class A common stock		2/15/2012	669	808	(2)
		Warrants to purchase up to 7.5% of membership interest		2/15/2012	—	—	(2)
					19,039	19,428

Orion Foods, LLC (fka Hot Stuff Foods, LLC) (7)	Convenience food service retailer	Senior secured revolving loan ($9,800 par due 9/2014)	10.75% (Base Rate + 7.50%/M)	4/1/2010	9,800	9,800	(2)(17)
		Senior secured loan ($33,697 par due 9/2014)	10.00% (Libor + 8.50%/Q)	4/1/2010	33,697	33,697	(3)(17)
		Junior secured loan ($37,552 par due 9/2014)	14.00%	4/1/2010	26,397	20,370	(2)
		Preferred units (10,000 units)		10/28/2010	—	—	(2)
		Class A common units (25,001 units)		4/1/2010	—	—	(2)
		Class B common units (1,122,452 units)		4/1/2010	—	—	(2)
					69,894	63,867

OTG Management, Inc.	Airport restaurant operator	Senior secured revolving loan ($937 par due 8/2016)	8.50% (Libor + 7.00%/Q)	8/9/2011	937	937	(2)(17)
		Senior secured loan ($22,437 par due 8/2016)	8.50% (Libor + 7.00%/Q)	8/9/2011	22,437	22,437	(2)(17)
		Junior secured loan ($29,285 par due 8/2016)	14.50% (Libor + 13.00%/M)	8/9/2011	29,285	29,285	(2)(17)
		Junior secured loan ($2,143 par due 8/2016)	14.50% (Libor + 13.00%/M)	8/9/2011	2,143	2,143	(2)(17)
		Junior secured loan ($6,000 par due 8/2016)	15.25% (Base Rate + 12.00%/Q)	8/9/2011	6,000	6,000	(2)(17)
		Common units (3,000,000 units)		1/5/2011	3,000	2,801	(2)
		Warrants to purchase up to 189,857 shares of common stock		6/19/2008	100	4,877	(2)
					63,902	68,480

Restaurant Holding Company, LLC	Fast food restaurant operator	Senior secured loan ($1,903 par due 2/2017)	9.75% (Base Rate + 6.50%/Q)	2/15/2012	1,867	1,903	(2)(17)
		Senior secured loan ($51,097 par due 2/2017)	9.00% (Libor + 7.50%/M)	2/15/2012	50,148	51,097	(2)(17)
		Senior secured loan ($431 par due 2/2017)	9.75% (Base Rate + 6.50%/Q)	2/15/2012	422	431	(3)(17)
		Senior secured loan ($11,569 par due 2/2017)	9.00% (Libor + 7.50%/M)	2/15/2012	11,345	11,569	(3)(17)
		Senior secured loan ($359 par due 2/2017)	9.75% (Base Rate + 6.50%/Q)	2/15/2012	352	359	(4)(17)
		Senior secured loan ($9,641 par due 2/2017)	9.00% (Libor + 7.50%/M)	2/15/2012	9,457	9,641	(4)(17)
					73,591	75,000

S.B. Restaurant Company	Restaurant owner and operator	Senior secured loan ($34,173 par due 7/2012)	13.00% (Libor + 11.00% Cash, 2.00% PIK /Q)	4/1/2010	33,899	34,173	(2)(17)
		Preferred stock (46,690 shares)		4/1/2010	—	—	(2)
		Warrants to purchase up to 257,429 shares of common stock		4/1/2010	—	—	(2)
					33,899	34,173

Vistar Corporation and Wellspring Distribution Corp.	Food service distributor	Junior secured loan ($50,250 par due 5/2015)	11.00%	5/23/2008	49,402	50,250	(2)
		Junior secured loan ($50,000 par due 5/2015)	11.00%	5/23/2008	49,653	50,000	(3)
		Class A non-voting common stock (1,366,120 shares)		5/3/2008	7,500	7,247	(2)
					106,555	107,497
					411,236	417,532		12.12%
Business Services
Aviation Properties Corporation (7)	Aviation services	Common stock (100 shares)		4/1/2010	—	—	(2)

Company(1)	Business Description	Investment	Interest (5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Cast & Crew Payroll, LLC	Payroll services provider to the entertainment industry	Senior secured loan ($70,000 par due 6/2017)	8.50% (Libor + 7.00%/Q)	6/13/2012	70,000	70,000	(2)(17)
		Senior secured loan ($10,000 par due 6/2017)	8.50% (Libor + 7.00%/Q)	6/13/2012	10,000	10,000	(4)(17)
					80,000	80,000

CIBT Investment Holdings, LLC	Expedited travel document processing services	Class A shares (2,500 shares)		12/15/2011	2,500	2,886	(2)
CitiPostal Inc. (7)	Document storage and management services	Senior secured revolving loan ($1,400 par due 12/2013)	6.75% (Base Rate + 3.25%/Q)	4/1/2010	1,400	1,400	(2)(17)
		Senior secured loan ($513 par due 12/2013)	8.50% Cash, 5.50% PIK	4/1/2010	513	513	(2)
		Senior secured loan ($52,594 par due 12/2013)	8.50% Cash, 5.50% PIK	4/1/2010	52,594	52,594	(3)
		Senior subordinated loan ($15,911 par due 12/2015)		4/1/2010	13,038	2,109	(2)(16)
		Common stock (37,024 shares)		4/1/2010	—	—
					67,545	56,616

Cornerstone Records Management, LLC	Physical records storage and management service provider	Senior secured loan ($18,573 par due 8/2016)	8.50% (Libor + 7.00%/M)	8/12/2011	18,573	18,202	(2)(17)
Coverall North America, Inc.	Commercial janitorial service provider	Subordinated notes ($9,529 par due 2/2016)	10.00% Cash, 2.00% PIK	2/22/2011	9,529	9,529	(2)
Diversified Collections Services, Inc.	Collections services	Common stock (478,816 shares)		4/1/2010	1,478	4,319	(2)
		Common stock (128,931 shares)		2/5/2005	306	1,163	(2)
					1,784	5,482

HCP Acquisition Holdings, LLC (7)	Healthcare compliance advisory services	Class A units (12,287,082 units)		6/26/2008	12,287	3,437	(2)
Impact Innovations Group, LLC	IT consulting and outsourcing services	Member interest (50.00% interest)		4/1/2010	—	200
Investor Group Services, LLC (6)	Business consulting for private equity and corporate clients	Limited liability company membership interest (10.00% interest)		6/22/2006	—	1,009
Itel Laboratories, Inc.	Data services provider for building materials to property insurance industry	Senior secured revolving loan ($175 par due 6/2018)	6.25% (Libor + 5.00%/Q)	6/29/2012	175	175	(2)(17)
		Senior secured loan ($22,350 par due 6/2018)	7.00% (Base Rate + 3.75%/Q)	6/29/2012	22,350	22,350	(2)(17)
		Preferred units (1,798,391 units)		6/29/2012	1,000	1,000	(2)
					23,525	23,525

Multi-Ad Services, Inc. (6)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	788	2,329	(2)
		Common units (1,725,280 units)		4/1/2010	—	—	(2)
					788	2,329

MVL Group, Inc. (7)	Marketing research provider	Senior secured revolving loan ($940 par due 6/2012)	4.75% (Base Rate + 1.50%/M)	6/28/2012	940	940	(2)
		Senior secured loan ($22,772 par due 7/2012)	12.00%	4/1/2010	22,772	22,772	(2)
		Senior subordinated loan ($36,306 par due 7/2012)	12.00% Cash, 2.50% PIK	4/1/2010	35,737	28,716	(2)
		Junior subordinated loan ($144 par due 7/2012)	10.00%	4/1/2010	—	—	(2)
		Common stock (560,716 shares)		4/1/2010	—	—	(2)
					59,449	52,428

Pillar Processing LLC and PHL Holding Co. (6)	Mortgage services	Senior secured loan ($11,600 par due 11/2013)		7/31/2008	11,473	10,672	(2)(16)
		Senior secured loan ($7,375 par due 5/2014)		11/20/2007	7,375	757	(2)(16)
		Common stock (85 shares)		11/20/2007	3,768	—	(2)(16)
					22,616	11,429

Company(1)	Business Description	Investment	Interest (5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Powersport Auctioneer Holdings, LLC	Powersport vehicle auction operator	Common Units (1,972 units)		3/2/2012	1,000	915	(2)
Prommis Holdings, LLC	Bankruptcy and foreclosure processing services	Class B common units (1,727 units)		6/12/2012	—	—	(2)
Promo Works, LLC	Marketing services	Senior secured loan ($8,655 par due 12/2013)		4/1/2010	3,738	2,281	(2)(16)
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	89	(2)
Summit Business Media Parent Holding Company LLC	Business media consulting services	Limited liability company membership interest (22.99% interest)		5/20/2011	—	757	(2)
Tradesmen International, Inc.	Construction labor support	Junior secured loan ($3,126 par due 5/2014)	13.00% Cash, 1.00% PIK	4/1/2010	2,599	3,126	(2)
		Warrants to purchase up to 771,036 shares		4/1/2010	—	7,279
					2,599	10,405

Tripwire, Inc.	IT security software provider	Senior secured loan ($20,000 par due 5/2018)	6.00% (Libor + 4.75%/Q)	5/23/2011	20,000	20,000	(2)(17)
		Senior secured loan ($50,000 par due 5/2018)	6.00% (Libor + 4.75%/Q)	5/23/2011	50,000	50,000	(3)(17)
		Senior secured loan ($10,000 par due 5/2018)	6.00% (Libor + 4.75%/Q)	5/23/2011	10,000	10,000	(4)(17)
		Class A common stock (2,970 shares)		5/23/2011	2,970	6,727	(2)
		Class B common stock (2,655,638 shares)		5/23/2011	30	68	(2)
					83,000	86,795

Venturehouse-Cibernet Investors, LLC	Financial settlement services for intercarrier wireless roaming	Equity interest		4/1/2010	—	—	(2)
VSS-Tranzact Holdings, LLC (6)	Management consulting services	Series B preferred units (854 units)		11/7/2011	867	921
		Common membership interest (8.54% interest)		10/26/2007	10,204	388
		Warrants to purchase up to 4,206 units		11/7/2011	—	191
					11,071	1,500
					400,254	369,814		10.73%
Financial Services
AllBridge Financial, LLC (7)	Asset management services	Equity interests		4/1/2010	8,435	11,009	(2)
Callidus Capital Corporation (7)	Asset management services	Common stock (100 shares)		4/1/2010	3,000	1,005
Ciena Capital LLC (7)	Real estate and small business loan servicer	Senior secured revolving loan ($14,000 par due 12/2013)	6.00%	11/29/2010	14,000	14,000	(2)
		Senior secured loan ($32,000 par due 12/2015)	12.00%	11/29/2010	32,000	32,000	(2)
		Equity interests		11/29/2010	53,374	21,622	(2)
					99,374	67,622

Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28,000 par due 5/2018)	12.75%	5/10/2012	28,000	28,000	(2)
Cook Inlet Alternative Risk, LLC	Risk management services	Senior subordinated loan ($3,250 par due 9/2015)	9.00%	9/30/2011	3,250	3,250	(2)
Financial Pacific Company	Commercial finance leasing	Preferred stock (6,500 shares)	8.00% PIK	10/13/2010	5,181	8,453	(2)
		Common stock (650,000 shares)		10/13/2010	—	—	(2)
					5,181	8,453

Imperial Capital Group LLC	Investment services	Class A common units (7,710 units)		5/10/2007	14,997	21,100	(2)
		2006 Class B common units (2,526 units)		5/10/2007	3	4	(2)
		2007 Class B common units (315 units)		5/10/2007	—	—	(2)
					15,000	21,104

Ivy Hill Asset Management, L.P. (7)(9)	Asset management services	Member interest (100.00% interest)		6/15/2009	112,876	204,977

Company(1)	Business Description	Investment	Interest (5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					275,116	345,420		10.02%
Consumer Products- Non-durable
Gilchrist & Soames, Inc.	Personal care manufacturer	Senior secured revolving loan ($3,500 par due 10/2013)	6.25% (Libor + 5.00%/Q)	4/1/2010	3,500	3,500	(2)(17)
		Senior secured loan ($21,941 par due 10/2013)	13.44%	4/1/2010	21,564	20,844	(2)
					25,064	24,344

Implus Footcare, LLC	Provider of footwear and other accessories	Preferred stock (455 shares)	6.00% PIK	10/31/2011	4,729	4,729	(2)
		Common stock (455 shares)		10/31/2011	455	357	(2)
					5,184	5,086

Insight Pharmaceuticals Corporation (6)	OTC drug products manufactuer	Junior secured loan ($25,000 par due 8/2017)	13.25% (Libor + 11.75%/Q)	8/26/2011	24,756	24,500	(3)(17)
		Class A common stock (155,000 shares)		8/26/2011	6,035	8,950	(2)
		Class B common stock (155,000 shares)		8/26/2011	6,035	8,950	(2)
					36,826	42,400

Making Memories Wholesale, Inc. (7)	Scrapbooking branded products manufacturer	Senior secured revolving loan ($2,250 par due 8/2014)		8/21/2009	2,229	805	(2)(16)
		Common stock (100 shares)		8/21/2009	—	—	(2)
					2,229	805

Matrixx Initiatives, Inc. and Wonder Holdings Acquisition Corp.	Developer and marketer of over-the-counter healthcare products	Senior secured revolving loan ($5,500 par due 6/2016)	13.00% (Libor + 12.00%/Q)	6/30/2011	5,500	5,060	(2)(17)
		Senior secured loan ($40,375 par due 6/2016)	13.00% (Libor + 12.00%/Q)	6/30/2011	40,144	37,145	(3)(17)
		Warrants to purchase up to 1,654,678 shares of common stock		7/27/2011	—	—	(2)
		Warrants to purchase up to 1,489 shares of preferred stock		7/27/2011	—	335	(2)
					45,644	42,540

Oak Parent, Inc.	Manufacturer of athletic apparel	Senior secured loan ($57,000 par due 4/2018)	8.00% (Libor + 7.00%/Q)	4/2/2012	56,742	57,000	(2)(17)
		Senior secured loan ($10,000 par due 4/2018)	8.00% (Libor + 7.00%/Q)	4/2/2012	9,954	10,000	(4)(17)
					66,696	67,000

The Step2 Company, LLC	Toy manufacturer	Junior secured loan ($27,000 par due 4/2015)	10.00%	4/1/2010	25,922	27,000	(2)
		Junior secured loan ($31,971 par due 4/2015)	10.00% Cash, 5.00% PIK	4/1/2010	30,839	28,134	(2)
		Common units (1,116,879 units)		4/1/2010	24	9	(2)
		Warrants to purchase up to 3,157,895 units		4/1/2010	—	25	(2)
					56,785	55,168

The Thymes, LLC (7)	Cosmetic products manufacturer	Preferred units (6,283 units)	8.00% PIK	6/21/2007	5,952	6,672
		Common units (5,400 units)		6/21/2007	—	1,071	(2)
					5,952	7,743

Woodstream Corporation	Pet products manufacturer	Senior secured loan ($3,000 par due 8/2014)	6.50% (Libor + 5.00%/Q)	4/18/2012	3,000	3,000	(2)(17)
		Senior secured loan ($15,000 par due 8/2014)	6.50% (Libor + 5.00%/Q)	4/18/2012	15,000	15,000	(4)(17)
		Senior subordinated loan ($45,000 par due 2/2015)	12.00%	1/22/2010	41,013	45,000	(2)
		Common stock (4,254 shares)		1/22/2010	1,222	3,320	(2)
					60,235	66,320

Company(1)	Business Description	Investment	Interest (5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					304,615	311,406		9.04%
Containers-Packaging
ICSH, Inc.	Industrial container manufacturer, reconditioner and servicer	Senior secured loan ($131 par due 8/2016)	8.00% (Base Rate + 7.00%/Q)	8/31/2011	131	131	(2)(17)
		Senior secured loan ($50,886 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	50,886	50,886	(2)(17)
		Senior secured loan ($49,618 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	49,618	49,618	(3)(17)
		Senior secured loan ($14,949 par due 8/2016)	8.00% (Base Rate + 7.00%/Q)	8/31/2011	14,949	14,949	(4)(17)
					115,584	115,584

Microstar Logistics LLC	Keg management solutions provider	Junior secured loan ($60,000 par due 8/2016)	10.00% (Libor + 9.00%/Q)	8/5/2011	60,000	60,000	(2)(17)
		Junior secured loan ($50,000 par due 8/2016)	10.00% (Libor + 9.00%/Q)	8/5/2011	50,000	50,000	(3)(17)
					110,000	110,000

Pregis Corporation, Pregis Intellipack Corp. and Pregis Innovative Packaging Inc.	Provider of a broad range of highly-customized, tailored protective packaging solutions	Senior secured loan ($1,000 par due 3/2017)	7.75% (Libor + 6.25%/M)	4/25/2012	1,000	1,000	(2)(17)
					226,584	226,584		6.58%
Services-Other
Competitor Group, Inc.	Endurance sports media and event operator	Senior secured loan ($29,489 par due 1/2017)	9.50% (Libor + 8.00%/Q)	1/30/2012	29,489	29,489	(2)(17)
		Senior secured loan ($4,969 par due 1/2017)	9.50% (Libor + 8.00%/Q)	1/30/2012	4,969	4,969	(4)(17)
					34,458	34,458

McKenzie Sports Products, LLC	Designer, manufacturer and distributor of taxidermy forms and supplies	Senior secured loan ($21,784 par due 3/2017)	7.00% (Libor + 5.50%/S)	3/30/2012	21,784	21,784	(2)(17)
		Senior secured loan ($161 par due 3/2017)	7.75% (Base Rate + 4.50%/M)	3/30/2012	161	161	(2)(17)
		Senior secured loan ($9,902 par due 3/2017)	7.00% (Libor + 5.50%/S)	3/30/2012	9,902	9,902	(4)(17)
		Senior secured loan ($73 par due 3/2017)	7.75% (Base Rate + 4.50%/M)	3/30/2012	73	73	(4)(17)
					31,920	31,920

The Dwyer Group (6)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($25,303 par due 6/2018)	12.00% Cash, 1.50% PIK	12/22/2010	25,303	25,303	(2)
		Series A preferred units (13,292,377 units)	8.00% PIK	12/22/2010	6,089	12,439	(2)
					31,392	37,742

Wash Multifamily Laundry Systems, LLC (fka Web Services Company, LLC)	Laundry service and equipment provider	Senior secured loan ($27,325 par due 8/2014)	7.00% (Base Rate + 3.75%/Q)	6/26/2012	27,220	27,325	(2)(17)
		Junior secured loan ($40,000 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	40,000	40,000	(2)(17)
		Junior secured loan ($50,000 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	50,000	50,000	(3)(17)
					117,220	117,325
					214,990	221,445		6.43%
Manufacturing
Component Hardware Group, Inc.	Commercial equipment	Junior secured loan ($3,154 par due 12/2014)	7.00% Cash, 3.00% PIK	8/4/2010	3,154	3,154	(2)
		Senior subordinated loan ($10,866 par due 12/2014)	7.50% Cash, 5.00% PIK	4/1/2010	7,606	10,866	(2)
		Warrants to purchase up to 1,462,500 shares of common stock		8/4/2010	—	4,213	(2)
					10,760	18,233

HOPPY Holdings Corp.	Automotive and recreational vehicle aftermarket products	Senior secured loan ($13,238 par due 6/2016)	5.00% (Libor + 3.75%/M)	6/3/2011	13,238	12,973	(4)(17)

Company(1)	Business Description	Investment	Interest (5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
MWI Holdings, Inc.	Highly engineered springs, fastners, and other precision components	Senior secured loan ($38,274 par due 6/2017)	10.00% (Libor + 8.00%/Q)	6/15/2011	38,274	38,274	(2)(17)
		Senior secured loan ($10,000 par due 6/2017)	10.00% (Libor + 8.00%/Q)	6/15/2011	10,000	10,000	(4)(17)
					48,274	48,274

NetShape Technologies, Inc.	Metal precision engineered components	Senior secured revolving loan ($648 par due 2/2013)	4.21% (Libor + 3.75%/Q)	4/1/2010	197	549	(2)
					197	549

Protective Industries, Inc.	Plastic protection products	Senior secured revolving loan ($233 par due 5/2016)	6.25% (Base Rate + 3.00%/M)	5/23/2011	233	229	(2)(17)
		Senior secured revolving loan ($933 par due 5/2016)	5.75% (Libor + 4.25%/M)	5/23/2011	933	915	(2)(17)
		Senior secured loan ($5,561 par due 5/2017)	5.75% (Libor + 4.25%/M)	5/23/2011	5,561	5,449	(2)(17)
		Senior secured loan ($14 par due 5/2017)	6.25% (Base Rate + 3.00%/M)	5/23/2011	14	14	(2)(17)
		Senior subordinated loan ($746 par due 5/2018)	8.00% Cash, 7.25% PIK	5/23/2011	746	746	(2)
		Preferred stock (2,379,361 shares)		5/23/2011	2,307	3,759	(2)
					9,794	11,112

Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1,000	—	(2)
Sigma International Group, Inc.	Water treatment parts	Junior secured loan ($4,151 par due 4/2014)	10.00% (Libor + 5.00% Cash, 5.00% PIK /A)	7/8/2011	4,151	3,487	(2)(17)
SSH Environmental Industries, Inc. and SSH Non-Destructive Testing, Inc.	Magnetic sensors and supporting sensor products	Senior secured loan ($11,867 par due 12/2016)	9.00% (Libor + 7.50%/Q)	3/23/2012	11,640	11,867	(2)(17)
WP CPP Holdings, LLC	Precision engineered castings	Senior secured loan ($10,743 par due 10/2017)	8.50% (Libor + 7.00%/M)	10/11/2011	10,696	10,743	(2)(17)
		Senior secured loan ($49,749 par due 10/2017)	8.50% (Libor + 7.00%/M)	10/11/2011	49,511	49,749	(3)(17)
		Senior secured loan ($9,975 par due 10/2017)	8.50% (Libor + 7.00%/M)	10/11/2011	9,929	9,975	(4)(17)
					70,136	70,467
					169,190	176,962		5.14%
Consumer Products- Durable
Bushnell Inc.	Sports optics manufacturer	Senior secured loan ($22,886 par due 8/2015)	6.00% (Libor + 4.50%/Q)	4/30/2012	22,886	22,657	(2)(17)
		Senior secured loan ($26,685 par due 8/2015)	5.75% (Libor + 4.25%/Q)	4/19/2012	26,551	26,285	(2)(17)
		Junior secured loan ($56,325 par due 2/2016)	9.00% (Libor + 7.50%/Q)	4/1/2010	49,584	55,198	(2)(17)
		Junior secured loan ($43,675 par due 2/2016)	9.50% (Libor + 8.00%/Q)	4/30/2012	43,675	43,238	(2)(17)
					142,696	147,378
					142,696	147,378		4.28%
Grocery
Grocery Outlet Inc.	Value grocery retailer	Senior secured loan ($30,000 par due 12/2017)	10.50% (Libor + 9.00%/Q)	12/15/2011	30,000	30,000	(2)(17)
		Senior secured loan ($1,185 par due 12/2017)	11.25% (Base Rate + 8.00%/Q)	12/15/2011	1,185	1,185	(2)(17)
		Senior secured loan ($47,619 par due 12/2017)	10.50% (Libor + 9.00%/Q)	12/15/2011	47,619	47,619	(3)(17)
		Senior secured loan ($1,881 par due 12/2017)	11.25% (Base Rate + 8.00%/Q)	12/15/2011	1,881	1,881	(3)(17)
		Senior secured loan ($9,524 par due 12/2017)	10.50% (Libor + 9.00%/Q)	12/15/2011	9,524	9,524	(4)(17)
		Senior secured loan ($376 par due 12/2017)	11.25% (Base Rate + 8.00%/Q)	12/15/2011	376	376	(4)(17)
					90,585	90,585
					90,585	90,585		2.63%
Telecommunications
American Broadband Communications, LLC, American Broadband Holding Company and Cameron Holdings of NC, Inc.	Broadband communication services	Senior secured loan ($8,077 par due 9/2013)	7.50% (Libor + 5.50%/Q)	9/1/2010	8,077	8,077	(2)(17)

Company(1)	Business Description	Investment	Interest (5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior subordinated loan ($10,634 par due 11/2014)	12.00% Cash, 2.00% PIK	9/1/2010	10,634	10,208	(2)
		Senior subordinated loan ($22,816 par due 11/2014)	10.00% Cash, 4.00% PIK	11/7/2007	22,816	21,904	(2)
		Senior subordinated loan ($33,762 par due 11/2014)	12.00% Cash, 2.00% PIK	11/7/2007	33,762	32,412	(3)
		Warrants to purchase up to 378 shares		11/7/2007	—	808	(2)
		Warrants to purchase up to 200 shares		9/1/2010	—	427	(2)
					75,289	73,836

Dialog Telecom LLC	Broadband communication services	Senior secured loan ($16,476 par due 12/2013)	12.00% (Libor + 10.50% Cash, 1.50% PIK /Q)	6/20/2011	16,476	16,476	(2)(17)
Startec Equity, LLC (7)	Communication services	Member interest		4/1/2010	—	—	(2)
					91,765	90,312		2.62%
Retail
Direct Buy Holdings, Inc. and Direct Buy Investors, LP (6)	Membership based buying club franchisor and operator	Limited partnership interest (66,667 shares)		4/1/2010	2,594	—	(2)
		Limited partnership interest (83,333 shares)		11/30/2007	8,333	—	(2)
					10,927	—

Fulton Holdings Corp.	Airport restaurant operator	Senior secured loan ($40,000 par due 5/2016)	12.50%	5/28/2010	40,000	40,000	(3)(12)
		Common stock (19,672 shares)		5/28/2010	1,967	1,563	(2)
					41,967	41,563

Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Common stock (1,218,481 shares)		8/8/2006	4,909	19,834	(2)
Things Remembered Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($15,000 par due 5/2018)	8.00% (Libor + 6.50%/Q)	5/24/2012	15,000	15,000	(2)(17)
		Senior secured loan ($10,000 par due 5/2018)	8.00% (Libor + 6.50%/Q)	5/24/2012	10,000	10,000	(4)(17)
					25,000	25,000
					82,803	86,397		2.51%
Energy
EquiPower Resources Holdings, LLC	Gas-fired power generation facilities operator	Junior secured loan ($22,500 par due 6/2019)	10.00% (Libor + 8.50%/Q)	6/27/2012	22,050	22,050	(2)(17)
La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Junior secured loan ($59,000 par due 8/2018)	10.25% (Libor + 8.75%/Q)	8/9/2011	57,840	56,050	(2)(17)
USG Nevada LLC	Geothermal, renewable energy, developer for electrical power and direct uses	Junior secured loan ($7,500 par due 6/2012)	11.97% (Libor + 11.50%/Q)	11/10/2011	7,500	7,500	(2)
					87,390	85,600		2.48%
Aerospace and Defense
PRV Aerospace, LLC	Aerospace precision components manufacturer	Senior secured loan ($8,500 par due 5/2018)	6.50% (Libor + 5.25%/Q)	5/15/2012	8,416	8,500	(4)(17)
		Junior secured loan ($68,000 par due 5/2019)	10.50% (Libor + 9.25%/Q)	5/10/2012	68,000	68,000	(2)(17)
					76,416	76,500

Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	99	99	(2)
		Common stock (1,885,195 shares)		1/17/2008	2,291	2,093	(2)
					2,390	2,192
					78,806	78,692		2.28%
Oil and Gas
Geotrace Technologies, Inc.	Reservoir processing, development	Warrants to purchase up to 69,978 shares of common stock		4/1/2010	88	—	(2)
		Warrants to purchase up to 210,453 shares of preferred stock		4/1/2010	2,806	1,576	(2)

Company(1)	Business Description	Investment	Interest (5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					2,894	1,576

UL Holding Co., LLC and Universal Lubricants, LLC (6)	Petroleum product manufacturer	Junior secured loan ($30,211 par due 12/2014)	9.34% (Libor + 7.34% Cash, 2.00% PIK /Q)	4/30/2012	30,211	30,211	(2)
		Junior secured loan ($20,532 par due 12/2014)	12.00% Cash, 2.00% PIK	4/30/2012	20,532	20,532	(2)
		Junior secured loan ($5,025 par due 12/2014)	12.00% Cash, 3.00% PIK	4/30/2012	5,025	5,025	(2)
		Junior secured loan ($2,926 par due 12/2014)	12.00% Cash, 2.00% PIK	4/30/2012	2,926	2,926	(3)
		Class A common units (10,782 units)		6/17/2011	108	82	(2)
		Class B-5 common units (599,200 units)		4/25/2008	5,472	4,541	(2)
		Class B-4 common units (50,000 units)		6/17/2011	500	379	(2)
		Class C common units (618,091 units)		4/25/2008	—	4,685	(2)
					64,774	68,381
					67,668	69,957		2.03%
Automotive Services
Driven Holdings, LLC	Automotive aftermarket car care franchisor	Preferred stock (247,500 units)		12/16/2011	2,475	2,550	(2)
		Common stock (25,000 units)		12/16/2011	25	56	(2)
					2,500	2,606

Stag-Parkway, Inc. (7)	Automotive aftermarket components supplier	Senior secured loan ($34,500 par due 12/2014)	12.50% (Libor + 11.00%/Q)	9/30/2010	34,500	34,500	(2)(17)
		Preferred stock (4,200 shares)	16.50% PIK	9/30/2010	2,664	4,200	(2)
		Common stock (10,200 shares)		9/30/2010	—	23,067	(2)
					37,164	61,767
					39,664	64,373		1.87%
Printing, Publishing and Media
Earthcolor Group, LLC (6)	Printing management services	Limited liability company interests (9.30%)		5/18/2012	—	—
National Print Group, Inc.	Printing management services	Senior secured revolving loan ($1,141 par due 10/2013)	9.00% (Libor + 6.00%/Q)	3/2/2006	1,141	1,096	(2)(17)
		Senior secured revolving loan ($627 par due 10/2013)	9.00% (Base Rate + 5.00%/M)	3/2/2006	627	602	(2)(17)
		Senior secured loan ($7,510 par due 10/2013)	10.00% (Libor + 9.00% Cash, 1.00% PIK /Q)	3/2/2006	7213	7,360	(2)(17)
		Preferred stock (9,344 shares)		3/2/2006	2,000	—	(2)
					10,981	9,058

The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	Senior secured loan ($21,531 par due 3/2017)	9.00% (Libor + 7.50%/Q)	9/29/2006	21,531	21,531	(2)(17)
		Senior secured loan ($10,000 par due 3/2017)	9.00% (Libor + 7.50%/Q)	9/29/2006	10,000	10,000	(4)(17)
		Preferred stock (10,663 shares)		9/29/2006	1,066	4,483	(2)
		Common stock (15,393 shares)		9/29/2006	3	11	(2)
					32,600	36,025
					43,581	45,083		1.31%
Commercial Real Estate Finance
10th Street, LLC (6)	Real estate holding company	Senior subordinated loan ($24,706 par due 11/2014)	8.93% Cash, 4.07% PIK	4/1/2010	24,706	24,706	(2)
		Member interest (10.00% interest)		4/1/2010	594	492
		Option (25,000 units)		4/1/2010	25	25
					25,325	25,223

American Commercial Coatings, Inc.	Real estate property	Commercial mortgage loan ($2,000 par due 12/2025)		4/1/2010	1,238	2,004	(16)

Company(1)	Business Description	Investment	Interest (5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Aquila Binks Forest Development, LLC	Real estate developer	Commercial mortgage loan ($13,477 par due 12/2014)		4/1/2010	11,900	2,966	(2)(16)
		Real estate equity interests		4/1/2010	—	—
					11,900	2,966

Cleveland East Equity, LLC	Hotel operator	Real estate equity interests		4/1/2010	1,026	2,624
Commons R-3, LLC	Real estate developer	Real estate equity interests		4/1/2010	—	—
Crescent Hotels & Resorts, LLC and affiliates (7)	Hotel operator	Senior subordinated loan ($2,236 par due 9/2011)		4/1/2010	—	—	(2)(16)
		Senior subordinated loan ($2,092 par due 6/2017)		4/1/2010	—	—	(2)(16)
		Common equity interest		4/1/2010	—	—
					—	—

Hot Light Brands, Inc. (7)	Real estate holding company	Senior secured loan ($34,239 par due 2/2011)		4/1/2010	2,946	2,566	(2)(16)
		Common stock (93,500 shares)		4/1/2010	—	—	(2)
					2,946	2,566

NPH, Inc.	Hotel property	Real estate equity interests		4/1/2010	5,291	8,170
					47,726	43,553		1.26%
Transportation
PODS Funding Corp.	Storage and warehousing	Junior subordinated loan ($39,675 par due 5/2017)	12.75% Cash, 2.75% PIK	11/29/2011	39,675	39,675	(2)
United Road Towing, Inc.	Towing company	Warrants to purchase up to 607 shares		4/1/2010	—	—
					39,675	39,675		1.14%
Food and Beverage
Apple & Eve, LLC and US Juice Partners, LLC (6)	Juice manufacturer	Senior secured loan ($21,530 par due 10/2013)	13.00% (Libor + 10.00%/M)	10/5/2007	21,530	21,529	(2)(17)
		Senior secured loan ($4,818 par due 10/2013)	13.00% (Libor + 10.00%/M)	10/5/2007	4,818	4,818	(4)(17)
		Senior units (50,000 units)		10/5/2007	5,000	2,030
					31,348	28,377

Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated loan ($8,230 par due 2/2013)	16.00% PIK	2/6/2008	8,230	8,230	(2)
		Preferred stock (6,258 shares)	8.00% PIK	9/1/2006	2,566	1,542	(2)
					10,796	9,772

Distant Lands Trading Co.	Coffee manufacturer	Class A common stock (1,294 shares)		4/1/2010	980	275	(2)
		Class A-1 common stock (2,157 shares)		4/1/2010	—	—	(2)
					980	275
					43,124	38,424		1.11%
Environmental Services
AWTP, LLC (7)	Water treatment services	Junior secured loan ($4,212 par due 6/2015)	5.00% Cash, 5.00% PIK	4/18/2011	4,212	4,212	(2)
		Junior secured loan ($5,826 par due 6/2015)	15.00% PIK	4/18/2011	5,826	5,826	(2)
		Membership interests (90% interest)		4/18/2011	—	333	(2)
					10,038	10,371

RE Community Holdings II, Inc.and Pegasus Community Energy, LLC.	Operator of municipal recycling facilities	Preferred stock (1,000 shares)	12.50% PIK	3/1/2011	8,839	5,032	(2)
Waste Pro USA, Inc	Waste management services	Preferred Class A common equity (611,615 shares)		11/9/2006	12,263	22,380	(2)
					31,140	37,783		1.10%
Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	Senior secured loan ($11,500 par due 10/2013)	4.75% (Libor + 4.50%/M)	10/11/2007	11,500	11,385	(2)(13)
					11,500	11,385		0.33%

Company(1)	Business Description	Investment	Interest (5)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Wholesale Distribution
BECO Holding Company, Inc.	Wholesale distributor of first response fire protection equipment and related parts	Common stock (25,000 shares)		7/30/2010	2,500	3,455	(2)
					2,500	3,455		0.10%
					$55,438,184	$5,504,813		159.74%

(1)

Other than our investments listed in footnote 7 below (subject to the limitations set forth therein), we do not “Control” any of our portfolio companies, as defined in the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, we would “Control” a portfolio company if we owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. All of our portfolio company investments, which as of June 30, 2012 represented 160% of the Company’s net assets or 95% of the Company’s total assets, are subject to legal restrictions on sales.

(2)

These assets are pledged as collateral for the Revolving Credit Facility and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Revolving Credit Facility (see Note 5 to the consolidated financial statements).

(3)

These assets are owned by the Company’s consolidated subsidiary Ares Capital CP Funding LLC (“Ares Capital CP”), are pledged as collateral for the Revolving Funding Facility and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than Ares Capital CP’s obligations under the Revolving Funding Facility (see Note 5 to the consolidated financial statements).

(4)

These assets are owned by the Company’s consolidated subsidiary Ares Capital JB Funding LLC (“ACJB”), are pledged as collateral for the SMBC Funding Facility and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than ACJB’s obligations under the SMBC Funding Facility (see Note 5 to the consolidated financial statements).

(5)	Investments without an interest rate are non-income producing.

(6)

As defined in the Investment Company Act, we are deemed to be an “Affiliated Person” of a portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the six months ended June 30, 2012 in which the issuer was an Affiliated company (but not a portfolio company that we “Control”) are as follows:

					Capital
	Purchases	Redemptions	Sales	Interest	structuring	Dividend	Other	Net realized	Net unrealized
Company	(cost)	(cost)	(cost)	income	service fees	income	income	gains (losses)	gains (losses)
10th Street, LLC	$—	$—	$—	$1,597	$—	$—	$—	$—	$(38)
Apple & Eve, LLC and US Juice Partners, LLC	$—	$5,497	$—	$1,786	$—	$—	$22	$—	$(1,297)
Campus Management Corp. and Campus Management Acquisition Corp	$—	$—	$—	$—	$—	$—	$—	$—	$2,234
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC	$—	$113	$—	$583	$—	$—	$—	$—	$(4,166)
The Dwyer Group	$—	$—	$—	$1,238	$162	$537	$86	$—	$3,751
ELC Acquisition Corp. and ELC Holdings Corporation	$—	$—	$—	$—	$—	$—	$6	$—	$(220)
Firstlight Financial Corporation	$—	$15,939	$—	$1,034	$—	$—	$125	$61	$10,480
Insight Pharmaceuticals Corporation	$—	$—	$—	$1,690	$—	$—	$—	$—	$(733)
Investor Group Services, LLC	$—	$—	$—	$—	$—	$102	$8	$—	$151
Multi-Ad Services, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$501
Pillar Processing LLC and PHL Holding Co.	$—	$—	$—	$—	$—	$—	$—	$—	$(493)
Soteria Imaging Services, LLC	$—	$164	$—	$—	$—	$—	$—	$10	$(20)
VSS-Tranzact Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$433
UL Holding Co., LLC	$43,128	$13,536	$—	$2,331	$733	$—	$173	$—	$3,548

(7)

As defined in the Investment Company Act, we are deemed to be both an “Affiliated Person” and “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the six months ended June 30, 2012 in which the issuer was both an Affiliated company and a portfolio company that we are deemed to Control are as follows:

					Capital
		Redemptions	Sales	Interest	structuring	Dividend	Other	Net realized	Net unrealized
Company	Purchases	(cost)	(cost)	income	service fees	income	income	gains (losses)	gains (losses)
AGILE Fund I, LLC	$—	$9	$—	$—	$—	$3	$—	$—	$(6)
Allied Capital REIT, Inc.	$—	$—	$375	$—	$—	$41	$—	$147	$(314)
AllBridge Financial, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$2,236
Aviation Properties Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
AWTP, LLC	$—	$—	$—	$629	$—	$—	$—	$—	$1,982
BenefitMall Holdings, Inc.	$—	$40,326	$53,510	$2,440	$—	$—	$167	$12,903	$(6,479)
Callidus Capital Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$229
Ciena Capital LLC	$—	$—	$—	$2,366	$—	$—	$—	$—	$1,570
Citipostal, Inc.	$—	$1,800	$—	$3,817	$—	$—	$98	$—	$535
Crescent Hotels & Resorts, LLC and affiliates	$—	$—	$2,843	$20	$—	$—	$—	$(5,473)	$5,595
HCI Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(21)
HCP Acquisition Holdings, LLC	$1,194	$—	$—	$—	$—	$—	$—	$—	$(2,680)
Hot Light Brands, Inc.	$—	$1,000	$—	$—	$—	$—	$—	$—	$(126)
Huddle House Inc.	$—	$20,801	$—	$678	$—	$—	$187	$(1,404)	$1,701
Ivy Hill Asset Management, L.P.	$—	$—	$—	$—	$—	$9,524	$—	$—	$10,380
Ivy Hill Middle Market Credit Fund, Ltd.	$—	$—	$15,000	$2,473	$—	$—	$—	$(750)	$1,230
LVCG Holdings, LLC	$—	$—	$6,600	$—	$—	$—	$—	$(6,590)	$6,600
Making Memories Wholesale, Inc.	$—	$—	$—	$—	$—	$—	$—	$(11,067)	$10,892
MVL Group, Inc.	$940	$—	$—	$4,019	$—	$—	$—	$—	$(5,582)
Orion Foods, LLC	$6,500	$220	$—	$4,972	$—	$—	$406	$—	$(10,400)
Senior Secured Loan Fund LLC*	$83,159	$17,937	$—	$87,743	$17,587	$—	$8,004	$173	$1,413
Stag-Parkway, Inc.	$—	$—	$—	$2,151	$—	$388	$125	$—	$7,964
Startec Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
The Thymes, LLC	$—	$—	$—	$—	$—	$242	$—	$—	$728

*

Together with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together, “GE”), we co-invest through the Senior Secured Loan Fund LLC d/b/a the “Senior Secured Loan Program” (the “SSLP”). The SSLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and GE; therefore, although the Company owns more than 25% of the voting securities of the SSLP, the Company does not believe that it has control over the SSLP (for purposes of the Investment Company Act or otherwise).

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

(12)

In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 5.00% on $17 million aggregate principal amount outstanding of the portfolio company’s senior term debt previously syndicated by us.

(13)

In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.50% on $12 million aggregate principal amount outstanding of the portfolio company’s senior term debt previously syndicated by us.

(14)

In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 4.00% on $43 million aggregate principal amount outstanding of the portfolio company’s senior term debt previously syndicated by us.

(15)

In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 1.13% on $21 million aggregate principal amount outstanding of the portfolio company’s senior term debt.

(16)	Loan was on non-accrual status as of June 30, 2012.

(17)	Loan includes interest rate floor feature.

(18)

In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle us to receive a portion of the excess cash flow from the SSLP’s loan portfolio, which may result in a return to the Company greater than the contractual stated interest rate.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2011

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest (4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
AGILE Fund I, LLC (6)(8)	Investment partnership	Member interest (0.50% interest)		4/1/2010	$216	$132
CIC Flex, LP (8)	Investment partnership	Limited partnership units (0.94 unit)		9/7/2007	2,533	3,130
Covestia Capital Partners, LP (8)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	1,059	1,111
Dynamic India Fund IV, LLC (8)	Investment company	Member interest (5.44% interest)		4/1/2010	4,822	4,728
Firstlight Financial Corporation (5)(8)	Investment company	Senior subordinated loan ($71,542 par due 12/2016)	1.00% PIK	12/31/2006	71,269	67,947
		Class A common stock (10,000 shares)		12/31/2006	10,000	—
		Class B common stock (30,000 shares)		12/31/2006	30,000	—
					111,269	67,947

HCI Equity, LLC (6)(7)(8)	Investment company	Member interest (100.00% interest)		4/1/2010	808	730
Imperial Capital Private Opportunities, LP (8)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	6,643	5,120
Ivy Hill Middle Market Credit Fund, Ltd. (6)(7)(8)	Investment company	Class B deferrable interest notes ($40,000 par due 11/2018)	6.25% (Libor + 6.00%/Q)	11/20/2007	40,000	38,000
		Subordinated notes ($16 par due 11/2018)	15.00%	11/20/2007	15,515	16,000
					55,515	54,000

Kodiak Funding, LP (8)	Investment partnership	Limited partnership interest (1.52% interest)		4/1/2010	868	823
Novak Biddle Venture Partners III, L.P. (8)	Investment partnership	Limited partnership interest (2.47% interest)		4/1/2010	221	196
Partnership Capital Growth Fund I, L.P. (8)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	1,791	3,726
Partnership Capital Growth Fund III, L.P. (8)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	1,322	1,250
Senior Secured Loan Fund LLC (6)(9)(17)	Co-investment vehicle	Subordinated certificates ($1,044,977 par due 12/2020)	8.38% (Libor + 8.00%/Q)	10/30/2009	1,034,254	1,059,178
VSC Investors LLC (8)	Investment company	Membership interest (1.95% interest)		1/24/2008	1,139	997
					1,222,460	1,203,068		38.23%

Healthcare-Services
BenefitMall Holdings Inc. (6)	Employee benefits broker services company	Senior subordinated loan ($40,326 par due 6/2014)	18.00%	4/1/2010	40,326	40,326
		Common stock (39,274,290 shares)		4/1/2010	53,510	59,990
		Warrants		4/1/2010	—	—
					93,836	100,316

CCS Group Holdings, LLC	Correctional facility healthcare operator	Class A units (601,937 units)		8/19/2010	602	1,158
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings LLC (5)	Healthcare analysis services	Senior secured loan ($7,245 par due 3/2017)	7.75% (Libor + 6.50%/Q)	3/15/2011	7,245	6,883	(2)(16)
		Senior secured loan ($18 par due 3/2017)	8.75% (Base Rate + 5.50%/Q)	3/15/2011	18	17	(2)(16)
		Senior secured loan ($7,642 par due 3/2017)	7.75% (Libor + 6.50%/Q)	3/15/2011	7,642	7,260	(3)(16)
		Senior secured loan ($19 par due 3/2017)	8.75% (Base Rate + 5.50%/Q)	3/15/2011	19	18	(3)(16)
		Class A common stock (9,679 shares)		6/15/2007	4,000	8,745
		Class C common stock (1,546 shares)		6/15/2007	—	1,397
					18,924	24,320

Company(1)	Business Description	Investment	Interest (4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
INC Research, Inc.	Pharmaceutical and biotechnology consulting services	Common stock (1,410,000 shares)		9/27/2010	1,512	1,403
Magnacare Holdings, Inc., Magnacare Administrative Services, LLC, and Magnacare, LLC	Healthcare professional provider	Senior secured loan ($12,638 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/15/2010	12,638	12,638	(16)
		Senior secured loan ($44,393 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/15/2010	44,393	44,393	(2)(16)
		Senior secured loan ($8,257 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/15/2010	8,257	8,257	(3)(16)
					65,288	65,288

MW Dental Holding Corp.	Dental services	Senior secured revolving loan ($1,700 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	1,700	1,700	(16)
		Senior secured loan ($15,384 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	15,384	15,384	(16)
		Senior secured loan ($49,750 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	49,750	49,750	(2)(16)
		Senior secured loan ($2,686 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	2,686	2,686	(3)(16)
					69,520	69,520

Napa Management Services Corporation	Anesthesia management services provider	Senior secured loan ($10,892 par due 4/2016)	8.50% (Libor + 7.00%/Q)	4/15/2011	10,563	10,892	(16)
		Senior secured loan ($29,437 par due 4/2016)	8.50% (Libor + 7.00%/Q)	4/15/2011	29,437	29,437	(2)(16)
		Senior secured loan ($7,752 par due 4/2016)	8.50% (Libor + 7.00%/Q)	4/15/2011	7,752	7,752	(3)(16)
		Common units (5,000 units)		4/15/2011	5,000	5,513
					52,752	53,594

NS Merger Sub. Inc. and NS Holdings, Inc.	Healthcare technology provider	Senior subordinated loan ($579 par due 6/2017)	13.50%	6/21/2010	579	579
		Senior subordinated loan ($50,000 par due 6/2017)	13.50%	6/21/2010	50,000	50,000	(2)
		Common stock (2,500,000 shares)		6/21/2010	2,500	2,985
					53,079	53,564

OnCURE Medical Corp.	Radiation oncology care provider	Common stock (857,143 shares)		8/18/2006	3,000	3,073
Passport Health Communications, Inc., Passport Holding Corp. and Prism Holding Corp.	Healthcare technology provider	Series A preferred stock (1,594,457 shares)		7/30/2008	11,156	9,218
		Common stock (16,106 shares)		7/30/2008	100	—
					11,256	9,218

PG Mergersub, Inc. and PGA Holdings, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Senior secured loan ($9,108 par due 11/2015)	6.75% (Libor + 5.00%/Q)	11/3/2010	9,085	9,108	(3)(16)
		Senior subordinated loan ($4,000 par due 3/2016)	12.50%	3/12/2008	3,956	4,000
		Preferred stock (333 shares)		3/12/2008	125	15
		Common stock (16,667 shares)		3/12/2008	167	754
					13,333	13,877

Company(1)	Business Description	Investment	Interest (4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
PRA Holdings, Inc.	Drug testing services	Senior secured loan ($11,330 par due 12/2014)	4.56% (Libor + 4.00%/Q)	12/14/2007	11,034	11,103	(2)
		Senior secured loan ($12,000 par due 12/2014)	4.56% (Libor + 4.00%/Q)	12/14/2007	11,682	11,760	(3)
					22,716	22,863

RCHP, Inc.	Operator of general acute care hospitals	Junior secured loan ($15,000 par due 5/2019)	11.50% (Libor + 10.00%/Q)	11/4/2011	15,000	15,000	(16)
		Junior secured loan ($50,000 par due 5/2019)	11.50% (Libor + 10.00%/Q)	11/4/2011	50,000	50,000	(2)(16)
					65,000	65,000

Reed Group, Ltd.	Medical disability management services provider	Senior secured revolving loan ($1,650 par due 12/2013)		4/1/2010	1,497	1,402	(15)
		Senior secured loan ($10,755 par due 12/2013)		4/1/2010	9,129	9,142	(15)
		Senior secured loan ($20,777 par due 12/2013)		4/1/2010	15,918	2,431	(15)
		Equity interests		4/1/2010	203	—
					26,747	12,975

Soteria Imaging Services, LLC (5)	Outpatient medical imaging provider	Junior secured loan ($1,189 par due 11/2010)	14.50%	4/1/2010	1,057	808
		Junior secured loan ($1,699 par due 11/2010)	12.50%	4/1/2010	1,529	1,154
		Preferred member units (1,823,179 units)		4/1/2010	—	—
					2,586	1,962

Sunquest Information Systems, Inc.	Laboratory software solutions provider	Junior secured loan ($75,000 par due 6/2017)	9.75% (Libor + 8.50%/Q)	12/16/2010	75,000	74,250	(16)
		Junior secured loan ($50,000 par due 6/2017)	9.75% (Libor + 8.50%/Q)	12/16/2010	50,000	49,500	(2)(16)
					125,000	123,750

U.S. Renal Care, Inc.	Dialysis provider	Senior secured loan ($7,444 par due 12/2016)	5.50% (Libor + 4.00%/Q)	6/9/2011	7,407	7,295	(16)
		Senior subordinated loan ($50,569 par due 6/2018)	11.25% Cash, 2.00% PIK	5/24/2010	50,569	50,569	(2)
					57,976	57,864

Vantage Oncology, Inc.	Radiation oncology care provider	Common stock (62,157 shares)		2/3/2011	4,670	5,057
					687,797	684,802		21.76%

Education
American Academy Holdings, LLC	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	Senior secured revolving loan ($100 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	100	100	(16)
		Senior secured loan ($26,199 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	26,199	26,199	(16)
		Senior secured loan ($53,468 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	53,468	53,468	(2)(16)
					79,767	79,767

Campus Management Corp. and Campus Management Acquisition Corp. (5)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10,520	11,096
Community Education Centers, Inc.	Offender re-entry and in-prison treatment services provider	Senior secured loan ($17,857 par due 12/2014)	6.25% (Libor + 5.25%/Q)	12/10/2010	17,857	17,857	(16)

Company(1)	Business Description	Investment	Interest (4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Junior secured loan ($31,835 par due 12/2015)	15.40% (Libor + 11.00% Cash, 4.00% PIK /Q)	12/10/2010	31,835	31,835
		Junior secured loan ($9,582 par due 12/2015)	15.46% (Libor + 11.00% Cash, 4.00% PIK /Q)	12/10/2010	9,582	9,582
		Warrants to purchase up to 578,427 shares		12/10/2010	—	258
					59,274	59,532

eInstruction Corporation	Developer and manufacturer of educational software products	Junior secured loan ($17,000 par due 7/2014)	12.00% (Base Rate + 8.25%/M)	4/1/2010	15,396	12,410
		Senior subordinated loan ($27,281 par due 1/2015)		4/1/2010	24,151	1,467	(15)
		Common stock (2,406 shares)		4/1/2010	926	—
					40,473	13,877

ELC Acquisition Corp., ELC Holdings Corporation, and Excelligence Learning Corporation (5)	Developer, manufacturer and distributor of educational products	Preferred stock (99,492 shares)		8/1/2011	10,149	9,154
		Common stock (50,800 shares)		8/1/2011	51	—
					10,200	9,154

Infilaw Holding, LLC	Operator of for-profit law schools	Senior secured loan ($29,925 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	29,925	29,925	(2)(16)
		Series A preferred units (131,000 units)	10.75% (Base Rate + 7.50%/Q)	8/25/2011	131,000	131,000	(16)
					160,925	160,925

Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	Series B preferred stock (1,750,000 shares)		8/5/2010	5,000	6,153
		Series C preferred stock (2,512,586 shares)		6/7/2010	689	303
		Common stock (20 shares)		6/7/2010	—	—
					5,689	6,456

JTC Education Holdings, Inc.	Postsecondary school operator	Senior secured revolving loan ($2,225 par due 12/2014)	12.75% (Base Rate + 9.50%/Q)	12/31/2009	2,225	2,225	(16)
		Senior secured loan ($20,056 par due 12/2014)	12.50% (Libor + 9.50%/M)	12/31/2009	20,056	20,056	(16)
		Senior secured loan ($9,714 par due 12/2014)	12.50% (Libor + 9.50%/M)	12/31/2009	9,714	9,714	(3)(16)
					31,995	31,995

Lakeland Tours, LLC	Educational travel provider	Senior secured revolving loan ($3,750 par due 12/2016)	6.75% (Base Rate + 3.50%/Q)	10/4/2011	3,750	3,750	(16)
		Senior secured loan ($64,338 par due 12/2016)	10.00% (Libor + 8.50%/Q)	10/4/2011	64,136	64,338	(13)(16)
		Senior secured loan ($15,362 par due 12/2016)	6.00% (Libor + 4.50%/Q)	10/4/2011	15,314	15,362	(16)
		Senior secured loan ($40,362 par due 12/2016)	10.00% (Libor + 8.50%/Q)	10/4/2011	40,231	40,362	(2)(13)(16)
		Senior secured loan ($9,638 par due 12/2016)	6.00% (Libor + 4.50%/Q)	10/4/2011	9,606	9,638	(2)(16)
		Common stock (5,000 shares)		10/4/2011	5,000	5,000
					138,037	138,450

Company(1)	Business Description	Investment	Interest (4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
R3 Education, Inc. and EIC Acquisitions Corp. (7)	Medical school operator	Senior secured loan ($6,162 par due 4/2013)	9.00% (Libor + 6.00%/Q)	9/21/2007	6,162	11,508	(16)
		Senior secured loan ($4,819 par due 4/2013)	9.00% (Libor + 6.00%/Q)	9/21/2007	4,819	8,996	(3)(16)
		Senior secured loan ($6,509 par due 4/2013)	13.00% PIK	12/8/2009	4,030	12,149
		Preferred stock (8,800 shares)		7/30/2008	2,200	1,650
		Common membership interest (26.27% interest)		9/21/2007	15,800	23,207
		Warrants to purchase up to 27,890 shares		12/8/2009	—	—
					33,011	57,510

					569,891	568,762		18.07%

Restaurants and Food Services
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($2,010 par due 11/2013)	6.50% (Libor + 3.50%/Q)	11/27/2006	2,010	2,010	(16)
		Senior secured revolving loan ($258 par due 11/2013)	6.50% (Base Rate + 2.50%/Q)	11/27/2006	258	258	(16)
		Senior secured loan ($7,305 par due 11/2013)	6.50% (Libor + 3.50%/Q)	11/27/2006	7,305	7,305	(16)
		Senior secured loan ($64 par due 11/2013)	6.50% (Base Rate + 2.50%/Q)	11/27/2006	64	64	(16)
		Senior secured loan ($11,277 par due 11/2014)	12.50% (Libor + 9.50%/Q)	11/27/2006	11,280	11,277	(2)(16)
		Senior secured loan ($9,402 par due 11/2014)	12.50% (Libor + 9.50%/Q)	11/27/2006	9,402	9,402	(3)(16)
		Promissory note ($14,897,360 par due 11/2016)		6/1/2006	14,886	10,905
		Warrants to purchase up to 0.61 shares		6/1/2006	—	—
					45,205	41,221

Huddle House, Inc. (6)	Restaurant owner and operator	Senior subordinated loan ($20,924 par due 12/2015)	12.00% Cash, 3.00% PIK	4/1/2010	20,641	18,939
		Common stock (358,279 shares)		4/1/2010	—	—
					20,641	18,939

Orion Foods, LLC (fka Hot Stuff Foods, LLC) (6)	Convenience food service retailer	Senior secured revolving loan ($3,300 par due 9/2014)	10.75% (Base Rate + 7.50%/M)	4/1/2010	3,300	3,300	(16)
		Senior secured loan ($33,917 par due 9/2014)	10.00% (Libor + 8.50%/Q)	4/1/2010	33,917	33,917	(2)(16)
		Junior secured loan ($37,552 par due 9/2014)	14.00%	4/1/2010	26,111	30,483
		Preferred units (10,000 units)		10/28/2010	—	—
		Class A common units (25,001 units)		4/1/2010	—	—
		Class B common units (1,122,452 units)		4/1/2010	—	—
					63,328	67,700

OTG Management, Inc.	Airport restaurant operator	Senior secured revolving loan ($1,875 par due 8/2016)	8.50% (Libor + 7.00%/Q)	8/9/2011	1,875	1,875	(16)
		Senior secured revolving loan ($937 par due 8/2016)	9.25% (Base Rate + 6.00%/M)	8/9/2011	937	937	(16)

Company(1)	Business Description	Investment	Interest (4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior secured loan ($17,187 par due 8/2016)	8.50% (Libor + 7.00%/Q)	8/9/2011	17,187	17,187	(16)
		Junior secured loan ($29,285 par due 8/2016)	14.50% (Libor + 13.00%/M)	8/9/2011	29,285	29,285	(16)
		Common units (3,000,000 units)		1/5/2011	3,000	2,610
		Warrants to purchase up to 100,866 shares of common stock		6/19/2008	100	4,544
					52,384	56,438

PMI Holdings, Inc.	Restaurant owner and operator	Senior secured revolving loan ($2,500 par due 5/2015)	10.00% (Libor + 8.00%/M)	5/5/2010	2,500	2,500	(16)
		Senior secured revolving loan ($250 par due 5/2015)	10.25% (Base Rate + 7.00%/Q)	5/5/2010	250	250	(16)
		Senior secured loan ($9,008 par due 5/2015)	10.00% (Libor + 8.00%/M)	5/5/2010	9,008	9,008	(2)(16)
		Senior secured loan ($4 par due 5/2015)	10.25% (Base Rate + 7.00%/M)	5/5/2010	4	4	(2)(16)
		Senior secured loan ($9,008 par due 5/2015)	10.00% (Libor + 8.00%/M)	5/5/2010	9,008	9,008	(3)(16)
		Senior secured loan ($4 par due 5/2015)	10.25% (Base Rate + 7.00%/M)	5/5/2010	4	4	(3)(16)
					20,774	20,774

S.B. Restaurant Company	Restaurant owner and operator	Senior secured loan ($34,575 par due 7/2012)	13.00% (Libor + 9.00% Cash, 2.00% PIK /Q)	4/1/2010	31,283	34,575	(16)
		Preferred stock (46,690 shares)		4/1/2010	—	117
		Warrants to purchase up to 257,429 shares of common stock		4/1/2010	—	—
					31,283	34,692

Vistar Corporation and Wellspring Distribution Corp.	Food service distributor	Junior secured loan ($70,250 par due 5/2015)	11.00%	5/23/2008	68,885	70,250
		Junior secured loan ($30,000 par due 5/2015)	11.00%	5/23/2008	30,000	30,000	(2)
		Class A non-voting common stock (1,366,120 shares)		5/3/2008	7,500	6,211
					106,385	106,461

					340,000	346,225		11.00%

Business Services
Acentia (fka Interactive Technology Solutions, LLC)	IT services provider	Senior secured loan ($7,332 par due 6/2015)	8.75% (Base Rate + 5.50%/Q)	10/21/2010	7,332	7,332	(16)
		Senior secured loan ($8,214 par due 6/2015)	8.75% (Base Rate + 5.50%/Q)	10/21/2010	8,214	8,214	(3)(16)
					15,546	15,546

Aviation Properties Corporation (6)	Aviation services	Common stock (100 shares)		4/1/2010	—	—
CIBT Investment Holdings, LLC	Travel documents services	Class A shares (2,500 shares)		12/15/2011	2,500	2,500
CitiPostal Inc. (6)	Document storage and management services	Senior secured revolving loan ($3,200 par due 12/2013)	6.75% (Base Rate + 3.25%/Q)	4/1/2010	3,200	3,200	(16)

Company(1)	Business Description	Investment	Interest (4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior secured loan ($499 par due 12/2013)	8.50% Cash, 5.50% PIK	4/1/2010	499	499
		Senior secured loan ($51,161 par due 12/2013)	8.50% Cash, 5.50% PIK	4/1/2010	51,161	51,161	(2)
		Senior subordinated loan ($14,698 par due 12/2015)		4/1/2010	13,038	1,574	(15)
		Common stock (37,024 shares)		4/1/2010	—	—
					67,898	56,434

Cornerstone Records Management, LLC	Physical records storage and management service provider	Senior secured loan ($18,377 par due 8/2016)	8.50% (Libor + 7.00%/Q)	8/12/2011	18,377	18,193	(16)
Coverall North America, Inc. (6)	Commercial janitorial service provider	Subordinated notes ($9,386 par due 2/2016)	10.00% Cash, 2.00% PIK	2/22/2011	9,386	9,386
Diversified Collections Services, Inc.	Collections services	Senior secured loan ($34,000 par due 9/2012)	14.00% (Base Rate+ 10.75%/M)	6/25/2010	34,000	34,000	(2)(16)
		Senior secured loan ($5,263 par due 3/2012)	7.75% (Base Rate + 4.50%/M)	6/25/2010	5,263	5,263	(3)(16)
		Senior secured loan ($2,000 par due 9/2012)	14.00% (Base Rate + 10.75%/M)	6/25/2010	2,000	2,000	(3)(16)
		Preferred stock (14,927 shares)		5/18/2006	169	328
		Common stock (478,816 shares)		4/1/2010	1,478	3,274
		Common stock (114,004 shares)		2/5/2005	295	918
					43,205	45,783

HCP Acquisition Holdings, LLC (6)	Healthcare compliance advisory services	Class A units (11,092,585 units)		6/26/2008	11,093	4,923
Impact Innovations Group, LLC	IT consulting and outsourcing services	Member interest (50.00% interest)		4/1/2010	—	200
Investor Group Services, LLC (5)	Business consulting for private equity and corporate clients	Limited liability company membership interest (10.00% interest)		6/22/2006	—	859
Multi-Ad Services, Inc. (5)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	788	1,828
		Common units (1,725,280 units)		4/1/2010	—	—
					788	1,828

MVL Group, Inc. (6)	Marketing research provider	Senior secured loan ($22,772 par due 7/2012)	12.00%	4/1/2010	22,772	22,772
		Senior subordinated loan ($35,851 par due 7/2012)	12.00% Cash, 2.50% PIK	4/1/2010	35,283	33,844
		Junior subordinated loan ($144 par due 7/2012)	10.00%	4/1/2010	—	—
		Common stock (560,716 shares)		4/1/2010	—	—
					58,055	56,616

Pillar Processing LLC and PHL Holding Co. (5)	Mortgage services	Senior secured loan ($7,375 par due 5/2014)		7/31/2008	7,375	1,250	(15)
		Senior secured loan ($7,142 par due 11/2013)		11/20/2007	7,064	6,571	(15)
		Senior secured loan ($4,458 par due 11/2013)		11/20/2007	4,409	4,101	(3)(15)
		Common stock (85 shares)			3,768	—
					22,616	11,922

Company(1)	Business Description	Investment	Interest (4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Prommis Solutions, LLC, E-Default Services, LLC, Statewide Tax and Title Services, LLC & Statewide Publishing Services, LLC	Bankruptcy and foreclosure processing services	Senior subordinated loan ($44,926 par due 2/2014)		2/9/2007	43,819	5,273	(15)
		Preferred units (30,000 units)		4/11/2006	3,000	—
					46,819	5,273

Promo Works, LLC	Marketing services	Senior secured loan ($8,655 par due 12/2013)		4/1/2010	4,222	3,389	(15)
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	157
Summit Business Media Parent Holding Company LLC	Business media consulting services	Limited liability company membership interest (45.98% interest)		5/20/2011	—	566
Tradesmen International, Inc.	Construction labor support	Junior secured loan ($10,050 par due 5/2014)	13.00% Cash, 1.00% PIK	4/1/2010	7,872	10,050
		Warrants to purchase up to 771,036 shares		4/1/2010	—	5,002
					7,872	15,052

Tripwire, Inc.	IT security software provider	Senior secured loan ($30,000 par due 5/2018)	8.50% (Libor + 7.25%/Q)	5/23/2011	30,000	30,000	(16)
		Senior secured loan ($50,000 par due 5/2018)	8.50% (Libor + 7.25%/Q)	5/23/2011	50,000	50,000	(2)(16)
		Class B common stock (2,655,638 shares)		5/23/2011	30	38
		Class A common stock (2,970 shares)		5/23/2011	2,970	3,754
					83,000	83,792

Venturehouse-Cibernet Investors, LLC	Financial settlement services for intercarrier wireless roaming	Equity interest		4/1/2010	—	—
VSS-Tranzact Holdings, LLC (5)	Management consulting services	Series B preferred units (854 units)		11/7/2011	867	768
		Common membership interest (8.54% interest)		10/26/2007	10,204	200
		Warrants to purchase up to 4,206 units		11/7/2011	—	98
					11,071	1,066

					402,698	333,485		10.60%

Financial Services
AllBridge Financial, LLC (6)	Asset management services	Equity interests		4/1/2010	11,395	11,733
Callidus Capital Corporation (6)	Asset management services	Common stock (100 shares)		4/1/2010	3,000	776
Ciena Capital LLC (6)	Real estate and small business loan servicer	Senior secured revolving loan ($14,000 par due 12/2013)	6.00%	11/29/2010	14,000	14,000
		Senior secured loan ($32,000 par due 12/2015)	12.00%	11/29/2010	32,000	32,000
		Equity interests		11/29/2010	53,374	20,051
					99,374	66,051

Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($19,500 par due 6/2015)	15.00%	4/1/2010	19,500	19,500

Company(1)	Business Description	Investment	Interest (4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Cook Inlet Alternative Risk, LLC	Risk management services	Senior subordinated loan ($3,750 par due 9/2015)	9.00%	9/30/2011	3,750	3,550
Financial Pacific Company	Commercial finance leasing	Preferred stock (6,500 shares)	8.00% PIK	10/13/2010	6,500	7,822
		Common stock (650,000 shares)		10/13/2010	—	—
					6,500	7,822

Imperial Capital Group, LLC	Investment services	Class A common units (7,710 units)		5/10/2007	14,997	20,445
		2006 Class B common units (2,526 units)		5/10/2007	3	4
		2007 Class B common units (315 units)		5/10/2007	—	—
					15,000	20,449
Ivy Hill Asset Management, L.P. (6)(8)	Asset management services	Member interest (100.00% interest)		6/15/2009	112,876	194,597
					271,395	324,478		10.31%

Consumer Products- Non-durable
Augusta Sportswear, Inc.	Manufacturer of athletic apparel	Senior secured loan ($26 par due 7/2015)	9.50% (Base Rate + 6.25%/Q)	9/3/2010	26	26	(3)(16)
		Senior secured loan ($8,819 par due 7/2015)	8.50% (Libor + 7.50%/Q)	9/3/2010	8,819	8,819	(3)(16)
					8,845	8,845

Gilchrist & Soames, Inc.	Personal care manufacturer	Senior secured loan ($21,941 par due 10/2013)	13.44%	4/1/2010	21,435	21,941
Implus Footcare, LLC	Provider of footwear and other accessories	Preferred stock (455 shares)	6.00% PIK	10/31/2011	4,591	4,591
		Common stock (455 shares)		10/31/2011	455	455
					5,046	5,046

Insight Pharmaceuticals Corporation (5)	OTC drug products manufacturer	Junior secured loan ($25,000 par due 8/2017)	13.25% (Libor + 11.75%/Q)	8/26/2011	24,740	24,000	(2)(16)
		Class A common stock (155,000 shares)		8/26/2011	6,035	9,559
		Class B common stock (155,000 shares)		8/26/2011	6,035	9,559
					36,810	43,118

Making Memories Wholesale, Inc. (6)	Scrapbooking branded products manufacturer	Senior secured revolving loan ($2,250 par due 8/2014)		8/21/2009	2,229	963	(15)
		Senior secured loan ($9,625 par due 8/2014)		8/21/2009	7,193	—	(15)
		Senior secured loan ($5,973 par due 8/2014)		8/21/2009	3,874	—	(15)
		Common stock (100 shares)		8/21/2009	—	—
					13,296	963

Matrixx Initiatives, Inc. and Wonder Holdings Acquisition Corp.	Developer and marketer of over-the-counter healthcare products	Senior secured revolving loan ($10,000 par due 6/2016)	13.00% (Libor + 12.00%/M)	6/30/2011	10,000	9,700	(16)
		Senior secured loan ($41,437 par due 6/2016)	13.00% (Libor + 12.00%/Q)	6/30/2011	41,178	40,194	(2)(16)
		Warrants to purchase up to 1,654,678 shares of common stock		7/27/2011	—	—

Company(1)	Business Description	Investment	Interest (4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrants to purchase up to 1,489 shares of preferred stock		7/27/2011	—	1,504
					51,178	51,398

The Step2 Company, LLC	Toy manufacturer	Junior secured loan ($27,000 par due 4/2015)	10.00%	4/1/2010	25,764	27,000
		Junior secured loan ($31,178 par due 4/2015)	10.00% Cash, 5.00% PIK	4/1/2010	29,879	28,060
		Common units (1,116,879 units)		4/1/2010	24	25
		Warrants to purchase up to 3,157,895 units		4/1/2010	—	72
					55,667	55,157

The Thymes, LLC (6)	Cosmetic products manufacturer	Preferred units (6,283 units)	8.00% PIK	6/21/2007	6,111	6,420
		Common units (5,400 units)		6/21/2007	—	754
					6,111	7,174

Woodstream Corporation	Pet products manufacturer	Senior subordinated loan ($45,000 par due 2/2015)	12.00%	1/22/2010	40,444	44,100
		Common stock (4,254 shares)		1/22/2010	1,222	2,280
					41,666	46,380
					240,054	240,022		7.63%

Containers-Packaging
ICSH, Inc.	Industrial container manufacturer, reconditioner and servicer	Senior secured loan ($71,318 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	71,318	69,891	(16)
		Senior secured loan ($49,873 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	49,873	48,875	(2)(16)
					121,191	118,766

Microstar Logistics LLC	Keg management solutions provider	Junior secured loan ($60,000 par due 8/2016)	10.00% (Libor + 9.00%/Q)	8/5/2011	60,000	60,000	(16)
		Junior secured loan ($50,000 par due 8/2016)	10.00% (Libor + 9.00%/Q)	8/5/2011	50,000	50,000	(2)(16)
					110,000	110,000
					231,191	228,766		7.27%

Aerospace and Defense
AP Global Holdings, Inc.	Safety and security equipment manufacturer	Senior secured loan ($134,475 par due 7/2017)	7.25% (Libor + 5.75%/M)	7/22/2011	134,475	132,794	(14)(16)
		Senior secured loan ($49,875 par due 7/2017)	7.25% (Libor + 5.75%/M)	7/22/2011	49,875	49,252	(2)(16)
					184,350	182,046

Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	95	95
		Common stock (1,885,195 shares)		1/17/2008	2,291	1,920
					2,386	2,015
					186,736	184,061		5.85%

Manufacturing
Component Hardware Group, Inc.	Commercial equipment	Junior secured loan ($3,106 par due 12/2014)	7.00% Cash, 3.00% PIK	8/4/2010	3,106	3,106

Company(1)	Business Description	Investment	Interest (4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior subordinated loan ($10,596 par due 12/2014)	7.50% Cash, 5.00% PIK	4/1/2010	6,932	10,596
		Warrants to purchase up to 1,462,500 shares of common stock		8/4/2010	—	3,181
					10,038	16,883

HOPPY Holdings Corp.	Automotive and recreational vehicle aftermarket products	Senior secured loan ($13,988 par due 6/2016)	5.00% (Libor + 3.75%/M)	6/3/2011	13,988	13,289	(16)
MWI Holdings, Inc.	Highly engineered springs, fasteners, and other precision components	Senior secured loan ($29,914 par due 6/2017)	10.00% (Libor + 8.00%/Q)	6/15/2011	29,914	29,914	(16)
NetShape Technologies, Inc.	Metal precision engineered components manufacturer	Senior secured revolving loan ($91 par due 2/2013)	3.96% (Libor + 3.75%/M)	4/1/2010	44	69
		Senior secured revolving loan ($778 par due 2/2013)	4.33% (Libor + 3.75%/Q)	4/1/2010	374	587
					418	656

Protective Industries, Inc.	Plastic protection products	Senior secured loan ($14 par due 5/2017)	6.25% (Base Rate + 3.00%/M)	5/23/2011	14	14	(16)
		Senior secured loan ($5,589 par due 5/2017)	5.75% (Libor + 4.25%/M)	5/23/2011	5,589	5,421	(16)
		Senior subordinated loan ($720 par due 5/2018)	8.00% Cash, 7.25% PIK	5/23/2011	720	720
		Preferred stock (2,379,361 shares)		5/23/2011	2,307	3,101
					8,630	9,256

Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1,000	—
Sigma International Group, Inc. (7)	Water treatment parts	Junior secured loan ($4,048 par due 4/2014)	10.00% (Libor + 3.50% Cash, 5.00% PIK /A)	7/8/2011	4,048	3,036	(16)
WP CPP Holdings, LLC	Precision engineered castings	Senior secured loan ($20,822 par due 10/2017)	8.50% (Libor + 7.00%/M)	10/11/2011	20,720	20,406	(16)
		Senior secured loan ($50,000 par due 10/2017)	8.50% (Libor + 7.00%/M)	10/11/2011	49,745	49,000	(2)(16)
					70,465	69,406
					138,501	142,440		4.53%

Services-Other
The Dwyer Group (5)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($17,100 par due 12/2016)	14.50%	12/22/2010	17,100	17,100
		Series A preferred units (13,292,377 units)	8.00% PIK	12/22/2010	14,413	17,011
					31,513	34,111

Wash Multifamily Laundry Systems, LLC (fka Web Services Company, LLC)	Laundry service and equipment provider	Senior secured loan ($4,850 par due 8/2014)	7.00% (Base Rate + 3.75%/Q)	6/15/2009	4,723	4,850	(3)(16)
		Junior secured loan ($36,900 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	36,900	36,900	(16)
		Junior secured loan ($50,000 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	50,000	50,000	(2)(16)
		Junior secured loan ($3,100 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	3,100	3,100	(3)(16)
					94,723	94,850
					126,236	128,961		4.10%

Company(1)	Business Description	Investment	Interest (4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Telecommunications
American Broadband Communications, LLC, American Broadband Holding Company and Cameron Holdings of NC, Inc.	Broadband communication services	Senior secured loan ($8,754 par due 9/2013)	7.50% (Libor + 5.50%/Q)	9/1/2010	8,754	8,754	(3)(16)
		Senior subordinated loan ($10,529 par due 11/2014)	12.00% Cash, 2.00% PIK	11/7/2007	10,529	10,529
		Senior subordinated loan ($22,150 par due 11/2014)	12.00% Cash, 4.00% PIK	9/1/2010	22,150	22,150
		Senior subordinated loan ($33,429 par due 11/2014)	12.00% Cash, 2.00% PIK	2/8/2008	33,429	33,429	(2)
		Warrants to purchase up to 378 shares		11/7/2007	—	6,286
		Warrants to purchase up to 200 shares		9/1/2010	—	3,326
					74,862	84,474

Dialog Telecom LLC	Broadband communication services	Senior secured loan ($16,412 par due 12/2012)	12.08% (Libor + 7.50% Cash, 4.00% PIK /Q)	6/20/2011	16,412	16,412	(16)
Startec Equity, LLC (6)	Communication services	Member interest		4/1/2010	—	—
					91,274	100,886		3.21%

Grocery
Grocery Outlet Inc.	Value grocery retailer	Senior secured revolving loan ($3,100 par due 12/2017)	11.25% (Base Rate + 8.00%/Q)	12/15/2011	3,100	3,100	(16)
		Senior secured loan ($91,500 par due 12/2017)	10.50% (Libor + 9.00%/Q)	12/15/2011	91,500	91,500	(16)
					94,600	94,600
					94,600	94,600		3.01%

Retail
Direct Buy Holdings, Inc. and Direct Buy Investors, LP (5)	Membership based buying club franchisor and operator	Limited partnership interest (66,667 shares)		4/1/2010	2,594	—
		Limited partnership interest (83,333 shares)		11/30/2007	8,333	—
					10,927	—

Fulton Holdings Corp.	Airport restaurant operator	Senior secured loan ($40,000 par due 5/2016)	12.50%	5/28/2010	40,000	40,000	(2)(11)
		Common stock (19,672 shares)		5/28/2010	1,967	1,618
					41,967	41,618

Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Common stock (1,218,481 shares)		8/8/2006	4,909	12,556
Things Remembered Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($21,433 par due 3/2014)	9.00% (Base Rate + 7.00%/M)	9/28/2006	21,414	21,433	(16)
		Senior secured loan ($8,226 par due 3/2014)	9.00% (Base Rate + 7.00%/M)	9/28/2006	8,302	8,226	(3)(16)
		Class B Preferred stock (73 shares)		3/19/2009	—	2,056
		Preferred stock (80 shares)		9/28/2006	1,800	2,249
		Common stock (800 shares)		9/28/2006	200	2,172
		Warrants to purchase up to 859 shares of preferred stock		3/19/2009	—	2,324
					31,716	38,460
					89,519	92,634		2.94%

Company(1)	Business Description	Investment	Interest (4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Energy
La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Junior secured loan ($59,000 par due 8/2018)	10.25% (Libor + 8.75%/Q)	8/9/2011	57,775	56,050	(16)
USG Nevada LLC	Geothermal, renewable energy, developer for electrical power and direct uses	Junior secured loan ($7,500 par due 6/2012)	3.94% (Libor + 3.50%/Q)	11/9/2011	7,500	7,500
					65,275	63,550		2.02%

Automotive Services
Driven Holdings, LLC	Automotive aftermarket car care franchisor	Preferred stock (247,500 units)		12/16/2011	2,475	2,475
		Common stock (25,000 units)		12/16/2011	25	25
					2,500	2,500

Stag-Parkway, Inc. (6)	Automotive aftermarket components supplier	Senior secured loan ($34,500 par due 12/2014)	12.50% (Libor + 11.00%/Q)	9/30/2010	34,500	34,500	(16)
		Preferred stock (4,200 shares)	16.50% PIK	9/30/2010	2,368	4,200
		Common stock (10,200 shares)		9/30/2010	—	14,807
					36,868	53,507
					39,368	56,007		1.78%

Commercial Real Estate Finance
10th Street, LLC (5)	Real estate holding company	Senior subordinated loan ($24,213 par due 11/2014)	8.93% Cash, 4.07% PIK	4/1/2010	24,213	24,213
		Member interest (10.00% interest)		4/1/2010	594	529
		Option (25,000 units)		4/1/2010	25	25
					24,832	24,767

Allied Capital REIT, Inc. (6)	Real estate investment trust	Real estate equity interests		4/1/2010	50	50
		Real estate equity interests		4/1/2010	325	639
					375	689

American Commercial Coatings, Inc.	Real estate property	Commercial mortgage loan ($2,000 par due 12/2025)		4/1/2010	1,611	1,967	(15)
Aquila Binks Forest Development, LLC	Real estate developer	Commercial mortgage loan ($13,477 par due 12/2014)		4/1/2010	11,900	4,013	(15)
		Real estate equity interests		4/1/2010	—	—
					11,900	4,013

Cleveland East Equity, LLC	Hotel operator	Real estate equity interests		4/1/2010	1,026	2,507
Commons R-3, LLC	Real estate developer	Real estate equity interests		4/1/2010	—	—
Crescent Hotels & Resorts, LLC and affiliates (6)	Hotel operator	Senior secured loan ($433 par due 6/2010)	10.00%	4/1/2010	433	444
		Senior subordinated loan ($9,071 par due 1/2012)		4/1/2010	1,475	138	(15)
		Senior subordinated loan ($9,399 par due 6/2017)		4/1/2010	2,410	241	(15)
		Senior subordinated loan ($10,967 par due 9/2012)		4/1/2010	2,051	202	(15)
		Senior subordinated loan ($261 par due 3/2013)		4/1/2010	263	9	(15)
		Senior subordinated loan ($2,236 par due 9/2011)		4/1/2010	—	—	(15)
		Preferred equity interest		4/1/2010	—	39
		Common equity interest		4/1/2010	35	—
					6,667	1,073

Company(1)	Business Description	Investment	Interest (4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Hot Light Brands, Inc. (6)	Real estate holding company	Senior secured loan ($35,239 par due 2/2011)		4/1/2010	3,945	3,692	(15)
		Common stock (93,500 shares)		4/1/2010	—	—
					3,945	3,692

NPH, Inc.	Hotel property	Real estate equity interests		4/1/2010	5,291	7,959
					55,647	46,667		1.48%

Food and Beverage
Apple & Eve, LLC and US Juice Partners, LLC (5)	Juice manufacturer	Senior secured revolving loan ($2,000 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	2,000	2,000	(16)
		Senior secured revolving loan ($2,500 par due 10/2013)	12.00% (Base Rate + 8.00%/Q)	10/5/2007	2,500	2,500	(16)
		Senior secured loan ($13,325 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	13,325	13,325	(16)
		Senior secured loan ($14,019 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	14,019	14,019	(3)(16)
		Senior units (50,000 units)		10/5/2007	5,000	3,326
					36,844	35,170

Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated loan ($7,615 par due 2/2013)	16.00% PIK	2/6/2008	7,615	7,615
		Preferred stock (6,258 shares)		9/1/2006	2,500	1,519
					10,115	9,134

Distant Lands Trading Co.	Coffee manufacturer	Class A common stock (1,294 shares)		4/1/2010	980	568
		Class A-1 common stock (2,157 shares)		4/1/2010	—	—
					980	568
					47,939	44,872		1.43%

Consumer Products- Durable
Bushnell Inc.	Sports optics manufacturer	Junior secured loan ($41,325 par due 2/2014)	7.08% (Libor + 6.50%/Q)	4/1/2010	33,467	37,192
					33,467	37,192		1.18%

Transportation
PODS Funding Corp.	Storage and warehousing	Junior subordinated loan ($37,020 par due 5/2017)	10.50% Cash, 5.00% PIK	11/29/2011	37,020	37,020
United Road Towing, Inc.	Towing company	Warrants to purchase up to 607 shares		4/1/2010	—	—
					37,020	37,020		1.18%

Environmental Services
AWTP, LLC (6)	Water treatment services	Junior secured loan ($4,109 par due 6/2015)	5.00% Cash, 5.00% PIK	4/18/2011	4,109	4,109
		Junior secured loan ($896 par due 6/2015)	15.00% PIK	4/18/2011	896	623
		Junior secured loan ($4,518 par due 6/2015)	15.00% PIK	4/18/2011	4,518	3,142	(3)
		Membership interests (90% interest)		4/18/2011	—	—
					9,523	7,874

RE Community Holdings II, Inc.and Pegasus Community Energy, LLC.	Operator of municipal recycling facilities	Preferred stock (1,000 shares)	12.50% PIK	3/1/2011	8,311	8,283
Waste Pro USA, Inc	Waste management services	Preferred Class A common equity (611,615 shares)		11/9/2006	12,263	20,540
					30,097	36,697		1.17%

Company(1)	Business Description	Investment	Interest (4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Oil and Gas
Geotrace Technologies, Inc.	Reservoir processing, development	Warrants to purchase up to 69,978 shares of common stock		4/1/2010	88	—
		Warrants to purchase up to 210,453 shares of preferred stock		4/1/2010	2,805	172
					2,893	172

UL Holding Co., LLC	Petroleum product manufacturer	Junior secured loan ($2,098 par due 12/2012)	9.31% (Libor + 8.88%/Q)	12/24/2007	2,098	2,098
		Junior secured loan ($4,073 par due 12/2012)	14.00%	12/24/2007	4,073	4,073
		Junior secured loan ($2,000 par due 12/2012)	9.45% (Libor + 8.88%/Q)	6/17/2011	2,000	2,000
		Junior secured loan ($5,000 par due 12/2012)	15.00%	8/13/2010	5,000	5,000
		Junior secured loan ($2,926 par due 12/2012)	14.00%	12/24/2007	2,926	2,926	(2)
		Junior secured loan ($835 par due 12/2012)	9.31% (Libor + 8.88%/Q)	12/24/2007	835	835	(3)
		Junior secured loan ($1,801 par due 12/2012)	14.00%	12/24/2007	1,801	1,801	(3)
		Junior secured loan ($10,728 par due 12/2012)	9.32% (Libor + 8.88%/Q)	12/24/2007	10,728	10,728	(3)
		Class A common units (8,982 units)		6/17/2011	90	46
		Class B-4 common units (50,000 units)		4/25/2008	500	255
		Class B-5 common units (499,000 units)		6/17/2011	4,990	2,541
		Class C common units (549,491 units)		4/25/2008	—	2,798
					35,041	35,101
					37,934	35,273		1.12%

Chemicals, Plastic and Rubber
Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($3,603 par due 11/2013)	13.00% Cash, 3.00% PIK	5/22/2006	3,603	3,603
		Senior secured loan ($9,967 par due 11/2013)	10.25% (Base Rate + 3.50%/M)	6/29/2011	9,967	9,967	(16)
		Senior secured loan ($6,639 par due 11/2013)	10.00% (Libor + 6.00%/M)	6/29/2011	6,639	6,639	(16)
		Senior secured loan ($5,246 par due 11/2013)	13.00% Cash, 3.00% PIK	5/22/2006	5,246	5,246	(2)
		Senior secured loan ($8,227 par due 11/2013)	8.25% (Libor + 4.25%/M)	5/22/2006	8,227	8,227	(3)(16)
		Senior secured loan ($915 par due 11/2013)	10.25% (Base Rate + 3.50%/M)	6/29/2011	915	915	(3)(16)
		Senior secured loan ($610 par due 11/2013)	10.00% (Libor + 6.00%/M)	6/29/2011	610	610	(3)(16)
					35,207	35,207
					35,207	35,207		1.12%

Printing, Publishing and Media
EarthColor, Inc. (6)	Printing management services	Common stock (89,435 shares)		4/1/2010	—	—
LVCG Holdings LLC (6)	Commercial printer	Membership interests (56.53% interest)		10/12/2007	6,600	—

Company(1)	Business Description	Investment	Interest (4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
National Print Group, Inc.	Printing management services	Senior secured revolving loan ($1,141 par due 10/2013)	9.00% (Libor + 6.00%/M)	3/2/2006	1,141	1,027	(16)
		Senior secured revolving loan ($1,031 par due 10/2013)	9.00% (Base Rate + 5.00%/M)	3/2/2006	1,031	928	(16)
		Senior secured loan ($20 par due 10/2013)	10.00% (Libor + 6.00% Cash, 1.00% PIK/Q)	3/2/2006	20	18	(16)
		Senior secured loan ($7,520 par due 10/2013)	10.00% (Libor + 6.00% Cash, 1.00% PIK/Q)	3/2/2006	7,217	6,919	(3)(16)
		Senior secured loan ($181 par due 10/2013)	10.00% (Base Rate + 5.00% Cash, 1.00% PIK/M)	3/2/2006	174	166	(3)(16)
		Preferred stock (9,344 shares)		3/2/2006	2,000	—
					11,583	9,058

The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (21,711 shares)		9/29/2006	2,171	5,339
		Common stock (15,393 shares)		9/29/2006	3	13
					2,174	5,352
					20,357	14,410		0.46%

Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	Senior secured loan ($11,500 par due 10/2013)	4.80% (Libor + 4.50%/M)	10/11/2007	11,500	11,270	(3)(12)
					11,500	11,270		0.36%

Wholesale Distribution
BECO Holding Company, Inc.	Wholesale distributor of first response fire protection equipment and related parts	Common stock (25,000 shares)		7/30/2010	2,500	3,151
					2,500	3,151		0.10%
					$5,108,663	$5,094,506		161.87%

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

(2)

These assets are owned by the Company’s consolidated subsidiary Ares Capital CP Funding LLC (“Ares Capital CP”), are pledged as collateral for the Revolving Funding Facility and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than Ares Capital CP’s obligations under the Revolving Funding Facility (see Note 5 to the consolidated financial statements).

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2012

(in thousands, except per share data)

(unaudited)

					Accumulated
					Net Realized
					Loss on
					Investments,
					Foreign Currency
				Accumulated	Transactions,
			Capital in	Overdistributed	Extinguishment of	Net Unrealized	Total
	Common Stock		Excess of	Net Investment	Debt and	Gain (Loss) on	Stockholders’
	Shares	Amount	Par Value	Income	Other Assets	Investments	Equity
Balance at December 31, 2011	205,130	$205	$3,390,354	$(10,449)	$(218,688)	$(14,157)	$3,147,265
Issuance of common stock in add-on offerings (net of offering and underwriting costs)	16,422	16	252,399	—	—	—	252,415
Shares issued in connection with dividend reinvestment plan	599	1	9,682	—	—	—	9,683
Issuance of the Convertible Notes (see Note 5)	—	—	4,725	—	—	—	4,725
Net increase in stockholders’ equity resulting from operations	—	—	—	164,939	(49,246)	80,786	196,479
Dividends declared ($0.74 per share)	—	—	—	(164,068)	—	—	(164,068)
Balance at June 30, 2012	222,151	$222	$3,657,160	$(9,578)	$(267,934)	$66,629	$3,446,499

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	For the six months ended
	June 30, 2012	June 30, 2011
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$196,479	$160,689
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Realized loss from extinguishment of debt	2,678	19,318
Net realized (gains) losses on investments	46,568	(56,195)
Net unrealized gains on investments	(80,786)	(32,226)
Net accretion of discount on securities	(7,503)	(7,850)
Increase in accrued payment-in-kind interest and dividends	(13,710)	(18,719)
Collections of payment-in-kind interest and dividends	5,217	18,610
Amortization of debt issuance costs	6,672	6,227
Accretion of discount on notes payable	5,362	6,128
Depreciation	398	477
Proceeds from sales and repayments of investments	713,399	966,449
Purchases of investments	(1,086,383)	(1,232,544)
Changes in operating assets and liabilities:
Interest receivable	(1,899)	(6,282)
Other assets	(8,146)	1,561
Management and incentive fees payable	5,706	37,486
Accounts payable and accrued expenses	(8,434)	4,961
Interest and facility fees payable	2,616	977
Net cash used in operating activities	(221,766)	(130,933)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	252,415	—
Borrowings on debt	1,250,101	1,403,888
Repayments and repurchases of debt	(1,129,531)	(1,132,983)
Debt issuance costs	(16,064)	(24,177)
Dividends paid	(154,672)	(131,658)
Net cash provided by financing activities	202,249	115,070
CHANGE IN CASH AND CASH EQUIVALENTS	(19,517)	(15,863)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	120,782	100,752
CASH AND CASH EQUIVALENTS, END OF PERIOD	$101,265	$84,889
Supplemental Information:
Interest paid during the period	$50,424	$38,356
Taxes, including excise tax, paid during the period	$8,529	$8,306
Dividends declared during the period	$164,068	$143,210

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2012

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

2.             SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with GAAP, and include the accounts of the Company and its consolidated subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition as of and for the periods presented. All significant intercompany balances and transactions have been eliminated.

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

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of our investments) are valued at fair value as determined in good faith by our board of directors, based on, among other things, the input of our investment adviser, audit committee and independent third-party valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12 month period (with certain de minimis exceptions) and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter, and a minimum of 50% of our portfolio at fair value is subject to review by an independent valuation firm each quarter. In addition, our independent accountants review our valuation process as part of their overall integrated audit.

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

Certain of our consolidated subsidiaries are also subject to U.S. federal and state income taxes.

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

Notwithstanding the foregoing, as a result of an amendment to the capital gains portion of the incentive fee under the investment advisory and management agreement that was adopted on June 6, 2011, if we are required by GAAP to record an investment at its fair value as of the time of acquisition instead of at the actual amount paid for such investment by us (including, for example, as a result of the application of the acquisition method of accounting), then solely for the purposes of calculating the Capital Gains Fee, the “accreted or amortized cost basis” of an investment shall be an amount (the “Contractual Cost Basis”) equal to (1) (x) the actual amount paid by the Company for such investment plus (y) any amounts recorded in the Company’s financial statements as required by GAAP that are attributable to the accretion of such investment plus (z) any other adjustments made to the cost basis included in the Company’s financial statements, including payment-in-kind interest or additional amounts funded (net of repayments) minus (2) any amounts recorded in the Company’s financial statements as required by GAAP that are attributable to the amortization of such investment, whether such calculated Contractual Cost Basis is higher or lower than the fair value of such investment (as determined in accordance with GAAP) at the time of acquisition.

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

The Capital Gains Fee due to our investment adviser as calculated under the investment advisory and management agreement (as described above) for the three and six months ended June 30, 2012 was $0. However, in accordance with GAAP, the Company has cumulatively accrued a capital gains incentive fee of $55,264 as of June 30, 2012. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the Capital Gains Fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual Capital Gains Fees paid or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For the three and six months ended June 30, 2012, base management fees were $20,811 and $40,797, respectively, incentive fees related to pre-incentive fee net investment income were $22,127 and $42,812, respectively, and incentive fees related to capital gains in accordance with GAAP were $606 and 6,307, respectively.

As of June 30, 2012, $98,202 was included in “management and incentive fees payable” in the accompanying consolidated balance sheet, of which $42,938 is currently payable to the Company’s investment adviser under the investment advisory and management agreement.

For the three and six months ended June 30, 2011, base management fees were $17,414 and $34,144, respectively, incentive fees related to pre-incentive fee net investment income were $17,102 and $32,928, respectively, and incentive fees related to capital gains in accordance with GAAP were $24,644 and $39,759, respectively.

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

For the three and six months ended June 30, 2012, we incurred $2,217 and $4,537, respectively, in administrative fees. For the three and six months ended June 30, 2011, we incurred $2,459 and $4,884, respectively, in administrative fees. As of June 30, 2012, $2,217 of these fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

4.                                     INVESTMENTS

As of June 30, 2012 and December 31, 2011, investments consisted of the following:

	June 30, 2012		December 31, 2011
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
Senior term debt	$3,155,582	$3,123,660	$2,691,018	$2,671,114
Subordinated Certificates of the SSLP(2)	1,099,477	1,125,812	1,034,254	1,059,178
Senior subordinated debt	486,215	457,873	592,618	515,014
Collateralized loan obligations	40,515	40,230	55,515	54,000
Preferred equity securities	233,275	246,649	251,192	251,064
Other equity securities	403,665	494,825	463,861	527,002
Commercial real estate	19,455	15,764	20,205	17,134
Total	$5,438,184	$5,504,813	$5,108,663	$5,094,506

(1)                                  The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

(2)                                  The proceeds from these certificates were applied to co-investments with GE Global Sponsor Finance LLC and General Electric Capital Corporation to fund first lien senior secured loans to 34 and 32 different borrowers as of June 30, 2012 and December 31, 2011, respectively.

The industrial and geographic compositions of our portfolio at fair value at June 30, 2012 and December 31, 2011 were as follows:

	As of
	June 30, 2012	December 31, 2011
Industry
Investment Funds and Vehicles(1)	22.7%	23.6%
Healthcare Services	13.3	13.4
Education	9.5	11.2
Consumer Products	8.3	5.4
Restaurants and Food Services	7.6	6.8
Business Services	6.7	6.6
Financial Services	6.3	6.4
Containers and Packaging	4.1	4.5
Other Services	4.0	2.5
Manufacturing	3.2	2.8
Grocery	1.7	1.9
Telecommunications	1.6	2.0
Retail	1.6	1.8
Energy	1.6	1.3
Aerospace and Defense	1.4	3.6
Other	6.4	6.2
Total	100.0%	100.0%

(1)                                  Includes our investment in the SSLP (as defined below), which had made loans to 34 and 32 different borrowers as of June 30, 2012 and December 31, 2011, respectively. The portfolio companies in the SSLP are in industries similar to the companies in the Company’s portfolio.

	As of
	June 30, 2012	December 31, 2011
Geographic Region
West	49.0%	48.4%
Southeast	17.8	21.2
Midwest	14.7	14.5
Mid Atlantic	13.8	12.8
International	2.5	1.4
Northeast	2.2	1.7
Total	100.0%	100.0%

As of June 30, 2012, 2.3% of total investments at amortized cost (or 0.7% of total investments at fair value), were on non-accrual status. As of December 31, 2011, 3.3% of total investments at amortized cost (or 0.9% of total investments at fair value), were on non-accrual status.

SSLP

The Company has an investment in the subordinated certificates (the “SSLP Certificates”) issued by the Senior Secured Loan Fund LLC, which operates using the name “Senior Secured Loan Program” (the “SSLP”), an unconsolidated vehicle. The Company, through the SSLP, co-invests in first lien senior secured loans of middle market companies with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together, “GE”). The SSLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and GE (with approval from a representative of each required).

As of June 30, 2012 and December 31, 2011, the SSLP had available capital of approximately $7.7 billion, of which approximately $5.4 billion and $5.0 billion in aggregate principal amount was funded at June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012 and December 31, 2011, the Company had agreed to make available to the SSLP $1,487,500, of which $377,473 and $442,523 was unfunded, respectively. It is within the Company’s discretion to make these additional amounts available to the SSLP.

As of June 30, 2012 and December 31, 2011, the SSLP had total assets of $5.4 billion and $5.0 billion, respectively. GE’s investment in the SSLP consisted of senior notes of $4.1 billion and $3.8 billion and SSLP Certificates of $159 million and $149 million at June 30, 2012 and December 31, 2011, respectively. The SSLP Certificates are junior to the senior notes invested by GE and the Company owned 87.5% of the outstanding SSLP Certificates as of June 30, 2012 and December 31, 2011. The SSLP’s portfolio consisted of first lien senior secured loans to 34 and 32 different borrowers as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012 and December 31, 2011, the portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies and none of these loans was on non-accrual status. As of June 30, 2012 and December 31, 2011, the largest loan to a single borrower in the SSLP’s portfolio in aggregate principal amount was $300.0 million and the five largest loans to borrowers totaled $1.4 billion. The portfolio companies in the SSLP are in industries similar to the companies in the Company’s portfolio.

The amortized cost and fair value of the SSLP Certificates held by the Company was $1,099,477 and $1,125,812, respectively, as of June 30, 2012, and $1,034,254 and $1,059,178, respectively, as of December 31, 2011. The SSLP Certificates pay a weighted average coupon of approximately LIBOR plus 8.0% and also entitle the Company to receive a portion of the excess cash flow from the loan portfolio, which may result in a return greater than the contractual coupon. The Company’s yield on its investment in the SSLP at fair value was 15.6% and 15.7% as of June 30, 2012 and December 31, 2011, respectively. For the three and six months ended June 30, 2012, the Company earned interest income of $44,476 and $87,743, respectively, in respect of its SSLP investment. For the three and six months ended June 30, 2011, the Company earned interest income of $27,003 and $50,324, respectively, in respect of its SSLP investment. The Company is also entitled to certain fees in connection with the SSLP.

Effective March 30, 2012, Ares Capital Management assumed from the Company the role of co-manager of the SSLP. However, this change did not impact the Company’s economics in respect of its participation in the SSLP and Ares Capital Management does not receive any remuneration in respect of its co-manager role.

5.                                      DEBT

In accordance with the Investment Company Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of June 30, 2012 our asset coverage for borrowed amounts was 257%.

The Company’s outstanding debt obligations as of June 30, 2012 and December 31, 2011 was as follows:

	As of
	June 30, 2012					December 31, 2011
	Total					Total
	Aggregate					Aggregate
	Principal					Principal
	Amount					Amount
	Available/		Principal	Carrying		Available/		Principal	Carrying
	Outstanding(1)		Amount	Value		Outstanding(1)		Amount	Value
Revolving Credit Facility	$900,000	(2)	$295,000	$295,000		$810,000	(2)	$395,000	$395,000
Revolving Funding Facility	580,000	(3)	348,000	348,000		500,000		463,000	463,000
SMBC Funding Facility	200,000		107,000	107,000		—		—	—
Debt Securitization	—		—	—		77,531		77,531	77,531
February 2016 Convertible Notes	575,000		575,000	544,769	(4)	575,000		575,000	541,152	(4)
June 2016 Convertible Notes	230,000		230,000	217,322	(4)	230,000		230,000	215,931	(4)
2017 Convertible Notes	162,500		162,500	157,876	(4)	—		—	—
2022 Notes	143,750		143,750	143,750		—		—	—
2040 Notes	200,000		200,000	200,000		200,000		200,000	200,000
2047 Notes	230,000		230,000	181,091	(5)	230,000		230,000	180,988	(5)
	$3,221,250		$2,291,250	$2,194,808		$2,622,531		$2,170,531	$2,073,602

(1)                                  Subject to borrowing base and leverage restrictions. Represents the total aggregate amount available or outstanding, as applicable, under such instrument.

(2)                                  Provides for a feature that allows the Company, under certain circumstances, to increase the size of the facility to a maximum of $1,350,000 and $1,050,000 for the Revolving Credit Facility as of June 30, 2012 and December 31, 2011, respectively.

(3)                                  Provides for a feature that allows the Company and Ares Capital CP, under certain circumstances, to increase the size of the facility to a maximum of $865,000 for the Revolving Funding Facility as of June 30, 2012.

(4)                                  Represents the aggregate principal amount outstanding of the Convertible Notes (as defined below) less the unaccreted discount initially recorded upon issuance of the Convertible Notes. The total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes and the 2017 Convertible Notes was $30,231, $12,678 and $4,624, respectively, at June 30, 2012.

(5)                                  Represents the aggregate principal amount outstanding less the unaccreted purchased discount. The total unaccreted purchased discount on the 2047 Notes was $48,909 and $49,012 as of June 30, 2012 and December 31, 2011, respectively.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all our outstanding debt as of June 30, 2012 were 5.0% and 9.8 years, respectively, and as of December 31, 2011 were 4.8% and 9.3 years, respectively.

Revolving Credit Facility

In December 2005, the Company entered into a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), which as of June 30, 2012, allows the Company to borrow up to $900,000 at any one time outstanding.  On May 4, 2012, the Company amended and restated the Revolving Credit Facility to, among other things, increase the size of the facility from $810,000 to $900,000, extend the expiration of the revolving period from January 22, 2013 to May 4, 2015 and extend the stated maturity date from January 22, 2013 to May 4, 2016.  The Revolving Credit Facility also includes a feature that allows, under certain circumstances, for an increase in the size of the facility to a maximum of $1,350,000. The Revolving Credit Facility generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR based loans, and monthly payments of interest on other loans. From the end of the revolving period to the stated maturity date, the Company is required to repay outstanding principal amounts under the Revolving Credit Facility on a monthly basis in an amount equal to 1/12th of the outstanding principal amount at the end of the revolving period.

Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of the Company and its consolidated subsidiaries, of not less than 2.0:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. Borrowings under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets in our portfolio that are pledged as collateral. As of June 30, 2012, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of June 30, 2012 and December 31, 2011, there was $295,000 and $395,000 outstanding, respectively, under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $125,000. As of June 30, 2012 and December 31, 2011, the Company had $45,764 and $47,249, respectively, in standby letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued. As of June 30, 2012, there was $559,236 available for borrowing (net of standby letters of credit issued) under the Revolving Credit Facility.

After May 4, 2012, subject to certain exceptions, the interest rate charged on the Revolving Credit Facility is based on LIBOR plus an applicable spread of 2.25% or a “base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 1.25%. Prior to May 4, 2012, the interest rate charged on the Revolving Credit Facility was based on LIBOR plus an applicable spread of between 2.50% and 4.00% or on a “base rate” plus an applicable spread of between 1.50% and 3.00%, in each case, based on a pricing grid depending upon our credit ratings.  As of June 30, 2012, the one, two, three and six month LIBOR was 0.25%, 0.34%, 0.46% and 0.73%, respectively. As of December 31, 2011, the one, two, three and six month LIBOR was

0.30%, 0.43%, 0.58% and 0.81%, respectively. In addition to the stated interest expense on the Revolving Credit Facility, after May 4, 2012, the Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility and a letter of credit fee of 2.50% per annum on letters of credit issued, both of which are payable quarterly. Prior to May 4, 2012, the commitment fee was 0.50%, and the letter of credit fee was 3.25%.

The Revolving Credit Facility is secured by certain assets in our portfolio and excludes investments held by Ares Capital CP under the Revolving Funding Facility, those held by ACJB under the SMBC Funding Facility and prior to the termination of the Debt Securitization, those previously held as part of the Debt Securitization, each as discussed below, and certain other investments.

The components of interest and credit facility fees expense, cash paid for interest expense, average interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Stated interest expense	$1,021	$—	$1,929	$222
Facility fees	1,047	1,068	2,277	2,118
Amortization of debt issuance costs	1,043	1,639	2,603	3,233
Total interest and credit facility fees expense	$3,111	$2,707	$6,809	$5,573
Cash paid for interest expense	$578	$—	$2,081	$563
Average stated interest rate	2.73%	—%	3.03%	3.34%
Average outstanding balance	$149,451	$—	$126,484	$13,254

Revolving Funding Facility

In October 2004, the Company established through its consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”), a revolving funding facility (as amended, the “Revolving Funding Facility”), which as of June 30, 2012, allows Ares Capital CP to borrow up to $580,000 at any one time outstanding.  The Revolving Funding Facility is secured by all of the assets held by, and the Company’s membership interest in, Ares Capital CP.  On June 7, 2012, the Company and Ares Capital CP amended the Revolving Funding Facility to, among other things, increase the size of the Revolving Funding Facility from $500 million to $580 million, add a feature that allows, under certain circumstances, for an increase in the size of the facility to a maximum of $865 million, extend the reinvestment period from January 18, 2015 to April 18, 2015, and extend the stated maturity date from January 18, 2017 to April 18, 2017.  See Note 15 for subsequent events relating to the Revolving Funding Facility.

Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by Ares Capital CP. Ares Capital CP is also subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests, loans with fixed rates and loans with certain investment ratings, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow. The Company and Ares Capital CP are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of June 30, 2012, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

As of June 30, 2012 and December 31, 2011, there was $348,000 and $463,000 outstanding, respectively, under the Revolving Funding Facility. After a January 18, 2012 amendment to the Revolving Funding Facility, the interest rate charged on the Revolving Funding Facility is based on LIBOR plus an applicable spread of 2.50% or on a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus an applicable spread of 1.50%. Prior to January 18, 2012, the interest rate charged on the Revolving Funding Facility, subject to certain exceptions, was based on LIBOR plus an applicable spread of between 2.25% and 3.75% or on a “base rate” plus an applicable spread of between 1.25% to 2.75%, in each case, based on a pricing grid depending upon the Company’s credit ratings. As of June 30, 2012 and December 31, 2011, the interest rate in effect was based on one month LIBOR of 0.25% and 0.30%, respectively. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.75% depending on the size of the unused portion of the Revolving Funding Facility.

The components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Stated interest expense	$2,695	$448	$5,871	$1,125
Facility fees	168	1,127	235	2,139
Amortization of debt issuance costs	403	545	777	1,070
Total interest and credit facility fees expense	$3,266	$2,120	$6,883	$4,334
Cash paid for interest expense	$3,175	$677	$6,626	$3,029
Average stated interest rate	2.77%	2.97%	2.79%	3.00%
Average outstanding balance	$389,110	$60,276	$418,132	$75,016

SMBC Funding Facility

In January 2012, the Company established through its consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), a revolving funding facility (the “SMBC Funding Facility”) with ACJB, as the borrower, Sumitomo Mitsui Banking Corporation (“SMBC”), as the administrative agent, collateral agent, and lender, which ACJB may borrow up to $200,000 at any one time outstanding. The SMBC Funding Facility is secured by all of the assets held by ACJB. The SMBC Funding Facility has a reinvestment period scheduled to end on January 20, 2015 and a stated maturity date of January 20, 2020. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement.

Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies different advance rates to assets held by ACJB. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of June 30, 2012, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

As of June 30, 2012, there was $107,000 outstanding under the SMBC Funding Facility. Subject to certain exceptions, the interest rate charged on the SMBC Funding Facility is based on one month LIBOR plus an applicable spread of 2.125% or a “base rate” (as defined in the agreements governing the SMBC Funding Facility) plus an applicable spread of 1.125%. As of June 30, 2012, one month LIBOR was 0.25%. Prior to July 20, 2012, there was no commitment fee required to be paid. Beginning on July 20, 2012, ACJB is required to pay a commitment fee of 0.50% depending on the size of the unused portion of the SMBC Funding Facility.

The components of interest and credit facility fees expense, cash paid for interest expense, average interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SMBC Funding Facility were as follows:

	For the three months ended	For the six months ended
	June 30, 2012	June 30, 2012
Stated interest expense	$449	$526
Amortization of debt issuance costs	155	267
Total interest and credit facility fees expense	$604	$793
Cash paid for interest expense	$373	$410
Average stated interest rate	2.36%	2.35%
Average outstanding balance	$76,075	$44,452

Debt Securitization

In July 2006, through ARCC Commercial Loan Trust 2006, a vehicle serviced by the Company’s consolidated subsidiary, ARCC CLO 2006 LLC (“ARCC CLO”), the Company completed a $400,000 debt securitization (the “Debt Securitization”) and issued approximately $314,000 aggregate principal amount of asset backed notes to third parties (the “CLO Notes”) that were secured by a pool of middle market loans that were purchased or originated by the Company. The Company initially retained approximately $86,000 of aggregate principal amount of certain “BBB” and non-rated securities in the Debt Securitization and subsequently repurchased $34,790 of the CLO Notes. In June 2012, the Company repaid in full the $60,049 aggregate principal amount outstanding of the CLO Notes and terminated or discharged the agreements governing the Debt Securitization.

	As of
	June 30, 2012		December 31, 2011
		LIBOR		LIBOR
		Spread		Spread
Class	Amount	(basis points)	Amount	(basis points)
A-1A	$—	—	$4,896	25
A-1A VFN	—	—	12,520	28
A-1B	—	—	14,000	37
A-2B	—	—	13,905	35
B	—	—	9,000	43
C	—	—	23,210	70
Total	$—		$77,531

The interest charged under the Debt Securitization was based on 3-month LIBOR, which as of December 31, 2011 was 0.56%. The blended interest rate charged on the CLO Notes, excluding fees, at December 31, 2011, was approximately 3-month LIBOR plus 45 basis points. The Company was also required to pay a commitment fee of 0.175% for any unused portion of the Class A-1A VFN Notes through June 17, 2011, the end of the reinvestment period, which is included in facility fees below.

In connection with the repayment in full of the CLO Notes ahead of their scheduled maturities, the remaining unamortized debt issuance costs related to the CLO Notes of $2,678 were expensed and recorded as a “realized loss on extinguishment of debt” in the accompanying consolidated statement of operations.

The components of interest and credit facility fees expense, cash paid for interest expense, average interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Debt Securitization are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Stated interest expense	$120	$235	$321	$490
Facility fees	—	14	—	25
Amortization of debt issuance costs	89	89	179	177
Total interest and credit facility fees expense	$209	$338	$500	$692
Cash paid for interest expense	$149	$239	$347	$500
Average stated interest rate	0.90%	0.72%	1.00%	0.71%
Average outstanding balance	$52,791	$138,561	$64,008	$145,868

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

Certain key terms related to the convertible features for each of the Convertible Notes are listed below.

	February 2016	June 2016	2017
	Convertible Notes	Convertible Notes	Convertible Notes
Conversion premium	17.5%	17.5%	17.5%
Closing stock price	$16.28	$16.20	$16.46
Closing stock price date	January 19, 2011	March 22, 2011	March 8, 2012
Initial conversion price	$19.13	$19.04	$19.34
Initial conversion rate (shares per one thousand dollar principal amount)	52.2766	52.5348	51.7050
Conversion dates	August 15, 2015	December 15, 2015	September 15, 2016

As of June 30, 2012, the principal amounts of each series of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of our common stock.

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

The Convertible Notes Indentures contain certain covenants, including covenants requiring us to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of the Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Notes Indentures. As June 30, 2012, the Company was in compliance in all material respects with the terms of the Convertible Notes Indentures.

The Convertible Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) 470-20. Upon conversion of any of the Convertible Notes, we intend to pay the outstanding principal amount in cash and to the extent that the conversion value exceeds the principal amount, we have the option to pay in cash or shares of our common stock (or a combination of cash and shares) in respect of the excess amount, subject to the requirements of the Convertible Notes Indentures. The Company has determined that the embedded conversion options in the Convertible Notes are not required to be separately accounted for as a derivative under GAAP. In accounting for the Convertible Notes, we estimated at the time of issuance that the values of the debt and equity components were approximately 93% and 7%, respectively, for each of the February 2016 Convertible Notes and the June 2016 Convertible Notes, and the debt and equity components approximately 97% and 3%, respectively, for the 2017 Convertible Notes. The original issue discount equal to the equity components of the Convertible Notes were recorded in “capital in excess of par value” in the accompanying consolidated balance sheet. As a result, we record interest expense comprised of both stated interest expense as well as accretion of the original issue discount. Additionally, the issuance costs associated with the Convertible Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.

At the time of issuance, the debt issuance costs and equity issuance costs for the February 2016 Convertible Notes were $15,778 and $1,188, respectively, for the June 2016 Convertible Notes were $5,913 and $445, respectively, and for the 2017 Convertible Notes were $4,813 and $149, respectively. At the time of issuance and as of June 30, 2012, the equity component, net of issuance costs as recorded in the “capital in excess of par value” in the accompanying consolidated balance sheet for the February 2016 Convertible Notes, the June 2016 Convertible Notes and the 2017 Convertible Notes was $39,063, $15,653 and $4,725, respectively.

As of June 30, 2012, the components of the carrying value of the Convertible Notes, the stated interest rate and the effective interest rate were as follows:

	February 2016	June 2016	2017
	Convertible Notes	Convertible Notes	Convertible Notes
Principal amount of debt	$575,000	$230,000	$162,500
Original issue discount, net of accretion	(30,231)	(12,678)	(4,624)
Carrying value of debt	$544,769	$217,322	$157,876
Stated interest rate	5.75%	5.125%	4.875%
Effective interest rate(1)	7.0%	6.3%	5.4%

(1)  The effective interest rate of the debt component of the convertible notes is equal to the stated interest rate plus the accretion of original issue discount.

For the three and six months ended June 30, 2012 and 2011, the components of interest expense and cash paid for interest expense for the Convertible Notes were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Stated interest expense	$13,193	$11,180	$24,780	$17,372
Accretion of original issue discount	2,740	2,351	5,259	3,603
Amortization of debt issuance costs	1,334	1,087	2,507	1,628
Total interest expense	$17,267	$14,618	$32,546	$22,603
Cash paid for interest expense	$5,894	$—	$22,425	$—

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

For the three and six months ended June 30, 2012 and 2011, the components of interest expense and cash paid for interest expense for the 2022 Notes and the 2040 Notes are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Stated interest expense	$6,363	$3,875	$11,915	$7,750
Amortization of debt issuance costs	193	61	339	119
Total interest expense	$6,556	$3,936	$12,254	$7,869
Cash paid for interest expense	$6,754	$3,875	$10,629	$7,492

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

As of June 30, 2012 and December 31, 2011, the 2047 Notes were outstanding as follows:

As of
	June 30, 2012		December 31, 2011
	Outstanding	Carrying	Outstanding	Carrying
	Principal	Value(1)	Principal	Value(1)
2047 Notes	$230,000	$181,091	$230,000	$180,988

(1)           Represents the principal amount of the 2047 Notes less the unaccreted purchased discount initially recorded as a part of the Allied Acquisition

The 2047 Notes bear interest at a rate of 6.875% and mature on April 15, 2047. The 2047 Notes require payment of interest quarterly, and all principal is due upon maturity. The 2047 Notes may be redeemed in whole or in part at any time or from time to time at our option, at a par redemption price of $25 per security plus accrued and unpaid interest and upon the occurrence of certain tax events as stipulated in the indenture governing the 2047 Notes.

For the three and six months ended June 30, 2012 and 2011, the components of interest expense and cash paid for interest expense for the Allied Unsecured Notes are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Stated interest expense	$3,953	$4,652	$7,906	$15,172
Accretion on original issue discount	52	222	103	2,525
Total interest and credit facility fees expense	$4,005	$4,874	$8,009	$17,697
Cash paid for interest expense	$3,953	$9,488	$7,906	$26,772

The 2022 Notes, the 2040 Notes and the 2047 Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions. As of June 30, 2012, the Company was in compliance in all material respects with the terms of the 2022 Notes, the 2040 Notes and the 2047 Notes.

6.            COMMITMENTS AND CONTINGENCIES

The Company has various commitments to fund investments in its portfolio as described below.

As of June 30, 2012 and December 31, 2011, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments the funding of which is at (or substantially at) the Company’s discretion:

	As of
	June 30, 2012	December 31, 2011
Total revolving and delayed draw commitments	$576,912	$565,630
Less: funded commitments	(123,531)	(125,037)
Total unfunded commitments	453,381	440,593
Less: commitments substantially at discretion of the Company	(6,250)	(64,750)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(20,521)	(5,518)
Total net adjusted unfunded revolving and delayed draw commitments	$426,610	$370,325

Included within the total revolving and delayed draw commitments as of June 30, 2012 were commitments to issue up to $65,485 in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of June 30, 2012, the Company had $42,408 in standby letters of credit issued and outstanding under these commitments on behalf of the portfolio companies, of which no amounts were recorded as a liability on our balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit $40,649 expire in 2012 and $1,759 expire in 2013.

As of June 30, 2012 and December 31, 2011, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships:

	As of
	June 30, 2012	December 31, 2011
Total private equity commitments	$149,117	$132,030
Less: funded private equity commitments	(79,490)	(67,428)
Total unfunded private equity commitments	69,627	64,602
Less: private equity commitments substantially at discretion of the Company	(53,525)	(53,525)
Total net adjusted unfunded private equity commitments	$16,102	$11,077

In addition, as of each of June 30, 2012 and December 31, 2011, the Company had outstanding guarantees or similar obligations on behalf of certain portfolio companies totaling $800.

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

As of June 30, 2012, one of the Company’s portfolio companies, Ciena Capital LLC (“Ciena”), had one non-recourse securitization Small Business Administration (“SBA”) loan warehouse facility, which has reached its maturity date but remains outstanding. Ciena is working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. Allied Capital had previously issued a performance guaranty (which the Company succeeded to as a result of the Allied Acquisition) whereby the Company must indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse facility. As of June 30, 2012, there are no known issues or claims with respect to this performance guaranty.

7.             FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted ASC 825-10, which provides companies the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. The Company has not elected the ASC 825-10 option to report selected financial assets and liabilities at fair value. With the exception of the line items entitled “other assets” and “debt,” which are reported at amortized cost, all assets and liabilities approximate fair value on the balance sheet. The carrying value of the line items entitled “interest receivable,” “receivable for open trades,” “payable for open trades,” “accounts payable and accrued expenses,” “management and incentive fees payable” and “interest and facility fees payable” approximate fair value due to their short maturity.

Effective January 1, 2008, the Company adopted ASC 820-10, which expands the application of fair value accounting. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Company to assume that the portfolio investment is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820-10, the Company has considered its principal market as the market in which the Company exits its portfolio investments with the greatest volume and level of activity. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:

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

The following table summarizes the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 2 or 3 as of June 30, 2012. The table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to our determination of fair values.

			Unobservable Input
	Fair	Primary			Weighted
Asset Category	Value	Valuation Technique	Input	Range	Average
Senior term debt	$3,123,660	Yield Analysis	Market Yield	5.5% - 20.8%	10.1%
Subordinated Certificates of the SSLP	1,125,812	Discounted Cash Flow	Discount Rate	14.0% - 16.0%	15.0%
Senior subordinated debt	457,873	Yield Analysis	Market Yield	9.0% - 18.6%	14.1%
Collateralized loan obligations	40,230	Discounted Cash Flow	Discount Rate	8.8% - 13.5%	10.7%
Preferred equity securities	246,649	EV Market Multiple Analysis	EBITDA Multiple	4.5x - 10.5x	8.0x
Other equity securities and other	510,589	EV Market Multiple Analysis	EBITDA Multiple	4.5x - 12.0x	7.4x
Total	$5,504,813

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

The following table presents fair value measurements of cash and cash equivalents and investments as of June 30,

2012:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$101,265	$101,265	$—	$—
Investments	$5,504,813	$—	$—	$5,504,813

The following table presents changes in investments that use Level 3 inputs as of and for the three and six months ended

June 30, 2012:

As of and for the
three months ended
June 30, 2012
Balance as of March 31, 2012	$5,204,531
Net realized and unrealized gains	5,709
Purchases	703,812
Sales	(111,543)
Redemptions	(305,739)
Payment-in-kind interest and dividends	4,495
Accretion of discount on securities	3,548
Net transfers in and/or out of Level 3	—
Balance as of June 30, 2012	$5,504,813

As of and for the
six months ended
June 30, 2012
Balance as of December 31, 2011	$5,094,506
Net realized and unrealized gains	34,218
Purchases	1,086,383
Sales	(119,593)
Redemptions	(609,546)
Payment-in-kind interest and dividends	11,342
Accretion of discount on securities	7,503
Net transfers in and/or out of Level 3	—
Balance as of June 30, 2012	$5,504,813

As of June 30, 2012, the net unrealized appreciation on the investments that use Level 3 inputs was $66,629.

The following table presents fair value measurements of cash and cash equivalents and investments as of December 31

2011:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$120,782	$120,782	$—	$—
Investments	$5,094,506	$—	$—	$5,094,506

The following table presents changes in investments that use Level 3 inputs as of and for the three and six months ended

June 30, 2011:

As of and for the
three months ended
June 30, 2011
Balance as of March 31, 2011	$4,256,420
Net realized and unrealized gains	15,707
Purchases	744,455
Sales	(112,884)
Redemptions	(259,785)
Payment-in-kind interest and dividends	6,919
Accretion of discount on securities	3,851
Net transfers in and/or out of Level 3	(24,640)
Balance as of June 30, 2011	$4,630,043

As of and for the
six months ended
June 30, 2011
Balance as of December 31, 2010	$4,312,657
Net realized and unrealized gains	99,231
Purchases	1,212,723
Sales	(403,433)
Redemptions	(592,302)
Payment-in-kind interest and dividends	17,957
Accretion of discount on securities	7,850
Net transfers in and/or out of Level 3	(24,640)
Balance as of June 30, 2011	$4,630,043

As of June 30, 2011, the net unrealized appreciation on the investments that use Level 3 inputs was $76,210.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

Following are the carrying and fair values of our debt obligations as of June 30, 2012 and December 31, 2011. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	June 30, 2012			December 31, 2011
	Carrying value(1)		Fair value	Carrying value(1)		Fair value
Revolving Credit Facility	$295,000		$295,000	$395,000		$399,400
Revolving Funding Facility	348,000		348,000	463,000		467,900
SMBC Funding Facility	107,000		107,000	—		—
Debt Securitization	—		—	77,531		68,215
February 2016 Convertible Notes (principal amount outstanding of $575,000)	544,769	(2)	589,985	541,152	(2)	545,445
June 2016 Convertible Notes (principal amount outstanding of $230,000)	217,322	(2)	229,209	215,931	(2)	215,717
2017 Convertible Notes (principal amount outstanding of $162,500)	157,876	(2)	156,354	—		—
2022 Notes (principal amount outstanding of $143,750)	143,750		149,077	—		—
2040 Notes (principal amount outstanding of $200,000)	200,000		207,288	200,000		198,808
2047 Notes (principal amount outstanding of $230,000)	181,091	(3)	224,362	180,988	(3)	212,218
	$2,194,808	(4)	$2,306,275	$2,073,602	(4)	$2,107,703

(1)           Except for the Convertible Notes and the 2047 Notes, all carrying values are the same as the principal amounts outstanding.

(2)           Represents the aggregate principal amount outstanding of the Convertible Notes less the unaccreted discount initially recorded upon issuance of each respective series of the Convertible Notes.

(3)           Represents the aggregate principal amount outstanding of the 2047 Notes less the unaccreted purchased discount.

(4)           Total principal amount of debt outstanding totaled $2,291,250 and $2,170,531 as of June 30, 2012 and December 31, 2011, respectively.

The following table presents fair value measurements of our debt obligations as of June 30, 2012 and December 31, 2011:

	As of
Fair Value Measurements Using	June 30, 2012	December 31, 2011
Level 1	$580,727	$411,026
Level 2	1,725,548	1,696,677
Total	$2,306,275	$2,107,703

8.             STOCKHOLDERS’ EQUITY

The following table summarizes the total shares issued and proceeds received in public offerings of the Company’s common stock net of underwriting discounts and offering costs for the six months ended June 30, 2012:

			Proceeds net of
		Offering price	underwriting and
	Shares issued	per share	offering costs
January 2012 public offering	16,422	$15.41	$252,415
Total for the six months ended June 30, 2012	16,422	$15.41	$252,415

The Company used the net proceeds from the January 2012 public equity offering to repay outstanding debt and for general corporate purposes, which included funding investments.

There were no sales of our equity securities for the six months ended June 30, 2011.

9              EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity resulting from operations per share for the three and six months ended June 30, 2012 and 2011:

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net increase in stockholders’ equity resulting from operations available to common stockholders:	$90,932	$36,923	$196,479	$160,689
Weighted average shares of common stock outstanding—basic and diluted:	221,878	204,752	219,461	204,586
Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$0.41	$0.18	$0.90	$0.79

For the purposes of calculating diluted earnings per share, the average closing price of the Company’s common stock for the three and six months ended June 30, 2012 and for the period from the time of issuance of the 2017 Convertible Notes through June 30, 2012 was less than the current conversion price for each respective series of the Convertible Notes and therefore, the underlying shares for the intrinsic value of the embedded options in the Convertible Notes had no impact on this calculation. The average closing price of the Company’s common stock for the three months ended June 30, 2011 and for the period from the time of issuance of both the February 2016 Convertible Notes and the June 2016 Convertible Notes through June 30, 2011 was less than the current conversion price for each respective series of the Convertible Notes and therefore, the underlying shares for the intrinsic value of the embedded options in the Convertible Notes had no impact on this calculation.

10.          DIVIDENDS AND DISTRIBUTIONS

The following table summarizes our dividends declared during the six months ended June 30, 2012 and 2011 :

			Per Share	Total
Date Declared	Record Date	Payment Date	Amount	Amount
May 8, 2012	June 15, 2012	June 29, 2012	$0.37	$82,094
February 28, 2012	March 15, 2012	March 30, 2012	$0.37	$81,974
Total declared for the six months ended June 30, 2012			$0.74	$164,068

May 5, 2011	June 15, 2011	June 30, 2011	$0.35	$71,663
March 1, 2011	March 15, 2011	March 31, 2011	$0.35	$71,547
Total declared for the six months ended June 30, 2011			$0.70	$143,210

The Company has a dividend reinvestment plan that was amended effective March 28, 2012, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. Prior to the amendment, if the Company issued new shares to implement the dividend reinvestment plan, the issue price was equal to the closing price of its common stock on the dividend record date. As a result of the amendment, when the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the six months ended June 30, 2012 and 2011, was as follows:

	For the six months ended June 30,
	2012	2011
Shares issued	599	711
Average price per share	$16.16	$16.24
Shares purchased by plan agent for shareholders	—	—
Average price per share	$—	$—

11.          RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, we bear all costs and expenses of the operation of the Company and reimburse our investment adviser for certain costs and expenses incurred by the Company’s investment adviser in the operation of the Company. For the three and six months ended June 30, 2012, the Company’s investment adviser incurred costs and expenses in respect of which it was entitled to reimbursement totaling $954 and $1,863, respectively. For the three and six months ended June 30, 2011, the Company’s investment adviser incurred costs and expenses in respect of which it was entitled to reimbursement totaling $2,469 and $3,112, respectively. As of June 30, 2012, $1,125 of this amount was unpaid and such payable is included in “accounts payable and accrued expenses” in the accompanying consolidated balance sheet.

We have entered into separate subleases with Ares Management and Ivy Hill Asset Management, L.P. (“IHAM”), a wholly owned portfolio company of the Company, pursuant to which Ares Management and IHAM sublease approximately 15% and 20%, respectively, of the Company’s New York office space for a fixed rent equal to 15% and 20%, respectively, of the base annual rent payable by us under the Company’s lease for this space, plus certain additional costs and expenses. For the three and six months ended June 30, 2012, amounts payable to the Company under these subleases totaled $407 and $775, respectively. For the three and six months ended June 30, 2011, amounts payable to the Company under these subleases totaled $137. Under our previous lease that expired on February 27, 2011, we were party to a sublease agreement with Ares Management whereby Ares Management subleased approximately 25% of such office space for a fixed rent equal to 25% of the basic annual rent payable by us under this lease, plus certain additional costs and expenses. For the three and six months ended June 30, 2011, amounts payable under this sublease to the Company totaled $396.

We are also party to an office sublease with Ares Commercial Real Estate Management LLC (‘‘ACREM’’), a wholly owned subsidiary of Ares Management, pursuant to which we are subleasing approximately 12% of ACREM’s office space for a fixed rent equal to 12% of the basic annual rent payable by ACREM under its office lease, plus certain additional costs and expenses. For the three and six months ended June 30, 2012, amounts payable under this sublease by the Company to ACREM totaled $26.

As of June 30, 2012, Ares Investments Holdings LLC, an affiliate of Ares Management (the sole member of our investment adviser), owned approximately 2.9 million shares of the Company’s common stock representing approximately 1.3% of the total shares outstanding as of June 30, 2012.

See Notes 3 and 12 for descriptions of other related party transactions.

12.          IVY HILL ASSET MANAGEMENT, L.P. AND OTHER MANAGED VEHICLES

In November 2007, the Company established IHAM to serve as a manager for Ivy Hill Middle Market Credit Fund, Ltd., an unconsolidated investment vehicle focusing on investments in middle-market loans. From inception until the second quarter of 2009, IHAM’s financial results were consolidated with those of the Company. In June 2009, because of a shift in activity from being primarily a manager, with no dedicated employees, of funds in which the Company had invested debt and equity, to a manager with individuals dedicated to managing an increasing number of third party funds, the Company concluded that GAAP required the financial results of IHAM to be reported as a portfolio company in the schedule of investments rather than as a consolidated subsidiary in the Company’s financial results. The Company made an initial equity investment of $3,816 into IHAM in June 2009. As of June 30, 2012, the Company’s total investment in IHAM at fair value was $204,977, including unrealized appreciation of $92,101. As of December 31, 2011, the Company’s total investment in IHAM at fair value was $194,597 including unrealized appreciation of $81,721. For the three and six months ended June 30, 2012, the Company received distributions consisting entirely of dividend income from IHAM of $4,762 and $9,524, respectively. For the three and six months ended June 30, 2011, the Company received distributions consisting entirely of dividend income from IHAM of $4,762 and $9,524, respectively.

IHAM, which became an SEC registered investment adviser effective March 30, 2012, as of June 30, 2012 managed 10 unconsolidated credit vehicles and sub-managed or sub-advised four other unconsolidated credit vehicles (these vehicles managed or sub-managed /sub-advised by IHAM are collectively, the “IHAM Vehicles”). As of June 30, 2012 and December 31, 2011, the Company had investments in two of the IHAM Vehicles.

IHAM or certain of the IHAM Vehicles purchased investments from the Company of $36,147, during the six months ended June 30, 2012.  A net realized loss of $848 was recorded on these transactions for the six months ended June 30, 2012. IHAM or the IHAM Vehicles may, from time to time, buy or sell additional investments from or to the Company. For any such purchases or sales by the IHAM Vehicles from or to the Company, the IHAM Vehicles must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable.

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

As part of the Allied Acquisition, the Company acquired the management rights for an unconsolidated vehicle, the AGILE Fund I, LLC (“AGILE Fund”). Effective March 30, 2012, the management rights for the AGILE Fund were transferred for de minimis, non-monetary consideration to an unrelated third party. The Company’s investment in AGILE Fund was $201 at fair value, including unrealized depreciation of $90 as of June 30, 2012.

13.          FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the six months ended June 30, 2012 and 2011:

	For the six months ended
Per Share Data:	June 30, 2012	June 30, 2011
Net asset value, beginning of period(1)	$15.34	$14.92
Issuance of common stock	—	—
Issuances of Convertible Notes	0.02	0.27
Net investment income for period(2)	0.75	0.45
Net realized and unrealized gains for period(2)	0.14	0.34
Net increase in stockholders’ equity	0.91	1.06
Total distributions to stockholders	(0.74)	(0.70)
Net asset value at end of period(1)	$15.51	$15.28

Per share market value at end of period	$15.96	$16.07
Total return based on market value(3)	8.09%	1.76%
Total return based on net asset value(4)	5.83%	5.26%
Shares outstanding at end of period	222,151	205,130

Ratio/Supplemental Data:
Net assets at end of period	$3,446,499	$3,134,281
Ratio of operating expenses to average net assets(5)(6)	10.32%	11.76%
Ratio of net investment income to average net assets(5)(7)	9.73%	5.84%
Portfolio turnover rate(5)	30%	44%

(1)	The net assets used equals the total stockholders’ equity on the consolidated balance sheets.

(2)	Weighted average basic per share data.

(3)

For the six months ended June 30, 2012, the total return based on market value equals the increase of the ending market value at June 30, 2012 of $15.96 per share over the ending market value at December 31, 2011 of $15.45 per share plus the declared dividends of $0.74 per share for the six months ended June 30, 2012, divided by the market value at December 31, 2011. For the six months ended June 30, 2011, the total return based on market value equals the decrease of the ending market value at June 30, 2011 of $16.07 per share from the ending market value at December 31, 2010 of $16.48 per share, plus the declared dividends of $0.70 per share for the six months ended June 30, 2011, divided by the market value at December 31, 2010. Total return based on market value is not annualized. The Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4)

For the six months ended June 30, 2012, the total return based on net asset value equals the change in net asset value during the period plus the declared dividends of $0.74 per share for the six months ended June 30, 2012, divided by the beginning net asset value. For the six months ended June 30, 2011, the total return based on net asset value equals the change in net asset value during the period plus the declared dividends of $0.70 per share for the six months ended June 30, 2011 divided by the beginning net asset value. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan and the issuance of common stock in connection with any equity offerings. Total return based on net asset value is not annualized. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)	The ratios reflect an annualized amount.

(6)

For the six months ended June 30, 2012, the ratio of operating expenses to average net assets consisted of 2.41% of base management fees, 2.90% of incentive fees, 4.00% of the cost of borrowing and 1.01% of other operating expenses. For the six months ended June 30, 2011, the ratio of operating expenses to average net assets consisted of 2.18% of base management fees, 4.63% of incentive fees, 3.75% of the cost of borrowing and 1.02% of other operating expenses. These ratios reflect annualized amounts.

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

15.                               SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the six months ended June 30, 2012, except as disclosed below.

In July 2012, pursuant to the terms of the amended Revolving Funding Facility, the Company and Ares Capital CP received an increase in the commitments under the Revolving Funding Facility of $40,000, bringing the total commitments to $620,000.

In August 2012, the Company declared a third quarter dividend of $0.38 per share and an additional dividend of $0.05 per share. Both dividends are payable on September 28, 2012 to stockholders of record as of September 14, 2012.

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

We also may invest up to 30% of our portfolio in non-qualifying assets, as permitted by the Investment Company Act. Specifically, as part of this 30% basket, we may invest in entities that are not considered “eligible portfolio companies” (as defined in the Investment Company Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the Investment Company Act, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the Investment Company Act.

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

PORTFOLIO AND INVESTMENT ACTIVITY

The Company’s investment activity for the three months ended June 30, 2012 and 2011 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the three months ended
(dollar amounts in millions)	June 30, 2012	June 30, 2011
New investment commitments (1):
New portfolio companies	$223.7	$645.8
Existing portfolio companies(2)	503.9	243.7
Total new investment commitments	727.6	889.5
Less:
Investment commitments exited	473.3	375.8
Net investment commitments	$254.3	$513.7
Principal amount of investments funded:
Senior term debt	$648.9	$636.5
Subordinated Certificates of the Senior Secured Loan Fund LLC (the “SSLP”) (3)	17.2	60.3
Senior subordinated debt	36.1	30.3
Other equity securities	1.6	17.4
Total	$703.8	$744.5
Principal amount of investments sold or repaid:
Senior term debt	$218.7	$223.3
Subordinated Certificates of the SSLP	17.9	—
Senior subordinated debt	130.2	80.0
Collateralized loan obligations	15.0	—
Preferred equity securities	17.0	23.4
Other equity securities	57.1	43.5
Commercial real estate	0.2	14.9
Total	$456.1	$385.1
Number of new investment commitments (4)	20	18
Average new investment commitment amount	$36.4	$49.4
Weighted average term for new investment commitments (in months)	58	66
Percentage of new investment commitments at floating rates	81%	93%
Percentage of new investment commitments at fixed rates	18%	5%
Weighted average yield of debt and other income producing securities (5):
Funded during the period at fair value(6)	9.3%	9.8%
Funded during the period at amortized cost	9.3%	9.8%
Exited or repaid during the period at fair value(6)	11.1%	13.0%
Exited or repaid during the period at amortized cost	11.2%	13.2%

(1)                                 New investment commitments include new agreements to fund revolving credit facilities or delayed draw loans.

(2)                                 Includes investment commitments to the SSLP to make co-investments with General Electric Capital Corporation and GE Global Sponsor Finance LLC (together “GE”) in first lien senior secured loans of middle market companies of $17.2 million and $60.3 million for the three months ended June 30, 2012 and 2011, respectively.

(3)                                 See Note 4 to our consolidated financial statements for the three and six months ended June 30, 2012 for more detail on the SSLP.

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

(6)                                 Represents fair value for investments in the portfolio as of the most recent prior quarter end, if applicable.

As of June 30, 2012 and December 31, 2011, investments consisted of the following:

	As of
	June 30, 2012		December 31, 2011
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior term debt	$3,155.6	$3,123.7	$2,691.0	$2,671.1
Subordinated Certificates of the SSLP(1)	1,099.5	1,125.8	1,034.3	1,059.2
Senior subordinated debt	486.2	457.9	592.6	515.0
Collateralized loan obligations	40.5	40.2	55.5	54.0
Preferred equity securities	233.3	246.6	251.2	251.1
Other equity securities	403.7	494.8	463.9	527.0
Commercial real estate	19.4	15.8	20.2	17.1
Total	$5,438.2	$5,504.8	$5,108.7	$5,094.5

(1)                                  The proceeds from these certificates were applied to co-investments with GE to fund first lien senior secured loans to 34 and 32 different borrowers as of June 30, 2012 and December 31, 2011, respectively.

The weighted average yields at fair value and amortized cost of the following portions of our portfolio as of June 30, 2012 and December 31, 2011 were as follows:

	As of
	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities	11.7%	11.6%	12.1%	12.0%
Total portfolio	10.4%	10.3%	10.4%	10.4%
Senior term debt	9.9%	10.0%	10.5%	10.5%
First lien senior term debt	9.1%	9.1%	9.6%	9.7%
Second lien senior term debt	11.4%	11.6%	12.4%	12.4%
Subordinated Certificates of the SSLP (1)	16.0%	15.6%	16.0%	15.7%
Senior subordinated debt	12.3%	13.1%	10.3%	11.9%
Collateralized loan obligations	9.9%	10.0%	8.8%	9.1%
Income producing equity securities (excluding collateralized loan obligations)	9.8%	9.5%	10.4%	10.0%

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

Set forth below is the grade distribution of our portfolio companies as of June 30, 2012 and December 31, 2011:

	As of
	June 30, 2012				December 31, 2011
	Fair		Number of		Fair		Number of
(dollar amounts in millions)	Value	%	Companies	%	Value	%	Companies	%
Grade 1	$74.6	1.4%	8	5.6%	$77.1	1.5%	9	6.4%
Grade 2	211.4	3.8%	14	9.7%	184.4	3.7%	11	7.8%
Grade 3	4,625.3	84.0%	109	75.7%	4,265.5	83.7%	110	78.0%
Grade 4	593.5	10.8%	13	9.0%	567.5	11.1%	11	7.8%
	$5,504.8	100.0%	144	100.0%	$5,094.5	100.0%	141	100.0%

As of each June 30, 2012 and December 31, 2011, the weighted average grade of the investments in our portfolio at fair value was 3.0.

As of June 30, 2012, 2.3% and 0.7% of the total investments at amortized cost and at fair value, respectively, were on non-accrual status. As of December 31, 2011, 3.3% and 0.9% of the total investments at amortized cost and at fair value, respectively, were on non-accrual status.

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2012 and 2011

Operating results for the three and six months ended June 30, 2012 and 2011 were as follows:

	For the three months ended		For the six months ended
(in millions)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Total investment income	$177.6	$144.3	$345.3	$280.0
Total expenses	86.8	98.6	174.8	184.5
Net investment income before income taxes	90.8	45.7	170.5	95.5
Income tax expense, including excise tax	2.9	1.9	5.6	3.9
Net investment income	87.9	43.8	164.9	91.6
Net realized gains (losses) from investments	(38.9)	(6.4)	(46.5)	56.2
Net unrealized gains from investments	44.6	10.0	80.8	32.2
Realized loss on extinguishment of debt	(2.7)	(10.5)	(2.7)	(19.3)
Net increase in stockholders’ equity resulting from operations	$90.9	$36.9	$196.5	$160.7

Net income can vary substantially from period to period due to various factors, including the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

	For the three months ended		For the six months ended
(in millions)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest	$138.0	$111.3	$270.9	$221.8
Capital structuring service fees	21.3	20.1	38.9	31.1
Dividend income	8.9	6.7	18.2	15.5
Management and other fees	4.5	4.6	9.4	8.1
Other income	4.9	1.6	7.9	3.5
Total investment income	$177.6	$144.3	$345.3	$280.0

The increase in interest income for the three months ended June 30, 2012 was primarily due to the increase in the size of the portfolio, which increased from an average of $4.4 billion at amortized cost for the three months ended June 30, 2011 to an average of $5.3 billion at amortized cost for the comparable period in 2012. Even though new investment commitments decreased from $890 million for the three months ended June 30, 2011 to $728 million for the comparable period in 2012, capital structuring service fees increased for the three months ended June 30, 2012 as compared to 2011 primarily due to the increase in the average capital structuring service fees received on new investments, which increased from 2.3% in 2011 to 2.9% in 2012. The increase in dividend income for the three months ended June 30, 2012 was primarily attributable to dividend income of $3.1 million earned from a preferred equity investment that was made in August 2011, offset by a decrease in non-recurring dividends. The increase in other income for the three months ended June 30, 2012 was primarily attributable to higher amendment and letter of credit fees.

The increase in interest income for the six months ended June 30, 2012 was primarily due to the increase in the size of the portfolio which increased from an average of $4.3 billion at amortized cost for the six months ended June 30, 2011 to an average of $5.2 billion at amortized cost for the comparable period in 2012. Even though new investment commitments decreased from $1.4 billion for the six months ended June 30, 2011 to $1.1 billion for the comparable period in 2012, capital structuring service fees increased for the six months ended June 30, 2012 as compared to 2011 primarily due to the increase in the average capital structuring service fees received on new investments which increased from 2.2% in 2011 to 3.5% in 2012. The increase in management and other fees for the six months ended June 30, 2012 was primarily due to the management and sourcing fees earned from the SSLP, which increased from $5.2 million for the six months ended June 30, 2011 to $7.7 million for the comparable period in 2012 as the aggregate principal amount of investments made through the SSLP increased from approximately $3.3 billion at June 30, 2011 to approximately $5.4 billion at June 30, 2012. The increase in dividend income for the six months ended June 30, 2012 was primarily attributable to dividend income of $6.3 million earned from a preferred equity investment that was made in August 2011, offset by a decrease in non-recurring dividends.  The increase in other income for the six months ended June 30, 2012 was primarily attributable to higher amendment and letter of credit fees.

Operating Expenses

	For the three months ended		For the six months ended
(in millions)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest and credit facility fees	$35.0	$28.6	$67.8	$58.8
Incentive fees related to pre-incentive fee net investment income	22.1	17.1	42.8	32.9
Incentive fees related to capital gains per GAAP	0.6	24.6	6.3	39.8
Base management fees	20.8	17.4	40.8	34.1
Professional fees	3.5	5.5	7.2	8.2
Administrative fees	2.2	2.5	4.5	4.9
Other general and administrative	2.6	2.9	5.4	5.8
Total operating expenses	$86.8	$98.6	$174.8	$184.5

Interest and credit facility fees for the three and six months ended June 30, 2012 and 2011, were comprised of the following:

	For the three months ended		For the six months ended
(in millions)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Stated interest expense	$27.8	$20.4	$53.2	$42.1
Facility fees	1.2	2.2	2.5	4.3
Amortization of debt issuance cost	3.2	3.4	6.7	6.2
Accretion of discount related to the Allied Unsecured Notes	0.1	0.2	0.1	2.6
Accretion of original issuance discount on the Convertible Notes	2.7	2.4	5.3	3.6
Total interest and credit facility fees	$35.0	$28.6	$67.8	$58.8

Stated interest expense for the three months ended June 30, 2012 increased from the comparable period in 2011 due to the increase in our average principal amount of debt outstanding, partially offset by a decrease in our weighted average stated interest rate of our debt.  For the three months ended June 30, 2012, our average principal amount of debt outstanding was $2.2 billion as compared to $1.5 billion for the comparable period in 2011, and the weighted average stated interest rate on our debt was 5.0% for the three months ended June 30, 2012 as compared to 5.5% for the comparable period in 2011.

Stated interest expense for the six months ended June 30, 2012 increased from the comparable period in 2011 due to the increase in the average principal amount of debt outstanding, partially offset by a decrease in our weighted average stated interest rate of our debt.  For the six months ended June 30, 2012, our average principal debt outstanding was $2.1 billion as compared to $1.5 billion for the comparable period in 2011, and the weighted average stated interest rate on our debt was 5.1% for the six months ended June 30, 2012 as compared to 5.6% for the comparable period in 2011.

The increase in base management fees and incentive fees related to pre-incentive fee net investment income for the three and six months ended June 30, 2012 from the comparable periods in 2011 was primarily due to the increase in the size of the portfolio and in the case of incentive fees, the related increase in pre-incentive fee net investment income.

For the three and six months ended June 30, 2012, the capital gains incentive fee expense was $0.6 million and $6.3 million, respectively, bringing the total capital gains incentive fee accrual calculated in accordance with United States generally accepted accounting principles (“GAAP”) to $55.3 million (included in management and incentive fees payable in the consolidated balance sheet) as of June 30, 2012. For the three and six months ended June 30, 2011, the capital gains incentive fee expense calculated in accordance with GAAP was $24.6 million and $39.8 million, respectively.  As a result of an amendment to the capital gains portion of the incentive fee under the investment advisory and management agreement that was adopted June 6, 2011, for the three and six months ended June 30, 2011 we accrued $26 million of capital gains incentive fees in respect of the assets purchased in the Allied Acquisition. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and six months ended June 30, 2012 and 2011, we did not incur a capital gains fee under the investment advisory and management agreement and there are no amounts currently due under the agreement. See Note 3 to the Company’s consolidated financial statements for the three and six months ended June 30, 2012 for more information on the incentive and base management fees.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company accrues excise tax on estimated excess taxable income. For the three and six months ended June 30, 2012, a net expense of $2.0 million and $4.0 million was recorded for U.S. federal excise tax, respectively. For the three and six months ended June 30, 2011, a net expense of $1.0 million and $1.7 million was recorded for U.S. federal excise tax, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and six months ended June 30, 2012, we recorded a tax expense of approximately $0.9 million and $1.6 million, respectively, for these subsidiaries. For the three and six months ended June 30, 2011, we recorded a tax expense of approximately $0.9 million and $2.2 million, respectively, for these subsidiaries.

Net Realized Gains/Losses

During the three months ended June 30, 2012, the Company had $416.8 million of sales, repayments or exits of investments resulting in $38.9 million of net realized losses. These sales, repayments or exits included $30.0 million of investments sold to Ivy Hill Asset Management, L.P. (“IHAM”), a wholly owned portfolio company of the Company, and certain vehicles managed by IHAM.  A net realized loss of $0.8 million was recorded on these transactions. See Note 12 to the Company’s consolidated financial statements for the three and six months ended June 30, 2012 for more detail on IHAM and its managed vehicles. Net realized losses of $38.9 million on investments were comprised of $26.3 million of gross realized gains and $65.2 million of gross realized losses. The realized gains and losses on investments during the three months ended June 30, 2012 consisted of the following:

(in millions)	Net Realized
Portfolio Company	Gains (Losses)
BenefitMall Holdings Inc.	$12.9
Things Remembered Inc. and TRM Holdings Corporation	9.5
Crescent Hotels & Resorts, LLC	(5.5)
Making Memories Wholesale, Inc.	(11.1)
Prommis Solutions, LLC	(46.8)
Other, net	2.1
Total	$(38.9)

During the three months ended June 30, 2011, the Company had $380.0 million of sales, repayments or exits of investments resulting in $6.4 million of net realized losses. These sales, repayments or exits included $38.7 million of investments sold to certain vehicles managed by IHAM.  A net realized gain of $1.6 million was recorded on these transactions. See Note 12 to the Company’s consolidated financial statements for the three and six months ended June 30, 2012 for more detail on IHAM and its managed vehicles.  Net realized losses on investments were comprised of $22.1 million of gross realized gains and $28.5 million of gross realized losses. The realized gains and losses on investments during the three months ended June 30, 2011 consisted of the following:

(in millions)	Net Realized
Portfolio Company	Gains (Losses)
Border Foods, Inc.	$5.2
BB&T Capital Partners/Windsor Mezzanine Fund	4.2
Network Hardware Resale, Inc.	2.8
Univita Health Inc.	2.1
Van Ness Hotel, Inc.	(2.3)
Carador PLC	(3.0)
Trivergance Capital Partners, LP	(3.8)
AWTP, LLC	(7.6)
Summit Business Media, LLC	(10.1)
Other, net	6.1
Total	$(6.4)

During the six months ended June 30, 2012, the Company had $727.9 million of sales, repayments or exits of investments resulting in $46.6 million of net realized losses. These sales, repayments or exits included $36.1 million of investments sold to IHAM and certain vehicles managed by IHAM.  A net realized loss of $0.8 million was recorded on these transactions. See Note 12 to the Company’s consolidated financial statements for the three and six months ended June 30, 2012 for more detail on IHAM and its managed vehicles. Net realized losses on investments were comprised of $26.6 million of gross realized gains and $73.2 million of gross realized losses. The realized gains and losses on investments during the six months ended June 30, 2012 consisted of the following:

(in millions)	Net Realized
Portfolio Company	Gains (Losses)
BenefitMall Holdings Inc.	$12.9
Things Remembered Inc. and TRM Holdings Corporation	9.5
Crescent Hotels & Resorts, LLC	(5.5)
LVCG Holdings LLC	(6.6)
Making Memories Wholesale, Inc.	(11.1)
Prommis Solutions, LLC	(46.8)
Other, net	1.0
Total	$(46.6)

During the six months ended June 30, 2011, the Company had $1,002.7 million of sales, repayments or exits of investments resulting in $56.2 million of net realized gains. These sales, repayments or exits included $80.5 million of investments sold to certain vehicles managed by IHAM.  A net realized gain of $0.8 million was recorded on these transactions. See Note 12 to the Company’s consolidated financial statements for the three and six months ended June 30, 2012 for more detail on IHAM and its managed vehicles. Net realized gains on investments were comprised of $130.4 million of gross realized gains and $74.2 million of gross realized losses. The realized gains and losses on investments during the six months ended June 30, 2011 consisted of the following:

(in millions)	Net Realized
Portfolio Company	Gains (Losses)
Callidus Debt Partners CLO Fund VI, Ltd.	$23.9
Dryden XVIII Leveraged Loan 2007 Limited	19.3
Callidus MAPS CLO Fund I LLC	15.0
Callidus Debt Partners CLO Fund VII, Ltd.	10.8
Callidus MAPS CLO Fund II Ltd.	8.2
Callidus Debt Partners CLO Fund IV, Ltd.	8.0
Callidus Debt Partners CLO Fund V, Ltd.	5.7
Border Foods, Inc.	5.2
Callidus Debt Partners CLO Fund III, Ltd.	4.4
BB&T Capital Partners/Windsor Mezzanine Fund	4.2
United Consumers Club, Inc.	3.6
Network Hardware Resale LLC	2.8
Univita Health Inc.	2.1
Pangaea CLO 2007-1 Ltd.	2.0
Van Ness Hotel, Inc.	(2.3)
Carador PLC	(3.0)
Trivergance Capital Partners, LP	(3.8)
Coverall North America, Inc.	(7.6)
AWTP, LLC	(7.6)
Universal Trailer Corporation	(7.9)
Summit Business Media, LLC	(10.1)
MPBP Holdings, Inc.	(27.7)
Other, net	11.0
Total	$56.2

During the three and six months ended June 30, 2012, in connection with the repayment in full of the $60 million aggregate principal amount of the Company’s asset-backed notes (the “CLO Notes”) issued under its 2006 debt securitization (the “Debt Securitization”) ahead of their scheduled maturities, $2.7 million of unamortized debt issuance costs were expensed and recorded as a realized loss on the extinguishment of debt. During the three months ended June 30, 2011, in connection with the redemption of all of the Company’s outstanding 6.000% notes due on April 1, 2012 (the “2012 Notes”), the Company recognized a realized loss on the extinguishment of debt of $10.5 million.  During the six months ended June 30, 2011, in connection with the redemption of all of the Company’s outstanding 2012 Notes and 6.625% notes due on July 15, 2011, the Company recognized a realized loss on the extinguishment of debt of $19.3 million.

Net Unrealized Gains/Losses

We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses. Net unrealized gains and losses for the Company’s portfolio were comprised of the following:

	For the three months ended		For the six months ended
(in millions)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Unrealized appreciation	$49.0	$82.5	$100.8	$151.7
Unrealized depreciation	(51.5)	(84.8)	(76.0)	(134.8)
Net unrealized (appreciation) depreciation reversed related to net realized gains or losses(1)	47.1	12.3	56.0	15.3
Total net unrealized gains from investments	$44.6	$10.0	$80.8	$32.2

(1)

The net unrealized (appreciation) depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

The changes in unrealized appreciation and depreciation during the three months ended June 30, 2012 consisted of the following:

Net Unrealized
(in millions)	Appreciation
Portfolio Company	(Depreciation)
Stag-Parkway, Inc	$6.6
ADF Restaurant Group, LLC	4.3
Firstlight Financial Corporation	4.3
Ivy Hill Asset Management, L.P.	3.8
Savers, Inc.	3.1
Universal Lubricants, LLC	2.1
U.S. Renal Care, Inc.	2.0
Community Education Centers, Inc.	(2.1)
Hcp Acquisition Inc	(2.2)
CT Technologies Holdings LLC	(4.6)
MVL Group, Inc	(5.2)
eInstruction Corporation	(7.0)
Orion Foods, LLC	(7.1)
American Broadband Communications, LLC	(8.6)
Other, net	8.1
Total	$(2.5)

The changes in unrealized appreciation and depreciation during the three months ended June 30, 2011 consisted of the following:

Net Unrealized
(in millions)	Appreciation
Portfolio Company	(Depreciation)
Refexite Corporation	$34.3
Ivy Hill Asset Management, L.P.	7.0
AWTP, LLC	4.3
BenefitMall Holdings Inc.	3.1
Industrial Container Services, LLC	3.0
Insight Pharmaceuticals Corporation	3.0
Growing Family, Inc.	2.5
CT Tech (Healthport)	2.0
Making Memories Wholesale, Inc.	(2.3)
ADF Restaurant Group, LLC	(2.5)
The Step2 Company, LLC	(2.5)
eInstruction Corporation	(3.0)
VSS-Tranzact Holdings, LLC	(4.7)
Orion Foods, LLC	(4.9)
Ciena Capital LLC	(8.9)
Prommis Solutions, LLC	(13.9)
Cook Inlet Alternative Risk, LLC	(14.0)
United Consumers Club, Inc.	(14.8)
Other, net	10.0
Total	$(2.3)

The changes in unrealized appreciation and depreciation during the six months ended June 30, 2012 consisted of the following:

Net Unrealized
(in millions)	Appreciation
Portfolio Company	(Depreciation)
Firstlight Financial Corporation	$10.5
Ivy Hill Asset Management, L.P.	10.4
ADF Restaurant Group, LLC	8.7
Stag-Parkway, Inc	8.0
Savers, Inc.	7.3
The Dwyer Group	3.8
Universal Lubricants, LLC	3.5
Tripwire, Inc.	3.0
ICSH, Inc.	2.4
Campus Management Corp.	2.2
U.S. Renal Care, Inc.	2.2
R3 Education, Inc.	2.0
OnCURE Medical Corp.	(2.4)
HCP Acquisition Holdings, LLC	(2.7)
S.B. Restaurant Company	(3.1)
Matrixx Initiatives, Inc.	(3.5)
RE Community Holdings II, Inc.	(3.8)
CT Technologies Holdings LLC	(4.2)
Community Education Centers, Inc.	(4.5)
MVL Group, Inc.	(5.6)
Orion Foods, LLC	(10.4)
American Broadband Communications, LLC	(11.1)
eInstruction Corporation	(13.4)
Other, net	25.5
Total	$24.8

The changes in unrealized appreciation and depreciation during the six months ended June 30, 2011 consisted of the following:

Net Unrealized
(in millions)	Appreciation
Portfolio Company	(Depreciation)
Reflexite Corporation	$34.3
Ivy Hill Asset Management, L.P.	31.8
Industrial Container Services, LLC	4.9
American Broadband Communications, LLC	4.7
AWTP, LLC	4.2
Insight Pharmaceuticals Corporation	4.2
Bushnell Inc.	4.1
Knightsbridge CLO 2007-1 Ltd.	4.0
BenefitMall Holdings, Inc.	4.0
Growing Family, Inc.	3.5
Knightsbridge CLO 2008-1 Ltd.	3.4
Savers, Inc.	3.1
Firstlight Financial Corporation	3.0
Allbridge Financial, LLC	3.0
DSI Renal, Inc.	2.4
Vistar Corporation	2.1
Passport Health Communications, Inc.	(2.6)
The Step2 Company, LLC	(2.6)
Callidus Capital Management, LLC	(3.5)
VSS-Tranzact Holdings, LLC	(4.5)
Senior Secured Loan Fund LLC	(4.6)
Orion Foods, LLC	(5.3)
Making Memories Wholesale, Inc.	(5.9)
CitiPostal Inc.	(6.6)
eInstruction Corporation	(8.1)
Ciena Capital LLC	(16.6)
Cook Inlet Alternative Risk, LLC	(17.5)
Prommis Solutions, LLC	(22.9)
United Consumers Club, Inc.	(23.5)
Other, net	24.4
Total	$16.9

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

As of June 30, 2012, the Company had $101.3 million in cash and cash equivalents and $2.2 billion in total debt outstanding at carrying value ($2.3 billion at principal amount). Subject to leverage and borrowing base restrictions, the Company had approximately $884 million available for additional borrowings under the Facilities as of June 30, 2012.

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

Equity Issuances

The following table summarizes the total shares issued and proceeds we received in underwritten public offerings of our common stock net of underwriting and offering costs for the six months ended June 30, 2012:

				Proceeds net of
		Offering price		underwriting and
(in millions, except per share data)	Shares issued	per share		offering costs
January 2012 public offering	16.4	$15.41	(1)	$252.4
Total for the six months ended June 30, 2012	16.4	$15.41	(1)	$252.4

(1)	The shares were sold to the underwriters for a price of $15.41 per share, which the underwriters were then permitted to sell at variable prices to the public.

The Company used the net proceeds from the January 2012 public equity offering to repay outstanding debt and for general corporate purposes, which included funding investments.

As of June 30, 2012, total market capitalization for the Company was $3.5 billion compared to $3.2 billion as of December 31, 2011.

Debt Capital Activities

Our debt obligations consisted of the following as of June 30, 2012 and December 31, 2011:

	As of
	June 30, 2012					December 31, 2011
	Total					Total
	Aggregate					Aggregate
	Principal					Principal
	Amount					Amount
	Available/		Principal	Carrying		Available/		Principal	Carrying
(in millions)	Outstanding(1)		Amount	Value		Outstanding(1)		Amount	Value
Revolving Credit Facility	$900.0	(2)	$295.0	$295.0		$810.0	(2)	$395.0	$395.0
Revolving Funding Facility	580.0	(3)	348.0	348.0		500.0		463.0	463.0
SMBC Funding Facility	200.0		107.0	107.0		—		—	—
Debt Securitization	—		—	—		77.5		77.5	77.5
February 2016 Convertible Notes	575.0		575.0	544.7	(4)	575.0		575.0	541.2	(4)
June 2016 Convertible Notes	230.0		230.0	217.3	(4)	230.0		230.0	215.9	(4)
2017 Convertible Notes	162.5		162.5	157.9	(4)	—		—	—
2022 Notes	143.8		143.8	143.8		—		—	—
2040 Notes	200.0		200.0	200.0		200.0		200.0	200.0
2047 Notes	230.0		230.0	181.1	(5)	230.0		230.0	181.0	(5)
	$3,221.3		$2,291.3	$2,194.8		$2,622.5		$2,170.5	$2,073.6

(1)           Subject to borrowing base and leverage restrictions. Represents the total aggregate amount available or outstanding, as applicable, under such instrument.

(2)           Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of $1,350.0 million and $1,050.0 million as of June 30, 2012 and December 31, 2011, respectively.

(3)           Provides for a feature that allows the Company and Ares Capital CP, under certain circumstances, to increase the size of the Revolving Funding Facility to a maximum of $865.0 million as of June 30, 2012.

(4)           Represents the aggregate principal amount outstanding of the Convertible Notes less the unaccreted discount initially recorded upon issuance of the Convertible Notes. The total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes and the 2017 Convertible Notes was $30.2 million, $12.7 million and $4.6 million, respectively, at June 30, 2012.

(5)           Represents the aggregate principal amount outstanding less the unaccreted purchased discount. The total unaccreted purchased discount on the 2047 Notes was $48.9 million and $49.0 million as of June 30, 2012 and December 31, 2011, respectively.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all our debt outstanding as of June 30, 2012 were 5.0% and 9.8 years, respectively and as of December 31, 2011 were 4.8% and 9.3 years, respectively.

The ratio of total principal amount of debt outstanding to stockholders’ equity as of June 30, 2012 was 0.66:1.00 compared to 0.69:1.00 as of December 31, 2011. The ratio of total carrying value of debt outstanding to stockholders’ equity as of June 30, 2012 was 0.64:1.00 compared to 0.66:1.00 as of December 31, 2011.

In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of June 30, 2012, our asset coverage for borrowed amounts was 257%.

Revolving Credit Facility

In December 2005, we entered into a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), which as of June 30, 2012, allows us to borrow up to $900 million. On May 4, 2012, we amended and restated the Revolving Credit Facility to, among other things, increase the size of the facility from $810 million to $900 million, extend the expiration of the revolving period from January 22, 2013 to May 4, 2015 and extend the stated maturity date from January 22, 2013 to May 4, 2016.  The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $1.35 billion. Subject to certain exceptions, as of June 30, 2012, the interest rate charged on the Revolving Credit Facility is based on LIBOR plus an applicable spread of 2.25% or a “base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 1.25%. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of June 30, 2012, the principal amount outstanding under the Revolving Credit Facility was $295.0 million and the amount available for borrowing (net standby letters of credit issued) was $559.2 million.  As of June 30, 2012, we were in compliance in all material respects with the terms of the Revolving Credit Facility.

Revolving Funding Facility

In October 2004, we established through our consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”), a revolving funding facility (as amended, the “Revolving Funding Facility”) which as of June 30, 2012 provides for up to $580 million of borrowings by Ares Capital CP. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP.  On June 7, 2012, we and Ares Capital CP amended the Revolving Funding Facility to, among other things, increase the size of the Revolving Funding Facility from $500 million to $580 million, add a feature that allows, under certain circumstances, for an increase in the size of the facility to a maximum of $865 million, extend the reinvestment period from January 18, 2015 to April 18, 2015, and extend the stated maturity date from January 18, 2017 to April 18, 2017.  Subject to certain exceptions, as of June 30, 2012, the interest rate charged on the Revolving Funding Facility is one month LIBOR plus an applicable spread of 2.50% and an applicable spread over a “base rate” (as defined in the agreements governing the Revolving Funding Facility) of 1.50%. Additionally, we are required to pay a commitment fee of between 0.50% and 1.75% depending on the size of the unused portion of the Revolving Funding Facility. As of June 30, 2012, the principal amount outstanding under the Revolving Funding Facility was $348.0 million and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.  See the Recent Developments as well as Note 15 to our consolidated financial statements for the three and six months ended June 30, 2012 for more information regarding the Revolving Funding Facility.

SMBC Funding Facility

In January 2012, we established through our consolidated subsidiary, Ares Capital JB Funding LLC, (“ACJB”), a revolving funding facility (the “SMBC Funding Facility”), which currently provides for up to $200 million of borrowings by ACJB. The SMBC Funding Facility is secured by all of the assets held by ACJB. The SMBC Funding Facility has a reinvestment period ending January 20, 2015 and a stated maturity date of January 20, 2020, both of which are subject to two one-year extensions by mutual agreement. As of June 30, 2012, the interest rate charged on the SMBC Funding Facility is based on one month LIBOR plus an applicable spread of 2.125% or a “base rate” (as defined in the agreements governing the SMBC Funding Facility) plus an applicable spread of 1.125%. Beginning on July 20, 2012, we are required to pay a commitment fee of 0.50% depending on the size of the unused portion of the SMBC Funding Facility. As of June 30, 2012, the principal amount outstanding under the SMBC Funding Facility was $107.0 million and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

Debt Securitization

In July 2006, through ARCC Commercial Loan Trust 2006, a vehicle serviced by our consolidated subsidiary ARCC CLO 2006 LLC, we completed a $400 million Debt Securitization and issued approximately $314 million aggregate principal amount of the CLO Notes that were secured by a pool of middle-market loans that were purchased or originated by us. We initially retained approximately $86 million of aggregate principal amount of certain “BBB” and non-rated securities in the Debt Securitization. In June

2012, the Company repaid in full the $60.0 million aggregate principal amount outstanding of the CLO Notes, and terminated or discharged the agreements governing the Debt Securitization.

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

Certain key terms related to the convertible features for each of the Convertible Notes are listed below.

	February 2016	June 2016	2017
	Convertible Notes	Convertible Notes	Convertible Notes
Conversion premium	17.5%	17.5%	17.5%
Closing stock price	$16.28	$16.20	$16.46
Closing stock price date	January 19, 2011	March 22, 2011	March 8, 2012
Initial conversion price	$19.13	$19.04	$19.34
Initial conversion rate (shares per one thousand dollar principal amount)	52.2766	52.5348	51.7050
Conversion dates	August 15, 2015	December 15, 2015	September 15, 2016

The Convertible Notes are our senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not expressly subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities. As of June 30, 2012, we were in compliance in all material respects with the terms of the Convertible Notes Indentures.

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

2047 Notes

As of June 30, 2012, there was $230 million aggregate principal amount outstanding of the 2047 Notes which bear interest at a rate of 6.875% and mature on April 15, 2047. The 2047 Notes require payment of interest quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time at our option, at a par redemption price of $25 per security plus accrued and unpaid interest and upon the occurrence of certain tax events as stipulated in the indenture governing the 2047 Notes.

As of June 30, 2012 we were in compliance in all material respects with the terms of the 2022 Notes, the 2040 Notes and the 2047 Notes.

See Note 5 to our consolidated financial statements for the three and six months ended June 30, 2012 for more detail on the Company’s debt obligations.

OFF BALANCE SHEET ARRANGEMENTS

The Company has various commitments to fund investments in its portfolio, as described below.

As of June 30, 2012 and December 31, 2011, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments the funding of which is at (or substantially at) the Company’s discretion:

	As of
(in millions)	June 30, 2012	December 31, 2011
Total revolving and delayed draw commitments	$576.9	$565.6
Less: funded commitments	(123.5)	(125.0)
Total unfunded commitments	453.4	440.6
Less: commitments substantially at discretion of the Company	(6.3)	(64.8)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(20.5)	(5.5)
Total net adjusted unfunded revolving and delayed draw commitments	$426.6	$370.3

Included within the total revolving and delayed draw commitments as of June 30, 2012 were commitments to issue up to $65.5 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of June 30, 2012, the Company had $42.4 million in standby letters of credit issued and outstanding under these commitments on behalf of the portfolio companies, of which no amounts were recorded as a liability on our balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit, $40.6 million expire in 2012 and $1.8 million expire in 2013.

As of June 30, 2012 and December 31, 2011, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships:

	As of
(in millions)	June 30, 2012	December 31, 2011
Total private equity commitments	$149.1	$132.0
Less: funded private equity commitments	(79.5)	(67.4)
Total unfunded private equity commitments	69.6	64.6
Less: private equity commitments substantially at discretion of the Company	(53.5)	(53.5)
Total net adjusted unfunded private equity commitments	$16.1	$11.1

In addition, as of June 30, 2012 and December 31, 2011, the Company had outstanding guarantees or similar obligations on behalf of certain portfolio companies totaling $0.8 million.

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

As of June 30, 2012, one of the Company’s portfolio companies, Ciena Capital LLC (“Ciena”), had one non-recourse securitization Small Business Administration (“SBA”) loan warehouse facility, which has reached its maturity date but remains outstanding. Ciena is working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. Allied Capital had previously issued a performance guaranty (which Ares Capital succeeded to as a result of the Allied Acquisition) whereby Ares Capital must indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse facility. As of June 30, 2012, there were no known issues or claims with respect to this performance guaranty.

RECENT DEVELOPMENTS

In July 2012, pursuant to the terms of the amended Revolving Funding Facility, we and Ares Capital CP received an increase in the commitments under the Revolving Funding Facility of $40 million, bringing the total commitments to $620 million.

In August 2012, we declared a third quarter dividend of $0.38 per share and an additional dividend of $0.05 per share. Both dividends are payable on September 28, 2012 to stockholders of record as of September 14, 2012.

From July 1, 2012 through August 3, 2012, we had made new investment commitments of $299 million, of which $281 million were funded. Of these new commitments, 70% were in first lien senior secured debt, 17% were investments in subordinated certificates of the SSLP which were applied to co-investments with GE in first lien senior secured loans, 10% were in second lien senior secured debt and 3% were in other equity securities. Of the $299 million of new investment commitments, 97% were floating rate and 3% were non-interest bearing. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 10.4%. We may seek to syndicate a portion of these new investment commitments to third parties, although there can be no assurance that we will be able to do so.

From July 1, 2012 through August 3, 2012, we exited $144 million of investment commitments. Of these investment commitments, 58% were first lien senior secured debt, 39% were senior subordinated debt and 3% were other equity securities. Of the $144 million of exited investment commitments, 56% were floating rate investments, 39% were fixed rate investments, 3% were non-interest bearing and 2% were investments on non-accrual status. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was 11.5%. On the $144 million of investment commitments exited from July 1, 2012 through August 3, 2012, we recognized total net realized gains of approximately $23 million.

In addition, as of August 3, 2012, we had an investment backlog and pipeline of approximately $430 million and $570 million, respectively. Investment backlog includes transactions for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. Investment pipeline includes transactions where due diligence and analysis are in process, but no formal mandate, letter of intent or signed commitment have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may syndicate a portion of these investments to third parties. We cannot assure you that we will make any of these investments or that we will syndicate any portion of these investments.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with GAAP, and include the accounts of the Company and its consolidated subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition as of and for the periods presented. All significant intercompany balances and transactions have been eliminated.

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

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of our investments) are valued at fair value as determined in good faith by our board of directors, based on, among other things, the input of our investment adviser, audit committee and independent third-party valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12 month period (with certain de minimis exceptions) and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter, and a minimum of 50% of our portfolio at fair value is subject to review by an independent valuation firm each quarter. In addition, our independent accountants review our valuation process as part of their overall integrated audit.

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

•                  Our board of directors discusses valuations and ultimately determines the fair value of each investment in our portfolio without a readily available market quotation in good faith based on, among other things, the input of our investment adviser, audit committee and, where applicable, independent third- party valuation firms.

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

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

As of June 30, 2012, approximately 17% of the investments at fair value in our portfolio were at fixed rates, approximately 72% were at variable rates, 10% were non-interest earning and 1% were on non-accrual status. Additionally, for the variable rate investments, 68% of these investments contained interest rate floors (representing 49% of total investments at fair value). The Revolving Credit Facility, the Revolving Funding Facility and the SMBC Funding Facility all bear interest at variable rates with no interest rate floors, while the 2022 Notes, 2040 Notes, 2047 Notes and the Convertible Notes bear interest at fixed rates.

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

Based on our June 30, 2012 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions)	Interest	Interest	Net
Basis Point Change	Income	Expense	Income
Up 300 basis points	$67.7	$22.5	$45.2
Up 200 basis points	$29.1	$15.0	$14.1
Up 100 basis points	$(8.1)	$7.5	$(15.6)
Down 100 basis points	$6.2	$(1.9)	$8.1
Down 200 basis points	$5.9	$(1.9)	$7.8
Down 300 basis points	$5.7	$(1.9)	$7.6

Based on our December 31, 2011 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions)	Interest	Interest	Net
Basis Point Change	Income	Expense	Income
Up 300 basis points	$65.7	$28.1	$37.6
Up 200 basis points	$32.5	$18.7	$13.8
Up 100 basis points	$0.5	$9.4	$(8.9)
Down 100 basis points	$3.8	$(3.1)	$6.9
Down 200 basis points	$3.6	$(3.1)	$6.7
Down 300 basis points	$3.4	$(3.1)	$6.5

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

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1

Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 4, 2012, among Ares Capital Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent(1)

10.2

Amendment No. 5 to Amended and Restated Sale and Servicing Agreement, dated as of June 7, 2012, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as collateral custodian, trustee and bank(2)

10.3	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated as of June 7, 2012, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser(2)
10.4	Amendment No. 1 to Second Tier Purchase and Sale Agreement, dated as of June 7, 2012, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser(2)
31.1	Certification by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*              Filed herewith

(1)           Incorporated by reference to Exhibit (k)(13) to the Registrant’s Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-181563), filed on May 21, 2012.

(2)           Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Registrant’s Form 8-K (File No. 814-00663), filed on June 8, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES CAPITAL CORPORATION

Dated: August 7, 2012	By	/s/ MICHAEL J. AROUGHETI
Michael J. Arougheti
President

Dated: August 7, 2012	By	/s/ PENNI F. ROLL
Penni F. Roll
Chief Financial Officer