Form 10-Q
period 2012-09-30
ARES CAPITAL CORP
filed 2012-11-05
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2012
Common stock, $0.001 par value	248,314,628

ARES CAPITAL CORPORATION

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands, except per share data)

	As of
	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate investments	$3,831,312	$3,060,084
Non-controlled affiliate company investments	314,304	267,324
Controlled affiliate company investments	1,790,549	1,767,098
Total investments at fair value (amortized cost of $5,850,108 and $5,108,663, respectively)	5,936,165	5,094,506
Cash and cash equivalents	105,463	120,782
Interest receivable	114,861	99,078
Receivable for open trades	45,116	550
Other assets	99,582	72,521
Total assets	$6,301,187	$5,387,437
LIABILITIES
Debt	$2,212,650	$2,073,602
Management and incentive fees payable	111,719	92,496
Accounts payable and other liabilities	46,271	47,691
Interest and facility fees payable	21,821	26,383
Total liabilities	2,392,461	2,240,172
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Common stock, par value $.001 per share, 400,000 common shares authorized 248,315 and 205,130 common shares issued and outstanding, respectively	248	205
Capital in excess of par value	4,089,457	3,390,354
Accumulated overdistributed net investment income	(26,769)	(10,449)
Accumulated net realized loss on investments, foreign currency transactions, extinguishment of debt and other assets	(240,267)	(218,688)
Net unrealized gain (loss) on investments	86,057	(14,157)
Total stockholders’ equity	3,908,726	3,147,265
Total liabilities and stockholders’ equity	$6,301,187	$5,387,437
NET ASSETS PER SHARE	$15.74	$15.34

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest	$84,767	$69,604	$234,127	$191,940
Capital structuring service fees	20,324	20,006	40,769	38,412
Dividend income	3,821	4,886	11,144	7,094
Management and other fees	334	427	994	1,055
Other income	2,156	1,611	9,371	3,727
Total investment income from non-controlled/non-affiliate company investments	111,402	96,534	296,405	242,228

From non-controlled affiliate company investments:
Interest	6,185	7,909	16,444	26,800
Capital structuring service fees	—	730	895	730
Dividend income	147	549	786	4,008
Management and other fees	63	63	189	439
Other income	38	233	332	871
Total investment income from non- controlled affiliate company investments	6,433	9,484	18,646	32,848

From controlled affiliate company investments:
Interest	53,686	44,032	164,994	124,732
Capital structuring service fees	9,251	7,314	26,838	20,020
Dividend income	5,432	5,907	15,627	15,708
Management and other fees	4,310	3,677	12,968	10,723
Other income	58	417	387	1,104
Total investment income from controlled affiliate company investments	72,737	61,347	220,814	172,287

Total investment income	190,572	167,365	535,865	447,363

EXPENSES:
Interest and credit facility fees	35,702	30,971	103,496	89,739
Incentive fees	34,139	10,159	83,258	82,846
Base management fees	22,316	18,317	63,113	52,461
Professional fees	1,923	4,799	9,157	12,945
Administrative fees	2,269	2,017	6,806	6,901
Other general and administrative	2,726	2,061	8,001	7,890
Total expenses	99,075	68,324	273,831	252,782

NET INVESTMENT INCOME BEFORE INCOME TAXES	91,497	99,041	262,034	194,581

Income tax expense, including excise tax	2,037	683	7,635	4,637

NET INVESTMENT INCOME	89,460	98,358	254,399	189,944

REALIZED AND UNREALIZED GAINS (LOSSES) FROM INVESTMENTS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	26,134	(28,731)	(8,444)	29,458
Non-controlled affiliate company investments	51	33,120	122	31,104
Controlled affiliate company investments	1,482	44,420	(10,579)	44,442
Net realized gains (losses)	27,667	48,809	(18,901)	105,004

Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	14,293	(22,672)	53,515	(43,244)
Non-controlled affiliate company investments	2,425	(34,454)	16,556	(37,214)
Controlled affiliate company investments	2,710	(49,402)	30,143	6,156
Net unrealized gains (losses)	19,428	(106,528)	100,214	(74,302)

Net realized and unrealized gains (losses) from investments	47,095	(57,719)	81,313	30,702

REALIZED LOSSES ON EXTINGUISHMENT OF DEBT	—	—	(2,678)	(19,318)

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$136,555	$40,639	$333,034	$201,328

BASIC AND DILUTED EARNINGS PER COMMON SHARE (Note 9)	$0.59	$0.20	$1.49	$0.98

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING — BASIC AND DILUTED (Note 9)	233,126	205,130	224,049	204,770

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2012

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
AGILE Fund I, LLC (9)	Investment partnership	Member interest (0.50% interest)		4/1/2010	$133	$30	(2)
CIC Flex, LP (9)	Investment partnership	Limited partnership units (0.94 unit)		9/7/2007	2,362	3,593	(2)
Covestia Capital Partners, LP (9)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	1,059	1,135	(2)
Dynamic India Fund IV, LLC (9)	Investment company	Member interest (5.44% interest)		4/1/2010	4,822	3,509	(2)
Firstlight Financial Corporation (6)(9)	Investment company	Senior subordinated loan ($51,760 par due 12/2016)	5.00% PIK	12/31/2006	44,153	51,760	(2)
		Class A common stock (10,000 shares)		12/31/2006	10,000	6,325	(2)
		Class B common stock (30,000 shares)		12/31/2006	30,000	—	(2)
					84,153	58,085
HCI Equity, LLC (7)(8)(9)	Investment company	Member interest (100.00% interest)		4/1/2010	452	363	(2)
Imperial Capital Private Opportunities, LP (9)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	6,131	6,286	(2)
Ivy Hill Middle Market Credit Fund, Ltd. (7)(8)(9)	Investment company	Class B deferrable interest notes ($25,000 par due 11/2018)	6.44% (Libor + 6.00%/Q)	11/20/2007	25,000	24,750
Kodiak Funding, LP (9)	Investment partnership	Limited partnership interest (1.52% interest)		4/1/2010	841	566
Partnership Capital Growth Fund I, L.P. (9)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	1,656	4,228	(2)
Partnership Capital Growth Fund III, L.P. (9)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	1,930	1,774	(2)
Piper Jaffray Merchant Banking Fund I, L.P. (9)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	195	185	(2)
Senior Secured Loan Fund LLC (7)(10)(20)	Co-investment vehicle	Subordinated certificates ($1,205,499 par due 12/2020)	8.42% (Libor + 8.00%/Q)	10/30/2009	1,194,949	1,229,950
VSC Investors LLC (9)	Investment company	Membership interest (1.95% interest)		1/24/2008	682	1,121	(2)
					1,324,365	1,335,575		34.17%
Healthcare-Services
CCS Group Holdings, LLC	Correctional facility healthcare operator	Class A units (601,937 units)		8/19/2010	602	1,205	(2)
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings LLC (6)	Healthcare analysis services	Senior secured loan ($7,584 par due 3/2017)	7.75% (Libor + 6.50%/Q)	3/15/2011	7,584	7,129	(2)(19)
		Senior secured loan ($7,190 par due 3/2017)	7.75% (Libor + 6.50%/Q)	3/15/2011	7,190	6,759	(3)(19)
		Class A common stock (9,679 shares)		6/15/2007	4,000	3,864	(2)
		Class C common stock (1,546 shares)		6/15/2007	—	617	(2)
					18,774	18,369
INC Research, Inc.	Pharmaceutical and biotechnology consulting services	Common stock (1,410,000 shares)		9/27/2010	1,512	1,015	(2)
Magnacare Holdings, Inc., Magnacare Administrative Services, LLC, and Magnacare, LLC	Healthcare professional provider	Senior secured loan ($15,436 par due 3/2018)	9.75% (Libor + 8.75%/Q)	9/15/2010	15,436	15,436	(2)(19)
		Senior secured loan ($43,231 par due 3/2018)	9.75% (Libor + 8.75%/Q)	9/15/2010	43,231	43,231	(3)(19)
		Senior secured loan ($4,912 par due 3/2018)	9.75% (Libor + 8.75%/Q)	9/15/2010	4,912	4,912	(4)(19)
		Senior secured loan ($55,804 par due 3/2018)	9.75% (Libor + 8.75%/Q)	3/16/2012	55,804	55,804	(2)(19)
		Senior secured loan ($15,719 par due 3/2018)	9.75% (Libor + 8.75%/Q)	3/16/2012	15,719	15,719	(3)(19)
					135,102	135,102
MW Dental Holding Corp.	Dental services	Senior secured revolving loan ($2,000 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	2,000	2,000	(2)(19)
		Senior secured loan ($49,948 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	49,948	49,948	(2)(19)

As of September 30, 2012

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior secured loan ($49,377 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	49,377	49,377	(3)(19)
		Senior secured loan ($9,925 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	9,925	9,925	(4)(19)
					111,250	111,250	(2)
Napa Management Services Corporation	Anesthesia management services provider	Secured secured revolving loan ($2,400 par due 4/2016)	7.50% (Libor + 6.00%/M)	4/15/2011	2,400	2,400	(2)(19)
		Senior secured loan ($21,682 par due 4/2016)	7.50% (Libor + 6.00%/Q)	4/15/2011	21,404	21,682	(2)(19)
		Senior secured loan ($28,500 par due 4/2016)	7.50% (Libor + 6.00%/Q)	4/15/2011	28,500	28,500	(3)(19)
		Common units (5,000 units)		4/15/2011	5,000	6,264	(2)
					57,304	58,846
NS Merger Sub. Inc. and NS Holdings, Inc.	Healthcare technology provider	Senior subordinated loan ($579 par due 6/2017)	13.50%	6/21/2010	579	579	(2)
		Senior subordinated loan ($50,000 par due 6/2017)	13.50%	6/21/2010	50,000	50,000	(3)
		Common stock (2,500,000 shares)		6/21/2010	2,500	3,237	(2)
					53,079	53,816
OnCURE Medical Corp.	Radiation oncology care provider	Common stock (857,143 shares)		8/18/2006	3,000	—	(2)
Passport Health Communications, Inc., Passport Holding Corp. and Prism Holding Corp.	Healthcare technology provider	Series A preferred stock (1,594,457 shares)		7/30/2008	11,156	10,875	(2)
		Common stock (16,106 shares)		7/30/2008	100	—	(2)
					11,256	10,875
PG Mergersub, Inc. and PGA Holdings, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Junior secured loan ($45,000 par due 10/2018)	8.25% (Libor + 7.00%/Q)	4/19/2012	45,000	45,000	(2)(19)
		Preferred stock (333 shares)		3/12/2008	125	15	(2)
		Common stock (16,667 shares)		3/12/2008	167	767	(2)
					45,292	45,782
PRA Holdings, Inc.	Drug testing services	Senior secured loan ($12,000 par due 12/2014)	4.39% (Libor + 4.00%/Q)	12/14/2007	11,759	11,761	(2)
		Senior secured loan ($11,330 par due 12/2014)	4.39% (Libor + 4.00%/Q)	12/14/2007	11,106	11,104	(4)
					22,865	22,865
RCHP, Inc.	Operator of general acute care hospitals	Junior secured loan ($15,000 par due 5/2019)	11.50% (Libor + 10.00%/Q)	11/4/2011	15,000	15,000	(2)(19)
		Junior secured loan ($50,000 par due 5/2019)	11.50% (Libor + 10.00%/Q)	11/4/2011	50,000	50,000	(3)(19)
					65,000	65,000
Reed Group, Ltd.	Medical disability management services provider	Senior secured revolving loan ($155 par due 12/2013)	11.50% (Libor + 9.00% Cash/Q)	4/1/2010	116	147	(2)(19)
		Senior secured revolving loan ($1,327 par due 12/2013)	9.50% (Libor + 7.00% Cash/Q)	4/1/2010	990	1,261	(2)(19)
		Senior secured loan ($12,753 par due 12/2013)	9.50% (Libor + 7.00% Cash/Q)	4/1/2010	9,503	12,115	(2)(19)
		Senior secured loan ($28,641 par due 12/2013)		4/1/2010	16,658	10,108	(2)(18)
		Equity interests		4/1/2010	203	37	(2)
					27,470	23,668
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	Senior secured loan ($6,000 par due 7/2015)	11.00%	6/28/2012	5,965	6,000	(2)
		Warrants to purchase up to 99,094 shares of Series C Preferred Stock		6/28/2012	38	38	(2)
					6,003	6,038
Soteria Imaging Services, LLC (6)	Outpatient medical imaging provider	Junior secured loan ($2,794 par due 11/2010)		4/1/2010	2,272	1,350	(2)(18)

As of September 30, 2012

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Preferred member units (1,823,179 units)		4/1/2010	—	—	(2)
					2,272	1,350
SurgiQuest, Inc.	Medical device company	Senior secured loan ($7,000 par due 10/2016)	10.00%	9/28/2012	7,000	7,000	(2)
		Warrants to purchase up to 54,672 shares of Series D-4 convertible preferred stock		9/28/2012	—	—	(2)
					7,000	7,000
Vantage Oncology, Inc.	Radiation oncology care provider	Common stock (62,157 shares)		2/3/2011	4,670	3,256	(2)
					572,451	565,437		14.47%
Education
American Academy Holdings, LLC	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	Senior secured loan ($8,549 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	8,549	8,549	(2)(19)
		Senior secured loan ($53,828 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	53,828	53,828	(3)(19)
		Senior secured loan ($4,855 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	4,855	4,855	(4)(19)
					67,232	67,232
Campus Management Corp. and Campus Management Acquisition Corp. (6)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10,520	12,945	(2)
Community Education Centers, Inc.	Offender re-entry and in-prison treatment services provider	Senior secured loan ($15,714 par due 12/2014)	6.25% (Libor + 5.25%/Q)	12/10/2010	15,714	15,714	(2)(15)(19)
		Junior secured loan ($32,814 par due 12/2015)	15.46% (Libor + 11.46% Cash, 4.00% PIK /Q)	12/10/2010	32,814	29,534	(2)
		Junior secured loan ($9,877 par due 12/2015)	15.44% (Libor + 11.44% Cash, 4.00% PIK /Q)	12/10/2010	9,877	8,889	(2)
		Warrants to purchase up to 578,427 shares		12/10/2010	—	—	(2)
					58,405	54,137
eInstruction Corporation	Developer, manufacturer and retailer of educational products	Junior secured loan ($17,000 par due 7/2014)		4/1/2010	15,257	—	(2)(18)
		Senior subordinated loan ($30,740 par due 1/2015)		4/1/2010	24,151	—	(2)(18)
		Common stock (2,406 shares)		4/1/2010	926	—	(2)
					40,334	—
ELC Acquisition Corp., ELC Holdings Corporation, and Excelligence Learning Corporation (6)	Developer, manufacturer and retailer of educational products	Preferred stock (99,492 shares)		8/1/2011	10,149	11,090	(2)
		Common stock (50,800 shares)		8/1/2011	51	1,372	(2)
					10,200	12,462
Infilaw Holding, LLC	Operator of three for-profit law schools	Senior secured loan ($2 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	2	2	(2)(19)
		Senior secured loan ($28,311 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	28,311	28,311	(3)(19)
		Series A preferred units (124,890 units)	9.50% (Libor + 8.50%/Q)	8/25/2011	124,890	124,890	(2)(19)
					153,203	153,203
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	Series B preferred stock (1,750,000 shares)		8/5/2010	5,000	6,883	(2)
		Series C preferred stock (2,512,586 shares)		6/7/2010	689	1,146	(2)
		Common stock (20 shares)		6/7/2010	—	—	(2)
					5,689	8,029
Lakeland Tours, LLC	Educational travel provider	Senior secured revolving loan ($12,375 par due 12/2016)	6.00% (Libor + 4.50%/Q)	10/4/2011	12,375	12,375	(2)(19)

As of September 30, 2012

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior secured revolving loan ($6,722 par due 12/2016)	6.75% (Base Rate + 3.50%/Q)	10/4/2011	6,722	6,722	(2)(19)
		Senior secured loan ($50,753 par due 12/2016)	10.00% (Libor + 8.50%/Q)	10/4/2011	50,612	50,753	(2)(14)(19)
		Senior secured loan ($9,135 par due 12/2016)	6.00% (Libor + 4.50%/Q)	10/4/2011	9,109	9,135	(3)(19)
		Senior secured loan ($40,362 par due 12/2016)	10.00% (Libor + 8.50%/Q)	10/4/2011	40,249	40,362	(3)(14)(19)
		Senior secured loan ($1,827 par due 12/2016)	6.00% (Libor + 4.50%/Q)	10/4/2011	1,822	1,827	(4)(19)
		Senior secured loan ($8,072 par due 12/2016)	10.00% (Libor + 8.50%/Q)	10/4/2011	8,049	8,072	(4)(14)(19)
		Common stock (5,000 shares)		10/4/2011	5,000	4,670	(2)
					133,938	133,916
R3 Education, Inc. and EIC Acquisitions Corp.	Medical school operator	Senior secured loan ($2,468 par due 4/2013)	9.00% (Libor + 6.00%/Q)	9/21/2007	2,468	6,825	(2)(19)
		Senior secured loan ($7,162 par due 4/2013)	13.00% PIK	12/8/2009	5,837	19,806	(2)
		Preferred stock (8,800 shares)		7/30/2008	2,200	1,760	(2)
		Common membership interest (26.27% interest)		9/21/2007	15,800	27,284	(2)
		Warrants to purchase up to 27,890 shares		12/8/2009	—	—	(2)
					26,305	55,675
					505,826	497,599		12.70%
Services-Other
Capital Investments and Ventures Corp.	SCUBA diver training and certification provider	Senior secured loan ($85,000 par due 8/2018)	8.50% (Libor + 7.25%/Q)	8/9/2012	85,000	85,000	(2)(19)
CCC Information Services Inc.	Developer and marketer of information and software solutions to the automobile claims industry	Senior secured loan ($40,000 par due 11/2015)	5.75% (Libor + 4.25%/Q)	8/20/2012	39,710	40,000	(2)(19)
		Senior subordinated loan ($65,000 par due 2/2016)	10.50%	8/20/2012	65,158	65,000	(2)
					104,868	105,000
Competitor Group, Inc.	Endurance sports media and event operator	Senior secured loan ($29,304 par due 1/2017)	9.50% (Libor + 8.00%/M)	1/30/2012	29,304	29,304	(2)(19)
		Senior secured loan ($4,937 par due 1/2017)	9.50% (Libor + 8.00%/M)	1/30/2012	4,937	4,937	(4)(19)
					34,241	34,241
Massage Envy, LLC	Massage and spa services franchisor	Senior secured revolving loan ($300 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	300	300	(2)(19)
		Senior secured loan ($81,000 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	81,000	81,000	(2)(19)
		Common stock (3,000,000 shares)		9/27/2012	3,000	3,000	(2)
					84,300	84,300
McKenzie Sports Products, LLC	Designer, manufacturer and distributor of taxidermy forms and supplies	Senior secured revolving loan ($389 par due 3/2017)	7.00% (Libor + 5.50%/Q)	3/30/2012	389	389	(2)(19)
		Senior secured revolving loan ($61 par due 3/2017)	7.75% (Base Rate + 4.50%/M)	3/30/2012	61	61	(2)(19)
		Senior secured loan ($21,784 par due 3/2017)	7.00% (Libor + 5.50%/S)	3/30/2012	21,784	21,784	(2)(19)
		Senior secured loan ($161 par due 3/2017)	7.75% (Base Rate + 4.50%/M)	3/30/2012	161	161	(2)(19)
		Senior secured loan ($9,902 par due 3/2017)	7.00% (Libor + 5.50%/S)	3/30/2012	9,902	9,902	(4)(19)
		Senior secured loan ($73 par due 3/2017)	7.75% (Base Rate + 4.50%/M)	3/30/2012	73	73	(4)(19)
					32,370	32,370
The Dwyer Group (6)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($25,303 par due 6/2018)	12.00% Cash, 1.50% PIK	12/22/2010	25,303	25,303	(2)
		Series A preferred units (13,292,377 units)	8.00% PIK	12/22/2010	6,212	13,027	(2)

As of September 30, 2012

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					31,515	38,330
Wash Multifamily Laundry Systems, LLC (fka Web Services Company, LLC)	Laundry service and equipment provider	Senior secured loan ($27,312 par due 8/2014)	7.00% (Base Rate + 3.75%/Q)	6/26/2012	27,219	27,312	(2)(19)
		Junior secured loan ($40,000 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	40,000	40,000	(2)(19)
		Junior secured loan ($50,000 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	50,000	50,000	(3)(19)
					117,219	117,312
					489,513	496,553		12.7%
Restaurants and Food Services
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($1,468 par due 11/2013)	6.50% (Libor + 3.50%/Q)	11/27/2006	1,468	1,468	(2)(19)
		Senior secured revolving loan ($260 par due 11/2013)	6.50% (Base Rate + 2.50%/Q)	11/27/2006	260	260	(2)(19)
		Senior secured loan ($9,232 par due 11/2014)	12.50% (Libor + 9.50%/Q)	11/27/2006	9,232	9,232	(2)(19)
		Senior secured loan ($11,072 par due 11/2014)	12.50% (Libor + 9.50%/Q)	11/27/2006	11,075	11,072	(3)(19)
		Promissory note ($14,897,360 par due 11/2016)	12.00% PIK	11/27/2006	15,435	18,216	(2)
		Warrants to purchase up to 0.61 shares		6/1/2006	—	4,994	(2)
					37,470	45,242
Benihana, Inc.	Restaurant owner and operator	Senior secured revolving loan ($862 par due 2/2018)	9.25% (Libor + 8.00%/Q)	8/21/2012	862	862	(2)(19)
		Senior secured loan ($31,769 par due 2/2018)	9.25% (Libor + 8.00%/Q)	8/21/2012	31,769	31,769	(2)(19)
					32,631	32,631
Hojeij Branded Foods, Inc.	Airport restaurant operator	Senior secured revolving loan ($900 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	900	900	(2)(19)
		Senior secured loan ($19,000 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	18,397	19,000	(2)(19)
		Warrants to purchase up to 7.5% of membership interest		2/15/2012	—	89	(2)
		Warrants to purchase up to 324 shares of Class A common stock		2/15/2012	669	1,287	(2)
					19,966	21,276
Orion Foods, LLC (fka Hot Stuff Foods, LLC) (7)	Convenience food service retailer	Senior secured revolving loan ($9,800 par due 9/2014)	10.75% (Base Rate + 7.50%/M)	4/1/2010	9,800	9,800	(2)(19)
		Senior secured loan ($33,587 par due 9/2014)	10.00% (Libor + 8.50%/Q)	4/1/2010	33,587	33,587	(3)(19)
		Junior secured loan ($37,552 par due 9/2014)		4/1/2010	25,068	16,672	(2)(18)
		Preferred units (10,000 units)		10/28/2010	—	—	(2)
		Class A common units (25,001 units)		4/1/2010	—	—	(2)
		Class B common units (1,122,452 units)		4/1/2010	—	—	(2)
					68,455	60,059
OTG Management, Inc.	Airport restaurant operator	Senior secured revolving loan ($2,437 par due 8/2016)	8.50% (Libor + 7.00%/Q)	8/9/2011	2,437	2,437	(2)(19)
		Senior secured loan ($24,687 par due 8/2016)	8.50% (Libor + 7.00%/Q)	8/9/2011	24,687	24,687	(2)(19)
		Junior secured loan ($36,142 par due 8/2016)	14.50% (Libor + 13.00%/Q)	8/9/2011	36,142	36,142	(2)(19)
		Junior secured loan ($6,000 par due 8/2016)	15.25% (Base Rate + 12.00%/Q)	8/9/2011	6,000	6,000	(2)(19)
		Common units (3,000,000 units)		1/5/2011	3,000	3,079	(2)
		Warrants to purchase up to 189,857 shares of common stock		6/19/2008	100	5,360	(2)
					72,366	77,705
Restaurant Holding Company, LLC	Fast food restaurant operator	Senior secured loan ($20,554 par due 2/2017)	9.00% (Libor + 7.50%/M)	2/15/2012	20,197	20,554	(2)(19)
		Senior secured loan ($41,446 par due 2/2017)	9.00% (Libor + 7.50%/M)	2/15/2012	40,694	41,446	(3)(19)

As of September 30, 2012

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior secured loan ($9,538 par due 2/2017)	9.00% (Libor + 7.50%/M)	2/15/2012	9,365	9,538	(4)(19)
					70,256	71,538
S.B. Restaurant Company	Restaurant owner and operator	Preferred stock (46,690 shares)		4/1/2010	—	—	(2)
		Warrants to purchase up to 257,429 shares of common stock		4/1/2010	—	—	(2)
					—	—
Vistar Corporation and Wellspring Distribution Corp.	Food service distributor	Junior secured loan ($50,250 par due 5/2015)	11.00%	5/23/2008	49,464	50,250	(2)
		Junior secured loan ($50,000 par due 5/2015)	11.00%	5/23/2008	49,678	50,000	(3)
		Class A non-voting common stock (1,366,120 shares)		5/3/2008	7,500	7,579	(2)
					106,642	107,829
					407,786	416,280		10.65%
Business Services
Cast & Crew Payroll, LLC	Payroll and accounting services provider to the entertainment industry	Senior secured loan ($54,312 par due 6/2017)	8.50% (Libor + 7.00%/Q)	6/13/2012	54,312	54,312	(2)(16)(19)
		Senior secured loan ($9,875 par due 6/2017)	8.50% (Libor + 7.00%/Q)	6/13/2012	9,875	9,875	(4)(16)(19)
					64,187	64,187
CIBT Investment Holdings, LLC	Expedited travel document processing services	Class A shares (2,500 shares)		12/15/2011	2,500	3,314	(2)
CitiPostal Inc. (7)	Document storage and management services	Senior secured revolving loan ($1,000 par due 12/2013)	6.75% (Base Rate + 3.25%/Q)	4/1/2010	1,000	1,000	(2)(19)
		Senior secured loan ($521 par due 12/2013)	8.50% Cash, 5.50% PIK	4/1/2010	521	521	(2)
		Senior secured loan ($53,325 par due 12/2013)	8.50% Cash, 5.50% PIK	4/1/2010	53,325	53,325	(3)
		Senior subordinated loan ($16,554 par due 12/2015)		4/1/2010	13,038	2,392	(2)(18)
		Common stock (37,024 shares)		4/1/2010	—	—
					67,884	57,238
Command Alkon, Inc.	Software solutions provider to the ready-mix concrete industry	Junior secured loan ($29,130 par due 3/2018)	9.75% (Libor + 8.50%/Q)	9/28/2012	29,130	29,130	(2)(19)
Cornerstone Records Management, LLC	Physical records storage and management service provider	Senior secured loan ($18,573 par due 8/2016)	8.50% (Libor + 7.00%/Q)	8/12/2011	18,573	17,828	(2)(19)
Coverall North America, Inc.	Commercial janitorial service provider	Subordinated notes ($9,577 par due 2/2016)	10.00% Cash, 2.00% PIK	2/22/2011	9,577	9,577	(2)
Diversified Collections Services, Inc.	Collections services	Common stock (478,816 shares)		4/1/2010	1,191	8,285	(2)
		Common stock (128,931 shares)		2/5/2005	241	2,231	(2)
					1,432	10,516
HCP Acquisition Holdings, LLC (7)	Healthcare compliance advisory services	Class A units (12,287,082 units)		6/26/2008	12,347	3,014	(2)
Impact Innovations Group, LLC	IT consulting and outsourcing services	Member interest (50.00% interest)		4/1/2010	—	200
Investor Group Services, LLC (6)	Business consulting for private equity and corporate clients	Limited liability company membership interest (10.00% interest)		6/22/2006	—	1,032
Itel Laboratories, Inc.	Data services provider for building materials to property insurance industry	Senior secured loan ($22,294 par due 6/2018)	6.25% (Libor + 5.00%/Q)	6/29/2012	22,294	22,294	(2)(19)
		Preferred units (1,798,391 units)		6/29/2012	1,000	1,030	(2)
					23,294	23,324
Multi-Ad Services, Inc. (6)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	788	2,334	(2)
		Common units (1,725,280 units)		4/1/2010	—	—	(2)

As of September 30, 2012

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					788	2,334
MVL Group, Inc. (7)	Marketing research provider	Senior secured revolving loan ($940 par due 6/2012)	6.75% (Base Rate + 3.50%/M)	6/28/2012	940	940	(2)
		Senior secured revolving loan ($1,600 par due 6/2012)	4.94% (Libor + 4.50%/Q)	6/28/2012	1,600	1,600	(2)
		Senior secured loan ($22,772 par due 7/2012)	15.00%	4/1/2010	22,772	22,772	(2)
		Senior subordinated loan ($36,535 par due 7/2012)		4/1/2010	34,636	10,098	(2)(18)
		Junior subordinated loan ($185 par due 7/2012)		4/1/2010	—	—	(2)(18)
		Common stock (560,716 shares)		4/1/2010	—	—	(2)
					59,948	35,410
Pillar Processing LLC and PHL Investors, Inc. (6)	Mortgage services	Senior secured loan ($9,414 par due 11/2018)		7/31/2008	9,222	9,414	(2)(18)
		Senior secured loan ($7,375 par due 5/2019)		11/20/2007	6,936	615	(2)(18)
		Class A common stock (576 shares)		7/31/2012	3,768	—	(2)
					19,926	10,029
Powersport Auctioneer Holdings, LLC	Powersport vehicle auction operator	Common Units (1,972 units)		3/2/2012	1,000	921	(2)
Prommis Fin Co.	Bankruptcy and foreclosure processing services	Class B common units (1,727 units)		6/12/2012	—	—	(2)
Promo Works, LLC	Marketing services	Senior secured loan ($8,655 par due 12/2013)		4/1/2010	3,487	2,625	(2)(18)
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	122	(2)
Strident Holding, Inc.	Recovery audit services provider to commercial and governmental healthcare payors	Senior secured loan ($17,955 par due 7/2018)	6.50% (Libor + 5.25%/Q)	7/26/2012	17,955	17,955	(2)(19)
Summit Business Media Parent Holding Company LLC	Business media consulting services	Limited liability company membership interest (45.98% interest)		5/20/2011	—	864	(2)
Tradesmen International, Inc.	Construction labor support	Junior secured loan ($3,118 par due 5/2014)	13.00% Cash, 1.00% PIK	4/1/2010	2,649	3,118	(2)
		Warrants to purchase up to 771,036 shares		4/1/2010	—	7,956
					2,649	11,074
Tripwire, Inc.	IT security software provider	Senior secured loan ($50,000 par due 5/2018)	6.00% (Libor + 4.75%/Q)	5/23/2011	50,000	50,000	(3)(19)
		Senior secured loan ($10,000 par due 5/2018)	6.00% (Libor + 4.75%/Q)	5/23/2011	10,000	10,000	(4)(19)
		Class B common stock (2,655,638 shares)		5/23/2011	30	64	(2)
		Class A common stock (2,970 shares)		5/23/2011	2,970	6,332	(2)
					63,000	66,396
Venturehouse-Cibernet Investors, LLC	Financial settlement services for intercarrier wireless roaming	Equity interest		4/1/2010	—	—	(2)
VSS-Tranzact Holdings, LLC (6)	Management consulting services	Series B preferred units (854 units)		11/7/2011	867	964
		Common membership interest (8.54% interest)		10/26/2007	10,204	804
		Warrants to purchase up to 4,206 units		11/7/2011	—	396
					11,071	2,164
					408,998	369,254		9.45%
Financial Services
AllBridge Financial, LLC (7)	Asset management services	Equity interests		4/1/2010	8,435	10,035	(2)
Callidus Capital Corporation (7)	Asset management services	Common stock (100 shares)		4/1/2010	3,000	1,012
Ciena Capital LLC (7)	Real estate and small business loan servicer	Senior secured revolving loan ($14,000 par due 12/2013)	6.00%	11/29/2010	14,000	14,000	(2)
		Senior secured loan ($32,000 par due 12/2015)	12.00%	11/29/2010	32,000	32,000	(2)

As of September 30, 2012

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Equity interests		11/29/2010	53,374	20,456	(2)
					99,374	66,456
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28,000 par due 5/2018)	12.75%	5/10/2012	28,000	28,000	(2)
Cook Inlet Alternative Risk, LLC	Risk management services	Senior subordinated loan ($3,000 par due 9/2015)	9.00%	9/30/2011	3,000	3,000	(2)
Financial Pacific Company	Commercial finance leasing	Preferred stock (6,500 shares)	8.00% PIK	10/13/2010	5,284	10,069	(2)
		Common stock (650,000 shares)		10/13/2010	—	—	(2)
					5,284	10,069
Imperial Capital Group LLC	Investment services	2006 Class B common units (2,526 units)		5/10/2007	3	3	(2)
		2007 Class B common units (315 units)		5/10/2007	—	—	(2)
		Class A common units (7,710 units)		5/10/2007	14,997	18,661	(2)
					15,000	18,664
Ivy Hill Asset Management, L.P. (7)(9)	Asset management services	Member interest (100.00% interest)		6/15/2009	112,876	211,614
					274,969	348,850		8.92%
Consumer Products- Non-durable
Gilchrist & Soames, Inc.	Personal care manufacturer	Senior secured revolving loan ($4,750 par due 10/2013)	6.25% (Libor + 5.00%/M)	4/1/2010	4,750	4,750	(2)(19)
		Senior secured loan ($21,941 par due 10/2013)	13.44%	4/1/2010	21,634	20,844	(2)
					26,384	25,594
Implus Footcare, LLC	Provider of footwear and other accessories	Preferred stock (455 shares)	6.00% PIK	10/31/2011	4,800	4,800	(2)
		Common stock (455 shares)		10/31/2011	455	213	(2)
					5,255	5,013
Insight Pharmaceuticals Corporation (6)	OTC drug products manufacturer	Junior secured loan ($25,000 par due 8/2017)	13.25% (Libor + 11.75%/Q)	8/26/2011	24,764	24,500	(3)(19)
		Class A common stock (155,000 shares)		8/26/2011	6,035	8,162	(2)
		Class B common stock (155,000 shares)		8/26/2011	6,035	8,162	(2)
					36,834	40,824
Matrixx Initiatives, Inc. and Wonder Holdings Acquisition Corp.	Developer and marketer of over-the-counter healthcare products	Senior secured revolving loan ($11,500 par due 6/2016)	13.00% (Libor + 12.00%/Q)	6/30/2011	11,500	10,580	(2)(19)
		Senior secured loan ($39,578 par due 6/2016)	13.00% (Libor + 12.00%/Q)	6/30/2011	39,362	36,412	(3)(19)
		Warrants to purchase up to 1,654,678 shares of common stock		7/27/2011	—	—	(2)
		Warrants to purchase up to 1,489 shares of preferred stock		7/27/2011	—	67	(2)
					50,862	47,059
Oak Parent, Inc.	Manufacturer of athletic apparel	Senior secured loan ($54,994 par due 4/2018)	8.00% (Libor + 7.00%/Q)	4/2/2012	54,753	54,994	(2)(19)
		Senior secured loan ($9,648 par due 4/2018)	8.00% (Libor + 7.00%/Q)	4/2/2012	9,606	9,648	(4)(19)
					64,359	64,642
The Step2 Company, LLC	Toy manufacturer	Junior secured loan ($27,000 par due 4/2015)	10.00%	4/1/2010	26,006	27,000	(2)
		Junior secured loan ($32,375 par due 4/2015)	10.00% Cash, 6.00% PIK	4/1/2010	31,330	28,489	(2)
		Common units (1,116,879 units)		4/1/2010	24	93	(2)
		Warrants to purchase up to 3,157,895 units		4/1/2010	—	265	(2)
					57,360	55,847
The Thymes, LLC (7)	Cosmetic products manufacturer	Preferred units (6,283 units)	8.00% PIK	6/21/2007	6,074	7,070
		Common units (5,400 units)		6/21/2007	—	—

As of September 30, 2012

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					6,074	7,070
Woodstream Corporation	Pet products manufacturer	Senior secured loan ($3,000 par due 8/2014)	6.50% (Libor + 5.00%/Q)	4/18/2012	3,000	3,000	(2)(19)
		Senior secured loan ($15,000 par due 8/2014)	6.50% (Libor + 5.00%/Q)	4/18/2012	15,000	15,000	(4)(19)
		Senior subordinated loan ($45,000 par due 2/2015)	12.00%	1/22/2010	41,318	45,000	(2)
		Common stock (4,254 shares)		1/22/2010	1,222	3,201	(2)
					60,540	66,201
					307,668	312,250		7.99%
Automotive Services
Driven Holdings, LLC	Automotive aftermarket car care franchisor	Preferred stock (247,500 units)		12/16/2011	2,475	2,601	(2)
		Common stock (25,000 units)		12/16/2011	25	44	(2)
					2,500	2,645
Eckler Industries, Inc.	Restoration parts and accessories provider for classic automobiles	Senior secured revolving loan ($1,400 par due 7/2017)	8.25% (Base Rate + 5.00%/M)	7/12/2012	1,400	1,400	(2)(19)
		Senior secured loan ($52,735 par due 7/2017)	7.25% (Libor + 6.00%/M)	7/12/2012	52,735	52,735	(2)(19)
		Series A preferred stock (1,800 shares)		7/12/2012	1,800	1,800	(2)
		Common stock (20,000 shares)		7/12/2012	200	200	(2)
					56,135	56,135
Service King Paint & Body, LLC	Collision repair site operators	Senior secured loan ($111,500 par due 8/2017)	8.50% (Libor + 7.25%/Q)	8/20/2012	111,500	111,500	(2)(17)(19)
		Senior secured loan ($10,000 par due 8/2017)	5.50% (Libor + 4.25%/Q)	8/20/2012	10,000	10,000	(2)(19)
		Membership interest		8/20/2012	5,000	5,000	(2)
					126,500	126,500
Stag-Parkway, Inc. (7)	Automotive aftermarket components supplier	Senior secured loan ($34,500 par due 12/2014)	12.50% (Libor + 11.00%/Q)	9/30/2010	34,500	34,500	(2)(19)
		Preferred stock (4,200 shares)	16.50% PIK	9/30/2010	2,852	4,200	(2)
		Common stock (10,200 shares)		9/30/2010	—	28,945	(2)
					37,352	67,645
					222,487	252,925		6.47%
Containers-Packaging
ICSH, Inc.	Industrial container manufacturer, reconditioner and servicer	Senior secured loan ($22,500 par due 8/2016)	9.25% (Base Rate + 6.00%/Q)	8/31/2011	22,500	22,500	(2)(19)
		Senior secured loan ($112 par due 8/2016)	8.00% (Libor + 7.00%/M)	8/31/2011	112	112	(2)(19)
		Senior secured loan ($335 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	335	335	(2)(19)
		Senior secured loan ($42,959 par due 8/2016)	8.04% (Libor + 7.00%/Q)	8/31/2011	42,959	42,959	(2)(19)
		Senior secured loan ($382 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	382	382	(3)(19)
		Senior secured loan ($49,108 par due 8/2016)	8.04% (Libor + 7.00%/Q)	8/31/2011	49,108	49,108	(3)(19)
		Senior secured loan ($38 par due 8/2016)	8.00% (Libor + 7.00%/M)	8/31/2011	38	38	(4)(19)
		Senior secured loan ($115 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	115	115	(4)(19)
		Senior secured loan ($14,757 par due 8/2016)	8.04% (Libor + 7.00%/Q)	8/31/2011	14,757	14,757	(4)(19)
					130,306	130,306
Microstar Logistics LLC	Keg management solutions provider	Junior secured loan ($52,500 par due 8/2016)	10.00% (Libor + 9.00%/Q)	8/5/2011	52,500	52,500	(2)(19)
		Junior secured loan ($50,000 par due 8/2016)	10.00% (Libor + 9.00%/Q)	8/5/2011	50,000	50,000	(3)(19)
					102,500	102,500
Pregis Corporation, Pregis Intellipack Corp. and Pregis Innovative Packaging Inc.	Provider of a broad range of highly-customized, tailored protective	Senior secured loan ($5 par due 3/2017)	8.50% (Base Rate + 5.25%/Q)	4/25/2012	5	5	(2)(19)

As of September 30, 2012

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
	packaging solutions
		Senior secured loan ($992 par due 3/2017)	7.75% (Libor + 6.25%/Q)	4/25/2012	992	992	(2)(19)
					997	997
					233,803	233,803		5.98%
Manufacturing
Cambrios Technologies Corporation	Developer and manufacturer of nanotechnology-based solutions for electronic devices and computers	Senior secured loan ($5,000 par due 9/2015)	12.00%	8/7/2012	4,987	5,000	(2)
		Warrants to purchase up to 400,000 shares of Series D-4 convertible preferred stock		8/2/2012	13	13	(2)
					5,000	5,013
Component Hardware Group, Inc.	Commercial equipment	Junior secured loan ($3,178 par due 12/2014)	7.00% Cash, 3.00% PIK	8/4/2010	3,178	3,178	(2)
		Senior subordinated loan ($11,002 par due 12/2014)	7.50% Cash, 5.00% PIK	4/1/2010	7,968	11,002	(2)
		Warrants to purchase up to 1,462,500 shares of common stock		8/4/2010	—	4,457	(2)
					11,146	18,637
MWI Holdings, Inc.	Highly engineered springs, fasteners, and other precision components	Senior secured loan ($38,274 par due 6/2017)	10.00% (Libor + 8.00%/Q)	6/15/2011	38,274	38,274	(2)(19)
		Senior secured loan ($10,000 par due 6/2017)	10.00% (Libor + 8.00%/Q)	6/15/2011	10,000	10,000	(4)(19)
					48,274	48,274	(2)
NetShape Technologies, Inc.	Metal precision engineered components	Senior secured revolving loan ($519 par due 2/2013)	3.97% (Libor + 3.75%/M)	4/1/2010	67	439	(2)
Pelican Products, Inc.	Flashlight manufacturer	Senior secured loan ($7,980 par due 7/2018)	7.00% (Libor + 5.50%/Q)	7/13/2012	7,980	7,980	(2)(19)
		Junior secured loan ($32,000 par due 6/2019)	11.50% (Libor + 10.00%/Q)	7/13/2012	32,000	32,000	(2)(19)
					39,980	39,980
Protective Industries, Inc. dba Caplugs	Plastic protection products	Senior secured revolving loan ($233 par due 5/2016)	6.00% (Base Rate + 2.75%/M)	5/23/2011	233	231	(2)(19)
		Senior secured revolving loan ($933 par due 5/2016)	5.50% (Libor + 4.00%/M)	5/23/2011	933	925	(2)(19)
		Senior subordinated loan ($759 par due 5/2018)	8.00% Cash, 7.25% PIK	5/23/2011	759	759	(2)
		Preferred stock (2,379,361 shares)		5/23/2011	2,307	4,589	(2)
					4,232	6,504
Saw Mill PCG Partners LLC	Metal precision engineered components manufacturer	Common units (1,000 units)		1/30/2007	1,000	—	(2)
Sigma International Group, Inc.	Water treatment parts	Junior secured loan ($4,163 par due 4/2014)	10.00% (Libor + 5.00% Cash, 5.00% PIK /Q)	7/8/2011	4,163	3,330	(2)(19)
SSH Environmental Industries, Inc. and SSH Non-Destructive Testing, Inc.	Magnetic sensors and supporting sensor products	Senior secured loan ($11,746 par due 12/2016)	9.00% (Libor + 7.50%/Q)	3/23/2012	11,532	11,746	(2)(19)
WP CPP Holdings, LLC	Precision engineered castings	Senior secured loan ($10,716 par due 10/2017)	8.50% (Libor + 7.00%/M)	10/11/2011	10,671	10,716	(2)(19)
		Senior secured loan ($27 par due 10/2017)	9.25% (Base Rate + 6.00%/Q)	10/11/2011	27	27	(2)(19)
		Senior secured loan ($49,624 par due 10/2017)	8.50% (Libor + 7.00%/M)	10/11/2011	49,394	49,624	(3)(19)
		Senior secured loan ($125 par due 10/2017)	9.25% (Base Rate + 6.00%/Q)	10/11/2011	125	125	(3)(19)
		Senior secured loan ($9,950 par due 10/2017)	8.50% (Libor + 7.00%/M)	10/11/2011	9,907	9,950	(4)(19)
		Senior secured loan ($25 par due 10/2017)	9.25% (Base Rate + 6.00%/Q)	10/11/2011	25	25	(4)(19)
					70,149	70,467
					195,543	204,390		5.23%

As of September 30, 2012

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Energy
EquiPower Resources Holdings, LLC	Gas-fired power generation facilities operator	Junior secured loan ($22,500 par due 6/2019)	10.00% (Libor + 8.50%/Q)	6/27/2012	22,062	22,050	(2)(19)
La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Junior secured loan ($59,000 par due 8/2018)	10.25% (Libor + 8.75%/Q)	8/9/2011	57,873	56,050	(2)(19)
Panda Sherman Power, LLC	Developer and operator of a gas turbine power plant	Senior secured loan ($32,500 par due 9/2018)	9.00% (Libor + 7.50%/M)	9/14/2012	32,500	32,500	(2)(19)
Panda Temple Power, LLC	Developer and operator of a gas turbine power plant	Senior secured loan ($60,000 par due 7/2018)	11.50% (Libor + 10.00%/Q)	7/17/2012	58,100	60,000	(2)(19)
USG Nevada LLC	Geothermal, renewable energy, developer for electrical power and direct uses	Junior secured loan ($7,500 par due 10/2012)	9.47% (Libor + 9.00%/Q)	11/10/2011	7,500	7,500	(2)
					178,035	178,100		4.56%
Aerospace and Defense
ILC Industries, LLC	Designer and manufacturer of protective cases and technically advanced lighting systems	Senior secured loan ($24,937 par due 7/2018)	7.50% (Libor + 6.00%/Q)	7/13/2012	24,453	24,937	(2)(19)
PRV Aerospace, LLC	Aerospace precision components manufacturer	Senior secured loan ($8,479 par due 5/2018)	6.50% (Libor + 5.25%/S)	5/15/2012	8,398	8,479	(4)(19)
		Senior secured loan ($21 par due 5/2018)	7.50% (Base Rate + 4.25%/Q)	5/15/2012	21	21	(4)(19)
		Junior secured loan ($68,000 par due 5/2019)	10.50% (Libor + 9.25%/S)	5/10/2012	68,000	68,000	(2)(19)
					76,419	76,500
Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	101	101	(2)
		Common stock (1,885,195 shares)		1/17/2008	2,291	2,446	(2)
					2,392	2,547
					103,264	103,984		2.66%
Consumer Products- Durable
Bushnell Inc.	Sports optics manufacturer	Junior secured loan ($48,825 par due 2/2016)	9.00% (Libor + 7.50%/Q)	4/1/2010	43,957	47,849	(2)(19)
		Junior secured loan ($43,675 par due 2/2016)	9.50% (Libor + 8.00%/Q)	4/30/2012	43,675	43,238	(2)(19)
					87,632	91,087
PG-ACP Co-Invest, LLC	Supplier of medical uniforms, specialized medical footwear and accessories	Class A membership units (1,000,0000 units)		8/29/2012	1,000	1,000	(2)
					88,632	92,087		2.36%
Telecommunications
American Broadband Communications, LLC, American Broadband Holding Company and Cameron Holdings of NC, Inc.	Broadband communication services	Senior secured loan ($7,901 par due 9/2013)	7.50% (Libor + 5.50%/Q)	9/1/2010	7,901	7,901	(2)(19)
		Senior subordinated loan ($10,686 par due 11/2014)	12.00% Cash, 2.00% PIK	9/1/2010	10,686	10,260	(2)
		Senior subordinated loan ($23,157 par due 11/2014)	10.00% Cash, 4.00% PIK	11/7/2007	23,157	22,230	(2)
		Senior subordinated loan ($33,930 par due 11/2014)	12.00% Cash, 2.00% PIK	11/7/2007	33,930	32,573	(3)
		Warrants to purchase up to 378 shares		11/7/2007	—	690	(2)
		Warrants to purchase up to 200 shares		9/1/2010	—	365	(2)
					75,674	74,019
Dialog Telecom LLC	Broadband communication services	Senior secured loan ($16,476 par due 12/2013)	12.00% (Libor + 10.50% Cash, 1.50% PIK /Q)	6/20/2011	16,476	16,476	(2)(19)
Startec Equity, LLC (7)	Communication services	Member interest		4/1/2010	—	—	(2)
					92,150	90,495		2.32%

As of September 30, 2012

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Grocery
Grocery Outlet Inc.	Value grocery retailer	Senior secured loan ($25,070 par due 12/2017)	10.50% (Libor + 9.00%/Q)	12/15/2011	25,070	25,070	(2)(19)
		Senior secured loan ($859 par due 12/2017)	11.25% (Base Rate + 8.00%/Q)	12/15/2011	859	859	(2)(19)
		Senior secured loan ($47,619 par due 12/2017)	10.50% (Libor + 9.00%/Q)	12/15/2011	47,619	47,619	(3)(19)
		Senior secured loan ($1,631 par due 12/2017)	11.25% (Base Rate + 8.00%/Q)	12/15/2011	1,631	1,631	(3)(19)
		Senior secured loan ($9,524 par due 12/2017)	10.50% (Libor + 9.00%/Q)	12/15/2011	9,524	9,524	(4)(19)
		Senior secured loan ($326 par due 12/2017)	11.25% (Base Rate + 8.00%/Q)	12/15/2011	326	326	(4)(19)
					85,029	85,029
					85,029	85,029		2.18%
Retail
Direct Buy Holdings, Inc. and Direct Buy Investors, LP (6)	Membership based buying club franchisor and operator	Limited partnership interest (66,667 shares)		4/1/2010	2,594	—	(2)
		Limited partnership interest (83,333 shares)		11/30/2007	8,333	—	(2)
					10,927	—
Fulton Holdings Corp.	Airport restaurant operator	Senior secured loan ($40,000 par due 5/2016)	12.50%	5/28/2010	40,000	40,000	(3)(12)
		Common stock (19,672 shares)		5/28/2010	1,967	1,871
					41,967	41,871
Things Remembered Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($10,000 par due 5/2018)	8.00% (Libor + 6.50%/Q)	5/24/2012	10,000	10,000	(2)(19)
		Senior secured loan ($15,000 par due 5/2018)	8.00% (Libor + 6.50%/Q)	5/24/2012	15,000	15,000	(4)(19)
					25,000	25,000
					77,894	66,871		1.71%
Oil and Gas
Geotrace Technologies, Inc.	Reservoir processing, development	Warrants to purchase up to 69,978 shares of common stock		4/1/2010	88	—	(2)
		Warrants to purchase up to 210,453 shares of preferred stock		4/1/2010	2,805	1,572	(2)
					2,893	1,572
UL Holding Co., LLC and Universal Lubricants, LLC (6)	Petroleum product manufacturer	Junior secured loan ($2,926 par due 12/2014)	9.31% (Libor + 7.31% Cash, 2.00% PIK /Q)	4/30/2012	2,926	2,926	(2)
		Junior secured loan ($2,010 par due 12/2014)	9.24% (Libor + 7.24% Cash, 2.00% PIK /Q)	4/30/2012	2,010	2,010	(2)
		Junior secured loan ($4,907 par due 12/2014)	12.00% Cash, 2.00% PIK	4/30/2012	4,907	4,907	(2)
		Junior secured loan ($5,051 par due 12/2014)	12.00% Cash, 3.00% PIK	4/30/2012	5,051	5,051	(2)
		Junior secured loan ($18,611 par due 12/2014)	12.00% Cash, 2.00% PIK	4/30/2012	18,611	18,611	(3)
		Junior secured loan ($14,651 par due 12/2014)	9.32% (Libor + 7.32% Cash, 2.00% PIK /Q)	4/30/2012	14,651	14,651	(3)
		Junior secured loan ($10,702 par due 12/2014)	9.31% (Libor + 7.31% Cash, 2.00% PIK /Q)	4/30/2012	10,702	10,702	(3)
		Class A common units (10,782 units)		6/17/2011	108	35	(2)
		Class B-5 common units (599,200 units)		4/25/2008	5,472	1,933	(2)
		Class B-4 common units (50,000 units)		6/17/2011	500	161	(2)
		Class C common units (618,091 units)		4/25/2008	—	1,994	(2)
					64,938	62,981
					67,831	64,553		1.65%

As of September 30, 2012

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Printing, Publishing and Media
Earthcolor Group, LLC	Printing management services	Limited liability company interests (9.30%)		5/18/2012	—	—
National Print Group, Inc.	Printing management services	Senior secured revolving loan ($1,141 par due 10/2013)	9.00% (Libor + 6.00%/Q)	3/2/2006	1,141	1,107	(2)(19)
		Senior secured revolving loan ($284 par due 10/2013)	9.00% (Base Rate + 5.00%/M)	3/2/2006	284	276	(2)(19)
		Senior secured loan ($7,371 par due 10/2013)	10.00% (Libor + 9.00% Cash, 1.00% PIK /Q)	3/2/2006	7,080	7,224	(2)(19)
		Preferred stock (9,344 shares)		3/2/2006	2,000	—	(2)
					10,505	8,607
The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	Senior secured loan ($21,428 par due 3/2017)	9.00% (Libor + 7.50%/Q)	9/29/2006	21,428	21,428	(2)(19)
		Senior secured loan ($9,952 par due 3/2017)	9.00% (Libor + 7.50%/Q)	9/29/2006	9,952	9,952	(4)(19)
		Preferred stock (10,663 shares)		9/29/2006	1,066	3,181	(2)
		Common stock (15,393 shares)		9/29/2006	3	8	(2)
					32,449	34,569
					42,954	43,176		1.10%
Environmental Services
AWTP, LLC (7)	Water treatment services	Junior secured loan ($4,212 par due 6/2015)	10.00%	4/18/2011	4,212	4,212	(2)
		Junior secured loan ($6,045 par due 6/2015)	15.00% PIK	4/18/2011	6,045	6,045	(2)
		Membership interests (90% interest)		4/18/2011	—	3,715	(2)
					10,257	13,972
RE Community Holdings II, Inc.and Pegasus Community Energy, LLC.	Operator of municipal recycling facilities	Preferred stock (1,000 shares)		3/1/2011	8,839	3,219	(2)
Waste Pro USA, Inc	Waste management services	Preferred Class A common equity (611,615 shares)		11/9/2006	12,263	23,300	(2)
					31,359	40,491		1.04%
Transportation
PODS Funding Corp.	Storage and warehousing	Junior subordinated loan ($39,945 par due 5/2017)	12.75% Cash, 2.75% PIK	11/29/2011	39,945	39,945	(2)
United Road Towing, Inc.	Towing company	Warrants to purchase up to 607 shares		4/1/2010	—	—
					39,945	39,945		1.02%
Commercial Real Estate Finance
10th Street, LLC (6)	Real estate holding company	Senior subordinated loan ($24,957 par due 11/2014)	8.93% Cash, 4.07% PIK	4/1/2010	24,957	24,957	(2)
		Member interest (10.00% interest)		4/1/2010	594	485
		Option (25,000 units)		4/1/2010	25	25
					25,576	25,467
American Commercial Coatings, Inc.	Real estate property	Commercial mortgage loan ($2,500 par due 12/2025)		4/1/2010	1,071	2,061	(18)
Cleveland East Equity, LLC	Hotel operator	Real estate equity interests		4/1/2010	1,026	3,277
Commons R-3, LLC	Real estate developer	Real estate equity interests		4/1/2010	—	—
Crescent Hotels & Resorts, LLC and affiliates (7)	Hotel operator	Senior subordinated loan ($2,236 par due 9/2011)		4/1/2010	—	—	(2)(18)
		Senior subordinated loan ($2,092 par due 6/2017)		4/1/2010	—	—	(2)(18)
		Common equity interest		4/1/2010	—	—
		Limited liability company membership interest (100% interest)		6/19/2012	—	—	(2)
					—	—
Hot Light Brands, Inc. (7)	Real estate holding company	Senior secured loan ($33,731 par due 2/2011)		4/1/2010	2,439	1,961	(2)(18)
		Common stock (93,500 shares)		4/1/2010	—	—	(2)

As of September 30, 2012

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					2,439	1,961
NPH, Inc.	Hotel property	Real estate equity interests		4/1/2010	5,291	6,064
					35,403	38,830		0.99%
Food and Beverage
Apple & Eve, LLC and US Juice Partners, LLC (6)	Juice manufacturer	Senior secured revolving loan ($500 par due 10/2013)	13.00% (Libor + 10.00%/M)	10/5/2007	500	500	(2)(19)
		Senior secured loan ($21,467 par due 10/2013)	13.00% (Libor + 10.00%/M)	10/5/2007	21,467	21,467	(2)(19)
		Senior secured loan ($4,804 par due 10/2013)	13.00% (Libor + 10.00%/M)	10/5/2007	4,804	4,804	(4)(19)
		Senior units (50,000 units)		10/5/2007	5,000	1,161
					31,771	27,932
Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated loan ($8,885 par due 2/2013)	16.00% PIK	2/6/2008	8,885	8,885	(2)
		Preferred stock (6,258 shares)		9/1/2006	2,567	1,583	(2)
					11,452	10,468
Distant Lands Trading Co.	Coffee manufacturer	Class A common stock (1,294 shares)		4/1/2010	980	—	(2)
		Class A-1 common stock (2,157 shares)		4/1/2010	—	—	(2)
					980	—
					44,203	38,400		0.98%
Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	Senior secured loan ($11,500 par due 10/2013)	4.72% (Libor + 4.50%/M)	10/11/2007	11,500	11,500	(2)(13)
Curves International Holdings, Inc.	Health club franchisor	Limited partnership interest (4,152,165 shares)		7/31/2012	4,152	4,152	(2)
		Limited partnership interest (1,847,835 shares)		7/31/2012	1,848	1,848	(2)
					6,000	6,000
					17,500	17,500		0.45%
Wholesale Distribution
BECO Holding Company, Inc.	Wholesale distributor of first response fire protection equipment and related parts	Common stock (25,000 shares)		7/30/2010	2,500	3,788	(2)
					2,500	3,788		0.09%
					$5,850,108	$5,936,165		151.87%

(1)

Other than our investments listed in footnote 7 below (subject to the limitations set forth therein), we do not “Control” any of our portfolio companies, for purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, we would “Control” a portfolio company if we owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of our portfolio company investments, which as of September 30, 2012 represented 152% of the Company’s net assets or 94% of the Company’s total assets, are subject to legal restrictions on sales.

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

(6)

As defined in the Investment Company Act, we are deemed to be an “Affiliated Person” of a portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the nine months ended September 30, 2012 in which the issuer was an Affiliated company (but not a portfolio company that we “Control”) are as follows:

					Capital
	Purchases	Redemptions	Sales	Interest	structuring	Dividend	Other	Net realized	Net unrealized
Company	(cost)	(cost)	(cost)	income	service fees	income	income	gains (losses)	gains (losses)
10th Street, LLC	$—	$—	$—	$2,408	$—	$—	$—	$—	$(44)
Apple & Eve, LLC and US Juice Partners, LLC	$500	$5,573	$—	$2,672	$—	$—	$35	$—	$(2,166)
Campus Management Corp. and Campus Management Acquisition Corp	$—	$—	$—	$—	$—	$—	$—	$—	$1,849
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC	$—	$150	$—	$876	$—	$—	$—	$—	$(5,801)
The Dwyer Group	$—	$—	$—	$2,097	$162	$660	$85	$—	$4,217
ELC Acquisition Corp. and ELC Holdings Corporation	$—	$—	$—	$—	$—	$—	$6	$—	$3,308
Firstlight Financial Corporation	$—	$28,890	$—	$1,780	$—	$—	$188	$110	$17,253
Insight Pharmaceuticals Corporation	$—	$—	$—	$2,545	$—	$—	$—	$—	$(2,318)
Investor Group Services, LLC	$—	$—	$—	$—	$—	$126	$13	$—	$173
Multi-Ad Services, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$506
Pillar Processing LLC and PHL Holding Co.	$—	$2,691	$—	$—	$—	$—	$9	$—	$797
Soteria Imaging Services, LLC	$—	$218	$—	$—	$—	$—	$—	$12	$(299)
VSS-Tranzact Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$1,097
UL Holding Co., LLC	$43,128	$13,619	$—	$4,066	$733	$—	$185	$—	$(2,016)

(7)

As defined in the Investment Company Act, we are deemed to be both an “Affiliated Person” and “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities or we have the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the nine months ended September 30, 2012 in which the issuer was both an Affiliated company and a portfolio company that we are deemed to Control are as follows:

					Capital
		Redemptions	Sales	Interest	structuring	Dividend	Other	Net realized	Net unrealized
Company	Purchases	(cost)	(cost)	income	service fees	income	income	gains (losses)	gains (losses)
AGILE Fund I, LLC	$—	$9	$—	$—	$—	$1	$—	$—	$(19)
Allied Capital REIT, Inc.	$—	$—	$375	$—	$—	$41	$—	$147	$(314)
AllBridge Financial, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$1,262
Aviation Properties Corporation	$—	$—	$—	$—	$—	$—	$—	$291	$—
AWTP, LLC	$—	$—	$—	$960	$—	$—	$25	$—	$5,364
BenefitMall Holdings, Inc.	$—	$40,326	$53,510	$2,440	$—	$—	$167	$12,903	$(6,479)
Callidus Capital Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$236
Ciena Capital LLC	$—	$—	$—	$3,562	$—	$—	$—	$—	$404
Citipostal, Inc.	$—	$2,200	$—	$5,763	$—	$—	$105	$—	$817
Crescent Hotels & Resorts, LLC and affiliates	$—	$—	$2,843	$20	$—	$—	$—	$(5,473)	$5,595
HCI Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(192)
HCP Acquisition Holdings, LLC	$1,254	$—	$—	$—	$—	$—	$—	$—	$(3,163)
Hot Light Brands, Inc.	$—	$1,508	$—	$—	$—	$—	$—	$—	$(223)
Huddle House Inc.	$—	$20,801	$—	$678	$—	$—	$187	$(1,404)	$1,701
Ivy Hill Asset Management, L.P.	$—	$—	$—	$—	$—	$14,648	$—	$—	$17,017
Ivy Hill Middle Market Credit Fund, Ltd.	$—	$—	$30,515	$3,469	$—	$—	$—	$1,655	$1,265
LVCG Holdings, LLC	$—	$—	$6,600	$—	$—	$—	$—	$(6,590)	$6,600
Making Memories Wholesale, Inc.	$—	$2,229	$—	$—	$—	$—	$—	$(12,281)	$12,476
MVL Group, Inc.	$2,540	$1,101	$—	$3,557	$—	$—	$—	$—	$(23,099)
Orion Foods, LLC	$6,500	$1,659	$—	$6,073	$—	$—	$606	$—	$(12,768)
Senior Secured Loan Fund LLC*	$178,631	$17,937	$—	$135,200	$26,838	$—	$12,076	$173	$10,078
Stag-Parkway, Inc.	$—	$—	$—	$3,272	$—	$573	$189	$—	$13,654
Startec Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
The Thymes, LLC	$—	$—	$—	$—	$—	$364	$—	$—	$(69)

*

Together with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together, “GE”), we co-invest through the Senior Secured Loan Fund LLC d/b/a the “Senior Secured Loan Program” (the “SSLP”). The SSLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and GE (with approval from a representative of each required); therefore, although the Company owns more than 25% of the voting securities of the SSLP (even though these “voting securities” do not afford the Company the right to elect directors of the SSLP or any other special rights), the Company does not believe that it has control over the SSLP (for purposes of the Investment Company Act or otherwise).

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

(10)

In the first quarter of 2011, the staff of the Securities and Exchange Commission (the “Staff”) informally communicated to certain business development companies the Staff’s belief that certain entities, which would be classified as an “investment company” under the Investment Company Act but for the exception from the definition of “investment company” set forth in Rule 3a-7 promulgated under the Investment Company Act, could not be treated as eligible portfolio companies (as defined in Section 2(a)(46) of the Investment Company Act). Subsequently, in August 2011 the Securities and Exchange Commission issued a concept release (the “Concept Release”) which states that “[a]s a general matter, the Commission presently does not believe that Rule 3a-7 issuers are the type of small, developing and financially troubled businesses in which Congress intended BDCs primarily to invest” and requested comment on whether or not a 3a-7 issuer should be considered an “eligible portfolio company”. Ares Capital provided a comment letter in respect of the Concept Release and continues to believe that the language of Section 2(a)(46) of the Investment Company Act permits a business development company to treat as “eligible portfolio companies” entities that rely on the 3a-7 exception. However, given the current uncertainty in this area (including the language in the Concept Release) and subsequent discussions with the Staff, Ares Capital has, solely for purposes of calculating the composition of its portfolio pursuant to Section 55(a) of the Investment Company Act, identified these entities in our schedule of investments as “non-qualifying assets” should the Staff ultimately disagree with Ares Capital’s position.

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

(14)

In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 4.00% on $41 million aggregate principal amount outstanding of the portfolio company’s senior term debt previously syndicated by us.

(15)

In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 1.13% on $20 million aggregate principal amount outstanding of the portfolio company’s senior term debt previously syndicated by us.

(16)

In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 2.75% on $15 million aggregate principal amount outstanding of the portfolio company’s senior term debt previously syndicated by us.

(17)

In addition to the interest earned based on the stated interest rate of this security, we are entitled to receive an additional interest amount of 3.00% on $67 million aggregate principal amount outstanding of the portfolio company’s senior term debt previously syndicated by us.

(18)	Loan was on non-accrual status as of September 30, 2012.

(19)	Loan includes interest rate floor feature.

(20)

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

(1)

Other than our investments listed in footnote 6 below, we do not “Control” any of our portfolio companies, for purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, we would “Control” a portfolio company if we owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of our portfolio company investments, which as of December 31, 2011 represented 162% of the Company’s net assets or 95% of the Company’s total assets, are subject to legal restrictions on sales.

The investments not otherwise pledged as collateral for the Debt Securitization or the Revolving Funding Facility (each as defined in Note 5 to the consolidated financial statements) by the respective obligors thereunder are pledged as collateral by the Company and certain of its other subsidiaries for the Revolving Credit Facility (as defined in Note 5 to the consolidated financial statements) (except for a limited number of exceptions as provided in the credit agreement governing the Revolving Credit Facility).

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

*

Together with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together, “GE”), we co-invest through the Senior Secured Loan Fund LLC d/b/a the “Senior Secured Loan Program” (the “SSLP”). The SSLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and GE (with approval from a representative of each required); therefore, although the Company owns more than 25% of the voting securities of the SSLP (even though these “voting securities” do not afford the Company the right to elect directors of the SSLP or any other special rights), the Company does not believe that it has control over the SSLP (for purposes of the Investment Company Act or otherwise).

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

(9)

In the first quarter of 2011, the staff of the Securities and Exchange Commission (the “Staff”) informally communicated to certain business development companies the Staff’s belief that certain entities, which would be classified as an “investment company” under the Investment Company Act but for the exception from the definition of “investment company” set forth in Rule 3a-7 promulgated under the Investment Company Act, could not be treated as eligible portfolio companies (as defined in Section 2(a)(46) of the Investment Company Act). Subsequently, in August 2011 the Securities and Exchange Commission issued a concept release (the “Concept Release”) which states that “[a]s a general matter, the Commission presently does not believe that Rule 3a-7 issuers are the type of small, developing and financially troubled businesses in which Congress intended BDCs primarily to invest” and requested comment on whether or not a 3a-7 issuer should be considered an “eligible portfolio company”. Ares Capital provided a comment letter in respect of the Concept Release and continues to believe that the language of Section 2(a)(46) of the Investment Company Act permits a business development company to treat as “eligible portfolio companies” entities that rely on the 3a-7 exception. However, given the current uncertainty in this area (including the language in the Concept Release) and subsequent discussions with the Staff, Ares Capital has, solely for purposes of calculating the composition of its portfolio pursuant to Section 55(a) of the Investment Company Act, identified these entities in our schedule of investments as “non-qualifying assets” should the Staff ultimately disagree with Ares Capital’s position.

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2012

(in thousands, except per share data)

(unaudited)

					Accumulated
					Net Realized
					Loss on
					Investments,
					Foreign Currency
				Accumulated	Transactions,
			Capital in	Overdistributed	Extinguishment of	Net Unrealized	Total
	Common Stock		Excess of	Net Investment	Debt and	Gain (Loss) on	Stockholders’
	Shares	Amount	Par Value	Income	Other Assets	Investments	Equity
Balance at December 31, 2011	205,130	$205	$3,390,354	$(10,449)	$(218,688)	$(14,157)	$3,147,265
Issuance of common stock in add-on offerings (net of offering and underwriting costs)	42,297	42	679,745	—	—	—	679,787
Shares issued in connection with dividend reinvestment plan	888	1	14,633	—	—	—	14,634
Issuance of the Convertible Notes (see Note 5)	—	—	4,725	—	—	—	4,725
Net increase in stockholders’ equity resulting from operations	—	—	—	254,399	(21,579)	100,214	333,034
Dividends declared ($1.17 per share)	—	—	—	(270,719)	—	—	(270,719)
Balance at September 30, 2012	248,315	$248	$4,089,457	$(26,769)	$(240,267)	$86,057	$3,908,726

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	For the nine months ended
	September 30, 2012	September 30, 2011
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$333,034	$201,328
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Realized losses from extinguishment of debt	2,678	19,318
Net realized (gains) losses on investments	18,901	(105,004)
Net unrealized (gains) losses on investments	(100,214)	74,302
Net accretion of discount on investments	(10,393)	(11,188)
Increase in accrued payment-in-kind interest and dividends	(19,436)	(25,522)
Collections of payment-in-kind interest and dividends	7,835	51,213
Amortization of debt issuance costs	9,730	9,653
Accretion of discount on notes payable	8,203	8,570
Depreciation	601	674
Proceeds from sales and repayments of investments	1,309,054	1,911,497
Purchases of investments	(2,101,964)	(2,369,031)
Changes in operating assets and liabilities:
Interest receivable	(16,103)	(11,831)
Other assets	8,295	(5,751)
Management and incentive fees payable	19,223	31,446
Accounts payable and accrued expenses	(1,133)	2,459
Interest and facility fees payable	(4,562)	(791)
Net cash used in operating activities	(536,251)	(218,658)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	679,787	—
Borrowings on debt	2,117,100	2,018,888
Repayments and repurchases of debt	(1,981,531)	(1,570,356)
Debt issuance costs	(38,052)	(24,180)
Dividends paid	(256,372)	(203,300)
Net cash provided by financing activities	520,932	221,052
CHANGE IN CASH AND CASH EQUIVALENTS	(15,319)	2,394
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	120,782	100,752
CASH AND CASH EQUIVALENTS, END OF PERIOD	$105,463	$103,146
Supplemental Information:
Interest paid during the period	$86,680	$66,098
Taxes, including excise tax, paid during the period	$9,355	$8,818
Dividends declared during the period	$270,719	$215,005

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2012

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

The Capital Gains Fee due to our investment adviser as calculated under the investment advisory and management agreement (as described above) for the three and nine months ended September 30, 2012 was $0. However, in accordance with GAAP, the Company has cumulatively accrued a capital gains incentive fee of $64,683 as of September 30, 2012. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the Capital Gains Fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual Capital Gains Fees paid or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For the three and nine months ended September 30, 2012, base management fees were $22,316 and $63,113, respectively, incentive fees related to pre-incentive fee net investment income were $24,720 and $67,532, respectively, and incentive fees related to capital gains accrued in accordance with GAAP were $9,419 and $15,726, respectively.

As of September 30, 2012, $111,719 was included in “management and incentive fees payable” in the accompanying consolidated balance sheet, of which $47,036 is currently payable to the Company’s investment adviser under the investment advisory and management agreement.

For the three and nine months ended September 30, 2011, base management fees were $18,317 and $52,461, respectively, incentive fees related to pre-incentive fee net investment income were $21,703 and $54,631, respectively, and incentive fees related to capital gains accrual in accordance with GAAP were $(11,544)  and $28,215, respectively.

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

For the three and nine months ended September 30, 2012, we incurred $2,269 and $6,806, respectively, in administrative fees. For the three and nine months ended September 30, 2011, we incurred $2,017 and $6,901, respectively, in administrative fees. As of September 30, 2012, $2,269 of these fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

4.             INVESTMENTS

As of September 30, 2012 and December 31, 2011, investments consisted of the following:

	September 30, 2012		December 31, 2011
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
Senior term debt	$3,486,552	$3,465,542	$2,691,018	$2,671,114
Subordinated Certificates of the SSLP(2)	1,194,950	1,229,950	1,034,254	1,059,178
Senior subordinated debt	489,201	441,320	592,618	515,014
Collateralized loan obligations	25,000	24,750	55,515	54,000
Preferred equity securities	234,197	249,547	251,192	251,064
Other equity securities	412,820	513,654	463,861	527,002
Commercial real estate	7,388	11,402	20,205	17,134
Total	$5,850,108	$5,936,165	$5,108,663	$5,094,506

(1)           The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

(2)           The proceeds from these certificates were applied to co-investments with GE Global Sponsor Finance LLC and General Electric Capital Corporation to fund first lien senior secured loans to 37 and 32 different borrowers as of September 30, 2012 and December 31, 2011, respectively.

The industrial and geographic compositions of our portfolio at fair value at September 30, 2012 and December 31, 2011 were as follows:

	As of
	September 30, 2012	December 31, 2011
Industry
Investment Funds and Vehicles(1)	22.5%	23.6%
Healthcare Services	9.5	13.4
Education	8.4	11.2
Other Services	8.4	2.5
Restaurants and Food Services	7.0	6.8
Consumer Products	6.8	5.4
Business Services	6.2	6.6
Financial Services	5.9	6.4
Automotive Services	4.3	1.1
Containers and Packaging	3.9	4.5
Manufacturing	3.4	2.8
Energy	3.0	1.3
Aerospace and Defense	1.8	3.6
Telecommunications	1.5	2.0
Grocery	1.4	1.9
Other	6.0	6.9
Total	100.0%	100.0%

(1)           Includes our investment in the SSLP (as defined below), which had made first lien senior secured loans to 37 and 32 different borrowers as of September 30, 2012 and December 31, 2011, respectively. The portfolio companies in the SSLP are in industries similar to the companies in the Company’s portfolio.

	As of
	September 30, 2012	December 31, 2011
Geographic Region
West	47.3%	48.4%
Midwest	18.1	14.5
Southeast	17.1	21.2
Mid Atlantic	12.7	12.8
Northeast	2.5	1.7
International	2.3	1.4
Total	100.0%	100.0%

As of September 30, 2012, 2.6% of total investments at amortized cost (or 1.0% of total investments at fair value) were on non-accrual status. As of December 31, 2011, 3.3% of total investments at amortized cost (or 0.9% of total investments at fair value) were on non-accrual status.

Senior Secured Loan Program

The Company co-invests in first lien senior secured loans of middle market companies with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together, “GE”) through an unconsolidated Delaware limited liability company, the Senior Secured Loan Fund LLC (d/b/a the “Senior Secured Loan Program”) or the “SSLP”. The SSLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and GE (with approval from a representative of each required). The Company provides capital to the SSLP in the form of subordinated certificates (the “SSLP Certificates”).

As of September 30, 2012 and December 31, 2011, the SSLP had available capital of approximately $7.7 billion, of which approximately $5.9 billion and $5.0 billion in aggregate principal amount was funded at September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012 and December 31, 2011, the Company had agreed to make available to the SSLP $1,487,500, of which $282,001 and $442,523 was unfunded, respectively.

As of September 30, 2012 and December 31, 2011, the SSLP had total assets of $5.9 billion and $5.0 billion, respectively. GE’s investment in the SSLP consisted of senior notes of $4.6 billion and $3.8 billion and SSLP Certificates of $172 million and $149 million at September 30, 2012 and December 31, 2011, respectively. The SSLP Certificates are junior in right of payment to the senior notes. The Company owned 87.5% of the outstanding SSLP Certificates as of September 30, 2012 and December 31, 2011 and GE owned the remainder. The SSLP’s portfolio consisted of first lien senior secured loans to 37 and 32 different borrowers as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012 and December 31, 2011, the portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies and none of these loans was on non-accrual status. As of September 30, 2012 and December 31, 2011, the largest loan to a single borrower in the SSLP’s portfolio in aggregate principal amount was $294.4 million and the five largest loans to borrowers in the SSLP totaled $1.4 billion. The portfolio companies in the SSLP are in industries similar to the companies in the Company’s portfolio.

The amortized cost and fair value of the SSLP Certificates held by the Company was $1,194,950 and $1,229,950, respectively, as of September 30, 2012, and $1,034,254 and $1,059,178, respectively, as of December 31, 2011. The SSLP Certificates pay a weighted average coupon of approximately LIBOR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, which may result in a return greater than the contractual coupon. The Company’s yield on its investment in the SSLP at fair value was 15.5% and 15.7% as of September 30, 2012 and December 31, 2011, respectively. For the three and nine months ended September 30, 2012, the Company earned interest income of $47,457 and $135,200, respectively, in respect of its SSLP investment. For the three and nine months ended September 30, 2011, the Company earned interest income of $30,749 and $81,073, respectively, in respect of its SSLP investment. The Company is also entitled to certain fees in connection with the SSLP.

Effective March 30, 2012, Ares Capital Management assumed from the Company the role of co-manager of the SSLP. However, this change did not impact the Company’s economics in respect of its participation in the SSLP and Ares Capital Management does not receive any remuneration in respect of its co-manager role.

5.                                      DEBT

In accordance with the Investment Company Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of September 30, 2012 our asset coverage for borrowed amounts was 277%.

The Company’s outstanding debt obligations as of September 30, 2012 and December 31, 2011 were as follows:

	As of
	September 30, 2012					December 31, 2011
	Total					Total
	Aggregate					Aggregate
	Principal					Principal
	Amount		Principal			Amount	Principal
	Committed/		Amount	Carrying		Committed/	Amount	Carrying
	Outstanding(1)		Outstanding	Value		Outstanding(1)	Outstanding	Value
Revolving Credit Facility	$900,000	(2)	$50,000	$50,000		$810,000	$395,000	$395,000
Revolving Funding Facility	620,000	(3)	407,000	407,000		500,000	463,000	463,000
SMBC Funding Facility	400,000		133,000	133,000		—	—	—
Debt Securitization	—		—	—		77,531	77,531	77,531
February 2016 Convertible Notes	575,000		575,000	546,628	(4)	575,000	575,000	541,152	(4)
June 2016 Convertible Notes	230,000		230,000	218,036	(4)	230,000	230,000	215,931	(4)
2017 Convertible Notes	162,500		162,500	158,092	(4)	—	—	—
February 2022 Notes	143,750		143,750	143,750		—	—	—
October 2022 Notes	175,000		175,000	175,000		—	—	—
2040 Notes	200,000		200,000	200,000		200,000	200,000	200,000
2047 Notes	230,000		230,000	181,144	(5)	230,000	230,000	180,988	(5)
	$3,636,250		$2,306,250	$2,212,650		$2,622,531	$2,170,531	$2,073,602

(1)                                  Subject to borrowing base and leverage restrictions. Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.

(2)                                  Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of $1,350,000 as of September 30, 2012.

(3)                                  Provides for a feature that allows the Company and Ares Capital CP, under certain circumstances, to increase the size of the Revolving Funding Facility to a maximum of $865,000 as of September 30, 2012.

(4)                                  Represents the aggregate principal amount outstanding of the Convertible Notes (as defined below) less the unaccreted discount initially recorded upon issuance of the Convertible Notes. The total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes and the 2017 Convertible Notes was $28,372, $11,964 and $4,408, respectively, as of September 30, 2012.  The total unaccreted discount for the February 2016 Convertible Notes and the June 2016 Convertible Notes was $33,848 and $14,069, respectively, at December 31, 2011.

(5)                                  Represents the aggregate principal amount outstanding less the unaccreted purchased discount. The total unaccreted purchased discount on the 2047 Notes was $48,856 and $49,012 as of September 30, 2012 and December 31, 2011, respectively.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all our outstanding debt as of September 30, 2012 were 5.2% and 10.1 years, respectively, and as of December 31, 2011 were 4.8% and 9.3 years, respectively.

Revolving Credit Facility

In December 2005, the Company entered into a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), which as of September 30, 2012, allowed the Company to borrow up to $900,000 at any one time outstanding.  In May 2012, the Company amended and restated the Revolving Credit Facility to, among other things, increase the size of the facility from $810,000 to $900,000, extend the expiration of the revolving period from January 22, 2013 to May 4, 2015 and extend the stated maturity date from January 22, 2013 to May 4, 2016.  The Revolving Credit Facility also includes a feature that allows, under certain circumstances, for an increase in the size of the facility to a maximum of $1,350,000. The Revolving Credit Facility generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR based loans, and monthly payments of interest on other loans. From the end of the revolving period to the stated maturity date, the Company is required to repay outstanding principal amounts under the Revolving Credit Facility on a monthly basis in an amount equal to 1/12th of the outstanding principal amount at the end of the revolving period.

Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of the Company and its consolidated subsidiaries of not less than 2.0:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Borrowings under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets in our portfolio that are pledged as collateral. As of September 30, 2012, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of September 30, 2012, and December 31, 2011, there was $50,000 and $395,000 outstanding, respectively, under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $125,000.  As of September 30, 2012, and December 31, 2011, the Company had $43,894 and $47,249, respectively, in standby letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued. As of September 30, 2012, there was $806,106 available for borrowing (net of standby letters of credit issued) under the Revolving Credit Facility.

After May 4, 2012, subject to certain exceptions, the interest rate charged on the Revolving Credit Facility is based on LIBOR plus an applicable spread of 2.25% or a “base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 1.25%. Prior to May 4, 2012, the interest rate charged on the Revolving Credit Facility was based on LIBOR plus an applicable spread of between 2.50% and 4.00% or on a “base rate” plus an applicable spread of between 1.50% and 3.00%, in each case, based on a pricing grid depending upon our credit ratings.  As of September 30, 2012, the one, two, three and six month LIBOR was 0.21%, 0.29%, 0.36% and 0.64%, respectively. As of December 31, 2011, the one, two, three and six month LIBOR was 0.30%, 0.43%, 0.58% and 0.81%, respectively. In addition to the stated interest expense on the Revolving Credit Facility, after May 4, 2012, the Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility and a letter of credit fee of 2.50% per annum on letters of credit issued, both of which are payable quarterly. Prior to May 4, 2012, the commitment fee was 0.50%, and the letter of credit fee was 3.25%.

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

The components of interest and credit facility fees expense, cash paid for interest expense, average interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Stated interest expense	$1,556	$2,161	$3,485	$2,383
Facility fees	882	839	3,160	2,957
Amortization of debt issuance costs	802	1,640	3,405	4,873
Total interest and credit facility fees expense	$3,240	$4,640	$10,050	$10,213
Cash paid for interest expense	$1,917	$2,161	$3,997	$2,724
Average stated interest rate	2.53%	3.48%	2.80%	3.43%
Average outstanding balance	$240,511	$248,579	$164,770	$92,558

Revolving Funding Facility

In October 2004, the Company established through its consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”), a revolving funding facility (as amended, the “Revolving Funding Facility”), which as of September 30, 2012, allowed Ares Capital CP to borrow up to $620,000 at any one time outstanding.  The Revolving Funding Facility is secured by all of the assets held by, and the Company’s membership interest in, Ares Capital CP.  In June 2012, the Company and Ares Capital CP amended the Revolving Funding Facility to, among other things, (i) increase the size of the Revolving Funding Facility from $500,000 to $580,000, (ii) add a feature that allows, under certain circumstances, for an increase in the size of the facility to a maximum of $865,000, (iii) extend the reinvestment period from January 18, 2015 to April 18, 2015, and (iv) extend the stated maturity date from January 18, 2017 to April 18, 2017.  In July 2012, the Company and Ares Capital CP received an increase in the commitments under the Revolving Funding Facility of $40,000, bringing the total commitments to $620,000.

Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by Ares Capital CP. Ares Capital CP is also subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests, loans with fixed rates and loans with certain investment ratings, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow. The Company and Ares Capital CP are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Funding Facility. As of September 30, 2012, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

As of September 30, 2012 and December 31, 2011, there was $407,000 and $463,000 outstanding, respectively, under the Revolving Funding Facility. After a January 18, 2012 amendment to the Revolving Funding Facility, the interest rate charged on the Revolving Funding Facility is based on LIBOR plus an applicable spread of 2.50% or on a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus an applicable spread of 1.50%. Prior to January 18, 2012, the interest rate charged on the Revolving Funding Facility, subject to certain exceptions, was based on LIBOR plus an applicable spread of between 2.25% and 3.75% or on a “base rate” plus an applicable spread of between 1.25% to 2.75%, in each case, based on a pricing grid depending upon the Company’s credit ratings. As of September 30, 2012 and December 31, 2011, the interest rate in effect was based on one month LIBOR of 0.21% and 0.30%, respectively. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.75% depending on the size of the unused portion of the Revolving Funding Facility.

The components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Stated interest expense	$2,657	$2,804	$8,528	$3,929
Facility fees	300	37	535	2,178
Amortization of debt issuance costs	496	545	1,273	1,613
Total interest and credit facility fees expense	$3,453	$3,386	$10,336	$7,720
Cash paid for interest expense	$2,696	$448	$9,322	$3,477
Average stated interest rate	2.74%	3.03%	2.78%	3.00%
Average outstanding balance	$380,087	$370,667	$405,358	$174,649

SMBC Funding Facility

In January 2012, the Company established through its consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), a revolving funding facility (as amended, the “SMBC Funding Facility”) with ACJB, as the borrower, Sumitomo Mitsui Banking Corporation (“SMBC”), as the administrative agent, collateral agent, and lender, which as of September 30, 2012 allowed ACJB to borrow up to $400,000 at any one time outstanding.  In September 2012, the Company and ACJB amended the SMBC Funding Facility to, among other things, (i) increase the size of the SMBC Funding Facility from $200,000 to $400,000, (ii) extend the reinvestment period from January 20, 2015 to September 14, 2015 and (iii) extend the stated maturity date from January 20, 2020 to September 14, 2020.  The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement.

Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies different advance rates to assets held by ACJB. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Funding Facility. As of September 30, 2012, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

As of September 30, 2012, there was $133,000 outstanding under the SMBC Funding Facility. Subject to certain exceptions, the interest rate charged on the SMBC Funding Facility is based on one month LIBOR plus an applicable spread of 2.125% or a “base rate” (as defined in the agreements governing the SMBC Funding Facility) plus an applicable spread of 1.125%. As of September 30, 2012, one-month LIBOR was 0.21%. Prior to July 20, 2012, there was no commitment fee required to be paid. Beginning on July 20, 2012, ACJB was required to pay a commitment fee of 0.50% depending on the size of the unused portion of the SMBC Funding Facility. As a result of the September 2012 amendment to the SMBC Funding Facility described above, ACJB is no longer required to pay a commitment fee until September 15, 2013, at which time ACJB will be required to pay a commitment fee of 0.50% depending on the size of the unused portion of the SMBC Funding Facility.

The components of interest and credit facility fees expense, cash paid for interest expense, average interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SMBC Funding Facility were as follows:

	For the three months ended	For the nine months ended
	September 30, 2012	September 30, 2012
Stated interest expense	$791	$1,317
Amortization of debt issuance costs	184	451
Total interest and credit facility fees expense	$975	$1,768
Cash paid for interest expense	$785	$1,196
Average stated interest rate	2.39%	2.39%
Average outstanding balance	$129,663	$73,063

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

	As of
	September 30, 2012		December 31, 2011
		LIBOR		LIBOR
		Spread		Spread
Class	Amount	(basis points)	Amount	(basis points)
A-1A	$—	—	$4,896	25
A-1A VFN	—	—	12,520	28
A-1B	—	—	14,000	37
A-2B	—	—	13,905	35
B	—	—	9,000	43
C	—	—	23,210	70
Total	$—		$77,531

The interest charged under the Debt Securitization was based on three month LIBOR, which as of December 31, 2011 was 0.56%. The blended interest rate charged on the CLO Notes, excluding fees, at December 31, 2011, was approximately three month LIBOR plus 45 basis points. The Company was also required to pay a commitment fee of 0.175% for any unused portion of the Class A-1A VFN Notes through June 17, 2011, the end of the reinvestment period, which is included in facility fees below.

In connection with the repayment in full of the CLO Notes ahead of their scheduled maturities, the remaining unamortized debt issuance costs related to the CLO Notes of $2,678 were expensed and recorded as a “realized loss on extinguishment of debt” in the accompanying consolidated statement of operations.

The components of interest and credit facility fees expense, cash paid for interest expense, average interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Debt Securitization were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Stated interest expense	$—	$219	$321	$709
Facility fees	—	—	—	25
Amortization of debt issuance costs	—	89	179	266
Total interest and credit facility fees expense	$—	$308	$500	$1,000
Cash paid for interest expense	$—	$222	$347	$722
Average stated interest rate	—%	0.66%	1.00%	0.67%
Average outstanding balance	$—	$132,759	$42,516	$141,450

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

In certain circumstances, the Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at their respective conversion rates (listed below as of September 30, 2012) subject to customary anti-dilution adjustments and the requirements of their respective indentures (the “Convertible Notes Indentures”). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Notes only under certain circumstances set forth in the Convertible Notes Indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Notes at any time. In addition, if we engage in certain corporate events as described in their respective Convertible Notes Indenture, holders of the Convertible Notes may require us to repurchase for cash all or part of the Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Notes are listed below.

	February 2016	June 2016	2017
	Convertible Notes	Convertible Notes	Convertible Notes
Conversion premium	17.5%	17.5%	17.5%
Closing stock price at issuance	$16.28	$16.20	$16.46
Closing stock price date	January 19, 2011	March 22, 2011	March 8, 2012
Conversion price as of September 30, 2012	$18.98	$18.89	$19.27
Conversion rate as of September 30, 2012 (shares per one thousand dollar principal amount)	52.6899	52.9501	51.8841
Conversion dates	August 15, 2015	December 15, 2015	September 15, 2016

As of September 30, 2012, the principal amounts of each series of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of our common stock.

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

The Convertible Notes Indentures contain certain covenants, including covenants requiring us to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of the Convertible Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Notes Indentures. As of September 30, 2012, the Company was in compliance in all material respects with the terms of the Convertible Notes Indentures.

The Convertible Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) 470-20. Upon conversion of any of the Convertible Notes, we intend to pay the outstanding principal amount in cash and to the extent that the conversion value exceeds the principal amount, we have the option to pay in cash or shares of our common stock (or a combination of cash and shares) in respect of the excess amount, subject to the requirements of the Convertible Notes Indentures. The Company has determined that the embedded conversion options in the Convertible Notes are not required to be separately accounted for as a derivative under GAAP. In accounting for the Convertible Notes, we estimated at the time of issuance that the values of the debt and equity components were approximately 93% and 7%, respectively, for each of the February 2016 Convertible Notes and the June 2016 Convertible Notes, and that the debt and equity components were approximately 97% and 3%, respectively, for the 2017 Convertible Notes. The original issue discount equal to the equity components of the Convertible Notes was recorded in “capital in excess of par value” in the accompanying consolidated balance sheet. As a result, we record interest expense comprised of both stated interest expense as well as accretion of the original issue discount. Additionally, the issuance costs associated with the Convertible Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.

At the time of issuance, the debt issuance costs and equity issuance costs for the February 2016 Convertible Notes were $15,778 and $1,188, respectively, for the June 2016 Convertible Notes were $5,913 and $445, respectively, and for the 2017 Convertible Notes were $4,813 and $149, respectively. At the time of issuance and as of September 30, 2012, the equity component, net of issuance costs as recorded in the “capital in excess of par value” in the accompanying consolidated balance sheet for the February 2016 Convertible Notes, the June 2016 Convertible Notes and the 2017 Convertible Notes was $39,062, $15,655 and $4,723, respectively.

As of September 30, 2012, the components of the carrying value of the Convertible Notes, the stated interest rate and the effective interest rate were as follows:

	February 2016	June 2016	2017
	Convertible Notes	Convertible Notes	Convertible Notes
Principal amount of debt	$575,000	$230,000	$162,500
Original issue discount, net of accretion	(28,372)	(11,964)	(4,408)
Carrying value of debt	$546,628	$218,036	$158,092
Stated interest rate	5.75%	5.125%	4.875%
Effective interest rate(1)	7.1%	6.4%	5.4%

(1)  The effective interest rate of the debt component of the convertible notes is equal to the stated interest rate plus the accretion of original issue discount.

The components of interest expense and cash paid for interest expense for the Convertible Notes were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Stated interest expense	$13,101	$11,213	$37,881	$28,585
Accretion of original issue discount	2,789	2,393	8,047	5,996
Amortization of debt issuance costs	1,342	1,092	3,849	2,720
Total interest expense	$17,232	$14,698	$49,777	$37,301
Cash paid for interest expense	$20,514	$17,082	$42,939	$17,082

See Note 15 for subsequent events regarding an additional issuance of unsecured convertible senior notes.

February 2022 Notes

In February 2012, we issued $143,750 aggregate principal amount of senior unsecured notes that mature on February 15, 2022 (the “February 2022 Notes”). The February 2022 Notes bear interest at a rate of 7.00% per year, payable quarterly and all principal is due upon maturity. The February 2022 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 15, 2015, at a par redemption price of $25 per security plus accrued and unpaid interest. Total proceeds from the issuance of the February 2022 Notes, net of underwriting discounts and offering costs, were approximately $138,338.

October 2022 Notes

In September 2012, we issued $175,000 aggregate principal amount of senior unsecured notes that mature on October 1, 2022 (the “October 2022 Notes”).  The October 2022 Notes bear interest at a rate of 5.875% per year, payable quarterly commencing on January 1, 2013 and all principal is due upon maturity.  The October 2022 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after October 1, 2015, at a par redemption price of $25 per security plus accrued and unpaid interest.  Total proceeds from the issuance of the October 2022 Notes, net of underwriting discounts and offering costs, were approximately $168,780. See Note 15 for subsequent events relating to the October 2022 Notes.

2040 Notes

In October 2010, we issued $200,000 aggregate principal amount of senior unsecured notes that mature on October 15, 2040 (the “2040 Notes”). The 2040 Notes bear interest at a rate of 7.75% per year, payable quarterly and all principal is due upon maturity. The 2040 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after October 15, 2015, at a par redemption price of $25 per security plus accrued and unpaid interest. Total proceeds from the issuance of the 2040 Notes, net of underwriting discounts and offering costs, were approximately $193,000.

The components of interest expense and cash paid for interest expense for the February 2022 Notes, the October 2022 Notes and the 2040 Notes are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Stated interest expense	$6,562	$3,875	$18,477	$11,625
Amortization of debt issuance costs	234	62	573	181
Total interest expense	$6,796	$3,937	$19,050	$11,806
Cash paid for interest expense	$6,391	$3,875	$17,020	$11,368

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

As of September 30, 2012 and December 31, 2011, the 2047 Notes were outstanding as follows:

As of
	September 30, 2012		December 31, 2011
	Outstanding	Carrying	Outstanding	Carrying
	Principal	Value(1)	Principal	Value(1)
2047 Notes	$230,000	$181,144	$230,000	$180,988

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

The components of interest expense and cash paid for interest expense for the Allied Unsecured Notes are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Stated interest expense	$3,953	$3,953	$11,859	$19,125
Accretion on original issue discount	53	49	156	2,574
Total interest and credit facility fees expense	$4,006	$4,002	$12,015	$21,699
Cash paid for interest expense	$3,953	$3,953	$11,859	$30,725

The February 2022 Notes, the October 2022 Notes, the 2040 Notes and the 2047 Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the documents governing these instruments. As of September 30, 2012, the Company was in compliance in all material respects with the terms of the February 2022 Notes, the October 2022 Notes, the 2040 Notes and the 2047 Notes.

6.                                      COMMITMENTS AND CONTINGENCIES

The Company has various commitments to fund investments in its portfolio as described below.

As of September 30, 2012 and December 31, 2011, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company’s discretion:

	As of
	September 30, 2012	December 31, 2011
Total revolving and delayed draw commitments	$540,401	$565,630
Less: funded commitments	(121,119)	(125,037)
Total unfunded commitments	419,282	440,593
Less: commitments substantially at discretion of the Company	(6,000)	(64,750)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(571)	(5,518)
Total net adjusted unfunded revolving and delayed draw commitments	$412,711	$370,325

Included within the total revolving and delayed draw commitments as of September 30, 2012 were commitments to issue up to $63,200 in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of September 30, 2012, the Company had $40,700 in standby letters of credit issued and outstanding under these commitments on behalf of the portfolio companies, of which no amounts were recorded as a liability on our balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. All of the outstanding letters of credit expire in 2013.

As of September 30, 2012 and December 31, 2011, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships:

	As of
	September 30, 2012	December 31, 2011
Total private equity commitments	$141,042	$132,030
Less: funded private equity commitments	(75,711)	(67,428)
Total unfunded private equity commitments	65,331	64,602
Less: private equity commitments substantially at discretion of the Company	(48,000)	(53,525)
Total net adjusted unfunded private equity commitments	$17,331	$11,077

In addition, as of each of September 30, 2012 and December 31, 2011, the Company had outstanding guarantees or similar obligations on behalf of certain portfolio companies totaling $800.

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

As of September 30, 2012, one of the Company’s portfolio companies, Ciena Capital LLC (“Ciena”), had one non-recourse securitization Small Business Administration (“SBA”) loan warehouse facility, which has reached its maturity date but remains outstanding. Ciena is working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. Allied Capital had previously issued a performance guaranty (which the Company succeeded to as a result of the Allied Acquisition) whereby the Company must indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse facility. As of September 30, 2012, there are no known issues or claims with respect to this performance guaranty.

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

The following table summarizes the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 2 or 3 as of September 30, 2012. The table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to our determination of fair values.

			Unobservable Input
	Fair	Primary			Weighted
Asset Category	Value	Valuation Technique	Input	Range	Average
Senior term debt	$3,465,542	Yield Analysis	Market Yield	5.4% - 23.7%	10.0%
Subordinated Certificates of the SSLP	1,229,950	Discounted Cash Flow	Discount Rate	12.0% - 15.0%	14.0%
Senior subordinated debt	441,320	Yield Analysis	Market Yield	9.0% - 18.6%	13.8%
Collateralized loan obligations	24,750	Discounted Cash Flow	Discount Rate	7.0% - 8.0%	7.3%
Preferred equity securities	249,547	EV Market Multiple Analysis	EBITDA Multiple	4.5x - 10.5x	8.0x
Other equity securities and other	514,540	EV Market Multiple Analysis	EBITDA Multiple	4.5x - 13.6x	7.3x
Total	$5,925,649

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

The following table presents fair value measurements of cash and cash equivalents and investments as of September 30, 2012:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$105,463	$105,463	$—	$—
Investments	$5,936,165	$10,516	$—	$5,925,649

The following table presents fair value measurements of cash and cash equivalents and investments as of December 31 2011:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$120,782	$120,782	$—	$—
Investments	$5,094,506	$—	$—	$5,094,506

The following table presents changes in investments that use Level 3 inputs as of and for the three and nine months ended September 30, 2012:

As of and for the
three months ended
September 30, 2012
Balance as of June 30, 2012	$5,504,813
Net realized and unrealized gains	40,068
Purchases	1,015,581
Sales	(638,426)
Redemptions	—
Payment-in-kind interest and dividends	6,205
Accretion of discount on securities	2,890
Net transfers in and/or out of Level 3	(5,482)
Balance as of September 30, 2012	$5,925,649

As of and for the
nine months ended
September 30, 2012
Balance as of December 31, 2011	$5,094,506
Net realized and unrealized gains	74,286
Purchases	2,101,964
Sales	(758,019)
Redemptions	(609,546)
Payment-in-kind interest and dividends	17,547
Accretion of discount on securities	10,393
Net transfers in and/or out of Level 3	(5,482)
Balance as of September 30, 2012	$5,925,649

As of September 30, 2012, the net unrealized appreciation on the investments that use Level 3 inputs was $76,973.

The following table presents changes in investments that use Level 3 inputs as of and for the three and nine months ended September 30, 2011:

As of and for the
three months ended
September 30, 2011
Balance as of June 30, 2011	$4,630,043
Net realized and unrealized gains	(54,999)
Purchases	1,131,704
Sales	(216,608)
Redemptions	(756,491)
Payment-in-kind interest and dividends	8,086
Accretion of discount on securities	3,338
Net transfers in and/or out of Level 3	—
Balance as of September 30, 2011	$4,745,073

As of and for the
nine months ended
September 30, 2011
Balance as of December 31, 2010	$4,312,657
Net realized and unrealized gains	44,231
Purchases	2,344,429
Sales	(620,041)
Redemptions	(1,348,793)
Payment-in-kind interest and dividends	26,042
Accretion of discount on securities	11,188
Net transfers in and/or out of Level 3	(24,640)
Balance as of September 30, 2011	$4,745,073

As of September 30, 2011, the net unrealized depreciation on the investments that use Level 3 inputs was $27,556.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

Following are the carrying and fair values of our debt obligations as of September 30, 2012 and December 31, 2011. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	September 30, 2012			December 31, 2011
	Carrying value(1)		Fair value	Carrying value(1)		Fair value
Revolving Credit Facility	$50,000		$50,000	$395,000		$399,400
Revolving Funding Facility	407,000		407,000	463,000		467,900
SMBC Funding Facility	133,000		133,000	—		—
Debt Securitization	—		—	77,531		68,215
February 2016 Convertible Notes (principal amount outstanding of $575,000)	546,628	(2)	613,508	541,152	(2)	545,445
June 2016 Convertible Notes (principal amount outstanding of $230,000)	218,036	(2)	242,047	215,931	(2)	215,717
2017 Convertible Notes (principal amount outstanding of $162,500)	158,092	(2)	165,647	—		—
February 2022 Notes (principal amount outstanding of $143,750)	143,750		151,377	—		—
October 2022 Notes (principal amount outstanding of $175,000)	175,000		174,829	—		—
2040 Notes (principal amount outstanding of $200,000)	200,000		209,848	200,000		198,808
2047 Notes (principal amount outstanding of $230,000)	181,144	(3)	226,662	180,988	(3)	212,218
	$2,212,650	(4)	$2,373,918	$2,073,602	(4)	$2,107,703

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

(4)           Total principal amount of debt outstanding totaled $2,306,250 and $2,170,531 as of September 30, 2012 and December 31, 2011, respectively.

The following table presents fair value measurements of our debt obligations as of September 30, 2012 and December 31, 2011:

	As of
Fair Value Measurements Using	September 30, 2012	December 31, 2011
Level 1	$762,715	$411,026
Level 2	1,611,203	1,696,677
Total	$2,373,918	$2,107,703

8.                                      STOCKHOLDERS’ EQUITY

The following table summarizes the total shares issued and proceeds received in public offerings of the Company’s common stock net of underwriting discounts and offering costs for the nine months ended September 30, 2012:

		Offering		Proceeds net of
		price		underwriting and
	Shares issued	per share		offering costs
August 2012 public offering	25,875	$16.55	(1)	$427,372
January 2012 public offering	16,422	$15.41	(2)	$252,415
Total for the nine months ended September 30, 2012	42,297			$679,787

(1)           The shares were sold to the underwriters for a price of $16.55 per share, which the underwriters were then permitted to sell at variable prices to the public.

(2)           The shares were sold to the underwriters for a price of $15.41 per share, which the underwriters were then permitted to sell at variable prices to the public.

The Company used the net proceeds from the August 2012 and January 2012 public equity offerings to repay outstanding debt and for general corporate purposes, which included funding investments.

There were no sales of our equity securities for the nine months ended September 30, 2011.

9.                                      EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity resulting from operations per share for the three and nine months ended September 30, 2012 and 2011:

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net increase in stockholders’ equity resulting from operations available to common stockholders:	$136,555	$40,639	$333,034	$201,328
Weighted average shares of common stock outstanding—basic and diluted:	233,126	205,130	224,049	204,770
Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$0.59	$0.20	$1.49	$0.98

For the purpose of calculating diluted earnings per share, the average closing price of the Company’s common stock for the three and nine months ended September 30, 2012 and for the period from the time of issuance of the 2017 Convertible Notes through September 30, 2012 was less than the current conversion price for each respective series of the Convertible Notes and therefore, the underlying shares for the intrinsic value of the embedded options in the Convertible Notes had no impact on this calculation. The average closing price of the Company’s common stock for the three months ended September 30, 2011 and for the period from the time of issuance of both the February 2016 Convertible Notes and the June 2016 Convertible Notes through September 30, 2011 was less than the current conversion price for each respective series of the Convertible Notes and therefore, the underlying shares for the intrinsic value of the embedded options in the Convertible Notes had no impact on this calculation.

10.                               DIVIDENDS AND DISTRIBUTIONS

The following table summarizes our dividends declared during the nine months ended September 30, 2012 and 2011:

			Per Share		Total
Date Declared	Record Date	Payment Date	Amount		Amount
August 7, 2012	September 14, 2012	September 28, 2012	$0.05	(1)	$12,401
August 7, 2012	September 14, 2012	September 28, 2012	$0.38		$94,250
May 8, 2012	June 15, 2012	June 29, 2012	$0.37		$82,094
February 28, 2012	March 15, 2012	March 30, 2012	$0.37		$81,974
Total declared for the nine months ended September 30, 2012			$1.17		$270,719

August 4, 2011	September 15, 2011	September 30, 2011	$0.35		$71,795
May 5, 2011	June 15, 2011	June 30, 2011	$0.35		$71,663
March 1, 2011	March 15, 2011	March 31, 2011	$0.35		$71,547
Total declared for the nine months ended September 30, 2011			$1.05		$215,005

(1)                                 Represents an additional dividend.

The Company has a dividend reinvestment plan that was amended effective March 28, 2012, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. Prior to the amendment, if the Company issued new shares to implement the dividend reinvestment plan, the issue price was equal to the closing price of its common stock on the dividend record date. As a result of the amendment, when the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the nine months ended September 30, 2012 and 2011, was as follows:

	For the nine months ended September 30,
	2012	2011
Shares issued	888	711
Average price per share	$16.49	$16.24
Shares purchased by plan agent for shareholders	—	372
Average price per share	$—	$13.92

11.                               RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, we bear all costs and expenses of the operation of the Company and reimburse our investment adviser for certain costs and expenses incurred by the Company’s investment adviser in the operation of the Company. For the three and nine months ended September 30, 2012, the Company’s investment adviser incurred costs and expenses in respect of which it was entitled to reimbursement totaling $1,025 and $2,888, respectively. For the three and nine months ended September 30, 2011, the Company’s investment adviser incurred costs and expenses in respect of which it was entitled to reimbursement totaling $698 and $3,810, respectively. As of September 30, 2012, $1,054 of this amount was unpaid and such payable is included in “accounts payable and accrued expenses” in the accompanying consolidated balance sheet.

We have entered into separate subleases with Ares Management and Ivy Hill Asset Management, L.P. (“IHAM”), a wholly owned portfolio company of the Company, pursuant to which Ares Management and IHAM sublease approximately 15% and 20%, respectively, of the Company’s New York office space for a fixed rent equal to 15% and 20%, respectively, of the base annual rent payable by us under the Company’s lease for this space, plus certain additional costs and expenses. For the three and nine months ended September 30, 2012, amounts payable to the Company under these subleases totaled $405 and $1,180, respectively. For the three and nine months ended September 30, 2011, amounts payable to the Company under these subleases totaled $340 and $477, respectively. Under our previous lease that expired on February 27, 2011, we were party to a sublease agreement with Ares Management whereby Ares Management subleased approximately 25% of such office space for a fixed rent equal to 25% of the basic annual rent payable by us under this lease, plus certain additional costs and expenses. For the nine months ended September 30, 2011, amounts payable under this sublease to the Company totaled $396.

We are also party to an office sublease with Ares Commercial Real Estate Management LLC (“ACREM”), a wholly owned subsidiary of Ares Management, pursuant to which we are subleasing approximately 12% of ACREM’s office space for a fixed rent equal to 12% of the basic annual rent payable by ACREM under its office lease, plus certain additional costs and expenses. For the three and nine months ended September 30, 2012, amounts payable under this sublease by the Company to ACREM totaled $13 and $39, respectively.

As of September 30, 2012, Ares Investments Holdings LLC, an affiliate of Ares Management, owned approximately 2.9 million shares of the Company’s common stock representing approximately 1.2% of the total shares outstanding as of September 30, 2012.

See Notes 3 and 12 for descriptions of other related party transactions.

12.                               IVY HILL ASSET MANAGEMENT, L.P. AND OTHER MANAGED VEHICLES

In November 2007, the Company established IHAM to serve as a manager for Ivy Hill Middle Market Credit Fund, Ltd., an unconsolidated investment vehicle focusing on investments in middle-market loans. From inception until the second quarter of 2009, IHAM’s financial results were consolidated with those of the Company. In June 2009, because of a shift in activity from being primarily a manager, with no dedicated employees, of funds in which the Company had invested debt and equity, to a manager with individuals dedicated to managing an increasing number of third party funds, the Company concluded that GAAP required the financial results of IHAM to be reported as a portfolio company in the schedule of investments rather than as a consolidated subsidiary in the Company’s financial results. The Company made an initial equity investment of $3,816 into IHAM in June 2009. As of September 30, 2012, the Company’s total investment in IHAM at fair value was $211,614, including unrealized appreciation of $98,738. As of December 31, 2011, the Company’s total investment in IHAM at fair value was $194,597 including unrealized appreciation of $81,721. For the three and nine months ended September 30, 2012, the Company received distributions consisting entirely of dividend income from IHAM of $5,124 and $14,648, respectively. For the three and nine months ended September 30, 2011, the Company received distributions consisting entirely of dividend income from IHAM of $4,762 and $14,286, respectively.

IHAM, which became an SEC registered investment adviser effective March 30, 2012, managed, as of September 30, 2012, 11 unconsolidated credit vehicles and sub-managed or sub-advised four other unconsolidated credit vehicles (these vehicles managed or sub-managed /sub-advised by IHAM are collectively, the “IHAM Vehicles”). As of September 30, 2012 and December 31, 2011, the Company had investments in two of the IHAM Vehicles.

IHAM or certain of the IHAM Vehicles purchased investments from the Company of $182,167, during the nine months ended September 30, 2012.  A net realized gain of $2,084 was recorded on these transactions for the nine months ended September 30, 2012. IHAM or the IHAM Vehicles may, from time to time, buy or sell additional investments from or to the Company. For any such purchases or sales by the IHAM Vehicles from or to the Company, the IHAM Vehicles must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable.

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

As part of the Allied Acquisition, the Company acquired the management rights for an unconsolidated vehicle, the AGILE Fund I, LLC (“AGILE Fund”). Effective March 30, 2012, the management rights for the AGILE Fund were transferred for de minimis, non-monetary consideration to an unrelated third party. The Company’s investment in AGILE Fund was $30 at fair value, including unrealized depreciation of $103, as of September 30, 2012.

13.                               FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the nine months ended September 30, 2012 and 2011:

	For the nine months ended
Per Share Data:	September 30, 2012	September 30, 2011
Net asset value, beginning of period(1)	$15.34	$14.92
Issuances of common stock	0.06	—
Issuances of the Convertible Notes	0.02	0.27
Net investment income for period(2)	1.14	0.93
Net realized and unrealized gains for period(2)	0.35	0.06
Net increase in stockholders’ equity	1.49	0.99
Total distributions to stockholders	(1.17)	(1.05)
Net asset value at end of period(1)	$15.74	$15.13

Per share market value at end of period	$17.14	$13.77
Total return based on market value(3)	18.51%	7.14%
Total return based on net asset value(4)	9.67%	6.57%
Shares outstanding at end of period	248,315	205,130

Ratio/Supplemental Data:
Net assets at end of period	$3,908,726	$3,103,278
Ratio of operating expenses to average net assets(5)(6)	10.39%	10.69%
Ratio of net investment income to average net assets(5)(7)	9.65%	8.04%
Portfolio turnover rate(5)	34%	56%

(1)         The net assets used equals the total stockholders’ equity on the consolidated balance sheets.

(2)         Weighted average basic per share data.

(3)         For the nine months ended September 30, 2012, the total return based on market value equalled the increase of the ending market value at September 30, 2012 of $17.14 per share over the ending market value at December 31, 2011 of $15.45 per share plus the declared dividends of $1.17 per share for the nine months ended September 30, 2012, divided by the market value at December 31, 2011. For the nine months ended September 30, 2011, the total return based on market value equalled the decrease of the ending market value at September 30, 2011 of $13.77 per share from the ending market value at December 31, 2010 of $16.48 per share, plus the declared dividends of $1.05 per share for the nine months ended September 30, 2011, divided by the market value at December 31, 2010. Total return based on market value is not annualized. The Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4)         For the nine months ended September 30, 2012, the total return based on net asset value equalled the change in net asset value during the period plus the declared dividends of $1.17 per share for the nine months ended September 30, 2012, divided by the beginning net asset value. For the nine months ended September 30, 2011, the total return based on net asset value equalled the change in net asset value during the period plus the declared dividends of $1.05 per share for the nine months ended September 30, 2011 divided by the beginning net asset value. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan and the issuance of common stock in connection with any equity offerings. Total return based on net asset value is not annualized. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)         The ratios reflect an annualized amount.

(6)         For the nine months ended September 30, 2012, the ratio of operating expenses to average net assets consisted of 2.39% of base management fees, 3.16% of incentive fees, 3.93% of the cost of borrowing and  0.91% of other operating expenses. For the nine months ended September 30, 2011, the ratio of operating expenses to average net assets consisted of 2.22% of base management fees, 3.50% of incentive fees, 3.80% of the cost of borrowing and 1.17% of other operating expenses. These ratios reflect annualized amounts.

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

15.                               SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the nine months ended September 30, 2012, except as disclosed below.

In October 2012, the Company issued an additional $7,500 in aggregate principal amount of the October 2022 Notes pursuant to the partial exercise of an over-allotment option by the underwriters of such offering.

In October 2012, the Company issued $230,000 in aggregate principal amount of unsecured convertible senior notes that mature on January 15, 2018 (the “2018 Convertible Notes”), unless previously converted or repurchased in accordance with their terms.  The Company does not have the right to redeem the 2018 Convertible Notes prior to maturity.  The 2018 Convertible Notes bear interest at a rate of 4.75% per year, payable semi-annually commencing on July 15, 2013.  In certain circumstances, the 2018 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of its common stock, at the Company’s election, at an initial conversion rate of 50.3290 shares of common stock per one thousand dollar principal amount of the 2018 Convertible Notes, which was equivalent to an initial conversion price of approximately $19.87 per share of its common stock, subject to customary anti-dilution adjustments. The initial conversion price was approximately 17.5% above the $16.91 per share closing price of the Company’s common stock on October 3, 2012.

In October 2012, the Company contributed to IHAM its entire investment in FirstLight Financial Corporation (“FirstLight Corp.”) at a price equal to the fair value at the time of the contribution of $58.1 million ($51.8 million for its senior subordinated loan position and $6.3 million for its equity position).  As a result of the contribution, the Company fully exited its investment in FirstLight Corp., which reduced its investment commitments by $84.2 million, and recognized a net loss of $26.1 million.  Prior to such contribution, IHAM served as a sub-adviser to FirstLight Funding I, Ltd., a wholly owned subsidiary of FirstLight Corp. (“FirstLight Funding”).  Following such contribution, FirstLight Funding distributed to FirstLight Corp. substantially all of its assets (in the form of cash and investments).  In turn, FirstLight Corp. repaid in full the total outstanding amount of its senior subordinated loans (including the portion held by IHAM following the contribution transaction) and made a distribution to its stockholders (including IHAM following the contribution transaction).  In connection with the foregoing, IHAM ceased to be a sub-adviser to FirstLight Funding and IHAM became the collateral manager to FirstLight Corp. and the other entity invested in FirstLight Corp.

Effective as of November 2, 2012, the Company amended its charter to increase the number of shares of common stock the Company is authorized to issue from 400,000 to 500,000.

In November 2012, the Company declared a fourth quarter dividend of $0.38 per share and an additional dividend of $0.05 per share.  Both dividends are payable on December 28, 2012 to stockholders of record as of December 14, 2012.

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

•                  our ability to successfully complete and integrate any acquisitions;

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

PORTFOLIO AND INVESTMENT ACTIVITY

The Company’s investment activity for the three months ended September 30, 2012 and 2011 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the three months ended
(dollar amounts in millions)	September 30, 2012	September 30, 2011
New investment commitments (1):
New portfolio companies	$918.9	$418.7
Existing portfolio companies(2)	103.4	1,011.1
Total new investment commitments	1,022.3	1,429.8
Less:
Investment commitments exited	652.6	971.8
Net investment commitments	$369.7	$458.0
Principal amount of investments funded:
Senior term debt	$837.2	$933.1
Subordinated Certificates of the Senior Secured Loan Fund LLC (the “SSLP”) (3)	95.5	56.4
Senior subordinated debt	65.2	—
Other equity securities	17.7	142.2
Total	$1,015.6	$1,131.7
Principal amount of investments sold or repaid:
Senior term debt	$510.9	$621.8
Senior subordinated debt	65.4	123.4
Collateralized loan obligations	15.5	—
Preferred equity securities	2.0	—
Other equity securities	6.9	69.7
Commercial real estate	12.1	—
Total	$612.8	$814.9
Number of new investment commitments (4)	22	20
Average new investment commitment amount	$46.5	$71.5
Weighted average term for new investment commitments (in months)	66	62
Percentage of new investment commitments at floating rates	90%	96%
Percentage of new investment commitments at fixed rates	8%	4%
Weighted average yield of debt and other income producing securities (5):
Funded during the period at fair value(6)	9.9%	9.9%
Funded during the period at amortized cost	10.0%	10.0%
Exited or repaid during the period at fair value(6)	9.1%	9.9%
Exited or repaid during the period at amortized cost	9.1%	9.9%

(1)                                  New investment commitments include new agreements to fund revolving credit facilities or delayed draw loans.

(2)                                 Includes investment commitments to the SSLP to make co-investments with General Electric Capital Corporation and GE Global Sponsor Finance LLC (together “GE”) in first lien senior secured loans of middle market companies of $95.5 million and $56.4 million for the three months ended September 30, 2012 and 2011, respectively.

(3)                                  See “Senior Secured Loan Program” below and Note 4 to our consolidated financial statements for the three and nine months ended September 30, 2012 for more detail on the SSLP.

(4)                                 Number of new investment commitments represents each commitment to a particular portfolio company.

(5)                                 “Weighted average yield of debt and other income producing securities at fair value” is computed as the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt and other income producing securities, divided by (b) total debt and other income producing securities at fair value. “Weighted average yield at amortized cost” is computed as the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt and other income producing securities, divided by (b) total debt and other income producing securities at amortized cost.

(6)                                 Represents fair value for investments in the portfolio as of the most recent prior quarter end, if applicable.

As of September 30, 2012 and December 31, 2011, investments consisted of the following:

	As of
	September 30, 2012		December 31, 2011
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior term debt	$3,486.6	$3,465.5	$2,691.0	$2,671.1
Subordinated Certificates of the SSLP(1)	1,194.9	1,230.0	1,034.3	1,059.2
Senior subordinated debt	489.2	441.3	592.6	515.0
Collateralized loan obligations	25.0	24.8	55.5	54.0
Preferred equity securities	234.2	249.5	251.2	251.1
Other equity securities	412.8	513.7	463.9	527.0
Commercial real estate	7.4	11.4	20.2	17.1
Total	$5,850.1	$5,936.2	$5,108.7	$5,094.5

(1)                                  The proceeds from these certificates were applied to co-investments with GE to fund first lien senior secured loans to 37 and 32 different borrowers as of September 30, 2012 and December 31, 2011, respectively.

The weighted average yields at fair value and amortized cost of the following portions of our portfolio as of September 30, 2012 and December 31, 2011 were as follows:

	As of
	September 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities	11.6%	11.4%	12.1%	12.0%
Total portfolio	10.3%	10.2%	10.4%	10.4%
Senior term debt	9.8%	9.8%	10.5%	10.5%
First lien senior term debt	9.2%	9.2%	9.6%	9.7%
Second lien senior term debt	11.2%	11.5%	12.4%	12.4%
Subordinated Certificates of the SSLP (1)	16.0%	15.5%	16.0%	15.7%
Senior subordinated debt	11.2%	12.4%	10.3%	11.9%
Collateralized loan obligations	6.4%	6.5%	8.8%	9.1%
Income producing equity securities (excluding collateralized loan obligations)	9.9%	9.1%	10.4%	10.0%

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

Set forth below is the grade distribution of our portfolio companies as of September 30, 2012 and December 31, 2011:

	As of
	September 30, 2012				December 31, 2011
	Fair		Number of		Fair		Number of
(dollar amounts in millions)	Value	%	Companies	%	Value	%	Companies	%
Grade 1	$104.5	1.8%	6	3.9%	$77.1	1.5%	9	6.4%
Grade 2	165.0	2.8%	13	8.5%	184.4	3.7%	11	7.8%
Grade 3	5,100.6	85.9%	122	79.8%	4,265.5	83.7%	110	78.0%
Grade 4	566.1	9.5%	12	7.8%	567.5	11.1%	11	7.8%
	$5,936.2	100.0%	153	100.0%	$5,094.5	100.0%	141	100.0%

As of each September 30, 2012 and December 31, 2011, the weighted average grade of the investments in our portfolio at fair value was 3.0.

As of September 30, 2012, loans on non-accrual status represented 2.6% and 1.0% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2011, loans on non-accrual status represented 3.3% and 0.9% of the total investments at amortized cost and at fair value, respectively.

Senior Secured Loan Program

The Company co-invests in first lien senior secured loans of middle market companies with GE through an unconsolidated Delaware limited liability company, the Senior Secured Loan Fund LLC (d/b/a “The Senior Secured Loan Program”) or the “SSLP”. The SSLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and GE (with approval from a representative of each required). The Company provides capital to the SSLP in the form of subordinated certificates (the “SSLP Certificates”).

As of September 30, 2012 and December 31, 2011, the SSLP had available capital of approximately $7.7 billion, of which approximately $5.9 billion and $5.0 billion in aggregate principal amount was funded at September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012 and December 31, 2011, the Company had agreed to make available to the SSLP $1.5 billion, of which $282 million and $443 million was unfunded, respectively.

As of September 30, 2012 and December 31, 2011, the SSLP had total assets of $5.9 billion and $5.0 billion, respectively. GE’s investment in the SSLP consisted of senior notes of $4.6 billion and $3.8 billion and SSLP Certificates of $172 million and $149 million as of September 30, 2012 and December 31, 2011, respectively. The SSLP Certificates are junior in right of payment to the senior notes. As of September 30, 2012 and December 31, 2011, the Company and GE owned 87.5% and 12.5%, respectively, of the outstanding SSLP Certificates.

As of September 30, 2012 and December 31, 2011, the SSLP’s portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies and none of these loans was on non-accrual status. The portfolio companies in the SSLP are in industries similar to the companies in the Company’s portfolio.

Below is a summary of the SSLP’s portfolio, followed by a listing of the individual first lien senior secured loans in the SSLP’s portfolio as of September 30, 2012 and December 31, 2011:

	As of
(dollar amounts in millions)	September 30, 2012	December 31, 2011
Total first lien senior secured loans(1)	$5,926.5	$5,017.9
Weighted average yield on first lien senior secured loans(2)	8.1%	8.2%
Number of borrowers in the SSLP	37	32
Largest loan to a single borrower(1)	$294.4	$300.0
Total of five largest loans to borrowers(1)	$1,373.4	$1,362.9

(1)                                  At principal amount.

(2)                                  Computed as the (a) annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

(dollar amounts in millions)

SSLP Loan Portfolio as of September 30, 2012

Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount
ADG, LLC	Dental services	10/2016	8.8%	$199.9
AMZ Products Merger Corporation	Specialty chemicals manufacturer	6/2014	7.8%	155.8
Anthony, Inc. and Anthony Holdings, Inc.	Manufacturer of refrigeration glass doors and related products	6/2017	7.1%	241.9
BECO Holding Company, Inc.(3)	Wholesale distributor of first response fire protection equipment and related parts	7/2015	9.0%	101.6
*	Manufacturer of custom designed and engineered metal products	4/2018	8.0%	88.3
CCS Group Holdings, LLC(3)	Correctional facility healthcare operator	4/2016	8.0%	145.0
Chariot Acquisition, LLC	Distributor and designer of aftermarket golf cart parts and accessories	1/2018	8.8%	134.2
CIBT Holdings, Inc.(3)	Expedited travel document processing services	12/2017	8.5%	141.2
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings LLC(2)(3)	Healthcare analysis services	3/2017	7.8%	285.6
*	Manufacturer and supplier of brake systems and replacement parts for vehicles	3/2014	8.8%	120.8
Drayer Physical Therapy Institute, LLC	Outpatient physical therapy provider	7/2018	7.5%	125.0
Driven Holdings, LLC(3)	Automotive aftermarket car care franchisor	12/2016	8.0%	167.9
Excelligence Learning Corporation(3)	Developer, manufacturer and retailer of educational products	8/2016	8.0%	116.1
Fleischmann’s Vinegar Company, Inc.	Manufacturer and marketer of industrial vinegar	5/2016	8.8%	61.4
Fox Hill Holdings, LLC	Operating company that develops middle market manufacturing and industrial distribution companies	12/2017	8.0%	294.4
III US Holdings, LLC	Provider of library automation software and systems	3/2018	7.6%	210.0
Implus Footcare, LLC(3)	Manufacturer of footwear and other accessories	10/2016	9.5%	178.5
Industrial Air Tool, L.P.	Industrial products manufacturer	6/2014	7.5%	25.0
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.(3)	Private school operator	6/2015	10.5%	166.8
Intermedix Corporation	Provider of revenue cycle management to the emergency healthcare industry	8/2016	6.0%	224.2
MWI Holdings, Inc.(2)	Provider of highly engineered springs, fastners, and other precision components	6/2017	8.0%	251.8
Nordco, Inc.	Designer and manufacturer of railroad maintenance-of-way machinery	6/2016	7.0%	113.5
Oak Parent, Inc.(2)	Manufacturer of athletic apparel	4/2018	8.0%	289.4
Opinionology, LLC	Provider of outsourced data collection to the market research industry	7/2017	8.5%	154.0
Penn Detroit Diesel Allison, LLC	Diesel engine manufacturer	12/2016	9.0%	65.7
PetroChoice Holdings, LLC	Provider of lubrication solutions	1/2017	10.0%	114.9
Powersport Auctioneer Holdings(3)	Powersport vehicle auction operator	12/2016	8.5%	41.0
Pregis Corporation(2)	Provider of highly customized, tailored protective packaging solutions	3/2017	7.8%	126.2
PSSI Holdings, LLC	Provider of mission critical outsourced cleaning and sanitation services to the food processing industry	6/2017	6.8%	143.3
Selig Sealing Products, Inc.	Manufacturer of container sealing products for rigid packaging applications	7/2018	7.8%	180.0
Singer Sewing Company	Manufacturer of consumer sewing machines	6/2017	7.3%	200.0
Strategic Partners	Designer, manufacturer and distributor of medical uniforms	8/2018	7.8%	235.0
LJSS Acquisition, Inc.	Fluid power distribution company in the industrial and mobile equipment markets	10/2017	8.8%	164.9
The Teaching Company, LLC and The Teaching Company Holdings, Inc.(2)(3)	Education publications provider	3/2017	9.0%	114.5
United Central Industrial Supply Company, L.L.C.	Provider of mining supplies and services to the U.S. underground coal mining industry	10/2015	7.0%	132.0
WB Merger Sub, Inc.	Importer, distributor and developer of premium wine and spirits	12/2016	9.0%	164.6
WP CPP Holding, LLC	Precision engineered castings manufacturer	10/2017	8.5%	252.1
				$5,926.5

(1)                                  Represents the weighted average annual stated interest rate as of September 30, 2012. All interest rates are payable in cash.

(2)                                  The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(3)                                  The Company holds an equity investment in this portfolio company.

*                                         Disclosure of the names of these SSLP portfolio companies is prohibited by the terms of the underlying agreements governing the loans to these portfolio companies.

(dollar amounts in millions)

SSLP Loan Portfolio as of December 31, 2011

Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)		Principal Amount	Fair Value(2)
ADG, LLC	Dental services	10/2016	8.8%		$176.4	$176.4
AMZ Products Merger Corporation	Specialty chemicals manufacturer	6/2014	7.8%		156.6	156.6
Anthony, Inc. and Anthony Holdings, Inc.	Manufacturer of refrigeration glass doors and related products	6/2017	7.1%		243.8	243.8
Augusta Sportswear, Inc.(3)	Manufacturer of athletic apparel	7/2015	8.5%		239.9	239.9
BECO Holding Company, Inc.(5)	Wholesale distributor of first response fire protection equipment and related parts	7/2015	9.0%		116.0	116.0
*	Manufacturer of custom designed and engineered metal products	12/2015	8.8%		73.7	73.7
CIBT Holdings, Inc.(5)	Expedited travel document processing services	12/2017	9.3%		133.0	133.0
CCS Group Holdings, LLC(5)	Correctional facility healthcare operator	4/2016	8.0%		109.9	109.9
*	Manufacturer and supplier of brake systems and replacement parts for vehicles	3/2014	8.8%		123.8	123.8
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings LLC (3)(5)	Healthcare analysis services	3/2017	7.8%		288.5	274.1
Driven Holdings, LLC(5)	Automotive aftermarket car care franchisor	12/2016	8.5%		170.0	170.0
ELC Acquisition Corp., ELC Holdings Corporation, and Excelligence Learning Corporation(5)	Developer, manufacturer and retailer of educational products	8/2016	8.0%		121.0	121.0
Fleischmann’s Vinegar Company, Inc.	Manufacturer and marketer of industrial vinegar	5/2016	8.8%		62.3	62.3
Fox Hill Holdings, LLC	Operating company that develops middle market manufacturing and industrial distribution companies	12/2017	8.8%		300.0	300.0
Huddle House, Inc.(4)(5)	Restaurant owner and operator	6/2013	11.0	%(6)	58.2	58.2
Implus Footcare, LLC(5)	Provider of footwear and other accessories	10/2016	9.5%		179.8	179.8
Industrial Air Tool, L.P.	Industrial products	6/2014	7.5%		34.1	34.1
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.(5)	Private school operator	6/2015	10.5%		173.8	173.8
Intermedix Corporation	Provider of revenue cycle management to the emergency healthcare industry	8/2016	6.0%		225.9	225.9
LJSS Acquisition, Inc.	Fluid power distribution company in the industrial and mobile equipment markets	10/2017	8.8%		167.0	167.0
MWI Holdings, Inc.(3)	Provider of highly engineered springs, fastners, and other precision components	6/2017	8.0%		253.7	253.7
Nivel Parts and Manufacturing Co., LLC	Provider of golf car aftermarket parts and accessories	2/2016	8.0%		88.0	88.0
Nordco, Inc.	Designer and manufacturer of railroad maintenance-of-way machinery	6/2016	7.0%		119.4	119.4
Opinionology, LLC and Survey Sampling International LLC	Provider of outsourced data collection to the market research industry	7/2017	9.0%		158.5	158.5
Penn Detroit Diesel Allison, LLC	Diesel engine manufacturer	12/2016	9.0%		66.0	66.0
PG Mergersub, Inc. and PGA Holdings, Inc.(3)(4)(5)	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	11/2015	6.8%		267.3	267.3
Powersport Auctioneer Holdings, LLC	Powersport vehicle auction operator	12/2016	8.8%		74.5	74.5
PSSI Holdings, LLC	Provider of mission-critical outsourced cleaning and sanitation services to the food processing industry	6/2017	6.8%		158.8	158.8
The Teaching Company, LLC and The Teaching Company Holdings, Inc.(5)	Education publications provider	3/2017	9.0%		116.2	116.2
United Central Industrial Supply Company, LLC	Provider of mining supplies and services to the U.S. underground coal mining industry	10/2015	6.3%		152.5	152.5
WB Merger Sub, Inc.	Importer, distributor and developer of premium wine and spirits	12/2016	9.0%		155.9	155.9
WP CPP Holdings, LLC(3)	Precision engineered castings manufacturer	10/2017	8.5%		253.4	248.3
					$5,017.9	$4,998.4

(1)                                  Represents the weighted average annual stated interest rate as of December 31, 2011. Unless otherwise stated, all interest rates are payable in cash.

(2)                                  Represents the fair value in accordance with Accounting Standards Codification 820-10. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.

(3)                                  The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(4)                                  The Company holds a senior subordinated loan in this portfolio company.

(5)                                  The Company holds an equity investment in this portfolio company.

(6)                                  Consists of 9.0% interest payable in cash and 2.0% of payment-in-kind interest.

*                                         Disclosure of the names of these SSLP portfolio companies is prohibited by the terms of the underlying agreements governing the loans to these portfolio companies.

The amortized cost and fair value of the SSLP Certificates held by the Company was $1.2 billion and $1.2 billion, respectively, as of September 30, 2012, and $1.0 billion and $1.1 billion, respectively, as of December 31, 2011. The SSLP Certificates pay a weighted average contractual coupon of three month LIBOR plus approximately 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the underlying loan portfolio, which may result in a return to the holders of the SSLP Certificates that is greater than both the contractual coupon on the SSLP Certificates as well as the weighted average yield on the SSLP’s portfolio of 8.1% and 8.2% at September 30, 2012, and December 31, 2011, respectively. The Company’s yield on its investment in the SSLP at fair value was 15.5% and 15.7% as of September 30, 2012, and December 31, 2011, respectively. For the three and nine months ended September 30, 2012, the Company earned interest income of $47 million and $135 million, respectively. For the three and nine months ended September 30, 2011, the Company earned interest income of $31 million and $81 million, respectively.

The Company is also entitled to certain fees in connection with the SSLP. For the three and nine months ended September 30, 2012, in connection with the SSLP, the Company earned capital structuring service fees and sourcing, management and other fees totaling $13 million and $39 million, respectively. For the three and nine months ended September 30, 2011, in connection with the SSLP, the Company earned capital structuring service fees and sourcing, management and other fees totaling $11 million and $29 million, respectively.

Below are certain summarized financial information for the SSLP as of and for the year ended December 31, 2011:

(in millions)
Selected Balance Sheet Information:
Investments in loans receivable, net of discount for loan origination fees	$4,981.3
Cash and other assets	$126.4
Total assets	$5,107.7

Senior notes	$3,846.2
Other liabilities	$66.7
Total liabilities	$3,912.9
Subordinated certificates and members’ equity	$1,194.9
Total liabilities and members’ capital	$5,107.7

Selected Statement of Operations Information:
Total revenues	$284.8
Total expenses	$155.7
Net income	$129.2

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2012 and 2011

Operating results for the three and nine months ended September 30, 2012 and 2011 were as follows:

	For the three months ended		For the nine months ended
(in millions)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Total investment income	$190.6	$167.4	$535.8	$447.3
Total expenses	99.1	68.4	273.8	252.8
Net investment income before income taxes	91.5	99.0	262.0	194.5
Income tax expense, including excise tax	2.0	0.7	7.6	4.6
Net investment income	89.5	98.3	254.4	189.9
Net realized gains (losses) from investments	27.7	48.8	(18.9)	105.0
Net unrealized gains (losses) from investments	19.4	(106.5)	100.2	(74.3)
Realized loss on extinguishment of debt	—	—	(2.7)	(19.3)
Net increase in stockholders’ equity resulting from operations	$136.6	$40.6	$333.0	$201.3

Net income can vary substantially from period to period due to various factors, including the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

	For the three months ended		For the nine months ended
(in millions)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Interest	$144.6	$121.5	$415.5	$343.4
Capital structuring service fees	29.6	28.1	68.5	59.2
Dividend income	9.4	11.3	27.6	26.8
Management and other fees	4.7	4.2	14.1	12.2
Other income	2.3	2.3	10.1	5.7
Total investment income	$190.6	$167.4	$535.8	$447.3

The increase in interest income for the three months ended September 30, 2012 from the comparable period in 2011 was primarily due to the increase in the size of the portfolio, which increased from an average of $4.7 billion at amortized cost for the three months ended September 30, 2011 to an average of $5.6 billion at amortized cost for the comparable period in 2012. Even though new investment commitments decreased from $1.4 billion for the three months ended September 30, 2011 to $1.0 billion for the comparable period in 2012, capital structuring service fees increased for the three months ended September 30, 2012 as compared to 2011 primarily due to the increase in the average capital structuring service fees received on new investments, which increased from 2.0% in 2011 to 2.9% in 2012. The decrease in dividend income for the three months ended September 30, 2012 from the comparable period in 2011 was primarily attributable to a decrease in non-recurring dividends, offset by additional dividend income of $1.7 million earned from a preferred equity investment that was made in August 2011.

The increase in interest income for the nine months ended September 30, 2012 from the comparable period in 2011 was primarily due to the increase in the size of the portfolio which increased from an average of $4.5 billion at amortized cost for the nine months ended September 30, 2011 to an average of $5.4 billion at amortized cost for the comparable period in 2012. Even though new investment commitments decreased from $2.8 billion for the nine months ended September 30, 2011 to $2.1 billion for the comparable period in 2012, capital structuring service fees increased for the nine months ended September 30, 2012 as compared to 2011 primarily due to the increase in the average capital structuring service fees received on new investments which increased from 2.1% in 2011 to 3.2% in 2012. The increase in management and other fees for the nine months September 30, 2012 from the comparable period in 2011 was primarily due to the management and sourcing fees earned from the SSLP, which increased from $8.1 million for the nine months ended September 30, 2011 to $11.8 million for the comparable period in 2012 as the aggregate principal amount of investments made through the SSLP increased from approximately $3.6 billion at September 30, 2011 to approximately $5.9 billion at September 30, 2012. The increase in other income for the nine months ended September 30, 2012 from the comparable period in 2011 was primarily attributable to higher amendment and letter of credit fees.

Operating Expenses

	For the three months ended		For the nine months ended
(in millions)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Interest and credit facility fees	$35.7	$31.0	$103.5	$89.7
Incentive fees related to pre- incentive fee net investment income	24.7	21.7	67.5	54.6
Incentive fees related to capital gains per GAAP	9.4	(11.5)	15.7	28.2
Base management fees	22.3	18.3	63.1	52.5
Professional fees	1.9	3.7	9.2	11.0
Administrative fees	2.3	2.0	6.8	6.9
Other general and administrative	2.8	3.2	8.0	9.9
Total operating expenses	$99.1	$68.4	$273.8	$252.8

Interest and credit facility fees for the three and nine months ended September 30, 2012 and 2011 were comprised of the following:

	For the three months ended		For the nine months ended
(in millions)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Stated interest expense	$28.6	$24.2	$81.9	$66.3
Facility fees	1.2	0.9	3.7	5.2
Amortization of debt issuance cost	3.1	3.4	9.7	9.6
Accretion of discount related to debt assumed in the Allied Acquisition	0.1	0.1	0.2	2.6
Accretion of original issuance discount on the Convertible Notes	2.7	2.4	8.0	6.0
Total interest and credit facility fees	$35.7	$31.0	$103.5	$89.7

Stated interest expense for the three months ended September 30, 2012 increased from the comparable period in 2011 due to the increase in our average principal amount of debt outstanding and an increase in our weighted average stated interest rate of our debt.  For the three months ended September 30, 2012, our average principal amount of debt outstanding was $2.3 billion as compared to $2.0 billion for the comparable period in 2011, and the weighted average stated interest rate on our debt was 5.0% for the three months ended September 30, 2012 as compared to 4.9% for the comparable period in 2011.

Stated interest expense for the nine months ended September 30, 2012 increased from the comparable period in 2011 due to the increase in the average principal amount of debt outstanding, partially offset by a decrease in our weighted average stated interest rate of our debt.  For the nine months ended September 30, 2012, our average principal debt outstanding was $2.2 billion as compared to $1.7 billion for the comparable period in 2011, and the weighted average stated interest rate on our debt was 5.0% for the nine months ended September 30, 2012 as compared to 5.3% for the comparable period in 2011.

The increase in base management fees and incentive fees related to pre-incentive fee net investment income for the three and nine months ended September 30, 2012 from the comparable periods in 2011 was primarily due to the increase in the size of the portfolio and in the case of incentive fees, the related increase in pre-incentive fee net investment income.

For the three and nine months ended September 30, 2012, the capital gains incentive fee expense was $9.4 million and $15.7 million, respectively, bringing the total capital gains incentive fee accrual calculated in accordance with United States generally accepted accounting principles (“GAAP”) to $64.7 million (included in management and incentive fees payable in the consolidated balance sheet) as of September 30, 2012. For the three months ended September 30, 2011, we recorded a reduction in accrued capital gains incentive fees in accordance with GAAP of $11.5 million due to a reduction in cumulative net realized and unrealized gains since June 30, 2011.  For the nine months ended September 30, 2011, the capital gains incentive fee expense calculated in accordance with GAAP was $28.2 million. As a result of an amendment to the capital gains portion of the incentive fee under the investment advisory and management agreement (the “Capital Gains Amendment”) that was adopted June 6, 2011, the nine months ended September 30, 2011 included an accrual of $26.0 million of capital gains incentive fees in accordance with GAAP as a result of the application of the Capital Gains Amendment with respect to the assets purchased in the Allied Acquisition. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and nine months ended September 30, 2012 and 2011, we did not incur a capital gains fee under the investment advisory and management agreement and there are no amounts currently due under the agreement. See Note 3 to the Company’s consolidated financial statements for the three and nine months ended September 30, 2012 for more information on the incentive and base management fees.

Professional fees include legal, accounting, valuation and other professional fees incurred related to the management of the Company. The decrease in professional fees for the three and nine months ended September 30, 2012 from the comparable period in 2011 was primarily related to a decrease in deal-related professional fees. Administrative fees represent fees paid to Ares Operations for our allocable portion of overhead and other expenses incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staffs. Other general and administrative expenses include rent, insurance, depreciation, director’s fees and other costs. The decrease in other general and administrative expenses for the nine months ended September 30, 2012 from the comparable period in 2011 was primarily related to professional fees and other costs related to the Allied Acquisition incurred in the comparable period in 2011.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company accrues excise tax on estimated excess taxable income as such taxable income is earned. For the three and nine months ended September 30, 2012, a net expense of $1.7 million and $5.7 million, respectively, was recorded for U.S. federal excise tax. For the three and nine months ended September 30, 2011, a net expense of $2.3 million and $4.1 million was recorded for U.S. federal excise tax, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and nine months ended September 30, 2012, we recorded a tax expense of approximately $0.3 million and $1.9 million, respectively, for these subsidiaries. For the three and nine months ended September 30, 2011, we recorded a tax (benefit) expense of approximately $(1.6) million and $0.5 million, respectively, for these subsidiaries.

Net Realized Gains/Losses

During the three months ended September 30, 2012, the Company had $629.4 million of sales, repayments or exits of investments resulting in $27.7 million of net realized gains. These sales, repayments or exits included $146.0 million of investments sold to Ivy Hill Asset Management, L.P. (“IHAM”), a wholly owned portfolio company of the Company, and certain vehicles managed by IHAM.  A net realized gain of $2.9 million was recorded on these transactions. See Note 12 to the Company’s consolidated financial statements for the three and nine months ended September 30, 2012 for more detail on IHAM and its managed vehicles. Net realized gains of $27.7 million on investments were comprised of $39.6 million of gross realized gains and $11.9 million of gross realized losses. The realized gains and losses on investments during the three months ended September 30, 2012 consisted of the following:

(in millions)	Net Realized
Portfolio Company	Gains (Losses)
Savers, Inc. and SAI Acquisition Corporation	$15.2
Sunquest Information Systems, Inc.	9.1
Norwesco Acquisition Company	5.7
Ivy Hill Middle Market Credit Fund, Ltd.	2.4
U.S. Renal Care, Inc.	2.1
Aquila Binks Forest Development, LLC	(9.5)
Other, net	2.7
Total	$27.7

During the three months ended September 30, 2011, the Company had $973.7 million of sales, repayments or exits of investments resulting in $48.8 million of net realized gains. These sales, repayments or exits included $98.3 million of investments sold to certain vehicles managed by IHAM.  A net realized loss of $0.6 million was recorded on these transactions. See Note 12 to the Company’s consolidated financial statements for the three and nine months ended September 30, 2012 for more detail on IHAM and its managed vehicles.  Net realized losses on investments were comprised of $96.0 million of gross realized gains and $47.2 million of gross realized losses. The realized gains and losses on investments during the three months ended September 30, 2011 consisted of the following:

(in millions)	Net Realized
Portfolio Company	Gains (Losses)
Reflexite Corporation	$40.9
DSI Renal, Inc.	27.5
Industrial Container Services, LLC	19.9
Knightsbridge CLO 2007-1 Ltd.	3.7
INC Research, Inc.	2.0
Sigma International Group, Inc.	(4.3)
Wastequip, Inc.	(10.2)
Primis Marketing Group, Inc	(14.1)
Cook Inlet Alternative Risk, LLC	(16.5)
Other, net	(0.1)
Total	$48.8

During the nine months ended September 30, 2012, the Company had $1,357.3 million of sales, repayments or exits of investments resulting in $18.9 million of net realized losses. These sales, repayments or exits included $182.2 million of investments sold to IHAM and certain vehicles managed by IHAM.  A net realized gain of $2.1 million was recorded on these transactions. See Note 12 to the Company’s consolidated financial statements for the three and nine months ended September 30, 2012 for more detail on IHAM and its managed vehicles. Net realized losses on investments were comprised of $65.5 million of gross realized gains and $84.4 million of gross realized losses. The realized gains and losses on investments during the nine months ended September 30, 2012 consisted of the following:

(in millions)	Net Realized
Portfolio Company	Gains (Losses)
Savers, Inc. and SAI Acquisition Corporation	$15.2
BenefitMall Holdings Inc.	12.9
Things Remembered Inc.	9.6
Sunquest Information Systems, Inc.	9.1
Norwesco Acquisition Company	5.7
U.S. Renal Care, Inc.	2.1
Crescent Hotels & Resorts, LLC and affiliates	(5.5)
LVCG Holdings LLC	(6.6)
Aquila Binks Forest Development, LLC	(9.5)
Making Memories Wholesale, Inc.	(12.3)
Prommis Solutions, LLC	(46.8)
Other, net	7.2
Total	$(18.9)

During the nine months ended September 30, 2011, the Company had $1,976.4 million of sales, repayments or exits of investments resulting in $105.0 million of net realized gains. These sales, repayments or exits included $178.8 million of investments sold to certain vehicles managed by IHAM.  A net realized gain of $0.2 million was recorded on these transactions. See Note 12 to the Company’s consolidated financial statements for the three and nine months ended September 30, 2012 for more detail on IHAM and its managed vehicles. Net realized gains on investments were comprised of $225.1 million of gross realized gains and $120.1 million of gross realized losses. The realized gains and losses on investments during the nine months ended September 30, 2011 consisted of the following:

(in millions)	Net Realized
Portfolio Company	Gains (Losses)
Reflexite Corporation	$40.9
DSI Renal, Inc.	27.5
Callidus Debt Partners CLO Fund VI, Ltd.	23.9
Industrial Container Services, LLC	19.9
Dryden XVIII Leveraged Loan 2007 Limited	19.3
Callidus MAPS CLO Fund I LLC	15.0
Callidus Debt Partners CLO Fund VII, Ltd.	10.8
Callidus MAPS CLO Fund II, Ltd.	8.2
Callidus Debt Partners CLO Fund IV, Ltd.	8.0
Callidus Debt Partners CLO Fund V, Ltd.	5.7
Border Foods, Inc.	5.2
Callidus Debt Partners CLO Fund III, Ltd.	4.4
BB&T Capital Partners/Windsor Mezzanine Fund, LLC	3.9
Knightsbridge CLO 2007-1 Ltd.	3.7
Direct Buy Holdings, Inc.	2.8
Network Hardware Resale, Inc.	2.8
Univita Health Inc.	2.1
INC Research, Inc.	2.0
Pangaea CLO 2007-1 Ltd.	2.0
Van Ness Hotel, Inc.	(2.3)
Carador PLC	(3.0)
Trivergance Capital Partners, LP	(3.8)
Sigma International Group, Inc.	(4.3)
AWTP, LLC	(7.6)
Universal Trailer Corporation	(7.9)
Coverall North America, Inc.	(8.4)
Summit Business Media, LLC	(10.1)
Wastequip, Inc.	(10.2)
Primis Marketing Group, Inc.	(14.1)
Cook Inlet Alternative Risk, LLC	(16.5)
MPBP Holdings, Inc.	(27.7)
Other, net	12.8
Total	$105.0

During the nine months ended September 30, 2012, in connection with the repayment in full of the $60 million aggregate principal amount of the Company’s asset-backed notes (the “CLO Notes”) issued under its 2006 debt securitization (the “Debt Securitization”) ahead of their scheduled maturities, $2.7 million of unamortized debt issuance costs were expensed and recorded as a realized loss on the extinguishment of debt.  During the nine months ended September 30, 2011, in connection with the redemption of all of the Company’s outstanding 6.0% notes due on April 1, 2012, and 6.625% notes due on July 15, 2011, the Company recognized a realized loss on the extinguishment of debt of $19.3 million.

Net Unrealized Gains/Losses

We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses. Net unrealized gains and losses for the Company’s portfolio were comprised of the following:

	For the three months ended		For the nine months ended
(in millions)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Unrealized appreciation	$76.8	$25.5	$154.3	$114.7
Unrealized depreciation	(50.8)	(92.7)	(114.4)	(193.3)
Net unrealized (appreciation) depreciation reversed related to net realized gains or losses(1)	(6.6)	(39.3)	60.3	4.3
Total net unrealized gains (losses) from investments	$19.4	$(106.5)	$100.2	$(74.3)

(1)          The net unrealized (appreciation) depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

The changes in unrealized appreciation and depreciation during the three months ended September 30, 2012 consisted of the following:

Net Unrealized
(in millions)	Appreciation
Portfolio Company	(Depreciation)
Reed Group, Ltd.	$9.8
Senior Secured Loan Fund LLC	8.7
Firstlight Financial Corporation	8.4
Ivy Hill Asset Management, L.P.	6.6
Diversified Collections Services, Inc.	6.1
Stag-Parkway, Inc.	5.7
ELC Acquisition Corp.	3.5
AWTP, LLC	3.4
ADF Capital, Inc.	3.0
R3 Education, Inc.	2.9
NPH, Inc	(2.1)
Imperial Capital Group LLC	(2.4)
Orion Foods, LLC	(3.7)
UL Holding Co., LLC	(5.6)
MVL Group, Inc.	(18.6)
Other, net	0.3
Total	$26.0

The changes in unrealized appreciation and depreciation during the three months ended September 30, 2011 consisted of the following:

Net Unrealized
(in millions)	Appreciation
Portfolio Company	(Depreciation)
Ivy Hill Asset Management, L.P.	$9.4
Penn Detroit Diesel Allison, LLC	2.3
CT Technologies Intermediate Holdings, Inc.	(2.5)
MWD Acquisition Sub, Inc.	(2.5)
Infilaw Holding, LLC	(2.6)
Direct Buy Holdings, Inc.	(2.7)
Stag-Parkway, Inc.	(2.9)
CitiPostal Inc.	(3.0)
Allbridge Financial, LLC	(3.5)
Orion Foods, LLC	(3.7)
ADF Restaurant Group, LLC	(4.0)
Industrial Container Services, LLC	(4.4)
Reed Group, Ltd.	(7.1)
eInstruction Corporation	(7.2)
AP Global Holdings, Inc.	(8.4)
Prommis Solutions, LLC	(10.4)
Other, net	(14.0)
Total	$(67.2)

The changes in unrealized appreciation and depreciation during the nine months ended September 30, 2012 consisted of the following:

Net Unrealized
(in millions)	Appreciation
Portfolio Company	(Depreciation)
Ivy Hill Asset Management, L.P.	$17.0
Firstlight Financial Corporation	15.9
Stag-Parkway, Inc.	13.7
ADF Capital, Inc.	11.8
Senior Secured Loan Fund LLC	10.5
Reed Group, Ltd	10.0
Diversified Collections Services, Inc.	7.1
AWTP, LLC	5.4
R3 Education, Inc.	4.9
The Dwyer Group	4.2
Financial Pacific Company	3.5
ELC Acquisition Corp.	3.3
Waste Pro USA, Inc	2.8
Tripwire, Inc.	2.6
Tradesmen International, Inc.	2.6
ICSH, Inc.	2.2
AllBridge Financial, LLC	2.0
UL Holding Co., LLC	(2.0)
Apple & Eve, LLC	(2.2)
Insight Pharmaceuticals Corporation	(2.3)
OnCURE Medical Corp.	(3.1)
HCP Acquisition Holdings, LLC	(3.2)
Matrixx Initiatives, Inc.	(4.0)
Things Remembered Inc.	(4.4)
Community Education Centers, Inc.	(4.5)
RE Community Holdings II, Inc.	(5.6)
CT Technologies Intermediate Holdings, Inc.	(5.8)
American Broadband Communications, LLC	(11.3)
Orion Foods, LLC	(13.0)
eInstruction Corporation	(16.7)
MVL Group, Inc.	(23.1)
Other, net	21.6
Total	$39.9

The changes in unrealized appreciation and depreciation during the nine months ended September 30, 2011 consisted of the following:

Net Unrealized
(in millions)	Appreciation
Portfolio Company	(Depreciation)
Ivy Hill Asset Management, L.P.	$41.2
American Broadband Holding Company	5.4
Insight Pharmaceuticals Corporation	4.4
Growing Family, Inc.	4.4
Penn Detroit Diesel Allison LLC	4.0
Savers, Inc.	4.0
Firstlight Financial Corporation	3.6
BenefitMall Holdings, Inc.	3.4
Knightsbridge CLO 2008-1 Ltd.	3.3
Huddle House, Inc.	3.1
AWTP, LLC	2.9
Waste Pro USA, Inc.	2.8
Bushnell Inc.	2.5
DSI Renal, Inc.	2.4
Diversified Collections Services, Inc.	2.2
Vistar Corporation	2.1
R3 Education, Inc.	(2.2)
MWD Acquisition Sub, Inc.	(2.3)
ADF Restaurant Group, LLC	(2.4)
Passport Health Communications, Inc.	(2.4)
Infilaw Holding, LLC	(2.6)
Instituto de Banca y Comercio, Inc.	(2.6)
Pillar Processing, LLC	(3.0)
Callidus Capital Corporation	(3.4)
The Step2 Company, LLC	(4.2)
VSS-Tranzact Holdings, LLC	(4.4)
Industrial Container Services, LLC	(4.4)
Senior Secured Loan Fund LLC (1)	(5.1)
Making Memories Wholesale, Inc.	(5.9)
Reed Group, Ltd.	(6.5)
AP Global Holdings, Inc.	(8.4)
Orion Foods, LLC	(9.0)
CitiPostal Inc.	(9.7)
eInstruction Corporation	(15.4)
Ciena Capital LLC	(16.7)
Direct Buy Holdings, Inc.	(26.2)
Prommis Solutions, LLC	(33.3)
Other, net	(0.2)
Total	$(78.6)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated primarily from the net proceeds of public offerings of common stock, advances from the Revolving Credit Facility, the Revolving Funding Facility and the SMBC Funding Facility (each as defined below and together, the “Facilities”), net proceeds from the issuance of unsecured notes as well as cash flows from operations.

As of September 30, 2012, the Company had $105.5 million in cash and cash equivalents and $2.2 billion in total debt outstanding at carrying value ($2.3 billion at principal amount). Subject to leverage and borrowing base restrictions, the Company had approximately $1.3 billion available for additional borrowings under the Facilities as of September 30, 2012.

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

Equity Issuances

The following table summarizes the total shares issued and proceeds we received in underwritten public offerings of our common stock net of underwriting discounts and offering costs for the nine months ended September 30, 2012:

				Proceeds net of
		Offering price		underwriting and
(in millions, except per share data)	Shares issued	per share		offering costs
August 2012 public offering	25.9	$16.55	(1)	$427.4
January 2012 public offering	16.4	$15.41	(2)	$252.4
Total for the nine months ended September 30, 2012	42.3			$679.8

(1)          The shares were sold to the underwriters for a price of $16.55 per share, which the underwriters were then permitted to sell at variable prices to the public.

(2)          The shares were sold to the underwriters for a price of $15.41 per share, which the underwriters were then permitted to sell at variable prices to the public.

The Company used the net proceeds from the January 2012 and the August 2012 public equity offerings to repay outstanding debt and for general corporate purposes, which included funding investments.

As of September 30, 2012, total equity market capitalization for the Company was $4.3 billion compared to $3.2 billion as of December 31, 2011.

Debt Capital Activities

Our debt obligations consisted of the following as of September 30, 2012 and December 31, 2011:

	As of
	September 30, 2012					December 31, 2011
	Total					Total
	Aggregate					Aggregate
	Principal					Principal
	Amount		Principal			Amount	Principal
	Committed/		Amount	Carrying		Committed/	Amount	Carrying
(in millions)	Outstanding(1)		Outstanding	Value		Outstanding(1)	Outstanding	Value
Revolving Credit Facility	$900.0	(2)	$50.0	$50.0		$810.0	$395.0	$395.0
Revolving Funding Facility	620.0	(3)	407.0	407.0		500.0	463.0	463.0
SMBC Funding Facility	400.0		133.0	133.0		—	—	—
Debt Securitization	—		—	—		77.5	77.5	77.5
February 2016 Convertible Notes	575.0		575.0	546.6	(4)	575.0	575.0	541.2	(4)
June 2016 Convertible Notes	230.0		230.0	218.1	(4)	230.0	230.0	215.9	(4)
2017 Convertible Notes	162.5		162.5	158.1	(4)	—	—	—
February 2022 Notes	143.8		143.8	143.8		—	—	—
October 2022 Notes	175.0		175.0	175.0		—	—	—
2040 Notes	200.0		200.0	200.0		200.0	200.0	200.0
2047 Notes	230.0		230.0	181.1	(5)	230.0	230.0	181.0	(5)
	$3,636.3		$2,306.3	$2,212.7		$2,622.5	$2,170.5	$2,073.6

(1)                                  Subject to borrowing base and leverage restrictions. Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.

(2)                                  Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of $1,350.0 million as of September 30, 2012.

(3)                                  Provides for a feature that allows the Company and Ares Capital CP, under certain circumstances, to increase the size of the Revolving Funding Facility to a maximum of $865.0 million as of September 30, 2012.

(4)                                  Represents the aggregate principal amount outstanding of the Convertible Notes less the unaccreted discount initially recorded upon issuance of the Convertible Notes. The total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes and the 2017 Convertible Notes was $28.4 million, $12.0 million and $4.4 million, respectively, at September 30, 2012.  The total unaccreted discount for the February 2016 Convertible Notes and the June 2016 Convertible Notes was $33.8 million and $14.1 million, respectively, at December 31, 2011.

(5)                                  Represents the aggregate principal amount outstanding less the unaccreted purchased discount. The total unaccreted purchased discount on the 2047 Notes was $48.9 million and $49.0 million as of September 30, 2012 and December 31, 2011, respectively.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all our debt outstanding as of September 30, 2012 were 5.2% and 10.1 years, respectively and as of December 31, 2011 were 4.8% and 9.3 years, respectively.

The ratio of total principal amount of debt outstanding to stockholders’ equity as of September 30, 2012 was 0.59:1.00 compared to 0.69:1.00 as of December 31, 2011. The ratio of total carrying value of debt outstanding to stockholders’ equity as of September 30, 2012 was 0.57:1.00 compared to 0.66:1.00 as of December 31, 2011.

In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of September 30, 2012, our asset coverage for borrowed amounts was 277%.

Revolving Credit Facility

In December 2005, we entered into a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), which as of September 30, 2012, allowed us to borrow up to $900 million at any one time outstanding. In May 2012, we amended and restated the Revolving Credit Facility to, among other things, increase the size of the facility from $810 million to $900 million, extend the expiration of the revolving period from January 22, 2013 to May 4, 2015 and extend the stated maturity date from January 22, 2013 to May 4, 2016.  The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $1.35 billion. Subject to certain exceptions, as of September 30, 2012, the interest rate charged on the Revolving Credit Facility is based on LIBOR plus an applicable spread of 2.25% or a “base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 1.25%. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of September 30, 2012, the principal amount outstanding under the Revolving Credit Facility was $50.0 million and the amount available for borrowing (net standby letters of credit issued) was $806.1 million.  As of September 30, 2012, we were in compliance in all material respects with the terms of the Revolving Credit Facility.

Revolving Funding Facility

In October 2004, we established through our consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”), a revolving funding facility (as amended, the “Revolving Funding Facility”), which as of September 30, 2012, allowed Ares Capital CP to borrow up to $620 million at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and its membership interest in, Ares Capital CP.  In June 2012, we and Ares Capital CP amended the Revolving Funding Facility to, among other things, (i) increase the size of the Revolving Funding Facility from $500 million to $580 million, (ii) add a feature that allows, under certain circumstances, for an increase in the size of the facility to a maximum of $865 million, (iii) extend the reinvestment period from January 18, 2015 to April 18, 2015, and (iv) extend the stated maturity date from January 18, 2017 to April 18, 2017. In July 2012, the Company and Ares Capital CP received an increase in the commitments under the Revolving Funding Facility of $40 million, bringing the total commitments to $620 million. Subject to certain exceptions, as of September 30, 2012, the interest rate charged on the Revolving Funding Facility is one month LIBOR plus an applicable spread of 2.50% or a “base rate” (as defined in the agreements governing the Revolving Funding Facility) plus an applicable spread of 1.50%. Additionally, we are required to pay a commitment fee of between 0.50% and 1.75% depending on the size of the unused portion of the Revolving Funding Facility. As of September 30, 2012, the principal amount outstanding under the Revolving Funding Facility was $407.0 million and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

SMBC Funding Facility

In January 2012, we established through our consolidated subsidiary, Ares Capital JB Funding LLC, (“ACJB”), a revolving funding facility (as amended, the “SMBC Funding Facility”), which as of September 30, 2012, allowed ACJB to borrow up to $400 million at any one time outstanding. The SMBC Funding Facility is secured by all of the assets held by ACJB. In September 2012, the Company and ACJB amended the SMBC Funding Facility to, among other things, (i) increase the size of the SMBC Funding Facility from $200 million to $400 million, (ii) extend the reinvestment period from January 20, 2015 to September 14, 2015 and (iii) extend the stated maturity date from January 20, 2020 to September 14, 2020.  The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. As of September 30, 2012, the interest rate charged on the SMBC Funding Facility is based on one month LIBOR plus an applicable spread of 2.125% or a “base rate” (as defined in the agreements governing the SMBC Funding Facility) plus an applicable spread of 1.125%. Beginning on July 20, 2012, we were required to pay a commitment fee of 0.50% depending on the size of the unused portion of the SMBC Funding Facility. As a result of the September 2012 amendment to the SMBC Funding Facility described above, ACJB is no longer required to pay a commitment fee until September 15, 2013, at which time ACJB is required to pay a commitment fee of 0.50% depending on the size of the unused portion of the SMBC Funding Facility. As of September 30, 2012, the principal amount outstanding under the SMBC Funding Facility was $133.0 million and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

Debt Securitization

In July 2006, through ARCC Commercial Loan Trust 2006, a vehicle serviced by our consolidated subsidiary, ARCC CLO 2006 LLC (“ARCC CLO”), we completed a $400 million debt securitization (the “Debt Securitization”) and issued approximately $314 million aggregate principal amount of asset backed notes to third parties (the “CLO Notes”) that were secured by a pool of middle market loans that were purchased or originated by us. We initially retained approximately $86 million of aggregate principal amount of certain “BBB” and non-rated securities in the Debt Securitization and subsequently repurchased $35 million of the CLO Notes. In June 2012, we repaid in full the $60 million aggregate principal amount outstanding of the CLO Notes and terminated or discharged the agreements governing the Debt Securitization.

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

In certain circumstances, the Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at their respective conversion rates (listed below as of September 30, 2012) subject to customary anti-dilution adjustments and the requirements of their respective indentures (the “Convertible Notes Indentures”). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Notes only under certain circumstances set forth in the respective Convertible Notes Indenture. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Notes at any time. In addition, if we engage in certain corporate events as described in their respective Convertible Notes Indenture, holders of the Convertible Notes may require us to repurchase for cash all or part of the Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Notes are listed below.

	February 2016	June 2016	2017
	Convertible Notes	Convertible Notes	Convertible Notes
Conversion premium	17.5%	17.5%	17.5%
Closing stock price at issuance	$16.28	$16.20	$16.46
Closing stock price date	January 19, 2011	March 22, 2011	March 8, 2012
Conversion price as of September 30, 2012	$18.98	$18.89	$19.27
Conversion rate as of September 30, 2012 (shares per one thousand dollar principal amount)	52.6899	52.9501	51.8841
Conversion dates	August 15, 2015	December 15, 2015	September 15, 2016

The Convertible Notes are our senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not expressly subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities. As of September 30, 2012, we were in compliance in all material respects with the terms of the Convertible Notes Indentures.

See Recent Developments as well as Note 15 to our consolidated financial statements for the three and nine months ended September 30, 2012 for more information regarding an additional issuance of unsecured convertible notes.

February 2022 Notes

In February 2012, we issued $143.8 million in aggregate principal amount of senior unsecured notes, which bear interest at a rate of 7.00% per year and mature on February 15, 2022 (the “February 2022 Notes”). The February 2022 Notes require payment of interest quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time at our option on or after February 15, 2015, at a par redemption price of $25 per security plus accrued and unpaid interest.

October 2022 Notes

In September 2012, we issued $175 million in aggregate principal amount of senior unsecured notes, which bear interest at a rate of 5.875% per year and mature on October 1, 2022 (the “October 2022 Notes”).  The October 2022 Notes require payment of interest quarterly commencing on January 1, 2013, and all principal is due upon maturity.  These notes are redeemable in whole or in part at any time or from time to time at our option on or after October 1, 2015, at a par redemption price of $25 per security plus accrued interest and unpaid interest. See Recent Developments as well as Note 15 to our consolidated financial statements for the three and nine months ended September 30, 2012 for more information regarding the October 2022 Notes.

2040 Notes

In October 2010, we issued $200 million in aggregate principal amount of senior unsecured notes which bear interest at a rate of 7.75% and mature on October 15, 2040 (the “2040 Notes”). The 2040 Notes require payment of interest quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time at our option on or after October 15, 2015, at a par redemption price of $25 per security plus accrued and unpaid interest.

2047 Notes

As part of the Allied Acquisition, we assumed $230 million aggregate principal amount outstanding of senior unsecured notes which bear interest at a rate of 6.875% and mature on April 15, 2047 (the “2047” Notes). The 2047 Notes require payment of interest quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time at our option, at a par redemption price of $25 per security plus accrued and unpaid interest and upon the occurrence of certain tax events as stipulated in the indenture governing the 2047 Notes.

As of September 30, 2012 we were in compliance in all material respects with the terms of the February 2022 Notes, the October 2022 Notes, the 2040 Notes and the 2047 Notes.

See Note 5 to our consolidated financial statements for the three and nine months ended September 30, 2012 for more detail on the Company’s debt obligations.

OFF BALANCE SHEET ARRANGEMENTS

The Company has various commitments to fund investments in its portfolio, as described below.

As of September 30, 2012 and December 31, 2011, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company’s discretion:

	As of
(in millions)	September 30, 2012	December 31, 2011
Total revolving and delayed draw commitments	$540.4	$565.6
Less: funded commitments	(121.1)	(125.0)
Total unfunded commitments	419.3	440.6
Less: commitments substantially at discretion of the Company	(6.0)	(64.8)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(0.6)	(5.5)
Total net adjusted unfunded revolving and delayed draw commitments	$412.7	$370.3

Included within the total revolving and delayed draw commitments as of September 30, 2012 were commitments to issue up to $63.2 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of September 30, 2012, the Company had $40.7 million in standby letters of credit issued and outstanding under these commitments on behalf of the portfolio companies, of which no amounts were recorded as a liability on our balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.  All of the outstanding letters of credit expire in 2013.

As of September 30, 2012 and December 31, 2011, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships:

	As of
(in millions)	September 30, 2012	December 31, 2011
Total private equity commitments	$141.0	$132.0
Less: funded private equity commitments	(75.7)	(67.4)
Total unfunded private equity commitments	65.3	64.6
Less: private equity commitments substantially at discretion of the Company	(48.0)	(53.5)
Total net adjusted unfunded private equity commitments	$17.3	$11.1

In addition, as of September 30, 2012 and December 31, 2011, the Company had outstanding guarantees or similar obligations on behalf of certain portfolio companies totaling $0.8 million.

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

As of September 30, 2012, one of the Company’s portfolio companies, Ciena Capital LLC (“Ciena”), had one non-recourse securitization Small Business Administration (“SBA”) loan warehouse facility, which has reached its maturity date but remains outstanding. Ciena is working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. Allied Capital had previously issued a performance guaranty (which Ares Capital succeeded to as a result of the Allied Acquisition) whereby Ares Capital must indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse facility. As of September 30, 2012, there were no known issues or claims with respect to this performance guaranty.

RECENT DEVELOPMENTS

In October 2012, we issued an additional $7.5 million in aggregate principal amount of the October 2022 Notes pursuant to the partial exercise of an over-allotment option by the underwriters of such offering.

In October 2012, we issued $230 million aggregate principal amount of unsecured convertible senior notes that mature on January 15, 2018 (the “2018 Convertible Notes”), unless previously converted or repurchased in accordance with their terms.  We do not have the right to redeem the 2018 Convertible Notes prior to maturity.  The 2018 Convertible Notes bear interest at a rate of 4.75% per year, payable semi-annually commencing on July 15, 2013.  In certain circumstances, the 2018 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 50.3290 shares of common stock per one thousand dollar principal amount of the 2018 Convertible Notes, which was equivalent to an initial conversion price of approximately $19.87 per share of our common stock, subject to customary anti-dilution adjustments. The initial conversion price was approximately 17.5% above the $16.91 per share closing price of our common stock on October 3, 2012.

Effective as of November 2, 2012, we amended our charter to increase the number of shares of common stock we are authorized to issue from 400 million to 500 million.

In November 2012, we declared a fourth quarter dividend of $0.38 per share and an additional dividend of $0.05 per share.  Both dividends are payable on December 28, 2012 to stockholders of record as of December 14, 2012.

From October 1, 2012 through November 1, 2012, we had made new investment commitments of $163 million, of which $141 million were funded. Of these new commitments, 45% were in first lien senior secured debt, 36% were in other equity securities, 13% were investments in subordinated certificates of the SSLP which were applied to co-investments with GE through the SSLP in first lien senior secured loans and 6% were in preferred equity securities. Of the $163 million of new investment commitments, 42% were non-interest bearing, 35% were floating rate, and 23% were fixed rate. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 10.3%. We may seek to syndicate a portion of these new investment commitments to third parties, although there can be no assurance that we will be able to do so.

From October 1, 2012 through November 1, 2012, we exited $137 million of investment commitments. Of these investment commitments, 35% were first lien senior secured debt, 32% were senior subordinated debt, 29% were other equity securities and 4% were second lien senior secured debt. Of the $137 million of exited investment commitments, 37% were floating rate investments, 32% were fixed rate investments, 29% were non-interest bearing and 2% were on non-accrual status. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was 9.1%. On the $137 million of investment commitments exited from October 1, 2012 through November 1, 2012, we recognized total net realized losses of approximately $7 million.

In October 2012, we contributed to IHAM our entire investment in FirstLight Financial Corporation (“FirstLight Corp.”) at a price equal to the fair value at the time of the contribution of $58.1 million ($51.8 million for our senior subordinated loan position and $6.3 million for our equity position).  As a result of the contribution, we fully exited our investment in FirstLight Corp., which reduced our investment commitments by $84.2 million, and recognized a net loss of $26.1 million.  Prior to such contribution, IHAM served as a sub-adviser to FirstLight Funding I, Ltd., a wholly owned subsidiary of FirstLight Corp. (“FirstLight Funding”).  Following such contribution, FirstLight Funding distributed to FirstLight Corp. substantially all of its assets (in the form of cash and investments).  In turn, FirstLight Corp. repaid in full the total outstanding amount of its senior subordinated loans (including the portion held by IHAM following the contribution transaction) and made a distribution to its stockholders (including IHAM following the contribution transaction).  In connection with the foregoing, IHAM ceased to be a sub-adviser to FirstLight Funding and IHAM became the collateral manager to FirstLight Corp. and the other entity invested in FirstLight Corp.

In addition, as of November 1, 2012, we had an investment backlog and pipeline of approximately $515 million and $535 million, respectively. Investment backlog includes transactions approved by our investment adviser’s investment committee and/or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. Investment pipeline includes transactions where due diligence and analysis are in process, but no formal mandate, letter of intent or signed commitment have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may syndicate a portion of these investments to third parties. We cannot assure you that we will make any of these investments or that we will syndicate any portion of these investments.

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

As of September 30, 2012, approximately 15% of the investments at fair value in our portfolio bore interest at fixed rates, approximately 74% bore interest at variable rates, 10% were non-interest earning and 1% were on non-accrual status. Additionally, for the variable rate investments, 69% of these investments contained interest rate floors (representing 51% of total investments at fair value). The Revolving Credit Facility, the Revolving Funding Facility and the SMBC Funding Facility all bear interest at variable rates with no interest rate floors, while the February 2022 Notes, October 2022 Notes, 2040 Notes, 2047 Notes and the Convertible Notes all bear interest at fixed rates.

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

Based on our September 30, 2012 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions)	Interest	Interest	Net
Basis Point Change	Income	Expense	Income
Up 300 basis points	$65.9	$17.7	$48.2
Up 200 basis points	$24.4	$11.8	$12.6
Up 100 basis points	$(11.9)	$5.9	$(17.8)
Down 100 basis points	$5.9	$(1.3)	$7.2
Down 200 basis points	$5.8	$(1.3)	$7.1
Down 300 basis points	$5.8	$(1.3)	$7.1

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

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Effective as of November 2, 2012, the Company amended its charter to increase the number of shares of common stock the Company is authorized to issue from 400,000,000 to 500,000,000 shares of common stock.  The Company effected the increase by filing Articles of Amendment (the “Amendment”) with the State Department of Assessments and Taxation of Maryland.

A copy of our Articles of Amendment and Restatement, as further amended by the Amendment, is filed as Exhibit 3.1 to this report and incorporated herein by reference.

Item 6. Exhibits.

EXHIBIT INDEX

Number	Description
3.1	Articles of Amendment and Restatement, as amended*
3.2	Second Amended and Restated Bylaws, as amended(1)
4.1	Form of Stock Certificate(2)
4.1	Third Supplemental Indenture, dated as of September 25, 2012, relating to the 5.875% Senior Notes due 2022, between Ares Capital Corporation and U.S. Bank National Association, as trustee(3)
4.2	Form of 5.875% Senior Notes due 2022(3)
10.1

Omnibus Amendment No. 1, dated as of September 14, 2012, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012)(4)

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

*                                         Filed herewith

(1)                                 Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q (File No. 814-00663) for the quarter ended June 30, 2010, filed on August 5, 2010.

(2)                                 Incorporated by reference to Exhibit (d) to the Registrant’s pre-effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-114656), filed on September 28, 2004.

(3)                                 Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Registrant’s Form 8-K (File No. 814-00663), filed on September 25, 2012.

(4)                                 Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-00663), filed on September 17, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES CAPITAL CORPORATION

Dated: November 5, 2012	By	/s/ MICHAEL J. AROUGHETI
Michael J. Arougheti
President

Dated: November 5, 2012	By	/s/ PENNI F. ROLL
Penni F. Roll
Chief Financial Officer