Form 10-K
period 2012-12-31
ARES CAPITAL CORP
filed 2013-02-27
CIK 1287750

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 814-00663

ARES CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	33-1089684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
245 Park Avenue, 44th Floor, New York, New York 10167 (Address of principal executive offices) (Zip Code)
(212) 750-7300 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Global Select Market
5.875% Senior Notes due 2022	The New York Stock Exchange
7.00% Senior Notes due 2022	The New York Stock Exchange
7.75% Senior Notes due 2040	The New York Stock Exchange
6.875% Senior Notes due 2047	The New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant on June 29, 2012, based on the closing price on that date of $15.96 on The NASDAQ Global Select Market, was approximately $3,545,525,891. As of February 26, 2013, there were 248,652,699 shares of the registrant's common stock outstanding.

         Portions of the registrant's Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

 PART I

Item 1.    Business

GENERAL

        Ares Capital Corporation, a Maryland corporation (together with its subsidiaries, where applicable, "Ares Capital" or the "Company," which may also be referred to as "we," "us" or "our"), is a specialty finance company that is a closed-end, non-diversified management investment company. We have elected to be regulated as a business development company, or a "BDC," under the Investment Company Act of 1940, as amended, and the rules and regulations promulgated thereunder or the "Investment Company Act." We were founded on April 16, 2004, were initially funded on June 23, 2004 and completed our initial public offering on October 8, 2004. We are one of the largest BDCs with approximately $6.4 billion of total assets as of December 31, 2012.

        We are externally managed by our investment adviser, Ares Capital Management LLC ("Ares Capital Management" or our "investment adviser"), a wholly owned subsidiary of Ares Management LLC ("Ares Management"), a global alternative asset manager and a Securities and Exchange Commission ("SEC") registered investment adviser with approximately $59 billion of total committed capital under management as of December 31, 2012. Ares Operations LLC ("Ares Operations" or our "administrator"), our administrator, a wholly owned subsidiary of Ares Management, provides certain administrative and other services necessary for us to operate.

        Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. However, we may from time to time invest in larger or smaller (in particular, for investments in early-stage and/or venture capital-backed) companies. We generally use the term "middle-market" to refer to companies with annual EBITDA between $10 million and $250 million. As used herein, EBITDA represents net income before net interest expense, income tax expense, depreciation and amortization.

        We invest primarily in first lien senior secured loans (including "unitranche" loans, which are loans that combine both senior and mezzanine debt, generally in a first lien position), second lien senior secured loans and mezzanine debt, which in some cases includes an equity component. First and second lien senior loans generally are senior debt instruments that rank ahead of subordinated debt of a given portfolio company. Mezzanine debt is subordinated to senior loans and is generally unsecured. Our investments in corporate borrowers generally range between $30 million and $400 million each, investments in project finance/power generation projects generally range between $10 million and $200 million each and investments in early-stage and/or venture capital-backed companies generally range between $1 million and $25 million each. However, the investment sizes may be more or less than these ranges and may vary based on, among other things, our capital availability, the composition of our portfolio and general micro- and macro-economic factors.

        To a lesser extent, we also make preferred and/or common equity investments, which have generally been non-control equity investments of less than $20 million (usually in conjunction with a concurrent debt investment). However, we may increase the size or change the nature of these investments.

        The proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating. In connection with our investing activities, we may make commitments with respect to indebtedness or securities of a potential portfolio company substantially in excess of our final investment. In such situations, while we may initially agree to fund up to a certain dollar amount of an investment, we may subsequently syndicate a portion of such amount (including, without limitation, to vehicles managed by our portfolio company, Ivy Hill Asset Management, L.P. ("IHAM")), such that we are left with a smaller investment than what was reflected in our original commitment. In addition to originating investments, we may also acquire investments in the secondary market.

        The first and second lien senior secured loans in which we invest generally have stated terms of three to 10 years and the mezzanine debt investments in which we invest generally have stated terms of up to 10 years, but the expected average life of such first and second lien loans and mezzanine debt is generally between three and seven years. However, we may invest in loans and securities with any maturity or duration. The instruments in which we invest typically are not rated by any rating agency, but we believe that if such instruments were rated, they would be below investment grade (rated lower than "Baa3" by Moody's Investors Service, lower than "BBB-" by Fitch Ratings or lower than "BBB-" by Standard & Poor's Rating Services), which, under the guidelines established by these entities, is an indication of having predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. Bonds that are rated below investment grade are sometimes referred to as "high yield bonds" or "junk bonds." We may invest without limit in debt or other securities of any rating, as well as debt or other securities that have not been rated by any nationally recognized statistical rating organization.

        We believe that our investment adviser, Ares Capital Management, is able to leverage the current investment platform, resources and existing relationships of Ares Management and its affiliated companies with financial sponsors, financial institutions, hedge funds and other investment firms to provide us with attractive investment opportunities. For the purposes of this document we refer to Ares Management and its affiliated companies (other than portfolio companies of its affiliated funds) as "Ares." In addition to deal flow, the Ares investment platform assists our investment adviser in analyzing, structuring and monitoring investments. Ares has been in existence for more than 15 years and its senior partners have an average of over 23 years experience in leveraged finance, private equity, distressed debt, commercial real estate finance, investment banking and capital markets. The Company has access to Ares' investment professionals and administrative professionals, who provide assistance in accounting, finance, legal, compliance, operations, information technology and investor relations. As of December 31, 2012, Ares had approximately 240 investment professionals and approximately 320 administrative professionals.

        Since our initial public offering on October 8, 2004 through December 31, 2012, our realized gains have exceeded our realized losses by approximately $194 million (excluding the one-time gain on the acquisition of Allied Capital Corporation (the "Allied Acquisition") and gains/losses from the extinguishment of debt and other assets). For this same time period, our exited investments have resulted in an aggregate cash flow realized internal rate of return to us of approximately 13% (based on original cash invested, net of syndications, of approximately $6.8 billion and total proceeds from such exited investments of approximately $8.3 billion). Approximately 72% of these exited investments resulted in an aggregate cash flow realized internal rate of return to us of 10% or greater. Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized. These internal rates of return results are historical results relating to our past performance and are not necessarily indicative of future results, the achievement of which cannot be assured.

        We and General Electric Capital Corporation and GE Global Sponsor Finance LLC (collectively, "GE") also co-invest through an unconsolidated vehicle, the Senior Secured Loan Fund LLC, which operates using the name "Senior Secured Loan Program" (the "SSLP"). The SSLP was initially formed in December 2007 by Allied Capital Corporation ("Allied Capital") and GE to co-invest in first lien senior secured loans of middle-market companies. In October 2009, we acquired from Allied Capital subordinated certificates issued by the SSLP and management rights in respect thereto. As of December 31, 2012, the SSLP had available capital of $9.0 billion of which approximately $6.3 billion in aggregate principal amount was funded at December 31, 2012. As of December 31, 2012, we had agreed to make available to the SSLP approximately $1.8 billion, of which approximately $1.2 billion was funded. The SSLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and GE (with approval from a representative of each required). As of December 31, 2012, our investment in the SSLP was approximately $1.3 billion at fair value (including unrealized appreciation of $25.8 million), which represented approximately 21% of our total portfolio at fair value.

        While our primary focus is to generate current income and capital appreciation through investments in first and second lien senior secured loans and mezzanine debt and, to a lesser extent, equity securities of eligible portfolio companies, we also may invest up to 30% of our portfolio in non-qualifying assets, as permitted by the Investment Company Act. Specifically, as part of this 30% basket, we may invest in entities that are not considered "eligible portfolio companies" (as defined in the Investment Company Act), including companies outside of the United States, entities that are operating pursuant to certain exceptions to the Investment Company Act, and publicly traded entities whose public equity market capitalization exceeds the levels provided for in the Investment Company Act.

        In the first quarter of 2011, the staff of the SEC (the "Staff") informally communicated to certain BDCs the Staff's belief that certain entities, which would be classified as an "investment company" under the Investment Company Act but for the exception from the definition of "investment company" set forth in Rule 3a-7 promulgated under the Investment Company Act, could not be treated as eligible portfolio companies (as defined in Section 2(a)(46) of the Investment Company Act) (i.e., in a BDC's 70% basket of "qualifying assets"). Subsequently, in August 2011 the SEC issued a concept release (the "Concept Release") which stated that "[a]s a general matter, the Commission presently does not believe that Rule 3a-7 issuers are the type of small, developing and financially troubled businesses in which Congress intended BDCs primarily to invest" and requested comment on whether or not a 3a-7 issuer should be considered an "eligible portfolio company." We provided a comment letter in respect of the Concept Release and continue to believe that the language of Section 2(a)(46) of the Investment Company Act permits a BDC to treat as "eligible portfolio companies" entities that rely on the 3a-7 exception. However, given the current uncertainty in this area (including the language in the Concept Release), we have, solely for purposes of calculating the composition of our portfolio pursuant to Section 55(a) of the Investment Company Act, identified such entities, which include the SSLP, as "non-qualifying assets" should the Staff ultimately take an official view that 3a-7 issuers are not "eligible portfolio companies."

        As of December 31, 2012, our portfolio company, IHAM, which became an SEC registered investment adviser effective March 30, 2012, managed 13 credit vehicles and served as the sub-manager/sub-servicer for three other credit vehicles (these vehicles managed or sub-managed/sub-serviced by IHAM are collectively referred to as the "IHAM Vehicles"), which are described in more detail under "Investments—Ivy Hill Asset Management, L.P." As of December 31, 2012, IHAM had total committed capital under management of approximately $3.3 billion, which included approximately $0.2 billion invested by Ares Capital in IHAM. In connection with IHAM's registration as a registered investment adviser, on March 30, 2012, we received exemptive relief from the SEC allowing us to, subject to certain conditions, own directly or indirectly up to 100% of IHAM's outstanding equity interests and make additional investments in IHAM.

About Ares

        Founded in 1997, Ares is a global alternative asset manager and an SEC registered investment adviser with approximately $59 billion of total committed capital under management and approximately 560 employees as of December 31, 2012.

        Ares specializes in originating and managing assets in both the leveraged finance, commercial real estate and private equity markets. Ares' leveraged finance activities include the origination, acquisition and management of senior loans, high yield bonds, mezzanine debt and special situation investments. Ares' commercial real estate activities generally focus on lending to U.S. middle-market real estate projects. Ares' private equity activities generally focus on control-oriented equity investments in under-capitalized companies with capital structure issues. Ares has the ability to invest across a capital structure, from senior debt to common equity. This flexibility, combined with Ares' "buy and hold" philosophy, enables Ares to structure an investment to meet the specific needs of a company rather than the less flexible demands of the public markets.

        The following chart shows the structure and various investment strategies of Ares as of December 31, 2012:

        Ares is organized around four primary investment platforms: Private Equity, Capital Markets, Private Debt and Commercial Real Estate. Ares' senior partners have been working together as a group for many years and have an average of over 23 years of experience in leveraged finance, private equity, distressed debt, commercial real estate, investment banking and capital markets. They are backed by a team of approximately 240 highly disciplined investment professionals which as of December 31, 2012 covered investments in more than 1,100 companies across over 30 industries. Ares' rigorous investment approach is based upon an intensive, independent financial analysis, with a focus on preservation of capital, diversification and active portfolio management. These fundamentals underlie Ares' investment strategy and have resulted in large pension funds, banks, insurance companies, endowments and high net worth individuals investing in Ares' funds.

Ares Capital Management

        Ares Capital Management, our investment adviser, is served by an origination, investment and portfolio management team of approximately 80 U.S.-based investment professionals as of December 31, 2012 and led by the senior partners of the Ares Private Debt Group: Michael Arougheti, Eric Beckman, Kipp deVeer, Mitchell Goldstein and Michael Smith. Ares Capital Management leverages off of Ares' investment platform and benefits from the significant capital markets, trading and research expertise of Ares' investment professionals. Ares Capital Management's investment committee has eight members, including the senior partners of the Ares Private Debt Group, senior partners in the Ares Private Equity Group and a senior adviser to the Ares Capital Markets Group.

MARKET OPPORTUNITY

        We believe that current market conditions present attractive opportunities for us to invest in middle-market companies; specifically:

  •
  We believe that the disruption and volatility in the credit markets over the last several years has reduced capital available to certain specialty finance companies and other capital providers, causing a reduction in competition. These market conditions may continue to create opportunities to achieve attractive risk-adjusted returns.

  •
  We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders are limited in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. These factors may result in opportunities for alternative funding sources to middle-market companies and therefore more new-issue market opportunities for us.

  •
  We believe that there is a lack of market participants that are willing to not only underwrite but also hold loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold our loans without having to syndicate them is a competitive advantage.

  •
  We believe there is a large pool of un-invested private equity capital for middle-market businesses. We expect private equity firms will seek to leverage their investments by combining equity capital with senior secured loans and mezzanine debt from other sources such as us.

  •
  We believe that the scheduled expirations of reinvestment periods for a significant amount of collateralized loan obligation vehicles may reduce the amount of funding available for larger middle-market businesses over time.

  •
  A significant volume of senior secured debt is expected to come due over the next several years and, accordingly, we believe that the volume of new financing opportunities could remain strong as many companies seek to refinance this indebtedness.

COMPETITIVE ADVANTAGES

        We believe that we have the following competitive advantages over other capital providers to middle-market companies:

The Ares Platform

        As of December 31, 2012, Ares had approximately $59 billion of total committed capital under management in the related asset classes of non-syndicated first and second lien corporate and commercial real estate loans, syndicated corporate and commercial real estate loans, high yield bonds, corporate and commercial real estate mezzanine debt and private equity. We believe Ares' current investment platform provides a competitive advantage in terms of access to origination and marketing activities and diligence for us. In particular, we believe that the Ares platform provides us with an advantage through its deal flow generation and investment evaluation process. Ares' asset management platform also provides additional market information, company knowledge and industry insight that benefit our investment and due diligence process. Ares' professionals maintain extensive financial sponsor and intermediary relationships, which provide valuable insight and access to transactions and information.

Seasoned Management Team

        The investment professionals in the Ares Private Debt Group and members of our investment adviser's investment committee also have significant experience investing across market cycles. This experience also provides us with a competitive advantage in identifying, originating, investing in and managing a portfolio of investments in middle-market companies.

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

Scale and Flexible Transaction Structuring

        We believe that being one of the largest BDCs makes us a more desirable and flexible capital provider, especially in competitive markets. We are flexible and have significant experience in structuring investments, including the types of investments and the terms associated with such investments. We believe this approach and experience enables our investment adviser to identify attractive investment opportunities throughout economic cycles and across a company's capital structure so we can make investments consistent with our stated investment objective and preserve principal while seeking appropriate risk adjusted returns. In addition, we have the ability to provide "one stop" financing with the ability to invest capital across the balance sheet and syndicate and hold larger investments than many of our competitors. We believe that the ability to underwrite, syndicate and hold larger investments benefits our stockholders by (a) potentially increasing net income and earnings through syndication, (b) increasing originated deal flow flexibility, (c) broadening market relationships and deal flow, (d) allowing us to optimize our portfolio composition and (e) allowing us to provide capital to a broader spectrum of middle-market companies, which we believe currently have limited access to capital from traditional lending sources. In addition, we believe that the ability to provide capital at every level of the balance sheet provides a strong value proposition to middle-market borrowers and our senior debt capabilities provide superior deal origination and relative value analysis capabilities compared to traditional "mezzanine only" lenders.

Experience with and Focus on Middle-Market Companies

        Ares has historically focused on investments in middle-market companies and we benefit from this experience. In sourcing and analyzing deals, our investment adviser benefits from Ares' extensive network of relationships focused on middle-market companies, including management teams, members of the investment banking community, private equity groups and other investment firms with whom Ares has had long-term relationships. We believe this network enables us to identify well-positioned prospective portfolio company investments. The Ares Private Debt Group works closely with Ares' other investment professionals. As of December 31, 2012, Ares oversaw a portfolio of investments in over 1,100 companies across over 30 industries, which provides access to an extensive network of relationships and insights into industry trends and the state of the capital markets.

Disciplined Investment Philosophy

        In making its investment decisions, our investment adviser has adopted Ares' long-standing, consistent, credit-based investment approach that was developed over 23 years ago by its founders. Specifically, our investment adviser's investment philosophy, portfolio construction and portfolio management involve an assessment of the overall macroeconomic environment and financial markets and company-specific research and analysis. Its investment approach emphasizes capital preservation, low volatility and minimization of downside risk. In addition to engaging in extensive due diligence from the perspective of a long-term investor, our investment adviser's approach seeks to reduce risk in investments by focusing on:

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

OPERATING AND REGULATORY STRUCTURE

        Our investment activities are managed by Ares Capital Management, which is wholly owned by Ares, and supervised by our board of directors, a majority of whom are independent of Ares and its affiliates. Ares Capital Management is registered under the Investment Advisers Act of 1940, or the "Advisers Act." Under our Amended and Restated Investment Advisory and Management Agreement with Ares Capital Management, referred to herein as our "investment advisory and management agreement," we have agreed to pay Ares Capital Management an annual base management fee based on our total assets, as defined under the Investment Company Act (other than cash and cash equivalents, but including assets purchased with borrowed funds), and an incentive fee based on our performance. See "Investment Advisory and Management Agreement." Ares Operations provides us with certain administrative and other services necessary for us to operate pursuant to an Amended and Restated Administration Agreement, referred to herein as our "administration agreement." See "Administration Agreement."

        As a BDC, we are required to comply with certain regulatory requirements. For example, we are not generally permitted to invest in any portfolio company in which a fund managed by Ares or any of its downstream affiliates (other than us and our downstream affiliates) currently has an investment. However, we may co-invest on a concurrent basis with funds managed by Ares or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. Certain types of co-investment transactions would only be permitted pursuant to an exemptive order from the SEC, for which we have applied. Any such order will be subject to certain terms and conditions. Further there is no assurance that this application for exemptive relief will be granted by the SEC.

        Also, while we may borrow funds to make investments, our ability to use debt is limited in certain significant aspects. In particular, BDC's must have at least 200% asset coverage calculated in accordance with the Investment Company Act in order to incur debt or issue preferred stock (which we refer to collectively as "senior securities"), which requires us to finance our investments with at least as much equity as senior securities in the aggregate. Certain of our credit facilities also require that we maintain asset coverage of at least 200%.

        In addition, as a consequence of our being a regulated investment company ("RIC") for U.S. federal income tax purposes, as well as our status as a BDC, our asset growth is dependent on our ability to raise equity capital through the issuance of common stock. RICs generally must distribute substantially all of their earnings to stockholders as dividends in order to preserve their status as a RIC and avoid corporate-level U.S. federal income tax. This requirement, in turn, generally prevents us from using earnings to support our operations including making new investments.

MARKET CONDITIONS

        Beginning in 2007, the global financial markets experienced stress, volatility, instability, illiquidity and disruption. While this volatility and disruption peaked in 2008 to 2009 and appears to have abated somewhat, the availability of capital and access to capital markets has been limited over the last several years. As the global liquidity situation and market conditions evolve, we will continue to monitor and adjust our approach to funding accordingly. Given the instability in the global markets over the past several years and the uncertainty around the strength of the U. S. economic recovery, there can be no assurances that these activities will be successful since such market conditions could worsen again in the future. If they do, we could face materially higher financing costs. Consequently, our operating strategy could be materially and adversely affected. See "Risk Factors—Risks Relating to Our Business—Capital markets have been in a period of disruption and instability for an extended period of time. These market conditions materially and adversely affected debt and equity capital markets in the United States, which had, and may in the future have, a negative impact on our business and operations."

        In connection with the prior depressed market conditions of the general economy, the stocks of BDCs as an industry have in the past traded at near historic lows as a result of concerns over liquidity, credit quality, leverage restrictions and distribution requirements. In some cases, certain BDCs became "forced sellers" of assets, defaulted on their indebtedness, decreased their distributions to stockholders or announced share repurchase programs. Although we believe that we currently have sufficient capital to fund our investments and operations, we cannot assure you that the market pressures we may face in the future will not have a material adverse effect on our business, financial condition and results of operations.

INVESTMENTS

Ares Capital Corporation Portfolio

        We have built an investment portfolio of primarily first and second lien loans, mezzanine debt and, to a lesser extent, equity investments in private middle-market companies. Our portfolio is well diversified by industry sector and its concentration to any single issuer is limited. Our largest investment as of December 31, 2012 was in the subordinated certificates of the SSLP. The SSLP consists of a diverse portfolio of first lien senior secured loans to 36 different borrowers as of December 31, 2012 and the portfolio companies in the SSLP are in industries similar to the companies in Ares Capital's portfolio. Our investment in the SSLP represented approximately 21% of our portfolio fair value as of December 31, 2012.

        Our debt investments in corporate borrowers generally range between $30 million and $400 million each, investments in project finance/power generation projects generally range between $10 million and $200 million each and investments in early-stage and/or venture capital-backed companies generally range between $1 million and $25 million each. However, the sizes of our investments may be more or less than these ranges and may vary based on, among other things, our capital availability, the composition of our portfolio and general micro- and macro-economic factors.

        Our preferred and/or common equity investments have generally been non-control equity investments of less than $20 million (usually in conjunction with a concurrent debt investment). However, we may increase the size or change the nature of these investments.

        In addition, the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating. In connection with our investing activities, we may make commitments with respect to indebtedness or securities of a potential portfolio company substantially in excess of our expected final hold size. In such situations, while we may initially agree to fund up to a certain dollar amount of an investment, we may subsequently syndicate a portion of such amount such that we are left with a smaller investment than what was reflected in our original commitment. We may also syndicate a "first out" tranche of a loan to an investor and retain a "last out" tranche of such loan, in which case the "first out" tranche of such loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. In addition to originating investments, we may also acquire investments in the secondary market.

        We make senior secured loans primarily in the form of first lien loans (including unitranche loans) and second lien loans. Our senior secured loans generally have terms of three to 10 years. In connection with our senior secured loans we generally receive a security interest in certain of the assets of the borrower and consequently such assets serve as collateral in support of the repayment of such senior secured loans. Senior secured loans are generally exposed to the least amount of credit risk because they typically hold a senior position with respect to scheduled interest and principal payments and security interests in assets of the borrower. However, unlike mezzanine debt, senior secured loans typically do not receive any stock, warrants to purchase stock or other yield enhancements. Senior secured loans may include both revolving lines of credit and term loans.

        Structurally, mezzanine debt usually ranks subordinate in priority of payment to senior secured loans and is often unsecured. However, mezzanine debt ranks senior to common and preferred equity in a borrowers' capital structure. Mezzanine debt investments offer lenders fixed returns in the form of interest payments and will often provide lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest. This equity interest typically takes the form of an equity co-investment and/or warrants. Due to its higher risk profile and often less restrictive covenants as compared to senior secured loans, mezzanine debt generally bears a higher stated interest rate than senior secured loans. The equity co-investment and warrants (if any) associated with a mezzanine debt investment typically allow lenders to receive repayment of their principal on an agreed amortization schedule while retaining their equity interest in the borrower. Equity issued in connection with mezzanine debt also may include a "put" feature, which permits the holder to sell its equity interest back to the borrower at a price determined through an agreed formula.

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

        We generally seek to invest in companies in the industries in which Ares' investment professionals have direct expertise. The following is a representative list of the industries in which we have invested:

  •
  Aerospace and Defense

  •
  Automotive Services

  •
  Business Services

  •
  Consumer Products

  •
  Containers and Packaging

  •
  Education

  •
  Energy

  •
  Environmental Services

  •
  Financial Services

  •
  Food and Beverage

  •
  Healthcare Services

  •
  Investment Funds and Vehicles

  •
  Manufacturing

  •
  Oil and Gas

  •
  Other Services

  •
  Restaurant and Food Services

  •
  Retail

  •
  Telecommunications

        However, we may invest in other industries if we are presented with attractive opportunities.

        The industrial and geographic compositions of our portfolio at fair value as of December 31, 2012 and 2011 were as follows:

	As of December 31,
	2012	2011
Industry
Investment Funds and Vehicles(1)	21.7%	23.6%
Healthcare Services	12.9	13.4
Education	7.8	11.2
Financial Services	7.3	6.4
Restaurants and Food Services	7.1	6.8
Other Services	6.7	2.5
Consumer Products	6.6	5.4
Business Services	6.4	6.6
Containers and Packaging	5.1	4.5
Energy	3.7	1.3
Automotive Services	3.4	1.1
Manufacturing	2.4	2.8
Aerospace and Defense	2.0	3.6
Telecommunications	1.6	2.0
Oil and Gas	1.0	0.7
Other	4.3	8.1

Total	100.0%	100.0%

(1)
Includes our investment in the SSLP, which had made first lien senior secured loans to 36 and 32 different borrowers as of December 31, 2012 and 2011, respectively. The portfolio companies in the SSLP are in industries similar to the companies in the Company's portfolio.

	As of December 31,
	2012	2011
Geographic Region
West	49.1%	48.4%
Midwest	19.2	14.5
Southeast	14.7	21.2
Mid Atlantic	12.8	12.8
Northeast	2.3	1.7
International	1.9	1.4

Total	100.0%	100.0%

Ivy Hill Asset Management, L.P.

        We have made investments in our portfolio company, IHAM, an SEC registered investment adviser, as well as in certain IHAM Vehicles. As of December 31, 2012, IHAM managed 13 credit vehicles and served as the sub-manager/sub-servicer for three other vehicles. As of December 31, 2012, IHAM had total committed capital under management of approximately $3.3 billion, which included approximately $0.2 billion invested by Ares Capital in IHAM.

        From time to time, IHAM or certain IHAM Vehicles may purchase investments from us or sell investments to us, in each case for a price equal to the fair market value of such investments determined at the time of such transactions.

        IHAM is party to an administration agreement, referred to herein as the "IHAM administration agreement," with our administrator, Ares Operations. Pursuant to the IHAM administration agreement, Ares Operations provides IHAM with, among other things, office facilities, equipment, clerical, bookkeeping and record keeping services, services relating to the marketing and sale of interests in vehicles managed by IHAM, services of, and oversight of, custodians, depositories, accountants, attorneys, underwriters and such other persons in any other capacity deemed to be necessary. Under the IHAM administration agreement, IHAM reimburses Ares Operations for all of the actual costs associated with such services, including Ares Operations' allocable portion of overhead and the cost of its officers, employees and respective staff in performing its obligations under the IHAM administration agreement.

INVESTMENT SELECTION

        Ares' investment philosophy was developed over the past 23 years and has remained consistent and relevant throughout a number of economic cycles. We are managed using a similar investment philosophy used by the investment professionals of Ares in Ares' private investment funds.

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

Issuance of Formal Commitment

        Once we have determined that a prospective portfolio company is suitable for investment, we work with the management and/or sponsor of that company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure of the investment. Approximately 5-7% of the investments initially reviewed by us eventually result in the issuance of formal commitments and the closing of such transactions.

Debt Investments

        We invest in portfolio companies primarily in the form of first lien senior secured loans (including unitranche loans), second lien senior secured loans and mezzanine debt. The first and second lien senior secured loans generally have terms of three to 10 years. In connection with our first and second lien senior secured loans we generally receive security interests in the assets of our portfolio companies that will serve as collateral in support of the repayment of such loans. First and second lien senior secured loans generally have floating interest rates, which may have LIBOR floors, and also may provide for some amortization of principal and excess cash flow payments, with the remaining principal balance due at maturity.

        We structure our mezzanine investments primarily as unsecured subordinated loans that provide for relatively high fixed interest rates that provide us with significant current interest income. The mezzanine debt investments generally have terms of up to 10 years. These loans typically have interest-only payments, with amortization of principal, if any, deferred to the later years of the mezzanine investment. In some cases, we may enter into loans that, by their terms, convert into equity or additional debt or defer payments of interest (or at least cash interest) for the first few years after our investment. Also, in some cases our mezzanine debt will be secured by a subordinated lien on some or all of the assets of the borrower.

        In some cases, our debt investments may provide for a portion of the interest payable to be payment-in-kind ("PIK") interest. To the extent interest is PIK, it will be payable through the increase of the principal amount of the loan by the amount of interest due on the then-outstanding aggregate principal amount of such loan.

        In the case of our first and second lien senior secured loans and mezzanine debt, we tailor the terms of the investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that aims to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. For example, in addition to seeking a senior position in the capital structure of our portfolio companies, we will seek, where appropriate, to limit the downside potential of our investments by:

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

ON-GOING RELATIONSHIPS WITH AND MONITORING OF PORTFOLIO COMPANIES

        We closely monitor each investment we make, maintain a regular dialogue with both the management team and other stakeholders and seek specifically tailored financial reporting. In addition, senior investment professionals may take board seats or obtain board observation rights for our portfolio companies. As of December 31, 2012, of our 152 portfolio companies, we were entitled to board seats or board observation rights on 50% of these companies.

        We seek to exert significant influence post-investment, in addition to covenants and other contractual rights and through board participation, when appropriate, by actively working with management on strategic initiatives. We often introduce managers of companies in which we have invested to other portfolio companies to capitalize on complementary business activities and best practices.

        Our investment adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our investment adviser grades the credit risk of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of acquisition), although it may also take into account under certain circumstances the performance of the portfolio company's business, the collateral coverage of the investment and other relevant factors. Under this system, investments with a grade of 4 involve the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit. Investments graded 3 involve a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 3. Investments graded 2 indicate that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due. An investment grade of 1 indicates that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 1, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 1, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit. For investments graded 1 or 2, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company. Our investment adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time.

        As of December 31, 2012, the weighted average grade of our portfolio was 3.1. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity."

MANAGERIAL ASSISTANCE

        As a BDC, we must offer, and must provide upon request, significant managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Ares Operations may provide all or a portion of this assistance pursuant to our administration agreement, the costs of which will be reimbursed by us. We may receive fees for these services.

COMPETITION

        Our primary competitors include public and private funds, commercial and investment banks, commercial finance companies, other BDCs and private equity funds, each of which we compete with for financing opportunities. Many of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. For example, some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC. For additional information concerning the competitive risks we face, see "Risk Factors—Risks Relating to Our Business—We operate in a highly competitive market for investment opportunities."

        We believe that the relationships of the members of our investment adviser's investment committee and of the senior partners of Ares enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest. We believe that Ares' professionals' deep and long-standing direct sponsor relationships and the resulting proprietary transaction opportunities that these relationships often present, provide valuable insight and access to transactions and information. We use the industry information of Ares' investment professionals to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies.

STAFFING

        We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees or affiliates of our investment adviser, Ares Capital Management, and our administrator, Ares Operations, each of which is a wholly owned subsidiary of Ares Management, pursuant to the terms of our investment advisory and management agreement and our administration agreement, respectively, each as described below. Each of our executive officers is an employee or affiliate of Ares Capital Management or Ares Operations. Our day-to-day investment activities are managed by our investment adviser. Most of the services necessary for the origination of our investment portfolio are provided by investment professionals employed by Ares Capital Management. Ares Capital Management has approximately 80 U.S.-based investment professionals who focus on origination, transaction development, investment and the ongoing monitoring of our investments. See "Investment Advisory and Management Agreement" below. We reimburse both Ares Capital Management and Ares Operations for a certain portion of expenses incurred in connection with such staffing, as described in more detail below. Because we have no employees, Ares Capital does not have a formal employee relations policy.

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

        The sole member of Ares Capital Management is Ares Management, a global alternative asset manager and an SEC registered investment adviser. As of December 31, 2012, Ares had approximately $59 billion of total committed capital under management.

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

Incentive Fee

        The incentive fee has two parts. The first part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the administration agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that we have not yet received in cash. Our investment adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued interest that we never actually receive. See "Risk Factors—Risks Relating to Our Business—There are significant potential conflicts of interest that could impact our investment returns" and "Risk Factors—Risks Relating to Our Business—We may be obligated to pay our investment adviser incentive compensation even if we incur a loss."

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

        The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income
Pre-incentive fee net investment income return
(expressed as a percentage of the value of net assets)

Percentage of pre-incentive fee net investment income
allocated to income-related portion of incentive fee

        These calculations will be appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter.

        The second part of the incentive fee (the "Capital Gains Fee"), is determined and payable in arrears as of the end of each calendar year (or, upon termination of our investment advisory and management agreement, as of the termination date) and is calculated at the end of each applicable year by subtracting (a) the sum of our cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (b) our cumulative aggregate realized capital gains, in each case calculated from October 8, 2004. Realized capital gains and losses include gains and losses on investments and foreign currencies, as well as gains and losses on extinguishment of debt and other assets. If such amount is positive at the end of such year, then the Capital Gains Fee for such year is equal to 20% of such amount, less the aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee for such year.

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

        Notwithstanding the foregoing, as a result of an amendment to the capital gains portion of the incentive fee under the investment advisory and management agreement (the "Capital Gains Amendment") that was approved on June 6, 2011, if we are required by generally accepted accounting principles ("GAAP") to record an investment at its fair value as of the time of acquisition instead of at the actual amount paid for such investment by us (including, for example, as a result of the application of the acquisition method of accounting), then solely for the purposes of calculating the Capital Gains Fee, the "accreted or amortized cost basis" of an investment shall be an amount (the "Contractual Cost Basis") equal to (1) (x) the actual amount paid by us for such investment plus (y) any amounts recorded in our financial statements as required by GAAP that are attributable to the accretion of such investment plus (z) any other adjustments made to the cost basis included in our financial statements, including PIK interest or additional amounts funded (net of repayments) minus (2) any amounts recorded in our financial statements as required by GAAP that are attributable to the amortization of such investment, whether such calculated Contractual Cost Basis is higher or lower than the fair value of such investment (as determined in accordance with GAAP) at the time of acquisition.

        We defer cash payment of any incentive fee otherwise earned by our investment adviser if during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made the sum of (a) the aggregate distributions to our stockholders and (b) the change in net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) is less than 7.0% of our net assets (defined as total assets less indebtedness) at the beginning of such period. Any deferred incentive fees are carried over for payment in subsequent calculation periods to the extent such payment is payable under our investment advisory and management agreement.

Payment of Our Expenses

        The services of all investment professionals and staff of our investment adviser, when and to the extent engaged in providing investment advisory and management services to us and routine overhead expenses of such personnel allocable to such services, are provided and paid for by Ares Capital Management. We bear all other costs and expenses of our operations and transactions, including, but not limited to, those relating to: rent; organization; calculation of our net asset value (including, but not limited to, the cost and expenses of any independent valuation firm); expenses incurred by Ares Capital Management payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies; interest payable on indebtedness, if any, incurred to finance our investments; offerings of our common stock and other securities; investment advisory and management fees; administration fees; fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments; transfer agent and custodial fees; registration fees; listing fees; taxes; independent directors' fees and expenses; costs of preparing and filing reports or other documents with the SEC; the costs of any reports, proxy statements or other notices to stockholders, including printing costs; to the extent we are covered by any joint insurance policies, our allocable portion of the insurance premiums for such policies; direct costs and expenses of administration, including auditor and legal costs; and all other expenses incurred by us or Ares Operations in connection with administering our business as described in more detail under "Administration Agreement" below.

Duration, Termination and Amendment

        At an in-person meeting of our board of directors on March 16, 2011, the form of our current investment advisory and management agreement, including two proposed amendments to our then existing investment advisory and management agreement, was approved by our board of directors with the recommendation that stockholders of the Company vote to approve the proposed amendments. On June 6, 2011, our stockholders approved the proposed amendments and we entered into a restated investment advisory and management agreement, reflecting such amendments on June 6, 2011. At an in-person meeting of our board of directors on May 3, 2012, our board of directors, including a majority of the directors who are not "interested persons" of the Company as defined in the Investment Company Act, voted to approve the continuation of the investment advisory and management agreement to June 6, 2013.

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

        In voting to approve the current investment advisory and management agreement, our board of directors, including all of the directors who are not "interested persons," of the Company, made the following conclusions:

  •
  Nature, Extent and Quality of Services.  Our board of directors considered the nature, extent and quality of the investment selection process employed by our investment adviser, including the flow of transaction opportunities resulting from Ares Capital Management's investment professionals' significant capital markets, trading and research expertise, the employment of Ares Capital Management's investment philosophy, diligence procedures, credit recommendation process, investment structuring, and ongoing relationships with and monitoring of portfolio companies, in light of the investment objective of the Company. Our board of directors also considered our investment adviser's personnel and their prior experience in connection with the types of investments made by us, including such personnel's network of relationships with intermediaries focused on middle-market companies. Our board of directors also considered the benefit and increasing costs of our investment adviser continuing to be able to recruit and retain top talent. In addition, our board of directors considered the other terms and conditions of the investment advisory and management agreement. Our board of directors concluded that the substantive terms of the investment advisory and management agreement (other than the fees payable thereunder, which our board of directors reviewed separately), including the services to be provided, are generally the same as those of comparable BDCs described in the available market data and that it would be difficult to obtain similar services of similar quality on a comparable basis from other third party services providers or through an internally managed structure. In addition, our board of directors considered the fact that we have the ability to terminate the investment advisory and management agreement without penalty upon 60 days' written notice to our investment adviser. Our board of directors further determined that our investment adviser is served by a dedicated origination, transaction development and investment team of investment professionals, and that these investment professionals have historically focused on investments in middle- market companies and have developed an investment evaluation process and an extensive network of relationships with financial sponsors and intermediaries focused on middle-market companies, which experience and relationships coincide with our investment objective and generally equal or exceed those of the management teams or investment advisers of other comparable BDCs described in the available market data.

  •
  Investment Performance.  Our board of directors reviewed the long-term and short-term investment performance of the Company and our investment adviser, as well as comparative data with respect to the long-term and short-term investment performance of other externally managed BDCs and their investment advisers. Our board of directors determined that our investment adviser was delivering results consistent with the investment objective of the Company and that the Company's investment performance was generally above average when compared to comparable BDCs. Our board of directors further determined that in light of the performance history of the Company, our investment adviser's extensive experience with our particular investment objectives and policies and our investment adviser's commitment to the Company, the investment performance of the Company was likely to remain consistent with the approval of the investment advisory and management agreement.

  •
  Costs of the Services Provided to the Company.  Our board of directors considered (i) comparative data based on publicly available information with respect to services rendered and the advisory fees (including the base management fee and incentive fees (including hurdle rates)) of other BDCs with similar investment objectives, our operating expenses and expense ratios compared to other BDCs of similar size and with similar investment objectives and (ii) the administrative services that our administrator will provide to us at cost. Based upon its review, our board of directors determined that the fees to be paid under the investment advisory and management agreement are generally equal to or less than those payable under agreements of comparable BDCs described in the available market data. In addition, after examining market data, information prepared by management and a detailed discussion with management, our board of directors determined that while our total expenses (adjusted for certain non-recurring items and including interest expense and credit facility fees) as a percentage of assets for the year ended December 31, 2011 were slightly above average as compared to those disclosed in market data by comparable BDCs, our total expenses (adjusted for certain non-recurring items and excluding interest expense and credit facility fees) as a percentage of assets for the year ended December 31, 2011 were similar to or lower than those disclosed by comparable BDCs. Our board of directors noted that the slightly above average total expenses as a percentage of assets were attributable to increased interest expense as a result of our strategy of decreasing our balance sheet risk by extending debt maturities and refinancing short-term borrowings under floating rate secured debt with long-term fixed rate unsecured debt. Our board of directors further noted that many of our BDC competitors have been unable to access such unsecured debt.

  •
  Economies of Scale.  Our board of directors considered information about the potential for our stockholders to experience economies of scale as the Company grows in size. Our board of directors considered that the private debt business is one of the least scalable businesses because it requires additional resources as it grows and also considered that because there are no break points in our investment adviser's fees, any benefits resulting from the growth in the Company's assets where the Company's fixed costs did not increase proportionately would not inure to the benefit of the stockholders. Taking into account such information, the board determined that the advisory fee structure with respect to the investment advisory and management agreement was reasonable and that no changes were currently necessary to reflect economies of scale.

  •
  Estimated Pro Forma Profitability of the Investment Adviser.  Our board of directors considered information about our investment adviser's budget and determined that, based on the information available to our board of directors, our investment adviser's estimated pro forma profitability with respect to managing the Company was generally equal to or less than the profitability of investment advisers managing comparable BDCs. Our board of directors noted that no market data was available for such advisers and that such determination was based, in particular, on the fact that the management fee payable to our investment adviser is 1.50%

    (compared to 2.00% for certain of the Company's competitors) and is not paid on cash or cash equivalents held by the Company (unlike several of the Company's competitors).

  •
  Limited Potential for Additional Benefits Derived by the Investment Adviser.  Our board of directors considered whether there was potential for additional benefits, such as soft dollar arrangements with brokers, to be derived by our investment adviser and its affiliates as a result of our relationship with our investment adviser and noted that it believed any such potential was limited.

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

        Conflicts of interest may arise if our investment adviser seeks to change the terms of our investment advisory and management agreement, including, for example, the amount of the management fee, the incentive fee or other compensation terms. Material amendments to our investment advisory and management agreement must be approved by the affirmative vote of the holders of a majority of our outstanding voting securities and by a majority of our independent directors, and we may from time to time decide it is appropriate to seek the requisite approval to change the terms of the agreement.

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

ADMINISTRATION AGREEMENT

        We are also party to a separate administration agreement with Ares Operations, an affiliate of our investment adviser and a wholly owned subsidiary of Ares Management. Our board of directors approved the continuation of our administration agreement on May 3, 2012, which extended the term of the agreement to June 1, 2013. Pursuant to the administration agreement, Ares Operations furnishes us with office equipment and clerical, bookkeeping and record keeping services at our office facilities. Under the administration agreement, Ares Operations also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology, and investor relations, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Operations assists us in determining and publishing our net asset value, assists us in providing managerial assistance to our portfolio companies, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement are equal to an amount based upon our allocable portion of Ares Operations' overhead and other expenses (including travel expenses) incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the compensation of certain of our officers (including our chief compliance officer, chief financial officer, general counsel, treasurer and assistant treasurer) and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60 days' written notice to the other party.

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

LEVERAGE

        We may from time to time borrow funds to make investments, a practice known as "leverage," to attempt to increase returns to our stockholders. With certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as calculated in accordance with the Investment Company Act, equals at least 200% after such borrowing. The amount of leverage that we employ at any particular time will depend on our investment adviser's and our board of directors' assessments of market and other factors at the time of any proposed borrowing. As of February 22, 2013, we had $2.0 billion of total principal debt outstanding under the various debt instruments described below. See "Risk Factors—Risks Relating to Our Business—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing with us."

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

        We are party to a revolving credit facility, which as of December 31, 2012, allows us to borrow up to $900 million at any one time outstanding (the "Revolving Credit Facility"). The Revolving Credit

Facility also includes an "accordion" feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $1.35 billion. The Revolving Credit Facility matures on May 4, 2016. Subject to certain exceptions, the interest rate charged on the Revolving Credit Facility is based on LIBOR plus an applicable spread of 2.25% (with no LIBOR floor) or on a "base rate" (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 1.25% (with no base rate floor).

        Our wholly owned subsidiary, Ares Capital CP Funding LLC ("Ares Capital CP"), is party to a revolving funding facility, which as of December 31, 2012, allows us to borrow up to $620 million at any one time outstanding (the "Revolving Funding Facility"). The Revolving Funding Facility provides for a three-year reinvestment period until April 18, 2015 and has a stated maturity of April 18, 2017. Subject to certain exceptions, the interest rate charged on the Revolving Funding Facility is based on LIBOR plus an applicable spread of between 2.25% and 2.50% (with no LIBOR floor) or on a "base rate" (as defined in the agreements governing the Revolving Funding Facility) plus an applicable spread of between 1.25% and 1.50% (with no base rate floor), in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the Revolving Funding Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments" and Note 19 to our consolidated financial statements for the year ended December 31, 2012 for information on a recent amendment to the Revolving Funding Facility.

        Our wholly owned subsidiary, Ares Capital JB Funding LLC ("ACJB LLC") is party to a revolving funding facility with Sumitomo Mitsui Banking Corporation ("SMBC"), which as of December 31, 2012, allows us to borrow up to $400 million at any one time outstanding (the "SMBC Funding Facility" and together with the Revolving Credit Facility and the Revolving Funding Facility, the "Facilities"). The SMBC Funding Facility provides for a three-year reinvestment period until September 14, 2015 and has a stated maturity of September 14, 2020. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. Subject to certain exceptions, the interest rate charged on the SMBC Funding Facility is based on LIBOR plus 2.125% (with no LIBOR floor) or on a "base rate" (as defined in the agreements governing the SMBC Funding Facility) plus an applicable spread of 1.125% (with no base rate floor).

        The Company currently has approximately $1.2 billion aggregate principal amount of convertible senior unsecured notes outstanding comprised of $575.0 million aggregate principal amount of convertible senior unsecured notes that mature on February 1, 2016 and bear interest at a rate of 5.75% (the "February 2016 Convertible Notes"), $230.0 million aggregate principal amount of convertible senior unsecured notes that mature on June 1, 2016 and bear interest at a rate of 5.125% (the "June 2016 Convertible Notes"), $162.5 million aggregate principal amount of convertible senior unsecured notes that mature on March 15, 2017 and bear interest at rate of 4.875% (the "2017 Convertible Notes") and $270.0 million aggregate principal amount of convertible senior unsecured notes that mature on January 15, 2018 and bear interest at a rate of 4.75% (the "2018 Convertible Notes", and together with the February 2016 Convertible Notes, the June 2016 Convertible Notes and the 2017 Convertible Notes, the "Convertible Unsecured Notes").

        The Company also currently has approximately $756.3 million aggregate principal amount of senior unsecured notes outstanding comprised of $143.8 million aggregate principal amount of senior unsecured notes that mature on February 15, 2022 and bear interest at a rate of 7.00% (the "February 2022 Notes"), $182.5 million aggregate principal amount of senior unsecured notes that mature on October 1, 2022 and bear interest at a rate of 5.875% (the "October 2022 Notes"), $200.0 million aggregate principal amount of senior unsecured notes that mature on October 15, 2040 and bear interest at a rate of 7.75% (the "2040 Notes") and $230.0 million aggregate principal amount of senior unsecured notes that mature on April 15, 2047 and bear interest at a rate of 6.875% (the "2047 Notes" and together with the February 2022 Notes, the October 2022 Notes and the 2040 Notes, the "Unsecured Notes"). The Unsecured Notes are listed on The New York Stock Exchange.

        We intend to continue borrowing under the Facilities in the future and we may increase the size of the Facilities, add additional credit facilities or otherwise issue additional debt securities or other evidences of indebtedness in the future, although there can be no assurance that we will be able to do so.

        For more information on the Company's debt, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources."

REGULATION

        We have elected to be regulated as a BDC under the Investment Company Act and have elected to be treated as a RIC under the Internal Revenue Code of 1986, as amended (the "Code"). As with other companies regulated by the Investment Company Act, a BDC must adhere to certain substantive regulatory requirements. The Investment Company Act contains prohibitions and restrictions relating to certain transactions between BDCs and certain affiliates (including any investment advisers or sub-advisers), principal underwriters and certain affiliates of those affiliates or underwriters. Among other things, we generally cannot invest in any portfolio company in which funds managed by Ares or any of its downstream affiliates (including Ares Capital Management) (other than Ares Capital and its downstream affiliates) currently has an investment (although we may co-invest on a concurrent basis with other funds managed by Ares or any of its downstream affiliates (including Ares Capital Management), subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures). Certain types of co-investment transactions would only be permitted pursuant to an exemptive order from the SEC, for which we have applied. Any such order will be subject to certain terms and conditions. Further, there is no assurance that the application for exemptive relief will be granted by the SEC.

        The Investment Company Act also requires that a majority of our directors be persons other than "interested persons," as that term is defined in Section 2(a)(19) of the Investment Company Act, referred to herein as "independent directors." In addition, the Investment Company Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless that change is approved by holders of at least a majority of our outstanding voting securities. Under the Investment Company Act, the vote of holders of at least a "majority of outstanding voting securities" means the vote of the holders of the lesser of: (a) 67% or more of the outstanding shares of our common stock present at a meeting or represented by proxy if holders of more than 50% of the shares of our common stock are present or represented by proxy or (b) more than 50% of the outstanding shares of our common stock.

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

RISKS RELATING TO OUR BUSINESS

Capital markets have been in a period of disruption and instability for an extended period of time. These market conditions materially and adversely affected debt and equity capital markets in the United States, which had, and may in the future have, a negative impact on our business and operations.

        The global capital markets have been in an extended period of instability as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While recent market conditions have improved there have been continuing periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves or worsen in the future. If these adverse and volatile market conditions worsen, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2012 annual stockholders meeting, subject to certain determinations required to be made by our board of directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock, at a price below the then current net asset value per share during a period beginning on June 4, 2012 and expiring on the earlier of June 4, 2013 and the date of our 2013 annual stockholders meeting. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as calculated in accordance with the Investment Company Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

        Moreover, the re-appearance of market conditions similar to those experienced from 2007 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness under similar terms and any failure to do so could have a material adverse effect on our business.

        Given the extreme volatility and dislocation in the capital markets over the past several years, many BDCs have faced, and may in the future face, a challenging environment in which to raise or access capital. At times during the recent significant changes in the capital markets, our ability to raise capital was affected and consequently the pace of our investment activity had slowed. In addition, significant changes in the capital markets, including the extreme volatility and disruption over the past several years, has had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can adversely affect our investment valuations. Further, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse impact on our business, financial condition or results of operations.

A failure on our part to maintain our status as a BDC would significantly reduce our operating flexibility.

        If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the Investment Company Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility. In addition, any such failure could cause an event of default under our outstanding indebtedness, which could have a material adverse effect on our business, financial condition or results of operations.

We are dependent upon certain key personnel of Ares for our future success and upon their access to other Ares investment professionals.

        We depend on the diligence, skill and network of business contacts of certain key personnel of the Ares Private Debt Group. We also depend, to a significant extent, on access to the investment professionals of other groups within Ares and the information and deal flow generated by Ares' investment professionals in the course of their investment and portfolio management activities. Our future success depends on the continued service of the key personnel of the Ares Private Debt Group. The departure of any of these individuals, or of a significant number of the investment professionals or partners of Ares, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure you that Ares Capital Management will remain our investment adviser or that we will continue to have access to Ares' investment professionals or its information and deal flow. Further, there can be no assurance that Ares Capital will replicate Ares' historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by other Ares managed funds.

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

        We will need to periodically access the capital markets to raise cash to fund new investments in excess of our repayments. We have elected to be treated as a RIC and operate in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs. Among other things, in order to maintain our RIC status, we must distribute to our stockholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income, and, as a result, such distributions will not be available to fund investment originations. We must continue to borrow from financial institutions and issue additional securities to fund our growth. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

        In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as "senior securities," such that our asset coverage, as calculated in accordance with the Investment Company Act, equals at least 200% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. The amount of leverage that we employ will depend on our investment adviser's and our board of directors' assessments of market and other factors at the time of any proposed borrowing or issuance of senior securities. We cannot assure you that we will be able to maintain our current Facilities, obtain other lines of credit or issue senior securities at all or on terms acceptable to us.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

        We may issue senior securities or borrow money from banks or other financial institutions, up to the maximum amount permitted by the Investment Company Act. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as calculated in accordance with the Investment Company Act, equals at least 200% after each such incurrence or issuance. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. In addition, our inability to satisfy this test could cause an event of default under our existing indebtedness. If we cannot satisfy this test, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2012, our asset coverage calculated in accordance with the Investment Company Act was 282%. Also, to generate cash for funding new investments, we may in the future seek to issue additional debt or to securitize certain of our loans. The Investment Company Act may impose restrictions on the structure of any such securitization.

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

        At our 2012 annual stockholders meeting, subject to certain determinations required to be made by our board of directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock, at a price below the then current net asset value per share during a period beginning on June 4, 2012 and expiring on the earlier of June 4, 2013 and the date of our 2013 annual stockholders meeting.

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

        As of December 31, 2012, we had $300.0 million of outstanding borrowings under our Facilities, $756.3 million in aggregate principal amount outstanding of the Unsecured Notes and $1,237.5 million in aggregate principal amount outstanding of the Convertible Unsecured Notes. In order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2012, we must achieve annual returns on our December 31, 2012 total assets of at least 2.0%. The weighted average stated interest rate charged on our outstanding indebtedness as of December 31, 2012 was 5.5%. We intend to continue borrowing under the Facilities in the future and we may increase the size of the Facilities or issue additional debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our investment adviser's and our board of directors' assessments of market and other factors at the time of any proposed borrowing.

        Our Facilities, the Unsecured Notes and the Convertible Unsecured Notes impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC. A failure to renew our Facilities or to add new or replacement debt facilities or issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition or results of operations.

        The following table illustrates the effect on return to a holder of our common stock of the leverage created by our use of borrowing at the weighted average stated interest rate of 5.5% as of December 31, 2012, together with (a) our total value of net assets as of December 31, 2012; (b) $2,293.8 million in aggregate principal amount of indebtedness outstanding as of December 31, 2012 and (c) hypothetical annual returns on our portfolio of minus 15% to plus 15%.

Assumed Return on Portfolio (Net of Expenses)(1)	-15%	-10%	-5%	0%	5%	10%	15%
Corresponding Return to Common Stockholders(2)	-27%	-19%	-11%	-3%	5%	13%	21%

(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2012. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2012.

(2)
In order to compute the "Corresponding Return to Common Stockholders," the "Assumed Return on Portfolio" is multiplied by the total value of our assets at December 31, 2012 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 5.5% by the $2,293.8 million of principal debt) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of December 31, 2012 to determine the "Corresponding Return to Common Stockholders."

In addition to regulatory requirements that restrict our ability to raise capital, the Facilities, the Unsecured Notes and the Convertible Unsecured Notes contain various covenants that, if not complied with, could accelerate repayment under the Facilities, the Unsecured Notes and the Convertible Unsecured Notes, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

        The agreements governing the Facilities, the Unsecured Notes and the Convertible Unsecured Notes require us to comply with certain financial and operational covenants. These covenants may include, among other things:

  •
  restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets;

  •
  restrictions on our ability to incur liens; and

  •
  maintenance of a minimum level of stockholders' equity.

        As of the date of this Annual Report, we are in compliance in all material respects with the covenants of the Facilities, the Unsecured Notes and the Convertible Unsecured Notes. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. For example, depending on the condition of the public debt and equity markets and pricing levels, unrealized depreciation in our portfolio may increase in the future. Any such increase could result in our inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of stockholders' equity.

        Accordingly, although we believe we will continue to be in compliance, there are no assurances that we will continue to comply with the covenants in the Facilities, the Unsecured Notes and the

Convertible Unsecured Notes. Failure to comply with these covenants could result in a default under the Facilities, the Unsecured Notes or the Convertible Unsecured Notes that, if we were unable to obtain a waiver from the lenders or holders of such indebtedness, as applicable, such lenders or holders could accelerate repayment under such indebtedness and thereby have a material adverse impact on our business, financial condition and results of operations.

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

We may be subject to additional U.S. federal corporate-level taxes if we fail to maintain our status as a RIC.

        We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs. As a RIC, we generally will not pay U.S. federal corporate-level income taxes on our income and net capital gains that we distribute to our stockholders as dividends on a timely basis. We will be subject to U.S. federal corporate-level income tax on any undistributed income and/or gains. To maintain our status as a RIC, we must meet certain source of income, asset diversification and annual distribution requirements. We may also be subject to certain U.S. federal excise taxes, as well as state, local and foreign taxes.

        To satisfy the annual distribution requirement for a RIC we must distribute to our stockholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income for each year. We have the ability to pay a large portion of our dividends in shares of our stock, and as long as a portion of such dividend is paid in cash and other requirements are met, such stock dividends will be taxable as a dividend for U.S. federal income tax purposes. This may result in our U.S. stockholders having to pay tax on such dividends, even if no cash is received, and may result in our non-U.S. stockholders being subject to withholding tax in respect of amounts distributed in our stock.

Because we use debt financing, we are subject to certain asset coverage ratio requirements under the Investment Company Act and financial covenants under our indebtedness that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our status as a RIC and, thus, may be subject to corporate-level income tax on all of our income and/or gains.

        To maintain our status as a RIC, in addition to the annual distribution requirement, we must also meet certain annual source of income requirements at the end of each taxable year and asset diversification requirements at the end of each calendar quarter. Failure to meet these requirements may result in our having to (a) dispose of certain investments quickly or (b) raise additional capital to prevent the loss of RIC status. Because most of our investments are in private companies and are generally illiquid, any such dispositions may be at disadvantageous prices and may result in losses. Also, the rules applicable to our qualification as a RIC are complex with many areas of uncertainty. Accordingly, no assurance can be given that we have qualified or will continue to qualify as a RIC. If we fail to maintain our status as a RIC for any reason and become subject to regular "C" corporation income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and on any investment in us. The "Regulated Investment Company Modernization Act of 2010," which is effective for 2011 and later tax years, provides some relief from RIC disqualification due to failures of the source of income and asset diversification requirements, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the source of income or asset diversification requirements.

We may have difficulty paying our required distributions under applicable tax rules if we recognize income before or without receiving cash representing such income.

        For U.S. federal income tax purposes, we are required to include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise, for example, if we receive warrants in connection with the making of a loan, or PIK interest representing contractual interest added to the loan principal balance and due at the end of the loan term. Such original issue discount or PIK interest is included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash, including, for example, amounts attributable to hedging and foreign currency transactions or cancellation of indebtedness income resulting from a restructuring of an investment in debt securities.

        Since, in certain cases, we may recognize income before or without receiving cash in respect of such income, we may have difficulty meeting the U.S. federal income tax requirement to distribute generally an amount equal to at least 90% of our investment company taxable income to maintain our status as a RIC. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thus be subject to additional corporate-level income taxes. Such a failure would have a material adverse effect on us and on any investment in us.

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

        Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to 10 years. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term securities. A decline in the prices of the debt we own could adversely affect the trading price of our common stock. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

Most of our portfolio investments are not publicly traded and, as a result, the fair value of these investments may not be readily determinable.

        A large percentage of our portfolio investments are not publicly traded. The fair value of investments that are not publicly traded may not be readily determinable. We value these investments quarterly at fair value as determined in good faith by our board of directors based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions). The valuation process is conducted at the end of each fiscal quarter, with a minimum of 50% (based on value) of our valuations of portfolio companies without readily available market quotations subject to review by an independent valuation firm each quarter. However, we may use these independent valuation firms to review the value of our investments more frequently, including in connection with the occurrence of significant events or changes in value affecting a particular investment. In addition, our independent accountants review our valuation process as part of their overall integrated audit.

        The types of factors that may be considered in valuing our investments include the enterprise value of the portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, a comparison of the portfolio company's securities to similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our valuation. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed and may differ materially from the values that we may ultimately realize. Our net asset value per share could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we realize upon disposition of such investments.

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

        Certain of our executive officers and directors, and members of the investment committee of our investment adviser, serve or may serve as officers, directors or principals of other entities and affiliates of our investment adviser and investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders' best interests or that may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. Certain members of our investment adviser's investment committee have significant responsibilities for other Ares funds. For example, Mr. Rosenthal is required to devote a substantial majority of his business time to the affairs of the Ares Private Equity Group. Similarly, although the professional staff of our investment adviser will devote as much time to the management of the Company as appropriate to enable our investment adviser to perform its duties in accordance with the investment advisory and management agreement, the investment professionals of our investment adviser may have conflicts in allocating their time and services among the Company, on the one hand, and investment vehicles managed by Ares or one or more of its affiliates, on the other hand. These activities could be viewed as creating a conflict of interest insofar as the time and effort of the professional staff of our investment adviser and its officers and employees will not be devoted exclusively to the business of the Company but will instead be allocated between the business of the Company and the management of these other investment vehicles. However, Ares believes that the efforts of such individuals are synergistic with and beneficial to the affairs of Ares Capital and these other investment vehicles managed by Ares or its affiliates.

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

        We are party to an administration agreement with our administrator, Ares Operations, a wholly owned subsidiary of Ares Management, pursuant to which our administrator furnishes us with certain administrative and other services and we pay our administrator at cost our allocable portion of overhead and other expenses (including travel expenses) incurred by our administrator in performing its obligations under our administration agreement, including our allocable portion of the cost of certain of our officers (including our chief compliance officer, chief financial officer, general counsel, secretary and treasurer) and their respective staffs, but not investment professionals.

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

        We are party to a New York office lease that will expire in February 2026 pursuant to which we are leasing office facilities from a third party. We are also party to an office sublease with Ares Commercial Real Estate Management LLC ("ACREM"), a wholly owned subsidiary of Ares Management and the manager of Ares Commercial Real Estate Corporation, pursuant to which we are subleasing approximately 12% of ACREM's Chicago office space for a fixed rent equal to 12% of the basic annual rent payable by ACREM under its Chicago office lease, plus certain additional costs and expenses. We also entered into separate subleases with Ares Management and IHAM, pursuant to which Ares Management and IHAM sublease approximately 15% and 20%, respectively, of our New York office space, for a fixed rent equal to 15% and 20%, respectively, of the basic annual rent payable by us under our office lease, plus certain additional costs and expenses.

        As a result of the arrangements described above, there may be times when the management team of Ares (including those members of management focused primarily on managing Ares Capital) has interests that differ from those of yours, giving rise to a conflict.

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

        On July 21, 2010, President Obama signed into law the Dodd-Frank Act. Many of the provisions of the Dodd-Frank Act have had extended implementation periods and delayed effective dates and have required extensive rulemaking by regulatory authorities. While many of the rules required to be written have been promulgated, some have not yet been implemented. Many of these rules will be implemented in 2013. Although the full impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including the rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

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

        As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our board of directors. We may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company's securities to similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer unrealized losses, which could have a material adverse impact on our business, financial condition and results of operations.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

        Many of our portfolio companies may be susceptible to economic downturns or recessions (including the economic downturn that began in 2007) and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results. We experienced to some extent such effects during the economic downturn that began in 2007 and may experience such effects again in any future downturn or recession.

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

  •
  changes in laws and regulations, as well as their interpretations, may adversely affect their business, financial structure or prospects; and

  •
  they may have difficulty accessing the capital markets to meet future capital needs.

Our debt investments may be risky and we could lose all or part of our investment.

        The debt that we invest in is typically not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than "Baa3" by Moody's Investors Service, lower than "BBB-" by Fitch Ratings or lower than "BBB-" by Standard & Poor's Ratings Services), which under the guidelines established by these entities is an indication of having predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. Bonds that are rated below investment grade are sometimes referred to as "high yield bonds" or "junk bonds." Therefore, our investments may result in an above average amount of risk and volatility or loss of principal.

        Our investment portfolio includes our investment in the SSLP, which as of December 31, 2012 represented approximately 21% of our portfolio at fair value. While the SSLP's portfolio is comprised of 36 separate first lien senior secured loans, any material degradation of the performance of these loans in the aggregate could have a material adverse effect on our business, financial condition and results of operations. We also may invest in assets other than first and second lien and mezzanine debt investments, including high-yield securities, U.S. government securities, credit derivatives and other structured securities and certain direct equity investments. These investments entail additional risks that could adversely affect our investment returns.

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

        Additionally, when we invest in first lien senior secured loans (including unitranche loans), second lien senior secured loans or mezzanine debt, we may acquire warrants or other equity securities as well. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

        The rights we may have with respect to the collateral securing any junior priority loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements (including agreements governing "first out" and "last out" structures) that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that senior obligations are outstanding, we may forfeit certain rights with respect to the collateral to the holders of the senior obligations. These rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of such enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral and the right to waive past defaults under collateral documents. We may not have the ability to control or direct such actions, even if as a result our rights as junior lenders are adversely affected.

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

We may expose ourselves to risks if we engage in hedging transactions.

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

        Shares of closed-end investment companies frequently trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to predict whether any shares of our common stock will trade at, above, or below net asset value. In the recent past, including during much of 2009, the stocks of BDCs as an industry, including at times shares of our common stock, traded below net asset value and at near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2012 annual stockholders meeting, subject to certain determinations required to be made by our board of directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock, at a price below the then current net asset value per share during a period beginning on June 4, 2012 and expiring on the earlier of June 4, 2013 and the date of our 2013 annual stockholders meeting.

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

        We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our board of directors into three classes serving staggered three-year terms, and provisions of our charter authorizing our board of directors to classify or reclassify shares of our stock into one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our charter from time to time, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may discourage, delay, defer, make more difficult or prevent a transaction or a change in control that might otherwise be in your best interest.

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

        The capital and credit markets have experienced periods of extreme volatility and disruption over the past several years. The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

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

  •
  future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities, including the Convertible Unsecured Notes;

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

We may in the future determine to issue preferred stock, which could adversely affect the market value of our common stock.

        The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any dividends or other payments to our common stockholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the Investment Company Act, preferred stock constitutes a "senior security" for purposes of the 200% asset coverage test.

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

Our stockholders may experience dilution upon the conversion of the Convertible Unsecured Notes.

        The February 2016 Convertible Notes are convertible into shares of our common stock beginning August 15, 2015 or, under certain circumstances, earlier. The June 2016 Convertible Notes are convertible into shares of our common stock beginning on December 15, 2015 or, under certain circumstances, earlier. The 2017 Convertible Notes are convertible into shares of our common stock beginning on September 15, 2016 or, under certain circumstances, earlier. The 2018 Convertible Notes are convertible into shares of our common stock beginning on July 15, 2017 or, under certain circumstances, earlier. Upon conversion of the Convertible Unsecured Notes, we have the choice to pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. The current conversion price of the February 2016 Convertible Notes is approximately $18.89 per share of common stock, the current conversion price of the June 2016 Convertible Notes is approximately $18.80 per share, the current conversion price of the 2017 Convertible Notes is approximately $19.21 per share and the current conversion price of the 2018 Convertible Notes is approximately $19.81 per share, in each case subject to adjustment in certain circumstances. If we elect to deliver shares of common stock upon a conversion at the time our tangible book value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the Convertible Unsecured Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.

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

        Sales of substantial amounts of our common stock, or the availability of such common stock for sale (including as a result of the conversion of our Convertible Unsecured Notes into common stock), could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

The trading market or market value of our publicly issued debt securities may fluctuate.

        Our publicly issued debt securities may or may not have an established trading market. We cannot assure our noteholders that a trading market for our publicly issued debt securities will ever develop or be maintained if developed. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, our publicly issued debt securities. These factors include, but are not limited to, the following:

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

        Our noteholders should also be aware that there may be a limited number of buyers when they decide to sell their debt securities. This too may materially adversely affect the market value of the debt securities or the trading market for the debt securities.

Terms relating to redemption may materially adversely affect our noteholders return on any debt securities that we may issue.

        If our noteholders' debt securities are redeemable at our option, we may choose to redeem their debt securities at times when prevailing interest rates are lower than the interest rate paid on their debt securities. In addition, if our noteholders' debt securities are subject to mandatory redemption, we may be required to redeem their debt securities also at times when prevailing interest rates are lower than the interest rate paid on their debt securities. In this circumstance, our noteholders may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as their debt securities being redeemed.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We do not own any real estate or other physical properties materially important to our operation. Our headquarters are currently located at 245 Park Avenue, 44th Floor, New York, New York 10167. We rent the New York office space directly from a third party pursuant to a lease that expires in February 2026. We entered into separate subleases with Ares Management and IHAM, pursuant to which Ares Management and IHAM sublease approximately 15% and 20%, respectively, of our New York office space, for a fixed rent equal to 15% and 20%, respectively, of the basic annual rent payable by us under our office lease, plus certain additional costs and expenses. We have also entered into a sublease with ACREM, a wholly owned subsidiary of Ares Management, pursuant to which we are subleasing approximately 12% of ACREM's Chicago office space for a fixed rent equal to 12% of the basic annual rent payable by ACREM under its Chicago office lease, plus certain additional costs and expenses.

Item 3.    Legal Proceedings

        We are party to certain lawsuits in the normal course of business. In addition, Allied Capital was involved in various legal proceedings that we assumed in connection with the Allied Acquisition. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any such legal proceedings cannot at this time be predicted with certainty, we do not expect that these legal proceedings will materially affect our business, financial condition or results of operations.

Item 4.    Mine Safety Disclosures

        Not applicable.

 PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

PRICE RANGE OF COMMON STOCK

        Our common stock is traded on The NASDAQ Global Select Market under the symbol "ARCC." Our common stock has historically traded at prices both above and below our net asset value per share. It is not possible to predict whether our common stock will trade at, above or below net asset value. See "Risk Factors—Risks Relating to our Common Stock and Publicly Traded Notes—Our shares of common stock have traded at a discount from net asset value and may do so again in the future, which could limit our ability to raise additional equity capital."

        The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock as reported on The NASDAQ Global Select Market and the dividends declared by us for each fiscal quarter for the years ended December 31, 2011 and 2012. On February 22, 2013, the last reported closing sales price of our common stock on The NASDAQ Global Select Market was $18.30 per share, which represented a premium of approximately 14% to the net asset value per share reported by us as of December 31, 2012.

		Price Range
	Net Asset Value(1)			Cash Dividend Per Share(2)
		High	Low
Fiscal 2011
First Quarter	$15.45	$17.83	$16.08	$0.35
Second Quarter	$15.28	$17.71	$15.70	$0.35
Third Quarter	$15.13	$16.30	$13.07	$0.35
Fourth Quarter	$15.34	$15.95	$13.26	$0.36
Fiscal 2012
First Quarter	$15.47	$16.70	$15.51	$0.37
Second Quarter	$15.51	$16.55	$14.67	$0.37
Third Quarter	$15.74	$17.68	$16.04	$0.43	(3)
Fourth Quarter	$16.04	$17.74	$16.08	$0.43	(3)

(1)
Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.

(2)
Represents the dividends declared in the relevant quarter.

(3)
Consists of a quarterly dividend of $0.38 per share and an additional dividend of $0.05 per share.

HOLDERS

        As of February 22, 2013, there were 1,892 holders of record of our common stock (including Cede & Co.).

DIVIDEND/DISTRIBUTION POLICY

        We currently intend to distribute dividends or make distributions to our stockholders on a quarterly basis out of assets legally available for distribution. We may also distribute additional dividends or make additional distributions to our stockholders from time to time. Our quarterly and additional dividends or distributions, if any, will be determined by our board of directors.

        The following table summarizes our dividends declared during 2011 and 2012:

Date Declared	Record Date	Payment Date	Amount
March 1, 2011	March 15, 2011	March 30, 2011	$0.35
May 3, 2011	June 15, 2011	June 30, 2011	$0.35
August 4, 2011	September 15, 2011	September 30, 2011	$0.35
November 8, 2011	December 15, 2011	December 30, 2011	$0.36

Total declared for 2011			$1.41

February 28, 2012	March 15, 2012	March 30, 2012	$0.37
May 8, 2012	June 15, 2012	June 29, 2012	$0.37
August 7, 2012	September 14, 2012	September 28, 2012	$0.38
August 7, 2012	September 14, 2012	September 28, 2012	$0.05	(1)
November 5, 2012	December 14, 2012	December 28, 2012	$0.38
November 5, 2012	December 14, 2012	December 28, 2012	$0.05	(1)

Total declared for 2012			$1.60

(1)
Represents an additional dividend.

        Of the $1.60 per share in dividends declared during the year ended December 31, 2012, $1.56 per share was comprised of ordinary income and $0.04 per share was comprised of long-term capital gains.

        To maintain our RIC status, we must timely distribute an amount equal to at least 90% of our investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short term taxable gains) to our stockholders. In addition, the Company generally will be required to pay an excise tax equal to 4% of the amount by which (i) 98% of the Company's ordinary income recognized during a calendar year and (ii) 98.2% of the Company's capital gain net income, as defined by the Code, recognized for the one year period ending on October 31st of a calendar year exceeds the distributions for the year. The taxable income on which excise tax is paid is generally distributed to stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income for distribution in the following year, and pay any applicable excise tax. For the years ended December 31, 2012 and 2011, we recorded an excise tax expense of $7.9 million and $6.6 million, respectively. We cannot assure you that we will achieve results that will permit the payment of any cash distributions. We maintain an "opt out" dividend reinvestment plan for our common stockholders. As a result, if we declare a cash dividend, stockholders' cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically opt out of the dividend reinvestment plan so as to receive cash dividends.

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

        We have reported all sales of our unregistered equity securities that occurred during the period covered by this report in our Reports on Form 10-Q or Form 8-K, as applicable.

ISSUER PURCHASES OF EQUITY SECURITIES

        For the year ended December 31, 2012, we did not purchase any shares of our common stock.

 COMPARISON OF CUMULATIVE TOTAL RETURN AMONG ARES CAPITAL
CORPORATION, S&P 500 INDEX AND S&P SPECIALIZED FINANCE INDEX

Comparison of Cumulative Five-Year Total Return

SOURCE:	Standard & Poor's Institutional Market Services
NOTES:	Assumes $100 invested on December 31, 2007 in Ares Capital, in S&P 500 Index and in S&P Specialized Finance Index. Assumes all dividends are reinvested on the respective dividend payment dates without commissions.

	Dec08	Dec09	Dec10	Dec11	Dec12
Ares Capital	56.08	123.70	179.88	184.54	225.86
S&P 500 Index	63.00	79.67	91.68	93.61	108.59
S&P Specialized Finance Index	34.72	44.53	46.56	42.76	50.47

        The graph and other information furnished under this Part II Item 5(d) of this Form 10-K shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act, as amended.

Item 6.    Selected Financial Data

        The following selected financial and other data for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 are derived from our consolidated financial statements which have been audited by KPMG LLP, an independent registered public accounting firm whose report thereon is included elsewhere in this Annual Report. The data should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Annual Report.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(dollar amounts in millions, except per share data)

	As of and For the Year Ended December 31,
	2012	2011	2010	2009	2008
Total Investment Income	$748.0	$634.5	$483.4	$245.3	$240.4
Total Expenses	387.9	344.6	262.2	111.3	113.2

Net Investment Income Before Income Taxes	360.1	289.9	221.2	134.0	127.2
Income Tax Expense, Including Excise Tax	11.2	7.5	5.4	0.6	0.2

Net Investment Income	348.9	282.4	215.8	133.4	127.0
Net Realized and Unrealized Gains (Losses) on Investments, Foreign Currencies, Extinguishment of Debt and Other Assets	159.3	37.1	280.1	69.3	(266.5)
Gain on the Allied Acquisition(1)	—	—	195.9	—	—

Net Increase (Decrease) in Stockholders' Equity Resulting from Operations	$508.2	$319.5	$691.8	$202.7	$(139.5)

Per Share Data:
Net Increase (Decrease) in Stockholders' Equity Resulting from Operations:
Basic(2)	$2.21	$1.56	$3.91	$1.99	$(1.56)
Diluted(2)	$2.21	$1.56	$3.91	$1.99	$(1.56)
Cash Dividends Declared	$1.60	$1.41	$1.40	$1.47	$1.68
Net Asset Value	$16.04	$15.34	$14.92	$11.44	$11.27
Total Assets	$6,401.2	$5,387.4	$4,562.5	$2,313.5	$2,091.3
Total Debt (Carrying Value)	$2,195.9	$2,073.6	$1,378.5	$969.5	$908.8
Total Debt (Principal Value)	$2,293.8	$2,170.5	$1,435.1	$969.5	$908.8
Total Stockholders' Equity	$3,988.3	$3,147.3	$3,050.5	$1,257.9	$1,094.9
Other Data:
Number of Portfolio Companies at Period End(3)	152	141	170	95	91
Principal Amount of Investments Purchased	$3,161.6	$3,239.0	$1,583.9	$575.0	$925.9
Principal Amount of Investments Acquired as part of the Allied Acquisition	$—	$—	$1,833.8	$—	$—
Principal Amount of Investments Sold and Repayments	$2,482.9	$2,468.2	$1,555.9	$515.2	$485.3
Total Return Based on Market Value(4)	23.6%	2.3%	43.6%	119.9%	(45.3)%
Total Return Based on Net Asset Value(5)	14.3%	10.5%	31.6%	17.8%	(11.2)%
Weighted Average Yield of Debt and Other Income Producing Securities at Fair Value(6)	11.3%	12.0%	12.9%	12.7%	12.8%
Weighted Average Yield of Debt and Other Income Producing Securities at Amortized Cost(6)	11.4%	12.1%	13.2%	12.1%	11.7%

(1)
See Note 17 to our consolidated financial statements for the year ended December 31, 2012 for more information on the Allied Acquisition.

(2)
In accordance with Accounting Standards Codification ("ASC") 260-10, the weighted average shares of common stock outstanding used in computing basic and diluted earnings per common share have been adjusted retroactively by a factor of 1.02% to recognize the bonus element associated with rights to acquire shares of common stock that we issued to stockholders of record as of March 24, 2008 in connection with a rights offering.

(3)
Includes commitments to portfolio companies for which funding had yet to occur.

(4)
Total return based on market value for the year ended December 31, 2012 equalled the increase of the ending market value at December 31, 2012 of $17.50 per share from the ending market value at December 31, 2011 of $15.45 per share plus the declared dividends of $1.60 per share for the year ended December 31, 2012. Total return based on market value for the year ended December 31, 2011 equalled the decrease of the ending market value at December 30, 2011 of $15.45 per share from the ending market value at December 31, 2010 of $16.48 per share plus the declared dividends of $1.41 per share for the year ended December 31, 2011. Total return based on market value for the year ended December 31, 2010 equalled the increase of the ending market value at December 31, 2010 of $16.48 per share over the ending market value at December 31, 2009 of $12.45 per share plus the declared dividends of $1.40 per share for the year ended December 31, 2010. Total return based on market value for the year ended December 31, 2009 equalled the increase of the ending market value at December 31, 2009 of $12.45 per share over the ending market value at December 31, 2008 of $6.33 per share plus the declared dividends of $1.47 per share for the year ended December 31, 2009. Total return based on market value for the year ended December 31, 2008 equalled the decrease of the ending market value at December 31, 2008 of $6.33 per share from the ending market value at December 31, 2007 of $14.63 per share plus the declared dividends of $1.68 per share for the year ended December 31, 2008. Total return based on market value is not annualized. Our shares fluctuate in value. Our performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)
Total return based on net asset value for the year ended December 31, 2012 equalled the change in net asset value during the period (adjusted for share issuances) plus the declared dividends of $1.60 per share for the year ended December 31, 2012, divided by the beginning net asset value. Total return based on net asset value for the year ended December 31, 2011 equalled the change in net asset value during the period (adjusted for share issuances) plus the declared dividends of $1.41 per share for the year ended December 31, 2011, divided by the beginning net asset value. Total return based on net asset value for the year ended December 31, 2010 equalled the change in net asset value during the period (adjusted for share issuances) plus the declared dividends of $1.40 per share for the year ended December 31, 2010, divided by the beginning net asset value. Total return based on net asset value for the year ended December 31, 2009 equalled the change in net asset value during the period (adjusted for share issuances) plus the declared dividends of $1.47 per share for the year ended December 31, 2009, divided by the beginning net asset value. Total return based on net asset value for the year ended December 31, 2008 equalled the change in net asset value during the period (adjusted for share issuances) plus the declared dividends of $1.68 per share for the year ended December 31, 2008, divided by the beginning net asset value. Total return based on net asset value is not annualized. Our performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(6)
Weighted average yield of debt and other income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt and income producing securities, divided by (b) total debt and income producing securities at fair value and income producing securities. Weighted average yield of debt and other income producing securities at amortized cost is computed as (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt and income producing securities, divided by (b) total debt and income producing securities at amortized cost.

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

        We use words such as "anticipates," "believes," "expects," "intends," "will," "should," "may" and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in "Risk Factors" and elsewhere in this Annual Report.

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

        We are externally managed by Ares Capital Management, a wholly owned subsidiary of Ares Management, a global alternative asset manager and an SEC-registered investment adviser, pursuant to our investment advisory and management agreement. Ares Operations, a wholly owned subsidiary of Ares Management, provides certain administrative and other services necessary for us to operate.

        Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first lien senior secured loans (including unitranche loans), second lien senior secured loans and mezzanine debt, which in some cases includes an equity component like warrants.

        To a lesser extent, we also make preferred and/or common equity investments, which have generally been non-control equity investments, of less than $20 million (usually in conjunction with a concurrent debt investment). However, we may increase the size or change the nature of these investments.

        As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in "qualifying assets," including securities and indebtedness of private U.S. companies and certain public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We also may invest up to 30% of our portfolio in non-qualifying assets, as permitted by the Investment Company Act. Specifically, as part of this 30% basket, we may invest in entities that are not considered "eligible portfolio companies" (as defined in the Investment Company Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the Investment Company Act, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the Investment Company Act.

        We have elected to be treated as a RIC under the Code, and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to our stockholders generally at least 90% of our investment company taxable income, as defined by the Code, for each year. Pursuant to this election, we generally will not have to pay corporate level taxes on any income that we distribute to our stockholders provided that we satisfy those requirements.

PORTFOLIO AND INVESTMENT ACTIVITY

        The Company's investment activity for the years ended December 31, 2012, 2011 and 2010 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	Year Ended December 31,
(dollar amounts in millions)	2012	2011	2010
New investment commitments(1):
New portfolio companies	$1,794.7	$1,778.0	$774.3
Existing portfolio companies(2)	1,402.3	1,896.4	933.8

Total new investment commitments	3,197.0	3,674.4	1,708.1
Less:
Investment commitments exited	2,614.5	2,603.1	1,644.5

Net investment commitments	$582.5	$1,071.3	$63.6
Principal amount of investments funded:
Senior term debt	$2,686.4	$2,484.2	$1,376.4
Subordinated Certificates of the SSLP(3)	270.0	496.8	391.6
Senior subordinated debt	101.3	51.8	1,055.3
Collateralized loan obligations	—	—	166.1
Preferred equity securities	—	164.1	91.7
Other equity securities	103.9	41.2	295.4
Commercial real estate	—	0.9	41.2

Total	$3,161.6	$3,239.0	$3,417.7
Principal amount of investments sold or repaid:
Senior term debt	$1,786.9	$1,607.5	$987.4
Subordinated Certificates of the SSLP	66.3	—	15.4
Senior subordinated debt	409.0	463.2	461.9
Collateralized loan obligations	55.5	166.3	6.8
Preferred equity securities	26.2	43.5	21.5
Other equity securities	126.0	166.1	61.9
Commercial real estate	13.0	21.6	1.0

Total	$2,482.9	$2,468.2	$1,555.9
Number of new investment commitments(4)	82	72	63
Average new investment commitment amount	$39.0	$51.0	$27.1
Weighted average term for new investment commitments (in months)	66	63	61
Percentage of new investment commitments at floating rates	88%	94%	71%
Percentage of new investment commitments at fixed rates	8%	5%	23%
Weighted average yield of debt and other income producing securities(5):
Funded during the period at fair value(6)	9.9%	10.9%	13.1%
Funded during the period at amortized cost	9.9%	10.9%	13.2%
Exited or repaid during the period at fair value(6)	9.6%	10.1%	12.9%
Exited or repaid during the period at amortized cost	9.7%	10.2%	12.9%

(1)
New investment commitments include new agreements to fund revolving credit facilities or delayed draw loans.

(2)
Includes investment commitments to the SSLP to make co-investments with GE in first lien senior secured loans of middle market companies of $270.0 million, $496.8 million and $391.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(3)
See "Senior Secured Loan Program" below and Note 4 to our consolidated financial statements for the year ended December 31, 2012 for more detail on the SSLP.

(4)
Number of new investment commitments represents each commitment to a particular portfolio company.

(5)
"Weighted average yield of debt and other income producing securities at fair value" is computed as the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt and other income producing securities, divided by (b) total debt and other income producing securities at fair value. "Weighted average yield of debt and other income producing securities at amortized cost" is computed as the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt and other income producing securities, divided by (b) total debt and other income producing securities at amortized cost.

(6)
Represents fair value for investments in the portfolio as of the most recent prior quarter end, if applicable.

        As of December 31, 2012 and 2011, our investments consisted of the following:

	As of December 31,
	2012		2011
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior term debt	$3,587.8	$3,555.1	$2,691.0	$2,671.1
Subordinated Certificates of the SSLP(1)	1,237.9	1,263.6	1,034.3	1,059.2
Senior subordinated debt	321.3	259.8	592.6	515.0
Collateralized loan obligations	—	—	55.5	54.0
Preferred equity securities	238.8	250.1	251.2	251.1
Other equity securities	430.4	584.1	463.9	527.0
Commercial real estate	7.3	11.9	20.2	17.1

Total	$5,823.5	$5,924.6	$5,108.7	$5,094.5

(1)
The proceeds from these certificates were applied to co-investments with GE to fund first lien senior secured loans to 36 and 32 different borrowers as of December 31, 2012 and 2011, respectively.

        The weighted average yields at fair value and amortized cost of the following portions of our portfolio as of December 31, 2012 and 2011 were as follows:

	As of December 31,
	2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities	11.4%	11.3%	12.1%	12.0%
Total portfolio	10.1%	10.0%	10.4%	10.4%
Senior term debt	9.5%	9.6%	10.5%	10.5%
First lien senior term debt	9.0%	9.0%	9.6%	9.7%
Second lien senior term debt	10.5%	10.7%	12.4%	12.4%
Subordinated Certificates of the SSLP(1)	15.8%	15.4%	16.0%	15.7%
Senior subordinated debt	11.7%	14.5%	10.3%	11.9%
Collateralized loan obligations	—%	—%	8.8%	9.1%
Income producing equity securities (excluding collateralized loan obligations)	9.9%	8.8%	10.4%	10.0%

(1)
The proceeds from these certificates were applied to co-investments with GE to fund first lien senior secured loans.

        Ares Capital Management, our investment adviser, employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our investment adviser grades the credit risk of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of acquisition), although it may also take into account under certain circumstances the performance of the portfolio company's business, the collateral coverage of the investment and other relevant factors. Under this system, investments with a grade of 4 involve the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit. Investments graded 3 involve a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 3. Investments graded 2 indicate that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due. An investment grade of 1 indicates that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 1, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 1, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit. For investments graded 1 or 2, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company. Our investment adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time.

        Set forth below is the grade distribution of our portfolio companies as of December 31, 2012 and 2011:

	As of December 31,
	2012				2011
(dollar amounts in millions)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 1	$75.1	1.3%	9	5.9%	$77.1	1.5%	9	6.4%
Grade 2	136.7	2.3%	9	5.9%	184.4	3.7%	11	7.8%
Grade 3	5,108.8	86.2%	121	79.7%	4,265.5	83.7%	110	78.0%
Grade 4	604.0	10.2%	13	8.5%	567.5	11.1%	11	7.8%

Total	$5,924.6	100.0%	152	100.0%	$5,094.5	100.0%	141	100.0%

        As of December 31, 2012 and 2011, the weighted average grade of the investments in our portfolio at fair value was 3.1 and 3.0, respectively.

        As of December 31, 2012, loans on non-accrual status represented 2.3% and 0.6% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2011, loans on non-accrual status represented 3.3% and 0.9% of the total investments at amortized cost and at fair value, respectively.

Senior Secured Loan Program

        The Company co-invests in first lien senior secured loans of middle market companies with GE through an unconsolidated Delaware limited liability company, the Senior Secured Loan Fund LLC (d/b/a "The Senior Secured Loan Program") or the SSLP. The SSLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and GE (with approval from a representative of each required). The Company provides capital to the SSLP in the form of subordinated certificates (the "SSLP Certificates").

        As of December 31, 2012 and 2011, the SSLP had available capital of $9.0 billion and $7.7 billion, respectively, of which approximately $6.3 billion and $5.0 billion in aggregate principal amount was funded at December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, the Company had agreed to make available to the SSLP approximately $1.8 billion and $1.5 billion, respectively, of which approximately $1.2 billion and $1.0 billion was funded, respectively. Investment of any unfunded amount must still be approved by the investment committee of the SSLP as described above.

        As of December 31, 2012 and 2011, the SSLP had total assets of $6.3 billion and $5.1 billion, respectively. As of December 31, 2012 and 2011, GE's investment in the SSLP consisted of senior notes of $4.8 billion and $3.8 billion, respectively, and SSLP Certificates of $178 million and $149 million, respectively. The SSLP Certificates are junior in right of payment to the senior notes held by GE. As of December 31, 2012 and 2011, the Company and GE owned 87.5% and 12.5%, respectively, of the outstanding SSLP Certificates.

        As of December 31, 2012 and 2011, the SSLP's portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies and none of these loans was on non-accrual status. The portfolio companies in the SSLP are in industries similar to the companies in the Company's portfolio.

        Below is a summary of the SSLP's portfolio, followed by a listing of the individual first lien senior secured loans in the SSLP's portfolio as of December 31, 2012 and 2011:

	As of December 31,
(dollar amounts in millions)	2012	2011
Total first lien senior secured loans(1)	$5,998.1	$5,017.9
Weighted average yield on first lien senior secured loans(2)	8.0%	8.2%
Number of borrowers in the SSLP	36	32
Largest loan to a single borrower(1)	$330.0	$300.0
Total of five largest loans to borrowers(1)	$1,441.4	$1,362.9

(1)
At principal amount.

(2)
Computed as the (a) annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

 SSLP Loan Portfolio as of December 31, 2012

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
Access CIG, LLC(3)	Records and information management services provider	10/2017	7.0%	$152.8	$152.8
ADG, LLC	Dental services	10/2016	8.8%	199.4	199.4
AMZ Products Merger Corporation	Specialty chemicals manufacturer	12/2018	6.8%	240.0	240.0
BECO Holding Company, Inc.(5)	Wholesale distributor of first response fire protection equipment and related parts	12/2017	8.3%	160.0	160.0
Cambridge International, Inc.	Manufacturer of custom designed and engineered metal products	4/2018	8.0%	88.3	83.9
CCS Group Holdings, LLC(5)	Correctional facility healthcare operator	4/2016	8.0%	142.8	142.8
Chariot Acquisition, LLC	Distributor and designer of aftermarket golf cart parts and accessories	1/2018	8.8%	146.8	146.8
CIBT Holdings, Inc.(5)	Expedited travel document processing services	12/2017	8.5%	146.4	146.4
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings LLC(3)(5)	Healthcare analysis services	3/2017	7.8%	284.9	273.5
CWD, LLC	Supplier of automotive aftermarket brake parts	3/2014	8.8%	119.8	110.2
Drayer Physical Therapy Institute, LLC	Outpatient physical therapy provider	7/2018	7.5%	138.1	138.1
Driven Holdings, LLC(5)	Automotive aftermarket car care franchisor	3/2017	7.0%	160.4	160.4
Excelligence Learning Corporation(5)	Developer, manufacturer and retailer of educational products	8/2016	8.0%	115.8	115.8
Fleischmann's Vinegar Company, Inc.	Manufacturer and marketer of industrial vinegar	5/2016	8.9%	59.6	59.6
Fox Hill Holdings, LLC	Operating company that develops middle market manufacturing and industrial distribution companies	12/2017	8.0%	292.5	292.5
III US Holdings, LLC	Provider of library automation software and systems	3/2018	7.6%	202.9	202.9
Implus Footcare, LLC(5)	Provider of footwear and other accessories	10/2016	9.5%	178.0	178.0
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.(5)	Private school operator	6/2015	10.5%	165.6	165.6
Intermedix Corporation(4)	Revenue cycle management provider to the emergency healthcare industry	12/2018	6.3%	330.0	330.0
LJSS Acquisition, Inc.	Fluid power distribution company in the industrial and mobile equipment markets	9/2017	6.8%	163.9	163.9
MWI Holdings, Inc.(3)	Highly engineered springs, fasteners, and other precision components	6/2017	8.0%	251.2	251.2
Nordco, Inc.	Designer and manufacturer of railroad maintenance-of-way machinery	6/2016	7.0%	113.2	113.2
Oak Parent, Inc.(3)	Manufacturer of athletic apparel	4/2018	8.0%	282.8	282.8
Opinionology, LLC and Survey Sampling International LLC	Provider of outsourced data collection to the market research industry	7/2017	8.5%	152.3	152.3
Penn Detroit Diesel Allison, LLC	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	12/2016	9.0%	65.3	65.3
PetroChoice Holdings, LLC	Provider of lubrication solutions	1/2017	10.0%	162.4	162.4
Power Buyer, LLC	Provider of emergency maintenance services for power transmission, distribution, and substation infrastructure	12/2018	8.8%	208.0	208.0
Powersport Auctioneer Holdings, LLC(5)	Powersport vehicle auction operator	12/2016	8.5%	40.7	40.7
Pregis Corporation, Pregis Intellipack Corp. and Pregis Innovative Packaging Inc.(3)	Provider of highly-customized and tailored protective packaging solutions	3/2017	7.8%	125.9	125.9
PSSI Holdings, LLC	Provider of mission-critical outsourced cleaning and sanitation services to the food processing industry	6/2017	6.8%	161.7	161.7
Selig Sealing Products, Inc.	Manufacturer of container sealing products for rigid packaging applications	7/2018	7.8%	169.6	169.6
Singer Sewing Company	Manufacturer of consumer sewing machines	6/2017	7.3%	199.0	199.0
Strategic Partners, Inc.	Designer, manufacturer and distributor of medical uniforms	8/2018	7.8%	234.4	234.4
Talent Partners G.P. and Print Payroll Services, G.P.	Provider of technology-enabled payroll to the advertising industry	10/2017	8.0%	65.5	65.5
The Teaching Company, LLC and The Teaching Company Holdings, Inc.(3)(5)	Education publications provider	3/2017	9.0%	113.9	113.9
WB Merger Sub, Inc.	Importer, distributor and developer of premium wine and spirits	12/2016	9.0%	164.2	164.2

				$5,998.1	$5,972.7

(1)
Represents the weighted average annual stated interest rate as of December 31, 2012. All interest rates are payable in cash.

(2)
Represents the fair value in accordance with ASC 820-10. The determination of such fair value is not included in the Company's board of directors valuation process described elsewhere herein.

(3)
The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(4)
The Company also holds a second lien senior secured loan in the portfolio company.

(5)
The Company holds an equity investment in this portfolio company.

 SSLP Loan Portfolio as of December 31, 2011

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)		Principal Amount	Fair Value(2)
ADG, LLC	Dental services	10/2016	8.8%		$176.4	$176.4
AMZ Products Merger Corporation	Specialty chemicals manufacturer	6/2014	7.8%		156.6	156.6
Anthony, Inc. and Anthony Holdings, Inc.	Manufacturer of refrigeration glass doors and related products	6/2017	7.1%		243.8	243.8
Augusta Sportswear, Inc.(3)	Manufacturer of athletic apparel	7/2015	8.5%		239.9	239.9
BECO Holding Company, Inc.(5)	Wholesale distributor of first response fire protection equipment and related parts	7/2015	9.0%		116.0	116.0
Cambridge International, Inc.	Manufacturer of custom designed and engineered metal products	12/2015	8.8%		73.7	73.7
CCS Group Holdings, LLC(5)	Correctional facility healthcare operator	4/2016	8.0%		109.9	109.9
CIBT Holdings, Inc.(5)	Expedited travel document processing services	12/2017	9.3%		133.0	133.0
CWD, LLC	Supplier of automotive aftermarket brake parts	3/2014	8.8%		123.8	123.8
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings LLC (3)(5)	Healthcare analysis services	3/2017	7.8%		288.5	274.1
Driven Holdings, LLC(5)	Automotive aftermarket car care franchisor	12/2016	8.5%		170.0	170.0
Excelligence Learning Corporation(5)	Developer, manufacturer and retailer of educational products	8/2016	8.0%		121.0	121.0
Fleischmann's Vinegar Company, Inc.	Manufacturer and marketer of industrial vinegar	5/2016	8.8%		62.3	62.3
Fox Hill Holdings, LLC	Operating company that develops middle market manufacturing and industrial distribution companies	12/2017	8.8%		300.0	300.0
Huddle House, Inc.(4)(5)	Restaurant owner and operator	6/2013	11.0	%(6)	58.2	58.2
Implus Footcare, LLC(5)	Provider of footwear and other accessories	10/2016	9.5%		179.8	179.8
Industrial Air Tool, L.P.	Industrial products	6/2014	7.5%		34.1	34.1
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.(5)	Private school operator	6/2015	10.5%		173.8	173.8
Intermedix Corporation	Revenue cycle management provider to the emergency healthcare industry	8/2016	6.0%		225.9	225.9
LJSS Acquisition, Inc.	Fluid power distribution company in the industrial and mobile equipment markets	10/2017	8.8%		167.0	167.0
MWI Holdings, Inc.(3)	Highly engineered springs, fasteners, and other precision components	6/2017	8.0%		253.7	253.7
Nivel Parts and Manufacturing Co., LLC	Provider of golf car aftermarket parts and accessories	2/2016	8.0%		88.0	88.0
Nordco, Inc.	Designer and manufacturer of railroad maintenance-of-way machinery	6/2016	7.0%		119.4	119.4
Opinionology, LLC and Survey Sampling International LLC	Provider of outsourced data collection to the market research industry	7/2017	9.0%		158.5	158.5
Penn Detroit Diesel Allison, LLC	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	12/2016	9.0%		66.0	66.0
PG Mergersub, Inc. and PGA Holdings, Inc.(3)(4)(5)	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	11/2015	6.8%		267.3	267.3
Powersport Auctioneer Holdings, LLC	Powersport vehicle auction operator	12/2016	8.8%		74.5	74.5
PSSI Holdings, LLC	Provider of mission-critical outsourced cleaning and sanitation services to the food processing industry	6/2017	6.8%		158.8	158.8
The Teaching Company, LLC and The Teaching Company Holdings, Inc.(5)	Education publications provider	3/2017	9.0%		116.2	116.2
United Central Industrial Supply Company, LLC	Provider of mining supplies and services to the U.S. underground coal mining industry	10/2015	6.3%		152.5	152.5
WB Merger Sub, Inc.	Importer, distributor and developer of premium wine and spirits	12/2016	9.0%		155.9	155.9
WP CPP Holdings, LLC(3)	Precision engineered castings manufacturer	10/2017	8.5%		253.4	248.3

					$5,017.9	$4,998.4

(1)
Represents the weighted average annual stated interest rate as of December 31, 2011. Unless otherwise stated, all interest rates are payable in cash.

(2)
Represents the fair value in accordance with ASC 820-10. The determination of such fair value is not included in the Company's board of directors valuation process described elsewhere herein.

(3)
The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(4)
The Company holds a senior subordinated loan in this portfolio company.

(5)
The Company holds an equity investment in this portfolio company.

(6)
Consists of 9.0% interest payable in cash and 2.0% of payment-in-kind interest.

        The amortized cost and fair value of the SSLP Certificates held by the Company was $1.2 billion and $1.3 billion, respectively, as of December 31, 2012, and $1.0 billion and $1.1 billion, respectively, as of December 31, 2011. The SSLP Certificates pay a weighted average contractual coupon of three month LIBOR plus approximately 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the underlying loan portfolio, which may result in a return to the holders of the SSLP Certificates that is greater than both the contractual coupon on the SSLP Certificates as well as the weighted average yield on the SSLP's portfolio of 8.0% and 8.2% at December 31, 2012 and 2011, respectively. The Company's yield on its investment in the SSLP at fair value was 15.4% and 15.7% as of December 31, 2012 and 2011, respectively. For the years ended December 31, 2012, 2011 and 2010, the Company earned interest income of $185 million, $118 million and $50 million, respectively, from its investment in the SSLP Certificates.

        The Company is also entitled to certain fees in connection with the SSLP. For the years ended December 31, 2012, 2011 and 2010, in connection with the SSLP, the Company earned capital structuring service fees and sourcing, management and other fees totaling $58 million, $55 million and $36 million, respectively.

        Effective March 30, 2012, Ares Capital Management assumed from the Company the role of co-manager of the SSLP. However, this change did not impact the Company's economics in respect of its participation in the SSLP and Ares Capital Management does not receive any remuneration in respect of its co-manager role.

        Below is certain summarized financial information for the SSLP as of and for the years ended December 31, 2012 and 2011:

	For the Years Ended December 31,
(in millions)	2012	2011
Selected Balance Sheet Information:
Investments in loans receivable, net of discount for loan origination fees	$5,952.3	$4,981.3
Cash and other assets	$369.2	$126.4
Total assets	$6,321.5	$5,107.7
Senior notes	$4,840.4	$3,846.2
Other liabilities	$46.9	$66.7
Total liabilities	$4,887.3	$3,912.9
Subordinated certificates and members' equity	$1,434.2	$1,194.8
Total liabilities and members' capital	$6,321.5	$5,107.7
Selected Statement of Operations Information:
Total revenues	$479.4	$284.8
Total expenses	$258.7	$155.7
Net income	$220.7	$129.1

RESULTS OF OPERATIONS

For the years ended December 31, 2012, 2011 and 2010

        Operating results for the years ended December 31, 2012, 2011 and 2010 are as follows:

	For the Years Ended December 31,
(in millions)	2012	2011	2010
Total investment income	$748.0	$634.5	$483.4
Total expenses	387.9	344.6	262.2

Net investment income before income taxes	360.1	289.9	221.2
Income tax expense, including excise tax	11.2	7.5	5.4

Net investment income	348.9	282.4	215.8
Net realized gains on investments	46.7	96.6	45.5
Net unrealized gains (losses) on investments	115.3	(40.2)	230.7
Gain from the acquisition of Allied Capital	—	—	195.9
Realized losses on extinquishment of debt	(2.7)	(19.3)	(2.0)
Realized gain on sale of other assets	—	—	5.9

Net increase in stockholders' equity resulting from operations	$508.2	$319.5	$691.8

Investment Income

	For the Years Ended December 31,
(in millions)	2012	2011	2010
Interest income from investments	$571.5	$473.2	$393.6
Capital structuring service fees	102.1	97.4	54.7
Dividend income	39.7	38.4	14.4
Management and other fees	18.9	16.7	14.4
Other income	15.8	8.8	6.3

Total investment income	$748.0	$634.5	$483.4

        The increase in interest income from investments for the year ended December 31, 2012 from the comparable period in 2011 was primarily due to the increase in the size of the portfolio, which increased from an average of $4.6 billion at amortized cost for the year ended December 31, 2011 to an average of $5.5 billion at amortized cost for the comparable period in 2012. Even though new investment commitments decreased from $3.7 billion for the year ended December 31, 2011 to $3.2 billion for the comparable period in 2012, capital structuring service fees increased for the year ended December 31, 2012 from the comparable period in 2011 primarily due to the increase in the average capital structuring service fees received on new investments, which increased from 2.7% in 2011 to 3.2% in 2012. For the year ended December 31, 2012, dividend income included $19.9 million from the Company's investment in IHAM as well as $2.2 million of dividend income that was non-recurring in nature from non-income producing equity securities. The increase in other income for the year ended December 31, 2012 from the comparable period in 2011 was primarily attributable to higher amendment, letter of credit and agency fees.

        The increase in interest income from investments for the year ended December 31, 2011 from the comparable period in 2010 was primarily due to the increase in the size of the portfolio, which increased from an average of $3.7 billion at amortized cost for the year ended December 31, 2010 to an average of $4.6 billion at amortized cost from the comparable period in 2011. The increase in capital structuring service fees for the year ended December 31, 2011 from the comparable period in 2010 was primarily due to the increase in new investment commitments, which increased from $1.7 billion for the year ended December 31, 2010 to $3.7 billion for the comparable period in 2011. The increase in dividend income for the year ended December 31, 2011 from the comparable period in 2010 is primarily attributable to the increase in dividend income from IHAM, which was $7.3 million for the year ended December 31, 2010 and $19.0 million for the comparable period in 2011, which resulted from the growth of and increased earnings of IHAM. In addition, there was an increase in dividends from certain portfolio companies in which we have an equity investment. Total dividend income for the year ended December 31, 2011 included $10.3 million of dividend income that was non-recurring in nature from non-income producing equity securities.

Operating Expenses

	For the Years Ended December 31,
(in millions)	2012	2011	2010
Interest and credit facility fees	$143.0	$122.5	$79.3
Incentive fees related to pre-incentive fee net investment income	95.2	79.0	61.3
Incentive fees related to capital gains per GAAP	31.9	33.3	15.6
Base management fees	86.2	71.6	52.0
Professional fees	12.0	16.7	29.9
Administrative fees	9.3	9.5	10.9
Other general and administrative	10.3	12.0	13.2

Total operating expenses	$387.9	$344.6	$262.2

        Interest and credit facility fees for the years ended December 31, 2012, 2011 and 2010, were comprised of the following:

	For the Years Ended December 31,
(in millions)	2012	2011	2010
Stated interest expense	$113.1	$92.2	$57.7
Facility fees	5.6	6.1	4.6
Amortization of debt issuance costs	13.0	13.2	8.8
Accretion of discount on notes payable	11.3	11.0	8.2

Total interest and credit facility fees expense	$143.0	$122.5	$79.3

        Stated interest expense for the year ended December 31, 2012 increased from the comparable period in 2011 due to the increase in the average principal amount of debt outstanding and an increase in our weighted average stated interest rate of our debt. For the year ended December 31, 2012, our average principal debt outstanding was $2.2 billion as compared to $1.8 billion for the comparable period in 2011, and the weighted average stated interest rate on our debt was 5.2% for the year ended December 31, 2012 as compared to 5.1% for the comparable period in 2011.

        Stated interest expense for the year ended December 31, 2011 increased from the comparable period in 2010 due to the increase in our average principal debt outstanding and an increase in our weighted average stated interest rate of our debt. For the year ended December 31, 2011, our average principal debt outstanding was $1.8 billion as compared to $1.5 billion for the comparable period in 2010, and the weighted average stated interest rate on our debt was 5.1% as compared to 3.9% for the comparable period in 2010. Our weighted average stated interest rate of our debt for the year ended December 31, 2011 increased from 2010 due to having higher amounts of unsecured indebtedness, with longer durations to maturity and higher stated interest rates, outstanding during the comparable period in 2011. Amortization of debt issuance costs for the year ended December 31, 2011 increased from the comparable period in 2010 primarily due to the debt issuance costs associated with convertible notes that we issued in early 2011.

        The increase in base management fees and incentive fees related to pre-incentive fee net investment income for the year ended December 31, 2012 from the comparable period in 2011 and for the year ended December 31, 2011 from the comparable period in 2010 were both primarily due to the increase in the size of the portfolio and in the case of incentive fees, the related increase in pre-incentive fee net investment income.

        For the year ended December 31, 2012, 2011 and 2010 the capital gains incentive fee expense accrual calculated in accordance with GAAP was $31.9 million, $33.3 million and $15.6 million, respectively. As a result of the Capital Gains Amendment to our investment advisory and management agreement during 2011 we accrued $26.0 million of capital gains incentive fees in accordance with GAAP for the year ended December 31, 2011 as a result of the application of the Capital Gains Amendment with respect to the assets purchased in the Allied Acquisition. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of December 31, 2012, the total capital gains incentive fee accrual calculated in accordance with GAAP was $80.8 million (included in management and incentive fees payable in the consolidated balance sheet). However, the Capital Gains Fee actually payable under our investment advisory and management agreement for the year ended December 31, 2012 was $11.5 million. For the years ended December 31, 2011 and 2010, there was no Capital Gains Fee payable under our investment advisory and management agreement.

        See Note 3 to the Company's consolidated financial statements for the year ended December 31, 2012 for more information on the incentive and base management fees.

        Professional fees include legal, accounting, valuation and other professional fees incurred related to the management of the Company. The decrease in professional fees for the year ended December 31, 2012 from the comparable period in 2011 as well as the decrease from the year ended December 31, 2011 from the comparable period in 2010 primarily resulted from declines in professional fees related to the Allied Acquisition following its completion in 2010 and having substantially completed the integration of Allied Capital by early 2011. Administrative fees represent fees paid to Ares Operations for our allocable portion of overhead and other expenses incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staffs. Other general and administrative expenses include rent, insurance, depreciation, director's fees and other costs.

Income Tax Expense, Including Excise Tax

        The Company has elected to be treated as a RIC under the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must, among other things, timely distribute to its stockholders generally at least 90% of its investment company taxable income, as defined by the Code, for each year. In order to maintain its RIC status, the Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders which will generally relieve the Company from U.S. federal income taxes.

        Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company accrues excise tax on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2012, 2011 and 2010, a net expense of $7.9 million, $6.6 million and $2.2 million was recorded for U.S. federal excise tax, respectively.

        Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2012, 2011 and 2010, we recorded a tax expense of approximately $3.2 million, $0.9 million and $3.2 million, respectively, for these subsidiaries.

Net Realized Gains/Losses

        During the year ended December 31, 2012, the Company had $2.5 billion of sales, repayments or exits of investments resulting in $46.7 million of net realized gains. These sales, repayments or exits included $256.9 million of investments sold to IHAM and certain vehicles managed by IHAM. A net realized gain of $2.3 million was recorded on these transactions. See Note 14 to the Company's consolidated financial statements for the year ended December 31, 2012 for more detail on IHAM and its managed vehicles. Net realized gains of $46.7 million on investments were comprised of $172.0 million of gross realized gains and $125.3 million of gross realized losses. Additionally, during the year ended December 31, 2012, in connection with the repayment in full of the $60 million aggregate principal amount of the Company's asset-backed notes (the "CLO Notes") issued under its 2006 debt securitization (the "Debt Securitization") ahead of their scheduled maturities, $2.7 million of unamortized debt issuance costs were expensed and recorded as a realized loss on the extinguishment of debt.

        The realized gains and losses on investments during the year ended December 31, 2012 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Reed Group, Ltd.	$41.5
Stag-Parkway, Inc.	30.0
R3 Education, Inc. and EIC Acquisitions Corp.	18.3
Savers, Inc. and SAI Acquisition Corporation	15.2
BenefitMall Holdings Inc.	12.5
Things Remembered Inc. and TRM Holdings Corporation	9.6
Sunquest Information Systems, Inc.	9.1
Norwesco	5.7
OTG Management, Inc.	4.0
Crescent Hotels & Resorts, LLC and affiliates	(5.5)
LVCG Holdings LLC	(6.6)
Direct Buy Holdings, Inc. and Direct Buy Investors, LP	(8.3)
Aquila Binks Forest Development, LLC	(9.5)
Making Memories Wholesale, Inc.	(12.3)
Firstlight Financial Corporation	(26.0)
Prommis Solutions, LLC	(46.8)
Other, net	15.8

Total (net)	$46.7

        During the year ended December 31, 2011, the Company had $2.5 billion of sales, repayments or exits of investments resulting in $96.6 million of net realized gains. These sales, repayments or exits included $261.3 million of investments sold to IHAM or certain vehicles managed by IHAM. A net realized gain of $0.1 million was recorded on these transactions. Net realized gains of $96.6 million on investments were comprised of $249.1 million of gross realized gains and $152.5 million of gross realized losses. Additionally, during the year ended December 31, 2011, in connection with the redemptions of all of the Company's outstanding 6.000% notes due on April 1, 2012 (the "2012 Notes") and all the Company's outstanding 6.625% notes due on July 15, 2011 (the "2011 Notes"), the Company recognized a realized loss on the extinguishment of debt of $19.3 million.

        The realized gains and losses on investments during the year ended December 31, 2011 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Reflexite Corporation	$40.9
DSI Renal, Inc.	27.5
Callidus Debt Partners CLO Fund VI, Ltd.	23.9
Industrial Container Services, LLC	19.9
Dryden XVIII Leveraged Loan 2007 Limited	19.3
Penn Detroit Diesel Allison, LLC	18.4
Callidus MAPS CLO Fund I LLC	15.0
Callidus Debt Partners CLO Fund VII, Ltd.	10.8
Callidus MAPS CLO Fund II, Ltd.	8.2
Callidus Debt Partners CLO Fund IV, Ltd.	8.0
Callidus Debt Partners CLO Fund V, Ltd.	5.7
Border Foods, Inc.	5.2
Driven Brands, Inc.	4.5
Callidus Debt Partners CLO Fund III, Ltd.	4.4
Sigma International Group, Inc.	(4.3)
AWTP, LLC	(7.6)
Universal Trailer Corporation	(7.9)
HB&G Building Products, Inc.	(9.1)
Summit Business Media, LLC	(10.1)
Wastequip, Inc.	(10.2)
Coverall North America, Inc.	(12.3)
Primis Marketing Group, Inc.	(14.1)
Cook Inlet Alternative Risk, LLC	(15.7)
Direct Buy Holdings, Inc.	(17.7)
MPBP Holdings, Inc.	(27.7)
Other, net	21.6

Total (net)	$96.6

        During the year ended December 31, 2010, the Company had $1.6 billion of sales, repayments or exits of investments resulting in $45.5 million of net realized gains. These sales, repayments or exits included $113.1 million of investments sold to IHAM or certain vehicles managed by IHAM. A net realized loss of $1.3 million was recorded on these transactions. Net realized gains of $45.5 million on investments were comprised of $64.6 million of gross realized gains and $19.1 million of gross realized losses. Additionally, during the year ended December 31, 2010, the Company purchased $19.4 million aggregate principal amount of the 2011 Notes and $34.4 million aggregate principal amount of the 2012

Notes. As a result of these transactions, the Company recognized a realized loss on the extinguishment of debt of $2.0 million.

        The realized gains and losses on investments during the year ended December 31, 2010 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Air Medical Group Holdings, LLC	$14.9
Bumble Bee Foods, LLC	6.1
Growing Family, Inc.	(7.7)
Other, net	32.2

Total (net)	$45.5

Net Unrealized Gains/Losses

        We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses. Net unrealized gains and losses for the Company's portfolio for the years ended December 31, 2012, 2011 and 2010, were comprised of the following:

	For the Years Ended December 31,
(in millions)	2012	2011	2010
Unrealized appreciation	$151.0	$144.1	$317.5
Unrealized depreciation	(126.7)	(205.1)	(85.3)
Net unrealized (appreciation) depreciation reversed related to net realized gains or losses(1)	91.0	20.8	(1.5)

Total net unrealized gains (losses) from investments	$115.3	$(40.2)	$230.7

(1)
The net unrealized (appreciation) depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

        The changes in unrealized appreciation and depreciation during the year ended December 31, 2012 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Ivy Hill Asset Management, L.P.	$41.6
ADF Restaurant Group, LLC	12.2
R3 Education, Inc.	6.9
Performant Financial Corporation	6.5
Tradesmen International, Inc.	6.5
AWTP, LLC	6.2
Financial Pacific Company	6.0
ELC Acquisition Corp.	5.1
The Dwyer Group	5.0
Campus Management Corp.	(4.5)
Community Education Centers, Inc.	(4.6)
Matrixx Initiatives, Inc.	(4.8)
HCP Acquisition Holdings, LLC	(6.2)
UL Holding Co., LLC	(7.0)
RE Community Holdings II, Inc.	(7.3)
American Broadband Communications, LLC	(8.5)
Orion Foods, LLC	(10.4)
eInstruction Corporation	(16.7)
MVL Group, Inc	(27.9)
Other, net	26.2

Total (net)	$24.3

        The changes in unrealized appreciation and depreciation during the year ended December 31, 2011 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Ivy Hill Asset Management, L.P.	$48.9
Firstlight Financial Corporation	15.4
BenefitMall Holdings, Inc.	9.5
Things Remembered Inc.	5.5
American Broadband Holding Company	5.3
Insight Pharmaceuticals Corporation	4.9
Savers, Inc.	4.9
The Step2 Company, LLC	(4.5)
Direct Buy Holdings, Inc.	(5.6)
VSS-Tranzact Holdings, LLC	(6.3)
Orion Foods, LLC	(6.8)
Making Memories Wholesale, Inc.	(7.0)
Reed Group, Ltd.	(8.3)
CitiPostal Inc.	(11.0)
Pillar Processing, LLC	(12.6)
Ciena Capital LLC	(27.0)
eInstruction Corporation	(27.9)
Prommis Solutions, LLC	(43.2)
Other, net	4.8

Total (net)	$(61.0)

        The changes in unrealized appreciation and depreciation during the year ended December 31, 2010 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
DSI Renal Inc.	$24.7
Senior Secured Loan Fund LLC	24.3
Ivy Hill Asset Management, L.P.	21.6
R3 Education, Inc.	16.3
Stag-Parkway, Inc.	15.5
Callidus Debt Partners CDO Fund VI, Ltd.	12.7
Hot Stuff Foods, LLC	11.3
Things Remembered, Inc.	11.1
Dryden XVIII Leveraged Loan 2007 Limited	8.2
Vantage Oncology, Inc.	7.8
Tradesmen International, Inc.	7.7
Industrial Container Services, LLC	7.0
Callidus Debt Partners CDO Fund VII, Ltd.	7.0
S.B. Restaurant Company	6.8
Callidus MAPS CLO Fund I, Ltd.	6.2
Reflexite Corporation	5.9
Callidus MAPS CLO Fund II, Ltd.	5.7
Component Hardware Group, Inc.	5.5
Woodstream Corporation	5.2
American Broadband Holding Company	4.8
Callidus Debt Partners CDO Fund IV, Ltd.	4.7
Direct Buy Holdings, Inc.	4.2
The Step2Company, LLC	4.0
MPBP Holdings, Inc.	(4.7)
Reed Group, Ltd.	(5.6)
Ciena Capital LLC	(6.1)
Aquila Binks Forest Development, LLC	(6.5)
ADF Restaurant Group, LLC	(6.7)
Coverall North America, Inc.	(7.6)
Other, net	41.2

Total (net)	$232.2

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        The Company's liquidity and capital resources are generated primarily from the net proceeds of public offerings of equity and debt securities, advances from the Facilities, net proceeds from the issuance of other securities, including convertible notes, as well as cash flows from operations.

        As of December 31, 2012, the Company had $269.0 million in cash and cash equivalents and $2.2 billion in total debt outstanding at carrying value ($2.3 billion at principal amount). Subject to leverage and borrowing base restrictions, the Company had approximately $1.6 billion available for additional borrowings under the Facilities as of December 31, 2012.

        We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. The amounts involved may be material. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowing.

Equity Issuances

        The following table summarizes the total shares issued and proceeds we received in underwritten public offerings of our common stock net of underwriting discounts and offering costs for the years ended December 31, 2012 and 2010. There were no sales of our equity securities during the year ended December 31, 2011.

(in millions, except per share data)	Shares issued	Offering price per share		Proceeds net of underwriting discounts and offering costs
2012
August 2012 public offering	25.9	$16.55	(1)	$427.6
January 2012 public offering	16.4	$15.41	(2)	$252.4

Total for the year ended December 31, 2012	42.3			$680.0
2010
November 2010 public offering	11.5	$16.50		$180.6
February 2010 public offering	23.0	$12.75		$277.2

Total for the year ended December 31, 2010	34.5			$457.8

(1)
The shares were sold to the underwriters for a price of $16.55 per share, which the underwriters were then permitted to sell at variable prices to the public.

(2)
The shares were sold to the underwriters for a price of $15.41 per share, which the underwriters were then permitted to sell at variable prices to the public.

        The Company used the net proceeds from these public equity offerings in 2012 and 2010 to repay outstanding debt and for general corporate purposes, which included funding investments in accordance with our investment objective.

        As of December 31, 2012, total equity market capitalization for the Company was $4.4 billion compared to $3.2 billion as of December 31, 2011.

  Debt Capital Activities

        Our debt obligations consisted of the following as of December 31, 2012 and 2011:

	As of December 31,
	2012					2011
(in millions)	Total Aggregate Principal Amount Committed/ Outstanding(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding(1)	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$900.0	(2)	$—	$—		$810.0	$395.0	$395.0
Revolving Funding Facility	620.0	(3)	300.0	300.0		500.0	463.0	463.0
SMBC Funding Facility	400.0		—	—		—	—	—
Debt Securitization	—		—	—		77.5	77.5	77.5
February 2016 Convertible Notes	575.0		575.0	548.5	(4)	575.0	575.0	541.2	(4)
June 2016 Convertible Notes	230.0		230.0	218.8	(4)	230.0	230.0	215.9	(4)
2017 Convertible Notes	162.5		162.5	158.3	(4)	—	—	—
2018 Convertible Notes	270.0		270.0	262.8	(4)	—	—	—
February 2022 Notes	143.8		143.8	143.8		—	—	—
October 2022 Notes	182.5		182.5	182.5		—	—	—
2040 Notes	200.0		200.0	200.0		200.0	200.0	200.0
2047 Notes	230.0		230.0	181.2	(5)	230.0	230.0	181.0	(5)

	$3,913.8		$2,293.8	$2,195.9		$2,622.5	$2,170.5	$2,073.6

(1)
Subject to borrowing base and leverage restrictions. Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.

(2)
Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of $1,350.0 million as of December 31, 2012.

(3)
Provides for a feature that allows the Company and Ares Capital CP, under certain circumstances, to increase the size of the Revolving Funding Facility to a maximum of $865.0 million as of December 31, 2012.

(4)
Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes less the unaccreted discount initially recorded upon issuance of the Convertible Unsecured Notes. The total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes and the 2018 Convertible Notes was $26.5 million, $11.2 million, $4.2 million and $7.2 million, respectively, as of December 31, 2012. The total unaccreted discount for the February 2016 Convertible Notes and the June 2016 Convertible Notes was $33.8 million and $14.1 million, respectively, as of December 31, 2011.

(5)
Represents the aggregate principal amount outstanding less the unaccreted purchased discount. The total unaccreted purchased discount on the 2047 Notes was $48.8 million and $49.0 million as of December 31, 2012 and December 31, 2011, respectively.

        The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all our debt outstanding as of December 31, 2012 were 5.5% and 9.8 years, respectively, and as of December 31, 2011 were 4.8% and 9.3 years, respectively.

        The ratio of total principal amount of debt outstanding to stockholders' equity as of December 31, 2012 was 0.58:1.00 compared to 0.69:1.00 as of December 31, 2011. The ratio of total carrying value of debt outstanding to stockholders' equity as of December 31, 2012 was 0.55:1.00 compared to 0.66:1.00 as of December 31, 2011.

        In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as calculated in accordance with the

Investment Company Act, is at least 200% after such borrowing. As of December 31, 2012, our asset coverage was 282%.

  Revolving Credit Facility

        In December 2005, we entered into a senior secured revolving credit facility (as amended and restated, the "Revolving Credit Facility"), which as of December 31, 2012, allowed us to borrow up to $900 million at any one time outstanding. In May 2012, we amended and restated the Revolving Credit Facility to, among other things, increase the size of the facility from $810 million to $900 million, extend the expiration of the revolving period from January 22, 2013 to May 4, 2015 and extend the stated maturity date from January 22, 2013 to May 4, 2016. The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $1.35 billion. As of December 31, 2012, the interest rate charged on the Revolving Credit Facility is based on LIBOR plus an applicable spread of 2.25% or a "base rate" (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 1.25%. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of December 31, 2012, there were no amounts outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

  Revolving Funding Facility

        In October 2004, we established through our consolidated subsidiary, Ares Capital CP Funding LLC ("Ares Capital CP"), a revolving funding facility (as amended, the "Revolving Funding Facility"), which as of December 31, 2012 allowed Ares Capital CP to borrow up to $620 million at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and its membership interest in, Ares Capital CP. In June 2012, we and Ares Capital CP amended the Revolving Funding Facility to, among other things, (i) increase the size of the Revolving Funding Facility from $500 million to $580 million, (ii) add a feature that allows, under certain circumstances, for an increase in the size of the facility to a maximum of $865 million, (iii) extend the reinvestment period from January 18, 2015 to April 18, 2015, and (iv) extend the stated maturity date from January 18, 2017 to April 18, 2017. In July 2012, the Company and Ares Capital CP received an increase in the commitments under the Revolving Funding Facility of $40 million, bringing the total commitments to $620 million. As of December 31, 2012, the interest rate charged on the Revolving Funding Facility was one month LIBOR plus an applicable spread of 2.50% or a "base rate" (as defined in the agreements governing the Revolving Funding Facility) plus an applicable spread of 1.50%. See "Recent Developments" as well as Note 19 to our consolidated financial statements for the year ended December 31, 2012 for more information on a recent amendment to the Revolving Funding Facility. Additionally, we are required to pay a commitment fee of between 0.50% and 1.75% depending on the size of the unused portion of the Revolving Funding Facility. As of December 31, 2012, the principal amount outstanding under the Revolving Funding Facility was $300.0 million and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

  SMBC Funding Facility

        In January 2012, we established through our consolidated subsidiary, Ares Capital JB Funding LLC, ("ACJB"), a revolving funding facility (as amended, the "SMBC Funding Facility"), which as of December 31, 2012 allowed ACJB to borrow up to $400 million at any one time outstanding. The SMBC Funding Facility is secured by all of the assets held by ACJB. In September 2012, the Company and ACJB amended the SMBC Funding Facility to, among other things, (i) increase the size of the SMBC Funding Facility from $200 million to $400 million, (ii) extend the reinvestment period from January 20, 2015 to September 14, 2015 and (iii) extend the stated maturity date from January 20, 2020 to September 14, 2020. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. As of December 31, 2012, the interest rate charged on the SMBC Funding Facility is based on one month LIBOR plus an applicable spread of 2.125% or a "base rate" (as defined in the agreements governing the SMBC Funding Facility) plus an applicable spread of 1.125%. As a result of the September 2012 amendment to the SMBC Funding Facility described above, ACJB is not required to pay a commitment fee until September 15, 2013, at which time ACJB is required to pay a commitment fee of 0.50% depending on the size of the unused portion of the SMBC Funding Facility. As of December 31, 2012, there was no amounts outstanding under the SMBC Funding Facility and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

  Debt Securitization

        In July 2006, through ARCC Commercial Loan Trust 2006, a vehicle serviced by our consolidated subsidiary, ARCC CLO 2006 LLC ("ARCC CLO"), we completed the $400 million debt securitization (the "Debt Securitization") and issued approximately $314 million aggregate principal amount of asset backed notes to third parties (the "CLO Notes") that were secured by a pool of middle market loans that were purchased or originated by us. We initially retained approximately $86 million of aggregate principal amount of certain "BBB" and non-rated securities in the Debt Securitization and subsequently repurchased $35 million of the CLO Notes. In June 2012, we repaid in full the $60 million aggregate principal amount outstanding of the CLO Notes and terminated or discharged the agreements governing the Debt Securitization.

  Convertible Unsecured Notes

        In January 2011, we issued $575 million aggregate principal amount of unsecured convertible senior notes that mature on February 1, 2016, unless previously converted or repurchased in accordance with their terms (the "February 2016 Convertible Notes"). In March 2011, we issued $230 million aggregate principal amount of unsecured convertible senior notes that mature on June 1, 2016, unless previously converted or repurchased in accordance with their terms (the "June 2016 Convertible Notes"). In March 2012, we issued $162.5 million aggregate principal amount of unsecured convertible senior notes that mature on March 15, 2017, unless previously converted or repurchased in accordance with their terms (the "2017 Convertible Notes"). In the fourth quarter of 2012, we issued $270.0 million aggregate principal amount of unsecured convertible senior notes that mature on January 15, 2018, unless previously converted or repurchased in accordance with their terms (the "2018 Convertible Notes" and together with the February 2016 Convertible Notes, the June 2016 Convertible Notes and the 2017 Convertible Notes, the "Convertible Unsecured Notes"). We do not have the right to redeem the Convertible Unsecured Notes prior to maturity. The February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes and the 2018 Convertible Notes bear interest at a rate of 5.750%, 5.125%, 4.875% and 4.750%, respectively, per year, payable semi-annually.

        In certain circumstances, the Convertible Unsecured Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at their respective conversion rates (listed below as of December 31, 2012) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the "Convertible Unsecured Notes Indentures"). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the respective Convertible Unsecured Notes Indenture. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if we engage in certain corporate events as described in their respective Convertible

Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require us to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

        Certain key terms related to the convertible features for each of the Convertible Unsecured Notes are listed below.

	February 2016 Convertible Notes	June 2016 Convertible Notes	2017 Convertible Notes	2018 Convertible Notes
Conversion premium	17.5%	17.5%	17.5%	17.5%
Closing stock price at issuance	$16.28	$16.20	$16.46	$16.91
Closing stock price date	January 19, 2011	March 22, 2011	March 8, 2012	October 3, 2012
Conversion price as of December 31, 2012	$18.89	$18.80	$19.21	$19.81
Conversion rate as of December 31, 2012 (shares per one thousand dollar principal amount)	52.9289	53.1903	52.0606	50.4731
Conversion dates	August 15, 2015	December 15, 2015	September 15, 2016	July 15, 2017

        As of December 31, 2012, we were in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures.

  Unsecured Notes

  February 2022 Notes

        In February 2012, we issued $143.8 million in aggregate principal amount of senior unsecured notes, which bear interest at a rate of 7.00% per year and mature on February 15, 2022 (the "February 2022 Notes"). The February 2022 Notes require payment of interest quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time at our option on or after February 15, 2015, at a par redemption price of $25.00 per security plus accrued and unpaid interest.

  October 2022 Notes

        In September 2012 and October 2012, we issued $182.5 million in aggregate principal amount of senior unsecured notes, which bear interest at a rate of 5.875% per year and mature on October 1, 2022 (the "October 2022 Notes"). The October 2022 Notes require payment of interest quarterly commencing on January 1, 2013, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time at our option on or after October 1, 2015, at a par redemption price of $25.00 per security plus accrued interest and unpaid interest.

  2040 Notes

        In October 2010, we issued $200 million in aggregate principal amount of senior unsecured notes which bear interest at a rate of 7.75% and mature on October 15, 2040 (the "2040 Notes"). The 2040 Notes require payment of interest quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time at our option on or after October 15, 2015, at a par redemption price of $25.00 per security plus accrued and unpaid interest.

  2047 Notes

        As part of the Allied Acquisition, we assumed $230 million aggregate principal amount outstanding of senior unsecured notes which bear interest at a rate of 6.875% and mature on April 15, 2047 (the "2047 Notes" and together with the February 2022 Notes, the October 2022 Notes and the 2040 Notes,

the "Unsecured Notes"). The 2047 Notes require payment of interest quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time at our option, at a par redemption price of $25.00 per security plus accrued and unpaid interest and upon the occurrence of certain tax events as described in the indenture governing the 2047 Notes.

        As of December 31, 2012 we were in compliance in all material respects with the terms of the indentures governing the Unsecured Notes.

        The Convertible Unsecured Notes and the Unsecured Notes are our senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Unsecured Notes and the Unsecured Notes; equal in right of payment to our existing and future unsecured indebtedness that is not expressly subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

        See Note 5 to our consolidated financial statements for the year ended December 31, 2012 for more detail on the Company's debt obligations.

  CONTRACTUAL OBLIGATIONS

        A summary of the maturities of our principal amounts of debt and other contractual payment obligations as of December 31, 2012 are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$—	$—	$—	$—	$—
Revolving Funding Facility	300.0	—	—	300.0	—
SMBC Funding Facility	—	—	—	—	—
February 2016 Convertible Notes	575.0	—	—	575.0	—
June 2016 Convertible Notes	230.0	—	—	230.0	—
2017 Convertible Notes	162.5	—	—	162.5	—
2018 Convertible Notes	270.0	—	—	—	270.0
February 2022 Notes	143.8	—	—	—	143.8
October 2022 Notes	182.5	—	—	—	182.5
2040 Notes	200.0	—	—	—	200.0
2047 Notes	230.0	—	—	—	230.0
Operating lease obligations	73.0	7.1	11.8	10.9	43.2

	$2,366.8	$7.1	$11.8	$1,278.4	$1,069.5

OFF BALANCE SHEET ARRANGEMENTS

        The Company has various commitments to fund investments in its portfolio, as described below.

        As of December 31, 2012 and 2011, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company's discretion:

	As of December 31,
(in millions)	2012	2011
Total revolving and delayed draw commitments	$466.6	$565.6
Less: funded commitments	(107.1)	(125.0)

Total unfunded commitments	359.5	440.6
Less: commitments substantially at discretion of the Company	(6.0)	(64.8)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(0.6)	(5.5)

Total net adjusted unfunded revolving and delayed draw commitments	$352.9	$370.3

        Included within the total revolving and delayed draw commitments as of December 31, 2012 were commitments to issue up to $62.3 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of December 31, 2012, the Company had $41.4 million in standby letters of credit issued and outstanding under these commitments on behalf of the portfolio companies, of which no amounts were recorded as a liability on our balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit $41.3 million expire in 2013 and $0.1 million expire in 2014.

        As of December 31, 2012 and 2011, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of December 31,
(in millions)	2012	2011
Total private equity commitments	$131.0	$132.0
Less: funded private equity commitments	(66.5)	(67.4)

Total unfunded private equity commitments	64.5	64.6
Less: private equity commitments substantially at discretion of the Company	(53.1)	(53.5)

Total net adjusted unfunded private equity commitments	$11.4	$11.1

        In addition, as of December 31, 2012 and 2011, the Company had outstanding guarantees or similar obligations on behalf of certain portfolio companies totaling $0.8 million.

        In the ordinary course of business, we may sell certain of our investments to third party purchasers. In particular, in connection with the sale of certain controlled portfolio company equity investments (as well as certain other sales), we have, and may continue to do so in the future, agreed to indemnify such purchasers for future liabilities arising from the investments and the related sale transaction. Such indemnification provisions may give rise to future liabilities.

        As of December 31, 2012, one of the Company's portfolio companies, Ciena Capital LLC ("Ciena"), had one non-recourse securitization Small Business Administration ("SBA") loan warehouse facility, which has reached its maturity date but remains outstanding. Ciena is working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. Allied Capital had previously issued a performance guaranty (which Ares Capital succeeded to as a result of the Allied Acquisition) whereby Ares Capital must indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena's failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse facility. As of December 31, 2012, there were no known issues or claims with respect to this performance guaranty.

RECENT DEVELOPMENTS

        On January 25, 2013, Ares Capital and Ares Capital CP, entered into an amendment to the Revolving Funding Facility. The amendment, among other things, modified the interest charged on the Revolving Funding Facility from the previous applicable spreads of 2.50% over LIBOR and 1.50% over "base rate" (as defined in the agreements governing the Revolving Funding Facility) to applicable spreads ranging from 2.25% to 2.50% over LIBOR and ranging from 1.25% to 1.50% over "base rate," in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the facility. After giving effect to the amendment and the relevant borrowing base and amounts outstanding thereunder, the interest charged on the Revolving Funding Facility as of January 25, 2013 was based on a spread over one-month LIBOR of 2.25% or a spread over "base rate" of 1.25%. As of such date, one-month LIBOR was 0.2037% and the "base rate" was 3.25%.

        From January 1, 2013 through February 22, 2013, we made new investment commitments of $165 million, of which $162 million were funded. Of these new commitments, 60% were in second lien senior secured loans, 30% were in first lien senior secured loans, 9% were investments in subordinated certificates of the SSLP, the proceeds of which were applied to co-investments with GE to fund first lien senior secured loans through the SSLP, and 1% were in preferred equity securities. Of the $165 million of new investment commitments, 92% were floating rate and 8% were fixed rate. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 9.5%. We may seek to syndicate a portion of these new investment commitments, although there can be no assurance that we will be able to do so.

        From January 1, 2013 through February 22, 2013, we exited $208 million of investment commitments. Of these investment commitments, 47% were first lien senior secured loans, 45% were second lien senior secured loans, 7% were investments in subordinated certificates of the SSLP and 1% were other equity securities. Of the $208 million of exited investment commitments, 97% were floating rate, 2% were fixed rate and 1% were non-interest bearing. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was 9.8%. On the $208 million of investment commitments exited from January 1, 2013 through February 22, 2013, we recognized total net realized gains of approximately $10 million.

        In addition, as of February 22, 2013, we had an investment backlog and pipeline of approximately $290 million and $155 million, respectively. Investment backlog includes transactions approved by our investment adviser's investment committee and/or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. Investment pipeline includes transactions where due diligence and analysis are in process, but no formal mandate, letter of intent or signed commitment have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may syndicate a portion of these investments. We cannot assure you that we will make any of these investments or that we will syndicate any portion of these investments.

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

        As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company's securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our valuation.

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

U.S. Federal Income Taxes

        The Company has elected to be treated as a RIC under the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must, among other things, timely distribute to its stockholders at least 90% of its investment company taxable income, as defined by the Code, for each year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes.

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

Interest Rate Risk

        Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See "Risk Factors—We are exposed to risks associated with changes in interest rates."

        As of December 31, 2012, approximately 13% of the investments at fair value in our portfolio bore interest at fixed rates, approximately 75% bore interest at variable rates, 11% were non-interest earning and 1% were on non-accrual status. Additionally, for the variable rate investments, 70% of these investments contained interest rate floors (representing 53% of total investments at fair value). The Facilities all bear interest at variable rates with no interest rate floors, while the Unsecured Notes and the Convertible Unsecured Notes bear interest at fixed rates.

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

        Based on our December 31, 2012 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$62.8	$9.0	$53.8
Up 200 basis points	$22.1	$6.0	$16.1
Up 100 basis points	$(14.8)	$3.0	$(17.8)
Down 100 basis points	$5.8	$(0.6)	$6.4
Down 200 basis points	$5.8	$(0.6)	$6.4
Down 300 basis points	$5.6	$(0.6)	$6.2

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

Item 8.    Financial Statements And Supplementary Data

        See the Index to Consolidated Financial Statements.

Item 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

        None.

Item 9A.    Controls And Procedures

        (a)    Evaluation of Disclosure Controls and Procedures.    The Company's management, with the participation of the Company's President and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, the Company's President and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2012, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its President and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

        (b)    Management's Report on Internal Control over Financial Reporting.    The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal controls over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company's internal controls over financial reporting was effective as of December 31, 2012. The Company's internal controls over financial reporting as of December 31, 2012, has been audited by our independent registered public accounting firm, KPMG LLP, as stated in its report titled "Report of Independent Registered Public Accounting Firm" on page F-2.

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

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2013 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2012, and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2013 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2012, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2013 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2012, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2013 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2012, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2013 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2012, and is incorporated herein by reference.

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

  3.
  Exhibits.

Number	Description
2.1	Agreement and Plan of Merger, dated as of October 26, 2009, among Ares Capital Corporation, ARCC Odyssey Corp. and Allied Capital Corporation(1)
3.1	Articles of Amendment and Restatement, as amended(2)
3.2	Second Amended and Restated Bylaws, as amended(3)
4.1	Form of Stock Certificate(4)
4.2	Indenture, dated June 16, 2006, between Allied Capital Corporation and The Bank of New York, as trustee(5)
4.3	Form of Note under the Indenture, dated June 16, 2006, between Allied Capital Corporation and The Bank of New York, as trustee(5)
4.4	Third Supplemental Indenture, dated as of March 28, 2007, between Allied Capital Corporation and The Bank of New York, as trustee(6)
4.5	Form of 6.875% Notes due 2047(6)
4.6	Fourth Supplemental Indenture, dated as of April 1, 2010, among Ares Capital Corporation, Allied Capital Corporation and The Bank of New York Mellon, as trustee(7)
4.7	Indenture, dated as of October 21, 2010, between Ares Capital Corporation and U.S. Bank National Association, as trustee(8)
4.8	First Supplemental Indenture, dated as of October 21, 2010, relating to the 7.75% Senior Notes due 2040, between Ares Capital Corporation and U.S. Bank National Association, as trustee(8)
4.9	Form of 7.75% Senior Notes due 2040(8)
4.10	Second Supplemental Indenture, dated as of February 2, 2012, relating to the 7.00% Senior Notes due 2022, between Ares Capital Corporation and U.S. Bank National Association, as trustee(9)
4.11	Form of 7.00% Senior Notes due 2022(9)
4.12	Third Supplemental Indenture, dated as of September 25, 2012, relating to the 5.875% Senior Notes due 2022, between Ares Capital Corporation and U.S. Bank National Association, as trustee(10)
4.13	Form of 5.875% Senior Notes due 2022(10)
4.14	Indenture, dated as of January 25, 2011, between Ares Capital Corporation and U.S. Bank National Association, as trustee(11)

Number	Description
4.15	Form of 5.75% Convertible Senior Notes due 2016(11)
4.16	Indenture, dated as of March 28, 2011, between Ares Capital Corporation and U.S. Bank National Association, as trustee(12)
4.17	Form of 5.125% Convertible Senior Notes due 2016(12)
4.18	Indenture, dated as of March 14, 2012, between Ares Capital Corporation and U.S. Bank National Association, as trustee(13)
4.19	Form of 4.875% Convertible Senior Notes due 2017(13)
4.20	Indenture, dated as of October 10, 2012, between Ares Capital Corporation and U.S. Bank National Association, as trustee(14)
4.21	Form of 4.75% Convertible Senior Notes due 2018(14)
10.1	Dividend Reinvestment Plan of Ares Capital Corporation(15)
10.2	Restated Investment Advisory and Management Agreement, dated as of June 6, 2011, between Ares Capital Corporation and Ares Capital Management LLC(16)
10.3	Amended and Restated Custodian Agreement, dated as of May 15, 2009, between Ares Capital Corporation and U.S. Bank National Association (17)
10.4	Amended and Restated Administration Agreement, dated as of June 1, 2007, between Ares Capital Corporation and Ares Operations LLC(18)
10.5	Trademark License Agreement between Ares Capital Corporation and Ares Management LLC(19)
10.6	Form of Indemnification Agreement between Ares Capital Corporation and directors and certain officers(4)
10.7	Form of Indemnification Agreement between Ares Capital Corporation and members of Ares Capital Management LLC investment committee(4)
10.8	Amended and Restated Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser(20)
10.9	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated as of June 7, 2012, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser(21)
10.10	Second Tier Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser(20)
10.11	Amendment No. 1 to Second Tier Purchase and Sale Agreement, dated as of June 7, 2012, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser(21)
10.12
Amended and Restated Sale and Servicing Agreement, dated as of January 22, 2010, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wachovia Bank, National Association, as note purchaser, U.S. Bank National Association, as trustee and collateral custodian, and Wells Fargo Securities, LLC, as agent(20)

Number	Description
10.13	Amendment No. 1 to the Amended and Restated Sale and Servicing Agreement, dated as of May 6, 2010, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank as note purchaser, U.S. Bank, National Association, as trustee and collateral custodian, and Wells Fargo Securities LLC, as agent(22)
10.14
Amendment No. 2 to the Amended and Restated Sale and Servicing Agreement, dated as of January 18, 2011, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank as note purchaser, U.S. Bank National Association, as trustee and collateral custodian, and Wells Fargo Securities, LLC, as agent(23)
10.15
Amendment No. 3 to the Amended and Restated Sale and Servicing Agreement, dated as of October 13, 2011, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and as transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, U.S. Bank National Association, as trustee, collateral custodian and bank and Wells Fargo Securities, LLC, as agent(24)
10.16
Amendment No. 4 to the Amended and Restated Sale and Servicing Agreement, dated as of January 18, 2012, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as collateral custodian, trustee and bank(25)
10.17
Amendment No. 5 to the Amended and Restated Sale and Servicing Agreement, dated as of June 7, 2012, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as collateral custodian, trustee and bank(21)
10.18
Amendment No. 6 to Loan and Servicing Agreement, dated as of January 25, 2013, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Securities, LLC, as agent, Wells Fargo Bank, National Association, as swingline lender, and the other lenders party thereto(26)
10.19
Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 4, 2012, between Ares Capital Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent(27)
10.20
First Amendment Agreement and Waiver, dated as of November 13, 2007, between Ares Capital Corporation, as borrower, Ares Capital FL Holdings LLC, ARCC CIC Flex Corp., ARCC Imperial Corporation and ARCC Imperial LLC, as subsidiary guarantors, and BMO Capital Markets Financing, Inc., Merrill Lynch Capital Corporation, SunTrust Bank, Commerzbank AG, New York and Grand Cayman Branches, UBS Loan Finance LLC, JPMorgan Chase Bank, N.A., Wachovia Bank, National Association and KBC Bank N.V., as lenders(28)
10.21	Form of Indemnification Agreement between Allied Capital Corporation and its directors and certain officers (29)
10.22	Custodian Agreement, dated as of April 3, 2009, between Allied Capital Corporation and U.S. Bank National Association(30)

Number	Description
10.23	Loan and Servicing Agreement, dated as of January 20, 2012, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, collateral agent and lender, and U.S. Bank National Association, as collateral custodian and bank(31)
10.24	Purchase and Sale Agreement, dated as of January 20, 2012, between Ares Capital JB Funding LLC, as purchaser, and Ares Capital Corporation, as seller(31)
10.25
Omnibus Amendment No. 1, dated as of September 14, 2012, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012)(32)
10.26	Form of Underwriting Agreement for Equity Securities(27)
10.27	Form of Underwriting Agreement for Debt Securities(27)
11.1	Statement of Computation of Per Share Earnings(33)
21.1	Subsidiaries of Ares Capital Corporation*
31.1	Certification by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith

(1)
Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K (File No. 814-00663), filed on October 30, 2009.

(2)
Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q (File No. 814-00663) for the quarter ended September 30, 2012, filed on November 5, 2012.

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

(6)
Incorporated by reference to Exhibits d.8 and d.9, as applicable, to Allied Capital's post-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2/A (File No. 333-133755), filed on March 28, 2007.

(7)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663), filed on April 7, 2010.

(8)
Incorporated by reference to Exhibits 4.1, 4.2 and 4.3, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on October 22, 2010.

(9)
Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on February 2, 2012.

(10)
Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on September 25, 2012.

(11)
Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on January 28, 2011.

(12)
Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on March 28, 2011.

(13)
Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on March 14, 2012.

(14)
Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on October 10, 2012.

(15)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663), filed on February 27, 2012.

(16)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663), filed on June 8, 2011.

(17)
Incorporated by reference to Exhibit (j) to the Company's pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-158211), filed on May 28, 2009.

(18)
Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q (File No. 814-00663) for the quarter ended June 30, 2007, filed on August 9, 2007.

(19)
Incorporated by reference to Exhibit (k)(3) to the Company's pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-114656), filed on September 17, 2004.

(20)
Incorporated by reference to Exhibits 10.2 through 10.4, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on January 25, 2010.

(21)
Incorporated by reference to Exhibits 10.1 through 10.3, as applicable, to the Company's Form 8-K (File No. 814-0663), filed on June 8, 2012.

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

(24)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663), filed on October 14, 2011.

(25)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663), filed on January 19, 2012.

(26)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663), filed on January 28, 2013.

(27)
Incorporated by reference to Exhibits (h)(1), (h)(2) and (k)(13), as applicable, to the Company's Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-181563), filed on May 21, 2012.

(28)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663) filed on November 14, 2007.

(29)
Incorporated by reference to Exhibit 10.37 to Allied Capital's Form 10-K (File No. 811-02708) for the year ended December 31, 2003, filed on March 12, 2004.

(30)
Incorporated by reference to Exhibit 10.44 to Allied Capital's Form 10-Q (File No. 814-00138) for the quarter ended March 31, 2009, filed on May 11, 2009.

(31)
Incorporated by reference to Exhibit 10.1 and 10.2, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on January 24, 2012.

(32)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663) filed on September 17, 2012.

(33)
Included in Note 10 to the Company's Notes to Consolidated Financial Statements filed herewith.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ares Capital Corporation:

        We have audited the accompanying consolidated balance sheet of Ares Capital Corporation (and subsidiaries) (the Company) as of December 31, 2012 and 2011, including the consolidated schedules of investments as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows, and the financial highlights (included in Note 15), for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2012 and 2011, by correspondence with custodians, or by other appropriate auditing procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ares Capital Corporation (and subsidiaries) as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ares Capital Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of Treadway Commission (COSO), and our report dated February 27, 2013 expressed an unqualified opinion on the effectiveness of Ares Capital Corporation's internal control over financial reporting.

        As explained in Note 8 to the consolidated financial statements, the accompanying consolidated financial statements include investments valued at $5.9 billion (149% of net assets), whose fair values have been estimated by the Board of Directors and management in the absence of readily determinable fair values. Such estimates are based on financial and other information provided by management of its portfolio companies, pertinent market and industry data, as well as input from independent valuation firms. These investments are valued in accordance with FASB ASC 820, Fair Value Measurements and Disclosures, which requires the Company to assume that the portfolio investments are sold in a principal market to market participants. The Company has considered its principal market as the market in which the Company exits its portfolio investments with the greatest volume and level of activity. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to these valuation techniques are observable or unobservable. $5.9 billion of investments at December 31, 2012 are valued based on unobservable inputs. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, they may fluctuate significantly over short periods of time. These determinations of fair value could differ materially from the values that would have been utilized had a ready market for these investments existed.

Los Angeles, California
February 27, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ares Capital Corporation:

        We have audited Ares Capital Corporation's (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ares Capital Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Ares Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ares Capital Corporation (and subsidiaries) as of December 31, 2012 and 2011, including the consolidated schedules of investments as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows, and the financial highlights (included in Note 15), for each of the years in the three-year period ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements.

Los Angeles, California
February 27, 2013

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands, except per share data)

	As of December 31,
	2012	2011
ASSETS
Investments at fair value
Non-controlled/non-affiliate investments	$3,822,715	$3,060,084
Non-controlled affiliate company investments	323,059	267,324
Controlled affiliate company investments	1,778,781	1,767,098

Total investments at fair value (amortized cost of $5,823,451 and $5,108,663, respectively)	5,924,555	5,094,506
Cash and cash equivalents	269,043	120,782
Interest receivable	108,998	99,078
Receivable for open trades	131	550
Other assets	98,497	72,521

Total assets	$6,401,224	$5,387,437

LIABILITIES
Debt	$2,195,872	$2,073,602
Management and incentive fees payable	131,585	92,496
Accounts payable and other liabilities	53,178	47,691
Interest and facility fees payable	30,603	26,383
Payable for open trades	1,640	—

Total liabilities	2,412,878	2,240,172
Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share, 500,000 and 400,000 common shares authorized; 248,653 and 205,130 common shares issued and outstanding, respectively	249	205
Capital in excess of par value	4,117,517	3,390,354
Accumulated overdistributed net investment income	(27,910)	(10,449)
Accumulated net realized loss on investments, foreign currency transactions, extinguishment of debt and other assets	(202,614)	(218,688)
Net unrealized gain (loss) on investments	101,104	(14,157)

Total stockholders' equity	3,988,346	3,147,265

Total liabilities and stockholders' equity	$6,401,224	$5,387,437

NET ASSETS PER SHARE	$16.04	$15.34

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2012	2011	2010
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income from investments	$328,342	$267,159	$238,390
Capital structuring service fees	58,106	55,013	23,921
Dividend income	17,219	12,430	4,340
Management and other fees	1,342	1,315	4,797
Other income	13,170	6,137	5,310

Total investment income from non-controlled/non-affiliate company investments	418,179	342,054	276,758
From non-controlled affiliate company investments:
Interest income from investments	21,767	30,560	51,386
Capital structuring service fees	3,682	730	813
Dividend income	1,324	4,294	2,125
Management and other fees	200	502	813
Other income	529	881	569

Total investment income from non-controlled affiliate company investments	27,502	36,967	55,706
From controlled affiliate company investments:
Interest income from investments	221,363	175,534	103,853
Capital structuring service fees	40,348	41,592	29,946
Dividend income	21,195	21,643	7,903
Management and other fees	17,382	14,925	8,762
Other income	2,056	1,771	468

Total investment income from controlled affiliate company investments	302,344	255,465	150,932

Total investment income	748,025	634,486	483,396

EXPENSES:
Interest and credit facility fees	142,976	122,512	79,347
Incentive fees	127,045	112,377	76,895
Base management fees	86,228	71,603	51,998
Professional fees	12,040	16,529	29,941
Administrative fees	9,322	9,563	10,979
Other general and administrative	10,381	12,025	13,028

Total expenses	387,992	344,609	262,188

NET INVESTMENT INCOME BEFORE INCOME TAXES	360,033	289,877	221,208
Income tax expense, including excise tax	11,172	7,474	5,392

NET INVESTMENT INCOME	348,861	282,403	215,816

REALIZED AND UNREALIZED NET GAINS (LOSSES) ON INVESTMENTS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	61,857	24,618	26,865
Non-controlled affiliate company investments	(36,766)	13,647	11,965
Controlled affiliate company investments	21,643	58,295	6,563
Foreign currency transactions	—	—	85

Net realized gains	46,734	96,560	45,478
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	54,522	(29,430)	138,619
Non-controlled affiliate company investments	49,383	(19,395)	40,595
Controlled affiliate company investments	11,356	8,633	51,681
Foreign currency transactions	—	—	(152)

Net unrealized gains (losses)	115,261	(40,192)	230,743

Net realized and unrealized gains on investments	161,995	56,368	276,221
GAIN ON THE ACQUISITION OF ALLIED CAPITAL CORPORATION	—	—	195,876
REALIZED LOSS ON EXTINGUISHMENT OF DEBT	(2,678)	(19,318)	(1,961)
REALIZED GAIN ON SALE OF OTHER ASSETS	—	—	5,882

NET INCREASE IN STOCKHOLDERS' EQUITY RESULTING FROM OPERATIONS	$508,178	$319,453	$691,834

BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 10)	$2.21	$1.56	$3.91

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING— BASIC AND DILUTED (see Note 10)	230,151	204,860	176,732

See accompanying notes to consolidated financial statements.

 ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2012
(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
AGILE Fund I, LLC(9)	Investment partnership	Member interest (0.50% interest)		4/1/2010	$124	$29	(2)

CIC Flex, LP(9)	Investment partnership	Limited partnership units (0.94 unit)		9/7/2007	2,302	3,570	(2)

Covestia Capital Partners, LP(9)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	1,059	1,135	(2)

Dynamic India Fund IV, LLC(9)	Investment company	Member interest (5.44% interest)		4/1/2010	4,822	3,104

HCI Equity, LLC(7)(8)(9)	Investment company	Member interest (100.00% interest)		4/1/2010	452	447

Imperial Capital Private Opportunities, LP(9)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	6,051	8,341	(2)

Partnership Capital Growth Fund I, L.P.(9)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	1,596	4,197	(2)

Partnership Capital Growth Fund III, L.P.(9)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	1,964	1,819	(2)

Piper Jaffray Merchant Banking Fund I, L.P.(9)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	286	259	(2)

Senior Secured Loan Fund LLC(7)(10)	Co-investment vehicle	Subordinated certificates ($1,244,969 par due 12/2022)	8.31% (Libor + 8.00%/Q)(21)	10/30/2009	1,237,887	1,263,644

VSC Investors LLC(9)	Investment company	Membership interest (1.95% interest)		1/24/2008	387	854	(2)

					1,256,930	1,287,399		32.28%

Healthcare—Services
California Forensic Medical Group, Incorporated	Correctional facility healthcare operator	Senior secured revolving loan ($2,000 par due 11/2018)	10.25% (Base Rate + 7.00%/Q)	11/16/2012	2,000	2,000	(2)(20)
		Senior secured loan ($54,182 par due 11/2018)	9.25% (Libor + 8.00%/Q)	11/16/2012	54,182	54,182	(2)(20)

					56,182	56,182

CCS Group Holdings, LLC	Correctional facility healthcare operator	Class A units (601,937 units)		8/19/2010	602	1,205	(2)

CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings LLC(6)	Healthcare analysis services	Senior secured loan ($7,565 par due 3/2017)	7.75% (Libor + 6.50%/Q)	3/15/2011	7,565	7,263	(2)(20)
		Senior secured loan ($7,172 par due 3/2017)	7.75% (Libor + 6.50%/Q)	3/15/2011	7,172	6,885	(3)(20)
		Class A common stock (9,679 shares)		6/15/2007	4,000	4,772	(2)
		Class C common stock (1,546 shares)		6/15/2007	—	1,316	(2)

					18,737	20,236

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
INC Research, Inc.	Pharmaceutical and biotechnology consulting services	Common stock (1,410,000 shares)		9/27/2010	1,512	929	(2)

Intermedix Corporation	Revenue cycle management provider to the emergency healthcare industry	Junior secured loan ($112,000 par due 6/2019)	10.25% (Libor + 9.00%/Q)	12/27/2012	112,000	112,000	(2)(20)

Magnacare Holdings, Inc., Magnacare Administrative Services, LLC, and Magnacare, LLC	Healthcare professional provider	Senior secured loan ($15,298 par due 3/2018)	9.75% (Libor + 8.75%/Q)	9/15/2010	15,298	15,298	(2)(20)
		Senior secured loan ($42,846 par due 3/2018)	9.75% (Libor + 8.75%/Q)	9/15/2010	42,846	42,846	(3)(20)
		Senior secured loan ($4,869 par due 3/2018)	9.75% (Libor + 8.75%/Q)	9/15/2010	4,869	4,869	(4)(20)
		Senior secured loan ($55,307 par due 3/2018)	9.75% (Libor + 8.75%/Q)	3/16/2012	55,307	55,307	(2)(20)
		Senior secured loan ($15,579 par due 3/2018)	9.75% (Libor + 8.75%/Q)	3/16/2012	15,579	15,579	(3)(20)

					133,899	133,899

MW Dental Holding Corp.	Dental services	Senior secured revolving loan ($3,000 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	3,000	3,000	(2)(20)
		Senior secured loan ($55,034 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	55,034	55,034	(2)(20)
		Senior secured loan ($49,253 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	49,253	49,253	(3)(20)
		Senior secured loan ($9,900 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	9,900	9,900	(4)(20)

					117,187	117,187

Napa Management Services Corporation	Anesthesia management services provider	Senior secured revolving loan ($5,250 par due 4/2016)	7.50% (Libor + 6.00%/M)	4/15/2011	5,250	5,250	(2)(20)
		Senior secured loan ($9,062 par due 4/2016)	7.50% (Libor + 6.00%/Q)	4/15/2011	8,984	9,062	(2)(20)
		Senior secured loan ($28,125 par due 4/2016)	7.50% (Libor + 6.00%/Q)	4/15/2011	28,125	28,125	(3)(20)
		Common units (5,000 units)		4/15/2011	5,000	6,169	(2)

					47,359	48,606

Netsmart Technologies, Inc. and NS Holdings, Inc.	Healthcare technology provider	Senior secured loan ($40,095 par due 12/2017)	7.25% (Libor + 6.00%/Q)	12/18/2012	40,095	40,095	(2)(17)(20)
		Common stock (2,500,000 shares)		6/21/2010	2,500	2,611	(2)

					42,595	42,706

OnCURE Medical Corp.	Radiation oncology care provider	Common stock (857,143 shares)		8/18/2006	3,000	—	(2)

Passport Health Communications, Inc., Passport Holding Corp. and Prism Holding Corp.	Healthcare technology provider	Series A preferred stock (1,594,457 shares)		7/30/2008	11,156	11,448	(2)
		Common stock (16,106 shares)		7/30/2008	100	—	(2)

					11,256	11,448

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
PG Mergersub, Inc. and PGA Holdings, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Junior secured loan ($45,000 par due 10/2018)	8.25% (Libor + 7.00%/Q)	4/19/2012	45,000	45,000	(2)(20)
		Preferred stock (333 shares)		3/12/2008	125	14	(2)
		Common stock (16,667 shares)		3/12/2008	167	697	(2)

					45,292	45,711

RCHP, Inc.	Operator of general acute care hospitals	Junior secured loan ($15,000 par due 5/2019)	11.50% (Libor + 10.00%/S)	11/4/2011	15,000	15,000	(2)(20)
		Junior secured loan ($50,000 par due 5/2019)	11.50% (Libor + 10.00%/S)	11/4/2011	50,000	50,000	(3)(20)

					65,000	65,000

Reed Group, Ltd.	Medical disability management services provider	Equity interests		4/1/2010	—	435	(2)

Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	Senior secured loan ($6,000 par due 7/2015)	11.00%	6/28/2012	5,968	6,000	(2)
		Warrants to purchase up to 99,094 shares of Series C preferred stock		6/28/2012	38	29	(2)

					6,006	6,029

Sage Products Holdings III, LLC	Patient infection control and preventive care solutions provider	Junior secured loan ($75,000 par due 6/2020)	9.25% (Libor + 8.00%/Q)	12/13/2012	75,000	75,000	(2)(20)

Soteria Imaging Services, LLC(6)	Outpatient medical imaging provider	Junior secured loan ($2,521 par due 11/2010)		4/1/2010	2,050	843	(2)(19)
		Preferred member units (1,823,179 units)		4/1/2010	—	—

					2,050	843

SurgiQuest, Inc.	Medical device manufacturer	Senior secured loan ($7,000 par due 10/2016)	10.00%	9/28/2012	6,801	7,000	(2)
		Warrants to purchase up to 54,672 shares of Series D-4 convertible preferred stock		9/28/2012	—	—	(2)

					6,801	7,000

U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	Senior secured loan ($15,000 par due 12/2018)	6.50% (Libor + 5.50%/Q)	12/27/2012	15,000	15,000	(2)(20)

Vantage Oncology, Inc.	Radiation oncology care provider	Common stock (62,157 shares)		2/3/2011	4,670	2,616	(2)

					764,148	762,032		19.11%

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Education
American Academy Holdings, LLC	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	Senior secured loan ($541 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	541	541	(2)(20)
		Senior secured loan ($10,357 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	10,357	10,357	(2)(20)
		Senior secured loan ($60,904 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	60,904	60,904	(3)(20)
		Senior secured loan ($4,782 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	4,782	4,782	(4)(20)

					76,584	76,584

Campus Management Corp. and Campus Management Acquisition Corp.(6)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10,520	6,589	(2)

Community Education Centers, Inc.	Offender re-entry and in-prison treatment services provider	Senior secured loan ($15,000 par due 12/2014)	6.25% (Libor + 5.25%/Q)	12/10/2010	15,000	15,000	(2)(15)(20)
		Senior secured loan ($714 par due 12/2014)	7.50% (Base Rate + 4.25%/Q)	12/10/2010	714	714	(2)(15)(20)
		Junior secured loan ($33,150 par due 12/2015)	15.33% (Libor + 8.50% Cash, 6.50% PIK/Q)	12/10/2010	33,150	29,837	(2)
		Junior secured loan ($9,978 par due 12/2015)	15.31% (Libor + 8.50% Cash, 6.50% PIK/Q)	12/10/2010	9,978	8,980	(2)
		Warrants to purchase up to 654,618 shares		12/13/2010	—	—	(2)

					58,842	54,531

eInstruction Corporation	Developer, manufacturer and retailer of educational products	Junior secured loan ($17,000 par due 7/2014)		4/1/2010	15,257	—	(2)(19)
		Senior subordinated loan ($31,997 par due 1/2015)		4/1/2010	24,151	—	(2)(19)
		Common stock (2,406 shares)		4/1/2010	926	—	(2)

					40,334	—

ELC Acquisition Corp., ELC Holdings Corporation, and Excelligence Learning Corporation(6)	Developer, manufacturer and retailer of educational products	Preferred stock (99,492 shares)	12.00% PIK	8/1/2011	10,492	11,766	(2)
		Common stock (50,800 shares)		8/1/2011	51	2,789	(2)

					10,543	14,555

Infilaw Holding, LLC	Operator of three for-profit law schools	Senior secured loan ($1 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	1	1	(2)(20)
		Senior secured loan ($19,157 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	19,157	19,157	(3)(20)
		Series A preferred units (124,890 units)	9.50% (Libor + 8.50%/Q)	8/25/2011	124,890	124,890	(2)(20)
		Series B preferred stock (3.91 units)		10/19/2012	9,245	9,524	(2)

					153,293	153,572

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	Series B preferred stock (1,750,000 shares)		8/5/2010	5,000	7,143	(2)
		Series C preferred stock (2,512,586 shares)		6/7/2010	689	159	(2)
		Common stock (20 shares)		6/7/2010	—	—	(2)

					5,689	7,302

Lakeland Tours, LLC	Educational travel provider	Senior secured loan ($58,826 par due 12/2016)	9.25% (Libor + 8.25%/Q)	10/4/2011	58,670	58,826	(14)(20)
		Senior secured loan ($1,793 par due 12/2016)	5.25% (Libor + 4.25%/Q)	10/4/2011	1,789	1,793	(2)(20)
		Senior secured loan ($40,362 par due 12/2016)	9.25% (Libor + 8.25%/Q)	10/4/2011	40,255	40,362	(3)(14)(20)
		Senior secured loan ($8,967 par due 12/2016)	5.25% (Libor + 4.25%/Q)	10/4/2011	8,943	8,967	(3)(20)
		Common stock (5,000 shares)		10/4/2011	5,000	4,555	(2)

					114,657	114,503

R3 Education, Inc. and EIC Acquisitions Corp.	Medical school operator	Preferred stock (8,800 shares)		7/30/2008	2,200	1,936	(2)
		Common membership interest (26.27% interest)		9/21/2007	15,800	29,829	(2)
		Warrants to purchase up to 27,890 shares		12/8/2009	—	—	(2)

					18,000	31,765

					488,462	459,401		11.52%

Financial Services
AllBridge Financial, LLC(7)	Asset management services	Equity interests		4/1/2010	5,675	7,814

Callidus Capital Corporation(7)	Asset management services	Common stock (100 shares)		4/1/2010	3,000	1,718

Ciena Capital LLC(7)	Real estate and small business loan servicer	Senior secured revolving loan ($14,000 par due 12/2014)	6.00%	11/29/2010	14,000	14,000	(2)
		Senior secured loan ($32,000 par due 12/2016)	12.00%	11/29/2010	32,000	32,000	(2)
		Equity interests		11/29/2010	53,374	18,616	(2)

					99,374	64,616

Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28,000 par due 5/2018)	12.75%	5/10/2012	28,000	28,000	(2)

Cook Inlet Alternative Risk, LLC	Risk management services	Senior subordinated loan ($2,750 par due 9/2015)	9.00%	9/30/2011	2,750	2,750	(2)

Financial Pacific Company	Commercial finance leasing	Preferred stock (6,500 shares)	8.00% PIK	10/13/2010	3,733	13,687
		Common stock (650,000 shares)		10/13/2010	—	—

					3,733	13,687

Gordian Acquisition Corporation	Financial services firm	Common stock (526 shares)		11/30/2012	—	—

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Imperial Capital Group LLC	Investment services	Class A common units (7,710 units)		5/10/2007	14,997	18,954	(2)
		2006 Class B common units (2,526 units)		5/10/2007	3	4	(2)
		2007 Class B common units (315 units)		5/10/2007	—	1	(2)

					15,000	18,959

Ivy Hill Asset Management, L.P.(7)(9)	Asset management services	Member interest (100.00% interest)		6/15/2009	170,961	294,258

					328,493	431,802		10.83%

Restaurants and Food Services
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($1,468 par due 11/2013)	6.50% (Libor + 3.50%/Q)	11/27/2006	1,468	1,468	(2)(20)
		Senior secured revolving loan ($200 par due 11/2013)	6.50% (Base Rate + 2.50%/Q)	11/27/2006	200	200	(2)(20)
		Senior secured loan ($9,200 par due 11/2014)	12.50% (Libor + 9.50%/Q)	11/27/2006	9,200	9,200	(2)(20)
		Senior secured loan ($11,034 par due 11/2014)	12.50% (Libor + 9.50%/Q)	11/27/2006	11,037	11,034	(3)(20)
		Promissory note ($14,897,360 par due 11/2016)	12.00% PIK	11/27/2006	16,001	18,719	(2)
		Warrants to purchase up to 0.61 shares		6/1/2006	—	5,496	(2)

					37,906	46,117

Benihana, Inc.	Restaurant owner and operator	Senior secured revolving loan ($431 par due 8/2017)	9.25% (Libor + 8.00%/M)	8/21/2012	431	431	(2)(20)
		Senior secured loan ($21,769 par due 2/2018)	9.25% (Libor + 8.00%/Q)	8/21/2012	21,769	21,769	(2)(20)
		Senior secured loan ($10,000 par due 2/2018)	9.25% (Libor + 8.00%/Q)	8/21/2012	10,000	10,000	(4)(20)

					32,200	32,200

Hojeij Branded Foods, Inc.	Airport restaurant operator	Senior secured revolving loan ($1,900 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	1,900	1,900	(2)(20)
		Senior secured loan ($22,600 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	22,025	22,600	(2)(20)
		Warrants to purchase up to 7.5% of membership interest		2/15/2012	—	132	(2)
		Warrants to purchase up to 324 shares of Class A common stock		2/15/2012	669	1,899	(2)

					24,594	26,531

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Orion Foods, LLC (fka Hot Stuff Foods, LLC)(7)	Convenience food service retailer	Senior secured revolving loan ($7,800 par due 9/2014)	10.75% (Base Rate + 7.50%/M)	4/1/2010	7,800	7,800	(2)(20)
		Senior secured loan ($33,477 par due 9/2014)	10.00% (Libor + 8.50%/Q)	4/1/2010	33,477	33,477	(3)(20)
		Junior secured loan ($37,552 par due 9/2014)		4/1/2010	23,695	17,807	(2)(19)
		Preferred units (10,000 units)		10/28/2010	—	—	(2)
		Class A common units (25,001 units)		4/1/2010	—	—	(2)
		Class B common units (1,122,452 units)		4/1/2010	—	—	(2)

					64,972	59,084

OTG Management, LLC	Airport restaurant operator	Senior secured loan ($25,000 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	25,000	25,000	(2)(20)
		Common units (3,000,000 units)		1/5/2011	3,000	2,042	(2)
		Warrants to purchase up to 7.73% of common units		6/19/2008	100	4,334	(2)

					28,100	31,376

Performance Food Group, Inc. and Wellspring Distribution Corp.	Food service distributor	Junior secured loan ($50,000 par due 5/2015)	11.00%	5/30/2012	50,000	50,000	(2)
		Junior secured loan ($50,250 par due 5/2015)	11.00%	5/23/2008	49,529	50,250	(2)
		Junior secured loan ($50,000 par due 5/2015)	11.00%	5/23/2008	49,705	50,000	(3)
		Class A non-voting common stock (1,366,120 shares)		5/3/2008	7,500	6,732	(2)

					156,734	156,982

Restaurant Holding Company, LLC	Fast food restaurant operator	Senior secured loan ($61,333 par due 2/2017)	9.00% (Libor + 7.50%/M)	2/15/2012	60,280	61,333	(3)(20)
		Senior secured loan ($9,436 par due 2/2017)	9.00% (Libor + 7.50%/M)	2/15/2012	9,272	9,436	(4)(20)

					69,552	70,769

S.B. Restaurant Company	Restaurant owner and operator	Preferred stock (46,690 shares)		4/1/2010	—	—	(2)
		Warrants to purchase up to 257,429 shares of common stock		4/1/2010	—	—	(2)

					—	—

					414,058	423,059		10.61%

Services—Other
Capital Investments and Ventures Corp.	SCUBA diver training and certification provider	Senior secured loan ($64,837 par due 8/2018)	8.50% (Libor + 7.25%/Q)	8/9/2012	64,837	64,837	(2)(20)
		Senior secured loan ($9,975 par due 8/2018)	8.50% (Libor + 7.25%/Q)	8/9/2012	9,975	9,975	(4)(20)

					74,812	74,812

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Competitor Group, Inc. and Calera XVI, LLC	Endurance sports media and event operator	Senior secured revolving loan ($2,850 par due 11/2018)	10.00% (Base Rate + 6.75%/Q)	11/30/2012	2,850	2,850	(2)(20)
		Senior secured revolving loan ($900 par due 11/2018)	9.00% (Libor + 7.75%/Q)	11/30/2012	900	900	(2)(20)
		Senior secured loan ($54,500 par due 11/2018)	9.00% (Libor + 7.75%/Q)	11/30/2012	54,500	54,500	(2)(20)
		Membership units (2,500,000 units)		11/30/2012	2,500	2,500	(2)(9)

					60,750	60,750

Massage Envy, LLC	Franchiser in the massage industry	Senior secured loan ($80,494 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	80,494	80,494	(2)(20)
		Common stock (3,000,000 shares)		9/27/2012	3,000	3,000	(2)

					83,494	83,494

McKenzie Sports Products, LLC	Designer, manufacturer and distributor of taxidermy forms and supplies	Senior secured loan ($11,833 par due 3/2017)	7.00% (Libor + 5.50%/M)	3/30/2012	11,833	11,833	(2)(20)
		Senior secured loan ($28 par due 3/2017)	7.75% (Base Rate + 4.50%/M)	3/30/2012	28	28	(2)(20)
		Senior secured loan ($9,902 par due 3/2017)	7.00% (Libor + 5.50%/M)	3/30/2012	9,902	9,902	(4)(20)
		Senior secured loan ($23 par due 3/2017)	7.75% (Base Rate + 4.50%/M)	3/30/2012	23	23	(4)(20)

					21,786	21,786

The Dwyer Group(6)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($25,400 par due 6/2018)	12.00% Cash, 1.50% PIK	12/22/2010	25,400	25,400	(2)
		Series A preferred units (13,292,377 units)	8.00% PIK	12/22/2010	6,337	13,962	(2)

					31,737	39,362

Wash Multifamily Laundry Systems, LLC (fka Web Services Company, LLC)	Laundry service and equipment provider	Senior secured loan ($27,172 par due 8/2014)	7.00% (Base Rate + 3.75%/Q)	6/26/2012	27,091	27,172	(2)(20)
		Junior secured loan ($40,000 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	40,000	40,000	(2)(20)
		Junior secured loan ($50,000 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	50,000	50,000	(3)(20)

					117,091	117,172

					389,670	397,376		9.96%

Business Services
Access CIG, LLC	Records and information management services provider	Senior secured loan ($1,000 par due 10/2017)	7.00% (Libor + 5.75%/Q)	10/5/2012	1,000	1,000	(2)(20)

Cast & Crew Payroll, LLC and Centerstage Co-Investors, L.L.C.(6)	Payroll and accounting services provider to the entertainment industry	Senior secured loan ($100,000 par due 12/2017)	7.50% (Libor + 6.50%/Q)	12/24/2012	100,000	100,000	(2)(20)
		Class A membership units (2,500,000 units)		12/24/2012	2,500	2,500	(2)
		Class B membership units (2,500,000 units)		12/24/2012	2,500	2,500	(2)

					105,000	105,000

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
CIBT Investment Holdings, LLC	Expedited travel document processing services	Class A shares (2,500 shares)		12/15/2011	2,500	3,543	(2)

CitiPostal Inc.(7)	Document storage and management services	Senior secured revolving loan ($1,000 par due 12/2013)	6.75% (Base Rate + 3.25%/Q)	4/1/2010	1,000	1,000	(2)(20)
		Senior secured loan ($523 par due 12/2013)	8.50% Cash, 5.50% PIK	4/1/2010	523	523	(2)
		Senior secured loan ($53,561 par due 12/2013)	8.50% Cash, 5.50% PIK	4/1/2010	53,561	53,561	(3)
		Senior subordinated loan ($17,224 par due 12/2015)		4/1/2010	13,038	1,556	(2)(19)
		Common stock (37,024 shares)		4/1/2010	—	—

					68,122	56,640

Command Alkon, Inc.	Software solutions provider to the ready-mix concrete industry	Junior secured loan ($39,130 par due 3/2018)	9.75% (Libor + 8.50%/Q)	9/28/2012	39,130	39,130	(2)(20)

Cornerstone Records Management, LLC	Physical records storage and management service provider	Senior secured loan ($18,460 par due 8/2016)	10.50% (Libor + 9.00%/Q)	8/12/2011	18,460	17,722	(2)(20)

HCP Acquisition Holdings, LLC(7)	Healthcare compliance advisory services	Class A units (12,287,082 units)		6/26/2008	12,347	—	(2)

IfByPhone Inc.	Voice-based marketing automation software provider	Senior secured loan ($2,000 par due 11/2015)	11.00%	10/15/2012	1,917	2,000	(2)
		Senior secured loan ($1,000 par due 1/2016)	11.00%	10/15/2012	1,000	1,000	(2)
		Warrant to purchase up to 124,300 shares of Series C preferred stock		10/15/2012	88	88	(2)

					3,005	3,088

Impact Innovations Group, LLC	IT consulting and outsourcing services	Member interest (50.00% interest)		4/1/2010	—	200

Investor Group Services, LLC(6)	Business consulting for private equity and corporate clients	Limited liability company membership interest (10.00% interest)		6/22/2006	—	711

Itel Laboratories, Inc.	Data services provider for building materials to property insurance industry	Senior secured loan ($12,263 par due 6/2018)	6.25% (Libor + 5.00%/Q)	6/29/2012	12,263	12,263	(2)(20)
		Preferred units (1,798,391 units)		6/29/2012	1,000	1,093	(2)

					13,263	13,356

Multi-Ad Services, Inc.(6)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	788	2,037
		Common units (1,725,280 units)		4/1/2010	—	—

					788	2,037

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
MVL Group, Inc.(7)	Marketing research provider	Senior secured revolving loan ($806 par due 6/2012)	4.94% (Libor + 4.50%/Q)	6/28/2012	806	806	(2)
		Senior subordinated loan ($36,766 par due 7/2012)		4/1/2010	34,636	5,330	(2)(19)
		Junior subordinated loan ($185 par due 7/2012)		4/1/2010	—	—	(2)(19)
		Common stock (560,716 shares)		4/1/2010	—	—	(2)

					35,442	6,136

Performant Financial Corporation	Collections services	Common stock (772,130 shares)		4/1/2010	1,191	7,799	(2)
		Common stock (207,912 shares)		2/5/2005	241	2,100	(2)

					1,432	9,899

Pillar Processing LLC and PHL Holding Co.(6)	Mortgage services	Senior secured loan ($7,033 par due 11/2018)		7/31/2008	6,709	7,033	(2)(19)
		Senior secured loan ($7,375 par due 5/2019)		11/20/2007	6,661	522	(2)(19)
		Class A common stock (576 shares)		7/31/2012	3,768	—	(2)

					17,138	7,555

Powersport Auctioneer Holdings, LLC	Powersport vehicle auction operator	Common units (1,972 units)		3/2/2012	1,000	736	(2)

Prommis Holdings, LLC	Bankruptcy and foreclosure processing services	Class B common units (1,727 units)		6/12/2012	—	—	(2)

Promo Works, LLC	Marketing services	Senior secured loan ($8,655 par due 12/2013)		4/1/2010	3,249	2,042	(2)(19)

R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	137	(2)

Strident Holding, Inc.	Recovery audit services provider to commercial and governmental healthcare payors	Senior secured loan ($7,935 par due 7/2018)	6.50% (Libor + 5.25%/Q)	7/26/2012	7,935	7,935	(2)(20)
		Senior secured loan ($9,975 par due 7/2018)	6.50% (Libor + 5.25%/Q)	7/26/2012	9,975	9,975	(4)(20)

					17,910	17,910

Summit Business Media Parent Holding Company LLC	Business media consulting services	Limited liability company membership interest (45.98% interest)		5/20/2011	—	873	(2)

TOA Technologies, Inc.	Cloud based, mobile workforce management applications provider	Senior secured loan ($13,000 par due 10/2016)	10.25%	10/31/2012	12,415	12,480	(2)
		Warrant to purchase up to 2,509,770 shares of Series D preferred stock		10/31/2012	605	617	(2)

					13,020	13,097

Tradesmen International, Inc.	Construction labor support	Warrants to purchase up to 771,036 shares		4/1/2010	—	10,150

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Tripwire, Inc.	IT security software provider	Senior secured loan ($50,000 par due 5/2018)	6.00% (Libor + 4.75%/Q)	5/23/2011	50,000	50,000	(3)(20)
		Senior secured loan ($10,000 par due 5/2018)	6.00% (Libor + 4.75%/Q)	5/23/2011	10,000	10,000	(4)(20)
		Class A common stock (2,970 shares)		5/23/2011	2,970	6,941	(2)
		Class B common stock (2,655,638 shares)		5/23/2011	30	70	(2)

					63,000	67,011

Venturehouse-Cibernet Investors, LLC	Financial settlement services for intercarrier wireless roaming	Equity interest		4/1/2010	—	—	(2)

VSS-Tranzact Holdings, LLC(6)	Management consulting services	Common membership interest (5.98% interest)		10/26/2007	10,204	3,652

					426,260	381,625		9.57%

Containers—Packaging
ICSH, Inc.	Industrial container manufacturer, reconditioner and servicer	Senior secured loan ($22,569 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	22,569	22,569	(2)(20)
		Senior secured loan ($3,750 par due 8/2016)	9.25% (Base Rate + 6.00%/Q)	8/31/2011	3,750	3,750	(2)(20)
		Senior secured loan ($24,217 par due 8/2016)	8.04% (Libor + 7.00%/Q)	8/31/2011	24,217	24,217	(2)(20)
		Senior secured loan ($67,961 par due 8/2016)	8.04% (Libor + 7.00%/Q)	8/31/2011	67,961	67,961	(3)(20)
		Senior secured loan ($353 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	353	353	(3)(20)
		Senior secured loan ($14,795 par due 8/2016)	8.04% (Libor + 7.00%/Q)	8/31/2011	14,795	14,795	(4)(20)
		Senior secured loan ($77 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	77	77	(4)(20)

					133,722	133,722

Microstar Logistics LLC, Microstar Global Asset Management LLC and MStar Holding Corporation	Keg management solutions provider	Junior secured loan ($165,000 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	165,000	165,000	(2)(20)
		Common Stock (50,000 shares)		12/14/2012	5,000	5,000	(2)

					170,000	170,000

Pregis Corporation, Pregis Intellipack Corp. and Pregis Innovative Packaging Inc.	Provider of highly-customized, tailored protective packaging solutions	Senior secured loan ($3 par due 3/2017)	8.50% (Base Rate + 5.25%/Q)	4/25/2012	3	3	(2)(20)
		Senior secured loan ($992 par due 3/2017)	7.75% (Libor + 6.25%/Q)	4/25/2012	992	992	(2)(20)

					995	995

					304,717	304,717		7.64%

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Consumer Products—Non-durable
Gilchrist & Soames, Inc.	Personal care manufacturer	Senior secured revolving loan ($9,200 par due 10/2013)	6.25% (Libor + 5.00%/M)	4/1/2010	9,200	9,200	(2)(20)
		Senior secured loan ($21,941 par due 10/2013)	13.44%	4/1/2010	21,710	20,847	(2)

					30,910	30,047

Implus Footcare, LLC	Provider of footwear and other accessories	Preferred stock (455 shares)	6.00% PIK	10/31/2011	4,873	4,873	(2)
		Common stock (455 shares)		10/31/2011	455	196	(2)

					5,328	5,069

Insight Pharmaceuticals Corporation(6)	OTC drug products manufactuer	Junior secured loan ($19,310 par due 8/2017)	13.25% (Libor + 11.75%/Q)	8/26/2011	19,136	19,310	(3)(20)
		Class A common stock (155,000 shares)		8/26/2011	6,035	8,277	(2)
		Class B common stock (155,000 shares)		8/26/2011	6,035	8,277	(2)

					31,206	35,864

Matrixx Initiatives, Inc. and Wonder Holdings Acquisition Corp.	Developer and marketer of over-the-counter healthcare products	Senior secured revolving loan ($9,500 par due 6/2016)	13.00% (Libor + 12.00%/M)	6/30/2011	9,500	8,550	(2)(20)
		Senior secured loan ($38,781 par due 6/2016)	13.00% (Libor + 12.00%/Q)	6/30/2011	38,581	34,903	(3)(20)
		Warrants to purchase up to 1,654,678 shares of common stock		7/27/2011	—	—	(2)
		Warrants to purchase up to 1,489 shares of preferred stock		7/27/2011	—	—	(2)

					48,081	43,453

Oak Parent, Inc.	Manufacturer of athletic apparel	Senior secured loan ($41,299 par due 4/2018)	8.00% (Libor + 7.00%/Q)	4/2/2012	41,125	41,299	(2)(20)
		Senior secured loan ($9,428 par due 4/2018)	8.00% (Libor + 7.00%/Q)	4/2/2012	9,388	9,428	(4)(20)

					50,513	50,727

PG-ACP Co-Invest, LLC	Supplier of medical uniforms, specialized medical footwear and accessories	Class A membership units (1,000,0000 units)		8/29/2012	1,000	1,293	(2)

The Step2 Company, LLC	Toy manufacturer	Junior secured loan ($27,000 par due 4/2015)	10.00%	4/1/2010	26,092	27,000	(2)
		Junior secured loan ($32,814 par due 4/2015)	10.00% Cash, 6.00% PIK	4/1/2010	31,859	28,876	(2)
		Common units (1,116,879 units)		4/1/2010	24	94
		Warrants to purchase up to 3,157,895 units		4/1/2010	—	269

					57,975	56,239

The Thymes, LLC(7)	Cosmetic products manufacturer	Preferred units (6,283 units)	8.00% PIK	6/21/2007	5,631	5,244
		Common units (5,400 units)		6/21/2007	—	3,138

					5,631	8,382

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Woodstream Corporation	Pet products manufacturer	Senior secured loan ($3,000 par due 8/2014)	6.50% (Libor + 5.00%/Q)	4/18/2012	3,000	3,000	(2)(20)
		Senior secured loan ($15,000 par due 8/2014)	6.50% (Libor + 5.00%/Q)	4/18/2012	15,000	15,000	(4)(20)
		Senior subordinated loan ($45,000 par due 2/2015)	12.00%	1/22/2010	41,637	45,000	(2)
		Common stock (4,254 shares)		1/22/2010	1,222	2,999	(2)

					60,859	65,999

					291,503	297,073		7.45%

Energy
Centinela Funding, LLC	Solar power generation facility developer and operator	Senior secured loan ($45,000 par due 11/2020)	10.00% (Libor + 8.75%/Q)	11/14/2012	45,000	45,000	(2)(20)

EquiPower Resources Holdings, LLC	Gas-fired power generation facilities operator	Junior secured loan ($22,500 par due 6/2019)	10.00% (Libor + 8.50%/Q)	6/27/2012	22,073	22,500	(2)(20)

La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Junior secured loan ($59,000 par due 8/2018)	10.25% (Libor + 8.75%/Q)	8/9/2011	57,908	56,640	(2)(20)

Panda Sherman Power, LLC	Developer and operator of a gas turbine power plant	Senior secured loan ($32,500 par due 9/2018)	9.00% (Libor + 7.50%/Q)	9/14/2012	32,500	32,500	(2)(20)

Panda Temple Power, LLC	Developer and operator of a gas turbine power plant	Senior secured loan ($60,000 par due 7/2018)	11.50% (Libor + 10.00%/Q)	7/17/2012	58,157	60,000	(2)(20)

					215,638	216,640		5.43%

Automotive Services
Driven Holdings, LLC	Automotive aftermarket car care franchisor	Preferred stock (247,500 units)		12/16/2011	2,475	2,688	(2)
		Common stock (25,000 units)		12/16/2011	25	137	(2)

					2,500	2,825

Eckler Industries, Inc.	Restoration parts and accessories provider for classic automobiles	Senior secured revolving loan ($1,300 par due 7/2017)	8.25% (Base Rate + 5.00%/M)	7/12/2012	1,300	1,300	(2)(20)
		Senior secured loan ($52,071 par due 7/2017)	7.25% (Libor + 6.00%/M)	7/12/2012	52,071	52,071	(2)(20)
		Series A preferred stock (1,800 shares)		7/12/2012	1,800	1,871	(2)
		Common stock (20,000 shares)		7/12/2012	200	200	(2)

					55,371	55,442

EcoMotors, Inc.	Engine developer	Senior secured loan ($5,000 par due 7/2016)	10.13%	12/28/2012	4,850	5,000	(2)
		Warrant to purchase up to 321,888 shares of Series C Preferred Stock		12/28/2012	—	84	(2)

					4,850	5,084

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Service King Paint & Body, LLC	Collision repair site operators	Senior secured loan ($122,850 par due 8/2017)	8.50% (Libor + 7.25%/Q)	8/20/2012	122,850	122,850	(2)(16)(20)
		Senior secured loan ($9,925 par due 8/2017)	5.50% (Libor + 4.25%/Q)	8/20/2012	9,925	9,925	(2)(20)
		Membership interest		8/20/2012	5,000	6,684	(2)

					137,775	139,459

					200,496	202,810		5.09%

Manufacturing
Cambrios Technologies Corporation	Nanotechnology-based solutions for electronic devices and computers	Senior secured loan ($4,848 par due 8/2015)	12.00%	8/7/2012	4,848	4,848	(2)
		Warrants to purchase up to 400,000 shares of Series D-4 convertible preferred stock		8/2/2012	—	8	(2)

					4,848	4,856

Component Hardware Group, Inc.	Commercial equipment	Junior secured loan ($3,202 par due 12/2014)	7.00% Cash, 3.00% PIK	8/4/2010	3,202	3,202	(2)
		Senior subordinated loan ($11,142 par due 12/2014)	7.50% Cash, 5.00% PIK	4/1/2010	8,343	11,142	(2)
		Warrants to purchase up to 1,462,500 shares of common stock		8/4/2010	—	7,322	(2)

					11,545	21,666

MWI Holdings, Inc.	Provider of engineered springs, fasteners, and other precision components	Senior secured loan ($38,274 par due 6/2017)	10.00% (Libor + 8.00%/Q)	6/15/2011	38,274	38,274	(2)(20)
		Senior secured loan ($10,000 par due 6/2017)	10.00% (Libor + 8.00%/Q)	6/15/2011	10,000	10,000	(4)(20)

					48,274	48,274

NetShape Technologies, Inc.	Metal precision engineered components	Senior secured revolving loan ($415 par due 2/2013)	3.96% (Libor + 3.75%/M)	4/1/2010	415	373	(2)

Pelican Products, Inc.	Flashlights	Senior secured loan ($7,960 par due 7/2018)	7.00% (Libor + 5.50%/Q)	7/13/2012	7,960	7,960	(4)(20)
		Junior secured loan ($32,000 par due 6/2019)	11.50% (Libor + 10.00%/Q)	7/13/2012	32,000	32,000	(2)(20)

					39,960	39,960

Protective Industries, Inc. dba Caplugs	Plastic protection products	Senior secured revolving loan ($1,633 par due 5/2016)	5.75% (Libor + 4.25%/M)	5/23/2011	1,633	1,633	(2)(20)
		Senior secured loan ($1,500 par due 5/2017)	5.75% (Libor + 4.25%/M)	11/30/2012	1,500	1,500	(2)(20)
		Senior subordinated loan ($695 par due 5/2018)	8.00% Cash, 7.25% PIK	5/23/2011	695	695	(2)
		Preferred stock (2,379,361 shares)		5/23/2011	2,307	4,644	(2)

					6,135	8,472

Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1,000	—	(2)

Sigma International Group, Inc.	Water treatment parts	Junior secured loan ($4,195 par due 4/2014)	10.00% (Libor + 5.00% Cash, 5.00% PIK/Q)	7/8/2011	4,195	4,195	(2)(20)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
SSH Environmental Industries, Inc. and SSH Non-Destructive Testing, Inc.	Magnetic sensors and supporting sensor products	Senior secured loan ($11,625 par due 12/2016)	9.00% (Libor + 7.50%/Q)	3/23/2012	11,424	11,625	(2)(20)

					127,796	139,421		3.50%

Aerospace and Defense
ILC Industries, LLC	Designer and manufacturer of protective cases and technically advanced lighting systems	Senior secured loan ($4,925 par due 7/2018)	7.50% (Libor + 6.00%/Q)	7/13/2012	4,838	4,925	(2)(20)
		Senior secured loan ($19,950 par due 7/2018)	7.50% (Libor + 6.00%/Q)	7/13/2012	19,574	19,950	(4)(20)

					24,412	24,875

PRV Aerospace, LLC	Aerospace precision components manufacturer	Senior secured loan ($1,136 par due 5/2018)	6.50% (Libor + 5.25%/Q)	5/15/2012	1,130	1,136	(2)(20)
		Senior secured loan ($8,460 par due 5/2018)	6.50% (Libor + 5.25%/Q)	5/15/2012	8,383	8,460	(4)(20)
		Junior secured loan ($80,000 par due 5/2019)	10.50% (Libor + 9.25%/Q)	5/10/2012	80,000	80,000	(2)(20)

					89,513	89,596

Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	103	103	(2)
		Common stock (1,885,195 shares)		1/17/2008	2,291	2,346	(2)

					2,394	2,449

					116,319	116,920		2.93%

Telecommunications
American Broadband Communications, LLC, American Broadband Holding Company, Cameron Holdings of NC, Inc., and Dialog Telecom LLC	Broadband communication services	Senior secured loan ($7,666 par due 9/2013)	7.50% (Libor + 5.50%/Q)	9/1/2010	7,666	7,666	(2)(20)
		Senior secured loan ($16,476 par due 12/2013)	12.00% (Libor + 11.50%/Q)	6/20/2011	16,476	16,476	(2)(20)
		Senior subordinated loan ($10,741 par due 11/2014)	12.00% Cash, 2.00% PIK	9/1/2010	10,741	10,312	(2)
		Senior subordinated loan ($34,104 par due 11/2014)	12.00% Cash, 2.00% PIK	11/7/2007	34,104	32,740	(3)
		Senior subordinated loan ($23,513 par due 11/2014)	10.00% Cash, 4.00% PIK	11/7/2007	23,513	22,574	(2)
		Warrants to purchase up to 378 shares		11/7/2007	—	2,533
		Warrants to purchase up to 200 shares		9/1/2010	—	1,340	(2)

					92,500	93,641

Startec Equity, LLC(7)	Communication services	Member interest		4/1/2010	—	—

					92,500	93,641		2.35%

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Consumer Products—Durable
Bushnell Inc.	Sports optics manufacturer	Junior secured loan ($48,825 par due 2/2016)	9.00% (Libor + 7.50%/Q)	4/1/2010	44,000	48,338	(2)(20)
		Junior secured loan ($43,675 par due 2/2016)	9.50% (Libor + 8.00%/Q)	4/30/2012	43,675	43,675	(2)(20)

					87,675	92,013		2.31%

Oil and Gas
Geotrace Technologies, Inc.	Reservoir processing and development	Warrants to purchase up to 69,978 shares of common stock		4/1/2010	88	—	(2)
		Warrants to purchase up to 210,453 shares of preferred stock		4/1/2010	2,805	1,757	(2)

					2,893	1,757

UL Holding Co., LLC and Universal Lubricants, LLC(6)	Petroleum product manufacturer	Junior secured loan ($4,935 par due 12/2014)	9.19% (Libor + 7.19% Cash, 2.00% PIK/Q)	4/30/2012	4,935	4,935	(2)
		Junior secured loan ($25,413 par due 12/2014)	9.19% (Libor + 7.19% Cash, 2.00% PIK/Q)	4/30/2012	25,413	25,413	(3)
		Junior secured loan ($4,920 par due 12/2014)	12.00% Cash, 2.00% PIK	4/30/2012	4,920	4,920	(2)
		Junior secured loan ($5,078 par due 12/2014)	12.00% Cash, 3.00% PIK	4/30/2012	5,078	5,078	(2)
		Junior secured loan ($18,614 par due 12/2014)	12.00% Cash, 2.00% PIK	4/30/2012	18,614	18,614	(3)
		Class A common units (10,782 units)		6/17/2011	1,512	57	(2)
		Class B-5 common units (599,200 units)		4/25/2008	5,472	226	(2)
		Class B-4 common units (50,000 units)		6/17/2011	500	19	(2)
		Class C common units (618,091 units)		4/25/2008	—	287	(2)

					66,444	59,549

					69,337	61,306		1.54%

Retail
Fulton Holdings Corp.	Airport restaurant operator	Senior secured loan ($40,000 par due 5/2016)	12.50%	5/28/2010	40,000	40,000	(3)(12)
		Common stock (19,672 shares)		5/28/2010	1,967	1,873

					41,967	41,873

Things Remembered Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($14,962 par due 5/2018)	8.00% (Libor + 6.50%/Q)	5/24/2012	14,962	14,962	(4)(20)

					56,929	56,835		1.43%

Printing, Publishing and Media
Batanga, Inc.	Independent digital media company	Senior secured loan ($5,500 par due 10/2016)	9.60%	10/31/2012	5,500	5,594	(2)(18)

Earthcolor Group, LLC	Printing management services	Limited liability company interests (9.30%)		5/18/2012	—	—

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
National Print Group, Inc.	Printing management services	Senior secured revolving loan ($913 par due 10/2013)	9.00% (Libor + 6.00%/Q)	3/2/2006	913	895	(2)(20)
		Senior secured revolving loan ($1,038 par due 10/2013)	9.00% (Base Rate + 5.00%/M)	3/2/2006	1,038	1,017	(2)(20)
		Senior secured loan ($6,903 par due 10/2013)	10.00% (Libor + 9.00% Cash, 1.00% PIK/Q)	3/2/2006	6,631	6,834	(2)(20)
		Senior secured loan ($331 par due 10/2013)	10.00% (Base Rate + 9.00% Cash, 1.00% PIK/Q)	3/2/2006	318	327	(2)(20)
		Preferred stock (9,344 shares)		3/2/2006	2,000	—	(2)

					10,900	9,073

The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	Senior secured loan ($21,319 par due 3/2017)	9.00% (Libor + 7.50%/Q)	9/29/2006	21,319	21,319	(2)(20)
		Senior secured loan ($9,902 par due 3/2017)	9.00% (Libor + 7.50%/Q)	9/29/2006	9,902	9,902	(4)(20)
		Preferred stock (10,663 shares)		9/29/2006	1,066	3,225	(2)
		Common stock (15,393 shares)		9/29/2006	3	8	(2)

					32,290	34,454

					48,690	49,121		1.23%

Environmental Services
AWTP, LLC(7)	Water treatment services	Junior secured loan ($4,212 par due 6/2015)	10.00%	4/18/2011	4,212	4,212	(2)
		Junior secured loan ($6,121 par due 6/2015)	15.00% PIK	4/18/2011	6,121	6,121	(2)
		Membership interests (90% interest)		4/18/2011	—	4,580	(2)

					10,333	14,913

RE Community Holdings II, Inc. and Pegasus Community Energy, LLC.	Operator of municipal recycling facilities	Preferred stock (1,000 shares)		3/1/2011	8,839	1,487	(2)

Waste Pro USA, Inc	Waste management services	Preferred Class A common equity (611,615 shares)		11/9/2006	12,263	24,219	(2)

					31,435	40,619		1.02%

Transportation
PODS Funding Corp.	Storage and warehousing	Junior subordinated loan ($40,228 par due 5/2017)	12.75% Cash, 2.75% PIK	11/29/2011	40,228	40,228	(2)

United Road Towing, Inc.	Towing company	Warrants to purchase up to 607 shares		4/1/2010	—	—

					40,228	40,228		1.01%

Commercial Real Estate Finance
10th Street, LLC(6)	Real estate holding company	Senior subordinated loan ($25,208 par due 11/2014)	8.93% Cash, 4.07% PIK	4/1/2010	25,208	25,208	(2)
		Member interest (10.00% interest)		4/1/2010	594	—
		Option (25,000 units)		4/1/2010	25	501

					25,827	25,709

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
American Commercial Coatings, Inc.	Real estate property	Commercial mortgage loan ($2,505 par due 12/2025)		4/1/2010	926	2,061	(19)

Cleveland East Equity, LLC	Hotel operator	Real estate equity interests		4/1/2010	1,026	3,639

Commons R-3, LLC	Real estate developer	Real estate equity interests		4/1/2010	—	—

Crescent Hotels & Resorts, LLC and affiliates(7)	Hotel operator	Senior subordinated loan ($2,236 par due 9/2011)		4/1/2010	—	—	(2)(19)
		Senior subordinated loan ($2,092 par due 6/2017)		4/1/2010	—	—	(2)(19)
		Common equity interest		4/1/2010	—	—
		Limited liability company membership interest (100% interest)		6/19/2012	—	—	(2)

					—	—

Hot Light Brands, Inc.(7)	Real estate holding company	Senior secured loan ($32,957 par due 2/2011)		4/1/2010	1,664	1,128	(2)(19)
		Common stock (93,500 shares)		4/1/2010	—	—	(2)

					1,664	1,128

NPH, Inc.	Hotel property	Real estate equity interests		4/1/2010	5,291	6,123

					34,734	38,660		0.97%

Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	Senior secured loan ($11,500 par due 10/2013)	4.71% (Libor + 4.50%/M)	10/11/2007	11,500	11,500	(2)(13)

CFW Co-Invest, L.P. and NCP Curves, L.P.	Health club franchisor	Limited partnership interest (4,152,165 shares)		7/31/2012	4,152	4,152	(2)
		Limited partnership interest (1,847,835 shares)		7/31/2012	1,848	1,848	(2)

					6,000	6,000

					17,500	17,500		0.43%

Food and Beverage
Apple & Eve, LLC and US Juice Partners, LLC(6)	Juice manufacturer	Senior units (50,000 units)		10/5/2007	5,000	1,398

Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated loan ($8,885 par due 2/2013)	16.00% PIK	2/6/2008	8,885	8,885	(2)
		Preferred stock (6,258 shares)		9/1/2006	2,568	1,617	(2)

					11,453	10,502

Distant Lands Trading Co.	Coffee manufacturer	Class A common stock (1,294 shares)		4/1/2010	980	—	(2)
		Class A-1 common stock (2,157 shares)		4/1/2010	—	—	(2)

					980	—

					17,433	11,900		0.29%

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Wholesale Distribution
BECO Holding Company, Inc.	Wholesale distributor of first response fire protection equipment and related parts	Common stock (25,000 shares)		7/30/2010	2,500	2,457	(2)

					2,500	2,457		0.05%

					$5,823,451	$5,924,555		148.55%

(1)
Other than the Company's investments listed in footnote 7 below (subject to the limitations set forth therein), the Company does not "Control" any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "Investment Company Act"). In general, under the Investment Company Act, the Company would "Control" a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company's portfolio company investments, which as of December 31, 2012 represented 149% of the Company's net assets or 93% of the Company's total assets, are subject to legal restrictions on sales.

(2)
These assets are pledged as collateral for the Revolving Credit Facility and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company's obligations under the Revolving Credit Facility (see Note 5 to the consolidated financial statements).

(3)
These assets are owned by the Company's consolidated subsidiary Ares Capital CP Funding LLC ("Ares Capital CP"), are pledged as collateral for the Revolving Funding Facility and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than Ares Capital CP's obligations under the Revolving Funding Facility (see Note 5 to the consolidated financial statements).

(4)
These assets are owned by the Company's consolidated subsidiary Ares Capital JB Funding LLC ("ACJB"), are pledged as collateral for the SMBC Funding Facility and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than ACJB's obligations under the SMBC Funding Facility (see Note 5 to the consolidated financial statements).

(5)
Investments without an interest rate are non-income producing.

(6)
As defined in the Investment Company Act, the Company is deemed to be an "Affiliated Person" of a portfolio company because it owns 5% or more of the portfolio company's outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2012 in which the issuer was an Affiliated company (but not a portfolio company that the Company ("Controls") are as follows:

Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
10th Street, LLC	$—	$—	$—	$3,227	$—	$—	$—	$—	$(54)
Apple & Eve, LLC and US Juice Partners, LLC	$500	$32,344	$—	$3,393	$—	$—	$44	$—	$(1,928)
Campus Management Corp. and Campus Management Acquisition Corp	$—	$—	$—	$—	$—	$—	$—	$—	$(4,508)
Cast & Crew Payroll, LLC and Centerstage Co-Investors, L.L.C.	$105,000	$—	$—	$167	$2,788	$36	$2	$—	$—
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC	$—	$188	$—	$1,169	$—	$—	$—	$—	$(3,898)
Direct Buy Holdings, Inc. and Direct Buy Investors, LP	$—	$—	$10,927	$—	$—	$—	$—	$(10,927)	$10,927
The Dwyer Group	$—	$—	$—	$2,959	$162	$785	$85	$—	$5,027
ELC Acquisition Corp. and ELC Holdings Corporation	$—	$—	$—	$—	$—	$343	$6	$—	$5,058
Firstlight Financial Corporation	$—	$28,890	$84,153	$1,773	$—	$—	$200	$(25,959)	$43,321
Insight Pharmaceuticals Corporation	$—	$5,636	$—	$3,242	$—	$—	$171	$54	$(1,649)
Investor Group Services, LLC	$—	$—	$—	$—	$—	$160	$15	$—	$(148)
Multi-Ad Services, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$209
Pillar Processing LLC and PHL Holding Co.	$—	$5,479	$—	$—	$—	$—	$9	$2	$1,110
Soteria Imaging Services, LLC	$—	$441	$—	$—	$—	$—	$—	$64	$(584)
VSS-Tranzact Holdings, LLC	$—	$—	$867	$—	$—	$—	$—	$—	$3,453
UL Holding Co., LLC	$44,532	$13,766	$—	$5,837	$732	$—	$197	$—	$(6,953)
(7)
As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" and "Control" this portfolio company because it owns more than 25% of the portfolio company's outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the year ended December 31, 2012 in which the issuer was both an Affiliated company and a portfolio company that the Company is deemed to Control are as follows:

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
AGILE Fund I, LLC	$—	$9	$—	$—	$—	$1	$—	$—	$(19)
Allied Capital REIT, Inc.	$—	$—	$375	$—	$—	$41	$—	$147	$(314)
AllBridge Financial, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$1,801
Aviation Properties Corporation	$—	$—	$—	$—	$—	$—	$—	$291	$—
AWTP, LLC	$—	$—	$—	$1,296	$—	$—	$50	$—	$6,229
BenefitMall Holdings, Inc.	$—	$40,326	$53,510	$2,440	$—	$—	$167	$12,546	$(6,479)
Callidus Capital Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$942
Ciena Capital LLC	$—	$—	$—	$4,758	$—	$—	$—	$—	$(1,436)
Citipostal, Inc.	$—	$2,710	$—	$7,715	$—	$—	$112	$—	$(18)
Crescent Hotels & Resorts, LLC and affiliates	$—	$—	$2,843	$20	$—	$—	$—	$(5,473)	$5,595
HCI Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(108)
HCP Acquisition Holdings, LLC	$1,254	$—	$—	$—	$—	$—	$—	$—	$(6,177)
Hot Light Brands, Inc.	$—	$2,282	$—	$—	$—	$—	$—	$—	$(282)
Huddle House Inc.	$—	$20,801	$—	$678	$—	$—	$187	$(2,291)	$1,701
Ivy Hill Asset Management, L.P.	$58,085	$—	$—	$—	$—	$19,939	$—	$—	$41,576
Ivy Hill Middle Market Credit Fund, Ltd.	$—	$25,000	$30,515	$3,943	$—	$—	$—	$1,655	$1,515
LVCG Holdings, LLC	$—	$—	$6,600	$—	$—	$—	$—	$(6,590)	$6,600
Making Memories Wholesale, Inc.	$—	$2,229	$—	$—	$—	$—	$—	$(12,281)	$12,476
MVL Group, Inc.	$2,540	$25,607	$—	$4,394	$—	$—	$—	$—	$(27,867)
Orion Foods, LLC	$6,500	$5,142	$—	$7,200	$—	$—	$806	$—	$(10,260)
Senior Secured Loan Fund LLC*	$269,967	$66,334	$—	$184,701	$40,348	$—	$17,865	$3,641	$833
Stag-Parkway, Inc.	$—	$34,500	$3,090	$4,218	$—	$733	$251	$29,998	$(16,639)
The Thymes, LLC	$—	$560	$—	$—	$—	$481	$—	$—	$1,687

      *    Together with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together, "GE"), the Company co-invests through the Senior Secured Loan Fund LLC d/b/a the "Senior Secured Loan Program" (the "SSLP"). The SSLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and GE (with approval from a representative of each required); therefore, although the Company owns more than 25% of the voting securities of the SSLP, the Company does not believe that it has control over the SSLP (for purposes of the Investment Company Act or otherwise) because, among other things, these "voting securities" do not afford the Company the right to elect directors of the SSLP or any other special rights (see Note 4 to the consolidated financial statements).

(8)
Non-U.S. company or principal place of business outside the U.S. and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(9)
Excepted from the definition of investment company under Section 3(c) of the Investment Company Act and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(10)
In the first quarter of 2011, the staff of the Securities and Exchange Commission (the "Staff") informally communicated to certain business development companies the Staff's belief that certain entities, which would be classified as an "investment company" under the Investment Company Act but for the exception from the definition of "investment company" set forth in Rule 3a-7 promulgated under the Investment Company Act, could not be treated as eligible portfolio companies (as defined in Section 2(a)(46) of the Investment Company Act). Subsequently, in August 2011 the Securities and Exchange Commission issued a concept release (the "Concept Release") which states that "[a]s a general matter, the Commission presently does not believe that Rule 3a-7 issuers are the type of small, developing and financially troubled businesses in which Congress intended BDCs primarily to invest" and requested comment on whether or not a 3a-7 issuer should be considered an "eligible portfolio company". Ares Capital provided a comment letter in respect of the Concept Release and continues to believe that the language of Section 2(a)(46) of the Investment Company Act permits a business development company to treat as "eligible portfolio companies" entities that rely on the 3a-7 exception. However, given the current uncertainty in this area (including the language in the Concept Release) and subsequent discussions with the Staff, Ares Capital has, solely for purposes of calculating the composition of its portfolio pursuant to Section 55(a) of the Investment Company Act, identified these entities in the Company's schedule of investments as "non-qualifying assets" should the Staff ultimately disagree with Ares Capital's position.

(11)
Variable rate loans to the Company's portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower's option, which reset annually (A), semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, the Company has provided the interest rate in effect on the date presented.

(12)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.00% on $16 million aggregate principal amount of a "first out" tranche of the portfolio company's senior term debt previously syndicated by the Company into "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(13)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.50% on $12 million aggregate principal amount of a "first out" tranche of the portfolio company's senior term debt previously syndicated by the Company into "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(14)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.00% on $65 million aggregate principal amount of a "first out" tranche of the portfolio company's senior term debt previously syndicated by the Company into "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(15)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.13% on $19 million aggregate principal amount of a "first out" tranche of the portfolio company's senior term debt previously syndicated by the Company into "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(16)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.00% on $73 million aggregate principal amount of a "first out" tranche of the portfolio company's senior term debt previously syndicated by the Company into "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(17)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.13% on $56 million aggregate principal amount of a "first out" tranche of the portfolio company's senior term debt previously syndicated by the Company into "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(18)
The Company is entitled to receive a fixed fee upon the occurrence of certain events as defined in the credit agreement governing the Company's debt investment in the portfolio company. The fair value of such fee is included in the fair value of the debt investment.

(19)
Loan was on non-accrual status as of December 31, 2012.

(20)
Loan includes interest rate floor feature.

(21)
In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SSLP's loan portfolio, which may result in a return to the Company greater than the contractual stated interest rate.

 ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2011
(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
AGILE Fund I, LLC(6)(8)	Investment partnership	Member interest (0.50% interest)		4/1/2010	$216	$132

CIC Flex, LP(8)	Investment partnership	Limited partnership units (0.94 unit)		9/7/2007	2,533	3,130

Covestia Capital Partners, LP(8)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	1,059	1,111

Dynamic India Fund IV, LLC(8)	Investment company	Member interest (5.44% interest)		4/1/2010	4,822	4,728

Firstlight Financial Corporation(5)(8)	Investment company	Senior subordinated loan ($71,542 par due 12/2016)	1.00% PIK	12/31/2006	71,269	67,947
		Class A common stock (10,000 shares)		12/31/2006	10,000	—
		Class B common stock (30,000 shares)		12/31/2006	30,000	—

					111,269	67,947

HCI Equity, LLC(6)(7)(8)	Investment company	Member interest (100.00% interest)		4/1/2010	808	730

Imperial Capital Private Opportunities, LP(8)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	6,643	5,120

Ivy Hill Middle Market Credit Fund, Ltd.(6)(7)(8)	Investment company	Class B deferrable interest notes ($40,000 par due 11/2018)	6.25% (Libor + 6.00%/Q)	11/20/2007	40,000	38,000
		Subordinated notes ($16 par due 11/2018)	15.00%	11/20/2007	15,515	16,000

					55,515	54,000

Kodiak Funding, LP(8)	Investment partnership	Limited partnership interest (1.52% interest)		4/1/2010	868	823

Novak Biddle Venture Partners III, L.P.(8)	Investment partnership	Limited partnership interest (2.47% interest)		4/1/2010	221	196

Partnership Capital Growth Fund I, L.P.(8)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	1,791	3,726

Partnership Capital Growth Fund III, L.P.(8)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	1,322	1,250

Senior Secured Loan Fund LLC(6)(9)	Co-investment vehicle	Subordinated certificates ($1,044,977 par due 12/2020)	8.38% (Libor + 8.00%/Q)(17)	10/30/2009	1,034,254	1,059,178

VSC Investors LLC(8)	Investment company	Membership interest (1.95% interest)		1/24/2008	1,139	997

					1,222,460	1,203,068		38.23%

Healthcare—Services
BenefitMall Holdings Inc.(6)	Employee benefits broker services company	Senior subordinated loan ($40,326 par due 6/2014)	18.00%	4/1/2010	40,326	40,326
		Common stock (39,274,290 shares)		4/1/2010	53,510	59,990
		Warrants		4/1/2010	—	—

					93,836	100,316

CCS Group Holdings, LLC	Correctional facility healthcare operator	Class A units (601,937 units)		8/19/2010	602	1,158

CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings LLC(5)	Healthcare analysis services	Senior secured loan ($7,245 par due 3/2017)	7.75% (Libor + 6.50%/Q)	3/15/2011	7,245	6,883	(2)(16)

Company(1)	Business Description	Investment	Interest(4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior secured loan ($18 par due 3/2017)	8.75% (Base Rate + 5.50%/Q)	3/15/2011	18	17	(2)(16)
		Senior secured loan ($7,642 par due 3/2017)	7.75% (Libor + 6.50%/Q)	3/15/2011	7,642	7,260	(3)(16)
		Senior secured loan ($19 par due 3/2017)	8.75% (Base Rate + 5.50%/Q)	3/15/2011	19	18	(3)(16)
		Class A common stock (9,679 shares)		6/15/2007	4,000	8,745
		Class C common stock (1,546 shares)		6/15/2007	—	1,397

					18,924	24,320

INC Research, Inc.	Pharmaceutical and biotechnology consulting services	Common stock (1,410,000 shares)		9/27/2010	1,512	1,403

Magnacare Holdings, Inc., Magnacare Administrative Services, LLC, and Magnacare, LLC	Healthcare professional provider	Senior secured loan ($12,638 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/15/2010	12,638	12,638	(16)
		Senior secured loan ($44,393 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/15/2010	44,393	44,393	(2)(16)
		Senior secured loan ($8,257 par due 9/2016)	9.75% (Libor + 8.75%/Q)	9/15/2010	8,257	8,257	(3)(16)

					65,288	65,288

MW Dental Holding Corp.	Dental services	Senior secured revolving loan ($1,700 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	1,700	1,700	(16)
		Senior secured loan ($15,384 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	15,384	15,384	(16)
		Senior secured loan ($49,750 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	49,750	49,750	(2)(16)
		Senior secured loan ($2,686 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	2,686	2,686	(3)(16)

					69,520	69,520

Napa Management Services Corporation	Anesthesia management services provider	Senior secured loan ($10,892 par due 4/2016)	8.50% (Libor + 7.00%/Q)	4/15/2011	10,563	10,892	(16)
		Senior secured loan ($29,437 par due 4/2016)	8.50% (Libor + 7.00%/Q)	4/15/2011	29,437	29,437	(2)(16)
		Senior secured loan ($7,752 par due 4/2016)	8.50% (Libor + 7.00%/Q)	4/15/2011	7,752	7,752	(3)(16)
		Common units (5,000 units)		4/15/2011	5,000	5,513

					52,752	53,594

NS Merger Sub. Inc. and NS Holdings, Inc.	Healthcare technology provider	Senior subordinated loan ($579 par due 6/2017)	13.50%	6/21/2010	579	579
		Senior subordinated loan ($50,000 par due 6/2017)	13.50%	6/21/2010	50,000	50,000	(2)
		Common stock (2,500,000 shares)		6/21/2010	2,500	2,985

					53,079	53,564

OnCURE Medical Corp.	Radiation oncology care provider	Common stock (857,143 shares)		8/18/2006	3,000	3,073

Passport Health Communications, Inc., Passport Holding Corp. and Prism Holding Corp.	Healthcare technology provider	Series A preferred stock (1,594,457 shares)		7/30/2008	11,156	9,218
		Common stock (16,106 shares)		7/30/2008	100	—

					11,256	9,218

PG Mergersub, Inc. and PGA Holdings, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Senior secured loan ($9,108 par due 11/2015)	6.75% (Libor + 5.00%/Q)	11/3/2010	9,085	9,108	(3)(16)

Company(1)	Business Description	Investment	Interest(4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior subordinated loan ($4,000 par due 3/2016)	12.50%	3/12/2008	3,956	4,000
		Preferred stock (333 shares)		3/12/2008	125	15
		Common stock (16,667 shares)		3/12/2008	167	754

					13,333	13,877
PRA Holdings, Inc.	Drug testing services	Senior secured loan ($11,330 par due 12/2014)	4.56% (Libor + 4.00%/Q)	12/14/2007	11,034	11,103	(2)
		Senior secured loan ($12,000 par due 12/2014)	4.56% (Libor + 4.00%/Q)	12/14/2007	11,682	11,760	(3)

					22,716	22,863

RCHP, Inc.	Operator of general acute care hospitals	Junior secured loan ($15,000 par due 5/2019)	11.50% (Libor + 10.00%/Q)	11/4/2011	15,000	15,000	(16)
		Junior secured loan ($50,000 par due 5/2019)	11.50% (Libor + 10.00%/Q)	11/4/2011	50,000	50,000	(2)(16)

					65,000	65,000

Reed Group, Ltd.	Medical disability management services provider	Senior secured revolving loan ($1,650 par due 12/2013)		4/1/2010	1,497	1,402	(15)
		Senior secured loan ($10,755 par due 12/2013)		4/1/2010	9,129	9,142	(15)
		Senior secured loan ($20,777 par due 12/2013)		4/1/2010	15,918	2,431	(15)
		Equity interests		4/1/2010	203	—

					26,747	12,975

Soteria Imaging Services, LLC(5)	Outpatient medical imaging provider	Junior secured loan ($1,189 par due 11/2010)	14.50%	4/1/2010	1,057	808
		Junior secured loan ($1,699 par due 11/2010)	12.50%	4/1/2010	1,529	1,154
		Preferred member units (1,823,179 units)		4/1/2010	—	—

					2,586	1,962

Sunquest Information Systems, Inc.	Laboratory software solutions provider	Junior secured loan ($75,000 par due 6/2017)	9.75% (Libor + 8.50%/Q)	12/16/2010	75,000	74,250	(16)
		Junior secured loan ($50,000 par due 6/2017)	9.75% (Libor + 8.50%/Q)	12/16/2010	50,000	49,500	(2)(16)

					125,000	123,750

U.S. Renal Care, Inc.	Dialysis provider	Senior secured loan ($7,444 par due 12/2016)	5.50% (Libor + 4.00%/Q)	6/9/2011	7,407	7,295	(16)
		Senior subordinated loan ($50,569 par due 6/2018)	11.25% Cash, 2.00% PIK	5/24/2010	50,569	50,569	(2)

					57,976	57,864

Vantage Oncology, Inc.	Radiation oncology care provider	Common stock (62,157 shares)		2/3/2011	4,670	5,057

					687,797	684,802		21.76%

Education
American Academy Holdings, LLC	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	Senior secured revolving loan ($100 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	100	100	(16)
		Senior secured loan ($26,199 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	26,199	26,199	(16)
		Senior secured loan ($53,468 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	53,468	53,468	(2)(16)

					79,767	79,767

Campus Management Corp. and Campus Management Acquisition Corp.(5)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10,520	11,096

Company(1)	Business Description	Investment	Interest(4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Community Education Centers, Inc.	Offender re-entry and in-prison treatment services provider	Senior secured loan ($17,857 par due 12/2014)	6.25% (Libor + 5.25%/Q)	12/10/2010	17,857	17,857	(16)
		Junior secured loan ($31,835 par due 12/2015)	15.40% (Libor + 11.00% Cash, 4.00% PIK /Q)	12/10/2010	31,835	31,835
		Junior secured loan ($9,582 par due 12/2015)	15.46% (Libor + 11.00% Cash, 4.00% PIK /Q)	12/10/2010	9,582	9,582
		Warrants to purchase up to 578,427 shares		12/10/2010	—	258

					59,274	59,532

eInstruction Corporation	Developer and manufacturer of educational software products	Junior secured loan ($17,000 par due 7/2014)	12.00% (Base Rate + 8.25%/M)	4/1/2010	15,396	12,410
		Senior subordinated loan ($27,281 par due 1/2015)		4/1/2010	24,151	1,467	(15)
		Common stock (2,406 shares)		4/1/2010	926	—

					40,473	13,877

ELC Acquisition Corp., ELC Holdings Corporation, and Excelligence Learning Corporation(5)	Developer, manufacturer and distributor of educational products	Preferred stock (99,492 shares)		8/1/2011	10,149	9,154
		Common stock (50,800 shares)		8/1/2011	51	—

					10,200	9,154

Infilaw Holding, LLC	Operator of for-profit law schools	Senior secured loan ($29,925 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	29,925	29,925	(2)(16)
		Series A preferred units (131,000 units)	10.75% (Base Rate + 7.50%/Q)	8/25/2011	131,000	131,000	(16)

					160,925	160,925

Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	Series B preferred stock (1,750,000 shares)		8/5/2010	5,000	6,153
		Series C preferred stock (2,512,586 shares)		6/7/2010	689	303
		Common stock (20 shares)		6/7/2010	—	—

					5,689	6,456

JTC Education Holdings, Inc.	Postsecondary school operator	Senior secured revolving loan ($2,225 par due 12/2014)	12.75% (Base Rate + 9.50%/Q)	12/31/2009	2,225	2,225	(16)
		Senior secured loan ($20,056 par due 12/2014)	12.50% (Libor + 9.50%/M)	12/31/2009	20,056	20,056	(16)
		Senior secured loan ($9,714 par due 12/2014)	12.50% (Libor + 9.50%/M)	12/31/2009	9,714	9,714	(3)(16)

					31,995	31,995

Lakeland Tours, LLC	Educational travel provider	Senior secured revolving loan ($3,750 par due 12/2016)	6.75% (Base Rate + 3.50%/Q)	10/4/2011	3,750	3,750	(16)
		Senior secured loan ($64,338 par due 12/2016)	10.00% (Libor + 8.50%/Q)	10/4/2011	64,136	64,338	(13)(16)
		Senior secured loan ($15,362 par due 12/2016)	6.00% (Libor + 4.50%/Q)	10/4/2011	15,314	15,362	(16)
		Senior secured loan ($40,362 par due 12/2016)	10.00% (Libor + 8.50%/Q)	10/4/2011	40,231	40,362	(2)(13)(16)
		Senior secured loan ($9,638 par due 12/2016)	6.00% (Libor + 4.50%/Q)	10/4/2011	9,606	9,638	(2)(16)
		Common stock (5,000 shares)		10/4/2011	5,000	5,000

					138,037	138,450

R3 Education, Inc. and EIC Acquisitions Corp.(7)	Medical school operator	Senior secured loan ($6,162 par due 4/2013)	9.00% (Libor + 6.00%/Q)	9/21/2007	6,162	11,508	(16)
		Senior secured loan ($4,819 par due 4/2013)	9.00% (Libor + 6.00%/Q)	9/21/2007	4,819	8,996	(3)(16)

Company(1)	Business Description	Investment	Interest(4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior secured loan ($6,509 par due 4/2013)	13.00% PIK	12/8/2009	4,030	12,149
		Preferred stock (8,800 shares)		7/30/2008	2,200	1,650
		Common membership interest (26.27% interest)		9/21/2007	15,800	23,207
		Warrants to purchase up to 27,890 shares		12/8/2009	—	—

					33,011	57,510

					569,891	568,762		18.07%

Restaurants and Food Services
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($2,010 par due 11/2013)	6.50% (Libor + 3.50%/Q)	11/27/2006	2,010	2,010	(16)
		Senior secured revolving loan ($258 par due 11/2013)	6.50% (Base Rate + 2.50%/Q)	11/27/2006	258	258	(16)
		Senior secured loan ($7,305 par due 11/2013)	6.50% (Libor + 3.50%/Q)	11/27/2006	7,305	7,305	(16)
		Senior secured loan ($64 par due 11/2013)	6.50% (Base Rate + 2.50%/Q)	11/27/2006	64	64	(16)
		Senior secured loan ($11,277 par due 11/2014)	12.50% (Libor + 9.50%/Q)	11/27/2006	11,280	11,277	(2)(16)
		Senior secured loan ($9,402 par due 11/2014)	12.50% (Libor + 9.50%/Q)	11/27/2006	9,402	9,402	(3)(16)
		Promissory note ($14,897,360 par due 11/2016)		6/1/2006	14,886	10,905
		Warrants to purchase up to 0.61 shares		6/1/2006	—	—

					45,205	41,221

Huddle House, Inc.(6)	Restaurant owner and operator	Senior subordinated loan ($20,924 par due 12/2015)	12.00% Cash, 3.00% PIK	4/1/2010	20,641	18,939
		Common stock (358,279 shares)		4/1/2010	—	—

					20,641	18,939

Orion Foods, LLC (fka Hot Stuff Foods, LLC)(6)	Convenience food service retailer	Senior secured revolving loan ($3,300 par due 9/2014)	10.75% (Base Rate + 7.50%/M)	4/1/2010	3,300	3,300	(16)
		Senior secured loan ($33,917 par due 9/2014)	10.00% (Libor + 8.50%/Q)	4/1/2010	33,917	33,917	(2)(16)
		Junior secured loan ($37,552 par due 9/2014)	14.00%	4/1/2010	26,111	30,483
		Preferred units (10,000 units)		10/28/2010	—	—
		Class A common units (25,001 units)		4/1/2010	—	—
		Class B common units (1,122,452 units)		4/1/2010	—	—

					63,328	67,700

OTG Management, Inc.	Airport restaurant operator	Senior secured revolving loan ($1,875 par due 8/2016)	8.50% (Libor + 7.00%/Q)	8/9/2011	1,875	1,875	(16)
		Senior secured revolving loan ($937 par due 8/2016)	9.25% (Base Rate + 6.00%/M)	8/9/2011	937	937	(16)
		Senior secured loan ($17,187 par due 8/2016)	8.50% (Libor + 7.00%/Q)	8/9/2011	17,187	17,187	(16)
		Junior secured loan ($29,285 par due 8/2016)	14.50% (Libor + 13.00%/M)	8/9/2011	29,285	29,285	(16)
		Common units (3,000,000 units)		1/5/2011	3,000	2,610
		Warrants to purchase up to 100,866 shares of common stock		6/19/2008	100	4,544

					52,384	56,438

PMI Holdings, Inc.	Restaurant owner and operator	Senior secured revolving loan ($2,500 par due 5/2015)	10.00% (Libor + 8.00%/M)	5/5/2010	2,500	2,500	(16)
		Senior secured revolving loan ($250 par due 5/2015)	10.25% (Base Rate + 7.00%/Q)	5/5/2010	250	250	(16)
		Senior secured loan ($9,008 par due 5/2015)	10.00% (Libor + 8.00%/M)	5/5/2010	9,008	9,008	(2)(16)

Company(1)	Business Description	Investment	Interest(4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior secured loan ($4 par due 5/2015)	10.25% (Base Rate + 7.00%/M)	5/5/2010	4	4	(2)(16)
		Senior secured loan ($9,008 par due 5/2015)	10.00% (Libor + 8.00%/M)	5/5/2010	9,008	9,008	(3)(16)
		Senior secured loan ($4 par due 5/2015)	10.25% (Base Rate + 7.00%/M)	5/5/2010	4	4	(3)(16)

					20,774	20,774

S.B. Restaurant Company	Restaurant owner and operator	Senior secured loan ($34,575 par due 7/2012)	13.00% (Libor + 9.00% Cash, 2.00% PIK /Q)	4/1/2010	31,283	34,575	(16)
		Preferred stock (46,690 shares)		4/1/2010	—	117
		Warrants to purchase up to 257,429 shares of common stock		4/1/2010	—	—

					31,283	34,692

Vistar Corporation and Wellspring Distribution Corp.	Food service distributor	Junior secured loan ($70,250 par due 5/2015)	11.00%	5/23/2008	68,885	70,250
		Junior secured loan ($30,000 par due 5/2015)	11.00%	5/23/2008	30,000	30,000	(2)
		Class A non-voting common stock (1,366,120 shares)		5/3/2008	7,500	6,211

					106,385	106,461

					340,000	346,225		11.00%

Business Services
Acentia (fka Interactive Technology Solutions, LLC)	IT services provider	Senior secured loan ($7,332 par due 6/2015)	8.75% (Base Rate + 5.50%/Q)	10/21/2010	7,332	7,332	(16)
		Senior secured loan ($8,214 par due 6/2015)	8.75% (Base Rate + 5.50%/Q)	10/21/2010	8,214	8,214	(3)(16)

					15,546	15,546

Aviation Properties Corporation(6)	Aviation services	Common stock (100 shares)		4/1/2010	—	—

CIBT Investment Holdings, LLC	Expedited travel document processing services	Class A shares (2,500 shares)		12/15/2011	2,500	2,500

CitiPostal Inc.(6)	Document storage and management services	Senior secured revolving loan ($3,200 par due 12/2013)	6.75% (Base Rate + 3.25%/Q)	4/1/2010	3,200	3,200	(16)
		Senior secured loan ($499 par due 12/2013)	8.50% Cash, 5.50% PIK	4/1/2010	499	499
		Senior secured loan ($51,161 par due 12/2013)	8.50% Cash, 5.50% PIK	4/1/2010	51,161	51,161	(2)
		Senior subordinated loan ($14,698 par due 12/2015)		4/1/2010	13,038	1,574	(15)
		Common stock (37,024 shares)		4/1/2010	—	—

					67,898	56,434

Cornerstone Records Management, LLC	Physical records storage and management service provider	Senior secured loan ($18,377 par due 8/2016)	8.50% (Libor + 7.00%/Q)	8/12/2011	18,377	18,193	(16)

Coverall North America, Inc.(6)	Commercial janitorial service provider	Subordinated notes ($9,386 par due 2/2016)	10.00% Cash, 2.00% PIK	2/22/2011	9,386	9,386

Diversified Collections Services, Inc.	Collections services	Senior secured loan ($34,000 par due 9/2012)	14.00% (Base Rate+ 10.75%/M)	6/25/2010	34,000	34,000	(2)(16)
		Senior secured loan ($5,263 par due 3/2012)	7.75% (Base Rate + 4.50%/M)	6/25/2010	5,263	5,263	(3)(16)
		Senior secured loan ($2,000 par due 9/2012)	14.00% (Base Rate + 10.75%/M)	6/25/2010	2,000	2,000	(3)(16)
		Preferred stock (14,927 shares)		5/18/2006	169	328
		Common stock (478,816 shares)		4/1/2010	1,478	3,274

Company(1)	Business Description	Investment	Interest(4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Common stock (114,004 shares)		2/5/2005	295	918

					43,205	45,783

HCP Acquisition Holdings, LLC(6)	Healthcare compliance advisory services	Class A units (11,092,585 units)		6/26/2008	11,093	4,923

Impact Innovations Group, LLC	IT consulting and outsourcing services	Member interest (50.00% interest)		4/1/2010	—	200

Investor Group Services, LLC(5)	Business consulting for private equity and corporate clients	Limited liability company membership interest (10.00% interest)		6/22/2006	—	859

Multi-Ad Services, Inc.(5)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	788	1,828
		Common units (1,725,280 units)		4/1/2010	—	—

					788	1,828
MVL Group, Inc.(6)	Marketing research provider	Senior secured loan ($22,772 par due 7/2012)	12.00%	4/1/2010	22,772	22,772
		Senior subordinated loan ($35,851 par due 7/2012)	12.00% Cash, 2.50% PIK	4/1/2010	35,283	33,844
		Junior subordinated loan ($144 par due 7/2012)	10.00%	4/1/2010	—	—
		Common stock (560,716 shares)		4/1/2010	—	—

					58,055	56,616

Pillar Processing LLC and PHL Holding Co.(5)	Mortgage services	Senior secured loan ($7,375 par due 5/2014)		7/31/2008	7,375	1,250	(15)
		Senior secured loan ($7,142 par due 11/2013)		11/20/2007	7,064	6,571	(15)
		Senior secured loan ($4,458 par due 11/2013)		11/20/2007	4,409	4,101	(3)(15)
		Common stock (85 shares)			3,768	—

					22,616	11,922

Prommis Solutions, LLC, E-Default Services, LLC, Statewide Tax and Title Services, LLC & Statewide Publishing Services, LLC	Bankruptcy and foreclosure processing services	Senior subordinated loan ($44,926 par due 2/2014)		2/9/2007	43,819	5,273	(15)
		Preferred units (30,000 units)		4/11/2006	3,000	—

					46,819	5,273

Promo Works, LLC	Marketing services	Senior secured loan ($8,655 par due 12/2013)		4/1/2010	4,222	3,389	(15)

R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	157

Summit Business Media Parent Holding Company LLC	Business media consulting services	Limited liability company membership interest (45.98% interest)		5/20/2011	—	566

Tradesmen International, Inc.	Construction labor support	Junior secured loan ($10,050 par due 5/2014)	13.00% Cash, 1.00% PIK	4/1/2010	7,872	10,050
		Warrants to purchase up to 771,036 shares		4/1/2010	—	5,002

					7,872	15,052

Tripwire, Inc.	IT security software provider	Senior secured loan ($30,000 par due 5/2018)	8.50% (Libor + 7.25%/Q)	5/23/2011	30,000	30,000	(16)
		Senior secured loan ($50,000 par due 5/2018)	8.50% (Libor + 7.25%/Q)	5/23/2011	50,000	50,000	(2)(16)
		Class B common stock (2,655,638 shares)		5/23/2011	30	38
		Class A common stock (2,970 shares)		5/23/2011	2,970	3,754

					83,000	83,792

Company(1)	Business Description	Investment	Interest(4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Venturehouse-Cibernet Investors, LLC	Financial settlement services for intercarrier wireless roaming	Equity interest		4/1/2010	—	—

VSS-Tranzact Holdings, LLC(5)	Management consulting services	Series B preferred units (854 units)		11/7/2011	867	768
		Common membership interest (8.54% interest)		10/26/2007	10,204	200
		Warrants to purchase up to 4,206 units		11/7/2011	—	98

					11,071	1,066

					402,698	333,485		10.60%

Financial Services
AllBridge Financial, LLC(6)	Asset management services	Equity interests		4/1/2010	11,395	11,733

Callidus Capital Corporation(6)	Asset management services	Common stock (100 shares)		4/1/2010	3,000	776

Ciena Capital LLC(6)	Real estate and small business loan servicer	Senior secured revolving loan ($14,000 par due 12/2013)	6.00%	11/29/2010	14,000	14,000
		Senior secured loan ($32,000 par due 12/2015)	12.00%	11/29/2010	32,000	32,000
		Equity interests		11/29/2010	53,374	20,051

					99,374	66,051

Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($19,500 par due 6/2015)	15.00%	4/1/2010	19,500	19,500

Cook Inlet Alternative Risk, LLC	Risk management services	Senior subordinated loan ($3,750 par due 9/2015)	9.00%	9/30/2011	3,750	3,550

Financial Pacific Company	Commercial finance leasing	Preferred stock (6,500 shares)	8.00% PIK	10/13/2010	6,500	7,822
		Common stock (650,000 shares)		10/13/2010	—	—

					6,500	7,822

Imperial Capital Group, LLC	Investment services	Class A common units (7,710 units)		5/10/2007	14,997	20,445
		2006 Class B common units (2,526 units)		5/10/2007	3	4
		2007 Class B common units (315 units)		5/10/2007	—	—

					15,000	20,449

Ivy Hill Asset Management, L.P.(6)(8)	Asset management services	Member interest (100.00% interest)		6/15/2009	112,876	194,597

					271,395	324,478		10.31%

Consumer Products— Non-durable
Augusta Sportswear, Inc.	Manufacturer of athletic apparel	Senior secured loan ($26 par due 7/2015)	9.50% (Base Rate + 6.25%/Q)	9/3/2010	26	26	(3)(16)
		Senior secured loan ($8,819 par due 7/2015)	8.50% (Libor + 7.50%/Q)	9/3/2010	8,819	8,819(3	)(16)

					8,845	8,845

Gilchrist & Soames, Inc.	Personal care manufacturer	Senior secured loan ($21,941 par due 10/2013)	13.44%	4/1/2010	21,435	21,941

Implus Footcare, LLC	Provider of footwear and other accessories	Preferred stock (455 shares)	6.00% PIK	10/31/2011	4,591	4,591

Company(1)	Business Description	Investment	Interest(4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Common stock (455 shares)		10/31/2011	455	455

					5,046	5,046

Insight Pharmaceuticals Corporation(5)	OTC drug products manufacturer	Junior secured loan ($25,000 par due 8/2017)	13.25% (Libor + 11.75%/Q)	8/26/2011	24,740	24,000	(2)(16)
		Class A common stock (155,000 shares)		8/26/2011	6,035	9,559
		Class B common stock (155,000 shares)		8/26/2011	6,035	9,559

					36,810	43,118

Making Memories Wholesale, Inc.(6)	Scrapbooking branded products manufacturer	Senior secured revolving loan ($2,250 par due 8/2014)		8/21/2009	2,229	963	(15)
		Senior secured loan ($9,625 par due 8/2014)		8/21/2009	7,193	—	(15)
		Senior secured loan ($5,973 par due 8/2014)		8/21/2009	3,874	—	(15)
		Common stock (100 shares)		8/21/2009	—	—

					13,296	963

Matrixx Initiatives, Inc. and Wonder Holdings Acquisition Corp.	Developer and marketer of over-the-counter healthcare products	Senior secured revolving loan ($10,000 par due 6/2016)	13.00% (Libor + 12.00%/M)	6/30/2011	10,000	9,700	(16)
		Senior secured loan ($41,437 par due 6/2016)	13.00% (Libor + 12.00%/Q)	6/30/2011	41,178	40,194	(2)(16)
		Warrants to purchase up to 1,654,678 shares of common stock		7/27/2011	—	—
		Warrants to purchase up to 1,489 shares of preferred stock		7/27/2011	—	1,504

					51,178	51,398

The Step2 Company, LLC	Toy manufacturer	Junior secured loan ($27,000 par due 4/2015)	10.00%	4/1/2010	25,764	27,000
		Junior secured loan ($31,178 par due 4/2015)	10.00% Cash, 5.00% PIK	4/1/2010	29,879	28,060
		Common units (1,116,879 units)		4/1/2010	24	25
		Warrants to purchase up to 3,157,895 units		4/1/2010	—	72

					55,667	55,157

The Thymes, LLC(6)	Cosmetic products manufacturer	Preferred units (6,283 units)	8.00% PIK	6/21/2007	6,111	6,420
		Common units (5,400 units)		6/21/2007	—	754

					6,111	7,174

Woodstream Corporation	Pet products manufacturer	Senior subordinated loan ($45,000 par due 2/2015)	12.00%	1/22/2010	40,444	44,100
		Common stock (4,254 shares)		1/22/2010	1,222	2,280

					41,666	46,380

					240,054	240,022		7.63%

Containers—Packaging
ICSH, Inc.	Industrial container manufacturer, reconditioner and servicer	Senior secured loan ($71,318 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	71,318	69,891	(16)
		Senior secured loan ($49,873 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	49,873	48,875	(2)(16)

					121,191	118,766

Microstar Logistics LLC	Keg management solutions provider	Junior secured loan ($60,000 par due 8/2016)	10.00% (Libor + 9.00%/Q)	8/5/2011	60,000	60,000	(16)

Company(1)	Business Description	Investment	Interest(4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Junior secured loan ($50,000 par due 8/2016)	10.00% (Libor + 9.00%/Q)	8/5/2011	50,000	50,000	(2)(16)

					110,000	110,000

					231,191	228,766		7.27%

Aerospace and Defense
AP Global Holdings, Inc.	Safety and security equipment manufacturer	Senior secured loan ($134,475 par due 7/2017)	7.25% (Libor + 5.75%/M)	7/22/2011	134,475	132,794	(14)(16)
		Senior secured loan ($49,875 par due 7/2017)	7.25% (Libor + 5.75%/M)	7/22/2011	49,875	49,252	(2)(16)

					184,350	182,046

Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	95	95
		Common stock (1,885,195 shares)		1/17/2008	2,291	1,920

					2,386	2,015

					186,736	184,061		5.85%

Manufacturing
Component Hardware Group, Inc.	Commercial equipment	Junior secured loan ($3,106 par due 12/2014)	7.00% Cash, 3.00% PIK	8/4/2010	3,106	3,106
		Senior subordinated loan ($10,596 par due 12/2014)	7.50% Cash, 5.00% PIK	4/1/2010	6,932	10,596
		Warrants to purchase up to 1,462,500 shares of common stock		8/4/2010	—	3,181

					10,038	16,883

HOPPY Holdings Corp.	Automotive and recreational vehicle aftermarket products	Senior secured loan ($13,988 par due 6/2016)	5.00% (Libor + 3.75%/M)	6/3/2011	13,988	13,289	(16)

MWI Holdings, Inc.	Provider of highly engineered springs, fasteners, and other precision components	Senior secured loan ($29,914 par due 6/2017)	10.00% (Libor + 8.00%/Q)	6/15/2011	29,914	29,914	(16)

NetShape Technologies, Inc.	Metal precision engineered components manufacturer	Senior secured revolving loan ($91 par due 2/2013)	3.96% (Libor + 3.75%/M)	4/1/2010	44	69
		Senior secured revolving loan ($778 par due 2/2013)	4.33% (Libor + 3.75%/Q)	4/1/2010	374	587

					418	656

Protective Industries, Inc.	Plastic protection products	Senior secured loan ($14 par due 5/2017)	6.25% (Base Rate + 3.00%/M)	5/23/2011	14	14	(16)
		Senior secured loan ($5,589 par due 5/2017)	5.75% (Libor + 4.25%/M)	5/23/2011	5,589	5,421	(16)
		Senior subordinated loan ($720 par due 5/2018)	8.00% Cash, 7.25% PIK	5/23/2011	720	720
		Preferred stock (2,379,361 shares)		5/23/2011	2,307	3,101

					8,630	9,256

Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1,000	—

Sigma International Group, Inc.(7)	Water treatment parts	Junior secured loan ($4,048 par due 4/2014)	10.00% (Libor + 3.50% Cash, 5.00% PIK /A)	7/8/2011	4,048	3,036	(16)

WP CPP Holdings, LLC	Precision engineered castings	Senior secured loan ($20,822 par due 10/2017)	8.50% (Libor + 7.00%/M)	10/11/2011	20,720	20,406	(16)
		Senior secured loan ($50,000 par due 10/2017)	8.50% (Libor + 7.00%/M)	10/11/2011	49,745	49,000	(2)(16)

Company(1)	Business Description	Investment	Interest(4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets

					70,465	69,406

					138,501	142,440		4.53%

Services—Other
The Dwyer Group(5)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($17,100 par due 12/2016)	14.50%	12/22/2010	17,100	17,100
		Series A preferred units (13,292,377 units)	8.00% PIK	12/22/2010	14,413	17,011

					31,513	34,111

Wash Multifamily Laundry Systems, LLC (fka Web Services Company, LLC)	Laundry service and equipment provider	Senior secured loan ($4,850 par due 8/2014)	7.00% (Base Rate + 3.75%/Q)	6/15/2009	4,723	4,850	(3)(16)
		Junior secured loan ($36,900 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	36,900	36,900	(16)
		Junior secured loan ($50,000 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	50,000	50,000	(2)(16)
		Junior secured loan ($3,100 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	3,100	3,100	(3)(16)

					94,723	94,850

					126,236	128,961		4.10%

Telecommunications
American Broadband Communications, LLC, American Broadband Holding Company and Cameron Holdings of NC, Inc.	Broadband communication services	Senior secured loan ($8,754 par due 9/2013)	7.50% (Libor + 5.50%/Q)	9/1/2010	8,754	8,754	(3)(16)
		Senior subordinated loan ($10,529 par due 11/2014)	12.00% Cash, 2.00% PIK	11/7/2007	10,529	10,529
		Senior subordinated loan ($22,150 par due 11/2014)	12.00% Cash, 4.00% PIK	9/1/2010	22,150	22,150
		Senior subordinated loan ($33,429 par due 11/2014)	12.00% Cash, 2.00% PIK	2/8/2008	33,429	33,429	(2)
		Warrants to purchase up to 378 shares		11/7/2007	—	6,286
		Warrants to purchase up to 200 shares		9/1/2010	—	3,326

					74,862	84,474

Dialog Telecom LLC	Broadband communication services	Senior secured loan ($16,412 par due 12/2012)	12.08% (Libor + 7.50% Cash, 4.00% PIK /Q)	6/20/2011	16,412	16,412	(16)

Startec Equity, LLC(6)	Communication services	Member interest		4/1/2010	—	—

					91,274	100,886		3.21%

Grocery
Grocery Outlet Inc.	Value grocery retailer	Senior secured revolving loan ($3,100 par due 12/2017)	11.25% (Base Rate + 8.00%/Q)	12/15/2011	3,100	3,100	(16)
		Senior secured loan ($91,500 par due 12/2017)	10.50% (Libor + 9.00%/Q)	12/15/2011	91,500	91,500	(16)

					94,600	94,600

					94,600	94,600		3.01%

Retail
Direct Buy Holdings, Inc. and Direct Buy Investors, LP(5)	Membership based buying club franchisor and operator	Limited partnership interest (66,667 shares)		4/1/2010	2,594	—
		Limited partnership interest (83,333 shares)		11/30/2007	8,333	—

Company(1)	Business Description	Investment	Interest(4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					10,927	—

Fulton Holdings Corp.	Airport restaurant operator	Senior secured loan ($40,000 par due 5/2016)	12.50%	5/28/2010	40,000	40,000	(2)(11)
		Common stock (19,672 shares)		5/28/2010	1,967	1,618

					41,967	41,618

Savers, Inc. and SAI Acquisition Corporation	For-profit thrift retailer	Common stock (1,218,481 shares)		8/8/2006	4,909	12,556

Things Remembered Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($21,433 par due 3/2014)	9.00% (Base Rate + 7.00%/M)	9/28/2006	21,414	21,433	(16)
		Senior secured loan ($8,226 par due 3/2014)	9.00% (Base Rate + 7.00%/M)	9/28/2006	8,302	8,226	(3)(16)
		Class B Preferred stock (73 shares)		3/19/2009	—	2,056
		Preferred stock (80 shares)		9/28/2006	1,800	2,249
		Common stock (800 shares)		9/28/2006	200	2,172
		Warrants to purchase up to 859 shares of preferred stock		3/19/2009	—	2,324

					31,716	38,460

					89,519	92,634		2.94%

Energy
La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Junior secured loan ($59,000 par due 8/2018)	10.25% (Libor + 8.75%/Q)	8/9/2011	57,775	56,050	(16)

USG Nevada LLC	Geothermal, renewable energy, developer for electrical power and direct uses	Junior secured loan ($7,500 par due 6/2012)	3.94% (Libor + 3.50%/Q)	11/9/2011	7,500	7,500

					65,275	63,550		2.02%

Automotive Services
Driven Holdings, LLC	Automotive aftermarket car care franchisor	Preferred stock (247,500 units)		12/16/2011	2,475	2,475
		Common stock (25,000 units)		12/16/2011	25	25

					2,500	2,500

Stag-Parkway, Inc.(6)	Automotive aftermarket components supplier	Senior secured loan ($34,500 par due 12/2014)	12.50% (Libor + 11.00%/Q)	9/30/2010	34,500	34,500	(16)
		Preferred stock (4,200 shares)	16.50% PIK	9/30/2010	2,368	4,200
		Common stock (10,200 shares)		9/30/2010	—	14,807

					36,868	53,507

					39,368	56,007		1.78%

Commercial Real Estate Finance
10th Street, LLC(5)	Real estate holding company	Senior subordinated loan ($24,213 par due 11/2014)	8.93% Cash, 4.07% PIK	4/1/2010	24,213	24,213
		Member interest (10.00% interest)		4/1/2010	594	529
		Option (25,000 units)		4/1/2010	25	25

					24,832	24,767

Allied Capital REIT, Inc.(6)	Real estate investment trust	Real estate equity interests		4/1/2010	50	50
		Real estate equity interests		4/1/2010	325	639

					375	689

American Commercial Coatings, Inc.	Real estate property	Commercial mortgage loan ($2,000 par due 12/2025)		4/1/2010	1,611	1,967	(15)

Company(1)	Business Description	Investment	Interest(4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Aquila Binks Forest Development, LLC	Real estate developer	Commercial mortgage loan ($13,477 par due 12/2014)		4/1/2010	11,900	4,013	(15)
		Real estate equity interests		4/1/2010	—	—

					11,900	4,013

Cleveland East Equity, LLC	Hotel operator	Real estate equity interests		4/1/2010	1,026	2,507

Commons R-3, LLC	Real estate developer	Real estate equity interests		4/1/2010	—	—

Crescent Hotels & Resorts, LLC and affiliates(6)	Hotel operator	Senior secured loan ($433 par due 6/2010)	10.00%	4/1/2010	433	444
		Senior subordinated loan ($9,071 par due 1/2012)		4/1/2010	1,475	138	(15)
		Senior subordinated loan ($9,399 par due 6/2017)		4/1/2010	2,410	241	(15)
		Senior subordinated loan ($10,967 par due 9/2012)		4/1/2010	2,051	202	(15)
		Senior subordinated loan ($261 par due 3/2013)		4/1/2010	263	9	(15)
		Senior subordinated loan ($2,236 par due 9/2011)		4/1/2010	—	—	(15)
		Preferred equity interest		4/1/2010	—	39
		Common equity interest		4/1/2010	35	—

					6,667	1,073

Hot Light Brands, Inc.(6)	Real estate holding company	Senior secured loan ($35,239 par due 2/2011)		4/1/2010	3,945	3,692	(15)
		Common stock (93,500 shares)		4/1/2010	—	—

					3,945	3,692

NPH, Inc.	Hotel property	Real estate equity interests		4/1/2010	5,291	7,959

					55,647	46,667		1.48%

Food and Beverage
Apple & Eve, LLC and US Juice Partners, LLC(5)	Juice manufacturer	Senior secured revolving loan ($2,000 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	2,000	2,000	(16)
		Senior secured revolving loan ($2,500 par due 10/2013)	12.00% (Base Rate + 8.00%/Q)	10/5/2007	2,500	2,500	(16)
		Senior secured loan ($13,325 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	13,325	13,325	(16)
		Senior secured loan ($14,019 par due 10/2013)	12.00% (Libor + 9.00%/M)	10/5/2007	14,019	14,019	(3)(16)
		Senior units (50,000 units)		10/5/2007	5,000	3,326

					36,844	35,170

Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated loan ($7,615 par due 2/2013)	16.00% PIK	2/6/2008	7,615	7,615
		Preferred stock (6,258 shares)		9/1/2006	2,500	1,519

					10,115	9,134

Distant Lands Trading Co.	Coffee manufacturer	Class A common stock (1,294 shares)		4/1/2010	980	568
		Class A-1 common stock (2,157 shares)		4/1/2010	—	—

					980	568

					47,939	44,872		1.43%

Consumer Products—Durable
Bushnell Inc.	Sports optics manufacturer	Junior secured loan ($41,325 par due 2/2014)	7.08% (Libor + 6.50%/Q)	4/1/2010	33,467	37,192

					33,467	37,192		1.18%

Transportation
PODS Funding Corp.	Storage and warehousing	Junior subordinated loan ($37,020 par due 5/2017)	10.50% Cash, 5.00% PIK	11/29/2011	37,020	37,020

Company(1)	Business Description	Investment	Interest(4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets

United Road Towing, Inc.	Towing company	Warrants to purchase up to 607 shares		4/1/2010	—	—

					37,020	37,020		1.18%

Environmental Services
AWTP, LLC(6)	Water treatment services	Junior secured loan ($4,109 par due 6/2015)	5.00% Cash, 5.00% PIK	4/18/2011	4,109	4,109
		Junior secured loan ($896 par due 6/2015)	15.00% PIK	4/18/2011	896	623
		Junior secured loan ($4,518 par due 6/2015)	15.00% PIK	4/18/2011	4,518	3,142	(3)
		Membership interests (90% interest)		4/18/2011	—	—

					9,523	7,874

RE Community Holdings II, Inc.and Pegasus Community Energy, LLC.	Operator of municipal recycling facilities	Preferred stock (1,000 shares)	12.50% PIK	3/1/2011	8,311	8,283

Waste Pro USA, Inc	Waste management services	Preferred Class A common equity (611,615 shares)		11/9/2006	12,263	20,540

					30,097	36,697		1.17%

Oil and Gas
Geotrace Technologies, Inc.	Reservoir processing, and development	Warrants to purchase up to 69,978 shares of common stock		4/1/2010	88	—
		Warrants to purchase up to 210,453 shares of preferred stock		4/1/2010	2,805	172

					2,893	172

UL Holding Co., LLC	Petroleum product manufacturer	Junior secured loan ($2,098 par due 12/2012)	9.31% (Libor + 8.88%/Q)	12/24/2007	2,098	2,098
		Junior secured loan ($4,073 par due 12/2012)	14.00%	12/24/2007	4,073	4,073
		Junior secured loan ($2,000 par due 12/2012)	9.45% (Libor + 8.88%/Q)	6/17/2011	2,000	2,000
		Junior secured loan ($5,000 par due 12/2012)	15.00%	8/13/2010	5,000	5,000
		Junior secured loan ($2,926 par due 12/2012)	14.00%	12/24/2007	2,926	2,926	(2)
		Junior secured loan ($835 par due 12/2012)	9.31% (Libor + 8.88%/Q)	12/24/2007	835	835	(3)
		Junior secured loan ($1,801 par due 12/2012)	14.00%	12/24/2007	1,801	1,801	(3)
		Junior secured loan ($10,728 par due 12/2012)	9.32% (Libor + 8.88%/Q)	12/24/2007	10,728	10,728	(3)
		Class A common units (8,982 units)		6/17/2011	90	46
		Class B-4 common units (50,000 units)		4/25/2008	500	255
		Class B-5 common units (499,000 units)		6/17/2011	4,990	2,541
		Class C common units (549,491 units)		4/25/2008	—	2,798

					35,041	35,101

					37,934	35,273		1.12%

Company(1)	Business Description	Investment	Interest(4)(10)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Chemicals, Plastic and Rubber
Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	Senior secured loan ($3,603 par due 11/2013)	13.00% Cash, 3.00% PIK	5/22/2006	3,603	3,603
		Senior secured loan ($9,967 par due 11/2013)	10.25% (Base Rate + 3.50%/M)	6/29/2011	9,967	9,967	(16)
		Senior secured loan ($6,639 par due 11/2013)	10.00% (Libor + 6.00%/M)	6/29/2011	6,639	6,639	(16)
		Senior secured loan ($5,246 par due 11/2013)	13.00% Cash, 3.00% PIK	5/22/2006	5,246	5,246	(2)
		Senior secured loan ($8,227 par due 11/2013)	8.25% (Libor + 4.25%/M)	5/22/2006	8,227	8,227	(3)(16)
		Senior secured loan ($915 par due 11/2013)	10.25% (Base Rate + 3.50%/M)	6/29/2011	915	915	(3)(16)
		Senior secured loan ($610 par due 11/2013)	10.00% (Libor + 6.00%/M)	6/29/2011	610	610	(3)(16)

					35,207	35,207

					35,207	35,207		1.12%

Printing, Publishing and Media
EarthColor, Inc.(6)	Printing management services	Common stock (89,435 shares)		4/1/2010	—	—

LVCG Holdings LLC(6)	Commercial printer	Membership interests (56.53% interest)		10/12/2007	6,600	—

National Print Group, Inc.	Printing management services	Senior secured revolving loan ($1,141 par due 10/2013)	9.00% (Libor + 6.00%/M)	3/2/2006	1,141	1,027	(16)
		Senior secured revolving loan ($1,031 par due 10/2013)	9.00% (Base Rate + 5.00%/M)	3/2/2006	1,031	928	(16)
		Senior secured loan ($20 par due 10/2013)	10.00% (Libor + 6.00% Cash, 1.00% PIK/Q)	3/2/2006	20	18	(16)
		Senior secured loan ($7,520 par due 10/2013)	10.00% (Libor + 6.00% Cash, 1.00% PIK/Q)	3/2/2006	7,217	6,919	(3)(16)
		Senior secured loan ($181 par due 10/2013)	10.00% (Base Rate + 5.00% Cash, 1.00% PIK/M)	3/2/2006	174	166	(3)(16)
		Preferred stock (9,344 shares)		3/2/2006	2,000	—

					11,583	9,058

The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock (21,711 shares)		9/29/2006	2,171	5,339
		Common stock (15,393 shares)		9/29/2006	3	13

					2,174	5,352

					20,357	14,410		0.46%

Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	Senior secured loan ($11,500 par due 10/2013)	4.80% (Libor + 4.50%/M)	10/11/2007	11,500	11,270	(3)(12)

					11,500	11,270		0.36%

Wholesale Distribution
BECO Holding Company, Inc.	Wholesale distributor of first response fire protection equipment and related parts	Common stock (25,000 shares)		7/30/2010	2,500	3,151

					2,500	3,151		0.10%

					$5,108,663	$5,094,506		161.87%

(1)
Other than the Company's investments listed in footnote 6 below, the Company does not "Control" any of its portfolio companies, for purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "Investment Company Act"). In general, under the Investment Company Act, the Company would "Control" a portfolio company if it owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company's portfolio company investments, which as of December 31, 2011 represented 162% of the Company's net assets or 95% of the Company's total assets, are subject to legal restrictions on sales.

The investments not otherwise pledged as collateral for the Debt Securitization or the Revolving Funding Facility by the respective obligors thereunder are pledged as collateral by the Company and certain of its other subsidiaries for the Revolving Credit Facility (see Note 5 to the consolidated financial statements) (except for a limited number of exceptions as provided in the credit agreement governing the Revolving Credit Facility).

(2)
These assets are owned by the Company's consolidated subsidiary, Ares Capital CP, are pledged as collateral for the Revolving Funding Facility and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than Ares Capital CP's obligations under the Revolving Funding Facility (see Note 5 to the consolidated financial statements).

(3)
Pledged as collateral for the Debt Securitization.

(4)
Investments without an interest rate are non-income producing.

(5)
As defined in the Investment Company Act, the Company is deemed to be an "Affiliated Person" of a portfolio company because the Company owns 5% or more of the portfolio company's outstanding voting securities or the Company has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2011 in which the issuer was an Affiliated company (but not a portfolio company that the Company "Controls") are as follows:

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
(6)
As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" and to "Control" this portfolio company because it owns more than 25% of the portfolio company's outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the year ended December 31, 2011 in which the issuer was both an Affiliated company and a portfolio company that the Company is deemed to Control are as follows:

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

    *    Together with GE, the Company co-invests through the SSLP. The SSLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and GE (with approval from a representative of each required); therefore, although the Company owns more than 25% of the voting securities of the SSLP, the Company does not believe that it has control over the SSLP (for purposes of the Investment Company Act or otherwise) because, among other things, these "voting securities" do not afford the Company the right to elect directors of the SSLP or any other special rights (see Note 4 to the consolidated financial statements).

(7)
Non-U.S. company or principal place of business outside the U.S. and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(8)
Excepted from the definition of investment company under Section 3(c) of the Investment Company Act and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(9)
In the first quarter of 2011, the Staff informally communicated to certain business development companies the Staff's belief that certain entities, which would be classified as an "investment company" under the Investment Company Act but for the exception from the definition of "investment company" set forth in Rule 3a-7 promulgated under the Investment Company Act, could not be treated as eligible portfolio companies (as defined in Section 2(a)(46) of the Investment Company Act). Subsequently, in August 2011 the Securities and Exchange Commission issued a Concept Release which states that "[a]s a general matter, the Commission presently does not believe that Rule 3a-7 issuers are the type of small, developing and financially troubled businesses in which Congress intended BDCs primarily to invest" and requested comment on whether or not a 3a-7 issuer should be considered an "eligible portfolio company". Ares Capital provided a comment letter in respect of the Concept Release and continues to believe that the language of Section 2(a)(46) of the Investment Company Act permits a business development company to treat as "eligible portfolio companies" entities that rely on the 3a-7 exception. However, given the current uncertainty in this area (including the language in the Concept Release) and subsequent discussions with the Staff, Ares Capital has, solely for purposes of calculating the composition of its portfolio pursuant to Section 55(a) of the Investment Company Act, identified these entities in the Company's schedule of investments as "non-qualifying assets" should the Staff ultimately disagree with Ares Capital's position.

(10)
Variable rate loans to the Company's portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower's option, which reset annually (A), semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, the Company has provided the interest rate in effect on the date presented.

(11)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.00% on $18 million aggregate principal amount of a "first out" tranche of the portfolio company's senior term debt previously syndicated by the Company into "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(12)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.50% on $12 million aggregate principal amount of a "first out" tranche of the portfolio company's senior term debt previously syndicated by the Company into "first out"

  and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(13)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.00% on $45 million aggregate principal amount of a "first out" tranche of the portfolio company's senior term debt previously syndicated by the Company into "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(14)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.25% on $74 million aggregate principal amount of a "first out" tranche of the portfolio company's senior term debt previously syndicated by the Company into "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(15)
Loan was on non-accrual status as of December 31, 2011.

(16)
Loan includes interest rate floor feature.

(17)
In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SSLP's loan portfolio, which may result in a return to the Company greater than the contractual stated interest rate.

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands, except per share data)

					Accumulated Net Realized Loss on Investments, Foreign Currency Transactions, Extinguishment of Debt and Other Assets
	Common Stock			Accumulated Overdistributed Net Investment Income
			Capital in Excess of Par Value			Net Unrealized Gain (Loss) on Investments	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2009	109,945	$110	$1,490,458	$3,143	$(31,115)	$(204,708)	$1,257,888
Issuances of common stock in add-on offerings (net of offering and underwriting costs)	34,458	34	457,815	—	—	—	457,849
Shares issued in connection with dividend reinvestment plan	1,523	2	22,529	—	—	—	22,531
Issuance of common stock in the acquisition of Allied Capital Corporation	58,493	58	872,669	—	—	—	872,727
Gain on the acquisition of Allied Capital Corporation	—	—	—	—	195,876	—	195,876
Net increase in stockholders' equity resulting from operations (excluding gain on the acquisition of Allied Capital Corporation)	—	—	—	215,816	49,399	230,743	495,958
Dividends declared ($1.40 per share)	—	—	—	(252,296)	—	—	(252,296)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	361,855	22,001	(383,856)	—	—

Balance at December 31, 2010	204,419	$204	$3,205,326	$(11,336)	$(169,696)	$26,035	$3,050,533

Shares issued in connection with dividend reinvestment plan	711	1	11,552	—	—	—	11,553
Issuances of the Convertible Unsecured Notes (See Note 5)	—	—	54,716	—	—	—	54,716
Net increase in stockholders' equity resulting from operations	—	—	—	282,403	77,242	(40,192)	319,453
Dividends declared ($1.41 per share)	—	—	—	(288,990)	—	—	(288,990)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	118,760	7,474	(126,234)	—	—

Balance at December 31, 2011	205,130	$205	$3,390,354	$(10,449)	$(218,688)	$(14,157)	$3,147,265

Issuances of common stock in add-on offerings (net of offering and underwriting costs)	42,297	43	679,938	—	—	—	679,981
Shares issued in connection with dividend reinvestment plan	1,226	1	20,448	—	—	—	20,449
Issuances of the Convertible Unsecured Notes (See Note 5)	—	—	9,967	—	—	—	9,967
Net increase in stockholders' equity resulting from operations	—	—	—	348,861	44,056	115,261	508,178
Dividends declared ($1.60 per share)	—	—	—	(377,494)	—	—	(377,494)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	16,810	11,172	(27,982)	—	—

Balance at December 31, 2012	248,653	$249	$4,117,517	$(27,910)	$(202,614)	$101,104	$3,988,346

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES:
Net increase in stockholders' equity resulting from operations	$508,178	$319,453	$691,834
Adjustments to reconcile net increase in stockholders' equity resulting from operations:
Gain on the acquisition of Allied Capital Corporation	—	—	(195,876)
Realized loss on extinguishment of debt	2,678	19,318	1,961
Realized gain on sale of other assets	—	—	(5,882)
Net realized gains on investments	(46,734)	(96,560)	(45,478)
Net unrealized (gains) losses on investments	(115,261)	40,192	(230,743)
Net accretion of discount on investments	(13,747)	(15,894)	(12,594)
Increase in payment-in-kind interest and dividends	(25,036)	(30,070)	(45,002)
Collections of payment-in-kind interest and dividends	21,465	55,814	32,668
Amortization of debt issuance costs	13,140	13,145	8,824
Accretion of discount on notes payable	11,310	11,057	8,201
Depreciation	829	876	923
Proceeds from sales and repayments of investments	2,494,062	2,516,090	1,562,356
Purchases of investments	(3,160,021)	(3,263,626)	(1,559,819)
Acquisition of Allied Capital Corporation, net of cash acquired	—	—	(774,190)
Changes in operating assets and liabilities:
Interest receivable	(9,920)	(26,530)	(4,076)
Other assets	19,042	2,440	12,547
Management and incentive fees payable	39,089	40,099	(14,098)
Accounts payable and accrued expenses	5,774	12,662	(93,484)
Interest and facility fees payable	4,220	4,620	5,437

Net cash used in operating activities	(250,932)	(396,914)	(656,491)

FINANCING ACTIVITIES:
Net proceeds from issuances of common stock	679,981	—	1,330,577
Borrowings on debt	3,212,458	2,458,067	1,737,264
Repayments and repurchases of debt	(3,091,531)	(1,738,632)	(2,154,884)
Debt issuance costs	(44,383)	(25,341)	(25,176)
Dividends paid	(357,332)	(277,150)	(229,765)

Net cash provided by financing activities	399,193	416,944	658,016

CHANGE IN CASH AND CASH EQUIVALENTS	148,261	20,030	1,525
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	120,782	100,752	99,227

CASH AND CASH EQUIVALENTS, END OF PERIOD	$269,043	$120,782	$100,752

Supplemental Information:
Interest paid during the period	$108,761	$87,421	$53,117
Taxes, including excise tax, paid during the period	$10,149	$9,112	$1,323
Dividends declared during the period	$377,494	$288,990	$252,296

See accompanying notes to consolidated financial statements.

 ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2012
(in thousands, except per share data, percentages and as otherwise indicated;
for example, with the words "million," "billion" or otherwise)

1.     ORGANIZATION

        Ares Capital Corporation (the "Company" or "ARCC") is a specialty finance company that is a closed-end, non-diversified management investment company incorporated in Maryland. The Company has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "Investment Company Act"). The Company has elected to be treated as a regulated investment company, or a "RIC", under the Internal Revenue Code of 1986, as amended (the "Code") and operates in a manner so as to qualify for the tax treatment applicable to RICs.

        On April 1, 2010, the Company consummated its acquisition of Allied Capital Corporation ("Allied Capital"), in an all stock merger where each existing share of common stock of Allied Capital was exchanged for 0.325 shares of the Company's common stock (the "Allied Acquisition"). The Allied Acquisition was valued at approximately $908 million as of April 1, 2010. In connection therewith, the Company issued approximately 58.5 million shares of its common stock to Allied Capital's then-existing stockholders (see Note 17).

        The Company's investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company invests primarily in first lien senior secured loans (including "unitranche" loans, which are loans that combine both senior and mezzanine debt, generally in a first lien position), second lien senior secured loans and mezzanine debt, which in some cases includes an equity component. To a lesser extent, the Company also makes equity investments.

        The Company is externally managed by Ares Capital Management LLC ("Ares Capital Management" or the Company's "investment adviser"), a wholly owned subsidiary of Ares Management LLC ("Ares Management"), a global alternative asset manager and a Securities and Exchange Commission ("SEC") registered investment adviser. Ares Operations LLC ("Ares Operations" or the Company's "administrator"), a wholly owned subsidiary of Ares Management, provides the administrative services necessary for the Company to operate.

2.     SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

        The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with Generally Accepted Accounting Principles or ("GAAP"), and include the accounts of the Company and its consolidated subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition as of and for the periods presented. All significant intercompany balances and transactions have been eliminated.

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

        Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, the Company looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of the Company's investments) are valued at fair value as determined in good faith by the Company's board of directors, based on, among other things, the input of the Company's investment adviser, audit committee and independent third-party valuation firms that have been engaged at the direction of the Company's board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12 month period (with certain de minimis exceptions) and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter, and a minimum of 50% of the Company's portfolio at fair value is subject to review by an independent valuation firm each quarter. In addition, the Company's independent accountants review the Company's valuation process as part of their overall integrated audit.

        As part of the valuation process, the Company may take into account the following types of factors, if relevant, in determining the fair value of the Company's investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company's securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company considers the pricing indicated by the external event to corroborate its valuation.

        Because there is not a readily available market value for most of the investments in its portfolio, the Company values substantially all of its portfolio investments at fair value as determined in good faith by its board of directors, as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company's investments may fluctuate from period to period. Additionally, the fair value of the Company's investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which the Company has recorded it.

        In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

        The Company's board of directors undertakes a multi-step valuation process each quarter, as described below:

  •
  The Company's quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment in conjunction with the Company's portfolio management team.

  •
  Preliminary valuations are reviewed and discussed with the Company's investment adviser's management and investment professionals, and then valuation recommendations are presented to the Company's board of directors.

  •
  The audit committee of the Company's board of directors reviews these valuations, as well as the input of third parties, including independent third-party valuation firms, with respect to the valuations of a minimum of 50% of the Company's portfolio at fair value.

  •
  The Company's board of directors discusses valuations and ultimately determines the fair value of each investment in the Company's portfolio without a readily available market quotation in good faith based on, among other things, the input of the Company's investment adviser, audit committee and, where applicable, independent third-party valuation firms.

        See Note 8 for more information on the Company's valuation process.

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

  Capital Structuring Service Fees and Other Income

        The Company's investment adviser seeks to provide assistance to its portfolio companies and in return the Company may receive fees for capital structuring services. These fees are generally only available to the Company as a result of the Company's underlying investments, are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Company's investment adviser provides vary by investment, but generally include reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from multiple equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice, which concludes upon closing of the investment. Any services of the above nature subsequent to the closing would generally generate a separate fee payable to the Company. In certain instances where the Company is invited to participate as a co-lender in a transaction and does not provide significant services in connection with the investment, a portion of loan fees paid to the Company in such situations will be deferred and amortized over the estimated life of the loan. The Company's investment adviser may also take a seat on the board of directors of a portfolio company, or observe the meetings of the board of directors without taking a formal seat.

        Other income includes fees for management and consulting services, loan guarantees, commitments, amendments and other services rendered by the Company to portfolio companies. Such fees are recognized as income when earned or the services are rendered.

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

        Results of operations based on changes in foreign exchange rates are separately disclosed in the statement of operations, if any. Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

  Equity Offering Expenses

        The Company's offering costs, excluding underwriters' fees, are charged against the proceeds from equity offerings when received.

  Debt Issuance Costs

        Debt issuance costs are amortized over the life of the related debt instrument using the straight line method, which closely approximates the effective yield method.

  U.S. Federal Income Taxes

        The Company has elected to be treated as a RIC under the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must, among other things, timely distribute to its stockholders at least 90% of its investment company taxable income, as defined by the Code, for each year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes.

        Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions from such income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as such taxable income is earned.

        Certain of the Company's consolidated subsidiaries are also subject to U.S. federal and state income taxes.

  Dividends to Common Stockholders

        Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the Company's board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed, although the Company may decide to retain such capital gains for investment.

        The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Company's board of directors authorizes, and the Company declares, a cash dividend, then the Company's stockholders who have not "opted out" of the Company's dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of the Company's common stock, rather than receiving the cash dividend. The Company intends to use primarily newly issued shares to implement the dividend reinvestment plan (so long as the Company is trading at a premium to net asset value). If the Company's shares are trading at a significant enough discount to net asset value and the Company is otherwise permitted under applicable law to purchase such shares, the Company intends to purchase shares in the open market in connection with the Company's obligations under the dividend reinvestment plan. However, the Company reserves the right to issue new shares of the Company's common stock in connection with the Company's obligations under the dividend reinvestment plan even if the Company's shares are trading below net asset value.

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

3.     AGREEMENTS

  Investment Advisory and Management Agreement

        The Company is party to an investment advisory and management agreement (the "investment advisory and management agreement") with Ares Capital Management. Subject to the overall supervision of the Company's board of directors, Ares Capital Management provides investment advisory and management services to the Company. For providing these services, Ares Capital Management receives a fee from the Company consisting of two components—a base management fee and an incentive fee.

        The base management fee is calculated at an annual rate of 1.5% based on the average value of the Company's total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears.

        The incentive fee has two parts. The first part is calculated and payable quarterly in arrears based on the Company's pre-incentive fee net investment income for the quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the administration agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that the Company has not yet received in cash. The Company's investment adviser is not under any obligation to reimburse the Company for any part of the incentive fees it received that was based on accrued interest that the Company never actually received.

        Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation, unrealized capital depreciation or income tax expense related to realized gains. Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter where the Company incurs a loss. For example, if the Company receives pre-incentive fee net investment income in excess of the hurdle rate (as defined below) for a quarter, the Company will pay the applicable incentive fee even if the Company has incurred a loss in that quarter due to realized and/or unrealized capital losses.

        Pre-incentive fee net investment income, expressed as a rate of return on the value of the Company's net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed "hurdle rate" of 1.75% per quarter. If market credit spreads rise, the Company may be able to invest its funds in debt instruments that provide for a higher return, which may increase the Company's pre-incentive fee net investment income and make it easier for the Company's investment adviser to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. To the extent the Company has retained pre-incentive fee net investment income that has been used to calculate this part of the incentive fee, it is also included in the amount of the Company's total assets (other than cash and cash equivalents but including assets purchased with borrowed funds) used to calculate the 1.5% base management fee.

        The Company pays its investment adviser an incentive fee with respect to the Company's pre-incentive fee net investment income in each calendar quarter as follows:

  •
  no incentive fee in any calendar quarter in which the Company's pre-incentive fee net investment income does not exceed the hurdle rate;

  •
  100% of the Company's pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter. The Company refers to this portion of its pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 2.1875%) as the "catch-up" provision. The "catch-up" is meant to provide the Company's investment adviser with 20% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeded 2.1875% in any calendar quarter; and

  •
  20% of the amount of the Company's pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter.

        These calculations are adjusted for any share issuances or repurchases during the quarter.

        The second part of the incentive fee (the "Capital Gains Fee"), is determined and payable in arrears as of the end of each calendar year (or, upon termination of the investment advisory and management agreement, as of the termination date) and is calculated at the end of each applicable year by subtracting (a) the sum of the Company's cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (b) the Company's cumulative aggregate realized capital gains, in each case calculated from October 8, 2004 (the date the Company completed its initial public offering). Realized capital gains and losses include gains and losses on investments and foreign currencies, as well as gains and losses on extinguishment of debt and other assets. If such amount is positive at the end of such year, then the Capital Gains Fee for such year is equal to 20% of such amount, less the aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee for such year.

        The cumulative aggregate realized capital gains are calculated as the sum of the differences, if positive, between (a) the net sales price of each investment in the Company's portfolio when sold and (b) the accreted or amortized cost basis of such investment.

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

        Notwithstanding the foregoing, as a result of an amendment to the capital gains portion of the incentive fee under the investment advisory and management agreement that was adopted on June 6, 2011, if the Company is required by GAAP to record an investment at its fair value as of the time of acquisition instead of at the actual amount paid for such investment by the Company (including, for example, as a result of the application of the acquisition method of accounting), then solely for the purposes of calculating the Capital Gains Fee, the "accreted or amortized cost basis" of an investment shall be an amount (the "Contractual Cost Basis") equal to (1) (x) the actual amount paid by the Company for such investment plus (y) any amounts recorded in the Company's financial statements as required by GAAP that are attributable to the accretion of such investment plus (z) any other adjustments made to the cost basis included in the Company's financial statements, including PIK interest or additional amounts funded (net of repayments) minus (2) any amounts recorded in the Company's financial statements as required by GAAP that are attributable to the amortization of such investment, whether such calculated Contractual Cost Basis is higher or lower than the fair value of such investment (as determined in accordance with GAAP) at the time of acquisition.

        The Company defers cash payment of any incentive fee otherwise earned by the Company's investment adviser if during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made the sum of (a) the aggregate distributions to the Company's stockholders and (b) the change in net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) is less than 7.0% of the Company's net assets (defined as total assets less indebtedness) at the beginning of such period. Any deferred incentive fees are carried over for payment in subsequent calculation periods to the extent such payment is payable under the investment advisory and management agreement.

        The Capital Gains Fee payable to the Company's investment adviser as calculated under the investment advisory and management agreement (as described above) for the year ended December 31,

2012 was $11,523. For the years ended December 31, 2011 and 2010, there were no Capital Gains Fees payable under the investment advisory and management agreement. However, in accordance with GAAP, the Company has cumulatively accrued a capital gains incentive fee of $80,820 as of December 31, 2012. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains fee equal to 20% of such cumulative amount, less the aggregate amount of actual capital gains fees paid or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

        For the year ended December 31, 2012, base management fees were $86,228, incentive fees related to pre-incentive fee net investment income were $95,182 and incentive fees related to capital gains accrued in accordance with GAAP were $31,863. As of December 31, 2012, $131,585 was included in "management and incentive fees payable" in the accompanying consolidated balance sheet, of which $62,288 is currently payable to the Company's investment adviser under the investment advisory and management agreement.

        For the year ended December 31, 2011, base management fees were $71,603, incentive fees related to pre-incentive fee net investment income were $79,029 and incentive fees related to capital gains accrual in accordance with GAAP were $33,348. For the year ended December 31, 2010, base management fees were $51,998, incentive fees related to pre-incentive fee net investment income were $61,286 and incentive fees related to capital gains accrued in accordance with GAAP were $15,609.

  Administration Agreement

        The Company is party to an administration agreement, referred to herein as the "administration agreement", with its administrator, Ares Operations. Pursuant to the administration agreement, Ares Operations furnishes the Company with office equipment and clerical, bookkeeping and record keeping services at the Company's office facilities. Under the administration agreement, Ares Operations also performs, or oversees the performance of, the Company's required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology, and investor relations, being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and reports filed with the SEC. In addition, Ares Operations assists the Company in determining and publishing its net asset value, assists the Company in providing managerial assistance to its portfolio companies, oversees the preparation and filing of the Company's tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to the Company by others. Payments under the Company's administration agreement are equal to an amount based upon its allocable portion of Ares Operations' overhead and other expenses (including travel expenses) incurred by Ares Operations in performing its obligations under the administration agreement, including the Company's allocable portion of the compensation of certain of its officers (including the Company's chief compliance officer, chief financial officer, general counsel, treasurer and assistant treasurer) and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60 days' written notice to the other party.

        For the years ended December 31, 2012, 2011 and 2010, the Company incurred $9,322, $9,563 and $10,979, respectively, in administrative fees. As of December 31, 2012, $2,516 of these fees were unpaid and included in "accounts payable and other liabilities" in the accompanying consolidated balance sheet.

4.     INVESTMENTS

        As of December 31, 2012 and 2011, the Company's investments consisted of the following:

	As of December 31,
	2012		2011
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
Senior term debt	$3,587,770	$3,555,144	$2,691,018	$2,671,114
Subordinated Certificates of the SSLP(2)	1,237,887	1,263,644	1,034,254	1,059,178
Senior subordinated debt	321,331	259,820	592,618	515,014
Collateralized loan obligations	—	—	55,515	54,000
Preferred equity securities	238,837	250,118	251,192	251,064
Other equity securities	430,380	584,005	463,861	527,002
Commercial real estate	7,246	11,824	20,205	17,134

Total	$5,823,451	$5,924,555	$5,108,663	$5,094,506

(1)
The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

(2)
The proceeds from these certificates were applied to co-investments with GE Global Sponsor Finance LLC and General Electric Capital Corporation to fund first lien senior secured loans to 36 and 32 different borrowers as of December 31, 2012 and 2011, respectively.

        The industrial and geographic compositions of the Company's portfolio at fair value at December 31, 2012 and 2011 were as follows:

	As of December 31,
	2012	2011
Industry
Investment Funds and Vehicles(1)	21.7%	23.6%
Healthcare Services	12.9	13.4
Education	7.8	11.2
Financial Services	7.3	6.4
Restaurants and Food Services	7.1	6.8
Other Services	6.7	2.5
Consumer Products	6.6	5.4
Business Services	6.4	6.6
Containers and Packaging	5.1	4.5
Energy	3.7	1.3
Automotive Services	3.4	1.1
Manufacturing	2.4	2.8
Aerospace and Defense	2.0	3.6
Telecommunications	1.6	2.0
Oil and Gas	1.0	0.7
Other	4.3	8.1

Total	100.0%	100.0%

(1)
Includes the Company's investment in the SSLP, which had made first lien senior secured loans to 36 and 32 different borrowers as of December 31, 2012 and 2011, respectively. The portfolio companies in the SSLP are in industries similar to the companies in the Company's portfolio.

	As of December 31,
	2012	2011
Geographic Region
West	49.1%	48.4%
Midwest	19.2	14.5
Southeast	14.7	21.2
Mid Atlantic	12.8	12.8
Northeast	2.3	1.7
International	1.9	1.4

Total	100.0%	100.0%

        As of December 31, 2012, 2.3% of total investments at amortized cost (or 0.6% of total investments at fair value) were on non-accrual status. As of December 31, 2011, 3.3% of total investments at amortized cost (or 0.9% of total investments at fair value) were on non-accrual status.

  Senior Secured Loan Program

        The Company co-invests in first lien senior secured loans of middle market companies with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together, "GE") through an unconsolidated Delaware limited liability company, the Senior Secured Loan Fund LLC (d/b/a the "Senior Secured Loan Program") or the "SSLP". The SSLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and GE (with approval from a representative of each required). The Company provides capital to the SSLP in the form of subordinated certificates (the "SSLP Certificates").

        As of December 31, 2012 and 2011, the SSLP had available capital of $9.0 billion and $7.7 billion, respectively, of which approximately $6.3 billion and $5.0 billion in aggregate principal amount was funded at December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, the Company had agreed to make available to the SSLP approximately $1.8 billion and $1.5 billion, respectively, of which approximately $1.2 billion and $1.0 billion was funded, respectively. Investment of any unfunded amount must still be approved by the investment committee of the SSLP as described above.

        As of December 31, 2012 and 2011, the SSLP had total assets of $6.3 billion and $5.1 billion, respectively. As of December 31, 2012 and 2011, GE's investment in the SSLP consisted of senior notes of $4.8 billion and $3.8 billion, respectively, and SSLP Certificates of $178 million and $149 million, respectively. The SSLP Certificates are junior in right of payment to the senior notes held by GE. The Company owned 87.5% of the outstanding SSLP Certificates as of December 31, 2012 and 2011 and GE owned the remainder. The SSLP's portfolio consisted of first lien senior secured loans to 36 and 32 different borrowers as of December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, the portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies and none of these loans was on non-accrual status. As of December 31, 2012 and 2011, the largest loan to a single borrower in the SSLP's portfolio in aggregate principal amount was $330.0 million and $300.0 million, respectively, and the five largest loans to borrowers in the SSLP each totaled $1.4 billion. The portfolio companies in the SSLP are in industries similar to the companies in the Company's portfolio.

        The amortized cost and fair value of the SSLP Certificates held by the Company was $1.2 billion and $1.3 billion, respectively, as of December 31, 2012, and $1.0 billion and $1.1 billion, respectively, as of December 31, 2011. The SSLP Certificates pay a weighted average coupon of approximately LIBOR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, which may result in a return to the holders of the SSLP Certificates that is greater than the contractual coupon. The Company's yield on its investment in the SSLP at fair value was 15.4% and 15.7% as of December 31, 2012 and 2011, respectively. For the years ended December 31, 2012, 2011 and 2010 the Company earned interest income of $184.7 million, $118.4 million and $50.0 million, respectively, from its investment in the SSLP Certificates. The Company is also entitled to certain fees in connection with the SSLP.

        Effective March 30, 2012, Ares Capital Management assumed from the Company the role of co-manager of the SSLP. However, this change did not impact the Company's economics in respect of its participation in the SSLP and Ares Capital Management does not receive any remuneration in respect of its co-manager role.

5.     DEBT

        In accordance with the Investment Company Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as calculated in accordance with the Investment Company Act, is at least 200% after such borrowing. As of December 31, 2012 the Company's asset coverage was 282%.

        The Company's outstanding debt obligations as of December 31, 2012 and 2011 were as follows:

	As of December 31,
	2012					2011
(in millions)	Total Aggregate Principal Amount Committed/ Outstanding(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding(1)	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$900,000	(2)	$—	$—		$810,000	$395,000	$395,000
Revolving Funding Facility	620,000	(3)	300,000	300,000		500,000	463,000	463,000
SMBC Funding Facility	400,000		—	—		—	—	—
Debt Securitization	—		—	—		77,531	77,531	77,531
February 2016 Convertible Notes	575,000		575,000	548,521	(4)	575,000	575,000	541,152	(4)
June 2016 Convertible Notes	230,000		230,000	218,761	(4)	230,000	230,000	215,931	(4)
2017 Convertible Notes	162,500		162,500	158,312	(4)	—	—	—
2018 Convertible Notes	270,000		270,000	262,829	(4)	—	—	—
February 2022 Notes	143,750		143,750	143,750		—	—	—
October 2022 Notes	182,500		182,500	182,500		—	—	—
2040 Notes	200,000		200,000	200,000		200,000	200,000	200,000
2047 Notes	230,000		230,000	181,199	(5)	230,000	230,000	180,988	(5)

Total	$3,913,750		$2,293,750	$2,195,872		$2,622,531	$2,170,531	$2,073,602

(1)
Subject to borrowing base and leverage restrictions. Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.

(2)
Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of $1,350,000 as of December 31, 2012.

(3)
Provides for a feature that allows the Company and Ares Capital CP, under certain circumstances, to increase the size of the Revolving Funding Facility to a maximum of $865,000 as of December 31, 2012.

(4)
Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below) less the unaccreted discount initially recorded upon issuance of the Convertible Unsecured Notes. The total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes and the 2018 Convertible Notes was $26,479, $11,239, $4,188 and $7,171 respectively, as of December 31, 2012. The total unaccreted discount for the February 2016 Convertible Notes and the June 2016 Convertible Notes was $33,848 and $14,069, respectively, at December 31, 2011.

(5)
Represents the aggregate principal amount outstanding less the unaccreted purchased discount. The total unaccreted purchased discount on the 2047 Notes was $48,801 and $49,012 as of December 31, 2012 and 2011, respectively.

        The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all the Company's outstanding debt as of December 31, 2012 were 5.5% and 9.8 years, respectively, and as of December 31, 2011 were 4.8% and 9.3 years, respectively.

  Revolving Credit Facility

        In December 2005, the Company entered into a senior secured revolving credit facility (as amended and restated, the "Revolving Credit Facility"), which as of December 31, 2012, allowed the Company to borrow up to $900,000 at any one time outstanding. In May 2012, the Company amended and restated the Revolving Credit Facility to, among other things, increase the size of the facility from $810,000 to $900,000, extend the expiration of the revolving period from January 22, 2013 to May 4,

2015 and extend the stated maturity date from January 22, 2013 to May 4, 2016. The Revolving Credit Facility also includes a feature that allows, under certain circumstances, for an increase in the size of the facility to a maximum of $1,350,000. The Revolving Credit Facility generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR based loans, and monthly payments of interest on other loans. From the end of the revolving period to the stated maturity date, the Company is required to repay outstanding principal amounts under the Revolving Credit Facility on a monthly basis in an amount equal to 1/12th of the outstanding principal amount at the end of the revolving period.

        Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders' equity, (e) maintaining a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of the Company and its consolidated subsidiaries of not less than 2.0:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Borrowings under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company's portfolio that are pledged as collateral. As of December 31, 2012, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

        As of December 31, 2012 and 2011, there was $0 and $395,000 outstanding, respectively, under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $125,000. As of December 31, 2012 and 2011, the Company had $43,667 and $47,249, respectively, in standby letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued. As of December 31, 2012, there was $856,333 available for borrowing (net of standby letters of credit issued) under the Revolving Credit Facility.

        After May 4, 2012, subject to certain exceptions, the interest rate charged on the Revolving Credit Facility is based on LIBOR plus an applicable spread of 2.25% or a "base rate" (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 1.25%. From January 22, 2010 through May 4, 2012, the interest rate charged on the Revolving Credit Facility was based on LIBOR plus an applicable spread of between 2.50% and 4.00% or on a "base rate" plus an applicable spread of between 1.50% and 3.00%, in each case, based on a pricing grid depending upon the Company's credit ratings. Prior to an amendment and restatement of the Revolving Credit Facility on January 22, 2010, the interest rate charged on the Revolving Credit Facility was based on LIBOR plus an applicable spread of 1.00% or a "base rate". As of December 31, 2012, the one, two, three and six month LIBOR was 0.21%, 0.25%, 0.31% and 0.51%, respectively. As of December 31, 2011, the one, two, three and six month LIBOR was 0.30%, 0.43%, 0.58% and 0.81%, respectively. In addition to the stated interest expense on the Revolving Credit Facility, after May 4, 2012, the Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility and a letter of credit fee of 2.50% per annum on letters of credit issued, both of which are payable quarterly. Prior to May 4, 2012, the commitment fee was 0.50%, and the letter of credit fee was 3.25%.

        The Revolving Credit Facility is secured by certain assets in the Company's portfolio and excludes investments held by Ares Capital CP under the Revolving Funding Facility and those held by ACJB under the SMBC Funding Facility and prior to the termination of the Debt Securitization, those previously held as part of the Debt Securitization, each as discussed below, and certain other investments.

        The components of interest and credit facility fees expense, cash paid for interest expense, average interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Year Ended December 31,
	2012	2011	2010
Stated interest expense	$3,523	$5,541	$10,370
Facility fees	4,260	3,864	3,158
Amortization of debt issuance costs	4,207	6,510	6,635

Total interest and credit facility fees expense	$11,990	$15,915	$20,163

Cash paid for interest expense	$4,128	$5,278	$10,301
Average stated interest rate	2.82%	3.40%	4.25%
Average outstanding balance	$124,855	$163,216	$244,254

  Revolving Funding Facility

        In October 2004, the Company established through its consolidated subsidiary, Ares Capital CP Funding LLC ("Ares Capital CP"), a revolving funding facility (as amended, the "Revolving Funding Facility"), which as of December 31, 2012, allowed Ares Capital CP to borrow up to $620,000 at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. In June 2012, the Company and Ares Capital CP amended the Revolving Funding Facility to, among other things, (i) increase the size of the Revolving Funding Facility from $500,000 to $580,000, (ii) add a feature that allows, under certain circumstances, for an increase in the size of the facility to a maximum of $865,000, (iii) extend the reinvestment period from January 18, 2015 to April 18, 2015, and (iv) extend the stated maturity date from January 18, 2017 to April 18, 2017. In July 2012, the Company and Ares Capital CP received an increase in the commitments under the Revolving Funding Facility of $40,000, bringing the total commitments to $620,000.

        Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by Ares Capital CP. Ares Capital CP is also subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests, loans with fixed rates and loans with certain investment ratings, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow. The Company and Ares Capital CP are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility. As of December 31, 2012, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

        As of December 31, 2012 and 2011, there was $300,000 and $463,000 outstanding, respectively, under the Revolving Funding Facility. After a January 18, 2012 amendment to the Revolving Funding Facility, and as of December 31, 2012, the interest rate charged on the Revolving Funding Facility was based on LIBOR plus an applicable spread of 2.50% or on a "base rate" (as defined in the agreements governing the Revolving Funding Facility) plus an applicable spread of 1.50%. See Note 19 for subsequent events relating to the Revolving Funding Facility. From January 22, 2010 through January 18, 2012, the interest rate charged on the Revolving Funding Facility was based on LIBOR plus an applicable spread of between 2.25% and 3.75% or on a "base rate" plus an applicable spread of between 1.25% to 2.75%, in each case, based on a pricing grid depending upon the Company's credit ratings. Prior to an amendment of the Revolving Funding Facility on January 22, 2010, the interest rate charged on the Revolving Funding Facility was based on the commercial paper rate plus 3.50%. As of December 31, 2012 and 2011, the interest rate in effect was based on one month LIBOR, which was 0.21% and 0.30%, respectively. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.75% depending on the size of the unused portion of the Revolving Funding Facility.

        The components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the Year Ended December 31,
	2012	2011	2010
Stated interest expense	$10,557	$7,380	$7,458
Facility fees	1,209	2,226	1,453
Amortization of debt issuance costs	1,772	2,225	1,787

Total interest and credit facility fees expense	$13,538	$11,831	$10,698

Cash paid for interest expense	$11,979	$6,281	$7,224
Average stated interest rate	2.80%	3.03%	3.01%
Average outstanding balance	$377,098	$243,639	$247,490

  SMBC Funding Facility

        In January 2012, the Company established through its consolidated subsidiary, Ares Capital JB Funding LLC ("ACJB"), a revolving funding facility (as amended, the "SMBC Funding Facility") with ACJB, as the borrower, Sumitomo Mitsui Banking Corporation ("SMBC"), as the administrative agent, collateral agent, and lender, which as of December 31, 2012 allowed ACJB to borrow up to $400,000 at any one time outstanding. In September 2012, the Company and ACJB amended the SMBC Funding Facility to, among other things, (i) increase the size of the SMBC Funding Facility from $200,000 to $400,000, (ii) extend the reinvestment period from January 20, 2015 to September 14, 2015 and (iii) extend the stated maturity date from January 20, 2020 to September 14, 2020. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement.

        Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by ACJB. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Funding Facility. As of December 31, 2012, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

        As of December 31, 2012, there were no amounts outstanding under the SMBC Funding Facility. Subject to certain exceptions, the interest rate charged on the SMBC Funding Facility is based on one month LIBOR plus an applicable spread of 2.125% or a "base rate" (as defined in the agreements governing the SMBC Funding Facility) plus an applicable spread of 1.125%. As of December 31, 2012, one-month LIBOR was 0.21%. Prior to July 20, 2012, there was no commitment fee required to be paid. Beginning on July 20, 2012, ACJB was required to pay a commitment fee of 0.50% depending on the size of the unused portion of the SMBC Funding Facility. As a result of the September 2012 amendment to the SMBC Funding Facility described above, ACJB is not required to pay a commitment fee until September 15, 2013, at which time ACJB will be required to pay a commitment fee of 0.50% depending on the size of the unused portion of the SMBC Funding Facility.

        The components of interest and credit facility fees expense, cash paid for interest expense, average interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SMBC Funding Facility were as follows:

For the Year Ended December 31, 2012
Stated interest expense	$1,419
Facility fees	3
Amortization of debt issuance costs	629

Total interest and credit facility fees expense	$2,051

Cash paid for interest expense	$1,404
Average stated interest rate	2.41%
Average outstanding balance	$58,987

  Debt Securitization

        In July 2006, through ARCC Commercial Loan Trust 2006, a vehicle serviced by the Company's consolidated subsidiary, ARCC CLO 2006 LLC ("ARCC CLO"), the Company completed a $400,000 debt securitization (the "Debt Securitization") and issued approximately $314,000 aggregate principal amount of asset backed notes to third parties (the "CLO Notes") that were secured by a pool of middle market loans that were purchased or originated by the Company. The Company initially retained approximately $86,000 of aggregate principal amount of certain "BBB" and non-rated securities in the Debt Securitization and subsequently repurchased $34,790 of the CLO Notes. In June 2012, the Company repaid in full the $60,049 aggregate principal amount outstanding of the CLO Notes and terminated or discharged the agreements governing the Debt Securitization.

        The classes, amounts and interest rates (expressed as a spread to LIBOR) of the CLO Notes as of December 31, 2011 were as follows:

Class	Amount	LIBOR Spread (basis points)
A-1A	$4,896	25
A-1A VFN	12,520	28
A-1B	14,000	37
A-2B	13,905	35
B	9,000	43
C	23,210	70

Total	$77,531

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

        In connection with the repayment in full of the CLO Notes ahead of their scheduled maturities, the remaining unamortized debt issuance costs related to the CLO Notes of $2,678 were expensed and resulted in a realized loss on the extinguishment of debt.

        The components of interest and credit facility fees expense, cash paid for interest expense, average interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Debt Securitization were as follows:

	For the Year Ended December 31,
	2012	2011	2010
Stated interest expense	$321	$897	$1,534
Facility fees	—	25	21
Amortization of debt issuance costs	179	356	358

Total interest and credit facility fees expense	$500	$1,278	$1,913

Cash paid for interest expense	$347	$903	$1,536
Average stated interest rate	1.01%	0.70%	0.68%
Average outstanding balance	$31,829	$128,468	$228,252

  Unsecured Notes

  Convertible Unsecured Notes

        In January 2011, the Company issued $575,000 aggregate principal amount of unsecured convertible senior notes that mature on February 1, 2016 (the "February 2016 Convertible Notes"), unless previously converted or repurchased in accordance with their terms. In March 2011, the Company issued $230,000 aggregate principal amount of unsecured convertible senior notes that mature on June 1, 2016 (the "June 2016 Convertible Notes"), unless previously converted or repurchased in accordance with their terms. In March 2012, the Company issued $162,500 aggregate principal amount of unsecured convertible senior notes that mature on March 15, 2017 (the "2017 Convertible Notes"), unless previously converted or repurchased in accordance with their terms. In the fourth quarter of 2012, the Company issued $270,000 aggregate principal amount of unsecured convertible senior notes that mature on January 15, 2018 (the "2018 Convertible Notes" and together with the 2017 Convertible Notes, February 2016 Convertible Notes and the June 2016 Convertible Notes, the "Convertible Unsecured Notes"), unless previously converted or repurchased in accordance with their terms. The Company does not have the right to redeem the Convertible Unsecured Notes prior to maturity. The February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes and the 2018 Convertible Notes bear interest at a rate of 5.75%, 5.125%, 4.875% and 4.75%, respectively, per year, payable semi-annually.

        In certain circumstances, the Convertible Unsecured Notes will be convertible into cash, shares of the Company's common stock or a combination of cash and shares of its common stock, at the Company's election, at their respective conversion rates (listed below as of December 31, 2012) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the "Convertible Unsecured Notes Indentures"). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the Convertible Unsecured Notes Indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if the Company engages in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require the Company to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

        Certain key terms related to the convertible features for each of the Convertible Unsecured Notes are listed below.

	February 2016 Convertible Notes	June 2016 Convertible Notes	2017 Convertible Notes	2018 Convertible Notes
Conversion premium	17.5%	17.5%	17.5%	17.5%
Closing stock price at issuance	$16.28	$16.20	$16.46	$16.91
Closing stock price date	January 19, 2011	March 22, 2011	March 8, 2012	October 3, 2012
Conversion price as of December 31, 2012	$18.89	$18.80	$19.21	$19.81
Conversion rate as of December 31, 2012 (shares per one thousand dollar principal amount)	52.9289	53.1903	52.0606	50.4731
Conversion dates	August 15, 2015	December 15, 2015	September 15, 2016	July 15, 2017

        As of December 31, 2012, the principal amounts of each series of the Convertible Unsecured Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company's common stock.

        The Convertible Unsecured Notes Indentures contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of the Convertible Unsecured Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Unsecured Notes Indentures. As of December 31, 2012, the Company was in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures.

        The Convertible Unsecured Notes are accounted for in accordance with Accounting Standards Codification ("ASC") 470-20. Upon conversion of any of the Convertible Unsecured Notes, the Company intends to pay the outstanding principal amount in cash and to the extent that the conversion value exceeds the principal amount, the Company has the option to pay in cash or shares of the Company's common stock (or a combination of cash and shares) in respect of the excess amount, subject to the requirements of the Convertible Unsecured Notes Indentures. The Company has determined that the embedded conversion options in the Convertible Unsecured Notes are not required to be separately accounted for as a derivative under GAAP. In accounting for the Convertible Unsecured Notes, the Company estimated at the time of issuance that the values of the debt and equity components were approximately 93% and 7%, respectively, for each of the February 2016 Convertible Notes and the June 2016 Convertible Notes, approximately 97% and 3%, respectively, for the 2017 Convertible Notes and approximately 98% and 2%, respectively, for the 2018 Convertible Notes. The original issue discount equal to the equity components of the Convertible Unsecured Notes was recorded in "capital in excess of par value" in the accompanying consolidated balance sheet. As a result, the Company records interest expense comprised of both stated interest expense as well as accretion of the original issue discount. Additionally, the issuance costs associated with the Convertible Unsecured Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.

        At the time of issuance, the debt issuance costs and equity issuance costs for the February 2016 Convertible Notes were $15,778 and $1,188, respectively, for the June 2016 Convertible Notes were $5,913 and $445, respectively, for the 2017 Convertible Notes were $4,813 and $149, respectively, and for the 2018 Convertible Notes were $5,712 and $116, respectively. At the time of issuance and as of December 31, 2012, the equity component, net of issuance costs as recorded in the "capital in excess of par value" in the accompanying consolidated balance sheet for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes and the 2018 Convertible Notes was $39,062, $15,654, $4,724 and $5,243, respectively.

        As of December 31, 2012, the components of the carrying value of the Convertible Unsecured Notes, the stated interest rate and the effective interest rate were as follows:

	February 2016 Convertible Notes	June 2016 Convertible Notes	2017 Convertible Notes	2018 Convertible Notes
Principal amount of debt	$575,000	$230,000	$162,500	$270,000
Original issue discount, net of accretion	(26,479)	(11,239)	(4,188)	(7,171)

Carrying value of debt	$548,521	$218,761	$158,312	$262,829

Stated interest rate	5.75%	5.125%	4.875%	4.750%
Effective interest rate(1)	7.1%	6.4%	5.4%	5.1%

(1)
The effective interest rate of the debt component of the Convertible Unsecured Notes is equal to the stated interest rate plus the accretion of original issue discount.

        For the years ended December 31, 2012 and 2011, the components of interest expense and cash paid for interest expense for the Convertible Unsecured Notes were as follows:

	For year ended December 31,
	2012	2011
Stated interest expense	$53,877	$39,797
Accretion of original issue discount	11,099	8,434
Amortization of debt issuance costs	5,436	3,813

Total interest expense	$70,412	$52,044

Cash paid for interest expense	$48,833	$25,039

  February 2022 Notes

        In February 2012, the Company issued $143,750 aggregate principal amount of senior unsecured notes that mature on February 15, 2022 (the "February 2022 Notes"). The February 2022 Notes bear interest at a rate of 7.00% per year, payable quarterly and all principal is due upon maturity. The February 2022 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after February 15, 2015, at a par redemption price of $25.00 per security plus accrued and unpaid interest. Total proceeds from the issuance of the February 2022 Notes, net of underwriting discounts and offering costs, were approximately $138,338.

  October 2022 Notes

        In September 2012 and October 2012, the Company issued $182,500 aggregate principal amount of senior unsecured notes that mature on October 1, 2022 (the "October 2022 Notes"). The October 2022 Notes bear interest at a rate of 5.875% per year, payable quarterly commencing on January 1, 2013 and all principal is due upon maturity. The October 2022 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after October 1, 2015, at a par redemption price of $25.00 per security plus accrued and unpaid interest. Total proceeds from the issuance of the October 2022 Notes, net of underwriting discounts and offering costs, were approximately $176,054.

  2040 Notes

        In October 2010, the Company issued $200,000 aggregate principal amount of senior unsecured notes that mature on October 15, 2040 (the "2040 Notes"). The 2040 Notes bear interest at a rate of

7.75% per year, payable quarterly and all principal is due upon maturity. The 2040 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after October 15, 2015, at a par redemption price of $25.00 per security plus accrued and unpaid interest. Total proceeds from the issuance of the 2040 Notes, net of underwriting discounts and offering costs, were approximately $193,000.

        The components of interest expense and cash paid for interest expense for the February 2022 Notes, the October 2022 Notes and the 2040 Notes are as follows:

	For the year ended December 31,
	2012	2011	2010
Stated interest expense	$27,544	$15,500	$3,014
Amortization of debt issuance costs	917	242	44

Total interest expense	$28,461	$15,742	$3,058

Cash paid for interest expense	$26,258	$15,242	$—

  Allied Unsecured Notes

        As part of the Allied Acquisition, the Company assumed all outstanding debt obligations of Allied Capital, including Allied Capital's unsecured notes, which consisted of 6.625% Notes due on July 15, 2011 (the "2011 Notes"), 6.000% Notes due on April 1, 2012 (the "2012 Notes") and 6.875% Notes due on April 15, 2047 (the "2047 Notes" and, together with the 2011 Notes and the 2012 Notes, the "Allied Unsecured Notes"). In accordance with ASC 805-10, the initial carrying value of the Allied Unsecured Notes was equal to the fair value as of April 1, 2010 resulting in an initial unaccreted discount from the principal amount of the Allied Unsecured Notes of approximately $65,800. Accretion expense related to this discount is included in "interest and credit facility fees" in the accompanying statement of operations.

        March 16, 2011 the Company redeemed the remaining balance of the 2011 Notes for a total redemption price (including a redemption premium) of $306,800, in accordance with the terms of the indenture governing the 2011 Notes, which realized a loss on the extinguishment of debt of $8,860. On April 27, 2011, the Company redeemed the remaining balance of the 2012 Notes for a total redemption price (including a redemption premium) of $169,338, in accordance with the terms of the indenture governing the 2012 Notes, which resulted in a realized loss on the extinguishment of debt of $10,458. During the year ended December 31, 2010, the Company purchased $19,350 principal amount of the 2011 Notes and $34,400 principal amount of the 2012 Notes. As a result of these transactions, the Company recognized a realized loss on the extinguishment of debt of $1,961.

        As of December 31, 2012 and 2011, the 2047 Notes were outstanding as follows:

	As of December 31,
	2012		2011
	Outstanding Principal	Carrying Value(1)	Outstanding Principal	Carrying Value(1)
2047 Notes	$230,000	$181,199	$230,000	$180,988

(1)
Represents the principal amount of the 2047 Notes less the unaccreted purchased discount initially recorded as a part of the Allied Acquisition.

        The 2047 Notes bear interest at a rate of 6.875% and mature on April 15, 2047. The 2047 Notes require payment of interest quarterly, and all principal is due upon maturity. The 2047 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option, at a par redemption price of $25.00 per security plus accrued and unpaid interest and upon the occurrence of certain tax events as described in the indenture governing the 2047 Notes.

        The components of interest expense and cash paid for interest expense for the Allied Unsecured Notes are as follows:

	For the Year Ended December 31,
	2012	2011	2010
Stated interest expense	$15,813	$23,078	$35,314
Accretion of original issue discount	211	2,624	8,201

Total interest expense	$16,024	$25,702	$43,515

Cash paid for interest expense	$15,812	$34,678	$34,056

        The February 2022 Notes, the October 2022 Notes, the 2040 Notes and the 2047 Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of December 31, 2012, the Company was in compliance in all material respects with the terms of the indentures governing the February 2022 Notes, the October 2022 Notes, the 2040 Notes and the 2047 Notes.

        The Convertible Unsecured Notes and the Unsecured Notes are the Company's senior unsecured obligations and rank senior in right of payment to its existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Unsecured Notes and the Unsecured Notes; equal in right of payment to the Company's existing and future unsecured indebtedness that is not expressly subordinated; effectively junior in right of payment to any of its secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.

6.     DERIVATIVE INSTRUMENTS

        In October 2008, the Company entered into an interest rate swap agreement that terminated on December 20, 2010 to mitigate the Company's exposure to adverse fluctuations in interest rates for a total notional amount of $75,000. Under the interest rate swap agreement, the Company paid a fixed interest rate of 2.985% and received a floating rate based on the prevailing three-month LIBOR. For the year ended December 31, 2010, the Company recognized $1,741 in unrealized appreciation related to this swap agreement. Upon termination of this swap agreement in 2010, no realized gain or loss was recognized.

7.     COMMITMENTS AND CONTINGENCIES

        The Company has various commitments to fund investments in its portfolio as described below.

        As of December 31, 2012 and 2011, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company's discretion:

	As of December 31,
	2012	2011
Total revolving and delayed draw commitments	$466,630	$565,630
Less: funded commitments	(107,121)	(125,037)

Total unfunded commitments	359,509	440,593
Less: commitments substantially at discretion of the Company	(6,000)	(64,750)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(571)	(5,518)

Total net adjusted unfunded revolving and delayed draw commitments	$352,938	$370,325

        Included within the total revolving and delayed draw commitments as of December 31, 2012 were commitments to issue up to $62,250 in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of December 31, 2012, the Company had $41,354 in standby letters of credit issued and outstanding under these commitments on behalf of the portfolio companies, of which no amounts were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit $41,288 expire in 2013 and $66 expire in 2014.

        As of December 31, 2012 and 2011, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of December 31,
	2012	2011
Total private equity commitments	$131,042	$132,030
Less: funded private equity commitments	(66,533)	(67,428)

Total unfunded private equity commitments	64,509	64,602
Less: private equity commitments substantially at discretion of the Company	(53,088)	(53,525)

Total net adjusted unfunded private equity commitments	$11,421	$11,077

        In addition, as of each of December 31, 2012 and 2011, the Company had outstanding guarantees or similar obligations on behalf of certain portfolio companies totaling $800.

        In the ordinary course of business, the Company may sell certain of its investments to third party purchasers. In particular, in connection with the sale of certain controlled portfolio company equity investments (as well as certain other sales) the Company has, and may continue to do so in the future, agreed to indemnify such purchasers for future liabilities arising from the investments and the related sale transaction. Such indemnification provisions may give rise to future liabilities.

        As of December 31, 2012, one of the Company's portfolio companies, Ciena Capital LLC ("Ciena"), had one non-recourse securitization Small Business Administration ("SBA") loan warehouse facility, which has reached its maturity date but remains outstanding. Ciena is working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. Allied

Capital had previously issued a performance guaranty (which the Company succeeded to as a result of the Allied Acquisition) whereby the Company must indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena's failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse facility. As of December 31, 2012, there are no known issues or claims with respect to this performance guaranty.

  Lease Commitments

        The Company is obligated under a number of operating leases and a sublease for office spaces with terms ranging from less than one year to more than 15 years. Rent expense for the years ended December 31, 2012, 2011 and 2010 was $3,958, $3,343 and $5,167, respectively.

        The following table shows future minimum payments under the Company's operating leases and subleases:

For the year ending December 31,	Amount
2013	$7,101
2014	6,603
2015	5,198
2016	5,380
2017	5,529
Thereafter	43,172

Total	$72,983

        For certain of its operating leases, the Company has entered into subleases including ones with Ares Management and Ivy Hill Asset Management, L.P. ("IHAM"), a wholly owned portfolio company of the Company. See Note 13 for further description of these subleases.

        The following table shows future expected rental payments to be received under the Company's subleases:

For the year ending December 31,	Amount
2013	$2,505
2014	2,271
2015	1,567
2016	1,625
2017	1,671
Thereafter	14,460

Total	$24,099

8.     FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company follows ASC 825-10, which provides companies the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company's choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. The Company has not elected the ASC 825-10 option to report selected financial assets and liabilities at fair value. With the exception of the line items entitled "other assets" and "debt," which are reported at amortized cost, all assets and liabilities approximate fair value on the balance sheet. The carrying value of the line items entitled "interest receivable," "receivable for open trades," "payable for open trades," "accounts payable and accrued expenses," "management and incentive fees payable" and "interest and facility fees payable" approximate fair value due to their short maturity.

        The Company also follows ASC 820-10, which expands the application of fair value accounting. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Company to assume that the portfolio investment is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820-10, the Company has considered its principal market as the market in which the Company exits its portfolio investments with the greatest volume and level of activity. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:

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

        In addition to using the above inputs in investment valuations, the Company continues to employ the net asset valuation policy approved by the Company's board of directors that is consistent with ASC 820-10 (see Note 2). Consistent with the Company's valuation policy, it evaluates the source of inputs, including any markets in which the Company's investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. The Company's valuation policy considers the fact that because there is not a readily available market value for most of the investments in the Company's portfolio, the fair value of the investments must typically be determined using unobservable inputs.

        The Company's portfolio investments (other than as discussed below in the following paragraph) are typically valued using two different valuation techniques. The first valuation technique is an analysis of the enterprise value ("EV") of the portfolio company. Enterprise value means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining EV uses a multiple analysis whereby appropriate multiples are applied to the portfolio company's EBITDA (net income before net interest expense, income tax expense, depreciation and amortization). EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. The second method for determining EV uses a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions). The EV analysis is performed to determine the value of equity investments, the value of debt investments in portfolio companies where the Company has control or could gain control through an option or warrant security, and to determine if there is credit impairment for debt investments. If debt investments are credit impaired, an EV analysis may be used to value such debt investments; however, in addition to the methods outlined above, other methods such as a liquidation or wind-down analysis may be utilized to estimate enterprise value. The second valuation technique is a yield analysis, which is typically performed for non-credit impaired debt investments in portfolio companies where the Company does not own a controlling equity position. To determine fair value using a yield analysis, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the yield analysis, the Company considers the current contractual interest rate, the maturity and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the enterprise value of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Company depends on primary market data, including newly funded transactions, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.

        For other portfolio investments such as investments in collateralized loan obligations and the SSLP Certificates, discounted cash flow analysis is the primary technique utilized to determine fair value. Expected future cash flows associated with the investment are discounted to determine a present value using a discount rate that reflects estimated market return requirements.

        The following table summarizes the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of December 31, 2012. The table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the Company's determination of fair values.

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Senior term debt	$3,555,144	Yield Analysis	Market Yield	5.3% - 21.9%	9.8%
Subordinated Certificates of the SSLP	1,263,644	Discounted Cash Flow	Discount Rate	11.5% - 14.5%	13.5%
Senior subordinated debt	259,820	Yield Analysis	Market Yield	10.0% - 18.6%	14.9%
Preferred equity securities	250,118	EV Market Multiple Analysis	EBITDA Multiple	4.5x - 10.5x	8.1	x
Other equity securities and other	585,931	EV Market Multiple Analysis	EBITDA Multiple	4.5x - 12.8x	7.4	x

Total	$5,914,657

        Changes in market yields, discount rates or EBITDA multiples, each in isolation, may change the fair value of certain of the Company's investments. Generally, an increase in market yields or discount rates or decrease in EBITDA multiples may result in a decrease in the fair value of certain of the Company's investments.

        Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company's investments may fluctuate from period to period. Additionally, the fair value of the Company's investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it.

        In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

        The following table presents fair value measurements of cash and cash equivalents and investments as of December 31, 2012:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$269,043	$269,043	$—	$—
Investments	$5,924,555	$9,898	$—	$5,914,657

        The following table presents fair value measurements of cash and cash equivalents and investments as of December 31, 2011:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$120,782	$120,782	$—	$—
Investments	$5,094,506	$—	$—	$5,094,506

        The following table presents changes in investments that use Level 3 inputs as of and for the year ended December 31, 2012:

As of and for the year ended December 31, 2012
Balance as of December 31, 2011	$5,094,506
Net realized and unrealized gains	155,587
Purchases	3,161,661
Sales	(667,550)
Redemptions	(1,862,848)
Payment-in-kind interest and dividends	25,036
Accretion of discount on securities	13,747
Net transfers in and/or out of Level 3	(5,482)

Balance as of December 31, 2012	$5,914,657

        As of December 31, 2012, the net unrealized appreciation on the investments that use Level 3 inputs was $92,638.

        The following table presents changes in investments that use Level 3 inputs as of and for the year ended December 31, 2011:

As of and for the year ended December 31, 2011
Balance as of December 31, 2010	$4,312,657
Net realized and unrealized gains	69,658
Purchases	3,239,023
Sales	(994,989)
Redemptions	(1,553,167)
Payment-in-kind interest and dividends	30,070
Accretion of discount on securities	15,894
Net transfers in and/or out of Level 3	(24,640)

Balance as of December 31, 2011	$5,094,506

        As of December 31, 2011, the net unrealized depreciation on the investments that use Level 3 inputs was $14,157.

        Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

        Following are the carrying and fair values of the Company's debt obligations as of December 31, 2012 and 2011. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company's marketplace credit ratings, or market quotes, if available.

	As of December 31,
	2012			2011
	Carrying value(1)		Fair value	Carrying value(1)		Fair value
Revolving Credit Facility	$—		$—	$395,000		$399,400
Revolving Funding Facility	300,000		303,209	463,000		467,900
Debt Securitization	—		—	77,531		68,215
February 2016 Convertible Notes (principal amount outstanding of $575,000)	548,521	(2)	617,550	541,152	(2)	545,445
June 2016 Convertible Notes (principal amount outstanding of $230,000)	218,761	(2)	243,797	215,931	(2)	215,717
2017 Convertible Notes (principal amount outstanding of $162,500)	158,312	(2)	168,495	—		—
2018 Convertible Notes (principal amount outstanding of $270,000)	262,829	(2)	272,813
February 2022 Notes (principal amount outstanding of $143,750)	143,750		151,549	—		—
October 2022 Notes (principal amount outstanding of $182,500)	182,500		179,361	—		—
2040 Notes (principal amount outstanding of $200,000)	200,000		208,968	200,000		198,808
2047 Notes (principal amount outstanding of $230,000)	181,199	(3)	225,558	180,988	(3)	212,218

	$2,195,872	(4)	$2,371,300	$2,073,602	(4)	$2,107,703

(1)
Except for the Convertible Unsecured Notes and the 2047 Notes, all carrying values are the same as the principal amounts outstanding.

(2)
Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes less the unaccreted discount initially recorded upon issuance of each respective series of the Convertible Unsecured Notes.

(3)
Represents the aggregate principal amount outstanding of the 2047 Notes less the unaccreted purchased discount.

(4)
Total principal amount of debt outstanding totaled $2,293,750 and $2,170,531 as of December 31, 2012 and 2011, respectively.

        The following table presents fair value measurements of the Company's debt obligations as of December 31, 2012 and 2011:

	As of December 31,
Fair Value Measurements Using	2012	2011
Level 1	$765,436	$411,026
Level 2	1,605,864	1,696,677

Total	$2,371,300	$2,107,703

9.     STOCKHOLDERS' EQUITY

        The following table summarizes the total shares issued and proceeds received in public offerings of the Company's common stock net of underwriting discounts and offering costs for the years ended December 31, 2012 and 2010:

	Shares issued	Offering price per share		Proceeds net of underwriting discounts and offering costs
2012
August 2012 public offering	25,875	$16.55	(1)	$427,566
January 2012 public offering	16,422	$15.41	(2)	$252,415

Total for the year ended December 31, 2012	42,297			$679,981
2010
November 2010 public offering	11,500	$16.50		$180,642
February 2010 public offering	22,958	$12.75		$277,207

Total for the year ended December 31, 2010	34,458			$457,849

(1)
The shares were sold to the underwriters for a price of $16.55 per share, which the underwriters were then permitted to sell at variable prices to the public.

(2)
The shares were sold to the underwriters for a price of $15.41 per share, which the underwriters were then permitted to sell at variable prices to the public.

        The Company used the net proceeds from the 2012 and 2010 public equity offerings to repay outstanding debt and for general corporate purposes, which included funding investments in accordance with our investment objective.

        There were no sales of the Company's equity securities for the year ended December 31, 2011.

10.   EARNINGS PER SHARE

        The following information sets forth the computations of basic and diluted net increase in stockholders' equity resulting from operations per share for the years ended December 31, 2012, 2011, and 2010:

	For the years ended December 31,
	2012	2011	2010
Net increase in stockholders' equity resulting from operations available to common stockholders:	$508,178	$319,453	$691,834
Weighted average shares of common stock outstanding—basic and diluted:	230,151	204,860	176,732
Basic and diluted net increase in stockholders' equity resulting from operations per share:	$2.21	$1.56	$3.91

        For the purpose of calculating diluted earnings per share, the average closing price of the Company's common stock for the year ended December 31, 2012, for the period from the time of issuance of the 2017 Convertible Notes through December 31, 2012 and for the period from the time of issuance of the 2018 Convertible Notes through December 31, 2012, was each less than the conversion price in effect for such period for each applicable series of the Convertible Unsecured Notes and therefore, the underlying shares for the intrinsic value of the embedded options in the Convertible Unsecured Notes had no impact on this calculation. The average closing price of the Company's common stock for the year ended December 31, 2011, for the period from the time of issuance of the February 2016 Convertible Notes through December 31, 2011 and for the period from the time of issuance of the June 2016 Convertible Notes through December 31, 2011, was each less than the conversion price in effect for such period for each applicable series of the Convertible Unsecured Notes and therefore, the underlying shares for the intrinsic value of the embedded options in the Convertible Unsecured Notes had no impact on this calculation.

11.   INCOME AND EXCISE TAXES

        For income tax purposes, dividends paid and distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Dividends paid per common share for the years ended December 31, 2012, 2011 and 2010 were taxable as follows (unaudited):

	For the years ended December 31,
	2012	2011	2010
Ordinary income(1)	$1.56	$1.16	$1.40
Capital gains	0.04	0.25	—

Total	$1.60	$1.41	$1.40

(1)
For the years ended December 31, 2012, 2011 and 2010, ordinary income included dividend income of approximately $0.0918, $0.0619 and $0.0164, per share, respectively, that qualified to be taxed at the 15% maximum capital gains rate. For certain eligible corporate shareholders, these dividends were eligible for the dividend received deduction.

        The following reconciles net increase in stockholders' equity resulting from operations to taxable income for the years ended December 31, 2012, 2011 and 2010:

	For the years ended December 31,
	2012	2011	2010
	(Estimated)(1)
Net increase in stockholders' equity resulting from operations	$508,178	$319,453	$691,834
Adjustments:
Net unrealized (gain) loss on investments	(115,261)	40,192	(230,743)
Items related to the Allied Acquisition:
Gain on the Allied Acquisition	—	—	(195,876)
Other merger-related items	—	—	(4,007)
Other income not currently taxable	(33,742)	(55,936)	(36,486)
Other income for tax but not book	48,701	73,657	71,997
Expenses not currently deductible	46,333	59,019	33,499
Other deductible expenses	(4,628)	(1,210)	(786)
Other realized gain/loss differences	(9,944)	(33,720)	(12,736)

Taxable income	$439,637	$401,455	$316,696

(1)
The calculation of estimated 2012 taxable income includes a number of estimated inputs, including information received from third parties and, as a result, actual 2012 taxable income will not be finally determined until the Company's 2012 tax return is filed in 2013 (and, therefore, such estimate is subject to change).

        Taxable income generally differs from net increase in stockholders' equity resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. Additionally, on April 1, 2010, the Company acquired Allied Capital in a tax free merger and recorded a book gain of $195,876, which was not a realized event for tax purposes. Similarly, there were certain merger-related items that vary in their deductibility for GAAP and tax.

        Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. As of December 31, 2012, the Company estimates that it will have a capital loss carryforward of approximately $148.0 million available for use in later tax years. Because of the loss limitation rules of the Code, some of the tax basis capital losses may be limited in their use. The unused balance will be carried forward and utilized as gains are realized, subject to such limitations. In addition to the capital loss carryforwards, the Company realized net losses totaling approximately $0.3 billion from the Allied Capital portfolio since the acquisition through December 31, 2012, that have not yet been deducted for tax purposes as their deductibility in 2012, 2011 and 2010 was limited by the Code. While the Company's ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, substantially all of the Company's capital loss carryforwards and the net realized losses from the Allied Capital portfolio may become permanently unavailable due to limitations by the Code.

        For 2011, the Company had taxable income in excess of distributions made from such taxable income of approximately $177 million and therefore, the Company carried forward the excess for distribution to shareholders in 2012. For 2012, the Company had taxable income in excess of the distributions made from such taxable income during the year, and therefore, the Company has elected to carry forward the excess for distribution to shareholders in 2013. The amount carried forward to 2013 is estimated to be approximately $239 million, although this amount will not be finalized until the 2012 tax returns are filed in 2013. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company accrues excise tax on estimated excess taxable income. For the years ended December 31, 2012, 2011 and 2010, a net expense of $7,937, $6,605 and $2,229, respectively, was recorded for U.S. federal excise tax.

        As of December 31, 2012, the cost basis of investments for tax purposes was $6.8 billion resulting in estimated gross unrealized gains and losses of $0.3 billion and $1.2 billion, respectively. As of December 31, 2011, the cost basis of investments for tax purposes was $6.1 billion resulting in estimated gross unrealized gains and losses of $0.2 billion and $1.2 billion, respectively. As of December 31, 2012 and 2011, the cost of investments for tax purposes was greater than the amortized cost of investments for book purposes of $5.8 billion and $5.1 billion, respectively, primarily as a result of the Allied Acquisition. The Allied Acquisition qualified as a tax free merger, which resulted in the acquired assets retaining Allied Capital's cost basis at the merger date.

        In general, the Company may make certain adjustments to the classification of stockholders' equity as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes, among other items. During the year ended December 31, 2012, the Company decreased accumulated overdistributed net investment income by $11,172, increased accumulated net realized loss on investments, foreign currency transactions, extinguishment of debt and other assets by $27,982 and increased capital in excess of par value by $16,810. During the year ended December 31, 2011, the Company decreased accumulated overdistributed net investment income by $7,474, increased accumulated net realized loss on investments, foreign currency transactions, extinguishment of debt and other assets by $126,234 and increased capital in excess of par value by $118,760. During the year ended December 31, 2010, as a result of certain permanent book-to-tax differences, including the nontaxability of the book gain on the Allied Acquisition and the nondeductibility of certain merger-related expenses, the Company decreased accumulated overdistributed net investment income by $22,001, increased accumulated net realized loss on investments, foreign currency transactions, extinguishment of debt and other assets by $383,856 and increased capital in excess of par value by $361,855.

        Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2012, 2011 and 2010, the Company recorded a tax expense of approximately $3,235, $869 and $3,163, respectively, for these subsidiaries.

12.   DIVIDENDS AND DISTRIBUTIONS

        The following table summarizes the Company's dividends declared for the years ended December 31, 2012, 2011 and 2010:

Date declared	Record date	Payment date	Per share amount		Total amount
November 5, 2012	December 14, 2012	December 28, 2012	$0.38		$94,360
November 5, 2012	December 14, 2012	December 28, 2012	$0.05	(1)	12,415
August 7, 2012	September 14, 2012	September 28, 2012	$0.38		94,250
August 7, 2012	September 14, 2012	September 28, 2012	$0.05	(1)	12,401
May 8, 2012	June 15, 2012	June 29, 2012	$0.37		82,094
February 28, 2012	March 15, 2012	March 30, 2012	$0.37		81,974

Total declared for 2012			$1.60		$377,494

November 8, 2011	December 15, 2011	December 30, 2011	$0.36		$74,137
August 4, 2011	September 15, 2011	September 30, 2011	$0.35		71,643
May 3, 2011	June 15, 2011	June 30, 2011	$0.35		71,663
March 1, 2011	March 15, 2011	March 31, 2011	$0.35		71,547

Total declared for 2011			$1.41		$288,990

November 4, 2010	December 15, 2010	December 31, 2010	$0.35		$71,423
August 5, 2010	September 15, 2010	September 30, 2010	$0.35		67,266
May 10, 2010	June 15, 2010	June 30, 2010	$0.35		67,091
February 25, 2010	March 15, 2010	March 31, 2010	$0.35		46,516

Total declared for 2010			$1.40		$252,296

(1)
Represents an additional dividend.

        The Company has a dividend reinvestment plan that was amended effective March 28, 2012, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. Prior to the amendment, if the Company issued new shares to implement the dividend reinvestment plan, the issue price was equal to the closing price of its common stock on the dividend record date. As a result of the amendment, when the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the years ended December 31, 2012, 2011, and 2010, was as follows:

	2012	2011	2010
Shares issued	1,226	711	1,523
Average price per share	$16.68	$16.24	$14.79
Shares purchased by plan agent for shareholders	—	785	—
Average price per share	$—	$14.71	$—

13.   RELATED PARTY TRANSACTIONS

        In accordance with the investment advisory and management agreement, the Company bears all costs and expenses of the operation of the Company and reimburses its investment adviser for certain of such costs and expenses incurred in the operation of the Company. For the years ended December 31, 2012, 2011 and 2010, the investment adviser incurred such expenses totaling $3,528, $4,646 and $3,264, respectively. As of December 31, 2012, $583 was unpaid and such payable is included in "accounts payable and accrued expenses" in the accompanying consolidated balance sheet.

        The Company has entered into separate subleases with Ares Management and IHAM pursuant to which Ares Management and IHAM sublease approximately 15% and 20%, respectively, of the Company's New York office space for a fixed rent equal to 15% and 20%, respectively, of the base annual rent payable by the Company under the Company's lease for this space, plus certain additional costs and expenses. For the years ended December 31, 2012 and 2011, amounts payable to the Company totaled $1,587 and $812, respectively. Under the Company's previous New York office space lease that expired on February 27, 2011, the Company was party to a sublease agreement with Ares Management whereby Ares Management subleased approximately 25% of such office space for a fixed rent equal to 25% of the basic annual rent payable by the Company under this lease, plus certain additional costs and expenses. For the years ended December 31, 2011 and 2010, amounts payable to the Company in connection with such previous lease totaled $396 and $253, respectively.

        In April 2012, the Company entered into an office sublease with Ares Commercial Real Estate Management LLC ("ACREM"), a wholly owned subsidiary of Ares Management and manager of Ares Commercial Real Estate Corporation, pursuant to which the Company is subleasing approximately 12% of ACREM's Chicago office space for a fixed rent equal to 12% of the basic annual rent payable by ACREM under its office lease, plus certain additional costs and expenses. For the year ended December 31, 2012, amounts payable under this sublease by the Company to ACREM totaled $55.

        As of December 31, 2012, Ares Investments Holdings LLC, an affiliate of Ares Management, owned approximately 2.9 million shares of the Company's common stock representing approximately 1.2% of the total shares outstanding as of December 31, 2012.

        See Notes 3 and 14 for descriptions of other related party transactions.

14.   IVY HILL ASSET MANAGEMENT, L.P. AND OTHER MANAGED VEHICLES

        The Company has made investments in its portfolio company, IHAM, which became an SEC registered investment adviser, effective March 30, 2012, as well as in certain vehicles managed by IHAM. As of December 31, 2012, IHAM managed 13 credit vehicles and served as the sub-manager/sub-servicer for three other vehicles (these vehicles managed or sub-managed/sub-serviced by IHAM are collectively, the "IHAM Vehicles"). As of December 31, 2011, the Company also had investments in two of the IHAM Vehicles.

        As of December 31, 2012, the Company's total investment in IHAM at fair value was $294,258, including unrealized appreciation of $123,297. As of December 31, 2011, the Company's total investment in IHAM at fair value was $194,597, including unrealized appreciation of $81,721. For the years ended December 31, 2012, 2011 and 2010, the Company received distributions consisting entirely of dividend income from IHAM of $19,939, $19,048 and $7,320, respectively.

        From time to time, IHAM or certain IHAM Vehicles may purchase investments from the Company or sell investments to it. For any such purchases or sales by the IHAM Vehicles from or to the Company, the IHAM Vehicles must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable. IHAM or certain of the IHAM Vehicles purchased investments from the Company of $256,925 and $261,322, during the years ended December 31, 2012 and 2011, respectively. A net realized gain of $2,326 and $51 was recorded on these transactions for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2011, the Company also purchased $3,777 of investments from certain of the IHAM Vehicles.

        In October 2012, the Company contributed to IHAM its entire investment in FirstLight Financial Corporation ("FirstLight Corp.") at a price equal to the fair value at the time of the contribution of $58,085 ($51,760 for its senior subordinated loan position and $6,325 for its equity position). As a result of the contribution, the Company fully exited its investment in FirstLight Corp., which reduced its investment commitments by $84,153, and recognized a net loss of $26,068. Prior to such contribution,

IHAM served as a sub-adviser to FirstLight Funding I, Ltd., a wholly owned subsidiary of FirstLight Corp. ("FirstLight Funding"). Following such contribution, FirstLight Funding distributed to FirstLight Corp. substantially all of its assets (in the form of cash and investments). In turn, FirstLight Corp. repaid in full the total outstanding amount of its senior subordinated loans (including the portion held by IHAM following the contribution transaction) and made a distribution to its stockholders (including IHAM following the contribution transaction). In connection with the foregoing, IHAM ceased to be a sub-adviser to FirstLight Funding and IHAM became the collateral manager to FirstLight Corp. and the other entity invested in FirstLight Corp.

        IHAM is party to an administration agreement, referred to herein as the "IHAM administration agreement," with Ares Operations. Pursuant to the IHAM administration agreement, Ares Operations provides IHAM with, among other things, office facilities, equipment, clerical, bookkeeping and record keeping services, services relating to the marketing and sale of interests in vehicles managed by IHAM, services of, and oversight of, custodians, depositories, accountants, attorneys, underwriters and such other persons in any other capacity deemed to be necessary. Under the IHAM administration agreement, IHAM reimburses Ares Operations for all of the actual costs associated with such services, including Ares Operations' allocable portion of overhead and the cost of its officers, employees and respective staff in performing its obligations under the IHAM administration agreement.

        As part of the Allied Acquisition, the Company acquired the management rights for an unconsolidated vehicle, the AGILE Fund I, LLC ("AGILE Fund"). Effective March 30, 2012, the management rights for the AGILE Fund were transferred for de minimis, non-monetary consideration to an unrelated third party. The Company's investment in AGILE Fund was $29 and $132 at fair value, respectively, including unrealized depreciation of $95 and $84, respectively, as of December 31, 2012 and 2011.

15.   FINANCIAL HIGHLIGHTS

        The following is a schedule of financial highlights as of and for the years ended December 31, 2012, 2011 and 2010:

	As of and for the year ended
Per Share Data:	December 31, 2012	December 31, 2011	December 31, 2010
Net asset value, beginning of period(1)	$15.34	$14.92	$11.44
Issuances of common stock	0.05	—	0.95
Issuances of the Convertible Unsecured Notes	0.04	0.27	—
Net investment income for period(2)	1.52	1.38	1.23
Gain on the Allied Acquisition(2)	—	—	1.11
Net realized and unrealized gains for period(2)	0.69	0.18	1.59

Net increase in stockholders' equity	2.30	1.83	4.88
Distributions from net investment income	(1.56)	(1.16)	(1.40)
Distributions from net realized gains	(0.04)	(0.25)	—

Total distributions to stockholders	(1.60)	(1.41)	(1.40)

Net asset value at end of period(1)	$16.04	$15.34	$14.92

Per share market value at end of period	$17.50	$15.45	$16.48
Total return based on market value(3)	23.62%	2.31%	43.61%
Total return based on net asset value(4)	14.34%	10.45%	31.61%
Shares outstanding at end of period	248,653	205,130	204,419
Ratio/Supplemental Data:
Net assets at end of period	$3,988,346	$3,147,265	$3,050,533
Ratio of operating expenses to average net assets(5)(6)	10.70%	10.94%	11.02%
Ratio of net investment income to average net assets(5)(7)	9.62%	8.97%	9.07%
Portfolio turnover rate(5)	45%	53%	45%

(1)
The net assets used equals the total stockholders' equity on the consolidated balance sheets.

(2)
Weighted average basic per share data.

(3)
For the year ended December 31, 2012, the total return based on market value equalled the increase of the ending market value at December 31, 2012 of $17.50 per share over the ending market value at December 31, 2011 of $15.45 per share plus the declared dividends of $1.60 per share for the year ended December 31, 2012, divided by the market value at December 31, 2011. For the year ended December 31, 2011, the total return based on market value for the year ended December 31, 2011 equalled the decrease of the ending market value at December 30, 2011 of $15.45 per share from the ending market value at December 31, 2010 of $16.48 per share plus the declared dividends of $1.41 per share for the year ended December 31, 2011, divided by the market value at December 31, 2010. For the year ended December 31, 2010, the total return based on market value for the year ended December 31, 2010 equalled the increase of the ending market value at December 31, 2010 of $16.48 per share over the ending market value at December 31, 2009 of $12.45 per share plus the declared dividends of $1.40 per share for the year ended December 31, 2010, divided by the market value at December 31, 2009. Total return based on market value is not annualized. The Company's shares fluctuate in value. The Company's performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4)
For the year ended December 31, 2012, the total return based on net asset value equalled the change in net asset value during the period plus the declared dividends of $1.60 per share for the year ended December 31, 2012, divided by the beginning net asset value. For the year ended December 31, 2011, the total return based on net asset value equalled the change in net asset value during the period plus the declared dividends of $1.41 per share for the year ended December 31, 2011 divided by the beginning net asset value for the period. For the year ended December 31, 2010, the total return based on net asset value equalled the change in net asset value during the period plus the declared dividends of $1.40 per share for the year ended December 31, 2010 divided by the beginning net asset value for the period.These calculations are adjusted for shares issued in connection with the dividend reinvestment plan and the issuance of common stock in connection with any equity offerings. Total return based on net asset value is not annualized. The Company's performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)
The ratios reflect an annualized amount.

(6)
For the year ended December 31, 2012, the ratio of operating expenses to average net assets consisted of 2.38% of base management fees, 3.50% of incentive fees, 3.94% of the cost of borrowing and 0.88% of other operating expenses. For the year ended December 31, 2011, the ratio of operating expenses to average net assets consisted of 2.27% of base management fees, 3.57% of incentive fees, 3.89% of the cost of borrowing and other operating expenses of 1.21%. For the year ended December 31, 2010, the ratio of operating expenses to average net assets consisted of 2.19% of base management fees, 3.23% of incentive fees, 3.34% of the cost of borrowing and other operating expenses of 2.27%. These ratios reflect annualized amounts.

(7)
The ratio of net investment income to average net assets excludes income taxes related to realized gains.

16.   SELECTED QUARTERLY DATA (Unaudited)

	2012
	Q4	Q3	Q2	Q1
Total investment income	$212,160	$190,572	$177,555	$167,738
Net investment income before net realized and unrealized gains and incentive compensation	$138,249	$123,599	$110,634	$103,424
Incentive compensation	$43,787	$34,139	$22,733	$26,386
Net investment income before net realized and unrealized gains	$94,462	$89,460	$87,901	$77,038
Net realized and unrealized gains	$80,682	$47,095	$3,031	$28,509
Net increase in stockholders' equity resulting from operations	$175,144	$136,555	$90,932	$105,547
Basic and diluted earnings per common share	$0.71	$0.59	$0.41	$0.49
Net asset value per share as of the end of the quarter	$16.04	$15.74	$15.51	$15.47

	2011
	Q4	Q3	Q2	Q1
Total investment income	$187,123	$167,365	$144,307	$135,691
Net investment income before net realized and unrealized gains (losses) and incentive compensation	$121,990	$108,517	$85,509	$78,764
Incentive compensation	$29,531	$10,159	$41,746	$30,941
Net investment income before net realized and unrealized gains (losses)	$92,459	$98,358	$43,763	$47,823
Net realized and unrealized gains (losses)	$25,666	$(57,719)	$(6,840)	$75,943
Net increase in stockholders' equity resulting from operations	$118,125	$40,639	$36,923	$123,766
Basic and diluted earnings per common share	$0.58	$0.20	$0.18	$0.61
Net asset value per share as of the end of the quarter	$15.34	$15.13	$15.28	$15.45

	2010
	Q4	Q3	Q2		Q1
Total investment income	$157,170	$138,126	$121,590		$66,510
Net investment income before net realized and unrealized gains and incentive compensation	$99,323	$89,025	$64,514		$39,849
Incentive compensation	$35,973	$17,805	$14,973		$8,144
Net investment income before net realized and unrealized gains	$63,350	$71,220	$49,541		$31,705
Net realized and unrealized gains	$93,538	$57,157	$280,613	(1)	$44,710
Net increase in stockholders' equity resulting from operations	$156,888	$128,377	$330,154		$76,415
Basic and diluted earnings per common share	$0.79	$0.67	$1.73		$0.61
Net asset value per share as of the end of the quarter	$14.92	$14.43	$14.11		$11.78

(1)
Includes gain on the Allied Acquisition of $195,876.

17.   ALLIED ACQUISITION

        On April 1, 2010, the Company completed the Allied Acquisition by acquiring the outstanding shares of Allied Capital in exchange for shares of the Company's common stock in a transaction valued at approximately $908 million as of the closing date. Concurrently with the completion of the Allied Acquisition, the Company repaid in full the $137 million of remaining principal amounts outstanding on Allied Capital's $250 million senior secured term loan. The Company also assumed all of Allied Capital's other outstanding debt obligations, including approximately $745 million in aggregate principal amount outstanding of the Allied Unsecured Notes.

        Under the terms of the Allied Acquisition each Allied Capital stockholder received 0.325 shares of the Company's common stock for each share of Allied Capital common stock then owned by such stockholder. In connection with the Allied Acquisition, approximately 58.5 million shares of the Company's common stock (including the effect of outstanding in-the money Allied Capital stock options) were issued to Allied Capital's then-existing stockholders, resulting in the Company's then-existing stockholders owning approximately 69% of the combined company and the then-existing Allied Capital stockholders owning approximately 31% of the combined company.

        The Allied Acquisition was accounted for in accordance with the acquisition method of accounting as detailed in ASC 805-10. The acquisition method of accounting requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity based on their fair values as of the date of acquisition. As described in more detail in ASC 805-10, if the total acquisition date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred, the excess will be recognized as a gain. Upon completion of the Company's determination of the fair value of Allied Capital's identifiable net assets as of April 1, 2010, the fair value of such net assets exceeded the fair value of the consideration transferred, resulting in the recognition of a gain. The valuation of the investments acquired as part of the Allied Acquisition was done in accordance with Ares Capital's valuation policy (see Notes 2 and 8).

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

        The following pro forma condensed combined financial information does not purport to be indicative of actual financial position or results of the Company's operations had the Allied Acquisition actually been consummated at the beginning of the period presented. Certain one-time charges have been eliminated. For year ended December 31, 2010, the Company recognized $19,833 in professional fees and other costs related to the Allied Acquisition. The pro forma adjustments reflecting the allocation of the purchase price of Allied Capital and the gain of $195,876 recognized on the Allied Acquisition have been eliminated from the period presented. The pro forma condensed combined financial information did not reflect the potential impact of possible synergies and did not reflect any impact of additional accretion which would have been recognized on the transaction, except for that which was recorded after the transaction was consummated on April 1, 2010.

For the Year Ended December 31, 2010
Total investment income	$537,488
Net investment income	$238,982
Net increase in stockholders' equity resulting from operations	$479,979
Net increase in stockholders' equity resulting from operations per share	$2.51

        Prior to the completion of the Allied Acquisition, the Company purchased $340,000 of assets from Allied Capital in arm's length transactions. Additionally, during the same period of time, IHAM purchased $69,000 of assets from Allied Capital, also in arm's length transactions.

18.   LITIGATION

        The Company is party to certain lawsuits in the normal course of business. In addition, Allied Capital was involved in various legal proceedings that the Company assumed in connection with the Allied Acquisition. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. While the outcome of any such legal proceedings cannot at this time be predicted with certainty, the Company does not expect that these legal proceedings will materially affect its business, financial condition or results of operations.

19.   SUBSEQUENT EVENTS

        The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of and for the year ended December 31, 2012, except as disclosed below.

        On January 25, 2013, Ares Capital and Ares Capital CP, entered into an amendment to the Revolving Funding Facility. The amendment, among other things, modified the interest charged on the Revolving Funding Facility from the previous applicable spreads of 2.50% over LIBOR and 1.50% over "base rate" (as defined in the agreements governing the Revolving Funding Facility) to applicable spreads ranging from 2.25% to 2.50% over LIBOR and ranging from 1.25% to 1.50% over "base rate," in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the facility. After giving effect to the amendment and the relevant borrowing base and amounts outstanding thereunder, the interest charged on the Revolving Funding Facility as of January 25, 2013 was based on a spread over one-month LIBOR of 2.25% or a spread over "base rate" of 1.25%. As of such date, one-month LIBOR was 0.2037% and the "base rate" was 3.25%.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES CAPITAL CORPORATION
By:	/s/ MICHAEL J. AROUGHETI Michael J. Arougheti President Dated: February 27, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ MICHAEL J. AROUGHETI Michael J. Arougheti President (principal executive officer) and Director Dated: February 27, 2013
By:	/s/ PENNI F. ROLL Penni F. Roll Chief Financial Officer (principal financial and accounting officer) Dated: February 27, 2013
By:	/s/ STEVE BARTLETT Steve Bartlett Director Dated: February 27, 2013
By:	/s/ ANN TORRE BATES Ann Torre Bates Director Dated: February 27, 2013
By:	/s/ STEVEN B. MCKEEVER Steven B. McKeever Director Dated: February 27, 2013
By:	/s/ FRANK E. O'BRYAN Frank E. O'Bryan Director Dated: February 27, 2013
By:	/s/ ANTONY P. RESSLER Antony P. Ressler Director Dated: February 27, 2013

By:	/s/ ROBERT L. ROSEN Robert L. Rosen Director Dated: February 27, 2013
By:	/s/ BENNET ROSENTHAL Bennett Rosenthal Director Dated: February 27, 2013
By:	/s/ ERIC B. SIEGEL Eric B. Siegel Director Dated: February 27, 2013