Form 10-Q
period 2013-03-31
ARES CAPITAL CORP
filed 2013-05-07
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2013
Common stock, $0.001 par value	268,043,157

ARES CAPITAL CORPORATION

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands, except per share data)

	As of
	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate investments	$3,982,686	$3,822,715
Non-controlled affiliate company investments	290,932	323,059
Controlled affiliate company investments	1,756,841	1,778,781
Total investments at fair value (amortized cost of $5,959,788 and $5,823,451, respectively)	6,030,459	5,924,555
Cash and cash equivalents	102,451	269,043
Receivable for open trades	50	131
Interest receivable	115,991	108,998
Other assets	104,111	98,497
Total assets	$6,353,062	$6,401,224
LIABILITIES
Debt	$2,179,127	$2,195,872
Management and incentive fees payable	112,600	131,585
Accounts payable and other liabilities	49,262	53,178
Interest and facility fees payable	27,976	30,603
Payable for open trades	5,500	1,640
Total liabilities	2,374,465	2,412,878
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Common stock, par value $.001 per share, 500,000 common shares authorized 248,896 and 248,653 common shares issued and outstanding, respectively	249	249
Capital in excess of par value	4,121,914	4,117,517
Accumulated overdistributed net investment income	(23,301)	(27,910)
Accumulated net realized loss on investments, foreign currency transactions, extinguishment of debt and other assets	(190,936)	(202,614)
Net unrealized gain on investments	70,671	101,104
Total stockholders’ equity	3,978,597	3,988,346
Total liabilities and stockholders’ equity	$6,353,062	$6,401,224
NET ASSETS PER SHARE	$15.98	$16.04

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	For the three months ended
	March 31, 2013	March 31, 2012
	(unaudited)	(unaudited)
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income from investments	$85,122	$72,168
Capital structuring service fees	4,104	7,877
Dividend income	4,024	3,802
Management and other fees	4,498	328
Other income	2,011	2,748
Total investment income from non-controlled/non-affiliate company investments	99,759	86,923

From non-controlled affiliate company investments:
Interest income from investments	6,016	4,592
Dividend income	603	316
Management and other fees	—	63
Other income	91	25
Total investment income from non-controlled affiliate company investments	6,710	4,996

From controlled affiliate company investments:
Interest income from investments	53,039	56,125
Capital structuring service fees	1,887	9,783
Dividend income	27,462	5,101
Management and other fees	—	4,541
Other income	6,198	269
Total investment income from controlled affiliate company investments	88,586	75,819

Total investment income	195,055	167,738

EXPENSES:
Interest and credit facility fees	39,347	32,776
Base management fees	23,218	19,986
Incentive fees	20,085	26,386
Professional fees	3,144	3,686
Administrative fees	2,592	2,320
Other general and administrative	3,768	2,801
Total expenses	92,154	87,955

NET INVESTMENT INCOME BEFORE INCOME TAXES	102,901	79,783

Income tax expense, including excise tax	3,804	2,745

NET INVESTMENT INCOME	99,097	77,038

REALIZED AND UNREALIZED NET GAINS (LOSSES) ON INVESTMENTS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	10,651	462
Non-controlled affiliate company investments	17	3
Controlled affiliate company investments	1,010	(8,136)
Net realized gains (losses)	11,678	(7,671)

Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	5,949	6,017
Non-controlled affiliate company investments	(1,353)	10,093
Controlled affiliate company investments	(35,029)	20,070
Net unrealized gains (losses)	(30,433)	36,180

Net realized and unrealized gains (losses) on investments	(18,755)	28,509
NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$80,342	$105,547
BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 9)	$0.32	$0.49
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING — BASIC AND DILUTED (see Note 9)	248,658	217,044

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2013

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
AGILE Fund I, LLC (9)	Investment partnership	Member interest (0.50% interest)		4/1/2010	$122	$27	(2)
CIC Flex, LP (9)	Investment partnership	Limited partnership units (0.94 unit)		9/7/2007	1,050	2,120	(2)
Covestia Capital Partners, LP (9)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	1,059	1,170	(2)
Dynamic India Fund IV, LLC (9)	Investment company	Member interest (5.44% interest)		4/1/2010	4,822	2,962
HCI Equity, LLC (7)(8)(9)	Investment company	Member interest (100.00% interest)		4/1/2010	452	426
Imperial Capital Private Opportunities, LP (9)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	5,971	10,037	(2)
Partnership Capital Growth Fund I, L.P. (9)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	1,596	4,059	(2)
Partnership Capital Growth Fund III, L.P. (9)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	2,379	2,341	(2)
Piper Jaffray Merchant Banking Fund I, L.P. (9)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	389	341	(2)
Senior Secured Loan Fund LLC (7)(10)	Co-investment vehicle	Subordinated certificates ($1,250,904 par due 12/2022)	8.31% (Libor + 8.00%/Q)(22)	10/30/2009	1,244,833	1,269,667
VSC Investors LLC (9)	Investment company	Membership interest (1.95% interest)		1/24/2008	661	1,197	(2)
					1,263,332	1,294,347		32.53%

Healthcare-Services
California Forensic Medical Group, Incorporated	Correctional facility healthcare operator	Senior secured loan ($54,047 par due 11/2018)	9.25% (Libor + 8.00%/Q)	11/16/2012	54,047	54,047	(3)(21)
CCS Group Holdings, LLC	Correctional facility healthcare operator	Class A units (601,937 units)		8/19/2010	602	1,293	(2)
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings LLC (6)	Healthcare analysis services	Senior secured loan ($7,546 par due 3/2017)	7.75% (Libor + 6.50%/Q)	3/15/2011	7,546	7,471	(2)(21)
		Senior secured loan ($7,154 par due 3/2017)	7.75% (Libor + 6.50%/Q)	3/15/2011	7,154	7,082	(3)(21)
		Class A common stock (9,679 shares)		6/15/2007	4,000	4,931	(2)
		Class C common stock (1,546 shares)		6/15/2007	—	1,359	(2)
					18,700	20,843
INC Research, Inc.	Pharmaceutical and biotechnology consulting services	Common stock (1,410,000 shares)		9/27/2010	1,512	996	(2)
Intermedix Corporation	Revenue cycle management provider to the emergency healthcare industry	Junior secured loan ($112,000 par due 6/2019)	10.25% (Libor + 9.00%/Q)	12/27/2012	112,000	112,000	(2)(21)
JHP Group Holdings, Inc.	Manufacturer of specialty pharmaceutical products	Series A preferred stock (1,000,000 shares)	6.00% PIK	2/19/2013	1,000	1,000	(2)
Magnacare Holdings, Inc., Magnacare Administrative Services, LLC, and Magnacare, LLC	Healthcare professional provider	Senior secured loan ($69,971 par due 3/2018)	9.75% (Libor + 8.75%/Q)	9/15/2010	69,971	69,971	(2)(21)
		Senior secured loan ($57,900 par due 3/2018)	9.75% (Libor + 8.75%/Q)	9/15/2010	57,900	57,900	(3)(21)
		Senior secured loan ($4,825 par due 3/2018)	9.75% (Libor + 8.75%/Q)	3/16/2012	4,825	4,825	(4)(21)
					132,696	132,696
MW Dental Holding Corp.	Dental services	Senior secured revolving loan ($3,500 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	3,500	3,500	(2)(21)
		Senior secured loan ($54,885 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	54,885	54,885	(2)(21)
		Senior secured loan ($49,129 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	49,129	49,129	(3)(21)
		Senior secured loan ($9,875 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	9,875	9,875	(4)(21)
					117,389	117,389
Napa Management Services	Anesthesia management	Senior secured loan	6.50% (Libor +	4/15/2011	23,674	23,674	(2)(21)

As of March 31, 2013

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Corporation	services provider	($23,674 par due 4/2018)	5.25%/Q)
		Senior secured loan ($33,518 par due 4/2018)	6.50% (Libor + 5.25%/Q)	4/15/2011	33,445	33,518	(3)(21)
		Common units (5,000 units)		4/15/2011	5,000	6,324	(2)
					62,119	63,516
Netsmart Technologies, Inc. and NS Holdings, Inc.	Healthcare technology provider	Senior secured loan ($39,844 par due 12/2017)	7.25% (Libor + 6.00%/Q)	12/18/2012	39,844	39,844	(2)(18)(21)
		Senior secured loan ($18 par due 12/2017)	8.25% (Base Rate + 5.00%/Q)	12/18/2012	18	18	(2)(18)(21)
		Senior secured loan ($232 par due 12/2017)	8.25% (Base Rate + 5.00%/Q)	12/18/2012	232	232	(2)(18)(21)
		Common stock (2,500,000 shares)		6/21/2010	2,500	3,106	(2)
					42,594	43,200
OnCURE Medical Corp.	Radiation oncology care provider	Common stock (857,143 shares)		8/18/2006	3,000	—	(2)
Passport Health Communications, Inc., Passport Holding Corp. and Prism Holding Corp.	Healthcare technology provider	Series A preferred stock (1,594,457 shares)		7/30/2008	11,156	12,388	(2)
		Common stock (16,106 shares)		7/30/2008	100	—	(2)
					11,256	12,388
PG Mergersub, Inc. and PGA Holdings, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Junior secured loan ($45,000 par due 10/2018)	8.25% (Libor + 7.00%/Q)	4/19/2012	45,000	45,000	(2)(21)
		Preferred stock (333 shares)		3/12/2008	125	14	(2)
		Common stock (16,667 shares)		3/12/2008	167	703	(2)
					45,292	45,717
RCHP, Inc.	Operator of general acute care hospitals	Senior secured loan ($9,975 par due 11/2018)	7.00% (Libor + 5.75%/Q)	11/4/2011	9,950	9,975	(2)(21)
		Junior secured loan ($65,000 par due 5/2019)	11.50% (Libor + 10.00%/S)	11/4/2011	65,000	65,000	(2)(21)
					74,950	74,975
Reed Group, Ltd.	Medical disability management services provider	Equity interests		4/1/2010	—	—	(2)
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	Senior secured loan ($5,600 par due 7/2015)	11.00%	6/28/2012	5,574	5,600	(2)
		Warrants to purchase up to 99,094 shares of Series C preferred stock		6/26/2012	38	30	(2)
					5,612	5,630
Sage Products Holdings III, LLC	Patient infection control and preventive care solutions provider	Junior secured loan ($75,000 par due 6/2020)	9.25% (Libor + 8.00%/Q)	12/13/2012	75,000	75,000	(2)(21)
Soteria Imaging Services, LLC (6)	Outpatient medical imaging provider	Junior secured loan ($2,521 par due 11/2010)		4/1/2010	2,051	671	(2)(20)
		Preferred member units (1,823,179 units)		4/1/2010	—	—
					2,051	671
SurgiQuest, Inc.	Medical device company	Senior secured loan ($7,000 par due 10/2016)	10.00%	9/28/2012	6,812	7,000	(2)
		Warrants to purchase up to 54,672 shares of Series D-4 convertible preferred stock		9/28/2012	—	—	(2)
					6,812	7,000
U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	Senior secured loan ($14,962 par due 12/2018)	6.50% (Libor + 5.50%/Q)	12/27/2012	14,962	14,962	(2)(21)
Vantage Oncology, Inc.	Radiation oncology care provider	Common stock (62,157 shares)		2/3/2011	4,670	2,252	(2)
Young Innovations, Inc.	Dental equipment manufacturer	Senior secured loan ($15,000 par due 1/2019)	6.25% (Libor + 5.00%/M)	1/31/2013	15,000	15,000	(2)(21)
		Senior secured loan ($22,143 par due 1/2019)	6.25% (Libor + 5.00%/M)	1/31/2013	22,143	22,143	(3)(21)
					37,143	37,143
					823,407	822,718		20.68%

Education
American Academy Holdings,	Provider of education,	Senior secured revolving	7.25% (Base	3/18/2011	4,850	4,850	(2)(21)

As of March 31, 2013

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
LLC	training, certification, networking, and consulting services to medical coders and other healthcare professionals	loan ($4,850 par due 3/2019)	Rate + 4.00%/Q)
		Senior secured loan ($7,800 par due 3/2019)	6.00% (Libor + 5.00%/Q)	3/18/2011	7,800	7,800	(2)(21)
		Senior secured loan ($5,985 par due 3/2019)	6.00% (Libor + 5.00%/Q)	3/18/2011	5,985	5,985	(2)(21)
		Senior secured loan ($10,331 par due 3/2019)	6.00% (Libor + 5.00%/Q)	3/18/2011	10,331	10,331	(2)(21)
		Senior secured loan ($60,752 par due 3/2019)	6.00% (Libor + 5.00%/Q)	3/18/2011	60,752	60,752	(3)(21)
		Senior secured loan ($4,770 par due 3/2019)	6.00% (Libor + 5.00%/Q)	3/18/2011	4,770	4,770	(4)(21)
					94,488	94,488
Campus Management Corp. and Campus Management Acquisition Corp. (6)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10,520	5,461	(2)
Community Education Centers, Inc.	Offender re-entry and in-prison treatment services provider	Senior secured loan ($15,000 par due 12/2014)	6.25% (Libor + 5.25%/Q)	12/10/2010	15,000	15,000	(2)(15)(21)
		Senior secured loan ($714 par due 12/2014)	7.50% (Base Rate + 4.25%/Q)	12/10/2010	714	714	(2)(15)(21)
		Junior secured loan ($33,599 par due 12/2015)	15.30% (Libor + 15.00%/Q)	12/10/2010	33,599	30,912	(2)
		Junior secured loan ($10,139 par due 12/2015)	15.29% (Libor + 15.00%/Q)	12/10/2010	10,139	9,329	(2)
		Warrants to purchase up to 654,618 shares		12/10/2010	—	—	(2)
					59,452	55,955
eInstruction Corporation	Developer, manufacturer and retailer of educational products	Senior secured loan ($17,000 par due 7/2014)		4/1/2010	15,258	—	(2)(20)
		Senior subordinated loan ($33,305 par due 1/2015)		4/1/2010	24,152	—	(2)(20)
		Common stock (2,406 shares)		4/1/2010	926	—	(2)
					40,336	—
ELC Acquisition Corp., ELC Holdings Corporation, and Excelligence Learning Corporation (6)	Developer, manufacturer and retailer of educational products	Preferred stock (99,492 shares)	12.00% PIK	8/1/2011	10,845	12,119	(2)
		Common stock (50,800 shares)		8/1/2011	51	3,290	(2)
					10,896	15,409
Infilaw Holding, LLC	Operator of three for-profit law schools	Senior secured loan ($1 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	1	1	(2)(21)
		Senior secured loan ($19,086 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	19,086	19,086	(3)(21)
		Series A preferred units (124,890 units)	9.50% (Libor + 8.50%/Q)	8/25/2011	124,890	124,890	(2)(21)
		Series B preferred stock (3.91 units)		10/19/2012	9,245	9,884	(2)
					153,222	153,861
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	Series B preferred stock (1,750,000 shares)		8/5/2010	5,000	7,412	(2)
		Series C preferred stock (2,512,586 shares)		6/7/2010	689	34	(2)
		Common stock (20 shares)		6/7/2010	—	—	(2)
					5,689	7,446
Lakeland Tours, LLC	Educational travel provider	Senior secured loan ($58,826 par due 12/2016)	9.25% (Libor + 8.25%/Q)	10/4/2011	58,678	58,826	(2)(14)(21)
		Senior secured loan ($1,760 par due 12/2016)	5.25% (Libor + 4.25%/Q)	10/4/2011	1,756	1,760	(2)(21)
		Senior secured loan ($40,362 par due 12/2016)	9.25% (Libor + 8.25%/Q)	10/4/2011	40,259	40,362	(3)(14)(21)
		Senior secured loan ($8,800 par due 12/2016)	5.25% (Libor + 4.25%/Q)	10/4/2011	8,777	8,800	(3)(21)
		Common stock (5,000 shares)		10/4/2011	5,000	4,892	(2)
					114,470	114,640
R3 Education, Inc. and EIC Acquisitions Corp.	Medical school operator	Preferred stock (8,800 shares)		7/30/2008	2,200	1,936	(2)
		Common membership		9/21/2007	15,800	29,443	(2)

As of March 31, 2013

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		interest (26.27% interest) Warrants to purchase up to 27,890 shares		12/8/2009	—	—	(2)
					18,000	31,379
					507,073	478,639		12.03%

Restaurants and Food Services
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($1,468 par due 11/2014)	6.50% (Libor + 3.50%/Q)	11/27/2006	1,468	1,468	(2)(21)
		Senior secured revolving loan ($50 par due 11/2014)	6.50% (Base Rate + 2.50%/Q)	11/27/2006	50	50	(2)(21)
		Senior secured loan ($9,168 par due 11/2015)	12.50% (Libor + 9.50%/Q)	11/27/2006	9,168	9,168	(2)(21)
		Senior secured loan ($10,995 par due 11/2015)	12.50% (Libor + 9.50%/Q)	11/27/2006	10,998	10,995	(3)(21)
		Promissory note ($20,020,806 par due 11/2016)	12.00% PIK	11/27/2006	16,584	19,978	(2)
		Warrants to purchase up to 0.61 shares		6/1/2006	—	2,352	(2)
					38,268	44,011
Benihana, Inc.	Restaurant owner and operator	Senior secured loan ($11,715 par due 2/2018)	9.25% (Libor + 8.00%/Q)	8/21/2012	11,715	11,715	(2)(21)
		Senior secured loan ($10,000 par due 2/2018)	9.25% (Libor + 8.00%/Q)	8/21/2012	10,000	10,000	(3)(21)
		Senior secured loan ($9,975 par due 2/2018)	9.25% (Libor + 8.00%/Q)	8/21/2012	9,975	9,975	(4)(21)
					31,690	31,690
Hojeij Branded Foods, Inc.	Airport restaurant operator	Senior secured revolving loan ($1,900 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	1,900	1,900	(2)(21)
		Senior secured loan ($25,600 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	25,053	25,600	(2)(21)
		Warrants to purchase up to 7.5% of membership interest		2/15/2012	—	164	(2)
		Warrants to purchase up to 324 shares of Class A common stock		2/15/2012	669	2,362	(2)
					27,622	30,026
Orion Foods, LLC (7)	Convenience food service retailer	Senior secured revolving loan ($9,000 par due 9/2014)	10.75% (Base Rate + 7.50%/M)	4/1/2010	9,000	9,000	(2)(21)
		Senior secured loan ($33,367 par due 9/2014)	10.00% (Libor + 8.50%/Q)	4/1/2010	33,367	33,367	(3)(21)
		Junior secured loan ($37,552 par due 9/2014)		4/1/2010	22,425	15,358	(2)(20)
		Preferred units (10,000 units)		10/28/2010	—	—	(2)
		Class A common units (25,001 units)		4/1/2010	—	—	(2)
		Class B common units (1,122,452 units)		4/1/2010	—	—	(2)
					64,792	57,725
OTG Management, LLC	Airport restaurant operator	Senior secured loan ($25,000 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	25,000	25,000	(2)(21)
		Common units (3,000,000 units)		1/5/2011	3,000	1,955	(2)
		Warrants to purchase up to 7.73% of common units		6/19/2008	100	4,151	(2)
					28,100	31,106
Performance Food Group, Inc. and Wellspring Distribution Corp.	Food service distributor	Junior secured loan ($50,000 par due 5/2015)	11.00%	5/30/2012	50,000	50,000	(2)
		Junior secured loan ($112,250 par due 5/2015)	11.00%	5/23/2008	111,327	112,250	(2)
		Class A non-voting common stock (1,366,120 shares)		5/3/2008	7,500	6,823	(2)
					168,827	169,073
Restaurant Holding Company, LLC	Fast food restaurant operator	Senior secured loan ($60,667 par due 2/2017)	9.00% (Libor + 7.50%/M)	2/17/2012	59,676	60,667	(3)(21)
		Senior secured loan ($9,333 par due 2/2017)	9.00% (Libor + 7.50%/M)	2/17/2012	9,180	9,333	(4)(21)
					68,856	70,000
S.B. Restaurant Company	Restaurant owner and	Preferred stock (46,690		4/1/2010	—	—	(2)

As of March 31, 2013

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
	operator	shares) Warrants to purchase up to 257,429 shares of common stock		4/1/2010	—	—	(2)
					—	—
					428,155	433,631		10.90%

Financial Services
AllBridge Financial, LLC (7)	Asset management services	Equity interests		4/1/2010	5,675	7,422
Callidus Capital Corporation (7)	Asset management services	Common stock (100 shares)		4/1/2010	3,000	1,735
Ciena Capital LLC (7)	Real estate and small business loan servicer	Senior secured revolving loan ($14,000 par due 12/2014)	6.00%	11/29/2010	14,000	14,000	(2)
		Senior secured loan ($32,000 par due 12/2016)	12.00%	11/29/2010	32,000	32,000	(2)
		Equity interests		11/29/2010	53,374	14,533	(2)
					99,374	60,533
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28,000 par due 5/2018)	12.75%	5/10/2012	28,000	28,000	(2)
Cook Inlet Alternative Risk, LLC	Risk management services	Senior subordinated loan ($2,500 par due 9/2015)	9.00%	9/30/2011	2,500	2,500	(2)
Financial Pacific Company	Commercial finance leasing	Preferred stock (6,500 shares)	8.00% PIK	10/13/2010	3,807	14,065
		Common stock (650,000 shares)		10/13/2010	—	—
					3,807	14,065
Gordian Acquisition Corp.	Financial services firm	Common stock (526 shares)		11/30/2012	—	—	(2)
Imperial Capital Group LLC	Investment services	2006 Class B common units (2,526 units)		5/10/2007	3	4	(2)
		2007 Class B common units (315 units)		5/10/2007	—	1	(2)
		Class A common units (7,710 units)		5/10/2007	14,997	18,949	(2)
					15,000	18,954
Ivy Hill Asset Management, L.P. (7)(9)	Asset management services	Member interest (100.00% interest)		6/15/2009	170,961	267,839
					328,317	401,048		10.08%

Business Services
Access CIG, LLC	Records and information management services provider	Senior secured loan ($1,000 par due 10/2017)	7.00% (Libor + 5.75%/Q)	10/5/2012	1,000	1,000	(2)(21)
Cast & Crew Payroll, LLC and Centerstage Co-Investors, L.L.C. (6)	Payroll and accounting services provider to the entertainment industry	Senior secured loan ($19,750 par due 12/2017)	7.50% (Libor + 6.50%/Q)	12/24/2012	19,750	19,750	(2)(16)(21)
		Senior secured loan ($49,375 par due 12/2017)	7.50% (Libor + 6.50%/Q)	12/24/2012	49,375	49,375	(3)(21)
		Class A membership units (2,500,000 units)		12/24/2012	2,500	2,500	(2)
		Class B membership units (2,500,000 units)		12/24/2012	2,500	2,500	(2)
					74,125	74,125
CIBT Investment Holdings, LLC	Expedited travel document processing services	Class A shares (2,500 shares)		12/15/2011	2,500	3,477	(2)
CitiPostal Inc. (7)	Document storage and management services	Senior secured revolving loan ($1,000 par due 12/2013)	6.50% (Base Rate + 3.25%/Q)	4/1/2010	1,000	1,000	(2)(21)
		Senior secured loan ($525 par due 12/2013)	8.50% Cash, 5.50% PIK	4/1/2010	525	489	(2)
		Senior secured loan ($53,817 par due 12/2013)	8.50% Cash, 5.50% PIK	4/1/2010	53,817	50,066	(2)
		Senior subordinated loan ($17,936 par due 12/2015)		4/1/2010	13,038	—	(2)(20)
		Common stock (37,024 shares)		4/1/2010	—	—
					68,380	51,555
Command Alkon, Inc.	Software solutions provider to the ready-mix concrete industry	Junior secured loan ($39,130 par due 3/2018)	9.75% (Libor + 8.50%/Q)	9/28/2012	39,130	39,130	(2)(21)
Cornerstone Records Management, LLC	Physical records storage and management service provider	Senior secured loan ($18,403 par due 8/2016)	12.25% (Base Rate + 9.00%/Q)	8/12/2011	18,403	17,667	(2)(21)
HCPro, Inc. and HCP	Healthcare compliance	Senior subordinated loan		3/5/2013	5,500	5,500	(2)(20)

As of March 31, 2013

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Acquisition Holdings, LLC (7)	advisory services	($17,103 par due 8/2014)
		Class A units (15,043,110 units)		6/26/2008	13,543	—	(2)
					19,043	5,500
IfByPhone Inc.	Voice-based marketing automation software provider	Senior secured loan ($2,000 par due 11/2015)	11.00%	10/15/2012	1,924	2,000	(2)
		Senior secured loan ($1,000 par due 1/2016)	11.00%	10/15/2012	1,000	1,000	(2)
		Warrant to purchase up to 124,300 shares of Series C preferred stock		10/15/2012	88	88	(2)
					3,012	3,088
Impact Innovations Group, LLC	IT consulting and outsourcing services	Member interest (50.00% interest)		4/1/2010	—	200
Investor Group Services, LLC (6)	Business consulting for private equity and corporate clients	Limited liability company membership interest (10.00% interest)		6/22/2006	—	805
Itel Laboratories, Inc.	Data services provider for building materials to property insurance industry	Senior secured loan ($22,182 par due 6/2018)	6.00% (Libor + 4.75%/M)	6/29/2012	22,182	22,182	(2)(21)
		Preferred units (1,798,391 units)		6/29/2012	1,000	1,118	(2)
					23,182	23,300
Multi-Ad Services, Inc. (6)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	788	2,043
		Common units (1,725,280 units)		4/1/2010	—	—
					788	2,043
MVL Group, Inc. (7)	Marketing research provider	Senior secured revolving loan ($806 par due 6/2012)	4.80% (Libor + 4.50%/Q)	6/28/2012	806	806	(2)
		Senior subordinated loan ($37,003 par due 7/2012)		4/1/2010	34,636	7,216	(2)(20)
		Junior subordinated loan ($185 par due 7/2012)		4/1/2010	—	—	(2)(20)
		Common stock (560,716 shares)		4/1/2010	—	—	(2)
					35,442	8,022
NComputing, Inc.	Desktop virtualization hardware and software technology service provider	Senior secured loan ($6,500 par due 7/2016)	10.50%	3/20/2013	6,500	6,500	(2)
		Warrant to purchase up to 462,726 shares of Series C preferred stock		3/20/2013	—	41	(2)
					6,500	6,541
Pillar Processing LLC and PHL Holding Co. (6)	Mortgage services	Senior secured loan ($6,659 par due 11/2018)		7/31/2008	6,248	6,659	(2)(20)
		Senior secured loan ($7,375 par due 5/2019)		11/20/2007	6,406	494	(2)(20)
		Class A common stock (576 shares)		7/31/2012	3,768	—	(2)
					16,422	7,153
Powersport Auctioneer Holdings, LLC	Powersport vehicle auction operator	Common units (1,972 units)		3/2/2012	1,000	746	(2)
Prommis Holdings, LLC	Bankruptcy and foreclosure processing services	Class B common units (1,727 units)		6/12/2012	—	—	(2)
Promo Works, LLC	Marketing services	Senior secured loan ($8,655 par due 12/2013)		4/1/2010	3,016	1,888	(2)(20)
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	147	(2)
Rainstor, Inc.	Database solution provider designed to manage Big Data for large enterprises at the lowest total cost	Senior secured loan ($3,000 par due 4/2016)	11.25%	3/28/2013	2,913	3,000	(2)
		Warrant to purchase up to 142,210 shares of Series C preferred stock		3/28/2013	88	89	(2)
					3,001	3,089
Strident Holding, Inc.	Recovery audit services provider to commercial and governmental healthcare payors	Senior secured loan ($7,915 par due 7/2018)	6.50% (Libor + 5.25%/M)	7/26/2012	7,915	7,915	(2)(21)

As of March 31, 2013

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior secured loan ($9,950 par due 7/2018)	6.50% (Libor + 5.25%/M)	7/26/2012	9,950	9,950	(4)(21)
					17,865	17,865
Summit Business Media Parent Holding Company LLC	Business media consulting services	Limited liability company membership interest (45.98% interest)		5/20/2011	—	1,405	(2)
TOA Technologies, Inc.	Cloud based, mobile workforce management applications provider	Senior secured loan ($13,000 par due 11/2016)	10.25%	10/31/2012	12,445	12,610	(2)
		Warrant to purchase up to 2,509,770 shares of Series D preferred stock		10/31/2012	605	677	(2)
					13,050	13,287
Tradesmen International, Inc.	Construction labor support	Warrants to purchase up to 771,036 shares		4/1/2010	—	9,878
Tripwire, Inc.	IT security software provider	Senior secured loan ($19,950 par due 5/2018)	6.00% (Libor + 4.75%/Q)	5/23/2011	19,950	19,950	(2)(21)
		Senior secured loan ($49,875 par due 5/2018)	6.00% (Libor + 4.75%/Q)	5/23/2011	49,875	49,875	(3)(21)
		Senior secured loan ($9,975 par due 5/2018)	6.00% (Libor + 4.75%/Q)	5/23/2011	9,975	9,975	(4)(21)
		Class B common stock (2,655,638 shares)		5/23/2011	30	72	(2)
		Class A common stock (2,970 shares)		5/23/2011	2,970	7,103	(2)
					82,800	86,975
Venturehouse-Cibernet Investors, LLC	Financial settlement services for intercarrier wireless roaming	Equity interest		4/1/2010	—	—	(2)
VSS-Tranzact Holdings, LLC (6)	Management consulting services	Common membership interest (5.98% interest)		10/26/2007	10,204	3,306
					439,113	382,192		9.61%
Services-Other
Capital Investments and Ventures Corp.	SCUBA diver training and certification provider	Senior secured loan ($1,692 par due 8/2018)	9.50% (Base Rate + 6.25%/Q)	8/9/2012	1,692	1,692	(2)(21)
		Senior secured loan ($53,009 par due 8/2018)	8.50% (Libor + 7.25%/Q)	8/9/2012	53,009	53,009	(2)(21)
		Senior secured loan ($308 par due 8/2018)	9.50% (Base Rate + 6.25%/Q)	8/9/2012	308	308	(3)(21)
		Senior secured loan ($9,666 par due 8/2018)	8.50% (Libor + 7.25%/Q)	8/9/2012	9,666	9,666	(3)(21)
		Senior secured loan ($308 par due 8/2018)	9.50% (Base Rate + 6.25%/Q)	8/9/2012	308	308	(4)(21)
		Senior secured loan ($9,642 par due 8/2018)	8.50% (Libor + 7.25%/Q)	8/9/2012	9,642	9,642	(4)(21)
					74,625	74,625
Competitor Group, Inc. and Calera XVI, LLC	Endurance sports media and event operator	Senior secured revolving loan ($2,350 par due 11/2018)	10.00% (Base Rate + 6.75%/Q)	11/30/2012	2,350	2,350	(2)(21)
		Senior secured revolving loan ($900 par due 11/2018)	9.00% (Libor + 7.75%/Q)	11/30/2012	900	900	(2)(21)
		Senior secured loan ($24,439 par due 11/2018)	9.00% (Libor + 7.75%/Q)	11/30/2012	24,439	24,439	(2)(21)
		Senior secured loan ($29,925 par due 11/2018)	9.00% (Libor + 7.75%/Q)	11/30/2012	29,925	29,925	(3)(21)
		Membership units (2,500,000 units)		11/30/2012	2,500	2,500	(2)(9)
					60,114	60,114
Massage Envy, LLC	Franchiser in the massage industry	Senior secured loan ($53,157 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	53,157	53,157	(2)(21)
		Senior secured loan ($26,830 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	26,830	26,830	(3)(21)
		Common stock (3,000,000 shares)		9/27/2012	3,000	3,322	(2)
					82,987	83,309
McKenzie Sports Products, LLC	Designer, manufacturer and distributor of taxidermy forms and supplies	Senior secured loan ($422 par due 3/2017)	7.75% (Base Rate + 4.50%/Q)	3/30/2012	422	422	(2)(21)
		Senior secured loan ($10,895 par due 3/2017)	7.00% (Libor + 5.50%/Q)	3/30/2012	10,895	10,895	(2)(21)
		Senior secured loan ($354 par due 3/2017)	7.75% (Base Rate + 4.50%/Q)	3/30/2012	354	354	(4)(21)
		Senior secured loan ($9,118 par due 3/2017)	7.00% (Libor + 5.50%/Q)	3/30/2012	9,118	9,118	(4)(21)
					20,789	20,789

As of March 31, 2013

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
The Dwyer Group (6)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($25,497 par due 6/2018)	12.00% Cash, 1.50% PIK	12/22/2010	25,497	25,497	(2)
		Series A preferred units (13,292,377 units)	8.00% PIK	12/22/2010	6,462	15,245	(2)
					31,959	40,742
Wash Multifamily Laundry Systems, LLC (fka Web Services Company, LLC)	Laundry service and equipment provider	Junior secured loan ($78,000 par due 2/2020)	9.75% (Libor + 8.50%/Q)	2/21/2013	78,000	78,000	(2)(21)
					348,474	357,579		8.99%

Consumer Products- Non-durable
Gilchrist & Soames, Inc.	Personal care manufacturer	Senior secured revolving loan ($9,200 par due 10/2013)	6.25% (Libor + 5.00%/M)	4/1/2010	9,200	9,200	(2)(21)
		Senior secured loan ($22,171 par due 10/2013)	13.44% Cash, 2.00% PIK	4/1/2010	22,009	20,619	(2)
					31,209	29,819
Implus Footcare, LLC	Provider of footwear and other accessories	Preferred stock (455 shares)	6.00% PIK	10/31/2011	4,945	4,945	(2)
		Common stock (455 shares)		10/31/2011	455	24	(2)
					5,400	4,969
Insight Pharmaceuticals Corporation (6)	OTC drug products manufacture	Junior secured loan ($19,310 par due 8/2017)	13.25% (Libor + 11.75%/Q)	8/26/2011	19,142	19,310	(2)(21)
		Class A common stock (155,000 shares)		8/26/2011	6,035	8,368	(2)
		Class B common stock (155,000 shares)		8/26/2011	6,035	8,368	(2)
					31,212	36,046
Matrixx Initiatives, Inc. and Wonder Holdings Acquisition Corp.	Developer and marketer of over-the-counter healthcare products	Senior secured revolving loan ($2,000 par due 6/2016)	13.00% (Libor + 12.00%/Q)	6/30/2011	2,000	1,900	(2)(21)
		Senior secured loan ($37,984 par due 6/2016)	13.00% (Libor + 12.00%/Q)	6/30/2011	37,799	36,085	(2)(21)
		Warrants to purchase up to 1,654,678 shares of common stock		7/27/2011	—	—	(2)
		Warrants to purchase up to 1,489 shares of preferred stock		7/27/2011	—	891	(2)
					39,799	38,876
Oak Parent, Inc.	Manufacturer of athletic apparel	Senior secured loan ($5,896 par due 4/2018)	8.00% (Libor + 7.00%/Q)	4/2/2012	5,873	5,896	(2)(21)
		Senior secured loan ($35,000 par due 4/2018)	8.00% (Libor + 7.00%/Q)	4/2/2012	34,859	35,000	(3)(21)
		Senior secured loan ($9,335 par due 4/2018)	8.00% (Libor + 7.00%/Q)	4/2/2012	9,297	9,335	(4)(21)
					50,029	50,231
PG-ACP Co-Invest, LLC	Supplier of medical uniforms, specialized medical footwear and accessories	Class A membership units (1,000,0000 units)		8/29/2012	1,000	1,665	(2)
The Step2 Company, LLC	Toy manufacturer	Junior secured loan ($25,600 par due 4/2015)	10.00%	4/1/2010	24,823	25,600	(2)
		Junior secured loan ($31,621 par due 4/2015)	10.00% Cash, 5.00% PIK	4/1/2010	30,802	27,194	(2)
		Common units (1,116,879 units)		4/1/2010	24	7
		Warrants to purchase up to 3,157,895 units		4/1/2010	—	19
					55,649	52,820
The Thymes, LLC (7)	Cosmetic products manufacturer	Preferred units (6,283 units)	8.00% PIK	6/21/2007	5,001	4,638
		Common units (5,400 units)		6/21/2007	—	4,473
					5,001	9,111
Woodstream Corporation	Pet products manufacturer	Senior secured loan ($3,000 par due 8/2016)	6.00% (Libor + 5.00%/Q)	4/18/2012	3,000	3,000	(2)(21)
		Senior secured loan ($15,000 par due 8/2016)	6.00% (Libor + 5.00%/Q)	4/18/2012	15,000	15,000	(4)(21)
		Senior subordinated loan ($80,000 par due 2/2017)	11.00%	1/22/2010	76,964	80,000	(2)
		Common stock (4,254 shares)		1/22/2010	1,222	2,633	(2)

As of March 31, 2013

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					96,186	100,633
					315,485	324,170		8.15%

Containers-Packaging
ICSH, Inc.	Industrial container manufacturer, reconditioner and servicer	Senior secured loan ($26,191 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	26,191	26,191	(2)(21)
		Senior secured loan ($24,217 par due 8/2016)	8.04% (Libor + 7.00%/Q)	8/31/2011	24,217	24,217	(2)(21)
		Senior secured loan ($176 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	176	176	(3)(21)
		Senior secured loan ($67,961 par due 8/2016)	8.04% (Libor + 7.00%/Q)	8/31/2011	67,961	67,961	(3)(21)
		Senior secured loan ($38 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	38	38	(4)(21)
		Senior secured loan ($14,795 par due 8/2016)	8.04% (Libor + 7.00%/Q)	8/31/2011	14,795	14,795	(4)(21)
					133,378	133,378
Microstar Logistics LLC, Microstar Global Asset Management LLC and MStar Holding Corporation	Keg management solutions provider	Junior secured loan ($165,000 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	165,000	165,000	(2)(21)
		Common Stock (50,000 shares)		12/14/2012	5,000	5,000	(2)
					170,000	170,000
Pregis Corporation, Pregis Intellipack Corp. and Pregis Innovative Packaging Inc.	Provider of highly-customized, tailored protective packaging solutions	Senior secured loan ($992 par due 3/2017)	7.75% (Libor + 6.25%/M)	4/25/2012	992	992	(2)(21)
					992	992
					304,370	304,370		7.65%
Energy
Centinela Funding, LLC	Solar power generation facility developer and operator	Senior secured loan ($56,000 par due 11/2020)	10.00% (Libor + 8.75%/Q)	11/14/2012	56,000	56,000	(2)(21)
EquiPower Resources Holdings, LLC	Gas-fired power generation facilities operator	Junior secured loan ($22,500 par due 6/2019)	10.00% (Libor + 8.50%/Q)	6/27/2012	22,084	22,500	(2)(21)
La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Junior secured loan ($68,000 par due 8/2018)	10.25% (Libor + 8.75%/Q)	8/9/2011	66,947	68,000	(2)(21)
Panda Sherman Power, LLC	Developer and operator of a gas turbine power plant	Senior secured loan ($32,500 par due 9/2018)	9.00% (Libor + 7.50%/Q)	9/14/2012	32,500	32,500	(2)(21)
Panda Temple Power, LLC	Developer and operator of a gas turbine power plant	Senior secured loan ($60,000 par due 7/2018)	11.50% (Libor + 10.00%/Q)	7/17/2012	58,215	60,000	(2)(21)
					235,746	239,000		6.01%

Automotive Services
Driven Holdings, LLC	Automotive aftermarket car care franchisor	Preferred stock (247,500 units)		12/16/2011	2,475	2,742	(2)
		Common stock (25,000 units)		12/16/2011	25	114	(2)
					2,500	2,856
Eckler Industries, Inc.	Restoration parts and accessories provider for classic automobiles	Senior secured loan ($51,302 par due 7/2017)	7.25% (Libor + 6.00%/M)	7/12/2012	51,302	51,302	(2)(21)
		Senior secured loan ($505 par due 7/2017)	8.25% (Base Rate + 5.00%/Q)	7/12/2012	505	505	(2)(21)
		Series A preferred stock (1,800 shares)		7/12/2012	1,800	1,909	(2)
		Common stock (20,000 shares)		7/12/2012	200	64	(2)
					53,807	53,780
EcoMotors, Inc.	Engine developer	Senior secured loan ($5,000 par due 7/2016)	10.13%	12/28/2012	4,859	5,000	(2)
		Warrant to purchase up to 321,888 shares of Series C Preferred Stock		12/28/2012	—	84	(2)
					4,859	5,084
Service King Paint & Body, LLC	Collision repair site operators	Senior secured loan ($116,500 par due 8/2017)	7.25% (Libor + 6.25%/Q)	8/20/2012	116,500	116,500	(2)(17)(21)
		Senior secured loan	7.25% (Libor +	8/20/2012	11,350	11,350	(2)(17)(21)
		($11,350 par due 8/2017)	6.25%/Q)
		Senior secured loan ($4,925 par due 8/2017)	4.50% (Libor + 3.50%/Q)	8/20/2012	4,925	4,925	(2)(21)

As of March 31, 2013

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior secured loan ($9,850 par due 8/2017)	4.50% (Libor + 3.50%/Q)	8/20/2012	9,850	9,850	(4)(21)
		Membership interest		8/20/2012	5,000	6,819	(2)
					147,625	149,444
					208,791	211,164		5.31%

Manufacturing
Cambrios Technologies Corporation	Developer and manufacturer of nanotechnology-based solutions for electronic devices and computers	Senior secured loan ($4,394 par due 8/2015)	12.00%	8/7/2012	4,394	4,394	(2)
		Warrants to purchase up to 400,000 shares of Series D-4 convertible preferred stock		8/2/2012	—	8	(2)
					4,394	4,402
Component Hardware Group, Inc.	Commercial equipment	Junior secured loan ($3,226 par due 12/2014)	7.00% Cash, 3.00% PIK	8/4/2010	3,226	3,226	(2)
		Senior subordinated loan ($11,284 par due 12/2014)	7.50% Cash, 5.00% PIK	4/1/2010	8,748	11,284	(2)
		Warrants to purchase up to 1,462,500 shares of common stock		8/4/2010	—	8,804	(2)
					11,974	23,314
MWI Holdings, Inc.	Provider of engineered springs, fasteners, and other precision components	Senior secured loan ($38,274 par due 3/2019)	9.38% (Libor + 8.13%/Q)	6/15/2011	38,274	38,274	(2)(21)
		Senior secured loan ($10,000 par due 6/2017)	9.38% (Libor + 8.13%/Q)	6/15/2011	10,000	10,000	(4)(21)
					48,274	48,274
NetShape Technologies, Inc.	Metal precision engineered components	Senior secured revolving loan ($454 par due 12/2014)	7.50% (Libor + 6.50%/M)	4/1/2010	454	454	(2)
		Senior secured revolving loan ($78 par due 12/2014)	8.75% (Base Rate + 7.50%/Q)	4/1/2010	78	78	(2)
					532	532
Pelican Products, Inc.	Flashlights	Senior secured loan ($7,940 par due 7/2018)	7.00% (Libor + 5.50%/Q)	7/13/2012	7,940	7,940	(4)(21)
		Junior secured loan ($32,000 par due 6/2019)	11.50% (Libor + 10.00%/Q)	7/13/2012	32,000	32,000	(2)(21)
					39,940	39,940
Protective Industries, Inc. dba Caplugs	Plastic protection products	Senior secured revolving loan ($817 par due 5/2016)	6.25% (Base Rate + 3.00%/M)	5/23/2011	817	817	(2)(21)
		Senior secured revolving loan ($467 par due 5/2016)	5.75% (Libor + 4.25%/M)	5/23/2011	467	467	(2)(21)
		Senior secured loan ($1,481 par due 5/2017)	5.75% (Libor + 4.25%/M)	11/30/2012	1,481	1,481	(2)(21)
		Senior subordinated loan ($707 par due 5/2018)	8.00% Cash, 7.25% PIK	5/23/2011	707	707	(2)
		Preferred stock (2,379,361 shares)		5/23/2011	2,307	5,203	(2)
					5,779	8,675
Saw Mill PCG Partners LLC	Metal precision engineered components manufacturer	Common units (1,000 units)		1/30/2007	1,000	—	(2)
SSH Environmental Industries, Inc. and SSH Non-Destructive Testing, Inc.	Magnetic sensors and supporting sensor products	Senior secured loan ($11,504 par due 12/2016)	9.00% (Libor + 7.50%/Q)	3/23/2012	11,315	11,504	(2)(21)
					123,208	136,641		3.43%

Aerospace and Defense
ILC Industries, LLC	Designer and manufacturer of protective cases and technically advanced lighting systems	Senior secured loan ($4,913 par due 7/2018)	7.50% (Libor + 6.00%/Q)	7/13/2012	4,828	4,913	(2)(21)
		Senior secured loan ($19,900 par due 7/2018)	7.50% (Libor + 6.00%/Q)	7/13/2012	19,539	19,900	(4)(21)
					24,367	24,813
PRV Aerospace, LLC	Aerospace precision components manufacturer	Senior secured loan ($1,136 par due 5/2018)	6.50% (Libor + 5.25%/Q)	5/15/2012	1,130	1,136	(2)(21)
		Senior secured loan ($8,460 par due 5/2018)	6.50% (Libor + 5.25%/Q)	5/15/2012	8,386	8,460	(4)(21)
		Junior secured loan ($68,000 par due 5/2019)	10.50% (Libor + 9.25%/Q)	5/10/2012	68,000	68,000	(2)(21)
		Junior secured loan ($11,657 par due 5/2019)	11.50% (Base Rate + 8.25%/Q)	5/10/2012	11,657	11,657	(2)(21)

As of March 31, 2013

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					89,173	89,253
TurboCombuster Technology, Inc.	Manufacturer of complex fabrications for the commercial aerospace, military aerospace and industrial gas turbine markets	Senior secured loan ($10,000 par due 12/2017)	6.00% (Base Rate + 5.00%/Q)	1/31/2013	9,951	10,000	(2)(21)
Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	105	105	(2)
		Common stock (1,885,195 shares)		1/17/2008	2,291	2,256	(2)
					2,396	2,361
					125,887	126,427		3.18%

Consumer Products- Durable
Bushnell Inc.	Sports optics manufacturer	Junior secured loan ($48,825 par due 2/2016)	9.00% (Libor + 7.50%/Q)	4/1/2010	44,301	48,825	(2)(21)
		Junior secured loan ($43,675 par due 2/2016)	9.50% (Libor + 8.00%/Q)	4/30/2012	43,675	43,675	(2)(21)
					87,976	92,500
					87,976	92,500		2.32%
Telecommunications
American Broadband Communications, LLC, American Broadband Holding Company and Cameron Holdings of NC, Inc.	Broadband communication services	Senior secured loan ($6,945 par due 9/2013)	7.50% (Libor + 5.50%/Q)	9/1/2010	6,945	6,945	(2)(21)
		Senior subordinated loan ($34,492 par due 11/2014)	12.00% Cash, 2.00% PIK	11/7/2007	34,492	33,112	(2)
		Senior subordinated loan ($10,793 par due 11/2014)	12.00% Cash, 2.00% PIK	9/1/2010	10,793	10,361	(2)
		Senior subordinated loan ($23,850 par due 11/2014)	10.00% Cash, 4.00% PIK	11/7/2007	23,850	22,896	(2)
		Warrants to purchase up to 378 shares		11/7/2007	—	3,981
		Warrants to purchase up to 200 shares		9/1/2010	—	2,106	(2)
					76,080	79,401
Startec Equity, LLC (7)	Communication services	Member interest		4/1/2010	—	—
					76,080	79,401		2.00%
Retail
Fulton Holdings Corp.	Airport restaurant operator	Senior secured loan ($40,000 par due 5/2016)	12.50%	5/28/2010	40,000	40,000	(3)(12)
		Common stock (19,672 shares)		5/28/2010	1,967	1,985
					41,967	41,985
Things Remembered Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($14,925 par due 5/2018)	8.00% (Libor + 6.50%/M)	5/24/2012	14,925	14,925	(4)(21)
					56,892	56,910		1.43%

Oil and Gas
Geotrace Technologies, Inc.	Reservoir processing and development	Warrants to purchase up to 69,978 shares of common stock		4/1/2010	88	—	(2)
		Warrants to purchase up to 210,453 shares of preferred stock		4/1/2010	2,805	1,892	(2)
					2,893	1,892
UL Holding Co., LLC and Universal Lubricants, LLC (6)	Petroleum product manufacturer	Junior secured loan ($2,912 par due 12/2014)	9.17% (Libor + 7.17% Cash, 2.00% PIK /Q)	4/30/2012	2,912	2,620	(2)
		Junior secured loan ($4,931 par due 12/2014)	12.00% Cash, 2.00% PIK	4/30/2012	4,931	4,438	(2)
		Junior secured loan ($2,020 par due 12/2014)	9.16% (Libor + 7.16% Cash, 2.00% PIK /Q)	4/30/2012	2,020	1,818	(2)
		Junior secured loan ($5,102 par due 12/2014)	12.00% Cash, 3.00% PIK	4/30/2012	5,102	4,847	(2)
		Junior secured loan ($14,672 par due 12/2014)	9.18% (Libor + 7.18% Cash, 2.00% PIK /Q)	4/30/2012	14,672	13,205	(3)
		Junior secured loan ($10,576 par due 12/2014)	9.17% (Libor + 7.17% Cash,	4/30/2012	10,576	9,518	(3)

As of March 31, 2013

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
			2.00% PIK /Q)
		Junior secured loan ($18,760 par due 12/2014)	12.00% Cash, 2.00% PIK	4/30/2012	18,760	16,884	(3)
		Class A common units (10,782 units)		6/17/2011	1,512	2	(2)
		Class B-5 common units (599,200 units)		4/25/2008	5,472	8	(2)
		Class B-4 common units (50,000 units)		6/17/2011	500	1	(2)
		Class C common units (618,091 units)		4/25/2008	—	11	(2)
					66,457	53,352
					69,350	55,244		1.39%

Printing, Publishing and Media
Batanga, Inc.	Independent digital media company	Senior secured revolving loan ($1,500 par due 10/2013)	8.50%	10/31/2012	1,500	1,500	(2)
		Senior secured loan ($5,500 par due 11/2016)	9.60%	10/31/2012	5,500	5,594	(2)(19)
					7,000	7,094
Earthcolor Group, LLC	Printing management services	Limited liability company interests (9.30%)		5/18/2012	—	—
National Print Group, Inc.	Printing management services	Senior secured revolving loan ($913 par due 10/2013)	9.00% (Libor + 6.00%/Q)	3/2/2006	913	913	(2)(21)
		Senior secured revolving loan ($26 par due 10/2013)	9.00% (Base Rate + 5.00%/M)	3/2/2006	26	26	(2)(21)
		Senior secured loan ($6,903 par due 10/2013)	10.00% (Libor + 9.00% Cash, 1.00% PIK /Q)	3/2/2006	6,632	6,903	(2)(21)
		Senior secured loan ($349 par due 10/2013)	10.00% (Base Rate + 9.00% Cash, 1.00% PIK /Q)	3/2/2006	335	349	(2)(21)
		Preferred stock (9,344 shares)		3/2/2006	2,000	—	(2)
					9,906	8,191
The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	Senior secured loan ($21,211 par due 3/2017)	9.00% (Libor + 7.50%/Q)	9/29/2006	21,211	21,211	(2)(21)
		Senior secured loan ($9,851 par due 3/2017)	9.00% (Libor + 7.50%/Q)	9/29/2006	9,851	9,851	(4)(21)
		Preferred stock (10,663 shares)		9/29/2006	1,066	3,341	(2)
		Common stock (15,393 shares)		9/29/2006	3	8	(2)
					32,131	34,411
					49,037	49,696		1.25%

Environmental Services
AWTP, LLC (7)	Water treatment services	Junior secured loan ($4,212 par due 6/2015)	10.00%	4/18/2011	4,212	4,212	(2)
		Junior secured loan ($6,121 par due 6/2015)	15.00% PIK	4/18/2011	6,121	6,121	(2)
		Membership interests (90% interest)		4/18/2011	—	5,646	(2)
					10,333	15,979
Genomatica, Inc.	Chemical company that is developing a biotechnology platform for the production of basic and intermediate chemical products through a proprietary fermentation-based manufacturing process	Senior secured loan ($1,500 par due 10/2016)	9.26%	3/28/2013	1,425	1,500	(2)
		Warrant to purchase 322,422 shares of Series D preferred stock		3/28/2013	—	45	(2)
					1,425	1,545
RE Community Holdings II, Inc.and Pegasus Community Energy, LLC.	Operator of municipal recycling facilities	Preferred stock (1,000 shares)		3/1/2011	8,839	1,946	(2)
Waste Pro USA, Inc	Waste management	Preferred Class A common		11/9/2006	12,263	25,139	(2)

As of March 31, 2013

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
	services	equity (611,615 shares)
					32,860	44,609		1.12%

Transportation
PODS Funding Corp.	Storage and warehousing	Junior subordinated loan ($40,499 par due 5/2017)	12.75% Cash, 2.75% PIK	11/29/2011	40,499	40,499	(2)
United Road Towing, Inc.	Towing company	Warrants to purchase up to 607 shares		4/1/2010	—	—
					40,499	40,499		1.02%
Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	Senior secured loan ($34,000 par due 10/2013)	7.25% (Libor + 6.00%/M)	10/11/2007	34,000	34,000	(2)(13)(21)
CFW Co-Invest, L.P. and NCP Curves, L.P.	Health club franchisor	Limited partnership interest (4,152,165 shares)		7/31/2012	4,152	4,328	(2)
		Limited partnership interest (1,847,835 shares)		7/31/2012	1,848	1,926	(2)
					6,000	6,254
					40,000	40,254		1.01%

Commercial Real Estate Finance
10th Street, LLC (6)	Real estate holding company	Senior subordinated loan ($25,468 par due 11/2014)	8.93% Cash, 4.07% PIK	4/1/2010	25,468	25,468	(2)
		Member interest (10.00% interest)		4/1/2010	594	—
		Option (25,000 units)		4/1/2010	25	482
					26,087	25,950
American Commercial Coatings, Inc.	Real estate property	Commercial mortgage loan ($2,505 par due 12/2025)	8.75% (Base Rate + 1.50%/Q)	4/1/2010	879	2,061
Cleveland East Equity, LLC	Hotel operator	Real estate equity interests		4/1/2010	1,026	4,036
Commons R-3, LLC	Real estate developer	Real estate equity interests		4/1/2010	—	—
Crescent Hotels & Resorts, LLC and affiliates (7)	Hotel operator	Senior subordinated loan ($2,236 par due 9/2011)		4/1/2010	—	—	(2)
		Senior subordinated loan ($2,092 par due 6/2017)		4/1/2010	—	—	(2)
		Common equity interest		4/1/2010	—	—
		Limited liability company membership interest (100% interest)		6/19/2012	—	194	(2)
					—	194
Hot Light Brands, Inc. (7)	Real estate holding company	Senior secured loan ($32,957 par due 2/2011)		4/1/2010	1,665	1,132	(2)(20)
		Common stock (93,500 shares)		4/1/2010	—	—	(2)
					1,665	1,132
NPH, Inc.	Hotel property	Real estate equity interests		4/1/2010	5,291	6,817
					34,948	40,190		1.00%

Food and Beverage
Apple & Eve, LLC and US Juice Partners, LLC (6)	Juice manufacturer	Senior units (50,000 units)		10/5/2007	5,000	5,027
Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated loan ($9,741 par due 9/2013)	17.50% PIK	2/6/2008	9,741	9,741	(2)
		Preferred stock (6,258 shares)		9/1/2006	2,567	1,979	(2)
					12,308	11,720
Distant Lands Trading Co.	Coffee manufacturer	Class A common stock (1,294 shares)		4/1/2010	980	—	(2)
		Class A-1 common stock (2,157 shares)		4/1/2010	—	—	(2)
					980	—
					18,288	16,747		0.42%

Wholesale Distribution
BECO Holding Company, Inc.	Wholesale distributor of first response fire protection equipment and related parts	Common stock (25,000 shares)		7/30/2010	2,500	2,483	(2)
					2,500	2,483		0.06%
					$5,959,788	$6,030,459		151.57%

(1)                                 Other than the Company’s investments listed in footnote 7 below (subject to the limitations set forth therein), the Company does not “Control” any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company’s portfolio company investments, which as of March 31, 2013 represented 152% of the Company’s net assets or 95% of the Company’s total assets, are subject to legal restrictions on sales.

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

(6)                                 As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” of a portfolio company because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the year ended March 31, 2013 in which the issuer was an Affiliated company (but not a portfolio company that the Company (“Controls”) are as follows:

					Capital
	Purchases	Redemptions	Sales	Interest	structuring	Dividend	Other	Net realized	Net unrealized
Company	(cost)	(cost)	(cost)	income	service fees	income	income	gains (losses)	gains (losses)
10th Street, LLC	$—	$—	$—	$827	$—	$—	$—	$—	$(18)
Apple & Eve, LLC and US Juice Partners, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$3,629
Campus Management Corp. and Campus Management Acquisition Corp	$—	$—	$—	$—	$—	$—	$—	$—	$(1,128)
Cast & Crew Payroll, LLC and Centerstage
Co-Investors, L.L.C.	$—	$875	$30,000	$1,706	$—	$—	$79	$—	$—
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC	$—	$38	$—	$286	$—	$—	$—	$—	$645
The Dwyer Group	$—	$—	$—	$849	$—	$125	$—	$—	$1,158
ELC Acquisition Corp. and ELC Holdings Corporation	$—	$—	$—	$—	$—	$353	$—	$—	$501
Insight Pharmaceuticals Corporation	$—	$—	$—	$646	$—	$—	$—	$—	$176
Investor Group Services, LLC	$—	$—	$—	$—	$—	$125	$—	$—	$94
Multi-Ad Services, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$5
Pillar Processing LLC and PHL Holding Co.	$—	$715	$—	$—	$—	$—	$—	$17	$313
Soteria Imaging Services, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(171)
VSS-Tranzact Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(347)
UL Holding Co., LLC	$—	$147	$—	$1,702	$—	$—	$12	$—	$(6,210)

(7)                                 As defined in the Investment Company Act, the Company is deemed to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the year ended March 31, 2013 in which the issuer was both an Affiliated company and a portfolio company that the Company is deemed to Control are as follows:

					Capital
		Redemptions	Sales	Interest	structuring	Dividend	Other	Net realized	Net unrealized
Company	Purchases	(cost)	(cost)	income	service fees	income	income	gains (losses)	gains (losses)
AllBridge Financial, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(392)
AWTP, LLC	$—	$—	$—	$330	$—	$—	$25	$—	$1,066
Callidus Capital Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$17
Ciena Capital LLC	$—	$—	$—	$1,170	$—	$—	$—	$—	$(4,083)
Citipostal, Inc.	$—	$510	$—	$1,918	$—	$—	$7	$—	$(5,344)
Crescent Hotels & Resorts, LLC and affiliates	$—	$—	$—	$—	$—	$—	$—	$—	$194
HCI Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(20)
HCP Acquisition Holdings, LLC	$6,696	$—	$—	$—	$—	$—	$—	$—	$(1,196)
Hot Light Brands, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$4
Ivy Hill Asset Management, L.P.	$—	$—	$—	$—	$—	$27,363	$—	$—	$(26,418)
MVL Group, Inc.	$—	$—	$—	$10	$—	$—	$—	$—	$1,886
Orion Foods, LLC	$1,200	$1,381	$—	$1,049	$—	$—	$203	$—	$(1,178)
Senior Secured Loan Fund LLC*	$21,045	$14,100	$—	$48,562	$1,887	$—	$5,963	$1,010	$(921)
The Thymes, LLC	$—	$—	$—	$—	$—	$99	$—	$—	$1,356

*                                         Together with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together, “GE”), the Company co-invests through the Senior Secured Loan Fund LLC d/b/a the “Senior Secured Loan Program” (the “SSLP”). The SSLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and GE (with approval from a representative of each required); therefore, although the Company owns more than 25% of the voting securities of the SSLP, the Company does not believe that it has control over the SSLP (for purposes of the Investment Company Act or otherwise) because, among other things, these “voting securities” do not afford the Company the right to elect directors of the SSLP or any other special rights (see Note 4 to the consolidated financial statements).

(8)                                 Non-U.S. company or principal place of business outside the U.S. and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(9)                                 Excepted from the definition of investment company under Section 3(c) of the Investment Company Act and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(10)                          In the first quarter of 2011, the staff of the Securities and Exchange Commission (the “Staff”) informally communicated to certain business development companies the Staff’s belief that certain entities, which would be classified as an “investment company” under the Investment Company Act but for the exception from the definition of “investment company” set forth in Rule 3a-7 promulgated under the Investment Company Act, could not be treated as eligible portfolio companies (as defined in Section 2(a)(46) of the Investment Company Act). Subsequently, in August 2011 the Securities and Exchange Commission issued a concept release (the “Concept Release”) which states that “[a]s a general matter, the Commission presently does not believe that Rule 3a-7 issuers are the type of small, developing and financially troubled businesses in which Congress intended BDCs primarily to invest” and requested comment on whether or not a 3a-7 issuer should be considered an “eligible portfolio company”. Ares Capital provided a comment letter in respect of the Concept Release and continues to believe that the language of Section 2(a)(46) of the Investment Company Act permits a business development company to treat as “eligible portfolio companies” entities that rely on the 3a-7 exception. However, given the current uncertainty in this area (including the language in the Concept Release) and subsequent discussions with the Staff, Ares Capital has, solely for purposes of calculating the composition of its portfolio pursuant to Section 55(a) of the Investment Company Act, identified these entities in the Company’s schedule of investments as “non-qualifying assets” should the Staff ultimately disagree with Ares Capital’s position.

(11)                          Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually (A), semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, the Company has provided the interest rate in effect on the date presented.

(12)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.00% on $15 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(13)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.00% on $20 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(14)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of  4.00% on $64 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(15)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.13% on $19 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(16)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.00% on $30 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(17)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.75% on $72 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(18)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.13% on $56 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(19)                          The Company is entitled to receive a fixed fee upon the occurrence of certain events as defined in the credit agreement governing the Company’s debt investment in the portfolio company. The fair value of such fee is included in the fair value of the debt investment.

(20)                          Loan was on non-accrual status as of March 31, 2013.

(21)                          Loan includes interest rate floor feature.

(22)                          In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SSLP’s loan portfolio, which may result in a return to the Company greater than the contractual stated interest rate.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
AGILE Fund I, LLC(9)	Investment partnership	Member interest (0.50% interest)		4/1/2010	$124	$29	(2)
CIC Flex, LP(9)	Investment partnership	Limited partnership units (0.94 unit)		9/7/2007	2,302	3,570	(2)
Covestia Capital Partners, LP(9)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	1,059	1,135	(2)
Dynamic India Fund IV, LLC(9)	Investment company	Member interest (5.44% interest)		4/1/2010	4,822	3,104
HCI Equity, LLC(7)(8)(9)	Investment company	Member interest (100.00% interest)		4/1/2010	452	447
Imperial Capital Private Opportunities, LP(9)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	6,051	8,341	(2)
Partnership Capital Growth Fund I, L.P.(9)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	1,596	4,197	(2)
Partnership Capital Growth Fund III, L.P.(9)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	1,964	1,819	(2)
Piper Jaffray Merchant Banking Fund I, L.P.(9)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	286	259	(2)
Senior Secured Loan Fund LLC(7)(10)	Co-investment vehicle	Subordinated certificates ($1,244,969 par due 12/2022)	8.31% (Libor + 8.00%/Q)(21)	10/30/2009	1,237,887	1,263,644
VSC Investors LLC(9)	Investment company	Membership interest (1.95% interest)		1/24/2008	387	854	(2)
					1,256,930	1,287,399		32.28%
Healthcare—Services
California Forensic Medical Group, Incorporated	Correctional facility healthcare operator	Senior secured revolving loan ($2,000 par due 11/2018)	10.25% (Base Rate + 7.00%/Q)	11/16/2012	2,000	2,000	(2)(20)
		Senior secured loan ($54,182 par due 11/2018)	9.25% (Libor + 8.00%/Q)	11/16/2012	54,182	54,182	(2)(20)
					56,182	56,182
CCS Group Holdings, LLC	Correctional facility healthcare operator	Class A units (601,937 units)		8/19/2010	602	1,205	(2)
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings LLC(6)	Healthcare analysis services	Senior secured loan ($7,565 par due 3/2017)	7.75% (Libor + 6.50%/Q)	3/15/2011	7,565	7,263	(2)(20)
		Senior secured loan ($7,172 par due 3/2017)	7.75% (Libor + 6.50%/Q)	3/15/2011	7,172	6,885	(3)(20)
		Class A common stock (9,679 shares)		6/15/2007	4,000	4,772	(2)
		Class C common stock (1,546 shares)		6/15/2007	—	1,316	(2)
					18,737	20,236
INC Research, Inc.	Pharmaceutical and biotechnology consulting services	Common stock (1,410,000 shares)		9/27/2010	1,512	929	(2)
Intermedix Corporation	Revenue cycle management provider to the emergency healthcare industry	Junior secured loan ($112,000 par due 6/2019)	10.25% (Libor + 9.00%/Q)	12/27/2012	112,000	112,000	(2)(20)
Magnacare Holdings, Inc., Magnacare Administrative Services, LLC, and Magnacare, LLC	Healthcare professional provider	Senior secured loan ($15,298 par due 3/2018)	9.75% (Libor + 8.75%/Q)	9/15/2010	15,298	15,298	(2)(20)
		Senior secured loan ($42,846 par due 3/2018)	9.75% (Libor + 8.75%/Q)	9/15/2010	42,846	42,846	(3)(20)
		Senior secured loan ($4,869 par due 3/2018)	9.75% (Libor + 8.75%/Q)	9/15/2010	4,869	4,869	(4)(20)
		Senior secured loan ($55,307 par due 3/2018)	9.75% (Libor + 8.75%/Q)	3/16/2012	55,307	55,307	(2)(20)
		Senior secured loan ($15,579 par due 3/2018)	9.75% (Libor + 8.75%/Q)	3/16/2012	15,579	15,579	(3)(20)
					133,899	133,899
MW Dental Holding Corp.	Dental services	Senior secured revolving loan ($3,000 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	3,000	3,000	(2)(20)
		Senior secured loan ($55,034 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	55,034	55,034	(2)(20)
		Senior secured loan ($49,253 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	49,253	49,253	(3)(20)
		Senior secured loan ($9,900 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	9,900	9,900	(4)(20)
					117,187	117,187

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Napa Management Services Corporation	Anesthesia management services provider	Senior secured revolving loan ($5,250 par due 4/2016)	7.50% (Libor + 6.00%/M)	4/15/2011	5,250	5,250	(2)(20)
		Senior secured loan ($9,062 par due 4/2016)	7.50% (Libor + 6.00%/Q)	4/15/2011	8,984	9,062	(2)(20)
		Senior secured loan ($28,125 par due 4/2016)	7.50% (Libor + 6.00%/Q)	4/15/2011	28,125	28,125	(3)(20)
		Common units (5,000 units)		4/15/2011	5,000	6,169	(2)
					47,359	48,606
Netsmart Technologies, Inc. and NS Holdings, Inc.	Healthcare technology provider	Senior secured loan ($40,095 par due 12/2017)	7.25% (Libor + 6.00%/Q)	12/18/2012	40,095	40,095	(2)(17)(20)
		Common stock (2,500,000 shares)		6/21/2010	2,500	2,611	(2)
					42,595	42,706
OnCURE Medical Corp.	Radiation oncology care provider	Common stock (857,143 shares)		8/18/2006	3,000	—	(2)
Passport Health Communications, Inc., Passport Holding Corp. and Prism Holding Corp.	Healthcare technology provider	Series A preferred stock (1,594,457 shares)		7/30/2008	11,156	11,448	(2)
		Common stock (16,106 shares)		7/30/2008	100	—	(2)
					11,256	11,448
PG Mergersub, Inc. and PGA Holdings, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Junior secured loan ($45,000 par due 10/2018)	8.25% (Libor + 7.00%/Q)	4/19/2012	45,000	45,000	(2)(20)
		Preferred stock (333 shares)		3/12/2008	125	14	(2)
		Common stock (16,667 shares)		3/12/2008	167	697	(2)
					45,292	45,711
RCHP, Inc.	Operator of general acute care hospitals	Junior secured loan ($15,000 par due 5/2019)	11.50% (Libor + 10.00%/S)	11/4/2011	15,000	15,000	(2)(20)
		Junior secured loan ($50,000 par due 5/2019)	11.50% (Libor + 10.00%/S)	11/4/2011	50,000	50,000	(3)(20)
					65,000	65,000
Reed Group, Ltd.	Medical disability management services provider	Equity interests		4/1/2010	—	435	(2)
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	Senior secured loan ($6,000 par due 7/2015)	11.00%	6/28/2012	5,968	6,000	(2)
		Warrants to purchase up to 99,094 shares of Series C preferred stock		6/28/2012	38	29	(2)
					6,006	6,029
Sage Products Holdings III, LLC	Patient infection control and preventive care solutions provider	Junior secured loan ($75,000 par due 6/2020)	9.25% (Libor + 8.00%/Q)	12/13/2012	75,000	75,000	(2)(20)
Soteria Imaging Services, LLC(6)	Outpatient medical imaging provider	Junior secured loan ($2,521 par due 11/2010)		4/1/2010	2,050	843	(2)(19)
		Preferred member units (1,823,179 units)		4/1/2010	—	—
					2,050	843
SurgiQuest, Inc.	Medical device manufacturer	Senior secured loan ($7,000 par due 10/2016)	10.00%	9/28/2012	6,801	7,000	(2)
		Warrants to purchase up to 54,672 shares of Series D-4 convertible preferred stock		9/28/2012	—	—	(2)
					6,801	7,000
U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	Senior secured loan ($15,000 par due 12/2018)	6.50% (Libor + 5.50%/Q)	12/27/2012	15,000	15,000	(2)(20)
Vantage Oncology, Inc.	Radiation oncology care provider	Common stock (62,157 shares)		2/3/2011	4,670	2,616	(2)
					764,148	762,032		19.11%
Education
American Academy Holdings, LLC	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	Senior secured loan ($541 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	541	541	(2)(20)
		Senior secured loan ($10,357 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	10,357	10,357	(2)(20)
		Senior secured loan ($60,904 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	60,904	60,904	(3)(20)
		Senior secured loan ($4,782 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	4,782	4,782	(4)(20)
					76,584	76,584

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Campus Management Corp. and Campus Management Acquisition Corp.(6)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10,520	6,589	(2)
Community Education Centers, Inc.	Offender re-entry and in-prison treatment services provider	Senior secured loan ($15,000 par due 12/2014)	6.25% (Libor + 5.25%/Q)	12/10/2010	15,000	15,000	(2)(15)(20)
		Senior secured loan ($714 par due 12/2014)	7.50% (Base Rate + 4.25%/Q)	12/10/2010	714	714	(2)(15)(20)
		Junior secured loan ($33,150 par due 12/2015)	15.33% (Li bor + 8.50% Cash, 6.50% PIK/Q)	12/10/2010	33,150	29,837	(2)
		Junior secured loan ($9,978 par due 12/2015)	15.31% (Li bor + 8.50% Cash, 6.50% PIK/Q)	12/10/2010	9,978	8,980	(2)
		Warrants to purchase up to 654,618 shares		12/13/2010	—	—	(2)
					58,842	54,531
eInstruction Corporation	Developer, manufacturer and retailer of educational products	Junior secured loan ($17,000 par due 7/2014)		4/1/2010	15,257	—	(2)(19)
		Senior subordinated loan ($31,997 par due 1/2015)		4/1/2010	24,151	—	(2)(19)
		Common stock (2,406 shares)		4/1/2010	926	—	(2)
					40,334	—
ELC Acquisition Corp., ELC Holdings Corporation, and Excelligence Learning Corporation(6)	Developer, manufacturer and retailer of educational products	Preferred stock (99,492 shares)	12.00% PIK	8/1/2011	10,492	11,766	(2)
		Common stock (50,800 shares)		8/1/2011	51	2,789	(2)
					10,543	14,555
Infilaw Holding, LLC	Operator of three for-profit law schools	Senior secured loan ($1 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	1	1	(2)(20)
		Senior secured loan ($19,157 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	19,157	19,157	(3)(20)
		Series A preferred units (124,890 units)	9.50% (Libor + 8.50%/Q)	8/25/2011	124,890	124,890	(2)(20)
		Series B preferred stock (3.91 units)		10/19/2012	9,245	9,524	(2)
					153,293	153,572
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	Series B preferred stock (1,750,000 shares)		8/5/2010	5,000	7,143	(2)
		Series C preferred stock (2,512,586 shares)		6/7/2010	689	159	(2)
		Common stock (20 shares)		6/7/2010	—	—	(2)
					5,689	7,302
Lakeland Tours, LLC	Educational travel provider	Senior secured loan ($58,826 par due 12/2016)	9.25% (Libor + 8.25%/Q)	10/4/2011	58,670	58,826	(14)(20)
		Senior secured loan ($1,793 par due 12/2016)	5.25% (Libor + 4.25%/Q)	10/4/2011	1,789	1,793	(2)(20)
		Senior secured loan ($40,362 par due 12/2016)	9.25% (Libor + 8.25%/Q)	10/4/2011	40,255	40,362	(3)(14)(20)
		Senior secured loan ($8,967 par due 12/2016)	5.25% (Libor + 4.25%/Q)	10/4/2011	8,943	8,967	(3)(20)
		Common stock (5,000 shares)		10/4/2011	5,000	4,555	(2)
					114,657	114,503
R3 Education, Inc. and EIC Acquisitions Corp.	Medical school operator	Preferred stock (8,800 shares)		7/30/2008	2,200	1,936	(2)
		Common membership interest (26.27% interest)		9/21/2007	15,800	29,829	(2)
		Warrants to purchase up to 27,890 shares		12/8/2009	—	—	(2)
					18,000	31,765
					488,462	459,401		11.52%
Financial Services
AllBridge Financial, LLC(7)	Asset management services	Equity interests		4/1/2010	5,675	7,814
Callidus Capital Corporation(7)	Asset management services	Common stock (100 shares)		4/1/2010	3,000	1,718
Ciena Capital LLC(7)	Real estate and small business loan servicer	Senior secured revolving loan ($14,000 par due 12/2014)	6.00%	11/29/2010	14,000	14,000	(2)
		Senior secured loan ($32,000 par due 12/2016)	12.00%	11/29/2010	32,000	32,000	(2)
		Equity interests		11/29/2010	53,374	18,616	(2)
					99,374	64,616
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28,000 par due 5/2018)	12.75%	5/10/2012	28,000	28,000	(2)

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Cook Inlet Alternative Risk, LLC	Risk management services	Senior subordinated loan ($2,750 par due 9/2015)	9.00%	9/30/2011	2,750	2,750	(2)
Financial Pacific Company	Commercial finance leasing	Preferred stock (6,500 shares)	8.00% PIK	10/13/2010	3,733	13,687
		Common stock (650,000 shares)		10/13/2010	—	—
					3,733	13,687
Gordian Acquisition Corporation	Financial services firm	Common stock (526 shares)		11/30/2012	—	—
Imperial Capital Group LLC	Investment services	Class A common units (7,710 units)		5/10/2007	14,997	18,954	(2)
		2006 Class B common units (2,526 units)		5/10/2007	3	4	(2)
		2007 Class B common units (315 units)		5/10/2007	—	1	(2)
					15,000	18,959
Ivy Hill Asset Management, L.P.(7)(9)	Asset management services	Member interest (100.00% interest)		6/15/2009	170,961	294,258
					328,493	431,802		10.83%
Restaurants and Food Services
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($1,468 par due 11/2013)	6.50% (Libor + 3.50%/Q)	11/27/2006	1,468	1,468	(2)(20)
		Senior secured revolving loan ($200 par due 11/2013)	6.50% (Base Rate + 2.50%/Q)	11/27/2006	200	200	(2)(20)
		Senior secured loan ($9,200 par due 11/2014)	12.50% (Libor + 9.50%/Q)	11/27/2006	9,200	9,200	(2)(20)
		Senior secured loan ($11,034 par due 11/2014)	12.50% (Libor + 9.50%/Q)	11/27/2006	11,037	11,034	(3)(20)
		Promissory note ($14,897,360 par due 11/2016)	12.00% PIK	11/27/2006	16,001	18,719	(2)
		Warrants to purchase up to 0.61 shares		6/1/2006	—	5,496	(2)
					37,906	46,117
Benihana, Inc.	Restaurant owner and operator	Senior secured revolving loan ($431 par due 8/2017)	9.25% (Libor + 8.00%/M)	8/21/2012	431	431	(2)(20)
		Senior secured loan ($21,769 par due 2/2018)	9.25% (Libor + 8.00%/Q)	8/21/2012	21,769	21,769	(2)(20)
		Senior secured loan ($10,000 par due 2/2018)	9.25% (Libor + 8.00%/Q)	8/21/2012	10,000	10,000	(4)(20)
					32,200	32,200
Hojeij Branded Foods, Inc.	Airport restaurant operator	Senior secured revolving loan ($1,900 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	1,900	1,900	(2)(20)
		Senior secured loan ($22,600 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	22,025	22,600	(2)(20)
		Warrants to purchase up to 7.5% of membership interest		2/15/2012	—	132	(2)
		Warrants to purchase up to 324 shares of Class A common stock		2/15/2012	669	1,899	(2)
					24,594	26,531
Orion Foods, LLC (fka Hot Stuff Foods, LLC)(7)	Convenience food service retailer	Senior secured revolving loan ($7,800 par due 9/2014)	10.75% (Base Rate + 7.50%/M)	4/1/2010	7,800	7,800	(2)(20)
		Senior secured loan ($33,477 par due 9/2014)	10.00% (Libor + 8.50%/Q)	4/1/2010	33,477	33,477	(3)(20)
		Junior secured loan ($37,552 par due 9/2014)		4/1/2010	23,695	17,807	(2)(19)
		Preferred units (10,000 units)		10/28/2010	—	—	(2)
		Class A common units (25,001 units)		4/1/2010	—	—	(2)
		Class B common units (1,122,452 units)		4/1/2010	—	—	(2)
					64,972	59,084
OTG Management, LLC	Airport restaurant operator	Senior secured loan ($25,000 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	25,000	25,000	(2)(20)
		Common units (3,000,000 units)		1/5/2011	3,000	2,042	(2)
		Warrants to purchase up to 7.73% of common units		6/19/2008	100	4,334	(2)
					28,100	31,376
Performance Food Group, Inc. and Wellspring Distribution Corp.	Food service distributor	Junior secured loan ($50,000 par due 5/2015)	11.00%	5/30/2012	50,000	50,000	(2)
		Junior secured loan ($50,250 par due 5/2015)	11.00%	5/23/2008	49,529	50,250	(2)
		Junior secured loan ($50,000 par due 5/2015)	11.00%	5/23/2008	49,705	50,000	(3)
		Class A non-voting common		5/3/2008	7,500	6,732	(2)

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		stock (1,366,120 shares)
					156,734	156,982
Restaurant Holding Company, LLC	Fast food restaurant operator	Senior secured loan ($61,333 par due 2/2017)	9.00% (Libor + 7.50%/M)	2/17/2012	60,280	61,333	(3)(20)
		Senior secured loan ($9,436 par due 2/2017)	9.00% (Libor + 7.50%/M)	2/17/2012	9,272	9,436	(4)(20)
					69,552	70,769
S.B. Restaurant Company	Restaurant owner and operator	Preferred stock (46,690 shares)		4/1/2010	—	—	(2)
		Warrants to purchase up to 257,429 shares of common stock		4/1/2010	—	—	(2)
					—	—
					414,058	423,059		10.61%
Services—Other
Capital Investments and Ventures Corp.	SCUBA diver training and certification provider	Senior secured loan ($64,837 par due 8/2018)	8.50% (Libor + 7.25%/Q)	8/9/2012	64,837	64,837	(2)(20)
		Senior secured loan ($9,975 par due 8/2018)	8.50% (Libor + 7.25%/Q)	8/9/2012	9,975	9,975	(4)(20)
					74,812	74,812
Competitor Group, Inc. and Calera XVI, LLC	Endurance sports media and event operator	Senior secured revolving loan ($2,850 par due 11/2018)	10.00% (Base Rate + 6.75%/Q)	11/30/2012	2,850	2,850	(2)(20)
		Senior secured revolving loan ($900 par due 11/2018)	9.00% (Libor + 7.75%/Q)	11/30/2012	900	900	(2)(20)
		Senior secured loan ($54,500 par due 11/2018)	9.00% (Libor + 7.75%/Q)	11/30/2012	54,500	54,500	(2)(20)
		Membership units (2,500,000 units)		11/30/2012	2,500	2,500	(2)(9)
					60,750	60,750
Massage Envy, LLC	Franchiser in the massage industry	Senior secured loan ($80,494 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	80,494	80,494	(2)(20)
		Common stock (3,000,000 shares)		9/27/2012	3,000	3,000	(2)
					83,494	83,494
McKenzie Sports Products, LLC	Designer, manufacturer and distributor of taxidermy forms and supplies	Senior secured loan ($11,833 par due 3/2017)	7.00% (Libor + 5.50%/M)	3/30/2012	11,833	11,833	(2)(20)
		Senior secured loan ($28 par due 3/2017)	7.75% (Base Rate + 4.50%/M)	3/30/2012	28	28	(2)(20)
		Senior secured loan ($9,902 par due 3/2017)	7.00% (Libor + 5.50%/M)	3/30/2012	9,902	9,902	(4)(20)
		Senior secured loan ($23 par due 3/2017)	7.75% (Base Rate + 4.50%/M)	3/30/2012	23	23	(4)(20)
					21,786	21,786
The Dwyer Group(6)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($25,400 par due 6/2018)	12.00% Cash, 1.50% PIK	12/22/2010	25,400	25,400	(2)
		Series A preferred units (13,292,377 units)	8.00% PIK	12/22/2010	6,337	13,962	(2)
					31,737	39,362
Wash Multifamily Laundry Systems, LLC (fka Web Services Company, LLC)	Laundry service and equipment provider	Senior secured loan ($27,172 par due 8/2014)	7.00% (Base Rate + 3.75%/Q)	6/26/2012	27,091	27,172	(2)(20)
		Junior secured loan ($40,000 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	40,000	40,000	(2)(20)
		Junior secured loan ($50,000 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	50,000	50,000	(3)(20)
					117,091	117,172
					389,670	397,376		9.96%
Business Services
Access CIG, LLC	Records and information management services provider	Senior secured loan ($1,000 par due 10/2017)	7.00% (Libor + 5.75%/Q)	10/5/2012	1,000	1,000	(2)(20)
Cast & Crew Payroll, LLC and Centerstage Co-Investors, L.L.C.(6)	Payroll and accounting services provider to the entertainment industry	Senior secured loan ($100,000 par due 12/2017)	7.50% (Libor + 6.50%/Q)	12/24/2012	100,000	100,000	(2)(20)
		Class A membership units (2,500,000 units)		12/24/2012	2,500	2,500	(2)
		Class B membership units (2,500,000 units)		12/24/2012	2,500	2,500	(2)
					105,000	105,000
CIBT Investment Holdings, LLC	Expedited travel document processing services	Class A shares (2,500 shares)		12/15/2011	2,500	3,543	(2)
CitiPostal Inc.(7)	Document storage and management services	Senior secured revolving loan ($1,000 par due 12/2013)	6.75% (Base Rate + 3.25%/Q)	4/1/2010	1,000	1,000	(2)(20)
		Senior secured loan ($523 par due 12/2013)	8.50% Cash, 5.50% PIK	4/1/2010	523	523	(2)
		Senior secured loan ($53,561	8.50% Cash, 5.50% PIK	4/1/2010	53,561	53,561	(3)

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		par due 12/2013)
		Senior subordinated loan ($17,224 par due 12/2015)		4/1/2010	13,038	1,556	(2)(19)
		Common stock (37,024 shares)		4/1/2010	—	—
					68,122	56,640
Command Alkon, Inc.	Software solutions provider to the ready-mix concrete industry	Junior secured loan ($39,130 par due 3/2018)	9.75% (Libor + 8.50%/Q)	9/28/2012	39,130	39,130	(2)(20)
Cornerstone Records Management, LLC	Physical records storage and management service provider	Senior secured loan ($18,460 par due 8/2016)	10.50% (Libor + 9.00%/Q)	8/12/2011	18,460	17,722	(2)(20)
HCP Acquisition Holdings, LLC(7)	Healthcare compliance advisory services	Class A units (12,287,082 units)		6/26/2008	12,347	—	(2)
IfByPhone Inc.	Voice-based marketing automation software provider	Senior secured loan ($2,000 par due 11/2015)	11.00%	10/15/2012	1,917	2,000	(2)
		Senior secured loan ($1,000 par due 1/2016)	11.00%	10/15/2012	1,000	1,000	(2)
		Warrant to purchase up to 124,300 shares of Series C preferred stock		10/15/2012	88	88	(2)
					3,005	3,088
Impact Innovations Group, LLC	IT consulting and outsourcing services	Member interest (50.00% interest)		4/1/2010	—	200
Investor Group Services, LLC(6)	Business consulting for private equity and corporate clients	Limited liability company membership interest (10.00% interest)		6/22/2006	—	711
Itel Laboratories, Inc.	Data services provider for building materials to property insurance industry	Senior secured loan ($12,263 par due 6/2018)	6.25% (Libor + 5.00%/Q)	6/29/2012	12,263	12,263	(2)(20)
		Preferred units (1,798,391 units)		6/29/2012	1,000	1,093	(2)
					13,263	13,356
Multi-Ad Services, Inc.(6)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	788	2,037
		Common units (1,725,280 units)		4/1/2010	—	—
					788	2,037
MVL Group, Inc.(7)	Marketing research provider	Senior secured revolving loan ($806 par due 6/2012)	4.94% (Libor + 4.50%/Q)	6/28/2012	806	806	(2)
		Senior subordinated loan ($36,766 par due 7/2012)		4/1/2010	34,636	5,330	(2)(19)
		Junior subordinated loan ($185 par due 7/2012)		4/1/2010	—	—	(2)(19)
		Common stock (560,716 shares)		4/1/2010	—	—	(2)
					35,442	6,136
Performant Financial Corporation	Collections services	Common stock (772,130 shares)		4/1/2010	1,191	7,799	(2)
		Common stock (207,912 shares)		2/5/2005	241	2,100	(2)
					1,432	9,899
Pillar Processing LLC and PHL Holding Co.(6)	Mortgage services	Senior secured loan ($7,033 par due 11/2018)		7/31/2008	6,709	7,033	(2)(19)
		Senior secured loan ($7,375 par due 5/2019)		11/20/2007	6,661	522	(2)(19)
		Class A common stock (576 shares)		7/31/2012	3,768	—	(2)
					17,138	7,555
Powersport Auctioneer Holdings, LLC	Powersport vehicle auction operator	Common units (1,972 units)		3/2/2012	1,000	736	(2)
Prommis Holdings, LLC	Bankruptcy and foreclosure processing services	Class B common units (1,727 units)		6/12/2012	—	—	(2)
Promo Works, LLC	Marketing services	Senior secured loan ($8,655 par due 12/2013)		4/1/2010	3,249	2,042	(2)(19)
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	137	(2)
Strident Holding, Inc.	Recovery audit services provider to commercial and governmental healthcare payors	Senior secured loan ($7,935 par due 7/2018)	6.50% (Libor + 5.25%/Q)	7/26/2012	7,935	7,935	(2)(20)
		Senior secured loan ($9,975 par due 7/2018)	6.50% (Libor + 5.25%/Q)	7/26/2012	9,975	9,975	(4)(20)
					17,910	17,910
Summit Business Media Parent Holding Company LLC	Business media consulting services	Limited liability company membership interest (45.98% interest)		5/20/2011	—	873	(2)
TOA Technologies, Inc.	Cloud based, mobile workforce management applications provider	Senior secured loan ($13,000 par due 10/2016)	10.25%	10/31/2012	12,415	12,480	(2)

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrant to purchase up to 2,509,770 shares of Series D preferred stock		10/31/2012	605	617	(2)
					13,020	13,097
Tradesmen International, Inc.	Construction labor support	Warrants to purchase up to 771,036 shares		4/1/2010	—	10,150
Tripwire, Inc.	IT security software provider	Senior secured loan ($50,000 par due 5/2018)	6.00% (Libor + 4.75%/Q)	5/23/2011	50,000	50,000	(3)(20)
		Senior secured loan ($10,000 par due 5/2018)	6.00% (Libor + 4.75%/Q)	5/23/2011	10,000	10,000	(4)(20)
		Class A common stock (2,970 shares)		5/23/2011	2,970	6,941	(2)
		Class B common stock (2,655,638 shares)		5/23/2011	30	70	(2)
					63,000	67,011
Venturehouse-Cibernet Investors, LLC	Financial settlement services for intercarrier wireless roaming	Equity interest		4/1/2010	—	—	(2)
VSS-Tranzact Holdings, LLC(6)	Management consulting services	Common membership interest (5.98% interest)		10/26/2007	10,204	3,652
					426,260	381,625		9.57%
Containers—Packaging
ICSH, Inc.	Industrial container manufacturer, reconditioner and servicer	Senior secured loan ($22,569 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	22,569	22,569	(2)(20)
		Senior secured loan ($3,750 par due 8/2016)	9.25% (Base Rate + 6.00%/Q)	8/31/2011	3,750	3,750	(2)(20)
		Senior secured loan ($24,217 par due 8/2016)	8.04% (Libor + 7.00%/Q)	8/31/2011	24,217	24,217	(2)(20)
		Senior secured loan ($67,961 par due 8/2016)	8.04% (Libor + 7.00%/Q)	8/31/2011	67,961	67,961	(3)(20)
		Senior secured loan ($353 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	353	353	(3)(20)
		Senior secured loan ($14,795 par due 8/2016)	8.04% (Libor + 7.00%/Q)	8/31/2011	14,795	14,795	(4)(20)
		Senior secured loan ($77 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	77	77	(4)(20)
					133,722	133,722
Microstar Logistics LLC, Microstar Global Asset Management LLC and MStar Holding Corporation	Keg management solutions provider	Junior secured loan ($165,000 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	165,000	165,000	(2)(20)
		Common Stock (50,000 shares)		12/14/2012	5,000	5,000	(2)
					170,000	170,000
Pregis Corporation, Pregis Intellipack Corp. and Pregis Innovative Packaging Inc.	Provider of highly-customized, tailored protective packaging solutions	Senior secured loan ($3 par due 3/2017)	8.50% (Base Rate + 5.25%/Q)	4/25/2012	3	3	(2)(20)
		Senior secured loan ($992 par due 3/2017)	7.75% (Libor + 6.25%/Q)	4/25/2012	992	992	(2)(20)
					995	995
					304,717	304,717		7.64%
Consumer Products—Non-durable
Gilchrist & Soames, Inc.	Personal care manufacturer	Senior secured revolving loan ($9,200 par due 10/2013)	6.25% (Libor + 5.00%/M)	4/1/2010	9,200	9,200	(2)(20)
		Senior secured loan ($21,941 par due 10/2013)	13.44%	4/1/2010	21,710	20,847	(2)
					30,910	30,047
Implus Footcare, LLC	Provider of footwear and other accessories	Preferred stock (455 shares)	6.00% PIK	10/31/2011	4,873	4,873	(2)
		Common stock (455 shares)		10/31/2011	455	196	(2)
					5,328	5,069
Insight Pharmaceuticals Corporation(6)	OTC drug products manufactuer	Junior secured loan ($19,310 par due 8/2017)	13.25% (Libor + 11.75%/Q)	8/26/2011	19,136	19,310	(3)(20)
		Class A common stock (155,000 shares)		8/26/2011	6,035	8,277	(2)
		Class B common stock (155,000 shares)		8/26/2011	6,035	8,277	(2)
					31,206	35,864
Matrixx Initiatives, Inc. and Wonder Holdings Acquisition Corp.	Developer and marketer of over-the-counter healthcare products	Senior secured revolving loan ($9,500 par due 6/2016)	13.00% (Libor + 12.00%/M)	6/30/2011	9,500	8,550	(2)(20)
		Senior secured loan ($38,781 par due 6/2016)	13.00% (Libor + 12.00%/Q)	6/30/2011	38,581	34,903	(3)(20)
		Warrants to purchase up to 1,654,678 shares of common		7/27/2011	—	—	(2)

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		stock
		Warrants to purchase up to 1,489 shares of preferred stock		7/27/2011	—	—	(2)
					48,081	43,453
Oak Parent, Inc.	Manufacturer of athletic apparel	Senior secured loan ($41,299 par due 4/2018)	8.00% (Libor + 7.00%/Q)	4/2/2012	41,125	41,299	(2)(20)
		Senior secured loan ($9,428 par due 4/2018)	8.00% (Libor + 7.00%/Q)	4/2/2012	9,388	9,428	(4)(20)
					50,513	50,727
PG-ACP Co-Invest, LLC	Supplier of medical uniforms, specialized medical footwear and accessories	Class A membership units (1,000,0000 units)		8/29/2012	1,000	1,293	(2)
The Step2 Company, LLC	Toy manufacturer	Junior secured loan ($27,000 par due 4/2015)	10.00%	4/1/2010	26,092	27,000	(2)
		Junior secured loan ($32,814 par due 4/2015)	10.00% Cash, 6.00% PIK	4/1/2010	31,859	28,876	(2)
		Common units (1,116,879 units)		4/1/2010	24	94
		Warrants to purchase up to 3,157,895 units		4/1/2010	—	269
					57,975	56,239
The Thymes, LLC(7)	Cosmetic products manufacturer	Preferred units (6,283 units)	8.00% PIK	6/21/2007	5,631	5,244
		Common units (5,400 units)		6/21/2007	—	3,138
					5,631	8,382
Woodstream Corporation	Pet products manufacturer	Senior secured loan ($3,000 par due 8/2014)	6.50% (Libor + 5.00%/Q)	4/18/2012	3,000	3,000	(2)(20)
		Senior secured loan ($15,000 par due 8/2014)	6.50% (Libor + 5.00%/Q)	4/18/2012	15,000	15,000	(4)(20)
		Senior subordinated loan ($45,000 par due 2/2015)	12.00%	1/22/2010	41,637	45,000	(2)
		Common stock (4,254 shares)		1/22/2010	1,222	2,999	(2)
					60,859	65,999
					291,503	297,073		7.45%
Energy
Centinela Funding, LLC	Solar power generation facility developer and operator	Senior secured loan ($45,000 par due 11/2020)	10.00% (Libor + 8.75%/Q)	11/14/2012	45,000	45,000	(2)(20)
EquiPower Resources Holdings, LLC	Gas-fired power generation facilities operator	Junior secured loan ($22,500 par due 6/2019)	10.00% (Libor + 8.50%/Q)	6/27/2012	22,073	22,500	(2)(20)
La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Junior secured loan ($59,000 par due 8/2018)	10.25% (Libor + 8.75%/Q)	8/9/2011	57,908	56,640	(2)(20)
Panda Sherman Power, LLC	Developer and operator of a gas turbine power plant	Senior secured loan ($32,500 par due 9/2018)	9.00% (Libor + 7.50%/Q)	9/14/2012	32,500	32,500	(2)(20)
Panda Temple Power, LLC	Developer and operator of a gas turbine power plant	Senior secured loan ($60,000 par due 7/2018)	11.50% (Libor + 10.00%/Q)	7/17/2012	58,157	60,000	(2)(20)
					215,638	216,640		5.43%
Automotive Services
Driven Holdings, LLC	Automotive aftermarket car care franchisor	Preferred stock (247,500 units)		12/16/2011	2,475	2,688	(2)
		Common stock (25,000 units)		12/16/2011	25	137	(2)
					2,500	2,825
Eckler Industries, Inc.	Restoration parts and accessories provider for classic automobiles	Senior secured revolving loan ($1,300 par due 7/2017)	8.25% (Base Rate + 5.00%/M)	7/12/2012	1,300	1,300	(2)(20)
		Senior secured loan ($52,071 par due 7/2017)	7.25% (Libor + 6.00%/M)	7/12/2012	52,071	52,071	(2)(20)
		Series A preferred stock (1,800 shares)		7/12/2012	1,800	1,871	(2)
		Common stock (20,000 shares)		7/12/2012	200	200	(2)
					55,371	55,442
EcoMotors, Inc.	Engine developer	Senior secured loan ($5,000 par due 7/2016)	10.13%	12/28/2012	4,850	5,000	(2)
		Warrant to purchase up to 321,888 shares of Series C Preferred Stock		12/28/2012	—	84	(2)
					4,850	5,084
Service King Paint & Body, LLC	Collision repair site operators	Senior secured loan ($122,850 par due 8/2017)	8.50% (Libor + 7.25%/Q)	8/20/2012	122,850	122,850	(2)(16)(20)
		Senior secured loan ($9,925 par due 8/2017)	5.50% (Libor + 4.25%/Q)	8/20/2012	9,925	9,925	(2)(20)
		Membership interest		8/20/2012	5,000	6,684	(2)
					137,775	139,459
					200,496	202,810		5.09%
Manufacturing
Cambrios Technologies Corporation	Nanotechnology-based solutions for electronic	Senior secured loan ($4,848 par due 8/2015)	12.00%	8/7/2012	4,848	4,848	(2)

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
	devices and computers
		Warrants to purchase up to 400,000 shares of Series D-4 convertible preferred stock		8/2/2012	—	8	(2)
					4,848	4,856
Component Hardware Group, Inc.	Commercial equipment	Junior secured loan ($3,202 par due 12/2014)	7.00% Cash, 3.00% PIK	8/4/2010	3,202	3,202	(2)
		Senior subordinated loan ($11,142 par due 12/2014)	7.50% Cash, 5.00% PIK	4/1/2010	8,343	11,142	(2)
		Warrants to purchase up to 1,462,500 shares of common stock		8/4/2010	—	7,322	(2)
					11,545	21,666
MWI Holdings, Inc.	Provider of engineered springs, fasteners, and other precision components	Senior secured loan ($38,274 par due 6/2017)	10.00% (Libor + 8.00%/Q)	6/15/2011	38,274	38,274	(2)(20)
		Senior secured loan ($10,000 par due 6/2017)	10.00% (Libor + 8.00%/Q)	6/15/2011	10,000	10,000	(4)(20)
					48,274	48,274
NetShape Technologies, Inc.	Metal precision engineered components	Senior secured revolving loan ($415 par due 2/2013)	3.96% (Libor + 3.75%/M)	4/1/2010	415	373	(2)
Pelican Products, Inc.	Flashlights	Senior secured loan ($7,960 par due 7/2018)	7.00% (Libor + 5.50%/Q)	7/13/2012	7,960	7,960	(4)(20)
		Junior secured loan ($32,000 par due 6/2019)	11.50% (Libor + 10.00%/Q)	7/13/2012	32,000	32,000	(2)(20)
					39,960	39,960
Protective Industries, Inc. dba Caplugs	Plastic protection products	Senior secured revolving loan ($1,633 par due 5/2016)	5.75% (Libor + 4.25%/M)	5/23/2011	1,633	1,633	(2)(20)
		Senior secured loan ($1,500 par due 5/2017)	5.75% (Libor + 4.25%/M)	11/30/2012	1,500	1,500	(2)(20)
		Senior subordinated loan ($695 par due 5/2018)	8.00% Cash, 7.25% PIK	5/23/2011	695	695	(2)
		Preferred stock (2,379,361 shares)		5/23/2011	2,307	4,644	(2)
					6,135	8,472
Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1,000	—	(2)
Sigma International Group, Inc.	Water treatment parts	Junior secured loan ($4,195 par due 4/2014)	10.00% (Libor + 5.00% Cash, 5.00% PIK/Q)	7/8/2011	4,195	4,195	(2)(20)
SSH Environmental Industries, Inc. and SSH Non-Destructive Testing, Inc.	Magnetic sensors and supporting sensor products	Senior secured loan ($11,625 par due 12/2016)	9.00% (Libor + 7.50%/Q)	3/23/2012	11,424	11,625	(2)(20)
					127,796	139,421		3.50%
Aerospace and Defense
ILC Industries, LLC	Designer and manufacturer of protective cases and technically advanced lighting systems	Senior secured loan ($4,925 par due 7/2018)	7.50% (Libor + 6.00%/Q)	7/13/2012	4,838	4,925	(2)(20)
		Senior secured loan ($19,950 par due 7/2018)	7.50% (Libor + 6.00%/Q)	7/13/2012	19,574	19,950	(4)(20)
					24,412	24,875
PRV Aerospace, LLC	Aerospace precision components manufacturer	Senior secured loan ($1,136 par due 5/2018)	6.50% (Libor + 5.25%/Q)	5/15/2012	1,130	1,136	(2)(20)
		Senior secured loan ($8,460 par due 5/2018)	6.50% (Libor + 5.25%/Q)	5/15/2012	8,383	8,460	(4)(20)
		Junior secured loan ($80,000 par due 5/2019)	10.50% (Libor + 9.25%/Q)	5/10/2012	80,000	80,000	(2)(20)
					89,513	89,596
Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	103	103	(2)
		Common stock (1,885,195 shares)		1/17/2008	2,291	2,346	(2)
					2,394	2,449
					116,319	116,920		2.93%
Telecommunications
American Broadband Communications, LLC, American Broadband Holding Company, Cameron Holdings of NC, Inc., and Dialog Telecom LLC	Broadband communication services	Senior secured loan ($7,666 par due 9/2013)	7.50% (Libor + 5.50%/Q)	9/1/2010	7,666	7,666	(2)(20)
		Senior secured loan ($16,476 par due 12/2013)	12.00% (Libor + 11.50%/Q)	6/20/2011	16,476	16,476	(2)(20)
		Senior subordinated loan ($10,741 par due 11/2014)	12.00% Cash, 2.00% PIK	9/1/2010	10,741	10,312	(2)
		Senior subordinated loan	12.00% Cash, 2.00%	11/7/2007	34,104	32,740	(3)

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		($34,104 par due 11/2014)	PIK
		Senior subordinated loan ($23,513 par due 11/2014)	10.00% Cash, 4.00% PIK	11/7/2007	23,513	22,574	(2)
		Warrants to purchase up to 378 shares		11/7/2007	—	2,533
		Warrants to purchase up to 200 shares		9/1/2010	—	1,340	(2)
					92,500	93,641
Startec Equity, LLC(7)	Communication services	Member interest		4/1/2010	—	—
					92,500	93,641		2.35%
Consumer Products—Durable
Bushnell Inc.	Sports optics manufacturer	Junior secured loan ($48,825 par due 2/2016)	9.00% (Libor + 7.50%/Q)	4/1/2010	44,000	48,338	(2)(20)
		Junior secured loan ($43,675 par due 2/2016)	9.50% (Libor + 8.00%/Q)	4/30/2012	43,675	43,675	(2)(20)
					87,675	92,013		2.31%
Oil and Gas
Geotrace Technologies, Inc.	Reservoir processing and development	Warrants to purchase up to 69,978 shares of common stock		4/1/2010	88	—	(2)
		Warrants to purchase up to 210,453 shares of preferred stock		4/1/2010	2,805	1,757	(2)
					2,893	1,757
UL Holding Co., LLC and Universal Lubricants, LLC(6)	Petroleum product manufacturer	Junior secured loan ($4,935 par due 12/2014)	9.19% (Libor + 7.19% Cash, 2.00% PIK/Q)	4/30/2012	4,935	4,935	(2)
		Junior secured loan ($25,413 par due 12/2014)	9.19% (Libor + 7.19% Cash, 2.00% PIK/Q)	4/30/2012	25,413	25,413	(3)
		Junior secured loan ($4,920 par due 12/2014)	12.00% Cash, 2.00% PIK	4/30/2012	4,920	4,920	(2)
		Junior secured loan ($5,078 par due 12/2014)	12.00% Cash, 3.00% PIK	4/30/2012	5,078	5,078	(2)
		Junior secured loan ($18,614 par due 12/2014)	12.00% Cash, 2.00% PIK	4/30/2012	18,614	18,614	(3)
		Class A common units (10,782 units)		6/17/2011	1,512	57	(2)
		Class B-5 common units (599,200 units)		4/25/2008	5,472	226	(2)
		Class B-4 common units (50,000 units)		6/17/2011	500	19	(2)
		Class C common units (618,091 units)		4/25/2008	—	287	(2)
					66,444	59,549
					69,337	61,306		1.54%
Retail
Fulton Holdings Corp.	Airport restaurant operator	Senior secured loan ($40,000 par due 5/2016)	12.50%	5/28/2010	40,000	40,000	(3)(12)
		Common stock (19,672 shares)		5/28/2010	1,967	1,873
					41,967	41,873
Things Remembered Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($14,962 par due 5/2018)	8.00% (Libor + 6.50%/Q)	5/24/2012	14,962	14,962	(4)(20)
					56,929	56,835		1.43%
Printing, Publishing and Media
Batanga, Inc.	Independent digital media company	Senior secured loan ($5,500 par due 10/2016)	9.60%	10/31/2012	5,500	5,594	(2)(18)
Earthcolor Group, LLC	Printing management services	Limited liability company interests (9.30%)		5/18/2012	—	—
National Print Group, Inc.	Printing management services	Senior secured revolving loan ($913 par due 10/2013)	9.00% (Libor + 6.00%/Q)	3/2/2006	913	895	(2)(20)
		Senior secured revolving loan ($1,038 par due 10/2013)	9.00% (Base Rate + 5.00%/M)	3/2/2006	1,038	1,017	(2)(20)
		Senior secured loan ($6,903 par due 10/2013)	10.00% (Libor + 9.00% Cash, 1.00% PIK/Q)	3/2/2006	6,631	6,834	(2)(20)
		Senior secured loan ($331 par due 10/2013)	10.00% (Base Rate + 9.00% Cash, 1.00% PIK/Q)	3/2/2006	318	327	(2)(20)
		Preferred stock (9,344 shares)		3/2/2006	2,000	—	(2)
					10,900	9,073
The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	Senior secured loan ($21,319 par due 3/2017)	9.00% (Libor + 7.50%/Q)	9/29/2006	21,319	21,319	(2)(20)
		Senior secured loan ($9,902 par due 3/2017)	9.00% (Libor + 7.50%/Q)	9/29/2006	9,902	9,902	(4)(20)

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Preferred stock (10,663 shares)		9/29/2006	1,066	3,225	(2)
		Common stock (15,393 shares)		9/29/2006	3	8	(2)
					32,290	34,454
					48,690	49,121		1.23%
Environmental Services
AWTP, LLC(7)	Water treatment services	Junior secured loan ($4,212 par due 6/2015)	10.00%	4/18/2011	4,212	4,212	(2)
		Junior secured loan ($6,121 par due 6/2015)	15.00% PIK	4/18/2011	6,121	6,121	(2)
		Membership interests (90% interest)		4/18/2011	—	4,580	(2)
					10,333	14,913
RE Community Holdings II, Inc. and Pegasus Community Energy, LLC.	Operator of municipal recycling facilities	Preferred stock (1,000 shares)		3/1/2011	8,839	1,487	(2)
Waste Pro USA, Inc	Waste management services	Preferred Class A common equity (611,615 shares)		11/9/2006	12,263	24,219	(2)
					31,435	40,619		1.02%
Transportation
PODS Funding Corp.	Storage and warehousing	Junior subordinated loan ($40,228 par due 5/2017)	12.75% Cash, 2.75% PIK	11/29/2011	40,228	40,228	(2)
United Road Towing, Inc.	Towing company	Warrants to purchase up to 607 shares		4/1/2010	—	—
					40,228	40,228		1.01%
Commercial Real Estate Finance
10th Street, LLC(6)	Real estate holding company	Senior subordinated loan ($25,208 par due 11/2014)	8.93% Cash, 4.07% PIK	4/1/2010	25,208	25,208	(2)
		Member interest (10.00% interest)		4/1/2010	594	—
		Option (25,000 units)		4/1/2010	25	501
					25,827	25,709
American Commercial Coatings, Inc.	Real estate property	Commercial mortgage loan ($2,505 par due 12/2025)		4/1/2010	926	2,061	(19)
Cleveland East Equity, LLC	Hotel operator	Real estate equity interests		4/1/2010	1,026	3,639
Commons R-3, LLC	Real estate developer	Real estate equity interests		4/1/2010	—	—
Crescent Hotels & Resorts, LLC and affiliates(7)	Hotel operator	Senior subordinated loan ($2,236 par due 9/2011)		4/1/2010	—	—	(2)(19)
		Senior subordinated loan ($2,092 par due 6/2017)		4/1/2010	—	—	(2)(19)
		Common equity interest		4/1/2010	—	—
		Limited liability company membership interest (100% interest)		6/19/2012	—	—	(2)
					—	—
Hot Light Brands, Inc.(7)	Real estate holding company	Senior secured loan ($32,957 par due 2/2011)		4/1/2010	1,664	1,128	(2)(19)
		Common stock (93,500 shares)		4/1/2010	—	—	(2)
					1,664	1,128
NPH, Inc.	Hotel property	Real estate equity interests		4/1/2010	5,291	6,123
					34,734	38,660		0.97%
Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	Senior secured loan ($11,500 par due 10/2013)	4.71% (Libor + 4.50%/M)	10/11/2007	11,500	11,500	(2)(13)
CFW Co-Invest, L.P. and NCP Curves, L.P.	Health club franchisor	Limited partnership interest (4,152,165 shares)		7/31/2012	4,152	4,152	(2)
		Limited partnership interest (1,847,835 shares)		7/31/2012	1,848	1,848	(2)
					6,000	6,000
					17,500	17,500		0.43%
Food and Beverage
Apple & Eve, LLC and US Juice Partners, LLC(6)	Juice manufacturer	Senior units (50,000 units)		10/5/2007	5,000	1,398
Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated loan ($8,885 par due 2/2013)	16.00% PIK	2/6/2008	8,885	8,885	(2)
		Preferred stock (6,258 shares)		9/1/2006	2,568	1,617	(2)
					11,453	10,502
Distant Lands Trading Co.	Coffee manufacturer	Class A common stock (1,294 shares)		4/1/2010	980	—	(2)
		Class A-1 common stock (2,157 shares)		4/1/2010	—	—	(2)
					980	—
					17,433	11,900		0.29%

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Wholesale Distribution
BECO Holding Company, Inc.	Wholesale distributor of first response fire protection equipment and related parts	Common stock (25,000 shares)		7/30/2010	2,500	2,457	(2)
					2,500	2,457		0.05%
					$5,823,451	$5,924,555		148.55%

(1)

Other than the Company’s investments listed in footnote 7 below (subject to the limitations set forth therein), the Company does not “Control” any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company’s portfolio company investments, which as of December 31, 2012 represented 149% of the Company’s net assets or 93% of the Company’s total assets, are subject to legal restrictions on sales.

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

(6)

As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” of a portfolio company because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2012 in which the issuer was an Affiliated company (but not a portfolio company that the Company (“Controls”) are as follows:

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

(7)

As defined in the Investment Company Act, the Company is deemed to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the year ended December 31, 2012 in which the issuer was both an Affiliated company and a portfolio company that the Company is deemed to Control are as follows:

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

*

Together with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together, “GE”), the Company co-invests through the Senior Secured Loan Fund LLC d/b/a the “Senior Secured Loan Program” (the “SSLP”). The SSLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and GE (with approval from a representative of each required); therefore, although the Company owns more than 25% of the voting securities of the SSLP, the Company does not believe that it has control over the SSLP (for purposes of the Investment Company Act or otherwise) because, among other things, these “voting securities” do not afford the Company the right to elect directors of the SSLP or any other special rights (see Note 4 to the consolidated financial statements).

(8)

Non-U.S. company or principal place of business outside the U.S. and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(9)

Excepted from the definition of investment company under Section 3(c) of the Investment Company Act and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(10)

In the first quarter of 2011, the staff of the Securities and Exchange Commission (the “Staff”) informally communicated to certain business development companies the Staff’s belief that certain entities, which would be classified as an “investment company” under the Investment Company Act but for the exception from the definition of “investment company” set forth in Rule 3a-7 promulgated under the Investment Company Act, could not be treated as eligible portfolio companies (as defined in Section 2(a)(46) of the Investment Company Act). Subsequently, in August 2011 the Securities and Exchange Commission issued a concept release (the “Concept Release”) which states that “[a]s a general matter, the Commission presently does not believe that Rule 3a-7 issuers are the type of small, developing and financially troubled businesses in which Congress intended BDCs primarily to invest” and requested comment on whether or not a 3a-7 issuer should be considered an “eligible portfolio company”. Ares Capital provided a comment letter in respect of the Concept Release and continues to believe that the language of Section 2(a)(46) of the Investment Company Act permits a business development company to treat as “eligible portfolio companies” entities that rely on the 3a-7 exception. However, given the current uncertainty in this area (including the language in the Concept Release) and subsequent discussions with the Staff, Ares Capital has, solely for purposes of calculating the composition of its portfolio pursuant to Section 55(a) of the Investment Company Act, identified these entities in the Company’s schedule of investments as “non-qualifying assets” should the Staff ultimately disagree with Ares Capital’s position.

(11)

Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually (A), semi-annually (S), quarterly (Q), bi-monthly (B), monthly (M) or daily (D). For each such loan, the Company has provided the interest rate in effect on the date presented.

(12)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.00% on $16 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(13)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.50% on $12 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(14)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.00% on $65 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(15)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.13% on $19 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(16)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.00% on $73 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(17)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.13% on $56 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(18)

The Company is entitled to receive a fixed fee upon the occurrence of certain events as defined in the credit agreement governing the Company’s debt investment in the portfolio company. The fair value of such fee is included in the fair value of the debt investment.

(19)	Loan was on non-accrual status as of December 31, 2012.

(20)	Loan includes interest rate floor feature.

(21)

In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SSLP’s loan portfolio, which may result in a return to the Company greater than the contractual stated interest rate.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2013

(in thousands, except per share data)

(unaudited)

					Accumulated
					Net Realized
					Loss on
					Investments,
					Foreign Currency
				Accumulated	Transactions,
			Capital in	Overdistributed	Extinguishment of	Net Unrealized	Total
	Common Stock		Excess of	Net Investment	Debt and	Gain on	Stockholders’
	Shares	Amount	Par Value	Income	Other Assets	Investments	Equity
Balance at December 31, 2012	248,653	$249	$4,117,517	$(27,910)	$(202,614)	$101,104	$3,988,346
Shares issued in connection with dividend reinvestment plan	243	—	4,397	—	—	—	4,397
Net increase in stockholders’ equity resulting from operations	—	—	—	99,097	11,678	(30,433)	80,342
Dividends declared ($0.38 per share)	—	—	—	(94,488)	—	—	(94,488)
Balance at March 31, 2013	248,896	$249	$4,121,914	$(23,301)	$(190,936)	$70,671	$3,978,597

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	For the three months ended
	March 31, 2013	March 31, 2012
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$80,342	$105,547
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Net realized (gains) losses on investments	(11,678)	7,671
Net unrealized (gains) losses on investments	30,433	(36,180)
Net accretion of discount on investments	(1,566)	(3,954)
Increase in payment-in-kind interest and dividends	(6,110)	(7,115)
Collections of payment-in-kind interest and dividends	1,198	401
Amortization of debt issuance costs	3,497	3,454
Accretion of discount on notes payable	3,256	2,570
Depreciation	205	200
Proceeds from sales and repayments of investments	237,033	311,620
Purchases of investments	(351,275)	(382,571)
Changes in operating assets and liabilities:
Interest receivable	(6,993)	(1,850)
Other assets	(7,706)	3,600
Management and incentive fees payable	(18,985)	2,833
Accounts payable and accrued expenses	(3,916)	(8,369)
Interest and facility fees payable	(2,627)	(3,736)
Net cash used in operating activities	(54,892)	(5,879)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	252,415
Borrowings on debt	397,000	618,901
Repayments and repurchases of debt	(417,000)	(671,482)
Debt issuance costs	(1,609)	(16,064)
Dividends paid	(90,091)	(82,261)
Net cash provided by (used in) financing activities	(111,700)	101,509
CHANGE IN CASH AND CASH EQUIVALENTS	(166,592)	95,630
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	269,043	120,782
CASH AND CASH EQUIVALENTS, END OF PERIOD	$102,451	$216,412
Supplemental Information:
Interest paid during the period	$32,997	$29,549
Taxes, including excise tax, paid during the period	$10,329	$7,768
Dividends declared during the period	$94,488	$81,974

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2013

(unaudited)

(in thousands, except per share data, percentages and as otherwise indicated;

for example, with the words “million,” “billion” or otherwise)

1.                                      ORGANIZATION

Ares Capital Corporation (the “Company” or “ARCC”) is a specialty finance company that is a closed-end, non-diversified management investment company incorporated in Maryland. The Company has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). The Company has elected to be treated as a regulated investment company, or a “RIC”, under the Internal Revenue Code of 1986, as amended (the “Code”) and operates in a manner so as to qualify for the tax treatment applicable to RICs.

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company invests primarily in first lien senior secured loans (including “unitranche” loans, which are loans that combine both senior and mezzanine debt, generally in a first lien position), second lien senior secured loans and mezzanine debt, which in some cases includes an equity component. To a lesser extent, the Company also makes equity investments.

The Company is externally managed by Ares Capital Management LLC (“Ares Capital Management” or the Company’s “investment adviser”), a wholly owned subsidiary of Ares Management LLC (“Ares Management”), a global alternative asset manager and a Securities and Exchange Commission (“SEC”) registered investment adviser. Ares Operations LLC (“Ares Operations” or the Company’s “administrator”), a wholly owned subsidiary of Ares Management, provides the administrative services necessary for the Company to operate.

Interim financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2013.

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

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, the Company looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of the Company’s investments) are valued at fair value as determined in good faith by the Company’s board of directors, based on, among other things, the input of the Company’s investment adviser, audit committee and independent third-party valuation firms that have been engaged at the direction of the Company’s board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12 month period (with certain de minimis exceptions) and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter, and a minimum of 50% of the Company’s portfolio at fair value is subject to review by an independent valuation firm each quarter. In addition, the Company’s independent registered public accounting firm reviews the Company’s valuation process as part of their overall integrated audit.

As part of the valuation process, the Company may take into account the following types of factors, if relevant, in determining the fair value of the Company’s investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company considers the pricing indicated by the external event to corroborate its valuation.

Because there is not a readily available market value for most of the investments in its portfolio, the Company values substantially all of its portfolio investments at fair value as determined in good faith by its board of directors, as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which the Company has recorded it.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

The Company’s board of directors undertakes a multi-step valuation process each quarter, as described below:

•                  The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment in conjunction with the Company’s portfolio management team.

•                  Preliminary valuations are reviewed and discussed with the Company’s investment adviser’s management and investment professionals, and then valuation recommendations are presented to the Company’s board of directors.

•                  The audit committee of the Company’s board of directors reviews these valuations, as well as the input of third parties, including independent third-party valuation firms, with respect to the valuations of a minimum of 50% of the Company’s portfolio at fair value.

•                  The Company’s board of directors discusses valuations and ultimately determines the fair value of each investment in the Company’s portfolio without a readily available market quotation in good faith based on, among other things, the input of the Company’s investment adviser, audit committee and, where applicable, independent third-party valuation firms.

See Note 7 for more information on the Company’s valuation process.

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

Capital Structuring Service Fees and Other Income

The Company’s investment adviser seeks to provide assistance to its portfolio companies and in return the Company may receive fees for capital structuring services. These fees are generally only available to the Company as a result of the Company’s underlying investments, are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Company’s investment adviser provides vary by investment, but generally include reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from multiple equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice, which concludes upon closing of the investment. Any services of the above nature subsequent to the closing would generally generate a separate fee payable to the Company. In certain instances where the Company is invited to participate as a co-lender in a transaction and does not provide significant services in connection with the investment, a portion of loan fees paid to the Company in such situations will be deferred and amortized over the estimated life of the loan. The Company’s investment adviser may also take a seat on the board of directors of a portfolio company, or observe the meetings of the board of directors without taking a formal seat.

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

Certain of the Company’s consolidated subsidiaries are also subject to U.S. federal and state income taxes.

Dividends to Common Stockholders

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the Company’s board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed, although the Company may decide to retain such capital gains for investment.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Company’s board of directors authorizes, and the Company declares, a cash dividend, then the Company’s stockholders who have not “opted out” of the Company’s dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash dividend. The Company intends to use primarily newly issued shares to implement the dividend reinvestment plan (so long as the Company is trading at a premium to net asset value). If the Company’s shares are trading at a significant enough discount to net asset value and the Company is otherwise permitted under applicable law to purchase such shares, the Company intends to purchase shares in the open market in connection with the Company’s obligations under the dividend reinvestment plan. However, the Company reserves the right to issue new shares of the Company’s common stock in connection with the Company’s obligations under the dividend reinvestment plan even if the Company’s shares are trading below net asset value.

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

3.                                     AGREEMENTS

Investment Advisory and Management Agreement

The Company is party to an investment advisory and management agreement (the “investment advisory and management agreement”) with Ares Capital Management. Subject to the overall supervision of the Company’s board of directors, Ares Capital Management provides investment advisory and management services to the Company. For providing these services, Ares Capital Management receives a fee from the Company consisting of two components—a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.5% based on the average value of the Company’s total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears.

The incentive fee has two parts. The first part is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the administration agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that the Company has not yet received in cash. The Company’s investment adviser is not under any obligation to reimburse the Company for any part of the incentive fees it received that was based on accrued interest that the Company never actually received.

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

Pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 1.75% per quarter. If market credit spreads rise, the Company may be able to invest its funds in debt instruments that provide for a higher return, which may increase the Company’s pre-incentive fee net investment income and make it easier for the Company’s investment adviser to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. To the extent the Company has retained pre-incentive fee net investment income that has been used to calculate this part of the incentive fee, it is also included in the amount of the Company’s total assets (other than cash and cash equivalents but including assets purchased with borrowed funds) used to calculate the 1.5% base management fee.

The Company pays its investment adviser an incentive fee with respect to the Company’s pre-incentive fee net investment income in each calendar quarter as follows:

•                  no incentive fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the hurdle rate;

•                  100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter. The Company refers to this portion of its pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 2.1875%) as the “catch-up” provision. The “catch-up” is meant to provide the Company’s investment adviser with 20% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeded 2.1875% in any calendar quarter; and

•                  20% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter.

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

Notwithstanding the foregoing, as a result of an amendment to the capital gains portion of the incentive fee under the investment advisory and management agreement that was adopted on June 6, 2011, if the Company is required by GAAP to record an investment at its fair value as of the time of acquisition instead of at the actual amount paid for such investment by the Company (including, for example, as a result of the application of the acquisition method of accounting), then solely for the purposes of calculating the Capital Gains Fee, the “accreted or amortized cost basis” of an investment shall be an amount (the “Contractual Cost Basis”) equal to (1) (x) the actual amount paid by the Company for such investment plus (y) any amounts recorded in the Company’s financial statements as required by GAAP that are attributable to the accretion of such investment plus (z) any other adjustments made to the cost basis included in the Company’s financial statements, including PIK interest or additional amounts funded (net of repayments) minus (2) any amounts recorded in the Company’s financial statements as required by GAAP that are attributable to the amortization of such investment, whether such calculated Contractual Cost Basis is higher or lower than the fair value of such investment (as determined in accordance with GAAP) at the time of acquisition.

The Company defers cash payment of any incentive fee otherwise earned by the Company’s investment adviser if during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made the sum of (a) the aggregate distributions to the Company’s stockholders and (b) the change in net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) is less than 7.0% of the Company’s net assets (defined as total assets less indebtedness) at the beginning of such period. Any deferred incentive fees are carried over for payment in subsequent calculation periods to the extent such payment is payable under the investment advisory and management agreement.

The Capital Gains Fee payable to the Company’s investment adviser as calculated under the investment advisory and management agreement (as described above) for the three months ended March 31, 2013 was $0. However, in accordance with GAAP, the Company had an accrued capital gains incentive fee of $65,546 as of March 31, 2013 that is not currently due under the investment advisory and management agreement. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the Capital Gains Fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains fee equal to 20% of such cumulative amount, less the aggregate amount of actual Capital Gains Fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of March 31, 2013, the Company has paid Capital Gains Fees since inception totaling $15,986, of which $11,523 was paid in the first quarter of 2013. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For the three months ended March 31, 2013, base management fees were $23,218, incentive fees related to pre-incentive fee net investment income were $23,836, and the reduction of incentive fees related to capital gains calculated in accordance with GAAP was $(3,751).

As of March 31, 2013, $112,600 was included in “management and incentive fees payable” in the accompanying consolidated balance sheet, of which $47,054 is currently payable to the Company’s investment adviser under the investment advisory and management agreement.

For the three months ended March 31, 2012, base management fees were $19,986, incentive fees related to pre-incentive fee net investment income were $20,685 and incentive fees related to capital gains accrued in accordance with GAAP were $5,701.

Administration Agreement

The Company is party to an administration agreement, referred to herein as the “administration agreement”, with its administrator, Ares Operations. Pursuant to the administration agreement, Ares Operations furnishes the Company with office equipment and clerical, bookkeeping and record keeping services at the Company’s office facilities. Under the administration agreement, Ares Operations also performs, or oversees the performance of, the Company’s required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology, and investor relations, being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and reports filed with the SEC. In addition, Ares Operations assists the Company in determining and publishing its net asset value, assists the Company in providing managerial assistance to its portfolio companies, oversees the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to the Company by others. Payments under the Company’s administration agreement are equal to an amount based upon its allocable portion of Ares Operations’ overhead and other expenses (including travel expenses) incurred by Ares Operations in performing its obligations under the administration agreement, including the Company’s allocable portion of the compensation of certain of its officers (including the Company’s chief compliance officer, chief financial officer, general counsel, treasurer and assistant treasurer) and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

For the three months ended March 31, 2013 and 2012, the Company incurred $2,592 and $2,320, respectively, in administrative fees.  As of March 31, 2013, $2,592 of these fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

4.                                      INVESTMENTS

As of March 31, 2013 and December 31, 2012, investments consisted of the following:

	March 31, 2013		December 31, 2012
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
Senior term debt	$3,673,069	$3,635,398	$3,587,770	$3,555,144
Subordinated Certificates of the SSLP(2)	1,244,833	1,269,667	1,237,887	1,263,644
Senior subordinated debt	364,584	302,781	321,331	259,820
Preferred equity securities	240,416	259,420	238,837	250,118
Other equity securities	429,689	550,279	430,380	584,005
Commercial real estate	7,197	12,914	7,246	11,824
Total	$5,959,788	$6,030,459	$5,823,451	$5,924,555

(1)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

(2)

The proceeds from these certificates were applied to co-investments with GE Global Sponsor Finance LLC and General Electric Capital Corporation to fund first lien senior secured loans to 37 and 36 different borrowers as of March 31, 2013 and December 31, 2012, respectively.

The industrial and geographic compositions of our portfolio at fair value at March 31, 2013 and December 31, 2012 were as follows:

	As of
	March 31, 2013	December 31, 2012
Industry
Investment Funds and Vehicles(1)	21.5%	21.7%
Healthcare Services	13.6	12.9
Education	7.9	7.8
Restaurants and Food Services	7.2	7.1
Consumer Products	6.9	6.6
Financial Services	6.7	7.3
Business Services	6.3	6.4
Other Services	5.9	6.7
Containers and Packaging	5.1	5.1
Energy	4.0	3.7
Automotive Services	3.5	3.4
Manufacturing	2.3	2.4
Aerospace and Defense	2.1	2.0
Telecommunications	1.3	1.6
Retail	0.9	1.0
Other	4.8	4.3
Total	100.0%	100.0%

(1)                                 Includes the Company’s investment in the SSLP, which had made first lien senior secured loans to 37 and 36 different borrowers as of March 31, 2013 and December 31, 2012, respectively. The portfolio companies in the SSLP are in industries similar to the companies in the Company’s portfolio.

	As of
	March 31, 2013	December 31, 2012
Geographic Region
West	47.6%	49.1%
Midwest	19.6	19.2
Southeast	14.9	14.7
Mid Atlantic	13.3	12.8
Northeast	2.6	2.3
International	2.0	1.9
Total	100.0%	100.0%

As of March 31, 2013, 2.3% of total investments at amortized cost (or 0.6% of total investments at fair value) were on non-accrual status. As of December 31, 2012, 2.3% of total investments at amortized cost (or 0.6% of total investments at fair value) were on non-accrual status.

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

As of March 31, 2013 and December 31, 2012, the SSLP had available capital of $9.0 billion of which approximately $6.2 billion and $6.3 billion in aggregate principal amount was funded at March 31, 2013 and December 31, 2012, respectively.  As of March 31, 2013 and December 31, 2012, the Company had agreed to make available to the SSLP approximately $1.8 billion of which approximately $1.3 billion and $1.2 billion was funded, respectively.  Investment of any unfunded amount must still be approved by the investment committee of the SSLP described above.

As of March 31, 2013 and December 31, 2012, the SSLP had total assets of $6.2 billion and $6.3 billion, respectively. As of March 31, 2013 and December 31, 2012, GE’s investment in the SSLP consisted of senior notes of $4.7 billion and $4.8 billion, respectively, and SSLP Certificates of $179 million and $178 million, respectively. The SSLP Certificates are junior in right of payment to the senior notes held by GE. As of March 31, 2013 and December 31, 2012, the Company and GE owned 87.5% and 12.5%, respectively, of the outstanding SSLP Certificates. The SSLP’s portfolio consisted of first lien senior secured loans to 37 and 36 different borrowers as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013 and December 31, 2012, the portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies and none of these loans was on non-accrual status. As of March 31, 2013 and December 31, 2012, the largest loan to a single borrower in the SSLP’s portfolio in aggregate principal amount was $327.9 million and $330.0 million, respectively, and the five largest loans to borrowers in the SSLP each totaled $1.4 billion. The portfolio companies in the SSLP are in industries similar to the companies in the Company’s portfolio.

The amortized cost and fair value of the SSLP Certificates held by the Company was $1.2 billion and $1.3 billion, respectively, as of March 31, 2013 and December 31, 2012.  The SSLP Certificates pay a weighted average coupon of approximately LIBOR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, which may result in a return to the holders of the SSLP Certificates that is greater than the contractual coupon.  The Company’s yield on its investment in the SSLP at fair value was 15.2% and 15.4% as of March 31, 2013 and December 31, 2012, respectively.  For the three months ended March 31, 2013 and 2012, the Company earned interest income of $48.6 million and $43.3 million, respectively, from its investment in the SSLP Certificates.  The Company is also entitled to certain fees in connection with the SSLP.

Effective March 30, 2012, Ares Capital Management assumed from the Company the role of co-manager of the SSLP. However, this change did not impact the Company’s economics in respect of its participation in the SSLP and Ares Capital Management does not receive any remuneration in respect of its co-manager role.

5.                                      DEBT

In accordance with the Investment Company Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as calculated in accordance with the Investment Company Act, is at least 200% after such borrowing. As of March 31, 2013 the Company’s asset coverage was 283%.

The Company’s outstanding debt as of March 31, 2013 and December 31, 2012 were as follows:

	As of
	March 31, 2013					December 31, 2012
	Total					Total
	Aggregate					Aggregate
	Principal					Principal
	Amount		Principal			Amount		Principal
	Available/		Amount	Carrying		Available/		Amount	Carrying
	Outstanding(1)		Outstanding	Value		Outstanding(1)		Outstanding	Value
Revolving Credit Facility	$900,000	(2)	$—	$—		$900,000	(2)	$—	$—
Revolving Funding Facility	620,000	(3)	280,000	280,000		620,000	(3)	300,000	300,000
SMBC Funding Facility	400,000		—	—		400,000		—	—
February 2016 Convertible Notes	575,000		575,000	550,450	(4)	575,000		575,000	548,521	(4)
June 2016 Convertible Notes	230,000		230,000	219,499	(4)	230,000		230,000	218,761	(4)
2017 Convertible Notes	162,500		162,500	158,534	(4)	162,500		162,500	158,312	(4)
2018 Convertible Notes	270,000		270,000	263,139	(4)	270,000		270,000	262,829	(4)
February 2022 Notes	143,750		143,750	143,750		143,750		143,750	143,750
October 2022 Notes	182,500		182,500	182,500		182,500		182,500	182,500
2040 Notes	200,000		200,000	200,000		200,000		200,000	200,000
2047 Notes	230,000		230,000	181,255	(5)	230,000		230,000	181,199	(5)
	$3,913,750		$2,273,750	$2,179,127		$3,913,750		$2,293,750	$2,195,872

(1)	Subject to borrowing base and leverage restrictions. Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.

(2)

Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of $1,350,000 as of March 31, 2013. See Note 15 for subsequent events relating to the Revolving Credit Facility.

(3)	Provides for a feature that allows the Company and Ares Capital CP, under certain circumstances, to increase the size of the Revolving Funding Facility to a maximum of $865,000.

(4)

Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below) less the unaccreted discount initially recorded upon issuance of the Convertible Unsecured Notes. The total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes and the 2018 Convertible Notes was $24,550, $10,501, $3,966 and $6,861, respectively, as of March 31, 2013. The total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes and the 2018 Convertible Notes was $26,479, $11,239, $4,188 and $7,171, respectively, as of December 31, 2012.

(5)

Represents the aggregate principal amount outstanding less the unaccreted purchased discount initially recorded as a part of the Allied Acquisition (as defined below). The total unaccreted purchased discount on the 2047 Notes was $48,745 and $48,801 as of March 31, 2013 and December 31, 2012, respectively.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all the Company’s outstanding debt as of March 31, 2013 were 5.5% and 9.6 years, respectively, and as of December 31, 2012 were 5.5% and 9.8 years, respectively.

Revolving Credit Facility

In December 2005, the Company entered into a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), which allows the Company to borrow up to $900,000 as of March 31, 2013 at any one time outstanding. As of March 31, 2013, the end of the revolving period and the stated maturity date for the Revolving Credit Facility were May 4, 2015 and May 4, 2016, respectively. The Revolving Credit Facility also includes a feature that as of March 31, 2013 allows, under certain circumstances, for an increase in the size of the facility to a maximum of $1,350,000. See Note 15 for subsequent events relating to the Revolving Credit Facility. The Revolving Credit Facility generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR based loans, and monthly payments of interest on other loans. From the end of the revolving period to the stated maturity date, the Company is required to repay outstanding principal amounts under the Revolving Credit Facility on a monthly basis in an amount equal to 1/12th of the outstanding principal amount at the end of the revolving period.

Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of the Company and its consolidated subsidiaries of not less than 2.0:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Borrowings under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio that are pledged as collateral. As of March 31, 2013, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of March 31, 2013 and December 31, 2012, there were no amounts outstanding under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $125,000. As of March 31, 2013 and December 31, 2012, the Company had $45,223 and $43,667, respectively, in standby letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued. As of March 31, 2013, there was $854,777 available for borrowing (net of standby letters of credit issued) under the Revolving Credit Facility.

After May 4, 2012 and as of March 31, 2013, subject to certain exceptions, the interest rate charged on the Revolving Credit Facility is based on LIBOR plus an applicable spread of 2.25% or a “base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 1.25%. See Note 15 for subsequent events relating to the Revolving Credit Facility. Prior to and including May 4, 2012, the interest rate charged on the Revolving Credit Facility was based on LIBOR plus an applicable spread of between 2.50% and 4.00% or on a “base rate” plus an applicable spread of between 1.50% and 3.00%, in each case, based on a pricing grid depending upon the Company’s credit ratings. As of March 31, 2013, the one, two, three and six month LIBOR was 0.20%, 0.24%, 0.28% and 0.44%, respectively. As of December 31, 2012, the one, two, three and six month LIBOR was 0.21%, 0.25%, 0.31% and 0.51%, respectively. In addition to the stated interest expense on the Revolving Credit Facility, after May 4, 2012, the Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility and a letter of credit fee of 2.50% per annum on letters of credit issued, both of which are payable quarterly. Prior to and including May 4, 2012, the commitment fee was 0.50%, and the letter of credit fee was 3.25%.

The Revolving Credit Facility is secured by certain assets in the Company’s portfolio and excludes investments held by Ares Capital CP under the Revolving Funding Facility and those held by ACJB under the SMBC Funding Facility, each as discussed below, and certain other investments.

The components of interest and credit facility fees expense, cash paid for interest expense, average interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the three months ended March 31,
	2013	2012
Stated interest expense	$—	$908
Facility fees	1,090	1,232
Amortization of debt issuance costs	805	1,560
Total interest and credit facility fees expense	$1,895	$3,700
Cash paid for interest expense	$—	$1,503
Average stated interest rate	—%	3.51%
Average outstanding balance	$—	$103,516

Revolving Funding Facility

In October 2004, the Company established through its consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”), a revolving funding facility (as amended, the “Revolving Funding Facility”), which allows Ares Capital CP to borrow up to $620,000 at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are April 18, 2015 and April 18, 2017, respectively. The Revolving Funding Facility also includes a feature that allows, under certain circumstances for an increase in the Revolving Funding Facility to a maximum of $865,000.

Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by Ares Capital CP. Ares Capital CP is also subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests, loans with fixed rates and loans with certain investment ratings, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow. The Company and Ares Capital CP are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility. As of March 31, 2013, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

As of March 31, 2013 and December 31, 2012, there was $280,000 and $300,000 outstanding, respectively, under the Revolving Funding Facility. After a January 25, 2013 amendment to the Revolving Funding Facility, the interest charged on the Revolving Funding Facility is based on applicable spreads ranging from 2.25% to 2.50% over LIBOR and ranging from 1.25% to 1.50% over “base rate” (as defined in the agreements governing the Revolving Funding Facility) in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the Revolving Funding Facility. From January 18, 2012 through January 25, 2013, the interest rate charged on the Revolving Funding Facility was based on LIBOR plus an applicable spread of 2.50% or on a “base rate” plus an applicable spread of 1.50%. Prior to January 18, 2012, the interest rate charged on the Revolving Funding Facility was based on LIBOR plus an applicable spread of between 2.25% and 3.75% or on a “base rate” plus an applicable spread of between 1.25% to 2.75%, in each case, based on a pricing grid depending upon the Company’s credit ratings. As of March 31, 2013 and December 31, 2012, the interest rate in effect was based on one month LIBOR, which was 0.20% and 0.21%, respectively. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.75% depending on the size of the unused portion of the Revolving Funding Facility.

The components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the three months ended March 31,
	2013	2012
Stated interest expense	$474	$3,175
Facility fees	1,607	66
Amortization of debt issuance costs	503	374
Total interest and credit facility fees expense	$2,584	$3,615
Cash paid for interest expense	$2,146	$3,451
Average stated interest rate	2.51%	2.84%
Average outstanding balance	$75,467	$447,154

SMBC Funding Facility

In January 2012, the Company established through its consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), a revolving funding facility (as amended, the “SMBC Funding Facility”) with ACJB, as the borrower, Sumitomo Mitsui Banking Corporation (“SMBC”), as the administrative agent, collateral agent, and lender, which allows ACJB to borrow up to $400,000 at any one time outstanding.  The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility are September 14, 2015 and September 14, 2020, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement.

Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by ACJB. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Funding Facility. As of March 31, 2013, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

As of March 31, 2013 and December 31, 2012, there were no amounts outstanding under the SMBC Funding Facility. Subject to certain exceptions, the interest rate charged on the SMBC Funding Facility is based on one month LIBOR plus an applicable spread of 2.125% or a “base rate” (as defined in the agreements governing the SMBC Funding Facility) plus an applicable spread of 1.125%. As of March 31, 2013 and December 31, 2012, one month LIBOR was 0.20% and 0.21%, respectively. ACJB is not required to pay a commitment fee until September 15, 2013, at which time ACJB will be required to pay a commitment fee of 0.50% depending on the size of the unused portion of the SMBC Funding Facility.

The components of interest and credit facility fees expense, cash paid for interest expense, average interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SMBC Funding Facility were as follows:

	For the three months ended March 31,
	2013	2012
Stated interest expense	$—	$77
Amortization of debt issuance costs	235	113
Total interest and credit facility fees expense	$235	$190
Cash paid for interest expense	$15	$37
Average stated interest rate	—%	2.41%
Average outstanding balance	$—	$12,829

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

The interest charged under the Debt Securitization was based on three month LIBOR and spreads ranged from 0.25% to 0.70% depending on the class of the note.

The components of interest and credit facility fees expense, cash paid for interest expense, average interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Debt Securitization were as follows:

For the three months
ended March 31, 2012
Stated interest expense	$202
Amortization of debt issuance costs	89
Total interest and credit facility fees expense	$291
Cash paid for interest expense	$199
Average stated interest rate	1.07%
Average outstanding balance	$75,226

Unsecured Notes

Convertible Unsecured Notes

In January 2011, the Company issued $575,000 aggregate principal amount of unsecured convertible senior notes that mature on February 1, 2016 (the “February 2016 Convertible Notes”), unless previously converted or repurchased in accordance with their terms. In March 2011, the Company issued $230,000 aggregate principal amount of unsecured convertible senior notes that mature on June 1, 2016 (the “June 2016 Convertible Notes”), unless previously converted or repurchased in accordance with their terms. In March 2012, the Company issued $162,500 aggregate principal amount of unsecured convertible senior notes that mature on March 15, 2017 (the “2017 Convertible Notes”), unless previously converted or repurchased in accordance with their terms. In the fourth quarter of 2012, the Company issued $270,000 aggregate principal amount of unsecured convertible senior notes that mature on January 15, 2018 (the “2018 Convertible Notes” and together with the 2017 Convertible Notes, February 2016 Convertible Notes and the June 2016 Convertible Notes, the “Convertible Unsecured Notes”), unless previously converted or repurchased in accordance with their terms. The Company does not have the right to redeem the Convertible Unsecured Notes prior to maturity. The February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes and the 2018 Convertible Notes bear interest at a rate of 5.750%, 5.125%, 4.875% and 4.750%, respectively, per year, payable semi-annually.

In certain circumstances, the Convertible Unsecured Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of its common stock, at the Company’s election, at their respective conversion rates (listed below as of March 31, 2013) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the Convertible Unsecured Notes Indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if the Company engages in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require the Company to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes are listed below.

	February 2016	June 2016	2017	2018
	Convertible Notes	Convertible Notes	Convertible Notes	Convertible Notes
Conversion premium	17.5%	17.5%	17.5%	17.5%
Closing stock price at issuance	$16.28	$16.20	$16.46	$16.91
Closing stock price date	January 19, 2011	March 22, 2011	March 8, 2012	October 3, 2012
Conversion price as of March 31, 2013	$18.86	$18.77	$19.20	$19.81
Conversion rate as of March 31, 2013 (shares per one thousand dollar principal amount)	53.0167	53.2786	52.0894	50.4731
Conversion dates	August 15, 2015	December 15, 2015	September 15, 2016	July 15, 2017

As of March 31, 2013, the principal amounts of each series of the Convertible Unsecured Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The Convertible Unsecured Notes Indentures contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of the Convertible Unsecured Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Unsecured Notes Indentures. As of March 31, 2013, the Company was in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures.

The Convertible Unsecured Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) 470-20. Upon conversion of any of the Convertible Unsecured Notes, the Company intends to pay the outstanding principal amount in cash and to the extent that the conversion value exceeds the principal amount, the Company has the option to pay in cash or shares of the Company’s common stock (or a combination of cash and shares) in respect of the excess amount, subject to the requirements of the Convertible Unsecured Notes Indentures. The Company has determined that the embedded conversion options in the Convertible Unsecured Notes are not required to be separately accounted for as a derivative under GAAP. In accounting for the Convertible Unsecured Notes, the Company estimated at the time of issuance that the values of the debt and equity components were approximately 93% and 7%, respectively, for each of the February 2016 Convertible Notes and the June 2016 Convertible Notes, approximately 97% and 3%, respectively, for the 2017 Convertible Notes and approximately 98% and 2%, respectively, for the 2018 Convertible Notes. The original issue discount equal to the equity components of the Convertible Unsecured Notes was recorded in “capital in excess of par value” in the accompanying consolidated balance sheet. As a result, the Company records interest expense comprised of both stated interest expense as well as accretion of the original issue discount. Additionally, the issuance costs associated with the Convertible Unsecured Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.

At the time of issuance, the debt issuance costs and equity issuance costs for the February 2016 Convertible Notes were $15,778 and $1,188, respectively, for the June 2016 Convertible Notes were $5,913 and $445, respectively, for the 2017 Convertible Notes were $4,813 and $149, respectively, and for the 2018 Convertible Notes were $5,712 and $116, respectively. At the time of issuance and as of March 31, 2013, the equity component, net of issuance costs as recorded in the “capital in excess of par value” in the accompanying consolidated balance sheet for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes and the 2018 Convertible Notes was $39,062, $15,654, $4,724 and $5,243, respectively.

As of March 31, 2013, the components of the carrying value of the Convertible Unsecured Notes, the stated interest rate and the effective interest rate were as follows:

	February 2016	June 2016	2017	2018
	Convertible Notes	Convertible Notes	Convertible Notes	Convertible Notes
Principal amount of debt	$575,000	$230,000	$162,500	$270,000
Original issue discount, net of accretion	(24,550)	(10,501)	(3,966)	(6,861)
Carrying value of debt	$550,450	$219,499	$158,534	$263,139
Stated interest rate	5.75%	5.125%	4.875%	4.750%
Effective interest rate(1)	7.1%	6.4%	5.4%	5.2%

(1)  The effective interest rate of the debt component of the Convertible Unsecured Notes is equal to the stated interest rate plus the accretion of original issue discount.

For the three months ended March 31, 2013 and 2012, the components of interest expense and cash paid for interest expense for the Convertible Unsecured Notes were as follows:

	For the three months ended March 31,
	2013	2012
Stated interest expense	$16,399	$11,587
Accretion of original issue discount	3,200	2,519
Amortization of debt issuance costs	1,605	1,172
Total interest expense	$21,204	$15,278
Cash paid for interest expense	$20,492	$16,531

February 2022 Notes

In February 2012, the Company issued $143,750 aggregate principal amount of senior unsecured notes that mature on February 15, 2022 (the “February 2022 Notes”). The February 2022 Notes bear interest at a rate of 7.00% per year, payable quarterly and all principal is due upon maturity. The February 2022 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after February 15, 2015, at a par redemption price of $25.00 per security plus accrued and unpaid interest. Total proceeds from the issuance of the February 2022 Notes, net of underwriting discounts and offering costs, were $138,338.

October 2022 Notes

In September 2012 and October 2012, the Company issued $182,500 aggregate principal amount of senior unsecured notes that mature on October 1, 2022 (the “October 2022 Notes”). The October 2022 Notes bear interest at a rate of 5.875% per year, payable quarterly and all principal is due upon maturity. The October 2022 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after October 1, 2015, at a par redemption price of $25.00 per security plus accrued and unpaid interest. Total proceeds from the issuance of the October 2022 Notes, net of underwriting discounts and offering costs, were $176,054.

2040 Notes

In October 2010, the Company issued $200,000 aggregate principal amount of senior unsecured notes that mature on October 15, 2040 (the “2040 Notes”). The 2040 Notes bear interest at a rate of 7.75% per year, payable quarterly and all principal is due upon maturity. The 2040 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after October 15, 2015, at a par redemption price of $25.00 per security plus accrued and unpaid interest. Total proceeds from the issuance of the 2040 Notes, net of underwriting discounts and offering costs, were $192,664.

2047 Notes

As part of the acquisition of Allied Capital Corporation (“Allied Capital”) in April 2010 (the “Allied Acquisition”), the Company assumed $230,000 aggregate principal amount of senior unsecured notes due on April 15, 2047 (the “2047 Notes”). The 2047 Notes bear interest at a rate of 6.875%, payable quarterly and all principal is due upon maturity. The 2047 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option, at a par redemption price of $25.00 per security plus accrued and unpaid interest and upon the occurrence of certain tax events as described in the indenture governing the 2047 Notes. As of March 31, 2013 and December 31, 2012 the outstanding principal was $230,000 and the carrying value was $181,255 and $181,199, respectively.  The carrying value represents the principal amount of the 2047 Notes less the unaccreted purchased discount initially recorded as a part of the Allied Acquisition.

The components of interest expense and cash paid for interest expense for the February 2022 Notes, the October 2022 Notes, the 2040 Notes and the 2047 Notes are as follows:

	For the three months ended March 31,
	2013	2012
Stated interest expense	$13,024	$9,505
Accretion of original issue discount	56	51
Amortization of debt issuance costs	349	146
Total interest expense	$13,429	$9,702
Cash paid for interest expense	$10,344	$7,828

The February 2022 Notes, the October 2022 Notes, the 2040 Notes and the 2047 Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of March 31, 2013, the Company was in compliance in all material respects with the terms of the indentures governing the February 2022 Notes, the October 2022 Notes, the 2040 Notes and the 2047 Notes.

The Convertible Unsecured Notes and the Unsecured Notes are the Company’s senior unsecured obligations and rank senior in right of payment to its existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Unsecured Notes and the Unsecured Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not expressly subordinated; effectively junior in right of payment to any of its secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

6.                                      COMMITMENTS AND CONTINGENCIES

The Company has various commitments to fund investments in its portfolio as described below.

As of March 31, 2013 and December 31, 2012, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company’s discretion:

	As of
	March 31, 2013	December 31, 2012
Total revolving and delayed draw commitments	$516,962	$466,630
Less: funded commitments	(98,499)	(107,121)
Total unfunded commitments	418,463	359,509
Less: commitments substantially at discretion of the Company	(28,194)	(6,000)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(2,231)	(571)
Total net adjusted unfunded revolving and delayed draw commitments	$388,038	$352,938

Included within the total revolving and delayed draw commitments as of March 31, 2013 were commitments to issue up to $63,875 in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of March 31, 2013, the Company had $43,058 in standby letters of credit issued and outstanding under these commitments on behalf of the portfolio companies, of which no amounts were recorded as a liability on the Company’s balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit $42,992 expire in 2013 and $66 expire in 2014.

As of March 31, 2013 and December 31, 2012, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of
	March 31, 2013	December 31, 2012
Total private equity commitments	$134,738	$131,042
Less: funded private equity commitments	(71,021)	(66,533)
Total unfunded private equity commitments	63,717	64,509
Less: private equity commitments substantially at discretion of the Company	(48,000)	(53,088)
Total net adjusted unfunded private equity commitments	$15,717	$11,421

In addition, as of each of March 31, 2013 and December 31, 2012, the Company had outstanding guarantees or similar obligations on behalf of certain portfolio companies totaling $800.

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

As of March 31, 2013, one of the Company’s portfolio companies, Ciena Capital LLC (“Ciena”), had one non-recourse securitization Small Business Administration (“SBA”) loan warehouse facility, which has reached its maturity date but remains outstanding. Ciena is working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. Allied Capital had previously issued a performance guaranty (which the Company succeeded to as a result of the Allied Acquisition) whereby the Company must indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse facility. As of March 31, 2013, there are no known issues or claims with respect to this performance guaranty.

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

In addition to using the above inputs in investment valuations, the Company continues to employ the net asset valuation policy approved by the Company’s board of directors that is consistent with ASC 820-10 (see Note 2). Consistent with the Company’s valuation policy, it evaluates the source of inputs, including any markets in which the Company’s investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. The Company’s valuation policy considers the fact that because there is not a readily available market value for most of the investments in the Company’s portfolio, the fair value of the investments must typically be determined using unobservable inputs.

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

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of March 31, 2013 and December 31, 2012. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

As of March 31, 2013

			Unobservable Input
	Fair		Unobservable	Estimated	Weighted
Asset Category	Value	Valuation Techniques	Input	Range	Average
Senior term debt	$3,635,398	Yield analysis	Market yield	4.5% - 24.1%	9.7%
Subordinated Certificates of the SSLP	1,269,667	Discounted cash flow analysis	Discount rate	11.0% - 14.0%	13.0%
Senior subordinated debt	302,781	Yield analysis	Market yield	9.0% - 18.6%	14.3%
Preferred equity securities	259,420	EV market multiple analysis	EBITDA multiple	4.5x - 13.0x	8.3x
Other equity securities and other	563,193	EV market multiple analysis	EBITDA multiple	4.5x - 12.8x	7.5x
Total	$6,030,459

As of December 31, 2012

			Unobservable Input
	Fair		Unobservable	Estimated	Weighted
Asset Category	Value	Valuation Techniques	Input	Range	Average
Senior term debt	$3,555,144	Yield analysis	Market yield	5.3% - 21.9%	9.8%
Subordinated Certificates of the SSLP	1,263,644	Discounted cash flow analysis	Discount rate	11.5% - 14.5%	13.5%
Senior subordinated debt	259,820	Yield analysis	Market yield	10.0% - 18.6%	14.9%
Preferred equity securities	250,118	EV market multiple analysis	EBITDA multiple	4.5x - 10.5x	8.1x
Other equity securities and other	585,931	EV market multiple analysis	EBITDA multiple	4.5x - 12.8x	7.4x
Total	$5,914,657

Changes in market yields, discount rates or EBITDA multiples, each in isolation, may change the fair value of certain of the Company’s investments. Generally, an increase in market yields or discount rates or decrease in EBITDA multiples may result in a decrease in the fair value of certain of the Company’s investments.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

The following table presents fair value measurements of cash and cash equivalents and investments as of March 31, 2013:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$102,451	$102,451	$—	$—
Investments	$6,030,459	$—	$—	$6,030,459

The following table presents fair value measurements of cash and cash equivalents and investments as of December 31, 2012:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$269,043	$269,043	$—	$—
Investments	$5,924,555	$9,898	$—	$5,914,657

The following table presents changes in investments that use Level 3 inputs as of and for the three months ended March 31, 2013:

As of and for the
three months ended
March 31, 2013
Balance as of December 31, 2012	$5,914,657
Net realized and unrealized losses	(18,851)
Purchases	355,135
Sales	(45,600)
Redemptions	(182,558)
Payment-in-kind interest and dividends	6,110
Accretion of discount on securities	1,566
Net transfers in and/or out of Level 3	—
Balance as of March 31, 2013	$6,030,459

As of March 31, 2013, the net unrealized appreciation on the investments that use Level 3 inputs was $70,671.

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

As of March 31, 2012, the net unrealized depreciation on the investments that use Level 3 inputs was $22,023.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

Following are the carrying and fair values of the Company’s debt obligations as of March 31, 2013 and December 31, 2012. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	March 31, 2013			December 31, 2012
	Carrying value(1)		Fair value	Carrying value(1)		Fair value
Revolving Credit Facility	$—		$—	$—		$—
Revolving Funding Facility	280,000		280,000	300,000		303,209
SMBC Funding Facility	—		—	—		—
February 2016 Convertible Notes (principal amount outstanding of $575,000)	550,450	(2)	624,599	548,521	(2)	617,550
June 2016 Convertible Notes (principal amount outstanding of $230,000)	219,499	(2)	246,813	218,761	(2)	243,797
2017 Convertible Notes (principal amount outstanding of $162,500)	158,534	(2)	171,867	158,312	(2)	168,495
2018 Convertible Notes (principal amount outstanding of $270,000)	263,139	(2)	281,116	262,829	(2)	272,813
February 2022 Notes (principal amount outstanding of outstanding of $143,750)	143,750		152,987	143,750		151,549
October 2022 Notes (principal amount outstanding of outstanding of $182,500)	182,500		183,031	182,500		179,361
2040 Notes (principal amount outstanding of $200,000)	200,000		208,968	200,000		208,968
2047 Notes (principal amount outstanding of $230,000)	181,255	(3)	228,594	181,199	(3)	225,558
	$2,179,127	(4)	$2,377,975	$2,195,872	(4)	$2,371,300

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

(4)                                 Total principal amount of debt outstanding totaled $2,273,750 and $2,293,750 as of March 31, 2013 and December 31, 2012, respectively.

The following table presents fair value measurements of the Company’s debt obligations as of March 31, 2013 and December 31, 2012:

	As of
Fair Value Measurements Using	March 31, 2013	December 31, 2012
Level 1	$773,580	$765,436
Level 2	1,604,395	1,605,864
Total	$2,377,975	$2,371,300

8.                                      STOCKHOLDERS’ EQUITY

There were no sales of the Company’s equity securities for the three months ended March 31, 2013. See Note 15 for subsequent events relating to an equity offering completed subsequent to March 31, 2013.

The following table summarizes the total shares issued and proceeds received in public offerings of the Company’s common stock net of underwriting discounts and offering costs for the three months ended March 31, 2012:

				Proceeds net of
		Offering price		underwriting and
	Shares issued	per share		offering costs
January 2012 public offering	16,422	$15.41	(1)	$252,415
Total for the three months ended March 31, 2012	16,422	$15.41		$252,415

(1)         The shares were sold to the underwriters for a price of $15.41 per share, which the underwriters were then permitted to sell at variable prices to the public.

The Company used the net proceeds from the above public equity offering to repay outstanding indebtedness and for general corporate purposes, which included funding investments in accordance with its investment objective.

9              EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity resulting from operations per share for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
	2013	2012
Net increase in stockholders’ equity resulting from operations available to common stockholders:	$80,342	$105,547
Weighted average shares of common stock outstanding—basic and diluted	248,658	217,044
Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$0.32	$0.49

For the purpose of calculating diluted earnings per share, the average closing price of the Company’s common stock for the three months ended March 31, 2013 and 2012, and for the period from the time of issuance of the 2017 Convertible Notes through March 31, 2012 was each less than the conversion price in effect for such period for each applicable series of the Convertible Unsecured Notes and therefore, the underlying shares for the intrinsic value of the embedded options in the Convertible Unsecured Notes had no impact on this calculation.

10.          DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the three months ended March 31, 2013 and 2012:

			Per Share	Total
Date Declared	Record Date	Payment Date	Amount	Amount
February 27, 2013	March 15, 2013	March 29, 2013	$0.38	$94,488
Total declared for the three months ended March 31, 2013			$0.38	$94,488

February 28, 2012	March 15, 2012	March 30, 2012	$0.37	$81,974
Total declared for the three months ended March 31, 2012			$0.37	$81,974

The Company has a dividend reinvestment plan that was amended effective March 28, 2012, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. Prior to the amendment, if the Company issued new shares to implement the dividend reinvestment plan, the issue price was equal to the closing price of its common stock on the dividend record date. As a result of the amendment, when the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the three months ended March 31, 2013 and 2012, was as follows:

	For the three months ended March 31,
	2013	2012
Shares issued	243	323
Average price per share	$18.10	$16.35

11.                               RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, the Company bears all costs and expenses of the operation of the Company and reimburses its investment adviser for certain of such costs and expenses incurred in the operation of the Company. For the three months ended March 31, 2013 and 2012, the investment adviser incurred such expenses totaling $1,215 and $909, respectively. As of March 31, 2013, $1,159 was unpaid and such payable is included in “accounts payable and accrued expenses” in the accompanying consolidated balance sheet.

The Company has entered into separate subleases with Ares Management and Ivy Hill Asset Management, L.P. (“IHAM”), a wholly owned portfolio company of the Company, pursuant to which Ares Management and IHAM sublease approximately 15% and 20%, respectively, of the Company’s New York office space for a fixed rent equal to 15% and 20%, respectively, of the base annual rent payable by the Company under the Company’s lease for this space, plus certain additional costs and expenses. For the three months ended March 31, 2013 and 2012, such amounts payable to the Company totaled $418 and $368, respectively.

In April 2012, the Company entered into an office sublease with Ares Commercial Real Estate Management LLC (“ACREM”), a wholly owned subsidiary of Ares Management and manager of Ares Commercial Real Estate Corporation, pursuant to which the Company is subleasing approximately 12% of ACREM’s Chicago office space for a fixed rent equal to 12% of the basic annual rent payable by ACREM under its office lease, plus certain additional costs and expenses. For the three months ended March 31, 2013, such amounts incurred under this sublease by the Company to ACREM totaled $13.

As of March 31, 2013, Ares Investments Holdings LLC, an affiliate of Ares Management, owned approximately 2.9 million shares of the Company’s common stock representing approximately 1.1% of the total shares outstanding as of March 31, 2013.

See Notes 3 and 12 for descriptions of other related party transactions.

12.                               IVY HILL ASSET MANAGEMENT, L.P.

The Company has made investments in its portfolio company, IHAM, which became a SEC registered investment adviser, effective March 30, 2012, as well as in certain vehicles managed by IHAM. As of March 31, 2013, IHAM managed 13 vehicles and served as the sub-manager/sub-servicer for three other vehicles (these vehicles managed or sub-managed/sub-serviced by IHAM are collectively, the “IHAM Vehicles”).

As of March 31, 2013, the Company’s total investment in IHAM at fair value was $267,839, including unrealized appreciation of $96,878. As of December 31, 2012, the Company’s total investment in IHAM at fair value was $294,258 including unrealized appreciation of $123,297.  For the three months ended March 31, 2013 and 2012, the Company received distributions consisting entirely of dividend income from IHAM of $27,363 and $4,762, respectively. The dividend income for the three months ended March 31, 2013 included an additional dividend of $17,363 that was paid in addition to the quarterly dividend generally paid by IHAM. IHAM paid the additional dividend out of accumulated earnings that had previously been retained by IHAM.

From time to time, IHAM or certain IHAM Vehicles may purchase investments from the Company or sell investments to it. For any such purchases or sales by the IHAM Vehicles from or to the Company, the IHAM Vehicles must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable. During the three months ended March 31, 2013, the Company purchased $91,527 of investments from certain of the IHAM Vehicles. During the three months ended March 31, 2012, IHAM or certain of the IHAM Vehicles purchased investments from the Company for total consideration of $6,162.

IHAM is party to an administration agreement, referred to herein as the “IHAM administration agreement,” with Ares Operations. Pursuant to the IHAM administration agreement, Ares Operations provides IHAM with, among other things, office facilities, equipment, clerical, bookkeeping and record keeping services, services relating to the marketing and sale of interests in vehicles managed by IHAM, services of, and oversight of, custodians, depositories, accountants, attorneys, underwriters and such other persons in any other capacity deemed to be necessary. Under the IHAM administration agreement, IHAM reimburses Ares Operations for all of the actual costs associated with such services, including Ares Operations’ allocable portion of overhead and the cost of its officers, employees and respective staff in performing its obligations under the IHAM administration agreement.

13.          FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the three months ended March 31, 2013 and 2012:

	For the three months ended
Per Share Data:	March 31, 2013	March 31, 2012
Net asset value, beginning of period(1)	$16.04	$15.34
Issuance of common stock	—	—
Issuance of the Convertible Unsecured Notes	—	0.02
Effect of antidilution	—	—
Net investment income for period(2)	0.40	0.35
Net realized and unrealized gains (losses) for period(2)	(0.08)	0.13
Net increase in stockholders’ equity	0.32	0.50
Total distributions to stockholders	(0.38)	(0.37)
Net asset value at end of period(1)	$15.98	$15.47

Per share market value at end of period	$18.10	$16.35
Total return based on market value(3)	5.60%	8.22%
Total return based on net asset value(4)	2.00%	3.17%
Shares outstanding at end of period	248,896	221,875

Ratio/Supplemental Data:
Net assets at end of period	$3,978,597	$3,433,261
Ratio of operating expenses to average net assets(5)(6)	9.33%	10.51%
Ratio of net investment income to average net assets(5)(7)	10.03%	9.21%
Portfolio turnover rate(5)	15%	25%

(1) The net assets used equals the total stockholders’ equity on the consolidated balance sheets.

(2) Weighted average basic per share data.

(3) For the three months ended March 31, 2013, the total return based on market value equaled the increase of the ending market value at March 31, 2013 of $18.10 per share from the ending market value at December 31, 2012 of $17.50 per share plus the declared dividends of $0.38 per share for the three months ended March 31, 2013, divided by the market value at December 31, 2012. For the three months ended March 31, 2012, the total return based on market value equaled the increase of the ending market value at March 31, 2012 of $16.35 per share from the ending market value at December 31, 2011 of $15.45 per share, plus the declared dividends of $0.37 per share for the three months ended March 31, 2012, divided by the market value at December 31, 2011. Total return based on market value is not annualized. The Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4) For the three months ended March 31, 2013, the total return based on net asset value equaled the change in net asset value during the period plus the declared dividends of $0.38 per share for the three months ended March 31, 2013, divided by the beginning net asset value at January 1, 2013. For the three months ended March 31, 2012, the total return based on net asset value equaled the change in net asset value during the period plus the declared dividends of $0.37 per share for the three months ended March 31, 2012 divided by the beginning net asset value. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan and the issuance of common stock in connection with any equity offerings. Total return based on net asset value is not annualized. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5) The ratios reflect an annualized amount.

(6) For the three months ended March 31, 2013, the ratio of operating expenses to average net assets consisted of 2.35% of base management fees, 2.03% of incentive fees, 3.99% of the cost of borrowing and 0.96% of other operating expenses. For the three months ended March 31, 2012, the ratio of operating expenses to average net assets consisted of 2.39% of base management fees, 3.15% of incentive fees, 3.92% of the cost of borrowing and other operating expenses of 1.05%. These ratios reflect annualized amounts.

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

15.                               SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended March 31, 2013, except as disclosed below.

In April 2013, the Company completed a public add-on equity offering (the “April 2013 Offering”) pursuant to which the Company sold 19,148 shares of common stock at a price of $17.43 per share to the participating underwriters. Total proceeds from the April 2013 Offering, net of estimated offering expenses payable by the Company, were approximately $333.2 million.

In May 2013, the Company entered into an amendment to the Revolving Credit Facility.  The amendment, among other things, (1) extended the end of the revolving period from May 4, 2015 to May 4, 2017, (2) extended the stated maturity date from May 4, 2016 to May 4, 2018, (3) reduced the interest rate charged from LIBOR plus an applicable spread of 2.25% or a “base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 1.25% to LIBOR plus an applicable spread of 2.00% or a “base rate” plus an applicable spread of 1.00% and (4) increased total commitments to $930,000 as well as provided for a feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of $1,400,000.

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward- looking statements, although not all forward looking statements include these words. Our actual results and condition could differ materially from those expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2012.

We have based the forward-looking statements included in this Quarterly Report on information available to us on the date of this Quarterly Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.

OVERVIEW

We are a specialty finance company that is a closed-end, non-diversified management investment company incorporated in Maryland. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”).

We are externally managed by Ares Capital Management LLC (“Ares Capital Management” or our “investment adviser”), a wholly owned subsidiary of Ares Management LLC (“Ares Management”), a global alternative asset manager and a SEC registered investment adviser, pursuant to our investment advisory and management agreement. Ares Operations LLC (“Ares Operations” or our “administrator”), a wholly owned subsidiary of Ares Management, provides certain administrative and other services necessary for us to operate.

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

Since our initial public offering on October 8, 2004 through March 31, 2013, our realized gains have exceeded our realized losses by approximately $206 million (excluding the one-time gain on the acquisition of Allied Capital Corporation (the “Allied Acquisition”) and gains/losses from the extinguishment of debt and other assets). For this same time period, our exited investments have resulted in an aggregate cash flow realized internal rate of return to us of approximately 13% (based on original cash invested, net of syndications, of approximately $7.0 billion and total proceeds from such exited investments of approximately $8.5 billion). Approximately 72% of these exited investments resulted in an aggregate cash flow realized internal rate of return to us of 10% or greater. Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized. These internal rates of return results are historical results relating to our past performance and are not necessarily indicative of future results, the achievement of which cannot be assured.

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

We have elected to be treated as a regulated investment company (“RIC”) under the Code, and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to our stockholders generally at least 90% of our investment company taxable income, as defined by the Code, for each year. Pursuant to this election, we generally will not have to pay corporate level taxes on any income that we distribute to our stockholders provided that we satisfy those requirements.

PORTFOLIO AND INVESTMENT ACTIVITY

The Company’s investment activity for the three months ended March 31, 2013 and 2012 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the three months ended
(dollar amounts in millions)	March 31, 2013	March 31, 2012
New investment commitments (1):
New portfolio companies	$90.5	$235.9
Existing portfolio companies(2)	319.5	148.4
Total new investment commitments	410.0	384.3
Less:
Investment commitments exited	221.7	331.4
Net investment commitments	$188.3	$52.9
Principal amount of investments funded:
Senior term debt	$290.5	$314.1
Senior subordinated debt	40.5	—
Subordinated Certificates of the Senior Secured Loan Fund, LLC (the
“SSLP”)(3)	21.0	66.0
Preferred equity securities	1.0	—
Other equity securities	2.1	2.4
Total	$355.1	$382.5
Principal amount of investments sold or repaid:
Senior term debt	$208.6	$289.5
Senior subordinated debt	0.3	20.9
Subordinated Certificates of the SSLP(3)	14.1	—
Preferred equity securities	—	1.2
Other equity securities	2.7	6.9
Commercial real estate	—	0.6
Total	$225.7	$319.1
Number of new investment commitments (4)	17	12
Average new investment commitment amount	$24.1	$32.0
Weighted average term for new investment commitments (in
months)	70	69
Percentage of new investment commitments at floating rates	77%	99%
Percentage of new investment commitments at fixed rates	21%	—%
Weighted average yield of debt and other income producing securities (5):
Funded during the period at fair value (6)	8.9%	10.6%
Funded during the period at amortized cost	8.9%	10.6%
Exited or repaid during the period at fair value (6)	9.9%	9.1%
Exited or repaid during the period at amortized cost	9.8%	9.2%

(1)                                 New investment commitments include new agreements to fund revolving credit facilities or delayed draw loans.

(2)                                 Includes investment commitments to the SSLP to make co-investments with General Electric Capital Corporation and GE Global Sponsor Finance LLC (together, “GE”) in first lien senior secured loans of middle market companies of $21.0 million and $66.0 million for the three months ended March 31, 2013 and 2012, respectively.

(3)                                 See “Senior Secured Loan Program” below and Note 4 to our consolidated financial statements for the three months ended March 31, 2013 for more detail on the SSLP.

(4)                                 Number of new investment commitments represents each commitment to a particular portfolio company.

(5)                                 “Weighted average yield of debt and other income producing securities at fair value” is computed as the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt and other income producing securities, divided by (b) total debt and other income producing securities at fair value. “Weighted average yield of debt and other income producing securities at amortized cost” is computed as the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt and other income producing securities, divided by (b) total debt and other income producing securities at amortized cost.

(6)                                 Represents fair value for investments in the portfolio as of the most recent prior quarter end, if applicable.

As of March 31, 2013 and December 31, 2012, our investments consisted of the following:

	As of
	March 31, 2013		December 31, 2012
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior term debt	$3,673.1	$3,635.4	$3,587.8	$3,555.1
Subordinated Certificates of the SSLP(1)	1,244.8	1,269.7	1,237.9	1,263.6
Senior subordinated debt	364.6	302.8	321.3	259.8
Preferred equity securities	240.4	259.4	238.8	250.1
Other equity securities	429.7	550.3	430.4	584.1
Commercial real estate	7.2	12.9	7.3	11.9
Total	$5,959.8	$6,030.5	$5,823.5	$5,924.6

(1)                                 The proceeds from these certificates were applied to co-investments with GE to fund first lien senior secured loans to 37 and 36 different borrowers as of March 31, 2013 and December 31, 2012, respectively.

The weighted average yields at fair value and amortized cost of the following portions of our portfolio as of March 31, 2013 and December 31, 2012 were as follows:

	As of
	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities	11.1%	11.0%	11.4%	11.3%
Total portfolio	9.9%	9.8%	10.1%	10.0%
Senior term debt	9.3%	9.4%	9.5%	9.6%
First lien senior term debt	8.7%	8.7%	9.0%	9.0%
Second lien senior term debt	10.4%	10.6%	10.5%	10.7%
Subordinated Certificates of the SSLP (1)	15.5%	15.2%	15.8%	15.4%
Senior subordinated debt	11.3%	13.6%	11.7%	14.5%
Income producing equity securities (excluding collateralized loan obligations)	10.0%	9.4%	9.9%	8.8%

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

Set forth below is the grade distribution of our portfolio companies as of March 31, 2013 and December 31, 2012:

	As of
	March 31, 2013				December 31, 2012
	Fair		Number of		Fair		Number of
(dollar amounts in millions)	Value	%	Companies	%	Value	%	Companies	%
Grade 1	$78.6	1.3%	9	5.8%	$75.1	1.3%	9	5.9%
Grade 2	187.5	3.1%	11	7.0%	136.7	2.3%	9	5.9%
Grade 3	5,184.8	86.0%	123	78.9%	5,108.8	86.2%	121	79.7%
Grade 4	579.6	9.6%	13	8.3%	604.0	10.2%	13	8.5%
	$6,030.5	100.0%	156	100.0%	$5,924.6	100.0%	152	100.0%

As of March 31, 2013 and December 31, 2012, the weighted average grade of the investments in our portfolio at fair value was 3.0 and 3.1, respectively.

As of March 31, 2013, loans on non-accrual status represented 2.3% and 0.6% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2012, loans on non-accrual status represented 2.3% and 0.6% of the total investments at amortized cost and at fair value, respectively.

Senior Secured Loan Program

The Company co-invests in first lien senior secured loans of middle market companies with GE through an unconsolidated Delaware limited liability company, the Senior Secured Loan Fund LLC (d/b/a “The Senior Secured Loan Program”) or the SSLP. The SSLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and GE (with approval from a representative of each required). The Company provides capital to the SSLP in the form of subordinated certificates (the “SSLP Certificates”).

As of March 31, 2013 and December 31, 2012, the SSLP had available capital of $9.0 billion of which approximately $6.2 billion and $6.3 billion in aggregate principal amount was funded, respectively. As of March 31, 2013 and December 31, 2012, the Company had agreed to make available to the SSLP approximately $1.8 billion of which approximately $1.3 billion and $1.2 billion was funded, respectively. Investment of any unfunded amount must still be approved by the investment committee of the SSLP as described above.

As of March 31, 2013 and December 31, 2012, the SSLP had total assets of $6.2 billion and $6.3 billion, respectively. As of March 31, 2013 and December 31, 2012, GE’s investment in the SSLP consisted of senior notes of $4.7 billion and $4.8 billion, respectively, and SSLP Certificates of $179 million and $178 million, respectively. The SSLP Certificates are junior in right of payment to the senior notes held by GE. As of March 31, 2013 and December 31, 2012, the Company and GE owned 87.5% and 12.5%, respectively, of the outstanding SSLP Certificates.

As of March 31, 2013 and December 31, 2012, the SSLP’s portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies and none of these loans was on non-accrual status. The portfolio companies in the SSLP are in industries similar to the companies in the Company’s portfolio.

Below is a summary of the SSLP’s portfolio, followed by a listing of the individual first lien senior secured loans in the SSLP’s portfolio as of March 31, 2013 and December 31, 2012:

	As of
(dollar amounts in millions)	March 31, 2013	December 31, 2012
Total first lien senior secured loans(1)	$6,129.6	$5,998.1
Weighted average yield on first lien senior secured loans(2)	7.7%	8.0%
Number of borrowers in the SSLP	37	36
Largest loan to a single borrower(1)	$327.9	$330.0
Total of five largest loans to borrowers(1)	$1,446.9	$1,441.4

(1)                                 At principal amount.

(2)                                 Computed as the (a) annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

SSLP Loan Portfolio as of March 31, 2013

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount
Access CIG, LLC (2)	Records and information management services provider	10/2017	7.0%	$153.5
ADG, LLC	Dental services	10/2016	8.8%	198.9
AMZ Products Merger Corporation	Specialty chemicals manufacturer	12/2018	6.8%	239.4
BECO Holding Company, Inc.(4)	Wholesale distributor of first response fire protection equipment and related parts	12/2017	8.3%	156.5
Cambridge International, Inc.	Manufacturer of custom designed and engineered metal products	4/2018	8.0%	87.5
CCS Group Holdings, LLC(4)	Correctional facility healthcare operator	4/2016	8.0%	142.8
Chariot Acquisition, LLC	Distributor and designer of aftermarket golf cart parts and accessories	1/2019	7.8%	146.0
CIBT Holdings, Inc.(4)	Expedited travel document processing services	12/2018	6.8%	183.1
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings LLC(2)(4)	Healthcare analysis services	3/2017	7.8%	284.2
CWD, LLC	Supplier of automotive aftermarket brake parts	3/2014	8.8%	118.8
Drayer Physical Therapy Institute, LLC	Outpatient physical therapy provider	7/2018	7.5%	137.7
Driven Holdings, LLC(4)	Automotive aftermarket car care franchisor	3/2017	7.0%	160.4
Excelligence Learning Corporation(4)	Developer, manufacturer and retailer of educational products	8/2016	8.0%	115.5
Fleischmann’s Vinegar Company, Inc.	Manufacturer and marketer of industrial vinegar	5/2016	8.2%	76.5
Fox Hill Holdings, LLC	Third party claims administrator on behalf of insurance carriers	6/2018	6.8%	292.5
III US Holdings, LLC	Provider of library automation software and systems	3/2018	7.6%	202.4
Implus Footcare, LLC(4)	Provider of footwear and other accessories	10/2016	9.0%	177.6
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.(4)	Private school operator	6/2015	10.5%	164.3
Intermedix Corporation(3)	Revenue cycle management provider to the emergency healthcare industry	12/2018	6.3%	327.9
JHP Pharmaceuticals, LLC(4)	Manufacturer of specialty pharmaceutical products	2/2019	6.3%	100.0
LJSS Acquisition, Inc.	Fluid power distribution company in the industrial and mobile equipment markets	10/2017	6.8%	162.8
MWI Holdings, Inc.(2)	Highly engineered springs, fastners, and other precision components	3/2019	7.4%	262.2
Nordco, Inc.	Designer and manufacturer of railroad maintenance-of-way machinery	6/2016	6.5%	113.2
Oak Parent, Inc.(2)	Manufacturer of athletic apparel	4/2018	8.0%	280.1
Opinionology, LLC and Survey Sampling International LLC	Provider of outsourced data collection to the market research industry	7/2017	8.5%	152.3
Penn Detroit Diesel Allison, LLC	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	12/2016	9.1%	65.3
PetroChoice Holdings, LLC	Provider of lubrication solutions	1/2017	10.0%	162.4
Power Buyer, LLC	Provider of emergency maintenance services for power transmission, distribution, and substation infrastructure	12/2018	8.8%	208.0
Powersport Auctioneer Holdings, LLC(4)	Powersport vehicle auction operator	12/2016	8.5%	40.5
Pregis Corporation, Pregis Intellipack Corp. and Pregis Innovative Packaging Inc.(2)	Provider of highly-customized and tailored protective packaging solutions	3/2017	7.8%	125.6
PSSI Holdings, LLC	Provider of mission-critical outsourced cleaning and sanitation services to the food processing industry	6/2017	6.5%	156.7
Selig Sealing Products, Inc.	Manufacturer of container sealing products for rigid packaging applications	3/2019	6.5%	159.6
Singer Sewing Company	Manufacturer of consumer sewing machines	6/2017	7.3%	199.0
Strategic Partners, Inc.	Designer, manufacturer and distributor of medical uniforms	8/2018	7.8%	233.8
Talent Partners G.P. and Print Payroll Services, G.P.	Provider of technology-enabled payroll to the advertising industry	10/2017	8.0%	65.5
The Teaching Company, LLC and The Teaching Company Holdings, Inc.(2)(4)	Education publications provider	3/2017	9.0%	113.3
WB Merger Sub, Inc.	Importer, distributor and developer of premium wine and spirits	12/2016	9.0%	163.8
				$6,129.6

(1)                                 Represents the weighted average annual stated interest rate as of March 31, 2013. All interest rates are payable in cash.

(2)                                 The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(3)                                 The Company also holds a second lien senior secured loan in the portfolio company.

(4)                                 The Company holds an equity investment in this portfolio company.

SSLP Loan Portfolio as of December 31, 2012

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
Access CIG, LLC(3)	Records and information management services provider	10/2017	7.0%	$152.8	$152.8
ADG, LLC	Dental services	10/2016	8.8%	199.4	199.4
AMZ Products Merger Corporation	Specialty chemicals manufacturer	12/2018	6.8%	240.0	240.0
BECO Holding Company, Inc.(5)	Wholesale distributor of first response fire protection equipment and related parts	12/2017	8.3%	160.0	160.0
Cambridge International, Inc.	Manufacturer of custom designed and engineered metal products	4/2018	8.0%	88.3	83.9
CCS Group Holdings, LLC(5)	Correctional facility healthcare operator	4/2016	8.0%	142.8	142.8
Chariot Acquisition, LLC	Distributor and designer of aftermarket golf cart parts and accessories	1/2018	8.8%	146.8	146.8
CIBT Holdings, Inc.(5)	Expedited travel document processing services	12/2017	8.5%	146.4	146.4
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings LLC(3)(5)	Healthcare analysis services	3/2017	7.8%	284.9	273.5
CWD, LLC	Supplier of automotive aftermarket brake parts	3/2014	8.8%	119.8	110.2
Drayer Physical Therapy Institute, LLC	Outpatient physical therapy provider	7/2018	7.5%	138.1	138.1
Driven Holdings, LLC(5)	Automotive aftermarket car care franchisor	3/2017	7.0%	160.4	160.4
Excelligence Learning Corporation(5)	Developer, manufacturer and retailer of educational products	8/2016	8.0%	115.8	115.8
Fleischmann’s Vinegar Company, Inc.	Manufacturer and marketer of industrial vinegar	5/2016	8.9%	59.6	59.6
Fox Hill Holdings, LLC	Third party claims administrator on behalf of insurance carriers	12/2017	8.0%	292.5	292.5
III US Holdings, LLC	Provider of library automation software and systems	3/2018	7.6%	202.9	202.9
Implus Footcare, LLC(5)	Provider of footwear and other accessories	10/2016	9.5%	178.0	178.0
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.(5)	Private school operator	6/2015	10.5%	165.6	165.6
Intermedix Corporation(4)	Revenue cycle management provider to the emergency healthcare industry	12/2018	6.3%	330.0	330.0
LJSS Acquisition, Inc.	Fluid power distribution company in the industrial and mobile equipment markets	9/2017	6.8%	163.9	163.9
MWI Holdings, Inc.(3)	Highly engineered springs, fasteners, and other precision components	6/2017	8.0%	251.2	251.2
Nordco, Inc.	Designer and manufacturer of railroad maintenance-of-way machinery	6/2016	7.0%	113.2	113.2
Oak Parent, Inc.(3)	Manufacturer of athletic apparel	4/2018	8.0%	282.8	282.8
Opinionology, LLC and Survey Sampling International LLC	Provider of outsourced data collection to the market research industry	7/2017	8.5%	152.3	152.3
Penn Detroit Diesel Allison, LLC	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	12/2016	9.0%	65.3	65.3
PetroChoice Holdings, LLC	Provider of lubrication solutions	1/2017	10.0%	162.4	162.4
Power Buyer, LLC	Provider of emergency maintenance services for power transmission, distribution, and substation infrastructure	12/2018	8.8%	208.0	208.0
Powersport Auctioneer Holdings, LLC(5)	Powersport vehicle auction operator	12/2016	8.5%	40.7	40.7
Pregis Corporation, Pregis Intellipack Corp. and Pregis Innovative Packaging Inc.(3)	Provider of highly-customized and tailored protective packaging solutions	3/2017	7.8%	125.9	125.9
PSSI Holdings, LLC	Provider of mission-critical outsourced cleaning and sanitation services to the food processing industry	6/2017	6.8%	161.7	161.7
Selig Sealing Products, Inc.	Manufacturer of container sealing products for rigid packaging applications	7/2018	7.8%	169.6	169.6
Singer Sewing Company	Manufacturer of consumer sewing machines	6/2017	7.3%	199.0	199.0
Strategic Partners, Inc.	Designer, manufacturer and distributor of medical uniforms	8/2018	7.8%	234.4	234.4
Talent Partners G.P. and Print Payroll Services, G.P.	Provider of technology-enabled payroll to the advertising industry	10/2017	8.0%	65.5	65.5
The Teaching Company, LLC and The Teaching Company Holdings, Inc.(3)(5)	Education publications provider	3/2017	9.0%	113.9	113.9
WB Merger Sub, Inc.	Importer, distributor and developer of premium wine and spirits	12/2016	9.0%	164.2	164.2
				$5,998.1	$5,972.7

(1)                                 Represents the weighted average annual stated interest rate as of December 31, 2012. All interest rates are payable in cash.

(2)                                 Represents the fair value in accordance with ASC 820-10. The determination of such fair value is not included in the Company’s board of directors valuation process described elsewhere herein.

(3)                                 The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(4)                                 The Company also holds a second lien senior secured loan in the portfolio company.

(5)                                 The Company holds an equity investment in this portfolio company.

The amortized cost and fair value of the SSLP Certificates held by the Company was $1.2 billion and $1.3 billion, respectively, as of March 31, 2013 and December 31, 2012. The SSLP Certificates pay a weighted average contractual coupon of three month LIBOR plus approximately 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the underlying loan portfolio, which may result in a return to the holders of the SSLP Certificates that is greater than both the contractual coupon on the SSLP Certificates as well as the weighted average yield on the SSLP’s portfolio of 7.7% and 8.0% as of March 31, 2013 and December 31, 2012, respectively. The Company’s yield on its investment in the SSLP at fair value was 15.2% and 15.4% as of March 31, 2013 and December 31, 2012, respectively. For the three months ended March 31, 2013 and 2012, the Company earned interest income of $48.6 million and $43.3 million, respectively, from its investment in the SSLP Certificates.

The Company is also entitled to certain fees in connection with the SSLP. For the three months ended March 31, 2013 and 2012, in connection with the SSLP, the Company earned capital structuring service fees and sourcing, management and other fees totaling $7.9 million and $13.9 million, respectively.

Effective March 30, 2012, Ares Capital Management assumed from the Company the role of co-manager of the SSLP. However, this change did not impact the Company’s economics in respect of its participation in the SSLP and Ares Capital Management does not receive any remuneration in respect of its co-manager role.

Selected financial information for the SSLP as of and for the year ended December 31, 2012 is as follows:

As of and for the Year Ended
(in millions)	December 31, 2012
Selected Balance Sheet Information:
Investments in loans receivable, net of discount for loan origination fees	$5,952.3
Cash and other assets	$369.2
Total assets	$6,321.5

Senior notes	$4,840.4
Other liabilities	$46.9
Total liabilities	$4,887.3
Subordinated certificates and members’ capital	$1,434.2
Total liabilities and members’ capital	$6,321.5

Selected Statement of Operations Information:
Total revenues	$479.4
Total expenses	$258.7
Net income	$220.7

RESULTS OF OPERATIONS

For the three months ended March 31, 2013 and 2012

Operating results for the three months ended March 31, 2013 and 2012 are as follows:

	For the three months ended March 31,
(in millions)	2013	2012
Total investment income	$195.1	$167.7
Total expenses	92.2	88.0
Net investment income before income taxes	102.9	79.7
Income tax expense, including excise tax	3.8	2.7
Net investment income	99.1	77.0
Net realized gains (losses) on investments	11.7	(7.7)
Net unrealized gains (losses) on investments	(30.4)	36.2
Net increase in stockholders’ equity resulting from operations	$80.4	$105.5

Net income can vary substantially from period to period due to various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

	For the three months ended March 31,
(in millions)	2013	2012
Interest income from investments	$144.2	$132.9
Capital structuring service fees	6.0	17.7
Dividend income	32.1	9.2
Management and other fees	4.5	4.9
Other income	8.3	3.0
Total investment income	$195.1	$167.7

The increase in interest income from investments for the three months ended March 31, 2013 from the comparable period in 2012 was primarily due to the increase in the size of the portfolio, which increased from an average of $5.1 billion at amortized cost for the three months ended March 31, 2012 to an average of $5.9 billion at amortized cost for the comparable period in 2013. Even though new investment commitments increased slightly from $384 million for the three months ended March 31, 2012 to $410 million for the comparable period in 2013, capital structuring service fees decreased for the three months ended March 31, 2013 as compared to the comparable period in 2012 primarily due to the decrease in the average capital structuring service fees received on new investments, which decreased from 4.6% for the three months ended March 31, 2012 to 1.5% for the comparable period in 2013. The decrease in the average capital structuring service fees percentage during the three months ended March 31, 2013 as compared to the comparable period in 2012 was primarily due to a higher amount of refinancing activity in existing portfolio companies as opposed to investments made in new portfolio companies. For the three months ended March 31, 2013, dividend income included $27.4 million from the Company’s investment in Ivy Hill Asset Management, L.P. (“IHAM”) as compared to $4.7 million for the comparable period in 2012. The dividend from IHAM for the three months ended March 31, 2013 included an additional dividend of $17.4 million that was paid in addition to the quarterly dividend generally paid by IHAM. IHAM paid the additional dividend out of accumulated earnings that had previously been retained by IHAM. The increase in other income for the three months ended March 31, 2013 from the comparable period in 2012 was primarily attributable to higher amendment fees.

Operating Expenses

	For the three months ended March 31,
(in millions)	2013	2012
Interest and credit facility fees	$39.4	$32.8
Base management fees	23.2	20.0
Incentive fees related to pre-incentive fee net investment income	23.8	20.7
Incentive fees related to capital gains per GAAP	(3.8)	5.7
Professional fees	3.2	3.7
Administrative fees	2.6	2.3
Other general and administrative	3.8	2.8
Total operating expenses	$92.2	$88.0

Interest and credit facility fees for the three months ended March 31, 2013 and 2012, were comprised of the following:

	For the three months ended March 31,
(in millions)	2013	2012
Stated interest expense	$29.9	$25.5
Facility fees	2.6	1.3
Amortization of debt issuance costs	3.5	3.4
Accretion of discount on notes payable	3.4	2.6
Total interest and credit facility fees expense	$39.4	$32.8

Stated interest expense for the three months ended March 31, 2013 increased from the comparable period in 2012 due to the increase in the average principal amount of debt outstanding and an increase in our weighted average stated interest rate. For the three months ended March 31, 2013, our average principal debt outstanding was $2.1 billion as compared to $2.0 billion for the comparable period in 2012, and the weighted average stated interest rate on our debt was 5.8% for the three months ended March 31, 2013 as compared to 5.1% for the comparable period in 2012. The higher weighted average stated interest rate for 2013 relates to having borrowed, on a relative basis, less from our lower-cost floating rate revolving debt facilities and having more debt outstanding under our fixed rate term debt obligations.

The increase in base management fees and incentive fees related to pre-incentive fee net investment income for the three months ended March 31, 2013 from the comparable period in 2012 were primarily due to the increase in the size of the portfolio and in the case of incentive fees, the related increase in pre-incentive fee net investment income.

For the three months ended March 31, 2013, we recorded a reduction of $3.8 million in the capital gains incentive fee expense accrual calculated in accordance with GAAP. For the three months ended March 31, 2012, the capital gains incentive fee expense accrual calculated in accordance with GAAP was $5.7 million. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of March 31, 2013, the total capital gains incentive fee liability calculated in accordance with GAAP was $65.5 million (included in management and incentive fees payable in the consolidated balance sheet).  However, as of March 31, 2013, there was no capital gains fee actually payable under our investment advisory and management agreement. See Note 3 to the Company’s consolidated financial statements for the three months ended March 31, 2013 for more information on the incentive and base management fees.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company accrues excise tax on estimated excess taxable income as such taxable income is earned. For the three months ended March 31, 2013 and 2012, a net expense of $3.0 million and $2.0 million was recorded for U.S. federal excise tax, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three months ended March 31, 2013 and 2012, we recorded a tax expense of approximately $0.8 million and $0.7 million, respectively, for these subsidiaries.

Net Realized Gains/Losses

During the three months ended March 31, 2013, the Company had $235.7 million of sales, repayments or exits of investments resulting in $11.7 million of net realized gains. Net realized gains of $11.7 million on investments were comprised of $11.7 million of gross realized gains and $0.0 million of gross realized losses.

The realized gains and losses on investments during the three months ended March 31, 2013 consisted of the following:

(in millions)	Net Realized
Portfolio Company	Gains (Losses)
Performant Financial Corporation	$8.6
Other, net	3.1
Total	$11.7

During the three months ended March 31, 2012, the Company had $311.1 million of sales, repayments or exits of investments resulting in $7.7 million of net realized losses. These sales, repayments or exits included $6.2 million of investments sold to IHAM or certain vehicles managed by IHAM. There were no realized gains or losses on these transactions.  Net realized losses of $7.7 million on investments were comprised of $0.6 million of gross realized gains and $8.3 million of gross realized losses.

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

Net Unrealized Gains/Losses

We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses. Net unrealized gains and losses for the Company’s portfolio were comprised of the following:

	For the three months ended March 31,
(in millions)	2013	2012
Unrealized appreciation	$31.3	$63.2
Unrealized depreciation	(56.9)	(35.8)
Net unrealized (appreciation) depreciation reversed related to net realized gains or losses(1)	(4.8)	8.8
Total net unrealized gains (losses) from investments	$(30.4)	$36.2

(1)         The net unrealized (appreciation) depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

The changes in unrealized appreciation and depreciation during the three months ended March 31, 2013 consisted of the following:

Net Unrealized
(in millions)	Appreciation
Portfolio Company	(Depreciation)
Apple & Eve, LLC	$3.6
Matrixx Initiatives, Inc.	3.0
La Paloma Generating Company, LLC	2.3
American Broadband Communications, LLC	2.2
Orion Food, LLC	(2.4)
ADF Capital, Inc.	(2.5)
Ciena Capital LLC	(4.1)
CitiPostal Inc.	(5.3)
UL Holding Co., LLC	(6.2)
Ivy Hill Asset Management, L.P.(1)	(26.4)
Other, net	10.2
Total	$(25.6)

(1)   See “Results of Operations - Investment Income” for discussion of the dividend income from IHAM during the period.

The changes in unrealized appreciation and depreciation during the three months ended March 31, 2012 consisted of the following:

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated primarily from the net proceeds of public offerings of equity and debt securities, advances from the Revolving Credit Facility, the Revolving Funding Facility and the SMBC Funding Facility (each as defined below and together, the “Facilities”), net proceeds from the issuance of other securities, including convertible unsecured notes as well as cash flows from operations.

As of March 31, 2013, the Company had $102.5 million in cash and cash equivalents and $2.2 billion in total debt outstanding at carrying value ($2.3 billion at principal amount). Subject to leverage and borrowing base restrictions, the Company had approximately $1.6 billion available for additional borrowings under the Facilities as of March 31, 2013.

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

Equity Issuances

There were no sales of our equity securities for the three months ended March 31, 2013. See “Recent Developments” as well as Note 15 to our consolidated financial statements for the three months ended March 31, 2013 for more information on an equity offering completed subsequent to March 31, 2013.

As of March 31, 2013, total equity market capitalization for the Company was $4.5 billion compared to $4.4 billion as of December 31, 2012.

Debt Capital Activities

Our debt obligations consisted of the following as of March 31, 2013 and December 31, 2012:

	As of
	March 31, 2013					December 31, 2012
	Total					Total
	Aggregate					Aggregate
	Principal					Principal
	Amount					Amount
	Available/		Principal	Carrying		Available/		Principal	Carrying
(in millions)	Outstanding(1)		Amount	Value		Outstanding(1)		Amount	Value
Revolving Credit Facility	$900.0	(2)	$—	$—		$900.0	(2)	$—	$—
Revolving Funding Facility	620.0	(3)	280.0	280.0		620.0	(3)	300.0	300.0
SMBC Funding Facility	400.0		—	—		400.0		—	—
February 2016 Convertible Notes	575.0		575.0	550.4	(4)	575.0		575.0	548.5	(4)
June 2016 Convertible Notes	230.0		230.0	219.5	(4)	230.0		230.0	218.8	(4)
2017 Convertible Notes	162.5		162.5	158.5	(4)	162.5		162.5	158.3	(4)
2018 Convertible Notes	270.0		270.0	263.1	(4)	270.0		270.0	262.8	(4)
February 2022 Notes	143.8		143.8	143.8		143.8		143.8	143.8
October 2022 Notes	182.5		182.5	182.5		182.5		182.5	182.5
2040 Notes	200.0		200.0	200.0		200.0		200.0	200.0
2047 Notes	230.0		230.0	181.3	(5)	230.0		230.0	181.2	(5)
	$3,913.8		$2,273.8	$2,179.1		$3,913.8		$2,293.8	$2,195.9

(1)	Subject to borrowing base and leverage restrictions. Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.

(2)

Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of $1,350.0 million as of March 31, 2013. See Note 15 for subsequent events relating to the Revolving Credit Facility.

(3)

Provides for a feature that allows the Company and the Company’s consolidated subsidiary, Ares Capital CP Funding, LLC (“Ares Capital CP”), under certain circumstances, to increase the size of the Revolving Funding Facility to a maximum of $865.0 million.

(4)

Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes less the unaccreted discount initially recorded upon issuance of the Convertible Unsecured Notes. The total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, and the 2018 Convertible was $24.6 million, $10.5 million, $4.0 million and $6.9 million, respectively, as of March 31, 2013. The total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes and the 2018 Convertible Notes was $26.5 million, $11.2 million, $4.2 million and $7.2 million, respectively, as of December 31, 2012.

(5)

Represents the aggregate principal amount outstanding less the unaccreted purchased discount. The total unaccreted purchased discount on the 2047 Notes was $48.7 million and $48.8 million as of March 31, 2013 and December 31, 2012.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all our debt outstanding as of March 31, 2013 were 5.5% and 9.6 years, respectively and as of December 31, 2012 were 5.5% and 9.8 years, respectively. The ratio of total carrying value of debt outstanding to stockholders’ equity as of March 31, 2013 and December 31, 2012 was 0.55:1.00.

In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as calculated in accordance with the Investment Company Act, is at least 200% after such borrowing. As of March 31, 2013, our asset coverage was 283%.

Revolving Credit Facility

In December 2005, we entered into a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), which allows us to borrow up to $900 million as of March 31, 2013 at any one time outstanding. As of March 31, 2013, the end of the revolving period and the stated maturity date for the Revolving Credit Facility were May 4, 2015 and May 4, 2016, respectively. The Revolving Credit Facility also provides for a feature that as of March 31, 2013 allows us, under certain circumstances, to increase the size of the facility to a maximum of $1.35 billion. As of March 31, 2013, the interest rate charged on the Revolving Credit Facility was based on LIBOR plus an applicable spread of 2.25% or a “base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 1.25%. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of March 31, 2013, there were no amounts outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility. See “Recent Developments”, as well as Note 15 to our consolidated financial statements for the three months ended March 31, 2013 for more information on a recent amendment to the Revolving Credit Facility.

Revolving Funding Facility

In October 2004, we established through Ares Capital CP, a revolving funding facility (as amended, the “Revolving Funding Facility”), which allows Ares Capital CP to borrow up to $620 million at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and its membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are April 18, 2015 and April 18, 2017, respectively. The Revolving Funding Facility also provides for a feature that allows, under certain circumstances, for an increase in the size of the facility to a maximum of $865 million. The interest rate charged on the Revolving Funding Facility is one month LIBOR plus an applicable spread ranging from 2.25% to 2.50% over LIBOR and ranging from 1.25% to 1.50% over “base rate,” (as defined in the agreements governing the Revolving Funding Facility) in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the facility. Additionally, we are required to pay a commitment fee of between 0.50% and 1.75% depending on the size of the unused portion of the Revolving Funding Facility. As of March 31, 2013, the principal amount outstanding under the Revolving Funding Facility was $280.0 million and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

SMBC Funding Facility

In January 2012, we established through our consolidated subsidiary, Ares Capital JB Funding LLC, (“ACJB”), a revolving funding facility (as amended, the “SMBC Funding Facility”), which allows ACJB to borrow up to $400 million at any one time outstanding. The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility are September 14, 2015 and September 14, 2020, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement.  The interest rate charged on the SMBC Funding Facility is based on one month LIBOR plus an applicable spread of 2.125% or a “base rate” (as defined in the agreements governing the SMBC Funding Facility) plus an applicable spread of 1.125%. ACJB is not required to pay a commitment fee until September 15, 2013, at which time ACJB is required to pay a commitment fee of 0.50% depending on the size of the unused portion of the SMBC Funding Facility. As of March 31, 2013, there were no amounts outstanding under the SMBC Funding Facility and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

Convertible Unsecured Notes

In January 2011, we issued $575 million aggregate principal amount of unsecured convertible senior notes that mature on February 1, 2016, unless previously converted or repurchased in accordance with their terms (the “February 2016 Convertible Notes”). In March 2011, we issued $230 million aggregate principal amount of unsecured convertible senior notes that mature on June 1, 2016, unless previously converted or repurchased in accordance with their terms (the “June 2016 Convertible Notes”). In March 2012, we issued $162.5 million aggregate principal amount of unsecured convertible senior notes that mature on March 15, 2017, unless previously converted or repurchased in accordance with their terms (the “2017 Convertible Notes”). In the fourth quarter of 2012, we issued $270.0 million aggregate principal amount of unsecured convertible senior notes that mature on January 15, 2018, unless previously converted or repurchased in accordance with their terms (the “2018 Convertible Notes” and together with the February 2016 Convertible Notes, the June 2016 Convertible Notes and the 2017 Convertible Notes, the “Convertible Unsecured Notes”). We do not have the right to redeem the Convertible Unsecured Notes prior to maturity. The February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes and the 2018 Convertible Notes bear interest at a rate of 5.750%, 5.125%, 4.875% and 4.750%, respectively, per year, payable semi-annually.

In certain circumstances, the Convertible Unsecured Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at their respective conversion rates (listed below as of March 31, 2013) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the respective Convertible Unsecured Notes Indenture. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if we engage in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require us to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes are listed below.

	February 2016	June 2016	2017	2018
	Convertible Notes	Convertible Notes	Convertible Notes	Convertible Notes
Conversion premium	17.5%	17.5%	17.5%	17.5%
Closing stock price at issuance	$16.28	$16.20	$16.46	$16.91
Closing stock price date	January 19, 2011	March 22, 2011	March 8, 2012	October 3, 2012
Conversion price as of March 31, 2013	$18.86	$18.77	$19.20	$19.81
Conversion rate as of March 31, 2013 (shares per one thousand dollar principal amount)	53.0167	53.2786	52.0894	50.4731
Conversion dates	August 15, 2015	December 15, 2015	September 15, 2016	July 15, 2017

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

October 2022 Notes

In September 2012 and October 2012, we issued $182.5 million in aggregate principal amount of senior unsecured notes, which bear interest at a rate of 5.875% per year and mature on October 1, 2022 (the “October 2022 Notes”). The October 2022 Notes require payment of interest quarterly and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time at our option on or after October 1, 2015, at a par redemption price of $25.00 per security plus accrued interest and unpaid interest.

2040 Notes

In October 2010, we issued $200.0 million in aggregate principal amount of senior unsecured notes which bear interest at a rate of 7.75% and mature on October 15, 2040 (the “2040 Notes”). The 2040 Notes require payment of interest quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time at our option on or after October 15, 2015, at a par redemption price of $25.00 per security plus accrued and unpaid interest.

2047 Notes

As part of the Allied Acquisition, we assumed $230.0 million aggregate principal amount of senior unsecured notes which bear interest at a rate of 6.875% and mature on April 15, 2047 (the “2047 Notes” and together with the February 2022 Notes, the October 2022 Notes and the 2040 Notes, the “Unsecured Notes”). The 2047 Notes require payment of interest quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time at our option, at a par redemption price of $25.00 per security plus accrued and unpaid interest and upon the occurrence of certain tax events as described in the indenture governing the 2047 Notes.

As of March 31, 2013 we were in compliance in all material respects with the terms of the indentures governing the Unsecured Notes.

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

See Note 5 to our consolidated financial statements for the three months ended March 31, 2013 for more detail on the Company’s debt obligations.

OFF BALANCE SHEET ARRANGEMENTS

The Company has various commitments to fund investments in its portfolio, as described below.

As of March 31, 2013 and December 31, 2012, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company’s discretion:

	As of
(in millions)	March 31, 2013	December 31, 2012
Total revolving and delayed draw commitments	$517.0	$466.6
Less: funded commitments	(98.5)	(107.1)
Total unfunded commitments	418.5	359.5
Less: commitments substantially at discretion of the Company	(28.2)	(6.0)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(2.2)	(0.6)
Total net adjusted unfunded revolving and delayed draw commitments	$388.1	$352.9

Included within the total revolving and delayed draw commitments as of March 31, 2013 were commitments to issue up to $63.9 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. Under these arrangements, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. As of March 31, 2013, the Company had $43.1 million in standby letters of credit issued and outstanding under these commitments on behalf of the portfolio companies, of which no amounts were recorded as a liability on our balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit, $43.0 million expire in 2013 and $0.1 million expire in 2014.

As of March 31, 2013 and December 31, 2012, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of
(in millions)	March 31, 2013	December 31, 2012
Total private equity commitments	$134.7	$131.0
Less: funded private equity commitments	(71.0)	(66.5)
Total unfunded private equity commitments	63.7	64.5
Less: private equity commitments substantially at discretion of the Company	(48.0)	(53.1)
Total net adjusted unfunded private equity commitments	$15.7	$11.4

In addition, as of March 31, 2013 and December 31, 2012, the Company had outstanding guarantees or similar obligations on behalf of certain portfolio companies totaling $0.8 million.

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

As of March 31, 2013, one of the Company’s portfolio companies, Ciena Capital LLC (“Ciena”), had one non-recourse securitization Small Business Administration (“SBA”) loan warehouse facility, which has reached its maturity date but remains outstanding. Ciena is working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. Allied Capital Corporation (“Allied Capital”) had previously issued a performance guaranty (which Ares Capital succeeded to as a result of the Allied Acquisition) whereby Ares Capital must indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse facility. As of March 31, 2013, there were no known issues or claims with respect to this performance guaranty.

RECENT DEVELOPMENTS

In April 2013, we completed a public add-on equity offering (the “April 2013 Offering”) pursuant to which we sold 19.1 million shares of common stock at a price of $17.43 per share to the participating underwriters. Total proceeds from the April 2013 Offering, net of estimated offering expenses payable by us, were approximately $333.2 million.

In May 2013, we entered into an amendment to the Revolving Credit Facility.  The amendment, among other things, (1) extended the end of the revolving period from May 4, 2015 to May 4, 2017, (2) extended the stated maturity date from May 4, 2016 to May 4, 2018, (3) reduced the interest rate charged from LIBOR plus an applicable spread of 2.25% or a “base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 1.25% to LIBOR plus an applicable spread of 2.00% or a “base rate” plus an applicable spread of 1.00% and (4) increased total commitments to $930 million as well as provided for a feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of $1,400 million.

From April 1, 2013 through May 3, 2013, we made new investment commitments of $388 million, of which $376 million were funded. Of these new commitments, 74% were in first lien senior secured loans, 21% were investments in subordinated certificates of the SSLP, the proceeds of which were applied to co-investments with GE to fund first lien senior secured loans through the SSLP, and 5% were in second lien senior secured loans. Of the $388 million of new investment commitments, 94% were floating rate and 6% were fixed rate. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 10.1%. We may seek to syndicate a portion of these new investment commitments, although there can be no assurance that we will be able to do so.

From April 1, 2013 through May 3, 2013, we exited $27 million of investment commitments. Of these investment commitments, 100% were first lien senior secured loans. Of the $27 million of exited investment commitments, 83% were floating rate, 5% were fixed rate and 12% were on non-accrual status. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was 7.9%. On the $27 million of investment commitments exited from April 1, 2013 through May 3, 2013, we recognized total net realized losses of approximately $1 million.

In addition, as of May 3, 2013, we had an investment backlog and pipeline of approximately $640 million and $690 million, respectively. Investment backlog includes transactions approved by our investment adviser’s investment committee and/or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. Investment pipeline includes transactions where due diligence and analysis are in process, but no formal mandate, letter of intent or signed commitment have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may syndicate a portion of these investments. We cannot assure you that we will make any of these investments or that we will syndicate any portion of these investments.

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

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of our investments) are valued at fair value as determined in good faith by our board of directors, based on, among other things, the input of our investment adviser, audit committee and independent third-party valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12 month period, (with certain de minimis exceptions) and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter, and a minimum of 50% of our portfolio at fair value is subject to review by an independent valuation firm each quarter. In addition, our independent registered public accounting firm reviews our valuation process as part of their overall integrated audit.

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

As of March 31, 2013, approximately 14% of the investments at fair value in our portfolio bore interest at fixed rates, approximately 75% bore interest at variable rates, 10% were non-interest earning and 1% were on non-accrual status. Additionally, for the variable rate investments, 70% of these investments contained interest rate floors (representing 53% of total investments at fair value). The Facilities all bear interest at variable rates with no interest rate floors, while the Unsecured Notes and the Convertible Unsecured Notes bear interest at fixed rates.

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

Based on our March 31, 2013 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions)	Interest	Interest	Net
Basis Point Change	Income	Expense	Income
Up 300 basis points	$72.0	$8.4	$63.6
Up 200 basis points	$28.8	$5.6	$23.2
Up 100 basis points	$(12.4)	$2.8	$(15.2)
Down 100 basis points	$4.8	$(0.6)	$5.4
Down 200 basis points	$4.7	$(0.6)	$5.3
Down 300 basis points	$4.7	$(0.6)	$5.3

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

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, the Company’s principal executive and financial officers have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports it files or submits under the Securities Exchange Act of 1934.

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933.

We did not repurchase any shares of our common stock during the period covered in this report.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

On May 2, 2013, the Company’s board of directors appointed Michael J. Arougheti, 40, as the Company’s Chief Executive Officer.  Mr.Arougheti served as the Company’s President since its initial public offering in 2004 until his appointment as the Company’s CEO and has served on the Company’s board of directors since 2009.  Mr. Arougheti will also continue to serve as a Senior Partner in the Private Debt Group of Ares Management, a member of Ares Management’s Executive Committee and a member of Ares Capital Management’s Investment Committee.

On May 2, 2013, the Company’s board of directors appointed R. Kipp deVeer III, 40, as the Company’s President. Mr. deVeer has served as an executive of Ares Capital Management since 2004. Mr. deVeer will also continue to serve as a Senior Partner in the Private Debt Group of Ares Management and as a member of Ares Capital Management’s Investment Committee.  Mr. deVeer has been with Ares Management since 2004.

On May 2, 2013, the Company’s board of directors appointed Eric B. Beckman, 47, as Executive Vice President of the Company.  Mr. Beckman has served as an executive of Ares Capital Management since 2004. Mr. Beckman will also continue to serve as a Senior Partner in the Private Debt Group of Ares Management and as a member of Ares Capital Management’s Investment Committee.  Mr. Beckman has been with Ares Management since 1998.

On May 2, 2013, the Company’s board of directors appointed Mitchell S. Goldstein, 46, as Executive Vice President of the Company. Mr. Goldstein has served as an executive of Ares Capital Management since 2005. Mr. Goldstein will also continue to serve as a Senior Partner in the Private Debt Group of Ares Management and as a member of Ares Capital Management’s Investment Committee.  Mr. Goldstein has been with Ares Management since 2005.

On May 2, 2013, the Company’s board of directors appointed Michael L. Smith, 42, as Executive Vice President of the Company.  Mr. Smith has served as an executive of Ares Capital Management since 2004. Mr. Smith will also continue to serve as a Senior Partner in the Private Debt Group of Ares Management and as a member of Ares Capital Management’s Investment Committee.  Mr. Smith has been with Ares Management since 2004.

Item 6.  Exhibits.

EXHIBIT INDEX

Number	Description
3.1	Articles of Amendment and Restatement, as amended(1)
3.2	Second Amended and Restated Bylaws, as amended(2)
10.1

Amendment No. 6 to Loan and Servicing Agreement, dated as of January 25, 2013, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Securities, LLC, as agent, Wells Fargo Bank, National Association, as swingline lender, and the other lenders party thereto(3)

10.2	Form of Indemnification Agreement between Ares Capital Corporation and directors and certain officers(4)
10.3	Form of Indemnification Agreement between Ares Capital Corporation and members of Ares Capital Management LLC investment committee(4)
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended September 30, 2012, filed on November 5, 2012.

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended June 30, 2010, filed on August 5, 2010.

(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 8, 2013.

(4)	Incorporated by reference to Exhibits (k)(3) and (k)(4), as applicable, to the Company’s Form N-2 (File No. 333-188175), filed on April 26, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES CAPITAL CORPORATION

Dated: May 7, 2013	By	/s/ MICHAEL J. AROUGHETI
Michael J. Arougheti
Chief Executive Officer

Dated: May 7, 2013	By	/s/ PENNI F. ROLL
Penni F. Roll
Chief Financial Officer