Form 10-Q
period 2013-06-30
ARES CAPITAL CORP
filed 2013-08-06
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2013
Common stock, $0.001 par value	268,312,478

ARES CAPITAL CORPORATION

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands, except per share data)

	As of
	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate investments	$4,596,138	$3,822,715
Non-controlled affiliate company investments	289,441	323,059
Controlled affiliate company investments	1,929,381	1,778,781
Total investments at fair value (amortized cost of $6,713,016 and $5,823,451, respectively)	6,814,960	5,924,555
Cash and cash equivalents	100,517	269,043
Receivable for open trades	144	131
Interest receivable	119,467	108,998
Other assets	95,736	98,497
Total assets	$7,130,824	$6,401,224
LIABILITIES
Debt	$2,562,440	$2,195,872
Management and incentive fees payable	123,822	131,585
Accounts payable and other liabilities	56,098	53,178
Interest and facility fees payable	40,343	30,603
Payable for open trades	76	1,640
Total liabilities	2,782,779	2,412,878
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Common stock, par value $.001 per share, 500,000 common shares authorized 268,312 and 248,653 common shares issued and outstanding, respectively	268	249
Capital in excess of par value	4,459,701	4,117,517
Accumulated overdistributed net investment income	(31,580)	(27,910)
Accumulated net realized loss on investments, foreign currency transactions, extinguishment of debt and other assets	(182,288)	(202,614)
Net unrealized gain on investments	101,944	101,104
Total stockholders’ equity	4,348,045	3,988,346
Total liabilities and stockholders’ equity	$7,130,824	$6,401,224
NET ASSETS PER SHARE	$16.21	$16.04

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income from investments	$94,390	$77,097	$179,512	$149,360
Capital structuring service fees	13,527	12,568	17,631	20,445
Dividend income	5,073	3,518	9,097	7,320
Management and other fees	349	332	663	660
Other income	3,137	4,471	9,332	7,215
Total investment income from non- controlled/non-affiliate company investments	116,476	97,986	216,235	185,000

From non-controlled affiliate company investments:
Interest income from investments	5,635	5,762	11,651	10,259
Capital structuring service fees	—	895	—	895
Dividend income	560	323	1,163	639
Management and other fees	—	63	—	126
Other income	38	265	129	294
Total investment income from non- controlled affiliate company investments	6,233	7,308	12,943	12,213

From controlled affiliate company investments:
Interest income from investments	57,944	55,183	110,983	111,308
Capital structuring service fees	10,622	7,804	12,509	17,587
Dividend income	10,145	5,097	37,607	10,198
Management and other fees	4,644	4,117	8,828	8,658
Other income	59	60	2,073	329
Total investment income from controlled affiliate company investments	83,414	72,261	172,000	148,080

Total investment income	206,123	177,555	401,178	345,293

EXPENSES:
Interest and credit facility fees	40,261	35,018	79,608	67,794
Base management fees	24,902	20,811	48,120	40,797
Incentive fees	33,374	22,733	53,459	49,119
Professional fees	3,736	3,548	6,880	7,234
Administrative fees	2,606	2,217	5,198	4,537
Other general and administrative	3,748	2,474	7,516	5,275
Total expenses	108,627	86,801	200,781	174,756

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET INVESTMENT INCOME BEFORE INCOME TAXES	97,496	90,754	200,397	170,537

Income tax expense, including excise tax	3,919	2,853	7,723	5,598

NET INVESTMENT INCOME	93,577	87,901	192,674	164,939

REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	5,777	(35,040)	16,428	(34,578)
Non-controlled affiliate company investments	128	68	145	71
Controlled affiliate company investments	2,743	(3,925)	3,753	(12,061)
Net realized gains (losses)	8,648	(38,897)	20,326	(46,568)

Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	18,149	33,192	24,098	39,209
Non-controlled affiliate company investments	(580)	4,038	(1,933)	14,131
Controlled affiliate company investments	13,704	7,376	(21,325)	27,446
Net unrealized gains	31,273	44,606	840	80,786

Net realized and unrealized gains from investments	39,921	5,709	21,166	34,218

REALIZED LOSS ON EXTINGUISHMENT OF DEBT	—	(2,678)	—	(2,678)

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$133,498	$90,932	$213,840	$196,479

BASIC AND DILUTED EARNINGS PER COMMON SHARE (Note 9)	$0.50	$0.41	$0.83	$0.90

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING — BASIC AND DILUTED (Note 9)	266,174	221,878	257,464	219,461

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
AGILE Fund I, LLC(9)	Investment partnership	Member interest (0.50% interest)		4/1/2010	$121	$28	(2)
CIC Flex, LP (9)	Investment partnership	Limited partnership units (0.94 unit)		9/7/2007	1,032	3,014	(2)
Covestia Capital Partners, LP (9)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	826	936	(2)
Dynamic India Fund IV, LLC (9)	Investment company	Member interest (5.44% interest)		4/1/2010	4,822	3,166
HCI Equity, LLC (7)(8)(9)	Investment company	Member interest (100.00% interest)		4/1/2010	182	343
Imperial Capital Private Opportunities, LP (9)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	5,971	12,966	(2)
Partnership Capital Growth Fund I, L.P. (9)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	1,507	3,953	(2)
Partnership Capital Growth Investors III, L.P. (9)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	2,320	2,411	(2)
Piper Jaffray Merchant Banking Fund I, L.P. (9)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	586	538	(2)
Senior Secured Loan Fund LLC (7)(10)	Co-investment vehicle	Subordinated certificates ($1,414,988 par due 12/2022)	8.27% (Libor + 8.00%/Q)(22)	10/30/2009	1,411,466	1,436,213
		Member interest (87.50% interest)		10/30/2009	—	—
					1,411,466	1,436,213
VSC Investors LLC (9)	Investment company	Membership interest (1.95% interest)		1/24/2008	604	1,145	(2)
					1,429,437	1,464,713		33.70%
Healthcare-Services
AxelaCare Holdings, Inc. and AxelaCare Investment Holdings, L.P.	Provider of home infusion services	Senior secured loan ($7,500 par due 4/2019)	5.75% (Libor + 4.50%/Q)	4/12/2013	7,500	7,500	(2)(21)
		Preferred units (7,425,000 units)		4/12/2013	743	743	(2)
		Common units (75,000 units)		4/12/2013	7	7	(2)
					8,250	8,250

California Forensic Medical Group, Incorporated	Correctional facility healthcare operator	Senior secured revolving loan	—	11/16/2012	—	—	(2)(23)
		Senior secured loan ($53,911 par due 11/2018)	9.25% (Libor + 8.00%/Q)	11/16/2012	53,911	53,911	(3)(21)
					53,911	53,911
CCS Group Holdings, LLC	Correctional facility healthcare operator	Class A units (601,937 units)		8/19/2010	602	1,410	(2)
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings LLC (6)	Healthcare analysis services provider	Senior secured loan ($7,498 par due 3/2017)	7.75% (Libor + 6.50%/Q)	3/15/2011	7,498	7,498	(2)(21)
		Senior secured loan ($7,108 par due 3/2017)	7.75% (Libor + 6.50%/Q)	3/15/2011	7,108	7,108	(3)(21)
		Class A common stock (9,679 shares)		6/15/2007	4,000	5,723	(2)
		Class C common stock (1,546 shares)		6/15/2007	—	1,578	(2)
					18,606	21,907
INC Research, Inc.	Pharmaceutical and biotechnology consulting services	Common stock (1,410,000 shares)		9/27/2010	1,513	910	(2)
Intermedix Corporation	Revenue cycle management provider to the emergency healthcare industry	Junior secured loan ($112,000 par due 6/2019)	10.25% (Libor + 9.00%/Q)	12/27/2012	112,000	112,000	(2)(21)
JHP Group Holdings, Inc.	Marketer and manufacturer of branded and generic specialty pharmaceutical products	Series A preferred stock (1,000,000 shares)	6.00% PIK	2/19/2013	1,000	1,455	(2)
Magnacare Holdings, Inc., Magnacare Administrative Services, LLC, and Magnacare, LLC	Healthcare professional provider	Senior secured loan ($137,104 par due 3/2018)	9.00% (Libor + 8.00%/Q)	9/15/2010	137,781	137,104	(2)(21)
		Senior secured loan ($57,900 par due 3/2018)	9.00% (Libor + 8.00%/Q)	9/15/2010	57,900	57,900	(3)(21)
		Senior secured loan ($4,825 par due 3/2018)	9.00% (Libor + 8.00%/Q)	3/16/2012	4,825	4,825	(4)(21)
					200,506	199,829

As of June 30, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
MW Dental Holding Corp.	Dental services provider	Senior secured revolving loan ($3,500 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	3,500	3,500	(2)(21)
		Senior secured loan ($55,746 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	55,746	55,746	(2)(21)
		Senior secured loan ($49,005 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	49,005	49,005	(3)(21)
		Senior secured loan ($9,850 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	9,850	9,850	(4)(21)
					118,101	118,101
Napa Management Services Corporation	Anesthesia management services provider	Senior secured revolving loan ($2,880 par due 4/2018)	6.50% (Libor + 5.25%/M)	4/15/2011	2,880	2,880	(2)(21)
		Senior secured loan ($23,615 par due 4/2018)	6.50% (Libor + 5.25%/M)	4/15/2011	23,615	23,615	(2)(21)
		Senior secured loan ($33,434 par due 4/2018)	6.50% (Libor + 5.25%/M)	4/15/2011	33,364	33,434	(3)(21)
		Common units (5,000 units)		4/15/2011	5,000	6,486	(2)
					64,859	66,415
Netsmart Technologies, Inc. and NS Holdings, Inc.	Healthcare technology provider	Senior secured loan ($232 par due 12/2017)	8.25% (Base Rate + 5.00%/Q)	12/18/2012	232	232	(2)(18)(21)
		Senior secured loan ($40 par due 12/2017)	8.25% (Base Rate + 5.00%/Q)	12/18/2012	40	40	(2)(18)(21)
		Senior secured loan ($36,725 par due 12/2017)	7.25% (Libor + 6.00%/Q)	12/18/2012	36,725	36,725	(2)(18)(21)
		Senior secured loan ($2,847 par due 12/2017)	7.25% (Libor + 6.00%/Q)	12/18/2012	2,847	2,847	(2)(18)(21)
		Common stock (2,500,000 shares)		6/21/2010	2,500	2,441	(2)
					42,344	42,285
OnCURE Medical Corp.	Radiation oncology care provider	Common stock (857,143 shares)		8/18/2006	3,000	—	(2)
Passport Health Communications, Inc., Passport Holding Corp. and Prism Holding Corp.	Healthcare technology provider	Series A preferred stock (1,594,457 shares)	10.00% PIK	7/30/2008	5,312	6,417	(2)
		Common stock (16,106 shares)		7/30/2008	100	—	(2)
					5,412	6,417
PG Mergersub, Inc. and PGA Holdings, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Junior secured loan ($21,316 par due 10/2018)	8.25% (Libor + 7.00%/Q)	4/19/2012	21,316	21,316	(2)(21)
		Preferred stock (333 shares)		3/12/2008	125	16	(2)
		Common stock (16,667 shares)		3/12/2008	167	792	(2)
					21,608	22,124
POS I Corp. (fka Vantage Oncology, Inc.)	Radiation oncology care provider	Common stock (62,157 shares)		2/3/2011	4,670	2,357	(2)
RCHP, Inc.	Operator of general acute care hospitals	Senior secured loan ($14,963 par due 11/2018)	7.00% (Libor + 5.75%/Q)	11/4/2011	14,963	14,963	(2)(21)
		Senior secured loan ($60,823 par due 11/2018)	7.00% (Libor + 5.75%/Q)	11/4/2011	60,799	60,823	(3)(21)
		Junior secured loan ($85,000 par due 5/2019)	11.50% (Libor + 10.00%/Q)	11/4/2011	85,000	85,000	(2)(21)
					160,762	160,786
Reed Group, Ltd.	Medical disability management services provider	Equity interests		4/1/2010	—	—	(2)
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	Senior secured loan ($5,000 par due 7/2015)	11.00%	6/28/2012	4,978	5,000	(2)
		Warrants to purchase up to 99,094 shares of Series C preferred stock		6/26/2012	38	15	(2)
					5,016	5,015
Sage Products Holdings III, LLC	Patient infection control and preventive care solutions provider	Junior secured loan ($75,000 par due 6/2020)	9.25% (Libor + 8.00%/Q)	12/13/2012	75,000	75,000	(2)(21)
Sorbent Therapeutics, Inc.	Orally-administered drug developer	Senior secured loan ($6,500 par due 9/2016)	10.25%	4/23/2013	6,500	6,435	(2)
		Warrant to purchase up to 727,272 shares of Series C Preferred Stock		4/23/2013	—	5	(2)
					6,500	6,440
Soteria Imaging Services, LLC (6)	Outpatient medical	Junior secured loan ($2,504		4/1/2010	2,037	682	(20)

As of June 30, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
	imaging provider	par due 11/2010) Preferred member units (1,823,179 units)		4/1/2010	—	—	(2)
					2,037	682
SurgiQuest, Inc.	Medical device company	Senior secured loan ($7,000 par due 10/2016)	10.00%	9/28/2012	6,823	7,000	(2)
		Warrants to purchase up to 54,672 shares of Series D-4 convertible preferred stock		9/28/2012	—	—	(2)
					6,823	7,000
U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	Senior secured loan ($14,925 par due 12/2018)	6.50% (Libor + 5.50%/Q)	12/27/2012	14,925	14,925	(2)(21)
Young Innovations, Inc.	Dental supplier and equipment manufacturer	Senior secured loan ($78 par due 1/2019)	6.75% (Base Rate + 3.50%/Q)	1/31/2013	78	78	(2)(21)
		Senior secured loan ($115 par due 1/2019)	6.75% (Base Rate + 3.50%/Q)	1/31/2013	115	115	(3)(21)
		Senior secured loan ($14,423 par due 1/2019)	5.75% (Libor + 4.50%/Q)	1/31/2013	14,423	14,423	(2)(21)
		Senior secured loan ($21,291 par due 1/2019)	5.75% (Libor + 4.50%/Q)	1/31/2013	21,291	21,291	(3)(21)
					35,907	35,907
					963,352	963,126		22.15%
Education
American Academy Holdings, LLC	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	Senior secured revolving loan ($4,850 par due 3/2019)	6.00% (Libor + 5.00%/Q)	3/18/2011	4,850	4,850	(2)(21)
		Senior secured loan ($7,781 par due 3/2019)	6.00% (Libor + 5.00%/Q)	3/18/2011	7,781	7,781	(2)(21)
		Senior secured loan ($60,600 par due 3/2019)	6.00% (Libor + 5.00%/Q)	3/18/2011	60,600	60,600	(3)(21)
		Senior secured loan ($4,759 par due 3/2019)	6.00% (Libor + 5.00%/Q)	3/18/2011	4,759	4,759	(4)(21)
		Senior secured loan ($10,306 par due 3/2019)	6.00% (Libor + 5.00%/Q)	3/18/2011	10,306	10,306	(2)(21)
		Senior secured loan ($5,970 par due 3/2019)	6.00% (Libor + 5.00%/Q)	3/18/2011	5,970	5,970	(2)(21)
					94,266	94,266
Campus Management Corp. and Campus Management Acquisition Corp. (6)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10,520	2,044	(2)
Community Education Centers, Inc.	Offender re-entry and in-prison treatment services provider	Senior secured loan ($14,643 par due 12/2014)	6.25% (Libor + 5.25%/Q)	12/10/2010	14,643	14,643	(2)(15)(21)
		Senior secured loan ($357 par due 12/2014)	7.50% (Base Rate + 4.25%/Q)	12/10/2010	357	357	(2)(15)(21)
		Junior secured loan ($10,304 par due 12/2015)	15.27% (Libor + 8.50% Cash, 6.50% PIK/Q)	12/10/2010	10,304	9,480	(2)
		Junior secured loan ($34,145 par due 12/2015)	15.28% (Libor + 8.50% Cash, 6.50% PIK/Q)	12/10/2010	34,145	31,414	(2)
		Warrants to purchase up to 654,618 shares		12/10/2010	—	7	(2)
					59,449	55,901
eInstruction Corporation	Developer, manufacturer and retailer of educational products	Senior secured loan ($17,000 par due 7/2014)		4/1/2010	15,257	—	(2)(20)
		Senior subordinated loan ($34,637 par due 1/2015)		4/1/2010	24,151	—	(2)(20)
		Common stock (2,406 shares)		4/1/2010	926	—	(2)
					40,334	—
ELC Acquisition Corp., ELC Holdings Corporation, and Excelligence Learning Corporation (6)	Developer, manufacturer and retailer of educational products	Preferred stock (99,492 shares)	12.00% PIK	8/1/2011	11,208	12,482	(2)
		Common stock (50,800 shares)		8/1/2011	51	4,546	(2)
					11,259	17,028
Infilaw Holding, LLC	Operator of for-profit law schools	Senior secured revolving loan	—	8/25/2011	—	—	(2)(23)
		Senior secured loan ($1 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	1	1	(2)(21)
		Senior secured loan ($19,014 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	19,014	19,014	(3)(21)

As of June 30, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Series A preferred units (124,890 units)	9.50% (Libor + 8.50%/Q)	8/25/2011	124,890	124,890	(2)(21)
		Series B preferred stock (3.91 units)		10/19/2012	9,245	10,258	(2)
					153,150	154,163
Instituto de Banca y Comercio, Inc.	Private school operator	Senior secured loan ($15,000 par due 6/2015)	10.50% (Libor + 8.25%/Q)	4/24/2013	14,966	15,000	(2)(21)
		Senior secured loan ($40,062 par due 6/2015)	10.50% (Libor + 8.25%/Q)	4/24/2013	39,971	40,062	(3)(21)
		Series B preferred stock (1,750,000 shares)		8/5/2010	5,000	7,695	(2)
		Series C preferred stock (2,512,586 shares)		6/7/2010	689	—	(2)
		Common stock (20 shares)		6/7/2010	—	—	(2)
					60,626	62,757
Lakeland Tours, LLC	Educational travel provider	Senior secured revolving loan ($9,844 par due 12/2016)	5.25% (Libor + 4.25%/Q)	10/4/2011	9,844	9,844	(2)(21)(24)
		Senior secured loan ($58,826 par due 12/2016)	9.25% (Libor + 8.25%/Q)	10/4/2011	58,685	58,826	(2)(14)(21)
		Senior secured loan ($1,726 par due 12/2016)	5.25% (Libor + 4.25%/Q)	10/4/2011	1,722	1,727	(2)(21)
		Senior secured loan ($40,362 par due 12/2016)	9.25% (Libor + 8.25%/Q)	10/4/2011	40,265	40,362	(3)(14)(21)
		Senior secured loan ($8,632 par due 12/2016)	5.25% (Libor + 4.25%/Q)	10/4/2011	8,612	8,632	(3)(21)
		Common stock (5,000 shares)		10/4/2011	5,000	5,112	(2)
					124,128	124,503
R3 Education, Inc. and EIC Acquisitions Corp.	Medical school operator	Preferred stock (8,800 shares)		7/30/2008	2,200	1,936	(2)
		Common membership interest (26.27% interest)		9/21/2007	15,800	29,905	(2)
		Warrants to purchase up to 27,890 shares		12/8/2009	—	—	(2)
					18,000	31,841
RuffaloCODY, LLC	Provider of student fundraising and enrollment management services	Senior secured loan ($53,268 par due 5/2019)	5.50% (Libor + 4.25%/Q)	5/29/2013	53,268	53,268	(2)(21)
					625,000	595,771		13.70%
Services-Other
Capital Investments and Ventures Corp.	SCUBA diver training and certification provider	Senior secured loan ($52,586 par due 8/2018)	8.50% (Libor + 7.25%/Q)	8/9/2012	52,586	52,586	(2)(21)
		Senior secured loan ($9,589 par due 8/2018)	8.50% (Libor + 7.25%/Q)	8/9/2012	9,589	9,589	(3)(21)
		Senior secured loan ($9,565 par due 8/2018)	8.50% (Libor + 7.25%/Q)	8/9/2012	9,565	9,565	(4)(21)
					71,740	71,740
Competitor Group, Inc. and Calera XVI, LLC	Endurance sports media and event operator	Senior secured revolving loan ($2,850 par due 11/2018)	10.00% (Base Rate + 6.75%/Q)	11/30/2012	2,850	2,707	(2)(21)
		Senior secured revolving loan ($900 par due 11/2018)	9.00% (Libor + 7.75%/Q)	11/30/2012	900	855	(2)(21)
		Senior secured loan ($24,377 par due 11/2018)	9.00% (Libor + 7.75%/Q)	11/30/2012	24,377	23,159	(2)(21)
		Senior secured loan ($29,850 par due 11/2018)	9.00% (Libor + 7.75%/Q)	11/30/2012	29,850	28,357	(3)(21)
		Membership units (2,500,000 units)		11/30/2012	2,510	1,282	(2)(9)
					60,487	56,360
ISS #2, LLC	Provider of repairs, refurbishments and services to the broader industrial end user markets	Senior secured loan ($60,000 par due 6/2018)	6.50% (Libor + 5.50%/Q)	6/5/2013	60,000	60,000	(2)(21)
Massage Envy, LLC	Franchisor in the massage industry	Senior secured loan ($29,554 par due 9/2018)	8.50% (Libor + 7.25%/A)	9/27/2012	29,554	29,554	(2)(21)
		Senior secured loan ($49,927 par due 9/2018)	8.50% (Libor + 7.25%/A)	9/27/2012	49,927	49,927	(3)(21)
		Common stock (3,000,000 shares)		9/27/2012	3,000	3,281	(2)
					82,481	82,762
McKenzie Sports Products, LLC	Designer, manufacturer and distributor of taxidermy forms and supplies	Senior secured loan ($35 par due 3/2017)	7.00% (Base Rate + 3.75%/Q)	3/30/2012	35	35	(2)(21)
		Senior secured loan ($1,782	6.00% (Libor + 4.75%/Q)	3/30/2012	1,782	1,782	(2)(21)

As of June 30, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		par due 3/2017)
		Senior secured loan ($59 par due 3/2017)	7.00% (Base Rate + 3.75%/M)	3/30/2012	59	59	(4)(21)
		Senior secured loan ($9,314 par due 3/2017)	6.00% (Libor + 4.75%/Q)	3/30/2012	9,314	9,314	(4)(21)
					11,190	11,190
Spin Holdco Inc.	Laundry service and equipment provider	Junior secured loan ($140,000 par due 5/2020)	9.00% (Libor + 7.75%/M)	5/14/2013	140,000	140,000	(2)(21)
The Dwyer Group (6)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($25,590 par due 6/2018)	12.00% Cash, 1.50% PIK	12/22/2010	25,590	25,590	(2)
		Series A preferred units (13,292,377 units)	8.00% PIK	12/22/2010	6,591	15,967	(2)
					32,181	41,557
Wash Multifamily Laundry Systems, LLC	Laundry service and equipment provider	Junior secured loan ($78,000 par due 2/2020)	9.75% (Libor + 8.50%/Q)	2/21/2013	78,000	78,000	(2)(21)
					536,079	541,609		12.46%
Business Services
Access CIG, LLC	Records and information management services provider	Senior secured loan ($995 par due 10/2017)	7.00% (Libor + 5.75%/Q)	10/5/2012	995	995	(2)(21)
		Senior secured loan ($3 par due 10/2017)	8.00% (Base Rate + 4.75%/Q)	10/5/2012	3	3	(2)(21)
					998	998
Cast & Crew Payroll, LLC and Centerstage Co-Investors, L.L.C. (6)	Payroll and accounting services provider to the entertainment industry	Senior secured loan ($19,500 par due 12/2017)	7.50% (Libor + 6.50%/Q)	12/24/2012	19,500	19,500	(2)(21)
		Senior secured loan ($48,750 par due 12/2017)	7.50% (Libor + 6.50%/Q)	12/24/2012	48,750	48,750	(3)(16)(21)
		Class A membership units (2,500,000 units)		12/24/2012	2,500	2,521	(2)
		Class B membership units (2,500,000 units)		12/24/2012	2,500	2,521	(2)
					73,250	73,292
CIBT Investment Holdings, LLC	Expedited travel document processing services	Class A shares (2,500 shares)		12/15/2011	2,500	3,615	(2)
CitiPostal Inc. (7)	Document storage and management services	Senior secured loan ($528 par due 12/2013)	8.50% Cash, 5.50% PIK	4/1/2010	528	504	(2)
		Senior secured loan ($54,044 par due 12/2013)	8.50% Cash, 5.50% PIK	4/1/2010	54,044	51,672	(2)
		Senior subordinated loan ($18,645 par due 12/2015)		4/1/2010	13,038	—	(2)(20)
		Common stock (37,024 shares)		4/1/2010	—	—
					67,610	52,176
Command Alkon, Inc.	Software solutions provider to the ready-mix concrete industry	Junior secured loan ($39,130 par due 3/2018)	9.75% (Libor + 8.50%/Q)	9/28/2012	39,130	39,130	(2)(21)
Cornerstone Records Management, LLC	Physical records storage and management service provider	Senior secured loan ($16,737 par due 12/2015)	9.50% (Libor + 8.00%/Q)	8/12/2011	16,737	16,402	(2)(21)
Coverall North America, Inc.	Commercial janitorial services provider	Letter of credit facility		1/17/2013	—	—	(2)(25)
HCPro, Inc. and HCP Acquisition Holdings, LLC (7)	Healthcare compliance advisory services	Senior subordinated loan ($17,470 par due 8/2014)		3/5/2013	5,500	5,500	(2)(20)
		Class A units (15,043,110 units)		6/26/2008	13,543	—	(2)
					19,043	5,500
IfByPhone Inc.	Voice-based marketing automation software provider	Senior secured loan ($1,933 par due 11/2015)	11.00%	10/15/2012	1,866	1,933	(2)
		Senior secured loan ($1,000 par due 1/2016)	11.00%	10/15/2012	1,000	1,000	(2)
		Warrant to purchase up to 124,300 shares of Series C preferred stock		10/15/2012	88	88	(2)
					2,954	3,021
Impact Innovations Group, LLC	IT consulting and outsourcing services	Member interest (50.00% interest)		4/1/2010	—	200
Investor Group Services, LLC (6)	Business consulting for private equity and corporate clients	Limited liability company membership interest (8.5% interest)		6/22/2006	—	632
Itel Laboratories, Inc.	Data services provider for building materials to property insurance industry	Senior secured loan ($21,550 par due 6/2018)	6.00% (Libor + 4.75%/Q)	6/29/2012	21,550	21,550	(2)(21)
		Preferred units (1,798,391 units)		6/29/2012	1,000	998	(2)
					22,550	22,548

As of June 30, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Multi-Ad Services, Inc. (6)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	788	2,071
		Common units (1,725,280 units)		4/1/2010	—	—
					788	2,071
MVL Group, Inc. (7)	Marketing research provider	Senior subordinated loan ($37,232 par due 7/2012)		4/1/2010	34,636	5,683	(2)(20)
		Junior subordinated loan ($185 par due 7/2012)		4/1/2010	—	—	(2)(20)
		Common stock (560,716 shares)		4/1/2010	—	—	(2)
					34,636	5,683
NComputing, Inc.	Desktop virtualization hardware and software technology service provider	Senior secured loan ($6,500 par due 7/2016)	10.50%	3/20/2013	6,500	6,500	(2)
		Warrant to purchase up to 462,726 shares of Series C preferred stock		3/20/2013	—	39	(2)
					6,500	6,539
Pillar Processing LLC and PHL Investors, Inc. (6)	Mortgage services	Senior secured loan ($6,375 par due 11/2018)		7/31/2008	5,887	6,375	(2)(20)
		Senior secured loan ($7,375 par due 5/2019)		11/20/2007	6,137	487	(2)(20)
		Class A common stock (576 shares)		7/31/2012	3,768	—	(2)
					15,792	6,862
Powersport Auctioneer Holdings, LLC	Powersport vehicle auction operator	Common units (1,972 units)		3/2/2012	1,000	749	(2)
Prommis Holdings, LLC	Bankruptcy and foreclosure processing services	Class B common units (1,727 units)		6/12/2012	—	—	(2)
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	169	(2)
Rainstor, Inc.	Database solution provider designed to manage Big Data for large enterprises at the lowest total cost	Senior secured loan ($3,000 par due 4/2016)	11.25%	3/28/2013	2,919	3,000	(2)
		Warrant to purchase up to 142,210 shares of Series C preferred stock		3/28/2013	88	91	(2)
					3,007	3,091
Strident Holding, Inc.	Recovery audit services provider to commercial and governmental healthcare payors	Senior secured loan ($7,639 par due 7/2018)	6.50% (Libor + 5.25%/Q)	7/26/2012	7,639	7,639	(2)(21)
		Senior secured loan ($9,603 par due 7/2018)	6.50% (Libor + 5.25%/Q)	7/26/2012	9,603	9,603	(4)(21)
					17,242	17,242
Summit Business Media Parent Holding Company LLC	Business media consulting services	Limited liability company membership interest (45.98% interest)		5/20/2011	—	1,479	(2)
TOA Technologies, Inc.	Cloud based, mobile workforce management applications provider	Senior secured loan ($13,000 par due 11/2016)	10.25%	10/31/2012	12,477	13,000	(2)
		Warrant to purchase up to 2,509,770 shares of Series D preferred stock		10/31/2012	605	677	(2)
					13,082	13,677
Tradesmen International, Inc.	Construction labor support	Warrants to purchase up to 771,036 shares		4/1/2010	—	11,028
Tripwire, Inc.	IT security software provider	Senior secured loan ($104,950 par due 5/2018)	8.00% (Libor + 6.75%/Q)	5/23/2011	104,950	104,950	(2)(21)
		Senior secured loan ($49,875 par due 5/2018)	8.00% (Libor + 6.75%/Q)	5/23/2011	49,875	49,875	(3)(21)
		Senior secured loan ($9,975 par due 5/2018)	8.00% (Libor + 6.75%/Q)	5/23/2011	9,975	9,975	(4)(21)
		Class B common stock (2,655,638 shares)		5/23/2011	30	81	(2)
		Class A common stock (2,970 shares)		5/23/2011	2,970	8,060	(2)
					167,800	172,941
Venturehouse-Cibernet Investors, LLC	Financial settlement services for intercarrier wireless roaming	Equity interest		4/1/2010	—	—	(2)
VSS-Tranzact Holdings, LLC (6)	Management consulting services	Common membership interest (5.98% interest)		10/26/2007	10,204	2,785

As of June 30, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
X Plus Two Solutions, Inc. and X Plus One Solutions, Inc.	Provider of open and integrated software for digital marketing optimization	Senior secured revolving loan ($5,640 par due 9/2014)	8.50%	4/1/2013	5,640	5,640	(2)
		Senior secured loan ($3,500 par due 10/2016)	10.00%	4/1/2013	3,166	3,220	(2)
		Warrant to purchase up to 999,167 shares of Series C preferred stock		4/1/2013	284	284	(2)
					9,090	9,144
					524,163	470,974		10.83%
Financial Services
AllBridge Financial, LLC (7)	Asset management services	Equity interests		4/1/2010	5,077	7,365
Callidus Capital Corporation (7)	Asset management services	Common stock (100 shares)		4/1/2010	3,000	1,730
Ciena Capital LLC (7)	Real estate and small business loan servicer	Senior secured revolving loan ($14,000 par due 12/2014)	6.00%	11/29/2010	14,000	14,000	(2)
		Senior secured loan ($28,000 par due 12/2016)	12.00%	11/29/2010	28,000	28,000	(2)
		Equity interests		11/29/2010	53,374	12,708	(2)
					95,374	54,708
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28,000 par due 5/2018)	12.75%	5/10/2012	28,000	28,000	(2)
Cook Inlet Alternative Risk, LLC	Risk management services	Senior subordinated loan ($2,250 par due 9/2015)	9.00%	9/30/2011	2,250	2,250	(2)
Financial Pacific Company	Commercial finance leasing	Preferred stock (6,500 shares)	8.00% PIK	10/13/2010	3,883	20,940
		Common stock (650,000 shares)		10/13/2010	—	—
					3,883	20,940
Gordian Acquisition Corp.	Financial services firm	Common stock (526 shares)		11/30/2012	—	—	(2)
Imperial Capital Group LLC	Investment services	Class A common units (7,710 units)		5/10/2007	14,997	18,919	(2)
		2006 Class B common units (2,526 units)		5/10/2007	3	4	(2)
		2007 Class B common units (315 units)		5/10/2007	—	1	(2)
					15,000	18,924
Ivy Hill Asset Management, L.P. (7)(9)	Asset management services	Member interest (100.00% interest)		6/15/2009	170,961	274,886
					323,545	408,803		9.40%
Restaurants and Food Services
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($1,118 par due 11/2014)	6.50% (Libor + 3.50%/Q)	11/27/2006	1,118	1,118	(2)(21)
		Senior secured loan ($9,136 par due 11/2015)	12.50% (Libor + 9.50%/Q)	11/27/2006	9,136	9,136	(2)(21)
		Senior secured loan ($10,957 par due 11/2015)	12.50% (Libor + 9.50%/Q)	11/27/2006	10,960	10,957	(3)(21)
		Promissory note ($20,621 par due 11/2016)	12.00% PIK	11/27/2006	17,185	20,577	(2)
		Warrants to purchase up to 0.61 shares		6/1/2006	—	1,426	(2)
					38,399	43,214
Benihana, Inc.	Restaurant owner and operator	Senior secured loan ($11,685 par due 2/2018)	9.25% (Libor + 8.00%/Q)	8/21/2012	11,685	11,685	(2)(21)
		Senior secured loan ($9,975 par due 2/2018)	9.25% (Libor + 8.00%/Q)	8/21/2012	9,975	9,975	(3)(21)
		Senior secured loan ($9,950 par due 2/2018)	9.25% (Libor + 8.00%/Q)	8/21/2012	9,950	9,950	(4)(21)
					31,610	31,610
Hojeij Branded Foods, Inc.	Airport restaurant operator	Senior secured revolving loan ($1,900 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	1,900	1,900	(2)(21)(24)
		Senior secured loan ($25,600 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	25,082	25,600	(2)(21)
		Warrants to purchase up to 7.5% of membership interest		2/15/2012	—	257	(2)
		Warrants to purchase up to 324 shares of Class A common stock		2/15/2012	669	3,710	(2)
					27,651	31,467
Orion Foods, LLC (fka Hot Stuff Foods, LLC) (7)	Convenience food service retailer	Senior secured revolving loan ($9,000 par due	10.75% (Base Rate + 7.50%/Q)	4/1/2010	9,000	9,000	(2)(21)

As of June 30, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		9/2014) Senior secured loan ($33,257 par due 9/2014)	10.00% (Libor + 8.50%/Q)	4/1/2010	33,257	33,257	(3)(21)
		Junior secured loan ($37,552 par due 9/2014)		4/1/2010	21,081	19,622	(2)(21)
		Preferred units (10,000 units)		10/28/2010	—	—	(2)
		Class A common units (25,001 units)		4/1/2010	—	—	(2)
		Class B common units (1,122,452 units)		4/1/2010	—	—	(2)
					63,338	61,879
OTG Management, LLC	Airport restaurant operator	Senior secured loan ($29,250 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	29,250	29,250	(2)(21)
		Common units (3,000,000 units)		1/5/2011	3,000	1,497	(2)
		Warrants to purchase up to 7.73% of common units		6/19/2008	100	3,178	(2)
					32,350	33,925
Performance Food Group, Inc. and Wellspring Distribution Corp	Food service distributor	Junior secured loan ($75,000 par due 11/2019)	6.25% (Libor + 5.25%/Q)	5/14/2013	74,631	75,000	(2)(21)
		Class A non-voting common stock (1,366,120 shares)		5/3/2008	6,303	5,960	(2)
					80,934	80,960
Restaurant Holding Company, LLC	Fast food restaurant operator	Senior secured loan ($60,667 par due 2/2017)	9.00% (Libor + 7.50%/M)	2/17/2012	59,727	60,667	(3)(21)
		Senior secured loan ($9,333 par due 2/2017)	9.00% (Libor + 7.50%/M)	2/17/2012	9,187	9,333	(4)(21)
					68,914	70,000
S.B. Restaurant Company	Restaurant owner and operator	Preferred stock (46,690 shares)		4/1/2010	—	—	(2)
		Warrants to purchase up to 257,429 shares of common stock		4/1/2010	—	—	(2)
					—	—
					343,196	353,055		8.12%
Consumer Products- Non-durable
Gilchrist & Soames, Inc.	Personal care manufacturer	Senior secured revolving loan ($9,200 par due 10/2013)	6.25% (Libor + 5.00%/M)	4/1/2010	9,200	9,200	(2)(21)
		Senior secured loan ($22,281 par due 10/2013)	13.44% Cash, 2.00% PIK	4/1/2010	22,195	21,167	(2)
					31,395	30,367
Implus Footcare, LLC	Provider of footwear and other accessories	Preferred stock (455 shares)	6.00% PIK	10/31/2011	5,019	5,019	(2)
		Common stock (455 shares)		10/31/2011	455	867	(2)
					5,474	5,886
Insight Pharmaceuticals Corporation (6)	OTC drug products manufactuer	Junior secured loan ($19,310 par due 8/2017)	13.25% (Libor + 11.75%/Q)	8/26/2011	19,150	19,310	(2)(21)
		Class A common stock (155,000 shares)		8/26/2011	6,035	8,669	(2)
		Class B common stock (155,000 shares)		8/26/2011	6,035	8,669	(2)
					31,220	36,648
Matrixx Initiatives, Inc. and Wonder Holdings Acquisition Corp.	Developer and marketer of over-the-counter healthcare products	Senior secured revolving loan ($5,200 par due 6/2016)	13.00% (Libor + 12.00%/Q)	6/30/2011	5,200	5,200	(2)(21)
		Senior secured loan ($37,187 par due 6/2016)	13.00% (Libor + 12.00%/Q)	6/30/2011	37,018	37,188	(2)(21)
		Warrants to purchase up to 1,654,678 shares of common stock		7/27/2011	—	—	(2)
		Warrants to purchase up to 1,489 shares of preferred stock		7/27/2011	—	552	(2)
					42,218	42,940
Oak Parent, Inc.	Manufacturer of athletic apparel	Senior secured loan ($5 par due 4/2018)	9.25% (Base Rate + 6.00%/Q)	4/2/2012	5	5	(2)(21)
		Senior secured loan ($5,679 par due 4/2018)	7.50% (Libor + 7.00%/Q)	4/2/2012	5,657	5,679	(2)(21)
		Senior secured loan ($27 par due 4/2018)	9.25% (Base Rate + 6.00%/Q)	4/2/2012	27	27	(3)(21)
		Senior secured loan ($33,710 par due 4/2018)	7.50% (Libor + 7.00%/Q)	4/2/2012	33,579	33,710	(3)(21)
		Senior secured loan ($7 par due 4/2018)	9.25% (Base Rate + 6.00%/Q)	4/2/2012	7	7	(4)(21)
		Senior secured loan ($8,992 par due 4/2018)	7.50% (Libor + 7.00%/Q)	4/2/2012	8,957	8,992	(4)(21)
					48,232	48,420

As of June 30, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
PG-ACP Co-Invest, LLC	Supplier of medical uniforms, specialized medical footwear and accessories	Class A membership units (1,000,0000 units)		8/29/2012	1,000	1,645	(2)
The Step2 Company, LLC	Toy manufacturer	Junior secured loan ($25,600 par due 4/2015)	10.00%	4/1/2010	24,908	25,600	(2)
		Junior secured loan ($32,045 par due 4/2015)	10.00%	4/1/2010	30,889	25,657	(2)
		Common units (1,116,879 units)		4/1/2010	24	—
		Warrants to purchase up to 3,157,895 units		4/1/2010	—	—
					55,821	51,257
The Thymes, LLC (7)	Cosmetic products manufacturer	Preferred units (6,283 units)	8.00% PIK	6/21/2007	5,102	4,789
		Common units (5,400 units)		6/21/2007	—	4,635
					5,102	9,424
Woodstream Corporation	Pet products manufacturer	Senior secured loan ($2,992 par due 8/2016)	6.00% (Libor + 5.00%/Q)	4/18/2012	2,993	2,993	(2)(21)
		Senior secured loan ($14,962 par due 8/2016)	6.00% (Libor + 5.00%/Q)	4/18/2012	14,963	14,963	(4)(21)
		Senior subordinated loan ($80,000 par due 2/2017)	11.00%	1/22/2010	77,092	80,000	(2)
		Common stock (4,254 shares)		1/22/2010	1,222	2,535	(2)
					96,270	100,491
					316,732	327,078		7.52%
Energy
Centinela Funding, LLC	Solar power generation facility developer and operator	Senior secured loan ($56,000 par due 11/2020)	10.00% (Libor + 8.75%/Q)	11/14/2012	56,000	56,000	(2)(21)
EquiPower Resources Holdings, LLC	Gas-fired power generation facilities operator	Junior secured loan ($22,500 par due 6/2019)	10.00% (Libor + 8.50%/M)	6/27/2012	22,097	22,500	(2)(21)
La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Junior secured loan ($68,000 par due 8/2018)	10.25% (Libor + 8.75%/S)	8/9/2011	66,983	67,320	(2)(21)
Panda Sherman Power, LLC	Developer and operator of a gas turbine power plant	Senior secured loan ($32,500 par due 9/2018)	9.00% (Libor + 7.50%/Q)	9/14/2012	32,500	32,500	(2)(21)
Panda Temple Power II, LLC	Developer and operator of a gas turbine power plant	Senior secured loan ($20,000 par due 4/2019)	7.25% (Libor + 6.00%/Q)	4/3/2013	19,806	20,000	(2)(21)
Panda Temple Power, LLC	Developer and operator of large-scale energy facilities	Senior secured loan ($60,000 par due 7/2018)	11.50% (Libor + 10.00%/Q)	7/17/2012	58,276	60,000	(2)(21)
Sunrun Solar Owner Holdco X, LLC	Residential solar energy provider	Senior secured loan ($60,000 par due 6/2019)	9.50% (Libor + 8.25%/Q)	6/7/2013	60,000	60,000	(2)(21)
					315,662	318,320		7.32%
Containers-Packaging
ICSH, Inc.	Industrial container manufacturer, reconditioner and servicer	Senior secured revolving loan	—	8/31/2011	—	—	(2)(23)
		Senior secured loan ($3,713 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	3,713	3,713	(2)(21)
		Senior secured loan ($23,331 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	22,331	22,331	(2)(21)
		Senior secured loan ($19 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	19	19	(2)(21)
		Senior secured loan ($30,338 par due 8/2016)	8.04% (Libor + 7.00%/Q)	8/31/2011	30,338	30,338	(2)(21)
		Senior secured loan ($61,839 par due 8/2016)	8.04% (Libor + 7.00%/Q)	8/31/2011	61,839	61,839	(3)(21)
		Senior secured loan ($14,795 par due 8/2016)	8.04% (Libor + 7.00%/Q)	8/31/2011	14,795	14,795	(4)(21)
					133,035	133,035
Microstar Logistics LLC, Microstar Global Asset Management LLC and MStar Holding Corporation	Keg management solutions provider	Junior secured loan ($165,000 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	165,000	165,000	(2)(21)
		Common Stock (50,000 shares)		12/14/2012	5,000	5,896	(2)
					170,000	170,896
Pregis Corporation, Pregis Intellipack Corp. and Pregis Innovative Packaging Inc.	Provider of highly-customized, tailored protective packaging solutions	Senior secured loan ($985 par due 3/2017)	7.75% (Libor + 6.25%/M)	4/25/2012	985	985	(2)(21)

As of June 30, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior secured loan ($5 par due 3/2017)	8.50% (Base Rate + 5.25%/Q)	4/25/2012	5	5	(2)(21)
					990	990
					304,025	304,921		7.01%
Automotive Services
Driven Holdings, LLC	Automotive aftermarket car care franchisor	Preferred stock (247,500 units)		12/16/2011	2,475	2,742	(2)(21)
		Common stock (25,000 units)		12/16/2011	25	130	(2)
					2,500	2,872
Eckler Industries, Inc.	Restoration parts and accessories provider for classic automobiles	Senior secured loan ($1,000 par due 7/2017)	8.25% (Base Rate + 5.00%/Q)	7/12/2012	1,000	1,000	(2)(21)
		Senior secured loan ($8,269 par due 7/2017)	7.25% (Libor + 6.00%/M)	7/12/2012	8,270	8,270	(2)(21)
		Senior secured loan ($41,021 par due 7/2017)	7.25% (Libor + 6.00%/Q)		41,021	41,021	(3)(21)
		Series A preferred stock (1,800 shares)		7/12/2012	1,800	1,948	(2)
		Common stock (20,000 shares)		7/12/2012	200	234	(2)
					52,291	52,473
EcoMotors, Inc.	Engine developer	Senior secured loan ($5,000 par due 10/2016)	10.83%	12/28/2012	5,000	5,000	(2)
		Senior secured loan ($5,000 par due 7/2016)	10.13%	12/28/2012	4,869	5,000	(2)
		Warrant to purchase up to 321,888 shares of Series C preferred stock		12/28/2012	—	40	(2)
					9,869	10,040
Service King Paint & Body, LLC	Collision repair site operators	Senior secured loan ($127,850 par due 8/2017)	7.25% (Libor + 6.25%/Q)	8/20/2012	127,850	127,850	(2)(17)(21)
		Senior secured loan ($4,887 par due 8/2017)	4.50% (Libor + 3.50%/Q)	8/20/2012	4,887	4,887	(2)(21)
		Senior secured loan ($9,774 par due 8/2017)	4.50% (Libor + 3.50%/Q)	8/20/2012	9,774	9,774	(4)(21)
		Membership interest		8/20/2012	5,000	6,690	(2)
					147,511	149,201
					212,171	214,586		4.94%
Manufacturing
Argotec, LLC	Thermoplastic polyurethane films	Senior secured revolving loan ($2,000 par due 5/2018)	5.75% (Libor + 4.75%/S)	5/31/2013	2,000	2,000	(2)(21)
		Senior secured loan ($20,000 par due 5/2019)	5.75% (Libor + 4.75%/S)	5/31/2013	20,000	20,000	(2)(21)
					22,000	22,000
Cambrios Technologies Corporation	Nanotechnology-based solutions for electronic devices and computers	Senior secured loan ($3,939 par due 8/2015)	12.00%	8/7/2012	3,939	3,939	(2)
		Warrants to purchase up to 400,000 shares of Series D-4 convertible preferred stock		8/7/2012	—	1	(2)
					3,939	3,940
Component Hardware Group, Inc.	Commercial equipment	Junior secured loan ($3,251 par due 12/2014)	7.00% Cash, 3.00% PIK	8/4/2010	3,251	3,251	(2)
		Senior subordinated loan ($11,424 par due 12/2014)	7.50% Cash, 5.00% PIK	4/1/2010	9,174	11,425	(2)
		Warrants to purchase up to 1,462,500 shares of common stock		8/4/2010	—	14,656	(2)
					12,425	29,332
Lighting Science Group Corporation	Advanced lighting products	Letter of credit facility	—	9/20/2011	—	—	(2)(25)
MWI Holdings, Inc.	Engineered springs, fasteners, and other precision components	Senior secured loan ($38,274 par due 3/2019)	9.38% (Libor + 8.13%/Q)	6/15/2011	38,274	38,274	(2)(21)
		Senior secured loan ($10,000 par due 3/2019)	9.38% (Libor + 8.13%/Q)	6/15/2011	10,000	10,000	(4)(21)
					48,274	48,274
NetShape Technologies, Inc.	Metal precision engineered components	Senior secured revolving loan ($408 par due 12/2014)	7.50% (Libor + 6.50%/S)	4/1/2010	408	408	(2)(21)
Pelican Products, Inc.	Flashlights	Senior secured loan ($7,920	7.00% (Libor + 5.50%/Q)	7/13/2012	7,920	7,920	(4)(21)

As of June 30, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		par due 7/2018)
		Junior secured loan ($32,000 par due 6/2019)	11.50% (Libor + 10.00%/Q)	7/13/2012	32,000	32,000	(2)(21)
					39,920	39,920
Protective Industries, Inc. dba Caplugs	Plastic protection products	Senior secured revolving loan ($408 par due 5/2016)	6.25% (Base Rate + 3.00%/Q)	5/23/2011	408	408	(2)(21)(24)
		Senior secured loan ($1,462 par due 5/2017)	5.75% (Libor + 4.25%/M)	11/30/2012	1,462	1,462	(2)(21)
		Senior subordinated loan ($720 par due 5/2018)	8.00% Cash, 7.25% PIK	5/23/2011	720	720	(2)
		Preferred stock (2,379,361 shares)		5/23/2011	2,307	5,303	(2)
					4,897	7,893
Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1,000	—	(2)
SSH Environmental Industries, Inc. and SSH Non-Destructive Testing, Inc.	Magnetic sensors and supporting sensor products	Senior secured loan ($11,383 par due 12/2016)	9.00% (Libor + 7.50%/Q)	3/23/2012	11,206	11,383	(2)(21)
					144,069	163,150		3.75%
Aerospace and Defense
Cadence Aerospace, LLC (fka PRV Aerospace, LLC)	Aerospace precision components manufacturer	Senior secured loan ($1,130 par due 5/2018)	6.50% (Libor + 5.25%/Q)	5/15/2012	1,125	1,130	(2)(21)
		Senior secured loan ($3 par due 5/2018)	7.50% (Base Rate + 4.25%/Q)		3	3	(2)(21)
		Senior secured loan ($8,417 par due 5/2018)	6.50% (Libor + 5.25%/Q)	5/15/2012	8,346	8,417	(4)(21)
		Senior secured loan ($21 par due 5/2018)	7.50% (Base Rate + 4.25%/Q)		21	21	(4)(21)
		Junior secured loan ($79,657 par due 5/2019)	10.50% (Libor + 9.25%/Q)	5/10/2012	79,657	79,657	(2)(21)
					89,152	89,228
ILC Industries, LLC	Designer and manufacturer of protective cases and technically advanced lighting systems	Senior secured loan ($4,900 par due 7/2018)	7.50% (Libor + 6.00%/Q)	7/13/2012	4,819	4,900	(2)(21)
		Senior secured loan ($19,850 par due 7/2018)	7.50% (Libor + 6.00%/Q)	7/13/2012	19,503	19,850	(4)(21)
					24,322	24,750
TurboCombuster Technology, Inc.	Manufacturer of complex fabrications for the commercial aerospace, military aerospace and industrial gas turbine markets	Senior secured loan ($9,975 par due 12/2017)	6.00% (Libor + 5.00%/Q)	1/31/2013	9,929	9,976	(2)(21)
Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	107	107	(2)
		Common stock (1,885,195 shares)		1/17/2008	2,291	1,851	(2)
					2,398	1,958
					125,801	125,912		2.90%
Retail
Fulton Holdings Corp.	Airport restaurant operator	Senior secured loan ($42,892 par due 5/2018)	8.50%	5/10/2013	42,892	42,892	(2)(12)
		Senior secured loan ($39,900 par due 5/2018)	8.50%	5/28/2010	39,900	39,900	(3)(12)
		Common stock (19,672 shares)		5/28/2010	1,461	1,588	(2)
					84,253	84,380
Things Remembered Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($14,888 par due 5/2018)	8.00% (Libor + 6.50%/Q)	5/24/2012	14,888	14,888	(4)(21)
					99,141	99,268		2.28%
Consumer Products- Durable
Bushnell Inc.	Sports optics manufacturer	Junior secured loan ($48,825 par due 2/2016)	9.00% (Libor + 7.50%/Q)	4/1/2010	44,618	48,826	(2)(21)
		Junior secured loan ($43,675 par due 2/2016)	9.50% (Libor + 8.00%/Q)	4/30/2012	43,675	43,675	(2)(21)
					88,293	92,501
					88,293	92,501		2.13%
Telecommunications
American Broadband Communications, LLC, American Broadband Holding Company and Cameron Holdings of NC, Inc.	Broadband communication services	Senior secured revolving loan ($2,500 par due 8/2014)	7.50% (Libor + 5.50%/Q)	9/1/2010	2,500	2,500	(2)(21)
		Senior secured loan ($6,540 par due 8/2014)	7.50% (Libor + 5.50%/Q)	9/1/2010	6,540	6,540	(2)(21)

As of June 30, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior subordinated loan ($34,666 par due 11/2014)	12.00% Cash, 2.00% PIK	11/7/2007	34,666	33,973	(2)
		Senior subordinated loan ($10,847 par due 11/2014)	12.00% Cash, 2.00% PIK	9/1/2010	10,847	10,630	(2)
		Senior subordinated loan ($24,210 par due 11/2014)	10.00% Cash, 4.00% PIK	11/7/2007	24,210	23,726	(2)
		Warrants to purchase up to 378 shares		11/7/2007	—	4,500	(2)
		Warrants to purchase up to 200 shares		9/1/2010	—	2,381	(2)
					78,763	84,250
Startec Equity, LLC (7)	Communication services	Member interest		4/1/2010	—	—
					78,763	84,250		1.94%
Printing, Publishing and Media
Batanga, Inc.	Independent digital media company	Senior secured loan ($5,500 par due 11/2016)	9.60%	10/31/2012	5,500	5,595	(2)(19)(21)
		Senior secured loan ($4,500 par due 9/2017)	9.60%	10/31/2012	4,500	4,500	(2)(19)(21)
					10,000	10,095
Earthcolor Group, LLC	Printing management services	Limited liability company interests (9.30%)		5/18/2012	—	—
National Print Group, Inc.	Printing management services	Senior secured revolving loan ($685 par due 10/2013)	9.00% (Libor + 6.00%/Q)	3/2/2006	685	685	(2)(21)(24)
		Senior secured revolving loan ($1,119 par due 10/2013)	9.00% (Base Rate + 5.00%/Q)	3/2/2006	1,119	1,119	(2)(21)(24)
		Senior secured loan ($6,782 par due 10/2013)	9.00% (Libor + 8.00% Cash, 1.00% PIK /Q)	3/2/2006	6,516	6,782	(2)(21)
		Senior secured loan ($244 par due 10/2013)	9.00% (Base Rate + 8.00% Cash, 1.00% PIK /Q)	3/2/2006	235	244	(2)(21)
		Preferred stock (9,344 shares)		3/2/2006	2,000	—	(2)
					10,555	8,830
The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	Senior secured loan ($21,103 par due 3/2017)	9.00% (Libor + 7.50%/Q)	9/29/2006	21,103	21,103	(2)(21)
		Senior secured loan ($9,801 par due 3/2017)	9.00% (Libor + 7.50%/Q)	9/29/2006	9,801	9,801	(4)(21)
		Preferred stock (10,663 shares)		9/29/2006	1,066	3,309	(2)
		Common stock (15,393 shares)		9/29/2006	3	8	(2)
					31,973	34,221
					52,528	53,146		1.22%
Oil and Gas
Geotrace Technologies, Inc.	Reservoir processing and development	Warrants to purchase up to 69,978 shares of common stock		4/1/2010	88	—	(2)
		Warrants to purchase up to 210,453 shares of preferred stock		4/1/2010	2,805	2,015	(2)
					2,893	2,015
UL Holding Co., LLC and Universal Lubricants, LLC (6)	Petroleum product manufacturer	Junior secured loan ($2,904 par due 12/2014)	7.15% (Libor + 6.875%/Q)	4/30/2012	2,887	2,312	(2)
		Junior secured loan ($2,032 par due 12/2014)	9.125% (Base + 5.875%/Q)	4/30/2012	2,020	1,618	(2)
		Junior secured loan ($4,960 par due 12/2014)	12.00%	4/30/2012	4,931	3,949	(2)
		Junior secured loan ($5,144 par due 12/2014)	12.00%	4/30/2012	5,090	4,095	(2)
		Junior secured loan ($25,363 par due 12/2014)	7.15% (Libor + 6.875%/Q)	4/30/2012	25,204	20,194	(3)
		Junior secured loan ($18,812 par due 12/2014)	12.00%	4/30/2012	18,694	14,978	(3)
		Class A common units (151,236 units)		6/17/2011	1,512	—	(2)
		Class B-5 common units (599,200 units)		4/25/2008	5,472	—	(2)
		Class B-4 common units (50,000 units)		6/17/2011	500	—	(2)
		Class C common units (758,546 units)		4/25/2008	—	—	(2)
					66,310	47,146
					69,203	49,161		1.13%
Commercial Real Estate Finance
10th Street, LLC (6)	Real estate holding	Senior subordinated loan	8.93% Cash, 4.07% PIK	4/1/2010	25,724	25,724	(2)

As of June 30, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
	company	($25,724 par due 11/2014)
		Member interest (10.00% interest)		4/1/2010	594	7,263
		Option (25,000 units)		4/1/2010	25	25
					26,343	33,012
American Commercial Coatings, Inc.	Real estate property	Commercial mortgage loan ($2,442 par due 12/2025)	8.75% (Libor + 7.25%/Q)	4/1/2010	746	2,061	(21)
Cleveland East Equity, LLC	Hotel operator	Real estate equity interests		4/1/2010	1,026	4,064
Commons R-3, LLC	Real estate developer	Real estate equity interests		4/1/2010	—	—
Crescent Hotels & Resorts, LLC and affiliates (7)	Hotel operator	Senior subordinated loan ($2,236 par due 9/2011)		4/1/2010	—	—	(2)(20)
		Senior subordinated loan ($2,092 par due 6/2017)		4/1/2010	—	—	(2)(20)
		Common equity interest		4/1/2010	—	—
		Limited liability company membership interest (100% interest)		6/19/2012	—	—	(2)
					—	—
Hot Light Brands, Inc. (7)	Real estate holding company	Senior secured loan ($32,957 par due 2/2011)		4/1/2010	1,665	1,495	(2)(20)
		Common stock (93,500 shares)		4/1/2010	—	—	(2)
					1,665	1,495
NPH, Inc.	Hotel property	Real estate equity interests		4/1/2010	5,291	6,978
					35,071	47,610		1.09%
Environmental Services
AWTP, LLC (7)	Water treatment services	Junior secured loan ($4,212 par due 6/2015)	10.00%	4/18/2011	4,212	4,212	(2)
		Junior secured loan ($6,121 par due 6/2015)	15.00%	4/18/2011	6,121	6,121	(2)
		Membership interests (90% interest)		4/18/2011	—	7,644	(2)
					10,333	17,977
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	Senior secured loan ($1,500 par due 10/2016)	9.26%	3/28/2013	1,430	1,500	(2)
		Warrant to purchase 322,422 shares of Series D preferred stock		3/28/2013	—	5	(2)
					1,430	1,505
RE Community Holdings II, Inc.and Pegasus Community Energy, LLC.	Operator of municipal recycling facilities	Preferred stock (1,000 shares)		3/1/2011	8,839	1,750	(2)
Waste Pro USA, Inc	Waste management services	Preferred Class A common equity (611,615 shares)		11/9/2006	12,263	26,059	(2)
					32,865	47,291		1.09%
Transportation
PODS Funding Corp.	Storage and warehousing	Junior subordinated loan ($40,777 par due 5/2017)	12.75% Cash, 2.75% PIK	11/29/2011	40,777	40,777	(2)	0.94%
United Road Towing, Inc.	Towing company	Warrants to purchase up to 607 shares		4/1/2010	—	—
					40,777	40,777
Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	Senior secured loan ($34,000 par due 3/2019)	7.25% (Libor + 6.00%/M)	10/11/2007	34,000	34,000	(2)(13)(21)
CFW Co-Invest, L.P. and NCP Curves, L.P.	Health club franchisor	Limited partnership interest (4,152,165 shares)		7/31/2012	4,152	3,306	(2)
		Limited partnership interest (1,847,835 shares)		7/31/2012	1,848	1,471	(2)
					6,000	4,777
					40,000	38,777		0.89%
Food and Beverage
Apple & Eve, LLC and US Juice Partners, LLC (6)	Juice manufacturer	Senior units (50,000 units)		10/5/2007	5,000	3,776
Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated loan ($2,096 par due 6/2015)	17.50% PIK	2/6/2008	2,096	2,096	(2)
		Preferred stock (6,258 shares)		9/1/2006	2,567	1,735	(2)
					4,663	3,831
Distant Lands Trading Co.	Coffee manufacturer	Class A common stock (1,294 shares)		4/1/2010	980	—	(2)
		Class A-1 common stock (2,157 shares)		4/1/2010	—	—	(2)
					980	—
					10,643	7,607		0.17%
Wholesale Distribution
BECO Holding Company, Inc.	Wholesale distributor of first response fire protection equipment and related parts	Common stock (25,000 shares)		7/30/2010	2,500	2,554	(2)
					2,500	2,554		0.06%
					$6,713,016	$6,814,960		156.74%

(1)                                 Other than Ares Capital Corporation’s (the “Company”) investments listed in footnote 7 below (subject to the limitations set forth therein), the Company does not “Control” any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company’s portfolio company investments, which as of June 30, 2013 represented 157% of the Company’s net assets or 96% of the Company’s total assets, are subject to legal restrictions on sales.

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

(6)                                As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” of a portfolio company because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the six months ended June 30, 2013 in which the issuer was an Affiliated company (but not a portfolio company that the Company (“Controls”) are as follows:

					Capital
	Purchases	Redemptions	Sales	Interest	structuring	Dividend	Other	Net realized	Net unrealized
Company	(cost)	(cost)	(cost)	income	service fees	income	income	gains (losses)	gains (losses)
10th Street, LLC	$—	$—	$—	$1,664	$—	$—	$—	$—	$6,787
Apple & Eve, LLC and US Juice Partners, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$2,378
Campus Management Corp. and Campus Management Acquisition Corp	$—	$—	$—	$—	$—	$—	$—	$—	$(4,545)
Cast & Crew Payroll, LLC and Centerstage Co-Investors, L.L.C.	$—	$1,750	$30,000	$3,259	$—	$44	$104	$—	$41
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC	$—	$131	$—	$567	$—	$3	$—	$—	$1,802
The Dwyer Group	$—	$—	$—	$1,710	$—	$254	$—	$—	$1,751
ELC Acquisition Corp. and ELC Holdings Corporation	$—	$—	$—	$—	$—	$717	$—	$—	$1,757
Insight Pharmaceuticals Corporation	$—	$—	$—	$1,300	$—	$—	$—	$—	$771
Investor Group Services, LLC	$—	$—	$—	$—	$—	$145	$—	$106	$(79)
Multi-Ad Services, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$34
Pillar Processing LLC and PHL Holding Co.	$—	$1,346	$—	$—	$—	$—	$—	$36	$654
Soteria Imaging Services, LLC	$—	$13	$—	$—	$—	$—	$—	$3	$(147)
VSS-Tranzact Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(868)
UL Holding Co., LLC	$—	$296	$—	$3,151	$—	$—	$25	$—	$(12,269)

(7)                                 As defined in the Investment Company Act, the Company is deemed to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the six months ended June 30, 2013 in which the issuer was both an Affiliated company and a portfolio company that the Company is deemed to Control are as follows:

					Capital
		Redemptions	Sales	Interest	structuring	Dividend	Other	Net realized	Net unrealized
Company	Purchases	(cost)	(cost)	income	service fees	income	income	gains (losses)	gains (losses)
AllBridge Financial, LLC	$—	$598	$—	$—	$—	$—	$—	$—	$149
AWTP, LLC	$—	$—	$—	$664	$—	$—	$50	$—	$3,064
Callidus Capital Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$12
Ciena Capital LLC	$—	$4,000	$—	$2,349	$—	$—	$—	$—	$(5,908)
Citipostal, Inc.	$—	$2,020	$—	$3,852	$—	$—	$15	$—	$(3,951)
Crescent Hotels & Resorts, LLC and affiliates	$—	$—	$—	$—	$—	$—	$—	$194	$—
HCI Equity, LLC	$—	$270	$—	$—	$—	$—	$—	$—	$167
HCP Acquisition Holdings, LLC	$6,696	$—	$—	$—	$—	$—	$—	$—	$(1,196)
Hot Light Brands, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$367
Ivy Hill Asset Management, L.P.	$—	$—	$—	$—	$—	$37,407	$—	$—	$(19,371)
MVL Group, Inc.	$—	$806	$—	$11	$—	$—	$—	$—	$353
Orion Foods, LLC	$1,200	$2,834	$—	$2,138	$—	$—	$404	$—	$4,428
Senior Secured Loan Fund LLC*	$223,246	$49,668	$—	$101,969	$12,509	$—	$10,432	$3,559	$(1,009)
The Thymes, LLC	$—	$—	$—	$—	$—	$200	$—	$—	$1,570

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

(10)                          In the first quarter of 2011, the staff of the Securities and Exchange Commission (the “Staff”) informally communicated to certain business development companies the Staff’s belief that certain entities, which would be classified as an “investment company” under the Investment Company Act but for the exception from the definition of “investment company” set forth in Rule 3a-7 promulgated under the Investment Company Act, could not be treated as eligible portfolio companies (as defined in Section 2(a)(46) of the Investment Company Act). Subsequently, in August 2011 the Securities and Exchange Commission issued a concept release (the “Concept Release”) which states that “[a]s a general matter, the Commission presently does not believe that Rule 3a-7 issuers are the type of small, developing and financially troubled businesses in which Congress intended BDCs primarily to invest” and requested comment on whether or not a 3a-7 issuer should be considered an “eligible portfolio company”. The Company provided a comment letter in respect of the Concept Release and continues to believe that the language of Section 2(a)(46) of the Investment Company Act permits a business development company to treat as “eligible portfolio companies” entities that rely on the 3a-7 exception. However, given the current uncertainty in this area (including the language in the Concept Release) and subsequent discussions with the Staff, the Company has, solely for purposes of calculating the composition of its portfolio pursuant to Section 55(a) of the Investment Company Act, identified these entities in the Company’s schedule of investments as “non-qualifying assets” should the Staff ultimately disagree with the Company’s position.

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

(12)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 6.00% on $13 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(13)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.00% on $20 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(14)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of  4.00% on $63 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(15)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.13% on $19 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(16)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.00% on $29 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(17)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.75% on $72 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(18)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.13% on $56 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(19)                          The Company is entitled to receive a fixed fee upon the occurrence of certain events as defined in the credit agreement governing the Company’s debt investment in the portfolio company. The fair value of such fee is included in the fair value of the debt investment.

(20)                          Loan was on non-accrual status as of June 30, 2013.

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

(23)                          As of June 30, 2013, no amounts were funded by the Company under this senior secured revolving loan, however, there were standby letters of credit issued and outstanding through a financial intermediary under the loan.  See Note 6 to the consolidated financial statements for further information on standby letters of credit commitments related to certain portfolio companies.

(24)                         As of June 30, 2013, in addition to the amounts funded by the Company under this senior secured revolving loan, there were also standby letters of credit issued and outstanding through a financial intermediary under the loan.  See Note 6 to the consolidated financial statements for further information on standby letters of credit commitments related to certain portfolio companies.

(25)                          As of June 30, 2013, no amounts were funded by the Company under this letter of credit facility, however, there were standby letters of credit issued and outstanding through a financial intermediary under the letter of credit facility.  See Note 6 to the consolidated financial statements for further information on standby letters of credit commitments related to certain portfolio companies.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
AGILE Fund I, LLC(9)	Investment partnership	Member interest (0.50% interest)		4/1/2010	$124	$29	(2)
CIC Flex, LP(9)	Investment partnership	Limited partnership units (0.94 unit)		9/7/2007	2,302	3,570	(2)
Covestia Capital Partners, LP(9)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	1,059	1,135	(2)
Dynamic India Fund IV, LLC(9)	Investment company	Member interest (5.44% interest)		4/1/2010	4,822	3,104
HCI Equity, LLC(7)(8)(9)	Investment company	Member interest (100.00% interest)		4/1/2010	452	447
Imperial Capital Private Opportunities, LP(9)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	6,051	8,341	(2)
Partnership Capital Growth Fund I, L.P.(9)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	1,596	4,197	(2)
Partnership Capital Growth Fund III, L.P.(9)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	1,964	1,819	(2)
Piper Jaffray Merchant Banking Fund I, L.P.(9)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	286	259	(2)
Senior Secured Loan Fund LLC(7)(10)	Co-investment vehicle	Subordinated certificates ($1,244,969 par due 12/2022)	8.31% (Libor + 8.00%/Q)(21)	10/30/2009	1,237,887	1,263,644
VSC Investors LLC(9)	Investment company	Membership interest (1.95% interest)		1/24/2008	387	854	(2)
					1,256,930	1,287,399		32.28%
Healthcare—Services
California Forensic Medical Group, Incorporated	Correctional facility healthcare operator	Senior secured revolving loan ($2,000 par due 11/2018)	10.25% (Base Rate + 7.00%/Q)	11/16/2012	2,000	2,000	(2)(20)(23)
		Senior secured loan ($54,182 par due 11/2018)	9.25% (Libor + 8.00%/Q)	11/16/2012	54,182	54,182	(2)(20)
					56,182	56,182
CCS Group Holdings, LLC	Correctional facility healthcare operator	Class A units (601,937 units)		8/19/2010	602	1,205	(2)
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings LLC(6)	Healthcare analysis services provider	Senior secured loan ($7,565 par due 3/2017)	7.75% (Libor + 6.50%/Q)	3/15/2011	7,565	7,263	(2)(20)
		Senior secured loan ($7,172 par due 3/2017)	7.75% (Libor + 6.50%/Q)	3/15/2011	7,172	6,885	(3)(20)
		Class A common stock (9,679 shares)		6/15/2007	4,000	4,772	(2)
		Class C common stock (1,546 shares)		6/15/2007	—	1,316	(2)
					18,737	20,236
INC Research, Inc.	Pharmaceutical and biotechnology consulting services	Common stock (1,410,000 shares)		9/27/2010	1,512	929	(2)
Intermedix Corporation	Revenue cycle management provider to the emergency healthcare industry	Junior secured loan ($112,000 par due 6/2019)	10.25% (Libor + 9.00%/Q)	12/27/2012	112,000	112,000	(2)(20)
Magnacare Holdings, Inc., Magnacare Administrative Services, LLC, and Magnacare, LLC	Healthcare professional provider	Senior secured loan ($15,298 par due 3/2018)	9.75% (Libor + 8.75%/Q)	9/15/2010	15,298	15,298	(2)(20)
		Senior secured loan ($42,846 par due 3/2018)	9.75% (Libor + 8.75%/Q)	9/15/2010	42,846	42,846	(3)(20)
		Senior secured loan ($4,869 par due 3/2018)	9.75% (Libor + 8.75%/Q)	9/15/2010	4,869	4,869	(4)(20)
		Senior secured loan ($55,307 par due 3/2018)	9.75% (Libor + 8.75%/Q)	3/16/2012	55,307	55,307	(2)(20)
		Senior secured loan ($15,579 par due 3/2018)	9.75% (Libor + 8.75%/Q)	3/16/2012	15,579	15,579	(3)(20)
					133,899	133,899
MW Dental Holding Corp.	Dental services provider	Senior secured revolving loan ($3,000 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	3,000	3,000	(2)(20)
		Senior secured loan ($55,034 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	55,034	55,034	(2)(20)
		Senior secured loan ($49,253 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	49,253	49,253	(3)(20)

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior secured loan ($9,900 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	9,900	9,900	(4)(20)
					117,187	117,187
Napa Management Services Corporation	Anesthesia management services provider	Senior secured revolving loan ($5,250 par due 4/2016)	7.50% (Libor + 6.00%/M)	4/15/2011	5,250	5,250	(2)(20)
		Senior secured loan ($9,062 par due 4/2016)	7.50% (Libor + 6.00%/Q)	4/15/2011	8,984	9,062	(2)(20)
		Senior secured loan ($28,125 par due 4/2016)	7.50% (Libor + 6.00%/Q)	4/15/2011	28,125	28,125	(3)(20)
		Common units (5,000 units)		4/15/2011	5,000	6,169	(2)
					47,359	48,606
Netsmart Technologies, Inc. and NS Holdings, Inc.	Healthcare technology provider	Senior secured loan ($40,095 par due 12/2017)	7.25% (Libor + 6.00%/Q)	12/18/2012	40,095	40,095	(2)(17)(20)
		Common stock (2,500,000 shares)		6/21/2010	2,500	2,611	(2)
					42,595	42,706
OnCURE Medical Corp.	Radiation oncology care provider	Common stock (857,143 shares)		8/18/2006	3,000	—	(2)
Passport Health Communications, Inc., Passport Holding Corp. and Prism Holding Corp.	Healthcare technology provider	Series A preferred stock (1,594,457 shares)		7/30/2008	11,156	11,448	(2)
		Common stock (16,106 shares)		7/30/2008	100	—	(2)
					11,256	11,448
PG Mergersub, Inc. and PGA Holdings, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Junior secured loan ($45,000 par due 10/2018)	8.25% (Libor + 7.00%/Q)	4/19/2012	45,000	45,000	(2)(20)
		Preferred stock (333 shares)		3/12/2008	125	14	(2)
		Common stock (16,667 shares)		3/12/2008	167	697	(2)
					45,292	45,711
RCHP, Inc.	Operator of general acute care hospitals	Junior secured loan ($15,000 par due 5/2019)	11.50% (Libor + 10.00%/S)	11/4/2011	15,000	15,000	(2)(20)
		Junior secured loan ($50,000 par due 5/2019)	11.50% (Libor + 10.00%/S)	11/4/2011	50,000	50,000	(3)(20)
					65,000	65,000
Reed Group, Ltd.	Medical disability management services provider	Equity interests		4/1/2010	—	435	(2)
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	Senior secured loan ($6,000 par due 7/2015)	11.00%	6/28/2012	5,968	6,000	(2)
		Warrants to purchase up to 99,094 shares of Series C preferred stock		6/28/2012	38	29	(2)
					6,006	6,029
Sage Products Holdings III, LLC	Patient infection control and preventive care solutions provider	Junior secured loan ($75,000 par due 6/2020)	9.25% (Libor + 8.00%/Q)	12/13/2012	75,000	75,000	(2)(20)
Soteria Imaging Services, LLC(6)	Outpatient medical imaging provider	Junior secured loan ($2,521 par due 11/2010)		4/1/2010	2,050	843	(2)(19)
		Preferred member units (1,823,179 units)		4/1/2010	—	—
					2,050	843
SurgiQuest, Inc.	Medical device manufacturer	Senior secured loan ($7,000 par due 10/2016)	10.00%	9/28/2012	6,801	7,000	(2)
		Warrants to purchase up to 54,672 shares of Series D-4 convertible preferred stock		9/28/2012	—	—	(2)
					6,801	7,000
U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	Senior secured loan ($15,000 par due 12/2018)	6.50% (Libor + 5.50%/Q)	12/27/2012	15,000	15,000	(2)(20)
Vantage Oncology, Inc.	Radiation oncology care provider	Common stock (62,157 shares)		2/3/2011	4,670	2,616	(2)
					764,148	762,032		19.11%
Education
American Academy Holdings, LLC	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	Senior secured loan ($541 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	541	541	(2)(20)
		Senior secured loan	9.50%	3/18/2011	10,357	10,357	(2)(20)

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		($10,357 par due 3/2016)	(Libor + 8.50%/Q)
		Senior secured loan ($60,904 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	60,904	60,904	(3)(20)
		Senior secured loan ($4,782 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	4,782	4,782	(4)(20)
					76,584	76,584
Campus Management Corp. and Campus Management Acquisition Corp.(6)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10,520	6,589	(2)
Community Education Centers, Inc.	Offender re-entry and in-prison treatment services provider	Senior secured loan ($15,000 par due 12/2014)	6.25% (Libor + 5.25%/Q)	12/10/2010	15,000	15,000	(2)(15)(20)
		Senior secured loan ($714 par due 12/2014)	7.50% (Base Rate + 4.25%/Q)	12/10/2010	714	714	(2)(15)(20)
		Junior secured loan ($33,150 par due 12/2015)	15.33% (Libor + 8.50% Cash, 6.50% PIK/Q)	12/10/2010	33,150	29,837	(2)
		Junior secured loan ($9,978 par due 12/2015)	15.31% (Libor + 8.50% Cash, 6.50% PIK/Q)	12/10/2010	9,978	8,980	(2)
		Warrants to purchase up to 654,618 shares		12/13/2010	—	—	(2)
					58,842	54,531
eInstruction Corporation	Developer, manufacturer and retailer of educational products	Junior secured loan ($17,000 par due 7/2014)		4/1/2010	15,257	—	(2)(19)
		Senior subordinated loan ($31,997 par due 1/2015)		4/1/2010	24,151	—	(2)(19)
		Common stock (2,406 shares)		4/1/2010	926	—	(2)
					40,334	—
ELC Acquisition Corp., ELC Holdings Corporation, and Excelligence Learning Corporation(6)	Developer, manufacturer and retailer of educational products	Preferred stock (99,492 shares)	12.00% PIK	8/1/2011	10,492	11,766	(2)
		Common stock (50,800 shares)		8/1/2011	51	2,789	(2)
					10,543	14,555
Infilaw Holding, LLC	Operator of three for-profit law schools	Senior secured revolving loan	—	8/25/2011	—	—	(22)
		Senior secured loan ($1 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	1	1	(2)(20)
		Senior secured loan ($19,157 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	19,157	19,157	(3)(20)
		Series A preferred units (124,890 units)	9.50% (Libor + 8.50%/Q)	8/25/2011	124,890	124,890	(2)(20)
		Series B preferred stock (3.91 units)		10/19/2012	9,245	9,524	(2)
					153,293	153,572
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	Series B preferred stock (1,750,000 shares)		8/5/2010	5,000	7,143	(2)
		Series C preferred stock (2,512,586 shares)		6/7/2010	689	159	(2)
		Common stock (20 shares)		6/7/2010	—	—	(2)
					5,689	7,302
Lakeland Tours, LLC	Educational travel provider	Senior secured revolving loan	—	10/4/2011	—	—	(22)
		Senior secured loan ($58,826 par due 12/2016)	9.25% (Libor + 8.25%/Q)	10/4/2011	58,670	58,826	(14)(20)
		Senior secured loan ($1,793 par due 12/2016)	5.25% (Libor + 4.25%/Q)	10/4/2011	1,789	1,793	(2)(20)
		Senior secured loan ($40,362 par due 12/2016)	9.25% (Libor + 8.25%/Q)	10/4/2011	40,255	40,362	(3)(14)(20)
		Senior secured loan ($8,967 par due 12/2016)	5.25% (Libor + 4.25%/Q)	10/4/2011	8,943	8,967	(3)(20)
		Common stock (5,000 shares)		10/4/2011	5,000	4,555	(2)
					114,657	114,503
R3 Education, Inc. and EIC Acquisitions Corp.	Medical school operator	Preferred stock (8,800 shares)		7/30/2008	2,200	1,936	(2)
		Common membership interest (26.27% interest)		9/21/2007	15,800	29,829	(2)
		Warrants to purchase up to 27,890 shares		12/8/2009	—	—	(2)
					18,000	31,765
					488,462	459,401		11.52%
Financial Services
AllBridge Financial, LLC(7)	Asset management	Equity interests		4/1/2010	5,675	7,814

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
	services
Callidus Capital Corporation(7)	Asset management services	Common stock (100 shares)		4/1/2010	3,000	1,718
Ciena Capital LLC(7)	Real estate and small business loan servicer	Senior secured revolving loan ($14,000 par due 12/2014)	6.00%	11/29/2010	14,000	14,000	(2)
		Senior secured loan ($32,000 par due 12/2016)	12.00%	11/29/2010	32,000	32,000	(2)
		Equity interests		11/29/2010	53,374	18,616	(2)
					99,374	64,616
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28,000 par due 5/2018)	12.75%	5/10/2012	28,000	28,000	(2)
Cook Inlet Alternative Risk, LLC	Risk management services	Senior subordinated loan ($2,750 par due 9/2015)	9.00%	9/30/2011	2,750	2,750	(2)
Financial Pacific Company	Commercial finance leasing	Preferred stock (6,500 shares)	8.00% PIK	10/13/2010	3,733	13,687
		Common stock (650,000 shares)		10/13/2010	—	—
					3,733	13,687
Gordian Acquisition Corporation	Financial services firm	Common stock (526 shares)		11/30/2012	—	—
Imperial Capital Group LLC	Investment services	Class A common units (7,710 units)		5/10/2007	14,997	18,954	(2)
		2006 Class B common units (2,526 units)		5/10/2007	3	4	(2)
		2007 Class B common units (315 units)		5/10/2007	—	1	(2)
					15,000	18,959
Ivy Hill Asset Management, L.P.(7)(9)	Asset management services	Member interest (100.00% interest)		6/15/2009	170,961	294,258
					328,493	431,802		10.83%
Restaurants and Food Services
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	Senior secured revolving loan ($1,468 par due 11/2013)	6.50% (Libor + 3.50%/Q)	11/27/2006	1,468	1,468	(2)(20)
		Senior secured revolving loan ($200 par due 11/2013)	6.50% (Base Rate + 2.50%/Q)	11/27/2006	200	200	(2)(20)
		Senior secured loan ($9,200 par due 11/2014)	12.50% (Libor + 9.50%/Q)	11/27/2006	9,200	9,200	(2)(20)
		Senior secured loan ($11,034 par due 11/2014)	12.50% (Libor + 9.50%/Q)	11/27/2006	11,037	11,034	(3)(20)
		Promissory note ($14,897,360 par due 11/2016)	12.00% PIK	11/27/2006	16,001	18,719	(2)
		Warrants to purchase up to 0.61 shares		6/1/2006	—	5,496	(2)
					37,906	46,117
Benihana, Inc.	Restaurant owner and operator	Senior secured revolving loan ($431 par due 8/2017)	9.25% (Libor + 8.00%/M)	8/21/2012	431	431	(2)(20)
		Senior secured loan ($21,769 par due 2/2018)	9.25% (Libor + 8.00%/Q)	8/21/2012	21,769	21,769	(2)(20)
		Senior secured loan ($10,000 par due 2/2018)	9.25% (Libor + 8.00%/Q)	8/21/2012	10,000	10,000	(4)(20)
					32,200	32,200
Hojeij Branded Foods, Inc.	Airport restaurant operator	Senior secured revolving loan ($1,900 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	1,900	1,900	(2)(20)(23)
		Senior secured loan ($22,600 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	22,025	22,600	(2)(20)
		Warrants to purchase up to 7.5% of membership interest		2/15/2012	—	132	(2)
		Warrants to purchase up to 324 shares of Class A common stock		2/15/2012	669	1,899	(2)
					24,594	26,531
Orion Foods, LLC (fka Hot Stuff Foods, LLC)(7)	Convenience food service retailer	Senior secured revolving loan ($7,800 par due 9/2014)	10.75% (Base Rate + 7.50%/M)	4/1/2010	7,800	7,800	(2)(20)
		Senior secured loan ($33,477 par due 9/2014)	10.00% (Libor + 8.50%/Q)	4/1/2010	33,477	33,477	(3)(20)
		Junior secured loan ($37,552 par due 9/2014)		4/1/2010	23,695	17,807	(2)(19)
		Preferred units (10,000 units)		10/28/2010	—	—	(2)
		Class A common units (25,001 units)		4/1/2010	—	—	(2)
		Class B common units (1,122,452 units)		4/1/2010	—	—	(2)
					64,972	59,084

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
OTG Management, LLC	Airport restaurant operator	Senior secured loan ($25,000 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	25,000	25,000	(2)(20)
		Common units (3,000,000 units)		1/5/2011	3,000	2,042	(2)
		Warrants to purchase up to 7.73% of common units		6/19/2008	100	4,334	(2)
					28,100	31,376
Performance Food Group, Inc. and Wellspring Distribution Corp.	Food service distributor	Junior secured loan ($50,000 par due 5/2015)	11.00%	5/30/2012	50,000	50,000	(2)
		Junior secured loan ($50,250 par due 5/2015)	11.00%	5/23/2008	49,529	50,250	(2)
		Junior secured loan ($50,000 par due 5/2015)	11.00%	5/23/2008	49,705	50,000	(3)
		Class A non-voting common stock (1,366,120 shares)		5/3/2008	7,500	6,732	(2)
					156,734	156,982
Restaurant Holding Company, LLC	Fast food restaurant operator	Senior secured loan ($61,333 par due 2/2017)	9.00% (Libor + 7.50%/M)	2/17/2012	60,280	61,333	(3)(20)
		Senior secured loan ($9,436 par due 2/2017)	9.00% (Libor + 7.50%/M)	2/17/2012	9,272	9,436	(4)(20)
					69,552	70,769
S.B. Restaurant Company	Restaurant owner and operator	Preferred stock (46,690 shares)		4/1/2010	—	—	(2)
		Warrants to purchase up to 257,429 shares of common stock		4/1/2010	—	—	(2)
					—	—
					414,058	423,059		10.61%
Services—Other
Capital Investments and Ventures Corp.	SCUBA diver training and certification provider	Senior secured loan ($64,837 par due 8/2018)	8.50% (Libor + 7.25%/Q)	8/9/2012	64,837	64,837	(2)(20)
		Senior secured loan ($9,975 par due 8/2018)	8.50% (Libor + 7.25%/Q)	8/9/2012	9,975	9,975	(4)(20)
					74,812	74,812
Competitor Group, Inc. and Calera XVI, LLC	Endurance sports media and event operator	Senior secured revolving loan ($2,850 par due 11/2018)	10.00% (Base Rate + 6.75%/Q)	11/30/2012	2,850	2,850	(2)(20)
		Senior secured revolving loan ($900 par due 11/2018)	9.00% (Libor + 7.75%/Q)	11/30/2012	900	900	(2)(20)
		Senior secured loan ($54,500 par due 11/2018)	9.00% (Libor + 7.75%/Q)	11/30/2012	54,500	54,500	(2)(20)
		Membership units (2,500,000 units)		11/30/2012	2,500	2,500	(2)(9)
					60,750	60,750
Massage Envy, LLC	Franchiser in the massage industry	Senior secured loan ($80,494 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	80,494	80,494	(2)(20)
		Common stock (3,000,000 shares)		9/27/2012	3,000	3,000	(2)
					83,494	83,494
McKenzie Sports Products, LLC	Designer, manufacturer and distributor of taxidermy forms and supplies	Senior secured loan ($11,833 par due 3/2017)	7.00% (Libor + 5.50%/M)	3/30/2012	11,833	11,833	(2)(20)
		Senior secured loan ($28 par due 3/2017)	7.75% (Base Rate + 4.50%/M)	3/30/2012	28	28	(2)(20)
		Senior secured loan ($9,902 par due 3/2017)	7.00% (Libor + 5.50%/M)	3/30/2012	9,902	9,902	(4)(20)
		Senior secured loan ($23 par due 3/2017)	7.75% (Base Rate + 4.50%/M)	3/30/2012	23	23	(4)(20)
					21,786	21,786
The Dwyer Group(6)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($25,400 par due 6/2018)	12.00% Cash, 1.50% PIK	12/22/2010	25,400	25,400	(2)
		Series A preferred units (13,292,377 units)	8.00% PIK	12/22/2010	6,337	13,962	(2)
					31,737	39,362
Wash Multifamily Laundry Systems, LLC (fka Web Services Company, LLC)	Laundry service and equipment provider	Senior secured loan ($27,172 par due 8/2014)	7.00% (Base Rate + 3.75%/Q)	6/26/2012	27,091	27,172	(2)(20)
		Junior secured loan ($40,000 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	40,000	40,000	(2)(20)

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Junior secured loan ($50,000 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	50,000	50,000	(3)(20)
					117,091	117,172
					389,670	397,376		9.96%
Business Services
Access CIG, LLC	Records and information management services provider	Senior secured loan ($1,000 par due 10/2017)	7.00% (Libor + 5.75%/Q)	10/5/2012	1,000	1,000	(2)(20)
Cast & Crew Payroll, LLC and Centerstage Co-Investors, L.L.C.(6)	Payroll and accounting services provider to the entertainment industry	Senior secured loan ($100,000 par due 12/2017)	7.50% (Libor + 6.50%/Q)	12/24/2012	100,000	100,000	(2)(20)
		Class A membership units (2,500,000 units)		12/24/2012	2,500	2,500	(2)
		Class B membership units (2,500,000 units)		12/24/2012	2,500	2,500	(2)
					105,000	105,000
CIBT Investment Holdings, LLC	Expedited travel document processing services	Class A shares (2,500 shares)		12/15/2011	2,500	3,543	(2)
CitiPostal Inc.(7)	Document storage and management services	Senior secured revolving loan ($1,000 par due 12/2013)	6.75% (Base Rate + 3.25%/Q)	4/1/2010	1,000	1,000	(2)(20)
		Senior secured loan ($523 par due 12/2013)	8.50% Cash, 5.50% PIK	4/1/2010	523	523	(2)
		Senior secured loan ($53,561 par due 12/2013)	8.50% Cash, 5.50% PIK	4/1/2010	53,561	53,561	(3)
		Senior subordinated loan ($17,224 par due 12/2015)		4/1/2010	13,038	1,556	(2)(19)
		Common stock (37,024 shares)		4/1/2010	—	—
					68,122	56,640
Command Alkon, Inc.	Software solutions provider to the ready-mix concrete industry	Junior secured loan ($39,130 par due 3/2018)	9.75% (Libor + 8.50%/Q)	9/28/2012	39,130	39,130	(2)(20)
Cornerstone Records Management, LLC	Physical records storage and management service provider	Senior secured loan ($18,460 par due 8/2016)	10.50% (Libor + 9.00%/Q)	8/12/2011	18,460	17,722	(2)(20)
HCP Acquisition Holdings, LLC(7)	Healthcare compliance advisory services	Class A units (12,287,082 units)		6/26/2008	12,347	—	(2)
IfByPhone Inc.	Voice-based marketing automation software provider	Senior secured loan ($2,000 par due 11/2015)	11.00%	10/15/2012	1,917	2,000	(2)
		Senior secured loan ($1,000 par due 1/2016)	11.00%	10/15/2012	1,000	1,000	(2)
		Warrant to purchase up to 124,300 shares of Series C preferred stock		10/15/2012	88	88	(2)
					3,005	3,088
Impact Innovations Group, LLC	IT consulting and outsourcing services	Member interest (50.00% interest)		4/1/2010	—	200
Investor Group Services, LLC(6)	Business consulting for private equity and corporate clients	Limited liability company membership interest (10.00% interest)		6/22/2006	—	711
Itel Laboratories, Inc.	Data services provider for building materials to property insurance industry	Senior secured loan ($12,263 par due 6/2018)	6.25% (Libor + 5.00%/Q)	6/29/2012	12,263	12,263	(2)(20)
		Preferred units (1,798,391 units)		6/29/2012	1,000	1,093	(2)
					13,263	13,356
Multi-Ad Services, Inc.(6)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	788	2,037
		Common units (1,725,280 units)		4/1/2010	—	—
					788	2,037
MVL Group, Inc.(7)	Marketing research provider	Senior secured revolving loan ($806 par due 6/2012)	4.94% (Libor + 4.50%/Q)	6/28/2012	806	806	(2)
		Senior subordinated loan ($36,766 par due 7/2012)		4/1/2010	34,636	5,330	(2)(19)
		Junior subordinated loan ($185 par due 7/2012)		4/1/2010	—	—	(2)(19)
		Common stock (560,716 shares)		4/1/2010	—	—	(2)
					35,442	6,136
Performant Financial Corporation	Collections services	Common stock (772,130 shares)		4/1/2010	1,191	7,799	(2)
		Common stock (207,912 shares)		2/5/2005	241	2,100	(2)
					1,432	9,899

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Pillar Processing LLC and PHL Holding Co.(6)	Mortgage services	Senior secured loan ($7,033 par due 11/2018)		7/31/2008	6,709	7,033	(2)(19)
		Senior secured loan ($7,375 par due 5/2019)		11/20/2007	6,661	522	(2)(19)
		Class A common stock (576 shares)		7/31/2012	3,768	—	(2)
					17,138	7,555
Powersport Auctioneer Holdings, LLC	Powersport vehicle auction operator	Common units (1,972 units)		3/2/2012	1,000	736	(2)
Prommis Holdings, LLC	Bankruptcy and foreclosure processing services	Class B common units (1,727 units)		6/12/2012	—	—	(2)
Promo Works, LLC	Marketing services	Senior secured loan ($8,655 par due 12/2013)		4/1/2010	3,249	2,042	(2)(19)
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	137	(2)
Strident Holding, Inc.	Recovery audit services provider to commercial and governmental healthcare payors	Senior secured loan ($7,935 par due 7/2018)	6.50% (Libor + 5.25%/Q)	7/26/2012	7,935	7,935	(2)(20)
		Senior secured loan ($9,975 par due 7/2018)	6.50% (Libor + 5.25%/Q)	7/26/2012	9,975	9,975	(4)(20)
					17,910	17,910
Summit Business Media Parent Holding Company LLC	Business media consulting services	Limited liability company membership interest (45.98% interest)		5/20/2011	—	873	(2)
TOA Technologies, Inc.	Cloud based, mobile workforce management applications provider	Senior secured loan ($13,000 par due 10/2016)	10.25%	10/31/2012	12,415	12,480	(2)
		Warrant to purchase up to 2,509,770 shares of Series D preferred stock		10/31/2012	605	617	(2)
					13,020	13,097
Tradesmen International, Inc.	Construction labor support	Warrants to purchase up to 771,036 shares		4/1/2010	—	10,150
Tripwire, Inc.	IT security software provider	Senior secured loan ($50,000 par due 5/2018)	6.00% (Libor + 4.75%/Q)	5/23/2011	50,000	50,000	(3)(20)
		Senior secured loan ($10,000 par due 5/2018)	6.00% (Libor + 4.75%/Q)	5/23/2011	10,000	10,000	(4)(20)
		Class A common stock (2,970 shares)		5/23/2011	2,970	6,941	(2)
		Class B common stock (2,655,638 shares)		5/23/2011	30	70	(2)
					63,000	67,011
Venturehouse-Cibernet Investors, LLC	Financial settlement services for intercarrier wireless roaming	Equity interest		4/1/2010	—	—	(2)
VSS-Tranzact Holdings, LLC(6)	Management consulting services	Common membership interest (5.98% interest)		10/26/2007	10,204	3,652
					426,260	381,625		9.57%
Containers—Packaging
ICSH, Inc.	Industrial container manufacturer, reconditioner and servicer	Senior secured revolving loan	—	8/31/2011	—	—	(22)
		Senior secured loan ($22,569 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	22,569	22,569	(2)(20)
		Senior secured loan ($3,750 par due 8/2016)	9.25% (Base Rate + 6.00%/Q)	8/31/2011	3,750	3,750	(2)(20)
		Senior secured loan ($24,217 par due 8/2016)	8.04% (Libor + 7.00%/Q)	8/31/2011	24,217	24,217	(2)(20)
		Senior secured loan ($67,961 par due 8/2016)	8.04% (Libor + 7.00%/Q)	8/31/2011	67,961	67,961	(3)(20)
		Senior secured loan ($353 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	353	353	(3)(20)
		Senior secured loan ($14,795 par due 8/2016)	8.04% (Libor + 7.00%/Q)	8/31/2011	14,795	14,795	(4)(20)
		Senior secured loan ($77 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	77	77	(4)(20)
					133,722	133,722
Microstar Logistics LLC, Microstar Global Asset Management LLC and MStar Holding Corporation	Keg management solutions provider	Junior secured loan ($165,000 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	165,000	165,000	(2)(20)
		Common Stock (50,000 shares)		12/14/2012	5,000	5,000	(2)
					170,000	170,000
Pregis Corporation, Pregis Intellipack Corp. and Pregis Innovative Packaging Inc.	Provider of highly-customized, tailored protective	Senior secured loan ($3 par due 3/2017)	8.50% (Base Rate + 5.25%/Q)	4/25/2012	3	3	(2)(20)

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
	packaging solutions
		Senior secured loan ($992 par due 3/2017)	7.75% (Libor + 6.25%/Q)	4/25/2012	992	992	(2)(20)
					995	995
					304,717	304,717		7.64%
Consumer Products—Non-durable
Gilchrist & Soames, Inc.	Personal care manufacturer	Senior secured revolving loan ($9,200 par due 10/2013)	6.25% (Libor + 5.00%/M)	4/1/2010	9,200	9,200	(2)(20)
		Senior secured loan ($21,941 par due 10/2013)	13.44%	4/1/2010	21,710	20,847	(2)
					30,910	30,047
Implus Footcare, LLC	Provider of footwear and other accessories	Preferred stock (455 shares)	6.00% PIK	10/31/2011	4,873	4,873	(2)
		Common stock (455 shares)		10/31/2011	455	196	(2)
					5,328	5,069
Insight Pharmaceuticals Corporation(6)	OTC drug products manufactuer	Junior secured loan ($19,310 par due 8/2017)	13.25% (Libor + 11.75%/Q)	8/26/2011	19,136	19,310	(3)(20)
		Class A common stock (155,000 shares)		8/26/2011	6,035	8,277	(2)
		Class B common stock (155,000 shares)		8/26/2011	6,035	8,277	(2)
					31,206	35,864
Matrixx Initiatives, Inc. and Wonder Holdings Acquisition Corp.	Developer and marketer of over-the-counter healthcare products	Senior secured revolving loan ($9,500 par due 6/2016)	13.00% (Libor + 12.00%/M)	6/30/2011	9,500	8,550	(2)(20)
		Senior secured loan ($38,781 par due 6/2016)	13.00% (Libor + 12.00%/Q)	6/30/2011	38,581	34,903	(3)(20)
		Warrants to purchase up to 1,654,678 shares of common stock		7/27/2011	—	—	(2)
		Warrants to purchase up to 1,489 shares of preferred stock		7/27/2011	—	—	(2)
					48,081	43,453
Oak Parent, Inc.	Manufacturer of athletic apparel	Senior secured loan ($41,299 par due 4/2018)	8.00% (Libor + 7.00%/Q)	4/2/2012	41,125	41,299	(2)(20)
		Senior secured loan ($9,428 par due 4/2018)	8.00% (Libor + 7.00%/Q)	4/2/2012	9,388	9,428	(4)(20)
					50,513	50,727
PG-ACP Co-Invest, LLC	Supplier of medical uniforms, specialized medical footwear and accessories	Class A membership units (1,000,0000 units)		8/29/2012	1,000	1,293	(2)
The Step2 Company, LLC	Toy manufacturer	Junior secured loan ($27,000 par due 4/2015)	10.00%	4/1/2010	26,092	27,000	(2)
		Junior secured loan ($32,814 par due 4/2015)	10.00% Cash, 6.00% PIK	4/1/2010	31,859	28,876	(2)
		Common units (1,116,879 units)		4/1/2010	24	94
		Warrants to purchase up to 3,157,895 units		4/1/2010	—	269
					57,975	56,239
The Thymes, LLC(7)	Cosmetic products manufacturer	Preferred units (6,283 units)	8.00% PIK	6/21/2007	5,631	5,244
		Common units (5,400 units)		6/21/2007	—	3,138
					5,631	8,382
Woodstream Corporation	Pet products manufacturer	Senior secured loan ($3,000 par due 8/2014)	6.50% (Libor + 5.00%/Q)	4/18/2012	3,000	3,000	(2)(20)
		Senior secured loan ($15,000 par due 8/2014)	6.50% (Libor + 5.00%/Q)	4/18/2012	15,000	15,000	(4)(20)
		Senior subordinated loan ($45,000 par due 2/2015)	12.00%	1/22/2010	41,637	45,000	(2)
		Common stock (4,254 shares)		1/22/2010	1,222	2,999	(2)
					60,859	65,999
					291,503	297,073		7.45%
Energy
Centinela Funding, LLC	Solar power generation facility developer and operator	Senior secured loan ($45,000 par due 11/2020)	10.00% (Libor + 8.75%/Q)	11/14/2012	45,000	45,000	(2)(20)
EquiPower Resources Holdings, LLC	Gas-fired power generation facilities operator	Junior secured loan ($22,500 par due 6/2019)	10.00% (Libor + 8.50%/Q)	6/27/2012	22,073	22,500	(2)(20)
La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Junior secured loan ($59,000 par due 8/2018)	10.25% (Libor + 8.75%/Q)	8/9/2011	57,908	56,640	(2)(20)
Panda Sherman Power, LLC	Developer and operator of a gas turbine power	Senior secured loan ($32,500 par due 9/2018)	9.00% (Libor + 7.50%/Q)	9/14/2012	32,500	32,500	(2)(20)

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
	plant
Panda Temple Power, LLC	Developer and operator of a gas turbine power plant	Senior secured loan ($60,000 par due 7/2018)	11.50% (Libor + 10.00%/Q)	7/17/2012	58,157	60,000	(2)(20)
					215,638	216,640		5.43%
Automotive Services
Driven Holdings, LLC	Automotive aftermarket car care franchisor	Preferred stock (247,500 units)		12/16/2011	2,475	2,688	(2)
		Common stock (25,000 units)		12/16/2011	25	137	(2)
					2,500	2,825
Eckler Industries, Inc.	Restoration parts and accessories provider for classic automobiles	Senior secured revolving loan ($1,300 par due 7/2017)	8.25% (Base Rate + 5.00%/M)	7/12/2012	1,300	1,300	(2)(20)
		Senior secured loan ($52,071 par due 7/2017)	7.25% (Libor + 6.00%/M)	7/12/2012	52,071	52,071	(2)(20)
		Series A preferred stock (1,800 shares)		7/12/2012	1,800	1,871	(2)
		Common stock (20,000 shares)		7/12/2012	200	200	(2)
					55,371	55,442
EcoMotors, Inc.	Engine developer	Senior secured loan ($5,000 par due 7/2016)	10.13%	12/28/2012	4,850	5,000	(2)
		Warrant to purchase up to 321,888 shares of Series C Preferred Stock		12/28/2012	—	84	(2)
					4,850	5,084
Service King Paint & Body, LLC	Collision repair site operators	Senior secured loan ($122,850 par due 8/2017)	8.50% (Libor + 7.25%/Q)	8/20/2012	122,850	122,850	(2)(16)(20)
		Senior secured loan ($9,925 par due 8/2017)	5.50% (Libor + 4.25%/Q)	8/20/2012	9,925	9,925	(2)(20)
		Membership interest		8/20/2012	5,000	6,684	(2)
					137,775	139,459
					200,496	202,810		5.09%
Manufacturing
Cambrios Technologies Corporation	Nanotechnology-based solutions for electronic devices and computers	Senior secured loan ($4,848 par due 8/2015)	12.00%	8/7/2012	4,848	4,848	(2)
		Warrants to purchase up to 400,000 shares of Series D-4 convertible preferred stock		8/2/2012	—	8	(2)
					4,848	4,856
Component Hardware Group, Inc.	Commercial equipment	Junior secured loan ($3,202 par due 12/2014)	7.00% Cash, 3.00% PIK	8/4/2010	3,202	3,202	(2)
		Senior subordinated loan ($11,142 par due 12/2014)	7.50% Cash, 5.00% PIK	4/1/2010	8,343	11,142	(2)
		Warrants to purchase up to 1,462,500 shares of common stock		8/4/2010	—	7,322	(2)
					11,545	21,666
MWI Holdings, Inc.	Engineered springs, fasteners, and other precision components	Senior secured loan ($38,274 par due 6/2017)	10.00% (Libor + 8.00%/Q)	6/15/2011	38,274	38,274	(2)(20)
Lighting Science Group Corporation	Advanced lighting products	Letter of credit facility	—	9/20/2011	—	—	(24)
		Senior secured loan ($10,000 par due 6/2017)	10.00% (Libor + 8.00%/Q)	6/15/2011	10,000	10,000	(4)(20)
					48,274	48,274
NetShape Technologies, Inc.	Metal precision engineered components	Senior secured revolving loan ($415 par due 2/2013)	3.96% (Libor + 3.75%/M)	4/1/2010	415	373	(2)
Pelican Products, Inc.	Flashlights	Senior secured loan ($7,960 par due 7/2018)	7.00% (Libor + 5.50%/Q)	7/13/2012	7,960	7,960	(4)(20)
		Junior secured loan ($32,000 par due 6/2019)	11.50% (Libor + 10.00%/Q)	7/13/2012	32,000	32,000	(2)(20)
					39,960	39,960
Protective Industries, Inc. dba Caplugs	Plastic protection products	Senior secured revolving loan ($1,633 par due 5/2016)	5.75% (Libor + 4.25%/M)	5/23/2011	1,633	1,633	(2)(20)(23)
		Senior secured loan ($1,500 par due 5/2017)	5.75% (Libor + 4.25%/M)	11/30/2012	1,500	1,500	(2)(20)
		Senior subordinated loan ($695 par due 5/2018)	8.00% Cash, 7.25% PIK	5/23/2011	695	695	(2)
		Preferred stock (2,379,361 shares)		5/23/2011	2,307	4,644	(2)
					6,135	8,472
Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1,000	—	(2)
Sigma International Group, Inc.	Water treatment parts	Junior secured loan ($4,195	10.00%	7/8/2011	4,195	4,195	(2)(20)

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		par due 4/2014)	(Libor + 5.00% Cash, 5.00% PIK/Q)
SSH Environmental Industries, Inc. and SSH Non-Destructive Testing, Inc.	Magnetic sensors and supporting sensor products	Senior secured loan ($11,625 par due 12/2016)	9.00% (Libor + 7.50%/Q)	3/23/2012	11,424	11,625	(2)(20)
					127,796	139,421		3.50%
Aerospace and Defense
ILC Industries, LLC	Designer and manufacturer of protective cases and technically advanced lighting systems	Senior secured loan ($4,925 par due 7/2018)	7.50% (Libor + 6.00%/Q)	7/13/2012	4,838	4,925	(2)(20)
		Senior secured loan ($19,950 par due 7/2018)	7.50% (Libor + 6.00%/Q)	7/13/2012	19,574	19,950	(4)(20)
					24,412	24,875
PRV Aerospace, LLC	Aerospace precision components manufacturer	Senior secured loan ($1,136 par due 5/2018)	6.50% (Libor + 5.25%/Q)	5/15/2012	1,130	1,136	(2)(20)
		Senior secured loan ($8,460 par due 5/2018)	6.50% (Libor + 5.25%/Q)	5/15/2012	8,383	8,460	(4)(20)
		Junior secured loan ($80,000 par due 5/2019)	10.50% (Libor + 9.25%/Q)	5/10/2012	80,000	80,000	(2)(20)
					89,513	89,596
Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	103	103	(2)
		Common stock (1,885,195 shares)		1/17/2008	2,291	2,346	(2)
					2,394	2,449
					116,319	116,920		2.93%
Telecommunications
American Broadband Communications, LLC, American Broadband Holding Company, Cameron Holdings of NC, Inc., and Dialog Telecom LLC	Broadband communication services	Senior secured loan ($7,666 par due 9/2013)	7.50% (Libor + 5.50%/Q)	9/1/2010	7,666	7,666	(2)(20)
		Senior secured loan ($16,476 par due 12/2013)	12.00% (Libor + 11.50%/Q)	6/20/2011	16,476	16,476	(2)(20)
		Senior subordinated loan ($10,741 par due 11/2014)	12.00% Cash, 2.00% PIK	9/1/2010	10,741	10,312	(2)
		Senior subordinated loan ($34,104 par due 11/2014)	12.00% Cash, 2.00% PIK	11/7/2007	34,104	32,740	(3)
		Senior subordinated loan ($23,513 par due 11/2014)	10.00% Cash, 4.00% PIK	11/7/2007	23,513	22,574	(2)
		Warrants to purchase up to 378 shares		11/7/2007	—	2,533
		Warrants to purchase up to 200 shares		9/1/2010	—	1,340	(2)
					92,500	93,641
Startec Equity, LLC(7)	Communication services	Member interest		4/1/2010	—	—
					92,500	93,641		2.35%
Consumer Products—Durable
Bushnell Inc.	Sports optics manufacturer	Junior secured loan ($48,825 par due 2/2016)	9.00% (Libor + 7.50%/Q)	4/1/2010	44,000	48,338	(2)(20)
		Junior secured loan ($43,675 par due 2/2016)	9.50% (Libor + 8.00%/Q)	4/30/2012	43,675	43,675	(2)(20)
					87,675	92,013		2.31%
Oil and Gas
Geotrace Technologies, Inc.	Reservoir processing and development	Warrants to purchase up to 69,978 shares of common stock		4/1/2010	88	—	(2)
		Warrants to purchase up to 210,453 shares of preferred stock		4/1/2010	2,805	1,757	(2)
					2,893	1,757
UL Holding Co., LLC and Universal Lubricants, LLC(6)	Petroleum product manufacturer	Junior secured loan ($4,935 par due 12/2014)	9.19% (Libor + 7.19% Cash, 2.00% PIK/Q)	4/30/2012	4,935	4,935	(2)
		Junior secured loan ($25,413 par due 12/2014)	9.19% (Libor + 7.19% Cash, 2.00% PIK/Q)	4/30/2012	25,413	25,413	(3)
		Junior secured loan ($4,920 par due 12/2014)	12.00% Cash, 2.00% PIK	4/30/2012	4,920	4,920	(2)
		Junior secured loan ($5,078 par due 12/2014)	12.00% Cash, 3.00% PIK	4/30/2012	5,078	5,078	(2)
		Junior secured loan ($18,614 par due 12/2014)	12.00% Cash, 2.00% PIK	4/30/2012	18,614	18,614	(3)
		Class A common units (10,782 units)		6/17/2011	1,512	57	(2)

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class B-5 common units (599,200 units)		4/25/2008	5,472	226	(2)
		Class B-4 common units (50,000 units)		6/17/2011	500	19	(2)
		Class C common units (618,091 units)		4/25/2008	—	287	(2)
					66,444	59,549
					69,337	61,306		1.54%
Retail
Fulton Holdings Corp.	Airport restaurant operator	Senior secured loan ($40,000 par due 5/2016)	12.50%	5/28/2010	40,000	40,000	(3)(12)
		Common stock (19,672 shares)		5/28/2010	1,967	1,873
					41,967	41,873
Things Remembered Inc. and TRM Holdings Corporation	Personalized gifts retailer	Senior secured loan ($14,962 par due 5/2018)	8.00% (Libor + 6.50%/Q)	5/24/2012	14,962	14,962	(4)(20)
					56,929	56,835		1.43%
Printing, Publishing and Media
Batanga, Inc.	Independent digital media company	Senior secured loan ($5,500 par due 10/2016)	9.60%	10/31/2012	5,500	5,594	(2)(18)
Earthcolor Group, LLC	Printing management services	Limited liability company interests (9.30%)		5/18/2012	—	—
National Print Group, Inc.	Printing management services	Senior secured revolving loan ($913 par due 10/2013)	9.00% (Libor + 6.00%/Q)	3/2/2006	913	895	(2)(20)(23)
		Senior secured revolving loan ($1,038 par due 10/2013)	9.00% (Base Rate + 5.00%/M)	3/2/2006	1,038	1,017	(2)(20)
		Senior secured loan ($6,903 par due 10/2013)	10.00% (Libor + 9.00% Cash, 1.00% PIK/Q)	3/2/2006	6,631	6,834	(2)(20)
		Senior secured loan ($331 par due 10/2013)	10.00% (Base Rate + 9.00% Cash, 1.00% PIK/Q)	3/2/2006	318	327	(2)(20)
		Preferred stock (9,344 shares)		3/2/2006	2,000	—	(2)(20)
					10,900	9,073
The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	Senior secured loan ($21,319 par due 3/2017)	9.00% (Libor + 7.50%/Q)	9/29/2006	21,319	21,319	(2)(20)
		Senior secured loan ($9,902 par due 3/2017)	9.00% (Libor + 7.50%/Q)	9/29/2006	9,902	9,902	(4)(20)
		Preferred stock (10,663 shares)		9/29/2006	1,066	3,225	(2)
		Common stock (15,393 shares)		9/29/2006	3	8	(2)
					32,290	34,454
					48,690	49,121		1.23%
Environmental Services
AWTP, LLC(7)	Water treatment services	Junior secured loan ($4,212 par due 6/2015)	10.00%	4/18/2011	4,212	4,212	(2)
		Junior secured loan ($6,121 par due 6/2015)	15.00% PIK	4/18/2011	6,121	6,121	(2)
		Membership interests (90% interest)		4/18/2011	—	4,580	(2)
					10,333	14,913
RE Community Holdings II, Inc. and Pegasus Community Energy, LLC.	Operator of municipal recycling facilities	Preferred stock (1,000 shares)		3/1/2011	8,839	1,487	(2)
Waste Pro USA, Inc	Waste management services	Preferred Class A common equity (611,615 shares)		11/9/2006	12,263	24,219	(2)
					31,435	40,619		1.02%
Transportation
PODS Funding Corp.	Storage and warehousing	Junior subordinated loan ($40,228 par due 5/2017)	12.75% Cash, 2.75% PIK	11/29/2011	40,228	40,228	(2)
United Road Towing, Inc.	Towing company	Warrants to purchase up to 607 shares		4/1/2010	—	—
					40,228	40,228		1.01%
Commercial Real Estate Finance
10th Street, LLC(6)	Real estate holding company	Senior subordinated loan ($25,208 par due 11/2014)	8.93% Cash, 4.07% PIK	4/1/2010	25,208	25,208	(2)
		Member interest (10.00% interest)		4/1/2010	594	—
		Option (25,000 units)		4/1/2010	25	501
					25,827	25,709
American Commercial Coatings, Inc.	Real estate property	Commercial mortgage loan ($2,505 par due 12/2025)		4/1/2010	926	2,061	(19)
Cleveland East Equity, LLC	Hotel operator	Real estate equity interests		4/1/2010	1,026	3,639

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Commons R-3, LLC	Real estate developer	Real estate equity interests		4/1/2010	—	—
Crescent Hotels & Resorts, LLC and affiliates(7)	Hotel operator	Senior subordinated loan ($2,236 par due 9/2011)		4/1/2010	—	—	(2)(19)
		Senior subordinated loan ($2,092 par due 6/2017)		4/1/2010	—	—	(2)(19)
		Common equity interest		4/1/2010	—	—
		Limited liability company membership interest (100% interest)		6/19/2012	—	—	(2)
					—	—
Hot Light Brands, Inc.(7)	Real estate holding company	Senior secured loan ($32,957 par due 2/2011)		4/1/2010	1,664	1,128	(2)(19)
		Common stock (93,500 shares)		4/1/2010	—	—	(2)
					1,664	1,128
NPH, Inc.	Hotel property	Real estate equity interests		4/1/2010	5,291	6,123
					34,734	38,660		0.97%
Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	Senior secured loan ($11,500 par due 10/2013)	4.71% (Libor + 4.50%/M)	10/11/2007	11,500	11,500	(2)(13)
CFW Co-Invest, L.P. and NCP Curves, L.P.	Health club franchisor	Limited partnership interest (4,152,165 shares)		7/31/2012	4,152	4,152	(2)
		Limited partnership interest (1,847,835 shares)		7/31/2012	1,848	1,848	(2)
					6,000	6,000
					17,500	17,500		0.43%
Food and Beverage
Apple & Eve, LLC and US Juice Partners, LLC(6)	Juice manufacturer	Senior units (50,000 units)		10/5/2007	5,000	1,398
Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated loan ($8,885 par due 2/2013)	16.00% PIK	2/6/2008	8,885	8,885	(2)
		Preferred stock (6,258 shares)		9/1/2006	2,568	1,617	(2)
					11,453	10,502
Distant Lands Trading Co.	Coffee manufacturer	Class A common stock (1,294 shares)		4/1/2010	980	—	(2)
		Class A-1 common stock (2,157 shares)		4/1/2010	—	—	(2)
					980	—
					17,433	11,900		0.29%
Wholesale Distribution
BECO Holding Company, Inc.	Wholesale distributor of first response fire protection equipment and related parts	Common stock (25,000 shares)		7/30/2010	2,500	2,457	(2)
					2,500	2,457		0.05%
					$5,823,451	$5,924,555		148.55%

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

(7)                                 As defined in the Investment Company Act, the Company is deemed to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2012 in which the issuer was both an Affiliated company and a portfolio company that the Company is deemed to Control are as follows:

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

(10)                          In the first quarter of 2011, the staff of the Securities and Exchange Commission (the “Staff”) informally communicated to certain business development companies the Staff’s belief that certain entities, which would be classified as an “investment company” under the Investment Company Act but for the exception from the definition of “investment company” set forth in Rule 3a-7 promulgated under the Investment Company Act, could not be treated as eligible portfolio companies (as defined in Section 2(a)(46) of the Investment Company Act). Subsequently, in August 2011 the Securities and Exchange Commission issued a concept release (the “Concept Release”) which states that “[a]s a general matter, the Commission presently does not believe that Rule 3a-7 issuers are the type of small, developing and financially troubled businesses in which Congress intended BDCs primarily to invest” and requested comment on whether or not a 3a-7 issuer should be considered an “eligible portfolio company”. The Company provided a comment letter in respect of the Concept Release and continues to believe that the language of Section 2(a)(46) of the Investment Company Act permits a business development company to treat as “eligible portfolio companies” entities that rely on the 3a-7 exception. However, given the current uncertainty in this area (including the language in the Concept Release) and subsequent discussions with the Staff, the Company has, solely for purposes of calculating the composition of its portfolio pursuant to Section 55(a) of the Investment Company Act, identified these entities in the Company’s schedule of investments as “non-qualifying assets” should the Staff ultimately disagree with the Company’s position.

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

(12)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.00% on $16 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(13)                         In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.50% on $12 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(14)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.00% on $65 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(15)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.13% on $19 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(16)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.00% on $73 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(17)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.13% on $56 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(22)                          As of December 31, 2012, no amounts were funded by the Company under this senior secured revolving loan, however, there were standby letters of credit issued and outstanding through a financial intermediary under the loan.  See Note 6 to the consolidated financial statements for further information on standby letters of credit commitments related to certain portfolio companies.

(23)                          As of December 31, 2012, in addition to the amounts funded by the Company under this senior secured revolving loan, there were also standby letters of credit issued and outstanding through a financial intermediary under the loan.  See Note 6 to the consolidated financial statements for further information on standby letters of credit commitments related to certain portfolio companies.

(24)                          As of December 31, 2012, no amounts were funded by the Company under this letter of credit facility, however, there were standby letters of credit issued and outstanding through a financial intermediary under the letter of credit facility.  See Note 6 to the consolidated financial statements for further information on standby letters of credit commitments related to certain portfolio companies.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2013

(in thousands, except per share data)

(unaudited)

					Accumulated
					Net Realized
					Loss on
					Investments,
					Foreign Currency
				Accumulated	Transactions,
			Capital in	Overdistributed	Extinguishment of	Net Unrealized	Total
	Common Stock		Excess of	Net Investment	Debt and	Gain on	Stockholders’
	Shares	Amount	Par Value	Income	Other Assets	Investments	Equity
Balance at December 31, 2012	248,653	$249	$4,117,517	$(27,910)	$(202,614)	$101,104	$3,988,346
Issuance of common stock in add-on offering (net of offering and underwriting costs)	19,147	19	333,155				333,174
Shares issued in connection with dividend reinvestment plan	512	—	9,029	—	—	—	9,029
Net increase in stockholders’ equity resulting from operations	—	—	—	192,674	20,326	840	213,840
Dividends declared ($0.76 per share)	—	—	—	(196,344)	—	—	(196,344)
Balance at June 30, 2013	268,312	$268	$4,459,701	$(31,580)	$(182,288)	$101,944	$4,348,045

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	For the six months ended
	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$213,840	$196,479
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Realized loss on extinguishment of debt	—	2,678
Net realized (gains) losses on investments	(20,326)	46,568
Net unrealized gains on investments	(840)	(80,786)
Net accretion of discount on investments	(2,970)	(7,503)
Increase in payment-in-kind interest and dividends	(10,583)	(13,552)
Collections of payment-in-kind interest and dividends	2,571	5,217
Amortization of debt issuance costs	6,906	6,672
Accretion of discount on notes payable	6,569	5,362
Depreciation	402	398
Proceeds from sales and repayments of investments	638,364	713,399
Purchases of investments	(1,498,199)	(1,086,383)
Changes in operating assets and liabilities:
Interest receivable	(10,469)	(2,057)
Other assets	(287)	(8,146)
Management and incentive fees payable	(7,763)	5,706
Accounts payable and other liabilities	2,920	(8,434)
Interest and facility fees payable	9,740	2,616
Net cash used in operating activities	(670,125)	(221,766)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	333,174	252,415
Borrowings on debt	2,189,000	1,250,101
Repayments and repurchases of debt	(1,829,000)	(1,129,531)
Debt issuance costs	(4,260)	(16,064)
Dividends paid	(187,315)	(154,672)
Net cash provided by financing activities	501,599	202,249
CHANGE IN CASH AND CASH EQUIVALENTS	(168,526)	(19,517)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	269,043	120,782
CASH AND CASH EQUIVALENTS, END OF PERIOD	$100,517	$101,265
Supplemental Information:
Interest paid during the period	$52,635	$50,424
Taxes, including excise tax, paid during the period	$11,248	$8,529
Dividends declared during the period	$196,344	$164,068

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2013

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

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, the Company looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of the Company’s investments) are valued at fair value as determined in good faith by the Company’s board of directors, based on, among other things, the input of the Company’s investment adviser, audit committee and independent third-party valuation firms that have been engaged at the direction of the Company’s board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12 month period (with certain de minimis exceptions) and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter, and a minimum of 50% of the Company’s portfolio at fair value is subject to review by an independent valuation firm each quarter. In addition, the Company’s independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, the Company’s investment valuation process within the context of performing the integrated audit.

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

New Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”).  ASU 2013-08 amends the criteria that define an investment company, clarifies the measurement guidance and requires certain additional disclosures. Public companies are required to apply ASU 2013-08 prospectively for interim and annual reporting periods beginning after December 15, 2013. The Company has evaluated the impact of the adoption of ASU 2013-08 on its financial statements and disclosures and determined the adoption of ASU 2013-08 will not have a material effect on the Company’s financial condition and results of operations.

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

The Capital Gains Fee payable to the Company’s investment adviser as calculated under the investment advisory and management agreement (as described above) for the three and six months ended June 30, 2013 was $0. However, in accordance with GAAP, the Company had an accrued capital gains incentive fee of $73,530 as of June 30, 2013 that is not currently due under the investment advisory and management agreement. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the Capital Gains Fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains fee equal to 20% of such cumulative amount, less the aggregate amount of actual Capital Gains Fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of June 30, 2013, the Company has paid Capital Gains Fees since inception totaling $15,986, of which $11,523 was paid in the first quarter of 2013. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For the three and six months ended June 30, 2013, base management fees were $24,902 and $48,120, respectively, incentive fees related to pre-incentive fee net investment income were $25,390 and $49,226, respectively, and the incentive fees related to capital gains calculated in accordance with GAAP were $7,984 and $4,233, respectively.

As of June 30, 2013, $123,822 was included in “management and incentive fees payable” in the accompanying consolidated balance sheet, of which $50,292 is currently payable to the Company’s investment adviser under the investment advisory and management agreement.

For the three and six months ended June 30, 2012, base management fees were $20,811 and $40,797, respectively, incentive fees related to pre-incentive fee net investment income were $22,127 and $42,812, respectively, and incentive fees related to capital gains accrued in accordance with GAAP were $606 and $6,307, respectively.

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

For the three and six months ended June 30, 2013, the Company incurred $2,606 and $5,198, respectively, in administrative fees.  For the three and six months ended June 30, 2012, we incurred $2,217 and $4,537, respectively, in administrative fees. As of June 30, 2013, $2,606 of these fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

4.             INVESTMENTS

As of June 30, 2013 and December 31, 2012, investments consisted of the following:

	As of
	June 30, 2013		December 31, 2012
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
Senior term debt	$4,272,192	$4,233,675	$3,587,770	$3,555,144
Subordinated Certificates of the SSLP(2)	1,411,466	1,436,213	1,237,887	1,263,644
Senior subordinated debt	358,472	296,094	321,331	259,820
Preferred equity securities	236,661	258,968	238,837	250,118
Other equity securities	427,160	576,907	430,380	584,005
Commercial real estate	7,065	13,103	7,246	11,824
Total	$6,713,016	$6,814,960	$5,823,451	$5,924,555

(1)                                 The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

(2)                                 The proceeds from these certificates were applied to co-investments with GE Global Sponsor Finance LLC and General Electric Capital Corporation to fund first lien senior secured loans to 41 and 36 different borrowers as of June 30, 2013 and December 31, 2012, respectively.

The industrial and geographic compositions of our portfolio at fair value as of June 30, 2013 and December 31, 2012 were as follows:

	As of
	June 30, 2013	December 31, 2012
Industry
Investment Funds and Vehicles(1)	21.5%	21.7%
Healthcare Services	14.1	12.9
Education	8.7	7.8
Other Services	8.0	6.7
Business Services	6.9	6.4
Consumer Products	6.2	6.6
Financial Services	6.0	7.3
Restaurants and Food Services	5.2	7.1
Energy	4.7	3.7
Containers and Packaging	4.5	5.1
Automotive Services	3.2	3.4
Manufacturing	2.4	2.4
Aerospace and Defense	1.8	2.0
Retail	1.5	1.0
Telecommunications	1.2	1.6
Other	4.1	4.3
Total	100.0%	100.0%

(1)                                 Includes the Company’s investment in the SSLP, which had made first lien senior secured loans to 41 and 36 different borrowers as of June 30, 2013 and December 31, 2012, respectively. The portfolio companies in the SSLP are in industries similar to the companies in the Company’s portfolio.

	As of
	June 30, 2013	December 31, 2012
Geographic Region
West	46.8%	49.1%
Midwest	20.5	19.2
Southeast	13.9	14.7
Mid Atlantic	11.4	12.8
Northeast	4.8	2.3
International	2.6	1.9
Total	100.0%	100.0%

As of June 30, 2013, 1.9% of total investments at amortized cost (or 0.6% of total investments at fair value) were on non-accrual status. As of December 31, 2012, 2.3% of total investments at amortized cost (or 0.6% of total investments at fair value) were on non-accrual status.

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

As of June 30, 2013 and December 31, 2012, the SSLP had available capital of $9.0 billion of which approximately $6.9 billion and $6.3 billion in aggregate principal amount, respectively, was funded.  As of June 30, 2013 and December 31, 2012, the Company had agreed to make available to the SSLP approximately $1.8 billion of which approximately $1.4 billion and $1.2 billion in aggregate principal amount, respectively, was funded.  Investment of any unfunded amount must be approved by the investment committee of the SSLP described above.

As of June 30, 2013 and December 31, 2012, the SSLP had total assets of $6.9 billion and $6.3 billion, respectively. As of June 30, 2013 and December 31, 2012, GE’s investment in the SSLP consisted of senior notes of $5.2 billion and $4.8 billion, respectively, and SSLP Certificates of $202 million and $178 million, respectively. The SSLP Certificates are junior in right of payment to the senior notes held by GE. As of June 30, 2013 and December 31, 2012, the Company and GE owned 87.5% and 12.5%, respectively, of the outstanding SSLP Certificates. The SSLP’s portfolio consisted of first lien senior secured loans to 41 and 36 different borrowers as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013 and December 31, 2012, the portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies and none of these loans was on non-accrual status. As of June 30, 2013 and December 31, 2012, the largest loan to a single borrower in the SSLP’s portfolio in aggregate principal amount was $325.9 million and $330.0 million, respectively, and the five largest loans to borrowers in the SSLP each totaled $1.4 billion. The portfolio companies in the SSLP are in industries similar to the companies in the Company’s portfolio.

The amortized cost and fair value of the SSLP Certificates held by the Company were $1.4 billion and $1.4 billion, respectively, as of June 30, 2013 and $1.2 billion and $1.3 billion, respectively, as of December 31, 2012.  The SSLP Certificates pay a weighted average coupon of approximately LIBOR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, which may result in a return to the holders of the SSLP Certificates that is greater than the contractual coupon.  The Company’s yield on its investment in the SSLP at fair value was 15.2% and 15.4% as of June 30, 2013 and December 31, 2012, respectively.  For the three and six months ended June 30, 2013, the Company earned interest income of $53.4 million and $102.0 million, respectively, from its investment in the SSLP Certificates.  For the three and six months ended June 30, 2012, the Company earned interest income of $44.5 million and $87.7 million, respectively, from its investment in the SSLP Certificates.  The Company is also entitled to certain fees in connection with the SSLP.

Effective March 30, 2012, Ares Capital Management assumed from the Company the role of co-manager of the SSLP. However, this change did not impact the Company’s economics in respect of its participation in the SSLP and Ares Capital Management does not receive any remuneration in respect of its co-manager role.

5.                                      DEBT

In accordance with the Investment Company Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowing. As of June 30, 2013 the Company’s asset coverage was 270%.

The Company’s outstanding debt as of June 30, 2013 and December 31, 2012 were as follows:

	As of
	June 30, 2013					December 31, 2012
	Total					Total
	Aggregate					Aggregate
	Principal					Principal
	Amount		Principal			Amount	Principal
	Available/		Amount	Carrying		Available/	Amount	Carrying
	Outstanding(1)		Outstanding	Value		Outstanding(1)	Outstanding	Value
Revolving Credit Facility	$930,000	(2)	$288,000	$288,000		$900,000	$—	$—
Revolving Funding Facility	620,000	(3)	372,000	372,000		620,000	300,000	300,000
SMBC Funding Facility	400,000		—	—		400,000	—	—
February 2016 Convertible Notes	575,000		575,000	552,415	(4)	575,000	575,000	548,521	(4)
June 2016 Convertible Notes	230,000		230,000	220,249	(4)	230,000	230,000	218,761	(4)
2017 Convertible Notes	162,500		162,500	158,760	(4)	162,500	162,500	158,312	(4)
2018 Convertible Notes	270,000		270,000	263,454	(4)	270,000	270,000	262,829	(4)
February 2022 Notes	143,750		143,750	143,750		143,750	143,750	143,750
October 2022 Notes	182,500		182,500	182,500		182,500	182,500	182,500
2040 Notes	200,000		200,000	200,000		200,000	200,000	200,000
2047 Notes	230,000		230,000	181,312	(5)	230,000	230,000	181,199	(5)
	$3,943,750		$2,653,750	$2,562,440		$3,913,750	$2,293,750	$2,195,872

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

(4)                                 Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below) less the unaccreted discount initially recorded upon issuance of the Convertible Unsecured Notes. The total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes and the 2018 Convertible Notes was $22,585, $9,751, $3,740 and $6,546, respectively, as of June 30, 2013. The total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes and the 2018 Convertible Notes was $26,479, $11,239, $4,188 and $7,171, respectively, as of December 31, 2012.

(5)                                 Represents the aggregate principal amount outstanding less the unaccreted purchased discount initially recorded as a part of the Allied Acquisition (as defined below). The total unaccreted purchased discount on the 2047 Notes was $48,688 and $48,801 as of June 30, 2013 and December 31, 2012, respectively.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all the Company’s outstanding debt as of June 30, 2013 were 5.0% and 8.7 years, respectively, and as of December 31, 2012 were 5.5% and 9.8 years, respectively.

Revolving Credit Facility

In December 2005, the Company entered into a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), which allows the Company to borrow up to $930,000 as of June 30, 2013 at any one time outstanding. See Note 15 for subsequent events relating to the Revolving Credit Facility. The end of the revolving period and the stated maturity date for the Revolving Credit Facility are May 4, 2017 and May 4, 2018, respectively. The Revolving Credit Facility also includes a feature that allows, under certain circumstances, for an increase in the size of the facility to a maximum of $1,400,000. The Revolving Credit Facility generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR based loans, and monthly payments of interest on other loans. From the end of the revolving period to the stated maturity date, the Company is required to repay outstanding principal amounts under the Revolving Credit Facility on a monthly basis in an amount equal to 1/12th of the outstanding principal amount at the end of the revolving period.

Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of the Company and its consolidated subsidiaries of not less than 2.0:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Borrowings under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio that are pledged as collateral. As of June 30, 2013, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of June 30, 2013 and December 31, 2012, there were $288,000 and no amounts outstanding, respectively, under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $125,000. As of June 30, 2013 and December 31, 2012, the Company had $45,921 and $43,667, respectively, in standby letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued. As of June 30, 2013, there was $596,079 available for borrowing (net of standby letters of credit issued) under the Revolving Credit Facility.

Beginning on May 2, 2013, subject to certain exceptions, the interest rate charged on the Revolving Credit Facility is based on LIBOR plus an applicable spread of 2.00% or a “base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 1.00%. From May 5, 2012 through May 1, 2013, the interest rate charged on the Revolving Credit Facility was based on LIBOR plus an applicable spread of 2.25% or a “base rate” plus an applicable spread of 1.25%. Prior to and including May 4, 2012, the interest rate charged on the Revolving Credit Facility was based on LIBOR plus an applicable spread of between 2.50% and 4.00% or on a “base rate” plus an applicable spread of between 1.50% and 3.00%, in each case, based on a pricing grid depending upon the Company’s credit ratings. As of June 30, 2013, the one, two, three and six month LIBOR was 0.19%, 0.24%, 0.27% and 0.41%, respectively. As of December 31, 2012, the one, two, three and six month LIBOR was 0.21%, 0.25%, 0.31% and 0.51%, respectively. In addition to the stated interest expense on the Revolving Credit Facility, after May 4, 2012, the Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility.  Prior to and including May 4, 2012, the commitment fee was 0.50%.  Beginning on May 2, 2013, the Company is also required to pay a letter of credit fee of 2.25% per annum on letters of credit issued.  From May 5, 2012 through May 1, 2013, the letter of credit fee was 2.50% and prior to and including May 4, 2012, the letter of credit fee was 3.25%.

The Revolving Credit Facility is secured by certain assets in the Company’s portfolio and excludes investments held by Ares Capital CP under the Revolving Funding Facility and those held by ACJB under the SMBC Funding Facility, each as discussed below, and certain other investments.

For the three and six months ended June 30, 2013 and 2012, the components of interest and credit facility fees expense, cash paid for interest expense, average interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Stated interest expense	$653	$1,021	$653	$1,929
Facility fees	989	1,047	2,079	2,277
Amortization of debt issuance costs	678	1,043	1,483	2,603
Total interest and credit facility fees expense	$2,320	$3,111	$4,215	$6,809
Cash paid for interest expense	$362	$578	$362	$2,081
Average stated interest rate	2.19%	2.73%	1.10%	3.03%
Average outstanding balance	$117,747	$149,451	$59,199	$126,484

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

Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by Ares Capital CP. Ares Capital CP is also subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests, loans with fixed rates and loans with certain investment ratings, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow. The Company and Ares Capital CP are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility. As of June 30, 2013, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

As of June 30, 2013 and December 31, 2012, there was $372,000 and $300,000 outstanding, respectively, under the Revolving Funding Facility. After a January 25, 2013 amendment to the Revolving Funding Facility, the interest charged on the Revolving Funding Facility was based on applicable spreads ranging from 2.25% to 2.50% over LIBOR and ranging from 1.25% to 1.50% over “base rate” (as defined in the agreements governing the Revolving Funding Facility) in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the Revolving Funding Facility. From January 18, 2012 through January 25, 2013, the interest rate charged on the Revolving Funding Facility was based on LIBOR plus an applicable spread of 2.50% or on a “base rate” plus an applicable spread of 1.50%. Prior to January 18, 2012, the interest rate charged on the Revolving Funding Facility was based on LIBOR plus an applicable spread of between 2.25% and 3.75% or on a “base rate” plus an applicable spread of between 1.25% to 2.75%, in each case, based on a pricing grid depending upon the Company’s credit ratings. As of June 30, 2013 and December 31, 2012, the interest rate in effect was based on one month LIBOR, which was 0.19% and 0.21%, respectively. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.75% depending on the size of the unused portion of the Revolving Funding Facility.

For the three and six months ended June 30, 2013 and 2012, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Stated interest expense	$1,727	$2,695	$2,201	$5,871
Facility fees	746	168	2,354	235
Amortization of debt issuance costs	504	403	1,006	777
Total interest and credit facility fees expense	$2,977	$3,266	$5,561	$6,883
Cash paid for interest expense	$358	$3,175	$2,503	$6,626
Average stated interest rate	2.45%	2.77%	2.46%	2.79%
Average outstanding balance	$279,396	$389,110	$177,994	$418,132

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

Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by ACJB. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Funding Facility. As of June 30, 2013, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

As of June 30, 2013 and December 31, 2012, there were no amounts outstanding under the SMBC Funding Facility. Subject to certain exceptions, the interest rate charged on the SMBC Funding Facility is based on one month LIBOR plus an applicable spread of 2.125% or a “base rate” (as defined in the agreements governing the SMBC Funding Facility) plus an applicable spread of 1.125%. As of June 30, 2013 and December 31, 2012, one month LIBOR was 0.19% and 0.21%, respectively. ACJB is not required to pay a commitment fee until September 15, 2013, at which time ACJB will be required to pay a commitment fee of 0.50% depending on the size of the unused portion of the SMBC Funding Facility.

For the three and six months ended June 30, 2013 and 2012, the components of interest and credit facility fees expense, cash paid for interest expense, average interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SMBC Funding Facility were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Stated interest expense	$—	$449	$—	$526
Amortization of debt issuance costs	269	155	504	267
Total interest and credit facility fees expense	$269	$604	$504	$793
Cash paid for interest expense	$—	$373	$16	$410
Average stated interest rate	—%	2.36%	—%	2.35%
Average outstanding balance	$—	$76,075	$—	$44,452

Debt Securitization

In July 2006, through ARCC Commercial Loan Trust 2006, a vehicle serviced by the Company’s consolidated subsidiary, ARCC CLO 2006 LLC (“ARCC CLO”), the Company completed a $400,000 debt securitization (the “Debt Securitization”) and issued approximately $314,000 aggregate principal amount of asset backed notes to third parties (the “CLO Notes”) that were secured by a pool of middle market loans that were purchased or originated by the Company. In June 2012, the Company repaid in full the $60,049 aggregate principal amount outstanding of the CLO Notes and terminated or discharged the agreements governing the Debt Securitization. In connection with the repayment in full of the CLO Notes ahead of their scheduled maturities, the remaining unamortized debt issuance costs related to the CLO Notes of $2,678 were expensed for the three and six months ended June 30, 2012 and recorded as a “realized loss on extinguishment of debt” in the accompanying consolidated statement of operations.

The interest charged under the Debt Securitization was based on three month LIBOR and spreads ranged from 0.25% to 0.70% depending on the class of the note.

For the three and six months ended June 30, 2012, the components of interest and credit facility fees expense, cash paid for interest expense, average interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Debt Securitization were as follows:

	For the three months ended	For the six months ended
	June 30, 2012	June 30, 2012
Stated interest expense	$120	$321
Amortization of debt issuance costs	89	179
Total interest and credit facility fees expense	$209	$500
Cash paid for interest expense	$149	$347
Average stated interest rate	0.90%	1.00%
Average outstanding balance	$52,791	$64,008

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

In certain circumstances, the Convertible Unsecured Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of its common stock, at the Company’s election, at their respective conversion rates (listed below as of June 30, 2013) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the Convertible Unsecured Notes Indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if the Company engages in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require the Company to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes are listed below.

	February 2016	June 2016	2017	2018
	Convertible Notes	Convertible Notes	Convertible Notes	Convertible Notes
Conversion premium	17.5%	17.5%	17.5%	17.5%
Closing stock price at issuance	$16.28	$16.20	$16.46	$16.91
Closing stock price date	January 19, 2011	March 22, 2011	March 8, 2012	October 3, 2012
Conversion price as of June 30, 2013(1)	$18.83	$18.74	$19.19	$19.81
Conversion rate as of June 30, 2013 (shares per one thousand dollar principal amount)(1)	53.1133	53.3757	52.1210	50.4731
Conversion dates	August 15, 2015	December 15, 2015	September 15, 2016	July 15, 2017

(1)                                 Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

As of June 30, 2013, the principal amounts of each series of the Convertible Unsecured Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The Convertible Unsecured Notes Indentures contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of the Convertible Unsecured Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Unsecured Notes Indentures. As of June 30, 2013, the Company was in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures.

The Convertible Unsecured Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) 470-20. Upon conversion of any of the Convertible Unsecured Notes, the Company intends to pay the outstanding principal amount in cash and to the extent that the conversion value exceeds the principal amount, the Company has the option to pay in cash or shares of the Company’s common stock (or a combination of cash and shares) in respect of the excess amount, subject to the requirements of the Convertible Unsecured Notes Indentures. The Company has determined that the embedded conversion options in the Convertible Unsecured Notes are not required to be separately accounted for as a derivative under GAAP. In accounting for the Convertible Unsecured Notes, the Company estimated at the time of issuance separate debt and equity components for each of the Convertible Unsecured Notes. An original issue discount equal to the equity components of the Convertible Unsecured Notes was recorded in “capital in excess of par value” in the accompanying consolidated balance sheet.  Additionally, the issuance costs associated with the Convertible Unsecured Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.

The debt and equity component percentages, the issuance costs and the equity component amounts for each of the Convertible Unsecured Notes are listed below.

	February 2016	June 2016	2017	2018
	Convertible Notes	Convertible Notes	Convertible Notes	Convertible Notes
Debt and equity component percentages, respectively(1)	93% and 7%	93% and 7%	97% and 3%	98% and 2%
Debt issuance costs(1)	$15,778	$5,913	$4,813	$5,712
Equity issuance costs(1)	$1,188	$445	$149	$116
Equity component, net of issuance costs(2)	$39,062	$15,654	$4,724	$5,243

(1)                                 At time of issuance.

(2)                                 At time of issuance and as of June 30, 2013.

In addition to the original issue discount equal to the equity components of the Convertible Unsecured Notes, the 2018 Convertible Notes were issued at a discount. The Company records interest expense comprised of both stated interest expense as well as accretion of any original issue discount.

As of June 30, 2013, the components of the carrying value of the Convertible Unsecured Notes, the stated interest rate and the effective interest rate were as follows:

	February 2016	June 2016	2017	2018
	Convertible Notes	Convertible Notes	Convertible Notes	Convertible Notes
Principal amount of debt	$575,000	$230,000	$162,500	$270,000
Original issue discount, net of accretion	(22,585)	(9,751)	(3,740)	(6,546)
Carrying value of debt	$552,415	$220,249	$158,760	$263,454
Stated interest rate	5.75%	5.125%	4.875%	4.750%
Effective interest rate(1)	7.1%	6.4%	5.4%	5.2%

(1)                                 The effective interest rate of the debt component of the Convertible Unsecured Notes is equal to the stated interest rate plus the accretion of original issue discount.

For the three and six months ended June 30, 2013 and 2012, the components of interest expense and cash paid for interest expense for the Convertible Notes were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Stated interest expense	$16,399	$13,193	$32,798	$24,780
Amortization of debt issuance costs	1,610	1,334	3,215	2,507
Accretion of original issue discount	3,256	2,740	6,456	5,259
Total interest expense	$21,265	$17,267	$42,469	$32,546
Cash paid for interest expense	$5,894	$5,894	$26,386	$22,425

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

2047 Notes

As part of the acquisition of Allied Capital Corporation (“Allied Capital”) in April 2010 (the “Allied Acquisition”), the Company assumed $230,000 aggregate principal amount of senior unsecured notes due on April 15, 2047 (the “2047 Notes”). The 2047 Notes bear interest at a rate of 6.875%, payable quarterly and all principal is due upon maturity. The 2047 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option, at a par redemption price of $25.00 per security plus accrued and unpaid interest and upon the occurrence of certain tax events as described in the indenture governing the 2047 Notes. As of June 30, 2013 and December 31, 2012 the outstanding principal was $230,000 and the carrying value was $181,312 and $181,199, respectively.  The carrying value represents the principal amount of the 2047 Notes less the unaccreted purchased discount initially recorded as a part of the Allied Acquisition.

For the three and six months ended June 30, 2013 and 2012, the components of interest expense and cash paid for interest expense for the February 2022 Notes, the October 2022 Notes, the 2040 Notes and the 2047 Notes were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Stated interest expense	$13,024	$10,316	$26,048	$19,821
Amortization of debt issuance costs	349	193	698	339
Accretion of purchase discount	57	52	113	103
Total interest expense	$13,430	$10,561	$26,859	$20,263
Cash paid for interest expense	$13,024	$10,707	$23,368	$18,535

The February 2022 Notes, the October 2022 Notes, the 2040 Notes and the 2047 Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of June 30, 2013, the Company was in compliance in all material respects with the terms of the indentures governing the February 2022 Notes, the October 2022 Notes, the 2040 Notes and the 2047 Notes.

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

As of June 30, 2013 and December 31, 2012, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company’s discretion:

	As of
	June 30, 2013	December 31, 2012
Total revolving and delayed draw commitments	$568,891	$441,630
Less: funded commitments	(92,999)	(82,121)
Total unfunded commitments	475,892	359,509
Less: commitments substantially at discretion of the Company	(16,000)	(6,000)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(2,231)	(571)
Total net adjusted unfunded revolving and delayed draw commitments	$457,661	$352,938

Included within the total revolving and delayed draw commitments as of June 30, 2013 were commitments to issue up to $36,875 in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2013, the Company had $16,810 in standby letters of credit issued and outstanding under these commitments on behalf of portfolio companies. In addition to these letters of credit included as a part of the total revolving and delayed draw commitments to portfolio companies, as of June 30, 2013 the Company also had $27,000 of standby letters of credit issued and outstanding on behalf of other portfolio companies.  For all these standby letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. None of these letters of credit issued and outstanding are recorded as a liability on the Company’s balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit $31,134 expire in 2013 and $12,676 expire in 2014.

As of June 30, 2013 and December 31, 2012, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of
	June 30, 2013	December 31, 2012
Total private equity commitments	$134,738	$131,042
Less: funded private equity commitments	(71,218)	(66,533)
Total unfunded private equity commitments	63,520	64,509
Less: private equity commitments substantially at discretion of the Company	(48,000)	(53,088)
Total net adjusted unfunded private equity commitments	$15,520	$11,421

In addition, as of each of June 30, 2013 and December 31, 2012, the Company had outstanding guarantees or similar obligations on behalf of certain portfolio companies totaling $800.

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

As of June 30, 2013, one of the Company’s portfolio companies, Ciena Capital LLC (“Ciena”), had one non-recourse securitization Small Business Administration (“SBA”) loan warehouse facility, which has reached its maturity date but remains outstanding. Ciena is working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. Allied Capital had previously issued a performance guaranty (which the Company succeeded to as a result of the Allied Acquisition) whereby the Company must indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse facility. As of June 30, 2013, there are no known issues or claims with respect to this performance guaranty.

7.                                      FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows ASC 825-10, which provides companies the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. The Company has not elected the ASC 825-10 option to report selected financial assets and liabilities at fair value. With the exception of the line items entitled “other assets” and “debt,” which are reported at amortized cost, all assets and liabilities approximate fair value on the balance sheet. The carrying value of the line items entitled “interest receivable,” “receivable for open trades,” “payable for open trades,” “accounts payable and other liabilities,” “management and incentive fees payable” and “interest and facility fees payable” approximate fair value due to their short maturity.

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

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of June 30, 2013 and December 31, 2012. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

As of June 30, 2013

			Unobservable Input
	Fair		Unobservable	Estimated	Weighted
Asset Category	Value	Valuation Techniques	Input	Range	Average
Senior term debt	$4,233,675	Yield analysis	Market yield	4.5% - 25.3%	9.1%
Subordinated Certificates of the SSLP	1,436,213	Discounted cash flow analysis	Discount rate	11.0% - 14.0%	12.5%
Senior subordinated debt	296,094	Yield analysis	Market yield	9.0% - 17.5%	13.9%
Preferred equity securities	258,968	EV market multiple analysis	EBITDA multiple	4.5x - 10.5x	7.9x
Other equity securities and other	590,010	EV market multiple analysis	EBITDA multiple	4.5x - 12.8x	7.6x
Total	$6,814,960

As of December 31, 2012

			Unobservable Input
	Fair		Unobservable	Estimated	Weighted
Asset Category	Value	Valuation Techniques	Input	Range	Average
Senior term debt	$3,555,144	Yield analysis	Market yield	5.3% - 21.9%	9.8%
Subordinated Certificates of the SSLP	1,263,644	Discounted cash flow analysis	Discount rate	11.5% - 14.5%	13.5%
Senior subordinated debt	259,820	Yield analysis	Market yield	10.0% - 18.6%	14.9%
Preferred equity securities	250,118	EV market multiple analysis	EBITDA multiple	4.5x - 10.5x	8.1x
Other equity securities and other	585,931	EV market multiple analysis	EBITDA multiple	4.5x - 12.8x	7.4x
Total	$5,914,657

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

The following table presents fair value measurements of cash and cash equivalents and investments as of June 30, 2013:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$100,517	$100,517	$—	$—
Investments	$6,814,960	$—	$—	$6,814,960

The following table presents fair value measurements of cash and cash equivalents and investments as of December 31, 2012:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$269,043	$269,043	$—	$—
Investments	$5,924,555	$9,898	$—	$5,914,657

The following table presents changes in investments that use Level 3 inputs as of and for the three and six months ended June 30, 2013:

As of and for the
three months ended
June 30, 2013
Balance as of March 31, 2013	$6,030,459
Net realized gains	8,648
Net unrealized gains	31,273
Purchases	1,141,500
Sales	(130,445)
Redemptions	(272,351)
Payment-in-kind interest and dividends	4,473
Accretion of discount on securities	1,403
Net transfers in and/or out of Level 3	—
Balance as of June 30, 2013	$6,814,960

As of and for the
six months ended
June 30, 2013
Balance as of December 31, 2012	$5,914,657
Net realized gains	11,764
Net unrealized gains	9,306
Purchases	1,496,635
Sales	(175,318)
Redemptions	(455,637)
Payment-in-kind interest and dividends	10,583
Accretion of discount on securities	2,970
Net transfers in and/or out of Level 3	—
Balance as of June 30, 2013	$6,814,960

As of June 30, 2013, the net unrealized appreciation on the investments that use Level 3 inputs was $101,944.

For the three and six months ended June 30, 2013, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of June 30, 2013 and reported within the net unrealized gains (losses) from investments in the Company’s consolidated statement of operations was $35,445 and $12,944, respectively.

The following table presents changes in investments that use Level 3 inputs as of and for the three and six months ended June 30, 2012:

As of and for the
three months ended
June 30, 2012
Balance as of March 31, 2012	$5,204,531
Net realized losses	(38,897)
Net unrealized gains	44,606
Purchases	703,812
Sales	(111,543)
Redemptions	(305,739)
Payment-in-kind interest and dividends	4,495
Accretion of discount on securities	3,548
Net transfers in and/or out of Level 3	—
Balance as of June 30, 2012	$5,504,813

As of and for the
six months ended
June 30, 2012
Balance as of December 31, 2011	$5,094,506
Net realized losses	(46,568)
Net unrealized gains	80,786
Purchases	1,086,383
Sales	(121,803)
Redemptions	(609,546)
Payment-in-kind interest and dividends	13,552
Accretion of discount on securities	7,503
Net transfers in and/or out of Level 3	—
Balance as of June 30, 2012	$5,504,813

As of June 30, 2012, the net unrealized appreciation on the investments that use Level 3 inputs was $66,629.

For the three and six months ended June 30, 2012, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of June 30, 2012 and reported within the net unrealized gains (losses) from investments in the Company’s consolidated statement of operations was $(3,037) and $13,707, respectively.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

Following are the carrying and fair values of the Company’s debt obligations as of June 30, 2013 and December 31, 2012. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	June 30, 2013			December 31, 2012
	Carrying value(1)		Fair value	Carrying value(1)		Fair value
Revolving Credit Facility	$288,000		$288,000	$—		$—
Revolving Funding Facility	372,000		372,000	300,000		303,209
SMBC Funding Facility	—		—	—		—
February 2016 Convertible Notes (principal amount outstanding of $575,000)	552,415	(2)	628,314	548,521	(2)	617,550
June 2016 Convertible Notes (principal amount outstanding of $230,000)	220,249	(2)	246,079	218,761	(2)	243,797
2017 Convertible Notes (principal amount outstanding of $162,500)	158,760	(2)	172,409	158,312	(2)	168,495
2018 Convertible Notes (principal amount outstanding of $270,000)	263,454	(2)	281,437	262,829	(2)	272,813
February 2022 Notes (principal amount outstanding of outstanding of $143,750)	143,750		148,272	143,750		151,549
October 2022 Notes (principal amount outstanding of outstanding of $182,500)	182,500		178,214	182,500		179,361
2040 Notes (principal amount outstanding of $200,000)	200,000		204,808	200,000		208,968
2047 Notes (principal amount outstanding of $230,000)	181,312	(3)	226,570	181,199	(3)	225,558
	$2,562,440	(4)	$2,746,103	$2,195,872	(4)	$2,371,300

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

(4)                                 Total principal amount of debt outstanding totaled $2,653,750 and $2,293,750 as of June 30, 2013 and December 31, 2012, respectively.

The following table presents fair value measurements of the Company’s debt obligations as of June 30, 2013 and December 31, 2012:

	As of
Fair Value Measurements Using	June 30, 2013	December 31, 2012
Level 1	$757,864	$765,436
Level 2	1,988,239	1,605,864
Total	$2,746,103	$2,371,300

8.                                      STOCKHOLDERS’ EQUITY

The following table summarizes the total shares issued and proceeds received in public offerings of the Company’s common stock net of underwriting discounts and offering costs for the six months ended June 30, 2013 and 2012:

				Proceeds net of
		Offering price		underwriting and
	Shares issued	per share		offering costs
April 2013 public offering	19,147	$17.43	(1)	$333,174
Total for the six months ended June 30, 2013	19,147	$17.43		$333,174

January 2012 public offering	16,422	$15.41	(2)	$252,415
Total for the six months ended June 30, 2012	16,422	$15.41		$252,415

(1)                                 The shares were sold to the underwriters for a price of $17.43 per share, which the underwriters were then permitted to sell at variable prices to the public.

(2)                                 The shares were sold to the underwriters for a price of $15.41 per share, which the underwriters were then permitted to sell at variable prices to the public.

The Company used the net proceeds from the above public equity offerings to repay outstanding indebtedness and for general corporate purposes, which included funding investments in accordance with its investment objective.

9                                         EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity per share resulting from operations for the three and six months ended June 30, 2013 and 2012:

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net increase in stockholders’ equity resulting from operations available to common stockholders:	$133,498	$90,932	$213,840	$196,479
Weighted average shares of common stock outstanding—basic and diluted:	266,174	221,878	257,464	219,461
Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$0.50	$0.41	$0.83	$0.90

For the purpose of calculating diluted earnings per share, the average closing price of the Company’s common stock for the three and six months ended June 30, 2013 and 2012, and for the period from the time of issuance of the 2017 Convertible Notes through June 30, 2012 was each less than the conversion price in effect for such period for each applicable series of the Convertible Unsecured Notes and therefore, the underlying shares for the intrinsic value of the embedded options in the Convertible Unsecured Notes had no impact on this calculation.

10.                               DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the six months ended June 30, 2013 and 2012:

			Per Share	Total
Date Declared	Record Date	Payment Date	Amount	Amount
May 7, 2013	June 14, 2013	June 28, 2013	$0.38	$101,856
February 27, 2013	March 15, 2013	March 29, 2013	$0.38	94,488
Total declared for the six months ended June 30, 2013			$0.76	$196,344

May 8, 2012	June 15, 2012	June 29, 2012	$0.37	$82,094
February 28, 2012	March 15, 2012	March 30, 2012	$0.37	$81,974
Total declared for the six months ended June 30, 2012			$0.74	$164,068

The Company has a dividend reinvestment plan that was amended effective March 28, 2012, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. Prior to the amendment, if the Company issued new shares to implement the dividend reinvestment plan, the issue price was equal to the closing price of its common stock on the dividend record date. As a result of the amendment, when the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the six months ended June 30, 2013 and 2012, was as follows:

	For the six months ended June 30,
	2013	2012
Shares issued	512	599
Average price per share	$17.63	$16.16

11.                              RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, the Company bears all costs and expenses of the operation of the Company and reimburses its investment adviser or its affiliates for certain of such costs and expenses incurred in the operation of the Company. For the three and six months ended June 30, 2013, the Company’s investment adviser or its affiliates incurred such expenses totaling $962 and $2,177, respectively. For the three and six months ended June 30, 2012, the Company’s investment adviser incurred such expenses totaling $954 and $1,863, respectively. As of June 30, 2013, $1,719 was unpaid and such payable is included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

The Company has entered into separate subleases with Ares Management and Ivy Hill Asset Management, L.P. (“IHAM”), a wholly owned portfolio company of the Company, pursuant to which Ares Management and IHAM sublease approximately 15% and 20%, respectively, of the Company’s New York office space for a fixed rent equal to 15% and 20%, respectively, of the base annual rent payable by the Company under the Company’s lease for this space, plus certain additional costs and expenses. For the three and six months ended June 30, 2013, such amounts payable to the Company totaled $404 and $822, respectively. For the three and six months ended June 30, 2012, amounts payable to the Company under these subleases totaled $407 and $775, respectively.

In April 2012, the Company entered into an office sublease with Ares Commercial Real Estate Management LLC (“ACREM”), a wholly owned subsidiary of Ares Management and manager of Ares Commercial Real Estate Corporation, pursuant to which the Company was subleasing approximately 12% of ACREM’s Chicago office space for a fixed rent equal to 12% of the basic annual rent payable by ACREM under its office lease, plus certain additional costs and expenses. For the three and six months ended June 30, 2013, such amounts incurred under this sublease by the Company and payable to ACREM totaled $13 and $26, respectively. For the three and six months ended June 30, 2012, amounts payable under this sublease by the Company to ACREM totaled $26. The Company’s office sublease with ACREM was terminated on June 30, 2013.

As of June 30, 2013, Ares Investments Holdings LLC, an affiliate of Ares Management, owned approximately 2.9 million shares of the Company’s common stock representing approximately 1.1% of the total shares outstanding as of June 30, 2013.

See Notes 3 and 12 for descriptions of other related party transactions.

12.                               IVY HILL ASSET MANAGEMENT, L.P.

The Company has made investments in its portfolio company, IHAM, which became a SEC registered investment adviser, effective March 30, 2012, and previously made investments in certain vehicles managed by IHAM. As of June 30, 2013, IHAM managed 14 vehicles and served as the sub-manager/sub-servicer for three other vehicles (these vehicles managed or sub-managed/sub-serviced by IHAM are collectively, the “IHAM Vehicles”).

As of June 30, 2013, the Company’s total investment in IHAM at fair value was $274,886, including unrealized appreciation of $103,925. As of December 31, 2012, the Company’s total investment in IHAM at fair value was $294,258, including unrealized appreciation of $123,297.  For the three and six months ended June 30, 2013, the Company received distributions consisting entirely of dividend income from IHAM of $10,044 and $37,407, respectively. The dividend income for the six months ended June 30, 2013 included an additional dividend of $17,363 that was paid in the first quarter of 2013 in addition to the quarterly dividend generally paid by IHAM. IHAM paid the additional dividend out of accumulated earnings that had previously been retained by IHAM.  For the three and six months ended June 30, 2012, the Company received distributions consisting entirely of dividend income from IHAM of $4,762 and $9,524, respectively.

From time to time, IHAM or certain IHAM Vehicles may purchase investments from or sell investments to the Company. For any such purchases or sales by the IHAM Vehicles from or to the Company, the IHAM Vehicles must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable. During the six months ended June 30, 2013, the Company purchased $126,879 of investments from certain of the IHAM Vehicles. During the six months ended June 30, 2013 and 2012, IHAM or certain of the IHAM Vehicles purchased investments from the Company of $34,988 and $36,147, respectively.  A net realized gain of $61 was recorded on these transactions for the six months ended June 30, 2013.  A net realized loss of $848 was recorded on these transactions for the six months ended June 30, 2012.

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

13.                               FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the six months ended June 30, 2013 and 2012:

	For the six months ended
Per Share Data:	June 30, 2013	June 30, 2012
Net asset value, beginning of period(1)	$16.04	$15.34

Issuance of common stock	0.10	—
Issuance of the Convertible Unsecured Notes	—	0.02
Net investment income for period(2)	0.75	0.75
Net realized and unrealized gains for period(2)	0.08	0.14
Net increase in stockholders’ equity	0.93	0.91
Total distributions to stockholders	(0.76)	(0.74)
Net asset value at end of period(1)	$16.21	$15.51

Per share market value at end of period	$17.20	$15.96
Total return based on market value(3)	2.63%	8.09%
Total return based on net asset value(4)	5.17%	5.83%
Shares outstanding at end of period	268,312	222,151

Ratio/Supplemental Data:
Net assets at end of period	$4,348,045	$3,446,499
Ratio of operating expenses to average net assets(5)(6)	9.74%	10.32%
Ratio of net investment income to average net assets(5)(7)	9.34%	9.73%
Portfolio turnover rate(5)	20%	30%

(1)                                 The net assets used equals the total stockholders’ equity on the consolidated balance sheets.

(2)                                 Weighted average basic per share data.

(3)                                 For the six months ended June 30, 2013, the total return based on market value equaled the decrease of the ending market value at June 30, 2013 of $17.20 per share from the ending market value at December 31, 2012 of $17.50 per share plus the declared dividends of $0.76 per share for the six months ended June 30, 2013, divided by the market value at December 31, 2012. For the six months ended June 30, 2012, the total return based on market value equaled the increase of the ending market value at June 30, 2012 of $15.96 per share over the ending market value at December 31, 2011 of $15.45 per share plus the declared dividends of $0.74 per share for the six months ended June 30, 2012, divided by the market value at December 31, 2011. Total return based on market value is not annualized. The Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4)                                 For the six months ended June 30, 2013, the total return based on net asset value equaled the change in net asset value during the period plus the declared dividends of $0.76 per share for the six months ended June 30, 2013, divided by the beginning net asset value at January 1, 2013. For the six months ended June 30, 2012, the total return based on net asset value equaled the change in net asset value during the period plus the declared dividends of $0.74 per share for the six months ended June 30, 2012, divided by the beginning net asset value. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan and the issuance of common stock in connection with any equity offerings. Total return based on net asset value is not annualized. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)                                 The ratios reflect an annualized amount.

(6)                                 For the six months ended June 30, 2013, the ratio of operating expenses to average net assets consisted of 2.33% of base management fees, 2.59% of incentive fees, 3.87% of the cost of borrowing and 0.95% of other operating expenses. For the six months ended June 30, 2012, the ratio of operating expenses to average net assets consisted of 2.41% of base management fees, 2.90% of incentive fees, 4.00% of the cost of borrowing and 1.01% of other operating expenses. These ratios reflect annualized amounts.

(7)                                 The ratio of net investment income to average net assets excludes income taxes related to realized gains.

14.                               LITIGATION

The Company is party to certain lawsuits in the normal course of business. In addition, Allied Capital was involved in various legal proceedings that the Company assumed in connection with the Allied Acquisition. Furthermore, third parties may try to seek to impose liability on the Company in connection with the Company’s activities or the activities of its portfolio companies. While the outcome of any such legal proceedings cannot at this time be predicted with certainty, the Company does not expect that these legal proceedings will materially affect its business, financial condition or results of operations.

15.                               SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the six months ended June 30, 2013, except as disclosed below.

In July 2013, the Company increased total commitments of the Revolving Credit Facility from $930,000 to $955,000.

In July 2013, the Company issued $300,000 aggregate principal amount of unsecured convertible senior notes that mature on January 15, 2019 (the “2019 Convertible Notes”), unless previously converted or repurchased in accordance with their terms. The Company does not have the right to redeem the 2019 Convertible Notes prior to maturity. The 2019 Convertible Notes bear interest at a rate of 4.375% per year, payable semi-annually commencing on January 15, 2014. In certain circumstances, the 2019 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 49.6044 shares of common stock per one thousand dollar principal amount of the 2019 Convertible Notes, which was equivalent to an initial conversion price of approximately $20.16 per share of its common stock, subject to customary anti-dilution adjustments. The initial conversion price was approximately 15% above the $17.53 per share closing price of the Company’s common stock on July 15, 2013.

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

Since our initial public offering on October 8, 2004 through June 30, 2013, our realized gains have exceeded our realized losses by approximately $214 million (excluding the one-time gain on the acquisition of Allied Capital Corporation (the “Allied Acquisition”) and gains/losses from the extinguishment of debt and other assets). For this same time period, our exited investments have resulted in an aggregate cash flow realized internal rate of return to us of approximately 13% (based on original cash invested, net of syndications, of approximately $7.2 billion and total proceeds from such exited investments of approximately $8.7 billion). Approximately 73% of these exited investments resulted in an aggregate cash flow realized internal rate of return to us of 10% or greater. Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized. These internal rates of return results are historical results relating to our past performance and are not necessarily indicative of future results, the achievement of which cannot be assured.

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

PORTFOLIO AND INVESTMENT ACTIVITY

The Company’s investment activity for the three months ended June 30, 2013 and 2012 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the three months ended
(dollar amounts in millions)	June 30, 2013	June 30, 2012
New investment commitments (1):
New portfolio companies	$499.8	$223.7
Existing portfolio companies(2)	703.4	503.9
Total new investment commitments	1,203.2	727.6
Less:
Investment commitments exited	394.7	473.3
Net investment commitments	$808.5	$254.3
Principal amount of investments funded:
Senior term debt	$938.1	$648.9
Senior subordinated debt	—	36.1
Subordinated Certificates of the Senior Secured Loan Fund, LLC (the “SSLP”)(3)	202.2	17.2
Preferred equity securities	0.7	—
Other equity securities	0.5	1.6
Total	$1,141.5	$703.8
Principal amount of investments sold or repaid:
Senior term debt	$341.5	$218.7
Senior subordinated debt	7.8	130.2
Subordinated Certificates of the SSLP(3)	35.6	17.9
Collateralized loan obligations	—	15.0
Preferred equity securities	6.1	17.0
Other equity securities	3.0	57.1
Commercial real estate	0.1	0.2
Total	$394.1	$456.1
Number of new investment commitments (4)	22	20
Average new investment commitment amount	$54.7	$36.4
Weighted average term for new investment commitments (in months)	67	58
Percentage of new investment commitments at floating rates	93%	81%
Percentage of new investment commitments at fixed rates	7%	18%
Weighted average yield of debt and other income producing securities (5):
Funded during the period at amortized cost	9.8%	9.3%
Funded during the period at fair value (6)	9.8%	9.3%
Exited or repaid during the period at amortized cost	10.6%	11.2%
Exited or repaid during the period at fair value (6)	10.5%	11.1%

(1)                                 New investment commitments include new agreements to fund revolving credit facilities or delayed draw loans.

(2)                                 Includes investment commitments to the SSLP to make co-investments with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together, “GE”) in first lien senior secured loans of middle market companies of $202.2 million and $17.2 million for the six months ended June 30, 2013 and 2012, respectively.

(3)                                 See “Senior Secured Loan Program” below and Note 4 to our consolidated financial statements for the three and six months ended June 30, 2013 for more detail on the SSLP.

(4)                                 Number of new investment commitments represents each commitment to a particular portfolio company.

(5)                                 “Weighted average yield of debt and other income producing securities at amortized cost” is computed as the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt and other income producing securities, divided by (b) total debt and other income producing securities at amortized cost. “Weighted average yield of debt and other income producing securities at fair value” is computed as the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt and other income producing securities, divided by (b) total debt and other income producing securities at fair value.

(6)                                 Represents fair value for investments in the portfolio as of the most recent prior quarter end, if applicable.

As of June 30, 2013 and December 31, 2012, our investments consisted of the following:

	As of
	June 30, 2013		December 31, 2012
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior term debt	$4,272.2	$4,233.7	$3,587.8	$3,555.1
Subordinated Certificates of the SSLP(1)	1,411.5	1,436.2	1,237.9	1,263.6
Senior subordinated debt	358.4	296.1	321.3	259.8
Preferred equity securities	236.6	259.0	238.8	250.1
Other equity securities	427.2	576.9	430.4	584.1
Commercial real estate	7.1	13.1	7.3	11.9
Total	$6,713.0	$6,815.0	$5,823.5	$5,924.6

(1)                                 The proceeds from these certificates were applied to co-investments with GE to fund first lien senior secured loans to 41 and 36 different borrowers as of June 30, 2013 and December 31, 2012, respectively.

The weighted average yields at amortized cost and fair value of the following portions of our portfolio as of June 30, 2013 and December 31, 2012 were as follows:

	As of
	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities	10.8%	10.7%	11.4%	11.3%
Total portfolio	9.8%	9.6%	10.1%	10.0%
Senior term debt	8.9%	8.9%	9.5%	9.6%
First lien senior term debt	8.5%	8.5%	9.0%	9.0%
Second lien senior term debt	9.7%	10.0%	10.5%	10.7%
Subordinated Certificates of the SSLP (1)	15.5%	15.2%	15.8%	15.4%
Senior subordinated debt	11.0%	13.3%	11.7%	14.5%
Income producing equity securities (excluding collateralized loan obligations)	10.2%	8.6%	9.9%	8.8%

(1)                                 The proceeds from these certificates were applied to co-investments with GE to fund first lien senior secured loans.

Ares Capital Management, our investment adviser, employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our investment adviser grades the credit risk of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account under certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. Under this system, investments with a grade of 4 involve the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit. Investments graded 3 involve a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 3. Investments graded 2 indicate that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due. An investment grade of 1 indicates that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 1, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 1, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit. For investments graded 1 or 2, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company. Our investment adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time.

Set forth below is the grade distribution of our portfolio companies as of June 30, 2013 and December 31, 2012:

	As of
	June 30, 2013				December 31, 2012
	Fair		Number of		Fair		Number of
(dollar amounts in millions)	Value	%	Companies	%	Value	%	Companies	%
Grade 1	$68.3	1.0%	8	4.9%	$75.1	1.3%	9	5.9%
Grade 2	233.6	3.4%	12	7.3%	136.7	2.3%	9	5.9%
Grade 3	5,870.6	86.2%	130	79.3%	5,108.8	86.2%	121	79.7%
Grade 4	642.5	9.4%	14	8.5%	604.0	10.2%	13	8.5%
	$6,815.0	100.0%	164	100.0%	$5,924.6	100.0%	152	100.0%

As of June 30, 2013 and December 31, 2012, the weighted average grade of the investments in our portfolio at fair value was 3.0 and 3.1, respectively.

As of June 30, 2013, loans on non-accrual status represented 1.9% and 0.6% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2012, loans on non-accrual status represented 2.3% and 0.6% of the total investments at amortized cost and at fair value, respectively.

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

As of June 30, 2013 and December 31, 2012, the SSLP had available capital of $9.0 billion of which approximately $6.9 billion and $6.3 billion in aggregate principal amount, respectively, was funded. As of June 30, 2013 and December 31, 2012, the Company had agreed to make available to the SSLP approximately $1.8 billion, of which approximately $1.4 billion and $1.2 billion in aggregate principal amount, respectively, was funded. Investment of any unfunded amount must be approved by the investment committee of the SSLP as described above.

As of June 30, 2013 and December 31, 2012, the SSLP had total assets of $6.9 billion and $6.3 billion, respectively. As of June 30, 2013 and December 31, 2012, GE’s investment in the SSLP consisted of senior notes of $5.2 billion and $4.8 billion, respectively, and SSLP Certificates of $202 million and $178 million, respectively. The SSLP Certificates are junior in right of payment to the senior notes held by GE. As of June 30, 2013 and December 31, 2012, the Company and GE owned 87.5% and 12.5%, respectively, of the outstanding SSLP Certificates.

As of June 30, 2013 and December 31, 2012, the SSLP’s portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies and none of these loans was on non-accrual status. The portfolio companies in the SSLP are in industries similar to the companies in the Company’s portfolio.

Below is a summary of the SSLP’s portfolio, followed by a listing of the individual first lien senior secured loans in the SSLP’s portfolio as of June 30, 2013 and December 31, 2012:

	As of
(dollar amounts in millions)	June 30, 2013	December 31, 2012
Total first lien senior secured loans(1)	$6,831.5	$5,998.1
Weighted average yield on first lien senior secured loans(2)	7.5%	8.0%
Number of borrowers in the SSLP	41	36
Largest loan to a single borrower(1)	$325.9	$330.0
Total of five largest loans to borrowers(1)	$1,431.5	$1,441.4

(1)                                 At principal amount.

(2)                                 Computed as the (a) annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

SSLP Loan Portfolio as of June 30, 2013

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount
Access CIG, LLC (2)	Records and information management services provider	10/2017	7.0%	$154.7
ADG, LLC	Dental services	10/2016	8.8%	197.3
AMZ Products Merger Corporation	Specialty chemicals manufacturer	12/2018	6.8%	239.4
Argon Medical Devices, Inc.	Manufacturer and marketer of single-use specialty medical devices	4/2018	6.5%	241.0
BECO Holding Company, Inc.(4)	Wholesale distributor of first response fire protection equipment and related parts	12/2017	8.3%	153.0
Cambridge International, Inc.	Manufacturer of custom designed and engineered metal products	4/2018	8.0%	87.0
CCS Group Holdings, LLC(4)	Correctional facility healthcare operator	4/2016	8.0%	138.8
Chariot Acquisition, LLC	Distributor and designer of aftermarket golf cart parts and accessories	1/2019	7.8%	145.1
CIBT Holdings, Inc.(4)	Expedited travel document processing services	12/2018	6.8%	183.0
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings LLC(2)(4)	Healthcare analysis services provider	3/2017	7.8%	282.4
CWD, LLC	Supplier of automotive aftermarket brake parts	3/2014	8.8%	117.8
Drayer Physical Therapy Institute, LLC	Outpatient physical therapy provider	7/2018	7.5%	137.4
Driven Holdings, LLC(4)	Automotive aftermarket car care franchisor	3/2017	7.0%	160.0
Excelligence Learning Corporation(4)	Developer, manufacturer and retailer of educational products	8/2016	8.0%	108.0
Fleischmann’s Vinegar Company, Inc.	Manufacturer and marketer of industrial vinegar	5/2016	8.0%	76.3
Fox Hill Holdings, LLC	Third party claims administrator on behalf of insurance carriers	6/2018	6.8%	291.0
III US Holdings, LLC	Provider of library automation software and systems	3/2018	7.6%	201.9
Implus Footcare, LLC(4)	Provider of footwear and other accessories	10/2016	9.8%	210.7
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.(4)	Private school operator	6/2015	10.5%	83.7
Intermedix Corporation(3)	Revenue cycle management provider to the emergency healthcare industry	12/2018	6.3%	325.9
iParadigms, LLC	Provider of anti-plagiarism software to the education industry	4/2019	6.5%	165.0
JHP Pharmaceuticals, LLC(4)	Manufacturer of specialty pharmaceutical products	2/2019	6.3%	99.7
LJSS Acquisition, Inc.	Fluid power distributor	10/2017	6.8%	159.8
MWI Holdings, Inc.(2)	Provider of engineered springs, fasteners, and other precision components	3/2019	7.4%	262.2
Noranco Manufacturing (USA) Ltd.	Supplier of complex machined and sheet metal components for the aerospace industry	4/2019	6.8%	137.0
Nordco, Inc.	Designer and manufacturer of railroad maintenance-of-way machinery	6/2016	6.8%	107.8
Oak Parent, Inc.(2)	Manufacturer of athletic apparel	4/2018	7.5%	270.0
Opinionology, LLC and Survey Sampling International LLC	Provider of outsourced data collection to the market research industry	7/2017	8.5%	148.7
Passport Health Communications, Inc.(4)	Healthcare technology provider	5/2019	6.8%	240.0
Penn Detroit Diesel Allison, LLC	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	12/2016	9.0%	60.0
PetroChoice Holdings, LLC	Provider of lubrication solutions	1/2017	10.0%	161.4
Powersport Auctioneer Holdings, LLC(4)	Powersport vehicle auction operator	12/2016	8.5%	39.2
Pregis Corporation, Pregis Intellipack Corp. and Pregis Innovative Packaging Inc.(2)	Provider of highly-customized, tailored protective packaging solutions	3/2017	7.8%	153.5
PSSI Holdings, LLC	Provider of mission-critical outsourced cleaning and sanitation services to the food processing industry	6/2017	6.5%	156.7
Restaurant Technologies, Inc.	Provider of bulk cooking oil management services to the restaurant and fast food service industries	6/2018	7.0%	204.0
Selig Sealing Products, Inc.	Manufacturer of container sealing products for rigid packaging applications	3/2019	6.5%	159.6
Singer Sewing Company	Manufacturer of consumer sewing machines	6/2017	7.3%	198.5
Strategic Partners, Inc.	Designer, manufacturer and distributor of medical uniforms	8/2018	7.8%	233.2
Talent Partners G.P. and Print Payroll Services, G.P.	Provider of technology-enabled payroll to the advertising industry	10/2017	8.0%	64.7
The Teaching Company, LLC and The Teaching Company Holdings, Inc.(2)(4)	Education publications provider	3/2017	9.0%	112.7
WB Merger Sub, Inc.	Importer, distributor and developer of premium wine and spirits	12/2016	9.0%	163.4
				$6,831.5

(1)                                 Represents the weighted average annual stated interest rate as of June 30, 2013. All interest rates are payable in cash.

(2)                                 The Company also holds a portion of this company’s first lien senior secured loan.

(3)                                 The Company also holds this company’s second lien senior secured loan.

(4)                                 The Company holds an equity investment in this company.

SSLP Loan Portfolio as of December 31, 2012

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
Access CIG, LLC(3)	Records and information management services provider	10/2017	7.0%	$152.8	$152.8
ADG, LLC	Dental services	10/2016	8.8%	199.4	199.4
AMZ Products Merger Corporation	Specialty chemicals manufacturer	12/2018	6.8%	240.0	240.0
BECO Holding Company, Inc.(5)	Wholesale distributor of first response fire protection equipment and related parts	12/2017	8.3%	160.0	160.0
Cambridge International, Inc.	Manufacturer of custom designed and engineered metal products	4/2018	8.0%	88.3	83.9
CCS Group Holdings, LLC(5)	Correctional facility healthcare operator	4/2016	8.0%	142.8	142.8
Chariot Acquisition, LLC	Distributor and designer of aftermarket golf cart parts and accessories	1/2018	8.8%	146.8	146.8
CIBT Holdings, Inc.(5)	Expedited travel document processing services	12/2017	8.5%	146.4	146.4
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings LLC(3)(5)	Healthcare analysis services provider	3/2017	7.8%	284.9	273.5
CWD, LLC	Supplier of automotive aftermarket brake parts	3/2014	8.8%	119.8	110.2
Drayer Physical Therapy Institute, LLC	Outpatient physical therapy provider	7/2018	7.5%	138.1	138.1
Driven Holdings, LLC(5)	Automotive aftermarket car care franchisor	3/2017	7.0%	160.4	160.4
Excelligence Learning Corporation(5)	Developer, manufacturer and retailer of educational products	8/2016	8.0%	115.8	115.8
Fleischmann’s Vinegar Company, Inc.	Manufacturer and marketer of industrial vinegar	5/2016	8.9%	59.6	59.6
Fox Hill Holdings, LLC	Third party claims administrator on behalf of insurance carriers	12/2017	8.0%	292.5	292.5
III US Holdings, LLC	Provider of library automation software and systems	3/2018	7.6%	202.9	202.9
Implus Footcare, LLC(5)	Provider of footwear and other accessories	10/2016	9.5%	178.0	178.0
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.(5)	Private school operator	6/2015	10.5%	165.6	165.6
Intermedix Corporation(4)	Revenue cycle management provider to the emergency healthcare industry	12/2018	6.3%	330.0	330.0
LJSS Acquisition, Inc.	Fluid power distributor	9/2017	6.8%	163.9	163.9
MWI Holdings, Inc.(3)	Highly engineered springs, fasteners, and other precision components	6/2017	8.0%	251.2	251.2
Nordco, Inc.	Designer and manufacturer of railroad maintenance-of-way machinery	6/2016	7.0%	113.2	113.2
Oak Parent, Inc.(3)	Manufacturer of athletic apparel	4/2018	8.0%	282.8	282.8
Opinionology, LLC and Survey Sampling International LLC	Provider of outsourced data collection to the market research industry	7/2017	8.5%	152.3	152.3
Penn Detroit Diesel Allison, LLC	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	12/2016	9.0%	65.3	65.3
PetroChoice Holdings, LLC	Provider of lubrication solutions	1/2017	10.0%	162.4	162.4
Power Buyer, LLC	Provider of emergency maintenance services for power transmission, distribution, and substation infrastructure	12/2018	8.8%	208.0	208.0
Powersport Auctioneer Holdings, LLC(5)	Powersport vehicle auction operator	12/2016	8.5%	40.7	40.7
Pregis Corporation, Pregis Intellipack Corp. and Pregis Innovative Packaging Inc.(3)	Provider of highly-customized and tailored protective packaging solutions	3/2017	7.8%	125.9	125.9
PSSI Holdings, LLC	Provider of mission-critical outsourced cleaning and sanitation services to the food processing industry	6/2017	6.8%	161.7	161.7
Selig Sealing Products, Inc.	Manufacturer of container sealing products for rigid packaging applications	7/2018	7.8%	169.6	169.6
Singer Sewing Company	Manufacturer of consumer sewing machines	6/2017	7.3%	199.0	199.0
Strategic Partners, Inc.	Designer, manufacturer and distributor of medical uniforms	8/2018	7.8%	234.4	234.4
Talent Partners G.P. and Print Payroll Services, G.P.	Provider of technology-enabled payroll to the advertising industry	10/2017	8.0%	65.5	65.5
The Teaching Company, LLC and The Teaching Company Holdings, Inc.(3)(5)	Education publications provider	3/2017	9.0%	113.9	113.9
WB Merger Sub, Inc.	Importer, distributor and developer of premium wine and spirits	12/2016	9.0%	164.2	164.2
				$5,998.1	$5,972.7

(1)                                 Represents the weighted average annual stated interest rate as of December 31, 2012. All interest rates are payable in cash.

(2)                                 Represents the fair value in accordance with ASC 820-10. The determination of such fair value is not included in the Company’s board of directors valuation process described elsewhere herein.

(3)                                 The Company also holds a portion of this company’s first lien senior secured loan.

(4)                                 The Company also holds this company’s second lien senior secured loan.

(5)                                 The Company holds an equity investment in this company.

The amortized cost and fair value of the SSLP Certificates held by the Company were $1.4 billion and $1.4 billion, respectively, as of June 30, 2013 and $1.2 billion and $1.3 billion, respectively, as of December 31, 2012. The SSLP Certificates pay a weighted average contractual coupon of three month LIBOR plus approximately 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the underlying loan portfolio, which may result in a return to the holders of the SSLP Certificates that is greater than both the contractual coupon on the SSLP Certificates as well as the weighted average yield on the SSLP’s portfolio of 7.5% and 8.0% as of June 30, 2013 and December 31, 2012, respectively. The Company’s yield on its investment in the SSLP at fair value was 15.2% and 15.4% as of June 30, 2013 and December 31, 2012, respectively. For the three and six months ended June 30, 2013, the Company earned interest income of $53.4 million and $102.0 million, respectively, from its investment in the SSLP Certificates. For the three and six months ended June 30, 2012, the Company earned interest income of $44.5 million and $87.7 million, respectively, from its investment in the SSLP Certificates.

The Company is also entitled to certain fees in connection with the SSLP. For the three and six months ended June 30, 2013, in connection with the SSLP, the Company earned capital structuring service, sourcing and other fees totaling $15.1 million and $22.9 million, respectively. For the three and six months ended June 30, 2012, in connection with the SSLP, the Company earned capital structuring service, sourcing and other fees totaling $11.7 million and $25.6 million, respectively.

Effective March 30, 2012, Ares Capital Management assumed from the Company the role of co-manager of the SSLP. However, this change did not impact the Company’s economics in respect of its participation in the SSLP and Ares Capital Management does not receive any remuneration in respect of its co-manager role.

Selected financial information for the SSLP as of and for the year ended December 31, 2012 is as follows:

As of and for the Year Ended
(in millions)	December 31, 2012
Selected Balance Sheet Information:
Investments in loans receivable, net of discount for loan origination fees	$5,952.3
Cash and other assets	$369.2
Total assets	$6,321.5

Senior notes	$4,840.4
Other liabilities	$46.9
Total liabilities	$4,887.3
Subordinated certificates and members’ capital	$1,434.2
Total liabilities and members’ capital	$6,321.5

Selected Statement of Operations Information:
Total revenues	$479.4
Total expenses	$258.7
Net income	$220.7

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2013 and 2012

Operating results for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three months ended		Six months ended
(in millions)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Total investment income	$206.1	$177.6	$401.2	$345.3
Total expenses	108.6	86.8	200.8	174.8
Net investment income before income taxes	97.5	90.8	200.4	170.5
Income tax expense, including excise tax	3.9	2.9	7.7	5.6
Net investment income	93.6	87.9	192.7	164.9
Net realized gains (losses) on investments	8.6	(38.9)	20.3	(46.5)
Net unrealized gains on investments	31.3	44.6	0.8	80.8
Realized loss on extinguishment of debt	—	(2.7)	—	(2.7)
Net increase in stockholder’s equity resulting from operations	$133.5	$90.9	$213.8	$196.5

Net income can vary substantially from period to period due to various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

	For the three months ended		For the six months ended
(in millions)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest income from investments	$158.0	$138.0	$302.2	$270.9
Capital structuring service fees	24.1	21.3	30.1	38.9
Dividend income	15.8	8.9	47.9	18.2
Management and other fees	5.0	4.5	9.5	9.4
Other income	3.2	4.9	11.5	7.9
Total investment income	$206.1	$177.6	$401.2	$345.3

The increase in interest income from investments for the three months ended June 30, 2013 from the comparable period in 2012 was primarily due to the increase in the size of the portfolio, which increased from an average of $5.3 billion at amortized cost for the three months ended June 30, 2012 to an average of $6.3 billion at amortized cost for the comparable period in 2013. The increase in capital structuring service fees for the three months ended June 30, 2013 as compared to the comparable period in 2012 was primarily due to the increase in new investment commitments, which increased from $0.7 billion for the three months ended June 30, 2012  to $1.2 billion for the comparable period in 2013, offset by the decrease in the average capital structuring service fees received as a percentage of total new investment commitments, which decreased from 2.9% for the three months ended June 30, 2012 to 2.0% for the three months ended June 30, 2013. For the three months ended June 30, 2013, dividend income included $10.0 million in dividend payments from Ivy Hill Asset Management, L.P. (“IHAM”) as compared to $4.8 million for the comparable period in 2012. The decrease in other income for the three months ended June 30, 2013 from the comparable period in 2012 was primarily attributable to lower amendment fees.

The increase in interest income from investments for the six months ended June 30, 2013 from the comparable period in 2012, was primarily due to the increase in the size of the portfolio, which increased from an average of $5.2 billion at amortized cost for the six months ended June 30, 2012 to an average of $6.1 billion at amortized cost for the comparable period in 2013. Even though new investment commitments increased from $1.1 billion for the six months ended June 30, 2012 to $1.6 billion for the comparable period in 2013, capital structuring service fees decreased for the six months ended June 30, 2013 as compared to 2012 primarily due to the decrease in the average capital structuring service fees received as a percentage of total new investment commitments, which decreased from 3.5% in 2012 to 1.9% in 2013. For the six months ended June 30, 2013, dividend income included $37.4 million in dividend payments from IHAM as compared to $9.5 million for the comparable period in 2012. The dividend from IHAM for the six months ended June 30, 2013 included an additional dividend of $17.4 million that was paid in the first quarter of 2013 in addition to the quarterly dividend generally paid by IHAM. IHAM paid the additional dividend out of accumulated earnings that had previously been retained by IHAM. The increase in other income for the six months ended June 30, 2013 was primarily attributable to higher amendment fees.

Operating Expenses

	Three months ended		Six months ended
(in millions)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest and credit facility fees	$40.3	$35.0	$79.6	$67.8
Base management fees	24.9	20.8	48.1	40.8
Incentive fees related to pre-incentive fee net investment income	25.4	22.1	49.2	42.8
Incentive fees related to capital gains per GAAP	8.0	0.6	4.2	6.3
Professional fees	3.7	3.5	6.9	7.2
Administrative fees	2.6	2.2	5.2	4.5
Other general and administrative	3.7	2.6	7.6	5.4
Total expenses	$108.6	$86.8	$200.8	$174.8

Interest and credit facility fees for the three and six months ended June 30, 2013 and 2012, were comprised of the following:

	For the three months ended		For the six months ended
(in millions)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Stated interest expense	$31.8	$27.8	$61.7	$53.2
Facility fees	1.8	1.2	4.4	2.5
Amortization of debt issuance cost	3.4	3.2	6.9	6.7
Accretion of discount on notes payable	3.3	2.8	6.6	5.4
Total interest and credit facility fees	$40.3	$35.0	$79.6	$67.8

Stated interest expense for the three months ended June 30, 2013 increased from the comparable period in 2012 due to the increase in the average principal amount of debt outstanding and an increase in the weighted average stated interest rate. For the three months ended June 30, 2013, we had $2.4 billion in average principal debt outstanding as compared to $2.2 billion for the comparable period in 2012, and the weighted average stated interest rate on our outstanding debt was 5.3% for the three months ended June 30, 2013 as compared to 5.0% for the comparable period in 2012. The higher weighted average stated interest rate for the three months ended June 30, 2013 relates to having borrowed, on a relative basis, less from our lower-cost floating rate revolving debt facilities and having more fixed rate term debt outstanding.

Stated interest expense for the six months ended June 30, 2013 increased from the comparable period in 2012 due to the increase in the average principal amount of debt outstanding and an increase in the weighted average stated interest rate.  For the six months ended June 30, 2013, we had $2.2 billion in average principal debt outstanding as compared to $2.1 billion for the comparable period in 2012, and the weighted average stated interest rate on our outstanding debt was 5.5% for the six months ended June 30, 2013 as compared to 5.1% for the comparable period in 2012. The higher weighted average stated interest rate for the six months ended June 30, 2013 relates to having borrowed, on a relative basis, less from our lower-cost floating rate revolving debt facilities and having more fixed rate term debt outstanding.

The increase in base management fees and incentive fees related to pre-incentive fee net investment income for the three and six months ended June 30, 2013 from the comparable periods in 2012 were primarily due to the increase in the size of the portfolio and in the case of incentive fees, the related increase in pre-incentive fee net investment income.

For the three and six months ended June 30, 2013, the capital gains incentive fee expense accrual calculated in accordance with GAAP was $8.0 million and $4.2 million, respectively. For the three and six months ended June 30, 2012, the capital gains incentive fee expense accrued under GAAP was $0.6 million and $6.3 million, respectively. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of June 30, 2013, the total capital gains incentive fee accrual calculated in accordance with GAAP was $73.5 million (included in management and incentive fees payable in the consolidated balance sheet).  However, as of June 30, 2013, there was no capital gains fee actually payable under our investment advisory and management agreement. See Note 3 to the Company’s consolidated financial statements for the three and six months ended June 30, 2013 for more information on the base management and incentive fees.

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

Income Tax Expense, Including Excise Tax

The Company has elected to be treated as a RIC under the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must, among other things, timely distribute to its stockholders generally at least 90% of its investment company taxable income, as defined by the Code, for each year. In order to maintain its RIC status, the Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders which will generally relieve the Company from U.S. federal corporate-level income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company accrues excise tax on estimated excess taxable income as such taxable income is earned. For the three and six months ended June 30, 2013, a net expense of $3.0 million and $6.0 million was recorded for U.S. federal excise tax, respectively. For the three and six months ended June 30, 2012, a net expense of $2.0 million and $4.0 million was recorded for U.S. federal excise tax, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and six months ended June 30, 2013, we recorded a tax expense of approximately $0.9 million and $1.7 million, respectively, for these subsidiaries. For the three and six months ended June 30, 2012, we recorded a tax expense of approximately $0.9 million and $1.6 million, respectively, for these subsidiaries.

Net Realized Gains/Losses

During the three months ended June 30, 2013, the Company had $400.4 million of sales, repayments or exits of investments resulting in $8.6 million of net realized gains. These sales, repayments or exits included $35.0 million of investments sold to Ivy Hill Asset Management, L.P. (“IHAM”), a wholly owned portfolio company of the Company, and certain vehicles managed by IHAM.  A net realized gain of $0.1 million was recorded on these transactions. See Note 12 to the Company’s consolidated financial statements for the three and six months ended June 30, 2013 for more detail on IHAM and its managed vehicles. Net realized gains of $8.6 million on investments were comprised of $9.6 million of gross realized gains and $1.0 million of gross realized losses.

The realized gains and losses on investments during the three months ended June 30, 2013 consisted of the following:

(in millions)	Net Realized
Portfolio Company	Gains (Losses)
Performance Food Group, Inc. and Wellspring Distribution Corp.	$4.1
Senior Secured Loan Fund LLC	2.5
BenefitMall Holdings Inc.	2.0
Promo Works, LLC	(1.0)
Other, net	1.0
Total	$8.6

During the three months ended June 30, 2012, the Company had $416.8 million of sales, repayments or exits of investments resulting in $38.9 million of net realized losses. These sales, repayments or exits included $30.0 million of investments sold to IHAM and certain vehicles managed by IHAM.  A net realized loss of $0.8 million was recorded on these transactions. Net realized losses of $38.9 million on investments were comprised of $26.3 million of gross realized gains and $65.2 million of gross realized losses.

The realized gains and losses on investments during the three months ended June 30, 2012 consisted of the following:

(in millions)	Net Realized
Portfolio Company	Gains (Losses)
BenefitMall Holdings, Inc.	$12.9
Things Remembered Inc. and TRM Holdings Corporation	9.5
Crescent Hotels & Resorts, LLC	(5.5)
Making Memories Wholesale, Inc.	(11.1)
Prommis Solutions, LLC	(46.8)
Other, net	2.1
Total	$(38.9)

During the six months ended June 30, 2013, the Company had $636.1 million of sales, repayments or exits of investments resulting in $20.3 million of net realized gains. These sales, repayments or exits included $35.0 million of investments sold to IHAM or certain funds managed by IHAM. A net realized gain of $0.1 million was recorded on these transactions. Net realized gains on investments were comprised of $21.3 million of gross realized gains and $1.0 million of gross realized losses.

The realized gains and losses on investments during the six months ended June 30, 2013 consisted of the following:

(in millions)	Net Realized
Portfolio Company	Gains (Losses)
Performant Financial Corporation	$6.7
Performance Food Group, Inc. and Wellspring Distribution Corp	4.1
Senior Secured Loan Fund LLC	3.6
BenefitMall Holdings Inc.	2.0
Promo Works, LLC	(1.0)
Other, net	4.9
Total	$20.3

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

Net Unrealized Gains/Losses

We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses. For the three and six months ended June 30, 2013 and 2012, net unrealized gains and losses for the Company’s portfolio were comprised of the following:

	For the three months ended		For the six months ended
(in millions)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Unrealized appreciation	$62.6	$49.0	$79.4	$100.8
Unrealized depreciation	(28.9)	(51.5)	(65.8)	(76.0)
Net unrealized (appreciation) depreciation reversed related to net realized gains or losses(1)	(2.4)	47.1	(12.8)	56.0
Total net unrealized gains	$31.3	$44.6	$0.8	$80.8

(1)         The net unrealized (appreciation) depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

The changes in unrealized appreciation and depreciation during the three months ended June 30, 2013 consisted of the following:

Net Unrealized
(in millions)	Appreciation
Portfolio Company	(Depreciation)
Ivy Hill Asset Management, L.P.	$7.0
10th Street, LLC	6.8
Financial Pacific Company	6.8
Component Hardware Group, Inc	5.6
Orion Foods, LLC	4.3
Senior Secured Loan Fund LLC	3.0
Imperial Capital Private Opportunities, L.P.	2.9
American Broadband Communications, LLC	2.2
The Step2 Company, LLC	(2.2)
Campus Management Corp.	(3.4)
Competitor Group, Inc.	(4.1)
Universal Lubricants, LLC	(6.4)
Other, net	11.2
Total	$33.7

The changes in unrealized appreciation and depreciation during the three months ended June 30, 2012 consisted of the following:

Net Unrealized
(in millions)	Appreciation
Portfolio Company	(Depreciation)
Stag-Parkway, Inc	$6.6
ADF Restaurant Group, LLC	4.3
Firstlight Financial Corporation	4.3
Ivy Hill Asset Management, L.P.	3.8
Savers, Inc.	3.1
Universal Lubricants, LLC	2.1
U.S. Renal Care, Inc.	2.0
Community Education Centers, Inc.	(2.1)
HCP Acquisition Inc	(2.2)
CT Technologies Holdings LLC	(4.6)
MVL Group, Inc	(5.2)
eInstruction Corporation	(7.0)
Orion Foods, LLC	(7.1)
American Broadband Communications, LLC	(8.6)
Other, net	8.1
Total	$(2.5)

The changes in unrealized appreciation and depreciation during the six months ended June 30, 2013 consisted of the following:

Net Unrealized
(in millions)	Appreciation
Portfolio Company	(Depreciation)
Financial Pacific Company	$7.1
10th Street, LLC	6.8
Component Hardware Group, Inc	6.8
Matrixx Initiatives, Inc.	5.2
Imperial Capital Private Opportunities, L.P.	4.7
American Broadband Communications, LLC	4.3
Orion Foods, LLC	3.8
Senior Secured Loan Fund LLC	3.3
AWTP, LLC	3.1
Apple & Eve, LLC	2.4
The Step2 Company, LLC	(3.4)
ADF Restaurant Group, LLC	(3.4)
Citipostal, Inc.	(4.0)
Competitor Group, Inc.	(4.1)
Campus Management Corp.	(4.5)
Ciena Capital LLC	(5.9)
Universal Lubricants, LLC	(12.7)
Ivy Hill Asset Management, L.P.	(19.4)
Other	23.5
Total	$13.6

The changes in unrealized appreciation and depreciation during the six months ended June 30, 2012 consisted of the following:

Net Unrealized
(in millions)	Appreciation
Portfolio Company	(Depreciation)
Firstlight Financial Corporation	$10.5
Ivy Hill Asset Management, L.P.	10.4
ADF Restaurant Group, LLC	8.7
Stag-Parkway, Inc	8.0
Savers, Inc.	7.3
The Dwyer Group	3.8
Universal Lubricants, LLC	3.5
Tripwire, Inc.	3.0
ICSH, Inc.	2.4
Campus Management Corp.	2.2
U.S. Renal Care, Inc.	2.2
R3 Education, Inc.	2.0
OnCURE Medical Corp.	(2.4)
HCP Acquisition Holdings, LLC	(2.7)
S.B. Restaurant Company	(3.1)
Matrixx Initiatives, Inc.	(3.5)
RE Community Holdings II, Inc.	(3.8)
CT Technologies Holdings LLC	(4.2)
Community Education Centers, Inc.	(4.5)
MVL Group, Inc.	(5.6)
Orion Foods, LLC	(10.4)
American Broadband Communications, LLC	(11.1)
eInstruction Corporation	(13.4)
Other, net	25.5
Total	$24.8

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

As of June 30, 2013, the Company had $100.5 million in cash and cash equivalents and $2.6 billion in total debt outstanding at carrying value ($2.7 billion at principal amount). Subject to leverage and borrowing base restrictions, the Company had approximately $1.2 billion available for additional borrowings under the Facilities as of June 30, 2013.

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

Equity Issuances

The following table summarizes the total shares issued and proceeds we received in underwritten public offerings of our common stock net of underwriting and offering costs for the six months ended June 30, 2013:

				Proceeds net of
		Offering price		underwriting and
(in millions, except per share data)	Shares issued	per share		offering costs
April 2013 public offering	19.1	$17.43	(1)	$333.2
Total for the six months ended June 30, 2013	19.1	$17.43	(1)	$333.2

(1)                                 The shares were sold to the underwriters for a price of $17.43 per share, which the underwriters were then permitted to sell at variable prices. The underwriters have advised that the average price paid by the public for such shares was $17.61.

As of June 30, 2013, total equity market capitalization for the Company was $4.6 billion compared to $4.4 billion as of December 31, 2012.

Debt Capital Activities

Our debt obligations consisted of the following as of June 30, 2013 and December 31, 2012:

	As of
	June 30, 2013					December 31, 2012
	Total					Total
	Aggregate					Aggregate
	Principal					Principal
	Amount					Amount
	Available/		Principal	Carrying		Available/	Principal	Carrying
(in millions)	Outstanding(1)		Amount	Value		Outstanding(1)	Amount	Value
Revolving Credit Facility	$930.0	(2)	$288.0	$288.0		$900.0	$—	$—
Revolving Funding Facility	620.0	(3)	372.0	372.0		620.0	300.0	300.0
SMBC Funding Facility	400.0		—	—		400.0	—	—
February 2016 Convertible Notes	575.0		575.0	552.4	(4)	575.0	575.0	548.5	(4)
June 2016 Convertible Notes	230.0		230.0	220.2	(4)	230.0	230.0	218.8	(4)
2017 Convertible Notes	162.5		162.5	158.8	(4)	162.5	162.5	158.3	(4)
2018 Convertible Notes	270.0		270.0	263.4	(4)	270.0	270.0	262.8	(4)
February 2022 Notes	143.8		143.8	143.8		143.8	143.8	143.8
October 2022 Notes	182.5		182.5	182.5		182.5	182.5	182.5
2040 Notes	200.0		200.0	200.0		200.0	200.0	200.0
2047 Notes	230.0		230.0	181.3	(5)	230.0	230.0	181.2	(5)
	$3,943.8		$2,653.8	$2,562.4		$3,913.8	$2,293.8	$2,195.9

(1)                                 Subject to borrowing base and leverage restrictions. Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.

(2)                                 Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of $1,400.0 million.

(3)                                 Provides for a feature that allows the Company and the Company’s consolidated subsidiary, Ares Capital CP Funding, LLC (“Ares Capital CP”), under certain circumstances, to increase the size of the Revolving Funding Facility to a maximum of $865.0 million.

(4)                                 Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes less the unaccreted discount initially recorded upon issuance of the Convertible Unsecured Notes. The total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, and the 2018 Convertible was $22.6 million, $9.8 million, $3.7 million and $6.6 million, respectively, as of June 30, 2013. The total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes and the 2018 Convertible Notes was $26.5 million, $11.2 million, $4.2 million and $7.2 million, respectively, as of December 31, 2012.

(5)                                 Represents the aggregate principal amount outstanding less the unaccreted purchased discount.  The total unaccreted purchased discount on the 2047 Notes was $48.7 million and $48.8 million as of June 30, 2013 and December 31, 2012.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all our debt outstanding as of June 30, 2013 were 5.0% and 8.7 years, respectively and as of December 31, 2012 were 5.5% and 9.8 years, respectively. The ratio of total carrying value of debt outstanding to stockholders’ equity as of June 30, 2013 was 0.59:1.00 compared to 0.55:1.00 as of December 31, 2012.

In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowing. As of June 30, 2013, our asset coverage was 270%.

Revolving Credit Facility

In December 2005, we entered into a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), which allows us to borrow up to $930 million as of June 30, 2013 at any one time outstanding. The end of the revolving period and the stated maturity date for the Revolving Credit Facility are May 4, 2017 and May 4, 2018, respectively. The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $1.4 billion. The interest rate charged on the Revolving Credit Facility is based on LIBOR plus an applicable spread of 2.00% or a “base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 1.00%. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of June 30, 2013 the principal amount outstanding under the Revolving Credit Facility was $288.0 million and we were in compliance in all material respects with the terms of the Revolving Credit Facility. See “Recent Developments”, as well as Note 15 to our consolidated financial statements for the three and six months ended June 30, 2013 for more information on the Revolving Credit Facility.

Revolving Funding Facility

In October 2004, we established through Ares Capital CP, a revolving funding facility (as amended, the “Revolving Funding Facility”), which allows Ares Capital CP to borrow up to $620 million at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and its membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are April 18, 2015 and April 18, 2017, respectively. The Revolving Funding Facility also provides for a feature that allows, under certain circumstances, for an increase in the size of the facility to a maximum of $865 million. The interest rate charged on the Revolving Funding Facility is one month LIBOR plus an applicable spread ranging from 2.25% to 2.50% over LIBOR and ranging from 1.25% to 1.50% over “base rate,” (as defined in the agreements governing the Revolving Funding Facility) in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the facility. Additionally, we are required to pay a commitment fee of between 0.50% and 1.75% depending on the size of the unused portion of the Revolving Funding Facility. As of June 30, 2013, the principal amount outstanding under the Revolving Funding Facility was $372.0 million and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

SMBC Funding Facility

In January 2012, we established through our consolidated subsidiary, Ares Capital JB Funding LLC, (“ACJB”), a revolving funding facility (as amended, the “SMBC Funding Facility”), which allows ACJB to borrow up to $400 million at any one time outstanding. The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility are September 14, 2015 and September 14, 2020, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement.  The interest rate charged on the SMBC Funding Facility is based on one month LIBOR plus an applicable spread of 2.125% or a “base rate” (as defined in the agreements governing the SMBC Funding Facility) plus an applicable spread of 1.125%. ACJB is not required to pay a commitment fee until September 15, 2013, at which time ACJB is required to pay a commitment fee of 0.50% depending on the size of the unused portion of the SMBC Funding Facility. As of June 30, 2013, there were no amounts outstanding under the SMBC Funding Facility and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

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

In certain circumstances, the Convertible Unsecured Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at their respective conversion rates (listed below as of June 30, 2013) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the respective Convertible Unsecured Notes Indenture. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if we engage in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require us to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes are listed below.

	February 2016	June 2016	2017	2018
	Convertible Notes	Convertible Notes	Convertible Notes	Convertible Notes
Conversion premium	17.5%	17.5%	17.5%	17.5%
Closing stock price at issuance	$16.28	$16.20	$16.46	$16.91
Closing stock price date	January 19, 2011	March 22, 2011	March 8, 2012	October 3, 2012
Conversion price as of June 30, 2013(1)	$18.83	$18.74	$19.19	$19.81
Conversion rate as of June 30, 2013 (shares per one thousand dollar principal amount)(1)	53.1133	53.3757	52.1210	50.4731
Conversion dates	August 15, 2015	December 15, 2015	September 15, 2016	July 15, 2017

(1)           Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

See “Recent Developments” and Note 15 to our consolidated financial statements for the three and six months ended June 30, 2013 for information regarding an additional issuance of unsecured convertible senior notes.

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

As of June 30, 2013 we were in compliance in all material respects with the terms of the indentures governing the Unsecured Notes.

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

See Note 5 to our consolidated financial statements for the three and six months ended June 30, 2013 for more detail on the Company’s debt obligations.

OFF BALANCE SHEET ARRANGEMENTS

The Company has various commitments to fund investments in its portfolio, as described below.

As of June 30, 2013 and December 31, 2012, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company’s discretion:

	As of
(in millions)	June 30, 2013	December 31, 2012
Total revolving and delayed draw commitments	$568.9	$441.6
Less: funded commitments	(93.0)	(82.1)
Total unfunded commitments	475.9	359.5
Less: commitments substantially at discretion of the Company	(16.0)	(6.0)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(2.2)	(0.6)
Total net adjusted unfunded revolving and delayed draw commitments	$457.7	$352.9

Included within the total revolving and delayed draw commitments as of June 30, 2013 were commitments to issue up to $36.9 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2013, the Company had $16.8 million in standby letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. In addition to these letters of credit included as a part of the total revolving and delayed draw commitments to portfolio companies, as of June 30, 2013 the Company also had $27.0 of standby letters of credit issued and outstanding on behalf of other portfolio companies.  For all these standby letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. None of these letters of credit issued and outstanding are recorded as a liability on the Company’s balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit, $31.1 million expire in 2013 and $12.7 million expire in 2014.

As of June 30, 2013 and December 31, 2012, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of
(in millions)	June 30, 2013	December 31, 2012
Total private equity commitments	$134.7	$131.0
Less: funded private equity commitments	(71.2)	(66.5)
Total unfunded private equity commitments	63.5	64.5
Less: private equity commitments substantially at discretion of the Company	(48.0)	(53.1)
Total net adjusted unfunded private equity commitments	$15.5	$11.4

In addition, as of June 30, 2013 and December 31, 2012, the Company had outstanding guarantees or similar obligations on behalf of certain portfolio companies totaling $0.8 million.

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

As of June 30, 2013, one of the Company’s portfolio companies, Ciena Capital LLC (“Ciena”), had one non-recourse securitization Small Business Administration (“SBA”) loan warehouse facility, which has reached its maturity date but remains outstanding. Ciena is working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. Allied Capital Corporation (“Allied Capital”) had previously issued a performance guaranty (which Ares Capital succeeded to as a result of the Allied Acquisition) whereby Ares Capital must indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse facility. As of June 30, 2013, there were no known issues or claims with respect to this performance guaranty.

RECENT DEVELOPMENTS

In July 2013, we increased total commitments of the Revolving Credit Facility from $930 million to $955 million.

In July 2013, we issued $300 million aggregate principal amount of unsecured convertible senior notes that mature on January 15, 2019 (the “2019 Convertible Notes”), unless previously converted or repurchased in accordance with their terms. We do not have the right to redeem the 2019 Convertible Notes prior to maturity. The 2019 Convertible Notes bear interest at a rate of 4.375% per year, payable semi-annually commencing on January 15, 2014. In certain circumstances, the 2019 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 49.6044 shares of common stock per one thousand dollar principal amount of the 2019 Convertible Notes, which was equivalent to an initial conversion price of approximately $20.16 per share of our common stock, subject to customary anti-dilution adjustments. The initial conversion price was approximately 15% above the $17.53 per share closing price of our common stock on July 15, 2013.

From July 1, 2013 through August 2, 2013, we made new investment commitments of $313 million, of which $301 million were funded. Of these new commitments, 44% were in first lien senior secured loans, 31% were investments in subordinated certificates of the SSLP, the proceeds of which were applied to co-investments with GE to fund first lien senior secured loans through the SSLP and 25% were in second lien senior secured loans. Of the $313 million of new investment commitments, 95% were floating rate and 5% were fixed rate. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 10.2%. We may seek to syndicate a portion of these new investment commitments, although there can be no assurance that we will be able to do so.

From July 1, 2013 through August 2, 2013, we exited $40 million of investment commitments. Of these investment commitments, 37% were first lien senior secured loans, 23% were senior subordinated debt, 22% were investments in subordinated certificates of the SSLP, 10% were preferred equity securities, and 8% were second lien senior secured loans. Of the $40 million of exited investment commitments, 53% were floating rate, 46% were fixed rate, and 1% were on non-accrual status. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was 11.1%. On the $40 million of investment commitments exited from July 1, 2013 through August 2, 2013, we recognized total net realized gains of approximately $36 million.

In addition, as of August 2, 2013, we had an investment backlog and pipeline of approximately $750 million and $230 million, respectively. Investment backlog includes transactions approved by our investment adviser’s investment committee and/or for which a formal mandate, letter of intent or signed commitment has been issued, and therefore we believe are likely to close. Investment pipeline includes transactions where due diligence and analysis are in process, but no formal mandate, letter of intent or signed commitment has been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may syndicate a portion of these investments. We cannot assure you that we will make any of these investments or that we will syndicate any portion of these investments.

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

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of our investments) are valued at fair value as determined in good faith by our board of directors, based on, among other things, the input of our investment adviser, audit committee and independent third-party valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12 month period, (with certain de minimis exceptions) and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter, and a minimum of 50% of our portfolio at fair value is subject to review by an independent valuation firm each quarter. In addition, our independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, our investment valuation process within the context of performing the integrated audit.

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

Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”).  ASU 2013-08 amends the criteria that define an investment company, clarifies the measurement guidance and requires certain additional disclosures. Public companies are required to apply ASU 2013-08 prospectively for interim and annual reporting periods beginning after December 15, 2013. We have evaluated the impact of the adoption of ASU 2013-08 on our financial statements and disclosures and determined the adoption of ASU 2013-08 will not have a material effect on our financial condition and results of operations.

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

As of June 30, 2013, approximately 11% of the investments at fair value in our portfolio bore interest at fixed rates, approximately 79% bore interest at variable rates, 9% were non-interest earning and 1% were on non-accrual status. Additionally, for the variable rate investments, 72% of these investments contained interest rate floors (representing 57% of total investments at fair value). The Facilities all bear interest at variable rates with no interest rate floors, while the Unsecured Notes and the Convertible Unsecured Notes bear interest at fixed rates.

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

Based on our June 30, 2013 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions)	Interest	Interest	Net
Basis Point Change	Income	Expense	Income
Up 300 basis points	$81.3	$19.8	$61.5
Up 200 basis points	$29.4	$13.2	$16.2
Up 100 basis points	$(14.3)	$6.6	$(20.9)
Down 100 basis points	$5.6	$(1.4)	$7.0
Down 200 basis points	$5.6	$(1.4)	$7.0
Down 300 basis points	$5.5	$(1.4)	$6.9

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

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports it files or submits under the Securities Exchange Act of 1934.

There have been no changes in the Company’s internal control over financial reporting during the three and six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are party to certain lawsuits in the normal course of business. In addition, Allied Capital was involved in various legal proceedings that we assumed in connection with the Allied Acquisition. Furthermore, third parties may try to seek to impose liability on us in connection with our activities or the activities of our portfolio companies. While the outcome of any such legal proceedings cannot at this time be predicted with certainty, we do not expect that these legal proceedings will materially affect our business, financial condition or results of operations.

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
10.1

Third Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 2, 2013, among Ares Capital Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent(3)

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

(3)                                 Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on May 6, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES CAPITAL CORPORATION

Dated: August 6, 2013	By	/s/ Michael J. Arougheti
Michael J. Arougheti
Chief Executive Officer

Dated: August 6, 2013	By	/s/ Penni F. Roll
Penni F. Roll
Chief Financial Officer