Form 10-Q
period 2013-09-30
ARES CAPITAL CORP
filed 2013-11-05
CIK 1287750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2013
Common stock, $0.001 par value	281,246,111

ARES CAPITAL CORPORATION

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands, except per share data)

	As of
	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate investments	$5,016,880	$3,822,715
Non-controlled affiliate company investments	278,630	323,059
Controlled affiliate company investments	2,089,775	1,778,781
Total investments at fair value (amortized cost of $7,277,712 and $5,823,451, respectively)	7,385,285	5,924,555
Cash and cash equivalents	135,487	269,043
Receivable for open trades	13,121	131
Interest receivable	120,503	108,998
Other assets	99,749	98,497
Total assets	$7,754,145	$6,401,224
LIABILITIES
Debt	$3,137,883	$2,195,872
Management and incentive fees payable	136,196	131,585
Accounts payable and other liabilities	58,202	53,178
Interest and facility fees payable	28,860	30,603
Payable for open trades	648	1,640
Total liabilities	3,361,789	2,412,878
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Common stock, par value $.001 per share, 500,000 common shares authorized 268,596 and 248,653 common shares issued and outstanding, respectively	269	249
Capital in excess of par value	4,465,173	4,117,517
Accumulated overdistributed net investment income	(7,317)	(27,910)
Accumulated net realized loss on investments, foreign currency transactions, extinguishment of debt and other assets	(173,342)	(202,614)
Net unrealized gain on investments	107,573	101,104
Total stockholders’ equity	4,392,356	3,988,346
Total liabilities and stockholders’ equity	$7,754,145	$6,401,224
NET ASSETS PER SHARE	$16.35	$16.04

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income from investments	$102,222	$84,767	$281,734	$234,127
Capital structuring service fees	18,257	20,324	35,888	40,769
Dividend income	4,486	3,821	13,583	11,144
Management and other fees	286	334	949	994
Other income	3,612	2,156	12,944	9,371
Total investment income from non- controlled/non-affiliate company investments	128,863	111,402	345,098	296,405

From non-controlled affiliate company investments:
Interest income from investments	4,097	6,185	15,748	16,444
Capital structuring service fees	—	—	—	895
Dividend income	5,258	147	6,421	786
Management and other fees	—	63	—	189
Other income	37	38	166	332
Total investment income from non- controlled affiliate company investments	9,392	6,433	22,335	18,646

From controlled affiliate company investments:
Interest income from investments	63,304	53,686	174,287	164,994
Capital structuring service fees	13,298	9,251	25,807	26,838
Dividend income	25,104	5,432	62,711	15,627
Management and other fees	5,098	4,310	13,926	12,968
Other income	1,742	58	3,815	387
Total investment income from controlled affiliate company investments	108,546	72,737	280,546	220,814

Total investment income	246,801	190,572	647,979	535,865

EXPENSES:
Interest and credit facility fees	44,424	35,702	124,032	103,496
Base management fees	27,467	22,316	75,587	63,113
Incentive fees	35,199	34,139	88,658	83,258
Professional fees	3,143	1,923	10,023	9,157
Administrative fees	3,346	2,269	8,544	6,806
Other general and administrative	3,009	2,726	10,525	8,001
Total expenses	116,588	99,075	317,369	273,831

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET INVESTMENT INCOME BEFORE INCOME TAXES	130,213	91,497	330,610	262,034

Income tax expense, including excise tax	3,991	2,037	11,714	7,635

NET INVESTMENT INCOME	126,222	89,460	318,896	254,399

REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	7,877	26,134	24,305	(8,444)
Non-controlled affiliate company investments	63	51	208	122
Controlled affiliate company investments	1,006	1,482	4,759	(10,579)
Net realized gains (losses)	8,946	27,667	29,272	(18,901)

Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	3,817	14,293	27,915	53,515
Non-controlled affiliate company investments	(7,812)	2,425	(9,745)	16,556
Controlled affiliate company investments	9,624	2,710	(11,701)	30,143
Net unrealized gains	5,629	19,428	6,469	100,214

Net realized and unrealized gains from investments	14,575	47,095	35,741	81,313

REALIZED LOSS ON EXTINGUISHMENT OF DEBT	—	—	—	(2,678)

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$140,797	$136,555	$354,637	$333,034

BASIC AND DILUTED EARNINGS PER COMMON SHARE (Note 9)	$0.52	$0.59	$1.36	$1.49

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING — BASIC AND DILUTED (Note 9)	268,312	233,126	261,120	224,049

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2013

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
AGILE Fund I, LLC (9)	Investment partnership	Member interest (0.50% interest)		4/1/2010	$113	$21	(2)
CIC Flex, LP (9)	Investment partnership	Limited partnership units (0.94 units)		9/7/2007	962	2,908	(2)
Covestia Capital Partners, LP (9)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	826	936	(2)
Dynamic India Fund IV, LLC (9)	Investment company	Member interest (5.44% interest)		4/1/2010	4,822	3,228
HCI Equity, LLC (7)(8)(9)	Investment company	Member interest (100.00% interest)		4/1/2010	182	350
Imperial Capital Private Opportunities, LP (9)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	5,731	12,571	(2)
Partnership Capital Growth Fund I, L.P. (9)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	1,424	3,938	(2)
Partnership Capital Growth Investors III, L.P. (9)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	2,632	2,610	(2)
Piper Jaffray Merchant Banking Fund I, L.P. (9)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	596	547	(2)
Senior Secured Loan Fund LLC (7)(10)	Co-investment vehicle	Subordinated certificates ($1,570,285 par due 12/2022)	8.27% (Libor + 8.00%/Q)(22)	10/30/2009	1,568,578	1,593,839
		Membership interest (87.50% interest)		10/30/2009	—	—
					1,568,578	1,593,839
VSC Investors LLC (9)	Investment company	Membership interest (1.95% interest)		1/24/2008	619	1,175	(2)
					1,586,485	1,622,123		36.93%
Healthcare-Services
AxelaCare Holdings, Inc. and AxelaCare Investment Holdings, L.P.	Provider of home infusion services	First lien senior secured loan ($7,453 par due 4/2019)	5.75% (Libor + 4.50%/Q)	4/12/2013	7,453	7,453	(2)(21)
		Preferred units (7,425,000 units)		4/12/2013	742	885	(2)
		Common units (75,000 units)		4/12/2013	7	9	(2)
					8,202	8,347
California Forensic Medical Group, Incorporated	Correctional facility healthcare operator	First lien senior secured loan ($53,775 par due 11/2018)	9.25% (Libor + 8.00%/Q)	11/16/2012	53,775	53,775	(3)(21)
CCS Group Holdings, LLC	Correctional facility healthcare operator	Class A units (601,937 units)		8/19/2010	602	1,475	(2)
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings LLC (6)	Healthcare analysis services provider	First lien senior secured loan ($5,102 par due 3/2017)	8.75% (Base Rate + 5.50%/M)	3/15/2011	5,102	5,102	(2)(21)
		First lien senior secured loan ($4,837 par due 3/2017)	8.75% (Base Rate + 5.50%/M)	3/15/2011	4,837	4,837	(3)(21)
		First lien senior secured loan ($2,348 par due 3/2017)	7.75% (Libor + 6.50%/M)	3/15/2011	2,348	2,348	(2)(21)
		First lien senior secured loan ($2,226 par due 3/2017)	7.75% (Libor + 6.50%/M)	3/15/2011	2,226	2,226	(3)(21)
		Class A common stock (9,679 shares)		6/15/2007	4,000	6,448	(2)
		Class C common stock (1,546 shares)		6/15/2007	—	1,778	(2)
					18,513	22,739
Dialysis Newco, Inc.	Dialysis provider	First lien senior secured loan ($27,245 par due 8/2020)	6.50% (Base Rate + 3.25%/Q)	8/16/2013	27,245	27,245	(2)(21)
		Second lien senior secured loan ($56,500 par due 2/2021)	9.75% (Libor + 8.50%/Q)	8/16/2013	56,500	56,500	(2)(21)
					83,745	83,745
Genocea Biosciences, Inc.	Vaccine discovery technology company	First lien senior secured loan ($3,500 par due 4/2017)	8.00%	9/30/2013	3,430	3,500	(2)
		Warrant to purchase up to 689,655 shares of Series C convertible preferred stock		9/30/2013	—	—	(2)
					3,430	3,500

As of September 30, 2013

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
INC Research, Inc.	Pharmaceutical and biotechnology consulting services	Common stock (1,410,000 shares)		9/27/2010	1,512	1,381	(2)
Intermedix Corporation	Revenue cycle management provider to the emergency healthcare industry	Second lien senior secured loan ($112,000 par due 6/2019)	10.25% (Libor + 9.00%/Q)	12/27/2012	112,000	112,000	(2)(21)
JHP Group Holdings, Inc.	Marketer and manufacturer of branded and generic specialty pharmaceutical products	Series A preferred stock (1,000,000 shares)	6.00% PIK	2/19/2013	1,000	1,470	(2)
LM Acquisition Holdings, LLC	Developer and manufacturer of medical equipment	Class A units (426 units)		9/27/2013	1,000	1,000	(2)
Magnacare Holdings, Inc., Magnacare Administrative Services, LLC, and Magnacare, LLC	Healthcare professional provider	First lien senior secured loan ($135,610 par due 3/2018)	9.00% (Libor + 8.00%/Q)	9/15/2010	136,251	135,610	(2)(21)
		First lien senior secured loan ($57,017 par due 3/2018)	9.00% (Libor + 8.00%/Q)	9/15/2010	57,017	57,017	(3)(21)
		First lien senior secured loan ($4,747 par due 3/2018)	9.00% (Libor + 8.00%/Q)	3/16/2012	4,747	4,747	(4)(21)
					198,015	197,374
MW Dental Holding Corp.	Dental services provider	First lien senior secured revolving loan ($3,500 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	3,500	3,500	(2)(21)
		First lien senior secured loan ($57,605 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	57,605	57,605	(2)(21)
		First lien senior secured loan ($48,881 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	48,881	48,881	(3)(21)
		First lien senior secured loan ($9,825 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	9,825	9,825	(4)(21)
					119,811	119,811
Napa Management Services Corporation	Anesthesia management services provider	First lien senior secured loan ($23,555 par due 4/2018)	6.50% (Libor + 5.25%/Q)	4/15/2011	23,555	23,555	(2)(21)
		First lien senior secured loan ($33,350 par due 4/2018)	6.50% (Libor + 5.25%/Q)	4/15/2011	33,283	33,350	(3)(21)
		Common units (5,000 units)		4/15/2011	5,000	7,140	(2)
					61,838	64,045
Netsmart Technologies, Inc. and NS Holdings, Inc.	Healthcare technology provider	First lien senior secured loan ($2,851 par due 12/2017)	7.25% (Libor + 6.00%/Q)	12/18/2012	2,851	2,851	(2)(18)(21)
		First lien senior secured loan ($36,492 par due 12/2017)	7.25% (Libor + 6.00%/Q)	12/18/2012	36,492	36,492	(2)(18)(21)
		Common stock (2,500,000 shares)		6/21/2010	2,500	2,539	(2)
					41,843	41,882
New Trident Holdcorp, Inc.	Provider of outsourced mobile diagnostic healthcare services	Second lien senior secured loan ($80,000 par due 7/2020)	10.25% (Libor + 9.00%/Q)	8/6/2013	78,425	80,000	(2)(21)
OnCURE Medical Corp.	Radiation oncology care provider	Common stock (857,143 shares)		8/18/2006	3,000	—	(2)
Passport Health Communications, Inc., Passport Holding Corp. and Prism Holding Corp.	Healthcare technology provider	Series A preferred stock (1,594,457 shares)	10.00% PIK	7/30/2008	5,560	7,025	(2)
		Common stock (16,106 shares)		7/30/2008	100	—	(2)
					5,660	7,025
PG Mergersub, Inc. and PGA Holdings, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Second lien senior secured loan ($21,316 par due 10/2018)	8.25% (Libor + 7.00%/Q)	4/19/2012	21,316	21,316	(2)(21)
		Preferred stock (333 shares)		3/12/2008	125	16	(2)
		Common stock (16,667 shares)		3/12/2008	167	821	(2)
					21,608	22,153	(2)
POS I Corp. (fka Vantage Oncology, Inc.)	Radiation oncology care provider	Common stock (62,157 shares)		2/3/2011	4,670	2,263	(2)
RCHP, Inc.	Operator of general acute care hospitals	First lien senior secured loan ($14,925 par due	7.00% (Libor + 5.75%/Q)	11/4/2011	14,925	14,925	(2)(21)

As of September 30, 2013

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		11/2018)
		First lien senior secured loan ($60,670 par due 11/2018)	7.00% (Libor + 5.75%/Q)	11/4/2011	60,647	60,670	(3)(21)
		Second lien senior secured loan ($85,000 par due 5/2019)	11.50% (Libor + 10.00%/Q)	11/4/2011	85,000	85,000	(2)(21)
					160,572	160,595
Reed Group, Ltd.	Medical disability management services provider	Equity interests		4/1/2010	—	—	(2)
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	First lien senior secured loan ($4,400 par due 7/2015)	11.00%	6/28/2012	4,383	4,400	(2)
		Warrants to purchase up to 99,094 shares of Series C preferred stock		6/28/2012	38	29	(2)
					4,421	4,429
Sage Products Holdings III, LLC	Patient infection control and preventive care solutions provider	Second lien senior secured loan ($75,000 par due 6/2020)	9.25% (Libor + 8.00%/Q)	12/13/2012	75,000	75,000	(2)(21)
Sorbent Therapeutics, Inc.	Orally-administered drug developer	First lien senior secured loan ($6,500 par due 9/2016)	10.25%	4/23/2013	6,500	6,500	(2)
		Warrant to purchase up to 727,272 shares of Series C preferred stock		4/23/2013	—	25	(2)
					6,500	6,525
Soteria Imaging Services, LLC (6)	Outpatient medical imaging provider	Second lien senior secured loan ($916 par due 11/2010)		4/1/2010	714	71	(20)
		Second lien senior secured loan ($1,309 par due 11/2010)		4/1/2010	1,095	101	(20)
		Preferred member units (1,823,179 units)		4/1/2010	—	—
					1,809	172
SurgiQuest, Inc.	Medical device company	First lien senior secured loan ($6,767 par due 10/2016)	10.00%	9/28/2012	6,596	6,767	(2)
		First lien senior secured loan ($2,000 par due 10/2017)	10.69%	9/28/2012	1,950	2,000	(2)
		Warrants to purchase up to 54,672 shares of Series D-4 convertible preferred stock		9/28/2012	—	—	(2)
					8,546	8,767
U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	First lien senior secured loan ($14,925 par due 12/2018)	6.50% (Libor + 5.50%/Q)	12/27/2012	14,925	14,925	(2)(21)
Young Innovations, Inc.	Dental supplies and equipment manufacturer	First lien senior secured loan ($30 par due 1/2019)	6.75% (Base Rate + 3.50%/Q)	1/31/2013	30	30	(3)(21)
		First lien senior secured loan ($20 par due 1/2019)	6.75% (Base Rate + 3.50%/Q)	1/31/2013	20	20	(4)(21)
		First lien senior secured loan ($20,576 par due 1/2019)	5.75% (Libor + 4.50%/M)	1/31/2013	20,576	20,576	(3)(21)
		First lien senior secured loan ($13,938 par due 1/2019)	5.75% (Libor + 4.50%/M)	1/31/2013	13,938	13,938	(4)(21)
					34,564	34,564
					1,124,986	1,128,962		25.70%
Business Services
Access CIG, LLC	Records and information management services provider	First lien senior secured loan ($992 par due 10/2017)	7.00% (Libor + 5.75%/Q)	10/5/2012	992	992	(2)(21)
BluePay Processing, Inc.	Technology-enabled payment processing solutions provider	First lien senior secured loan ($7,500 par due 8/2019)	5.00% (Libor + 4.00%/Q)	8/30/2013	7,500	7,500	(2)(21)
Cast & Crew Payroll, LLC and Centerstage Co-Investors, L.L.C. (6)	Payroll and accounting services provider to the entertainment industry	First lien senior secured loan ($18,360 par due 12/2017)	7.50% (Libor + 6.50%/Q)	12/24/2012	18,360	18,360	(2)(16)(21)
		First lien senior secured loan ($890 par due 12/2017)	8.75% (Base Rate + 5.50%/Q)	12/24/2012	890	890	(2)(16)(21)
		First lien senior secured loan ($45,900 par due 12/2017)	7.50% (Libor + 6.50%/Q)	12/24/2012	45,900	45,900	(3)(16)(21)
		First lien senior secured loan ($2,225 par due	8.75% (Base Rate + 5.50%/Q)	12/24/2012	2,225	2,225	(3)(16)(21)

As of September 30, 2013

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		12/2017)
		Class A membership units (2,500,000 units)		12/24/2012	2,500	2,748	(2)
		Class B membership units (2,500,000 units)		12/24/2012	2,500	2,748	(2)
					72,375	72,871
CIBT Investment Holdings, LLC	Expedited travel document processing services	Class A shares (2,500 shares)		12/15/2011	2,500	3,587	(2)
CitiPostal Inc. (7)	Document storage and management services	First lien senior secured revolving loan ($500 par due 12/2013)	6.50% (Libor + 4.50%/M)	4/1/2010	500	500	(2)(21)
		First lien senior secured loan ($53,623 par due 12/2013)	8.50% Cash, 5.50% PIK	4/1/2010	53,623	53,623	(2)
		Senior subordinated loan ($19,399 par due 12/2015)		4/1/2010	13,038	1,655	(2)(20)
		Common stock (37,024 shares)		4/1/2010	—	—
					67,161	55,778
Command Alkon, Inc.	Software solutions provider to the ready-mix concrete industry	Second lien senior secured loan ($39,130 par due 3/2018)	9.75% (Libor + 8.50%/Q)	9/28/2012	39,130	39,130	(2)(21)
Cornerstone Records Management, LLC	Physical records storage and management service provider	First lien senior secured loan ($16,397 par due 12/2015)	9.50% (Libor + 8.00%/Q)	8/12/2011	16,397	16,397	(2)(21)
Coverall North America, Inc.	Commercial janitorial services provider	Letter of credit facility		1/17/2013	—	—	(2)(25)
HCPro, Inc. and HCP Acquisition Holdings, LLC (7)	Healthcare compliance advisory services	Senior subordinated loan ($8,907 par due 8/2014)		3/5/2013	2,691	552	(2)(20)
		Class A units (14,293,110 units)		6/26/2008	12,793	—	(2)
					15,484	552
IfByPhone Inc.	Voice-based marketing automation software provider	First lien senior secured loan ($1,733 par due 11/2015)	11.00%	10/15/2012	1,678	1,733	(2)
		First lien senior secured loan ($933 par due 1/2016)	11.00%	10/15/2012	933	933	(2)
		Warrant to purchase up to 124,300 shares of Series C preferred stock		10/15/2012	88	71	(2)
					2,699	2,737
Impact Innovations Group, LLC	IT consulting and outsourcing services	Member interest (50.00% interest)		4/1/2010	—	200
Investor Group Services, LLC (6)	Business consulting for private equity and corporate clients	Limited liability company membership interest (8.5% interest)		6/22/2006	—	624
IronPlanet, Inc.	Online auction platform provider for used heavy equipment	First lien senior secured loan ($5,000 par due 7/2017)	9.25%	9/24/2013	4,687	4,800	(2)
		Warrant to purchase to up to 133,333 shares of Series C preferred stock		9/24/2013	214	214	(2)
					4,901	5,014
Itel Laboratories, Inc.	Data services provider for building materials to property insurance industry	Preferred units (1,798,391 units)		6/29/2012	1,000	1,052	(2)
Keynote Systems, Inc. and Hawaii Ultimate Parent Corp., Inc.	Web and mobile cloud performance testing and monitoring services provider	First lien senior secured loan ($175,000 par due 2/2020)	9.50% (Libor + 8.50%/S)	8/22/2013	175,000	175,000	(2)(21)
		Class A common stock (2,970 shares)		8/22/2013	2,970	2,970	(2)
		Class B common stock (1,956,522 shares)		8/22/2013	30	30	(2)
					178,000	178,000
Multi-Ad Services, Inc. (6)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	788	2,102
		Common units (1,725,280 units)		4/1/2010	—	—
					788	2,102
MVL Group, Inc. (7)	Marketing research provider	Senior subordinated loan ($37,467 par due 7/2012)		4/1/2010	34,636	6,952	(2)(20)
		Junior subordinated loan ($185 par due 7/2012)		4/1/2010	—	—	(2)(20)
		Common stock (560,716 shares)		4/1/2010	—	—	(2)
					34,636	6,952
NComputing, Inc.	Desktop virtualization hardware and software	First lien senior secured loan ($6,500 par due	10.50%	3/20/2013	6,500	6,500	(2)

As of September 30, 2013

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
	technology service provider	7/2016)
		Warrant to purchase up to 462,726 shares of Series C preferred stock		3/20/2013	—	6	(2)
					6,500	6,506
Pillar Processing LLC and PHL Investors, Inc. (6)	Mortgage services	First lien senior secured loan ($6,262 par due 11/2018)		7/31/2008	5,688	4,764	(2)(20)
		First lien senior secured loan ($7,375 par due 5/2019)		11/20/2007	5,862	—	(2)(20)
		Class A common stock (576 shares)		7/31/2012	3,768	—	(2)
					15,318	4,764
Powersport Auctioneer Holdings, LLC	Powersport vehicle auction operator	Common units (1,972 units)		3/2/2012	1,000	816	(2)
PSSI Holdings, LLC	Provider of mission-critical outsourced cleaning and sanitation services to the food processing industry	First lien senior secured loan ($1,000 par due 6/2018)	6.00% (Libor + 5.00%/Q)	8/7/2013	1,000	1,000	(2)(21)
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	141	(2)
Rainstor, Inc.	Database solutions provider	First lien senior secured loan ($3,000 par due 4/2016)	11.25%	3/28/2013	2,925	3,000	(2)
		Warrant to purchase up to 142,210 shares of Series C preferred stock		3/28/2013	88	70	(2)
					3,013	3,070
Strident Holding, Inc.	Recovery audit services provider to commercial and governmental healthcare payors	First lien senior secured loan ($7,639 par due 7/2018)	6.50% (Libor + 5.25%/Q)	7/26/2012	7,639	7,639	(2)(21)
		First lien senior secured loan ($9,603 par due 7/2018)	6.50% (Libor + 5.25%/Q)	7/26/2012	9,603	9,603	(4)(21)
					17,242	17,242
Summit Business Media Parent Holding Company LLC	Business media consulting services	Limited liability company membership interest (45.98% interest)		5/20/2011	—	1,489	(2)
TOA Technologies, Inc.	Cloud based, mobile workforce management applications provider	First lien senior secured loan ($12,892 par due 11/2016)	10.25%	10/31/2012	12,404	12,892	(2)
		Warrant to purchase up to 2,509,770 shares of Series D preferred stock		10/31/2012	605	1,032	(2)
					13,009	13,924
Tripwire, Inc.	IT security software provider	First lien senior secured loan ($104,950 par due 5/2018)	8.00% (Libor + 6.75%/Q)	5/23/2011	104,950	104,950	(2)(21)
		First lien senior secured loan ($49,875 par due 5/2018)	8.00% (Libor + 6.75%/Q)	5/23/2011	49,875	49,875	(3)(21)
		First lien senior secured loan ($9,975 par due 5/2018)	8.00% (Libor + 6.75%/Q)	5/23/2011	9,975	9,975	(4)(21)
		Class A common stock (2,970 shares)		5/23/2011	2,970	7,555	(2)
		Class B common stock (2,655,638 shares)		5/23/2011	30	76	(2)
					167,800	172,431
Venturehouse-Cibernet Investors, LLC	Financial settlement services for intercarrier wireless roaming	Equity interest		4/1/2010	—	—
VSS-Tranzact Holdings, LLC (6)	Management consulting services	Common membership interest (5.98% interest)		10/26/2007	10,204	3,479
X Plus Two Solutions, Inc. and X Plus One Solutions, Inc.	Provider of open and integrated software for digital marketing optimization	First lien senior secured revolving loan ($5,640 par due 9/2014)	8.50%	4/1/2013	5,640	5,640	(2)
		First lien senior secured loan ($7,000 par due 10/2016)	10.00%	4/1/2013	6,618	6,720	(2)
		Warrant to purchase up to 999,167 shares of Series C preferred stock		4/1/2013	284	284	(2)
					12,542	12,644
					691,441	630,994		14.37%

As of September 30, 2013

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Education
American Academy Holdings, LLC	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	First lien senior secured revolving loan ($4,850 par due 3/2019)	6.00% (Libor + 5.00%/Q)	3/18/2011	4,850	4,850	(2)(21)
		First lien senior secured loan ($59,236 par due 3/2019)	6.00% (Libor + 5.00%/Q)	3/18/2011	59,236	59,236	(3)(21)
		First lien senior secured loan ($4,651 par due 3/2019)	6.00% (Libor + 5.00%/Q)	3/18/2011	4,651	4,651	(4)(21)
					68,737	68,737
Campus Management Corp. and Campus Management Acquisition Corp. (6)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10,520	1,942	(2)
Community Education Centers, Inc.	Offender re-entry and in-prison treatment services provider	First lien senior secured loan ($14,643 par due 12/2014)	6.25% (Libor + 5.25%/Q)	12/10/2010	14,643	14,643	(2)(15)(21)
		Second lien senior secured loan ($34,706 par due 12/2015)	15.27% (Libor + 8.50% Cash, 6.50% PIK/Q)	12/10/2010	34,706	33,665	(2)
		Second lien senior secured loan ($10,475 par due 12/2015)	15.28% (Libor + 8.50% Cash, 6.50% PIK/Q)	12/10/2010	10,475	10,161	(2)
		Warrants to purchase up to 654,618 shares		12/10/2010	—	1,090	(2)
					59,824	59,559
ELC Acquisition Corp., ELC Holdings Corporation, and Excelligence Learning Corporation (6)	Developer, manufacturer and retailer of educational products	Preferred stock (99,492 shares)	12.00% PIK	8/1/2011	9,949	9,949	(2)
		Common stock (50,800 shares)		8/1/2011	—	2,307	(2)
					9,949	12,256
Infilaw Holding, LLC	Operator of for-profit law schools	First lien senior secured revolving loan		8/25/2011	—	—	(2)(23)
		First lien senior secured loan ($1 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	1	1	(2)(21)
		First lien senior secured loan ($18,943 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	18,943	18,943	(3)(21)
		Series A preferred units (124,890 units)	9.50% (Libor + 8.50%/Q)	8/25/2011	124,890	124,890	(2)(21)
		Series B preferred units (3.91 units)		10/19/2012	9,245	10,652	(2)
					153,079	154,486
Instituto de Banca y Comercio, Inc.	Private school operator	First lien senior secured loan ($39,760 par due 6/2015)	10.50% (Libor + 8.25%/Q)	4/24/2013	39,681	38,965	(3)(21)
		First lien senior secured loan ($14,887 par due 6/2015)	10.50% (Libor + 8.25%/Q)	4/24/2013	14,858	14,589	(4)(21)
		Series B preferred stock (1,750,000 shares)		8/5/2010	5,000	7,990	(2)
		Series C preferred stock (2,512,586 shares)		6/7/2010	689	—	(2)
		Common stock (20 shares)		6/7/2010	—	—	(2)
					60,228	61,544
Lakeland Tours, LLC	Educational travel provider	First lien senior secured revolving loan ($18,000 par due 12/2016)	5.25% (Libor + 4.25%/Q)	10/4/2011	18,000	18,000	(2)(21)(24)
		First lien senior secured loan ($27,000 par due 12/2016)	8.50% (Libor + 7.50%/Q)	10/4/2011	27,000	27,000	(2)(14)(21)
		First lien senior secured loan ($61,326 par due 12/2016)	8.50% (Libor + 7.50%/Q)	10/4/2011	61,244	61,326	(2)(14)(21)
		First lien senior secured loan ($3,968 par due 12/2016)	5.25% (Libor + 4.25%/Q)	10/4/2011	3,963	3,968	(2)(21)
		First lien senior secured loan ($40,362 par due 12/2016)	8.50% (Libor + 7.50%/Q)	10/4/2011	40,271	40,362	(3)(14)(21)
		First lien senior secured loan ($8,465 par due 12/2016)	5.25% (Libor + 4.25%/Q)	10/4/2011	8,446	8,465	(3)(21)
		Common stock (5,000 shares)		10/4/2011	5,000	5,336	(2)
					163,924	164,457
R3 Education, Inc. and EIC	Medical school operator	Preferred stock (8,800		7/30/2008	2,200	1,936	(2)

As of September 30, 2013

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Acquisitions Corp.		shares)
		Common membership interest (26.27% interest)		9/21/2007	15,800	30,205	(2)
		Warrants to purchase up to 27,890 shares		12/8/2009	—	—	(2)
					18,000	32,141
RuffaloCODY, LLC	Provider of student fundraising and enrollment management services	First lien senior secured loan ($30,693 par due 5/2019)	5.50% (Libor + 4.25%/Q)	5/29/2013	30,693	30,693	(2)(21)
					574,954	585,815		13.34%
Services-Other
Capital Investments and Ventures Corp.	SCUBA diver training and certification provider	First lien senior secured loan ($26,956 par due 8/2018)	7.00% (Libor + 5.75%/Q)	8/9/2012	26,956	26,956	(2)(21)
		First lien senior secured loan ($34,719 par due 8/2018)	7.00% (Libor + 5.75%/Q)	8/9/2012	34,719	34,719	(3)(21)
		First lien senior secured loan ($9,488 par due 8/2018)	7.00% (Libor + 5.75%/Q)	8/9/2012	9,488	9,488	(4)(21)
					71,163	71,163
Competitor Group, Inc. and Calera XVI, LLC	Endurance sports media and event operator	First lien senior secured revolving loan ($2,850 par due 11/2018)	10.00% (Base Rate + 6.75%/Q)	11/30/2012	2,850	2,565	(2)(21)
		First lien senior secured revolving loan ($900 par due 11/2018)	9.00% (Libor + 7.75%/Q)	11/30/2012	900	810	(2)(21)
		First lien senior secured loan ($24,379 par due 11/2018)	10.00% (Libor + 7.75% Cash, 1.00% PIK/Q)	11/30/2012	24,379	21,941	(2)(21)
		First lien senior secured loan ($29,851 par due 11/2018)	10.00% (Libor + 7.75% Cash, 1.00% PIK/Q)	11/30/2012	29,851	26,866	(3)(21)
		Membership units (2,500,000 units)		11/30/2012	2,510	658	(2)(9)
					60,490	52,840
ISS #2, LLC	Provider of repairs, refurbishments and services to the broader industrial end user markets	First lien senior secured loan ($14,962 par due 6/2018)	6.50% (Libor + 5.50%/Q)	6/5/2013	14,962	14,962	(2)(21)
		First lien senior secured loan ($44,887 par due 6/2018)	6.50% (Libor + 5.50%/Q)	6/5/2013	44,887	44,887	(3)(21)
					59,849	59,849
Massage Envy, LLC	Franchisor in the massage industry	First lien senior secured loan ($29,366 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	29,366	29,366	(2)(21)
		First lien senior secured loan ($49,609 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	49,609	49,609	(3)(21)
		Common stock (3,000,000 shares)		9/27/2012	3,000	3,421	(2)
					81,975	82,396
McKenzie Sports Products, LLC	Designer, manufacturer and distributor of taxidermy forms and supplies	First lien senior secured loan ($9,314 par due 3/2017)	6.00% (Libor + 4.75%/M)	3/30/2012	9,314	9,314	(4)(21)
		First lien senior secured loan ($11 par due 3/2017)	7.00% (Base Rate + 3.75%/M)	3/30/2012	11	11	(4)(21)
					9,325	9,325
Spin HoldCo Inc.	Laundry service and equipment provider	Second lien senior secured loan ($140,000 par due 5/2020)	9.00% (Libor + 7.75%/M)	5/14/2013	140,000	140,000	(2)(21)
The Dwyer Group (6)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($25,686 par due 6/2018)	12.00% Cash, 1.50% PIK	12/22/2010	25,686	25,686	(2)
		Series A preferred units (13,292,377 units)	8.00% PIK	12/22/2010	6,724	17,432	(2)
					32,410	43,118
Wash Multifamily Laundry Systems, LLC	Laundry service and equipment provider	Second lien senior secured loan ($78,000 par due 2/2020)	9.75% (Libor + 8.50%/Q)	2/21/2013	78,000	78,000	(2)(21)
					533,212	536,691		12.22%
Energy
Brush Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($91,770 par due 8/2020)	6.25% (Libor + 5.25%/Q)	8/1/2013	91,770	91,770	(2)(21)

As of September 30, 2013

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Centinela Funding, LLC	Solar power generation facility developer and operator	First lien senior secured loan ($56,000 par due 11/2020)	10.00% (Libor + 8.75%/Q)	11/14/2012	56,000	56,000	(2)(21)
Joule Unlimited Technologies, Inc. and Stichting Joule Global Foundation	Renewable fuel and chemical production developer	First lien senior secured loan ($7,500 par due 2/2017)	10.00%	7/25/2013	7,428	7,500	(2)(19)
		Warrant to purchase up to 32,051 shares of Series C-2 preferred stock		7/25/2013	—	34	(2)(8)
					7,428	7,534
La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Second lien senior secured loan ($68,000 par due 8/2018)	10.25% (Libor + 8.75%/M)	8/9/2011	67,021	67,320	(2)(21)
Panda Sherman Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($32,500 par due 9/2018)	9.00% (Libor + 7.50%/Q)	9/14/2012	32,500	32,500	(2)(21)
Panda Temple Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($60,000 par due 7/2018)	11.50% (Libor + 10.00%/Q)	7/17/2012	58,338	60,000	(2)(21)
Panda Temple Power II, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($20,000 par due 4/2019)	7.25% (Libor + 6.00%/Q)	4/3/2013	19,813	20,000	(2)(21)
Sunrun Solar Owner Holdco X, LLC	Residential solar energy provider	First lien senior secured loan ($60,000 par due 6/2019)	9.50% (Libor + 8.25%/Q)	6/7/2013	60,000	60,000	(2)(21)
					392,870	395,124		9.00%
Financial Services
AllBridge Financial, LLC (7)	Asset management services	Equity interests		4/1/2010	5,077	7,980
Callidus Capital Corporation (7)	Asset management services	Common stock (100 shares)		4/1/2010	3,000	1,725
Ciena Capital LLC (7)	Real estate and small business loan servicer	First lien senior secured revolving loan ($14,000 par due 12/2014)	6.00%	11/29/2010	14,000	14,000	(2)
		First lien senior secured loan ($28,000 par due 12/2016)	12.00%	11/29/2010	28,000	28,000	(2)
		Equity interests		11/29/2010	53,374	12,907	(2)
					95,374	54,907
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28,000 par due 5/2018)	12.75%	5/10/2012	28,000	28,000	(2)
Cook Inlet Alternative Risk, LLC	Risk management services	Senior subordinated loan ($2,000 par due 9/2015)	9.00%	9/30/2011	2,000	2,000	(2)
Gordian Acquisition Corp.	Financial services firm	Common stock (526 shares)		11/30/2012	—	—	(2)
Imperial Capital Group LLC	Investment services	Class A common units (7,710 units)		5/10/2007	14,997	19,280	(2)
		2006 Class B common units (2,526 units)		5/10/2007	3	5	(2)
		2007 Class B common units (315 units)		5/10/2007	—	1	(2)
					15,000	19,286
Ivy Hill Asset Management, L.P. (7)(9)	Asset management services	Member interest (100.00% interest)		6/15/2009	170,961	275,462
					319,412	389,360		8.86%
Restaurants and Food Services
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	First lien senior secured revolving loan ($1,018 par due 11/2014)	6.50% (Libor + 3.50%/Q)	11/27/2006	1,018	1,018	(2)(21)
		First lien senior secured loan ($9,104 par due 11/2015)	12.50% (Libor + 9.50%/Q)	11/27/2006	9,104	9,104	(2)(21)
		First lien senior secured loan ($10,919 par due 11/2015)	12.50% (Libor + 9.50%/Q)	11/27/2006	10,922	10,919	(3)(21)
		Promissory note ($21,240,073 par due 11/2016)	12.00% PIK	11/27/2006	17,804	21,195	(2)
		Warrants to purchase up to 0.61 shares		6/1/2006	—	1,411	(2)
					38,848	43,647
Benihana, Inc.	Restaurant owner and operator	First lien senior secured loan ($9,950 par due 2/2018)	6.75% (Libor + 5.50%/Q)	8/21/2012	9,950	9,950	(4)(21)
Hojeij Branded Foods, Inc.	Airport restaurant operator	First lien senior secured revolving loan ($2,350 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	2,350	2,350	(2)(21)(24)
		First lien senior secured loan ($25,600 par due 2/2017)	9.00% (Libor + 8.00%/S)	2/15/2012	25,112	25,600	(2)(21)
		Warrants to purchase up to		2/15/2012	—	276	(2)

As of September 30, 2013

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		7.5% of membership interest
		Warrants to purchase up to 324 shares of Class A common stock		2/15/2012	669	3,972	(2)
					28,131	32,198
Orion Foods, LLC (fka Hot Stuff Foods, LLC) (7)	Convenience food service retailer	First lien senior secured revolving loan ($8,000 par due 9/2014)	10.75% (Base Rate + 7.50%/M)	4/1/2010	8,000	8,000	(2)(21)
		First lien senior secured loan ($33,147 par due 9/2014)	10.00% (Libor + 8.50%/Q)	4/1/2010	33,147	33,147	(3)(21)
		Second lien senior secured loan ($37,552 par due 9/2014)		4/1/2010	19,752	21,822	(2)(20)
		Preferred units (10,000 units)		10/28/2010	—	—	(2)
		Class A common units (25,001 units)		4/1/2010	—	—	(2)
		Class B common units (1,122,452 units)		4/1/2010	—	—	(2)
					60,899	62,969
OTG Management, LLC	Airport restaurant operator	First lien senior secured loan ($30,500 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	30,500	30,500	(2)(21)
		Common units (3,000,000 units)		1/5/2011	3,000	1,804	(2)
		Warrants to purchase up to 7.73% of common units		6/19/2008	100	3,830	(2)
					33,600	36,134
Performance Food Group, Inc. and Wellspring Distribution Corp	Food service distributor	Second lien senior secured loan ($74,812 par due 11/2019)	6.25% (Libor + 5.25%/Q)	5/14/2013	74,456	74,812	(2)(21)
		Class A non-voting common stock (1,366,120 shares)		5/3/2008	6,303	6,408	(2)
					80,759	81,220
Restaurant Holding Company, LLC	Fast food restaurant operator	First lien senior secured loan ($60,417 par due 2/2017)	9.00% (Libor + 7.50%/M)	2/17/2012	59,535	60,417	(3)(21)
		First lien senior secured loan ($9,295 par due 2/2017)	9.00% (Libor + 7.50%/M)	2/17/2012	9,158	9,295	(4)(21)
					68,693	69,712
S.B. Restaurant Company	Restaurant owner and operator	Preferred stock (46,690 shares)		4/1/2010	—	—	(2)
		Warrants to purchase up to 257,429 shares of common stock		4/1/2010	—	—	(2)
					—	—
					320,880	335,830		7.65%
Containers-Packaging
ICSH, Inc.	Industrial container manufacturer, reconditioner and servicer	First lien senior secured revolving loan		8/31/2011	—	—	(2)(23)
		First lien senior secured loan ($25,997 par due 8/2016)	7.00% (Libor + 6.00%/Q)	8/31/2011	25,997	25,997	(2)(21)
		First lien senior secured loan ($36,814 par due 8/2016)	7.00% (Libor + 6.00%/Q)	8/31/2011	36,945	36,814	(2)(21)
		First lien senior secured loan ($61,679 par due 8/2016)	7.00% (Libor + 6.00%/Q)	8/31/2011	61,679	61,679	(3)(21)
		First lien senior secured loan ($14,757 par due 8/2016)	7.00% (Libor + 6.00%/Q)	8/31/2011	14,757	14,757	(4)(21)
					139,378	139,247
Microstar Logistics LLC, Microstar Global Asset Management LLC and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($165,000 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	165,000	165,000	(2)(21)
		Common stock (50,000 shares)		12/14/2012	5,000	6,242	(2)
					170,000	171,242
Pregis Corporation, Pregis Intellipack Corp. and Pregis Innovative Packaging Inc.	Provider of a broad range of highly-customized, tailored protective packaging solutions	First lien senior secured loan ($985 par due 3/2017)	7.75% (Libor + 6.25%/M)	4/25/2012	985	985	(2)(21)
					310,363	311,474		7.09%

As of September 30, 2013

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Consumer Products- Non-durable
Gilchrist & Soames, Inc.	Personal care manufacturer	First lien senior secured revolving loan ($8,700 par due 10/2013)	6.25% (Libor + 5.00%/M)	4/1/2010	8,700	8,700	(2)(21)
		First lien senior secured loan ($22,393 par due 10/2013)	13.44% Cash, 2.00% PIK	4/1/2010	22,389	21,722	(2)
					31,089	30,422
Implus Footcare, LLC	Provider of footwear and other accessories	Preferred stock (455 shares)	6.00% PIK	10/31/2011	5,095	5,095	(2)
		Common stock (455 shares)		10/31/2011	455	853	(2)
					5,550	5,948
Insight Pharmaceuticals Corporation (6)	OTC drug products manufacturer	Second lien senior secured loan ($19,310 par due 8/2017)	13.25% (Libor + 11.75%/Q)	8/26/2011	19,157	19,310	(2)(21)
		Class A common stock (155,000 shares)		8/26/2011	6,035	7,110	(2)
		Class B common stock (155,000 shares)		8/26/2011	6,035	7,110	(2)
					31,227	33,530
Matrixx Initiatives, Inc. and Wonder Holdings Acquisition Corp.	Developer and marketer of over-the-counter healthcare products	Warrants to purchase up to 1,489 shares of preferred stock		7/27/2011	—	1,121	(2)
		Warrants to purchase up to 1,654,678 shares of common stock		7/27/2011	—	1,144	(2)
					—	2,265
Oak Parent, Inc.	Manufacturer of athletic apparel	First lien senior secured loan ($5,624 par due 4/2018)	7.50% (Libor + 7.00%/Q)	4/2/2012	5,603	5,624	(2)(21)
		First lien senior secured loan ($33,386 par due 4/2018)	7.50% (Libor + 7.00%/Q)	4/2/2012	33,263	33,386	(3)(21)
		First lien senior secured loan ($8,906 par due 4/2018)	7.50% (Libor + 7.00%/Q)	4/2/2012	8,872	8,906	(4)(21)
					47,738	47,916
PG-ACP Co-Invest, LLC	Supplier of medical uniforms, specialized medical footwear and accessories	Class A membership units (1,000,0000 units)		8/29/2012	1,000	1,365	(2)
The Step2 Company, LLC	Toy manufacturer	Second lien senior secured loan ($25,600 par due 4/2015)	10.00%	4/1/2010	24,997	25,600	(2)
		Second lien senior secured loan ($32,450 par due 4/2015)	10.00%	4/1/2010	30,802	25,960	(2)
		Common units (1,116,879 units)		4/1/2010	24	—
		Warrants to purchase up to 3,157,895 units		4/1/2010	—	—
					55,823	51,560
The Thymes, LLC (7)	Cosmetic products manufacturer	Preferred units (6,283 units)	8.00% PIK	6/21/2007	5,206	4,753
		Common units (5,400 units)		6/21/2007	—	4,635
					5,206	9,388
Woodstream Corporation	Pet products manufacturer	First lien senior secured loan ($14,377 par due 8/2016)	6.00% (Libor + 5.00%/Q)	4/18/2012	14,377	14,377	(4)(21)
		Senior subordinated loan ($73,102 par due 2/2017)	11.00%	4/18/2012	70,351	72,371	(2)
		Senior subordinated loan ($6,898 par due 2/2017)	11.00%	4/18/2012	6,898	6,829	(2)
		Common stock (4,254 shares)		1/22/2010	1,222	2,294	(2)
				1/22/2010	92,848	95,871
					270,481	278,265		6.33%
Automotive Services
Driven Holdings, LLC	Automotive aftermarket car care franchisor	Preferred stock (247,500 units)		12/16/2011	2,475	2,797	(2)
		Common stock (25,000 units)		12/16/2011	25	308	(2)
					2,500	3,105
Eckler Industries, Inc.	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($1,600 par due 7/2017)	8.25% (Base Rate + 5.00%/Q)	7/12/2012	1,600	1,600	(2)(21)
		First lien senior secured loan ($8,220 par due	7.25% (Libor + 6.00%/Q)	7/12/2012	8,220	8,220	(2)(21)

As of September 30, 2013

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		7/2017)
		First lien senior secured loan ($40,807 par due 7/2017)	7.25% (Libor + 6.00%/Q)	7/12/2012	40,807	40,807	(3)(21)
		Series A preferred stock (1,800 shares)		7/12/2012	1,800	1,989	(2)
		Common stock (20,000 shares)		7/12/2012	200	261	(2)
					52,627	52,877
EcoMotors, Inc.	Engine developer	First lien senior secured loan ($5,000 par due 10/2016)	10.83%	12/28/2012	5,000	5,000	(2)
		First lien senior secured loan ($5,000 par due 7/2016)	10.13%	12/28/2012	4,878	5,000	(2)
		Warrant to purchase up to 321,888 shares of Series C preferred stock		12/28/2012	—	43	(2)
					9,878	10,043
Service King Paint & Body, LLC	Collision repair site operators	First lien senior secured loan ($117,850 par due 8/2017)	7.25% (Libor + 6.25%/Q)	8/20/2012	117,850	115,724	(2)(17)(21)
		First lien senior secured loan ($4,850 par due 8/2017)	4.50% (Libor + 3.50%/Q)	8/20/2012	4,850	5,270	(2)(21)
		First lien senior secured loan ($10,000 par due 8/2017)	7.25% (Libor + 6.25%/Q)	8/20/2012	10,000	10,866	(3)(17)(21)
		First lien senior secured loan ($9,699 par due 8/2017)	4.50% (Libor + 3.50%/Q)	8/20/2012	9,699	10,539	(4)(21)
		Membership interest		8/20/2012	5,000	6,528	(2)
					147,399	148,927
					212,404	214,952		4.89%
Manufacturing
Argotec, LLC	Thermoplastic polyurethane films	First lien senior secured revolving loan ($1,125 par due 5/2018)	7.00% (Base Rate + 3.75%/M)	5/31/2013	1,125	1,125	(2)(21)
		First lien senior secured loan ($10,862 par due 5/2019)	5.75% (Libor + 4.75%/S)	5/31/2013	10,862	10,862	(2)(21)
		First lien senior secured loan ($137 par due 5/2019)	5.75% (Libor + 4.75%/S)	5/31/2013	137	137	(2)(21)
					12,124	12,124
Cambrios Technologies Corporation	Nanotechnology-based solutions for electronic devices and computers	First lien senior secured loan ($3,485 par due 8/2015)	12.00%	8/7/2012	3,485	3,485	(2)
		Warrants to purchase up to 400,000 shares of Series D-4 convertible preferred stock		8/7/2012	—	6	(2)
					3,485	3,491
Component Hardware Group, Inc.	Commercial equipment	First lien senior secured loan ($25,766 par due 7/2019)	5.50% (Libor + 4.50%/M)	7/1/2013	25,766	25,766	(2)(21)
Lighting Science Group Corporation	Advanced lighting products	Letter of credit facility		9/20/2011	—	—	(2)(25)
MWI Holdings, Inc.	Engineered springs, fasteners, and other precision components	First lien senior secured loan ($38,274 par due 3/2019)	9.38% (Libor + 8.13%/Q)	6/15/2011	38,274	38,274	(2)(21)
		First lien senior secured loan ($10,000 par due 3/2019)	9.38% (Libor + 8.13%/Q)	6/15/2011	10,000	10,000	(4)(21)
					48,274	48,274
NetShape Technologies, Inc.	Metal precision engineered components	First lien senior secured revolving loan ($266 par due 12/2014)	7.50% (Libor + 6.50%/S)	4/1/2010	266	266	(2)(21)
Pelican Products, Inc.	Flashlights	First lien senior secured loan ($7,900 par due 7/2018)	7.00% (Libor + 5.50%/Q)	7/13/2012	7,900	7,900	(4)(21)
		Second lien senior secured loan ($32,000 par due 6/2019)	11.50% (Libor + 10.00%/Q)	7/13/2012	32,000	32,000	(2)(21)
					39,900	39,900
Protective Industries, Inc. (dba Caplugs)	Plastic protection products	First lien senior secured revolving loan		11/30/2012	—	—	(2)(23)
		Senior subordinated loan ($733 par due 5/2018)	8.00% Cash, 7.25% PIK	5/23/2011	733	733	(2)
		Preferred stock (2,379,361 shares)		5/23/2011	2,307	5,541	(2)
					3,040	6,274

As of September 30, 2013

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Saw Mill PCG Partners LLC	Metal precision engineered components manufacturer	Common units (1,000 units)		1/30/2007	1,000	—	(2)
SSH Environmental Industries, Inc. and SSH Non-Destructive Testing, Inc.	Magnetic sensors and supporting sensor products	First lien senior secured loan ($11,261 par due 12/2016)	9.00% (Libor + 7.50%/Q)	3/23/2012	11,098	11,261	(2)(21)
TPTM Merger Corp.	Time temperature indicator products	First lien senior secured revolving loan ($540 par due 9/2018)	7.50% (Base Rate + 4.25%/Q)	9/12/2013	540	540	(2)(21)
		First lien senior secured loan ($33,500 par due 9/2018)	6.25% (Libor + 5.25%/Q)	9/12/2013	33,500	33,500	(2)(21)
					34,040	34,040
					178,993	181,396		4.13%
Retail
Fulton Holdings Corp.	Airport retail operator	First lien senior secured loan ($43,000 par due 5/2018)	8.50%	5/10/2013	43,000	43,000	(2)(12)
		First lien senior secured loan ($40,000 par due 5/2018)	8.50%	5/28/2010	40,000	40,000	(3)(12)
		Common stock (19,672 shares)		5/28/2010	1,461	1,741	(2)
					84,461	84,741
Paper Source, Inc. and Pine Holdings, Inc.	Retailer of fine and artisanal papers, gifts, gift wrap, greeting cards and envelopes	First lien senior secured revolving loan ($333 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/23/2013	333	333	(2)(21)
		First lien senior secured loan ($25,000 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/23/2013	25,000	25,000	(2)(21)
		Class A Common Stock (36,364 shares)		9/23/2013	6,000	6,000	(2)
					31,333	31,333
Things Remembered Inc. and TRM Holdings Corporation	Personalized gifts retailer	First lien senior secured loan ($14,850 par due 5/2018)	8.00% (Libor + 6.50%/Q)	5/24/2012	14,850	14,850	(4)(21)
					130,644	130,924		2.98%
Aerospace and Defense
Cadence Aerospace, LLC (fka PRV Aerospace, LLC)	Aerospace precision components manufacturer	First lien senior secured loan ($1,127 par due 5/2018)	6.50% (Libor + 5.25%/Q)	5/15/2012	1,122	1,127	(2)(21)
		First lien senior secured loan ($8,396 par due 5/2018)	6.50% (Libor + 5.25%/Q)	5/15/2012	8,329	8,396	(4)(21)
		Second lien senior secured loan ($79,658 par due 5/2019)	10.50% (Libor + 9.25%/Q)	5/10/2012	79,658	79,658	(2)(21)
					89,109	89,181
ILC Industries, LLC	Designer and manufacturer of protective cases and technically advanced lighting systems	First lien senior secured loan ($4,796 par due 7/2018)	8.00% (Libor + 6.50%/Q)	7/13/2012	4,720	4,700	(2)(21)
		First lien senior secured loan ($19,427 par due 7/2018)	8.00% (Libor + 6.50%/Q)	7/13/2012	19,102	19,038	(4)(21)
					23,822	23,738
TurboCombuster Technology, Inc.	Manufacturer of complex fabrications for the commercial aerospace, military aerospace and industrial gas turbine markets	First lien senior secured loan ($4,987 par due 12/2017)	6.00% (Libor + 5.00%/Q)	1/31/2013	4,965	4,987	(4)(21)
Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	109	109	(2)
		Common stock (1,885,195 shares)		1/17/2008	2,291	1,807	(2)
					2,400	1,916
					120,296	119,822		2.73%
Consumer Products- Durable
Bushnell Inc.	Sports optics manufacturer	Second lien senior secured loan ($48,825 par due 2/2016)	9.00% (Libor + 7.50%/Q)	4/1/2010	44,951	48,825	(2)(21)
		Second lien senior secured loan ($43,675 par due 2/2016)	9.50% (Libor + 8.00%/Q)	4/30/2012	43,675	43,675	(2)(21)
					88,626	92,500
					88,626	92,500		2.11%

As of September 30, 2013

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Chemicals
K2 Pure Solutions Nocal, L.P.	Chemical producer	First lien senior secured revolving loan ($1,200 par due 8/2019)	8.13% (Libor + 7.13%/M)	8/19/2013	1,200	1,200	(2)(21)
		First lien senior secured loan ($90,000 par due 8/2019)	7.00% (Libor + 6.00%/M)	8/19/2013	90,000	90,000	(2)(21)
					91,200	91,200
					91,200	91,200		2.08%
Transportation
Eberle Design, Inc.	Provider of intelligent transportation systems products in the traffic and rail industries	First lien senior secured loan ($43,000 par due 8/2018)	7.50% (Libor + 6.25%/Q)	8/26/2013	42,794	43,000	(2)(21)
PODS Funding Corp.	Storage and warehousing	Junior subordinated loan ($41,064 par due 5/2017)	12.75% Cash, 2.75% PIK	11/29/2011	41,064	41,064	(2)
United Road Towing, Inc.	Towing company	Warrants to purchase up to 607 shares		4/1/2010	—	—	(2)
					83,858	84,064		1.91%
Printing, Publishing and Media
Batanga, Inc.	Independent digital media company	First lien senior secured loan ($5,359 par due 11/2016)	9.60%	10/31/2012	5,359	5,453	(2)(19)
		First lien senior secured loan ($4,500 par due 9/2017)	9.60%	10/31/2012	4,500	4,500	(2)(19)
					9,859	9,953
Earthcolor Group, LLC	Printing management services	Limited liability company interests (9.30%)		5/18/2012	—	—	(2)
National Print Group, Inc.	Printing management services	First lien senior secured revolving loan ($685 par due 10/2013)	9.00% (Libor + 6.00%/Q)	3/2/2006	685	685	(2)(21)(24)
		First lien senior secured revolving loan ($1,850 par due 10/2013)	9.00% (Base Rate + 5.00%/Q)	3/2/2006	1,850	1,850	(2)(21)(24)
		First lien senior secured loan ($6,540 par due 10/2013)	9.00% (Libor + 6.00%/Q)	3/2/2006	6,283	6,540	(2)(21)
		Preferred stock (9,344 shares)		3/2/2006	2,000	561	(2)
					10,818	9,636
The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	First lien senior secured loan ($20,995 par due 3/2017)	9.00% (Libor + 7.50%/Q)	9/29/2006	20,995	20,995	(2)(21)
		First lien senior secured loan ($9,751 par due 3/2017)	9.00% (Libor + 7.50%/Q)	9/29/2006	9,751	9,751	(4)(21)
		Preferred stock (10,663 shares)		9/29/2006	1,066	3,334	(2)
		Common stock (15,393 shares)		9/29/2006	3	8	(2)
					31,815	34,088
					52,492	53,677		1.22%
Environmental Services
AWTP, LLC (7)	Water treatment services	Second lien senior secured loan ($4,212 par due 6/2015)	10.00%	4/18/2011	4,212	4,212	(2)
		Second lien senior secured loan ($6,121 par due 6/2015)	15.00%	4/18/2011	6,121	6,121	(2)
		Membership interests (90% interest)		4/18/2011	—	7,905	(2)
					10,333	18,238
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	First lien senior secured loan ($1,500 par due 10/2016)	9.26%	3/28/2013	1,434	1,500	(2)
		Warrant to purchase 322,422 shares of Series D preferred stock		3/28/2013	—	6	(2)
					1,434	1,506
RE Community Holdings II, Inc.and Pegasus Community Energy, LLC.	Operator of municipal recycling facilities	Preferred stock (1,000 shares)		3/1/2011	8,839	800	(2)
Waste Pro USA, Inc	Waste management services	Preferred Class A common equity (611,615 shares)		11/9/2006	12,263	26,978	(2)
					32,869	47,522		1.08%
Commercial Real Estate Finance
10th Street, LLC (6)	Real estate holding company	Senior subordinated loan ($25,986 par due 11/2014)	8.93% Cash, 4.07% PIK	4/1/2010	25,987	25,987	(2)
		Member interest (10.00%		4/1/2010	594	7,251

As of September 30, 2013

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		interest)
		Option (25,000 units)		4/1/2010	25	25
					26,606	33,263
American Commercial Coatings, Inc.	Real estate property	Commercial mortgage loan ($2,417 par due 12/2025)	8.75% (Libor + 7.25%/Q)	4/1/2010	706	2,061	(2)(21)
Cleveland East Equity, LLC	Hotel operator	Real estate equity interests		4/1/2010	1,026	4,444
Commons R-3, LLC	Real estate developer	Real estate equity interests		4/1/2010	—	—
Crescent Hotels & Resorts, LLC and affiliates (7)	Hotel operator	Senior subordinated loan ($2,236 par due 9/2011)		4/1/2010	—	—	(2)(20)
		Senior subordinated loan ($2,092 par due 6/2017)		4/1/2010	—	—	(2)(20)
		Common equity interest		4/1/2010	—	—
					—	—
Hot Light Brands, Inc. (7)	Real estate holding company	First lien senior secured loan ($32,957 par due 2/2011)		4/1/2010	1,664	1,633	(2)(20)
		Common stock (93,500 shares)		4/1/2010	—	—	(2)
					1,664	1,633
NPH, Inc.	Hotel property	Real estate equity interests		4/1/2010	5,291	5,833
					35,293	47,234		1.08%
Oil and Gas
Geotrace Technologies, Inc.	Reservoir processing and development	Warrants to purchase up to 69,978 shares of common stock		4/1/2010	88	—	(2)
		Warrants to purchase up to 210,453 shares of preferred stock		4/1/2010	2,805	2,158	(2)
					2,893	2,158
UL Holding Co., LLC and Universal Lubricants, LLC (6)	Petroleum product manufacturer	Second lien senior secured loan ($9,926 par due 12/2014)		4/30/2012	9,786	7,269	(2)(20)
		Second lien senior secured loan ($5,144 par due 12/2014)		4/30/2012	5,089	3,767	(2)(20)
		Second lien senior secured loan ($44,434 par due 12/2014)		4/30/2012	43,434	32,537	(3)(20)
		Class A common units (151,236 units)		6/17/2011	1,512	—	(2)
		Class B-5 common units (599,200 units)		4/25/2008	5,472	—	(2)
		Class B-4 common units (50,000 units)		6/17/2011	500	—	(2)
		Class C common units (758,546 units)		4/25/2008	—	—	(2)
					65,793	43,573
					68,686	45,731		1.04%
Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	First lien senior secured loan ($34,000 par due 3/2019)	7.25% (Libor + 6.00%/M)	10/11/2007	34,000	34,000	(2)(13)(21)
CFW Co-Invest, L.P. and NCP Curves, L.P.	Health club franchisor	Limited partnership interest (4,152,165 shares)		7/31/2012	4,152	3,338	(2)
		Limited partnership interest (1,847,835 shares)		7/31/2012	1,848	1,486	(2)
					6,000	4,824
					40,000	38,824		0.88%
Telecommunications
American Broadband Communications, LLC, American Broadband Holding Company, Cameron Holdings of NC, Inc.	Broadband communication services	Warrants to purchase up to 378 shares		11/7/2007	—	4,982	(2)
		Warrants to purchase up to 200 shares		9/1/2010	—	2,636	(2)
					—	7,618
Quantance, Inc.	Designer of semiconductor products to the mobile wireless market	First lien senior secured loan ($3,500 par due 9/2016)	10.25%	8/23/2013	3,396	3,430	(2)
		Warrant to purchase up to 130,432 shares of Series D preferred stock		8/23/2013	74	74	(2)
					3,470	3,504
Startec Equity, LLC (7)	Communication services	Member interest		4/1/2010	—	—
					3,470	11,122		0.25%
Food and Beverage
Apple & Eve, LLC and US Juice Partners, LLC (6)	Juice manufacturer	Senior units (50,000 units)		10/5/2007	5,000	4,201
Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated loan ($2,750 par due 6/2015)	17.50% PIK	2/6/2008	2,750	2,750	(2)
		Preferred stock (6,258 shares)		9/1/2006	2,567	1,848	(2)
					5,317	4,598
Distant Lands Trading Co.	Coffee manufacturer	Class A common stock (1,294 shares)		4/1/2010	980	—	(2)
		Class A-1 common stock (2,157 shares)		4/1/2010	—	—	(2)
					980	—
					11,297	8,799		0.20%
Wholesale Distribution
BECO Holding Company, Inc.	Wholesale distributor of first response fire protection equipment and related parts	Common stock (25,000 shares)		7/30/2010	2,500	2,880	(2)
					2,500	2,880		0.07%
					$7,277,712	$7,385,285		168.14%

(1)                                 Other than Ares Capital Corporation’s (the “Company”) investments listed in footnote 7 below (subject to the limitations set forth therein), the Company does not “Control” any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company’s portfolio company investments, which as of September 30, 2013 represented 168% of the Company’s net assets or 95% of the Company’s total assets, are subject to legal restrictions on sales.

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

(6)                                 As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” of a portfolio company because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the nine months ended September 30, 2013 in which the issuer was an Affiliated company (but not a portfolio company that the Company “Controls”) are as follows:

					Capital
	Purchases	Redemptions	Sales	Interest	structuring	Dividend	Other	Net realized	Net unrealized
Company	(cost)	(cost)	(cost)	income	service fees	income	income	gains (losses)	gains (losses)
10th Street, LLC	$—	$—	$—	$2,508	$—	$—	$—	$—	$6,775
Apple & Eve, LLC and US Juice Partners, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$2,803
Campus Management Corp. and Campus Management Acquisition Corp	$—	$—	$—	$—	$—	$—	$—	$—	$(4,647)
Cast & Crew Payroll, LLC and Centerstage Co-Investors, L.L.C.	$—	$2,625	$30,000	$4,793	$—	$86	$129	$—	$495
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC	$—	$225	$—	$865	$—	$3	$—	$—	$2,727
The Dwyer Group	$—	$—	$—	$2,584	$—	$387	$—	$—	$3,083
ELC Acquisition Corp. and ELC Holdings Corporation	$—	$1,682	$—	$—	$—	$5,785	$—	$—	$(1,705)
Insight Pharmaceuticals Corporation	$—	$—	$—	$1,961	$—	$—	$—	$—	$(2,354)
Investor Group Services, LLC	$—	$—	$—	$—	$—	$160	$—	$106	$(87)
Multi-Ad Services, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$64
Pillar Processing LLC and PHL Holding Co.	$—	$1,820	$—	$—	$—	$—	$—	$46	$(971)
Soteria Imaging Services, LLC	$—	$240	$—	$—	$—	$—	$—	$55	$(429)
VSS-Tranzact Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(173)
UL Holding Co., LLC	$—	$295	$—	$3,037	$—	$—	$37	$1	$(15,326)

(7)                                 As defined in the Investment Company Act, the Company is deemed to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the nine months ended September 30, 2013 in which the issuer was both an Affiliated company and a portfolio company that the Company is deemed to Control are as follows:

					Capital
		Redemptions	Sales	Interest	structuring	Dividend	Other	Net realized	Net unrealized
Company	Purchases	(cost)	(cost)	income	service fees	income	income	gains (losses)	gains (losses)
AllBridge Financial, LLC	$—	$598	$—	$—	$—	$—	$—	$—	$764
AWTP, LLC	$—	$—	$—	$1,002	$—	$—	$75	$—	$3,325
Callidus Capital Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$7
Ciena Capital LLC	$—	$4,000	$—	$3,422	$—	$—	$—	$—	$(5,709)
Citipostal, Inc.	$500	$3,727	$—	$5,416	$—	$—	$24	$—	$99
Crescent Hotels & Resorts, LLC and affiliates	$—	$—	$—	$—	$—	$—	$—	$194	$—
HCI Equity, LLC	$—	$270	$—	$—	$—	$—	$—	$—	$173
HCP Acquisition Holdings, LLC	$6,696	$—	$3,559	$—	$—	$—	$—	$(809)	$(2,585)
Hot Light Brands, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$505
Ivy Hill Asset Management, L.P.	$—	$—	$—	$—	$—	$62,407	$—	$—	$(18,796)
MVL Group, Inc.	$—	$806	$—	$11	$—	$—	$—	$—	$1,622
Orion Foods, LLC	$1,200	$5,273	$—	$3,206	$—	$—	$606	$—	$7,957
Senior Secured Loan Fund LLC*	$405,686	$74,996	$—	$161,230	$25,807	$—	$17,036	$5,374	$(494)
The Thymes, LLC	$—	$—	$—	$—	$—	$304	$—	$—	$1,431

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

(12)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 6.00% on $12 million aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(13)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.00% on $18 million aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(14)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.25% on $61 million aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(15)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.13% on $18 million aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(16)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.00% on $29 million aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(17)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.75% on $71 million aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(18)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.13% on $55 million aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(19)                          The Company is entitled to receive a fixed fee upon the occurrence of certain events as defined in the credit agreement governing the Company’s debt investment in the portfolio company. The fair value of such fee is included in the fair value of the debt investment.

(20)                          Loan was on non-accrual status as of September 30, 2013.

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

(23)                          As of September 30, 2013, no amounts were funded by the Company under this first lien senior secured revolving loan, however, there were standby letters of credit issued and outstanding through a financial intermediary under the loan.  See Note 6 to the consolidated financial statements for further information on standby letters of credit commitments related to certain portfolio companies.

(24)                         As of September 30, 2013, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also standby letters of credit issued and outstanding through a financial intermediary under the loan.  See Note 6 to the consolidated financial statements for further information on standby letters of credit commitments related to certain portfolio companies.

(25)                          As of September 30, 2013, no amounts were funded by the Company under this letter of credit facility, however, there were standby letters of credit issued and outstanding through a financial intermediary under the letter of credit facility.  See Note 6 to the consolidated financial statements for further information on standby letters of credit commitments related to certain portfolio companies.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
AGILE Fund I, LLC(9)	Investment partnership	Member interest (0.50% interest)		4/1/2010	$124	$29	(2)
CIC Flex, LP(9)	Investment partnership	Limited partnership units (0.94 unit)		9/7/2007	2,302	3,570	(2)
Covestia Capital Partners, LP(9)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	1,059	1,135	(2)
Dynamic India Fund IV, LLC(9)	Investment company	Member interest (5.44% interest)		4/1/2010	4,822	3,104
HCI Equity, LLC(7)(8)(9)	Investment company	Member interest (100.00% interest)		4/1/2010	452	447
Imperial Capital Private Opportunities, LP(9)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	6,051	8,341	(2)
Partnership Capital Growth Fund I, L.P.(9)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	1,596	4,197	(2)
Partnership Capital Growth Fund III, L.P.(9)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	1,964	1,819	(2)
Piper Jaffray Merchant Banking Fund I, L.P.(9)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	286	259	(2)
Senior Secured Loan Fund LLC(7)(10)	Co-investment vehicle	Subordinated certificates ($1,244,969 par due 12/2022)	8.31% (Libor + 8.00%/Q)(21)	10/30/2009	1,237,887	1,263,644
		Membership interest (87.50% interest)		10/30/2009	—	—
					1,237,887	1,263,644
VSC Investors LLC(9)	Investment company	Membership interest (1.95% interest)		1/24/2008	387	854	(2)
					1,256,930	1,287,399		32.28%
Healthcare—Services
California Forensic Medical Group, Incorporated	Correctional facility healthcare operator	First lien senior secured revolving loan ($2,000 par due 11/2018)	10.25% (Base Rate + 7.00%/Q)	11/16/2012	2,000	2,000	(2)(20)(23)
		First lien senior secured loan ($54,182 par due 11/2018)	9.25% (Libor + 8.00%/Q)	11/16/2012	54,182	54,182	(2)(20)
					56,182	56,182
CCS Group Holdings, LLC	Correctional facility healthcare operator	Class A units (601,937 units)		8/19/2010	602	1,205	(2)
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings LLC(6)	Healthcare analysis services	First lien senior secured loan ($7,565 par due 3/2017)	7.75% (Libor + 6.50%/Q)	3/15/2011	7,565	7,263	(2)(20)
		First lien senior secured loan ($7,172 par due 3/2017)	7.75% (Libor + 6.50%/Q)	3/15/2011	7,172	6,885	(3)(20)
		Class A common stock (9,679 shares)		6/15/2007	4,000	4,772	(2)
		Class C common stock (1,546 shares)		6/15/2007	—	1,316	(2)
					18,737	20,236
INC Research, Inc.	Pharmaceutical and biotechnology consulting services	Common stock (1,410,000 shares)		9/27/2010	1,512	929	(2)
Intermedix Corporation	Revenue cycle management provider to the emergency healthcare industry	Second lien senior secured loan ($112,000 par due 6/2019)	10.25% (Libor + 9.00%/Q)	12/27/2012	112,000	112,000	(2)(20)
Magnacare Holdings, Inc., Magnacare Administrative Services, LLC, and Magnacare, LLC	Healthcare professional provider	First lien senior secured loan ($15,298 par due 3/2018)	9.75% (Libor + 8.75%/Q)	9/15/2010	15,298	15,298	(2)(20)
		First lien senior secured loan ($42,846 par due 3/2018)	9.75% (Libor + 8.75%/Q)	9/15/2010	42,846	42,846	(3)(20)
		First lien senior secured loan ($4,869 par due 3/2018)	9.75% (Libor + 8.75%/Q)	9/15/2010	4,869	4,869	(4)(20)
		First lien senior secured loan ($55,307 par due 3/2018)	9.75% (Libor + 8.75%/Q)	3/16/2012	55,307	55,307	(2)(20)
		First lien senior secured loan ($15,579 par due 3/2018)	9.75% (Libor + 8.75%/Q)	3/16/2012	15,579	15,579	(3)(20)
					133,899	133,899

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
MW Dental Holding Corp.	Dental services	First lien senior secured revolving loan ($3,000 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	3,000	3,000	(2)(20)
		First lien senior secured loan ($55,034 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	55,034	55,034	(2)(20)
		First lien senior secured loan ($49,253 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	49,253	49,253	(3)(20)
		First lien senior secured loan ($9,900 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	9,900	9,900	(4)(20)
					117,187	117,187
Napa Management Services Corporation	Anesthesia management services provider	First lien senior secured revolving loan ($5,250 par due 4/2016)	7.50% (Libor + 6.00%/M)	4/15/2011	5,250	5,250	(2)(20)
		First lien senior secured loan ($9,062 par due 4/2016)	7.50% (Libor + 6.00%/Q)	4/15/2011	8,984	9,062	(2)(20)
		First lien senior secured loan ($28,125 par due 4/2016)	7.50% (Libor + 6.00%/Q)	4/15/2011	28,125	28,125	(3)(20)
		Common units (5,000 units)		4/15/2011	5,000	6,169	(2)
					47,359	48,606
Netsmart Technologies, Inc. and NS Holdings, Inc.	Healthcare technology provider	First lien senior secured loan ($40,095 par due 12/2017)	7.25% (Libor + 6.00%/Q)	12/18/2012	40,095	40,095	(2)(17)(20)
		Common stock (2,500,000 shares)		6/21/2010	2,500	2,611	(2)
					42,595	42,706
OnCURE Medical Corp.	Radiation oncology care provider	Common stock (857,143 shares)		8/18/2006	3,000	—	(2)
Passport Health Communications, Inc., Passport Holding Corp. and Prism Holding Corp.	Healthcare technology provider	Series A preferred stock (1,594,457 shares)		7/30/2008	11,156	11,448	(2)
		Common stock (16,106 shares)		7/30/2008	100	—	(2)
					11,256	11,448
PG Mergersub, Inc. and PGA Holdings, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Second lien senior secured loan ($45,000 par due 10/2018)	8.25% (Libor + 7.00%/Q)	4/19/2012	45,000	45,000	(2)(20)
		Preferred stock (333 shares)		3/12/2008	125	14	(2)
		Common stock (16,667 shares)		3/12/2008	167	697	(2)
					45,292	45,711
RCHP, Inc.	Operator of general acute care hospitals	Second lien senior secured loan ($15,000 par due 5/2019)	11.50% (Libor + 10.00%/S)	11/4/2011	15,000	15,000	(2)(20)
		Second lien senior secured loan ($50,000 par due 5/2019)	11.50% (Libor + 10.00%/S)	11/4/2011	50,000	50,000	(3)(20)
					65,000	65,000
Reed Group, Ltd.	Medical disability management services provider	Equity interests		4/1/2010	—	435	(2)
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	First lien senior secured loan ($6,000 par due 7/2015)	11.00%	6/28/2012	5,968	6,000	(2)
		Warrants to purchase up to 99,094 shares of Series C preferred stock		6/28/2012	38	29	(2)
					6,006	6,029
Sage Products Holdings III, LLC	Patient infection control and preventive care solutions provider	Second lien senior secured loan ($75,000 par due 6/2020)	9.25% (Libor + 8.00%/Q)	12/13/2012	75,000	75,000	(2)(20)
Soteria Imaging Services, LLC(6)	Outpatient medical imaging provider	Second lien senior secured loan ($2,521 par due 11/2010)		4/1/2010	2,050	843	(2)(19)
		Preferred member units (1,823,179 units)		4/1/2010	—	—
					2,050	843
SurgiQuest, Inc.	Medical device manufacturer	First lien senior secured loan ($7,000 par due 10/2016)	10.00%	9/28/2012	6,801	7,000	(2)

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrants to purchase up to 54,672 shares of Series D-4 convertible preferred stock		9/28/2012	—	—	(2)
					6,801	7,000
U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	First lien senior secured loan ($15,000 par due 12/2018)	6.50% (Libor + 5.50%/Q)	12/27/2012	15,000	15,000	(2)(20)
Vantage Oncology, Inc.	Radiation oncology care provider	Common stock (62,157 shares)		2/3/2011	4,670	2,616	(2)
					764,148	762,032		19.11%
Education
American Academy Holdings, LLC	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	First lien senior secured loan ($541 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	541	541	(2)(20)
		First lien senior secured loan ($10,357 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	10,357	10,357	(2)(20)
		First lien senior secured loan ($60,904 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	60,904	60,904	(3)(20)
		First lien senior secured loan ($4,782 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	4,782	4,782	(4)(20)
					76,584	76,584
Campus Management Corp. and Campus Management Acquisition Corp.(6)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10,520	6,589	(2)
Community Education Centers, Inc.	Offender re-entry and in-prison treatment services provider	First lien senior secured loan ($15,000 par due 12/2014)	6.25% (Libor + 5.25%/Q)	12/10/2010	15,000	15,000	(2)(15)(20)
		First lien senior secured loan ($714 par due 12/2014)	7.50% (Base Rate + 4.25%/Q)	12/10/2010	714	714	(2)(15)(20)
		Second lien senior secured loan ($33,150 par due 12/2015)	15.33% (Libor + 8.50% Cash, 6.50% PIK/Q)	12/10/2010	33,150	29,837	(2)
		Second lien senior secured loan ($9,978 par due 12/2015)	15.31% (Libor + 8.50% Cash, 6.50% PIK/Q)	12/10/2010	9,978	8,980	(2)
		Warrants to purchase up to 654,618 shares		12/13/2010	—	—	(2)
					58,842	54,531
eInstruction Corporation	Developer, manufacturer and retailer of educational products	Second lien senior secured loan ($17,000 par due 7/2014)		4/1/2010	15,257	—	(2)(19)
		Senior subordinated loan ($31,997 par due 1/2015)		4/1/2010	24,151	—	(2)(19)
		Common stock (2,406 shares)		4/1/2010	926	—	(2)
					40,334	—
ELC Acquisition Corp., ELC Holdings Corporation, and Excelligence Learning Corporation(6)	Developer, manufacturer and retailer of educational products	Preferred stock (99,492 shares)	12.00% PIK	8/1/2011	10,492	11,766	(2)
		Common stock (50,800 shares)		8/1/2011	51	2,789	(2)
					10,543	14,555
Infilaw Holding, LLC	Operator of three for-profit law schools	First lien senior secured revolving loan	—	8/25/2011	—	—	(22)
		First lien senior secured loan ($1 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	1	1	(2)(20)
		First lien senior secured loan ($19,157 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	19,157	19,157	(3)(20)
		Series A preferred units (124,890 units)	9.50% (Libor + 8.50%/Q)	8/25/2011	124,890	124,890	(2)(20)
		Series B preferred stock (3.91 units)		10/19/2012	9,245	9,524	(2)
					153,293	153,572
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	Series B preferred stock (1,750,000 shares)		8/5/2010	5,000	7,143	(2)
		Series C preferred stock (2,512,586 shares)		6/7/2010	689	159	(2)
		Common stock (20 shares)		6/7/2010	—	—	(2)
					5,689	7,302

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Lakeland Tours, LLC	Educational travel provider	First lien senior secured revolving loan	—	10/4/2011	—	—	(22)
		First lien senior secured loan ($58,826 par due 12/2016)	9.25% (Libor + 8.25%/Q)	10/4/2011	58,670	58,826	(14)(20)
		First lien senior secured loan ($1,793 par due 12/2016)	5.25% (Libor + 4.25%/Q)	10/4/2011	1,789	1,793	(2)(20)
		First lien senior secured loan ($40,362 par due 12/2016)	9.25% (Libor + 8.25%/Q)	10/4/2011	40,255	40,362	(3)(14)(20)
		First lien senior secured loan ($8,967 par due 12/2016)	5.25% (Libor + 4.25%/Q)	10/4/2011	8,943	8,967	(3)(20)
		Common stock (5,000 shares)		10/4/2011	5,000	4,555	(2)
					114,657	114,503
R3 Education, Inc. and EIC Acquisitions Corp.	Medical school operator	Preferred stock (8,800 shares)		7/30/2008	2,200	1,936	(2)
		Common membership interest (26.27% interest)		9/21/2007	15,800	29,829	(2)
		Warrants to purchase up to 27,890 shares		12/8/2009	—	—	(2)
					18,000	31,765
					488,462	459,401		11.52%
Financial Services
AllBridge Financial, LLC(7)	Asset management services	Equity interests		4/1/2010	5,675	7,814
Callidus Capital Corporation(7)	Asset management services	Common stock (100 shares)		4/1/2010	3,000	1,718
Ciena Capital LLC(7)	Real estate and small business loan servicer	First lien senior secured revolving loan ($14,000 par due 12/2014)	6.00%	11/29/2010	14,000	14,000	(2)
		First lien senior secured loan ($32,000 par due 12/2016)	12.00%	11/29/2010	32,000	32,000	(2)
		Equity interests		11/29/2010	53,374	18,616	(2)
					99,374	64,616
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28,000 par due 5/2018)	12.75%	5/10/2012	28,000	28,000	(2)
Cook Inlet Alternative Risk, LLC	Risk management services	Senior subordinated loan ($2,750 par due 9/2015)	9.00%	9/30/2011	2,750	2,750	(2)
Financial Pacific Company	Commercial finance leasing	Preferred stock (6,500 shares)	8.00% PIK	10/13/2010	3,733	13,687
		Common stock (650,000 shares)		10/13/2010	—	—
					3,733	13,687
Gordian Acquisition Corporation	Financial services firm	Common stock (526 shares)		11/30/2012	—	—
Imperial Capital Group LLC	Investment services	Class A common units (7,710 units)		5/10/2007	14,997	18,954	(2)
		2006 Class B common units (2,526 units)		5/10/2007	3	4	(2)
		2007 Class B common units (315 units)		5/10/2007	—	1	(2)
					15,000	18,959
Ivy Hill Asset Management, L.P.(7)(9)	Asset management services	Member interest (100.00% interest)		6/15/2009	170,961	294,258
					328,493	431,802		10.83%
Restaurants and Food Services
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	First lien senior secured revolving loan ($1,468 par due 11/2013)	6.50% (Libor + 3.50%/Q)	11/27/2006	1,468	1,468	(2)(20)
		First lien senior secured revolving loan ($200 par due 11/2013)	6.50% (Base Rate + 2.50%/Q)	11/27/2006	200	200	(2)(20)
		First lien senior secured loan ($9,200 par due 11/2014)	12.50% (Libor + 9.50%/Q)	11/27/2006	9,200	9,200	(2)(20)
		First lien senior secured loan ($11,034 par due 11/2014)	12.50% (Libor + 9.50%/Q)	11/27/2006	11,037	11,034	(3)(20)
		Promissory note ($14,897,360 par due 11/2016)	12.00% PIK	11/27/2006	16,001	18,719	(2)
		Warrants to purchase up to 0.61 shares		6/1/2006	—	5,496	(2)
					37,906	46,117
Benihana, Inc.	Restaurant owner and	First lien senior secured	9.25%	8/21/2012	431	431	(2)(20)

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
	operator	revolving loan ($431 par due 8/2017)	(Libor + 8.00%/M)
		First lien senior secured loan ($21,769 par due 2/2018)	9.25% (Libor + 8.00%/Q)	8/21/2012	21,769	21,769	(2)(20)
		First lien senior secured loan ($10,000 par due 2/2018)	9.25% (Libor + 8.00%/Q)	8/21/2012	10,000	10,000	(4)(20)
					32,200	32,200
Hojeij Branded Foods, Inc.	Airport restaurant operator	First lien senior secured revolving loan ($1,900 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	1,900	1,900	(2)(20)(23)
		First lien senior secured loan ($22,600 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	22,025	22,600	(2)(20)
		Warrants to purchase up to 7.5% of membership interest		2/15/2012	—	132	(2)
		Warrants to purchase up to 324 shares of Class A common stock		2/15/2012	669	1,899	(2)
					24,594	26,531
Orion Foods, LLC (fka Hot Stuff Foods, LLC)(7)	Convenience food service retailer	First lien senior secured revolving loan ($7,800 par due 9/2014)	10.75% (Base Rate + 7.50%/M)	4/1/2010	7,800	7,800	(2)(20)
		First lien senior secured loan ($33,477 par due 9/2014)	10.00% (Libor + 8.50%/Q)	4/1/2010	33,477	33,477	(3)(20)
		Second lien senior secured loan ($37,552 par due 9/2014)		4/1/2010	23,695	17,807	(2)(19)
		Preferred units (10,000 units)		10/28/2010	—	—	(2)
		Class A common units (25,001 units)		4/1/2010	—	—	(2)
		Class B common units (1,122,452 units)		4/1/2010	—	—	(2)
					64,972	59,084
OTG Management, LLC	Airport restaurant operator	First lien senior secured loan ($25,000 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	25,000	25,000	(2)(20)
		Common units (3,000,000 units)		1/5/2011	3,000	2,042	(2)
		Warrants to purchase up to 7.73% of common units		6/19/2008	100	4,334	(2)
					28,100	31,376
Performance Food Group, Inc. and Wellspring Distribution Corp.	Food service distributor	Second lien senior secured loan ($50,000 par due 5/2015)	11.00%	5/30/2012	50,000	50,000	(2)
		Second lien senior secured loan ($50,250 par due 5/2015)	11.00%	5/23/2008	49,529	50,250	(2)
		Second lien senior secured loan ($50,000 par due 5/2015)	11.00%	5/23/2008	49,705	50,000	(3)
		Class A non-voting common stock (1,366,120 shares)		5/3/2008	7,500	6,732	(2)
					156,734	156,982
Restaurant Holding Company, LLC	Fast food restaurant operator	First lien senior secured loan ($61,333 par due 2/2017)	9.00% (Libor + 7.50%/M)	2/17/2012	60,280	61,333	(3)(20)
		First lien senior secured loan ($9,436 par due 2/2017)	9.00% (Libor + 7.50%/M)	2/17/2012	9,272	9,436	(4)(20)
					69,552	70,769
S.B. Restaurant Company	Restaurant owner and operator	Preferred stock (46,690 shares)		4/1/2010	—	—	(2)
		Warrants to purchase up to 257,429 shares of common stock		4/1/2010	—	—	(2)
					—	—
					414,058	423,059		10.61%
Services—Other
Capital Investments and Ventures Corp.	SCUBA diver training and certification provider	First lien senior secured loan ($64,837 par due 8/2018)	8.50% (Libor + 7.25%/Q)	8/9/2012	64,837	64,837	(2)(20)
		First lien senior secured loan ($9,975 par due 8/2018)	8.50% (Libor + 7.25%/Q)	8/9/2012	9,975	9,975	(4)(20)
					74,812	74,812

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Competitor Group, Inc. and Calera XVI, LLC	Endurance sports media and event operator	First lien senior secured revolving loan ($2,850 par due 11/2018)	10.00% (Base Rate + 6.75%/Q)	11/30/2012	2,850	2,850	(2)(20)
		First lien senior secured revolving loan ($900 par due 11/2018)	9.00% (Libor + 7.75%/Q)	11/30/2012	900	900	(2)(20)
		First lien senior secured loan ($54,500 par due 11/2018)	9.00% (Libor + 7.75%/Q)	11/30/2012	54,500	54,500	(2)(20)
		Membership units (2,500,000 units)		11/30/2012	2,500	2,500	(2)(9)
					60,750	60,750
Massage Envy, LLC	Franchiser in the massage industry	First lien senior secured loan ($80,494 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	80,494	80,494	(2)(20)
		Common stock (3,000,000 shares)		9/27/2012	3,000	3,000	(2)
					83,494	83,494
McKenzie Sports Products, LLC	Designer, manufacturer and distributor of taxidermy forms and supplies	First lien senior secured loan ($11,833 par due 3/2017)	7.00% (Libor + 5.50%/M)	3/30/2012	11,833	11,833	(2)(20)
		First lien senior secured loan ($28 par due 3/2017)	7.75% (Base Rate + 4.50%/M)	3/30/2012	28	28	(2)(20)
		First lien senior secured loan ($9,902 par due 3/2017)	7.00% (Libor + 5.50%/M)	3/30/2012	9,902	9,902	(4)(20)
		First lien senior secured loan ($23 par due 3/2017)	7.75% (Base Rate + 4.50%/M)	3/30/2012	23	23	(4)(20)
					21,786	21,786
The Dwyer Group(6)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($25,400 par due 6/2018)	12.00% Cash, 1.50% PIK	12/22/2010	25,400	25,400	(2)
		Series A preferred units (13,292,377 units)	8.00% PIK	12/22/2010	6,337	13,962	(2)
					31,737	39,362
Wash Multifamily Laundry Systems, LLC (fka Web Services Company, LLC)	Laundry service and equipment provider	First lien senior secured loan ($27,172 par due 8/2014)	7.00% (Base Rate + 3.75%/Q)	6/26/2012	27,091	27,172	(2)(20)
		Second lien senior secured loan ($40,000 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	40,000	40,000	(2)(20)
		Second lien senior secured loan ($50,000 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	50,000	50,000	(3)(20)
					117,091	117,172
					389,670	397,376		9.96%
Business Services
Access CIG, LLC	Records and information management services provider	First lien senior secured loan ($1,000 par due 10/2017)	7.00% (Libor + 5.75%/Q)	10/5/2012	1,000	1,000	(2)(20)
Cast & Crew Payroll, LLC and Centerstage Co-Investors, L.L.C.(6)	Payroll and accounting services provider to the entertainment industry	First lien senior secured loan ($100,000 par due 12/2017)	7.50% (Libor + 6.50%/Q)	12/24/2012	100,000	100,000	(2)(20)
		Class A membership units (2,500,000 units)		12/24/2012	2,500	2,500	(2)
		Class B membership units (2,500,000 units)		12/24/2012	2,500	2,500	(2)
					105,000	105,000
CIBT Investment Holdings, LLC	Expedited travel document processing services	Class A shares (2,500 shares)		12/15/2011	2,500	3,543	(2)
CitiPostal Inc.(7)	Document storage and management services	First lien senior secured revolving loan ($1,000 par due 12/2013)	6.75% (Base Rate + 3.25%/Q)	4/1/2010	1,000	1,000	(2)(20)
		First lien senior secured loan ($523 par due 12/2013)	8.50% Cash, 5.50% PIK	4/1/2010	523	523	(2)
		First lien senior secured loan ($53,561 par due 12/2013)	8.50% Cash, 5.50% PIK	4/1/2010	53,561	53,561	(3)
		Senior subordinated loan ($17,224 par due 12/2015)		4/1/2010	13,038	1,556	(2)(19)
		Common stock (37,024 shares)		4/1/2010	—	—
					68,122	56,640

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Command Alkon, Inc.	Software solutions provider to the ready-mix concrete industry	Second lien senior secured loan ($39,130 par due 3/2018)	9.75% (Libor + 8.50%/Q)	9/28/2012	39,130	39,130	(2)(20)
Cornerstone Records Management, LLC	Physical records storage and management service provider	First lien senior secured loan ($18,460 par due 8/2016)	10.50% (Libor + 9.00%/Q)	8/12/2011	18,460	17,722	(2)(20)
HCP Acquisition Holdings, LLC(7)	Healthcare compliance advisory services	Class A units (12,287,082 units)		6/26/2008	12,347	—	(2)
IfByPhone Inc.	Voice-based marketing automation software provider	First lien senior secured loan ($2,000 par due 11/2015)	11.00%	10/15/2012	1,917	2,000	(2)
		First lien senior secured loan ($1,000 par due 1/2016)	11.00%	10/15/2012	1,000	1,000	(2)
		Warrant to purchase up to 124,300 shares of Series C preferred stock		10/15/2012	88	88	(2)
					3,005	3,088
Impact Innovations Group, LLC	IT consulting and outsourcing services	Member interest (50.00% interest)		4/1/2010	—	200
Investor Group Services, LLC(6)	Business consulting for private equity and corporate clients	Limited liability company membership interest (10.00% interest)		6/22/2006	—	711
Itel Laboratories, Inc.	Data services provider for building materials to property insurance industry	First lien senior secured loan ($12,263 par due 6/2018)	6.25% (Libor + 5.00%/Q)	6/29/2012	12,263	12,263	(2)(20)
		Preferred units (1,798,391 units)		6/29/2012	1,000	1,093	(2)
					13,263	13,356
Multi-Ad Services, Inc.(6)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	788	2,037
		Common units (1,725,280 units)		4/1/2010	—	—
					788	2,037
MVL Group, Inc.(7)	Marketing research provider	First lien senior secured revolving loan ($806 par due 6/2012)	4.94% (Libor + 4.50%/Q)	6/28/2012	806	806	(2)
		Senior subordinated loan ($36,766 par due 7/2012)		4/1/2010	34,636	5,330	(2)(19)
		Junior subordinated loan ($185 par due 7/2012)		4/1/2010	—	—	(2)(19)
		Common stock (560,716 shares)		4/1/2010	—	—	(2)
					35,442	6,136
Performant Financial Corporation	Collections services	Common stock (772,130 shares)		4/1/2010	1,191	7,799	(2)
		Common stock (207,912 shares)		2/5/2005	241	2,100	(2)
					1,432	9,899
Pillar Processing LLC and PHL Holding Co.(6)	Mortgage services	First lien senior secured loan ($7,033 par due 11/2018)		7/31/2008	6,709	7,033	(2)(19)
		First lien senior secured loan ($7,375 par due 5/2019)		11/20/2007	6,661	522	(2)(19)
		Class A common stock (576 shares)		7/31/2012	3,768	—	(2)
					17,138	7,555
Powersport Auctioneer Holdings, LLC	Powersport vehicle auction operator	Common units (1,972 units)		3/2/2012	1,000	736	(2)
Prommis Holdings, LLC	Bankruptcy and foreclosure processing services	Class B common units (1,727 units)		6/12/2012	—	—	(2)
Promo Works, LLC	Marketing services	First lien senior secured loan ($8,655 par due 12/2013)		4/1/2010	3,249	2,042	(2)(19)
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	137	(2)
Strident Holding, Inc.	Recovery audit services provider to commercial and governmental healthcare payors	First lien senior secured loan ($7,935 par due 7/2018)	6.50% (Libor + 5.25%/Q)	7/26/2012	7,935	7,935	(2)(20)
		First lien senior secured loan ($9,975 par due 7/2018)	6.50% (Libor + 5.25%/Q)	7/26/2012	9,975	9,975	(4)(20)
					17,910	17,910
Summit Business Media Parent Holding Company LLC	Business media consulting services	Limited liability company membership interest		5/20/2011	—	873	(2)

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		(45.98% interest)
TOA Technologies, Inc.	Cloud based, mobile workforce management applications provider	First lien senior secured loan ($13,000 par due 10/2016)	10.25%	10/31/2012	12,415	12,480	(2)
		Warrant to purchase up to 2,509,770 shares of Series D preferred stock		10/31/2012	605	617	(2)
					13,020	13,097
Tradesmen International, Inc.	Construction labor support	Warrants to purchase up to 771,036 shares		4/1/2010	—	10,150
Tripwire, Inc.	IT security software provider	First lien senior secured loan ($50,000 par due 5/2018)	6.00% (Libor + 4.75%/Q)	5/23/2011	50,000	50,000	(3)(20)
		First lien senior secured loan ($10,000 par due 5/2018)	6.00% (Libor + 4.75%/Q)	5/23/2011	10,000	10,000	(4)(20)
		Class A common stock (2,970 shares)		5/23/2011	2,970	6,941	(2)
		Class B common stock (2,655,638 shares)		5/23/2011	30	70	(2)
					63,000	67,011
Venturehouse-Cibernet Investors, LLC	Financial settlement services for intercarrier wireless roaming	Equity interest		4/1/2010	—	—	(2)
VSS-Tranzact Holdings, LLC(6)	Management consulting services	Common membership interest (5.98% interest)		10/26/2007	10,204	3,652
					426,260	381,625		9.57%
Containers—Packaging
ICSH, Inc.	Industrial container manufacturer, reconditioner and servicer	First lien senior secured revolving loan	—	8/31/2011	—	—	(22)
		First lien senior secured loan ($22,569 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	22,569	22,569	(2)(20)
		First lien senior secured loan ($3,750 par due 8/2016)	9.25% (Base Rate + 6.00%/Q)	8/31/2011	3,750	3,750	(2)(20)
		First lien senior secured loan ($24,217 par due 8/2016)	8.04% (Libor + 7.00%/Q)	8/31/2011	24,217	24,217	(2)(20)
		First lien senior secured loan ($67,961 par due 8/2016)	8.04% (Libor + 7.00%/Q)	8/31/2011	67,961	67,961	(3)(20)
		First lien senior secured loan ($353 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	353	353	(3)(20)
		First lien senior secured loan ($14,795 par due 8/2016)	8.04% (Libor + 7.00%/Q)	8/31/2011	14,795	14,795	(4)(20)
		First lien senior secured loan ($77 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	77	77	(4)(20)
					133,722	133,722
Microstar Logistics LLC, Microstar Global Asset Management LLC and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($165,000 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	165,000	165,000	(2)(20)
		Common Stock (50,000 shares)		12/14/2012	5,000	5,000	(2)
					170,000	170,000
Pregis Corporation, Pregis Intellipack Corp. and Pregis Innovative Packaging Inc.	Provider of highly-customized, tailored protective packaging solutions	First lien senior secured loan ($3 par due 3/2017)	8.50% (Base Rate + 5.25%/Q)	4/25/2012	3	3	(2)(20)
		First lien senior secured loan ($992 par due 3/2017)	7.75% (Libor + 6.25%/Q)	4/25/2012	992	992	(2)(20)
					995	995
					304,717	304,717		7.64%
Consumer Products—Non-durable
Gilchrist & Soames, Inc.	Personal care manufacturer	First lien senior secured revolving loan ($9,200 par due 10/2013)	6.25% (Libor + 5.00%/M)	4/1/2010	9,200	9,200	(2)(20)
		First lien senior secured loan ($21,941 par due 10/2013)	13.44%	4/1/2010	21,710	20,847	(2)
					30,910	30,047
Implus Footcare, LLC	Provider of footwear and other accessories	Preferred stock (455 shares)	6.00% PIK	10/31/2011	4,873	4,873	(2)
		Common stock (455 shares)		10/31/2011	455	196	(2)
					5,328	5,069

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Insight Pharmaceuticals Corporation(6)	OTC drug products manufacturer	Second lien senior secured loan ($19,310 par due 8/2017)	13.25% (Libor + 11.75%/Q)	8/26/2011	19,136	19,310	(3)(20)
		Class A common stock (155,000 shares)		8/26/2011	6,035	8,277	(2)
		Class B common stock (155,000 shares)		8/26/2011	6,035	8,277	(2)
					31,206	35,864
Matrixx Initiatives, Inc. and Wonder Holdings Acquisition Corp.	Developer and marketer of over-the-counter healthcare products	First lien senior secured revolving loan ($9,500 par due 6/2016)	13.00% (Libor + 12.00%/M)	6/30/2011	9,500	8,550	(2)(20)
		First lien senior secured loan ($38,781 par due 6/2016)	13.00% (Libor + 12.00%/Q)	6/30/2011	38,581	34,903	(3)(20)
		Warrants to purchase up to 1,654,678 shares of common stock		7/27/2011	—	—	(2)
		Warrants to purchase up to 1,489 shares of preferred stock		7/27/2011	—	—	(2)
					48,081	43,453
Oak Parent, Inc.	Manufacturer of athletic apparel	First lien senior secured loan ($41,299 par due 4/2018)	8.00% (Libor + 7.00%/Q)	4/2/2012	41,125	41,299	(2)(20)
		First lien senior secured loan ($9,428 par due 4/2018)	8.00% (Libor + 7.00%/Q)	4/2/2012	9,388	9,428	(4)(20)
					50,513	50,727
PG-ACP Co-Invest, LLC	Supplier of medical uniforms, specialized medical footwear and accessories	Class A membership units (1,000,0000 units)		8/29/2012	1,000	1,293	(2)
The Step2 Company, LLC	Toy manufacturer	Second lien senior secured loan ($27,000 par due 4/2015)	10.00%	4/1/2010	26,092	27,000	(2)
		Second lien senior secured loan ($32,814 par due 4/2015)	10.00% Cash, 6.00% PIK	4/1/2010	31,859	28,876	(2)
		Common units (1,116,879 units)		4/1/2010	24	94
		Warrants to purchase up to 3,157,895 units		4/1/2010	—	269
					57,975	56,239
The Thymes, LLC(7)	Cosmetic products manufacturer	Preferred units (6,283 units)	8.00% PIK	6/21/2007	5,631	5,244
		Common units (5,400 units)		6/21/2007	—	3,138
					5,631	8,382
Woodstream Corporation	Pet products manufacturer	First lien senior secured loan ($3,000 par due 8/2014)	6.50% (Libor + 5.00%/Q)	4/18/2012	3,000	3,000	(2)(20)
		First lien senior secured loan ($15,000 par due 8/2014)	6.50% (Libor + 5.00%/Q)	4/18/2012	15,000	15,000	(4)(20)
		Senior subordinated loan ($45,000 par due 2/2015)	12.00%	1/22/2010	41,637	45,000	(2)
		Common stock (4,254 shares)		1/22/2010	1,222	2,999	(2)
					60,859	65,999
					291,503	297,073		7.45%
Energy
Centinela Funding, LLC	Solar power generation facility developer and operator	First lien senior secured loan ($45,000 par due 11/2020)	10.00% (Libor + 8.75%/Q)	11/14/2012	45,000	45,000	(2)(20)
EquiPower Resources Holdings, LLC	Gas-fired power generation facilities operator	Second lien senior secured loan ($22,500 par due 6/2019)	10.00% (Libor + 8.50%/Q)	6/27/2012	22,073	22,500	(2)(20)
La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Second lien senior secured loan ($59,000 par due 8/2018)	10.25% (Libor + 8.75%/Q)	8/9/2011	57,908	56,640	(2)(20)
Panda Sherman Power, LLC	Developer and operator of a gas turbine power plant	First lien senior secured loan ($32,500 par due 9/2018)	9.00% (Libor + 7.50%/Q)	9/14/2012	32,500	32,500	(2)(20)
Panda Temple Power, LLC	Developer and operator of a gas turbine power plant	First lien senior secured loan ($60,000 par due 7/2018)	11.50% (Libor + 10.00%/Q)	7/17/2012	58,157	60,000	(2)(20)
					215,638	216,640		5.43%
Automotive Services
Driven Holdings, LLC	Automotive aftermarket car care franchisor	Preferred stock (247,500 units)		12/16/2011	2,475	2,688	(2)

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Common stock (25,000 units)		12/16/2011	25	137	(2)
					2,500	2,825
Eckler Industries, Inc.	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($1,300 par due 7/2017)	8.25% (Base Rate + 5.00%/M)	7/12/2012	1,300	1,300	(2)(20)
		First lien senior secured loan ($52,071 par due 7/2017)	7.25% (Libor + 6.00%/M)	7/12/2012	52,071	52,071	(2)(20)
		Series A preferred stock (1,800 shares)		7/12/2012	1,800	1,871	(2)
		Common stock (20,000 shares)		7/12/2012	200	200	(2)
					55,371	55,442
EcoMotors, Inc.	Engine developer	First lien senior secured loan ($5,000 par due 7/2016)	10.13%	12/28/2012	4,850	5,000	(2)
		Warrant to purchase up to 321,888 shares of Series C Preferred Stock		12/28/2012	—	84	(2)
					4,850	5,084
Service King Paint & Body, LLC	Collision repair site operators	First lien senior secured loan ($122,850 par due 8/2017)	8.50% (Libor + 7.25%/Q)	8/20/2012	122,850	122,850	(2)(16)(20)
		First lien senior secured loan ($9,925 par due 8/2017)	5.50% (Libor + 4.25%/Q)	8/20/2012	9,925	9,925	(2)(20)
		Membership interest		8/20/2012	5,000	6,684	(2)
					137,775	139,459
					200,496	202,810		5.09%
Manufacturing
Cambrios Technologies Corporation	Nanotechnology-based solutions for electronic devices and computers	First lien senior secured loan ($4,848 par due 8/2015)	12.00%	8/7/2012	4,848	4,848	(2)
		Warrants to purchase up to 400,000 shares of Series D-4 convertible preferred stock		8/2/2012	—	8	(2)
					4,848	4,856
Component Hardware Group, Inc.	Commercial equipment	Second lien senior secured loan ($3,202 par due 12/2014)	7.00% Cash, 3.00% PIK	8/4/2010	3,202	3,202	(2)
		Senior subordinated loan ($11,142 par due 12/2014)	7.50% Cash, 5.00% PIK	4/1/2010	8,343	11,142	(2)
		Warrants to purchase up to 1,462,500 shares of common stock		8/4/2010	—	7,322	(2)
					11,545	21,666
Lighting Science Group Corporation	Advanced lighting products	Letter of credit facility	—	9/20/2011	—	—	(24)
MWI Holdings, Inc.	Provider of engineered springs, fasteners, and other precision components	First lien senior secured loan ($38,274 par due 6/2017)	10.00% (Libor + 8.00%/Q)	6/15/2011	38,274	38,274	(2)(20)
		First lien senior secured loan ($10,000 par due 6/2017)	10.00% (Libor + 8.00%/Q)	6/15/2011	10,000	10,000	(4)(20)
					48,274	48,274
NetShape Technologies, Inc.	Metal precision engineered components	First lien senior secured revolving loan ($415 par due 2/2013)	3.96% (Libor + 3.75%/M)	4/1/2010	415	373	(2)
Pelican Products, Inc.	Flashlights	First lien senior secured loan ($7,960 par due 7/2018)	7.00% (Libor + 5.50%/Q)	7/13/2012	7,960	7,960	(4)(20)
		Second lien senior secured loan ($32,000 par due 6/2019)	11.50% (Libor + 10.00%/Q)	7/13/2012	32,000	32,000	(2)(20)
					39,960	39,960
Protective Industries, Inc. dba Caplugs	Plastic protection products	First lien senior secured revolving loan ($1,633 par due 5/2016)	5.75% (Libor + 4.25%/M)	5/23/2011	1,633	1,633	(2)(20)(23)
		First lien senior secured loan ($1,500 par due 5/2017)	5.75% (Libor + 4.25%/M)	11/30/2012	1,500	1,500	(2)(20)
		Senior subordinated loan ($695 par due 5/2018)	8.00% Cash, 7.25% PIK	5/23/2011	695	695	(2)
		Preferred stock (2,379,361 shares)		5/23/2011	2,307	4,644	(2)
					6,135	8,472
Saw Mill PCG Partners LLC	Metal precision	Common units (1,000 units)		1/30/2007	1,000	—	(2)

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
	engineered components
Sigma International Group, Inc.	Water treatment parts	Second lien senior secured loan ($4,195 par due 4/2014)	10.00% (Libor + 5.00% Cash, 5.00% PIK/Q)	7/8/2011	4,195	4,195	(2)(20)
SSH Environmental Industries, Inc. and SSH Non-Destructive Testing, Inc.	Magnetic sensors and supporting sensor products	First lien senior secured loan ($11,625 par due 12/2016)	9.00% (Libor + 7.50%/Q)	3/23/2012	11,424	11,625	(2)(20)
					127,796	139,421		3.50%
Aerospace and Defense
ILC Industries, LLC	Designer and manufacturer of protective cases and technically advanced lighting systems	First lien senior secured loan ($4,925 par due 7/2018)	7.50% (Libor + 6.00%/Q)	7/13/2012	4,838	4,925	(2)(20)
		First lien senior secured loan ($19,950 par due 7/2018)	7.50% (Libor + 6.00%/Q)	7/13/2012	19,574	19,950	(4)(20)
					24,412	24,875
PRV Aerospace, LLC	Aerospace precision components manufacturer	First lien senior secured loan ($1,136 par due 5/2018)	6.50% (Libor + 5.25%/Q)	5/15/2012	1,130	1,136	(2)(20)
		First lien senior secured loan ($8,460 par due 5/2018)	6.50% (Libor + 5.25%/Q)	5/15/2012	8,383	8,460	(4)(20)
		Second lien senior secured loan ($80,000 par due 5/2019)	10.50% (Libor + 9.25%/Q)	5/10/2012	80,000	80,000	(2)(20)
					89,513	89,596
Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	103	103	(2)
		Common stock (1,885,195 shares)		1/17/2008	2,291	2,346	(2)
					2,394	2,449
					116,319	116,920		2.93%
Telecommunications
American Broadband Communications, LLC, American Broadband Holding Company, Cameron Holdings of NC, Inc., and Dialog Telecom LLC	Broadband communication services	First lien senior secured loan ($7,666 par due 9/2013)	7.50% (Libor + 5.50%/Q)	9/1/2010	7,666	7,666	(2)(20)
		First lien senior secured loan ($16,476 par due 12/2013)	12.00% (Libor + 11.50%/Q)	6/20/2011	16,476	16,476	(2)(20)
		Senior subordinated loan ($10,741 par due 11/2014)	12.00% Cash, 2.00% PIK	9/1/2010	10,741	10,312	(2)
		Senior subordinated loan ($34,104 par due 11/2014)	12.00% Cash, 2.00% PIK	11/7/2007	34,104	32,740	(3)
		Senior subordinated loan ($23,513 par due 11/2014)	10.00% Cash, 4.00% PIK	11/7/2007	23,513	22,574	(2)
		Warrants to purchase up to 378 shares		11/7/2007	—	2,533
		Warrants to purchase up to 200 shares		9/1/2010	—	1,340	(2)
					92,500	93,641
Startec Equity, LLC(7)	Communication services	Member interest		4/1/2010	—	—
					92,500	93,641		2.35%
Consumer Products—Durable
Bushnell Inc.	Sports optics manufacturer	Second lien senior secured loan ($48,825 par due 2/2016)	9.00% (Libor + 7.50%/Q)	4/1/2010	44,000	48,338	(2)(20)
		Second lien senior secured loan ($43,675 par due 2/2016)	9.50% (Libor + 8.00%/Q)	4/30/2012	43,675	43,675	(2)(20)
					87,675	92,013		2.31%
Oil and Gas
Geotrace Technologies, Inc.	Reservoir processing and development	Warrants to purchase up to 69,978 shares of common stock		4/1/2010	88	—	(2)
		Warrants to purchase up to 210,453 shares of preferred stock		4/1/2010	2,805	1,757	(2)
					2,893	1,757
UL Holding Co., LLC and Universal Lubricants, LLC(6)	Petroleum product manufacturer	Second lien senior secured loan ($4,935 par due 12/2014)	9.19% (Libor + 7.19% Cash, 2.00% PIK/Q)	4/30/2012	4,935	4,935	(2)
		Second lien senior secured loan ($25,413 par due 12/2014)	9.19% (Libor + 7.19% Cash, 2.00% PIK/Q)	4/30/2012	25,413	25,413	(3)

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($4,920 par due 12/2014)	12.00% Cash, 2.00% PIK	4/30/2012	4,920	4,920	(2)
		Second lien senior secured loan ($5,078 par due 12/2014)	12.00% Cash, 3.00% PIK	4/30/2012	5,078	5,078	(2)
		Second lien senior secured loan ($18,614 par due 12/2014)	12.00% Cash, 2.00% PIK	4/30/2012	18,614	18,614	(3)
		Class A common units (151,236 units)		6/17/2011	1,512	57	(2)
		Class B-5 common units (599,200 units)		4/25/2008	5,472	226	(2)
		Class B-4 common units (50,000 units)		6/17/2011	500	19	(2)
		Class C common units (758,546 units)		4/25/2008	—	287	(2)
					66,444	59,549
					69,337	61,306		1.54%
Retail
Fulton Holdings Corp.	Airport retail operator	First lien senior secured loan ($40,000 par due 5/2016)	12.50%	5/28/2010	40,000	40,000	(3)(12)
		Common stock (19,672 shares)		5/28/2010	1,967	1,873
					41,967	41,873
Things Remembered Inc. and TRM Holdings Corporation	Personalized gifts retailer	First lien senior secured loan ($14,962 par due 5/2018)	8.00% (Libor + 6.50%/Q)	5/24/2012	14,962	14,962	(4)(20)
					56,929	56,835		1.43%
Printing, Publishing and Media
Batanga, Inc.	Independent digital media company	First lien senior secured loan ($5,500 par due 10/2016)	9.60%	10/31/2012	5,500	5,594	(2)(18)
Earthcolor Group, LLC	Printing management services	Limited liability company interests (9.30%)		5/18/2012	—	—
National Print Group, Inc.	Printing management services	First lien senior secured revolving loan ($913 par due 10/2013)	9.00% (Libor + 6.00%/Q)	3/2/2006	913	895	(2)(20)(23)
		First lien senior secured revolving loan ($1,038 par due 10/2013)	9.00% (Base Rate + 5.00%/M)	3/2/2006	1,038	1,017	(2)(20)
		First lien senior secured loan ($6,903 par due 10/2013)	10.00% (Libor + 9.00% Cash, 1.00% PIK/Q)	3/2/2006	6,631	6,834	(2)(20)
		First lien senior secured loan ($331 par due 10/2013)	10.00% (Base Rate + 9.00% Cash, 1.00% PIK/Q)	3/2/2006	318	327	(2)(20)
		Preferred stock (9,344 shares)		3/2/2006	2,000	—	(2)(20)
					10,900	9,073
The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	First lien senior secured loan ($21,319 par due 3/2017)	9.00% (Libor + 7.50%/Q)	9/29/2006	21,319	21,319	(2)(20)
		First lien senior secured loan ($9,902 par due 3/2017)	9.00% (Libor + 7.50%/Q)	9/29/2006	9,902	9,902	(4)(20)
		Preferred stock (10,663 shares)		9/29/2006	1,066	3,225	(2)
		Common stock (15,393 shares)		9/29/2006	3	8	(2)
					32,290	34,454
					48,690	49,121		1.23%
Environmental Services
AWTP, LLC(7)	Water treatment services	Second lien senior secured loan ($4,212 par due 6/2015)	10.00%	4/18/2011	4,212	4,212	(2)
		Second lien senior secured loan ($6,121 par due 6/2015)	15.00% PIK	4/18/2011	6,121	6,121	(2)
		Membership interests (90% interest)		4/18/2011	—	4,580	(2)
					10,333	14,913
RE Community Holdings II, Inc. and Pegasus Community Energy, LLC.	Operator of municipal recycling facilities	Preferred stock (1,000 shares)		3/1/2011	8,839	1,487	(2)
Waste Pro USA, Inc	Waste management services	Preferred Class A common equity (611,615 shares)		11/9/2006	12,263	24,219	(2)
					31,435	40,619		1.02%

As of December 31, 2012

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Transportation
PODS Funding Corp.	Storage and warehousing	Junior subordinated loan ($40,228 par due 5/2017)	12.75% Cash, 2.75% PIK	11/29/2011	40,228	40,228	(2)
United Road Towing, Inc.	Towing company	Warrants to purchase up to 607 shares		4/1/2010	—	—
					40,228	40,228		1.01%
Commercial Real Estate Finance
10th Street, LLC(6)	Real estate holding company	Senior subordinated loan ($25,208 par due 11/2014)	8.93% Cash, 4.07% PIK	4/1/2010	25,208	25,208	(2)
		Member interest (10.00% interest)		4/1/2010	594	—
		Option (25,000 units)		4/1/2010	25	501
					25,827	25,709
American Commercial Coatings, Inc.	Real estate property	Commercial mortgage loan ($2,505 par due 12/2025)		4/1/2010	926	2,061	(19)
Cleveland East Equity, LLC	Hotel operator	Real estate equity interests		4/1/2010	1,026	3,639
Commons R-3, LLC	Real estate developer	Real estate equity interests		4/1/2010	—	—
Crescent Hotels & Resorts, LLC and affiliates(7)	Hotel operator	Senior subordinated loan ($2,236 par due 9/2011)		4/1/2010	—	—	(2)(19)
		Senior subordinated loan ($2,092 par due 6/2017)		4/1/2010	—	—	(2)(19)
		Common equity interest		4/1/2010	—	—
		Limited liability company membership interest (100% interest)		6/19/2012	—	—	(2)
					—	—
Hot Light Brands, Inc.(7)	Real estate holding company	First lien senior secured loan ($32,957 par due 2/2011)		4/1/2010	1,664	1,128	(2)(19)
		Common stock (93,500 shares)		4/1/2010	—	—	(2)
					1,664	1,128
NPH, Inc.	Hotel property	Real estate equity interests		4/1/2010	5,291	6,123
					34,734	38,660		0.97%
Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	First lien senior secured loan ($11,500 par due 10/2013)	4.71% (Libor + 4.50%/M)	10/11/2007	11,500	11,500	(2)(13)
CFW Co-Invest, L.P. and NCP Curves, L.P.	Health club franchisor	Limited partnership interest (4,152,165 shares)		7/31/2012	4,152	4,152	(2)
		Limited partnership interest (1,847,835 shares)		7/31/2012	1,848	1,848	(2)
					6,000	6,000
					17,500	17,500		0.43%
Food and Beverage
Apple & Eve, LLC and US Juice Partners, LLC(6)	Juice manufacturer	Senior units (50,000 units)		10/5/2007	5,000	1,398
Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated loan ($8,885 par due 2/2013)	16.00% PIK	2/6/2008	8,885	8,885	(2)
		Preferred stock (6,258 shares)		9/1/2006	2,568	1,617	(2)
					11,453	10,502
Distant Lands Trading Co.	Coffee manufacturer	Class A common stock (1,294 shares)		4/1/2010	980	—	(2)
		Class A-1 common stock (2,157 shares)		4/1/2010	—	—	(2)
					980	—
					17,433	11,900		0.29%
Wholesale Distribution
BECO Holding Company, Inc.	Wholesale distributor of first response fire protection equipment and related parts	Common stock (25,000 shares)		7/30/2010	2,500	2,457	(2)
					2,500	2,457		0.05%
					$5,823,451	$5,924,555		148.55%

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

(6)                                 As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” of a portfolio company because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2012 in which the issuer was an Affiliated company (but not a portfolio company that the Company “Controls”) are as follows:

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

(12)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.00% on $16 million aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(13)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.50% on $12 million aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(14)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.00% on $65 million aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(15)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.13% on $19 million aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(16)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.00% on $73 million aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(17)                         In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.13% on $56 million aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(22)                          As of December 31, 2012, no amounts were funded by the Company under this first lien senior secured revolving loan, however, there were standby letters of credit issued and outstanding through a financial intermediary under the loan.  See Note 6 to the consolidated financial statements for further information on standby letters of credit commitments related to certain portfolio companies.

(23)                          As of December 31, 2012, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also standby letters of credit issued and outstanding through a financial intermediary under the loan.  See Note 6 to the consolidated financial statements for further information on standby letters of credit commitments related to certain portfolio companies.

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2013

(in thousands, except per share data)

(unaudited)

					Accumulated
					Net Realized
					Loss on
					Investments,
					Foreign Currency
				Accumulated	Transactions,
			Capital in	Overdistributed	Extinguishment of	Net Unrealized	Total
	Common Stock		Excess of	Net Investment	Debt and	Gain on	Stockholders’
	Shares	Amount	Par Value	Income	Other Assets	Investments	Equity
Balance at December 31, 2012	248,653	$249	$4,117,517	$(27,910)	$(202,614)	$101,104	$3,988,346
Issuance of common stock in add-on offering (net of offering and underwriting costs)	19,148	19	333,141				333,160
Shares issued in connection with dividend reinvestment plan	796	1	13,933	—	—	—	13,934
Issuance of Convertible Unsecured Notes (See Note 5)	—	—	582	—	—	—	582
Net increase in stockholders’ equity resulting from operations	—	—	—	318,896	29,272	6,469	354,637
Dividends declared ($1.14 per share)	—	—	—	(298,303)	—	—	(298,303)
Balance at September 30, 2013	268,596	$269	$4,465,173	$(7,317)	$(173,342)	$107,573	$4,392,356

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	For the nine months ended
	September 30, 2013	September 30, 2012
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$354,637	$333,034
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Realized loss on extinguishment of debt	—	2,678
Net realized (gains) losses on investments	(29,272)	18,901
Net unrealized gains on investments	(6,469)	(100,214)
Net accretion of discount on investments	(3,953)	(10,393)
Increase in payment-in-kind interest and dividends	(15,189)	(19,756)
Collections of payment-in-kind interest and dividends	19,388	7,835
Amortization of debt issuance costs	10,444	9,730
Accretion of discount on notes payable	10,103	8,203
Depreciation	593	601
Proceeds from sales and repayments of investments	988,329	1,309,054
Purchases of investments	(2,429,441)	(2,101,964)
Changes in operating assets and liabilities:
Interest receivable	(11,505)	(15,783)
Other assets	(1,327)	8,295
Management and incentive fees payable	4,611	19,223
Accounts payable and other liabilities	5,024	(1,133)
Interest and facility fees payable	(1,743)	(4,562)
Net cash used in operating activities	(1,105,770)	(536,251)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	333,160	679,787
Borrowings on debt	4,294,491	2,117,100
Repayments and repurchases of debt	(3,362,000)	(1,981,531)
Debt issuance costs	(9,068)	(38,052)
Dividends paid	(284,369)	(256,372)
Net cash provided by financing activities	972,214	520,932
CHANGE IN CASH AND CASH EQUIVALENTS	(133,556)	(15,319)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	269,043	120,782
CASH AND CASH EQUIVALENTS, END OF PERIOD	$135,487	$105,463
Supplemental Information:
Interest paid during the period	$99,411	$86,680
Taxes, including excise tax, paid during the period	$13,012	$9,355
Dividends declared during the period	$298,303	$270,719

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013

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

The Capital Gains Fee payable to the Company’s investment adviser as calculated under the investment advisory and management agreement (as described above) for the three and nine months ended September 30, 2013 was $0. However, in accordance with GAAP, the Company had an accrued capital gains incentive fee of $76,445 as of September 30, 2013 that is not currently due under the investment advisory and management agreement. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the Capital Gains Fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains fee equal to 20% of such cumulative amount, less the aggregate amount of actual Capital Gains Fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of September 30, 2013, the Company has paid Capital Gains Fees since inception totaling $15,986, of which $11,523 was paid in the first quarter of 2013. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For the three and nine months ended September 30, 2013, base management fees were $27,467 and $75,587, respectively, incentive fees related to pre-incentive fee net investment income were $32,284 and $81,510, respectively, and the incentive fees related to capital gains calculated in accordance with GAAP were $2,915 and $7,148, respectively.

As of September 30, 2013, $136,196 was included in “management and incentive fees payable” in the accompanying consolidated balance sheet, of which $59,751 is currently payable to the Company’s investment adviser under the investment advisory and management agreement.

For the three and nine months ended September 30, 2012, base management fees were $22,316 and $63,113, respectively, incentive fees related to pre-incentive fee net investment income were $24,720 and $67,532, respectively, and incentive fees related to capital gains accrued in accordance with GAAP were $9,419 and $15,726, respectively.

Administration Agreement

The Company is party to an administration agreement, referred to herein as the “administration agreement”, with its administrator, Ares Operations. Pursuant to the administration agreement, Ares Operations furnishes the Company with office equipment and clerical, bookkeeping and record keeping services at the Company’s office facilities. Under the administration agreement, Ares Operations also performs, or oversees the performance of, the Company’s required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, investor relations and technology, being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and reports filed with the SEC. In addition, Ares Operations assists the Company in determining and publishing its net asset value, assists the Company in providing managerial assistance to its portfolio companies, oversees the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to the Company by others. Payments under the Company’s administration agreement are equal to an amount based upon its allocable portion of Ares Operations’ overhead and other expenses (including travel expenses) incurred by Ares Operations in performing its obligations under the administration agreement, including the Company’s allocable portion of the compensation of certain of its officers (including the Company’s chief compliance officer, chief financial officer, general counsel, treasurer and assistant treasurer) and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

For the three and nine months ended September 30, 2013, the Company incurred $3,346 and $8,544, respectively, in administrative fees.  For the three and nine months ended  September 30, 2012, we incurred $2,269 and $6,806, respectively, in administrative fees. As of September 30, 2013, $3,346 of these fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

4.             INVESTMENTS

As of September 30, 2013 and December 31, 2012, investments consisted of the following:

	As of
	September 30, 2013		December 31, 2012
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$3,377,450	$3,368,396	$2,329,844	$2,321,272
Second lien senior secured loans	1,402,473	1,388,832	1,257,926	1,233,872
Subordinated Certificates of the SSLP (2)	1,568,578	1,593,839	1,237,887	1,263,644
Senior subordinated debt	253,835	214,579	321,331	259,820
Preferred equity securities	232,700	239,563	238,837	250,118
Other equity securities	435,653	567,738	430,380	584,005
Commercial real estate	7,023	12,338	7,246	11,824
Total	$7,277,712	$7,385,285	$5,823,451	$5,924,555

(1)                                 The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

(2)                                 The proceeds from these certificates were applied to co-investments with GE Global Sponsor Finance LLC and General Electric Capital Corporation to fund first lien senior secured loans to 44 and 36 different borrowers as of September 30, 2013 and December 31, 2012, respectively.

The industrial and geographic compositions of our portfolio at fair value as of September 30, 2013 and December 31, 2012 were as follows:

	As of
	September 30, 2013	December 31, 2012
Industry
Investment Funds and Vehicles(1)	22.0%	21.7%
Healthcare Services	15.3	12.9
Business Services	8.5	6.4
Education	7.9	7.8
Other Services	7.3	6.7
Energy	5.4	3.7
Financial Services	5.3	7.3
Consumer Products	5.0	6.6
Restaurants and Food Services	4.6	7.1
Containers and Packaging	4.2	5.1
Automotive Services	2.9	3.4
Manufacturing	2.5	2.4
Retail	1.8	1.0
Aerospace and Defense	1.6	2.0
Chemicals	1.2	—
Other	4.5	5.9
Total	100.0%	100.0%

(1)                                 Includes the Company’s investment in the SSLP, which had made first lien senior secured loans to 44 and 36 different borrowers as of September 30, 2013 and December 31, 2012, respectively. The portfolio companies in the SSLP are in industries similar to the companies in the Company’s portfolio.

	As of
	September 30, 2013	December 31, 2012
Geographic Region
West	48.9%	49.1%
Midwest	20.2	19.2
Southeast	13.5	14.7
Mid Atlantic	11.0	12.8
Northeast	4.1	2.3
International	2.3	1.9
Total	100.0%	100.0%

As of September 30, 2013, 2.0% of total investments at amortized cost (or 1.1% of total investments at fair value) were on non-accrual status. As of December 31, 2012, 2.3% of total investments at amortized cost (or 0.6% of total investments at fair value) were on non-accrual status.

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

As of September 30, 2013 and December 31, 2012, the SSLP had available capital of $9.0 billion of which approximately $7.6 billion and $6.3 billion in aggregate principal amount, respectively, was funded.  As of September 30, 2013 and December 31, 2012, the Company had agreed to make available to the SSLP approximately $1.8 billion of which approximately $1.6 billion and $1.2 billion in aggregate principal amount, respectively, was funded.  Investment of any unfunded amount must be approved by the investment committee of the SSLP described above. See Note 15 for more information on a subsequent event relating to the SSLP.

As of September 30, 2013 and December 31, 2012, the SSLP had total assets of $7.6 billion and $6.3 billion, respectively. As of September 30, 2013 and December 31, 2012, GE’s investment in the SSLP consisted of senior notes of $5.8 billion and $4.8 billion, respectively, and SSLP Certificates of $224 million and $178 million, respectively. The SSLP Certificates are junior in right of payment to the senior notes held by GE. As of September 30, 2013 and December 31, 2012, the Company and GE owned 87.5% and 12.5%, respectively, of the outstanding SSLP Certificates. The SSLP’s portfolio consisted of first lien senior secured loans to 44 and 36 different borrowers as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, the portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies and none of these loans was on non-accrual status. As of September 30, 2013 and December 31, 2012, the largest loan to a single borrower in the SSLP’s portfolio in aggregate principal amount was $323.8 million and $330.0 million, respectively, and the five largest loans to borrowers in the SSLP each totaled $1.4 billion. The portfolio companies in the SSLP are in industries similar to the companies in the Company’s portfolio.  Additionally, as of September 30, 2013 and December 31, 2012, the SSLP had commitments to fund various delayed draw investments to certain of its portfolio companies of $403 million and $157 million, respectively, which had been approved by the SSLP investment committee.  As of September 30, 2013 and December 31, 2012, the Company had commitments to co-invest in the SSLP for its portion of the SSLP’s commitments to fund such delayed draw investments of up to $74 million and $26 million, respectively.

The amortized cost and fair value of the SSLP Certificates held by the Company were $1.6 billion and $1.6 billion, respectively, as of September 30, 2013 and $1.2 billion and $1.3 billion, respectively, as of December 31, 2012.  The SSLP Certificates pay a weighted average coupon of approximately LIBOR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, which may result in a return to the holders of the SSLP Certificates that is greater than the contractual coupon.  The Company’s yield on its investment in the SSLP at fair value was 15.3% and 15.4% as of September 30, 2013 and December 31, 2012, respectively.  For the three and nine months ended September 30, 2013, the Company earned interest income of $59.2 million and $161.2 million, respectively, from its investment in the SSLP Certificates.  For the three and nine months ended September 30, 2012, the Company earned interest income of $47.5 million and $135.2 million, respectively, from its investment in the SSLP Certificates.  The Company is also entitled to certain fees in connection with the SSLP.

Effective March 30, 2012, Ares Capital Management assumed from the Company the role of co-manager of the SSLP. However, this change did not impact the Company’s economics in respect of its participation in the SSLP and Ares Capital Management does not receive any remuneration in respect of its co-manager role.

5.                                      DEBT

In accordance with the Investment Company Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowing. As of September 30, 2013 the Company’s asset coverage was 240%.

The Company’s outstanding debt as of September 30, 2013 and December 31, 2012 were as follows:

	As of
	September 30, 2013					December 31, 2012
	Total					Total
	Aggregate					Aggregate
	Principal					Principal
	Amount		Principal			Amount	Principal
	Available/		Amount	Carrying		Available/	Amount	Carrying
	Outstanding(1)		Outstanding	Value		Outstanding(1)	Outstanding	Value
Revolving Credit Facility	$1,035,000	(2)	$535,000	$535,000		$900,000	$—	$—
Revolving Funding Facility	620,000	(3)	402,000	402,000		620,000	300,000	300,000
SMBC Funding Facility	400,000		—	—		400,000	—	—
February 2016 Convertible Notes	575,000		575,000	554,417	(4)	575,000	575,000	548,521	(4)
June 2016 Convertible Notes	230,000		230,000	221,013	(4)	230,000	230,000	218,761	(4)
2017 Convertible Notes	162,500		162,500	158,988	(4)	162,500	162,500	158,312	(4)
2018 Convertible Notes	270,000		270,000	263,773	(4)	270,000	270,000	262,829	(4)
2019 Convertible Notes	300,000		300,000	295,073	(4)	—	—	—
February 2022 Notes	143,750		143,750	143,750		143,750	143,750	143,750
October 2022 Notes	182,500		182,500	182,500		182,500	182,500	182,500
2040 Notes	200,000		200,000	200,000		200,000	200,000	200,000
2047 Notes	230,000		230,000	181,369	(5)	230,000	230,000	181,199	(5)
	$4,348,750		$3,230,750	$3,137,883		$3,913,750	$2,293,750	$2,195,872

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

(4)                                 Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below) less the unaccreted discount initially recorded upon issuance of the Convertible Unsecured Notes. The total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes was $20,583, $8,987, $3,512, $6,227 and $4,927, respectively, as of September 30, 2013. The total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes and the 2018 Convertible Notes was $26,479, $11,239, $4,188 and $7,171, respectively, as of December 31, 2012.

(5)                                 Represents the aggregate principal amount outstanding less the unaccreted purchased discount initially recorded as a part of the Allied Acquisition (as defined below). The total unaccreted purchased discount on the 2047 Notes was $48,631 and $48,801 as of September 30, 2013 and December 31, 2012, respectively.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all the Company’s outstanding debt as of September 30, 2013 were 4.7% and 7.8 years, respectively, and as of December 31, 2012 were 5.5% and 9.8 years, respectively.

Revolving Credit Facility

In December 2005, the Company entered into a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), which as of September 30, 2013, allows the Company to borrow up to $1,035,000 at any one time outstanding. See Note 15 for a subsequent event relating to the Revolving Credit Facility. The end of the revolving period and the stated maturity date for the Revolving Credit Facility are May 4, 2017 and May 4, 2018, respectively. The Revolving Credit Facility also includes a feature that allows, under certain circumstances, for an increase in the size of the facility to a maximum of $1,400,000. The Revolving Credit Facility generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR based loans, and monthly payments of interest on other loans. From the end of the revolving period to the stated maturity date, the Company is required to repay outstanding principal amounts under the Revolving Credit Facility on a monthly basis in an amount equal to 1/12th of the outstanding principal amount at the end of the revolving period.

Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of the Company and its consolidated subsidiaries of not less than 2.0:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Borrowings under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio that are pledged as collateral. As of September 30, 2013, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of September 30, 2013 and December 31, 2012, there were $535,000 and no amounts outstanding, respectively, under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $125,000. As of September 30, 2013 and December 31, 2012, the Company had $43,561 and $43,667, respectively, in standby letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued. As of September 30, 2013, there was $456,439 available for borrowing (net of standby letters of credit issued) under the Revolving Credit Facility.

Since May 2, 2013, subject to certain exceptions, the interest rate charged on the Revolving Credit Facility is based on LIBOR plus an applicable spread of 2.00% or a “base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 1.00%. From May 5, 2012 through May 1, 2013, the interest rate charged on the Revolving Credit Facility was based on LIBOR plus an applicable spread of 2.25% or a “base rate” plus an applicable spread of 1.25%. Prior to and including May 4, 2012, the interest rate charged on the Revolving Credit Facility was based on LIBOR plus an applicable spread of between 2.50% and 4.00% or on a “base rate” plus an applicable spread of between 1.50% and 3.00%, in each case, based on a pricing grid depending upon the Company’s credit ratings. As of September 30, 2013, the one, two, three and six month LIBOR was 0.18%, 0.22%, 0.25% and 0.37%, respectively. As of December 31, 2012, the one, two, three and six month LIBOR was 0.21%, 0.25%, 0.31% and 0.51%, respectively. In addition to the stated interest expense on the Revolving Credit Facility, since May 4, 2012, the Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility.  Prior to and including May 4, 2012, the commitment fee was 0.50%.  Since May 2, 2013, the Company is also required to pay a letter of credit fee of 2.25% per annum on letters of credit issued.  From May 5, 2012 through May 1, 2013, the letter of credit fee was 2.50% and prior to and including May 4, 2012, the letter of credit fee was 3.25%.

The Revolving Credit Facility is secured by certain assets in the Company’s portfolio and excludes investments held by Ares Capital CP under the Revolving Funding Facility and those held by ACJB under the SMBC Funding Facility, each as discussed below, and certain other investments.

For the three and nine months ended September 30, 2013 and 2012, the components of interest and credit facility fees expense, cash paid for interest expense, average interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Stated interest expense	$1,700	$1,556	$2,353	$3,485
Facility fees	855	882	2,933	3,160
Amortization of debt issuance costs	622	802	2,105	3,405
Total interest and credit facility fees expense	$3,177	$3,240	$7,391	$10,050
Cash paid for interest expense	$1,736	$1,917	$2,097	$3,997
Average stated interest rate	2.19%	2.53%	2.19%	2.80%
Average outstanding balance	$304,163	$240,511	$141,751	$164,770

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

Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by Ares Capital CP. Ares Capital CP is also subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests, loans with fixed rates and loans with certain investment ratings, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow. The Company and Ares Capital CP are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility. As of September 30, 2013, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

As of September 30, 2013 and December 31, 2012, there was $402,000 and $300,000 outstanding, respectively, under the Revolving Funding Facility. Since January 25, 2013, the interest charged on the Revolving Funding Facility is based on applicable spreads ranging from 2.25% to 2.50% over LIBOR and ranging from 1.25% to 1.50% over “base rate” (as defined in the agreements governing the Revolving Funding Facility) in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the Revolving Funding Facility. From January 18, 2012 through January 24, 2013, the interest rate charged on the Revolving Funding Facility was based on LIBOR plus an applicable spread of 2.50% or on a “base rate” plus an applicable spread of 1.50%. Prior to January 18, 2012, the interest rate charged on the Revolving Funding Facility was based on LIBOR plus an applicable spread of between 2.25% and 3.75% or on a “base rate” plus an applicable spread of between 1.25% to 2.75%, in each case, based on a pricing grid depending upon the Company’s credit ratings. As of September 30, 2013 and December 31, 2012, the interest rate in effect was based on one month LIBOR, which was 0.18% and 0.21%, respectively. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.75% depending on the size of the unused portion of the Revolving Funding Facility.

For the three and nine months ended September 30, 2013 and 2012, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Stated interest expense	$2,244	$2,657	$4,445	$8,528
Facility fees	438	300	2,791	535
Amortization of debt issuance costs	504	496	1,510	1,273
Total interest and credit facility fees expense	$3,186	$3,453	$8,746	$10,336
Cash paid for interest expense	$1,727	$2,696	$4,231	$9,322
Average stated interest rate	2.43%	2.74%	2.45%	2.78%
Average outstanding balance	$360,641	$380,087	$239,546	$405,358

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

Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by ACJB. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Funding Facility. As of September 30, 2013, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

As of September 30, 2013 and December 31, 2012, there were no amounts outstanding under the SMBC Funding Facility. Subject to certain exceptions, the interest rate charged on the SMBC Funding Facility is based on one month LIBOR plus an applicable spread of 2.125% or a “base rate” (as defined in the agreements governing the SMBC Funding Facility) plus an applicable spread of 1.125%. As of September 30, 2013 and December 31, 2012, one month LIBOR was 0.18% and 0.21%, respectively. ACJB was not required to pay a commitment fee until September 15, 2013, at which time ACJB is required to pay a commitment fee of 0.50% depending on the size of the unused portion of the SMBC Funding Facility.

For the three and nine months ended September 30, 2013 and 2012, the components of interest and credit facility fees expense, cash paid for interest expense, average interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SMBC Funding Facility were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2013		2013	2012
Stated interest expense	$—	$791	$—	$1,317
Facility fees	67	—	67	—
Amortization of debt issuance costs	269	184	773	451
Total interest and credit facility fees expense	$336	$975	$840	$1,768
Cash paid for interest expense	$—	$785	$16	$1,196
Average stated interest rate	—%	2.39%	—%	2.39%
Average outstanding balance	$—	$129,663	$—	$73,063

Debt Securitization

In July 2006, through ARCC Commercial Loan Trust 2006, a vehicle serviced by the Company’s consolidated subsidiary, ARCC CLO 2006 LLC (“ARCC CLO”), the Company completed a $400,000 debt securitization (the “Debt Securitization”) and issued approximately $314,000 aggregate principal amount of asset backed notes to third parties (the “CLO Notes”) that were secured by a pool of middle market loans that were purchased or originated by the Company. In June 2012, the Company repaid in full the $60,049 aggregate principal amount outstanding of the CLO Notes and terminated or discharged the agreements governing the Debt Securitization. In connection with the repayment in full of the CLO Notes ahead of their scheduled maturities, the remaining unamortized debt issuance costs related to the CLO Notes of $2,678 were expensed for the nine months ended September 30, 2012 and recorded as a “realized loss on extinguishment of debt” in the accompanying consolidated statement of operations.

The interest charged under the Debt Securitization was based on three month LIBOR and spreads ranged from 0.25% to 0.70% depending on the class of the note.

For the nine months ended September 30, 2012, the components of interest and credit facility fees expense, cash paid for interest expense, average interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Debt Securitization were as follows:

For the nine months ended September 30,
2012
Stated interest expense	$321
Amortization of debt issuance costs	179
Total interest and credit facility fees expense	$500
Cash paid for interest expense	$347
Average stated interest rate	1.00%
Average outstanding balance	$42,516

Unsecured Notes

Convertible Unsecured Notes

In January 2011, the Company issued $575,000 aggregate principal amount of unsecured convertible senior notes that mature on February 1, 2016 (the “February 2016 Convertible Notes”), unless previously converted or repurchased in accordance with their terms. In March 2011, the Company issued $230,000 aggregate principal amount of unsecured convertible senior notes that mature on June 1, 2016 (the “June 2016 Convertible Notes”), unless previously converted or repurchased in accordance with their terms. In March 2012, the Company issued $162,500 aggregate principal amount of unsecured convertible senior notes that mature on March 15, 2017 (the “2017 Convertible Notes”), unless previously converted or repurchased in accordance with their terms. In the fourth quarter of 2012, the Company issued $270,000 aggregate principal amount of unsecured convertible senior notes that mature on January 15, 2018 (the “2018 Convertible Notes”), unless previously converted or repurchased in accordance with their terms. In July 2013, the Company issued $300,000 aggregate principal amount of unsecured convertible senior notes that mature on January 15, 2019 (the “2019 Convertible Notes” and together with the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes and the 2018 Convertible Notes, the “Convertible Unsecured Notes”), unless previously converted or repurchased in accordance with their terms. The Company does not have the right to redeem the Convertible Unsecured Notes prior to maturity. The February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes bear interest at a rate of 5.750%, 5.125%, 4.875% , 4.750% and 4.375%, respectively, per year, payable semi-annually.

In certain circumstances, the Convertible Unsecured Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of its common stock, at the Company’s election, at their respective conversion rates (listed below as of September 30, 2013) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the Convertible Unsecured Notes Indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if the Company engages in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require the Company to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes are listed below.

	February 2016	June 2016	2017	2018	2019
	Convertible Notes	Convertible Notes	Convertible Notes	Convertible Notes	Convertible Notes
Conversion premium	17.5%	17.5%	17.5%	17.5%	15.0%
Closing stock price at issuance	$16.28	$16.20	$16.46	$16.91	$17.53
Closing stock price date	January 19, 2011	March 22, 2011	March 8, 2012	October 3, 2012	July 15, 2013
Conversion price as of September 30, 2013(1)	$18.80	$18.70	$19.18	$19.81	$20.16
Conversion rate as of September 30, 2013 (shares per one thousand dollar principal amount) (1)	53.2047	53.4674	52.1509	50.4731	49.6044
Conversion dates	August 15, 2015	December 15, 2015	September 15, 2016	July 15, 2017	July 15, 2018

(1)   Represents conversion price and conversion rate, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

As of September 30, 2013, the principal amounts of each series of the Convertible Unsecured Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The Convertible Unsecured Notes Indentures contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of the Convertible Unsecured Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Unsecured Notes Indentures. As of September 30, 2013, the Company was in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures.

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

	February 2016	June 2016	2017	2018	2019
	Convertible Notes	Convertible Notes	Convertible Notes	Convertible Notes	Convertible Notes
Debt and equity component percentages, respectively(1)	93.0% and 7.0%	93.0% and 7.0%	97.0% and 3.0%	98.0% and 2.0%	99.8% and 0.2%
Debt issuance costs(1)	$15,778	$5,913	$4,813	$5,712	$4,475
Equity issuance costs(1)	$1,188	$445	$149	$116	$9
Equity component, net of issuance costs(2)	$39,062	$15,654	$4,724	$5,243	$582

(1)         At time of issuance.

(2)         At time of issuance and as of September 30, 2013.

In addition to the original issue discount equal to the equity components of the Convertible Unsecured Notes, the 2018 Convertible Notes and the 2019 Convertible Notes were issued at a discount. The Company records interest expense comprised of both stated interest expense as well as accretion of any original issue discount.

As of September 30, 2013, the components of the carrying value of the Convertible Unsecured Notes, the stated interest rate and the effective interest rate were as follows:

	February 2016	June 2016	2017	2018	2019
	Convertible Notes	Convertible Notes	Convertible Notes	Convertible Notes	Convertible Notes
Principal amount of debt	$575,000	$230,000	$162,500	$270,000	$300,000
Original issue discount, net of accretion	(20,583)	(8,987)	(3,512)	(6,227)	(4,927)
Carrying value of debt	$554,417	$221,013	$158,988	$263,773	$295,073
Stated interest rate	5.750%	5.125%	4.875%	4.750%	4.375%
Effective interest rate(1)	7.1%	6.5%	5.4%	5.2%	4.6%

(1)  The effective interest rate of the debt component of the Convertible Unsecured Notes is equal to the stated interest rate plus the accretion of original issue discount.

For the three and nine months ended September 30, 2013 and 2012, the components of interest expense and cash paid for interest expense for the Convertible Notes were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Stated interest expense	$19,024	$13,101	$51,822	$37,881
Amortization of debt issuance costs	1,794	1,342	5,009	3,849
Accretion of original issue discount	3,476	2,789	9,933	8,047
Total interest expense	$24,294	$17,232	$66,764	$49,777
Cash paid for interest expense	$30,289	$20,514	$56,675	$42,939

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

2047 Notes

As part of the acquisition of Allied Capital Corporation (“Allied Capital”) in April 2010 (the “Allied Acquisition”), the Company assumed $230,000 aggregate principal amount of senior unsecured notes due on April 15, 2047 (the “2047 Notes”). The 2047 Notes bear interest at a rate of 6.875%, payable quarterly and all principal is due upon maturity. The 2047 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option, at a par redemption price of $25.00 per security plus accrued and unpaid interest. As of September 30, 2013 and December 31, 2012 the outstanding principal was $230,000 and the carrying value was $181,369 and $181,199, respectively.  The carrying value represents the principal amount of the 2047 Notes less the unaccreted purchased discount initially recorded as a part of the Allied Acquisition.

For the three and nine months ended September 30, 2013 and 2012, the components of interest expense and cash paid for interest expense for the February 2022 Notes, the October 2022 Notes, the 2040 Notes and the 2047 Notes were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Stated interest expense	$13,024	$10,515	$39,074	$30,336
Amortization of debt issuance costs	349	234	1,047	573
Accretion of purchase discount	58	53	170	156
Total interest expense	$13,431	$10,802	$40,291	$31,065
Cash paid for interest expense	$13,024	$10,344	$36,392	$28,879

The February 2022 Notes, the October 2022 Notes, the 2040 Notes and the 2047 Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of September 30, 2013, the Company was in compliance in all material respects with the terms of the indentures governing the February 2022 Notes, the October 2022 Notes, the 2040 Notes and the 2047 Notes.

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

As of September 30, 2013 and December 31, 2012, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company’s discretion:

	As of
	September 30, 2013	December 31, 2012
Total revolving and delayed draw commitments	$710,210	$441,630
Less: funded commitments	(92,535)	(82,121)
Total unfunded commitments	617,675	359,509
Less: commitments substantially at discretion of the Company	(16,000)	(6,000)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(2,231)	(571)
Total net adjusted unfunded revolving and delayed draw commitments	$599,444	$352,938

Included within the total revolving and delayed draw commitments as of September 30, 2013 were commitments to issue up to $36,875 in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2013, the Company had $14,467 in standby letters of credit issued and outstanding under these commitments on behalf of portfolio companies. In addition to these letters of credit included as a part of the total revolving and delayed draw commitments to portfolio companies, as of September 30, 2013 the Company also had $27,000 of standby letters of credit issued and outstanding on behalf of other portfolio companies.  For all these standby letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. None of these letters of credit issued and outstanding are recorded as a liability on the Company’s balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit $2,075 expire in 2013 and $39,392 expire in 2014.

As of September 30, 2013 and December 31, 2012, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of
	September 30, 2013	December 31, 2012
Total private equity commitments	$60,500	$131,042
Less: funded private equity commitments	(12,022)	(66,533)
Total unfunded private equity commitments	48,478	64,509
Less: private equity commitments substantially at discretion of the Company	(43,206)	(53,088)
Total net adjusted unfunded private equity commitments	$5,272	$11,421

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

As of September 30, 2013, one of the Company’s portfolio companies, Ciena Capital LLC (“Ciena”), had one non-recourse securitization Small Business Administration (“SBA”) loan warehouse facility, which has reached its maturity date but remains outstanding. Ciena is working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. Allied Capital had previously issued a performance guaranty (which the Company succeeded to as a result of the Allied Acquisition) whereby the Company must indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse facility. As of September 30, 2013, there are no known issues or claims with respect to this performance guaranty.

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

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of September 30, 2013 and December 31, 2012. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

As of September 30, 2013

			Unobservable Input
	Fair		Unobservable	Estimated	Weighted
Asset Category	Value	Valuation Techniques	Input	Range	Average
First lien senior secured loans	$3,368,396	Yield analysis	Market yield	4.5% - 19.0%	8.3%
Second lien senior secured loans	1,388,832	Yield analysis	Market yield	6.3% - 25.3%	10.2%
Subordinated Certificates of the SSLP	1,593,839	Discounted cash flow analysis	Discount rate	11.0% - 14.0%	12.8%
Senior subordinated debt	214,579	Yield analysis	Market yield	9.0% - 17.5%	12.9%
Preferred equity securities	239,563	EV market multiple analysis	EBITDA multiple	4.5x - 10.5x	7.8x
Other equity securities and other	580,076	EV market multiple analysis	EBITDA multiple	4.5x - 15.9x	8.1x
Total	$7,385,285

As of December 31, 2012

			Unobservable Input
	Fair		Unobservable	Estimated	Weighted
Asset Category	Value	Valuation Techniques	Input	Range	Average
First lien senior secured loans	$2,321,272	Yield analysis	Market yield	5.3% - 21.5%	9.2%
Second lien senior secured loans	1,233,872	Yield analysis	Market yield	8.3% - 21.9%	10.9%
Subordinated Certificates of the SSLP	1,263,644	Discounted cash flow analysis	Discount rate	11.5% - 14.5%	13.5%
Senior subordinated debt	259,820	Yield analysis	Market yield	10.0% - 18.6%	14.9%
Preferred equity securities	250,118	EV market multiple analysis	EBITDA multiple	4.5x - 10.5x	8.1x
Other equity securities and other	585,931	EV market multiple analysis	EBITDA multiple	4.5x - 12.8x	7.4x
Total	$5,914,657

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

The following table presents fair value measurements of cash and cash equivalents and investments as of September 30,

2013:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$135,487	$135,487	$—	$—
Investments	$7,385,285	$—	$—	$7,385,285

The following table presents fair value measurements of cash and cash equivalents and investments as of December 31,

2012:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$269,043	$269,043	$—	$—
Investments	$5,924,555	$9,898	$—	$5,914,657

The following table presents changes in investments that use Level 3 inputs as of and for the three and nine months ended

September 30, 2013:

As of and for the
three months ended
September 30, 2013
Balance as of June 30, 2013	$6,814,960
Net realized gains	8,946
Net unrealized gains	5,629
Purchases	931,814
Sales	(218,033)
Redemptions	(163,620)
Payment-in-kind interest and dividends	4,606
Accretion of discount on securities	983
Net transfers in and/or out of Level 3	—
Balance as of September 30, 2013	$7,385,285

As of and for the
nine months ended
September 30, 2013
Balance as of December 31, 2012	$5,914,657
Net realized gains	20,710
Net unrealized gains	14,935
Purchases	2,428,449
Sales	(393,351)
Redemptions	(619,257)
Payment-in-kind interest and dividends	15,189
Accretion of discount on securities	3,953
Net transfers in and/or out of Level 3	—
Balance as of September 30, 2013	$7,385,285

As of September 30, 2013, the net unrealized appreciation on the investments that use Level 3 inputs was $107,573.

For the three and nine months ended September 30, 2013, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of September 30, 2013, and reported within the net unrealized gains (losses) from investments in the Company’s consolidated statement of operations was $9,442 and $1,530, respectively.

The following table presents changes in investments that use Level 3 inputs as of and for the three and nine months ended

September 30, 2012:

As of and for the
three months ended
September 30, 2012
Balance as of June 30, 2012	$5,504,813
Net realized gains	26,026
Net unrealized gains	14,042
Purchases	1,015,581
Sales	(335,028)
Redemptions	(303,398)
Payment-in-kind interest and dividends	6,205
Accretion of discount on securities	2,890
Net transfers in and/or out of Level 3	(5,482)
Balance as of September 30, 2012	$5,925,649

As of and for the
nine months ended
September 30, 2012
Balance as of December 31, 2011	$5,094,506
Net realized losses	(20,543)
Net unrealized gains	94,829
Purchases	2,101,964
Sales	(456,829)
Redemptions	(912,945)
Payment-in-kind interest and dividends	19,756
Accretion of discount on securities	10,393
Net transfers in and/or out of Level 3	(5,482)
Balance as of September 30, 2012	$5,925,649

As of September 30, 2012, the net unrealized appreciation on the investments that use Level 3 inputs was $76,973.

For the three and nine months ended September 30, 2012, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of September 30, 2012 and reported within the net unrealized gains (losses) from investments in the Company’s consolidated statement of operations was $11,656 and $28,629, respectively.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

Following are the carrying and fair values of the Company’s debt obligations as of September 30, 2013 and December 31, 2012. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	September 30, 2013			December 31, 2012
	Carrying value(1)		Fair value	Carrying value(1)		Fair value
Revolving Credit Facility	$535,000		$535,000	$—		$—
Revolving Funding Facility	402,000		402,000	300,000		303,209
SMBC Funding Facility	—		—	—		—
February 2016 Convertible Notes (principal amount outstanding of $575,000)	554,417	(2)	615,727	548,521	(2)	617,550
June 2016 Convertible Notes (principal amount outstanding of $230,000)	221,013	(2)	244,060	218,761	(2)	243,797
2017 Convertible Notes (principal amount outstanding of $162,500)	158,988	(2)	168,522	158,312	(2)	168,495
2018 Convertible Notes (principal amount outstanding of $270,000)	263,773	(2)	275,305	262,829	(2)	272,813
2019 Convertible Notes (principal amount outstanding of $300,000)	295,073	(2)	295,614	—		—
February 2022 Notes (principal amount outstanding of $143,750)	143,750		147,467	143,750		151,549
October 2022 Notes (principal amount outstanding of $182,500)	182,500		176,243	182,500		179,361
2040 Notes (principal amount outstanding of $200,000)	200,000		201,288	200,000		208,968
2047 Notes (principal amount outstanding of $230,000)	181,369	(3)	211,022	181,199	(3)	225,558
	$3,137,883	(4)	$3,272,248	$2,195,872	(4)	$2,371,300

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

(4)                                 Total principal amount of debt outstanding totaled $3,230,750 and $2,293,750 as of September 30, 2013 and December 31, 2012, respectively.

The following table presents fair value measurements of the Company’s debt obligations as of September 30, 2013 and December 31, 2012:

	As of
Fair Value Measurements Using	September 30, 2013	December 31, 2012
Level 1	$736,020	$765,436
Level 2	2,536,228	1,605,864
Total	$3,272,248	$2,371,300

8.                                      STOCKHOLDERS’ EQUITY

The following table summarizes the total shares issued and proceeds received in public offerings of the Company’s common stock net of underwriting discounts and offering costs for the nine months ended September 30, 2013 and 2012:

				Proceeds net of
		Offering price		underwriting and
	Shares issued	per share		offering costs
April 2013 public offering	19,148	$17.43	(1)	$333,160
Total for the nine months ended September 30, 2013	19,148			$333,160

August 2012 public offering	25,875	$16.55	(2)	427,372
January 2012 public offering	16,422	$15.41	(3)	$252,415
Total for the nine months ended September 30, 2012	42,297			$679,787

(1)         The shares were sold to the underwriters for a price of $17.43 per share, which the underwriters were then permitted to sell at variable prices to the public.

(2)         The shares were sold to the underwriters for a price of $16.55 per share, which the underwriters were then permitted to sell at variable prices to the public.

(3)         The shares were sold to the underwriters for a price of $15.41 per share, which the underwriters were then permitted to sell at variable prices to the public.

The Company used the net proceeds from the above public equity offerings to repay outstanding indebtedness and for general corporate purposes, which included funding investments in accordance with its investment objective. See Note 15 for a subsequent event relating to an equity offering completed subsequent to September 30, 2013.

9                                         EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity resulting from operations per share for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net increase in stockholders’ equity resulting from operations available to common stockholders:	$140,797	$136,555	$354,637	$333,034
Weighted average shares of common stock outstanding—basic and diluted:	268,312	233,126	261,120	224,049
Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$0.52	$0.59	$1.36	$1.49

For the purpose of calculating diluted net increase in stockholders’ equity resulting from operations per share, the average closing price of the Company’s common stock for the three and nine months ended September 30, 2013 as well as from the time of issuance of the 2019 Convertible Notes through September 30, 2013 was each less than the conversion price for each of the Convertible Unsecured Notes outstanding as of September 30, 2013.  For the three and nine months ended September 30, 2012, the time of issuance of the 2018 Convertible Notes through September 30, 2012 and the time of issuance of the 2017 Convertible Notes through September 30, 2012, the average closing price of the Company’s common stock for such period was each less than the conversion price for each of the Convertible Unsecured Notes outstanding as of September 30, 2012. Therefore, for all periods presented in the financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Unsecured Notes have no impact on the computation of diluted net increase in stockholders’ equity resulting from operations per share.

10.                               DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the nine months ended September 30, 2013 and 2012:

			Per Share		Total
Date Declared	Record Date	Payment Date	Amount		Amount
August 6, 2013	September 16, 2013	September 30, 2013	$0.38		$101,959
May 7, 2013	June 14, 2013	June 28, 2013	$0.38		$101,856
February 27, 2013	March 15, 2013	March 29, 2013	$0.38		$94,488
Total declared for the nine months ended September 30, 2013			$1.14		$298,303

August 7, 2012	September 14, 2012	September 28, 2012	$0.05	(1)	$12,401
August 7, 2012	September 14, 2012	September 28, 2012	$0.38		$94,250
May 8, 2012	June 15, 2012	June 29, 2012	$0.37		$82,094
February 28, 2012	March 15, 2012	March 30, 2012	$0.37		$81,974
Total declared for the nine months ended September 30, 2012			$1.17		$270,719

(1) Represents an additional dividend.

The Company has a dividend reinvestment plan that was amended effective March 28, 2012, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. Prior to the amendment, if the Company issued new shares to implement the dividend reinvestment plan, the issue price was equal to the closing price of its common stock on the dividend record date. As a result of the amendment, when the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the nine months ended September 30, 2013 and 2012, was as follows:

	For the nine months ended September 30,
	2013	2012
Shares issued	796	888
Average price per share	$17.51	$16.49

11.                               RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, the Company bears all costs and expenses of the operation of the Company and reimburses its investment adviser or its affiliates for certain of such costs and expenses incurred in the operation of the Company. For the three and nine months ended September 30, 2013, the Company’s investment adviser or its affiliates incurred such expenses totaling $1,969 and $4,146, respectively. For the three and nine months ended September 30, 2012, the Company’s investment adviser incurred such expenses totaling $1,025 and $2,888, respectively. As of September 30, 2013, $3,688 was unpaid and such payable is included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

The Company previously entered into separate subleases with Ares Management and Ivy Hill Asset Management, L.P. (“IHAM”), a wholly owned portfolio company of the Company, pursuant to which Ares Management and IHAM subleased approximately 15% and 20%, respectively, of the Company’s New York office space (the “43rd/44th Floor Space”) for a rent equal to 15% and 20%, respectively, of the base annual rent payable by the Company under the Company’s lease for the 43rd/44th Floor Space, plus certain additional costs and expenses. In September 2013, these subleases were amended to provide that Ares Management and IHAM sublease approximately 35% and 18%, respectively, of the 43rd/44th Floor Space for a rent equal to 35% and 18%, respectively, of the base annual rent payable by the Company under the Company’s lease for the 43rd/44th Floor Space, plus certain additional costs and expenses.  In September 2013, the Company also entered into a sublease with Ares Management for additional New York office space leased by the Company in early 2013 (the “42nd Floor Space”), pursuant to which Ares Management subleases 100% of the 42nd Floor Space for a rent equal to 100% of the base annual rent payable by the Company under the Company’s lease for the 42nd Floor Space, plus certain additional costs and expenses.  In September 2013, the Company entered into an office sublease with Ares Management, pursuant to which Ares Management subleases approximately 54% of the Company’s Washington, D.C. office space for a rent equal to 54% of the basic annual rent payable by the Company under its office lease, plus certain additional costs and expenses.  For the three and nine months ended September 30, 2013, amounts payable to the Company under these subleases described above totaled $628 and $1,450, respectively. For the three and nine months ended September 30, 2012, amounts payable to the Company under these subleases totaled $405 and $1,180, respectively.

In September 2013, the Company entered into two office subleases with Ares Management, pursuant to which (i) the Company subleases approximately 42% of Ares Management’s Chicago office space for a rent equal to 42% of the base annual rent payable by Ares Management under its office lease, plus certain additional costs and expenses and (ii) the Company subleases approximately 7% of certain of Ares Management’s Los Angeles office space for a rent equal to 7% of the base annual rent payable by Ares Management under such office lease, plus certain additional costs and expenses. For the three and nine months ended September 30, 2013, amounts payable under these subleases by the Company to Ares Management totaled $104.

The current allocations in connection with the Company’s subleases described above are subject to future review. These percentages are subject to change depending on the composition of, and functions performed by, the staff in each of these offices.

In April 2012, the Company entered into an office sublease with Ares Commercial Real Estate Management LLC (“ACREM”), a wholly owned subsidiary of Ares Management and manager of Ares Commercial Real Estate Corporation, pursuant to which the Company was subleasing approximately 12% of ACREM’s Chicago office space for a fixed rent equal to 12% of the basic annual rent payable by ACREM under its office lease, plus certain additional costs and expenses. For the nine months ended September 30, 2013, such amounts incurred under this sublease by the Company and payable to ACREM totaled $26. For the three and nine months ended September 30, 2012, amounts payable under this sublease by the Company to ACREM totaled $13 and $39, respectively. The Company’s office sublease with ACREM was terminated on June 30, 2013.

As of September 30, 2013, Ares Investments Holdings LLC, an affiliate of Ares Management, owned approximately 2.9 million shares of the Company’s common stock representing approximately 1.1% of the total shares outstanding as of September 30, 2013.

See Notes 3 and 12 for descriptions of other related party transactions.

12.                               IVY HILL ASSET MANAGEMENT, L.P.

The Company has made investments in its portfolio company, IHAM, which became a SEC registered investment adviser, effective March 30, 2012, and previously made investments in certain vehicles managed by IHAM. As of September 30, 2013, IHAM managed 13 vehicles and served as the sub-manager/sub-servicer for three other vehicles (these vehicles managed or sub-managed/sub-serviced by IHAM are collectively, the “IHAM Vehicles”).

As of September 30, 2013, the Company’s total investment in IHAM at fair value was $275,462, including unrealized appreciation of $104,501. As of December 31, 2012, the Company’s total investment in IHAM at fair value was $294,258, including unrealized appreciation of $123,297.  For the three and nine months ended September 30, 2013, the Company received distributions consisting entirely of dividend income from IHAM of $25,000 and $62,407, respectively. The dividend income for the nine months ended September 30, 2013 included additional dividends of $17,363 and $15,000 that were paid in the first quarter and third quarter, respectively, of 2013 in addition to the quarterly dividend generally paid by IHAM. IHAM paid the additional dividends out of accumulated earnings that had previously been retained by IHAM.  For the three and nine months ended September 30, 2012, the Company received distributions consisting entirely of quarterly dividend income from IHAM of $5,124 and $14,648, respectively.

From time to time, IHAM or certain IHAM Vehicles may purchase investments from or sell investments to the Company. For any such purchases or sales by the IHAM Vehicles from or to the Company, the IHAM Vehicles must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable. During the nine months ended September 30, 2013, the Company purchased $131,749 of investments from certain of the IHAM Vehicles. During the nine months ended September 30, 2012, the Company did not purchase any investments from IHAM Vehicles. During the nine months ended September 30, 2013 and 2012, IHAM or certain of the IHAM Vehicles purchased investments from the Company of $139,781 and $182,167, respectively.  A net realized loss of $134 was recorded on such transactions with certain of the IHAM Vehicles for the nine months ended September 30, 2013.  A net realized gain of $2,084 was recorded on such transactions with certain of the IHAM Vehicles for the nine months ended September 30, 2012.

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

13.                               FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the nine months ended September 30, 2013 and 2012:

	For the nine months ended
Per Share Data:	September 30, 2013	September 30, 2012
Net asset value, beginning of period(1)	$16.04	$15.34

Issuance of common stock	0.10	0.06
Issuance of the Convertible Unsecured Notes	—	0.02
Net investment income for period(2)	1.22	1.14
Net realized and unrealized gains for period(2)	0.13	0.35
Net increase in stockholders’ equity	1.45	1.57
Total distributions to stockholders	(1.14)	(1.17)
Net asset value at end of period(1)	$16.35	$15.74

Per share market value at end of period	$17.29	$17.14
Total return based on market value(3)	5.31%	18.51%
Total return based on net asset value(4)	8.48%	9.67%
Shares outstanding at end of period	268,596	248,315

Ratio/Supplemental Data:
Net assets at end of period	$4,392,356	$3,908,726
Ratio of operating expenses to average net assets(5)(6)	10.03%	10.39%
Ratio of net investment income to average net assets(5)(7)	10.08%	9.65%
Portfolio turnover rate(5)	20%	34%

(1)    The net assets used equals the total stockholders’ equity on the consolidated balance sheets.

(2)    Weighted average basic per share data.

(3)    For the nine months ended September 30, 2013, the total return based on market value equaled the decrease of the ending market value at September 30, 2013 of $17.29 per share from the ending market value at December 31, 2012 of $17.50 per share plus the declared dividends of $1.14 per share for the nine months ended September 30, 2013, divided by the market value at December 31, 2012. For the nine months ended September 30, 2012, the total return based on market value equaled the increase of the ending market value at September 30, 2012 of $17.14 per share over the ending market value at December 31, 2011 of $15.45 per share plus the dividends of $1.17 per share for the nine months ended September 30, 2012, divided by the market value at December 31, 2011. Total return based on market value is not annualized. The Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4)    For the nine months ended September 30, 2013, the total return based on net asset value equaled the change in net asset value during the period plus the declared dividends of $1.14 per share for the nine months ended September 30, 2013, divided by the beginning net asset value. For the nine months ended September 30, 2012, the total return based on net asset value equaled the change in net asset value during the period plus the declared dividends of $1.17 per share for the nine months ended September 30, 2012, divided by the beginning net asset value. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan, the issuance of common stock in connection with any equity offerings and the equity components of any convertible notes issued during the period. Total return based on net asset value is not annualized. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)    The ratios reflect an annualized amount.

(6)    For the nine months ended September 30, 2013, the ratio of operating expenses to average net assets consisted of 2.39% of base management fees, 2.80% of incentive fees, 3.92% of the cost of borrowing and 0.92% of other operating expenses. For the nine months ended September 30, 2012, the ratio of operating expenses to average net assets consisted of 2.39% of base management fees, 3.16% of incentive fees, 3.93% of the cost of borrowing and 0.91% of other operating expenses. These ratios reflect annualized amounts.

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

The Company has been named as one of several defendants in an action filed by the bankruptcy trustee of DSI Renal Holdings LLC and two related companies. The complaint in the action alleges, among other things, that each of the named defendants participated in a purported “fraudulent transfer” involving the restructuring of a subsidiary of DSI Renal Holdings LLC. Among other things, the complaint seeks, jointly and severally from all defendants, (1) damages of approximately $425 million, of which the complaint states the Company’s individual share is approximately $117 million, and (2) punitive damages. Given the limited amount of time that has passed since the filing of the complaint in this action, the Company is currently unable to assess with any certainty whether it may have any exposure in this action. The Company believes the claims are without merit and intends to vigorously defend itself in this action.

15.                               SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the nine months ended September 30, 2013, except as disclosed below.

In October 2013, the Company completed a public equity offering (the “October 2013 Offering”) pursuant to which the Company sold 12,650,000 shares of common stock at a price of $16.98 per share to the participating underwriters. Total proceeds from the October 2013 Offering, net of estimated offering expenses payable by the Company, were approximately $214.2 million. The Company used the net proceeds of the October 2013 Offering to repay certain outstanding indebtedness under its debt facilities and for general corporate purposes, which included investing in portfolio companies in accordance with its investment objective.

In October 2013, the Company increased total commitments of the Revolving Credit Facility from $1,035,000 to $1,060,000.

In November 2013, the SSLP’s total available capital was increased from $9.0 billion to $11.0 billion.  In connection with this expansion, GE agreed to make available to the SSLP up to approximately $8.7 billion and the Company agreed to make available to the SSLP up to approximately $2.3 billion.  Investment of any unfunded amount must be approved by an investment committee of the SSLP consisting of representatives of the Company and GE (with approval from a representative of each required).

In November 2013, the Company declared the following dividends: (i) a fourth quarter 2013 dividend of $0.38 per share payable on December 31, 2013 to stockholders of record as of December 16, 2013, (ii) an additional dividend of $0.05 per share payable on December 31, 2013 to stockholders of record as of December 16, 2013 and (iii) another additional dividend of $0.05 per share payable on March 28, 2014 to stockholders of record as of March 14, 2014. Payment of the additional March 2014 dividend is subject to the satisfaction of certain Maryland law requirements.

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

Since our initial public offering on October 8, 2004 through September 30, 2013, our realized gains have exceeded our realized losses by approximately $223 million (excluding the one-time gain on the acquisition of Allied Capital Corporation (the “Allied Acquisition”) and gains/losses from the extinguishment of debt and other assets). For this same time period, our exited investments have resulted in an aggregate cash flow realized internal rate of return to us of approximately 13% (based on original cash invested, net of syndications, of approximately $7.4 billion and total proceeds from such exited investments of approximately $9.0 billion). Approximately 73% of these exited investments resulted in an aggregate cash flow realized internal rate of return to us of 10% or greater. Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized. These internal rates of return results are historical results relating to our past performance and are not necessarily indicative of future results, the achievement of which cannot be assured.

Additionally, since our initial public offering on October 8, 2004 through September 30, 2013, our average annualized net realized gain rate was approximately 1.1% (excluding the one-time gain on the Allied Acquisition and realized gains/losses from the extinguishment of debt and other assets).  Net realized gain/loss rates are the amount of net realized gains/losses in a particular period divided by the average quarterly investments at amortized cost in the same period.

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

PORTFOLIO AND INVESTMENT ACTIVITY

The Company’s investment activity for the three months ended September 30, 2013 and 2012 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the three months ended
(dollar amounts in millions)	September 30, 2013	September 30, 2012
New investment commitments (1):
New portfolio companies	$842.3	$918.9
Existing portfolio companies(2)	289.7	103.4
Total new investment commitments	1,132.0	1,022.3
Less:
Investment commitments exited	391.1	652.6
Net investment commitments	$740.9	$369.7
Principal amount of investments funded:
First lien senior secured loans	$603.7	$771.3
Second lien senior secured loans	134.9	65.9
Subordinated Certificates of the Senior Secured Loan Fund, LLC (the “SSLP”)(3)	182.4	95.5
Senior subordinated debt	—	65.2
Other equity securities	10.7	17.7
Total	$931.7	$1,015.6
Principal amount of investments sold or repaid:
First lien senior secured loans	$190.9	$370.6
Second lien senior secured loans	42.9	140.3
Subordinated Certificates of the SSLP(3)	25.3	—
Senior subordinated debt	106.1	65.4
Collateralized loan obligations	—	15.5
Preferred equity securities	5.5	2.0
Other equity securities	2.1	6.9
Commercial real estate	—	12.1
Total	$372.8	$612.8
Number of new investment commitments (4)	25	22
Average new investment commitment amount	$45.3	$46.5
Weighted average term for new investment commitments (in months)	79	66
Percentage of new investment commitments at floating rates	95%	90%
Percentage of new investment commitments at fixed rates	4%	8%
Weighted average yield of debt and other income producing securities (5):
Funded during the period at amortized cost	9.5%	10.0%
Funded during the period at fair value (6)	9.5%	9.9%
Exited or repaid during the period at amortized cost	10.4%	9.1%
Exited or repaid during the period at fair value (6)	10.3%	9.1%

(1)                                 New investment commitments include new agreements to fund revolving credit facilities or delayed draw loans.

(2)                                Includes investment commitments to the SSLP to make co-investments with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together, “GE”) in first lien senior secured loans of middle market companies of $221.5 million and $95.5 million for the three months ended September 30, 2013 and 2012, respectively.

(3)                                 See “Senior Secured Loan Program” below and Note 4 to our consolidated financial statements for the three and nine months ended September 30, 2013 for more detail on the SSLP.

(4)                                Number of new investment commitments represents each commitment to a particular portfolio company.

(5)                                “Weighted average yield of debt and other income producing securities at amortized cost” is computed as the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt and other income producing securities, divided by (b) total accruing debt and other income producing securities at amortized cost. “Weighted average yield of debt and other income producing securities at fair value” is computed as the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount earned on accruing debt and other income producing securities, divided by (b) total accruing debt and other income producing securities at fair value.

(6)                                Represents fair value for investments in the portfolio as of the most recent prior quarter end, if applicable.

As of September 30, 2013 and December 31, 2012, our investments consisted of the following:

	As of
	September 30, 2013		December 31, 2012
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured loans	$3,377.4	$3,368.4	$2,329.9	$2,321.2
Second lien senior secured loans	1,402.5	1,388.8	1,257.9	1,233.9
Subordinated Certificates of the SSLP(1)	1,568.6	1,593.8	1,237.9	1,263.6
Senior subordinated debt	253.8	214.6	321.3	259.8
Preferred equity securities	232.7	239.6	238.8	250.1
Other equity securities	435.7	567.8	430.4	584.1
Commercial real estate	7.0	12.3	7.3	11.9
	$7,277.7	$7,385.3	$5,823.5	$5,924.6

(1)                                 The proceeds from these certificates were applied to co-investments with GE to fund first lien senior secured loans to 44 and 36 different borrowers as of September 30, 2013 and December 31, 2012, respectively.

The weighted average yields at amortized cost and fair value of the following portions of our portfolio as of September 30, 2013 and December 31, 2012 were as follows:

	As of
	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities	10.6%	10.5%	11.4%	11.3%
Total portfolio	9.6%	9.5%	10.1%	10.0%
Senior term debt	8.6%	8.7%	9.5%	9.6%
First lien senior secured loans	8.3%	8.3%	9.0%	9.0%
Second lien senior secured loans	9.5%	9.6%	10.5%	10.7%
Subordinated Certificates of the SSLP (1)	15.5%	15.3%	15.8%	15.4%
Senior subordinated debt	10.6%	12.6%	11.7%	14.5%
Income producing equity securities	10.2%	9.3%	9.9%	8.8%

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

Set forth below is the grade distribution of our portfolio companies as of September 30, 2013 and December 31, 2012:

	As of
	September 30, 2013				December 31, 2012
	Fair		Number of		Fair		Number of
(dollar amounts in millions)	Value	%	Companies	%	Value	%	Companies	%
Grade 1	$63.4	0.9%	7	4.0%	$75.1	1.3%	9	5.9%
Grade 2	286.4	3.9%	13	7.4%	136.7	2.3%	9	5.9%
Grade 3	6,373.3	86.2%	140	80.0%	5,108.8	86.2%	121	79.7%
Grade 4	662.2	9.0%	15	8.6%	604.0	10.2%	13	8.5%
	$7,385.3	100.0%	175	100.0%	$5,924.6	100.0%	152	100.0%

As of September 30, 2013 and December 31, 2012, the weighted average grade of the investments in our portfolio at fair value was 3.0 and 3.1, respectively.

As of September 30, 2013, loans on non-accrual status represented 2.0% and 1.1% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2012, loans on non-accrual status represented 2.3% and 0.6% of the total investments at amortized cost and at fair value, respectively.

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

As of September 30, 2013 and December 31, 2012, the SSLP had available capital of $9.0 billion of which approximately $7.6 billion and $6.3 billion in aggregate principal amount, respectively, was funded. As of September 30, 2013 and December 31, 2012, the Company had agreed to make available to the SSLP approximately $1.8 billion, of which approximately $1.6 billion and $1.2 billion in aggregate principal amount, respectively, was funded. Investment of any unfunded amount must be approved by the investment committee of the SSLP as described above. See “Recent Developments” as well as Note 15 to our consolidated financial statements for the three and nine months ended September 30, 2013 for more information on the SSLP.

As of September 30, 2013 and December 31, 2012, the SSLP had total assets of $7.6 billion and $6.3 billion, respectively. As of September 30, 2013 and December 31, 2012, GE’s investment in the SSLP consisted of senior notes of $5.8 billion and $4.8 billion, respectively, and SSLP Certificates of $224 million and $178 million, respectively. The SSLP Certificates are junior in right of payment to the senior notes held by GE. As of September 30, 2013 and December 31, 2012, the Company and GE owned 87.5% and 12.5%, respectively, of the outstanding SSLP Certificates.

As of September 30, 2013 and December 31, 2012, the SSLP’s portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies and none of these loans was on non-accrual status. The portfolio companies in the SSLP are in industries similar to the companies in the Company’s portfolio. Additionally, as of September 30, 2013 and December 31, 2012, the SSLP had commitments to fund various delayed draw investments to certain of its portfolio companies of $403 million and $157 million, respectively, which had been approved by the SSLP investment committee.  As of September 30, 2013 and December 31, 2012, the Company had commitments to co-invest in the SSLP for its portion of the SSLP’s commitments to fund such delayed draw investments of up to $74 million and $26 million, respectively.

Below is a summary of the SSLP’s portfolio, followed by a listing of the individual first lien senior secured loans in the SSLP’s portfolio as of September 30, 2013 and December 31, 2012:

	As of
(dollar amounts in millions)	September 30, 2013	December 31, 2012
Total first lien senior secured loans(1)	$7,566.0	$5,998.1
Weighted average yield on first lien senior secured loans(2)	7.5%	8.0%
Number of borrowers in the SSLP	44	36
Largest loan to a single borrower(1)	$323.8	$330.0
Total of five largest loans to borrowers(1)	$1,424.1	$1,441.4

(1)                                 At principal amount.

(2)                                 Computed as the (a) annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

SSLP Loan Portfolio as of September 30, 2013

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount
Access CIG, LLC(2)	Records and information management services provider	10/2017	7.0%	$157.6
ADG, LLC	Dental services	9/2019	8.1%	208.4
AMZ Products Merger Corporation	Specialty chemicals manufacturer	12/2018	6.8%	238.2
Argon Medical Devices, Inc.	Manufacturer and marketer of single-use specialty medical devices	4/2018	6.5%	239.8
BECO Holding Company, Inc.(4)	Wholesale distributor of first response fire protection equipment and related parts	12/2017	8.3%	149.8
Cambridge International, Inc.	Manufacturer of custom designed and engineered metal products	4/2018	8.0%	86.5
CCS Group Holdings, LLC(4)	Correctional facility healthcare operator	4/2016	8.0%	136.6
Chariot Acquisition, LLC	Distributor and designer of aftermarket golf cart parts and accessories	1/2019	7.8%	143.2
CIBT Holdings, Inc.(4)	Expedited travel document processing services	12/2018	6.8%	178.4
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings LLC(2)(4)	Healthcare analysis services provider	3/2017	8.4%	280.6
CWD, LLC	Supplier of automotive aftermarket brake parts	6/2016	10.0%	131.6
Drayer Physical Therapy Institute, LLC	Outpatient physical therapy provider	7/2018	7.5%	137.1
Driven Holdings, LLC(4)	Automotive aftermarket car care franchisor	3/2017	7.0%	159.5
Excelligence Learning Corporation(4)	Developer, manufacturer and retailer of educational products	8/2018	7.8%	174.0
Fleischmann’s Vinegar Company, Inc.	Manufacturer and marketer of industrial vinegar	5/2016	8.0%	74.9
Fox Hill Holdings, LLC	Third party claims administrator on behalf of insurance carriers	6/2018	6.8%	291.0
III US Holdings, LLC	Provider of library automation software and systems	3/2018	7.6%	201.4
Implus Footcare, LLC(4)	Provider of footwear and other accessories	10/2016	9.0%	210.7
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.(2)(4)	Private school operator	6/2015	10.5%	83.1
Intermedix Corporation(3)	Revenue cycle management provider to the emergency healthcare industry	12/2018	6.3%	323.8
iParadigms, LLC	Provider of anti-plagiarism software to the education industry	4/2019	6.5%	164.6
JHP Pharmaceuticals, LLC(4)	Manufacturer of specialty pharmaceutical products	2/2019	6.3%	99.5
Laborie Medical Technologies Corp(4)	Provider of medical diagnostics products	10/2018	6.8%	93.5
LJSS Acquisition, Inc.	Fluid power distributor	10/2017	6.8%	159.8
MWI Holdings, Inc.(2)	Provider of engineered springs, fasteners, and other precision components	3/2019	7.4%	261.5
Noranco Manufacturing (USA) Ltd.	Supplier of complex machined and sheet metal components for the aerospace industry	4/2019	6.8%	136.4
Nordco, Inc.	Designer and manufacturer of railroad maintenance-of-way machinery	8/2019	7.0%	230.0
Oak Parent, Inc.(2)	Manufacturer of athletic apparel	4/2018	7.5%	267.2
Opinionology, LLC and Survey Sampling International LLC	Provider of outsourced data collection to the market research industry	7/2017	8.5%	147.0
Passport Health Communications, Inc.(4)	Healthcare technology provider	5/2019	6.8%	238.4
Penn Detroit Diesel Allison, LLC	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	12/2016	9.0%	59.6
PetroChoice Holdings, LLC	Provider of lubrication solutions	1/2017	10.0%	159.3
Powersport Auctioneer Holdings, LLC(4)	Powersport vehicle auction operator	12/2016	8.5%	37.7
Pregis Corporation, Pregis Intellipack Corp. and Pregis Innovative Packaging Inc.(2)	Provider of highly-customized, tailored protective packaging solutions	3/2017	7.8%	152.8
PSSI Holdings, LLC(2)	Provider of mission-critical outsourced cleaning and sanitation services to the food processing industry	6/2018	6.0%	224.4
Restaurant Technologies, Inc.	Provider of bulk cooking oil management services to the restaurant and fast food service industries	6/2018	7.0%	204.0
Selig Sealing Products, Inc.	Manufacturer of container sealing products for rigid packaging applications	3/2019	6.5%	159.5
Singer Sewing Company	Manufacturer of consumer sewing machines	6/2017	7.3%	197.5
SRS DR Holdco LLC	Provider of software solutions to the automotive industry	7/2019	8.0%	186.0
Strategic Partners, Inc.(4)	Supplier of medical uniforms, specialized medical footwear and accessories	8/2018	7.8%	232.6
Talent Partners G.P. and Print Payroll Services, G.P.	Provider of technology-enabled payroll to the advertising industry	10/2017	8.0%	62.9
The Teaching Company, LLC and The Teaching Company Holdings, Inc.(2)(4)	Education publications provider	3/2017	9.0%	112.1
Universal Services of America, LP	Provider of security officer and guard services	7/2019	6.0%	210.5
WB Merger Sub, Inc.	Importer, distributor and developer of premium wine and spirits	12/2016	9.0%	163.0
				$7,566.0

(1)                                 Represents the weighted average annual stated interest rate as of September 30, 2013. All interest rates are payable in cash.

(2)                                 The Company also holds a portion of this company’s first lien senior secured loan.

(3)                                 The Company also holds this company’s second lien senior secured loan.

(4)                                 The Company holds an equity investment in this company.

SSLP Loan Portfolio as of December 31, 2012

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
Access CIG, LLC(3)	Records and information management services provider	10/2017	7.0%	$152.8	$152.8
ADG, LLC	Dental services	10/2016	8.8%	199.4	199.4
AMZ Products Merger Corporation	Specialty chemicals manufacturer	12/2018	6.8%	240.0	240.0
BECO Holding Company, Inc.(5)	Wholesale distributor of first response fire protection equipment and related parts	12/2017	8.3%	160.0	160.0
Cambridge International, Inc.	Manufacturer of custom designed and engineered metal products	4/2018	8.0%	88.3	83.9
CCS Group Holdings, LLC(5)	Correctional facility healthcare operator	4/2016	8.0%	142.8	142.8
Chariot Acquisition, LLC	Distributor and designer of aftermarket golf cart parts and accessories	1/2018	8.8%	146.8	146.8
CIBT Holdings, Inc.(5)	Expedited travel document processing services	12/2017	8.5%	146.4	146.4
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings LLC(3)(5)	Healthcare analysis services provider	3/2017	7.8%	284.9	273.5
CWD, LLC	Supplier of automotive aftermarket brake parts	3/2014	8.8%	119.8	110.2
Drayer Physical Therapy Institute, LLC	Outpatient physical therapy provider	7/2018	7.5%	138.1	138.1
Driven Holdings, LLC(5)	Automotive aftermarket car care franchisor	3/2017	7.0%	160.4	160.4
Excelligence Learning Corporation(5)	Developer, manufacturer and retailer of educational products	8/2016	8.0%	115.8	115.8
Fleischmann’s Vinegar Company, Inc.	Manufacturer and marketer of industrial vinegar	5/2016	8.9%	59.6	59.6
Fox Hill Holdings, LLC	Third party claims administrator on behalf of insurance carriers	12/2017	8.0%	292.5	292.5
III US Holdings, LLC	Provider of library automation software and systems	3/2018	7.6%	202.9	202.9
Implus Footcare, LLC(5)	Provider of footwear and other accessories	10/2016	9.5%	178.0	178.0
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.(5)	Private school operator	6/2015	10.5%	165.6	165.6
Intermedix Corporation(4)	Revenue cycle management provider to the emergency healthcare industry	12/2018	6.3%	330.0	330.0
LJSS Acquisition, Inc.	Fluid power distributor	9/2017	6.8%	163.9	163.9
MWI Holdings, Inc.(3)	Highly engineered springs, fasteners, and other precision components	6/2017	8.0%	251.2	251.2
Nordco, Inc.	Designer and manufacturer of railroad maintenance-of-way machinery	6/2016	7.0%	113.2	113.2
Oak Parent, Inc.(3)	Manufacturer of athletic apparel	4/2018	8.0%	282.8	282.8
Opinionology, LLC and Survey Sampling International LLC	Provider of outsourced data collection to the market research industry	7/2017	8.5%	152.3	152.3
Penn Detroit Diesel Allison, LLC	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	12/2016	9.0%	65.3	65.3
PetroChoice Holdings, LLC	Provider of lubrication solutions	1/2017	10.0%	162.4	162.4
Power Buyer, LLC	Provider of emergency maintenance services for power transmission, distribution, and substation infrastructure	12/2018	8.8%	208.0	208.0
Powersport Auctioneer Holdings, LLC(5)	Powersport vehicle auction operator	12/2016	8.5%	40.7	40.7
Pregis Corporation, Pregis Intellipack Corp. and Pregis Innovative Packaging Inc.(3)	Provider of highly-customized and tailored protective packaging solutions	3/2017	7.8%	125.9	125.9
PSSI Holdings, LLC	Provider of mission-critical outsourced cleaning and sanitation services to the food processing industry	6/2017	6.8%	161.7	161.7
Selig Sealing Products, Inc.	Manufacturer of container sealing products for rigid packaging applications	7/2018	7.8%	169.6	169.6
Singer Sewing Company	Manufacturer of consumer sewing machines	6/2017	7.3%	199.0	199.0
Strategic Partners, Inc(5).	Supplier of medical uniforms, specialized medical footwear and accessories	8/2018	7.8%	234.4	234.4
Talent Partners G.P. and Print Payroll Services, G.P.	Provider of technology-enabled payroll to the advertising industry	10/2017	8.0%	65.5	65.5
The Teaching Company, LLC and The Teaching Company Holdings, Inc.(3)(5)	Education publications provider	3/2017	9.0%	113.9	113.9
WB Merger Sub, Inc.	Importer, distributor and developer of premium wine and spirits	12/2016	9.0%	164.2	164.2
				$5,998.1	$5,972.7

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

The amortized cost and fair value of the SSLP Certificates held by the Company were $1.6 billion and $1.6 billion, respectively, as of September 30, 2013 and $1.2 billion and $1.3 billion, respectively, as of December 31, 2012. The SSLP Certificates pay a weighted average contractual coupon of three month LIBOR plus approximately 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the underlying loan portfolio, which may result in a return to the holders of the SSLP Certificates that is greater than both the contractual coupon on the SSLP Certificates as well as the weighted average yield on the SSLP’s portfolio of  7.5% and  8.0% as of September 30, 2013 and December 31, 2012, respectively. The Company’s yield on its investment in the SSLP at fair value was 15.3% and 15.4% as of September 30, 2013 and December 31, 2012, respectively. For the three and nine months ended September 30, 2013, the Company earned interest income of $59.2 million and $161.2 million, respectively, from its investment in the SSLP Certificates. For the three and nine months ended September 30, 2012, the Company earned interest income of $47.5 million and $135.2 million, respectively, from its investment in the SSLP Certificates.

The Company is also entitled to certain fees in connection with the SSLP. For the three and nine months ended September 30, 2013, in connection with the SSLP, the Company earned capital structuring service, sourcing and other fees totaling $19.9 million and $42.8 million, respectively. For the three and nine months ended September 30, 2012, in connection with the SSLP, the Company earned capital structuring service, sourcing and other fees totaling $13.3 million and $39.0 million, respectively.

Effective March 30, 2012, Ares Capital Management assumed from the Company the role of co-manager of the SSLP. However, this change did not impact the Company’s economics in respect of its participation in the SSLP and Ares Capital Management does not receive any remuneration in respect of its co-manager role.

Selected financial information for the SSLP as of and for the year ended December 31, 2012 is as follows:

As of and for the Year Ended
(in millions)	December 31, 2012
Selected Balance Sheet Information:
Investments in loans receivable, net of discount for loan origination fees	$5,952.3
Cash and other assets	$369.2
Total assets	$6,321.5

Senior notes	$4,840.4
Other liabilities	$46.9
Total liabilities	$4,887.3
Subordinated certificates and members’ capital	$1,434.2
Total liabilities and members’ capital	$6,321.5

Selected Statement of Operations Information:
Total revenues	$479.4
Total expenses	$258.7
Net income	$220.7

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2013 and 2012

Operating results for the three and nine months ended September 30, 2013 and 2012 were as follows:

	For the three months ended		For the nine months ended
(in millions)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Total investment income	$246.8	$190.6	$648.0	$535.8
Total expenses	116.6	99.1	317.4	273.8
Net investment income before income taxes	130.2	91.5	330.6	262.0
Income tax expense, including excise tax	4.0	2.0	11.7	7.6
Net investment income	126.2	89.5	318.9	254.4
Net realized gains (losses) on investments	9.0	27.7	29.3	(18.9)
Net unrealized gains on investments	5.6	19.4	6.4	100.2
Realized loss on extinguishment of debt	—	—	—	(2.7)
Net increase in stockholders’ equity resulting from operations	$140.8	$136.6	$354.6	$333.0

Net income can vary substantially from period to period due to various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

	For the three months ended		For the nine months ended
(in millions)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest income from investments	$169.6	$144.6	$471.8	$415.5
Capital structuring service fees	31.6	29.6	61.7	68.5
Dividend income	34.8	9.4	82.7	27.6
Management and other fees	5.4	4.7	14.9	14.1
Other income	5.4	2.3	16.9	10.1
Total investment income	$246.8	$190.6	$648.0	$535.8

The increase in interest income from investments for the three months ended September 30, 2013 from the comparable period in 2012 was primarily due to the increase in the size of the portfolio, which increased from an average of $5.6 billion at amortized cost for the three months ended September 30, 2012 to an average of $7.0 billion at amortized cost for the comparable period in 2013. The increase in capital structuring fees for the three months ended September 30, 2013 as compared to the comparable period in 2012 was primarily due to the increase in new investment commitments, which increased from $1.0 billion for the three months ended September 30, 2012 to $1.1 billion for the comparable period in 2013, offset by the decrease in the average capital structuring fees received as a percentage of total new commitments, which decreased from 2.9% for the three months ended September 30, 2012 to 2.8% for the three months ended September 30, 2013.  For the three months ended September 30, 2013, dividend income included $25.0 million in dividend payments from Ivy Hill Asset Management, L.P. (“IHAM”) as compared to $5.1 million for the comparable period in 2012. The dividend income from IHAM for the three months ended September 30, 2013 included an additional dividend of $15.0 million that was paid in addition to the quarterly dividend generally paid by IHAM. IHAM paid the additional dividend out of accumulated earnings that had previously been retained by IHAM.  Also during the three months ended September 30, 2013, we received $5.2 million in other non-recurring dividends compared to none received for the comparable period in 2012.  The increase in other income for the three months ended September 30, 2013 from the comparable period in 2012 was primarily attributable to higher amendment fees.

The increase in interest income from investments for the nine months ended September 30, 2013 from the comparable period in 2012, was primarily due to the increase in the size of the portfolio, which increased from an average of $5.4 billion at amortized cost for the nine months ended September 30, 2012 to an average of $6.4 billion at amortized cost for the comparable period in 2013. Even though new investment commitments increased from $2.1 billion for the nine months ended September 30, 2012 to $2.7 billion for the comparable period in 2013, capital structuring service fees decreased for the nine months ended September 30, 2013 as compared to 2012 primarily due to the decrease in the average capital structuring service fees received as a percentage of total new investment commitments, which decreased from 3.2% in 2012 to 2.3% in 2013.  For the nine months ended September 30, 2013, dividend income included $62.4 million in dividend payments from IHAM as compared to $14.6 million for the comparable period in 2012. The dividend income from IHAM for the nine months ended September 30, 2013 included additional dividends of $32.4 million in addition to the quarterly dividends generally paid by IHAM. IHAM paid the additional dividends out of accumulated earnings that had previously been retained by IHAM. Also during the nine months ended September 30, 2013, we received $6.6 million in other non-recurring dividends compared to $0.3 million received for the comparable period in 2012.  The increase in other income for the nine months ended September 30, 2013 was primarily attributable to higher amendment fees.

Operating Expenses

	For the three months ended		For the nine months ended
(in millions)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest and credit facility fees	$44.4	$35.7	$124.0	$103.5
Base management fees	27.5	22.3	75.6	63.1
Incentive fees related to pre-incentive fee net investment income	32.3	24.7	81.5	67.5
Incentive fees related to capital gains per GAAP	2.9	9.4	7.2	15.7
Professional fees	3.1	1.9	10.0	9.2
Administrative fees	3.3	2.3	8.6	6.8
Other general and administrative	3.1	2.8	10.5	8.0
Total expenses	$116.6	$99.1	$317.4	$273.8

Interest and credit facility fees for the three and nine months ended September 30, 2013 and 2012, were comprised of the following:

	For the three months ended		For the nine months ended
(in millions)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Stated interest expense	$36.0	$28.6	$97.7	$81.9
Facility fees	1.4	1.2	5.8	3.7
Amortization of debt issuance cost	3.5	3.1	10.4	9.7
Accretion of discount on notes payable	3.5	2.8	10.1	8.2
Total interest and credit facility fees	$44.4	$35.7	$124.0	$103.5

Stated interest expense for the three months ended September 30, 2013 increased from the comparable period in 2012 primarily due to the increase in the average principal amount of debt outstanding. For the three months ended September 30, 2013, we had $2.9 billion in average principal debt outstanding as compared to $2.3 billion for the comparable period in 2012, and the weighted average stated interest rate on our outstanding debt was 5.0% for each of the three months ended September 30, 2013 and 2012.

Stated interest expense for the nine months ended September 30, 2013 increased from the comparable period in 2012 due to the increase in the average principal amount of debt outstanding and an increase in the weighted average stated interest rate.  For the nine months ended September 30, 2013, we had $2.5 billion in average principal debt outstanding as compared to $2.2 billion for the comparable period in 2012, and the weighted average stated interest rate on our outstanding debt was 5.3% for the nine months ended September 30, 2013 as compared to 5.0% for the comparable period in 2012. The higher weighted average stated interest rate for the nine months ended September 30, 2013 relates to having borrowed, on a relative basis, less from our lower-cost floating rate revolving debt facilities and having more fixed rate term debt outstanding.

The increase in base management fees and incentive fees related to pre-incentive fee net investment income for the three and nine months ended September 30, 2013 from the comparable periods in 2012 were primarily due to the increase in the size of the portfolio and in the case of incentive fees, the related increase in pre-incentive fee net investment income.

For the three and nine months ended September 30, 2013, the capital gains incentive fee expense accrual calculated in accordance with GAAP was $2.9 million and $7.2 million, respectively. For the three and nine months ended September 30, 2012, the capital gains incentive fee expense accrued under GAAP was $9.4 million and $15.7 million, respectively. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of September 30, 2013, the total capital gains incentive fee accrual calculated in accordance with GAAP was $76.4 million (included in management and incentive fees payable in the consolidated balance sheet).  However, as of September 30, 2013, there was no capital gains fee actually payable under our investment advisory and management agreement. See Note 3 to the Company’s consolidated financial statements for the three and nine months ended September 30, 2013 for more information on the base management and incentive fees.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company accrues excise tax on estimated excess taxable income as such taxable income is earned. For the three and nine months ended September 30, 2013, a net expense of $2.8 million and $8.8 million was recorded for U.S. federal excise tax, respectively. For the three and nine months ended September 30, 2012, a net expense of $1.7 million and $5.7 million was recorded for U.S. federal excise tax, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and nine months ended September 30, 2013, we recorded a tax expense of approximately $1.2 million and $2.9 million, respectively, for these subsidiaries. For the three and nine months ended September 30, 2012, we recorded a tax expense of approximately $0.3 million and $1.9 million, respectively, for these subsidiaries.

Net Realized Gains/Losses

During the three months ended September 30, 2013, the Company had $381.7 million of sales, repayments or exits of investments resulting in $8.9 million of net realized gains. These sales, repayments or exits included $104.8 million of investments sold to Ivy Hill Asset Management, L.P. (“IHAM”), a wholly owned portfolio company of the Company, and certain vehicles managed by IHAM.  A net realized loss of $0.2 million was recorded on these transactions. See Note 12 to the Company’s consolidated financial statements for the three and nine months ended September 30, 2013 for more detail on IHAM and its managed vehicles. Net realized gains of $8.9 million on investments were comprised of $50.8 million of gross realized gains and $41.9 million of gross realized losses.

The realized gains and losses on investments during the three months ended September 30, 2013 consisted of the following:

(in millions)	Net Realized
Portfolio Company	Gains (Losses)
Component Hardware Group, Inc.	$17.7
Financial Pacific Company	17.6
Tradesmen International, Inc.	10.0
Senior Secured Loan Fund LLC	1.8
Matrixx Initiatives, Inc.	1.6
eInstruction Corporation	(40.3)
Other, net	0.5
Total	$8.9

During the three months ended September 30, 2012, the Company had $629.4 million of sales, repayments or exits of investments resulting in $27.7 million of net realized gains. These sales, repayments or exits included $146.0 million of investments sold to IHAM and certain vehicles managed by IHAM.  A net realized gain of $2.9 million was recorded on these transactions. Net realized gains of $27.7 million on investments were comprised of $39.6 million of gross realized gains and $11.9 million of gross realized losses.

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

During the nine months ended September 30, 2013, the Company had $1,017.8 million of sales, repayments or exits of investments resulting in $29.3 million of net realized gains. These sales, repayments or exits included $139.8 million of investments sold to IHAM or certain funds managed by IHAM. A net realized loss of $0.1 million was recorded on these transactions. Net realized gains on investments were comprised of $72.1 million of gross realized gains and $42.8 million of gross realized losses.

The realized gains and losses on investments during the nine months ended September 30, 2013 consisted of the following:

(in millions)	Net Realized
Portfolio Company	Gains (Losses)
Component Hardware Group, Inc.	$17.7
Financial Pacific Company	17.6
Tradesmen International, Inc.	10.0
Performant Financial Corporation	8.6
Senior Secured Loan Fund LLC	5.4
Performance Food Group, Inc.	4.1
BenefitMall Holdings Inc.	2.0
Matrixx Initiatives, Inc.	1.7
Promo Works, LLC	(1.0)
eInstruction Corporation	(40.3)
Other, net	3.5
Total	$29.3

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

During the nine months ended September 30, 2012, in connection with the repayment in full of the $60 million aggregate principal amount of the Company’s asset-backed notes issued under its 2006 debt securitization ahead of their scheduled maturities, $2.7 million of unamortized debt issuance costs were expensed and recorded as a realized loss on the extinguishment of debt.

Net Unrealized Gains/Losses

We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses. For the three and nine months ended September 30, 2013 and 2012, net unrealized gains and losses for the Company’s portfolio were comprised of the following:

	For the three months ended		For the nine months ended
(in millions)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Unrealized appreciation	$35.4	$76.8	$82.5	$154.3
Unrealized depreciation	(24.3)	(50.8)	(76.0)	(114.4)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses(1)	(5.5)	(6.6)	—	60.3
Total net unrealized gains	$5.6	$19.4	$6.5	$100.2

(1)         The net unrealized (appreciation) depreciation reversal related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

The changes in unrealized appreciation and depreciation during the three months ended September 30, 2013 consisted of the following:

Net Unrealized
(in millions)	Appreciation
Portfolio Company	(Depreciation)
CitiPostal Inc.	$4.0
Orion Foods, LLC	3.4
Community Education Centers, Inc.	3.3
Senior Secured Loan Fund LLC	2.7
HCPro, Inc.	(2.1)
UL Holding Co., LLC	(3.1)
Insight Pharmaceuticals Corporation	(3.1)
ELC Acquisition Corp.	(3.5)
Competitor Group, Inc.	(3.5)
Other, net	13.0
Total	$11.1

The changes in unrealized appreciation and depreciation during the three months ended September 30, 2012 consisted of the following:

Net Unrealized
(in millions)	Appreciation
Portfolio Company	(Depreciation)
Reed Group, Ltd.	$9.8
Senior Secured Loan Fund LLC	8.7
Firstlight Financial Corporation	8.4
Ivy Hill Asset Management, L.P.	6.6
Diversified Collections Services, Inc.	6.1
Stag-Parkway, Inc.	5.7
ELC Acquisition Corp.	3.5
AWTP, LLC	3.4
ADF Capital, Inc.	3.0
R3 Education, Inc.	2.9
NPH, Inc	(2.1)
Imperial Capital Group LLC	(2.4)
Orion Foods, LLC	(3.7)
UL Holding Co., LLC	(5.6)
MVL Group, Inc.	(18.6)
Other, net	0.3
Total	$26.0

The changes in unrealized appreciation and depreciation during the nine months ended September 30, 2013 consisted of the following:

Net Unrealized
(in millions)	Appreciation
Portfolio Company	(Depreciation)
Orion Foods, LLC	$7.0
10th Street, LLC	6.8
Senior Secured Loan Fund LLC	6.1
Imperial Capital Private Opportunities, LP	4.7
Community Education Centers, Inc.	4.0
American Broadband Communications, LLC	3.7
AWTP, LLC	3.3
The Dwyer Group	3.1
Apple & Eve, LLC	2.8
Waste Pro USA, Inc	2.8
CT Technologies Intermediate Holdings, Inc.	2.7
Matrixx Initiatives, Inc.	2.3
Hojeij Branded Foods, Inc.	2.1
Woodstream Corporation	(2.1)
Insight Pharmaceuticals Corporation	(2.4)
The Step2 Company, LLC	(2.6)
HCPro, Inc.	(3.3)
ADF Capital, Inc.	(3.4)
Campus Management Corp.	(4.6)
Ciena Capital LLC	(5.7)
Competitor Group, Inc.	(7.7)
UL Holding Co., LLC	(15.3)
Ivy Hill Asset Management, L.P.	(18.8)
Other	21.0
Total	$6.5

The changes in unrealized appreciation and depreciation during the nine months ended September 30, 2012 consisted of the following:

Net Unrealized
(in millions)	Appreciation
Portfolio Company	(Depreciation)
Ivy Hill Asset Management, L.P.	$17.0
Firstlight Financial Corporation	15.9
Stag-Parkway, Inc.	13.7
ADF Capital, Inc.	11.8
Senior Secured Loan Fund LLC	10.5
Reed Group, Ltd	10.0
Diversified Collections Services, Inc.	7.1
AWTP, LLC	5.4
R3 Education, Inc.	4.9
The Dwyer Group	4.2
Financial Pacific Company	3.5
ELC Acquisition Corp.	3.3
Waste Pro USA, Inc	2.8
Tripwire, Inc.	2.6
Tradesmen International, Inc.	2.6
ICSH, Inc.	2.2
AllBridge Financial, LLC	2.0
UL Holding Co., LLC	(2.0)
Apple & Eve, LLC	(2.2)
Insight Pharmaceuticals Corporation	(2.3)
OnCURE Medical Corp.	(3.1)
HCP Acquisition Holdings, LLC	(3.2)
Matrixx Initiatives, Inc.	(4.0)
Things Remembered Inc.	(4.4)
Community Education Centers, Inc.	(4.5)
RE Community Holdings II, Inc.	(5.6)
CT Technologies Intermediate Holdings, Inc.	(5.8)
American Broadband Communications, LLC.	(11.3)
Orion Foods, LLC	(13.0)
eInstruction Corporation	(16.7)
MVL Group, Inc.	(23.1)
Other, net	21.6
Total	$39.9

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated primarily from the net proceeds of public offerings of equity and debt securities, advances from the Revolving Credit Facility, the Revolving Funding Facility and the SMBC Funding Facility (each as defined below and together, the “Facilities”), net proceeds from the issuance of other securities, including convertible unsecured notes, as well as cash flows from operations.

As of September 30, 2013, the Company had $135.5 million in cash and cash equivalents and $3.1 billion in total debt outstanding at carrying value ($3.2 billion at principal amount). Subject to leverage and borrowing base restrictions, the Company had approximately $1.1 billion available for additional borrowings under the Facilities as of September 30, 2013.

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

Equity Issuances

The following table summarizes the total shares issued and proceeds we received in underwritten public offerings of our common stock net of underwriting and offering costs for the nine months ended September 30, 2013:

				Proceeds net of
		Offering price		underwriting and
(in millions, except per share data)	Shares issued	per share		offering costs
April 2013 public offering	19.1	$17.43	(1)	$333.2
Total for the nine months ended September 30, 2013	19.1			$333.2

(1)         The shares were sold to the underwriters for a price of $17.43 per share, which the underwriters were then permitted to sell at variable prices.

As of September 30, 2013, total equity market capitalization for the Company was $4.6 billion compared to $4.4 billion as of December 31, 2012.

See “Recent Developments” as well as Note 15 to our consolidated financial statements for the three and nine months ended September 30, 2013 for more information on an equity offering completed subsequent to September 30, 2013.

Debt Capital Activities

Our debt obligations consisted of the following as of September 30, 2013 and December 31, 2012:

	As of
	September 30, 2013					December 31, 2012
	Total					Total
	Aggregate					Aggregate
	Principal					Principal
	Amount					Amount
	Available/		Principal	Carrying		Available/	Principal	Carrying
(in millions)	Outstanding(1)		Amount	Value		Outstanding(1)	Amount	Value
Revolving Credit Facility	$1,035.0	(2)	$535.0	$535.0		$900.0	$—	$—
Revolving Funding Facility	620.0	(3)	402.0	402.0		620.0	300.0	300.0
SMBC Funding Facility	400.0		—	—		400.0	—	—
February 2016 Convertible Notes	575.0		575.0	554.4	(4)	575.0	575.0	548.5	(4)
June 2016 Convertible Notes	230.0		230.0	221.0	(4)	230.0	230.0	218.8	(4)
2017 Convertible Notes	162.5		162.5	159.0	(4)	162.5	162.5	158.3	(4)
2018 Convertible Notes	270.0		270.0	263.8	(4)	270.0	270.0	262.8	(4)
2019 Convertible Notes	300.0		300.0	295.1	(4)	—	—	—
February 2022 Notes	143.8		143.8	143.8		143.8	143.8	143.8
October 2022 Notes	182.5		182.5	182.5		182.5	182.5	182.5
2040 Notes	200.0		200.0	200.0		200.0	200.0	200.0
2047 Notes	230.0		230.0	181.3	(5)	230.0	230.0	181.2	(5)
	$4,348.8		$3,230.8	$3,137.9		$3,913.8	$2,293.8	$2,195.9

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

(4)                                 Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes less the unaccreted discount initially recorded upon issuance of the Convertible Unsecured Notes. The total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible and the 2019 Convertible Notes was $20.6 million, $9.0 million, $3.5 million, $6.2 million and $4.9 million, respectively, as of September 30, 2013. The total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes and the 2018 Convertible Notes was $26.5 million, $11.2 million, $4.2 million and $7.2 million, respectively, as of December 31, 2012.

(5)                                 Represents the aggregate principal amount outstanding less the unaccreted purchased discount.  The total unaccreted purchased discount on the 2047 Notes was $48.7 million and $48.8 million as of September 30, 2013 and December 31, 2012.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all our debt outstanding as of September 30, 2013 were 4.7% and 7.8 years, respectively and as of December 31, 2012 were 5.5% and 9.8 years, respectively. The ratio of total carrying value of debt outstanding to stockholders’ equity as of September 30, 2013 was 0.71:1.00 compared to 0.55:1.00 as of December 31, 2012.

In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowing. As of September 30, 2013, our asset coverage was 240%.

Revolving Credit Facility

In December 2005, we entered into a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), which as of September 30, 2013 allows us to borrow up to $1,035 million at any one time outstanding. The end of the revolving period and the stated maturity date for the Revolving Credit Facility are May 4, 2017 and May 4, 2018, respectively. The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $1.4 billion. The interest rate charged on the Revolving Credit Facility is based on LIBOR plus an applicable spread of 2.00% or a “base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 1.00%. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of September 30, 2013 the principal amount outstanding under the Revolving Credit Facility was $535.0 million and we were in compliance in all material respects with the terms of the Revolving Credit Facility. See “Recent Developments”, as well as Note 15 to our consolidated financial statements for the three and nine months ended September 30, 2013 for more information on the Revolving Credit Facility.

Revolving Funding Facility

In October 2004, we established through Ares Capital CP, a revolving funding facility (as amended, the “Revolving Funding Facility”), which allows Ares Capital CP to borrow up to $620 million at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and its membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are April 18, 2015 and April 18, 2017, respectively. The Revolving Funding Facility also provides for a feature that allows, under certain circumstances, for an increase in the size of the facility to a maximum of $865 million. The interest rate charged on the Revolving Funding Facility is one month LIBOR plus an applicable spread ranging from 2.25% to 2.50% over LIBOR and ranging from 1.25% to 1.50% over “base rate,” (as defined in the agreements governing the Revolving Funding Facility) in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the facility. Additionally, we are required to pay a commitment fee of between 0.50% and 1.75% depending on the size of the unused portion of the Revolving Funding Facility. As of September 30, 2013, the principal amount outstanding under the Revolving Funding Facility was $402.0 million and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

SMBC Funding Facility

In January 2012, we established through our consolidated subsidiary, Ares Capital JB Funding LLC, (“ACJB”), a revolving funding facility (as amended, the “SMBC Funding Facility”), which allows ACJB to borrow up to $400 million at any one time outstanding. The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility are September 14, 2015 and September 14, 2020, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement.  The interest rate charged on the SMBC Funding Facility is based on one month LIBOR plus an applicable spread of 2.125% or a “base rate” (as defined in the agreements governing the SMBC Funding Facility) plus an applicable spread of 1.125%. ACJB was not required to pay a commitment fee until September 15, 2013, after which time ACJB is required to pay a commitment fee of 0.50% depending on the size of the unused portion of the SMBC Funding Facility. As of September 30, 2013, there were no amounts outstanding under the SMBC Funding Facility and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

Convertible Unsecured Notes

In January 2011, we issued $575 million aggregate principal amount of unsecured convertible senior notes that mature on February 1, 2016 (the “February 2016 Convertible Notes”), unless previously converted or repurchased in accordance with their terms. In March 2011, we issued $230 million aggregate principal amount of unsecured convertible senior notes that mature on June 1, 2016 (the “June 2016 Convertible Notes”), unless previously converted or repurchased in accordance with their terms. In March 2012, we issued $162.5 million aggregate principal amount of unsecured convertible senior notes that mature on March 15, 2017 (the “2017 Convertible Notes”), unless previously converted or repurchased in accordance with their terms. In the fourth quarter of 2012, we issued $270.0 million aggregate principal amount of unsecured convertible senior notes that mature on January 15, 2018 (the “2018 Convertible Notes”), unless previously converted or repurchased in accordance with their terms.  In July 2013, we issued $300.0 million aggregate principal amount of unsecured convertible senior notes that mature on January 15, 2019 (the “2019 Convertible Notes” and together with the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes and the 2018 Convertible Notes, the “Convertible Unsecured Notes”), unless previously converted or repurchased in accordance with their terms. We do not have the right to redeem the Convertible Unsecured Notes prior to maturity. The February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes bear interest at a rate of 5.750%, 5.125%, 4.875% , 4.750% and 4.375%, respectively, per year, payable semi-annually.

In certain circumstances, the Convertible Unsecured Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at their respective conversion rates (listed below as of September 30, 2013) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the respective Convertible Unsecured Notes Indenture. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if we engage in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require us to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes are listed below.

	February 2016	June 2016	2017	2018	2019
	Convertible Notes	Convertible Notes	Convertible Notes	Convertible Notes	Convertible Notes
Conversion premium	17.5%	17.5%	17.5%	17.5%	15.0%
Closing stock price at issuance	$16.28	$16.20	$16.46	$16.91	$17.53
Closing stock price date	January 19, 2011	March 22, 2011	March 8, 2012	October 3, 2012	July 15, 2013
Conversion price as of September 30, 2013(1)	$18.80	$18.70	$19.18	$19.81	$20.16
Conversion rate as of September 30, 2013 (shares per one thousand dollar principal amount)(1)	53.2047	53.4674	52.1509	50.4731	49.6044
Conversion dates	August 15, 2015	December 15, 2015	September 15, 2016	July 15, 2017	July 15, 2018

(1) Represents conversion price and conversion rate, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

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

As of September 30, 2013 we were in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures and the indentures governing the Unsecured Notes.

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

See Note 5 to our consolidated financial statements for the three and nine months ended September 30, 2013 for more detail on the Company’s debt obligations.

OFF BALANCE SHEET ARRANGEMENTS

The Company has various commitments to fund investments in its portfolio, as described below.

As of September 30, 2013 and December 31, 2012, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company’s discretion:

	As of
(in millions)	September 30, 2013	December 31, 2012
Total revolving and delayed draw commitments	$710.2	$441.6
Less: funded commitments	(92.5)	(82.1)
Total unfunded commitments	617.7	359.5
Less: commitments substantially at discretion of the Company	(16.0)	(6.0)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(2.3)	(0.6)
Total net adjusted unfunded revolving and delayed draw commitments	$599.4	$352.9

Included within the total revolving and delayed draw commitments as of September 30, 2013 were commitments to issue up to $36.9 million in standby letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2013, the Company had $14.5 million in standby letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. In addition to these letters of credit included as a part of the total revolving and delayed draw commitments to portfolio companies, as of September 30, 2013 the Company also had $27.0 of standby letters of credit issued and outstanding on behalf of other portfolio companies.  For all these standby letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. None of these letters of credit issued and outstanding are recorded as a liability on the Company’s balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit, $2.1 million expire in 2013 and $39.4 million expire in 2014.

As of September 30, 2013 and December 31, 2012, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of
(in millions)	September 30, 2013	December 31, 2012
Total private equity commitments	$60.5	$131.0
Less: funded private equity commitments	(12.0)	(66.5)
Total unfunded private equity commitments	48.5	64.5
Less: private equity commitments substantially at discretion of the Company	(43.2)	(53.1)
Total net adjusted unfunded private equity commitments	$5.3	$11.4

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

As of September 30, 2013, one of the Company’s portfolio companies, Ciena Capital LLC (“Ciena”), had one non-recourse securitization Small Business Administration (“SBA”) loan warehouse facility, which has reached its maturity date but remains outstanding. Ciena is working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. Allied Capital Corporation (“Allied Capital”) had previously issued a performance guaranty (which Ares Capital succeeded to as a result of the Allied Acquisition) whereby Ares Capital must indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse facility. As of September 30, 2013, there were no known issues or claims with respect to this performance guaranty.

RECENT DEVELOPMENTS

In October 2013, we completed a public equity offering (the “October 2013 Offering”) pursuant to which we sold 12,650,000 shares of common stock at a price of $16.98 per share to the participating underwriters. Total proceeds from the October 2013 Offering, net of estimated offering expenses payable by us, were approximately $214.2 million. We used the net proceeds of the October 2013 Offering to repay certain outstanding indebtedness under our debt facilities and for general corporate purposes, which included investing in portfolio companies in accordance with our investment objective.

In October 2013, we increased total commitments of the Revolving Credit Facility from $1,035 million to $1,060 million.

In November 2013, the SSLP’s total available capital was increased from $9.0 billion to $11.0 billion.  In connection with this expansion, GE agreed to make available to the SSLP up to approximately $8.7 billion and we agreed to make available to the SSLP up to approximately $2.3 billion.  Investment of any unfunded amount must be approved by an investment committee of the SSLP consisting of representatives of Ares Capital and GE (with approval from a representative of each required).

In November 2013, we declared the following dividends: (i) a fourth quarter 2013 dividend of $0.38 per share payable on December 31, 2013 to stockholders of record as of December 16, 2013, (ii) an additional dividend of $0.05 per share payable on December 31, 2013 to stockholders of record as of December 16, 2013 and (iii) another additional dividend of $0.05 per share payable on March 28, 2014 to stockholders of record as of March 14, 2014. Payment of the additional March 2014 dividend is subject to the satisfaction of certain Maryland law requirements.

From October 1, 2013 through October 31, 2013, we made new investment commitments of $211 million, of which $200 million were funded. Of these new commitments, 47% were in senior subordinated debt, 36% were in first lien senior secured loans, 16% were investments in subordinated certificates of the SSLP to make co-investments with GE in first lien senior secured loans through the SSLP and 1% were in other equity securities. Of the $211 million of new investment commitments, 52% were floating rate, 47% were fixed rate and 1% were non-interest bearing. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 10.6%. We may seek to syndicate a portion of these new investment commitments, although there can be no assurance that we will be able to do so.

From October 1, 2013 through October 31, 2013, we exited $91 million of investment commitments. Of these investment commitments, 76% were first lien senior secured loans, 14% were investments in subordinated certificates of the SSLP, 5% were second lien senior secured loans, 3% were other equity securities, 1% were preferred equity securities and 1% were senior subordinated debt. Of the $91 million of exited investment commitments, 88% were floating rate, 5% were on non-accrual status, 4% were non-interest bearing and 3% were fixed rate. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was 9.4%. On the $91 million of investment commitments exited from October 1, 2013 through October 31, 2013, we recognized total net realized gains of approximately $1 million.

In addition, as of October 31, 2013, we had an investment backlog and pipeline of approximately $390 million and $930 million, respectively. Investment backlog includes transactions approved by our investment adviser’s investment committee and/or for which a formal mandate, letter of intent or signed commitment has been issued, and therefore we believe are likely to close. Investment pipeline includes transactions where due diligence and analysis are in process, but no formal mandate, letter of intent or signed commitment has been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may syndicate a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will syndicate any portion of these investments.

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

As of September 30, 2013, approximately 82% of the investments at fair value in our portfolio bore interest at variable rates, approximately 9% bore interest at fixed rates, approximately 8% were non-interest earning and approximately 1% were on non-accrual status. Additionally, for the variable rate investments, approximately 73% of these investments contained interest rate floors (representing approximately 60% of total investments at fair value). The Facilities all bear interest at variable rates with no interest rate floors, while the Convertible Unsecured Notes and the Unsecured Notes bear interest at fixed rates.

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

Based on our September 30, 2013 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions)	Interest	Interest	Net
Basis Point Change	Income	Expense	Income (1)
Up 300 basis points	$96.1	$28.1	$68.0
Up 200 basis points	$37.9	$18.7	$19.2
Up 100 basis points	$(13.9)	$9.4	$(23.3)
Down 100 basis points	$6.1	$(1.7)	$7.8
Down 200 basis points	$6.0	$(1.7)	$7.7
Down 300 basis points	$6.0	$(1.7)	$7.7

(1)  Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2013 for more information on the incentive fee.

Based on our December 31, 2012 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions)	Interest	Interest	Net
Basis Point Change	Income	Expense	Income (1)
Up 300 basis points	$62.8	$9.0	$53.8
Up 200 basis points	$22.1	$6.0	$16.1
Up 100 basis points	$(14.8)	$3.0	$(17.8)
Down 100 basis points	$5.8	$(0.6)	$6.4
Down 200 basis points	$5.8	$(0.6)	$6.4
Down 300 basis points	$5.6	$(0.6)	$6.2

(1)  Excludes the impact of incentive fees based on pre-incentive fee net investment income.  See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2013 for more information on the incentive fee.

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

There have been no changes in the Company’s internal control over financial reporting during the three and nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have been named as one of several defendants in an action filed by the bankruptcy trustee of DSI Renal Holdings LLC and two related companies. The complaint in the action alleges, among other things, that each of the named defendants participated in a purported “fraudulent transfer” involving the restructuring of a subsidiary of DSI Renal Holdings LLC. Among other things, the complaint seeks, jointly and severally from all defendants, (1) damages of approximately $425 million, of which the complaint states our individual share is approximately $117 million, and (2) punitive damages. Given the limited amount of time that has passed since the filing of the complaint in this action, we are currently unable to assess with any certainty whether we may have any exposure in this action. We believe the claims are without merit and intend to vigorously defend ourselves in this action.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

EXHIBIT INDEX

Number	Description
3.1	Articles of Amendment and Restatement, as amended(1)
3.2	Second Amended and Restated Bylaws, as amended(2)
4.1	Indenture, dated as of July 19, 2013, between Ares Capital Corporation and U.S. Bank National Association, as trustee(3)
4.2	Form of 4.375% Convertible Senior Notes due 2019(3)
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

(3)                                 Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 814-00663), filed on July 19, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES CAPITAL CORPORATION

Dated: November 5, 2013	By	/s/ Michael J. Arougheti
Michael J. Arougheti
Chief Executive Officer

Dated: November 5, 2013	By	/s/ Penni F. Roll
Penni F. Roll
Chief Financial Officer