Form 10-K
period 2013-12-31
ARES CAPITAL CORP
filed 2014-02-26
CIK 1287750

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2013, based on the closing price on that date of $17.20 on The NASDAQ Global Select Market, was approximately $4,614,974,622. As of February 24, 2014, there were 297,970,920 shares of the registrant's common stock outstanding.

         Portions of the registrant's Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

 PART I

Item 1.    Business

GENERAL

        Ares Capital Corporation, a Maryland corporation (together with its subsidiaries, where applicable, "Ares Capital" or the "Company," which may also be referred to as "we," "us" or "our"), is a specialty finance company that is a closed-end, non-diversified management investment company. We have elected to be regulated as a business development company, or a "BDC," under the Investment Company Act of 1940, as amended, and the rules and regulations promulgated thereunder or the "Investment Company Act." We were founded on April 16, 2004, were initially funded on June 23, 2004 and completed our initial public offering on October 8, 2004. We are one of the largest BDCs with approximately $8.1 billion of total assets as of December 31, 2013.

        We are externally managed by our investment adviser, Ares Capital Management LLC ("Ares Capital Management" or our "investment adviser"), a wholly owned subsidiary of Ares Management LLC ("Ares Management"), a global alternative asset manager and a Securities and Exchange Commission ("SEC") registered investment adviser with approximately $74 billion of assets under management ("AUM")(1) as of December 31, 2013. Ares Operations LLC ("Ares Operations" or our "administrator"), our administrator, a wholly owned subsidiary of Ares Management, provides administrative services necessary for us to operate.

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

        We invest primarily in first lien senior secured loans (including "unitranche" loans, which are loans that combine both senior and mezzanine debt, generally in a first lien position), second lien senior secured loans and mezzanine debt, which in some cases includes an equity component. First and second lien senior secured loans generally are senior debt instruments that rank ahead of subordinated debt of a given portfolio company. Mezzanine debt is subordinated to senior loans and is generally unsecured. Our investments in corporate borrowers generally range between $30 million and $400 million each, investments in project finance/power generation projects generally range between $10 million and $200 million each and investments in early-stage and/or venture capital-backed companies generally range between $1 million and $25 million each. However, the investment sizes may be more or less than these ranges and may vary based on, among other things, our capital availability, the composition of our portfolio and general micro- and macro-economic factors.

        To a lesser extent, we also make preferred and/or common equity investments, which have generally been non-control equity investments of less than $20 million (usually in conjunction with a concurrent debt investment). However, we may increase the size or change the nature of these investments.

(1)
AUM refers to the assets of the funds, alternative asset companies and other entities and accounts that are managed or co-managed by Ares Management. It also includes funds managed by Ivy Hill Asset Management, L.P., a wholly owned portfolio company of Ares Capital, and a registered investment adviser. It includes drawn and undrawn amounts, including certain amounts that are subject to regulatory leverage restrictions and/or borrowing base restrictions. AUM amounts are as of December 31, 2013 and are unaudited. Certain amounts are preliminary and remain subject to change, and differences may arise due to rounding.

        The proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating. In connection with our investing activities, we may make commitments with respect to indebtedness or securities of a potential portfolio company substantially in excess of our final investment. In such situations, while we may initially agree to fund up to a certain dollar amount of an investment, we may subsequently syndicate or sell a portion of such amount (including, without limitation, to vehicles managed by our portfolio company, Ivy Hill Asset Management, L.P. ("IHAM")), such that we are left with a smaller investment than what was reflected in our original commitment. In addition to originating investments, we may also acquire investments in the secondary market (including purchases of a portfolio of investments).

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

        We believe that our investment adviser, Ares Capital Management, is able to leverage the current investment platform, resources and existing relationships of Ares Management with financial sponsors, financial institutions, hedge funds and other investment firms to provide us with attractive investment opportunities. For purposes of this document, we refer to Ares Management and its affiliated companies (other than portfolio companies of its affiliated funds) as "Ares." In addition to deal flow, the Ares investment platform assists our investment adviser in analyzing, structuring and monitoring investments. Ares has been in existence for more than 16 years and its senior partners have an average of over 26 years of experience in leveraged finance, private equity, distressed debt, commercial real estate finance, investment banking and capital markets. The Company has access to Ares' investment professionals and administrative professionals, who provide assistance in accounting, finance, legal, compliance, operations, information technology and investor relations. As of December 31, 2013, Ares had 307 investment professionals and 430 administrative professionals.

        We and General Electric Capital Corporation and GE Global Sponsor Finance LLC (collectively, "GE") also co-invest in first lien senior secured loans of middle market companies through an unconsolidated vehicle, the Senior Secured Loan Fund LLC, which operates using the name "Senior Secured Loan Program" (the "SSLP"). As of December 31, 2013, the SSLP had available capital of $11.0 billion of which approximately $8.7 billion in aggregate principal amount was funded at December 31, 2013. As of December 31, 2013, we had agreed to make available to the SSLP approximately $2.3 billion, of which approximately $1.7 billion was funded. The SSLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and GE (with approval from a representative of each required). As of December 31, 2013, our investment in the SSLP was approximately $1.8 billion at fair value (including unrealized appreciation of $26.2 million), which represented approximately 23% of our total portfolio at fair value. For more information on the SSLP, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity—Senior Secured Loan Program."

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

        In the first quarter of 2011, the staff of the SEC (the "Staff") informally communicated to certain BDCs the Staff's belief that certain entities, which would be classified as an "investment company" under the Investment Company Act but for the exception from the definition of "investment company" set forth in Rule 3a-7 promulgated under the Investment Company Act, could not be treated as eligible portfolio companies (as defined in Section 2(a)(46) under the Investment Company Act) (i.e., in a BDC's 70% basket of "qualifying assets"). Subsequently, in August 2011 the SEC issued a concept release (the "Concept Release") which stated that "[a]s a general matter, the Commission presently does not believe that Rule 3a-7 issuers are the type of small, developing and financially troubled businesses in which the U.S. Congress intended BDCs primarily to invest" and requested comment on whether or not a 3a-7 issuer should be considered an "eligible portfolio company." We provided a comment letter in respect of the Concept Release and continue to believe that the language of Section 2(a)(46) of the Investment Company Act permits a BDC to treat as "eligible portfolio companies" entities that rely on the 3a-7 exception. However, given the current uncertainty in this area (including the language in the Concept Release), we have, solely for purposes of calculating the composition of our portfolio pursuant to Section 55(a) of the Investment Company Act, identified such entities, which include the SSLP, as "non-qualifying assets" should the Staff ultimately take an official view that 3a-7 issuers are not "eligible portfolio companies."

        As of December 31, 2013, our portfolio company, IHAM, which became an SEC registered investment adviser effective March 30, 2012, managed 13 vehicles and served as the sub-manager/sub-servicer for three other vehicles (these vehicles managed or sub-managed/sub-serviced by IHAM are collectively referred to as the "IHAM Vehicles"). See Note 4 to our consolidated financial statements for the year ended December 31, 2013. As of December 31, 2013, IHAM's assets under management ("IHAM AUM")(2) was approximately $2.8 billion. As of December 31, 2013, Ares Capital had invested approximately $171 million (at amortized cost) in IHAM. In connection with IHAM's registration as a registered investment adviser, on March 30, 2012, we received exemptive relief from the SEC allowing us to, subject to certain conditions, own directly or indirectly up to 100% of IHAM's outstanding equity interests and make additional investments in IHAM once IHAM became an SEC registered investment adviser. From time to time, IHAM or certain IHAM Vehicles may purchase investments from us or sell investments to us, in each case for a price equal to the fair market value of such investments determined at the time of such transactions.

About Ares

        Founded in 1997, Ares is a global alternative asset manager and an SEC registered investment adviser with approximately $74 billion of total AUM and 737 employees as of December 31, 2013.

(2)
IHAM AUM refers to the assets of the vehicles managed, sub-managed and sub-serviced by IHAM. It includes drawn and undrawn amounts, including amounts that are subject to certain restrictions. IHAM AUM amounts are as of December 31, 2013 and are unaudited. Certain amounts are preliminary and remain subject to change, and differences may arise due to rounding.

        Ares specializes in originating and managing assets in the leveraged finance, commercial real estate and private equity markets. Ares' leveraged finance activities include the origination, acquisition and management of senior loans, high yield bonds, mezzanine debt and special situation investments. Ares' commercial real estate activities generally focus on lending to U.S. middle-market real estate projects. Ares' private equity activities generally focus on control-oriented equity investments in under-capitalized companies with capital structure issues. Ares has the ability to invest across a capital structure, from senior debt to common equity. This flexibility, combined with Ares' "buy and hold" philosophy, enables Ares to structure an investment to meet the specific needs of a company rather than the less flexible demands of the public markets.

        The following chart shows the structure and various investment strategies of Ares as of December 31, 2013:

(1)
AUM refers to the assets of the funds, alternative asset companies and other entities and accounts that are managed or co-managed by Ares Management. It also includes funds managed by IHAM. It includes drawn and undrawn amounts, including certain amounts that are subject to regulatory leverage restrictions and/or borrowing base restrictions. AUM amounts are as of December 31, 2013 and are unaudited. Certain amounts are preliminary and remain subject to change, and differences may arise due to rounding.

        Ares is organized around four primary investment platforms: Tradable Credit, Direct Lending, Private Equity and Real Estate. Ares' senior partners have been working together as a group for many years and have an average of over 26 years of experience in leveraged finance, private equity, distressed debt, real estate, investment banking and capital markets. They are backed by a team of 307 highly disciplined investment professionals which as of December 31, 2013 covered investments in more than 1,000 companies and more than 300 properties across over 30 industries. Ares' rigorous investment approach is based upon an intensive, independent financial analysis, with a focus on preservation of capital, diversification and active portfolio management. These fundamentals underlie Ares' investment strategy and have resulted in large pension funds, banks, insurance companies, endowments and high net worth individuals investing in Ares' funds.

Ares Capital Management

        Ares Capital Management, our investment adviser, is served by an origination, investment and portfolio management team of 82 U.S.-based investment professionals as of December 31, 2013 and led by the senior partners of the Ares Management Direct Lending Group: Michael Arougheti, Kipp deVeer, Mitchell Goldstein and Michael Smith. Ares Capital Management leverages off of Ares' investment platform and benefits from the significant capital markets, trading and research expertise of Ares' investment professionals. Ares Capital Management's investment committee has seven members, including the senior partners of the Ares Management Direct Lending Group, senior partners in the Ares Management Private Equity Group and a senior adviser to the Ares Management Tradable Credit Group.

MARKET OPPORTUNITY

        We believe that current market conditions present attractive opportunities for us to invest in middle-market companies, specifically:

  •
  We believe that the disruption and volatility in the credit markets between 2008 and 2009 reduced capital available to certain specialty finance companies and other capital providers, causing a reduction in competition. These market conditions may continue to create opportunities to achieve attractive risk-adjusted returns.

  •
  We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. These factors may result in opportunities for alternative funding sources to middle-market companies and therefore more new-issue market opportunities for us.

  •
  We believe that there is a lack of bank market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold our loans without having to syndicate them is a competitive advantage.

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

COMPETITIVE ADVANTAGES

        We believe that we have the following competitive advantages over other capital providers to middle-market companies:

The Ares Platform

        As of December 31, 2013, Ares had approximately $74 billion of total AUM in the related asset classes of non-syndicated first and second lien senior secured corporate and commercial real estate loans, syndicated corporate and commercial real estate loans, high yield bonds, corporate and commercial real estate mezzanine debt and private equity. We believe Ares' current investment platform provides a competitive advantage in terms of access to origination and marketing activities and diligence for us. In particular, we believe that the Ares platform provides us with an advantage through its deal flow generation and investment evaluation process. Ares' asset management platform also provides additional market information, company knowledge and industry insight that benefit our investment and due diligence process. Ares' professionals maintain extensive financial sponsor and intermediary relationships, which provide valuable insight and access to transactions and information.

Seasoned Management Team

        The investment professionals in the Ares Management Direct Lending Group and members of our investment adviser's investment committee also have significant experience investing across market cycles. This experience also provides us with a competitive advantage in identifying, originating, investing in and managing a portfolio of investments in middle-market companies.

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

Experience with and Focus on Middle-Market Companies

        Ares has historically focused on investments in middle-market companies and we benefit from this experience. In sourcing and analyzing deals, our investment adviser benefits from Ares' extensive network of relationships focused on middle-market companies, including management teams, members of the investment banking community, private equity groups and other investment firms with whom Ares has had long-term relationships. We believe this network enables us to identify well-positioned prospective portfolio company investments. The Ares Management Direct Lending Group works closely with Ares' other investment professionals. As of December 31, 2013, Ares oversaw a portfolio of investments in over 1,000 companies and more than 300 properties across over 30 industries, which provides access to an extensive network of relationships and insights into industry trends and the state of the capital markets.

Disciplined Investment Philosophy

        In making its investment decisions, our investment adviser has adopted Ares' long-standing, consistent, credit-based investment approach that was developed over 16 years ago by its founders. Specifically, our investment adviser's investment philosophy, portfolio construction and portfolio management involve an assessment of the overall macroeconomic environment and financial markets and company-specific research and analysis. Its investment approach emphasizes capital preservation, low volatility and minimization of downside risk. In addition to engaging in extensive due diligence from the perspective of a long-term investor, our investment adviser's approach seeks to reduce risk in investments by focusing on:

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

OPERATING AND REGULATORY STRUCTURE

        Our investment activities are managed by our investment adviser Ares Capital Management, which is wholly owned by Ares, and supervised by our board of directors, a majority of whom are independent of Ares and its affiliates. Ares Capital Management is registered under the Investment Advisers Act of 1940, or the "Advisers Act." Under our Amended and Restated Investment Advisory and Management Agreement with Ares Capital Management, referred to herein as our "investment advisory and management agreement," we have agreed to pay Ares Capital Management an annual base management fee based on our total assets, as defined under the Investment Company Act (other than cash and cash equivalents, but including assets purchased with borrowed funds), and an incentive fee based on our performance. See "Investment Advisory and Management Agreement." Ares Operations provides us with administrative services necessary for us to operate pursuant to an Amended and Restated Administration Agreement, referred to herein as our "administration agreement." See "Administration Agreement."

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

        Also, while we may borrow funds to make investments, our ability to use debt is limited in certain significant aspects. In particular, BDC's must have at least 200% asset coverage calculated pursuant to the Investment Company Act in order to incur debt or issue preferred stock (which we refer to collectively as "senior securities"), which requires us to finance our investments with at least as much equity as senior securities in the aggregate. Certain of our credit facilities also require that we maintain asset coverage of at least 200%.

        In addition, as a consequence of our being a regulated investment company ("RIC") for U.S. federal income tax purposes, as well as our status as a BDC, our asset growth is dependent on our ability to raise equity capital through the issuance of common stock. RICs generally must distribute substantially all of their earnings to stockholders as dividends in order to preserve their status as a RIC and avoid additional corporate-level income taxes. This requirement, in turn, generally prevents us from using earnings to support our operations including making new investments.

MARKET CONDITIONS

        From time to time, capital markets may experience periods of disruption and instability. For example, between 2008 and 2009, the global financial markets experienced stress, volatility, instability, illiquidity and disruption, and as a result, during this time the availability of capital and access to capital markets was limited. While market conditions have experienced relative stability in recent years, there have been continuing periods of volatility and there can be no assurances that adverse market conditions will not repeat themselves or worsen in the future. If they do, we could face difficulty raising new capital on attractive terms. Consequently, our operating strategy could be materially and adversely affected. As the global liquidity situation and market conditions evolve, we will continue to monitor and adjust our approach to funding accordingly. See "Risk Factors—Risks Relating to Our Business—The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States, which may have a negative impact on our business and operations."

        In connection with the prior depressed market conditions of the general economy during the period between 2008 and 2009, the stocks of BDCs as an industry traded at near historic lows as a result of concerns over liquidity, credit quality, leverage restrictions and distribution requirements. In some cases, certain BDCs became "forced sellers" of assets, defaulted on their indebtedness, decreased their distributions to stockholders or announced share repurchase programs. Although we believe that we currently have sufficient capital to fund our investments and operations, if such adverse market conditions repeat themselves, we cannot assure you that the market pressures we may face in the future will not have a material adverse effect on our business, financial condition and results of operations.

INVESTMENTS

Ares Capital Corporation Portfolio

        We have built an investment portfolio of primarily first and second lien senior secured loans, mezzanine debt and, to a lesser extent, equity investments in private middle-market companies. Our portfolio is well diversified by industry sector and its concentration to any single issuer is limited. Our largest investment as of December 31, 2013 was in the subordinated certificates of the SSLP. The SSLP consists of a diverse portfolio of first lien senior secured loans to 47 different borrowers as of December 31, 2013 and the portfolio companies in the SSLP are in industries similar to the companies in Ares Capital's portfolio. Our investment in the SSLP represented approximately 23% of our portfolio fair value as of December 31, 2013.

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

        In addition, the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating. In connection with our investing activities, we may make commitments with respect to indebtedness or securities of a potential portfolio company substantially in excess of our expected final hold size. In such situations, while we may initially agree to fund up to a certain dollar amount of an investment, we may subsequently syndicate a portion of such amount such that we are left with a smaller investment than what was reflected in our original commitment. We may also syndicate a "first out" tranche of a loan to an investor and retain a "last out" tranche of such loan, in which case the "first out" tranche of such loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. In addition to originating investments, we may also acquire investments in the secondary market (including purchases of a portfolio of investments).

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

        Structurally, mezzanine debt usually ranks subordinate in priority of payment to senior secured loans and is often unsecured. However, mezzanine debt ranks senior to common and preferred equity in a borrowers' capital structure. Mezzanine debt investments generally offer lenders fixed returns in the form of interest payments and will often provide lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest. This equity interest typically takes the form of an equity co-investment and/or warrants. Due to its higher risk profile and often less restrictive covenants as compared to senior secured loans, mezzanine debt generally bears a higher stated interest rate than senior secured loans. The equity co-investment and warrants (if any) associated with a mezzanine debt investment typically allow lenders to receive repayment of their principal on an agreed amortization schedule while retaining their equity interest in the borrower. Equity issued in connection with mezzanine debt also may include a "put" feature, which permits the holder to sell its equity interest back to the borrower at a price determined through an agreed formula.

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

        We generally seek to invest in companies in the industries in which Ares' investment professionals have direct expertise. The following is a representative list of the industries in which we have invested:

  •
  Aerospace and Defense

  •
  Automotive Services

  •
  Business Services

  •
  Consumer Products

  •
  Containers and Packaging

  •
  Education

  •
  Energy

  •
  Environmental Services

  •
  Financial Services

  •
  Food and Beverage

  •
  Healthcare Services

  •
  Investment Funds and Vehicles

  •
  Manufacturing

  •
  Oil and Gas

  •
  Other Services

  •
  Restaurant and Food Services

  •
  Retail

  •
  Telecommunications

        However, we may invest in other industries if we are presented with attractive opportunities.

        The industrial and geographic compositions of our portfolio at fair value as of December 31, 2013 and 2012 were as follows:

	As of December 31,
	2013	2012
Industry
Investment Funds and Vehicles(1)	23.6%	21.7%
Healthcare Services	15.4	12.9
Business Services	9.2	6.4
Education	7.5	7.8
Other Services	6.7	6.7
Energy	5.4	3.7
Restaurants and Food Services	5.2	7.1
Financial Services	5.1	7.3
Consumer Products	3.5	6.6
Containers and Packaging	3.3	5.1
Manufacturing	3.3	2.4
Automotive Services	2.9	3.4
Retail	1.6	0.1
Chemicals	1.4	—
Aerospace and Defense	1.4	2.0
Other	4.5	6.8

Total	100.0%	100.0%

(1)
Includes our investment in the SSLP, which had made first lien senior secured loans to 47 and 36 different borrowers as of December 31, 2013 and 2012, respectively. The portfolio companies in the SSLP are in industries similar to the companies in the Company's portfolio.

	As of December 31,
	2013	2012
Geographic Region
West(1)	50.0%	49.1%
Mid Atlantic	15.9	12.8
Midwest	15.8	19.2
Southeast	13.6	14.7
International	3.7	1.9
Northeast	1.0	2.3

Total	100.0%	100.0%

(1)
Includes our investment in the SSLP, which represented 23.2% and 21.3% of the total investment portfolio at fair value as of December 31, 2013 and 2012, respectively.

        Since our initial public offering on October 8, 2004 through December 31, 2013, our exited investments resulted in an aggregate cash flow realized internal rate of return (as discussed in more detail in footnote 1 to the table below) to us of approximately 13% (based on original cash invested, net of syndications, of approximately $7.7 billion and total proceeds from such exited investments of approximately $9.4 billion). Approximately 72% of these exited investments resulted in an aggregate cash flow realized internal rate of return to us of 10% or greater.

        The aggregate cash flow realized internal rate of return, original cash invested, net of syndications, and total proceeds, in each case from exited investments, are listed below from our initial public offering on October 8, 2004 through the end of each fiscal year shown below.

	Exited Investments IPO through December 31,
(dollar amounts in millions)	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004
Realized internal rate of return(1)	13%	13%	14%	15%	14%	19%	21%	26%	41%	17%
Original cash invested, net of syndications	$7,717	$6,817	$4,638	$2,696	$1,220	$923	$684	$424	$119	$28
Total proceeds	$9,445	$8,264	$5,627	$3,256	$1,405	$1,104	$818	$511	$140	$32

(1)
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

        Additionally, since our initial public offering on October 8, 2004 through December 31, 2013, our realized gains exceeded our realized losses by approximately $258 million (excluding a one-time gain on the acquisition of Allied Capital Corporation ("Allied Capital") and realized gains/losses from the extinguishment of debt and other assets). For the same time period, our average annualized net realized gain rate was approximately 1.1% (excluding a one-time gain on the acquisition of Allied Capital and realized gains/losses from the extinguishment of debt and from other assets). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

        Information included herein regarding internal rates of return, realized gains and losses and annualized net realized gain rates since our initial public offering are historical results relating to our past performance and are not necessarily indicative of future results, the achievement of which cannot be assured.

INVESTMENT SELECTION

        Ares' investment philosophy was developed over the past 16 years and has remained consistent and relevant throughout a number of economic cycles. We are managed using a similar investment philosophy used by the investment professionals of Ares in Ares' investment funds.

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

Selective Investment Process

        After an investment has been identified and preliminary diligence has been completed, a credit research and analysis report is prepared. This report is reviewed by the senior investment professional in charge of the potential investment. If such senior and other investment professionals are in favor of the potential investment, then it is first presented to an underwriting committee, which is comprised of senior members of the Ares Direct Lending Group.

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

Debt Investments

        We invest in portfolio companies primarily in the form of first lien senior secured loans (including unitranche loans), second lien senior secured loans and mezzanine debt. The first and second lien senior secured loans generally have terms of three to 10 years. In connection with our first and second lien senior secured loans we generally receive security interests in certain assets of our portfolio companies that will serve as collateral in support of the repayment of such loans. First and second lien senior secured loans generally have floating interest rates, which may have LIBOR floors, and also may provide for some amortization of principal and excess cash flow payments, with the remaining principal balance due at maturity.

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

ON-GOING RELATIONSHIPS WITH AND MONITORING OF PORTFOLIO COMPANIES

        We closely monitor each investment we make, maintain a regular dialogue with both the management team and other stakeholders and seek specifically tailored financial reporting. In addition, senior investment professionals may take board seats or obtain board observation rights in connection with our portfolio companies. As of December 31, 2013, of our 193 portfolio companies, we were entitled to board seats or board observation rights on 42% of these companies and these companies represented approximately 64% of our portfolio at fair value.

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

        As of December 31, 2013, the weighted average grade of our portfolio was 3.0. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity."

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

COMPETITION

        Our primary competitors include public and private funds, commercial and investment banks, commercial finance companies, other BDCs and private equity funds, each of which we compete with for financing opportunities. Many of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. For example, some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider more investments and establish more relationships than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC. For additional information concerning the competitive risks we face, see "Risk Factors—Risks Relating to Our Business—We operate in a highly competitive market for investment opportunities."

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

STAFFING

        We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees or affiliates of our investment adviser, Ares Capital Management, and our administrator, Ares Operations, each of which is a wholly owned subsidiary of Ares Management, pursuant to the terms of our investment advisory and management agreement and our administration agreement, respectively, each as described below. Each of our executive officers is an employee or affiliate of Ares Capital Management or Ares Operations. Our day-to-day investment activities are managed by our investment adviser. Most of the services necessary for the origination of our investment portfolio are provided by investment professionals employed by Ares Capital Management. Ares Capital Management had 82 U.S.-based investment professionals as of December 31, 2013 who focus on origination, transaction development, investment and the ongoing monitoring of our investments. See "Investment Advisory and Management Agreement" below. We reimburse both our investment adviser and our administrator for a certain portion of expenses incurred in connection with such staffing, as described in more detail below. Because we have no employees, Ares Capital does not have a formal employee relations policy.

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

        The sole member of Ares Capital Management is Ares Management, a global alternative asset manager and an SEC-registered investment adviser. As of December 31, 2013, Ares had approximately $74 billion of total AUM.

Management Fee

        Pursuant to the investment advisory and management agreement and subject to the overall supervision of our board of directors, our investment adviser provides investment advisory and management services to us. For providing these services, our investment adviser receives a fee from us consisting of two components—a base management fee and an incentive fee.

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

Payment of Our Expenses

        The services of all investment professionals and staff of our investment adviser, when and to the extent engaged in providing investment advisory and management services to us and routine overhead expenses of such personnel allocable to such services, are provided and paid for by our investment adviser. We bear all other costs and expenses of our operations and transactions, including, but not limited to, those relating to: rent; organization; calculation of our net asset value (including, but not limited to, the cost and expenses of any independent valuation firm); expenses incurred by our investment adviser payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies; interest payable on indebtedness, if any, incurred to finance our investments; offerings of our common stock and other securities; investment advisory and management fees; administration fees; fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments; transfer agent and custodial fees; registration fees; listing fees; taxes; independent directors' fees and expenses; costs of preparing and filing reports or other documents with the SEC; the costs of any reports, proxy statements or other notices to stockholders, including printing costs; to the extent we are covered by any joint insurance policies, our allocable portion of the insurance premiums for such policies; direct costs and expenses of administration, including auditor and legal costs; and all other expenses incurred by us or our administrator in connection with administering our business as described in more detail under "Administration Agreement" below.

Duration, Termination and Amendment

        At an in-person meeting of our board of directors on March 16, 2011, the form of our current investment advisory and management agreement, including two proposed amendments to our then existing investment advisory and management agreement, was approved by our board of directors with the recommendation that stockholders of the Company vote to approve the proposed amendments. On June 6, 2011, our stockholders approved the proposed amendments and we entered into a restated investment advisory and management agreement, reflecting such amendments on June 6, 2011. At an in-person meeting of our board of directors on May 2, 2013, our board of directors, including a majority of the directors who are not "interested persons" of the Company as defined in the Investment Company Act, voted to approve the continuation of the investment advisory and management agreement to June 6, 2014.

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

          (iii)  the costs of the services to be provided by our investment adviser (including the base management fee, the incentive fee (including hurdle rates) and expense ratios) and comparative data;

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

        In voting to approve the current investment advisory and management agreement, our board of directors, including all of the directors who are not "interested persons," of the Company, made the following conclusions:

  •
  Nature, Extent and Quality of Services.  Our board of directors considered the nature, extent and quality of the investment selection process employed by our investment adviser, including the flow of transaction opportunities resulting from Ares Capital Management's investment professionals' significant capital markets, trading and research expertise, the employment of Ares Capital Management's investment philosophy, diligence procedures, credit recommendation process, investment structuring, and ongoing relationships with and monitoring of portfolio companies, in light of the investment objective of the Company. Our board of directors also considered our investment adviser's personnel and their prior experience in connection with the types of investments made by us, including such personnel's network of relationships with intermediaries focused on middle-market companies. Our board of directors also considered the benefit and increasing costs of our investment adviser continuing to be able to recruit and retain top talent. In addition, our board of directors considered the other terms and conditions of the investment advisory and management agreement. Our board of directors determined that the substantive terms of the investment advisory and management agreement (other than the fees payable thereunder, which our board of directors reviewed separately), including the services to be provided, are generally the same as those of comparable BDCs described in the available market data and that it would be difficult to obtain similar services of similar quality on a comparable basis from other third party services providers or through an internally managed structure. In addition, our board of directors considered the fact that we have the ability to terminate the investment advisory and management agreement without penalty upon 60 days' written notice to our investment adviser. Our board of directors further determined that our investment adviser is served by a dedicated origination, transaction development and investment team of investment professionals, and that these investment professionals have historically focused on investments in middle- market companies and have developed an investment evaluation process and an extensive network of relationships with financial sponsors and intermediaries focused on middle-market companies, which experience and relationships coincide with our investment objective and generally equal or exceed those of the management teams or investment advisers of other comparable BDCs described in the available market data.

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

  •
  Costs of the Services Provided to the Company.  Our board of directors considered (i) comparative data based on publicly available information with respect to services rendered and the advisory fees (including the base management fee and incentive fees (including hurdle rates)) of other BDCs with similar investment objectives, our operating expenses and expense ratios compared to other BDCs of similar size and with similar investment objectives and (ii) the administrative services that our administrator will provide to us at cost. Based upon its review, our board of directors determined that the fees to be paid under the investment advisory and management agreement are generally equal to or less than those payable under agreements of comparable BDCs described in the available market data. In addition, after examining market data, information prepared by management and a detailed discussion with management, our board of directors determined that while our total expenses (adjusted for certain non-recurring items and including interest expense and credit facility fees) as a percentage of assets for the year ended December 31, 2012 were slightly above average as compared to those disclosed in market data by comparable externally managed BDCs, our total expenses (adjusted for certain non-recurring items and excluding interest expense and credit facility fees) as a percentage of assets for the year ended December 31, 2012 were similar to or lower than those disclosed by comparable externally managed BDCs. Our board of directors noted that the slightly above average total expenses as a percentage of assets were attributable to increased interest expense as a result of our strategy of decreasing our balance sheet risk by extending debt maturities and refinancing short-term borrowings under floating rate secured debt with long-term fixed rate unsecured debt. Our board of directors further noted that many of our BDC competitors have been unable to access such unsecured debt.

  •
  Economies of Scale.  Our board of directors considered information about the potential for our stockholders to experience economies of scale as the Company grows in size. Our board of directors considered that the direct lending business is one of the least scalable businesses because it requires additional resources as it grows and also considered that because there are no break points in our investment adviser's fees, any benefits resulting from the growth in the Company's assets where the Company's fixed costs did not increase proportionately would not inure to the benefit of the stockholders. Taking into account such information, our board of directors determined that the advisory fee structure with respect to the investment advisory and management agreement was reasonable and that no changes were currently necessary to reflect economies of scale.

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

        Conflicts of interest may arise if our investment adviser seeks to change the terms of our investment advisory and management agreement, including, for example, the amount of the base management fee, the incentive fee or other compensation terms. Material amendments to our investment advisory and management agreement must be approved by the affirmative vote of the holders of a majority of our outstanding voting securities and by a majority of our independent directors, and we may from time to time decide it is appropriate to seek the requisite approval to change the terms of the agreement.

Indemnification

        The investment advisory and management agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our investment adviser, its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of our investment adviser's services under the investment advisory and management agreement or otherwise as our investment adviser.

Organization of our Investment Adviser

        Our investment adviser is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act. The principal executive offices of Ares Capital Management are located at 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067.

ADMINISTRATION AGREEMENT

        We are also party to a separate administration agreement with Ares Operations, an affiliate of our investment adviser and a wholly owned subsidiary of Ares Management. Our board of directors approved the continuation of our administration agreement on May 2, 2013, which extended the term of the agreement to June 1, 2014. Pursuant to the administration agreement, Ares Operations furnishes us with office equipment and clerical, bookkeeping and record keeping services at our office facilities. Under the administration agreement, Ares Operations also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology, and investor relations, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Operations assists us in determining and publishing our net asset value, assists us in providing managerial assistance to our portfolio companies, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement are equal to an amount based upon our allocable portion of Ares Operations' overhead and other expenses (including travel expenses) incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the compensation of certain of our officers (including our chief compliance officer, chief financial officer, chief accounting officer, general counsel, treasurer and assistant treasurer) and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60 days' written notice to the other party.

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

LEVERAGE

        We may from time to time borrow funds to make investments, a practice known as "leverage," to attempt to increase returns to our stockholders. With certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as calculated in accordance with the Investment Company Act, equals at least 200% after such borrowing. The amount of leverage that we employ at any particular time will depend on our investment adviser's and our board of directors' assessments of market and other factors at the time of any proposed borrowing. As of February 20, 2014, we had $3.0 billion of total principal debt outstanding under the various debt instruments described below. See "Risk Factors—Risks Relating to Our Business—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing with us."

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

        We are party to a revolving credit facility, which allows us to borrow up to $1.06 billion at any one time outstanding (the "Revolving Credit Facility"). The Revolving Credit Facility also includes an "accordion" feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $1.4 billion. The Revolving Credit Facility matures on May 4, 2018. Subject to certain exceptions, the interest rate charged on the Revolving Credit Facility is based on LIBOR plus an applicable spread of 2.00% or a "base rate" (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 1.00%.

        Our consolidated subsidiary, Ares Capital CP Funding LLC ("Ares Capital CP"), is party to a revolving funding facility, which allows us to borrow up to $620 million at any one time outstanding (the "Revolving Funding Facility"). The Revolving Funding Facility provides for a feature that allows, under certain circumstances, for an increase in the size of the facility to a maximum of $865 million. The Revolving Funding Facility provides for a three-year reinvestment period until April 18, 2015 and has a stated maturity of April 18, 2017. Subject to certain exceptions, the interest rate charged on the Revolving Funding Facility is based on applicable spreads ranging from 2.25% to 2.50% over LIBOR and ranging from 1.25% to 1.50% over "base rate" (as defined in the agreements governing the Revolving Funding Facility) in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the Revolving Funding Facility.

        Our consolidated subsidiary, Ares Capital JB Funding LLC ("ACJB LLC") is party to a revolving funding facility with Sumitomo Mitsui Banking Corporation ("SMBC"), which allows us to borrow up to $400 million at any one time outstanding (the "SMBC Funding Facility" and together with the Revolving Credit Facility and the Revolving Funding Facility, the "Facilities"). The SMBC Funding Facility provides for a three-year reinvestment period until September 14, 2016 and has a stated maturity of September 14, 2021. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. Subject to certain exceptions, the interest rate charged on the SMBC Funding Facility is based on one month LIBOR plus an applicable spread of 2.00% or a "base rate" (as defined in the agreements governing the SMBC Funding Facility) plus an applicable spread of 1.00%.

        The Company currently has approximately $1.5 billion aggregate principal amount of convertible senior unsecured notes outstanding comprised of $575.0 million aggregate principal amount of convertible senior unsecured notes that mature on February 1, 2016 and bear interest at a rate of 5.75% (the "February 2016 Convertible Notes"), $230.0 million aggregate principal amount of convertible senior unsecured notes that mature on June 1, 2016 and bear interest at a rate of 5.125% (the "June 2016 Convertible Notes"), $162.5 million aggregate principal amount of convertible senior unsecured notes that mature on March 15, 2017 and bear interest at rate of 4.875% (the "2017 Convertible Notes"), $270.0 million aggregate principal amount of convertible senior unsecured notes that mature on January 15, 2018 and bear interest at a rate of 4.75% (the "2018 Convertible Notes"), and $300.0 million aggregate principal amount of convertible senior unsecured notes that mature on January 15, 2019 and bear interest at a rate of 4.375% (the "2019 Convertible Notes", and together with the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes and the 2018 Convertible Notes, the "Convertible Unsecured Notes").

        The Company also currently has approximately $1.5 billion aggregate principal amount of senior unsecured notes outstanding comprised of $750.0 million aggregate principal amount of senior unsecured notes that mature on November 30, 2018 and bear interest at a rate of 4.875% (the "2018

Notes"), $143.8 million aggregate principal amount of senior unsecured notes that mature on February 15, 2022 and bear interest at a rate of 7.00% (the "February 2022 Notes"), $182.5 million aggregate principal amount of senior unsecured notes that mature on October 1, 2022 and bear interest at a rate of 5.875% (the "October 2022 Notes"), $200.0 million aggregate principal amount of senior unsecured notes that mature on October 15, 2040 and bear interest at a rate of 7.75% (the "2040 Notes") and $229.6 million aggregate principal amount of senior unsecured notes that mature on April 15, 2047 and bear interest at a rate of 6.875% (the "2047 Notes" and together with the 2018 Notes, the February 2022 Notes, the October 2022 Notes and the 2040 Notes, the "Unsecured Notes"). The Unsecured Notes, excluding the 2018 Notes, are listed on The New York Stock Exchange.

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

REGULATION

        We have elected to be regulated as a BDC under the Investment Company Act and have elected to be treated as a RIC under the Internal Revenue Code of 1986, as amended (the "Code"). As with other companies regulated by the Investment Company Act, a BDC must adhere to certain substantive regulatory requirements. The Investment Company Act contains prohibitions and restrictions relating to certain transactions between BDCs and certain affiliates (including any investment advisers or sub-advisers), principal underwriters and certain affiliates of those affiliates or underwriters. Among other things, we generally cannot invest in any portfolio company in which a fund managed by Ares or any of its downstream affiliates other than us and our downstream affiliates) currently has an investment (although we may co-invest on a concurrent basis with funds managed by Ares or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures). Certain types of co-investment transactions would only be permitted pursuant to an exemptive order from the SEC, for which we have applied. Any such order will be subject to certain terms and conditions. Further, there is no assurance that the application for exemptive relief will be granted by the SEC.

        The Investment Company Act contains certain restrictions on certain types of investments we may make. Specifically, we may only invest up to 30% of our portfolio in entities that are not considered "eligible portfolio companies" (as defined in the Investment Company Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the Investment Company Act, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the Investment Company Act.

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

AVAILABLE INFORMATION

        We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). This information is available free of charge by calling us collect at (310) 201-4200 or on our website at www.arescapitalcorp.com. Information contained on our website is not incorporated into this Annual Report and you should not consider such information to be part of this Annual Report. You also may inspect and copy these reports, proxy statements and other information, as well as the Annual Report and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549, the SEC's Northeast Regional Office at 3 World Financial Center, Suite 400, New York, NY 10281 and the SEC's Midwest Regional Office at 175 W. Jackson Blvd., Suite 900, Chicago, IL 60604. Such information is also available from the EDGAR database on the SEC's web site at http://www.sec.gov. You also can obtain copies of such information, after paying a duplicating fee, by sending a request by e-mail to publicinfo@sec.gov or by writing the SEC's Public Reference Branch, Office of Consumer Affairs and Information Services, Securities and Exchange Commission, Washington, D.C. 20549. You may obtain information on the operation of the SEC's Public Reference Room by calling the SEC at (202) 551-8090 or (800) SEC-0330.

Item 1A.    Risk Factors

RISK FACTORS

        You should carefully consider the risk factors described below, together with all of the other information included in this Annual Report, including our consolidated financial statements and the related notes thereto, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the net asset value of our common stock and the trading price of our securities could decline, and you may lose all or part of your investment.

RISKS RELATING TO OUR BUSINESS

The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States, which may have a negative impact on our business and operations.

        From time to time, capital markets may experience periods of disruption and instability. For example, between 2008 and 2009, the global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have experienced relative stability in recent years, there have been continuing periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves or worsen in the future.

        Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock at a price below net asset value. Pursuant to approval granted at our 2013 annual stockholders meeting, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires the earlier of June 4, 2014 and the date of our 2014 annual stockholders meeting.

        At times, volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. The re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

        Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.

Uncertainty about the financial stability of the United States and of several countries in the European Union (EU) could have a significant adverse effect on our business, financial condition and results of operations.

        Due to federal budget deficit concerns, S&P downgraded the federal government's credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody's and Fitch have warned that they may downgrade the federal government's credit rating. Further downgrades or warnings by S&P or other rating agencies, and the United States government's credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

        In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. While the financial stability of such countries has improved significantly, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

        On December 18, 2013, the Federal Reserve announced that it would scale back its bond-buying program, or quantitative easing, which is designed to stimulate the economy and expand the Federal Reserve's holdings of long-term securities until key economic indicators, such as the unemployment rate, show signs of improvement. The Federal Reserve signaled it would reduce its purchases of long-term Treasury bonds and would scale back on its purchases of mortgage-backed securities. It is unclear what effect, if any, the incremental reduction in the rate of the Federal Reserve's monthly purchases will have on the value of our investments. However, it is possible that absent continued quantitative easing by the Federal Reserve, these developments, along with the United States government's federal debt ceiling issues and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

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

        We depend on the diligence, skill and network of business contacts of certain key personnel of the Ares Management Direct Lending Group. We also depend, to a significant extent, on access to the investment professionals of other groups within Ares and the information and deal flow generated by Ares' investment professionals in the course of their investment and portfolio management activities. Our future success depends on the continued service of the key personnel of the Ares Management Direct Lending Group. The departure of any of these individuals, or of a significant number of the investment professionals or partners of Ares, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure you that Ares Capital Management will remain our investment adviser or that we will continue to have access to Ares' investment professionals or its information and deal flow. Further, there can be no assurance that Ares Capital will replicate Ares' historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by other Ares-managed funds.

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

        We will need to periodically access the capital markets to raise cash to fund new investments in excess of our repayments and, beginning in 2016, we may also need to access the capital markets to refinance existing debt obligations to the extent such maturing obligations are not repaid with cash flows from operations. We have elected to be treated as a RIC and operate in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs. Among other things, in order to maintain our RIC status, we must distribute to our stockholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income, and, as a result, such distributions will not be available to fund investment originations or repay maturing debt. We must continue to borrow from financial institutions and issue additional securities to fund our growth. Unfavorable economic or capital market conditions may increase our funding costs or limit our access to the capital markets, or could result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

        In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as "senior securities," such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 200% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. The amount of leverage that we employ will depend on our investment adviser's and our board of directors' assessments of market and other factors at the time of any proposed borrowing or issuance of senior securities. We cannot assure you that we will be able to maintain our current Facilities, obtain other lines of credit or issue senior securities at all or on terms acceptable to us.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

        We may issue senior securities or borrow money from banks or other financial institutions, up to the maximum amount permitted by the Investment Company Act. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 200% after each such incurrence or issuance. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. In addition, our inability to satisfy this test could cause an event of default under our existing indebtedness. If we cannot satisfy this test, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2013, our asset coverage calculated in accordance with the Investment Company Act was 264%. Also, to generate cash for funding new investments, we may in the future seek to issue additional debt or to securitize certain of our loans. The Investment Company Act may impose restrictions on the structure of any such securitization.

        We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value per share of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. Any such sale would be dilutive to the net asset value per share of our common stock. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any commission or discount). If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital.

        At our 2013 annual stockholders meeting, subject to certain determinations required to be made by our board of directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock, in an amount not exceeding 25% of our then outstanding common stock, at a price below the then current net asset value per share during a period that began on June 4, 2013 and expires the earlier of June 4, 2014 and the date of our 2014 annual stockholders meeting.

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

        As of December 31, 2013, we had approximately $185.0 million of outstanding borrowings under the Facilities, approximately $1,537.5 million in aggregate principal amount outstanding of the Convertible Unsecured Notes and approximately $1,356.3 million in aggregate principal amount outstanding of the Unsecured Notes. In order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2013, we must achieve annual returns on our December 31, 2013 total assets of at least 2.0%. The weighted average stated interest rate charged on our principal amount of outstanding indebtedness as of December 31, 2013 was 5.3%. We intend to continue borrowing under the Facilities in the future and we may increase the size of the Facilities or issue additional debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our investment adviser's and our board of directors' assessments of market and other factors at the time of any proposed borrowing.

        The Facilities, the Convertible Unsecured Notes and the Unsecured Notes impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC. A failure to renew the Facilities or to add new or replacement debt facilities or to issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition and results of operations.

        The following table illustrates the effect on return to a holder of our common stock of the leverage created by our use of borrowing at the weighted average stated interest rate of 5.3% as of December 31, 2013, together with (a) our total value of net assets as of December 31, 2013; (b) approximately $3,078.8 million in aggregate principal amount of indebtedness outstanding as of December 31, 2013 and (c) hypothetical annual returns on our portfolio of minus 15% to plus 15%.

Assumed Return on Portfolio (Net of Expenses)(1)	-15%	-10%	-5%	0%	5%	10%	15%
Corresponding Return to Common Stockholders(2)	-28%	-20%	-12%	-3%	5%	13%	22%

(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2013. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2013.

(2)
In order to compute the "Corresponding Return to Common Stockholders," the "Assumed Return on Portfolio" is multiplied by the total value of our assets at December 31, 2013 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 5.3% by the approximately $3,078.8 million of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of December 31, 2013 to determine the "Corresponding Return to Common Stockholders."

In addition to regulatory requirements that restrict our ability to raise capital, the Facilities, the Convertible Unsecured Notes and the Unsecured Notes contain various covenants that, if not complied with, could accelerate repayment under the Facilities, the Convertible Unsecured Notes and the Unsecured Notes, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

        The agreements governing the Facilities, the Convertible Unsecured Notes and the Unsecured Notes require us to comply with certain financial and operational covenants. These covenants may include, among other things:

  •
  restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets;

  •
  restrictions on our ability to incur liens; and

  •
  maintenance of a minimum level of stockholders' equity.

        As of the date of this Annual Report, we are in compliance in all material respects with the covenants of the Facilities, the Convertible Unsecured Notes and the Unsecured Notes. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. For example, depending on the condition of the public debt and equity markets and pricing levels, unrealized depreciation in our portfolio may increase in the future. Any such increase could result in our inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of stockholders' equity.

        Accordingly, although we believe we will continue to be in compliance, there are no assurances that we will continue to comply with the covenants in the Facilities, the Convertible Unsecured Notes and the Unsecured Notes. Failure to comply with these covenants could result in a default under the Facilities, the Convertible Unsecured Notes or the Unsecured Notes that, if we were unable to obtain a waiver from the lenders or holders of such indebtedness, as applicable, such lenders or holders could accelerate repayment under such indebtedness and thereby have a material adverse impact on our business, financial condition and results of operations.

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

We may be subject to additional corporate-level income taxes if we fail to maintain our status as a RIC.

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

        To satisfy the annual distribution requirement applicable to RICs, we must distribute to our stockholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income for each year. We have the ability to pay a large portion of our dividends in shares of our stock, and as long as a portion of such dividend is paid in cash and other requirements are met, such stock dividends will be taxable as a dividend for U.S. federal income tax purposes. This may result in our U.S. stockholders having to pay tax on such dividends, even if no cash is received, and may result in our non-U.S. stockholders being subject to withholding tax in respect of amounts distributed in our stock. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the Investment Company Act and financial covenants under our indebtedness that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our status as a RIC and, thus, may be subject to corporate-level income tax on all of our income and/or gains.

        To maintain our status as a RIC, in addition to the annual distribution requirement applicable to RICs, we must also meet certain annual source of income requirements at the end of each taxable year and asset diversification requirements at the end of each calendar quarter. Failure to meet these requirements may result in our having to (a) dispose of certain investments quickly or (b) raise additional capital to prevent the loss of RIC status. Because most of our investments are in private companies and are generally illiquid, any such dispositions may be at disadvantageous prices and may result in losses. Also, the rules applicable to our qualification as a RIC are complex with many areas of uncertainty. Accordingly, no assurance can be given that we have qualified or will continue to qualify as a RIC. If we fail to maintain our status as a RIC for any reason and become subject to regular "C"

corporation income tax, the resulting corporate-level income taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and on any investment in us. The "Regulated Investment Company Modernization Act of 2010," which is effective for 2011 and later tax years, provides some relief from RIC disqualification due to failures of the source of income and asset diversification requirements, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the source of income or asset diversification requirements.

We may have difficulty paying our required distributions under applicable tax rules if we recognize income before or without receiving cash representing such income.

        For U.S. federal income tax purposes, we generally are required to include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise, for example, if we receive warrants in connection with the making of a loan or payment-in-kind ("PIK") interest representing contractual interest added to the loan principal balance and due at the end of the loan term. Such original issue discount or PIK interest is included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash, including, for example, amounts attributable to hedging and foreign currency transactions or cancellation of indebtedness income resulting from a restructuring of an investment in debt securities.

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

Our financial condition and results of operations could be negatively affected if a significant investment fails to perform as expected.

        Our investment portfolio includes investments that may be significant individually or in the aggregate. If a significant investment in one or more companies fails to perform as expected, such a failure could have a material adverse effect on our financial condition and results of operations, and the magnitude of such effect could be more significant than if we had further diversified our portfolio.

        Our investment portfolio includes our investment in the SSLP, which as of December 31, 2013, represented approximately 23% of our total portfolio at fair value. In addition, for the year ended December 31, 2013, approximately 33% of our total investment income was earned from our investment in the SSLP. The income earned from the SSLP is derived from the interest and fee income earned by the SSLP from its investments in first lien senior secured loans of middle market companies. We provide capital to the SSLP in the form of subordinated certificates (the "SSLP Certificates"), which had a 14.8% yield at fair value as of December 31, 2013 and are junior in right of payment to the senior notes held by GE in the SSLP. For more information on the SSLP, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity—Senior Secured Loan Program." Our return on and repayment of our investment in the SSLP Certificates depends on the performance of the loans in the SSLP's portfolio in the aggregate. Accordingly, any material degradation in the performance of the loans in the SSLP's portfolio in the aggregate would have a negative effect on the yield on our SSLP Certificates and could ultimately result in the loss of some or all of our investment in the SSLP Certificates.

There are significant potential conflicts of interest that could impact our investment returns.

        Certain of our executive officers and directors, and members of the investment committee of our investment adviser, serve or may serve as officers, directors or principals of other entities and affiliates of our investment adviser and investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders' best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. Certain members of our investment adviser's investment committee have significant responsibilities for other Ares funds. For example, Mr. Rosenthal is required to devote a substantial majority of his business time to the affairs of the Ares Management Private Equity Group. Similarly, although the professional staff of our investment adviser will devote as much time to the management of the Company as appropriate to enable our investment adviser to perform its duties in accordance with the investment advisory and management agreement, the investment professionals of our investment adviser may have conflicts in allocating their time and services among the Company, on the one hand, and investment vehicles managed by Ares or one or more of its affiliates, on the other hand. These activities could be viewed as creating a conflict of interest insofar as the time and effort of the professional staff of our investment adviser and its officers and employees will not be devoted exclusively to the business of the Company but will instead be allocated between the business of the Company and the management of these other investment vehicles. However, Ares believes that the efforts of such individuals are synergistic with and beneficial to the affairs of Ares Capital and these other investment vehicles managed by Ares or its affiliates.

        In addition, certain Ares funds may have investment objectives that compete or overlap with, and may from time to time invest in asset classes similar to those targeted by, Ares Capital. Consequently, we, on the one hand, and these other entities, on the other hand, may from time to time pursue the same or similar capital and investment opportunities. Ares and our investment adviser endeavor to allocate investment opportunities in a fair and equitable manner, and in any event consistent with any fiduciary duties owed to Ares Capital. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds managed by investment managers affiliated with Ares. In addition, there may be conflicts in the allocation of investment opportunities among us and the funds managed by investment managers affiliated with Ares or one or more of our controlled affiliates or among the funds they manage.

        We have from time to time sold assets to certain of the vehicles managed by IHAM and, as part of our investment strategy, we may offer to sell additional assets to vehicles managed by one or more of our controlled affiliates (including IHAM) or we may purchase assets from vehicles managed by one or more of our controlled affiliates. In addition, vehicles managed by one or more of our controlled affiliates (including IHAM) may offer assets to or may purchase assets from one another. While assets may be sold or purchased at prices that are consistent with those that could be obtained from third parties in the marketplace, and although these types of transactions generally require approval of one or more independent parties, there may be an inherent conflict of interest in such transactions between us and funds managed by one of our controlled affiliates.

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

        The part of the incentive fee payable by us to our investment adviser that relates to our pre-incentive fee net investment income is computed and paid on income that may include interest that is accrued but not yet received in cash. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Our investment adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued interest that we never actually receive.

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

        We are party to an administration agreement with our administrator, Ares Operations, a wholly owned subsidiary of Ares Management, pursuant to which our administrator furnishes us with administrative services and we pay our administrator at cost our allocable portion of overhead and other expenses (including travel expenses) incurred by our administrator in performing its obligations under our administration agreement, including our allocable portion of the cost of certain of our officers (including our chief compliance officer, chief financial officer, chief accounting officer, general counsel, secretary and treasurer) and their respective staffs, but not investment professionals.

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

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

        Our business is dependent on our and third parties' communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

  •
  sudden electrical or telecommunications outages;

  •
  natural disasters such as earthquakes, tornadoes and hurricanes;

  •
  disease pandemics;

  •
  events arising from local or larger scale political or social matters, including terrorist acts; and

  •
  cyber-attacks.

        These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

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

        Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

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

        As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our board of directors. We may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company's securities to similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer unrealized losses, which could have a material adverse effect on our business, financial condition or results of operations.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

        Many of our portfolio companies may be susceptible to economic downturns or recessions (including the economic downturn that occurred from 2008 through 2009) and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results. We experienced to some extent such effects as a result of the economic downturn that occurred from 2008 through 2009 and may experience such effects again in any future downturn or recession.

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

  •
  they typically depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse effect on our portfolio company and, in turn, on us;

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

  •
  our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in our portfolio companies;

  •
  changes in laws and regulations, as well as their interpretations, may adversely affect their business, financial structure or prospects; and

  •
  they may have difficulty accessing the capital markets to meet future capital needs.

Our debt investments may be risky and we could lose all or part of our investment.

        The debt that we invest in is typically not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than "Baa3" by Moody's Investors Service, lower than "BBB-" by Fitch Ratings or lower than "BBB-" by Standard & Poor's Ratings Services), which under the guidelines established by these entities is an indication of having predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. Bonds that are rated below investment grade are sometimes referred to as "high yield bonds" or "junk bonds." Therefore, our investments may result in an above average amount of risk and volatility or loss of principal. While the debt we invest in is often secured, such security does not guarantee that we will receive principal and interest payments according to the terms of the loan, or that the value of any collateral will be sufficient to allow us to recover all or a portion of the outstanding amount of the loan should we be forced to enforce our remedies.

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

        We may purchase common and other equity securities. Although common stock has historically generated higher average total returns than fixed income securities over the long-term, common stock also has experienced significantly more volatility in those returns. The equity securities we acquire may fail to appreciate and may decline in value or become worthless and our ability to recover our investment will depend on our portfolio company's success. Investments in equity securities involve a number of significant risks, including:

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

        We may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to certain exceptions to the Investment Company Act and in advisers to similar investment funds and, to the extent we so invest, will bear our ratable share of any such company's expenses, including management and performance fees. We will also remain obligated to pay base management and incentive fees to Ares Capital Management with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each of our common stockholders will bear his or her share of the base management and incentive fee due to Ares Capital Management as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.

There may be circumstances in which our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

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

        Because of the structure of the incentive fee, it is possible that we may have to pay an incentive fee in a quarter during which we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate for a quarter, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and/or unrealized capital losses. In addition, if market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for our investment adviser to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income.

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

        Shares of closed-end investment companies frequently trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to predict whether any shares of our common stock will trade at, above, or below net asset value. In the recent past, including during much of 2009, the stocks of BDCs as an industry, including at times shares of our common stock, traded below net asset value and at near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. Pursuant to approval granted at our 2013 annual stockholders meeting, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires the earlier of June 4, 2014 and the date of our 2014 annual stockholders meeting.

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

        In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Certain of the Facilities may also limit our ability to declare dividends if we default under certain provisions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution. See "Dividend/Distribution Policy."

        The above-referenced restrictions on distributions may also inhibit our ability to make required interest payments to holders of our debt, which may cause a default under the terms of our debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse effect on the price of our common stock.

        The Maryland General Corporation Law, our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control of Ares Capital or the removal of our directors. We are subject to the Maryland Business Combination Act (the "Business Combination Act"), subject to any applicable requirements of the Investment Company Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board or disinterested directors do not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and may increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (the "Control Share Acquisition Act") acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, subject to any applicable requirements of the Investment Company Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and may increase the difficulty of consummating such an offer.

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

        The February 2016 Convertible Notes are convertible into shares of our common stock beginning August 15, 2015 or, under certain circumstances, earlier. The June 2016 Convertible Notes are convertible into shares of our common stock beginning on December 15, 2015 or, under certain circumstances, earlier. The 2017 Convertible Notes are convertible into shares of our common stock beginning on September 15, 2016 or, under certain circumstances, earlier. The 2018 Convertible Notes are convertible into shares of our common stock beginning on July 15, 2017 or, under certain circumstances, earlier. The 2019 Convertible Notes are convertible into shares of our common stock beginning on July 15, 2018 or, under certain circumstances, earlier. Upon conversion of the Convertible Unsecured Notes, we have the choice to pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. As of December 31, 2013, the conversion price of the February 2016 Convertible Notes was effectively $18.71 per share of common stock, the conversion price of the June 2016 Convertible Notes was effectively $18.62 per share, the conversion price of the 2017 Convertible Notes was effectively $19.11 per share, the conversion price of the 2018 Convertible Notes was effectively $19.76 per share and the conversion price of the 2019 Convertible Notes was effectively $20.10 per share, in each case taking into account certain de minimis adjustments that will be made on the conversion date and subject to further adjustment in certain circumstances. If we elect to deliver shares of common stock upon a conversion at the time our tangible book value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the Convertible Unsecured Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.

Our stockholders may receive shares of our common stock as dividends, which could result in adverse tax consequences to them.

        In order to satisfy the annual distribution requirement applicable to RICs, we have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion could be as low as 20%) and certain requirements are met, the entire distribution would be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder would be taxed on 100% of the fair market value of the shares received as part of the dividend on the date a stockholder received it in the same manner as a cash dividend, even though most of the dividend was paid in shares of our common stock.

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

        Our publicly issued debt securities may or may not have an established trading market. We cannot assure holders of our debt securities that a trading market for our publicly issued debt securities will ever develop or be maintained if developed. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, our publicly issued debt securities. These factors include, but are not limited to, the following:

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

        Holders of our debt securities should also be aware that there may be a limited number of buyers if and when they decide to sell their debt securities. This too may materially adversely affect the market value of the debt securities or the trading market for the debt securities.

Terms relating to redemption may materially adversely affect our noteholders' return on any debt securities that we may issue.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We do not own any real estate or other physical properties materially important to our operation. Our headquarters are currently located at 245 Park Avenue, 44th Floor, New York, New York 10167. We are party to an office lease pursuant to which we are leasing New York office facilities from a third party (the "43rd/44th Floor Space"). We have entered into separate subleases with Ares Management and IHAM, pursuant to which Ares Management and IHAM subleased approximately 35% and 18%, respectively, of the 43rd/44th Floor Space for a rent equal to 35% and 18%, respectively, of the base annual rent payable by us under our lease for the 43rd/44th Floor Space, plus certain additional costs and expenses.

        We are also party to an office lease pursuant to which we began leasing additional New York office space in early 2013 (the "42nd Floor Space"). We have entered into a sublease with Ares Management to sublease 100% of the 42nd Floor Space to Ares Management for a rent equal to 100% of the base annual rent payable by us under our lease for the 42nd Floor Space, plus certain additional costs and expenses.

        We are also party to an office lease with a third party for office space in Washington D.C. We entered into an office sublease with Ares Management, pursuant to which Ares Management subleases approximately 54% of the Washington, D.C. office space leased by us for a rent equal to 54% of the base annual rent payable by us under our office lease, plus certain additional costs and expenses.

        We have also entered into two office subleases with Ares Management, pursuant to which (i) we sublease approximately 42% of Ares Management's Chicago office space for a rent equal to 42% of the base annual rent payable by Ares Management under its office lease, plus certain additional costs and expenses and (ii) we sublease approximately 7% of certain of Ares Management's Los Angeles office space for a rent equal to 7% of the base annual rent payable by Ares Management under such office lease, plus certain additional costs and expenses.

        The current allocations are as of December 31, 2013. The allocations in connection with our subleases described above are subject to change and future review. These percentages are subject to change depending on the composition of, and functions performed by, the staff in each of these offices.

Item 3.    Legal Proceedings

        We are party to certain lawsuits in the normal course of business. In addition, Allied Capital was involved in various legal proceedings that we assumed in connection with the acquisition of Allied Capital ("Allied Acquisition"). Furthermore, third parties may try to seek to impose liability on us in connection with our activities or the activities of our portfolio companies. While the outcome of any such legal proceedings cannot at this time be predicted with certainty, we do not expect that these legal proceedings will materially affect our business, financial condition or results of operations.

        On May 20, 2013, we were named as one of several defendants in an action filed in the United States District Court for the Eastern District of Pennsylvania by the bankruptcy trustee of DSI Renal Holdings LLC and two related companies. The complaint in the action alleges, among other things, that each of the named defendants participated in a purported "fraudulent transfer" involving the restructuring of a subsidiary of DSI Renal Holdings LLC. Among other things, the complaint seeks, jointly and severally from all defendants, (1) damages of approximately $425 million, of which the complaint states our individual share is approximately $117 million, and (2) punitive damages. We are currently unable to assess with any certainty whether we may have any exposure in this action. We believe the claims are without merit and intend to vigorously defend ourselves in this action.

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

        The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock as reported on The NASDAQ Global Select Market and the dividends declared and payable by us for each fiscal quarter for the years ended December 31, 2012 and 2013. On February 24, 2014, the last reported closing sales price of our common stock on The NASDAQ Global Select Market was $18.49 per share, which represented a premium of approximately 12.3% to the net asset value per share reported by us as of December 31, 2013.

		Price Range
	Net Asset Value(1)			Cash Dividend Per Share(2)
		High	Low
Fiscal 2012
First Quarter	$15.47	$16.70	$15.51	$0.37
Second Quarter	$15.51	$16.55	$14.67	$0.37
Third Quarter	$15.74	$17.68	$16.04	$0.43	(3)
Fourth Quarter	$16.04	$17.74	$16.08	$0.43	(3)
Fiscal 2013
First Quarter	$15.98	$18.54	$17.66	$0.38
Second Quarter	$16.21	$18.27	$16.42	$0.38
Third Quarter	$16.35	$18.12	$17.03	$0.38
Fourth Quarter	$16.46	$18.38	$17.06	$0.43	(3)

(1)
Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.

(2)
Represents the dividends declared and payable in the relevant quarter. Does not include an additional dividend of $0.05 per share, payable, subject to the satisfaction of certain Maryland law requirements, on March 28, 2014 to stockholders of record as of March 14, 2014, which was previously declared on November 5, 2013.

(3)
Consists of a quarterly dividend of $0.38 per share and an additional dividend of $0.05 per share.

HOLDERS

        As of February 24, 2014, there were 1,799 holders of record of our common stock (including Cede & Co.).

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

        The following table summarizes our dividends declared and payable for 2012 and 2013:

Date Declared	Record Date	Payment Date	Amount
February 28, 2012	March 15, 2012	March 30, 2012	$0.37
May 8, 2012	June 15, 2012	June 29, 2012	$0.37
August 7, 2012	September 14, 2012	September 28, 2012	$0.38
August 7, 2012	September 14, 2012	September 28, 2012	$0.05	(1)
November 5, 2012	December 14, 2012	December 28, 2012	$0.38
November 5, 2012	December 14, 2012	December 28, 2012	$0.05	(1)

Total declared and payable for 2012			$1.60

February 27, 2013	March 15, 2013	March 29, 2013	$0.38
May 7, 2013	June 14, 2013	June 28, 2013	$0.38
August 6, 2013	September 16, 2013	September 30, 2013	$0.38
November 5, 2013	December 16, 2013	December 31, 2013	$0.38
November 5, 2013	December 16, 2013	December 31, 2013	$0.05	(1)

Total declared and payable for 2013			$1.57	(2)

(1)
Represents an additional dividend.

(2)
Does not include an additional dividend of $0.05 per share, payable, subject to the satisfaction of certain Maryland law requirements, on March 28, 2014 to stockholders of record as of March 14, 2014, which was previously declared on November 5, 2013.

        Of the $1.57 per share in dividends declared and payable during the year ended December 31, 2013, the entire $1.57 per share was comprised of ordinary income. Of the $1.60 per share in dividends declared and payable during the year ended December 31, 2012, the entire $1.60 per share was comprised of ordinary income.

        To maintain our RIC status, we must timely distribute an amount equal to at least 90% of our investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short term capital gains) to our stockholders. In addition, the Company generally will be required to pay an excise tax equal to 4% on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of the Company's ordinary income recognized during a calendar year and (ii) 98.2% of the Company's capital gain net income, as defined by the Code, recognized for the one year period ending October 31st in that calendar year and (iii) any income recognized, but not distributed , in preceding years. The taxable income on which we pay excise tax is generally distributed to our stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income for distribution in the following year, and pay any applicable excise tax. For the years ended December 31, 2013 and 2012, we recorded a net excise tax expense of $10.3 million and $7.9 million, respectively. We cannot assure you that we will achieve results that will permit the payment of any cash distributions. We maintain an "opt out" dividend reinvestment plan for our common stockholders. As a result, if we declare a cash dividend, stockholders' cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically opt out of the dividend reinvestment plan so as to receive cash dividends.

 RECENT SALES OF UNREGISTERED EQUITY SECURITIES

        We have reported all sales of our unregistered equity securities that occurred during the period covered by this report in our Reports on Form 10-Q or Form 8-K, as applicable.

ISSUER PURCHASES OF EQUITY SECURITIES

        For the year ended December 31, 2013, we did not purchase any shares of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG ARES CAPITAL
CORPORATION, S&P 500 INDEX, SNL US INVESTMENT COMPANY INDEX AND S&P
SPECIALIZED FINANCE INDEX

Total Return Performance

SOURCE:	SNL Financial LC
NOTES:	Assumes $100 invested December 31, 2008 in Ares Capital, the S&P 500 Index, the SNL US Investment Company Index and the S&P Specialized Finance Index. Assumes all dividends are reinvested on the respective dividend payment dates without commissions.

	Dec08	Dec09	Dec10	Dec11	Dec12	Dec13
Ares Capital	100.00	251.22	365.32	374.79	466.71	517.65
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
SNL US Investment Company Index	100.00	128.27	134.11	123.16	145.38	237.78
S&P Specialized Finance Index	100.00	128.92	171.64	165.45	204.74	213.65

        For the graph and chart above, the Company has included the SNL US Investment Company Index as we believe the companies included in such index are more representative of the Company's line-of-business than the companies included in the S&P Specialized Finance Index. Given this is the first year that the SNL US Investment Company Index is being presented, we have also included the S&P Specialized Finance Index, which was presented in the preceding year's Form 10-K.

        The graph and other information furnished under this Part II Item 5(d) of this Form 10-K shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act, as amended.

Item 6.    Selected Financial Data

        The following selected financial and other data for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 are derived from our consolidated financial statements which have been audited by KPMG LLP, an independent registered public accounting firm whose report thereon is included elsewhere in this Annual Report. The data should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Annual Report.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(dollar amounts in millions, except per share data)

	As of and For the Year Ended December 31,
	2013	2012	2011	2010	2009
Total Investment Income	$881.7	$748.0	$634.5	$483.4	$245.3
Total Expenses	437.2	387.9	344.6	262.2	111.3

Net Investment Income Before Income Taxes	444.5	360.1	289.9	221.2	134.0
Income Tax Expense, Including Excise Tax	14.1	11.2	7.5	5.4	0.6

Net Investment Income	430.4	348.9	282.4	215.8	133.4
Net Realized and Unrealized Gains on Investments, Foreign Currencies, Extinguishment of Debt and Other Assets	58.1	159.3	37.1	280.1	69.3
Gain on the Allied Acquisition	—	—	—	195.9	—

Net Increase in Stockholders' Equity Resulting from Operations	$488.5	$508.2	$319.5	$691.8	$202.7

Per Share Data:
Net Increase in Stockholders' Equity Resulting from Operations:
Basic	$1.83	$2.21	$1.56	$3.91	$1.99
Diluted	$1.83	$2.21	$1.56	$3.91	$1.99
Cash Dividends Declared and Payable	$1.57	$1.60	$1.41	$1.40	$1.47
Net Asset Value	$16.46	$16.04	$15.34	$14.92	$11.44
Total Assets	$8,141.5	$6,401.2	$5,387.4	$4,562.5	$2,313.5
Total Debt (Carrying Value)	$2,986.3	$2,195.9	$2,073.6	$1,378.5	$969.5
Total Debt (Principal Value)	$3,078.8	$2,293.8	$2,170.5	$1,435.1	$969.5
Total Stockholders' Equity	$4,904.4	$3,988.3	$3,147.3	$3,050.5	$1,257.9
Other Data:
Number of Portfolio Companies at Period End(1)	193	152	141	170	95
Principal Amount of Investments Purchased	$3,493.2	$3,161.6	$3,239.0	$1,583.9	$575.0
Principal Amount of Investments Acquired as part of the Allied Acquisition	$—	$—	$—	$1,833.8	$—
Principal Amount of Investments Sold and Repayments	$1,801.4	$2,482.9	$2,468.2	$1,555.9	$515.2
Total Return Based on Market Value(2)	10.5%	23.6%	2.3%	43.6%	119.9%
Total Return Based on Net Asset Value(3)	11.4%	14.3%	10.5%	31.6%	17.8%
Weighted Average Yield of Debt and Other Income Producing Securities at Fair Value(4)	10.4%	11.3%	12.0%	12.9%	12.7%
Weighted Average Yield of Debt and Other Income Producing Securities at Amortized Cost(4)	10.4%	11.4%	12.1%	13.2%	12.1%

(1)
Includes commitments to portfolio companies for which funding had yet to occur.

(2)
For the year ended December 31, 2013, the total return based on market value equaled the increase of the ending market value at December 31, 2013 of $17.77 per share from the ending market value at

  December 31, 2012 of $17.50 per share plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2013, divided by the market value at December 31, 2012. For the year ended December 31, 2012, the total return based on market value equaled the increase of the ending market value at December 31, 2012 of $17.50 per share from the ending market value at December 31, 2011 of $15.45 per share plus the declared and payable dividends of $1.60 per share for the year ended December 31, 2012, divided by the market value at December 31, 2011.For the year ended December 31, 2011, the total return based on market value equaled the decrease of the ending market value at December 30, 2011 of $15.45 per share from the ending market value at December 31, 2010 of $16.48 per share plus the declared and payable dividends of $1.41 per share for the year ended December 31, 2011, divided by the market value at December 31, 2010. For the year ended December 31, 2010, the total return based on market value equaled the increase of the ending market value at December 31, 2010 of $16.48 per share from the ending market value at December 31, 2009 of $12.45 per share plus the declared and payable dividends of $1.40 per share for the year ended December 31, 2010, divided by the market value at December 31, 2009. For the year ended December 31, 2009, the total return based on market value equaled the increase of the ending market value at December 31, 2009 of $12.45 per share from the ending market value at December 31, 2008 of $6.33 per share plus the declared and payable dividends of $1.47 per share for the year ended December 31, 2009, divided by the market value at December 31, 2008. Total return based on market value is not annualized. The Company's shares fluctuate in value. The Company's performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(3)
For the year ended December 31, 2013, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2013, divided by the beginning net asset value. For the year ended December 31, 2012, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.60 per share for the year ended December 31, 2012 divided by the beginning net asset value for the period. For the year ended December 31, 2011, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.41 per share for the year ended December 31, 2011 divided by the beginning net asset value for the period. For the year ended December 31, 2010, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.40 per share for the year ended December 31, 2010, divided by the beginning net asset value. For the year ended December 31, 2009, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.47 per share for the year ended December 31, 2009, divided by the beginning net asset value. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan and the issuance of common stock in connection with any equity offerings and the equity components of any convertible notes issued during the period. Total return based on net asset value is not annualized. The Company's performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4)
Weighted average yield of debt and other income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt and other income producing securities, divided by (b) total accruing debt and other income producing securities at fair value and other income producing securities. Weighted average yield of debt and other income producing securities at amortized cost is computed as (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt and other income producing securities, divided by (b) total accruing debt and other income producing securities at amortized cost.

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

  •
  the impact of changes in laws or regulations (including the interpretation thereof) governing our operations or the operations of our portfolio companies or the operations of our competitors;

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

  •
  uncertainty surrounding the financial stability of the U.S. and the EU;

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

        We are externally managed by Ares Capital Management, a wholly owned subsidiary of Ares Management, a global alternative asset manager and a SEC-registered investment adviser, pursuant to our investment advisory and management agreement. Ares Operations, a wholly owned subsidiary of Ares Management, provides administrative services necessary for us to operate.

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

        Since our initial public offering on October 8, 2004 through December 31, 2013, our exited investments resulted in an aggregate cash flow realized internal rate of return (as discussed in more detail in footnote 1 to the last table in "Business—Investments") to us of approximately 13% (based on original cash invested, net of syndications, of approximately $7.7 billion and total proceeds from such exited investments of approximately $9.4 billion). Approximately 72% of these exited investments resulted in an aggregate cash flow realized internal rate of return to us of 10% or greater.

        Additionally, since our initial public offering on October 8, 2004 through December 31, 2013, our realized gains have exceeded our realized losses by approximately $258 million (excluding a one-time gain on the acquisition of Allied Capital and realized gains/losses from the extinguishment of debt and other assets). For this same time period, our average annualized net realized gain rate was approximately 1.1% (excluding a one-time gain on the acquisition of Allied Capital and realized gains/losses from the extinguishment of debt and other assets). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

        Information included herein regarding internal rates of return, realized gains and losses and annualized net realized gain rates since our initial public offering are historical results relating to our past performance and are not necessarily indicative of future results, the achievement of which cannot be assured.

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

        We have elected to be treated as a RIC under the Code, and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to our stockholders generally at least 90% of our investment company taxable income, as defined by the Code, for each year. Pursuant to this election, we generally will not have to pay U.S. federal corporate-level taxes on any income that we distribute to our stockholders provided that we satisfy those requirements.

PORTFOLIO AND INVESTMENT ACTIVITY

        The Company's investment activity for the years ended December 31, 2013, 2012 and 2011 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Year Ended December 31,
(dollar amounts in millions)	2013	2012	2011
New investment commitments(1):
New portfolio companies	$2,148.5	$1,794.7	$1,778.0
Existing portfolio companies(2)	1,854.4	1,402.3	1,896.4

Total new investment commitments	4,002.9	3,197.0	3,674.4
Less:
Investment commitments exited	1,840.0	2,614.5	2,603.1

Net investment commitments	$2,162.9	$582.5	$1,071.3
Principal amount of investments funded:
First lien senior secured loans	$2,011.1	$1,953.3	$1,973.1
Second lien senior secured loans	602.8	733.1	511.1
Subordinated certificates of the SSLP(3)	652.5	270.0	496.8
Senior subordinated debt	181.0	101.3	51.8
Preferred equity securities	1.8	—	164.1
Other equity securities	44.0	103.9	41.2
Commercial real estate	—	—	0.9

Total	$3,493.2	$3,161.6	$3,239.0
Principal amount of investments sold or repaid:
First lien senior secured loans	$885.8	$1,455.9	$1,320.9
Second lien senior secured loans	526.1	331.0	286.6
Subordinated certificates of the SSLP	145.2	66.3	—
Senior subordinated debt	201.0	409.0	463.2
Collateralized loan obligations	—	55.5	166.3
Preferred equity securities	26.3	26.2	43.5
Other equity securities	16.8	126.0	166.1
Commercial real estate	0.2	13.0	21.6

Total	$1,801.4	$2,482.9	$2,468.2
Number of new investment commitments(4)	95	82	72
Average new investment commitment amount	$42.1	$39.0	$51.0
Weighted average term for new investment commitments (in months)	74	66	63
Percentage of new investment commitments at floating rates	89%	88%	94%
Percentage of new investment commitments at fixed rates	10%	8%	5%

	For the Year Ended December 31,
(dollar amounts in millions)	2013	2012	2011
Weighted average yield of debt and other income producing securities(5):
Funded during the period at amortized cost	9.8%	9.9%	10.9%
Funded during the period at fair value(6)	9.8%	9.9%	10.9%
Exited or repaid during the period at amortized cost	9.8%	9.7%	10.2%
Exited or repaid during the period at fair value(6)	9.7%	9.6%	10.1%

(1)
New investment commitments include new agreements to fund revolving credit facilities or delayed draw loans.

(2)
Includes investment commitments to the SSLP to make co-investments with GE in first lien senior secured loans of middle market companies of $736.6 million, $270.0 million and $496.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(3)
See "Senior Secured Loan Program" below and Note 4 to our consolidated financial statements for the year ended December 31, 2013 for more information on the SSLP.

(4)
Number of new investment commitments represents each commitment to a particular portfolio company or a commitment to multiple companies as part of an individual transaction (e.g., the purchase of a portfolio of investments).

(5)
"Weighted average yield of debt and other income producing securities at amortized cost" is computed as the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt and other income producing securities, divided by (b) total accruing debt and other income producing securities at amortized cost. "Weighted average yield of debt and other income producing securities at fair value" is computed as the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt and other income producing securities, divided by (b) total accruing debt and other income producing securities at fair value.

(6)
Represents fair value for investments in the portfolio as of the most recent prior quarter end, if applicable.

        As of December 31, 2013 and 2012, our investments consisted of the following:

	As of December 31,
	2013		2012
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured loans	$3,461.6	$3,433.6	$2,329.9	$2,321.2
Second lien senior secured loans	1,335.8	1,319.2	1,257.9	1,233.9
Subordinated certificates of the SSLP(1)	1,745.2	1,771.4	1,237.9	1,263.6
Senior subordinated debt	308.1	267.2	321.3	259.8
Preferred equity securities	226.0	229.0	238.8	250.1
Other equity securities	453.7	600.2	430.4	584.1
Commercial real estate	7.0	12.3	7.3	11.9

Total	$7,537.4	$7,632.9	$5,823.5	$5,924.6

(1)
The proceeds from these certificates were applied to co-investments with GE to fund first lien senior secured loans to 47 and 36 different borrowers as of December 31, 2013 and 2012, respectively.

        The weighted average yields at amortized cost and fair value of the following portions of our portfolio as of December 31, 2013 and 2012 were as follows:

	As of December 31,
	2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	10.4%	10.4%	11.4%	11.3%
Total portfolio(2)	9.4%	9.3%	10.1%	10.0%
First lien senior secured loans(2)	7.8%	7.9%	9.0%	9.0%
Second lien senior secured loans(2)	9.4%	9.5%	10.5%	10.7%
Subordinated certificates of the SSLP(2)(3)	15.0%	14.8%	15.8%	15.4%
Senior subordinated debt(2)	10.4%	12.0%	11.7%	14.5%
Income producing equity securities (2)	10.1%	9.1%	9.9%	8.8%

(1)
"Weighted average yield of debt and other income producing securities at amortized cost" is computed as the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt and other income producing securities, divided by (b) total accruing debt and other income producing securities at amortized cost. "Weighted average yield of debt and other income producing securities at fair value" is computed as the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt and other income producing securities, divided by (b) total accruing debt and other income producing securities at fair value.

(2)
"Weighted average yields at amortized cost" are computed as the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on the relevant accruing debt and other income producing securities, divided by (b) the total relevant investments at amortized cost. "Weighted average yields at fair value" are computed as the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on the relevant accruing debt and other income producing securities, divided by (b) the total relevant investments at fair value.

(3)
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

        Set forth below is the grade distribution of our portfolio companies as of December 31, 2013 and 2012:

	As of December 31,
	2013				2012
(dollar amounts in millions)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 1	$54.6	0.7%	7	3.6%	$75.1	1.3%	9	5.9%
Grade 2	256.3	3.4%	12	6.2%	136.7	2.3%	9	5.9%
Grade 3	6,636.2	86.9%	162	84.0%	5,108.8	86.2%	121	79.7%
Grade 4	685.8	9.0%	12	6.2%	604.0	10.2%	13	8.5%

Total	$7,632.9	100.0%	193	100.0%	$5,924.6	100.0%	152	100.0%

        As of December 31, 2013 and 2012, the weighted average grade of the investments in our portfolio at fair value was 3.0 and 3.1, respectively.

        As of December 31, 2013, loans on non-accrual status represented 3.1% and 2.1% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2012, loans on non-accrual status represented 2.3% and 0.6% of the total investments at amortized cost and at fair value, respectively.

Senior Secured Loan Program

        The Company co-invests in first lien senior secured loans of middle market companies with GE through an unconsolidated Delaware limited liability company, the Senior Secured Loan Fund LLC (d/b/a "The Senior Secured Loan Program") or the SSLP. The SSLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and GE (with approval from a representative of each required). The Company provides capital to the SSLP in the form of SSLP Certificates.

        As of December 31, 2013 and 2012, the SSLP had available capital of $11.0 billion and $9.0 billion, respectively, of which approximately $8.7 billion and $6.3 billion in aggregate principal amount, respectively, was funded. As of December 31, 2013 and 2012, the Company had agreed to make available to the SSLP approximately $2.3 billion and $1.8 billion, respectively, of which approximately $1.7 billion and $1.2 billion in aggregate principal amount, respectively, was funded. Investment of any unfunded amount must be approved by the investment committee of the SSLP as described above.

        As of December 31, 2013 and 2012, the SSLP had total assets of $8.7 billion and $6.3 billion, respectively. As of December 31, 2013 and 2012, GE's investment in the SSLP consisted of senior notes of $6.7 billion and $4.8 billion, respectively, and SSLP Certificates of $249.3 million and $177.9 million, respectively. The SSLP Certificates are junior in right of payment to the senior notes held by GE. As of December 31, 2013 and 2012, the Company and GE owned 87.5% and 12.5%, respectively, of the outstanding SSLP Certificates.

        As of December 31, 2013 and 2012, the SSLP portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies. As of December 31, 2013, one loan was on non-accrual status, representing 1.0% of the total loans at principal amount in the SSLP. As of December 31, 2012, no loans were on non-accrual status. The portfolio companies in the SSLP are in industries similar to the companies in the Company's portfolio. Additionally, as of December 31, 2013 and 2012, the SSLP had commitments to fund various delayed draw investments to certain of its portfolio companies of $510.4 million and $157.5 million, respectively, which had been approved by the SSLP investment committee. As of December 31, 2013 and 2012, the Company had commitments to co-invest in the SSLP for its portion of the SSLP's commitments to fund such delayed draw investments of up to $85.1 million and $26.4 million, respectively.

        Below is a summary of the SSLP portfolio, followed by a listing of the individual first lien senior secured loans in the SSLP portfolio as of December 31, 2013 and 2012:

	As of December 31,
(dollar amounts in millions)	2013	2012
Total first lien senior secured loans(1)	$8,664.4	$5,998.1
Weighted average yield on first lien senior secured loans(2)	7.1%	8.0%
Number of borrowers in the SSLP	47	36
Largest loan to a single borrower(1)	$321.7	$330.0
Total of five largest loans to borrowers(1)	$1,510.7	$1,441.4

(1)
At principal amount.

(2)
Computed as the (a) annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

SSLP Loan Portfolio as of December 31, 2013
(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
Access CIG, LLC(3)	Records and information management services provider	10/2017	7.0%	$186.9	$186.9
ADG, LLC	Dental services	9/2019	8.1%	217.5	217.5
AMZ Products Merger Corporation	Specialty chemicals manufacturer	12/2018	6.8%	237.6	237.6
Argon Medical Devices, Inc.	Manufacturer and marketer of single-use specialty medical devices	4/2018	6.5%	239.2	239.2
BECO Holding Company, Inc.(5)	Wholesale distributor of first response fire protection equipment and related parts	12/2017	8.3%	143.4	143.4
Brewer Holdings Corp. and Zywave, Inc.	Provider of software and technology-enabled content and analytical solutions to insurance brokers	11/2019	7.0%	175.5	175.5
Cambridge International, Inc.	Manufacturer of custom designed and engineered metal products	4/2018	8.0%	86.0	86.0
CCS Group Holdings, LLC(5)	Correctional facility healthcare operator	4/2016	8.0%	134.5	134.5
CH Hold Corp.	Collision repair company	11/2019	5.5%	270.0	270.0
Chariot Acquisition, LLC	Distributor and designer of aftermarket golf cart parts and accessories	1/2019	7.8%	142.3	142.3
CIBT Holdings, Inc.(5)	Expedited travel document processing services	12/2018	6.8%	178.9	178.9
CWD, LLC	Supplier of automotive aftermarket brake parts	6/2016	10.0%	130.5	130.5
Drayer Physical Therapy Institute, LLC	Outpatient physical therapy provider	7/2018	7.5%	136.7	136.7
Driven Holdings, LLC(5)	Automotive aftermarket car care franchisor	3/2017	7.0%	159.1	159.1
ECI Purchaser Company, LLC	Manufacturer of equipment to safely control pressurized gases	12/2019	6.0%	209.0	209.0
Excelligence Learning Corporation(5)	Developer, manufacturer and retailer of educational products	8/2018	7.8%	174.0	174.0
Fleischmann's Vinegar Company, Inc.	Manufacturer and marketer of industrial vinegar products	5/2016	8.0%	74.7	74.7
Fox Hill Holdings, LLC(3)	Third party claims administrator on behalf of insurance carriers	6/2018	6.8%	289.5	289.5
III US Holdings, LLC	Provider of library automation software and systems	3/2018	7.6%	194.5	194.5
Implus Footcare, LLC(5)	Provider of footwear and other accessories	10/2016	9.0%	210.3	210.3
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.(3)(5)	Private school operator	6/2015		82.4	74.2	(6)
Intermedix Corporation(4)	Revenue cycle management provider to the emergency healthcare industry	12/2018	6.3%	321.7	321.7
iParadigms, LLC	Provider of anti-plagiarism software to the education industry	4/2019	6.5%	164.2	164.2
JHP Pharmaceuticals, LLC(5)	Manufacturer of specialty pharmaceutical products	12/2019	6.8%	182.2	182.2
Laborie Medical Technologies Corp(5)	Developer and manufacturer of medical equipment	10/2018	6.8%	113.5	113.5
LJSS Acquisition, Inc.	Fluid power distributor	10/2017	6.8%	159.8	159.8
MWI Holdings, Inc.(3)	Provider of engineered springs, fasteners, and other precision components	3/2019	7.4%	261.6	261.6

SSLP Loan Portfolio as of December 31, 2013
(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
Noranco Manufacturing (USA) Ltd.	Supplier of complex machined and sheet metal components for the aerospace industry	4/2019	6.8%	161.1	161.1
Nordco, Inc.	Designer and manufacturer of railroad maintenance-of-way machinery	8/2019	7.0%	224.7	224.7
Oak Parent, Inc.(3)	Manufacturer of athletic apparel	4/2018	7.5%	307.1	307.1
Penn Detroit Diesel Allison, LLC	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	12/2016	9.0%	59.5	59.5
PetroChoice Holdings, LLC	Provider of lubrication solutions	1/2017	10.0%	158.3	158.3
PODS Funding Corp. II(3)	Storage and warehousing	12/2018	7.0%	314.1	314.1
Pregis Corporation, Pregis Intellipack Corp. and Pregis Innovative Packaging Inc.(3)	Provider of highly-customized, tailored protective packaging solutions	3/2017	7.8%	152.0	152.0
Protective Industries, Inc. dba Caplugs(3)(5)	Plastic protection products	10/2019	6.8%	278.3	278.3
PSSI Holdings, LLC(3)	Provider of mission-critical outsourced cleaning and sanitation services to the food processing industry	6/2018	6.0%	224.4	224.4
Restaurant Technologies, Inc.	Provider of bulk cooking oil management services to the restaurant and fast food service industries	6/2018	7.0%	202.7	202.7
Selig Sealing Products, Inc.	Manufacturer of container sealing products for rigid packaging applications	10/2019	6.8%	209.0	209.0
Singer Sewing Company	Manufacturer of consumer sewing machines	6/2017	7.3%	197.0	197.0
Strategic Partners, Inc.(5)	Supplier of medical uniforms, specialized medical footwear and accessories	8/2018	7.8%	232.1	232.1
Talent Partners G.P. and Print Payroll Services, G.P.	Provider of technology-enabled payroll to the advertising industry	10/2017	8.0%	62.0	62.0
TecoStar Acquisition Company	Manufacturer of precision components for orthopedic medical devices	12/2019	6.4%	118.0	118.0
The Teaching Company, LLC and The Teaching Company Holdings, Inc.(3)(5)	Education publications provider	3/2017	9.0%	111.5	109.3
Towne Holdings, Inc.	Provider of contracted hospitality services and parking systems	12/2019	6.8%	154.0	154.0
U.S. Anesthesia Partners, Inc.(3)	Anesthesiology service provider	12/2019	6.0%	210.0	210.0
Universal Services of America, LP	Provider of security officer and guard services	7/2019	6.0%	253.9	253.9
WB Merger Sub, Inc.	Importer, distributor and developer of premium wine and spirits	12/2016	9.0%	159.2	159.2

				$8,664.4	$8,654.0

(1)
Represents the weighted average annual stated interest rate as of December 31, 2013. All interest rates are payable in cash. For loans on non-accrual status, the stated interest rate is not shown as there is no current yield on such loans.

(2)
Represents the fair value in accordance with ASC 820-10. The determination of such fair value is not included in the Company's board of directors valuation process described elsewhere herein.

(3)
The Company also holds a portion of this company's first lien senior secured loan.

(4)
The Company also holds this company's second lien senior secured loan.

(5)
The Company holds an equity investment in this company.

(6)
Loan was on non-accrual status, as determined by SSLP, as of December 31, 2013.

SSLP Loan Portfolio as of December 31, 2012
(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
Access CIG, LLC(3)	Records and information management services provider	10/2017	7.0%	$152.8	$152.8
ADG, LLC	Dental services	10/2016	8.8%	199.4	199.4
AMZ Products Merger Corporation	Specialty chemicals manufacturer	12/2018	6.8%	240.0	240.0
BECO Holding Company, Inc.(5)	Wholesale distributor of first response fire protection equipment and related parts	12/2017	8.3%	160.0	160.0
Cambridge International, Inc.	Manufacturer of custom designed and engineered metal products	4/2018	8.0%	88.3	83.9
CCS Group Holdings, LLC(5)	Correctional facility healthcare operator	4/2016	8.0%	142.8	142.8
Chariot Acquisition, LLC	Distributor and designer of aftermarket golf cart parts and accessories	1/2018	8.8%	146.8	146.8
CIBT Holdings, Inc.(5)	Expedited travel document processing services	12/2017	8.5%	146.4	146.4
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings LLC(3)(5)	Healthcare analysis services provider	3/2017	7.8%	284.9	273.5
CWD, LLC	Supplier of automotive aftermarket brake parts	3/2014	8.8%	119.8	110.2
Drayer Physical Therapy Institute, LLC	Outpatient physical therapy provider	7/2018	7.5%	138.1	138.1
Driven Holdings, LLC(5)	Automotive aftermarket car care franchisor	3/2017	7.0%	160.4	160.4
Excelligence Learning Corporation(5)	Developer, manufacturer and retailer of educational products	8/2016	8.0%	115.8	115.8
Fleischmann's Vinegar Company, Inc.	Manufacturer and marketer of industrial vinegar products	5/2016	8.9%	59.6	59.6
Fox Hill Holdings, LLC	Third party claims administrator on behalf of insurance carriers	12/2017	8.0%	292.5	292.5
III US Holdings, LLC	Provider of library automation software and systems	3/2018	7.6%	202.9	202.9
Implus Footcare, LLC(5)	Provider of footwear and other accessories	10/2016	9.5%	178.0	178.0
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.(5)	Private school operator	6/2015	10.5%	165.6	165.6
Intermedix Corporation(4)	Revenue cycle management provider to the emergency healthcare industry	12/2018	6.3%	330.0	330.0
LJSS Acquisition, Inc.	Fluid power distributor	9/2017	6.8%	163.9	163.9
MWI Holdings, Inc.(3)	Highly engineered springs, fasteners, and other precision components	6/2017	8.0%	251.2	251.2
Nordco, Inc.	Designer and manufacturer of railroad maintenance-of-way machinery	6/2016	7.0%	113.2	113.2
Oak Parent, Inc.(3)	Manufacturer of athletic apparel	4/2018	8.0%	282.8	282.8
Opinionology, LLC and Survey Sampling International LLC	Provider of outsourced data collection to the market research industry	7/2017	8.5%	152.3	152.3
Penn Detroit Diesel Allison, LLC	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	12/2016	9.0%	65.3	65.3
PetroChoice Holdings, LLC	Provider of lubrication solutions	1/2017	10.0%	162.4	162.4
Power Buyer, LLC	Provider of emergency maintenance services for power transmission, distribution, and substation infrastructure	12/2018	7.8%	208.0	208.0
Powersport Auctioneer Holdings, LLC(5)	Powersport vehicle auction operator	12/2016	8.5%	40.7	40.7

SSLP Loan Portfolio as of December 31, 2012
(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
Pregis Corporation, Pregis Intellipack Corp. and Pregis Innovative Packaging Inc.(3)	Provider of highly-customized and tailored protective packaging solutions	3/2017	7.8%	125.9	125.9
PSSI Holdings, LLC	Provider of mission-critical outsourced cleaning and sanitation services to the food processing industry	6/2017	6.8%	161.7	161.7
Selig Sealing Products, Inc.	Manufacturer of container sealing products for rigid packaging applications	7/2018	7.8%	169.6	169.6
Singer Sewing Company	Manufacturer of consumer sewing machines	6/2017	7.3%	199.0	199.0
Strategic Partners, Inc.	Supplier of medical uniforms, specialized medical footwear and accessories	8/2018	7.8%	234.4	234.4
Talent Partners G.P. and Print Payroll Services, G.P.	Provider of technology-enabled payroll to the advertising industry	10/2017	8.0%	65.5	65.5
The Teaching Company, LLC and The Teaching Company Holdings, Inc.(3)(5)	Education publications provider	3/2017	9.0%	113.9	113.9
WB Merger Sub, Inc.	Importer, distributor and developer of premium wine and spirits	12/2016	9.0%	164.2	164.2

				$5,998.1	$5,972.7

(1)
Represents the weighted average annual stated interest rate as of December 31, 2012. All interest rates are payable in cash.

(2)
Represents the fair value in accordance with ASC 820-10. The determination of such fair value is not included in the Company's board of directors valuation process described elsewhere herein.

(3)
The Company also holds a portion of this company's first lien senior secured loan.

(4)
The Company also holds this company's second lien senior secured loan.

(5)
The Company holds an equity investment in this company.

        The amortized cost and fair value of the SSLP Certificates held by the Company was $1.7 billion and $1.8 billion, respectively, as of December 31, 2013, and $1.2 billion and $1.3 billion, respectively, as of December 31, 2012. The SSLP Certificates pay a weighted average contractual coupon of three month LIBOR plus approximately 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the underlying loan portfolio, which may result in a return to the holders of the SSLP Certificates that is greater than both the contractual coupon on the SSLP Certificates as well as the weighted average yield on the SSLP's portfolio of 7.1% and 8.0% at December 31, 2013 and 2012, respectively. The Company's yield on its investment in the SSLP at amortized cost and fair value was 15.0% and 14.8%, respectively, as of December 31, 2013, and 15.8% and 15.4%, respectively, as of December 31, 2012. For the years ended December 31, 2013, 2012 and 2011, the Company earned interest income of $224.9 million, $184.7 million and $118.4 million, respectively, from its investment in the SSLP Certificates.

        The Company is also entitled to certain fees in connection with the SSLP. For the years ended December 31, 2013, 2012 and 2011, in connection with the SSLP, the Company earned capital structuring service, sourcing and other fees totaling $66.6 million, $58.2 million and $54.9 million respectively.

        Effective March 30, 2012, Ares Capital Management assumed from the Company the role of co-manager of the SSLP. However, this change did not impact the Company's economics in respect of its participation in the SSLP and Ares Capital Management does not receive any remuneration in respect of its co-manager role.

        Selected financial information for the SSLP as of and for the years ended December 31, 2013 and 2012 is as follows:

	As of and For the Years Ended December 31,
(in millions)	2013	2012
Selected Balance Sheet Information:
Investments in loans receivable, net	$8,601.6	$5,952.3
Cash and other assets	$142.3	$369.2
Total assets	$8,743.9	$6,321.5
Senior notes	$6,699.5	$4,840.4
Other liabilities	$64.2	$46.9
Total liabilities	$6,763.7	$4,887.3
Subordinated certificates and members' interests	$1,980.2	$1,434.2
Total liabilities and members' capital	$8,743.9	$6,321.5
Selected Statement of Operations Information:
Total revenues	$554.2	$479.4
Total expenses	$296.7	$258.7
Net income	$257.5	$220.7

RESULTS OF OPERATIONS

For the years ended December 31, 2013, 2012 and 2011

        Operating results for the years ended December 31, 2013, 2012 and 2011 are as follows:

	For the Years Ended December 31,
(in millions)	2013	2012	2011
Total investment income	$881.7	$748.0	$634.5
Total expenses	437.2	387.9	344.6

Net investment income before income taxes	444.5	360.1	289.9
Income tax expense, including excise tax	14.1	11.2	7.5

Net investment income	430.4	348.9	282.4
Net realized gains on investments	63.7	46.7	96.6
Net unrealized gains (losses) on investments	(5.6)	115.3	(40.2)
Realized losses on extinquishment of debt	—	(2.7)	(19.3)

Net increase in stockholders' equity resulting from operations	$488.5	$508.2	$319.5

Investment Income

	For the Years Ended December 31,
(in millions)	2013	2012	2011
Interest income from investments	$647.9	$571.5	$473.2
Capital structuring service fees	91.7	102.1	97.4
Dividend income	99.6	39.7	38.4
Management and other fees	20.2	18.9	16.7
Other income	22.3	15.8	8.8

Total investment income	$881.7	$748.0	$634.5

        The increase in interest income from investments for the year ended December 31, 2013 from the comparable period in 2012 was primarily due to the increase in the size of the portfolio, which increased from an average of $5.5 billion at amortized cost for the year ended December 31, 2012 to an average of $6.7 billion at amortized cost for the comparable period in 2013. Even though new investment commitments increased from $3.2 billion for the year ended December 31, 2012 to $4.0 billion for the comparable period in 2013, capital structuring service fees decreased for the year ended December 31, 2013 from the comparable period in 2012 primarily due to the decrease in the average capital structuring service fees received on new investments, which decreased from 3.2% in 2012 to 2.3% in 2013. The increase in dividend income for the year ended December 31, 2013 from the comparable period in 2012 was primarily due to $72.4 million in dividend payments from IHAM for the year ended December 31, 2013 as compared to $19.9 million for the comparable period in 2012. The dividend income from IHAM for the year ended December 31, 2013 included additional dividends of $32.4 million that were paid in addition to the quarterly dividends generally paid by IHAM. IHAM paid the additional dividends out of accumulated earnings that had previously been retained by IHAM. Also during the year ended December 31, 2013, we received $9.0 million in other non-recurring dividends from non-income producing equity securities compared to $2.2 million for the comparable period in 2012. The increase in other income for the year ended December 31, 2013 from the comparable period in 2012 was primarily attributable to higher amendment fees.

        The increase in interest income from investments for the year ended December 31, 2012 from the comparable period in 2011 was primarily due to the increase in the size of the portfolio, which increased from an average of $4.6 billion at amortized cost for the year ended December 31, 2011 to an average of $5.5 billion at amortized cost for the comparable period in 2012. Even though new investment commitments decreased from $3.7 billion for the year ended December 31, 2011 to $3.2 billion for the comparable period in 2012, capital structuring service fees increased for the year ended December 31, 2012 from the comparable period in 2011 primarily due to the increase in the average capital structuring service fees received on new investments, which increased from 2.7% in 2011 to 3.2% in 2012. For the year ended December 31, 2012, dividend income included $19.9 million from the Company's investment in IHAM as compared to $19.0 million for the comparable period in 2011. Also during the year ended December 31, 2012, we received $2.2 million in other non-recurring dividends from non-income producing equity securities compared to $10.5 million for the comparable period in 2011. The increase in other income for the year ended December 31, 2012 from the comparable period in 2011 was primarily attributable to higher amendment, letter of credit and agency fees.

Operating Expenses

	For the Years Ended December 31,
(in millions)	2013	2012	2011
Interest and credit facility fees	$171.5	$143.0	$122.5
Incentive fees related to pre-incentive fee net investment income	110.5	95.2	79.0
Incentive fees related to capital gains per GAAP	11.6	31.9	33.3
Base management fees	104.9	86.2	71.6
Professional fees	13.6	12.0	16.7
Administrative fees	12.3	9.3	9.5
Other general and administrative	12.8	10.3	12.0

Total operating expenses	$437.2	$387.9	$344.6

        Interest and credit facility fees for the years ended December 31, 2013, 2012 and 2011, were comprised of the following:

	For the Years Ended December 31,
(in millions)	2013	2012	2011
Stated interest expense	$136.3	$113.1	$92.2
Facility fees	8.2	5.5	6.1
Amortization of debt issuance costs	13.2	13.1	13.2
Accretion of discount on notes payable	13.8	11.3	11.0

Total interest and credit facility fees	$171.5	$143.0	$122.5

        Stated interest expense for the year ended December 31, 2013 increased from the comparable period in 2012 primarily due to the increase in the average principal amount of debt outstanding and an increase in our weighted average stated interest rate of our debt outstanding. For the year ended December 31, 2013, our average principal debt outstanding was $2.6 billion as compared to $2.2 billion for the comparable period in 2012, and the weighted average stated interest rate on our outstanding debt was 5.3% for the year ended December 31, 2013 as compared to 5.2% for the comparable period in 2012. The higher weighted average stated interest rate for the year ended December 31, 2013 relates to having borrowed, on a relative basis, less from our lower-cost floating rate revolving debt facilities and having more fixed- rate term debt outstanding.

        Stated interest expense for the year ended December 31, 2012 increased from the comparable period in 2011 primarily due to the increase in the average principal amount of debt outstanding and an increase in our weighted average stated interest rate of our debt outstanding. For the year ended December 31, 2012, our average principal debt outstanding was $2.2 billion as compared to $1.8 billion for the comparable period in 2011, and the weighted average stated interest rate on our debt outstanding was 5.2% for the year ended December 31, 2012 as compared to 5.1% for the comparable period in 2011. The higher weighted average stated interest rate for the year ended December 31, 2012 relates to having borrowed, on a relative basis, less from our lower-cost floating rate revolving debt facilities and having more fixed-rate term debt outstanding.

        The increase in base management fees and incentive fees related to pre-incentive fee net investment income for the year ended December 31, 2013 from the comparable period in 2012 and for the year ended December 31, 2012 from the comparable period in 2011 were both primarily due to the increase in the size of the portfolio and in the case of incentive fees, the related increase in pre-incentive fee net investment income.

        For the years ended December 31, 2013, 2012 and 2011 the capital gains incentive fee expense accrual calculated in accordance with GAAP was $11.6 million, $31.9 million and $33.3 million, respectively. As a result of the Capital Gains Amendment to our investment advisory and management agreement during 2011, we accrued $26.0 million of capital gains incentive fees in accordance with GAAP for the year ended December 31, 2011 as a result of the application of the Capital Gains Amendment with respect to the assets purchased in the Allied Acquisition. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of December 31, 2013 and 2012, the total capital gains incentive fee accrual calculated in accordance with GAAP was $80.9 million and $80.8 million, respectively (included in management and incentive fees payable in the consolidated balance sheet). However, the Capital Gains Fee actually payable under our investment advisory and management agreement for the years ended December 31, 2013 and 2012 was $17.4 million and $11.5 million, respectively. For the year ended December 31, 2011 there was no Capital Gains Fee payable under our investment advisory and management agreement.

        See Note 3 to our consolidated financial statements for the year ended December 31, 2013 for more information on the base management and incentive fees.

        Professional fees include legal, accounting, valuation and other professional fees incurred related to the management of the Company. The decrease in professional fees for the year ended December 31, 2012 from the comparable period in 2011 primarily resulted from declines in professional fees related to the Allied Acquisition following its completion in 2010 and having substantially completed the integration of Allied Capital by early 2011. Administrative fees represent fees paid to Ares Operations for our allocable portion of overhead and other expenses incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staffs. Other general and administrative expenses include rent, insurance, depreciation, director's fees and other costs.

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

        Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company accrues excise tax on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2013, 2012 and 2011, we recorded a net expense of $10.3 million, $7.9 million and $6.6 million, respectively, for U.S. federal excise tax.

        Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2013, 2012 and 2011, we recorded a tax expense of approximately $3.8 million, $3.2 million and $0.9 million, respectively, for these subsidiaries.

Net Realized Gains/Losses

        During the year ended December 31, 2013, the Company had $1.8 billion of sales, repayments or exits of investments resulting in $63.7 million of net realized gains. These sales, repayments or exits included $442.3 million of investments sold to IHAM and certain vehicles managed by IHAM. A net realized loss of $0.1 million was recorded on these transactions. See Note 4 to our consolidated financial statements for the year ended December 31, 2013 for more detail on IHAM and its managed vehicles. Net realized gains of $63.7 million on investments were comprised of $112.9 million of gross realized gains and $49.2 million of gross realized losses.

        The realized gains and losses on investments during the year ended December 31, 2013 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Passport Health Communications, Inc.	$19.8
Financial Pacific Company	17.7
Component Hardware Group, Inc.	17.2
Tradesmen International, Inc.	10.0
AWTP, LLC	8.7
Performant Financial Corporation	8.6
Senior Secured Loan Fund LLC	7.1
Performance Food Group, Inc.	4.1
eInstruction Corporation	(40.3)
Other, net	10.8

Total	$63.7

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

        The realized gains and losses on investments during the year ended December 31, 2012 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Reed Group, Ltd.	$41.5
Stag-Parkway, Inc.	30.0
R3 Education, Inc. and EIC Acquisitions Corp.	18.3
Savers, Inc. and SAI Acquisition Corporation	15.2
BenefitMall Holdings Inc.	12.5
Things Remembered Inc. and TRM Holdings Corporation	9.6
Sunquest Information Systems, Inc.	9.1
Norwesco	5.7
OTG Management, Inc.	4.0
Crescent Hotels & Resorts, LLC and affiliates	(5.5)
LVCG Holdings LLC	(6.6)
Direct Buy Holdings, Inc. and Direct Buy Investors, LP	(8.3)
Aquila Binks Forest Development, LLC	(9.5)
Making Memories Wholesale, Inc.	(12.3)
Firstlight Financial Corporation	(26.0)
Prommis Solutions, LLC	(46.8)
Other, net	15.8

Total	$46.7

        During the year ended December 31, 2011, the Company had $2.5 billion of sales, repayments or exits of investments resulting in $96.6 million of net realized gains. These sales, repayments or exits included $261.3 million of investments sold to IHAM or certain vehicles managed by IHAM. A net realized gain of $0.1 million was recorded on these transactions. Net realized gains of $96.6 million on investments were comprised of $249.1 million of gross realized gains and $152.5 million of gross realized losses. Additionally, during the year ended December 31, 2011, in connection with the redemptions of all of the Company's outstanding 6.00% notes due on April 1, 2012 and all the Company's outstanding 6.625% notes due on July 15, 2011, the Company recognized a realized loss on the extinguishment of debt of $19.3 million.

        The realized gains and losses on investments during the year ended December 31, 2011 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Reflexite Corporation	$40.9
DSI Renal, Inc.	27.5
Callidus Debt Partners CLO Fund VI, Ltd.	23.9
Industrial Container Services, LLC	19.9
Dryden XVIII Leveraged Loan 2007 Limited	19.3
Penn Detroit Diesel Allison, LLC	18.4
Callidus MAPS CLO Fund I LLC	15.0
Callidus Debt Partners CLO Fund VII, Ltd.	10.8
Callidus MAPS CLO Fund II, Ltd.	8.2
Callidus Debt Partners CLO Fund IV, Ltd.	8.0
Callidus Debt Partners CLO Fund V, Ltd.	5.7
Border Foods, Inc.	5.2
Driven Brands, Inc.	4.5
Callidus Debt Partners CLO Fund III, Ltd.	4.4
Sigma International Group, Inc.	(4.3)
AWTP, LLC	(7.6)
Universal Trailer Corporation	(7.9)
HB&G Building Products, Inc.	(9.1)
Summit Business Media, LLC	(10.1)
Wastequip, Inc.	(10.2)
Coverall North America, Inc.	(12.3)
Primis Marketing Group, Inc.	(14.1)
Cook Inlet Alternative Risk, LLC	(15.7)
Direct Buy Holdings, Inc.	(17.7)
MPBP Holdings, Inc.	(27.7)
Other, net	21.6

Total	$96.6

Net Unrealized Gains/Losses

        We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses. Net unrealized gains and losses for the Company's portfolio for the years ended December 31, 2013, 2012 and 2011, were comprised of the following:

	For the Years Ended December 31,
(in millions)	2013	2012	2011
Unrealized appreciation	$106.5	$151.0	$144.1
Unrealized depreciation	(105.1)	(126.7)	(205.1)
Net unrealized (appreciation) depreciation reversed related to net realized gains or losses(1)	(7.0)	91.0	20.8

Total net unrealized gains (losses) from investments	$(5.6)	$115.3	$(40.2)

(1)
The net unrealized (appreciation) depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

        The changes in unrealized appreciation and depreciation during the year ended December 31, 2013 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Senior Secured Loan Fund LLC	$9.8
Orion Foods, LLC	7.0
10th Street, LLC	6.8
American Broadband Communications, LLC	6.6
Imperial Capital Private Opportunities, LP	5.7
OTG Management, LLC	4.5
The Dwyer Group	4.2
Ciena Capital LLC	(7.7)
Competitor Group, Inc.	(9.5)
Instituto de Banca y Comercio, Inc.	(12.6)
UL Holding Co., LLC	(13.2)
CitiPostal Inc.	(13.8)
Ivy Hill Asset Management, L.P.	(13.9)
Other, net	27.5

Total (net)	$1.4

        The changes in unrealized appreciation and depreciation during the year ended December 31, 2012 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Ivy Hill Asset Management, L.P.	$41.6
ADF Restaurant Group, LLC	12.2
R3 Education, Inc.	6.9
Performant Financial Corporation	6.5
Tradesmen International, Inc.	6.5
AWTP, LLC	6.2
Financial Pacific Company	6.0
ELC Acquisition Corp.	5.1
The Dwyer Group	5.0
Campus Management Corp.	(4.5)
Community Education Centers, Inc.	(4.6)
Matrixx Initiatives, Inc.	(4.8)
HCP Acquisition Holdings, LLC	(6.2)
UL Holding Co., LLC	(7.0)
RE Community Holdings II, Inc.	(7.3)
American Broadband Communications, LLC	(8.5)
Orion Foods, LLC	(10.4)
eInstruction Corporation	(16.7)
MVL Group, Inc.	(27.9)
Other, net	26.2

Total (net)	$24.3

        The changes in unrealized appreciation and depreciation during the year ended December 31, 2011 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Ivy Hill Asset Management, L.P.	$48.9
Firstlight Financial Corporation	15.4
BenefitMall Holdings, Inc.	9.5
Things Remembered Inc.	5.5
American Broadband Holding Company	5.3
Insight Pharmaceuticals Corporation	4.9
Savers, Inc.	4.9
The Step2 Company, LLC	(4.5)
Direct Buy Holdings, Inc.	(5.6)
VSS-Tranzact Holdings, LLC	(6.3)
Orion Foods, LLC	(6.8)
Making Memories Wholesale, Inc.	(7.0)
Reed Group, Ltd.	(8.3)
CitiPostal Inc.	(11.0)
Pillar Processing, LLC	(12.6)
Ciena Capital LLC	(27.0)
eInstruction Corporation	(27.9)
Prommis Solutions, LLC	(43.2)
Other, net	4.8

Total (net)	$(61.0)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        The Company's liquidity and capital resources are generated primarily from the net proceeds of public offerings of equity and debt securities, advances from the Facilities, net proceeds from the issuance of other securities, including convertible unsecured notes, as well as cash flows from operations.

        As of December 31, 2013, the Company had $149.6 million in cash and cash equivalents and $3.0 billion in total debt outstanding at carrying value ($3.1 billion at principal amount). Subject to leverage and borrowing base restrictions, the Company had approximately $1.8 billion available for additional borrowings under the Facilities as of December 31, 2013.

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

Equity Issuances

        The following table summarizes the total shares issued and proceeds we received in underwritten public offerings of our common stock net of underwriting and offering costs for the years ended December 31, 2013 and 2012. There were no sales of our equity securities during the year ended December 31, 2011.

(in millions, except per share data)	Shares issued	Offering price per share(1)	Proceeds net of underwriting discounts and offering costs
2013
December 2013 public offering	16.4	$17.47	$286.0
October 2013 public offering	12.7	$16.98	$214.3
April 2013 public offering	19.1	$17.43	$333.2

Total for the year ended December 31, 2013	48.2		$833.5
2012
August 2012 public offering	25.9	$16.55	$427.6
January 2012 public offering	16.4	$15.41	$252.4

Total for the year ended December 31, 2012	42.3		$680.0

(1)
The shares were sold to the underwriters for a price equal to the offering price per share, which the underwriters were then permitted to sell at variable prices.

        As of December 31, 2013, total equity market capitalization for the Company was $5.3 billion compared to $4.4 billion as of December 31, 2012.

Debt Capital Activities

        Our debt obligations consisted of the following as of December 31, 2013 and 2012:

	As of December 31,
	2013					2012
(in millions)	Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount	Carrying Value		Total Aggregate Principal Amount Available/ Outstanding(1)	Principal Amount	Carrying Value
Revolving Credit Facility	$1,060.0	(2)	$—	$—		$900.0	$—	$—
Revolving Funding Facility	620.0	(3)	185.0	185.0		620.0	300.0	300.0
SMBC Funding Facility	400.0		—	—		400.0	—	—
February 2016 Convertible Notes	575.0		575.0	556.5	(4)	575.0	575.0	548.5	(4)
June 2016 Convertible Notes	230.0		230.0	221.8	(4)	230.0	230.0	218.8	(4)
2017 Convertible Notes	162.5		162.5	159.2	(4)	162.5	162.5	158.3	(4)
2018 Convertible Notes	270.0		270.0	264.1	(4)	270.0	270.0	262.8	(4)
2019 Convertible Notes	300.0		300.0	295.3	(4)	—	—	—
2018 Notes	600.0		600.0	596.7	(5)	—	—	—
February 2022 Notes	143.8		143.8	143.8		143.8	143.8	143.8
October 2022 Notes	182.5		182.5	182.5		182.5	182.5	182.5
2040 Notes	200.0		200.0	200.0		200.0	200.0	200.0
2047 Notes	230.0		230.0	181.4	(6)	230.0	230.0	181.2	(6)

	$4,973.8		$3,078.8	$2,986.3		$3,913.8	$2,293.8	$2,195.9

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

(4)
Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes less the unaccreted discount initially recorded upon issuance of the Convertible Unsecured Notes. The total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes was $18.5 million, $8.2 million, $3.3 million, $5.9 million and $4.7 million, respectively, as of December 31, 2013. The total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes and the 2018 Convertible Notes was $26.5 million, $11.2 million, $4.2 million and $7.2 million, respectively, as of December 31, 2012.

(5)
Represents the aggregate principal amount outstanding less the unaccreted discount initially recorded upon issuance of the 2018 Notes. The total unaccreted discount for the 2018 Notes was $3.3 million as of December 31, 2013.

(6)
Represents the aggregate principal amount outstanding less the unaccreted purchased discount. The total unaccreted purchased discount for the 2047 Notes was $48.6 million and $48.8 million as of December 31, 2013 and December 31, 2012, respectively.

        The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all our debt outstanding as of December 31, 2013 were 5.3% and 7.9 years, respectively, and as of December 31, 2012 were 5.5% and 9.8 years, respectively.

        The ratio of total principal amount of debt outstanding to stockholders' equity as of December 31, 2013 was 0.63:1.00 compared to 0.58:1.00 as of December 31, 2012. The ratio of total carrying value of debt outstanding to stockholders' equity as of December 31, 2013 was 0.61:1.00 compared to 0.55:1.00 as of December 31, 2012.

        In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowing. As of December 31, 2013, our asset coverage was 264%.

  Revolving Credit Facility

        We are party to a senior secured revolving credit facility (as amended and restated, the "Revolving Credit Facility"), which allows us to borrow up to $1,060 million at any one time outstanding. The end of the revolving period and the stated maturity date for the Revolving Credit Facility are May 4, 2017 and May 4, 2018, respectively. The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $1,400 million. The interest rate charged on the Revolving Credit Facility is based on LIBOR plus an applicable spread of 2.00% or a "base rate" (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 1.00%. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of December 31, 2013, there were no amounts outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

  Revolving Funding Facility

        Our consolidated subsidiary, Ares Capital CP Funding LLC ("Ares Capital CP"), is party to a revolving funding facility (as amended, the "Revolving Funding Facility"), which allows Ares Capital CP to borrow up to $620 million at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and its membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are April 18, 2015 and April 18, 2017, respectively. The Revolving Funding Facility also provides for a feature that allows, under certain circumstances, for an increase in the size of the facility to a maximum of $865 million. The interest rate charged on the Revolving Funding Facility is one month LIBOR plus an applicable spread ranging from 2.25% to 2.50% over LIBOR and ranging from 1.25% to 1.50% over "base rate" (as defined in the agreements governing the Revolving Funding Facility) in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the facility. Additionally, we are required to pay a commitment fee of between 0.50% and 1.75% per annum depending on the size of the unused portion of the Revolving Funding Facility. As of December 31, 2013, the principal amount outstanding under the Revolving Funding Facility was $185.0 million and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

  SMBC Funding Facility

        Our consolidated subsidiary, Ares Capital JB Funding LLC, ("ACJB"), is party to a revolving funding facility (as amended, the "SMBC Funding Facility"), which allows ACJB to borrow up to $400 million at any one time outstanding. The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility are September 14, 2016 and September 14, 2021, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. The interest rate charged on the SMBC Funding Facility is based on one month LIBOR plus an applicable spread of 2.00% or a "base rate" (as defined in the agreements governing the SMBC Funding Facility) plus an applicable spread of 1.00%. Through March 14, 2014, ACJB is required to pay a commitment fee of up to 0.75% per annum depending on the size of the unused portion of the SMBC Funding Facility. After March 14, 2014, ACJB is required to pay a commitment fee of between 0.35% and 0.875% per annum depending on the size of the unused portion of the SMBC Funding Facility. As of December 31, 2013, there were no amounts outstanding under the SMBC Funding Facility and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

  Convertible Unsecured Notes

        In January 2011, we issued $575 million aggregate principal amount of unsecured convertible senior notes that mature on February 1, 2016 (the "February 2016 Convertible Notes"), unless previously converted or repurchased in accordance with their terms. In March 2011, we issued $230 million aggregate principal amount of unsecured convertible senior notes that mature on June 1, 2016 (the "June 2016 Convertible Notes"), unless previously converted or repurchased in accordance with their terms. In March 2012, we issued $162.5 million aggregate principal amount of unsecured convertible senior notes that mature on March 15, 2017 (the "2017 Convertible Notes"), unless previously converted or repurchased in accordance with their terms. In the fourth quarter of 2012, we issued $270.0 million aggregate principal amount of unsecured convertible senior notes that mature on January 15, 2018 (the "2018 Convertible Notes", unless previously converted or repurchased in accordance with their terms. In July 2013, we issued $300.0 million aggregate principal amount of unsecured convertible senior notes that mature on January 15, 2019 (the "2019 Convertible Notes" and together with the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes, the "Convertible Unsecured Notes"), unless previously converted or repurchased in accordance with their terms. We do not have the right to redeem the Convertible Unsecured Notes prior to maturity. The February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes bear interest at a rate of 5.750%, 5.125% , 4.875% , 4.750% and 4.375%, respectively, per year, payable semi-annually.

        In certain circumstances, the Convertible Unsecured Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at their respective conversion rates (listed below as of December 31, 2013) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the "Convertible Unsecured Notes Indentures"). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the respective Convertible Unsecured Notes Indenture. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if we engage in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require us to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

        Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of December 31, 2013 are listed below.

	February 2016 Convertible Notes	June 2016 Convertible Notes	2017 Convertible Notes	2018 Convertible Notes	2019 Convertible Notes
Conversion premium	17.5%	17.5%	17.5%	17.5%	15.0%
Closing stock price at issuance	$16.28	$16.20	$16.46	$16.91	$17.53
Closing stock price date	January 19, 2011	March 22, 2011	March 8, 2012	October 3, 2012	July 15, 2013
Conversion price(1)	$18.71	$18.62	$19.11	$19.76	$20.10
Conversion rate (shares per one thousand dollar principal amount)(1)	53.4477	53.7116	52.3287	50.6160	49.7448
Conversion dates	August 15, 2015	December 15, 2015	September 15, 2016	July 15, 2017	July 15, 2018

(1)
Represents conversion price and conversion rate, as applicable, as of December 31, 2013, taking into account certain de minimis adjustments that will be made on the conversion date.

  Unsecured Notes

  2018 Notes

        In November 2013, we issued $600.0 million in aggregate principal amount of senior unsecured notes, which bear interest at a rate of 4.875% per year and mature on November 30, 2018 (the "2018 Notes"). The 2018 Notes require payment of interest semi-annually, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time at our option at a redemption price equal to par plus a "make whole" premium, as determined in the indenture governing the 2018 Notes, and any accrued and unpaid interest. See "Recent Developments," as well as Note 16 to our consolidated financial statements for the year ended December 31, 2013 for more information on the 2018 Notes.

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

  2047 Notes

        As part of the Allied Acquisition, we assumed $230.0 million aggregate principal amount of senior unsecured notes which bear interest at a rate of 6.875% and mature on April 15, 2047 (the "2047 Notes" and together with the 2018 Notes, the February 2022 Notes, the October 2022 Notes and the 2040 Notes, the "Unsecured Notes"). The 2047 Notes require payment of interest quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time at our option, at a par redemption price of $25.00 per security plus accrued and unpaid interest.

        As of December 31, 2013 we were in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures and the indentures governing the Unsecured Notes.

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

        See Note 5 to our consolidated financial statements for the year ended December 31, 2013 for more detail on the Company's debt obligations.

CONTRACTUAL OBLIGATIONS

        A summary of the maturities of our principal amounts of debt and other contractual payment obligations as of December 31, 2013 are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$—	$—	$—	$—	$—
Revolving Funding Facility	185.0	—	—	185.0	—
SMBC Funding Facility	—	—	—	—	—
February 2016 Convertible Notes	575.0	—	575.0	—	—
June 2016 Convertible Notes	230.0	—	230.0	—	—
2017 Convertible Notes	162.5	—	—	162.5	—
2018 Convertible Notes	270.0	—	—	270.0	—
2019 Convertible Notes	300.0	—	—	—	300.0
2018 Notes	600.0	—	—	600.0	—
February 2022 Notes	143.8	—	—	—	143.8
October 2022 Notes	182.5	—	—	—	182.5
2040 Notes	200.0	—	—	—	200.0
2047 Notes	230.0	—	—	—	230.0
Operating lease obligations	72.0	7.2	12.0	12.5	40.3

	$3,150.8	$7.2	$817.0	$1,230.0	$1,096.6

OFF BALANCE SHEET ARRANGEMENTS

        The Company has various commitments to fund investments in its portfolio, as described below.

        As of December 31, 2013 and 2012, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company's discretion:

	As of December 31,
(in millions)	2013	2012
Total revolving and delayed draw commitments	$834.5	$441.6
Less: funded commitments	(87.1)	(82.1)

Total unfunded commitments	747.4	359.5
Less: commitments substantially at discretion of the Company	(16.0)	(6.0)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(1.7)	(0.6)

Total net adjusted unfunded revolving and delayed draw commitments	$729.7	$352.9

        Included within the total revolving and delayed draw commitments as of December 31, 2013 were commitments to issue up to $39.9 million in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2013, the Company had $16.3 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. In addition to these letters of credit included as a part of the total revolving and delayed draw commitments to portfolio companies, as of December 31, 2013 the Company also had $27.0 million of letters of credit issued and outstanding on behalf of other portfolio companies. For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. None of these letters of credit issued and outstanding are recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit, $42.5 million expire in 2014 and $0.8 million expire in 2015.

        The Company also has commitments to co-invest in the SSLP for the Company's portion of the SSLP's commitments to fund delayed draw investments to certain portfolio companies of the SSLP. See "Senior Secured Loan Program" above and Note 4 to our consolidated financial statements for the year ended December 31, 2013 for more information.

        As of December 31, 2013 and 2012, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of December 31,
(in millions)	2013	2012
Total private equity commitments	$59.5	$131.0
Less: funded private equity commitments	(11.9)	(66.5)

Total unfunded private equity commitments	47.6	64.5
Less: private equity commitments substantially at discretion of the Company	(43.2)	(53.1)

Total net adjusted unfunded private equity commitments	$4.4	$11.4

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

        As of December 31, 2013, one of the Company's portfolio companies, Ciena Capital LLC ("Ciena"), had one non-recourse securitization Small Business Administration ("SBA") loan warehouse facility, which has reached its maturity date but remains outstanding. Ciena is working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. Allied Capital had previously issued a performance guaranty (which Ares Capital succeeded to as a result of the Allied Acquisition) whereby Ares Capital must indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena's failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse facility. As of December 31, 2013, there were no known issues or claims with respect to this performance guaranty.

RECENT DEVELOPMENTS

        In January 2014, we issued an additional $150.0 million aggregate principal amount of the 2018 Notes (the "Additional 2018 Notes") at a premium of 102.7% of their principal amount. Total proceeds from the issuance of the Additional 2018 Notes, net of underwriting discounts and offering costs, were approximately $151.9 million.

        From January 1, 2014 through February 20, 2014, we made new investment commitments of $233 million, of which $207 million were funded. Of these new commitments, 69% were in first lien senior secured loans, 20% were investments in subordinated certificates of the SSLP to make co-investments with GE in first lien senior secured loans through the SSLP, 6% were in senior subordinated debt, 4% were in second lien senior secured loans and 1% were in other equity investments. Of the $233 million of new investment commitments, 93% were floating rate, 6% were fixed rate and 1% were non-interest bearing. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 10.0%. We may seek to syndicate a portion of these new investment commitments, although there can be no assurance that we will be able to do so.

        From January 1, 2014 through February 20, 2014, we exited $409 million of investment commitments. Of these investment commitments, 75% were first lien senior secured loans, 23% were second lien senior secured loans, 1% were preferred equity securities and 1% were other equity securities. Of the $409 million of exited investment commitments, 89% were floating rate, 10% were fixed rate and 1% were non-interest bearing. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was 8.9%. On the $409 million of investment commitments exited from January 1, 2014 through February 20, 2014, we recognized total net realized gains of approximately $5 million.

        In addition, as of February 20, 2014, we had an investment backlog and pipeline of approximately $635 million and $145 million, respectively. Investment backlog includes transactions approved by our investment adviser's investment committee and/or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. Investment pipeline includes transactions where due diligence and analysis are in process, but no formal mandate, letter of intent or signed commitment have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may syndicate a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will syndicate any portion of these investments.

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

        Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of our investments) are valued at fair value as determined in good faith by our board of directors, based on, among other things, the input of our investment adviser, audit committee and independent third-party valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions) and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter, and a minimum of 50% of our portfolio at fair value is subject to review by an independent valuation firm each quarter. In addition, our independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, our investment valuation process within the context of performing the integrated audit.

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

Income Taxes

        The Company has elected to be treated as a RIC under the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income, as defined by the Code, for each year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal corporate-level income taxes.

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

        Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes.

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

Recent Accounting Pronouncements

        In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements ("ASU 2013-08"). ASU 2013-08 amends the criteria that define an investment company, clarifies the measurement guidance and requires certain additional disclosures. Public companies are required to apply ASU 2013-08 prospectively for interim and annual reporting periods beginning after December 15, 2013. We have evaluated the impact of the adoption of ASU 2013-08 on our financial statements and disclosures and determined the adoption of ASU 2013-08 did not have a material effect on our financial condition and results of operations

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

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

        As of December 31, 2013, 81% of the investments at fair value in our portfolio bore interest at variable rates, 8% bore interest at fixed rates, 9% were non-interest earning and 2% were on non-accrual status. Additionally, for the variable rate investments, 71% of these investments contained interest rate floors (representing 57% of total investments at fair value). The Facilities all bear interest at variable rates with no interest rate floors, while the Unsecured Notes and the Convertible Unsecured Notes bear interest at fixed rates.

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

        Based on our December 31, 2013 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$98.2	$5.6	$92.6
Up 200 basis points	$38.7	$3.7	$35.0
Up 100 basis points	$(19.0)	$1.9	$(20.9)
Down 100 basis points	$6.3	$(0.3)	$6.6
Down 200 basis points	$6.3	$(0.3)	$6.6
Down 300 basis points	$6.3	$(0.3)	$6.6

(1)
Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 3 to our consolidated financial statements for the year ended December 31, 2013 for more information on the incentive fee.

        Based on our December 31, 2012 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$62.8	$9.0	$53.8
Up 200 basis points	$22.1	$6.0	$16.1
Up 100 basis points	$(14.8)	$3.0	$(17.8)
Down 100 basis points	$5.8	$(0.6)	$6.4
Down 200 basis points	$5.8	$(0.6)	$6.4
Down 300 basis points	$5.6	$(0.6)	$6.2

(1)
Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 3 to our consolidated financial statements for the year ended December 31, 2013 for more information on the incentive fee.

Item 8.    Financial Statements And Supplementary Data

        See the Index to Consolidated Financial Statements.

Item 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

        None.

Item 9A.    Controls And Procedures

        (a)    Evaluation of Disclosure Controls and Procedures.    The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2013, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

        (b)    Management's Report on Internal Control over Financial Reporting.    The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal controls over financial reporting based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's evaluation under the framework in Internal Control—Integrated Framework (1992), management concluded that the Company's internal controls over financial reporting was effective as of December 31, 2013. The Company's internal controls over financial reporting as of December 31, 2013, has been audited by our independent registered public accounting firm, KPMG LLP, as stated in its report titled "Report of Independent Registered Public Accounting Firm" on page F-2.

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

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2014 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2013, and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2014 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2013, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2014 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2013, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2014 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2013, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2014 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2013, and is incorporated herein by reference.

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

  3.
  Exhibits.

Number	Description
3.1	Articles of Amendment and Restatement, as amended(1)
3.2	Second Amended and Restated Bylaws, as amended(2)
4.1	Form of Stock Certificate(3)
4.2	Indenture, dated June 16, 2006, between Allied Capital Corporation and The Bank of New York, as trustee(4)
4.3	Form of Note under the Indenture, dated June 16, 2006, between Allied Capital Corporation and The Bank of New York, as trustee(4)
4.4	Third Supplemental Indenture, dated as of March 28, 2007, between Allied Capital Corporation and The Bank of New York, as trustee(5)
4.5	Form of 6.875% Notes due 2047(5)
4.6	Fourth Supplemental Indenture, dated as of April 1, 2010, among Ares Capital Corporation, Allied Capital Corporation and The Bank of New York Mellon, as trustee(6)
4.7	Indenture, dated as of October 21, 2010, between Ares Capital Corporation and U.S. Bank National Association, as trustee(7)
4.8	First Supplemental Indenture, dated as of October 21, 2010, relating to the 7.75% Senior Notes due 2040, between Ares Capital Corporation and U.S. Bank National Association, as trustee(7)
4.9	Form of 7.75% Senior Notes due 2040(7)
4.10	Second Supplemental Indenture, dated as of February 2, 2012, relating to the 7.00% Senior Notes due 2022, between Ares Capital Corporation and U.S. Bank National Association, as trustee(8)
4.11	Form of 7.00% Senior Notes due 2022(8)
4.12	Third Supplemental Indenture, dated as of September 25, 2012, relating to the 5.875% Senior Notes due 2022, between Ares Capital Corporation and U.S. Bank National Association, as trustee(9)
4.13	Form of 5.875% Senior Notes due 2022(9)
4.14	Fourth Supplemental Indenture, dated as of November 19, 2013, relating to the 4.875% Senior Notes due 2018, between Ares Capital Corporation and U.S. Bank National Association, as trustee(10)
4.15	Form of 4.875% Senior Notes due 2018(10)

Number	Description
4.16	Indenture, dated as of January 25, 2011, between Ares Capital Corporation and U.S. Bank National Association, as trustee(11)
4.17	Form of 5.75% Convertible Senior Notes due 2016(11)
4.18	Indenture, dated as of March 28, 2011, between Ares Capital Corporation and U.S. Bank National Association, as trustee(12)
4.19	Form of 5.125% Convertible Senior Notes due 2016(12)
4.20	Indenture, dated as of March 14, 2012, between Ares Capital Corporation and U.S. Bank National Association, as trustee(13)
4.21	Form of 4.875% Convertible Senior Notes due 2017(13)
4.22	Indenture, dated as of October 10, 2012, between Ares Capital Corporation and U.S. Bank National Association, as trustee(14)
4.23	Form of 4.75% Convertible Senior Notes due 2018(14)
4.24	Indenture, dated as of July 19, 2013, between Ares Capital Corporation and U.S. Bank National Association, as trustee(15)
4.25	Form of 4.375% Convertible Senior Notes due 2019(15)
10.1	Dividend Reinvestment Plan of Ares Capital Corporation(16)
10.2	Restated Investment Advisory and Management Agreement, dated as of June 6, 2011, between Ares Capital Corporation and Ares Capital Management LLC(17)
10.3	Amended and Restated Custodian Agreement, dated as of May 15, 2009, between Ares Capital Corporation and U.S. Bank National Association(18)
10.4	Amended and Restated Administration Agreement, dated as of June 1, 2007, between Ares Capital Corporation and Ares Operations LLC(19)
10.5	Trademark License Agreement between Ares Capital Corporation and Ares Management LLC(20)
10.6	Form of Indemnification Agreement between Ares Capital Corporation and directors and certain officers(21)
10.7	Form of Indemnification Agreement between Ares Capital Corporation and members of Ares Capital Management LLC investment committee(21)
10.8	Amended and Restated Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser(22)
10.9	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated as of June 7, 2012, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser(23)
10.10	Second Tier Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser(22)
10.11	Amendment No. 1 to Second Tier Purchase and Sale Agreement, dated as of June 7, 2012, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser(23)

Number	Description
10.12	Amended and Restated Sale and Servicing Agreement, dated as of January 22, 2010, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wachovia Bank, National Association, as note purchaser, U.S. Bank National Association, as trustee and collateral custodian, and Wells Fargo Securities, LLC, as agent(22)
10.13
Amendment No. 1 to the Amended and Restated Sale and Servicing Agreement, dated as of May 6, 2010, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank as note purchaser, U.S. Bank, National Association, as trustee and collateral custodian, and Wells Fargo Securities LLC, as agent(24)
10.14
Amendment No. 2 to the Amended and Restated Sale and Servicing Agreement, dated as of January 18, 2011, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank as note purchaser, U.S. Bank National Association, as trustee and collateral custodian, and Wells Fargo Securities, LLC, as agent(25)
10.15
Amendment No. 3 to the Amended and Restated Sale and Servicing Agreement, dated as of October 13, 2011, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and as transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, U.S. Bank National Association, as trustee, collateral custodian and bank and Wells Fargo Securities, LLC, as agent(26)
10.16
Amendment No. 4 to the Amended and Restated Sale and Servicing Agreement, dated as of January 18, 2012, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as collateral custodian, trustee and bank(27)
10.17
Amendment No. 5 to the Amended and Restated Sale and Servicing Agreement, dated as of June 7, 2012, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as collateral custodian, trustee and bank(23)
10.18
Amendment No. 6 to Loan and Servicing Agreement, dated as of January 25, 2013, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Securities, LLC, as agent, Wells Fargo Bank, National Association, as swingline lender, and the other lenders party thereto(28)
10.19
Third Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 2, 2013, between Ares Capital Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent(29)
10.20
Loan and Servicing Agreement, dated as of January 20, 2012, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, collateral agent and lender, and U.S. Bank National Association, as collateral custodian and bank(30)
10.21	Purchase and Sale Agreement, dated as of January 20, 2012, between Ares Capital JB Funding LLC, as purchaser, and Ares Capital Corporation, as seller(30)

Number	Description
10.22	Omnibus Amendment No. 1, dated as of September 14, 2012, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012)(31)
10.23
Omnibus Amendment No. 2, dated as of December 20, 2013, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012)(32)
10.24	Custodian Agreement, dated as of April 3, 2009, between Allied Capital Corporation and U.S. Bank National Association(33)
10.25	Form of Underwriting Agreement for Equity Securities(34)
10.26	Form of Underwriting Agreement for Debt Securities(34)
11.1	Statement of Computation of Per Share Earnings(35)
21.1	Subsidiaries of Ares Capital Corporation*
31.1	Certification by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith

(1)
Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q (File No. 814-00663) for the quarter ended September 30, 2012, filed on November 5, 2012.

(2)
Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q (File No. 814-00663) for the quarter ended June 30, 2010, filed on August 5, 2010.

(3)
Incorporated by reference to Exhibit (d) to the Company's pre-effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-114656), filed on September 28, 2004.

(4)
Incorporated by reference to Exhibit d.2 to Allied Capital's Registration Statement under the Securities Act of 1933, as amended, on Form N-2/A (File No. 333-133755), filed on June 21, 2006.

(5)
Incorporated by reference to Exhibits d.8 and d.9, as applicable, to Allied Capital's post-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2/A (File No. 333-133755), filed on March 28, 2007.

(6)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663), filed on April 7, 2010.

(7)
Incorporated by reference to Exhibits 4.1, 4.2 and 4.3, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on October 22, 2010.

(8)
Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on February 2, 2012.

(9)
Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on September 25, 2012.

(10)
Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on November 19, 2013.

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

(13)
Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on March 14, 2012.

(14)
Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on October 10, 2012.

(15)
Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on July 19, 2013.

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

(21)
Incorporated by reference to Exhibits (k)(3) and (k)(4), as applicable, to the Company's Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-188175), filed on April 26, 2013.

(22)
Incorporated by reference to Exhibits 10.2 through 10.4, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on January 25, 2010.

(23)
Incorporated by reference to Exhibits 10.1 through 10.3, as applicable, to the Company's Form 8-K (File No. 814-0663), filed on June 8, 2012.

(24)
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

(27)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663), filed on January 19, 2012.

(28)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663), filed on January 28, 2013.

(29)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663), filed on May 6, 2013.

(30)
Incorporated by reference to Exhibit 10.1 and 10.2, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on January 24, 2012.

(31)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663), filed on September 17, 2012.

(32)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663), filed on December 23, 2013.

(33)
Incorporated by reference to Exhibit 10.44 to Allied Capital's Form 10-Q (File No. 814-00138) for the quarter ended March 31, 2009, filed on May 11, 2009.

(34)
Incorporated by reference to Exhibits (h)(1) and (h)(2), as applicable, to the Company's Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-181563), filed on May 21, 2012.

(35)
Included in Note 9 to the Company's Notes to Consolidated Financial Statements filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ares Capital Corporation:

        We have audited the accompanying consolidated balance sheet of Ares Capital Corporation (and subsidiaries) (the Company) as of December 31, 2013 and 2012, including the consolidated schedules of investments as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows, and the financial highlights (included in Note 13), for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2013 and 2012, by correspondence with custodians, or by other appropriate auditing procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ares Capital Corporation (and subsidiaries) as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ares Capital Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of Treadway Commission (COSO), and our report dated February 26, 2014 expressed an unqualified opinion on the effectiveness of Ares Capital Corporation's internal control over financial reporting.

        As explained in Note 7 to the consolidated financial statements, the accompanying consolidated financial statements include investments valued at $7.6 billion (156% of net assets), whose fair values have been estimated by the Board of Directors and management in the absence of readily determinable fair values. Such estimates are based on financial and other information provided by management of its portfolio companies, pertinent market and industry data, as well as input from independent valuation firms. These investments are valued in accordance with FASB ASC 820, Fair Value Measurements and Disclosures, which requires the Company to assume that the portfolio investments are sold in a principal market to market participants. The Company has considered its principal market as the market in which the Company exits its portfolio investments with the greatest volume and level of activity. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to these valuation techniques are observable or unobservable. $7.6 billion of investments at December 31, 2013 are valued based on unobservable inputs. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, they may fluctuate significantly over short periods of time. These determinations of fair value could differ materially from the values that would have been utilized had a ready market for these investments existed.

Los Angeles, California
February 26, 2014

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ares Capital Corporation:

        We have audited Ares Capital Corporation's (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ares Capital Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Ares Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ares Capital Corporation (and subsidiaries) as of December 31, 2013 and 2012, including the consolidated schedules of investments as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows, and the financial highlights (included in Note 13), for each of the years in the three-year period ended December 31, 2013, and our report dated February 26, 2014 expressed an unqualified opinion on those consolidated financial statements.

Los Angeles, California
February 26, 2014

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands, except per share data)

	As of December 31,
	2013	2012
ASSETS
Investments at fair value
Non-controlled/non-affiliate investments	$5,136,612	$3,822,715
Non-controlled affiliate company investments	260,484	323,059
Controlled affiliate company investments	2,235,801	1,778,781

Total investments at fair value (amortized cost of $7,537,403 and $5,823,451, respectively)	7,632,897	5,924,555
Cash and cash equivalents	149,629	269,043
Receivable for open trades	128,566	131
Interest receivable	123,981	108,998
Other assets	106,431	98,497

Total assets	$8,141,504	$6,401,224

LIABILITIES
Debt	$2,986,275	$2,195,872
Management and incentive fees payable	139,208	131,585
Accounts payable and other liabilities	68,649	53,178
Interest and facility fees payable	42,828	30,603
Payable for open trades	100	1,640

Total liabilities	3,237,060	2,412,878
Commitments and contingencies (Note 6)
STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share, 500,000 common shares authorized; 297,971 and 248,653 common shares issued and outstanding, respectively	298	249
Capital in excess of par value	4,982,477	4,117,517
Accumulated overdistributed net investment income	(8,785)	(27,910)
Accumulated net realized loss on investments, foreign currency transactions, extinguishment of debt and other assets	(165,040)	(202,614)
Net unrealized gain on investments	95,494	101,104

Total stockholders' equity	4,904,444	3,988,346

Total liabilities and stockholders' equity	$8,141,504	$6,401,224

NET ASSETS PER SHARE	$16.46	$16.04

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2013	2012	2011
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income from investments	$388,034	$328,342	$267,159
Capital structuring service fees	48,167	58,106	55,013
Dividend income	17,969	17,219	12,430
Management and other fees	949	1,342	1,315
Other income	17,054	13,170	6,137

Total investment income from non-controlled/non-affiliate company investments	472,173	418,179	342,054
From non-controlled affiliate company investments:
Interest income from investments	19,531	21,767	30,560
Capital structuring service fees	395	3,682	730
Dividend income	7,994	1,324	4,294
Management and other fees	—	200	502
Other income	213	529	881

Total investment income from non-controlled affiliate company investments	28,133	27,502	36,967
From controlled affiliate company investments:
Interest income from investments	240,368	221,363	175,534
Capital structuring service fees	43,119	40,348	41,592
Dividend income	73,681	21,195	21,643
Management and other fees	19,254	17,382	14,925
Other income	4,993	2,056	1,771

Total investment income from controlled affiliate company investments	381,415	302,344	255,465

Total investment income	881,721	748,025	634,486

EXPENSES:
Interest and credit facility fees	171,495	142,976	122,512
Base management fees	104,857	86,228	71,603
Incentive fees	122,151	127,045	112,377
Professional fees	13,626	12,040	16,529
Administrative fees	12,317	9,322	9,563
Other general and administrative	12,764	10,381	12,025

Total expenses	437,210	387,992	344,609

NET INVESTMENT INCOME BEFORE INCOME TAXES	444,511	360,033	289,877
Income tax expense, including excise tax	14,105	11,172	7,474

NET INVESTMENT INCOME	430,406	348,861	282,403

REALIZED AND UNREALIZED NET GAINS (LOSSES) ON INVESTMENTS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	49,763	61,857	24,618
Non-controlled affiliate company investments	(1,245)	(36,766)	13,647
Controlled affiliate company investments	15,207	21,643	58,295

Net realized gains	63,725	46,734	96,560
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	22,115	54,522	(29,430)
Non-controlled affiliate company investments	(1,123)	49,383	(19,395)
Controlled affiliate company investments	(26,602)	11,356	8,633

Net unrealized gains (losses)	(5,610)	115,261	(40,192)

Net realized and unrealized gains on investments	58,115	161,995	56,368
REALIZED LOSS ON EXTINGUISHMENT OF DEBT	—	(2,678)	(19,318)

NET INCREASE IN STOCKHOLDERS' EQUITY RESULTING FROM OPERATIONS	$488,521	$508,178	$319,453

BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 9)	$1.83	$2.21	$1.56

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING—BASIC AND DILUTED (see Note 9)	266,939	230,151	204,860

See accompanying notes to consolidated financial statements.

 ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2013
(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
CIC Flex, LP(9)	Investment partnership	Limited partnership units (0.94 units)		9/7/2007	$867	$2,851	(2)

Covestia Capital Partners, LP(9)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	826	1,177	(2)

Dynamic India Fund IV, LLC(9)	Investment company	Member interest (5.44% interest)		4/1/2010	4,822	3,285

HCI Equity, LLC(7)(8)(9)	Investment company	Member interest (100.00% interest)		4/1/2010	112	334

Imperial Capital Private Opportunities, LP(9)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	3,315	10,231	(2)

Partnership Capital Growth Fund I, L.P.(9)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	1,411	3,939	(2)

Partnership Capital Growth Investors III, L.P.(9)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	2,804	2,588	(2)

Piper Jaffray Merchant Banking Fund I, L.P.(9)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	632	563	(2)

Senior Secured Loan Fund LLC(7)(10)	Co-investment vehicle	Subordinated certificates ($1,745,192 par due 12/2024)	8.24% (Libor + 8.00%/Q)(26)	10/30/2009	1,745,192	1,771,369
		Membership interest (87.50% interest)		10/30/2009	—	—

					1,745,192	1,771,369

VSC Investors LLC(9)	Investment company	Membership interest (1.95% interest)		1/24/2008	745	1,211	(2)

					1,760,726	1,797,548		36.65%

Healthcare—Services
Alegeus Technologies Holdings Corp.	Benefits administration and transaction processing provider	Preferred stock (2,997 shares)		12/13/2013	3,087	3,087
		Common stock (3 shares)		12/13/2013	3	3

					3,090	3,090

ATI Phyiscal Therapy Holdings, LLC	Outpatient rehabilitation services provider	Class C common stock (51,005 shares)		12/13/2013	53	53

AxelaCare Holdings, Inc. and AxelaCare Investment Holdings, L.P.	Provider of home infusion services	First lien senior secured loan ($4,458 par due 4/2019)	5.75% (Libor + 4.50%/Q)	4/12/2013	4,458	4,458	(2)(25)
		Preferred units (8,218,160 units)		4/12/2013	822	855	(2)
		Common units (83,010 units)		4/12/2013	8	9	(2)

					5,288	5,322

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
California Forensic Medical Group, Incorporated	Correctional facility healthcare operator	First lien senior secured loan ($53,640 par due 11/2018)	9.25% (Libor + 8.00%/Q)	11/16/2012	53,640	53,640	(3)(25)

CCS Group Holdings, LLC	Correctional facility healthcare operator	Class A units (601,937 units)		8/19/2010	602	1,546	(2)

CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings LLC(6)	Healthcare analysis services provider	Class A common stock (9,679 shares)		6/15/2007	2,543	4,014	(2)
		Class C common stock (1,546 shares)		6/15/2007	—	641	(2)

					2,543	4,655

Dialysis Newco, Inc.	Dialysis provider	First lien senior secured loan ($15,509 par due 8/2020)	5.25% (Libor + 4.25%/Q)	8/16/2013	15,509	15,509	(2)(25)
		Second lien senior secured loan ($56,500 par due 2/2021)	9.75% (Libor + 8.50%/Q)	8/16/2013	56,500	56,500	(2)(25)

					72,009	72,009

Genocea Biosciences, Inc.	Vaccine discovery technology company	First lien senior secured loan ($10,000 par due 4/2017)	8.00%	9/30/2013	9,805	10,000	(2)
		Warrant to purchase up to 689,655 shares of Series C convertible preferred stock		9/30/2013	—	—	(2)

					9,805	10,000

GI Advo Opco, LLC	Residential behavioral treatment services provider	First lien senior secured loan ($15,005 par due 6/2017)	6.00% (Libor + 4.75%/Q)	12/13/2013	15,448	15,455	(25)
		First lien senior secured loan ($13 par due 6/2017)	7.00% (Base Rate + 3.75%/Q)	12/13/2013	13	13	(25)

					15,461	15,468

INC Research, Inc.	Pharmaceutical and biotechnology consulting services	Common stock (1,410,000 shares)		9/27/2010	1,512	1,758	(2)

Intermedix Corporation	Revenue cycle management provider to the emergency healthcare industry	Second lien senior secured loan ($112,000 par due 6/2019)	10.25% (Libor + 9.00%/Q)	12/27/2012	112,000	112,000	(2)(25)

JHP Group Holdings, Inc.	Manufacturer of speciality pharmaceutical products	Series A preferred stock (1,000,000 shares)	6.00% PIK	2/19/2013	272	2,673	(2)

LM Acquisition Holdings, LLC(8)	Developer and manufacturer of medical equipment	Class A units (426 units)		9/27/2013	1,000	1,195	(2)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Magnacare Holdings, Inc., Magnacare Administrative Services, LLC, and Magnacare, LLC	Healthcare professional provider	First lien senior secured loan ($134,115 par due 3/2018)	9.00% (Libor + 8.00%/Q)	9/15/2010	134,721	135,457	(2)(25)
		First lien senior secured loan ($56,134 par due 3/2018)	9.00% (Libor + 8.00%/Q)	9/15/2010	56,134	56,695	(3)(25)
		First lien senior secured loan ($4,668 par due 3/2018)	9.00% (Libor + 8.00%/Q)	3/16/2012	4,668	4,715	(4)(25)

					195,523	196,867

Monte Nido Holdings, LLC	Outpatient eating disorder treatment provider	First lien senior secured loan ($44,750 par due 12/2019)	7.75% (Libor + 6.75%/Q)	12/20/2013	44,750	44,750	(2)(19)(25)

MW Dental Holding Corp.	Dental services provider	First lien senior secured revolving loan ($4,500 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	4,500	4,500	(2)(25)
		First lien senior secured loan ($12,582 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	12,582	12,582	(2)(25)
		First lien senior secured loan ($12,460 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	12,460	12,460	(2)(25)
		First lien senior secured loan ($48,757 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	48,757	48,757	(3)(25)
		First lien senior secured loan ($9,800 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	9,800	9,800	(4)(25)

					88,099	88,099

Napa Management Services Corporation	Anesthesia management services provider	First lien senior secured loan ($23,496 par due 4/2018)	6.50% (Libor + 5.25%/Q)	4/15/2011	23,496	23,496	(2)(25)
		First lien senior secured loan ($33,266 par due 4/2018)	6.50% (Libor + 5.25%/Q)	4/15/2011	33,203	33,266	(3)(25)
		Common units (5,000 units)		4/15/2011	5,000	8,896	(2)

					61,699	65,658

National Healing Corporation and National Healing Holding Corp.	Wound care service and equipment provider	Second lien senior secured loan ($10,000 par due 2/2020)	9.25% (Libor + 8.00%/S)	12/13/2013	10,297	10,301	(25)
		Preferred stock (869,565 shares)		12/13/2013	1,296	1,296

					11,593	11,597

Netsmart Technologies, Inc. and NS Holdings, Inc.	Healthcare technology provider	First lien senior secured loan ($2,833 par due 12/2017)	7.25% (Libor + 6.00%/Q)	12/18/2012	2,833	2,833	(2)(17)(25)
		First lien senior secured loan ($36,259 par due 12/2017)	7.25% (Libor + 6.00%/Q)	12/18/2012	36,259	36,259	(2)(17)(25)
		Common stock (2,500,000 shares)		6/21/2010	2,500	2,710	(2)

					41,592	41,802

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
New Trident Holdcorp, Inc.	Outsourced mobile diagnostic healthcare service provider	Second lien senior secured loan ($80,000 par due 7/2020)	10.25% (Libor + 9.00%/Q)	8/6/2013	78,465	80,000	(2)(25)

OmniSYS Acquisition Corporation, OmniSYS, LLC, and OSYS Holdings, LLC	Provider of technology-enabled solutions to pharmacies	First lien senior secured loan ($21,000 par due 11/2018)	8.50% (Libor + 7.50%/Q)	11/21/2013	21,000	21,000	(2)(25)
		Limited liability company membership interest (1.57% interest)		11/21/2013	1,000	1,000	(2)

					22,000	22,000

PerfectServe, Inc.	Communications software platform provider for hospitals and physician practices	First lien senior secured loan ($3,500 par due 4/2017)	10.00%	12/26/2013	3,465	3,500
		Warrants to purchase up to 34,113 units of Series C preferred stock		12/26/2013	—	50

					3,465	3,550

PG Mergersub, Inc. and PGA Holdings, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Second lien senior secured loan ($2,368 par due 10/2018)	8.25% (Libor + 7.00%/Q)	4/19/2012	2,439	2,376	(25)
		Second lien senior secured loan ($21,316 par due 10/2018)	8.25% (Libor + 7.00%/Q)	4/19/2012	21,316	21,380	(2)(25)
		Preferred stock (333 shares)		3/12/2008	125	16	(2)
		Common stock (16,667 shares)		3/12/2008	167	825	(2)

					24,047	24,597

Physiotherapy Associates Holdings, Inc.	Outpatient rehabilitation physical therapy provider	Class A common stock (100,000 shares)		12/13/2013	3,090	3,090

POS I Corp. (fka Vantage Oncology, Inc.)	Radiation oncology care provider	Common stock (62,157 shares)		2/3/2011	4,670	1,375	(2)

RCHP, Inc.	Operator of general acute care hospitals	First lien senior secured loan ($14,887 par due 11/2018)	7.00% (Libor + 5.75%/Q)	11/4/2011	14,888	14,664	(2)(25)
		First lien senior secured loan ($60,518 par due 11/2018)	7.00% (Libor + 5.75%/Q)	11/4/2011	60,496	59,611	(3)(25)
		Second lien senior secured loan ($85,000 par due 5/2019)	11.50% (Libor + 10.00%/Q)	11/4/2011	85,000	85,000	(2)(25)

					160,384	159,275

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Reed Group, Ltd.	Medical disability management services provider	Equity interests		4/1/2010	—	—	(2)

Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	First lien senior secured loan ($3,800 par due 7/2015)	11.00%	6/28/2012	3,787	3,800	(2)
		Warrants to purchase up to 99,094 shares of Series C preferred stock		6/26/2012	38	29	(2)

					3,825	3,829

Sage Products Holdings III, LLC	Patient infection control and preventive care solutions provider	Second lien senior secured loan ($75,000 par due 6/2020)	9.25% (Libor + 8.00%/Q)	12/13/2012	75,000	75,000	(2)(25)

Sorbent Therapeutics, Inc.	Orally-administered drug developer	First lien senior secured loan ($6,500 par due 9/2016)	10.25%	4/23/2013	6,500	6,500	(2)
		Warrant to purchase up to 727,272 shares of Series C preferred stock		4/23/2013	—	25	(2)

					6,500	6,525

Soteria Imaging Services, LLC(6)	Outpatient medical imaging provider	Preferred member units (1,823,179 units)		4/1/2010	—	—

SurgiQuest, Inc.	Medical device company	First lien senior secured loan ($6,281 par due 10/2017)	10.00%	9/28/2012	6,133	6,281	(2)
		First lien senior secured loan ($2,000 par due 10/2017)	10.69%	9/28/2012	1,953	2,000	(2)
		Warrants to purchase up to 54,672 shares of Series D-4 convertible preferred stock		9/28/2012	—	—	(2)

					8,086	8,281

U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	First lien senior secured loan ($30,000 par due 12/2019)	6.00% (Libor + 5.00%/Q)	12/31/2013	30,000	30,000	(2)(25)

Young Innovations, Inc.	Dental supplies and equipment manufacturer	First lien senior secured loan ($9,697 par due 1/2019)	5.75% (Libor + 4.50%/Q)	1/31/2013	9,697	9,697	(3)(25)
		First lien senior secured loan ($32 par due 1/2019)	6.75% (Base Rate + 3.50%/Q)	1/31/2013	32	32	(3)(25)
		First lien senior secured loan ($13,304 par due 1/2019)	5.75% (Libor + 4.50%/Q)	1/31/2013	13,304	13,304	(4)(25)
		First lien senior secured loan ($44 par due 1/2019)	6.75% (Base Rate + 3.50%/Q)	1/31/2013	44	44	(4)(25)

					23,077	23,077

					1,163,140	1,172,781		23.91%

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Business Services
2329497 Ontario Inc.(8)	Provider of outsourced data center infrastructure and related services	Second lien senior secured loan ($42,333 par due 6/2019)	10.50% (Libor + 9.25%/M)	12/13/2013	43,551	43,603	(25)

Access CIG, LLC	Records and information management services provider	First lien senior secured loan ($992 par due 10/2017)	7.00% (Libor + 5.75%/M)	10/5/2012	992	992	(2)(25)

BluePay Processing, Inc.	Technology-enabled payment processing solutions provider	First lien senior secured loan ($6,000 par due 8/2019)	5.00% (Libor + 4.00%/Q)	8/30/2013	6,000	6,000	(2)(25)

Cast & Crew Payroll, LLC and Centerstage Co-Investors, L.L.C.(6)	Payroll and accounting services provider to the entertainment industry	First lien senior secured loan ($18,107 par due 12/2017)	7.25% (Libor + 6.25%/Q)	12/24/2012	18,107	18,107	(2)(18)(25)
		First lien senior secured loan ($45,267 par due 12/2017)	7.25% (Libor + 6.25%/Q)	12/24/2012	45,267	45,267	(3)(18)(25)
		Class A membership units (2,500,000 units)		12/24/2012	2,500	4,021	(2)
		Class B membership units (2,500,000 units)		12/24/2012	2,500	4,021	(2)

					68,374	71,416

CIBT Investment Holdings, LLC	Expedited travel document processing services	Class A shares (2,500 shares)		12/15/2011	2,500	3,658	(2)

CitiPostal Inc.(7)	Document storage and management services	First lien senior secured revolving loan ($3,500 par due 12/2014)	6.50% (Libor + 4.50%/M)	4/1/2010	3,500	3,500	(2)(25)
		First lien senior secured loan ($53,731 par due 12/2014)		4/1/2010	53,731	41,501	(2)(24)
		Senior subordinated loan ($20,193 par due 12/2015)		4/1/2010	13,038	—	(2)(24)
		Common stock (37,024 shares)		4/1/2010	—	—

					70,269	45,001

Command Alkon, Inc.	Software solutions provider to the ready-mix concrete industry	Second lien senior secured loan ($10,000 par due 3/2018)	8.75% (Libor + 7.50%/M)	9/28/2012	10,000	10,000	(2)(25)
		Second lien senior secured loan ($34,000 par due 5/2019)	8.75% (Libor + 7.50%/Q)	9/28/2012	34,000	34,000	(2)(25)

					44,000	44,000

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Coverall North America, Inc.	Commercial janitorial services provider	Letter of credit facility		1/17/2013	—	—	(2)(29)

eCommerce Industries, Inc.	Business critical enterprise resource planning software provider	First lien senior secured loan ($19,936 par due 10/2016)	8.00% (Libor + 6.75%/Q)	12/13/2013	19,936	20,217	(22)(25)

GHS Interactive Security, LLC and LG Security Holdings, LLC	Originates residential security alarm contracts	First lien senior secured loan ($2,091 par due 5/2018)	7.50% (Libor + 6.00%/Q)	12/13/2013	2,153	2,153	(25)
		Class A membership units (1,560,000 units)		12/13/2013	1,607	1,607

					3,760	3,760

HCPro, Inc. and HCP Acquisition Holdings, LLC(7)	Healthcare compliance advisory services	Senior subordinated loan ($9,004 par due 8/2014)		3/5/2013	2,692	—	(2)(24)
		Class A units (14,293,110 units)		6/26/2008	12,793	—	(2)

					15,485	—

IfByPhone Inc.	Voice-based marketing automation software provider	First lien senior secured loan ($1,533 par due 11/2015)	11.00%	10/15/2012	1,490	1,533	(2)
		First lien senior secured loan ($833 par due 1/2016)	11.00%	10/15/2012	833	833	(2)
		Warrant to purchase up to 124,300 shares of Series C preferred stock		10/15/2012	88	64	(2)

					2,411	2,430

Investor Group Services, LLC(6)	Business consulting for private equity and corporate clients	Limited liability company membership interest (8.5% interest)		6/22/2006	—	633

IronPlanet, Inc.	Online auction platform provider for used heavy equipment	First lien senior secured revolving loan ($5,000 par due 9/2015)	8.00%	9/24/2013	5,000	5,000	(2)
		First lien senior secured loan ($7,500 par due 7/2017)	9.25%	9/24/2013	7,155	7,275	(2)
		Warrant to purchase to up to 133,333 shares of Series C preferred stock		9/24/2013	214	246	(2)

					12,369	12,521

Itel Laboratories, Inc.	Data services provider for building materials to property insurance industry	Preferred units (1,798,391 units)		6/29/2012	1,000	995	(2)

Keynote Systems, Inc. and Hawaii Ultimate Parent Corp., Inc.	Web and mobile cloud performance testing and monitoring services provider	First lien senior secured loan ($164,587 par due 2/2020)	9.50% (Libor + 8.50%/Q)	8/22/2013	164,587	164,587	(2)(25)
		Class A common stock (2,970 shares)		8/22/2013	2,970	3,429	(2)
		Class B common stock (1,956,522 shares)		8/22/2013	30	35	(2)

					167,587	168,051

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Market Track Holdings, LLC	Business media consulting services company	Preferred stock (1,500 shares)		12/13/2013	1,982	1,982
		Common stock (15,000 shares)		12/13/2013	1,982	1,982

					3,964	3,964

MSC.Software Corporation and Maximus Holdings, LLC	Provider of software simulation tools and related services	First lien senior secured loan ($42,750 par due 11/2017)	8.50% (Libor + 7.25%/Q)	12/13/2013	44,015	44,033	(21)(25)
		Warrants to purchase up to 1,050,013 shares of common stock		12/13/2013	424	424

					44,439	44,457

Multi-Ad Services, Inc.(6)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	788	1,754
		Common units (1,725,280 units)		4/1/2010	—	—

					788	1,754

MVL Group, Inc.(7)	Marketing research provider	Junior subordinated loan ($185 par due 7/2012)		4/1/2010	—	—	(2)(24)
		Senior subordinated loan ($33,337 par due 7/2012)		4/1/2010	30,265	2,485	(2)(24)
		Common stock (560,716 shares)		4/1/2010	—	—	(2)

					30,265	2,485

NComputing, Inc.	Desktop virtualization hardware and software technology service provider	First lien senior secured loan ($6,500 par due 7/2016)	10.50%	3/20/2013	6,500	6,695	(2)
		Warrant to purchase up to 462,726 shares of Series C preferred stock		3/20/2013	—	56	(2)

					6,500	6,751

Pillar Processing LLC, PHL Investors, Inc., and PHL Holding Co.(6)	Mortgage services	First lien senior secured loan ($4,658 par due 11/2018)		7/31/2008	3,982	3,321	(2)(24)
		First lien senior secured loan ($7,375 par due 5/2019)		11/20/2007	5,862	—	(2)(24)
		Class A common stock (576 shares)		7/31/2012	3,768	—	(2)

					13,612	3,321

Platform Acquisition, Inc.	Data center and managed cloud services provider	Common stock (48,604 shares)		12/13/2013	7,536	7,536
Powersport Auctioneer Holdings, LLC	Powersport vehicle auction operator	Common units (1,972 units)		3/2/2012	1,000	879	(2)

PSSI Holdings, LLC	Provider of mission-critical outsourced cleaning and sanitation services to the food processing industry	First lien senior secured loan ($1,000 par due 6/2018)	6.00% (Libor + 5.00%/Q)	8/7/2013	1,000	1,000	(2)(25)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	154	(2)

Rainstor, Inc.	Database solutions provider	First lien senior secured loan ($2,800 par due 4/2016)	11.25%	3/28/2013	2,735	2,800	(2)
		Warrant to purchase up to 142,210 shares of Series C preferred stock		3/28/2013	88	70	(2)

					2,823	2,870

Summit Business Media Parent Holding Company LLC	Business media consulting services	Limited liability company membership interest (45.98% interest)		5/20/2011	—	1,458	(2)

TOA Technologies, Inc.	Cloud based, mobile workforce management applications provider	First lien senior secured loan ($12,567 par due 11/2016)	10.25%	10/31/2012	12,124	12,567	(2)
		Warrant to purchase up to 2,509,770 shares of Series D preferred stock		10/31/2012	605	1,201	(2)

					12,729	13,768

Tripwire, Inc.	IT security software provider	First lien senior secured loan ($74,684 par due 5/2018)	7.50% (Libor + 6.25%/Q)	5/23/2011	74,684	74,684	(2)(25)
		First lien senior secured loan ($10,266 par due 5/2018)	7.50% (Libor + 6.25%/Q)	5/23/2011	10,266	10,266	(2)(25)
		First lien senior secured loan ($49,875 par due 5/2018)	7.50% (Libor + 6.25%/Q)	5/23/2011	49,875	49,875	(3)(25)
		First lien senior secured loan ($9,975 par due 5/2018)	7.50% (Libor + 6.25%/Q)	5/23/2011	9,975	9,975	(4)(25)
		Class B common stock (2,655,638 shares)		5/23/2011	30	84	(2)
		Class A common stock (2,970 shares)		5/23/2011	2,970	8,315	(2)

					147,800	153,199

Venturehouse-Cibernet Investors, LLC	Financial settlement services for intercarrier wireless roaming	Equity interest		4/1/2010	—	—	(2)

VSS-Tranzact Holdings, LLC(6)	Management consulting services	Common membership interest (5.98% interest)		10/26/2007	10,204	5,236

VTE Holdings Corp.	Hosted enterprise resource planning application management services provider	Common units (1,500,000 units)		12/13/2013	3,862	3,862

Worldpay (UK) Limited, Worldpay ECommerce Limited, Ship US Bidco, Inc., Ship Investor & Cy S.C.A.(8)	Payment processing company	First lien senior secured loan ($5,341 par due 10/2017)	6.00% (Libor + 4.75%/Q)	12/13/2013	5,432	5,394	(25)
		Common stock (936,693 shares)		12/13/2013	2,698	2,732

					8,129	8,126

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
X Plus Two Solutions, Inc. and X Plus One Solutions, Inc.	Provider of open and integrated software for digital marketing optimization	First lien senior secured revolving loan ($8,600 par due 9/2014)	8.50%	4/1/2013	8,600	8,600	(2)
		First lien senior secured loan ($7,000 par due 3/2017)	10.00%	4/1/2013	6,645	6,860	(2)
		Warrant to purchase up to 999,167 shares of Series C preferred stock		4/1/2013	284	299	(2)

					15,529	15,759

					768,665	699,856		14.27%

Education
American Academy Holdings, LLC	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	First lien senior secured revolving loan ($2,250 par due 3/2019)	6.00% (Libor + 5.00%/Q)	3/18/2011	2,250	2,250	(2)(25)
		First lien senior secured loan ($56,236 par due 3/2019)	6.00% (Libor + 5.00%/Q)	3/18/2011	56,236	56,236	(3)(25)
		First lien senior secured loan ($4,651 par due 3/2019)	6.00% (Libor + 5.00%/Q)	3/18/2011	4,651	4,651	(4)(25)

					63,137	63,137

Campus Management Corp. and Campus Management Acquisition Corp.(6)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10,520	3,337	(2)

Community Education Centers, Inc.	Offender re-entry and in-prison treatment services provider	First lien senior secured loan ($14,286 par due 12/2014)	6.25% (Libor + 5.25%/Q)	12/10/2010	14,286	14,286	(2)(15)(25)
		Second lien senior secured loan ($35,283 par due 12/2015)	15.24% (Libor + 10.00% Cash, 5.00% PIK/Q)	12/10/2010	35,283	34,225	(2)
		Second lien senior secured loan ($10,649 par due 12/2015)	15.26% (Libor + 10.00% Cash, 5.00% PIK/Q)	12/10/2010	10,649	10,330	(2)
		Warrants to purchase up to 654,618 shares		12/10/2010	—	979	(2)

					60,218	59,820

ELC Acquisition Corp., ELC Holdings Corporation, and Excelligence Learning Corporation(6)	Developer, manufacturer and retailer of educational products	Preferred stock (99,492 shares)	12.00% PIK	8/1/2011	10,286	10,286	(2)
		Common stock (50,800 shares)		8/1/2011	—	1,345	(2)

					10,286	11,631

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Infilaw Holding, LLC	Operator of for-profit law schools	First lien senior secured revolving loan		8/25/2011	—	—	(2)(27)
		First lien senior secured loan ($1 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	1	1	(2)(25)
		First lien senior secured loan ($14,362 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	14,362	14,362	(3)(25)
		Series A preferred units (124,890 units)	9.50% (Libor + 8.50%/Q)	8/25/2011	124,890	124,890	(2)(25)
		Series B preferred units (3.91 units)		10/19/2012	9,245	11,060	(2)

					148,498	150,313

Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	First lien senior secured loan ($39,459 par due 6/2015)		4/24/2013	39,385	35,514	(3)(24)
		First lien senior secured loan ($14,774 par due 6/2015)		4/24/2013	14,746	13,297	(4)(24)
		Series B preferred stock (1,750,000 shares)		8/5/2010	5,000	—	(2)
		Series C preferred stock (2,512,586 shares)		6/7/2010	689	—	(2)
		Common stock (20 shares)		6/7/2010	—	—	(2)

					59,820	48,811

Lakeland Tours, LLC	Educational travel provider	First lien senior secured revolving loan		10/4/2011	—	—	(2)(27)
		First lien senior secured loan ($83,140 par due 12/2016)	8.50% (Libor + 7.50%/Q)	10/4/2011	83,067	83,131	(2)(14)(25)
		First lien senior secured loan ($1,585 par due 12/2016)	5.25% (Libor + 4.25%/Q)	10/4/2011	1,585	1,585	(2)(25)
		First lien senior secured loan ($40,362 par due 12/2016)	8.50% (Libor + 7.50%/Q)	10/4/2011	40,277	40,362	(3)(14)(25)
		First lien senior secured loan ($8,297 par due 12/2016)	5.25% (Libor + 4.25%/Q)	10/4/2011	8,280	8,297	(3)(25)
		Common stock (5,000 shares)		10/4/2011	5,000	5,117	(2)

					138,209	138,492

PIH Corporation	Franchisor of education-based early childhood centers	First lien senior secured revolving loan ($621 par due 6/2016)	7.25% (Libor + 6.25%/M)	12/13/2013	621	621	(25)
		First lien senior secured loan ($39,062 par due 6/2016)	7.25% (Libor + 6.25%/M)	12/13/2013	39,570	39,594	(25)

					40,191	40,215

R3 Education, Inc. and EIC Acquisitions Corp.	Medical school operator	Preferred stock (8,800 shares)		7/30/2008	2,200	1,936	(2)
		Common membership interest (26.27% interest)		9/21/2007	15,800	29,584	(2)
		Warrants to purchase up to 27,890 shares		12/8/2009	—	—	(2)

					18,000	31,520

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
RuffaloCODY, LLC	Provider of student fundraising and enrollment management services	First lien senior secured loan ($634 par due 5/2019)	6.50% (Base Rate + 3.25%/Q)	5/29/2013	634	634	(2)(25)
		First lien senior secured loan ($24,996 par due 5/2019)	5.50% (Libor + 4.25%/Q)	5/29/2013	24,996	24,996	(2)(25)

					25,630	25,630

					574,509	572,906		11.68%

Services—Other
Capital Investments and Ventures Corp.	SCUBA diver training and certification provider	First lien senior secured loan ($24,512 par due 8/2018)	7.00% (Libor + 5.75%/Q)	8/9/2012	24,512	24,512	(3)(25)
		First lien senior secured loan ($8,719 par due 8/2018)	7.00% (Libor + 5.75%/Q)	8/9/2012	8,719	8,719	(4)(25)

					33,231	33,231

Competitor Group, Inc. and Calera XVI, LLC	Endurance sports media and event operator	First lien senior secured revolving loan ($2,850 par due 11/2018)	10.00% (Base Rate + 6.75%/Q)	11/30/2012	2,850	2,508	(2)(25)
		First lien senior secured revolving loan ($900 par due 11/2018)	9.00% (Libor + 7.75%/Q)	11/30/2012	900	792	(2)(25)
		First lien senior secured loan ($24,380 par due 11/2018)	10.00% (Libor + 7.75% Cash, 1.00% PIK /Q)	11/30/2012	24,380	21,454	(2)(25)
		First lien senior secured loan ($29,853 par due 11/2018)	10.00% (Libor + 7.75% Cash, 1.00% PIK /Q)	11/30/2012	29,853	26,271	(3)(25)
		Membership units (2,500,000 units)		11/30/2012	2,513	17	(2)(9)

					60,496	51,042

Fox Hill Holdings, Inc.	Third party claims administrator on behalf of insurance carriers	First lien senior secured loan ($7,442 par due 6/2018)	6.75% (Libor + 5.75%/Q)	10/31/2013	7,442	7,442	(2)(25)
		First lien senior secured loan ($39 par due 6/2018)	8.00% (Base Rate + 4.75%/Q)	10/31/2013	39	39	(2)(25)

					7,481	7,481

ISS #2, LLC	Provider of repairs, refurbishments and services to the broader industrial end user markets	First lien senior secured loan ($14,950 par due 6/2018)	6.50% (Libor + 5.50%/Q)	6/5/2013	14,950	14,950	(2)(25)
		First lien senior secured loan ($44,775 par due 6/2018)	6.50% (Libor + 5.50%/Q)	6/5/2013	44,775	44,775	(3)(25)

					59,725	59,725

Massage Envy, LLC	Franchisor in the massage industry	First lien senior secured loan ($29,177 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	29,177	29,177	(2)(25)
		First lien senior secured loan ($49,291 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	49,291	49,291	(3)(25)
		Common stock (3,000,000 shares)		9/27/2012	3,000	3,532	(2)

					81,468	82,000

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
McKenzie Sports Products, LLC	Designer, manufacturer and distributor of taxidermy forms and supplies	First lien senior secured loan ($8,140 par due 3/2017)	5.75% (Libor + 4.75%/M)	3/30/2012	8,140	8,140	(2)(25)
		First lien senior secured loan ($9,302 par due 3/2017)	5.75% (Libor + 4.75%/M)	3/30/2012	9,302	9,302	(4)(25)

					17,442	17,442

Spin HoldCo Inc.	Laundry service and equipment provider	Second lien senior secured loan ($140,000 par due 5/2020)	9.00% (Libor + 7.75%/Q)	5/14/2013	140,000	140,000	(2)(25)

The Dwyer Group(6)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($25,686 par due 6/2018)	12.00% Cash, 1.50% PIK	12/22/2010	25,686	25,686	(2)
		Series A preferred units (13,292,377 units)	8.00% PIK	12/22/2010	6,859	18,650	(2)

					32,545	44,336

Wash Multifamily Laundry Systems, LLC	Laundry service and equipment provider	Second lien senior secured loan ($78,000 par due 2/2020)	9.75% (Libor + 8.50%/Q)	6/26/2012	78,000	78,000	(2)(25)

					510,388	513,257		10.47%

Energy
Alphabet Energy, Inc.	Technology developer to convert waste-heat into electricity	First lien senior secured loan ($3,000 par due 7/2017)	9.62%	12/16/2013	2,721	2,850	(2)
		Warrants to purchase up to 59,524 units of Series B preferred stock		12/16/2013	146	146	(2)

					2,867	2,996

Brush Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($89,892 par due 8/2020)	6.25% (Libor + 5.25%/Q)	8/1/2013	89,892	89,892	(2)(25)

Centinela Funding, LLC	Solar power generation facility developer and operator	First lien senior secured loan ($56,000 par due 11/2020)	10.00% (Libor + 8.75%/Q)	11/14/2012	56,000	56,000	(2)(25)

Joule Unlimited Technologies, Inc. and Stichting Joule Global Foundation	Renewable fuel and chemical production developer	First lien senior secured loan ($7,500 par due 2/2017)	10.00%	7/25/2013	7,433	7,500	(2)
		Warrant to purchase up to 32,051 shares of Series C-2 preferred stock		7/25/2013	—	34	(2)(8)

					7,433	7,534

La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Second lien senior secured loan ($68,000 par due 8/2018)	10.25% (Libor + 8.75%/M)	8/9/2011	67,060	67,320	(2)(25)

Panda Sherman Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($32,500 par due 9/2018)	9.00% (Libor + 7.50%/Q)	9/14/2012	32,500	32,500	(2)(25)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Panda Temple Power II, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($20,000 par due 4/2019)	7.25% (Libor + 6.00%/Q)	4/3/2013	19,820	20,000	(2)(25)

Panda Temple Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($60,000 par due 7/2018)	11.50% (Libor + 10.00%/Q)	7/17/2012	58,402	60,000	(2)(25)

Sunrun Solar Owner Holdco X, LLC	Residential solar energy provider	First lien senior secured loan ($59,749 par due 6/2019)	9.50% (Libor + 8.25%/Q)	6/7/2013	59,749	59,749	(2)(25)

Sunrun Solar Owner Holdco XIII, LLC	Residential solar energy provider	First lien senior secured loan ($19,300 par due 12/2019)	9.50% (Libor + 7.25% Cash, 1.00% PIK /Q)	11/27/2013	19,079	19,300	(2)(25)

					412,802	415,291		8.47%

Restaurants and Food Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	Restaurant owner and operator	First lien senior secured loan ($33,581 par due 12/2018)	10.50% (Base Rate + 7.25%/Q)	11/27/2006	33,581	33,581	(2)(20)(25)
		First lien senior secured loan ($10,919 par due 12/2018)	10.50% (Base Rate + 7.25%/Q)	11/27/2006	10,922	10,919	(3)(20)(25)
		Promissory note ($16,558 par due 12/2018)	13.00% PIK	11/27/2006	13,273	15,997	(2)
		Warrants to purchase up to 23,750 units of Series D common stock		12/18/2013	24	—	(2)

					57,800	60,497

Benihana, Inc.	Restaurant owner and operator	First lien senior secured loan ($4,925 par due 2/2018)	6.75% (Libor + 5.50%/Q)	8/21/2012	4,925	4,925	(4)(25)

Garden Fresh Restaurant Corp.	Restaurant owner and operator	First lien senior secured revolving loan		10/3/2013	—	—	(2)(27)
		First lien senior secured loan ($43,750 par due 7/2018)	10.00% (Libor + 8.50%/M)	10/3/2013	43,750	43,750	(2)(25)

					43,750	43,750

Hojeij Branded Foods, Inc.	Airport restaurant operator	First lien senior secured revolving loan ($450 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	450	450	(2)(25)(28)
		First lien senior secured loan ($12,500 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	12,500	12,500	(2)(25)
		First lien senior secured loan ($15,000 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	14,543	15,000	(2)(25)
		Warrants to purchase up to 7.5% of membership interest		2/15/2012	—	299	(2)
		Warrants to purchase up to 324 shares of Class A common stock		2/15/2012	669	4,307	(2)

					28,162	32,556

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Orion Foods, LLC (fka Hot Stuff Foods, LLC)(7)	Convenience food service retailer	First lien senior secured revolving loan ($9,500 par due 9/2014)	10.75% (Base Rate + 7.50%/M)	4/1/2010	9,500	9,500	(2)(25)
		First lien senior secured loan ($33,037 par due 9/2014)	10.00% (Libor + 8.50%/Q)	4/1/2010	33,037	33,037	(3)(25)
		Second lien senior secured loan ($37,552 par due 9/2014)		4/1/2010	18,423	20,205	(2)(24)
		Preferred units (10,000 units)		10/28/2010	—	—	(2)
		Class A common units (25,001 units)		4/1/2010	—	—	(2)
		Class B common units (1,122,452 units)		4/1/2010	—	—	(2)

					60,960	62,742

OTG Management, LLC	Airport restaurant operator	First lien senior secured loan ($25,000 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	25,000	25,000	(2)(25)
		First lien senior secured loan ($7,075 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	7,075	7,075	(2)(25)
		Common units (3,000,000 units)		1/5/2011	3,000	3,638	(2)
		Warrants to purchase up to 7.73% of common units		6/19/2008	100	7,257	(2)

					35,175	42,970

Performance Food Group, Inc. and Wellspring Distribution Corp	Food service distributor	Second lien senior secured loan ($74,625 par due 11/2019)	6.25% (Libor + 5.25%/Q)	5/14/2013	74,282	74,850	(2)(25)
		Class A non-voting common stock (1,366,120 shares)		5/3/2008	6,303	6,529	(2)

					80,585	81,379

PMI Holdings, Inc.	Restaurant owner and operator	Preferred stock (46,025 shares)		12/13/2013	687	687
		Common stock (22,401 shares)		12/13/2013	379	379

					1,066	1,066

Restaurant Holding Company, LLC	Fast food restaurant operator	First lien senior secured loan ($60,125 par due 2/2017)	9.00% (Libor + 7.50%/M)	2/17/2012	59,303	58,922	(3)(25)
		First lien senior secured loan ($9,250 par due 2/2017)	9.00% (Libor + 7.50%/M)	2/17/2012	9,122	9,065	(4)(25)

					68,425	67,987

S.B. Restaurant Company	Restaurant owner and operator	Preferred stock (46,690 shares)		4/1/2010	—	—	(2)
		Warrants to purchase up to 257,429 shares of common stock		4/1/2010	—	—	(2)

					—	—

					380,848	397,872		8.11%

Financial Services
AllBridge Financial, LLC(7)	Asset management services	Equity interests		4/1/2010	5,077	9,718

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Callidus Capital Corporation(7)	Asset management services	Common stock (100 shares)		4/1/2010	3,000	1,713
Ciena Capital LLC(7)	Real estate and small business loan servicer	First lien senior secured revolving loan ($14,000 par due 12/2014)	6.00%	11/29/2010	14,000	14,000	(2)
		First lien senior secured loan ($26,000 par due 12/2016)	12.00%	11/29/2010	26,000	26,000	(2)
		Equity interests		11/29/2010	53,374	10,926	(2)

					93,374	50,926

Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28,000 par due 5/2018)	12.75%	5/10/2012	28,000	28,000	(2)

Cook Inlet Alternative Risk, LLC	Risk management services	Senior subordinated loan ($1,750 par due 9/2015)	9.00%	9/30/2011	1,750	1,750	(2)

Gordian Acquisition Corp.	Financial services firm	Common stock (526 shares)		11/30/2012	—	—	(2)

Imperial Capital Group LLC	Investment services	2006 Class B common units (2,526 units)		5/10/2007	3	5	(2)
		2007 Class B common units (315 units)		5/10/2007	—	1	(2)
		Class A common units (7,710 units)		5/10/2007	14,997	19,672	(2)

					15,000	19,678

Ivy Hill Asset Management, L.P.(7)(9)	Asset management services	Member interest (100.00% interest)		6/15/2009	170,961	280,353

					317,162	392,138		8.00%

Consumer Products—Non-durable
Gilchrist & Soames, Inc.	Personal care manufacturer	First lien senior secured revolving loan ($8,700 par due 12/2014)	6.25% (Libor + 5.00%/M)	4/1/2010	8,700	8,700	(2)(25)
		First lien senior secured loan ($22,508 par due 12/2014)	13.44% Cash, 2.00% PIK	4/1/2010	22,504	21,833	(2)

					31,204	30,533

Implus Footcare, LLC	Provider of footwear and other accessories	Preferred stock (455 shares)	6.00% PIK	10/31/2011	5,172	5,172	(2)
		Common stock (455 shares)		10/31/2011	455	170	(2)

					5,627	5,342

Insight Pharmaceuticals Corporation (6)	OTC drug products manufactuer	Second lien senior secured loan ($19,310 par due 8/2017)	13.25% (Libor + 11.75%/Q)	8/26/2011	19,165	19,310	(2)(25)
		Class A common stock (155,000 shares)		8/26/2011	6,035	7,234	(2)
		Class B common stock (155,000 shares)		8/26/2011	6,035	7,234	(2)

					31,235	33,778

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Matrixx Initiatives, Inc. and Wonder Holdings Acquisition Corp.	Developer and marketer of over-the-counter healthcare products	Warrants to purchase up to 1,654,678 shares of common stock		7/27/2011	—	1,219	(2)
		Warrants to purchase up to 1,489 shares of preferred stock		7/27/2011	—	1,144	(2)

					—	2,363

Oak Parent, Inc.	Manufacturer of athletic apparel	First lien senior secured loan ($31,295 par due 4/2018)	7.50% (Libor + 7.00%/Q)	4/2/2012	31,184	31,294	(3)(25)
		First lien senior secured loan ($86 par due 4/2018)	9.25% (Base Rate + 6.00%/S)	4/2/2012	85	86	(3)(25)
		First lien senior secured loan ($8,844 par due 4/2018)	7.50% (Libor + 7.00%/Q)	4/2/2012	8,813	8,844	(4)(25)
		First lien senior secured loan ($24 par due 4/2018)	9.25% (Base Rate + 6.00%/S)	4/2/2012	24	24	(4)(25)

					40,106	40,248

PG-ACP Co-Invest, LLC	Supplier of medical uniforms, specialized medical footwear and accessories	Class A membership units (1,000,0000 units)		8/29/2012	1,000	1,526	(2)

The Step2 Company, LLC	Toy manufacturer	Second lien senior secured loan ($25,600 par due 4/2015)	10.00%	4/1/2010	25,089	25,088	(2)
		Second lien senior secured loan ($32,865 par due 4/2015)	10.00%	4/1/2010	30,802	26,292	(2)
		Common units (1,116,879 units)		4/1/2010	24	—
		Warrants to purchase up to 3,157,895 units		4/1/2010	—	—

					55,915	51,380

The Thymes, LLC (7)	Cosmetic products manufacturer	Preferred units (6,283 units)	8.00% PIK	6/21/2007	4,696	4,221
		Common units (5,400 units)		6/21/2007	—	6,687

					4,696	10,908

Woodstream Corporation	Pet products manufacturer	First lien senior secured loan ($8,465 par due 8/2016)	6.00% (Libor + 5.00%/Q)	4/18/2012	8,465	8,465	(4)(25)
		Senior subordinated loan ($80,000 par due 2/2017)	11.50%	4/18/2012	77,412	80,000	(2)
		Common stock (4,254 shares)		1/22/2010	1,222	2,685	(2)

					87,099	91,150

					256,882	267,228		5.45%

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Containers—Packaging
ICSH, Inc.	Industrial container manufacturer, reconditioner and servicer	First lien senior secured revolving loan		8/31/2011	—	—	(2)(27)
		First lien senior secured loan ($27,740 par due 8/2016)	7.00% (Libor + 6.00%/Q)	8/31/2011	27,777	27,740	(2)(25)
		First lien senior secured loan ($61,518 par due 8/2016)	7.00% (Libor + 6.00%/Q)	8/31/2011	61,518	61,518	(3)(25)
		First lien senior secured loan ($14,718 par due 8/2016)	7.00% (Libor + 6.00%/Q)	8/31/2011	14,718	14,718	(4)(25)

					104,013	103,976

Microstar Logistics LLC, Microstar Global Asset Management LLC, and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($142,500 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	142,500	142,500	(2)(25)
		Common stock (50,000 shares)		12/14/2012	5,000	7,223	(2)

					147,500	149,723

Pregis Corporation, Pregis Intellipack Corp., and Pregis Innovative Packaging Inc.	Provider of highly-customized, tailored protective packaging solutions	First lien senior secured loan ($975 par due 3/2017)	7.75% (Libor + 6.25%/M)	4/25/2012	975	975	(2)(25)
		First lien senior secured loan ($5 par due 3/2017)	8.50% (Base Rate + 5.25%/Q)	4/25/2012	5	5	(2)(25)

					980	980

					252,493	254,679		5.19%

Manufacturing
Cambrios Technologies Corporation	Nanotechnology-based solutions for electronic devices and computers	First lien senior secured loan ($3,030 par due 8/2015)	12.00%	8/7/2012	3,030	3,030	(2)
		Warrants to purchase up to 400,000 shares of Series D-4 convertible preferred stock		8/7/2012	—	6	(2)

					3,030	3,036

Component Hardware Group, Inc.	Commercial equipment	First lien senior secured loan ($23,701 par due 7/2019)	5.50% (Libor + 4.50%/M)	7/1/2013	23,701	23,701	(2)(25)

Lighting Science Group Corporation	Advanced lighting products	Letter of credit facility		9/20/2011	—	—	(2)(29)

Mac Lean-Fogg Company	Provider of intelligent transportation systems products in the traffic and rail industries	Senior subordinated loan ($100,251 par due 10/2023)	9.50% Cash, 1.50% PIK	10/31/2013	100,251	100,251	(2)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
MWI Holdings, Inc.	Provider of engineered springs, fasteners, and other precision components	First lien senior secured loan ($38,274 par due 3/2019)	9.38% (Libor + 8.13%/Q)	6/15/2011	38,274	38,274	(2)(25)
		First lien senior secured loan ($10,000 par due 3/2019)	9.38% (Libor + 8.13%/Q)	6/15/2011	10,000	10,000	(4)(25)

					48,274	48,274

NetShape Technologies, Inc.	Metal precision engineered components	First lien senior secured revolving loan ($538 par due 12/2014)	7.50% (Libor + 6.50%/Q)	4/1/2010	538	538	(2)(25)

Pelican Products, Inc.	Flashlights	First lien senior secured loan ($2,317 par due 7/2018)	6.25% (Libor + 5.00%/Q)	7/13/2012	2,317	2,317	(4)(25)
		Second lien senior secured loan ($32,000 par due 6/2019)	11.50% (Libor + 10.00%/Q)	7/13/2012	32,000	32,000	(2)(25)

					34,317	34,317

Protective Industries, Inc. dba Caplugs	Plastic protection products	First lien senior secured loan ($997 par due 10/2019)	6.75% (Libor + 5.75%/Q)	11/30/2012	997	997	(2)(25)
		Preferred stock (2,379,361 shares)		5/23/2011	1,298	4,837	(2)

					2,295	5,834

Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1,000	—	(2)

SSH Environmental Industries, Inc. and SSH Non-Destructive Testing, Inc.	Magnetic sensors and supporting sensor products	First lien senior secured loan ($11,140 par due 12/2016)	9.00% (Libor + 7.50%/Q)	3/23/2012	10,990	11,140	(2)(25)

TPTM Merger Corp.	Time temperature indicator products	First lien senior secured revolving loan ($950 par due 9/2018)	6.25% (Libor + 5.25%/Q)	9/12/2013	950	950	(2)(25)
		First lien senior secured revolving loan ($540 par due 9/2018)	7.50% (Base Rate + 4.25%/Q)	9/12/2013	540	540	(2)(25)
		First lien senior secured loan ($25,935 par due 9/2018)	6.25% (Libor + 5.25%/Q)	9/12/2013	25,935	25,935	(2)(25)

					27,425	27,425

					251,821	254,516		5.19%

Automotive Services
Driven Holdings, LLC	Automotive aftermarket car care franchisor	Preferred stock (247,500 units)		12/16/2011	2,475	2,852	(2)
		Common stock (25,000 units)		12/16/2011	25	808	(2)

					2,500	3,660

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Eckler Industries, Inc.	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($2,000 par due 7/2017)	8.25% (Base Rate + 5.00%/Q)	7/12/2012	2,000	2,000	(2)(25)
		First lien senior secured loan ($8,172 par due 7/2017)	7.25% (Libor + 6.00%/M)	7/12/2012	8,172	8,172	(2)(25)
		First lien senior secured loan ($30,609 par due 7/2017)	7.25% (Libor + 6.00%/M)	7/12/2012	30,609	30,609	(3)(25)
		Series A preferred stock (1,800 shares)		7/12/2012	1,800	2,031	(2)
		Common stock (20,000 shares)		7/12/2012	200	116	(2)

					42,781	42,928

EcoMotors, Inc.	Engine developer	First lien senior secured loan ($5,000 par due 10/2016)	10.83%	12/28/2012	4,869	5,000	(2)
		First lien senior secured loan ($5,000 par due 6/2017)	10.83%	12/28/2012	4,853	5,000	(2)
		First lien senior secured loan ($4,833 par due 7/2016)	10.13%	12/28/2012	4,724	4,833	(2)
		Warrant to purchase up to 321,888 shares of Series C preferred stock		12/28/2012	—	43	(2)

					14,446	14,876

Service King Paint & Body, LLC	Collision repair site operators	First lien senior secured loan ($7,617 par due 8/2017)	4.00% (Libor + 3.00%/Q)	8/20/2012	7,617	7,617	(2)(25)
		First lien senior secured loan ($46,898 par due 8/2017)	6.00% (Libor + 5.00%/Q)	8/20/2012	46,898	46,898	(2)(16)(25)
		First lien senior secured loan ($6,398 par due 8/2017)	4.00% (Libor + 3.00%/Q)	8/20/2012	6,398	6,398	(2)(25)
		First lien senior secured loan ($72,135 par due 8/2017)	6.00% (Libor + 5.00%/Q)	8/20/2012	72,135	72,135	(2)(16)(25)
		First lien senior secured loan ($9,646 par due 8/2017)	4.00% (Libor + 3.00%/Q)	8/20/2012	9,646	9,646	(4)(25)
		First lien senior secured loan ($72,135 par due 8/2017)	6.00% (Libor + 5.00%/Q)	8/20/2012	10,000	10,000	(3)(16)(25)
		Membership interest		8/20/2012	5,000	6,948	(2)

					157,694	159,642

					217,421	221,106		4.51%

Retail
Fulton Holdings Corp. (12)	Airport restaurant operator	First lien senior secured loan ($43,000 par due 5/2018)	8.50%	5/10/2013	43,000	43,000	(2)(12)
		First lien senior secured loan ($40,000 par due 5/2018)	8.50%	5/28/2010	40,000	40,000	(3)(12)
		Common stock (19,672 shares)		5/28/2010	1,461	2,086	(2)

					84,461	85,086

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Paper Source, Inc. and Pine Holdings, Inc.	Retailer of fine and artisanal papers, gifts, gift wrap, greeting cards and envelopes	First lien senior secured loan ($18,952 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/23/2013	18,952	18,952	(2)(25)
		Class A common stock (36,364 shares)		9/23/2013	6,000	6,660	(2)

					24,952	25,612

Things Remembered Inc. and TRM Holdings Corporation	Personalized gifts retailer	First lien senior secured loan ($14,813 par due 5/2018)	8.00% (Libor + 6.50%/Q)	5/24/2012	14,813	14,813	(4)(25)

					124,226	125,511		2.56%

Aerospace and Defense
Cadence Aerospace, LLC (fka PRV Aerospace, LLC)	Aerospace precision components manufacturer	First lien senior secured loan ($4,459 par due 5/2018)	6.50% (Libor + 5.25%/Q)	5/15/2012	4,425	4,459	(4)(25)
		First lien senior secured loan ($65 par due 5/2018)	7.50% (Base Rate + 4.25%/Q)	5/15/2012	65	65	(4)(25)
		Second lien senior secured loan ($79,657 par due 5/2019)	10.50% (Libor + 9.25%/Q)	5/10/2012	79,657	77,267	(2)(25)

					84,147	81,791

ILC Industries, LLC	Designer and manufacturer of protective cases and technically advanced lighting systems	First lien senior secured loan ($19,192 par due 7/2018)	8.00% (Libor + 6.50%/Q)	7/13/2012	18,885	19,192	(4)(25)

Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	111	111	(2)
		Common stock (1,885,195 shares)		1/17/2008	2,291	1,722	(2)

					2,402	1,833

					105,434	102,816		2.10%

Chemicals
Argotec, LLC	Thermoplastic polyurethane films	First lien senior secured revolving loan ($625 par due 5/2018)	7.00% (Base Rate + 3.75%/M)	5/31/2013	625	625	(2)(25)
		First lien senior secured loan ($5,788 par due 5/2019)	5.75% (Libor + 4.75%/M)	5/31/2013	5,788	5,788	(2)(25)
		First lien senior secured loan ($74 par due 5/2019)	7.00% (Base Rate + 3.75%/Q)	5/31/2013	74	74	(2)(25)

					6,487	6,487

Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	First lien senior secured loan ($17,730 par due 5/2018)	6.75% (Libor + 5.50%/Q)	12/13/2013	18,256	18,262	(25)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
K2 Pure Solutions Nocal, L.P.	Chemical producer	First lien senior secured revolving loan ($2,256 par due 8/2019)	8.13% (Libor + 7.13%/M)	8/19/2013	2,256	2,211	(2)(25)
		First lien senior secured loan ($41,500 par due 8/2019)	7.00% (Libor + 6.00%/M)	8/19/2013	41,500	40,670	(2)(25)
		First lien senior secured loan ($40,000 par due 8/2019)	7.00% (Libor + 6.00%/M)	8/19/2013	40,000	39,200	(3)(25)

					83,756	82,081

					108,499	106,830		2.18%

Transportation
Eberle Design, Inc.	Provider of intelligent transportation systems products in the traffic and rail industries	First lien senior secured loan ($30,500 par due 8/2018)	7.50% (Libor + 6.25%/Q)	8/26/2013	30,359	30,500	(2)(25)

PODS Funding Corp. II	Storage and warehousing	First lien senior secured loan ($35,897 par due 12/2018)	7.00% (Libor + 6.00%/Q)	12/19/2013	35,897	35,897	(25)

United Road Towing, Inc.	Towing company	Warrants to purchase up to 607 shares		4/1/2010	—	—

					66,256	66,397		1.35%

Printing, Publishing and Media
Batanga, Inc.	Independent digital media company	First lien senior secured revolving loan ($3,000 par due 4/2014)	8.50%	10/31/2012	3,000	3,000	(2)(23)
		First lien senior secured loan ($4,936 par due 11/2016)	9.60%	10/31/2012	4,936	5,030	(2)(23)
		First lien senior secured loan ($4,500 par due 9/2017)	9.60%	10/31/2012	4,500	4,500	(2)(23)

					12,436	12,530

Earthcolor Group, LLC	Printing management services	Limited liability company interests (9.30%)		5/18/2012	—	—

Encompass Digital Media, Inc.	Provider of outsourced network origination and transmission services for media companies	First lien senior secured loan ($19,651 par due 8/2017)	6.75% (Libor + 5.50%/Q)	12/13/2013	20,233	20,241	(25)

The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	First lien senior secured loan ($20,886 par due 3/2017)	9.00% (Libor + 7.50%/Q)	9/29/2006	20,886	20,469	(2)(25)
		First lien senior secured loan ($9,701 par due 3/2017)	9.00% (Libor + 7.50%/Q)	9/29/2006	9,701	9,507	(4)(25)
		Preferred stock (10,663 shares)		9/29/2006	1,066	2,282	(2)
		Common stock (15,393 shares)		9/29/2006	3	5	(2)

					31,656	32,263

					64,325	65,034		1.33%

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Commercial Real Estate Finance
10th Street, LLC(6)	Real estate holding company	Senior subordinated loan ($26,250 par due 11/2014)	8.93% Cash, 4.07% PIK	4/1/2010	26,250	26,250	(2)
		Member interest (10.00% interest)		4/1/2010	594	7,257
		Option (25,000 units)		4/1/2010	25	25

					26,869	33,532

American Commercial Coatings, Inc.	Real estate property	Commercial mortgage loan ($2,275 par due 12/2025)	8.75% (Libor + 7.50%/Q)	4/1/2010	664	1,500	(25)

Cleveland East Equity, LLC	Hotel operator	Real estate equity interests		4/1/2010	1,026	5,305

Commons R-3, LLC	Real estate developer	Real estate equity interests		4/1/2010	—	—

Crescent Hotels & Resorts, LLC and affiliates(7)	Hotel operator	Senior subordinated loan ($2,236 par due 9/2011)		4/1/2010	—	—	(2)(24)
		Senior subordinated loan ($2,092 par due 6/2017)		4/1/2010	—	—	(2)(24)
		Common equity interest		4/1/2010	—	—

					—	—

Hot Light Brands, Inc.(7)	Real estate holding company	First lien senior secured loan ($31,384 par due 2/2011)		4/1/2010	90	253	(2)(24)
		Common stock (93,500 shares)		4/1/2010	—	—	(2)

					90	253

NPH, Inc.	Hotel property	Real estate equity interests		4/1/2010	5,291	5,532

					33,940	46,122		0.94%

Oil and Gas
Geotrace Technologies, Inc.	Reservoir processing and development	Warrants to purchase up to 69,978 shares of common stock		4/1/2010	88	—	(2)
		Warrants to purchase up to 210,453 shares of preferred stock		4/1/2010	2,805	638	(2)

					2,893	638

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
UL Holding Co., LLC and Universal Lubricants, LLC(6)	Petroleum product manufacturer	Second lien senior secured loan ($10,093 par due 12/2014)		4/30/2012	9,519	7,260	(2)(24)
		Second lien senior secured loan ($42,812 par due 12/2014)		4/30/2012	40,097	30,795	(2)(24)
		Second lien senior secured loan ($4,994 par due 12/2014)		4/30/2012	4,668	3,592	(2)(24)
		Class A common units (151,236 units)		6/17/2011	1,512	—	(2)
		Class B-5 common units (599,200 units)		4/25/2008	5,472	—	(2)
		Class B-4 common units (50,000 units)		6/17/2011	500	—	(2)
		Class C common units (758,546 units)		4/25/2008	—	—	(2)

					61,768	41,647

					64,661	42,285		0.86%

Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	First lien senior secured loan ($34,000 par due 3/2019)	7.25% (Libor + 6.00%/M)	10/11/2007	34,000	34,000	(2)(13)(25)

CFW Co-Invest, L.P. and NCP Curves, L.P.	Health club franchisor	Limited partnership interest (4,152,165 shares)		7/31/2012	4,152	2,913	(2)
		Limited partnership interest (2,218,235 shares)		7/31/2012	2,218	1,556	(2)

					6,370	4,469

					40,370	38,469		0.78%

Telecommunications
American Broadband Communications, LLC, American Broadband Holding Company, and Cameron Holdings of NC, Inc.	Broadband communication services	Warrants to purchase up to 378 shares		11/7/2007	—	6,833
		Warrants to purchase up to 200 shares		9/1/2010	—	3,615

					0	10,448

EUNetworks Group Limited(8)	Broadband bandwidth infrastructure provider	First lien senior secured loan ($20,567 par due 5/2019)	7.50% (Libor + 6.50%/Q)	12/13/2013	21,192	21,185	(25)

Quantance, Inc.	Designer of semiconductor products to the mobile wireless market	First lien senior secured loan ($3,500 par due 9/2016)	10.25%	8/23/2013	3,402	3,465	(2)
		Warrant to purchase up to 130,432 shares of Series D preferred stock		8/23/2013	74	74	(2)

					3,476	3,539

Startec Equity, LLC(7)	Communication services	Member interest		4/1/2010	—	—

Wilcon Holdings LLC	Communications infrastructure provider	Class A common stock (2,000,000 shares)		12/13/2013	1,829	1,829

					26,497	37,001		0.75%

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Environmental Services
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	First lien senior secured loan ($1,500 par due 10/2016)	9.26%	3/28/2013	1,439	1,500	(2)
		Warrant to purchase 322,422 shares of Series D preferred stock		3/28/2013	—	6	(2)

					1,439	1,506

RE Community Holdings II, Inc.and Pegasus Community Energy, LLC.	Operator of municipal recycling facilities	Preferred stock (1,000 shares)		3/1/2011	8,839	532	(2)

Waste Pro USA, Inc	Waste management services	Preferred Class A common equity (611,615 shares)		11/9/2006	12,263	27,898	(2)

					22,541	29,936		0.61%

Food and Beverage
Apple & Eve, LLC and US Juice Partners, LLC(6)	Juice manufacturer	Senior units (50,000 units)		10/5/2007	5,000	5,205

Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated loan ($2,750 par due 6/2015)	17.50% PIK	2/6/2008	2,750	2,750	(2)
		Preferred stock (6,258 shares)		9/1/2006	2,567	2,260	(2)

					5,317	5,010

Distant Lands Trading Co.	Coffee manufacturer	Class A common stock (1,294 shares)		4/1/2010	980	—	(2)
		Class A-1 common stock (2,157 shares)		4/1/2010	—	—	(2)

					980	—

					11,297	10,215		0.21%

Wholesale Distribution
BECO Holding Company, Inc.	Wholesale distributor of first response fire protection equipment and related parts	Common stock (25,000 shares)		7/30/2010	2,500	3,103	(2)

					2,500	3,103		0.06%

					$7,537,403	$7,632,897		155.63%

(1)
Other than the Company's investments listed in footnote 7 below (subject to the limitations set forth therein), the Company does not "Control" any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "Investment Company Act"). In general, under the Investment Company Act, the Company would "Control" a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company's portfolio company investments, which as of December 31, 2013 represented 156% of the Company's net assets or 94% of the Company's total assets, are subject to legal restrictions on sales.

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

(6)
As defined in the Investment Company Act, the Company is deemed to be an "Affiliated Person" of a portfolio company because it owns 5% or more of the portfolio company's outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2013 in which the issuer was an Affiliated company (but not a portfolio company that the Company ("Controls") are as follows:

Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
10th Street, LLC	$—	$—	$—	$3,361	$—	$—	$—	$—	$6,781
Apple & Eve, LLC and US Juice Partners, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$3,807
Campus Management Corp. and Campus Management Acquisition Corp	$—	$—	$—	$—	$—	$—	$—	$—	$(3,252)
Cast & Crew Payroll, LLC and Centerstage Co-Investors, L.L.C.	$—	$6,626	$30,000	$6,177	$—	$128	$154	$—	$3,042
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC	$—	$16,195	$—	$875	$395	$1,047	$10	$—	$615
The Dwyer Group	$—	$—	$—	$3,458	$—	$522	$—	$—	$4,166
ELC Acquisition Corp. and ELC Holdings Corporation	$—	$1,682	$—	$—	$—	$6,121	$—	$—	$(2,667)
Insight Pharmaceuticals Corporation	$—	$—	$—	$2,623	$—	$—	$—	$—	$(2,114)
Investor Group Services, LLC	$—	$—	$—	$—	$—	$176	$—	$142	$(78)
Multi-Ad Services, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$(283)
Pillar Processing LLC and PHL Holding Co.	$—	$3,527	$—	$—	$—	$—	$—	$46	$(707)
Soteria Imaging Services, LLC	$—	$2,049	$—	$—	$—	$—	$—	$(1,448)	$1,208
VSS-Tranzact Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$1,584
UL Holding Co., LLC	$—	$295	$—	$3,037	$—	$—	$49	$15	$(13,225)
(7)
As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" and "Control" this portfolio company because it owns more than 25% of the portfolio company's outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the year ended December 31, 2013 in which the issuer was both an Affiliated company and a portfolio company that the Company is deemed to Control are as follows:

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
AllBridge Financial, LLC	$—	$598	$—	$—	$—	$864	$—	$—	$2,503
AWTP, LLC	$—	$—	$10,333	$1,237	$—	$—	$269	$8,740	$(4,580)
Callidus Capital Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$(6)
Ciena Capital LLC	$—	$6,000	$—	$4,495	$—	$—	$—	$—	$(7,691)
Citipostal, Inc.	$4,000	$4,738	$—	$5,473	$—	$—	$(321)	$—	$(13,787)
Crescent Hotels & Resorts, LLC and affiliates	$—	$—	$—	$—	$—	$—	$—	$194	$—
HCI Equity, LLC	$—	$340	$—	$—	$—	$—	$—	$—	$227
HCP Acquisition Holdings, LLC	$6,696	$—	$3,559	$—	$—	$—	$—	$(809)	$(3,137)
Hot Light Brands, Inc.	$—	$1,573	$—	$—	$—	$—	$—	$—	$698
Ivy Hill Asset Management, L.P.	$—	$—	$—	$—	$—	$72,407	$—	$—	$(13,904)
MVL Group, Inc.	$—	$5,176	$—	$11	$—	$—	$—	$—	$1,525
Orion Foods, LLC	$2,700	$6,712	$—	$4,285	$—	$—	$808	$—	$7,669
Senior Secured Loan Fund LLC*	$652,458	$145,153	$—	$224,867	$43,119	$—	$23,491	$7,082	$421
The Thymes, LLC	$—	$—	$—	$—	$—	$410	$—	$—	$3,460

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

(12)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 6.00% on $12 million aggregate principal amount of a "first out" tranche of the portfolio company's senior term debt previously syndicated by the Company into "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(13)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.00% on $17 million aggregate principal amount of a "first out" tranche of the portfolio company's senior term debt previously syndicated by the Company into "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(14)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.25% on $60 million aggregate principal amount of a "first out" tranche of the portfolio company's senior term debt previously syndicated by the Company into "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(15)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.13% on $18 million aggregate principal amount of a "first out" tranche of the portfolio company's senior term debt previously syndicated by the Company into "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(16)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $97 million aggregate principal amount of a "first out" tranche of the portfolio company's senior term debt previously syndicated by the Company into "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(17)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.13% on $55 million aggregate principal amount of a "first out" tranche of the portfolio company's senior term debt previously syndicated by the Company into "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(18)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.00% on $27 million aggregate principal amount of a "first out" tranche of the portfolio company's first lien senior secured loans, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(19)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.75% on $25 million aggregate principal amount of a "first out" tranche of the portfolio company's first lien senior secured loans, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(20)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.00% on $23 million aggregate principal amount of a "first out" tranche of the portfolio company's first lien senior secured loans, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(21)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 0.75% on $45 million aggregate principal amount of a "first out" tranche of the portfolio company's first lien senior secured loans, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(22)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.75% on $36 million aggregate principal amount of a "first out" tranche of the portfolio company's first lien senior secured loans, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(23)
The Company is entitled to receive a fixed fee upon the occurrence of certain events as defined in the credit agreement governing the Company's debt investment in the portfolio company. The fair value of such fee is included in the fair value of the debt investment.

(24)
Loan was on non-accrual status as of December 31, 2013.

(25)
Loan includes interest rate floor feature.

(26)
In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SSLP's loan portfolio, which may result in a return to the Company greater than the contractual stated interest rate.

(27)
As of December 31, 2013, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 6 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

(28)
As of December 31, 2013, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 6 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

(29)
As of December 31, 2013, no amounts were funded by the Company under this letter of credit facility; however, there were letters of credit issued and outstanding through a financial intermediary under the letter of credit facility. See Note 6 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

 ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2012
(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
AGILE Fund I, LLC(9)	Investment partnership	Member interest (0.50% interest)		4/1/2010	$124	$29	(2)

CIC Flex, LP(9)	Investment partnership	Limited partnership units (0.94 unit)		9/7/2007	2,302	3,570	(2)

Covestia Capital Partners, LP(9)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	1,059	1,135	(2)

Dynamic India Fund IV, LLC(9)	Investment company	Member interest (5.44% interest)		4/1/2010	4,822	3,104

HCI Equity, LLC(7)(8)(9)	Investment company	Member interest (100.00% interest)		4/1/2010	452	447

Imperial Capital Private Opportunities, LP(9)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	6,051	8,341	(2)

Partnership Capital Growth Fund I, L.P.(9)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	1,596	4,197	(2)

Partnership Capital Growth Fund III, L.P.(9)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	1,964	1,819	(2)

Piper Jaffray Merchant Banking Fund I, L.P.(9)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	286	259	(2)

Senior Secured Loan Fund LLC(7)(10)	Co-investment vehicle	Subordinated certificates ($1,244,969 par due 12/2022)	8.31% (Libor + 8.00%/Q)(21)	10/30/2009	1,237,887	1,263,644
		Membership interest (87.50% interest)		10/30/2009	—	—

					1,237,887	1,263,644

VSC Investors LLC(9)	Investment company	Membership interest (1.95% interest)		1/24/2008	387	854	(2)

					1,256,930	1,287,399		32.28%

Healthcare—Services
California Forensic Medical Group, Incorporated	Correctional facility healthcare operator	First lien senior secured revolving loan ($2,000 par due 11/2018)	10.25% (Base Rate + 7.00%/Q)	11/16/2012	2,000	2,000	(2)(20)(23)
		First lien senior secured loan ($54,182 par due 11/2018)	9.25% (Libor + 8.00%/Q)	11/16/2012	54,182	54,182	(2)(20)

					56,182	56,182

CCS Group Holdings, LLC	Correctional facility healthcare operator	Class A units (601,937 units)		8/19/2010	602	1,205	(2)

CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings LLC(6)	Healthcare analysis services	First lien senior secured loan ($7,565 par due 3/2017)	7.75% (Libor + 6.50%/Q)	3/15/2011	7,565	7,263	(2)(20)
		First lien senior secured loan ($7,172 par due 3/2017)	7.75% (Libor + 6.50%/Q)	3/15/2011	7,172	6,885	(3)(20)
		Class A common stock (9,679 shares)		6/15/2007	4,000	4,772	(2)
		Class C common stock (1,546 shares)		6/15/2007	—	1,316	(2)

					18,737	20,236

INC Research, Inc.	Pharmaceutical and biotechnology consulting services	Common stock (1,410,000 shares)		9/27/2010	1,512	929	(2)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Intermedix Corporation	Revenue cycle management provider to the emergency healthcare industry	Second lien senior secured loan ($112,000 par due 6/2019)	10.25% (Libor + 9.00%/Q)	12/27/2012	112,000	112,000	(2)(20)

Magnacare Holdings, Inc., Magnacare Administrative Services, LLC, and Magnacare, LLC	Healthcare professional provider	First lien senior secured loan ($15,298 par due 3/2018)	9.75% (Libor + 8.75%/Q)	9/15/2010	15,298	15,298	(2)(20)
		First lien senior secured loan ($42,846 par due 3/2018)	9.75% (Libor + 8.75%/Q)	9/15/2010	42,846	42,846	(3)(20)
		First lien senior secured loan ($4,869 par due 3/2018)	9.75% (Libor + 8.75%/Q)	9/15/2010	4,869	4,869	(4)(20)
		First lien senior secured loan ($55,307 par due 3/2018)	9.75% (Libor + 8.75%/Q)	3/16/2012	55,307	55,307	(2)(20)
		First lien senior secured loan ($15,579 par due 3/2018)	9.75% (Libor + 8.75%/Q)	3/16/2012	15,579	15,579	(3)(20)

					133,899	133,899

MW Dental Holding Corp.	Dental services	First lien senior secured revolving loan ($3,000 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	3,000	3,000	(2)(20)
		First lien senior secured loan ($55,034 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	55,034	55,034	(2)(20)
		First lien senior secured loan ($49,253 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	49,253	49,253	(3)(20)
		First lien senior secured loan ($9,900 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	9,900	9,900	(4)(20)

					117,187	117,187

Napa Management Services Corporation	Anesthesia management services provider	First lien senior secured revolving loan ($5,250 par due 4/2016)	7.50% (Libor + 6.00%/M)	4/15/2011	5,250	5,250	(2)(20)
		First lien senior secured loan ($9,062 par due 4/2016)	7.50% (Libor + 6.00%/Q)	4/15/2011	8,984	9,062	(2)(20)
		First lien senior secured loan ($28,125 par due 4/2016)	7.50% (Libor + 6.00%/Q)	4/15/2011	28,125	28,125	(3)(20)
		Common units (5,000 units)		4/15/2011	5,000	6,169	(2)

					47,359	48,606

Netsmart Technologies, Inc. and NS Holdings, Inc.	Healthcare technology provider	First lien senior secured loan ($40,095 par due 12/2017)	7.25% (Libor + 6.00%/Q)	12/18/2012	40,095	40,095	(2)(17)(20)
		Common stock (2,500,000 shares)		6/21/2010	2,500	2,611	(2)

					42,595	42,706

OnCURE Medical Corp.	Radiation oncology care provider	Common stock (857,143 shares)		8/18/2006	3,000	—	(2)

Passport Health Communications, Inc., Passport Holding Corp. and Prism Holding Corp.	Healthcare technology provider	Series A preferred stock (1,594,457 shares)		7/30/2008	11,156	11,448	(2)
		Common stock (16,106 shares)		7/30/2008	100	—	(2)

					11,256	11,448

PG Mergersub, Inc. and PGA Holdings, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Second lien senior secured loan ($45,000 par due 10/2018)	8.25% (Libor + 7.00%/Q)	4/19/2012	45,000	45,000	(2)(20)
		Preferred stock (333 shares)		3/12/2008	125	14	(2)
		Common stock (16,667 shares)		3/12/2008	167	697	(2)

					45,292	45,711

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
RCHP, Inc.	Operator of general acute care hospitals	Second lien senior secured loan ($15,000 par due 5/2019)	11.50% (Libor + 10.00%/S)	11/4/2011	15,000	15,000	(2)(20)
		Second lien senior secured loan ($50,000 par due 5/2019)	11.50% (Libor + 10.00%/S)	11/4/2011	50,000	50,000	(3)(20)

					65,000	65,000

Reed Group, Ltd.	Medical disability management services provider	Equity interests		4/1/2010	—	435	(2)

Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	First lien senior secured loan ($6,000 par due 7/2015)	11.00%	6/28/2012	5,968	6,000	(2)
		Warrants to purchase up to 99,094 shares of Series C preferred stock		6/28/2012	38	29	(2)

					6,006	6,029

Sage Products Holdings III, LLC	Patient infection control and preventive care solutions provider	Second lien senior secured loan ($75,000 par due 6/2020)	9.25% (Libor + 8.00%/Q)	12/13/2012	75,000	75,000	(2)(20)

Soteria Imaging Services, LLC(6)	Outpatient medical imaging provider	Second lien senior secured loan ($2,521 par due 11/2010)		4/1/2010	2,050	843	(2)(19)
		Preferred member units (1,823,179 units)		4/1/2010	—	—

					2,050	843

SurgiQuest, Inc.	Medical device manufacturer	First lien senior secured loan ($7,000 par due 10/2016)	10.00%	9/28/2012	6,801	7,000	(2)
		Warrants to purchase up to 54,672 shares of Series D-4 convertible preferred stock		9/28/2012	—	—	(2)

					6,801	7,000

U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	First lien senior secured loan ($15,000 par due 12/2018)	6.50% (Libor + 5.50%/Q)	12/27/2012	15,000	15,000	(2)(20)

Vantage Oncology, Inc.	Radiation oncology care provider	Common stock (62,157 shares)		2/3/2011	4,670	2,616	(2)

					764,148	762,032		19.11%

Education
American Academy Holdings, LLC	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	First lien senior secured loan ($541 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	541	541	(2)(20)
		First lien senior secured loan ($10,357 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	10,357	10,357	(2)(20)
		First lien senior secured loan ($60,904 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	60,904	60,904	(3)(20)
		First lien senior secured loan ($4,782 par due 3/2016)	9.50% (Libor + 8.50%/Q)	3/18/2011	4,782	4,782	(4)(20)

					76,584	76,584

Campus Management Corp. and Campus Management Acquisition Corp.(6)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10,520	6,589	(2)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Community Education Centers, Inc.	Offender re-entry and in-prison treatment services provider	First lien senior secured loan ($15,000 par due 12/2014)	6.25% (Libor + 5.25%/Q)	12/10/2010	15,000	15,000	(2)(15)(20)
		First lien senior secured loan ($714 par due 12/2014)	7.50% (Base Rate + 4.25%/Q)	12/10/2010	714	714	(2)(15)(20)
		Second lien senior secured loan ($33,150 par due 12/2015)	15.33% (Libor + 8.50% Cash, 6.50% PIK/Q)	12/10/2010	33,150	29,837	(2)
		Second lien senior secured loan ($9,978 par due 12/2015)	15.31% (Libor + 8.50% Cash, 6.50% PIK/Q)	12/10/2010	9,978	8,980	(2)
		Warrants to purchase up to 654,618 shares		12/13/2010	—	—	(2)

					58,842	54,531

eInstruction Corporation	Developer, manufacturer and retailer of educational products	Second lien senior secured loan ($17,000 par due 7/2014)		4/1/2010	15,257	—	(2)(19)
		Senior subordinated loan ($31,997 par due 1/2015)		4/1/2010	24,151	—	(2)(19)
		Common stock (2,406 shares)		4/1/2010	926	—	(2)

					40,334	—

ELC Acquisition Corp., ELC Holdings Corporation, and Excelligence Learning Corporation(6)	Developer, manufacturer and retailer of educational products	Preferred stock (99,492 shares)	12.00% PIK	8/1/2011	10,492	11,766	(2)
		Common stock (50,800 shares)		8/1/2011	51	2,789	(2)

					10,543	14,555

Infilaw Holding, LLC	Operator of three for-profit law schools	First lien senior secured revolving loan	—	8/25/2011	—	—	(22)
		First lien senior secured loan ($1 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	1	1	(2)(20)
		First lien senior secured loan ($19,157 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	19,157	19,157	(3)(20)
		Series A preferred units (124,890 units)	9.50% (Libor + 8.50%/Q)	8/25/2011	124,890	124,890	(2)(20)
		Series B preferred stock (3.91 units)		10/19/2012	9,245	9,524	(2)

					153,293	153,572

Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	Series B preferred stock (1,750,000 shares)		8/5/2010	5,000	7,143	(2)
		Series C preferred stock (2,512,586 shares)		6/7/2010	689	159	(2)
		Common stock (20 shares)		6/7/2010	—	—	(2)

					5,689	7,302

Lakeland Tours, LLC	Educational travel provider	First lien senior secured revolving loan	—	10/4/2011	—	—	(22)
		First lien senior secured loan ($58,826 par due 12/2016)	9.25% (Libor + 8.25%/Q)	10/4/2011	58,670	58,826	(14)(20)
		First lien senior secured loan ($1,793 par due 12/2016)	5.25% (Libor + 4.25%/Q)	10/4/2011	1,789	1,793	(2)(20)
		First lien senior secured loan ($40,362 par due 12/2016)	9.25% (Libor + 8.25%/Q)	10/4/2011	40,255	40,362	(3)(14)(20)
		First lien senior secured loan ($8,967 par due 12/2016)	5.25% (Libor + 4.25%/Q)	10/4/2011	8,943	8,967	(3)(20)
		Common stock (5,000 shares)		10/4/2011	5,000	4,555	(2)

					114,657	114,503

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
R3 Education, Inc. and EIC Acquisitions Corp.	Medical school operator	Preferred stock (8,800 shares)		7/30/2008	2,200	1,936	(2)
		Common membership interest (26.27% interest)		9/21/2007	15,800	29,829	(2)
		Warrants to purchase up to 27,890 shares		12/8/2009	—	—	(2)

					18,000	31,765

					488,462	459,401		11.52%

Financial Services
AllBridge Financial, LLC(7)	Asset management services	Equity interests		4/1/2010	5,675	7,814

Callidus Capital Corporation(7)	Asset management services	Common stock (100 shares)		4/1/2010	3,000	1,718

Ciena Capital LLC(7)	Real estate and small business loan servicer	First lien senior secured revolving loan ($14,000 par due 12/2014)	6.00%	11/29/2010	14,000	14,000	(2)
		First lien senior secured loan ($32,000 par due 12/2016)	12.00%	11/29/2010	32,000	32,000	(2)
		Equity interests		11/29/2010	53,374	18,616	(2)

					99,374	64,616

Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28,000 par due 5/2018)	12.75%	5/10/2012	28,000	28,000	(2)

Cook Inlet Alternative Risk, LLC	Risk management services	Senior subordinated loan ($2,750 par due 9/2015)	9.00%	9/30/2011	2,750	2,750	(2)

Financial Pacific Company	Commercial finance leasing	Preferred stock (6,500 shares)	8.00% PIK	10/13/2010	3,733	13,687
		Common stock (650,000 shares)		10/13/2010	—	—

					3,733	13,687

Gordian Acquisition Corporation	Financial services firm	Common stock (526 shares)		11/30/2012	—	—

Imperial Capital Group LLC	Investment services	Class A common units (7,710 units)		5/10/2007	14,997	18,954	(2)
		2006 Class B common units (2,526 units)		5/10/2007	3	4	(2)
		2007 Class B common units (315 units)		5/10/2007	—	1	(2)

					15,000	18,959

Ivy Hill Asset Management, L.P.(7)(9)	Asset management services	Member interest (100.00% interest)		6/15/2009	170,961	294,258

					328,493	431,802		10.83%

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Restaurants and Food Services
ADF Capital, Inc. & ADF Restaurant Group, LLC	Restaurant owner and operator	First lien senior secured revolving loan ($1,468 par due 11/2013)	6.50% (Libor + 3.50%/Q)	11/27/2006	1,468	1,468	(2)(20)
		First lien senior secured revolving loan ($200 par due 11/2013)	6.50% (Base Rate + 2.50%/Q)	11/27/2006	200	200	(2)(20)
		First lien senior secured loan ($9,200 par due 11/2014)	12.50% (Libor + 9.50%/Q)	11/27/2006	9,200	9,200	(2)(20)
		First lien senior secured loan ($11,034 par due 11/2014)	12.50% (Libor + 9.50%/Q)	11/27/2006	11,037	11,034	(3)(20)
		Promissory note ($14,897,360 par due 11/2016)	12.00% PIK	11/27/2006	16,001	18,719	(2)
		Warrants to purchase up to 0.61 shares		6/1/2006	—	5,496	(2)

					37,906	46,117

Benihana, Inc.	Restaurant owner and operator	First lien senior secured revolving loan ($431 par due 8/2017)	9.25% (Libor + 8.00%/M)	8/21/2012	431	431	(2)(20)
		First lien senior secured loan ($21,769 par due 2/2018)	9.25% (Libor + 8.00%/Q)	8/21/2012	21,769	21,769	(2)(20)
		First lien senior secured loan ($10,000 par due 2/2018)	9.25% (Libor + 8.00%/Q)	8/21/2012	10,000	10,000	(4)(20)

					32,200	32,200

Hojeij Branded Foods, Inc.	Airport restaurant operator	First lien senior secured revolving loan ($1,900 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	1,900	1,900	(2)(20)(23)
		First lien senior secured loan ($22,600 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	22,025	22,600	(2)(20)
		Warrants to purchase up to 7.5% of membership interest		2/15/2012	—	132	(2)
		Warrants to purchase up to 324 shares of Class A common stock		2/15/2012	669	1,899	(2)

					24,594	26,531

Orion Foods, LLC (fka Hot Stuff Foods, LLC)(7)	Convenience food service retailer	First lien senior secured revolving loan ($7,800 par due 9/2014)	10.75% (Base Rate + 7.50%/M)	4/1/2010	7,800	7,800	(2)(20)
		First lien senior secured loan ($33,477 par due 9/2014)	10.00% (Libor + 8.50%/Q)	4/1/2010	33,477	33,477	(3)(20)
		Second lien senior secured loan ($37,552 par due 9/2014)		4/1/2010	23,695	17,807	(2)(19)
		Preferred units (10,000 units)		10/28/2010	—	—	(2)
		Class A common units (25,001 units)		4/1/2010	—	—	(2)
		Class B common units (1,122,452 units)		4/1/2010	—	—	(2)

					64,972	59,084

OTG Management, LLC	Airport restaurant operator	First lien senior secured loan ($25,000 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	25,000	25,000	(2)(20)
		Common units (3,000,000 units)		1/5/2011	3,000	2,042	(2)
		Warrants to purchase up to 7.73% of common units		6/19/2008	100	4,334	(2)

					28,100	31,376

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Performance Food Group, Inc. and Wellspring Distribution Corp.	Food service distributor	Second lien senior secured loan ($50,000 par due 5/2015)	11.00%	5/30/2012	50,000	50,000	(2)
		Second lien senior secured loan ($50,250 par due 5/2015)	11.00%	5/23/2008	49,529	50,250	(2)
		Second lien senior secured loan ($50,000 par due 5/2015)	11.00%	5/23/2008	49,705	50,000	(3)
		Class A non-voting common stock (1,366,120 shares)		5/3/2008	7,500	6,732	(2)

					156,734	156,982

Restaurant Holding Company, LLC	Fast food restaurant operator	First lien senior secured loan ($61,333 par due 2/2017)	9.00% (Libor + 7.50%/M)	2/17/2012	60,280	61,333	(3)(20)
		First lien senior secured loan ($9,436 par due 2/2017)	9.00% (Libor + 7.50%/M)	2/17/2012	9,272	9,436	(4)(20)

					69,552	70,769

S.B. Restaurant Company	Restaurant owner and operator	Preferred stock (46,690 shares)		4/1/2010	—	—	(2)
		Warrants to purchase up to 257,429 shares of common stock		4/1/2010	—	—	(2)

					—	—

					414,058	423,059		10.61%

Services—Other
Capital Investments and Ventures Corp.	SCUBA diver training and certification provider	First lien senior secured loan ($64,837 par due 8/2018)	8.50% (Libor + 7.25%/Q)	8/9/2012	64,837	64,837	(2)(20)
		First lien senior secured loan ($9,975 par due 8/2018)	8.50% (Libor + 7.25%/Q)	8/9/2012	9,975	9,975	(4)(20)

					74,812	74,812

Competitor Group, Inc. and Calera XVI, LLC	Endurance sports media and event operator	First lien senior secured revolving loan ($2,850 par due 11/2018)	10.00% (Base Rate + 6.75%/Q)	11/30/2012	2,850	2,850	(2)(20)
		First lien senior secured revolving loan ($900 par due 11/2018)	9.00% (Libor + 7.75%/Q)	11/30/2012	900	900	(2)(20)
		First lien senior secured loan ($54,500 par due 11/2018)	9.00% (Libor + 7.75%/Q)	11/30/2012	54,500	54,500	(2)(20)
		Membership units (2,500,000 units)		11/30/2012	2,500	2,500	(2)(9)

					60,750	60,750

Massage Envy, LLC	Franchiser in the massage industry	First lien senior secured loan ($80,494 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	80,494	80,494	(2)(20)
		Common stock (3,000,000 shares)		9/27/2012	3,000	3,000	(2)

					83,494	83,494

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
McKenzie Sports Products, LLC	Designer, manufacturer and distributor of taxidermy forms and supplies	First lien senior secured loan ($11,833 par due 3/2017)	7.00% (Libor + 5.50%/M)	3/30/2012	11,833	11,833	(2)(20)
		First lien senior secured loan ($28 par due 3/2017)	7.75% (Base Rate + 4.50%/M)	3/30/2012	28	28	(2)(20)
		First lien senior secured loan ($9,902 par due 3/2017)	7.00% (Libor + 5.50%/M)	3/30/2012	9,902	9,902	(4)(20)
		First lien senior secured loan ($23 par due 3/2017)	7.75% (Base Rate + 4.50%/M)	3/30/2012	23	23	(4)(20)

					21,786	21,786

The Dwyer Group(6)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($25,400 par due 6/2018)	12.00% Cash, 1.50% PIK	12/22/2010	25,400	25,400	(2)
		Series A preferred units (13,292,377 units)	8.00% PIK	12/22/2010	6,337	13,962	(2)

					31,737	39,362

Wash Multifamily Laundry Systems, LLC (fka Web Services Company, LLC)	Laundry service and equipment provider	First lien senior secured loan ($27,172 par due 8/2014)	7.00% (Base Rate + 3.75%/Q)	6/26/2012	27,091	27,172	(2)(20)
		Second lien senior secured loan ($40,000 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	40,000	40,000	(2)(20)
		Second lien senior secured loan ($50,000 par due 8/2015)	10.88% (Libor + 9.38%/Q)	1/25/2011	50,000	50,000	(3)(20)

					117,091	117,172

					389,670	397,376		9.96%

Business Services
Access CIG, LLC	Records and information management services provider	First lien senior secured loan ($1,000 par due 10/2017)	7.00% (Libor + 5.75%/Q)	10/5/2012	1,000	1,000	(2)(20)

Cast & Crew Payroll, LLC and Centerstage Co-Investors, L.L.C.(6)	Payroll and accounting services provider to the entertainment industry	First lien senior secured loan ($100,000 par due 12/2017)	7.50% (Libor + 6.50%/Q)	12/24/2012	100,000	100,000	(2)(20)
		Class A membership units (2,500,000 units)		12/24/2012	2,500	2,500	(2)
		Class B membership units (2,500,000 units)		12/24/2012	2,500	2,500	(2)

					105,000	105,000

CIBT Investment Holdings, LLC	Expedited travel document processing services	Class A shares (2,500 shares)		12/15/2011	2,500	3,543	(2)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
CitiPostal Inc.(7)	Document storage and management services	First lien senior secured revolving loan ($1,000 par due 12/2013)	6.75% (Base Rate + 3.25%/Q)	4/1/2010	1,000	1,000	(2)(20)
		First lien senior secured loan ($523 par due 12/2013)	8.50% Cash, 5.50% PIK	4/1/2010	523	523	(2)
		First lien senior secured loan ($53,561 par due 12/2013)	8.50% Cash, 5.50% PIK	4/1/2010	53,561	53,561	(3)
		Senior subordinated loan ($17,224 par due 12/2015)		4/1/2010	13,038	1,556	(2)(19)
		Common stock (37,024 shares)		4/1/2010	—	—

					68,122	56,640

Command Alkon, Inc.	Software solutions provider to the ready-mix concrete industry	Second lien senior secured loan ($39,130 par due 3/2018)	9.75% (Libor + 8.50%/Q)	9/28/2012	39,130	39,130	(2)(20)

Cornerstone Records Management, LLC	Physical records storage and management service provider	First lien senior secured loan ($18,460 par due 8/2016)	10.50% (Libor + 9.00%/Q)	8/12/2011	18,460	17,722	(2)(20)

HCP Acquisition Holdings, LLC(7)	Healthcare compliance advisory services	Class A units (12,287,082 units)		6/26/2008	12,347	—	(2)

IfByPhone Inc.	Voice-based marketing automation software provider	First lien senior secured loan ($2,000 par due 11/2015)	11.00%	10/15/2012	1,917	2,000	(2)
		First lien senior secured loan ($1,000 par due 1/2016)	11.00%	10/15/2012	1,000	1,000	(2)
		Warrant to purchase up to 124,300 shares of Series C preferred stock		10/15/2012	88	88	(2)

					3,005	3,088

Impact Innovations Group, LLC	IT consulting and outsourcing services	Member interest (50.00% interest)		4/1/2010	—	200

Investor Group Services, LLC(6)	Business consulting for private equity and corporate clients	Limited liability company membership interest (10.00% interest)		6/22/2006	—	711

Itel Laboratories, Inc.	Data services provider for building materials to property insurance industry	First lien senior secured loan ($12,263 par due 6/2018)	6.25% (Libor + 5.00%/Q)	6/29/2012	12,263	12,263	(2)(20)
		Preferred units (1,798,391 units)		6/29/2012	1,000	1,093	(2)

					13,263	13,356

Multi-Ad Services, Inc.(6)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	788	2,037
		Common units (1,725,280 units)		4/1/2010	—	—

					788	2,037

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
MVL Group, Inc.(7)	Marketing research provider	First lien senior secured revolving loan ($806 par due 6/2012)	4.94% (Libor + 4.50%/Q)	6/28/2012	806	806	(2)
		Senior subordinated loan ($36,766 par due 7/2012)		4/1/2010	34,636	5,330	(2)(19)
		Junior subordinated loan ($185 par due 7/2012)		4/1/2010	—	—	(2)(19)
		Common stock (560,716 shares)		4/1/2010	—	—	(2)

					35,442	6,136

Performant Financial Corporation	Collections services	Common stock (772,130 shares)		4/1/2010	1,191	7,799	(2)
		Common stock (207,912 shares)		2/5/2005	241	2,100	(2)

					1,432	9,899

Pillar Processing LLC and PHL Holding Co.(6)	Mortgage services	First lien senior secured loan ($7,033 par due 11/2018)		7/31/2008	6,709	7,033	(2)(19)
		First lien senior secured loan ($7,375 par due 5/2019)		11/20/2007	6,661	522	(2)(19)
		Class A common stock (576 shares)		7/31/2012	3,768	—	(2)

					17,138	7,555

Powersport Auctioneer Holdings, LLC	Powersport vehicle auction operator	Common units (1,972 units)		3/2/2012	1,000	736	(2)

Prommis Holdings, LLC	Bankruptcy and foreclosure processing services	Class B common units (1,727 units)		6/12/2012	—	—	(2)

Promo Works, LLC	Marketing services	First lien senior secured loan ($8,655 par due 12/2013)		4/1/2010	3,249	2,042	(2)(19)

R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	137	(2)

Strident Holding, Inc.	Recovery audit services provider to commercial and governmental healthcare payors	First lien senior secured loan ($7,935 par due 7/2018)	6.50% (Libor + 5.25%/Q)	7/26/2012	7,935	7,935	(2)(20)
		First lien senior secured loan ($9,975 par due 7/2018)	6.50% (Libor + 5.25%/Q)	7/26/2012	9,975	9,975	(4)(20)

					17,910	17,910

Summit Business Media Parent Holding Company LLC	Business media consulting services	Limited liability company membership interest (45.98% interest)		5/20/2011	—	873	(2)

TOA Technologies, Inc.	Cloud based, mobile workforce management applications provider	First lien senior secured loan ($13,000 par due 10/2016)	10.25%	10/31/2012	12,415	12,480	(2)
		Warrant to purchase up to 2,509,770 shares of Series D preferred stock		10/31/2012	605	617	(2)

					13,020	13,097

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Tradesmen International, Inc.	Construction labor support	Warrants to purchase up to 771,036 shares		4/1/2010	—	10,150

Tripwire, Inc.	IT security software provider	First lien senior secured loan ($50,000 par due 5/2018)	6.00% (Libor + 4.75%/Q)	5/23/2011	50,000	50,000	(3)(20)
		First lien senior secured loan ($10,000 par due 5/2018)	6.00% (Libor + 4.75%/Q)	5/23/2011	10,000	10,000	(4)(20)
		Class A common stock (2,970 shares)		5/23/2011	2,970	6,941	(2)
		Class B common stock (2,655,638 shares)		5/23/2011	30	70	(2)

					63,000	67,011

Venturehouse-Cibernet Investors, LLC	Financial settlement services for intercarrier wireless roaming	Equity interest		4/1/2010	—	—	(2)

VSS-Tranzact Holdings, LLC(6)	Management consulting services	Common membership interest (5.98% interest)		10/26/2007	10,204	3,652

					426,260	381,625		9.57%

Containers—Packaging
ICSH, Inc.	Industrial container manufacturer, reconditioner and servicer	First lien senior secured revolving loan	—	8/31/2011	—	—	(22)
		First lien senior secured loan ($22,569 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	22,569	22,569	(2)(20)
		First lien senior secured loan ($3,750 par due 8/2016)	9.25% (Base Rate + 6.00%/Q)	8/31/2011	3,750	3,750	(2)(20)
		First lien senior secured loan ($24,217 par due 8/2016)	8.04% (Libor + 7.00%/Q)	8/31/2011	24,217	24,217	(2)(20)
		First lien senior secured loan ($67,961 par due 8/2016)	8.04% (Libor + 7.00%/Q)	8/31/2011	67,961	67,961	(3)(20)
		First lien senior secured loan ($353 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	353	353	(3)(20)
		First lien senior secured loan ($14,795 par due 8/2016)	8.04% (Libor + 7.00%/Q)	8/31/2011	14,795	14,795	(4)(20)
		First lien senior secured loan ($77 par due 8/2016)	8.00% (Libor + 7.00%/Q)	8/31/2011	77	77	(4)(20)

					133,722	133,722

Microstar Logistics LLC, Microstar Global Asset Management LLC and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($165,000 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	165,000	165,000	(2)(20)
		Common Stock (50,000 shares)		12/14/2012	5,000	5,000	(2)

					170,000	170,000

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Pregis Corporation, Pregis Intellipack Corp. and Pregis Innovative Packaging Inc.	Provider of highly-customized, tailored protective packaging solutions	First lien senior secured loan ($3 par due 3/2017)	8.50% (Base Rate + 5.25%/Q)	4/25/2012	3	3	(2)(20)
		First lien senior secured loan ($992 par due 3/2017)	7.75% (Libor + 6.25%/Q)	4/25/2012	992	992	(2)(20)

					995	995

					304,717	304,717		7.64%

Consumer Products—Non-durable
Gilchrist & Soames, Inc.	Personal care manufacturer	First lien senior secured revolving loan ($9,200 par due 10/2013)	6.25% (Libor + 5.00%/M)	4/1/2010	9,200	9,200	(2)(20)
		First lien senior secured loan ($21,941 par due 10/2013)	13.44%	4/1/2010	21,710	20,847	(2)

					30,910	30,047

Implus Footcare, LLC	Provider of footwear and other accessories	Preferred stock (455 shares)	6.00% PIK	10/31/2011	4,873	4,873	(2)
		Common stock (455 shares)		10/31/2011	455	196	(2)

					5,328	5,069

Insight Pharmaceuticals Corporation(6)	OTC drug products manufacturer	Second lien senior secured loan ($19,310 par due 8/2017)	13.25% (Libor + 11.75%/Q)	8/26/2011	19,136	19,310	(3)(20)
		Class A common stock (155,000 shares)		8/26/2011	6,035	8,277	(2)
		Class B common stock (155,000 shares)		8/26/2011	6,035	8,277	(2)

					31,206	35,864

Matrixx Initiatives, Inc. and Wonder Holdings Acquisition Corp.	Developer and marketer of over-the-counter healthcare products	First lien senior secured revolving loan ($9,500 par due 6/2016)	13.00% (Libor + 12.00%/M)	6/30/2011	9,500	8,550	(2)(20)
		First lien senior secured loan ($38,781 par due 6/2016)	13.00% (Libor + 12.00%/Q)	6/30/2011	38,581	34,903	(3)(20)
		Warrants to purchase up to 1,654,678 shares of common stock		7/27/2011	—	—	(2)
		Warrants to purchase up to 1,489 shares of preferred stock		7/27/2011	—	—	(2)

					48,081	43,453

Oak Parent, Inc.	Manufacturer of athletic apparel	First lien senior secured loan ($41,299 par due 4/2018)	8.00% (Libor + 7.00%/Q)	4/2/2012	41,125	41,299	(2)(20)
		First lien senior secured loan ($9,428 par due 4/2018)	8.00% (Libor + 7.00%/Q)	4/2/2012	9,388	9,428	(4)(20)

					50,513	50,727

PG-ACP Co-Invest, LLC	Supplier of medical uniforms, specialized medical footwear and accessories	Class A membership units (1,000,0000 units)		8/29/2012	1,000	1,293	(2)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
The Step2 Company, LLC	Toy manufacturer	Second lien senior secured loan ($27,000 par due 4/2015)	10.00%	4/1/2010	26,092	27,000	(2)
		Second lien senior secured loan ($32,814 par due 4/2015)	10.00% Cash, 6.00% PIK	4/1/2010	31,859	28,876	(2)
		Common units (1,116,879 units)		4/1/2010	24	94
		Warrants to purchase up to 3,157,895 units		4/1/2010	—	269

					57,975	56,239

The Thymes, LLC(7)	Cosmetic products manufacturer	Preferred units (6,283 units)	8.00% PIK	6/21/2007	5,631	5,244
		Common units (5,400 units)		6/21/2007	—	3,138

					5,631	8,382

Woodstream Corporation	Pet products manufacturer	First lien senior secured loan ($3,000 par due 8/2014)	6.50% (Libor + 5.00%/Q)	4/18/2012	3,000	3,000	(2)(20)
		First lien senior secured loan ($15,000 par due 8/2014)	6.50% (Libor + 5.00%/Q)	4/18/2012	15,000	15,000	(4)(20)
		Senior subordinated loan ($45,000 par due 2/2015)	12.00%	1/22/2010	41,637	45,000	(2)
		Common stock (4,254 shares)		1/22/2010	1,222	2,999	(2)

					60,859	65,999

					291,503	297,073		7.45%

Energy
Centinela Funding, LLC	Solar power generation facility developer and operator	First lien senior secured loan ($45,000 par due 11/2020)	10.00% (Libor + 8.75%/Q)	11/14/2012	45,000	45,000	(2)(20)

EquiPower Resources Holdings, LLC	Gas-fired power generation facilities operator	Second lien senior secured loan ($22,500 par due 6/2019)	10.00% (Libor + 8.50%/Q)	6/27/2012	22,073	22,500	(2)(20)

La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Second lien senior secured loan ($59,000 par due 8/2018)	10.25% (Libor + 8.75%/Q)	8/9/2011	57,908	56,640	(2)(20)

Panda Sherman Power, LLC	Developer and operator of a gas turbine power plant	First lien senior secured loan ($32,500 par due 9/2018)	9.00% (Libor + 7.50%/Q)	9/14/2012	32,500	32,500	(2)(20)

Panda Temple Power, LLC	Developer and operator of a gas turbine power plant	First lien senior secured loan ($60,000 par due 7/2018)	11.50% (Libor + 10.00%/Q)	7/17/2012	58,157	60,000	(2)(20)

					215,638	216,640		5.43%

Automotive Services
Driven Holdings, LLC	Automotive aftermarket car care franchisor	Preferred stock (247,500 units)		12/16/2011	2,475	2,688	(2)
		Common stock (25,000 units)		12/16/2011	25	137	(2)

					2,500	2,825

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Eckler Industries, Inc.	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($1,300 par due 7/2017)	8.25% (Base Rate + 5.00%/M)	7/12/2012	1,300	1,300	(2)(20)
		First lien senior secured loan ($52,071 par due 7/2017)	7.25% (Libor + 6.00%/M)	7/12/2012	52,071	52,071	(2)(20)
		Series A preferred stock (1,800 shares)		7/12/2012	1,800	1,871	(2)
		Common stock (20,000 shares)		7/12/2012	200	200	(2)

					55,371	55,442

EcoMotors, Inc.	Engine developer	First lien senior secured loan ($5,000 par due 7/2016)	10.13%	12/28/2012	4,850	5,000	(2)
		Warrant to purchase up to 321,888 shares of Series C Preferred Stock		12/28/2012	—	84	(2)

					4,850	5,084

Service King Paint & Body, LLC	Collision repair site operators	First lien senior secured loan ($122,850 par due 8/2017)	8.50% (Libor + 7.25%/Q)	8/20/2012	122,850	122,850	(2)(16)(20)
		First lien senior secured loan ($9,925 par due 8/2017)	5.50% (Libor + 4.25%/Q)	8/20/2012	9,925	9,925	(2)(20)
		Membership interest		8/20/2012	5,000	6,684	(2)

					137,775	139,459

					200,496	202,810		5.09%

Manufacturing
Cambrios Technologies Corporation	Nanotechnology-based solutions for electronic devices and computers	First lien senior secured loan ($4,848 par due 8/2015)	12.00%	8/7/2012	4,848	4,848	(2)
		Warrants to purchase up to 400,000 shares of Series D-4 convertible preferred stock		8/2/2012	—	8	(2)

					4,848	4,856

Component Hardware Group, Inc.	Commercial equipment	Second lien senior secured loan ($3,202 par due 12/2014)	7.00% Cash, 3.00% PIK	8/4/2010	3,202	3,202	(2)
		Senior subordinated loan ($11,142 par due 12/2014)	7.50% Cash, 5.00% PIK	4/1/2010	8,343	11,142	(2)
		Warrants to purchase up to 1,462,500 shares of common stock		8/4/2010	—	7,322	(2)

					11,545	21,666

MWI Holdings, Inc.	Provider of engineered springs, fasteners, and other precision components	First lien senior secured loan ($38,274 par due 6/2017)	10.00% (Libor + 8.00%/Q)	6/15/2011	38,274	38,274	(2)(20)

Lighting Science Group Corporation	Advanced lighting products	Letter of credit facility	—	9/20/2011	—	—	(24)
		First lien senior secured loan ($10,000 par due 6/2017)	10.00% (Libor + 8.00%/Q)	6/15/2011	10,000	10,000	(4)(20)

					48,274	48,274

NetShape Technologies, Inc.	Metal precision engineered components	First lien senior secured revolving loan ($415 par due 2/2013)	3.96% (Libor + 3.75%/M)	4/1/2010	415	373	(2)

Pelican Products, Inc.	Flashlights	First lien senior secured loan ($7,960 par due 7/2018)	7.00% (Libor + 5.50%/Q)	7/13/2012	7,960	7,960	(4)(20)
		Second lien senior secured loan ($32,000 par due 6/2019)	11.50% (Libor + 10.00%/Q)	7/13/2012	32,000	32,000	(2)(20)

					39,960	39,960

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Protective Industries, Inc. dba Caplugs	Plastic protection products	First lien senior secured revolving loan ($1,633 par due 5/2016)	5.75% (Libor + 4.25%/M)	5/23/2011	1,633	1,633	(2)(20)(23)
		First lien senior secured loan ($1,500 par due 5/2017)	5.75% (Libor + 4.25%/M)	11/30/2012	1,500	1,500	(2)(20)
		Senior subordinated loan ($695 par due 5/2018)	8.00% Cash, 7.25% PIK	5/23/2011	695	695	(2)
		Preferred stock (2,379,361 shares)		5/23/2011	2,307	4,644	(2)

					6,135	8,472

Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1,000	—	(2)

Sigma International Group, Inc.	Water treatment parts	Second lien senior secured loan ($4,195 par due 4/2014)	10.00% (Libor + 5.00% Cash, 5.00% PIK/Q)	7/8/2011	4,195	4,195	(2)(20)

SSH Environmental Industries, Inc. and SSH Non-Destructive Testing, Inc.	Magnetic sensors and supporting sensor products	First lien senior secured loan ($11,625 par due 12/2016)	9.00% (Libor + 7.50%/Q)	3/23/2012	11,424	11,625	(2)(20)

					127,796	139,421		3.50%

Aerospace and Defense
ILC Industries, LLC	Designer and manufacturer of protective cases and technically advanced lighting systems	First lien senior secured loan ($4,925 par due 7/2018)	7.50% (Libor + 6.00%/Q)	7/13/2012	4,838	4,925	(2)(20)
		First lien senior secured loan ($19,950 par due 7/2018)	7.50% (Libor + 6.00%/Q)	7/13/2012	19,574	19,950	(4)(20)

					24,412	24,875

PRV Aerospace, LLC	Aerospace precision components manufacturer	First lien senior secured loan ($1,136 par due 5/2018)	6.50% (Libor + 5.25%/Q)	5/15/2012	1,130	1,136	(2)(20)
		First lien senior secured loan ($8,460 par due 5/2018)	6.50% (Libor + 5.25%/Q)	5/15/2012	8,383	8,460	(4)(20)
		Second lien senior secured loan ($80,000 par due 5/2019)	10.50% (Libor + 9.25%/Q)	5/10/2012	80,000	80,000	(2)(20)

					89,513	89,596

Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	103	103	(2)
		Common stock (1,885,195 shares)		1/17/2008	2,291	2,346	(2)

					2,394	2,449

					116,319	116,920		2.93%

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Telecommunications
American Broadband Communications, LLC, American Broadband Holding Company, Cameron Holdings of NC, Inc., and Dialog Telecom LLC	Broadband communication services	First lien senior secured loan ($7,666 par due 9/2013)	7.50% (Libor + 5.50%/Q)	9/1/2010	7,666	7,666	(2)(20)
		First lien senior secured loan ($16,476 par due 12/2013)	12.00% (Libor + 11.50%/Q)	6/20/2011	16,476	16,476	(2)(20)
		Senior subordinated loan ($10,741 par due 11/2014)	12.00% Cash, 2.00% PIK	9/1/2010	10,741	10,312	(2)
		Senior subordinated loan ($34,104 par due 11/2014)	12.00% Cash, 2.00% PIK	11/7/2007	34,104	32,740	(3)
		Senior subordinated loan ($23,513 par due 11/2014)	10.00% Cash, 4.00% PIK	11/7/2007	23,513	22,574	(2)
		Warrants to purchase up to 378 shares		11/7/2007	—	2,533
		Warrants to purchase up to 200 shares		9/1/2010	—	1,340	(2)

					92,500	93,641

Startec Equity, LLC(7)	Communication services	Member interest		4/1/2010	—	—

					92,500	93,641		2.35%

Consumer Products—Durable
Bushnell Inc.	Sports optics manufacturer	Second lien senior secured loan ($48,825 par due 2/2016)	9.00% (Libor + 7.50%/Q)	4/1/2010	44,000	48,338	(2)(20)
		Second lien senior secured loan ($43,675 par due 2/2016)	9.50% (Libor + 8.00%/Q)	4/30/2012	43,675	43,675	(2)(20)

					87,675	92,013		2.31%

Oil and Gas
Geotrace Technologies, Inc.	Reservoir processing and development	Warrants to purchase up to 69,978 shares of common stock		4/1/2010	88	—	(2)
		Warrants to purchase up to 210,453 shares of preferred stock		4/1/2010	2,805	1,757	(2)

					2,893	1,757

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
UL Holding Co., LLC and Universal Lubricants, LLC(6)	Petroleum product manufacturer	Second lien senior secured loan ($4,935 par due 12/2014)	9.19% (Libor + 7.19% Cash, 2.00% PIK/Q)	4/30/2012	4,935	4,935	(2)
		Second lien senior secured loan ($25,413 par due 12/2014)	9.19% (Libor + 7.19% Cash, 2.00% PIK/Q)	4/30/2012	25,413	25,413	(3)
		Second lien senior secured loan ($4,920 par due 12/2014)	12.00% Cash, 2.00% PIK	4/30/2012	4,920	4,920	(2)
		Second lien senior secured loan ($5,078 par due 12/2014)	12.00% Cash, 3.00% PIK	4/30/2012	5,078	5,078	(2)
		Second lien senior secured loan ($18,614 par due 12/2014)	12.00% Cash, 2.00% PIK	4/30/2012	18,614	18,614	(3)
		Class A common units (151,236 units)		6/17/2011	1,512	57	(2)
		Class B-5 common units (599,200 units)		4/25/2008	5,472	226	(2)
		Class B-4 common units (50,000 units)		6/17/2011	500	19	(2)
		Class C common units (758,546 units)		4/25/2008	—	287	(2)

					66,444	59,549

					69,337	61,306		1.54%

Retail
Fulton Holdings Corp.	Airport retail operator	First lien senior secured loan ($40,000 par due 5/2016)	12.50%	5/28/2010	40,000	40,000	(3)(12)
		Common stock (19,672 shares)		5/28/2010	1,967	1,873

					41,967	41,873

Things Remembered Inc. and TRM Holdings Corporation	Personalized gifts retailer	First lien senior secured loan ($14,962 par due 5/2018)	8.00% (Libor + 6.50%/Q)	5/24/2012	14,962	14,962	(4)(20)

					56,929	56,835		1.43%

Printing, Publishing and Media
Batanga, Inc.	Independent digital media company	First lien senior secured loan ($5,500 par due 10/2016)	9.60%	10/31/2012	5,500	5,594	(2)(18)

Earthcolor Group, LLC	Printing management services	Limited liability company interests (9.30%)		5/18/2012	—	—

National Print Group, Inc.	Printing management services	First lien senior secured revolving loan ($913 par due 10/2013)	9.00% (Libor + 6.00%/Q)	3/2/2006	913	895	(2)(20)(23)
		First lien senior secured revolving loan ($1,038 par due 10/2013)	9.00% (Base Rate + 5.00%/M)	3/2/2006	1,038	1,017	(2)(20)
		First lien senior secured loan ($6,903 par due 10/2013)	10.00% (Libor + 9.00% Cash, 1.00% PIK/Q)	3/2/2006	6,631	6,834	(2)(20)
		First lien senior secured loan ($331 par due 10/2013)	10.00% (Base Rate + 9.00% Cash, 1.00% PIK/Q)	3/2/2006	318	327	(2)(20)
		Preferred stock (9,344 shares)		3/2/2006	2,000	—	(2)(20)

					10,900	9,073

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	First lien senior secured loan ($21,319 par due 3/2017)	9.00% (Libor + 7.50%/Q)	9/29/2006	21,319	21,319	(2)(20)
		First lien senior secured loan ($9,902 par due 3/2017)	9.00% (Libor + 7.50%/Q)	9/29/2006	9,902	9,902	(4)(20)
		Preferred stock (10,663 shares)		9/29/2006	1,066	3,225	(2)
		Common stock (15,393 shares)		9/29/2006	3	8	(2)

					32,290	34,454

					48,690	49,121		1.23%

Environmental Services
AWTP, LLC(7)	Water treatment services	Second lien senior secured loan ($4,212 par due 6/2015)	10.00%	4/18/2011	4,212	4,212	(2)
		Second lien senior secured loan ($6,121 par due 6/2015)	15.00% PIK	4/18/2011	6,121	6,121	(2)
		Membership interests (90% interest)		4/18/2011	—	4,580	(2)

					10,333	14,913

RE Community Holdings II, Inc. and Pegasus Community Energy, LLC.	Operator of municipal recycling facilities	Preferred stock (1,000 shares)		3/1/2011	8,839	1,487	(2)

Waste Pro USA, Inc	Waste management services	Preferred Class A common equity (611,615 shares)		11/9/2006	12,263	24,219	(2)

					31,435	40,619		1.02%

Transportation
PODS Funding Corp.	Storage and warehousing	Junior subordinated loan ($40,228 par due 5/2017)	12.75% Cash, 2.75% PIK	11/29/2011	40,228	40,228	(2)

United Road Towing, Inc.	Towing company	Warrants to purchase up to 607 shares		4/1/2010	—	—

					40,228	40,228		1.01%

Commercial Real Estate Finance
10th Street, LLC(6)	Real estate holding company	Senior subordinated loan ($25,208 par due 11/2014)	8.93% Cash, 4.07% PIK	4/1/2010	25,208	25,208	(2)
		Member interest (10.00% interest)		4/1/2010	594	—
		Option (25,000 units)		4/1/2010	25	501

					25,827	25,709

American Commercial Coatings, Inc.	Real estate property	Commercial mortgage loan ($2,505 par due 12/2025)		4/1/2010	926	2,061	(19)

Cleveland East Equity, LLC	Hotel operator	Real estate equity interests		4/1/2010	1,026	3,639

Commons R-3, LLC	Real estate developer	Real estate equity interests		4/1/2010	—	—

Crescent Hotels & Resorts, LLC and affiliates(7)	Hotel operator	Senior subordinated loan ($2,236 par due 9/2011)		4/1/2010	—	—	(2)(19)
		Senior subordinated loan ($2,092 par due 6/2017)		4/1/2010	—	—	(2)(19)
		Common equity interest		4/1/2010	—	—
		Limited liability company membership interest (100% interest)		6/19/2012	—	—	(2)

					—	—

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Hot Light Brands, Inc.(7)	Real estate holding company	First lien senior secured loan ($32,957 par due 2/2011)		4/1/2010	1,664	1,128	(2)(19)
		Common stock (93,500 shares)		4/1/2010	—	—	(2)

					1,664	1,128

NPH, Inc.	Hotel property	Real estate equity interests		4/1/2010	5,291	6,123

					34,734	38,660		0.97%

Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	First lien senior secured loan ($11,500 par due 10/2013)	4.71% (Libor + 4.50%/M)	10/11/2007	11,500	11,500	(2)(13)

CFW Co-Invest, L.P. and NCP Curves, L.P.	Health club franchisor	Limited partnership interest (4,152,165 shares)		7/31/2012	4,152	4,152	(2)
		Limited partnership interest (1,847,835 shares)		7/31/2012	1,848	1,848	(2)

					6,000	6,000

					17,500	17,500		0.43%

Food and Beverage
Apple & Eve, LLC and US Juice Partners, LLC(6)	Juice manufacturer	Senior units (50,000 units)		10/5/2007	5,000	1,398

Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated loan ($8,885 par due 2/2013)	16.00% PIK	2/6/2008	8,885	8,885	(2)
		Preferred stock (6,258 shares)		9/1/2006	2,568	1,617	(2)

					11,453	10,502

Distant Lands Trading Co.	Coffee manufacturer	Class A common stock (1,294 shares)		4/1/2010	980	—	(2)
		Class A-1 common stock (2,157 shares)		4/1/2010	—	—	(2)

					980	—

					17,433	11,900		0.29%

Wholesale Distribution
BECO Holding Company, Inc.	Wholesale distributor of first response fire protection equipment and related parts	Common stock (25,000 shares)		7/30/2010	2,500	2,457	(2)

					2,500	2,457		0.05%

					$5,823,451	$5,924,555		148.55%

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

(10)
In the first quarter of 2011, the staff of the Securities and Exchange Commission (the "Staff") informally communicated to certain business development companies the Staff's belief that certain entities, which would be classified as an "investment company" under the Investment Company Act but for the exception from the definition of "investment company" set forth in Rule 3a-7 promulgated under the Investment Company Act, could not be treated as eligible portfolio companies (as defined in Section 2(a)(46) of the Investment Company Act). Subsequently, in August 2011 the Securities and Exchange Commission issued a concept release (the "Concept Release") which states that "[a]s a general matter, the Commission presently does not believe that Rule 3a-7 issuers are the type of small, developing and financially troubled businesses in which Congress intended BDCs primarily to invest" and requested comment on whether or not a 3a-7 issuer should be considered an "eligible portfolio company". The Company provided a comment letter in respect of the Concept Release and continues to believe that the language of Section 2(a)(46) of the Investment Company Act permits a business development company to treat as "eligible portfolio companies" entities that rely on the 3a-7 exception. However, given the current uncertainty in this area (including the language in the Concept Release) and subsequent discussions with the Staff, the Company has, solely for purposes of calculating the composition of its portfolio pursuant to Section 55(a) of the Investment Company Act, identified these entities in the Company's schedule of investments as "non-qualifying assets" should the Staff ultimately disagree with the Company's position.

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

(12)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.00% on $16 million aggregate principal amount of a "first out" tranche of the portfolio company's first lien senior secured loans, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(13)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.50% on $12 million aggregate principal amount of a "first out" tranche of the portfolio company's first lien senior secured loans, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(14)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.00% on $65 million aggregate principal amount of a "first out" tranche of the portfolio company's first lien senior secured loans, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(15)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.13% on $19 million aggregate principal amount of a "first out" tranche of the portfolio company's first lien senior secured loans, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(16)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.00% on $73 million aggregate principal amount of a "first out" tranche of the portfolio company's first lien senior secured loans, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(17)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.13% on $56 million aggregate principal amount of a "first out" tranche of the portfolio company's first lien senior secured loans, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(22)
As of December 31, 2012, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were standby letters of credit issued and outstanding through a financial intermediary under the loan. See Note 6 to the consolidated financial statements for further information on standby letters of credit commitments related to certain portfolio companies.

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

(24)
As of December 31, 2012, no amounts were funded by the Company under this letter of credit facility; however, there were standby letters of credit issued and outstanding through a financial intermediary under the letter of credit facility. See Note 6 to the consolidated financial statements for further information on standby letters of credit commitments related to certain portfolio companies.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands, except per share data)

					Accumulated Net Realized Loss on Investments, Foreign Currency Transactions, Extinguishment of Debt and Other Assets
	Common Stock			Accumulated Overdistributed Net Investment Income
			Capital in Excess of Par Value			Net Unrealized Gain (Loss) on Investments	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2010	204,419	$204	$3,205,326	$(11,336)	$(169,696)	$26,035	$3,050,533
Shares issued in connection with dividend reinvestment plan	711	1	11,552	—	—	—	11,553
Issuances of the Convertible Unsecured Notes (See Note 5)	—	—	54,716	—	—	—	54,716
Net increase in stockholders' equity resulting from operations	—	—	—	282,403	77,242	(40,192)	319,453
Dividends declared and payable ($1.41 per share)	—	—	—	(288,990)	—	—	(288,990)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	118,760	7,474	(126,234)	—	—

Balance at December 31, 2011	205,130	$205	$3,390,354	$(10,449)	$(218,688)	$(14,157)	$3,147,265

Issuances of common stock in add-on offerings (net of offering and underwriting costs)	42,297	43	679,938	—	—	—	679,981
Shares issued in connection with dividend reinvestment plan	1,226	1	20,448	—	—	—	20,449
Issuances of the Convertible Unsecured Notes (See Note 5)	—	—	9,967	—	—	—	9,967
Net increase in stockholders' equity resulting from operations	—	—	—	348,861	44,056	115,261	508,178
Dividends declared and payable ($1.60 per share)	—	—	—	(377,494)	—	—	(377,494)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	16,810	11,172	(27,982)	—	—

Balance at December 31, 2012	248,653	$249	$4,117,517	$(27,910)	$(202,614)	$101,104	$3,988,346

Issuances of common stock in add-on offerings (net of offering and underwriting costs)	48,242	48	833,428	—	—	—	833,476
Shares issued in connection with dividend reinvestment plan	1,076	1	18,905	—	—	—	18,906
Issuance of the Convertible Unsecured Notes (See Note 5)	—	—	582	—	—	—	582
Net increase in stockholders' equity resulting from operations	—	—	—	430,406	63,725	(5,610)	488,521
Dividends declared and payable ($1.57 per share)	—	—	—	(425,387)	—	—	(425,387)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	12,045	14,106	(26,151)	—	—

Balance at December 31, 2013	297,971	$298	$4,982,477	$(8,785)	$(165,040)	$95,494	$4,904,444

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES:
Net increase in stockholders' equity resulting from operations	$488,521	$508,178	$319,453
Adjustments to reconcile net increase in stockholders' equity resulting from operations:
Realized loss on extinguishment of debt	—	2,678	19,318
Net realized gains on investments	(63,725)	(46,734)	(96,560)
Net unrealized (gains) losses on investments	5,610	(115,261)	40,192
Net accretion of discount on investments	(4,692)	(13,747)	(15,894)
Increase in payment-in-kind interest and dividends	(18,894)	(25,036)	(30,070)
Collections of payment-in-kind interest and dividends	29,531	21,465	55,814
Amortization of debt issuance costs	13,230	13,140	13,145
Accretion of discount on notes payable	13,806	11,310	11,057
Depreciation	802	829	876
Proceeds from sales and repayments of investments	1,722,672	2,494,062	2,516,090
Purchases of investments	(3,494,767)	(3,160,021)	(3,263,626)
Changes in operating assets and liabilities:
Interest receivable	(14,983)	(9,920)	(26,530)
Other assets	(8,333)	19,042	2,440
Management and incentive fees payable	7,623	39,089	40,099
Accounts payable and accrued expenses	13,771	5,774	12,662
Interest and facility fees payable	12,225	4,220	4,620

Net cash used in operating activities	(1,297,603)	(250,932)	(396,914)

FINANCING ACTIVITIES:
Net proceeds from issuances of common stock	833,476	679,981	—
Borrowings on debt	6,431,179	3,212,458	2,458,067
Repayments and repurchases of debt	(5,654,000)	(3,091,531)	(1,738,632)
Debt issuance costs	(21,013)	(44,383)	(25,341)
Dividends paid	(411,453)	(357,332)	(277,150)

Net cash provided by financing activities	1,178,189	399,193	416,944

CHANGE IN CASH AND CASH EQUIVALENTS	(119,414)	148,261	20,030
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	269,043	120,782	100,752

CASH AND CASH EQUIVALENTS, END OF PERIOD	$149,629	$269,043	$120,782

Supplemental Information:
Interest paid during the period	$124,406	$108,761	$87,421
Taxes, including excise tax, paid during the period	$13,907	$10,149	$9,112
Dividends declared and payable during the period	$425,387	$377,494	$288,990

See accompanying notes to consolidated financial statements.

 ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2013
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

2.     SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

        The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles or ("GAAP"), and include the accounts of the Company and its consolidated subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition as of and for the periods presented. All significant intercompany balances and transactions have been eliminated.

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

        Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, the Company looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of the Company's investments) are valued at fair value as determined in good faith by the Company's board of directors, based on, among other things, the input of the Company's investment adviser, audit committee and independent third-party valuation firms that have been engaged at the direction of the Company's board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions) and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter, and a minimum of 50% of the Company's portfolio at fair value is subject to review by an independent valuation firm each quarter. In addition, the Company's independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, the Company's investment valuation process within the context of performing the integrated audit.

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

        See Note 7 for more information on the Company's valuation process.

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

  Income Taxes

        The Company has elected to be treated as a RIC under the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income, as defined by the Code, for each year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal corporate-level income taxes.

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

        Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes.

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

  Recent Accounting Pronouncements

        In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements ("ASU 2013-08"). ASU 2013-08 amends the criteria that define an investment company, clarifies the measurement guidance and requires certain additional disclosures. Public companies are required to apply ASU 2013-08 prospectively for interim and annual reporting periods beginning after December 15, 2013. The Company has evaluated the impact of the adoption of ASU 2013-08 on its financial statements and disclosures and determined the adoption of ASU 2013-08 did not have a material effect on the Company's financial condition and results of operations.

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

        The Capital Gains Fee payable to the Company's investment adviser as calculated under the investment advisory and management agreement (as described above) for the year ended December 31, 2013 and 2012 was $17,425 and $11,523, respectively. For the year ended December 31, 2011, there was no Capital Gains Fees payable under the investment advisory and management agreement. In accordance with GAAP, the Company had cumulatively accrued a capital gains incentive fee of $80,937 as of December 31, 2013, of which $63,512 is not currently due under the investment advisory and management agreement. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the Capital Gains Fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains fee equal to 20% of such cumulative amount, less the aggregate amount of actual Capital Gains Fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of December 31, 2013, the Company has paid Capital Gains Fees since inception totaling $15,986, of which $11,523 was paid in the first quarter of 2013. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

        For the year ended December 31, 2013, base management fees were $104,857, incentive fees related to pre-incentive fee net investment income were $110,511 and incentive fees related to capital gains calculated in accordance with GAAP were $11,640. As of December 31, 2013, $139,208 was included in "management and incentive fees payable" in the accompanying consolidated balance sheet, of which $75,696 is currently payable to the Company's investment adviser under the investment advisory and management agreement.

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

  Administration Agreement

        The Company is party to an administration agreement, referred to herein as the "administration agreement", with its administrator, Ares Operations. Pursuant to the administration agreement, Ares Operations furnishes the Company with office equipment and clerical, bookkeeping and record keeping services at the Company's office facilities. Under the administration agreement, Ares Operations also performs, or oversees the performance of, the Company's required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, investor relations and technology being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and reports filed with the SEC. In addition, Ares Operations assists the Company in determining and publishing its net asset value, assists the Company in providing managerial assistance to its portfolio companies, oversees the preparation and filing of the Company's tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to the Company by others. Payments under the Company's administration agreement are equal to an amount based upon its allocable portion of Ares Operations' overhead and other expenses (including travel expenses) incurred by Ares Operations in performing its obligations under the administration agreement, including the Company's allocable portion of the compensation of certain of its officers (including the Company's chief compliance officer, chief financial officer, chief accounting officer, general counsel, treasurer and assistant treasurer) and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60 days' written notice to the other party.

        For the years ended December 31, 2013, 2012 and 2011, the Company incurred $12,317, $9,322 and $9,563, respectively, in administrative fees. As of December 31, 2013, $3,773 of these fees were unpaid and included in "accounts payable and other liabilities" in the accompanying consolidated balance sheet.

4.     INVESTMENTS

        As of December 31, 2013 and 2012, the Company's investments consisted of the following:

	As of December 31,
	2013		2012
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$3,461,597	$3,433,608	$2,329,844	$2,321,272
Second lien senior secured loans	1,335,761	1,319,191	1,257,926	1,233,872
Subordinated certificates of the SSLP(2)	1,745,192	1,771,369	1,237,887	1,263,644
Senior subordinated debt	308,094	267,171	321,331	259,820
Preferred equity securities	226,044	229,006	238,837	250,118
Other equity securities	453,732	600,214	430,380	584,005
Commercial real estate	6,983	12,338	7,246	11,824

Total	$7,537,403	$7,632,897	$5,823,451	$5,924,555

(1)
The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

(2)
The proceeds from these certificates were applied to co-investments with GE Global Sponsor Finance LLC and General Electric Capital Corporation to fund first lien senior secured loans to 47 and 36 different borrowers as of December 31, 2013 and 2012, respectively.

        The industrial and geographic compositions of the Company's portfolio at fair value at December 31, 2013 and 2012 were as follows:

	As of December 31,
	2013	2012
Industry
Investment Funds and Vehicles(1)	23.6%	21.7%
Healthcare Services	15.4	12.9
Business Services	9.2	6.4
Education	7.5	7.8
Other Services	6.7	6.7
Energy	5.4	3.7
Restaurants and Food Services	5.2	7.1
Financial Services	5.1	7.3
Consumer Products	3.5	6.6
Containers and Packaging	3.3	5.1
Manufacturing	3.3	2.4
Automotive Services	2.9	3.4
Retail	1.6	0.1
Chemicals	1.4	—
Aerospace and Defense	1.4	2.0
Other	4.5	6.8

Total	100.0%	100.0%

(1)
Includes the Company's investment in the SSLP, which had made first lien senior secured loans to 47 and 36 different borrowers as of December 31, 2013 and 2012, respectively. The portfolio companies in the SSLP are in industries similar to the companies in the Company's portfolio.

	As of December 31,
	2013	2012
Geographic Region
West(1)	50.0%	49.1%
Mid Atlantic	15.9	12.8
Midwest	15.8	19.2
Southeast	13.6	14.7
International	3.7	1.9
Northeast	1.0	2.3

Total	100.0%	100.0%

(1)
Includes the Company's investment in the SSLP, which represented 23.2% and 21.3% of the total investment portfolio at fair value as of December 31, 2013 and 2012, respectively.

        As of December 31, 2013, 3.1% of total investments at amortized cost (or 2.1% of total investments at fair value) were on non-accrual status. As of December 31, 2012, 2.3% of total investments at amortized cost (or 0.6% of total investments at fair value) were on non-accrual status.

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

        As of December 31, 2013 and 2012, the SSLP had available capital of $11.0 billion and $9.0 billion, respectively, of which approximately $8.7 billion and $6.3 billion in aggregate principal amount, respectively, was funded. As of December 31, 2013 and 2012, the Company had agreed to make available to the SSLP approximately $2.3 billion and $1.8 billion, respectively, of which approximately $1.7 billion and $1.2 billion in aggregate principal amount, respectively, was funded. Investment of any unfunded amount must be approved by the investment committee of the SSLP described above.

        As of December 31, 2013 and 2012, the SSLP had total assets of $8.7 billion and $6.3 billion, respectively. As of December 31, 2013 and 2012, GE's investment in the SSLP consisted of senior notes of $6.7 billion and $4.8 billion, respectively, and SSLP Certificates of $249.3 million and $177.9 million, respectively. The SSLP Certificates are junior in right of payment to the senior notes held by GE. As of December 31, 2013 and 2012, the Company and GE owned 87.5% and 12.5%, respectively, of the outstanding SSLP Certificates.

        The SSLP's portfolio consisted of first lien senior secured loans to 47 and 36 different borrowers as of December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, the portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies. As of December 31, 2013, one loan was on non-accrual status, representing 1.0% of the total loans at principal amount in the SSLP. As of December 31, 2012, no loans were on non-accrual status. As of December 31, 2013 and 2012, the largest loan to a single borrower in the SSLP's portfolio in aggregate principal amount was $321.7 million and $330.0 million, respectively, and the five largest loans to borrowers in the SSLP totaled $1.5 billion and $1.4 billion, respectively. The portfolio companies in the SSLP are in industries similar to the companies in the Company's portfolio. Additionally, as of December 31, 2013 and 2012, the SSLP had commitments to fund various delayed draw investments to certain of its portfolio companies of $510.4 million and $157.4 million, respectively, which had been approved by the SSLP investment committee. As of December 31, 2013 and 2012, the Company had commitments to co-invest in the SSLP for its portion of the SSLP's commitments to fund such delayed draw investments of up to $85.1 million and $26.4 million, respectively.

        The amortized cost and fair value of the SSLP Certificates held by the Company was $1.7 billion and $1.8 billion, respectively, as of December 31, 2013, and $1.2 billion and $1.3 billion, respectively, as of December 31, 2012. The SSLP Certificates pay a weighted average coupon of approximately LIBOR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, which may result in a return to the holders of the SSLP Certificates that is greater than the contractual coupon. The Company's yield on its investment in the SSLP at fair value was 14.8% and 15.4% as of December 31, 2013 and 2012, respectively. For the years ended December 31, 2013, 2012 and 2011, the Company earned interest income of $224.9 million, $184.7 million and $118.4 million, respectively, from its investment in the SSLP Certificates. The Company is also entitled to certain fees in connection with the SSLP.

        Effective March 30, 2012, Ares Capital Management assumed from the Company the role of co-manager of the SSLP. However, this change did not impact the Company's economics in respect of its participation in the SSLP and Ares Capital Management does not receive any remuneration in respect of its co-manager role.

  Ivy Hill Asset Management, L.P.

        Ivy Hill Asset Management, L.P. ("IHAM") is an asset management services company, which became an SEC-registered investment adviser effective March 30, 2012. The Company has made investments in IHAM, its wholly owned portfolio company and previously made investments in certain vehicles managed by IHAM. As of December 31, 2013 IHAM had assets under management ("IHAM AUM")(1) of approximately $2.8 billion and managed 13 vehicles and served as the sub-manager/sub-servicer for three other vehicles (these vehicles managed or sub-managed/sub-serviced by IHAM are collectively referred to as the "IHAM Vehicles"). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. As of December 31, 2013 and 2012, IHAM had total investments of $170 million and $200 million, respectively. For the years ended December 31, 2013, 2012 and 2011, IHAM had management fee income of $21 million, $22 million and $22 million, respectively, and other investment-related income of $91 million, $40 million and $37 million, respectively.

        The amortized cost and fair value of the Company's investment in IHAM was $171.0 million and $280.4 million, respectively, as of December 31, 2013, and $171.0 million and $294.3 million, respectively, as of December 31, 2012. For the years ended December 31, 2013, 2012 and 2011, the Company received distributions consisting entirely of dividend income from IHAM of $72.4 million, $19.9 million and $19.0 million, respectively. The dividend income for the year ended December 31, 2013 included additional dividends of $32.4 million in addition to the quarterly dividends generally paid by IHAM. IHAM paid the additional dividends out of accumulated earnings that had previously been retained by IHAM.

        From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to, the Company. For any such sales or purchases by the IHAM Vehicles to or from the Company, the IHAM Vehicles must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable. IHAM or certain of the IHAM Vehicles purchased investments from the Company totaling $442.3 million and $256.9 million, during the years ended December 31, 2013 and 2012, respectively. The Company purchased investments from certain of the IHAM Vehicles totaling $156.0 million during the year ended December 31, 2013. The Company did not purchase any investments from IHAM Vehicles during the year ended December 31, 2012. A net realized loss of $0.1 million was recorded by the Company on these transactions for the year ended December 31, 2013. A net realized gain of $2.3 million was recorded by the Company on these transactions for the year ended December 31, 2012.

        In October 2012, the Company contributed to IHAM its entire investment in FLFC, LLC (f/k/a FirstLight Financial Corporation) ("FLFC") at a price equal to the fair value at the time of the contribution of $58.1 million ($51.8 million for its senior subordinated loan position and $6.3 million for its equity position). As a result of the contribution, the Company fully exited its investment in FLFC, which reduced its investment commitments by $84.2 million, and recognized a net loss of $26.1 million. Prior to such contribution, IHAM served as a sub-adviser to FirstLight Funding I, Ltd., a wholly owned subsidiary of FLFC ("FirstLight Funding"). Following such contribution, FirstLight Funding distributed to FLFC substantially all of its assets (in the form of cash and investments). In turn, FLFC repaid in full the total outstanding amount of its senior subordinated loans (including the portion held by IHAM following the contribution transaction) and made a distribution to its stockholders (including IHAM following the contribution transaction). In connection with the foregoing, IHAM ceased to be a sub-adviser to FirstLight Funding and IHAM became the collateral manager to FLFC.

(1)
IHAM AUM refers to the assets of the vehicles managed, sub-managed and sub-serviced by IHAM. It includes drawn and undrawn amounts, including amounts that are subject to certain restrictions. IHAM AUM amounts are as of December 31, 2013 and are unaudited. Certain amounts are preliminary and remain subject to change, and differences may arise due to rounding.

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

5.     DEBT

        In accordance with the Investment Company Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowing. As of December 31, 2013 the Company's asset coverage was 264%.

        The Company's outstanding debt obligations as of December 31, 2013 and 2012 were as follows:

	As of December 31,
	2013					2012
(in millions)	Total Aggregate Principal Amount Committed/ Outstanding(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding(1)	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$1,060,000	(2)	$—	$—		$900,000	$—	$—
Revolving Funding Facility	620,000	(3)	185,000	185,000		620,000	300,000	300,000
SMBC Funding Facility	400,000		—	—		400,000	—	—
February 2016 Convertible
Notes	575,000		575,000	556,456	(4)	575,000	575,000	548,521	(4)
June 2016 Convertible Notes	230,000		230,000	221,788	(4)	230,000	230,000	218,761	(4)
2017 Convertible Notes	162,500		162,500	159,220	(4)	162,500	162,500	158,312	(4)
2018 Convertible Notes	270,000		270,000	264,097	(4)	270,000	270,000	262,829	(4)
2019 Convertible Notes	300,000		300,000	295,279	(4)	—	—	—
2018 Notes	600,000		600,000	596,756	(5)	—	—	—
February 2022 Notes	143,750		143,750	143,750		143,750	143,750	143,750
October 2022 Notes	182,500		182,500	182,500		182,500	182,500	182,500
2040 Notes	200,000		200,000	200,000		200,000	200,000	200,000
2047 Notes	230,000		230,000	181,429	(6)	230,000	230,000	181,199	(6)

Total	$4,973,750		$3,078,750	$2,986,275		$3,913,750	$2,293,750	$2,195,872

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

(4)
Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below) less the unaccreted discount initially recorded upon issuance of the Convertible Unsecured Notes. The total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017

  Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes was $18,544, $8,212, $3,280, $5,903 and $4,721 respectively, as of December 31, 2013. The total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes and the 2018 Convertible Notes was $26,479, $11,239, $4,188 and $7,171 respectively, as of December 31, 2012.

(5)
Represents the aggregate principal amount outstanding less the unaccreted discount initially recorded upon the issuance of the 2018 Notes. The total unaccreted discount for the 2018 Notes was $3,244 as of December 31, 2013.

(6)
Represents the aggregate principal amount outstanding less the unaccreted purchased discount discount initially recorded as a part of the Allied Acquisition (as defined below). The total unaccreted purchased discount for the 2047 Notes was $48,571 and $48,801 as of December 31, 2013 and 2012, respectively.

        The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all the Company's outstanding debt as of December 31, 2013 were 5.3% and 7.9 years, respectively, and as of December 31, 2012 were 5.5% and 9.8 years, respectively.

  Revolving Credit Facility

        The Company is party to a senior secured revolving credit facility (as amended and restated, the "Revolving Credit Facility"), which allows the Company to borrow up to $1,060,000 at any one time outstanding. The end of the revolving period and the stated maturity date for the Revolving Credit Facility are May 4, 2017 and May 4, 2018, respectively. The Revolving Credit Facility also includes a feature that allows, under certain circumstances, for an increase in the size of the facility to a maximum of $1,400,000. The Revolving Credit Facility generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR based loans, and monthly payments of interest on other loans. From the end of the revolving period to the stated maturity date, the Company is required to repay outstanding principal amounts under the Revolving Credit Facility on a monthly basis in an amount equal to 1/12th of the outstanding principal amount at the end of the revolving period.

        Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders' equity, (e) maintaining a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of the Company and its consolidated subsidiaries of not less than 2.0:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Borrowings under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company's portfolio that are pledged as collateral. As of December 31, 2013, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

        As of December 31, 2013 and 2012, there were no amounts outstanding under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $125,000. As of December 31, 2013 and 2012, the Company had $47,898 and $43,667, respectively, in letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued. As of December 31, 2013, there was $1,012,102 available for borrowing (net of letters of credit issued) under the Revolving Credit Facility.

        Since May 2, 2013, subject to certain exceptions, the interest rate charged on the Revolving Credit Facility is based on LIBOR plus an applicable spread of 2.00% or a "base rate" (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 1.00%. From May 5, 2012 through May 1, 2013, the interest rate charged on the Revolving Credit Facility was based on LIBOR plus an applicable spread of 2.25% or a "base rate" plus an applicable spread of 1.25%. Prior to and including May 4, 2012, the interest rate charged on the Revolving Credit Facility was based on LIBOR plus an applicable spread of between 2.50% and 4.00% or on a "base rate" plus an applicable spread of between 1.50% and 3.00%, in each case, based on a pricing grid depending upon the Company's credit ratings. As of December 31, 2013, the one, two, three and six month LIBOR was 0.17%, 0.21%, 0.25% and 0.35%, respectively. As of December 31, 2012, the one, two, three and six month LIBOR was 0.21%, 0.25%, 0.31% and 0.51%, respectively. In addition to the stated interest expense on the Revolving Credit Facility, since May 4, 2012, the Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. Prior to and including May 4, 2012, the commitment fee was 0.50%. Since May 2, 2013, the Company is also required to pay a letter of credit fee of 2.25% per annum on letters of credit issued. From May 5, 2012 through May 1, 2013, the letter of credit fee was 2.50% and prior to and including May 4, 2012, the letter of credit fee was 3.25%.

        The Revolving Credit Facility is secured by certain assets in the Company's portfolio and excludes investments held by Ares Capital CP under the Revolving Funding Facility and those held by ACJB under the SMBC Funding Facility, each as discussed below, and certain other investments.

        For the years ended December 31, 2013, 2012 and 2011, the components of interest and credit facility fees expense, cash paid for interest expense, average interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Year Ended December 31,
	2013	2012	2011
Stated interest expense	$3,250	$3,523	$5,541
Facility fees	4,044	4,260	3,864
Amortization of debt issuance costs	2,746	4,207	6,510

Total interest and credit facility fees expense	$10,040	$11,990	$15,915

Cash paid for interest expense	$3,250	$4,128	$5,278
Average stated interest rate	2.24%	2.82%	3.40%
Average outstanding balance	$144,995	$124,855	$163,216

  Revolving Funding Facility

        The Company's consolidated subsidiary, Ares Capital CP Funding LLC ("Ares Capital CP"), is party to a revolving funding facility (as amended, the "Revolving Funding Facility"), which allows Ares Capital CP to borrow up to $620,000 at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are April 18, 2015 and April 18, 2017, respectively. The Revolving Funding Facility also includes a feature that allows, under certain circumstances, for an increase in the Revolving Funding Facility to a maximum of $865,000.

        Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by Ares Capital CP. Ares Capital CP is also subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests, loans with fixed rates and loans with certain investment ratings, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow. The Company and Ares Capital CP are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility. As of December 31, 2013, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

        As of December 31, 2013 and 2012, there was $185,000 and $300,000 outstanding, respectively, under the Revolving Funding Facility. Since January 25, 2013, the interest charged on the Revolving Funding Facility is based on applicable spreads ranging from 2.25% to 2.50% over LIBOR and ranging from 1.25% to 1.50% over "base rate" (as defined in the agreements governing the Revolving Funding Facility) in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the Revolving Funding Facility. From January 18, 2012 through January 24, 2013, the interest rate charged on the Revolving Funding Facility was based on LIBOR plus an applicable spread of 2.50% or on a "base rate" plus an applicable spread of 1.50%. Prior to January 18, 2012, the interest rate charged on the Revolving Funding Facility was based on LIBOR plus an applicable spread of between 2.25% and 3.75% or on a "base rate" plus an applicable spread of between 1.25% to 2.75%, in each case, based on a pricing grid depending upon the Company's credit ratings. As of December 31, 2013 and 2012, the interest rate in effect was based on one month LIBOR, which was 0.17% and 0.21%, respectively. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.75% per annum depending on the size of the unused portion of the Revolving Funding Facility.

        For the years ended December 31, 2013, 2012 and 2011, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the Year Ended December 31,
	2013	2012	2011
Stated interest expense	$5,968	$10,557	$7,380
Facility fees	3,702	1,209	2,226
Amortization of debt issuance costs	2,015	1,772	2,225

Total interest and credit facility fees expense	$11,685	$13,538	$11,831

Cash paid for interest expense	$6,475	$11,979	$6,281
Average stated interest rate	2.47%	2.80%	3.03%
Average outstanding balance	$241,247	$377,098	$243,639

  SMBC Funding Facility

        The Company's consolidated subsidiary, Ares Capital JB Funding LLC ("ACJB"), is party to a revolving funding facility (as amended, the "SMBC Funding Facility") with ACJB, as the borrower, Sumitomo Mitsui Banking Corporation ("SMBC"), as the administrative agent, collateral agent, and lender, which allows ACJB to borrow up to $400,000 at any one time outstanding. The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility are September 14, 2016 and September 14, 2021, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement.

        Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by ACJB. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Funding Facility. As of December 31, 2013, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

        As of December 31, 2013 and 2012, there were no amounts outstanding under the SMBC Funding Facility. Since December 19, 2013, subject to certain exceptions, the interest rate charged on the SMBC Funding Facility is based on one month LIBOR plus an applicable spread of 2.00% or a "base rate" (as defined in the agreements governing the SMBC Funding Facility) plus an applicable spread of 1.00%. Prior to and including December 19, 2013, subject to certain exceptions, the interest rate charged on the SMBC Funding Facility was based on one month LIBOR plus an applicable spread of 2.125% or a "base rate" (as defined in the agreements governing the SMBC Funding Facility) plus an applicable spread of 1.125%. As of December 31, 2013 and 2012, one-month LIBOR was 0.17% and 0.21%, respectively. ACJB was not required to pay a commitment fee until September 15, 2013, at which time ACJB was required to pay a commitment fee of up to 0.50% per annum depending on the size of the unused portion of the SMBC Funding Facility. Since December 20, 2013 and through March 14, 2014, ACJB is required to pay a commitment fee of up to 0.75% per annum depending on the size of the unused portion of the SMBC Funding Facility. After March 14, 2014, ACJB is required to pay a commitment fee of between 0.35% and 0.875% per annum depending on the size of the unused portion of the SMBC Funding Facility.

        For the years ended December 31, 2013 and 2012, the components of interest and credit facility fees expense, cash paid for interest expense, average interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SMBC Funding Facility were as follows:

	For the Year Ended December 31,
	2013	2012
Stated interest expense	$—	$1,419
Facility fees	446	3
Amortization of debt issuance costs	1,047	629

Total interest and credit facility fees expense	$1,493	$2,051

Cash paid for interest expense	$16	$1,404
Average stated interest rate	—%	2.41%
Average outstanding balance	$—	$58,987

  Debt Securitization

        In July 2006, through ARCC Commercial Loan Trust 2006, a vehicle serviced by the Company's consolidated subsidiary, ARCC CLO 2006 LLC ("ARCC CLO"), the Company completed a $400,000 debt securitization (the "Debt Securitization") and issued approximately $314,000 aggregate principal amount of asset backed notes to third parties (the "CLO Notes") that were secured by a pool of middle market loans that were purchased or originated by the Company. In June 2012, the Company repaid in full the $60,049 aggregate principal amount outstanding of the CLO Notes and terminated or discharged the agreements governing the Debt Securitization. In connection with the repayment in full of the CLO Notes ahead of their scheduled maturities, the remaining unamortized debt issuance costs related to the CLO Notes of $2,678 were expensed for the year ended December 31, 2012 and recorded as a "realized loss on extinguishment of debt" in the accompanying consolidated statement of operations.

        The interest charged under the Debt Securitization was based on three month LIBOR and spreads ranged from 0.25% to 0.70% per annum depending on the class of the note. The Company was also required to pay a commitment fee of 0.175% for any unused portion of the Class A-1A VFN Notes through June 17, 2011, the end of the reinvestment period, which is included in facility fees below.

        For the years ended December 31, 2012 and 2011, the components of interest and credit facility fees expense, cash paid for interest expense, average interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Debt Securitization were as follows:

	For the Year Ended December 31,
	2012	2011
Stated interest expense	$321	$897
Facility fees	—	25
Amortization of debt issuance costs	179	356

Total interest and credit facility fees expense	$500	$1,278

Cash paid for interest expense	$347	$903
Average stated interest rate	1.01%	0.70%
Average outstanding balance	$31,829	$128,468

  Convertible Unsecured Notes

        In January 2011, the Company issued $575,000 aggregate principal amount of unsecured convertible senior notes that mature on February 1, 2016 (the "February 2016 Convertible Notes"), unless previously converted or repurchased in accordance with their terms. In March 2011, the Company issued $230,000 aggregate principal amount of unsecured convertible senior notes that mature on June 1, 2016 (the "June 2016 Convertible Notes"), unless previously converted or repurchased in accordance with their terms. In March 2012, the Company issued $162,500 aggregate principal amount of unsecured convertible senior notes that mature on March 15, 2017 (the "2017 Convertible Notes"), unless previously converted or repurchased in accordance with their terms. In the fourth quarter of 2012, the Company issued $270,000 aggregate principal amount of unsecured convertible senior notes that mature on January 15, 2018 (the "2018 Convertible Notes"), unless previously converted or repurchased in accordance with their terms. In July 2013, the Company issued $300,000 aggregate principal amount of unsecured convertible senior notes that mature on January 15, 2019 (the "2019 Convertible Notes" and together with the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes and the 2018 Convertible Notes, the "Convertible Unsecured Notes"), unless previously converted or repurchased in accordance with their terms. The Company does not have the right to redeem the Convertible Unsecured Notes prior to maturity. The February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes bear interest at a rate of 5.750%, 5.125%, 4.875%, 4.750% and 4.375%, respectively, per year, payable semi-annually.

        In certain circumstances, the Convertible Unsecured Notes will be convertible into cash, shares of the Company's common stock or a combination of cash and shares of its common stock, at the Company's election, at their respective conversion rates (listed below as of December 31, 2013) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the "Convertible Unsecured Notes Indentures"). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the Convertible Unsecured Notes Indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if the Company engages in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require the Company to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

        Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of December 31, 2013 are listed below.

	February 2016 Convertible Notes	June 2016 Convertible Notes	2017 Convertible Notes	2018 Convertible Notes	2019 Convertible Notes
Conversion premium	17.5%	17.5%	17.5%	17.5%	15.0%
Closing stock price at issuance	$16.28	$16.20	$16.46	$16.91	$17.53
Closing stock price date	January 19, 2011	March 22, 2011	March 8, 2012	October 3, 2012	July 15, 2013
Conversion price(1)	$18.71	$18.62	$19.11	$19.76	$20.10
Conversion rate (shares per one thousand dollar principal amount)(1)	53.4477	53.7116	52.3287	50.6160	49.7448
Conversion dates	August 15, 2015	December 15, 2015	September 15, 2016	July 15, 2017	July 15, 2018

(1)
Represents conversion price and conversion rate, as applicable, as of December 31, 2013, taking into account certain de minimis adjustments that will be made on the conversion date.

        As of December 31, 2013, the principal amounts of each series of the Convertible Unsecured Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company's common stock.

        The Convertible Unsecured Notes Indentures contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of the Convertible Unsecured Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Unsecured Notes Indentures. As of December 31, 2013, the Company was in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures.

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

	February 2016 Convertible Notes	June 2016 Convertible Notes	2017 Convertible Notes	2018 Convertible Notes	2019 Convertible Notes
Debt and equity component percentages, respectively(1)	93.0% and 7.0%	93.0% and 7.0%	97.0% and 3.0%	98.0% and 2.0%	99.8% and 0.2%
Debt issuance costs(1)	$15,778	$5,913	$4,813	$5,712	$4,475
Equity issuance costs(1)	$1,188	$445	$149	$116	$9
Equity component, net of issuance costs(2)	$39,062	$15,654	$4,724	$5,243	$582

(1)
At time of issuance.

(2)
At time of issuance and as of December 31, 2013.

        In addition to the original issue discount equal to the equity components of the Convertible Unsecured Notes, the 2018 Convertible Notes and the 2019 Convertible Notes were each issued at a discount. The Company records interest expense comprised of both stated interest expense as well as accretion of any original issue discount.

        As of December 31, 2013, the components of the carrying value of the Convertible Unsecured Notes, the stated interest rate and the effective interest rate were as follows:

	February 2016 Convertible Notes	June 2016 Convertible Notes	2017 Convertible Notes	2018 Convertible Notes	2019 Convertible Notes
Principal amount of debt	$575,000	$230,000	$162,500	$270,000	$300,000
Original issue discount, net of accretion	(18,544)	(8,212)	(3,280)	(5,903)	(4,721)

Carrying value of debt	$556,456	$221,788	$159,220	$264,097	$295,279

Stated interest rate	5.75%	5.125%	4.875%	4.750%	4.375%
Effective interest rate(1)	7.1%	6.4%	5.4%	5.2%	4.6%

(1)
The effective interest rate of the debt component of the Convertible Unsecured Notes is equal to the stated interest rate plus the accretion of original issue discount.

        For the years ended December 31, 2013, 2012 and 2011, the components of interest expense and cash paid for interest expense for the Convertible Unsecured Notes were as follows:

	For the Year Ended December 31,
	2013	2012	2011
Stated interest expense	$71,540	$53,877	$39,799
Accretion of original issue discount	13,508	11,099	8,433
Amortization of debt issuance costs	6,293	5,436	3,812

Total interest expense	$91,341	$70,412	$52,044

Cash paid for interest expense	$62,568	$48,833	$25,039

  Unsecured Notes

  2018 Notes

        In November 2013, the Company issued $600,000 aggregate principal amount of senior unsecured notes that mature on November 30, 2018 (the "2018 Notes"). The 2018 Notes bear interest at a rate of 4.875% per year, payable semi-annually and all principal is due upon maturity. The 2018 Notes may be redeemed in whole or in part at any time at the Company's option at a redemption price equal to par plus a "make whole" premium, as determined in the indenture governing the 2018 Notes, and any accrued and unpaid interest. The 2018 Notes were issued at a discount at the time of issuance totaling $3,312. The Company records interest expense comprised of both stated interest expense as well as any accretion of any original issue discount. Total proceeds from the issuance of the 2018 Notes, net of the original issue discount, underwriting discounts and offering costs, were $586,014. See Note 16 for a subsequent event related to the 2018 Notes.

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

  2047 Notes

        As part of the acquisition of Allied Capital Corporation ("Allied Capital") in April 2010 (the "Allied Acquisition"), the Company assumed $230,000 aggregate principal amount of senior unsecured notes due on April 15, 2047 (the "2047 Notes" and together with the 2018 Notes, the February 2022 Notes, the October 2022 Notes and the 2040 Notes, the "Unsecured Notes"). The 2047 Notes bear interest at a rate of 6.875%, payable quarterly and all principal is due upon maturity. The 2047 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option, at a par redemption price of $25.00 per security plus accrued and unpaid interest. As of December 31, 2013 and December 31, 2012 the outstanding principal was $230,000 and the carrying value was $ 181,429 and $181,199, respectively. The carrying value represents the principal amount of the 2047 Notes less the unaccreted purchased discount initially recorded as a part of the Allied Acquisition.

        For the years ended December 31, 2013, 2012 and 2011, the components of interest expense and cash paid for interest expense for the Unsecured Notes were as follows:

	For the Year Ended December 31,
	2013	2012	2011
Stated interest expense	$55,509	$43,357	$38,578
Accretion of original issue discount	298	211	2,624
Amortization of debt issuance costs	1,129	917	242

Total interest expense	$56,936	$44,485	$15,742

Cash paid for interest expense	$52,097	$42,070	$49,920

        The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of December 31, 2013, the Company was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

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

        As of December 31, 2013 and 2012, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company's discretion:

	As of December 31,
	2013	2012
Total revolving and delayed draw commitments	$834,444	$441,630
Less: funded commitments	(87,073)	(82,121)

Total unfunded commitments	747,371	359,509
Less: commitments substantially at discretion of the Company	(16,000)	(6,000)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(1,660)	(571)

Total net adjusted unfunded revolving and delayed draw commitments	$729,711	$352,938

        Included within the total revolving and delayed draw commitments as of December 31, 2013 were commitments to issue up to $39,875 in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2013, the Company had $16,293 in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. In addition to these letters of credit included as a part of the total revolving and delayed draw commitments to portfolio companies, as of December 31, 2013 the Company also had $27,000 of letters of credit issued and outstanding on behalf of other portfolio companies. For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. None of these letters of credit issued and outstanding are recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit $42,502 expire in 2014 and $791 expire in 2015.

        The Company also has commitments to co-invest in the SSLP for the Company's portion of the SSLP's commitments to fund delayed draw investments to certain portfolio companies of the SSLP. See Note 4 for more information.

        As of December 31, 2013 and 2012, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of December 31,
	2013	2012
Total private equity commitments	$59,500	$131,042
Less: funded private equity commitments	(11,891)	(66,533)

Total unfunded private equity commitments	47,609	64,509
Less: private equity commitments substantially at discretion of the Company	(43,206)	(53,088)

Total net adjusted unfunded private equity commitments	$4,403	$11,421

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

        As of December 31, 2013, one of the Company's portfolio companies, Ciena Capital LLC ("Ciena"), had one non-recourse securitization Small Business Administration ("SBA") loan warehouse facility, which has reached its maturity date but remains outstanding. Ciena is working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. Allied Capital had previously issued a performance guaranty (which the Company succeeded to as a result of the Allied Acquisition) whereby the Company must indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena's failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse facility. As of December 31, 2013, there are no known issues or claims with respect to this performance guaranty.

  Lease Commitments

        The Company is obligated under a number of operating leases and subleases for office spaces with terms ranging from less than one year to more than 15 years. Total rent expense incurred by the Company for the years ended December 31, 2013, 2012 and 2011 was $3,687, $3,958 and $3,343, respectively.

        The following table shows future minimum payments under the Company's operating leases and subleases as of December 31, 2013:

For the Year Ending December 31,	Amount
2014	$7,157
2015	5,903
2016	6,108
2017	6,279
2018	6,214
Thereafter	40,333

Total	$71,994

        For certain of its operating leases, the Company has entered into subleases including ones with Ares Management and IHAM, a wholly owned portfolio company of the Company. See Note 12 for further description of these subleases.

        The following table shows future expected rental payments to be received under the Company's subleases as of December 31, 2013. The current allocations reflected below are as of December 31, 2013. The allocations in connection with the Company's subleases are subject to change and future review. Further, such allocations are subject to change depending on the composition of, and functions performed by, the staff in each office.

For the Year Ending December 31,	Amount
2014	$3,545
2015	2,859
2016	2,963
2017	3,045
2018	2,955
Thereafter	20,011

Total	$35,378

7.     FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company follows ASC 825-10, which provides companies the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company's choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. The Company has not elected the ASC 825-10 option to report selected financial assets and liabilities at fair value. With the exception of the line items entitled "other assets" and "debt," which are reported at amortized cost, all assets and liabilities approximate fair value on the balance sheet. The carrying value of the lines titled "interest receivable," "receivable for open trades," "payable for open trades," "accounts payable and other liabilities," "management and incentive fees payable" and "interest and facility fees payable" approximate fair value due to their short maturity.

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

        The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of December 31, 2013 and 2012. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company's determination of fair values.

	As of December 31, 2013
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
First lien senior secured loans	$3,433,608	Yield Analysis	Market Yield	4.0% - 19.0%	8.4%
Second lien senior secured loans	1,319,191	Yield Analysis	Market Yield	6.1% - 25.3%	10.3%
Subordinated certificates of the SSLP	1,771,369	Discounted Cash Flow	Discount Rate	10.5% - 13.5%	12.3%
Senior subordinated debt	267,171	Yield Analysis	Market Yield	9.0% - 17.5%	11.7%
Preferred equity securities	229,006	EV Market Multiple Analysis	EBITDA Multiple	4.5x - 11.6x	8.3x
Other equity securities and other	612,552	EV Market Multiple Analysis	EBITDA Multiple	4.5x - 14.8x	8.6x

Total	$7,632,897

	As of December 31, 2012
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
First lien senior secured loans	$2,321,272	Yield Analysis	Market Yield	5.3% - 21.5%	9.2%
Second lien senior secured loans	1,233,872	Yield Analysis	Market Yield	8.3% - 21.9%	10.9%
Subordinated certificates of the SSLP	1,263,644	Discounted Cash Flow	Discount Rate	11.5% - 14.5%	13.5%
Senior subordinated debt	259,820	Yield Analysis	Market Yield	10.0% - 18.6%	14.9%
Preferred equity securities	250,118	EV Market Multiple Analysis	EBITDA Multiple	4.5x - 10.5x	8.1x
Other equity securities and other	585,931	EV Market Multiple Analysis	EBITDA Multiple	4.5x - 12.8x	7.4x

Total	$5,914,657

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

        The following table presents fair value measurements of cash and cash equivalents and investments as of December 31, 2013:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$149,629	$149,629	$—	$—
Investments	$7,632,897	$—	$—	$7,632,897

        The following table presents fair value measurements of cash and cash equivalents and investments as of December 31, 2012:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$269,043	$269,043	$—	$—
Investments	$5,924,555	$9,898	$—	$5,914,657

        The following table presents changes in investments that use Level 3 inputs as of and for the year ended December 31, 2013:

As of and for the year ended December 31, 2013
Balance as of December 31, 2012	$5,914,657
Net realized gains	63,629
Net unrealized losses	(5,612)
Purchases	3,493,227
Sales	(866,052)
Redemptions	(990,538)
Payment-in-kind interest and dividends	18,894
Accretion of discount on securities	4,692
Net transfers in and/or out of Level 3	—

Balance as of December 31, 2013	$7,632,897

        As of December 31, 2013, the net unrealized appreciation on the investments that use Level 3 inputs was $95,494.

        For the year ended December 31, 2013, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company's Level 3 assets still held as of December 31, 2013, and reported within the net unrealized gains (losses) from investments in the Company's consolidated statement of operations was $(6,948).

        The following table presents changes in investments that use Level 3 inputs as of and for the year ended December 31, 2012:

As of and for the year ended December 31, 2012
Balance as of December 31, 2011	$5,094,506
Net realized gains	45,093
Net unrealized gains	110,494
Purchases	3,161,661
Sales	(667,550)
Redemptions	(1,862,848)
Payment-in-kind interest and dividends	25,036
Accretion of discount on securities	13,747
Net transfers in and/or out of Level 3	(5,482)

Balance as of December 31, 2012	$5,914,657

        As of December 31, 2012, the net unrealized appreciation on the investments that use Level 3 inputs was $92,638.

        For the year ended December 31, 2012, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company's Level 3 assets still held as of December 31, 2012, and reported within the net unrealized gains (losses) from investments in the Company's consolidated statement of operations was $11,221.

        Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

        Following are the carrying and fair values of the Company's debt obligations as of December 31, 2013 and 2012. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company's marketplace credit ratings, or market quotes, if available.

	As of December 31,
	2013			2012
	Carrying value(1)		Fair value	Carrying value(1)		Fair value
Revolving Credit Facility	$—		$—	$—		$—
Revolving Funding Facility	185,000		185,000	300,000		303,209
SMBC Funding Facility	—		—	—		—
February 2016 Convertible Notes (principal amount outstanding of $575,000)	556,456	(2)	620,960	548,521	(2)	617,550
June 2016 Convertible Notes (principal amount outstanding of $230,000)	221,788	(2)	246,810	218,761	(2)	243,797
2017 Convertible Notes (principal amount outstanding of $162,500)	159,220	(2)	172,289	158,312	(2)	168,495
2018 Convertible Notes (principal amount outstanding of $270,000)	264,096	(2)	284,702	262,829	(2)	272,813
2019 Convertible Notes (principal amount outstanding of $300,000)	295,279	(2)	311,169	—		—
2018 Notes (principal amount outstanding of $600,000)	596,757	(3)	619,782	—		—
February 2022 Notes (principal amount outstanding of $143,750)	143,750		149,364	143,750		151,549
October 2022 Notes (principal amount outstanding of $182,500)	182,500		181,770	182,500		179,361
2040 Notes (principal amount outstanding of $200,000)	200,000		199,208	200,000		208,968
2047 Notes (principal amount outstanding of $230,000)	181,429	(4)	206,606	181,199	(4)	225,558

	$2,986,275	(5)	$3,177,660	$2,195,872	(5)	$2,371,300

(1)
Except for the Convertible Unsecured Notes, the 2018 Notes and the 2047 Notes, all carrying values are the same as the principal amounts outstanding.

(2)
Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes less the unaccreted discount initially recorded upon issuance of each respective series of the Convertible Unsecured Notes.

(3)
Represents the aggregate principal amount outstanding of the 2018 Notes less the unaccreted discount initially recorded upon issuance of the 2018 Notes.

(4)
Represents the aggregate principal amount outstanding of the 2047 Notes less the unaccreted purchased discount.

(5)
Total principal amount of debt outstanding totaled $3,078,750 and $2,293,750 as of December 31, 2013 and 2012, respectively.

        The following table presents fair value measurements of the Company's debt obligations as of December 31, 2013 and 2012:

	As of December 31,
Fair Value Measurements Using	2013	2012
Level 1	$736,948	$765,436
Level 2	2,440,712	1,605,864

Total	$3,177,660	$2,371,300

8.     STOCKHOLDERS' EQUITY

        The following table summarizes the total shares issued and proceeds received in public offerings of the Company's common stock net of underwriting discounts and offering costs for the years ended December 31, 2013 and 2012:

	Shares issued	Offering price per share(1)	Proceeds net of underwriting discounts and offering costs
2013
December 2013 public offering	16,445	$17.47	$285,993
October 2013 public offering	12,650	$16.98	$214,339
April 2013 public offering	19,148	$17.43	$333,144

Total for the year ended December 31, 2013	48,243		$833,476
2012
August 2012 public offering	25,875	$16.55	$427,566
January 2012 public offering	16,422	$15.41	$252,415

Total for the year ended December 31, 2012	42,297		$679,981

(1)
The shares were sold to the underwriters for a price equal to the offering price per share, which the underwriters were then permitted to sell at variable prices to the public.

        The Company used the net proceeds from the 2013 and 2012 public equity offerings to repay outstanding indebtedness and for general corporate purposes, which included funding investments in accordance with its investment objective.

        There were no sales of the Company's equity securities for the year ended December 31, 2011.

9.     EARNINGS PER SHARE

        The following information sets forth the computations of basic and diluted net increase in stockholders' equity resulting from operations per share for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
	2013	2012	2011
Net increase in stockholders' equity resulting from operations available to common stockholders	$488,521	$508,178	$319,453
Weighted average shares of common stock outstanding—basic and diluted	266,939	230,151	204,860
Basic and diluted net increase in stockholders' equity resulting from operations per share	$1.83	$2.21	$1.56

        For the purpose of calculating diluted net increase in stockholders' equity resulting from operations per share, the average closing price of the Company's common stock for the year ended December 31, 2013 as well as from the date of issuance of the 2019 Convertible Notes through December 31, 2013 was each less than the conversion price for each of the Convertible Unsecured Notes outstanding as of December 31, 2013. For the year ended December 31, 2012, the date of issuance of the 2018 Convertible Notes through December 31, 2012 and the date of issuance of the 2017 Convertible Notes through December 31, 2012, the average closing price of the Company's common stock for such period was each less than the conversion price for each of the Convertible Unsecured Notes outstanding as of December 31, 2012. Therefore, for all periods presented in the financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Unsecured Notes have no impact on the computation of diluted net increase in stockholders' equity resulting from operations per share.

10.   INCOME AND EXCISE TAXES

        For income tax purposes, dividends paid and distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Dividends paid per common share for the years ended December 31, 2013, 2012 and 2011 were taxable as follows (unaudited):

	For the Year Ended December 31,
	2013	2012	2011
Ordinary income(1)	$1.57	$1.56	$1.16
Capital gains	—	0.04	0.25

Total	$1.57	$1.60	$1.41

(1)
For the years ended December 31, 2013, 2012 and 2011, ordinary income included dividend income of approximately $0.1082, $0.0918 and $0.0619, per share, respectively, that qualified to be taxed at the maximum capital gains rate. For certain eligible corporate shareholders, these dividends were eligible for the dividends received deduction.

        The following reconciles net increase in stockholders' equity resulting from operations to taxable income for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
	2013	2012	2011
	(Estimated)(1)
Net increase in stockholders' equity resulting from operations	$488,521	$508,178	$319,453
Adjustments:
Net unrealized (gain) loss on investments	5,610	(115,261)	40,192
Other income not currently taxable	(78,309)	(26,270)	(55,936)
Other income for tax but not book	51,868	55,723	73,657
Expenses not currently deductible	25,549	46,333	59,019
Other deductible expenses	(4,628)	(6,211)	(1,210)
Other realized gain/loss differences	(65,724)	(15,689)	(33,720)

Taxable income	$422,887	$446,803	$401,455

(1)
The calculation of estimated 2013 taxable income includes a number of estimated inputs, including information received from third parties and, as a result, actual 2013 taxable income will not be finally determined until the Company's 2013 tax return is filed in 2014 (and, therefore, such estimate is subject to change).

        Taxable income generally differs from net increase in stockholders' equity resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. In addition, on April 1, 2010, the Company acquired Allied Capital in a tax-free merger, which has caused certain merger-related items to vary in their deductibility for GAAP and tax purposes.

        Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. As of December 31, 2013, the Company estimates that it will have a capital loss carryforward of approximately $129 million available for use in later tax years. Because of the loss limitation rules of the Code, some of the tax basis capital losses may be limited in their use. The unused balance will be carried forward and utilized as gains are realized, subject to such limitations. In addition to the capital loss carryforwards, the Company realized net losses totaling approximately $0.3 billion from the Allied Capital portfolio since the Allied Acquisition through December 31, 2013, that have not yet been deducted for tax purposes as their deductibility in years since the Allied Acquisition was limited by the Code. While the Company's ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, substantially all of the Company's capital loss carryforwards and the net realized losses from the Allied Capital portfolio may become permanently unavailable due to limitations by the Code.

        For 2013, the Company had estimated taxable income in excess of the distributions made from such taxable income during the year, and therefore, the Company has elected to carry forward the excess for distribution to shareholders in 2014. The amount carried forward to 2014 is estimated to be approximately $244 million, although this amount will not be finalized until the 2013 tax returns are filed in 2014. For 2012, the Company had taxable income in excess of the distributions made from such taxable income during the year, and therefore, the Company elected to carry forward the excess for distribution to shareholders in 2013. The amount carried forward to 2013 was approximately $246 million. For 2011, the Company had taxable income in excess of distributions made from such taxable income during the year, and therefore, the Company carried forward the excess for distribution to shareholders in 2012. The amount carried forward to 2012 was approximately $177 million. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company accrues excise tax on estimated excess taxable income. For the years ended December 31, 2013, 2012 and 2011, a net expense of $10,277, $7,937 and $6,605, respectively, was recorded for U.S. federal excise tax.

        As of December 31, 2013, the cost basis of investments for tax purposes was $8.5 billion resulting in estimated gross unrealized gains and losses of $0.3 billion and $1.2 billion, respectively. As of December 31, 2012, the cost basis of investments for tax purposes was $6.8 billion resulting in estimated gross unrealized gains and losses of $0.3 billion and $1.2 billion, respectively. As of December 31, 2013 and 2012, the cost of investments for tax purposes was greater than the amortized cost of investments for book purposes of $7.5 billion and $5.8 billion, respectively, primarily as a result of the Allied Acquisition. The Allied Acquisition qualified as a tax free merger, which resulted in the acquired assets retaining Allied Capital's cost basis at the merger date.

        In general, the Company may make certain adjustments to the classification of stockholders' equity as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes, among other items. During the year ended December 31, 2013, the Company decreased accumulated overdistributed net investment income by $14,106, increased accumulated net realized loss on investments, foreign currency transactions, extinguishment of debt and other assets by $26,151 and increased capital in excess of par value by $12,045. During the year ended December 31, 2012, the Company decreased accumulated overdistributed net investment income by $11,172, increased accumulated net realized loss on investments, foreign currency transactions, extinguishment of debt and other assets by $27,982 and increased capital in excess of par value by $16,810. During the year ended December 31, 2011, the Company decreased accumulated overdistributed net investment income by $7,474, increased accumulated net realized loss on investments, foreign currency transactions, extinguishment of debt and other assets by $126,234 and increased capital in excess of par value by $118,760.

        Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2013, 2012 and 2013, the Company recorded a tax expense of approximately $3,828, $3,235 and $869, respectively, for these subsidiaries.

11.   DIVIDENDS AND DISTRIBUTIONS

        The following table summarizes the Company's dividends declared and payable during the years ended December 31, 2013, 2012 and 2011:

Date declared	Record date	Payment date	Per share amount		Total amount
November 5, 2013	December 16, 2013	December 31, 2013	$0.38		$112,307
November 5, 2013	December 16, 2013	December 31, 2013	$0.05	(1)	14,777
August 6, 2013	September 16, 2013	September 30, 2013	$0.38		101,959
May 7, 2013	June 14, 2013	June 28, 2013	$0.38		101,856
February 27, 2013	March 15, 2013	March 29, 2013	$0.38		94,488

Total declared for 2013			$1.57		$425,387

November 5, 2012	December 14, 2012	December 28, 2012	$0.38		$94,360
November 5, 2012	December 14, 2012	December 28, 2012	$0.05	(1)	12,415
August 7, 2012	September 14, 2012	September 28, 2012	$0.38		94,250
August 7, 2012	September 14, 2012	September 28, 2012	$0.05	(1)	12,401
May 8, 2012	June 15, 2012	June 29, 2012	$0.37		82,094
February 28, 2012	March 15, 2012	March 30, 2012	$0.37		81,974

Total declared for 2012			$1.60		$377,494

November 8, 2011	December 15, 2011	December 30, 2011	$0.36		$74,137
August 4, 2011	September 15, 2011	September 30, 2011	$0.35		71,643
May 3, 2011	June 15, 2011	June 30, 2011	$0.35		71,663
March 1, 2011	March 15, 2011	March 31, 2011	$0.35		71,547

Total declared for 2011			$1.41		$288,990

(1)
Represents an additional dividend.

        The table above does not include an additional dividend of $0.05 per share, payable, subject to the satisfaction of certain Maryland law requirements, on March 28, 2014 to stockholders of record as of March 14, 2014, which was previously declared on November 5, 2013.

        The Company has a dividend reinvestment plan that was amended effective March 28, 2012, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. Prior to the amendment, if the Company issued new shares to implement the dividend reinvestment plan, the issue price was equal to the closing price of its common stock on the dividend record date. As a result of the amendment, when the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the years ended December 31, 2013, 2012 and 2011, was as follows:

	2013	2012	2011
Shares issued	1,076	1,226	711
Average price per share	$17.58	$16.68	$16.24
Shares purchased by plan agent for shareholders	—	—	785
Average price per share	$—	$—	$14.71

12.   RELATED PARTY TRANSACTIONS

        In accordance with the investment advisory and management agreement, the Company bears all costs and expenses of the operation of the Company and reimburses its investment adviser or its affiliates for certain of such costs and expenses incurred in the operation of the Company. For the years ended December 31, 2013, 2012 and 2011, the Company's investment adviser or its affiliates incurred such expenses totaling $5,250, $3,528 and $4,646, respectively. As of December 31, 2013, $1,572 was unpaid and such payable is included in "accounts payable and other liabilities" in the accompanying consolidated balance sheet.

        The Company is party to an office lease pursuant to which it is leasing New York office facilities from a third party (the "43rd/44th Floor Space"). The Company has previously entered into separate subleases with Ares Management and IHAM, pursuant to which Ares Management and IHAM subleased 15% and 20%, respectively, of the Company's 43rd/44th Floor Space for a rent equal to 15% and 20%, respectively, of the base annual rent payable by the Company under the Company's lease for the 43rd/44th Floor Space, plus certain additional costs and expenses. In September 2013, these subleases were amended to provide that Ares Management and IHAM sublease approximately 35% and 18%, respectively, of the 43rd/44th Floor Space for a rent equal to 35% and 18%, respectively, of the base annual rent payable by the Company under the Company's lease for the 43rd/44th Floor Space, plus certain additional costs and expenses.

        The Company is also party to an office lease pursuant to which it began leasing additional New York office space in early 2013 (the "42nd Floor Space"). The Company has entered into a sublease with Ares Management to sublease 100% of the 42nd Floor Space to Ares Management for a rent equal to 100% of the base annual rent payable by us under our lease for the 42nd Floor Space, plus certain additional costs and expenses.

        The Company also is party to an office lease with a third party for office space in Washington D.C. The Company entered into an office sublease with Ares Management in September 2013, pursuant to which Ares Management subleases approximately 54% of the Washington, D.C. office space leased by the Company for a rent equal to 54% of the base annual rent payable by us under our office lease, plus certain additional costs and expenses.

        For the years ended December 31, 2013, 2012 and 2011, amounts payable to the Company under these subleases described above totaled $2,183, $1,587 and $812, respectively.

        In September 2013, the Company also entered into two office subleases with Ares Management, pursuant to which (i) the Company subleases approximately 42% of Ares Management's Chicago office space for a rent equal to 42% of the base annual rent payable by Ares Management under its office lease, plus certain additional costs and expenses and (ii) the Company subleases approximately 7% of certain of Ares Management's Los Angeles office space for a rent equal to 7% of the base annual rent payable by Ares Management under such office lease, plus certain additional costs and expenses. For the year ended December 31, 2013, amounts payable under these subleases by the Company to Ares Management totaled $185.

        The current above allocations are as of December 31, 2013. The allocations in connection with the Company's subleases described above are subject to change and future review. These percentages are subject to change depending on the composition of, and functions performed by, the staff in each of these offices.

        In April 2012, the Company entered into an office sublease with Ares Commercial Real Estate Management LLC ("ACREM"), a wholly owned subsidiary of Ares Management and manager of Ares Commercial Real Estate Corporation, pursuant to which the Company was subleasing approximately 12% of ACREM's Chicago office space for a fixed rent equal to 12% of the base annual rent payable by ACREM under its office lease, plus certain additional costs and expenses. The Company's office sublease with ACREM was terminated on June 30, 2013. For the years ended December 31, 2013 and 2012, amounts payable under this sublease by the Company to ACREM totaled $26 and $55, respectively.

        See Notes 3 and 4 for descriptions of other related party transactions.

13.   FINANCIAL HIGHLIGHTS

        The following is a schedule of financial highlights as of and for the years ended December 31, 2013, 2012 and 2011:

	As of and for the Year Ended
Per Share Data:	December 31, 2013	December 31, 2012	December 31, 2011
Net asset value, beginning of period(1)	$16.04	$15.34	$14.92
Issuances of common stock	0.16	0.05	—
Issuances of the Convertible Unsecured Notes	—	0.04	0.27
Net investment income for period(2)	1.61	1.52	1.38
Net realized and unrealized gains for period(2)	0.22	0.69	0.18

Net increase in stockholders' equity	1.99	2.30	1.83
Total distributions to stockholders	(1.57)	(1.60)	(1.41)

Net asset value at end of period(1)	$16.46	$16.04	$15.34

Per share market value at end of period	$17.77	$17.50	$15.45
Total return based on market value(3)	10.51%	23.62%	2.31%
Total return based on net asset value(4)	11.41%	14.34%	10.45%
Shares outstanding at end of period	297,971	248,653	205,130
Ratio/Supplemental Data:
Net assets at end of period	$4,904,444	$3,988,346	$3,147,265
Ratio of operating expenses to average net assets(5)(6)	10.03%	10.70%	10.94%
Ratio of net investment income to average net assets(5)(7)	9.86%	9.62%	8.97%
Portfolio turnover rate(5)	27%	45%	53%

(1)
The net assets used equals the total stockholders' equity on the consolidated balance sheet.

(2)
Weighted average basic per share data.

(3)
For the year ended December 31, 2013, the total return based on market value equaled the increase of the ending market value at December 31, 2013 of $17.77 per share from the ending market value at December 31, 2012 of $17.50 per share plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2013, divided by the market value at December 31, 2012. For the year ended December 31, 2012, the total return based on market value equaled the increase of the ending market value at December 31, 2012 of $17.50 per share from the ending market value at December 31, 2011 of $15.45 per share plus the declared and payable dividends of $1.60 per share for the year ended December 31, 2012, divided by the market value at December 31, 2011.For the year ended December 31, 2011, the total return based on market value for the year ended December 31, 2011 equaled the decrease of the ending market value at December 30, 2011 of $15.45 per share from the ending market value at December 31, 2010 of $16.48 per share plus the declared and payable dividends of $1.41 per share for the year ended December 31, 2011, divided by the market value at December 31, 2010. Total return based on market value is not annualized. The Company's shares fluctuate in value. The Company's performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4)
For the year ended December 31, 2013, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2013, divided by the beginning net asset value for the period. For the year ended December 31, 2012, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.60 per share for the year ended December 31, 2012 divided by the beginning net asset value for the period. For the year ended December 31, 2011, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.41 per share for the year ended December 31, 2011 divided by the beginning net asset value for the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan, the issuance of common stock in connection with any equity offerings and the equity components of any convertible notes issued during the period. Total return based on net asset value is not annualized. The Company's performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)
The ratios reflect an annualized amount.

(6)
For the year ended December 31, 2013, the ratio of operating expenses to average net assets consisted of 2.40% of base management fees, 2.80% of incentive fees, 3.94% of the cost of borrowing and 0.89% of other operating expenses. For the year ended December 31, 2012, the ratio of operating expenses to average net assets consisted of 2.38% of base management fees, 3.50% of incentive fees, 3.94% of the cost of borrowing and other operating expenses of 0.88%. For the year ended December 31, 2011, the ratio of operating expenses to average net assets consisted of 2.27% of base management fees, 3.57% of incentive fees, 3.89% of the cost of borrowing and other operating expenses of 1.21%. These ratios reflect annualized amounts.

(7)
The ratio of net investment income to average net assets excludes income taxes related to realized gains.

14.   SELECTED QUARTERLY DATA (Unaudited)

	2013
	Q4	Q3	Q2	Q1
Total investment income	$233,742	$246,801	$206,123	$195,055
Net investment income before net realized and unrealized gains (losses) and incentive compensation	$145,003	$161,421	$126,951	$119,182
Incentive compensation	$33,493	$35,199	$33,374	$20,085
Net investment income before net realized and unrealized gains (losses)	$111,510	$126,222	$93,577	$99,097
Net realized and unrealized gains (losses)	$22,374	$14,575	$39,921	$(18,755)
Net increase in stockholders' equity resulting from operations	$133,884	$140,797	$133,498	$80,342
Basic and diluted earnings per common share	$0.47	$0.52	$0.50	$0.32
Net asset value per share as of the end of the quarter	$16.46	$16.35	$16.21	$15.98

	2012
	Q4	Q3	Q2	Q1
Total investment income	$212,160	$190,572	$177,555	$167,738
Net investment income before net realized and unrealized gains and incentive compensation	$138,249	$123,599	$110,634	$103,424
Incentive compensation	$43,787	$34,139	$22,733	$26,386
Net investment income before net realized and unrealized gains	$94,462	$89,460	$87,901	$77,038
Net realized and unrealized gains	$80,682	$47,095	$3,031	$28,509
Net increase in stockholders' equity resulting from operations	$175,144	$136,555	$90,932	$105,547
Basic and diluted earnings per common share	$0.71	$0.59	$0.41	$0.49
Net asset value per share as of the end of the quarter	$16.04	$15.74	$15.51	$15.47

	2011
	Q4	Q3	Q2	Q1
Total investment income	$187,123	$167,365	$144,307	$135,691
Net investment income before net realized and unrealized gains (losses) and incentive compensation	$121,990	$108,517	$85,509	$78,764
Incentive compensation	$29,531	$10,159	$41,746	$30,941
Net investment income before net realized and unrealized gains (losses)	$92,459	$98,358	$43,763	$47,823
Net realized and unrealized gains (losses)	$25,666	$(57,719)	$(6,840)	$75,943
Net increase in stockholders' equity resulting from operations	$118,125	$40,639	$36,923	$123,766
Basic and diluted earnings per common share	$0.58	$0.20	$0.18	$0.61
Net asset value per share as of the end of the quarter	$15.34	$15.13	$15.28	$15.45

15.   LITIGATION

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

        On May 20, 2013, the Company was named as one of several defendants in an action filed in the United States District Court for the Eastern District of Pennsylvania by the bankruptcy trustee of DSI Renal Holdings LLC and two related companies. The complaint in the action alleges, among other things, that each of the named defendants participated in a purported "fraudulent transfer" involving the restructuring of a subsidiary of DSI Renal Holdings LLC. Among other things, the complaint seeks, jointly and severally from all defendants, (1) damages of approximately $425 million, of which the complaint states the Company's individual share is approximately $117 million, and (2) punitive damages. The Company is currently unable to assess with any certainty whether it may have any exposure in this action. The Company believes the claims are without merit and intends to vigorously defend itself in this action.

16.   SUBSEQUENT EVENTS

        The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of and for the year ended December 31, 2013, except as disclosed below.

        In January 2014, the Company issued an additional $150,000 aggregate principal amount of the 2018 Notes (the "Additional 2018 Notes") at a premium of 102.7% of their principal amount. Total proceeds from the issuance of the Additional 2018 Notes, net of underwriting discounts and offering costs, were approximately $151,900.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES CAPITAL CORPORATION
By:	/s/ MICHAEL J. AROUGHETI Michael J. Arougheti Chief Executive Officer Dated: February 26, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ MICHAEL J. AROUGHETI Michael J. Arougheti Chief Executive Officer (principal executive officer) and Director Dated: February 26, 2014
By:	/s/ PENNI F. ROLL Penni F. Roll Chief Financial Officer (principal financial officer) Dated: February 26, 2014
By:	/s/ SCOTT C. LEM Scott C. Lem Chief Accounting Officer (principal accounting officer) Dated: February 26, 2014
By:	/s/ STEVE BARTLETT Steve Bartlett Director Dated: February 26, 2014
By:	/s/ ANN TORRE BATES Ann Torre Bates Director Dated: February 26, 2014
By:	/s/ STEVEN B. MCKEEVER Steven B. McKeever Director Dated: February 26, 2014
By:	/s/ FRANK E. O'BRYAN Frank E. O'Bryan Director Dated: February 26, 2014

By:	/s/ ANTONY P. RESSLER Antony P. Ressler Director Dated: February 26, 2014
By:	/s/ ROBERT L. ROSEN Robert L. Rosen Director Dated: February 26, 2014
By:	/s/ BENNETT ROSENTHAL Bennett Rosenthal Director Dated: February 26, 2014
By:	/s/ ERIC B. SIEGEL Eric B. Siegel Director Dated: February 26, 2014