Form 10-Q
period 2014-03-31
ARES CAPITAL CORP
filed 2014-05-06
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2014
Common stock, $0.001 par value	298,269,678

ARES CAPITAL CORPORATION

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands, except per share data)

	As of
	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate investments	$5,198,593	$5,136,612
Non-controlled affiliate company investments	275,016	260,484
Controlled affiliate company investments	2,325,987	2,235,801
Total investments at fair value (amortized cost of $7,711,474 and $7,537,403 respectively)	7,799,596	7,632,897
Cash and cash equivalents	146,639	149,629
Interest receivable	141,248	123,981
Receivable for open trades	6,920	128,566
Other assets	105,120	106,431
Total assets	$8,199,523	$8,141,504
LIABILITIES
Debt	$3,058,693	$2,986,275
Management and incentive fees payable	122,849	139,208
Accounts payable and other liabilities	77,263	68,649
Interest and facility fees payable	41,383	42,828
Payable for open trades	769	100
Total liabilities	3,300,957	3,237,060
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share, 500,000 common shares authorized 298,270 and 297,971 common shares issued and outstanding, respectively	298	298
Capital in excess of par value	4,987,734	4,982,477
Accumulated overdistributed net investment income	(24,576)	(8,785)
Accumulated net realized loss on investments, foreign currency transactions, extinguishment of debt and other assets	(152,995)	(165,040)
Net unrealized gain on investments and foreign currency transactions	88,105	95,494
Total stockholders’ equity	4,898,566	4,904,444
Total liabilities and stockholders’ equity	$8,199,523	$8,141,504
NET ASSETS PER SHARE	$16.42	$16.46

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	For the three months ended
	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income from investments	$99,781	$85,122
Capital structuring service fees	14,323	4,104
Dividend income	7,976	4,024
Management and other fees	—	314
Other income	7,048	6,195
Total investment income from non-controlled/non-affiliate company investments	129,128	99,759

From non-controlled affiliate company investments:
Interest income from investments	2,900	6,016
Capital structuring service fees	650	—
Dividend income	2,672	603
Other income	327	91
Total investment income from non-controlled affiliate company investments	6,549	6,710

From controlled affiliate company investments:
Interest income from investments	70,843	53,039
Capital structuring service fees	5,925	1,887
Dividend income	20,078	27,462
Management and other fees	5,952	4,184
Other income	1,244	2,014
Total investment income from controlled affiliate company investments	104,042	88,586

Total investment income	239,719	195,055

EXPENSES:
Interest and credit facility fees	52,493	39,347
Base management fees	30,084	23,218
Incentive fees	29,253	20,085
Administrative fees	3,743	2,592
Other general and administrative	6,430	6,912
Total expenses	122,003	92,154

NET INVESTMENT INCOME BEFORE INCOME TAXES	117,716	102,901

Income tax expense, including excise tax	5,380	3,804

NET INVESTMENT INCOME	112,336	99,097

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCY TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	10,148	10,651
Non-controlled affiliate company investments	38	17
Controlled affiliate company investments	1,768	1,010
Foreign currency transactions	163	—
Net realized gains	12,117	11,678

Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	(14,879)	5,949
Non-controlled affiliate company investments	14,919	(1,353)
Controlled affiliate company investments	(7,414)	(35,029)
Foreign currency transactions	(15)	—
Net unrealized losses	(7,389)	(30,433)

Net realized and unrealized gains (losses) on investments and foreign currency transactions	4,728	(18,755)

REALIZED LOSSES ON EXTINGUISHMENT OF DEBT	(72)	—
NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$116,992	$80,342

BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 10)	$0.39	$0.32

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING — BASIC AND DILUTED (see Note 10)	297,972	248,658

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2014

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
CIC Flex, LP (9)	Investment partnership	Limited partnership units (0.94 units)		9/7/2007	$811	$3,561	(2)
Covestia Capital Partners, LP (9)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	487	838	(2)
Dynamic India Fund IV, LLC (8)(9)	Investment company	Member interest (5.44% interest)		4/1/2010	4,822	2,903
HCI Equity, LLC (7)(8)(9)	Investment company	Member interest (100.00% interest)		4/1/2010	112	411
Imperial Capital Private Opportunities, LP (9)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	5,914	12,548	(2)
Partnership Capital Growth Fund I, L.P. (9)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	1,403	3,631	(2)
Partnership Capital Growth Investors III, L.P. (9)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	1,843	1,999	(2)
Piper Jaffray Merchant Banking Fund I, L.P. (9)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	828	767	(2)
Senior Secured Loan Fund LLC (7)(10)	Co-investment vehicle	Subordinated certificates ($1,814,766 par due 12/2024)	8.23% (Libor + 8.00%/Q)(26)	10/30/2009	1,814,766	1,841,987
		Membership interest (87.50% interest)		10/30/2009	—	—
					1,814,766	1,841,987
VSC Investors LLC (9)	Investment company	Membership interest (1.95% interest)		1/24/2008	695	1,267	(2)
					1,831,681	1,869,912		38.17%
Healthcare-Services
Alegeus Technologies Holdings Corp.	Benefits administration and transaction processing provider	Preferred stock (2,997 shares)		12/13/2013	3,087	2,702
		Common stock (3 shares)		12/13/2013	3	27
					3,090	2,729
ATI Phyiscal Therapy Holdings, LLC	Outpatient rehabilitation services provider	Class C common stock (51,005 shares)		12/13/2013	53	55
AxelaCare Holdings, Inc. and AxelaCare Investment Holdings, L.P.	Provider of home infusion services	First lien senior secured loan ($4,430 par due 4/2019)	5.75% (Libor + 4.50%/Q)	4/12/2013	4,430	4,430	(2)(25)
		Preferred units (8,218,160 units)		4/12/2013	822	820	(2)
		Common units (83,010 units)		4/12/2013	8	7	(2)
					5,260	5,257
California Forensic Medical Group, Incorporated	Correctional facility healthcare operator	First lien senior secured loan ($53,504 par due 11/2018)	9.25% (Libor + 8.00%/Q)	11/16/2012	53,504	53,504	(3)(25)
CCS Group Holdings, LLC	Correctional facility healthcare operator	Class A units (601,937 units)		8/19/2010	602	1,423	(2)
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings LLC (6)	Healthcare analysis services provider	First lien senior secured revolving loan ($144 par due 10/2018)	6.25% (Base Rate + 3.00%/Q)	10/4/2013	144	144	(2)(25)
		Class A common stock (9,679 shares)		6/15/2007	2,543	4,449	(2)
		Class C common stock (1,546 shares)		6/15/2007	—	711	(2)
					2,687	5,304
Dialysis Newco, Inc.	Dialysis provider	First lien senior secured loan ($1,823 par due 8/2020)	5.25% (Libor + 4.25%/Q)	8/16/2013	1,823	1,823	(2)(25)
		First lien senior secured loan ($13,676 par due 8/2020)	5.25% (Libor + 4.25%/Q)	8/16/2013	13,676	13,676	(2)(25)
		Second lien senior secured loan ($56,500 par due 2/2021)	9.75% (Libor + 8.50%/Q)	8/16/2013	56,500	58,195	(2)(25)
					71,999	73,694
DNAnexus, Inc.	Bioinformatics company	First lien senior secured loan ($5,000 par due 10/2017)	9.25%	3/21/2014	4,752	5,000	(2)
		Warrants to purchase up to 454,546 units of Series C preferred stock		3/21/2014	—	—	(2)
					4,752	5,000

As of March 31, 2014

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Genocea Biosciences, Inc.	Vaccine discovery technology company	First lien senior secured loan ($10,000 par due 4/2017)	8.00%	9/30/2013	9,818	10,000	(2)
		Common stock (34,500 shares)		9/30/2013	—	654	(2)
					9,818	10,654
GI Advo Opco, LLC	Residential behavioral treatment services provider	First lien senior secured loan ($14,523 par due 6/2017)	6.00% (Libor + 4.75%/Q)	12/13/2013	14,922	14,523	(25)
		First lien senior secured loan ($280 par due 6/2017)	7.00% (Base Rate + 3.75%/Q)	12/13/2013	288	280	(25)
					15,210	14,803
Global Healthcare Exchange, LLC and GHX Ultimate Parent Corp.	On-demand supply chain automation solutions provider	First lien senior secured loan ($125,000 par due 3/2020)	10.00% (Libor + 9.00%/Q)	3/11/2014	123,835	125,000	(2)(25)
		Class A common stock (2,475 shares)		3/11/2014	2,475	2,475	(2)
		Class B common stock (938 shares)		3/11/2014	25	25	(2)
					126,335	127,500
INC Research, Inc.	Pharmaceutical and biotechnology consulting services	Common stock (1,410,000 shares)		9/27/2010	1,512	1,846	(2)
Intermedix Corporation	Revenue cycle management provider to the emergency healthcare industry	Second lien senior secured loan ($112,000 par due 6/2020)	9.25% (Libor + 8.25%/Q)	12/27/2012	112,000	112,000	(2)(25)
LM Acquisition Holdings, LLC (8)	Developer and manufacturer of medical equipment	Class A units (426 units)		9/27/2013	1,000	1,024	(2)
MC Acquisition Holdings I, LLC	Healthcare professional provider	Class A units (1,000,000 units)		1/17/2014	1,000	1,000	(2)
Monte Nido Holdings, LLC	Outpatient eating disorder treatment provider	First lien senior secured loan ($44,750 par due 12/2019)	7.75% (Libor + 6.75%/Q)	12/20/2013	44,750	44,750	(2)(19)(25)
MW Dental Holding Corp.	Dental services provider	First lien senior secured loan ($1,000 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	1,000	1,000	(2)(25)
		First lien senior secured loan ($35,004 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	35,004	35,004	(2)(25)
		First lien senior secured loan ($48,609 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	48,609	48,609	(3)(25)
		First lien senior secured loan ($9,771 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	9,771	9,771	(4)(25)
					94,384	94,384
Napa Management Services Corporation	Anesthesia management services provider	First lien senior secured loan ($66,734 par due 2/2019)	6.00% (Libor + 5.00%/Q)	4/15/2011	66,734	66,734	(2)(22)(25)
		First lien senior secured loan ($33,266 par due 2/2019)	6.00% (Libor + 5.00%/Q)	4/15/2011	33,206	33,266	(3)(22)(25)
		Common units (5,345 units)		4/15/2011	5,623	8,717	(2)
					105,563	108,717
National Healing Corporation and National Healing Holding Corp.	Wound care service and equipment provider	Second lien senior secured loan ($10,000 par due 2/2020)	9.25% (Libor + 8.00%/Q)	12/13/2013	10,285	10,200	(25)
		Preferred stock (869,565 shares)		12/13/2013	1,296	1,462
					11,581	11,662
Netsmart Technologies, Inc. and NS Holdings, Inc.	Healthcare technology provider	First lien senior secured loan ($2,817 par due 12/2017)	8.75% (Libor + 7.50%/Q)	12/18/2012	2,817	2,817	(2)(17)(25)
		First lien senior secured loan ($36,027 par due 12/2017)	8.75% (Libor + 7.50%/Q)	12/18/2012	36,027	36,027	(2)(17)(25)
		Common stock (2,500,000 shares)		6/21/2010	2,500	3,715	(2)
					41,344	42,559
New Trident Holdcorp, Inc.	Outsourced mobile diagnostic healthcare service provider	Second lien senior secured loan ($80,000 par due 7/2020)	10.25% (Libor + 9.00%/Q)	8/6/2013	78,505	80,000	(2)(25)
OmniSYS Acquisition Corporation, OmniSYS, LLC, and OSYS Holdings, LLC	Provider of technology-enabled solutions to pharmacies	First lien senior secured loan ($20,869 par due 11/2018)	8.50% (Libor + 7.50%/Q)	11/21/2013	20,869	20,869	(2)(25)
		Limited liability company membership interest (1.57%)		11/21/2013	1,000	1,031	(2)
					21,869	21,900

As of March 31, 2014

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
PerfectServe, Inc.	Communications software platform provider for hospitals and physician practices	First lien senior secured loan ($3,500 par due 4/2017)	10.00%	12/26/2013	3,467	3,500	(2)
		Warrants to purchase up to 34,113 units of Series C preferred stock		12/26/2013	—	70	(2)
					3,467	3,570
PG Mergersub, Inc. and PGA Holdings, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Second lien senior secured loan ($2,368 par due 10/2018)	8.25% (Libor + 7.00%/M)	12/13/2013	2,435	2,368	(25)
		Second lien senior secured loan ($21,316 par due 10/2018)	8.25% (Libor + 7.00%/M)	4/19/2012	21,316	21,316	(2)(25)
		Preferred stock (333 shares)		3/12/2008	125	18	(2)
		Common stock (16,667 shares)		3/12/2008	167	892	(2)
					24,043	24,594
Physiotherapy Associates Holdings, Inc.	Outpatient rehabilitation physical therapy provider	Class A common stock (100,000 shares)		12/13/2013	3,090	3,090
POS I Corp. (fka Vantage Oncology, Inc.)	Radiation oncology care provider	Common stock (62,157 shares)		2/3/2011	4,670	1,043	(2)
RCHP, Inc.	Operator of general acute care hospitals	First lien senior secured loan ($4,875 par due 11/2018)	7.00% (Libor + 5.75%/Q)	11/4/2011	4,875	4,875	(2)(25)
		First lien senior secured loan ($60,365 par due 11/2018)	7.00% (Libor + 5.75%/Q)	11/4/2011	60,344	60,365	(3)(25)
		First lien senior secured loan ($9,975 par due 11/2018)	7.00% (Libor + 5.75%/Q)	11/4/2011	9,975	9,975	(4)(25)
		Second lien senior secured loan ($85,000 par due 5/2019)	11.50% (Libor + 10.00%/Q)	11/4/2011	85,000	85,850	(2)(25)
					160,194	161,065
Reed Group, Ltd.	Medical disability management services provider	Equity interests		4/1/2010	—	—	(2)
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	First lien senior secured loan ($3,200 par due 7/2015)	11.00%	6/28/2012	3,191	3,200	(2)
		Warrants to purchase up to 99,094 shares of Series C preferred stock		6/26/2012	38	29	(2)
					3,229	3,229
Sage Products Holdings III, LLC	Patient infection control and preventive care solutions provider	Second lien senior secured loan ($75,000 par due 6/2020)	9.25% (Libor + 8.00%/Q)	12/13/2012	75,000	75,000	(2)(25)
Sorbent Therapeutics, Inc.	Orally-administered drug developer	First lien senior secured loan ($6,370 par due 9/2016)	10.25%	4/23/2013	6,370	6,370	(2)
		Warrant to purchase up to 727,272 shares of Series C Preferred Stock		4/23/2013	—	25	(2)
					6,370	6,395
SurgiQuest, Inc.	Medical device company	First lien senior secured revolving loan ($2,200 par due 9/2014)	8.50%	9/28/2012	2,200	2,200	(2)
		First lien senior secured loan ($5,726 par due 10/2017)	10.00%	9/28/2012	5,603	5,726	(2)
		First lien senior secured loan ($2,000 par due 10/2017)	10.69%	9/28/2012	1,957	2,000	(2)
		Warrants to purchase up to 54,672 shares of Series D-4 convertible preferred stock		9/28/2012	—	—	(2)
					9,760	9,926
U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	First lien senior secured loan ($29,925 par due 12/2019)	7.25% (Base Rate + 4.00%/Q)	12/31/2013	29,925	29,925	(2)(25)
Young Innovations, Inc.	Dental supplies and equipment manufacturer	First lien senior secured loan ($9,445 par due 1/2019)	5.75% (Libor + 4.50%/Q)	1/31/2013	9,445	9,445	(3)(25)
		First lien senior secured loan ($8 par due 1/2019)	6.75% (Base Rate + 3.50%/Q)	1/31/2013	8	8	(3)(25)

As of March 31, 2014

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($12,958 par due 1/2019)	5.75% (Libor + 4.50%/Q)	1/31/2013	12,958	12,958	(4)(25)
		First lien senior secured loan ($12 par due 1/2019)	6.75% (Base Rate + 3.50%/Q)	1/31/2013	12	12	(4)(25)
					22,423	22,423
					1,148,989	1,160,025		23.68%
Business Services
2329497 Ontario Inc. (8)	Provider of outsourced data center infrastructure and related services	Second lien senior secured loan ($45,000 par due 6/2019)	10.50% (Libor + 9.25%/M)	12/13/2013	43,496	41,557	(25)
Access CIG, LLC	Records and information management services provider	First lien senior secured loan ($988 par due 10/2017)	7.00% (Libor + 5.75%/M)	10/5/2012	988	988	(2)(25)
BlackArrow, Inc.	Advertising and data solutions software platform provider for the television and video industry	First lien senior secured loan ($8,000 par due 9/2017)	9.25%	3/13/2014	7,723	7,920	(2)
		Warrants to purchase up to 517,386 shares of Series C preferred stock		3/13/2014	—	76	(2)
					7,723	7,996
BluePay Processing, Inc.	Technology-enabled payment processing solutions provider	First lien senior secured loan ($5,970 par due 8/2019)	5.00% (Libor + 4.00%/Q)	8/30/2013	5,970	5,970	(2)(25)
		First lien senior secured loan ($15 par due 8/2019)	6.25% (Base Rate + 3.00%/Q)	8/30/2013	15	15	(2)(25)
					5,985	5,985
Cast & Crew Payroll, LLC and Centerstage Co-Investors, L.L.C. (6)	Payroll and accounting services provider to the entertainment industry	First lien senior secured loan ($12,934 par due 12/2017)	5.75% (Libor + 4.75%/Q)	12/24/2012	12,934	12,934	(2)(18)(25)
		First lien senior secured loan ($44,671 par due 12/2017)	5.75% (Libor + 4.75%/Q)	12/24/2012	44,671	44,671	(3)(18)(25)
		Class A membership units (2,500,000 units)		12/24/2012	2,500	4,634	(2)
		Class B membership units (2,500,000 units)		12/24/2012	2,500	4,634	(2)
					62,605	66,873
CIBT Investment Holdings, LLC	Expedited travel document processing services	Class A shares (2,500 shares)		12/15/2011	2,500	3,758	(2)
CitiPostal Inc. (7)	Document storage and management services	First lien senior secured revolving loan ($2,500 par due 12/2014)	6.50% (Libor + 4.50%/M)	4/1/2010	2,500	2,500	(2)(25)
		First lien senior secured loan ($53,846 par due 12/2014)		4/1/2010	52,041	41,500	(2)(24)
		Senior subordinated loan ($21,027 par due 12/2015)		4/1/2010	13,038	—	(2)(24)
		Common stock (37,024 shares)		4/1/2010	—	—
					67,579	44,000
Command Alkon, Inc.	Software solutions provider to the ready-mix concrete industry	Second lien senior secured loan ($10,000 par due 3/2018)	8.75% (Libor + 7.50%/Q)	9/28/2012	10,000	10,000	(2)(25)
		Second lien senior secured loan ($26,500 par due 5/2019)	8.75% (Libor + 7.50%/S)	9/28/2012	26,500	26,500	(2)(25)
					36,500	36,500
Coverall North America, Inc.	Commercial janitorial services provider	Letter of credit facility		1/17/2013	—	—	(29)
First Insight, Inc.	SaaS company providing merchandising and pricing solutions to companies worldwide	First lien senior secured loan ($3,500 par due 4/2017)	9.50%	3/20/2014	3,396	3,465	(2)
		Warrants to purchase up to 122,827 shares of Series C preferred stock		3/20/2014	—	7	(2)
					3,396	3,472
GHS Interactive Security, LLC and LG Security Holdings, LLC	Originates residential security alarm contracts	First lien senior secured loan ($3,915 par due 5/2018)	7.50% (Libor + 6.00%/S)	12/13/2013	3,973	3,954	(25)
		Class A membership units (1,560,000 units)		12/13/2013	1,607	432
					5,580	4,386
HCPro, Inc. and HCP Acquisition Holdings, LLC (7)	Healthcare compliance advisory services	Senior subordinated loan ($9,100 par due 8/2014)		3/5/2013	2,691	—	(2)(24)
		Class A units (14,293,110 units)		6/26/2008	12,793	—	(2)

As of March 31, 2014

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					15,484	—
IfByPhone Inc.	Voice-based marketing automation software provider	First lien senior secured loan ($1,333 par due 11/2015)	11.00%	10/15/2012	1,300	1,333	(2)
		First lien senior secured loan ($733 par due 1/2016)	11.00%	10/15/2012	733	733	(2)
		Warrant to purchase up to 124,300 shares of Series C preferred stock		10/15/2012	88	61	(2)
					2,121	2,127
Investor Group Services, LLC (6)	Business consulting for private equity and corporate clients	Limited liability company membership interest (8.5% interest)		6/22/2006	—	630
IronPlanet, Inc.	Online auction platform provider for used heavy equipment	First lien senior secured revolving loan ($5,000 par due 9/2015)	8.00%	9/24/2013	5,000	5,000	(2)
		First lien senior secured loan ($7,500 par due 7/2017)	9.25%	9/24/2013	7,172	7,350	(2)
		Warrant to purchase to up to 133,333 shares of Series C preferred stock		9/24/2013	214	242	(2)
					12,386	12,592
Itel Laboratories, Inc.	Data services provider for building materials to property insurance industry	Preferred units (1,798,391 units)		6/29/2012	1,000	1,143	(2)
Keynote Systems, Inc. and Hawaii Ultimate Parent Corp., Inc.	Web and mobile cloud performance testing and monitoring services provider	First lien senior secured loan ($183,175 par due 2/2020)	9.50% (Libor + 8.50%/S)	8/22/2013	183,175	183,175	(2)(25)
		Class A common stock (2,970 shares)		8/22/2013	2,970	3,924	(2)
		Class B common stock (1,956,522 shares)		8/22/2013	30	40	(2)
					186,175	187,139
Market Track Holdings, LLC	Business media consulting services company	Preferred stock (1,500 shares)		12/13/2013	1,982	2,097
		Common stock (15,000 shares)		12/13/2013	1,982	2,097
					3,964	4,194
MSC.Software Corporation and Maximus Holdings, LLC	Provider of software simulation tools and related services	First lien senior secured loan ($42,187 par due 11/2017)	8.50% (Libor + 7.25%/Q)	12/13/2013	43,357	43,242	(21)(25)
		Warrants to purchase up to 1,050,013 shares of common stock		12/13/2013	424	1,506
					43,781	44,748
Multi-Ad Services, Inc. (6)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	788	2,178
		Common units (1,725,280 units)		4/1/2010	—	—
					788	2,178
MVL Group, Inc. (7)	Marketing research provider	Senior subordinated loan ($33,576 par due 7/2012)		4/1/2010	30,266	2,485	(2)(24)
		Junior subordinated loan ($185 par due 7/2012)		4/1/2010	—	—	(2)(24)
		Common stock (560,716 shares)		4/1/2010	—	—	(2)
					30,266	2,485
NComputing, Inc.	Desktop virtualization hardware and software technology service provider	Warrant to purchase up to 462,726 shares of Series C preferred stock		3/20/2013	—	45	(2)
Pillar Processing LLC, PHL Investors, Inc., and PHL Holding Co. (6)	Mortgage services	First lien senior secured loan ($3,993 par due 11/2018)		7/31/2008	3,248	2,145	(2)(24)
		First lien senior secured loan ($7,375 par due 5/2019)		11/20/2007	5,592	—	(2)(24)
		Class A common stock (576 shares)		7/31/2012	3,768	—	(2)
					12,608	2,145
Platform Acquisition, Inc.	Data center and managed cloud services provider	Common stock (48,604 shares)		12/13/2013	7,536	7,919
Powersport Auctioneer Holdings, LLC	Powersport vehicle auction operator	Common units (1,972 units)		3/2/2012	1,000	955	(2)
PSSI Holdings, LLC	Provider of mission-critical outsourced cleaning and sanitation	First lien senior secured loan ($956 par due 6/2018)	6.00% (Libor + 5.00%/S)	8/7/2013	956	956	(2)(25)

As of March 31, 2014

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
	services to the food processing industry
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	177	(2)
Rainstor, Inc.	Database solution provider designed to manage Big Data for large enterprises at the lowest total cost	First lien senior secured loan ($2,500 par due 4/2016)	11.25%	3/28/2013	2,446	2,500	(2)
		Warrant to purchase up to 142,210 shares of Series C preferred stock		3/28/2013	88	70	(2)
					2,534	2,570
Ship Investor & Cy S.C.A. (8)	Payment processing company	Common stock (936,693 shares)		12/13/2013	2,698	2,774
Summit Business Media Parent Holding Company LLC	Business media consulting services	Limited liability company membership interest (45.98% interest)		5/20/2011	—	1,620	(2)
TOA Technologies, Inc.	Cloud based, mobile workforce management applications provider	First lien senior secured loan ($12,242 par due 11/2016)	10.25%	10/31/2012	11,843	12,242	(2)
		Warrant to purchase up to 2,509,770 shares of Series D preferred stock		10/31/2012	605	1,189	(2)
					12,448	13,431
Tripwire, Inc.	IT security software provider	First lien senior secured loan ($84,950 par due 5/2018)	7.00% (Libor + 5.75%/Q)	5/23/2011	84,950	84,950	(2)(25)
		First lien senior secured loan ($49,875 par due 5/2018)	7.00% (Libor + 5.75%/Q)	5/23/2011	49,875	49,875	(3)(25)
		First lien senior secured loan ($9,975 par due 5/2018)	7.00% (Libor + 5.75%/Q)	5/23/2011	9,975	9,975	(4)(25)
		Class B common stock (2,655,638 shares)		5/23/2011	30	84	(2)
		Class A common stock (2,970 shares)		5/23/2011	2,970	8,348	(2)
					147,800	153,232
Velocity Holdings Corp.	Hosted enterprise resource planning application management services provider	Common units (1,713,546 units)		12/13/2013	4,503	4,597
Venturehouse-Cibernet Investors, LLC	Financial settlement services for intercarrier wireless roaming	Equity interest		4/1/2010	—	—	(2)
VSS-Tranzact Holdings, LLC (6)	Management consulting services	Common membership interest (5.98% interest)		10/26/2007	10,204	8,677

X Plus Two Solutions, Inc. and X Plus One Solutions, Inc.	Provider of open and integrated software for digital marketing optimization	First lien senior secured revolving loan ($8,600 par due 9/2014)	8.50%	4/1/2013	8,600	8,600	(2)
		First lien senior secured loan ($6,788 par due 3/2017)	10.00%	4/1/2013	6,470	6,788	(2)
		First lien senior secured loan ($2,000 par due 10/2017)	10.00%	3/28/2014	1,781	1,820	(2)
		Warrant to purchase up to 586,178 shares of Series C preferred stock		3/28/2014	180	180	(2)
		Warrant to purchase up to 999,167 shares of Series C preferred stock		4/1/2013	284	306	(2)
					17,315	17,694
					752,169	689,543		14.07%
Services-Other
Capital Investments and Ventures Corp.	SCUBA diver training and certification provider	First lien senior secured loan ($24,080 par due 8/2018)	7.00% (Libor + 5.75%/Q)	8/9/2012	24,080	24,080	(3)(25)
		First lien senior secured loan ($8,565 par due 8/2018)	7.00% (Libor + 5.75%/Q)	8/9/2012	8,565	8,565	(4)(25)
					32,645	32,645
Community Education Centers, Inc.	Offender re-entry and in-prison treatment services provider	First lien senior secured loan ($13,571 par due 12/2014)	6.25% (Libor + 5.25%/Q)	12/10/2010	13,571	13,571	(2)(15)(25)
		First lien senior secured loan ($714 par due 12/2014)	7.50% (Base Rate + 4.25%/S)	12/10/2010	714	714	(2)(15)(25)

As of March 31, 2014

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($35,798 par due 12/2015)	15.23% (Libor + 10.00% Cash, 5.00% PIK/Q)	12/10/2010	35,798	34,008	(2)
		Second lien senior secured loan ($10,790 par due 12/2015)	15.23% (Libor + 10.00% Cash, 5.00% PIK/Q)	12/10/2010	10,790	10,250	(2)
		Warrants to purchase up to 654,618 shares		12/10/2010	—	—	(2)
					60,873	58,543
Competitor Group, Inc. and Calera XVI, LLC	Endurance sports media and event operator	First lien senior secured revolving loan ($2,850 par due 11/2018)	10.00% (Base Rate + 6.75%/Q)	11/30/2012	2,850	2,565	(2)(25)
		First lien senior secured revolving loan ($900 par due 11/2018)	9.00% (Libor + 7.75%/Q)	11/30/2012	900	810	(2)(25)
		First lien senior secured loan ($24,300 par due 11/2018)	10.00% (Libor + 7.75% Cash, 1.00% PIK /Q)	11/30/2012	24,300	21,870	(2)(25)
		First lien senior secured loan ($29,755 par due 11/2018)	10.00% (Libor + 7.75% Cash, 1.00% PIK /Q)	11/30/2012	29,756	26,780	(3)(25)
		Membership units (2,500,000 units)		11/30/2012	2,513	371	(2)
					60,319	52,396
Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC (6)	Provider of outsourced healthcare linen management solutions	First lien senior secured revolving loan		3/13/2014	—	—	(2)(27)
		First lien senior secured loan ($24,500 par due 3/2019)	8.25% (Libor + 7.00%/Q)	3/13/2014	24,500	24,500	(2)(25)
		Class A preferred units (2,475,000 units)		3/13/2014	2,475	2,475	(2)
		Class B common units (275,000 units)		3/13/2014	275	275	(2)
					27,250	27,250
Fox Hill Holdings, Inc.	Third party claims administrator on behalf of insurance carriers	First lien senior secured loan ($60,519 par due 6/2018)	6.75% (Libor + 5.75%/Q)	1/31/2014	60,519	60,519	(2)(25)
		First lien senior secured loan ($7,135 par due 6/2018)	8.00% (Base Rate + 4.75%/Q)	10/31/2013	7,135	7,135	(2)(25)
					67,654	67,654
ISS #2, LLC	Provider of repairs, refurbishments and services to the broader industrial end user markets	First lien senior secured loan ($14,913 par due 6/2018)	6.50% (Libor + 5.50%/Q)	6/5/2013	14,913	14,913	(2)(25)
		First lien senior secured loan ($44,662 par due 6/2018)	6.50% (Libor + 5.50%/Q)	6/5/2013	44,662	44,662	(3)(25)
					59,575	59,575
Massage Envy, LLC	Franchisor in the massage industry	First lien senior secured loan ($28,989 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	28,989	28,989	(2)(25)
		First lien senior secured loan ($48,973 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	48,973	48,973	(3)(25)
		Common stock (3,000,000 shares)		9/27/2012	3,000	3,595	(2)
					80,962	81,557
McKenzie Sports Products, LLC	Designer, manufacturer and distributor of taxidermy forms and supplies	First lien senior secured loan ($37 par due 3/2017)	7.00% (Base Rate + 3.75%/M)	3/30/2012	37	37	(2)(25)
		First lien senior secured loan ($7,698 par due 3/2017)	5.75% (Libor + 4.75%/Q)	3/30/2012	7,698	7,698	(2)(25)
		First lien senior secured loan ($42 par due 3/2017)	7.00% (Base Rate + 3.75%/M)	3/30/2012	42	42	(4)(25)
		First lien senior secured loan ($8,797 par due 3/2017)	5.75% (Libor + 4.75%/Q)	3/30/2012	8,797	8,797	(4)(25)
					16,574	16,574
Spin HoldCo Inc.	Laundry service and equipment provider	Second lien senior secured loan ($140,000 par due 5/2020)	8.00% (Libor + 7.00%/Q)	5/14/2013	140,000	140,000	(2)(25)
The Dwyer Group (6)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($39,900 par due 6/2018)	11.75%	12/22/2010	40,099	39,900	(2)

As of March 31, 2014

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Series A preferred units (13,292,377 units)	8.00% PIK	12/22/2010	4,614	14,576	(2)
					44,713	54,476
Wash Multifamily Laundry Systems, LLC	Laundry service and equipment provider	Second lien senior secured loan ($78,000 par due 2/2020)	7.75% (Libor + 6.75%/S)	6/26/2012	78,000	78,000	(2)(25)
					668,565	668,670		13.65%
Education
American Academy Holdings, LLC	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	First lien senior secured revolving loan ($5,000 par due 3/2019)	5.50% (Libor + 4.50%/Q)	3/18/2011	5,000	5,000	(2)(25)
		First lien senior secured loan ($54,161 par due 3/2019)	5.50% (Libor + 4.50%/Q)	3/18/2011	54,161	54,161	(3)(25)
		First lien senior secured loan ($4,480 par due 3/2019)	5.50% (Libor + 4.50%/Q)	3/18/2011	4,480	4,480	(4)(25)
					63,641	63,641
Campus Management Corp. and Campus Management Acquisition Corp. (6)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10,520	6,873	(2)
ELC Acquisition Corp., ELC Holdings Corporation, and Excelligence Learning Corporation (6)	Developer, manufacturer and retailer of educational products	Preferred stock (99,492 shares)	12.00% PIK	8/1/2011	10,633	10,633	(2)
		Common stock (50,800 shares)		8/1/2011	—	1,127	(2)
					10,633	11,760
Infilaw Holding, LLC	Operator of for-profit law schools	First lien senior secured revolving loan		8/25/2011	—	—	(27)
		First lien senior secured loan ($1 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	1	1	(2)(25)
		First lien senior secured loan ($14,290 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	14,290	14,290	(3)(25)
		Series A preferred units (124,890 units)		8/25/2011	124,890	124,890	(2)
		Series B preferred units (3.91 units)		10/19/2012	9,245	11,476	(2)
					148,426	150,657
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	First lien senior secured loan ($14,990 par due 6/2015)		4/24/2013	14,531	12,741	(2)(24)
		First lien senior secured loan ($40,035 par due 6/2015)		4/24/2013	38,809	34,029	(3)(24)
		Series B preferred stock (1,750,000 shares)		8/5/2010	5,000	—	(2)
		Series C preferred stock (2,512,586 shares)		6/7/2010	689	—	(2)
		Common stock (20 shares)		6/7/2010	—	—	(2)
					59,029	46,770
Lakeland Tours, LLC	Educational travel provider	First lien senior secured revolving loan		10/4/2011	—	—	(2)(27)
		First lien senior secured loan ($82,989 par due 12/2016)	8.50% (Libor + 7.50%/Q)	10/4/2011	82,930	82,989	(2)(14)(25)
		First lien senior secured loan ($1,661 par due 12/2016)	5.25% (Libor + 4.25%/Q)	10/4/2011	1,660	1,661	(2)(25)
		First lien senior secured loan ($7,962 par due 12/2016)	5.25% (Libor + 4.25%/Q)	10/4/2011	7,947	7,962	(3)(25)
		First lien senior secured loan ($40,362 par due 12/2016)	8.50% (Libor + 7.50%/Q)	10/4/2011	40,283	40,362	(3)(14)(25)
		Common stock (5,000 shares)		10/4/2011	5,000	4,720	(2)
					137,820	137,694
PIH Corporation	Franchisor of education-based early childhood centers	First lien senior secured revolving loan ($621 par due 6/2016)	7.25% (Libor + 6.25%/M)	12/13/2013	621	621	(25)
		First lien senior secured loan ($38,075 par due 6/2016)	7.25% (Libor + 6.25%/M)	12/13/2013	39,081	38,837	(25)
					39,702	39,458
R3 Education, Inc. and EIC Acquisitions Corp.	Medical school operator	Preferred stock (8,800 shares)		7/30/2008	2,200	1,936	(2)

As of March 31, 2014

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Common membership interest (26.27% interest)		9/21/2007	15,800	29,307	(2)
		Warrants to purchase up to 27,890 shares		12/8/2009	—	—	(2)
					18,000	31,243
RuffaloCODY, LLC	Provider of student fundraising and enrollment management services	First lien senior secured loan ($24,933 par due 5/2019)	5.50% (Libor + 4.25%/Q)	5/29/2013	24,933	24,933	(2)(25)
		First lien senior secured loan ($634 par due 5/2019)	5.50% (Libor + 4.25%/Q)	5/29/2013	634	634	(2)(25)
		First lien senior secured loan ($1,453 par due 5/2019)	6.50% (Base Rate + 3.25%/Q)	5/29/2013	1,453	1,453	(2)(25)
					27,020	27,020
					514,791	515,116		10.51%
Energy
Alphabet Energy, Inc.	Technology developer to convert waste-heat into electricity	First lien senior secured loan ($2,000 par due 7/2017)	9.50%	2/26/2014	1,914	1,940	(2)
		First lien senior secured loan ($3,000 par due 7/2017)	9.62%	12/16/2013	2,737	2,910	(2)
		Series B preferred stock (74,449 shares)		2/26/2014	250	250	(2)
		Warrants to purchase up to 59,524 units of Series B preferred stock		12/16/2013	146	128	(2)
					5,047	5,228
Bicent (California) Holdings LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($50,000 par due 2/2021)	8.25% (Libor + 7.25%/Q)	2/6/2014	50,000	50,000	(2)(25)
Brush Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($89,752 par due 8/2020)	6.25% (Libor + 5.25%/Q)	8/1/2013	89,752	89,752	(2)(25)
Centinela Funding, LLC	Solar power generation facility developer and operator	Senior subordinated loan ($56,000 par due 11/2020)	10.00% (Libor + 8.75%/Q)	11/14/2012	56,000	56,000	(2)(25)
Joule Unlimited Technologies, Inc. and Stichting Joule Global Foundation	Renewable fuel and chemical production developer	First lien senior secured loan ($7,500 par due 2/2017)	10.00%	7/25/2013	7,438	7,500	(2)
		Warrant to purchase up to 32,051 shares of Series C-2 preferred stock		7/25/2013	—	39	(2)(8)
					7,438	7,539
La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Second lien senior secured loan ($10,000 par due 2/2020)	9.25% (Libor + 8.25%/Q)	2/20/2014	9,605	9,750	(2)(25)
Panda Sherman Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($32,500 par due 9/2018)	9.00% (Libor + 7.50%/Q)	9/14/2012	32,500	32,500	(2)(25)
Panda Temple Power II, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($20,000 par due 4/2019)	7.25% (Libor + 6.00%/Q)	4/3/2013	19,827	20,000	(2)(25)
Panda Temple Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($60,000 par due 7/2018)	11.50% (Libor + 10.00%/Q)	7/17/2012	58,469	60,000	(2)(25)
Sunrun Solar Owner Holdco X, LLC	Residential solar energy provider	First lien senior secured loan ($59,423 par due 6/2019)	9.50% (Libor + 8.25%/Q)	6/7/2013	59,423	59,423	(2)(25)
Sunrun Solar Owner Holdco XIII, LLC	Residential solar energy provider	First lien senior secured loan ($28,656 par due 12/2019)	9.50% (Libor + 8.25%/Q)	11/27/2013	28,441	28,656	(2)(25)
					416,502	418,848		8.55%
Financial Services
AllBridge Financial, LLC (7)	Asset management services	Equity interests		4/1/2010	5,077	10,115
Callidus Capital Corporation (7)	Asset management services	Common stock (100 shares)		4/1/2010	3,000	1,730
Ciena Capital LLC (7)	Real estate and small business loan servicer	First lien senior secured revolving loan ($14,000 par due 12/2014)	6.00%	11/29/2010	14,000	14,000	(2)
		First lien senior secured loan ($26,000 par due 12/2016)	12.00%	11/29/2010	26,000	26,000	(2)
		Equity interests		11/29/2010	53,374	12,969	(2)
					93,374	52,969
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28,000 par due 5/2018)	12.75%	5/10/2012	28,000	28,000	(2)
Cook Inlet Alternative Risk, LLC	Risk management services	Senior subordinated loan ($1,500 par due 9/2015)	9.00%	9/30/2011	1,500	1,500	(2)
Gordian Acquisition Corp.	Financial services firm	Common stock (526 shares)		11/30/2012	—	—	(2)

As of March 31, 2014

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Imperial Capital Group LLC	Investment services	Class A common units (23,130 units)		5/10/2007	11,248	15,252	(2)
		2006 Class B common units (7,578 units)		5/10/2007	2	4	(2)
		2007 Class B common units (945 units)		5/10/2007	—	—	(2)
					11,250	15,256
Ivy Hill Asset Management, L.P. (7)(9)	Asset management services	Member interest (100.00% interest)		6/15/2009	170,961	264,941
					313,162	374,511		7.64%
Consumer Products- Non-durable
Gilchrist & Soames, Inc.	Personal care manufacturer	First lien senior secured revolving loan ($3,650 par due 12/2014)	7.25% (Base Rate + 4.00%/M)	4/1/2010	3,650	3,650	(2)(25)
		First lien senior secured revolving loan ($5,050 par due 12/2014)	6.25% (Libor + 5.00%/M)	4/1/2010	5,050	5,050	(2)(25)
		First lien senior secured loan ($22,624 par due 12/2014)	13.44% Cash, 2.00% PIK	4/1/2010	22,621	21,945	(2)
					31,321	30,645
Implus Footcare, LLC	Provider of footwear and other accessories	Preferred stock (455 shares)	6.00% PIK	10/31/2011	5,248	5,248	(2)
		Common stock (455 shares)		10/31/2011	455	992	(2)
					5,703	6,240
Insight Pharmaceuticals Corporation (6)	OTC drug products manufactuer	Second lien senior secured loan ($19,310 par due 8/2017)	13.25% (Libor + 11.75%/Q)	8/26/2011	19,172	19,310	(2)(25)
		Class A common stock (155,000 shares)		8/26/2011	6,035	10,713	(2)
		Class B common stock (155,000 shares)		8/26/2011	6,035	10,713	(2)
					31,242	40,736
Matrixx Initiatives, Inc. and Wonder Holdings Acquisition Corp.	Developer and marketer of over-the-counter healthcare products	Warrants to purchase up to 1,654,678 shares of common stock		7/27/2011	—	334	(2)
		Warrants to purchase up to 1,489 shares of preferred stock		7/27/2011	—	1,167	(2)
					—	1,501
Oak Parent, Inc.	Manufacturer of athletic apparel	First lien senior secured loan ($31,024 par due 4/2018)	7.50% (Libor + 7.00%/Q)	4/2/2012	30,921	31,024	(3)(25)
		First lien senior secured loan ($81 par due 4/2018)	9.25% (Base Rate + 6.00%/Q)	4/2/2012	81	81	(3)(25)
		First lien senior secured loan ($8,768 par due 4/2018)	7.50% (Libor + 7.00%/Q)	4/2/2012	8,738	8,768	(4)(25)
		First lien senior secured loan ($23 par due 4/2018)	9.25% (Base Rate + 6.00%/Q)	4/2/2012	23	23	(4)(25)
					39,763	39,896
PG-ACP Co-Invest, LLC	Supplier of medical uniforms, specialized medical footwear and accessories	Class A membership units (1,000,0000 units)		8/29/2012	1,000	1,570	(2)
Shock Doctor, Inc. and BRP Hold 14, LLC	Developer, marketer and distributor of sports protection equipment and accessories.	First lien senior secured revolving loan ($2,073 par due 3/2020)	10.00% (Base Rate + 6.75%/Q)	3/14/2014	2,073	2,073	(2)(25)
		First lien senior secured loan ($7,871 par due 3/2020)	10.00% (Base Rate + 6.75%/Q)	3/14/2014	7,871	7,871	(2)(25)
		First lien senior secured loan ($80,000 par due 3/2020)	10.00% (Base Rate + 6.75%/Q)	3/14/2014	80,000	80,000	(2)(25)
		Class A preferred units (50,000 units)		3/14/2014	5,000	5,000	(2)
					94,944	94,944
The Step2 Company, LLC	Toy manufacturer	Second lien senior secured loan ($25,600 par due 4/2015)	10.00%	4/1/2010	25,181	25,600	(2)
		Second lien senior secured loan ($4,500 par due 4/2015)	10.00%	3/13/2014	4,500	4,500	(2)
		Second lien senior secured loan ($33,290 par due 4/2015)		4/1/2010	30,802	14,238	(2)(24)
		Common units (1,116,879 units)		4/1/2010	24	—
		Warrants to purchase up to		4/1/2010	—	—

As of March 31, 2014

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		3,157,895 units
					60,507	44,338
The Thymes, LLC (7)	Cosmetic products manufacturer	Preferred units (6,283 units)	8.00% PIK	6/21/2007	3,935	3,519
		Common units (5,400 units)		6/21/2007	—	7,855
					3,935	11,374
Woodstream Corporation	Pet products manufacturer	First lien senior secured loan ($8,313 par due 8/2016)	6.00% (Libor + 5.00%/Q)	4/18/2012	8,313	8,313	(4)(25)
		Senior subordinated loan ($80,000 par due 2/2017)	11.50%	4/18/2012	77,576	80,000	(2)
		Common stock (4,254 shares)		1/22/2010	1,222	2,881	(2)
					87,111	91,194
					355,526	362,438		7.40%
Restaurants and Food Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	Restaurant owner and operator	First lien senior secured loan ($28,581 par due 12/2018)	9.25% (Libor + 8.25%/Q)	11/27/2006	28,581	28,581	(2)(20)(25)
		First lien senior secured loan ($10,919 par due 12/2018)	9.25% (Libor + 8.25%/Q)	11/27/2006	10,922	10,919	(3)(20)(25)
		Promissory note ($17,055 par due 12/2018)	13.00% PIK	11/27/2006	13,770	16,925	(2)
		Warrants to purchase up to 23,750 units of Series D common stock		12/18/2013	24	—	(2)
					53,297	56,425
Benihana, Inc.	Restaurant owner and operator	First lien senior secured loan ($4,900 par due 2/2018)	6.75% (Libor + 5.50%/Q)	8/21/2012	4,900	4,900	(4)(25)
Garden Fresh Restaurant Corp.	Restaurant owner and operator	First lien senior secured revolving loan		10/3/2013	—	—	(2)(27)
		First lien senior secured loan ($43,367 par due 7/2018)	10.00% (Libor + 8.50%/M)	10/3/2013	43,367	43,367	(2)(25)
					43,367	43,367
Hojeij Branded Foods, Inc.	Airport restaurant operator	First lien senior secured revolving loan ($450 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	450	450	(2)(25)(28)
		First lien senior secured loan ($27,500 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	27,074	27,500	(2)(25)
		Warrants to purchase up to 7.5% of membership interest		2/15/2012	—	344	(2)
		Warrants to purchase up to 324 shares of Class A common stock		2/15/2012	669	4,965	(2)
					28,193	33,259
Orion Foods, LLC (fka Hot Stuff Foods, LLC) (7)	Convenience food service retailer	First lien senior secured revolving loan ($400 par due 9/2014)	10.75% (Base Rate + 7.50%/M)	4/1/2010	400	400	(2)(25)
		First lien senior secured loan ($32,698 par due 9/2014)	10.00% (Libor + 8.50%/Q)	4/1/2010	32,698	32,698	(2)(25)
		Second lien senior secured loan ($19,129 par due 9/2014)	14.00%	4/1/2010	733	4,147	(2)
		Preferred units (10,000 units)		10/28/2010	—	—	(2)
		Class A common units (25,001 units)		4/1/2010	—	—	(2)
		Class B common units (1,122,452 units)		4/1/2010	—	—	(2)
					33,831	37,245
OTG Management, LLC	Airport restaurant operator	First lien senior secured loan ($6,250 par due 12/2017)	8.75% (Libor + 7.25%/Q)	1/2/2014	6,250	6,250	(2)(25)
		First lien senior secured loan ($25,000 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	25,000	25,000	(2)(25)
		First lien senior secured loan ($11,325 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	11,325	11,325	(2)(25)
		Common units (3,000,000 units)		1/5/2011	3,000	2,120	(2)
		Warrants to purchase up to 7.73% of common units		6/19/2008	100	4,229	(2)
					45,675	48,924
Performance Food Group, Inc. and Wellspring Distribution Corp	Food service distributor	Second lien senior secured loan ($39,525 par due	6.25% (Libor + 5.25%/Q)	5/14/2013	39,351	39,675	(2)(25)

As of March 31, 2014

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		11/2019)
		Class A non-voting common stock (1,366,120 shares)		5/3/2008	6,303	6,621	(2)
					45,654	46,296
PMI Holdings, Inc.	Restaurant owner and operator	Preferred stock (46,025 shares)		12/13/2013	378	624
		Common stock (22,401 shares)		12/13/2013	687	870
					1,065	1,494
Restaurant Holding Company, LLC	Fast food restaurant operator	First lien senior secured loan ($37,500 par due 2/2019)	8.75% (Libor + 7.75%/M)	3/13/2014	37,130	37,500	(2)(25)
S.B. Restaurant Company	Restaurant owner and operator	Preferred stock (46,690 shares)		4/1/2010	—	—	(2)
		Warrants to purchase up to 257,429 shares of common stock		4/1/2010	—	—	(2)
					—	—
					293,112	309,410		6.31%
Manufacturing
Cambrios Technologies Corporation	Nanotechnology-based solutions for electronic devices and computers	First lien senior secured loan ($2,576 par due 8/2015)	12.00%	8/7/2012	2,576	2,576	(2)
		Warrants to purchase up to 400,000 shares of Series D-4 convertible preferred stock		8/7/2012	—	6	(2)
					2,576	2,582
Component Hardware Group, Inc.	Commercial equipment	First lien senior secured revolving loan ($187 par due 7/2019)	6.75% (Base Rate + 3.50%/Q)	7/1/2013	187	187	(2)(25)
		First lien senior secured loan ($23,583 par due 7/2019)	5.50% (Libor + 4.50%/M)	7/1/2013	23,583	23,583	(2)(25)
					23,770	23,770
Harvey Tool Company, LLC and Harvey Tool Holding, LLC	Cutting tool provider to the metalworking industry	First lien senior secured revolving facility ($198 par due 3/2019)	5.75% (Libor + 4.75%/Q)	3/28/2014	198	198	(2)(25)
		First lien senior secured loan ($25,000 par due 3/2020)	5.75% (Libor + 4.75%/Q)	3/28/2014	25,000	25,000	(2)(25)
		Class A membership units (750 units)		3/28/2014	750	750	(2)
					25,948	25,948
Mac Lean-Fogg Company	Provider of intelligent transportation systems products in the traffic and rail industries	Senior subordinated loan ($100,621 par due 10/2023)	9.50% Cash, 1.50% PIK	10/31/2013	100,621	100,621	(2)
MWI Holdings, Inc.	Engineered springs, fasteners, and other precision components	First lien senior secured loan ($38,274 par due 3/2019)	9.38% (Libor + 8.13%/Q)	6/15/2011	38,274	38,274	(2)(25)
		First lien senior secured loan ($10,000 par due 3/2019)	9.38% (Libor + 8.13%/Q)	6/15/2011	10,000	10,000	(4)(25)
					48,274	48,274
NetShape Technologies, Inc.	Metal precision engineered components	First lien senior secured revolving loan ($784 par due 12/2014)	7.50% (Libor + 6.50%/Q)	4/1/2010	784	784	(2)(25)
Pelican Products, Inc.	Flashlights	First lien senior secured loan ($2,311 par due 7/2018)	7.25% (Base Rate + 4.00%/Q)	7/13/2012	2,311	2,311	(4)(25)
		Second lien senior secured loan ($32,000 par due 6/2019)	12.25% (Base Rate + 9.00%/Q)	7/13/2012	32,000	32,640	(2)(25)
					34,311	34,951
Protective Industries, Inc. dba Caplugs	Plastic protection products	First lien senior secured loan ($995 par due 10/2019)	6.75% (Libor + 5.75%/M)	11/30/2012	995	995	(2)(25)
		Preferred stock (2,379,361 shares)		5/23/2011	1,298	5,601	(2)
					2,293	6,596
Saw Mill PCG Partners LLC	Metal precision engineered components manufacturer	Common units (1,000 units)		1/30/2007	1,000	—	(2)
SSH Environmental Industries, Inc. and SSH Non-Destructive Testing, Inc.	Magnetic sensors and supporting sensor products	First lien senior secured loan ($10,568 par due 12/2016)	9.00% (Libor + 7.50%/Q)	3/23/2012	10,436	10,568	(2)(25)
TPTM Merger Corp.	Time temperature indicator products	First lien senior secured loan ($25,870 par due 9/2018)	6.25% (Libor + 5.25%/Q)	9/12/2013	25,870	25,870	(2)(25)

As of March 31, 2014

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					275,883	279,964		5.72%
Containers-Packaging
ICSH, Inc.	Industrial container manufacturer, reconditioner and servicer	First lien senior secured revolving loan		8/31/2011	—	—	(2)(27)
		First lien senior secured loan ($27,670 par due 8/2016)	7.00% (Libor + 6.00%/Q)	8/31/2011	27,706	27,670	(2)(25)
		First lien senior secured loan ($61,358 par due 8/2016)	7.00% (Libor + 6.00%/Q)	8/31/2011	61,358	61,358	(3)(25)
		First lien senior secured loan ($14,680 par due 8/2016)	7.00% (Libor + 6.00%/Q)	8/31/2011	14,680	14,680	(4)(25)
					103,744	103,708
Microstar Logistics LLC, Microstar Global Asset Management LLC, and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($142,500 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	142,500	142,500	(2)(25)
		Common stock (50,000 shares)		12/14/2012	5,000	7,650	(2)
					147,500	150,150
Pregis Corporation, Pregis Intellipack Corp., and Pregis Innovative Packaging Inc.	Provider of a broad range of highly-customized, tailored protective packaging solutions	First lien senior secured loan ($970 par due 3/2017)	7.75% (Libor + 6.25%/M)	4/25/2012	970	970	(2)(25)
		First lien senior secured loan ($5 par due 3/2017)	8.50% (Base Rate + 5.25%/Q)	4/25/2012	5	5	(2)(25)
					975	975
					252,219	254,833		5.20%
Automotive Services
Driven Brands, Inc. and Driven Holdings, LLC	Automotive aftermarket car care franchisor	First lien senior secured loan ($980 par due 3/2017)	6.00% (Libor + 5.00%/Q)	12/16/2011	980	980	(2)(25)
		First lien senior secured loan ($20 par due 3/2017)	7.25% (Base Rate + 4.00%/Q)	12/16/2011	20	20	(2)(25)
		Preferred stock (247,500 units)		12/16/2011	2,475	2,910	(2)
		Common stock (25,000 units)		12/16/2011	25	1,376	(2)
					3,500	5,286
Eckler Industries, Inc.	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($4,200 par due 7/2017)	8.25% (Base Rate + 5.00%/Q)	7/12/2012	4,200	4,200	(2)(25)
		First lien senior secured loan ($296 par due 7/2017)	8.25% (Base Rate + 5.00%/M)	7/12/2012	296	296	(2)(25)
		First lien senior secured loan ($7,826 par due 7/2017)	7.25% (Libor + 6.00%/S)	7/12/2012	7,826	7,826	(2)(25)
		First lien senior secured loan ($30,448 par due 7/2017)	7.25% (Libor + 6.00%/Q)	7/12/2012	30,448	30,448	(3)(25)
		Series A preferred stock (1,800 shares)		7/12/2012	1,800	1,870	(2)
		Common stock (20,000 shares)			200	—	(2)
					44,770	44,640
EcoMotors, Inc.	Engine developer	First lien senior secured loan ($5,000 par due 10/2016)	10.83%	12/28/2012	4,878	5,000	(2)
		First lien senior secured loan ($5,000 par due 6/2017)	10.83%	12/28/2012	4,862	5,000	(2)
		First lien senior secured loan ($4,458 par due 7/2016)	10.13%	12/28/2012	4,367	4,458	(2)
		Warrant to purchase up to 321,888 shares of Series C Preferred Stock		12/28/2012	—	43	(2)
					14,107	14,501
Service King Paint & Body, LLC	Collision repair site operators	First lien senior secured loan ($13,968 par due 8/2017)	4.00% (Libor + 3.00%/Q)	8/20/2012	13,968	13,968	(2)(25)
		First lien senior secured loan ($119,033 par due 8/2017)	6.00% (Libor + 5.00%/Q)	8/20/2012	119,033	119,033	(2)(16)(25)
		First lien senior secured loan ($10,000 par due 8/2017)	6.00% (Libor + 5.00%/Q)	8/20/2012	10,000	10,000	(3)(16)(25)
		First lien senior secured	4.00% (Libor + 3.00%/Q)	8/20/2012	9,593	9,593	(4)(25)

As of March 31, 2014

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		loan ($9,593 par due 8/2017)		8/20/2012	5,000	7,140	(2)
		Membership interest
					157,594	159,734
					219,971	224,161		4.58%
Retail
Fulton Holdings Corp.	Airport restaurant operator	First lien senior secured loan ($43,000 par due 5/2018)	8.50%	5/10/2013	43,000	43,000	(2)(12)
		First lien senior secured loan ($40,000 par due 5/2018)	8.50%	5/28/2010	40,000	40,000	(3)(12)
		Common stock (19,672 shares)		5/28/2010	1,461	2,020	(2)
					84,461	85,020
Paper Source, Inc. and Pine Holdings, Inc.	Retailer of fine and artisanal papers, gifts, gift wrap, greeting cards and envelopes	First lien senior secured loan ($8,930 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/23/2013	8,930	8,930	(2)(25)
		First lien senior secured loan ($9,975 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/23/2013	9,975	9,975	(4)(25)
		Class A common stock (36,364 shares)		9/23/2013	6,000	7,205	(2)
					24,905	26,110
Things Remembered Inc. and TRM Holdings Corporation	Personalized gifts retailer	First lien senior secured loan ($14,775 par due 5/2018)	8.00% (Libor + 6.50%/Q)	5/24/2012	14,775	14,775	(4)(25)
					124,141	125,905		2.57%
Chemicals
Argotec, LLC	Thermoplastic polyurethane films	First lien senior secured revolving loan ($1,000 par due 5/2018)	7.00% (Base Rate + 3.75%/M)	5/31/2013	1,000	1,000	(2)(25)
		First lien senior secured loan ($74 par due 5/2019)	7.00% (Base Rate + 3.75%/Q)	5/31/2013	74	74	(2)(25)
		First lien senior secured loan ($5,714 par due 5/2019)	5.75% (Libor + 4.75%/M)	5/31/2013	5,714	5,714	(2)(25)
					6,788	6,788
Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	First lien senior secured loan ($17,685 par due 5/2018)	6.75% (Libor + 5.50%/Q)	12/13/2013	18,180	17,773	(25)
K2 Pure Solutions Nocal, L.P.	Chemical Producer	First lien senior secured revolving loan ($2,256 par due 8/2019)	8.13% (Libor + 7.13%/M)	8/19/2013	2,256	2,211	(2)(25)
		First lien senior secured loan ($21,500 par due 8/2019)	7.00% (Libor + 6.00%/M)	8/19/2013	21,500	21,070	(2)(25)
		First lien senior secured loan ($40,000 par due 8/2019)	7.00% (Libor + 6.00%/M)	8/19/2013	40,000	39,200	(3)(25)
		First lien senior secured loan ($20,000 par due 8/2019)	7.00% (Libor + 6.00%/M)	8/19/2013	20,000	19,600	(4)(25)
					83,756	82,081
					108,724	106,642		2.18%
Aerospace and Defense
Cadence Aerospace, LLC (fka PRV Aerospace, LLC)	Aerospace precision components manufacturer	First lien senior secured loan ($4,447 par due 5/2018)	6.50% (Libor + 5.25%/Q)	5/15/2012	4,415	4,447	(4)(25)
		Second lien senior secured loan ($79,657 par due 5/2019)	10.50% (Libor + 9.25%/Q)	5/10/2012	79,657	77,267	(2)(25)
					84,072	81,714
ILC Industries, LLC	Designer and manufacturer of protective cases and technically advanced lighting systems	First lien senior secured loan ($18,582 par due 7/2018)	8.00% (Libor + 6.50%/Q)	7/13/2012	18,298	18,582	(4)(25)
Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	113	112	(2)
		Common stock (1,885,195 shares)		1/17/2008	2,291	1,961	(2)
					2,404	2,073
					104,774	102,369		2.09%
Commercial Real Estate Finance
10th Street, LLC and New 10th Street, LLC (7)	Real estate holding company	First lien senior secured loan ($24,895 par due 11/2019)	7.00% Cash, 1.00% PIK	3/31/2014	24,895	24,895	(2)

As of March 31, 2014

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Senior subordinated loan ($26,520 par due 11/2019)	7.00% Cash, 1.00% PIK	4/1/2010	26,520	26,520	(2)
		Member interest (10.00% interest)		4/1/2010	594	7,100
		Option (25,000 units)		4/1/2010	25	25
					52,034	58,540
American Commercial Coatings, Inc.	Real estate property	Commercial mortgage loan ($2,178 par due 12/2025)	8.75% (Libor + 7.25%/Q)	4/1/2010	636	1,350	(25)
Cleveland East Equity, LLC	Hotel operator	Real estate equity interests		4/1/2010	1,026	3,936
Commons R-3, LLC	Real estate developer	Real estate equity interests		4/1/2010	—	—
Crescent Hotels & Resorts, LLC and affiliates (7)	Hotel operator	Senior subordinated loan ($2,236 par due 9/2011)		4/1/2010	—	—	(2)(24)
		Senior subordinated loan ($2,092 par due 6/2017)		4/1/2010	—	—	(2)(24)
		Common equity interest		4/1/2010	—	—
					—	—
NPH, Inc.	Hotel property	Real estate equity interests		4/1/2010	5,291	5,577
					58,987	69,403		1.42%
Printing, Publishing and Media
Batanga, Inc.	Independent digital media company	First lien senior secured revolving loan ($3,750 par due 4/2014)	8.50%	10/31/2012	3,750	3,750	(2)(23)
		First lien senior secured loan ($4,513 par due 11/2016)	9.60%	10/31/2012	4,513	4,607	(2)(23)
		First lien senior secured loan ($4,500 par due 9/2017)	9.60%	10/31/2012	4,500	4,500	(2)(23)
					12,763	12,857
Earthcolor Group, LLC	Printing management services	Limited liability company interests (9.30%)		5/18/2012	—	—
Encompass Digital Media, Inc.	Provider of outsourced network origination and transmission services for media companies	First lien senior secured loan ($19,602 par due 8/2017)	6.75% (Libor + 5.50%/Q)	12/13/2013	20,142	19,798	(25)
The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	First lien senior secured loan ($20,778 par due 3/2017)	9.00% (Libor + 7.50%/Q)	3/16/2011	20,778	20,363	(2)(25)
		First lien senior secured loan ($9,650 par due 3/2017)	9.00% (Libor + 7.50%/Q)	3/16/2011	9,650	9,457	(4)(25)
		Preferred stock (10,663 shares)		9/29/2006	1,066	2,918	(2)
		Common stock (15,393 shares)		9/29/2006	3	7	(2)
					31,497	32,745
					64,402	65,400		1.34%
Oil and Gas
Geotrace Technologies, Inc.	Reservoir processing and development	Warrants to purchase up to 69,978 shares of common stock		4/1/2010	88	—	(2)
		Warrants to purchase up to 210,453 shares of preferred stock		4/1/2010	2,805	638	(2)
					2,893	638
UL Holding Co., LLC and Universal Lubricants, LLC (6)	Petroleum product manufacturer	Second lien senior secured loan ($48,337 par due 12/2014)		4/30/2012	44,861	34,957	(2)(24)
		Second lien senior secured loan ($5,092 par due 12/2014)		4/30/2012	4,755	3,683	(2)(24)
		Second lien senior secured loan ($5,056 par due 12/2014)		4/30/2012	4,668	3,657	(2)(24)
		Class A common units (151,236 units)		6/17/2011	1,512	—	(2)
		Class B-5 common units (599,200 units)		6/17/2011	5,472	—	(2)
		Class B-4 common units (50,000 units)		4/25/2008	500	—	(2)
		Class C common units (758,546 units)		4/25/2008	—	—	(2)
					61,768	42,297
					64,661	42,935		0.88%
Transportation
PODS Funding Corp. II	Storage and warehousing	First lien senior secured loan ($4,103 par due 12/2018)	8.25% (Base Rate + 5.00%/Q)	3/12/2014	4,103	4,103	(25)
		First lien senior secured	7.00% (Libor + 6.00%/Q)	12/19/2013	35,763	35,763	(25)

As of March 31, 2014

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		loan ($35,763 par due 12/2018)
					39,866	39,866

United Road Towing, Inc.	Towing company	Warrants to purchase up to 607 shares		4/1/2010	—	—
					39,866	39,866		0.81%
Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	First lien senior secured loan ($34,000 par due 3/2019)	7.25% (Libor + 6.00%/M)	10/11/2007	34,000	34,000	(2)(13)(25)
CFW Co-Invest, L.P. and NCP Curves, L.P.	Health club franchisor	Limited partnership interest (4,152,165 shares)		7/31/2012	4,152	2,964	(2)
		Limited partnership interest (2,218,235 shares)		7/31/2012	2,218	1,583	(2)(8)
					6,370	4,547
					40,370	38,547		0.79%
Telecommunications
American Broadband Communications, LLC, American Broadband Holding Company, and Cameron Holdings of NC, Inc.	Broadband communication services	Warrants to purchase up to 378 shares		11/7/2007	—	6,402
		Warrants to purchase up to 200 shares		9/1/2010	—	3,388
					—	9,790
EUNetworks Group Limited (8)	Broadband bandwidth infrastructure provider	First lien senior secured loan ($14,925 par due 5/2019)	7.50% (Libor + 6.50%/Q)	12/13/2013	21,110	21,177	(25)
Quantance, Inc.	Designer of semiconductor products to the mobile wireless market	First lien senior secured loan ($3,500 par due 9/2016)	10.25%	8/23/2013	3,410	3,500	(2)
		Warrant to purchase up to 130,432 shares of Series D Preferred Stock		8/23/2013	74	74	(2)
					3,484	3,574
Startec Equity, LLC (7)	Communication services	Member interest		4/1/2010	—	191
Wilcon Holdings LLC	Communications infrastructure provider (data center/fiber market)	Class A common stock (2,000,000 shares)		12/13/2013	1,829	1,561
					26,423	36,293		0.74%
Environmental Services
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	First lien senior secured loan ($1,470 par due 10/2016)	9.26%	3/28/2013	1,415	1,470	(2)
		Warrant to purchase 322,422 shares of Series D preferred stock		3/28/2013	—	6	(2)
					1,415	1,476
RE Community Holdings II, Inc.and Pegasus Community Energy, LLC.	Operator of municipal recycling facilities	Preferred stock (1,000 shares)		3/1/2011	8,839	—	(2)
Waste Pro USA, Inc	Waste management services	Preferred Class A common equity (611,615 shares)		11/9/2006	12,263	28,818	(2)
					22,517	30,294		0.62%
Food and Beverage
Apple & Eve, LLC and US Juice Partners, LLC (6)	Juice manufacturer	Senior units (50,000 units)		10/5/2007	5,000	5,817
Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated loan ($2,992 par due 6/2015)	17.50% PIK	2/6/2008	2,992	2,992	(2)
		Preferred stock (6,258 shares)		9/1/2006	2,567	2,448	(2)
					5,559	5,440
Distant Lands Trading Co.	Coffee manufacturer	Class A common stock (1,294 shares)		4/1/2010	980	—	(2)
		Class A-1 common stock (2,157 shares)		4/1/2010	—	—	(2)
					980	—
					11,539	11,257		0.23%
Wholesale Distribution
BECO Holding Company, Inc.	Wholesale distributor of first response fire protection equipment and related parts	Common stock (25,000 shares)		7/30/2010	2,500	3,254	(2)
					2,500	3,254		0.07%
					$7,711,474	$7,799,596		159.22%

(1)                       Other than the Company’s investments listed in footnote 7 below (subject to the limitations set forth therein), the Company does not “Control” any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company’s portfolio company investments, which as of March 31, 2014 represented 159% of the Company’s net assets or 95% of the Company’s total assets, are subject to legal restrictions on sales.

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

(6)                       As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” of a portfolio company because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the three months ended March 31, 2014 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to Control) are as follows:

					Capital
	Purchases	Redemptions	Sales	Interest	structuring	Dividend	Other	Net realized	Net unrealized
Company	(cost)	(cost)	(cost)	income	service fees	income	income	gains (losses)	gains (losses)
Apple & Eve, LLC and US Juice Partners, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$613
Campus Management Corp. and Campus Management Acquisition Corp	$—	$—	$—	$—	$—	$—	$—	$—	$3,536
Cast & Crew Payroll, LLC and Centerstage Co-Investors, L.L.C.	$—	$768	$5,000	$1,108	$—	$83	$131	$—	$1,226
Crown Health Care Laundry Services, LLC and Crown Laundry Holdings, LLC	$27,250	$—	$—	$107	$590	$—	$9	$—	$—
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings, LLC	$144	$—	$—	$—	$—	$—	$8	$—	$504
The Dwyer Group	$14,418	$1,583	$—	$1,038	$60	$2,186	$179	$—	$(2,028)
ELC Acquisition Corp. and ELC Holdings Corporation	$—	$—	$—	$—	$—	$347	$—	$—	$(218)
Insight Pharmaceuticals Corporation	$—	$—	$—	$647	$—	$—	$—	$—	$6,948
Investor Group Services, LLC	$—	$—	$—	$—	$—	$56	$—	$—	$(3)
Multi-Ad Services, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$424
Pillar Processing LLC and PHL Holding Co.	$—	$1,004	$—	$—	$—	$—	$—	$—	$(172)
Soteria Imaging Services, LLC	$—	$—	$—	$—	$—	$—	$—	$38	$—
VSS-Tranzact Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$3,440
UL Holding Co., LLC	$—	$—	$—	$—	$—	$—	$—	$—	$649

(7)                       As defined in the Investment Company Act, the Company is deemed to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the three months ended March 31, 2014 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are as follows:

					Capital
		Redemptions	Sales	Interest	structuring	Dividend	Other	Net realized	Net unrealized
Company	Purchases	(cost)	(cost)	income	service fees	income	income	gains (losses)	gains (losses)
10th Street, LLC and New 10th Street, LLC	$24,895	$—	$—	$868	$455	$—	$—	$—	$(158)
AllBridge Financial, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$396
Callidus Capital Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$17
Ciena Capital LLC	$—	$—	$—	$990	$—	$—	$—	$—	$2,043
Citipostal, Inc.	$—	$2,691	$—	$49	$—	$—	$6	$—	$1,690
HCI Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$78
Hot Light Brands, Inc.	$—	$90	$—	$—	$—	$—	$—	$144	$(163)
Ivy Hill Asset Management, L.P.	$—	$—	$—	$—	$—	$20,000	$—	$—	$(15,412)
Orion Foods, LLC	$400	$27,530	$—	$1,236	$—	$—	$205	$1,624	$1,633
Senior Secured Loan Fund LLC*	$87,508	$17,933	$—	$67,700	$5,470	$—	$6,985	$—	$1,044
Startec Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$191
The Thymes, LLC	$—	$840	$—	$—	$—	$78	$—	$—	$1,227

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

(10)                In the first quarter of 2011, the staff of the Securities and Exchange Commission (the “Staff”) informally communicated to certain business development companies the Staff’s belief that certain entities, which would be classified as an “investment company” under the Investment Company Act but for the exception from the definition of “investment company” set forth in Rule 3a-7 promulgated under the Investment Company Act, could not be treated as eligible portfolio companies (as defined in Section 2(a)(46) under the Investment Company Act) (i.e., not eligible to be included in a BDC’s 70% “qualifying assets” basket). Subsequently, in August 2011 the Securities and Exchange Commission issued a concept release (the “Concept Release”) which stated that “[a]s a general matter, the Commission presently does not believe that Rule 3a-7 issuers are the type of small, developing and financially troubled businesses in which the U.S. Congress intended BDCs primarily to invest” and requested comment on whether or not a 3a-7 issuer should be considered an “eligible portfolio company”.  The Company provided a comment letter in respect of the Concept Release and continues to believe that the language of Section 2(a)(46) of the Investment Company Act permits a BDC to treat as “eligible portfolio companies” entities that rely on the 3a-7 exception. However, given the current uncertainty in this area (including the language in the Concept Release) and subsequent discussions with the Staff, the Company has, solely for purposes of calculating the composition of its portfolio pursuant to Section 55(a) of the Investment Company Act, identified such entities, which include the SSLP, as “non-qualifying assets” should the Staff ultimately disagree with the Company’s position.

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

(13)                In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.00% on $15 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(14)                In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.25% on $58 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(15)                In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.13% on $17 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(16)                In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.75% on $115 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(18)                In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $27 million aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(19)                In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.75% on $25 million aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(20)                In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.00% on $22 million aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(21)                In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 0.75% on $45 million aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(22)                In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $72 million aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(23)                The Company is entitled to receive a fixed fee upon the occurrence of certain events as defined in the credit agreement governing the Company’s debt investment in the portfolio company.  The fair value of such fee is included in the fair value of the debt investment.

(24)                Loan was on non-accrual status as of March 31, 2014.

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

(27)                As of March 31, 2014, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan.  See Note 7 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

(28)                As of March 31, 2014, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan.  See Note 7 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

(29)                As of March 31, 2014, no amounts were funded by the Company under this letter of credit facility; however, there were letters of credit issued and outstanding through a financial intermediary under the letter of credit facility.  See Note 7 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
CIC Flex, LP (9)	Investment partnership	Limited partnership units (0.94 units)		9/7/2007	$867	$2,851	(2)
Covestia Capital Partners, LP (9)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	826	1,177	(2)
Dynamic India Fund IV, LLC (9)	Investment company	Member interest (5.44% interest)		4/1/2010	4,822	3,285
HCI Equity, LLC (7)(8)(9)	Investment company	Member interest (100.00% interest)		4/1/2010	112	334
Imperial Capital Private Opportunities, LP (9)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	3,315	10,231	(2)
Partnership Capital Growth Fund I, L.P. (9)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	1,411	3,939	(2)
Partnership Capital Growth Investors III, L.P. (9)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	2,804	2,588	(2)
Piper Jaffray Merchant Banking Fund I, L.P. (9)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	632	563	(2)
Senior Secured Loan Fund LLC (7)(10)	Co-investment vehicle	Subordinated certificates ($1,745,192 par due 12/2024)	8.24% (Libor + 8.00%/Q)(26)	10/30/2009	1,745,192	1,771,369
		Membership interest (87.50% interest)		10/30/2009	—	—
					1,745,192	1,771,369
VSC Investors LLC (9)	Investment company	Membership interest (1.95% interest)		1/24/2008	745	1,211	(2)
					1,760,726	1,797,548		36.65%
Healthcare-Services
Alegeus Technologies Holdings Corp.	Benefits administration and transaction processing provider	Preferred stock (2,997 shares)		12/13/2013	3,087	3,087
		Common stock (3 shares)		12/13/2013	3	3
					3,090	3,090
ATI Phyiscal Therapy Holdings, LLC	Outpatient rehabilitation services provider	Class C common stock (51,005 shares)		12/13/2013	53	53
AxelaCare Holdings, Inc. and AxelaCare Investment Holdings, L.P.	Provider of home infusion services	First lien senior secured loan ($4,458 par due 4/2019)	5.75% (Libor + 4.50%/Q)	4/12/2013	4,458	4,458	(2)(25)
		Preferred units (8,218,160 units)		4/12/2013	822	855	(2)
		Common units (83,010 units)		4/12/2013	8	9	(2)
					5,288	5,322
California Forensic Medical Group, Incorporated	Correctional facility healthcare operator	First lien senior secured loan ($53,640 par due 11/2018)	9.25% (Libor + 8.00%/Q)	11/16/2012	53,640	53,640	(3)(25)
CCS Group Holdings, LLC	Correctional facility healthcare operator	Class A units (601,937 units)		8/19/2010	602	1,546	(2)
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings LLC (6)	Healthcare analysis services provider	Class A common stock (9,679 shares)		6/15/2007	2,543	4,014	(2)
		Class C common stock (1,546 shares)		6/15/2007	—	641	(2)
					2,543	4,655
Dialysis Newco, Inc.	Dialysis provider	First lien senior secured loan ($15,509 par due 8/2020)	5.25% (Libor + 4.25%/Q)	8/16/2013	15,509	15,509	(2)(25)
		Second lien senior secured loan ($56,500 par due 2/2021)	9.75% (Libor + 8.50%/Q)	8/16/2013	56,500	56,500	(2)(25)
					72,009	72,009
Genocea Biosciences, Inc.	Vaccine discovery technology company	First lien senior secured loan ($10,000 par due 4/2017)	8.00%	9/30/2013	9,805	10,000	(2)
		Warrant to purchase up to 689,655 shares of Series C convertible preferred stock		9/30/2013	—	—	(2)
					9,805	10,000
GI Advo Opco, LLC	Residential behavioral treatment services provider	First lien senior secured loan ($15,005 par due 6/2017)	6.00% (Libor + 4.75%/Q)	12/13/2013	15,448	15,455	(25)
		First lien senior secured loan ($13 par due 6/2017)	7.00% (Base Rate + 3.75%/Q)	12/13/2013	13	13	(25)
					15,461	15,468

As of December 31, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
INC Research, Inc.	Pharmaceutical and biotechnology consulting services	Common stock (1,410,000 shares)		9/27/2010	1,512	1,758	(2)
Intermedix Corporation	Revenue cycle management provider to the emergency healthcare industry	Second lien senior secured loan ($112,000 par due 6/2019)	10.25% (Libor + 9.00%/Q)	12/27/2012	112,000	112,000	(2)(25)
JHP Group Holdings, Inc.	Manufacturer of speciality pharmaceutical products	Series A preferred stock (1,000,000 shares)	6.00% PIK	2/19/2013	272	2,673	(2)
LM Acquisition Holdings, LLC (8)	Developer and manufacturer of medical equipment	Class A units (426 units)		9/27/2013	1,000	1,195	(2)
Magnacare Holdings, Inc., Magnacare Administrative Services, LLC, and Magnacare, LLC	Healthcare professional provider	First lien senior secured loan ($134,115 par due 3/2018)	9.00% (Libor + 8.00%/Q)	9/15/2010	134,721	135,457	(2)(25)
		First lien senior secured loan ($56,134 par due 3/2018)	9.00% (Libor + 8.00%/Q)	9/15/2010	56,134	56,695	(3)(25)
		First lien senior secured loan ($4,668 par due 3/2018)	9.00% (Libor + 8.00%/Q)	3/6/2012	4,668	4,715	(4)(25)
					195,523	196,867
Monte Nido Holdings, LLC	Outpatient eating disorder treatment provider	First lien senior secured loan ($44,750 par due 12/2019)	7.75% (Libor + 6.75%/Q)	12/20/2013	44,750	44,750	(2)(19)(25)
MW Dental Holding Corp.	Dental services provider	First lien senior secured revolving loan ($4,500 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	4,500	4,500	(2)(25)
		First lien senior secured loan ($12,582 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	12,582	12,582	(2)(25)
		First lien senior secured loan ($12,460 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	12,460	12,460	(2)(25)
		First lien senior secured loan ($48,757 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	48,757	48,757	(3)(25)
		First lien senior secured loan ($9,800 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	9,800	9,800	(4)(25)
					88,099	88,099
Napa Management Services Corporation	Anesthesia management services provider	First lien senior secured loan ($23,496 par due 4/2018)	6.50% (Libor + 5.25%/Q)	4/15/2011	23,496	23,496	(2)(25)
		First lien senior secured loan ($33,266 par due 4/2018)	6.50% (Libor + 5.25%/Q)	4/15/2011	33,203	33,266	(3)(25)
		Common units (5,000 units)		4/15/2011	5,000	8,896	(2)
					61,699	65,658
National Healing Corporation and National Healing Holding Corp.	Wound care service and equipment provider	Second lien senior secured loan ($10,000 par due 2/2020)	9.25% (Libor + 8.00%/S)	12/13/2013	10,297	10,301	(25)
		Preferred stock (869,565 shares)		12/13/2013	1,296	1,296
					11,593	11,597
Netsmart Technologies, Inc. and NS Holdings, Inc.	Healthcare technology provider	First lien senior secured loan ($2,833 par due 12/2017)	7.25% (Libor + 6.00%/Q)	12/18/2012	2,833	2,833	(2)(17)(25)
		First lien senior secured loan ($36,259 par due 12/2017)	7.25% (Libor + 6.00%/Q)	12/18/2012	36,259	36,259	(2)(17)(25)
		Common stock (2,500,000 shares)		6/21/2010	2,500	2,710	(2)
					41,592	41,802
New Trident Holdcorp, Inc.	Outsourced mobile diagnostic healthcare service provider	Second lien senior secured loan ($80,000 par due 7/2020)	10.25% (Libor + 9.00%/Q)	8/6/2013	78,465	80,000	(2)(25)
OmniSYS Acquisition Corporation, OmniSYS, LLC, and OSYS Holdings, LLC	Provider of technology-enabled solutions to pharmacies	First lien senior secured loan ($21,000 par due 11/2018)	8.50% (Libor + 7.50%/Q)	11/21/2013	21,000	21,000	(2)(25)
		Limited liability company membership interest (1.57% interest)		11/21/2013	1,000	1,000	(2)
					22,000	22,000
PerfectServe, Inc.	Communications software platform provider for hospitals and physician practices	First lien senior secured loan ($3,500 par due 4/2017)	10.00%	12/26/2013	3,465	3,500
		Warrants to purchase up to		12/26/2013	—	50

As of December 31, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		34,113 units of Series C preferred stock
					3,465	3,550
PG Mergersub, Inc. and PGA Holdings, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Second lien senior secured loan ($2,368 par due 10/2018)	8.25% (Libor + 7.00%/Q)	4/19/2012	2,439	2,376	(25)
		Second lien senior secured loan ($21,316 par due 10/2018)	8.25% (Libor + 7.00%/Q)	4/19/2012	21,316	21,380	(2)(25)
		Preferred stock (333 shares)		3/12/2008	125	16	(2)
		Common stock (16,667 shares)		3/12/2008	167	825	(2)
					24,047	24,597
Physiotherapy Associates Holdings, Inc.	Outpatient rehabilitation physical therapy provider	Class A common stock (100,000 shares)		12/13/2013	3,090	3,090
POS I Corp. (fka Vantage Oncology, Inc.)	Radiation oncology care provider	Common stock (62,157 shares)		2/3/2011	4,670	1,375	(2)
RCHP, Inc.	Operator of general acute care hospitals	First lien senior secured loan ($14,887 par due 11/2018)	7.00% (Libor + 5.75%/Q)	11/4/2011	14,888	14,664	(2)(25)
		First lien senior secured loan ($60,518 par due 11/2018)	7.00% (Libor + 5.75%/Q)	11/4/2011	60,496	59,611	(3)(25)
		Second lien senior secured loan ($85,000 par due 5/2019)	11.50% (Libor + 10.00%/Q)	11/4/2011	85,000	85,000	(2)(25)
					160,384	159,275
Reed Group, Ltd.	Medical disability management services provider	Equity interests		4/1/2010	—	—	(2)
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	First lien senior secured loan ($3,800 par due 7/2015)	11.00%	6/28/2012	3,787	3,800	(2)
		Warrants to purchase up to 99,094 shares of Series C preferred stock		6/26/2012	38	29	(2)
					3,825	3,829
Sage Products Holdings III, LLC	Patient infection control and preventive care solutions provider	Second lien senior secured loan ($75,000 par due 6/2020)	9.25% (Libor + 8.00%/Q)	12/13/2012	75,000	75,000	(2)(25)
Sorbent Therapeutics, Inc.	Orally-administered drug developer	First lien senior secured loan ($6,500 par due 9/2016)	10.25%	4/23/2013	6,500	6,500	(2)
		Warrant to purchase up to 727,272 shares of Series C preferred stock		4/23/2013	—	25	(2)
					6,500	6,525
Soteria Imaging Services, LLC (6)	Outpatient medical imaging provider	Preferred member units (1,823,179 units)		4/1/2010	—	—
SurgiQuest, Inc.	Medical device company	First lien senior secured loan ($6,281 par due 10/2017)	10.00%	9/28/2012	6,133	6,281	(2)
		First lien senior secured loan ($2,000 par due 10/2017)	10.69%	9/28/2012	1,953	2,000	(2)
		Warrants to purchase up to 54,672 shares of Series D-4 convertible preferred stock		9/28/2012	—	—	(2)
					8,086	8,281
U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	First lien senior secured loan ($30,000 par due 12/2019)	6.00% (Libor + 5.00%/Q)	12/31/2013	30,000	30,000	(2)(25)
Young Innovations, Inc.	Dental supplies and equipment manufacturer	First lien senior secured loan ($9,697 par due 1/2019)	5.75% (Libor + 4.50%/Q)	1/31/2013	9,697	9,697	(3)(25)
		First lien senior secured loan ($32 par due 1/2019)	6.75% (Base Rate + 3.50%/Q)	1/31/2013	32	32	(3)(25)
		First lien senior secured loan ($13,304 par due 1/2019)	5.75% (Libor + 4.50%/Q)	1/31/2013	13,304	13,304	(4)(25)
		First lien senior secured loan ($44 par due 1/2019)	6.75% (Base Rate + 3.50%/Q)	1/31/2013	44	44	(4)(25)
					23,077	23,077
					1,163,140	1,172,781		23.91%
Business Services
2329497 Ontario Inc. (8)	Provider of outsourced	Second lien senior secured	10.50% (Libor +	12/13/2013	43,551	43,603	(25)

As of December 31, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
	data center infrastructure and related services	loan ($42,333 par due 6/2019)	9.25%/M)
Access CIG, LLC	Records and information management services provider	First lien senior secured loan ($992 par due 10/2017)	7.00% (Libor + 5.75%/M)	10/5/2012	992	992	(2)(25)
BluePay Processing, Inc.	Technology-enabled payment processing solutions provider	First lien senior secured loan ($6,000 par due 8/2019)	5.00% (Libor + 4.00%/Q)	8/30/2013	6,000	6,000	(2)(25)
Cast & Crew Payroll, LLC and Centerstage Co-Investors, L.L.C. (6)	Payroll and accounting services provider to the entertainment industry	First lien senior secured loan ($18,107 par due 12/2017)	7.25% (Libor + 6.25%/Q)	12/24/2012	18,107	18,107	(2)(18)(25)
		First lien senior secured loan ($45,267 par due 12/2017)	7.25% (Libor + 6.25%/Q)	12/24/2012	45,267	45,267	(3)(18)(25)
		Class A membership units (2,500,000 units)		12/24/2012	2,500	4,021	(2)
		Class B membership units (2,500,000 units)		12/24/2012	2,500	4,021	(2)
					68,374	71,416
CIBT Investment Holdings, LLC	Expedited travel document processing services	Class A shares (2,500 shares)		12/15/2011	2,500	3,658	(2)
CitiPostal Inc. (7)	Document storage and management services	First lien senior secured revolving loan ($3,500 par due 12/2014)	6.50% (Libor + 4.50%/M)	4/1/2010	3,500	3,500	(2)(25)
		First lien senior secured loan ($53,731 par due 12/2014)		4/1/2010	53,731	41,501	(2)(24)
		Senior subordinated loan ($20,193 par due 12/2015)		4/1/2010	13,038	—	(2)(24)
		Common stock (37,024 shares)		4/1/2010	—	—
					70,269	45,001
Command Alkon, Inc.	Software solutions provider to the ready-mix concrete industry	Second lien senior secured loan ($10,000 par due 3/2018)	8.75% (Libor + 7.50%/M)	9/28/2012	10,000	10,000	(2)(25)
		Second lien senior secured loan ($34,000 par due 5/2019)	8.75% (Libor + 7.50%/Q)	9/28/2012	34,000	34,000	(2)(25)
					44,000	44,000
Coverall North America, Inc.	Commercial janitorial services provider	Letter of credit facility		1/17/2013	—	—	(2)(29)
eCommerce Industries, Inc.	Business critical enterprise resource planning software provider	First lien senior secured loan ($19,936 par due 10/2016)	8.00% (Libor + 6.75%/Q)	12/13/2013	19,936	20,217	(22)(25)
GHS Interactive Security, LLC and LG Security Holdings, LLC	Originates residential security alarm contracts	First lien senior secured loan ($2,091 par due 5/2018)	7.50% (Libor + 6.00%/Q)	12/13/2013	2,153	2,153	(25)
		Class A membership units (1,560,000 units)		12/13/2013	1,607	1,607
					3,760	3,760
HCPro, Inc. and HCP Acquisition Holdings, LLC (7)	Healthcare compliance advisory services	Senior subordinated loan ($9,004 par due 8/2014)		3/5/2013	2,692	—	(2)(24)
		Class A units (14,293,110 units)		6/26/2008	12,793	—	(2)
					15,485	—
IfByPhone Inc.	Voice-based marketing automation software provider	First lien senior secured loan ($1,533 par due 11/2015)	11.00%	10/15/2012	1,490	1,533	(2)
		First lien senior secured loan ($833 par due 1/2016)	11.00%	10/15/2012	833	833	(2)
		Warrant to purchase up to 124,300 shares of Series C preferred stock		10/15/2012	88	64	(2)
					2,411	2,430
Investor Group Services, LLC (6)	Business consulting for private equity and corporate clients	Limited liability company membership interest (8.5% interest)		6/22/2006	—	633
IronPlanet, Inc.	Online auction platform provider for used heavy equipment	First lien senior secured revolving loan ($5,000 par due 9/2015)	8.00%	9/24/2013	5,000	5,000	(2)
		First lien senior secured loan ($7,500 par due 7/2017)	9.25%	9/24/2013	7,155	7,275	(2)
		Warrant to purchase to up to 133,333 shares of Series C preferred stock		9/24/2013	214	246	(2)
					12,369	12,521
Itel Laboratories, Inc.	Data services provider for building materials to	Preferred units (1,798,391 units)		6/29/2012	1,000	995	(2)

As of December 31, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
	property insurance industry
Keynote Systems, Inc. and Hawaii Ultimate Parent Corp., Inc.	Web and mobile cloud performance testing and monitoring services provider	First lien senior secured loan ($164,587 par due 2/2020)	9.50% (Libor + 8.50%/Q)	8/22/2013	164,587	164,587	(2)(25)
		Class A common stock (2,970 shares)		8/22/2013	2,970	3,429	(2)
		Class B common stock (1,956,522 shares)		8/22/2013	30	35	(2)
					167,587	168,051
Market Track Holdings, LLC	Business media consulting services company	Preferred stock (1,500 shares)		12/13/2013	1,982	1,982
		Common stock (15,000 shares)		12/13/2013	1,982	1,982
					3,964	3,964
MSC.Software Corporation and Maximus Holdings, LLC	Provider of software simulation tools and related services	First lien senior secured loan ($42,750 par due 11/2017)	8.50% (Libor + 7.25%/Q)	12/13/2013	44,015	44,033	(21)(25)
		Warrants to purchase up to 1,050,013 shares of common stock		12/13/2013	424	424
					44,439	44,457
Multi-Ad Services, Inc. (6)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	788	1,754
		Common units (1,725,280 units)		4/1/2010	—	—
					788	1,754
MVL Group, Inc. (7)	Marketing research provider	Junior subordinated loan ($185 par due 7/2012)		4/1/2010	—	—	(2)(24)
		Senior subordinated loan ($33,337 par due 7/2012)		4/1/2010	30,265	2,485	(2)(24)
		Common stock (560,716 shares)		4/1/2010	—	—	(2)
					30,265	2,485
NComputing, Inc.	Desktop virtualization hardware and software technology service provider	First lien senior secured loan ($6,500 par due 7/2016)	10.50%	3/20/2013	6,500	6,695	(2)
		Warrant to purchase up to 462,726 shares of Series C preferred stock		3/20/2013	—	56	(2)
					6,500	6,751
Pillar Processing LLC, PHL Investors, Inc., and PHL Holding Co. (6)	Mortgage services	First lien senior secured loan ($4,658 par due 11/2018)		7/31/2008	3,982	3,321	(2)(24)
		First lien senior secured loan ($7,375 par due 5/2019)		11/20/2007	5,862	—	(2)(24)
		Class A common stock (576 shares)		7/31/2012	3,768	—	(2)
					13,612	3,321
Platform Acquisition, Inc.	Data center and managed cloud services provider	Common stock (48,604 shares)		12/13/2013	7,536	7,536
Powersport Auctioneer Holdings, LLC	Powersport vehicle auction operator	Common units (1,972 units)		3/2/2012	1,000	879	(2)
PSSI Holdings, LLC	Provider of mission-critical outsourced cleaning and sanitation services to the food processing industry	First lien senior secured loan ($1,000 par due 6/2018)	6.00% (Libor + 5.00%/Q)	8/7/2013	1,000	1,000	(2)(25)
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	154	(2)
Rainstor, Inc.	Database solutions provider	First lien senior secured loan ($2,800 par due 4/2016)	11.25%	3/28/2013	2,735	2,800	(2)
		Warrant to purchase up to 142,210 shares of Series C preferred stock		3/28/2013	88	70	(2)
					2,823	2,870
Summit Business Media Parent Holding Company LLC	Business media consulting services	Limited liability company membership interest (45.98% interest)		5/20/2011	—	1,458	(2)
TOA Technologies, Inc.	Cloud based, mobile workforce management applications provider	First lien senior secured loan ($12,567 par due 11/2016)	10.25%	10/31/2012	12,124	12,567	(2)
		Warrant to purchase up to 2,509,770 shares of Series D preferred stock		10/31/2012	605	1,201	(2)

As of December 31, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					12,729	13,768
Tripwire, Inc.	IT security software provider	First lien senior secured loan ($74,684 par due 5/2018)	7.50% (Libor + 6.25%/Q)	5/23/2011	74,684	74,684	(2)(25)
		First lien senior secured loan ($10,266 par due 5/2018)	7.50% (Libor + 6.25%/Q)	5/23/2011	10,266	10,266	(2)(25)
		First lien senior secured loan ($49,875 par due 5/2018)	7.50% (Libor + 6.25%/Q)	5/23/2011	49,875	49,875	(3)(25)
		First lien senior secured loan ($9,975 par due 5/2018)	7.50% (Libor + 6.25%/Q)	5/23/2011	9,975	9,975	(4)(25)
		Class B common stock (2,655,638 shares)		5/23/2011	30	84	(2)
		Class A common stock (2,970 shares)		5/23/2011	2,970	8,315	(2)
					147,800	153,199
Venturehouse-Cibernet Investors, LLC	Financial settlement services for intercarrier wireless roaming	Equity interest		4/1/2010	—	—	(2)
VSS-Tranzact Holdings, LLC (6)	Management consulting services	Common membership interest (5.98% interest)		10/26/2007	10,204	5,236
VTE Holdings Corp.	Hosted enterprise resource planning application management services provider	Common units (1,500,000 units)		12/13/2013	3,862	3,862
Worldpay (UK) Limited, Worldpay ECommerce Limited, Ship US Bidco, Inc., Ship Investor & Cy S.C.A. (8)	Payment processing company	First lien senior secured loan ($5,341 par due 10/2017)	6.00% (Libor + 4.75%/Q)	12/13/2013	5,432	5,394	(25)
		Common stock (936,693 shares)		12/13/2013	2,698	2,732
					8,129	8,126
X Plus Two Solutions, Inc. and X Plus One Solutions, Inc.	Provider of open and integrated software for digital marketing optimization	First lien senior secured revolving loan ($8,600 par due 9/2014)	8.50%	4/1/2013	8,600	8,600	(2)
		First lien senior secured loan ($7,000 par due 3/2017)	10.00%	4/1/2013	6,645	6,860	(2)
		Warrant to purchase up to 999,167 shares of Series C preferred stock		4/1/2013	284	299	(2)
					15,529	15,759
					768,665	699,856		14.27%
Education
American Academy Holdings, LLC	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	First lien senior secured revolving loan ($2,250 par due 3/2019)	6.00% (Libor + 5.00%/Q)	3/18/2011	2,250	2,250	(2)(25)
		First lien senior secured loan ($56,236 par due 3/2019)	6.00% (Libor + 5.00%/Q)	3/18/2011	56,236	56,236	(3)(25)
		First lien senior secured loan ($4,651 par due 3/2019)	6.00% (Libor + 5.00%/Q)	3/18/2011	4,651	4,651	(4)(25)
					63,137	63,137
Campus Management Corp. and Campus Management Acquisition Corp. (6)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10,520	3,337	(2)
Community Education Centers, Inc.	Offender re-entry and in-prison treatment services provider	First lien senior secured loan ($14,286 par due 12/2014)	6.25% (Libor + 5.25%/Q)	12/10/2010	14,286	14,286	(2)(15) (25)
		Second lien senior secured loan ($35,283 par due 12/2015)	15.24% (Libor + 10.00% Cash, 5.00% PIK/Q)	12/10/2010	35,283	34,225	(2)
		Second lien senior secured loan ($10,649 par due 12/2015)	15.26% (Libor + 10.00% Cash, 5.00% PIK/Q)	12/10/2010	10,649	10,330	(2)
		Warrants to purchase up to 654,618 shares		12/10/2010	—	979	(2)
					60,218	59,820
ELC Acquisition Corp., ELC Holdings Corporation, and Excelligence Learning Corporation (6)	Developer, manufacturer and retailer of educational products	Preferred stock (99,492 shares)	12.00% PIK	8/1/2011	10,286	10,286	(2)
		Common stock (50,800 shares)		8/1/2011	—	1,345	(2)

As of December 31, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					10,286	11,631
Infilaw Holding, LLC	Operator of for-profit law schools	First lien senior secured revolving loan		8/25/2011	—	—	(2)(27)
		First lien senior secured loan ($1 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	1	1	(2)(25)
		First lien senior secured loan ($14,362 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	14,362	14,362	(3)(25)
		Series A preferred units (124,890 units)	9.50% (Libor + 8.50%/Q)	8/25/2011	124,890	124,890	(2)(25)
		Series B preferred units (3.91 units)		10/19/2012	9,245	11,060	(2)
					148,498	150,313
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	First lien senior secured loan ($39,459 par due 6/2015)		4/24/2013	39,385	35,514	(3)(24)
		First lien senior secured loan ($14,774 par due 6/2015)		4/24/2013	14,746	13,297	(4)(24)
		Series B preferred stock (1,750,000 shares)		8/5/2010	5,000	—	(2)
		Series C preferred stock (2,512,586 shares)		6/7/2010	689	—	(2)
		Common stock (20 shares)		6/7/2010	—	—	(2)
					59,820	48,811
Lakeland Tours, LLC	Educational travel provider	First lien senior secured revolving loan		10/4/2011	—	—	(2)(27)
		First lien senior secured loan ($83,140 par due 12/2016)	8.50% (Libor + 7.50%/Q)	10/4/2011	83,067	83,131	(2)(14) (25)
		First lien senior secured loan ($1,585 par due 12/2016)	5.25% (Libor + 4.25%/Q)	10/4/2011	1,585	1,585	(2)(25)
		First lien senior secured loan ($40,362 par due 12/2016)	8.50% (Libor + 7.50%/Q)	10/4/2011	40,277	40,362	(3)(14) (25)
		First lien senior secured loan ($8,297 par due 12/2016)	5.25% (Libor + 4.25%/Q)	10/4/2011	8,280	8,297	(3)(25)
		Common stock (5,000 shares)		10/4/2011	5,000	5,117	(2)
					138,209	138,492
PIH Corporation	Franchisor of education-based early childhood centers	First lien senior secured revolving loan ($621 par due 6/2016)	7.25% (Libor + 6.25%/M)	12/13/2013	621	621	(25)
		First lien senior secured loan ($39,062 par due 6/2016)	7.25% (Libor + 6.25%/M)	12/13/2013	39,570	39,594	(25)
					40,191	40,215
R3 Education, Inc. and EIC Acquisitions Corp.	Medical school operator	Preferred stock (8,800 shares)		7/30/2008	2,200	1,936	(2)
		Common membership interest (26.27% interest)		9/21/2007	15,800	29,584	(2)
		Warrants to purchase up to 27,890 shares		12/8/2009	—	—	(2)
					18,000	31,520
RuffaloCODY, LLC	Provider of student fundraising and enrollment management services	First lien senior secured loan ($634 par due 5/2019)	6.50% (Base Rate + 3.25%/Q)	5/29/2013	634	634	(2)(25)
		First lien senior secured loan ($24,996 par due 5/2019)	5.50% (Libor + 4.25%/Q)	5/29/2013	24,996	24,996	(2)(25)
					25,630	25,630
					574,509	572,906		11.68%
Services-Other
Capital Investments and Ventures Corp.	SCUBA diver training and certification provider	First lien senior secured loan ($24,512 par due 8/2018)	7.00% (Libor + 5.75%/Q)	8/9/2012	24,512	24,512	(3)(25)
		First lien senior secured loan ($8,719 par due 8/2018)	7.00% (Libor + 5.75%/Q)	8/9/2012	8,719	8,719	(4)(25)
					33,231	33,231
Competitor Group, Inc. and Calera XVI, LLC	Endurance sports media and event operator	First lien senior secured revolving loan ($2,850 par due 11/2018)	10.00% (Base Rate + 6.75%/Q)	11/30/2012	2,850	2,508	(2)(25)
		First lien senior secured revolving loan ($900 par due 11/2018)	9.00% (Libor + 7.75%/Q)	11/30/2012	900	792	(2)(25)
		First lien senior secured loan ($24,380 par due	10.00% (Libor + 7.75% Cash, 1.00% PIK /Q)	11/30/2012	24,380	21,454	(2)(25)

As of December 31, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		11/2018)
		First lien senior secured loan ($29,853 par due 11/2018)	10.00% (Libor + 7.75% Cash, 1.00% PIK /Q)	11/30/2012	29,853	26,271	(3)(25)
		Membership units (2,500,000 units)		11/30/2012	2,513	17	(2)(9)
					60,496	51,042
Fox Hill Holdings, Inc.	Third party claims administrator on behalf of insurance carriers	First lien senior secured loan ($7,442 par due 6/2018)	6.75% (Libor + 5.75%/Q)	10/31/2013	7,442	7,442	(2)(25)
		First lien senior secured loan ($39 par due 6/2018)	8.00% (Base Rate + 4.75%/Q)	10/31/2013	39	39	(2)(25)
					7,481	7,481
ISS #2, LLC	Provider of repairs, refurbishments and services to the broader industrial end user markets	First lien senior secured loan ($14,950 par due 6/2018)	6.50% (Libor + 5.50%/Q)	6/5/2013	14,950	14,950	(2)(25)
		First lien senior secured loan ($44,775 par due 6/2018)	6.50% (Libor + 5.50%/Q)	6/5/2013	44,775	44,775	(3)(25)
					59,725	59,725
Massage Envy, LLC	Franchisor in the massage industry	First lien senior secured loan ($29,177 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	29,177	29,177	(2)(25)
		First lien senior secured loan ($49,291 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	49,291	49,291	(3)(25)
		Common stock (3,000,000 shares)		9/27/2012	3,000	3,532	(2)
					81,468	82,000
McKenzie Sports Products, LLC	Designer, manufacturer and distributor of taxidermy forms and supplies	First lien senior secured loan ($8,140 par due 3/2017)	5.75% (Libor + 4.75%/M)	3/30/2012	8,140	8,140	(2)(25)
		First lien senior secured loan ($9,302 par due 3/2017)	5.75% (Libor + 4.75%/M)	3/30/2012	9,302	9,302	(4)(25)
					17,442	17,442
Spin HoldCo Inc.	Laundry service and equipment provider	Second lien senior secured loan ($140,000 par due 5/2020)	9.00% (Libor + 7.75%/Q)	5/14/2013	140,000	140,000	(2)(25)
The Dwyer Group (6)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($25,686 par due 6/2018)	12.00% Cash, 1.50% PIK	12/22/2010	25,686	25,686	(2)
		Series A preferred units (13,292,377 units)	8.00% PIK	12/22/2010	6,859	18,650	(2)
					32,545	44,336
Wash Multifamily Laundry Systems, LLC	Laundry service and equipment provider	Second lien senior secured loan ($78,000 par due 2/2020)	9.75% (Libor + 8.50%/Q)	6/26/2012	78,000	78,000	(2)(25)
					510,388	513,257		10.47%
Energy
Alphabet Energy, Inc.	Technology developer to convert waste-heat into electricity	First lien senior secured loan ($3,000 par due 7/2017)	9.62%	12/16/2013	2,721	2,850	(2)
		Warrants to purchase up to 59,524 units of Series B preferred stock		12/16/2013	146	146	(2)
					2,867	2,996
Brush Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($89,892 par due 8/2020)	6.25% (Libor + 5.25%/Q)	8/1/2013	89,892	89,892	(2)(25)
Centinela Funding, LLC	Solar power generation facility developer and operator	Senior subordinated loan ($56,000 par due 11/2020)	10.00% (Libor + 8.75%/Q)	11/14/2012	56,000	56,000	(2)(25)
Joule Unlimited Technologies, Inc. and Stichting Joule Global Foundation	Renewable fuel and chemical production developer	First lien senior secured loan ($7,500 par due 2/2017)	10.00%	7/25/2013	7,433	7,500	(2)
		Warrant to purchase up to 32,051 shares of Series C-2 preferred stock		7/25/2013	—	34	(2)(8)
					7,433	7,534
La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Second lien senior secured loan ($68,000 par due 8/2018)	10.25% (Libor + 8.75%/M)	8/9/2011	67,060	67,320	(2)(25)
Panda Sherman Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($32,500 par due 9/2018)	9.00% (Libor + 7.50%/Q)	9/14/2012	32,500	32,500	(2)(25)

As of December 31, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Panda Temple Power II, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($20,000 par due 4/2019)	7.25% (Libor + 6.00%/Q)	4/3/2013	19,820	20,000	(2)(25)
Panda Temple Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($60,000 par due 7/2018)	11.50% (Libor + 10.00%/Q)	7/17/2012	58,402	60,000	(2)(25)
Sunrun Solar Owner Holdco X, LLC	Residential solar energy provider	First lien senior secured loan ($59,749 par due 6/2019)	9.50% (Libor + 8.25%/Q)	6/7/2013	59,749	59,749	(2)(25)
Sunrun Solar Owner Holdco XIII, LLC	Residential solar energy provider	First lien senior secured loan ($19,300 par due 12/2019)	9.50% (Libor + 7.25% Cash, 1.00% PIK /Q)	11/27/2013	19,079	19,300	(2)(25)
					412,802	415,291		8.47%
Restaurants and Food Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	Restaurant owner and operator	First lien senior secured loan ($33,581 par due 12/2018)	10.50% (Base Rate + 7.25%/Q)	11/27/2006	33,581	33,581	(2)(20) (25)
		First lien senior secured loan ($10,919 par due 12/2018)	10.50% (Base Rate + 7.25%/Q)	11/27/2006	10,922	10,919	(3)(20) (25)
		Promissory note ($16,558 par due 12/2018)	13.00% PIK	11/27/2006	13,273	15,997	(2)
		Warrants to purchase up to 23,750 units of Series D common stock		12/18/2013	24	—	(2)
					57,800	60,497
Benihana, Inc.	Restaurant owner and operator	First lien senior secured loan ($4,925 par due 2/2018)	6.75% (Libor + 5.50%/Q)	8/21/2012	4,925	4,925	(4)(25)
Garden Fresh Restaurant Corp.	Restaurant owner and operator	First lien senior secured revolving loan		10/3/2013	—	—	(2)(27)
		First lien senior secured loan ($43,750 par due 7/2018)	10.00% (Libor + 8.50%/M)	10/3/2013	43,750	43,750	(2)(25)
					43,750	43,750
Hojeij Branded Foods, Inc.	Airport restaurant operator	First lien senior secured revolving loan ($450 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	450	450	(2)(25) (28)
		First lien senior secured loan ($12,500 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	12,500	12,500	(2)(25)
		First lien senior secured loan ($15,000 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	14,543	15,000	(2)(25)
		Warrants to purchase up to 7.5% of membership interest		2/15/2012	—	299	(2)
		Warrants to purchase up to 324 shares of Class A common stock		2/15/2012	669	4,307	(2)
					28,162	32,556
Orion Foods, LLC (fka Hot Stuff Foods, LLC) (7)	Convenience food service retailer	First lien senior secured revolving loan ($9,500 par due 9/2014)	10.75% (Base Rate + 7.50%/M)	4/1/2010	9,500	9,500	(2)(25)
		First lien senior secured loan ($33,037 par due 9/2014)	10.00% (Libor + 8.50%/Q)	4/1/2010	33,037	33,037	(3)(25)
		Second lien senior secured loan ($37,552 par due 9/2014)		4/1/2010	18,423	20,205	(2)(24)
		Preferred units (10,000 units)		10/28/2010	—	—	(2)
		Class A common units (25,001 units)		4/1/2010	—	—	(2)
		Class B common units (1,122,452 units)		4/1/2010	—	—	(2)
					60,960	62,742
OTG Management, LLC	Airport restaurant operator	First lien senior secured loan ($25,000 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	25,000	25,000	(2)(25)
		First lien senior secured loan ($7,075 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	7,075	7,075	(2)(25)
		Common units (3,000,000 units)		1/5/2011	3,000	3,638	(2)
		Warrants to purchase up to 7.73% of common units		6/19/2008	100	7,257	(2)
					35,175	42,970
Performance Food Group, Inc. and Wellspring Distribution Corp	Food service distributor	Second lien senior secured loan ($74,625 par due 11/2019)	6.25% (Libor + 5.25%/Q)	5/14/2013	74,282	74,850	(2)(25)

As of December 31, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class A non-voting common stock (1,366,120 shares)		5/3/2008	6,303	6,529	(2)
					80,585	81,379
PMI Holdings, Inc.	Restaurant owner and operator	Preferred stock (46,025 shares)		12/13/2013	687	687
		Common stock (22,401 shares)		12/13/2013	379	379
					1,066	1,066
Restaurant Holding Company, LLC	Fast food restaurant operator	First lien senior secured loan ($60,125 par due 2/2017)	9.00% (Libor + 7.50%/M)	2/17/2012	59,303	58,922	(3)(25)
		First lien senior secured loan ($9,250 par due 2/2017)	9.00% (Libor + 7.50%/M)	2/17/2012	9,122	9,065	(4)(25)
					68,425	67,987
S.B. Restaurant Company	Restaurant owner and operator	Preferred stock (46,690 shares)		4/1/2010	—	—	(2)
		Warrants to purchase up to 257,429 shares of common stock		4/1/2010	—	—	(2)
					—	—
					380,848	397,872		8.11%
Financial Services
AllBridge Financial, LLC (7)	Asset management services	Equity interests		4/1/2010	5,077	9,718
Callidus Capital Corporation (7)	Asset management services	Common stock (100 shares)		4/1/2010	3,000	1,713
Ciena Capital LLC (7)	Real estate and small business loan servicer	First lien senior secured revolving loan ($14,000 par due 12/2014)	6.00%	11/29/2010	14,000	14,000	(2)
		First lien senior secured loan ($26,000 par due 12/2016)	12.00%	11/29/2010	26,000	26,000	(2)
		Equity interests		11/29/2010	53,374	10,926	(2)
					93,374	50,926
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28,000 par due 5/2018)	12.75%	5/10/2012	28,000	28,000	(2)
Cook Inlet Alternative Risk, LLC	Risk management services	Senior subordinated loan ($1,750 par due 9/2015)	9.00%	9/30/2011	1,750	1,750	(2)
Gordian Acquisition Corp.	Financial services firm	Common stock (526 shares)		11/30/2012	—	—	(2)
Imperial Capital Group LLC	Investment services	2006 Class B common units (2,526 units)		5/10/2007	3	5	(2)
		2007 Class B common units (315 units)		5/10/2007	—	1	(2)
		Class A common units (7,710 units)		5/10/2007	14,997	19,672	(2)
					15,000	19,678
Ivy Hill Asset Management, L.P. (7)(9)	Asset management services	Member interest (100.00% interest)		6/15/2009	170,961	280,353
					317,162	392,138		8.00%
Consumer Products- Non-durable
Gilchrist & Soames, Inc.	Personal care manufacturer	First lien senior secured revolving loan ($8,700 par due 12/2014)	6.25% (Libor + 5.00%/M)	4/1/2010	8,700	8,700	(2)(25)
		First lien senior secured loan ($22,508 par due 12/2014)	13.44% Cash, 2.00% PIK	4/1/2010	22,504	21,833	(2)
					31,204	30,533
Implus Footcare, LLC	Provider of footwear and other accessories	Preferred stock (455 shares)	6.00% PIK	10/31/2011	5,172	5,172	(2)
		Common stock (455 shares)		10/31/2011	455	170	(2)
					5,627	5,342
Insight Pharmaceuticals Corporation (6)	OTC drug products manufactuer	Second lien senior secured loan ($19,310 par due 8/2017)	13.25% (Libor + 11.75%/Q)	8/26/2011	19,165	19,310	(2)(25)
		Class A common stock (155,000 shares)		8/26/2011	6,035	7,234	(2)
		Class B common stock (155,000 shares)		8/26/2011	6,035	7,234	(2)
					31,235	33,778
Matrixx Initiatives, Inc. and Wonder Holdings Acquisition Corp.	Developer and marketer of over-the-counter healthcare products	Warrants to purchase up to 1,654,678 shares of common stock		7/27/2011	—	1,219	(2)
		Warrants to purchase up to 1,489 shares of preferred stock		7/27/2011	—	1,144	(2)
					—	2,363
Oak Parent, Inc.	Manufacturer of athletic	First lien senior secured	7.50% (Libor + 7.00%/Q)	4/2/2012	31,184	31,294	(3)(25)

As of December 31, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
	apparel	loan ($31,295 par due 4/2018)
		First lien senior secured loan ($86 par due 4/2018)	9.25% (Base Rate + 6.00%/S)	4/2/2012	85	86	(3)(25)
		First lien senior secured loan ($8,844 par due 4/2018)	7.50% (Libor + 7.00%/Q)	4/2/2012	8,813	8,844	(4)(25)
		First lien senior secured loan ($24 par due 4/2018)	9.25% (Base Rate + 6.00%/S)	4/2/2012	24	24	(4)(25)
					40,106	40,248
PG-ACP Co-Invest, LLC	Supplier of medical uniforms, specialized medical footwear and accessories	Class A membership units (1,000,0000 units)		8/29/2012	1,000	1,526	(2)
The Step2 Company, LLC	Toy manufacturer	Second lien senior secured loan ($25,600 par due 4/2015)	10.00%	4/1/2010	25,089	25,088	(2)
		Second lien senior secured loan ($32,865 par due 4/2015)	10.00%	4/1/2010	30,802	26,292	(2)
		Common units (1,116,879 units)		4/1/2010	24	—
		Warrants to purchase up to 3,157,895 units		4/1/2010	—	—
					55,915	51,380
The Thymes, LLC (7)	Cosmetic products manufacturer	Preferred units (6,283 units)	8.00% PIK	6/21/2007	4,696	4,221
		Common units (5,400 units)		6/21/2007	—	6,687
					4,696	10,908
Woodstream Corporation	Pet products manufacturer	First lien senior secured loan ($8,465 par due 8/2016)	6.00% (Libor + 5.00%/Q)	4/18/2012	8,465	8,465	(4)(25)
		Senior subordinated loan ($80,000 par due 2/2017)	11.50%	4/18/2012	77,412	80,000	(2)
		Common stock (4,254 shares)		1/22/2010	1,222	2,685	(2)
					87,099	91,150
					256,882	267,228		5.45%
Containers-Packaging
ICSH, Inc.	Industrial container manufacturer, reconditioner and servicer	First lien senior secured revolving loan		8/31/2011	—	—	(2)(27)
		First lien senior secured loan ($27,740 par due 8/2016)	7.00% (Libor + 6.00%/Q)	8/31/2011	27,777	27,740	(2)(25)
		First lien senior secured loan ($61,518 par due 8/2016)	7.00% (Libor + 6.00%/Q)	8/31/2011	61,518	61,518	(3)(25)
		First lien senior secured loan ($14,718 par due 8/2016)	7.00% (Libor + 6.00%/Q)	8/31/2011	14,718	14,718	(4)(25)
					104,013	103,976
Microstar Logistics LLC, Microstar Global Asset Management LLC, and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($142,500 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	142,500	142,500	(2)(25)
		Common stock (50,000 shares)		12/14/2012	5,000	7,223	(2)
					147,500	149,723
Pregis Corporation, Pregis Intellipack Corp., and Pregis Innovative Packaging Inc.	Provider of highly-customized, tailored protective packaging solutions	First lien senior secured loan ($975 par due 3/2017)	7.75% (Libor + 6.25%/M)	4/25/2012	975	975	(2)(25)
		First lien senior secured loan ($5 par due 3/2017)	8.50% (Base Rate + 5.25%/Q)	4/25/2012	5	5	(2)(25)
					980	980
					252,493	254,679		5.19%
Manufacturing
Cambrios Technologies Corporation	Nanotechnology-based solutions for electronic devices and computers	First lien senior secured loan ($3,030 par due 8/2015)	12.00%	8/7/2012	3,030	3,030	(2)
		Warrants to purchase up to 400,000 shares of Series D-4 convertible preferred stock		8/7/2012	—	6	(2)
					3,030	3,036
Component Hardware Group, Inc.	Commercial equipment	First lien senior secured loan ($23,701 par due 7/2019)	5.50% (Libor + 4.50%/M)	7/1/2013	23,701	23,701	(2)(25)
Lighting Science Group	Advanced lighting	Letter of credit facility		9/20/2011	—	—	(2)(29)

As of December 31, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Corporation	products
Mac Lean-Fogg Company	Provider of intelligent transportation systems products in the traffic and rail industries	Senior subordinated loan ($100,251 par due 10/2023)	9.50% Cash, 1.50% PIK	10/31/2013	100,251	100,251	(2)
MWI Holdings, Inc.	Provider of engineered springs, fasteners, and other precision components	First lien senior secured loan ($38,274 par due 3/2019)	9.38% (Libor + 8.13%/Q)	6/15/2011	38,274	38,274	(2)(25)
		First lien senior secured loan ($10,000 par due 3/2019)	9.38% (Libor + 8.13%/Q)	6/15/2011	10,000	10,000	(4)(25)
					48,274	48,274
NetShape Technologies, Inc.	Metal precision engineered components	First lien senior secured revolving loan ($538 par due 12/2014)	7.50% (Libor + 6.50%/Q)	4/1/2010	538	538	(2)(25)
Pelican Products, Inc.	Flashlights	First lien senior secured loan ($2,317 par due 7/2018)	6.25% (Libor + 5.00%/Q)	7/13/2012	2,317	2,317	(4)(25)
		Second lien senior secured loan ($32,000 par due 6/2019)	11.50% (Libor + 10.00%/Q)	7/13/2012	32,000	32,000	(2)(25)
					34,317	34,317
Protective Industries, Inc. dba Caplugs	Plastic protection products	First lien senior secured loan ($997 par due 10/2019)	6.75% (Libor + 5.75%/Q)	11/30/2012	997	997	(2)(25)
		Preferred stock (2,379,361 shares)		5/23/2011	1,298	4,837	(2)
					2,295	5,834
Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1,000	—	(2)
SSH Environmental Industries, Inc. and SSH Non-Destructive Testing, Inc.	Magnetic sensors and supporting sensor products	First lien senior secured loan ($11,140 par due 12/2016)	9.00% (Libor + 7.50%/Q)	3/23/2012	10,990	11,140	(2)(25)
TPTM Merger Corp.	Time temperature indicator products	First lien senior secured revolving loan ($950 par due 9/2018)	6.25% (Libor + 5.25%/Q)	9/12/2013	950	950	(2)(25)
		First lien senior secured revolving loan ($540 par due 9/2018)	7.50% (Base Rate + 4.25%/Q)	9/12/2013	540	540	(2)(25)
		First lien senior secured loan ($25,935 par due 9/2018)	6.25% (Libor + 5.25%/Q)	9/12/2013	25,935	25,935	(2)(25)
					27,425	27,425
					251,821	254,516		5.19%
Automotive Services
Driven Holdings, LLC	Automotive aftermarket car care franchisor	Preferred stock (247,500 units)		12/16/2011	2,475	2,852	(2)
		Common stock (25,000 units)		12/16/2011	25	808	(2)
					2,500	3,660
Eckler Industries, Inc.	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($2,000 par due 7/2017)	8.25% (Base Rate + 5.00%/Q)	7/12/2012	2,000	2,000	(2)(25)
		First lien senior secured loan ($8,172 par due 7/2017)	7.25% (Libor + 6.00%/M)	7/12/2012	8,172	8,172	(2)(25)
		First lien senior secured loan ($30,609 par due 7/2017)	7.25% (Libor + 6.00%/M)	7/12/2012	30,609	30,609	(3)(25)
		Series A preferred stock (1,800 shares)		7/12/2012	1,800	2,031	(2)
		Common stock (20,000 shares)		7/12/2012	200	116	(2)
					42,781	42,928
EcoMotors, Inc.	Engine developer	First lien senior secured loan ($5,000 par due 10/2016)	10.83%	12/28/2012	4,869	5,000	(2)
		First lien senior secured loan ($5,000 par due 6/2017)	10.83%	12/28/2012	4,853	5,000	(2)
		First lien senior secured loan ($4,833 par due 7/2016)	10.13%	12/28/2012	4,724	4,833	(2)
		Warrant to purchase up to 321,888 shares of Series C preferred stock		12/28/2012	—	43	(2)
					14,446	14,876
Service King Paint & Body, LLC	Collision repair site operators	First lien senior secured loan ($7,617 par due 8/2017)	4.00% (Libor + 3.00%/Q)	8/20/2012	7,617	7,617	(2)(25)

As of December 31, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($46,898 par due 8/2017)	6.00% (Libor + 5.00%/Q)	8/20/2012	46,898	46,898	(2)(16)(25)
		First lien senior secured loan ($6,398 par due 8/2017)	4.00% (Libor + 3.00%/Q)	8/20/2012	6,398	6,398	(2)(25)
		First lien senior secured loan ($72,135 par due 8/2017)	6.00% (Libor + 5.00%/Q)	8/20/2012	72,135	72,135	(2)(16)(25)
		First lien senior secured loan ($9,646 par due 8/2017)	4.00% (Libor + 3.00%/Q)	8/20/2012	9,646	9,646	(4)(25)
		First lien senior secured loan ($10,000 par due 8/2017)	6.00% (Libor + 5.00%/Q)	8/20/2012	10,000	10,000	(3)(16)(25)
		Membership interest		8/20/2012	5,000	6,948	(2)
					157,694	159,642
					217,421	221,106		4.51%
Retail
Fulton Holdings Corp. (12)	Airport restaurant operator	First lien senior secured loan ($43,000 par due 5/2018)	8.50%	5/10/2013	43,000	43,000	(2)(12)
		First lien senior secured loan ($40,000 par due 5/2018)	8.50%	5/28/2010	40,000	40,000	(3)(12)
		Common stock (19,672 shares)		5/28/2010	1,461	2,086	(2)
					84,461	85,086
Paper Source, Inc. and Pine Holdings, Inc.	Retailer of fine and artisanal papers, gifts, gift wrap, greeting cards and envelopes	First lien senior secured loan ($18,952 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/23/2013	18,952	18,952	(2)(25)
		Class A common stock (36,364 shares)		9/23/2013	6,000	6,660	(2)
					24,952	25,612
Things Remembered Inc. and TRM Holdings Corporation	Personalized gifts retailer	First lien senior secured loan ($14,813 par due 5/2018)	8.00% (Libor + 6.50%/Q)	5/24/2012	14,813	14,813	(4)(25)
					124,226	125,511		2.56%
Aerospace and Defense
Cadence Aerospace, LLC (fka PRV Aerospace, LLC)	Aerospace precision components manufacturer	First lien senior secured loan ($4,459 par due 5/2018)	6.50% (Libor + 5.25%/Q)	5/15/2012	4,425	4,459	(4)(25)
		First lien senior secured loan ($65 par due 5/2018)	7.50% (Base Rate + 4.25%/Q)	5/15/2012	65	65	(4)(25)
		Second lien senior secured loan ($79,657 par due 5/2019)	10.50% (Libor + 9.25%/Q)	5/10/2012	79,657	77,267	(2)(25)
					84,147	81,791
ILC Industries, LLC	Designer and manufacturer of protective cases and technically advanced lighting systems	First lien senior secured loan ($19,192 par due 7/2018)	8.00% (Libor + 6.50%/Q)	7/13/2012	18,885	19,192	(4)(25)
Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	111	111	(2)
		Common stock (1,885,195 shares)		1/17/2008	2,291	1,722	(2)
					2,402	1,833
					105,434	102,816		2.10%
Chemicals
Argotec, LLC	Thermoplastic polyurethane films	First lien senior secured revolving loan ($625 par due 5/2018)	7.00% (Base Rate + 3.75%/M)	5/31/2013	625	625	(2)(25)
		First lien senior secured loan ($5,788 par due 5/2019)	5.75% (Libor + 4.75%/M)	5/31/2013	5,788	5,788	(2)(25)
		First lien senior secured loan ($74 par due 5/2019)	7.00% (Base Rate + 3.75%/Q)	5/31/2013	74	74	(2)(25)
					6,487	6,487
Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	First lien senior secured loan ($17,730 par due 5/2018)	6.75% (Libor + 5.50%/Q)	12/13/2013	18,256	18,262	(25)
K2 Pure Solutions Nocal, L.P.	Chemical producer	First lien senior secured revolving loan ($2,256 par due 8/2019)	8.13% (Libor + 7.13%/M)	8/19/2013	2,256	2,211	(2)(25)
		First lien senior secured loan ($41,500 par due 8/2019)	7.00% (Libor + 6.00%/M)	8/19/2013	41,500	40,670	(2)(25)
		First lien senior secured	7.00% (Libor + 6.00%/M)	8/19/2013	40,000	39,200	(3)(25)

As of December 31, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		loan ($40,000 par due 8/2019)
					83,756	82,081
					108,499	106,830		2.18%
Transportation
Eberle Design, Inc.	Provider of intelligent transportation systems products in the traffic and rail industries	First lien senior secured loan ($30,500 par due 8/2018)	7.50% (Libor + 6.25%/Q)	8/26/2013	30,359	30,500	(2)(25)
PODS Funding Corp. II	Storage and warehousing	First lien senior secured loan ($35,897 par due 12/2018)	7.00% (Libor + 6.00%/Q)	12/19/2013	35,897	35,897	(25)
United Road Towing, Inc.	Towing company	Warrants to purchase up to 607 shares		4/1/2010	—	—
					66,256	66,397		1.35%
Printing, Publishing and Media
Batanga, Inc.	Independent digital media company	First lien senior secured revolving loan ($3,000 par due 4/2014)	8.50%	10/31/2012	3,000	3,000	(2)(23)
		First lien senior secured loan ($4,936 par due 11/2016)	9.60%	10/31/2012	4,936	5,030	(2)(23)
		First lien senior secured loan ($4,500 par due 9/2017)	9.60%	10/31/2012	4,500	4,500	(2)(23)
					12,436	12,530
Earthcolor Group, LLC	Printing management services	Limited liability company interests (9.30%)		5/18/2012	—	—
Encompass Digital Media, Inc.	Provider of outsourced network origination and transmission services for media companies	First lien senior secured loan ($19,651 par due 8/2017)	6.75% (Libor + 5.50%/Q)	12/13/2013	20,233	20,241	(25)
The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	First lien senior secured loan ($20,886 par due 3/2017)	9.00% (Libor + 7.50%/Q)	9/29/2006	20,886	20,469	(2)(25)
		First lien senior secured loan ($9,701 par due 3/2017)	9.00% (Libor + 7.50%/Q)	9/29/2006	9,701	9,507	(4)(25)
		Preferred stock (10,663 shares)		9/29/2006	1,066	2,282	(2)
		Common stock (15,393 shares)		9/29/2006	3	5	(2)
					31,656	32,263
					64,325	65,034		1.33%
Commercial Real Estate Finance
10th Street, LLC (6)	Real estate holding company	Senior subordinated loan ($26,250 par due 11/2014)	8.93% Cash, 4.07% PIK	4/1/2010	26,250	26,250	(2)
		Member interest (10.00% interest)		4/1/2010	594	7,257
		Option (25,000 units)		4/1/2010	25	25
					26,869	33,532
American Commercial Coatings, Inc.	Real estate property	Commercial mortgage loan ($2,275 par due 12/2025)	8.75% (Libor + 7.50%/Q)	4/1/2010	664	1,500	(25)
Cleveland East Equity, LLC	Hotel operator	Real estate equity interests		4/1/2010	1,026	5,305
Commons R-3, LLC	Real estate developer	Real estate equity interests		4/1/2010	—	—
Crescent Hotels & Resorts, LLC and affiliates (7)	Hotel operator	Senior subordinated loan ($2,236 par due 9/2011)		4/1/2010	—	—	(2)(24)
		Senior subordinated loan ($2,092 par due 6/2017)		4/1/2010	—	—	(2)(24)
		Common equity interest		4/1/2010	—	—
					—	—
Hot Light Brands, Inc. (7)	Real estate holding company	First lien senior secured loan ($31,384 par due 2/2011)		4/1/2010	90	253	(2)(24)
		Common stock (93,500 shares)		4/1/2010	—	—	(2)
					90	253
NPH, Inc.	Hotel property	Real estate equity interests		4/1/2010	5,291	5,532
					33,940	46,122		0.94%
Oil and Gas
Geotrace Technologies, Inc.	Reservoir processing and development	Warrants to purchase up to 69,978 shares of common stock		4/1/2010	88	—	(2)
		Warrants to purchase up to 210,453 shares of preferred stock		4/1/2010	2,805	638	(2)
					2,893	638
UL Holding Co., LLC and Universal Lubricants, LLC (6)	Petroleum product manufacturer	Second lien senior secured loan ($10,093 par due 12/2014)		4/30/2012	9,519	7,260	(2)(24)

As of December 31, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($42,812 par due 12/2014)		4/30/2012	40,097	30,795	(2)(24)
		Second lien senior secured loan ($4,994 par due 12/2014)		4/30/2012	4,668	3,592	(2)(24)
		Class A common units (151,236 units)		6/17/2011	1,512	—	(2)
		Class B-5 common units (599,200 units)		4/25/2008	5,472	—	(2)
		Class B-4 common units (50,000 units)		6/17/2011	500	—	(2)
		Class C common units (758,546 units)		4/25/2008	—	—	(2)
					61,768	41,647
					64,661	42,285		0.86%
Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	First lien senior secured loan ($34,000 par due 3/2019)	7.25% (Libor + 6.00%/M)	10/11/2007	34,000	34,000	(2)(13)(25)
CFW Co-Invest, L.P. and NCP Curves, L.P.	Health club franchisor	Limited partnership interest (4,152,165 shares)		7/31/2012	4,152	2,913	(2)
		Limited partnership interest (2,218,235 shares)		7/31/2012	2,218	1,556	(2)
					6,370	4,469
					40,370	38,469		0.78%
Telecommunications
American Broadband Communications, LLC, American Broadband Holding Company, and Cameron Holdings of NC, Inc.	Broadband communication services	Warrants to purchase up to 378 shares		11/7/2007	—	6,833	(2)
		Warrants to purchase up to 200 shares		9/1/2010	—	3,615	(2)
					0	10,448
EUNetworks Group Limited (8)	Broadband bandwidth infrastructure provider	First lien senior secured loan ($20,567 par due 5/2019)	7.50% (Libor + 6.50%/Q)	12/13/2013	21,192	21,185	(25)
Quantance, Inc.	Designer of semiconductor products to the mobile wireless market	First lien senior secured loan ($3,500 par due 9/2016)	10.25%	8/23/2013	3,402	3,465	(2)
		Warrant to purchase up to 130,432 shares of Series D preferred stock		8/23/2013	74	74	(2)
					3,476	3,539
Startec Equity, LLC (7)	Communication services	Member interest		4/1/2010	—	—
Wilcon Holdings LLC	Communications infrastructure provider	Class A common stock (2,000,000 shares)		12/13/2013	1,829	1,829
					26,497	37,001		0.75%
Environmental Services
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	First lien senior secured loan ($1,500 par due 10/2016)	9.26%	3/28/2013	1,439	1,500	(2)
		Warrant to purchase 322,422 shares of Series D preferred stock		3/28/2013	—	6	(2)
					1,439	1,506
RE Community Holdings II, Inc.and Pegasus Community Energy, LLC.	Operator of municipal recycling facilities	Preferred stock (1,000 shares)		3/1/2011	8,839	532	(2)
Waste Pro USA, Inc	Waste management services	Preferred Class A common equity (611,615 shares)		11/9/2006	12,263	27,898	(2)
					22,541	29,936		0.61%
Food and Beverage
Apple & Eve, LLC and US Juice Partners, LLC (6)	Juice manufacturer	Senior units (50,000 units)		10/5/2007	5,000	5,205
Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated loan ($2,750 par due 6/2015)	17.50% PIK	2/6/2008	2,750	2,750	(2)
		Preferred stock (6,258 shares)		9/1/2006	2,567	2,260	(2)
					5,317	5,010
Distant Lands Trading Co.	Coffee manufacturer	Class A common stock (1,294 shares)		4/1/2010	980	—	(2)
		Class A-1 common stock (2,157 shares)		4/1/2010	—	—	(2)
					980	—
					11,297	10,215		0.21%

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Wholesale Distribution
BECO Holding Company, Inc.	Wholesale distributor of first response fire protection equipment and related parts	Common stock (25,000 shares)		7/30/2010	2,500	3,103	(2)
					2,500	3,103		0.06%
					$7,537,403	$7,632,897		155.63%

(1)                                 Other than the Company’s investments listed in footnote 7 below (subject to the limitations set forth therein), the Company does not “Control” any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company’s portfolio company investments, which as of December 31, 2013 represented 156% of the Company’s net assets or 94% of the Company’s total assets, are subject to legal restrictions on sales.

(2)                                 These assets are pledged as collateral for the Revolving Credit Facility and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Revolving Credit Facility (see Note 5 to the consolidated financial statements).

(3)                                 These assets are owned by the Company’s consolidated subsidiary Ares Capital CP, are pledged as collateral for the Revolving Funding Facility and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than Ares Capital CP’s obligations under the Revolving Funding Facility (see Note 5 to the consolidated financial statements).

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

(5)                                 Investments without an interest rate are non income producing.

(6)                                 As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” of a portfolio company because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2013 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to Control) are as follows:

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

(7)                                 As defined in the Investment Company Act, the Company is deemed to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the period for the year ended December 31, 2013 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are as follows:

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

*                                         Together with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together, “GE”), the Company co invests through the Senior Secured Loan Fund LLC d/b/a the “Senior Secured Loan Program” (the “SSLP”). The SSLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and GE (with approval from a representative of each required); therefore, although the Company owns more than 25% of the voting securities of the SSLP, the Company does not believe that it has control over the SSLP (for purposes of the Investment Company Act or otherwise) because, among other things, these “voting securities” do not afford the Company the right to elect directors of the SSLP or any other special rights (see Note 4 to the consolidated financial statements).

(8)                                 Non U.S. company or principal place of business outside the U.S. and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(9)                                 Excepted from the definition of investment company under Section 3(c) of the Investment Company Act and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(10)                          In the first quarter of 2011, the staff of the Securities and Exchange Commission (the “Staff”) informally communicated to certain business development companies the Staff’s belief that certain entities, which would be classified as an “investment company” under the Investment Company Act but for the exception from the definition of “investment company” set forth in Rule 3a 7 promulgated under the Investment Company Act, could not be treated as eligible portfolio companies (as defined in Section 2(a)(46) under the Investment Company Act) (i.e., not eligible to be included in a BDC’s 70% “qualifying assets” basket). Subsequently, in August 2011 the Securities and Exchange Commission issued a concept release (the “Concept Release”) which stated that “[a]s a general matter, the Commission presently does not believe that Rule 3a 7 issuers are the type of small, developing and financially troubled businesses in which the U.S. Congress intended BDCs primarily to invest” and requested comment on whether or not a 3a 7 issuer should be considered an “eligible portfolio company”.  The Company provided a comment letter in respect of the Concept Release and continues to believe that the language of Section 2(a)(46) of the Investment Company Act permits a BDC to treat as “eligible portfolio companies” entities that rely on the 3a 7 exception. However, given the current uncertainty in this area (including the language in the Concept Release) and subsequent discussions with the Staff, the Company has, solely for purposes of calculating the composition of its portfolio pursuant to Section 55(a) of the Investment Company Act, identified such entities, which include the SSLP, as “non qualifying assets” should the Staff ultimately disagree with the Company’s position.

(11)             Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually (A), semi annually (S), quarterly (Q), bi monthly (B), monthly (M) or daily (D). For each such loan, the Company has provided the interest rate in effect on the date presented.

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

(13)             In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.00% on $17 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(14)             In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.25% on $60 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(16)             In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $97 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(18)             In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.00% on $27 million aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(19)             In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.75% on $25 million aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(20)             In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.00% on $23 million aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(21)             In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 0.75% on $45 million aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(22)             In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.75% on $36 million aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(23)             The Company is entitled to receive a fixed fee upon the occurrence of certain events as defined in the credit agreement governing the Company’s debt investment in the portfolio company. The fair value of such fee is included in the fair value of the debt investment.

(24)             Loan was on non accrual status as of December 31, 2013.

(25)             Loan includes interest rate floor feature.

(26)             In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SSLP’s loan portfolio, which may result in a return to the Company greater than the contractual stated interest rate.

(27)             As of December 31, 2013, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

(28)             As of December 31, 2013, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

(29)             As of December 31, 2013, no amounts were funded by the Company under this letter of credit facility; however, there were letters of credit issued and outstanding through a financial intermediary under the letter of credit facility. See Note 7 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2014
(in thousands, except per share data)
(unaudited)

					Accumulated
					Net Realized
					Loss on
					Investments,	Net Unrealized
					Foreign Currency	Gain on
				Accumulated	Transactions,	Investments
			Capital in	Overdistributed	Extinguishment of	and Foreign	Total
	Common Stock		Excess of	Net Investment	Debt and	Currency	Stockholders’
	Shares	Amount	Par Value	Income	Other Assets	Transactions	Equity
Balance at December 31, 2013	297,971	$298	$4,982,477	$(8,785)	$(165,040)	$95,494	$4,904,444
Shares issued in connection with dividend reinvestment plan	299	—	5,257	—	—	—	5,257
Net increase in stockholders’ equity resulting from operations	—	—	—	112,336	12,045	(7,389)	116,992
Dividends declared and payable ($0.43 per share)	—	—	—	(128,127)	—	—	(128,127)
Balance at March 31, 2014	298,270	$298	$4,987,734	$(24,576)	$(152,995)	$88,105	$4,898,566

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	For the three months ended
	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$116,992	$80,342
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Realized losses on extinguishment of debt	72	—
Net realized gains on investments and foreign currency transactions	(12,117)	(11,678)
Net unrealized losses on investments and foreign currency transactions	7,389	30,433
Net accretion of discount on investments	(339)	(1,566)
Increase in payment-in-kind interest and dividends	(2,900)	(6,110)
Collections of payment-in-kind interest and dividends	1,611	1,198
Amortization of debt issuance costs	3,948	3,497
Accretion of discount on notes payable	3,718	3,256
Depreciation	210	205
Proceeds from sales and repayments of investments	790,066	237,033
Purchases of investments	(828,092)	(351,275)
Changes in operating assets and liabilities:
Interest receivable	(17,267)	(6,993)
Other assets	(674)	(7,706)
Management and incentive fees payable	(16,359)	(18,985)
Accounts payable and other liabilities	8,614	(3,916)
Interest and facility fees payable	(1,445)	(2,627)
Net cash provided by (used in) operating activities	53,427	(54,892)
FINANCING ACTIVITIES:
Borrowings on debt	254,050	397,000
Repayments and repurchases of debt	(185,424)	(417,000)
Debt issuance costs	(2,319)	(1,609)
Dividends paid	(122,724)	(90,091)
Net cash used in financing activities	(56,417)	(111,700)
CHANGE IN CASH AND CASH EQUIVALENTS	(2,990)	(166,592)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	149,629	269,043
CASH AND CASH EQUIVALENTS, END OF PERIOD	$146,639	$102,451
Supplemental Information:
Interest paid during the period	$45,224	$32,997
Taxes, including excise tax, paid during the period	$12,880	$10,329
Dividends declared and payable for the period	$128,127	$94,488

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2014

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

2.                                      SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles or (“GAAP”), and include the accounts of the Company and its consolidated subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition as of and for the periods presented. All significant intercompany balances and transactions have been eliminated.

Interim financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2014.

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

•                  The audit committee of the Company’s board of directors reviews these valuations, as well as the input of third parties, including independent third-party valuation firms who review a minimum of 50% of the Company’s portfolio at fair value.

•                  The Company’s board of directors discusses valuations and ultimately determines the fair value of each investment in the Company’s portfolio without a readily available market quotation in good faith based on, among other things, the input of the Company’s investment adviser, audit committee and, where applicable, independent third-party valuation firms.

See Note 8 for more information on the Company’s valuation process.

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

Capital Structuring Service Fees and Other Income

The Company’s investment adviser seeks to provide assistance to its portfolio companies and in return the Company may receive fees for capital structuring services. These fees are generally only available to the Company as a result of the Company’s underlying investments, are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Company’s investment adviser provides vary by investment, but generally include reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from multiple equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice, which concludes upon closing of the investment. Any services of the above nature subsequent to the closing would generally generate a separate fee payable to the Company. In certain instances where the Company is invited to participate as a co-lender in a transaction and does not provide significant services in connection with the investment, a portion of loan fees paid to the Company in such situations will be deferred and amortized over the estimated life of the loan. The Company may also take a seat on the board of directors of a portfolio company, or observe the meetings of the board of directors without taking a formal seat.

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

Accounting for Derivative Instruments

The Company does not utilize hedge accounting and instead marks its derivatives to market in the consolidated statement of operations.

Equity Offering Expenses

The Company’s offering costs, excluding underwriters’ fees, are charged against the proceeds from equity offerings when received.

Debt Issuance Costs

Debt issuance costs are amortized over the life of the related debt instrument using the straight line method, which closely approximates the effective yield method.

Income Taxes

The Company has elected to be treated as a RIC under the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must, among other things, meet certain source-of- income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income, as defined by the Code, for each year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal corporate-level income taxes.

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

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes.

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

The Capital Gains Fee payable to the Company’s investment adviser as calculated under the investment advisory and management agreement (as described above) for the three months ended March 31, 2014 was $0. However, in accordance with GAAP, the Company had cumulatively accrued a capital gains incentive fee of $64,447 as of March 31, 2014 that is not currently due under the investment advisory and management agreement. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the Capital Gains Fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual Capital Gains Fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of March 31, 2014, the Company has paid Capital Gains Fees since inception totaling $33,411, of which $17,425 was paid in the first quarter of 2014. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For the three months ended March 31, 2014, base management fees were $30,084, incentive fees related to pre-incentive fee net investment income were $28,318 and accrued incentive fees related to capital gains calculated in accordance with GAAP were $935. As of March 31, 2014, $122,849 was included in “management and incentive fees payable” in the accompanying consolidated balance sheet, of which $58,402 was currently payable to the Company’s investment adviser under the investment advisory and management agreement.

For the three months ended March 31, 2013, base management fees were $23,218, incentive fees related to pre-incentive fee net investment income were $23,836, and the reduction of incentive fees related to capital gains calculated in accordance with GAAP was $3,751.

Administration Agreement

The Company is party to an administration agreement, referred to herein as the “administration agreement”, with its administrator, Ares Operations. Pursuant to the administration agreement, Ares Operations furnishes the Company with office equipment and clerical, bookkeeping and record keeping services at the Company’s office facilities. Under the administration agreement, Ares Operations also performs, or oversees the performance of, the Company’s required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, investor relations and technology being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and reports filed with the SEC. In addition, Ares Operations assists the Company in determining and publishing its net asset value, assists the Company in providing managerial assistance to its portfolio companies, oversees the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to the Company by others. Payments under the Company’s administration agreement are equal to an amount based upon its allocable portion of Ares Operations’ overhead and other expenses (including travel expenses) incurred by Ares Operations in performing its obligations under the administration agreement, including the Company’s allocable portion of the compensation of certain of its officers (including the Company’s chief compliance officer, chief financial officer, chief accounting officer, general counsel, treasurer and assistant treasurer) and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

For the three months ended March 31, 2014 and 2013, the Company incurred $3,743 and $2,592, respectively, in administrative fees. As of March 31, 2014, $3,743 of these fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

4.                                      INVESTMENTS

As of March 31, 2014 and December 31, 2013, investments consisted of the following:

	As of
	March 31, 2014		December 31, 2013
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$3,548,296	$3,521,722	$3,405,597	$3,377,608
Second lien senior secured loans	1,223,409	1,197,169	1,335,761	1,319,191
Subordinated certificates of the SSLP(2)	1,814,766	1,841,987	1,745,192	1,771,369
Senior subordinated debt	429,304	388,018	364,094	323,171
Preferred equity securities	231,413	236,765	226,044	229,006
Other equity securities	457,332	603,073	453,732	600,214
Commercial real estate	6,954	10,862	6,983	12,338
Total	$7,711,474	$7,799,596	$7,537,403	$7,632,897

(1)                                 The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

(2)                                 The proceeds from these certificates were applied to co-investments with GE Global Sponsor Finance LLC and General Electric Capital Corporation to fund first lien senior secured loans to 46 and 47 different borrowers as of March 31, 2014 and December 31, 2013, respectively.

The industrial and geographic compositions of the Company’s portfolio at fair value as of March 31, 2014 and December 31,

2013 were as follows:

	As of
	March 31, 2014	December 31, 2013
Industry
Investment Funds and Vehicles(1)	24.0%	23.7%
Healthcare Services	14.9	15.4
Business Services	8.8	9.2
Other Services	8.6	6.7
Education	6.6	7.5
Energy	5.4	5.4
Financial Services	4.8	5.1
Consumer Products	4.7	3.5
Restaurants and Food Services	4.0	5.2
Manufacturing	3.6	3.3
Containers and Packaging	3.3	3.3
Automotive Services	2.9	2.9
Retail	1.6	1.6
Chemicals	1.4	1.4
Aerospace and Defense	1.3	1.4
Other	4.1	4.4
Total	100.0%	100.0%

(1)                                 Includes the Company’s investment in the SSLP, which had made first lien senior secured loans to 46 and 47 different borrowers as of March 31, 2014 and December 31, 2013, respectively. The portfolio companies in the SSLP are in industries similar to the companies in the Company’s portfolio.

	As of
	March 31, 2014	December 31, 2013
Geographic Region
West (1)	52.0%	50.0%
Midwest	16.5	15.8
Southeast	13.7	13.6
Mid Atlantic	13.6	15.9
International	2.0	3.7
Northeast	2.2	1.0
Total	100.0%	100.0%

(1)                                 Includes the Company’s investment in the SSLP, which represented 23.6% and 23.2% of the total investment portfolio at fair value as of March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014, 3.2% of total investments at amortized cost (or 1.9% of total investments at fair value) were on non-accrual status. As of December 31, 2013, 3.1% of total investments at amortized cost (or 2.1% of total investments at fair value) were on non-accrual status.

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

As of March 31, 2014 and December 31, 2013, GE and the Company had agreed to make $11.0 billion of capital available to the SSLP, of which approximately $8.8 billion and $8.7 billion in aggregate principal amount, respectively, was funded.  As of March

31, 2014 and December 31, 2013, the Company had agreed to make available to the SSLP approximately $2.3 billion, of which approximately $1.8 billion and $1.7 billion in aggregate principal amount, respectively, was funded.  Investment of any unfunded amount must be approved by the investment committee of the SSLP described above.

As of March 31, 2014 and December 31, 2013, the SSLP had total assets of $8.9 billion and $8.7 billion, respectively. As of March 31, 2014 and December 31, 2013, GE’s investment in the SSLP consisted of senior notes of $6.8 billion and $6.7 billion, respectively, and SSLP Certificates of $259.3 million and $249.3 million, respectively. The SSLP Certificates are junior in right of payment to the senior notes held by GE. As of March 31, 2014 and December 31, 2013, the Company and GE owned 87.5% and 12.5%, respectively, of the outstanding SSLP Certificates.

The SSLP’s portfolio consisted of first lien senior secured loans to 46 and 47 different borrowers as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014 and December 31, 2013, the portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies.  As of March 31, 2014 and December 31, 2013, one loan was on non-accrual status, representing 1.0% and 1.0%, respectively, of the total loans at principal amount in the SSLP. As of March 31, 2014 and December 31, 2013, the largest loan to a single borrower in the SSLP’s portfolio in aggregate principal amount was $348.8 million and $321.7 million, respectively, and the five largest loans to borrowers in the SSLP totaled $1.5 billion as of the end of both such periods. The portfolio companies in the SSLP are in industries similar to the companies in the Company’s portfolio.  Additionally, as of March 31, 2014 and December 31, 2013, the SSLP had commitments to fund various delayed draw investments to certain of its portfolio companies of $282.2 million and $510.4 million, respectively, which had been approved by the SSLP investment committee.  As of March 31, 2014 and December 31, 2013, the Company had commitments to co-invest in the SSLP for its portion of the SSLP’s commitments to fund such delayed draw investments of up to $49.2 million and $85.1 million, respectively.

The amortized cost and fair value of the SSLP Certificates held by the Company were $1.8 billion and $1.8 billion, respectively, as of March 31, 2014 and $1.7 billion and $1.8 billion, respectively, as of December 31, 2013.  The SSLP Certificates pay a weighted average coupon of approximately LIBOR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, which may result in a return to the holders of the SSLP Certificates that is greater than the contractual coupon.  The Company’s yield on its investment in the SSLP at fair value was 14.3% and 14.8% as of March 31, 2014 and December 31, 2013, respectively.  For the three months ended March 31, 2014 and 2013, the Company earned interest income of $67.7 million and $48.6 million, respectively, from its investment in the SSLP Certificates.  The Company is also entitled to certain fees in connection with the SSLP. For the three months ended March 31, 2014 and 2013, in connection with the SSLP, the Company earned capital structuring service, sourcing and other fees totaling $12.5 million and $7.9 million, respectively.

Ivy Hill Asset Management, L.P.

Ivy Hill Asset Management, L.P. (“IHAM”) is an asset management services company and an SEC-registered investment adviser. The Company has made investments in IHAM, its wholly owned portfolio company and previously made investments in certain vehicles managed by IHAM. As of March 31, 2014, IHAM had assets under management (“IHAM AUM”)(1) of approximately $2.8 billion and managed 13 vehicles and served as the sub-manager/sub-servicer for three other vehicles (these vehicles managed or sub-managed/sub-serviced by IHAM are collectively referred to as the “IHAM Vehicles”). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. As of March 31, 2014 and December 31, 2013, IHAM had total investments of $205 million and $170 million, respectively. For the three months ended March 31, 2014 and 2013, IHAM had management fee income of $7 million and $5 million, respectively, and other investment-related income of $6 million and $12 million, respectively.

The amortized cost and fair value of the Company’s investment in IHAM was $171.0 million and $264.9 million, respectively, as of March 31, 2014, and $171.0 million and $280.4 million, respectively, as of December 31, 2013. For the three months ended March 31, 2014 and 2013, the Company received distributions consisting entirely of dividend income from IHAM of $20.0 million and $27.4 million, respectively. The dividend income for the three months ended March 31, 2014 and March 31, 2013 included additional dividends of $10.0 million and $17.4 million, respectively, in addition to the quarterly dividend generally paid by IHAM. IHAM paid the additional dividends out of accumulated earnings that had previously been retained by IHAM.

(1)                                 IHAM AUM refers to the assets of the vehicles managed, sub-managed and sub-serviced by IHAM. It includes drawn and undrawn amounts, including certain amounts that are subject to regulatory leverage restrictions and/or borrowing base restrictions. IHAM AUM amounts are as of March 31, 2014 and are unaudited. Certain amounts are preliminary and remain subject to change, and differences may arise due to rounding.

From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to, the Company. For any such sales or purchases by the IHAM Vehicles to or from the Company, the IHAM Vehicles must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable. During the three months ended March 31, 2014 and 2013, neither IHAM nor any of the IHAM Vehicles purchased any investments from the Company. The Company purchased investments from certain of the IHAM Vehicles totaling $10.4 million and $91.5 million during the three months ended March 31, 2014 and 2013, respectively.

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

5.                                      DEBT

In accordance with the Investment Company Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowing. As of March 31, 2014 the Company’s asset coverage was 260%.

The Company’s outstanding debt as of March 31, 2014 and December 31, 2013 were as follows:

	As of
	March 31, 2014					December 31, 2013
	Total					Total
	Aggregate					Aggregate
	Principal					Principal
	Amount		Principal			Amount	Principal
	Committed/		Amount	Carrying		Committed/	Amount	Carrying
	Outstanding(1)		Outstanding	Value		Outstanding(1)	Outstanding	Value
Revolving Credit Facility	$1,170,000	(2)	$—	$—		$1,060,000	$—	$—
Revolving Funding Facility	620,000	(3)	100,000	100,000		620,000	185,000	185,000
SMBC Funding Facility	400,000		—	—		400,000	—	—
February 2016 Convertible Notes	575,000		575,000	558,534	(4)	575,000	575,000	556,456	(4)
June 2016 Convertible Notes	230,000		230,000	222,577	(4)	230,000	230,000	221,788	(4)
2017 Convertible Notes	162,500		162,500	159,455	(4)	162,500	162,500	159,220	(4)
2018 Convertible Notes	270,000		270,000	264,424	(4)	270,000	270,000	264,097	(4)
2019 Convertible Notes	300,000		300,000	295,488	(4)	300,000	300,000	295,279	(4)
2018 Notes	750,000		750,000	750,825	(5)	600,000	600,000	596,756	(5)
February 2022 Notes	143,750		143,750	143,750		143,750	143,750	143,750
October 2022 Notes	182,500		182,500	182,500		182,500	182,500	182,500
2040 Notes	200,000		200,000	200,000		200,000	200,000	200,000
2047 Notes	229,557		229,557	181,140	(6)	230,000	230,000	181,429	(6)
Total	$5,233,307		$3,143,307	$3,058,693		$4,973,750	$3,078,750	$2,986,275

(1)                                 Subject to borrowing base and leverage restrictions. Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.

(2)                                 Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of $1,755,000.

(3)                                 Provides for a feature that allows the Company and Ares Capital CP, under certain circumstances, to increase the size of the Revolving Funding Facility to a maximum of $865,000.

(4)                                 Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below) less the unaccreted discount initially recorded upon issuance of the Convertible Unsecured Notes. The total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes was $16,466, $7,423, $3,045, $5,576 and $4,512, respectively, as of March 31, 2014. The total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes was $18,544, $8,212, $3,280, $5,903 and $4,721 respectively, as of December 31, 2013.

(5)                                 As of March 31, 2014, represents the aggregate principal amount outstanding plus the net unamortized premium of $825 that was initially recorded upon the issuances of the 2018 Notes. As of December 31, 2013, represents the aggregate principal amount less the unaccreted discount of $3,244 initially recognized on the first issuance of the 2018 Notes.

(6)                                 Represents the aggregate principal amount outstanding less the unaccreted purchased discount discount initially recorded as a part of the Allied Acquisition (as defined below). The total unaccreted purchased discount for the 2047 Notes was $48,417 and $48,571 as of March 31, 2014 and December 31, 2013, respectively.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all the Company’s outstanding debt as of March 31, 2014 were 5.4% and 7.6 years, respectively, and as of December 31, 2013 were 5.3% and 7.9 years, respectively.

Revolving Credit Facility

The Company is party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), which allows the Company to borrow up to $1,170,000 at any one time outstanding. The end of the revolving period and the stated maturity date for the Revolving Credit Facility are May 4, 2018 and May 4, 2019, respectively. The Revolving Credit Facility also includes a feature that allows, under certain circumstances, for an increase in the size of the facility to a maximum of $1,755,000. The Revolving Credit Facility generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR based loans, and monthly payments of interest on other loans. From the end of the revolving period to the stated maturity date, the Company is required to repay outstanding principal amounts under the Revolving Credit Facility on a monthly basis in an amount equal to 1/12th of the outstanding principal amount at the end of the revolving period.

Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of the Company and its consolidated subsidiaries of not less than 2.0:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Borrowings under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio that are pledged as collateral. As of March 31, 2014, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of March 31, 2014 and December 31, 2013, there were no amounts outstanding under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $200,000. As of March 31, 2014 and December 31, 2013, the Company had $26,801 and $47,898, respectively, in letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued. As of March 31, 2014, there was $1,143,199 available for borrowing (net of letters of credit issued) under the Revolving Credit Facility.

Since May 2, 2013, subject to certain exceptions, the interest rate charged on the Revolving Credit Facility is based on LIBOR plus an applicable spread of 2.00% or a “base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 1.00%. From May 5, 2012 through May 1, 2013, the interest rate charged on the Revolving Credit Facility was based on LIBOR plus an applicable spread of 2.25% or a “base rate” plus an applicable spread of 1.25%. As of March 31, 2014, the one, two, three and six month LIBOR was 0.15%, 0.19%, 0.23% and 0.33%, respectively. As of December 31, 2013, the one, two, three and six month LIBOR was 0.17%, 0.21%, 0.25% and 0.35%, respectively. In addition to the stated interest expense on the

Revolving Credit Facility, the Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. Since May 2, 2013, the Company is also required to pay a letter of credit fee of 2.25% per annum on letters of credit issued. From May 5, 2012 through May 1, 2013, the letter of credit fee was 2.50%.

The Revolving Credit Facility is secured by certain assets in the Company’s portfolio and excludes investments held by Ares Capital CP under the Revolving Funding Facility and those held by ACJB under the SMBC Funding Facility, each as discussed below, and certain other investments.

For the three months ended March 31, 2014 and 2013, the components of interest and credit facility fees expense for the Revolving Credit Facility were as follows:

	For the three months ended March 31,
	2014	2013
Facility fees	$1,184	$1,090
Amortization of debt issuance costs	672	805
Total interest and credit facility fees expense	$1,856	$1,895

Revolving Funding Facility

The Company’s consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”), is party to a revolving funding facility (as amended, the “Revolving Funding Facility”), which allows Ares Capital CP to borrow up to $620,000 at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are April 18, 2015 and April 18, 2017, respectively. The Revolving Funding Facility also includes a feature that allows, under certain circumstances, for an increase in the Revolving Funding Facility to a maximum of $865,000.

Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by Ares Capital CP. Ares Capital CP is also subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests, loans with fixed rates and loans with certain investment ratings, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow. The Company and Ares Capital CP are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility. As of March 31, 2014, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

As of March 31, 2014 and December 31, 2013, there was $100,000 and $185,000 outstanding, respectively, under the Revolving Funding Facility. Since January 25, 2013, the interest charged on the Revolving Funding Facility is based on applicable spreads ranging from 2.25% to 2.50% over LIBOR and ranging from 1.25% to 1.50% over “base rate” (as defined in the agreements governing the Revolving Funding Facility) in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the Revolving Funding Facility. From January 18, 2012 through January 24, 2013, the interest rate charged on the Revolving Funding Facility was based on LIBOR plus an applicable spread of 2.50% or on a “base rate” plus an applicable spread of 1.50%. As of March 31, 2014 and December 31, 2013, the interest rate in effect was based on one month LIBOR, which was 0.15% and 0.17%, respectively. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.75% per annum depending on the size of the unused portion of the Revolving Funding Facility.

For the three months ended March 31, 2014 and 2013, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the three months ended March 31,
	2014	2013
Stated interest expense	$173	$474
Facility fees	1,812	1,607
Amortization of debt issuance costs	507	503
Total interest and credit facility fees expense	$2,492	$2,584
Cash paid for interest expense	$1,523	$2,146
Average stated interest rate	2.41%	2.51%
Average outstanding balance	$28,667	$75,467

SMBC Funding Facility

The Company’s consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), is party to a revolving funding facility (as amended, the “SMBC Funding Facility”) with ACJB, as the borrower, and Sumitomo Mitsui Banking Corporation (“SMBC”), as the administrative agent, collateral agent, and lender, which allows ACJB to borrow up to $400,000 at any one time outstanding. The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility are September 14, 2016 and September 14, 2021, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement.

Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by ACJB. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Funding Facility. As of March 31, 2014, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

As of March 31, 2014 and December 31, 2013, there were no amounts outstanding under the SMBC Funding Facility. Since December 19, 2013, subject to certain exceptions, the interest rate charged on the SMBC Funding Facility is based on one month LIBOR plus an applicable spread of 2.00% or a “base rate” (as defined in the agreements governing the SMBC Funding Facility) plus an applicable spread of 1.00%. Prior to and including December 19, 2013, subject to certain exceptions, the interest rate charged on the SMBC Funding Facility was based on one month LIBOR plus an applicable spread of 2.125% or a “base rate” (as defined in the agreements governing the SMBC Funding Facility) plus an applicable spread of 1.125%. As of March 31, 2014 and December 31, 2013, one-month LIBOR was 0.15% and 0.17%, respectively. ACJB was not required to pay a commitment fee until September 15, 2013 and through December 19, 2013, at which time ACJB was required to pay a commitment fee of up to 0.50% per annum depending on the size of the unused portion of the SMBC Funding Facility. From December 20, 2013 through March 14, 2014, ACJB was required to pay a commitment fee of up to 0.75% per annum depending on the size of the unused portion of the SMBC Funding Facility. After March 14, 2014, ACJB is required to pay a commitment fee of between 0.35% and 0.875% per annum depending on the size of the unused portion of the SMBC Funding Facility.

For the three months ended March 31, 2014 and 2013, the components of interest and credit facility fees expense for the SMBC Funding Facility were as follows:

	For the three months ended March 31,
	2014	2013
Facility fees	$368	$—
Amortization of debt issuance costs	280	235
Total interest and credit facility fees expense	$648	$235
Cash paid for interest expense	$—	$15

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

In certain circumstances, the Convertible Unsecured Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of its common stock, at the Company’s election, at their respective conversion rates (listed below as of March 31, 2014) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the Convertible Unsecured Notes Indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if the Company engages in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require the Company to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of March 31, 2014 are listed below.

	February 2016	June 2016	2017	2018	2019
	Convertible Notes	Convertible Notes	Convertible Notes	Convertible Notes	Convertible Notes
Conversion premium	17.5%	17.5%	17.5%	17.5%	15.0%
Closing stock price at issuance	$16.28	$16.20	$16.46	$16.91	$17.53
Closing stock price date	January 19, 2011	March 22, 2011	March 8, 2012	October 3, 2012	July 15, 2013
Conversion price (1)	$18.62	$18.53	$19.05	$19.70	$20.05
Conversion rate (shares per one thousand dollar principal amount)(1)	53.6914	53.9565	52.5068	50.7591	49.8854
Conversion dates	August 15, 2015	December 15, 2015	September 15, 2016	July 15, 2017	July 15, 2018

(1)         Represents conversion price and conversion rate, as applicable, as of March 31, 2014, taking into account certain de minimis adjustments that will be made on the conversion date.

As of March 31, 2014, the principal amounts of each series of the Convertible Unsecured Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The Convertible Unsecured Notes Indentures contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of the Convertible Unsecured Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Unsecured Notes Indentures. As of March 31, 2014, the Company was in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures.

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

(1)         At time of issuance.

(2)         At time of issuance and as of March 31, 2014.

In addition to the original issue discount equal to the equity components of the Convertible Unsecured Notes, the 2018 Convertible Notes and the 2019 Convertible Notes were each issued at a discount. The Company records interest expense comprised of both stated interest expense as well as accretion of any original issue discount.

As of March 31, 2014, the components of the carrying value of the Convertible Unsecured Notes, the stated interest rate and the effective interest rate were as follows:

	February 2016	June 2016	2017	2018	2019
	Convertible Notes	Convertible Notes	Convertible Notes	Convertible Notes	Convertible Notes
Principal amount of debt	$575,000	$230,000	$162,500	$270,000	$300,000
Original issue discount,
net of accretion	(16,466)	(7,423)	(3,045)	(5,576)	(4,512)
Carrying value of debt	$558,534	$222,577	$159,455	$264,424	$295,488
Stated interest rate	5.750%	5.125%	4.875%	4.750%	4.375%
Effective interest rate(1)	7.2%	6.5%	5.5%	5.2%	4.7%

(1)  The effective interest rate of the debt component of the Convertible Unsecured Notes is equal to the stated interest rate plus the accretion of original issue discount.

For the three months ended March 31, 2014 and 2013, the components of interest expense and cash paid for interest expense for the Convertible Unsecured Notes were as follows:

	For the three months ended March 31,
	2014	2013
Stated interest expense	$19,680	$16,399
Accretion of original issue discount	3,638	3,200
Amortization of debt issuance costs	1,761	1,605
Total interest expense	$25,079	$21,204
Cash paid for interest expense	$33,357	$20,492

Unsecured Notes

2018 Notes

In November 2013, the Company issued $600,000 aggregate principal amount of senior unsecured notes that mature on November 30, 2018 (the “2018 Notes”). The 2018 Notes bear interest at a rate of 4.875% per year, payable semi- annually and all principal is due upon maturity. The 2018 Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a “make whole” premium, as determined in the indenture governing the 2018 Notes, and any accrued and unpaid interest. The 2018 Notes were issued at a discount at the time of issuance totaling $3,312. The Company records interest expense comprised of both stated interest expense as well as any accretion of any original issue discount. Total proceeds from the issuance of the 2018 Notes, net of the original issue discount, underwriting discounts and offering costs, were $586,014.

In January 2014, the Company issued an additional $150,000 aggregate principal amount of the 2018 Notes at a premium of 102.7% of their principal amount (the “Additional 2018 Notes”). The original issue premium recognized upon issuance of the Additional 2018 Notes totaled $4,050. Total proceeds from the issuance of the Additional 2018 Notes, net of underwriting discounts and offering costs, were approximately $151,900.

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

2047 Notes

As part of the acquisition of Allied Capital Corporation (“Allied Capital”) in April 2010 (the “Allied Acquisition”), the Company assumed $230,000 aggregate principal amount of senior unsecured notes due on April 15, 2047 (the “2047 Notes” and together with the 2018 Notes, the February 2022 Notes, the October 2022 Notes and the 2040 Notes, the “Unsecured Notes”). The 2047 Notes bear interest at a rate of 6.875%, payable quarterly and all principal is due upon maturity. The 2047 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option, at a par redemption price of $25.00 per security plus accrued and unpaid interest. During the three months ended March 31, 2014, the Company purchased $443 aggregate principal amount of the 2047 Notes and as a result of these transactions, the Company recognized a realized loss of $72.  As of March 31, 2014 and December 31, 2013, the outstanding principal was $229,557 and $230,000, respectively, and the carrying value was $181,140 and $181,429, respectively. The carrying value represents the principal amount of the 2047 Notes less the unaccreted purchased discount initially recorded as a part of the Allied Acquisition.

For the three months ended March 31, 2014 and 2013, the components of interest expense and cash paid for interest expense for the Unsecured Notes were as follows:

	For the three months ended March 31,
	2014	2013
Stated interest expense	$21,610	$13,024
Net accretion of original issue discount/premium	80	56
Amortization of debt issuance costs	728	349
Total interest expense	$22,418	$13,429
Cash paid for interest expense	$10,344	$10,344

The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of March 31, 2014, the Company was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

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

6.                                      DERIVATIVE INSTRUMENTS

The Company may enter into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. Forward contracts are considered undesignated derivative instruments.

Certain information related to the Company’s derivative financial instruments is presented below as of March 31, 2014:

	As of March 31, 2014
Description	Notional Amount		Maturity Date	Fair Value	Balance Sheet Location
Foreign currency forward contract	CAD	45,000	6/30/2014	$19	Accounts payable and other liabilities
Foreign currency forward contract	€15,000		6/30/2014	19	Accounts payable and other liabilities
Total				$38

7.                                     COMMITMENTS AND CONTINGENCIES

The Company has various commitments to fund investments in its portfolio as described below.

As of March 31, 2014 and December 31, 2013, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company’s discretion:

	As of
	March 31, 2014	December 31, 2013
Total revolving and delayed draw commitments	$762,444	$834,444
Less: funded commitments	(82,765)	(87,073)
Total unfunded commitments	679,679	747,371
Less: commitments substantially at discretion of the Company	(6,000)	(16,000)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(1,660)	(1,660)
Total net adjusted unfunded revolving and delayed draw commitments	$672,019	$729,711

Included within the total revolving and delayed draw commitments as of March 31, 2014 were commitments to issue up to $41,875 in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2014, the Company had $16,952 in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. In addition to these letters of credit included as a part of the total revolving and delayed draw commitments to portfolio companies, as of March 31, 2014 the Company also had $5,284 of letters of credit issued and outstanding on behalf of other portfolio companies. For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. None of these letters of credit issued and outstanding are recorded as a liability on the Company’s balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit $16,003 expire in 2014 and $6,233 expire in 2015.

The Company also has commitments to co-invest in the SSLP for the Company’s portion of the SSLP’s commitments to fund delayed draw investments to certain portfolio companies of the SSLP. See Note 4 for more information.

As of March 31, 2014 and December 31, 2013, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of
	March 31, 2014	December 31, 2013
Total private equity commitments	$59,500	$59,500
Less: funded private equity commitments	(12,096)	(11,891)
Total unfunded private equity commitments	47,404	47,609
Less: private equity commitments substantially at discretion of the Company	(43,206)	(43,206)
Total net adjusted unfunded private equity commitments	$4,198	$4,403

In the ordinary course of business, the Company may sell certain of its investments to third party purchasers. In particular, in connection with the sale of certain controlled portfolio company equity investments (as well as certain other sales) the Company has, and may continue to do so in the future, agreed to indemnify such purchasers for future liabilities arising from the investments and the related sale transaction. Such indemnification provisions have given rise to liabilities in the past and may do so in the future.

As of March 31, 2014, one of the Company’s portfolio companies, Ciena Capital LLC (“Ciena”), had one non-recourse securitization Small Business Administration (“SBA”) loan warehouse facility, which has reached its maturity date but remains outstanding. Ciena is working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. Allied Capital had previously issued a performance guaranty (which the Company succeeded to as a result of the Allied Acquisition) whereby the Company must indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse facility. As of March 31, 2014, there are no known issues or claims with respect to this performance guaranty.

8.                                      FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows ASC 825-10, which provides companies the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. The Company has not elected the ASC 825-10 option to report selected financial assets and liabilities at fair value. With the exception of the line items entitled “other assets” and “debt,” which are reported at amortized cost, all assets and liabilities approximate fair value on the balance sheet. The carrying value of the lines titled “interest receivable,” “receivable for open trades,” “payable for open trades,” “accounts payable and other liabilities,” “management and incentive fees payable” and “interest and facility fees payable” approximate fair value due to their short maturity.

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

The Company’s portfolio investments (other than as discussed below in the following paragraph) are typically valued using two different valuation techniques. The first valuation technique is an analysis of the enterprise value (“EV”) of the portfolio company. Enterprise value means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining EV uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA (net income before net interest expense, income tax expense, depreciation and amortization). EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. The Company may also employ other valuation multiples to determine EV, such as revenues or, in the case of certain portfolio companies in the energy industry, kilowatt capacity. The second method for determining EV uses a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions). The EV analysis is performed to determine the value of equity investments, the value of debt investments in portfolio companies where the Company has control or could gain control through an option or warrant security, and to determine if there is credit impairment for debt investments. If debt investments are credit impaired, an EV analysis may be used to value such debt investments; however, in addition to the methods outlined above, other methods such as a liquidation or wind-down analysis may be utilized to estimate enterprise value. The second valuation technique is a yield analysis, which is typically performed for non-credit impaired debt investments in portfolio companies where the Company does not own a controlling equity position. To determine fair value using a yield analysis, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the yield analysis, the Company considers the current contractual interest rate, the maturity and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the enterprise value of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Company depends on primary market data, including newly funded transactions, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.

For other portfolio investments such as investments in collateralized loan obligations and the SSLP Certificates, discounted cash flow analysis is the primary technique utilized to determine fair value. Expected future cash flows associated with the investment are discounted to determine a present value using a discount rate that reflects estimated market return requirements.

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of March 31, 2014 and December 31, 2013. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of March 31, 2014
			Unobservable Input
	Fair		Unobservable	Estimated	Weighted
Asset Category	Value	Valuation Techniques	Input	Range	Average
First lien senior secured loans	$3,521,722	Yield analysis	Market yield	4.0% - 19.0%	8.4%
Second lien senior secured loans	1,197,169	Yield analysis	Market yield	6.1% - 17.5%	9.6%
Subordinated Certificates of the SSLP	1,841,987	Discounted cash flow	Discount rate	10.0% - 13.0%	11.5%
Senior subordinated debt	388,018	Yield analysis	Market yield	8.3% - 17.5%	10.8%
Preferred equity securities	236,765	EV market multiple analysis	EBITDA multiple	4.5x - 16.8x	8.6	x
Other equity securities and other	613,935	EV market multiple analysis	EBITDA multiple	4.5x - 14.5x	8.8	x
Total	$7,799,596

	As of December 31, 2013
			Unobservable Input
	Fair	Primary			Weighted
Asset Category	Value	Valuation Technique	Input	Range	Average
First lien senior secured loans	$3,377,608	Yield analysis	Market yield	4.0% - 19.0%	8.4%
Second lien senior secured loans	1,319,191	Yield analysis	Market yield	6.1% - 25.3%	10.3%
Subordinated certificates of the SSLP	1,771,369	Discounted cash flow	Discount rate	10.5% - 13.5%	12.3%
Senior subordinated debt	323,171	Yield analysis	Market yield	9.0% - 17.5%	11.4%
Preferred equity securities	229,006	EV market multiple analysis	EBITDA multiple	4.5x - 11.6x	8.3	x
Other equity securities and other	612,552	EV market multiple analysis	EBITDA multiple	4.5x - 14.8x	8.6	x
Total	$7,632,897

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

The following table presents fair value measurements of cash and cash equivalents, investments and derivatives as of

March 31, 2014:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$146,639	$146,639	$—	$—
Investments	$7,799,596	$654	$—	$7,798,942
Derivatives	$(38)	$—	$(38)	$—

The following table presents fair value measurements of cash and cash equivalents and investments as of December

31, 2013:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$149,629	$149,629	$—	$—
Investments	$7,632,897	$—	$—	$7,632,897

The following table presents changes in investments that use Level 3 inputs as of and for the three months ended

March 31, 2014:

As of and for the
three months ended
March 31, 2014
Balance as of December 31, 2013	$7,632,897
Net realized gains	11,954
Net unrealized losses	(8,028)
Purchases	828,761
Sales	(182,737)
Redemptions	(487,144)
Payment-in-kind interest and dividends	2,900
Net accretion of discount on securities	339
Net transfers in and/or out of Level 3	—
Balance as of March 31, 2014	$7,798,942

As of March 31, 2014, the net unrealized appreciation on the investments that use Level 3 inputs was $87,468.

For the three months ended March 31, 2014, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of March 31, 2014, and reported within the net unrealized gains (losses) from investments in the Company’s consolidated statement of operations was $(3,718).

The following table presents changes in investments that use Level 3 inputs as of and for the three months ended

March 31, 2013:

As of and for the
three months ended
March 31, 2013
Balance as of December 31, 2012	$5,914,657
Net realized gains	3,116
Net unrealized losses	(21,967)
Purchases	355,135
Sales	(45,600)
Redemptions	(182,558)
Payment-in-kind interest and dividends	6,110
Net accretion of discount on securities	1,566
Net transfers in and/or out of Level 3	—
Balance as of March 31, 2013	$6,030,459

As of March 31, 2013, the net unrealized appreciation on the investments that use Level 3 inputs was $70,671.

For the three months ended March 31, 2013, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of March 31, 2013, and reported within the net unrealized gains (losses) from investments in the Company’s consolidated statement of operations was $(21,886).

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

Following are the carrying and fair values of the Company’s debt obligations as of March 31, 2014 and December 31, 2013. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	March 31, 2014			December 31, 2013
	Carrying value(1)		Fair value	Carrying value(1)		Fair value
Revolving Credit Facility	$—		$—	$—		$—
Revolving Funding Facility	100,000		100,000	185,000		185,000
SMBC Funding Facility	—		—	—		—
February 2016 Convertible Notes (principal amount outstanding of $575,000)	558,534	(2)	627,595	556,456	(2)	620,960
June 2016 Convertible Notes (principal amount outstanding of $230,000)	222,577	(2)	248,618	221,788	(2)	246,810
2017 Convertible Notes (principal amount outstanding of $162,500)	159,455	(2)	175,074	159,220	(2)	172,289
2018 Convertible Notes (principal amount outstanding of $270,000)	264,424	(2)	291,811	264,096	(2)	284,702
2019 Convertible Notes (principal amount outstanding of $300,000)	295,488	(2)	319,434	295,279	(2)	311,169
2018 Notes (principal amount outstanding of $750,000 and $600,000, respectively)	750,825	(3)	777,300	596,757	(3)	619,782
February 2022 Notes (principal amount outstanding of $143,750)	143,750		150,917	143,750		149,364
October 2022 Notes (principal amount outstanding of $182,500)	182,500		182,375	182,500		181,770
2040 Notes (principal amount outstanding of $200,000)	200,000		204,808	200,000		199,208
2047 Notes (principal amount outstanding of $229,557 and $230,000, respectively)	181,140	(4)	224,755	181,429	(4)	206,606
	$3,058,693	(5)	$3,302,687	$2,986,275	(5)	$3,177,660

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

(3)                                 As of March 31, 2014, represents the aggregate principal amount outstanding plus the net unamortized premium that was initially recorded upon the issuances of the 2018 Notes. As of December 31, 2013, represents the aggregate principal amount outstanding of the 2018 Notes less the unaccreted discount initially recognized on the first issuance of the 2018 Notes.

(4)                             Represents the aggregate principal amount outstanding of the 2047 Notes less the unaccreted purchased discount.

(5)                                 Total principal amount of debt outstanding totaled $3,143,307 and $3,078,750 as of March 31, 2014 and December 31, 2013, respectively.

The following table presents fair value measurements of the Company’s debt obligations as of March 31, 2014 and December 31, 2013:

	As of
Fair Value Measurements Using	March 31, 2014	December 31, 2013
Level 1	$762,855	$736,948
Level 2	2,539,832	2,440,712
Total	$3,302,687	$3,177,660

9.                                      STOCKHOLDERS’ EQUITY

There were no sales of the Company’s equity securities for the three months ended March 31, 2014 and 2013.

10.                               EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity resulting from operations per share for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
	2014	2013
Net increase in stockholders’ equity resulting from operations available to common stockholders:	$116,992	$80,342
Weighted average shares of common stock outstanding—basic and diluted	297,972	248,658
Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$0.39	$0.32

For the purpose of calculating diluted net increase in stockholders’ equity resulting from operations per share, the average closing price of the Company’s common stock for the three months ended March 31, 2014  and 2013 was each less than the conversion price for each of the Convertible Unsecured Notes outstanding as of March 31, 2014 and 2013, respectively. Therefore, for all periods presented in the financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Unsecured Notes have no impact on the computation of diluted net increase in stockholders’ equity resulting from operations per share.

11.                               DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared and payable for the three months ended March 31, 2014 and 2013:

			Per Share		Total
Date Declared	Record Date	Payment Date	Amount		Amount
November 5, 2013	March 14, 2014	March 28, 2014	$0.05	(1)	$14,899
February 26, 2014	March 14, 2014	March 31, 2014	0.38		113,228
Total declared and payable for the three months ended March 31, 2014			$0.43		$128,127

February 27, 2013	March 15, 2013	March 29, 2013	$0.38		$94,488
Total declared and payable for the three months ended March 31, 2013			$0.38		$94,488

(1)                                 Represents an additional dividend.

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. Prior to the amendment, if the Company issued new shares to implement the dividend reinvestment plan, the issue price was equal to the closing price of its common stock on the dividend record date. As a result of the amendment, when the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the three months ended March 31, 2014 and 2013, was as follows:

	For the three months ended March 31,
	2014	2013
Shares issued	299	243
Average price per share	$17.61	$18.10

12.                               RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, the Company bears all costs and expenses of the operation of the Company and reimburses its investment adviser or its affiliates for certain of such costs and expenses incurred in the operation of the Company. For the three months ended March 31, 2014 and 2013, the Company’s investment adviser or its affiliates incurred such expenses totaling $1,449 and $1,215, respectively. As of March 31, 2014, $3,021 was unpaid and such payable is included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

The Company is party to office leases pursuant to which it is leasing office facilities from third parties. For certain of these office leases, the Company has also entered into separate subleases with Ares Management and IHAM, pursuant to which Ares Management and IHAM sublease a portion of these leases.  For the three months ended March 31, 2014 and 2013, amounts payable to the Company under these subleases totaled $698 and $418, respectively.

Ares Management has also entered into separate subleases with the Company, pursuant to which the Company subleases certain office leases from Ares Management.  For the three months ended March 31, 2014 and 2013, amounts payable to Ares Management under these subleases totaled $92 and $13, respectively.

See Note 3 and 15 for descriptions of other related party transactions.

13.                               FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended
Per Share Data:	March 31, 2014	March 31, 2013
Net asset value, beginning of period(1)	$16.46	$16.04
Net investment income for period(2)	0.38	0.40
Net realized and unrealized gains (losses) for period(2)	0.01	(0.08)
Net increase in stockholders’ equity	0.39	0.32
Total distributions to stockholders	(0.43)	(0.38)
Net asset value at end of period(1)	$16.42	$15.98

Per share market value at end of period	$17.62	$18.10
Total return based on market value(3)	1.58%	5.60%
Total return based on net asset value(4)	2.37%	2.00%
Shares outstanding at end of period	298,270	248,896

Ratio/Supplemental Data:
Net assets at end of period	$4,898,566	$3,978,597
Ratio of operating expenses to average net assets(5)(6)	10.09%	9.33%
Ratio of net investment income to average net assets(5)(7)	9.29%	10.03%
Portfolio turnover rate(5)	35%	15%

(1) The net assets used equals the total stockholders’ equity on the consolidated balance sheet.

(2) Weighted average basic per share data.

(3) For the three months ended March 31, 2014, the total return based on market value equaled the decrease of the ending market value at March 31, 2014 of $17.62 per share from the ending market value at December 31, 2013 of $17.77 per share plus the declared and payable dividends of $0.43 per share for the three months ended March 31, 2014, divided by the market value at December 31, 2013.  For the three months ended March 31, 2013, the total return based on market value equaled the increase of the ending market value at March 31, 2013 of $18.10 per share from the ending market value at December 31, 2012 of $17.50 per share plus the declared and payable dividends of $0.38 per share for the three months ended March 31, 2013, divided by the market value at December 31, 2012. Total return based on market value is not annualized. The Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4) For the three months ended March 31, 2014, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $0.43 per share for the three months ended March 31, 2014, divided by the beginning net asset value at January 1, 2014. For the three months ended March 31, 2013, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $0.38 per share for the three months ended March 31, 2013, divided by the beginning net asset value at January 1, 2013. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan, the issuance of common stock in connection with any equity offerings and the equity components of any convertible notes issued during the period. Total return based on net asset value is not annualized. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5) The ratios reflect an annualized amount.

(6) For the three months ended March 31, 2014, the ratio of operating expenses to average net assets consisted of 2.49% of base management fees, 2.42% of incentive fees, 4.34% of the cost of borrowing and 0.84% of other operating expenses. For the three months ended March 31, 2013, the ratio of operating expenses to average net assets consisted of 2.35% of base management fees, 2.03% of incentive fees, 3.99% of the cost of borrowing and 0.96% of other operating expenses. These ratios reflect annualized amounts.

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

On May 20, 2013, the Company was named as one of several defendants in an action filed in the United States District Court for the Eastern District of Pennsylvania (the “Pennsylvania Court”) by the bankruptcy trustee of DSI Renal Holdings LLC and two related companies. On March 17, 2014 the action was transferred to the United States District Court for the District of Delaware pursuant to a motion filed by the defendants and granted by the Pennsylvania Court. The complaint in the action alleges, among other things, that each of the named defendants participated in a purported “fraudulent transfer” involving the restructuring of a subsidiary of DSI Renal Holdings LLC. Among other things, the complaint seeks, jointly and severally from all defendants, (1) damages of approximately $425 million, of which the complaint states the Company’s individual share is approximately $117 million, and (2) punitive damages. The Company is currently unable to assess with any certainty whether it may have any exposure in this action. The Company believes the claims are without merit and intends to vigorously defend itself in this action.

15.                               SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended March 31, 2014, except as disclosed below.

In May 2014, the Company entered into an office sublease with Ares Management pursuant to which the Company subleases approximately 74% of certain office space in Dallas, Texas for a rent equal to 74% of the base annual rent payable by Ares Management under the office lease, plus certain additional costs and expenses.

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward- looking statements, although not all forward looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2013.

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

We are externally managed by Ares Capital Management LLC (“Ares Capital Management” or our “investment adviser”), a wholly owned subsidiary of Ares Management LLC (“Ares Management”), a global alternative asset manager and a SEC-registered investment adviser, pursuant to our investment advisory and management agreement. Ares Operations LLC (“Ares Operations” or our “administrator”), a wholly owned subsidiary of Ares Management, provides certain administrative and other services necessary for us to operate.

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

Since our initial public offering on October 8, 2004 through March 31, 2014, our exited investments resulted in an aggregate cash flow realized internal rate of return to us of approximately 13% (based on original cash invested, net of syndications, of approximately $8.2 billion and total proceeds from such exited investments of approximately $10.0 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized. Approximately 71% of these exited investments resulted in an aggregate cash flow realized internal rate of return to us of 10% or greater.

Additionally, since our initial public offering on October 8, 2004 through March 31, 2014, our realized gains have exceeded our realized losses by approximately $270 million (excluding a one-time gain on the acquisition of Allied Capital Corporation (“Allied Capital”) and realized gains/losses from the extinguishment of debt and other assets). For this same time period, our average annualized net realized gain rate was approximately 1.1% (excluding a one-time gain on the acquisition of Allied Capital and realized gains/losses from the extinguishment of debt and other assets). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

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

We have elected to be treated as a regulated investment company, or a “RIC” under the Code, and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to our stockholders generally at least 90% of our investment company taxable income, as defined by the Code, for each year. Pursuant to this election, we generally will not have to pay U.S. federal corporate-level taxes on any income that we distribute to our stockholders provided that we satisfy those requirements.

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the three months ended March 31, 2014 and 2013 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the three months ended
(dollar amounts in millions)	March 31, 2014	March 31, 2013
New investment commitments (1):
New portfolio companies	$442.2	$90.5
Existing portfolio companies(2)	409.9	323.1
Total new investment commitments	852.1	413.6
Less:
Investment commitments exited	849.2	221.7
Net investment commitments	$2.9	$191.9
Principal amount of investments funded:
First lien senior secured loans	$646.2	$180.5
Second lien senior secured loans	14.1	99.0
Subordinated certificates of the Senior Secured Loan Fund, LLC (the “SSLP”)(3)	87.5	21.0
Senior subordinated debt	64.4	51.5
Preferred equity securities	7.7	1.0
Other equity securities	6.3	2.1
Total	$826.2	$355.1
Principal amount of investments sold or repaid:
First lien senior secured loans	$503.9	$110.8
Second lien senior secured loans	127.2	97.8
Subordinated certificates of the SSLP(3)	17.9	14.1
Senior subordinated debt	0.3	0.3
Preferred equity securities	2.7	—
Other equity securities	5.2	2.7
Total	$657.2	$225.7
Number of new investment commitments (4)	24	17
Average new investment commitment amount	$35.5	$24.1
Weighted average term for new investment commitments (in months)	66	70
Percentage of new investment commitments at floating rates	92%	77%
Percentage of new investment commitments at fixed rates	6%	21%
Weighted average yield of debt and other income producing securities (5):
Funded during the period at amortized cost	9.3%	8.9%
Funded during the period at fair value (6)	9.3%	8.9%
Exited or repaid during the period at amortized cost	8.7%	9.8%
Exited or repaid during the period at fair value (6)	8.7%	9.9%

(1)                                 New investment commitments include new agreements to fund revolving credit facilities or delayed draw loans.

(2)                                Includes investment commitments to the SSLP to make co-investments with GE in first lien senior secured loans of middle market companies of $60.7 million and $24.6 million for the three months ended March 31, 2014 and 2013, respectively.

(3)                                See “Senior Secured Loan Program” below and Note 4 to our consolidated financial statements for the three months ended March 31, 2014 for more information on the SSLP.

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

(6)                                 Represents fair value for investments in the portfolio as of the most recent prior quarter end, if applicable.

As of March 31, 2014 and December 31, 2013, our investments consisted of the following:

	As of
	March 31, 2014		December 31, 2013
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured loans	$3,548.3	$3,521.7	$3,405.6	$3,377.6
Second lien senior secured loans	1,223.4	1,197.2	1,335.8	1,319.2
Subordinated certificates of the SSLP(1)	1,814.8	1,842.0	1,745.2	1,771.4
Senior subordinated debt	429.3	388.0	364.1	323.2
Preferred equity securities	231.4	236.8	226.0	229.0
Other equity securities	457.3	603.1	453.7	600.2
Commercial real estate	7.0	10.8	7.0	12.3
	$7,711.5	$7,799.6	$7,537.4	$7,632.9

(1)                                 The proceeds from these certificates were applied to co-investments with GE to fund first lien senior secured loans to 46 and 47 different borrowers as of March 31, 2014 and December 31, 2013, respectively.

The weighted average yields at amortized cost and fair value of the following portions of our portfolio as of March 31,

2014 and December 31, 2013 were as follows:

	As of
	March 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	10.2%	10.2%	10.4%	10.4%
Total portfolio(2)	9.2%	9.1%	9.4%	9.3%
First lien senior secured loans(2)	7.8%	7.8%	7.8%	7.8%
Second lien senior secured loans(2)	9.1%	9.3%	9.4%	9.5%
Subordinated certificates of the SSLP (2)(3)	14.5%	14.3%	15.0%	14.8%
Senior subordinated debt(2)	9.7%	10.8%	10.3%	11.6%
Income producing equity securities (2)	10.1%	9.3%	10.1%	9.1%

(1)                                 “Weighted average yield of debt and other income producing securities at amortized cost” is computed as the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt and other income producing securities, divided by (b) total accruing debt and other income producing securities at amortized cost. “Weighted average yield of debt and other income producing securities at fair value” is computed as the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt and other income producing securities, divided by (b) total accruing debt and other income producing securities at fair value.

(2)                                 “Weighted average yields at amortized cost” are computed as the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on the relevant accruing debt and other income producing securities, divided by (b) the total relevant investments at amortized cost. “Weighted average yields at fair value” are computed as the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on the relevant accruing debt and other income producing securities, divided by (b) the total relevant investments at fair value.

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

Set forth below is the grade distribution of our portfolio companies as of March 31, 2014 and December 31, 2013:

	As of
	March 31, 2014				December 31, 2013
	Fair		Number of		Fair		Number of
(dollar amounts in millions)	Value	%	Companies	%	Value	%	Companies	%
Grade 1	$56.1	0.7%	6	3.1%	$54.6	0.7%	7	3.6%
Grade 2	253.3	3.3%	12	6.1%	256.3	3.4%	12	6.2%
Grade 3	6,497.9	83.3%	162	83.1%	6,636.2	86.9%	162	84.0%
Grade 4	992.3	12.7%	15	7.7%	685.8	9.0%	12	6.2%
	$7,799.6	100.0%	195	100.0%	$7,632.9	100.0%	193	100.0%

As of March 31, 2014 and December 31, 2013, the weighted average grade of the investments in our portfolio at fair value was 3.1 and 3.0, respectively.

As of March 31, 2014, loans on non-accrual status represented 3.2% and 1.9% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2013, loans on non-accrual status represented 3.1% and 2.1% of the total investments at amortized cost and at fair value, respectively.

Senior Secured Loan Program

We co-invest in first lien senior secured loans of middle market companies with GE through an unconsolidated Delaware limited liability company, the Senior Secured Loan Fund LLC (d/b/a “the Senior Secured Loan Program”) or the SSLP. The SSLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of ours and GE (with approval from a representative of each required). We provide capital to the SSLP in the form of subordinated certificates (the “SSLP Certificates”).

As of March 31, 2014 and December 31, 2013, we and GE had agreed to make $11.0 billion of capital available to the SSLP, of which approximately $8.8 billion and $8.7 billion in aggregate principal amount, respectively, was funded. As of March 31, 2014 and December 31, 2013, we had agreed to make available to the SSLP approximately $2.3 billion, of which approximately $1.8 billion and $1.7 billion in aggregate principal amount, respectively, was funded. Investment of any unfunded amount must be approved by the investment committee of the SSLP as described above.

As of March 31, 2014 and December 31, 2013, the SSLP had total assets of $8.9 billion and $8.7 billion, respectively. As of March 31, 2014 and December 31, 2013, GE’s investment in the SSLP consisted of senior notes of $6.8 billion and $6.7 billion, respectively, and SSLP Certificates of $259.3 million and $249.3 million, respectively. The SSLP Certificates are junior in right of payment to the senior notes held by GE. As of March 31, 2014 and December 31, 2013, we and GE owned 87.5% and 12.5%, respectively, of the outstanding SSLP Certificates.

As of March 31, 2014 and December 31, 2013, the SSLP portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies. As of March 31, 2014 and December 31, 2013, one loan was on non-accrual status, representing 1.0% and 1.0%, respectively, of the total loans at principal amount in the SSLP. The portfolio companies in the SSLP are in industries similar to the companies in our portfolio. Additionally, as of March 31, 2014 and December 31, 2013, the SSLP had commitments to fund various delayed draw investments to certain of its portfolio companies of $282.2 and $510.4 million, respectively, which had been approved by the SSLP investment committee. As of March 31, 2014 and December 31, 2013, we had commitments to co-invest in the SSLP for its portion of the SSLP’s commitments to fund such delayed draw investments of up to $49.2 million and $85.1 million, respectively.

Below is a summary of the SSLP’s portfolio, followed by a listing of the individual first lien senior secured loans in the SSLP’s portfolio as of March 31, 2014 and December 31, 2013:

	As of
(dollar amounts in millions)	March 31, 2014	December 31, 2013
Total first lien senior secured loans(1)	$8,753.6	$8,664.4
Weighted average yield on first lien senior secured loans(2)	7.1%	7.1%
Number of borrowers in the SSLP	46	47
Largest loan to a single borrower(1)	$348.8	$321.7
Total of five largest loans to borrowers(1)	$1,544.5	$1,510.7

(1)                                 At principal amount.

(2)                                 Computed as the (a) annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

SSLP Loan Portfolio as of March 31, 2014

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount
Access CIG, LLC(2)	Records and information management services provider	10/2017	7.0%	$186.0
ADG, LLC	Dental services	9/2019	8.1%	216.9
AMZ Products Merger Corporation	Specialty chemicals manufacturer	12/2018	6.8%	237.0
Argon Medical Devices, Inc.	Manufacturer and marketer of single-use specialty medical devices	4/2018	6.5%	238.6
BECO Holding Company, Inc.(4)	Wholesale distributor of first response fire protection equipment and related parts	12/2017	8.3%	143.4
Brewer Holdings Corp.	Provider of software and technology-enabled content and analytical solutions to insurance brokers	11/2019	7.0%	175.0
Cambridge International, Inc.	Manufacturer of custom designed and engineered metal products	4/2018	8.0%	85.4
CCS Group Holdings, LLC(4)	Correctional facility healthcare operator	4/2017	7.3%	217.4
CH Hold Corp.	Collision repair company	11/2019	5.5%	270.0
Chariot Acquisition, LLC	Distributor and designer of aftermarket golf cart parts and accessories	1/2019	7.8%	141.4
CIBT Holdings, Inc.(4)	Expedited travel document processing services	12/2018	6.8%	180.6
CWD, LLC	Supplier of automotive aftermarket brake parts	6/2016	10.0%	129.3
Drayer Physical Therapy Institute, LLC	Outpatient physical therapy provider	7/2018	7.5%	136.4
Driven Brands, Inc.(2)(4)	Automotive aftermarket car care franchisor	3/2017	6.0%	202.2
ECI Purchaser Company, LLC	Manufacturer of specialized pressure regulators, valves and other control equipment for use with liquefied and compressed gases	12/2019	6.0%	236.7
Excelligence Learning Corporation(4)	Developer, manufacturer and retailer of educational products	8/2018	7.8%	173.6
Fleischmann’s Vinegar Company, Inc.	Manufacturer and marketer of industrial vinegar	5/2016	8.0%	74.7
Fox Hill Holdings, LLC(2)	Third party claims administrator on behalf of insurance carriers	6/2018	6.8%	289.5
III US Holdings, LLC	Provider of library automation software and systems	3/2018	7.6%	216.3
Implus Footcare, LLC(4)	Provider of footwear and other accessories	10/2016	9.0%	209.3
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.(2)(4)(5)	Private school operator	6/2015		83.7
Intermedix Corporation(3)	Revenue cycle management provider to the emergency healthcare industry	12/2019	5.8%	273.0
iParadigms, LLC	Provider of anti-plagiarism software to the education industry	4/2019	6.5%	163.8
Laborie Medical Technologies Corp(4)	Provider of medical diagnostics products	10/2018	6.8%	113.3
MCH Holdings, Inc.(4)	Healthcare professional provider	1/2020	6.3%	180.0
MWI Holdings, Inc.(2)	Provider of engineered springs, fasteners, and other precision components	3/2019	7.4%	260.9
Noranco Manufacturing (USA) Ltd.	Supplier of complex machined and sheet metal components for the aerospace industry	4/2019	6.8%	160.6
Nordco, Inc.	Designer and manufacturer of railroad maintenance-of-way machinery	8/2019	7.0%	219.4
Oak Parent, Inc.(2)	Manufacturer of athletic apparel	4/2018	7.5%	304.4
Penn Detroit Diesel Allison, LLC	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	12/2016	9.0%	59.4
PetroChoice Holdings, LLC	Provider of lubrication solutions	1/2017	10.0%	158.3
PODS Funding Corp. II(2)	Storage and warehousing	12/2018	7.1%	348.8
Pregis Corporation, Pregis Intellipack Corp. and Pregis Innovative Packaging Inc.(2)	Provider of highly-customized, tailored protective packaging solutions	3/2017	7.8%	151.2
Protective Industries, Inc. dba Caplugs(2)(4)	Plastic protection products	10/2019	6.8%	277.6
PSSI Holdings, LLC(2)	Provider of mission-critical outsourced cleaning and sanitation services to the food processing industry	6/2018	6.0%	214.5
Restaurant Technologies, Inc.	Provider of bulk cooking oil management services to the restaurant and fast food service industries	6/2018	7.0%	201.5
Selig Sealing Products, Inc.	Manufacturer of container sealing products for rigid packaging applications	10/2019	6.8%	198.5
Singer Sewing Company	Manufacturer of consumer sewing machines	6/2017	7.3%	196.5
Strategic Partners, Inc.(4)	Supplier of medical uniforms, specialized medical footwear and accessories	8/2018	7.8%	231.5
Talent Partners G.P. and Print Payroll Services, G.P.	Provider of technology-enabled payroll to the advertising industry	10/2017	8.0%	61.2
TecoStar Acquisition Company	Manufacturer of precision complex components for the medical device market and the aerospace and defense market	12/2019	6.4%	118.0
The Teaching Company, LLC and The Teaching Company Holdings, Inc.(2)(4)	Education publications provider	3/2017	9.0%	110.9
Towne Holdings, Inc.	Provider of contracted hospitality services and parking systems	12/2019	6.8%	154.0
U.S. Anesthesia Partners, Inc.(2)	Anesthesiology service provider	12/2019	7.3%	324.2
Universal Services of America, LP	Provider of security officer and guard services	7/2019	6.0%	269.5
WB Merger Sub, Inc.	Importer, distributor and developer of premium wine and spirits	12/2016	9.0%	159.2
				$8,753.6

(1)                                 Represents the weighted average annual stated interest rate as of March 31, 2014. All interest rates are payable in cash. For loans on non-accrual status, the stated interest rate is not shown as there is no current yield on such loans.

(2)                                 We also hold a portion of this company’s first lien senior secured loan.

(3)                                 We also hold a portion of this company’s second lien senior secured loan.

(4)                                 We hold an equity investment in this company.

(5)                                 Loan was on non-accrual status, as determined by the investment committee of the SSLP, as of March 31, 2014.

SSLP Loan Portfolio as of December 31, 2013

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
Access CIG, LLC(3)	Records and information management services provider	10/2017	7.0%	$186.9	$186.9
ADG, LLC	Dental services	9/2019	8.1%	217.5	217.5
AMZ Products Merger Corporation	Specialty chemicals manufacturer	12/2018	6.8%	237.6	237.6
Argon Medical Devices, Inc.	Manufacturer and marketer of single-use specialty medical devices	4/2018	6.5%	239.2	239.2
BECO Holding Company, Inc.(5)	Wholesale distributor of first response fire protection equipment and related parts	12/2017	8.3%	143.4	143.4
Brewer Holdings Corp. and Zywave, Inc.	Provider of software and technology-enabled content and analytical solutions to insurance brokers	11/2019	7.0%	175.5	175.5
Cambridge International, Inc.	Manufacturer of custom designed and engineered metal products	4/2018	8.0%	86.0	86.0
CCS Group Holdings, LLC(5)	Correctional facility healthcare operator	4/2016	8.0%	134.5	134.5
CH Hold Corp.	Collision repair company	11/2019	5.5%	270.0	270.0
Chariot Acquisition, LLC	Distributor and designer of aftermarket golf cart parts and accessories	1/2019	7.8%	142.3	142.3
CIBT Holdings, Inc.(5)	Expedited travel document processing services	12/2018	6.8%	178.9	178.9
CWD, LLC	Supplier of automotive aftermarket brake parts	6/2016	10.0%	130.5	130.5
Drayer Physical Therapy Institute, LLC	Outpatient physical therapy provider	7/2018	7.5%	136.7	136.7
Driven Holdings, LLC(5)	Automotive aftermarket car care franchisor	3/2017	7.0%	159.1	159.1
ECI Purchaser Company, LLC	Manufacturer of equipment to safely control pressurized gases	12/2019	6.0%	209.0	209.0
Excelligence Learning Corporation(5)	Developer, manufacturer and retailer of educational products	8/2018	7.8%	174.0	174.0
Fleischmann’s Vinegar Company, Inc.	Manufacturer and marketer of industrial vinegar products	5/2016	8.0%	74.7	74.7
Fox Hill Holdings, LLC(3)	Third party claims administrator on behalf of insurance carriers	6/2018	6.8%	289.5	289.5
III US Holdings, LLC	Provider of library automation software and systems	3/2018	7.6%	194.5	194.5
Implus Footcare, LLC(5)	Provider of footwear and other accessories	10/2016	9.0%	210.3	210.3
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.(3)(5)(6)	Private school operator	6/2015		82.4	74.2
Intermedix Corporation(4)	Revenue cycle management provider to the emergency healthcare industry	12/2018	6.3%	321.7	321.7
iParadigms, LLC	Provider of anti-plagiarism software to the education industry	4/2019	6.5%	164.2	164.2
JHP Pharmaceuticals, LLC(5)	Manufacturer of specialty pharmaceutical products	12/2019	6.8%	182.2	182.2
Laborie Medical Technologies Corp(5)	Developer and manufacturer of medical equipment	10/2018	6.8%	113.5	113.5
LJSS Acquisition, Inc.	Fluid power distributor	10/2017	6.8%	159.8	159.8
MWI Holdings, Inc.(3)	Provider of engineered springs, fasteners, and other precision components	3/2019	7.4%	261.6	261.6
Noranco Manufacturing (USA) Ltd.	Supplier of complex machined and sheet metal components for the aerospace industry	4/2019	6.8%	161.1	161.1
Nordco, Inc.	Designer and manufacturer of railroad maintenance-of-way machinery	8/2019	7.0%	224.7	224.7
Oak Parent, Inc.(3)	Manufacturer of athletic apparel	4/2018	7.5%	307.1	307.1
Penn Detroit Diesel Allison, LLC	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	12/2016	9.0%	59.5	59.5
PetroChoice Holdings, LLC	Provider of lubrication solutions	1/2017	10.0%	158.3	158.3
PODS Funding Corp. II(3)	Storage and warehousing	12/2018	7.0%	314.1	314.1
Pregis Corporation, Pregis Intellipack Corp. and Pregis Innovative Packaging Inc.(3)	Provider of highly-customized, tailored protective packaging solutions	3/2017	7.8%	152.0	152.0
Protective Industries, Inc. dba Caplugs(3)(5)	Plastic protection products	10/2019	6.8%	278.3	278.3
PSSI Holdings, LLC(3)	Provider of mission-critical outsourced cleaning and sanitation services to the food processing industry	6/2018	6.0%	224.4	224.4
Restaurant Technologies, Inc.	Provider of bulk cooking oil management services to the restaurant and fast food service industries	6/2018	7.0%	202.7	202.7
Selig Sealing Products, Inc.	Manufacturer of container sealing products	10/2019	6.8%	209.0	209.0

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
Singer Sewing Company	for rigid packaging applications
	Manufacturer of consumer sewing machines	6/2017	7.3%	197.0	197.0
Strategic Partners, Inc.(5)	Supplier of medical uniforms, specialized medical footwear and accessories	8/2018	7.8%	232.1	232.1
Talent Partners G.P. and Print Payroll Services, G.P.	Provider of technology-enabled payroll to the advertising industry	10/2017	8.0%	62.0	62.0
TecoStar Acquisition Company	Manufacturer of precision components for orthopedic medical devices	12/2019	6.4%	118.0	118.0
The Teaching Company, LLC and The Teaching Company Holdings, Inc.(3)(5)	Education publications provider	3/2017	9.0%	111.5	109.3
Towne Holdings, Inc.	Provider of contracted hospitality services and parking systems	12/2019	6.8%	154.0	154.0
U.S. Anesthesia Partners, Inc.(3)	Anesthesiology service provider	12/2019	6.0%	210.0	210.0
Universal Services of America, LP	Provider of security officer and guard services	7/2019	6.0%	253.9	253.9
WB Merger Sub, Inc.	Importer, distributor and developer of premium wine and spirits	12/2016	9.0%	159.2	159.2
				$8,664.4	$8,654.0

(1)                                 Represents the weighted average annual stated interest rate as of December 31, 2013. All interest rates are payable in cash. For loans on non-accrual status, the stated interest rate is not shown as there is no current yield on such loans.

(2)                                 Represents the fair value in accordance with ASC 820-10. The determination of such fair value is not included in our board of directors valuation process described elsewhere herein.

(3)                                 We also hold a portion of this company’s first lien senior secured loan.

(4)                                 We also hold a portion of this company’s second lien senior secured loan.

(5)                                 We hold an equity investment in this company.

(6)                                 Loan was on non-accrual status, as determined by the investment committee of the SSLP, as of December 31, 2013.

The amortized cost and fair value of our SSLP Certificates was $1.8 billion and $1.8 billion, respectively, as of March 31, 2014, and $1.7 billion and $1.8 billion, respectively, as of December 31, 2013. The SSLP Certificates pay a weighted average contractual coupon of three month LIBOR plus approximately 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the underlying loan portfolio, which may result in a return to the holders of the SSLP Certificates that is greater than both the contractual coupon on the SSLP Certificates as well as the weighted average yield on the SSLP’s portfolio of 7.1% and 7.1% at March 31, 2014 and December 31, 2013, respectively. Our yield on our investment in the SSLP at amortized cost and fair value was 14.5% and 14.3%, respectively, as of March 31, 2014, and 15.0% and 14.8%, respectively, as of December 31, 2013. For the three months ended March 31, 2014 and 2013, we earned interest income of $67.7 million and $48.6 million, respectively, from our investment in the SSLP Certificates.

We are also entitled to certain fees in connection with the SSLP. For the three months ended March 31, 2014 and 2013, in connection with the SSLP, we earned capital structuring service, sourcing and other fees totaling $12.5 million and $7.9 million, respectively.

Selected financial information for the SSLP as of and for the year ended December 31, 2013 is as follows:

As of and for the Year Ended
(in millions)	December 31, 2013
Selected Balance Sheet Information:
Investments in loans receivable, net of discount for loan origination fees	$8,601.6
Cash and other assets	$142.3
Total assets	$8,743.9

Senior notes	$6,699.5
Other liabilities	$64.2
Total liabilities	$6,763.7
Subordinated certificates and members’ capital	$1,980.2
Total liabilities and members’ capital	$8,743.9

Selected Statement of Operations Information:
Total revenues	$554.2
Total expenses	$296.7
Net income	$257.5

RESULTS OF OPERATIONS

For the three months ended March 31, 2014 and 2013

Operating results for the three months ended March 31, 2014 and 2013 are as follows:

	For the three months ended March 31,
(in millions)	2014	2013
Total investment income	$239.7	$195.1
Total expenses	122.0	92.2
Net investment income before income taxes	117.7	102.9
Income tax expense, including excise tax	5.4	3.8
Net investment income	112.3	99.1
Net realized gains	12.1	11.7
Net unrealized losses	(7.4)	(30.4)
Net increase in stockholders’ equity resulting from operations	$117.0	$80.4

Net income can vary substantially from period to period due to various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

	For the three months ended March 31,
(in millions)	2014	2013
Interest income from investments	$173.5	$144.2
Capital structuring service fees	20.9	6.0
Dividend income	30.7	32.1
Management and other fees	6.0	4.5
Other income	8.6	8.3
Total investment income	$239.7	$195.1

The increase in interest income from investments for the three months ended March 31, 2014 from the comparable period in 2013 was primarily due an increase in the size of our portfolio, which increased from an average of $5.9 billion at amortized cost for the three months ended March 31, 2013 to an average of $7.6 billion at amortized cost for the comparable period in 2014. The increase in capital structuring fees for the three months ended March 31, 2014 from the comparable period in 2013 was primarily due to the increase in new investment commitments, which increased from $410 million for the three months ended March 31, 2013 to $852 million for the comparable period in 2014, as well as due to the increase in the average capital structuring service fees received on new investments, from 1.5% in 2013 to 2.5% in 2014. The decrease in dividend income for the three months ended March 31, 2014 from the comparable period in 2013 was primarily due to a decrease in additional dividends received from Ivy Hill Asset Management, L.P. (“IHAM”). The dividends received from IHAM for the three months ended March 31, 2014 and 2013 included additional dividends of $10.0 million and $17.4 million, respectively, that were paid in addition to the quarterly dividends generally paid by IHAM. IHAM paid the additional dividends out of accumulated earnings that had previously been retained by IHAM. Also during the three months ended March 31, 2014, we received $6.6 million in other non-recurring dividends from non-income producing equity securities compared to $0.4 million for the comparable period in 2013.

Operating Expenses

	For the three months ended March 31,
(in millions)	2014	2013
Interest and credit facility fees	$52.5	$39.4
Base management fees	30.1	23.2
Incentive fees related to pre-incentive fee net investment income	28.3	23.8
Incentive fees related to capital gains per GAAP	1.0	(3.8)
Administrative fees	3.7	2.6
Other general and administrative	6.4	7.0
Total expenses	$122.0	$92.2

Interest and credit facility fees for the three months ended March 31, 2014 and 2013, were comprised of the following:

	For the three months ended March 31,
(in millions)	2014	2013
Stated interest expense	$41.5	$29.9
Facility fees	3.4	2.6
Amortization of debt issuance costs	3.9	3.5
Accretion of discount on notes payable	3.7	3.4
Total interest and credit facility fees expense	$52.5	$39.4

Stated interest expense for the three months ended March 31, 2014 increased from the comparable period in 2013 primarily due to the increase in the average principal amount of debt outstanding, which increased to $3.0 billion as compared to $2.1 billion for the comparable period in 2013.

The increase in base management fees and incentive fees related to pre-incentive fee net investment income for the three months ended March 31, 2014 from the comparable period in 2013 were primarily due to the increase in the size of the portfolio and in the case of incentive fees, the related increase in pre-incentive fee net investment income.

For the three months ended March 31, 2014, the capital gains incentive fee expense accrual calculated in accordance with GAAP was $0.9 million. For the three months ended March 31, 2013 we recorded a reduction of $3.8 million in the capital gains incentive fee expense accrual calculated in accordance with GAAP. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of March 31, 2014, the total capital gains incentive fee accrual calculated in accordance with GAAP was $64.4 million (included in “management and incentive fees payable” in the consolidated balance sheet). However, as of March 31, 2014, there was no capital gains fee actually payable under our investment advisory and management agreement. See Note 3 to our consolidated financial statements for the year ended December 31, 2013 for more information on the base management and incentive fees.

Administrative fees represent fees paid to Ares Operations for our allocable portion of overhead and other expenses incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staffs. Other general and administrative expenses include professional fees, rent, insurance, depreciation, director’s fees and other costs.

Income Tax Expense, Including Excise Tax

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must, among other things, timely distribute to our stockholders generally at least 90% of our investment company taxable income, as defined by the Code, for each year. In order to maintain our RIC status, we, among other things, have made and intend to continue to make the requisite distributions to our stockholders which will generally relieve us from U.S. federal corporate-level income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. For the three months ended March 31, 2014 and 2013, we recorded a net expense of $2.5 million and $3.0 million, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three months ended March 31, 2014 and 2013, we recorded a tax expense of approximately $2.9 million and $0.8 million, respectively, for these subsidiaries.

Net Realized Gains/Losses

During the three months ended March 31, 2014, we had $667.9 million of sales, repayments or exits of investments resulting in $12.0 million of net realized gains. Net realized gains of $12.0 million on investments were comprised of $12.1 million of gross realized gains and $0.1 million of gross realized losses.

The realized gains and losses on investments during the three months ended March 31, 2014 consisted of the following:

(in millions)	Net Realized
Portfolio Company	Gains (Losses)
JHP Group Holdings, Inc.	$1.9
Orion Foods, LLC	1.6
La Paloma Generating Company, LLC	1.6
Magnacare Holdings, Inc.	1.3
Imperial Capital Group LLC	1.3
Stag-Parkway, Inc.	1.2
Eberle Design, Inc.	1.0
Other, net	2.1
Total, net	$12.0

During the three months ended March 31, 2014, we purchased $0.4 million aggregate principal amount of the 2047 Notes and as a result of these transactions, we recognized realized losses of $0.1 million.  During the three months ended March 31, 2014, we also recognized net realized gains on foreign currency transactions of $0.2 million.

During the three months ended March 31, 2013, we had $235.7 million of sales, repayments or exits of investments resulting in $11.7 million of net realized gains. Net realized gains of $11.7 million on investments were comprised of $11.7 million of gross realized gains and $0.0 million of gross realized losses.

The realized gains and losses on investments during the three months ended March 31, 2013 consisted of the following:

(in millions)	Net Realized
Portfolio Company	Gains (Losses)
Performant Financial Corporation	$8.6
Other, net	3.1
Total, net	$11.7

Net Unrealized Gains/Losses

We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses. For the three months ended March 31, 2014 and 2013, net unrealized gains and losses for our portfolio were comprised of the following:

	For the three months ended March 31,
(in millions)	2014	2013
Unrealized appreciation	$50.7	$31.3
Unrealized depreciation	(48.2)	(56.9)
Net unrealized (appreciation) depreciation reversed related to net realized gains or losses(1)	(9.9)	(4.8)
Total net unrealized losses from investments	$(7.4)	$(30.4)

(1)              The net unrealized (appreciation) depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

The changes in unrealized appreciation and depreciation during the three months ended March 31, 2014 consisted of the following:

Net Unrealized
(in millions)	Appreciation
Portfolio Company	(Depreciation)
Insight Pharmaceuticals Corporation	$6.9
Campus Management Corp.	3.5
VSS-Tranzact Holdings, LLC	3.4
Orion Foods, LLC	3.3
Ciena Capital LLC	2.0
The Dwyer Group	2.0
OTG Management, LLC	(4.5)
The Step2 Company, LLC	(11.6)
Ivy Hill Asset Management, L.P.	(15.4)
Other, net	12.9
Total, net	$2.5

The changes in unrealized appreciation and depreciation during the three months ended March 31, 2013 consisted of the following:

Net Unrealized
(in millions)	Appreciation
Portfolio Company	(Depreciation)
Apple & Eve, LLC	$3.6
Matrixx Initiatives, Inc.	3.0
La Paloma Generating Company, LLC	2.3
American Broadband Communications, LLC	2.2
Orion Food, LLC	(2.4)
ADF Capital, Inc.	(2.5)
Ciena Capital LLC	(4.1)
CitiPostal Inc.	(5.3)
UL Holding Co., LLC	(6.2)
Ivy Hill Asset Management, L.P.	(26.4)
Other, net	10.2
Total, net	$(25.6)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are generated primarily from the net proceeds of public offerings of equity and debt securities, advances from the Revolving Credit Facility, the Revolving Funding Facility and the SMBC Funding Facility (each as defined below and together, the “Facilities”), net proceeds from the issuance of other securities, including convertible unsecured notes, as well as cash flows from operations.

As of March 31, 2014, we had $146.6 million in cash and cash equivalents and $3.1 billion in total aggregate principal amount of debt outstanding ($3.1 billion at carrying value). Subject to leverage and borrowing base restrictions, we had approximately $2.1 billion available for additional borrowings under the Facilities as of March 31, 2014.

We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. The amounts involved may be material. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowing. As of March 31, 2014, our asset coverage was 260%.

Equity Issuances

There were no sales of our equity securities during the three months ended March 31, 2014 and 2013. As of March 31, 2014 and December 31, 2013, our total equity market capitalization was $5.3 billion.

Debt Capital Activities

Our debt obligations consisted of the following as of March 31, 2014 and December 31, 2013:

	As of
	March 31, 2014					December 31, 2013
	Total					Total
	Aggregate					Aggregate
	Principal					Principal
	Amount					Amount
	Available/		Principal	Carrying		Available/	Principal	Carrying
(in millions)	Outstanding(1)		Amount	Value		Outstanding(1)	Amount	Value
Revolving Credit Facility	$1,170.0	(2)	$—	$—		$1,060.0	$—	$—
Revolving Funding Facility	620.0	(3)	100.0	100.0		620.0	185.0	185.0
SMBC Funding Facility	400.0		—	—		400.0	—	—
February 2016 Convertible Notes	575.0		575.0	558.5	(4)	575.0	575.0	556.5	(4)
June 2016 Convertible Notes	230.0		230.0	222.6	(4)	230.0	230.0	221.8	(4)
2017 Convertible Notes	162.5		162.5	159.5	(4)	162.5	162.5	159.2	(4)
2018 Convertible Notes	270.0		270.0	264.4	(4)	270.0	270.0	264.1	(4)
2019 Convertible Notes	300.0		300.0	295.5	(4)	300.0	300.0	295.3	(4)
2018 Notes	750.0		750.0	750.8	(5)	600.0	600.0	596.7	(5)
February 2022 Notes	143.8		143.8	143.8		143.8	143.8	143.8
October 2022 Notes	182.5		182.5	182.5		182.5	182.5	182.5
2040 Notes	200.0		200.0	200.0		200.0	200.0	200.0
2047 Notes	229.5		229.5	181.1	(6)	230.0	230.0	181.4	(6)
	$5,233.3		$3,143.3	$3,058.7		$4,973.8	$3,078.8	$2,986.3

(1)                                 Subject to borrowing base and leverage restrictions. Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.

(2)                                 Provides for a feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of $1,755.0 million.

(3)                                 Provides for a feature that allows us and our consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”), under certain circumstances, to increase the size of the Revolving Funding Facility to a maximum of $865.0 million.

(4)                                 Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes less the unaccreted discount initially recorded upon issuance of the Convertible Unsecured Notes. The total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes was $16.5 million, $7.4 million, $3.0 million, $5.6 million and $4.5 million, respectively, as of March 31, 2014.  The total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes was $18.5 million, $8.2 million, $3.3 million, $5.9 million and $4.7 million, respectively, as of December 31, 2013.

(5)                                 Represents the aggregate principal amount outstanding less the unaccreted discount initially recorded upon issuance of the 2018 Notes. The total unamortized premium for the 2018 Notes was $0.8 million as of March 31, 2014. The total unaccreted discount for the 2018 Notes was $3.3 million as of December 31, 2013.

(6)                                Represents the aggregate principal amount outstanding less the unaccreted purchased discount. The total unaccreted purchased discount for the 2047 Notes was $48.4 million and $48.6 million as of March 31, 2014 and December 31, 2013, respectively.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all our debt outstanding as of March 31, 2014 were 5.4% and 7.6 years, respectively, and as of December 31, 2013 were 5.3% and 7.9 years, respectively.

The ratio of total principal amount of debt outstanding to stockholders’ equity as of March 31, 2014 was 0.64:1.00 compared to 0.63:1.00 as of December 31, 2013. The ratio of total carrying value of debt outstanding to stockholders’ equity as of March 31, 2014 was 0.62:1.00 compared to 0.61:1.00 as of December 31, 2013.

Revolving Credit Facility

We are party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), which allows us to borrow up to $1,170 million at any one time outstanding.

The end of the revolving period and the stated maturity date for the Revolving Credit Facility are May 4, 2018 and May 4, 2019, respectively. The Revolving Credit Facility also provides for a feature that allowed us, under certain circumstances, to increase the size of the facility to a maximum of $1,755 million. The interest rate charged on the Revolving Credit Facility is based on LIBOR plus an applicable spread of 2.00% or a “base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 1.00%. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of March 31, 2014, there were no amounts outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

Revolving Funding Facility

Our consolidated subsidiary, Ares Capital CP, is party to a revolving funding facility (as amended, the “Revolving Funding Facility”), which allows Ares Capital CP to borrow up to $620 million at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are April 18, 2015 and April 18, 2017, respectively. The Revolving Funding Facility also provides for a feature that allowed, under certain circumstances, for an increase in the size of the facility to a maximum of $865 million. The interest rate charged on the Revolving Funding Facility is one month LIBOR plus an applicable spread ranging from 2.25% to 2.50% over LIBOR and ranging from 1.25% to 1.50% over “base rate” (as defined in the agreements governing the Revolving Funding Facility) in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the facility. Additionally, we are required to pay a commitment fee of between 0.50% and 1.75% per annum depending on the size of the unused portion of the Revolving Funding Facility. As of March 31, 2014, the principal amount outstanding under the Revolving Funding Facility was $100.0 million and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

SMBC Funding Facility

Our consolidated subsidiary, Ares Capital JB Funding LLC, (“ACJB”), is party to a revolving funding facility (as amended, the “SMBC Funding Facility”), which allows ACJB to borrow up to $400 million at any one time outstanding. The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility are September 14, 2016 and September 14, 2021, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. The interest rate charged on the SMBC Funding Facility is based on one month LIBOR plus an applicable spread of 2.00% or a “base rate” (as defined in the agreements governing the SMBC Funding Facility) plus an applicable spread of 1.00%. Through March 14, 2014, ACJB was required to pay a commitment fee of up to 0.75% per annum depending on the size of the unused portion of the SMBC Funding Facility. After March 14, 2014, ACJB is required to pay a commitment fee of between 0.35% and 0.875% per annum depending on the size of the unused portion of the SMBC Funding Facility. As of March 31, 2014, there were no amounts outstanding under the SMBC Funding Facility and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

Convertible Unsecured Notes

In January 2011, we issued $575 million aggregate principal amount of unsecured convertible senior notes that mature on February 1, 2016 (the “February 2016 Convertible Notes”), unless previously converted or repurchased in accordance with their terms. In March 2011, we issued $230 million aggregate principal amount of unsecured convertible senior notes that mature on June 1, 2016 (the “June 2016 Convertible Notes”), unless previously converted or repurchased in accordance with their terms. In March 2012, we issued $162.5 million aggregate principal amount of unsecured convertible senior notes that mature on March 15, 2017 (the “2017 Convertible Notes”), unless previously converted or repurchased in accordance with their terms. In the fourth quarter of 2012, we issued $270.0 million aggregate principal amount of unsecured convertible senior notes that mature on January 15, 2018 (the “2018 Convertible Notes”), unless previously converted or repurchased in accordance with their terms. In July 2013, we issued $300.0 million aggregate principal amount of unsecured convertible senior notes that mature on January 15, 2019 (the “2019 Convertible Notes” and together with the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes, the “Convertible Unsecured Notes”), unless previously converted or repurchased in accordance with their terms. We do not have the right to redeem the Convertible Unsecured Notes prior to maturity. The February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes bear interest at a rate of 5.750%, 5.125% , 4.875% , 4.750% and 4.375%, respectively, per year, payable semi-annually.

In certain circumstances, the Convertible Unsecured Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at their respective conversion rates (listed below as of March 31,

2014) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the respective Convertible Unsecured Notes Indenture. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if we engage in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require us to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of March 31, 2014) are listed below.

	February 2016	June 2016	2017	2018	2019
	Convertible Notes	Convertible Notes	Convertible Notes	Convertible Notes	Convertible Notes
Conversion premium	17.5%	17.5%	17.5%	17.5%	15.0%
Closing stock price at issuance	$16.28	$16.20	$16.46	$16.91	$17.53
Closing stock price date	January 19, 2011	March 22, 2011	March 8, 2012	October 3, 2012	July 15, 2013
Conversion price (1)	$18.62	$18.53	$19.05	$19.70	$20.05
Conversion rate
(shares per one thousand dollar principal amount)(1)	53.6914	53.9565	52.5068	50.7591	49.8854
Conversion dates	August 15, 2015	December 15, 2015	September 15, 2016	July 15, 2017	July 15, 2018

(1)                 Represents conversion price and conversion rate, as applicable, as of March 31, 2014, taking into account certain de minimis adjustments that will be made on the conversion date.

Unsecured Notes

2018 Notes

In November 2013, we issued $600.0 million in aggregate principal amount of senior unsecured notes, which bear interest at a rate of 4.875% per year and mature on November 30, 2018 (the “2018 Notes”). The 2018 Notes require payment of interest semi-annually, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time at our option at a redemption price equal to par plus a “make whole” premium, as determined in the indenture governing the 2018 Notes, and any accrued and unpaid interest.

In January 2014, we issued an additional $150.0 million aggregate principal amount of the 2018 Notes at a premium of 102.7% of their principal amount.

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

2047 Notes

As part of the Allied Acquisition, we assumed $230.0 million aggregate principal amount of senior unsecured notes which bear interest at a rate of 6.875% and mature on April 15, 2047 (the “2047 Notes” and together with the 2018 Notes, the February 2022 Notes, the October 2022 Notes and the 2040 Notes, the “Unsecured Notes”). The 2047 Notes require payment of interest quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time at our option, at a par redemption price of $25.00 per security plus accrued and unpaid interest.

As of March 31, 2014 we were in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures and the indentures governing the Unsecured Notes.

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

See Note 5 to our consolidated financial statements for the three months ended March 31, 2014 for more detail on our debt obligations.

OFF BALANCE SHEET ARRANGEMENTS

We have various commitments to fund investments in our portfolio, as described below.

As of March 31, 2014 and December 31, 2013, we had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) our discretion:

	As of
(in millions)	March 31, 2014	December 31, 2013
Total revolving and delayed draw commitments	$762.4	$834.5
Less: funded commitments	(82.8)	(87.1)
Total unfunded commitments	679.6	747.4
Less: commitments substantially at discretion of ours	(6.0)	(16.0)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(1.6)	(1.7)
Total net adjusted unfunded revolving and delayed draw commitments	$672.0	$729.7

Included within the total revolving and delayed draw commitments as of March 31, 2014 were commitments to issue up to $41.9 million in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2014, we had $16.9 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. In addition to these letters of credit included as a part of the total revolving and delayed draw commitments to portfolio companies, as of March 31, 2014 we also had $5.3 million of letters of credit issued and outstanding on behalf of other portfolio companies. For all these letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. None of these letters of credit issued and outstanding are recorded as a liability on our balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit, $16.0 million expire in 2014 and $6.2 million expire in 2015.

We also have commitments to co-invest in the SSLP for our portion of the SSLP’s commitments to fund delayed draw investments to certain portfolio companies of the SSLP. See “Senior Secured Loan Program” above and Note 4 to our consolidated financial statements for the three months ended March 31, 2014 for more information.

As of March 31, 2014 and December 31, 2013, we were party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of
(in millions)	March 31, 2014	December 31, 2013
Total private equity commitments	$59.5	$59.5
Less: funded private equity commitments	(12.1)	(11.9)
Total unfunded private equity commitments	47.4	47.6
Less: private equity commitments substantially at discretion of ours	(43.2)	(43.2)
Total net adjusted unfunded private equity commitments	$4.2	$4.4

In the ordinary course of business, we may sell certain of our investments to third party purchasers. In particular, in connection with the sale of certain controlled portfolio company equity investments (as well as certain other sales), we have, and may continue to do so in the future, agreed to indemnify such purchasers for future liabilities arising from the investments and the related sale transaction. Such indemnification provisions have given rise to liabilities in the past and may do so in the future.

As of March 31, 2014, one of our portfolio companies, Ciena Capital LLC (“Ciena”), had one non-recourse securitization Small Business Administration (“SBA”) loan warehouse facility, which has reached its maturity date but remains outstanding. Ciena is working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. Allied Capital had previously issued a performance guaranty (which Ares Capital succeeded to as a result of the Allied Acquisition) whereby Ares Capital must indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse facility. As of March 31, 2014, there were no known issues or claims with respect to this performance guaranty.

RECENT DEVELOPMENTS

From April 1, 2014 through April 30, 2014, we made new investment commitments of $303 million, of which $223 million were funded. Of these new commitments, 71% were in first lien senior secured loans, 18% were in second lien senior secured loans, 10% were investments in subordinated certificates of the SSLP to make co-investments with GE in first lien senior secured loans through the SSLP and 1% were in other equity securities. Of the $303 million of new investment commitments, 90% were floating rate, 9% were fixed rate and 1% were non-interest bearing. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 8.6%. We may seek to syndicate a portion of these new investment commitments, although there can be no assurance that we will be able to do so.

From April 1, 2014 through April 30, 2014, we exited $401 million of investment commitments. Of these investment commitments, 48% were first lien senior secured loans, 47% were second lien senior secured loans, 3% were investments in subordinated certificates of the SSLP, 1% were senior subordinated loans and 1% were other equity securities. Of the $401 million of exited investment commitments, 98% were floating rate, 1% were fixed rate and 1% were non-interest bearing. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was 8.8%. On the $401 million of investment commitments exited from April 1, 2014 through April 30, 2014, we recognized total net realized gains of approximately $3 million.

In addition, as of April 30, 2014, we had an investment backlog and pipeline of approximately $235 million and $475 million, respectively. Investment backlog includes transactions approved by our investment adviser’s investment committee and/or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. Investment pipeline includes transactions where due diligence and analysis are in process, but no formal mandate, letter of intent or signed commitment have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may syndicate a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will syndicate any portion of these investments.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with GAAP, and include the accounts of ours and our consolidated subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition as of and for the periods presented. All significant intercompany balances and transactions have been eliminated.

Interim financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2014.

Cash and Cash Equivalents

Cash and cash equivalents include funds from time to time deposited with financial institutions and short-term, liquid investments in a money market fund. Cash and cash equivalents are carried at cost which approximates fair value.

Concentration of Credit Risk

We place our cash and cash equivalents with financial institutions and, at times, cash held in money market accounts may exceed the Federal Deposit Insurance Corporation insured limit.

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

•                  The audit committee of our board of directors reviews these valuations, as well as the input of third parties, including independent third-party valuation firms, who review a minimum of 50% of our portfolio at fair value.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this if the loan has sufficient collateral value and is in the process of collection.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Payment-in-Kind Interest

We have loans in our portfolio that contain PIK provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash.

Capital Structuring Service Fees and Other Income

Our investment adviser seeks to provide assistance to our portfolio companies in connection with our investments and in return we may receive fees for capital structuring services. These fees are generally only available to us as a result of our underlying investments, are normally paid at the closing of the investments, are generally non- recurring and are recognized as revenue when earned upon closing of the investment. The services that our investment adviser provides vary by investment, but generally include reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from multiple equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice, which concludes upon closing of the investment. Any services of the above nature subsequent to the closing would generally generate a separate fee payable to us. In certain instances where we are invited to participate as a co-lender in a transaction and do not provide significant services in connection with the investment, a portion of loan fees paid to us in such situations will be deferred and amortized over the estimated life of the loan. We may also take a seat on the board of directors of a portfolio company, or observe the meetings of the board of directors without taking a formal seat.

Other income includes fees for asset management, management and consulting services, loan guarantees, commitments, amendments and other services rendered by us to portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Foreign Currency Translation

Our books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

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

Accounting for Derivative Instruments

We do not utilize hedge accounting and instead mark our derivatives to market in the consolidated statement of operations.

Equity Offering Expenses

Our offering costs, excluding underwriters’ fees, are charged against the proceeds from equity offerings when received.

Debt Issuance Costs

Debt issuance costs are amortized over the life of the related debt instrument using the straight line method, which closely approximates the effective yield method.

Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must, among other things, meet certain source-of- income and asset diversification requirements and timely distribute to our stockholders at least 90% of our investment company taxable income, as defined by the Code, for each year. We, among other things, have made and intend to continue to make the requisite distributions to our stockholders, which will generally relieve us from U.S. federal corporate-level income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned.

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

As of March 31, 2014, 81% of the investments at fair value in our portfolio bore interest at variable rates, 9%  bore interest at fixed rates, 8% were non-interest earning and 2% were on non-accrual status. Additionally, for the variable rate investments, 69% of these investments contained interest rate floors (representing 56% of total investments at fair value). The Facilities all bear interest at variable rates with no interest rate floors, while the Unsecured Notes and the Convertible Unsecured Notes bear interest at fixed rates.

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

Based on our March 31, 2014, balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions)	Interest	Interest	Net
Basis Point Change	Income	Expense	Income (1)
Up 300 basis points	$104.9	$3.0	$101.9
Up 200 basis points	$44.6	$2.0	$42.6
Up 100 basis points	$(14.1)	$1.0	$(15.1)
Down 100 basis points	$6.4	$(0.2)	$6.6
Down 200 basis points	$6.4	$(0.2)	$6.6
Down 300 basis points	$6.4	$(0.2)	$6.6

(1) Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 3 to our consolidated financial statements for the three months ended March 31, 2014 for more information on the incentive fee.

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

(1) Excludes the impact of incentive fees based on pre-incentive fee net investment income.  See Note 3 to our consolidated financial statements for the three months ended March 31, 2014 for more information on the incentive fee.

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

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 20, 2013, the Company was named as one of several defendants in an action filed in the United States District Court for the Eastern District of Pennsylvania (the “Pennsylvania Court”) by the bankruptcy trustee of DSI Renal Holdings LLC and two related companies. On March 17, 2014 the action was transferred to the United States District Court for the District of Delaware pursuant to a motion filed by the defendants and granted by the Pennsylvania Court. The complaint in the action alleges, among other things, that each of the named defendants participated in a purported “fraudulent transfer” involving the restructuring of a subsidiary of DSI Renal Holdings LLC. Among other things, the complaint seeks, jointly and severally from all defendants, (1) damages of approximately $425 million, of which the complaint states the Company’s individual share is approximately $117 million, and (2) punitive damages. The Company is currently unable to assess with any certainty whether it may have any exposure in this action. The Company believes the claims are without merit and intends to vigorously defend itself in this action.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

ARES CAPITAL CORPORATION

Dated: May 6, 2014	By	/s/ Michael J. Arougheti
Michael J. Arougheti
Chief Executive Officer

Dated: May 6, 2014	By	/s/ Penni F. Roll
Penni F. Roll
Chief Financial Officer