Form 10-Q
period 2014-09-30
ARES CAPITAL CORP
filed 2014-11-04
CIK 1287750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2014
Common stock, $0.001 par value	314,108,062

ARES CAPITAL CORPORATION

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands, except per share data)

	As of
	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$6,090,210	$5,136,612
Non-controlled affiliate company investments	196,572	260,484
Controlled affiliate company investments	2,496,798	2,235,801
Total investments at fair value (amortized cost of $8,600,794 and $7,537,403, respectively)	8,783,580	7,632,897
Cash and cash equivalents	107,878	149,629
Interest receivable	167,984	123,981
Receivable for open trades	28,244	128,566
Other assets	115,373	106,431
Total assets	$9,203,059	$8,141,504
LIABILITIES
Debt	$3,679,201	$2,986,275
Base management fees payable	32,685	29,270
Income based fees payable	31,345	29,001
Capital gains incentive fees payable	87,702	80,937
Accounts payable and other liabilities	81,505	68,649
Interest and facility fees payable	40,667	42,828
Payable for open trades	306	100
Total liabilities	3,953,411	3,237,060
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share, 500,000 common shares authorized 314,108 and 297,971 common shares issued and outstanding, respectively	314	298
Capital in excess of par value	5,250,934	4,982,477
Accumulated overdistributed net investment income	(59,999)	(8,785)
Accumulated net realized loss on investments, foreign currency transactions, extinguishment of debt and other assets	(124,980)	(165,040)
Net unrealized gains on investments and foreign currency transactions	183,379	95,494
Total stockholders’ equity	5,249,648	4,904,444
Total liabilities and stockholders’ equity	$9,203,059	$8,141,504
NET ASSETS PER SHARE	$16.71	$16.46

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME
From non-controlled/non-affiliate company investments:
Interest income from investments	$114,552	$102,222	$314,763	$281,734
Capital structuring service fees	21,196	18,257	47,890	35,888
Dividend income	8,345	4,486	21,922	13,583
Management and other fees	—	286	—	949
Other income	3,938	3,612	13,840	12,944
Total investment income from non-controlled/non-affiliate company investments	148,031	128,863	398,415	345,098

From non-controlled affiliate company investments:
Interest income from investments	2,706	4,097	8,901	15,748
Capital structuring service fees	369	—	1,019	—
Dividend income	1,071	5,258	4,569	6,421
Other income	69	37	472	166
Total investment income from non-controlled affiliate company investments	4,215	9,392	14,961	22,335

From controlled affiliate company investments:
Interest income from investments	73,554	63,304	216,822	174,287
Capital structuring service fees	10,147	13,298	25,433	25,807
Dividend income	10,271	25,104	40,671	62,711
Management and other fees	6,359	5,098	18,389	13,926
Other income	819	1,742	3,351	3,815
Total investment income from controlled affiliate company investments	101,150	108,546	304,666	280,546

Total investment income	253,396	246,801	718,042	647,979

EXPENSES
Interest and credit facility fees	54,096	44,424	159,740	124,032
Base management fees	32,685	27,467	93,500	75,587
Income based fees	31,345	32,284	85,203	81,510
Capital gains incentive fees	13,087	2,915	24,190	7,148
Administrative fees	3,105	3,346	9,661	8,544
Other general and administrative	6,274	6,152	20,314	20,548
Total expenses	140,592	116,588	392,608	317,369

NET INVESTMENT INCOME BEFORE INCOME TAXES	112,804	130,213	325,434	330,610

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income tax expense, including excise tax	7,514	3,991	15,817	11,714

NET INVESTMENT INCOME	105,290	126,222	309,617	318,896

REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCY TRANSACTIONS
Net realized gains (losses):
Non-controlled/non-affiliate company investments	21,800	7,877	32,467	24,305
Non-controlled affiliate company investments	58,560	63	58,598	208
Controlled affiliate company investments	(6,592)	1,006	(52,780)	4,759
Foreign currency transactions	2,764	—	1,847	—
Net realized gains	76,532	8,946	40,132	29,272

Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	(9,590)	3,817	196	27,915
Non-controlled affiliate company investments	(37,439)	(7,812)	9,607	(9,745)
Controlled affiliate company investments	42,076	9,624	77,486	(11,701)
Foreign currency transactions	870	—	596	—
Net unrealized gains (losses)	(4,083)	5,629	87,885	6,469

Net realized and unrealized gains from investments and foreign currency transactions	72,449	14,575	128,017	35,741

REALIZED LOSSES ON EXTINGUISHMENT OF DEBT	—	—	(72)	—

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$177,739	$140,797	$437,562	$354,637

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.57	$0.52	$1.45	$1.36

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	310,564	268,312	302,315	261,120

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2014

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
CIC Flex, LP (9)	Investment partnership	Limited partnership units (0.94 units)		9/7/2007	$—	$186	(2)
Covestia Capital Partners, LP (9)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	487	1,962	(2)
HCI Equity, LLC (7)(8)(9)	Investment company	Member interest (100.00% interest)		4/1/2010	—	399
Imperial Capital Private Opportunities, LP (9)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	5,134	18,868	(2)
Partnership Capital Growth Fund I, L.P. (9)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	—	1,361	(2)
Partnership Capital Growth Investors III, L.P. (9)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	2,260	2,332	(2)
PCG-Ares Sidecar Investment, L.P. (9)	Investment partnership	Limited partnership interest (100.00% interest)		5/22/2014	2,042	2,151	(2)
Piper Jaffray Merchant Banking Fund I, L.P. (9)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	1,034	931	(2)
Senior Secured Loan Fund LLC (7)(10)	Co-investment vehicle	Subordinated certificates ($1,954,145 par due 12/2024)	8.23% (Libor + 8.00%/M)(27)	10/30/2009	1,954,145	1,983,457
		Membership interest (87.50% interest)		10/30/2009	—	—
					1,954,145	1,983,457
VSC Investors LLC (9)	Investment company	Membership interest (1.95% interest)		1/24/2008	877	1,505	(2)
					1,965,979	2,013,152		38.35%
Healthcare-Services
Alegeus Technologies Holdings Corp.	Benefits administration and transaction processing provider	Preferred stock (2,997 shares)		12/13/2013	3,087	2,542
		Common stock (3 shares)		12/13/2013	3	—
					3,090	2,542
AwarePoint Corporation	Healthcare technology platform developer	First lien senior secured loan ($10,000 par due 6/2018)	9.50%	9/5/2014	9,900	10,000	(2)
		Warrant to purchase up to 547,046 shares of Series F preferred stock		9/5/2014	—	2	(2)
					9,900	10,002
AxelaCare Holdings, Inc. and AxelaCare Investment Holdings, L.P.	Provider of home infusion services	Preferred units (8,218,160 units)		4/12/2013	822	681	(2)
		Common units (83,010 units)		4/12/2013	8	6	(2)
					830	687
California Forensic Medical Group, Incorporated	Correctional facility healthcare operator	First lien senior secured loan ($48,766 par due 11/2018)	9.25% (Libor + 8.00%/Q)	11/16/2012	48,766	48,766	(3)(26)
CCS Intermediate Holdings, LLC and CCS Group Holdings, LLC	Correctional facility healthcare operator	First lien senior secured revolving loan ($750 par due 7/2019)	6.25% (Base Rate + 3.00%/Q)	7/23/2014	750	750	(2)(26)
		First lien senior secured loan ($15,000 par due 7/2021)	5.00% (Libor + 4.00%/Q)	7/23/2014	14,927	15,000	(2)(26)
		Second lien senior secured loan ($135,000 par due 7/2022)	9.38% (Libor + 8.38%/Q)	7/23/2014	133,678	135,000	(2)(26)
		Class A units (601,937 units)		8/19/2010	—	2,553	(2)
					149,355	153,303

As of September 30, 2014

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings LLC (6)	Healthcare analysis services provider	Class A common stock (9,679 shares)		6/15/2007	2,543	2,820	(2)
		Class C common stock (1,546 shares)		6/15/2007	—	450	(2)
					2,543	3,270
DNAnexus, Inc.	Bioinformatics company	First lien senior secured loan ($5,000 par due 10/2017)	9.25%	3/21/2014	4,784	5,000	(2)
		First lien senior secured loan ($5,000 par due 2/2018)	9.25%	3/21/2014	4,769	5,000	(2)
		Warrants to purchase up to 909,092 units of Series C preferred stock		3/21/2014	—	—	(2)
					9,553	10,000
Genocea Biosciences, Inc.	Vaccine discovery technology company	First lien senior secured loan ($9,788 par due 4/2017)	8.00%	9/30/2013	9,637	9,788	(2)
		Common stock (31,500 shares)		2/10/2014	—	285	(2)
					9,637	10,073
GI Advo Opco, LLC	Behavioral treatment services provider	First lien senior secured loan ($14,170 par due 6/2017)	6.00% (Libor + 4.75%/Q)	12/13/2013	14,498	14,170	(2)(26)
Global Healthcare Exchange, LLC and GHX Ultimate Parent Corp.	On-demand supply chain automation solutions provider	First lien senior secured loan ($125,000 par due 3/2020)	10.00% (Libor + 9.00%/Q)	3/11/2014	123,921	125,000	(2)(26)
		Class A common stock (2,475 shares)		3/11/2014	2,475	2,475	(2)
		Class B common stock (938 shares)		3/11/2014	25	335	(2)
					126,421	127,810
INC Research, Inc.	Pharmaceutical and biotechnology consulting services	Common stock (1,410,000 shares)		9/27/2010	1,512	2,700	(2)
Intermedix Corporation	Revenue cycle management provider to the emergency healthcare industry	Second lien senior secured loan ($112,000 par due 6/2020)	9.25% (Libor + 8.25%/Q)	12/27/2012	112,000	112,000	(2)(26)
LM Acquisition Holdings, LLC (8)	Developer and manufacturer of medical equipment	Class A units (426 units)		9/27/2013	1,000	1,638	(2)
MC Acquisition Holdings I, LLC	Healthcare professional provider	Class A units (1,338,314 shares)		1/17/2014	1,338	1,541	(2)
Monte Nido Holdings, LLC	Outpatient eating disorder treatment provider	First lien senior secured loan ($44,750 par due 12/2019)	7.75% (Libor + 6.75%/Q)	12/20/2013	44,750	43,855	(3)(19)(26)
MW Dental Holding Corp.	Dental services provider	First lien senior secured loan ($37,818 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	37,818	37,818	(2)(26)
		First lien senior secured loan ($48,362 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	48,362	48,362	(3)(26)
		First lien senior secured loan ($9,721 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	9,721	9,721	(4)(26)
					95,901	95,901
My Health Direct, Inc.	Healthcare scheduling exchange software solution provider	First lien senior secured loan ($3,000 par due 1/2018)	10.75%	9/18/2014	2,901	2,970	(2)
		Warrant to purchase up to 4,548 shares of Series D preferred stock		9/18/2014	39	39	(2)
					2,940	3,009
Napa Management Services Corporation	Anesthesia management services provider	First lien senior secured loan ($9,543 par due 2/2019)	7.25% (Base Rate + 4.00%/Q)	4/15/2011	9,543	9,543	(2)(21)(26)
		First lien senior secured loan ($70,691 par due 2/2019)	6.00% (Libor + 5.00%/Q)	4/15/2011	70,691	70,691	(2)(21)(26)
		First lien senior secured loan ($3,957 par due 2/2019)	7.25% (Base Rate + 4.00%/Q)	4/15/2011	3,950	3,957	(3)(21)(26)
		First lien senior secured loan ($29,309 par due 2/2019)	6.00% (Libor + 5.00%/Q)	4/15/2011	29,261	29,309	(3)(21)(26)
		Common units (5,345 units)		4/15/2011	5,764	9,973	(2)
					119,209	123,473

As of September 30, 2014

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Netsmart Technologies, Inc. and NS Holdings, Inc.	Healthcare technology provider	First lien senior secured loan ($2,778 par due 12/2017)	8.75% (Libor + 7.50%/Q)	12/18/2012	2,778	2,778	(2)(17)(26)
		First lien senior secured loan ($35,144 par due 12/2017)	8.75% (Libor + 7.50%/Q)	12/18/2012	35,144	35,144	(2)(17)(26)
		Common stock (2,500,000 shares)		6/21/2010	2,500	4,780	(2)
					40,422	42,702
New Trident Holdcorp, Inc.	Outsourced mobile diagnostic healthcare service provider	Second lien senior secured loan ($80,000 par due 7/2020)	10.25% (Libor + 9.00%/Q)	8/6/2013	78,607	78,400	(2)(26)
Nodality, Inc.	Biotechnology company	First lien senior secured loan ($8,000 par due 2/2018)	8.90%	4/25/2014	7,750	8,000	(2)
		First lien senior secured loan ($3,000 par due 8/2018)	8.90%	4/25/2014	2,895	3,000	(2)
		Warrant to purchase up to 164,179 shares of Series B preferred stock		4/25/2014	—	41	(2)
					10,645	11,041
OmniSYS Acquisition Corporation, OmniSYS, LLC, and OSYS Holdings, LLC	Provider of technology-enabled solutions to pharmacies	First lien senior secured loan ($20,606 par due 11/2018)	8.50% (Libor + 7.50%/Q)	11/21/2013	20,606	20,606	(2)(26)
		Limited liability company membership interest (1.57%)		11/21/2013	1,000	1,112	(2)
					21,606	21,718
PerfectServe, Inc.	Communications software platform provider for hospitals and physician practices	First lien senior secured loan ($2,500 par due 10/2017)	10.00%	12/26/2013	2,477	2,500	(2)
		First lien senior secured loan ($3,500 par due 4/2017)	10.00%	12/26/2013	3,472	3,500	(2)
		Warrants to purchase up to 34,113 units of Series C Preferred Stock		12/26/2013	—	75	(2)
					5,949	6,075
PGA Holdings, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Preferred stock (333 shares)		3/12/2008	125	18	(2)
		Common stock (16,667 shares)		3/12/2008	167	922	(2)
					292	940
Physiotherapy Associates Holdings, Inc.	Physical therapy provider	Class A common stock (100,000 shares)		12/13/2013	3,090	2,240
POS I Corp. (fka Vantage Oncology, Inc.)	Radiation oncology care provider	Common stock (62,157 shares)		2/3/2011	4,670	548	(2)
Reed Group Holdings, LLC	Medical disability management services provider	Equity interests		4/1/2010	—	—	(2)
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	First lien senior secured loan ($2,000 par due 7/2015)	11.00%	6/28/2012	1,997	2,000	(2)
		Warrants to purchase up to 99,094 shares of Series C preferred stock		6/28/2012	38	29	(2)
					2,035	2,029
Sage Products Holdings III, LLC	Patient infection control and preventive care solutions provider	Second lien senior secured loan ($75,000 par due 6/2020)	9.25% (Libor + 8.00%/Q)	12/13/2012	75,000	75,000	(2)(26)
Sarnova HC, LLC, Tri-Anim Health Services, Inc., and BEMS Holdings, LLC	Distributor of emergency medical service and respiratory products	Second lien senior secured loan ($60,000 par due 9/2018)	8.75% (Libor + 8.00%/M)	6/30/2014	60,000	60,000	(2)(26)
SurgiQuest, Inc.	Medical device company	Warrants to purchase up to 54,672 shares of Series D-4 convertible preferred stock		9/28/2012	—	—	(2)
U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	First lien senior secured loan ($49,850 par due 12/2019)	6.00% (Libor + 5.00%/Q)	6/26/2014	49,850	49,850	(2)(26)
		Second lien senior secured loan ($50,000 par due 9/2020)	9.00% (Libor + 8.00%/Q)	9/24/2014	50,000	50,000	(2)(26)
					99,850	99,850

As of September 30, 2014

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Wrigley Purchaser, LLC and Wrigley Management, LLC	Provider of outpatient rehabilitation services	First lien senior secured loan ($7,100 par due 5/2020)	6.13% (Libor + 5.38%/Q)	5/19/2014	7,100	7,100	(2)(26)
Young Innovations, Inc.	Dental supplies and equipment manufacturer	Second lien senior secured loan ($45,000 par due 7/2019)	9.00% (Libor + 8.00%/Q)	5/30/2014	45,000	45,000	(2)(26)
					1,207,509	1,217,383		23.19%
Services-Other
American Residential Services L.L.C.	Heating, ventilation and air conditioning services provider	First lien senior secured loan ($17,456 par due 6/2021)	5.50% (Libor + 4.50%/Q)	6/30/2014	17,372	17,456	(2)(26)
		Second lien senior secured loan ($50,000 par due 12/2021)	9.00% (Libor + 8.00%/Q)	6/30/2014	49,517	50,000	(2)(26)
					66,889	67,456
Capital Investments and Ventures Corp.	SCUBA diver training and certification provider	First lien senior secured loan ($66,035 par due 8/2020)	6.75% (Libor + 5.75%/Q)	8/9/2012	65,686	66,035	(2)(26)
		First lien senior secured loan ($23,060 par due 8/2020)	6.75% (Libor + 5.75%/Q)	8/9/2012	23,060	23,060	(3)(26)
		First lien senior secured loan ($8,203 par due 8/2020)	6.75% (Libor + 5.75%/Q)	8/9/2012	8,203	8,203	(4)(26)
					96,949	97,298
Community Education Centers, Inc.	Offender re-entry and in-prison treatment services provider	First lien senior secured loan ($714 par due 12/2014)	7.50% (Base Rate + 4.25%/M)	12/10/2010	714	714	(2)(18)(26)
		First lien senior secured loan ($13,571 par due 12/2014)	6.25% (Libor + 5.25%/Q)	12/10/2010	13,571	13,571	(2)(18)(26)
		Second lien senior secured loan ($47,767 par due 12/2015)		12/10/2010	47,169	42,233	(2)(25)
		Warrants to purchase up to 654,618 shares		12/10/2010	—	—	(2)
					61,454	56,518
Competitor Group, Inc. and Calera XVI, LLC	Endurance sports media and event operator	First lien senior secured revolving loan ($2,850 par due 11/2018)	10.00% (Base Rate + 6.75%/Q)	11/30/2012	2,850	2,565	(2)(26)
		First lien senior secured revolving loan ($900 par due 11/2018)	9.00% (Libor + 7.75%/Q)	11/30/2012	900	810	(2)(26)
		First lien senior secured loan ($24,380 par due 11/2018)	10.00% (Libor + 7.75% Cash, 1.00% PIK /Q)	11/30/2012	24,380	21,942	(2)(26)
		First lien senior secured loan ($29,853 par due 11/2018)	10.00% (Libor + 7.75% Cash, 1.00% PIK /Q)	11/30/2012	29,853	26,868	(3)(26)
		Membership units (2,500,000 units)		11/30/2012	2,516	338	(2)(9)
					60,499	52,523
Crown Health Care Laundry Services, Inc. and Crown Laundry Holdings, LLC (6)	Provider of outsourced linen management solutions to the healthcare industry	First lien senior secured revolving loan ($1,300 par due 3/2019)	8.25% (Libor + 7.00%/Q)	3/13/2014	1,300	1,300	(2)(26)(29)
		First lien senior secured loan ($24,377 par due 3/2019)	8.25% (Libor + 7.00%/Q)	3/13/2014	24,377	24,377	(2)(26)
		Class A preferred units (2,475,000 units)		3/13/2014	2,475	2,317	(2)
		Class B common units (275,000 units)		3/13/2014	275	257	(2)
					28,427	28,251
Dwyer Acquisition Parent, Inc. and TDG Group Holding Company	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($52,670 par due 2/2020)	11.00%	8/15/2014	52,670	52,670	(2)
		Common stock (30,000 shares)		8/15/2014	3,000	3,000	(2)
					55,670	55,670
Fox Hill Holdings, Inc.	Third party claims administrator on behalf of insurance carriers	First lien senior secured loan ($20,622 par due 6/2018)	8.00% (Base Rate + 4.75%/Q)	10/31/2013	20,622	20,622	(2)(26)
		First lien senior secured loan ($64,719 par due 6/2018)	6.75% (Libor + 5.75%/Q)	10/31/2013	64,719	64,719	(2)(26)
					85,341	85,341

As of September 30, 2014

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
ISS #2, LLC	Provider of repairs, refurbishments and services to the broader industrial end user markets	First lien senior secured loan ($19,900 par due 6/2018)	7.75% (Base Rate + 4.50%/M)	6/5/2013	19,900	19,900	(2)(26)
		First lien senior secured loan ($33,200 par due 6/2018)	6.50% (Libor + 5.50%/Q)	6/5/2013	33,200	33,200	(2)(26)
		First lien senior secured loan ($4,913 par due 6/2018)	6.50% (Libor + 5.50%/Q)	6/5/2013	4,913	4,913	(2)(26)
		First lien senior secured loan ($44,437 par due 6/2018)	6.50% (Libor + 5.50%/Q)	6/5/2013	44,437	44,437	(3)(26)
					102,450	102,450
Massage Envy, LLC	Franchisor in the massage industry	First lien senior secured loan ($28,245 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	28,245	28,245	(2)(26)
		First lien senior secured loan ($47,716 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	47,716	47,716	(3)(26)
		Common stock (3,000,000 shares)		9/27/2012	3,000	3,944	(2)
					78,961	79,905
McKenzie Sports Products, LLC	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured loan ($7,500 par due 9/2020)	4.75% (Libor + 3.75%/Q)	9/18/2014	7,500	7,500	(2)(26)
		First lien senior secured loan ($88,500 par due 9/2020)	6.75% (Libor + 5.75%/Q)	9/18/2014	88,500	88,500	(2)(23)(26)
					96,000	96,000
Spin HoldCo Inc.	Laundry service and equipment provider	Second lien senior secured loan ($140,000 par due 5/2020)	8.00% (Libor + 7.00%/M)	5/14/2013	140,000	140,000	(2)(26)
Wash Multifamily Laundry Systems, LLC	Laundry service and equipment provider	Second lien senior secured loan ($78,000 par due 2/2020)	7.75% (Libor + 6.75%/Q)	6/26/2012	78,000	78,000	(2)(26)
					950,640	939,412		17.89%
Energy
Alphabet Energy, Inc.	Technology developer to convert waste-heat into electricity	First lien senior secured loan ($2,000 par due 7/2017)	9.50%	2/26/2014	1,926	2,000	(2)
		First lien senior secured loan ($3,000 par due 7/2017)	9.62%	12/26/2013	2,774	3,000	(2)
		Series B preferred stock (74,449 shares)		2/26/2014	250	250	(2)
		Warrant to purchase up to 59,524 units of Series B preferred stock		12/16/2013	146	126	(2)
					5,096	5,376
Bicent (California) Holdings LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($49,812 par due 2/2021)	8.25% (Libor + 7.25%/Q)	2/6/2014	49,812	49,812	(2)(26)
Brush Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($1,030 par due 8/2020)	7.50% (Base Rate + 4.25%/Q)	8/1/2013	1,030	1,030	(2)(26)
		First lien senior secured loan ($87,084 par due 8/2020)	6.25% (Libor + 5.25%/Q)	8/1/2013	87,084	87,084	(2)(26)
					88,114	88,114
Centinela Funding, LLC	Solar power generation facility developer and operator	Senior subordinated loan ($55,542 par due 11/2020)	10.00% (Libor + 8.75%/Q)	11/14/2012	55,542	55,542	(2)(26)
CPV Maryland Holding Company II, LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($42,305 par due 12/2020)	10.00%	8/8/2014	42,305	42,102	(2)
		Warrant to purchase up to 4 units of common stock		8/8/2014	—	200	(2)
					42,305	42,302
DESRI Wind Development Acquisition Holdings, L.L.C (6)	Wind and solar power generation facility operator	Senior subordinated loan ($14,750 par due 8/2021)	9.25%	8/26/2014	14,750	14,750	(2)
		Membership interest (7.50% interest)		8/26/2014	806	806	(2)
					15,556	15,556
Freeport LNG Expansion, L.P.	Liquefied natural gas producer	First lien senior secured loan ($19,468 par due 11/2014)	8.65% (Libor + 8.50%/Q)	6/27/2014	19,199	19,468	(2)

As of September 30, 2014

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Joule Unlimited Technologies, Inc. and Stichting Joule Global Foundation	Renewable fuel and chemical production developer	First lien senior secured loan ($6,591 par due 2/2017)	10.00%	7/25/2013	6,546	6,591	(2)
		Warrant to purchase up to 32,051 shares of Series C-2 preferred stock		7/25/2013	—	39	(2)(8)
					6,546	6,630
La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Second lien senior secured loan ($10,000 par due 2/2020)	9.25% (Libor + 8.25%/Q)	2/20/2014	9,635	9,750	(2)(26)
Moxie Liberty LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($100,000 par due 8/2020)	7.50% (Libor + 6.50%/Q)	8/21/2013	98,890	100,000	(2)(26)
Panda Sherman Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($32,429 par due 9/2018)	9.00% (Libor + 7.50%/Q)	9/14/2012	32,429	32,429	(2)(26)
Panda Temple Power II, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($20,000 par due 4/2019)	7.25% (Libor + 6.00%/Q)	4/3/2013	19,843	20,000	(2)(26)
Panda Temple Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($60,000 par due 7/2018)	11.50% (Libor + 10.00%/Q)	7/17/2012	58,628	60,000	(2)(26)
Petroflow Energy Corporation	Oil and gas exploration and production company	First lien senior secured loan ($50,757 par due 7/2020)	12.00% (Libor + 8.00% Cash, 3.00% PIK /Q)	7/31/2014	49,775	50,757	(2)(26)
Sunrun Solar Owner Holdco X, LLC	Residential solar energy provider	First lien senior secured loan ($58,966 par due 6/2019)	9.50% (Libor + 8.25%/Q)	6/7/2013	58,966	58,966	(2)(26)
Sunrun Solar Owner Holdco XIII, LLC	Residential solar energy provider	First lien senior secured loan ($32,846 par due 12/2019)	9.50% (Libor + 8.25%/Q)	11/27/2013	32,648	32,846	(2)(26)
					642,984	647,548		12.33%
Business Services
2329497 Ontario Inc. (8)	Outsourced data center infrastructure and related services provider	Second lien senior secured loan ($45,000 par due 6/2019)	10.50% (Libor + 9.25%/M)	12/13/2013	43,380	40,562	(2)(26)
Access CIG, LLC	Records and information management services provider	First lien senior secured loan ($985 par due 10/2017)	8.00% (Base Rate + 4.75%/M)	10/5/2012	985	985	(2)(26)
BlackArrow, Inc.	Advertising and data solutions software platform provider	First lien senior secured loan ($8,000 par due 9/2017)	9.25%	3/13/2014	7,761	8,000	(2)
		Warrant to purchase up to 517,386 units of Series C preferred stock		3/13/2014	—	76	(2)
					7,761	8,076
CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	First lien senior secured loan ($4,000 par due 5/2018)	10.00%	7/23/2014	3,971	4,000	(2)
		Warrant to purchase up to 2,350,636 shares of Series 1 preferred stock		7/23/2014	—	—	(2)
					3,971	4,000
Cast & Crew Payroll, LLC and Centerstage Co-Investors, L.L.C. (6)	Payroll and accounting services provider to the entertainment industry	First lien senior secured loan ($12,107 par due 12/2017)	5.75% (Libor + 4.75%/M)	12/24/2012	12,107	12,107	(2)(16)(26)
		First lien senior secured loan ($41,813 par due 12/2017)	5.75% (Libor + 4.75%/M)	12/24/2012	41,813	41,813	(3)(16)(26)
		Class A membership units (2,500,000 units)		12/24/2012	2,500	5,743	(2)
		Class B membership units (2,500,000 units)		12/24/2012	2,500	5,743	(2)
					58,920	65,406
CIBT Investment Holdings, LLC	Expedited travel document processing services	Class A shares (2,500 shares)		12/15/2011	2,500	3,893	(2)
Command Alkon, Incorporated and CA Note Issuer, LLC	Software solutions provider to the ready-mix concrete industry	Second lien senior secured loan ($48,000 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	48,000	48,000	(2)(26)
		Senior subordinated loan ($17,000 par due 8/2021)	14.00% PIK	8/8/2014	17,000	17,000	(2)
					65,000	65,000
Coverall North America, Inc.	Commercial janitorial services provider	Letter of credit facility		1/17/2013	—	—	(30)

As of September 30, 2014

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
DTI Holdco, Inc. and OPE DTI Holdings, Inc.	Provider of legal process outsourcing and managed services	First lien senior secured loan ($1,000 par due 8/2020)	5.75% (Libor + 4.75%/Q)	8/19/2014	1,000	1,000	(2)(26)
		Class A common stock (7,500 shares)		8/19/2014	7,500	7,500	(2)
		Class B common stock (7,500 shares)		8/19/2014	—	—	(2)
					8,500	8,500
First Insight, Inc.	SaaS company providing merchandising and pricing solutions to companies worldwide	First lien senior secured loan ($3,500 par due 4/2017)	9.50%	3/20/2014	3,412	3,500	(2)
		Warrants to purchase up to 122,827 units of Series C preferred stock		3/20/2014	—	6	(2)
					3,412	3,506
GHS Interactive Security, LLC and LG Security Holdings, LLC	Originates residential security alarm contracts	First lien senior secured loan ($7,058 par due 5/2018)	7.50% (Libor + 6.00%/S)	12/13/2013	7,109	7,058	(26)
		Class A membership units (1,560,000 units)		12/13/2013	1,607	1,404
					8,716	8,462
HCPro, Inc. and HCP Acquisition Holdings, LLC (7)	Healthcare compliance advisory services	Senior subordinated loan ($9,297 par due 5/2015)		3/5/2013	2,691	—	(2)(25)
		Class A units (14,293,110 units)		6/26/2008	12,793	—	(2)
					15,484	—
IfByPhone Inc.	Voice-based marketing automation software provider	Warrant to purchase up to 124,300 shares of Series C preferred stock		10/15/2012	88	82	(2)
Investor Group Services, LLC (6)	Business consulting for private equity and corporate clients	Limited liability company membership interest (8.50% interest)		6/22/2006	—	601
IronPlanet, Inc.	Online auction platform provider for used heavy equipment	First lien senior secured revolving loan ($5,000 par due 9/2015)	8.00%	9/24/2013	5,000	5,000	(2)(29)
		First lien senior secured loan ($7,153 par due 7/2017)	9.25%	9/24/2013	6,886	7,153	(2)
		Warrant to purchase to up to 133,333 shares of Series C preferred stock		9/24/2013	214	249	(2)
					12,100	12,402
Itel Laboratories, Inc.	Data services provider for building materials to the property insurance industry	Preferred units (1,798,391 units)		6/29/2012	1,000	1,293	(2)
Keynote Systems, Inc. and Hawaii Ultimate Parent Corp., Inc.	Web and mobile cloud performance testing and monitoring services provider	First lien senior secured loan ($182,345 par due 2/2020)	9.50% (Libor + 8.50%/Q)	8/22/2013	182,345	182,345	(2)(26)
		Class A common stock (2,970 shares)		8/22/2013	2,970	4,496	(2)
		Class B common stock (1,956,522 shares)		8/22/2013	30	45	(2)
					185,345	186,886
Market Track Holdings, LLC	Business media consulting services company	Preferred stock (1,500 shares)		12/13/2013	1,982	2,191
		Common stock (15,000 shares)		12/13/2013	1,982	2,191
					3,964	4,382
Maximus Holdings, LLC	Provider of software simulation tools and related services	Warrants to purchase up to 1,050,013 shares of common stock		12/13/2013	—	643
Multi-Ad Services, Inc. (6)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	788	2,185
		Common units (1,725,280 units)		4/1/2010	—	—
					788	2,185
MVL Group, Inc. (7)	Marketing research provider	Senior subordinated loan ($226 par due 7/2012)		4/1/2010	226	226	(2)(25)
		Common stock (560,716 shares)		4/1/2010	—	—	(2)

As of September 30, 2014

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					226	226
NComputing, Inc.	Desktop virtualization hardware and software technology service provider	Warrant to purchase up to 462,726 shares of Series C preferred stock		3/20/2013	—	23	(2)
OpenSky Project, Inc.	Social commerce platform operator	First lien senior secured loan ($3,000 par due 9/2017)	10.00%	6/4/2014	2,957	3,000	(2)
		Warrant to purchase up to 46,996 shares of Series D preferred stock		6/4/2014	48	48	(2)
					3,005	3,048
PHL Investors, Inc., and PHL Holding Co. (7)	Mortgage services	Class A common stock (576 shares)		7/31/2012	3,768	—	(2)
Powersport Auctioneer Holdings, LLC	Powersport vehicle auction operator	Common units (1,972 units)		3/2/2012	1,000	1,102	(2)
PSSI Holdings, LLC	Provider of mission-critical outsourced cleaning and sanitation services to the food processing industry	First lien senior secured loan ($946 par due 6/2018)	6.00% (Libor + 5.00%/S)	8/7/2013	946	946	(2)(26)
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	179	(2)
Rainstor, Inc.	Database solution provider designed to manage Big Data for large enterprises	First lien senior secured loan ($1,900 par due 4/2016)	11.25%	3/28/2013	1,869	1,662	(2)
		Warrant to purchase up to 142,210 shares of Series C preferred stock		3/28/2013	88	—	(2)
					1,957	1,662
Rocket Fuel Inc.	Provider of open and integrated software for digital marketing optimization	Common stock (79,396 units)		9/9/2014	278	1,165	(2)
Ship Investor & Cy S.C.A. (8)	Payment processing company	Common stock (936,693 shares)		12/13/2013	1,729	3,032
Summit Business Media Parent Holding Company LLC	Business media consulting services	Limited liability company membership interest (45.98% interest)		5/20/2011	—	697	(2)
Tripwire, Inc.	IT security software provider	First lien senior secured loan ($84,738 par due 5/2018)	7.00% (Libor + 5.75%/Q)	5/23/2011	84,738	84,738	(2)(26)
		First lien senior secured loan ($49,750 par due 5/2018)	7.00% (Libor + 5.75%/Q)	5/23/2011	49,750	49,750	(3)(26)
		First lien senior secured loan ($9,950 par due 5/2018)	7.00% (Libor + 5.75%/Q)	5/23/2011	9,950	9,950	(4)(26)
		Class A common stock (2,970 shares)		5/23/2011	2,970	9,740	(2)
		Class B common stock (2,655,638 shares)		5/23/2011	30	98	(2)
					147,438	154,276
Velocity Holdings Corp.	Hosted enterprise resource planning application management services provider	Common units (1,713,546 units)		12/13/2013	4,503	3,445
Venturehouse-Cibernet Investors, LLC	Financial settlement services for intercarrier wireless roaming	Equity interest		4/1/2010	—	—	(2)
VSS-Tranzact Holdings, LLC (6)	Management consulting services	Common membership interest (5.98% interest)		10/26/2007	10,204	15,261
					597,218	601,926		11.47%
Education
American Academy Holdings, LLC	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	First lien senior secured loan ($23,425 par due 6/2019)	7.00% (Libor + 6.00%/Q)	6/27/2014	23,425	23,425	(2)(13)(26)
		First lien senior secured loan ($14,615 par due 6/2019)	4.00% (Libor + 3.00%/Q)	6/27/2014	14,615	14,615	(2)(26)
		First lien senior secured loan ($52,039 par due 6/2019)	4.00% (Libor + 3.00%/Q)	6/27/2014	52,039	52,039	(3)(26)
		First lien senior secured loan ($4,280 par due 6/2019)	7.00% (Libor + 6.00%/Q)	6/27/2014	4,280	4,280	(4)(13)(26)

As of September 30, 2014

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					94,359	94,359
Campus Management Corp. and Campus Management Acquisition Corp. (6)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10,520	9,290
ELC Acquisition Corp., ELC Holdings Corporation, and Excelligence Learning Corporation (6)	Developer, manufacturer and retailer of educational products	Preferred stock (99,492 shares)	12.00% PIK	8/1/2011	11,358	11,358
		Common stock (50,800 shares)		8/1/2011	—	177
					11,358	11,535
Infilaw Holding, LLC	Operator of for-profit law schools	First lien senior secured revolving loan		8/25/2011	—	—	(2)(28)
		First lien senior secured loan ($14,148 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	14,148	14,148	(3)(26)
		Series A preferred units (124,890 units)	9.50% (Libor + 8.50%/Q)	8/25/2011	124,890	124,890	(2)(26)
		Series B preferred stock (3.91 units)		10/19/2012	9,245	12,366	(2)
					148,283	151,404
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	First lien senior secured loan ($57,620 par due 12/2016)		4/24/2013	53,340	46,144	(2)(25)
		Series B preferred stock (1,750,000 shares)		8/5/2010	5,000	—	(2)
		Series C preferred stock (2,512,586 shares)		6/7/2010	689	—	(2)
		Common stock (20 shares)		6/7/2010	—	—	(2)
					59,029	46,144
Lakeland Tours, LLC	Educational travel provider	First lien senior secured revolving loan ($18,000 par due 1/2017)	5.25% (Libor + 4.25%/Q)	10/4/2011	18,000	18,000	(2)(26)(29)
		First lien senior secured loan ($1,522 par due 1/2017)	5.25% (Libor + 4.25%/Q)	10/4/2011	1,521	1,522	(2)(26)
		First lien senior secured loan ($82,989 par due 1/2017)	8.50% (Libor + 7.50%/Q)	10/4/2011	82,940	82,989	(2)(15)(26)
		First lien senior secured loan ($7,292 par due 1/2017)	5.25% (Libor + 4.25%/Q)	10/4/2011	7,280	7,292	(3)(26)
		First lien senior secured loan ($40,362 par due 1/2017)	8.50% (Libor + 7.50%/Q)	10/4/2011	40,297	40,362	(3)(15)(26)
		Common stock (5,000 shares)		10/4/2011	5,000	5,341	(2)
					155,038	155,506
PIH Corporation	Franchisor of education-based early childhood centers	First lien senior secured revolving loan ($621 par due 6/2016)	7.25% (Libor + 6.25%/M)	12/13/2013	621	621	(26)
		First lien senior secured loan ($36,794 par due 6/2016)	7.25% (Libor + 6.25%/M)	12/13/2013	37,543	36,794	(26)
					38,164	37,415
R3 Education, Inc. and EIC Acquisitions Corp.	Medical school operator	Preferred stock (8,800 shares)		7/30/2008	2,200	3,000
		Common membership interest (26.27% interest)		9/21/2007	15,800	24,277
		Warrants to purchase up to 27,890 shares		12/8/2009	—	—
					18,000	27,277
Regent Education, Inc.	Provider of software solutions designed to optimize the financial aid and enrollment processes	First lien senior secured loan ($3,000 par due 1/2018)	10.00%	7/1/2014	2,929	2,910
		Warrant to purchase up to 987,771 shares of Series CC preferred stock		7/1/2014	—	79
					2,929	2,989
RuffaloCODY, LLC	Provider of student fundraising and enrollment management services	First lien senior secured revolving loan ($346 par due 5/2019)	5.57% (Libor + 4.32%/Q)	5/29/2013	346	346	(2)(26)
		First lien senior secured loan ($2,040 par due 5/2019)	5.57% (Libor + 4.32%/Q)	5/29/2013	2,040	2,040	(2)(26)

As of September 30, 2014

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($29,550 par due 5/2019)	5.57% (Libor + 4.32%/Q)	5/29/2013	29,550	29,550	(2)(26)
		First lien senior secured loan ($3,710 par due 5/2019)	5.57% (Libor + 4.32%/Q)	5/29/2013	3,710	3,710	(4)(26)
		First lien senior secured loan ($8,028 par due 5/2019)	5.57% (Libor + 4.32%/Q)	5/29/2013	8,028	8,028	(4)(26)
					43,674	43,674
					581,354	579,593		11.04%
Consumer Products- Non-durable
Feradyne Outdoors, LLC and Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	First lien senior secured loan ($50,100 par due 3/2019)	6.55% (Libor + 5.55%/Q)	4/24/2014	50,100	49,660	(2)(22)(26)
		First lien senior secured loan ($7,001 par due 3/2019)	4.00% (Libor + 3.00%/Q)	4/24/2014	7,001	6,940	(2)(26)
		Common units (300 units)		4/24/2014	3,000	2,277	(2)
					60,101	58,877
Gilchrist & Soames, Inc.	Personal care manufacturer	First lien senior secured revolving loan ($8,150 par due 12/2014)	6.25% (Libor + 5.00%/M)	4/1/2010	8,150	8,150	(2)(26)
		First lien senior secured revolving loan ($550 par due 12/2014)	6.25% (Libor + 5.00%/M)	4/1/2010	550	550	(2)(26)
		First lien senior secured loan ($22,851 par due 12/2014)	13.44% Cash, 2.00% PIK	4/1/2010	22,851	22,622	(2)
					31,551	31,322
Implus Footcare, LLC	Provider of footwear and other accessories	Preferred stock (455 shares)	6.00% PIK	10/31/2011	4,669	4,669	(2)
		Common stock (455 shares)		10/31/2011	—	1,088	(2)
					4,669	5,757
Indra Holdings Corp.	Designer, marketer, and distributor of rain and cold weather products	Second lien senior secured loan ($80,000 par due 11/2021)	8.50% (Libor + 7.50%/Q)	5/1/2014	78,770	80,000	(2)(26)
Matrixx Initiatives, Inc. and Wonder Holdings Acquisition Corp.	Developer and marketer of OTC healthcare products	Warrants to purchase up to 1,489 shares of preferred stock		7/27/2011	—	1,214	(2)
		Warrants to purchase up to 1,654,678 shares of common stock		7/27/2011	—	3	(2)
					—	1,217
Oak Parent, Inc.	Manufacturer of athletic apparel	First lien senior secured loan ($30,862 par due 4/2018)	7.50% (Libor + 7.00%/Q)	4/2/2012	30,770	30,862	(3)(26)
		First lien senior secured loan ($81 par due 4/2018)	9.25% (Base Rate + 6.00%/Q)	4/2/2012	81	81	(3)(26)
		First lien senior secured loan ($8,722 par due 4/2018)	7.50% (Libor + 7.00%/Q)	4/2/2012	8,696	8,722	(4)(26)
		First lien senior secured loan ($23 par due 4/2018)	9.25% (Base Rate + 6.00%/Q)	4/2/2012	23	23	(4)(26)
					39,570	39,688
PG-ACP Co-Invest, LLC	Supplier of medical uniforms, specialized medical footwear and accessories	Class A membership units (1,000,0000 units)		8/29/2012	1,000	2,059	(2)
Shock Doctor, Inc. and BRP Hold 14, LLC	Developer, marketer and distributor of sports protection equipment and accessories	First lien senior secured revolving loan ($315 par due 3/2020)	10.00% (Base Rate + 6.75%/Q)	3/14/2014	315	315	(2)(26)
		First lien senior secured loan ($32,627 par due 3/2020)	8.75% (Libor + 7.75%/Q)	3/14/2014	32,627	32,627	(2)(26)
		First lien senior secured loan ($53,865 par due 3/2020)	8.75% (Libor + 7.75%/Q)	3/14/2014	53,865	53,865	(3)(26)
		Class A preferred units (50,000 units)		3/14/2014	5,000	5,123	(2)
					91,807	91,930
The Step2 Company, LLC (7)	Toy manufacturer	Second lien senior secured loan ($26,896 par due 9/2019)	10.00%	4/1/2010	26,706	26,896	(2)
		Second lien senior secured loan ($35,833 par due 9/2019)		4/1/2010	30,802	7,665	(2)(25)

As of September 30, 2014

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Second lien senior secured loan ($4,500 par due 9/2019)	10.00%	3/13/2014	4,500	4,500	(2)
		Common units (1,116,879 units)		4/1/2010	24	—
		Warrants to purchase up to 3,157,895 units		4/1/2010	—	—
					62,032	39,061
The Thymes, LLC (7)	Cosmetic products manufacturer	Preferred units (6,283 units)		6/21/2007	4,014	3,590
		Common units (5,400 units)		6/21/2007	—	9,446
					4,014	13,036
Woodstream Corporation	Pet products manufacturer	First lien senior secured loan ($4,817 par due 8/2016)	6.00% (Libor + 5.00%/Q)	4/18/2012	4,817	4,817	(4)(26)
		First lien senior secured loan ($12 par due 8/2016)	7.00% (Base Rate + 3.75%/Q)	4/18/2012	12	12	(4)(26)
		Senior subordinated loan ($80,000 par due 2/2017)	11.50% (11.50%/Q)	4/18/2012	77,964	80,000	(2)
		Common stock (4,254 shares)		1/22/2010	1,222	2,336	(2)
					84,015	87,165
					457,529	450,112		8.57%
Financial Services
AllBridge Financial, LLC (7)	Asset management services	Equity interests		4/1/2010	1,140	5,839
Callidus Capital Corporation (7)	Asset management services	Common stock (100 shares)		4/1/2010	3,000	1,727
Ciena Capital LLC (7)	Real estate and small business loan servicer	First lien senior secured revolving loan ($14,000 par due 12/2014)	6.00%	11/29/2010	14,000	14,000	(2)
		First lien senior secured loan ($22,000 par due 12/2016)	12.00%	11/29/2010	22,000	22,000	(2)
		Equity interests		11/29/2010	53,375	20,343	(2)
					89,375	56,343
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28,000 par due 5/2018)	12.75%	5/10/2012	28,000	28,000	(2)
Cook Inlet Alternative Risk, LLC	Risk management services	Senior subordinated loan ($1,000 par due 9/2015)	9.00%	9/30/2011	1,000	1,000	(2)
Gordian Acquisition Corp.	Financial services firm	Common stock (526 shares)		11/30/2012	—	—	(2)
Imperial Capital Group LLC	Investment services	Class A common units (23,130 units)		5/10/2007	11,248	15,781	(2)
		2006 Class B common units (7,578 units)		5/10/2007	2	4	(2)
		2007 Class B common units (945 units)		5/10/2007	—	—	(2)
					11,250	15,785
Ivy Hill Asset Management, L.P. (7)(9)	Asset management services	Member interest (100.00% interest)		6/15/2009	170,961	258,883
Javlin Three LLC, Javlin Four LLC, and Javlin Five LLC (9)	Asset-backed financial services company	First lien senior secured revolving loan ($40,800 par due 6/2017)	8.41% (Libor + 8.25%/M)	6/24/2014	40,800	40,800	(2)
					345,526	408,377		7.78%
Manufacturing
Cambrios Technologies Corporation	Nanotechnology-based solutions for electronic devices and computers	First lien senior secured loan ($1,667 par due 8/2015)	12.00%	8/7/2012	1,667	1,667	(2)
		Warrants to purchase up to 400,000 shares of Series D-4 convertible preferred stock		8/7/2012	—	13	(2)
					1,667	1,680
Component Hardware Group, Inc.	Commercial equipment	First lien senior secured loan ($8,164 par due 7/2019)	5.25% (Libor + 4.25%/Q)	7/1/2013	8,164	8,164	(4)(26)
Harvey Tool Company, LLC and Harvey Tool Holding, LLC	Cutting tool provider to the metalworking industry	First lien senior secured loan ($24,875 par due 3/2020)	5.75% (Libor + 4.75%/Q)	3/28/2014	24,875	24,875	(2)(26)
		First lien senior secured loan ($62 par due 3/2020)	7.00% (Base Rate + 3.75%/Q)	3/28/2014	62	62	(2)(26)
		Class A membership units (750 units)		3/28/2014	750	905	(2)

As of September 30, 2014

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					25,687	25,842
Ioxus, Inc.	Energy storage devices	First lien senior secured loan ($10,000 par due 11/2017)	9.00%	4/29/2014	9,645	10,000	(2)
		Warrant to purchase up to 538,314 shares of Series C preferred stock		4/29/2014	—	—	(2)
					9,645	10,000
Mac Lean-Fogg Company	Provider of intelligent transportation systems products in the traffic and rail industries	Senior subordinated loan ($101,380 par due 10/2023)	9.50% Cash, 1.50% PIK	10/31/2013	101,380	101,380	(2)
MWI Holdings, Inc.	Engineered springs, fasteners, and other precision components	First lien senior secured loan ($38,274 par due 3/2019)	9.38% (Libor + 8.13%/Q)	6/15/2011	38,274	38,274	(2)(26)
		First lien senior secured loan ($10,000 par due 3/2019)	9.38% (Libor + 8.13%/Q)	6/15/2011	10,000	10,000	(4)(26)
					48,274	48,274
NetShape Technologies, Inc.	Metal precision engineered components	First lien senior secured revolving loan ($972 par due 12/2014)	7.50% (Libor + 6.50%/Q)	4/1/2010	972	972	(2)(26)
Niagara Fiber Intermediate Corp.	Insoluble fiber filler products	First lien senior secured revolving loan ($933 par due 5/2018)	7.75% (Base Rate + 4.50%/M)	5/8/2014	916	933	(2)(26)
		First lien senior secured loan ($15,541 par due 5/2018)	6.75% (Libor + 5.50%/M)	5/8/2014	15,400	15,541	(2)(26)
					16,316	16,474
Pelican Products, Inc.	Flashlights	Second lien senior secured loan ($40,000 par due 4/2021)	9.25% (Libor + 8.25%/Q)	4/11/2014	39,945	40,000	(2)(26)
Protective Industries, Inc. dba Caplugs	Plastic protection products	First lien senior secured loan ($990 par due 10/2019)	6.25% (Libor + 5.25%/M)	11/30/2012	990	990	(2)(26)
		Preferred stock (2,379,361 shares)		5/23/2011	1,298	6,469	(2)
					2,288	7,459
Saw Mill PCG Partners LLC	Metal precision engineered components manufacturer	Common units (1,000 units)		1/30/2007	1,000	—	(2)
SI Holdings, Inc.	Elastomeric parts, mid-sized composite structures, and composite tooling	Common stock (1,500 shares)		5/30/2014	1,500	1,726	(2)
TPTM Merger Corp.	Time temperature indicator products	First lien senior secured loan ($15,790 par due 9/2018)	6.25% (Libor + 5.25%/Q)	9/12/2013	15,790	15,790	(2)(26)
		First lien senior secured loan ($9,950 par due 9/2018)	6.25% (Libor + 5.25%/Q)	9/12/2013	9,950	9,950	(4)(26)
					25,740	25,740
					282,578	287,711		5.48%
Restaurants and Food Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	Restaurant owner and operator	First lien senior secured loan ($28,581 par due 12/2018)	9.25% (Libor + 8.25%/Q)	11/27/2006	28,581	27,724	(2)(20)(26)
		First lien senior secured loan ($10,919 par due 12/2018)	9.25% (Libor + 8.25%/Q)	11/27/2006	10,922	10,591	(3)(20)(26)
		Promissory note ($18,225 par due 12/2018)		11/27/2006	13,770	7,462	(2)
		Warrants to purchase up to 23,750 units of Series D common stock		12/18/2013	24	—	(2)
					53,297	45,777
Benihana, Inc.	Restaurant owner and operator	First lien senior secured loan ($306 par due 1/2019)	7.50% (Base Rate + 4.25%/Q)	8/21/2012	306	306	(4)(26)
		First lien senior secured loan ($4,583 par due 1/2019)	6.75% (Libor + 5.50%/Q)	8/21/2012	4,583	4,583	(4)(26)
					4,889	4,889
Garden Fresh Restaurant Corp.	Restaurant owner and operator	First lien senior secured revolving loan		10/3/2013	—	—	(2)(28)
		First lien senior secured loan ($42,602 par due 7/2018)	10.00% (Libor + 8.50%/M)	10/3/2013	42,602	42,602	(3)(26)
Hojeij Branded Foods, Inc.	Airport restaurant operator	First lien senior secured revolving loan ($450 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	450	450	(2)(26)(29)

As of September 30, 2014

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($30,612 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	30,260	30,612	(2)(26)
		Warrants to purchase up to 7.5% of membership interest		2/15/2012	—	434	(2)
		Warrants to purchase up to 324 shares of Class A common stock		2/15/2012	669	6,249	(2)
					31,379	37,745
Orion Foods, LLC (fka Hot Stuff Foods, LLC) (7)	Convenience food service retailer	First lien senior secured revolving loan ($2,016 par due 9/2015)	10.75% (Base Rate + 7.50%/M)	4/1/2010	2,016	1,837	(2)(26)
		First lien senior secured loan ($32,478 par due 9/2015)	10.00% (Libor + 8.50%/Q)	4/1/2010	32,478	29,591	(2)(26)
		Second lien senior secured loan ($19,420 par due 9/2015)		4/1/2010	—	—	(2)(25)
		Preferred units (10,000 units)		10/28/2010	—	—	(2)
		Class A common units (25,001 units)		4/1/2010	—	—	(2)
		Class B common units (1,122,452 units)		4/1/2010	—	—	(2)
					34,494	31,428
OTG Management, LLC	Airport restaurant operator	First lien senior secured loan ($45,200 par due 12/2017)	8.75% (Libor + 7.25%/M)	12/11/2012	45,200	45,200	(2)(26)
		Common units (3,000,000 units)		1/5/2011	3,000	2,186	(2)
		Warrants to purchase up to 7.73% of common units		6/19/2008	100	4,360	(2)
					48,300	51,746
Papa Murphy’s Holdings, Inc.	Restaurant owner and operator	Common stock (147,983 shares)		12/13/2013	1,065	1,509
Performance Food Group, Inc. and Wellspring Distribution Corp	Food service distributor	Second lien senior secured loan ($24,389 par due 11/2019)	6.25% (Libor + 5.25%/Q)	5/14/2013	24,291	24,389	(2)(26)
		Class A non-voting common stock (1,366,120 shares)		5/3/2008	6,303	9,060	(2)
					30,594	33,449
Restaurant Holding Company, LLC	Fast food restaurant operator	First lien senior secured loan ($37,406 par due 2/2019)	8.75% (Libor + 7.75%/M)	3/13/2014	37,071	35,162	(2)(26)
S.B. Restaurant Company	Restaurant owner and operator	Preferred stock (46,690 shares)		4/1/2010	—	—	(2)
		Warrants to purchase up to 257,429 shares of common stock		4/1/2010	—	—	(2)
					—	—
					283,691	284,307		5.42%
Containers-Packaging
GS Pretium Holdings, Inc.	Manufacturer and supplier of high performance plastic containers	Common stock (500,000 shares)		6/2/2014	500	442	(2)
ICSH, Inc.	Industrial container manufacturer, reconditioner and servicer	First lien senior secured revolving loan		8/31/2011	—	—	(2)(28)
		First lien senior secured loan ($49,513 par due 8/2016)	7.00% (Libor + 6.00%/Q)	8/31/2011	49,522	49,513	(2)(26)
		First lien senior secured loan ($53,656 par due 8/2016)	7.00% (Libor + 6.00%/Q)	8/31/2011	53,656	53,656	(3)(26)
					103,178	103,169
Microstar Logistics LLC, Microstar Global Asset Management LLC, and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($142,500 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	142,500	142,500	(2)(26)
		Common stock (50,000 shares)		12/14/2012	3,951	6,600	(2)
					146,451	149,100
					250,129	252,711		4.81%
Hotel Services
Castle Management Borrower LLC	Hotel operator	First lien senior secured revolving loan ($4,995 par due 9/2020)	7.50% (Libor + 6.50%/Q)	9/18/2014	4,995	4,995	(2)(26)

As of September 30, 2014

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($155,000 par due 9/2020)	7.50% (Libor + 6.50%/Q)	9/18/2014	155,000	155,000	(2)(26)
					159,995	159,995
					159,995	159,995		3.05%
Aerospace and Defense
Cadence Aerospace, LLC (fka PRV Aerospace, LLC)	Aerospace precision components manufacturer	First lien senior secured loan ($4,425 par due 5/2018)	6.50% (Libor + 5.25%/Q)	5/15/2012	4,397	4,425	(4)(26)
		Second lien senior secured loan ($79,657 par due 5/2019)	10.50% (Libor + 9.25%/Q)	5/10/2012	79,657	76,471	(2)(26)
					84,054	80,896
ILC Industries, LLC	Designer and manufacturer of protective cases and technically advanced lighting systems	First lien senior secured loan ($29,812 par due 7/2020)	5.75% (Libor + 4.75%/Q)	7/15/2014	29,812	29,812	(2)(26)
		Second lien senior secured loan ($40,000 par due 7/2021)	9.50% (Libor + 8.50%/Q)	7/15/2014	40,000	40,000	(2)(26)
					69,812	69,812
Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	118	118	(2)
		Common stock (1,885,195 shares)		1/17/2008	2,291	2,264	(2)
					2,409	2,382
					156,275	153,090		2.92%
Retail
Fulton Holdings Corp.	Airport restaurant operator	First lien senior secured loan ($43,000 par due 5/2018)	8.50%	5/10/2013	43,000	43,000	(2)(14)
		First lien senior secured loan ($40,000 par due 5/2018)	8.50%	5/28/2010	40,000	40,000	(3)(14)
		Common stock (19,672 shares)		5/28/2010	1,461	2,686	(2)
					84,461	85,686
Paper Source, Inc. and Pine Holdings, Inc.	Retailer of fine and artisanal paper products	First lien senior secured revolving loan ($333 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/23/2013	333	333	(2)(26)
		First lien senior secured revolving loan ($667 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/23/2013	667	667	(2)(26)
		First lien senior secured loan ($8,885 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/23/2013	8,885	8,885	(2)(26)
		First lien senior secured loan ($9,925 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/23/2013	9,925	9,925	(4)(26)
		Class A common stock (36,364 shares)		9/23/2013	6,000	7,122	(2)
					25,810	26,932
Things Remembered, Inc.	Personalized gifts retailer	First lien senior secured loan ($14,590 par due 5/2018)	8.25% (Libor + 6.75%/Q)	5/24/2012	14,590	14,007	(4)(26)
					124,861	126,625		2.41%
Oil and Gas
Lonestar Prospects, Ltd.	Sand proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan ($75,000 par due 9/2018)	8.50% (Libor + 7.50%/Q)	9/18/2014	75,000	75,000	(2)(26)
UL Holding Co., LLC and Universal Lubricants, LLC (6)	Petroleum product manufacturer	Second lien senior secured loan ($10,904 par due 12/2016)		4/30/2012	8,911	7,885	(2)(25)
		Second lien senior secured loan ($2,160 par due 12/2016)		4/30/2012	1,753	1,562	(2)(25)
		Second lien senior secured loan ($49,466 par due 12/2016)		4/30/2012	40,134	35,771	(2)(25)
		Class A common units (10,782 units)		6/17/2011	1,512	—	(2)
		Class B-5 common units (599,200 units)		6/17/2011	5,472	—	(2)
		Class B-4 common units (50,000 units)		4/25/2008	500	—	(2)
		Class C common units (618,091 units)		4/25/2008	—	—	(2)

As of September 30, 2014

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrant to purchase up to 422,852 shares of Class A units		5/2/2014	—	—	(2)
		Warrant to purchase up to 16,856 shares of Class B-1 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 33,712 shares of Class B-2 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 17,433 shares of Class B-3 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 47,265 shares of Class B-5 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 35,082 shares of Class B-6 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 615,547 shares of Class C units		5/2/2014	—	—	(2)
					58,282	45,218
					133,282	120,218		2.29%
Automotive Services
CH Hold Corp	Collision repair company	First lien senior secured loan ($17,750 par due 11/2019)	5.50% (Libor + 4.75%/Q)	7/25/2014	17,750	17,750	(2)(26)
Driven Brands, Inc. and Driven Holdings, LLC	Automotive aftermarket car care franchisor	First lien senior secured loan ($993 par due 3/2017)	6.00% (Libor + 5.00%/Q)	12/16/2011	993	993	(2)(26)
		Preferred stock (247,500 units)		12/16/2011	2,475	3,027	(2)
		Common stock (25,000 units)		12/16/2011	25	1,027	(2)
					3,493	5,047
Eckler Industries, Inc.	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($4,900 par due 7/2017)	8.25% (Base Rate + 5.00%/Q)	7/12/2012	4,900	4,900	(2)(26)
		First lien senior secured loan ($8,025 par due 7/2017)	7.25% (Libor + 6.00%/Q)	7/12/2012	8,025	8,025	(2)(26)
		First lien senior secured loan ($30,124 par due 7/2017)	7.25% (Libor + 6.00%/Q)	7/12/2012	30,124	30,124	(3)(26)
		Series A preferred stock (1,800 shares)		7/12/2012	1,800	1,464	(2)
		Common stock (20,000 shares)		7/12/2012	200	—	(2)
					45,049	44,513
EcoMotors, Inc.	Engine developer	First lien senior secured loan ($4,242 par due 10/2016)	10.83%	12/28/2012	4,162	4,242	(2)
		First lien senior secured loan ($5,000 par due 6/2017)	10.83%	12/28/2012	4,882	5,000	(2)
		First lien senior secured loan ($3,583 par due 7/2016)	10.13%	12/28/2012	3,526	3,583	(2)
		Warrant to purchase up to 321,888 shares of Series C preferred stock		12/28/2012	—	43	(2)
					12,570	12,868
SK SPV IV, LLC	Collision repair site operators	Series A common stock (12,500 units)		8/18/2014	625	1,998	(2)
		Series B common stock (12,500 units)		8/18/2014	625	1,998	(2)
					1,250	3,996
TA THI Buyer, Inc. and TA THI Parent, Inc.	Collision repair company	First lien senior secured loan ($30,000 par due 7/2020)	6.50% (Libor + 5.50%/Q)	7/28/2014	30,000	30,000	(2)(26)
		Series A Preferred stock (50,000 shares)		7/28/2014	5,000	5,000	(2)
					35,000	35,000
					115,112	119,174		2.27%
Commercial Real Estate Finance
10th Street, LLC and New 10th Street, LLC (7)	Real estate holding company	First lien senior secured loan ($25,002 par due 11/2019)	7.00% Cash, 1.00% PIK	3/31/2014	25,002	25,002	(2)
		Senior subordinated loan ($26,897 par due 11/2019)	7.00% Cash, 1.00% PIK	4/1/2010	26,897	26,897	(2)
		Member interest (10.00% interest)		4/1/2010	594	54,476
		Option (25,000 units)		4/1/2010	25	25
					52,518	106,400

As of September 30, 2014

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
American Commercial Coatings, Inc.	Real estate property	Commercial mortgage loan ($1,947 par due 12/2025)	8.75% (Libor + 7.25%/Q)	4/1/2010	568	1,220	(26)
Cleveland East Equity, LLC	Hotel operator	Real estate equity interests		4/1/2010	26	3,310
Commons R-3, LLC	Real estate developer	Real estate equity interests		4/1/2010	—	—
Crescent Hotels & Resorts, LLC and affiliates (7)	Hotel operator	Senior subordinated loan ($2,236 par due 9/2011)		4/1/2010	—	—	(2)(25)
		Common equity interest		4/1/2010	—	—
					—	—
NPH, Inc.	Hotel property	Real estate equity interests		4/1/2010	2,291	2,533
					55,403	113,463		2.16%
Chemicals
Argotec, LLC	Thermoplastic polyurethane films	First lien senior secured revolving loan ($1,887 par due 5/2018)	7.00% (Base Rate + 3.75%/M)	5/31/2013	1,887	1,887	(2)(26)
		First lien senior secured loan ($18,475 par due 5/2019)	5.75% (Libor + 4.75%/M)	5/31/2013	18,475	18,475	(2)(26)
					20,362	20,362
K2 Pure Solutions Nocal, L.P.	Chemical producer	First lien senior secured revolving loan ($4,256 par due 8/2019)	8.13% (Libor + 7.13%/M)	8/19/2013	4,256	4,171	(2)(26)
		First lien senior secured loan ($21,366 par due 8/2019)	7.00% (Libor + 6.00%/M)	8/19/2013	21,366	20,938	(2)(26)
		First lien senior secured loan ($39,750 par due 8/2019)	7.00% (Libor + 6.00%/M)	8/19/2013	39,750	38,955	(3)(26)
		First lien senior secured loan ($19,875 par due 8/2019)	7.00% (Libor + 6.00%/M)	8/19/2013	19,875	19,477	(4)(26)
					85,247	83,541
Liquid Light, Inc.	Developer and licensor of process technology for the conversion of carbon dioxide into major chemicals	First lien senior secured loan ($3,000 par due 11/2017)	10.00%	8/13/2014	2,925	2,925	(2)
		Warrant to purchase up to 86,009 shares of Series B preferred stock		8/13/2014	77	77	(2)
					3,002	3,002
					108,611	106,905		2.04%
Telecommunications
American Broadband Communications, LLC, American Broadband Holding Company, and Cameron Holdings of NC, Inc.	Broadband communication services	Warrants to purchase up to 208 shares		11/7/2007	—	8,516
		Warrants to purchase up to 200 shares		9/1/2010	—	4,506
					—	13,022
EUNetworks Group Limited (8)	Broadband bandwidth infrastructure provider	First lien senior secured loan ($25,071 par due 5/2019)	7.50% (Libor + 6.50%/M)	12/13/2013	27,554	25,321	(26)
Quantance, Inc.	Designer of semiconductor products to the mobile wireless market	First lien senior secured loan ($3,236 par due 9/2016)	10.25%	8/23/2013	3,169	3,236	(2)
		Warrant to purchase up to 130,432 shares of Series D Preferred Stock		8/23/2013	74	102	(2)
					3,243	3,338
Startec Equity, LLC (7)	Communication services	Member interest		4/1/2010	—	—
Wilcon Holdings LLC	Communications infrastructure provider	Class A common stock (2,000,000 shares)		12/13/2013	1,829	1,962
					32,626	43,643		0.83%
Printing, Publishing and Media
Batanga, Inc.	Independent digital media company	First lien senior secured revolving loan ($4,000 par due 10/2014)	8.50%	10/31/2012	4,000	4,000	(2)
		First lien senior secured loan ($3,667 par due 11/2016)	9.60%	10/31/2012	3,667	3,760	(2)(24)
		First lien senior secured loan ($3,692 par due 9/2017)	9.60%	10/31/2012	3,692	3,692	(2)

As of September 30, 2014

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest (5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					11,359	11,452
Earthcolor Group, LLC	Printing management services	Limited liability company interests (9.30%)		5/18/2012	—	—
The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	First lien senior secured loan ($20,562 par due 3/2017)	9.00% (Libor + 7.50%/Q)	3/6/2011	20,562	20,151	(2)(26)
		First lien senior secured loan ($9,550 par due 3/2017)	9.00% (Libor + 7.50%/Q)	3/6/2011	9,550	9,359	(4)(26)
		Preferred stock (10,663 shares)		9/29/2006	1,066	2,593	(2)
		Common stock (15,393 shares)		9/29/2006	3	6	(2)
					31,181	32,109
					42,540	43,561		0.83%
Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	First lien senior secured loan ($34,000 par due 3/2019)	7.25% (Libor + 6.00%/M)	10/11/2007	34,000	34,000	(2)(12)(26)
CFW Co-Invest, L.P. and NCP Curves, L.P.	Health club franchisor	Limited partnership interest (4,152,165 shares)		7/31/2012	4,152	3,451	(2)
		Limited partnership interest (2,218,235 shares)		7/31/2012	2,218	1,844	(2)(8)
					6,370	5,295
					40,370	39,295		0.75%
Transportation
PODS Funding Corp. II	Storage and warehousing	First lien senior secured loan ($3,929 par due 12/2018)	7.00% (Libor + 6.00%/Q)	12/19/13	3,929	3,929	(26)
		First lien senior secured loan ($34,119 par due 12/2018)	7.00% (Libor + 6.00%/Q)	12/19/13	34,119	34,119	(26)
United Road Towing, Inc.	Towing company	Warrants to purchase up to 607 shares		4/1/2010	—	—
					38,048	38,048		0.72%
Environmental Services
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	Warrant to purchase 322,422 shares of Series D preferred stock		3/28/2013	—	6	(2)
RE Community Holdings II, Inc., Pegasus Community Energy, LLC., and MPH Energy Holdings, LP	Operator of municipal recycling facilities	Preferred stock (1,000 shares)		3/1/2011	8,839	15	(2)
		Limited partnership interest (3.13% interest)		1/8/2014	—	—	(2)
					8,839	15
Waste Pro USA, Inc	Waste management services	Preferred Class A common equity (611,615 shares)		11/9/2006	12,263	30,660	(2)
					21,102	30,681		0.58%
Housing- Building Materials
Kinestal Technologies, Inc.	Designer of adaptive, dynamic glass for the commercial and residential markets	First lien senior secured loan ($6,500 par due 8/2017)	10.00%	4/22/2014	6,379	6,500	(2)
		Warrant to purchase up to 325,000 shares of Series A preferred stock		4/22/2014	73	73	(2)
					6,452	6,573
					6,452	6,573		0.13%
Food and Beverage
Distant Lands Trading Co.	Coffee manufacturer	Class A common stock (1,294 shares)		4/1/2010	980	77	(2)
		Class A-1 common stock (2,157 shares)			—	—	(2)
					980	77
					980	77		0.00%
					$8,600,794	$8,783,580		167.32%

(1)                                 Other than the Company’s investments listed in footnote 7 below (subject to the limitations set forth therein), the Company does not “Control” any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company’s portfolio company investments, which as of September 30, 2014 represented 167% of the Company’s net assets or 95% of the Company’s total assets, are subject to legal restrictions on sales.

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

(6)                                 As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” of a portfolio company because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the nine months ended September 30, 2014 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to Control) are as follows:

Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
Apple & Eve, LLC and US Juice Partners, LLC	$—	$—	$5,000	$—	$—	$—	$—	$4,344	$(205)
Campus Management Corp. and Campus Management Acquisition Corp.	$—	$—	$—	$—	$—	$—	$—	$—	$5,954
Cast & Crew Payroll, LLC and Centerstage Co-Investors, L.L.C.	$—	$4,454	$5,000	$3,041	$—	$1,019	$181	$—	$3,445
Crown Health Care Laundry Services, Inc. and Crown Laundry Holdings, LLC	$28,550	$123	$—	$1,154	$590	$—	$86	$—	$(176)
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings LLC	$702	$702	$—	$3	$—	$—	$26	$—	$(1,386)
DESRI Wind Development Acquisition Holdings, L.L.C	$15,556	$—	$—	$166	$369	$—	$—	$—	$—
The Dwyer Group	$14,418	$46,377	$—	$2,772	$60	$2,279	$179	$21,141	$(11,791)
ELC Acquisition Corp. and ELC Holdings Corporation	$—	$—	$—	$—	$—	$1,072	$—	$—	$(1,168)
Insight Pharmaceuticals Corporation	$—	$19,187	$12,070	$1,765	$—	$—	$—	$33,075	$(2,544)
Investor Group Services, LLC	$—	$—	$—	$—	$—	$199	$—	$—	$(32)
Multi-Ad Services, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$430
Soteria Imaging Services, LLC	$—	$—	$—	$—	$—	$—	$—	$38	$—
VSS-Tranzact Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$10,024
UL Holding Co., LLC	$—	$3,487	$—	$—	$—	$—	$—	$—	$7,056

(7)                                 As defined in the Investment Company Act, the Company is deemed to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the nine months ended September 30, 2014 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are as follows:

Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
10th Street, LLC and New 10th Street, LLC	$24,895	$—	$—	$2,952	$455	$—	$—	$—	$47,219
AllBridge Financial, LLC	$—	$3,937	$—	$—	$—	$382	$—	$—	$58
Callidus Capital Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$14
Ciena Capital LLC	$—	$4,000	$—	$2,881	$—	$—	$—	$—	$9,417
Citipostal Inc.	$—	$70,270	$—	$60	$—	$—	$17	$(20,247)	$25,270
Crescent Hotels & Resorts, LLC and affiliates	$—	$—	$—	$—	$—	$42	$—	$—	$—
HCI Equity, LLC	$—	$112	$—	$—	$—	$89	$—	$—	$178
HCP Acquisition Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
Hot Light Brands, Inc.	$—	$90	$—	$—	$—	$—	$—	$144	$(163)
Ivy Hill Asset Management, L.P.	$—	$—	$—	$—	$—	$40,000	$—	$—	$(21,471)
MVL Group, Inc.	$—	$30,040	$—	$—	$—	$—	$—	$(27,709)	$27,781
Orion Foods, LLC	$3,000	$29,466	$—	$3,327	$—	$—	$625	$1,624	$(4,847)
Pillar Processing LLC, PHL Investors, Inc., and PHL Holding Co.	$—	$9,844	$—	$—	$—	$—	$—	$(6,592)	$6,522
Senior Secured Loan Fund LLC*	$348,508	$139,561	$—	$205,433	$24,978	$—	$21,098	$—	$3,134
Startec Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
The Step2 Company, LLC	$4,500	$—	$—	$2,169	$—	$—	$—	$—	$(18,436)
The Thymes, LLC	$—	$840	$—	$—	$—	$158	$—	$—	$2,810

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

(12)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.00% on $11 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(13)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.00% on $68 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(14)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 6.00% on $11 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(15)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.25% on $53 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(16)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $25 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(19)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.75% on $24 million aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(20)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.00% on $21 million aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(21)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $71 million aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(22)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.55% on $28 million aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(23)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $88 million aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder

(24)                          The Company is entitled to receive a fixed fee upon the occurrence of certain events as defined in the credit agreement governing the Company’s debt investment in the portfolio company.  The fair value of such fee is included in the fair value of the debt investment.

(25)                          Loan was on non-accrual status as of September 30, 2014.

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

(28)                          As of September 30, 2014, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan.  See Note 7 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

(29)                          As of September 30, 2014, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan.  See Note 7 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

(30)                          As of September 30, 2014, no amounts were funded by the Company under this letter of credit facility; however, there were letters of credit issued and outstanding through a financial intermediary under the letter of credit facility.  See Note 7 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
CIC Flex, LP (9)	Investment partnership	Limited partnership units (0.94 units)		9/7/2007	$867	$2,851	(2)
Covestia Capital Partners, LP (9)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	826	1,177	(2)
Dynamic India Fund IV, LLC (9)	Investment company	Member interest (5.44% interest)		4/1/2010	4,822	3,285
HCI Equity, LLC (7)(8)(9)	Investment company	Member interest (100.00% interest)		4/1/2010	112	334
Imperial Capital Private Opportunities, LP (9)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	3,315	10,231	(2)
Partnership Capital Growth Fund I, L.P. (9)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	1,411	3,939	(2)
Partnership Capital Growth Investors III, L.P. (9)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	2,804	2,588	(2)
Piper Jaffray Merchant Banking Fund I, L.P. (9)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	632	563	(2)
Senior Secured Loan Fund LLC (7)(10)	Co-investment vehicle	Subordinated certificates ($1,745,192 par due 12/2024)	8.24% (Libor + 8.00%/Q)(26)	10/30/2009	1,745,192	1,771,369
		Membership interest (87.50% interest)		10/30/2009	—	—
					1,745,192	1,771,369
VSC Investors LLC (9)	Investment company	Membership interest (1.95% interest)		1/24/2008	745	1,211	(2)
					1,760,726	1,797,548		36.65%
Healthcare-Services
Alegeus Technologies Holdings Corp.	Benefits administration and transaction processing provider	Preferred stock (2,997 shares)		12/13/2013	3,087	3,087
		Common stock (3 shares)		12/13/2013	3	3
					3,090	3,090
ATI Phyiscal Therapy Holdings, LLC	Outpatient rehabilitation services provider	Class C common stock (51,005 shares)		12/13/2013	53	53
AxelaCare Holdings, Inc. and AxelaCare Investment Holdings, L.P.	Provider of home infusion services	First lien senior secured loan ($4,458 par due 4/2019)	5.75% (Libor + 4.50%/Q)	4/12/2013	4,458	4,458	(2)(25)
		Preferred units (8,218,160 units)		4/12/2013	822	855	(2)
		Common units (83,010 units)		4/12/2013	8	9	(2)
					5,288	5,322
California Forensic Medical Group, Incorporated	Correctional facility healthcare operator	First lien senior secured loan ($53,640 par due 11/2018)	9.25% (Libor + 8.00%/Q)	11/16/2012	53,640	53,640	(3)(25)
CCS Group Holdings, LLC	Correctional facility healthcare operator	Class A units (601,937 units)		8/19/2010	602	1,546	(2)
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings LLC (6)	Healthcare analysis services provider	Class A common stock (9,679 shares)		6/15/2007	2,543	4,014	(2)
		Class C common stock (1,546 shares)		6/15/2007	—	641	(2)
					2,543	4,655
Dialysis Newco, Inc.	Dialysis provider	First lien senior secured loan ($15,509 par due 8/2020)	5.25% (Libor + 4.25%/Q)	8/16/2013	15,509	15,509	(2)(25)
		Second lien senior secured loan ($56,500 par due 2/2021)	9.75% (Libor + 8.50%/Q)	8/16/2013	56,500	56,500	(2)(25)
					72,009	72,009
Genocea Biosciences, Inc.	Vaccine discovery technology company	First lien senior secured loan ($10,000 par due 4/2017)	8.00%	9/30/2013	9,805	10,000	(2)

As of December 31, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrant to purchase up to 689,655 shares of Series C convertible preferred stock		9/30/2013	—	—	(2)
					9,805	10,000
GI Advo Opco, LLC	Residential behavioral treatment services provider	First lien senior secured loan ($15,005 par due 6/2017)	6.00% (Libor + 4.75%/Q)	12/13/2013	15,448	15,455	(25)
		First lien senior secured loan ($13 par due 6/2017)	7.00% (Base Rate + 3.75%/Q)	12/13/2013	13	13	(25)
					15,461	15,468
INC Research, Inc.	Pharmaceutical and biotechnology consulting services	Common stock (1,410,000 shares)		9/27/2010	1,512	1,758	(2)
Intermedix Corporation	Revenue cycle management provider to the emergency healthcare industry	Second lien senior secured loan ($112,000 par due 6/2019)	10.25% (Libor + 9.00%/Q)	12/27/2012	112,000	112,000	(2)(25)
JHP Group Holdings, Inc.	Manufacturer of speciality pharmaceutical products	Series A preferred stock (1,000,000 shares)	6.00% PIK	2/19/2013	272	2,673	(2)
LM Acquisition Holdings, LLC (8)	Developer and manufacturer of medical equipment	Class A units (426 units)		9/27/2013	1,000	1,195	(2)
Magnacare Holdings, Inc., Magnacare Administrative Services, LLC, and Magnacare, LLC	Healthcare professional provider	First lien senior secured loan ($134,115 par due 3/2018)	9.00% (Libor + 8.00%/Q)	9/15/2010	134,721	135,457	(2)(25)
		First lien senior secured loan ($56,134 par due 3/2018)	9.00% (Libor + 8.00%/Q)	9/15/2010	56,134	56,695	(3)(25)
		First lien senior secured loan ($4,668 par due 3/2018)	9.00% (Libor + 8.00%/Q)	3/6/2012	4,668	4,715	(4)(25)
					195,523	196,867
Monte Nido Holdings, LLC	Outpatient eating disorder treatment provider	First lien senior secured loan ($44,750 par due 12/2019)	7.75% (Libor + 6.75%/Q)	12/20/2013	44,750	44,750	(2)(19)(25)
MW Dental Holding Corp.	Dental services provider	First lien senior secured revolving loan ($4,500 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	4,500	4,500	(2)(25)
		First lien senior secured loan ($12,582 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	12,582	12,582	(2)(25)
		First lien senior secured loan ($12,460 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	12,460	12,460	(2)(25)
		First lien senior secured loan ($48,757 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	48,757	48,757	(3)(25)
		First lien senior secured loan ($9,800 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	9,800	9,800	(4)(25)
					88,099	88,099
Napa Management Services Corporation	Anesthesia management services provider	First lien senior secured loan ($23,496 par due 4/2018)	6.50% (Libor + 5.25%/Q)	4/15/2011	23,496	23,496	(2)(25)
		First lien senior secured loan ($33,266 par due 4/2018)	6.50% (Libor + 5.25%/Q)	4/15/2011	33,203	33,266	(3)(25)
		Common units (5,000 units)		4/15/2011	5,000	8,896	(2)
					61,699	65,658
National Healing Corporation and National Healing Holding Corp.	Wound care service and equipment provider	Second lien senior secured loan ($10,000 par due 2/2020)	9.25% (Libor + 8.00%/S)	12/13/2013	10,297	10,301	(25)
		Preferred stock (869,565 shares)		12/13/2013	1,296	1,296
					11,593	11,597
Netsmart Technologies, Inc. and NS Holdings, Inc.	Healthcare technology provider	First lien senior secured loan ($2,833 par due 12/2017)	7.25% (Libor + 6.00%/Q)	12/18/2012	2,833	2,833	(2)(17)(25)
		First lien senior secured loan ($36,259 par due 12/2017)	7.25% (Libor + 6.00%/Q)	12/18/2012	36,259	36,259	(2)(17)(25)
		Common stock (2,500,000 shares)		6/21/2010	2,500	2,710	(2)
					41,592	41,802
New Trident Holdcorp, Inc.	Outsourced mobile diagnostic	Second lien senior	10.25% (Libor +	8/6/2013	78,465	80,000	(2)(25)

As of December 31, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
	healthcare service provider	secured loan ($80,000 par due 7/2020)	9.00%/Q)
OmniSYS Acquisition Corporation, OmniSYS, LLC, and OSYS Holdings, LLC	Provider of technology-enabled solutions to pharmacies	First lien senior secured loan ($21,000 par due 11/2018)	8.50% (Libor + 7.50%/Q)	11/21/2013	21,000	21,000	(2)(25)
		Limited liability company membership interest (1.57% interest)		11/21/2013	1,000	1,000	(2)
					22,000	22,000
PerfectServe, Inc.	Communications software platform provider for hospitals and physician practices	First lien senior secured loan ($3,500 par due 4/2017)	10.00%	12/26/2013	3,465	3,500
		Warrants to purchase up to 34,113 units of Series C preferred stock		12/26/2013	—	50
					3,465	3,550
PG Mergersub, Inc. and PGA Holdings, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Second lien senior secured loan ($2,368 par due 10/2018)	8.25% (Libor + 7.00%/Q)	4/19/2012	2,439	2,376	(25)
		Second lien senior secured loan ($21,316 par due 10/2018)	8.25% (Libor + 7.00%/Q)	4/19/2012	21,316	21,380	(2)(25)
		Preferred stock (333 shares)		3/12/2008	125	16	(2)
		Common stock (16,667 shares)		3/12/2008	167	825	(2)
					24,047	24,597
Physiotherapy Associates Holdings, Inc.	Outpatient rehabilitation physical therapy provider	Class A common stock (100,000 shares)		12/13/2013	3,090	3,090
POS I Corp. (fka Vantage Oncology, Inc.)	Radiation oncology care provider	Common stock (62,157 shares)		2/3/2011	4,670	1,375	(2)
RCHP, Inc.	Operator of general acute care hospitals	First lien senior secured loan ($14,887 par due 11/2018)	7.00% (Libor + 5.75%/Q)	11/4/2011	14,888	14,664	(2)(25)
		First lien senior secured loan ($60,518 par due 11/2018)	7.00% (Libor + 5.75%/Q)	11/4/2011	60,496	59,611	(3)(25)
		Second lien senior secured loan ($85,000 par due 5/2019)	11.50% (Libor + 10.00%/Q)	11/4/2011	85,000	85,000	(2)(25)
					160,384	159,275
Reed Group, Ltd.	Medical disability management services provider	Equity interests		4/1/2010	—	—	(2)
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	First lien senior secured loan ($3,800 par due 7/2015)	11.00%	6/28/2012	3,787	3,800	(2)
		Warrants to purchase up to 99,094 shares of Series C preferred stock		6/26/2012	38	29	(2)
					3,825	3,829
Sage Products Holdings III, LLC	Patient infection control and preventive care solutions provider	Second lien senior secured loan ($75,000 par due 6/2020)	9.25% (Libor + 8.00%/Q)	12/13/2012	75,000	75,000	(2)(25)
Sorbent Therapeutics, Inc.	Orally-administered drug developer	First lien senior secured loan ($6,500 par due 9/2016)	10.25%	4/23/2013	6,500	6,500	(2)
		Warrant to purchase up to 727,272 shares of Series C preferred stock		4/23/2013	—	25	(2)
					6,500	6,525
Soteria Imaging Services, LLC (6)	Outpatient medical imaging provider	Preferred member units (1,823,179 units)		4/1/2010	—	—
SurgiQuest, Inc.	Medical device company	First lien senior secured loan ($6,281 par due 10/2017)	10.00%	9/28/2012	6,133	6,281	(2)
		First lien senior secured loan ($2,000 par due 10/2017)	10.69%	9/28/2012	1,953	2,000	(2)
		Warrants to purchase up to 54,672 shares of		9/28/2012	—	—	(2)
		Series D-4 convertible preferred stock
					8,086	8,281
U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	First lien senior secured loan ($30,000 par due 12/2019)	6.00% (Libor + 5.00%/Q)	12/31/2013	30,000	30,000	(2)(25)

As of December 31, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Young Innovations, Inc.	Dental supplies and equipment manufacturer	First lien senior secured loan ($9,697 par due 1/2019)	5.75% (Libor + 4.50%/Q)	1/31/2013	9,697	9,697	(3)(25)
		First lien senior secured loan ($32 par due 1/2019)	6.75% (Base Rate + 3.50%/Q)	1/31/2013	32	32	(3)(25)
		First lien senior secured loan ($13,304 par due 1/2019)	5.75% (Libor + 4.50%/Q)	1/31/2013	13,304	13,304	(4)(25)
		First lien senior secured loan ($44 par due 1/2019)	6.75% (Base Rate + 3.50%/Q)	1/31/2013	44	44	(4)(25)
					23,077	23,077
					1,163,140	1,172,781		23.91%
Business Services
2329497 Ontario Inc. (8)	Provider of outsourced data center infrastructure and related services	Second lien senior secured loan ($42,333 par due 6/2019)	10.50% (Libor + 9.25%/M)	12/13/2013	43,551	43,603	(25)
Access CIG, LLC	Records and information management services provider	First lien senior secured loan ($992 par due 10/2017)	7.00% (Libor + 5.75%/M)	10/5/2012	992	992	(2)(25)
BluePay Processing, Inc.	Technology-enabled payment processing solutions provider	First lien senior secured loan ($6,000 par due 8/2019)	5.00% (Libor + 4.00%/Q)	8/30/2013	6,000	6,000	(2)(25)
Cast & Crew Payroll, LLC and Centerstage Co-Investors, L.L.C. (6)	Payroll and accounting services provider to the entertainment industry	First lien senior secured loan ($18,107 par due 12/2017)	7.25% (Libor + 6.25%/Q)	12/24/2012	18,107	18,107	(2)(18)(25)
		First lien senior secured loan ($45,267 par due 12/2017)	7.25% (Libor + 6.25%/Q)	12/24/2012	45,267	45,267	(3)(18)(25)
		Class A membership units (2,500,000 units)		12/24/2012	2,500	4,021	(2)
		Class B membership units (2,500,000 units)		12/24/2012	2,500	4,021	(2)
					68,374	71,416
CIBT Investment Holdings, LLC	Expedited travel document processing services	Class A shares (2,500 shares)		12/15/2011	2,500	3,658	(2)
CitiPostal Inc. (7)	Document storage and management services	First lien senior secured revolving loan ($3,500 par due 12/2014)	6.50% (Libor + 4.50%/M)	4/1/2010	3,500	3,500	(2)(25)
		First lien senior secured loan ($53,731 par due 12/2014)		4/1/2010	53,731	41,501	(2)(24)
		Senior subordinated loan ($20,193 par due 12/2015)		4/1/2010	13,038	—	(2)(24)
		Common stock (37,024 shares)		4/1/2010	—	—
					70,269	45,001
Command Alkon, Inc.	Software solutions provider to the ready-mix concrete industry	Second lien senior secured loan ($10,000 par due 3/2018)	8.75% (Libor + 7.50%/M)	9/28/2012	10,000	10,000	(2)(25)
		Second lien senior secured loan ($34,000 par due 5/2019)	8.75% (Libor + 7.50%/Q)	9/28/2012	34,000	34,000	(2)(25)
					44,000	44,000
Coverall North America, Inc.	Commercial janitorial services provider	Letter of credit facility		1/17/2013	—	—	(2)(29)
eCommerce Industries, Inc.	Business critical enterprise resource planning software provider	First lien senior secured loan ($19,936 par due 10/2016)	8.00% (Libor + 6.75%/Q)	12/13/2013	19,936	20,217	(22)(25)
GHS Interactive Security, LLC and LG Security Holdings, LLC	Originates residential security alarm contracts	First lien senior secured loan ($2,091 par due 5/2018)	7.50% (Libor + 6.00%/Q)	12/13/2013	2,153	2,153	(25)
		Class A membership units (1,560,000 units)		12/13/2013	1,607	1,607
					3,760	3,760
HCPro, Inc. and HCP Acquisition Holdings, LLC (7)	Healthcare compliance advisory services	Senior subordinated loan ($9,004 par due 8/2014)		3/5/2013	2,692	—	(2)(24)
		Class A units (14,293,110 units)		6/26/2008	12,793	—	(2)
					15,485	—
IfByPhone Inc.	Voice-based marketing automation software provider	First lien senior secured loan ($1,533 par due 11/2015)	11.00%	10/15/2012	1,490	1,533	(2)

As of December 31, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($833 par due 1/2016)	11.00%	10/15/2012	833	833	(2)
		Warrant to purchase up to 124,300 shares of Series C preferred stock		10/15/2012	88	64	(2)
					2,411	2,430
Investor Group Services, LLC (6)	Business consulting for private equity and corporate clients	Limited liability company membership interest (8.5% interest)		6/22/2006	—	633
IronPlanet, Inc.	Online auction platform provider for used heavy equipment	First lien senior secured revolving loan ($5,000 par due 9/2015)	8.00%	9/24/2013	5,000	5,000	(2)
		First lien senior secured loan ($7,500 par due 7/2017)	9.25%	9/24/2013	7,155	7,275	(2)
		Warrant to purchase to up to 133,333 shares of Series C preferred stock		9/24/2013	214	246	(2)
					12,369	12,521
Itel Laboratories, Inc.	Data services provider for building materials to property insurance industry	Preferred units (1,798,391 units)		6/29/2012	1,000	995	(2)
Keynote Systems, Inc. and Hawaii Ultimate Parent Corp., Inc.	Web and mobile cloud performance testing and monitoring services provider	First lien senior secured loan ($164,587 par due 2/2020)	9.50% (Libor + 8.50%/Q)	8/22/2013	164,587	164,587	(2)(25)
		Class A common stock (2,970 shares)		8/22/2013	2,970	3,429	(2)
		Class B common stock (1,956,522 shares)		8/22/2013	30	35	(2)
					167,587	168,051
Market Track Holdings, LLC	Business media consulting services company	Preferred stock (1,500 shares)		12/13/2013	1,982	1,982
		Common stock (15,000 shares)		12/13/2013	1,982	1,982
					3,964	3,964
MSC.Software Corporation and Maximus Holdings, LLC	Provider of software simulation tools and related services	First lien senior secured loan ($42,750 par due 11/2017)	8.50% (Libor + 7.25%/Q)	12/13/2013	44,015	44,033	(21)(25)
		Warrants to purchase up to 1,050,013 shares of common stock		12/13/2013	424	424
					44,439	44,457
Multi-Ad Services, Inc. (6)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	788	1,754
		Common units (1,725,280 units)		4/1/2010	—	—
					788	1,754
MVL Group, Inc. (7)	Marketing research provider	Junior subordinated loan ($185 par due 7/2012)		4/1/2010	—	—	(2)(24)
		Senior subordinated loan ($33,337 par due 7/2012)		4/1/2010	30,265	2,485	(2)(24)
		Common stock (560,716 shares)		4/1/2010	—	—	(2)
					30,265	2,485
NComputing, Inc.	Desktop virtualization hardware and software technology service provider	First lien senior secured loan ($6,500 par due 7/2016)	10.50%	3/20/2013	6,500	6,695	(2)
		Warrant to purchase up to 462,726 shares of Series C preferred stock		3/20/2013	—	56	(2)
					6,500	6,751
Pillar Processing LLC, PHL Investors, Inc., and PHL Holding Co. (6)	Mortgage services	First lien senior secured loan ($4,658 par due 11/2018)		7/31/2008	3,982	3,321	(2)(24)
		First lien senior secured loan ($7,375 par due 5/2019)		11/20/2007	5,862	—	(2)(24)
		Class A common stock (576 shares)		7/31/2012	3,768	—	(2)
					13,612	3,321
Platform Acquisition, Inc.	Data center and managed cloud services provider	Common stock (48,604 shares)		12/13/2013	7,536	7,536

As of December 31, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Powersport Auctioneer Holdings, LLC	Powersport vehicle auction operator	Common units (1,972 units)		3/2/2012	1,000	879	(2)
PSSI Holdings, LLC	Provider of mission-critical outsourced cleaning and sanitation services to the food processing industry	First lien senior secured loan ($1,000 par due 6/2018)	6.00% (Libor + 5.00%/Q)	8/7/2013	1,000	1,000	(2)(25)
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	154	(2)
Rainstor, Inc.	Database solutions provider	First lien senior secured loan ($2,800 par due 4/2016)	11.25%	3/28/2013	2,735	2,800	(2)
		Warrant to purchase up to 142,210 shares of Series C preferred stock		3/28/2013	88	70	(2)
					2,823	2,870
Summit Business Media Parent Holding Company LLC	Business media consulting services	Limited liability company membership interest (45.98% interest)		5/20/2011	—	1,458	(2)
TOA Technologies, Inc.	Cloud based, mobile workforce management applications provider	First lien senior secured loan ($12,567 par due 11/2016)	10.25%	10/31/2012	12,124	12,567	(2)
		Warrant to purchase up to 2,509,770 shares of Series D preferred stock		10/31/2012	605	1,201	(2)
					12,729	13,768
Tripwire, Inc.	IT security software provider	First lien senior secured loan ($74,684 par due 5/2018)	7.50% (Libor + 6.25%/Q)	5/23/2011	74,684	74,684	(2)(25)
		First lien senior secured loan ($10,266 par due 5/2018)	7.50% (Libor + 6.25%/Q)	5/23/2011	10,266	10,266	(2)(25)
		First lien senior secured loan ($49,875 par due 5/2018)	7.50% (Libor + 6.25%/Q)	5/23/2011	49,875	49,875	(3)(25)
		First lien senior secured loan ($9,975 par due 5/2018)	7.50% (Libor + 6.25%/Q)	5/23/2011	9,975	9,975	(4)(25)
		Class B common stock (2,655,638 shares)		5/23/2011	30	84	(2)
		Class A common stock (2,970 shares)		5/23/2011	2,970	8,315	(2)
					147,800	153,199
Venturehouse-Cibernet Investors, LLC	Financial settlement services for intercarrier wireless roaming	Equity interest		4/1/2010	—	—	(2)
VSS-Tranzact Holdings, LLC (6)	Management consulting services	Common membership interest (5.98% interest)		10/26/2007	10,204	5,236
VTE Holdings Corp.	Hosted enterprise resource planning application management services provider	Common units (1,500,000 units)		12/13/2013	3,862	3,862
Worldpay (UK) Limited, Worldpay ECommerce Limited, Ship US Bidco, Inc., Ship Investor & Cy S.C.A. (8)	Payment processing company	First lien senior secured loan ($5,341 par due 10/2017)	6.00% (Libor + 4.75%/Q)	12/13/2013	5,432	5,394	(25)
		Common stock (936,693 shares)		12/13/2013	2,698	2,732
					8,129	8,126
X Plus Two Solutions, Inc. and X Plus One Solutions, Inc.	Provider of open and integrated software for digital marketing optimization	First lien senior secured revolving loan ($8,600 par due 9/2014)	8.50%	4/1/2013	8,600	8,600	(2)
		First lien senior secured loan ($7,000 par due 3/2017)	10.00%	4/1/2013	6,645	6,860	(2)
		Warrant to purchase up to 999,167 shares of Series C preferred stock		4/1/2013	284	299	(2)
					15,529	15,759
					768,665	699,856		14.27%
Services-Other
Capital Investments and Ventures Corp.	SCUBA diver training and certification provider	First lien senior secured loan ($24,512 par due 8/2018)	7.00% (Libor + 5.75%/Q)	8/9/2012	24,512	24,512	(3)(25)
		First lien senior secured loan ($8,719 par due 8/2018)	7.00% (Libor + 5.75%/Q)	8/9/2012	8,719	8,719	(4)(25)
					33,231	33,231

As of December 31, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Community Education Centers, Inc.	Offender re-entry and in-prison treatment services provider	First lien senior secured loan ($14,286 par due 12/2014)	6.25% (Libor + 5.25%/Q)	12/10/2010	14,286	14,286	(2)(15)(25)
		Second lien senior secured loan ($35,283 par due 12/2015)	15.24% (Libor + 10.00% Cash, 5.00% PIK/Q)	12/10/2010	35,283	34,225	(2)
		Second lien senior secured loan ($10,649 par due 12/2015)	15.26% (Libor + 10.00% Cash, 5.00% PIK/Q)	12/10/2010	10,649	10,330	(2)
		Warrants to purchase up to 654,618 shares		12/10/2010	—	979	(2)
					60,218	59,820
Competitor Group, Inc. and Calera XVI, LLC	Endurance sports media and event operator	First lien senior secured revolving loan ($2,850 par due 11/2018)	10.00% (Base Rate + 6.75%/Q)	11/30/2012	2,850	2,508	(2)(25)
		First lien senior secured revolving loan ($900 par due 11/2018)	9.00% (Libor + 7.75%/Q)	11/30/2012	900	792	(2)(25)
		First lien senior secured loan ($24,380 par due 11/2018)	10.00% (Libor + 7.75% Cash, 1.00% PIK /Q)	11/30/2012	24,380	21,454	(2)(25)
		First lien senior secured loan ($29,853 par due 11/2018)	10.00% (Libor + 7.75% Cash, 1.00% PIK /Q)	11/30/2012	29,853	26,271	(3)(25)
		Membership units (2,500,000 units)		11/30/2012	2,513	17	(2)(9)
					60,496	51,042
Fox Hill Holdings, Inc.	Third party claims administrator on behalf of insurance carriers	First lien senior secured loan ($7,442 par due 6/2018)	6.75% (Libor + 5.75%/Q)	10/31/2013	7,442	7,442	(2)(25)
		First lien senior secured loan ($39 par due 6/2018)	8.00% (Base Rate + 4.75%/Q)	10/31/2013	39	39	(2)(25)
					7,481	7,481
ISS #2, LLC	Provider of repairs, refurbishments and services to the broader industrial end user markets	First lien senior secured loan ($14,950 par due 6/2018)	6.50% (Libor + 5.50%/Q)	6/5/2013	14,950	14,950	(2)(25)
		First lien senior secured loan ($44,775 par due 6/2018)	6.50% (Libor + 5.50%/Q)	6/5/2013	44,775	44,775	(3)(25)
					59,725	59,725
Massage Envy, LLC	Franchisor in the massage industry	First lien senior secured loan ($29,177 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	29,177	29,177	(2)(25)
		First lien senior secured loan ($49,291 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	49,291	49,291	(3)(25)
		Common stock (3,000,000 shares)		9/27/2012	3,000	3,532	(2)
					81,468	82,000
McKenzie Sports Products, LLC	Designer, manufacturer, and distributor of hunting-related supplies and supplies	First lien senior secured loan ($8,140 par due 3/2017)	5.75% (Libor + 4.75%/M)	3/30/2012	8,140	8,140	(2)(25)
		First lien senior secured loan ($9,302 par due 3/2017)	5.75% (Libor + 4.75%/M)	3/30/2012	9,302	9,302	(4)(25)
					17,442	17,442
Spin HoldCo Inc.	Laundry service and equipment provider	Second lien senior secured loan ($140,000 par due 5/2020)	9.00% (Libor + 7.75%/Q)	5/14/2013	140,000	140,000	(2)(25)
The Dwyer Group (6)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($25,686 par due 6/2018)	12.00% Cash, 1.50% PIK	12/22/2010	25,686	25,686	(2)
		Series A preferred units (13,292,377 units)	8.00% PIK	12/22/2010	6,859	18,650	(2)
					32,545	44,336
Wash Multifamily Laundry Systems, LLC	Laundry service and equipment provider	Second lien senior secured loan ($78,000 par due 2/2020)	9.75% (Libor + 8.50%/Q)	6/26/2012	78,000	78,000	(2)(25)
					570,606	573,077		11.69%
Education
American Academy Holdings, LLC	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	First lien senior secured revolving loan ($2,250 par due 3/2019)	6.00% (Libor + 5.00%/Q)	3/18/2011	2,250	2,250	(2)(25)

As of December 31, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($56,236 par due 3/2019)	6.00% (Libor + 5.00%/Q)	3/18/2011	56,236	56,236	(3)(25)
		First lien senior secured loan ($4,651 par due 3/2019)	6.00% (Libor + 5.00%/Q)	3/18/2011	4,651	4,651	(4)(25)
					63,137	63,137
Campus Management Corp. and Campus Management Acquisition Corp. (6)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10,520	3,337	(2)
ELC Acquisition Corp., ELC Holdings Corporation, and Excelligence Learning Corporation (6)	Developer, manufacturer and retailer of educational products	Preferred stock (99,492 shares)	12.00% PIK	8/1/2011	10,286	10,286	(2)
		Common stock (50,800 shares)		8/1/2011	—	1,345	(2)
					10,286	11,631
Infilaw Holding, LLC	Operator of for-profit law schools	First lien senior secured revolving loan		8/25/2011	—	—	(2)(27)
		First lien senior secured loan ($1 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	1	1	(2)(25)
		First lien senior secured loan ($14,362 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	14,362	14,362	(3)(25)
		Series A preferred units (124,890 units)	9.50% (Libor + 8.50%/Q)	8/25/2011	124,890	124,890	(2)(25)
		Series B preferred units (3.91 units)		10/19/2012	9,245	11,060	(2)
					148,498	150,313
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	First lien senior secured loan ($39,459 par due 6/2015)		4/24/2013	39,385	35,514	(3)(24)
		First lien senior secured loan ($14,774 par due 6/2015)		4/24/2013	14,746	13,297	(4)(24)
		Series B preferred stock (1,750,000 shares)		8/5/2010	5,000	—	(2)
		Series C preferred stock (2,512,586 shares)		6/7/2010	689	—	(2)
		Common stock (20 shares)		6/7/2010	—	—	(2)
					59,820	48,811
Lakeland Tours, LLC	Educational travel provider	First lien senior secured revolving loan		10/4/2011	—	—	(2)(27)
		First lien senior secured loan ($83,140 par due 12/2016)	8.50% (Libor + 7.50%/Q)	10/4/2011	83,067	83,131	(2)(14)(25)
		First lien senior secured loan ($1,585 par due 12/2016)	5.25% (Libor + 4.25%/Q)	10/4/2011	1,585	1,585	(2)(25)
		First lien senior secured loan ($40,362 par due 12/2016)	8.50% (Libor + 7.50%/Q)	10/4/2011	40,277	40,362	(3)(14)(25)
		First lien senior secured loan ($8,297 par due 12/2016)	5.25% (Libor + 4.25%/Q)	10/4/2011	8,280	8,297	(3)(25)
		Common stock (5,000 shares)		10/4/2011	5,000	5,117	(2)
					138,209	138,492
PIH Corporation	Franchisor of education-based early childhood centers	First lien senior secured revolving loan ($621 par due 6/2016)	7.25% (Libor + 6.25%/M)	12/13/2013	621	621	(25)
		First lien senior secured loan ($39,062 par due 6/2016)	7.25% (Libor + 6.25%/M)	12/13/2013	39,570	39,594	(25)
					40,191	40,215
R3 Education, Inc. and EIC Acquisitions Corp.	Medical school operator	Preferred stock (8,800 shares)		7/30/2008	2,200	1,936	(2)
		Common membership interest (26.27% interest)		9/21/2007	15,800	29,584	(2)
		Warrants to purchase up to 27,890 shares		12/8/2009	—	—	(2)
					18,000	31,520
RuffaloCODY, LLC	Provider of student fundraising and enrollment management services	First lien senior secured loan ($634 par due 5/2019)	6.50% (Base Rate + 3.25%/Q)	5/29/2013	634	634	(2)(25)
		First lien senior secured loan ($24,996 par due 5/2019)	5.50% (Libor + 4.25%/Q)	5/29/2013	24,996	24,996	(2)(25)
					25,630	25,630

As of December 31, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					514,291	513,086		10.46%
Energy
Alphabet Energy, Inc.	Technology developer to convert waste-heat into electricity	First lien senior secured loan ($3,000 par due 7/2017)	9.62%	12/16/2013	2,721	2,850	(2)
		Warrants to purchase up to 59,524 units of Series B preferred stock		12/16/2013	146	146	(2)
					2,867	2,996
Brush Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($89,892 par due 8/2020)	6.25% (Libor + 5.25%/Q)	8/1/2013	89,892	89,892	(2)(25)
Centinela Funding, LLC	Solar power generation facility developer and operator	Senior subordinated loan ($56,000 par due 11/2020)	10.00% (Libor + 8.75%/Q)	11/14/2012	56,000	56,000	(2)(25)
Joule Unlimited Technologies, Inc. and Stichting Joule Global Foundation	Renewable fuel and chemical production developer	First lien senior secured loan ($7,500 par due 2/2017)	10.00%	7/25/2013	7,433	7,500	(2)
		Warrant to purchase up to 32,051 shares of Series C-2 preferred stock		7/25/2013	—	34	(2)(8)
					7,433	7,534
La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Second lien senior secured loan ($68,000 par due 8/2018)	10.25% (Libor + 8.75%/M)	8/9/2011	67,060	67,320	(2)(25)
Panda Sherman Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($32,500 par due 9/2018)	9.00% (Libor + 7.50%/Q)	9/14/2012	32,500	32,500	(2)(25)
Panda Temple Power II, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($20,000 par due 4/2019)	7.25% (Libor + 6.00%/Q)	4/3/2013	19,820	20,000	(2)(25)
Panda Temple Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($60,000 par due 7/2018)	11.50% (Libor + 10.00%/Q)	7/17/2012	58,402	60,000	(2)(25)
Sunrun Solar Owner Holdco X, LLC	Residential solar energy provider	First lien senior secured loan ($59,749 par due 6/2019)	9.50% (Libor + 8.25%/Q)	6/7/2013	59,749	59,749	(2)(25)
Sunrun Solar Owner Holdco XIII, LLC	Residential solar energy provider	First lien senior secured loan ($19,300 par due 12/2019)	9.50% (Libor + 7.25% Cash, 1.00% PIK /Q)	11/27/2013	19,079	19,300	(2)(25)
					412,802	415,291		8.47%
Restaurants and Food Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	Restaurant owner and operator	First lien senior secured loan ($33,581 par due 12/2018)	10.50% (Base Rate + 7.25%/Q)	11/27/2006	33,581	33,581	(2)(20) (25)
		First lien senior secured loan ($10,919 par due 12/2018)	10.50% (Base Rate + 7.25%/Q)	11/27/2006	10,922	10,919	(3)(20) (25)
		Promissory note ($16,558 par due 12/2018)	13.00% PIK	11/27/2006	13,273	15,997	(2)
		Warrants to purchase up to 23,750 units of Series D common stock		12/18/2013	24	—	(2)
					57,800	60,497
Benihana, Inc.	Restaurant owner and operator	First lien senior secured loan ($4,925 par due 2/2018)	6.75% (Libor + 5.50%/Q)	8/21/2012	4,925	4,925	(4)(25)
Garden Fresh Restaurant Corp.	Restaurant owner and operator	First lien senior secured revolving loan		10/3/2013	—	—	(2)(27)
		First lien senior secured loan ($43,750 par due 7/2018)	10.00% (Libor + 8.50%/M)	10/3/2013	43,750	43,750	(2)(25)
					43,750	43,750
Hojeij Branded Foods, Inc.	Airport restaurant operator	First lien senior secured revolving loan ($450 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	450	450	(2)(25) (28)
		First lien senior secured loan ($12,500 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	12,500	12,500	(2)(25)
		First lien senior secured loan ($15,000 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	14,543	15,000	(2)(25)
		Warrants to purchase up to 7.5% of membership interest		2/15/2012	—	299	(2)
		Warrants to purchase up to 324 shares of Class A common stock		2/15/2012	669	4,307	(2)
					28,162	32,556

As of December 31, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Orion Foods, LLC (fka Hot Stuff Foods, LLC) (7)	Convenience food service retailer	First lien senior secured revolving loan ($9,500 par due 9/2014)	10.75% (Base Rate + 7.50%/M)	4/1/2010	9,500	9,500	(2)(25)
		First lien senior secured loan ($33,037 par due 9/2014)	10.00% (Libor + 8.50%/Q)	4/1/2010	33,037	33,037	(3)(25)
		Second lien senior secured loan ($37,552 par due 9/2014)		4/1/2010	18,423	20,205	(2)(24)
		Preferred units (10,000 units)		10/28/2010	—	—	(2)
		Class A common units (25,001 units)		4/1/2010	—	—	(2)
		Class B common units (1,122,452 units)		4/1/2010	—	—	(2)
					60,960	62,742
OTG Management, LLC	Airport restaurant operator	First lien senior secured loan ($25,000 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	25,000	25,000	(2)(25)
		First lien senior secured loan ($7,075 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	7,075	7,075	(2)(25)
		Common units (3,000,000 units)		1/5/2011	3,000	3,638	(2)
		Warrants to purchase up to 7.73% of common units		6/19/2008	100	7,257	(2)
					35,175	42,970
Performance Food Group, Inc. and Wellspring Distribution Corp	Food service distributor	Second lien senior secured loan ($74,625 par due 11/2019)	6.25% (Libor + 5.25%/Q)	5/14/2013	74,282	74,850	(2)(25)
		Class A non-voting common stock (1,366,120 shares)		5/3/2008	6,303	6,529	(2)
					80,585	81,379
PMI Holdings, Inc.	Restaurant owner and operator	Preferred stock (46,025 shares)		12/13/2013	687	687
		Common stock (22,401 shares)		12/13/2013	379	379
					1,066	1,066
Restaurant Holding Company, LLC	Fast food restaurant operator	First lien senior secured loan ($60,125 par due 2/2017)	9.00% (Libor + 7.50%/M)	2/17/2012	59,303	58,922	(3)(25)
		First lien senior secured loan ($9,250 par due 2/2017)	9.00% (Libor + 7.50%/M)	2/17/2012	9,122	9,065	(4)(25)
					68,425	67,987
S.B. Restaurant Company	Restaurant owner and operator	Preferred stock (46,690 shares)		4/1/2010	—	—	(2)
		Warrants to purchase up to 257,429 shares of common stock		4/1/2010	—	—	(2)
					—	—
					380,848	397,872		8.11%
Financial Services
AllBridge Financial, LLC (7)	Asset management services	Equity interests		4/1/2010	5,077	9,718
Callidus Capital Corporation (7)	Asset management services	Common stock (100 shares)		4/1/2010	3,000	1,713
Ciena Capital LLC (7)	Real estate and small business loan servicer	First lien senior secured revolving loan ($14,000 par due 12/2014)	6.00%	11/29/2010	14,000	14,000	(2)
		First lien senior secured loan ($26,000 par due 12/2016)	12.00%	11/29/2010	26,000	26,000	(2)
		Equity interests		11/29/2010	53,374	10,926	(2)
					93,374	50,926
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28,000 par due 5/2018)	12.75%	5/10/2012	28,000	28,000	(2)
Cook Inlet Alternative Risk, LLC	Risk management services	Senior subordinated loan ($1,750 par due 9/2015)	9.00%	9/30/2011	1,750	1,750	(2)
Gordian Acquisition Corp.	Financial services firm	Common stock (526 shares)		11/30/2012	—	—	(2)
Imperial Capital Group LLC	Investment services	2006 Class B common units (2,526 units)		5/10/2007	3	5	(2)
		2007 Class B common units (315 units)		5/10/2007	—	1	(2)
		Class A common units (7,710 units)		5/10/2007	14,997	19,672	(2)
					15,000	19,678

As of December 31, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Ivy Hill Asset Management, L.P. (7)(9)	Asset management services	Member interest (100.00% interest)		6/15/2009	170,961	280,353
					317,162	392,138		8.00%
Consumer Products-Non-durable
Gilchrist & Soames, Inc.	Personal care manufacturer	First lien senior secured revolving loan ($8,700 par due 12/2014)	6.25% (Libor + 5.00%/M)	4/1/2010	8,700	8,700	(2)(25)
		First lien senior secured loan ($22,508 par due 12/2014)	13.44% Cash, 2.00% PIK	4/1/2010	22,504	21,833	(2)
					31,204	30,533
Implus Footcare, LLC	Provider of footwear and other accessories	Preferred stock (455 shares)	6.00% PIK	10/31/2011	5,172	5,172	(2)
		Common stock (455 shares)		10/31/2011	455	170	(2)
					5,627	5,342
Insight Pharmaceuticals Corporation (6)	OTC drug products manufacturer	Second lien senior secured loan ($19,310 par due 8/2017)	13.25% (Libor + 11.75%/Q)	8/26/2011	19,165	19,310	(2)(25)
		Class A common stock (155,000 shares)		8/26/2011	6,035	7,234	(2)
		Class B common stock (155,000 shares)		8/26/2011	6,035	7,234	(2)
					31,235	33,778
Matrixx Initiatives, Inc. and Wonder Holdings Acquisition Corp.	Developer and marketer of over-the-counter healthcare products	Warrants to purchase up to 1,654,678 shares of common stock		7/27/2011	—	1,219	(2)
		Warrants to purchase up to 1,489 shares of preferred stock		7/27/2011	—	1,144	(2)
					—	2,363
Oak Parent, Inc.	Manufacturer of athletic apparel	First lien senior secured loan ($31,295 par due 4/2018)	7.50% (Libor + 7.00%/Q)	4/2/2012	31,184	31,294	(3)(25)
		First lien senior secured loan ($86 par due 4/2018)	9.25% (Base Rate + 6.00%/S)	4/2/2012	85	86	(3)(25)
		First lien senior secured loan ($8,844 par due 4/2018)	7.50% (Libor + 7.00%/Q)	4/2/2012	8,813	8,844	(4)(25)
		First lien senior secured loan ($24 par due 4/2018)	9.25% (Base Rate + 6.00%/S)	4/2/2012	24	24	(4)(25)
					40,106	40,248
PG-ACP Co-Invest, LLC	Supplier of medical uniforms, specialized medical footwear and accessories	Class A membership units (1,000,0000 units)		8/29/2012	1,000	1,526	(2)
The Step2 Company, LLC	Toy manufacturer	Second lien senior secured loan ($25,600 par due 4/2015)	10.00%	4/1/2010	25,089	25,088	(2)
		Second lien senior secured loan ($32,865 par due 4/2015)	10.00%	4/1/2010	30,802	26,292	(2)
		Common units (1,116,879 units)		4/1/2010	24	—
		Warrants to purchase up to 3,157,895 units		4/1/2010	—	—
					55,915	51,380
The Thymes, LLC (7)	Cosmetic products manufacturer	Preferred units (6,283 units)	8.00% PIK	6/21/2007	4,696	4,221
		Common units (5,400 units)		6/21/2007	—	6,687
					4,696	10,908
Woodstream Corporation	Pet products manufacturer	First lien senior secured loan ($8,465 par due 8/2016)	6.00% (Libor + 5.00%/Q)	4/18/2012	8,465	8,465	(4)(25)
		Senior subordinated loan ($80,000 par due 2/2017)	11.50%	4/18/2012	77,412	80,000	(2)
		Common stock (4,254 shares)		1/22/2010	1,222	2,685	(2)
					87,099	91,150
					256,882	267,228		5.45%
Containers-Packaging
ICSH, Inc.	Industrial container manufacturer, reconditioner and servicer	First lien senior secured revolving loan		8/31/2011	—	—	(2)(27)
		First lien senior secured loan ($27,740 par due 8/2016)	7.00% (Libor + 6.00%/Q)	8/31/2011	27,777	27,740	(2)(25)

As of December 31, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($61,518 par due 8/2016)	7.00% (Libor + 6.00%/Q)	8/31/2011	61,518	61,518	(3)(25)
		First lien senior secured loan ($14,718 par due 8/2016)	7.00% (Libor + 6.00%/Q)	8/31/2011	14,718	14,718	(4)(25)
					104,013	103,976
Microstar Logistics LLC, Microstar Global Asset Management LLC, and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($142,500 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	142,500	142,500	(2)(25)
		Common stock (50,000 shares)		12/14/2012	5,000	7,223	(2)
					147,500	149,723
Pregis Corporation, Pregis Intellipack Corp., and Pregis Innovative Packaging Inc.	Provider of highly-customized, tailored protective packaging solutions	First lien senior secured loan ($975 par due 3/2017)	7.75% (Libor + 6.25%/M)	4/25/2012	975	975	(2)(25)
		First lien senior secured loan ($5 par due 3/2017)	8.50% (Base Rate + 5.25%/Q)	4/25/2012	5	5	(2)(25)
					980	980
					252,493	254,679		5.19%
Manufacturing
Cambrios Technologies Corporation	Nanotechnology-based solutions for electronic devices and computers	First lien senior secured loan ($3,030 par due 8/2015)	12.00%	8/7/2012	3,030	3,030	(2)
		Warrants to purchase up to 400,000 shares of Series D-4 convertible preferred stock		8/7/2012	—	6	(2)
					3,030	3,036
Component Hardware Group, Inc.	Commercial equipment	First lien senior secured loan ($23,701 par due 7/2019)	5.50% (Libor + 4.50%/M)	7/1/2013	23,701	23,701	(2)(25)
Lighting Science Group Corporation	Advanced lighting products	Letter of credit facility		9/20/2011	—	—	(2)(29)
Mac Lean-Fogg Company	Provider of intelligent transportation systems products in the traffic and rail industries	Senior subordinated loan ($100,251 par due 10/2023)	9.50% Cash, 1.50% PIK	10/31/2013	100,251	100,251	(2)
MWI Holdings, Inc.	Provider of engineered springs, fasteners, and other precision components	First lien senior secured loan ($38,274 par due 3/2019)	9.38% (Libor + 8.13%/Q)	6/15/2011	38,274	38,274	(2)(25)
		First lien senior secured loan ($10,000 par due 3/2019)	9.38% (Libor + 8.13%/Q)	6/15/2011	10,000	10,000	(4)(25)
					48,274	48,274
NetShape Technologies, Inc.	Metal precision engineered components	First lien senior secured revolving loan ($538 par due 12/2014)	7.50% (Libor + 6.50%/Q)	4/1/2010	538	538	(2)(25)
Pelican Products, Inc.	Flashlights	First lien senior secured loan ($2,317 par due 7/2018)	6.25% (Libor + 5.00%/Q)	7/13/2012	2,317	2,317	(4)(25)
		Second lien senior secured loan ($32,000 par due 6/2019)	11.50% (Libor + 10.00%/Q)	7/13/2012	32,000	32,000	(2)(25)
					34,317	34,317
Protective Industries, Inc. dba Caplugs	Plastic protection products	First lien senior secured loan ($997 par due 10/2019)	6.75% (Libor + 5.75%/Q)	11/30/2012	997	997	(2)(25)
		Preferred stock (2,379,361 shares)		5/23/2011	1,298	4,837	(2)
					2,295	5,834
Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1,000	—	(2)
SSH Environmental Industries, Inc. and SSH Non-Destructive Testing, Inc.	Magnetic sensors and supporting sensor products	First lien senior secured loan ($11,140 par due 12/2016)	9.00% (Libor + 7.50%/Q)	3/23/2012	10,990	11,140	(2)(25)
TPTM Merger Corp.	Time temperature indicator products	First lien senior secured revolving loan ($950 par due 9/2018)	6.25% (Libor + 5.25%/Q)	9/12/2013	950	950	(2)(25)
		First lien senior secured revolving loan ($540 par due 9/2018)	7.50% (Base Rate + 4.25%/Q)	9/12/2013	540	540	(2)(25)
		First lien senior secured loan ($25,935 par due 9/2018)	6.25% (Libor + 5.25%/Q)	9/12/2013	25,935	25,935	(2)(25)
					27,425	27,425
					251,821	254,516		5.19%

As of December 31, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Automotive Services
Driven Holdings, LLC	Automotive aftermarket car care franchisor	Preferred stock (247,500 units)		12/16/2011	2,475	2,852	(2)
		Common stock (25,000 units)		12/16/2011	25	808	(2)
					2,500	3,660
Eckler Industries, Inc.	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($2,000 par due 7/2017)	8.25% (Base Rate + 5.00%/Q)	7/12/2012	2,000	2,000	(2)(25)
		First lien senior secured loan ($8,172 par due 7/2017)	7.25% (Libor + 6.00%/M)	7/12/2012	8,172	8,172	(2)(25)
		First lien senior secured loan ($30,609 par due 7/2017)	7.25% (Libor + 6.00%/M)	7/12/2012	30,609	30,609	(3)(25)
		Series A preferred stock (1,800 shares)		7/12/2012	1,800	2,031	(2)
		Common stock (20,000 shares)		7/12/2012	200	116	(2)
					42,781	42,928
EcoMotors, Inc.	Engine developer	First lien senior secured loan ($5,000 par due 10/2016)	10.83%	12/28/2012	4,869	5,000	(2)
		First lien senior secured loan ($5,000 par due 6/2017)	10.83%	12/28/2012	4,853	5,000	(2)
		First lien senior secured loan ($4,833 par due 7/2016)	10.13%	12/28/2012	4,724	4,833	(2)
		Warrant to purchase up to 321,888 shares of Series C preferred stock		12/28/2012	—	43	(2)
					14,446	14,876
Service King Paint & Body, LLC	Collision repair site operators	First lien senior secured loan ($7,617 par due 8/2017)	4.00% (Libor + 3.00%/Q)	8/20/2012	7,617	7,617	(2)(25)
		First lien senior secured loan ($46,898 par due 8/2017)	6.00% (Libor + 5.00%/Q)	8/20/2012	46,898	46,898	(2)(16)(25)
		First lien senior secured loan ($6,398 par due 8/2017)	4.00% (Libor + 3.00%/Q)	8/20/2012	6,398	6,398	(2)(25)
		First lien senior secured loan ($72,135 par due 8/2017)	6.00% (Libor + 5.00%/Q)	8/20/2012	72,135	72,135	(2)(16)(25)
		First lien senior secured loan ($9,646 par due 8/2017)	4.00% (Libor + 3.00%/Q)	8/20/2012	9,646	9,646	(4)(25)
		First lien senior secured loan ($10,000 par due 8/2017)	6.00% (Libor + 5.00%/Q)	8/20/2012	10,000	10,000	(3)(16)(25)
		Membership interest		8/20/2012	5,000	6,948	(2)
					157,694	159,642
					217,421	221,106		4.51%
Retail
Fulton Holdings Corp. (12)	Airport restaurant operator	First lien senior secured loan ($43,000 par due 5/2018)	8.50%	5/10/2013	43,000	43,000	(2)(12)
		First lien senior secured loan ($40,000 par due 5/2018)	8.50%	5/28/2010	40,000	40,000	(3)(12)
		Common stock (19,672 shares)		5/28/2010	1,461	2,086	(2)
					84,461	85,086
Paper Source, Inc. and Pine Holdings, Inc.	Retailer of fine and artisanal papers, gifts, gift wrap, greeting cards and envelopes	First lien senior secured loan ($18,952 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/23/2013	18,952	18,952	(2)(25)
		Class A common stock (36,364 shares)		9/23/2013	6,000	6,660	(2)
					24,952	25,612
Things Remembered Inc. and TRM Holdings Corporation	Personalized gifts retailer	First lien senior secured loan ($14,813 par due 5/2018)	8.00% (Libor + 6.50%/Q)	5/24/2012	14,813	14,813	(4)(25)
					124,226	125,511		2.56%
Chemicals
Argotec, LLC	Thermoplastic polyurethane films	First lien senior secured revolving loan ($625 par due 5/2018)	7.00% (Base Rate + 3.75%/M)	5/31/2013	625	625	(2)(25)
		First lien senior secured loan ($5,788 par due 5/2019)	5.75% (Libor + 4.75%/M)	5/31/2013	5,788	5,788	(2)(25)
		First lien senior secured loan ($74 par due 5/2019)	7.00% (Base Rate + 3.75%/Q)	5/31/2013	74	74	(2)(25)
					6,487	6,487

As of December 31, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	First lien senior secured loan ($17,730 par due 5/2018)	6.75% (Libor + 5.50%/Q)	12/13/2013	18,256	18,262	(25)
K2 Pure Solutions Nocal, L.P.	Chemical producer	First lien senior secured revolving loan ($2,256 par due 8/2019)	8.13% (Libor + 7.13%/M)	8/19/2013	2,256	2,211	(2)(25)
		First lien senior secured loan ($41,500 par due 8/2019)	7.00% (Libor + 6.00%/M)	8/19/2013	41,500	40,670	(2)(25)
		First lien senior secured loan ($40,000 par due 8/2019)	7.00% (Libor + 6.00%/M)	8/19/2013	40,000	39,200	(3)(25)
					83,756	82,081
					108,499	106,830		2.18%
Aerospace and Defense
Cadence Aerospace, LLC (fka PRV Aerospace, LLC)	Aerospace precision components manufacturer	First lien senior secured loan ($4,459 par due 5/2018)	6.50% (Libor + 5.25%/Q)	5/15/2012	4,425	4,459	(4)(25)
		First lien senior secured loan ($65 par due 5/2018)	7.50% (Base Rate + 4.25%/Q)	5/15/2012	65	65	(4)(25)
		Second lien senior secured loan ($79,657 par due 5/2019)	10.50% (Libor + 9.25%/Q)	5/10/2012	79,657	77,267	(2)(25)
					84,147	81,791
ILC Industries, LLC	Designer and manufacturer of protective cases and technically advanced lighting systems	First lien senior secured loan ($19,192 par due 7/2018)	8.00% (Libor + 6.50%/Q)	7/13/2012	18,885	19,192	(4)(25)
Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	111	111	(2)
		Common stock (1,885,195 shares)		1/17/2008	2,291	1,722	(2)
					2,402	1,833
					105,434	102,816		2.10%
Transportation
Eberle Design, Inc.	Provider of intelligent transportation systems products in the traffic and rail industries	First lien senior secured loan ($30,500 par due 8/2018)	7.50% (Libor + 6.25%/Q)	8/26/2013	30,359	30,500	(2)(25)
PODS Funding Corp. II	Storage and warehousing	First lien senior secured loan ($35,897 par due 12/2018)	7.00% (Libor + 6.00%/Q)	12/19/2013	35,897	35,897	(25)
United Road Towing, Inc.	Towing company	Warrants to purchase up to 607 shares		4/1/2010	—	—
					66,256	66,397		1.35%
Printing, Publishing and Media
Batanga, Inc.	Independent digital media company	First lien senior secured revolving loan ($3,000 par due 4/2014)	8.50%	10/31/2012	3,000	3,000	(2)(23)
		First lien senior secured loan ($4,936 par due 11/2016)	9.60%	10/31/2012	4,936	5,030	(2)(23)
		First lien senior secured loan ($4,500 par due 9/2017)	9.60%	10/31/2012	4,500	4,500	(2)(23)
					12,436	12,530
Earthcolor Group, LLC	Printing management services	Limited liability company interests (9.30%)		5/18/2012	—	—
Encompass Digital Media, Inc.	Provider of outsourced network origination and transmission services for media companies	First lien senior secured loan ($19,651 par due 8/2017)	6.75% (Libor + 5.50%/Q)	12/13/2013	20,233	20,241	(25)
The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	First lien senior secured loan ($20,886 par due 3/2017)	9.00% (Libor + 7.50%/Q)	9/29/2006	20,886	20,469	(2)(25)
		First lien senior secured loan ($9,701 par due 3/2017)	9.00% (Libor + 7.50%/Q)	9/29/2006	9,701	9,507	(4)(25)
		Preferred stock (10,663 shares)		9/29/2006	1,066	2,282	(2)
		Common stock (15,393 shares)		9/29/2006	3	5	(2)
					31,656	32,263
					64,325	65,034		1.33%
Commercial Real Estate Finance
10th Street, LLC (6)	Real estate holding company	Senior subordinated loan ($26,250 par due 11/2014)	8.93% Cash, 4.07% PIK	4/1/2010	26,250	26,250	(2)

As of December 31, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Member interest (10.00% interest)		4/1/2010	594	7,257
		Option (25,000 units)		4/1/2010	25	25
					26,869	33,532
American Commercial Coatings, Inc.	Real estate property	Commercial mortgage loan ($2,275 par due 12/2025)	8.75% (Libor + 7.50%/Q)	4/1/2010	664	1,500
Cleveland East Equity, LLC	Hotel operator	Real estate equity interests		4/1/2010	1,026	5,305
Commons R-3, LLC	Real estate developer	Real estate equity interests		4/1/2010	—	—
Crescent Hotels & Resorts, LLC and affiliates (7)	Hotel operator	Senior subordinated loan ($2,236 par due 9/2011)		4/1/2010	—	—	(2)(24)
		Senior subordinated loan ($2,092 par due 6/2017)		4/1/2010	—	—	(2)(24)
		Common equity interest		4/1/2010	—	—
					1,026	5,305
Hot Light Brands, Inc. (7)	Real estate holding company	First lien senior secured loan ($31,384 par due 2/2011)		4/1/2010	90	253	(2)(24)
		Common stock (93,500 shares)		4/1/2010	—	—	(2)
					90	253
NPH, Inc.	Hotel property	Real estate equity interests		4/1/2010	5,291	5,532
					33,940	46,122		0.94%
Oil and Gas
Geotrace Technologies, Inc.	Reservoir processing and development	Warrants to purchase up to 69,978 shares of common stock		4/1/2010	88	—	(2)
		Warrants to purchase up to 210,453 shares of preferred stock		4/1/2010	2,805	638	(2)
					2,893	638
UL Holding Co., LLC and Universal Lubricants, LLC (6)	Petroleum product manufacturer	Second lien senior secured loan ($10,093 par due 12/2014)		4/30/2012	9,519	7,260	(2)(24)
		Second lien senior secured loan ($42,812 par due 12/2014)		4/30/2012	40,097	30,795	(2)(24)
		Second lien senior secured loan ($4,994 par due 12/2014)		4/30/2012	4,668	3,592	(2)(24)
		Class A common units (151,236 units)		6/17/2011	1,512	—	(2)
		Class B-5 common units (599,200 units)		4/25/2008	5,472	—	(2)
		Class B-4 common units (50,000 units)		6/17/2011	500	—	(2)
		Class C common units (758,546 units)		4/25/2008	—	—	(2)
					61,768	41,647
					64,661	42,285		0.86%
Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	First lien senior secured loan ($34,000 par due 3/2019)	7.25% (Libor + 6.00%/M)	10/11/2007	34,000	34,000	(2)(13)(25)
CFW Co-Invest, L.P. and NCP Curves, L.P.	Health club franchisor	Limited partnership interest (4,152,165 shares)		7/31/2012	4,152	2,913	(2)
		Limited partnership interest (2,218,235 shares)		7/31/2012	2,218	1,556	(2)
					6,370	4,469
					40,370	38,469		0.78%
Telecommunications
American Broadband Communications, LLC, American Broadband Holding Company, and Cameron Holdings of NC, Inc.	Broadband communication services	Warrants to purchase up to 378 shares		11/7/2007	—	6,833	(2)
		Warrants to purchase up to 200 shares		9/1/2010	—	3,615	(2)
					—	10,448
EUNetworks Group Limited (8)	Broadband bandwidth infrastructure provider	First lien senior secured loan ($20,567 par due 5/2019)	7.50% (Libor + 6.50%/Q)	12/13/2013	21,192	21,185	(25)

As of December 31, 2013

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Quantance, Inc.	Designer of semiconductor products to the mobile wireless market	First lien senior secured loan ($3,500 par due 9/2016)	10.25%	8/23/2013	3,402	3,465	(2)
		Warrant to purchase up to 130,432 shares of Series D preferred stock		8/23/2013	74	74	(2)
					3,476	3,539
Startec Equity, LLC (7)	Communication services	Member interest		4/1/2010	—	—
Wilcon Holdings LLC	Communications infrastructure provider	Class A common stock (2,000,000 shares)		12/13/2013	1,829	1,829
					26,497	37,001		0.75%
Environmental Services
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	First lien senior secured loan ($1,500 par due 10/2016)	9.26%	3/28/2013	1,439	1,500	(2)
		Warrant to purchase 322,422 shares of Series D preferred stock		3/28/2013	—	6	(2)
					1,439	1,506
RE Community Holdings II, Inc.and Pegasus Community Energy, LLC.	Operator of municipal recycling facilities	Preferred stock (1,000 shares)		3/1/2011	8,839	532	(2)
Waste Pro USA, Inc.	Waste management services	Preferred Class A common equity (611,615 shares)		11/9/2006	12,263	27,898	(2)
					22,541	29,936		0.61%
Food and Beverage
Apple & Eve, LLC and US Juice Partners, LLC (6)	Juice manufacturer	Senior units (50,000 units)		10/5/2007	5,000	5,205
Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated loan ($2,750 par due 6/2015)	17.50% PIK	2/6/2008	2,750	2,750	(2)
		Preferred stock (6,258 shares)		9/1/2006	2,567	2,260	(2)
					5,317	5,010
Distant Lands Trading Co.	Coffee manufacturer	Class A common stock (1,294 shares)		4/1/2010	980	—	(2)
		Class A-1 common stock (2,157 shares)		4/1/2010	—	—	(2)
					980	—
					11,297	10,215		0.21%
Wholesale Distribution
BECO Holding Company, Inc.	Wholesale distributor of first response fire protection equipment and related parts	Common stock (25,000 shares)		7/30/2010	2,500	3,103	(2)
					2,500	3,103		0.06%
					$7,537,403	$7,632,897		155.63%

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2014

(in thousands, except per share data)

(unaudited)

	Common Stock		Capital in Excess of	Accumulated Overdistributed Net Investment	Accumulated Net Realized Loss on Investments, Foreign Currency Transactions, Extinguishment of Debt and Other	Net Unrealized Gain on Investments and Foreign Currency	Total Stockholders’
	Shares	Amount	Par Value	Income	Assets	Transactions	Equity
Balance at December 31, 2013	297,971	$298	$4,982,477	$(8,785)	$(165,040)	$95,494	$4,904,444
Issuances of common stock in add-on offerings (net of offering and underwriting costs)	15,525	15	257,611	—	—	—	257,626
Shares issued in connection with dividend reinvestment plan	612	1	10,846	—	—	—	10,847
Net increase in stockholders’ equity resulting from operations	—	—	—	309,617	40,060	87,885	437,562
Dividends declared and payable ($1.19 per share)	—	—	—	(360,831)	—	—	(360,831)
Balance at September 30, 2014	314,108	$314	$5,250,934	$(59,999)	$(124,980)	$183,379	$5,249,648

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	For the nine months ended September 30,
	2014	2013
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$437,562	$354,637
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Realized losses on extinguishment of debt	72	—
Net realized gains on investments and foreign currency transactions	(40,132)	(29,272)
Net unrealized gains on investments and foreign currency transactions	(87,885)	(6,469)
Net accretion of discount on investments	(2,094)	(3,953)
Increase in payment-in-kind interest and dividends	(8,137)	(15,189)
Collections of payment-in-kind interest and dividends	8,575	19,388
Amortization of debt issuance costs	12,115	10,444
Accretion of discount on notes payable	11,225	10,103
Depreciation	623	593
Proceeds from sales and repayments of investments	2,155,700	988,329
Purchases of investments	(3,085,126)	(2,429,441)
Changes in operating assets and liabilities:
Interest receivable	(44,003)	(11,505)
Other assets	(9,440)	(1,327)
Base management fees payable	3,415	4,352
Income based fees payable	2,344	4,634
Capital gains incentive fees payable	6,765	(4,375)
Accounts payable and other liabilities	12,856	5,024
Interest and facility fees payable	(2,161)	(1,743)
Net cash used in operating activities	(627,726)	(1,105,770)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	257,626	333,160
Borrowings on debt	2,777,052	4,294,491
Repayments and repurchases of debt	(2,095,423)	(3,362,000)
Debt issuance costs	(8,268)	(9,068)
Dividends paid	(345,012)	(284,369)
Net cash provided by financing activities	585,975	972,214
CHANGE IN CASH AND CASH EQUIVALENTS	(41,751)	(133,556)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	149,629	269,043
CASH AND CASH EQUIVALENTS, END OF PERIOD	$107,878	$135,487
Supplemental Information:
Interest paid during the period	$129,392	$99,411
Taxes, including excise tax, paid during the period	$20,310	$13,012
Dividends declared and payable during the period	$360,831	$298,303

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2014

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

2.             SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”), and include the accounts of the Company and its consolidated subsidiaries. The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition as of and for the periods presented. All significant intercompany balances and transactions have been eliminated.

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

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, the Company looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of the Company’s investments) are valued at fair value as determined in good faith by the Company’s board of directors, based on, among other things, the input of the Company’s investment adviser, audit committee and independent third-party valuation firms that have been engaged at the direction of the Company’s board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions) and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter, and a minimum of 55% of the Company’s portfolio at fair value is subject to review by an independent valuation firm each quarter. In addition, the Company’s independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, the Company’s investment valuation process within the context of performing the integrated audit.

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

The Capital Gains Fee payable to the Company’s investment adviser as calculated under the investment advisory and management agreement (as described above) for the three and nine months ended September 30, 2014 was $0. However, in accordance with GAAP, the Company had cumulatively accrued a capital gains incentive fee of $87,702 as of September 30, 2014 that is not currently due under the investment advisory and management agreement. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the Capital Gains Fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual Capital Gains Fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of September 30, 2014, the Company has paid Capital Gains Fees since inception totaling $33,411, of which $17,425 was paid in the first quarter of 2014. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For the three and nine months ended September 30, 2014, base management fees were $32,685 and $93,500, respectively, income based fees were $31,345 and $85,203, respectively, and capital gains incentive fees calculated in accordance with GAAP were $13,087 and $24,190, respectively.

For the three and nine months ended September 30, 2013, base management fees were $27,467 and $75,587, respectively, income based fees were $32,284 and $81,510, respectively, and the capital gains incentive fees calculated in accordance with GAAP were $2,915 and $7,148, respectively.

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

For the three and nine months ended September 30, 2014, the Company incurred $3,105 and $9,661, respectively, in administrative fees. For the three and nine months ended September 30, 2013, the Company incurred $3,346 and $8,544, respectively, in administrative fees.  As of September 30, 2014, $3,105 of these fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

4.             INVESTMENTS

As of September 30, 2014 and December 31, 2013, investments consisted of the following:

	As of
	September 30, 2014		December 31, 2013
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$4,030,159	$4,012,480	$3,405,597	$3,377,608
Second lien senior secured loans	1,487,954	1,451,583	1,335,761	1,319,191
Subordinated certificates of the SSLP (2)	1,954,145	1,983,457	1,745,192	1,771,369
Senior subordinated debt	470,235	469,377	364,094	323,171
Preferred equity securities	224,522	214,063	226,044	229,006
Other equity securities	430,893	645,557	453,732	600,214
Commercial real estate	2,886	7,063	6,983	12,338
Total	$8,600,794	$8,783,580	$7,537,403	$7,632,897

(1)           The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

(2)           The proceeds from these certificates were applied to co-investments with GE Global Sponsor Finance LLC and General Electric Capital Corporation to fund first lien senior secured loans to 49 and 47 different borrowers as of September 30, 2014 and December 31, 2013, respectively.

The industrial and geographic compositions of the Company’s portfolio at fair value as of September 30, 2014 and December 31, 2013 were as follows:

	As of
	September 30, 2014	December 31, 2013
Industry
Investment Funds and Vehicles (1)	22.9%	23.6%
Healthcare Services	13.9	15.4
Other Services	10.7	7.5
Energy	7.4	5.4
Business Services	6.9	9.2
Education	6.6	6.7
Consumer Products	5.1	3.5
Financial Services	4.7	5.1
Manufacturing	3.3	3.3
Restaurants and Food Services	3.2	5.2
Containers and Packaging	2.9	3.3
Hotel Services	1.8	—
Aerospace and Defense	1.7	1.4
Retail	1.4	1.6
Oil and Gas	1.4	0.6
Other	6.1	8.2
Total	100.0%	100.0%

(1)           Includes the Company’s investment in the SSLP, which had made first lien senior secured loans to 49 and 47 different borrowers as of September 30, 2014 and December 31, 2013, respectively. The portfolio companies in the SSLP are in industries similar to the companies in the Company’s portfolio.

	As of
	September 30, 2014	December 31, 2013
Geographic Region
West (1)	48.4%	50.0%
Midwest	19.8	15.8
Mid Atlantic	14.1	15.9
Southeast	13.9	13.6
Northeast	2.1	1.0
International	1.7	3.7
Total	100.0%	100.0%

(1)           Includes the Company’s investment in the SSLP, which represented 22.6% and 23.2% of the total investment portfolio at fair value as of September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014, 2.2% of total investments at amortized cost (or 1.6% of total investments at fair value) were on non-accrual status. As of December 31, 2013, 3.1% of total investments at amortized cost (or 2.1% of total investments at fair value) were on non-accrual status.

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

As of September 30, 2014 and December 31, 2013, GE and the Company had agreed to make $11.0 billion of capital available to the SSLP, of which approximately $9.5 billion and $8.7 billion in aggregate principal amount, respectively, was funded.  As of September 30, 2014 and December 31, 2013, the Company had agreed to make available to the SSLP approximately $2.3 billion, of which approximately $2.0 billion and $1.7 billion in aggregate principal amount, respectively, was funded.  Investment of any unfunded amount must be approved by the investment committee of the SSLP described above.

As of September 30, 2014 and December 31, 2013, the SSLP had total assets of $9.5 billion and $8.7 billion, respectively. As of September 30, 2014 and December 31, 2013, GE’s investment in the SSLP consisted of senior notes of $7.2 billion and $6.7 billion, respectively, and SSLP Certificates of $279.2 million and $249.3 million, respectively. The SSLP Certificates are junior in right of payment to the senior notes held by GE.  As of September 30, 2014 and December 31, 2013, the Company and GE owned 87.5% and 12.5%, respectively, of the outstanding SSLP Certificates.

The SSLP’s portfolio consisted of first lien senior secured loans to 49 and 47 different borrowers as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014 and December 31, 2013, the portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies.  As of September 30, 2014 and December 31, 2013, one loan was on non-accrual status, representing 0.9% and 1.0%, respectively, of the total loans at principal amount in the SSLP. As of September 30, 2014 and December 31, 2013, the largest loan to a single borrower in the SSLP’s portfolio in aggregate principal amount was $332.9 million and $321.7 million, respectively, and the five largest loans to borrowers in the SSLP totaled $1.5 billion as of the end of both such periods.  The portfolio companies in the SSLP are in industries similar to the companies in the Company’s portfolio.  Additionally, as of September 30, 2014 and December 31, 2013, the SSLP had commitments to fund various delayed draw investments to certain of its portfolio companies of $501.7 million and $510.4 million, respectively, which had been approved by the SSLP investment committee.  As of September 30, 2014 and December 31, 2013, the Company had commitments to co-invest in the SSLP for its portion of the SSLP’s commitments to fund such delayed draw investments of up to $92.8 million and $85.1 million, respectively.

The amortized cost and fair value of the SSLP Certificates held by the Company were $2.0 billion and $2.0 billion, respectively, as of September 30, 2014 and $1.7 billion and $1.8 billion, respectively, as of December 31, 2013.  The SSLP Certificates pay a weighted average coupon of approximately LIBOR plus 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, which may result in a return to the holders of the SSLP Certificates that is greater than the contractual coupon.  The Company’s yield on its investment in the SSLP at fair value was 13.5% and 14.8% as of September 30, 2014 and December 31, 2013, respectively.  For the three and nine months ended September 30, 2014, the Company earned interest income of $69.8 million and $205.4 million, respectively, from its investment in the SSLP Certificates.  For the three and nine months ended September 30, 2013, the Company earned interest income of $59.2 million and $161.2 million, respectively, from its investment in the SSLP Certificates.  The Company is also entitled to certain fees in connection with the SSLP. For the three and nine months ended September 30, 2014, in connection with the SSLP, the Company earned capital structuring service, sourcing and other fees totaling $17.1 million and $46.1 million, respectively. For the three and nine months ended September 30, 2013, in connection with the SSLP, the Company earned capital structuring service, sourcing and other fees totaling $19.9 million and $42.4 million, respectively.

Ivy Hill Asset Management, L.P.

Ivy Hill Asset Management, L.P. (“IHAM”) is an asset management services company and an SEC-registered investment adviser. The Company has made investments in IHAM, its wholly owned portfolio company and previously made investments in certain vehicles managed by IHAM. As of September 30, 2014, IHAM had assets under management (“IHAM AUM”)(1) of approximately $2.6 billion and managed 13 vehicles and served as the sub-manager/sub-servicer for three other vehicles (these vehicles managed or sub-managed/sub-serviced by IHAM are collectively referred to as the “IHAM Vehicles”). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. As of September 30, 2014 and December 31, 2013, IHAM had total investments of $229 million and $170 million, respectively. For the three and nine months ended September 30, 2014, IHAM had management and incentive fee income of $4 million and $15 million, respectively, and other investment-related income of $6 million and $19 million, respectively. For the three and nine months ended September 30, 2013, IHAM had management and incentive fee income of $6 million and $16 million, respectively, and other investment-related income of $7 million and $44 million, respectively.

The amortized cost and fair value of the Company’s investment in IHAM was $171.0 million and $258.9 million, respectively, as of September 30, 2014, and $171.0 million and $280.4 million, respectively, as of December 31, 2013. For the three and nine months ended September 30, 2014, the Company received distributions consisting entirely of dividend income from IHAM of $10.0 million and $40.0 million, respectively. The dividend income for the nine months ended September 30, 2014 included an additional dividend of $10.0 million that was received in the first quarter of 2014, in addition to the quarterly dividends generally paid by IHAM. For the three and nine months ended September 30, 2013, the Company received distributions consisting entirely of dividend income from IHAM of $25.0 million and $62.4 million, respectively. The dividend income for the nine months ended September 30, 2013 included an additional dividend of $17.4 million and $15.0 million that was paid in the first quarter and third quarter of 2013, respectively, in addition to the quarterly dividends generally paid by IHAM. IHAM paid the additional dividends out of accumulated earnings that had previously been retained by IHAM.

From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to, the Company. For any such sales or purchases by the IHAM Vehicles to or from the Company, the IHAM Vehicles must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable. During the nine months ended September 30, 2014, IHAM or certain of the IHAM Vehicles purchased $64.5 million of investments from the Company. No realized gains or losses were recognized on these transactions for the nine months ended September 30, 2014. During the nine months ended September 30, 2013, IHAM or certain of the IHAM Vehicles purchased $139.8 million of investments from the Company.  A net realized loss of $0.1 million was recorded on these transactions for the nine months ended September 30, 2013.  During the nine months ended September 30, 2014 and 2013, the Company purchased $20.2 million and $131.7 million of investments, respectively, from certain of the IHAM Vehicles.

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

(1)           IHAM AUM refers to the assets of the vehicles managed, sub-managed and sub-serviced by IHAM. It includes drawn and undrawn amounts, including certain amounts that are subject to regulatory leverage restrictions and/or borrowing base restrictions. IHAM AUM amounts are as of September 30, 2014 and are unaudited. Certain amounts are preliminary and remain subject to change, and differences may arise due to rounding.

5.             DEBT

In accordance with the Investment Company Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowing. As of September 30, 2014 the Company’s asset coverage was 243%.

The Company’s outstanding debt as of September 30, 2014 and December 31, 2013 were as follows:

	As of
	September 30, 2014					December 31, 2013
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$1,250,000	(2)	$335,000	$335,000		$1,060,000	$—	$—
Revolving Funding Facility	540,000	(3)	324,000	324,000		620,000	185,000	185,000
SMBC Funding Facility	400,000		54,000	54,000		400,000	—	—
February 2016 Convertible Notes	575,000		575,000	562,805	(4)	575,000	575,000	556,456	(4)
June 2016 Convertible Notes	230,000		230,000	224,196	(4)	230,000	230,000	221,788	(4)
2017 Convertible Notes	162,500		162,500	159,936	(4)	162,500	162,500	159,220	(4)
2018 Convertible Notes	270,000		270,000	265,091	(4)	270,000	270,000	264,097	(4)
2019 Convertible Notes	300,000		300,000	295,913	(4)	300,000	300,000	295,279	(4)
2018 Notes	750,000		750,000	750,745	(5)	600,000	600,000	596,756	(5)
February 2022 Notes	143,750		143,750	143,750		143,750	143,750	143,750
October 2022 Notes	182,500		182,500	182,500		182,500	182,500	182,500
2040 Notes	200,000		200,000	200,000		200,000	200,000	200,000
2047 Notes	229,557		229,557	181,265	(6)	230,000	230,000	181,429	(6)
Total	$5,233,307		$3,756,307	$3,679,201		$4,973,750	$3,078,750	$2,986,275

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

(4)           Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below) less the unaccreted discount initially recorded upon issuance of the Convertible Unsecured Notes. The total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes was $12,195, $5,804, $2,564, $4,909 and $4,087, respectively, as of September 30, 2014. The total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes was $18,544, $8,212, $3,280, $5,903 and $4,721 respectively, as of December 31, 2013.

(5)           As of September 30, 2014, represents the aggregate principal amount outstanding plus the net unamortized premium of $745 that was initially recorded upon the issuances of the 2018 Notes. As of December 31, 2013, represents the aggregate principal amount less the unaccreted discount of $3,244 initially recognized on the first issuance of the 2018 Notes.

(6)           Represents the aggregate principal amount outstanding less the unaccreted purchased discount initially recorded as a part of the Allied Acquisition (as defined below). The total unaccreted purchased discount for the 2047 Notes was $48,292 and $48,571 as of September 30, 2014 and December 31, 2013, respectively.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all the Company’s outstanding debt as of September 30, 2014 were 4.9% and 6.8 years, respectively, and as of December 31, 2013 were 5.3% and 7.9 years, respectively.

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

Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of the Company and its consolidated subsidiaries of not less than 2.0:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Borrowings under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio that are pledged as collateral. As of September 30, 2014, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of September 30, 2014 there was $335,000 outstanding under the Revolving Credit Facility. As of December 31, 2013, there were no amounts outstanding under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $200,000. As of September 30, 2014 and December 31, 2013, the Company had $30,369 and $47,898, respectively, in letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued. As of September 30, 2014, there was $884,631 available for borrowing (net of letters of credit issued) under the Revolving Credit Facility.

Since May 2, 2013, subject to certain exceptions, the interest rate charged on the Revolving Credit Facility is based on LIBOR plus an applicable spread of 2.00% or a “base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 1.00%. From May 5, 2012 through May 1, 2013, the interest rate charged on the Revolving Credit Facility was based on LIBOR plus an applicable spread of 2.25% or a “base rate” plus an applicable spread of 1.25%. As of September 30, 2014, the one, two, three and six month LIBOR was 0.16%, 0.20%, 0.24% and 0.33%, respectively. As of December 31, 2013, the one, two, three and six month LIBOR was 0.17%, 0.21%, 0.25% and 0.35%, respectively. In addition to the stated interest expense on the Revolving Credit Facility, the Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. Since May 2, 2013, the Company is also required to pay a letter of credit fee of 2.25% per annum on letters of credit issued. From May 5, 2012 through May 1, 2013, the letter of credit fee was 2.50%.

The Revolving Credit Facility is secured by certain assets in the Company’s portfolio and excludes investments held by Ares Capital CP under the Revolving Funding Facility and those held by ACJB under the SMBC Funding Facility, each as discussed below, and certain other investments.

For the three and nine months ended September 30, 2014 and 2013, the components of interest and credit facility fees expense for the Revolving Credit Facility were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Stated interest expense	$137	$1,700	$137	$2,353
Facility fees	1,320	855	3,786	2,933
Amortization of debt issuance costs	641	622	1,914	2,105
Total interest and credit facility fees expense	$2,098	$3,177	$5,837	$7,391
Cash paid for interest expense	$43	$1,736	$43	$2,097
Average stated interest rate	2.05%	2.19%	2.05%	2.19%
Average outstanding balance	$26,141	$304,163	$8,810	$141,751

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

Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by Ares Capital CP. Ares Capital CP is also subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests, loans with fixed rates and loans with certain investment ratings, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow. The Company and Ares Capital CP are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility. As of September 30, 2014, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

As of September 30, 2014 and December 31, 2013, there was $324,000 and $185,000 outstanding, respectively, under the Revolving Funding Facility. Since January 25, 2013, the interest charged on the Revolving Funding Facility is based on applicable spreads ranging from 2.25% to 2.50% over LIBOR and ranging from 1.25% to 1.50% over “base rate” (as defined in the agreements governing the Revolving Funding Facility) in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the Revolving Funding Facility. From January 18, 2012 through January 24, 2013, the interest rate charged on the Revolving Funding Facility was based on LIBOR plus an applicable spread of 2.50% or on a “base rate” plus an applicable spread of 1.50%. As of September 30, 2014 and December 31, 2013, the interest rate in effect was based on one month LIBOR, which was 0.16% and 0.17%, respectively. Through May 13, 2014, Ares Capital CP was required to pay a commitment fee between 0.50% and 1.75% per annum depending on the size of the unused portion of the Revolving Funding Facility. Since May 14, 2014, Ares Capital CP is required to pay a commitment fee between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility.

For the three and nine months ended September 30, 2014 and 2013, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Stated interest expense	$1,811	$2,244	$2,354	$4,445
Facility fees	435	438	3,731	2,791
Amortization of debt issuance costs	578	504	1,638	1,510
Total interest and credit facility fees expense	$2,824	$3,186	$7,723	$8,746
Cash paid for interest expense	$324	$1,727	$2,066	$4,231
Average stated interest rate	2.40%	2.43%	2.40%	2.45%
Average outstanding balance	$294,739	$360,641	$129,088	$239,546

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

Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by ACJB. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Funding Facility. As of September 30, 2014, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

As of September 30, 2014, there was $54,000 outstanding under the SMBC Funding Facility.  As of December 31, 2013, there were no amounts outstanding under the SMBC Funding Facility. Since December 19, 2013, subject to certain exceptions, the interest rate charged on the SMBC Funding Facility is based on one month LIBOR plus an applicable spread of 2.00% or a “base rate” (as defined in the agreements governing the SMBC Funding Facility) plus an applicable spread of 1.00%. Prior to and including December 19, 2013, subject to certain exceptions, the interest rate charged on the SMBC Funding Facility was based on one month LIBOR plus an applicable spread of 2.125% or a “base rate” (as defined in the agreements governing the SMBC Funding Facility) plus an applicable spread of 1.125%. As of September 30, 2014 and December 31, 2013, one-month LIBOR was 0.16% and 0.17%, respectively. ACJB was not required to pay a commitment fee until September 15, 2013 and through December 19, 2013, at which time ACJB was required to pay a commitment fee of up to 0.50% per annum depending on the size of the unused portion of the SMBC Funding Facility. From December 20, 2013 through March 14, 2014, ACJB was required to pay a commitment fee of up to 0.75% per annum depending on the size of the unused portion of the SMBC Funding Facility. After March 14, 2014, ACJB is required to pay a commitment fee of between 0.35% and 0.875% per annum depending on the size of the unused portion of the SMBC Funding Facility.

For the three and nine months ended September 30, 2014 and 2013, the components of interest and credit facility fees expense for the SMBC Funding Facility were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Stated interest expense	$237	$—	$237	$—
Facility fees	383	67	1,188	67
Amortization of debt issuance costs	281	269	843	773
Total interest and credit facility fees expense	$901	$336	$2,268	$840
Cash paid for interest expense	$191	$—	$191	$16
Average stated interest rate	2.13%	—%	2.13%	—%
Average outstanding balance	$43,467	$—	$14,648	$—

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

In certain circumstances, the Convertible Unsecured Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of its common stock, at the Company’s election, at their respective conversion rates (listed below as of September 30, 2014) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the Convertible Unsecured Notes Indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if the Company engages in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require the Company to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of September 30, 2014 are listed below.

	February 2016 Convertible Notes	June 2016 Convertible Notes	2017 Convertible Notes	2018 Convertible Notes	2019 Convertible Notes
Conversion premium	17.5%	17.5%	17.5%	17.5%	15.0%
Closing stock price at issuance	$16.28	$16.20	$16.46	$16.91	$17.53
Closing stock price date	January 19, 2011	March 22, 2011	March 8, 2012	October 3, 2012	July 15, 2013
Conversion price (1)	$18.56	$18.47	$19.02	$19.70	$20.05
Conversion rate (shares per one thousand dollar principal amount)(1)	53.8839	54.1501	52.5696	50.7591	49.8854
Conversion dates	August 15, 2015	December 15, 2015	September 15, 2016	July 15, 2017	July 15, 2018

(1)   Represents conversion price and conversion rate, as applicable, as of September 30, 2014, taking into account certain de minimis adjustments that will be made on the conversion date.

As of September 30, 2014, the principal amounts of each series of the Convertible Unsecured Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The Convertible Unsecured Notes Indentures contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of the Convertible Unsecured Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Unsecured Notes Indentures. As of September 30, 2014, the Company was in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures.

The Convertible Unsecured Notes are accounted for in accordance with ASC 470-20. Upon conversion of any of the Convertible Unsecured Notes, the Company intends to pay the outstanding principal amount in cash and to the extent that the conversion value exceeds the principal amount, the Company has the option to pay in cash or shares of the Company’s common stock (or a combination of cash and shares) in respect of the excess amount, subject to the requirements of the Convertible Unsecured Notes Indentures. The Company has determined that the embedded conversion options in the Convertible Unsecured Notes are not required to be separately accounted for as a derivative under GAAP. In accounting for the Convertible Unsecured Notes, the Company estimated at the time of issuance separate debt and equity components for each of the Convertible Unsecured Notes. An original issue discount equal to the equity components of the Convertible Unsecured Notes was recorded in “capital in excess of par value” in the accompanying consolidated balance sheet. Additionally, the issuance costs associated with the Convertible Unsecured Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.

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

(1)   At time of issuance.

(2)   At time of issuance and as of September 30, 2014.

In addition to the original issue discount equal to the equity components of the Convertible Unsecured Notes, the 2018 Convertible Notes and the 2019 Convertible Notes were each issued at a discount. The Company records interest expense comprised of both stated interest expense as well as accretion of any original issue discount.

As of September 30, 2014, the components of the carrying value of the Convertible Unsecured Notes, the stated interest rate and the effective interest rate were as follows:

	February 2016 Convertible Notes	June 2016 Convertible Notes	2017 Convertible Notes	2018 Convertible Notes	2019 Convertible Notes
Principal amount of debt	$575,000	$230,000	$162,500	$270,000	$300,000
Original issue discount, net of accretion	(12,195)	(5,804)	(2,564)	(4,909)	(4,087)
Carrying value of debt	$562,805	$224,196	$159,936	$265,091	$295,913
Stated interest rate	5.750%	5.125%	4.875%	4.750%	4.375%
Effective interest rate(1)	7.2%	6.5%	5.5%	5.2%	4.7%

(1)   The effective interest rate of the debt component of the Convertible Unsecured Notes is equal to the stated interest rate plus the accretion of original issue discount.

For the three and nine months ended September 30, 2014 and 2013, the components of interest expense and cash paid for interest expense for the Convertible Notes were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Stated interest expense	$19,680	$19,024	$59,042	$51,822
Amortization of debt issuance costs	1,851	1,794	5,415	5,009
Accretion of original issue discount	3,763	3,476	11,100	9,933
Total interest expense	$25,294	$24,294	$75,557	$66,764
Cash paid for interest expense	$33,467	$30,289	$72,718	$56,675

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

2047 Notes

As part of the acquisition of Allied Capital Corporation (“Allied Capital”) in April 2010 (the “Allied Acquisition”), the Company assumed $230,000 aggregate principal amount of unsecured notes due on April 15, 2047 (the “2047 Notes” and together with the 2018 Notes, the February 2022 Notes, the October 2022 Notes and the 2040 Notes, the “Unsecured Notes”). The 2047 Notes bear interest at a rate of 6.875%, payable quarterly and all principal is due upon maturity. The 2047 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option, at a par redemption price of $25.00 per security plus accrued and unpaid interest. During the nine months ended September 30, 2014, the Company purchased $443 aggregate principal amount of the 2047 Notes and as a result of these transactions, the Company recognized a realized loss of $72.  As of September 30, 2014 and December 31, 2013, the outstanding principal was $229,557 and $230,000, respectively, and the carrying value was $181,265 and $181,429, respectively. The carrying value represents the outstanding principal amount of the 2047 Notes less the unaccreted purchased discount initially recorded as a part of the Allied Acquisition.

For the three and nine months ended September 30, 2014 and 2013, the components of interest expense and cash paid for interest expense for the Unsecured Notes were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Stated interest expense	$22,157	$13,024	$65,925	$39,074
Amortization of debt issuance costs	799	349	2,305	1,047
Accretion of purchase discount	23	58	125	170
Total interest expense	$22,979	$13,431	$68,355	$40,291
Cash paid for interest expense	$13,017	$13,024	$54,374	$36,392

The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of September 30, 2014, the Company was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

The Convertible Unsecured Notes and the Unsecured Notes are the Company’s unsecured obligations and rank senior in right of payment to any future indebtedness that is expressly subordinated in right of payment to the Convertible Unsecured Notes and the Unsecured Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not expressly subordinated; effectively junior in right of payment to any of its secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

6.             DERIVATIVE INSTRUMENTS

The Company may enter into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. Forward contracts are considered undesignated derivative instruments.

Certain information related to the Company’s derivative financial instruments is presented below as of September 30, 2014:

	As of September 30, 2014
Description	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets in the Balance Sheet	Balance Sheet Location
Foreign currency forward contract	CAD	45,000	1/8/2015	$40,247	$(40,064)	$183	Other assets
Foreign currency forward contract	€5,000		11/21/2014	6,660	(6,317)	343	Other assets
Total				$46,907	$(46,381)	$526

7.             COMMITMENTS AND CONTINGENCIES

The Company has various commitments to fund investments in its portfolio as described below.

As of September 30, 2014 and December 31, 2013, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company’s discretion:

	As of
	September 30, 2014	December 31, 2013
Total revolving and delayed draw commitments	$769,214	$834,444
Less: funded commitments	(139,373)	(87,073)
Total unfunded commitments	629,841	747,371
Less: commitments substantially at discretion of the Company	(6,000)	(16,000)
Less: unavailable commitments due to borrowing base or other covenant restrictions	—	(1,660)
Total net adjusted unfunded revolving and delayed draw commitments	$623,841	$729,711

Included within the total revolving and delayed draw commitments as of September 30, 2014 were commitments to issue up to $79,750 in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2014, the Company had $20,399 in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. In addition to these letters of credit included as a part of the total revolving and delayed draw commitments to portfolio companies, as of September 30, 2014 the Company also had $5,284 of letters of credit issued and outstanding on behalf of other portfolio companies. For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. None of these letters of credit issued and outstanding are recorded as a liability on the Company’s balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit $75 expire in 2014, $24,961 expire in 2015 and $647 expire in 2016.

The Company also has commitments to co-invest in the SSLP for the Company’s portion of the SSLP’s commitments to fund delayed draw investments to certain portfolio companies of the SSLP. See Note 4 for more information.

As of September 30, 2014 and December 31, 2013, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of
	September 30, 2014	December 31, 2013
Total private equity commitments	$109,500	$59,500
Less: funded private equity commitments	(15,197)	(11,891)
Total unfunded private equity commitments	94,303	47,609
Less: private equity commitments substantially at discretion of the Company	(91,163)	(43,206)
Total net adjusted unfunded private equity commitments	$3,140	$4,403

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

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of September 30, 2014 and December 31, 2013. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of September 30, 2014
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
First lien senior secured loans	$4,012,480	Yield analysis	Market yield	4.0% - 19.9%	8.3%
Second lien senior secured loans	1,451,583	Yield analysis	Market yield	6.3% - 20.8%	9.1%
Subordinated certificates of the SSLP	1,983,457	Discounted cash flow	Discount rate	10.0% - 13.0%	11.5%
Senior subordinated debt	469,377	Yield analysis	Market yield	8.3% - 14.0%	10.7%
Preferred equity securities	214,063	EV market multiple analysis	EBITDA multiple	4.5x - 15.7x	9.1	x
Other equity securities and other	649,661	EV market multiple analysis	EBITDA multiple	4.5x - 14.5x	9.1	x
Total	$8,780,621

	As of December 31, 2013
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
First lien senior secured loans	$3,377,608	Yield analysis	Market yield	4.0% - 19.0%	8.4%
Second lien senior secured loans	1,319,191	Yield analysis	Market yield	6.1% - 25.3%	10.3%
Subordinated certificates of the SSLP	1,771,369	Discounted cash flow	Discount rate	10.5% - 13.5%	12.3%
Senior subordinated debt	323,171	Yield analysis	Market yield	9.0% - 17.5%	11.4%
Preferred equity securities	229,006	EV market multiple analysis	EBITDA multiple	4.5x - 11.6x	8.3	x
Other equity securities and other	612,552	EV market multiple analysis	EBITDA multiple	4.5x - 14.8x	8.6	x
Total	$7,632,897

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

The following table presents fair value measurements of cash and cash equivalents, investments and derivatives as of September 30, 2014:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$107,878	$107,878	$—	$—
Investments	$8,783,580	$2,959	$—	$8,780,621
Derivatives	$526	$—	$526	$—

The following table presents fair value measurements of cash and cash equivalents and investments as of December 31, 2013:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$149,629	$149,629	$—	$—
Investments	$7,632,897	$—	$—	$7,632,897

The following table presents changes in investments that use Level 3 inputs as of and for the three and nine months ended September 30, 2014:

As of and for the three months ended September 30, 2014
Balance as of June 30, 2014	$8,065,826
Net realized gains	73,690
Net unrealized losses	(5,498)
Purchases	1,350,079
Sales	(226,293)
Redemptions	(480,582)
Payment-in-kind interest and dividends	2,431
Net accretion of discount on securities	1,266
Net transfers in and/or out of Level 3	(298)
Balance as of September 30, 2014	$8,780,621

As of and for the nine months ended September 30, 2014
Balance as of December 31, 2013	$7,632,897
Net realized gains	38,207
Net unrealized gains	86,124
Purchases	3,085,331
Sales	(606,222)
Redemptions	(1,464,155)
Payment-in-kind interest and dividends	8,137
Net accretion of discount on securities	2,094
Net transfers in and/or out of Level 3	(1,792)
Balance as of September 30, 2014	$8,780,621

As of September 30, 2014, the net unrealized appreciation on the investments that use Level 3 inputs was $181,170.

For the three and nine months ended September 30, 2014, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of September 30, 2014, and reported within the net unrealized gains (losses) from investments in the Company’s consolidated statement of operations was $47,286 and $73,318, respectively.

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

For the three and nine months ended September 30, 2013, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of September 30, 2013 and reported within the net unrealized gains (losses) from investments in the Company’s consolidated statement of operations was $9,442 and $1,530, respectively.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

Following are the carrying and fair values of the Company’s debt obligations as of September 30, 2014 and December 31, 2013. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	September 30, 2014			December 31, 2013
	Carrying value(1)		Fair value	Carrying value(1)		Fair value
Revolving Credit Facility	$335,000		$335,000	—		—
Revolving Funding Facility	324,000		324,000	185,000		185,000
SMBC Funding Facility	54,000		54,000	—		—
February 2016 Convertible Notes (principal amount outstanding of $575,000)	562,805	(2)	605,636	556,456	(2)	620,960
June 2016 Convertible Notes (principal amount outstanding of $230,000)	224,196	(2)	240,667	221,788	(2)	246,810
2017 Convertible Notes (principal amount outstanding of $162,500)	159,936	(2)	169,741	159,220	(2)	172,289
2018 Convertible Notes (principal amount outstanding of $270,000)	265,091	(2)	280,106	264,096	(2)	284,702
2019 Convertible Notes (principal amount outstanding of $300,000)	295,913	(2)	310,560	295,279	(2)	311,169
2018 Notes (principal amount outstanding of $750,000 and $600,000, respectively)	750,745	(3)	793,658	596,757	(3)	619,782
February 2022 Notes (principal amount outstanding of $143,750)	143,750		145,569	143,750		149,364
October 2022 Notes (principal amount outstanding of $182,500)	182,500		181,937	182,500		181,770
2040 Notes (principal amount outstanding of $200,000)	200,000		206,888	200,000		199,208
2047 Notes (principal amount outstanding of $229,557 and $230,000, respectively)	181,265	(4)	229,071	181,429	(4)	206,606
	$3,679,201	(5)	$3,876,833	$2,986,275	(5)	$3,177,660

(1)           Except for the Convertible Unsecured Notes, the 2018 Notes and the 2047 Notes, all carrying values are the same as the principal amounts outstanding.

(2)           Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes less the unaccreted discount initially recorded upon issuance of each respective series of the Convertible Unsecured Notes.

(3)           As of September 30, 2014, represents the aggregate principal amount outstanding plus the net unamortized premium that was initially recorded upon the issuances of the 2018 Notes. As of December 31, 2013, represents the aggregate principal amount outstanding of the 2018 Notes less the unaccreted discount initially recognized on the first issuance of the 2018 Notes.

(4)           Represents the aggregate principal amount outstanding of the 2047 Notes less the unaccreted purchased discount.

(5)           Total principal amount of debt outstanding totaled $3,756,307 and $3,078,750 as of September 30, 2014 and December 31, 2013, respectively.

The following table presents fair value measurements of the Company’s debt obligations as of September 30, 2014 and December 31, 2013:

	As of
Fair Value Measurements Using	September 30, 2014	December 31, 2013
Level 1	$763,465	$736,948
Level 2	3,113,368	2,440,712
Total	$3,876,833	$3,177,660

9.             STOCKHOLDERS’ EQUITY

The following table summarizes the total shares issued and proceeds received in public offerings of the Company’s common stock net of underwriting discounts and offering costs for the nine months ended September 30, 2014 and 2013:

	Shares issued	Offering price per share		Proceeds net of underwriting and operating costs
2014
July 2014 public offering	15,525	$16.63	(1)	257,626
Total for the nine months ended September 30, 2014	15,525			257,626
2013
April 2013 public offering	19,147	$17.43	(2)	$333,174
Total for the nine months ended September 30, 2013	19,147			$333,174

(1)           The shares were sold to the underwriters for a price of $16.63 per share, which the underwriters were then permitted to sell at variable prices to the public.

(2)           The shares were sold to the underwriters for a price of $17.43 per share, which the underwriters were then permitted to sell at variable prices to the public.

The Company used the net proceeds from the above public equity offerings to repay outstanding indebtedness and for general corporate purposes, which included funding investments in accordance with its investment objective.

10.          EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity resulting from operations per share for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Net increase in stockholders’ equity resulting from operations available to common stockholders:	$177,739	$140,797	$437,562	$354,637
Weighted average shares of common stock outstanding—basic and diluted:	310,564	268,312	302,315	261,120
Basic and diluted net increase in stockholders’ equity resulting from operations per share:	$0.57	$0.52	$1.45	$1.36

For the purpose of calculating diluted net increase in stockholders’ equity resulting from operations per share, the average closing price of the Company’s common stock for the three and nine months ended September 30, 2014  and 2013 was each less than the conversion price for each of the Convertible Unsecured Notes outstanding as of September 30, 2014 and 2013, respectively. Therefore, for all periods presented in the financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Unsecured Notes have no impact on the computation of diluted net increase in stockholders’ equity resulting from operations per share.

11.          DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared and payable during the nine months ended September 30, 2014 and 2013:

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount
August 5, 2014	September 15, 2014	September 30, 2014	$0.38		$119,361
May 6, 2014	June 16, 2014	June 30, 2014	0.38		113,343
February 26, 2014	March 14, 2014	March 31, 2014	0.38		113,228
November 5, 2013	March 14, 2014	March 28, 2014	0.05	(1)	14,899
Total declared and payable for the nine months ended September 30, 2014			$1.19		$360,831

August 6, 2013	September 16, 2013	September 30, 2013	$0.38		$101,959
May 7, 2013	June 14, 2013	June 28, 2013	0.38		101,856
February 27, 2013	March 15, 2013	March 29, 2013	0.38		94,488
Total declared and payable for the nine months ended September 30, 2013			$1.14		$298,303

(1)           Represents an additional dividend.

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the nine months ended September 30, 2014 and 2013 was as follows:

	For the nine months ended September 30,
	2014	2013
Shares issued	612	796
Average price per share	$17.74	$17.51

Shares purchased by plan agent for stockholders	336	—
Average price per share	$16.19	$—

12.          RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, the Company bears all costs and expenses of the operation of the Company and reimburses its investment adviser or its affiliates for certain of such costs and expenses incurred in the operation of the Company. For the three and nine months ended September 30, 2014, the Company’s investment adviser or its affiliates incurred such expenses totaling $1,446 and $4,504, respectively. For the three and nine months ended September 30, 2013, the Company’s investment adviser or its affiliates incurred such expenses totaling $1,969 and $4,146, respectively. As of September 30, 2014, $1,517 was unpaid and such payable is included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

The Company is party to office leases pursuant to which it is leasing office facilities from third parties. For certain of these office leases, the Company has also entered into separate subleases with Ares Management LLC, the sole member of Ares Capital Management, and IHAM, pursuant to which Ares Management LLC and IHAM sublease a portion of these leases.  For the three and nine months ended September 30, 2014, amounts payable to the Company under these subleases totaled $1,269 and $3,015, respectively. For the three and nine months ended September 30, 2013, amounts payable to the Company under these subleases totaled $628 and $1,450, respectively.

Ares Management LLC has also entered into separate subleases with the Company, pursuant to which the Company subleases certain office leases from Ares Management LLC.  For the three and nine months ended September 30, 2014, amounts payable to Ares Management LLC under these subleases totaled $186 and $371, respectively. For the three and nine months ended September 30, 2013, amounts payable to Ares Management LLC under these subleases totaled $104.

See Note 3 for descriptions of other related party transactions.

13.                               FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the nine months ended September 30, 2014 and 2013:

	For the nine months ended September 30,
Per Share Data:	2014	2013
Net asset value, beginning of period(1)	$16.46	$16.04
Issuances of common stock	—	0.10
Net investment income for period(2)	1.02	1.22
Net realized and unrealized gains for period(2)	0.42	0.13
Net increase in stockholders’ equity	1.44	1.45
Total distributions to stockholders	(1.19)	(1.14)
Net asset value at end of period(1)	$16.71	$16.35

Per share market value at end of period	$16.16	$17.29
Total return based on market value(3)	(2.36)%	5.31%
Total return based on net asset value(4)	8.81%	8.48%
Shares outstanding at end of period	314,108	268,596

Ratio/Supplemental Data:
Net assets at end of period	$5,249,648	$4,392,356
Ratio of operating expenses to average net assets(5)(6)	10.44%	10.03%
Ratio of net investment income to average net assets(5)(7)	8.23%	10.08%
Portfolio turnover rate(5)	34%	20%

(1)         The net assets used equals the total stockholders’ equity on the consolidated balance sheet.

(2)         Weighted average basic per share data.

(3)         For the nine months ended September 30, 2014, the total return based on market value equaled the decrease of the ending market value at September 30, 2014 of $16.16 per share from the ending market value at December 31, 2013 of $17.77 per share plus the declared and payable dividends of $1.19 per share for the nine months ended September 30, 2014, divided by the market value at December 31, 2013.  For the nine months ended September 30, 2013, the total return based on market value equaled the decrease of the ending market value at September 30, 2013 of $17.29 per share from the ending market value at December 31, 2012 of $17.50 per share plus the declared dividends of $1.14 per share for the nine months ended September 30, 2013, divided by the market value at December 31, 2012. Total return based on market value is not annualized. The Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4)         For the nine months ended September 30, 2014, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.19 per share for the nine months ended September 30, 2014, divided by the beginning net asset value at December 31, 2013. For the nine months ended September 30, 2013, the total return based on net asset value equaled the change in net asset value during the period plus the declared dividends of $1.14 per share for the nine months ended September 30, 2013, divided by the beginning net asset value at December 31, 2012. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan, the issuance of common stock in connection with any equity offerings and the equity components of any convertible notes issued during the period. Total return based on net asset value is not annualized. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)         The ratios reflect an annualized amount.

(6)         For the nine months ended September 30, 2014, the ratio of operating expenses to average net assets consisted of 2.48% of base management fees, 2.91% of income based fees and capital gains incentive fees, 4.25% of the cost of borrowing and 0.80% of other operating expenses. For the nine months ended September 30, 2013, the ratio of operating expenses to average net assets consisted of 2.39% of base management fees,  2.80% of income based fees and capital gains incentive fees, 3.92% of the cost of borrowing and 0.92% of other operating expenses. These ratios reflect annualized amounts.

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

On May 20, 2013, the Company was named as one of several defendants in an action (the “Action”) filed in the United States District Court for the Eastern District of Pennsylvania (the “Pennsylvania Court”) by the bankruptcy trustee of DSI Renal Holdings LLC and two related companies. On March 17, 2014 the Action was transferred to the United States District Court for the District of Delaware (the “Delaware Court”) pursuant to a motion filed by the defendants and granted by the Pennsylvania Court. On May 6, 2014, the Delaware Court referred the Action to the United States Bankruptcy Court for the District of Delaware. The complaint in the Action alleges, among other things, that each of the named defendants participated in a purported “fraudulent transfer” involving the restructuring of a subsidiary of DSI Renal Holdings LLC. Among other things, the complaint seeks, jointly and severally from all defendants, (1) damages of approximately $425 million, of which the complaint states the Company’s individual share is approximately $117 million, and (2) punitive damages. The Company is currently unable to assess with any certainty whether it may have any exposure in the Action. The Company believes the plaintiff’s claims are without merit and intends to vigorously defend itself in the Action.

15.                               SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2014, except as disclosed below.

The Company has applied to the Small Business Administration (“SBA”) for a license to allow a new wholly owned subsidiary to operate as a Small Business Investment Company (“SBIC”) under the Small Business Investment Act of 1958. In May 2014, the Company received a “green light” or “go forth letter” from the SBA inviting the Company to continue its application process to obtain a license to form and operate an SBIC subsidiary, and the Company submitted its license application in October 2014. If approved, the license would provide the Company with an incremental source of long-term debt capital. Receipt of a green light letter from the SBA does not assure an applicant that the SBA will ultimately issue an SBIC license, and the Company has received no assurance or indication from the SBA that the Company will receive an SBIC license or of the timeframe in which the Company would receive a license should one ultimately be granted.

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

Since our initial public offering on October 8, 2004 through September 30, 2014, our exited investments resulted in an aggregate cash flow realized internal rate of return to us of approximately 13% (based on original cash invested, net of syndications, of approximately $9.2 billion and total proceeds from such exited investments of approximately $11.2 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized. Approximately 69% of these exited investments resulted in an aggregate cash flow realized internal rate of return to us of 10% or greater.

Additionally, since our initial public offering on October 8, 2004 through September 30, 2014, our realized gains have exceeded our realized losses by approximately $296 million (excluding a one-time gain on the acquisition of Allied Capital Corporation (“Allied Capital”) and realized gains/losses from the extinguishment of debt and other assets). For this same time period, our average annualized net realized gain rate was approximately 1.1% (excluding a one-time gain on the acquisition of Allied Capital and realized gains/losses from the extinguishment of debt and other assets). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the three months ended September 30, 2014 and 2013 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the three months ended September 30,
(dollar amounts in millions)	2014	2013
New investment commitments (1):
New portfolio companies	$488.5	$842.3
Existing portfolio companies(2)	829.5	289.7
Total new investment commitments	1,318.0	1,132.0
Less:
Investment commitments exited	654.2	391.1
Net investment commitments	$663.8	$740.9
Principal amount of investments funded:
First lien senior secured loans	$826.1	$603.7
Second lien senior secured loans	294.0	134.9
Subordinated certificates of the Senior Secured Loan Fund LLC (the “SSLP”)(3)	86.4	182.4
Senior subordinated debt	126.4	—
Preferred equity securities	5.0	—
Other equity securities	12.2	10.7
Total	$1,350.1	$931.7
Principal amount of investments sold or repaid:
First lien senior secured loans	$365.0	$190.9
Second lien senior secured loans	102.6	42.9
Subordinated certificates of the SSLP(3)	70.4	25.3
Senior subordinated debt	40.9	106.1
Preferred equity securities	11.0	5.5
Other equity securities	39.3	2.1
Commercial real estate	4.0	—
Total	$633.2	$372.8
Number of new investment commitments (4)	30	25
Average new investment commitment amount	$43.9	$45.3
Weighted average term for new investment commitments (in months)	73	79
Percentage of new investment commitments at floating rates	87%	95%
Percentage of new investment commitments at fixed rates	12%	4%
Weighted average yield of debt and other income producing securities (5):
Funded during the period at amortized cost	8.8%	9.5%
Funded during the period at fair value (6)	8.7%	9.5%
Exited or repaid during the period at amortized cost	9.1%	10.4%
Exited or repaid during the period at fair value (6)	8.8%	10.3%

(1)                                 New investment commitments include new agreements to fund revolving credit facilities or delayed draw loans.

(2)                                 Includes investment commitments to the SSLP to make co-investments with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together, “GE”) in first lien senior secured loans of middle market companies of $99.8 million and $221.5 million for the three months ended September 30, 2014 and 2013, respectively.

(3)                                 See “Senior Secured Loan Program” below and Note 4 to our consolidated financial statements for the three and nine months ended September 30, 2014 for more information on the SSLP.

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

(6)                                 Represents fair value for investments in the portfolio as of the most recent prior quarter end, if applicable.

As of September 30, 2014 and December 31, 2013, our investments consisted of the following:

	As of
	September 30, 2014		December 31, 2013
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured loans	$4,030.2	$4,012.5	$3,405.6	$3,377.6
Second lien senior secured loans	1,488.0	1,451.6	1,335.8	1,319.2
Subordinated certificates of the SSLP (1)	1,954.1	1,983.4	1,745.2	1,771.4
Senior subordinated debt	470.2	469.4	364.1	323.2
Preferred equity securities	224.5	214.1	226.0	229.0
Other equity securities	430.9	645.6	453.7	600.2
Commercial real estate	2.9	7.0	7.0	12.3
	$8,600.8	$8,783.6	$7,537.4	$7,632.9

(1)                                 The proceeds from these certificates were applied to co-investments with GE to fund first lien senior secured loans to 49 and 47 different borrowers as of September 30, 2014 and December 31, 2013, respectively.

The weighted average yields at amortized cost and fair value of the following portions of our portfolio as of September 30, 2014 and December 31, 2013 were as follows:

	As of
	September 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	9.9%	9.9%	10.4%	10.4%
Total portfolio(2)	9.1%	8.9%	9.4%	9.3%
First lien senior secured loans(2)	8.2%	8.2%	7.8%	7.8%
Second lien senior secured loans(2)	8.3%	8.5%	9.4%	9.5%
Subordinated certificates of the SSLP (2)(3)	13.8%	13.5%	15.0%	14.8%
Senior subordinated debt(2)	10.7%	10.7%	10.3%	11.6%
Income producing equity securities (2)	9.7%	9.6%	10.1%	9.1%

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

Set forth below is the grade distribution of our portfolio companies as of September 30, 2014 and December 31, 2013:

	As of
	September 30, 2014				December 31, 2013
(dollar amounts in millions)	Fair Value	%	# of Companies	%	Fair Value	%	# of Companies	%
Grade 1	$56.4	0.7%	5	2.5%	$54.6	0.7%	7	3.6%
Grade 2	248.9	2.8%	10	4.9%	256.3	3.4%	12	6.2%
Grade 3	7,359.3	83.8%	170	83.3%	6,636.2	86.9%	162	84.0%
Grade 4	1,119.0	12.7%	19	9.3%	685.8	9.0%	12	6.2%
	$8,783.6	100.0%	204	100.0%	$7,632.9	100.0%	193	100.0%

As of September 30, 2014 and December 31, 2013, the weighted average grade of the investments in our portfolio at fair value was 3.1 and 3.0, respectively.

As of September 30, 2014, loans on non-accrual status represented 2.2% and 1.6% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2013, loans on non-accrual status represented 3.1% and 2.1% of the total investments at amortized cost and at fair value, respectively.

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

As of September 30, 2014 and December 31, 2013, we and GE had agreed to make $11.0 billion of capital available to the SSLP, of which approximately $9.5 billion and $8.7 billion in aggregate principal amount, respectively, was funded. As of September 30, 2014 and December 31, 2013, we had agreed to make available to the SSLP approximately $2.3 billion, of which approximately $2.0 billion and $1.7 billion in aggregate principal amount, respectively, was funded. Investment of any unfunded amount must be approved by the investment committee of the SSLP as described above.

As of September 30, 2014 and December 31, 2013, the SSLP had total assets of $9.5 billion and $8.7 billion, respectively. As of September 30, 2014 and December 31, 2013, GE’s investment in the SSLP consisted of senior notes of $7.2 billion and $6.7 billion, respectively, and SSLP Certificates of $279.2 million and $249.3 million, respectively. The SSLP Certificates are junior in right of payment to the senior notes held by GE. As of September 30, 2014 and December 31, 2013, we and GE owned 87.5% and 12.5%, respectively, of the outstanding SSLP Certificates.

As of September 30, 2014 and December 31, 2013, the SSLP portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies. As of September 30, 2014 and December 31, 2013, one loan was on non-accrual status, representing 0.9% and 1.0%, respectively, of the total loans at principal amount in the SSLP. The portfolio companies in the SSLP are in industries similar to the companies in our portfolio. Additionally, as of September 30, 2014 and December 31, 2013, the SSLP had commitments to fund various delayed draw investments to certain of its portfolio companies of $501.7 and $510.4 million, respectively, which had been approved by the SSLP investment committee. As of September 30, 2014 and December 31, 2013, we had commitments to co-invest in the SSLP for our portion of the SSLP’s commitments to fund such delayed draw investments of up to $92.8 million and $85.1 million, respectively.

Below is a summary of the SSLP’s portfolio, followed by a listing of the individual first lien senior secured loans in the SSLP’s portfolio as of September 30, 2014 and December 31, 2013:

	As of
(dollar amounts in millions)	September 30, 2014	December 31, 2013
Total first lien senior secured loans(1)	$9,363.6	$8,664.4
Weighted average yield on first lien senior secured loans(2)	6.8%	7.1%
Number of borrowers in the SSLP	49	47
Largest loan to a single borrower(1)	$332.9	$321.7
Total of five largest loans to borrowers(1)	$1,543.2	$1,510.7

(1)                                 At principal amount.

(2)                                 Computed as the (a) annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

SSLP Loan Portfolio as of September 30, 2014

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount
Access CIG, LLC(2)	Records and information management services provider	10/2017	7.9%	$196.6
ADG, LLC	Dental services provider	9/2019	8.1%	213.1
AMCP Clean Acquisition Company, LLC	Provider of outsourced commercial linen and laundry services	8/2019	8.0%	92.6
AMZ Products Merger Corporation	Specialty chemicals manufacturer	12/2018	6.8%	235.8
Argon Medical Devices, Inc.	Manufacturer and marketer of single-use specialty medical devices	4/2018	6.5%	234.4
Brewer Holdings Corp.	Provider of software and technology-enabled content and analytical solutions to insurance brokers	11/2019	7.0%	174.2
Cambridge International, Inc.	Manufacturer of custom designed and engineered metal products	4/2018	8.0%	84.3
CH Hold Corp.(2)	Collision repair company	11/2019	5.5%	300.0
Chariot Acquisition, LLC	Distributor and designer of aftermarket golf cart parts and accessories	1/2019	7.8%	153.2
CIBT Holdings, Inc.(4)	Expedited travel document processing services	12/2018	6.8%	188.5
Connoisseur Media, LLC	Owner and operator of radio stations	6/2019	7.3%	140.7
CWD, LLC	Supplier of automotive aftermarket brake parts	6/2016	7.0%	127.1
Document Technologies, LLC (2)(4)	Provider of legal process outsourcing and managed services	8/2020	5.8%	279.2
Drayer Physical Therapy Institute, LLC	Outpatient physical therapy provider	7/2018	8.0%	133.9
Driven Brands, Inc.(2)(4)	Automotive aftermarket car care franchisor	3/2017	6.0%	201.2
ECI Purchaser Company, LLC	Manufacturer of specialized pressure regulators, valves and other control equipment for use with liquefied and compressed gases	12/2019	6.0%	235.6
Excelligence Learning Corporation(4)	Developer, manufacturer and retailer of educational products	8/2018	7.8%	171.2
Fleischmann’s Vinegar Company, Inc.	Manufacturer and marketer of industrial vinegar	5/2016	8.0%	70.6
Fox Hill Holdings, LLC(2)	Third party claims administrator on behalf of insurance carriers	6/2018	6.8%	287.3
Gentle Communications, LLC	Dental services provider	6/2020	6.5%	85.0
III US Holdings, LLC	Provider of library automation software and systems	3/2018	6.0%	215.8
Implus Footcare, LLC(4)	Provider of footwear and other accessories	4/2019	6.8%	246.4
Instituto de Banca y Comercio, Inc.(2)(4)(5)	Private school operator	12/2016		87.6
iParadigms, LLC	Provider of anti-plagiarism software to the education industry	12/2019	5.8%	269.6
Laborie Medical Technologies Corp(4)	Provider of medical diagnostics products	10/2018	6.8%	112.7
MCH Holdings, Inc.(4)	Healthcare professional provider	1/2020	6.3%	179.5
MWI Holdings, Inc.(2)	Provider of engineered springs, fasteners, and other precision components	3/2019	7.4%	260.7
Noranco Manufacturing (USA) Ltd.	Supplier of complex machined and sheet metal components for the aerospace industry	4/2019	6.8%	156.7

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount
Nordco, Inc.	Designer and manufacturer of railroad maintenance-of-way machinery	8/2019	7.0%	218.4
Oak Parent, Inc.(2)	Manufacturer of athletic apparel	4/2018	7.5%	302.8
Penn Detroit Diesel Allison, LLC	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	12/2016	9.0%	55.8
PetroChoice Holdings, LLC	Provider of lubrication solutions	1/2017	10.0%	155.2
PODS Funding Corp. II(2)	Storage and warehousing	12/2018	7.0%	332.9
Pretium Packaging, L.L.C.(4)	Plastic container and closure manufacturer	6/2020	6.0%	185.3
Protective Industries, Inc. dba Caplugs(2)(4)	Manufacturer of plastic protection products	10/2019	6.3%	276.2
PSSI Holdings, LLC(2)	Provider of mission-critical outsourced cleaning and sanitation services to the food processing industry	6/2018	6.0%	247.3
Restaurant Technologies, Inc.	Provider of bulk cooking oil management services to the restaurant and fast food service industries	6/2018	7.0%	199.0
Sanders Industries Holdings, Inc.(4)	Manufacturer of elastomeric parts, mid-sized composite structures, and composite tooling	5/2020	7.0%	84.0
Selig Sealing Products, Inc.	Manufacturer of container sealing products for rigid packaging applications	10/2019	6.8%	198.5
Singer Sewing Company	Manufacturer of consumer sewing machines	6/2017	7.3%	195.5
STATS Acquisition, LLC	Sports technology, data and content company	6/2020	7.0%	103.8
Strategic Partners, Inc.(4)	Supplier of medical uniforms, specialized medical footwear and accessories	8/2018	8.5%	230.3
TA THI Buyer, Inc. and TA THI Parent, Inc. (2)(4)	Supplier of branded light duty truck accessories for pick-up truck applications	7/2020	6.5%	313.5
TecoStar Acquisition Company	Manufacturer of precision complex components for the medical device market and the aerospace and defense market	12/2019	6.1%	157.4
The Teaching Company, LLC(2)(4)	Education publications provider	3/2017	9.0%	109.7
Towne Holdings, Inc.	Provider of contracted hospitality services and parking systems	12/2019	6.8%	153.2
U.S. Anesthesia Partners, Inc.(2)(3)	Anesthesiology service provider	12/2019	6.0%	264.7
Universal Services of America, LP	Provider of security officer and guard services	7/2019	6.0%	294.0
Wrigley Purchaser, LLC and Wrigley Management, LLC(2)	Provider of outpatient rehabilitation services	5/2020	6.1%	152.6
				$9,363.6

(1)                                 Represents the weighted average annual stated interest rate as of September 30, 2014. All interest rates are payable in cash. For loans on non-accrual status, the stated interest rate is not shown as there is no current yield on such loans.

(2)                                 We also hold a portion of this company’s first lien senior secured loan.

(3)                                 We also hold a portion of this company’s second lien senior secured loan.

(4)                                 We hold an equity investment in this company.

(5)                                 Loan was on non-accrual status, as determined by the investment committee of the SSLP, as of September 30, 2014.

SSLP Loan Portfolio as of December 31, 2013

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
Access CIG, LLC(3)	Records and information management services provider	10/2017	7.0%	$186.9	$186.9
ADG, LLC	Dental services provider	9/2019	8.1%	217.5	217.5
AMZ Products Merger Corporation	Specialty chemicals manufacturer	12/2018	6.8%	237.6	237.6
Argon Medical Devices, Inc.	Manufacturer and marketer of single-use specialty medical devices	4/2018	6.5%	239.2	239.2
BECO Holding Company, Inc.(5)	Wholesale distributor of first response fire protection equipment and related parts	12/2017	8.3%	143.4	143.4
Brewer Holdings Corp. and Zywave, Inc.	Provider of software and technology-enabled content and analytical solutions to insurance brokers	11/2019	7.0%	175.5	175.5
Cambridge International, Inc.	Manufacturer of custom designed and engineered metal products	4/2018	8.0%	86.0	86.0
CCS Group Holdings, LLC(5)	Correctional facility healthcare operator	4/2016	8.0%	134.5	134.5
CH Hold Corp.	Collision repair company	11/2019	5.5%	270.0	270.0
Chariot Acquisition, LLC	Distributor and designer of aftermarket golf cart parts and accessories	1/2019	7.8%	142.3	142.3
CIBT Holdings, Inc.(5)	Expedited travel document processing services	12/2018	6.8%	178.9	178.9
CWD, LLC	Supplier of automotive aftermarket brake parts	6/2016	10.0%	130.5	130.5
Drayer Physical Therapy Institute, LLC	Outpatient physical therapy provider	7/2018	7.5%	136.7	136.7
Driven Holdings, LLC(5)	Automotive aftermarket car care franchisor	3/2017	7.0%	159.1	159.1
ECI Purchaser Company, LLC	Manufacturer of equipment to safely control pressurized gases	12/2019	6.0%	209.0	209.0
Excelligence Learning Corporation(5)	Developer, manufacturer and retailer of educational products	8/2018	7.8%	174.0	174.0
Fleischmann’s Vinegar Company, Inc.	Manufacturer and marketer of industrial vinegar products	5/2016	8.0%	74.7	74.7
Fox Hill Holdings, LLC(3)	Third party claims administrator on behalf of insurance carriers	6/2018	6.8%	289.5	289.5
III US Holdings, LLC	Provider of library automation software and systems	3/2018	7.6%	194.5	194.5
Implus Footcare, LLC(5)	Provider of footwear and other accessories	10/2016	9.0%	210.3	210.3
Instituto de Banca y Comercio, Inc.(3)(5)(6)	Private school operator	6/2015		82.4	74.2
Intermedix Corporation(4)	Revenue cycle management provider to the emergency healthcare industry	12/2018	6.3%	321.7	321.7
iParadigms, LLC	Provider of anti-plagiarism software to the education industry	4/2019	6.5%	164.2	164.2
JHP Pharmaceuticals, LLC(5)	Manufacturer of specialty pharmaceutical products	12/2019	6.8%	182.2	182.2
Laborie Medical Technologies Corp(5)	Developer and manufacturer of medical equipment	10/2018	6.8%	113.5	113.5
LJSS Acquisition, Inc.	Fluid power distributor	10/2017	6.8%	159.8	159.8
MWI Holdings, Inc.(3)	Provider of engineered springs, fasteners, and other precision components	3/2019	7.4%	261.6	261.6

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
Noranco Manufacturing (USA) Ltd.	Supplier of complex machined and sheet metal components for the aerospace industry	4/2019	6.8%	161.1	161.1
Nordco, Inc.	Designer and manufacturer of railroad maintenance-of-way machinery	8/2019	7.0%	224.7	224.7
Oak Parent, Inc.(3)	Manufacturer of athletic apparel	4/2018	7.5%	307.1	307.1
Penn Detroit Diesel Allison, LLC	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	12/2016	9.0%	59.5	59.5
PetroChoice Holdings, LLC	Provider of lubrication solutions	1/2017	10.0%	158.3	158.3
PODS Funding Corp. II(3)	Storage and warehousing	12/2018	7.0%	314.1	314.1
Pregis Corporation, Pregis Intellipack Corp. and Pregis Innovative Packaging Inc.(3)	Provider of highly-customized, tailored protective packaging solutions	3/2017	7.8%	152.0	152.0
Protective Industries, Inc. dba Caplugs(3)(5)	Manufacturer of plastic protection products	10/2019	6.8%	278.3	278.3
PSSI Holdings, LLC(3)	Provider of mission-critical outsourced cleaning and sanitation services to the food processing industry	6/2018	6.0%	224.4	224.4
Restaurant Technologies, Inc.	Provider of bulk cooking oil management services to the restaurant and fast food service industries	6/2018	7.0%	202.7	202.7
Selig Sealing Products, Inc.	Manufacturer of container sealing products for rigid packaging applications	10/2019	6.8%	209.0	209.0
Singer Sewing Company	Manufacturer of consumer sewing machines	6/2017	7.3%	197.0	197.0
Strategic Partners, Inc.(5)	Supplier of medical uniforms, specialized medical footwear and accessories	8/2018	7.8%	232.1	232.1
Talent Partners G.P. and Print Payroll Services, G.P.	Provider of technology-enabled payroll to the advertising industry	10/2017	8.0%	62.0	62.0
TecoStar Acquisition Company	Manufacturer of precision components for orthopedic medical devices	12/2019	6.4%	118.0	118.0
The Teaching Company, LLC(3)(5)	Education publications provider	3/2017	9.0%	111.5	109.3
Towne Holdings, Inc.	Provider of contracted hospitality services and parking systems	12/2019	6.8%	154.0	154.0
U.S. Anesthesia Partners, Inc.(3)	Anesthesiology service provider	12/2019	6.0%	210.0	210.0
Universal Services of America, LP	Provider of security officer and guard services	7/2019	6.0%	253.9	253.9
WB Merger Sub, Inc.	Importer, distributor and developer of premium wine and spirits	12/2016	9.0%	159.2	159.2
				$8,664.4	$8,654.0

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

The amortized cost and fair value of our SSLP Certificates was $2.0 billion and $2.0 billion, respectively, as of September 30, 2014, and $1.7 billion and $1.8 billion, respectively, as of December 31, 2013. The SSLP Certificates pay a weighted average contractual coupon of three month LIBOR plus approximately 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the underlying loan portfolio, which may result in a return to the holders of the SSLP Certificates that is greater than both the contractual coupon on the SSLP Certificates as well as the weighted average yield on the SSLP’s portfolio of 6.8% and 7.1% at September 30, 2014 and December 31, 2013, respectively. Our yield on our investment in the SSLP at amortized cost and fair value was 13.8% and 13.5%, respectively, as of September 30, 2014, and 15.0% and 14.8%, respectively, as of December 31, 2013. For the three and nine months ended September 30, 2014, we earned interest income of $69.8 million and $205.4 million, respectively, from our investment in the SSLP Certificates. For the three and nine months ended September 30, 2013, we earned interest income of $59.2 million and $161.2 million, respectively, from our investment in the SSLP Certificates.

We are also entitled to certain fees in connection with the SSLP. For the three and nine months ended September 30, 2014, in connection with the SSLP, we earned capital structuring service, sourcing and other fees totaling $17.1 million and $46.1 million, respectively. For the three and nine months ended September 30, 2013, in connection with the SSLP, we earned capital structuring service, sourcing and other fees totaling $19.9 million and $42.8 million, respectively.

Selected financial information for the SSLP as of and for the year ended December 31, 2013 is as follows:

(in millions)	As of and for the Year Ended December 31, 2013
Selected Balance Sheet Information:
Investments in loans receivable, net of discount for loan origination fees	$8,601.6
Cash and other assets	$142.3
Total assets	$8,743.9

Senior notes	$6,699.5
Other liabilities	$64.2
Total liabilities	$6,763.7
Subordinated certificates and members’ capital	$1,980.2
Total liabilities and members’ capital	$8,743.9

Selected Statement of Operations Information:
Total revenues	$554.2
Total expenses	$296.7
Net income	$257.5

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2014 and 2013

Operating results for the three and nine months ended September 30, 2014 and 2013 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2014	2013	2014	2013
Total investment income	$253.4	$246.8	$718.0	$648.0
Total expenses	140.6	116.6	392.6	317.4
Net investment income before income taxes	112.8	130.2	325.4	330.6
Income tax expense, including excise tax	7.5	4.0	15.8	11.7
Net investment income	105.3	126.2	309.6	318.9
Net realized gains on investments and foreign currency transactions	76.5	9.0	40.1	29.3
Net unrealized gains (losses) on investments and foreign currency transactions	(4.1)	5.6	87.9	6.4
Realized losses on extinguishment of debt	—	—	(0.1)	—
Net increase in stockholders’ equity resulting from operations	$177.7	$140.8	$437.5	$354.6

Net income can vary substantially from period to period due to various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2014	2013	2014	2013
Interest income from investments	$190.8	$169.6	$540.5	$471.8
Capital structuring service fees	31.7	31.6	74.3	61.7
Dividend income	19.7	34.8	67.2	82.7
Management and other fees	6.4	5.4	18.4	14.9
Other income	4.8	5.4	17.6	16.9
Total investment income	$253.4	$246.8	$718.0	$648.0

The increase in interest income from investments for the three months ended September 30, 2014 from the comparable period in 2013 was primarily due to an increase in the size of our portfolio, which increased from an average of $7.0 billion at amortized cost for the three months ended September 30, 2013 to an average of $8.2 billion at amortized cost for the comparable period in 2014. The increase in capital structuring service fees for the three months ended September 30, 2014 from the comparable period in 2013 was primarily due to the increase in new investment commitments, which increased from $1.1 billion for the three months ended September 30, 2013 to $1.3 billion for the comparable period in 2014, partially offset by the decrease in the average capital structuring service fees received on new investments, from 2.8% for the three months ended September 30, 2013 to 2.4% in the comparable period in 2014. Dividend income for the three months ended September 30, 2014 and 2013 included dividends received from Ivy Hill Asset Management, L.P. (“IHAM”) totaling $10.0 million and $25.0 million, respectively. The dividends received from IHAM for the three months ended September 30, 2013 included an additional dividend of $15.0 million that was paid in addition to the quarterly dividends generally paid by IHAM. IHAM paid the additional dividend out of accumulated earnings that had previously been retained by IHAM. Also during the three months ended September 30, 2014, we received $6.0 million in other non-recurring dividends from non-income producing equity securities compared to $5.2 million for the comparable period in 2013.

The increase in interest income from investments for the nine months ended September 30, 2014 from the comparable period in 2013 was primarily due to the increase in the size of the portfolio, which increased from an average of $6.4 billion at amortized cost for the nine months ended September 30, 2013 to an average of $7.9 billion at amortized cost for the comparable period in 2014. The increase in capital structuring service fees for the nine months ended September 30, 2014 from the comparable period in 2013 was primarily due to the increase in new investment commitments, which increased from $2.7 billion for the nine months ended September 30, 2013 to $3.2 billion for the comparable period in 2014, while the average capital structuring service fees received on new investments remained steady at 2.3% for both the nine months ended September 30, 2014 and 2013. Dividend income for the nine months ended September 30, 2014 and 2013 included dividends received from IHAM totaling $40.0 million and $62.4 million, respectively. The dividends received from IHAM for the nine months ended September 30, 2014 and 2013 included additional dividends of $10.0 million and $32.4 million, respectively, that were paid in addition to the quarterly dividends generally paid by IHAM. IHAM paid the additional dividends out of accumulated earnings that had previously been retained by IHAM. Also during the nine months ended September 30, 2014, we received $15.5 million in other non-recurring dividends from non-income producing equity securities compared to $6.6 million for the comparable period in 2013.

Operating Expenses

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2014	2013	2014	2013
Interest and credit facility fees	$54.1	$44.4	$159.7	$124.0
Base management fees	32.7	27.5	93.5	75.6
Income based fees	31.3	32.3	85.2	81.5
Capital gains incentive fees	13.1	2.9	24.2	7.2
Administrative fees	3.1	3.3	9.7	8.6
Other general and administrative	6.3	6.2	20.3	20.5
Total expenses	$140.6	$116.6	$392.6	$317.4

Interest and credit facility fees for the three and nine months ended September 30, 2014 and 2013, were comprised of the following:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2014	2013	2014	2013
Stated interest expense	$44.0	$36.0	$127.7	$97.7
Facility fees	2.1	1.4	8.7	5.8
Amortization of debt issuance cost	4.2	3.5	12.1	10.4
Accretion of discount on notes payable	3.8	3.5	11.2	10.1
Total interest and credit facility fees	$54.1	$44.4	$159.7	$124.0

Stated interest expense for the three months ended September 30, 2014 increased from the comparable period in 2013 primarily due to the increase in the average principal amount of debt outstanding, which increased to $3.4 billion as compared to $2.9 billion for the comparable period in 2013. Stated interest expense for the nine months ended September 30, 2014 increased from the comparable period in 2013 primarily due to the increase in the average principal amount of debt outstanding, which increased to $3.2 billion as compared to $2.5 billion for the comparable period in 2013. Facility fees for the nine months ended September 30, 2014 increased from the comparable period in 2013 primarily due to higher non-usage fees incurred on the secured revolving facilities.

The increase in base management fees and fees based on our net investment income (“income based fees”) for the three and nine months ended September 30, 2014 from the comparable period in 2013 were primarily due to the increase in the size of the portfolio and in the case of income based fees, the related increase in net investment income excluding income based fees and fees based on our net capital gains (“capital gains incentive fees”).

For the three and nine months ended September 30, 2014, the capital gains incentive fee expense accrual calculated in accordance with GAAP was $13.1 million and $24.2 million, respectively. For the three and nine months ended September 30, 2013, the capital gains incentive fee expense accrual calculated in accordance with GAAP was $2.9 million and $7.2 million, respectively. Capital gains incentive fee expense accrual for the three months ended September 30, 2014 increased from the comparable period in 2013 primarily due to higher net gains on investments and foreign currency transactions, which increased from $8.9 million during the three months ended September 30, 2013 to $76.5 million for the comparable period in 2014. Capital gains incentive fee expense accrual for the nine months ended September 30, 2014 increased from the comparable period in 2013 primarily due to higher net gains on investments and foreign currency transactions, which increased from $29.3 million during the three months ended September 30, 2013 to $40.1 million for the comparable period in 2014. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, where as the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of September 30, 2014, the total capital gains incentive fee accrual calculated in accordance with GAAP was $87.7 million (included in “capital gains incentive fees payable” in the consolidated balance sheet). However, as of September 30, 2014, there was no capital gains incentive fee actually payable under our investment advisory and management agreement. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2013 for more information on the base management fees, income based fees and capital gains incentive fees.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. For the three months ended September 30, 2014, we had no U.S. federal excise tax expense.  For the nine months ended September 30, 2014, we recorded a net expense of $4.0 million for U.S. federal excise tax, which includes a reduction in expense in the third quarter related to the recording of a requested refund resulting from the overpayment of 2013 excise tax of $1.7 million. For the three and nine months ended September 30, 2013, we recorded a net expense of $2.8 million and $8.8 million, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and nine months ended September 30, 2014, we recorded a tax expense of approximately $7.5 million and $11.8 million, respectively, for these subsidiaries. For the three and nine months ended September 30, 2013, we recorded a tax expense of approximately $1.2 million and $2.9 million, respectively, for these subsidiaries. The increases in income tax expense for our taxable consolidated subsidiaries for the three and nine months ended September 30, 2014 from the comparable periods in 2013 were primarily driven by the realized gains from the exits of certain investments held by such subsidiaries during the three months ended September 30, 2014.

Net Realized Gains/Losses

During the three months ended September 30, 2014, we had $706.6 million of sales, repayments or exits of investments resulting in $73.8 million of net realized gains. Net realized gains of $73.8 million on investments were comprised of $80.9 million of gross realized gains and $7.1 million of gross realized losses.

The net realized gains on investments during the three months ended September 30, 2014 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Insight Pharmaceuticals Corporation	$33.1
The Dwyer Group	21.1
Service King Paint & Body, LLC	10.4
Platform Acquisition, Inc.	4.7
Apple & Eve, LLC	4.3
TOA Technologies, Inc.	1.9
BECO Holding Company, Inc.	1.9
X Plus Two Solutions, Inc.	1.5
Pillar Processing LLC	(6.6)
Other, net	1.5
Total	$73.8

During the three months ended September 30, 2014, we also recognized net realized gains on foreign currency transactions of $2.8 million.

During the three months ended September 30, 2013, we had $381.7 million of sales, repayments or exits of investments resulting in $8.9 million of net realized gains. These sales, repayments or exits included $104.8 million of investments sold to IHAM and certain vehicles managed by IHAM.  A net realized loss of $0.2 million was recorded on the transactions with IHAM.  Net realized gains of $8.9 million on investments were comprised of $50.8 million of gross realized gains and $41.9 million of gross realized losses.

The net realized gains on investments during the three months ended September 30, 2013 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Component Hardware Group, Inc.	$17.7
Financial Pacific Company	17.6
Tradesmen International, Inc.	10.0
Senior Secured Loan Fund LLC	1.8
Matrixx Initiatives, Inc.	1.6
eInstruction Corporation	(40.3)
Other, net	0.5
Total	$8.9

During the nine months ended September 30, 2014, the Company had $2,066.9 million of sales, repayments or exits of investments resulting in $38.3 million of net realized gains. These sales, repayments or exits included $64.5 million of investments sold to IHAM or certain vehicles managed by IHAM. No realized gains or losses were recognized on these transactions. Net realized gains of $38.3 million on investments were comprised of $97.6 million of gross realized gains and $59.3 million of gross realized losses.

The net realized gains on investments during the nine months ended September 30, 2014 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Insight Pharmaceuticals Corporation	33.1
The Dwyer Group	21.1
Service King Paint & Body, LLC	10.4
Platform Acquisition, Inc.	4.7
Apple & Eve, LLC	4.3
TOA Technologies, Inc.	2.0
JHP Group Holdings, Inc.	1.9
BECO Holding Company, Inc.	1.9
Dialysis Newco, Inc.	1.7
Orion Foods, LLC	1.6
La Paloma Generating Company, LLC	1.6
X Plus Two Solutions, Inc.	1.5
Magnacare Holdings, Inc.	1.3
Imperial Capital Group LLC	1.3
Stag-Parkway, Inc.	1.2
Eberle Design, Inc.	1.1
Geotrace Technologies, Inc.	(2.9)
Pillar Processing LLC	(6.6)
CitiPostal Inc.	(20.3)
MVL Group, Inc.	(27.7)
Other, net	5.1
Total	$38.3

During the nine months ended September 30, 2014, we purchased $0.4 million aggregate principal amount of the 2047 Notes (as defined below) and as a result of these transactions, we recognized realized losses of $0.1 million. During the nine months ended September 30, 2014, we also recognized net realized gains on foreign currency transactions of $1.8 million.

During the nine months ended September 30, 2013, the Company had $1,017.8 million of sales, repayments or exits of investments resulting in $29.3 million of net realized gains. These sales, repayments or exits included $139.8 million of investments sold to IHAM or certain vehicles managed by IHAM. A net realized loss of $0.1 million was recorded on these transactions. Net realized gains of $29.3 million on investments were comprised of $72.1 million of gross realized gains and $42.8 million of gross realized losses.

The net realized gains on investments during the nine months ended September 30, 2013 consisted of the following:

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

Net Unrealized Gains/Losses

We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses. For the three and nine months ended September 30, 2014 and 2013, net unrealized gains and losses for our portfolio were comprised of the following:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2014	2013	2014	2013
Unrealized appreciation	$86.1	$35.4	$152.8	$82.5
Unrealized depreciation	(34.6)	(24.3)	(93.3)	(76.0)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses(1)	(56.5)	(5.5)	27.8	—
Total net unrealized gains (losses)	$(5.0)	$5.6	$87.3	$6.5

(1)         The net unrealized (appreciation) depreciation reversal related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

The changes in net unrealized appreciation during the three months ended September 30, 2014 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Deprecation)
10th Street, LLC	$38.7
Ciena Capital LLC	6.6
UL Holding Co., LLC and Universal Lubricants, LLC	5.5
VSS-Tranzact Holdings, LLC	4.1
CCS Intermediate Holdings, LLC	3.9
Performance Food Group, Inc.	2.3
Restaurant Holding Company, LLC	(2.3)
2329497 Ontario Inc.	(2.4)
Orion Foods, LLC	(2.9)
ADF Capital, Inc.	(3.0)
The Step2 Company, LLC	(3.3)
Ivy Hill Asset Management, L.P.	(3.4)
Other, net	7.7
Total	$51.5

During the three months ended September 30, 2014, we also recognized net unrealized gains on foreign currency transactions of $0.9 million.

The changes in net unrealized appreciation during the three months ended September 30, 2013 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
CitiPostal Inc.	$4.0
Orion Foods, LLC	3.4
Community Education Centers, Inc.	3.3
Senior Secured Loan Fund LLC	2.7
HCPro, Inc.	(2.1)
UL Holding Co., LLC	(3.1)
Insight Pharmaceuticals Corporation	(3.1)
ELC Acquisition Corp.	(3.5)
Competitor Group, Inc.	(3.5)
Other, net	13.0
Total	$11.1

The changes in net unrealized appreciation during the nine months ended September 30, 2014 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Deprecation)
10th Street, LLC	$47.2
VSS-Tranzact Holdings, LLC	10.0
Ciena Capital LLC	9.4
Imperial Capital Private Opportunities, LP	8.4
Universal Lubricants, LLC	7.1
Campus Management Corp.	6.0
Senior Secured Loan Fund LLC	5.2
CCS Intermediate Holdings, LLC	3.9
Cast & Crew Payroll, LLC	3.4
Waste Pro USA, Inc	2.8
The Thymes, LLC	2.7
American Broadband Communications, LLC	2.6
Performance Food Group, Inc.	2.4
Service King Paint & Body, LLC	2.3
Netsmart Technologies, Inc.	2.1
EUNetworks Group Limited	(2.2)
Orion Foods, LLC	(2.7)
2329497 Ontario Inc.	(2.9)
R3 Education, Inc.	(4.2)
OTG Management, LLC	(4.3)
Community Education Centers, Inc.	(4.5)
ADF Capital, Inc.	(10.2)
The Step2 Company, LLC	(18.4)
Ivy Hill Asset Management, L.P.	(21.5)
Other, net	14.9
Total	$59.5

During the nine months ended September 30, 2014, we also recognized net unrealized gains on foreign currency transactions of $0.6 million.

The changes in net unrealized appreciation during the nine months ended September 30, 2013 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Orion Foods, LLC	$7.0
10th Street, LLC	6.8
Senior Secured Loan Fund LLC	6.1
Imperial Capital Private Opportunities, LP	4.7
Community Education Centers, Inc.	4.0
American Broadband Communications, LLC	3.7
AWTP, LLC	3.3
The Dwyer Group	3.1
Apple & Eve, LLC	2.8
Waste Pro USA, Inc	2.8
CT Technologies Intermediate Holdings, Inc.	2.7
Matrixx Initiatives, Inc.	2.3
Hojeij Branded Foods, Inc.	2.1
Woodstream Corporation	(2.1)
Insight Pharmaceuticals Corporation	(2.4)
The Step2 Company, LLC	(2.6)
HCPro, Inc.	(3.3)
ADF Capital, Inc.	(3.4)
Campus Management Corp.	(4.6)
Ciena Capital LLC	(5.7)
Competitor Group, Inc.	(7.7)
UL Holding Co., LLC	(15.3)
Ivy Hill Asset Management, L.P.	(18.8)
Other, net	21.1
Total	$6.5

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

As of September 30, 2014, we had $107.9 million in cash and cash equivalents and $3.8 billion in total aggregate principal amount of debt outstanding ($3.7 billion at carrying value). Subject to leverage and borrowing base restrictions, we had approximately $1.4 billion available for additional borrowings under the Facilities as of September 30, 2014.

We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. The amounts involved may be material. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowing. As of September 30, 2014, our asset coverage was 243%.

Equity Issuances

As of September 30, 2014 and December 31, 2013, our total equity market capitalization was $5.1 billion and $5.3 billion, respectively. The following table summarizes the total shares issued and proceeds received in public offerings of our common stock net of underwriting discounts and offering costs for the nine months ended September 30, 2014 and 2013:

(in millions, except per share data)	Shares issued	Offering price per share		Proceeds net of underwriting and operating costs
2014
July 2014 public offering	15.5	$16.63	(1)	$257.6
Total for the nine months ended September 30, 2014	15.5			$257.6
2013
April 2013 public offering	19.1	$17.43	(2)	$333.2
Total for the nine months ended September 30, 2013	19.1			$333.2

(1)         The shares were sold to the underwriters for a price of $16.63 per share, which the underwriters were then permitted to sell at variable prices to the public.

(2)         The shares were sold to the underwriters for a price of $17.43 per share, which the underwriters were then permitted to sell at variable prices to the public.

Debt Capital Activities

Our debt obligations consisted of the following as of September 30, 2014 and December 31, 2013:

	As of
	September 30, 2014					December 31, 2013
(in millions)	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$1,250.0	(2)	$335.0	$335.0		$1,060.0	$—	$—
Revolving Funding Facility	540.0	(3)	324.0	324.0		620.0	185.0	185.0
SMBC Funding Facility	400.0		54.0	54.0		400.0	—	—
February 2016 Convertible Notes	575.0		575.0	562.8	(4)	575.0	575.0	556.5	(4)
June 2016 Convertible Notes	230.0		230.0	224.2	(4)	230.0	230.0	221.8	(4)
2017 Convertible Notes	162.5		162.5	159.9	(4)	162.5	162.5	159.2	(4)
2018 Convertible Notes	270.0		270.0	265.1	(4)	270.0	270.0	264.1	(4)
2019 Convertible Notes	300.0		300.0	295.9	(4)	300.0	300.0	295.3	(4)
2018 Notes	750.0		750.0	750.7	(5)	600.0	600.0	596.7	(5)
February 2022 Notes	143.8		143.8	143.8		143.8	143.8	143.8
October 2022 Notes	182.5		182.5	182.5		182.5	182.5	182.5
2040 Notes	200.0		200.0	200.0		200.0	200.0	200.0
2047 Notes	229.5		229.5	181.3	(6)	230.0	230.0	181.4	(6)
	$5,233.3		$3,756.3	$3,679.2		$4,973.8	$3,078.8	$2,986.3

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

(4)                                 Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes less the unaccreted discount initially recorded upon issuance of the Convertible Unsecured Notes. The total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes was $12.2 million, $5.8 million, $2.6 million, $4.9 million and $4.1 million, respectively, as of September 30, 2014.  The total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes was $18.5 million, $8.2 million, $3.3 million, $5.9 million and $4.7 million, respectively, as of December 31, 2013.

(5)                                 Represents the aggregate principal amount outstanding less the unaccreted discount initially recorded upon issuance of the 2018 Notes. The total unamortized premium for the 2018 Notes was $0.7 million as of September 30, 2014. The total unaccreted discount for the 2018 Notes was $3.3 million as of December 31, 2013.

(6)                                 Represents the aggregate principal amount outstanding less the unaccreted purchased discount. The total unaccreted purchased discount for the 2047 Notes was $48.2 million and $48.6 million as of September 30, 2014 and December 31, 2013, respectively.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all our debt outstanding as of September 30, 2014 were 4.9% and 6.8 years, respectively, and as of December 31, 2013 were 5.3% and 7.9 years, respectively.

The ratio of total principal amount of debt outstanding to stockholders’ equity as of September 30, 2014 was 0.72:1.00 compared to 0.63:1.00 as of December 31, 2013. The ratio of total carrying value of debt outstanding to stockholders’ equity as of September 30, 2014 was 0.70:1.00 compared to 0.61:1.00 as of December 31, 2013.

Revolving Credit Facility

We are party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), which allows us to borrow up to $1,250 million at any one time outstanding. The end of the revolving period and the stated maturity date for the Revolving Credit Facility are May 4, 2018 and May 4, 2019, respectively. The Revolving Credit Facility also provides for a feature that allowed us, under certain circumstances, to increase the size of the facility to a maximum of $1,755 million. The interest rate charged on the Revolving Credit Facility is based on LIBOR plus an applicable spread of 2.00% or a “base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 1.00%. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of September 30, 2014, there was $335.0 million outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

Revolving Funding Facility

Our consolidated subsidiary, Ares Capital CP, is party to a revolving funding facility (as amended, the “Revolving Funding Facility”), which allows Ares Capital CP to borrow up to $540 million at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility is May 14, 2017 and May 14, 2019, respectively. The Revolving Funding Facility also provides for a feature that allowed, under certain circumstances, for an increase in the size of the facility to a maximum of $865 million. The interest rate charged on the Revolving Funding Facility is one month LIBOR plus an applicable spread ranging from 2.25% to 2.50% over LIBOR and ranging from 1.25% to 1.50% over “base rate” (as defined in the agreements governing the Revolving Funding Facility) in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the facility. Additionally, Ares Capital CP is required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility. As of September 30, 2014, there was $324.0 million outstanding under the Revolving Funding Facility and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

SMBC Funding Facility

Our consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), is party to a revolving funding facility (as amended, the “SMBC Funding Facility”), which allows ACJB to borrow up to $400 million at any one time outstanding. The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility are September 14, 2016 and September 14, 2021, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. The interest rate charged on the SMBC Funding Facility is based on one month LIBOR plus an applicable spread of 2.00% or a “base rate” (as defined in the agreements governing the SMBC Funding Facility) plus an applicable spread of 1.00%. Additionally, ACJB is required to pay a commitment fee of between 0.35% and 0.875% per annum depending on the size of the unused portion of the SMBC Funding Facility. As of September 30, 2014, there was $54.0 million outstanding under the SMBC Funding Facility and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

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

In certain circumstances, the Convertible Unsecured Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at their respective conversion rates (listed below as of September 30, 2014) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the respective Convertible Unsecured Notes Indenture. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if we engage in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require us to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of September 30, 2014) are listed below.

	February 2016 Convertible Notes	June 2016 Convertible Notes	2017 Convertible Notes	2018 Convertible Notes	2019 Convertible Notes
Conversion premium	17.5%	17.5%	17.5%	17.5%	15.0%
Closing stock price at issuance	$16.28	$16.20	$16.46	$16.91	$17.53
Closing stock price date	January 19, 2011	March 22, 2011	March 8, 2012	October 3, 2012	July 15, 2013
Conversion price (1)	$18.56	$18.47	$19.02	$19.70	$20.05
Conversion rate (shares per one thousand dollar principal amount)(1)	53.8839	54.1501	52.5696	50.7591	49.8854
Conversion dates	August 15, 2015	December 15, 2015	September 15, 2016	July 15, 2017	July 15, 2018

(1)                                 Represents conversion price and conversion rate, as applicable, as of September 30, 2014, taking into account certain de minimis adjustments that will be made on the conversion date.

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

As of September 30, 2014, we were in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures and the indentures governing the Unsecured Notes.

The Convertible Unsecured Notes and the Unsecured Notes are our unsecured obligations and rank senior in right of payment to any future indebtedness that is expressly subordinated in right of payment to the Convertible Unsecured Notes and the Unsecured Notes; equal in right of payment to our existing and future unsecured indebtedness that is not expressly subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

See Note 5 to our consolidated financial statements for the three and nine months ended September 30, 2014 for more detail on our debt obligations.

OFF BALANCE SHEET ARRANGEMENTS

We have various commitments to fund investments in our portfolio, as described below.

As of September 30, 2014 and December 31, 2013, we had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) our discretion:

	As of
(in millions)	September 30, 2014	December 31, 2013
Total revolving and delayed draw commitments	$769.2	$834.5
Less: funded commitments	(139.4)	(87.1)
Total unfunded commitments	629.8	747.4
Less: commitments substantially at discretion of ours	(6.0)	(16.0)
Less: unavailable commitments due to borrowing base or other covenant restrictions	—	(1.7)
Total net adjusted unfunded revolving and delayed draw commitments	$623.8	$729.7

Included within the total revolving and delayed draw commitments as of September 30, 2014 were commitments to issue up to $79.8 million in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2014, we had $20.4 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. In addition to these letters of credit included as a part of the total revolving and delayed draw commitments to portfolio companies, as of September 30, 2014 we also had $5.3 million of letters of credit issued and outstanding on behalf of other portfolio companies. For all these letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. None of these letters of credit issued and outstanding are recorded as a liability on our balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit, $0.1 million expire in 2014, $25.0 million expire in 2015 and $0.6 million expire in 2016.

We also have commitments to co-invest in the SSLP for our portion of the SSLP’s commitments to fund delayed draw investments to certain portfolio companies of the SSLP. See “Senior Secured Loan Program” above and Note 4 to our consolidated financial statements for the three and nine months ended September 30, 2014 for more information.

As of September 30, 2014 and December 31, 2013, we were party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of
(in millions)	September 30, 2014	December 31, 2013
Total private equity commitments	$109.5	$59.5
Less: funded private equity commitments	(15.2)	(11.9)
Total unfunded private equity commitments	94.3	47.6
Less: private equity commitments substantially at discretion of ours	(91.2)	(43.2)
Total net adjusted unfunded private equity commitments	$3.1	$4.4

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

RECENT DEVELOPMENTS

We have applied to the Small Business Administration (“SBA”) for a license to allow a new wholly owned subsidiary to operate as a Small Business Investment Company (“SBIC”) under the Small Business Investment Act of 1958. In May 2014, we received a “green light” or “go forth letter” from the SBA inviting us to continue our application process to obtain a license to form and operate an SBIC subsidiary, and we submitted our license application in October 2014. If approved, the license would provide us with an incremental source of long-term debt capital. Receipt of a green light letter from the SBA does not assure an applicant that the SBA will ultimately issue an SBIC license, and we have received no assurance or indication from the SBA that we will receive an SBIC license or of the timeframe in which we would receive a license should one ultimately be granted.

From October 1, 2014 through October 29, 2014, we made new investment commitments of $317 million, of which $227 million were funded. Of these new commitments, 70% were in first lien senior secured loans, 21% were in second lien senior secured loans, 8% were in other equity securities and 1% were investments in subordinated certificates of the SSLP to make co-investments with GE in first lien senior secured loans through the SSLP. Of the $317 million of new investment commitments, 92% were floating rate and 8% were non-interest bearing. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 8.1%. We may seek to syndicate a portion of these new investment commitments, although there can be no assurance that we will be able to do so.

From October 1, 2014 through October 29, 2014, we exited $456 million of investment commitments. Of these investment commitments, 89% were first lien senior secured loans, 5% were investments in subordinated certificates of the SSLP, 5% were other equity securities and 1% were senior subordinated debt. Of the $456 million of exited investment commitments, 95% were floating rate and 5% were non-interest bearing. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was 7.0%. On the $456 million of investment commitments exited from October 1, 2014 through October 29, 2014, we recognized total net realized gains of approximately $22 million.

In addition, as of October 29, 2014, we had an investment backlog and pipeline of approximately $610 million and $320 million, respectively. Investment backlog includes transactions approved by our investment adviser’s investment committee and/or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. Investment pipeline includes transactions where due diligence and analysis are in process, but no formal mandate, letter of intent or signed commitment have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may syndicate a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will syndicate any portion of these investments.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”), and include the accounts of ours and our consolidated subsidiaries. We are an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946.  The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition as of and for the periods presented. All significant intercompany balances and transactions have been eliminated.

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

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of our investments) are valued at fair value as determined in good faith by our board of directors, based on, among other things, the input of our investment adviser, audit committee and independent third-party valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions) and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter, and a minimum of 55% of our portfolio at fair value is subject to review by an independent valuation firm each quarter. In addition, our independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, our investment valuation process within the context of performing the integrated audit.

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

As of September 30, 2014, 82% of the investments at fair value in our portfolio bore interest at variable rates, 8%  bore interest at fixed rates, 8% were non-interest earning and 2% were on non-accrual status. Additionally, for the variable rate investments, 72% of these investments contained interest rate floors (representing 59% of total investments at fair value). The Facilities all bear interest at variable rates with no interest rate floors, while the Unsecured Notes and the Convertible Unsecured Notes bear interest at fixed rates.

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

Based on our September 30, 2014, balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$139.6	$21.4	$118.2
Up 200 basis points	$67.4	$14.2	$53.2
Up 100 basis points	$(3.6)	$7.1	$(10.7)
Down 100 basis points	$6.7	$(1.2)	$7.9
Down 200 basis points	$6.7	$(1.2)	$7.9
Down 300 basis points	$6.7	$(1.2)	$7.9

(1)                                 Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2014 for more information on the income based fees.

Based on our December 31, 2013 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$98.2	$5.6	$92.6
Up 200 basis points	$38.7	$3.7	$35.0
Up 100 basis points	$(19.0)	$1.9	$(20.9)
Down 100 basis points	$6.3	$(0.3)	$6.6
Down 200 basis points	$6.3	$(0.3)	$6.6
Down 300 basis points	$6.3	$(0.3)	$6.6

(1)                                 Excludes the impact of income based fees.  See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2014 for more information on the income based fees.

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

There have been no changes in the Company’s internal control over financial reporting during the three and nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 20, 2013, we were named as one of several defendants in an action (the “Action”) filed in the United States District Court for the Eastern District of Pennsylvania (the “Pennsylvania Court”) by the bankruptcy trustee of DSI Renal Holdings LLC and two related companies. On March 17, 2014 the Action was transferred to the United States District Court for the District of Delaware (the “Delaware Court”) pursuant to a motion filed by the defendants and granted by the Pennsylvania Court. On May 6, 2014, the Delaware Court referred the Action to the United States Bankruptcy Court for the District of Delaware. The complaint in the Action alleges, among other things, that each of the named defendants participated in a purported “fraudulent transfer” involving the restructuring of a subsidiary of DSI Renal Holdings LLC. Among other things, the complaint seeks, jointly and severally from all defendants, (1) damages of approximately $425 million, of which the complaint states our individual share is approximately $117 million, and (2) punitive damages. We are currently unable to assess with any certainty whether we may have any exposure in the Action. We believe the plaintiff’s claims are without merit and intend to vigorously defend ourselves in the Action.

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

ARES CAPITAL CORPORATION

Date: November 4, 2014	By	/s/ R. Kipp deVeer
R. Kipp deVeer
Chief Executive Officer

Date: November 4, 2014	By	/s/ Penni F. Roll
Penni F. Roll
Chief Financial Officer