Form 10-K
period 2014-12-31
ARES CAPITAL CORP
filed 2015-02-26
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2014, based on the closing price on that date of $17.86 on The NASDAQ Global Select Market, was approximately $5,262,205,318. As of February 24, 2015, there were 314,108,062 shares of the registrant's common stock outstanding.

         Portions of the registrant's Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

 PART I

Item 1.    Business

GENERAL

        Ares Capital Corporation, a Maryland corporation (together with its subsidiaries, where applicable, "Ares Capital" or the "Company," which may also be referred to as "we," "us" or "our"), is a specialty finance company that is a closed-end, non-diversified management investment company. We have elected to be regulated as a business development company, or a "BDC," under the Investment Company Act of 1940, as amended, and the rules and regulations promulgated thereunder or the "Investment Company Act." We were founded on April 16, 2004, were initially funded on June 23, 2004 and completed our initial public offering on October 8, 2004. We are one of the largest BDCs with approximately $9.5 billion of total assets as of December 31, 2014.

        We are externally managed by our investment adviser, Ares Capital Management LLC ("Ares Capital Management" or our "investment adviser"), a subsidiary of Ares Management, L.P. (NYSE:ARES) ("Ares Management" or "Ares"), a publicly traded, leading global alternative asset manager with approximately $86 billion of assets under management ("AUM")(1) as of December 31, 2014. Ares Operations LLC ("Ares Operations" or our "administrator"), our administrator, a subsidiary of Ares Management, provides certain administrative and other services necessary for us to operate.

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

        We invest primarily in first lien senior secured loans (including "unitranche" loans, which are loans that combine both senior and mezzanine debt, generally in a first lien position), second lien senior secured loans and mezzanine debt, which in some cases includes an equity component. First and second lien senior secured loans generally are senior debt instruments that rank ahead of subordinated debt of a given portfolio company. Mezzanine debt is subordinated to senior loans and is generally unsecured. Our investments in corporate borrowers generally range between $30 million and $500 million each, investments in project finance/power generation projects generally range between $10 million and $200 million each and investments in early-stage and/or venture capital-backed companies generally range between $1 million and $25 million each. However, the investment sizes may be more or less than these ranges and may vary based on, among other things, our capital availability, the composition of our portfolio and general micro- and macro-economic factors.

        To a lesser extent, we also make preferred and/or common equity investments, which have generally been non-control equity investments of less than $20 million (usually in conjunction with a

(1)
Ares Management is the parent to several registered investment advisers, including Ares Capital Management. AUM refers to the assets of the funds, alternative asset companies and other entities and accounts that are managed or co-managed by Ares, including funds managed by IHAM. For Ares funds other than collateralized loan obligations ("CLOs"), AUM represents the sum of the net asset value of such funds, the drawn and undrawn debt (at the fund-level including amounts subject to restrictions) and uncalled committed capital (including commitments to funds that have yet to commence their investment periods). For Ares funds that are CLOs, AUM represents subordinated notes (equity) plus all drawn and undrawn debt tranches. AUM amounts are as of December 31, 2014 and pro forma for Ares' acquisition of Energy Investors Funds ("EIF"), which closed on January 1, 2015.

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

        The first and second lien senior secured loans in which we invest generally have stated terms of three to 10 years and the mezzanine debt investments in which we invest generally have stated terms of up to 10 years, but the expected average life of such first and second lien loans and mezzanine debt is generally between three and seven years. However, we may invest in loans and securities with any maturity or duration. The instruments in which we invest typically are not rated by any rating agency, but we believe that if such instruments were rated, they would be below investment grade (rated lower than "Baa3" by Moody's Investors Service, lower than "BBB–" by Fitch Ratings or lower than "BBB–" by Standard & Poor's Ratings Services), which, under the guidelines established by these entities, is an indication of having predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. Bonds that are rated below investment grade are sometimes referred to as "high yield bonds" or "junk bonds." We may invest without limit in debt or other securities of any rating, as well as debt or other securities that have not been rated by any nationally recognized statistical rating organization.

        We believe that our investment adviser, Ares Capital Management, is able to leverage the current investment platform, resources and existing relationships of Ares Management with financial sponsors, financial institutions, hedge funds and other investment firms to provide us with attractive investment opportunities. For purposes of this document, we refer to Ares Management and its affiliated companies (other than portfolio companies of its affiliated funds) as "Ares." In addition to deal flow, the Ares investment platform assists our investment adviser in analyzing, structuring and monitoring investments. Ares has been in existence for over 17 years and its senior partners have an average of over 27 years of experience in leveraged finance, private equity, distressed debt, commercial real estate finance, investment banking and capital markets. We have access to Ares' investment professionals and administrative professionals, who provide assistance in accounting, finance, legal, compliance, operations, information technology and investor relations. As of December 31, 2014, Ares had over 320 investment professionals and over 430 administrative professionals.

        We and General Electric Capital Corporation and GE Global Sponsor Finance LLC (collectively, "GE") also co-invest in first lien senior secured loans of middle market companies through an unconsolidated vehicle, the Senior Secured Loan Fund LLC, which operates using the name "Senior Secured Loan Program" (the "SSLP"). As of December 31, 2014, the SSLP had available capital of $11.0 billion of which approximately $9.9 billion in aggregate principal amount was funded at December 31, 2014. As of December 31, 2014, we had agreed to make available to the SSLP approximately $2.3 billion, of which approximately $2.0 billion was funded. The SSLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of us and GE (with approval from a representative of each required). As of December 31, 2014, our investment in the SSLP was approximately $2.1 billion at fair value (including unrealized appreciation of $30.5 million), which represented approximately 23% of our total portfolio at fair value. As of December 31, 2014, the SSLP had 50 different underlying borrowers. For more information on the

SSLP, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity—Senior Secured Loan Program."

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

        In the first quarter of 2011, the staff of the Securities and Exchange Commission ("SEC") (the "Staff") informally communicated to certain BDCs the Staff's belief that certain entities, which would be classified as an "investment company" under the Investment Company Act but for the exception from the definition of "investment company" set forth in Rule 3a-7 promulgated under the Investment Company Act, could not be treated as eligible portfolio companies (as defined in Section 2(a)(46) under the Investment Company Act) (i.e., not eligible to be included in a BDC's 70% "qualifying assets" basket). Subsequently, in August 2011 the SEC issued a concept release (the "Concept Release") which stated that "[a]s a general matter, the Commission presently does not believe that Rule 3a-7 issuers are the type of small, developing and financially troubled businesses in which the U.S. Congress intended BDCs primarily to invest" and requested comment on whether or not a 3a-7 issuer should be considered an "eligible portfolio company." We provided a comment letter in respect of the Concept Release and continue to believe that the language of Section 2(a)(46) of the Investment Company Act permits a BDC to treat as "eligible portfolio companies" entities that rely on the 3a-7 exception. However, given the current uncertainty in this area (including the language in the Concept Release) and subsequent discussions with the Staff, we have, solely for purposes of calculating the composition of our portfolio pursuant to Section 55(a) of the Investment Company Act, identified such entities, which include the SSLP, as "non-qualifying assets" should the Staff ultimately disagree with our position.

        As of December 31, 2014, our portfolio company, IHAM, an SEC registered investment adviser, managed 13 vehicles and served as the sub-manager/sub-servicer for three other vehicles (these vehicles managed or sub-managed/sub-serviced by IHAM are collectively referred to as the "IHAM Vehicles"). As of December 31, 2014, IHAM had assets under management ("IHAM AUM")(2) of approximately $2.7 billion. As of December 31, 2014, Ares Capital had invested approximately $171.0 million (at amortized cost) in IHAM. In connection with IHAM's registration as a registered investment adviser, on March 30, 2012, we received exemptive relief from the SEC allowing us to, subject to certain conditions, own directly or indirectly up to 100% of IHAM's outstanding equity interests and make additional investments in IHAM. From time to time, IHAM or certain IHAM Vehicles may purchase investments from us or sell investments to us, in each case for a price equal to the fair market value of such investments determined at the time of such transactions. See Note 4 to our consolidated financial statements for the year ended December 31, 2014 for more information about IHAM.

(2)
IHAM AUM refers to the assets of the vehicles managed, sub-managed and sub-serviced by IHAM. It includes drawn and undrawn amounts, including amounts that are subject to certain restrictions. IHAM AUM amounts are as of December 31, 2014 and are unaudited. Certain amounts are preliminary and remain subject to change, and differences may arise due to rounding.

Ares Management, L.P.

        Ares is a publicly traded, leading global alternative asset manager with approximately $86 billion of AUM as of December 31, 2014. As of December 31, 2014, Ares had over 750 employees in over 15 principal and originating offices across the United States, Europe and Asia. Since its inception in 1997, Ares has adhered to a disciplined investment philosophy that focuses on delivering strong risk-adjusted investment returns throughout market cycles. Ares believes each of its four distinct but complementary investment groups in Tradable Credit, Direct Lending, Private Equity and Real Estate is a market leader based on AUM and investment performance. Ares was built upon the fundamental principle that each group benefits from being part of the greater whole.

        The following chart shows the structure and various investment strategies of Ares as of December 31, 2014:

(1)
Ares Management is the parent to several registered investment advisers, including Ares Capital Management. AUM refers to the assets of the funds, alternative asset companies and other entities and accounts that are managed or co-managed by Ares, including funds managed by IHAM. For Ares funds other than CLOs, AUM represents the sum of the net asset value of such funds, the drawn and undrawn debt (at the fund-level including amounts subject to restrictions) and uncalled committed capital (including commitments to funds that have yet to commence their investment periods). For Ares funds that are CLOs, AUM represents subordinated notes (equity) plus all drawn and undrawn debt tranches. AUM amounts are as of December 31, 2014 and pro forma for Ares' acquisition of EIF, which closed on January 1, 2015.

(2)
Includes approximately $4 billion of AUM as of December 31, 2014 from Ares' acquisition of EIF on January 1, 2015.

Ares Capital Management LLC

        Ares Capital Management, our investment adviser, is served by an origination, investment and portfolio management team of over 90 U.S.-based investment professionals as of December 31, 2014 and led by the senior partners of the Ares Direct Lending Group: Michael Arougheti, Kipp deVeer, Mitchell Goldstein and Michael Smith. Ares Capital Management leverages off of Ares' investment platform and benefits from the significant capital markets, trading and research expertise of Ares' investment professionals. Ares Capital Management's investment committee has 12 members, including the senior partners and U.S.-based partners of the Ares Direct Lending Group, senior partners in the Ares Private Equity Group and a senior partner in the Ares Tradable Credit Group.

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

  •
  We believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold our loans without having to syndicate them is a competitive advantage.

  •
  We believe that middle-market companies have faced difficulty in raising debt through the capital markets. This approach to financing may become more difficult to the extent institutional investors seek to invest in larger, more liquid offerings, leaving less competition and fewer financing alternatives for middle-market companies.

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

COMPETITIVE ADVANTAGES

        We believe that we have the following competitive advantages over other capital providers to middle-market companies:

The Ares Platform

        As of December 31, 2014, Ares had approximately $86 billion of total AUM in the related asset classes of non-syndicated first and second lien senior secured corporate and commercial real estate loans, syndicated corporate and commercial real estate loans, high yield bonds, corporate and commercial real estate mezzanine debt and private equity. We believe Ares' current investment platform provides a competitive advantage in terms of access to origination and marketing activities and diligence for us. In particular, we believe that the Ares platform provides us with an advantage through its deal flow generation and investment evaluation process. Ares' asset management platform also provides additional market information, company knowledge and industry insight that benefit our investment and due diligence process. Ares' professionals maintain extensive financial sponsor and intermediary relationships, which provide valuable insight and access to transactions and information.

Seasoned Management Team

        The investment professionals in the Ares Direct Lending Group and members of our investment adviser's investment committee also have significant experience investing across market cycles. This experience also provides us with a competitive advantage in identifying, originating, investing in and managing a portfolio of investments in middle-market companies.

Broad Origination Strategy

        We focus on self-originating most of our investments by pursuing a broad array of investment opportunities in middle-market companies, venture capital backed businesses and power generation projects across multiple channels. We also leverage off of the extensive relationships of the broader Ares platform, including relationships with the portfolio companies in the IHAM Vehicles, to identify investment opportunities. We believe that this allows for asset selectivity and that there is a significant relationship between proprietary deal origination and credit performance. We believe that our focus on generating proprietary deal flow and lead investing also gives us greater control over capital structure, deal terms, pricing and documentation and enables us to actively manage our portfolio investments. Moreover, by leading the investment process, we are often able to secure controlling positions in credit tranches, thereby providing additional control in investment outcomes. We also have originated substantial proprietary deal flow from middle-market intermediaries, which often allows us to act as the sole or principal source of institutional capital to the borrower.

Scale and Flexible Transaction Structuring

        We believe that being one of the largest BDC's makes us a more desirable and flexible capital provider, especially in competitive markets. We are flexible with the types of investments we make and the terms associated with those investments. We believe this approach and experience enables our investment adviser to identify attractive investment opportunities throughout economic cycles and across a company's capital structure so we can make investments consistent with our stated investment objective and preserve principal while seeking appropriate risk adjusted returns. In addition, we have the flexibility to provide "one stop" financing with the ability to invest capital across the balance sheet and syndicate and hold larger investments than many of our competitors. We believe that the ability to underwrite, syndicate and hold larger investments benefits our stockholders by (a) potentially increasing net income and earnings through syndication, (b) increasing originated deal flow flexibility, (c) broadening market relationships and deal flow, (d) allowing us to optimize our portfolio composition and (e) allowing us to provide capital to a broader spectrum of middle-market companies, which we believe currently have limited access to capital from traditional lending sources. In addition, we believe that the ability to provide capital at every level of the balance sheet provides a strong value proposition to middle-market borrowers and our senior debt capabilities provide superior deal origination and relative value analysis capabilities compared to traditional "mezzanine only" lenders.

Experience with and Focus on Middle-Market Companies

        Ares has historically focused on investments in middle-market companies and we benefit from this experience. In sourcing and analyzing deals, our investment adviser benefits from Ares' extensive network of relationships focused on middle-market companies, including management teams, members of the investment banking community, private equity groups and other investment firms with whom Ares has had long-term relationships. We believe this network enables us to identify well-positioned prospective portfolio company investments. The Ares Direct Lending Group works closely with Ares' other investment professionals. As of December 31, 2014, Ares oversaw a portfolio of investments in over 1,000 companies, over 385 structured assets and over 185 properties across over 30 industries, which provides access to an extensive network of relationships and insights into industry trends and the state of the capital markets.

Disciplined Investment Philosophy

        In making its investment decisions, our investment adviser has adopted Ares' long-standing, consistent, credit-based investment approach that was developed over 17 years ago by its founders. Specifically, our investment adviser's investment philosophy, portfolio construction and portfolio management involve an assessment of the overall macroeconomic environment and financial markets and company-specific research and analysis. Its investment approach emphasizes capital preservation, low volatility and minimization of downside risk. In addition to engaging in extensive due diligence from the perspective of a long-term investor, our investment adviser's approach seeks to reduce risk in investments by focusing on:

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

OPERATING AND REGULATORY STRUCTURE

        Our investment activities are managed by our investment adviser, Ares Capital Management, which is a subsidiary of Ares, and supervised by our board of directors, a majority of whom are independent of Ares and its affiliates. Ares Capital Management is registered under the Investment Advisers Act of 1940, or the "Advisers Act." Under our Amended and Restated Investment Advisory and Management Agreement with Ares Capital Management, referred to herein as our "investment advisory and management agreement," we have agreed to pay Ares Capital Management base management fees based on our total assets, as defined under the Investment Company Act (other than cash and cash equivalents, but including assets purchased with borrowed funds) ("base management fees"), fees based on our net investment income ("income based fees") and fees based on our net capital gains ("capital gains incentive fees"). See "Investment Advisory and Management Agreement." Ares Operations provides us with certain administrative and other services necessary for us to operate pursuant to an Amended and Restated Administration Agreement, referred to herein as our "administration agreement." See "Administration Agreement."

        As a BDC, we are required to comply with certain regulatory requirements. For example, we are not generally permitted to invest in any portfolio company in which a fund managed by Ares or any of its downstream affiliates (other than us and our downstream affiliates) currently has an investment. However, we may co-invest with funds managed by Ares or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. Certain types of co-investment transactions would only be permitted pursuant to an exemptive order from the SEC, for which we have applied. Any such order will be subject to certain terms and conditions. Further there is no assurance that this application for exemptive relief will be granted by the SEC.

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

        In addition, as a consequence of our being a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code") for U.S. federal income tax purposes, our asset growth is dependent on our ability to raise equity capital through the issuance of common stock. RICs generally must distribute substantially all of their investment company taxable income (as defined under the Code) to stockholders as dividends in order to preserve their status as a RIC and not to be subject to additional U.S. Federal corporate-level taxes. This requirement, in turn, generally prevents us from using our earnings to support our operations, including making new investments.

MARKET CONDITIONS

        From time to time, capital markets may experience periods of disruption and instability. For example, between 2008 and 2009, the global financial markets experienced stress, volatility, instability, illiquidity and disruption, and as a result, during this time the availability of capital and access to capital markets was limited. While market conditions have experienced relative stability in recent years, there have been continuing periods of volatility and there can be no assurances that adverse market conditions will not repeat themselves in the future. If they do, we could face difficulty raising new capital on attractive terms. Consequently, our operating strategy could be materially and adversely affected. As the global liquidity situation and market conditions evolve, we will continue to monitor and adjust our approach to funding accordingly. See "Risk Factors—Risks Relating to Our Business—The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States, which may have a negative impact on our business and operations."

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

INVESTMENTS

Ares Capital Corporation Portfolio

        We have built an investment portfolio of primarily first and second lien senior secured loans, mezzanine debt and, to a lesser extent, equity investments in private middle-market companies. Our portfolio is well diversified by industry sector and its concentration to any single issuer is limited. Our largest investment as of December 31, 2014 was in the subordinated certificates of the SSLP. The SSLP consists of a diverse portfolio of first lien senior secured loans to 50 different borrowers as of December 31, 2014 and the portfolio companies in the SSLP are in industries similar to the companies in Ares Capital's portfolio. Our investment in the SSLP represented approximately 23% of our portfolio fair value as of December 31, 2014.

        Our debt investments in corporate borrowers generally range between $30 million and $500 million each, investments in project finance/power generation projects generally range between $10 million and $200 million each and investments in early-stage and/or venture capital-backed companies generally range between $1 million and $25 million each. However, the sizes of our investments may be more or less than these ranges and may vary based on, among other things, our capital availability, the composition of our portfolio and general micro- and macro-economic factors.

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

        Structurally, mezzanine debt usually ranks subordinate in priority of payment to senior secured loans and is often unsecured. However, mezzanine debt ranks senior to preferred and common equity in a borrower's capital structure. Mezzanine debt investments generally offer lenders fixed returns in the form of interest payments and will often provide lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest. This equity interest typically takes the form of an equity co-investment and/or warrants. Due to its higher risk profile and often less restrictive covenants as compared to senior secured loans, mezzanine debt generally bears a higher stated interest rate than senior secured loans. The equity co-investment and warrants (if any) associated with a mezzanine debt investment typically allow lenders to receive repayment of their principal on an agreed amortization schedule while retaining their equity interest in the borrower. Equity issued in connection with mezzanine debt also may include a "put" feature, which permits the holder to sell its equity interest back to the borrower at a price determined through an agreed formula.

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

        We generally seek to invest in companies in the industries in which Ares' investment professionals have direct expertise. The following is a representative list of the industries in which we have invested:

  •
  Aerospace and Defense

  •
  Automotive Services

  •
  Business Services

  •
  Consumer Products

  •
  Containers and Packaging

  •
  Education

  •
  Environmental Services

  •
  Financial Services

  •
  Food and Beverage

  •
  Healthcare Services

  •
  Investment Funds and Vehicles

  •
  Manufacturing

  •
  Oil and Gas

  •
  Other Services

  •
  Power Generation

  •
  Restaurant and Food Services

  •
  Retail

  •
  Telecommunications

        However, we may invest in other industries if we are presented with attractive opportunities.

        The industrial and geographic compositions of our portfolio at fair value as of December 31, 2014 and 2013 were as follows:

	As of December 31,
	2014	2013
Industry
Investment Funds and Vehicles(1)	23.3%	23.6%
Healthcare Services	16.3	16.2
Other Services	8.8	7.2
Consumer Products	8.3	3.5
Power Generation	7.3	5.4
Business Services	5.8	9.9
Education	5.0	5.9
Financial Services	4.5	5.1
Restaurants and Food Services	3.7	5.2
Manufacturing	3.3	3.3
Containers and Packaging	2.8	3.3
Oil and Gas	1.9	0.6
Retail	1.4	1.6
Aerospace and Defense	1.4	1.3
Commercial Real Estate Finance	1.2	0.6
Other	5.0	7.3

Total	100.0%	100.0%

(1)
Includes our investment in the SSLP, which had made first lien senior secured loans to 50 and 47 different borrowers as of December 31, 2014 and 2013, respectively. The portfolio companies in the SSLP are in industries similar to the companies in our portfolio.

	As of December 31,
	2014	2013
Geographic Region
West(1)	46.2%	50.0%
Midwest	18.1	15.8
Southeast	16.6	13.6
Mid Atlantic	15.4	15.9
Northeast	2.3	1.0
International	1.4	3.7

Total	100.0%	100.0%

(1)
Includes our investment in the SSLP, which represented 22.9% and 23.2% of the total investment portfolio at fair value as of December 31, 2014 and 2013, respectively.

        Since our initial public offering on October 8, 2004 through December 31, 2014, our exited investments resulted in an aggregate cash flow realized internal rate of return (as discussed in more detail in footnote 1 to the table below) to us of approximately 13% (based on original cash invested, net of syndications, of approximately $9.9 billion and total proceeds from such exited investments of approximately $12.1 billion). Approximately 71% of these exited investments resulted in an aggregate cash flow realized internal rate of return to us of 10% or greater.

        The aggregate cash flow realized internal rate of return, original cash invested, net of syndications, and total proceeds, in each case from exited investments, are listed below from our initial public offering on October 8, 2004 through the end of each period shown below.

	Exited Investments IPO through December 31,
(dollar amounts in millions)	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004
Realized internal rate of return(1)	13%	13%	13%	14%	15%	14%	19%	21%	26%	41%	17%
Original cash invested, net of syndications	$9,883	$7,717	$6,817	$4,638	$2,696	$1,220	$923	$684	$424	$119	$28
Total proceeds	$12,121	$9,445	$8,264	$5,627	$3,256	$1,405	$1,104	$818	$511	$140	$32

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

        Additionally, since our initial public offering on October 8, 2004 through December 31, 2014, our realized gains exceeded our realized losses by approximately $351 million (excluding a one-time gain on the acquisition of Allied Capital Corporation ("Allied Capital") (the "Allied Acquisition") and realized gains/losses from the extinguishment of debt and other assets). For the same time period, our average annualized net realized gain rate was approximately 1.1% (excluding a one-time gain on the Allied Acquisition and realized gains/losses from the extinguishment of debt and from other assets). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

        Information included herein regarding internal rates of return, realized gains and losses and annualized net realized gain rates are historical results relating to our past performance and are not necessarily indicative of future results, the achievement of which cannot be assured.

INVESTMENT SELECTION

        Ares' investment philosophy was developed over 17 years ago and has remained consistent and relevant throughout a number of economic cycles. We are managed using a similar investment philosophy used by the investment professionals of Ares in respect of its other investment funds.

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

Intensive Due Diligence

        The process through which an investment decision is made involves extensive research into the target company, its industry, its growth prospects and its ability to withstand adverse conditions. If the senior investment professional responsible for the potential transaction determines that an investment opportunity should be pursued, we will engage in an intensive due diligence process. Approximately 30-40% of the investments initially reviewed by us proceed to this phase. Though each transaction will involve a somewhat different approach, the regular due diligence steps generally undertaken include:

  •
  meeting with the target company's management team to get a detailed review of the business, and to probe for potential weaknesses in business prospects;

  •
  checking management's backgrounds and references;

  •
  performing a detailed review of historical financial performance, including performance through various economic cycles, and the quality of earnings;

  •
  reviewing both short and long term projections of the business, and sensitizing them for both upside and downside risk;

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

        After the investment is approved by the underwriting committee, a more extensive due diligence process is employed by the transaction team. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis. Approximately 7-10% of all investments initially reviewed by us will be presented to the investment committee. Approval of an investment for funding requires the approval of the majority of the investment committee of our investment adviser, although unanimous consent is sought.

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

Debt Investments

        We invest in portfolio companies primarily in the form of first lien senior secured loans (including unitranche loans), second lien senior secured loans and mezzanine debt. The first and second lien senior secured loans generally have terms of three to 10 years. In connection with our first and second lien senior secured loans we generally receive security interests in certain assets of our portfolio companies that could serve as collateral in support of the repayment of such loans. First and second lien senior secured loans generally have floating interest rates, which may have LIBOR floors, and also may provide for some amortization of principal and excess cash flow payments, with the remaining principal balance due at maturity.

        We structure our mezzanine investments primarily as unsecured subordinated loans that provide for relatively higher fixed interest rates. The mezzanine debt investments generally have terms of up to 10 years. These loans typically have interest-only payments, with amortization of principal, if any, deferred to the later years of the mezzanine investment. In some cases, we may enter into loans that, by their terms, convert into equity or additional debt or defer payments of interest (or at least cash interest) for the first few years after our investment. Also, in some cases our mezzanine debt will be secured by a subordinated lien on some or all of the assets of the borrower.

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

        We generally require financial covenants and terms that require an issuer to reduce leverage, thereby enhancing credit quality. These methods include: (a) maintenance leverage covenants requiring a decreasing ratio of indebtedness to cash flow over time, (b) maintenance cash flow covenants requiring an increasing ratio of cash flow to the sum of interest expense and capital expenditures and (c) indebtedness incurrence prohibitions, limiting a company's ability to take on additional indebtedness. In addition, by including limitations on asset sales and capital expenditures we may be able to prevent a borrower from changing the nature of its business or capitalization without our consent.

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

ON-GOING RELATIONSHIPS WITH AND MONITORING OF PORTFOLIO COMPANIES

        We closely monitor each investment we make, maintain a regular dialogue with both the management team and other stakeholders and seek specifically tailored financial reporting. In addition, senior investment professionals may take board seats or obtain board observation rights in connection with our portfolio companies. As of December 31, 2014, of our 205 portfolio companies, we were entitled to board seats or board observation rights on 39% of these companies and these companies represented approximately 64% of our portfolio at fair value.

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

        As of December 31, 2014, the weighted average grade of our portfolio at fair value was 3.0. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity."

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

COMPETITION

        Our primary competitors include public and private funds, commercial and investment banks, commercial finance companies, other BDCs and private equity funds, each of which we compete with for financing opportunities. Many of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. For example, some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider more investments and establish more relationships than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC. For additional information concerning the competitive risks we face, see "Risk Factors—Risks Relating to Our Business—We operate in a highly competitive market for investment opportunities".

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

STAFFING

        We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees or affiliates of our investment adviser, Ares Capital Management, and our administrator, Ares Operations, each of which is a subsidiary of Ares Management, pursuant to the terms of our investment advisory and management agreement and our administration agreement, respectively, each as described below. Each of our executive officers is an employee or affiliate of our investment adviser or our administrator. Our day-to-day investment activities are managed by our investment adviser. Most of the services necessary for the origination of our investment portfolio are provided by investment professionals employed by Ares Capital Management. Ares Capital Management had over 90 U.S.-based investment professionals as of December 31, 2014 who focus on origination, transaction development, investment and the ongoing monitoring of our investments. See "Investment Advisory and Management Agreement" below. We reimburse both our investment adviser and our administrator for a certain portion of expenses incurred in connection with such staffing, as described in more detail below. Because we have no employees, Ares Capital does not have a formal employee relations policy.

INVESTMENT ADVISORY AND MANAGEMENT AGREEMENT

Management Services

        Ares Capital Management serves as our investment adviser and is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our board of directors, our investment adviser manages the day-to-day operations of, and provides investment advisory and management services to, Ares Capital. Under the terms of the investment advisory and management agreement, our investment adviser:

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

Base Management Fee

        Pursuant to the investment advisory and management agreement and subject to the overall supervision of our board of directors, our investment adviser provides investment advisory and management services to us. For providing these services, our investment adviser receives fees from us consisting of a base management fee, an income based fee and a capital gains incentive fee.

        The base management fee is calculated at an annual rate of 1.5% based on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears.

Income Based Fee

        The income based fee is calculated and payable quarterly in arrears based on our net investment income excluding income based fees and capital gains incentive fees ("pre-incentive fee net investment income") for the quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the administration agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the income based fee and capital gains incentive fee accrued under U.S. generally accepted accounting principles ("GAAP")). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that we have not yet received in cash. Our investment adviser is not under any obligation to reimburse us for any part of the income based fees it received that was based on accrued interest that we never actually received. See "Risk Factors—Risks Relating to Our Business—There are significant potential conflicts of interest that could impact our investment returns" and "Risk Factors—Risks Relating to Our Business—We may be obligated to pay our investment adviser certain fees even if we incur a loss."

        Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation, unrealized capital depreciation or income tax expense related to realized gains and losses. Because of the structure of the income based fee, it is possible that we may pay such fees in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate (as defined below) for a quarter, we will pay the applicable income based fee even if we have incurred a loss in that quarter due to realized and/or unrealized capital losses.

        Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any income based fees and capital gains incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed "hurdle rate" of 1.75% per quarter. If market credit spreads rise, we may be able to invest in debt instruments that provide for a higher return, which may increase our pre-incentive fee net investment income and make it easier for our investment adviser to surpass the fixed hurdle rate and receive and income based fee based on such net investment income. To the extent we have retained pre-incentive fee net investment income that has been used to calculate the income based fee, it is also included in the amount of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds) used to calculate the 1.5% base management fee.

        We pay our investment adviser an income based fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

  •
  no income based fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate;

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

        The following is a graphical representation of the calculation of the income based fee:

Quarterly Income Based Fee Based on Net Investment Income
Pre-incentive fee net investment income return
(expressed as a percentage of the value of net assets)

Percentage of pre-incentive fee net investment income
allocated to income based fee

        These calculations are adjusted for any share issuances or repurchases during the quarter.

Capital Gains Incentive Fee

        The capital gains incentive fee is determined and payable in arrears as of the end of each calendar year (or, upon termination of our investment advisory and management agreement, as of the termination date) and is calculated at the end of each applicable year by subtracting (a) the sum of our cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (b) our cumulative aggregate realized capital gains, in each case calculated from October 8, 2004, (the date we completed our initial public offering). Realized capital gains and losses include gains and losses on investments and foreign currencies, gains and losses on extinguishment of debt and other assets, as well as any income tax expense related to realized gains and losses. If such amount is positive at the end of such year, then the capital gains incentive fee for such year is equal to 20% of such amount, less the aggregate amount of capital gains incentive fees paid in all prior years. If such amount is negative, then there is no capital gains incentive fee for such year.

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

        The aggregate unrealized capital depreciation is calculated as the sum of the differences, if negative, between (a) the valuation of each investment in our portfolio as of the applicable capital gains incentive fee calculation date and (b) the accreted or amortized cost basis of such investment.

        Notwithstanding the foregoing, as a result of an amendment to the capital gains incentive fee under the investment advisory and management agreement that was adopted on June 6, 2011, if we are required by GAAP to record an investment at its fair value as of the time of acquisition instead of at the actual amount paid for such investment by us (including, for example, as a result of the application of the acquisition method of accounting), then solely for the purposes of calculating the capital gains incentive fee, the "accreted or amortized cost basis" of an investment shall be an amount (the "Contractual Cost Basis") equal to (1) (x) the actual amount paid by us for such investment plus (y) any amounts recorded in our financial statements as required by GAAP that are attributable to the accretion of such investment plus (z) any other adjustments made to the cost basis included in our financial statements, including PIK interest or additional amounts funded (net of repayments) minus (2) any amounts recorded in our financial statements as required by GAAP that are attributable to the amortization of such investment, whether such calculated Contractual Cost Basis is higher or lower than the fair value of such investment (as determined in accordance with GAAP) at the time of acquisition.

        We defer cash payment of any income based fee and the capital gains incentive fee otherwise earned by our investment adviser if during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made the sum of (a) the aggregate distributions to our stockholders and (b) the change in net assets (defined as total assets less indebtedness and before taking into account any income based fees or capital gains incentive fees accrued during the period) is less than 7.0% of our net assets (defined as total assets less indebtedness) at the beginning of such period. Any such deferred fees are carried over for payment in subsequent calculation periods to the extent such payment is payable under our investment advisory and management agreement.

Payment of Our Expenses

        The services of all investment professionals and staff of our investment adviser, when and to the extent engaged in providing investment advisory and management services to us and routine overhead expenses of such personnel allocable to such services, are provided and paid for by our investment adviser. We bear all other costs and expenses of our operations and transactions, including, but not limited to, those relating to: rent; organization; calculation of our net asset value (including, but not limited to, the cost and expenses of any independent valuation firm); expenses incurred by our investment adviser payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments (including the cost of consultants hired to develop information technology systems designed to monitor our investments) and performing due diligence on our prospective portfolio companies; interest payable on indebtedness, if any, incurred to finance our investments; offerings of our common stock and other securities; investment advisory and management fees; administration fees; fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments (including payments to third party vendors for financial information services); transfer agent and custodial fees; registration fees; listing fees; taxes; independent directors' fees and expenses; costs of preparing and filing reports or other documents with the SEC; the costs of any reports, proxy statements or other notices to stockholders, including printing costs; to the extent we are covered by any joint insurance policies, our allocable portion of the insurance premiums for such policies; direct costs and expenses of administration, including auditor and legal costs; and all other expenses incurred by us or our administrator in connection with administering our business as described in more detail under "Administration Agreement" below.

Duration, Termination and Amendment

        At an in-person meeting of our board of directors on March 16, 2011, the form of our current investment advisory and management agreement, including two proposed amendments to our then existing investment advisory and management agreement, was approved by our board of directors with the recommendation that our stockholders vote to approve the proposed amendments. On June 6, 2011, our stockholders approved the proposed amendments and we entered into a restated investment advisory and management agreement, reflecting such amendments on June 6, 2011. At an in-person meeting of our board of directors on April 30, 2014, our board of directors, including a majority of the directors who are not "interested persons" of the Company as defined in the Investment Company Act, voted to approve the continuation of the investment advisory and management agreement to June 6, 2015. A discussion regarding the basis for our board of directors' approval of the 2011 adoption of the form of our current investment advisory and management agreement is available in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

        Unless terminated earlier, the investment advisory and management agreement will automatically renew for successive annual periods if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not "interested persons" of the Company.

        In voting to approve the continuation of the investment advisory and management agreement, the independent directors had the opportunity to consult in executive session with counsel to the Company regarding the approval of such agreement. In reaching a decision to approve the continuation of the investment advisory and management agreement, our board of directors reviewed a significant amount of information and considered, among other things:

  (i)
  the nature, extent and quality of the advisory and other services to be provided to the Company by our investment adviser;

  (ii)
  the long and short-term investment performance of the Company and our investment adviser;

  (iii)
  the costs of the services to be provided by our investment adviser (including the base management fee, the income based fee and the capital gains incentive fee (including hurdle rates) and expense ratios) and comparative data;

  (iv)
  the limited potential for economies of scale in investment management associated with a larger capital base for investments in first and second lien senior loans and mezzanine debt and whether such limited economies of scale would benefit our stockholders;

  (v)
  our investment adviser's estimated pro forma profitability with respect to managing us;

  (vi)
  the limited potential for additional benefits to be derived by our investment adviser and its affiliates as a result of our relationship with our investment adviser; and

  (vii)
  various other matters, including the alignment of interests of our stockholders.

        In voting to approve the continuation of the investment advisory and management agreement, our board of directors, including all of the directors who are not "interested persons," of the Company, made the following conclusions:

  •
  Nature, Extent and Quality of Services.  Our board of directors considered the nature, extent and quality of the investment selection process employed by our investment adviser, including the flow of transaction opportunities resulting from Ares Capital Management's investment professionals' significant capital markets, trading and research expertise, the employment of Ares Capital Management's investment philosophy, diligence procedures, credit recommendation process, investment structuring, and ongoing relationships with and monitoring of portfolio companies, in light of the investment objective of the Company. Our board of directors also considered our investment adviser's personnel and their prior experience in connection with the types of investments made by us, including such personnel's network of relationships with intermediaries focused on middle-market companies. Our board of directors also considered the benefit and increasing costs of our investment adviser continuing to be able to recruit and retain top talent. In addition, our board of directors considered the other terms and conditions of the investment advisory and management agreement. Our board of directors determined that the substantive terms of the investment advisory and management agreement (other than the fees payable thereunder, which our board of directors reviewed separately), including the services to be provided, are generally the same as those of comparable BDCs described in the available market data and that it would be difficult to obtain similar services of similar quality on a comparable basis from other third party service providers or through an internally managed structure. In addition, our board of directors considered the fact that we have the ability to terminate the investment advisory and management agreement without penalty upon 60 days' written notice to our investment adviser. Our board of directors further determined that our investment adviser is served by a dedicated origination, transaction development and investment team of investment professionals, and that these investment professionals have historically focused on investments in middle- market companies and have developed an investment evaluation process and an extensive network of relationships with financial sponsors and intermediaries focused on middle-market companies, which experience and relationships coincide with our investment objective and generally equal or exceed those of the management teams or investment advisers of other comparable BDCs described in the available market data.

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

  •
  Costs of the Services Provided to the Company.  Our board of directors considered (i) comparative data based on publicly available information with respect to services rendered and the advisory fees (including the base management fee, the income based fee and the capital gains incentive fee (including hurdle rates)) of other BDCs with similar investment objectives, our operating expenses and expense ratios compared to other BDCs of similar size and with similar investment objectives and (ii) the administrative services that our administrator will provide to us at cost. Based upon its review, our board of directors determined that the fees to be paid under the investment advisory and management agreement are generally equal to or less than those payable under agreements of comparable BDCs described in the available market data. In addition, after examining market data, information prepared by management and a detailed discussion with management, our board of directors determined that while our total expenses (adjusted for certain non-recurring items and including interest expense and credit facility fees) as a percentage of assets for the year ended December 31, 2013 were slightly above average as compared to those disclosed in market data by comparable externally managed BDCs, our total expenses (adjusted for certain non-recurring items and excluding interest expense and credit facility fees) as a percentage of assets for the year ended December 31, 2013 were similar to or lower than those disclosed by comparable externally managed BDCs. Our board of directors noted that the slightly above average total expenses as a percentage of assets were attributable to increased interest expense as a result of our strategy of decreasing our balance sheet risk by extending debt maturities and refinancing short-term borrowings under floating rate secured debt with long-term fixed rate unsecured debt. Our board of directors further noted that many of our BDC competitors have been unable to access such unsecured debt.

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

  •
  Estimated Pro Forma Profitability of the Investment Adviser.  Our board of directors considered information about our investment adviser's budget and determined that, based on the information available to our board of directors, our investment adviser's estimated pro forma profitability with respect to managing the Company was generally equal to or less than the profitability of investment advisers managing comparable BDCs. Our board of directors noted that no market data was available for such advisers and that such determination was based, in particular, on the fact that the management fee payable to our investment adviser is 1.50% (compared to 2.00% for a number of the Company's competitors) and is not paid on cash or cash equivalents held by the Company (unlike several of the Company's competitors).

  •
  Limited Potential for Additional Benefits Derived by the Investment Adviser.  Our board of directors considered whether there was potential for additional benefits, such as soft dollar arrangements with brokers, to be derived by our investment adviser and its affiliates as a result of our relationship with our investment adviser and noted that it believed any such potential was limited.

  •
  Other Matters Considered.  Our board of directors considered the interests of senior management and concluded that the judgment and performance of our senior management were not impaired by those interests.

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

        Conflicts of interest may arise if our investment adviser seeks to change the terms of our investment advisory and management agreement, including, for example, the amount of the base management fee, the income based fee, the capital gains incentive fee or other compensation terms. Material amendments to our investment advisory and management agreement must be approved by the affirmative vote of the holders of a majority of our outstanding voting securities and by a majority of our independent directors, and we may from time to time decide it is appropriate to seek the requisite approval to change the terms of the agreement.

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

ADMINISTRATION AGREEMENT

        We are also party to an administration agreement, referred to herein as the "administration agreement", with our administrator, Ares Operations. Our board of directors approved the continuation of our administration agreement on April 30, 2014, which extended the term of the agreement until June 1, 2015. Pursuant to the administration agreement, Ares Operations furnishes us with office equipment and clerical, bookkeeping and record keeping services at our office facilities. Under the administration agreement, Ares Operations also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, investor relations and technology, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Ares Operations assists us in determining and publishing our net asset value, assists us in providing managerial assistance to our portfolio companies, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under our administration agreement are equal to an amount based upon our allocable portion of Ares Operations' overhead and other expenses (including travel expenses) incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the compensation of certain of our officers (including our chief compliance officer, chief financial officer, chief accounting officer, general counsel, treasurer and assistant treasurer) and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60 days' written notice to the other party.

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

LEVERAGE

        We may from time to time borrow funds to make investments, a practice known as "leverage," to attempt to increase returns to our stockholders. With certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as calculated in accordance with the Investment Company Act, equals at least 200% after such borrowing. The amount of leverage that we employ at any particular time will depend on our investment adviser's and our board of directors' assessments of market and other factors at the time of any proposed borrowing. As of February 20, 2015, we had $3.6 billion of total principal debt outstanding under the various debt instruments described below. See "Risk Factors—Risks Relating to Our Business—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing with us."

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

        We are party to a revolving credit facility, which allows us to borrow up to $1.25 billion at any one time outstanding (the "Revolving Credit Facility"). The Revolving Credit Facility also includes an "accordion" feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $1.8 billion. The Revolving Credit Facility provides for a revolving period until May 18, 2018 and a stated maturity of May 4, 2019. Subject to certain exceptions, the interest rate charged on the Revolving Credit Facility is based on LIBOR plus an applicable spread of 2.00% or a "base rate" (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 1.00%.

        Our consolidated subsidiary, Ares Capital CP Funding LLC ("Ares Capital CP"), is party to a revolving funding facility, which allows us to borrow up to $540 million at any one time outstanding (the "Revolving Funding Facility"). The Revolving Funding Facility provides for a feature that allows, under certain circumstances, for an increase in the size of the facility to a maximum of $865 million. The Revolving Funding Facility provides for a reinvestment period until May 14, 2017 and a stated maturity of May 14, 2019. Subject to certain exceptions, the interest rate charged on the Revolving Funding Facility is based on applicable spreads ranging from 2.25% to 2.50% over LIBOR and ranging from 1.25% to 1.50% over "base rate" (as defined in the agreements governing the Revolving Funding

Facility) in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the Revolving Funding Facility.

        Our consolidated subsidiary, Ares Capital JB Funding LLC ("ACJB LLC") is party to a revolving funding facility with Sumitomo Mitsui Banking Corporation ("SMBC"), which allows us to borrow up to $400 million at any one time outstanding (the "SMBC Funding Facility" and together with the Revolving Credit Facility and the Revolving Funding Facility, the "Facilities"). The SMBC Funding Facility provides for a reinvestment period until September 14, 2016 and a stated maturity of September 14, 2021. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. Subject to certain exceptions, the interest rate charged on the SMBC Funding Facility is based on one month LIBOR plus an applicable spread of 2.00% or a "base rate" (as defined in the agreements governing the SMBC Funding Facility) plus an applicable spread of 1.00%.

        As of February 20, 2015, we had approximately $1.5 billion aggregate principal amount of convertible senior unsecured notes outstanding comprised of $575.0 million aggregate principal amount of convertible senior unsecured notes that mature on February 1, 2016 and bear interest at a rate of 5.75% (the "February 2016 Convertible Notes"), $230.0 million aggregate principal amount of convertible senior unsecured notes that mature on June 1, 2016 and bear interest at a rate of 5.125% (the "June 2016 Convertible Notes"), $162.5 million aggregate principal amount of convertible senior unsecured notes that mature on March 15, 2017 and bear interest at rate of 4.875% (the "2017 Convertible Notes"), $270.0 million aggregate principal amount of convertible senior unsecured notes that mature on January 15, 2018 and bear interest at a rate of 4.75% (the "2018 Convertible Notes"), and $300.0 million aggregate principal amount of convertible senior unsecured notes that mature on January 15, 2019 and bear interest at a rate of 4.375% (the "2019 Convertible Notes", and together with the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes and the 2018 Convertible Notes, the "Convertible Unsecured Notes").

        As of February 20, 2015, we had approximately $2.1 billion aggregate principal amount of senior unsecured notes outstanding comprised of $750.0 million aggregate principal amount of senior unsecured notes that mature on November 30, 2018 and bear interest at a rate of 4.875% (the "2018 Notes"), $600 million aggregate principal amount of senior unsecured notes that mature on January 15, 2020 and bear interest at a rate of 3.875% (the "2020 Notes"), $143.8 million aggregate principal amount of senior unsecured notes that mature on February 15, 2022 and bear interest at a rate of 7.00% (the "February 2022 Notes"), $182.5 million aggregate principal amount of senior unsecured notes that mature on October 1, 2022 and bear interest at a rate of 5.875% (the "October 2022 Notes"), $200.0 million aggregate principal amount of senior unsecured notes that mature on October 15, 2040 and bear interest at a rate of 7.75% (the "2040 Notes") and $229.5 million aggregate principal amount of senior unsecured notes that mature on April 15, 2047 and bear interest at a rate of 6.875% (the "2047 Notes" and together with the 2018 Notes, the 2020 Notes, the February 2022 Notes, the October 2022 Notes and the 2040 Notes, the "Unsecured Notes"). The Unsecured Notes, excluding the 2018 Notes and the 2020 Notes, are listed on The New York Stock Exchange. See "Management's Discussion And Analysis Of Financial Condition And Results Of Operations—Recent Developments," as well as Note 17 to our consolidated financial statements for the year ended December 31, 2014 for more information on the 2020 Notes and the February 2022 Notes.

        We intend to continue borrowing under the Facilities in the future and we may increase the size of the Facilities, add additional credit facilities or otherwise issue additional debt securities or other evidences of indebtedness in the future, although there can be no assurance that we will be able to do so.

        For more information on our debt, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources."

Small Business Investment Company

        We have applied to the Small Business Administration ("SBA") for a license to allow a new wholly owned subsidiary to operate as a Small Business Investment Company ("SBIC") under the Small Business Investment Act of 1958. In May 2014, we received a "green light" or "go forth letter" from the SBA inviting us to continue our application process to obtain a license to form and operate an SBIC subsidiary, and we submitted our license application in October 2014. If approved, the license would provide us with an incremental source of long-term debt capital. Receipt of a green light letter from the SBA does not assure an applicant that the SBA will ultimately issue an SBIC license, and we have received no assurance or indication from the SBA that we will receive an SBIC license or of the timeframe in which we would receive a license should one ultimately be granted.

REGULATION

        We have elected to be regulated as a BDC under the Investment Company Act and have elected to be treated as a RIC under the Code. As with other companies regulated by the Investment Company Act, a BDC must adhere to certain substantive regulatory requirements. The Investment Company Act contains prohibitions and restrictions relating to certain transactions between BDCs and certain affiliates (including any investment advisers or sub-advisers), principal underwriters and certain affiliates of those affiliates or underwriters. Among other things, we generally cannot invest in any portfolio company in which a fund managed by Ares or any of its downstream affiliates other than us and our downstream affiliates) currently has an investment (although we may co-invest with funds managed by Ares or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures). Certain types of co-investment transactions would only be permitted pursuant to an exemptive order from the SEC, for which we have applied. Any such order will be subject to certain terms and conditions. Further, there is no assurance that the application for exemptive relief will be granted by the SEC.

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

        When we share non-public stockholder personal information referred to above, the information is made available for limited business purposes and under controlled circumstances designed to protect our stockholders' privacy. We do not permit use of stockholder information for any non-business or marketing purpose, nor do we permit third parties to rent, sell, trade or otherwise release or disclose information to any other party.

        Our service providers, such as its investment adviser, administrator and transfer agent, are required to maintain physical, electronic, and procedural safeguards to protect stockholder non-public personal information to prevent unauthorized access or use and to dispose of such information when it is no longer required.

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

        From time to time, capital markets may experience periods of disruption and instability. For example, between 2008 and 2009, the global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have experienced relative stability in recent years, there have been continuing periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future.

        Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock at a price below net asset value. Pursuant to approval granted at our 2014 annual stockholders meeting, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires the earlier of June 2, 2015 and the date of our 2015 annual stockholders meeting.

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

        Due to federal budget deficit concerns, S&P downgraded the federal government's credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody's and Fitch had warned that they may downgrade the federal government's credit rating. Further downgrades or warnings by S&P or other rating agencies, and the United States government's credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

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

        In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve's holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve's bond-buying program will have on the value of our investments. However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government's credit and deficit concerns and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, in January 2015, the Federal Reserve reaffirmed its view that the current target range for the federal funds rate was appropriate based on current economic conditions. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve's objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

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

        We depend on the diligence, skill and network of business contacts of certain key personnel of the Ares Direct Lending Group. We also depend, to a significant extent, on access to the investment professionals of other groups within Ares and the information and deal flow generated by Ares' investment professionals in the course of their investment and portfolio management activities. Our future success depends on the continued service of the key personnel of the Ares Direct Lending Group. The departure of any of these individuals, or of a significant number of the investment professionals or partners of Ares, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure you that Ares Capital Management will remain our investment adviser or that we will continue to have access to Ares' investment professionals or its information and deal flow. Further, there can be no assurance that Ares Capital will replicate its own or Ares' historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by other Ares-managed funds.

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

        Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our investment adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of our investment adviser's investment committee have substantial responsibilities in connection with their roles at Ares and with the other Ares funds, as well as responsibilities under the investment advisory and management agreement. They may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, Ares will need to hire, train, supervise, manage and retain new employees. However, we cannot assure you that Ares will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

        In addition, as we grow, we may open up new offices in new geographic regions that may increase our direct operating expenses without corresponding revenue growth.

Our ability to grow depends on our ability to raise capital.

        We will need to periodically access the capital markets to raise cash to fund new investments in excess of our repayments and, beginning in 2016, we may also need to access the capital markets to refinance existing debt obligations to the extent such maturing obligations are not repaid with cash flows from operations. We have elected to be treated as a RIC and operate in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs. Among other things, in order to maintain our RIC status, we must distribute to our stockholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income, and, as a result, such distributions will not be available to fund investment originations or repay maturing debt. We must continue to borrow from financial institutions and issue additional securities to fund our growth. Unfavorable economic or capital market conditions may increase our funding costs or limit our access to the capital markets, or could result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets may limit our ability to refinance our existing debt obligations as they become due and/or to fully execute our business strategy and could limit our ability to grow or cause us to have to shrink the size of our business, which could decrease our earnings, if any.

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

        We may issue senior securities or borrow money from banks or other financial institutions, up to the maximum amount permitted by the Investment Company Act. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 200% after each such incurrence or issuance. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. In addition, our inability to satisfy this test could cause an event of default under our existing indebtedness. If we cannot satisfy this test, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2014, our asset coverage calculated in accordance with the Investment Company Act was 235%. Also, to generate cash for funding new investments, we may in the future seek to issue additional debt or to securitize certain of our loans. The Investment Company Act may impose restrictions on the structure of any such securitization.

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

        Pursuant to approval granted at our 2014 annual stockholders meeting, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires the earlier of June 2, 2015 and the date of our 2015 annual stockholders meeting.

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

        As of December 31, 2014, we had approximately $556.0 million of outstanding borrowings under the Facilities, approximately $1,537.5 million in aggregate principal amount outstanding of the Convertible Unsecured Notes and approximately $1,905.8 million in aggregate principal amount outstanding of the Unsecured Notes. In order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2014, we must achieve annual returns on our December 31, 2014 total assets of at least 2.1%. The weighted average stated interest rate charged on our principal amount of outstanding indebtedness as of December 31, 2014 was 4.9%. We intend to continue borrowing under the Facilities in the future and we may increase the size of the Facilities or issue additional debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). For more information on our indebtedness, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources." Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our investment adviser's and our board of directors' assessments of market and other factors at the time of any proposed borrowing.

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

        The following table illustrates the effect on return to a holder of our common stock of the leverage created by our use of borrowing at the weighted average stated interest rate of 4.9% as of

December 31, 2014, together with (a) our total value of net assets as of December 31, 2014; (b) approximately $3,999.3 million in aggregate principal amount of indebtedness outstanding as of December 31, 2014 and (c) hypothetical annual returns on our portfolio of minus 15% to plus 15%.

Assumed Return on Portfolio (Net of Expenses)(1)	–15%	–10%	–5%	—%	5%	10%	15%
Corresponding Return to Common Stockholders(2)	–31%	–22%	–13%	–4%	5%	14%	23%

(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2014. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2014.

(2)
In order to compute the "Corresponding Return to Common Stockholders," the "Assumed Return on Portfolio" is multiplied by the total value of our assets at December 31, 2014 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 4.9% by the approximately $3,999.3 million of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of December 31, 2014 to determine the "Corresponding Return to Common Stockholders."

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

        For U.S. federal income tax purposes, we generally are required to include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise, for example, if we receive warrants in connection with the making of a loan or PIK interest representing contractual interest added to the loan principal balance and due at the end of the loan term. Such original issue discount or PIK interest is included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash, including, for example, amounts attributable to hedging and foreign currency transactions or cancellation of indebtedness income resulting from a restructuring of an investment in debt securities.

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

        A large percentage of our portfolio investments are not publicly traded. The fair value of investments that are not publicly traded may not be readily determinable. We value these investments quarterly at fair value as determined in good faith by our board of directors based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions). The valuation process is conducted at the end of each fiscal quarter, with a minimum of 55% (based on value) of our valuations of portfolio companies without readily available market quotations subject to review by an independent valuation firm each quarter. However, we may use these independent valuation firms to review the value of our investments more frequently, including in connection with the occurrence of significant events or changes in value affecting a particular investment. In addition, our independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, our investment valuation process within the context of performing the integrated audit.

        The types of factors that may be considered in valuing our investments include the enterprise value of the portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, a comparison of the portfolio company's securities to similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our valuation. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed and may differ materially from the values that we may ultimately realize. Our net asset value per share could be adversely affected if our determinations regarding the fair value of these investments are higher than the values that we realize upon disposition of such investments.

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

        Our investment portfolio includes our investment in the SSLP, which as of December 31, 2014, represented approximately 23% of our total portfolio at fair value. In addition, for the year ended December 31, 2014, approximately 35% of our total investment income was earned from our investment in the SSLP. The income earned from the SSLP is derived from the interest and fee income earned by the SSLP from its investments in first lien senior secured loans of middle market companies. We provide capital to the SSLP in the form of subordinated certificates (the "SSLP Certificates"), which had a 13.55% yield at fair value as of December 31, 2014 and are junior in right of payment to the senior notes held by GE in the SSLP. For more information on the SSLP, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity—Senior Secured Loan Program." Our return on and repayment of our investment in the SSLP Certificates depends on the performance of the loans in the SSLP's portfolio in the aggregate. Accordingly, any material degradation in the performance of the loans in the SSLP's portfolio in the aggregate would have a negative effect on the yield on our SSLP Certificates and could ultimately result in the loss of some or all of our investment in the SSLP Certificates.

There are significant potential conflicts of interest that could impact our investment returns.

        Certain of our executive officers and directors, and members of the investment committee of our investment adviser, serve or may serve as officers, directors or principals of other entities and affiliates of our investment adviser and investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders' best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. Certain members of our investment adviser's investment committee have significant responsibilities for other Ares funds. For example, Mr. Bennett Rosenthal is required to devote a substantial majority of his business time to the affairs of the Ares Private Equity Group. Similarly, although the professional staff of our investment adviser will devote as much time to the management of the Company as appropriate to enable our investment adviser to perform its duties in accordance with the investment advisory and management agreement, the investment professionals of our investment adviser may have conflicts in allocating their time and services among the Company, on the one hand, and investment vehicles managed by Ares or one or more of its affiliates, on the other hand. These activities could be viewed as creating a conflict of interest insofar as the time and effort of the professional staff of our investment adviser and its officers and employees will not be devoted exclusively to the business of the Company but will instead be allocated between the business of the Company and the management of these other investment vehicles. However, Ares believes that the efforts of such individuals are synergistic with and beneficial to the affairs of Ares Capital and these other investment vehicles managed by Ares or its affiliates.

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

        We have from time to time sold assets to IHAM and certain of the vehicles managed by IHAM and, as part of our investment strategy, we may offer to sell additional assets to vehicles managed by one or more of our controlled affiliates (including IHAM) or we may purchase assets from vehicles managed by one or more of our controlled affiliates. In addition, vehicles managed by one or more of our controlled affiliates (including IHAM) may offer assets to or may purchase assets from one another. While assets may be sold or purchased at prices that are consistent with those that could be obtained from third parties in the marketplace, and although these types of transactions generally require approval of one or more independent parties, there may be an inherent conflict of interest in such transactions between us and funds managed by one of our controlled affiliates.

        We pay a base management fee, an income based fee and a capital gains incentive fee to our investment adviser, and reimburse our investment adviser for certain expenses it incurs. In addition, investors in our common stock will invest on a gross basis and receive distributions on a net basis after expenses, resulting in, among other things, a lower rate of return than one might achieve if distributions were made on a gross basis.

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

        The income based fees payable by us to our investment adviser that relate to our pre-incentive fee net investment income is computed and paid on income that may include interest that is accrued but not yet received in cash. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of such fee will become uncollectible. Our investment adviser is not under any obligation to reimburse us for any part of the income based fees it received that were based on accrued interest that we never actually receive.

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

        We are party to an administration agreement with our administrator, Ares Operations, a subsidiary of Ares Management, pursuant to which our administrator furnishes us with administrative services and we pay our administrator at cost our allocable portion of overhead and other expenses (including travel expenses) incurred by our administrator in performing its obligations under our administration agreement, including our allocable portion of the cost of certain of our officers (including our chief compliance officer, chief financial officer, chief accounting officer, general counsel, treasurer and assistant treasurer) and their respective staffs, but not investment professionals.

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

  •
  cyber-attacks.

        These events, in turn, could have a material adverse effect on our business, financial condition and operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.

        A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Ares Management and third-party service providers. Ares Management has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

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

        Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operating results or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

Our investment adviser's liability is limited under the investment advisory and management agreement, and we are required to indemnify our investment adviser against certain liabilities, which may lead our investment adviser to act in a riskier manner on our behalf than it would when acting for its own account.

        Our investment adviser has not assumed any responsibility to us other than to render the services described in the investment advisory and management agreement, and it will not be responsible for any action of our board of directors in declining to follow our investment adviser's advice or recommendations. Pursuant to the investment advisory and management agreement, our investment adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entity affiliated with it will not be liable to us for their acts under the investment advisory and management agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our investment adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entity affiliated with it with respect to all damages, liabilities, costs and expenses resulting from acts of our investment adviser not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the investment advisory and management agreement. These protections may lead our investment adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See "Risk Factors—Risks Relating to Our Investments—Our investment adviser's fee structure may induce it to make certain investments, including speculative investments."

We may be obligated to pay our investment adviser certain fees even if we incur a loss.

        Our investment adviser is entitled to income based fees for each fiscal quarter in an amount equal to a percentage of the excess of our pre-incentive fee net investment income for that quarter (before deducting any income based fee and capital gains incentive fees and certain other items) above a threshold return for that quarter. Our pre-incentive fee net investment income for income based fee purposes excludes realized and unrealized capital losses or depreciation and income taxes related to realized gains that we may incur in the fiscal quarter, even if such capital losses or depreciation and income taxes related to realized gains result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our investment adviser income based fees for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.

        Under the investment advisory and management agreement, we will defer cash payment of any income based fee and the capital gains incentive fee otherwise earned by our investment adviser if, during the most recent four full calendar quarter periods ending on or prior to the date such payment is to be made, the sum of (a) our aggregate distributions to our stockholders and (b) our change in net assets (defined as total assets less indebtedness and before taking into account any income based fees or capital gains incentive fees accrued during the period) is less than 7.0% of our net assets (defined as total assets less indebtedness) at the beginning of such period. These calculations will be adjusted for any share issuances or repurchases. Any such deferred fees will be carried over for payment in subsequent calculation periods to the extent such payment can then be made under the investment advisory and management agreement.

        If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of income based fees will become uncollectible. Our investment adviser is not under any obligation to reimburse us for any part of income based fees it received that was based on accrued income that we never receive as a result of a default on the obligation that resulted in the accrual of such income.

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

        Many of our portfolio companies may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results. We experienced to some extent such effects as a result of the economic downturn that occurred from 2008 through 2009 and may experience such effects again in any future downturn or recession.

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

        The debt that we invest in is typically not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than "Baa3" by Moody's Investors Service, lower than "BBB–" by Fitch Ratings or lower than "BBB–" by Standard & Poor's Ratings Services), which under the guidelines established by these entities is an indication of having predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. Bonds that are rated below investment grade are sometimes referred to as "high yield bonds" or "junk bonds." Therefore, our investments may result in an above average amount of risk and volatility or loss of principal. While the debt we invest in is often secured, such security does not guarantee that we will receive principal and interest payments according to the terms of the loan, or that the value of any collateral will be sufficient to allow us to recover all or a portion of the outstanding amount of the loan should we be forced to enforce our remedies.

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

        We may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to certain exceptions to the Investment Company Act and in advisers to similar investment funds and, to the extent we so invest, will bear our ratable share of any such company's expenses, including management and performance fees. We will also remain obligated to pay the base management fee, income based fee and capital gains incentive fee to our investment adviser with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each of our common stockholders will bear his or her share of the base management fee, income based fee and capital gains incentive fee due to our investment adviser as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.

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

Our investment adviser's fee structure may induce it to make certain investments, including speculative investments.

        The fees payable by us to our investment adviser may create an incentive for our investment adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which income based fees payable to our investment adviser are determined, which are calculated as a percentage of the return on invested capital, may encourage our investment adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock and the holders of securities convertible into our common stock. In addition, our investment adviser will receive the capital gains incentive fee based, in part, upon net capital gains realized on our investments. Unlike income based fees, there is no hurdle rate applicable to the capital gains incentive fee. As a result, our investment adviser may have a tendency to invest more in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

        The income based fees will be computed and paid on income that has been accrued but not yet received in cash, including as a result of investments with a deferred interest feature such as debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the income based fee will become uncollectible. Our investment adviser is not under any obligation to reimburse us for any part of the fees it received that were based on such accrued interest that we never actually received.

        Because of the structure of the income based fees, it is possible that we may have to pay income based fees in a quarter during which we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate for a quarter, we will pay the applicable income based fees even if we have incurred a loss in that quarter due to realized and/or unrealized capital losses. In addition, if market interest rates rise, our investment adviser may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for our investment adviser to surpass the fixed hurdle rate and receive income based fees.

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

        The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. See also "Risk Factors-Risk Relating to Our Business-We are exposed to risks associated with changes in interest rates."

RISKS RELATING TO OUR COMMON STOCK AND PUBLICLY TRADED NOTES

Our shares of common stock have traded at a discount from net asset value and may do so again in the future, which could limit our ability to raise additional equity capital.

        Shares of closed-end investment companies frequently trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to accurately predict whether any shares of our common stock will trade at, above, or below net asset value. In the recent past, the stocks of BDCs as an industry, including at times shares of our common stock, have traded below net asset value and during much of 2009 traded at near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. Pursuant to approval granted at our 2014 annual stockholders meeting, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires the earlier of June 2, 2015 and the date of our 2015 annual stockholders meeting.

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

  •
  the inclusion or exclusion of our common stock from certain indices;

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

        The February 2016 Convertible Notes are convertible into shares of our common stock beginning August 15, 2015 or, under certain circumstances, earlier. The June 2016 Convertible Notes are convertible into shares of our common stock beginning on December 15, 2015 or, under certain circumstances, earlier. The 2017 Convertible Notes are convertible into shares of our common stock beginning on September 15, 2016 or, under certain circumstances, earlier. The 2018 Convertible Notes are convertible into shares of our common stock beginning on July 15, 2017 or, under certain circumstances, earlier. The 2019 Convertible Notes are convertible into shares of our common stock beginning on July 15, 2018 or, under certain circumstances, earlier. Upon conversion of the Convertible Unsecured Notes, we have the choice to pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. As of December 31, 2014, the conversion price of the February 2016 Convertible Notes was effectively $18.52 per share of common stock, the conversion price of the June 2016 Convertible Notes was effectively $18.43 per share, the conversion price of the 2017 Convertible Notes was effectively $19.01 per share, the conversion price of the 2018 Convertible Notes was effectively $19.70 per share and the conversion price of the 2019 Convertible Notes was effectively $20.05 per share, in each case taking into account certain de minimis adjustments that will be made on the conversion date and subject to further adjustment in certain circumstances. If we elect to deliver shares of common stock upon a conversion at the time our tangible book value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the Convertible Unsecured Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.

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

  •
  the general economic environment;

  •
  the supply of such debt securities trading in the secondary market, if any;

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We do not own any real estate or other physical properties materially important to our operation. Our headquarters are currently located at 245 Park Avenue, 44th Floor, New York, New York 10167. We are party to office leases pursuant to which we are leasing office facilities from third parties. For certain of these office leases, we have also entered into separate subleases with Ares Management LLC and IHAM, pursuant to which Ares Management LLC, the sole member of Ares Capital Management, and IHAM sublease a portion of these leases. Ares Management LLC has also entered into separate subleases with us, pursuant to which we sublease certain office spaces from Ares Management LLC.

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

        On May 20, 2013, we were named as one of several defendants in an action (the "Action") filed in the United States District Court for the Eastern District of Pennsylvania (the "Pennsylvania Court") by the bankruptcy trustee of DSI Renal Holdings LLC and two related companies. On March 17, 2014, the Action was transferred to the United States District Court for the District of Delaware (the "Delaware Court") pursuant to a motion filed by the defendants and granted by the Pennsylvania Court. On May 6, 2014, the Delaware Court referred the Action to the United States Bankruptcy Court for the District of Delaware. The complaint in the Action alleges, among other things, that each of the named defendants participated in a purported "fraudulent transfer" involving the restructuring of a subsidiary of DSI Renal Holdings LLC. Among other things, the complaint seeks, jointly and severally from all defendants, (1) damages of approximately $425 million, of which the complaint states our individual share is approximately $117 million, and (2) punitive damages. We are currently unable to assess with any certainty whether we may have any exposure in the Action. We believe the plaintiff's claims are without merit and intend to vigorously defend ourselves in the Action.

Item 4.    Mine Safety Disclosures

        Not applicable.

 PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

PRICE RANGE OF COMMON STOCK

        Our common stock is traded on The NASDAQ Global Select Market under the symbol "ARCC." Our common stock has historically traded at prices both above and below our net asset value per share. It is not possible to accurately predict whether our common stock will trade at, above or below net asset value. See "Risk Factors—Risks Relating to our Common Stock and Publicly Traded Notes—Our shares of common stock have traded at a discount from net asset value and may do so again in the future, which could limit our ability to raise additional equity capital."

        The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock as reported on The NASDAQ Global Select Market and the dividends paid by us in each fiscal quarter for the years ended December 31, 2014 and 2013. On February 24, 2015, the last reported closing sales price of our common stock on The NASDAQ Global Select Market was $17.05 per share, which represented a premium of approximately 1.4% to the net asset value per share reported by us as of December 31, 2014.

		Price Range
	Net Asset Value(1)			Cash Dividend Per Share(2)
		High	Low
Fiscal 2013
First Quarter	$15.98	$18.54	$17.66	$0.38
Second Quarter	$16.21	$18.27	$16.42	$0.38
Third Quarter	$16.35	$18.12	$17.03	$0.38
Fourth Quarter	$16.46	$18.38	$17.06	$0.43	(3)
Fiscal 2014
First Quarter	$16.42	$18.51	$17.36	$0.43	(3)
Second Quarter	$16.52	$17.86	$16.50	$0.38
Third Quarter	$16.71	$17.80	$16.12	$0.38
Fourth Quarter	$16.82	$16.45	$14.66	$0.38

(1)
Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.

(2)
Represents the dividends paid in the relevant quarter.

(3)
Consists of a quarterly dividend of $0.38 per share and an additional dividend of $0.05 per share.

HOLDERS

        As of February 24, 2015, there were 1,682 holders of record of our common stock (including Cede & Co.).

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

        The following table summarizes our dividends declared and payable for 2013 and 2014:

Date Declared	Record Date	Payment Date	Amount
February 27, 2013	March 15, 2013	March 29, 2013	$0.38
May 7, 2013	June 14, 2013	June 28, 2013	$0.38
August 6, 2013	September 16, 2013	September 30, 2013	$0.38
November 5, 2013	December 16, 2013	December 31, 2013	$0.38
November 5, 2013	December 16, 2013	December 31, 2013	$0.05	(1)

Total declared and payable for 2013			$1.57

November 5, 2013	March 14, 2014	March 28, 2014	$0.05	(1)
February 26, 2014	March 14, 2014	March 31, 2014	$0.38
May 6, 2014	June 16, 2014	June 30, 2014	$0.38
August 5, 2014	September 15, 2014	September 30, 2014	$0.38
November 4, 2014	December 15, 2014	December 31, 2014	$0.38

Total declared and payable for 2014			$1.57

(1)
Represents an additional dividend.

        Of the $1.57 per share in dividends declared and payable for the year ended December 31, 2014, the entire $1.57 per share was comprised of ordinary income. Of the $1.57 per share in dividends declared and payable for the year ended December 31, 2013, the entire $1.57 per share was comprised of ordinary income.

        To maintain our RIC status, we must timely distribute an amount equal to at least 90% of our investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short term capital gains) to our stockholders. In addition, we generally will be required to pay an excise tax equal to 4% on certain undistributed taxable income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our ordinary income recognized during a calendar year and (ii) 98.2% of our capital gain net income, as defined by the Code, recognized for the one year period ending October 31st in that calendar year and (iii) any income recognized, but not distributed, in preceding years. The taxable income on which we pay excise tax is generally distributed to our stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income for distribution in the following year, and pay any applicable excise tax. For the years ended December 31, 2014 and 2013, we recorded a net excise tax expense of $5.5 million and $10.3 million, respectively. We cannot assure you that we will achieve results that will permit the payment of any cash distributions. We maintain an "opt out" dividend reinvestment plan for our common stockholders. As a result, if we declare a cash dividend, stockholders' cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically opt out of the dividend reinvestment plan so as to receive cash dividends.

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

        We did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

ISSUER PURCHASES OF EQUITY SECURITIES

        During the year ended December 31, 2014, as a part of our dividend reinvestment plan for our common stockholders, we purchased 336,262 shares of our common stock for an average price per share of $16.19 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines such purchases of our common stock during the year ended December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 through January 31, 2014	—	—	—	—
February 1, 2014 through February 28, 2014	—	—	—	—
March 1, 2014 through March 31, 2014	—	—	—	—
April 1, 2014 through April 30, 2014	—	—	—	—
May 1, 2014 through May 31, 2014	—	—	—	—
June 1, 2014 through June 30, 2014	—	—	—	—
July 1, 2014 through July 31, 2014	—	—	—	—
August 1, 2014 through August 31, 2014	—	—	—	—
September 1, 2014 through September 30, 2014	—	—	—	—
October 1, 2014 through October 31, 2014	336,262	$16.19	—	—
November 1, 2014 through November 30, 2014	—	—	—	—
December 1, 2014 through December 31, 2014	—	—	—	—

Total	336,262	$16.19	—	—

 COMPARISON OF CUMULATIVE TOTAL RETURN AMONG ARES CAPITAL
CORPORATION, S&P 500 INDEX AND SNL US INVESTMENT COMPANY INDEX

Total Return Performance

SOURCE:	SNL Financial LC
NOTES:	Assumes $100 invested December 31, 2009 in Ares Capital, the S&P 500 Index and the SNL US Investment Company Index. Assumes all dividends are reinvested on the respective dividend payment dates without commissions.

	Dec09	Dec10	Dec11	Dec12	Dec13	Dec14
Ares Capital	100.00	145.42	149.19	185.78	206.06	198.50
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
SNL US Investment Company Index	100.00	133.13	128.33	158.81	165.72	177.23

        The graph and other information furnished under this Part II Item 5(d) of this Form 10-K shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act, as amended.

Item 6.    Selected Financial Data

        The following selected financial and other data for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 are derived from our consolidated financial statements which have been audited by KPMG LLP, an independent registered public accounting firm whose report thereon is included elsewhere in this Annual Report. The data should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Annual Report.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(dollar amounts in millions, except per share data)

	As of and For the Years Ended December 31,
	2014	2013	2012	2011	2010
Total Investment Income	$989.0	$881.7	$748.0	$634.5	$483.4
Total Expenses	532.9	437.2	387.9	344.6	262.2

Net Investment Income Before Income Taxes	456.1	444.5	360.1	289.9	221.2
Income Tax Expense, Including Excise Tax	18.3	14.1	11.2	7.5	5.4

Net Investment Income	437.8	430.4	348.9	282.4	215.8
Net Realized and Unrealized Gains on Investments, Foreign Currencies, Extinguishment of Debt and Other Assets	153.2	58.1	159.3	37.1	280.1
Gain on the Allied Acquisition	—	—	—	—	195.9

Net Increase in Stockholders' Equity Resulting from Operations	$591.0	$488.5	$508.2	$319.5	$691.8

Per Share Data:
Net Increase in Stockholders' Equity Resulting from Operations:
Basic	$1.94	$1.83	$2.21	$1.56	$3.91
Diluted	$1.94	$1.83	$2.21	$1.56	$3.91
Cash Dividends Declared and Payable(1)	$1.57	$1.57	$1.60	$1.41	$1.40
Net Asset Value	$16.82	$16.46	$16.04	$15.34	$14.92
Total Assets	$9,497.8	$8,141.5	$6,401.2	$5,387.4	$4,562.5
Total Debt (Carrying Value)	$3,924.5	$2,986.3	$2,195.9	$2,073.6	$1,378.5
Total Debt (Principal Value)	$3,999.3	$3,078.8	$2,293.8	$2,170.5	$1,435.1
Total Stockholders' Equity	$5,283.7	$4,904.4	$3,988.3	$3,147.3	$3,050.5
Other Data:
Number of Portfolio Companies at Period End(2)	205	193	152	141	170
Principal Amount of Investments Purchased	$4,534.3	$3,493.2	$3,161.6	$3,239.0	$1,583.9
Principal Amount of Investments Acquired as part of the Allied Acquisition	$—	$—	$—	$—	$1,833.8
Principal Amount of Investments Sold and Repayments	$3,212.8	$1,801.4	$2,482.9	$2,468.2	$1,555.9
Total Return Based on Market Value(3)	(3.3)%	10.5%	23.6%	2.3%	43.6%
Total Return Based on Net Asset Value(4)	11.8%	11.4%	14.3%	10.5%	31.6%
Weighted Average Yield of Debt and Other Income Producing Securities at Fair Value(5)	10.1%	10.4%	11.3%	12.0%	12.9%
Weighted Average Yield of Debt and Other Income Producing Securities at Amortized Cost(5)	10.1%	10.4%	11.4%	12.1%	13.2%

(1)
Includes an additional dividend of $0.05 per share paid in the year ended December 31, 2014, an additional dividend of $0.05 per share paid in the year ended December 31, 2013 and additional dividends of $0.10 per share in the aggregate paid in the year ended December 31, 2012.

(2)
Includes commitments to portfolio companies for which funding had yet to occur.

(3)
For the year ended December 31, 2014, the total return based on market value equaled the decrease of the ending market value at December 31, 2014 of $15.61 per share from the ending market value at December 31, 2013 of $17.77 per share plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2014, divided by the market value at December 31, 2013. For the year ended December 31, 2013, the total return based on market value equaled the increase of the ending market value at December 31, 2013 of $17.77 per share from the ending market value at December 31, 2012 of $17.50 per share plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2013, divided by the market value at December 31, 2012. For the year ended December 31, 2012, the total return based on market value equaled the increase of the ending market value at December 31, 2012 of $17.50 per share from the ending market value at December 31, 2011 of $15.45 per share plus the declared and payable dividends of $1.60 per share for the year ended December 31, 2012, divided by the market value at December 31, 2011. For the year ended December 31, 2011, the total return based on market value equaled the decrease of the ending market value at December 30, 2011 of $15.45 per share from the ending market value at December 31, 2010 of $16.48 per share plus the declared and payable dividends of $1.41 per share for the year ended December 31, 2011, divided by the market value at December 31, 2010. For the year ended December 31, 2010, the total return based on market value equaled the increase of the ending market value at December 31, 2010 of $16.48 per share from the ending market value at December 31, 2009 of $12.45 per share plus the declared and payable dividends of $1.40 per share for the year ended December 31, 2010, divided by the market value at December 31, 2009. The Company's shares fluctuate in value. The Company's performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4)
For the year ended December 31, 2014, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2014, divided by the beginning net asset value. For the year ended December 31, 2013, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2013, divided by the beginning net asset value. For the year ended December 31, 2012, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.60 per share for the year ended December 31, 2012 divided by the beginning net asset value for the period. For the year ended December 31, 2011, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.41 per share for the year ended December 31, 2011 divided by the beginning net asset value for the period. For the year ended December 31, 2010, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.40 per share for the year ended December 31, 2010, divided by the beginning net asset value. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan and the issuance of common stock in connection with any equity offerings and the equity components of any convertible notes issued during the period. The Company's performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

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

Item 7.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        The information contained in this section should be read in conjunction with the Selected Financial Data and our financial statements and notes thereto appearing elsewhere in this Annual Report. In addition, some of the statements in this Annual Report (including in the following discussion) constitute forward- looking statements, which relate to future events or the future performance or financial condition of Ares Capital Corporation (the "Company," "ARCC," "Ares Capital," "we," "us," or "our"). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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

  •
  Middle East turmoil and the potential for fluctuating energy prices and its impact on the industries in which we invest;

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

        We have based the forward-looking statements included in this Annual Report on information available to us on the date of this Annual Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-

looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.

OVERVIEW

        We are a specialty finance company that is a closed-end, non-diversified management investment company incorporated in Maryland. We have elected to be regulated as a BDC under the Investment Company Act.

        We are externally managed by Ares Capital Management, a subsidiary of Ares Management, a publicly traded, leading global alternative asset manager, pursuant to our investment advisory and management agreement. Ares Operations, a subsidiary of Ares Management, provides certain administrative and other services necessary for us to operate.

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

        Since our initial public offering on October 8, 2004 through December 31, 2014, our exited investments resulted in an aggregate cash flow realized internal rate of return to us of approximately 13% (based on original cash invested, net of syndications, of approximately $9.9 billion and total proceeds from such exited investments of approximately $12.1 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized. Approximately 71% of these exited investments resulted in an aggregate cash flow realized internal rate of return to us of 10% or greater.

        Additionally, since our initial public offering on October 8, 2004 through December 31, 2014, our realized gains have exceeded our realized losses by approximately $351 million (excluding a one-time gain on the acquisition of Allied Capital and realized gains/losses from the extinguishment of debt and other assets). For this same time period, our average annualized net realized gain rate was approximately 1.1% (excluding a one-time gain on the acquisition of Allied Capital and realized gains/losses from the extinguishment of debt and other assets). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

        Information included herein regarding internal rates of return, realized gains and losses and annualized net realized gain rates are historical results relating to our past performance and are not necessarily indicative of future results, the achievement of which cannot be assured.

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

        We have elected to be treated as a RIC, under the Code, and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to our stockholders generally at least 90% of our investment company taxable income, as defined by the Code, for each year. Pursuant to this election, we generally will not have to pay U.S. federal corporate-level taxes on any income that we distribute to our stockholders provided that we satisfy those requirements.

PORTFOLIO AND INVESTMENT ACTIVITY

        Our investment activity for the years ended December 31, 2014, 2013 and 2012 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Years Ended December 31,
(dollar amounts in millions)	2014	2013	2012
New investment commitments(1):
New portfolio companies	$2,283.8	$2,148.5	$1,794.7
Existing portfolio companies(2)	2,294.8	1,854.4	1,402.3

Total new investment commitments	4,578.6	4,002.9	3,197.0
Less:
Investment commitments exited	3,539.8	1,840.0	2,614.5

Net investment commitments	$1,038.8	$2,162.9	$582.5
Principal amount of investments funded:
First lien senior secured loans	$2,642.1	$2,011.1	$1,953.3
Second lien senior secured loans	1,046.9	602.8	733.1
Subordinated certificates of the SSLP(3)	463.6	652.5	270.0
Senior subordinated debt	298.8	181.0	101.3
Preferred equity securities	13.7	1.8	—
Other equity securities	69.2	44.0	103.9

Total	$4,534.3	$3,493.2	$3,161.6
Principal amount of investments sold or repaid:
First lien senior secured loans	2,326.0	$885.8	$1,455.9
Second lien senior secured loans	444.3	526.1	331.0
Subordinated certificates of the SSLP	174.3	145.2	66.3
Senior subordinated debt	143.5	201.0	409.0
Preferred equity securities	31.2	26.3	26.2
Other equity securities	88.7	16.8	126.0
Commercial real estate	4.8	0.2	13.0
Collateralized loan obligations	—	—	55.5

Total	$3,212.8	$1,801.4	$2,482.9
Number of new investment commitments(4)	115	95	82
Average new investment commitment amount	$39.8	$42.1	$39.0
Weighted average term for new investment commitments (in months)	73	74	66
Percentage of new investment commitments at floating rates	90%	89%	88%
Percentage of new investment commitments at fixed rates	8%	10%	8%
Weighted average yield of debt and other income producing securities(5):
Funded during the period at amortized cost	9.0%	9.8%	9.9%
Funded during the period at fair value(6)	9.0%	9.8%	9.9%
Exited or repaid during the period at amortized cost	8.3%	9.8%	9.7%
Exited or repaid during the period at fair value(6)	8.3%	9.7%	9.6%

(1)
New investment commitments include new agreements to fund revolving credit facilities or delayed draw loans.

(2)
Includes investment commitments to the SSLP to make co-investments with GE in first lien senior secured loans of middle market companies of $494.2 million, $736.6 million and $270.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(3)
See "Senior Secured Loan Program" below and Note 4 to our consolidated financial statements for the year ended December 31, 2014 for more information on the SSLP.

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

(6)
Represents fair value for investments in the portfolio as of the most recent prior quarter end, if applicable.

        As of December 31, 2014 and 2013, our investments consisted of the following:

	As of December 31,
	2014		2013
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured loans	$3,728.9	$3,700.6	$3,461.6	$3,433.6
Second lien senior secured loans	1,938.9	1,900.5	1,335.8	1,319.2
Subordinated certificates of the SSLP(1)	2,034.5	2,065.0	1,745.2	1,771.4
Senior subordinated debt	524.1	523.3	308.1	267.2
Preferred equity securities	206.5	190.2	226.0	229.0
Other equity securities	440.1	642.8	453.7	600.2
Commercial real estate	2.1	6.0	7.0	12.3

Total	$8,875.1	$9,028.4	$7,537.4	$7,632.9

(1)
The proceeds from these certificates were applied to co-investments with GE to fund first lien senior secured loans to 50 and 47 different borrowers as of December 31, 2014 and 2013, respectively.

        The weighted average yields at amortized cost and fair value of the following portions of our portfolio as of December 31, 2014 and 2013 were as follows:

	As of December 31,
	2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	10.1%	10.1%	10.4%	10.4%
Total portfolio(2)	9.3%	9.1%	9.4%	9.3%
First lien senior secured loans(2)	8.1%	8.2%	7.8%	7.9%
Second lien senior secured loans(2)	8.7%	8.8%	9.4%	9.5%
Subordinated certificates of the SSLP(2)(3)	13.8%	13.5%	15.0%	14.8%
Senior subordinated debt(2)	11.2%	11.2%	10.4%	12.0%
Income producing equity securities (2)	9.4%	9.4%	10.1%	9.1%

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

        Set forth below is the grade distribution of our portfolio companies as of December 31, 2014 and 2013:

	As of December 31,
	2014				2013
(dollar amounts in millions)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 1	$49.9	0.6%	5	2.4%	$54.6	0.7%	7	3.6%
Grade 2	298.5	3.3%	11	5.4%	256.3	3.4%	12	6.2%
Grade 3	7,847.6	86.9%	171	83.4%	6,636.2	86.9%	162	83.9%
Grade 4	832.4	9.2%	18	8.8%	685.8	9.0%	12	6.2%

Total	$9,028.4	100.0%	205	100.0%	$7,632.9	100.0%	193	100.0%

        As of December 31, 2014 and 2013, the weighted average grade of the investments in our portfolio at fair value was 3.0 and 3.0, respectively.

        As of December 31, 2014, loans on non-accrual status represented 2.2% and 1.7% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2013, loans on non-accrual status represented 3.1% and 2.1% of the total investments at amortized cost and at fair value, respectively.

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

        As of December 31, 2014 and 2013, we and GE had agreed to make $11.0 billion of capital available to the SSLP, of which approximately $9.9 billion and $8.7 billion in aggregate principal amount, respectively, was funded. As of December 31, 2014 and 2013, we had agreed to make available to the SSLP approximately $2.3 billion, of which approximately $2.0 billion and $1.7 billion in aggregate principal amount, respectively, was funded. Investment of any unfunded amount must be approved by the investment committee of the SSLP as described above.

        As of December 31, 2014 and 2013, the SSLP had total assets of $10.0 billion and $8.7 billion, respectively. As of December 31, 2014 and 2013, GE's investment in the SSLP consisted of senior notes of $7.6 billion and $6.7 billion, respectively, and SSLP Certificates of $290.6 million and $249.3 million, respectively. The SSLP Certificates are junior in right of payment to the senior notes held by GE. As of December 31, 2014 and 2013, we and GE owned 87.5% and 12.5%, respectively, of the outstanding SSLP Certificates.

        As of December 31, 2014 and 2013, the SSLP portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies. As of December 31, 2014 and 2013, one loan was on non-accrual status, representing 1.0% and 1.0%, respectively, of the total loans at principal amount in the SSLP. The portfolio companies in the SSLP are in industries similar to the companies in our portfolio. Additionally, as of December 31, 2014 and 2013, the SSLP had commitments to fund various delayed draw investments to certain of its portfolio companies of $484.3 million and $510.4 million, respectively, which had been approved by the investment committee of the SSLP. As of December 31, 2014 and 2013, we had commitments to co-invest in the SSLP for our portion of the SSLP's commitments to fund such delayed draw investments of up to $92.5 million and $85.1 million, respectively.

        Below is a summary of the SSLP's portfolio, followed by a listing of the individual first lien senior secured loans in the SSLP's portfolio as of December 31, 2014 and 2013:

	As of December 31,
(dollar amounts in millions)	2014	2013
Total first lien senior secured loans(1)	$9,522.6	$8,664.4
Weighted average yield on first lien senior secured loans(2)	6.7%	7.1%
Number of borrowers in the SSLP	50	47
Largest loan to a single borrower(1)	$331.5	$321.7
Total of five largest loans to borrowers(1)	$1,571.7	$1,510.7

(1)
At principal amount.

(2)
Computed as the (a) annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

 SSLP Loan Portfolio as of December 31, 2014

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
ADG, LLC	Dental services provider	9/2019	8.1%	$212.6	$212.6
AMZ Holding Corp.	Specialty chemicals manufacturer	12/2018	6.8%	235.2	230.5
Argon Medical Devices, Inc.	Manufacturer and marketer of single-use specialty medical devices	4/2018	6.5%	221.3	221.3
Argotec LLC	Producer of thermoplastic polyurethane film and sheet used for paint production, glass lamination, medical use, graphics, and textile lamination.	12/2019	7.5%	93.0	93.0
Athletico Management, LLC and Accelerated Holdings, LLC(3)	Provider of outpatient rehabilitation services	12/2020	6.3%	325.0	325.0
Breg, Inc.	Designer, manufacturer, and distributor of non-surgical orthopedic products for preventative, post-operative and rehabilitative use	10/2020	6.5%	150.0	150.0
Brewer Holdings Corp. and Zywave, Inc.	Provider of software and technology-enabled content and analytical solutions to insurance brokers	11/2019	7.0%	173.7	173.7
Cambridge International, Inc.	Manufacturer of custom designed and engineered metal products	4/2018	8.0%	82.9	82.1
CH Hold Corp.(3)	Collision repair company	11/2019	5.5%	298.5	298.5
Chariot Acquisition, LLC	Distributor and designer of aftermarket golf cart parts and accessories	1/2019	7.8%	152.2	152.2
CIBT Holdings, Inc.(5)	Expedited travel document processing services	12/2018	6.8%	204.4	204.4
Connoisseur Media, LLC	Owner and operator of radio stations	6/2019	7.3%	134.3	133.0
CWD, LLC	Supplier of automotive aftermarket brake parts	6/2016	7.0%	125.9	125.9
Drayer Physical Therapy Institute, LLC	Outpatient physical therapy provider	7/2018	8.0%	133.9	133.9
Driven Brands, Inc.(3)(5)	Automotive aftermarket car care franchisor	3/2017	6.0%	201.2	201.2
DTI Holdco, Inc.(3)(5)	Provider of legal process outsourcing and managed services	8/2020	5.8%	300.3	300.3
ECI Purchaser Company, LLC	Manufacturer of equipment to safely control pressurized gases	12/2019	6.0%	235.0	232.6
Excelligence Learning Corporation	Developer, manufacturer and retailer of educational products	12/2020	6.8%	180.0	180.0
Fleischmann's Vinegar Company, Inc.	Manufacturer and marketer of industrial vinegar products	5/2016	8.0%	70.4	70.4
Gentle Communications, LLC	Dental services provider	6/2020	6.5%	84.8	84.0
III US Holdings, LLC	Provider of library automation software and systems	6/2018	6.0%	215.2	213.0
Implus Footcare, LLC(5)	Provider of footwear and other accessories	4/2019	6.8%	264.9	264.9
Instituto de Banca y Comercio, Inc.(3)(5)	Private school operator	12/2016		91.5	73.2	(6)
Intermedix Corporation(4)	Revenue cycle management provider to the emergency healthcare industry	12/2019	5.8%	267.9	267.9
Laborie Medical Technologies Corp(5)	Developer and manufacturer of medical equipment	10/2018	6.8%	125.4	125.4
Mavis Tire Supply LLC	Auto parts retailer	10/2020	6.3%	184.5	184.5
MCH Holdings, Inc.(5)	Healthcare professional provider	1/2020	6.3%	179.1	179.1
MWI Holdings, Inc.(3)	Engineered springs, fasteners, and other precision components	3/2019	7.4%	259.2	259.2
Noranco Manufacturing (USA) Ltd.	Supplier of complex machined and sheet metal components for the aerospace industry	4/2019	6.8%	156.3	156.3
Nordco Inc.	Designer and manufacturer of railroad maintenance-of-way machinery	8/2019	7.0%	217.3	217.3
Oak Parent, Inc.(3)	Manufacturer of athletic apparel	4/2018	7.5%	297.6	297.6

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
Palermo Finance Corporation	Provider of mission-critical integrated public safety software and services to local, state, and federal agencies	11/2020	7.0%	135.0	135.0
Penn Detroit Diesel Allison, LLC	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	10/2019	7.3%	71.6	71.6
PetroChoice Holdings, LLC	Provider of lubrication solutions	1/2017	10.0%	238.5	238.5
PODS Funding Corp. II(3)	Storage and warehousing	12/2018	7.0%	331.5	331.5
Pretium Packaging, L.L.C(5)	Manufacturer and supplier of high performance plastic containers	6/2020	6.2%	209.2	209.2
Protective Industries, Inc. dba Caplugs(3)(5)	Plastic protection products	10/2019	6.3%	275.5	275.5
Restaurant Technologies, Inc.	Provider of bulk cooking oil management services to the restaurant and fast food service industries	6/2018	7.0%	198.5	198.5
Sanders Industries Holdings, Inc.(5)	Elastomeric parts, mid-sized composite structures, and composite tooling	5/2020	7.0%	83.8	83.8
Selig Sealing Products, Inc.	Manufacturer of container sealing products for rigid packaging applications	10/2019	6.8%	188.5	188.5
Singer Sewing Company	Manufacturer of consumer sewing machines	6/2017	7.3%	195.0	191.1
STATS Acquisition, LLC	Sports technology, data and content company	6/2020	7.0%	103.5	103.5
Strategic Partners, Inc.(5)	Supplier of medical uniforms, specialized medical footwear and accessories	8/2018	7.3%	289.3	289.3
TA THI Buyer, Inc. and TA THI Parent, Inc.(5)	Collision repair company	7/2020	6.5%	312.7	312.7
The Linen Group	Provider of outsourced commercial linen and laundry services	8/2019	8.0%	92.6	92.6
The Teaching Company, LLC(3)(5)	Education publications provider	3/2017	9.0%	109.2	108.1
Towne Holdings, Inc.	Provider of contracted hospitality services and parking systems	12/2019	6.8%	167.8	167.8
U.S. Anesthesia Partners, Inc.(3)(4)	Anesthesiology service provider	12/2019	6.0%	264.0	264.0
Universal Services of America, LP	Provider of security officer and guard services	7/2019	6.0%	302.2	302.2
WCI-Quantum Holdings, Inc.(5)	Distributor of instructional products, services and resources	10/2020	5.8%	80.7	80.7

				$9,522.6	$9,487.1

(1)
Represents the weighted average annual stated interest rate as of December 31, 2014. All interest rates are payable in cash. For loans on non-accrual status, the stated interest rate is not shown as there is no current yield on such loans.

(2)
Represents the fair value in accordance with Accounting Standards Codification ("ASC") 820-10. The determination of such fair value is not included in our board of directors valuation process described elsewhere herein.

(3)
We also hold a portion of this company's first lien senior secured loan.

(4)
We also hold a portion of this company's second lien senior secured loan.

(5)
We hold an equity investment in this company.

(6)
Loan was on non-accrual status, as determined by the investment committee of the SSLP, as of December 31, 2014.

 SSLP Loan Portfolio as of December 31, 2013

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
Access CIG, LLC(3)	Records and information management services provider	10/2017	7.0%	$186.9	$186.9
ADG, LLC	Dental services provider	9/2019	8.1%	217.5	217.5
AMZ Holding Corp.	Specialty chemicals manufacturer	12/2018	6.8%	237.6	237.6
Argon Medical Devices, Inc.	Manufacturer and marketer of single-use specialty medical devices	4/2018	6.5%	239.2	239.2
BECO Holding Company, Inc.(5)	Wholesale distributor of first response fire protection equipment and related parts	12/2017	8.3%	143.4	143.4
Brewer Holdings Corp. and Zywave, Inc.	Provider of software and technology-enabled content and analytical solutions to insurance brokers	11/2019	7.0%	175.5	175.5
Cambridge International, Inc.	Manufacturer of custom designed and engineered metal products	4/2018	8.0%	86.0	86.0
CCS Group Holdings, LLC(5)	Correctional facility healthcare operator	4/2016	8.0%	134.5	134.5
CH Hold Corp.	Collision repair company	11/2019	5.5%	270.0	270.0
Chariot Acquisition, LLC	Distributor and designer of aftermarket golf cart parts and accessories	1/2019	7.8%	142.3	142.3
CIBT Holdings, Inc.(5)	Expedited travel document processing services	12/2018	6.8%	178.9	178.9
CWD, LLC	Supplier of automotive aftermarket brake parts	6/2016	10.0%	130.5	130.5
Drayer Physical Therapy Institute, LLC	Outpatient physical therapy provider	7/2018	7.5%	136.7	136.7
Driven Brands, Inc.(5)	Automotive aftermarket car care franchisor	3/2017	7.0%	159.1	159.1
ECI Purchaser Company, LLC	Manufacturer of equipment to safely control pressurized gases	12/2019	6.0%	209.0	209.0
Excelligence Learning Corporation(5)	Developer, manufacturer and retailer of educational products	8/2018	7.8%	174.0	174.0
Fleischmann's Vinegar Company, Inc.	Manufacturer and marketer of industrial vinegar products	5/2016	8.0%	74.7	74.7
Fox Hill Holdings, LLC(3)	Third party claims administrator on behalf of insurance carriers	6/2018	6.8%	289.5	289.5
III US Holdings, LLC	Provider of library automation software and systems	3/2018	7.6%	194.5	194.5
Implus Footcare, LLC(5)	Provider of footwear and other accessories	10/2016	9.0%	210.3	210.3
Instituto de Banca y Comercio, Inc.(3)(5)	Private school operator	6/2015		82.4	74.2	(6)
Intermedix Corporation(4)	Revenue cycle management provider to the emergency healthcare industry	12/2018	6.3%	321.7	321.7
iParadigms, LLC	Provider of anti-plagiarism software to the education industry	4/2019	6.5%	164.2	164.2
JHP Pharmaceuticals, LLC(5)	Manufacturer of specialty pharmaceutical products	12/2019	6.8%	182.2	182.2
Laborie Medical Technologies Corp(5)	Developer and manufacturer of medical equipment	10/2018	6.8%	113.5	113.5
LJSS Acquisition, Inc.	Fluid power distributor	10/2017	6.8%	159.8	159.8
MWI Holdings, Inc.(3)	Engineered springs, fasteners, and other precision components	3/2019	7.4%	261.6	261.6
Noranco Manufacturing (USA) Ltd.	Supplier of complex machined and sheet metal components for the aerospace industry	4/2019	6.8%	161.1	161.1
Nordco, Inc.	Designer and manufacturer of railroad maintenance-of-way machinery	8/2019	7.0%	224.7	224.7
Oak Parent, Inc.(3)	Manufacturer of athletic apparel	4/2018	7.5%	307.1	307.1
Penn Detroit Diesel Allison, LLC	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	12/2016	9.0%	59.5	59.5

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
PetroChoice Holdings, LLC	Provider of lubrication solutions	1/2017	10.0%	158.3	158.3
PODS Funding Corp. II(3)	Storage and warehousing	12/2018	7.0%	314.1	314.1
Pregis Corporation, Pregis Intellipack Corp. and Pregis Innovative Packaging Inc.(3)	Provider of highly-customized, tailored protective packaging solutions	3/2017	7.8%	152.0	152.0
Protective Industries, Inc. dba Caplugs(3)(5)	Plastic protection products	10/2019	6.8%	278.3	278.3
PSSI Holdings, LLC(3)	Provider of mission-critical outsourced cleaning and sanitation services to the food processing industry	6/2018	6.0%	224.4	224.4
Restaurant Technologies, Inc.	Provider of bulk cooking oil management services to the restaurant and fast food service industries	6/2018	7.0%	202.7	202.7
Selig Sealing Products, Inc.	Manufacturer of container sealing products for rigid packaging applications	10/2019	6.8%	209.0	209.0
Singer Sewing Company	Manufacturer of consumer sewing machines	6/2017	7.3%	197.0	197.0
Strategic Partners, Inc.(5)	Supplier of medical uniforms, specialized medical footwear and accessories	8/2018	7.8%	232.1	232.1
Talent Partners G.P. and Print Payroll Services, G.P.	Provider of technology-enabled payroll to the advertising industry	10/2017	8.0%	62.0	62.0
TecoStar Acquisition Company	Manufacturer of precision components for orthopedic medical devices	12/2019	6.4%	118.0	118.0
The Teaching Company, LLC(3)(5)	Education publications provider	3/2017	9.0%	111.5	109.3
Towne Holdings, Inc.	Provider of contracted hospitality services and parking systems	12/2019	6.8%	154.0	154.0
U.S. Anesthesia Partners, Inc.(3)	Anesthesiology service provider	12/2019	6.0%	210.0	210.0
Universal Services of America, LP	Provider of security officer and guard services	7/2019	6.0%	253.9	253.9
WB Merger Sub, Inc.	Importer, distributor and developer of premium wine and spirits	12/2016	9.0%	159.2	159.2

				$8,664.4	$8,654.0

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

(3)
We also hold a portion of this company's first lien senior secured loan.

(4)
We also hold a portion of this company's second lien senior secured loan.

(5)
We hold an equity investment in this company.

(6)
Loan was on non-accrual status, as determined by the investment committee of the SSLP, as of December 31, 2013.

        The amortized cost and fair value of our SSLP Certificates was $2.0 billion and $2.1 billion, respectively, as of December 31, 2014, and $1.7 billion and $1.8 billion, respectively, as of December 31, 2013. The SSLP Certificates pay a weighted average coupon of LIBOR plus approximately 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the underlying loan portfolio, which may result in a return to the holders of the SSLP Certificates that is greater than both the coupon on the SSLP Certificates as well as the weighted average yield on the SSLP's portfolio of 6.7% and 7.1% at December 31, 2014 and 2013, respectively. Our yield on our investment in the SSLP at amortized cost and fair value was 13.8% and 13.5%, respectively, as of December 31, 2014, and 15.0% and 14.8%, respectively, as of December 31, 2013. For the years ended

December 31, 2014, 2013 and 2012, we earned interest income of $275.0 million, $224.9 million and $184.7 million, respectively, from our investment in the SSLP Certificates.

        We are also entitled to certain fees in connection with the SSLP. For the years ended December 31, 2014, 2013 and 2012, in connection with the SSLP, we earned capital structuring service, sourcing and other fees totaling $69.7 million, $66.6 million and $58.2 million, respectively.

        Selected financial information for the SSLP as of and for the years ended December 31, 2014 and 2013 is as follows:

	As of and For the Years Ended December 31,
(in millions)	2014	2013
Selected Balance Sheet Information:
Investments in loans receivable, net	$9,442.6	$8,601.6
Cash and other assets	$563.3	$142.3
Total assets	$10,005.9	$8,743.9
Senior notes	$7,613.7	$6,699.5
Other liabilities	$77.7	$64.2
Total liabilities	$7,691.4	$6,763.7
Subordinated certificates and members' capital	$2,314.5	$1,980.2
Total liabilities and members' capital	$10,005.9	$8,743.9
Selected Statement of Operations Information:
Total revenues	$668.3	$554.2
Total expenses	$362.5	$296.7
Net income	$305.8	$257.5

RESULTS OF OPERATIONS

For the years ended December 31, 2014, 2013 and 2012

        Operating results for the years ended December 31, 2014, 2013 and 2012 are as follows:

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Total investment income	$989.0	$881.7	$748.0
Total expenses	532.9	437.2	387.9

Net investment income before income taxes	456.1	444.5	360.1
Income tax expense, including excise tax	18.3	14.1	11.2

Net investment income	437.8	430.4	348.9
Net realized gains on investments	93.9	63.7	46.7
Net unrealized gains (losses) on investments	59.4	(5.6)	115.3
Realized losses on extinguishment of debt	(0.1)	—	(2.7)

Net increase in stockholders' equity resulting from operations	$591.0	$488.5	$508.2

Investment Income

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Interest income from investments	$741.4	$647.9	$571.5
Capital structuring service fees	113.6	91.7	102.1
Dividend income	84.3	99.6	39.7
Management and other fees	24.6	20.2	18.9
Other income	25.1	22.3	15.8

Total investment income	$989.0	$881.7	$748.0

        The increase in interest income from investments for the year ended December 31, 2014 from the comparable period in 2013 was primarily due to an increase in the size of our portfolio, which increased from an average of $6.7 billion at amortized cost for the year ended December 31, 2013 to an average of $8.1 billion at amortized cost for the comparable period in 2014. The increase in capital structuring service fees for the year ended December 31, 2014 from the comparable period in 2013 was primarily due to the increase in new investment commitments, which increased from $4.0 billion for the year ended December 31, 2013 to $4.6 billion for the comparable period in 2014, as well as the increase in the average capital structuring service fees received on new investment commitments, from 2.3% for the year ended December 31, 2013 to 2.5% in the comparable period in 2014. Dividend income for the years ended December 31, 2014 and 2013 included dividends received from IHAM totaling $50.0 million and $72.4 million, respectively. The dividends received from IHAM for the years ended December 31, 2014 and 2013 included additional dividends of $10.0 million and $32.4 million, respectively, that were paid in addition to the quarterly dividends generally paid by IHAM. IHAM paid the additional dividends out of accumulated earnings that had previously been retained by IHAM. Also during the year ended December 31, 2014, we received $19.0 million in other non-recurring dividends from non-income producing equity securities compared to $9.0 million for the comparable period in 2013. The increase in management and other fees for the year ended December 31, 2014 from the comparable period in 2013 was primarily attributable to higher sourcing and other fees received from the SSLP.

        The increase in interest income from investments for the year ended December 31, 2013 from the comparable period in 2012 was primarily due to the increase in the size of the portfolio, which increased from an average of $5.5 billion at amortized cost for the year ended December 31, 2012 to an average of $6.7 billion at amortized cost for the comparable period in 2013. Even though new investment commitments increased from $3.2 billion for the year ended December 31, 2012 to $4.0 billion for the comparable period in 2013, capital structuring service fees decreased for the year ended December 31, 2013 from the comparable period in 2012 primarily due to the decrease in the average capital structuring service fees received on new investment commitments, which decreased from 3.2% in 2012 to 2.3% in 2013. The increase in dividend income for the year ended December 31, 2013 from the comparable period in 2012 was primarily due to $72.4 million in dividends received from IHAM for the year ended December 31, 2013 as compared to $19.9 million for the comparable period in 2012. The dividends received from IHAM for the year ended December 31, 2013 included additional dividends of $32.4 million that were paid in addition to the quarterly dividends generally paid by IHAM. Also during the year ended December 31, 2013, we received $9.0 million in other non-recurring dividends from non-income producing equity securities compared to $2.2 million for the comparable period in 2012. The increase in other income for the year ended December 31, 2013 from the comparable period in 2012 was primarily attributable to higher amendment fees.

Operating Expenses

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Interest and credit facility fees	$216.0	$171.5	$143.0
Base management fees	128.0	104.9	86.2
Income based fees	118.3	110.5	95.2
Capital gains incentive fees	29.5	11.6	31.9
Administrative fees	13.7	12.3	9.3
Other general and administrative	27.4	26.4	22.3

Total operating expenses	$532.9	$437.2	$387.9

        Interest and credit facility fees for the years ended December 31, 2014, 2013 and 2012, were comprised of the following:

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Stated interest expense	$173.7	$136.3	$113.1
Facility fees	10.8	8.2	5.5
Amortization of debt issuance costs	16.4	13.2	13.1
Accretion of net discount on notes payable	15.1	13.8	11.3

Total interest and credit facility fees	$216.0	$171.5	$143.0

        Stated interest expense for the year ended December 31, 2014 increased from the comparable period in 2013 primarily due to the increase in the average principal amount of debt outstanding, partially offset by a decrease in our weighted average stated interest rate of our debt outstanding. For the year ended December 31, 2014, our average principal debt outstanding increased to $3.3 billion as compared to $2.6 billion for the comparable period in 2013, and the weighted average stated interest rate on our outstanding debt was 4.8% for the year ended December 31, 2014 as compared to 5.3% for the comparable period in 2013.

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

        The increase in base management fees and our income based fees for the year ended December 31, 2014 from the comparable period in 2013 and for the year ended December 31, 2013 from the comparable period in 2012 were primarily due to the increases in the size of the portfolio in the case of base management fees and in the case of income based fees, the related increase in net investment income excluding income based fees and capital gains incentive fees.

        For the years ended December 31, 2014, 2013 and 2012, the capital gains incentive fee expense accrual calculated in accordance with GAAP was $29.5 million, $11.6 million and $31.9 million, respectively. Capital gains incentive fee expense accrual for the year ended December 31, 2014 increased from the comparable period in 2013 primarily due to higher net gains on investments and foreign currency transactions, which increased from $58.1 million during the year ended December 31,

2013 to $156.3 million for the comparable period in 2014. Capital gains incentive fee expense accrual for the year ended December 31, 2013 decreased from the comparable period in 2012 primarily due to lower net gains on investments and foreign currency transactions, which decreased from $159.3 million during the year ended December 31, 2012 to $58.1 million for the comparable period in 2013. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of December 31, 2014, 2013 and 2012, the total capital gains incentive fee accrual calculated in accordance with GAAP was $93.0 million, $80.9 million and $80.8 million, respectively. As of December 31, 2014, 2013 and 2012, the capital gains incentive fee actually payable under our investment advisory and management agreement was $24.0 million, $17.4 million and $11.5 million, respectively. See Note 3 to our consolidated financial statements for the year ended December 31, 2014, for more information on the base management fees, income based fees and capital gains incentive fees.

        Administrative fees represent fees paid to Ares Operations for our allocable portion of overhead and other expenses incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staffs. Other general and administrative expenses include professional fees, rent, insurance, depreciation and director's fees, among other costs.

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

        Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2014, 2013 and 2012, we recorded a net expense of $5.5 million, $10.3 million and $7.9 million, respectively, for U.S. federal excise tax. The net expense for the year ended December 31, 2014 included a reduction in expense related to the recording of a requested refund resulting from the overpayment of 2013 excise tax of $1.7 million.

        Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2014, 2013 and 2012, we recorded a tax expense of approximately $12.8 million, $3.8 million and $3.2 million, respectively, for these subsidiaries. The increase in income tax expense for our taxable consolidated subsidiaries for the year ended December 31, 2014 from the comparable period in 2013 was primarily driven by the realized gains from the exits of certain investments held by such subsidiaries during the year ended December 31, 2014.

Net Realized Gains/Losses

        During the year ended December 31, 2014, we had $3.3 billion of sales, repayments or exits of investments resulting in $91.7 million of net realized gains. These sales, repayments or exits included $219.6 million of investments sold to IHAM and certain vehicles managed by IHAM. A net realized loss of $0.1 million was recorded on these transactions. See Note 4 to our consolidated financial statements for the year ended December 31, 2014 for more detail on IHAM and its managed vehicles. Net realized gains of $91.7 million on investments were comprised of $153.8 million of gross realized gains and $62.1 million of gross realized losses.

        The net realized gains on investments during the year ended December 31, 2014 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Insight Pharmaceuticals Corporation	$33.1
The Dwyer Group	21.1
Waste Pro USA, Inc.	18.4
Service King Paint & Body, LLC	10.4
The Thymes, LLC	9.8
CT Technologies Intermediate Holdings, Inc.	6.7
ELC Acquisition Corp.	5.9
VSS-Tranzact Holdings, LLC	5.1
Platform Acquisition, Inc.	4.7
Apple & Eve, LLC	4.3
Pillar Processing LLC	(6.6)
CitiPostal Inc.	(20.8)
MVL Group, Inc.	(27.7)
Other, net	27.3

Total	$91.7

        During the year ended December 31, 2014, we purchased $0.4 million aggregate principal amount of the 2047 Notes and as a result of these transactions, we recognized realized losses of $0.1 million. During the year ended December 31, 2014, we also recognized net realized gains on foreign currency transactions of $2.2 million.

        During the year ended December 31, 2013, we had $1.8 billion of sales, repayments or exits of investments resulting in $63.7 million of net realized gains. These sales, repayments or exits included $442.3 million of investments sold to IHAM and certain vehicles managed by IHAM. A net realized loss of $0.1 million was recorded on these transactions. Net realized gains of $63.7 million on investments were comprised of $112.9 million of gross realized gains and $49.2 million of gross realized losses.

        The net realized gains on investments during the year ended December 31, 2013 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Passport Health Communications, Inc.	$19.8
Financial Pacific Company	17.7
Component Hardware Group, Inc.	17.2
Tradesmen International, Inc.	10.0
AWTP, LLC	8.7
Performant Financial Corporation	8.6
Senior Secured Loan Fund LLC	7.1
Performance Food Group, Inc.	4.1
eInstruction Corporation	(40.3)
Other, net	10.8

Total	$63.7

        During the year ended December 31, 2012, we had $2.5 billion of sales, repayments or exits of investments resulting in $46.7 million of net realized gains. These sales, repayments or exits included $256.9 million of investments sold to IHAM and certain vehicles managed by IHAM. A net realized gain of $2.3 million was recorded on these transactions. Net realized gains of $46.7 million on investments were comprised of $172.0 million of gross realized gains and $125.3 million of gross realized losses.

        The net realized gains on investments during the year ended December 31, 2012 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Reed Group, Ltd.	$41.5
Stag-Parkway, Inc.	30.0
R3 Education, Inc. and EIC Acquisitions Corp.	18.3
Savers, Inc. and SAI Acquisition Corporation	15.2
BenefitMall Holdings Inc.	12.5
Things Remembered Inc. and TRM Holdings Corporation	9.6
Sunquest Information Systems, Inc.	9.1
Norwesco Acquisition Company	5.7
OTG Management, Inc.	4.0
Crescent Hotels & Resorts, LLC and affiliates	(5.5)
LVCG Holdings LLC	(6.6)
Direct Buy Holdings, Inc. and Direct Buy Investors, LP	(8.3)
Aquila Binks Forest Development, LLC	(9.5)
Making Memories Wholesale, Inc.	(12.3)
Firstlight Financial Corporation	(26.0)
Prommis Solutions, LLC	(46.8)
Other, net	15.8

Total	$46.7

        Additionally, during the year ended December 31, 2012, in connection with the repayment in full of the $60.0 million aggregate principal amount of our asset-backed notes issued under our 2006 debt securitization ahead of their scheduled maturities, $2.7 million of unamortized debt issuance costs were expensed and recorded as a realized loss on the extinguishment of debt.

Net Unrealized Gains/Losses

        We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses. Net unrealized gains and losses for our portfolio for the years ended December 31, 2014, 2013 and 2012, were comprised of the following:

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Unrealized appreciation	$176.6	$106.5	$151.0
Unrealized depreciation	(120.4)	(105.1)	(126.7)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses(1)	1.6	(7.0)	91.0

Total net unrealized gains (losses)	$57.8	$(5.6)	$115.3

(1)
The net unrealized (appreciation) depreciation reversal related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

        The changes in net unrealized appreciation and depreciation during the year ended December 31, 2014 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Deprecation)
10th Street, LLC	$43.7
UL Holding Co., LLC	15.0
Cast & Crew Payroll, LLC	11.6
Imperial Capital Private Opportunities, LP	10.1
Ciena Capital LLC	9.8
Tripwire, Inc.	8.4
Senior Secured Loan Fund LLC	7.0
Campus Management Corp.	6.8
Global Healthcare Exchange, LLC	4.0
Eckler Industries, Inc.	(4.0)
OTG Management, LLC	(4.2)
Orion Foods, LLC	(4.6)
Community Education Centers, Inc.	(6.9)
2329497 Ontario Inc.	(7.4)
The Step2 Company, LLC	(17.1)
ADF Restaurant Group, LLC	(18.1)
Ivy Hill Asset Management, L.P.	(21.0)
Other, net	23.1

Total	$56.2

        During the year ended December 31, 2014, we also recognized net unrealized gains on foreign currency transactions of $1.6 million.

        The changes in net unrealized appreciation and depreciation during the year ended December 31, 2013 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Senior Secured Loan Fund LLC	$9.8
Orion Foods, LLC	7.0
10th Street, LLC	6.8
American Broadband Communications, LLC	6.6
Imperial Capital Private Opportunities, LP	5.7
OTG Management, LLC	4.5
The Dwyer Group	4.2
Ciena Capital LLC	(7.7)
Competitor Group, Inc.	(9.5)
Instituto de Banca y Comercio, Inc.	(12.6)
UL Holding Co., LLC	(13.2)
CitiPostal Inc.	(13.8)
Ivy Hill Asset Management, L.P.	(13.9)
Other, net	27.5

Total	$1.4

        The changes in net unrealized appreciation and depreciation during the year ended December 31, 2012 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Ivy Hill Asset Management, L.P.	$41.6
ADF Restaurant Group, LLC	12.2
R3 Education, Inc.	6.9
Performant Financial Corporation	6.5
Tradesmen International, Inc.	6.5
AWTP, LLC	6.2
Financial Pacific Company	6.0
ELC Acquisition Corp.	5.1
The Dwyer Group	5.0
Campus Management Corp.	(4.5)
Community Education Centers, Inc.	(4.6)
Matrixx Initiatives, Inc.	(4.8)
HCP Acquisition Holdings, LLC	(6.2)
UL Holding Co., LLC	(7.0)
RE Community Holdings II, Inc.	(7.3)
American Broadband Communications, LLC	(8.5)
Orion Foods, LLC	(10.4)
eInstruction Corporation	(16.7)
MVL Group, Inc.	(27.9)
Other, net	26.2

Total	$24.3

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Our liquidity and capital resources are generated primarily from the net proceeds of public offerings of equity and debt securities, advances from the Facilities, net proceeds from the issuance of other securities, including convertible unsecured notes, as well as cash flows from operations.

        As of December 31, 2014, we had $194.6 million in cash and cash equivalents and $4.0 billion in total aggregate principal amount of debt outstanding ($3.9 billion at carrying value). Subject to leverage and borrowing base restrictions, we had approximately $1.6 billion available for additional borrowings under the Facilities as of December 31, 2014.

        We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. The amounts involved may be material. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowing. As of December 31, 2014, our asset coverage was 235%.

Equity Issuances

        As of December 31, 2014 and 2013, our total equity market capitalization was $4.9 billion and $5.3 billion, respectively. The following table summarizes the total shares issued and proceeds received in public offerings of our common stock net of underwriting discounts and offering costs for the years ended December 31, 2014, 2013 and 2012:

(in millions, except per share data)	Shares issued	Offering price per share(1)	Proceeds net of underwriting discounts and offering costs
2014
July 2014 public offering	15.5	$16.63	$257.7

Total for the year ended December 31, 2014	15.5		$257.7
2013
December 2013 public offering	16.4	$17.47	$286.0
October 2013 public offering	12.7	$16.98	214.3
April 2013 public offering	19.1	$17.43	333.2

Total for the year ended December 31, 2013	48.2		$833.5
2012
August 2012 public offering	25.9	$16.55	$427.6
January 2012 public offering	16.4	$15.41	252.4

Total for the year ended December 31, 2012	42.3		$680.0

(1)
The shares were sold to the underwriters for a price equal to the offering price per share, which the underwriters were then permitted to sell at variable prices to the public.

Debt Capital Activities

        Our debt obligations consisted of the following as of December 31, 2014 and 2013:

	As of December 31,
	2014					2013
(in millions)	Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount	Carrying Value		Total Aggregate Principal Amount Available/ Outstanding(1)	Principal Amount	Carrying Value
Revolving Credit Facility	$1,250.0	(2)	$170.0	$170.0		$1,060.0	$—	$—
Revolving Funding Facility	540.0	(3)	324.0	324.0		620.0	185.0	185.0
SMBC Funding Facility	400.0		62.0	62.0		400.0	—	—
February 2016 Convertible Notes	575.0		575.0	565.0	(4)	575.0	575.0	556.5	(4)
June 2016 Convertible Notes	230.0		230.0	225.0	(4)	230.0	230.0	221.8	(4)
2017 Convertible Notes	162.5		162.5	160.2	(4)	162.5	162.5	159.2	(4)
2018 Convertible Notes	270.0		270.0	265.4	(4)	270.0	270.0	264.1	(4)
2019 Convertible Notes	300.0		300.0	296.1	(4)	300.0	300.0	295.3	(4)
2018 Notes	750.0		750.0	750.7	(5)	600.0	600.0	596.7	(5)
2020 Notes	400.0		400.0	398.4	(6)	—	—	—
February 2022 Notes	143.8		143.8	143.8		143.8	143.8	143.8
October 2022 Notes	182.5		182.5	182.5		182.5	182.5	182.5
2040 Notes	200.0		200.0	200.0		200.0	200.0	200.0
2047 Notes	229.5		229.5	181.3	(7)	230.0	230.0	181.4	(7)

	$5,633.3		$3,999.3	$3,924.4		$4,973.8	$3,078.8	$2,986.3

(1)
Subject to borrowing base and leverage restrictions. Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.

(2)
Provides for a feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of $1,755.0 million.

(3)
Provides for a feature that allows us and our consolidated subsidiary, Ares Capital CP Funding LLC ("Ares Capital CP"), under certain circumstances, to increase the size of the Revolving Funding Facility to a maximum of $865.0 million.

(4)
Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes less the unaccreted discount recorded upon issuance of the Convertible Unsecured Notes. The total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes was $10.0 million, $5.0 million, $2.3 million, $4.6 million and $3.9 million, respectively, as of December 31, 2014. The total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes was $18.5 million, $8.2 million, $3.3 million, $5.9 million and $4.7 million, respectively, as of December 31, 2013.

(5)
Represents the aggregate principal amount outstanding plus the net unamortized premium recorded upon the issuances of the 2018 Notes. The total net unamortized premium for the 2018 Notes was $0.7 million as of December 31, 2014. The total unaccreted discount for the 2018 Notes was $3.3 million as of December 31, 2013.

(6)
Represents the aggregate principal amount less the unaccreted discount of $1.6 million recorded upon the issuance of the 2020 Notes.

(7)
Represents the aggregate principal amount outstanding less the unaccreted purchased discount. The total unaccreted purchased discount for the 2047 Notes was $48.2 million and $48.6 million as of December 31, 2014 and 2013, respectively.

        The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all our debt outstanding as of December 31, 2014 were 4.9% and 6.5 years, respectively, and as of December 31, 2013 were 5.3% and 7.9 years, respectively.

        The ratio of total principal amount of debt outstanding to stockholders' equity as of December 31, 2014 was 0.76:1.00 compared to 0.63:1.00 as of December 31, 2013. The ratio of total carrying value of debt outstanding to stockholders' equity as of December 31, 2014 was 0.74:1.00 compared to 0.61:1.00 as of December 31, 2013.

  Revolving Credit Facility

        We are party to a senior secured revolving credit facility (as amended and restated, the "Revolving Credit Facility"), which allows us to borrow up to $1,250.0 million at any one time outstanding. The end of the revolving period and the stated maturity date for the Revolving Credit Facility are May 4, 2018 and May 4, 2019, respectively. The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $1,755.0 million. The interest rate charged on the Revolving Credit Facility is based on LIBOR plus an applicable spread of 2.00% or a "base rate" (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 1.00%. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of December 31, 2014, there was $170.0 million outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

  Revolving Funding Facility

        Our consolidated subsidiary, Ares Capital CP, is party to a revolving funding facility (as amended, the "Revolving Funding Facility"), which allows Ares Capital CP to borrow up to $540.0 million at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility is May 14, 2017 and May 14, 2019, respectively. The Revolving Funding Facility also provides for a feature that allows, under certain circumstances, for an increase in the size of the facility to a maximum of $865.0 million. The interest rate charged on the Revolving Funding Facility is one month LIBOR plus an applicable spread ranging from 2.25% to 2.50% over LIBOR and ranging from 1.25% to 1.50% over "base rate" (as defined in the agreements governing the Revolving Funding Facility) in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the facility. Additionally, Ares Capital CP is required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility. As of December 31, 2014, there was $324.0 million outstanding under the Revolving Funding Facility and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

  SMBC Funding Facility

        Our consolidated subsidiary, Ares Capital JB Funding LLC ("ACJB"), is party to a revolving funding facility (as amended, the "SMBC Funding Facility"), which allows ACJB to borrow up to $400.0 million at any one time outstanding. The SMBC Funding Facility is secured by all of the assets held by ACJB. As of December 31, 2014, the end of the reinvestment period and the stated maturity date for the SMBC Funding Facility were September 14, 2016 and September 14, 2021, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. The interest rate charged on the SMBC Funding Facility is based on one month LIBOR plus an applicable spread of 2.00% or a "base rate" (as defined in the agreements governing the SMBC Funding Facility) plus an applicable spread of 1.00%. Additionally, ACJB is required to pay a commitment fee of between 0.35% and 0.875% per annum depending on the size of the unused portion of the SMBC Funding Facility. As of December 31, 2014, there was $62.0 million outstanding under the SMBC Funding Facility and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

  Convertible Unsecured Notes

        In January 2011, we issued $575.0 million aggregate principal amount of unsecured convertible notes that mature on February 1, 2016 (the "February 2016 Convertible Notes"), unless previously converted or repurchased in accordance with their terms. In March 2011, we issued $230.0 million aggregate principal amount of unsecured convertible notes that mature on June 1, 2016 (the "June 2016 Convertible Notes"), unless previously converted or repurchased in accordance with their terms. In March 2012, we issued $162.5 million aggregate principal amount of unsecured convertible notes that mature on March 15, 2017 (the "2017 Convertible Notes"), unless previously converted or repurchased in accordance with their terms. In the fourth quarter of 2012, we issued $270.0 million aggregate principal amount of unsecured convertible notes that mature on January 15, 2018 (the "2018 Convertible Notes"), unless previously converted or repurchased in accordance with their terms. In July 2013, we issued $300.0 million aggregate principal amount of unsecured convertible notes that mature on January 15, 2019 (the "2019 Convertible Notes" and together with the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes and the 2018 Convertible Notes, the "Convertible Unsecured Notes"), unless previously converted or repurchased in accordance with their terms. We do not have the right to redeem the Convertible Unsecured Notes prior to maturity. The February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes bear interest at a rate of 5.750%, 5.125%, 4.875%, 4.750% and 4.375%, respectively, per year, payable semi-annually.

        In certain circumstances, the Convertible Unsecured Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at their respective conversion rates (listed below as of December 31, 2014) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the "Convertible Unsecured Notes Indentures"). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the respective Convertible Unsecured Notes Indenture. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if we engage in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require us to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

        Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of December 31, 2014 are listed below.

	February 2016 Convertible Notes	June 2016 Convertible Notes	2017 Convertible Notes	2018 Convertible Notes	2019 Convertible Notes
Conversion premium	17.5%	17.5%	17.5%	17.5%	15.0%
Closing stock price at issuance	$16.28	$16.20	$16.46	$16.91	$17.53
Closing stock price date	January 19, 2011	March 22, 2011	March 8, 2012	October 3, 2012	July 15, 2013
Conversion price(1)	$18.52	$18.43	$19.01	$19.70	$20.05
Conversion rate (shares per one thousand dollar principal amount)(1)	53.9908	54.2575	52.6043	50.7591	49.8854
Conversion dates	August 15, 2015	December 15, 2015	September 15, 2016	July 15, 2017	July 15, 2018

(1)
Represents conversion price and conversion rate, as applicable, as of December 31, 2014, taking into account certain de minimis adjustments that will be made on the conversion date.

  Unsecured Notes

  2018 Notes

        In November 2013, we issued $600.0 million in aggregate principal amount of unsecured notes, which bear interest at a rate of 4.875% per year and mature on November 30, 2018 (the "2018 Notes"). The 2018 Notes require payment of interest semi-annually, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time at our option at a redemption price equal to par plus a "make whole" premium, as determined pursuant to the indenture governing the 2018 Notes, and any accrued and unpaid interest. The $600.0 million aggregate principal amount of the 2018 Notes was issued at a discount of the principal amount. In January 2014, we issued an additional $150.0 million aggregate principal amount of the 2018 Notes at a premium of 102.7% of their principal amount.

  2020 Notes

        In November 2014, we issued $400.0 million in aggregate principal amount of unsecured notes, which bear interest at a rate of 3.875% per year and mature on January 15, 2020 (the "2020 Notes"). The 2020 Notes require payment of interest semi-annually, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time at our option at a redemption price equal to par plus a "make whole" premium, if applicable, as determined pursuant to the indenture governing the 2020 Notes, and any accrued and unpaid interest. The $400.0 million aggregate principal amount of the 2020 Notes was issued at a discount to the principal amount. See "Recent Developments," as well as Note 17 to our consolidated financial statements for the year ended December 31, 2014 for more information on the 2020 Notes.

  February 2022 Notes

        In February 2012, we issued $143.8 million in aggregate principal amount of unsecured notes, which bear interest at a rate of 7.00% per year and mature on February 15, 2022 (the "February 2022 Notes"). The February 2022 Notes require payment of interest quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time at our option on or after February 15, 2015, at a par redemption price of $25.00 per security plus accrued and unpaid interest. See "Recent Developments," as well as Note 17 to our consolidated financial statements for the year ended December 31, 2014 for more information on the February 2022 Notes.

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

  2047 Notes

        As part of the Allied Acquisition, we assumed $230.0 million aggregate principal amount of unsecured notes which bear interest at a rate of 6.875% and mature on April 15, 2047 (the "2047 Notes" and together with the 2018 Notes, the 2020 Notes, the February 2022 Notes, the October 2022 Notes and the 2040 Notes, the "Unsecured Notes"). The 2047 Notes require payment of interest quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time at our option, at a par redemption price of $25.00 per security plus accrued and unpaid interest.

        As of December 31, 2014, we were in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures and the indentures governing the Unsecured Notes.

        The Convertible Unsecured Notes and the Unsecured Notes are our senior unsecured obligations and rank senior in right of payment to any future indebtedness that is expressly subordinated in right of payment to the Convertible Unsecured Notes and the Unsecured Notes; equal in right of payment to our existing and future unsecured indebtedness that is not expressly subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

        See Note 5 to our consolidated financial statements for the year ended December 31, 2014 for more detail on our debt obligations.

CONTRACTUAL OBLIGATIONS

        A summary of the maturities of our principal amounts of debt and other contractual payment obligations as of December 31, 2014 are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$170.0	$—	$—	$170.0	$—
Revolving Funding Facility	324.0	—	—	324.0	—
SMBC Funding Facility	62.0	—	—	—	62.0
February 2016 Convertible Notes	575.0	—	575.0	—	—
June 2016 Convertible Notes	230.0	—	230.0	—	—
2017 Convertible Notes	162.5	—	162.5	—	—
2018 Convertible Notes	270.0	—	—	270.0	—
2019 Convertible Notes	300.0	—	—	300.0	—
2018 Notes	750.0	—	—	750.0	—
2020 Notes(1)	400.0	—	—	—	400.0
February 2022 Notes(1)	143.8	—	—	—	143.8
October 2022 Notes	182.5	—	—	—	182.5
2040 Notes	200.0	—	—	—	200.0
2047 Notes	229.6	—	—	—	229.6
Operating lease obligations	104.9	8.7	18.8	18.8	58.6

	$4,104.3	$8.7	$986.3	$1,832.8	$1,276.5

(1)
See "Recent Developments," as well as Note 17 to our consolidated financial statements for the year ended December 31, 2014 for more information on the 2020 Notes and the February 2022 Notes.

OFF BALANCE SHEET ARRANGEMENTS

        We have various commitments to fund investments in our portfolio, as described below.

        As of December 31, 2014 and 2013, we had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) our discretion:

	As of December 31,
(in millions)	2014	2013
Total revolving and delayed draw commitments	$667.3	$834.5
Less: funded commitments	(111.8)	(87.1)

Total unfunded commitments	555.5	747.4
Less: commitments substantially at discretion of the Company	(6.0)	(16.0)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(2.7)	(1.7)

Total net adjusted unfunded revolving and delayed draw commitments	$546.8	$729.7

        Included within the total revolving and delayed draw commitments as of December 31, 2014 were commitments to issue up to $71.7 million in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2014, we had $19.7 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. In addition to these letters of credit included as a part of the total revolving and delayed draw commitments to portfolio companies, as of December 31, 2014 we also had $5.3 million of letters of credit issued and outstanding on behalf of other portfolio companies. For all these letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. None of these letters of credit issued and outstanding are recorded as a liability on our balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit, $18.1 million expire in 2015 and $6.9 million expire in 2016.

        We also have commitments to co-invest in the SSLP for our portion of the SSLP's commitments to fund delayed draw investments to certain portfolio companies of the SSLP. See "Senior Secured Loan Program" above and Note 4 to our consolidated financial statements for the year ended December 31, 2014 for more information.

        As of December 31, 2014 and 2013, we were party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of December 31,
(in millions)	2014	2013
Total private equity commitments	$107.0	$59.5
Less: funded private equity commitments	(13.9)	(11.9)

Total unfunded private equity commitments	93.1	47.6
Less: private equity commitments substantially at discretion of the Company	(91.2)	(43.2)

Total net adjusted unfunded private equity commitments	$1.9	$4.4

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

RECENT DEVELOPMENTS

        In January 2015, we issued an additional $200.0 million aggregate principal amount of the 2020 Notes (the "Additional 2020 Notes") at a premium of 100.2% of their principal amount. Total proceeds from the issuance of the Additional 2020 Notes, net of underwriting discounts and offering costs, were approximately $198.4 million. The proceeds were used to repay outstanding indebtedness under our debt facilities and for general corporate purposes, including investing in portfolio companies in accordance with our investment objective.

        In February 2015, we notified the holders of our February 2022 Notes that we planned to redeem the entire $143.8 million aggregate principal amount outstanding, in accordance with the terms of the indenture governing the February 2022 Notes. We expect to complete the redemption on or about March 16, 2015.

        From January 1, 2015 through February 20, 2015, we made new investment commitments of approximately $171 million, of which approximately $165 million were funded. Of these new commitments, 62% were in second lien senior secured loans, 34% were in first lien senior secured loans and 4% were investments in subordinated certificates of the SSLP to make co-investments with GE in first lien senior secured loans through the SSLP. Of the approximately $171 million of new investment commitments, 88% were floating rate and 12% were fixed rate. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 10.0%. We may seek to syndicate a portion of these new investment commitments, although there can be no assurance that we will be able to do so.

        From January 1, 2015 through February 20, 2015, we exited approximately $597 million of investment commitments. Of these investment commitments, 81% were first lien senior secured loans, 14% were investments in subordinated certificates of the SSLP, 4% were second lien senior secured loans and 1% were other equity securities. Of the approximately $597 million of exited investment commitments, 98% were floating rate, 1% were fixed rate and 1% were non-interest bearing. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was 7.8%. On the approximately $597 million of investment commitments exited from January 1, 2015 through February 20, 2015, we recognized total net realized gains of approximately $15 million.

        In addition, as of February 20, 2015, we had an investment backlog and pipeline of approximately $190 million and $510 million, respectively. Investment backlog includes transactions approved by our investment adviser's investment committee and/or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. Investment pipeline includes transactions where due diligence and analysis are in process, but no formal mandate, letter of intent or signed commitment have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may syndicate a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will syndicate any portion of these investments.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

        The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with GAAP, and include the accounts of ours and our consolidated subsidiaries. We are an investment company following accounting and reporting guidance in ASC 946. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition as of and for the periods presented. All significant intercompany balances and transactions have been eliminated.

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

  •
  The audit committee of our board of directors reviews these valuations, as well as the input of third parties, including independent third-party valuation firms, who review a minimum of 55% of our portfolio at fair value.

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

Accounting for Derivative Instruments

        We do not utilize hedge accounting and instead mark our derivatives to market in our consolidated statement of operations.

Equity Offering Expenses

        Our offering costs, excluding underwriters' fees, are charged against the proceeds from equity offerings when received.

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

        Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned.

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

        We have adopted a dividend reinvestment plan that provides for reinvestment of any distributions we declare in cash on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not "opted out" of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividend. We intend to use primarily newly issued shares to implement the dividend reinvestment plan (so long as we are trading at a premium to net asset value). If our shares are trading at a discount to net asset value and we are otherwise permitted under applicable law to purchase such shares, we may purchase shares in the open market in connection with our obligations under our dividend reinvestment plan. However, we reserve the right to issue new shares of our common stock in connection with our obligations under the dividend reinvestment plan even if our shares are trading below net asset value.

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

Recent Accounting Pronouncements

        See Note 2 to our consolidated financial statements for the year ended December 31, 2014 for more information about recent accounting pronouncements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.

Interest Rate Risk

        Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See "Risk Factors—Risks Relating to Our Business—We are exposed to risks associated with changes in interest rates."

        As of December 31, 2014, 82% of the investments at fair value in our portfolio bore interest at variable rates, 8% bore interest at fixed rates, 8% were non-interest earning and 2% were on non-accrual status. Additionally, for the variable rate investments, 71% of these investments contained interest rate floors (representing 59% of total investments at fair value). The Facilities all bear interest at variable rates with no interest rate floors, while the Unsecured Notes and the Convertible Unsecured Notes bear interest at fixed rates.

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

        Based on our December 31, 2014, balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$141.0	$16.7	$124.3
Up 200 basis points	$68.1	$11.1	$57.0
Up 100 basis points	$(3.9)	$5.6	$(9.5)
Down 100 basis points	$7.2	$(1.0)	$8.2
Down 200 basis points	$7.2	$(1.0)	$8.2
Down 300 basis points	$7.2	$(1.0)	$8.2

(1)
Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the year ended December 31, 2014 for more information on the income based fees.

        Based on our December 31, 2013, balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$98.2	$5.6	$92.6
Up 200 basis points	$38.7	$3.7	$35.0
Up 100 basis points	$(19.0)	$1.9	$(20.9)
Down 100 basis points	$6.3	$(0.3)	$6.6
Down 200 basis points	$6.3	$(0.3)	$6.6
Down 300 basis points	$6.3	$(0.3)	$6.6

(1)
Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the year ended December 31, 2014 for more information on the income based fees.

Item 8.    Financial Statements And Supplementary Data

        See the Index to Consolidated Financial Statements.

Item 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

        None.

Item 9A.    Controls And Procedures

        (a)    Evaluation of Disclosure Controls and Procedures.    The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2014, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

        (b)    Management's Report on Internal Control over Financial Reporting.    The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal controls over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that the Company's internal controls over financial reporting was effective as of December 31, 2014. The Company's internal controls over financial reporting as of December 31, 2014, has been audited by our independent registered public accounting firm,

KPMG LLP, as stated in its report titled "Report of Independent Registered Public Accounting Firm" on page F-2.

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

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2015 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2015 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2015 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2015 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2015 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

        The following documents are filed as part of this Annual Report:

  1.
  Financial Statements-See the Index to Consolidated Financial Statements on Page F-1.

  2.
  Financial Statement Schedules-None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

  3.
  Exhibits.

Number	Description
3.1	Articles of Amendment and Restatement, as amended(1)
3.2	Second Amended and Restated Bylaws, as amended(2)
4.1	Form of Stock Certificate(3)
4.2	Indenture, dated June 16, 2006, between Allied Capital Corporation and The Bank of New York, as trustee(4)
4.3	Form of Note under the Indenture, dated June 16, 2006, between Allied Capital Corporation and The Bank of New York, as trustee(4)
4.4	Third Supplemental Indenture, dated as of March 28, 2007, between Allied Capital Corporation and The Bank of New York, as trustee(5)
4.5	Form of 6.875% Notes due 2047(5)
4.6	Fourth Supplemental Indenture, dated as of April 1, 2010, among Ares Capital Corporation, Allied Capital Corporation and The Bank of New York Mellon, as trustee(6)
4.7	Indenture, dated as of October 21, 2010, between Ares Capital Corporation and U.S. Bank National Association, as trustee(7)
4.8	First Supplemental Indenture, dated as of October 21, 2010, relating to the 7.75% Senior Notes due 2040, between Ares Capital Corporation and U.S. Bank National Association, as trustee(7)
4.9	Form of 7.75% Senior Notes due 2040(7)
4.10	Second Supplemental Indenture, dated as of February 2, 2012, relating to the 7.00% Senior Notes due 2022, between Ares Capital Corporation and U.S. Bank National Association, as trustee(8)
4.11	Form of 7.00% Senior Notes due 2022(8)
4.12	Third Supplemental Indenture, dated as of September 25, 2012, relating to the 5.875% Senior Notes due 2022, between Ares Capital Corporation and U.S. Bank National Association, as trustee(9)
4.13	Form of 5.875% Senior Notes due 2022(9)
4.14	Fourth Supplemental Indenture, dated as of November 19, 2013, relating to the 4.875% Senior Notes due 2018, between Ares Capital Corporation and U.S. Bank National Association, as trustee(10)
4.15	Form of 4.875% Senior Notes due 2018(10)

Number	Description
4.16	Fifth Supplemental Indenture, dated as of November 21, 2014, relating to the 3.875% Notes due 2020, between Ares Capital Corporation and U.S. Bank National Association, as trustee(11)
4.17	Form of 3.875% Notes due 2020(11)
4.18	Indenture, dated as of January 25, 2011, between Ares Capital Corporation and U.S. Bank National Association, as trustee(12)
4.19	Form of 5.75% Convertible Senior Notes due 2016(12)
4.20	Indenture, dated as of March 28, 2011, between Ares Capital Corporation and U.S. Bank National Association, as trustee(13)
4.21	Form of 5.125% Convertible Senior Notes due 2016(13)
4.22	Indenture, dated as of March 14, 2012, between Ares Capital Corporation and U.S. Bank National Association, as trustee(14)
4.23	Form of 4.875% Convertible Senior Notes due 2017(14)
4.24	Indenture, dated as of October 10, 2012, between Ares Capital Corporation and U.S. Bank National Association, as trustee(15)
4.25	Form of 4.75% Convertible Senior Notes due 2018(15)
4.26	Indenture, dated as of July 19, 2013, between Ares Capital Corporation and U.S. Bank National Association, as trustee(16)
4.27	Form of 4.375% Convertible Senior Notes due 2019(16)
10.1	Dividend Reinvestment Plan of Ares Capital Corporation(17)
10.2	Restated Investment Advisory and Management Agreement, dated as of June 6, 2011, between Ares Capital Corporation and Ares Capital Management LLC(18)
10.3	Amended and Restated Administration Agreement, dated as of June 1, 2007, between Ares Capital Corporation and Ares Operations LLC(19)
10.4	Amended and Restated Custodian Agreement, dated as of May 15, 2009, between Ares Capital Corporation and U.S. Bank National Association(20)
10.5	Amendment No. 1, dated as of December 19, 2014, to the Amended and Restated Custodian Agreement dated as of May 15, 2009, by and among Ares Capital Corporation and U.S. Bank National Association*
10.6	Trademark License Agreement between Ares Capital Corporation and Ares Management LLC(21)
10.7	Form of Indemnification Agreement between Ares Capital Corporation and directors and certain officers(22)
10.8	Form of Indemnification Agreement between Ares Capital Corporation and members of Ares Capital Management LLC investment committee(22)
10.9	Amended and Restated Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser(23)

Number	Description
10.10	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated as of June 7, 2012, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser(24)
10.11	Second Tier Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser(23)
10.12	Amendment No. 1 to Second Tier Purchase and Sale Agreement, dated as of June 7, 2012, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser(24)
10.13
Amended and Restated Sale and Servicing Agreement, dated as of January 22, 2010, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wachovia Bank, National Association, as note purchaser, U.S. Bank National Association, as trustee and collateral custodian, and Wells Fargo Securities, LLC, as agent(23)
10.14
Amendment No. 1 to the Amended and Restated Sale and Servicing Agreement, dated as of May 6, 2010, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank as note purchaser, U.S. Bank, National Association, as trustee and collateral custodian, and Wells Fargo Securities LLC, as agent(25)
10.15
Amendment No. 2 to the Amended and Restated Sale and Servicing Agreement, dated as of January 18, 2011, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank as note purchaser, U.S. Bank National Association, as trustee and collateral custodian, and Wells Fargo Securities, LLC, as agent(26)
10.16
Amendment No. 3 to the Amended and Restated Sale and Servicing Agreement, dated as of October 13, 2011, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and as transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, U.S. Bank National Association, as trustee, collateral custodian and bank and Wells Fargo Securities, LLC, as agent(27)
10.17
Amendment No. 4 to the Amended and Restated Sale and Servicing Agreement, dated as of January 18, 2012, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as collateral custodian, trustee and bank(28)
10.18
Amendment No. 5 to the Amended and Restated Sale and Servicing Agreement, dated as of June 7, 2012, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as collateral custodian, trustee and bank(24)
10.19
Amendment No. 6 to Loan and Servicing Agreement, dated as of January 25, 2013, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Securities, LLC, as agent, Wells Fargo Bank, National Association, as swingline lender, and the other lenders party thereto(29)

Number	Description
10.20	Omnibus Amendment, dated as of May 14, 2014, among Ares Capital CP Funding LLC, Ares Capital CP Funding Holdings LLC, Ares Capital Corporation, Wells Fargo Bank, National Association, as swingline lender and as a lender, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as trustee, bank and collateral custodian (amending the Loan and Servicing Agreement, dated as of January 22, 2010, the Amended and Restated Purchase and Sale Agreement, dated as of January 22, 2010, and the Second Tier Purchase and Sale Agreement, dated as of January 22, 2010)(30)
10.21
Fourth Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 31, 2014, among Ares Capital Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent(31)
10.22
Loan and Servicing Agreement, dated as of January 20, 2012, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, collateral agent and lender, and U.S. Bank National Association, as collateral custodian and bank(32)
10.23	Purchase and Sale Agreement, dated as of January 20, 2012, between Ares Capital JB Funding LLC, as purchaser, and Ares Capital Corporation, as seller(32)
10.24
Omnibus Amendment No. 1, dated as of September 14, 2012, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012)(33)
10.25
Omnibus Amendment No. 2, dated as of December 20, 2013, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012)(34)
10.26	Form of Underwriting Agreement for Equity Securities(35)
10.27	Form of Underwriting Agreement for Debt Securities(35)
11.1	Statement of Computation of Per Share Earnings(36)
21.1	Subsidiaries of Ares Capital Corporation*
31.1	Certification by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

(9)
Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on September 25, 2012.

(10)
Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on November 19, 2013.

(11)
Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Registrant's Form 8-K (File No. 814-00663), filed on November 21, 2014.

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

(16)
Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on July 19, 2013.

(17)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663), filed on February 27, 2012.

(18)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663), filed on June 8, 2011.

(19)
Incorporated by reference to Exhibit (j) to the Company's pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-158211), filed on May 28, 2009.

(20)
Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q (File No. 814-00663) for the quarter ended June 30, 2007, filed on August 9, 2007.

(21)
Incorporated by reference to Exhibit (j) to the Company's pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-158211), filed on May 28, 2009.

(22)
Incorporated by reference to Exhibits (k)(3) and (k)(4), as applicable, to the Company's Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-188175), filed on April 26, 2013.

(23)
Incorporated by reference to Exhibits 10.2 through 10.4, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on January 25, 2010.

(24)
Incorporated by reference to Exhibits 10.1 through 10.3, as applicable, to the Company's Form 8-K (File No. 814-0663), filed on June 8, 2012.

(25)
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

(28)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663), filed on January 19, 2012.

(29)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663), filed on January 28, 2013.

(30)
Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 814-00663), filed on May 15, 2014.

(31)
Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 814-00663), filed on April 1, 2014.

(32)
Incorporated by reference to Exhibit 10.1 and 10.2, as applicable, to the Company's Form 8-K (File No. 814-00663), filed on January 24, 2012.

(33)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663), filed on September 17, 2012.

(34)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 814-00663), filed on December 23, 2013.

(35)
Incorporated by reference to Exhibits (h)(1) and (h)(2), as applicable, to the Company's Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-181563), filed on May 21, 2012.

(36)
Included in Note 10 to the Company's Notes to Consolidated Financial Statements filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ares Capital Corporation:

        We have audited the accompanying consolidated balance sheet of Ares Capital Corporation (and subsidiaries) (the Company) as of December 31, 2014 and 2013, including the consolidated schedules of investments as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows, and the financial highlights (included in note 14), for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2014 and 2013, by correspondence with custodians, or by other appropriate auditing procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ares Capital Corporation (and subsidiaries) as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ares Capital Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of Treadway Commission (COSO), and our report dated February 26, 2015 expressed an unqualified opinion on the effectiveness of Ares Capital Corporation's internal control over financial reporting.

        As explained in note 8 to the consolidated financial statements, the accompanying consolidated financial statements include investments valued at $9.0 billion (171% of net assets), whose fair values have been estimated by the Board of Directors and management in the absence of readily determinable fair values. Such estimates are based on financial and other information provided by management of its portfolio companies, pertinent market and industry data, as well as input from independent valuation firms. These investments are valued in accordance with FASB ASC 820, Fair Value Measurements, which requires the Company to assume that the portfolio investments are sold in a principal market to market participants. The Company has considered its principal market as the market in which the Company exits its portfolio investments with the greatest volume and level of activity. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to these valuation techniques are observable or unobservable. $9.0 billion of investments at December 31, 2014 are valued based on unobservable inputs. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, they may fluctuate significantly over short periods of time. These determinations of fair value could differ materially from the values that would have been utilized had a ready market for these investments existed.

Los Angeles, California
February 26, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ares Capital Corporation:

        We have audited Ares Capital Corporation's (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ares Capital Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Ares Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ares Capital Corporation (and subsidiaries) as of December 31, 2014 and 2013, including the consolidated schedules of investments as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows, and the financial highlights (included in note 14), for each of the years in the three-year period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements.

Los Angeles, California
February 26, 2015

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands, except per share data)

	As of December 31,
	2014	2013
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$6,270,075	$5,136,612
Non-controlled affiliate company investments	228,716	260,484
Controlled affiliate company investments	2,529,588	2,235,801

Total investments at fair value (amortized cost of $8,875,095 and $7,537,403, respectively)	9,028,379	7,632,897
Cash and cash equivalents	194,555	149,629
Interest receivable	160,981	123,981
Receivable for open trades	859	128,566
Other assets	112,999	106,431

Total assets	$9,497,773	$8,141,504

LIABILITIES
Debt	$3,924,482	$2,986,275
Base management fees payable	34,497	29,270
Income based fees payable	33,070	29,001
Capital gains incentive fees payable	92,979	80,937
Accounts payable and other liabilities	81,892	68,649
Interest and facility fees payable	46,974	42,828
Payable for open trades	164	100

Total liabilities	4,214,058	3,237,060
Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share, 500,000 common shares authorized; 314,108 and 297,971 common shares issued and outstanding, respectively	314	298
Capital in excess of par value	5,328,057	4,982,477
Accumulated overdistributed net investment income	(32,846)	(8,785)
Accumulated net realized loss on investments, foreign currency transactions, extinguishment of debt and other assets	(166,668)	(165,040)
Net unrealized gains on investments and foreign currency transactions	154,858	95,494

Total stockholders' equity	5,283,715	4,904,444

Total liabilities and stockholders' equity	$9,497,773	$8,141,504

NET ASSETS PER SHARE	$16.82	$16.46

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2014	2013	2012
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income from investments	$439,405	$388,034	$328,342
Capital structuring service fees	72,170	48,167	58,106
Dividend income	28,017	17,969	17,219
Management and other fees	—	949	1,342
Other income	17,488	17,054	13,170

Total investment income from non-controlled/non-affiliate company investments	557,080	472,173	418,179
From non-controlled affiliate company investments:
Interest income from investments	11,814	19,531	21,767
Capital structuring service fees	1,940	395	3,682
Dividend income	5,608	7,994	1,324
Other income	843	213	529

Total investment income from non-controlled affiliate company investments	20,205	28,133	27,502
From controlled affiliate company investments:
Interest income from investments	290,219	240,368	221,363
Capital structuring service fees	39,452	43,119	40,348
Dividend income	50,671	73,681	21,195
Management and other fees	24,596	19,254	17,382
Other income	6,736	4,993	2,056

Total investment income from controlled affiliate company investments	411,674	381,415	302,344

Total investment income	988,959	881,721	748,025

EXPENSES:
Interest and credit facility fees	216,019	171,495	142,976
Base management fees	127,997	104,857	86,228
Income based fees	118,273	110,511	95,182
Capital gain incentive fees	29,467	11,640	31,863
Administrative fees	13,689	12,317	9,322
Other general and administrative	27,383	26,390	22,421

Total expenses	532,828	437,210	387,992

NET INVESTMENT INCOME BEFORE INCOME TAXES	456,131	444,511	360,033
Income tax expense, including excise tax	18,329	14,105	11,172

NET INVESTMENT INCOME	437,802	430,406	348,861
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCY TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	59,053	49,763	61,857
Non-controlled affiliate company investments	76,442	(1,245)	(36,766)
Controlled affiliate company investments	(43,807)	15,207	21,643
Foreign currency transactions	2,167	—	—

Net realized gains	93,855	63,725	46,734
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	(29,770)	22,115	54,522
Non-controlled affiliate company investments	18,080	(1,123)	49,383
Controlled affiliate company investments	69,476	(26,602)	11,356
Foreign currency transactions	1,578	—	—

Net unrealized gains (losses)	59,364	(5,610)	115,261

Net realized and unrealized gains from investments and foreign currency transactions	153,219	58,115	161,995
REALIZED LOSSES ON EXTINGUISHMENT OF DEBT	(72)	—	(2,678)

NET INCREASE IN STOCKHOLDERS' EQUITY RESULTING FROM OPERATIONS	$590,949	$488,521	$508,178

BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 10)	$1.94	$1.83	$2.21

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 10)	305,287	266,939	230,151

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2014
(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
CIC Flex, LP(9)	Investment partnership	Limited partnership units (0.94 units)		9/7/2007	$—	$248	(2)

Covestia Capital Partners, LP(9)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	487	2,100	(2)

HCI Equity, LLC(7)(8)(9)	Investment company	Member interest (100.00% interest)		4/1/2010	—	397

Imperial Capital Private Opportunities, LP(9)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	4,654	19,005	(2)

Partnership Capital Growth Fund I, L.P.(9)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	—	1,526	(2)

Partnership Capital Growth Investors III, L.P.(9)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	3,030	2,735	(2)

PCG-Ares Sidecar Investment, L.P.(9)	Investment partnership	Limited partnership interest (100.00% interest)		5/22/2014	2,073	1,866	(2)

PCG-Ares Sidecar Investment II, L.P.(9)	Investment partnership	Limited partnership interest (100.00% interest)		10/31/2014	6,500	6,500	(2)

Piper Jaffray Merchant Banking Fund I, L.P.(9)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	1,074	955	(2)

Senior Secured Loan Fund LLC(7)(10)	Co-investment vehicle	Subordinated certificates ($2,034,498 par due 12/2024)	8.26% (Libor + 8.00%/M)(26)	10/30/2009	2,034,498	2,065,015
		Membership interest (87.50% interest)		10/30/2009	—	—

					2,034,498	2,065,015

VSC Investors LLC(9)	Investment company	Membership interest (1.95% interest)		1/24/2008	879	1,481	(2)

					2,053,195	2,101,828		39.78%

Healthcare-Services
Alegeus Technologies Holdings Corp.	Benefits administration and transaction processing provider	Preferred stock (2,997 shares)		12/13/2013	3,087	1,876
		Common stock (3 shares)		12/13/2013	3	—

					3,090	1,876

American Academy Holdings, LLC	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	First lien senior secured loan ($14,088 par due 6/2019)	4.00% (Libor + 3.00%/Q)	6/27/2014	14,088	14,088	(2)(25)
		First lien senior secured loan ($23,425 par due 6/2019)	7.00% (Libor + 6.00%/Q)	6/27/2014	23,425	23,425	(2)(13)(25)
		First lien senior secured loan ($52,039 par due 6/2019)	7.00% (Libor + 6.00%/Q)	6/27/2014	52,039	52,039	(3)(13)(25)
		First lien senior secured loan ($4,126 par due 6/2019)	4.00% (Libor + 3.00%/Q)	6/27/2014	4,126	4,126	(4)(25)

					93,678	93,678

Athletico Management, LLC and Accelerated Holdings, LLC	Provider of outpatient rehabilitation services	First lien senior secured loan ($4,000 par due 12/2020)	6.25% (Libor + 5.50%/Q)	12/2/2014	3,968	4,000	(2)(25)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
AwarePoint Corporation	Healthcare technology platform developer	First lien senior secured loan ($10,000 par due 6/2018)	9.50%	9/5/2014	9,907	9,900	(2)
		Warrant to purchase up to 3,213,367 shares of Series 1 preferred stock		11/14/2014	—	—	(2)

					9,907	9,900

AxelaCare Holdings, Inc. and AxelaCare Investment Holdings, L.P.	Provider of home infusion services	Preferred units (8,218,160 units)		4/12/2013	822	693	(2)
		Common units (83,010 units)		4/12/2013	8	7	(2)

					830	700

California Forensic Medical Group, Incorporated	Correctional facility healthcare operator	First lien senior secured loan ($48,630 par due 11/2018)	9.25% (Libor + 8.00%/Q)	11/16/2012	48,630	48,630	(3)(25)

CCS Intermediate Holdings, LLC and CCS Group Holdings, LLC	Correctional facility healthcare operator	First lien senior secured revolving loan ($1,275 par due 7/2019)	5.00% (Libor + 4.00%/Q)	7/23/2014	1,275	1,249	(2)(25)
		First lien senior secured loan ($6,719 par due 7/2021)	5.00% (Libor + 4.00%/Q)	7/23/2014	6,688	6,584	(2)(25)
		Second lien senior secured loan ($135,000 par due 7/2022)	9.38% (Libor + 8.38%/Q)	7/23/2014	133,721	133,650	(2)(25)
		Class A units (601,937 units)		8/19/2010	—	1,802	(2)

					141,684	143,285

DNAnexus, Inc.	Bioinformatics company	First lien senior secured loan ($5,000 par due 10/2017)	9.25%	3/21/2014	4,802	5,000	(2)
		First lien senior secured loan ($5,000 par due 2/2018)	9.25%	3/21/2014	4,787	5,000	(2)
		Warrants to purchase up to 909,092 units of Series C preferred stock		3/21/2014	—	—	(2)

					9,589	10,000

Genocea Biosciences, Inc.	Vaccine discovery technology company	Common stock (31,500 shares)		2/10/2014	—	220	(2)

GI Advo Opco, LLC	Behavioral treatment services provider	First lien senior secured loan ($13,890 par due 6/2017)	6.00% (Libor + 4.75%/Q)	12/13/2013	14,182	13,890	(2)(25)
		First lien senior secured loan ($69 par due 6/2017)	7.00% (Base Rate + 3.75%/Q)	12/13/2013	70	69	(2)(25)

					14,252	13,959

Global Healthcare Exchange, LLC and GHX Ultimate Parent Corp.	On-demand supply chain automation solutions provider	First lien senior secured loan ($231,250 par due 3/2020)	8.50% (Libor + 7.50%/Q)	3/11/2014	229,626	231,250	(2)(25)
		Class A common stock (2,475 shares)		3/11/2014	2,991	2,991	(2)
		Class B common stock (938 shares)		3/11/2014	30	2,417	(2)

					232,647	236,658

Greenphire, Inc. and RMCF III CIV XXIX, L.P	Software provider for clinical trial management	First lien senior secured loan ($4,000 par due 12/2018)	9.00% (Libor + 8.00%/Q)	12/19/2014	4,000	4,000	(2)(25)
		Limited partnership interest (99.90% interest)		12/19/2014	999	999	(2)

					4,999	4,999

INC Research Mezzanine Co-Invest, LLC	Pharmaceutical and biotechnology consulting services	Common units (1,410,000 units)		9/27/2010	1,512	4,287	(2)

Intermedix Corporation	Revenue cycle management provider to the emergency healthcare industry	Second lien senior secured loan ($112,000 par due 6/2020)	9.25% (Libor + 8.25%/Q)	12/27/2012	112,000	110,880	(2)(25)

LM Acquisition Holdings, LLC(8)	Developer and manufacturer of medical equipment	Class A units (426 units)		9/27/2013	1,000	1,721	(2)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
MC Acquisition Holdings I, LLC	Healthcare professional provider	Class A units (1,338,314 units)		1/17/2014	1,338	1,863	(2)
Monte Nido Holdings, LLC	Outpatient eating disorder treatment provider	First lien senior secured loan ($44,750 par due 12/2019)	8.00% (Libor + 7.00%/M)	12/20/2013	44,750	42,065	(3)(19)(25)
MW Dental Holding Corp.	Dental services provider	First lien senior secured loan ($6,485 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	6,485	6,485	(2)(25)
		First lien senior secured loan ($24,484 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	24,484	24,484	(2)(25)
		First lien senior secured loan ($48,238 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	48,238	48,238	(3)(25)
		First lien senior secured loan ($19,949 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	19,949	19,949	(4)(25)

					99,156	99,156
My Health Direct, Inc.	Healthcare scheduling exchange software solution provider	First lien senior secured loan ($3,000 par due 1/2018)	10.75%	9/18/2014	2,907	3,000	(2)
		Warrant to purchase up to 4,548 shares of Series D preferred stock		9/18/2014	39	39	(2)

					2,946	3,039

Napa Management Services Corporation	Anesthesia management services provider	First lien senior secured loan ($13,000 par due 2/2019)	6.00% (Libor + 5.00%/Q)	4/15/2011	13,000	13,000	(2)(25)
		First lien senior secured loan ($80,234 par due 2/2019)	6.00% (Libor + 5.00%/Q)	4/15/2011	80,234	80,234	(2)(21)(25)
		First lien senior secured loan ($33,266 par due 2/2019)	6.00% (Libor + 5.00%/Q)	4/15/2011	33,215	33,266	(3)(21)(25)
		Common units (5,345 units)		4/15/2011	5,764	11,760	(2)

					132,213	138,260
Netsmart Technologies, Inc. and NS Holdings, Inc.	Healthcare technology provider	First lien senior secured loan ($2,760 par due 12/2017)	8.75% (Libor + 7.50%/Q)	12/18/2012	2,760	2,760	(2)(17)(25)
		First lien senior secured loan ($34,912 par due 12/2017)	8.75% (Libor + 7.50%/Q)	12/18/2012	34,912	34,912	(2)(17)(25)
		Common stock (2,500,000 shares)		6/21/2010	2,500	5,426	(2)

					40,172	43,098

New Trident Holdcorp, Inc.	Outsourced mobile diagnostic healthcare service provider	Second lien senior secured loan ($80,000 par due 7/2020)	10.25% (Libor + 9.00%/Q)	8/6/2013	78,667	78,400	(2)(25)
Nodality, Inc.	Biotechnology company	First lien senior secured loan ($8,000 par due 2/2018)	8.90%	4/25/2014	7,768	8,000	(2)
		First lien senior secured loan ($3,000 par due 8/2018)	8.90%	4/25/2014	2,900	3,000	(2)
		Warrant to purchase up to 164,179 shares of Series B preferred stock		4/25/2014	—	41	(2)

					10,668	11,041

OmniSYS Acquisition Corporation, OmniSYS, LLC, and OSYS Holdings, LLC	Provider of technology-enabled solutions to pharmacies	First lien senior secured loan ($20,475 par due 11/2018)	8.50% (Libor + 7.50%/Q)	11/21/2013	20,475	20,475	(2)(25)
		Limited liability company membership interest (1.57%)		11/21/2013	1,000	1,258	(2)

					21,475	21,733
PerfectServe, Inc.	Communications software platform provider for hospitals and physician practices	First lien senior secured revolving loan ($500 par due 6/2015)	7.50%	12/26/2013	500	500	(2)
		First lien senior secured loan ($2,500 par due 10/2017)	10.00%	12/26/2013	2,479	2,500	(2)
		First lien senior secured loan ($3,372 par due 4/2017)	10.00%	12/26/2013	3,348	3,372	(2)
		Warrants to purchase up to 34,113 units of Series C preferred stock		12/26/2013	—	84	(2)

					6,327	6,456

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
PGA Holdings, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Preferred stock (333 shares)		3/12/2008	125	21	(2)
		Common stock (16,667 shares)		3/12/2008	167	1,051	(2)

					292	1,072
PhyMED Management LLC	Provider of anesthesia services	First lien senior secured loan ($10,000 par due 11/2020)	5.25% (Libor + 4.25%/M)	11/18/2014	9,927	10,000	(2)(25)
Physiotherapy Associates Holdings, Inc.	Physical therapy provider	Class A common stock (100,000 shares)		12/13/2013	3,090	2,465
POS I Corp. (fka Vantage Oncology, Inc.)	Radiation oncology care provider	Common stock (62,157 shares)		2/3/2011	4,670	1,222	(2)

Reed Group Holdings, LLC	Medical disability management services provider	Equity interests		4/1/2010	—	—	(2)
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	First lien senior secured loan ($1,400 par due 7/2015)	11.00%	6/28/2012	1,399	1,400	(2)
		Warrants to purchase up to 99,094 shares of Series C preferred stock		6/28/2012	38	28	(2)

					1,437	1,428

Sage Products Holdings III, LLC	Patient infection control and preventive care solutions provider	Second lien senior secured loan ($120,000 par due 6/2020)	9.25% (Libor + 8.00%/Q)	12/13/2012	119,775	120,000	(2)(25)
Sarnova HC, LLC, Tri-Anim Health Services, Inc., and BEMS Holdings, LLC	Distributor of emergency medical service and respiratory products	Second lien senior secured loan ($60,000 par due 9/2018)	8.75% (Libor + 8.00%/M)	6/30/2014	60,000	60,000	(2)(25)

SurgiQuest, Inc.	Medical device company	Warrants to purchase up to 54,672 shares of Series D-4 convertible preferred stock		9/28/2012	—	—	(2)
U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	First lien senior secured loan ($49,725 par due 12/2019)	6.00% (Libor + 5.00%/Q)	6/26/2014	49,725	49,725	(2)(25)
		Second lien senior secured loan ($50,000 par due 9/2020)	9.00% (Libor + 8.00%/Q)	9/24/2014	50,000	50,000	(2)(25)

					99,725	99,725

Young Innovations, Inc.	Dental supplies and equipment manufacturer	Second lien senior secured loan ($45,000 par due 7/2019)	9.00% (Libor + 8.00%/Q)	5/30/2014	45,000	45,000	(2)(25)

					1,459,414	1,470,816		27.84%

Services-Other
American Residential Services L.L.C.	Heating, ventilation and air conditioning services provider	Second lien senior secured loan ($50,000 par due 12/2021)	9.00% (Libor + 8.00%/Q)	6/30/2014	49,534	50,000	(2)(25)

Capital Investments and Ventures Corp.	SCUBA diver training and certification provider	First lien senior secured loan ($60,654 par due 8/2020)	8.00% (Base Rate + 4.75%/Q)	8/9/2012	60,334	60,654	(2)(25)
		First lien senior secured loan ($21,181 par due 8/2020)	8.00% (Base Rate + 4.75%/Q)	8/9/2012	21,181	21,181	(3)(25)
		First lien senior secured loan ($7,534 par due 8/2020)	8.00% (Base Rate + 4.75%/Q)	8/9/2012	7,534	7,534	(4)(25)

					89,049	89,369

Community Education Centers, Inc.	Offender re-entry and in-prison treatment services provider	First lien senior secured loan ($14,130 par due 3/2015)	6.25% (Libor + 5.25%/Q)	12/10/2010	14,130	14,130	(2)(18)(25)
		First lien senior secured loan ($156 par due 3/2015)	7.50% (Base Rate + 4.25%/Q)	12/10/2010	156	156	(2)(18)(25)
		Second lien senior secured loan ($48,377 par due 12/2015)		12/10/2010	47,169	39,858	(2)(24)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrants to purchase up to 654,618 shares		12/10/2010	—	—	(2)

					61,455	54,144

Competitor Group, Inc. and Calera XVI, LLC	Endurance sports media and event operator	First lien senior secured revolving loan ($2,850 par due 11/2018)	10.00% (Base Rate + 6.75%/Q)	11/30/2012	2,850	2,565	(2)(25)
		First lien senior secured revolving loan ($900 par due 11/2018)	9.00% (Libor + 7.75%/Q)	11/30/2012	900	810	(2)(25)
		First lien senior secured loan ($24,444 par due 11/2018)	10.50% (Libor + 7.75% Cash, 1.50% PIK /Q)	11/30/2012	24,444	21,999	(2)(25)
		First lien senior secured loan ($29,931 par due 11/2018)	10.50% (Libor + 7.75% Cash, 1.50% PIK /Q)	11/30/2012	29,931	26,938	(3)(25)
		Membership units (2,500,000 units)		11/30/2012	2,519	275	(2)(9)

					60,644	52,587

Crown Health Care Laundry Services, Inc. and Crown Laundry Holdings, LLC(6)	Provider of outsourced linen management solutions to the healthcare industry	First lien senior secured revolving loan ($700 par due 3/2019)	8.25% (Libor + 7.00%/Q)	3/13/2014	700	700	(2)(25)(28)
		First lien senior secured loan ($24,316 par due 3/2019)	8.25% (Libor + 7.00%/Q)	3/13/2014	24,316	24,316	(2)(25)
		Class A preferred units (2,475,000 units)		3/13/2014	2,475	2,723	(2)
		Class B common units (275,000 units)		3/13/2014	275	303	(2)

					27,766	28,042

Dwyer Acquisition Parent, Inc. and TDG Group Holding Company	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($52,670 par due 2/2020)	11.00%	8/15/2014	52,670	52,670	(2)
		Common stock (30,000 shares)		8/15/2014	3,000	3,439	(2)

					55,670	56,109

GHS Interactive Security, LLC and LG Security Holdings, LLC	Originates residential security alarm contracts	First lien senior secured loan ($8,578 par due 5/2018)	7.50% (Libor + 6.00%/S)	12/13/2013	8,626	8,578	(25)
		Class A membership units (1,560,000 units)		12/13/2013	1,607	728

					10,233	9,306

Massage Envy, LLC	Franchisor in the massage industry	First lien senior secured loan ($28,245 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	28,245	28,245	(2)(25)
		First lien senior secured loan ($47,716 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	47,716	47,716	(3)(25)
		Common stock (3,000,000 shares)		9/27/2012	3,000	4,306	(2)

					78,961	80,267

McKenzie Sports Products, LLC	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured loan ($84,500 par due 9/2020)	6.75% (Libor + 5.75%/M)	9/18/2014	84,500	83,654	(2)(12)(25)

OpenSky Project, Inc.	Social commerce platform operator	First lien senior secured loan ($3,000 par due 9/2017)	10.00%	6/4/2014	2,960	3,000	(2)
		Warrant to purchase up to 46,996 shares of Series D preferred stock		6/4/2014	48	48	(2)

					3,008	3,048

PODS Funding Corp. II	Storage and warehousing	First lien senior secured loan ($3,899 par due 12/2018)	7.00% (Libor + 6.00%/Q)	3/12/2014	3,899	3,899	(25)
		First lien senior secured loan ($33,989 par due 12/2018)	7.00% (Libor + 6.00%/Q)	3/12/2014	33,989	33,989	(25)

					37,888	37,888

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Spin HoldCo Inc.	Laundry service and equipment provider	Second lien senior secured loan ($140,000 par due 5/2020)	8.00% (Libor + 7.00%/M)	5/14/2013	140,000	137,200	(2)(25)

TWH Water Treatment Industries, Inc., TWH Filtration Industries, Inc. and TWH Infrastructure Industries, Inc.	Wastewater infrastructure repair, treatment and filtration company	First lien senior secured loan ($2,240 par due 10/2019)	10.25% (Libor + 9.25%/Q)	10/10/2014	2,240	2,240	(2)(25)
		First lien senior secured loan ($36,400 par due 10/2019)	10.25% (Libor + 9.25%/Q)	10/10/2014	36,400	36,400	(2)(25)

					38,640	38,640

United Road Towing, Inc.	Towing company	Warrants to purchase up to 607 shares		4/1/2010	—	—
Wash Multifamily Laundry Systems, LLC	Laundry service and equipment provider	Second lien senior secured loan ($78,000 par due 2/2020)	7.75% (Libor + 6.75%/Q)	6/26/2012	78,000	78,000	(2)(25)

					815,348	798,254		15.11%

Consumer Products
Feradyne Outdoors, LLC and Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	First lien senior secured loan ($50,100 par due 3/2019)	6.55% (Libor + 5.55%/Q)	4/24/2014	50,100	50,100	(2)(22)(25)
		First lien senior secured loan ($6,953 par due 3/2019)	4.00% (Libor + 3.00%/Q)	4/24/2014	6,953	6,953	(2)(25)
		Common units (300 units)		4/24/2014	3,000	2,573	(2)

					60,053	59,626

Implus Footcare, LLC	Provider of footwear and other accessories	Preferred stock (455 shares)	6.00% PIK	10/31/2011	4,740	4,740	(2)
		Common stock (455 shares)		10/31/2011	—	1,414	(2)

					4,740	6,154

Indra Holdings Corp.	Designer, marketer, and distributor of rain and cold weather products	Second lien senior secured loan ($80,000 par due 11/2021)	8.50% (Libor + 7.50%/Q)	5/1/2014	78,814	79,199	(2)(25)

Matrixx Initiatives, Inc. and Wonder Holdings Acquisition Corp.	Developer and marketer of OTC healthcare products	Warrants to purchase up to 1,489 shares of preferred stock		7/27/2011	—	921	(2)
		Warrants to purchase up to 1,654,678 shares of common stock		7/27/2011	—	—	(2)

					—	921

Oak Parent, Inc.	Manufacturer of athletic apparel	First lien senior secured loan ($30,256 par due 4/2018)	7.50% (Libor + 7.00%/Q)	4/2/2012	30,172	30,256	(3)(25)
		First lien senior secured loan ($157 par due 4/2018)	9.25% (Base Rate + 6.00%/Q)	4/2/2012	157	157	(3)(25)
		First lien senior secured loan ($8,551 par due 4/2018)	7.50% (Libor + 7.00%/Q)	4/2/2012	8,527	8,551	(4)(25)
		First lien senior secured loan ($44 par due 4/2018)	9.25% (Base Rate + 6.00%/Q)	4/2/2012	44	44	(4)(25)

					38,900	39,008

PG-ACP Co-Invest, LLC	Supplier of medical uniforms, specialized medical footwear and accessories	Class A membership units (1,000,0000 units)		8/29/2012	1,000	1,444	(2)

Plantation Products, LLC, Seed Holdings, Inc. and Flora Parent, Inc.	Provider of branded lawn and garden products	First lien senior secured revolving loan ($9,007 par due 12/2020)	5.00% (Libor + 4.00%/Q)	12/23/2014	9,007	9,007	(2)(25)
		First lien senior secured loan ($79,000 par due 12/2020)	5.00% (Libor + 4.00%/Q)	12/23/2014	78,545	79,000	(2)(25)
		Second lien senior secured loan ($66,000 par due 6/2021)	9.94% (Libor + 8.94%/Q)	12/23/2014	65,620	66,000	(2)(25)
		Common stock (30,000 shares)		12/23/2014	3,000	3,000	(2)

					156,172	157,007

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Shock Doctor, Inc. and BRP Hold 14, LLC	Developer, marketer and distributor of sports protection equipment and accessories.	First lien senior secured loan ($1,333 par due 3/2020)	8.75% (Libor + 7.75%/Q)	3/14/2014	1,333	1,333	(2)(25)
		First lien senior secured loan ($5,721 par due 3/2020)	8.75% (Libor + 7.75%/Q)	3/14/2014	5,721	5,721	(2)(25)
		First lien senior secured loan ($53,729 par due 3/2020)	8.75% (Libor + 7.75%/Q)	3/14/2014	53,729	53,729	(3)(25)
		First lien senior secured loan ($19,950 par due 3/2020)	8.75% (Libor + 7.75%/Q)	3/14/2014	19,950	19,950	(4)(25)
		Class A preferred units (50,000 units)		3/14/2014	5,000	5,529	(2)

					85,733	86,262

The Step2 Company, LLC(7)	Toy manufacturer	Second lien senior secured loan ($27,583 par due 9/2019)	10.00% PIK	4/1/2010	27,463	27,583	(2)
		Second lien senior secured loan ($4,500 par due 9/2019)	10.00%	3/13/2014	4,500	4,500	(2)
		Second lien senior secured loan ($37,207 par due 9/2019)		4/1/2010	30,802	9,043	(2)(24)
		Common units (1,116,879 units)		4/1/2010	24	—
		Class B common units (126,278,000 units)		10/30/2014	—	—	(2)
		Warrants to purchase up to 3,157,895 units		4/1/2010	—	—

					62,789	41,126

Varsity Brands Holding Co., Inc., Hercules Achievement, Inc., Hercules Achievement Holdings, Inc., and Hercules VB Holdings, Inc.	Leading manufacturer and distributor of textiles, apparel & luxury goods	Second lien senior secured loan ($180,000 par due 12/2022)	9.75% (Libor + 8.75%/M)	12/11/2014	178,200	180,000	(2)(25)
		Common stock (3,353,371 shares)		12/11/2014	4,147	4,147	(2)
		Common stock (3,353,371 shares)		12/11/2014	3,353	3,353	(2)

					185,700	187,500

Woodstream Corporation	Pet products manufacturer	First lien senior secured loan ($12 par due 8/2016)	7.00% (Base Rate + 3.75%/Q)	4/18/2012	12	12	(4)(25)
		First lien senior secured loan ($4,804 par due 8/2016)	6.00% (Libor + 5.00%/Q)	4/18/2012	4,804	4,804	(4)(25)
		Senior subordinated loan ($80,000 par due 2/2017)	11.50%	4/18/2012	78,178	80,000	(2)
		Common stock (4,254 shares)		1/22/2010	1,222	2,816	(2)

					84,216	87,632

					758,117	745,879		14.12%

Power Generation
Alphabet Energy, Inc.	Technology developer to convert waste-heat into electricity	First lien senior secured loan ($1,960 par due 7/2017)	9.50%	12/16/2013	1,894	1,960	(2)
		First lien senior secured loan ($2,880 par due 7/2017)	9.62%	12/16/2013	2,683	2,880	(2)
		Series B preferred stock (74,449 shares)		2/26/2014	250	250	(2)
		Warrant to purchase up to 59,524 units of Series B preferred stock		12/16/2013	146	125	(2)

					4,973	5,215

Bicent (California) Holdings LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($49,706 par due 2/2021)	8.25% (Libor + 7.25%/Q)	2/6/2014	49,706	49,706	(2)(25)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Brush Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($1,730 par due 8/2020)	7.50% (Base Rate + 4.25%/Q)	8/1/2013	1,730	1,730	(2)(25)
		First lien senior secured loan ($86,384 par due 8/2020)	6.25% (Libor + 5.25%/Q)	8/1/2013	86,384	86,384	(2)(25)

					88,114	88,114

CPV Maryland Holding Company II, LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($42,838 par due 12/2020)	5.00% Cash, 5.00% PIK	8/8/2014	42,838	42,838	(2)
		Warrant to purchase up to 4 units of common stock		8/8/2014	—	200	(2)

					42,838	43,038

DESRI VI Management Holdings, LLC	Wind and solar power generation facility operator	Senior subordinated loan ($26,500 par due 12/2021)	9.75%	12/24/2014	26,500	26,500	(2)
		Non-controlling units (10.0 units)		12/24/2014	1,483	1,483	(2)

					27,983	27,983

DESRI Wind Development Acquisition Holdings, L.L.C.	Wind and solar power generation facility operator	Senior subordinated loan ($14,750 par due 8/2021)	9.25%	8/26/2014	14,750	14,750	(2)
		Non-controlling units (7.5 units)		8/26/2014	806	806	(2)

					15,556	15,556

Green Energy Partners, Stonewall LLC and Panda Stonewall Intermediate Holdings II LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($81,500 par due 12/2021)	13.25%	11/13/2014	81,500	81,500	(2)

Joule Unlimited Technologies, Inc. and Stichting Joule Global Foundation	Renewable fuel and chemical production developer	First lien senior secured loan ($5,909 par due 2/2017)	10.00%	7/25/2013	5,873	5,909	(2)(23)
		Warrant to purchase up to 32,051 shares of Series C-2 preferred stock		7/25/2013	—	39	(2)(8)

					5,873	5,948

La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Second lien senior secured loan ($10,000 par due 2/2020)	9.25% (Libor + 8.25%/Q)	2/20/2014	9,652	9,400	(2)(25)

Moxie Liberty LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($100,000 par due 8/2020)	7.50% (Libor + 6.50%/Q)	8/21/2013	98,900	100,000	(2)(25)

Moxie Patriot LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($100,000 par due 12/2020)	6.75% (Libor + 5.75%/Q)	12/19/2013	99,000	100,000	(2)(25)

Panda Sherman Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($32,429 par due 9/2018)	9.00% (Libor + 7.50%/Q)	9/14/2012	32,429	32,429	(2)(25)

Panda Temple Power II, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($20,000 par due 4/2019)	7.25% (Libor + 6.00%/Q)	4/3/2013	19,852	20,000	(2)(25)

Panda Temple Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($60,000 par due 7/2018)	11.50% (Libor + 10.00%/Q)	7/17/2012	58,719	60,000	(2)(25)

PERC Holdings 1 LLC	Operator of recycled energy, combined heat and power, and energy efficiency facilities	Class B common units (21,653,543 units)		10/20/2014	21,654	21,654	(2)

					656,749	660,543		12.50%

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Business Services
2329497 Ontario Inc.(8)	Outsourced data center infrastructure and related services provider	Second lien senior secured loan ($42,480 par due 6/2019)	10.50% (Libor + 9.25%/M)	12/13/2013	43,323	36,006	(2)(25)

BlackArrow, Inc.	Advertising and data solutions software platform provider	First lien senior secured loan ($8,000 par due 9/2017)	9.25%	3/13/2014	7,782	8,000	(2)
		Warrant to purchase up to 517,386 units of Series C preferred stock		3/13/2014	—	76	(2)

					7,782	8,076

CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	First lien senior secured loan ($4,000 par due 5/2018)	10.00%	7/23/2014	3,973	4,000	(2)
		First lien senior secured loan ($2,000 par due 9/2018)	10.00%	7/23/2014	1,986	2,000	(2)
		Warrant to purchase up to 2,350,636 shares of Series 1 preferred stock		7/23/2014	—	—	(2)

					5,959	6,000

Cast & Crew Payroll, LLC and Centerstage Co-Investors, L.L.C.(6)	Payroll and accounting services provider to the entertainment industry	First lien senior secured loan ($27,930 par due 10/2019)	4.00% (Libor + 3.00%/Q)	12/24/2012	27,930	27,930	(2)(25)
		First lien senior secured loan ($53,569 par due 10/2019)	7.00% (Libor + 6.00%/Q)	12/24/2012	53,569	53,569	(2)(16)(25)
		First lien senior secured loan ($41,813 par due 10/2019)	7.00% (Libor + 6.00%/Q)	12/24/2012	41,813	41,813	(3)(16)(25)
		Class A membership units (2,500,000 units)		12/24/2012	57	5,885	(2)
		Class B membership units (2,500,000 units)		12/24/2012	57	5,885	(2)

					123,426	135,082

CIBT Investment Holdings, LLC	Expedited travel document processing services	Class A shares (2,500 shares)		12/15/2011	2,500	4,915	(2)

Command Alkon, Incorporated and CA Note Issuer, LLC	Software solutions provider to the ready-mix concrete industry	Second lien senior secured loan ($10,000 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	10,000	10,000	(2)(25)
		Second lien senior secured loan ($26,500 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	26,500	26,500	(2)(25)
		Second lien senior secured loan ($11,500 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	11,500	11,500	(2)(25)
		Senior subordinated loan ($17,621 par due 8/2021)	14.00% PIK	8/8/2014	17,621	17,621	(2)

					65,621	65,621

Compuware Parent, LLC	Web and mobile cloud performance testing and monitoring services provider	Class A-1 common stock (4,132 units)		12/15/2014	2,250	2,527	(2)
		Class B-1 common stock (4,132 units)		12/15/2014	450	505	(2)
		Class C-1 common stock (4,132 units)		12/15/2014	300	337	(2)
		Class A-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class B-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class C-2 common stock (4,132 units)		12/15/2014	—	—	(2)

					3,000	3,369

Coverall North America, Inc.	Commercial janitorial services provider	Letter of credit facility		1/17/2013	—	—	(29)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Directworks, Inc. and Co-Exprise Holdings, Inc.	Provider of cloud-based software solutions for direct materials sourcing and supplier management for manufacturers	First lien senior secured loan ($2,500 par due 4/2018)	10.25% (Libor + 9.25%/M)	12/19/2014	2,500	2,500	(2)(25)
		Warrant to purchase up to 1,875,000 shares of Series 1 preferred stock		12/19/2014	—	—	(2)

					2,500	2,500

DTI Holdco, Inc. and OPE DTI Holdings, Inc.	Provider of legal process outsourcing and managed services	First lien senior secured loan ($1,000 par due 8/2020)	5.75% (Libor + 4.75%/Q)	8/19/2014	1,000	1,000	(2)(25)
		Class A common stock (7,500 shares)		8/19/2014	7,500	8,383	(2)
		Class B common stock (7,500 shares)		8/19/2014	—	—	(2)

					8,500	9,383

First Insight, Inc.	Software company providing merchandising and pricing solutions to companies worldwide	First lien senior secured loan ($3,267 par due 4/2017)	9.50%	3/20/2014	3,193	3,267	(2)
		Warrants to purchase up to 122,827 units of Series C preferred stock		3/20/2014	—	6	(2)

					3,193	3,273

HCPro, Inc. and HCP Acquisition Holdings, LLC(7)	Healthcare compliance advisory services	Senior subordinated loan ($9,398 par due 5/2015)		3/5/2013	2,691	—	(2)(24)
		Class A units (14,293,110 units)		6/26/2008	12,793	—	(2)

					15,484	—

IfByPhone Inc.	Voice-based marketing automation software provider	Warrant to purchase up to 124,300 shares of Series C preferred stock		10/15/2012	88	79	(2)

Investor Group Services, LLC(6)	Business consulting for private equity and corporate clients	Limited liability company membership interest (7.75% interest)		6/22/2006	—	625

IronPlanet, Inc.	Online auction platform provider for used heavy equipment	First lien senior secured revolving loan		9/24/2013	—	—	(2)(27)
		Warrant to purchase to up to 133,333 shares of Series C preferred stock		9/24/2013	214	244	(2)

					214	244

ISS #2, LLC	Provider of repairs, refurbishments and services to the broader industrial end user markets	First lien senior secured loan ($54,767 par due 6/2018)	6.50% (Libor + 5.50%/M)	6/5/2013	54,767	54,767	(2)(25)
		First lien senior secured loan ($4,900 par due 6/2018)	6.50% (Libor + 5.50%/M)	6/5/2013	4,900	4,900	(2)(25)
		First lien senior secured loan ($44,325 par due 6/2018)	6.50% (Libor + 5.50%/Q)	6/5/2013	44,325	44,325	(3)(25)

					103,992	103,992

Itel Laboratories, Inc.	Data services provider for building materials to property insurance industry	Preferred units (1,798,391 units)		6/29/2012	1,000	1,289	(2)

Market Track Holdings, LLC	Business media consulting services company	Preferred stock (1,500 shares)		12/13/2013	1,982	1,912
		Common stock (15,000 shares)		12/13/2013	1,982	1,780

					3,964	3,692

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Maximus Holdings, LLC	Provider of software simulation tools and related services	Warrants to purchase up to 1,050,013 shares of common stock		12/13/2013	—	610

Multi-Ad Services, Inc.(6)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	788	2,118
		Common units (1,725,280 units)		4/1/2010	—	—

					788	2,118

MVL Group, Inc.(7)	Marketing research provider	Senior subordinated loan ($430 par due 7/2012)		4/1/2010	226	226	(2)(24)
		Common stock (560,716 shares)		4/1/2010	—	—	(2)

					226	226

NComputing, Inc.	Desktop virtualization hardware and software technology service provider	Warrant to purchase up to 462,726 shares of Series C preferred stock		3/20/2013	—	12	(2)

PeakColo Holdings, Inc. and Powered by Peak LLC	Wholesaler of cloud-based software applications and services	First lien senior secured loan ($4,000 par due 11/2018)	9.75% (Libor + 8.75%/M)	11/3/2014	3,909	3,920	(2)(25)
		Warrant to purchase up to 2,037 shares of Series A preferred stock		11/3/2014	93	93	(2)

					4,002	4,013

PHL Investors, Inc., and PHL Holding Co.(7)	Mortgage services	Class A common stock (576 shares)		7/31/2012	3,768	—	(2)

Powersport Auctioneer Holdings, LLC	Powersport vehicle auction operator	Common units (1,972 units)		3/2/2012	1,000	963	(2)

R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	181	(2)

Rocket Fuel Inc.	Provider of open and integrated software for digital marketing optimization	Common stock (11,405 units)		9/9/2014	40	92	(2)

Ship Investor & Cy S.C.A.(8)	Payment processing company	Common stock (936,693 shares)		12/13/2013	1,729	3,135

Tripwire, Inc.	IT security software provider	First lien senior secured loan ($65,716 par due 5/2018)	7.00% (Libor + 5.75%/Q)	5/23/2011	65,716	66,373	(2)(25)
		First lien senior secured loan ($38,582 par due 5/2018)	7.00% (Libor + 5.75%/Q)	5/23/2011	38,582	38,968	(3)(25)
		First lien senior secured loan ($7,716 par due 5/2018)	7.00% (Libor + 5.75%/Q)	5/23/2011	7,716	7,794	(4)(25)
		Class A common stock (2,970 shares)		5/23/2011	2,970	4,098	(2)
		Class B common stock (2,655,638 shares)		5/23/2011	30	11,602	(2)

					115,014	128,835

Velocity Holdings Corp.	Hosted enterprise resource planning application management services provider	Common units (1,713,546 units)		12/13/2013	4,503	3,270

Venturehouse-Cibernet Investors, LLC	Financial settlement services for intercarrier wireless roaming	Equity interest		4/1/2010	—	—	(2)

					521,866	527,601		9.99%

Education
Campus Management Corp. and Campus Management Acquisition Corp.(6)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10,520	10,161	(2)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Infilaw Holding, LLC	Operator of for-profit law schools	First lien senior secured revolving loan		8/25/2011	—	—	(2)(27)
		First lien senior secured loan ($1 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	1	1	(2)(25)
		First lien senior secured loan ($9,411 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	9,411	9,411	(3)(25)
		Series A preferred units (124,890 units)	9.50% (Libor + 8.50%/Q)	8/25/2011	124,890	124,890	(2)(25)
		Series B preferred units (3.91 units)		10/19/2012	9,245	12,840	(2)

					143,547	147,142

Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	First lien senior secured loan ($58,798 par due 12/2016)		4/24/2013	52,972	47,039	(2)(24)
		First lien senior secured loan ($1,996 par due 12/2016)		6/13/2014	1,996	1,597	(2)(24)
		Series B preferred stock (1,750,000 shares)		8/5/2010	5,000	—	(2)
		Series C preferred stock (2,512,586 shares)		6/7/2010	689	—	(2)
		Common stock (20 shares)		6/7/2010	—	—	(2)

					60,657	48,636

Lakeland Tours, LLC	Educational travel provider	First lien senior secured revolving loan		10/4/2011	—	—	(2)(27)
		First lien senior secured loan ($4,181 par due 1/2017)	5.25% (Libor + 4.25%/Q)	10/4/2011	4,180	4,181	(2)(25)
		First lien senior secured loan ($85,688 par due 1/2017)	8.50% (Libor + 7.50%/Q)	10/4/2011	85,664	85,688	(2)(15)(25)
		First lien senior secured loan ($40,362 par due 1/2017)	8.50% (Libor + 7.50%/Q)	10/4/2011	40,305	40,362	(3)(15)(25)
		Common stock (5,000 shares)		10/4/2011	5,000	5,261	(2)

					135,149	135,492

PIH Corporation	Franchisor of education-based early childhood centers	First lien senior secured revolving loan ($621 par due 6/2017)	7.25% (Libor + 6.25%/M)	12/13/2013	621	621	(2)(25)
		First lien senior secured loan ($35,512 par due 6/2017)	7.25% (Libor + 6.25%/M)	12/13/2013	36,127	35,512	(2)(25)

					36,748	36,133

R3 Education, Inc. and EIC Acquisitions Corp.	Medical school operator	Preferred stock (1,977 shares)		7/30/2008	494	494	(2)
		Common membership interest (15.76% interest)		9/21/2007	15,800	26,199	(2)
		Warrants to purchase up to 27,890 shares		12/8/2009	0	0	(2)

					16,294	26,693

Regent Education, Inc.	Provider of software solutions designed to optimize the financial aid and enrollment processes	First lien senior secured loan ($3,000 par due 1/2018)	10.00%	7/1/2014	2,934	2,940	(2)
		Warrant to purchase up to 987,771 shares of Series CC preferred stock		7/1/2014	—	76	(2)

					2,934	3,016

RuffaloCODY, LLC	Provider of student fundraising and enrollment management services	First lien senior secured loan ($12,683 par due 5/2019)	5.57% (Libor + 4.32%/Q)	5/29/2013	12,683	12,620	(2)(25)
		First lien senior secured loan ($18,860 par due 5/2019)	5.57% (Libor + 4.32%/Q)	5/29/2013	18,860	18,765	(2)(25)
		First lien senior secured loan ($11,709 par due 5/2019)	5.57% (Libor + 4.32%/Q)	5/29/2013	11,709	11,651	(4)(25)

					43,252	43,036

WCI-Quantum Holdings, Inc.	Distributor of instructional products, services and resources	Series A preferred stock (1,272 shares)		10/24/2014	1,000	1,000	(2)

					450,101	451,309		8.54%

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Financial Services
AllBridge Financial, LLC(7)	Asset management services	Equity interests		4/1/2010	1,140	5,804

Callidus Capital Corporation(7)	Asset management services	Common stock (100 shares)		4/1/2010	3,000	1,702

Ciena Capital LLC(7)	Real estate and small business loan servicer	First lien senior secured revolving loan ($14,000 par due 12/2014)	6.00%	11/29/2010	14,000	14,000	(2)
		First lien senior secured loan ($1,000 par due 12/2016)	12.00%	11/29/2010	1,000	1,000	(2)
		First lien senior secured loan ($10,000 par due 12/2016)	12.00%	11/29/2010	10,000	10,000	(2)
		First lien senior secured loan ($5,000 par due 12/2016)	12.00%	11/29/2010	5,000	5,000	(2)
		Equity interests		11/29/2010	49,374	19,907	(2)

					79,374	49,907

Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28,000 par due 5/2018)	12.75%	5/10/2012	28,000	28,000	(2)

Cook Inlet Alternative Risk, LLC	Risk management services	Senior subordinated loan ($750 par due 9/2015)	9.00%	9/30/2011	750	750	(2)

Gordian Acquisition Corp.	Financial services firm	Common stock (526 shares)		11/30/2012	—	—	(2)

Imperial Capital Group LLC	Investment services	Class A common units (23,130 units)		5/10/2007	11,248	15,633	(2)
		2006 Class B common units (7,578 units)		5/10/2007	2	4	(2)
		2007 Class B common units (945 units)		5/10/2007	—	—	(2)

					11,250	15,637

Ivy Hill Asset Management, L.P.(7)(9)	Asset management services	Member interest (100.00% interest)		6/15/2009	170,961	259,325

Javlin Three LLC, Javlin Four LLC, and Javlin Five LLC(9)	Asset-backed financial services company	First lien senior secured revolving loan ($42,400 par due 6/2017)	8.41% (Libor + 8.25%/M)	6/24/2014	42,400	42,400	(2)

					336,875	403,525		7.64%

Restaurants and Food Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	Restaurant owner and operator	First lien senior secured loan ($28,581 par due 12/2018)	9.25% (Libor + 8.25%/Q)	11/27/2006	28,581	27,152	(2)(20)(25)
		First lien senior secured loan ($10,919 par due 12/2018)	9.25% (Libor + 8.25%/Q)	11/27/2006	10,922	10,373	(3)(20)(25)
		Promissory note ($18,817 par due 12/2023)		11/27/2006	13,770	346	(2)
		Warrants to purchase up to 23,750 units of Series D common stock		12/18/2013	24	—	(2)

					53,297	37,871

Benihana, Inc.	Restaurant owner and operator	First lien senior secured loan ($4,888 par due 1/2019)	6.75% (Libor + 5.50%/Q)	8/21/2012	4,888	4,790	(4)(25)

DineInFresh, Inc.	Meal-delivery provider	First lien senior secured loan ($7,500 par due 7/2018)	9.75% (Libor + 8.75%/Q)	12/19/2014	7,425	7,500	(2)(25)
		Warrant to purchase up to 143,079 shares of Series A preferred stock		12/19/2014	—	3	(2)

					7,425	7,503

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Garden Fresh Restaurant Corp.	Restaurant owner and operator	First lien senior secured revolving loan ($1,100 par due 7/2018)	10.00% (Libor + 8.50%/M)	10/3/2013	1,100	1,100	(2)(25)(28)
		First lien senior secured loan ($42,219 par due 7/2018)	10.00% (Libor + 8.50%/M)	10/3/2013	42,219	42,219	(3)(25)

					43,319	43,319

Global Franchise Group, LLC and GFG Intermediate Holding, Inc.	Worldwide franchisor of quick service restaurants	First lien senior secured loan ($62,500 par due 12/2019)	10.57% (Libor + 9.57%/Q)	12/18/2014	62,500	62,500	(2)(25)

Hojeij Branded Foods, Inc.	Airport restaurant operator	First lien senior secured revolving loan ($1,450 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	1,450	1,450	(2)(25)(28)
		First lien senior secured loan ($14,442 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	14,442	14,442	(2)(25)
		First lien senior secured loan ($9,407 par due 2/2017)	9.00% (Libor + 8.00%/Q)	7/15/2014	9,407	9,407	(2)(25)
		First lien senior secured loan ($14,442 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	14,136	14,442	(2)(25)
		Warrants to purchase up to 7.5% of membership interest		2/15/2012	—	507	(2)
		Warrants to purchase up to 324 shares of Class A common stock		2/15/2012	669	7,313	(2)

					40,104	47,561

Orion Foods, LLC (fka Hot Stuff Foods, LLC)(7)	Convenience food service retailer	First lien senior secured loan ($8,069 par due 9/2015)		4/1/2010	8,069	3,106	(2)(24)
		Second lien senior secured loan ($19,420 par due 9/2015)		4/1/2010	—	—	(2)(24)
		Preferred units (10,000 units)		10/28/2010	—	—	(2)
		Class A common units (25,001 units)		4/1/2010	—	—	(2)
		Class B common units (1,122,452 units)		4/1/2010	—	—	(2)

					8,069	3,106

OTG Management, LLC	Airport restaurant operator	First lien senior secured revolving loan ($2,500 par due 12/2017)	8.75% (Libor + 7.25%/M)	12/11/2012	2,500	2,500	(2)(25)
		First lien senior secured loan ($6,250 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	6,250	6,250	(2)(25)
		First lien senior secured loan ($15,700 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	15,700	15,700	(2)(25)
		First lien senior secured loan ($25,000 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	25,000	25,000	(2)(25)
		Common units (3,000,000 units)		1/5/2011	3,000	2,238	(2)
		Warrants to purchase up to 7.73% of common units		6/19/2008	100	4,464	(2)

					52,550	56,152

Performance Food Group, Inc. and Wellspring Distribution Corp	Food service distributor	Second lien senior secured loan ($24,328 par due 11/2019)	6.25% (Libor + 5.25%/M)	5/14/2013	24,234	24,084	(2)(25)
		Class A non-voting common stock (1,366,120 shares)		5/3/2008	6,303	8,507	(2)

					30,537	32,591

Restaurant Holding Company, LLC	Fast food restaurant operator	First lien senior secured loan ($37,312 par due 2/2019)	8.75% (Libor + 7.75%/M)	3/13/2014	36,998	34,327	(2)(25)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
S.B. Restaurant Company	Restaurant owner and operator	Preferred stock (46,690 shares)		4/1/2010	—	—	(2)
		Warrants to purchase up to 257,429 shares of common stock		4/1/2010	—	—	(2)

					—	—

					339,687	329,720		6.24%

Manufacturing
Cambrios Technologies Corporation	Nanotechnology-based solutions for electronic devices and computers	First lien senior secured loan ($1,212 par due 8/2015)	12.00%	8/7/2012	1,212	1,212	(2)
		Warrants to purchase up to 400,000 shares of Series D-4 convertible preferred stock		8/7/2012	—	13	(2)

					1,212	1,225

Component Hardware Group, Inc.	Commercial equipment	First lien senior secured revolving loan ($1,867 par due 7/2019)	5.50% (Libor + 4.50%/M)	7/1/2013	1,867	1,867	(2)(25)
		First lien senior secured loan ($6,838 par due 7/2019)	5.50% (Libor + 4.25%/Q)	7/1/2013	6,838	6,838	(4)(25)
		First lien senior secured loan ($1,306 par due 7/2019)	5.50% (Libor + 4.50%/M)	7/1/2013	1,306	1,306	(4)(25)

					10,011	10,011

Harvey Tool Company, LLC and Harvey Tool Holding, LLC	Cutting tool provider to the metalworking industry	First lien senior secured loan ($4,863 par due 3/2020)	5.75% (Libor + 4.75%/Q)	3/28/2014	4,863	4,863	(2)(25)
		First lien senior secured loan ($12 par due 3/2020)	7.00% (Base Rate + 3.75%/Q)	3/28/2014	12	12	(2)(25)
		Class A membership units (750 units)		3/28/2014	750	958	(2)

					5,625	5,833

Ioxus, Inc.	Energy storage devices	First lien senior secured loan ($10,000 par due 11/2017)	9.00%	4/29/2014	9,674	9,300	(2)
		Warrant to purchase up to 538,314 shares of Series C preferred stock		4/29/2014	—	—	(2)

					9,674	9,300

Mac Lean-Fogg Company	Intelligent transportation systems products in the traffic and rail industries	Senior subordinated loan ($101,763 par due 10/2023)	9.50% Cash, 1.50% PIK	10/31/2013	101,763	101,763	(2)

MWI Holdings, Inc.	Engineered springs, fasteners, and other precision components	First lien senior secured loan ($28,274 par due 3/2019)	9.38% (Libor + 8.13%/Q)	6/15/2011	28,274	28,274	(2)(25)
		First lien senior secured loan ($20,000 par due 3/2019)	9.38% (Libor + 8.13%/Q)	6/15/2011	20,000	20,000	(4)(25)

					48,274	48,274

Niagara Fiber Intermediate Corp.	Insoluble fiber filler products	First lien senior secured revolving loan ($1,881 par due 5/2018)	6.75% (Libor + 5.50%/M)	5/8/2014	1,865	1,806	(2)(25)
		First lien senior secured loan ($15,464 par due 5/2018)	6.75% (Libor + 5.50%/M)	5/8/2014	15,333	14,845	(2)(25)

					17,198	16,651

Pelican Products, Inc.	Flashlights	Second lien senior secured loan ($40,000 par due 4/2021)	9.25% (Libor + 8.25%/Q)	4/11/2014	39,947	40,000	(2)(25)

Protective Industries, Inc. dba Caplugs	Plastic protection products	First lien senior secured loan ($987 par due 10/2019)	6.25% (Libor + 5.25%/M)	11/30/2012	987	987	(2)(25)
		Preferred stock (2,379,361 shares)		5/23/2011	1,298	7,468	(2)

					2,285	8,455

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1,000	—	(2)

SI Holdings, Inc.	Elastomeric parts, mid-sized composite structures, and composite tooling	Common stock (1,500 shares)		5/30/2014	1,500	1,905	(2)

TPTM Merger Corp.	Time temperature indicator products	First lien senior secured loan ($40,216 par due 9/2018)	9.42% (Libor + 8.42%/Q)	9/12/2013	40,216	40,216	(2)(25)
		First lien senior secured loan ($409 par due 9/2018)	4.75% (Libor + 3.75%/Q)	9/12/2013	409	409	(2)(25)
		First lien senior secured loan ($9,950 par due 9/2018)	4.75% (Libor + 3.75%/Q)	9/12/2013	9,950	9,950	(4)(25)

					50,575	50,575

					289,064	293,992		5.56%

Containers—Packaging
GS Pretium Holdings, Inc.	Manufacturer and supplier of high performance plastic containers	Common stock (500,000 shares)		6/2/2014	500	397	(2)

ICSH, Inc.	Industrial container manufacturer, reconditioner and servicer	First lien senior secured revolving loan		8/31/2011	—	—	(2)(27)
		First lien senior secured loan ($25,669 par due 8/2016)	6.75% (Libor + 5.75%/Q)	8/31/2011	25,669	25,669	(2)(25)
		First lien senior secured loan ($23,716 par due 8/2016)	6.75% (Libor + 5.75%/Q)	8/31/2011	23,724	23,716	(2)(25)
		First lien senior secured loan ($53,515 par due 8/2016)	6.75% (Libor + 5.75%/Q)	8/31/2011	53,515	53,515	(3)(25)

					102,908	102,900

Microstar Logistics LLC, Microstar Global Asset Management LLC, and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($142,500 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	142,500	142,500	(2)(25)
		Common stock (50,000 shares)		12/14/2012	3,951	6,595	(2)

					146,451	149,095

					249,859	252,392		4.78%

Oil and Gas
Lonestar Prospects, Ltd.	Sand proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan ($75,187 par due 9/2018)	8.50% (Libor + 6.50% Cash, 1.00% PIK/Q)	9/18/2014	75,187	72,180	(2)(25)

Petroflow Energy Corporation	Oil and gas exploration and production company	First lien senior secured loan ($51,147 par due 7/2017)	12.00% (Libor + 8.00% Cash, 3.00% PIK/Q)	7/31/2014	50,165	47,055	(2)(25)

UL Holding Co., LLC and Universal Lubricants, LLC(6)	Manufacturer and distributor of re-refined oil products	Second lien senior secured loan ($11,136 par due 12/2016)		4/30/2012	8,761	9,187	(2)(24)
		Second lien senior secured loan ($47,233 par due 12/2016)		4/30/2012	37,229	38,967	(2)(24)
		Second lien senior secured loan ($5,496 par due 12/2016)		4/30/2012	4,294	4,534	(2)(24)
		Class A common units (533,351 units)		6/17/2011	4,993	—	(2)
		Class B-5 common units (272,834 units)		6/17/2011	2,491	—	(2)
		Class C common units (758,546 units)		4/25/2008	—	—	(2)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrant to purchase up to 467,575 shares of Class A units		5/2/2014	—	—	(2)
		Warrant to purchase up to 18,639 shares of Class B-1 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 37,277 shares of Class B-2 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 19,277 shares of Class B-3 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 52,263 shares of Class B-5 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 38,792 shares of Class B-6 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 680,649 shares of Class C units		5/2/2014	—	—	(2)

					57,768	52,688

					183,120	171,923		3.25%

Retail
Fulton Holdings Corp.	Airport restaurant operator	First lien senior secured loan ($43,000 par due 5/2018)	8.50%	5/10/2013	43,000	43,000	(2)(14)
		First lien senior secured loan ($40,000 par due 5/2018)	8.50%	5/28/2010	40,000	40,000	(3)(14)
		Common stock (19,672 shares)		5/28/2010	1,461	3,142	(2)

					84,461	86,142

Paper Source, Inc. and Pine Holdings, Inc.	Retailer of fine and artisanal paper products	First lien senior secured loan ($8,863 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/23/2013	8,863	8,863	(2)(25)
		First lien senior secured loan ($9,900 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/23/2013	9,900	9,900	(4)(25)
		Class A common stock (36,364 shares)		9/23/2013	6,000	6,871	(2)

					24,763	25,634

Things Remembered, Inc. and TRM Holdings Corporation	Personalized gifts retailer	First lien senior secured loan ($14,443 par due 5/2018)	8.00% (Libor + 6.50%/Q)	5/24/2012	14,443	12,999	(4)(25)

					123,667	124,775		2.36%

Aerospace and Defense
Cadence Aerospace, LLC (fka PRV Aerospace, LLC)	Aerospace precision components manufacturer	First lien senior secured loan ($4,414 par due 5/2018)	6.50% (Libor + 5.25%/Q)	5/15/2012	4,387	4,414	(4)(25)
		Second lien senior secured loan ($79,657 par due 5/2019)	10.50% (Libor + 9.25%/Q)	5/10/2012	79,657	76,471	(2)(25)

					84,044	80,885

ILC Industries, LLC	Designer and manufacturer of protective cases and technically advanced lighting systems	Second lien senior secured loan ($40,000 par due 7/2021)	9.50% (Libor + 8.50%/Q)	7/15/2014	40,000	40,000	(2)(25)

Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	121	121	(2)
		Common stock (1,885,195 shares)		1/17/2008	2,291	2,341	(2)

					2,412	2,462

					126,456	123,347		2.33%

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Commercial Real Estate Finance
10th Street, LLC and New 10th Street, LLC(7)	Real estate holding company	First lien senior secured loan ($25,065 par due 11/2019)	7.00% Cash, 1.00% PIK	3/31/2014	25,065	25,065	(2)
		Senior subordinated loan ($26,964 par due 11/2019)	7.00% Cash, 1.00% PIK	4/1/2010	26,964	26,964	(2)
		Member interest (10.00% interest)		4/1/2010	594	50,926
		Option (25,000 units)		4/1/2010	25	25

					52,648	102,980

Cleveland East Equity, LLC	Hotel operator	Real estate equity interests		4/1/2010	—	3,544

Commons R-3, LLC	Real estate developer	Real estate equity interests		4/1/2010	—	—

Crescent Hotels & Resorts, LLC and affiliates(7)	Hotel operator	Senior subordinated loan ($2,236 par due 9/2011)	15.00%	4/1/2010	—	—	(2)
		Common equity interest		4/1/2010	—	—

					—	—

NPH, Inc.	Hotel property	Real estate equity interests		4/1/2010	2,140	2,450

					54,788	108,974		2.06%

Automotive Services
CH Hold Corp.	Collision repair company	First lien senior secured loan ($17,661 par due 11/2019)	5.50% (Libor + 4.75%/Q)	7/25/2014	17,661	17,661	(2)(25)

ChargePoint, Inc.	Developer and operator of electric vehicle charging stations	First lien senior secured loan ($10,000 par due 1/2019)	9.75% (Libor + 8.75%/M)	12/24/2014	9,473	9,700	(2)(25)
		Warrant to purchase up to 404,563 shares of Series E preferred stock		12/24/2014	327	327	(2)

					9,800	10,027

Driven Brands, Inc. and Driven Holdings, LLC	Automotive aftermarket car care franchisor	First lien senior secured loan ($984 par due 3/2017)	6.00% (Libor + 5.00%/Q)	1/3/2014	984	984	(2)(25)
		First lien senior secured loan ($8 par due 3/2017)	7.25% (Base Rate + 4.00%/Q)	1/3/2014	8	8	(2)(25)
		Preferred stock (247,500 units)		12/16/2011	2,475	3,088	(2)
		Common stock (25,000 units)		12/16/2011	25	1,492	(2)

					3,492	5,572

Eckler Industries, Inc.	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($4,800 par due 7/2017)	8.25% (Base Rate + 5.00%/Q)	7/12/2012	4,800	4,560	(2)(25)
		First lien senior secured loan ($7,976 par due 7/2017)	7.25% (Libor + 6.00%/Q)	7/12/2012	7,976	7,577	(2)(25)
		First lien senior secured loan ($29,962 par due 7/2017)	7.25% (Libor + 6.00%/Q)	7/12/2012	29,962	28,464	(3)(25)
		Series A preferred stock (1,800 shares)		7/12/2012	1,800	261	(2)
		Common stock (20,000 shares)		7/12/2012	200	—	(2)

					44,738	40,862

EcoMotors, Inc.	Engine developer	First lien senior secured loan ($3,788 par due 10/2016)	10.83%	12/28/2012	3,726	3,788	(2)
		First lien senior secured loan ($4,545 par due 6/2017)	10.83%	12/28/2012	4,449	4,545	(2)
		First lien senior secured loan ($3,146 par due 7/2016)	10.13%	12/28/2012	3,103	3,146	(2)
		Warrant to purchase up to 321,888 shares of Series C preferred stock		12/28/2012	—	43	(2)

					11,278	11,522

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
SK SPV IV, LLC	Collision repair site operators	Series A common units (12,500 units)		8/18/2014	625	1,987	(2)
		Series B common units (12,500 units)		8/18/2014	625	1,987	(2)

					1,250	3,974

TA THI Buyer, Inc. and TA THI Parent, Inc.	Collision repair company	Series A preferred stock (50,000 shares)		7/28/2014	5,000	5,607	(2)

					93,219	95,225		1.80%

Chemicals
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	Warrant to purchase 322,422 shares of Series D preferred stock		3/28/2013	—	6	(2)

K2 Pure Solutions Nocal, L.P.	Chemical producer	First lien senior secured revolving loan ($2,256 par due 8/2019)	8.13% (Libor + 7.13%/M)	8/19/2013	2,256	2,233	(2)(25)
		First lien senior secured loan ($21,231 par due 8/2019)	7.00% (Libor + 6.00%/M)	8/19/2013	21,231	21,019	(2)(25)
		First lien senior secured loan ($39,500 par due 8/2019)	7.00% (Libor + 6.00%/M)	8/19/2013	39,500	39,105	(3)(25)
		First lien senior secured loan ($19,750 par due 8/2019)	7.00% (Libor + 6.00%/M)	8/19/2013	19,750	19,552	(4)(25)

					82,737	81,909

Kinestral Technologies, Inc.	Designer of adaptive, dynamic glass for the commercial and residential markets	First lien senior secured loan ($6,500 par due 8/2017)	10.00%	4/22/2014	6,390	6,500	(2)
		Warrant to purchase up to 325,000 shares of Series A preferred stock		4/22/2014	73	73	(2)

					6,463	6,573

Liquid Light, Inc.	Developer and licensor of process technology for the conversion of carbon dioxide into major chemicals	First lien senior secured loan ($3,000 par due 11/2017)	10.00%	8/13/2014	2,931	2,970	(2)
		Warrant to purchase up to 86,009 shares of Series B preferred stock		8/13/2014	77	74	(2)

					3,008	3,044

					92,208	91,532		1.73%

Environmental Services
RE Community Holdings II, Inc., Pegasus Community Energy, LLC., and MPH Energy Holdings, LP	Operator of municipal recycling facilities	Preferred stock (1,000 shares)		3/1/2011	8,839	—	(2)
		Limited partnership interest (3.13% interest)		1/8/2014	—	—	(2)

					8,839	—

Waste Pro USA, Inc	Waste management services	Second lien senior secured loan ($77,500 par due 10/2020)	8.50% (Libor + 7.50%/Q)	10/15/2014	77,500	77,500	(2)(25)

					86,339	77,500		1.47%

Hotel Services
Castle Management Borrower LLC	Hotel operator	Second lien senior secured loan ($55,000 par due 3/2021)	11.00% (Libor + 10.00%/Q)	10/17/2014	55,000	55,000	(2)(25)

					55,000	55,000		1.04%

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	First lien senior secured loan ($41,000 par due 10/2020)	9.50% (Libor + 8.50%/M)	10/11/2007	41,000	41,000	(2)(25)

CFW Co-Invest, L.P., NCP Curves, L.P. and Curves International Holdings, Inc.	Health club franchisor	Limited partnership interest (4,152,165 shares)		7/31/2012	4,152	3,418	(2)
		Limited partnership interest (2,218,235 shares)		7/31/2012	2,218	1,826	(2)(8)
		Common stock (1,680 shares)		11/12/2014	—	—	(2)(8)

					6,370	5,244

					47,370	46,244		0.88%

Printing, Publishing and Media
Batanga, Inc.	Independent digital media company	First lien senior secured revolving loan ($4,000 par due 12/2015)	10.00%	10/31/2012	4,000	4,000	(2)
		First lien senior secured loan ($6,590 par due 6/2017)	10.60%	10/31/2012	6,590	6,650	(2)

					10,590	10,650

Earthcolor Group, LLC	Printing management services	Limited liability company interests (9.30%)		5/18/2012	—	—

Summit Business Media Parent Holding Company LLC	Business media consulting services	Limited liability company membership interest (22.99% interest)		5/20/2011	—	705	(2)

The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	First lien senior secured loan ($20,454 par due 3/2017)	9.00% (Libor + 7.50%/Q)	3/6/2011	20,454	20,249	(2)(25)
		First lien senior secured loan ($9,500 par due 3/2017)	9.00% (Libor + 7.50%/Q)	3/6/2011	9,500	9,405	(4)(25)
		Preferred stock (10,663 shares)		9/29/2006	1,066	2,827	(2)
		Common stock (15,393 shares)		9/29/2006	3	7	(2)

					31,023	32,488

					41,613	43,843		0.83%

Wholesale Distribution
Flow Solutions Holdings, Inc.	Distributor of high value fluid handling, filtration and flow control products	Second lien senior secured loan ($29,500 par due 10/2018)	11.25% (Base Rate + 8.00%/Q)	12/16/2014	29,500	29,500	(2)(25)

					29,500	29,500		0.56%

Telecommunications
American Broadband Communications, LLC, American Broadband Holding Company, and Cameron Holdings of NC, Inc.	Broadband communication services	Warrants to purchase up to 208 shares		11/7/2007	—	8,423
		Warrants to purchase up to 200 shares		9/1/2010	—	4,457

					—	12,880

Quantance, Inc.	Designer of semiconductor products to the mobile wireless market	First lien senior secured loan ($2,831 par due 9/2016)	10.25%	8/23/2013	2,782	2,831	(2)
		Warrant to purchase up to 130,432 shares of Series D preferred stock		8/23/2013	74	102	(2)

					2,856	2,933

Startec Equity, LLC(7)	Communication services	Member interest		4/1/2010	—	—

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Wilcon Holdings LLC	Communications infrastructure provider	Class A common stock (2,000,000 shares)		12/13/2013	1,829	2,135

					4,685	17,948		0.34%

Computers and Electornics
Powervation Inc. and Powervation Limited(8)	Semiconductor company focused on power control and management	First lien senior secured loan ($3,000 par due 11/2017)	9.04%	11/13/2014	2,883	3,000	(2)
		Warrant to purchase up to 11,531 shares of Series D preferred stock		11/13/2014	—	11	(2)

					2,883	3,011

Zemax, LLC	Provider of optical illumination design software to design engineers	First lien senior secured loan ($2,992 par due 10/2019)	6.50% (Libor + 5.50%/Q)	10/23/2014	2,992	2,992	(2)(25)

					5,875	6,003		0.11%

Food and Beverage
Distant Lands Trading Co.	Coffee manufacturer	Class A common stock (1,294 shares)		4/1/2010	980	706	(2)
		Class A-1 common stock (2,157 shares)		4/1/2010	—	—	(2)

					980	706

					980	706		0.01%

					8,875,095	9,028,379		170.87%

(1)
Other than the Company's investments listed in footnote 7 below (subject to the limitations set forth therein), the Company does not "Control" any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "Investment Company Act"). In general, under the Investment Company Act, the Company would "Control" a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company's portfolio company investments, which as of December 31, 2014 represented 171% of the Company's net assets or 95% of the Company's total assets, are subject to legal restrictions on sales.

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
(6)
As defined in the Investment Company Act, the Company is deemed to be an "Affiliated Person" and "Control" this portfolio company because it owns 5% or more of the portfolio company's outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2014 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to Control) are as follows:

Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
Apple & Eve, LLC and US Juice Partners, LLC	$—	$—	$5,000	$—	$—	$—	$—	$4,344	$(205)
Campus Management Corp. and Campus Management Acquisition Corp.	$—	$—	$—	$—	$—	$—	$—	$—	$6,824
Cast & Crew Payroll, LLC and Centerstage Co-Investors, L.L.C.	$87,089	$27,037	$5,000	$5,590	$1,290	$1,682	$511	$—	$8,614
Crown Health Care Laundry Services, Inc. and Crown Laundry Holdings, LLC	$28,550	$784	$—	$1,684	$590	$—	$120	$—	$276
CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings LLC	$702	$702	$2,543	$3	$—	$—	$33	$6,736	$(2,113)
The Dwyer Group	$14,418	$46,377	$—	$2,772	$60	$2,279	$179	$21,141	$(11,791)
ELC Acquisition Corp. and ELC Holdings Corporation	$—	$—	$11,737	$—	$—	$1,448	$—	$5,938	$(1,345)
Insight Pharmaceuticals Corporation	$—	$19,187	$12,070	$1,765	$—	$—	$—	$33,076	$(2,544)
Investor Group Services, LLC	$—	$—	$—	$—	$—	$199	$—	$90	$(8)
Multi-Ad Services, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$364
Soteria Imaging Services, LLC	$—	$—	$—	$—	$—	$—	$—	$60	$—
VSS-Tranzact Holdings, LLC	$—	$—	$10,204	$—	$—	$—	$—	$5,057	$4,967
UL Holding Co., LLC	$—	$4,000	$—	$—	$—	$—	$—	$—	$15,041
(7)
As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" and "Control" this portfolio company because it owns more than 25% of the portfolio company's outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2014 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are as follows:

Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
10th Street, LLC and New 10th Street, LLC	$24,895	$—	$—	$4,002	$455	$—	$—	$—	$43,669
AllBridge Financial, LLC	$—	$3,937	$—	$—	$—	$382	$—	$—	$23
Callidus Capital Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$(11)
Ciena Capital LLC	$—	$14,000	$—	$3,769	$—	$—	$—	$—	$12,981
Citipostal Inc.	$—	$70,270	$—	$60	$—	$—	$17	$(21,047)	$25,270
Crescent Hotels & Resorts, LLC and affiliates	$—	$—	$—	$151	$—	$42	$—	$—	$—
HCI Equity, LLC	$—	$112	$—	$—	$—	$89	$—	$—	$175
HCP Acquisition Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
Hot Light Brands, Inc.	$—	$90	$—	$—	$—	$—	$—	$164	$(163)
Ivy Hill Asset Management, L.P.	$—	$—	$—	$—	$—	$50,000	$—	$—	$(21,029)
MVL Group, Inc.	$—	$30,040	$—	$—	$—	$—	$—	$(27,709)	$27,781
Orion Foods, LLC	$3,450	$56,342	$—	$4,143	$—	$—	$646	$1,624	$(6,743)
Pillar Processing LLC, PHL Investors, Inc., and PHL Holding Co.	$—	$9,844	$—	$—	$—	$—	$—	$(6,592)	$6,522
Senior Secured Loan Fund LLC*	$463,626	$174,325	$—	$275,036	$38,997	$—	$30,669	$—	$4,340
Startec Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
The Step2 Company, LLC	$4,500	$—	$—	$3,058	$—	$—	$—	$—	$(17,127)
The Thymes, LLC	$—	$840	$4,014	$—	$—	$158	$—	$9,753	$(6,212)

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

(10)
In the first quarter of 2011, the staff of the Securities and Exchange Commission (the "Staff") informally communicated to certain business development companies ("BDCs") the Staff's belief that certain entities, which would be classified as an "investment company" under the Investment Company Act but for the exception from the definition of "investment company" set forth in Rule 3a-7 promulgated under the Investment Company Act, could not be treated as eligible portfolio companies (as defined in Section 2(a)(46) under Investment Company Act) (i.e. not eligible to included in a BDC's 70% "qualifying assets" basket). Subsequently, in August 2011 the Securities and Exchange Commission issued a concept release (the "Concept Release") which stated that "[a]s a general matter, the Commission presently does not believe that Rule 3a-7 issuers are the type of small, developing and financially troubled businesses in which the U.S. Congress intended BDCs primarily to invest" and requested comment on whether or not a 3a-7 issuer should be considered an "eligible portfolio company". The Company provided a comment letter in respect of the Concept Release and continues to believe that the language of Section 2(a)(46) of the Investment Company Act permits a BDC to treat as "eligible portfolio companies" entities that rely on the 3a-7 exception. However, given the current uncertainty in this area (including the language in the Concept Release) and subsequent discussions with the Staff, the Company has, solely for purposes of calculating the composition of its portfolio pursuant to Section 55(a) of the Investment Company Act, identified such entities, which include the SSLP, as "non-qualifying assets" should the Staff ultimately disagree with the Company's position.

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

(12)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $87 million aggregate principal amount of a "first out" tranche of the portfolio company's senior term debt previously syndicated by the Company into "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(13)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.00% on $68 million aggregate principal amount of a "first out" tranche of the portfolio company's senior term debt previously syndicated by the Company into "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(14)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 6.00% on $11 million aggregate principal amount of a "first out" tranche of the portfolio company's senior term debt previously syndicated by the Company into "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(15)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.25% on $53 million aggregate principal amount of a "first out" tranche of the portfolio company's senior term debt previously syndicated by the Company into "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(16)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.00% on $48 million aggregate principal amount of a "first out" tranche of the portfolio company's senior term debt previously syndicated by the Company into "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(17)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.13% on $54 million aggregate principal amount of a "first out" tranche of the portfolio company's senior term debt previously syndicated by the Company into "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(18)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.13% on $16 million aggregate principal amount of a "first out" tranche of the portfolio company's first lien senior secured loans, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(19)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.75% on $24 million aggregate principal amount of a "first out" tranche of the portfolio company's first lien senior secured loans, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(20)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.00% on $21 million aggregate principal amount of a "first out" tranche of the portfolio company's first lien senior secured loans, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(21)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $87 million aggregate principal amount of a "first out" tranche of the portfolio company's first lien senior secured loans, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(22)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.55% on $28 million aggregate principal amount of a "first out" tranche of the portfolio company's first lien senior secured loans, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

(23)
The Company is entitled to receive a fixed fee upon the occurrence of certain events as defined in the credit agreement governing the Company's debt investment in the portfolio company. The fair value of such fee is included in the fair value of the debt investment.

(24)
Loan was on non-accrual status as of December 31, 2014.

(25)
Loan includes interest rate floor feature.

(26)
In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SSLP's loan portfolio, which may result in a return to the Company greater than the contractual stated interest rate.

(27)
As of December 31, 2014, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

(28)
As of December 31, 2014, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

(29)
As of December 31, 2014, no amounts were funded by the Company under this letter of credit facility; however, there were letters of credit issued and outstanding through a financial intermediary under the letter of credit facility. See Note 7 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

 ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2013
(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
CIC Flex, LP(9)	Investment partnership	Limited partnership units (0.94 units)		9/7/2007	$867	$2,851	(2)

Covestia Capital Partners, LP(9)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	826	1,177	(2)

Dynamic India Fund IV, LLC(9)	Investment company	Member interest (5.44% interest)		4/1/2010	4,822	3,285

HCI Equity, LLC(7)(8)(9)	Investment company	Member interest (100.00% interest)		4/1/2010	112	334

Imperial Capital Private Opportunities, LP(9)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	3,315	10,231	(2)

Partnership Capital Growth Fund I, L.P.(9)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	1,411	3,939	(2)

Partnership Capital Growth Investors III, L.P.(9)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	2,804	2,588	(2)

Piper Jaffray Merchant Banking Fund I, L.P.(9)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	632	563	(2)

Senior Secured Loan Fund LLC(7)(10)	Co-investment vehicle	Subordinated certificates ($1,745,192 par due 12/2024)	8.24% (Libor + 8.00%/Q)(26)	10/30/2009	1,745,192	1,771,369
		Membership interest (87.50% interest)		10/30/2009	—	—

					1,745,192	1,771,369

VSC Investors LLC(9)	Investment company	Membership interest (1.95% interest)		1/24/2008	745	1,211	(2)

					1,760,726	1,797,548		36.65%

Healthcare—Services
Alegeus Technologies Holdings Corp.	Benefits administration and transaction processing provider	Preferred stock (2,997 shares)		12/13/2013	3,087	3,087
		Common stock (3 shares)		12/13/2013	3	3

					3,090	3,090

American Academy Holdings, LLC	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	First lien senior secured revolving loan ($2,250 par due 3/2019)	6.00% (Libor + 5.00%/Q)	3/18/2011	2,250	2,250	(2)(25)
		First lien senior secured loan ($56,236 par due 3/2019)	6.00% (Libor + 5.00%/Q)	3/18/2011	56,236	56,236	(3)(25)
		First lien senior secured loan ($4,651 par due 3/2019)	6.00% (Libor + 5.00%/Q)	3/18/2011	4,651	4,651	(4)(25)

					63,137	63,137

ATI Phyiscal Therapy Holdings, LLC	Outpatient rehabilitation services provider	Class C common stock (51,005 shares)		12/13/2013	53	53

AxelaCare Holdings, Inc. and AxelaCare Investment Holdings, L.P.	Provider of home infusion services	First lien senior secured loan ($4,458 par due 4/2019)	5.75% (Libor + 4.50%/Q)	4/12/2013	4,458	4,458	(2)(25)
		Preferred units (8,218,160 units)		4/12/2013	822	855	(2)
		Common units (83,010 units)		4/12/2013	8	9	(2)

					5,288	5,322

California Forensic Medical Group, Incorporated	Correctional facility healthcare operator	First lien senior secured loan ($53,640 par due 11/2018)	9.25% (Libor + 8.00%/Q)	11/16/2012	53,640	53,640	(3)(25)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
CCS Group Holdings, LLC	Correctional facility healthcare operator	Class A units (601,937 units)		8/19/2010	602	1,546	(2)

CT Technologies Intermediate Holdings, Inc. and CT Technologies Holdings LLC(6)	Healthcare analysis services provider	Class A common stock (9,679 shares)		6/15/2007	2,543	4,014	(2)
		Class C common stock (1,546 shares)		6/15/2007	—	641	(2)

					2,543	4,655

Dialysis Newco, Inc.	Dialysis provider	First lien senior secured loan ($15,509 par due 8/2020)	5.25% (Libor + 4.25%/Q)	8/16/2013	15,509	15,509	(2)(25)
		Second lien senior secured loan ($56,500 par due 2/2021)	9.75% (Libor + 8.50%/Q)	8/16/2013	56,500	56,500	(2)(25)

					72,009	72,009

Genocea Biosciences, Inc.	Vaccine discovery technology company	First lien senior secured loan ($10,000 par due 4/2017)	8.00%	9/30/2013	9,805	10,000	(2)
		Warrant to purchase up to 689,655 shares of Series C convertible preferred stock		9/30/2013	—	—	(2)

					9,805	10,000

GI Advo Opco, LLC	Behavioral treatment services provider	First lien senior secured loan ($15,005 par due 6/2017)	6.00% (Libor + 4.75%/Q)	12/13/2013	15,448	15,455	(25)
		First lien senior secured loan ($13 par due 6/2017)	7.00% (Base Rate + 3.75%/Q)	12/13/2013	13	13	(25)

					15,461	15,468

INC Research Mezzanine Co-Invest, LLC	Pharmaceutical and biotechnology consulting services	Common units (1,410,000 units)		9/27/2010	1,512	1,758	(2)

Intermedix Corporation	Revenue cycle management provider to the emergency healthcare industry	Second lien senior secured loan ($112,000 par due 6/2019)	10.25% (Libor + 9.00%/Q)	12/27/2012	112,000	112,000	(2)(25)

JHP Group Holdings, Inc.	Manufacturer of speciality pharmaceutical products	Series A preferred stock (1,000,000 shares)	6.00% PIK	2/19/2013	272	2,673	(2)

LM Acquisition Holdings, LLC(8)	Developer and manufacturer of medical equipment	Class A units (426 units)		9/27/2013	1,000	1,195	(2)

Magnacare Holdings, Inc., Magnacare Administrative Services, LLC, and Magnacare, LLC	Healthcare professional provider	First lien senior secured loan ($134,115 par due 3/2018)	9.00% (Libor + 8.00%/Q)	9/15/2010	134,721	135,457	(2)(25)
		First lien senior secured loan ($56,134 par due 3/2018)	9.00% (Libor + 8.00%/Q)	9/15/2010	56,134	56,695	(3)(25)
		First lien senior secured loan ($4,668 par due 3/2018)	9.00% (Libor + 8.00%/Q)	3/6/2012	4,668	4,715	(4)(25)

					195,523	196,867

Monte Nido Holdings, LLC	Outpatient eating disorder treatment provider	First lien senior secured loan ($44,750 par due 12/2019)	7.75% (Libor + 6.75%/Q)	12/20/2013	44,750	44,750	(2)(19)(25)

MW Dental Holding Corp.	Dental services provider	First lien senior secured revolving loan ($4,500 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	4,500	4,500	(2)(25)
		First lien senior secured loan ($12,582 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	12,582	12,582	(2)(25)
		First lien senior secured loan ($12,460 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	12,460	12,460	(2)(25)
		First lien senior secured loan ($48,757 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	48,757	48,757	(3)(25)
		First lien senior secured loan ($9,800 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	9,800	9,800	(4)(25)

					88,099	88,099

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Napa Management Services Corporation	Anesthesia management services provider	First lien senior secured loan ($23,496 par due 4/2018)	6.50% (Libor + 5.25%/Q)	4/15/2011	23,496	23,496	(2)(25)
		First lien senior secured loan ($33,266 par due 4/2018)	6.50% (Libor + 5.25%/Q)	4/15/2011	33,203	33,266	(3)(25)
		Common units (5,000 units)		4/15/2011	5,000	8,896	(2)

					61,699	65,658

National Healing Corporation and National Healing Holding Corp.	Wound care service and equipment provider	Second lien senior secured loan ($10,000 par due 2/2020)	9.25% (Libor + 8.00%/S)	12/13/2013	10,297	10,301	(25)
		Preferred stock (869,565 shares)		12/13/2013	1,296	1,296

					11,593	11,597

Netsmart Technologies, Inc. and NS Holdings, Inc.	Healthcare technology provider	First lien senior secured loan ($2,833 par due 12/2017)	7.25% (Libor + 6.00%/Q)	12/18/2012	2,833	2,833	(2)(17)(25)
		First lien senior secured loan ($36,259 par due 12/2017)	7.25% (Libor + 6.00%/Q)	12/18/2012	36,259	36,259	(2)(17)(25)
		Common stock (2,500,000 shares)		6/21/2010	2,500	2,710	(2)

					41,592	41,802

New Trident Holdcorp, Inc.	Outsourced mobile diagnostic healthcare service provider	Second lien senior secured loan ($80,000 par due 7/2020)	10.25% (Libor +9.00%/Q)	8/6/2013	78,465	80,000	(2)(25)

OmniSYS Acquisition Corporation, OmniSYS, LLC, and OSYS Holdings, LLC	Provider of technology-enabled solutions to pharmacies	First lien senior secured loan ($21,000 par due 11/2018)	8.50% (Libor + 7.50%/Q)	11/21/2013	21,000	21,000	(2)(25)
		Limited liability company membership interest (1.57% interest)		11/21/2013	1,000	1,000	(2)

					22,000	22,000

PerfectServe, Inc.	Communications software platform provider for hospitals and physician practices	First lien senior secured loan ($3,500 par due 4/2017)	10.00%	12/26/2013	3,465	3,500
		Warrants to purchase up to 34,113 units of Series C preferred stock		12/26/2013	—	50

					3,465	3,550

PG Mergersub, Inc. and PGA Holdings, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Second lien senior secured loan ($2,368 par due 10/2018)	8.25% (Libor + 7.00%/Q)	4/19/2012	2,439	2,376	(25)
		Second lien senior secured loan ($21,316 par due 10/2018)	8.25% (Libor + 7.00%/Q)	4/19/2012	21,316	21,380	(2)(25)
		Preferred stock (333 shares)		3/12/2008	125	16	(2)
		Common stock (16,667 shares)		3/12/2008	167	825	(2)

					24,047	24,597

Physiotherapy Associates Holdings, Inc.	Outpatient rehabilitation physical therapy provider	Class A common stock (100,000 shares)		12/13/2013	3,090	3,090

POS I Corp. (fka Vantage Oncology, Inc.)	Radiation oncology care provider	Common stock (62,157 shares)		2/3/2011	4,670	1,375	(2)

RCHP, Inc.	Operator of general acute care hospitals	First lien senior secured loan ($14,887 par due 11/2018)	7.00% (Libor + 5.75%/Q)	11/4/2011	14,888	14,664	(2)(25)
		First lien senior secured loan ($60,518 par due 11/2018)	7.00% (Libor + 5.75%/Q)	11/4/2011	60,496	59,611	(3)(25)
		Second lien senior secured loan ($85,000 par due 5/2019)	11.50% (Libor + 10.00%/Q)	11/4/2011	85,000	85,000	(2)(25)

					160,384	159,275

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Reed Group, Ltd.	Medical disability management services provider	Equity interests		4/1/2010	—	—	(2)

Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	First lien senior secured loan ($3,800 par due 7/2015)	11.00%	6/28/2012	3,787	3,800	(2)
		Warrants to purchase up to 99,094 shares of Series C preferred stock		6/26/2012	38	29	(2)

					3,825	3,829

Sage Products Holdings III, LLC	Patient infection control and preventive care solutions provider	Second lien senior secured loan ($75,000 par due 6/2020)	9.25% (Libor + 8.00%/Q)	12/13/2012	75,000	75,000	(2)(25)

Sorbent Therapeutics, Inc.	Orally-administered drug developer	First lien senior secured loan ($6,500 par due 9/2016)	10.25%	4/23/2013	6,500	6,500	(2)
		Warrant to purchase up to 727,272 shares of Series C preferred stock		4/23/2013	—	25	(2)

					6,500	6,525

Soteria Imaging Services, LLC(6)	Outpatient medical imaging provider	Preferred member units (1,823,179 units)		4/1/2010	—	—

SurgiQuest, Inc.	Medical device company	First lien senior secured loan ($6,281 par due 10/2017)	10.00%	9/28/2012	6,133	6,281	(2)
		First lien senior secured loan ($2,000 par due 10/2017)	10.69%	9/28/2012	1,953	2,000	(2)
		Warrants to purchase up to 54,672 shares of Series D-4 convertible preferred stock		9/28/2012	—	—	(2)

					8,086	8,281

U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	First lien senior secured loan ($30,000 par due 12/2019)	6.00% (Libor + 5.00%/Q)	12/31/2013	30,000	30,000	(2)(25)

Young Innovations, Inc.	Dental supplies and equipment manufacturer	First lien senior secured loan ($9,697 par due 1/2019)	5.75% (Libor + 4.50%/Q)	1/31/2013	9,697	9,697	(3)(25)
		First lien senior secured loan ($32 par due 1/2019)	6.75% (Base Rate + 3.50%/Q)	1/31/2013	32	32	(3)(25)
		First lien senior secured loan ($13,304 par due 1/2019)	5.75% (Libor + 4.50%/Q)	1/31/2013	13,304	13,304	(4)(25)
		First lien senior secured loan ($44 par due 1/2019)	6.75% (Base Rate + 3.50%/Q)	1/31/2013	44	44	(4)(25)

					23,077	23,077

					1,226,277	1,235,918		25.20%

Business Services
2329497 Ontario Inc.(8)	Provider of outsourced data center infrastructure and related services	Second lien senior secured loan ($42,480 par due 6/2019)	10.50% (Libor + 9.25%/M)	12/13/2013	43,551	43,603	(25)

Access CIG, LLC	Records and information management services provider	First lien senior secured loan ($992 par due 10/2017)	7.00% (Libor + 5.75%/M)	10/5/2012	992	992	(2)(25)

BluePay Processing, Inc.	Technology-enabled payment processing solutions provider	First lien senior secured loan ($6,000 par due 8/2019)	5.00% (Libor + 4.00%/Q)	8/30/2013	6,000	6,000	(2)(25)

Cast & Crew Payroll, LLC and Centerstage Co-Investors, L.L.C.(6)	Payroll and accounting services provider to the entertainment industry	First lien senior secured loan ($18,107 par due 12/2017)	7.25% (Libor + 6.25%/Q)	12/24/2012	18,107	18,107	(2)(18)(25)
		First lien senior secured loan ($45,267 par due 12/2017)	7.25% (Libor + 6.25%/Q)	12/24/2012	45,267	45,267	(3)(18)(25)
		Class A membership units (2,500,000 units)		12/24/2012	2,500	4,021	(2)
		Class B membership units (2,500,000 units)		12/24/2012	2,500	4,021	(2)

					68,374	71,416

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
CIBT Investment Holdings, LLC	Expedited travel document processing services	Class A shares (2,500 shares)		12/15/2011	2,500	3,658	(2)

CitiPostal Inc.(7)	Document storage and management services	First lien senior secured revolving loan ($3,500 par due 12/2014)	6.50% (Libor + 4.50%/M)	4/1/2010	3,500	3,500	(2)(25)
		First lien senior secured loan ($53,731 par due 12/2014)		4/1/2010	53,731	41,501	(2)(24)
		Senior subordinated loan ($20,193 par due 12/2015)		4/1/2010	13,038	—	(2)(24)
		Common stock (37,024 shares)		4/1/2010	—	—

					70,269	45,001

Command Alkon, Inc.	Software solutions provider to the ready-mix concrete industry	Second lien senior secured loan ($10,000 par due 3/2018)	8.75% (Libor + 7.50%/M)	9/28/2012	10,000	10,000	(2)(25)
		Second lien senior secured loan ($34,000 par due 5/2019)	8.75% (Libor + 7.50%/Q)	9/28/2012	34,000	34,000	(2)(25)

					44,000	44,000

Coverall North America, Inc.	Commercial janitorial services provider	Letter of credit facility		1/17/2013	—	—	(2)(29)

eCommerce Industries, Inc.	Business critical enterprise resource planning software provider	First lien senior secured loan ($19,936 par due 10/2016)	8.00% (Libor + 6.75%/Q)	12/13/2013	19,936	20,217	(22)(25)

HCPro, Inc. and HCP Acquisition Holdings, LLC(7)	Healthcare compliance advisory services	Senior subordinated loan ($9,004 par due 8/2014)		3/5/2013	2,692	—	(2)(24)
		Class A units (14,293,110 units)		6/26/2008	12,793	—	(2)

					15,485	—

IfByPhone Inc.	Voice-based marketing automation software provider	First lien senior secured loan ($1,533 par due 11/2015)	11.00%	10/15/2012	1,490	1,533	(2)
		First lien senior secured loan ($833 par due 1/2016)	11.00%	10/15/2012	833	833	(2)
		Warrant to purchase up to 124,300 shares of Series C preferred stock		10/15/2012	88	64	(2)

					2,411	2,430

Investor Group Services, LLC(6)	Business consulting for private equity and corporate clients	Limited liability company membership interest (8.5% interest)		6/22/2006	—	633

IronPlanet, Inc.	Online auction platform provider for used heavy equipment	First lien senior secured revolving loan ($5,000 par due 9/2015)	8.00%	9/24/2013	5,000	5,000	(2)
		First lien senior secured loan ($7,500 par due 7/2017)	9.25%	9/24/2013	7,155	7,275	(2)
		Warrant to purchase to up to 133,333 shares of Series C preferred stock		9/24/2013	214	246	(2)

					12,369	12,521

ISS #2, LLC	Provider of repairs, refurbishments and services to the broader industrial end user markets	First lien senior secured loan ($14,950 par due 6/2018)	6.50% (Libor + 5.50%/Q)	6/5/2013	14,950	14,950	(2)(25)
		First lien senior secured loan ($44,775 par due 6/2018)	6.50% (Libor + 5.50%/Q)	6/5/2013	44,775	44,775	(3)(25)

					59,725	59,725

Itel Laboratories, Inc.	Data services provider for building materials to property insurance industry	Preferred units (1,798,391 units)		6/29/2012	1,000	995	(2)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Keynote Systems, Inc. and Hawaii Ultimate Parent Corp., Inc.	Web and mobile cloud performance testing and monitoring services provider	First lien senior secured loan ($164,587 par due 2/2020)	9.50% (Libor + 8.50%/Q)	8/22/2013	164,587	164,587	(2)(25)
		Class A common stock (2,970 shares)		8/22/2013	2,970	3,429	(2)
		Class B common stock (1,956,522 shares)		8/22/2013	30	35	(2)

					167,587	168,051

Market Track Holdings, LLC	Business media consulting services company	Preferred stock (1,500 shares)		12/13/2013	1,982	1,982
		Common stock (15,000 shares)		12/13/2013	1,982	1,982

					3,964	3,964

MSC.Software Corporation and Maximus Holdings, LLC	Provider of software simulation tools and related services	First lien senior secured loan ($42,750 par due 11/2017)	8.50% (Libor + 7.25%/Q)	12/13/2013	44,015	44,033	(21)(25)
		Warrants to purchase up to 1,050,013 shares of common stock		12/13/2013	424	424

					44,439	44,457

Multi-Ad Services, Inc.(6)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	788	1,754
		Common units (1,725,280 units)		4/1/2010	—	—

					788	1,754

MVL Group, Inc.(7)	Marketing research provider	Junior subordinated loan ($185 par due 7/2012)		4/1/2010	—	—	(2)(24)
		Senior subordinated loan ($33,337 par due 7/2012)		4/1/2010	30,265	2,485	(2)(24)
		Common stock (560,716 shares)		4/1/2010	—	—	(2)

					30,265	2,485

NComputing, Inc.	Desktop virtualization hardware and software technology service provider	First lien senior secured loan ($6,500 par due 7/2016)	10.50%	3/20/2013	6,500	6,695	(2)
		Warrant to purchase up to 462,726 shares of Series C preferred stock		3/20/2013	—	56	(2)

					6,500	6,751

Pillar Processing LLC, PHL Investors, Inc., and PHL Holding Co.(6)	Mortgage services	First lien senior secured loan ($4,658 par due 11/2018)		7/31/2008	3,982	3,321	(2)(24)
		First lien senior secured loan ($7,375 par due 5/2019)		11/20/2007	5,862	—	(2)(24)
		Class A common stock (576 shares)		7/31/2012	3,768	—	(2)

					13,612	3,321

Platform Acquisition, Inc.	Data center and managed cloud services provider	Common stock (48,604 shares)		12/13/2013	7,536	7,536

Powersport Auctioneer Holdings, LLC	Powersport vehicle auction operator	Common units (1,972 units)		3/2/2012	1,000	879	(2)

PSSI Holdings, LLC	Provider of mission-critical outsourced cleaning and sanitation services to the food processing industry	First lien senior secured loan ($1,000 par due 6/2018)	6.00% (Libor + 5.00%/Q)	8/7/2013	1,000	1,000	(2)(25)

R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	154	(2)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Rainstor, Inc.	Database solutions provider	First lien senior secured loan ($2,800 par due 4/2016)	11.25%	3/28/2013	2,735	2,800	(2)
		Warrant to purchase up to 142,210 shares of Series C preferred stock		3/28/2013	88	70	(2)

					2,823	2,870

TOA Technologies, Inc.	Cloud based, mobile workforce management applications provider	First lien senior secured loan ($12,567 par due 11/2016)	10.25%	10/31/2012	12,124	12,567	(2)
		Warrant to purchase up to 2,509,770 shares of Series D preferred stock		10/31/2012	605	1,201	(2)

					12,729	13,768

Tripwire, Inc.	IT security software provider	First lien senior secured loan ($74,684 par due 5/2018)	7.50% (Libor + 6.25%/Q)	5/23/2011	74,684	74,684	(2)(25)
		First lien senior secured loan ($10,266 par due 5/2018)	7.50% (Libor + 6.25%/Q)	5/23/2011	10,266	10,266	(2)(25)
		First lien senior secured loan ($49,875 par due 5/2018)	7.50% (Libor + 6.25%/Q)	5/23/2011	49,875	49,875	(3)(25)
		First lien senior secured loan ($9,975 par due 5/2018)	7.50% (Libor + 6.25%/Q)	5/23/2011	9,975	9,975	(4)(25)
		Class B common stock (2,655,638 shares)		5/23/2011	30	84	(2)
		Class A common stock (2,970 shares)		5/23/2011	2,970	8,315	(2)

					147,800	153,199

Venturehouse-Cibernet Investors, LLC	Financial settlement services for intercarrier wireless roaming	Equity interest		4/1/2010	—	—	(2)

VSS-Tranzact Holdings, LLC(6)	Management consulting services	Common membership interest (5.98% interest)		10/26/2007	10,204	5,236

VTE Holdings Corp.	Hosted enterprise resource planning application management services provider	Common units (1,500,000 units)		12/13/2013	3,862	3,862

Worldpay (UK) Limited, Worldpay ECommerce Limited, Ship US Bidco, Inc., Ship Investor & Cy S.C.A.(8)	Payment processing company	First lien senior secured loan ($5,341 par due 10/2017)	6.00% (Libor + 4.75%/Q)	12/13/2013	5,432	5,394	(25)
		Common stock (936,693 shares)		12/13/2013	2,698	2,732

					8,130	8,126

X Plus Two Solutions, Inc. and X Plus One Solutions, Inc.	Provider of open and integrated software for digital marketing optimization	First lien senior secured revolving loan ($8,600 par due 9/2014)	8.50%	4/1/2013	8,600	8,600	(2)
		First lien senior secured loan ($7,000 par due 3/2017)	10.00%	4/1/2013	6,645	6,860	(2)
		Warrant to purchase up to 999,167 shares of Series C preferred stock		4/1/2013	284	299	(2)

					15,529	15,759

					824,630	754,363		15.38%

Services—Other
Capital Investments and Ventures Corp.	SCUBA diver training and certification provider	First lien senior secured loan ($24,512 par due 8/2018)	7.00% (Libor + 5.75%/Q)	8/9/2012	24,512	24,512	(3)(25)
		First lien senior secured loan ($8,719 par due 8/2018)	7.00% (Libor + 5.75%/Q)	8/9/2012	8,719	8,719	(4)(25)

					33,231	33,231

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Community Education Centers, Inc.	Offender re-entry and in-prison treatment services provider	First lien senior secured loan ($14,286 par due 12/2014)	6.25% (Libor + 5.25%/Q)	12/10/2010	14,286	14,286	(2)(15)(25)
		Second lien senior secured loan ($35,283 par due 12/2015)	15.24% (Libor + 10.00% Cash, 5.00% PIK/Q)	12/10/2010	35,283	34,225	(2)
		Second lien senior secured loan ($10,649 par due 12/2015)	15.26% (Libor + 10.00% Cash, 5.00% PIK/Q)	12/10/2010	10,649	10,330	(2)
		Warrants to purchase up to 654,618 shares		12/10/2010	—	979	(2)

					60,218	59,820

Competitor Group, Inc. and Calera XVI, LLC	Endurance sports media and event operator	First lien senior secured revolving loan ($2,850 par due 11/2018)	10.00% (Base Rate + 6.75%/Q)	11/30/2012	2,850	2,508	(2)(25)
		First lien senior secured revolving loan ($900 par due 11/2018)	9.00% (Libor + 7.75%/Q)	11/30/2012	900	792	(2)(25)
		First lien senior secured loan ($24,380 par due 11/2018)	10.00% (Libor + 7.75% Cash, 1.00% PIK /Q)	11/30/2012	24,380	21,454	(2)(25)
		First lien senior secured loan ($29,853 par due 11/2018)	10.00% (Libor + 7.75% Cash, 1.00% PIK /Q)	11/30/2012	29,853	26,271	(3)(25)
		Membership units (2,500,000 units)		11/30/2012	2,513	17	(2)(9)

					60,496	51,042

Fox Hill Holdings, Inc.	Third party claims administrator on behalf of insurance carriers	First lien senior secured loan ($7,442 par due 6/2018)	6.75% (Libor + 5.75%/Q)	10/31/2013	7,442	7,442	(2)(25)
		First lien senior secured loan ($39 par due 6/2018)	8.00% (Base Rate + 4.75%/Q)	10/31/2013	39	39	(2)(25)

					7,481	7,481

GHS Interactive Security, LLC and LG Security Holdings, LLC	Originates residential security alarm contracts	First lien senior secured loan ($2,091 par due 5/2018)	7.50% (Libor + 6.00%/Q)	12/13/2013	2,153	2,153	(25)
		Class A membership units (1,560,000 units)		12/13/2013	1,607	1,607

					3,760	3,760

Massage Envy, LLC	Franchisor in the massage industry	First lien senior secured loan ($29,177 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	29,177	29,177	(2)(25)
		First lien senior secured loan ($49,291 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	49,291	49,291	(3)(25)
		Common stock (3,000,000 shares)		9/27/2012	3,000	3,532	(2)

					81,468	82,000

McKenzie Sports Products, LLC	Designer, manufacturer, and distributor of hunting-related supplies and supplies	First lien senior secured loan ($8,140 par due 3/2017)	5.75% (Libor + 4.75%/M)	3/30/2012	8,140	8,140	(2)(25)
		First lien senior secured loan ($9,302 par due 3/2017)	5.75% (Libor + 4.75%/M)	3/30/2012	9,302	9,302	(4)(25)

					17,442	17,442

PODS Funding Corp. II	Storage and warehousing	First lien senior secured loan ($35,897 par due 12/2018)	7.00% (Libor + 6.00%/Q)	12/19/2013	35,897	35,897	(25)

Spin HoldCo Inc.	Laundry service and equipment provider	Second lien senior secured loan ($140,000 par due 5/2020)	9.00% (Libor + 7.75%/Q)	5/14/2013	140,000	140,000	(2)(25)

The Dwyer Group(6)	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($25,686 par due 6/2018)	12.00% Cash, 1.50% PIK	12/22/2010	25,686	25,686	(2)
		Series A preferred units (13,292,377 units)	8.00% PIK	12/22/2010	6,859	18,650	(2)

					32,545	44,336

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
United Road Towing, Inc.	Towing company	Warrants to purchase up to 607 shares		4/1/2010	—	—

Wash Multifamily Laundry Systems, LLC	Laundry service and equipment provider	Second lien senior secured loan ($78,000 par due 2/2020)	9.75% (Libor + 8.50%/Q)	6/26/2012	78,000	78,000	(2)(25)

					550,538	553,009		11.28%

Education
Campus Management Corp. and Campus Management Acquisition Corp.(6)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10,520	3,337	(2)

ELC Acquisition Corp., ELC Holdings Corporation, and Excelligence Learning Corporation(6)	Developer, manufacturer and retailer of educational products	Preferred stock (99,492 shares)	12.00% PIK	8/1/2011	10,286	10,286	(2)
		Common stock (50,800 shares)		8/1/2011	—	1,345	(2)

					10,286	11,631

Infilaw Holding, LLC	Operator of for-profit law schools	First lien senior secured revolving loan		8/25/2011	—	—	(2)(27)
		First lien senior secured loan ($1 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	1	1	(2)(25)
		First lien senior secured loan ($14,362 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	14,362	14,362	(3)(25)
		Series A preferred units (124,890 units)	9.50% (Libor + 8.50%/Q)	8/25/2011	124,890	124,890	(2)(25)
		Series B preferred units (3.91 units)		10/19/2012	9,245	11,060	(2)

					148,498	150,313

Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	First lien senior secured loan ($39,459 par due 6/2015)		4/24/2013	39,385	35,514	(3)(24)
		First lien senior secured loan ($14,774 par due 6/2015)		4/24/2013	14,746	13,297	(4)(24)
		Series B preferred stock (1,750,000 shares)		8/5/2010	5,000	—	(2)
		Series C preferred stock (2,512,586 shares)		6/7/2010	689	—	(2)
		Common stock (20 shares)		6/7/2010	—	—	(2)

					59,820	48,811

Lakeland Tours, LLC	Educational travel provider	First lien senior secured revolving loan		10/4/2011	—	—	(2)(27)
		First lien senior secured loan ($83,140 par due 12/2016)	8.50% (Libor + 7.50%/Q)	10/4/2011	83,067	83,131	(2)(14)(25)
		First lien senior secured loan ($1,585 par due 12/2016)	5.25% (Libor + 4.25%/Q)	10/4/2011	1,585	1,585	(2)(25)
		First lien senior secured loan ($40,362 par due 12/2016)	8.50% (Libor + 7.50%/Q)	10/4/2011	40,277	40,362	(3)(14)(25)
		First lien senior secured loan ($8,297 par due 12/2016)	5.25% (Libor + 4.25%/Q)	10/4/2011	8,280	8,297	(3)(25)
		Common stock (5,000 shares)		10/4/2011	5,000	5,117	(2)

					138,209	138,492

PIH Corporation	Franchisor of education-based early childhood centers	First lien senior secured revolving loan ($621 par due 6/2016)	7.25% (Libor + 6.25%/M)	12/13/2013	621	621	(25)
		First lien senior secured loan ($39,062 par due 6/2016)	7.25% (Libor + 6.25%/M)	12/13/2013	39,570	39,594	(25)

					40,191	40,215

R3 Education, Inc. and EIC Acquisitions Corp.	Medical school operator	Preferred stock (8,800 shares)		7/30/2008	2,200	1,936	(2)
		Common membership interest (26.27% interest)		9/21/2007	15,800	29,584	(2)
		Warrants to purchase up to 27,890 shares		12/8/2009	—	—	(2)

					18,000	31,520

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
RuffaloCODY, LLC	Provider of student fundraising and enrollment management services	First lien senior secured loan ($634 par due 5/2019)	6.50% (Base Rate + 3.25%/Q)	5/29/2013	634	634	(2)(25)
		First lien senior secured loan ($24,996 par due 5/2019)	5.50% (Libor + 4.25%/Q)	5/29/2013	24,996	24,996	(2)(25)

					25,630	25,630

					451,154	449,949		9.17%

Power Generation
Alphabet Energy, Inc.	Technology developer to convert waste-heat into electricity	First lien senior secured loan ($3,000 par due 7/2017)	9.62%	12/16/2013	2,721	2,850	(2)
		Warrants to purchase up to 59,524 units of Series B preferred stock		12/16/2013	146	146	(2)

					2,867	2,996

Brush Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($89,892 par due 8/2020)	6.25% (Libor + 5.25%/Q)	8/1/2013	89,892	89,892	(2)(25)

Centinela Funding, LLC	Solar power generation facility developer and operator	Senior subordinated loan ($56,000 par due 11/2020)	10.00% (Libor + 8.75%/Q)	11/14/2012	56,000	56,000	(2)(25)

Joule Unlimited Technologies, Inc. and Stichting Joule Global Foundation	Renewable fuel and chemical production developer	First lien senior secured loan ($7,500 par due 2/2017)	10.00%	7/25/2013	7,433	7,500	(2)
		Warrant to purchase up to 32,051 shares of Series C-2 preferred stock		7/25/2013	—	34	(2)(8)

					7,433	7,534

La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Second lien senior secured loan ($68,000 par due 8/2018)	10.25% (Libor + 8.75%/M)	8/9/2011	67,060	67,320	(2)(25)

Panda Sherman Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($32,500 par due 9/2018)	9.00% (Libor + 7.50%/Q)	9/14/2012	32,500	32,500	(2)(25)

Panda Temple Power II, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($20,000 par due 4/2019)	7.25% (Libor + 6.00%/Q)	4/3/2013	19,820	20,000	(2)(25)

Panda Temple Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($60,000 par due 7/2018)	11.50% (Libor + 10.00%/Q)	7/17/2012	58,402	60,000	(2)(25)

Sunrun Solar Owner Holdco X, LLC	Residential solar energy provider	First lien senior secured loan ($59,749 par due 6/2019)	9.50% (Libor + 8.25%/Q)	6/7/2013	59,749	59,749	(2)(25)

Sunrun Solar Owner Holdco XIII, LLC	Residential solar energy provider	First lien senior secured loan ($19,300 par due 12/2019)	9.50% (Libor + 7.25% Cash, 1.00% PIK /Q)	11/27/2013	19,079	19,300	(2)(25)

					412,802	415,291		8.47%

Restaurants and Food Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	Restaurant owner and operator	First lien senior secured loan ($33,581 par due 12/2018)	10.50% (Base Rate + 7.25%/Q)	11/27/2006	33,581	33,581	(2)(20)(25)
		First lien senior secured loan ($10,919 par due 12/2018)	10.50% (Base Rate + 7.25%/Q)	11/27/2006	10,922	10,919	(3)(20)(25)
		Promissory note ($16,558 par due 12/2018)	13.00% PIK	11/27/2006	13,273	15,997	(2)
		Warrants to purchase up to 23,750 units of Series D common stock		12/18/2013	24	— (2)

					57,800	60,497

Benihana, Inc.	Restaurant owner and operator	First lien senior secured loan ($4,925 par due 2/2018)	6.75% (Libor + 5.50%/Q)	8/21/2012	4,925	4,925	(4)(25)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Garden Fresh Restaurant Corp.	Restaurant owner and operator	First lien senior secured revolving loan		10/3/2013	—	—	(2)(27)
		First lien senior secured loan ($43,750 par due 7/2018)	10.00% (Libor + 8.50%/M)	10/3/2013	43,750	43,750	(2)(25)

					43,750	43,750

Hojeij Branded Foods, Inc.	Airport restaurant operator	First lien senior secured revolving loan ($450 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	450	450	(2)(25)(28)
		First lien senior secured loan ($12,500 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	12,500	12,500	(2)(25)
		First lien senior secured loan ($15,000 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	14,543	15,000	(2)(25)
		Warrants to purchase up to 7.5% of membership interest		2/15/2012	—	299	(2)
		Warrants to purchase up to 324 shares of Class A common stock		2/15/2012	669	4,307	(2)

					28,162	32,556

Orion Foods, LLC (fka Hot Stuff Foods, LLC)(7)	Convenience food service retailer	First lien senior secured revolving loan ($9,500 par due 9/2014)	10.75% (Base Rate + 7.50%/M)	4/1/2010	9,500	9,500	(2)(25)
		First lien senior secured loan ($33,037 par due 9/2014)	10.00% (Libor + 8.50%/Q)	4/1/2010	33,037	33,037	(3)(25)
		Second lien senior secured loan ($37,552 par due 9/2014)		4/1/2010	18,423	20,205	(2)(24)
		Preferred units (10,000 units)		10/28/2010	—	—	(2)
		Class A common units (25,001 units)		4/1/2010	—	—	(2)
		Class B common units (1,122,452 units)		4/1/2010	—	—	(2)

					60,960	62,742

OTG Management, LLC	Airport restaurant operator	First lien senior secured loan ($25,000 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	25,000	25,000	(2)(25)
		First lien senior secured loan ($7,075 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	7,075	7,075	(2)(25)
		Common units (3,000,000 units)		1/5/2011	3,000	3,638	(2)
		Warrants to purchase up to 7.73% of common units		6/19/2008	100	7,257	(2)

					35,175	42,970

Performance Food Group, Inc. and Wellspring Distribution Corp	Food service distributor	Second lien senior secured loan ($74,625 par due 11/2019)	6.25% (Libor + 5.25%/Q)	5/14/2013	74,282	74,850	(2)(25)
		Class A non-voting common stock (1,366,120 shares)		5/3/2008	6,303	6,529	(2)

					80,585	81,379

PMI Holdings, Inc.	Restaurant owner and operator	Preferred stock (46,025 shares)		12/13/2013	687	687
		Common stock (22,401 shares)		12/13/2013	379	379

					1,066	1,066

Restaurant Holding Company, LLC	Fast food restaurant operator	First lien senior secured loan ($60,125 par due 2/2017)	9.00% (Libor + 7.50%/M)	2/17/2012	59,303	58,922	(3)(25)
		First lien senior secured loan ($9,250 par due 2/2017)	9.00% (Libor + 7.50%/M)	2/17/2012	9,122	9,065	(4)(25)

					68,425	67,987

S.B. Restaurant Company	Restaurant owner and operator	Preferred stock (46,690 shares)		4/1/2010	—	—	(2)
		Warrants to purchase up to 257,429 shares of common stock		4/1/2010	—	—	(2)

					—	—

					380,848	397,872		8.11%

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Financial Services
AllBridge Financial, LLC(7)	Asset management services	Equity interests		4/1/2010	5,077	9,718

Callidus Capital Corporation(7)	Asset management services	Common stock (100 shares)		4/1/2010	3,000	1,713

Ciena Capital LLC(7)	Real estate and small business loan servicer	First lien senior secured revolving loan ($14,000 par due 12/2014)	6.00%	11/29/2010	14,000	14,000	(2)
		First lien senior secured loan ($26,000 par due 12/2016)	12.00%	11/29/2010	26,000	26,000	(2)
		Equity interests		11/29/2010	53,374	10,926	(2)

					93,374	50,926

Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28,000 par due 5/2018)	12.75%	5/10/2012	28,000	28,000	(2)

Cook Inlet Alternative Risk, LLC	Risk management services	Senior subordinated loan ($1,750 par due 9/2015)	9.00%	9/30/2011	1,750	1,750	(2)

Gordian Acquisition Corp.	Financial services firm	Common stock (526 shares)		11/30/2012	—	—	(2)

Imperial Capital Group LLC	Investment services	2006 Class B common units (2,526 units)		5/10/2007	3	5	(2)
		2007 Class B common units (315 units)		5/10/2007	—	1	(2)
		Class A common units (7,710 units)		5/10/2007	14,997	19,672	(2)

					15,000	19,678

Ivy Hill Asset Management, L.P.(7)(9)	Asset management services	Member interest (100.00% interest)		6/15/2009	170,961	280,353

					317,162	392,138		8.00%

Consumer Products—Non-durable
Gilchrist & Soames, Inc.	Personal care manufacturer	First lien senior secured revolving loan ($8,700 par due 12/2014)	6.25% (Libor + 5.00%/M)	4/1/2010	8,700	8,700	(2)(25)
		First lien senior secured loan ($22,508 par due 12/2014)	13.44% Cash, 2.00% PIK	4/1/2010	22,504	21,833	(2)

					31,204	30,533

Implus Footcare, LLC	Provider of footwear and other accessories	Preferred stock (455 shares)	6.00% PIK	10/31/2011	5,172	5,172	(2)
		Common stock (455 shares)		10/31/2011	455	170	(2)

					5,627	5,342

Insight Pharmaceuticals Corporation(6)	OTC drug products manufacturer	Second lien senior secured loan ($19,310 par due 8/2017)	13.25% (Libor + 11.75%/Q)	8/26/2011	19,165	19,310	(2)(25)
		Class A common stock (155,000 shares)		8/26/2011	6,035	7,234	(2)
		Class B common stock (155,000 shares)		8/26/2011	6,035	7,234	(2)

					31,235	33,778

Matrixx Initiatives, Inc. and Wonder Holdings Acquisition Corp.	Developer and marketer of over-the-counter healthcare products	Warrants to purchase up to 1,654,678 shares of common stock		7/27/2011	—	1,219	(2)
		Warrants to purchase up to 1,489 shares of preferred stock		7/27/2011	—	1,144	(2)

					—	2,363

Oak Parent, Inc.	Manufacturer of athletic apparel	First lien senior secured loan ($31,295 par due 4/2018)	7.50% (Libor + 7.00%/Q)	4/2/2012	31,184	31,294	(3)(25)
		First lien senior secured loan ($86 par due 4/2018)	9.25% (Base Rate + 6.00%/S)	4/2/2012	85	86	(3)(25)
		First lien senior secured loan ($8,844 par due 4/2018)	7.50% (Libor + 7.00%/Q)	4/2/2012	8,813	8,844	(4)(25)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($24 par due 4/2018)	9.25% (Base Rate + 6.00%/S)	4/2/2012	24	24	(4)(25)

					40,106	40,248

PG-ACP Co-Invest, LLC	Supplier of medical uniforms, specialized medical footwear and accessories	Class A membership units (1,000,0000 units)		8/29/2012	1,000	1,526	(2)

The Step2 Company, LLC	Toy manufacturer	Second lien senior secured loan ($25,600 par due 4/2015)	10.00%	4/1/2010	25,089	25,088	(2)
		Second lien senior secured loan ($32,865 par due 4/2015)	10.00%	4/1/2010	30,802	26,292	(2)
		Common units (1,116,879 units)		4/1/2010	24	—
		Warrants to purchase up to 3,157,895 units		4/1/2010	—	—

					55,915	51,380

The Thymes, LLC(7)	Cosmetic products manufacturer	Preferred units (6,283 units)	8.00% PIK	6/21/2007	4,696	4,221
		Common units (5,400 units)		6/21/2007	—	6,687

					4,696	10,908

Woodstream Corporation	Pet products manufacturer	First lien senior secured loan ($8,465 par due 8/2016)	6.00% (Libor + 5.00%/Q)	4/18/2012	8,465	8,465	(4)(25)
		Senior subordinated loan ($80,000 par due 2/2017)	11.50%	4/18/2012	77,412	80,000	(2)
		Common stock (4,254 shares)		1/22/2010	1,222	2,685	(2)

					87,099	91,150

					256,882	267,228		5.45%

Containers—Packaging
ICSH, Inc.	Industrial container manufacturer, reconditioner and servicer	First lien senior secured revolving loan		8/31/2011	—	—	(2)(27)
		First lien senior secured loan ($27,740 par due 8/2016)	7.00% (Libor + 6.00%/Q)	8/31/2011	27,777	27,740	(2)(25)
		First lien senior secured loan ($61,518 par due 8/2016)	7.00% (Libor + 6.00%/Q)	8/31/2011	61,518	61,518	(3)(25)
		First lien senior secured loan ($14,718 par due 8/2016)	7.00% (Libor + 6.00%/Q)	8/31/2011	14,718	14,718	(4)(25)

					104,013	103,976

Microstar Logistics LLC, Microstar Global Asset Management LLC, and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($142,500 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	142,500	142,500	(2)(25)
		Common stock (50,000 shares)		12/14/2012	5,000	7,223	(2)

					147,500	149,723

Pregis Corporation, Pregis Intellipack Corp., and Pregis Innovative Packaging Inc.	Provider of highly-customized, tailored protective packaging solutions	First lien senior secured loan ($975 par due 3/2017)	7.75% (Libor + 6.25%/M)	4/25/2012	975	975	(2)(25)
		First lien senior secured loan ($5 par due 3/2017)	8.50% (Base Rate + 5.25%/Q)	4/25/2012	5	5	(2)(25)

					980	980

					252,493	254,679		5.19%

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Manufacturing
Cambrios Technologies Corporation	Nanotechnology-based solutions for electronic devices and computers	First lien senior secured loan ($3,030 par due 8/2015)	12.00%	8/7/2012	3,030	3,030	(2)
		Warrants to purchase up to 400,000 shares of Series D-4 convertible preferred stock		8/7/2012	—	6	(2)

					3,030	3,036

Component Hardware Group, Inc.	Commercial equipment	First lien senior secured loan ($23,701 par due 7/2019)	5.50% (Libor + 4.50%/M)	7/1/2013	23,701	23,701	(2)(25)

Lighting Science Group Corporation	Advanced lighting products	Letter of credit facility		9/20/2011	—	—	(2)(29)

Mac Lean-Fogg Company	Provider of intelligent transportation systems products in the traffic and rail industries	Senior subordinated loan ($100,251 par due 10/2023)	9.50% Cash, 1.50% PIK	10/31/2013	100,251	100,251	(2)

MWI Holdings, Inc.	Engineered springs, fasteners, and other precision components	First lien senior secured loan ($38,274 par due 3/2019)	9.38% (Libor + 8.13%/Q)	6/15/2011	38,274	38,274	(2)(25)
		First lien senior secured loan ($10,000 par due 3/2019)	9.38% (Libor + 8.13%/Q)	6/15/2011	10,000	10,000	(4)(25)

					48,274	48,274

NetShape Technologies, Inc.	Metal precision engineered components	First lien senior secured revolving loan ($538 par due 12/2014)	7.50% (Libor + 6.50%/Q)	4/1/2010	538	538	(2)(25)

Pelican Products, Inc.	Flashlights	First lien senior secured loan ($2,317 par due 7/2018)	6.25% (Libor + 5.00%/Q)	7/13/2012	2,317	2,317	(4)(25)
		Second lien senior secured loan ($32,000 par due 6/2019)	11.50% (Libor + 10.00%/Q)	7/13/2012	32,000	32,000	(2)(25)

					34,317	34,317

Protective Industries, Inc. dba Caplugs	Plastic protection products	First lien senior secured loan ($997 par due 10/2019)	6.75% (Libor + 5.75%/Q)	11/30/2012	997	997	(2)(25)
		Preferred stock (2,379,361 shares)		5/23/2011	1,298	4,837	(2)

					2,295	5,834

Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1,000	—	(2)

SSH Environmental Industries, Inc. and SSH Non-Destructive Testing, Inc.	Magnetic sensors and supporting sensor products	First lien senior secured loan ($11,140 par due 12/2016)	9.00% (Libor + 7.50%/Q)	3/23/2012	10,990	11,140	(2)(25)

TPTM Merger Corp.	Time temperature indicator products	First lien senior secured revolving loan ($950 par due 9/2018)	6.25% (Libor + 5.25%/Q)	9/12/2013	950	950	(2)(25)
		First lien senior secured revolving loan ($540 par due 9/2018)	7.50% (Base Rate + 4.25%/Q)	9/12/2013	540	540	(2)(25)
		First lien senior secured loan ($25,935 par due 9/2018)	6.25% (Libor + 5.25%/Q)	9/12/2013	25,935	25,935	(2)(25)

					27,425	27,425

					251,821	254,516		5.19%

Automotive Services
Driven Holdings, LLC	Automotive aftermarket car care franchisor	Preferred stock (247,500 units)		12/16/2011	2,475	2,852	(2)
		Common stock (25,000 units)		12/16/2011	25	808	(2)

					2,500	3,660

Eckler Industries, Inc.	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($2,000 par due 7/2017)	8.25% (Base Rate + 5.00%/Q)	7/12/2012	2,000	2,000	(2)(25)
		First lien senior secured loan ($8,172 par due 7/2017)	7.25% (Libor + 6.00%/M)	7/12/2012	8,172	8,172	(2)(25)
		First lien senior secured loan ($30,609 par due 7/2017)	7.25% (Libor + 6.00%/M)	7/12/2012	30,609	30,609	(3)(25)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Series A preferred stock (1,800 shares)		7/12/2012	1,800	2,031	(2)
		Common stock (20,000 shares)		7/12/2012	200	116	(2)

					42,781	42,928

EcoMotors, Inc.	Engine developer	First lien senior secured loan ($5,000 par due 10/2016)	10.83%	12/28/2012	4,869	5,000	(2)
		First lien senior secured loan ($5,000 par due 6/2017)	10.83%	12/28/2012	4,853	5,000	(2)
		First lien senior secured loan ($4,833 par due 7/2016)	10.13%	12/28/2012	4,724	4,833	(2)
		Warrant to purchase up to 321,888 shares of Series C preferred stock		12/28/2012	—	43	(2)

					14,446	14,876

Service King Paint & Body, LLC	Collision repair site operators	First lien senior secured loan ($7,617 par due 8/2017)	4.00% (Libor + 3.00%/Q)	8/20/2012	7,617	7,617	(2)(25)
		First lien senior secured loan ($46,898 par due 8/2017)	6.00% (Libor + 5.00%/Q)	8/20/2012	46,898	46,898	(2)(16)(25)
		First lien senior secured loan ($6,398 par due 8/2017)	4.00% (Libor + 3.00%/Q)	8/20/2012	6,398	6,398	(2)(25)
		First lien senior secured loan ($72,135 par due 8/2017)	6.00% (Libor + 5.00%/Q)	8/20/2012	72,135	72,135	(2)(16)(25)
		First lien senior secured loan ($9,646 par due 8/2017)	4.00% (Libor + 3.00%/Q)	8/20/2012	9,646	9,646	(4)(25)
		First lien senior secured loan ($10,000 par due 8/2017)	6.00% (Libor + 5.00%/Q)	8/20/2012	10,000	10,000	(3)(16)(25)
		Membership interest		8/20/2012	5,000	6,948	(2)

					157,694	159,642

					217,421	221,106		4.51%

Retail
Fulton Holdings Corp.(12)	Airport restaurant operator	First lien senior secured loan ($43,000 par due 5/2018)	8.50%	5/10/2013	43,000	43,000	(2)(12)
		First lien senior secured loan ($40,000 par due 5/2018)	8.50%	5/28/2010	40,000	40,000	(3)(12)
		Common stock (19,672 shares)		5/28/2010	1,461	2,086	(2)

					84,461	85,086

Paper Source, Inc. and Pine Holdings, Inc.	Retailer of fine and artisanal papers, gifts, gift wrap, greeting cards and envelopes	First lien senior secured loan ($18,952 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/23/2013	18,952	18,952	(2)(25)
		Class A common stock (36,364 shares)		9/23/2013	6,000	6,660	(2)

					24,952	25,612

Things Remembered Inc. and TRM Holdings Corporation	Personalized gifts retailer	First lien senior secured loan ($14,813 par due 5/2018)	8.00% (Libor + 6.50%/Q)	5/24/2012	14,813	14,813	(4)(25)

					124,226	125,511		2.56%

Chemicals
Argotec, LLC	Thermoplastic polyurethane films	First lien senior secured revolving loan ($625 par due 5/2018)	7.00% (Base Rate + 3.75%/M)	5/31/2013	625	625	(2)(25)
		First lien senior secured loan ($5,788 par due 5/2019)	5.75% (Libor + 4.75%/M)	5/31/2013	5,788	5,788	(2)(25)
		First lien senior secured loan ($74 par due 5/2019)	7.00% (Base Rate + 3.75%/Q)	5/31/2013	74	74	(2)(25)

					6,487	6,487

Emerald Performance Materials, LLC	Polymers and performance materials manufacturer	First lien senior secured loan ($17,730 par due 5/2018)	6.75% (Libor + 5.50%/Q)	12/13/2013	18,256	18,262	(25)

Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	First lien senior secured loan ($1,500 par due 10/2016)	9.26%	3/28/2013	1,439	1,500	(2)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrant to purchase 322,422 shares of Series D preferred stock		3/28/2013	—	6	(2)

					1,439	1,506

K2 Pure Solutions Nocal, L.P.	Chemical producer	First lien senior secured revolving loan ($2,256 par due 8/2019)	8.13% (Libor + 7.13%/M)	8/19/2013	2,256	2,211	(2)(25)
		First lien senior secured loan ($41,500 par due 8/2019)	7.00% (Libor + 6.00%/M)	8/19/2013	41,500	40,670	(2)(25)
		First lien senior secured loan ($40,000 par due 8/2019)	7.00% (Libor + 6.00%/M)	8/19/2013	40,000	39,200	(3)(25)

					83,756	82,081

					109,938	108,336		2.21%

Aerospace and Defense
Cadence Aerospace, LLC (fka PRV Aerospace, LLC)	Aerospace precision components manufacturer	First lien senior secured loan ($4,459 par due 5/2018)	6.50% (Libor + 5.25%/Q)	5/15/2012	4,425	4,459	(4)(25)
		First lien senior secured loan ($65 par due 5/2018)	7.50% (Base Rate + 4.25%/Q)	5/15/2012	65	65	(4)(25)
		Second lien senior secured loan ($79,657 par due 5/2019)	10.50% (Libor + 9.25%/Q)	5/10/2012	79,657	77,267	(2)(25)

					84,147	81,791

ILC Industries, LLC	Designer and manufacturer of protective cases and technically advanced lighting systems	First lien senior secured loan ($19,192 par due 7/2018)	8.00% (Libor + 6.50%/Q)	7/13/2012	18,885	19,192	(4)(25)

Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	111	111	(2)
		Common stock (1,885,195 shares)		1/17/2008	2,291	1,722	(2)

					2,402	1,833

					105,434	102,816		2.10%

Printing, Publishing and Media
Batanga, Inc.	Independent digital media company	First lien senior secured revolving loan ($3,000 par due 4/2014)	8.50%	10/31/2012	3,000	3,000	(2)(23)
		First lien senior secured loan ($4,936 par due 11/2016)	9.60%	10/31/2012	4,936	5,030	(2)(23)
		First lien senior secured loan ($4,500 par due 9/2017)	9.60%	10/31/2012	4,500	4,500	(2)(23)

					12,436	12,530

Earthcolor Group, LLC	Printing management services	Limited liability company interests (9.30%)		5/18/2012	—	—

Encompass Digital Media, Inc.	Provider of outsourced network origination and transmission services for media companies	First lien senior secured loan ($19,651 par due 8/2017)	6.75% (Libor + 5.50%/Q)	12/13/2013	20,233	20,241	(25)

Summit Business Media Parent Holding Company LLC	Business media consulting services	Limited liability company membership interest (22.99% interest)		5/20/2011	—	1,458	(2)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	First lien senior secured loan ($20,886 par due 3/2017)	9.00% (Libor + 7.50%/Q)	9/29/2006	20,886	20,469	(2)(25)
		First lien senior secured loan ($9,701 par due 3/2017)	9.00% (Libor + 7.50%/Q)	9/29/2006	9,701	9,507	(4)(25)
		Preferred stock (10,663 shares)		9/29/2006	1,066	2,282	(2)
		Common stock (15,393 shares)		9/29/2006	3	5	(2)

					31,656	32,263

					64,325	66,492		1.36%

Commercial Real Estate Finance
10th Street, LLC(6)	Real estate holding company	Senior subordinated loan ($26,250 par due 11/2014)	8.93% Cash, 4.07% PIK	4/1/2010	26,250	26,250	(2)
		Member interest (10.00% interest)		4/1/2010	594	7,257
		Option (25,000 units)		4/1/2010	25	25

					26,869	33,532

American Commercial Coatings, Inc.	Real estate property	Commercial mortgage loan ($2,275 par due 12/2025)	8.75% (Libor + 7.50%/Q)	4/1/2010	664	1,500

Cleveland East Equity, LLC	Hotel operator	Real estate equity interests		4/1/2010	1,026	5,305

Commons R-3, LLC	Real estate developer	Real estate equity interests		4/1/2010	—	—

Crescent Hotels & Resorts, LLC and affiliates(7)	Hotel operator	Senior subordinated loan ($2,236 par due 9/2011)		4/1/2010	—	—	(2)(24)
		Senior subordinated loan ($2,092 par due 6/2017)		4/1/2010	—	—	(2)(24)
		Common equity interest		4/1/2010	—	—

					—	—

Hot Light Brands, Inc.(7)	Real estate holding company	First lien senior secured loan ($31,384 par due 2/2011)		4/1/2010	90	253	(2)(24)
		Common stock (93,500 shares)		4/1/2010	—	—	(2)

					90	253

NPH, Inc.	Hotel property	Real estate equity interests		4/1/2010	5,291	5,532

					33,940	46,122		0.94%

Oil and Gas
Geotrace Technologies, Inc.	Reservoir processing and development	Warrants to purchase up to 69,978 shares of common stock		4/1/2010	88	—	(2)
		Warrants to purchase up to 210,453 shares of preferred stock		4/1/2010	2,805	638	(2)

					2,893	638

UL Holding Co., LLC and Universal Lubricants, LLC(6)	Petroleum product manufacturer	Second lien senior secured loan ($10,093 par due 12/2014)		4/30/2012	9,519	7,260	(2)(24)
		Second lien senior secured loan ($42,812 par due 12/2014)		4/30/2012	40,097	30,795	(2)(24)
		Second lien senior secured loan ($4,994 par due 12/2014)		4/30/2012	4,668	3,592	(2)(24)
		Class A common units (151,236 units)		6/17/2011	1,512	—	(2)
		Class B-5 common units (599,200 units)		4/25/2008	5,472	—	(2)
		Class B-4 common units (50,000 units)		6/17/2011	500	—	(2)
		Class C common units (758,546 units)		4/25/2008	—	—	(2)

					61,768	41,647

					64,661	42,285		0.86%

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Health Clubs
Athletic Club Holdings, Inc.	Premier health club operator	First lien senior secured loan ($34,000 par due 3/2019)	7.25% (Libor + 6.00%/M)	10/11/2007	34,000	34,000	(2)(13)(25)

CFW Co-Invest, L.P. and NCP Curves, L.P.	Health club franchisor	Limited partnership interest (4,152,165 shares)		7/31/2012	4,152	2,913	(2)
		Limited partnership interest (2,218,235 shares)		7/31/2012	2,218	1,556	(2)(8)

					6,370	4,469

					40,370	38,469		0.78%

Telecommunications
American Broadband Communications, LLC, American Broadband Holding Company, and Cameron Holdings of NC, Inc.	Broadband communication services	Warrants to purchase up to 378 shares		11/7/2007	—	6,833	(2)
		Warrants to purchase up to 200 shares		9/1/2010	—	3,615	(2)

					—	10,448

EUNetworks Group Limited(8)	Broadband bandwidth infrastructure provider	First lien senior secured loan ($20,567 par due 5/2019)	7.50% (Libor + 6.50%/Q)	12/13/2013	21,192	21,185	(25)

Quantance, Inc.	Designer of semiconductor products to the mobile wireless market	First lien senior secured loan ($3,500 par due 9/2016)	10.25%	8/23/2013	3,402	3,465	(2)
		Warrant to purchase up to 130,432 shares of Series D preferred stock		8/23/2013	74	74	(2)

					3,476	3,539

Startec Equity, LLC(7)	Communication services	Member interest		4/1/2010	—	—

Wilcon Holdings LLC	Communications infrastructure provider	Class A common stock (2,000,000 shares)		12/13/2013	1,829	1,829

					26,497	37,001		0.75%

Transportation
Eberle Design, Inc.	Provider of intelligent transportation systems products in the traffic and rail industries	First lien senior secured loan ($30,500 par due 8/2018)	7.50% (Libor + 6.25%/Q)	8/26/2013	30,359	30,500	(2)(25)

					30,359	30,500		0.62%

Environmental Services
RE Community Holdings II, Inc.and Pegasus Community Energy, LLC.	Operator of municipal recycling facilities	Preferred stock (1,000 shares)		3/1/2011	8,839	532	(2)

Waste Pro USA, Inc.	Waste management services	Preferred Class A common equity (611,615 shares)		11/9/2006	12,263	27,898	(2)

					21,102	28,430		0.58%

Food and Beverage
Apple & Eve, LLC and US Juice Partners, LLC(6)	Juice manufacturer	Senior units (50,000 units)		10/5/2007	5,000	5,205

Charter Baking Company, Inc.	Baked goods manufacturer	Senior subordinated loan ($2,750 par due 6/2015)	17.50% PIK	2/6/2008	2,750	2,750	(2)
		Preferred stock (6,258 shares)		9/1/2006	2,567	2,260	(2)

					5,317	5,010

Distant Lands Trading Co.	Coffee manufacturer	Class A common stock (1,294 shares)		4/1/2010	980	—	(2)
		Class A-1 common stock (2,157 shares)		4/1/2010	—	—	(2)

					980	—

					11,297	10,215		0.21%

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Wholesale Distribution
BECO Holding Company, Inc.	Wholesale distributor of first response fire protection equipment and related parts	Common stock (25,000 shares)		7/30/2010	2,500	3,103	(2)

					2,500	3,103		0.06%

					$7,537,403	$7,632,897		155.63%

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

(3)
These assets are owned by the Company's consolidated subsidiary Ares Capital CP, are pledged as collateral for the Revolving Funding Facility and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than Ares Capital CP's obligations under the Revolving Funding Facility (see Note 5 to the consolidated financial statements).

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

(6)
As defined in the Investment Company Act, the Company is deemed to be an "Affiliated Person" and "Control" this portfolio company because it owns 5% or more of the portfolio company's outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2013 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to Control) are as follows:

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

  *
  Together with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together, "GE"), the Company co invests through the Senior Secured Loan Fund LLC d/b/a the "Senior Secured Loan Program" (the "SSLP"). The SSLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and GE (with approval from a representative of each required); therefore, although the Company owns more than 25% of the voting securities of the SSLP, the Company does not believe that it has control over the SSLP (for purposes of the Investment Company Act or otherwise) because, among other things, these "voting securities" do not afford the Company the right to elect directors of the SSLP or any other special rights (see Note 4 to the consolidated financial statements).

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

(10)
In the first quarter of 2011, the Staff informally communicated to certain BDC's the Staff's belief that certain entities, which would be classified as an "investment company" under the Investment Company Act but for the exception from the definition of "investment company" set forth in Rule 3a-7 promulgated under the Investment Company Act, could not be treated as eligible portfolio companies (as defined in Section 2(a)(46) under the Investment Company Act) (i.e., not eligible to be included in a BDC's 70% "qualifying assets" basket). Subsequently, in August 2011 the Securities and Exchange Commission issued a concept release (the "Concept Release") which stated that "[a]s a general matter, the Commission presently does not believe that Rule 3a-7 issuers are the type of small, developing and financially troubled businesses in which the U.S. Congress intended BDCs primarily to invest" and requested comment on whether or not a 3a-7 issuer should be considered an "eligible portfolio company". The Company provided a comment letter in respect of the Concept Release and continues to believe that the language of Section 2(a)(46) of the Investment Company Act permits a BDC to treat as "eligible portfolio companies" entities that rely on the 3a-7 exception. However, given the current uncertainty in this area (including the language in the Concept Release) and subsequent discussions with the Staff, the Company has, solely for purposes of calculating the composition of its portfolio pursuant to Section 55(a) of the Investment Company Act, identified such entities, which include the SSLP, as "non qualifying assets" should the Staff ultimately disagree with the Company's position.

(11)
Variable rate loans to the Company's portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower's option, which reset annually (A), semi annually (S), quarterly (Q), bi monthly (B), monthly (M) or daily (D). For each such loan, the Company has provided the interest rate in effect on the date presented.

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands, except per share data)

					Accumulated Net Realized Loss on Investments, Foreign Currency Transactions, Extinguishment of Debt and Other Assets
						Net Unrealized Gains (Losses) on Investments and Foreign Currency Transactions
	Common Stock			Accumulated Overdistributed Net Investment Income
			Capital in Excess of Par Value				Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2011	205,130	$205	$3,390,354	$(10,449)	$(218,688)	$(14,157)	$3,147,265
Issuances of common stock in add-on offerings (net of offering and underwriting costs)	42,297	43	679,938	—	—	—	679,981
Shares issued in connection with dividend reinvestment plan	1,226	1	20,448	—	—	—	20,449
Issuances of the Convertible Unsecured Notes (See Note 5)	—	—	9,967	—	—	—	9,967
Net increase in stockholders' equity resulting from operations	—	—	—	348,861	44,056	115,261	508,178
Dividends declared and payable ($1.60 per share)	—	—	—	(377,494)	—	—	(377,494)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	16,810	11,172	(27,982)	—	—

Balance at December 31, 2012	248,653	$249	$4,117,517	$(27,910)	$(202,614)	$101,104	$3,988,346

Issuances of common stock in add-on offerings (net of offering and underwriting costs)	48,242	48	833,428	—	—	—	833,476
Shares issued in connection with dividend reinvestment plan	1,076	1	18,905	—	—	—	18,906
Issuances of the Convertible Unsecured Notes (See Note 5)	—	—	582	—	—	—	582
Net increase in stockholders' equity resulting from operations	—	—	—	430,406	63,725	(5,610)	488,521
Dividends declared and payable ($1.57 per share)	—	—	—	(425,387)	—	—	(425,387)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	12,045	14,106	(26,151)	—	—

Balance at December 31, 2013	297,971	$298	$4,982,477	$(8,785)	$(165,040)	$95,494	$4,904,444

Issuances of common stock in add-on offerings (net of offering and underwriting costs)	15,525	15	257,652	—	—	—	257,667
Shares issued in connection with dividend reinvestment plan	612	1	10,846	—	—	—	10,847
Net increase in stockholders' equity resulting from operations	—	—	—	437,802	93,783	59,364	590,949
Dividends declared and payable ($1.57 per share)	—	—	—	(480,192)	—	—	(480,192)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	77,082	18,329	(95,411)	—	—

Balance at December 31, 2014	314,108	$314	$5,328,057	$(32,846)	$(166,668)	$154,858	$5,283,715

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES:
Net increase in stockholders' equity resulting from operations	$590,949	$488,521	$508,178
Adjustments to reconcile net increase in stockholders' equity resulting from operations:
Realized losses on extinguishment of debt	72	—	2,678
Net realized gains on investments and foreign currency transactions	(93,855)	(63,725)	(46,734)
Net unrealized (gains) losses on investments and foreign currency transactions	(59,364)	5,610	(115,261)
Net accretion of discount on investments	(3,153)	(4,692)	(13,747)
Increase in payment-in-kind interest and dividends	(11,916)	(18,894)	(25,036)
Collections of payment-in-kind interest and dividends	12,054	29,531	21,465
Amortization of debt issuance costs	16,384	13,230	13,140
Accretion of net discount on notes payable	15,107	13,806	11,310
Depreciation	805	802	829
Proceeds from sales and repayments of investments	3,411,764	1,722,672	2,494,062
Purchases of investments	(4,536,804)	(3,494,767)	(3,160,021)
Changes in operating assets and liabilities:
Interest receivable	(37,000)	(14,983)	(9,920)
Other assets	(2,317)	(8,333)	19,042
Base management fees payable	5,227	6,155	3,973
Income based fees payable	4,069	1,351	3,252
Capital gains and incentive fees payable	12,042	117	31,864
Accounts payable and other liabilities	13,243	13,771	5,774
Interest and facility fees payable	4,146	12,225	4,220

Net cash used in operating activities	(658,547)	(1,297,603)	(250,932)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	257,667	833,476	679,981
Borrowings on debt	4,878,451	6,431,179	3,212,458
Repayments and repurchases of debt	(3,955,423)	(5,654,000)	(3,091,531)
Debt issuance costs	(12,849)	(21,013)	(44,383)
Dividends paid	(464,373)	(411,453)	(357,332)

Net cash provided by financing activities	703,473	1,178,189	399,193

CHANGE IN CASH AND CASH EQUIVALENTS	44,926	(119,414)	148,261
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	149,629	269,043	120,782

CASH AND CASH EQUIVALENTS, END OF PERIOD	$194,555	$149,629	$269,043

Supplemental Information:
Interest paid during the period	$169,222	$124,406	$108,761
Taxes, including excise tax, paid during the period	$20,809	$13,907	$10,149
Dividends declared and payable during the period	$480,192	$425,387	$377,494

See accompanying notes to consolidated financial statements.

 ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2014
(in thousands, except per share data, percentages and as otherwise indicated;
for example, with the words "million," "billion" or otherwise)

1.     ORGANIZATION

        Ares Capital Corporation (the "Company" or "ARCC") is a specialty finance company that is a closed-end, non-diversified management investment company incorporated in Maryland. The Company has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "Investment Company Act"). The Company has elected to be treated as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code") and operates in a manner so as to qualify for the tax treatment applicable to RICs.

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

        The Company is externally managed by Ares Capital Management LLC ("Ares Capital Management" or the Company's "investment adviser"), a subsidiary of Ares Management, L.P. ("Ares Management" or "Ares"), a publicly traded, leading global alternative asset manager, pursuant to an investment advisory and management agreement. Ares Operations LLC ("Ares Operations" or the Company's "administrator"), a subsidiary of Ares Management, provides certain administrative and other services necessary for the Company to operate.

2.     SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

        The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles ("GAAP"), and include the accounts of the Company and its consolidated subsidiaries. The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification ("ASC") 946. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition as of and for the periods presented. All significant intercompany balances and transactions have been eliminated.

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

        Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, the Company looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of the Company's investments) are valued at fair value as determined in good faith by the Company's board of directors, based on, among other things, the input of the Company's investment adviser, audit committee and independent third-party valuation firms that have been engaged at the direction of the Company's board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions) and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter, and a minimum of 55% of the Company's portfolio at fair value is subject to review by an independent valuation firm each quarter. In addition, the Company's independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, the Company's investment valuation process within the context of performing the integrated audit.

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

  •
  The audit committee of the Company's board of directors reviews these valuations, as well as the input of third parties, including independent third-party valuation firms, who review a minimum of 55% of the Company's portfolio at fair value.

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

  Accounting for Derivative Instruments

        The Company does not utilize hedge accounting and instead marks its derivatives to market in the Company's consolidated statement of operations.

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

        The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Company's board of directors authorizes, and the Company declares, a cash dividend, then the Company's stockholders who have not "opted out" of the Company's dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of the Company's common stock, rather than receiving the cash dividend. The Company intends to use primarily newly issued shares to implement the dividend reinvestment plan (so long as the Company is trading at a premium to net asset value). If the Company's shares are trading at a discount to net asset value and the Company is otherwise permitted under applicable law to purchase such shares, the Company may purchase shares in the open market in connection with the Company's obligations under the dividend reinvestment plan. However, the Company reserves the right to issue new shares of the Company's common stock in connection with the Company's obligations under the dividend reinvestment plan even if the Company's shares are trading below net asset value.

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

  Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, "Revenue

Recognition." Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

        In November 2014, the FASB issued ASU No. 2014-16, "Derivatives and Hedging (Topic 815)." The objective of this ASU is to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. In addition, the amendments in this ASU clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features when considering how to weight those terms and features. The amendments in ASU No. 2014-16 are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted; however, the Company does not plan to early adopt this ASU. The application of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

3.     AGREEMENTS

  Investment Advisory and Management Agreement

        The Company is party to an investment advisory and management agreement (the "investment advisory and management agreement") with Ares Capital Management. Subject to the overall supervision of the Company's board of directors, Ares Capital Management provides investment advisory and management services to the Company. For providing these services, Ares Capital Management receives fees from the Company consisting of a base management fee, a fee based on the Company's net investment income ("income based fee") and a fee based on the Company's net capital gains ("capital gains incentive fee"). The investment advisory and management agreement may be terminated by either party without penalty upon 60 days' written notice to the other party.

        The base management fee is calculated at an annual rate of 1.5% based on the average value of the Company's total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears.

        The income based fee is calculated and payable quarterly in arrears based on the Company's net investment income excluding income based fees and capital gains incentive fees ("pre-incentive fee net investment income") for the quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the administration agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the income based fee and capital gains incentive fee accrued under GAAP). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that the Company has not yet received in cash. The Company's investment adviser is not under any obligation to reimburse the Company for any part of the income based fees it received that was based on accrued interest that the Company never actually received.

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

        Pre-incentive fee net investment income, expressed as a rate of return on the value of the Company's net assets (defined as total assets less indebtedness and before taking into account any income based fees and capital gains incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed "hurdle rate" of 1.75% per quarter. If market credit spreads rise, the Company may be able to invest its funds in debt instruments that provide for a higher return, which may increase the Company's pre-incentive fee net investment income and make it easier for the Company's investment adviser to surpass the fixed hurdle rate and receive an income based fee based on such net investment income. To the extent the Company has retained pre-incentive fee net investment income that has been used to calculate the income based fee, it is also included in the amount of the Company's total assets (other than cash and cash equivalents but including assets purchased with borrowed funds) used to calculate the 1.5% base management fee.

        The Company pays its investment adviser an income based fee with respect to the Company's pre-incentive fee net investment income in each calendar quarter as follows:

  •
  no income based fee in any calendar quarter in which the Company's pre- incentive fee net investment income does not exceed the hurdle rate;

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

        The capital gains incentive fee is determined and payable in arrears as of the end of each calendar year (or, upon termination of the investment advisory and management agreement, as of the termination date) and is calculated at the end of each applicable year by subtracting (a) the sum of the Company's cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (b) the Company's cumulative aggregate realized capital gains, in each case calculated from October 8, 2004 (the date the Company completed its initial public offering). Realized capital gains and losses include gains and losses on investments and foreign currencies, gains and losses on extinguishment of debt and other assets, as well as any income tax expense related to realized gains and losses. If such amount is positive at the end of such year, then the capital gains incentive fee for such year is equal to 20% of such amount, less the aggregate amount of capital gains incentive fees paid in all prior years. If such amount is negative, then there is no capital gains incentive fee for such year.

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

        The aggregate unrealized capital depreciation is calculated as the sum of the differences, if negative, between (a) the valuation of each investment in the Company's portfolio as of the applicable capital gains incentive fee calculation date and (b) the accreted or amortized cost basis of such investment.

        Notwithstanding the foregoing, as a result of an amendment to the capital gains incentive fee under the investment advisory and management agreement that was adopted on June 6, 2011, if the Company is required by GAAP to record an investment at its fair value as of the time of acquisition instead of at the actual amount paid for such investment by the Company (including, for example, as a result of the application of the acquisition method of accounting), then solely for the purposes of calculating the capital gains incentive fee , the "accreted or amortized cost basis" of an investment shall be an amount (the "Contractual Cost Basis") equal to (1) (x) the actual amount paid by the Company for such investment plus (y) any amounts recorded in the Company's financial statements as required by GAAP that are attributable to the accretion of such investment plus (z) any other adjustments made to the cost basis included in the Company's financial statements, including PIK interest or additional amounts funded (net of repayments) minus (2) any amounts recorded in the Company's financial statements as required by GAAP that are attributable to the amortization of such investment, whether such calculated Contractual Cost Basis is higher or lower than the fair value of such investment (as determined in accordance with GAAP) at the time of acquisition.

        The Company defers cash payment of any income based fees and capital gains incentive fees otherwise earned by the Company's investment adviser if during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made the sum of (a) the aggregate distributions to the Company's stockholders and (b) the change in net assets (defined as total assets less indebtedness and before taking into account any income based fees and capital gains incentive fees payable during the period) is less than 7.0% of the Company's net assets (defined as total assets less indebtedness) at the beginning of such period. Any deferred income based fees and capital gains incentive fees are carried over for payment in subsequent calculation periods to the extent such payment is payable under the investment advisory and management agreement.

        The capital gains incentive fee payable to the Company's investment adviser as calculated under the investment advisory and management agreement (as described above) for the years ended December 31, 2014, 2013 and 2012 was $23,993, $17,425 and $11,523, respectively. However, in accordance with GAAP, the Company had cumulatively accrued a capital gains incentive fee of $92,979 as of December 31, 2014, of which $68,986 is not currently due under the investment advisory and management agreement. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of December 31, 2014, the Company has paid capital gains incentive fees since inception totaling $33,411. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

        For the year ended December 31, 2014, base management fees were $127,997, income based fees were $118,273 and capital gains incentive fees calculated in accordance with GAAP were $29,467. For the year ended December 31, 2013, base management fees were $104,857, income based fees were $110,511 and capital gains incentive fees calculated in accordance with GAAP were $11,640. For the year ended December 31, 2012, base management fees were $86,228, income based fees were $95,182 and capital gains incentive fees calculated in accordance with GAAP were $31,863.

  Administration Agreement

        The Company is party to an administration agreement, referred to herein as the "administration agreement", with its administrator, Ares Operations. Pursuant to the administration agreement, Ares Operations furnishes the Company with office equipment and clerical, bookkeeping and record keeping services at the Company's office facilities. Under the administration agreement, Ares Operations also performs, or oversees the performance of, the Company's required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and reports filed with the SEC. In addition, Ares Operations assists the Company in determining and publishing its net asset value, assists the Company in providing managerial assistance to its portfolio companies, oversees the preparation and filing of the Company's tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to the Company by others. Payments under the administration agreement are equal to an amount based upon its allocable portion of Ares Operations' overhead and other expenses (including travel expenses) incurred by Ares Operations in performing its obligations under the administration agreement, including the Company's allocable portion of the compensation of certain of its officers (including the Company's chief compliance officer, chief financial officer, chief accounting officer, general counsel, treasurer and assistant treasurer) and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60 days' written notice to the other party.

        For the years ended December 31, 2014, 2013 and 2012, the Company incurred $13,689, $12,317 and $9,322, respectively, in administrative fees. As of December 31, 2014, $4,028 of these fees were unpaid and included in "accounts payable and other liabilities" in the accompanying consolidated balance sheet.

4.     INVESTMENTS

        As of December 31, 2014 and 2013, investments consisted of the following:

	As of December 31,
	2014		2013
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$3,728,872	$3,700,602	$3,405,597	$3,377,608
Second lien senior secured loans	1,938,861	1,900,464	1,335,761	1,319,191
Subordinated certificates of the SSLP(2)	2,034,498	2,065,015	1,745,192	1,771,369
Senior subordinated debt	524,157	523,288	364,094	323,171
Preferred equity securities	206,475	190,254	226,044	229,006
Other equity securities	440,092	642,762	453,732	600,214
Commercial real estate	2,140	5,994	6,983	12,338

Total	$8,875,095	$9,028,379	$7,537,403	$7,632,897

(1)
The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

(2)
The proceeds from these certificates were applied to co-investments with GE Global Sponsor Finance LLC and General Electric Capital Corporation to fund first lien senior secured loans to 50 and 47 different borrowers as of December 31, 2014 and 2013, respectively.

        The industrial and geographic compositions of the Company's portfolio at fair value as of December 31, 2014 and 2013 were as follows:

	As of December 31,
	2014	2013
Industry
Investment Funds and Vehicles(1)	23.3%	23.6%
Healthcare Services	16.3	16.2
Other Services	8.8	7.2
Consumer Products	8.3	3.5
Power Generation	7.3	5.4
Business Services	5.8	9.9
Education	5.0	5.9
Financial Services	4.5	5.1
Restaurants and Food Services	3.7	5.2
Manufacturing	3.3	3.3
Containers and Packaging	2.8	3.3
Oil and Gas	1.9	0.6
Retail	1.4	1.6
Aerospace and Defense	1.4	1.3
Commercial Real Estate Finance	1.2	0.6
Other	5.0	7.3

Total	100.0%	100.0%

(1)
Includes the Company's investment in the SSLP, which had made first lien senior secured loans to 50 and 47 different borrowers as of December 31, 2014 and 2013, respectively. The portfolio companies in the SSLP are in industries similar to the companies in the Company's portfolio.

	As of December 31,
	2014	2013
Geographic Region
West(1)	46.2%	50.0%
Midwest	18.1	15.8
Southeast	16.6	13.6
Mid Atlantic	15.4	15.9
Northeast	2.3	1.0
International	1.4	3.7

Total	100.0%	100.0%

(1)
Includes the Company's investment in the SSLP, which represented 22.9% and 23.2% of the total investment portfolio at fair value as of December 31, 2014 and 2013, respectively.

        As of December 31, 2014, 2.2% of total investments at amortized cost (or 1.7% of total investments at fair value) were on non-accrual status. As of December 31, 2013, 3.1% of total investments at amortized cost (or 2.1% of total investments at fair value) were on non-accrual status.

  Senior Secured Loan Program

        The Company co-invests in first lien senior secured loans of middle market companies with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together, "GE") through an unconsolidated Delaware limited liability company, the Senior Secured Loan Fund LLC (d/b/a the "Senior Secured Loan Program") or the "SSLP." The SSLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and GE (with approval from a representative of each required). The Company provides capital to the SSLP in the form of subordinated certificates (the "SSLP Certificates").

        As of December 31, 2014 and 2013, GE and the Company had agreed to make $11.0 billion of capital available to the SSLP, of which approximately $9.9 billion and $8.7 billion in aggregate principal amount, respectively, was funded. As of December 31, 2014 and 2013, the Company had agreed to make available to the SSLP approximately $2.3 billion, of which approximately $2.0 billion and $1.7 billion in aggregate principal amount, respectively, was funded. Investment of any unfunded amount must be approved by the investment committee of the SSLP described above.

        As of December 31, 2014 and 2013, the SSLP had total assets of $10.0 billion and $8.7 billion, respectively. As of December 31, 2014 and 2013, GE's investment in the SSLP consisted of senior notes of $7.6 billion and $6.7 billion, respectively, and SSLP Certificates of $290.6 million and $249.3 million, respectively. The SSLP Certificates are junior in right of payment to the senior notes held by GE. As of December 31, 2014 and 2013, the Company and GE owned 87.5% and 12.5%, respectively, of the outstanding SSLP Certificates.

        The SSLP's portfolio consisted of first lien senior secured loans to 50 and 47 different borrowers as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, the portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies. As of December 31, 2014 and 2013, one loan was on non-accrual status, representing 1.0% and 1.0%, respectively, of the total loans at principal amount in the SSLP. As of December 31, 2014 and 2013, the largest loan to a single borrower in the SSLP's portfolio in aggregate principal amount was $331.5 million and $321.7 million, respectively, and the five largest loans to borrowers in the SSLP totaled $1.6 billion and $1.5 billion, respectively. The portfolio companies in the SSLP are in industries similar to the companies in the Company's portfolio. Additionally, as of December 31, 2014 and 2013, the SSLP had commitments to fund various delayed draw investments to certain of its portfolio companies of $484.3 million and $510.4 million, respectively, which had been approved by the investment committee of the SSLP. As of December 31, 2014 and 2013, the Company had commitments to co-invest in the SSLP for its portion of the SSLP's commitments to fund such delayed draw investments of up to $92.5 million and $85.1 million, respectively.

        The amortized cost and fair value of the SSLP Certificates held by the Company were $2.0 billion and $2.1 billion, respectively, as of December 31, 2014 and $1.7 billion and $1.8 billion, respectively, as of December 31, 2013. The SSLP Certificates pay a weighted average coupon of LIBOR plus approximately 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, which may result in a return to the holders of the SSLP Certificates that is greater than the coupon. The Company's yield on its investment in the SSLP at fair value was 13.5% and 14.8% as of December 31, 2014 and 2013, respectively. For the years ended December 31, 2014, 2013 and 2012, the Company earned interest income of $275.0 million, $224.9 million and $184.7 million, respectively, from its investment in the SSLP Certificates. The Company is also entitled to certain fees in connection with the SSLP. For the years ended December 31, 2014, 2013 and 2012, in connection with the SSLP, the Company earned capital structuring service, sourcing and other fees totaling $69.7 million, $66.6 million and $58.2 million, respectively.

  Ivy Hill Asset Management, L.P.

        Ivy Hill Asset Management, L.P. ("IHAM") is an asset management services company and an SEC-registered investment adviser. The Company has made investments in IHAM, its wholly owned portfolio company and previously made investments in certain vehicles managed by IHAM. As of December 31, 2014, IHAM had assets under management ("IHAM AUM")(1) of approximately $2.7 billion. As of December 31, 2014, IHAM managed 13 vehicles and served as the sub-manager/sub-servicer for three other vehicles (these vehicles managed or sub-managed/sub-serviced by IHAM are collectively referred to as the "IHAM Vehicles"). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. As of December 31, 2014 and 2013, IHAM had total investments of $219.0 million and $170.0 million, respectively. For the years ended December 31, 2014, 2013 and 2012, IHAM had management and incentive fee income of $19.0 million, $21.0 million and $22.0 million, respectively, and other investment-related income of $34.0 million, $91.0 million and $40.0 million, respectively.

        The amortized cost and fair value of the Company's investment in IHAM was $171.0 million and $259.3 million, respectively, as of December 31, 2014, and $171.0 million and $280.4 million, respectively, as of December 31, 2013. For the years ended December 31, 2014, 2013 and 2012, the Company received distributions consisting entirely of dividend income from IHAM of $50.0 million, $72.4 million and $19.9 million, respectively. The dividend income for the years ended December 31, 2014 and 2013 included additional dividends of $10.0 million and $32.4 million, respectively, in addition to the quarterly dividends generally paid by IHAM.

        From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to, the Company. For any such sales or purchases by the IHAM Vehicles to or from the Company, the IHAM Vehicles must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable. During the years ended December 31, 2014 and 2013, IHAM or certain of the

(1)
IHAM AUM refers to the assets of the vehicles managed, sub-managed and sub-serviced by IHAM. It includes drawn and undrawn amounts, including certain amounts that are subject to regulatory leverage restrictions and/or borrowing base restrictions. IHAM AUM amounts are as of December 31, 2014 and are unaudited. Certain amounts are preliminary and remain subject to change, and differences may arise due to rounding.

IHAM Vehicles purchased $219.6 million and $442.3 million, respectively, of investments from the Company. A net realized loss of $0.1 million was recorded by the Company on these transactions for each of the years ended December 31, 2014 and 2013. During the years ended December 31, 2014 and 2013, the Company purchased $20.2 million and $156.0 million of investments, respectively, from certain of the IHAM Vehicles.

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

5.     DEBT

        In accordance with the Investment Company Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowing. As of December 31, 2014 the Company's asset coverage was 235%.

        The Company's outstanding debt as of December 31, 2014 and 2013 were as follows:

	As of December 31,
	2014					2013
	Total Aggregate Principal Amount Committed/ Outstanding(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding(1)	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$1,250,000	(2)	$170,000	$170,000		$1,060,000	$—	$—
Revolving Funding Facility	540,000	(3)	324,000	324,000		620,000	185,000	185,000
SMBC Funding Facility	400,000		62,000	62,000		400,000	—	—
February 2016 Convertible Notes	575,000		575,000	565,001	(4)	575,000	575,000	556,456	(4)
June 2016 Convertible Notes	230,000		230,000	225,026	(4)	230,000	230,000	221,788	(4)
2017 Convertible Notes	162,500		162,500	160,180	(4)	162,500	162,500	159,220	(4)
2018 Convertible Notes	270,000		270,000	265,431	(4)	270,000	270,000	264,097	(4)
2019 Convertible Notes	300,000		300,000	296,130	(4)	300,000	300,000	295,279	(4)
2018 Notes	750,000		750,000	750,704	(5)	600,000	600,000	596,756	(5)
2020 Notes	400,000		400,000	398,430	(6)	—	—	—
February 2022 Notes	143,750		143,750	143,750		143,750	143,750	143,750
October 2022 Notes	182,500		182,500	182,500		182,500	182,500	182,500
2040 Notes	200,000		200,000	200,000		200,000	200,000	200,000
2047 Notes	229,557		229,557	181,330	(7)	230,000	230,000	181,429	(7)

Total	$5,633,307		$3,999,307	$3,924,482		$4,973,750	$3,078,750	$2,986,275

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

(4)
Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below) less the unaccreted discount recorded upon issuance of the Convertible Unsecured Notes. The total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes was $9,999, $4,974, $2,320, $4,569 and $3,870, respectively, as of December 31, 2014. The total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes was $18,544, $8,212, $3,280, $5,903 and $4,721 respectively, as of December 31, 2013.

(5)
As of December 31, 2014, represents the aggregate principal amount outstanding plus the net unamortized premium of $704 that was recorded upon the issuances of the 2018 Notes. As of December 31, 2013, represents the aggregate principal amount less the unaccreted discount of $3,244 recorded on the first issuance of the 2018 Notes.

(6)
As of December 31, 2014, represents the aggregate principal amount less the unaccreted discount of $1,570 recorded on the issuance of the 2020 Notes.

(7)
Represents the aggregate principal amount outstanding less the unaccreted purchased discount recorded as a part of the Allied Acquisition (as defined below). The total unaccreted purchased discount for the 2047 Notes was $48,227 and $48,571 as of December 31, 2014 and 2013, respectively.

        The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all the Company's outstanding debt as of December 31, 2014 were 4.9% and 6.5 years, respectively, and as of December 31, 2013 were 5.3% and 7.9 years, respectively.

  Revolving Credit Facility

        The Company is party to a senior secured revolving credit facility (as amended and restated, the "Revolving Credit Facility"), which allows the Company to borrow up to $1,250,000 at any one time outstanding. The end of the revolving period and the stated maturity date for the Revolving Credit Facility are May 4, 2018 and May 4, 2019, respectively. The Revolving Credit Facility also includes a feature that allows, under certain circumstances, for an increase in the size of the facility to a maximum of $1,755,000. The Revolving Credit Facility generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR based loans, and monthly payments of interest on other loans. From the end of the revolving period to the stated maturity date, the Company is required to repay outstanding principal amounts under the Revolving Credit Facility on a monthly basis in an amount equal to 1/12th of the outstanding principal amount at the end of the revolving period.

        Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders' equity, (e) maintaining a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of the Company and its consolidated subsidiaries of not less than 2.0:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Borrowings under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company's portfolio that are pledged as collateral. As of December 31, 2014, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

        As of December 31, 2014 there was $170,000 outstanding under the Revolving Credit Facility. As of December 31, 2013, there were no amounts outstanding under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $200,000. As of December 31, 2014 and 2013, the Company had $29,648 and $47,898, respectively, in letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued. As of December 31, 2014, there was $1,050,352 available for borrowing (net of letters of credit issued) under the Revolving Credit Facility.

        Since May 2, 2013, subject to certain exceptions, the interest rate charged on the Revolving Credit Facility is based on LIBOR plus an applicable spread of 2.00% or a "base rate" (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of 1.00%. From May 5, 2012 through May 1, 2013, the interest rate charged on the Revolving Credit Facility was based on LIBOR plus an applicable spread of 2.25% or a "base rate" plus an applicable spread of 1.25%. Prior to and including May 4, 2012, the interest rate charged on the Revolving Credit Facility was based on LIBOR plus an applicable spread of between 2.50% and 4.00% or on a "base rate" plus an applicable spread of between 1.50% and 3.00%, in each case, based on a pricing grid depending upon the Company's credit ratings. As of December 31, 2014, the one, two, three and six month LIBOR was 0.17%, 0.21%, 0.26% and 0.36%, respectively. As of December 31, 2013, the one, two, three and six month LIBOR was 0.17%, 0.21%, 0.25% and 0.35%, respectively. In addition to the stated interest expense on the Revolving Credit Facility, since May 4, 2012, the Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. Prior to and including May 4, 2012, the commitment fee was 0.50%. Since May 2, 2013, the Company is also required to pay a letter of credit fee of 2.25% per annum on letters of credit issued. From May 5, 2012 through May 1, 2013, the letter of credit fee was 2.50% and prior to and including May 4, 2012, the letter of credit fee was 3.25%.

        The Revolving Credit Facility is secured by certain assets in the Company's portfolio and excludes investments held by Ares Capital CP under the Revolving Funding Facility and those held by ACJB under the SMBC Funding Facility, each as discussed below, and certain other investments.

        For the years ended December 31, 2014, 2013 and 2012, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Years Ended December 31,
	2014	2013	2012
Stated interest expense	$737	$3,250	$3,523
Facility fees	5,028	4,044	4,260
Amortization of debt issuance costs	2,556	2,746	4,207

Total interest and credit facility fees expense	$8,321	$10,040	$11,990

Cash paid for interest expense	$640	$3,250	$4,128
Average stated interest rate	2.20%	2.24%	2.82%
Average outstanding balance	$33,110	$144,995	$124,855

  Revolving Funding Facility

        The Company's consolidated subsidiary, Ares Capital CP Funding LLC ("Ares Capital CP"), is party to a revolving funding facility (as amended, the "Revolving Funding Facility"), which allows Ares Capital CP to borrow up to $540,000 at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are May 14, 2017 and May 14, 2019, respectively. The Revolving Funding Facility also includes a feature that allows, under certain circumstances, for an increase in the Revolving Funding Facility to a maximum of $865,000.

        Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by Ares Capital CP. Ares Capital CP is also subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests, loans with fixed rates and loans with certain investment ratings, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow. The Company and Ares Capital CP are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility. As of December 31, 2014, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

        As of December 31, 2014 and 2013, there was $324,000 and $185,000 outstanding, respectively, under the Revolving Funding Facility. Since January 25, 2013, the interest charged on the Revolving Funding Facility is based on applicable spreads ranging from 2.25% to 2.50% over LIBOR and ranging from 1.25% to 1.50% over "base rate" (as defined in the agreements governing the Revolving Funding Facility) in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the Revolving Funding Facility. From January 18, 2012 through January 24, 2013, the interest rate charged on the Revolving Funding Facility was based on LIBOR plus an applicable spread of 2.50% or on a "base rate" plus an applicable spread of 1.50%. Prior to January 18, 2012, the interest rate charged on the Revolving Funding Facility was based on LIBOR plus an applicable spread of between 2.25% and 3.75% or on a "base rate" plus an applicable spread of between 1.25% to 2.75%, in each case, based on a pricing grid depending upon the Company's credit ratings. As of December 31, 2014 and 2013, the interest rate in effect was based on one month LIBOR, which was 0.17% at the end of each period. Through May 13, 2014, Ares Capital CP was required to pay a commitment fee between 0.50% and 1.75% per annum depending on the size of the unused portion of the Revolving Funding Facility. Since May 14, 2014, Ares Capital CP is required to pay a commitment fee between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility.

        For the years ended December 31, 2014, 2013 and 2012, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the Years Ended December 31,
	2014	2013	2012
Stated interest expense	$3,997	$5,968	$10,557
Facility fees	4,271	3,702	1,209
Amortization of debt issuance costs	2,215	2,015	1,772

Total interest and credit facility fees expense	$10,483	$11,685	$13,538

Cash paid for interest expense	$3,877	$6,475	$11,979
Average stated interest rate	2.41%	2.47%	2.80%
Average outstanding balance	$163,838	$241,247	$377,098

  SMBC Funding Facility

        The Company's consolidated subsidiary, Ares Capital JB Funding LLC ("ACJB"), is party to a revolving funding facility (as amended, the "SMBC Funding Facility") with ACJB, as the borrower, and

Sumitomo Mitsui Banking Corporation ("SMBC"), as the administrative agent, collateral agent, and lender, which allows ACJB to borrow up to $400,000 at any one time outstanding. The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility are September 14, 2016 and September 14, 2021, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement.

        Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by ACJB. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Funding Facility. As of December 31, 2014, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

        As of December 31, 2014, there was $62,000 outstanding under the SMBC Funding Facility. As of December 31, 2013, there were no amounts outstanding under the SMBC Funding Facility. Since December 19, 2013, subject to certain exceptions, the interest rate charged on the SMBC Funding Facility is based on one month LIBOR plus an applicable spread of 2.00% or a "base rate" (as defined in the agreements governing the SMBC Funding Facility) plus an applicable spread of 1.00%. Prior to and including December 19, 2013, subject to certain exceptions, the interest rate charged on the SMBC Funding Facility was based on one month LIBOR plus an applicable spread of 2.125% or a "base rate" (as defined in the agreements governing the SMBC Funding Facility) plus an applicable spread of 1.125%. As of December 31, 2014 and 2013, one month LIBOR was 0.17% at the end of each period. ACJB was not required to pay a commitment fee until September 15, 2013 and through December 19, 2013, at which time ACJB was required to pay a commitment fee of up to 0.50% per annum depending on the size of the unused portion of the SMBC Funding Facility. From December 20, 2013 through March 14, 2014, ACJB was required to pay a commitment fee of up to 0.75% per annum depending on the size of the unused portion of the SMBC Funding Facility. After March 14, 2014, ACJB is required to pay a commitment fee of between 0.35% and 0.875% per annum depending on the size of the unused portion of the SMBC Funding Facility.

        For the years ended December 31, 2014, 2013 and 2012, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SMBC Funding Facility were as follows:

	For the Years Ended December 31,
	2014	2013	2012
Stated interest expense	$486	$—	$1,419
Facility fees	1,483	446	3
Amortization of debt issuance costs	1,125	1,047	629

Total interest and credit facility fees expense	$3,094	$1,493	$2,051

Cash paid for interest expense	$421	$16	$1,404
Average stated interest rate	2.16%	—%	2.41%
Average outstanding balance	$22,208	$—	$58,987

  Convertible Unsecured Notes

        In January 2011, the Company issued $575,000 aggregate principal amount of unsecured convertible notes that mature on February 1, 2016 (the "February 2016 Convertible Notes"), unless previously converted or repurchased in accordance with their terms. In March 2011, the Company issued $230,000 aggregate principal amount of unsecured convertible notes that mature on June 1, 2016 (the "June 2016 Convertible Notes"), unless previously converted or repurchased in accordance with their terms. In March 2012, the Company issued $162,500 aggregate principal amount of unsecured convertible notes that mature on March 15, 2017 (the "2017 Convertible Notes"), unless previously converted or repurchased in accordance with their terms. In the fourth quarter of 2012, the Company issued $270,000 aggregate principal amount of unsecured convertible notes that mature on January 15, 2018 (the "2018 Convertible Notes"), unless previously converted or repurchased in accordance with their terms. In July 2013, the Company issued $300,000 aggregate principal amount of unsecured convertible notes that mature on January 15, 2019 (the "2019 Convertible Notes" and together with the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes and the 2018 Convertible Notes, the "Convertible Unsecured Notes"), unless previously converted or repurchased in accordance with their terms. The Company does not have the right to redeem the Convertible Unsecured Notes prior to maturity. The February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes bear interest at a rate of 5.750%, 5.125%, 4.875%, 4.750% and 4.375%, respectively, per year, payable semi-annually.

        In certain circumstances, the Convertible Unsecured Notes will be convertible into cash, shares of the Company's common stock or a combination of cash and shares of its common stock, at the Company's election, at their respective conversion rates (listed below as of December 31, 2014) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the "Convertible Unsecured Notes Indentures"). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the Convertible Unsecured Notes Indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if the Company engages in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require the Company to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

        Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of December 31, 2014 are listed below.

	February 2016 Convertible Notes	June 2016 Convertible Notes	2017 Convertible Notes	2018 Convertible Notes	2019 Convertible Notes
Conversion premium	17.5%	17.5%	17.5%	17.5%	15.0%
Closing stock price at issuance	$16.28	$16.20	$16.46	$16.91	$17.53
Closing stock price date	January 19, 2011	March 22, 2011	March 8, 2012	October 3, 2012	July 15, 2013
Conversion price(1)	$18.52	$18.43	$19.01	$19.70	$20.05
Conversion rate (shares per one thousand dollar principal amount)(1)	53.9908	54.2575	52.6043	50.7591	49.8854
Conversion dates	August 15, 2015	December 15, 2015	September 15, 2016	July 15, 2017	July 15, 2018

(1)
Represents conversion price and conversion rate, as applicable, as of December 31, 2014, taking into account certain de minimis adjustments that will be made on the conversion date.

        As of December 31, 2014, the principal amounts of each series of the Convertible Unsecured Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company's common stock.

        The Convertible Unsecured Notes Indentures contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of the Convertible Unsecured Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Unsecured Notes Indentures. As of December 31, 2014, the Company was in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures.

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

(1)
At time of issuance.

(2)
At time of issuance and as of December 31, 2014.

        In addition to the original issue discount equal to the equity components of the Convertible Unsecured Notes, the 2018 Convertible Notes and the 2019 Convertible Notes were each issued at a discount. The Company records interest expense comprised of both stated interest expense as well as accretion of any original issue discount.

        As of December 31, 2014, the components of the carrying value of the Convertible Unsecured Notes, the stated interest rate and the effective interest rate were as follows:

	February 2016 Convertible Notes	June 2016 Convertible Notes	2017 Convertible Notes	2018 Convertible Notes	2019 Convertible Notes
Principal amount of debt	$575,000	$230,000	$162,500	$270,000	$300,000
Original issue discount, net of accretion	(9,999)	(4,974)	(2,320)	(4,569)	(3,870)

Carrying value of debt	$565,001	$225,026	$160,180	$265,431	$296,130

Stated interest rate	5.750%	5.125%	4.875%	4.750%	4.375%
Effective interest rate(1)	7.2%	6.5%	5.5%	5.2%	4.7%

(1)
The effective interest rate of the debt component of the Convertible Unsecured Notes is equal to the stated interest rate plus the accretion of original issue discount.

        For the years ended December 31, 2014, 2013 and 2012, the components of interest expense and cash paid for interest expense for the Convertible Unsecured Notes were as follows:

	For the Years Ended December 31,
	2014	2013	2012
Stated interest expense	$78,722	$71,540	$53,877
Amortization of debt issuance costs	7,292	13,508	11,099
Accretion of original issue discount	14,927	6,293	5,436

Total interest expense	$100,941	$91,341	$70,412

Cash paid for interest expense	$78,612	$62,568	$48,833

  Unsecured Notes

  2018 Notes

        In November 2013, the Company issued $600,000 aggregate principal amount of unsecured notes that mature on November 30, 2018 (the "2018 Notes"). The 2018 Notes bear interest at a rate of 4.875% per year, payable semi-annually and all principal is due upon maturity. The 2018 Notes may be redeemed in whole or in part at any time at the Company's option at a redemption price equal to par plus a "make whole" premium, as determined pursuant to the indenture governing the 2018 Notes, and any accrued and unpaid interest. The 2018 Notes were issued at a discount at the time of issuance totaling $3,312. The Company records interest expense comprised of both stated interest expense as well as any accretion of any original issue discount. Total proceeds from the issuance of the 2018 Notes, net of the original issue discount, underwriting discounts and offering costs, were $586,014. In January 2014, the Company issued an additional $150,000 aggregate principal amount of the 2018 Notes at a premium of 102.7% of their principal amount (the "Additional 2018 Notes"). The original issue premium recognized upon issuance of the Additional 2018 Notes totaled $4,050. Total proceeds from the issuance of the Additional 2018 Notes, net of underwriting discounts and offering costs, were approximately $151,900.

  2020 Notes

        In November 2014, the Company issued $400,000 aggregate principal amount of unsecured notes that mature on January 15, 2020 (the "2020 Notes"). The 2020 Notes bear interest at a rate of 3.875% per year, payable semi-annually and all principal is due upon maturity. The 2020 Notes may be redeemed in whole or in part at any time at the Company's option at a redemption price equal to par plus a "make whole" premium, if applicable, as determined pursuant to the indenture governing the 2020 Notes, and any accrued and unpaid interest. The 2020 Notes were issued at a discount at the time of issuance totaling $1,600. The Company records interest expense comprised of both stated interest expense as well as any accretion of any original issue discount. Total proceeds from the issuance of the 2020 Notes, net of the original issue discount, underwriting discounts and offering costs, were $394,308. See Note 17 for a subsequent event relating to the 2020 Notes.

  February 2022 Notes

        In February 2012, the Company issued $143,750 aggregate principal amount of unsecured notes that mature on February 15, 2022 (the "February 2022 Notes"). The February 2022 Notes bear interest at a rate of 7.00% per year, payable quarterly and all principal is due upon maturity. The February 2022 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after February 15, 2015, at a par redemption price of $25.00 per security plus accrued and unpaid interest. Total proceeds from the issuance of the February 2022 Notes, net of underwriting discounts and offering costs, were $138,338. See Note 17 for a subsequent event relating to the February 2022 Notes.

  October 2022 Notes

        In September 2012 and October 2012, the Company issued $182,500 aggregate principal amount of unsecured notes that mature on October 1, 2022 (the "October 2022 Notes"). The October 2022 Notes bear interest at a rate of 5.875% per year, payable quarterly and all principal is due upon maturity. The October 2022 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after October 1, 2015, at a par redemption price of $25.00 per security plus accrued and unpaid interest. Total proceeds from the issuance of the October 2022 Notes, net of underwriting discounts and offering costs, were $176,054.

  2040 Notes

        In October 2010, the Company issued $200,000 aggregate principal amount of unsecured notes that mature on October 15, 2040 (the "2040 Notes"). The 2040 Notes bear interest at a rate of 7.75% per year, payable quarterly and all principal is due upon maturity. The 2040 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after October 15, 2015, at a par redemption price of $25.00 per security plus accrued and unpaid interest. Total proceeds from the issuance of the 2040 Notes, net of underwriting discounts and offering costs, were $192,664.

  2047 Notes

        As part of the acquisition of Allied Capital Corporation ("Allied Capital") in April 2010 (the "Allied Acquisition"), the Company assumed $230,000 aggregate principal amount of unsecured notes due on April 15, 2047 (the "2047 Notes" and together with the 2018 Notes, the 2020 Notes, the February 2022 Notes, the October 2022 Notes and the 2040 Notes, the "Unsecured Notes"). The 2047 Notes bear interest at a rate of 6.875%, payable quarterly and all principal is due upon maturity. The 2047 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option, at a par redemption price of $25.00 per security plus accrued and unpaid interest. During the year ended December 31, 2014, the Company purchased $443 aggregate principal amount of the 2047

Notes and as a result of these transactions, the Company recognized a realized loss of $72. As of December 31, 2014 and 2013, the outstanding principal was $229,557 and $230,000, respectively, and the carrying value was $181,330 and $181,429, respectively. The carrying value represents the outstanding principal amount of the 2047 Notes less the unaccreted purchased discount recorded as a part of the Allied Acquisition.

        For the years ended December 31, 2014, 2013 and 2012, the components of interest expense and cash paid for interest expense for the Unsecured Notes were as follows:

	For the Years Ended December 31,
	2014	2013	2012
Stated interest expense	$89,804	$55,509	$43,357
Amortization of debt issuance costs	3,196	298	211
Accretion of purchase discount	180	1,129	917

Total interest expense	$93,180	$56,936	$44,485

Cash paid for interest expense	$85,672	$52,097	$42,070

        The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of December 31, 2014, the Company was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

        The Convertible Unsecured Notes and the Unsecured Notes are the Company's unsecured senior obligations and rank senior in right of payment to any future indebtedness that is expressly subordinated in right of payment to the Convertible Unsecured Notes and the Unsecured Notes; equal in right of payment to the Company's existing and future unsecured indebtedness that is not expressly subordinated; effectively junior in right of payment to any of its secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.

Small Business Investment Company

        The Company has applied to the Small Business Administration ("SBA") for a license to allow a new wholly owned subsidiary to operate as a Small Business Investment Company ("SBIC") under the Small Business Investment Act of 1958. In May 2014, the Company received a "green light" or "go forth letter" from the SBA inviting the Company to continue its application process to obtain a license to form and operate an SBIC subsidiary, and the Company submitted its license application in October 2014. If approved, the license would provide the Company with an incremental source of long-term debt capital. Receipt of a green light letter from the SBA does not assure an applicant that the SBA will ultimately issue an SBIC license, and the Company has received no assurance or indication from the SBA that it will receive an SBIC license or of the timeframe in which the Company would receive a license should one ultimately be granted.

6.     DERIVATIVE INSTRUMENTS

        The Company may enter into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company's investments denominated in foreign currencies. Forward contracts are considered undesignated derivative instruments.

        Certain information related to the Company's derivative financial instruments is presented below as of December 31, 2014:

	As of December 31, 2014
Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets in the Balance Sheet	Balance Sheet Location
Foreign currency forward contract	CAD45,000	1/8/2015	$40,247	$(38,710)	$1,537	Other assets

Total			$40,247	$(38,710)	$1,537

7.     COMMITMENTS AND CONTINGENCIES

        The Company has various commitments to fund investments in its portfolio as described below.

        As of December 31, 2014 and 2013, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company's discretion:

	As of December 31,
	2014	2013
Total revolving and delayed draw commitments	$667,303	$834,444
Less: funded commitments	(111,803)	(87,073)

Total unfunded commitments	555,500	747,371
Less: commitments substantially at discretion of the Company	(6,000)	(16,000)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(2,700)	(1,660)

Total net adjusted unfunded revolving and delayed draw commitments	$546,800	$729,711

        Included within the total revolving and delayed draw commitments as of December 31, 2014 were commitments to issue up to $71,700 in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2014, the Company had $19,695 in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. In addition to these letters of credit included as a part of the total revolving and delayed draw commitments to portfolio companies, as of December 31, 2014 the Company also had $5,284 of letters of credit issued and outstanding on behalf of other portfolio companies. For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. None of these letters of credit issued and outstanding are recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit $18,057 expire in 2015 and $6,922 expire in 2016.

        The Company also has commitments to co-invest in the SSLP for the Company's portion of the SSLP's commitments to fund delayed draw investments to certain portfolio companies of the SSLP. See Note 4 for more information.

        As of December 31, 2014 and 2013, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of December 31,
	2014	2013
Total private equity commitments	$107,000	$59,500
Less: funded private equity commitments	(13,912)	(11,891)

Total unfunded private equity commitments	93,088	47,609
Less: private equity commitments substantially at discretion of the Company	(91,163)	(43,206)

Total net adjusted unfunded private equity commitments	$1,925	$4,403

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

  Lease Commitments

        The Company is obligated under a number of operating leases and subleases for office spaces with terms ranging from less than one year to more than 15 years. Total rent expense incurred by the Company for the years ended December 31, 2014, 2013 and 2012 was $3,366, $3,687 and $3,958, respectively.

        The following table shows future minimum payments under the Company's operating leases and subleases as of December 31, 2014:

For the Years Ended December 31,	Amount
2015	$8,671
2016	9,349
2017	9,514
2018	9,406
2019	9,411
Thereafter	58,591

Total	$104,942

        For certain of its operating leases, the Company has entered into subleases including ones with Ares Management and IHAM, a wholly owned portfolio company of the Company. See Note 13 for further description of these subleases.

        The following table shows future expected rental payments to be received under the Company's subleases as of December 31, 2014. The current allocations reflected below are as of December 31, 2014. The allocations in connection with the Company's subleases are subject to change and future review. Further, such allocations are subject to change depending on the composition of, and functions performed by, the staff in each office.

For the Years Ended December 31,	Amount
2015	$5,148
2016	5,584
2017	5,677
2018	5,674
2019	5,614
Thereafter	37,144

Total	$64,841

8.     FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company follows ASC 825-10, which provides companies the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company's choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. The Company has not elected the ASC 825-10 option to report selected financial assets and liabilities at fair value. With the exception of the line items entitled "other assets" and "debt," which are reported at amortized cost, all assets and liabilities approximate fair value on the balance sheet. The carrying value of the lines titled "interest receivable," "receivable for open trades," "payable for open trades," "accounts payable and other liabilities," "base management fees payable," "income based fees payable," "capital gains incentive fees payable" and "interest and facility fees payable" approximate fair value due to their short maturity.

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

        The Company's portfolio investments (other than as discussed below in the following paragraph) are typically valued using two different valuation techniques. The first valuation technique is an analysis of the enterprise value ("EV") of the portfolio company. Enterprise value means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining EV uses a multiple analysis whereby appropriate multiples are applied to the portfolio company's EBITDA (net income before net interest expense, income tax expense, depreciation and amortization). EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. The Company may also employ other valuation multiples to determine EV, such as revenues or, in the case of certain portfolio companies in the power generation industry, kilowatt capacity. The second method for determining EV uses a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions). The EV analysis is performed to determine the value of equity investments, the value of debt investments in portfolio companies where the Company has control or could gain control through an option or warrant security, and to determine if there is credit impairment for debt investments. If debt investments are credit impaired, an EV analysis may be used to value such debt investments; however, in addition to the methods outlined above, other methods such as a liquidation or wind-down analysis may be utilized to estimate enterprise value. The second valuation technique is a yield analysis, which is typically performed for non-credit impaired debt investments in portfolio companies where the Company does not own a controlling equity position. To determine fair value using a yield analysis, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the yield analysis, the Company considers the current contractual interest rate, the maturity and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the enterprise value of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Company depends on primary market data, including newly funded transactions, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.

        For other portfolio investments such as investments in collateralized loan obligations and the SSLP Certificates, discounted cash flow analysis is the primary technique utilized to determine fair value. Expected future cash flows associated with the investment are discounted to determine a present value using a discount rate that reflects estimated market return requirements.

        The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of December 31, 2014 and 2013. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company's determination of fair values.

	As of December 31, 2014
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
First lien senior secured loans	$3,700,602	Yield analysis	Market yield	4.0% - 20.0%	8.5%
Second lien senior secured loans	1,900,464	Yield analysis	Market yield	6.6% - 13.5%	9.5%
Subordinated certificates of the SSLP	2,065,015	Discounted cash flow analysis	Discount rate	10.0% - 13.0%	11.8%
Senior subordinated debt	523,288	Yield analysis	Market yield	8.3% - 14.0%	11.2%
Preferred equity securities	190,254	EV market multiple analysis	EBITDA multiple	4.5x - 15.2x	9.7	x
Other equity securities and other	644,157	EV market multiple analysis	EBITDA multiple	4.5x - 14.5x	9.5	x

Total	$9,023,780

	As of December 31, 2013
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Estimated Range	Weighted Average
First lien senior secured loans	$3,433,608	Yield analysis	Market yield	4.0% - 19.0%	8.4%
Second lien senior secured loans	1,319,191	Yield analysis	Market yield	6.1% - 25.3%	10.3%
Subordinated certificates of the SSLP	1,771,369	Discounted cash flow analysis	Discount rate	10.5% - 13.5%	12.3%
Senior subordinated debt	267,171	Yield analysis	Market yield	9.0% - 17.5%	11.7%
Preferred equity securities	229,006	EV market multiple analysis	EBITDA multiple	4.5x - 11.6x	8.3	x
Other equity securities and other	612,552	EV market multiple analysis	EBITDA multiple	4.5x - 14.8x	8.6	x

Total	$7,632,897

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

        The following table presents fair value measurements of cash and cash equivalents, investments and derivatives as of December 31, 2014:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$194,555	$194,555	$—	$—
Investments	$9,028,379	$4,599	$—	$9,023,780
Derivatives	$1,537	$—	$1,537	$—

        The following table presents fair value measurements of cash and cash equivalents and investments as of December 31, 2013:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$149,629	$149,629	$—	$—
Investments	$7,632,897	$—	$—	$7,632,897

        The following table presents changes in investments that use Level 3 inputs as of and for the as of and for the year ended December 31, 2014:

As of and For the Year Ended December 31, 2014
Balance as of December 31, 2013	$7,632,897
Net realized gains	90,578
Net unrealized gains	56,379
Purchases	4,536,868
Sales	(1,035,697)
Redemptions	(2,267,822)
Payment-in-kind interest and dividends	11,916
Net accretion of discount on securities	3,153
Net transfers in and/or out of Level 3	(4,492)

Balance as of December 31, 2014	$9,023,780

        As of December 31, 2014, the net unrealized appreciation on the investments that use Level 3 inputs was $150,237.

        For the year ended December 31, 2014, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company's Level 3 assets still held as of December 31, 2014, and reported within the net unrealized gains (losses) from investments in the Company's consolidated statement of operations was $63,638.

        The following table presents changes in investments that use Level 3 inputs as of and for the year ended December 31, 2013:

As of and For the Year Ended December 31, 2013
Balance as of December 31, 2012	$5,914,657
Net realized gains	63,629
Net unrealized losses	(5,612)
Purchases	3,493,227
Sales	(866,052)
Redemptions	(990,538)
Payment-in-kind interest and dividends	18,894
Net accretion of discount on securities	4,692
Net transfers in and/or out of Level 3	—

Balance as of December 31, 2013	$7,632,897

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

        Following are the carrying and fair values of the Company's debt obligations as of December 31, 2014 and 2013. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company's marketplace credit ratings, or market quotes, if available.

	As of December 31,
	2014			2013
	Carrying value(1)		Fair value	Carrying value(1)		Fair value
Revolving Credit Facility	$170,000		$170,000	$—		$—
Revolving Funding Facility	324,000		324,000	185,000		185,000
SMBC Funding Facility	62,000		62,000	—		—
February 2016 Convertible Notes (principal amount outstanding of $575,000)	565,001	(2)	592,940	556,456	(2)	620,960
June 2016 Convertible Notes (principal amount outstanding of $230,000)	225,026	(2)	237,010	221,788	(2)	246,810
2017 Convertible Notes (principal amount outstanding of $162,500)	160,180	(2)	168,521	159,220	(2)	172,289
2018 Convertible Notes (principal amount outstanding of $270,000)	265,431	(2)	279,169	264,096	(2)	284,702
2019 Convertible Notes (principal amount outstanding of $300,000)	296,130	(2)	302,532	295,279	(2)	311,169
2018 Notes (principal amount outstanding of $750,000 and $600,000, respectively)	750,704	(3)	788,288	596,757	(3)	619,782
2020 Notes (principal amount outstanding of $400,000)	398,430	(4)	399,740	—		—
February 2022 Notes (principal amount outstanding of $143,750)	143,750		144,764	143,750		149,364
October 2022 Notes (principal amount outstanding of $182,500)	182,500		183,835	182,500		181,770
2040 Notes (principal amount outstanding of $200,000)	200,000		203,208	200,000		199,208
2047 Notes (principal amount outstanding of $229,557 and $230,000, respectively)	181,330	(5)	226,592	181,429	(5)	206,606

	$3,924,482	(6)	$4,082,599	$2,986,275	(6)	$3,177,660

(1)
Except for the Convertible Unsecured Notes, the 2018 Notes, the 2020 Notes and the 2047 Notes, all carrying values are the same as the principal amounts outstanding.

(2)
Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes less the unaccreted discount recorded upon issuance of each respective series of the Convertible Unsecured Notes.

(3)
As of December 31, 2014, represents the aggregate principal amount outstanding plus the net unamortized premium that was recorded upon the issuances of the 2018 Notes. As of December 31, 2013, represents the aggregate principal amount outstanding of the 2018 Notes less the unaccreted discount recognized on the first issuance of the 2018 Notes.

(4)
As of December 31, 2014, represents the aggregate principal amount outstanding of the 2020 Notes less the unaccreted discount recognized on the issuance of the 2020 Notes.

(5)
Represents the aggregate principal amount outstanding of the 2047 Notes less the unaccreted purchased discount.

(6)
Total principal amount of debt outstanding totaled $3,999,307 and $3,078,750 as of December 31, 2014 and December 31, 2013, respectively.

        The following table presents fair value measurements of the Company's debt obligations as of December 31, 2014 and 2013:

	As of December 31,
Fair Value Measurements Using	2014	2013
Level 1	$758,399	$736,948
Level 2	3,324,200	2,440,712

Total	$4,082,599	$3,177,660

9.     STOCKHOLDERS' EQUITY

        The following table summarizes the total shares issued and proceeds received in public offerings of the Company's common stock net of underwriting discounts and offering costs for the years ended December 31, 2014, 2013 and 2012:

	Shares issued	Offering price per share(1)	Proceeds net of underwriting discounts and offering costs
2014
July 2014 public offering	15,525	$16.63	$257,667

Total for the year ended December 31, 2014	15,525		$257,667
2013
December 2013 public offering	16,445	$17.47	$285,993
October 2013 public offering	12,650	$16.98	214,339
April 2013 public offering	19,148	$17.43	333,144

Total for the year ended December 31, 2013	48,243		$833,476
2012
August 2012 public offering	25,875	$16.55	$427,566
January 2012 public offering	16,422	$15.41	252,415

	42,297		$679,981

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

10.   EARNINGS PER SHARE

        The following information sets forth the computations of basic and diluted net increase in stockholders' equity resulting from operations per share for the years ended December 31, 2014, 2013 and 2012:

	For the Years Ended December 31,
	2014	2013	2012
Net increase in stockholders' equity resulting from operations available to common stockholders	$590,949	$488,521	$508,178
Weighted average shares of common stock outstanding—basic and diluted	305,287	266,939	230,151
Basic and diluted net increase in stockholders' equity resulting from operations per share	$1.94	$1.83	$2.21

        For the purpose of calculating diluted net increase in stockholders' equity resulting from operations per share, the average closing price of the Company's common stock for the year ended December 31, 2014 was less than the conversion price for each of the Convertible Unsecured Notes outstanding as of December 31, 2014. For the year ended December 31, 2013 and the date of issuance of the 2019 Convertible Notes through December 31, 2013, the average closing price of the Company's common stock for such period was each less than the conversion price for each of the Convertible Unsecured Notes outstanding as of December 31, 2013. For the year ended December 31, 2012, the date of issuance of the 2018 Convertible Notes through December 31, 2012 and the date of issuance of the 2017 Convertible Notes through December 31, 2012, the average closing price of the Company's common stock for such period was each less than the conversion price for each of the Convertible Unsecured Notes outstanding as of December 31, 2012. Therefore, for all periods presented in the financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Unsecured Notes have no impact on the computation of diluted net increase in stockholders' equity resulting from operations per share.

11.   INCOME AND EXCISE TAXES

        For income tax purposes, dividends paid and distributions made to the Company's stockholders are reported by the Company to the stockholders as ordinary income, capital gains, or a combination thereof. Dividends paid per common share for the years ended December 31, 2014, 2013 and 2012 were taxable as follows (unaudited):

	For the Years Ended December 31,
	2014	2013	2012
Ordinary income(1)	$1.57	$1.57	$1.56
Capital gains	—	—	0.04

Total	$1.57	$1.57	$1.60

(1)
For the years ended December 31, 2014, 2013 and 2012, ordinary income included dividend income of approximately $0.1055, $0.1082 and $0.0918, per share, respectively, that qualified to be taxed at the maximum capital gains rate. For certain eligible corporate shareholders, these dividends were eligible for the dividends received deduction.

        The following reconciles net increase in stockholders' equity resulting from operations to taxable income for the years ended December 31, 2014, 2013 and 2012:

	For the Years Ended December 31,
	2014	2013	2012
	(Estimated)(1)
Net increase in stockholders' equity resulting from operations	$590,949	$488,521	$508,178
Adjustments:
Net unrealized (gains) losses on investments	(59,364)	5,610	(115,261)
Income not currently taxable	(58,608)	(78,309)	(26,270)
Income for tax but not book	12,533	43,264	55,723
Expenses not currently deductible	42,764	24,876	46,333
Expenses for tax but not book	(4,628)	(7,906)	(6,211)
Realized gain/loss differences	(94,546)	(65,244)	(15,689)

Taxable income	$429,100	$410,812	$446,803

(1)
The calculation of estimated 2014 taxable income includes a number of estimated inputs, including information received from third parties and, as a result, actual 2014 taxable income will not be finally determined until the Company's 2014 tax return is filed in 2015 (and, therefore, such estimate is subject to change).

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

        Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. As of December 31, 2014, the Company estimates that it will have a capital loss carryforward of approximately $103 million available for use in later tax years. Because of the loss limitation rules of the Code, some of the tax basis capital losses may be limited in their use. The unused balance will be carried forward and utilized as gains are realized, subject to such limitations. In addition to the capital loss carryforwards, the Company realized tax basis net losses totaling approximately $0.3 billion from the Allied Capital portfolio since the Allied Acquisition through December 31, 2014, that have not yet been deducted for tax purposes as their deductibility in years since the Allied Acquisition was limited by the Code. While the Company's ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, substantially all of the Company's capital loss carryforwards and the net realized losses from the Allied Capital portfolio may become permanently unavailable due to limitations by the Code.

        For 2014, the Company had estimated taxable income in excess of the distributions made from such taxable income during the year, and therefore, the Company has elected to carry forward the excess for distribution to shareholders in 2015. The amount carried forward to 2015 is estimated to be approximately $181 million, although this amount will not be finalized until the 2014 tax returns are filed in 2015. For 2013 and 2012, the Company had taxable income in excess of the distributions made from such taxable income during the year, and therefore, the Company elected to carry forward the excess for distribution to shareholders in 2014 and 2013, respectively. The amount carried forward to 2014 and 2013 was approximately $232 million and $246 million, respectively. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company accrues excise tax on estimated excess taxable income. For the years ended December 31, 2014, 2013 and 2012, a net expense of $5,486, $10,277 and $7,937, respectively, was recorded for U.S. federal excise tax.

        As of December 31, 2014, the cost basis of investments for tax purposes was $9.6 billion resulting in estimated gross unrealized gains and losses of $0.3 billion and $0.9 billion, respectively. As of December 31, 2013, the cost basis of investments for tax purposes was $8.5 billion resulting in estimated gross unrealized gains and losses of $0.3 billion and $1.2 billion, respectively. As of December 31, 2014 and 2013, the cost of investments for tax purposes was greater than the amortized cost of investments for book purposes of $8.9 billion and $7.5 billion, respectively, primarily as a result of the Allied Acquisition. The Allied Acquisition qualified as a tax free merger, which resulted in the acquired assets retaining Allied Capital's cost basis at the merger date.

        In general, the Company may make certain adjustments to the classification of stockholders' equity as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes, among other items. During the year ended December 31, 2014, the Company decreased accumulated overdistributed net investment income by $18,329, increased accumulated net realized loss on investments, foreign currency transactions, extinguishment of debt and other assets by $95,411 and increased capital in excess of par value by $77,082. During the year ended December 31, 2013, the Company decreased accumulated overdistributed net investment income by $14,106, increased accumulated net realized loss on investments, foreign currency transactions, extinguishment of debt and other assets by $26,151 and increased capital in excess of par value by $12,045. During the year ended December 31, 2012, the Company decreased accumulated overdistributed net investment income by $11,172, increased accumulated net realized loss on investments, foreign currency transactions, extinguishment of debt and other assets by $27,982 and increased capital in excess of par value by $16,810.

        Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2014, 2013 and 2012, the Company recorded a tax expense of approximately $12,843, $3,828 and $3,235, respectively, for these subsidiaries.

12.   DIVIDENDS AND DISTRIBUTIONS

        The following table summarizes the Company's dividends declared and payable during the years ended December 31, 2014, 2013 and 2012:

Date declared	Record date	Payment date	Per share amount		Total amount
November 4, 2014	December 15, 2014	December 31, 2014	$0.38		$119,361
August 5, 2014	September 15, 2014	September 30, 2014	0.38		119,361
May 6, 2014	June 16, 2014	June 30, 2014	0.38		113,343
February 26, 2014	March 14, 2014	March 31, 2014	0.38		113,228
November 5, 2013	March 14, 2014	March 28, 2014	0.05	(1)	14,899

Total declared for 2014			$1.57		$480,192

November 5, 2013	December 16, 2013	December 31, 2013	$0.38		$112,307
November 5, 2013	December 16, 2013	December 31, 2013	0.05	(1)	14,777
August 6, 2013	September 16, 2013	September 30, 2013	0.38		101,959
May 7, 2013	June 14, 2013	June 28, 2013	0.38		101,856
February 27, 2013	March 15, 2013	March 29, 2013	0.38		94,488

Total declared for 2013			$1.57		$425,387

November 5, 2012	December 14, 2012	December 28, 2012	$0.38		$94,360
November 5, 2012	December 14, 2012	December 28, 2012	0.05	(1)	12,415
August 7, 2012	September 14, 2012	September 28, 2012	0.38		94,250
August 7, 2012	September 14, 2012	September 28, 2012	0.05	(1)	12,401
May 8, 2012	June 15, 2012	June 29, 2012	0.37		82,094
February 28, 2012	March 15, 2012	March 30, 2012	0.37		81,974

Total declared for 2012			$1.60		$377,494

(1)
Represents an additional dividend.

        The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the years ended December 31, 2014, 2013 and 2012, was as follows:

	2014	2013	2012
Shares issued	612	1,076	1,226
Average price per share	$17.74	$17.58	$16.68
Shares purchased by plan agent for stockholders	696	—	—
Average price per share	$15.93	$—	$—

13.   RELATED PARTY TRANSACTIONS

        In accordance with the investment advisory and management agreement, the Company bears all costs and expenses of the operation of the Company and reimburses its investment adviser or its affiliates for certain of such costs and expenses incurred in the operation of the Company. For the years ended December 31, 2014, 2013 and 2012, the Company's investment adviser or its affiliates incurred such expenses totaling $6,197, $5,250 and $3,528, respectively. As of December 31, 2014, $1,696 was unpaid and such payable is included in "accounts payable and other liabilities" in the accompanying consolidated balance sheet.

        The Company is party to office leases pursuant to which it is leasing office facilities from third parties. For certain of these office leases, the Company has also entered into separate subleases with Ares Management LLC, the sole member of Ares Capital Management, and IHAM, pursuant to which Ares Management LLC and IHAM sublease a portion of these leases. For the years ended December 31, 2014, 2013 and 2012, amounts payable to the Company under these subleases totaled $4,073, $2,183 and $1,587, respectively.

        Ares Management LLC has also entered into separate subleases with the Company, pursuant to which the Company subleases certain office spaces from Ares Management LLC. For the years ended December 31, 2014 and 2013 amounts payable to Ares Management LLC under these subleases totaled $569 and $185, respectively. For the year ended December 31, 2012, there were no amounts payable to Ares Management LLC as there were no such subleases in place during that period.

        The Company also was party to an office sublease with Ares Commercial Real Estate Management LLC ("ACREM"), a wholly owned subsidiary of Ares Management LLC and manager of Ares Commercial Real Estate Corporation. The Company's office sublease with ACREM was terminated on June 30, 2013. For the years ended December 31, 2013 and 2012, amounts payable under this sublease by the Company to ACREM totaled $26 and $55, respectively.

        See Note 3 for descriptions of other related party transactions.

14.   FINANCIAL HIGHLIGHTS

        The following is a schedule of financial highlights as of and for the years ended December 31, 2014, 2013 and 2012:

	As of and For the Years Ended December 31,
Per Share Data:	2014	2013	2012
Net asset value, beginning of period(1)	$16.46	$16.04	$15.34
Issuances of common stock	—	0.16	0.05
Issuances of the Convertible Unsecured Notes	—	—	0.04
Net investment income for period(2)	1.43	1.61	1.52
Net realized and unrealized gains for period(2)	0.51	0.22	0.69

Net increase in stockholders' equity	1.94	1.99	2.30
Total distributions to stockholders	(1.57)	(1.57)	(1.60)

Net asset value at end of period(1)	$16.82	$16.46	$16.04

Per share market value at end of period	$15.61	$17.77	$17.50
Total return based on market value(3)	(3.32)%	10.51%	23.62%
Total return based on net asset value(4)	11.79%	11.41%	14.34%
Shares outstanding at end of period	314,108	297,971	248,653
Ratio/Supplemental Data:
Net assets at end of period	$5,283,715	$4,904,444	$3,988,346
Ratio of operating expenses to average net assets(5)(6)	10.46%	10.03%	10.70%
Ratio of net investment income to average net assets(5)(7)	8.71%	9.86%	9.62%
Portfolio turnover rate(5)	39%	27%	45%

(1)
The net assets used equals the total stockholders' equity on the consolidated balance sheet.

(2)
Weighted average basic per share data.

(3)
For the year ended December 31, 2014, the total return based on market value equaled the decrease of the ending market value at December 31, 2014 of $15.61 per share from the ending market value at December 31, 2013 of $17.77 per share plus the declared and payable dividends of

  $1.57 per share for the year ended December 31, 2014, divided by the market value at December 31, 2013. For the year ended December 31, 2013, the total return based on market value equaled the increase of the ending market value at December 31, 2013 of $17.77 per share from the ending market value at December 31, 2012 of $17.50 per share plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2013, divided by the market value at December 31, 2012. For the year ended December 31, 2012, the total return based on market value equaled the increase of the ending market value at December 31, 2012 of $17.50 per share from the ending market value at December 31, 2011 of $15.45 per share plus the declared and payable dividends of $1.60 per share for the year ended December 31, 2012, divided by the market value at December 31, 2011. The Company's shares fluctuate in value. The Company's performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4)
For the year ended December 31, 2014, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2014, divided by the beginning net asset value for the period. For the year ended December 31, 2013, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2013, divided by the beginning net asset value for the period. For the year ended December 31, 2012, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.60 per share for the year ended December 31, 2012 divided by the beginning net asset value for the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan, the issuance of common stock in connection with any equity offerings and the equity components of any convertible notes issued during the period. The Company's performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)
The ratios reflect an annualized amount.

(6)
For the year ended December 31, 2014, the ratio of operating expenses to average net assets consisted of 2.51% of base management fees, 2.90% of income based fees and capital gains incentive fees, 4.24% of the cost of borrowing and 0.81% of other operating expenses. For the year ended December 31, 2013, the ratio of operating expenses to average net assets consisted of 2.40% of base management fees, 2.80% of income based fees and capital gains incentive fees, 3.94% of the cost of borrowing and 0.89% of other operating expenses. For the year ended December 31, 2012, the ratio of operating expenses to average net assets consisted of 2.38% of base management fees, 3.50% of income based fees and capital gains incentive fees, 3.94% of the cost of borrowing and other operating expenses of 0.88%. These ratios reflect annualized amounts.

(7)
The ratio of net investment income to average net assets excludes income taxes related to realized gains and losses.

15.   SELECTED QUARTERLY DATA (Unaudited)

	2014
	Q4	Q3	Q2	Q1
Total investment income	$270,917	$253,396	$224,927	$239,719
Net investment income before net realized and unrealized gains and income based fees and capital gains incentive fees	$166,532	$149,722	$127,699	$141,589
Income based fees and capital gains incentive fees	$38,347	$44,432	$35,708	$29,253
Net investment income before net realized and unrealized gains	$128,185	$105,290	$91,991	$112,336
Net realized and unrealized gains	$25,202	$72,449	$50,840	$4,656
Net increase in stockholders' equity resulting from operations	$153,387	$177,739	$142,831	$116,992
Basic and diluted earnings per common share	$0.49	$0.57	$0.48	$0.39
Net asset value per share as of the end of the quarter	$16.82	$16.71	$16.52	$16.42

	2013
	Q4	Q3	Q2	Q1
Total investment income	$233,742	$246,801	$206,123	$195,055
Net investment income before net realized and unrealized gains (losses) and income based fees and capital gains incentive fees	$145,003	$161,421	$126,951	$119,182
Income based fees and capital gains incentive fees	$33,493	$35,199	$33,374	$20,085
Net investment income before net realized and unrealized gains (losses)	$111,510	$126,222	$93,577	$99,097
Net realized and unrealized gains (losses)	$22,374	$14,575	$39,921	$(18,755)
Net increase in stockholders' equity resulting from operations	$133,884	$140,797	$133,498	$80,342
Basic and diluted earnings per common share	$0.47	$0.52	$0.50	$0.32
Net asset value per share as of the end of the quarter	$16.46	$16.35	$16.21	$15.98

	2012
	Q4	Q3	Q2	Q1
Total investment income	$212,160	$190,572	$177,555	$167,738
Net investment income before net realized and unrealized gains and income based fees and capital gains incentive fees	$138,249	$123,599	$110,634	$103,424
Income based fees and capital gains incentive fees	$43,787	$34,139	$22,733	$26,386
Net investment income before net realized and unrealized gains	$94,462	$89,460	$87,901	$77,038
Net realized and unrealized gains	$80,682	$47,095	$3,031	$28,509
Net increase in stockholders' equity resulting from operations	$175,144	$136,555	$90,932	$105,547
Basic and diluted earnings per common share	$0.71	$0.59	$0.41	$0.49
Net asset value per share as of the end of the quarter	$16.04	$15.74	$15.51	$15.47

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

        On May 20, 2013, the Company was named as one of several defendants in an action (the "Action") filed in the United States District Court for the Eastern District of Pennsylvania (the "Pennsylvania Court") by the bankruptcy trustee of DSI Renal Holdings LLC and two related companies. On March 17, 2014, the Action was transferred to the United States District Court for the District of Delaware (the "Delaware Court") pursuant to a motion filed by the defendants and granted by the Pennsylvania Court. On May 6, 2014, the Delaware Court referred the Action to the United States Bankruptcy Court for the District of Delaware. The complaint in the Action alleges, among other things, that each of the named defendants participated in a purported "fraudulent transfer" involving the restructuring of a subsidiary of DSI Renal Holdings LLC. Among other things, the complaint seeks, jointly and severally from all defendants, (1) damages of approximately $425 million, of which the complaint states the Company's individual share is approximately $117 million, and (2) punitive damages. The Company is currently unable to assess with any certainty whether it may have any exposure in the Action. The Company believes the plaintiff's claims are without merit and intends to vigorously defend itself in the Action.

17.   SUBSEQUENT EVENTS

        The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2014, except as disclosed below.

        In January 2015, the Company issued an additional $200,000 aggregate principal amount of the 2020 Notes (the "Additional 2020 Notes") at a premium of 100.2% of its principal amount. Total proceeds from the issuance of the Additional 2020 Notes, net of underwriting discounts and offering costs, were approximately $198,359. The proceeds were used to repay outstanding indebtedness under the Company's debt facilities and for general corporate purposes, including investing in portfolio companies in accordance with the Company's investment objective.

        In February 2015, the Company notified the holders of its February 2022 Notes that it planned to redeem the entire $143,800 aggregate principal amount outstanding, in accordance with the terms of the indenture governing the February 2022 Notes. The Company expects to complete the redemption on or about March 16, 2015.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES CAPITAL CORPORATION
By:	/s/ R. KIPP DEVEER R. Kipp deVeer Chief Executive Officer Date: February 26, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ R. KIPP DEVEER R. Kipp deVeer Chief Executive Officer (principal executive officer) Date: February 26, 2015
By:	/s/ PENNI F. ROLL Penni F. Roll Chief Financial Officer (principal financial officer) Date: February 26, 2015
By:	/s/ SCOTT C. LEM Scott C. Lem Chief Accounting Officer (principal accounting officer) Date: February 26, 2015
By:	/s/ STEVE BARTLETT Steve Bartlett Director Date: February 26, 2015
By:	/s/ ANN TORRE BATES Ann Torre Bates Director Date: February 26, 2015
By:	/s/ STEVEN B. MCKEEVER Steven B. McKeever Director Date: February 26, 2015
By:	/s/ FRANK E. O'BRYAN Frank E. O'Bryan Director Date: February 26, 2015

By:	/s/ ANTONY P. RESSLER Antony P. Ressler Director Date: February 26, 2015
By:	/s/ ROBERT L. ROSEN Robert L. Rosen Director Date: February 26, 2015
By:	/s/ BENNETT ROSENTHAL Bennett Rosenthal Director Date: February 26, 2015
By:	/s/ ERIC B. SIEGEL Eric B. Siegel Director Date: February 26, 2015
By:	/s/ MICHAEL J AROUGHETI Michael J Arougheti Director Date: February 26, 2015