Form 10-Q
period 2015-03-31
ARES CAPITAL CORP
filed 2015-05-04
CIK 1287750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2015
Common stock, $0.001 par value	314,468,685

ARES CAPITAL CORPORATION

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands, except per share data)

	As of
	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$5,770,508	$6,270,075
Non-controlled affiliate company investments	202,808	228,716
Controlled affiliate company investments	2,508,565	2,529,588
Total investments at fair value (amortized cost of $8,376,289 and $8,875,095, respectively)	8,481,881	9,028,379
Cash and cash equivalents	131,977	194,555
Interest receivable	140,202	160,981
Receivable for open trades	56,383	859
Other assets	107,016	112,999
Total assets	$8,917,459	$9,497,773
LIABILITIES
Debt	$3,429,164	$3,924,482
Base management fees payable	33,916	34,497
Income based fees payable	29,365	33,070
Capital gains incentive fees payable	64,766	92,979
Accounts payable and other liabilities	57,229	81,892
Interest and facility fees payable	47,044	46,974
Payable for open trades	558	164
Total liabilities	3,662,042	4,214,058
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share, 500,000 common shares authorized; 314,469 and 314,108 common shares issued and outstanding, respectively	314	314
Capital in excess of par value	5,334,249	5,328,057
Accumulated overdistributed net investment income	(46,235)	(32,846)
Accumulated net realized loss on investments, foreign currency transactions, extinguishment of debt and other assets	(138,753)	(166,668)
Net unrealized gains on investments and foreign currency transactions	105,842	154,858
Total stockholders’ equity	5,255,417	5,283,715
Total liabilities and stockholders’ equity	$8,917,459	$9,497,773
NET ASSETS PER SHARE	$16.71	$16.82

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income from investments	$124,827	$99,781
Capital structuring service fees	12,765	14,323
Dividend income	3,831	7,976
Other income	2,494	7,048
Total investment income from non-controlled/non-affiliate company investments	143,917	129,128
From non-controlled affiliate company investments:
Interest income from investments	2,595	2,900
Capital structuring service fees	—	650
Dividend income	625	2,672
Other income	62	327
Total investment income from non-controlled affiliate company investments	3,282	6,549
From controlled affiliate company investments:
Interest income from investments	71,234	70,843
Capital structuring service fees	7,416	5,925
Dividend income	20,099	20,078
Management and other fees	6,038	5,952
Other income	1,261	1,244
Total investment income from controlled affiliate company investments	106,048	104,042
Total investment income	253,247	239,719
EXPENSES:
Interest and credit facility fees	58,575	52,493
Base management fees	33,916	30,084
Income based fees	29,365	28,318
Capital gain incentive fees	(4,220)	935
Administrative fees	3,456	3,743
Other general and administrative	6,953	6,430
Total expenses	128,045	122,003
NET INVESTMENT INCOME BEFORE INCOME TAXES	125,202	117,716

	For the Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Income tax expense, including excise tax	3,525	5,380
NET INVESTMENT INCOME	121,677	112,336
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND FOREIGN CURRENCY TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	26,894	10,148
Non-controlled affiliate company investments	333	38
Controlled affiliate company investments	—	1,768
Foreign currency transactions	4,527	163
Net realized gains	31,754	12,117
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	(34,411)	(14,879)
Non-controlled affiliate company investments	5,584	14,919
Controlled affiliate company investments	(18,863)	(7,414)
Foreign currency transactions	(1,326)	(15)
Net unrealized losses	(49,016)	(7,389)
Net realized and unrealized gains (losses) from investments and foreign currency transactions	(17,262)	4,728
REALIZED LOSSES ON EXTINGUISHMENT OF DEBT	(3,839)	(72)
NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$100,576	$116,992
BASIC AND DILUTED EARNINGS PER COMMON SHARE (see Note 10)	$0.32	$0.39
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 10)	314,108	297,972

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2015

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
CIC Flex, LP (9)	Investment partnership	Limited partnership units (0.94 units)		9/7/2007	$—	$250	(2)
Covestia Capital Partners, LP (9)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	487	1,863	(2)
HCI Equity, LLC (7)(8)(9)	Investment company	Member interest (100.00% interest)		4/1/2010	—	97
Imperial Capital Private Opportunities, LP (9)(29)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	4,654	19,436	(2)
Partnership Capital Growth Fund I, L.P. (9)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	9	1,229	(2)
Partnership Capital Growth Investors III, L.P. (9)(29)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	3,030	3,217	(2)
PCG-Ares Sidecar Investment, L.P. (9)(29)	Investment partnership	Limited partnership interest (100.00% interest)		5/22/2014	2,104	1,418	(2)
PCG-Ares Sidecar Investment II, L.P. (9)(29)	Investment partnership	Limited partnership interest (100.00% interest)		10/31/2014	6,500	7,726	(2)
Piper Jaffray Merchant Banking Fund I, L.P. (9)(29)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	1,084	993	(2)
Senior Secured Loan Fund LLC (7)(10)(30)	Co-investment vehicle	Subordinated certificates ($1,974,650 par due 12/2024)	8.27% (Libor + 8.00%/M)(24)	10/30/2009	1,974,650	2,004,269
		Member interest (87.50% interest)		10/30/2009	—	—
					1,974,650	2,004,269
VSC Investors LLC (9)	Investment company	Membership interest (1.95% interest)		1/24/2008	879	1,607	(2)
					1,993,397	2,042,105		38.86%
Healthcare Services
Alegeus Technologies Holdings Corp.	Benefits administration and transaction processing provider	Preferred stock (2,997 shares)		12/13/2013	3,087	1,820
		Common stock (3 shares)		12/13/2013	3	—
					3,090	1,820
American Academy Holdings, LLC	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	First lien senior secured loan ($8,810 par due 6/2019)	7.00% (Libor + 6.00%/Q)	6/27/2014	8,810	8,810	(2)(13)(23)
		First lien senior secured loan ($52,039 par due 6/2019)	7.00% (Libor + 6.00%/Q)	6/27/2014	52,039	52,039	(3)(13)(23)
		First lien senior secured loan ($3,920 par due 6/2019)	4.00% (Libor + 3.00%/Q)	6/27/2014	3,920	3,920	(4)(23)
					64,769	64,769
AwarePoint Corporation	Healthcare technology platform developer	First lien senior secured loan ($10,000 par due 6/2018)	9.50%	9/5/2014	9,914	9,900	(2)
		Warrant to purchase up to 3,213,367 shares of Series 1 preferred stock		11/14/2014	—	609	(2)
					9,914	10,509
AxelaCare Holdings, Inc. and AxelaCare Investment Holdings, L.P.	Provider of home infusion services	Preferred units (8,218,160 units)		4/12/2013	866	617	(2)
		Common units (83,010 units)		4/12/2013	17	6	(2)
					883	623
California Forensic Medical Group, Incorporated (28)	Correctional facility healthcare operator	First lien senior secured loan ($48,495 par due 11/2018)	9.25% (Libor + 8.00%/Q)	11/16/2012	48,495	48,495	(3)(23)
CCS Intermediate Holdings, LLC and CCS Group Holdings, LLC (28)	Correctional facility healthcare operator	First lien senior secured revolving loan ($2,625 par due 7/2019)	6.25% (Base Rate + 3.00%/Q)	7/23/2014	2,625	2,572	(2)(23)
		First lien senior secured loan ($6,702 par due 7/2021)	5.00% (Libor + 4.00%/Q)	7/23/2014	6,672	6,568	(2)(23)
		Second lien senior secured loan ($135,000 par due 7/2022)	9.38% (Libor + 8.38%/Q)	7/23/2014	133,764	133,650	(2)(23)
		Class A units (601,937 units)		8/19/2010	—	1,909	(2)
					143,061	144,699

As of March 31, 2015

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
DNAnexus, Inc.	Bioinformatics company	First lien senior secured loan ($4,980 par due 10/2017)	9.25%	3/21/2014	4,801	4,980	(2)
		First lien senior secured loan ($5,000 par due 2/2018)	9.25%	3/21/2014	4,804	5,000	(2)
		Warrants to purchase up to 909,092 units of Series C preferred stock		3/21/2014	—	—	(2)
					9,605	9,980
Genocea Biosciences, Inc.	Vaccine discovery technology company	Common stock (31,500 shares)		2/10/2014	—	377	(2)
Global Healthcare Exchange, LLC and GHX Ultimate Parent Corp. (28)	On-demand supply chain automation solutions provider	First lien senior secured loan ($230,672 par due 3/2020)	8.50% (Libor + 7.50%/Q)	3/11/2014	229,129	230,672	(2)(23)
		Class A common stock (2,475 shares)		3/11/2014	2,991	2,991	(2)
		Class B common stock (938 shares)		3/11/2014	30	2,235	(2)
					232,150	235,898
Greenphire, Inc. and RMCF III CIV XXIX, L.P (28)	Software provider for clinical trial management	First lien senior secured loan ($4,000 par due 12/2018)	9.00% (Libor + 8.00%/M)	12/19/2014	4,000	4,000	(2)(23)
		Limited partnership interest (99.90% interest)		12/19/2014	999	999	(2)
					4,999	4,999
INC Research Mezzanine Co-Invest, LLC	Pharmaceutical and biotechnology consulting services	Common units (1,410,000 units)		9/27/2010	1,512	5,461	(2)
Intermedix Corporation	Revenue cycle management provider to the emergency healthcare industry	Second lien senior secured loan ($112,000 par due 6/2020)	9.25% (Libor + 8.25%/Q)	12/27/2012	112,000	110,880	(2)(23)
LM Acquisition Holdings, LLC (8)	Developer and manufacturer of medical equipment	Class A units (426 units)		9/27/2013	660	1,405	(2)
MC Acquisition Holdings I, LLC	Healthcare professional provider	Class A units (1,338,314 shares)		1/17/2014	1,338	1,931	(2)
Monte Nido Holdings, LLC	Outpatient eating disorder treatment provider	First lien senior secured loan ($44,750 par due 12/2019)	8.50% (Libor + 7.50%/Q)	12/20/2013	44,750	42,512	(3)(17)(23)
MW Dental Holding Corp. (28)	Dental services provider	First lien senior secured revolving loan ($2,000 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	2,000	2,000	(2)(23)
		First lien senior secured loan ($9,969 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	9,969	9,969	(2)(23)
		First lien senior secured loan ($24,421 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	24,421	24,421	(2)(23)
		First lien senior secured loan ($48,114 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	48,114	48,114	(3)(23)
		First lien senior secured loan ($19,898 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	19,898	19,898	(4)(23)
					104,402	104,402
My Health Direct, Inc. (28)	Healthcare scheduling exchange software solution provider	First lien senior secured loan ($3,000 par due 1/2018)	10.75%	9/18/2014	2,916	3,000	(2)
		Warrant to purchase up to 4,548 shares of Series D preferred stock		9/18/2014	39	39	(2)
					2,955	3,039
Napa Management Services Corporation	Anesthesia management services provider	First lien senior secured loan ($36,734 par due 2/2019)	9.61% (Libor + 8.61%/Q)	4/15/2011	36,734	36,734	(2)(23)
		First lien senior secured loan ($33,266 par due 2/2019)	9.61% (Libor + 8.61%/Q)	4/15/2011	33,218	33,266	(3)(23)
		Common units (5,345 units)		4/15/2011	5,764	13,332	(2)
					75,716	83,332

As of March 31, 2015

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Netsmart Technologies, Inc. and NS Holdings, Inc.	Healthcare technology provider	Second lien senior secured loan ($90,000 par due 8/2019)	10.50% (Libor + 9.50%/Q)	2/27/2015	90,000	90,000	(2)(23)
		Common stock (2,500,000 shares)		6/21/2010	760	3,124	(2)
					90,760	93,124
New Trident Holdcorp, Inc.	Outsourced mobile diagnostic healthcare service provider	Second lien senior secured loan ($80,000 par due 7/2020)	10.25% (Libor + 9.00%/Q)	8/6/2013	78,726	77,600	(2)(23)
Nodality, Inc.	Biotechnology company	First lien senior secured loan ($7,920 par due 2/2018)	8.90%	4/25/2014	7,709	7,920	(2)
		First lien senior secured loan ($3,000 par due 8/2018)	8.90%	4/25/2014	2,909	3,000	(2)
		Warrant to purchase up to 164,179 shares of Series B preferred stock		4/25/2014	—	41	(2)
					10,618	10,961
OmniSYS Acquisition Corporation, OmniSYS, LLC, and OSYS Holdings, LLC (28)	Provider of technology-enabled solutions to pharmacies	First lien senior secured loan ($20,344 par due 11/2018)	8.50% (Libor + 7.50%/Q)	11/21/2013	20,344	20,344	(2)(23)
		Limited liability company membership interest (1.57%)		11/20/2013	1,000	1,295	(2)
					21,344	21,639
PerfectServe, Inc. (28)	Communications software platform provider for hospitals and physician practices	First lien senior secured revolving loan ($500 par due 6/2015)	7.50%	12/26/2013	500	500	(2)
		First lien senior secured loan ($2,500 par due 10/2017)	10.00%	12/26/2013	2,481	2,500	(2)
		First lien senior secured loan ($3,179 par due 4/2017)	10.00%	12/26/2013	3,159	3,179	(2)
		Warrants to purchase up to 34,113 units of Series C preferred stock		12/26/2013	—	91	(2)
					6,140	6,270
PGA Holdings, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Preferred stock (333 shares)		3/12/2008	125	22	(2)
		Common stock (16,667 shares)		3/12/2008	167	1,080	(2)
					292	1,102
PhyMED Management LLC	Provider of anesthesia services	First lien senior secured loan ($9,975 par due 11/2020)	5.25% (Libor + 4.25%/M)	11/18/2014	9,906	9,975	(2)(23)
Physiotherapy Associates Holdings, Inc.	Physical therapy provider	Class A common stock (100,000 shares)		12/31/2013	3,090	2,465
POS I Corp. (fka Vantage Oncology, Inc.)	Radiation oncology care provider	Common stock (62,157 shares)		2/3/2011	4,670	1,034	(2)
Reed Group Holdings, LLC	Medical disability management services provider	Equity interests		4/1/2010	—	—	(2)
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	Warrants to purchase up to 99,094 shares of Series C preferred stock		6/28/2012	38	28	(2)
Sage Products Holdings III, LLC	Patient infection control and preventive care solutions provider	Second lien senior secured loan ($120,000 par due 6/2020)	9.25% (Libor + 8.00%/Q)	12/13/2012	119,785	120,000	(2)(23)
Sarnova HC, LLC, Tri-Anim Health Services, Inc., and BEMS Holdings, LLC	Distributor of emergency medical service and respiratory products	Second lien senior secured loan ($60,000 par due 9/2018)	8.75% (Libor + 8.00%/M)	6/30/2014	60,000	60,000	(2)(23)
SurgiQuest, Inc.	Medical device company	Warrants to purchase up to 54,672 shares of Series D-4 convertible preferred stock		9/28/2012	—	—	(2)
U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	First lien senior secured loan ($47,789 par due 12/2019)	6.00% (Libor + 5.00%/Q)	6/26/2014	47,789	47,789	(2)(23)
		First lien senior secured loan ($1,812 par due 12/2019)	7.25% (Base Rate + 4.00%/Q)	6/26/2014	1,812	1,812	(2)(23)
		Second lien senior secured loan ($50,000 par due 9/2020)	9.00% (Libor + 8.00%/Q)	9/24/2014	50,000	50,000	(2)(23)
					99,601	99,601

As of March 31, 2015

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Young Innovations, Inc.	Dental supplies and equipment manufacturer	Second lien senior secured loan ($45,000 par due 7/2019)	9.00% (Libor + 8.00%/Q)	5/30/2014	45,000	45,000	(2)(23)
					1,410,269	1,423,930		27.10%
Other Services
American Residential Services L.L.C.	Heating, ventilation and air conditioning services provider	Second lien senior secured loan ($50,000 par due 12/2021)	9.00% (Libor + 8.00%/Q)	6/30/2014	49,550	50,000	(2)(23)
Community Education Centers, Inc. and CEC Parent Holdings LLC (7)	Offender re-entry and in-prison treatment services provider	First lien senior secured loan ($13,819 par due 12/2017)	6.25% (Libor + 5.25%/Q)	12/10/2010	13,819	13,819	(2)(18)(23)
		First lien senior secured loan ($467 par due 12/2017)	7.50% (Base Rate + 4.25%/Q)	12/10/2010	467	467	(2)(18)(23)
		Second lien senior secured loan ($21,945 par due 6/2018)	15.27% (Libor + 15.00%/Q)	12/10/2010	21,945	21,945	(2)
		Class A senior preferred units (7,846 units)		3/27/2015	9,405	8,465	(2)
		Class A junior preferred units (26,154 units)		3/27/2015	19,761	12,602	(2)
		Class A common units (134 units)		3/27/2015	0	0	(2)
					65,397	57,298
Competitor Group, Inc. and Calera XVI, LLC (28)	Endurance sports media and event operator	First lien senior secured revolving loan ($3,750 par due 11/2018)	9.00% (Libor + 7.75%/Q)	11/30/2012	3,750	3,375	(2)(23)
		First lien senior secured loan ($24,474 par due 11/2018)	10.50% (Libor + 7.75% Cash, 1.50% PIK /Q)	11/30/2012	24,474	22,027	(2)(23)
		First lien senior secured loan ($29,968 par due 11/2018)	10.50% (Libor + 7.75% Cash, 1.50% PIK /Q)	11/30/2012	29,968	26,971	(3)(23)
		Membership units (2,500,000 units)		11/30/2012	2,519	105	(2)(9)
					60,711	52,478
Crown Health Care Laundry Services, Inc. and Crown Laundry Holdings, LLC (6)(28)	Provider of outsourced healthcare linen management solutions	First lien senior secured revolving loan		3/13/2014	—	—	(2)(25)
		First lien senior secured loan ($24,255 par due 3/2019)	8.25% (Libor + 7.00%/Q)	3/13/2014	24,255	24,255	(2)(23)
		Class A preferred units (2,475,000 units)		3/13/2014	2,475	3,414	(2)
		Class B common units (275,000 units)		3/13/2014	275	379	(2)
					27,005	28,048
Dwyer Acquisition Parent, Inc. and TDG Group Holding Company	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($52,670 par due 2/2020)	11.00%	8/15/2014	52,670	52,670	(2)
		Common stock (30,000 shares)		8/15/2014	3,000	3,651	(2)
					55,670	56,321
GHS Interactive Security, LLC and LG Security Holdings, LLC (28)	Originates residential security alarm contracts	First lien senior secured loan ($6,385 par due 5/2018)	10.50% (Libor + 9.00%/Q)	12/13/2013	6,415	6,385	(23)
		First lien senior secured loan ($3,148 par due 5/2018)	11.25% (Base Rate + 8.00%/Q)	12/13/2013	3,163	3,148	(23)
		Class A membership units (1,560,000 units)		12/13/2013	1,607	576
					11,185	10,109
Massage Envy, LLC (28)	Franchisor in the massage industry	First lien senior secured loan ($28,236 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	28,236	28,236	(2)(23)
		First lien senior secured loan ($47,701 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	47,701	47,701	(3)(23)
		Common stock (3,000,000 shares)		9/27/2012	3,000	4,530
					78,937	80,467
McKenzie Sports Products, LLC (28)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured loan ($84,500 par due 9/2020)	6.75% (Libor + 5.75%/M)	9/18/2014	84,500	83,655	(2)(12)(23)

As of March 31, 2015

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
OpenSky Project, Inc.	Social commerce platform operator	First lien senior secured loan ($3,000 par due 9/2017)	10.00%	6/4/2014	2,964	2,655	(2)
		Warrant to purchase up to 46,996 shares of Series D preferred stock		6/4/2014	48	—	(2)
					3,012	2,655
PODS, LLC	Storage and warehousing	Second lien senior secured loan ($17,500 par due 2/2023)	9.25% (Libor + 8.25%/Q)	2/2/2015	17,327	17,500	(2)(23)
Spin HoldCo Inc.	Laundry service and equipment provider	Second lien senior secured loan ($140,000 par due 5/2020)	8.00% (Libor + 7.00%/M)	5/14/2013	140,000	137,200	(2)(23)
Surface Dive, Inc.	SCUBA diver training and certification provider	Second lien senior secured loan ($72,000 par due 1/2022)	10.25% (Libor + 9.25%/Q)	1/29/2015	71,565	72,000	(2)(23)
TWH Water Treatment Industries, Inc., TWH Filtration Industries, Inc. and TWH Infrastructure Industries, Inc. (28)	Wastewater infrastructure repair, treatment and filtration holding company	First lien senior secured loan ($2,240 par due 10/2019)	10.25% (Libor + 9.25%/Q)	10/10/2014	2,240	2,240	(2)(23)
		First lien senior secured loan ($36,400 par due 10/2019)	10.25% (Libor + 9.25%/Q)	10/10/2014	36,400	36,400	(3)(23)
					38,640	38,640
United Road Towing, Inc.	Towing company	Warrants to purchase up to 607 shares		4/1/2010	—	—
Wash Multifamily Laundry Systems, LLC	Laundry service and equipment provider	Second lien senior secured loan ($52,000 par due 2/2020)	7.75% (Libor + 6.75%/M)	6/26/2012	52,000	52,000	(2)(23)
					755,499	738,371		14.05%
Consumer Products
Feradyne Outdoors, LLC and Bowhunter Holdings, LLC (28)	Provider of branded archery and bowhunting accessories	First lien senior secured loan ($50,100 par due 3/2019)	6.55% (Libor + 5.55%/Q)	4/24/2014	50,100	49,098	(2)(20)(23)
		First lien senior secured loan ($6,904 par due 3/2019)	4.00% (Libor + 3.00%/Q)	4/24/2014	6,904	6,904	(2)(23)
		Common units (300 units)		4/24/2014	3,000	2,624	(2)
					60,004	58,626
Implus Footcare, LLC	Provider of footwear and other accessories	Preferred stock (455 shares)	6.00% PIK	10/31/2011	4,810	4,810	(2)
		Common stock (455 shares)		10/31/2011	—	1,685	(2)
					4,810	6,495
Indra Holdings Corp.	Designer, marketer, and distributor of rain and cold weather products	Second lien senior secured loan ($80,000 par due 11/2021)	8.50% (Libor + 7.50%/Q)	5/1/2014	78,857	77,600	(2)(23)
Matrixx Initiatives, Inc. and Wonder Holdings Acquisition Corp.	Developer and marketer of OTC healthcare products	Warrants to purchase up to 1,489 shares of preferred stock		7/27/2011	—	1,119	(2)
		Warrants to purchase up to 1,654,678 shares of common stock		7/27/2011	—	—	(2)
					—	1,119
Oak Parent, Inc.	Manufacturer of athletic apparel	First lien senior secured loan ($2,638 par due 4/2018)	7.50% (Libor + 7.00%/Q)	4/2/2012	2,633	2,638	(3)(23)
		First lien senior secured loan ($8,399 par due 4/2018)	7.50% (Libor + 7.00%/Q)	4/2/2012	8,377	8,399	(4)(23)
					11,010	11,037
PG-ACP Co-Invest, LLC	Supplier of medical uniforms, specialized medical footwear and accessories	Class A membership units (1,000,0000 units)		8/29/2012	1,000	1,369	(2)
Plantation Products, LLC, Seed Holdings, Inc. and Flora Parent, Inc.	Provider of branded lawn and garden products	Second lien senior secured loan ($66,000 par due 6/2021)	9.94% (Libor + 8.94%/Q)	12/23/2014	65,637	66,000	(2)(23)
		Common stock (30,000 shares)		12/23/2014	3,000	3,225	(2)
					68,637	69,225
Shock Doctor, Inc. and Shock Doctor Holdings, LLC (28)	Developer, marketer and distributor of sports protection equipment and accessories	First lien senior secured revolving loan ($4,200 par due 3/2020)	10.00% (Base Rate + 6.75%/Q)	3/14/2014	4,200	4,200	(2)(23)
		First lien senior secured loan ($6,986 par due 3/2020)	8.75% (Libor + 7.75%/M)	3/14/2014	6,986	6,986	(2)(23)
		First lien senior secured loan ($53,594 par due 3/2020)	8.75% (Libor + 7.75%/M)	3/14/2014	53,594	53,594	(3)(23)

As of March 31, 2015

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($19,899 par due 3/2020)	8.75% (Libor + 7.75%/M)	3/14/2014	19,899	19,899	(4)(23)
		Class A preferred units (50,000 units)		3/14/2014	5,000	5,757	(2)
					89,679	90,436
The Hygenic Corporation	Designer, manufacturer and marketer of branded wellness products	Second lien senior secured loan ($70,000 par due 4/2021)	9.75% (Libor + 8.75%/Q)	2/27/2015	70,000	70,000	(2)(23)
The Step2 Company, LLC (7)	Toy manufacturer	Second lien senior secured loan ($27,583 par due 9/2019)	10.00%	4/1/2010	27,468	27,583	(2)
		Second lien senior secured loan ($4,500 par due 9/2019)	10.00%	3/13/2014	4,500	4,500	(2)
		Second lien senior secured loan ($38,648 par due 9/2019)		4/1/2010	30,802	9,956	(2)(22)
		Common units (1,116,879 units)		4/1/2011	24	—
		Class B common units (126,278,000 units)		10/30/2014	—	—	(2)
		Warrants to purchase up to 3,157,895 units		4/1/2010	—	—
					62,794	42,039
Varsity Brands Holding Co., Inc., Hercules Achievement, Inc., Hercules Achievement Holdings, Inc. and Hercules VB Holdings, Inc.	Leading manufacturer and distributor of textiles, apparel & luxury goods	Second lien senior secured loan ($118,969 par due 12/2022)	9.75% (Libor + 8.75%/Q)	12/11/2014	117,818	118,969	(2)(23)
		Second lien senior secured loan ($55,576 par due 12/2022)	9.75% (Libor + 8.75%/Q)	12/11/2014	55,037	55,576	(2)(23)
		Common stock (3,353,371 shares)		12/11/2014	4,147	4,353	(2)
		Common stock (3,353,371 shares)		12/11/2014	3,353	3,520	(2)
					180,355	182,418
Woodstream Corporation	Pet products manufacturer	First lien senior secured loan ($12 par due 8/2016)	7.00% (Base Rate + 3.75%/Q)	4/18/2012	12	12	(4)(23)
		First lien senior secured loan ($4,792 par due 8/2016)	6.00% (Libor + 5.00%/Q)	4/18/2012	4,792	4,792	(4)(23)
		Senior subordinated loan ($80,000 par due 2/2017)	11.50%	4/18/2012	78,388	80,000	(2)
		Common stock (4,254 shares)		1/22/2010	1,222	2,127	(2)
					84,414	86,931
					711,560	697,295		13.27%
Power Generation
Alphabet Energy, Inc.	Technology developer to convert waste-heat into electricity	First lien senior secured loan ($1,813 par due 7/2017)	9.50%	12/16/2013	1,758	1,813	(2)
		First lien senior secured loan ($2,620 par due 7/2017)	9.62%	12/16/2013	2,460	2,620	(2)
		Series B preferred stock (74,449 shares)		2/26/2014	250	405	(2)
		Warrant to purchase up to 59,524 units of Series B preferred stock		12/16/2013	146	124	(2)
					4,614	4,962
Bicent (California) Holdings LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($49,587 par due 2/2021)	8.25% (Libor + 7.25%/Q)	2/6/2014	49,587	49,587	(2)(23)
Brush Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($171 par due 8/2020)	7.50% (Base Rate + 4.25%/Q)	8/1/2013	171	171	(2)(23)
		First lien senior secured loan ($66,182 par due 8/2020)	6.25% (Libor + 5.25%/Q)	8/1/2013	66,182	66,182	(2)(23)
					66,353	66,353
CPV Maryland Holding Company II, LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($43,366 par due 12/2020)	5.00% Cash, 5.00% PIK	8/8/2014	43,366	43,366	(2)
		Warrant to purchase up to 4 units of common stock		8/8/2014	—	200	(2)
					43,366	43,566
DESRI VI Management Holdings, LLC	Wind power generation facility operator	Senior subordinated loan ($26,500 par due 12/2021)	9.75%	12/24/2014	26,500	26,500	(2)

As of March 31, 2015

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Non-controlling units (10.0 units)		12/24/2014	1,483	1,483	(2)
					27,983	27,983
DESRI Wind Development Acquisition Holdings, L.L.C	Wind and solar power generation facility operator	Senior subordinated loan ($14,750 par due 8/2021)	9.25%	8/26/2014	14,750	14,750	(2)
		Non-controlling units (7.5 units)		8/26/2014	806	806	(2)
					15,556	15,556
Green Energy Partners, Stonewall LLC and Panda Stonewall Intermediate Holdings II LLC (28)	Gas turbine power generation facilities operator	Senior subordinated loan ($83,140 par due 12/2021)	8.00% Cash, 5.25% PIK	11/13/2014	83,140	83,140	(2)
Joule Unlimited Technologies, Inc. and Stichting Joule Global Foundation (28)	Renewable fuel and chemical production developer	First lien senior secured loan ($10,000 par due 10/2018)	10.00% (Libor + 9.00%/M)	3/31/2015	9,850	10,000	(2)
		Warrant to purchase up to 32,051 shares of Series C-2 preferred stock		7/25/2013	—	35	(2)(8)
					9,850	10,035
Kay Wind Holdings II, LLC	Wind power generation facility	Senior subordinated loan ($28,760 par due 12/2015)	10.25%	3/31/2015	28,582	28,760	(2)
La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Second lien senior secured loan ($10,000 par due 2/2020)	9.25% (Libor + 8.25%/Q)	2/20/2014	9,668	8,800	(2)(23)
Moxie Liberty LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($76,400 par due 8/2020)	7.50% (Libor + 6.50%/Q)	8/21/2013	75,644	76,400	(2)(23)
Moxie Patriot LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($65,000 par due 12/2020)	6.75% (Libor + 5.75%/Q)	12/19/2013	64,382	65,000	(2)(23)
Panda Sherman Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($32,348 par due 9/2018)	9.00% (Libor + 7.50%/Q)	9/14/2012	32,348	32,348	(2)(23)
Panda Temple Power II, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($20,000 par due 4/2019)	7.25% (Libor + 6.00%/Q)	4/3/2013	19,860	19,600	(2)(23)
Panda Temple Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($25,000 par due 3/2022)	7.25% (Libor + 6.25%/Q)	3/6/2015	23,690	23,500	(2)(23)
PERC Holdings 1 LLC	Operator of recycled energy, combined heat and power, and energy efficiency facilities	Class B common units (21,653,543 units)		10/20/2014	21,654	21,654	(2)
					576,277	577,244		10.98%
Education
Campus Management Corp. and Campus Management Acquisition Corp. (6)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10,520	10,800	(2)
Infilaw Holding, LLC (28)	Operator of for-profit law schools	First lien senior secured revolving loan		8/25/2011	—	—	(2)(25)
		First lien senior secured loan ($6,480 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	6,480	6,480	(3)(23)
		Series A preferred units (124,890 units)	9.50% (Libor + 8.50%/Q)	8/25/2011	124,890	122,392	(2)(23)
		Series B preferred units (3.91 units)		10/19/2012	9,245	13,322	(2)
					140,615	142,194
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	First lien senior secured loan ($58,987 par due 12/2016)		4/24/2013	52,600	44,175	(2)(22)
		First lien senior secured loan ($1,996 par due 12/2016)		6/13/2014	1,930	1,469	(2)(22)
		Series B preferred stock (1,750,000 shares)		8/5/2010	5,000	—	(2)
		Series C preferred stock (2,512,586 shares)		6/7/2010	689	—	(2)
		Common stock (20 shares)		6/7/2010	—	—	(2)
					60,219	45,644
Lakeland Tours, LLC (28)	Educational travel provider	First lien senior secured revolving loan		10/4/2011	—	—	(2)(25)

As of March 31, 2015

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($3,987 par due 1/2017)	5.25% (Libor + 4.25%/Q)	10/4/2011	3,987	3,987	(2)(23)
		First lien senior secured loan ($85,689 par due 1/2017)	8.50% (Libor + 7.50%/Q)	10/4/2011	85,667	85,689	(2)(15)(23)
		First lien senior secured loan ($40,362 par due 1/2017)	8.50% (Libor + 7.50%/Q)	10/4/2011	40,312	40,362	(3)(15)(23)
		Common stock (5,000 shares)		10/4/2011	5,000	4,785	(2)
					134,966	134,823
PIH Corporation (28)	Franchisor of education-based early childhood centers	First lien senior secured revolving loan ($621 par due 6/2017)	6.50% (Libor + 5.50%/M)	12/13/2013	621	621	(2)(23)
R3 Education, Inc. and EIC Acquisitions Corp.	Medical school operator	Preferred stock (1,977 shares)		7/30/2008	494	494	(2)
		Common membership interest (15.76% interest)		9/21/2007	15,800	24,673	(2)
		Warrants to purchase up to 27,890 shares		12/8/2009	—	—	(2)
					16,294	25,167
Regent Education, Inc. (28)	Provider of software solutions designed to optimize the financial aid and enrollment processes	First lien senior secured revolving loan ($1,000 par due 7/2016)	7.75% (Base Rate + 4.50%/M)	7/1/2014	1,000	1,000	(2)(23)
		First lien senior secured loan ($3,000 par due 1/2018)	10.00%	7/1/2014	2,940	3,000	(2)
		Warrant to purchase up to 987,771 shares of Series CC preferred stock		7/1/2014	—	72	(2)
					3,940	4,072
RuffaloCODY, LLC (28)	Provider of student fundraising and enrollment management services	First lien senior secured loan ($12,683 par due 5/2019)	5.57% (Libor + 4.32%/Q)	5/29/2013	12,683	12,429	(2)(23)
		First lien senior secured loan ($18,860 par due 5/2019)	5.57% (Libor + 4.32%/Q)	5/29/2013	18,860	18,483	(2)(23)
		First lien senior secured loan ($11,709 par due 5/2019)	5.57% (Libor + 4.32%/Q)	5/29/2013	11,709	11,475	(4)(23)
					43,252	42,387
WCI-Quantum Holdings, Inc.	Distributor of instructional products, services and resources	Series A preferred stock (1,272 shares)		10/24/2014	1,000	1,050	(2)
					411,427	406,758		7.74%
Financial Services
AllBridge Financial, LLC (7)	Asset management services	Equity interests		4/1/2010	1,140	6,534
Callidus Capital Corporation (7)	Asset management services	Common stock (100 shares)		4/1/2010	3,000	1,685
Ciena Capital LLC (7)(28)	Real estate and small business loan servicer	First lien senior secured revolving loan ($14,000 par due 12/2016)	6.00%	11/29/2010	14,000	14,000	(2)
		First lien senior secured loan ($1,000 par due 12/2016)	12.00%	11/29/2010	1,000	1,000	(2)
		First lien senior secured loan ($10,000 par due 12/2016)	12.00%	11/29/2010	10,000	10,000	(2)
		First lien senior secured loan ($5,000 par due 12/2016)	12.00%	11/29/2010	5,000	5,000	(2)
		Equity interests		11/29/2010	49,374	23,566	(2)
					79,374	53,566
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28,000 par due 5/2018)	12.75%	5/10/2012	28,000	28,000	(2)
Gordian Acquisition Corp.	Financial services firm	Common stock (526 shares)		11/30/2012	—	—	(2)
Imperial Capital Group LLC	Investment services	Class A common units (17,307 units)		5/10/2007	9,832	13,927	(2)
		2006 Class B common units (5,670 units)		5/10/2007	2	3	(2)
		2007 Class B common units (707 units)		5/10/2007	—	—	(2)
					9,834	13,930
Ivy Hill Asset Management, L.P. (7)(9)	Asset management services	Member interest (100.00% interest)		6/15/2009	170,961	239,188

As of March 31, 2015

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Javlin Three LLC, Javlin Four LLC, and Javlin Five LLC (9)(28)	Asset-backed financial services company	First lien senior secured revolving loan ($47,200 par due 6/2017)	9.42% (Libor + 9.25%/M)	6/24/2014	47,200	47,200	(2)
					339,509	390,103		7.42%
Business Services
2329497 Ontario Inc. (8)	Outsourced data center infrastructure and related services provider	Second lien senior secured loan ($42,480 par due 6/2019)	10.50% (Libor + 9.25%/M)	12/13/2013	43,267	31,996	(2)(23)
BlackArrow, Inc.	Advertising and data solutions software platform provider	First lien senior secured loan ($7,273 par due 9/2017)	9.25%	3/13/2014	7,094	7,273	(2)
		Warrant to purchase up to 517,386 units of Series C preferred stock		3/13/2014	—	76	(2)
					7,094	7,349
CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	First lien senior secured loan ($4,000 par due 5/2018)	10.00%	7/23/2014	3,975	4,000	(2)
		First lien senior secured loan ($2,000 par due 9/2018)	10.00%	7/23/2014	1,987	2,000	(2)
		Warrant to purchase up to 2,350,636 shares of Series 1 preferred stock		7/23/2014	—	—	(2)
					5,962	6,000
Cast & Crew Payroll, LLC and Centerstage Co-Investors, L.L.C. (6)(28)	Payroll and accounting services provider to the entertainment industry	First lien senior secured loan ($5,699 par due 10/2019)	4.00% (Libor + 3.00%/Q)	12/24/2012	5,699	5,699	(2)(23)
		First lien senior secured loan ($45,069 par due 10/2019)	7.00% (Libor + 6.00%/Q)	12/24/2012	45,069	45,069	(2)(16)(23)
		First lien senior secured loan ($41,813 par due 10/2019)	7.00% (Libor + 6.00%/Q)	12/24/2012	41,813	41,813	(3)(16)(23)
		Class A membership units (2,500,000 units)		12/24/2012	57	8,048	(2)
		Class B membership units (2,500,000 units)		12/24/2012	57	8,048	(2)
					92,695	108,677
CIBT Investment Holdings, LLC	Expedited travel document processing services	Class A shares (2,500 shares)		12/15/2011	2,500	4,817	(2)
Command Alkon, Incorporated and CA Note Issuer, LLC	Software solutions provider to the ready-mix concrete industry	Second lien senior secured loan ($10,000 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	10,000	10,000	(2)(23)
		Second lien senior secured loan ($26,500 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	26,500	26,500	(2)(23)
		Second lien senior secured loan ($11,500 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	11,500	11,500	(2)(23)
		Senior subordinated loan ($18,283 par due 8/2021)	14.00% PIK	8/8/2014	18,283	18,283	(2)
					66,283	66,283
Compuware Parent, LLC	Web and mobile cloud performance testing and monitoring services provider	Class A-1 common stock (4,132 units)		12/15/2014	2,250	2,527	(2)
		Class B-1 common stock (4,132 units)		12/15/2014	450	505	(2)
		Class C-1 common stock (4,132 units)		12/15/2014	300	337	(2)
		Class A-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class B-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class C-2 common stock (4,132 units)		12/15/2014	—	—	(2)
					3,000	3,369
Coverall North America, Inc.	Commercial janitorial services provider	Letter of credit facility		1/17/2013	—	—	(27)
Directworks, Inc. and Co-Exprise Holdings, Inc. (28)	Provider of cloud-based software solutions for direct materials sourcing and supplier management for manufacturers	First lien senior secured loan ($2,500 par due 4/2018)	10.25% (Libor + 9.25%/M)	12/19/2014	2,500	2,500	(2)(23)

As of March 31, 2015

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrant to purchase up to 1,875,000 shares of Series 1 preferred stock		12/19/2014	—	—	(2)
					2,500	2,500
DTI Holdco, Inc. and OPE DTI Holdings, Inc.	Provider of legal process outsourcing and managed services	First lien senior secured loan ($997 par due 8/2020)	5.75% (Libor + 4.75%/Q)	8/19/2014	997	997	(2)(23)
		Class A common stock (7,500 shares)		8/19/2014	7,500	8,186	(2)
		Class B common stock (7,500 shares)		8/19/2014	—	—	(2)
					8,497	9,183
Faction Holdings, Inc. and The Faction Group LLC (fka PeakColo Holdings, Inc.) (28)	Wholesaler of cloud-based software applications and services	First lien senior secured loan ($4,000 par due 11/2018)	9.75% (Libor + 8.75%/M)	11/3/2014	3,914	3,960	(2)(23)
		Warrant to purchase up to 2,037 shares of Series A preferred stock		11/3/2014	93	93	(2)
					4,007	4,053
First Insight, Inc.	Software company providing merchandising and pricing solutions to companies worldwide	First lien senior secured loan ($2,917 par due 4/2017)	9.50%	3/20/2014	2,859	2,917	(2)
		Warrants to purchase up to 122,827 units of Series C preferred stock		3/20/2014	—	14	(2)
					2,859	2,931
HCPro, Inc. and HCP Acquisition Holdings, LLC (7)	Healthcare compliance advisory services	Senior subordinated loan ($9,498 par due 5/2015)		3/5/2013	2,691	—	(2)(22)
		Class A units (14,293,110 units)		6/26/2008	12,793	—	(2)
					15,484	—
iControl Networks, Inc. and uControl Acquisition, LLC	Software and services company for the connected home market	Second lien senior secured loan ($20,000 par due 3/2019)	9.50% (Libor + 8.50%/Q)	2/19/2015	19,608	19,875	(2)(21)(23)
		Warrant to purchase up to 385,616 shares of Series D preferred stock		2/19/2015	—	173	(2)
					19,608	20,048
IfByPhone Inc.	Voice-based marketing automation software provider	Warrant to purchase up to 124,300 shares of Series C preferred stock		10/15/2012	88	75	(2)
Investor Group Services, LLC (6)	Business consulting for private equity and corporate clients	Limited liability company membership interest (5.17% interest)		6/22/2006	—	354
IronPlanet, Inc. (28)	Online auction platform provider for used heavy equipment	First lien senior secured revolving loan		9/24/2013	—	—	(2)(25)
		Warrant to purchase to up to 133,333 shares of Series C preferred stock		9/24/2013	214	244	(2)
					214	244
Itel Laboratories, Inc. (28)	Data services provider for building materials to property insurance industry	Preferred units (1,798,391 units)		6/29/2012	1,000	1,156	(2)
Market Track Holdings, LLC	Business media consulting services company	Preferred stock (1,500 shares)		12/13/2013	1,982	1,957
		Common stock (15,000 shares)		12/13/2013	1,982	1,633
					3,964	3,590
Maximus Holdings, LLC	Provider of software simulation tools and related services	Warrants to purchase up to 1,050,013 shares of common stock		12/13/2013	—	—
Multi-Ad Services, Inc. (6)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	788	2,178
		Common units (1,725,280 units)		4/1/2010	—	—
					788	2,178
MVL Group, Inc. (7)	Marketing research provider	Senior subordinated loan ($433 par due 7/2012)		4/1/2010	226	226	(2)(22)
		Common stock (560,716 shares)		4/1/2010	—	—	(2)
					226	226

As of March 31, 2015

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
PHL Investors, Inc., and PHL Holding Co. (7)	Mortgage services	Class A common stock (576 shares)		7/31/2012	3,768	—	(2)
PowerPlan, Inc.	Fixed asset financial management software provider	Second lien senior secured loan ($80,000 par due 2/2023)	10.75% (Libor + 9.75%/Q)	2/23/2015	79,225	80,000	(2)(23)
		Class A common stock (1,980 shares)		2/23/2015	1,980	1,980	(2)
		Class B common stock (989,011 shares)		2/23/2015	20	20	(2)
					81,225	82,000
Powersport Auctioneer Holdings, LLC	Powersport vehicle auction operator	Common units (1,972 units)		3/2/2012	1,000	954	(2)
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	169	(2)
Rocket Fuel Inc.	Provider of open and integrated software for digital marketing optimization	Common stock (11,405 units)		9/9/2014	40	57	(2)
Ship Investor & Cy S.C.A. (8)	Payment processing company	Common stock (936,693 shares)		12/13/2013	1,729	3,064
TraceLink, Inc. (28)	Supply chain management software provider for the pharmaceutical industry	First lien senior secured loan ($4,500 par due 1/2019)	8.50% (Libor + 7.00%/M)	1/2/2015	4,389	4,500	(2)(23)
		Warrant to purchase up to 283,353 shares of Series A-2 preferred stock		1/2/2015	146	1,040	(2)
					4,535	5,540
Velocity Holdings Corp.	Hosted enterprise resource planning application management services provider	Common units (1,713,546 units)		12/13/2013	4,503	3,121
					377,086	369,934		7.04%
Restaurants and Food Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	Restaurant owner and operator	First lien senior secured loan ($28,581 par due 12/2018)	9.25% (Libor + 8.25%/Q)	11/27/2006	28,581	24,866	(2)(19)(23)
		First lien senior secured loan ($10,919 par due 12/2018)	9.25% (Libor + 8.25%/Q)	11/27/2006	10,922	9,499	(3)(19)(23)
		Promissory note ($19,429 par due 12/2023)		11/27/2006	13,770	—	(2)
		Warrants to purchase up to 23,750 units of Series D common stock		12/18/2013	24	—	(2)
					53,297	34,365
Benihana, Inc. (28)	Restaurant owner and operator	First lien senior secured revolving loan ($646 par due 7/2018)	7.50% (Base Rate + 4.25%/Q)	8/21/2012	646	633	(2)(23)
		First lien senior secured loan ($4,863 par due 1/2019)	6.75% (Libor + 5.50%/Q)	8/21/2012	4,863	4,766	(4)(23)
					5,509	5,399
DineInFresh, Inc.	Meal-delivery provider	First lien senior secured loan ($7,500 par due 7/2018)	9.75% (Libor + 8.75%/M)	12/19/2014	7,428	7,500	(2)(23)
		Warrant to purchase up to 143,079 shares of Series A preferred stock		12/19/2014	—	3	(2)
					7,428	7,503
Garden Fresh Restaurant Corp. (28)	Restaurant owner and operator	First lien senior secured revolving loan ($1,100 par due 7/2018)	10.50% (Libor + 9.00%/M)	10/3/2013	1,100	1,100	(2)(23)(26)
		First lien senior secured loan ($41,836 par due 7/2018)	10.50% (Libor + 9.00%/M)	10/3/2013	41,836	41,836	(3)(23)
					42,936	42,936
Global Franchise Group, LLC and GFG Intermediate Holding, Inc.	Worldwide franchisor of quick service restaurants	First lien senior secured loan ($62,500 par due 12/2019)	10.57% (Libor + 9.57%/Q)	12/18/2014	62,500	62,500	(3)(23)
Hojeij Branded Foods, Inc. (28)	Airport restaurant operator	First lien senior secured revolving loan ($2,350 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	2,350	2,350	(2)(23)(26)
		First lien senior secured loan ($9,782 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	9,782	9,782	(2)(23)
		First lien senior secured loan ($14,262 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	14,262	14,262	(2)(23)

As of March 31, 2015

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($14,262 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	13,995	14,262	(2)(23)
		Warrants to purchase up to 7.5% of membership interest		2/15/2012	—	502	(2)
		Warrants to purchase up to 324 shares of Class A common stock		2/15/2012	669	7,230	(2)
					41,058	48,388
Orion Foods, LLC (7)	Convenience food service retailer	First lien senior secured loan ($7,536 par due 9/2015)		4/1/2010	7,536	1,967	(2)(22)
		Second lien senior secured loan ($19,420 par due 9/2015)		4/1/2010	—	—	(2)(22)
		Preferred units (10,000 units)		10/28/2010	—	—	(2)
		Class A common units (25,001 units)		4/1/2010	—	—	(2)
		Class B common units (1,122,452 units)		4/1/2010	—	—	(2)
					7,536	1,967
OTG Management, LLC (28)	Airport restaurant operator	First lien senior secured revolving loan ($1,175 par due 12/2017)	8.75% (Libor + 7.25%/M)	12/11/2012	1,175	1,175	(2)(23)
		First lien senior secured loan ($6.250 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	6,250	6,250	(2)(23)
		First lien senior secured loan ($15,700 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	15,700	15,700	(2)(23)
		First lien senior secured loan ($25,000 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	25,000	25,000	(2)(23)
		Common units (3,000,000 units)		1/5/2011	3,000	2,164	(2)
		Warrants to purchase up to 7.73% of common units		6/19/2008	100	4,317	(2)
					51,225	54,606
Restaurant Holding Company, LLC	Fast food restaurant operator	First lien senior secured loan ($37,219 par due 2/2019)	8.75% (Libor + 7.75%/M)	3/13/2014	36,924	34,241	(2)(23)
Wellspring Distribution Corp	Food service distributor	Class A non-voting common stock (1,366,120 shares)		5/3/2008	6,303	8,507	(2)
					314,716	300,412		5.72%
Manufacturing
Cambrios Technologies Corporation	Nanotechnology-based solutions for electronic devices and computers	First lien senior secured loan ($758 par due 8/2015)	12.00%	8/7/2012	758	758	(2)
		Warrants to purchase up to 400,000 shares of Series D-4 convertible preferred stock		8/7/2012	—	13	(2)
					758	771
Component Hardware Group, Inc. (28)	Commercial equipment	First lien senior secured revolving loan ($2,241 par due 7/2019)	5.50% (Libor + 4.50%/M)	7/1/2013	2,241	2,241	(2)(23)
		First lien senior secured loan ($8,124 par due 7/2019)	5.50% (Libor + 4.50%/M)	7/1/2013	8,124	8,124	(4)(23)
					10,365	10,365
Harvey Tool Company, LLC and Harvey Tool Holding, LLC (28)	Cutting tool provider to the metalworking industry	Class A membership units (750 units)		3/28/2014	750	1,014	(2)
Ioxus, Inc.	Energy storage devices	First lien senior secured loan ($10,000 par due 11/2017)	11.00%	4/29/2014	9,702	9,000	(2)
		Warrant to purchase up to 538,314 shares of Series C preferred stock		4/29/2014	—	—	(2)
					9,702	9,000
Mac Lean-Fogg Company	Intelligent transportation systems products in the traffic and rail industries	Senior subordinated loan ($102,139 par due 10/2023)	9.50% Cash, 1.50% PIK	10/31/2013	102,139	102,139	(2)
MWI Holdings, Inc.	Engineered springs, fasteners, and other precision components	First lien senior secured loan ($28,274 par due 3/2019)	9.38% (Libor + 8.13%/Q)	6/15/2011	28,274	28,274	(2)(23)
		First lien senior secured loan ($20,000 par due 3/2019)	9.38% (Libor + 8.13%/Q)	6/15/2011	20,000	20,000	(4)(23)
					48,274	48,274
Niagara Fiber Intermediate Corp. (28)	Insoluble fiber filler products	First lien senior secured revolving loan ($1,881 par due 5/2018)	6.75% (Libor + 5.50%/M)	5/8/2014	1,866	1,750	(2)(23)

As of March 31, 2015

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($15,367 par due 5/2018)	6.75% (Libor + 5.50%/M)	5/8/2014	15,247	14,292	(2)(23)
					17,113	16,042
Pelican Products, Inc.	Flashlights	Second lien senior secured loan ($40,000 par due 4/2021)	9.25% (Libor + 8.25%/Q)	4/11/2014	39,949	40,000	(2)(23)
Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1,000	—	(2)
SI Holdings, Inc.	Elastomeric parts, mid-sized composite structures, and composite tooling	Common stock (1,500 shares)		5/30/2014	1,500	1,601	(2)
TPTM Merger Corp. (28)	Time temperature indicator products	First lien senior secured revolving loan ($750 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/12/2013	750	750	(2)(23)
		First lien senior secured loan ($36,423 par due 9/2018)	9.42% (Libor + 8.42%/Q)	9/12/2013	36,423	36,423	(2)(23)
		First lien senior secured loan ($407 par due 9/2018)	4.75% (Libor + 3.75%/Q)	9/12/2013	407	407	(2)(23)
		First lien senior secured loan ($5,135 par due 9/2018)	4.75% (Libor + 3.75%/Q)	9/12/2013	5,135	5,135	(4)(23)
					42,715	42,715
					274,265	271,921		5.17%
Containers and Packaging
Charter NEX US Holdings, Inc.	Producer of high-performance specialty films used in flexible packaging	Second lien senior secured loan ($16,000 par due 2/2023)	9.25% (Libor + 8.25%/Q)	2/5/2015	15,765	16,000	(2)(23)
GS Pretium Holdings, Inc.	Manufacturer and supplier of high performance plastic containers	Common stock (500,000 shares)		6/2/2014	500	447	(2)
ICSH, Inc. (28)	Industrial container manufacturer, reconditioner and servicer	First lien senior secured revolving loan		8/31/2011	—	—	(2)(25)
		First lien senior secured loan ($25,603 par due 8/2016)	6.75% (Libor + 5.75%/Q)	8/31/2011	25,603	25,603	(2)(23)
		First lien senior secured loan ($53,374 par due 8/2016)	6.75% (Libor + 5.75%/Q)	8/31/2011	53,374	53,374	(3)(23)
		First lien senior secured loan ($12,683 par due 8/2016)	6.75% (Libor + 5.75%/Q)	8/31/2011	12,672	12,683	(2)(23)
					91,649	91,660
Microstar Logistics LLC, Microstar Global Asset Management LLC, and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($142,500 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	142,500	142,500	(2)(23)
		Common stock (50,000 shares)		12/14/2012	3,951	6,251	(2)
					146,451	148,751
					254,365	256,858		4.89%
Oil and Gas
Lonestar Prospects, Ltd.	Sand proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan ($75,372 par due 9/2018)	8.50% (Libor + 6.50% Cash, 1.00% PIK/Q)	9/18/2014	75,372	72,357	(2)(23)
Petroflow Energy Corporation	Oil and gas exploration and production company	First lien senior secured loan ($51,532 par due 7/2017)	12.00% (Libor + 8.00% Cash, 3.00% PIK/Q)	7/31/2014	50,550	46,379	(3)(23)
UL Holding Co., LLC and Universal Lubricants, LLC (6)	Manufacturer and distributor of re-refined oil products	Second lien senior secured loan ($11,374 par due 12/2016)		4/30/2012	8,761	9,198	(2)(22)
		Second lien senior secured loan ($48,239 par due 12/2016)		4/30/2012	37,228	39,015	(2)(22)
		Second lien senior secured loan ($5,613 par due 12/2016)		4/30/2012	4,294	4,539	(2)(22)
		Class A common units (10,782 units)		6/17/2011	4,993	—	(2)
		Class B-5 common units (599,200 units)		6/17/2011	2,492	—	(2)
		Class C common units (618,091 units)		4/25/2008	—	—	(2)

As of March 31, 2015

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrant to purchase up to 513,037 shares of Class A units		5/2/2014	—	—	(2)
		Warrant to purchase up to 20,451 shares of Class B-1 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 40,901 shares of Class B-2 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 21,152 shares of Class B-3 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 57,345 shares of Class B-5 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 42,564 shares of Class B-6 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 746,828 shares of Class C units		5/2/2014	—	—	(2)
					57,768	52,752
					183,690	171,488		3.26%
Aerospace and Defense
Cadence Aerospace, LLC	Aerospace precision components manufacturer	First lien senior secured loan ($4,343 par due 5/2018)	6.50% (Libor + 5.25%/Q)	5/15/2012	4,319	4,343	(4)(23)
		Second lien senior secured loan ($79,657 par due 5/2019)	10.50% (Libor + 9.25%/Q)	5/10/2012	79,657	76,471	(2)(23)
					83,976	80,814
ILC Industries, LLC	Designer and manufacturer of protective cases and technically advanced lighting systems	Second lien senior secured loan ($40,000 par due 7/2021)	9.50% (Libor + 8.50%/Q)	7/15/2014	40,000	40,000	(2)(23)
Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	123	123	(2)
		Common stock (1,885,195 shares)		1/17/2008	2,291	2,275	(2)
					2,414	2,398
					126,390	123,212		2.34%
Retail
Fulton Holdings Corp.	Airport restaurant operator	First lien senior secured loan ($43,000 par due 5/2018)	8.50%	5/10/2013	43,000	43,000	(2)(14)
		First lien senior secured loan ($40,000 par due 5/2018)	8.50%	5/28/2010	40,000	40,000	(3)(14)
		Common stock (19,672 shares)		5/28/2010	1,461	3,374	(2)
					84,461	86,374
Paper Source, Inc. and Pine Holdings, Inc. (28)	Retailer of fine and artisanal paper products	First lien senior secured loan ($9,875 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/23/2013	9,875	9,875	(4)(23)
		Class A common stock (36,364 shares)		9/23/2013	6,000	8,283	(2)
					15,875	18,158
Things Remembered, Inc. and TRM Holdings Corporation (28)	Personalized gifts retailer	First lien senior secured revolving loan ($1,666 par due 5/2017)	8.00% (Libor + 6.50%/M)	5/23/2012	1,666	1,666	(2)(23)
		First lien senior secured loan ($13,688 par due 5/2018)	8.00% (Libor + 6.50%/Q)	5/24/2012	13,688	12,182	(4)(23)
					15,354	13,848
					115,690	118,380		2.25%
Commercial Real Estate Finance
10th Street, LLC and New 10th Street, LLC (7)	Real estate holding company	First lien senior secured loan ($25,128 par due 11/2019)	7.00% Cash, 1.00% PIK	3/31/2014	25,128	25,128	(2)
		Senior subordinated loan ($27,031 par due 11/2019)	7.00% Cash, 1.00% PIK	4/1/2010	27,031	27,031	(2)
		Member interest (10.00% interest)		4/1/2010	594	49,512
		Option (25,000 units)		4/1/2010	25	25
					52,778	101,696

As of March 31, 2015

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Cleveland East Equity, LLC	Hotel operator	Real estate equity interests		4/1/2010	—	2,973
Commons R-3, LLC	Real estate developer	Real estate equity interests		4/1/2010	—	—
Crescent Hotels & Resorts, LLC and affiliates (7)	Hotel operator	Senior subordinated loan ($2,236 par due 9/2011)	15.00%	4/1/2010	—	—	(2)
		Common equity interest		4/1/2010	—	—
					—	—
NPH, Inc.	Hotel property	Real estate equity interests		4/1/2010	1,691	1,950
					54,469	106,619		2.03%
Automotive Services
ChargePoint, Inc. (28)	Developer and operator of electric vehicle charging stations	First lien senior secured loan ($10,000 par due 1/2019)	9.75% (Libor + 8.75%/M)	12/24/2014	9,496	9,800	(2)(23)
		Warrant to purchase up to 404,563 shares of Series E preferred stock		12/24/2014	327	327	(2)
					9,823	10,127
Driven Brands, Inc. and Driven Holdings, LLC	Automotive aftermarket car care franchisor	First lien senior secured loan ($209 par due 3/2017)	6.00% (Libor + 5.00%/S)	1/3/2014	209	209	(2)(23)
		First lien senior secured loan ($776 par due 3/2017)	7.25% (Base Rate + 4.00%/Q)	1/3/2014	776	776	(2)(23)
		Preferred stock (247,500 units)		12/16/2011	2,475	3,149	(2)
		Common stock (25,000 units)		12/16/2011	25	2,713	(2)
					3,485	6,847
Eckler Industries, Inc. (28)	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($6,200 par due 7/2017)	10.25% (Base Rate + 7.00%/Q)	7/12/2012	6,200	5,890	(2)(23)
		First lien senior secured loan ($7,927 par due 7/2017)	10.25% (Base Rate + 7.00%/M)	7/12/2012	7,928	7,530	(2)(23)
		First lien senior secured loan ($29,800 par due 7/2017)	10.25% (Base Rate + 7.00%/M)	7/12/2012	29,800	28,310	(3)(23)
		Series A preferred stock (1,800 shares)		7/12/2012	1,800	—	(2)
		Common stock (20,000 shares)		7/12/2012	200	—	(2)
					45,928	41,730
EcoMotors, Inc.	Engine developer	First lien senior secured loan ($3,636 par due 10/2016)	10.83%	12/28/2012	3,582	3,600	(2)
		First lien senior secured loan ($4,394 par due 6/2017)	10.83%	12/28/2012	4,310	4,350	(2)
		First lien senior secured loan ($3,000 par due 7/2016)	10.13%	12/28/2012	2,966	2,970	(2)
		Warrant to purchase up to 321,888 shares of Series C preferred stock		12/28/2012	0	128	(2)
		Warrant to purchase up to 70,000 shares of Series C preferred stock		2/24/2015	—	28	(2)
					10,858	11,076
Simpson Performance Products, Inc.	Provider of motorsports safety equipment	First lien senior secured loan ($19,500 par due 2/2020)	9.83% (Libor + 8.83%/Q)	2/20/2015	19,500	19,500	(2)(23)
SK SPV IV, LLC	Collision repair site operators	Series A common stock (12,500 units)		8/18/2014	625	1,987	(2)
		Series B common stock (12,500 units)		8/18/2014	625	1,987	(2)
					1,250	3,974
TA THI Buyer, Inc. and TA THI Parent, Inc.	Collision repair company	Series A preferred stock (50,000 shares)		7/28/2014	5,000	5,824	(2)
					95,844	99,078		1.89%
Chemicals
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	Warrant to purchase 322,422 shares of Series D preferred stock		3/28/2013	—	6	(2)
K2 Pure Solutions Nocal, L.P. (28)	Chemical producer	First lien senior secured revolving loan ($2,256 par due 8/2019)	9.13% (Libor + 8.13%/M)	8/19/2013	2,256	2,256	(2)(23)
		First lien senior secured loan ($21,097 par due 8/2019)	8.00% (Libor + 7.00%/M)	8/19/2013	21,097	21,097	(2)(23)
		First lien senior secured loan ($39,250 par due 8/2019)	8.00% (Libor + 7.00%/M)	8/19/2013	39,250	39,250	(3)(23)
		First lien senior secured loan ($19,625 par due 8/2019)	8.00% (Libor + 7.00%/M)	8/19/2013	19,625	19,625	(4)(23)

As of March 31, 2015

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					82,228	82,228
Kinestral Technologies, Inc.	Designer of adaptive, dynamic glass for the commercial and residential markets	First lien senior secured loan ($6,283 par due 8/2017)	10.00%	4/22/2014	6,187	6,283	(2)
		Warrant to purchase up to 325,000 shares of Series A preferred stock		4/22/2014	73	100	(2)
					6,260	6,383
Liquid Light, Inc.	Developer and licensor of process technology for the conversion of carbon dioxide into major chemicals	First lien senior secured loan ($3,000 par due 11/2017)	10.00%	8/13/2014	2,937	3,000	(2)
		Warrant to purchase up to 86,009 shares of Series B preferred stock		8/13/2014	77	74	(2)
					3,014	3,074
					91,502	91,691		1.74%
Environmental Services
RE Community Holdings II, Inc., Pegasus Community Energy, LLC., and MPH Energy Holdings, LP	Operator of municipal recycling facilities	Preferred stock (1,000 shares)		3/1/2011	8,839	—	(2)
		Limited partnership interest (3.13% interest)		1/8/2014	—	—	(2)
					8,839	—
Waste Pro USA, Inc	Waste management services	Second lien senior secured loan ($77,306 par due 10/2020)	8.50% (Libor + 7.50%/Q)	10/15/2014	77,306	77,306	(2)(23)
					86,145	77,306		1.47%
Hotel Services
Castle Management Borrower LLC	Hotel operator	First lien senior secured loan ($5,985 par due 9/2020)	7.50% (Libor + 6.50%/Q)	10/17/2014	5,985	5,985	(2)(23)
		Second lien senior secured loan ($55,000 par due 3/2021)	11.00% (Libor + 10.00%/Q)	10/17/2014	55,000	55,000	(2)(23)
		Second lien senior secured loan ($10,000 par due 3/2021)	11.00% (Libor + 10.00%/Q)	10/17/2014	10,000	10,000	(2)(23)
					70,985	70,985
					70,985	70,985		1.35%
Health Clubs
Athletic Club Holdings, Inc. (28)	Premier health club operator	First lien senior secured loan ($41,000 par due 10/2020)	9.50% (Libor + 8.50%/M)	10/11/2007	41,000	41,000	(2)(23)
CFW Co-Invest, L.P., NCP Curves, L.P. and Curves International Holdings, Inc.	Health club franchisor	Limited partnership interest (4,152,165 shares)		7/31/2012	4,152	3,798	(2)
		Limited partnership interest (2,218,235 shares)		7/31/2012	2,218	2,029	(2)(8)
		Common stock (1,680 shares)		11/12/2014	—	—	(2)(8)
					6,370	5,827
					47,370	46,827		0.89%
Printing, Publishing and Media
Batanga, Inc. (28)	Independent digital media company	First lien senior secured revolving loan ($3,000 par due 12/2015)	10.00%	10/31/2012	3,000	3,000	(2)
		First lien senior secured loan ($6,590 par due 6/2017)	10.60%	10/31/2012	6,590	6,650	(2)(21)
					9,590	9,650
Earthcolor Group, LLC	Printing management services	Limited liability company interests (9.30%)		5/18/2012	—	—
The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	First lien senior secured loan ($20,345 par due 3/2017)	9.00% (Libor + 7.50%/Q)	3/6/2011	20,346	20,142	(2)(23)
		First lien senior secured loan ($9,449 par due 3/2017)	9.00% (Libor + 7.50%/Q)	3/6/2011	9,449	9,355	(4)(23)
		Preferred stock (10,663 shares)		9/29/2006	1,066	3,076	(2)
		Common stock (15,393 shares)		9/29/2006	3	7	(2)
					30,864	32,580
					40,454	42,230		0.80%

As of March 31, 2015

(dollar amounts in thousands)

(unaudited)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Wholesale Distribution
Flow Solutions Holdings, Inc. (28)	Distributor of high value fluid handling, filtration and flow control products	Second lien senior secured loan ($5,000 par due 10/2018)	10.00% (Libor + 9.00%/M)	12/16/2014	5,000	5,000	(2)(23)
		Second lien senior secured loan ($29,500 par due 10/2018)	10.00% (Libor + 9.00%/M)	12/16/2014	29,500	29,500	(2)(23)
					34,500	34,500		0.66%
Telecommunications
Adaptive Mobile Security Limited (8)(28)	Developer of security software for mobile communications networks	First lien senior secured loan ($3,765 par due 7/2018)	10.00% (Libor + 9.00%/M)	1/16/2015	3,693	3,479	(2)(23)
American Broadband Communications, LLC, American Broadband Holding Company, and Cameron Holdings of NC, Inc.	Broadband communication services	Warrants to purchase up to 208 shares		11/7/2007	—	8,787
		Warrants to purchase up to 200 shares		9/1/2010	—	4,649
					—	13,436
Quantance, Inc.	Designer of semiconductor products to the mobile wireless market	First lien senior secured loan ($2,427 par due 9/2016)	10.25%	8/23/2013	2,389	2,427	(2)
		Warrant to purchase up to 130,432 shares of Series D preferred stock		8/23/2013	74	102	(2)
					2,463	2,529
Startec Equity, LLC (7)	Communication services	Member interest		4/1/2010	—	—
Wilcon Holdings LLC	Communications infrastructure provider	Class A common stock (2,000,000 shares)		12/13/2013	1,829	2,184
					7,985	21,628		0.41%
Computers and Electronics
Powervation Inc. and Powervation Limited (8)	Semiconductor company focused on power control and management	First lien senior secured loan ($3,000 par due 11/2017)	9.04%	11/13/2014	2,895	3,000	(2)
		Warrant to purchase up to 11,531 shares of Series D preferred stock		11/13/2014	—	6	(2)
					2,895	3,006
					2,895	3,006		0.06%
					$8,376,289	$8,481,881		161.39%

(1)                                 Other than the Company’s investments listed in footnote 7 below (subject to the limitations set forth therein), the Company does not “Control” any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company’s portfolio company investments, which as of March 31, 2015 represented 161% of the Company’s net assets or 95% of the Company’s total assets, are subject to legal restrictions on sales.

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

(6)                                 As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” and “Control” this portfolio company because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the three months ended March 31, 2015 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to Control) are as follows:

Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
Campus Management Corp. and Campus Management Acquisition Corp.	$—	$—	$—	$—	$—	$—	$—	$—	$639
Cast & Crew Payroll, LLC and Centerstage Co-Investors, L.L.C.	$20,357	$18,446	$32,643	$2,081	$—	$598	$29	$—	$4,326
Crown Health Care Laundry Services, Inc. and Crown Laundry Holdings, LLC	$—	$761	$—	$514	$—	$—	$33	$—	$767
Investor Group Services, LLC	$—	$—	$—	$—	$—	$27	$—	$333	$(270)
Multi-Ad Services, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$59
UL Holding Co., LLC	$—	$—	$—	$—	$—	$—	$—	$—	$63

(7)                                 As defined in the Investment Company Act, the Company is deemed to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the three months ended March 31, 2015 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are as follows:

Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
10th Street, LLC and New 10th Street, LLC	$—	$—	$—	$1,042	$—	$—	$—	$—	$(1,415)
AllBridge Financial, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$730
Callidus Capital Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$(17)
Ciena Capital LLC	$—	$—	$—	$680	$—	$—	$—	$—	$3,659
Community Education Centers, Inc. and CEC Parent Holdings LLC	$—	$—	$—	$367	$—	$—	$34	$—	$(788)
Crescent Hotels & Resorts, LLC and affiliates	$—	$—	$—	$—	$—	$—	$—	$—	$—
HCI Equity, LLC	$—	$—	$—	$—	$—	$99	$—	$—	$(300)
HCP Acquisition Holdings, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ivy Hill Asset Management, L.P.	$—	$—	$—	$—	$—	$20,000	$—	$—	$(20,137)
MVL Group, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Orion Foods, LLC	$—	$533	$—	$—	$—	$—	$—	$—	$(606)
PHL Investors, Inc., and PHL Holding Co.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Senior Secured Loan Fund LLC*	$33,317	$93,166	$—	$68,338	$7,416	$—	$7,265	$—	$(898)
Startec Equity, LLC	$—	$—	$—	$—	$—	$—	$—	$—	$—
The Step2 Company, LLC	$—	$—	$—	$807	$—	$—	$—	$—	$909

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

(10)                          In the first quarter of 2011, the staff of the Securities and Exchange Commission (the “Staff”) informally communicated to certain business development companies (“BDCs”) the Staff’s belief that certain entities, which would be classified as an “investment company” under the Investment Company Act but for the exception from the definition of “investment company” set forth in Rule 3a-7 promulgated under the Investment Company Act, could not be treated as eligible portfolio companies (as defined in Section 2(a)(46) under Investment Company Act) (i.e. not eligible to included in a BDC’s 70% “qualifying assets” basket). Subsequently, in August 2011 the Securities and Exchange Commission issued a concept release (the “Concept Release”) which stated that “[a]s a general matter, the Commission presently does not believe that Rule 3a-7 issuers are the type of small, developing and financially troubled businesses in which the U.S. Congress intended BDCs primarily to invest” and requested comment on whether or not a 3a-7 issuer should be considered an “eligible portfolio company”. The Company provided a comment letter in respect of the Concept Release and continues to believe that the language of Section 2(a)(46) of the Investment Company Act permits a BDC to treat as “eligible portfolio companies” entities that rely on the 3a-7 exception. However, given the current uncertainty in this area (including the language in the Concept Release) and subsequent discussions with the Staff, the Company has, solely for purposes of calculating the composition of its portfolio pursuant to Section 55(a) of the Investment Company Act, identified such entities, which include the SSLP, as “non-qualifying assets” should the Staff ultimately disagree with the Company’s position. Pursuant to Section 55(a) of the Investment Company Act (using the Staff’s methodology described above solely for this purpose), 28% of the Company’s total assets are represented by investments at fair value and other assets that are considered “non-qualifying assets” as of March 31, 2015.

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

(12)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $87 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(13)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.00% on $62 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(15)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.25% on $51 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the

“first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(16)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.00% on $46 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(18)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.13% on $16 million aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(19)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.00% on $20 million aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(21)                          The Company is entitled to receive a fixed fee upon the occurrence of certain events as defined in the credit agreement governing the Company’s debt investment in the portfolio company. The fair value of such fee is included in the fair value of the debt investment.

(22)                          Loan was on non-accrual status as of March 31, 2015.

(23)                          Loan includes interest rate floor feature.

(24)                          In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SSLP’s loan portfolio, which may result in a return to the Company greater than the contractual stated interest rate.

(25)                          As of March 31, 2015, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

(26)                          As of March 31, 2015, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

(27)                          As of March 31, 2015, no amounts were funded by the Company under this letter of credit facility; however, there were letters of credit issued and outstanding through a financial intermediary under the letter of credit facility. See Note 7 to the consolidated financial statements for further information on letters of credit commitments related to certain portfolio companies.

(28)                          As of March 31, 2015, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
Adaptive Mobile Security Limited	$806	$—	$806	$—	$—	$806
Athletic Club Holdings, Inc.	10,000	—	10,000	—	—	10,000
Batanga, Inc.	4,000	(3,000)	1,000	—	—	1,000
Benihana, Inc.	3,231	(646)	2,585	—	—	2,585
California Forensic Medical Group, Incorporated	5,000	—	5,000	—	—	5,000
Cast & Crew Payroll, LLC	7,500	—	7,500	—	—	7,500
CCS Intermediate Holdings, LLC	7,125	(2,625)	4,500	—	—	4,500
ChargePoint, Inc.	10,000	—	10,000	—	—	10,000
Ciena Capital LLC	20,000	(14,000)	6,000	(6,000)	—	—
Competitor Group, Inc.	3,750	(3,750)	—	—	—	—
Component Hardware Group, Inc.	3,734	(2,241)	1,494	—	—	1,494
Crown Health Care Laundry Services, Inc.	5,000	(772)	4,228	—	—	4,228
Directworks, Inc.	1,000	—	1,000	—	—	1,000
Eckler Industries, Inc.	7,500	(6,200)	1,300	—	(1,300)	—
Faction Holdings, Inc.	2,000	—	2,000	—	—	2,000
Feradyne Outdoors, LLC	39,000	—	39,000	—	—	39,000
Flow Solutions Holdings, Inc.	1,000	—	1,000	—	—	1,000
Garden Fresh Restaurant Corp.	5,000	(3,765)	1,235	—	—	1,235
GHS Interactive Security, LLC	6,468	—	6,468	—	—	6,468
Global Healthcare Exchange, LLC	15,625	—	15,625	—	—	15,625
Green Energy Partners	43,500	—	43,500	—	—	43,500
Greenphire, Inc.	8,000	—	8,000	—	—	8,000
Harvey Tool Company, LLC	2,500	—	2,500	—	—	2,500
Hojeij Branded Foods, Inc.	2,500	(2,491)	9	—	—	9
ICSH, Inc.	10,000	(2,162)	7,838	—	—	7,838
Infilaw Holding, LLC	25,000	(9,670)	15,330	—	—	15,330
IronPlanet, Inc.	3,000	(3,000)	—	—	—	—
Itel Laboratories, Inc.	2,500	—	2,500	—	—	2,500
Javlin Three LLC	60,000	(47,200)	12,800	—	—	12,800
Joule Unlimited Technologies, Inc.	5,000	—	5,000	—	—	5,000
K2 Pure Solutions Nocal, L.P.	5,000	(2,256)	2,744	—	—	2,744
Lakeland Tours, LLC	22,500	(1,211)	21,289	—	—	21,289
Massage Envy, LLC	5,000	—	5,000	—	—	5,000
McKenzie Sports Products, LLC	12,000	—	12,000	—	—	12,000
MW Dental Holding Corp.	30,000	(2,000)	28,000	—	—	28,000
My Health Direct, Inc.	1,000	—	1,000	—	—	1,000
Niagara Fiber Intermediate Corp.	1,881	(1,881)	—	—	—	—
OmniSYS Acquisition Corporation	2,500	—	2,500	—	—	2,500
OTG Management, LLC	30,550	(1,175)	29,375	—	—	29,375
Paper Source, Inc.	2,500	—	2,500	—	—	2,500
PerfectServe, Inc.	2,000	(500)	1,500	—	—	1,500
PIH Corporation	3,314	(621)	2,693	—	—	2,693
Regent Education, Inc.	2,000	(1,000)	1,000	—	—	1,000
RuffaloCODY, LLC	7,683	—	7,683	—	—	7,683
Shock Doctor, Inc.	15,000	(4,200)	10,800	—	—	10,800
Things Remembered, Inc.	5,000	(1,666)	3,333	—	—	3,333
TPTM Merger Corp.	2,500	(750)	1,750	—	—	1,750
TraceLink, Inc.	7,500	—	7,500	—	—	7,500
TWH Water Treatment Industries, Inc.	8,960	—	8,960	—	—	8,960

Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
Zemax, LLC	3,000	—	3,000	—	—	3,000
	$489,627	$(118,782)	$370,845	$(6,000)	$(1,300)	$363,545

(29)     As of March 31, 2015, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

Portfolio Company	Total private equity commitments	Less: funded private equity commitments	Total unfunded private equity commitments	Less: private equity commitments substantially at the discretion of the Company	Total net adjusted unfunded private equity commitments
Imperial Capital Private Opportunities, LP	$50,000	$(6,794)	$43,206	$(43,206)	$—
Partnership Capital Growth Investors III, L.P.	5,000	(4,001)	999	—	999
PCG - Ares Sidecar Investment, L.P. and PCG-Ares Sidecar Investment II, L.P.	50,000	(8,605)	41,395	(41,395)	—
Piper Jaffray Merchant Banking Fund I, L.P.	2,000	(1,084)	916	—	916
	$107,000	$(20,484)	$86,516	$(84,601)	$1,915

(30)                          As of March 31, 2015, the Company had commitments to co-invest in the SSLP for its portion of the SSLP’s commitment to fund delayed draw investments of up to $72,911. See Note 4 to the consolidated financial statements for more information on the SSLP.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2014

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Investment Funds and Vehicles
CIC Flex, LP (9)	Investment partnership	Limited partnership units (0.94 units)		9/7/2007	$—	$248	(2)
Covestia Capital Partners, LP (9)	Investment partnership	Limited partnership interest (47.00% interest)		6/17/2008	487	2,100	(2)
HCI Equity, LLC (7)(8)(9)	Investment company	Member interest (100.00% interest)		4/1/2010	—	397
Imperial Capital Private Opportunities, LP (9)(31)	Investment partnership	Limited partnership interest (80.00% interest)		5/10/2007	4,654	19,005	(2)
Partnership Capital Growth Fund I, L.P. (9)	Investment partnership	Limited partnership interest (25.00% interest)		6/16/2006	—	1,526	(2)
Partnership Capital Growth Investors III, L.P. (9)(31)	Investment partnership	Limited partnership interest (2.50% interest)		10/5/2011	3,030	2,735	(2)
PCG-Ares Sidecar Investment, L.P. (9)(31)	Investment partnership	Limited partnership interest (100.00% interest)		5/22/2014	2,073	1,866	(2)
PCG-Ares Sidecar Investment II, L.P. (9)(31)	Investment partnership	Limited partnership interest (100.00% interest)		10/31/2014	6,500	6,500	(2)
Piper Jaffray Merchant Banking Fund I, L.P. (9)(31)	Investment partnership	Limited partnership interest (2.00% interest)		8/16/2012	1,074	955	(2)
Senior Secured Loan Fund LLC (7)(10)(32)	Co-investment vehicle	Subordinated certificates ($2,034,498 par due 12/2024)	8.26% (Libor + 8.00%/M)(26)	10/30/2009	2,034,498	2,065,015
		Membership interest (87.50% interest)		10/30/2009	—	—
					2,034,498	2,065,015
VSC Investors LLC (9)	Investment company	Membership interest (1.95% interest)		1/24/2008	879	1,481	(2)
					2,053,195	2,101,828		39.78%
Healthcare Services
Alegeus Technologies Holdings Corp.	Benefits administration and transaction processing provider	Preferred stock (2,997 shares)		12/13/2013	3,087	1,876
		Common stock (3 shares)		12/13/2013	3	—
					3,090	1,876
American Academy Holdings, LLC	Provider of education, training, certification, networking, and consulting services to medical coders and other healthcare professionals	First lien senior secured loan ($14,088 par due 6/2019)	4.00% (Libor + 3.00%/Q)	6/27/2014	14,088	14,088	(2)(25)
		First lien senior secured loan ($23,425 par due 6/2019)	7.00% (Libor + 6.00%/Q)	6/27/2014	23,425	23,425	(2)(13)(25)
		First lien senior secured loan ($52,039 par due 6/2019)	7.00% (Libor + 6.00%/Q)	6/27/2014	52,039	52,039	(3)(13)(25)
		First lien senior secured loan ($4,126 par due 6/2019)	4.00% (Libor + 3.00%/Q)	6/27/2014	4,126	4,126	(4)(25)
					93,678	93,678
Athletico Management, LLC and Accelerated Holdings, LLC	Provider of outpatient rehabilitation services	First lien senior secured loan ($4,000 par due 12/2020)	6.25% (Libor + 5.50%/Q)	12/2/2014	3,968	4,000	(2)(25)
AwarePoint Corporation	Healthcare technology platform developer	First lien senior secured loan ($10,000 par due 6/2018)	9.50%	9/5/2014	9,907	9,900	(2)
		Warrant to purchase up to 3,213,367 shares of Series 1 preferred stock		11/14/2014	—	—	(2)
					9,907	9,900
AxelaCare Holdings, Inc. and AxelaCare Investment Holdings, L.P.	Provider of home infusion services	Preferred units (8,218,160 units)		4/12/2013	822	693	(2)
		Common units (83,010 units)		4/12/2013	8	7	(2)
					830	700

As of December 31, 2014

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
California Forensic Medical Group, Incorporated (30)	Correctional facility healthcare operator	First lien senior secured loan ($48,630 par due 11/2018)	9.25% (Libor + 8.00%/Q)	11/16/2012	48,630	48,630	(3)(25)
CCS Intermediate Holdings, LLC and CCS Group Holdings, LLC (30)	Correctional facility healthcare operator	First lien senior secured revolving loan ($1,275 par due 7/2019)	5.00% (Libor + 4.00%/Q)	7/23/2014	1,275	1,249	(2)(25)
		First lien senior secured loan ($6,719 par due 7/2021)	5.00% (Libor + 4.00%/Q)	7/23/2014	6,688	6,584	(2)(25)
		Second lien senior secured loan ($135,000 par due 7/2022)	9.38% (Libor + 8.38%/Q)	7/23/2014	133,721	133,650	(2)(25)
		Class A units (601,937 units)		8/19/2010	—	1,802	(2)
					141,684	143,285
DNAnexus, Inc.	Bioinformatics company	First lien senior secured loan ($5,000 par due 10/2017)	9.25%	3/21/2014	4,802	5,000	(2)
		First lien senior secured loan ($5,000 par due 2/2018)	9.25%	3/21/2014	4,787	5,000	(2)
		Warrants to purchase up to 909,092 units of Series C preferred stock		3/21/2014	—	—	(2)
					9,589	10,000
Genocea Biosciences, Inc.	Vaccine discovery technology company	Common stock (31,500 shares)		2/10/2014	—	220	(2)
GI Advo Opco, LLC	Behavioral treatment services provider	First lien senior secured loan ($13,890 par due 6/2017)	6.00% (Libor + 4.75%/Q)	12/13/2013	14,182	13,890	(2)(25)
		First lien senior secured loan ($69 par due 6/2017)	7.00% (Base Rate + 3.75%/Q)	12/13/2013	70	69	(2)(25)
					14,252	13,959
Global Healthcare Exchange, LLC and GHX Ultimate Parent Corp. (30)	On-demand supply chain automation solutions provider	First lien senior secured loan ($231,250 par due 3/2020)	8.50% (Libor + 7.50%/Q)	3/11/2014	229,626	231,250	(2)(25)
		Class A common stock (2,475 shares)		3/11/2014	2,991	2,991	(2)
		Class B common stock (938 shares)		3/11/2014	30	2,417	(2)
					232,647	236,658
Greenphire, Inc. and RMCF III CIV XXIX, L.P (30)	Software provider for clinical trial management	First lien senior secured loan ($4,000 par due 12/2018)	9.00% (Libor + 8.00%/Q)	12/19/2014	4,000	4,000	(2)(25)
		Limited partnership interest (99.90% interest)		12/19/2014	999	999	(2)
					4,999	4,999
INC Research Mezzanine Co-Invest, LLC	Pharmaceutical and biotechnology consulting services	Common units (1,410,000 units)		9/27/2010	1,512	4,287	(2)
Intermedix Corporation	Revenue cycle management provider to the emergency healthcare industry	Second lien senior secured loan ($112,000 par due 6/2020)	9.25% (Libor + 8.25%/Q)	12/27/2012	112,000	110,880	(2)(25)
LM Acquisition Holdings, LLC (8)	Developer and manufacturer of medical equipment	Class A units (426 units)		9/27/2013	1,000	1,721	(2)
MC Acquisition Holdings I, LLC	Healthcare professional provider	Class A units (1,338,314 units)		1/17/2014	1,338	1,863	(2)
Monte Nido Holdings, LLC	Outpatient eating disorder treatment provider	First lien senior secured loan ($44,750 par due 12/2019)	8.00% (Libor + 7.00%/M)	12/20/2013	44,750	42,065	(3)(19)(25)
MW Dental Holding Corp. (30)	Dental services provider	First lien senior secured loan ($6,485 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	6,485	6,485	(2)(25)
		First lien senior secured loan ($24,484 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	24,484	24,484	(2)(25)
		First lien senior secured loan ($48,238 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	48,238	48,238	(3)(25)
		First lien senior secured loan ($19,949 par due 4/2017)	8.50% (Libor + 7.00%/M)	4/12/2011	19,949	19,949	(4)(25)
					99,156	99,156
My Health Direct, Inc. (30)	Healthcare scheduling exchange software solution provider	First lien senior secured loan ($3,000 par due 1/2018)	10.75%	9/18/2014	2,907	3,000	(2)
		Warrant to purchase up to 4,548 shares of Series D preferred stock		9/18/2014	39	39	(2)

As of December 31, 2014

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					2,946	3,039
Napa Management Services Corporation	Anesthesia management services provider	First lien senior secured loan ($13,000 par due 2/2019)	6.00% (Libor + 5.00%/Q)	4/15/2011	13,000	13,000	(2)(25)
		First lien senior secured loan ($80,234 par due 2/2019)	6.00% (Libor + 5.00%/Q)	4/15/2011	80,234	80,234	(2)(21)(25)
		First lien senior secured loan ($33,266 par due 2/2019)	6.00% (Libor + 5.00%/Q)	4/15/2011	33,215	33,266	(3)(21)(25)
		Common units (5,345 units)		4/15/2011	5,764	11,760	(2)
					132,213	138,260
Netsmart Technologies, Inc. and NS Holdings, Inc.	Healthcare technology provider	First lien senior secured loan ($2,760 par due 12/2017)	8.75% (Libor + 7.50%/Q)	12/18/2012	2,760	2,760	(2)(17)(25)
		First lien senior secured loan ($34,912 par due 12/2017)	8.75% (Libor + 7.50%/Q)	12/18/2012	34,912	34,912	(2)(17)(25)
		Common stock (2,500,000 shares)		6/21/2010	2,500	5,426	(2)
					40,172	43,098
New Trident Holdcorp, Inc.	Outsourced mobile diagnostic healthcare service provider	Second lien senior secured loan ($80,000 par due 7/2020)	10.25% (Libor + 9.00%/Q)	8/6/2013	78,667	78,400	(2)(25)
Nodality, Inc.	Biotechnology company	First lien senior secured loan ($8,000 par due 2/2018)	8.90%	4/25/2014	7,768	8,000	(2)
		First lien senior secured loan ($3,000 par due 8/2018)	8.90%	4/25/2014	2,900	3,000	(2)
		Warrant to purchase up to 164,179 shares of Series B preferred stock		4/25/2014	—	41	(2)
					10,668	11,041
OmniSYS Acquisition Corporation, OmniSYS, LLC, and OSYS Holdings, LLC (30)	Provider of technology-enabled solutions to pharmacies	First lien senior secured loan ($20,475 par due 11/2018)	8.50% (Libor + 7.50%/Q)	11/21/2013	20,475	20,475	(2)(25)
		Limited liability company membership interest (1.57%)		11/21/2013	1,000	1,258	(2)
					21,475	21,733
PerfectServe, Inc. (30)	Communications software platform provider for hospitals and physician practices	First lien senior secured revolving loan ($500 par due 6/2015)	7.50%	12/26/2013	500	500	(2)
		First lien senior secured loan ($2,500 par due 10/2017)	10.00%	12/26/2013	2,479	2,500	(2)
		First lien senior secured loan ($3,372 par due 4/2017)	10.00%	12/26/2013	3,348	3,372	(2)
		Warrants to purchase up to 34,113 units of Series C preferred stock		12/26/2013	—	84	(2)
					6,327	6,456
PGA Holdings, Inc.	Provider of patient surveys, management reports and national databases for the integrated healthcare delivery system	Preferred stock (333 shares)		3/12/2008	125	21	(2)
		Common stock (16,667 shares)		3/12/2008	167	1,051	(2)
					292	1,072
PhyMED Management LLC	Provider of anesthesia services	First lien senior secured loan ($10,000 par due 11/2020)	5.25% (Libor + 4.25%/M)	11/18/2014	9,927	10,000	(2)(25)
Physiotherapy Associates Holdings, Inc.	Physical therapy provider	Class A common stock (100,000 shares)		12/13/2013	3,090	2,465
POS I Corp. (fka Vantage Oncology, Inc.)	Radiation oncology care provider	Common stock (62,157 shares)		2/3/2011	4,670	1,222	(2)
Reed Group Holdings, LLC	Medical disability management services provider	Equity interests		4/1/2010	—	—	(2)
Respicardia, Inc.	Developer of implantable therapies to improve cardiovascular health	First lien senior secured loan ($1,400 par due 7/2015)	11.00%	6/28/2012	1,399	1,400	(2)
		Warrants to purchase up to 99,094 shares of Series C preferred stock		6/28/2012	38	28	(2)
					1,437	1,428

As of December 31, 2014

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Sage Products Holdings III, LLC	Patient infection control and preventive care solutions provider	Second lien senior secured loan ($120,000 par due 6/2020)	9.25% (Libor + 8.00%/Q)	12/13/2012	119,775	120,000	(2)(25)
Sarnova HC, LLC, Tri-Anim Health Services, Inc., and BEMS Holdings, LLC	Distributor of emergency medical service and respiratory products	Second lien senior secured loan ($60,000 par due 9/2018)	8.75% (Libor + 8.00%/M)	6/30/2014	60,000	60,000	(2)(25)
SurgiQuest, Inc.	Medical device company	Warrants to purchase up to 54,672 shares of Series D-4 convertible preferred stock		9/28/2012	—	—	(2)
U.S. Anesthesia Partners, Inc.	Anesthesiology service provider	First lien senior secured loan ($49,725 par due 12/2019)	6.00% (Libor + 5.00%/Q)	6/26/2014	49,725	49,725	(2)(25)
		Second lien senior secured loan ($50,000 par due 9/2020)	9.00% (Libor + 8.00%/Q)	9/24/2014	50,000	50,000	(2)(25)
					99,725	99,725
Young Innovations, Inc.	Dental supplies and equipment manufacturer	Second lien senior secured loan ($45,000 par due 7/2019)	9.00% (Libor + 8.00%/Q)	5/30/2014	45,000	45,000	(2)(25)
					1,459,414	1,470,816		27.84%
Other Services
American Residential Services L.L.C.	Heating, ventilation and air conditioning services provider	Second lien senior secured loan ($50,000 par due 12/2021)	9.00% (Libor + 8.00%/Q)	6/30/2014	49,534	50,000	(2)(25)
Capital Investments and Ventures Corp. (30)	SCUBA diver training and certification provider	First lien senior secured loan ($60,654 par due 8/2020)	8.00% (Base Rate + 4.75%/Q)	8/9/2012	60,334	60,654	(2)(25)
		First lien senior secured loan ($21,181 par due 8/2020)	8.00% (Base Rate + 4.75%/Q)	8/9/2012	21,181	21,181	(3)(25)
		First lien senior secured loan ($7,534 par due 8/2020)	8.00% (Base Rate + 4.75%/Q)	8/9/2012	7,534	7,534	(4)(25)
					89,049	89,369
Community Education Centers, Inc.	Offender re-entry and in-prison treatment services provider	First lien senior secured loan ($14,130 par due 3/2015)	6.25% (Libor + 5.25%/Q)	12/10/2010	14,130	14,130	(2)(18)(25)
		First lien senior secured loan ($156 par due 3/2015)	7.50% (Base Rate + 4.25%/Q)	12/10/2010	156	156	(2)(18)(25)
		Second lien senior secured loan ($48,377 par due 12/2015)		12/10/2010	47,169	39,858	(2)(24)
		Warrants to purchase up to 654,618 shares		12/10/2010	—	—	(2)
					61,455	54,144
Competitor Group, Inc. and Calera XVI, LLC (30)	Endurance sports media and event operator	First lien senior secured revolving loan ($2,850 par due 11/2018)	10.00% (Base Rate + 6.75%/Q)	11/30/2012	2,850	2,565	(2)(25)
		First lien senior secured revolving loan ($900 par due 11/2018)	9.00% (Libor + 7.75%/Q)	11/30/2012	900	810	(2)(25)
		First lien senior secured loan ($24,444 par due 11/2018)	10.50% (Libor + 7.75% Cash, 1.50% PIK /Q)	11/30/2012	24,444	21,999	(2)(25)
		First lien senior secured loan ($29,931 par due 11/2018)	10.50% (Libor + 7.75% Cash, 1.50% PIK /Q)	11/30/2012	29,931	26,938	(3)(25)
		Membership units (2,500,000 units)		11/30/2012	2,519	275	(2)(9)
					60,644	52,587
Crown Health Care Laundry Services, Inc. and Crown Laundry Holdings, LLC (6)(30)	Provider of outsourced linen management solutions to the healthcare industry	First lien senior secured revolving loan ($700 par due 3/2019)	8.25% (Libor + 7.00%/Q)	3/13/2014	700	700	(2)(25)(28)
		First lien senior secured loan ($24,316 par due 3/2019)	8.25% (Libor + 7.00%/Q)	3/13/2014	24,316	24,316	(2)(25)
		Class A preferred units (2,475,000 units)		3/13/2014	2,475	2,723	(2)
		Class B common units (275,000 units)		3/13/2014	275	303	(2)
					27,766	28,042
Dwyer Acquisition Parent, Inc. and TDG Group Holding Company	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan ($52,670 par due 2/2020)	11.00%	8/15/2014	52,670	52,670	(2)
		Common stock (30,000 shares)		8/15/2014	3,000	3,439	(2)
					55,670	56,109

As of December 31, 2014

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
GHS Interactive Security, LLC and LG Security Holdings, LLC (30)	Originates residential security alarm contracts	First lien senior secured loan ($8,578 par due 5/2018)	7.50% (Libor + 6.00%/S)	12/13/2013	8,626	8,578	(25)
		Class A membership units (1,560,000 units)		12/13/2013	1,607	728
					10,233	9,306
Massage Envy, LLC (30)	Franchisor in the massage industry	First lien senior secured loan ($28,245 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	28,245	28,245	(2)(25)
		First lien senior secured loan ($47,716 par due 9/2018)	8.50% (Libor + 7.25%/Q)	9/27/2012	47,716	47,716	(3)(25)
		Common stock (3,000,000 shares)		9/27/2012	3,000	4,306	(2)
					78,961	80,267
McKenzie Sports Products, LLC (30)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured loan ($84,500 par due 9/2020)	6.75% (Libor + 5.75%/M)	9/18/2014	84,500	83,654	(2)(12)(25)
OpenSky Project, Inc.	Social commerce platform operator	First lien senior secured loan ($3,000 par due 9/2017)	10.00%	6/4/2014	2,960	3,000	(2)
		Warrant to purchase up to 46,996 shares of Series D preferred stock		6/4/2014	48	48	(2)
					3,008	3,048
PODS Funding Corp. II	Storage and warehousing	First lien senior secured loan ($3,899 par due 12/2018)	7.00% (Libor + 6.00%/Q)	3/12/2014	3,899	3,899	(25)
		First lien senior secured loan ($33,989 par due 12/2018)	7.00% (Libor + 6.00%/Q)	3/12/2014	33,989	33,989	(25)
					37,888	37,888
Spin HoldCo Inc.	Laundry service and equipment provider	Second lien senior secured loan ($140,000 par due 5/2020)	8.00% (Libor + 7.00%/M)	5/14/2013	140,000	137,200	(2)(25)
TWH Water Treatment Industries, Inc., TWH Filtration Industries, Inc. and TWH Infrastructure Industries, Inc. (30)	Wastewater infrastructure repair, treatment and filtration company	First lien senior secured loan ($2,240 par due 10/2019)	10.25% (Libor + 9.25%/Q)	10/10/2014	2,240	2,240	(2)(25)
		First lien senior secured loan ($36,400 par due 10/2019)	10.25% (Libor + 9.25%/Q)	10/10/2014	36,400	36,400	(2)(25)
					38,640	38,640
United Road Towing, Inc.	Towing company	Warrants to purchase up to 607 shares		4/1/2010	—	—
Wash Multifamily Laundry Systems, LLC	Laundry service and equipment provider	Second lien senior secured loan ($78,000 par due 2/2020)	7.75% (Libor + 6.75%/Q)	6/26/2012	78,000	78,000	(2)(25)
					815,348	798,254		15.11%
Consumer Products
Feradyne Outdoors, LLC and Bowhunter Holdings, LLC (30)	Provider of branded archery and bowhunting accessories	First lien senior secured loan ($50,100 par due 3/2019)	6.55% (Libor + 5.55%/Q)	4/24/2014	50,100	50,100	(2)(22)(25)
		First lien senior secured loan ($6,953 par due 3/2019)	4.00% (Libor + 3.00%/Q)	4/24/2014	6,953	6,953	(2)(25)
		Common units (300 units)		4/24/2014	3,000	2,573	(2)
					60,053	59,626
Implus Footcare, LLC	Provider of footwear and other accessories	Preferred stock (455 shares)	6.00% PIK	10/31/2011	4,740	4,740	(2)
		Common stock (455 shares)		10/31/2011	—	1,414	(2)
					4,740	6,154
Indra Holdings Corp.	Designer, marketer, and distributor of rain and cold weather products	Second lien senior secured loan ($80,000 par due 11/2021)	8.50% (Libor + 7.50%/Q)	5/1/2014	78,814	79,199	(2)(25)
Matrixx Initiatives, Inc. and Wonder Holdings Acquisition Corp.	Developer and marketer of OTC healthcare products	Warrants to purchase up to 1,489 shares of preferred stock		7/27/2011	—	921	(2)
		Warrants to purchase up to 1,654,678 shares of common stock		7/27/2011	—	—	(2)
					—	921
Oak Parent, Inc.	Manufacturer of athletic apparel	First lien senior secured loan ($30,256 par due 4/2018)	7.50% (Libor + 7.00%/Q)	4/2/2012	30,172	30,256	(3)(25)
		First lien senior secured loan ($157 par due 4/2018)	9.25% (Base Rate + 6.00%/Q)	4/2/2012	157	157	(3)(25)

As of December 31, 2014

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($8,551 par due 4/2018)	7.50% (Libor + 7.00%/Q)	4/2/2012	8,527	8,551	(4)(25)
		First lien senior secured loan ($44 par due 4/2018)	9.25% (Base Rate + 6.00%/Q)	4/2/2012	44	44	(4)(25)
					38,900	39,008
PG-ACP Co-Invest, LLC	Supplier of medical uniforms, specialized medical footwear and accessories	Class A membership units (1,000,0000 units)		8/29/2012	1,000	1,444	(2)
Plantation Products, LLC, Seed Holdings, Inc. and Flora Parent, Inc. (30)	Provider of branded lawn and garden products	First lien senior secured revolving loan ($9,007 par due 12/2020)	5.00% (Libor + 4.00%/Q)	12/23/2014	9,007	9,007	(2)(25)
		First lien senior secured loan ($79,000 par due 12/2020)	5.00% (Libor + 4.00%/Q)	12/23/2014	78,545	79,000	(2)(25)
		Second lien senior secured loan ($66,000 par due 6/2021)	9.94% (Libor + 8.94%/Q)	12/23/2014	65,620	66,000	(2)(25)
		Common stock (30,000 shares)		12/23/2014	3,000	3,000	(2)
					156,172	157,007
Shock Doctor, Inc. and BRP Hold 14, LLC (30)	Developer, marketer and distributor of sports protection equipment and accessories.	First lien senior secured loan ($1,333 par due 3/2020)	8.75% (Libor + 7.75%/Q)	3/14/2014	1,333	1,333	(2)(25)
		First lien senior secured loan ($5,721 par due 3/2020)	8.75% (Libor + 7.75%/Q)	3/14/2014	5,721	5,721	(2)(25)
		First lien senior secured loan ($53,729 par due 3/2020)	8.75% (Libor + 7.75%/Q)	3/14/2014	53,729	53,729	(3)(25)
		First lien senior secured loan ($19,950 par due 3/2020)	8.75% (Libor + 7.75%/Q)	3/14/2014	19,950	19,950	(4)(25)
		Class A preferred units (50,000 units)		3/14/2014	5,000	5,529	(2)
					85,733	86,262
The Step2 Company, LLC (7)	Toy manufacturer	Second lien senior secured loan ($27,583 par due 9/2019)	10.00% PIK	4/1/2010	27,463	27,583	(2)
		Second lien senior secured loan ($4,500 par due 9/2019)	10.00%	3/13/2014	4,500	4,500	(2)
		Second lien senior secured loan ($37,207 par due 9/2019)		4/1/2010	30,802	9,043	(2)(24)
		Common units (1,116,879 units)		4/1/2010	24	—
		Class B common units (126,278,000 units)		10/30/2014	—	—	(2)
		Warrants to purchase up to 3,157,895 units		4/1/2010	—	—
					62,789	41,126
Varsity Brands Holding Co., Inc., Hercules Achievement, Inc., Hercules Achievement Holdings, Inc. and Hercules VB Holdings, Inc.	Leading manufacturer and distributor of textiles, apparel & luxury goods	Second lien senior secured loan ($180,000 par due 12/2022)	9.75% (Libor + 8.75%/M)	12/11/2014	178,200	180,000	(2)(25)
		Common stock (3,353,371 shares)		12/11/2014	4,147	4,147	(2)
		Common stock (3,353,371 shares)		12/11/2014	3,353	3,353	(2)
					185,700	187,500
Woodstream Corporation	Pet products manufacturer	First lien senior secured loan ($12 par due 8/2016)	7.00% (Base Rate + 3.75%/Q)	4/18/2012	12	12	(4)(25)
		First lien senior secured loan ($4,804 par due 8/2016)	6.00% (Libor + 5.00%/Q)	4/18/2012	4,804	4,804	(4)(25)
		Senior subordinated loan ($80,000 par due 2/2017)	11.50%	4/18/2012	78,178	80,000	(2)
		Common stock (4,254 shares)		1/22/2010	1,222	2,816	(2)
					84,216	87,632
					758,117	745,879		14.12%
Power Generation
Alphabet Energy, Inc.	Technology developer to convert waste-heat into electricity	First lien senior secured loan ($1,960 par due 7/2017)	9.50%	12/16/2013	1,894	1,960	(2)
		First lien senior secured loan ($2,880 par due 7/2017)	9.62%	12/16/2013	2,683	2,880	(2)

As of December 31, 2014

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Series B preferred stock (74,449 shares)		2/26/2014	250	250	(2)
		Warrant to purchase up to 59,524 units of Series B preferred stock		12/16/2013	146	125	(2)
					4,973	5,215
Bicent (California) Holdings LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($49,706 par due 2/2021)	8.25% (Libor + 7.25%/Q)	2/6/2014	49,706	49,706	(2)(25)
Brush Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($1,730 par due 8/2020)	7.50% (Base Rate + 4.25%/Q)	8/1/2013	1,730	1,730	(2)(25)
		First lien senior secured loan ($86,384 par due 8/2020)	6.25% (Libor + 5.25%/Q)	8/1/2013	86,384	86,384	(2)(25)
					88,114	88,114
CPV Maryland Holding Company II, LLC	Gas turbine power generation facilities operator	Senior subordinated loan ($42,838 par due 12/2020)	5.00% Cash, 5.00% PIK	8/8/2014	42,838	42,838	(2)
		Warrant to purchase up to 4 units of common stock		8/8/2014	—	200	(2)
					42,838	43,038
DESRI VI Management Holdings, LLC	Wind and solar power generation facility operator	Senior subordinated loan ($26,500 par due 12/2021)	9.75%	12/24/2014	26,500	26,500	(2)
		Non-controlling units (10.0 units)		12/24/2014	1,483	1,483	(2)
					27,983	27,983
DESRI Wind Development Acquisition Holdings, L.L.C.	Wind and solar power generation facility operator	Senior subordinated loan ($14,750 par due 8/2021)	9.25%	8/26/2014	14,750	14,750	(2)
		Non-controlling units (7.5 units)		8/26/2014	806	806	(2)
					15,556	15,556
Green Energy Partners, Stonewall LLC and Panda Stonewall Intermediate Holdings II LLC (30)	Gas turbine power generation facilities operator	Senior subordinated loan ($81,500 par due 12/2021)	13.25%	11/13/2014	81,500	81,500	(2)
Joule Unlimited Technologies, Inc. and Stichting Joule Global Foundation	Renewable fuel and chemical production developer	First lien senior secured loan ($5,909 par due 2/2017)	10.00%	7/25/2013	5,873	5,909	(2)(23)
		Warrant to purchase up to 32,051 shares of Series C-2 preferred stock		7/25/2013	—	39	(2)(8)
					5,873	5,948
La Paloma Generating Company, LLC	Natural gas fired, combined cycle plant operator	Second lien senior secured loan ($10,000 par due 2/2020)	9.25% (Libor + 8.25%/Q)	2/20/2014	9,652	9,400	(2)(25)
Moxie Liberty LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($100,000 par due 8/2020)	7.50% (Libor + 6.50%/Q)	8/21/2013	98,900	100,000	(2)(25)
Moxie Patriot LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($100,000 par due 12/2020)	6.75% (Libor + 5.75%/Q)	12/19/2013	99,000	100,000	(2)(25)
Panda Sherman Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($32,429 par due 9/2018)	9.00% (Libor + 7.50%/Q)	9/14/2012	32,429	32,429	(2)(25)
Panda Temple Power II, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($20,000 par due 4/2019)	7.25% (Libor + 6.00%/Q)	4/3/2013	19,852	20,000	(2)(25)
Panda Temple Power, LLC	Gas turbine power generation facilities operator	First lien senior secured loan ($60,000 par due 7/2018)	11.50% (Libor + 10.00%/Q)	7/17/2012	58,719	60,000	(2)(25)
PERC Holdings 1 LLC	Operator of recycled energy, combined heat and power, and energy efficiency facilities	Class B common units (21,653,543 units)		10/20/2014	21,654	21,654	(2)
					656,749	660,543		12.50%
Business Services
2329497 Ontario Inc. (8)	Outsourced data center infrastructure and related services provider	Second lien senior secured loan ($42,480 par due 6/2019)	10.50% (Libor + 9.25%/M)	12/13/2013	43,323	36,006	(2)(25)

As of December 31, 2014

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
BlackArrow, Inc.	Advertising and data solutions software platform provider	First lien senior secured loan ($8,000 par due 9/2017)	9.25%	3/13/2014	7,782	8,000	(2)
		Warrant to purchase up to 517,386 units of Series C preferred stock		3/13/2014	—	76	(2)
					7,782	8,076
CallMiner, Inc.	Provider of cloud-based conversational analytics solutions	First lien senior secured loan ($4,000 par due 5/2018)	10.00%	7/23/2014	3,973	4,000	(2)
		First lien senior secured loan ($2,000 par due 9/2018)	10.00%	7/23/2014	1,986	2,000	(2)
		Warrant to purchase up to 2,350,636 shares of Series 1 preferred stock		7/23/2014	—	—	(2)
					5,959	6,000
Cast & Crew Payroll, LLC and Centerstage Co-Investors, L.L.C. (6)(30)	Payroll and accounting services provider to the entertainment industry	First lien senior secured loan ($27,930 par due 10/2019)	4.00% (Libor + 3.00%/Q)	12/24/2012	27,930	27,930	(2)(25)
		First lien senior secured loan ($53,569 par due 10/2019)	7.00% (Libor + 6.00%/Q)	12/24/2012	53,569	53,569	(2)(16)(25)
		First lien senior secured loan ($41,813 par due 10/2019)	7.00% (Libor + 6.00%/Q)	12/24/2012	41,813	41,813	(3)(16)(25)
		Class A membership units (2,500,000 units)		12/24/2012	57	5,885	(2)
		Class B membership units (2,500,000 units)		12/24/2012	57	5,885	(2)
					123,426	135,082
CIBT Investment Holdings, LLC	Expedited travel document processing services	Class A shares (2,500 shares)		12/15/2011	2,500	4,915	(2)
Command Alkon, Incorporated and CA Note Issuer, LLC	Software solutions provider to the ready-mix concrete industry	Second lien senior secured loan ($10,000 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	10,000	10,000	(2)(25)
		Second lien senior secured loan ($26,500 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	26,500	26,500	(2)(25)
		Second lien senior secured loan ($11,500 par due 8/2020)	9.25% (Libor + 8.25%/Q)	9/28/2012	11,500	11,500	(2)(25)
		Senior subordinated loan ($17,621 par due 8/2021)	14.00% PIK	8/8/2014	17,621	17,621	(2)
					65,621	65,621
Compuware Parent, LLC	Web and mobile cloud performance testing and monitoring services provider	Class A-1 common stock (4,132 units)		12/15/2014	2,250	2,527	(2)
		Class B-1 common stock (4,132 units)		12/15/2014	450	505	(2)
		Class C-1 common stock (4,132 units)		12/15/2014	300	337	(2)
		Class A-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class B-2 common stock (4,132 units)		12/15/2014	—	—	(2)
		Class C-2 common stock (4,132 units)		12/15/2014	—	—	(2)
					3,000	3,369
Coverall North America, Inc.	Commercial janitorial services provider	Letter of credit facility		1/17/2013	—	—	(29)
Directworks, Inc. and Co-Exprise Holdings, Inc. (30)	Provider of cloud-based software solutions for direct materials sourcing and supplier management for manufacturers	First lien senior secured loan ($2,500 par due 4/2018)	10.25% (Libor + 9.25%/M)	12/19/2014	2,500	2,500	(2)(25)
		Warrant to purchase up to 1,875,000 shares of Series 1 preferred stock		12/19/2014	—	—	(2)
					2,500	2,500
DTI Holdco, Inc. and OPE DTI Holdings, Inc.	Provider of legal process outsourcing and managed services	First lien senior secured loan ($1,000 par due 8/2020)	5.75% (Libor + 4.75%/Q)	8/19/2014	1,000	1,000	(2)(25)
		Class A common stock (7,500 shares)		8/19/2014	7,500	8,383	(2)

As of December 31, 2014

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Class B common stock (7,500 shares)		8/19/2014	—	—	(2)
					8,500	9,383
First Insight, Inc.	SaaS company providing merchandising and pricing solutions to companies worldwide	First lien senior secured loan ($3,267 par due 4/2017)	9.50%	3/20/2014	3,193	3,267	(2)
		Warrants to purchase up to 122,827 units of Series C preferred stock		3/20/2014	—	6	(2)
					3,193	3,273
HCPro, Inc. and HCP Acquisition Holdings, LLC (7)	Healthcare compliance advisory services	Senior subordinated loan ($9,398 par due 5/2015)		3/5/2013	2,691	—	(2)(24)
		Class A units (14,293,110 units)		6/26/2008	12,793	—	(2)
					15,484	—
IfByPhone Inc.	Voice-based marketing automation software provider	Warrant to purchase up to 124,300 shares of Series C preferred stock		10/15/2012	88	79	(2)
Investor Group Services, LLC (6)	Business consulting for private equity and corporate clients	Limited liability company membership interest (7.75% interest)		6/22/2006	—	625
IronPlanet, Inc. (30)	Online auction platform provider for used heavy equipment	First lien senior secured revolving loan		9/24/2013	—	—	(2)(27)
		Warrant to purchase to up to 133,333 shares of Series C preferred stock		9/24/2013	214	244	(2)
					214	244
ISS #2, LLC (30)	Provider of repairs, refurbishments and services to the broader industrial end user markets	First lien senior secured loan ($54,767 par due 6/2018)	6.50% (Libor + 5.50%/M)	6/5/2013	54,767	54,767	(2)(25)
		First lien senior secured loan ($4,900 par due 6/2018)	6.50% (Libor + 5.50%/M)	6/5/2013	4,900	4,900	(2)(25)
		First lien senior secured loan ($44,325 par due 6/2018)	6.50% (Libor + 5.50%/Q)	6/5/2013	44,325	44,325	(3)(25)
					103,992	103,992
Itel Laboratories, Inc. (30)	Data services provider for building materials to property insurance industry	Preferred units (1,798,391 units)		6/29/2012	1,000	1,289	(2)
Market Track Holdings, LLC	Business media consulting services company	Preferred stock (1,500 shares)		12/13/2013	1,982	1,912
		Common stock (15,000 shares)		12/13/2013	1,982	1,780
					3,964	3,692
Maximus Holdings, LLC	Provider of software simulation tools and related services	Warrants to purchase up to 1,050,013 shares of common stock		12/13/2013	—	610
Multi-Ad Services, Inc. (6)	Marketing services and software provider	Preferred units (1,725,280 units)		4/1/2010	788	2,118
		Common units (1,725,280 units)		4/1/2010	—	—
					788	2,118
MVL Group, Inc. (7)	Marketing research provider	Senior subordinated loan ($430 par due 7/2012)		4/1/2010	226	226	(2)(24)
		Common stock (560,716 shares)		4/1/2010	—	—	(2)
					226	226
NComputing, Inc.	Desktop virtualization hardware and software technology service provider	Warrant to purchase up to 462,726 shares of Series C preferred stock		3/20/2013	—	12	(2)
PeakColo Holdings, Inc. and Powered by Peak LLC (30)	Wholesaler of cloud-based software applications and services	First lien senior secured loan ($4,000 par due 11/2018)	9.75% (Libor + 8.75%/M)	11/3/2014	3,909	3,920	(2)(25)
		Warrant to purchase up to 2,037 shares of Series A preferred stock		11/3/2014	93	93	(2)
					4,002	4,013
PHL Investors, Inc., and PHL Holding Co. (7)	Mortgage services	Class A common stock (576 shares)		7/31/2012	3,768	—	(2)

As of December 31, 2014

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Powersport Auctioneer Holdings, LLC	Powersport vehicle auction operator	Common units (1,972 units)		3/2/2012	1,000	963	(2)
R2 Acquisition Corp.	Marketing services	Common stock (250,000 shares)		5/29/2007	250	181	(2)
Rocket Fuel Inc.	Provider of open and integrated software for digital marketing optimization	Common stock (11,405 units)		9/9/2014	40	92	(2)
Ship Investor & Cy S.C.A. (8)	Payment processing company	Common stock (936,693 shares)		12/13/2013	1,729	3,135
Tripwire, Inc. (30)	IT security software provider	First lien senior secured loan ($65,716 par due 5/2018)	7.00% (Libor + 5.75%/Q)	5/23/2011	65,716	66,373	(2)(25)
		First lien senior secured loan ($38,582 par due 5/2018)	7.00% (Libor + 5.75%/Q)	5/23/2011	38,582	38,968	(3)(25)
		First lien senior secured loan ($7,716 par due 5/2018)	7.00% (Libor + 5.75%/Q)	5/23/2011	7,716	7,794	(4)(25)
		Class A common stock (2,970 shares)		5/23/2011	2,970	4,098	(2)
		Class B common stock (2,655,638 shares)		5/23/2011	30	11,602	(2)
					115,014	128,835
Velocity Holdings Corp.	Hosted enterprise resource planning application management services provider	Common units (1,713,546 units)		12/13/2013	4,503	3,270
Venturehouse-Cibernet Investors, LLC	Financial settlement services for intercarrier wireless roaming	Equity interest		4/1/2010	—	—	(2)
					521,866	527,601		9.99%
Education
Campus Management Corp. and Campus Management Acquisition Corp. (6)	Education software developer	Preferred stock (485,159 shares)		2/8/2008	10,520	10,161	(2)
Infilaw Holding, LLC (30)	Operator of for-profit law schools	First lien senior secured revolving loan		8/25/2011	—	—	(2)(27)
		First lien senior secured loan ($1 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	1	1	(2)(25)
		First lien senior secured loan ($9,411 par due 8/2016)	9.50% (Libor + 8.50%/Q)	8/25/2011	9,411	9,411	(3)(25)
		Series A preferred units (124,890 units)	9.50% (Libor + 8.50%/Q)	8/25/2011	124,890	124,890	(2)(25)
		Series B preferred units (3.91 units)		10/19/2012	9,245	12,840	(2)
					143,547	147,142
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	Private school operator	First lien senior secured loan ($58,798 par due 12/2016)		4/24/2013	52,972	47,039	(2)(24)
		First lien senior secured loan ($1,996 par due 12/2016)		6/13/2014	1,996	1,597	(2)(24)
		Series B preferred stock (1,750,000 shares)		8/5/2010	5,000	—	(2)
		Series C preferred stock (2,512,586 shares)		6/7/2010	689	—	(2)
		Common stock (20 shares)		6/7/2010	—	—	(2)
					60,657	48,636
Lakeland Tours, LLC (30)	Educational travel provider	First lien senior secured revolving loan		10/4/2011	—	—	(2)(27)
		First lien senior secured loan ($4,181 par due 1/2017)	5.25% (Libor + 4.25%/Q)	10/4/2011	4,180	4,181	(2)(25)
		First lien senior secured loan ($85,688 par due 1/2017)	8.50% (Libor + 7.50%/Q)	10/4/2011	85,664	85,688	(2)(15)(25)
		First lien senior secured loan ($40,362 par due 1/2017)	8.50% (Libor + 7.50%/Q)	10/4/2011	40,305	40,362	(3)(15)(25)
		Common stock (5,000 shares)		10/4/2011	5,000	5,261	(2)
					135,149	135,492
PIH Corporation (30)	Franchisor of education-based early childhood centers	First lien senior secured revolving loan ($621 par due 6/2017)	7.25% (Libor + 6.25%/M)	12/13/2013	621	621	(2)(25)
		First lien senior secured loan ($35,512 par due 6/2017)	7.25% (Libor + 6.25%/M)	12/13/2013	36,127	35,512	(2)(25)

As of December 31, 2014

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
					36,748	36,133
R3 Education, Inc. and EIC Acquisitions Corp.	Medical school operator	Preferred stock (1,977 shares)		7/30/2008	494	494	(2)
		Common membership interest (15.76% interest)		9/21/2007	15,800	26,199	(2)
		Warrants to purchase up to 27,890 shares		12/8/2009	0	0	(2)
					16,294	26,693
Regent Education, Inc. (30)	Provider of software solutions designed to optimize the financial aid and enrollment processes	First lien senior secured loan ($3,000 par due 1/2018)	10.00%	7/1/2014	2,934	2,940	(2)
		Warrant to purchase up to 987,771 shares of Series CC preferred stock		7/1/2014	—	76	(2)
					2,934	3,016
RuffaloCODY, LLC (30)	Provider of student fundraising and enrollment management services	First lien senior secured loan ($12,683 par due 5/2019)	5.57% (Libor + 4.32%/Q)	5/29/2013	12,683	12,620	(2)(25)
		First lien senior secured loan ($18,860 par due 5/2019)	5.57% (Libor + 4.32%/Q)	5/29/2013	18,860	18,765	(2)(25)
		First lien senior secured loan ($11,709 par due 5/2019)	5.57% (Libor + 4.32%/Q)	5/29/2013	11,709	11,651	(4)(25)
					43,252	43,036
WCI-Quantum Holdings, Inc.	Distributor of instructional products, services and resources	Series A preferred stock (1,272 shares)		10/24/2014	1,000	1,000	(2)
					450,101	451,309		8.54%
Financial Services
AllBridge Financial, LLC (7)	Asset management services	Equity interests		4/1/2010	1,140	5,804
Callidus Capital Corporation (7)	Asset management services	Common stock (100 shares)		4/1/2010	3,000	1,702
Ciena Capital LLC (7)(30)	Real estate and small business loan servicer	First lien senior secured revolving loan ($14,000 par due 12/2014)	6.00%	11/29/2010	14,000	14,000	(2)
		First lien senior secured loan ($1,000 par due 12/2016)	12.00%	11/29/2010	1,000	1,000	(2)
		First lien senior secured loan ($10,000 par due 12/2016)	12.00%	11/29/2010	10,000	10,000	(2)
		First lien senior secured loan ($5,000 par due 12/2016)	12.00%	11/29/2010	5,000	5,000	(2)
		Equity interests		11/29/2010	49,374	19,907	(2)
					79,374	49,907
Commercial Credit Group, Inc.	Commercial equipment finance and leasing company	Senior subordinated loan ($28,000 par due 5/2018)	12.75%	5/10/2012	28,000	28,000	(2)
Cook Inlet Alternative Risk, LLC	Risk management services	Senior subordinated loan ($750 par due 9/2015)	9.00%	9/30/2011	750	750	(2)
Gordian Acquisition Corp.	Financial services firm	Common stock (526 shares)		11/30/2012	—	—	(2)
Imperial Capital Group LLC	Investment services	Class A common units (23,130 units)		5/10/2007	11,248	15,633	(2)
		2006 Class B common units (7,578 units)		5/10/2007	2	4	(2)
		2007 Class B common units (945 units)		5/10/2007	—	—	(2)
					11,250	15,637
Ivy Hill Asset Management, L.P. (7)(9)	Asset management services	Member interest (100.00% interest)		6/15/2009	170,961	259,325
Javlin Three LLC, Javlin Four LLC, and Javlin Five LLC (9)(30)	Asset-backed financial services company	First lien senior secured revolving loan ($42,400 par due 6/2017)	8.41% (Libor + 8.25%/M)	6/24/2014	42,400	42,400	(2)
					336,875	403,525		7.64%
Restaurants and Food Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	Restaurant owner and operator	First lien senior secured loan ($28,581 par due 12/2018)	9.25% (Libor + 8.25%/Q)	11/27/2006	28,581	27,152	(2)(20)(25)

As of December 31, 2014

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($10,919 par due 12/2023)	9.25% (Libor + 8.25%/Q)	11/27/2006	10,922	10,373	(3)(20)(25)
		Promissory note ($18,817 par due 12/2018)		11/27/2006	13,770	346	(2)
		Warrants to purchase up to 23,750 units of Series D common stock		12/18/2013	24	—	(2)
					53,297	37,871
Benihana, Inc. (30)	Restaurant owner and operator	First lien senior secured loan ($4,888 par due 1/2019)	6.75% (Libor + 5.50%/Q)	8/21/2012	4,888	4,790	(4)(25)
DineInFresh, Inc.	Meal-delivery provider	First lien senior secured loan ($7,500 par due 7/2018)	9.75% (Libor + 8.75%/Q)	12/19/2014	7,425	7,500	(2)(25)
		Warrant to purchase up to 143,079 shares of Series A preferred stock		12/19/2014	—	3	(2)
					7,425	7,503
Garden Fresh Restaurant Corp. (30)	Restaurant owner and operator	First lien senior secured revolving loan ($1,100 par due 7/2018)	10.00% (Libor + 8.50%/M)	10/3/2013	1,100	1,100	(2)(25)(28)
		First lien senior secured loan ($42,219 par due 7/2018)	10.00% (Libor + 8.50%/M)	10/3/2013	42,219	42,219	(3)(25)
					43,319	43,319
Global Franchise Group, LLC and GFG Intermediate Holding, Inc.	Worldwide franchisor of quick service restaurants	First lien senior secured loan ($62,500 par due 12/2019)	10.57% (Libor + 9.57%/Q)	12/18/2014	62,500	62,500	(2)(25)
Hojeij Branded Foods, Inc. (30)	Airport restaurant operator	First lien senior secured revolving loan ($1,450 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	1,450	1,450	(2)(25)(28)
		First lien senior secured loan ($14,442 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	14,442	14,442	(2)(25)
		First lien senior secured loan ($9,407 par due 2/2017)	9.00% (Libor + 8.00%/Q)	7/15/2014	9,407	9,407	(2)(25)
		First lien senior secured loan ($14,442 par due 2/2017)	9.00% (Libor + 8.00%/Q)	2/15/2012	14,136	14,442	(2)(25)
		Warrants to purchase up to 7.5% of membership interest		2/15/2012	—	507	(2)
		Warrants to purchase up to 324 shares of Class A common stock		2/15/2012	669	7,313	(2)
					40,104	47,561
Orion Foods, LLC (fka Hot Stuff Foods, LLC) (7)	Convenience food service retailer	First lien senior secured loan ($8,069 par due 9/2015)		4/1/2010	8,069	3,106	(2)(24)
		Second lien senior secured loan ($19,420 par due 9/2015)		4/1/2010	—	—	(2)(24)
		Preferred units (10,000 units)		10/28/2010	—	—	(2)
		Class A common units (25,001 units)		4/1/2010	—	—	(2)
		Class B common units (1,122,452 units)		4/1/2010	—	—	(2)
					8,069	3,106
OTG Management, LLC (30)	Airport restaurant operator	First lien senior secured revolving loan ($2,500 par due 12/2017)	8.75% (Libor + 7.25%/M)	12/11/2012	2,500	2,500	(2)(25)
		First lien senior secured loan ($6,250 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	6,250	6,250	(2)(25)
		First lien senior secured loan ($15,700 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	15,700	15,700	(2)(25)
		First lien senior secured loan ($25,000 par due 12/2017)	8.75% (Libor + 7.25%/Q)	12/11/2012	25,000	25,000	(2)(25)
		Common units (3,000,000 units)		1/5/2011	3,000	2,238	(2)
		Warrants to purchase up to 7.73% of common units		6/19/2008	100	4,464	(2)
					52,550	56,152
Performance Food Group, Inc. and Wellspring Distribution Corp	Food service distributor	Second lien senior secured loan ($24,328 par due 11/2019)	6.25% (Libor + 5.25%/M)	5/14/2013	24,234	24,084	(2)(25)
		Class A non-voting common stock (1,366,120 shares)		5/3/2008	6,303	8,507	(2)
					30,537	32,591
Restaurant Holding Company, LLC	Fast food restaurant operator	First lien senior secured loan ($37,312 par due 2/2019)	8.75% (Libor + 7.75%/M)	3/13/2014	36,998	34,327	(2)(25)
S.B. Restaurant Company	Restaurant owner and operator	Preferred stock (46,690 shares)		4/1/2010	—	—	(2)

As of December 31, 2014

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		Warrants to purchase up to 257,429 shares of common stock		4/1/2010	—	—	(2)
					—	—
					339,687	329,720		6.24%
Manufacturing
Cambrios Technologies Corporation	Nanotechnology-based solutions for electronic devices and computers	First lien senior secured loan ($1,212 par due 8/2015)	12.00%	8/7/2012	1,212	1,212	(2)
		Warrants to purchase up to 400,000 shares of Series D-4 convertible preferred stock		8/7/2012	—	13	(2)
					1,212	1,225
Component Hardware Group, Inc. (30)	Commercial equipment	First lien senior secured revolving loan ($1,867 par due 7/2019)	5.50% (Libor + 4.50%/M)	7/1/2013	1,867	1,867	(2)(25)
		First lien senior secured loan ($6,838 par due 7/2019)	5.50% (Libor + 4.25%/Q)	7/1/2013	6,838	6,838	(4)(25)
		First lien senior secured loan ($1,306 par due 7/2019)	5.50% (Libor + 4.50%/M)	7/1/2013	1,306	1,306	(4)(25)
					10,011	10,011
Harvey Tool Company, LLC and Harvey Tool Holding, LLC (30)	Cutting tool provider to the metalworking industry	First lien senior secured loan ($4,863 par due 3/2020)	5.75% (Libor + 4.75%/Q)	3/28/2014	4,863	4,863	(2)(25)
		First lien senior secured loan ($12 par due 3/2020)	7.00% (Base Rate + 3.75%/Q)	3/28/2014	12	12	(2)(25)
		Class A membership units (750 units)		3/28/2014	750	958	(2)
					5,625	5,833
Ioxus, Inc.	Energy storage devices	First lien senior secured loan ($10,000 par due 11/2017)	9.00%	4/29/2014	9,674	9,300	(2)
		Warrant to purchase up to 538,314 shares of Series C preferred stock		4/29/2014	—	—	(2)
					9,674	9,300
Mac Lean-Fogg Company	Intelligent transportation systems products in the traffic and rail industries	Senior subordinated loan ($101,763 par due 10/2023)	9.50% Cash, 1.50% PIK	10/31/2013	101,763	101,763	(2)
MWI Holdings, Inc.	Engineered springs, fasteners, and other precision components	First lien senior secured loan ($28,274 par due 3/2019)	9.38% (Libor + 8.13%/Q)	6/15/2011	28,274	28,274	(2)(25)
		First lien senior secured loan ($20,000 par due 3/2019)	9.38% (Libor + 8.13%/Q)	6/15/2011	20,000	20,000	(4)(25)
					48,274	48,274
Niagara Fiber Intermediate Corp. (30)	Insoluble fiber filler products	First lien senior secured revolving loan ($1,881 par due 5/2018)	6.75% (Libor + 5.50%/M)	5/8/2014	1,865	1,806	(2)(25)
		First lien senior secured loan ($15,464 par due 5/2018)	6.75% (Libor + 5.50%/M)	5/8/2014	15,333	14,845	(2)(25)
					17,198	16,651
Pelican Products, Inc.	Flashlights	Second lien senior secured loan ($40,000 par due 4/2021)	9.25% (Libor + 8.25%/Q)	4/11/2014	39,947	40,000	(2)(25)
Protective Industries, Inc. dba Caplugs	Plastic protection products	First lien senior secured loan ($987 par due 10/2019)	6.25% (Libor + 5.25%/M)	11/30/2012	987	987	(2)(25)
		Preferred stock (2,379,361 shares)		5/23/2011	1,298	7,468	(2)
					2,285	8,455
Saw Mill PCG Partners LLC	Metal precision engineered components	Common units (1,000 units)		1/30/2007	1,000	—	(2)
SI Holdings, Inc.	Elastomeric parts, mid-sized composite structures, and composite tooling	Common stock (1,500 shares)		5/30/2014	1,500	1,905	(2)
TPTM Merger Corp. (30)	Time temperature indicator products	First lien senior secured loan ($40,216 par due 9/2018)	9.42% (Libor + 8.42%/Q)	9/12/2013	40,216	40,216	(2)(25)
		First lien senior secured loan ($409 par due 9/2018)	4.75% (Libor + 3.75%/Q)	9/12/2013	409	409	(2)(25)
		First lien senior secured loan ($9,950 par due 9/2018)	4.75% (Libor + 3.75%/Q)	9/12/2013	9,950	9,950	(4)(25)
					50,575	50,575
					289,064	293,992		5.56%

As of December 31, 2014

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Containers and Packaging
GS Pretium Holdings, Inc.	Manufacturer and supplier of high performance plastic containers	Common stock (500,000 shares)		6/2/2014	500	397	(2)
ICSH, Inc. (30)	Industrial container manufacturer, reconditioner and servicer	First lien senior secured revolving loan		8/31/2011	—	—	(2)(27)
		First lien senior secured loan ($25,669 par due 8/2016)	6.75% (Libor + 5.75%/Q)	8/31/2011	25,669	25,669	(2)(25)
		First lien senior secured loan ($23,716 par due 8/2016)	6.75% (Libor + 5.75%/Q)	8/31/2011	23,724	23,716	(2)(25)
		First lien senior secured loan ($53,515 par due 8/2016)	6.75% (Libor + 5.75%/Q)	8/31/2011	53,515	53,515	(3)(25)
					102,908	102,900
Microstar Logistics LLC, Microstar Global Asset Management LLC, and MStar Holding Corporation	Keg management solutions provider	Second lien senior secured loan ($142,500 par due 12/2018)	8.50% (Libor + 7.50%/Q)	12/14/2012	142,500	142,500	(2)(25)
		Common stock (50,000 shares)		12/14/2012	3,951	6,595	(2)
					146,451	149,095
					249,859	252,392		4.78%
Oil and Gas
Lonestar Prospects, Ltd.	Sand proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan ($75,187 par due 9/2018)	8.50% (Libor + 6.50% Cash, 1.00% PIK/Q)	9/18/2014	75,187	72,180	(2)(25)
Petroflow Energy Corporation	Oil and gas exploration and production company	First lien senior secured loan ($51,147 par due 7/2017)	12.00% (Libor + 8.00% Cash, 3.00% PIK /Q)	7/31/2014	50,165	47,055	(2)(25)
UL Holding Co., LLC and Universal Lubricants, LLC (6)	Manufacturer and distributor of re-refined oil products	Second lien senior secured loan ($11,136 par due 12/2016)		4/30/2012	8,761	9,187	(2)(24)
		Second lien senior secured loan ($47,233 par due 12/2016)		4/30/2012	37,229	38,967	(2)(24)
		Second lien senior secured loan ($5,496 par due 12/2016)		4/30/2012	4,294	4,534	(2)(24)
		Class A common units (533,351 units)		6/17/2011	4,993	—	(2)
		Class B-5 common units (272,834 units)		6/17/2011	2,491	—	(2)
		Class C common units (758,546 units)		4/25/2008	—	—	(2)
		Warrant to purchase up to 467,575 shares of Class A units		5/2/2014	—	—	(2)
		Warrant to purchase up to 18,639 shares of Class B-1 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 37,277 shares of Class B-2 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 19,277 shares of Class B-3 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 52,263 shares of Class B-5 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 38,792 shares of Class B-6 units		5/2/2014	—	—	(2)
		Warrant to purchase up to 680,649 shares of Class C units		5/2/2014	—	—	(2)
					57,768	52,688
					183,120	171,923		3.25%
Retail
Fulton Holdings Corp.	Airport restaurant operator	First lien senior secured loan ($43,000 par due 5/2018)	8.50%	5/10/2013	43,000	43,000	(2)(14)
		First lien senior secured loan ($40,000 par due 5/2018)	8.50%	5/28/2010	40,000	40,000	(3)(14)
		Common stock (19,672 shares)		5/28/2010	1,461	3,142	(2)
					84,461	86,142
Paper Source, Inc. and Pine Holdings, Inc. (30)	Retailer of fine and artisanal paper products	First lien senior secured loan ($8,863 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/23/2013	8,863	8,863	(2)(25)

As of December 31, 2014

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($9,900 par due 9/2018)	7.25% (Libor + 6.25%/Q)	9/23/2013	9,900	9,900	(4)(25)
		Class A common stock (36,364 shares)		9/23/2013	6,000	6,871	(2)
					24,763	25,634
Things Remembered, Inc. and TRM Holdings Corporation (30)	Personalized gifts retailer	First lien senior secured loan ($14,443 par due 5/2018)	8.00% (Libor + 6.50%/Q)	5/24/2012	14,443	12,999	(4)(25)
					123,667	124,775		2.36%
Aerospace and Defense
Cadence Aerospace, LLC (fka PRV Aerospace, LLC)	Aerospace precision components manufacturer	First lien senior secured loan ($4,414 par due 5/2018)	6.50% (Libor + 5.25%/Q)	5/15/2012	4,387	4,414	(4)(25)
		Second lien senior secured loan ($79,657 par due 5/2019)	10.50% (Libor + 9.25%/Q)	5/10/2012	79,657	76,471	(2)(25)
					84,044	80,885
ILC Industries, LLC	Designer and manufacturer of protective cases and technically advanced lighting systems	Second lien senior secured loan ($40,000 par due 7/2021)	9.50% (Libor + 8.50%/Q)	7/15/2014	40,000	40,000	(2)(25)
Wyle Laboratories, Inc. and Wyle Holdings, Inc.	Provider of specialized engineering, scientific and technical services	Senior preferred stock (775 shares)	8.00% PIK	1/17/2008	121	121	(2)
		Common stock (1,885,195 shares)		1/17/2008	2,291	2,341	(2)
					2,412	2,462
					126,456	123,347		2.33%
Commercial Real Estate Finance
10th Street, LLC and New 10th Street, LLC (7)	Real estate holding company	First lien senior secured loan ($25,065 par due 11/2019)	7.00% Cash, 1.00% PIK	3/31/2014	25,065	25,065	(2)
		Senior subordinated loan ($26,964 par due 11/2019)	7.00% Cash, 1.00% PIK	4/1/2010	26,964	26,964	(2)
		Member interest (10.00% interest)		4/1/2010	594	50,926
		Option (25,000 units)		4/1/2010	25	25
					52,648	102,980
Cleveland East Equity, LLC	Hotel operator	Real estate equity interests		4/1/2010	—	3,544
Commons R-3, LLC	Real estate developer	Real estate equity interests		4/1/2010	—	—
Crescent Hotels & Resorts, LLC and affiliates (7)	Hotel operator	Senior subordinated loan ($2,236 par due 9/2011)	15.00%	4/1/2010	—	—	(2)
		Common equity interest		4/1/2010	—	—
					—	—
NPH, Inc.	Hotel property	Real estate equity interests		4/1/2010	2,140	2,450
					54,788	108,974		2.06%
Automotive Services
CH Hold Corp.	Collision repair company	First lien senior secured loan ($17,661 par due 11/2019)	5.50% (Libor + 4.75%/Q)	7/25/2014	17,661	17,661	(2)(25)
ChargePoint, Inc. (30)	Developer and operator of electric vehicle charging stations	First lien senior secured loan ($10,000 par due 1/2019)	9.75% (Libor + 8.75%/M)	12/24/2014	9,473	9,700	(2)(25)
		Warrant to purchase up to 404,563 shares of Series E preferred stock		12/24/2014	327	327	(2)
					9,800	10,027
Driven Brands, Inc. and Driven Holdings, LLC	Automotive aftermarket car care franchisor	First lien senior secured loan ($984 par due 3/2017)	6.00% (Libor + 5.00%/Q)	1/3/2014	984	984	(2)(25)
		First lien senior secured loan ($8 par due 3/2017)	7.25% (Base Rate + 4.00%/Q)	1/3/2014	8	8	(2)(25)
		Preferred stock (247,500 units)		12/16/2011	2,475	3,088	(2)
		Common stock (25,000 units)		12/16/2011	25	1,492	(2)
					3,492	5,572
Eckler Industries, Inc. (30)	Restoration parts and accessories provider for classic automobiles	First lien senior secured revolving loan ($4,800 par due 7/2017)	8.25% (Base Rate + 5.00%/Q)	7/12/2012	4,800	4,560	(2)(25)

As of December 31, 2014

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
		First lien senior secured loan ($7,976 par due 7/2017)	7.25% (Libor + 6.00%/Q)	7/12/2012	7,976	7,577	(2)(25)
		First lien senior secured loan ($29,962 par due 7/2017)	7.25% (Libor + 6.00%/Q)	7/12/2012	29,962	28,464	(3)(25)
		Series A preferred stock (1,800 shares)		7/12/2012	1,800	261	(2)
		Common stock (20,000 shares)		7/12/2012	200	—	(2)
					44,738	40,862
EcoMotors, Inc.	Engine developer	First lien senior secured loan ($3,788 par due 10/2016)	10.83%	12/28/2012	3,726	3,788
		First lien senior secured loan ($4,545 par due 6/2017)	10.83%	12/28/2012	4,449	4,545	(2)
		First lien senior secured loan ($3,146 par due 7/2016)	10.13%	12/28/2012	3,103	3,146	(2)
		Warrant to purchase up to 321,888 shares of Series C preferred stock		12/28/2012	—	43	(2)
					11,278	11,522
SK SPV IV, LLC	Collision repair site operators	Series A common units (12,500 units)		8/18/2014	625	1,987	(2)
		Series B common units (12,500 units)		8/18/2014	625	1,987	(2)
					1,250	3,974
TA THI Buyer, Inc. and TA THI Parent, Inc.	Collision repair company	Series A preferred stock (50,000 shares)		7/28/2014	5,000	5,607	(2)
					93,219	95,225		1.80%
Chemicals
Genomatica, Inc.	Developer of a biotechnology platform for the production of chemical products	Warrant to purchase 322,422 shares of Series D preferred stock		3/28/2013	—	6	(2)
K2 Pure Solutions Nocal, L.P. (30)	Chemical producer	First lien senior secured revolving loan ($2,256 par due 8/2019)	8.13% (Libor + 7.13%/M)	8/19/2013	2,256	2,233	(2)(25)
		First lien senior secured loan ($21,231 par due 8/2019)	7.00% (Libor + 6.00%/M)	8/19/2013	21,231	21,019	(2)(25)
		First lien senior secured loan ($39,500 par due 8/2019)	7.00% (Libor + 6.00%/M)	8/19/2013	39,500	39,105	(3)(25)
		First lien senior secured loan ($19,750 par due 8/2019)	7.00% (Libor + 6.00%/M)	8/19/2013	19,750	19,552	(4)(25)
					82,737	81,909
Kinestral Technologies, Inc.	Designer of adaptive, dynamic glass for the commercial and residential markets	First lien senior secured loan ($6,500 par due 8/2017)	10.00%	4/22/2014	6,390	6,500	(2)
		Warrant to purchase up to 325,000 shares of Series A preferred stock		4/22/2014	73	73	(2)
					6,463	6,573
Liquid Light, Inc.	Developer and licensor of process technology for the conversion of carbon dioxide into major chemicals	First lien senior secured loan ($3,000 par due 11/2017)	10.00%	8/13/2014	2,931	2,970	(2)
		Warrant to purchase up to 86,009 shares of Series B preferred stock		8/13/2014	77	74	(2)
					3,008	3,044
					92,208	91,532		1.73%
Environmental Services
RE Community Holdings II, Inc., Pegasus Community Energy, LLC., and MPH Energy Holdings, LP	Operator of municipal recycling facilities	Preferred stock (1,000 shares)		3/1/2011	8,839	—	(2)
		Limited partnership interest (3.13% interest)		1/8/2014	—	—	(2)
					8,839	—
Waste Pro USA, Inc	Waste management services	Second lien senior secured loan ($77,500 par due 10/2020)	8.50% (Libor + 7.50%/Q)	10/15/2014	77,500	77,500	(2)(25)
					86,339	77,500		1.47%

As of December 31, 2014

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Hotel Services
Castle Management Borrower LLC (30)	Hotel operator	Second lien senior secured loan ($55,000 par due 3/2021)	11.00% (Libor + 10.00%/Q)	10/17/2014	55,000	55,000	(2)(25)
					55,000	55,000		1.04%
Health Clubs
Athletic Club Holdings, Inc. (30)	Premier health club operator	First lien senior secured loan ($41,000 par due 10/2020)	9.50% (Libor + 8.50%/M)	10/11/2007	41,000	41,000	(2)(25)
CFW Co-Invest, L.P., NCP Curves, L.P. and Curves International Holdings, Inc.	Health club franchisor	Limited partnership interest (4,152,165 shares)		7/31/2012	4,152	3,418	(2)
		Limited partnership interest (2,218,235 shares)		7/31/2012	2,218	1,826	(2)(8)
		Common stock (1,680 shares)		11/12/2014	—	—	(2)(8)
					6,370	5,244
					47,370	46,244		0.88%
Printing, Publishing and Media
Batanga, Inc. (30)	Independent digital media company	First lien senior secured revolving loan ($4,000 par due 12/2015)	10.00%	10/31/2012	4,000	4,000	(2)
		First lien senior secured loan ($6,590 par due 6/2017)	10.60%	10/31/2012	6,590	6,650	(2)
					10,590	10,650
Earthcolor Group, LLC	Printing management services	Limited liability company interests (9.30%)		5/18/2012	—	—
Summit Business Media Parent Holding Company LLC	Business media consulting services	Limited liability company membership interest (22.99% interest)		5/20/2011	—	705	(2)
The Teaching Company, LLC and The Teaching Company Holdings, Inc.	Education publications provider	First lien senior secured loan ($20,454 par due 3/2017)	9.00% (Libor + 7.50%/Q)	3/6/2011	20,454	20,249	(2)(25)
		First lien senior secured loan ($9,500 par due 3/2017)	9.00% (Libor + 7.50%/Q)	3/6/2011	9,500	9,405	(4)(25)
		Preferred stock (10,663 shares)		9/29/2006	1,066	2,827	(2)
		Common stock (15,393 shares)		9/29/2006	3	7	(2)
					31,023	32,488
					41,613	43,843		0.83%
Wholesale Distribution
Flow Solutions Holdings, Inc. (30)	Distributor of high value fluid handling, filtration and flow control products	Second lien senior secured loan ($29,500 par due 10/2018)	11.25% (Base Rate + 8.00%/Q)	12/16/2014	29,500	29,500	(2)(25)
					29,500	29,500		0.56%
Telecommunications
American Broadband Communications, LLC, American Broadband Holding Company, and Cameron Holdings of NC, Inc.	Broadband communication services	Warrants to purchase up to 208 shares		11/7/2007	—	8,423
		Warrants to purchase up to 200 shares		9/1/2010	—	4,457
					—	12,880

As of December 31, 2014

(dollar amounts in thousands)

Company(1)	Business Description	Investment	Interest(5)(11)	Acquisition Date	Amortized Cost	Fair Value		Percentage of Net Assets
Quantance, Inc.	Designer of semiconductor products to the mobile wireless market	First lien senior secured loan ($2,831 par due 9/2016)	10.25%	8/23/2013	2,782	2,831	(2)
		Warrant to purchase up to 130,432 shares of Series D preferred stock		8/23/2013	74	102	(2)
					2,856	2,933
Startec Equity, LLC (7)	Communication services	Member interest		4/1/2010	—	—
Wilcon Holdings LLC	Communications infrastructure provider	Class A common stock (2,000,000 shares)		12/13/2013	1,829	2,135
					4,685	17,948		0.34%
Computers and Electronics
Powervation Inc. and Powervation Limited (8)	Semiconductor company focused on power control and management	First lien senior secured loan ($3,000 par due 11/2017)	9.04%	11/13/2014	2,883	3,000	(2)
		Warrant to purchase up to 11,531 shares of Series D preferred stock		11/13/2014	—	11	(2)
					2,883	3,011
Zemax, LLC (30)	Provider of optical illumination design software to design engineers	First lien senior secured loan ($2,992 par due 10/2019)	6.50% (Libor + 5.50%/Q)	10/23/2014	2,992	2,992	(2)(25)
					5,875	6,003		0.11%
Food and Beverage
Distant Lands Trading Co.	Coffee manufacturer	Class A common stock (1,294 shares)		4/1/2010	980	706	(2)
		Class A-1 common stock (2,157 shares)		4/1/2010	—	—	(2)
					980	706
					980	706		0.01%
					$8,875,095	$9,028,379		170.87%

(1)                                 Other than the Company’s investments listed in footnote 7 below (subject to the limitations set forth therein), the Company does not “Control” any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company’s portfolio company investments, which as of December 31, 2014 represented 171% of the Company’s net assets or 95% of the Company’s total assets, are subject to legal restrictions on sales.

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

(6)                                 As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” and “Control” this portfolio company because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions during the year ended December 31, 2014 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to Control) are as follows:

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

(10)                          In the first quarter of 2011, the staff of the Securities and Exchange Commission (the “Staff”) informally communicated to certain business development companies (“BDCs”) the Staff’s belief that certain entities, which would be classified as an “investment company” under the Investment Company Act but for the exception from the definition of “investment company” set forth in Rule 3a-7 promulgated under the Investment Company Act, could not be treated as eligible portfolio companies (as defined in Section 2(a)(46) under Investment Company Act) (i.e. not eligible to included in a BDC’s 70% “qualifying assets” basket). Subsequently, in August 2011 the Securities and Exchange Commission issued a concept release (the “Concept Release”) which stated that “[a]s a general matter, the Commission presently does not believe that Rule 3a-7 issuers are the type of small, developing and financially troubled businesses in which the U.S. Congress intended BDCs primarily to invest” and requested comment on whether or not a 3a-7 issuer should be considered an “eligible portfolio company”. The Company provided a comment letter in respect of the Concept Release and continues to believe that the language of Section 2(a)(46) of the Investment Company Act permits a BDC to treat as “eligible portfolio companies” entities that rely on the 3a-7 exception. However, given the current uncertainty in this area (including the language in the Concept Release) and subsequent discussions with the Staff, the Company has, solely for purposes of calculating the composition of its portfolio pursuant to Section 55(a) of the Investment Company Act, identified such entities, which include the SSLP, as “non-qualifying assets” should the Staff ultimately disagree with the Company’s position. Pursuant to Section 55(a) of the Investment Company Act (using the Staff’s methodology described above solely for this purpose), 27% of the Company’s total assets are represented by investments at fair value and other assets that are considered “non-qualifying assets” as of December 31, 2014.

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

(12)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $87 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(16)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.00% on $48 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(17)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.13% on $54 million aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(18)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.13% on $16 million aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(21)                          In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $87 million aggregate principal amount of a “first out” tranche of the portfolio company’s first lien senior secured loans, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(30)                          As of December 31, 2014, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
Athletic Club Holdings, Inc.	$10,000	$—	$10,000	$—	$—	$10,000
Batanga, Inc.	4,000	(4,000)	—	—	—	—
Benihana, Inc.	3,231	—	3,231	—	—	3,231
California Forensic Medical Group, Incorporated	5,000	—	5,000	—	—	5,000
Capital Investments and Ventures Corp.	10,000	—	10,000	—	—	10,000
Cast & Crew Payroll, LLC	15,000	—	15,000	—	—	15,000
Castle Management Borrower LLC	16,000	—	16,000	—	—	16,000
CCS Intermediate Holdings, LLC	7,125	(1,275)	5,850	—	—	5,850
ChargePoint, Inc.	10,000	—	10,000	—	—	10,000
Ciena Capital LLC	20,000	(14,000)	6,000	(6,000)	—	—
Competitor Group, Inc.	3,750	(3,750)	—	—	—	—
Component Hardware Group, Inc.	3,734	(1,867)	1,867	—	—	1,867
Crown Health Care Laundry Services, Inc.	5,000	(1,472)	3,528	—	—	3,528
Directworks, Inc.	1,000	—	1,000	—	—	1,000
Eckler Industries, Inc.	7,500	(4,800)	2,700	—	(2,700)	—
Feradyne Outdoors, LLC	39,000	—	39,000	—	—	39,000
Flow Solutions Holdings, Inc.	6,000	—	6,000	—	—	6,000
Garden Fresh Restaurant Corp.	5,000	(3,765)	1,235	—	—	1,235
GHS Interactive Security, LLC	7,419	—	7,419	—	—	7,419
Global Healthcare Exchange, LLC	15,625	—	15,625	—	—	15,625
Green Energy Partners	43,500	—	43,500	—	—	43,500
Greenphire, Inc.	8,000	—	8,000	—	—	8,000
Harvey Tool Company, LLC	2,500	—	2,500	—	—	2,500
Hojeij Branded Foods, Inc.	3,000	(1,591)	1,409	—	—	1,409
ICSH, Inc.	10,000	(2,236)	7,764	—	—	7,764
Infilaw Holding, LLC	25,000	(9,670)	15,330	—	—	15,330
IronPlanet, Inc.	3,000	(3,000)	—	—	—	—
ISS #2, LLC	10,000	—	10,000	—	—	10,000
Itel Laboratories, Inc.	2,500	—	2,500	—	—	2,500
Javlin Three LLC	60,000	(42,400)	17,600	—	—	17,600
K2 Pure Solutions Nocal, L.P.	5,000	(2,256)	2,744	—	—	2,744
Lakeland Tours, LLC	22,500	(1,211)	21,289	—	—	21,289
Massage Envy, LLC	5,000	—	5,000	—	—	5,000
McKenzie Sports Products, LLC	12,000	—	12,000	—	—	12,000
MW Dental Holding Corp.	33,500	—	33,500	—	—	33,500
My Health Direct, Inc.	1,000	—	1,000	—	—	1,000
Niagara Fiber Intermediate Corp.	1,881	(1,881)	—	—	—	—
OmniSYS Acquisition Corporation	2,500	—	2,500	—	—	2,500
OTG Management, LLC	30,550	(2,500)	28,050	—	—	28,050

Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted undrawn revolving and delayed draw commitments
Paper Source, Inc.	2,500	—	2,500	—	—	2,500
PeakColo Holdings, Inc.	2,000	—	2,000	—	—	2,000
PerfectServe, Inc.	2,000	(500)	1,500	—	—	1,500
PIH Corporation	3,314	(621)	2,693	—	—	2,693
Plantation Products, LLC	35,000	(9,007)	25,993	—	—	25,993
Regent Education, Inc.	2,000	—	2,000	—	—	2,000
RuffaloCODY, LLC	7,683	—	7,683	—	—	7,683
Shock Doctor, Inc.	15,000	—	15,000	—	—	15,000
Things Remembered, Inc.	5,000	—	5,000	—	—	5,000
TPTM Merger Corp.	2,500	—	2,500	—	—	2,500
Tripwire, Inc.	10,000	—	10,000	—	—	10,000
TWH Water Treatment Industries, Inc.	8,960	—	8,960	—	—	8,960
Zemax, LLC	3,000	—	3,000	—	—	3,000
	$574,772	$(111,802)	$462,970	$(6,000)	$(2,700)	$454,270

(31)                          As of December 31, 2014, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

Portfolio Company	Total private equity commitments	Less: funded private equity commitments	Total unfunded private equity commitments	Less: private equity commitments substantially at the discretion of the Company	Total net adjusted unfunded private equity commitments
Imperial Capital Private Opportunities, LP	$50,000	$(6,794)	$43,206	$(43,206)	$—
Partnership Capital Growth Fund III, L.P.	5,000	(4,001)	999	—	999
PCG - Ares Sidecar Investment, L.P. and PCG - Ares Sidecar Investment II, L.P.	50,000	(8,573)	41,427	(41,427)	—
Piper Jaffray Merchant Banking Fund I, L.P.	2,000	(1,074)	926	—	926
	$107,000	$(20,442)	$86,558	$(84,633)	$1,925

(32)                          As of December 31, 2014, the Company had commitments to co-invest in the SSLP for its portion of the SSLP’s commitment to fund delayed draw investments of up to $92,531. See Note 4 to the consolidated financial statements for more information on the SSLP.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

(unaudited)

	Common Stock		Capital in Excess of	Accumulated Overdistributed Net Investment	Accumulated Net Realized Loss on Investments, Foreign Currency Transactions, Extinguishment of Debt and Other	Net Unrealized Gain on Investments and Foreign Currency	Total Stockholders’
	Shares	Amount	Par Value	Income	Assets	Transactions	Equity
Balance at December 31, 2014	314,108	$314	$5,328,057	$(32,846)	$(166,668)	$154,858	$5,283,715
Shares issued in connection with dividend reinvestment plan	361	—	6,192	—	—	—	6,192
Net increase in stockholders’ equity resulting from operations	—	—	—	121,677	27,915	(49,016)	100,576
Dividends declared and payable ($0.43 per share)	—	—	—	(135,066)	—	—	(135,066)
Balance at March 31, 2015	314,469	$314	$5,334,249	$(46,235)	$(138,753)	$105,842	$5,255,417

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$100,576	$116,992
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Net realized gains on investments and foreign currency transactions	(31,754)	(12,117)
Net unrealized losses on investments and foreign currency transactions	49,016	7,389
Realized losses on extinguishment of debt	3,839	72
Net accretion of discount on investments	(1,098)	(339)
Increase in payment-in-kind interest and dividends	(8,126)	(2,900)
Collections of payment-in-kind interest and dividends	—	1,611
Amortization of debt issuance costs	4,396	3,948
Accretion of net discount on notes payable	4,062	3,718
Depreciation	183	210
Proceeds from sales and repayments of investments	1,060,759	790,066
Purchases of investments	(573,447)	(828,092)
Changes in operating assets and liabilities:
Interest receivable	20,779	(17,267)
Other assets	3,712	(674)
Base management fees payable	(581)	814
Income based fees payable	(3,705)	(683)
Capital gains incentive fees payable	(28,213)	(16,490)
Accounts payable and other liabilities	(24,663)	8,614
Interest and facility fees payable	70	(1,445)
Net cash provided by operating activities	575,805	53,427
FINANCING ACTIVITIES:
Borrowings on debt	565,370	254,050
Repayments and repurchases of debt	(1,064,750)	(185,424)
Debt issuance costs	(3,937)	(2,319)
Dividends paid	(135,066)	(122,724)
Net cash used in financing activities	(638,383)	(56,417)
CHANGE IN CASH AND CASH EQUIVALENTS	(62,578)	(2,990)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	194,555	149,629
CASH AND CASH EQUIVALENTS, END OF PERIOD	$131,977	$146,639
Supplemental Information:
Interest paid during the period	$49,260	$45,224
Taxes, including excise tax, paid during the period	$9,074	$12,880
Dividends declared and payable during the period	$135,066	$128,127

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2015

(unaudited)

(in thousands, except per share data, percentages and as otherwise indicated; for example, with the words “million,” “billion” or otherwise)

1.     ORGANIZATION

Ares Capital Corporation (the “Company” or “ARCC”) is a specialty finance company that is a closed-end, non-diversified management investment company incorporated in Maryland. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). The Company has elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”) and operates in a manner so as to qualify for the tax treatment applicable to RICs.

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

The Company is externally managed by Ares Capital Management LLC (“Ares Capital Management” or the Company’s “investment adviser”), a subsidiary of Ares Management, L.P. (“Ares Management” or “Ares”), a publicly traded, leading global alternative asset manager, pursuant to an investment advisory and management agreement. Ares Operations LLC (“Ares Operations” or the Company’s “administrator”), a subsidiary of Ares Management, provides certain administrative and other services necessary for the Company to operate.

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

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2015.

Cash and Cash Equivalents

Cash and cash equivalents include funds from time to time deposited with financial institutions and short-term, liquid investments in a money market account. Cash and cash equivalents are carried at cost which approximates fair value.

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

As part of the valuation process, the Company may take into account the following types of factors, if relevant, in determining the fair value of the Company’s investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets, which may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company considers the pricing indicated by the external event to corroborate its valuation.

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

•                  The audit committee of the Company’s board of directors reviews these valuations, as well as the input of third parties, including independent third-party valuation firms, who review a minimum of 55% of the Company’s portfolio at fair value.

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

Accounting for Derivative Instruments

The Company does not utilize hedge accounting and instead marks its derivatives to market in the Company’s consolidated statement of operations.

Equity Offering Expenses

The Company’s offering costs, excluding underwriters’ fees, are charged against the proceeds from equity offerings when received.

Debt Issuance Costs

Debt issuance costs are amortized over the life of the related debt instrument using the straight line method or the effective yield method, depending on the type of debt instrument.

Income Taxes

The Company has elected to be treated as a RIC under the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income, as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year taxable income will be in excess of estimated dividend distributions for the current year, the Company accrues excise tax, if any, on estimated excess taxable income as such taxable income is earned.

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

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Company’s board of directors authorizes, and the Company declares, a cash dividend, then the Company’s stockholders who have not “opted out” of the Company’s dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash dividend. The Company intends to use primarily newly issued shares to implement the dividend reinvestment plan (so long as the Company is trading at a premium to net asset value). If the Company’s shares are trading at a discount to net asset value and the Company is otherwise permitted under applicable law to purchase such shares, the Company may purchase shares in the open market in connection with the Company’s obligations under the dividend reinvestment plan. However, the Company reserves the right to issue new shares of the Company’s common stock in connection with the Company’s obligations under the dividend reinvestment plan even if the Company’s shares are trading below net asset value.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new guidance modifies the consolidation analysis for limited partnerships and similar type entities as well as variable interests in a variable interest entity, particularly those that have fee arrangements and related party relationships. Additionally, it provides a scope exception to the consolidation guidance for certain entities. The amendments in ASU No. 2015-02 are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new guidance modifies the requirements for reporting debt issuance costs. Under the amendments in ASU No. 2015-03, debt issuance costs related to a recognized debt liability will no longer be recorded as a separate asset, but will be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU No. 2015-03. ASU No. 2015-03 shall be applied retrospectively for periods beginning on or after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

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

The aggregate unrealized capital depreciation is calculated as the sum of the differences, if negative, between (a) the valuation of each investment in the Company’s portfolio as of the applicable capital gains incentive fee calculation date and (b) the accreted or amortized cost basis of such investment.

Notwithstanding the foregoing, as a result of an amendment to the capital gains incentive fee under the investment advisory and management agreement that was adopted on June 6, 2011, if the Company is required by GAAP to record an investment at its fair value as of the time of acquisition instead of at the actual amount paid for such investment by the Company (including, for example, as a result of the application of the acquisition method of accounting), then solely for the purposes of calculating the capital gains incentive fee , the “accreted or amortized cost basis” of an investment shall be an amount (the “Contractual Cost Basis”) equal to (1) (x) the actual amount paid by the Company for such investment plus (y) any amounts recorded in the Company’s financial statements as required by GAAP that are attributable to the accretion of such investment plus (z) any other adjustments made to the cost basis included in the Company’s financial statements, including PIK interest or additional amounts funded (net of repayments) minus (2) any amounts recorded in the Company’s financial statements as required by GAAP that are attributable to the amortization of such investment, whether such calculated Contractual Cost Basis is higher or lower than the fair value of such investment (as determined in accordance with GAAP) at the time of acquisition.

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

There was no capital gains incentive fee earned by the Company’s investment adviser as calculated under the investment advisory and management agreement (as described above) for the three months ended March 31, 2015. However, in accordance with GAAP, the Company had cumulatively accrued a capital gains incentive fee of $64,766 as of March 31, 2015 that is not currently due under the investment advisory and management agreement. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of March 31, 2015, the Company has paid capital gains incentive fees since inception totaling $57,404. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For the three months ended March 31, 2015, base management fees were $33,916, income based fees were $29,365 and the reduction in capital gains incentive fees calculated in accordance with GAAP was $4,220. For the three months ended March 31, 2014, base management fees were $30,084, income based fees were $28,318 and capital gains incentive fees calculated in accordance with GAAP were $935.

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

For the three months ended March 31, 2015 and 2014, the Company incurred $3,456 and $3,743, respectively, in administrative fees. As of March 31, 2015, $3,456 of these fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

4. INVESTMENTS

As of March 31, 2015 and December 31, 2014, investments consisted of the following:

	As of
	March 31, 2015		December 31, 2014
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans	$2,938,804	$2,897,393	$3,728,872	$3,700,602
Second lien senior secured loans	2,236,508	2,201,159	1,938,861	1,900,464
Subordinated certificates of the SSLP (2)	1,974,650	2,004,269	2,034,498	2,065,015
Senior subordinated debt	555,354	554,453	524,157	523,288
Preferred equity securities	234,461	203,432	206,475	190,254
Other equity securities	434,821	616,252	440,092	642,762
Commercial real estate	1,691	4,923	2,140	5,994
Total	$8,376,289	$8,481,881	$8,875,095	$9,028,379

(1)         The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

(2)         The proceeds from these certificates were applied to co-investments with GE Global Sponsor Finance LLC and General Electric Capital Corporation to fund first lien senior secured loans to 50 different borrowers as of both March 31, 2015 and December 31, 2014.

The industrial and geographic compositions of the Company’s portfolio at fair value as of March 31, 2015 and December 31, 2014 were as follows:

	As of
	March 31, 2015	December 31, 2014
Industry
Investment Funds and Vehicles (1)	24.1%	23.3%
Healthcare Services	16.8	16.3
Other Services	8.7	8.8
Consumer Products	8.2	8.3
Power Generation	6.8	7.3
Education	4.8	5.0
Financial Services	4.6	4.5
Business Services	4.4	5.8
Restaurants and Food Services	3.5	3.7
Manufacturing	3.2	3.3
Containers and Packaging	3.0	2.8
Oil and Gas	2.0	1.9
Aerospace and Defense	1.5	1.4
Retail	1.4	1.4
Commercial Real Estate Finance	1.3	1.2
Other	5.7	5.0
Total	100.0%	100.0%

(1)         Includes the Company’s investment in the SSLP, which had made first lien senior secured loans to 50 different borrowers as of both March 31, 2015 and December 31, 2014. The portfolio companies in the SSLP are in industries similar to the companies in the Company’s portfolio.

	As of
	March 31, 2015	December 31, 2014
Geographic Region
West (1)	45.4%	46.2%
Midwest	19.7	18.1
Southeast	17.5	16.6
Mid Atlantic	14.4	15.4
Northeast	1.5	2.3
International	1.5	1.4
Total	100.0%	100.0%

(1)         Includes the Company’s investment in the SSLP, which represented 23.6% and 22.9% of the total investment portfolio at fair value as of March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015, 1.7% of total investments at amortized cost (or 1.3% of total investments at fair value) were on non-accrual status. As of December 31, 2014, 2.2% of total investments at amortized cost (or 1.7% of total investments at fair value) were on non-accrual status.

Senior Secured Loan Program

The Company co-invests in first lien senior secured loans of middle-market companies with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together, “GE”) through an unconsolidated Delaware limited liability company, the Senior Secured Loan Fund LLC (d/b/a the “Senior Secured Loan Program”) or the “SSLP.” The SSLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of the Company and GE (with approval from a representative of each required). The Company provides capital to the SSLP in the form of subordinated certificates (the “SSLP Certificates”).

As of March 31, 2015 and December 31, 2014, GE and the Company had agreed to make $11.0 billion of capital available to the SSLP, of which approximately $9.6 billion and $9.9 billion in aggregate principal amount, respectively, was funded. Additionally, as of March 31, 2015 and December 31, 2014, the SSLP had commitments to fund various delayed draw investments to certain of its portfolio companies of $384.6 million and $484.3 million, respectively, which had been approved by the investment committee of the SSLP described above. As of March 31, 2015 and December 31, 2014, the total amounts funded and/or committed to the SSLP by GE and the Company were $10.0 billion and $10.4 billion, respectively. All investments of the SSLP must be approved by the investment committee of the SSLP as described above.

As of March 31, 2015 and December 31, 2014, the Company had agreed to make available to the SSLP (subject to the approval of the investment committee of the SSLP as described above) approximately $2.3 billion, of which approximately $2.0 billion and $2.0 billion in aggregate principal amount, respectively, was funded. Additionally, as of March 31, 2015 and December 31, 2014, the Company had commitments to co-invest in the SSLP for its portion of the SSLP’s commitments to fund delayed draw investments of up to $72.9 million and $92.5 million, respectively, bringing total amounts funded and/or committed to the SSLP by the Company to $2.0 billion and $2.1 billion, respectively.

As of March 31, 2015 and December 31, 2014, the SSLP had total assets of $9.6 billion and $10.0 billion, respectively. As of March 31, 2015 and December 31, 2014, GE’s investment in the SSLP consisted of senior notes of $7.3 billion and $7.6 billion, respectively, and SSLP Certificates of $282.1 million and $290.6 million, respectively. As of March 31, 2015 and December 31, 2014, the Company and GE owned 87.5% and 12.5%, respectively, of the outstanding SSLP Certificates.

The SSLP Certificates pay a weighted average coupon of LIBOR plus approximately 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, which may result in a return to the holders of the SSLP Certificates that is greater than the coupon. The SSLP Certificates are junior in right of payment to the senior notes held by GE.

The SSLP’s portfolio consisted of first lien senior secured loans to 50 different borrowers as of both March 31, 2015 and December 31, 2014. As of March 31, 2015 and December 31, 2014, the portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies. As of March 31, 2015 and December 31, 2014, one loan was on non-accrual status, representing 1.0% and 1.0%, respectively, of the total loans at principal amount in the SSLP. As of March 31, 2015 and December 31, 2014, the largest loan to a single borrower in the SSLP’s portfolio in aggregate principal amount was $348.5 million and $331.5 million, respectively, and the five largest loans to borrowers in the SSLP totaled $1.6 billion and $1.6 billion, respectively. The portfolio companies in the SSLP are in industries similar to the companies in the Company’s portfolio.

The amortized cost and fair value of the SSLP Certificates held by the Company were $2.0 billion and $2.0 billion, respectively, as of March 31, 2015, and $2.0 billion and $2.1 billion, respectively, as of December 31, 2014. The Company’s yield on its investment in the SSLP at fair value was 13.5% and 13.5% as of March 31, 2015 and December 31, 2014, respectively. For the three months ended March 31, 2015 and 2014, the Company earned interest income of $68.3 million and $67.7 million, respectively, from its investment in the SSLP Certificates. The Company is also entitled to certain fees in connection with the SSLP. For the three months ended March 31, 2015 and 2014, in connection with the SSLP, the Company earned capital structuring service, sourcing and other fees totaling $14.7 million and $12.5 million, respectively.

Ivy Hill Asset Management, L.P.

Ivy Hill Asset Management, L.P. (“IHAM”) is an asset management services company and an SEC-registered investment adviser. The Company has made investments in IHAM, its wholly owned portfolio company and previously made investments in certain vehicles managed by IHAM. As of March 31, 2015, IHAM had assets under management of approximately $3.0 billion. As of March 31, 2015, IHAM managed 14 vehicles and served as the sub-manager/sub-servicer for three other vehicles (these vehicles managed or sub-managed/sub-serviced by IHAM are collectively referred to as the “IHAM Vehicles”). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. As of March 31, 2015 and December 31, 2014, IHAM had total investments of $181.0 million and $219.0 million, respectively. For the three months ended March 31, 2015 and 2014, IHAM had management and incentive fee income of $4.0 million and $7.0 million, respectively, and other investment-related income of $4.0 million and $6.0 million, respectively.

The amortized cost and fair value of the Company’s investment in IHAM was $171.0 million and $239.2 million, respectively, as of March 31, 2015, and $171.0 million and $259.3 million, respectively, as of December 31, 2014. For the three months ended March 31, 2015 and 2014, the Company received distributions consisting entirely of dividend income from IHAM of $20.0 million and $20.0 million, respectively. The dividend income for the three months ended March 31, 2015 and 2014 included additional dividends of $10.0 million and $10.0 million, respectively, in addition to the quarterly dividends generally paid by IHAM.

From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to, the Company. For any such sales or purchases by the IHAM Vehicles to or from the Company, the IHAM Vehicles must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable. During the three months ended March 31, 2015, IHAM or certain of the IHAM Vehicles purchased $258.0 million of investments from the Company. A net realized gain of $0.1 million was recorded by the Company on these transactions for the three months ended March 31, 2015. During the three months ended March 31, 2014, neither IHAM nor any of the IHAM Vehicles purchased any investments from the Company. During the three months ended March 31, 2015, the Company did not purchase any investments from the IHAM Vehicles. During the three months ended March 31, 2014, the Company purchased $10.4 million of investments from certain of the IHAM Vehicles.

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

5. DEBT

In accordance with the Investment Company Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowing. As of March 31, 2015 the Company’s asset coverage was 253%.

The Company’s outstanding debt as of March 31, 2015 and December 31, 2014 were as follows:

	As of
	March 31, 2015					December 31, 2014
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$1,290,000	(2)	$—	$—		$1,250,000	$170,000	$170,000
Revolving Funding Facility	540,000	(3)	—	—		540,000	324,000	324,000
SMBC Funding Facility	400,000		—	—		400,000	62,000	62,000
February 2016 Convertible Notes	575,000		575,000	567,238	(4)	575,000	575,000	565,001	(4)
June 2016 Convertible Notes	230,000		230,000	225,869	(4)	230,000	230,000	225,026	(4)
2017 Convertible Notes	162,500		162,500	160,429	(4)	162,500	162,500	160,180	(4)
2018 Convertible Notes	270,000		270,000	265,775	(4)	270,000	270,000	265,431	(4)
2019 Convertible Notes	300,000		300,000	296,349	(4)	300,000	300,000	296,130	(4)
2018 Notes	750,000		750,000	750,663	(5)	750,000	750,000	750,704	(5)
2020 Notes	600,000		600,000	598,945	(6)	400,000	400,000	398,430	(6)
February 2022 Notes	—		—	—		143,750	143,750	143,750
October 2022 Notes	182,500		182,500	182,500		182,500	182,500	182,500
2040 Notes	200,000		200,000	200,000		200,000	200,000	200,000
2047 Notes	229,557		229,557	181,396	(7)	229,557	229,557	181,330	(7)
Total	$5,729,557		$3,499,557	$3,429,164		$5,633,307	$3,999,307	$3,924,482

(1)                                 Subject to borrowing base and leverage restrictions. Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.

(2)                                 Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of $1,935,000.

(3)                                 Provides for a feature that allows the Company and Ares Capital CP, under certain circumstances, to increase the size of the Revolving Funding Facility to a maximum of $865,000.

(4)                                 Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes (as defined below) less the unaccreted discount recorded upon issuance of the Convertible Unsecured Notes. As of March 31, 2015, the total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes was $7,762, $4,131, $2,071, $4,225 and $3,651, respectively. As of December 31, 2014, the total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes was $9,999, $4,974, $2,320, $4,569 and $3,870, respectively.

(5)                                 Represents the aggregate principal amount outstanding of the 2018 Notes plus the net unamortized premium that was recorded upon the issuances of the 2018 Notes. As of March 31, 2015 and December 31, 2014, the total net unamortized premium for the 2018 Notes was $663 and $704, respectively.

(6)                                 As of March 31, 2015, represents the aggregate principal amount outstanding of the 2020 Notes less the net unaccreted discount of $1,055 recorded upon the issuances of the 2020 Notes. As of December 31, 2014, represents the aggregate principal amount outstanding of the 2020 Notes less the unaccreted discount of $1,570 recorded on the first issuance of the 2020 Notes.

(7)                                 Represents the aggregate principal amount outstanding of the 2047 Notes less the unaccreted purchased discount recorded as a part of the Allied Acquisition (as defined below). As of March 31, 2015 and December 31, 2014, the total unaccreted purchased discount for the 2047 Notes was $48,161 and $48,227, respectively.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all the Company’s outstanding debt as of March 31, 2015 were 5.2% and 6.4 years, respectively, and as of December 31, 2014 were 4.9% and 6.5 years, respectively.

Revolving Credit Facility

The Company is party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), which allows the Company to borrow up to $1,290,000 at any one time outstanding. The end of the revolving period and the stated maturity date for the Revolving Credit Facility are May 4, 2019 and May 4, 2020, respectively. The Revolving Credit Facility also includes a feature that allows, under certain circumstances, for an increase in the size of the facility to a maximum of $1,935,000. The Revolving Credit Facility generally requires payments of interest at the end of each LIBOR interest period, but no less frequently than quarterly, on LIBOR based loans, and monthly payments of interest on other loans. From the end of the revolving period to the stated maturity date, the Company is required to repay outstanding principal amounts under the Revolving Credit Facility on a monthly basis in an amount equal to 1/12th of the outstanding principal amount at the end of the revolving period.

Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 2.0:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio that are pledged as collateral. As of March 31, 2015, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of March 31, 2015, there were no amounts outstanding under the Revolving Credit Facility. As of December 31, 2014, there was $170,000 outstanding under the Revolving Credit Facility. As of March 31, 2015, the Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $150,000. As of March 31, 2015 and December 31, 2014, the Company had $29,573 and $29,648, respectively, in letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued. As of March 31, 2015, there was $1,260,427 available for borrowing (net of letters of credit issued) under the Revolving Credit Facility.

Since March 26, 2015, the interest rate charged on the Revolving Credit Facility is based on LIBOR plus an applicable spread of either 1.75% or 2.00% or an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of either 0.75% or 1.00%, in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of March 31, 2015, the interest rate in effect was LIBOR plus 1.75%. From May 2, 2013 through March 25, 2015, subject to certain exceptions, the interest rate charged on the Revolving Credit Facility was based on LIBOR plus an applicable spread of 2.00% or an “alternate base rate” plus an applicable spread of 1.00%. As of March 31, 2015, the one, two, three and six month LIBOR was 0.18%, 0.22%, 0.27% and 0.40%, respectively. As of December 31, 2014, the one, two, three and six month LIBOR was 0.17%, 0.21%, 0.26% and 0.36%, respectively. In addition to the stated interest expense on the Revolving Credit Facility, the Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. Beginning March 26, 2015, the Company is also required to pay a letter of credit fee of either 2.00% or 2.25% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. From May 2, 2013 through March 25, 2015, the letter of credit fee was 2.25%.

The Revolving Credit Facility is secured by certain assets in the Company’s portfolio and excludes investments held by Ares Capital CP under the Revolving Funding Facility and those held by ACJB under the SMBC Funding Facility, each as discussed below, and certain other investments.

For the three months ended March 31, 2015 and 2014, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Three Months Ended March 31,
	2015	2014
Stated interest expense	$80	$—
Facility fees	1,300	1,184
Amortization of debt issuance costs	641	672
Total interest and credit facility fees expense	$2,021	$1,856
Cash paid for interest expense	$178	$—
Average stated interest rate	2.19%	—%
Average outstanding balance	$13,222	$—

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

Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by Ares Capital CP. Ares Capital CP is also subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests, loans with fixed rates and loans with certain investment ratings, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow. The Company and Ares Capital CP are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility. As of March 31, 2015, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

As of March 31, 2015, there were no amounts outstanding under the Revolving Funding Facility. As of December 31, 2014, there was $324,000 outstanding under the Revolving Funding Facility. The interest rate charged on the Revolving Funding Facility is based on applicable spreads ranging from 2.25% to 2.50% over LIBOR and ranging from 1.25% to 1.50% over “base rate” (as defined in the agreements governing the Revolving Funding Facility) in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the Revolving Funding Facility. As of March 31, 2015 and December 31, 2014, the interest rate in effect was LIBOR plus 2.25%. Through May 13, 2014, Ares Capital CP was required to pay a commitment fee between 0.50% and 1.75% per annum depending on the size of the unused portion of the Revolving Funding Facility. Since May 14, 2014, Ares Capital CP is required to pay a commitment fee between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility.

For the three months ended March 31, 2015 and 2014, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the Three Months Ended March 31,
	2015	2014
Stated interest expense	$419	$173
Facility fees	1,225	1,812
Amortization of debt issuance costs	578	507
Total interest and credit facility fees expense	$2,222	$2,492
Cash paid for interest expense	$1,642	$1,523
Average stated interest rate	2.42%	2.41%
Average outstanding balance	$69,367	$28,667

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

Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by ACJB. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Funding Facility. As of March 31, 2015, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

As of March 31, 2015, there were no amounts outstanding under the SMBC Funding Facility. As of December 31, 2014, there was $62,000 outstanding under the SMBC Funding Facility. Subject to certain exceptions, the interest rate charged on the SMBC Funding Facility is based on one month LIBOR plus an applicable spread of 2.00% or a “base rate” (as defined in the agreements governing the SMBC Funding Facility) plus an applicable spread of 1.00%. As of March 31, 2015 and December 31, 2014, one month LIBOR was 0.18% and 0.17%, respectively. From December 20, 2013 through March 14, 2014, ACJB was required to pay a commitment fee of up to 0.75% per annum depending on the size of the unused portion of the SMBC Funding Facility. After March 14, 2014, ACJB is required to pay a commitment fee of between 0.35% and 0.875% per annum depending on the size of the unused portion of the SMBC Funding Facility.

For the three months ended March 31, 2015 and 2014, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SMBC Funding Facility were as follows:

	For the Three Months Ended March 31,
	2015	2014
Stated interest expense	$26	$—
Facility fees	417	368
Amortization of debt issuance costs	283	280
Total interest and credit facility fees expense	$726	$648
Cash paid for interest expense	$90	$—
Average stated interest rate	2.16%	—%
Average outstanding balance	$4,822	$—

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

In certain circumstances, the Convertible Unsecured Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of its common stock, at the Company’s election, at their respective conversion rates (listed below as of March 31, 2015) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the Convertible Unsecured Notes Indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if the Company engages in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require the Company to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of March 31, 2015 are listed below.

	February 2016 Convertible Notes	June 2016 Convertible Notes	2017 Convertible Notes	2018 Convertible Notes	2019 Convertible Notes
Conversion premium	17.5%	17.5%	17.5%	17.5%	15.0%
Closing stock price at issuance	$16.28	$16.20	$16.46	$16.91	$17.53
Closing stock price date	January 19, 2011	March 22, 2011	March 8, 2012	October 3, 2012	July 15, 2013
Conversion price (1)	$18.44	$18.35	$18.94	$19.64	$19.99
Conversion rate (shares per one thousand dollar principal amount)(1)	54.2419	54.5098	52.7869	50.9054	50.0292
Conversion dates	August 15, 2015	December 15, 2015	September 15, 2016	July 15, 2017	July 15, 2018

(1)         Represents conversion price and conversion rate, as applicable, as of March 31, 2015, taking into account certain de minimis adjustments that will be made on the conversion date.

As of March 31, 2015, the principal amounts of each series of the Convertible Unsecured Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The Convertible Unsecured Notes Indentures contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of the Convertible Unsecured Notes under certain circumstances. These covenants are subject to important limitations and exceptions that are described in the Convertible Unsecured Notes Indentures. As of March 31, 2015, the Company was in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures.

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

(1)   At time of issuance.

(2)   At time of issuance and as of March 31, 2015.

In addition to the original issue discount equal to the equity components of the Convertible Unsecured Notes, the 2018 Convertible Notes and the 2019 Convertible Notes were each issued at a discount. The Company records interest expense comprised of both stated interest expense as well as accretion of any original issue discount.

As of March 31, 2015, the components of the carrying value of the Convertible Unsecured Notes, the stated interest rate and the effective interest rate were as follows:

	February 2016 Convertible Notes	June 2016 Convertible Notes	2017 Convertible Notes	2018 Convertible Notes	2019 Convertible Notes
Principal amount of debt	$575,000	$230,000	$162,500	$270,000	$300,000
Original issue discount, net of accretion	(7,762)	(4,131)	(2,071)	(4,225)	(3,651)
Carrying value of debt	$567,238	$225,869	$160,429	$265,775	$296,349
Stated interest rate	5.750%	5.125%	4.875%	4.750%	4.375%
Effective interest rate(1)	7.3%	6.6%	5.5%	5.3%	4.7%

(1)   The effective interest rate of the debt component of the Convertible Unsecured Notes is equal to the stated interest rate plus the accretion of original issue discount.

For the three months ended March 31, 2015 and 2014, the components of interest expense and cash paid for interest expense for the Convertible Unsecured Notes were as follows:

	For the Three Months Ended March 31,
	2015	2014
Stated interest expense	$19,681	$19,680
Amortization of debt issuance costs	1,863	1,761
Accretion of original issue discount	3,893	3,638
Total interest expense	$25,437	$25,079
Cash paid for interest expense	$33,467	$33,357

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

2020 Notes

In November 2014, the Company issued $400,000 aggregate principal amount of unsecured notes that mature on January 15, 2020 (the “2020 Notes”). The 2020 Notes bear interest at a rate of 3.875% per year, payable semi-annually and all principal is due upon maturity. The 2020 Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the 2020 Notes, and any accrued and unpaid interest. The 2020 Notes were issued at a discount at the time of issuance totaling $1,600. The Company records interest expense comprised of both stated interest expense as well as any accretion of any original issue discount. Total proceeds from the issuance of the 2020 Notes, net of the original issue discount, underwriting discounts and offering costs, were $394,308.

In January 2015, the Company issued an additional $200,000 aggregate principal amount of the 2020 Notes at a premium of 100.2% of their principal amount (the “Additional 2020 Notes”). The original issue premium recognized upon issuance of the Additional 2020 Notes totaled $370. Total proceeds from the issuance of the Additional 2020 Notes, net of underwriting discounts and offering costs, were approximately $198,359.

February 2022 Notes

In February 2012, the Company issued $143,750 aggregate principal amount of unsecured notes that were scheduled to mature on February 15, 2022 (the “February 2022 Notes”). The February 2022 Notes bore interest at a rate of 7.00% per year, payable quarterly. Total proceeds from the issuance of the February 2022 Notes, net of underwriting discounts and offering costs, were $138,338. In March 2015, the Company redeemed the entire outstanding principal amount of its February 2022 Notes in accordance with the terms of the indenture governing these notes. The total redemption price (including accrued and unpaid interest) was $144,616, which resulted in a realized loss on the extinguishment of debt of $3,839.

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

2047 Notes

As part of the acquisition of Allied Capital Corporation (“Allied Capital”) in April 2010 (the “Allied Acquisition”), the Company assumed $230,000 aggregate principal amount of unsecured notes due on April 15, 2047 (the “2047 Notes” and together with the 2018 Notes, the 2020 Notes, the October 2022 Notes and the 2040 Notes, the “Unsecured Notes”). The 2047 Notes bear interest at a rate of 6.875%, payable quarterly and all principal is due upon maturity. The 2047 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option, at a par redemption price of $25.00 per security plus accrued and unpaid interest. As of March 31, 2015 and December 31, 2014, the outstanding principal was $229,557 and the carrying value was $181,396 and $181,330, respectively. The carrying value represents the outstanding principal amount of the 2047 Notes less the unaccreted purchased discount recorded as a part of the Allied Acquisition.

For the three months ended March 31, 2015 and 2014, the components of interest expense and cash paid for interest expense for the Unsecured Notes and the February 2022 Notes were as follows:

	For the Three Months Ended March 31,
	2015	2014
Stated interest expense	$26,969	$21,610
Amortization of debt issuance costs	1,031	728
Accretion of purchase discount	169	80
Total interest expense	$28,169	$22,418
Cash paid for interest expense	$13,883	$10,344

The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of March 31, 2015, the Company was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

The Convertible Unsecured Notes and the Unsecured Notes are the Company’s unsecured senior obligations and rank senior in right of payment to any future indebtedness that is expressly subordinated in right of payment to the Convertible Unsecured Notes and the Unsecured Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not expressly subordinated; effectively junior in right of payment to any of its secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

Small Business Investment Company

The Company applied to the Small Business Administration (“SBA”) for a license to allow a new wholly owned subsidiary, Ares Venture Finance, L.P., to operate as a Small Business Investment Company (“SBIC”) under the Small Business Investment Act of 1958. In May 2014, the Company received a “green light” or “go forth letter” from the SBA inviting the Company to continue its application process to obtain a license to form and operate an SBIC subsidiary, and the Company submitted its license application in October 2014. See Note 15 for a subsequent event relating to the SBIC license.

6. DERIVATIVE INSTRUMENTS

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. Forward contracts are considered undesignated derivative instruments.

Certain information related to the Company’s derivative financial instruments is presented below as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015
Description	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets in the Balance Sheet	Balance Sheet Location of Net Amounts of Assets
Foreign currency forward contract	CAD	45,000	6/30/2015	$35,426	$(35,507)	$(81)	Accounts payable and other liabilities
Foreign currency forward contract	€3,250		4/22/2015	$3,753	$(3,493)	$260	Other assets
Total				$39,179	$(39,000)	$179

	As of December 31, 2014
Description	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheet	Net Amount of Assets in the Balance Sheet	Balance Sheet Location of Net Amounts of Assets
Foreign currency forward contract	CAD	45,000	1/8/2015	$40,247	$(38,710)	$1,537	Other assets
Total				$40,247	$(38,710)	$1,537

7. COMMITMENTS AND CONTINGENCIES

The Company has various commitments to fund investments in its portfolio as described below.

As of March 31, 2015 and December 31, 2014, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company’s discretion:

	As of
	March 31, 2015	December 31, 2014
Total revolving and delayed draw loan commitments	$489,627	$574,772
Less: drawn commitments	(118,782)	(111,802)
Total undrawn commitments	370,845	462,970
Less: commitments substantially at discretion of the Company	(6,000)	(6,000)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(1,300)	(2,700)
Total net adjusted undrawn revolving and delayed draw loan commitments	$363,545	$454,270

Included within the total revolving and delayed draw loan commitments as of March 31, 2015 and December 31, 2014 were delayed draw loan commitments totaling $186,284 and $206,429, respectively. The Company’s commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

Also included within the total revolving and delayed draw loan commitments as of March 31, 2015 were commitments to issue up to $62,700 in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2015, the Company had $19,621 in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. In addition to these letters of credit included as a part of the total revolving and delayed draw loan commitments to portfolio companies, as of March 31, 2015 the Company also had $5,284 of letters of credit issued and outstanding on behalf of other portfolio companies. For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. None of these letters of credit issued and outstanding are recorded as a liability on the Company’s balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit, $17,878 expire in 2015 and $7,027 expire in 2016.

The Company also has commitments to co-invest in the SSLP for the Company’s portion of the SSLP’s commitments to fund delayed draw investments to certain portfolio companies of the SSLP. See Note 4 for more information.

As of March 31, 2015 and December 31, 2014, the Company was party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of
	March 31, 2015	December 31, 2014
Total private equity commitments	$107,000	$107,000
Less: funded private equity commitments	(20,484)	(20,442)
Total unfunded private equity commitments	86,516	86,558
Less: private equity commitments substantially at discretion of the Company	(84,601)	(84,633)
Total net adjusted unfunded private equity commitments	$1,915	$1,925

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

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of March 31, 2015 and December 31, 2014. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of March 31, 2015
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
First lien senior secured loans	$2,897,393	Yield analysis	Market yield	4.0% - 17.4%	9.1%
Second lien senior secured loans	2,201,159	Yield analysis	Market yield	7.8% - 15.3%	9.8%
Subordinated certificates of the SSLP	2,004,269	Discounted cash flow analysis	Discount rate	10.0% - 13.0%	11.8%
Senior subordinated debt	554,453	Yield analysis	Market yield	8.3% - 14.0%	11.1%
Preferred equity securities	203,432	EV market multiple analysis	EBITDA multiple	5.2x - 14.7x	9.8	x
Other equity securities and other	615,279	EV market multiple analysis	EBITDA multiple	5.0x - 14.5x	9.2	x
Total	$8,475,985

	As of December 31, 2014
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
First lien senior secured loans	$3,700,602	Yield analysis	Market yield	4.0% - 20.0%	8.5%
Second lien senior secured loans	1,900,464	Yield analysis	Market yield	6.6% - 13.5%	9.5%
Subordinated certificates of the SSLP	2,065,015	Discounted cash flow analysis	Discount rate	10.0% - 13.0%	11.8%
Senior subordinated debt	523,288	Yield analysis	Market yield	8.3% - 14.0%	11.2%
Preferred equity securities	190,254	EV market multiple analysis	EBITDA multiple	4.5x - 15.2x	9.7	x
Other equity securities and other	644,157	EV market multiple analysis	EBITDA multiple	4.5x - 14.5x	9.5	x
Total	$9,023,780

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

The following table presents fair value measurements of cash and cash equivalents, investments and derivatives as of March 31, 2015:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$131,977	$131,977	$—	$—
Investments	$8,481,881	$5,896	$—	$8,475,985
Derivatives	$179	$—	$179	$—

The following table presents fair value measurements of cash and cash equivalents and investments as of December 31, 2014:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$194,555	$194,555	$—	$—
Investments	$9,028,379	$4,599	$—	$9,023,780
Derivatives	$1,537	$—	$1,537	$—

The following table presents changes in investments that use Level 3 inputs as of and for the as of and for the three months ended March 31, 2015:

As of and For the Three Months Ended March 31, 2015
Balance as of December 31, 2014	$9,023,780
Net realized gains	27,227
Net unrealized losses	(48,988)
Purchases	573,841
Sales	(461,076)
Redemptions	(648,023)
Payment-in-kind interest and dividends	8,126
Net accretion of discount on securities	1,098
Net transfers in and/or out of Level 3	—
Balance as of March 31, 2015	$8,475,985

As of March 31, 2015, the net unrealized appreciation on the investments that use Level 3 inputs was $101,250.

For the three months ended March 31, 2015, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of March 31, 2015, and reported within the net unrealized gains (losses) from investments in the Company’s consolidated statement of operations was $(27,487).

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

Following are the carrying and fair values of the Company’s debt obligations as of March 31, 2015 and December 31, 2014. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	March 31, 2015			December 31, 2014
	Carrying value(1)		Fair value	Carrying value(1)		Fair value
Revolving Credit Facility	$—		$—	$170,000		$170,000
Revolving Funding Facility	—		—	324,000		324,000
SMBC Funding Facility	—		—	62,000		62,000
February 2016 Convertible Notes (principal amount outstanding of $575,000)	567,238	(2)	594,993	565,001	(2)	592,940
June 2016 Convertible Notes (principal amount outstanding of $230,000)	225,869	(2)	239,563	225,026	(2)	237,010
2017 Convertible Notes (principal amount outstanding of $162,500)	160,429	(2)	169,645	160,180	(2)	168,521
2018 Convertible Notes (principal amount outstanding of $270,000)	265,775	(2)	282,080	265,431	(2)	279,169
2019 Convertible Notes (principal amount outstanding of $300,000)	296,349	(2)	312,837	296,130	(2)	302,532
2018 Notes (principal amount outstanding of $750,000)	750,663	(3)	791,827	750,704	(3)	788,288
2020 Notes (principal amount outstanding of $600,000 and $400,000, respectively)	598,945	(4)	608,754	398,430	(4)	399,740
February 2022 Notes (principal amount outstanding of $0 and $143,750, respectively)	—		—	143,750		144,764
October 2022 Notes (principal amount outstanding of $182,500)	182,500		182,885	182,500		183,835
2040 Notes (principal amount outstanding of $200,000)	200,000		204,248	200,000		203,208
2047 Notes (principal amount outstanding of $229,557)	181,396	(5)	230,357	181,330	(5)	226,592
	$3,429,164	(6)	$3,617,189	$3,924,482	(6)	$4,082,599

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

(3)                                 Represents the aggregate principal amount outstanding of the 2018 Notes plus the net unamortized premium that was recorded upon the issuances of the 2018 Notes.

(4)                                 As of March 31, 2015, represents the aggregate principal amount outstanding of the 2020 Notes less the net unaccreted discount recognized on the issuances of the 2020 Notes. As of December 31, 2014, represents the aggregate principal amount outstanding of the 2020 Notes less the unaccreted discount recognized on the first issuance of the 2020 Notes.

(5)                                 Represents the aggregate principal amount outstanding of the 2047 Notes less the unaccreted purchased discount.

(6)                                 Total principal amount of debt outstanding totaled $3,499,557 and $3,999,307 as of March 31, 2015 and December 31, 2014, respectively.

The following table presents fair value measurements of the Company’s debt obligations as of March 31, 2015 and December 31, 2014:

	As of
Fair Value Measurements Using	March 31, 2015	December 31, 2014
Level 1	$617,490	$758,399
Level 2	2,999,699	3,324,200
Total	$3,617,189	$4,082,599

9. STOCKHOLDERS’ EQUITY

There were no sales of the Company’s equity securities for the three months ended March 31, 2015 and 2014. See Note 11 for information regarding shares of common stock issued in accordance with the Company’s dividend reinvestment plan.

10. EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity resulting from operations per share for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
Net increase in stockholders’ equity resulting from operations available to common stockholders	$100,576	$116,992
Weighted average shares of common stock outstanding—basic and diluted	314,108	297,972
Basic and diluted net increase in stockholders’ equity resulting from operations per share	$0.32	$0.39

For the purpose of calculating diluted net increase in stockholders’ equity resulting from operations per share, the average closing price of the Company’s common stock for the three months ended March 31, 2015 and 2014 was less than the conversion price for each of the Convertible Unsecured Notes outstanding as of March 31, 2015 and 2014. Therefore, for all periods presented in the financial statements, the underlying shares for the intrinsic value of the embedded options in the Convertible Unsecured Notes have no impact on the computation of diluted net increase in stockholders’ equity resulting from operations per share.

11. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared and payable during the three months ended March 31, 2015 and 2014:

Date declared	Record date	Payment date	Per share amount		Total amount
February 26, 2015	March 13, 2015	March 31, 2015	$0.38		$119,361
February 26, 2015	March 13, 2015	March 31, 2015	0.05	(1)	15,705
Total declared and payable for the three months ended March 31, 2015			$0.43		$135,066

February 26, 2014	March 14, 2014	March 31, 2014	0.38		113,228
November 5, 2013	March 14, 2014	March 28, 2014	0.05	(1)	14,899
Total declared and payable for the three months ended March 31, 2014			$0.43		$128,127

(1)         Represents an additional dividend.

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the three months ended March 31, 2015 and 2014, was as follows:

	For the Three Months Ended March 31,
	2015	2014
Shares issued	361	299
Average price per share	$17.17	$17.61

12. RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, the Company bears all costs and expenses of the operation of the Company and reimburses its investment adviser or its affiliates for certain of such costs and expenses incurred in the operation of the Company. For the three months ended March 31, 2015 and 2014, the Company’s investment adviser or its affiliates incurred such expenses totaling $1,568 and $1,449, respectively.

The Company is party to office leases pursuant to which it is leasing office facilities from third parties. For certain of these office leases, the Company has also entered into separate subleases with Ares Management LLC, the sole member of Ares Capital Management, and IHAM, pursuant to which Ares Management LLC and IHAM sublease a portion of these leases. For the three months ended March 31, 2015 and 2014, amounts payable to the Company under these subleases totaled $1,157 and $698, respectively.

Ares Management LLC has also entered into separate subleases with the Company, pursuant to which the Company subleases certain office spaces from Ares Management LLC. For the three months ended March 31, 2015 and 2014, amounts payable to Ares Management LLC under these subleases totaled $187 and $92, respectively.

The Company has also entered into agreements with Ares Management LLC and IHAM, pursuant to which Ares Management LLC and IHAM are entitled to use the Company’s proprietary portfolio management software. For the three months ended March 31, 2015, amounts payable to the Company under these agreements totaled $495.

See Note 3 for descriptions of other related party transactions.

13. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the three months ended March 31, 2015 and 2014:

	As of and For the Three Months Ended March 31,
Per Share Data:	2015	2014
Net asset value, beginning of period(1)	$16.82	$16.46
Net investment income for period(2)	0.39	0.38
Net realized and unrealized gains (losses) for period(2)	(0.07)	0.01
Net increase in stockholders’ equity	0.32	0.39
Total distributions to stockholders(3)	(0.43)	(0.43)
Net asset value at end of period(1)	$16.71	$16.42
Per share market value at end of period	$17.17	$17.62
Total return based on market value(4)	12.75%	1.58%
Total return based on net asset value(5)	1.90%	2.37%
Shares outstanding at end of period	314,469	298,270
Ratio/Supplemental Data:
Net assets at end of period	$5,255,417	$4,898,566
Ratio of operating expenses to average net assets(6)(7)	9.79%	10.09%
Ratio of net investment income to average net assets(6)(8)	9.30%	9.29%
Portfolio turnover rate(6)	27%	35%

(1)                                 The net assets used equals the total stockholders’ equity on the consolidated balance sheet.

(2)                                 Weighted average basic per share data.

(3)                                 Includes an additional dividend of $0.05 per share for both periods presented.

(4)                                 For the three months ended March 31, 2015, the total return based on market value equaled the increase of the ending market value at March 31, 2015 of $17.17 per share from the ending market value at December 31, 2014 of $15.61 per share plus the declared and payable dividends of $0.43 per share for the three months ended March 31, 2015, divided by the market value at December 31, 2014. For the three months ended March 31, 2014, the total return based on market value equaled the decrease of the ending market value at March 31, 2014 of $17.62 per share from the ending market value at December 31, 2013 of $17.77 per share plus the declared and payable dividends of $0.43 per share for the three months ended March 31, 2014, divided by the market value at December 31, 2013. The Company’s shares fluctuate in value. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)                                 For the three months ended March 31, 2015, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $0.43 per share for the three months ended March 31, 2015, divided by the beginning net asset value for the period. For the three months ended March 31, 2014, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $0.43 per share for the three months ended March 31, 2014, divided by the beginning net asset value for the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan, the issuance of common stock in connection with any equity offerings and the equity components of any convertible notes issued during the period. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(6)                                 The ratios reflect an annualized amount.

(7)                                 For the three months ended March 31, 2015, the ratio of operating expenses to average net assets consisted of 2.59% of base management fees, 1.92% of income based fees and capital gains incentive fees, 4.48% of the cost of borrowing and 0.80% of other operating expenses. For the three months ended March 31, 2014, the ratio of operating expenses to average net assets consisted of 2.49% of base management fees, 2.42% of income based fees and capital gains incentive fees, 4.34% of the cost of borrowing and 0.84% of other operating expenses.

(8)                                 The ratio of net investment income to average net assets excludes income taxes related to realized gains and losses.

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

15. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2015, except as disclosed below.

In April 2015, Ares Venture Finance, L.P., a wholly owned subsidiary of the Company, received approval for a license from the SBA to operate as an SBIC under the provisions of Section 301(c) of the Small Business Investment Act of 1958, as amended.

In April 2015, General Electric Company announced that it intends to sell most of the assets of General Electric Capital Corporation (“GECC”). These assets include the interests held by GECC and GE Global Sponsor Finance in the SSLP. The Company is in an active dialogue with GECC regarding the future of the SSLP and the SSLP continues to make loans and otherwise conduct its business in the ordinary course.  Although the Company will seek to continue the program with another partner, the Company may be unable to identify such a partner or to agree with such a partner on terms comparable to those contained in the existing SSLP agreements. If the Company ceases to make new investments through the SSLP and the aggregate SSLP portfolio declines over time as loans in the program are repaid or exited, the portion of the Company’s earnings attributable to the SSLP could be adversely affected.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report. In addition, some of the statements in this Quarterly Report (including in the following discussion) constitute forward- looking statements, which relate to future events or the future performance or financial condition of Ares Capital Corporation (the “Company,” “ARCC,” “Ares Capital,” “we,” “us,” or “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and elsewhere in our annual report on Form 10-K for the fiscal year ended December 31, 2014.

We have based the forward-looking statements included in this Quarterly Report on information available to us on the date of this Quarterly Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission “SEC”, including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.

OVERVIEW

We are a specialty finance company that is a closed-end, non-diversified management investment company incorporated in Maryland. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”).

We are externally managed by Ares Capital Management LLC (“Ares Capital Management” or our “investment adviser”), a subsidiary of Ares Management L.P. (NYSE: ARES) (“Ares Management”), a publicly traded, leading global alternative asset manager, pursuant to our investment advisory and management agreement. Ares Operations LLC (“Ares Operations” or our “administrator”), a subsidiary of Ares Management, provides certain administrative and other services necessary for us to operate.

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

Since our initial public offering on October 8, 2004 through March 31, 2015, our exited investments resulted in an aggregate cash flow realized internal rate of return to us of approximately 13% (based on original cash invested, net of syndications, of approximately $10.5 billion and total proceeds from such exited investments of approximately $12.9 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized. Approximately 70% of these exited investments resulted in an aggregate cash flow realized internal rate of return to us of 10% or greater.

Additionally, since our initial public offering on October 8, 2004 through March 31, 2015, our realized gains have exceeded our realized losses by approximately $383 million (excluding a one-time gain on the acquisition of Allied Capital Corporation (“Allied Capital”) and realized gains/losses from the extinguishment of debt and other assets). For this same time period, our average annualized net realized gain rate was approximately 1.1% (excluding a one-time gain on the acquisition of Allied Capital and realized gains/losses from the extinguishment of debt and other assets). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

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

We have elected to be treated as a regulated investment company, or a “RIC”, under the Internal Revenue Code of 1986, as amended (the “Code”), and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to our stockholders generally at least 90% of our investment company taxable income, as defined by the Code, for each year.

Pursuant to this election, we generally will not have to pay U.S. federal corporate-level taxes on any income that we distribute to our stockholders provided that we satisfy those requirements.

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the three months ended March 31, 2015 and 2014 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Three Months Ended March 31,
(in millions)	2015	2014
New investment commitments(1):
New portfolio companies	$252.9	$442.2
Existing portfolio companies(2)	247.3	409.9
Total new investment commitments(3)	500.2	852.1
Less:
Investment commitments exited(4)	1,123.3	849.2
Net investment commitments	$(623.1)	$2.9
Principal amount of investments funded:
First lien senior secured loans	$133.0	$646.2
Second lien senior secured loans	380.5	14.1
Subordinated certificates of the SSLP(5)	33.3	87.5
Senior subordinated debt	28.8	64.4
Preferred equity securities	—	7.7
Other equity securities	2.1	6.3
Total	$577.7	$826.2
Principal amount of investments sold or repaid:
First lien senior secured loans	$924.8	$503.9
Second lien senior secured loans	55.9	127.2
Subordinated certificates of the SSLP	93.2	17.9
Senior subordinated debt	0.9	0.3
Preferred equity securities	1.3	2.7
Other equity securities	7.5	5.2
Commercial real estate	0.4	—
Total	$1,084.0	$657.2
Number of new investment commitments(6)	18	24
Average new investment commitment amount	$27.8	$35.5
Weighted average term for new investment commitments (in months)	71	66
Percentage of new investment commitments at floating rates	94%	92%
Percentage of new investment commitments at fixed rates	6%	6%

Weighted average yield of debt and other income producing securities(7):
Funded during the period at amortized cost	10.1%	9.3%
Funded during the period at fair value(8)	10.0%	9.3%
Exited or repaid during the period at amortized cost	7.5%	8.7%
Exited or repaid during the period at fair value(8)	7.4%	8.7%

(1)                                 New investment commitments include new agreements to fund revolving credit facilities or delayed draw loans. See “Off Balance Sheet Arrangements” as well as Note 7 to our consolidated financial statements for the three months ended March 31, 2015, for more information on our commitments to fund revolving credit facilities or delayed draw loans.

(2)                                 Includes investment commitments to the SSLP to make co-investments with GE Global Sponsor Finance LLC and General Electric Capital Corporation (together, “GE”) in first lien senior secured loans of middle-market companies of $25.5 million and $60.7 million for the three months ended March 31, 2015 and 2014, respectively.

(3)                                 Includes both funded and unfunded commitments. Of these new investment commitments, we funded $472.7 million and $727.9 million for the three months ended March 31, 2015 and 2014, respectively.

(4)                                 Includes both funded and unfunded commitments.  For the three months ended March 31, 2015 and 2014, investment commitments exited included exits of unfunded commitments of $70.6 million and $215.2 million, respectively.

(5)                                 See “Senior Secured Loan Program” below and Note 4 to our consolidated financial statements for the three months ended March 31, 2015 for more information on the SSLP.

(6)                                 Number of new investment commitments represents each commitment to a particular portfolio company or a commitment to multiple companies as part of an individual transaction (e.g., the purchase of a portfolio of investments).

(7)                                “Weighted average yield of debt and other income producing securities at amortized cost” is computed as the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt and other income producing securities, divided by (b) total accruing debt and other income producing securities at amortized cost. “Weighted average yield of debt and other income producing securities at fair value” is computed as the (a) annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt and other income producing securities, divided by (b) total accruing debt and other income producing securities at fair value.

(8)                                 Represents fair value for investments in the portfolio as of the most recent prior quarter end, if applicable.

As of March 31, 2015 and December 31, 2014, our investments consisted of the following:

	As of
	March 31, 2015		December 31, 2014
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured loans	$2,938.8	$2,897.4	$3,728.9	$3,700.6
Second lien senior secured loans	2,236.5	2,201.2	1,938.9	1,900.5
Subordinated certificates of the SSLP(1)	1,974.7	2,004.3	2,034.5	2,065.0
Senior subordinated debt	555.3	554.4	524.1	523.3
Preferred equity securities	234.5	203.4	206.5	190.2
Other equity securities	434.8	616.3	440.1	642.8
Commercial real estate	1.7	4.9	2.1	6.0
Total	$8,376.3	$8,481.9	$8,875.1	$9,028.4

(1)         The proceeds from these certificates were applied to co-investments with GE to fund first lien senior secured loans to 50 different borrowers as of both March 31, 2015 and December 31, 2014.

The weighted average yields at amortized cost and fair value of the following portions of our portfolio as of March 31, 2015 and December 31, 2014 were as follows:

	As of
	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	10.5%	10.5%	10.1%	10.1%
Total portfolio(2)	9.6%	9.5%	9.3%	9.1%
First lien senior secured loans(2)	8.6%	8.7%	8.1%	8.2%
Second lien senior secured loans(2)	9.2%	9.3%	8.7%	8.8%
Subordinated certificates of the SSLP(2)(3)	13.8%	13.5%	13.8%	13.5%
Senior subordinated debt(2)	11.2%	11.2%	11.2%	11.2%
Income producing equity securities (2)	9.4%	9.6%	9.4%	9.4%

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

Set forth below is the grade distribution of our portfolio companies as of March 31, 2015 and December 31, 2014:

	As of
	March 31, 2015				December 31, 2014
(in millions)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 1	$55.5	0.7%	6	3.0%	$49.9	0.6%	5	2.4%
Grade 2	293.3	3.4%	10	5.0%	298.5	3.3%	11	5.4%
Grade 3	7,334.9	86.5%	164	81.6%	7,847.6	86.9%	171	83.4%
Grade 4	798.2	9.4%	21	10.4%	832.4	9.2%	18	8.8%
Total	$8,481.9	100.0%	201	100.0%	$9,028.4	100.0%	205	100.0%

As of March 31, 2015 and December 31, 2014, the weighted average grade of the investments in our portfolio at fair value was 3.0 and 3.0, respectively.

As of March 31, 2015, loans on non-accrual status represented 1.7% and 1.3% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2014, loans on non-accrual status represented 2.2% and 1.7% of the total investments at amortized cost and at fair value, respectively.

Senior Secured Loan Program

We co-invest in first lien senior secured loans of middle-market companies with GE through an unconsolidated Delaware limited liability company, the Senior Secured Loan Fund LLC (d/b/a “the Senior Secured Loan Program”) or the SSLP. The SSLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SSLP must be approved by an investment committee of the SSLP consisting of representatives of ours and GE (with approval from a representative of each required). We provide capital to the SSLP in the form of subordinated certificates (the “SSLP Certificates”).

As of March 31, 2015 and December 31, 2014, we and GE had agreed to make $11.0 billion of capital available to the SSLP, of which approximately $9.6 billion and $9.9 billion in aggregate principal amount, respectively, was funded. Additionally, as of March 31, 2015 and December 31, 2014, the SSLP had commitments to fund various delayed draw investments to certain of its portfolio companies of $384.6 million and $484.3 million, respectively, which had been approved by the investment committee of the SSLP described above. As of March 31, 2015 and December 31, 2014, the total amounts funded and/or committed to the SSLP by GE and us were $10.0 billion and $10.4 billion, respectively. All investments of the SSLP must be approved by the investment committee of the SSLP as described above.

As of March 31, 2015 and December 31, 2014, we had agreed to make available to the SSLP (subject to the approval of the investment committee of the SSLP as described above) approximately $2.3 billion, of which approximately $2.0 billion and $2.0 billion in aggregate principal amount, respectively, was funded. Additionally, as of March 31, 2015 and December 31, 2014, we had commitments to co-invest in the SSLP for our portion of the SSLP’s commitments to fund delayed draw investments of up to $72.9 million and $92.5 million, respectively, bringing total amounts funded and/or committed to the SSLP by us to $2.0 billion and $2.1 billion, respectively.

As of March 31, 2015 and December 31, 2014, the SSLP had total assets of $9.6 billion and $10.0 billion, respectively. As of March 31, 2015 and December 31, 2014, GE’s investment in the SSLP consisted of senior notes of $7.3 billion and $7.6 billion, respectively, and SSLP Certificates of $282.1 million and $290.6 million, respectively. As of March 31, 2015 and December 31, 2014, we and GE owned 87.5% and 12.5%, respectively, of the outstanding SSLP Certificates.

The SSLP Certificates pay a weighted average coupon of LIBOR plus approximately 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, which may result in a return to the holders of the SSLP Certificates that is greater than the coupon.  The SSLP Certificates are junior in right of payment to the senior notes held by GE.

As of March 31, 2015 and December 31, 2014, the SSLP portfolio was comprised of all first lien senior secured loans to U.S. middle-market companies. As of March 31, 2015 and December 31, 2014, one loan was on non-accrual status, representing 1.0% and 1.0%, respectively, of the total loans at principal amount in the SSLP. The portfolio companies in the SSLP are in industries similar to the companies in our portfolio.

See “Recent Developments,” as well as Note 15 to our consolidated financial statements for the three months ended March 31, 2015 for more information on the SSLP.

Below is a summary of the SSLP’s portfolio, followed by a listing of the individual first lien senior secured loans in the SSLP’s portfolio as of March 31, 2015 and December 31, 2014:

	As of
(in millions)	March 31, 2015	December 31, 2014
Total first lien senior secured loans(1)	$9,558.4	$9,522.6
Weighted average yield on first lien senior secured loans(2)	6.7%	6.7%
Number of borrowers in the SSLP	50	50
Largest loan to a single borrower(1)	$348.5	$331.5
Total of five largest loans to borrowers(1)	$1,629.7	$1,571.7

(1)                                 At principal amount.

(2)                                 Computed as the (a) annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

SSLP Loan Portfolio as of March 31, 2015

(in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount
ADG, LLC	Dental services provider	9/2019	8.1%	$212.0
AMZ Holding Corp.	Specialty chemicals manufacturer	12/2018	6.8%	234.6
Argon Medical Devices, Inc.	Manufacturer and marketer of single-use specialty medical devices	4/2018	6.5%	220.8
Argotec LLC	Producer of thermoplastic polyurethane film and sheet used for paint production, glass lamination, medical use, graphics, and textile lamination.	12/2019	7.5%	93.0
Athletico Management, LLC and Accelerated Holdings, LLC	Provider of outpatient rehabilitation services	12/2020	6.3%	324.2
Breg, Inc.	Designer, manufacturer, and distributor of non-surgical orthopedic products for preventative, post-operative and rehabilitative use	10/2020	6.3%	150.0
Brewer Holdings Corp. and Zywave, Inc.	Provider of software and technology-enabled content and analytical solutions to insurance brokers	11/2019	8.0%	250.0
Cambridge International, Inc.	Manufacturer of custom designed and engineered metal products	4/2018	8.0%	82.9
CH Hold Corp.	Collision repair company	11/2019	5.5%	348.5
Chariot Acquisition, LLC	Distributor and designer of aftermarket golf cart parts and accessories	1/2019	7.8%	151.2
CIBT Holdings, Inc.(4)	Expedited travel document processing services	12/2018	6.8%	201.8
Connoisseur Media, LLC	Owner and operator of radio stations	6/2019	7.3%	132.4
CWD, LLC	Supplier of automotive aftermarket brake parts	6/2016	7.0%	124.7
DFS Holding Company, Inc.	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	2/2022	6.5%	194.0
Drayer Physical Therapy Institute, LLC	Outpatient physical therapy provider	7/2018	8.0%	133.9
Driven Brands, Inc.(2)(4)	Automotive aftermarket car care franchisor	3/2017	6.0%	200.2
DTI Holdco, Inc.(2)(4)	Provider of legal process outsourcing and managed services	8/2020	5.8%	299.5
ECI Purchaser Company, LLC	Manufacturer of equipment to safely control pressurized gases	12/2019	6.0%	234.4
Excelligence Learning Corporation	Developer, manufacturer and retailer of educational products	12/2020	6.8%	180.0
Gehl Foods, LLC	Producer of low-acid, aseptic food and beverage products	3/2021	7.5%	161.5
Gentle Communications, LLC	Dental services provider	6/2020	6.5%	84.6
III US Holdings, LLC	Provider of library automation software and systems	6/2018	6.0%	214.7
Implus Footcare, LLC(4)	Provider of footwear and other accessories	4/2019	6.8%	264.9
Instituto de Banca y Comercio, Inc.(2)(4)	Private school operator	12/2016		93.3	(5)
Intermedix Corporation(3)	Revenue cycle management provider to the emergency healthcare industry	12/2019	5.8%	266.2
ISS Compressors Industries, Inc.	Provider of repairs, refurbishments and services to the broader industrial end user markets	6/2018	6.5%	117.9
Laborie Medical Technologies Corp(4)	Developer and manufacturer of medical equipment	9/2019	7.3%	170.2
Mavis Tire Supply LLC	Auto parts retailer	10/2020	6.3%	184.0
MCH Holdings, Inc.(4)	Healthcare professional provider	1/2020	6.3%	178.6
MWI Holdings, Inc.(2)	Engineered springs, fasteners, and other precision components	3/2019	7.4%	258.5
Noranco Manufacturing (USA) Ltd.	Supplier of complex machined and sheet metal components for the aerospace industry	4/2019	6.8%	156.3

(in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount
Nordco Inc.	Designer and manufacturer of railroad maintenance-of-way machinery	8/2019	7.0%	217.3
Oak Parent, Inc.(2)	Manufacturer of athletic apparel	4/2018	7.5%	290.8
Palermo Finance Corporation	Provider of mission-critical integrated public safety software and services to local, state, and federal agencies	11/2020	7.0%	190.0
Penn Detroit Diesel Allison, LLC	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	10/2019	7.3%	71.4
PetroChoice Holdings, LLC	Provider of lubrication solutions	1/2017	10.0%	237.0
Pretium Packaging, L.L.C(4)	Manufacturer and supplier of high performance plastic containers	6/2020	6.3%	218.7
Restaurant Technologies, Inc.	Provider of bulk cooking oil management services to the restaurant and fast food service industries	6/2018	7.0%	198.0
Sanders Industries Holdings, Inc.(4)	Elastomeric parts, mid-sized composite structures, and composite tooling	5/2020	7.0%	80.1
Selig Sealing Products, Inc.	Manufacturer of container sealing products for rigid packaging applications	10/2019	6.8%	179.4
Singer Sewing Company	Manufacturer of consumer sewing machines	6/2017	7.3%	194.5
STATS Acquisition, LLC	Sports technology, data and content company	6/2020	7.0%	103.5
Strategic Partners, Inc.(4)	Supplier of medical uniforms, specialized medical footwear and accessories	8/2018	7.3%	288.6
TA THI Buyer, Inc. and TA THI Parent, Inc.(4)	Collision repair company	7/2020	6.5%	311.9
The Linen Group	Provider of outsourced commercial linen and laundry services	8/2019	8.0%	92.4
The Teaching Company, LLC(2)(4)	Education publications provider	3/2017	9.0%	108.6
Towne Holdings, Inc.	Provider of contracted hospitality services and parking systems	12/2019	6.8%	167.8
U.S. Anesthesia Partners, Inc.(2)(3)	Anesthesiology service provider	12/2019	6.0%	263.3
Universal Services of America, LP	Provider of security officer and guard services	7/2019	6.0%	345.6
WCI-Quantum Holdings, Inc.(4)	Distributor of instructional products, services and resources	10/2020	5.8%	80.7
				$9,558.4

(1)                                 Represents the weighted average annual stated interest rate as of March 31, 2015. All interest rates are payable in cash. For loans on non-accrual status, the stated interest rate is not shown as there is no current yield on such loans.

(2)                                 We also hold a portion of this company’s first lien senior secured loan.

(3)                                 We also hold a portion of this company’s second lien senior secured loan.

(4)                                 We hold an equity investment in this company.

(5)                                 Loan was on non-accrual status, as determined by the investment committee of the SSLP, as of March 31, 2015.

SSLP Loan Portfolio as of December 31, 2014

(in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
ADG, LLC	Dental services provider	9/2019	8.1%	$212.6	$212.6
AMZ Holding Corp.	Specialty chemicals manufacturer	12/2018	6.8%	235.2	230.5
Argon Medical Devices, Inc.	Manufacturer and marketer of single-use specialty medical devices	4/2018	6.5%	221.3	221.3
Argotec LLC	Producer of thermoplastic polyurethane film and sheet used for paint production, glass lamination, medical use, graphics, and textile lamination.	12/2019	7.5%	93.0	93.0
Athletico Management, LLC and Accelerated Holdings, LLC(3)	Provider of outpatient rehabilitation services	12/2020	6.3%	325.0	325.0
Breg, Inc.	Designer, manufacturer, and distributor of non-surgical orthopedic products for preventative, post-operative and rehabilitative use	10/2020	6.5%	150.0	150.0
Brewer Holdings Corp. and Zywave, Inc.	Provider of software and technology-enabled content and analytical solutions to insurance brokers	11/2019	7.0%	173.7	173.7
Cambridge International, Inc.	Manufacturer of custom designed and engineered metal products	4/2018	8.0%	82.9	82.1
CH Hold Corp.(3)	Collision repair company	11/2019	5.5%	298.5	298.5
Chariot Acquisition, LLC	Distributor and designer of aftermarket golf cart parts and accessories	1/2019	7.8%	152.2	152.2
CIBT Holdings, Inc.(5)	Expedited travel document processing services	12/2018	6.8%	204.4	204.4
Connoisseur Media, LLC	Owner and operator of radio stations	6/2019	7.3%	134.3	133.0
CWD, LLC	Supplier of automotive aftermarket brake parts	6/2016	7.0%	125.9	125.9
Drayer Physical Therapy Institute, LLC	Outpatient physical therapy provider	7/2018	8.0%	133.9	133.9
Driven Brands, Inc.(3)(5)	Automotive aftermarket car care franchisor	3/2017	6.0%	201.2	201.2
DTI Holdco, Inc.(3)(5)	Provider of legal process outsourcing and managed services	8/2020	5.8%	300.3	300.3
ECI Purchaser Company, LLC	Manufacturer of equipment to safely control pressurized gases	12/2019	6.0%	235.0	232.6
Excelligence Learning Corporation	Developer, manufacturer and retailer of educational products	12/2020	6.8%	180.0	180.0
Fleischmann’s Vinegar Company, Inc.	Manufacturer and marketer of industrial vinegar products	5/2016	8.0%	70.4	70.4
Gentle Communications, LLC	Dental services provider	6/2020	6.5%	84.8	84.0
III US Holdings, LLC	Provider of library automation software and systems	6/2018	6.0%	215.2	213.0
Implus Footcare, LLC(5)	Provider of footwear and other accessories	4/2019	6.8%	264.9	264.9
Instituto de Banca y Comercio, Inc.(3)(5)	Private school operator	12/2016		91.5	73.2	(6)
Intermedix Corporation(4)	Revenue cycle management provider to the emergency healthcare industry	12/2019	5.8%	267.9	267.9
Laborie Medical Technologies Corp(5)	Developer and manufacturer of medical equipment	10/2018	6.8%	125.4	125.4
Mavis Tire Supply LLC	Auto parts retailer	10/2020	6.3%	184.5	184.5
MCH Holdings, Inc.(5)	Healthcare professional provider	1/2020	6.3%	179.1	179.1
MWI Holdings, Inc.(3)	Engineered springs, fasteners, and other precision components	3/2019	7.4%	259.2	259.2
Noranco Manufacturing (USA) Ltd.	Supplier of complex machined and sheet metal components for the aerospace industry	4/2019	6.8%	156.3	156.3
Nordco Inc.	Designer and manufacturer of railroad maintenance-of-way machinery	8/2019	7.0%	217.3	217.3
Oak Parent, Inc.(3)	Manufacturer of athletic apparel	4/2018	7.5%	297.6	297.6
Palermo Finance Corporation	Provider of mission-critical integrated public safety software and services to local, state, and federal agencies	11/2020	7.0%	135.0	135.0

(in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
Penn Detroit Diesel Allison, LLC	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	10/2019	7.3%	71.6	71.6
PetroChoice Holdings, LLC	Provider of lubrication solutions	1/2017	10.0%	238.5	238.5
PODS Funding Corp. II(3)	Storage and warehousing	12/2018	7.0%	331.5	331.5
Pretium Packaging, L.L.C(5)	Manufacturer and supplier of high performance plastic containers	6/2020	6.2%	209.2	209.2
Protective Industries, Inc. (3)(5)	Plastic protection products	10/2019	6.3%	275.5	275.5
Restaurant Technologies, Inc.	Provider of bulk cooking oil management services to the restaurant and fast food service industries	6/2018	7.0%	198.5	198.5
Sanders Industries Holdings, Inc.(5)	Elastomeric parts, mid-sized composite structures, and composite tooling	5/2020	7.0%	83.8	83.8
Selig Sealing Products, Inc.	Manufacturer of container sealing products for rigid packaging applications	10/2019	6.8%	188.5	188.5
Singer Sewing Company	Manufacturer of consumer sewing machines	6/2017	7.3%	195.0	191.1
STATS Acquisition, LLC	Sports technology, data and content company	6/2020	7.0%	103.5	103.5
Strategic Partners, Inc.(5)	Supplier of medical uniforms, specialized medical footwear and accessories	8/2018	7.3%	289.3	289.3
TA THI Buyer, Inc. and TA THI Parent, Inc.(5)	Collision repair company	7/2020	6.5%	312.7	312.7
The Linen Group	Provider of outsourced commercial linen and laundry services	8/2019	8.0%	92.6	92.6
The Teaching Company, LLC(3)(5)	Education publications provider	3/2017	9.0%	109.2	108.1
Towne Holdings, Inc.	Provider of contracted hospitality services and parking systems	12/2019	6.8%	167.8	167.8
U.S. Anesthesia Partners, Inc.(3)(4)	Anesthesiology service provider	12/2019	6.0%	264.0	264.0
Universal Services of America, LP	Provider of security officer and guard services	7/2019	6.0%	302.2	302.2
WCI-Quantum Holdings, Inc.(5)	Distributor of instructional products, services and resources	10/2020	5.8%	80.7	80.7
				$9,522.6	$9,487.1

(1)                                 Represents the weighted average annual stated interest rate as of December 31, 2014. All interest rates are payable in cash. For loans on non-accrual status, the stated interest rate is not shown as there is no current yield on such loans.

(2)                                 Represents the fair value in accordance with Accounting Standards Codification (“ASC”) 820-10. The determination of such fair value is not included in our board of directors valuation process described elsewhere herein.

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

The amortized cost and fair value of our SSLP Certificates was $2.0 billion and $2.0 billion, respectively, as of March 31, 2015, and $2.0 billion and $2.1 billion, respectively, as of December 31, 2014. As described above, the SSLP Certificates pay a weighted average coupon of LIBOR plus approximately 8.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the underlying loan portfolio, which may result in a return to the holders of the SSLP Certificates that is greater than both the coupon on the SSLP Certificates as well as the weighted average yield on the SSLP’s portfolio of 6.7% and 6.7% at March 31, 2015 and December 31, 2014, respectively. Our yield on our investment in the SSLP at amortized cost and fair value was 13.8% and 13.5%, respectively, as of March 31, 2015, and 13.8% and 13.5%, respectively, as of December 31, 2014. For the three months ended March 31, 2015 and 2014, we earned interest income of $68.3 million and $67.7 million, respectively, from our investment in the SSLP Certificates.

We are also entitled to certain fees in connection with the SSLP. For the three months ended March 31, 2015 and 2014, in connection with the SSLP, we earned capital structuring service, sourcing and other fees totaling $14.7 million and $12.5 million, respectively.

Selected financial information for the SSLP as of and for the year ended December 31, 2014 was as follows:

(in millions)	As of and For the Year Ended December 31, 2014
Selected Balance Sheet Information:
Investments in loans receivable, net	$9,442.6
Cash and other assets	$563.3
Total assets	$10,005.9

Senior notes	$7,613.7
Other liabilities	$77.3
Total liabilities	$7,691.0
Subordinated certificates and members’ capital	$2,314.9
Total liabilities and members’ capital	$10,005.9

Selected Statement of Operations Information:
Total revenues	$668.3
Total expenses	$362.1
Net income	$306.2

RESULTS OF OPERATIONS

For the three months ended March 31, 2015 and 2014

Operating results for the three months ended March 31, 2015 and 2014 were as follows:

	For the Three Months Ended March 31,
(in millions)	2015	2014
Total investment income	$253.2	$239.7
Total expenses	128.0	122.0
Net investment income before income taxes	125.2	117.7
Income tax expense, including excise tax	3.5	5.4
Net investment income	121.7	112.3
Net realized gains on investments and foreign currency transactions	31.7	12.1
Net unrealized losses on investments and foreign currency transactions	(49.0)	(7.4)
Realized losses on extinguishment of debt	(3.8)	—
Net increase in stockholders’ equity resulting from operations	$100.6	$117.0

Net income can vary substantially from period to period due to various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

	For the Three Months Ended March 31,
(in millions)	2015	2014
Interest income from investments	$198.7	$173.5
Capital structuring service fees	20.2	20.9
Dividend income	24.5	30.7
Management and other fees	6.0	6.0
Other income	3.8	8.6
Total investment income	$253.2	$239.7

The increase in interest income from investments for the three months ended March 31, 2015 from the comparable period in 2014 was primarily due to an increase in the size of our portfolio, which increased from an average of $7.6 billion at amortized cost for the three months ended March 31, 2014 to an average of $8.6 billion at amortized cost for the comparable period in 2015. The decrease in capital structuring service fees for the three months ended March 31, 2015 from the comparable period in 2014 was primarily due to the decrease in new investment commitments, which decreased from $852.1 million for the three months ended March 31, 2014 to $500.2 million for the comparable period in 2015, partially offset by the increase in the weighted average capital structuring service fees received on new investment commitments, which increased from 2.5% for the three months ended March 31, 2014 to 4.0% in the comparable period in 2015. Dividend income for the three months ended March 31, 2015 and 2014 included dividends received from Ivy Hill Asset Management, L.P. (“IHAM”), a wholly owned portfolio company, totaling $20.0 million and $20.0 million, respectively. The dividends received from IHAM for the three months ended March 31, 2015 and 2014 included additional dividends of $10.0 million for each period that were paid in addition to the quarterly dividends generally paid by IHAM. IHAM paid the additional dividends out of accumulated earnings that had previously been retained by IHAM. Also during the three months ended March 31, 2015, we received $1.5 million in other non-recurring dividends from non-income producing equity securities compared to $6.6 million for the comparable period in 2014. The decrease in other income for the three months ended March 31, 2015 from the comparable period in 2014 was primarily attributable to lower amendment fees.

Operating Expenses

	For the Three Months Ended March 31,
(in millions)	2015	2014
Interest and credit facility fees	$58.6	$52.5
Base management fees	33.9	30.1
Income based fees	29.4	28.3
Capital gains incentive fees	(4.2)	1.0
Administrative fees	3.4	3.7
Other general and administrative	6.9	6.4
Total operating expenses	$128.0	$122.0

Interest and credit facility fees for the three months ended March 31, 2015 and 2014, were comprised of the following:

	For the Three Months Ended March 31,
(in millions)	2015	2014
Stated interest expense	$47.2	$41.5
Facility fees	2.9	3.4
Amortization of debt issuance costs	4.4	3.9
Accretion of net discount on notes payable	4.1	3.7
Total interest and credit facility fees	$58.6	$52.5

Stated interest expense for the three months ended March 31, 2015 increased from the comparable period in 2014 primarily due to the increase in the average principal amount of debt outstanding, partially offset by a decrease in our weighted average stated interest rate of our debt outstanding. For the three months ended March 31, 2015, our average principal debt outstanding increased to $3.6 billion as compared to $3.0 billion for the comparable period in 2014, and the weighted average stated interest rate on our outstanding debt was 5.2% for the three months ended March 31, 2015 as compared to 5.5% for the comparable period in 2014.

The increase in base management fees and our income based fees for the three months ended March 31, 2015 from the comparable period in 2014 were primarily due to the increases in the size of the portfolio in the case of base management fees and in the case of income based fees, the related increase in net investment income excluding income based fees and capital gains incentive fees.

For the three months ended March 31, 2015 we recorded a reduction of $4.2 million in the capital gains incentive fee expense accrual calculated in accordance with GAAP. For the three months ended March 31, 2014, the capital gains incentive fee expense accrual calculated in accordance with GAAP was $1.0 million. Capital gains incentive fee expense accrual decreased from the comparable period in 2014 primarily due to the Company recording net losses of $21.1 million for the three months ended March 31, 2015 as compared to net gains of $4.7 million for the three months ended March 31, 2014. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of March 31, 2015 and December 31, 2014, the total capital gains incentive fee accrual calculated in accordance with GAAP was $64.8 million and $93.0 million, respectively. As of March 31, 2015 and December 31, 2014, the capital gains incentive fee actually payable under our investment advisory and management agreement was $0.0 million and $24.0 million, respectively. The $24.0 million payable as of December 31, 2014 was paid in the first quarter of 2015. See Note 3 to our consolidated financial statements for the three months ended March 31, 2015, for more information on the base management fees, income based fees and capital gains incentive fees.

Administrative fees represent fees paid to Ares Operations for our allocable portion of overhead and other expenses incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staffs. Other general and administrative expenses include professional fees, rent, insurance, depreciation and director’s fees, among other costs.

Income Tax Expense, Including Excise Tax

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must generally (among other requirements) timely distribute to our stockholders at least 90% of our investment company taxable income, as defined by the Code, for each year. In order to maintain our RIC status, we have made and intend to continue to make the requisite distributions to our stockholders which will generally relieve us from corporate-level income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. For the three months ended March 31, 2015 and 2014, we recorded a net expense of $1.6 million and $2.5 million, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three months ended March 31, 2015 and 2014, we recorded a tax expense of approximately $1.9 million and $2.9 million, respectively, for these subsidiaries.

Net Realized Gains/Losses

During the three months ended March 31, 2015, we had $1.1 billion of sales, repayments or exits of investments resulting in $27.2 million of net realized gains on investments. These sales, repayments or exits included $258.0 million of investments sold to IHAM and certain vehicles managed by IHAM. A net realized gain of $0.1 million was recorded on these transactions. See Note 4 to our consolidated financial statements for the three months ended March 31, 2015 for more detail on IHAM and its managed vehicles. Net realized gains on investments of $27.2 million comprised of $28.7 million of gross realized gains and $1.5 million of gross realized losses.

The net realized gains on investments during the three months ended March 31, 2015 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Tripwire, Inc.	$13.8
Protective Industries, Inc.	8.1
Panda Temple Power, LLC	2.4
Other, net	2.9
Total, net	$27.2

During the three months ended March 31, 2015, we recognized net realized gains on foreign currency transactions of $4.5 million. In addition, during the three months ended March 31, 2015, we redeemed the entire outstanding $143.8 million principal amount of the February 2022 Notes (defined below). The total redemption price (including accrued and unpaid interest) was $144.6 million, which resulted in a realized loss on the extinguishment of debt of $3.8 million.

During the three months ended March 31, 2014, we had $667.9 million of sales, repayments or exits of investments resulting in $12.0 million of net realized gains on investments. Net realized gains on investments of $12.0 million were comprised of $12.1 million of gross realized gains and $0.1 million of gross realized losses.

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

During the three months ended March 31, 2014, we also recognized net realized gains on foreign currency transactions of $0.2 million. In addition, during the three months ended March 31, 2014, we purchased $0.4 million aggregate principal amount of the 2047 Notes (defined below) and as a result of these transactions, we recognized realized losses of $0.1 million.

Net Unrealized Gains/Losses

We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses. Net unrealized gains and losses for our portfolio for the three months ended March 31, 2015 and 2014, were comprised of the following:

	For the Three Months Ended March 31,
(in millions)	2015	2014
Unrealized appreciation	$29.6	$50.7
Unrealized depreciation	(53.0)	(48.2)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses(1)	(24.3)	(9.9)
Total net unrealized losses	$(47.7)	$(7.4)

(1)         The net unrealized (appreciation) depreciation reversal related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.

The changes in net unrealized appreciation and depreciation during the three months ended March 31, 2015 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Deprecation)
Cast & Crew Payroll, LLC and Centerstage Co-Investors, L.L.C.	$4.3
Ciena Capital LLC	3.7
Infilaw Holding, LLC	(2.0)
Instituto de Banca y Comercio, Inc. & Leeds IV Advisors, Inc.	(2.6)
ADF Capital, Inc. & ADF Restaurant Group, LLC	(3.5)
2329497 Ontario Inc.	(4.0)
Ivy Hill Asset Management, L.P.	(20.1)
Other, net	0.8
Total	$(23.4)

During the three months ended March 31, 2015, we also recognized net unrealized losses on foreign currency transactions of $1.3 million.

The changes in net unrealized appreciation and depreciation during the three months ended March 31, 2014 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Insight Pharmaceuticals Corporation	$6.9
Campus Management Corp.	3.5
VSS-Tranzact Holdings, LLC	3.4
Orion Foods, LLC	3.3
Ciena Capital LLC	2.0
The Dwyer Group	2.0
OTG Management, LLC	(4.5)
The Step2 Company, LLC	(11.6)
Ivy Hill Asset Management, L.P.	(15.4)
Other, net	12.9
Total	$2.5

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

As of March 31, 2015, we had $132.0 million in cash and cash equivalents and $3.5 billion in total aggregate principal amount of debt outstanding ($3.4 billion at carrying value). Subject to leverage and borrowing base restrictions, we had approximately $2.2 billion available for additional borrowings under the Facilities as of March 31, 2015.

We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. The amounts involved may be material. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowing. As of March 31, 2015, our asset coverage was 253%.

Equity Issuances

There were no sales of our equity securities during the three months ended March 31, 2015 and 2014. As of March 31, 2015 and December 31, 2014, our total equity market capitalization was $5.4 billion and $4.9 billion, respectively.

Debt Capital Activities

Our debt obligations consisted of the following as of March 31, 2015 and December 31, 2014:

	As of
	March 31, 2015					December 31, 2014
(in millions)	Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount	Carrying Value		Total Aggregate Principal Amount Available/ Outstanding(1)	Principal Amount	Carrying Value
Revolving Credit Facility	$1,290.0	(2)	$—	$—		$1,250.0	$170.0	$170.0
Revolving Funding Facility	540.0	(3)	—	—		540.0	324.0	324.0
SMBC Funding Facility	400.0		—	—		400.0	62.0	62.0
February 2016 Convertible Notes	575.0		575.0	567.2	(4)	575.0	575.0	565.0	(4)
June 2016 Convertible Notes	230.0		230.0	225.9	(4)	230.0	230.0	225.0	(4)
2017 Convertible Notes	162.5		162.5	160.4	(4)	162.5	162.5	160.2	(4)
2018 Convertible Notes	270.0		270.0	265.8	(4)	270.0	270.0	265.4	(4)
2019 Convertible Notes	300.0		300.0	296.3	(4)	300.0	300.0	296.1	(4)
2018 Notes	750.0		750.0	750.7	(5)	750.0	750.0	750.7	(5)
2020 Notes	600.0		600.0	598.9	(6)	400.0	400.0	398.4	(6)
February 2022 Notes	—		—	—		143.8	143.8	143.8
October 2022 Notes	182.5		182.5	182.5		182.5	182.5	182.5
2040 Notes	200.0		200.0	200.0		200.0	200.0	200.0
2047 Notes	229.6		229.6	181.4	(7)	229.5	229.5	181.3	(7)
Total	$5,729.6		$3,499.6	$3,429.1		$5,633.3	$3,999.3	$3,924.4

(1)                                 Subject to borrowing base and leverage restrictions. Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.

(2)                                 Provides for a feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of $1,935.0 million.

(3)                                 Provides for a feature that allows us and our consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”), under certain circumstances, to increase the size of the Revolving Funding Facility to a maximum of $865.0 million.

(4)                                 Represents the aggregate principal amount outstanding of the Convertible Unsecured Notes less the unaccreted discount recorded upon issuance of the Convertible Unsecured Notes. As of March 31, 2015, the total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes was $7.8 million, $4.1 million, $2.1 million, $4.2 million and $3.7 million, respectively. As of December 31, 2014, the total unaccreted discount for the February 2016 Convertible Notes, the June 2016 Convertible Notes, the 2017 Convertible Notes, the 2018 Convertible Notes and the 2019 Convertible Notes was $10.0 million, $5.0 million, $2.3 million, $4.6 million and $3.9 million, respectively.

(5)                                 Represents the aggregate principal amount outstanding of the 2018 Notes plus the net unamortized premium that was recorded upon the issuances of the 2018 Notes. As of March 31, 2015 and December 31, 2014, the total net unamortized premium for the 2018 Notes was $0.7 million and $0.7 million, respectively.

(6)                                 As of March 31, 2015, represents the aggregate principal amount of the 2020 Notes less the net unaccreted discount of $1.1 million recorded upon the issuances of the 2020 Notes. As of December 31, 2014, represents the aggregate principal amount outstanding of the 2020 Notes less the unaccreted discount of $1.6 million recorded on the first issuance of the 2020 Notes.

(7)                                 Represents the aggregate principal amount outstanding of the 2047 Notes less the unaccreted purchased discount recorded as part of the acquisition of Allied Capital Corporation in April 2010 (the “Allied Acquisition”). As of March 31, 2015 and December 31, 2014, the total unaccreted purchased discount for the 2047 Notes was $48.2 million and $48.2 million, respectively.

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount, of all our debt outstanding as of March 31, 2015 were 5.2% and 6.4 years, respectively, and as of December 31, 2014 were 4.9% and 6.5 years, respectively.

The ratio of total principal amount of debt outstanding to stockholders’ equity as of March 31, 2015 was 0.67:1.00 compared to 0.76:1.00 as of December 31, 2014. The ratio of total carrying value of debt outstanding to stockholders’ equity as of March 31, 2015 was 0.65:1.00 compared to 0.74:1.00 as of December 31, 2014.

Revolving Credit Facility

We are party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), which allows us to borrow up to $1,290.0 million at any one time outstanding. The end of the revolving period and the stated maturity date for the Revolving Credit Facility are May 4, 2019 and May 4, 2020, respectively. The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $1,935.0 million. The interest rate charged on the Revolving Credit Facility is based on LIBOR plus an applicable spread of either 1.75% or 2.00% or an “alternate base rate” (as defined in the agreements governing the Revolving Credit Facility) plus an applicable spread of either 0.75% or 1.00%, in each case, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of March 31, 2015, the interest rate in effect was LIBOR plus 1.75%. We are also required to pay a letter of credit fee of either 2.00% or 2.25% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of March 31, 2015, there were no amounts outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

Revolving Funding Facility

Our consolidated subsidiary, Ares Capital CP, is party to a revolving funding facility (as amended, the “Revolving Funding Facility”), which allows Ares Capital CP to borrow up to $540.0 million at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility is May 14, 2017 and May 14, 2019, respectively. The Revolving Funding Facility also provides for a feature that allows, under certain circumstances, for an increase in the size of the facility to a maximum of $865.0 million. The interest rate charged on the Revolving Funding Facility is one month LIBOR plus an applicable spread ranging from 2.25% to 2.50% over LIBOR and ranging from 1.25% to 1.50% over “base rate” (as defined in the agreements governing the Revolving Funding Facility) in each case, determined monthly based on the composition of the borrowing base relative to outstanding borrowings under the facility. As of March 31, 2015, the interest rate in effect was LIBOR plus 2.25%. Additionally, Ares Capital CP is required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility. As of March 31, 2015, there were no amounts outstanding under the Revolving Funding Facility and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

SMBC Funding Facility

Our consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), is party to a revolving funding facility (as amended, the “SMBC Funding Facility”), which allows ACJB to borrow up to $400.0 million at any one time outstanding. The SMBC Funding Facility is secured by all of the assets held by ACJB. As of March 31, 2015, the end of the reinvestment period and the stated maturity date for the SMBC Funding Facility were September 14, 2016 and September 14, 2021, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. The interest rate charged on the SMBC Funding Facility is based on one month LIBOR plus an applicable spread of 2.00% or a “base rate” (as defined in the agreements governing the SMBC Funding Facility) plus an applicable spread of 1.00%. Additionally, ACJB is required to pay a commitment fee of between 0.35% and 0.875% per annum depending on the size of the unused portion of the SMBC Funding Facility. As of March 31, 2015, there were no amounts outstanding under the SMBC Funding Facility and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

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

In certain circumstances, the Convertible Unsecured Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at their respective conversion rates (listed below as of March 31, 2015) subject to customary anti-dilution adjustments and the requirements of their respective indenture (the “Convertible Unsecured Notes Indentures”). Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Unsecured Notes only under certain circumstances set forth in the respective Convertible Unsecured Notes Indenture. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Unsecured Notes at any time. In addition, if we engage in certain corporate events as described in their respective Convertible Unsecured Notes Indenture, holders of the Convertible Unsecured Notes may require us to repurchase for cash all or part of the Convertible Unsecured Notes at a repurchase price equal to 100% of the principal amount of the Convertible Unsecured Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

Certain key terms related to the convertible features for each of the Convertible Unsecured Notes as of March 31, 2015 are listed below.

	February 2016 Convertible Notes	June 2016 Convertible Notes	2017 Convertible Notes	2018 Convertible Notes	2019 Convertible Notes
Conversion premium	17.5%	17.5%	17.5%	17.5%	15.0%
Closing stock price at issuance	$16.28	$16.20	$16.46	$16.91	$17.53
Closing stock price date	January 19, 2011	March 22, 2011	March 8, 2012	October 3, 2012	July 15, 2013
Conversion price (1)	$18.44	$18.35	$18.94	$19.64	$19.99
Conversion rate (shares per one thousand dollar principal amount)(1)	54.2419	54.5098	52.7869	50.9054	50.0292
Conversion dates	August 15, 2015	December 15, 2015	September 15, 2016	July 15, 2017	July 15, 2018

(1)         Represents conversion price and conversion rate, as applicable, as of March 31, 2015, taking into account certain de minimis adjustments that will be made on the conversion date.

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

2020 Notes

In November 2014, we issued $400.0 million in aggregate principal amount of unsecured notes, which bear interest at a rate of 3.875% per year and mature on January 15, 2020 (the “2020 Notes”). The 2020 Notes require payment of interest semi-annually, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time at our option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the 2020 Notes, and any accrued and unpaid interest. The $400.0 million aggregate principal amount of the 2020 Notes was issued at a discount to the principal amount. In January 2015, we issued an additional $200.0 million aggregate principal amount of the 2020 Notes at a premium of 100.2% of their principal amount.

February 2022 Notes

In February 2012, we issued $143.8 million in aggregate principal amount of unsecured notes, which bore interest at a rate of 7.00% per year and were scheduled to mature on February 15, 2022 (the “February 2022 Notes”). In March 2015, we redeemed the entire outstanding principal amount of our February 2022 Notes in accordance with the terms of the indenture governing these notes. The total redemption price (including accrued and unpaid interest) was $144.6 million, which resulted in a realized loss on the extinguishment of debt of $3.8 million.

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

2047 Notes

As part of the Allied Acquisition, we assumed $230.0 million aggregate principal amount of unsecured notes which bear interest at a rate of 6.875% and mature on April 15, 2047 (the “2047 Notes” and together with the 2018 Notes, the 2020 Notes, the October 2022 Notes and the 2040 Notes, the “Unsecured Notes”). The 2047 Notes require payment of interest quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time at our option, at a par redemption price of $25.00 per security plus accrued and unpaid interest.

As of March 31, 2015, we were in compliance in all material respects with the terms of the Convertible Unsecured Notes Indentures and the indentures governing the Unsecured Notes.

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

See Note 5 to our consolidated financial statements for the three months ended March 31, 2015 for more detail on our debt obligations.

OFF BALANCE SHEET ARRANGEMENTS

We have various commitments to fund investments in our portfolio, as described below.

As of March 31, 2015 and December 31, 2014, we had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) our discretion:

	As of
(in millions)	March 31, 2015	December 31, 2014
Total revolving and delayed draw loan commitments	$489.6	$574.8
Less: drawn commitments	(118.8)	(111.8)
Total undrawn commitments	370.8	463.0
Less: commitments substantially at discretion of the Company	(6.0)	(6.0)
Less: unavailable commitments due to borrowing base or other covenant restrictions	(1.3)	(2.7)
Total net adjusted undrawn revolving and delayed draw loan commitments	$363.5	$454.3

Included within the total revolving and delayed draw loan commitments as of March 31, 2015 and December 31, 2014 were delayed draw loan commitments totaling $186.3 million and $206.4 million, respectively. Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels).

Also included within the total revolving and delayed draw loan commitments as of March 31, 2015 were commitments to issue up to $62.7 million in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2015, we had $19.6 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. In addition to these letters of credit included as a part of the total revolving and delayed draw loan commitments to portfolio companies, as of March 31, 2015 we also had $5.3 million of letters of credit issued and outstanding on behalf of other portfolio companies. For all these letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. None of these letters of credit issued and outstanding are recorded as a liability on our balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company. Of these letters of credit, $17.9 million expire in 2016 and $7.0 million expire in 2017.

We also have commitments to co-invest in the SSLP for our portion of the SSLP’s commitments to fund delayed draw investments to certain portfolio companies of the SSLP. See “Senior Secured Loan Program” above and Note 4 to our consolidated financial statements for the three months ended March 31, 2015 for more information.

As of March 31, 2015 and December 31, 2014, we were party to subscription agreements to fund equity investments in private equity investment partnerships as follows:

	As of
(in millions)	March 31, 2015	December 31, 2014
Total private equity commitments	$107.0	$107.0
Less: funded private equity commitments	(20.5)	(20.4)
Total unfunded private equity commitments	86.5	86.6
Less: private equity commitments substantially at discretion of the Company	(84.6)	(84.7)
Total net adjusted unfunded private equity commitments	$1.9	$1.9

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

RECENT DEVELOPMENTS

In April 2015, Ares Venture Finance, L.P., a wholly owned subsidiary of ours, received approval for a license from the Small Business Administration (“SBA”) to operate as an Small Business Investment Company (“SBIC”) under the provisions of Section 301(c) of the Small Business Investment Act of 1958, as amended.

In April 2015, General Electric Company announced that it intends to sell most of the assets of General Electric Capital Corporation (“GECC”). These assets include the interests held by GECC and GE Global Sponsor Finance in the SSLP. We are in an active dialogue with GECC regarding the future of the SSLP and the SSLP continues to make loans and otherwise conduct its business in the ordinary course.  Although we will seek to continue the program with another partner, we may be unable to identify such a partner or to agree with such a partner on terms comparable to those contained in the existing SSLP agreements. If we cease to make new investments through the SSLP and the aggregate SSLP portfolio declines over time as loans in the program are repaid or exited, the portion of our earnings attributable to the SSLP could be adversely affected.

From April 1, 2015 through April 29, 2015, we made new investment commitments of approximately $153 million, all of which were funded. Of these new commitments, 82% were in second lien senior secured loans, 14% were in first lien senior secured loans, 3% were in preferred equity securities and 1% were in other equity securities. Of the approximately $153 million of new investment commitments, 96% were floating rate and 4% were non-interest bearing. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 9.9%. We may seek to sell all or a portion of these new investment commitments, although there can be no assurance that we will be able to do so.

From April 1, 2015 through April 29, 2015, we exited approximately $180 million of investment commitments. Of these investment commitments, 98% were first lien senior secured loans, 1% were investments in subordinated certificates of the SSLP and 1% were preferred equity securities. Of the approximately $180 million of exited investment commitments, 98% were floating rate, 1% were fixed rate and 1% were non-interest bearing. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was 7.5%. On the approximately $180 million of investment commitments exited from April 1, 2015 through April 29, 2015, we recognized total net realized gains of approximately $5 million.

In addition, as of April 29, 2015, we had an investment backlog and pipeline of approximately $385 million and $200 million, respectively. Investment backlog includes transactions approved by our investment adviser’s investment committee and/or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. Investment pipeline includes transactions where due diligence and analysis are in process, but no formal mandate, letter of intent or signed commitment have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.

CRITICAL ACCOUNTING POLICIES

See Note 2 to our consolidated financial statements for the three months ended March 31, 2015, which describes our critical accounting policies and recently issued accounting pronouncements not yet required to be adopted by us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2015, 81% of the investments at fair value in our portfolio bore interest at variable rates, 9% bore interest at fixed rates, 9% were non-interest earning and 1% were on non-accrual status. Additionally, for the variable rate investments, 70% of these investments contained interest rate floors (representing 57% of total investments at fair value). The Facilities all bear interest at variable rates with no interest rate floors, while the Unsecured Notes and the Convertible Unsecured Notes bear interest at fixed rates.

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

Based on our March 31, 2015 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$134.2	$—	$134.2
Up 200 basis points	$65.1	$—	$65.1
Up 100 basis points	$(3.4)	$—	$(3.4)
Down 100 basis points	$7.1	$—	$7.1
Down 200 basis points	$7.1	$—	$7.1
Down 300 basis points	$7.1	$—	$7.1

(1)         Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the three months ended March 31, 2015 for more information on the income based fees.

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

(1)         Excludes the impact of income based fees. See Note 3 to our consolidated financial statements for the three months ended March 31, 2015 for more information on the income based fees.

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

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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
10.1

Fifth Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 26, 2015, among Ares Capital Corporation, the lenders party thereto, and JPMorgan Chase Bank as administrative agent (3)

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

(3)                                 Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on March 30, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES CAPITAL CORPORATION

Date: May 4, 2015	By	/s/ R. Kipp deVeer
R. Kipp deVeer
Chief Executive Officer

Date: May 4, 2015	By	/s/ Penni F. Roll
Penni F. Roll
Chief Financial Officer

Date: May 4, 2015	By	/s/ Scott C. Lem
Scott C. Lem
Chief Accounting Officer, Vice President and Treasurer